Form 10-Q
period 1994-01-23
FOODMAKER INC /DE/
filed 1994-03-09
CIK 807882

                     SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C.   20549


                                FORM 10-Q


               QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                   OF THE SECURITIES EXCHANGE ACT OF 1934



         For Quarter Ended  January 23, 1994  Commission File No. 1-9390
                            ----------------                      ------


                                FOODMAKER, INC.
- ----------------------------------------------------------------------------
            (Exact name of registrant as specified in its charter)




   DELAWARE                                                   95-2698708
- -----------------------------------------------------------------------------
(State of Incorporation)                                   (I.R.S. Employer
                                                          Identification No.)




   9330 BALBOA AVENUE, SAN DIEGO, CA                                 92123
- -----------------------------------------------------------------------------
(Address of principal executive offices)                          (Zip Code)


          Registrant's telephone number, including area code  (619) 571-2121
                                                              --------------

          Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.


                                 Yes   X   No
                                      ----    ----

          Number of shares of common stock, $.01 par value, outstanding as of the close of business February 28, 1994 - 38,543,505

                        FOODMAKER, INC. AND SUBSIDIARIES

                      UNAUDITED CONSOLIDATED BALANCE SHEETS
                                  (In thousands)

                                                 January 23,      October 3,
                                                     1994            1993
                                                  ---------       ---------

                                        ASSETS

Current assets:
  Cash  . . . . . . . . . . . . . . . . . . . . .  $ 12,163        $  4,481
  Receivables . . . . . . . . . . . . . . . . . .    28,189          30,277
  Inventories . . . . . . . . . . . . . . . . . .    42,685          40,977
  Prepaid expenses. . . . . . . . . . . . . . . .     9,075          17,799
                                                  ---------       ---------
     Total current assets . . . . . . . . . . . .    92,112          93,534
                                                  ---------       ---------
Trading area rights . . . . . . . . . . . . . . .    55,044          55,678
                                                  ---------       ---------
Lease acquisition costs . . . . . . . . . . . . .    43,148          46,013
                                                  ---------       ---------
Other assets. . . . . . . . . . . . . . . . . . .    85,779          54,133
                                                  ---------       ---------
Property at cost. . . . . . . . . . . . . . . . .   721,138         711,284
  Accumulated depreciation and amortization . . .  (176,647)       (164,813)
                                                  ---------       ---------
                                                    544,491         546,471
                                                  ---------       ---------
Cost of business in excess of net assets
  at acquisition. . . . . . . . . . . . . . . . .    93,711          94,591
                                                  ---------       ---------

     TOTAL. . . . . . . . . . . . . . . . . . . .  $914,285        $890,420
                                                  =========       =========

                         LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Current maturities of long-term debt. . . . . .  $ 33,206        $ 33,163
  Accounts payable. . . . . . . . . . . . . . . .    45,044          36,662
  Accrued expenses. . . . . . . . . . . . . . . .   108,229         122,741
  Income taxes payable. . . . . . . . . . . . . .     2,849          10,783
                                                  ---------       ---------
     Total current liabilities. . . . . . . . . .   189,328         203,349
                                                  ---------       ---------
Deferred income taxes . . . . . . . . . . . . . .    17,189          17,189
                                                  ---------       ---------
Long-term debt, net of current maturities . . . .   540,889         500,460
                                                  ---------       ---------
Other long-term liabilities . . . . . . . . . . .    31,862          30,290
                                                  ---------       ---------
Stockholders' equity:
  Common stock. . . . . . . . . . . . . . . . . .       399             396
  Capital in excess of par value. . . . . . . . .   280,622         280,353
  Accumulated deficit . . . . . . . . . . . . . .  (131,541)       (127,154)
  Treasury stock. . . . . . . . . . . . . . . . .   (14,463)        (14,463)
                                                  ---------       ---------
  Total stockholders' equity. . . . . . . . . . .   135,017         139,132
                                                  ---------       ---------
     TOTAL. . . . . . . . . . . . . . . . . . . .  $914,285        $890,420
                                                  =========       =========

                    See accompanying notes to financial statements.

                           FOODMAKER, INC. AND SUBSIDIARIES

                    UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS
                         (In thousands, except per share data)



                                                     Sixteen Weeks Ended
                                                     -------------------
                                                 January 23,     January 17,
                                                     1994            1993
                                                  ---------       ---------
Revenues:
  Restaurant sales. . . . . . . . . . . . . . . .  $334,363        $351,685
  Distribution sales. . . . . . . . . . . . . . .    34,876          34,814
  Franchise rents and royalties . . . . . . . . .    10,998          12,600
  Other . . . . . . . . . . . . . . . . . . . . .     1,337           4,232
                                                  ---------       ---------
                                                    381,574         403,331
                                                  ---------       ---------
Costs and expenses:
  Costs of revenues:
     Restaurant costs of sales. . . . . . . . . .    95,919          97,579
     Restaurant operating costs . . . . . . . . .   201,506         194,678
     Costs of distribution sales. . . . . . . . .    33,283          33,364
     Franchised restaurant costs. . . . . . . . .     7,264           6,950
Selling, general and administrative . . . . . . .    33,049          36,339
Interest expense. . . . . . . . . . . . . . . . .    18,408          17,170
                                                  ---------       ---------
                                                    389,429         386,080
                                                  ---------       ---------
Earnings (loss) before income taxes
  and cumulative effect of changes
  in accounting principles. . . . . . . . . . . .    (7,855)         17,251

Income taxes (benefit). . . . . . . . . . . . . .    (3,456)          5,752
                                                  ---------       ---------
Earnings (loss) before cumulative effect
  of changes in accounting principles . . . . . .    (4,399)         11,499

Cumulative effect on prior years (to
  September 27, 1992) of adopting
  SFAS 106 and SFAS 109 . . . . . . . . . . . . .         -         (53,980)
                                                  ---------       ---------
Net loss. . . . . . . . . . . . . . . . . . . . . $  (4,399)       $(42,481)
                                                  =========       =========
Earnings (loss) per share - primary
  and fully diluted:
  Earnings (loss) before cumulative effect
     of changes in accounting principles. . . . .  $   (.11)     $      .29
  Cumulative effect on prior years (to
    September 27, 1992) of adopting
    SFAS 106 and SFAS 109 . . . . . . . . . . . .         -           (1.38)
                                                  ---------       ---------
  Net loss per share. . . . . . . . . . . . . . .  $   (.11)     $    (1.09)
                                                  =========       =========
Weighted average shares outstanding . . . . . . .    38,398          39,185

                     See accompanying notes to financial statements.

                            FOODMAKER, INC. AND SUBSIDIARIES

                    UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                    (In thousands)



                                                     Sixteen Weeks Ended
                                                     -------------------
                                                 January 23,     January 17,
                                                     1994            1993
                                                  ---------       ---------

Cash flows from operations:
  Net loss. . . . . . . . . . . . . . . . . . . . $  (4,399)      $ (42,481)
  Non-cash items included above:
    Depreciation and amortization . . . . . . . .    17,971          17,161
    Deferred income taxes . . . . . . . . . . . .         -          (1,388)
    Cumulative effect of accounting changes . . .         -          53,980
  Decrease in receivables . . . . . . . . . . . .     2,088          11,213
  Increase in inventories . . . . . . . . . . . .    (1,708)         (4,800)
  Decrease in prepaid expenses. . . . . . . . . .     8,724             725
  Increase (decrease) in accounts payable . . . .     8,382            (113)
  Decrease in accrued expenses. . . . . . . . . .   (20,402)         (4,656)
                                                  ---------       ---------
    Cash flows provided by operations . . . . . .    10,656          29,641
                                                  ---------       ---------

Cash flows from investing activities:
  Additions to property and equipment . . . . . .   (19,902)        (12,518)
  Dispositions of property and equipment. . . . .       649           1,854
  Decrease (increase) in trading area rights. . .       (96)            195
  Acquisition of Consul . . . . . . . . . . . . .         -          (8,700)
  Decrease (increase) in other assets . . . . . .   (31,022)            468
                                                  ---------       ---------
    Cash flows used in investing activities . . .   (50,371)        (18,701)
                                                  ---------       ---------


Cash flows from financing activities:
  Borrowings under revolving bank loans . . . . .     5,000               -
  Principal repayments under revolving
     bank loans . . . . . . . . . . . . . . . . .   (28,000)              -
  Proceeds from issuance of long-term debt. . . .    74,685           1,172
  Principal payments on long-term debt,
     including current maturities . . . . . . . .   (11,213)         (1,553)
  Decrease in accrued interest. . . . . . . . . .      (471)           (384)
  Repurchase of common stock. . . . . . . . . . .         -         (10,783)
  Proceeds from issuance of common stock. . . . .       278             872
  Other changes in equity . . . . . . . . . . . .         -              13
  Net proceeds from sale and leaseback
     transactions . . . . . . . . . . . . . . . .     7,118               -
  Decrease in accrued transaction costs . . . . .         -             (41)
                                                  ---------       ---------
    Cash flows provided (used) by
         financing activities . . . . . . . . . .    47,397         (10,704)
                                                  ---------       ---------
Net increase in cash and cash
  equivalents . . . . . . . . . . . . . . . . . . $   7,682      $      236
                                                  =========       =========

                    See accompanying notes to financial statements.

                       FOODMAKER, INC. AND SUBSIDIARIES

             NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

                                January 23, 1994


1. The accompanying unaudited financial statements do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments, consisting only of normal recurring adjustments, considered necessary for a fair presentation have been included. Operating results for any interim period are not necessarily indicative of the results for any other interim period or for the full year. The Company reports results quarterly with the first quarter having 16 weeks and each remaining quarter having 12 weeks. Certain financial statement reclassifications have been made in the prior year to conform to the current year presentation. Additionally, the prior year financial statements have been restated to reflect the Company's adoption as of September 28, 1992 of Statement of Financial Accounting Standards ("SFAS") No. 106, "Employers' Accounting for Postretirement Benefits Other Than Pensions" and SFAS No. 109, "Accounting for Income Taxes". These financial statements should be read in conjunction with the 1993 financial statements.

2.  The income tax benefit for 1994 was 44% of the pretax loss.
    Income taxes in 1993 were 33% of pretax earnings before the cumulative effect of changes in accounting principles, and reflect the restatement for the annualized effect of adopting SFAS No. 109.

3. In early January 1994, the Company entered into financing lease arrangements with two limited partnerships, (the "Partnerships"), in which estates for years relating to 42 existing and approximately 34 to-be-constructed restaurants were sold. The acquisition of the properties, including costs and expenses, was funded through the issuance by a special purpose corporation acting as agent for the Partnerships of $70 million senior secured notes, having interest payable semi-annually and due in two equal annual installments of principal beginning November 1, 2002. The Company is required semi-annually through year nine to make payments to a trustee of approximately $3.4 million and special payments of approximately $.7 million, which effectively cover interest and sinking fund requirements, respectively, on the notes. At the end of years nine and ten, the Company must make rejectable offers to reacquire 50% of the properties at each date at a price which is sufficient, in conjunction with previous sinking fund deposits, to retire the notes. If the Partnerships reject the offers, the Company may purchase the properties at less than fair market value or cause the Partnerships to fund the remaining principal payments on the notes and, at the Company's option, cause the Partnerships to acquire the Company's residual
    interest in the properties.   If the Partnerships are allowed to
    retain the estates for years, the Company has available options to extend the leases for total terms of up to 35 years, at which time the ownership of the property will revert to the Company. The transactions are reflected as financings with the properties remaining in the Company's financial statements.
                                       5

                       FOODMAKER, INC. AND SUBSIDIARIES

             NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                                (Continued)


As a result of the foregoing transaction, at January 23, 1994, the Company had approximately $28 million in construction funds available for new restaurants, which was classified in the financial statements in other assets, and long-term debt changed as indicated in the following table:

                                                    January 23,   October 3,
                                                        1994         1993
                                                     ---------    ---------
Bank credit agreement . . . . . . . . . . . . . . . . $ 79,000     $107,000
13 1/2% Senior notes. . . . . . . . . . . . . . . . .   23,283       23,283
9 1/4% Senior notes, due March 1, 1999. . . . . . . .  175,000      175,000
9 3/4% Senior subordinated notes, due June 1, 2002. .  125,000      125,000
12 3/4% Senior notes, due July 1, 1996. . . . . . . .    7,043        7,043
14 1/4% Senior subordinated notes, due May 15, 1998 .   42,843       42,843
Subordinated debentures . . . . . . . . . . . . . . .   19,297       19,268
Other notes, principally secured. . . . . . . . . . .   23,357       23,610
Financing lease obligations . . . . . . . . . . . . .   68,914           --
Capitalized lease obligations . . . . . . . . . . . .   10,358       10,576
                                                     ---------    ---------
                                                       574,095      533,623
Less current portion. . . . . . . . . . . . . . . . .  (33,206)     (33,163)
                                                     ---------    ---------
                                                      $540,889     $500,460
                                                     =========    =========

4. On January 27, 1994, just following the close of the quarter, Foodmaker, Apollo Advisors, L.P. ("Apollo") and Green Equity Investors, L.P. ("GEI"), (collectively, the "Investors"), acquired Restaurant Enterprises Group, Inc. ("REGI"), a company that owns, operates and franchises various restaurant chains including El Torito, Carrows and Coco's. Contemporaneously, REGI changed its name to Family Restaurants, Inc. ("FRI"). Concurrently, Foodmaker contributed its entire Chi-Chi's Mexican restaurant chain to FRI in exchange for a 39% equity interest in FRI, valued at $62 million, a five-year warrant to acquire 111,111 additional shares at $240 per share, which would increase its equity interest to 45%, and approximately $173 million in cash ($208 million less the face amount of Chi-Chi's debt assumed, aggregating approximately $35 million). Apollo and GEI contributed $91 million in cash and hold a 57% equity position in FRI. Management of FRI invested $7 million in cash and notes and holds a 4% equity position. A portion of the net cash received has been used by Foodmaker to repay all of the debt outstanding under its then existing bank credit facility, which has been terminated. It is expected that the balance of proceeds will be used to reduce other existing debt, to the extent permitted by the Company's financing agreements, and to provide funds for capital expenditures and general corporate purposes.

5.  Contingent Liabilities

    Various claims and legal proceedings are pending in various state courts in the states of Washington, Nevada and Idaho and in Federal Court, Western District of Washington at Seattle against the Company seeking monetary damages and other relief, including numerous lawsuits and claims relating to the outbreak of food-borne illness (the "Outbreak") attributed to hamburgers served at Jack In The Box restaurants. The Company, in consultation with its insurance carriers and attorneys, does not anticipate that the total liability on all such lawsuits and claims will exceed the coverage available under its applicable insurance policies.

                       FOODMAKER, INC. AND SUBSIDIARIES

             NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                                (Continued)


    Actions were filed on July 2, 1993, in the Superior Court of California, County of San Diego, by certain of the Company's franchisees against the Company, The Vons Companies, Inc., ("Vons") and other suppliers (Syed Ahmad, et al, versus Foodmaker, Inc., et al), claiming damages from reduced sales and profits due to the Outbreak. After extensive negotiations, a settlement was reached with most of the franchisees and the Company hopes to reach settlements with the two remaining franchisees. During 1993, the Company provided approximately $44.5 million to cover the settlements and associated costs, including anticipated settlements with the remaining franchisees.

    The Company on July 19, 1993, filed a cross-complaint against Vons and other suppliers seeking reimbursement for all damages, costs and expenses incurred in connection with the Outbreak. On or about January 18, 1994, Vons filed a cross complaint against Foodmaker and others in this action alleging certain contractual and tort liabilities and seeking damages in unspecified amounts and a declaration of the rights and obligations of the parties.

    In April 1993, a class action, In re Foodmaker, Inc./Jack In The Box Securities Litigation, was filed in Federal Court, Western District of Washington at Seattle against the Company, its Chairman, and the President of the Jack In The Box Division on behalf of all persons who acquired the Company's common stock between March 4, 1992 and January 22, 1993 seeking damages in an unspecified amount as well as punitive damages. In general terms, the complaint alleges that there were false and misleading statements in the Company's March 4, 1992 prospectus and in certain public statements and filings in 1992 and 1993, including claims that the defendants disseminated false information regarding the Company's food quality standards and internal quality control procedures. The Company has engaged legal counsel and intends to vigorously defend the action.

    The amount of liability from the claims and actions described above cannot be determined with certainty, but in the opinion of management, based in part upon advice from legal counsel, the ultimate liability from all pending legal proceedings, asserted legal claims and known potential legal claims which are probable of assertion will not materially affect the consolidated financial position or operations of the Company.

    The U.S. Internal Revenue Service ("IRS") had proposed adjustments to tax liabilities of $17 million (exclusive of interest) for the Company's federal income tax returns for fiscal years 1986 through 1988. A final report has not been issued but agreement has been reached to satisfy these proposed adjustments at approximately $1.3 million (exclusive of $.8 million interest). The IRS examinations of the Company's federal income tax returns for fiscal years 1989 and 1990 resulted in the issuance of proposed adjustments to tax liabilities aggregating $2.2 million (exclusive of $.7 million interest). The Company has filed a protest with the Regional Office of Appeals of the IRS contesting the proposed assessments. Management believes that adequate provision for income taxes has been made.

                       FOODMAKER, INC. AND SUBSIDIARIES

             MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL INFORMATION


RESULTS OF OPERATIONS

    All comparisons under this heading between 1994 and 1993 refer to the 16-week periods ended January 23, 1994 and January 17, 1993, respectively. On January 27, 1994, the Company contributed its entire Chi-Chi's Mexican restaurant chain to Family Restaurants, Inc. ("FRI") in exchange for a 39% interest in FRI and other consideration including cash and debt assumption as described in Note 4 to the consolidated financial statements. The consolidated statements of operations include Chi-Chi's revenues and expenses for the full 16-week periods in both 1994 and 1993.

    Sales by Jack In The Box Company-operated restaurants decreased $22.2 million to $211.1 million in 1994 from $233.3 million in 1993 due to a 9.2% decline in per store average sales for comparable restaurants ("PSA") offset in part by an increase in the average number of Company-operated restaurants to 727 in 1994 from 717 in 1993. The PSA decline is due to (1) a comparison to a period of record performance in 1993, (2) the ongoing recovery of sales after Jack In The Box was linked in January 1993 to an outbreak of food-borne illness in the Pacific Northwest ("the Outbreak"), and (3) a continuing weak economic climate in California where approximately 50% of the Jack In The Box restaurants are located. Chi-Chi's restaurant sales were $123.3 million in 1994 and $118.4 million in 1993.

    Distribution sales of food and supplies to franchisees and others remained relatively unchanged at $34.9 million in 1994, as declines in sales to Jack In The Box franchisees were offset by sales to a new customer added in the second quarter of 1993.

    Jack In The Box franchise rents and royalties decreased $1.2 million to $10.9 million in 1994 from $12.1 million in 1993 principally due to a PSA decline for franchisee-operated Jack In The Box restaurants, which were also affected by the same factors and similarly to Company-operated restaurants. Franchise rents and royalties for Chi-Chi's were $.1 million and $.5 million, respectively, in 1994 and 1993.

    Other revenues for Jack In The Box, which include interest income, franchise fees and gains realized on conversions of Company-operated restaurants to franchised restaurants, decreased $2.0 million to $.8 million in 1994 from $2.8 million in 1993, primarily due to a decline in the number of conversions to 4 in 1994 from 7 in 1993. Chi-Chi's other revenues were $.5 million and $1.4 million, respectively, in 1994 and 1993.

    Jack In The Box costs of sales decreased $3.6 million to $63.2 million in 1994 from $66.8 million in 1993 principally due to lower sales. These costs increased as a percent of sales in 1994 as compared to 1993 due to the impact of higher ingredient costs not offset by price increases and the higher proportional food cost of the current product sales mix, which is producing higher average checks than other quarters since the Outbreak. Chi-Chi's costs of sales were $32.7 million in 1994 and $30.8 million in 1993.

    Restaurant operating costs for Jack In The Box decreased $1.4 million to $120.8 million in 1994 from $122.2 million in 1993 primarily due to a reduction in performance-based compensation awards and certain variable costs, offset in part by increased occupancy and other operating costs. As a result of the decline in sales in 1994, restaurant operating costs represent a higher percent of sales. Chi-Chi's restaurant operating costs were $80.7 million in 1994 and $72.5 million in 1993.

    Costs of distribution sales remained relatively unchanged at $33.3 million in 1994.

    Jack In The Box franchise restaurant costs increased $.4 million to $7.1 million in 1994 from $6.7 million in 1993 primarily due to increased rental expense. Chi-Chi's franchise restaurant costs were $.2 million in both years.

    Selling, general and administrative expenses for Jack In The Box decreased $2.6 million to $23.9 million in 1994 from $26.5 million in 1993 due primarily to a decrease in write-offs associated with normal asset disposals, and due to a decrease in advertising and promotion costs to $16.6 million in 1994 from $17.4 million in 1993. Advertising and promotion costs increased as a percent of sales in 1994 due to the continued use of aggressive advertising and marketing tactics. Chi-Chi's incurred selling, general and administrative expenses of $9.1 million and $9.8 million, respectively, in 1994 and 1993.

    Interest expense increased to $18.4 million in 1994 from $17.2 million in 1993 due to an increase of indebtedness resulting from the addition of an approximate $70 million finance lease obligation and interest related to prior year tax audits.

    Income tax benefit was 44% of pretax loss in 1994, versus income taxes of 33% in 1993. The U.S. Internal Revenue Service ("IRS") had proposed adjustments to tax liabilities of $17 million (exclusive of interest) for the Company's federal income tax returns for fiscal years 1986 through 1988. A final report has not been issued but agreement has been reached to satisfy these proposed adjustments at approximately $1.3 million (exclusive of $.8 million interest). The IRS examinations of the Company's federal income tax returns for fiscal years 1989 and 1990 resulted in the issuance of proposed adjustments to tax liabilities aggregating $2.2 million (exclusive of $.7 million interest). The Company has filed a protest with the Regional Office of Appeals of the IRS contesting the proposed assessments. Management believes that adequate provision for income taxes has been made.

    Effective September 28, 1992, the Company adopted the Financial Accounting Standards Board's Statement of Financial Accounting Standards ("SFAS") No. 106, "Employers' Accounting for Postretirement Benefits Other Than Pension Benefits", and No. 109, "Accounting for Income Taxes". As a result, the Company reported in 1993 a $54.0 million cumulative effect to September 27, 1992 of these changes in accounting principles, $10.2 million relating to SFAS 106 and $43.8 million relating to SFAS 109.

FINANCIAL CONDITION

    The Company's primary sources of liquidity are cash flows from operations, borrowings under the Company's credit facility and the sale and leaseback of restaurant properties. An additional potential source of liquidity is the conversion of Company-operated Jack In The Box restaurants to franchised restaurants. The Company requires capital principally to construct new restaurants, to maintain, improve and refurbish existing restaurants, and for general corporate purposes.

    At January 23, 1994, the Company's working capital deficit had decreased $12.6 million to $97.2 million from $109.8 million at October 3, 1993, resulting from estimated tax payments, recognition of tax benefits and partial payment of franchisee settlements and associated costs. The restaurant business does not require the maintenance of significant receivables or inventories, and it is common to receive trade credit from vendors for purchases such as supplies. In addition, the Company, and generally the industry, continually invests it its business through the addition of new units and refurbishment of existing units, which are reflected as long-term assets and not as part of working capital.

    At January 23, 1994, the Company's total debt outstanding was $574.1 million. In early January 1994, the Company completed financing arrangements (see Note 3 to the consolidated financial statements), which added an approximate $70 million finance lease obligation to the Company's debt, enabling the Company to repay approximately $28 million in bank borrowings, fund existing capital expenditures and establish a construction fund of approximately $28 million for new restaurants. With the sale of Chi-Chi's on January 27, 1994, the Company reduced its outstanding debt to approximately $471 million, including full repayment of all bank borrowings and termination of the bank credit facility, and had approximately $90 million in cash on hand. Substantially all of the Company's real estate and machinery and equipment is, and is expected to continue to be, pledged to its lenders.

    Based upon current levels of operations and anticipated growth, the Company expects that sufficient cash flow will be generated from operations so that, combined with other financing alternatives available to it, including the utilization of cash on hand, cash in the construction fund and the sale and leaseback of restaurants, the Company will be able to meet all of its debt service requirements, as well as its capital expenditures and working capital requirements, for the foreseeable future. In addition, the Company is seeking a new bank credit facility to provide an additional source of funds for the future.

    On August 7, 1992, the Board of Directors of the Company authorized the purchase of up to 2 million shares of the Company's outstanding Common Stock in the open market, for an aggregate amount not to exceed $20 million. At January 23, 1994, the Company had acquired 1,412,654 shares for an aggregate cost of $14.5 million.

RECENT DEVELOPMENTS

    On January 27, 1994, Foodmaker, Apollo Advisors, L.P. ("Apollo") and Green Equity Investors, L.P. ("GEI"), (collectively, the "Investors"), acquired Restaurant Enterprises Group, Inc. ("REGI"), a company that owns, operates and franchises various restaurant chains including El Torito, Carrows and Coco's. Contemporaneously, REGI changed its name to Family Restaurants, Inc. ("FRI"). Concurrently, Foodmaker contributed its entire Chi-Chi's Mexican restaurant chain to FRI in exchange for a 39% equity interest in FRI, valued at $62 million, a five-year warrant to acquire 111,111 additional shares at $240 per share, which would increase its equity interest to 45%, and approximately $173 million in cash ($208 million less the face amount of Chi-Chi's debt assumed, aggregating approximately $35 million). Apollo and GEI contributed $91 million in cash and hold a 57% equity position in FRI. Management of FRI invested $7 million in cash and notes and holds a 4% equity position. A portion of the net cash received has been used by Foodmaker to repay all of the debt outstanding under its then existing bank credit facility, which has been terminated. It is expected that the balance of proceeds will be used to reduce other existing debt, to the extent permitted by the Company's financing agreements, and to provide funds for capital expenditures and general corporate purposes. The Company does not anticipate receiving dividends on its FRI common stock in the foreseeable future. The payment of dividends is restricted by FRI's public debt instruments.

PART II - OTHER INFORMATION

There is no information required to be reported for any items under
Part II, except as follows:

Item 1.         Legal Proceedings.

    Various claims and legal proceedings are pending in various state courts in the states of Washington, Nevada and Idaho and in Federal Court, Western District of Washington at Seattle against the Company seeking monetary damages and other relief, including numerous lawsuits and claims relating to the outbreak of food-borne illness (the "Outbreak") attributed to hamburgers served at Jack In The Box restaurants. The Company, in consultation with its insurance carriers and attorneys, does not anticipate that the total liability on all such lawsuits and claims will exceed the coverage available under its applicable insurance policies.

    Actions were filed on July 2, 1993, in the Superior Court of California, County of San Diego, by certain of the Company's franchisees against the Company, The Vons Companies, Inc., ("Vons") and other suppliers (Syed Ahmad, et al, versus Foodmaker, Inc., et al), claiming damages from reduced sales and profits due to the Outbreak. After extensive negotiations, a settlement was reached with most of the franchisees and the Company hopes to reach settlements with the two remaining franchisees. During 1993, the Company provided approximately $44.5 million to cover the settlements and associated costs, including anticipated settlements with the remaining franchisees.

    The Company on July 19, 1993, filed a cross-complaint against Vons and other suppliers seeking reimbursement for all damages, costs and expenses incurred in connection with the Outbreak. On or about
January 18, 1994, Vons filed a cross complaint against Foodmaker and others in this action alleging certain contractual and tort liabilities and seeking damages in unspecified amounts and a declaration of the rights and obligations of the parties.

    In April 1993, a class action, In re Foodmaker, Inc./Jack In The Box Securities Litigation, was filed in Federal Court, Western District of Washington at Seattle against the Company, its Chairman, and the President of the Jack In The Box Division on behalf of all persons who acquired the Company's common stock between March 4, 1992 and January 22, 1993 seeking damages in an unspecified amount as well as punitive damages. In general terms, the complaint alleges that there were false and misleading statements in the Company's
March 4, 1992 prospectus and in certain public statements and filings in 1992 and 1993, including claims that the defendants disseminated false information regarding the Company's food quality standards and internal quality control procedures. The Company has engaged legal counsel and intends to vigorously defend the action.

    The amount of liability from the claims and actions described above cannot be determined with certainty, but in the opinion of management, based in part upon advice from legal counsel, the ultimate liability from all pending legal proceedings, asserted legal claims and known potential legal claims which are probable of assertion will not materially affect the consolidated financial position or operations of the Company.

    The U.S. Internal Revenue Service ("IRS") had proposed adjustments to tax liabilities of $17 million (exclusive of interest) for the Company's federal income tax returns for fiscal years 1986 through 1988. A final report has not been issued but agreement has been reached to satisfy these proposed adjustments at approximately $1.3 million (exclusive of $.8 million interest). The IRS examinations of the Company's federal income tax returns for fiscal years 1989 and 1990 resulted in the issuance of proposed adjustments to tax liabilities aggregating $2.2 million (exclusive of $.7 million interest). The Company has filed a protest with the Regional Office of Appeals of the IRS contesting the proposed assessments.
Management believes that adequate provision for income taxes has been made.
                                       11

Item 4.         Submission of Matters to a Vote of Security Holders.

    The Company's annual meeting was held February 11, 1994 at which the following matters were voted as indicated:
                                                       For         Withheld
                                                    ----------     --------
    1.    Election of the following directors to
          serve until the next annual meeting of
          stockholders and until their successors
          are elected and qualified.

              Michael E. Alpert . . . . . . . . .   36,346,243      343,858
              Paul T. Carter. . . . . . . . . . .   36,347,348      342,753
              Charles W. Duddles. . . . . . . . .   36,348,448      341,653
              Edward Gibbons. . . . . . . . . . .   36,347,838      342,263
              Jack W. Goodall . . . . . . . . . .   36,338,668      351,433
              Leonard I. Green. . . . . . . . . .   36,347,688      342,413
              Robert J. Nugent. . . . . . . . . .   36,348,448      341,653
              L. Robert Payne . . . . . . . . . .   36,348,348      341,753
              Christopher V. Walker . . . . . . .   36,347,948      342,153

                                          For    Against  Abstain Not Voted
                                      ---------  -------  ------- ---------
    2.    Ratification of the appointment
          of KPMG Peat Marwick as
          independent accountants    36,541,823  128,234   20,044       -0-


Item 6. Exhibits and Reports on Form 8-K.

    (a)   Exhibits

          Number      Description
          ------      -----------
          10.1        Master Leases between CRC Limited Partnerships and
                      Foodmaker, Inc. as of December 15, 1993

    (b)   Reports on Form 8-K

                      A Form 8-K was filed on February 11, 1994, reporting under Item 2 thereof, the disposition of Chi-Chi's and acquisition of an approximate 39% interest in FRI on January
          27, 1994, shortly after the end of the quarter (See Note 4 to the financial statements). The required financial statements and pro forma financial information will be provided in an amended Form 8-K as soon as practicable after they become available but not later than 60 days after the date the Form
          8-K was filed.
                                       12

                                     SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized and in the capacities indicated.


                FOODMAKER, INC.


          By: /S/ ROBERT L. SUTTIE
             ------------------------
                Robert L. Suttie
                Vice President, Controller
                and Chief Accounting Officer
                (Duly Authorized Signatory)



Date: March 9, 1994
                                       13