Form 10-Q
period 1994-04-17
FOODMAKER INC /DE/
filed 1994-06-01
CIK 807882

                     SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C.   20549


                                FORM 10-Q


               QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                   OF THE SECURITIES EXCHANGE ACT OF 1934



         For Quarter Ended  April 17, 1994  Commission File No. 1-9390
                            --------------                      ------


                                FOODMAKER, INC.
- -----------------------------------------------------------------------------
            (Exact name of registrant as specified in its charter)




   DELAWARE                                                   95-2698708
- -----------------------------------------------------------------------------
(State of Incorporation)                                   (I.R.S. Employer
                                                          Identification No.)




   9330 BALBOA AVENUE, SAN DIEGO, CA                                 92123
- -----------------------------------------------------------------------------
(Address of principal executive offices)                          (Zip Code)


          Registrant's telephone number, including area code  (619) 571-2121
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

          Number of shares of common stock, $.01 par value, outstanding as of the close of business May 31, 1994 - 38,573,400

                              FOODMAKER, INC. AND SUBSIDIARIES

                            UNAUDITED CONSOLIDATED BALANCE SHEETS
                                       (In thousands)

                                                  April 17,     October 3,
                                                    1994            1993
                                                   -------         -------
                                           ASSETS

Current assets:
  Cash. . . . . . . . . . . . . . . . . . . . . . $ 79,626        $  4,481
  Receivables . . . . . . . . . . . . . . . . . .   25,533          30,277
  Inventories . . . . . . . . . . . . . . . . . .   26,681          40,977
  Prepaid expenses. . . . . . . . . . . . . . . .    8,946          17,799
                                                   -------         -------
     Total current assets . . . . . . . . . . . .  140,786          93,534
                                                   -------         -------
Investment in FRI . . . . . . . . . . . . . . . .   57,455               -
                                                   -------         -------
Trading area rights . . . . . . . . . . . . . . .   61,114          55,678
                                                   -------         -------
Lease acquisition costs . . . . . . . . . . . . .   27,089          46,013
                                                   -------         -------
Other assets. . . . . . . . . . . . . . . . . . .   78,153          54,133
                                                   -------         -------
Property at cost. . . . . . . . . . . . . . . . .  526,407         711,284
  Accumulated depreciation and amortization . . . (125,351)       (164,813)
                                                   -------         -------
                                                   401,056         546,471
                                                   -------         -------
Cost of business in excess of net assets
  at acquisition. . . . . . . . . . . . . . . . .    2,632          94,591
                                                   -------         -------
     TOTAL. . . . . . . . . . . . . . . . . . . . $768,285        $890,420
                                                   =======         =======

                            LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Current maturities of long-term debt. . . . . . $ 12,816        $ 33,163
  Accounts payable. . . . . . . . . . . . . . . .   35,707          36,662
  Accrued expenses. . . . . . . . . . . . . . . .   85,017         122,741
  Income taxes payable. . . . . . . . . . . . . .    6,976          10,783
                                                   -------         -------
     Total current liabilities. . . . . . . . . .  140,516         203,349
                                                   -------         -------
Deferred income taxes . . . . . . . . . . . . . .        -          17,189
                                                   -------         -------
Long-term debt, net of current maturities . . . .  463,689         500,460
                                                   -------         -------
Other long-term liabilities . . . . . . . . . . .   40,939          30,290
                                                   -------         -------
Stockholders' equity:
  Common stock. . . . . . . . . . . . . . . . . .      400             396
  Capital in excess of par value. . . . . . . . .  280,677         280,353
  Accumulated deficit . . . . . . . . . . . . . . (143,473)       (127,154)
  Treasury stock. . . . . . . . . . . . . . . . .  (14,463)        (14,463)
                                                   -------         -------

  Total stockholders' equity. . . . . . . . . . .  123,141         139,132
                                                   -------         -------
     TOTAL. . . . . . . . . . . . . . . . . . . . $768,285        $890,420
                                                   =======         =======
                       See accompanying notes to financial statements.

                              FOODMAKER, INC. AND SUBSIDIARIES

                       UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS
                            (In thousands, except per share data)


                                Twelve Weeks Ended      Twenty-eight Weeks Ended
                               ----------------------   ------------------------
                               April 17,    April 11,    April 17,     April 11,
                                  1994         1993         1994          1993
                                --------     --------     --------     --------
Revenues:
  Restaurant sales. . . . . . . $165,003     $217,319     $499,366     $569,004
  Distribution sales. . . . . .   45,117       20,273       79,993       55,087
  Franchise rents and royalties    7,540        5,944       18,538       18,544
  Other . . . . . . . . . . . .    1,046        1,373        2,383        5,605
                                --------     --------     --------     --------
                                 218,706      244,909      600,280      648,240
                                --------     --------     --------     --------
Costs and expenses:
  Costs of revenues:
     Restaurant cost of sales .   48,731       61,288      144,650      158,867
     Restaurant operating costs   96,475      140,440      297,981      335,118
     Cost of distribution sales   43,798       19,629       77,081       52,993
     Franchised restaurant costs   5,128       10,132       12,392       17,082
  Selling, general and
     administrative . . . . . .   23,048       33,773       56,097       70,112
  Equity in loss of FRI . . . .    1,261            -        1,261            -
  Interest expense. . . . . . .   12,375       12,915       30,783       30,085
                                --------     --------     --------     --------
                                 230,816      278,177      620,245      664,257
                                --------     --------     --------     --------
Loss before income taxes,
  extraordinary item and
  cumulative effect of changes
  in accounting principles. . .  (12,110)     (33,268)     (19,965)     (16,017)

Income taxes (benefit). . . . .   (2,928)     (11,093)      (6,384)      (5,341)
                                --------     --------     --------     --------
Loss before extraordinary item
  and cumulative effect of
  changes in accounting
  principles. . . . . . . . . .   (9,182)     (22,175)     (13,581)     (10,676)
Extraordinary item - loss on
  early extinguishment of debt,
  net of taxes. . . . . . . . .   (2,738)           -       (2,738)           -
Cumulative effect on prior
  years (to September 27, 1992)
  ofadopting SFAS 106 and
  SFAS 109. . . . . . . . . . .       -            -            -      (53,980)
                                --------     --------     --------     --------
Net loss. . . . . . . . . . . . $(11,920)    $(22,175)    $(16,319)    $(64,656)
                                ========     ========     ========     ========
Loss per share - primary
     and fully diluted:
  Loss before extraordinary
     item and cumulative effect
     of changes in accounting
     principles . . . . . . . . $   (.24)    $   (.58)    $   (.35)    $   (.28)
  Extraordinary item. . . . . .     (.07)           -         (.07)           -
  Cumulative effect on prior
     years (to September 27,
     1992) of adopting SFAS 106
     and SFAS 109 . . . . . . .        -            -            -        (1.39)
                                --------     --------     --------     --------
  Net loss per share. . . . . . $   (.31)    $   (.58)    $   (.42)    $  (1.67)
                                ========     ========     ========     ========
Weighted average shares
     outstanding                  38,559       38,111       38,467       38,725

                       See accompanying notes to financial statements.

                              FOODMAKER, INC. AND SUBSIDIARIES

                       UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                       (In thousands)


                                                   Twenty-eight Weeks Ended
                                                  -------------------------
                                                  April 17,       April 11,
                                                     1994            1993
                                                   -------         -------


Cash flows from operations:
  Net loss, excluding extraordinary item. . . . . $(13,581)       $(64,656)
  Non-cash items included above:
     Depreciation and amortization. . . . . . . .   25,959          30,356
     Deferred income taxes. . . . . . . . . . . .   (9,358)         (2,388)
     Equity in loss of FRI. . . . . . . . . . . .    1,261               -
     Cumulative effect of accounting changes. . .        -          53,980
  Decrease in receivables . . . . . . . . . . . .    1,771           4,532
  Increase in inventories . . . . . . . . . . . .   (1,168)         (2,776)
  Decrease in prepaid expenses. . . . . . . . . .    5,893             150
  Increase (decrease) in accounts payable . . . .   15,167          (6,200)
  Decrease in accrued expenses. . . . . . . . . .   (3,823)         (6,881)
                                                   -------         -------
     Cash flows provided by operations. . . . . .   22,121           6,117
                                                   -------         -------

Cash flows from investing activities:
  Additions to property and equipment . . . . . .  (37,979)        (21,215)
  Dispositions of property and equipment. . . . .      411           3,794
  Decrease (increase) in trading area rights. . .   (6,766)            245
  Acquisition of Consul . . . . . . . . . . . . .        -          (8,700)
  Investment in FRI, net. . . . . . . . . . . . .  (58,716)              -
  Disposition of Chi-Chi's. . . . . . . . . . . .  225,606               -
  Increase in other assets. . . . . . . . . . . .  (33,852)         (1,318)
                                                   -------         -------
     Cash flows provided (used) in investing
       activities . . . . . . . . . . . . . . . .   88,704         (27,194)
                                                   -------         -------

Cash flows from financing activities:
  Borrowings under revolving bank loans . . . . .    5,000          17,000
  Principal repayments under revolving bank loans  (35,000)              -
  Proceeds from issuance of long-term debt. . . .   81,211           1,737
  Principal payments on long-term debt,
     including current maturities . . . . . . . .  (84,388)         (5,222)
  Extraordinary loss on retirement of debt,
     net of tax . . . . . . . . . . . . . . . . .   (2,738)              -
  Increase (decrease) in accrued interest . . . .    2,313          (1,066)
  Repurchase of common stock. . . . . . . . . . .        -         (10,929)
  Proceeds from issuance of common stock. . . . .      328           1,106
  Other changes in equity . . . . . . . . . . . .        -              46
  Net proceeds from sale and leaseback transactions  7,118           6,989
  Decrease in accrued transaction costs . . . . .        -            (259)
                                                   -------         -------
     Cash flows provided (used) by financing
       activities . . . . . . . . . . . . . . . .  (26,156)          9,402
                                                   -------         -------
Net increase (decrease) in cash and
     cash equivalents . . . . . . . . . . . . . . $ 84,669        $(11,675)
                                                   =======         =======

                       See accompanying notes to financial statements.

                              FOODMAKER, INC. AND SUBSIDIARIES

                     NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

                                       April 17, 1994


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

2. The income tax benefit for 1994 was 32% of the pretax loss. Income taxes in 1993 were 33% of pretax earnings before the cumulative effect of changes in accounting principles, and reflect the restatement for the annualized effect of adopting SFAS No. 109.

3. On January 27, 1994, Foodmaker, Apollo Advisors, L.P. ("Apollo") and Green Equity Investors, L.P. ("GEI"), whose general partner is Leonard Green & Partners, (collectively, the "Investors"), acquired Restaurant Enterprises Group, Inc. ("REGI"), a company that owns, operates and franchises various restaurant chains including El Torito, Carrows and Coco's. Contemporaneously, REGI changed its name to Family Restaurants, Inc. ("FRI"). Concurrently, Foodmaker contributed its entire Chi-Chi's Mexican restaurant chain to FRI in exchange for an approximate 40% equity interest in FRI, valued at $62 million, a five-year warrant to acquire 111,111 additional shares at $240 per share, which would increase its equity interest to 46%, and approximately $173 million in cash ($208 million less the face amount of Chi-Chi's debt assumed, aggregating approximately $35 million). Apollo and GEI, respectively, contributed $62 million and $29 million in cash and hold approximate 40% and 18.4% equity positions in FRI. Management of FRI invested $2.5 million in cash and notes and holds an approximate 1.6% equity position. A portion of the net cash received was used by Foodmaker to repay all of the debt outstanding under its then existing bank credit facility, which has been terminated. It is expected that the balance of proceeds will be used to reduce other existing debt, to the extent permitted by the Company's financing agreements, and to provide funds for capital expenditures and general corporate purposes. The Company does not anticipate receiving dividends on its FRI common stock in the foreseeable future. The payment of dividends is restricted by FRI's public debt instruments.

    Summarized FRI financial information for the two months from the date of the acquisition through March 27, 1994, the end of its first quarter, follows (in thousands):

          Sales . . . . . . . . . . . . . . . . . . . . . . . . . . .  $189,580
                                                                       --------
          Costs of sales. . . . . . . . . . . . . . . . . . . . . . .    52,986
          Operating costs . . . . . . . . . . . . . . . . . . . . . .   120,314
          General and administrative expense. . . . . . . . . . . . .     9,045
          Interest expense. . . . . . . . . . . . . . . . . . . . . .     9,878
                                                                       --------
          Loss before income tax provision. . . . . . . . . . . . . .    (2,643)
          Income taxes. . . . . . . . . . . . . . . . . . . . . . . .       594
          Net loss. . . . . . . . . . . . . . . . . . . . . . . . . .  $ (3,237)
                                                                       ========

                              FOODMAKER, INC. AND SUBSIDIARIES

                    NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                                         (Continued)

4. In early January 1994, the Company entered into financing lease arrangements with two limited partnerships, (the "Partnerships"), in which estates for years relating to 42 existing and approximately 34 to-be-constructed restaurants were sold. The acquisition of the properties, including costs and expenses, was funded through the issuance by a special purpose corporation acting as agent for the Partnerships of $70 million senior secured notes, having interest payable semi-annually and due in two equal annual installments of principal beginning November 1, 2002. The Company is required semi-annually through year nine to make payments to a trustee of approximately $3.4 million and special payments of approximately $.7 million, which effectively cover interest and sinking fund requirements, respectively, on the notes. At the end of years nine and ten, the Company must make rejectable offers to reacquire 50% of the properties at each date at a price which is sufficient, in conjunction with previous sinking fund deposits, to retire the notes. If the Partnerships reject the offers, the Company may purchase the properties at less than fair market value or cause the Partnerships to fund the remaining principal payments on the notes and, at the Company's option, cause the Partnerships to acquire the Company's
    residual interest in the properties.   If the Partnerships are allowed to
    retain the estates for years, the Company has available options to extend the leases for total terms of up to 35 years, at which time the ownership of the property will revert to the Company. The transactions are reflected as financings with the properties remaining in the Company's financial statements. As a result of the foregoing transaction, at April 17, 1994, the Company had approximately $28 million in construction funds available for new restaurants, which was classified in the financial statements in other assets.

5. Long-term debt has changed as a result of the aforementioned transactions as indicated in the following table:

                                                        April 17,    October 3,
                                                           1994          1993
                                                        ---------     ---------
     Bank credit agreement. . . . . . . . . . . . . . .  $     --      $107,000
     13 1/2% Senior notes . . . . . . . . . . . . . . .    23,283        23,283
     9 1/4% Senior notes, due March 1, 1999 . . . . . .   175,000       175,000
     9 3/4% Senior subordinated notes, due June 1, 2002   125,000       125,000
     12 3/4% Senior notes, due July 1, 1996 . . . . . .     7,043         7,043
     14 1/4% Senior subordinated notes, due May 15, 1998   42,843        42,843
     Subordinated debentures. . . . . . . . . . . . . .        --        19,268
     Other notes, principally secured . . . . . . . . .    25,707        23,610
     Financing lease obligations. . . . . . . . . . . .    68,940            --
     Capitalized lease obligations. . . . . . . . . . .     8,689        10,576
                                                         --------      --------
                                                          476,505       533,623
     Less current portion . . . . . . . . . . . . . . .   (12,816)      (33,163)
                                                         --------      --------
                                                         $463,689      $500,460
                                                         ========      ========
6.  Contingent Liabilities

    Various claims and legal proceedings are pending against the Company in various state and Federal courts; many of those proceedings are in the states of Washington, Nevada and Idaho and in Federal Court, Western District of Washington at Seattle seeking monetary damages and other relief relating to the outbreak of food-borne illness (the "Outbreak") attributed to hamburgers served at Jack In The Box restaurants. The Company, in consultation with its insurance carriers and attorneys, does not anticipate that the total liability on all such lawsuits and claims will exceed the coverage available under its applicable insurance policies.

                              FOODMAKER, INC. AND SUBSIDIARIES

                    NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                                         (Continued)

    Actions were filed on July 2, 1993, in the Superior Court of California, County of San Diego, by certain of the Company's franchisees against the Company, The Vons Companies, Inc., ("Vons") and other suppliers (Syed Ahmad, et al, versus Foodmaker, Inc., et al), claiming damages from reduced sales and profits due to the Outbreak. After extensive negotiations, settlements were reached with all but one of the franchisees. During 1993, the Company provided approximately $44.5 million to cover the settlements and associated costs, including a then anticipated settlement with the remaining franchisee.

    On January 14, 1994, the non-settling Franchisee filed two substantially identical suits against the Company and The Vons Companies in Superior Court of California, County of San Diego and in Federal Court, Southern District of California (Ira Fischbein, et al versus Foodmaker, Inc., et al) claiming damages from reduced sales, lost profits and reduced value of the franchise due to the Outbreak. The Company has engaged legal counsel and is vigorously defending the actions.

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

    In April 1993, a class action, In re Foodmaker, Inc./Jack In The Box Securities Litigation, was filed in Federal Court, Western District of Washington at Seattle against the Company, its Chairman, and the President of the Jack In The Box Division on behalf of all persons who acquired the Company's common stock between March 4, 1992 and January 22, 1993 seeking damages in an unspecified amount as well as punitive damages. In general terms, the complaint alleges that there were false and misleading statements in the Company's March 4, 1992 prospectus and in certain public statements and filings in 1992 and 1993, including claims that the defendants disseminated false information regarding the Company's food quality standards and internal quality control procedures. The Company has engaged legal counsel and is vigorously defending the action.

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

                              FOODMAKER, INC. AND SUBSIDIARIES

                    NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                                         (Continued)

7.  Selected Pro Forma Financial Data

    The following selected pro forma statement of operations for the 28 weeks ended April 17, 1994 give effect to the following transactions and events as if they had occured as of the beginning of the period presented: (i) the acquisition by the Company of a 40% equity interest in FRI, valued at $62 million; (ii) the concurrent contribution by the Company of its entire Chi-Chi's Mexican restaurant chain to FRI for the above equity interest and approximately $173 million in cash ($208 million less the face amount of Chi-Chi's debt assumed); and (iii) the utilization of cash to repay all of the debt outstanding under the Company's then existing bank credit facility, which has since been terminated, with the balance of cash available for capital expenditures and general corporate purposes.

    The pro forma financial data presented herein do not purport to represent what the Company's results of operations would have been had such transactions in fact occured at the beginning of the period or to project the Company's results of operations in any future period.

                                                        Pro Forma        As
                                             Actual    Adjustments    Adjusted
                                            --------   -----------    --------
                                         (In thousands, except per share data)
    Revenues:
      Restaurant sales. . . . . . . . . . . $499,366    $(123,247)    $376,119
      Distribution sales. . . . . . . . . .   79,993       28,163      108,156
      Franchise rents and royalties . . . .   18,538         (132)      18,406
      Other . . . . . . . . . . . . . . . .    2,383         (554)       1,829
                                            --------     --------     --------
                                             600,280      (95,770)     504,510
                                            --------     --------     --------
    Costs of revenues:
      Company restaurant costs. . . . . . .  442,631     (113,299)     329,332
      Costs of distribution sales . . . . .   77,081       28,048      105,129
      Franchised restaurant costs . . . . .   12,392         (159)      12,233
    Selling, general and administrative . .   56,097       (3,425)      52,672
    Equity in loss of FRI . . . . . . . . .    1,261        6,779        8,040
    Interest expense. . . . . . . . . . . .   30,783       (4,373)      26,410
                                            --------     --------     --------
                                             620,245      (86,429)     533,816
                                            --------     --------     --------
    Loss before income taxes and cumulative
      effect of changes in accounting
      principles. . . . . . . . . . . . . .  (19,965)      (9,341)     (29,306)
    Income taxes (benefit). . . . . . . . .   (6,384)      (3,036)      (9,420)
                                            --------     --------     --------
    Loss before cumulative effect of
      changes in accounting principles. . . $(13,581)     $(6,305)    $(19,886)
                                            ========     ========     ========

    Loss per share before cumulative effect
      of changes in accounting principles . $   (.35)                 $   (.52)
    Weighted average shares outstanding . .   38,467                    38,467
    -------------
    (1) The pro forma adjustments (i) eliminate revenues, costs of revenues and general and administrative expenses of Chi-Chi's; (ii) record sales and cost of sales for the Company's distribution activity with Chi-Chi's, previously eliminated in consolidation; (iii) record the Company's approximate 40% equity in the pro forma net loss of FRI; (iv) reflect the reduction of net interest expense through elimination of approximately $35 million assumed by FRI and utilization of proceeds from the sale of Chi-Chi's investments and for retirement of the bank credit facility; and (v) increase the income tax benefit as a result of the increased pro forma pre-tax loss.

                              FOODMAKER, INC. AND SUBSIDIARIES

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL INFORMATION


RESULTS OF OPERATIONS

    All comparisons under this heading between 1994 and 1993, unless otherwise indicated, refer to the 12-week and 28-week periods ended April 17, 1994 and April 11, 1993, respectively. On January 27, 1994, the Company contributed its entire Chi-Chi's Mexican restaurant chain ("Chi-Chi's") to Family Restaurants, Inc. ("FRI") in exchange for an approximate 40% interest in FRI and other consideration including cash and debt assumption as described in Note 3 to the consolidated financial statements. The consolidated statements of operations, therefore, include Chi-Chi's results of operations only for the 16 weeks (first fiscal quarter) ended in January 1994, and for both the 12-week and 28-week periods ended in 1993.

    Sales by Jack In The Box Company-operated restaurants increased $38.2 million and $16.0 million, respectively, to $165.0 million and $376.1 million in 1994 from $126.8 million and $360.1 million in 1993. The sales improvement is primarily due to an increase in the average number of Company-operated restaurants to 740 in 1994 from 715 in 1993 and due in part to increases in per store average sales for comparable restaurants ("PSA") of approximately 23% and 2%, respectively, in 1994 as compared to 1993. The PSA increase results primarily from a recovery of sales in 1994 in comparison to the depressed levels subsequent to January 1993 when Jack In The Box was linked to an outbreak of food-borne illness in the Pacific Northwest ("the Outbreak"). Chi-Chi's restaurant sales were $123.3 million in the first quarter of 1994 and $90.5 million and $208.9 million, respectively, in the 12-week and 28-week periods of 1993.

    Distribution sales of food and supplies increased approximately $25 million in both periods to $45.1 million and $80.0 million, respectively, in 1994 from $20.3 million and $55.1 million in 1993. The increases are primarily due to sales of $21.3 million to Chi-Chi's (FRI) restaurants, which were previously eliminated as intercompany sales, and in part due to a $3.5 million increase in sales to Jack In The Box franchisees and others.

    Jack In The Box franchise rents and royalties increased to $7.5 million and $18.4 million, respectively, in 1994 from $5.7 million and $17.8 million in 1993 principally due to PSA increases at franchisee-operated operated Jack In The Box restaurants, which were also affected negatively by the Outbreak in 1993. Franchise rents and royalties for Chi-Chi's were $.1 million in the first quarter of 1994 and $.2 million and $.7 million, respectively, in the 12-week and 28-week periods of 1993.

     Other revenues for Jack In The Box increased $.4 million to $1.0 million from $.6 million for the 12-week period primarily due to interest income earned on cash proceeds from the sale of Chi-Chi's, and declined $1.6 million to $1.8 million from $3.4 million for the 28-week period due to the decline in the number of conversions of Company-operated restaurants to franchised restaurants to 4 in 1994 from 9 in 1993, resulting in reduced gains and fees. Chi-Chi's other revenues were $.6 million in the first quarter of 1994 and $.8 million and $2.2 million, respectively, in the 12-week and 28-week periods of 1993.

    Jack In The Box costs of sales increased to $48.7 million and $112.0 million, respectively, in 1994 from $37.5 million and $104.3 million in 1993 principally due to the variable costs associated with higher sales. Costs of sales also increased as a percent of sales in 1994 as compared to 1993 due to the impact of higher ingredient costs not offset by price increases and the higher proportional food cost of certain discount promotions which have increased average customer checks to a level higher than any other quarter since the Outbreak. Chi-Chi's costs of sales were $32.7 million in 1994 and $23.8 million and $54.6 million, respectively, in the 12-week and 28-week periods of 1993.

    Restaurant operating costs for Jack In The Box increased $13.7 million and $12.4 million, respectively, to $96.5 million and $217.3 million in 1994 from $82.8 million and $204.9 million in 1993 primarily due to the variable costs associated with increased sales, and in part due to higher occupancy and other operating costs. The higher occupancy costs are the result of increases in the number of new leased properties and the sale and leaseback of existing properties. As a result of the increase in average sales in 1994, restaurant operating costs represent a lower percent of sales for the 12-week period in 1994 in comparison to the similar period of 1993. Chi-Chi's restaurant operating costs were $80.7 million in the first quarter of 1994 and $57.6 million and $130.2 million, respectively, in the 12-week and 28-week periods of 1993.

    Costs of distribution sales increased approximately $24 million in both periods to $43.8 million and $77.1 million in 1994 from $19.6 million and $53.0 million in 1993, consistent with the increase in distribution sales.

    Jack In The Box franchise restaurant costs, which consist primarily of rents and depreciation on properties leased to franchisees, decreased to $5.1 million and $12.2 million, respectively, in 1994 from $10.0 million and $16.8 million in 1993 primarily due to the elimination of assistance provided to franchisees in 1993. Chi-Chi's franchise restaurant costs were $.2 million in the first quarter of 1994 and $.1 million and $.3 million, respectively, in the 12-week and 28-week periods of 1993.

    Selling, general and administrative expenses for Jack In The Box decreased to $23.0 million and $47.0 million, respectively, in 1994 from $25.4 million and $51.9 million in 1993, principally due to (1) a $5.7 million gain recognized from the sale of Chi-Chi's, (2) a decrease in write-offs associated with normal asset disposals, offset by (3) $2.0 million in severance expenses and associated costs resulting from the elimination of approximately 80 administrative positions, and (4) a charge of $3.5 million principally for the write-down of assets to net realizable values and providing for costs of closing seven older, under-performing restaurants with short remaining lease terms. Chi-Chi's incurred selling, general and administrative expenses of $9.1 million in the first quarter of 1994 and $8.4 million and $18.2 million, respectively, in the 12-week and 28-week periods of 1993.

    Interest expense for the 12-week period decreased $.5 million to $12.4 million from $12.9 million due to the repayment of $79 million of bank debt offset partially by the addition of an approximate $70 million finance lease obligation, and increased $.7 million for the 28-week period to $30.8 million in 1994 from $30.1 million in 1993 due to interest related to prior year tax audits.

    Income tax benefit was 24% and 32%, respectively, of pretax loss in 1994, and 33% of pretax loss for both periods in 1993. The U.S. Internal Revenue Service ("IRS") had proposed adjustments to tax liabilities of $17 million (exclusive of interest) for the Company's federal income tax returns for fiscal years 1986 through 1988. A final report has not been issued but agreement has been reached to satisfy these proposed adjustments at approximately $1.3 million (exclusive of $.8 million interest). The IRS examinations of the Company's federal income tax returns for fiscal years 1989 and 1990 resulted in the issuance of proposed adjustments to tax liabilities aggregating $2.2 million (exclusive of $.7 million interest).
The Company has filed a protest with the Regional Office of Appeals of the IRS contesting the proposed assessments. Management believes that adequate provision for income taxes has been made.

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

FINANCIAL CONDITION

    The Company's primary sources of liquidity are cash flows from operations, funds available from the finance lease transaction described below and the sale and leaseback of restaurant properties. An additional potential source of liquidity is the conversion of Company-operated Jack In The Box restaurants to franchised restaurants. The Company requires capital principally to construct new restaurants, to maintain, improve and refurbish existing restaurants, and for general corporate purposes.

    At April 17, 1994, the Company's working capital had increased $110.1 million to $.3 million from a working capital deficit of $109.8 million at October 3, 1993, due primarily to net cash proceeds received from the sale of Chi-Chi's, after the repayment of bank debt. The Company's working capital position was also improved by the recognition of tax benefits and partial payment of franchisee settlements and associated costs. The restaurant business does not require the maintenance of significant receivables or inventories, and it is common to receive trade credit from vendors for purchases such as supplies. In addition, the Company, and generally the industry, continually invests it its business through the addition of new units and refurbishment of existing units, which are reflected as long-term assets and not as part of working capital.

    At April 17, 1994, the Company's total debt outstanding was $476.5 million. In early January 1994, the Company completed financing arrangements (see Note
3 to the consolidated financial statements), which added an approximate $70 million finance lease obligation to the Company's debt, enabling the Company to repay approximately $28 million in bank borrowings, fund existing capital expenditures and establish a construction fund of approximately $28 million for new restaurants. With the sale of Chi-Chi's on January 27, 1994, the Company reduced its outstanding debt, including full repayment of all bank borrowings and termination of the bank credit facility, and had approximately $80 million in cash on hand at April 17, 1994. Substantially all of the Company's real estate and machinery and equipment is, and is expected to continue to be, pledged to its lenders.

    Based upon current levels of operations and anticipated growth, the Company expects that sufficient cash flow will be generated from operations so that, combined with other financing alternatives available to it, including the utilization of cash on hand, cash in the construction fund referred to above and the sale and leaseback of restaurants, the Company will be able to meet all of its debt service requirements, as well as its capital expenditures and working capital requirements, for the foreseeable future. In addition, the Company is seeking a new bank credit facility to provide an additional source of funds for the future.

PART II - OTHER INFORMATION

There is no information required to be reported for any items under Part II, except as follows:

Item 1.   Legal Proceedings.

    Various claims and legal proceedings are pending against the Company in various state and Federal courts; many of those proceedings are in the states of Washington, Nevada and Idaho and in Federal Court, Western District of Washington at Seattle seeking monetary damages and other relief relating to the Outbreak attributed to hamburgers served at Jack In The Box restaurants. The Company, in consultation with its insurance carriers and attorneys, does not anticipate that the total liability on all such lawsuits and claims will exceed the coverage available under its applicable insurance policies.

    Actions were filed on July 2, 1993, in the Superior Court of California, County of San Diego, by certain of the Company's franchisees against the Company, The Vons Companies, Inc., ("Vons") and other suppliers (Syed Ahmad, et al, versus Foodmaker, Inc., et al), claiming damages from reduced sales and profits due to the Outbreak. After extensive negotiations, settlements were reached with all but one of the franchisees. During 1993, the Company provided approximately $44.5 million to cover the settlements and associated costs, including a then anticipated settlement with the remaining franchisee. On January 14, 1994, the non-settling Franchisee filed two substantially identical suits against the Company and The Vons Companies in Superior Court of California, County of San Diego and in Federal Court, Southern District of California (Ira Fischbein, et al versus Foodmaker, Inc., et al) claiming damages from reduced sales, lost profits and reduced value of the franchise due to the Outbreak. The Company has engaged legal counsel and is vigorously defending the actions.

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

    In April 1993, a class action, In re Foodmaker, Inc./Jack In The Box Securities Litigation, was filed in Federal Court, Western District of Washington at Seattle against the Company, its Chairman, and the President of the Jack In The Box Division on behalf of all persons who acquired the Company's common stock between March 4, 1992 and January 22, 1993 seeking damages in an unspecified amount as well as punitive damages. In general terms, the complaint alleges that there were false and misleading statements in the Company's
March 4, 1992 prospectus and in certain public statements and filings in 1992 and 1993, including claims that the defendants disseminated false information regarding the Company's food quality standards and internal quality control procedures. The Company has engaged legal counsel and is vigorously defending the action.

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

Item 6.         Exhibits and Reports on Form 8-K.

    (a)   Exhibits

          Number     Description
          ------     -----------
          10.1       Ninth Amendment dated as of January 27, 1994 to Amended and
                     Restated Securities Purchase Agreement dated as of
                     February 28, 1991 by and between Foodmaker, Inc. and The
                     Prudential Insurance Company of America.


    (b)   Reports on Form 8-K

                    A Form 8-K was filed on February 11, 1994, reporting under
          Item 2 thereof, the disposition of Chi-Chi's and acquisition of an approximate 40% interest in FRI on January 27, 1994. (See Note 3 to the financial statements).

                    A Form 8-K/A was filed on April 12, 1994, with respect to the same matter.

                                       SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized and in the capacities indicated.


                     FOODMAKER, INC.


                  By: /S/ ROBERT L. SUTTIE
                     ----------------------
                     Robert L. Suttie
                     Vice President, Controller
                     and Chief Accounting Officer
                     (Duly Authorized Signatory)



Date: June 1, 1994
                                              14