Form 10-Q
period 1994-07-10
FOODMAKER INC /DE/
filed 1994-08-24
CIK 807882

                     SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C.   20549


                                FORM 10-Q


               QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                   OF THE SECURITIES EXCHANGE ACT OF 1934



         For Quarter Ended  July 10, 1994  Commission File No. 1-9390
                            -------------                      ------


                                FOODMAKER, INC.
- - -----------------------------------------------------------------------------
            (Exact name of registrant as specified in its charter)




   DELAWARE                                                   95-2698708
- - -----------------------------------------------------------------------------
(State of Incorporation)                                   (I.R.S. Employer
                                                          Identification No.)




   9330 BALBOA AVENUE, SAN DIEGO, CA                                 92123
- - -----------------------------------------------------------------------------
(Address of principal executive offices)                          (Zip Code)


          Registrant's telephone number, including area code  (619) 571-2121
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

          Number of shares of common stock, $.01 par value, outstanding as of the close of business August 15, 1994 - 38,614,200

                         FOODMAKER, INC. AND SUBSIDIARIES

                       UNAUDITED CONSOLIDATED BALANCE SHEETS
                                   (In thousands)

                                                   July 10,     October 3,
                                                    1994            1993
                                                   -------         -------
                                           ASSETS

Current assets:
  Cash. . . . . . . . . . . . . . . . . . . . . . $ 70,620        $  4,481
  Receivables . . . . . . . . . . . . . . . . . .   27,119          30,277
  Inventories . . . . . . . . . . . . . . . . . .   27,828          40,977
  Prepaid expenses. . . . . . . . . . . . . . . .   11,096          17,799
                                                   -------         -------
     Total current assets . . . . . . . . . . . .  136,663          93,534
                                                   -------         -------
Investment in FRI . . . . . . . . . . . . . . . .   57,839               -
                                                   -------         -------
Trading area rights . . . . . . . . . . . . . . .   62,938          55,678
                                                   -------         -------
Lease acquisition costs . . . . . . . . . . . . .   26,494          46,013
                                                   -------         -------
Other assets. . . . . . . . . . . . . . . . . . .   66,373          54,133
                                                   -------         -------
Property at cost. . . . . . . . . . . . . . . . .  548,256         711,284
  Accumulated depreciation and amortization . . . (130,834)       (164,813)
                                                   -------         -------
                                                   417,422         546,471
                                                   -------         -------
Cost of business in excess of net assets
  at acquisition. . . . . . . . . . . . . . . . .    2,615          94,591
                                                   -------         -------
     TOTAL. . . . . . . . . . . . . . . . . . . . $770,344        $890,420
                                                   =======         =======

                        LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Current maturities of long-term debt. . . . . . $ 12,837        $ 33,163
  Accounts payable. . . . . . . . . . . . . . . .   34,180          36,662
  Accrued expenses. . . . . . . . . . . . . . . .   90,250         122,741
  Income taxes payable. . . . . . . . . . . . . .    6,156          10,783
                                                   -------         -------
     Total current liabilities. . . . . . . . . .  143,423         203,349
                                                   -------         -------
Deferred income taxes . . . . . . . . . . . . . .        -          17,189
                                                   -------         -------
Long-term debt, net of current maturities . . . .  464,812         500,460
                                                   -------         -------
Other long-term liabilities . . . . . . . . . . .   42,376          30,290
                                                   -------         -------
Stockholders' equity:
  Common stock. . . . . . . . . . . . . . . . . .      400             396
  Capital in excess of par value. . . . . . . . .  280,703         280,353
  Accumulated deficit . . . . . . . . . . . . . . (146,907)       (127,154)
  Treasury stock. . . . . . . . . . . . . . . . .  (14,463)        (14,463)
                                                   -------         -------
  Total stockholders' equity. . . . . . . . . . .  119,733         139,132
                                                   -------         -------
     TOTAL. . . . . . . . . . . . . . . . . . . . $770,344        $890,420
                                                   =======         =======
                 See accompanying notes to financial statements.

                         FOODMAKER, INC. AND SUBSIDIARIES

                  UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS
                       (In thousands, except per share data)


                                 Twelve Weeks Ended          Forty Weeks Ended
                               ----------------------   ------------------------
                                July 10,      July 4,      July 10,      July 4,
                                  1994         1993         1994          1993
                                --------     --------      --------     --------
Revenues:
  Restaurant sales. . . . . . . $170,982     $245,862     $670,348     $814,866
  Distribution sales. . . . . .   46,429       25,046      126,422       80,133
  Franchise rents and royalties    7,344        8,214       25,882       26,758
  Other . . . . . . . . . . . .    1,067        1,118        3,450        6,723
                                --------     --------     --------     --------
                                 225,822      280,240      826,102      928,480
                                --------     --------     --------     --------
Costs and expenses:
  Costs of revenues:
     Restaurant cost of sales .   50,680       70,254      195,330      229,121
     Restaurant operating costs   96,796      147,443      394,777      482,561
     Cost of distribution sales   45,119       23,966      122,200       76,959
     Franchised restaurant costs   5,239       44,915       17,631       61,997
  Selling, general and
     administrative . . . . . .   21,221       26,723       77,318       96,835
  Equity in (earnings) loss
     of FRI . . . . . . . . . .     (384)           -          877            -
  Interest expense. . . . . . .   12,238       13,111       43,021       43,196
                                --------     --------     --------     --------
                                 230,909      326,412      851,154      990,669
                                --------     --------     --------     --------
Loss before income taxes,
  extraordinary item and
  cumulative effect of changes
  in accounting principles. . .   (5,087)     (46,172)     (25,052)     (62,189)

Income taxes (benefit). . . . .   (1,653)     (15,393)      (8,037)     (20,734)
                                --------     --------     --------     --------
Loss before extraordinary item
  and cumulative effect of
  changes in accounting
  principles. . . . . . . . . .   (3,434)     (30,779)     (17,015)     (41,455)
Extraordinary item - loss on
  early extinguishment of debt,
  net of taxes. . . . . . . . .        -            -       (2,738)           -
Cumulative effect on prior
  years (to September 27, 1992)
  of adopting SFAS 106 and
  SFAS 109. . . . . . . . . . .        -            -            -      (53,980)
                                --------     --------     --------     --------
Net loss. . . . . . . . . . . . $ (3,434)    $(30,779)    $(19,753)    $(95,435)
                                ========     ========     ========
========
Loss per share - primary
     and fully diluted:
  Loss before extraordinary
     item and cumulative effect
     of changes in accounting
     principles . . . . . . . . $   (.09)    $   (.81)    $   (.44)    $  (1.07)
  Extraordinary item. . . . . .        -            -         (.07)           -
  Cumulative effect on prior
     years (to September 27,
     1992) of adopting SFAS 106
     and SFAS 109 . . . . . . .        -            -            -        (1.40)
                                --------     --------     --------     --------
  Net loss per share. . . . . . $   (.09)    $   (.81)    $   (.51)    $  (2.47)
                                ========     ========     ========
========
Weighted average shares
     outstanding                  38,578       38,215       38,500       38,572

                 See accompanying notes to financial statements.

                         FOODMAKER, INC. AND SUBSIDIARIES

                  UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (In thousands)


                                                      Forty Weeks Ended
                                                  -------------------------
                                                   July 10,         July 4,
                                                     1994            1993
                                                   -------         -------


Cash flows from operations:
  Net loss, excluding extraordinary item. . . . . $(17,015)       $(95,435)
  Non-cash items included above:
     Depreciation and amortization. . . . . . . .   34,162          43,545
     Deferred income taxes. . . . . . . . . . . .  (11,011)         (2,388)
     Equity in loss of FRI. . . . . . . . . . . .      877               -
     Cumulative effect of accounting changes. . .        -          53,980
  Decrease in receivables . . . . . . . . . . . .      185           7,540
  Increase in inventories . . . . . . . . . . . .   (2,315)         (8,268)
  Decrease (increase) in prepaid expenses . . . .    3,743          (1,577)
  Increase (decrease) in accounts payable . . . .   13,640          (2,189)
  Increase in accrued expenses. . . . . . . . . .    3,972          15,796
                                                   -------         -------
     Cash flows provided by operations. . . . . .   26,238          11,004
                                                   -------         -------

Cash flows from investing activities:
  Additions to property and equipment . . . . . .  (61,071)        (26,706)
  Dispositions of property and equipment. . . . .    1,044           4,110
  Decrease (increase) in trading area rights. . .   (9,243)            245
  Acquisition of Consul . . . . . . . . . . . . .        -          (8,700)
  Investment in FRI, net. . . . . . . . . . . . .  (58,716)              -
  Disposition of Chi-Chi's. . . . . . . . . . . .  216,082               -
  Increase in other assets. . . . . . . . . . . .  (21,258)         (7,494)
                                                   -------         -------
     Cash flows provided (used) in investing
       activities . . . . . . . . . . . . . . . .   66,838         (38,545)
                                                   -------         -------

Cash flows from financing activities:
  Borrowings under revolving bank loans . . . . .    5,000          19,000
  Principal repayments under revolving bank loans  (35,000)              -
  Proceeds from issuance of long-term debt. . . .   85,886           2,315
  Principal payments on long-term debt,
     including current maturities . . . . . . . .  (87,919)         (6,345)
  Extraordinary loss on retirement of debt,
     net of tax . . . . . . . . . . . . . . . . .   (2,738)              -
  Increase (decrease) in accrued interest . . . .      362          (2,121)
  Repurchase of common stock. . . . . . . . . . .        -         (10,929)
  Proceeds from issuance of common stock. . . . .      354           1,148
  Other changes in equity . . . . . . . . . . . .        -              61
  Net proceeds from sale and leaseback transactions  7,118           7,804
  Decrease in accrued transaction costs . . . . .        -            (259)
                                                   -------         -------
     Cash flows provided (used) by financing
       activities . . . . . . . . . . . . . . . .  (26,937)         10,674
                                                   -------         -------
Net increase (decrease) in cash and
     cash equivalents . . . . . . . . . . . . . . $ 66,139        $(16,867)
                                                   =======         =======

                 See accompanying notes to financial statements.

                          FOODMAKER, INC. AND SUBSIDIARIES

                NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

                                    July 10, 1994


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

2. The income tax benefit was approximately 32% and 33% of the pretax loss in 1994 and 1993, respectively. Income taxes in 1993 reflect the restatement for the annualized effect of adopting SFAS No. 109.

3. On January 27, 1994, Foodmaker, Apollo Advisors, L.P. ("Apollo") and Green Equity Investors, L.P. ("GEI"), whose general partner is Leonard Green & Partners, (collectively, the "Investors"), acquired Restaurant Enterprises Group, Inc. ("REGI"), a company that owns, operates and franchises various restaurant chains including El Torito, Carrows and Coco's. Contempora-neously, REGI changed its name to Family Restaurants, Inc. ("FRI"). Concurrently, Foodmaker contributed its entire Chi-Chi's Mexican restaurant chain to FRI in exchange for an approximate 40% equity interest in FRI, valued at $62 million, a five-year warrant to acquire 111,111 additional shares at $240 per share, which would increase its equity interest to 46%, and approximately $173 million in cash ($208 million less the face amount of Chi-Chi's debt assumed, aggregating approximately $35 million). Apollo and GEI, respectively, contributed $62 million and $29 million in cash and hold approximate 40% and 18.4% equity positions in FRI. Management of FRI invested $2.5 million in cash and notes and holds an approximate 1.6% equity position. A portion of the net cash received was used by Foodmaker to repay all of the debt outstanding under its then existing bank credit facility, which has been terminated. It is expected that the balance of proceeds will be used to reduce other existing debt, to the extent permitted by the Company's financing agreements, and to provide funds for capital expenditures and general corporate purposes. The Company does not anticipate receiving dividends on its FRI common stock in the foreseeable future. The payment of dividends is restricted by FRI's public debt instruments. Summarized FRI financial information for the three months ended June 26, 1994, and for the five months from the date of the acquisition through June 26, 1994, the end of its second quarter, follows (in thousands):
                                                    Three Months    Five Months
                                                    ------------    -----------
          Sales . . . . . . . . . . . . . . . . . .    $299,054       $488,634
                                                        -------       --------
          Costs of sales. . . . . . . . . . . . . .      83,682        136,668
          Operating costs . . . . . . . . . . . . .     185,640        305,954
          General and administrative expense. . . .      14,206         23,251
          Interest expense. . . . . . . . . . . . .      13,681         23,559
                                                        -------       --------
          Income (loss) before income tax provision       1,845           (798)
          Income taxes. . . . . . . . . . . . . . .         858          1,452
                                                        -------       --------
          Net income (loss) . . . . . . . . . . . .    $    987       $ (2,250)
                                                        =======       ========

                         FOODMAKER, INC. AND SUBSIDIARIES

                NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                                  (Continued)

4. In early January 1994, the Company entered into financing lease arrangements with two limited partnerships, (the "Partnerships"), in which estates for years relating to 42 existing and approximately 34 to-be-constructed restaurants were sold. The acquisition of the properties, including costs and expenses, was funded through the issuance by a special purpose corporation acting as agent for the Partnerships of $70 million senior secured notes, having interest payable semi-annually and due in two equal annual installments of principal beginning November 1, 2002. The Company is required semi-annually through year nine to make payments to a trustee of approximately $3.4 million and special payments of approximately $.7 million, which effectively cover interest and sinking fund requirements, respectively, on the notes. At the end of years nine and ten, the Company must make rejectable offers to reacquire 50% of the properties at each date at a price which is sufficient, in conjunction with previous sinking fund deposits, to retire the notes. If the Partnerships reject the offers, the Company may purchase the properties at less than fair market value or cause the Partnerships to fund the remaining principal payments on the notes and, at the Company's option, cause the Partnerships to acquire the Company's
    residual interest in the properties.   If the Partnerships are allowed to
    retain the estates for years, the Company has available options to extend the leases for total terms of up to 35 years, at which time the ownership of the property will revert to the Company. The transactions are reflected as financings with the properties remaining in the Company's financial statements. As a result of the foregoing transaction, at July 10, 1994, the Company had approximately $16 million in construction funds available for new restaurants, which was classified in the financial statements in other assets.

5. Long-term debt has changed as a result of the aforementioned transactions as indicated in the following table:

                                                         July 10,    October 3,
                                                           1994          1993
                                                        ---------     ---------
     Bank credit agreement. . . . . . . . . . . . . . .  $     --      $107,000
     13 1/2% Senior notes . . . . . . . . . . . . . . .    23,283        23,283
     9 1/4% Senior notes, due March 1, 1999 . . . . . .   175,000       175,000
     9 3/4% Senior subordinated notes, due June 1, 2002   125,000       125,000
     12 3/4% Senior notes, due July 1, 1996 . . . . . .     7,043         7,043
     14 1/4% Senior subordinated notes, due May 15, 1998   42,843        42,843
     Subordinated debentures. . . . . . . . . . . . . .        --        19,268
     Other notes, principally secured . . . . . . . . .    28,022        23,610
     Financing lease obligations. . . . . . . . . . . .    66,622            --
     Capitalized lease obligations. . . . . . . . . . .     9,836        10,576
                                                         --------      --------
                                                          477,649       533,623
     Less current portion . . . . . . . . . . . . . . .   (12,837)      (33,163)
                                                         --------      --------
                                                         $464,812      $500,460
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

    The Federal Trade Commission is investigating whether the Company violated the Hart-Scott-Rodino Antitrust Improvements Act of 1976 (the "HSR Act") when the Company's former subsidiary, Chi-Chi's, Inc., acquired Consul Restaurant Corporation in October 1992 without first complying with the reporting and waiting requirements of the HSR Act. The Company later made the filing as it was preparing for the sale of Chi-Chi's. The Company has engaged counsel in connection with the investigation and on August 17, 1994, counsel for the Company received a request, preliminary in nature, for information and documents. The HSR Act provides for a penalty of up to $10,000 per day for failure to comply with the above requirements. Management believes that any potential penalty, if assessed, will not have a material impact on the Company.

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

                         FOODMAKER, INC. AND SUBSIDIARIES

                NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Continued)

    1989 and 1990 resulted in the issuance of proposed adjustments to tax liabilities aggregating $2.2 million (exclusive of $.7 million interest). The Company has filed a protest with the Regional Office of Appeals of the IRS contesting the proposed assessments. Management believes that adequate provision for income taxes has been made.

7.  Selected Pro Forma Financial Data

    The following selected pro forma statement of operations for the 40 weeks ended July 10, 1994 give effect to the following transactions and events as if they had occured as of the beginning of the period presented: (i) the acquisition by the Company of a 40% equity interest in FRI, valued at $62 million; (ii) the concurrent contribution by the Company of its entire Chi-Chi's Mexican restaurant chain to FRI for the above equity interest and approximately $173 million in cash ($208 million less the face amount of Chi-Chi's debt assumed); and (iii) the utilization of cash to repay all of the debt outstanding under the Company's then existing bank credit facility, which has since been terminated, with the balance of cash available for capital expenditures and general corporate purposes.

    The pro forma financial data presented herein do not purport to represent what the Company's results of operations would have been had such transactions in fact occured at the beginning of the period or to project the Company's results of operations in any future period.

                                                        Pro Forma        As
                                             Actual    Adjustments    Adjusted
                                            --------   -----------    --------
                                         (In thousands, except per share data)
    Revenues:
      Restaurant sales. . . . . . . . . . . $670,348    $(123,247)    $547,101
      Distribution sales. . . . . . . . . .  126,422       28,163      154,585
      Franchise rents and royalties . . . .   25,882         (132)      25,750
      Other . . . . . . . . . . . . . . . .    3,450         (554)       2,896
                                            --------     --------     --------
                                             826,102      (95,770)     730,332
                                            --------     --------     --------
    Costs of revenues:
      Company restaurant costs. . . . . . .  590,107     (113,299)     476,808
      Costs of distribution sales . . . . .  122,200       28,048      150,248
      Franchised restaurant costs . . . . .   17,631         (159)      17,472
    Selling, general and administrative . .   77,318       (3,425)      73,893
    Equity in loss of FRI . . . . . . . . .      877        6,779        7,656
    Interest expense. . . . . . . . . . . .   43,021       (4,373)      38,648
                                            --------     --------     --------
                                             851,154      (86,429)     764,725
                                            --------     --------     --------
    Loss before income taxes and
      extraordinary item  . . . . . . . . .  (25,052)      (9,341)     (34,393)
    Income taxes (benefit). . . . . . . . .   (8,037)      (3,036)     (11,073)
                                            --------     --------     --------
    Loss before extraordinary item. . . . . $(17,015)     $(6,305)    $(23,320)
                                            ========     ========     ========

    Loss per share before
      extraordinary item. . . . . . . . . . $   (.44)                 $   (.61)
    Weighted average shares outstanding . .   38,500                    38,500
    -------------
    (1) The pro forma adjustments (i) eliminate revenues, costs of revenues and general and administrative expenses of Chi-Chi's; (ii) record sales and cost of sales for the Company's distribution activity with Chi-Chi's, previously eliminated in consolidation; (iii) record the Company's approximate 40% equity in the pro forma net loss of FRI;
          (iv) reflect the reduction of net interest expense through elimination of approximately $35 million in debt assumed by FRI and utilization of cash proceeds from the sale of Chi-Chi's for investments and for retirement of the bank credit facility; and (v) increase the income tax benefit as a result of the increased pro forma pre-tax loss.

                         FOODMAKER, INC. AND SUBSIDIARIES

             MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
INFORMATION


RESULTS OF OPERATIONS

    All comparisons under this heading between 1994 and 1993, unless otherwise indicated, refer to the 12-week and 40-week periods ended July 10, 1994 and July 3, 1993, respectively. On January 27, 1994, the Company contributed its entire Chi-Chi's Mexican restaurant chain ("Chi-Chi's") to Family Restaurants, Inc. ("FRI") in exchange for an approximate 40% interest in FRI and other consideration including cash and debt assumption as described in Note 3 to the consolidated financial statements. The consolidated statements of operations, therefore, include Chi-Chi's results of operations only for the 16 weeks (first fiscal quarter) ended in January 1994, and for both the 12-week and 40-week periods ended in 1993.

    Sales by Jack In The Box Company-operated restaurants increased $18.1 million and $34.1 million, respectively, to $171.0 million and $547.0 million in 1994 from $152.9 million and $513.0 million in 1993. The sales improvement is primarily due to an increase in the average number of Company-operated restaurants to 752 in 1994 from 715 in 1993 and due in part to increases in per store average sales for comparable restaurants ("PSA") of approximately 4% and 3%, respectively, in the 12-week and 40-week periods of 1994 as compared to 1993. The PSA increase results primarily from a recovery of sales in 1994 in comparison to the depressed levels subsequent to January 1993 when Jack In The Box was linked to an outbreak of food-borne illness in the Pacific Northwest ("the Outbreak"). Chi-Chi's restaurant sales were $123.3 million in the first quarter of 1994 and $93.0 million and $301.9 million, respectively, in the 12- week and 40-week periods of 1993.

    Distribution sales of food and supplies increased approximately $21.4 million and $46.3 million to $46.4 million and $126.4 million, respectively, in 1994 from $25.0 million and $80.1 million in 1993. The increases are primarily due to sales of $22.8 million and $44.2 million, respectively, to Chi-Chi's (FRI) restaurants, which were previously eliminated as intercompany sales.

    Jack In The Box franchise rents and royalties decreased to $7.3 million in the 12-week period of 1994 from $7.9 million in 1993 and remained unchanged at $25.8 million for the 40-week periods. PSA increases at franchisee-operated restaurants, which were also affected negatively by the Outbreak in 1993, were more than offset in the 12-week period by the impact of acquiring restaurants from franchisees during the current year. Franchise rents and royalties for Chi-Chi's were $.1 million in the first quarter of 1994 and $.3 million and $1.0 million, respectively, in the 12-week and 40-week periods of 1993.

     Other revenues for Jack In The Box increased $.8 million to $1.1 million from $.3 million for the 12-week period primarily due to interest income earned on cash proceeds from the sale of Chi-Chi's, and declined $0.8 million to $2.9 million from $3.7 million for the 40-week period due to the decline in the number of conversions of Company-operated restaurants to franchised restaurants to 4 in 1994 from 9 in 1993, resulting in reduced gains and fees. Chi-Chi's other revenues were $.6 million in the first quarter of 1994 and $.8 million and $3.0 million, respectively, in the 12-week and 40-week periods of 1993.

    Jack In The Box costs of sales increased to $50.7 million and $162.6 million, respectively, in 1994 from $45.1 million and $149.4 million in 1993 principally due to the increase in the average number of Company-operated restaurants. For the 12-week period, costs of sales as a percent of sales were basically unchanged. For the 40-week period, costs of sales increased as a percent of sales in 1994 as compared to 1993 due to the impact of higher ingredient costs not offset by price increases and the higher proportional food cost of certain promotions which have increased average customer checks to a level higher than any other quarter since the Outbreak. Chi-Chi's costs of sales were $32.7 million in 1994 and $25.2 million and $79.7 million, respectively, in the 12-week and 40-week periods of 1993.

    Restaurant operating costs for Jack In The Box increased $9.9 million and $22.3 million, respectively, to $96.8 million and $314.1 million in 1994 from $86.9 million and $291.8 million in 1993 primarily due to the increase in average number of Company-operated restaurants, variable costs associated with increased sales, and in part due to increased occupancy costs. As a result of the increase in average sales in 1994, restaurant operating costs represent a lower percent of sales for the 12-week in 1994 in comparison to the similar period of 1993. Chi-Chi's restaurant operating costs were $80.7 million in the first quarter of 1994 and $60.5 million and $190.8 million, respectively, in the 12-week and 40-week periods of 1993.

    Costs of distribution sales increased $21.1 million and $45.2 million to $45.1 million and $122.2 million in 1994 from $24.0 million and $77.0 million in 1993, consistent with the increase in distribution sales.

    Jack In The Box franchise restaurant costs, which normally consist of rents and depreciation on properties leased to franchisees and other miscellaneous costs, decreased to $5.2 million and $17.4 million, respectively, in 1994 from $44.8 million and $61.5 million in 1993, primarily due to the inclusion in 1993 of assistance and settlements provided to franchisees (see Note 6 to financial statements). Chi-Chi's franchise restaurant costs were $.2 million in the first quarter of 1994 and $.1 million and $.5 million, respectively, in the 12-week and 40-week periods of 1993.

    Selling, general and administrative expenses for Jack In The Box decreased to $21.2 million and $68.2 million, respectively, in 1994 from $21.5 million and $73.3 million in 1993, principally due to the $5.7 million gain recognized from the sale of Chi-Chi's. The 40-week period of 1994 also reflects the recognition in the second quarter of (1) $2.0 million in severance expenses and associated costs resulting from the elimination of approximately 80 administrative positions (2) a charge of $3.5 million principally for the write-down of assets to net realizable values and providing for costs of closing seven older, under-performing restaurants with short remaining lease terms, and (3) $1.1 million for write-offs principally associated with replacement of signs at substantially all of the Company-operated restaurants inconjunction with the exterior enhancement project. Chi-Chi's incurred selling, general and administrative expenses of $9.1 million in the first quarter of 1994 and $5.2 million and $23.5 million, respectively, in the 12-week and 40-week periods of 1993.

    Interest expense decreased $.9 million and $.2 million, respectively, to $12.2 million and $43.0 million in 1994 from $13.1 million and $43.2 million in 1993 due to the repayment of $79 million of bank debt offset partially by the addition of an approximate $70 million finance lease obligation.

    Income tax benefit was approximately 32% and 33% of pretax loss in 1994 and 1993, respectively. The U.S. Internal Revenue Service ("IRS") had proposed adjustments to tax liabilities of $17 million (exclusive of interest) for the Company's federal income tax returns for fiscal years 1986 through 1988. A final report has not been issued but agreement has been reached to satisfy these proposed adjustments at approximately $1.3 million (exclusive of $.8 million interest). The IRS examinations of the Company's federal income tax returns for fiscal years 1989 and 1990 resulted in the issuance of proposed adjustments to tax liabilities aggregating $2.2 million (exclusive of $.7 million interest). The Company has filed a protest with the Regional Office of Appeals of the IRS contesting the proposed assessments. Management believes that adequate provision for income taxes has been made.

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

FINANCIAL CONDITION

    The Company's primary sources of liquidity are expected to be cash flows from operations, the revolving bank credit facility described below, funds available from the finance lease transaction described below and the sale and leaseback of restaurant properties. An additional potential source of liquidity is the conversion of Company-operated Jack In The Box restaurants to franchised restaurants. The Company requires capital principally to construct new restaurants, to maintain, improve and refurbish existing restaurants, and for general corporate purposes.

    At July 10, 1994, the Company's working capital deficit had improved $103.0 million to $6.8 million from $109.8 million at October 3, 1993, due primarily to net cash proceeds received from the sale of Chi-Chi's, after the repayment of bank debt. The Company's working capital position was also improved by the partial payment of franchisee settlements and associated costs and the recognition of tax benefits. The restaurant business does not require the maintenance of significant receivables or inventories, and it is common to receive trade credit from vendors for purchases such as supplies. In addition, the Company, and generally the industry, continually invests it its business through the addition of new units and refurbishment of existing units, which are reflected as long-term assets and not as part of working capital.

    At July 10, 1994, the Company's total debt outstanding was $477.6 million. In early January 1994, the Company completed financing arrangements (see Note
4 to the consolidated financial statements), which added an approximate $70 million finance lease obligation to the Company's debt, enabling the Company to repay approximately $28 million in bank borrowings, fund existing capital expenditures and establish a construction fund of approximately $28 million for new restaurants (of which $16 million remained at July 10, 1994). With the sale of Chi-Chi's on January 27, 1994, the Company reduced its outstanding debt, including full repayment of all bank borrowings and termination of the bank credit facility, and had approximately $71 million in cash on hand at July 10, 1994. Substantially all of the Company's real estate and machinery and equipment is, and is expected to continue to be, pledged to its lenders.

    On July 26, 1994, the Company entered into a revolving bank credit agreement which provides for a credit facility of up to $52 million, including letters of credit for the account of the Company in an aggregate amount of up to $25 million. Covenants contained in the agreement limit capital spending and require the Company to maintain specified financial ratios, and to meet certain requirements regarding maximum leverage and minimum fixed charges, cash flows, interest coverage, and net worth. The Company intends to use the revolving line to retire a portion of its debt, to fund expansion efforts and for general operating purposes.

    Based upon current levels of operations and anticipated growth, the Company expects that sufficient cash flow will be generated from operations so that, combined with other financing alternatives available to it, including the bank credit facility, the utilization of cash on hand and in the construction fund referred to above, and the sale and leaseback of restaurants, the Company will be able to meet all of its debt service requirements, as well as its capital expenditures and working capital requirements, for the foreseeable future.

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

    The Federal Trade Commission is investigating whether the Company violated the Hart-Scott-Rodino Antitrust Improvements Act of 1976 (the "HSR Act") when the Company's former subsidiary, Chi-Chi's, Inc., acquired Consul Restaurant Corporation in October 1992 without first complying with the reporting and waiting requirements of the HSR Act. The Company later made the filing as it was preparing for the sale of Chi-Chi's. The Company has engaged counsel in connection with the investigation and on August 17, 1994, counsel for the Company received a request, preliminary in nature, for information and documents. The HSR Act provides for a penalty of up to $10,000 per day for failure to comply with the above requirements.
Management believes that any potential penalty, if assessed, will not have a material impact on the Company.

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


                FOODMAKER, INC.


                  By: ROBERT L. SUTTIE
                      ------------------
                      Robert L. Suttie
                      Vice President, Controller
                      and Chief Accounting Officer
                      (Duly Authorized Signatory)



Date: August 24, 1994