Form 10-K
period 1994-10-02
FOODMAKER INC /DE/
filed 1994-12-30
CIK 807882

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549

                                   FORM 10-K
                                   ---------

   /X/ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

              FOR THE FISCAL YEAR ENDED  OCTOBER 2, 1994
                                        ------------------

                   COMMISSION FILE NUMBER    1-9390
                                          -----------

                                FOODMAKER, INC.
   ---------------------------------------------------------------------------
            (Exact name of registrant as specified in its charter)


          Delaware                                       95-2698708
   ------------------------                   --------------------------------
   (State of incorporation)                   (IRS Employer Identification No.)


      9330 Balboa Avenue, San Diego, CA                            92123
   ----------------------------------------                 ------------------
   (Address of principal executive offices)                     (Zip Code)


       Registrant's telephone number, including area code (619) 571-2121
                                                          --------------

         Securities registered pursuant to Section 12(b) of the Act:

       Title of each class           Name of each exchange on which registered
   ----------------------------      -----------------------------------------
   Common Stock, $.01 par value             New York Stock Exchange, Inc.

       Securities registered pursuant to Section 12(g) of the Act: None

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                               Yes  X   No
                                  -----    ----

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

     The aggregate market value of the voting stock held by non-affiliates of the registrant as of December 15, 1994, computed by reference to the closing price reported in the New York Stock Exchange-Composite Transactions, was approximately $82.9 million.

     Number of shares of common stock, $.01 par value, outstanding as of the close of business December 15, 1994 - 38,669,850.

                      DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Proxy Statement to be filed with the Securities and Exchange Commission in connection with the 1995 Annual Meeting of Stockholders are incorporated by reference into Part III hereof.

ITEM 1.  BUSINESS

The Company

     Foodmaker owns, operates and franchises Jack In The Box, a chain of fast food restaurants located principally in the western and southwestern United States. Until January 27, 1994, Foodmaker also owned Chi-Chi's, Inc. ("Chi-Chi's"), a chain of full-service, casual Mexican restaurants located primarily in the midwestern and midatlantic United States.

     On January 27, 1994, Foodmaker, Apollo Advisors, L.P. ("Apollo") and Green Equity Investors, L.P. ("GEI"), whose general partner is Leonard Green & Partners, (collectively, the "Investors"), acquired Restaurant Enterprises Group, Inc. ("REGI"), a company that owns, operates and franchises various restaurant chains including El Torito, Carrows and Coco's.
Contemporaneously, REGI changed its name to Family Restaurants, Inc.
("FRI"). Concurrently, Foodmaker contributed its entire Chi-Chi's Mexican restaurant chain to FRI in exchange for a 39% equity interest in FRI and other consideration (See Note 3 to the consolidated financial statements).

Jack In The Box

     Overview. Jack In The Box is a leading regional competitor in the fast food segment of the restaurant industry with system-wide sales of $1,049.9 million in 1994. At October 2, 1994, there were 1,224 Jack In The Box restaurants, of which 810 were operated by the Company and 414 were franchised.

     Jack In The Box's menu and marketing strategies are principally directed toward adult fast food customers. Jack In The Box offers a wider menu selection than most of its major fast food competitors. The Jack In The Box menu features foods (such as the Teriyaki Bowl and Chicken Caesar Sandwich) that are not commonly offered in the fast food hamburger segment, as well as more traditional fast food products (such as hamburgers and french fries). The Company believes that a key competitive strength of Jack In The Box is its ability to introduce new and distinctive, high quality menu items that appeal to the changing preferences of its adult guests.

     Jack In The Box was the first restaurant chain to develop and expand the concept of drive-thru only restaurants, and drive-thru sales presently account for approximately 60% of the sales by Company-operated restaurants. Over the years the Jack In The Box concept has evolved to include more inside seating in its restaurants. Most restaurants are located in freestanding buildings with seating capacities ranging from 24 to 85 seats and are open approximately 18 hours a day.

     History. The first Jack In The Box restaurant, which offered only drive-thru service, commenced operation in 1950, and Jack In The Box expanded its operations through the late 1960's to approximately 300 restaurants in 1968. After Ralston Purina Company purchased the Company in 1968, Jack In The Box underwent a major expansion program in an effort to penetrate the eastern and midwestern markets, and the business grew to over 1,000 units by 1979. In
1979, Foodmaker decided to concentrate its efforts and resources in the western and southwestern markets, which it believed offered the greatest growth and profit potential. Accordingly, Foodmaker sold 232 restaurants in the eastern and midwestern markets and redeployed the sale proceeds in its western and southwestern markets where the Company had a well-established market position and better growth prospects.

     Operating Strategy. Jack In The Box's operating strategy is to: (i) increase per store average sales through the continued introduction and promotion of distinctive, high quality menu items; (ii) focus on improving sales and margins through increased emphasis on guest service, food quality and cost management; and (iii) increase the number of Jack In The Box restaurants through the addition of Company-operated and franchisee-developed restaurants in Jack In The Box's existing and contiguous markets.

     Menu Strategy. Jack In The Box's menu strategy is to provide new and distinctive, high quality products that represent good value and appeal to the changing preferences of its targeted customers. The Jack In The Box menu features a wide variety of approximately 45-50 fast food menu items, including hamburgers, specialty sandwiches, salads, Mexican foods, finger foods, breakfast foods, side items and desserts.

     Management believes that Jack In The Box's ability to develop new and unique menu items has been a traditional strength of the Company. Jack In The Box continuously develops and tests new items for its menu and seeks to improve existing products. New products are developed in a corporate test kitchen and then introduced in one or more of Foodmaker's research and development restaurants to ensure that product consistency, high quality standards and profitability can be maintained and to determine preliminary guest response. Operating and training systems have been developed that enable Jack In The
Box to respond quickly to implement menu changes while achieving quality and profit objectives. If a new item proves successful at the research and development level, it is generally tested in selected markets, both with and without marketing support, and if it proves successful, the item is incorporated into the standard Jack In The Box menu. Jack In The Box has introduced over 50 new products in the last ten years. More than 40 new products are in various stages of development, and Jack In The Box currently plans to introduce an average of three new products per year.

     Hamburgers represent the largest segment of the fast food industry; accordingly, Jack In The Box continues to maintain hamburgers as principal menu items. Hamburgers, including the Grilled Sourdough Burger and the Ultimate Cheeseburger, accounted for approximately 24% of Jack In The Box's fiscal 1994 sales. However, management believes that, as a result of its diverse menu, Jack In The Box restaurants are less dependent on the commercial success of one or a few products than other fast food chains, and that Jack In The Box's menu appeals to a broad range of food preferences.

     Expansion Strategy. The Company's goal is to achieve targeted levels of media pressure in Jack In The Box's existing major markets through the construction of new restaurants primarily by the Company and, to a lesser extent, by franchisees. The Company's current plan calls for opening approximately 300-350 new Company-operated restaurants and approximately 40 new franchised restaurants over the next five years. The Company has historically acquired and will continue to consider the acquisition of existing restaurants for conversion to Jack In The Box restaurants.

     The following table sets forth the growth in Company-operated and franchised Jack In The Box restaurants since the beginning of fiscal year 1990:


                                                   Fiscal year
                                  --------------------------------------------
                                  1994      1993      1992      1991      1990
                                  ----      ----      ----      ----      ----
Company-operated Restaurants:
  Opened                            54        10        51        46        41
  Sold to franchisees               (4)      (11)      (18)       (7)       (2)
  Closed                            (9)       (4)       (4)       (7)       (5)
  Acquired from franchisees         44        10         7         2        11
  Ending number                    810       725       720       684       650
Franchised Restaurants:
  Opened                             8        13        21        16        14
  Acquired from Company              4        11        18         7         2
  Closed                            (1)       (2)       (2)       (1)       (1)
  Sold to Company                  (44)      (10)       (7)       (2)      (11)
  Ending number                    414       447       435       405       385
System Total                     1,224     1,172     1,155     1,089     1,035

     The following table summarizes the locations of the Jack In The Box restaurants at October 2, 1994:

               Number of restaurants                    Number of restaurants
               ----------------------                   ---------------------
               Company-                                 Company-
               operated    Franchised                   operated    Franchised
               --------    ----------                   --------    ----------
Arizona. . . . .  59           46      Nevada. . . . . . .  --           21
California . . . 363          235      New Mexico. . . . .  --            2
Colorado . . . .  --           10      Oregon. . . . . . .  --            2
Hawaii . . . . .  30            3      Texas . . . . . . . 239           71
Idaho. . . . . .   5           --      Washington. . . . .  64           --
Illinois . . . .  12           --      Hong Kong . . . . .  --            7
Louisiana. . . .  --            5      Mexico. . . . . . .  --            9
Missouri . . . .  38            3      Total . . . . . . . 810          414

     Site selections for all new Jack In The Box restaurants are made after an extensive review of demographic data and other information relating to population density, restaurant visibility and access, available parking, surrounding businesses and opportunities for market concentration. Jack In The Box restaurants to be developed by franchisees are built to Company specifications on sites which have been approved by the Company.

     The Company currently uses two configurations in building new Jack In The Box restaurants. The larger restaurants seat an average of 82 customers and require a larger customer base to justify the required investment of approximately $1.3 million, including land. The smaller restaurants seat an average of 48 customers, require significantly less land on which to build, and cost approximately $150,000 less to build and equip than do the larger restaurants. Management believes that the flexibility afforded by the alternative configurations enables the Company to match the restaurant configuration with specific demographic, economic and geographic characteristics of the site.

     Restaurant Operations. Significant resources are devoted to ensuring that all Jack In The Box restaurants offer the highest quality of food and service. Emphasis is placed on ensuring that quality ingredients are delivered to the restaurants, restaurant food production systems are continuously developed and improved, and all employees are dedicated to delivering consistently high quality food and service. Through its network of management personnel, including regional vice presidents, area managers, restaurant managers and corporate quality assurance personnel, the Company standardizes specifications for the preparation and service of its food, the maintenance and repair of its premises and the appearance and conduct of its employees. Operating specifications and procedures are documented in a series of manuals and video presentations. Most restaurants, including franchised units, receive at least 6 full inspections and 26 limited reviews each year.

     Each Jack In The Box restaurant is operated by a Company-employed manager or franchisee who normally receives a minimum of eight weeks of management training. Foodmaker's management training program involves a combination of classroom instruction and on-the-job training in specially designated training restaurants. Restaurant managers and supervisory personnel train other restaurant employees in accordance with detailed procedures and guidelines prescribed by Foodmaker, utilizing training aids including video equipment available at each location. The restaurant managers are directly responsible for the operation of the restaurants, including product quality, food handling safety, cleanliness, service, inventory, cash control and the appearance and conduct of employees.

     Restaurant managers are supervised by approximately 50 area managers, each of whom is responsible for approximately 15 restaurants. The area managers are under the supervision of 10 regional vice presidents who are supervised in turn by a vice president of operations. Regional vice presidents, area managers and restaurant management are eligible for bonuses of up to 40% of restaurant profit improvement and up to 20% of their base salary under the Company's performance system for which goals and objectives are generally established quarterly.

     Jack In The Box's quality assurance program is designed to maintain high standards for the food and materials and food preparation procedures used by Company-operated and franchised restaurants. Foodmaker maintains product specifications and approves sources for obtaining such products. Products are randomly inspected by the Company's quality assurance personnel as they arrive at Foodmaker's distribution centers to ensure that they conform to Foodmaker standards. These items then are distributed to individual restaurants through a network of Company-operated delivery trucks.

     Foodmaker provides purchasing, warehouse and distribution services for both Company-operated and franchised restaurants. While substantially all Jack In The Box franchisees utilize these services to the full extent available, they are permitted to purchase products directly from any approved source. The Company believes that the service, prices and terms provided to its Jack In
The Box franchisees through its distribution centers are at least as favorable as franchisees could obtain from third parties. Some products, primarily dairy and bakery items, are delivered to both Company-operated and franchised restaurants directly by approved suppliers.

     The primary commodities purchased by Jack In The Box restaurants are beef, poultry, seafood and produce. The Company monitors the current and future prices and availability of the primary commodities purchased by the Company in order to minimize the impact of fluctuations in price and availability, and make advance purchases of commodities when considered to be advantageous. However, the Company remains subject to price fluctuations in certain commodities, particularly produce. All essential food and beverage products are available, or upon short notice can be made available, from alternative qualified suppliers.

     Foodmaker maintains centralized financial and accounting controls for Company-operated Jack In The Box restaurants which it believes are important in analyzing profit margins. Jack In The Box utilizes a specially designed computerized reporting and cash register system on a chain-wide basis which provides point-of-sale transaction data and accumulation of pertinent marketing information. Sales data are collected and analyzed on a weekly basis by management.

     Franchising Program. Jack In The Box's franchising strategy is directed toward franchisee development of restaurants in existing non-primary markets and selected primary markets. The Company offers development agreements for construction of one or more new restaurants over a defined period of time and in a defined geographic area. Multi-unit developers are required to prepay one-half of the franchise fees for restaurants to be opened in the future and may forfeit such fees and lose their rights to future developments if they do not maintain the required schedule of openings. At present, most franchisees operate no more than three restaurants. The Company's strategy is to grant franchises in a smaller metropolitan area to a single franchisee in order to achieve operating efficiencies and to grant franchises for a larger metropolitan area to several franchisees in order to maximize development of the area.

     Another important aspect of the franchising program has been the conversion of existing Company-operated restaurants to franchised restaurants. Although franchised units totaled 414 of Jack In The Box's 1,224 restaurants at October 2, 1994, the ratio of franchised to Company-operated restaurants is still low relative to Jack In The Box's major competitors. The Company views its non-franchised Jack In The Box units as a potential resource which, on a selected basis, can be sold to a franchisee to generate additional immediate cash flow and earnings while still maintaining future cash flow and earnings through franchise rents and royalties.

     Jack In The Box's current franchise agreement provides for an initial franchise fee of $25,000 per restaurant. This agreement generally provides for royalties of 4% of gross sales (royalties are 2% of gross sales for the first two years of the agreement and 4% of gross sales thereafter under agreements with respect to certain franchisee-built restaurants), a marketing fee of 5% of gross sales (although some existing agreements provide for a 4% rate) and a 20-year term. In connection with the conversion of a Company-operated restaurant, the restaurant equipment and the right to do business at that location, known as "Trading Area Rights," are sold to the franchisee, in most cases for cash. The aggregate price is equal to the negotiated fair market value of the restaurant as a going concern, which depends on various factors including the history of the facility, its location and its cash flow potential. In addition, the land and building are leased or subleased to the franchisee at a negotiated rent, generally equal to the greater of a minimum base rent or a percentage of gross sales (typically
8 1/2%). The franchisee is required to pay property taxes, insurance and maintenance costs.

     Advertising and Promotion. Jack In The Box engages in substantial marketing programs and activities. Advertising costs are paid from a fund created by the marketing fees paid by franchisees together with an amount contributed each year by the Company equal to at least 5% of the gross sales of its Company-operated restaurants. Jack In The Box's use of advertising media is limited to regional and local campaigns both on spot television and radio and in print media. Jack In The Box does not advertise nationally. Jack In The Box spent approximately $85 million on advertising and promotions in fiscal 1994, including franchisee contributions and contributions from certain of its suppliers under co-operative advertising programs. Jack In The Box's current advertising campaign promotes new and established Jack In The Box products on an individual basis in a series of creative 30 second television and radio spot advertisements. The Company also allocates funds for local marketing purposes. Franchisees are encouraged to, and generally do, spend funds in addition to those expended by the Company for local marketing programs.

     Employees. At October 2, 1994, Jack In The Box had approximately 26,170 employees, of whom 24,430 were restaurant employees, 460 were corporate personnel, 365 were distribution employees and 915 were field management and administrative personnel. Employees are paid on an hourly basis, except restaurant managers, corporate and field management and administrative personnel. A majority of Jack In The Box's restaurant employees are employed on a part-time, hourly basis to provide services necessary during peak periods of restaurant operations. Jack In The Box has not experienced any significant work stoppages and believes its labor relations are good.

     Jack In The Box competes in the job market for qualified employees and believes its wage rates are comparable to those of its competitors.

Trademarks and Service Marks

     The Jack In The Box name is of material importance to the Company and is a registered trademark and service mark in the United States and in certain foreign countries. In addition, the Company has registered numerous service marks and trademarks for use in its business, including the Jack In The Box logo, Breakfast Jack and Jumbo Jack names and Crescent Breakfast name and design.

Competition and Markets

     In general, the restaurant business is highly competitive and is affected by competitive changes in a geographic area, changes in the public's eating habits and preferences and local and national economic conditions affecting consumer spending habits, population trends and traffic patterns. Key competitive factors in the industry are the quality and value of the food products offered, quality and speed of service, advertising, name identification, restaurant location and attractiveness of facilities.

     Each Jack In The Box restaurant competes directly and indirectly with a large number of national and regional chain operators as well as with locally-owned fast food restaurants and coffee shops. In selling franchises, Jack In The Box competes with many other restaurant franchisors, and some of its competitors have substantially greater financial resources and higher total sales volume.

Regulation

     Each Company-operated and franchised restaurant is subject to regulation by federal agencies and to licensing and regulation by state and local health, sanitation, safety, fire and other departments. Difficulties or failures in obtaining any required licensing or approval could result in delays or cancellations in the opening of new restaurants.

     The Company is also subject to federal and a substantial number of state laws regulating the offer and sale of franchises. Such laws impose registration and disclosure requirements on franchisors in the offer and sale of franchises and may also apply substantive standards, including limitations on the ability of franchisors to terminate franchisees and alter franchise arrangements, to the relationship between franchisor and franchisee. The Company believes it is operating in substantial compliance with applicable laws and regulations governing its operations.

     The Company is subject to the Fair Labor Standards Act and various state laws governing such matters as minimum wages, overtime and other working conditions. Significant numbers of the Company's food service personnel are paid at rates related to the federal and state minimum wage, and accordingly, increases in the minimum wage increase the Company's labor costs.

     In addition, various proposals which would require employers to provide health insurance for all of their employees are being considered from time-to-time in Congress and various states. The imposition of any requirement that the Company provide health insurance to all employees would have a material adverse impact on the consolidated operations and financial condition of the Company and the restaurant industry.

     The Company is also subject to various federal, state and local laws regulating the discharge of materials into the environment. The cost of developing restaurants has increased as a result of the Company's compliance with such laws. Such costs relate primarily to the necessity of obtaining more land, landscaping and below surface storm drainage and the cost of more expensive equipment necessary to decrease the amount of effluent emitted into the air and ground.

ITEM 2.  PROPERTIES

     At October 2, 1994, Foodmaker owned 547 Jack In The Box restaurant buildings, including 328 located on land covered by ground leases. In addition, it leased 579 restaurants where both the land and building are leased. Some of these restaurants are operated by franchisees. The remaining lease terms of ground leases range from approximately one year to 46 years, including renewal option periods. The remaining lease terms of Foodmaker's other leases range from approximately one year to 41 years, including renewal option periods. In addition, at October 2, 1994, franchisees directly owned or leased 98 restaurants.

                                         Company-    Franchise-
                                         operated     operated      Total
                                        restaurants  restaurants  restaurants
                                        -----------  -----------  -----------
Company-owned restaurant buildings:
  On Company-owned land . . . . . . . . .   131           88          219
  On ground-leased land . . . . . . . . .   271           57          328
                                            ---          ---        -----
    Subtotal. . . . . . . . . . . . . . .   402          145          547
Company-leased restaurant buildings . . .   408          171          579
Franchise directly-owned or
 directly-leased restaurant buildings        --           98           98
                                            ---          ---        -----
Total restaurant buildings. . . . . . . .   810          414        1,224
                                            ===          ===        =====

     The Company's leases generally provide for the payment of fixed rentals (with cost-of-living index adjustments) plus real estate taxes, insurance and other expenses; in addition, many of the leases provide for contingent rentals of between 2% and 10% of the restaurant's gross sales. The Company has generally been able to renew its restaurant leases as they expire at then current market rates. At October 2, 1994, the leases had initial terms expiring as follows:

                                                Number of restaurants
                                              ----------------------------
  Years initial                                                   Land and
   lease term                                 Ground              building
    expires                                   leases               leases
  -------------                               ------              ---------
   1995-1999 . . . . . . . . . . . . . . . .    108                  138
   2000-2004 . . . . . . . . . . . . . . . .     32                   15
   2005-2009 . . . . . . . . . . . . . . . .    121                  329
   2010 and later. . . . . . . . . . . . . .     67                   97
                                                ---                  ---
                                                328                  579
                                                ===                  ===

     In addition, the Company owns its principal executive offices in San Diego, California, consisting of approximately 150,000 square feet.

     The Company owns one warehouse and leases an additional seven with remaining terms ranging from three years to 19 years, including renewal option periods.

     Substantially all the Company's real and personal property are pledged as collateral for various components of the Company's long-term debt.

ITEM 3.  LEGAL PROCEEDINGS

     Various claims and legal proceedings are pending against the Company in various state and federal courts; many of those proceedings are in the states of California, Washington, Nevada and Idaho and in Federal Court, Western District of Washington at Seattle seeking monetary damages and other relief relating to the outbreak of food-borne illness ("the Outbreak") attributed to hamburgers served at Jack In The Box restaurants. The Company, in consultation with its insurance carriers and attorneys, does not anticipate that the total liability on all such lawsuits and claims will exceed the coverage available under its applicable insurance policies.

     Actions were filed on July 2, 1993, in the Superior Court of California, County of San Diego, by certain of the Company's franchisees against the Company, The Vons Companies, Inc., ("Vons") and other suppliers (Syed Ahmad, et al, versus Foodmaker, Inc., et al), claiming damages from reduced sales and profits due to the Outbreak. After extensive negotiations, settlements were reached with all but one of its franchisees. During 1993, the Company provided approximately $44.5 million to cover the settlements and associated costs, including a then anticipated settlement with the remaining franchisee. On January 14, 1994, the non-settling Franchisee filed two substantially identical suits against the Company and The Vons Companies in Superior Court of California, County of San Diego and in Federal Court, Southern District of California (Ira Fischbein, et al versus Foodmaker, Inc., et al) claiming damages from reduced sales, lost profits and reduced value of the franchise due to the Outbreak. The Company has engaged legal counsel and is vigorously defending the actions in Federal Court. The suit in Superior Court has been voluntarily dismissed. The Company and the franchisee are actively engaged in settlement discussions.

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

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     No matters were submitted to a vote of security holders during the fourth quarter ended October 2, 1994.

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     The following table sets forth the high and low closing sales prices for the common stock during the quarters indicated, as reported on the New York Stock Exchange-Composite Transactions:


                  16 weeks ended         12 weeks ended         13 weeks ended
                  --------------   ---------------------------- --------------
                   Jan. 17, 1993   Apr. 11, 1993   Jul. 4, 1993   Oct. 3, 1993
                   -------------   -------------   ------------   ------------
High . . . . . . .        14           13 5/8         12 3/8         11 1/2
Low. . . . . . . .     9 3/4            7 3/8          9 5/8          8 7/8

                  16 weeks ended                 12 weeks ended
                  --------------   -------------------------------------------
                   Jan. 23, 1994   Apr. 17, 1994  Jul. 10, 1994   Oct. 2, 1994
                   -------------   -------------  -------------   ------------
High . . . . . . .    10 1/4           10 1/2              8              6
Low  . . . . . . .     8 7/8            7 5/8          5 1/4          5 1/8

     Foodmaker has not paid any cash or other dividends during its last two fiscal years and does not anticipate paying dividends in the foreseeable future. The Company's credit agreements prohibit and its public debt instruments restrict the Company's right to declare or pay dividends or make other distributions with respect to shares of its capital stock.

     As of October 2, 1994, there were approximately 689 holders of record.

ITEM 6.  SELECTED FINANCIAL DATA

     The selected data presented in the following table summarizes certain consolidated financial information concerning the Company and is derived from financial statements which have been audited by KPMG Peat Marwick LLP, independent certified public accountants. Chi-Chi's results of operations are included through January 27, 1994, the date of Chi-Chi's sale. The capital structure changed as the result of the 1992 recapitalization of the Company (See Note 4 to consolidated financial statements). The Company's fiscal year is 52 or 53 weeks, ending the Sunday closest to September 30.

                                             52 weeks     53 weeks     52 weeks     52 weeks      52 weeks
                                               ended        ended        ended        ended         ended
Statement of Operations Data:                 10/2/94      10/3/93      9/27/92      9/29/91       9/30/90
- - - -----------------------------                 -------      -------      -------      -------       -------
Revenues:
  Restaurant sales . . . . . . . . . . . .  $  843,038   $1,088,269   $1,061,904   $1,019,927   $  985,797
  Distribution sales . . . . . . . . . . .     171,711      108,546      104,041       94,815       94,259
  Franchise rents and royalties. . . . . .      33,740       35,232       38,803       35,277       35,901
  Other revenues . . . . . . . . . . . . .       4,837        8,680       14,585        7,140        3,444
                                             ---------    ---------    ---------    ---------    ---------
  Total revenues . . . . . . . . . . . . .   1,053,326    1,240,727    1,219,333    1,157,159    1,119,401
                                             ---------    ---------    ---------    ---------    ---------
Costs of revenues <F1> . . . . . . . . . .     928,511    1,124,918    1,004,467      962,212      919,467
Equity in loss of FRI  . . . . . . . . . .       2,108           --           --           --           --
Selling, general and administrative
 expenses. . . . . . . . . . . . . . . . .     100,764      124,422      103,697       95,095       92,400
Interest expense . . . . . . . . . . . . .      55,201       57,586       72,455       93,573       94,676
                                             ---------    ---------    ---------    ---------    ---------
Earnings (loss) before income taxes
 (benefit), extraordinary item, and
 cumulative effect of changes in
 accounting principles . . . . . . . . . .     (33,258)     (66,199)      38,714        6,279       12,858
Income taxes (benefit) . . . . . . . . . .       3,010      (22,071)      16,818        5,930        5,370
                                             ---------    ---------    ---------    ---------    ---------
Earnings (loss) before extraordinary item
 and cumulative effect of changes in
 accounting principles . . . . . . . . . .     (36,268)     (44,128)      21,896          349        7,488
Extraordinary item - loss on early
 extinguishment of debt, net of income
 taxes . . . . . . . . . . . . . . . . . .      (3,302)          --      (63,651)          --           --
Cumulative effect on prior years of
 adopting SFAS 106 and SFAS 109 <F2> . . .          --      (53,980)          --           --           --
                                             ---------    ---------    ---------    ---------    ---------
Net earnings (loss). . . . . . . . . . . .  $  (39,570)  $  (98,108)  $  (41,755)  $      349   $    7,488
                                             =========    =========    =========    =========    =========
Balance Sheet Data (at end of period):
- - - -------------------------------------
Current assets . . . . . . . . . . . . . .  $  107,486   $   93,534   $  106,311   $   71,534   $   67,860
Current liabilities. . . . . . . . . . . .     147,530      202,194      153,851      185,022      151,820
Total assets . . . . . . . . . . . . . . .     740,285      897,280      915,487      864,848      889,325
Long-term debt . . . . . . . . . . . . . .     447,822      500,460      501,083      629,291      686,546
Stockholders' equity . . . . . . . . . . .     100,051      139,132      246,933       50,535       50,186
- - - ------------------------------------------

  <F1>  Reflects a provision of  $44.5 million for the year ended October 3, 1993 to cover franchisee settlements and associated costs related to the Outbreak of food-borne illness.
  <F2>  See Item 7, "New Accounting Standards".

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations

     Fiscal 1994 Compared to Fiscal 1993. Fiscal 1994 includes 52 weeks; fiscal 1993 includes 53 weeks. On January 27, 1994, the Company contributed its entire Chi-Chi's Mexican restaurant chain to Family Restaurants, Inc. ("FRI") in exchange for an approximate 39% equity interest in FRI and other consideration including cash, debt assumption and a warrant to acquire additional shares as described in Note 3 to the consolidated financial statements. The consolidated statements of operations, therefore, include Chi-Chi's results of operations only for the 16 weeks (first fiscal quarter) ended in January 1994, and for the 53 weeks ended October 3, 1993.

     Sales by Jack In The Box Company-operated restaurants increased $36.0 million, or 5.3%, to $719.8 million in 1994 from $683.8 million in 1993, principally due to an increase in the average number of Company-operated restaurants to 761 in 1994 from 717 in 1993, partially offset by the inclusion of an additional week of sales in 1993. The increase in average number of Company-operated restaurants was principally due to opening 54 new Company restaurants and acquiring 44 restaurants from franchisees. Per store average sales for comparable restaurants ("PSA") increased approximately 2.7% in 1994 as compared to 1993, as sales recovered from the depressed levels subsequent to January 1993 when Jack In The Box was linked to an outbreak of food-borne illness ("the Outbreak"). Chi-Chi's sales included in the consolidated financial statements were $123.2 million in 1994 and $404.5 million in 1993.

     Distribution sales of food and supplies to franchisees and others increased $63.2 million to $171.7 million in 1994 from $108.5 million in 1993 primarily due to the recognition of $63.6 million in sales to Chi-Chi's subsequent to its sale to FRI in January 1994. Distribution sales to Chi-Chi's while it was a subsidiary of the Company were previously eliminated in consolidation.

     Jack In The Box franchise rents and royalties decreased to $33.6 million in 1994 from $34.0 million in 1993. PSA increases at franchisee-operated restaurants were more than offset by a decline in the average number of domestic franchisee-operated restaurants to 412 in 1994 from 439 in 1993, which was principally due to the purchase by the Company of 44 franchised restaurants . Chi-Chi's franchise rents and royalties included in the consolidated financial statements were $.1 million in 1994 and $1.2 million in 1993.

     Other revenues for Jack In The Box increased to $4.3 million in 1994 from $4.1 million in 1993. The increase is principally due to a $2.2 million increase in interest earned on cash proceeds from the sale of Chi-Chi's, offset by a $2.1 million decline in gains and fees realized from the conversion of Company-operated Jack In The Box restaurants to franchises, which decreased to 4 in 1994 from 11 in 1993. Chi-Chi's other revenues included in the consolidated financial statements were $.5 million in 1994 and $4.6 million in 1993.

     Jack In The Box restaurant costs of sales increased $10.9 million, or 5.4%, to $211.9 million in 1994 from $201.0 million in 1993, principally due to the increase in restaurant sales. Restaurant costs of sales were 29.4% of restaurant sales in both 1994 and 1993. Chi-Chi's restaurant costs of sales included in the consolidated financial statements were $32.7 million in 1994 and $106.9 million in 1993.

     Jack In The Box restaurant operating costs increased $23.9 million, or 6.1%, to $414.6 million in 1994 from $390.7 million in 1993, primarily due to the increase in the average number of Company-operated restaurants, variable costs associated with increased sales in 1994, and in part due to increased occupancy costs. Chi-Chi's restaurant operating costs included in the consolidated financial statements were $80.7 million in 1994 and $253.7 million in 1993.

     Costs of distribution sales increased $61.0 million to $165.8 million in 1994 from $104.8 million in 1993, consistent with the increase in distribution sales.

     Jack In The Box franchised restaurant costs, which normally consist of rents and depreciation on properties leased to franchisees and other miscellaneous costs, decreased $44.4 million to $22.7 million in 1994 from $67.1 million in 1993, principally due to the inclusion in 1993 of $44.5 million of settlements and assistance provided to franchisees as described in
Note 8 to the consolidated financial statements. Chi-Chi's franchised restaurant costs included in the consolidated financial statements were $.1 million in 1994 and $.6 million in 1993.

     Selling, general and administrative expenses for Jack In The Box decreased to $91.7 million in 1994 from $93.2 million in 1993, principally due to a $5.7 million gain recognized from the sale of Chi-Chi's. Expenses in 1994 also reflect the recognition of (1) a charge of $3.5 million principally for the write-down of assets to net realizable values and providing for costs of closing seven older, under-performing restaurants with short remaining lease terms, (2) $2.0 million in severance expenses and associated costs resulting from the elimination of approximately 80 administrative positions, and (3)
$1.1 million for write-offs principally associated with replacement of signs at substantially all of the Company-operated restaurants in conjunction with the exterior enhancement project. Chi-Chi's selling, general and administrative expenses included in the consolidated financial statements were $9.1 million in 1994 and $31.2 million in 1993.

     The Company recognized a loss of $2.1 million relating to its 39% equity in the operations of FRI for the eight months from January 27, 1994, the date of FRI's acquisition, through September 25, 1994, the end of FRI's third quarter. See Note 3 to the consolidated financial statements.

     Interest expense decreased $2.4 million to $55.2 million in 1994 from $57.6 million in 1993 due to the repayment of $79 million of bank debt offset partially by the addition of an approximate $70 million finance lease obligation.

     Considering the sale of Chi-Chi's combined with the Company's recent losses, the rules under SFAS 109 required the Company to provide in 1994 a non-cash valuation allowance of approximately $14 million for previously recognized tax benefits, resulting in an income tax expense rather than a tax benefit, associated with the Company's loss for 1994. The U.S. Internal Revenue Service ("IRS") had proposed adjustments to tax liabilities of $17 million (exclusive of interest) for the Company's federal income tax returns for fiscal years 1986 through 1988. A final report has not been issued but agreement has been reached to satisfy these proposed adjustments at approximately $1.3 million (exclusive of $.8 million interest). The IRS examinations of the Company's federal income tax returns for fiscal years 1989 and 1990 resulted in the issuance of proposed adjustments to tax liabilities aggregating $2.2 million (exclusive of $.7 million interest).
The Company has filed a protest with the Regional Office of Appeals of the IRS contesting the proposed assessments. Management believes that adequate provision for income taxes has been made.

     The Company incurred an extraordinary loss of $5.1 million, less currently recognizable income tax benefits of $1.8 million, on the early extinguishment of debt. The Company utilized cash proceeds from the sale of Chi-Chi's to repay all of the debt outstanding under its then existing bank credit facility, which was terminated, and all of the remaining 13 1/2% Senior Notes.

     Fiscal 1993 Compared to Fiscal 1992. Fiscal 1993 includes 53 weeks; fiscal 1992 includes 52 weeks. Total revenues increased $21.4 million, or 1.8%, from $1,219.3 million in 1992 to $1,240.7 million in 1993. Sales by Company-operated restaurants increased $26.4 million, or 2.5%, from $1,061.9 million in 1992 to $1,088.3 million in 1993, principally due to the inclusion of an
additional week of sales in fiscal year 1993.   The sales improvement also
results from an increase in the average number of Company-operated restaurants from 681 Jack In The Box restaurants and 175 Chi-Chi's restaurants in 1992 to 717 and 200, respectively, in 1993, offset by decreases in per store average sales for comparable restaurants ("PSA").

     In January 1993, the Company was linked to an Outbreak of food-borne illness attributed to hamburgers served at Jack In The Box restaurants. Prior to the Outbreak, Jack In The Box experienced a 6.2% PSA increase in the first quarter of fiscal 1993. However, subsequent to the Outbreak, Jack In The Box experienced PSA declines of 22.2%,

9.2% and 8.8%, respectively, in the second, third and fourth quarters of 1993, resulting in an annual PSA decline of 7.4% in fiscal 1993 as compared to 1992.

     Chi-Chi's PSA declined 5.2% in 1993 due, in part, to the Company's decision to temporarily slow refurbishment plans in order to preserve capital and due to the negative impact of the severe bad weather in certain geographical areas where Chi-Chi's has a high concentration of restaurants.

     Distribution sales of food and supplies to franchisees and others increased $4.5 million, or 4.3%, from $104.0 million in 1992 to $108.5 million in 1993. The increase is due to the inclusion of an additional week of sales in 1993 and an increase in the average number of franchise and other restaurants serviced by the Company.

     Franchise rents and royalties decreased $3.6 million from $38.8 million in 1992 to $35.2 million in 1993, principally due to sales declines at Jack In
The Box franchisee-operated restaurants and rent concessions provided by the Company to franchisees subsequent to the Outbreak. Chi-Chi's franchise rents and royalties decreased due to the Consul acquisition, which resulted in an approximate 45% reduction in the average number of franchisee-operated Chi-Chi's restaurants in 1993 as compared to 1992.

     Other revenues decreased $5.9 million from $14.6 million in 1992 to $8.7 million in 1993, primarily due to a decline in the number of conversions of Company-operated Jack In The Box restaurants to franchises from 18 in 1992 to 11 in 1993.

     Costs of revenues increased $120.4 million to $1,124.9 million in 1993 from $1,004.5 million in 1992, reflecting the increase in direct restaurant costs from the net addition of approximately 36 Jack In The Box and 25 Chi-Chi's restaurants, and higher variable operating costs related to increased restaurant and distribution sales in 1993. Costs of revenues also includes $44.5 million to provide for settlement of franchisee lawsuits (see Note 8 to the consolidated financial statements) and associated costs, and $2.5 million for professional fees and other expenses related to the Outbreak.

     Selling, general and administrative expenses increased from $103.7 million in 1992 to $124.4 million in 1993. Advertising and promotion costs increased $15.0 million from $69.3 million in 1992 to $84.3 million in 1993, primarily due to increased advertising and aggressive discount promotions designed to recover Jack In The Box sales lost as a result of the Outbreak. The Company also provided for $5.5 million in write-offs, accruals and other known costs associated with the Outbreak and for closed or underperforming restaurants.

     Interest expense decreased $14.9 million from $72.5 million in 1992 to $57.6 million in 1993 due to the March 1992 recapitalization, which contributed to the approximate $127 million reduction of indebtedness since the beginning of 1992, and the reduction of interest rates on long-term debt.

     Income tax benefit was 33% of the pretax loss in 1993, versus income taxes of 43% in 1992, reflecting the inability to fully benefit from the carryover of losses to future years due to state law prohibitions.

     Effective September 28, 1992, the Company adopted the Financial Accounting Standards Board's Statement of Financial Accounting Standards ("SFAS") No.
106, "Accounting for Postretirement Benefits Other Than Pension Benefits", and No. 109, "Accounting for Income Taxes". As a result, the Company reported in 1993 a $54.0 million cumulative effect to September 27, 1992 of these changes in accounting principles, $10.2 million relating to SFAS 106 and $43.8 million relating to SFAS 109.

Liquidity and Capital Resources

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

     At October 2, 1994, the Company's working capital deficit had improved $68.7 million to $40.0 million from $108.7 million at October 3, 1993, due primarily to net cash proceeds received from the sale of Chi-Chi's, after the repayment of bank debt. The Company's working capital position was also improved by the partial payment of franchisee settlements and associated costs and the recognition of tax receivables. The restaurant business does not require the maintenance of significant receivables or inventories, and it is common to receive trade credit from vendors for purchases such as supplies. In addition, the Company, and generally the industry, continually invests in its business through the addition of new units and refurbishment of existing units, which are reflected as long-term assets and not as part of working capital.

     At October 2, 1994, the Company's total debt outstanding was $447.8 million. In early January 1994, the Company completed financing arrangements (see Note 4 to the consolidated financial statements), which added an approximate $70 million finance lease obligation to the Company's debt, enabling the Company to repay approximately $28 million in bank borrowings, fund existing capital expenditures and establish a construction fund of approximately $28 million for new restaurants (of which $3.7 million remained in other assets at October 2, 1994). With the sale of Chi-Chi's on January 27, 1994, the Company reduced its outstanding debt, including full repayment of all bank borrowings and termination of the then existing bank credit facility, and had approximately $36 million in cash on hand at October 2, 1994.

     On July 26, 1994, the Company entered into a revolving bank credit agreement, expiring July 26, 1997, which provides for a credit facility of up to $52.5 million, including letters of credit for the account of the Company in an aggregate amount of up to $25 million. Covenants contained in the agreement limit capital spending and require the Company to maintain specified financial ratios, and to meet certain requirements regarding maximum leverage and minimum fixed charges, cash flows, interest coverage, and net worth. The Company intends to use the revolving line to retire a portion of its debt, to fund expansion efforts and for general operating purposes. Substantially all of the Company's real estate and machinery and equipment is, and is expected to continue to be, pledged to its lenders.

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

     On August 7, 1992, the Board of Directors of the Company authorized the purchase of up to 2 million shares of the Company's outstanding common stock in the open market, for an aggregate amount not to exceed $20 million. At October 2, 1994, the Company had acquired 1,412,654 shares for an aggregate cost of $14.5 million, none of which were acquired in 1994.

Seasonality

     The Company's restaurant sales and profitability are subject to seasonal fluctuations and are traditionally higher during the spring and summer months because of factors such as increased travel and improved weather conditions affecting the public's dining habits.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     The consolidated financial statements and related financial information required to be filed are indexed on page F-1 and are incorporated herein.

ITEM 9.  DISAGREEMENTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     Not applicable.

                                   PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     The following table provides certain information about each of the Company's current directors and executive officers as of January 1995:


     Name                 Age      Position with the Company(4)
     ----                 ---      ----------------------------
Jack W. Goodall(1)        56       Chairman of the Board, Chief Executive
                                    Officer and President

Robert J. Nugent          53       Executive Vice President; President and Chief
                                    Operating Officer of Jack In The Box
                                    Division and Director

Charles W. Duddles        54       Executive Vice President, Chief
                                    Administrative Officer, Chief Financial
                                    Officer and Director

Kenneth R. Williams       52       Senior Vice President; Executive Vice
                                    President-Marketing and Operations of Jack
                                    In The Box Division

William E. Rulon          62       Senior Vice President and Secretary

Robert L. Suttie          51       Vice President, Controller and Chief
                                    Accounting Officer

Bruce N. Bowers           48       Vice President, Purchasing and Distribution

William F. Motts          51       Vice President; Vice President-Restaurant
                                    Development of Jack In The Box Division

Paul L. Schultz           40       Vice President; Vice President-Operations of
                                    Jack In The Box Division

David Theno               44       Vice President, Quality Assurance, Research
                                    and Development, and Product Safety

Carlo Cetti               50       Vice President, Human Resources and
                                    Strategic Planning

Don Blough                47       Vice President, Management Information
                                     Systems

Edward Gibbons(1)(2)(3)   58       Director

Leonard I. Green(1)(2)(3) 61       Director

L. Robert Payne(1)(2)     61       Director

Christopher V. Walker     48       Director

Paul T. Carter(2)         72       Director

Michael E. Alpert         52       Director

- - - ----------------------------
(1)  Member of the Executive Committee.
(2)  Member of the Audit Committee.
(3)  Member of Stock Option Committee.
(4) Directors and officers are elected annually. Each director and officer holds his office until his successor has been elected and qualified or until he resigns or is removed.

     Mr. Goodall has been President of the Company since April 1970, Chief Executive Officer of the Company since February 1979 and Chairman since October 1985. He has been the Chairman and Chief Executive Officer of FRI since January 1994. He has been a director of Grossmont Bank, a wholly-owned subsidiary of Bancomer, S.A., since 1980, a director of Van Camp Seafood Company, Inc. since April 1992 and a director of TCH Corp. since October 1992. He has been a director of Ralcorp Holdings, Inc. since March 1994 and was a Vice President of Ralston Purina Company from July 1981 to October 1985. He was a director of Budget Rent-A-Car from June 1987 to March 1989.

     Mr. Nugent has been Executive Vice President of the Company since February 1985 and President and Chief Operating Officer of the Jack In The Box
Division of the Company since May 1988. He was Executive Vice President, Operations and Marketing from February 1985 to May 1988. He was previously Division Vice President of the Company from August 1979 to April 1982 and Corporate Vice President, Restaurant Operations from April 1982 through January 1985. He has been a director since February 1988.

     Mr. Duddles has been Executive Vice President and Chief Administrative Officer of the Company since May 1988. He has been Chief Financial Officer of the Company since October 1985 and was Senior Vice President from October 1985 to May 1988. He was previously Vice President and Controller of the Company from August 1979 to July 1981 and Senior Vice President, Finance and Administration from August 1981 to October 1985. He has been a director since February 1988. He has also been a director of FRI since January 1994.

     Mr. Williams has been Senior Vice President of the Company since January 1993 and Executive Vice President of Marketing and Operations, Jack In The Box Division since November 1994. He was Executive Vice President of Operations, Jack In The Box Division from May 1988 until November 1994. He was temporarily President and Chief Executive Officer of Chi-Chi's from June 1992 to January 1993. He was previously Vice President of the Company and Vice President, Operations-Division I from January 1985 to May 1988. He was a
Zone Manager from August 1979 to May 1981 and Division Vice President and
Zone General Manager from May 1981 through January 1985.

     Mr. Rulon has been Senior Vice President and Secretary of the Company since October 1985 and was previously Secretary and Treasurer of the Company from March 1976 to July 1981 and Senior Vice President, Secretary and Treasurer from July 1981 to October 1985. Mr. Rulon is also a trustee of Income
Managers Trust, Neuberger & Berman Income Funds and Neuberger & Berman Income Trust.

     Mr. Suttie has been Vice President, Controller and Chief Accounting Officer of the Company since July 1981 and was previously Division Controller for the Company from November 1978 to July 1981.

     Mr. Bowers has been Vice President, Purchasing and Distribution of the Company, since April 1982 and previously held various other positions with the Company relating to manufacturing, purchasing and distribution from September 1975 to April 1982.

     Mr. Motts has been Vice President of the Company and Vice President of Restaurant Development of Jack In The Box Division since September 1988 and was previously Director, Restaurant Construction from April 1983 to August 1984 and Division Vice President, Restaurant Construction from August 1984 through August 1988.

     Mr. Schultz has been a Vice President of the Company since May 1988 and Vice President of Operations, Jack In The Box Division since November 1994. He was Vice President of Domestic Franchising, Jack In The Box Division from October 1993 until November 1994. He was previously Vice President of Jack
In The Box Operations-Division I from May 1988 to October 1993, temporarily Vice President of Jack In The Box Operations and Domestic Franchising from
June 1992 to January 1993, Regional Manager of Los Angeles from August 1985 to May 1988, and Regional Manager of San Diego from January 1985 to August 1985.

     Dr. Theno has been Vice President, Quality Assurance, Research and Development, and Product Safety of the Company since April 1994. He was Vice President, Quality Assurance and Product Safety from March 1993 to April 1994. Prior to joining Foodmaker, he was previously Managing Director and Chief Executive Officer of Theno & Associates, Inc., an agribusiness consulting firm, from January 1990 to March 1993 and Director of Technical Services for Foster Farms from March 1982 to December 1989.

     Mr. Cetti has been Vice President, Human Resources and Strategic Planning of the Company since March 1994. He was previously Vice President, Training and Risk Management, from December 1992 to March 1994, Division Vice President, Training and Risk Control from October 1991 to December 1992 and Director of Management and Franchise Training from April 1981 to October 1991.

     Mr. Blough has been Vice President, Management Information Systems of the Company since August 1993 and was previously Division Vice President, Systems Development from June 1990 to August 1993 and Director of Systems Development and POS Support from December 1984 to June 1990.

     Mr. Gibbons has been a director of the Company since October 1985 and has been a general partner of Gibbons, Goodwin, van Amerongen ("GGvA"), successor to Gibbons, Green, van Amerongen ("Gibbons Green"), an investment banking firm specializing in management buyouts, for more than five years preceding the date hereof. Mr. Gibbons is also a director of Robert Half
International, Inc., Bath Iron Works Corporation, Horace Mann Companies and Kash n' Karry Food Stores, Inc. He has also been a director of FRI since January 1994.

     Mr. Green has been a director of the Company since October 1985 and has been a general partner of Leonard Green & Partners, an investment firm, since June 1989. Until June 28, 1989 and for more than five years preceding that date, he was a partner of Gibbons Green. Mr. Green is also a director of Horace Mann Companies, Kash n' Karry Food Stores, Inc., Australian Resources N.L., Carr-Gottstein Foods Co., Thrifty Payless, Inc. and United Merchandising
Corp.  He has also been a director of FRI since January 1994.

     Mr. Payne has been a director of the Company since August 1986, having served as a consultant to the Board of Directors since November 1985. He has been Chairman of the Board of Grossmont Bank, a wholly-owned subsidiary of Bancomer, S.A., since February 1974, President and Chief Executive Officer of Multi-Ventures, Inc. since February 1976. Multi-Ventures, Inc. is a real estate development and investment company that is also the managing partner of the Mission Valley Hilton in San Diego. He was a principal in the Company prior to its acquisition by Ralston in 1968.

     Mr. Walker has been a director of the Company since February 1988. Since September 1989, Mr. Walker has been a general partner of Leonard Green & Partners, an investment firm. He was associated with Gibbons Green from November 1985 and was a partner thereof from January 1989 until September 1989. Prior to joining Gibbons Green, Mr. Walker worked from March 1984 to October 1985 for Zimmerman Holdings, Inc., a California based private holding company engaged in the acquisition and operation of manufacturing companies. He is also a director of Kash n' Karry Food Stores, Inc. and Australian Resources N.L., an Australian gold mining company.

     Mr. Carter has been a director of the Company since June 1991. Since February 1987, Mr. Carter has been an insurance consultant for the Government Division of Corroon & Black Corporation. From February 1987 until December 1990, he was also a consultant to the San Diego Unified School District on insurance matters. He retired in February 1987 as Chairman and Chief Executive Officer of Corroon & Black Corporation, Southwestern Region and as Director and Senior Vice President of Corroon & Black Corporation, New York.

     Mr. Alpert has been a director of the Company since August 1992.
Mr. Alpert was a partner in the San Diego Office of the law firm of Gibson, Dunn & Crutcher for more than 5 years prior to his retirement on August 1, 1992. He is currently Advisory Counsel to Gibson, Dunn & Crutcher. Gibson, Dunn & Crutcher provides legal services from time to time to the Company.

     That portion of Foodmaker's definitive Proxy Statement appearing under the captions "Information About the Board of Directors and Committees of the Board" and "Nonconforming Securities and Exchange Commission Filings" to be filed with the Commission pursuant to Regulation 14A within 120 days after October 2, 1994 and to be used in connection with its 1995 Annual Meeting of Stockholders is hereby incorporated by reference.

ITEM 11. EXECUTIVE COMPENSATION

     That portion of Foodmaker's definitive Proxy Statement appearing under the caption "Executive Compensation" to be filed with the Commission pursuant to Regulation 14A within 120 days after October 2, 1994 and to be used in connection with its 1995 Annual Meeting of Stockholders is hereby incorporated by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     That portion of Foodmaker's definitive Proxy Statement appearing under the caption "Security Ownership of Certain Beneficial Owners and Management" to be filed with the Commission pursuant to Regulation 14A within 120 days after October 2, 1994 and to be used in connection with its 1995 Annual Meeting of Stockholders is hereby incorporated by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     That portion of Foodmaker's definitive Proxy Statement appearing under the caption "Certain Transactions" to be filed with the Commission pursuant to Regulation 14A within 120 days after October 2, 1994 and to be used in connection with its 1995 Annual Meeting of Stockholders is hereby incorporated by reference.

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

ITEM 14(a)(1) Financial Statements. See the index to consolidated financial statements and Schedules on page F-1 of this report.

ITEM 14(a)(2) Financial Statement Schedules. See the index to consolidated financial statements and Schedules on page F-1 of this report.

ITEM 14(a)(3)  Exhibits.

Number      Description
- - - ------      -----------
3.1         Restated Certificate of Incorporation (4)
3.2         Restated Bylaws (4)
4.1         Warrant Agreement dated as of December 8, 1988, by and among PDV
            Holding, Inc., Foodmaker, Inc., Fulcrum III Limited Partnership and State Street Bank and Trust Company(2)
4.2         Indenture for the 9 1/4% Senior Notes due 1999(6)
4.3         Indenture for the 9 3/4% Senior Subordinated Notes due 2002(6)

            (Instruments with respect to the registrant's long-term debt not in excess of 10% of the total assets of the registrant and its subsidiaries on a consolidated basis have been omitted.
            The registrant agrees to furnish supplementally a copy of any such instrument to the Commission upon request.)

10.1        Revolving Credit Agreement dated as of July 26, 1994, among
            Foodmaker, Inc. and the Banks and Agents, as defined therein
10.1.1      First Amendment dated as of December 14, 1994 to the Revolving
            Credit Agreement dated as of July 26, 1994 among Foodmaker, Inc.
            and the Banks and Agents, as defined therein
10.2        Purchase Agreements dated as of January 22, 1987 between Foodmaker,
            Inc. and FFCA/IIP 1985 Property Company and FFCA/IIP 1986 Property
            Company(1)
10.3        Land Purchase Agreements dated as of February 18, 1987, by and between Foodmaker, Inc. and FFCA/IPI 1984 Property Company and
            FFCA/IPI 1985 Property Company and Letter Agreement relating thereto(1)
10.4        1992 Employee Stock Incentive Plan(5)
10.5        Capital Accumulation Plan for Executives(3)
10.6        Supplemental Executive Retirement Plan(3)
10.7        Foodmaker Performance Bonus Plan(7)
10.8        Memorandom of Agreement with Gibbons, Goodwin, van Amerongen dated
            December 6, 1991(8)
21          Subsidiaries(3)
27          Financial Data Schedule (included only with electronic filing)
- - - --------------
  (1) Previously filed and incorporated herein by reference from registrant's Registration Statement on Form S-1 (No. 33-10763) filed February 24, 1987.
  (2)  Previously filed and incorporated herein by reference from Amendment
       No. 2 to registrant's Registration Statement on Form S-1 (No. 33-27670) filed June 30, 1989.
  (3) Previously filed and incorporated herein by reference from registrant's Annual Report on Form 10-K for the fiscal year ended September 30, 1990.
  (4)  Previously filed and incorporated herein by reference from Amendment
       No. 1 to registrant's Registration Statement on Form S-1 (No. 33-44198) filed February 3, 1992.
  (5) Previously filed and incorporated herein by reference from registrant's Quarterly Report on Form 10-Q for the quarter ended
       January 19, 1992.
  (6) Previously filed and incorporated herein by reference from registrant's Quarterly Report on Form 10-Q for the quarter ended
       April 12, 1992.
  (7) Previously filed and incorporated herein by reference from registrant's Annual Report on form 10-K for the fiscal year ended September 27, 1992.
  (8) Previously filed and incorporated herein by reference from registrants Quarterly Report on Form 10-Q for the quarter ended April 11, 1993.

ITEM 14(b) During the fourth quarter ended October 2, 1994, the Company filed with the Securities and Exchange Commission a report on Form 8-K under
Item 5, a press release dated November 9, 1994 announcing the Company's losses for the fourth quarter and fiscal year ended October 2, 1994.

ITEM 14(c) All required exhibits are filed herein or incorporated by reference as described in Item 14(a)(3).

ITEM 14(d) Copies of Schedules V, VI and X are attached hereto. All other supplemental schedules other than as enumerated here and in the Index to Consolidated Financial Statements and Schedules on page F-1 are omitted as inapplicable or because the required information is included in the consolidated financial statements or notes thereto.

                                  SIGNATURES
                                  ----------

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                FOODMAKER, INC.

                             By:JACK W. GOODALL
                                ------------------------------
                                Jack W. Goodall
                                Chairman of the Board, Chief
                                Executive Officer and President
                                Date:  December  30, 1994

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


         Signature                 Title                              Date
         ---------                 -----                              ----

JACK W. GOODALL          Chairman of the Board, Chief          December 30, 1994
- - - ------------------------ Executive Officer and President
Jack W. Goodall          (Principal Executive Officer)


CHARLES W. DUDDLES       Executive Vice President, Chief       December 30, 1994
- - - ------------------------ Administrative Officer, Chief
Charles W. Duddles       Financial Officer and Director
                         (Principal Financial Officer)

ROBERT L. SUTTIE         Vice President, Controller and Chief  December 30, 1994
- - - ------------------------ Accounting Officer
Robert L. Suttie         (Principal Accounting Officer)


ROBERT J. NUGENT         Executive Vice President, President   December 30, 1994
- - - ------------------------ and Chief Operating Officer of Jack
Robert J. Nugent         In The Box Division and Director


MICHAEL E. ALPERT        Director                              December 30, 1994
- - - ------------------------
Michael E. Alpert


                         Director                              December __, 1994
- - - ------------------------
Paul T. Carter

EDWARD GIBBONS           Director                              December 30, 1994
- - - ------------------------
Edward Gibbons


LEONARD I. GREEN         Director                              December 30, 1994
- - - ------------------------
Leonard I. Green


L. ROBERT PAYNE          Director                              December 30, 1994
- - - ------------------------
L. Robert Payne


CHRISTOPHER V. WALKER    Director                              December 30, 1994
- - - ------------------------
Christopher V. Walker

                         CONSOLIDATED FINANCIAL STATEMENTS
                        OF FOODMAKER, INC. AND SUBSIDIARIES





          INDEX TO CONSOLIDATED FINANCIAL STATEMENTS AND SCHEDULES


Consolidated Financial Statements for the 52-week period ended October 2, 1994, the 53-week period ended October 3, 1993 and the 52-week period ended September 27, 1992.
                                                                 Page
                                                                 ----

     Independent Auditors' Report . . . . . . . . . . . . . . . . F-2
     Consolidated Balance Sheets. . . . . . . . . . . . . . . . . F-3
     Consolidated Statements of Operations. . . . . . . . . . . . F-5
     Consolidated Statements of Cash Flows. . . . . . . . . . . . F-6
     Consolidated Statements of Stockholders' Equity. . . . . . . F-7
     Notes to Consolidated Financial Statements . . . . . . . . . F-8



Financial Statement Schedules for each of the three years ended October 2, 1994.

     Independent Auditors' Report on Schedules and Consent. . . . F-23

     Schedule V - Property and Equipment. . . . . . . . . . . . . F-24

     Schedule VI - Accumulated Depreciation and Amortization
                   of Property and Equipment. . . . . . . . . . . F-25

     Schedule X - Supplementary Income Statement Information. . . F-26

                         INDEPENDENT AUDITORS' REPORT




The Board of Directors
Foodmaker, Inc.:


We have audited the accompanying consolidated balance sheets of Foodmaker, Inc. and subsidiaries as of October 2, 1994 and October 3, 1993, and the related consolidated statements of operations, cash flows and stockholders' equity for the fifty-two weeks ended October 2, 1994, the fifty-three weeks ended October 3, 1993 and the fifty-two weeks ended September 27, 1992. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Foodmaker, Inc. and subsidiaries as of October 2, 1994 and October 3, 1993, and the results of their operations and their cash flows for the fifty-two weeks ended October 2, 1994, the fifty-three weeks ended October 3, 1993 and the fifty-two weeks ended September 27, 1992, in conformity with generally accepted accounting principles.

As discussed in Notes 2, 7 and 10 to the consolidated financial statements, the Company changed in 1993 its methods of accounting for postretirement benefits and income taxes to adopt the provisions of the Financial Accounting Standards Board's Statements of Financial Accounting Standards No. 106, "Employers' Accounting for Postretirement Benefits Other Than Pensions" and No. 109, "Accounting for Income Taxes".





                                              KPMG PEAT MARWICK LLP






San Diego, California
November 8, 1994

                         FOODMAKER, INC. AND SUBSIDIARIES

                            CONSOLIDATED BALANCE SHEETS
                  (Dollars in thousands, except per share data)


                                       ASSETS

                                                       October 2,     October 3,
                                                          1994           1993
                                                       ----------     ----------

Current assets:

  Cash . . . . . . . . . . . . . . . . . . . . . . . .  $ 35,965       $  4,481

  Receivables, including notes receivable of $6,772
    and $9,291, less allowance for doubtful
    accounts of $4,173 and $3,392, respectively. . . .    31,167         30,277

  Inventories. . . . . . . . . . . . . . . . . . . . .    25,319         40,977

  Prepaid expenses . . . . . . . . . . . . . . . . . .    15,035         17,799
                                                         -------        -------
      Total current assets . . . . . . . . . . . . . .   107,486         93,534
                                                         -------        -------
  Investment in FRI. . . . . . . . . . . . . . . . . .    57,188              -
                                                         -------        -------
  Trading area rights, net of accumulated
    amortization of $12,775 and $10,162, respectively.    62,932         55,678
                                                         -------        -------
  Lease acquisition costs, net of accumulated
    amortization of $16,096 and $17,932, respectively.    27,660         46,013
                                                         -------        -------
  Other assets, net of accumulated
    amortization of $17,277 and $15,185, respectively.    43,444         60,993
                                                         -------        -------
  Property at cost:

    Land . . . . . . . . . . . . . . . . . . . . . . .    90,036         93,725

    Buildings. . . . . . . . . . . . . . . . . . . . .   264,560        350,115

    Restaurant and other equipment . . . . . . . . . .   180,115        250,680

    Construction in progress . . . . . . . . . . . . .    39,874         16,764
                                                         -------        -------
                                                         574,585        711,284

    Accumulated depreciation and amortization. . . . .  (135,607)      (164,813)
                                                         -------        -------
                                                         438,978        546,471
                                                         -------        -------
  Cost of business in excess of net assets at
    acquisition, net of accumulated amortization
    of $497 and $12,920, respectively. . . . . . . . .     2,597         94,591
                                                         -------        -------
                                                        $740,285       $897,280
                                                         =======        =======


           See accompanying notes to consolidated financial statements.

                         FOODMAKER, INC. AND SUBSIDIARIES

                            CONSOLIDATED BALANCE SHEETS
                   (Dollars in thousands, except per share data)


                        LIABILITIES AND STOCKHOLDERS' EQUITY

                                                       October 2,     October 3,
                                                          1994           1993
                                                       ----------     ----------

Current liabilities:

  Current maturities of long-term debt . . . . . . . .  $  1,346       $ 33,163

  Accounts payable . . . . . . . . . . . . . . . . . .    36,915         36,662

  Accrued payroll and related taxes. . . . . . . . . .    22,101         25,018

  Other accrued taxes. . . . . . . . . . . . . . . . .     9,713         12,000

  Accrued advertising. . . . . . . . . . . . . . . . .     9,050         13,426

  Accrued insurance. . . . . . . . . . . . . . . . . .    25,533         23,742

  Accrued interest . . . . . . . . . . . . . . . . . .    10,932         10,004

  Other accrued expenses . . . . . . . . . . . . . . .    23,792         37,396

  Income tax liabilities . . . . . . . . . . . . . . .     8,148         10,783
                                                         -------        -------
    Total current liabilities. . . . . . . . . . . . .   147,530        202,194
                                                         -------        -------
Deferred income taxes. . . . . . . . . . . . . . . . .     5,062         17,189

Long-term debt, net of current maturities. . . . . . .   447,822        500,460

Other long-term liabilities. . . . . . . . . . . . . .    39,820         38,305

Stockholders' equity:

  Preferred stock, $.01 par value, 15,000,000 shares
    authorized, none issued. . . . . . . . . . . . . .         -              -

  Common stock, $.01 par value, voting
    shares, 75,000,000 authorized, 40,080,854
    and 39,646,904 issued, respectively. . . . . . . .       401            396

  Capital in excess of par value . . . . . . . . . . .   280,837        280,353

  Accumulated deficit. . . . . . . . . . . . . . . . .  (166,724)      (127,154)

  Treasury stock, at cost, 1,412,654 shares. . . . . .   (14,463)       (14,463)
                                                         -------        -------
    Total stockholders' equity . . . . . . . . . . . .   100,051        139,132
                                                         -------        -------
                                                        $740,285       $897,280
                                                         =======        =======

            See accompanying notes to consolidated financial statements.

                         FOODMAKER, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                      (In thousands, except per share data)


                                     Fifty-two      Fifty-three      Fifty-two
                                    weeks ended     weeks ended     weeks ended
                                     October 2,      October 3,    September 27,
                                        1994            1993            1992
                                      ---------       ---------       ---------
Revenues:

  Restaurant sales . . . . . . . . . .$ 843,038      $1,088,269      $1,061,904

  Distribution sales . . . . . . . . .  171,711         108,546         104,041

  Franchise rents and royalties. . . .   33,740          35,232          38,803

  Other. . . . . . . . . . . . . . . .    4,837           8,680          14,585
                                      ---------       ---------       ---------
                                      1,053,326       1,240,727       1,219,333
                                      ---------       ---------       ---------
Costs and expenses:

  Costs of revenues:

    Restaurant costs of sales. . . . .  244,560         307,940         309,380

    Restaurant operating costs . . . .  495,340         644,434         576,221

    Costs of distribution sales. . . .  165,789         104,817          97,873

    Franchised restaurants costs . . .   22,822          67,727          20,993

  Selling, general and administrative.  100,764         124,422         103,697

  Equity in loss of FRI. . . . . . . .    2,108               -               -

  Interest expense . . . . . . . . . .   55,201          57,586          72,455
                                      ---------       ---------       ---------
                                      1,086,584       1,306,926       1,180,619
                                      ---------       ---------       ---------

Earnings (loss) before income taxes,
  extraordinary item and cumulative
  effect of changes in accounting
  principles . . . . . . . . . . . . .  (33,258)        (66,199)         38,714

Income taxes (benefit) . . . . . . . .    3,010         (22,071)         16,818
                                      ---------       ---------       ---------
Earnings (loss) before extraordinary
  item and cumulative effect of
  changes in accounting principles . .  (36,268)        (44,128)         21,896
Extraordinary item - loss on early
  extinguishment of debt, net of taxes   (3,302)              -         (63,651)
Cumulative effect on prior years of
  adopting SFAS 106 and SFAS 109 . . .        -         (53,980)              -
                                      ---------       ---------       ---------
Net earnings (loss). . . . . . . . . .$ (39,570)      $ (98,108)      $ (41,755)
                                      =========       =========       =========
Earnings (loss) per share - primary
  and fully diluted:
  Earnings (loss) before extraordinary
    item and cumulative effect of
    changes in accounting principles .     (.94)          (1.15)            .67
  Extraordinary item . . . . . . . . .     (.09)              -           (1.95)
  Cumulative effect on prior years of
    adopting SFAS 106 and SFAS 109 . .        -           (1.40)              -
                                      ---------       ---------       ---------
Net loss per share . . . . . . . . . .$   (1.03)      $   (2.55)      $   (1.28)
                                      =========       =========       =========
Weighted average shares outstanding. .   38,531          38,486          32,577


            See accompanying notes to consolidated financial statements.

                         FOODMAKER, INC. AND SUBSIDIARIES

                       CONSOLIDATED STATEMENTS OF CASH FLOWS
                   (Dollars in thousands, except per share data)

                                     Fifty-two      Fifty-three      Fifty-two
                                    weeks ended     weeks ended     weeks ended
                                     October 2,      October 3,    September 27,
                                        1994            1993            1992
                                      ---------       ---------       ---------
Cash flows from operations:
  Earnings (loss) before
    extraordinary item . . . . . . . . $(36,268)     $  (98,108)     $   21,896
  Non-cash items included in income:
    Depreciation and amortization. . .   39,925          53,499          50,810
    Deferred finance cost amortization    2,685           3,200           4,001
    Deferred income taxes. . . . . . .    4,535         (23,905)            150
    Equity in loss of FRI. . . . . . .    2,108               -               -
    Cumulative effect of
      accounting changes . . . . . . .        -          53,980               -
  Decrease (increase) in receivables .   (3,373)          6,442         (13,848)
  Decrease (increase) in inventories .      194          (5,646)         (2,813)
  Decrease (increase) in
    prepaid expenses . . . . . . . . .     (196)         (2,200)          1,317
  Increase (decrease) in
    accounts payable . . . . . . . . .   16,375          (1,659)          4,326
  Increase in other accrued
    liabilities. . . . . . . . . . . .    3,417          40,067             473
                                      ---------       ---------       ---------
       Cash flows provided by
        operations . . . . . . . . . .   29,402          25,670          66,312
                                      ---------       ---------       ---------
Cash flows from investing activities:
  Additions to property and equipment.  (92,037)        (46,269)        (76,629)
  Disposition of property
    and equipment. . . . . . . . . . .    3,374           6,162           6,483
  Investment in FRI, net . . . . . . .  (59,296)              -               -
  Disposition of Chi-Chi's . . . . . .  214,551               -               -
  Acquisition of Consul. . . . . . . .        -          (8,700)              -
  Increase in trading area rights. . .   (9,915)         (1,289)         (2,370)
  Other. . . . . . . . . . . . . . . .   (3,936)         (8,557)         (7,289)
                                      ---------       ---------       ---------
       Cash flows provided (used)
        in investing activities. . . .   52,741         (58,653)        (79,805)
                                      ---------       ---------       ---------
Cash flows from financing activities:
  Proceeds from issuance of
    long-term debt . . . . . . . . . .   82,519           2,283         429,993
  Principal payments on long-term debt,
    including current maturities . . . (113,033)        (25,015)       (557,776)
  Borrowings under revolving
    bank loans . . . . . . . . . . . .    5,000          30,000         105,400
  Principal repayments under
    revolving bank loans . . . . . . .  (35,000)              -        (113,967)
  Extraordinary loss on retirement of
    debt, net of taxes . . . . . . . .   (3,302)              -         (63,651)
  Increase (decrease) in
    accrued interest . . . . . . . . .    1,678          (1,875)        (14,593)
  Proceeds from issuance of
    common stock . . . . . . . . . . .      489           1,171         241,743
  Repurchase of common stock . . . . .        -         (10,929)         (3,495)
  Other changes in equity. . . . . . .        -              65             (95)
  Proceeds from sale and leaseback
    transactions . . . . . . . . . . .    9,695          22,035           8,982
  Increase (decrease) in accrued
    transaction costs. . . . . . . . .    1,295            (273)            385
                                      ---------       ---------       ---------
       Cash flows provided (used) by
        financing activities . . . . .  (50,659)         17,462          32,926
                                      ---------       ---------       ---------
Net increase (decrease) in cash. . . .$  31,484       $ (15,521)      $  19,433
                                      =========       =========       =========
Supplemental disclosure of cash
 flow information:
  Cash paid during the year for:
    Interest, net of amounts
     capitalized . . . . . . . . . . .$  51,242       $  56,070       $  82,486
    Income tax payments (refunds), net     (275)          4,837          15,175

Noncash investing and financing
 activities:
  Increase in property and intangible
     assets due to change in
     accounting for income taxes . . .$       -       $  16,401       $       -

             See accompanying notes to consolidated financial statements.

                         FOODMAKER, INC. AND SUBSIDIARIES

                  CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                    (Dollars in thousands, except per share data)



                                                                          Capital                         Notes
                                                                         in excess  Retained              receivable-
                                     Preferred stock    Common stock       of par   earnings   Treasury   stock-
                                     Shares  Amount   Shares     Amount    value   (deficit)     stock    holders   Total
                                     ------  ------   ------     ------    -----    -------      -----    -------   -----
Balance at September 30, 1991        600,000  $  6  10,800,000  $ 1,080  $ 36,740  $ 12,709   $       -  $     -  $ 50,535
Reduction of common stock
  par value to $.01 per share              -     -           -     (972)      972          -          -        -         -

Effect of the merger with PDV        172,500     2   5,400,000       54       (47)         -        (39)    (137)     (167)

Sale of common stock
  pursuant to a public offering            -     -  17,151,000      172   241,567          -          -        -   241,739

Exchange of preferred stock
  for common stock                  (772,500)   (8)  5,150,000       51       (43)         -          -        -         -

Exercise of stock options
  and warrants                             -     -       4,500        -         4          -          -        -         4

Payments on stockholder notes              -     -           -        -         -          -          -       72        72

Purchases of treasury stock                -     -           -        -         -          -     (3,495)       -    (3,495)

Net loss of the Company                    -     -           -        -         -    (41,755)         -        -   (41,755)
                                     -------   ---  ----------   ------   -------    -------   --------   ------   -------
Balance at September 27, 1992              -     -  38,505,500      385   279,193    (29,046)    (3,534)     (65)  246,933

Exercise of stock options
  and warrants                             -     -   1,141,404       11     1,160          -          -        -     1,171

Payments on stockholder notes              -     -           -        -         -          -          -       65        65

Purchases of treasury stock                -     -           -        -         -          -    (10,929)       -   (10,929)

Net loss of the Company                    -     -           -        -         -    (98,108)         -        -   (98,108)
                                     -------   ---  ----------   ------   -------    -------   --------   ------   -------
Balance at October 3, 1993                 -     -  39,646,904      396   280,353   (127,154)   (14,463)       -   139,132

Exercise of stock options
  and warrants                             -     -     433,950        5       484          -          -        -       489

Net loss of the Company                    -     -           -        -         -    (39,570)         -        -   (39,570)
                                     -------   ---  ----------   ------   -------    -------   --------   ------   -------
Balance at October 2, 1994                 -  $  -  40,080,854  $   401  $280,837  $(166,724) $ (14,463) $     -  $100,051
                                     =======   ===  ==========   ======   =======    =======   ========   ======   =======






           See accompanying notes to consolidated financial statements.

                         FOODMAKER, INC. AND SUBSIDIARIES

                     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                    (Dollars in thousands, except per share data)


1.   ORGANIZATION

     Foodmaker, Inc. ("the Company") operates and franchises Jack In The Box restaurants and formerly operated Chi-Chi's Mexican restaurants ("Chi-Chi's") (See Note 3). The number of restaurants in operation at the end of each fiscal year follows:

                                              Jack In The Box        Chi-Chi's
                                           --------------------    ------------
                                           1994    1993    1992    1993    1992
                                           ----    ----    ----    ----    ----
        Operated by the Company . . . . .   810     725     720     207     181
        Operated by franchisees . . . . .   414     447     435      28      51
                                          -----   -----   -----    ----    ----
        System restaurants. . . . . . . . 1,224   1,172   1,155     235     232
                                          =====   =====   =====    ====    ====

2.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     Basis of presentation and fiscal year - The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All significant intercompany transactions are eliminated. Certain financial statement reclassifications have been made in prior years to conform to the 1994 presentation. The Company's fiscal year is 52-53 weeks ending the Sunday closest to September 30.

     Cash Equivalents, for the purposes of statement of cash flows, are considered to be all highly liquid investments with a maturity of three months or less when purchased.

     Inventories are valued at the lower of cost, which approximates FIFO, or market.

     Investments - The Company accounts for its 39% investment in Family Restaurants, Inc. ("FRI") using the equity method of accounting. The carrying value differs from the amount of the underlying equity in net assets of FRI by the $3,045 deferred gain resulting from the Company's sale of its former subsidiary to FRI.

     Trading area rights represent the amount allocated under purchase accounting to reflect the value of operating existing restaurants within their specific trading area and are amortized on a straight-line basis over the period of control of the property, not exceeding 40 years, and are retired when a restaurant is franchised or sold.

     Lease acquisition costs represent the acquired values of existing lease contracts having lower contractual rents than fair market rents and are amortized over the remaining lease term.

     Other assets are inclusive of deferred franchise contract costs representing the acquired value of franchise contracts, amortized over the term of the franchise agreement, usually 20 years; deferred finance costs amortized on the interest method over the terms of the respective loan agreements, from 7 to 14 years; and pre-opening costs, consisting primarily of employee training costs incurred before a restaurant opens, which are capitalized and amortized over a one-year period commencing the date a restaurant opens.

     Property at cost - Facilities leased under capital leases are stated at the present value of minimum lease payments at the beginning of the lease term, not to exceed fair value.

     Depreciation is provided on a straight-line basis based on the estimated useful lives of the buildings and equipment or over the lease term for certain capital leases (buildings 3% to 6 2/3% per year and restaurant and other equipment 3% to 33 1/3% per year).

                         FOODMAKER, INC. AND SUBSIDIARIES

                     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                    (Dollars in thousands, except per share data)
                                    (continued)

2.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

     Expenditures for new facilities and those which substantially increase the useful lives of the property are capitalized. Maintenance, repairs, and minor renewals are expensed as incurred. When properties are retired or otherwise disposed of, the related cost and accumulated depreciation are removed from the accounts and gains or losses on the dispositions are reflected in results of operations.

     Cost of business in excess of net assets at acquisition is amortized on a straight-line basis over 40 years. The Company assesses the recoverability of cost of business in excess of net assets at acquisition by determining whether the amortization of the balance over its remaining life can be recovered through projected undiscounted future cash flows. Based on these calculations, the Company has determined that there is no future impairment of this intangible asset at October 2, 1994, October 3, 1993 and September 27, 1992.

     Franchise operations - Franchise fee revenues are recognized when all material services have been performed by the Company. Expenses associated with the issuance of the franchise are charged to expense as incurred. Continuing fees from franchised restaurants, for which the Company is obligated to maintain its restaurant concepts, are recorded as income on an accrual basis. Gains on sales of restaurant businesses to franchisees, including trading area rights and equipment, are recorded as other revenues when the sales are consummated and certain other criteria are met.

     Income taxes - In February 1992, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. ("SFAS") 109, "Accounting for Income Taxes". SFAS 109 requires a change from the deferred method of accounting for income taxes of APB Opinion 11 to the asset and liability method of accounting for income taxes. Under the asset and liability method of SFAS 109, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Under SFAS 109, the effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. Effective September 28, 1992, the Company adopted SFAS 109 and has reported the cumulative effect of this change in the 1993 consolidated statement of operations.

     Pursuant to the deferred method under APB Opinion 11, which was applied in 1992 and prior years, deferred income taxes are recognized for income and expense items that are reported in different years for financial reporting purposes and income tax purposes using the tax rate applicable in the year of the calculation. Under the deferred method, deferred taxes are not adjusted for subsequent changes in tax rates.

3.   FAMILY RESTAURANTS, INC.

     On January 27, 1994, Foodmaker, Apollo Advisors, L.P. ("Apollo") and Green Equity Investors, L.P. ("GEI"), whose general partner is Leonard Green & Partners, (collectively, the "Investors"), acquired Restaurant Enterprises Group, Inc. ("REGI"), a company that owns, operates and franchises various restaurant chains including El Torito, Carrows and Coco's. Contemporaneously, REGI changed its name to Family Restaurants, Inc. ("FRI"). Concurrently, Foodmaker contributed its entire Chi-Chi's Mexican restaurant chain to FRI in exchange for a 39% equity interest in FRI, valued at $62 million, a five-year warrant to acquire 111,111 additional shares at $240 per share, which would increase its equity interest to 45%, and approximately $173 million in cash ($208 million less the face amount of Chi-Chi's debt assumed, aggregating approximately $35 million). Apollo and GEI, respectively, contributed $62 million and $29 million in cash and hold approximate 39% and 18% equity positions in FRI. Management of FRI invested $2.5 million in

                         FOODMAKER, INC. AND SUBSIDIARIES

                     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                    (Dollars in thousands, except per share data)
                                    (continued)

3.   FAMILY RESTAURANTS, INC. (continued)

     cash and notes and holds an approximate 4% equity position. The net cash received was used by Foodmaker to repay all of the debt outstanding under its then existing bank credit facility, which has been terminated, and to reduce other debt, to the extent permitted by the Company's financing agreements, and to provide funds for capital expenditures and general corporate purposes. The Company does not anticipate receiving dividends on its FRI common stock in the foreseeable future. The payment of dividends is restricted by FRI's public debt instruments.

     Summarized FRI financial information for the eight months from the date of the acquisition through and as of September 25, 1994, the end of its third quarter, follows:

        Balance sheet data:                     Statement of operations data:
          Current assets . . . . . $  44,133      Sales . . . . . .  $778,592
          Current liabilities. . .   201,316      Gross profit. . .    70,984
          Total assets . . . . . .   873,942      Loss before extraordinary
          Stockholders' equity . .   151,213        item. . . . . .    (8,336)
                                                  Net loss. . . . .    (5,395)

     As a result of recent publicity regarding the nutritional value of Mexican food, and resulting sales declines, FRI's management is evaluating the future prospects for its Mexican Restaurant Division and the recoverability of certain long-lived intangible assets based on consumer reaction to new marketing programs.

4.   LONG-TERM DEBT

     In 1992, the Company completed a recapitalization plan which increased stockholders' equity, reduced indebtedness and interest expense, and improved the Company's operating and financial flexibility. The plan included the sale of common stock for approximately $257 million and the issuance of new lower interest rate debt of $300 million, the net proceeds of which were used to retire approximately 94%, 86% and 40%, respectively, of the Company's 12 3/4% senior notes, 141/4% senior subordinated notes and subordinated debentures, and contributed to the Company's increased cash position. The Company incurred an extraordinary loss of $79.6 million on the early extinguishment of debt consisting of premiums, consent payments and associated other costs, less currently recognizable income tax benefits of $15.9 million.

     In early January 1994, the Company entered into financing lease arrangements with two limited partnerships, (the "Partnerships"), in which estates for years relating to 42 existing and approximately 34 to-be-constructed restaurants were sold. The acquisition of the properties, including costs and expenses, was funded through the issuance by a special purpose corporation acting as agent for the Partnerships of $70 million senior secured notes, interest payable semi-annually, and due in two equal installments of principal on January 1, 2003 and November 1, 2003. The Company is required semi-annually through 2002 to make payments to a trustee of approximately $3.4 million and special payments of approximately $.7 million, which effectively cover interest and sinking fund requirements, respectively, on the notes. Immediately prior to the principal payment dates, the Company must make rejectable offers to reacquire 50% of the properties at each date at a price which is sufficient, in conjunction with previous sinking fund deposits, to retire the notes. If the Partnerships reject the offers, the Company may purchase the properties at less than fair market value or cause the Partnerships to fund the remaining principal payments on the notes and, at the Company's option, cause the Partnerships to acquire the Company's residual interest in the properties. If the Partnerships are allowed to retain the estates for years, the Company has available options to extend the leases for total terms of up to 35 years, at which time the ownership of the property will revert to the Company. The transactions are reflected as financings with the properties remaining in the Company's financial statements. As a result of the foregoing transaction, at October 2, 1994, the Company had approximately $3.7 million in construction funds available for new restaurants, which was classified in other assets.

                         FOODMAKER, INC. AND SUBSIDIARIES

                     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                    (Dollars in thousands, except per share data)
                                    (continued)

4.   LONG-TERM DEBT (continued)

                                                                                  October 2,      October 3,
                                                                                     1994            1993
                                                                                  ----------      ----------
     The detail of long-term debt follows:
      Bank loans, variable interest rates
       based on established market indicators
       which approximate 1 1/2% or less over prime. . . . . . . . . . . . .        $      -         $107,000
      Senior notes, 9 1/4% interest, due March 1, 1999,
       redeemable beginning March 1, 1997 . . . . . . . . . . . . . . . . .         175,000          175,000
      Senior subordinated notes, 9 3/4% interest, due June 1, 2002,
       redeemable beginning June 1, 1997. . . . . . . . . . . . . . . . . .         125,000          125,000
      Senior notes, 12 3/4% interest, due July 1, 1996. . . . . . . . . . .           7,043            7,043
      Senior notes, 13 1/2% interest, repaid in full September 30, 1994 . .               -           23,283
      Senior subordinated notes, 14 1/4% interest,
       due May 15, 1998, redeemable beginning May 15, 1993. . . . . . . . .          42,843           42,843
      Financing lease obligations, net of discounts of
       $3,295 reflecting a 10.3% effective interest rate,
       semi-annual payments of $3,400 and $700 to cover
       interest and sinking fund requirements, respectively,
       due in equal installments January 1, 2003 and
       November 1, 2003 . . . . . . . . . . . . . . . . . . . . . . . . . .          66,705                -
      Subordinated debentures, net of discount of $10,413 in 1993 to record obligation at 15% effective interest rate,
       due October 2009, assumed by FRI in the sale of Chi-Chi's. . . . . .               -           19,268
      Secured notes, 11 1/2% interest, due in monthly
       installments through May 1, 2005 . . . . . . . . . . . . . . . . . .          10,489           10,965
      Secured notes, 9 1/2% interest, due in monthly
       installments through August 1, 2017. . . . . . . . . . . . . . . . .           8,692            8,794
      Capitalized lease obligations, 11% average
       interest rate. . . . . . . . . . . . . . . . . . . . . . . . . . . .          11,213           10,576
      Other notes, principally unsecured,
       10% average interest rate. . . . . . . . . . . . . . . . . . . . . .           2,183            3,851
                                                                                    -------          -------
                                                                                    449,168          533,623
      Less current portion. . . . . . . . . . . . . . . . . . . . . . . . .          (1,346)         (33,163)
                                                                                    -------          -------
                                                                                   $447,822         $500,460
                                                                                    =======          =======

     The secured notes, bank loans and senior notes are secured by substantially all the Company's real and personal property.

     The Company is subject to a number of covenants under its various credit agreements including limits on additional borrowing, capital expenditures, lease commitments and dividend payments, requirements to maintain various financial ratios, and to meet certain requirements regarding maximum leverage and minimum fixed charges, cash flows, interest coverage and net worth.

                         FOODMAKER, INC. AND SUBSIDIARIES

                     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                    (Dollars in thousands, except per share data)
                                    (continued)

4.   LONG-TERM DEBT (continued)

     In conjunction with the sale of Chi-Chi's in January 1994, the Company repaid all of the bank loans then outstanding and cancelled its former bank credit agreement. On July 26, 1994, the Company entered into a new revolving bank credit agreement, expiring July 26, 1997, which provides for a credit facility of up to $52.5 million, including letters of credit for the account of the Company in an aggregate amount of up to $25 million. The revolving bank loans require the payment of a commitment fee of 1/2% per year of the unused credit line.

     Aggregate maturities and sinking fund requirements on all long-term debt are $8,372, $1,798, $44,281 and $176,557 for the years 1996 through 1999, respectively.

     The amount of interest cost capitalized during the construction period of restaurants was $727, $255, and $731 in 1994, 1993 and 1992, respectively.

5.   DISCLOSURES ABOUT THE FAIR VALUE OF FINANCIAL INSTRUMENTS

     The carrying amount of cash and cash equivalents, trade receivables, trade accounts payable, accrued expenses and notes payable to banks approximate fair values.

     The fair values of each of the Company's long-term debt instruments are based on quoted market values, where available, or on the amount of future cash flows associated with each instrument discounted using the Company's current borrowing rate for similar debt instruments of comparable maturity. The carrying value and the estimated fair value of the Company's long-term debt at October 2, 1994 are $437,955 and $414,267, respectively.

     Fair value estimates are made at a specific point in time, based on relevant market information and information about the financial instrument. These estimates are subjective in nature and involve uncertainties and matters of significant judgement and therefore cannot be determined with precision. Changes in assumptions could significantly affect the estimates.

     The Company does not maintain investments or commitments for which the application of SFAS 119, "Disclosure about Derivative Financial Instruments and Fair Value of Financial Instruments," would cause a material effect.

6.   LEASES

     As Lessee - The Company leases restaurant and other facilities under leases having terms expiring at various dates through 2039. The leases generally have renewal clauses of 5 to 20 years exercisable at the option of the Company and in some instances have provisions for contingent rentals based upon a percentage of revenues, as defined. Total rent expense for all operating leases was $77,296, $87,845 and $77,940 including contingent rentals of $3,486, $3,875 and $4,320 in 1994, 1993 and 1992, respectively.

                         FOODMAKER, INC. AND SUBSIDIARIES

                     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                    (Dollars in thousands, except per share data)
                                    (continued)

6.   LEASES (continued)

     Future minimum lease payments under capital and operating leases are as follows:

                                                   Capital         Operating
                                                    leases          leases
                                                    ------          -------
        1995 . . . . . . . . . . . . . . .         $ 1,750         $ 60,529
        1996 . . . . . . . . . . . . . . .           1,750           59,746
        1997 . . . . . . . . . . . . . . .           1,697           57,622
        1998 . . . . . . . . . . . . . . .           1,625           54,543
        1999 . . . . . . . . . . . . . . .           1,547           51,302
        Thereafter . . . . . . . . . . . .          18,481          420,041
                                                    ------          -------
        Total minimum lease payments . . .          26,850         $703,783
                                                                    =======
        Less amount representing interest.          15,637
                                                    ------

        Present value of obligations
         under capital leases. . . . . . .          11,213
        Less current portion . . . . . . .             485
                                                    ------

        Long-term capital lease obligation         $10,728
                                                    ======

     Building assets recorded under capital leases were $10,464 and $8,865, net of accumulated depreciation of $2,420 and $4,022, as of October 2, 1994 and October 3, 1993, respectively.

     As Lessor - The Company leases or subleases restaurants to certain franchisees and others under agreements which generally provide for the payment of percentage rentals in excess of stipulated minimum rentals, usually for a period of 20 years. Total rental revenue was $21,911, $26,318 and $23,629, including contingent rentals of $4,979, $8,880 and $7,097 in 1994, 1993 and 1992, respectively. The minimum rents receivable under these non-cancelable leases are as follows:

                                                   Sales-type      Operating
                                                     leases         leases
                                                    ---------      ---------
        1995 . . . . . . . . . . . . . . .           $  44         $ 17,382
        1996 . . . . . . . . . . . . . . .              44           16,961
        1997 . . . . . . . . . . . . . . .              44           16,612
        1998 . . . . . . . . . . . . . . .              44           15,955
        1999 . . . . . . . . . . . . . . .              45           15,820
        Thereafter . . . . . . . . . . . .             299          135,038
                                                       ---          -------
        Total minimum future rentals . . .             520         $217,768
                                                                    =======
        Less amount representing interest.             226
                                                       ---

        Net investment (included
        in other assets) . . . . . . . . .           $ 294
                                                       ===

     Land and building assets held for lease were $76,051 and $86,096, net of accumulated depreciation of $14,664 and $13,041, as of October 2, 1994 and October 3, 1993, respectively.

                         FOODMAKER, INC. AND SUBSIDIARIES

                     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                    (Dollars in thousands, except per share data)
                                    (continued)

7.   INCOME TAXES

     The Company adopted SFAS 109 as of September 28, 1992. The $43,804 cumulative effect at that date of this change in accounting for income taxes is reported separately in the 1993 consolidated statement of operations. Prior years' financial statements have not been restated to apply the provisions of SFAS 109 and the pro forma effects on prior years' financial statements have not been included because such effects cannot be reasonably estimated.

     The provision for income taxes consists of the following:


                                     Fifty-two     Fifty-three      Fifty-two
                                    weeks ended    weeks ended     weeks ended
                                     October 2,     October 3,    September 27,
                                        1994           1993            1992
                                      ---------     ----------      ----------
       Federal - current. . . . . . .  $   (624)       $      -        $    593
               - deferred . . . . . .     3,236         (21,252)         (3,087)
       State   - current. . . . . . .       478           1,834           3,803
               - deferred . . . . . .    (1,858)         (2,653)           (404)
                                         -------         -------         -------
       Subtotal . . . . . . . . . . .     1,232         (22,071)            905

       Income tax benefit of
        extraordinary item. . . . . .    (1,778)              -         (15,913)
                                        -------         -------         -------

       Income taxes (benefit) . . . .  $  3,010        $(22,071)       $ 16,818
                                        =======         =======         =======


     A reconciliation of income taxes with the amounts computed at the statutory federal rates of 35% in 1994 and 1993 and 34% in 1992 follows:

                                     Fifty-two     Fifty-three      Fifty-two
                                    weeks ended    weeks ended     weeks ended
                                     October 2,     October 3,    September 27,
                                        1994           1993            1992
                                      ---------     ----------      ----------

       Computed at federal
        statutory rates . . . . . . .  $(11,640)       $(23,170)       $ 13,163
       State income taxes (benefits),
        net of federal tax benefits .      (897)           (410)          3,239
       Amortization of intangibles. .       327           1,088           2,220
       Tax basis differences relating
        to business combinations. . .         -               -             571
       Targeted jobs credit wages . .      (742)           (585)            914
       Utilization of general
        business credits. . . . . . .         -               -          (3,035)
       Addition to valuation allowance   18,520             537               -
       Gain on sale of subsidiary . .    (1,988)              -               -
       Other, net . . . . . . . . . .      (570)            469            (254)
                                        -------         -------         -------
                                       $  3,010        $(22,071)       $ 16,818
                                        =======         =======         =======

                         FOODMAKER, INC. AND SUBSIDIARIES

                     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                    (Dollars in thousands, except per share data)
                                    (continued)

7.   INCOME TAXES (continued)

     The tax effects of temporary differences that give rise to significant portions of deferred tax assets and deferred tax liabilities are presented below:
                                                           October 2, October 3,
                                                              1994        1993
                                                           ---------   ---------
        Deferred tax assets:
          Tax loss carryforwards and tax credits . . . . . $ 29,455    $ 34,312
          Insurance reserves . . . . . . . . . . . . . . .   14,242      16,230
          Accrued pension and postretirement benefits. . .    9,649       9,193
          Accrued vacation pay expense . . . . . . . . . .    5,767       5,298
          Other reserves and allowances. . . . . . . . . .    7,308       5,656
          Deferred income. . . . . . . . . . . . . . . . .    4,190       4,444
          Investment in subsidiary . . . . . . . . . . . .    3,140           -
          Other, net . . . . . . . . . . . . . . . . . . .    1,511       3,494
                                                             ------      ------
           Total gross deferred tax assets . . . . . . . .   75,262      78,627
          Less valuation allowance . . . . . . . . . . . .  (23,227)     (5,122)
                                                             ------      ------
           Net deferred tax assets . . . . . . . . . . . .   52,035      73,505
                                                             ------      ------

        Deferred tax liabilities:
         Property and equipment, principally due to
          differences in depreciation. . . . . . . . . . .   40,960      67,468
         Intangible assets . . . . . . . . . . . . . . . .   15,539      17,183
         Unamortized bond discount . . . . . . . . . . . .        -       4,328
         Other, net. . . . . . . . . . . . . . . . . . . .      598       1,715
                                                             ------      ------
          Total gross deferred liabilities . . . . . . . .   57,097      90,694
                                                             ------      ------

          Net deferred tax liability . . . . . . . . . . . $  5,062    $ 17,189
                                                             ======      ======

     The valuation allowance of $23,227 as of October 2, 1994 represents deferred tax assets that may not be realized by the reversal of future taxable temporary differences. In fiscal 1994, the Company recognized an increase in the valuation allowance of $18,520 related to the reduction of deferred tax liabilities resulting from the sale of Chi-Chi's, the investment in Family Restaurants, Inc. and the SFAS 106 pension accrual.

     At October 2, 1994, the Company had federal tax net operating loss carryforwards of approximately $27,328 which expire in 2009, and general business credit carryforwards of approximately $9,302, which expire in 2001 through 2009. The Company has an alternative minimum tax credit carryforward of approximately $8,948. The alternative minimum tax credit carryforward has no expiration date; however, it may only be utilized to reduce any regular tax liability the Company may have in the future.

8.   CONTINGENT LIABILITIES

     Various claims and legal proceedings are pending against the Company in various state and federal courts; many of those proceedings are in the states of California, Washington, Nevada and Idaho and in Federal Court, Western District of Washington at Seattle seeking monetary damages and other relief relating to the outbreak of food-borne illness ("the Outbreak") attributed to hamburgers served at Jack In The Box restaurants. The Company, in consultation with its insurance carriers and attorneys, does not anticipate that the total liability on all such lawsuits and claims will exceed the coverage available under its applicable insurance policies.

                         FOODMAKER, INC. AND SUBSIDIARIES

                     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                    (Dollars in thousands, except per share data)
                                    (continued)

8.   CONTINGENT LIABILITIES (continued)

     Actions were filed on July 2, 1993, in the Superior Court of California, County of San Diego, by certain of the Company's franchisees against the Company, The Vons Companies, Inc., ("Vons") and other suppliers (Syed Ahmad, et al, versus Foodmaker, Inc., et al), claiming damages from reduced sales and profits due to the Outbreak. After extensive negotiations, settlements were reached with all but one of its franchisees. During 1993, the Company provided approximately $44.5 million to cover the settlements and associated costs, including a then anticipated settlement with the remaining franchisee. On January 14, 1994, the non-settling Franchisee filed two substantially identical suits against the Company and The Vons Companies in Superior Court of California, County of San Diego and in Federal Court, Southern District of California (Ira Fischbein, et al versus Foodmaker, Inc., et al) claiming damages from reduced sales, lost profits and reduced value of the franchise due to the Outbreak. The Company has engaged legal counsel and is vigorously defending the action in Federal Court. The suit in Superior Court has been voluntarily dismissed. The Company and the franchisee are actively engaged in settlement discussions.

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

                         FOODMAKER, INC. AND SUBSIDIARIES

                     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                    (Dollars in thousands, except per share data)
                                    (continued)

9.   RETIREMENT, SAVINGS AND BONUS PLANS

     The Company has non-contributory pension plans covering substantially all salaried and hourly employees meeting certain eligibility requirements. These plans are subject to modification at any time. The plans provide retirement benefits based on years of service and compensation. It is the Company's practice to fund retirement costs as necessary.

     The following items are the components of the net defined benefit pension expense:

                                            Fifty-two  Fifty-three   Fifty-two
                                           weeks ended weeks ended  weeks ended
                                            October 2,  October 3, September 27,
                                               1994        1993         1992
                                            ---------- ----------- -------------
        Present value of benefits earned
         during the year. . . . . . . . . .  $ 2,456     $ 2,075     $ 1,641
        Interest cost on projected benefit
         obligations. . . . . . . . . . . .    2,961       2,530       2,235
        Actual return on plan assets. . . .     (538)       (300)       (900)
        Net amortization. . . . . . . . . .     (908)     (1,203)       (134)
                                               -----       -----       -----
        Net pension expense for the period.  $ 3,971     $ 3,102     $ 2,842
                                               =====       =====       =====

     The funded status of the plans is as follows:

                                                            October 2, 1994              October 3, 1993
                                                       --------------------------    --------------------------
                                                       Qualified    Non-qualified    Qualified    Non-qualified
                                                         plans           plan          plans          plan
                                                        ------         --------       ------        --------
        Actuarial present value of benefit obligations:
         Vested benefits . . . . . . . . . . . . .     $(22,871)       $(4,178)      $(20,146)      $(3,349)
         Nonvested benefits. . . . . . . . . . . .       (3,166)        (1,169)        (3,837)       (2,036)
                                                         ------          -----         ------         -----
        Accumulated benefit obligation . . . . . .      (26,037)        (5,347)       (23,983)       (5,385)
        Effect of future salary increases. . . . .       (6,147)        (3,773)        (7,164)       (2,003)
                                                         ------          -----         ------         -----
        Projected benefit obligation . . . . . . .      (32,184)        (9,120)       (31,147)       (7,388)
        Plan assets at fair value. . . . . . . . .       26,583              -         23,112             -
                                                         ------          -----         ------         -----
        Projected benefit obligations in
         excess of plan assets . . . . . . . . . .       (5,601)        (9,120)        (8,035)       (7,388)
        Unrecognized prior service cost. . . . . .          267          3,203            380         1,997
        Unrecognized net transition obligation . .           63            193             58           220
        Unrecognized net (gain) loss . . . . . . .        2,158          1,534          3,991         2,143
                                                         ------          -----         ------         -----
        Pension liability. . . . . . . . . . . . .     $ (3,113)       $(4,190)      $ (3,606)      $(3,028)
                                                         ======          =====         ======         =====
     In determining the above information for each period, the Company's actuaries assumed the following:

                                                            October 2, 1994              October 3, 1993
                                                       --------------------------    --------------------------
                                                       Qualified    Non-qualified    Qualified    Non-qualified
                                                         plans           plan          plans          plan
                                                        ------         --------       ------        --------
        Discount rate. . . . . . . . . . . . . . .        8.25%          7.25%          7.75%         7.25%
        Rate of increase in compensation levels. .        5.50%          5.00%          5.50%         6.50%
        Long-term rate of return on assets . . . .        8.00%            N/A          8.00%           N/A

     Assets of the qualified plans consist primarily of listed stocks and bonds.

                         FOODMAKER, INC. AND SUBSIDIARIES

                     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                    (Dollars in thousands, except per share data)
                                    (continued)

9.   RETIREMENT, SAVINGS AND BONUS PLANS (continued)

     The Company maintains savings plans which are organized under Section 401(k) of the Internal Revenue Code, which allow non-executive administrative and clerical employees who have completed at least one year of service or reached age 21, whichever is later, to defer up to 12% of their pay on a pre-tax basis. The Company contributes an amount equal to 50% of the first 4% of compensation that is deferred by the participant. The Company also maintains an unfunded, non-qualified deferred compensation plan, which was created in 1990 for key executives and other members of management. This plan allows participants to defer up to 15% of their salary on a pre-tax basis. The Company contributes an amount equal to 100% of the first 3% contributed by the employee. In each plan, a participant's right to Company contributions vests at a rate of 25% per year of service. The Company's savings plans contributions were $1,081, $1,162 and $1,209 in 1994, 1993 and 1992, respectively. The Company's non-qualified deferred compensation plan contributions were $285, $376 and $362 in 1994, 1993 and 1992, respectively.

     The Company maintains a bonus plan which allows certain officers of the Company to earn annual cash bonuses based upon achievement of certain financial and performance goals approved by the compensation committee of the Company's board of directors. Under this plan, $1,673 was expensed in 1992.

10.  POSTRETIREMENT BENEFIT PLAN

     The Company sponsors a health care plan that provides postretirement medical benefits for employees who meet minimum age and service requirements. The plan is contributory, with retiree contributions adjusted annually, and contains other cost-sharing features such as deductibles and coinsurance. The Company's policy is to fund the cost of medical benefits in amounts determined at the discretion of management.

     The Company adopted SFAS 106, "Employers' Accounting for Postretirement Benefits Other Than Pensions," as of September 28, 1992. The effect of SFAS 106 on the net periodic postretirement benefit cost for 1994 and 1993 was $1,533 and $1,532, respectively. The cumulative effect on prior years of adopting SFAS 106 was $10,176. Prior years have not been restated and the pro forma effects on prior years' financial statements have not been included because such effects cannot be reasonably estimated.

     The plan's funded status reconciled with amounts recognized in the Company's consolidated balance sheet is as follows:
                                                           October 2, October 3,
                                                              1994        1993
                                                           ---------   ---------
        Accumulated postretirement benefit obligation:
          Retirees . . . . . . . . . . . . . . . . . . . . $ (1,036)   $ (1,008)
          Fully eligible active plan participants. . . . .   (2,171)     (1,686)
          Other active plan participants . . . . . . . . .   (7,209)     (7,882)
                                                             ------      ------
                                                            (10,416)    (10,576)
        Plan assets at fair value. . . . . . . . . . . . .        -           -
                                                             ------      ------
        Accumulated postretirement benefit
         obligation in excess of plan assets . . . . . . .  (10,416)    (10,576)
        Unrecognized prior service cost. . . . . . . . . .        -           -
        Unrecognized net gain. . . . . . . . . . . . . . .   (2,825)     (1,132)
                                                             ------      ------
        Accrued postretirement benefit cost
         included in other liabilities . . . . . . . . . . $(13,241)   $(11,708)
                                                             ======      ======

     The following items are the components of the net periodic postretirement benefit cost:

        Service cost . . . . . . . . . . . . . . . . . . . $    770    $    743
        Interest cost. . . . . . . . . . . . . . . . . . .      763         789
        Actual return on plan assets . . . . . . . . . . .        -           -
        Recognition of transition obligation . . . . . . .        -      10,176
        Net amortization and deferral. . . . . . . . . . .        -           -
                                                             ------      ------
        Net periodic postretirement benefit cost . . . . . $  1,533    $ 11,708
                                                             ======      ======

                         FOODMAKER, INC. AND SUBSIDIARIES

                     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                    (Dollars in thousands, except per share data)
                                    (continued)

10.  POSTRETIREMENT BENEFIT PLAN (continued)

     In determining the above information, the Company's actuaries assumed discount rates of 8.25% and 7.25% as of October 2, 1994 and October 3, 1993, respectively.

     For measurement purposes, an 11% annual rate of increase in the per capita cost of covered benefits (i.e., health care cost trend rate) was assumed for 1994 for plan participants under age 65; the rate was assumed to decrease 1/2% per year to 5% by the year 2006 and remain at that level thereafter. For plan participants age 65 years or older, a 9% annual health care cost trend rate was assumed for 1994; the rate was assumed to decrease 1/2% per year to 4% by the year 2004. The health care cost trend rate assumption has a significant effect on the amounts reported. For example, increasing the assumed health care cost trend rates by one percentage point in each year would increase the accumulated postretirement benefit obligation as of October 2, 1994 by $2,300, or 22%, and the aggregate of the service and interest cost components of net periodic postretirement benefit cost for the year ended October 2, 1994 by $450 or 29%.

11.  FRANCHISE ARRANGEMENTS

     Franchise arrangements generally provide for initial license fees of approximately $25 per restaurant and continuing payments to the Company based on a percentage of sales. Among other things, the franchisee is provided the use of land and building, generally for a period of 20 years, and is required to pay negotiated rent, property taxes, insurance and maintenance. Included in other revenues is $358, $2,231 and $7,905 for the Company in 1994, 1993 and 1992, respectively, representing gains on sales of restaurant businesses to franchisees.

12.  RELATED PARTY TRANSACTIONS

     The Company provides distribution services to a portion of FRI's Mexican restaurants, principally those operated under the Chi-Chi's name. Distribution sales to those restaurants subsequent to January 27, 1994, the date the Company sold Chi-Chi's and acquired its 39% interest in FRI, aggregated $63,702. In relation to the distribution sales, the Company had accounts receivable of $3,166 due from Chi-Chi's at October 2, 1994.

     Gibbons, Goodwin, van Amerongen ("GGvA"), successor to Gibbons, Green, van Amerongen, general partners in the limited partnerships which own approximately 46% of the Company's outstanding common stock, were paid a fee of $900, $827 and $900 in 1994, 1993 and 1992, respectively, under an agreement expiring December 1994, whereby GGvA provides certain management services to the Company.

13.  STOCKHOLDERS' EQUITY

     In March 1992, PDV Holding, Inc. ("PDV"), the Company's former parent company, merged into Foodmaker (the "Merger"). In the Merger, 16,200,000 shares of Foodmaker common stock were issued for 10,800,000 shares of PDV common stock, and 772,500 shares of Foodmaker preferred stock, $100 liquidation value, were issued for 600,000 shares of PDV preferred stock. In May 1992, the preferred stock was exchanged (the "Exchange") for
     5,150,000 shares of Foodmaker common stock.   In conjunction with the
     Merger, the Company's authorized stock was increased to 75,000,000 common shares, par value $.01 per share (decreased from $.10) and 15,000,000 preferred shares, par value $.01 per share. During March 1992, the Company sold 17,151,000 shares of common stock resulting in net proceeds of approximately $242 million.

     In conjunction with the December 1988 acquisition of the Company, warrants for the purchase of 1,584,573 shares of common stock were issued and are exercisable at $.93 per share, as adjusted for the Merger. As of October 2, 1994, warrants for 1,359,531 shares had been exercised.

     At October 2, 1994, the Company had 4,697,427 shares of common stock reserved for issuance upon the exercise of stock options and 225,042 shares reserved for issuance upon exercise of warrants.

                         FOODMAKER, INC. AND SUBSIDIARIES

                     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                    (Dollars in thousands, except per share data)
                                    (continued)

14.  STOCK OPTIONS

     In January 1992, the Company adopted the 1992 Employee Stock Incentive Plan (the "1992 Plan") and, as part of the Merger, assumed outstanding options to employees under PDV's 1990 Stock Option Plan and assumed contractually the options to purchase 42,750 shares of common stock granted to two non-employee directors of the Company. The purpose of the 1992 Plan is to enable the Company and its subsidiaries to attract, retain and motivate key officers, directors and employees by providing for or increasing the proprietary interests of such persons to work toward the future financial success of the Company. Under the 1992 Plan, employees are eligible to receive stock options, restricted stock and other various stock-based awards. Subject to certain adjustments, up to a maximum of 1,875,000 shares of common stock may be sold or issued under the 1992 Plan. No awards shall be granted after January 16, 2002, although common stock may be issued thereafter, pursuant to awards granted prior to such date.

     In August 1993, the Company adopted the 1993 Stock Option Plan (the "1993 Plan"). The purpose of the 1993 Plan is to enable the Company and its subsidiaries to attract, retain and motivate non-officer employees by providing for or increasing the proprietary interests of such persons to work toward the future financial success of the Company. Under the 1993 Plan, employees who do not participate in the 1992 Plan are eligible to receive annually stock options with an aggregate exercise price equivalent to a maximum of 10 percent of their eligible earnings. Subject to certain adjustments, up to a maximum of 3,000,000 shares of common stock may be sold or issued under the 1993 Plan. No awards shall be granted after December 11, 2003, although common stock may be issued thereafter, pursuant to awards granted prior to such date.

     The terms and conditions of the stock-based awards under both plans are determined by a committee of the board of directors on each award date and may include provisions for the exercise price, expiration, vesting, restriction on sales and forfeiture, as applicable. Options granted under the plans have terms not exceeding 11 years and provide for an option exercise price no less than 100% of the fair market value of the common stock on the day the option was granted.


     The following is a summary of stock option activity for the three fiscal years ended October 2, 1994:

                                                                Option price
                                                       Shares     per share
                                                      -------   ------------
        Balance at September 30, 1991 . . . . .       345,855  $   .96-1.13
          Granted . . . . . . . . . . . . . . .     1,082,885    1.13-10.00
          Exercised . . . . . . . . . . . . . .        (4,350)     .96-1.13
          Cancelled . . . . . . . . . . . . . .        (4,500)   1.13-10.00
                                                    ---------
        Balance at September 27, 1992 . . . . .     1,419,890     .96-10.00
          Granted . . . . . . . . . . . . . . .       547,334   10.13-13.38
          Exercised . . . . . . . . . . . . . .      (100,923)    .96-10.00
          Cancelled . . . . . . . . . . . . . .       (10,690)   1.13-11.00
                                                    ---------
        Balance at October 3, 1993. . . . . . .     1,855,611     .96-13.38
          Granted . . . . . . . . . . . . . . .       323,000    5.88-10.13
          Exercised . . . . . . . . . . . . . .      (115,050)     .96-1.13
          Cancelled . . . . . . . . . . . . . .      (252,970)   5.88-13.38
                                                    ---------
        Balance at October 2, 1994. . . . . . .     1,810,591     .96-12.25
                                                    =========
     Stock options for the purchase of 1,288,661 shares are exercisable at October 2, 1994.

                         FOODMAKER, INC. AND SUBSIDIARIES

                     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                    (Dollars in thousands, except per share data)
                                    (continued)

15.  AVERAGE SHARES OUTSTANDING

     Earnings per share for 1994, 1993 and 1992 are based on the weighted average number of shares outstanding during the year, determined as follows:

                                                              October 2,      October 3,     September 27,
                                                                 1994            1993            1992
                                                              ----------      ----------     ------------
        Shares outstanding, beginning of fiscal year. . .     38,234,250      38,148,946      21,350,000
        Effect of common stock issued . . . . . . . . . .        296,797         913,570       9,335,182
        Effect of common stock reacquired . . . . . . . .              -      (1,027,008)        (34,881)
        Assumed additional shares issued upon
         exercise of stock options and warrants,
         net of shares reacquired at the average
         market price . . . . . . . . . . . . . . . . . .              -         450,819       1,927,001
                                                              ----------      ----------      ----------
        Weighted average shares outstanding . . . . . . .     38,531,047      38,486,327      32,577,302
                                                              ==========      ==========      ==========

     In computing weighted average shares outstanding, all shares issued pursuant to the Merger and the Exchange were considered to be outstanding for all periods presented. Common equivalent shares for stock options and warrants issued prior to the initial public offering were considered to be outstanding for all periods presented in order to comply with requirements of the Securities and Exchange Commission.

16.  QUARTERLY RESULTS OF OPERATIONS (Unaudited)

                                 16 weeks ended                    12 weeks ended                 13 weeks ended
                                 --------------         ----------------------------------        --------------
                                  Jan. 17, 1993         Apr. 11, 1993         Jul. 4, 1993          Oct. 3, 1993
                                 --------------         -------------         ------------          ------------
     Revenues                         $403,333              $244,913             $280,241              $312,240
     Gross profit (loss)                70,760                13,420               (6,338)               37,967
     Earnings (loss) before
      cumulative effect of changes
      in accounting principles          11,499               (22,175)             (30,779)               (2,673)
     Net loss                          (42,481)              (22,175)             (30,779)               (2,673)
     Earnings (loss) per share before
      cumulative effect of changes
      in accounting principles             .29                  (.58)                (.81)                 (.07)
     Net loss per share                  (1.09)                 (.58)                (.81)                 (.07)
                                16 weeks ended                              12 weeks ended
                                --------------          --------------------------------------------------------
                                 Jan. 23, 1994          Apr. 17, 1994        Jul. 10, 1994          Oct. 2, 1994
                                 --------------         -------------         ------------          ------------
     Revenues                         $381,574              $218,706             $225,822              $227,224
     Gross profit                       43,602                24,574               27,988                28,651
     Loss before extraordinary item     (4,399)              (22,913)              (3,434)               (5,522)
     Net loss                           (4,399)              (25,651)              (3,434)               (6,086)
     Loss per share before
      extraordinary item                  (.11)                 (.59)                (.09)                 (.14)
     Net loss per share                   (.11)                 (.67)                (.09)                 (.16)

     Considering the sale of Chi-Chi's combined with the Company's recent losses, the rules under SFAS 109 required the Company to provide a non-cash valuation allowance for previously recognized tax benefits resulting in an adjustment to the tax provision for the second quarter of 1994 of $13.7 million or approximately 36 cents a share. This increase in the tax provision increased the second quarter loss before extraordinary item to $22.9 million, or 59 cents a share, from a loss of $9.2 million or 24 cents a share, as previously reported. The net loss is therefore also increased to $25.7 million, or 67 cents a share, from a loss of $11.9 million, or 31 cents a share, as previously reported.

                         FOODMAKER, INC. AND SUBSIDIARIES

                     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                    (Dollars in thousands, except per share data)
                                    (continued)

17.  SELECTED PRO FORMA FINANCIAL DATA (Unaudited)

     The following selected pro forma statement of operations for the 52 weeks ended October 2, 1994 give effect to the following transactions and events as if they had occured as of the beginning of the period presented: (i) the acquisition by the Company of a 39% equity interest in FRI, valued at $62 million; (ii) the concurrent contribution by the Company of its entire Chi-Chi's Mexican restaurant chain to FRI for the above equity interest and approximately $173 million in cash ($208 million less the face amount of Chi-Chi's debt assumed); and (iii) the utilization of cash to repay all of the debt outstanding under the Company's then existing bank credit facility, which has since been terminated, with the balance of cash available for capital expenditures and general corporate purposes.

     The pro forma financial data presented herein do not purport to represent what the Company's results of operations would have been had such transactions in fact occurred at the beginning of the period or to project the Company's results of operations in any future period.


                                                                                    Pro forma        As
                                                                       Actual      adjustments    adjusted
                                                                     --------      -----------    --------
         Revenues:
            Restaurant sales . . . . . . . . . . . . . . . . . . . $  843,038      $(123,247)   $  719,791
            Distribution sales . . . . . . . . . . . . . . . . . .    171,711         28,163       199,874
            Franchise rents and royalties. . . . . . . . . . . . .     33,740           (132)       33,608
            Other. . . . . . . . . . . . . . . . . . . . . . . . .      4,837           (554)        4,283
                                                                    ---------       --------       -------
                                                                    1,053,326        (95,770)      957,556
                                                                    ---------       --------       -------
         Costs of revenues:
            Company restaurant costs . . . . . . . . . . . . . . .    739,900       (113,299)      626,601
            Costs of distribution sales. . . . . . . . . . . . . .    165,789         28,048       193,837
            Franchised restaurant costs. . . . . . . . . . . . . .     22,822           (159)       22,663
         Selling, general and administrative . . . . . . . . . . .    100,764         (3,425)       97,339
         Equity in loss of FRI . . . . . . . . . . . . . . . . . .      2,108          6,779         8,887
         Interest expense. . . . . . . . . . . . . . . . . . . . .     55,201         (4,373)       50,828
                                                                    ---------       --------       -------
                                                                    1,086,584        (86,429)    1,000,155
                                                                    ---------       --------       -------
         Loss before income taxes and extraordinary item . . . . .    (33,258)        (9,341)      (42,599)
         Income taxes (benefit). . . . . . . . . . . . . . . . . .      3,010         (1,710)        1,300
                                                                    ---------       --------       -------
         Loss before extraordinary item. . . . . . . . . . . . . . $  (36,268)     $  (7,631)   $  (43,899)
                                                                    =========       ========       =======
         Loss per share before extraordinary item. . . . . . . . . $     (.94)                  $    (1.14)
         Weighted average shares outstanding . . . . . . . . . . .     38,531                       38,531
         -------------------

         The pro forma adjustments: (i) eliminate revenues, costs of revenues and general and administrative expenses of Chi-Chi's; (ii) record sales and cost of sales for the Company's distribution activity with Chi-Chi's, previously eliminated in consolidation; (iii) record the Company's approximate 39% equity in the pro forma net loss of FRI;
         (iv) reflect the reduction of net interest expense through elimination of approximately $35 million in debt assumed by FRI and utilization of cash proceeds from the sale of Chi-Chi's for investments and for retirement of the bank credit facility; and (v) adjust income taxes to exclude the impact of Chi-Chi's operations and its disposition.

               INDEPENDENT AUDITORS' REPORT ON SCHEDULES AND CONSENT




The Board of Directors
Foodmaker, Inc.:


Under date of November 8, 1994, we reported on the consolidated balance sheets of Foodmaker, Inc. and subsidiaries as of October 2, 1994 and October 3, 1993, and the related consolidated statements of operations, cash flows, and stockholders' equity for the fifty-two weeks ended October 2, 1994, the fifty-three weeks ended October 3, 1993 and the fifty-two weeks ended September 27, 1992. In connection with our audits of the aforementioned consolidated financial statements, we also audited the related financial statement schedules in the Form 10-K. These financial statement schedules are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statement schedules based on our audits.

In our opinion, such schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.

We consent to incorporation by reference in the registration statement No. 33-50934 on Form S-3 of Foodmaker, Inc. and in registration statement Nos. 33-67450, 33-54602 and 33-51490 on Form S-8 of Foodmaker, Inc. of our report dated November 8, 1994, relating to the consolidated balance sheets of Foodmaker, Inc. and subsidiaries as of October 2, 1994 and October 3, 1993, and the related consolidated statements of operations, cash flows, and stockholders' equity and related schedules for the fifty-two weeks ended October 2, 1994, the fifty-three weeks ended October 3, 1993 and the fifty-two weeks ended September 27, 1992, and which report appears in the October 2, 1994 annual report on Form 10-K of Foodmaker, Inc. and subsidiaries.





                                             KPMG PEAT MARWICK LLP






San Diego, California
December 29, 1994

                         SCHEDULE V -- PROPERTY AND EQUIPMENT

                      (Dollars in thousands, except per share data)

                                                     Balance at      Additions                                  Balance at
                                                      beginning         at            Retire-                     end of
                                                      of period        cost            ments        Other         period
                                                      ---------      ---------       --------     --------       --------

Fifty-two weeks ended September 27, 1992
   Land                                               $ 94,931        $ 9,822        $ 4,623      $       -       $100,130
   Buildings                                           296,099         23,663          6,241              -        313,521
   Restaurant and other equipment                      193,716         27,026          9,182              -        211,560
   Construction in progress                             24,784         16,118              -              -         40,902
                                                       -------         ------         ------        -------        -------
                                                      $609,530        $76,629        $20,046      $       -       $666,113
                                                       =======         ======         ======        =======        =======

Fifty-three weeks ended October 3, 1993
   Land                                               $100,130        $ 5,142 <F1>   $11,547      $       -       $ 93,725
   Buildings                                           313,521         39,345 <F1>    12,180          9,429 <F2>   350,115
   Restaurant and other equipment                      211,560         38,439 <F1>     8,456          9,137 <F2>   250,680
   Construction in progress                             40,902        (24,138)             -              -         16,764
                                                       -------         ------         ------        -------        -------
                                                      $666,113        $58,788 <F1>   $32,183      $  18,566 <F2>  $711,284
                                                       =======         ======         ======        =======        =======

Fifty-two weeks ended October 2, 1994
   Land                                               $ 93,725        $17,278        $ 5,670      $ (15,297)<F3>  $ 90,036
   Buildings                                           350,115         30,213          5,334       (110,434)<F3>   264,560
   Restaurant and other equipment                      250,680         18,086          4,678        (83,973)<F3>   180,115
   Construction in progress                             16,764         26,460              -         (3,350)<F3>    39,874
                                                       -------         ------         ------        -------        -------
                                                      $711,284        $92,037        $15,682      $(213,054)<F3>  $574,585
                                                       =======         ======         ======        =======        =======

    <F1>
    The Company's additions to property include assets of $12,519 purchased by Chi-Chi's in the acquisition of Conusl
    Restaurant Corporation, which have been recorded in accordance with purchase accounting at fair values as of
    October 23, 1992, the effective date of the acquisition.
    <F2>
    In adopting SFAS 109 as of September 28, 1992, the Company adjusted the carrying amounts of fixed assets due to business combinations in 1988 and 1989.
    <F3>
    Represents Chi-Chi's property and equipment at January 27, 1994, the date of Chi-Chi's sale.

            SCHEDULE VI -- ACCUMULATED DEPRECIATION AND AMORTIZATION
                            OF PROPERTY AND EQUIPMENT

                 (Dollars in thousands, except per share data)

                                                                     Additions
                                                     Balance at     charged to                                  Balance at
                                                      beginning      costs and        Retire-                     end of
                                                      of period      expenses          ments        Other         period
                                                      --------       --------        --------     --------       --------

Fifty-two weeks ended September 27, 1992
   Buildings                                          $ 37,107        $15,228        $   634      $       -       $ 51,701
   Restaurant and other equipment                       52,991         22,589          4,603              -         70,977
                                                       -------         ------         ------        -------        -------
                                                      $ 90,098        $37,817        $ 5,237      $       -       $122,678
                                                       =======         ======         ======        =======        =======

Fifty-three weeks ended October 3, 1993
   Buildings                                          $ 51,701        $16,663        $ 1,793      $   1,749 <F1>  $ 68,320
   Restaurant and other equipment                       70,977         25,722          4,268          4,062 <F1>    96,493
                                                       -------         ------         ------        -------        -------
                                                      $122,678        $42,385        $ 6,061      $   5,811 <F1>  $164,813
                                                       =======         ======         ======        =======        =======
Fifty-two weeks ended October 2, 1994
   Buildings                                          $ 68,320        $13,411        $ 1,151      $ (17,912)<F2>  $ 62,668
   Restaurant and other equipment                       96,493         18,223          2,348        (39,429)<F2>    72,939
                                                       -------         ------         ------        -------        -------
                                                      $164,813        $31,634        $ 3,499      $ (57,341)<F2>  $135,607
                                                       =======         ======         ======        =======        =======

    <F1>
    In adopting SFAS 109 as of September 28, 1992, the Company adjusted the carrying amounts of fixed assets due to business combinations in 1988 and 1989.
    <F2>
    Represents Chi-Chi's accumulated depreciation and amortization of property and equipment at January 27, 1994, the date of Chi-Chi's sale.

              SCHEDULE X -- SUPPLEMENTARY INCOME STATEMENT INFORMATION

                   (Dollars in thousands, except per share data)






                                                   Fifty-two           Fifty-three            Fifty-two
                                                  weeks ended          weeks ended           weeks ended
                                                   October 2,           October 3,          September 27,
                                                     1994                 1993                  1992
                                                   ---------            ---------             ---------
        Maintenance and repairs                    $26,929               $30,928               $28,493

        Advertising                                 71,136                84,301                69,344