Form 10-Q
period 1995-01-22
FOODMAKER INC /DE/
filed 1995-03-07
CIK 807882

                        SECURITIES AND EXCHANGE COMMISSION
                              Washington, D.C.   20549


                                     FORM 10-Q


                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934



      For Quarter Ended  January 22, 1995  Commission File No. 1-9390
                         ----------------                      ------


                                  FOODMAKER, INC.
- -------------------------------------------------------------------------------
              (Exact name of registrant as specified in its charter)




         DELAWARE                                             95-2698708
- -------------------------------------------------------------------------------
(State of Incorporation)                                  (I.R.S. Employer
                                                         Identification No.)



   9330 BALBOA AVENUE, SAN DIEGO, CA                             92123
- -------------------------------------------------------------------------------
(Address of principal executive offices)                       (Zip Code)


      Registrant's telephone number, including area code  (619) 571-2121
                                                          ---------------

          Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.


                                  Yes   X   No
                                      -----    -----

          Number of shares of common stock, $.01 par value, outstanding as of the close of business February 28, 1995 - 38,690,250

                      FOODMAKER, INC. AND SUBSIDIARIES

                   UNAUDITED CONSOLIDATED BALANCE SHEETS
                               (In thousands)

                                                January 22,       October 2,
                                                    1995             1994
                                                 ----------       ---------
                                   ASSETS

Current assets:
  Cash  . . . . . . . . . . . . . . . . . . . . . $ 21,101        $ 35,965
  Receivables . . . . . . . . . . . . . . . . . .   27,667          31,167
  Inventories . . . . . . . . . . . . . . . . . .   28,051          25,319
  Prepaid expenses. . . . . . . . . . . . . . . .   10,966          15,035
                                                   -------         -------
     Total current assets . . . . . . . . . . . .   87,785         107,486
                                                   -------         -------
Investment in FRI . . . . . . . . . . . . . . . .   51,835          57,188
                                                   -------         -------
Trading area rights . . . . . . . . . . . . . . .   62,085          62,932
                                                   -------         -------
Lease acquisition costs . . . . . . . . . . . . .   25,295          27,660
                                                   -------         -------
Other assets. . . . . . . . . . . . . . . . . . .   44,723          46,041
                                                   -------         -------
Property at cost. . . . . . . . . . . . . . . . .  580,517         574,585
  Accumulated depreciation and amortization . . . (142,481)       (135,607)
                                                   -------         -------
                                                   438,036         438,978
                                                   -------         -------

     TOTAL. . . . . . . . . . . . . . . . . . . . $709,759        $740,285
                                                   =======         =======

                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Current maturities of long-term debt. . . . . . $  1,326        $  1,346
  Accounts payable. . . . . . . . . . . . . . . .   32,160          36,915
  Accrued expenses. . . . . . . . . . . . . . . .  102,683         101,121
  Income taxes payable. . . . . . . . . . . . . .    8,420           8,148
                                                   -------         -------
     Total current liabilities. . . . . . . . . .  144,589         147,530
                                                   -------         -------
Deferred income taxes . . . . . . . . . . . . . .    5,062           5,062
                                                   -------         -------
Long-term debt, net of current maturities . . . .  440,487         447,822
                                                   -------         -------
Other long-term liabilities . . . . . . . . . . .   40,004          39,820
                                                   -------         -------
Stockholders' equity:
  Common stock. . . . . . . . . . . . . . . . . .      403             401
  Capital in excess of par value. . . . . . . . .  280,857         280,837
  Accumulated deficit . . . . . . . . . . . . . . (187,180)       (166,724)
  Treasury stock. . . . . . . . . . . . . . . . .  (14,463)        (14,463)
                                                   -------         -------
  Total stockholders' equity. . . . . . . . . . .   79,617         100,051
                                                   -------         -------
     TOTAL. . . . . . . . . . . . . . . . . . . . $709,759        $740,285
                                                   =======         =======
                See accompanying notes to financial statements.

                      FOODMAKER, INC. AND SUBSIDIARIES

                UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS
                    (In thousands, except per share data)



                                                   Sixteen Weeks Ended
                                                ---------------------------
                                                January 22,      January 23,
                                                    1995            1994
                                                 ----------       ---------
Revenues:
  Restaurant sales. . . . . . . . . . . . . . . . $227,613        $334,363
  Distribution sales. . . . . . . . . . . . . . .   55,259          34,876
  Franchise rents and royalties . . . . . . . . .    9,940          10,998
  Other . . . . . . . . . . . . . . . . . . . . .      868           1,337
                                                   -------         -------
                                                   293,680         381,574
                                                   -------         -------
Costs and expenses:
  Costs of revenues:
     Restaurant costs of sales. . . . . . . . . .   64,023          95,919
     Restaurant operating costs . . . . . . . . .  131,040         201,506
     Costs of distribution sales. . . . . . . . .   54,133          33,283
     Franchised restaurant costs. . . . . . . . .    6,822           7,264
  Selling, general and administrative . . . . . .   36,998          33,049
  Equity in loss of FRI . . . . . . . . . . . . .    5,353               -
  Interest expense. . . . . . . . . . . . . . . .   15,267          18,408
                                                   -------         -------
                                                   313,636         389,429
                                                   -------         -------
Loss before income taxes. . . . . . . . . . . . .  (19,956)         (7,855)

Income taxes (benefit). . . . . . . . . . . . . .      500          (3,456)
                                                   -------         -------
Net loss. . . . . . . . . . . . . . . . . . . . . $(20,456)       $ (4,399)
                                                   =======         =======
Net loss per share - primary
     and fully diluted. . . . . . . . . . . . . . $   (.53)       $   (.11)
                                                   =======         =======
Weighted average shares outstanding . . . . . . .   38,675          38,398

                See accompanying notes to financial statements.

                      FOODMAKER, INC. AND SUBSIDIARIES

               UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS
                               (In thousands)



                                                   Sixteen Weeks Ended
                                                ---------------------------
                                                January 22,      January 23,
                                                    1995            1994
                                                 ----------       ---------
Cash flows from operations:
  Net loss. . . . . . . . . . . . . . . . . . . . $(20,456)       $ (4,399)
  Non-cash items included above:
     Depreciation and amortization. . . . . . . .   11,477          17,971
     Equity in loss of FRI. . . . . . . . . . . .    5,353               -
  Decrease in receivables . . . . . . . . . . . .    3,500           2,088
  Increase in inventories . . . . . . . . . . . .   (2,732)         (1,708)
  Decrease in prepaid expenses. . . . . . . . . .    4,069           8,724
  Increase (decrease) in accounts payable . . . .   (4,755)          8,382
  Increase (decrease) in accrued expenses . . . .    1,851         (20,402)
                                                   -------         -------
     Cash flows provided (used) by operations . .   (1,693)         10,656
                                                   -------         -------

Cash flows from investing activities:
  Additions to property and equipment . . . . . .   (8,226)        (19,902)
  Dispositions of property and equipment. . . . .      867             649
  Increase in trading area rights . . . . . . . .        -             (96)
  Decrease (increase) in other assets . . . . . .    1,354         (31,022)
                                                   -------         -------
     Cash flows used in investing activities. . .   (6,005)        (50,371)
                                                   -------         -------

Cash flows from financing activities:
  Borrowings under revolving bank loans . . . . .        -           5,000
  Principal repayments under revolving bank loans        -         (28,000)
  Proceeds from issuance of long-term debt. . . .        -          74,685
  Principal payments on long-term debt,
     including current maturities . . . . . . . .   (7,355)        (11,213)
  Increase (decrease) in accrued interest . . . .      167            (471)
  Proceeds from issuance of common stock. . . . .       22             278
                                                   -------         -------
  Net proceeds from sale and leaseback
     transactions . . . . . . . . . . . . . . . .        -           7,118
                                                   -------         -------
     Cash flows provided (used) by
        financing activities. . . . . . . . . . .   (7,166)         47,397
                                                   -------         -------

Net increase (decrease) in cash and
     cash equivalents . . . . . . . . . . . . . . $(14,864)       $  7,682
                                                   =======         =======

               See accompanying notes to financial statements.

                      FOODMAKER, INC. AND SUBSIDIARIES

           NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

                               January 22, 1995


1. The accompanying unaudited financial statements do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments, consisting only of normal recurring adjustments, considered necessary for a fair presentation have been included. Operating results for any interim period are not necessarily indicative of the results for any other interim period or for the full year. The Company reports results quarterly with the first quarter having 16 weeks and each remaining quarter having 12 weeks. Certain financial statement reclassifications have been made in the prior year to conform to the current year presentation. These financial statements should be read in conjunction with the 1994 financial statements.

2. Although the Company incurred a loss in 1995, income taxes were $.5 million due to required minimum taxes and the Company's inability under SFAS 109 to recognize the benefit from the carryover of losses to future years. The income tax benefit for 1994 was 44% of the pretax loss.

3.  On January 27, 1994, Foodmaker, Apollo Advisors, L.P. ("Apollo") and
    Green Equity Investors, L.P. ("GEI"), whose general partner is Leonard Green & Partners, (collectively, the "Investors"), acquired Restaurant Enterprises Group, Inc. ("REGI"), a company that owns, operates and franchises various restaurant chains including El Torito, Carrows and Coco's. Contemporaneously, REGI changed its name to Family Restaurants, Inc. ("FRI"). Concurrently, Foodmaker contributed its entire Chi-Chi's Mexican restaurant chain to FRI in exchange for a 39% equity interest in FRI, valued at $62 million, a five-year warrant to acquire 111,111 additional shares at $240 per share, which would increase its equity interest to 45%, and approximately $173 million in cash ($208 million less the face amount of Chi-Chi's debt assumed, aggregating approximately $35 million). Apollo and GEI, respectively, contributed $62 million and $29 million in cash and hold approximate 39% and 18% equity positions in FRI. Management of FRI invested $2.5 million in cash and notes and holds an approximate 4% equity position. The net cash received was used by Foodmaker to repay all of the debt outstanding under its then existing bank credit facility, which was terminated, to reduce other existing debt, to the extent permitted by the Company's financing agreements and to provide funds for capital expenditures. The Company does not anticipate receiving dividends on its FRI common stock in the foreseeable future.
    The payment of dividends is restricted by FRI's public debt instruments.

    Summarized preliminary financial information for FRI's quarter ended December 25, 1994, follows (in thousands):

          Sales . . . . . . . . . . . . . . . . . . . . . .$270,082
                                                            -------
          Costs of sales. . . . . . . . . . . . . . . . . .  75,749
          Operating costs . . . . . . . . . . . . . . . . . 179,418
          General and administrative expense. . . . . . . .  15,356
          Interest expense. . . . . . . . . . . . . . . . .  13,797
          Loss before income tax provision. . . . . . . . . (14,238)
          Income taxes (benefit). . . . . . . . . . . . . .    (537)
                                                             ------
          Net Loss. . . . . . . . . . . . . . . . . . . . .$(13,701)
                                                             ======

    As a result of negative publicity regarding the nutritional value of Mexican food, and resulting sales declines, FRI's management is evaluating the future prospects for its Mexican Restaurant Division and the recoverability of certain long-lived intangible assets based on consumer reaction to new marketing programs.

                      FOODMAKER, INC. AND SUBSIDIARIES

           NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                                (Continued)

4. In early January 1994, the Company entered into financing lease arrangements with two limited partnerships, (the "Partnerships"), in which estates for years relating to 42 existing and approximately 34 to-be-constructed restaurants were sold. The acquisition of the properties, including costs and expenses, was funded through the issuance by a special purpose corporation acting as agent for the Partnerships of $70 million senior secured notes, interest payable semi- annually and due in two equal annual installments of principal on January 1, 2003 and November 1, 2003. The Company is required semi-annually through 2002 to make payments to a trustee of approximately $3.4 million and special payments of approximately $.7 million, which effectively cover interest and sinking fund requirements, respectively, on the notes. Immediately prior to the principal payment dates, the Company must make rejectable offers to reacquire 50% of the properties at each date at a price which is sufficient, in conjunction with previous sinking fund deposits, to retire the notes. If the Partnerships reject the offers, the Company may purchase the properties at less than fair market value or cause the Partnerships to fund the remaining principal payments on the notes and, at the Company's option, cause the Partnerships to acquire the Company's
    residual interest in the properties.   If the Partnerships are allowed to
    retain the estates for years, the Company has available options to extend the leases for total terms of up to 35 years, at which time the ownership of the property will revert to the Company. The transactions are reflected as financings with the properties remaining in the Company's financial statements. As a result of the foregoing transaction, at January 22, 1995, the Company had approximately $1.6 million in construction funds available for new restaurants, which was classified in the financial statements in other assets.

5.  Contingent Liabilities

    Various claims and legal proceedings are pending against the Company in various state and federal courts. Many of those proceedings are in the states of California, Washington, Nevada, Idaho and Oregon, seeking monetary damages for personal injuries relating to the outbreak of food-borne illness ("the Outbreak") attributed to hamburgers served at Jack In The Box restaurants. The Company, in consultation with its insurance carriers and attorneys, does not anticipate that the total liability on all such lawsuits and claims will exceed the coverage available under its applicable insurance policies.

    Actions were filed on July 2, 1993, in the Superior Court of California, County of San Diego, by certain of the Company's franchisees against the Company, The Vons Companies, Inc., ("Vons") and other suppliers (Syed Ahmad, et al, versus Foodmaker, Inc., et al), claiming damages from reduced sales and profits due to the Outbreak. After extensive negotiations, settlements were reached with the plaintiff franchisees, and all but one of the domestic franchisees who did not join in suing the Company in this lawsuit. During 1993, the Company provided approximately $44.5 million to cover the settlements and associated costs, including the settlement with the remaining franchisee. On January 14, 1994, the non-settling Franchisee filed suit against the Company and The Vons Companies in Superior Court of California, County of San Diego and in Federal Court, Southern District of California (Ira Fischbein, et al versus Foodmaker, Inc., et al) claiming damages from reduced sales, lost profits and reduced value of the franchise due to the Outbreak. After extensive negotiations, the Company reached an agreement under the terms of which on February 3, 1995, the Company settled all claims of the franchisee against the Company and acquired 27 operating restaurants and the development rights to the Las Vegas and Denver markets.

                      FOODMAKER, INC. AND SUBSIDIARIES

             NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                                 (Continued)

5.  Contingent Liabilities (continued)

    The Company on July 19, 1993, filed a cross-complaint against Vons and other suppliers seeking reimbursement for all damages, costs and expenses incurred in connection with the Outbreak. On or about January 18, 1994, Vons filed a cross complaint against Foodmaker and others in this action alleging certain contractual and tort liabilities and seeking damages in unspecified amounts and a declaration of the rights and obligations of the parties. Substantially the same claims are being made by the parties in a separate lawsuit in the Superior Court of California, County of Los Angeles.

    In April 1993, a class action, In re Foodmaker, Inc./Jack In The Box Securities Litigation, was filed in Federal Court, Western District of Washington at Seattle against the Company, its Chairman, and the President of the Jack In The Box Division on behalf of all persons who acquired the Company's common stock between March 4, 1992 and January 22, 1993 seeking damages in an unspecified amount as well as punitive damages. In general terms, the complaint alleges that there were false and misleading statements in the Company's March 4, 1992 prospectus and in certain public statements and filings in 1992 and 1993, including claims that the defendants disseminated false information regarding the Company's food quality standards and internal quality control procedures. After extensive negotiations through a mediation process, a tentative settlement was reached, subject to execution of a final agreement and approval by the court. Under the terms of the settlement the Company paid $8 million into an escrow account pending final settlement, which was reflected in the results of operations for the first quarter of fiscal 1995.

    The Federal Trade Commission is investigating whether the Company violated the Hart-Scott- Rodino Antitrust Improvements Act of 1976 (the "HSR Act") when the Company's former subsidiary, Chi-Chi's, Inc., acquired Consul Restaurant Corporation in October 1992 without first complying with the reporting and waiting requirements of the HSR Act. The Company later made the filing as it was preparing for the sale of Chi-Chi's. The Company has engaged counsel in connection with the investigation and on August 17, 1994, counsel for the Company received a request, preliminary in nature, for information and documents and a subpoena covering the preliminary material supplied and additional information and documents was issued January 19, 1995. The HSR Act provides for a penalty of up to $10,000 per day for failure to comply with the above requirements. Management believes that any potential penalty, if assessed, will not have a material impact on the Company.

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

                      FOODMAKER, INC. AND SUBSIDIARIES

        MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL INFORMATION


RESULTS OF OPERATIONS
- ---------------------
    All comparisons under this heading between 1995 and 1994, unless otherwise indicated, refer to the 16-week periods ended January 22, 1995 and January 23, 1994, respectively. On January 27, 1994, the Company contributed its entire Chi-Chi's Mexican restaurant chain ("Chi-Chi's") to Family Restaurants, Inc. ("FRI") in exchange for an approximate 39% interest in FRI and other consideration including cash and debt assumption as described in
Note 3 to the consolidated financial statements. The consolidated statements of operations, therefore, include Chi-Chi's results of operations for only the 16 weeks ended in January 1994.

    Sales by Jack In The Box Company-operated restaurants increased $16.5 million to $227.6 million in 1995 from $211.1 million 1994. The sales improvement is primarily due to an increase in the average number of Company-operated restaurants to 811 in 1995 from 727 in 1994 and offset in part by a decrease in per store average sales for comparable restaurants ("PSA") of approximately 1.5% in 1995 as compared to 1994. Chi-Chi's restaurant sales were $123.3 million in the first quarter of 1994.

    Distribution sales of food and supplies increased approximately $20.4 million to $55.3 million in 1995 from $34.9 million in 1994 primarily due to the recognition of $25.1 million in sales to Chi-Chi's in 1995. Distribution sales to Chi-Chi's in 1994, while it was a subsidiary of the Company, were eliminated in consolidation. Distribution sales to franchisees and others decreased approximately $4.7 million principally due to a decline in the number of franchisee-operated restaurants.

    Jack In The Box franchise rents and royalties decreased $1.0 million to $9.9 million in 1995 from $10.9 million in 1994 reflecting a decline in the average number of domestic franchisee- operated restaurants to 397 in 1995 from 435 in 1994, which was principally due to the purchase by the Company of 46 franchised restaurants since January 1994. Franchise rents and royalties for Chi-Chi's were $.1 million in the first quarter of 1994.

     Other revenues for Jack In The Box increased $.1 million to $.9 million in 1995 from $.8 million in 1994 primarily due to interest income earned on cash proceeds from the sale of Chi- Chi's. Chi-Chi's other revenues were $.5 million in the first quarter of 1994.

    Jack In The Box costs of sales increased $.8 million to $64.0 million in 1995 from $63.2 million in 1994. Costs of sales decreased as a percent of sales in 1995 as compared to 1994 due to the impact of lower ingredient costs and the lower food cost of certain promotions. Chi-Chi's costs of sales were $32.7 million in the first quarter of 1994.

    Restaurant operating costs for Jack In The Box increased $10.2 million to $131.0 million in 1995 from $120.8 million in 1994 primarily due to the increase in average number of Company- operated restaurants and variable costs associated with increased sales. As a result of the decrease in PSA sales, restaurant operating costs represent a higher percent of sales in 1995 in comparison to the similar period of 1994. Chi-Chi's restaurant operating costs were $80.7 million in the first quarter of 1994.

    Costs of distribution sales increased $20.8 million to $54.1 million in 1995 from $33.3 million in 1994, principally due to the variable costs associated with the increase in distribution sales and slightly higher distribution and delivery costs as a percent of distribution sales.

- ---------------------
    Jack In The Box franchise restaurant costs, which consist of rents and depreciation on properties leased to franchisees and other miscellaneous costs, decreased to $6.8 million in 1995 from $7.1 million in 1994, primarily due to the decline in the average number of domestic franchisee-operated restaurants. Chi-Chi's franchise restaurant costs were $.2 million in the first quarter of 1994.

    Selling, general and administrative expenses for Jack In The Box increased $13.1 million to $37.0 million in 1995 from $23.9 million in 1994, principally due to an $8.0 million settlement with stockholders as described in note 5 to the consolidated financial statements. Additionally, advertising and promotion costs increased $5.1 million to $21.7 million in 1995 from $16.6 million in 1994 due to increased advertising and use of aggressive promotional discounting of products in 1995. Chi-Chi's incurred selling, general and administrative expenses of $9.1 million in the first quarter of 1994.

     The Company recognized a loss of $5.4 million in 1995 relating to its 39% equity in the operations of FRI for its quarter ended December 25, 1994. The Company acquired its interest in FRI subsequent to the first quarter of 1994. See Note 3 to the financial statements. As a result of negative publicity regarding the nutritional value of Mexican food, and resulting sales declines, FRI's management is evaluating the future prospects for its Mexican Restaurant Division and the recoverability of certain long-lived intangible assets based on consumer reaction to new marketing programs. If FRI's management determines to write off any such assets, the Company would be required to record its share as a charge to operations and a reduction in its investment in FRI.

    Interest expense decreased $3.1 million to $15.3 million in 1995 from $18.4 million in 1994 due to the reduction of debt to $441.8 million in 1995 from $574.1 million in 1994 as a result of elimination of Chi-Chi's debt and application of proceeds from the sale of Chi-Chi's to repay the bank credit line.

    Although the Company incurred a loss in 1995, income taxes were $.5 million due to required minimum taxes and the Company's inability under SFAS 109 to recognize the benefit from the carryover of losses to future years. The income tax benefit for 1994 was 44% of the pretax loss. The U.S. Internal Revenue Service ("IRS") had proposed adjustments to tax liabilities of $17 million (exclusive of interest) for the Company's federal income tax returns for fiscal years 1986 through 1988. A final report has not been issued but agreement has been reached to satisfy these proposed adjustments at approximately $1.3 million (exclusive of $.8 million interest). The IRS examinations of the Company's federal income tax returns for fiscal years 1989 and 1990 resulted in the issuance of proposed adjustments to tax liabilities aggregating $2.2 million (exclusive of $.7 million interest). The Company has filed a protest with the Regional Office of Appeals of the IRS contesting the proposed assessments. Management believes that adequate provision for income taxes has been made.

FINANCIAL CONDITION
- -------------------
    The Company's primary sources of liquidity are expected to be cash flows from operations, the revolving bank credit facility described below and the sale and leaseback of restaurant properties. An additional potential source of liquidity is the conversion of Company-operated Jack In The Box restaurants to franchised restaurants. The Company requires capital principally to construct new restaurants, to maintain, improve and refurbish existing restaurants, and for general corporate purposes.

    At January 22, 1995, the Company's working capital deficit increased $16.8 million to $56.8 million from $40.0 million at October 2, 1994, due primarily to the utilization of cash for capital expenditures and repayment of long-term debt. The restaurant business does not require the maintenance of significant receivables or inventories, and it is common to receive trade credit from vendors for purchases such as supplies. In addition, the Company, and generally the industry, continually invests it its business through the addition of new units and refurbishment of existing units, which are reflected as long-term assets and not as part of working capital.

    At January 22, 1995, the Company's total debt outstanding was $441.8 million. In early January 1994, the Company completed financing arrangements (see Note 4 to the consolidated financial statements), which added an approximate $70 million finance lease obligation to the Company's debt, enabling the Company to repay approximately $28 million in bank borrowings, fund existing capital expenditures and establish a construction fund of approximately $28 million for new restaurants (of which $1.6 million remained at January 22, 1995). With the sale of Chi- Chi's on January 27, 1994, the Company reduced its outstanding debt, including full repayment of all bank borrowings and termination of the bank credit facility, and had approximately $21 million in cash on hand at January 22, 1995. Substantially all of the Company's real estate and machinery and equipment is, and is expected to continue to be, pledged to its lenders.

    On July 26, 1994, the Company entered into a revolving bank credit agreement which provides for a credit facility of up to $52.5 million, including letters of credit for the account of the Company in an aggregate amount of up to $25 million. Covenants contained in the agreement limit capital spending and require the Company to maintain specified financial ratios, and to meet certain requirements regarding maximum leverage and minimum fixed charges, cash flows, interest coverage, and net worth. The Company intends to use the revolving line to fund expansion efforts and for general operating purposes.

    Based upon current levels of operations and anticipated growth, the Company expects that sufficient cash flow will be generated from operations so that, combined with other financing alternatives available to it, including the bank credit facility, the utilization of cash on hand and the sale and leaseback of restaurants, the Company will be able to meet all of its debt service requirements, as well as its capital expenditures and working capital requirements, for the foreseeable future.

PART II - OTHER INFORMATION

There is no information required to be reported for any items under Part II, except as follows:

Item 1.   Legal Proceedings.

    Various claims and legal proceedings are pending against the Company in various state and federal courts. Many of those proceedings are in the states of California, Washington, Nevada, Idaho and Oregon, seeking monetary damages for personal injuries relating to the outbreak of food-borne illness ("the Outbreak") attributed to hamburgers served at Jack In The Box restaurants. The Company, in consultation with its insurance carriers and attorneys, does not anticipate that the total liability on all such lawsuits and claims will exceed the coverage available under its applicable insurance policies.

    Actions were filed on July 2, 1993, in the Superior Court of California, County of San Diego, by certain of the Company's franchisees against the Company, The Vons Companies, Inc., ("Vons") and other suppliers (Syed
Ahmad, et al, versus Foodmaker, Inc., et al), claiming damages from reduced sales and profits due to the Outbreak. After extensive negotiations, settlements were reached with the plaintiff franchisees, and all but one of the domestic franchisees who did not join in suing the Company in this lawsuit. During 1993, the Company provided approximately $44.5 million to cover the settlements and associated costs, including the settlement with the remaining franchisee. On January 14, 1994, the non-settling Franchisee filed suit against the Company and The Vons
Companies in Superior Court of California, County of San Diego and in
Federal Court, Southern District of California (Ira Fischbein, et al versus Foodmaker, Inc., et al) claiming damages from reduced sales, lost profits and reduced value of the franchise due to the Outbreak. After extensive negotiations, the Company reached an agreement under the terms of which on February 3, 1995, the Company settled all claims of the franchisee against the Company and acquired 27 operating restaurants and the development rights to the Las Vegas and Denver markets.

    The Company on July 19, 1993, filed a cross-complaint against Vons and other suppliers seeking reimbursement for all damages, costs and expenses incurred in connection with the Outbreak. On or about January 18, 1994, Vons filed a cross complaint against Foodmaker and others in this action alleging certain contractual and tort liabilities and seeking damages in unspecified amounts and a declaration of the rights and obligations of the parties. Substantially the same claims are being made by the parties in a separate lawsuit in the Superior Court of California, County of Los Angeles.

    In April 1993, a class action, In re Foodmaker, Inc./Jack In The Box Securities Litigation, was filed in Federal Court, Western District of Washington at Seattle against the Company, its Chairman, and the President of the Jack In The Box Division on behalf of all persons who acquired the Company's common stock between March 4, 1992 and January 22, 1993 seeking damages in an unspecified amount as well as punitive damages. In general terms, the complaint alleges that there were false and misleading statements in the Company's March 4, 1992 prospectus and in certain public statements and filings in 1992 and 1993, including claims that the defendants disseminated false information regarding the Company's food quality standards and internal quality control procedures. After extensive negotiations through a mediation process, a tentative settlement was reached, subject to execution of a final agreement and approval by the court. Under the terms of the settlement the Company paid $8 million into an escrow account pending final settlement, which was reflected in the results of operations for the first quarter of fiscal 1995.

    The Federal Trade Commission is investigating whether the Company violated the Hart-Scott- Rodino Antitrust Improvements Act of 1976 (the "HSR Act") when the Company's former subsidiary, Chi-Chi's, Inc., acquired Consul Restaurant Corporation in October 1992 without first complying with the reporting and waiting requirements of the HSR Act. The Company later made the filing as it was preparing for the sale of Chi-Chi's. The Company has engaged counsel in connection with the investigation and on August 17, 1994, counsel for the Company received a request, preliminary in nature, for information and documents and a subpoena covering the preliminary material supplied and additional information and documents was issued January 19, 1995. The HSR Act provides for a penalty of up to $10,000 per day for failure to comply with the above requirements. Management believes that any potential penalty, if assessed, will not have a material impact on the Company.

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

Item 4.   Submission of Matters to a Vote of Security Holders.

    The Company's annual meeting was held February 17, 1995 at which the following matters were voted as indicated:

                                                         For        Withheld
                                                     -----------    --------
    1.    Election of the following directors
          to serve until the next annual meeting
          of stockholders and until their
          successors are elected and qualified.

              Michael E. Alpert . . . . . . . . . .  34,769,352     170,963
              Paul T. Carter. . . . . . . . . . . .  34,775,822     164,493
              Charles W. Duddles. . . . . . . . . .  34,776,852     163,463
              Edward Gibbons. . . . . . . . . . . .  34,776,002     164,313
              Jack W. Goodall . . . . . . . . . . .  34,760,661     179,654
              Leonard I. Green. . . . . . . . . . .  34,023,372     916,943
              Robert J. Nugent. . . . . . . . . . .  34,770,163     170,152
              L. Robert Payne . . . . . . . . . . .  34,773,422     166,893
              Christopher V. Walker . . . . . . . .  34,776,202     164,113

                                          For      Against  Abstain  Not Voted
                                      ----------   -------  -------  ---------
    2.    Ratification of the
          appointment of KPMG Peat
          Marwick as independent
          accountants . . . . . . . . 34,829,904    74,980   35,431        -0-

                                          For      Against  Abstain  Not Voted
                                      ----------   -------  -------  ---------

    3.    To approve the Foodmaker,
          Inc. Deferred Compensation
          Plan for Non-Management
          Directors . . . . . . . . . 29,197,063   439,721  230,933  5,072,598

                                          For      Against  Abstain  Not Voted
                                      ----------   -------  -------  ---------

    4.    To approve the Foodmaker,
          Inc. Non-Employee Director
          Stock Option Plan . . . . . 33,478,322   379,759  256,106    826,128


Item 6.   Exhibits and Reports on Form 8-K.

    (a)   Exhibits

          Number      Description
          ------      -----------
          10.1        Second Amendment dated as of January 24, 1995 to the
                      Revolving Credit Agreement dated as of July 26, 1994 among Foodmaker, Inc. and the Banks and Agents, as defined therein

          10.2 Third Amendment dated as of February 15, 1995 to the Revolving Credit Agreement dated as of July 26, 1994 among Foodmaker, Inc. and the Banks and Agents, as defined therein

            27 Financial Data Schedule (included only with electronic filing)

    (b)   Reports on Form 8-K - None

                              SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized and in the capacities indicated.


                      FOODMAKER, INC.


                  By:  ROBERT L. SUTTIE
                       ---------------------------
                       Robert L. Suttie
                       Vice President, Controller
                       and Chief Accounting Officer
                       (Duly Authorized Signatory)



Date: March 7, 1995