Form 10-Q/A
FOODMAKER INC /DE/
filed 1995-03-31
CIK 807882

                        SECURITIES AND EXCHANGE COMMISSION
                              Washington, D.C.   20549


                                     FORM 10-Q/A


                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934



      For Quarter Ended  January 22, 1995  Commission File No. 1-9390
                         ----------------                      ------


                                  FOODMAKER, INC.
-------------------------------------------------------------------------------
              (Exact name of registrant as specified in its charter)




         DELAWARE                                             95-2698708
-------------------------------------------------------------------------------
(State of Incorporation)                                  (I.R.S. Employer
                                                         Identification No.)



   9330 BALBOA AVENUE, SAN DIEGO, CA                             92123
-------------------------------------------------------------------------------
(Address of principal executive offices)                       (Zip Code)


      Registrant's telephone number, including area code  (619) 571-2121
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

                      FOODMAKER, INC. AND SUBSIDIARIES

                   UNAUDITED CONSOLIDATED BALANCE SHEETS
                               (In thousands)

                                                January 22,       October 2,
                                                    1995             1994
                                                 ----------       ---------
                                   ASSETS

Current assets:
  Cash  . . . . . . . . . . . . . . . . . . . . . $ 21,101        $ 35,965
  Receivables . . . . . . . . . . . . . . . . . .   27,667          31,167
  Inventories . . . . . . . . . . . . . . . . . .   28,051          25,319
  Prepaid expenses. . . . . . . . . . . . . . . .   10,966          15,035
                                                   -------         -------
     Total current assets . . . . . . . . . . . .   87,785         107,486
                                                   -------         -------
Investment in FRI . . . . . . . . . . . . . . . .       --          57,188
                                                   -------         -------
Trading area rights . . . . . . . . . . . . . . .   62,085          62,932
                                                   -------         -------
Lease acquisition costs . . . . . . . . . . . . .   25,295          27,660
                                                   -------         -------
Other assets. . . . . . . . . . . . . . . . . . .   44,723          46,041
                                                   -------         -------
Property at cost. . . . . . . . . . . . . . . . .  580,517         574,585
  Accumulated depreciation and amortization . . . (142,481)       (135,607)
                                                   -------         -------
                                                   438,036         438,978
                                                   -------         -------

     TOTAL. . . . . . . . . . . . . . . . . . . . $657,924        $740,285
                                                   =======         =======

                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Current maturities of long-term debt. . . . . . $  1,326        $  1,346
  Accounts payable. . . . . . . . . . . . . . . .   32,160          36,915
  Accrued expenses. . . . . . . . . . . . . . . .  102,683         101,121
  Income taxes payable. . . . . . . . . . . . . .    8,420           8,148
                                                   -------         -------
     Total current liabilities. . . . . . . . . .  144,589         147,530
                                                   -------         -------
Deferred income taxes . . . . . . . . . . . . . .    5,062           5,062
                                                   -------         -------
Long-term debt, net of current maturities . . . .  440,487         447,822
                                                   -------         -------
Other long-term liabilities . . . . . . . . . . .   40,004          39,820
                                                   -------         -------
Stockholders' equity:
  Common stock. . . . . . . . . . . . . . . . . .      403             401
  Capital in excess of par value. . . . . . . . .  280,857         280,837
  Accumulated deficit . . . . . . . . . . . . . . (239,015)       (166,724)
  Treasury stock. . . . . . . . . . . . . . . . .  (14,463)        (14,463)
                                                   -------         -------
  Total stockholders' equity. . . . . . . . . . .   27,782         100,051
                                                   -------         -------
     TOTAL. . . . . . . . . . . . . . . . . . . . $657,924        $740,285
                                                   =======         =======
                See accompanying notes to financial statements.

                      FOODMAKER, INC. AND SUBSIDIARIES

                UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS
                    (In thousands, except per share data)



                                                   Sixteen Weeks Ended
                                                ---------------------------
                                                January 22,      January 23,
                                                    1995            1994
                                                 ----------       ---------
Revenues:
  Restaurant sales. . . . . . . . . . . . . . . . $227,613        $334,363
  Distribution sales. . . . . . . . . . . . . . .   55,259          34,876
  Franchise rents and royalties . . . . . . . . .    9,940          10,998
  Other . . . . . . . . . . . . . . . . . . . . .      868           1,337
                                                   -------         -------
                                                   293,680         381,574
                                                   -------         -------
Costs and expenses:
  Costs of revenues:
     Restaurant costs of sales. . . . . . . . . .   64,023          95,919
     Restaurant operating costs . . . . . . . . .  131,040         201,506
     Costs of distribution sales. . . . . . . . .   54,133          33,283
     Franchised restaurant costs. . . . . . . . .    6,822           7,264
  Selling, general and administrative . . . . . .   36,998          33,049
  Equity in loss of FRI . . . . . . . . . . . . .   57,188               -
  Interest expense. . . . . . . . . . . . . . . .   15,267          18,408
                                                   -------         -------
                                                   365,471         389,429
                                                   -------         -------
Loss before income taxes. . . . . . . . . . . . .  (71,791)         (7,855)

Income taxes (benefit). . . . . . . . . . . . . .      500          (3,456)
                                                   -------         -------
Net loss. . . . . . . . . . . . . . . . . . . . . $(72,291)       $ (4,399)
                                                   =======         =======
Net loss per share - primary
     and fully diluted. . . . . . . . . . . . . . $  (1.87)       $   (.11)
                                                   =======         =======
Weighted average shares outstanding . . . . . . .   38,675          38,398

                See accompanying notes to financial statements.

                      FOODMAKER, INC. AND SUBSIDIARIES

               UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS
                               (In thousands)



                                                   Sixteen Weeks Ended
                                                ---------------------------
                                                January 22,      January 23,
                                                    1995            1994
                                                 ----------       ---------
Cash flows from operations:
  Net loss. . . . . . . . . . . . . . . . . . . . $(72,291)       $ (4,399)
  Non-cash items included above:
     Depreciation and amortization. . . . . . . .   11,477          17,971
     Equity in loss of FRI. . . . . . . . . . . .   57,188               -
  Decrease in receivables . . . . . . . . . . . .    3,500           2,088
  Increase in inventories . . . . . . . . . . . .   (2,732)         (1,708)
  Decrease in prepaid expenses. . . . . . . . . .    4,069           8,724
  Increase (decrease) in accounts payable . . . .   (4,755)          8,382
  Increase (decrease) in accrued expenses . . . .    1,851         (20,402)
                                                   -------         -------
     Cash flows provided (used) by operations . .   (1,693)         10,656
                                                   -------         -------

Cash flows from investing activities:
  Additions to property and equipment . . . . . .   (8,226)        (19,902)
  Dispositions of property and equipment. . . . .      867             649
  Increase in trading area rights . . . . . . . .        -             (96)
  Decrease (increase) in other assets . . . . . .    1,354         (31,022)
                                                   -------         -------
     Cash flows used in investing activities. . .   (6,005)        (50,371)
                                                   -------         -------

Cash flows from financing activities:
  Borrowings under revolving bank loans . . . . .        -           5,000
  Principal repayments under revolving bank loans        -         (28,000)
  Proceeds from issuance of long-term debt. . . .        -          74,685
  Principal payments on long-term debt,
     including current maturities . . . . . . . .   (7,355)        (11,213)
  Increase (decrease) in accrued interest . . . .      167            (471)
  Proceeds from issuance of common stock. . . . .       22             278
                                                   -------         -------
  Net proceeds from sale and leaseback
     transactions . . . . . . . . . . . . . . . .        -           7,118
                                                   -------         -------
     Cash flows provided (used) by
        financing activities. . . . . . . . . . .   (7,166)         47,397
                                                   -------         -------

Net increase (decrease) in cash and
     cash equivalents . . . . . . . . . . . . . . $(14,864)       $  7,682
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

    Summarized financial information for FRI's quarter ended December 25, 1994, follows (in thousands):

          Sales. . . . . . . . . . . . . . . . . . . . . . $270,082
                                                            -------
          Costs of sales . . . . . . . . . . . . . . . . .   75,749
          Operating costs. . . . . . . . . . . . . . . . .  179,418
          General and administrative expense . . . . . . .   15,356
          Interest expense . . . . . . . . . . . . . . . .   13,797
          Write-down of goodwill . . . . . . . . . . . . .  144,780
                                                            -------
          Loss before income tax provision . . . . . . . . (159,018)
          Income taxes (benefit) . . . . . . . . . . . . .     (537)
                                                             ------
          Net Loss . . . . . . . . . . . . . . . . . . . .$(158,481)
                                                            =======

    As a result of negative publicity regarding the nutritional value of Mexican food, and resulting sales declines, FRI's management determined that it would be unlikely that the company would recover the goodwill of its Chi-Chi's Mexican Restaurantes and accordingly recorded a $144.8 million charge for the write-down of goodwill.

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

                      FOODMAKER, INC. AND SUBSIDIARIES

        MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL INFORMATION


RESULTS OF OPERATIONS
---------------------
    All comparisons under this heading between 1995 and 1994, unless otherwise indicated, refer to the 16-week periods ended January 22, 1995 and January 23, 1994, respectively. On January 27, 1994, the Company contributed its entire Chi-Chi's Mexican restaurant chain ("Chi-Chi's") to Family Restaurants, Inc. ("FRI") in exchange for an approximate 39% interest in FRI and other consideration including cash and debt assumption as described in
Note 3 to the consolidated financial statements. The consolidated statements of operations, therefore, include Chi-Chi's results of operations for only the 16 weeks ended in January 1994.

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

    The Company recorded in 1995 a loss relating to its 39% equity in FRI of $57.2 million, most of which was the result of the complete write-down of the Company's investment in FRI due to the write-off by FRI of the goodwill attributable to Chi-Chi's Mexican Restaurantes. The Company acquired its interest in FRI subsequent to the first quarter of 1994. See Note 3 to the financial statements.

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

FINANCIAL CONDITION
-------------------
    The Company's primary sources of liquidity are expected to be cash flows from operations, the revolving bank credit facility described below and the sale and leaseback of restaurant properties. An additional potential source of liquidity is the conversion of Company-operated Jack In The Box restaurants to franchised restaurants. The Company requires capital principally to construct new restaurants, to maintain, improve and refurbish existing restaurants, and for general corporate purposes.

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
          10.1        Second Amendment dated as of January 24, 1995 to the
                      Revolving Credit Agreement dated as of July 26, 1994 among Foodmaker, Inc. and the Banks and Agents, as defined therein (1)

          10.2 Third Amendment dated as of February 15, 1995 to the Revolving Credit Agreement dated as of July 26, 1994 among Foodmaker, Inc. and the Banks and Agents, as defined therein (1)

            27        Financial Data Schedule (included only with electronic
                      filing)
            ----------------------

            (1) Previously filed and incorporated herein by reference from registrant's Quarterly Report on Form 10-Q for the quarter ended January 22, 1995

    (b)   Reports on Form 8-K - None

                              SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this amended report to be signed on its behalf by the undersigned thereunto duly authorized and in the capacities indicated.


                      FOODMAKER, INC.


                  By:  ROBERT L. SUTTIE
                       ---------------------------
                       Robert L. Suttie
                       Vice President, Controller
                       and Chief Accounting Officer
                       (Duly Authorized Signatory)



Date: March 31, 1995