Form 10-K/A
period 1994-10-02
FOODMAKER INC /DE/
filed 1995-04-14
CIK 807882

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549

                                   FORM 10-K/A
                                   -----------

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

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

     THE FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULES OF
     FOODMAKER FOR THE YEAR ENDED OCTOBER 2, 1994 FILED WITH THIS
     AMENDMENT ARE UNCHANGED FROM THOSE PREVIOUSLY FILED.  THE COMPANY
     HAS ALSO PREVIOUSLY FILED ITS QUARTERLY REPORT ON FORM 10-Q FOR
     THE PERIOD ENDED JANUARY 22, 1995. THE SOLE PURPOSE OF THIS AMENDMENT TO FOODMAKER'S ANNUAL REPORT ON FORM 10-K IS THE INCLUSION OF FAMILY RESTAURANTS, INC. FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULES FOR ITS FISCAL YEAR ENDED DECEMBER 25, 1994 UNDER ITEM 14(d).

ITEM 14(a)(1) Financial Statements. See the index to consolidated financial statements and Schedules on page F-1 of this report.

ITEM 14(a)(2) Financial Statement Schedules. See the index to consolidated financial statements and Schedules on page F-1 of this report.

ITEM 14(a)(3)  Exhibits.

Number      Description
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

10.1        Revolving Credit Agreement dated as of July 26, 1994, among
            Foodmaker, Inc. and the Banks and Agents, as defined therein(9)
10.1.1      First Amendment dated as of December 14, 1994 to the Revolving
            Credit Agreement dated as of July 26, 1994 among Foodmaker, Inc.
            and the Banks and Agents, as defined therein(9)
10.2        Purchase Agreements dated as of January 22, 1987 between Foodmaker,
            Inc. and FFCA/IIP 1985 Property Company and FFCA/IIP 1986 Property
            Company(1)
10.3        Land Purchase Agreements dated as of February 18, 1987, by and between Foodmaker, Inc. and FFCA/IPI 1984 Property Company and
            FFCA/IPI 1985 Property Company and Letter Agreement relating thereto(1)
10.4        1992 Employee Stock Incentive Plan(5)
10.5        Capital Accumulation Plan for Executives(3)
10.6        Supplemental Executive Retirement Plan(3)
10.7        Foodmaker Performance Bonus Plan(7)
10.8        Memorandom of Agreement with Gibbons, Goodwin, van Amerongen dated
            December 6, 1991(8)
21          Subsidiaries(3)
23.1        Consent of KPMG Peat Marwick LLP
23.2        Consent of Deloitte & Touche LLP
27          Financial Data Schedule (included only with electronic filing)(9)
- --------------
  (1) Previously filed and incorporated herein by reference from registrant's Registration Statement on Form S-1 (No. 33-10763) filed February 24, 1987.
  (2)  Previously filed and incorporated herein by reference from Amendment
       No. 2 to registrant's Registration Statement on Form S-1 (No. 33-27670) filed June 30, 1989.
  (3) Previously filed and incorporated herein by reference from registrant's Annual Report on Form 10-K for the fiscal year ended September 30, 1990.
  (4)  Previously filed and incorporated herein by reference from Amendment
       No. 1 to registrant's Registration Statement on Form S-1 (No. 33-44198) filed February 3, 1992.
  (5) Previously filed and incorporated herein by reference from registrant's Quarterly Report on Form 10-Q for the quarter ended
       January 19, 1992.
  (6) Previously filed and incorporated herein by reference from registrant's Quarterly Report on Form 10-Q for the quarter ended
       April 12, 1992.
  (7) Previously filed and incorporated herein by reference from registrant's Annual Report on form 10-K for the fiscal year ended September 27, 1992.
  (8) Previously filed and incorporated herein by reference from registrant's Quarterly Report on Form 10-Q for the quarter ended April 11, 1993.
  (9) Previously filed and incorporated herein by reference from registrant's Annual Report on Form 10-K for the fiscal year ended October 2, 1994.

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

                                  SIGNATURE


     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this amended report to be signed on its behalf by the undersigned duly authorized and in the capacities indicated.


                                FOODMAKER, INC.

                             By:ROBERT L. SUTTIE
                                ------------------------------
                                Robert L. Suttie
                                Vice President, Controller
                                and Chief Accounting Officer
                                (Duly Authorized Signatory)




Date: April 13, 1995
                                     -21-

          INDEX TO CONSOLIDATED FINANCIAL STATEMENTS AND SCHEDULES


Foodmaker, Inc and Subsidiaries Consolidated Financial Statements for the 52-week period ended October 2, 1994, the 53-week period ended October 3, 1993 and the 52-week period ended September 27, 1992.
                                                                 Page
                                                                 ----

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


Foodmaker, Inc. and Subsidiaries Financial Statement Schedules for each of the three years ended October 2, 1994.

     Independent Auditors' Report on Schedules and Consent. . . . F-23

     Schedule V - Property and Equipment. . . . . . . . . . . . . F-24

     Schedule VI - Accumulated Depreciation and Amortization
                   of Property and Equipment. . . . . . . . . . . F-25

     Schedule X - Supplementary Income Statement Information. . . F-26


Family Restaurants, Inc. and Subsidiaries Consolidated Financial Statements and Schedules for the one month ended January 26, 1994, the eleven months ended December 25, 1994 and each of the two years in the period ended December 26, 1993.

     Independent Auditors' Reports. . . . . . . . . . . . . . . . F-27
     Consolidated Balance Sheets as of December 25, 1994
          and December 26, 1993 . . . . . . . . . . . . . . . . . F-29
     Consolidated Statements of Operations. . . . . . . . . . . . F-30
     Consolidated Statements of Common Stockholders' Deficit. . . F-31
     Consolidated Statements of Cash Flows. . . . . . . . . . . . F-32
     Notes to Consolidated Financial Statements . . . . . . . . . F-34
     Schedule VIII - Valuation and Qualifying Accounts. . . . . . F-54

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

                          INDEPENDENT AUDITORS' REPORT

Board of Directors
Family Restaurants, Inc.:

         We have audited the accompanying consolidated balance sheet of Family Restaurants, Inc. and its subsidiaries as of December 25, 1994, and the related consolidated statements of operations, common stockholders' deficit and cash flows for the one month ended January 26, 1994 (Predecessor Company) and the eleven months ended December 25, 1994 (Successor Company). In connection with our audit of the consolidated financial statements, we also audited the financial statement schedule as listed in the accompanying index. These consolidated financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on the consolidated financial statements and financial statement schedule based on our audit.

         We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

         In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Family Restaurants, Inc. and its subsidiaries at December 25, 1994, and the results of their operations and their cash flows for the one month ended January 26, 1994 (Predecessor Company) and the eleven months ended December 25, 1994 (Successor Company) in conformity with generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information shown therein.

         As discussed in Notes 1 and 2 to the consolidated financial statements, the Company commenced a Chapter 11 bankruptcy case on November 23, 1993, which was confirmed by the United States Bankruptcy Court for the District of Delaware on January 7, 1994. Accordingly, the accompanying consolidated financial statements have been prepared in conformity with AICPA Statement of Position 90-7, "Financial Reporting for Entities in Reorganization and the Bankruptcy Code." As a result, the Successor Company's December 25, 1994 consolidated balance sheet is not comparable to the Predecessor Company's December 26, 1993 consolidated balance sheet since it reports the financial position of the reorganized entity.


KPMG PEAT MARWICK LLP


Orange County, California
March 15, 1995, except as to
     the ninth paragraph of
     note 10 to the consolidated
     financial statements, which is
     as of March 24, 1995

                          INDEPENDENT AUDITORS' REPORT


Family Restaurants, Inc.:

         We have audited the accompanying consolidated balance sheet of Family Restaurants, Inc. and its subsidiaries as of December 26, 1993, and the related consolidated statements of operations, common stockholders' deficit and cash flows for each of the two years in the period ended December 26, 1993. Our audits also included the financial statement schedule listed in the Index at
Item 14. The consolidated financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on the consolidated financial statements and the financial statement schedule based on our audits.

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

         In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Family Restaurants, Inc. and its subsidiaries at December 26, 1993, and the results of their operations and their cash flows for each of the two years in the period ended December 26, 1993 in conformity with generally accepted accounting principles. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information shown therein.

         As discussed in Notes 1 and 2, the Company commenced a Chapter 11 bankruptcy case on November 23, 1993, which was confirmed by the United States Bankruptcy Court for the District of Delaware on January 7, 1994. Accordingly, the accompanying consolidated financial statements have been prepared in conformity with AICPA Statement of Position 90-7, "Financial Reporting for Entities in Reorganization and the Bankruptcy Code."


DELOITTE & TOUCHE LLP


Costa Mesa, California
March 22, 1994

                            FAMILY RESTAURANTS, INC.

                          CONSOLIDATED BALANCE SHEETS
                      (in thousands except share amounts)

                                                           Successor       Predecessor
                                                            Company          Company
                                                          December 25,     December 26,
                                                              1994             1993
                                                         -------------    -------------
                        ASSETS

Current assets:
  Cash and cash equivalents                              $       8,239    $       9,310
  Restricted cash                                                1,850            1,867
  Collateral deposit                                                 0           38,688
  Receivables                                                   11,831           10,920
  Inventories                                                   12,916           10,849
  Other current assets                                           8,179            5,475
                                                         -------------    -------------
    Total current assets                                        43,015           77,109

Property and equipment, net                                    445,354          235,516
Reorganization value in excess of amounts
  allocable to identifiable assets, net                        197,581                0
Goodwill, net                                                        0           26,678
Property held for sale                                             339            7,122
Other assets                                                    48,309           20,152
                                                         -------------    -------------
                                                         $     734,598    $     366,577
                                                         =============    =============

     LIABILITIES AND COMMON STOCKHOLDERS' DEFICIT

Current liabilities:
  Note payable to Marriott                               $           0    $      12,719
  Loan payable to Grace                                              0            2,900
  Current portion of long-term debt, including
    capitalized lease obligations                                6,754            5,981
  Accounts payable                                              41,999           38,363
  Self-insurance reserves                                       50,692           36,778
  Other accrued liabilities                                     96,426           74,049
  Income taxes payable                                           2,625            1,528
                                                         -------------    -------------
    Total current liabilities                                  198,496          172,318

Liabilities subject to settlement under reoganization
  proceedings                                                        0          320,194
Other long-term liabilities                                      6,866            3,124
Long-term debt, including capitalized lease
  obligations, less current portion                            536,495           78,658

12% redeemable cumulative exchangeable preferred
  stock subject to settlement under reorganization
  proceedings - non-voting, authorized 3,000,000
  shares; issued and outstanding 1,544,237 shares
  in 1993                                                            0          183,921

Common stockholders' deficit:
  Class D common stock - authorized 1,040,000 shares,
    par value $.01, 468,341 shares issued in 1993                    0                4
  Common stock - authorized 1,500,000 shares,
    par value $.01, 997,277 shares issued in 1994                   10                0
  Additional paid-in capital                                   159,554           23,481
  Notes receivable from stockholders                            (2,947)               0
  Accumulated deficit                                         (163,876)        (415,066)
  Less treasury stock, at cost (29,150 shares in 1993)               0              (57)
                                                         -------------    -------------
                                                         $     734,598    $     366,577
                                                         =============    =============

          See accompanying notes to consolidated financial statements.

                            FAMILY RESTAURANTS, INC.

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                        (in thousands, except per share
                            and shares outstanding)

                                                Successor
                                                 Company                 Predecessor Company
                                             --------------  ------------------------------------------
                                              Eleven Months    One Month        For the Years Ended
                                                  Ended          Ended     ----------------------------
                                              December 25,    January 26,   December 26,   December 28,
                                                  1994           1994           1993           1992
                                             --------------  ------------  -------------  -------------
Sales                                        $    1,048,674  $     64,741  $     884,910  $     930,069
                                             --------------  ------------  -------------  -------------
Product cost                                        293,413        19,184        259,512        276,020
Payroll and related costs                           377,569        24,780        331,747        352,841
Occupancy and other operating expenses              243,147        13,712        197,797        211,332
Depreciation and amortization                        48,646         2,800         32,224         50,538
General and administrative expenses                  49,059         4,071         44,164         48,376
Interest expense, net                                51,419         4,097         50,276         45,582
Loss (gain) on disposition of
  properties, net                                     5,685           (12)         4,916          7,786
Provision for divestitures                                0             0         10,400         27,871
Write-down of goodwill                              144,780             0              0        107,175
Debt restructuring costs                                  0             0          4,239          1,072
                                             --------------  ------------  -------------  -------------
  Total costs and expenses                        1,213,718        68,632        935,275      1,128,593
                                             --------------  ------------  -------------  -------------
Loss before reorganization items,
  income tax provision, extraordinary
  item and cumulative effect of a
  change in accounting principle                   (165,044)       (3,891)       (50,365)      (198,524)
                                             --------------  ------------  -------------  -------------
Reorganization items:
  Professional fees                                       0        (4,250)             0              0
  Payment to Grace                                        0       (15,000)             0              0
  Other                                                   0        (3,029)        (1,091)             0
  Fresh start adjustment                                  0       501,706              0              0
                                             --------------  ------------  -------------  -------------
    Total reorganization items                            0       479,427         (1,091)             0
                                             --------------  ------------  -------------  -------------
Income (loss) before income tax provision,
  extraordinary item and cumulative effect
  of a change in accounting principle              (165,044)      475,536        (51,456)      (198,524)

Income tax provision                                  1,773            55            658            721
                                             --------------  ------------  -------------  -------------

Income (loss) before extraordinary item
  and cumulative effect of a change in
  accounting principle                             (166,817)      475,481        (52,114)      (199,245)

Extraordinary gain on extinguishment
  of debt                                             2,941        72,561              0              0

Cumulative effect on prior years (to
  December 30, 1991) of adopting SFAS 109                 0             0              0           (667)
                                             --------------  ------------  -------------  -------------
Net income (loss)                                  (163,876)      548,042        (52,114)      (199,912)
Preferred dividends                                       0        (1,698)       (20,232)       (17,737)
                                             --------------  ------------  -------------  -------------
Net income (loss) attributable to
  common shares                              $     (163,876) $    546,344  $     (72,346) $    (217,649)
                                             ==============  ============  =============  =============
Net loss per common share:

  Loss before extraordinary item             $      (168.55)
  Extraordinary item                                   2.97
                                             --------------
  Net loss attributable to common shares     $      (165.58)
                                             ==============
Weighted average common shares outstanding          989,683
                                             ==============

 Net loss per common share for the Predecessor Company is not meaningful due to debt discharge, the issuance of new common stock and fresh start reporting.

          See accompanying notes to consolidated financial statements.

                            FAMILY RESTAURANTS, INC.

            CONSOLIDATED STATEMENTS OF COMMON STOCKHOLDERS' DEFICIT

           FOR THE THREE YEARS IN THE PERIOD ENDED DECEMBER 25, 1994
                                 (in thousands)


                                                                                    Notes
                                        Class A   Class D            Additional    Receivable                Treasury
                                        Common    Common    Common    Paid-in     from Stock-   Accumulated   Stock,
                                        Stock     Stock     Stock     Capital       holders       Deficit    at Cost      Total
                                       --------  --------  -------  -----------  ------------  ------------ ---------
- -----------
Balance at December 30, 1991           $      2  $      0  $     0  $    22,464  $          0  $   (125,071)$     (57) $
(102,662)
  Net loss                                    0         0        0            0             0      (199,912)        0
(199,912)
  Stock dividends on preferred
    stock                                     0         0        0            0             0       (17,737)        0
(17,737)
  Sale of treasury stock                      0         0        0            1             0             0         3
4
  Purchase of treasury stock                  0         0        0            0             0             0        (3)
(3)
  Exercise of warrants                        0         2        0          838             0             0         0
840
                                       --------  --------  -------  -----------  ------------  ------------ ---------
- -----------

Balance at December 28, 1992                  2         2        0       23,303             0      (342,720)      (57)
(319,470)
  Net loss                                    0         0        0            0             0       (52,114)        0
(52,114)
  Stock dividends on preferred
    stock                                     0         0        0            0             0       (20,232)        0
(20,232)
  Conversion of Class A Common
    Stock to Class D Common Stock            (2)        2        0            0             0             0         0
0
  Exercise of warrants                        0         0        0          102             0             0         0
102
  Exercise of stock options                   0         0        0           76             0             0         0
76
                                       --------  --------  -------  -----------  ------------  ------------ ---------
- -----------

Balance at December 26, 1993                  0         4        0       23,481             0      (415,066)      (57)
(391,638)
  Net income - one month ended
    January 26, 1994                          0         0        0            0             0       548,042         0
548,042

  Fresh start adjustments:
    Cancellation of former
      equity                                  0        (4)       0      (23,481)            0      (132,976)       57
(156,404)
    Issuance of new equity                    0         0       10      159,554        (2,947)            0         0
156,617

  Net loss - eleven months ended
    December 25, 1994                         0         0        0            0             0      (163,876)        0
(163,876)
                                       --------  --------  -------  -----------  ------------  ------------ ---------
- -----------

Balance at December 25, 1994           $      0  $      0  $    10  $   159,554  $     (2,947) $   (163,876)$       0  $
(7,259)
                                       ========  ========  =======  ===========  ============  ============ =========
===========

       See accompanying notes to consolidated financial statements.

                            FAMILY RESTAURANTS, INC.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)

                                                        Successor
                                                         Company                  Predecessor Company
                                                      -------------  --------------------------------------------
                                                      Eleven Months    One Month          For the Years Ended
                                                          Ended          Ended      -----------------------------
                                                      December 25,    January 26,    December 26,    December 28,
                                                          1994           1994            1993            1992
                                                     --------------  ------------   -------------   -------------
                                            Increase (Decrease) in Cash and Cash Equivalents
Cash flows from operating activities:
  Cash received from customers                       $    1,049,483  $     65,257   $     885,248   $    931,236
  Cash received from franchisees and licensees                7,308            84             847          4,272
  Cash paid to suppliers and employees                   (1,000,332)      (59,729)       (846,290)      (874,644)
  Interest received                                             400           136           1,437          1,564
  Interest paid                                             (28,153)         (877)        (10,088)       (29,619)
  Debt restructuring costs                                        0             0          (2,900)        (1,072)
  Income taxes received (paid)                                 (926)          157            (925)          (485)
  Charges to reserve for divestitures                        (9,434)       (1,001)           (886)             0
                                                     --------------  ------------   -------------   ------------
    Net cash provided by operating activities
      before reorganization items                            18,346         4,027          26,443         31,252

  Reorganization items:
    Professional fees                                             0        (4,250)              0              0
    Payment to Grace                                              0       (15,000)              0              0
    Other                                                         0        (3,029)         (1,091)             0
                                                     --------------  ------------   -------------   ------------
      Total reorganization items                                  0       (22,279)         (1,091)             0
                                                     --------------  ------------   -------------   ------------

    Net cash provided by (used in) operating
      activities                                             18,346       (18,252)         25,352         31,252
                                                     --------------  ------------   -------------   ------------

Cash flows from investing activities:
  Proceeds from disposal of property and equipment            6,524         1,588          18,135         11,548
  Acquisition of Chi-Chi's                                    2,478      (194,889)              0              0
  Acquisition of Marriott family restaurants                      0             0               0        (12,374)
  Capital expenditures                                      (65,618)         (779)        (20,064)       (25,881)
  Capitalized conversion costs                               (2,166)          (21)         (5,052)        (4,341)
  Other                                                      (5,385)        1,491          (3,736)        (3,424)
                                                     --------------  ------------   -------------   ------------
    Net cash used in investing activities                   (64,167)     (192,610)        (10,717)       (34,472)
                                                     --------------  ------------   -------------   ------------

Cash flows from financing activities:
  Proceeds from sale of treasury bonds                            0             0           3,412              0
  Proceeds from issuance of Notes                                 0       409,046               0              0
  Proceeds from working capital borrowings, net              59,600             0               0              0
  Payment of notes payable to Marriott, net                 (21,828)      (10,969)              0              0
  Proceeds (payment) of loan payable to Grace                     0        (2,900)          2,900              0
  Payment of debt issuance costs                                  0       (22,973)              0              0
  Reductions of long-term debt, including
    capitalized lease obligations                            (7,842)         (447)         (9,843)        (7,310)
  Cash settlement of liabilities subject to
    settlement under reorganization proceedings                   0      (279,055)              0              0
  Decrease (increase) in restricted cash and
    collateral deposit                                           17        38,688         (16,486)         6,108
  Royalty receivable sold to Grace                                0             0               0          3,835
  Proceeds from issuance of common stock, net                 1,911        92,364               0              0
  Proceeds from sale of treasury stock                            0             0               0              4
  Proceeds from exercise of warrants                              0             0             102            840
  Proceeds from exercise of stock options                         0             0              76              0
  Purchase of treasury stock                                      0             0               0             (3)
                                                     --------------  ------------   -------------   ------------
    Net cash provided by (used in) financing
      activities                                             31,858       223,754         (19,839)         3,474
                                                     --------------  ------------   -------------   ------------

Net increase (decrease) in cash and cash
  equivalents                                               (13,963)       12,892          (5,204)           254
Cash and cash equivalents at beginning of period             22,202         9,310          14,514         14,260
                                                     --------------  ------------   -------------   ------------
Cash and cash equivalents at end of period           $        8,239  $     22,202   $       9,310   $     14,514
                                                     ==============  ============   =============   ============

                            FAMILY RESTAURANTS, INC.

                                 (in thousands)

                                                           Successor
                                                            Company                  Predecessor Company
                                                         -------------  --------------------------------------------
                                                         Eleven Months    One Month          For the Years Ended
                                                             Ended          Ended       ----------------------------
                                                         December 25,    January 26,     December 26,   December 28,
                                                              1994           1994            1993           1992
                                                         --------------  ------------   -------------   ------------
                     Reconciliation of Net Income (Loss) to Net Cash Provided by Operating Activities
Net income (loss)                                        $     (163,876) $    548,042   $     (52,114)  $   (199,912)
                                                         --------------  ------------   -------------   ------------
Adjustments to reconcile net income (loss) to
  net cash provided by operating activities net
  of effects of Chi-Chi's acquisition in 1994
  and Marriott acquisition in 1992:
    Depreciation and amortization                                48,646         2,800          32,224         50,538
    Amortization of debt issuance costs                           3,006           215           2,531          1,835
    Payment of accrued interest by issuance
      of additional Junior Subordinated Notes                         0             0               0             29
    Loss (gain) on disposition of properties                      5,685           (12)          4,916          7,786
    Provision for divestitures                                        0             0          10,400         27,871
    Write-down of goodwill                                      144,780             0               0        107,175
    Fresh start adjustment                                            0      (501,706)              0              0
    Extraordinary gain on extinguishment of debt                 (2,941)      (72,561)              0              0
    Accretion of interest on Discount Notes                      11,362             0               0              0
    Accrued interest on liabilities settled under
      bankruptcy proceedings                                          0         3,113               0              0
    Cumulative effect on prior years of
      adopting SFAS 109                                               0             0               0            667
    (Increase) decrease in receivables                              697            54          (3,757)           554
    (Increase) decrease in inventories                             (552)          394           5,209          1,717
    (Increase) decrease in other current assets                    (566)          358          (2,331)           459
    Increase (decrease) in accounts payable                     (14,611)        1,096          (3,925)         8,706
    Increase (decrease) in self-insurance reserves                1,526          (386)         (5,235)         4,367
    Increase (decrease) in other accrued liabilities             (6,223)        1,130          38,587         19,224
    Charges to reserve for divestitures                          (9,434)       (1,001)           (886)             0
    Increase (decrease) in income taxes payable                     847           212            (267)           236
                                                         --------------  ------------   -------------   ------------
      Total adjustments                                         182,222      (566,294)         77,466        231,164
                                                         --------------  ------------   -------------   ------------
Net cash provided by (used in) operating
  activities                                             $       18,346  $    (18,252)  $      25,352   $     31,252
                                                         ==============  ============   =============   ============

Supplemental schedule of investing activities:

The components of acquisition of Chi-Chi's in 1994 are as follows:

         Current assets                                  $       (7,730)
         Property and equipment                                (153,731)
         Goodwill                                              (149,376)
         Other assets                                           (13,908)
         Current liabilities                                     59,324
         Other long-term liabilities                              5,975
         Long-term debt assumed                                   4,694
         Issuance of common stock                                62,341
                                                         --------------
                                                         $     (192,411)
                                                         ==============

The components of acquisition of Marriott family restaurants in 1992 are as follows:

         Current assets                                  $       (1,123)
         Property and equipment                                 (68,076)
         Other assets                                            (1,327)
         Current liabilities                                     13,084
         Long-term debt incurred                                 21,828
         Issuance of preferred stock                             23,240
                                                         --------------
         Cash portion of purchase price                  $      (12,374)
                                                         ==============

Supplemental schedule of noncash investing and financing activities:

Common stockholders' deficit was increased by $20,232,000 and $17,737,000 in 1993 and 1992, respectively, for stock dividends on preferred stock.

Disclosure of accounting policy:

The Company considers all highly liquid debt instruments purchased with a maturity of three months or less to be cash equivalents.

          See accompanying notes to consolidated financial statements.

                            FAMILY RESTAURANTS, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

       FOR EACH OF THE THREE YEARS IN THE PERIOD ENDED DECEMBER 25, 1994


NOTE 1 - ORGANIZATION AND BASIS OF PRESENTATION:

         Family Restaurants, Inc. (formerly known as The Restaurant Enterprises Group, Inc.), incorporated in Delaware in 1986, is primarily engaged in the operation of full-service restaurants throughout the United States through its subsidiaries. As used in these consolidated financial statements, the term "Company" refers to Family Restaurants, Inc. together with its subsidiaries.

         Reference to the "Predecessor Company" refers to The Restaurant Enterprises Group, Inc. and its consolidated subsidiaries (not including Chi-Chi's) with respect to information relating to periods prior to January 27, 1994 included herein, and reference to the "Successor Company" refers to Family Restaurants, Inc. and its consolidated subsidiaries, giving effect to the Acquisition and related transactions and the Strategic Divestment Program, each as described below, with respect to information about events occurring upon completion of or after the Acquisition.

         At December 25, 1994, the Company operated 702 restaurants located in 34 states, with 52% of its restaurants located in California. Additionally, as of December 25, 1994, the Company was the licensor of 231 full-service restaurants in Japan and South Korea, the franchisor of five family restaurants and five Mexican restaurants in the United States and the franchisor of 21 Mexican restaurants outside the United States.

         The consolidated financial statements of the Predecessor Company were prepared on a going concern basis, which contemplated continuity of operations, realization of assets and liquidation of liabilities in the ordinary course of business. While the Prepackaged Plan Chapter 11 cases were in process, the Company continued in possession of its properties and operated and managed its business as a debtor-in-possession pursuant to the Bankruptcy Code. The Company applied the provisions of the American Institute of Certified Public Accountants Statement of Position 90-7, "Financial Reporting by Entities in Reorganization Under the Bankruptcy Code" ("SOP 90-7"), in the December 26, 1993 and December 28, 1992 consolidated financial statements. The Company's
12 1/4% Senior Subordinated Notes (the "Old Senior Subordinated Notes") and
12 3/4% Subordinated Notes (the "Old Subordinated Notes" and, together with the Old Senior Subordinated Notes, the "Old Notes") were in default in accordance with the terms of the applicable debentures at December 26, 1993. In accordance with SOP 90-7, those liabilities and obligations whose disposition was dependent upon the outcome of the Prepackaged Plan Chapter 11 cases were segregated and classified as "Liabilities subject to settlement under reorganization proceedings" in the consolidated balance sheet at December 26, 1993 (see Note 10). Likewise, the 12% redeemable cumulative exchangeable preferred stock was also dependent upon the outcome of the Prepackaged Plan Chapter 11 cases and was classified as "12% redeemable cumulative exchangeable preferred stock subject to settlement under reorganization proceedings" in the consolidated balance sheet at December 26, 1993. On January 7, 1994, the Company's Prepackaged Plan was confirmed by the bankruptcy court (see Note 2).

         Pursuant to SOP 90-7, the Company qualified for fresh start reporting as of January 27, 1994. Under this concept, all assets and liabilities are restated to current value of the reorganized entity, which approximates the Company's fair value at the date of reorganization. The Company obtained an appraisal of the assets and liabilities of the Successor Company. This appraisal determined the reorganization value (i.e., fair value) of the assets and liabilities of the Successor Company. The Company utilized the results of this appraisal to implement fresh start reporting, which, along with adjustments of $(2,561,000) to current assets, $24,804,000 to property and equipment, $(26,646,000) to goodwill, $(2,795,000) to other assets, $5,455,000 to current liabilities, $4,062,000 to long-term debt and $(3,124,000) to other long-term liabilities, resulted in reorganization value in excess of amounts allocable to identifiable assets of $203,854,000 at January 27, 1994. This amount is being amortized over 30 years.

         The accumulated deficit of the Predecessor Company was eliminated as required by fresh start reporting; additionally, the statement of operations for the one month ended January 26, 1994 reflects the effects of the forgiveness of debt resulting from confirmation of the plan of reorganization and the effects of adjustments to restate assets and liabilities to reflect the reorganization value of the Successor Company. As such, the consolidated balance sheet of the Company as of December 25, 1994 and the accompanying consolidated statement of operations for the eleven months then ended represent that of the Successor Company which, in effect, is a new entity with assets, liabilities and a capital structure having carrying values not comparable with prior periods. The accompanying consolidated balance sheet as of December 26, 1993 and the consolidated statements of operations for the two years in the period then ended and for the one month ended January 26, 1994 represent that of the Predecessor Company.

NOTE 2 - THE ACQUISITION:

         On January 27, 1994 (the "Closing Date"), Apollo FRI Partners, L.P. ("Apollo"), Green Equity Investors, L.P. ("GEI") and Foodmaker, Inc. ("Foodmaker") acquired approximately 98% of the outstanding common stock of the Company (the "Acquisition"). The Acquisition involved the following components and related transactions, all of which (unless otherwise noted) were consummated on the Closing Date:

         New Equity Investment. Apollo, GEI, Foodmaker and certain officers of the Company made the $154.7 million New Equity

Investment in the Company pursuant to the Acquisition Agreement, dated as of October 15, 1993, among the Company, Apollo, GEI, Foodmaker and Chi-Chi's (as amended, the "Acquisition Agreement") and the Employee Stock Purchase (as defined below). Apollo purchased 389,634 shares of the Company's common stock, par value $.01 per share (the "Common Stock") (constituting 40.0% of the Common Stock outstanding immediately following the Closing Date) for $62.3 million in cash and GEI purchased 179,831 shares of Common Stock (constituting 18.4% of the Common Stock outstanding immediately following the Closing Date) for $28.8 million in cash. Foodmaker acquired 389,634 shares of Common Stock (constituting 40.0% of the Common Stock outstanding immediately following the Closing Date, with a value of $62.3 million) in the Chi-Chi's Merger. Certain officers of the Company purchased 15,625 shares of Common Stock in the Employee Stock Purchase (as defined below).

         Chi-Chi's Merger. The Company acquired Chi-Chi's, a wholly-owned subsidiary of Foodmaker and the operator, directly or indirectly through its subsidiaries, or franchisor of 235 full-service Mexican restaurants, the largest chain of such restaurants in the United States based upon both number of restaurants and annual revenues. This acquisition was accounted for under the purchase method. The Chi-Chi's Merger occurred through a merger of a newly-formed subsidiary of the Company with Chi-Chi's. Pursuant to the Acquisition Agreement, Foodmaker received (a) $205.0 million in cash, less the principal amount of capital leases and the face amount of certain indebtedness of Chi-Chi's (including certain Chi-Chi's debentures which were defeased immediately following consummation of the Chi-Chi's Merger) existing or assumed by the Company in connection with the Chi-Chi's Merger, (b) 389,634 shares of Common Stock and (c) a warrant to purchase, at an aggregate exercise price of $26.7 million, 111,111 shares of Common Stock (constituting 10% of the Common Stock outstanding assuming the full exercise thereof) (the
"Foodmaker Warrant"). The Foodmaker Warrant expires on February 1, 1999. Pro forma financial statements for the Chi- Chi's Merger have not been presented as such merger was a component of the Acquisition, and pro forma financial statements reflecting only this component of the Acquisition would not be meaningful.

         Credit Facility. The Company, FRI-M Corporation (formerly known as REG-M Corp.), a wholly-owned subsidiary of the Company (the "Borrower"), and certain subsidiaries of the Borrower (the "Subsidiary Guarantors") entered into the Credit Facility on the Closing Date. The Credit Facility is a $150.0 million five-year fully revolving credit facility with a $100.0 million sub-limit for standby letters of credit and is used for general corporate purposes, including working capital and capital expenditures. The letter of credit availability under the Credit Facility replaced the Amended and Restated Letter of Credit Procurement Facility (the "Old L/C Facility") with W. R. Grace & Co.-Conn. ("Grace"), which was terminated on the Closing Date. Borrowings under the Credit Facility are made by the Borrower. Such borrowings are guaranteed by the Company and the Subsidiary Guarantors and are secured by substantially all of the assets of such subsidiaries and by a pledge of the stock of the Borrower and the Subsidiary Guarantors.

         Prepackaged Plan. The Company and REG-M Corp. commenced Chapter 11 cases on November 23, 1993 after receiving acceptances of their prepackaged joint plan of reorganization (the "Plan") from 100% of the holders of the Old Notes and Preferred Stock (each as defined) who voted on the Plan and from holders of over 98% of the Old Common Stock (as defined) who voted on the Plan. The Plan was confirmed by the United States Bankruptcy Court for the District of Delaware on January 7, 1994. On the Closing Date, substantially all of the Company's old debt and equity securities were cancelled and extinguished through consummation of the Plan and holders thereof received cash distributions (the "Cash Distributions") as follows. For each $1,000 principal amount of 12 1/4% Senior Subordinated Notes due 1996 (the "Old Senior Subordinated Notes"), holders received $939.26 in cash plus an additional cash amount equal to interest accrued on $939.26 from May 19, 1993 to the Closing Date at a rate equal to 10.05% per annum (the weighted average of the yields to maturity of the Notes at the time they were issued) (the "Accrual Rate"). For each $1,000 principal amount of 12 3/4% Subordinated Notes due 1998 (the "Old Subordinated Notes" and, together with the Old Senior Subordinated Notes, the "Old Notes"), holders received $646.18 in cash plus an additional cash amount equal to interest accrued on $646.18 from May 19, 1993 to the Closing Date at the Accrual Rate. For each share of 12% Cumulative Exchangeable Preferred Stock (the "Preferred Stock"), holders received $17.88 in cash and for each share of Class D Common Stock (the "Old Common Stock"), holders received $.50 in cash.

         Employee Stock Purchase and Management Incentive Plan. In connection with the Acquisition, the Company adopted a new management incentive plan (the "Management Incentive Plan") pursuant to which certain officers and employees of the Company were granted the right to purchase up to 40,900 shares of Common Stock (constituting up to 4.1% of the Common Stock outstanding immediately following such purchases) at $160 per share (the "Employee Stock Purchase"), the same per share price paid by Apollo and GEI in the New Equity Investment. The Employee Stock Purchase was consummated on the Closing Date with respect to certain officers (15,625 shares of Common Stock) and on May 19, 1994 and July 31, 1994 with respect to the other participants (22,552 shares of Common Stock). No more than fifty percent of the purchase price was authorized to be financed through interest-bearing resource notes payable to the Company. These notes are due on May 31, 1999, if not paid earlier by deductions from incentive compensation, and bear interest at 7%. Interest is payable every six months. The individuals who purchased Common Stock were also granted options to purchase 20,822 shares of Common Stock in the future at an exercise price of $160 per share. The Company also granted options to purchase 30,600 shares of Common Stock to approximately 820 other employees.

         Investment Agreement. Grace, Western Family Restaurants, Inc. ("Grace/Western"), an affiliate of Grace which owned 74.6% of the Old Common Stock, and the Company entered into an agreement as amended (the "Investment Agreement"), with Apollo REG, Co., GEI REG, Co. and FMI REG, Co. and Foodmaker. Under the Investment Agreement, among other things, the Company paid Grace $15.0 million on the Closing Date in consideration of Grace's undertaking to obtain written confirmation that although Grace would no longer hold an equity interest in the Company, the Company would continue to receive royalties under the Kasumi Licensing Agreement through February 4, 2010. The Kasumi Licensing Agreement expired on February 4, 1995. The Company has reached an agreement on terms to enter into a new Technical Assistance and Licensing Agreement that will expire in 2010. Grace also agreed to indemnify the Company against certain tax liabilities and with respect to certain previously divested leases.

NOTE 3 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

Fiscal year

         Previously, the Company reported results of operations based on 52 or 53 week periods ending on the last Monday in December. In 1993, the fiscal year end was changed to the last Sunday in December. The fiscal years ended December 25, 1994 and December 28, 1992 included 52 weeks, and the fiscal year ended December 26, 1993 included 52 weeks, less one day.

Principles of consolidation

         The consolidated financial statements include the accounts of the Company and all its subsidiaries. All significant intercompany balances and transactions have been eliminated.

Inventories

         Inventories consist primarily of food and liquor and are stated at the lower of cost or market. Costs are determined using the first-in, first-out
(FIFO) method.

Property and equipment

         Property and equipment are stated at cost and are depreciated on a straight-line basis over their estimated useful lives (buildings principally over 25 to 35 years and furniture, fixtures and equipment over 3 to 10 years). Leasehold improvements are amortized on a straight-line basis over the shorter of their estimated useful lives or the terms of the related leases. Property under capitalized leases is amortized over the terms of the leases using the straight-line method.

         The Company evaluates property and equipment for impairment based on a comparison of the carrying value of the assets to the sum of the estimated undiscounted cash flows expected to be generated over the estimated life of the assets.

         Losses on disposition of properties are recognized when a commitment to divest a restaurant property is made by the Company and include estimated carrying costs through the expected date of disposal.

Property held for sale

         Property held for sale is carried at estimated net realizable value.

Advertising

         Production costs of commercials and programming are charged to operations when aired. The costs of other advertising, promotion and marketing programs are charged to operations in the year incurred.

Franchise and license fees

         Initial franchise and license fees are recognized when all material services have been performed and conditions have been satisfied. Initial fees of $35,000, $35,000 and $70,000 were earned in 1994, 1993 and 1992, respectively. Monthly fees are accrued as earned based on the respective monthly sales. Such fees totalled $6,006,000 for the eleven months ended December 25, 1994 (including Chi-Chi's fees subsequent to the Acquisition), $546,000 for the one month ended January 26, 1994, $4,907,000 for 1993 and $4,815,000 for 1992 and are included as an offset to general and administrative expenses.

Reorganization value and goodwill

         Reorganization value in excess of amounts allocable to identifiable assets is amortized using the straight-line method over 30 years. Goodwill related to the Chi-Chi's Merger was amortized using the straight-line method over 30 years through the fourth quarter of 1994 when the Company wrote off its remaining goodwill balance (see Note 8). Accumulated amortization of reorganization value amounted to $6,273,000 at December 25, 1994. Accumulated amortization of the Predecessor Company's goodwill amounted to $5,703,000 at December 26, 1993.

         The Company evaluates the carrying value of its reorganization value in excess of amounts allocable to identifiable assets and the goodwill related to the Chi-Chi's Merger on an ongoing basis relying on a number of factors, including operating results, business plans, budgets and economic projections. In addition, the Company's evaluation considers non-financial data such as continuity of personnel, changes in the operating environment, name identification, competitive information and market trends. Finally, the evaluation considers changes in management's strategic direction or market emphasis. When the foregoing considerations suggest that a deterioration of the financial condition of the Company or any of its divisions has occurred, the Company measures the amount of an impairment, if any, based on the estimated fair value of the restaurant operations for each of its divisions over the remaining amortization period.

Income taxes

         Beginning in 1992, the Company has accounted for income taxes using the standards specified in Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes" (see Note 13). Prior to 1992, the Company accounted for income taxes using APB No. 11.

Loss per common share

         Loss per common share for the Successor Company is computed based on the weighted average number of shares actually outstanding. The impact of the Foodmaker Warrant and options has not been included since the impact would be antidilutive.

Reclassifications

         Certain amounts as previously reported have been reclassified to conform to the 1994 presentation.

NOTE 4 - STRATEGIC DIVESTMENT PROGRAM:

         Effective year-end 1992 109 non-strategic restaurants were designated for divestment (the "Strategic Divestment Program"). Two additional restaurants were identified for divestment in late 1993. The restaurants included 12 family restaurants, 47 traditional dinnerhouses and 52 Mexican dinnerhouses. During 1992, these restaurants had sales of $159,385,000 and losses of $7,602,000, including direct general and administrative expenses of $5,191,000. In conjunction with this divestment program, the Company recorded a provision for divestitures of $27,871,000 during the fourth quarter of 1992. This provision consisted of: (i) $2,180,000 for severance costs associated with the restaurants to be divested and (ii) $25,691,000 for the write-down to net realizable value of the property and equipment associated with such restaurants. During 1993, these restaurants had sales of $116,032,000 and losses of $8,690,000, including direct general and administrative expenses in the amount of $4,049,000. The 1993 severance costs of $886,000 were charged against the reserve for divestitures, reducing the reserve balance to $1,294,000. During the fourth quarter of 1993, an additional write-down of $1,908,000 to adjust property and equipment to net realizable value was recorded, as the Company believed that further impairment had occurred. In addition, during the fourth quarter of 1993 the reserve for severance costs was reduced by $302,000, and, since the Company reached a measurement date on December 26, 1993, it recorded a provision for future estimated operating losses for the remaining restaurants to be divested of $7,615,000, including direct general and administrative expenses of $2,383,000. During 1994, these restaurants had sales of $58,511,000 and losses of $7,434,000, including direct general and administrative expenses in the amount of $1,583,000, which were charged against the reserve for divestitures. In addition, severance costs of $617,000 were charged against the reserve for divestitures in 1994. During the third quarter of 1994, the net realizable value of the remaining assets held for sale was reduced by $2,344,000 which is included in loss on disposition of properties in the accompanying consolidated statement of operations. At December 25, 1994 and December 26, 1993, the net realizable value of the assets held for sale, consisting principally of property and equipment, was $339,000 and $7,122,000, respectively. In addition, the Company increased the reserve relating to potential shortfalls in future sublease income by $2,799,000 in the third quarter of 1994. This adjustment is also included in loss on disposition of properties.

         In recording the acquisition of Chi-Chi's, eleven poor performing restaurants were added to the Strategic Divestment Program, and reserves of
$10,758,000 were provided.   These reserves included one year's estimated
operating losses and the potential shortfall in future sublease income. During 1994, operating losses of $2,404,000 and lease termination payments of $1,439,000 were charged against these reserves.

         As of December 25, 1994, 45 properties (including seven of the Chi-Chi's restaurants) remained to be divested, of which eight were closed. Since the Strategic Divestment Program was scheduled for completion at the end of fiscal 1994, the operating results of the remaining 37 restaurants will be included in the Company's consolidated statement of operations in 1995, although many of the restaurants will continue to be marketed and sold.

NOTE 5 - RECEIVABLES:

         A summary of receivables follows:

                                                  1994         1993
                                                -------      -------
                                                   (in thousands)
         Trade, principally credit cards        $ 3,184      $ 2,389
         License and franchise fees
           and related receivables                5,113        4,174
         Receivable from Marriott
           Distribution Services                    661        1,348
         Insurance recovery receivables             323          893
         Notes receivable                           428            0
         Other                                    2,122        2,116
                                                -------      -------
                                                $11,831      $10,920
                                                =======      =======

NOTE 6 - MARRIOTT ACQUISITION:

         In early 1992, the Company consummated an agreement with Marriott Corporation and certain of its subsidiaries ("Marriott") and acquired 109 Bob's Big Boy restaurants from Marriott. The purchase price was approximately $67.9 million (excluding the impact of approximately $1.3 million for cash, inventory on hand, apportionments and purchase price adjustments mutually agreed upon by the Company and Marriott and approximately $3.0 million in acquisition costs) which was comprised of $9.9 million in cash, $34.8 million in the form of three promissory notes and $23.2 million in the form of the Company's 12% redeemable cumulative exchangeable preferred stock. One of the promissory notes was a $13 million, 240-day note (due on October 7, 1992) payable to Marriott bearing interest at the rate of 8% per annum for the first 120 days and at a rate of 10% per annum for the subsequent 120-day term (the "Marriott Note") which had been secured by the pledge to Marriott of all the outstanding capital stock of jojos California Family Restaurants, Inc. The Marriott Note was paid at the closing of the Acquisition (see Note 2). The other promissory notes held by Marriott had a balance of $21.8 million and were secured as to the payment of principal and interest by the grant to Marriott of deeds of trust on the fee properties sold to the Company by Marriott and the additional grant to Marriott of leasehold deeds of trust on certain leasehold interests assigned by Marriott to the Company. In the third quarter of 1994, the Company purchased the remaining promissory notes and related accrued interest at an 11-1/2% discount. This transaction resulted in an extraordinary gain of $2.9 million.

NOTE 7 - PROPERTY AND EQUIPMENT:

         A summary of property and equipment follows:

                                             1994            1993
                                           --------       ---------
                                                (in thousands)
         Land                              $ 55,872       $  36,836
         Buildings and improvements         293,847         252,503
         Furniture, fixtures and
           equipment                        105,340         180,803
         Projects under construction         23,296           3,976
                                           --------       ---------
                                            478,355         474,118

         Accumulated depreciation
           and amortization                 (33,001)       (238,602)
                                           --------       ---------
                                           $445,354       $ 235,516
                                           ========       =========

         Property under capitalized leases in the amount of $64,201,000 at December 25, 1994 and $85,363,000 at December 26, 1993 is included in buildings and improvements. Accumulated amortization of property under capitalized leases amounted to $7,215,000 at December 25, 1994 and $41,714,000 at December 26, 1993. Capitalized leases primarily relate to the buildings on certain restaurant properties; the land portions of these leases are accounted for as operating leases.

         Depreciation and amortization relating to property and equipment was $33,860,000 for the eleven months ended December 25, 1994, $2,359,000 for the one month ended January 26, 1994, $28,394,000 for 1993 and $46,512,000 for
1992, of which $7,451,000, $412,000, $6,213,000 and $6,447,000, respectively, was related to amortization of property under capitalized leases.

         A majority of the capitalized and operating leases have original terms of 25 years, and substantially all of these leases expire in the year 2005 or later. Most leases have renewal options. The leases generally provide for payment of minimum annual rent, real estate taxes, insurance and maintenance and, in most cases, contingent rent, calculated as a percentage of sales, in excess of minimum rent. The total amount of contingent rent under capitalized leases for the eleven months ended December 25, 1994, the one month ended January 26, 1994, and the years ended December 26, 1993 and December 28, 1992 was $4,895,000, $305,000, $5,315,000 and $5,307,000, respectively. Total rental expense for all operating leases comprised the following:

                          Eleven Months     One Month
                              Ended           Ended
                             Dec. 25,        Jan. 26,
                               1994            1994        1993        1992
                          -------------     ---------     -------     -------
Minimum rent                 $50,373          $2,153      $26,315     $33,976
Contingent rent                3,636             208        3,339       3,924
Less: Sublease rent           (5,685)           (369)      (5,035)     (4,656)
                             -------          ------      -------     -------
                             $48,324          $1,992      $24,619     $33,244
                             =======          ======      =======     =======

         At December 25, 1994, the present value of capitalized lease payments and the future minimum lease payments on noncancellable operating leases were:

                                        Capitalized      Operating
     Due in                               Leases          Leases
     ------                             -----------      ---------
                                               (in thousands)
     1995                               $ 11,423          $ 50,470
     1996                                 11,207            50,145
     1997                                 10,888            48,885
     1998                                 10,453            47,428
     1999                                  9,608            45,920
     Later years                          37,416           267,221
                                        --------          --------
     Total minimum lease payments         90,995          $510,069
                                                          ========
     Interest                            (32,197)
                                        --------
     Present value of minimum
       lease payments                   $ 58,798
                                        ========

         The future lease payments summarized above include commitments for leased properties included in the Company's divestiture program.

NOTE 8 - GOODWILL WRITE-OFF:

         Chi-Chi's reported significant sales declines in the second half of 1994 which have continued into the first quarter of 1995. These sales declines have resulted in operating performance for Chi-Chi's which is significantly lower than anticipated at the time of the Acquisition. These operating results have caused the Company to reevaluate its business strategy for the Mexican Restaurant Division, particularly Chi-Chi's. Consistent with this strategic reevaluation, the Company has revised its forecasts for the future operations of Chi-Chi's which has resulted in a significant reduction in projected future cash flows and a lower valuation of the business. The Company has determined that its projected results for Chi- Chi's would not support the future amortization of the remaining Chi-Chi's goodwill balance of $144,780,000 at December 25, 1994.

         The methodology employed to assess the recoverability of the Chi-Chi's goodwill first involved the projection of operating cash flows forward through the year 2001 and the determination of a residual factor. These projections were then discounted using an internal rate of return developed by a review of certain publicly traded restaurant companies. The Company then evaluated the recoverability of Chi-Chi's goodwill on the basis of this forecast of future operations. Based on such forecast, the cumulative discounted future cash flow was insufficient to recover the Chi-Chi's goodwill balance. Accordingly, the Company wrote off the remaining unamortized Chi-Chi's goodwill balance of $144,780,000 in the fourth quarter of 1994.

         The Company's forecast assumed that sales increases for comparable restaurants would be approximately 2.6% in 1995 and average approximately 3% during the forecast period (primarily due to price increases) and that certain poor performing restaurants would be divested by the end of 1997. No new restaurant expansion was justifiable given the poor performance achieved during 1994. Product cost inflation was projected at 1.8% through 1998 and flat thereafter. Payroll and related costs were expected to increase 3% annually based on inflation. Additionally, occupancy and other operating expenses (with the exception of rent) and general and administrative expenses were projected to increase annually at the 3% inflation rate. Rent was only projected to increase at 1% per year. The Company believed that the projected operating results based on these assumptions were the most likely scenario given Chi-Chi's operating performance and recent negative comparable sales trends and the Company's current plans.

NOTE 9 - OTHER ASSETS:

         A summary of other assets follows:

                                         1994          1993
                                       -------       -------
                                            (in thousands)
     Liquor licenses                   $ 7,079       $ 4,322
     Debt issuance costs                20,078             0
     Construction allowances                 0         1,902
     Franchise operating rights          8,733         1,241
     Notes receivable                    9,882         1,101
     Conversion costs                        0         7,131
     Other                               2,537         4,455
                                       -------       -------
                                       $48,309       $20,152
                                       =======       =======

         Debt issuance costs are amortized over the terms of the respective loan agreements.

         Construction allowances represented advances made for restaurant construction or remodeling which were recovered through reductions in contingent rental payments. These amounts were considered leasehold improvements at the time of the Acquisition.

         Franchise operating rights at December 25, 1994 are stated at their fair market value as of the date of the Acquisition based on royalty income streams and are amortized over the terms of the franchise agreements.

         Conversion costs (principally training costs and occupancy costs) have been capitalized as part of the conversion of the acquired Marriott family restaurants into the Company's Coco's and Carrows concepts. At the time of the Acquisition, the Company adjusted the period of amortization for all preopening and conversion costs to one year. The remaining balance of these costs at December 25, 1994 is classified in prepaid expenses.

NOTE 10 - LONG-TERM DEBT, INCLUDING CAPITALIZED LEASE OBLIGATIONS:

         Long-term debt, including capitalized lease obligations, is comprised of the following:

                                         1994          1993
                                       --------      --------
                                          (in thousands)

9-3/4% Senior Notes                    $300,000      $      0
10-7/8% Senior Subordinated
  Discount Notes                        120,406             0
12-1/4% Senior Subordinated Notes,
  net of unamortized discount of
  $3,072,000                                  0       191,928
12-3/4% Subordinated Notes, net
  of unamortized discount of
  $1,084,000                                  0        78,916
Revolving credit loans                   59,600             0
Capitalized lease obligations            58,798        58,304
8% Promissory notes                           0        21,828
Mortgage notes, 12-1/4% - 12-1/2%,
  due 1995-1998                           1,719         2,307
Other                                     2,726         2,200
Debt issuance and other costs
  (amortized over the lives of the
  respective debt issues)                     0        (3,370 )
                                       --------      --------
                                        543,249       352,113
Liabilities subject to settlement
  under reorganization proceedings            0       267,474
Amounts due within one year               6,754         5,981
                                       --------      --------
                                       $536,495      $ 78,658
                                       ========      ========

         The Predecessor Company failed to pay $14.1 million of interest due December 15, 1992 on the Old Notes, $2.6 million of interest due March 15, 1993 on the Old Subordinated Notes, the $14.5 million of interest due June 15, 1993 on the Old Notes, $2.6 million of interest due September 15, 1993 on the Old Subordinated Notes and $14.5 million of interest due December 15, 1993 on the Old Notes. In addition, because the Predecessor Company failed to meet a minimum net worth requirement contained in the Old Indentures, it was required to offer to redeem, on June 25, 1993, 10% of the original outstanding amount of each issue of the Old Notes at a redemption price equal to 100% of the principal amount plus accrued interest. The Predecessor Company did not make such an offer. As a result, all unpaid principal on the Old Notes ($275 million at December 26, 1993) and accrued interest could have been declared immediately due and payable.

         Liabilities that were extinguished as part of the Plan are separately classified in the consolidated balance sheet as of December 26, 1993 as liabilities subject to settlement under reorganization proceedings and include the following (in thousands):

           Old Senior Subordinated Notes                $191,928
           Old Subordinated Notes                         78,916
           Accrued interest                               52,720
           Debt issuance and other costs                  (3,370)
                                                        --------
                                                        $320,194
                                                        ========

         In connection with the Acquisition, the Company sold $300.0 million principal amount of 9-3/4% Senior Notes due in full in 2002 (the "Senior Notes") and $150.0 million principal amount ($109.0 million in proceeds) of 10-7/8% Senior Subordinated Discount Notes due in full in 2004 (the "Discount Notes" and, together with the Senior Notes, the "Notes"), and the Company and certain of its subsidiaries entered into the Credit Facility.

         The Credit Facility is a $150.0 million senior secured revolving credit facility with a $100.0 million sub-limit for standby letters of credit and is used for general corporate purposes including working capital, debt service and capital expenditure requirements. The Credit Facility will terminate and the obligations thereunder will be immediately due and payable on January 27, 1999. Amounts borrowed will bear interest at rates, selected at the Company's option from time to time, based on a base rate or LIBOR, in each cash plus a fluctuating percentage based on the Company's utilization and EBITDA (as defined in the Credit Facility).

         Revolving credit loans of $59.6 million outstanding at December 25, 1994 have been classified as long-term debt since there are no current plans to pay down the outstanding balance. At December 25, 1994, interest on the revolving credit loans was being charged at 8.62%. Additionally, as of December 25, 1994, $41.9 million in standby letters of credit had been issued.

         Subject to certain exceptions, the Credit Facility provides for mandatory prepayments of all net cash proceeds from asset sales. Such mandatory prepayments will also reduce the facility commitment.

         The Senior Notes require semiannual interest payments on February 1 and August 1 of each year and will mature on February 1, 2002. The Senior Notes will not be redeemable at the option of the Company prior to February 1, 1999. Thereafter, such notes may be redeemed at prices starting at 102.786% and declining ratably to 100% at February 1, 2001. The Discount Notes will not require cash interest payments until August 1, 1997. Thereafter, interest on the Discount Notes will be paid on February 1 and August 1 of each year, and such notes will mature on February 1, 2004. The Discount Notes will not be redeemable at the option of the Company prior to February 1, 1999. Thereafter, such notes may be redeemed at prices starting at 104.078% and declining ratably to 100% at February 1, 2002.

         The Credit Facility contains various covenants including the maintenance of certain financial ratios. The Company achieved all required ratios in 1994, except for the fixed charge coverage ratio. The Company and the banks have agreed to waive such non-compliance and to revise the financial covenants applicable to 1995.

         The mortgage notes were issued to a group of institutional lenders and are collateralized by mortgages covering 15 restaurants having a book value of approximately $15.6 million at December 25, 1994.

         Maturities of long-term debt, including capitalized lease obligations, during the four years subsequent to December 31, 1995 are as follows:
$7,384,000 in 1996; $6,948,000 in 1997; $6,896,000 in 1998 and $66,146,000 in
1999.

NOTE 11 - DISCLOSURES ABOUT FAIR VALUE OF FINANCIAL INSTRUMENTS:

         The recorded amounts of the Company's cash and cash equivalents, restricted cash, collateral deposit, self-insurance reserves, other accrued liabilities, note payable to Marriott, loan payable to Grace and revolving credit borrowings at December 25, 1994 and December 26, 1993 approximate fair value. The fair value of the Company's long-term debt, excluding capitalized lease obligations, is estimated as follows:





                                             1994                 1993
                                     -------------------   -------------------
                                     Recorded     Fair     Recorded     Fair
                                      Amount      Value     Amount      Value
                                     --------   --------   --------   --------
                                                     (in thousands)
Senior Notes                         $300,000   $233,250   $      0   $      0
Discount Notes                        120,406     81,000          0          0
Old Senior Subordinated Notes               0          0    191,928    183,156
Old Subordinated Notes                      0          0     78,916     51,694
8% Promissory notes                         0          0     21,828     20,082
Mortgage notes                          1,719      1,718      2,307      2,355
Other                                   2,726      2,460      2,200      1,748

         The fair values of the Company's Senior Notes and Discount Notes are based on an average market price of these instruments as of the end of fiscal 1994. The fair values of the Company's Old Senior Subordinated Notes and Old Subordinated Notes are based on the Cash Distributions paid on the Closing Date pursuant to the Plan for 1993. The fair value of the 8% promissory notes, mortgage notes and other debt was estimated using a discount rate which the Company believes would be currently available to it for debt with similar terms and average maturities.

        The Company does not maintain investments or commitments for which the application of SFAS 119, "Disclosure about Derivative Financial Instruments and Fair Value of Financial Instruments," would cause a material effect.

NOTE 12 - OTHER ACCRUED LIABILITIES:

         A summary of other accrued liabilities follows;

                                           1994         1993
                                         -------       -------
                                             (in thousands)
Wages, salaries and bonuses              $27,292       $22,796
Carrying costs of closed properties       17,912        13,863
Reserve for divestitures                       0         8,607
Interest                                  13,212         4,273
Sales tax                                 10,011         6,409
Property taxes                             4,626         2,794
Accrued rent                               3,474         3,083
Utilities                                  4,028         2,988
Other                                     15,871         9,236
                                         -------       -------
                                         $96,426       $74,049
                                         =======       =======

         Carrying costs of closed properties represent the estimated future costs associated with the Company's closed and subleased restaurants which consists primarily of the net present value of lease subsidies which are mainly comprised of the excess of future lease payments for which the Company is liable, over amounts estimated to be received from related subleases.

NOTE 13 - INCOME TAXES:

         The Company reported a loss before income tax provision in 1994, 1993 and 1992. Accordingly, the income tax provisions for each year primarily reflect certain state, local and foreign taxes. On a tax return basis, the federal regular operating loss carryforwards amounted to approximately $139.8 million ($78.3 million of alternative minimum tax operating loss carryforwards) and expire in 2003 through 2010. The Company had approximately $2.4 million of tax credit carryforwards (of which $0.7 million expire in 1995 and 1996 and $1.7 million expire in 2003 and 2004).

         Upon consummation of the Acquisition, the Company's net operating loss carryovers and other tax attributes were reduced significantly for federal income tax purposes. In addition, because the consummation of the Acquisition triggered an ownership change of the Company for federal income tax purposes, the Company's post-Acquisition use of its remaining net operating loss carryovers for regular and alternative minimum federal income tax purposes is subject to an annual limitation in an amount equal to the product of (i) the long-term tax-exempt rate prevailing on the Closing Date and (ii) the value of the Company's stock, increased to reflect the cancellation of indebtedness pursuant to the Prepackaged Plan (but without taking into account contributions to capital pursuant to the Acquisition). The Company's annual limit is approximately $5.3 million.

         At December 25, 1994, the Company and its subsidiaries had tax credit carryforwards of approximately $4.1 million not utilized by Grace. In accordance with the 1986 Acquisition, the Company must reimburse Grace for 75% of the benefit of these tax credits if they are utilized in future Company tax returns. Further, El Torito Restaurants, Inc. (a wholly owned subsidiary of the Company) has approximately $12.5 million of tax depreciation deductions not claimed in Grace tax returns as a result of a tax sharing agreement. The Company will also reimburse Grace for 75% of any tax savings generated by these deductions. In addition, operating loss and tax credit carryforwards ($6.1 million and $1.0 million, respectively) generated prior to the acquisition of certain restaurant companies by Grace were available at December 25, 1994 to offset future taxable income or income taxes, respectively, of those companies for various years through 1999. To the extent such tax benefits are ultimately realized, goodwill will be reduced.

         Further, as a result of the Chi-Chi's Merger, the Company has net operating loss and credit carryforwards not used by Chi-Chi's of $50.7 million and $6.9 million, respectively. The net operating losses expire beginning in 2004 through 2009 and the credit carryovers expire in various years from 1995 through 2009. The Acquisition, as well as the 1992 acquisition of a previous franchisee by Chi-Chi's, triggered ownership changes for federal income tax purposes which result in separate annual limitations on the availability of these losses and credits.

         Beginning in fiscal 1992, the Company adopted Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes" ("SFAS 109"). This statement requires the recognition of deferred tax assets and liabilities for the future consequences of events that have been recognized in the Company's financial statements or tax returns. The measurement of the deferred items is based on enacted tax laws. In the event the future consequences of differences between financial reporting bases and the tax bases of the Company's assets and liabilities result in a deferred tax asset, SFAS 109 requires an evaluation of the probability of being able to realize the future benefits indicated by such asset. A valuation allowance related to a deferred tax asset is recorded when it is more likely than not that some portion or all of the deferred tax asset will not be realized. As permitted under the new statement, financial statements of prior years were not restated. The cumulative effect on the Company's deferred tax accounts at December 31, 1991 of adopting this new statement was the recording of a net deferred tax asset of $53,346,000, a reduction in property and equipment of $667,000, a valuation allowance of $53,346,000 and a cumulative effect of $667,000.

         A reconciliation of income tax expense to the amount of income tax benefit that would result from applying the federal statutory rate (35% for 1994 and 1993 and 34% for 1992) to loss before income taxes is as follows:

                              Eleven Months      One Month         Fiscal years ended
                                  Ended            Ended         ----------------------
                                 Dec. 25,         Jan. 26,       Dec. 26,      Dec. 28,
                                   1994             1994           1993          1992
                              -------------      ---------       --------      --------
                                                      (in thousands)
Provision for income
  taxes at statutory
  rate                          $(56,736)        $ 191,834       $(18,010)     $(67,498)
State taxes, net of
  Federal income tax
  benefit                         (2,948)          (16,300)        (3,113)       (4,589)
State minimum tax                  1,183                55            187           256
Foreign taxes                        541                49            471           465
Goodwill                          54,679                 0          1,923        38,112
Nondeductible reorgani-
  zation costs                         0          (175,597)             0             0
Addition to valuation
  allowance                        4,896                 0         17,545        33,975
Surtax exemption                       0                 0            514             0
Other                                158                14          1,141             0
                                --------         ---------       --------       -------
                                $  1,773         $      55       $    658       $   721
                                ========         =========       ========       =======

         At December 25, 1994 and December 26, 1993, the Company's deferred tax asset was $136,383,000 and $122,461,000, respectively, and deferred tax liability was $27,570,000 and $18,544,000, respectively. The major components of the Company's net deferred taxes of $108,813,000 at December 25, 1994 and $103,917,000 at December 26,
1993 are as follows (in thousands):

                                                    1994          1993
                                                 ---------      ---------
                 Depreciation                    $ (26,004)     $ (10,723)
                 Net operating loss and
                   credit carryforwards             86,243         68,947
                 Capitalized leases                    900         10,385
                 Divestment, carrying cost
                   and rent subsidy reserves         8,306         17,361
                 Self-insurance reserves            22,552         14,711
                 Kasumi payment to Grace             6,000              0
                 Straight-line rent                  1,939              0
                 Reorganization costs                4,834              0
                 Other                               4,043          3,236
                                                 ---------      ---------
                                                   108,813        103,917
                 Valuation allowance              (108,813)      (103,917)
                                                 ---------      ---------
                                                 $       0      $       0
                                                 =========      =========

         The increase in the valuation allowance of $4,896,000 for 1994 resulted from the following activity (in thousands):

                 Acquired Chi-Chi's operating
                   loss and credit carryforwards                $ 24,659
                 Reduction in cumulative temporary
                   differences                                   (12,260)
                 Reduction in net operating loss
                   carryforwards                                  (7,509)
                 Expired tax credits                              (1,427)
                 Other                                             1,433
                                                                --------
                                                                $  4,896
                                                                ========

NOTE 14 - BENEFIT PLANS:

         The Company maintains certain incentive compensation and related plans for executives and key operating personnel, including restaurant and field management. Total expenses for these plans were $8,217,000, $666,000, $9,479,000 and $7,505,000 for the eleven months ended December 25, 1994, the one month ended January 26, 1994, 1993 and 1992, respectively.

         The Predecessor Company had two Retirement Savings Plans, and substantially all of the Predecessor Company's salaried employees were eligible to participate in them. Effective December 31, 1991, the Predecessor Company suspended its match under one of the plans and terminated the other plan. During 1994, the Company acquired two retirement plans related to the Chi-Chi's Merger and established a new deferred compensation plan for highly compensated employees. The Company's contributions and expenses under these plans were $528,000, $2,000, $53,000 and $65,000 for the eleven months ended December 25, 1994, one month ended January 26, 1994, 1993 and 1992, respectively. The Company has no defined benefit plans.

NOTE 15 - RELATED PARTY TRANSACTIONS:

         Foodmaker provides distribution services to a portion of the Company's Mexican restaurants, principally those operated under the Chi-Chi's name. Distribution sales to those restaurants for the eleven months ended December 25, 1994 aggregated $81,537,000. In relation to the distribution sales, the Company had accounts payable of $2,964,000 due to Foodmaker at December 25, 1994.

         On the Closing Date, Apollo and GEI received an aggregate of $7.0 million as a financial advisory fee for services provided in connection with the Acquisition and related transactions. In addition, Apollo and GEI are each paid a monthly fee of $50,000 for providing certain management services to the Company. For the eleven months ended December 25, 1994, the Company paid $1.1 million in connection with this arrangement.

NOTE 16 - REDEEMABLE CUMULATIVE EXCHANGEABLE PREFERRED STOCK:

         The 1,544,237 shares of Preferred Stock held by Grace and Marriott at December 26, 1993 were non-voting, had a liquidation value of $100 per share (plus accrued and unpaid dividends) and were exchangeable at the option of the Company into 13 1/2% Junior Subordinated Exchange Debentures due June 15, 1999. Dividends were cumulative and were payable semi-annually in cash or in additional shares of Preferred Stock at the option of the Company. Of the 1,544,237 shares outstanding, 500,000 were issued to Grace at the time of the 1986 Acquisition, 250,000 shares were issued, effective July 1, 1989, in consideration for the cancellation of $25 million of the Company's 13 1/8% Junior Subordinated Notes held by Grace, 232,400 shares were issued to Marriott in early 1992 in connection with the acquisition of 109 family restaurants and 561,837 shares have been issued as stock dividends. At December 26, 1993, the Company had accrued additional stock dividends on preferred stock. At $100 per share, the value of the dividends was $29,497,000. All the outstanding preferred stock was cancelled in connection with the Plan.

NOTE 17 - COMMON STOCK:

         In December 1992, Grace entered into a series of agreements pursuant to which it (i) obtained the right to purchase a majority of the shares of the Old Common Stock from management and former management stockholders and (ii) amended the terms of the Old Shareholders' Agreement, thereby effectively gaining control of the Company. Grace also entered into a consent agreement with the Company pursuant to which, among other things, the Company agreed not to issue any shares of its capital stock or options without the consent of Grace. In June 1993, Grace/Western as assignee exercised such purchase rights and became the majority stockholder of the Company. Grace purchased 99,984 and 7,510 additional shares of Old Common Stock on October 15, 1993 and January 5, 1994, respectively, increasing its total holdings to 350,533 shares (or 74.6% of the outstanding Old Common Stock). On the Closing Date,

Grace/Western received a cash payment of $175,267 for such Old Common Stock in connection with the Plan.

         In connection with the Acquisition, the Company adopted a new management incentive plan (the "Management Incentive Plan"), pursuant to which certain officers and employees of the Company were granted the right to purchase up to 40,900 shares of Common Stock (constituting up to 4.1% of the Common Stock outstanding immediately following such purchases) at $160 per share (the "Employee Stock Purchase"), the same per share price paid by Apollo and GEI in the New Equity Investment. The Employee Stock Purchase was consummated on the Closing Date with respect to certain officers (15,625 shares of Common Stock) and on May 19, 1994 and July 31, 1994 with respect to the other participants (22,552 shares of Common Stock). No more than fifty percent of the purchase price was authorized to be financed through interest-bearing recourse notes payable to the Company. The individuals who purchased Common Stock were also granted options to purchase 20,822 shares of Common Stock in the future at an exercise price of $160 per share. The Company also granted options to purchase 30,600 shares of Common Stock to approximately 820 other employees. All these options expire in 2004 and 2005 and become exercisable at a rate of 25% on the grant date and 25% on each of the next three anniversaries of the grant date. Approximately 5,000 options have expired since December 25, 1994 due to terminations.

NOTE 18 - CONTINGENCIES:

         The Company is involved in various litigation matters incidental to its business. The Company does not believe that any of the claims or actions filed against it will have a material adverse effect upon the consolidated financial position and results of operations of the Company.

                                 SCHEDULE VIII

                            FAMILY RESTAURANTS, INC.

                       VALUATION AND QUALIFYING ACCOUNTS
                                 (in thousands)


                                             Additions
                                Balance at   Charged to   Charged to                       Balance
                                beginning    costs and      other                          at end
          Description           of period     expenses     accounts       Deductions      of period
          -----------          -----------  -----------  -----------     -----------     ----------
Allowance for uncollectible
  receivables:
    For the year 1994              $955         $ 21        $360(1)       $(523)(2)         $813
    For the year 1993               548          429           0            (22)(2)          955
    For the year 1992               717           72           0           (241)(2)          548


(1) Represents allowance established at the date of the Chi-Chi's Merger.
(2) Represents write-off of uncollectible receivables against allowance and includes transfers to other accounts.