Form 10-Q
period 1995-04-16
FOODMAKER INC /DE/
filed 1995-05-31
CIK 807882

                         SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C.   20549


                                    FORM 10-Q


                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                      OF THE SECURITIES EXCHANGE ACT OF 1934



          For Quarter Ended  April 16, 1995  Commission File No. 1-9390
                             --------------                      ------


                                FOODMAKER, INC.
- -------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)




      DELAWARE                                                  95-2698708
- -------------------------------------------------------------------------------
(State of Incorporation)                                    (I.R.S. Employer
                                                            Identification No.)



  9330 BALBOA AVENUE, SAN DIEGO, CA                                 92123
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

          Number of shares of common stock, $.01 par value, outstanding as of the close of business May 22, 1995 - 38,690,250

                      FOODMAKER, INC. AND SUBSIDIARIES

                    UNAUDITED CONSOLIDATED BALANCE SHEETS
                               (In thousands)

                                                 April 16,      October 2,
                                                   1995            1994
                                                  -------         -------
                               ASSETS

Current assets:
  Cash  . . . . . . . . . . . . . . . . . . . .  $  5,566        $ 35,965
  Receivables . . . . . . . . . . . . . . . . .    28,586          31,167
  Inventories . . . . . . . . . . . . . . . . .    25,205          25,319
  Prepaid expenses. . . . . . . . . . . . . . .    13,493          15,035
                                                  -------         -------
     Total current assets . . . . . . . . . . .    72,850         107,486
                                                  -------         -------
Investment in FRI . . . . . . . . . . . . . . .         -          57,188
                                                  -------         -------
Trading area rights . . . . . . . . . . . . . .    67,232          62,932
                                                  -------         -------
Lease acquisition costs . . . . . . . . . . . .    24,738          27,660
                                                  -------         -------
Other assets. . . . . . . . . . . . . . . . . .    39,341          46,041
                                                  -------         -------
Property at cost. . . . . . . . . . . . . . . .   588,954         574,585
  Accumulated depreciation and amortization . .  (147,433)       (135,607)
                                                  -------         -------
                                                  441,521         438,978
                                                  -------         -------

     TOTAL. . . . . . . . . . . . . . . . . . .  $645,682        $740,285
                                                  =======         =======

                LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Current maturities of long-term debt. . . . .  $  1,328        $  1,346
  Accounts payable. . . . . . . . . . . . . . .    27,531          36,915
  Accrued expenses. . . . . . . . . . . . . . .    84,652         101,121
  Income taxes payable. . . . . . . . . . . . .     8,389           8,148
                                                  -------         -------
     Total current liabilities. . . . . . . . .   121,900         147,530
                                                  -------         -------
Deferred income taxes . . . . . . . . . . . . .     5,062           5,062
                                                  -------         -------
Long-term debt, net of current maturities . . .   455,238         447,822
                                                  -------         -------
Other long-term liabilities . . . . . . . . . .    38,844          39,820
                                                  -------         -------
Stockholders' equity:
  Common stock. . . . . . . . . . . . . . . . .       401             401
  Capital in excess of par value. . . . . . . .   280,861         280,837
  Accumulated deficit . . . . . . . . . . . . .  (242,161)       (166,724)
  Treasury stock. . . . . . . . . . . . . . . .   (14,463)        (14,463)
                                                  -------         -------
  Total stockholders' equity. . . . . . . . . .    24,638         100,051
                                                  -------         -------

     TOTAL. . . . . . . . . . . . . . . . . . .  $645,682        $740,285
                                                  =======         =======

                   See accompanying notes to financial statements.

                      FOODMAKER, INC. AND SUBSIDIARIES

               UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS
                     (In thousands, except per share data)

                                                           Twenty-eight
                                     Twelve Weeks Ended     Weeks Ended
                                    -------------------- -------------------
                                    April 16,  April 17, April 16  April 17,
                                      1995       1994      1995      1994
                                     -------    -------   -------   -------
Revenues:
  Restaurant sales. . . . . . . . . $180,972   $165,003  $408,585  $499,366
  Distribution sales. . . . . . . .   40,971     45,117    96,230    79,993
  Franchise rents and royalties . .    7,283      7,540    17,223    18,538
  Other . . . . . . . . . . . . . .      435      1,046     1,303     2,383
                                     -------    -------   -------   -------
                                     229,661    218,706   523,341   600,280
                                     -------    -------   -------   -------
Costs and expenses:
  Costs of revenues:
     Restaurant costs of sales. . .   50,678     48,731   114,701   144,650
     Restaurant operating costs . .  101,575     96,475   232,615   297,981
     Costs of distribution sales. .   40,189     43,798    94,322    77,081
     Franchised restaurant costs. .    4,986      5,128    11,808    12,392
  Selling, general and
   administrative . . . . . . . . .   24,269     23,048    61,267    56,097
  Equity in loss of FRI . . . . . .        -      1,261    57,188     1,261
  Interest expense. . . . . . . . .   11,110     12,375    26,377    30,783
                                     -------    -------   -------   -------
                                     232,807    230,816   598,278   620,245
                                     -------    -------   -------   -------
Loss before income taxes
  and extraordinary item. . . . . .   (3,146)   (12,110)  (74,937)  (19,965)

Income taxes. . . . . . . . . . . .        -     10,803       500     7,347
                                     -------    -------   -------   -------
Loss before extraordinary item. . .   (3,146)   (22,913)  (75,437)  (27,312)

Extraordinary item-loss on early
  extinguishment of debt,
  net of taxes. . . . . . . . . . .        -     (2,738)        -    (2,738)
                                     -------    -------   -------   -------
Net loss. . . . . . . . . . . . . . $ (3,146)  $(25,651) $(75,437) $(30,050)
                                     =======    =======   =======   =======
Loss per share - primary
    and fully diluted:
  Loss before extraordinary item. . $   (.08)  $   (.60) $  (1.95) $   (.71)
  Extraordinary item. . . . . . . .        -       (.07)        -      (.07)
                                     -------    -------   -------   -------
Net loss per share. . . . . . . . . $   (.08)  $   (.67) $  (1.95) $   (.78)
                                     =======    =======   =======   =======
Weighted average shares outstanding   38,690     38,559    38,681    38,467

                See accompanying notes to financial statements.

                      FOODMAKER, INC. AND SUBSIDIARIES

               UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS
                               (In thousands)



                                                  Twenty-eight Weeks Ended
                                                  ------------------------
                                                  April 16,      April 17,
                                                    1995            1994
                                                   ------          ------
Cash flows from operations:
  Net loss before extraordinary item. . . . . .  $(75,437)       $(27,312)
  Non-cash items included above:
     Depreciation and amortization. . . . . . .    20,222          25,959
     Deferred income taxes. . . . . . . . . . .         -           9,060
     Equity in loss of FRI. . . . . . . . . . .    57,188           1,261
  Decrease (increase) in receivables. . . . . .     2,581          (3,851)
  Decrease (increase) in inventories. . . . . .       114          (1,168)
  Decrease in prepaid expenses. . . . . . . . .     1,542           5,893
  Increase (decrease) in accounts payable . . .    (9,384)         15,167
  Decrease in accrued expenses. . . . . . . . .   (18,624)         (9,931)
                                                   ------          ------
     Cash flows provided (used) by operations .   (21,798)         15,078
                                                   ------          ------

Cash flows from investing activities:
  Additions to property and equipment . . . . .   (19,141)        (37,979)
  Dispositions of property and equipment. . . .     1,967           1,981
  Increase in trading area rights . . . . . . .    (5,783)         (6,766)
  Investment in FRI, net. . . . . . . . . . . .         -         (59,296)
  Disposition of Chi-Chi's. . . . . . . . . . .         -         214,551
  Decrease (increase) in other assets . . . . .     5,514         (26,302)
                                                   ------          ------
     Cash flows provided (used) in
      investing activities. . . . . . . . . . .   (17,443)         86,189
                                                   ------          ------

Cash flows from financing activities:
  Borrowings under revolving bank loans . . . .    25,000           5,000
  Principal repayments under revolving
   bank loans . . . . . . . . . . . . . . . . .   (10,000)        (35,000)
  Proceeds from issuance of long-term debt. . .         -          81,211
  Principal payments on long-term debt,
     including current maturities . . . . . . .    (7,602)        (84,388)
  Extraordinary loss on retirement of debt,
   net of tax . . . . . . . . . . . . . . . . .         -          (2,738)
  Increase in accrued interest. . . . . . . . .     1,420           2,347
  Proceeds from issuance of common stock. . . .        24             328
  Net proceeds from sale and leaseback
   transactions . . . . . . . . . . . . . . . .         -           7,118
                                                   ------          ------
     Cash flows provided (used) by financing
      activities. . . . . . . . . . . . . . . .     8,842         (26,122)
                                                   ------          ------
Net increase (decrease) in cash and cash
 equivalents. . . . . . . . . . . . . . . . . .  $(30,399)       $ 75,145
                                                   ======          ======
                    See accompanying notes to financial statements.

                       FOODMAKER, INC. AND SUBSIDIARIES

            NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

                              April 16, 1995


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

2. Although the Company incurred a loss in 1995, income taxes were $.5 million due to required minimum taxes and the Company's inability under SFAS 109 to recognize the benefit from the carryover of losses to future years. Considering the sale of Chi-Chi's combined with the Company's losses, the Company was required to provide in the second quarter of 1994 a non-cash valuation allowance for previously recognized tax benefits, resulting in income tax expense for the 28 weeks of $7.3 million rather than a tax benefit.

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

    As a result of negative publicity regarding the nutritional value of Mexican food, and resulting sales declines, FRI wrote-off the goodwill attributable to Chi-Chi's Mexican Restaurantes in their fourth quarter ended December 25, 1994. The Company recorded in its first quarter of 1995 the complete write-down of its 39% investment in FRI as a result of the goodwill write-off. Subsequently, although the Company continues to hold a 39% interest in FRI, it will not reflect its share of FRI results of operations until FRI is able to generate a positive net equity.

                     FOODMAKER, INC. AND SUBSIDIARIES

            NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                                  (Continued)

    Summarized financial information for FRI's first quarter ended March 26, 1995, follows (in thousands):

          Sales . . . . . . . . . . . . . . . . . . . . . .$281,133
                                                            -------
          Costs of sales. . . . . . . . . . . . . . . . . .  79,410
          Operating costs . . . . . . . . . . . . . . . . . 188,123
          General and administrative expense. . . . . . . .  15,639
          Interest expense. . . . . . . . . . . . . . . . .  14,913
                                                            -------
          Loss before income tax provision. . . . . . . . . (16,952)
          Income taxes. . . . . . . . . . . . . . . . . . .     487
                                                            -------
          Net loss. . . . . . . . . . . . . . . . . . . . .$(17,439)
                                                            =======

4. In early January 1994, the Company entered into financing lease arrangements with two limited partnerships, (the "Partnerships"), in which estates for years relating to 42 existing and approximately 34 to-be-constructed restaurants were sold. The acquisition of the properties, including costs and expenses, was funded through the issuance by a special purpose corporation acting as agent for the Partnerships of $70 million senior secured notes, interest payable semi-annually and due in two equal annual installments of principal on January 1, 2003 and November 1, 2003. The Company is required semi-annually through 2002 to make payments to a trustee of approximately $3.4 million and special payments of approximately $.7 million, which effectively cover interest and sinking fund requirements, respectively, on the notes. Immediately prior to the principal payment dates, the Company must make rejectable offers to reacquire 50% of the properties at each date at a price which is sufficient, in conjunction with previous sinking fund deposits, to retire the notes. If the Partnerships reject the offers, the Company may purchase the properties at less than fair market value or cause the Partnerships to fund the remaining principal payments on the notes and, at the Company's option, cause the Partnerships to
    acquire the Company's residual interest in the properties.   If
    the Partnerships are allowed to retain the estates for years, the Company has available options to extend the leases for total terms of up to 35 years, at which time the ownership of the property will revert to the Company. The transactions are reflected as financings with the properties remaining in the Company's financial statements.

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

    The Company on July 19, 1993, filed a cross-complaint against Vons and other suppliers seeking reimbursement for all damages, costs and expenses incurred in connection with the Outbreak. On or about January 18, 1994, Vons filed a cross complaint against Foodmaker and others in this action alleging certain contractual and tort liabilities and seeking damages in unspecified amounts and a declaration of the rights and obligations of the parties. Substantially the same claims are being made by the parties in a separate lawsuit in Superior Court of California, County of Los Angeles. On May 17, 1995 it was determined the litigation between the Company, Vons, and other defendants would be heard in Los Angeles. No date has been set for the trial.

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

                      FOODMAKER, INC. AND SUBSIDIARIES

            NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                                  (Continued)

5.  Contingent Liabilities (continued)

    The Federal Trade Commission ("FTC") is investigating whether the Company violated the Hart-Scott-Rodino Antitrust Improvements Act of 1976 (the "HSR Act") when the Company's former subsidiary, Chi-Chi's, Inc., acquired Consul Restaurant Corporation in October 1992 without first complying with the reporting and waiting requirements of the HSR Act. The Company later made the filing as it was preparing for the sale of Chi-Chi's. The Company has engaged counsel in connection with the investigation and on August 17, 1994, counsel for the Company received a request, preliminary in nature, for information and documents. A subpoena covering the preliminary material supplied and additional information and documents was issued on January 19, 1995. Sworn statements have been given to the FTC by various people, including certain officers and former officers of the Company and Chi-Chi's. The HSR Act provides for a penalty of up to $10,000 per day for failure to comply with the above requirements. Management believes that any potential penalty, if assessed, will not have a material impact on the Company.

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

                     FOODMAKER, INC. AND SUBSIDIARIES

        MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL INFORMATION


RESULTS OF OPERATIONS
- ---------------------
    All comparisons under this heading between 1995 and 1994, unless otherwise indicated, refer to the 12-week and 28-week periods ended April 16, 1995 and April 17, 1994, respectively. On January 27, 1994, the Company contributed its entire Chi-Chi's Mexican restaurant chain ("Chi-Chi's") to Family Restaurants, Inc. ("FRI") in exchange for an approximate 39% interest in FRI and other consideration including cash and debt assumption as described in Note 3 to the consolidated financial statements. The consolidated statements of operations, therefore, include Chi-Chi's results of operations for only the 16 weeks ended in January 1994.

    Sales by Jack In The Box company-operated restaurants increased $16.0 million and $32.5 million, respectively, to $181.0 million and $408.6 million in 1995 from $165.0 million and $376.1 million in 1994. The sales improvement is primarily due to an increase in the average number of company-operated restaurants to 823 in 1995 from 740 in 1994. Per store average sales for comparable restaurants ("PSA") increased 1.4% in the 12-week period of 1995 as compared to the similar period in 1994. Chi-Chi's restaurant sales were $123.3 million in the first quarter of 1994.

    Distribution sales of food and supplies for the 12-week period decreased $4.1 million to $41.0 million in 1995 from $45.1 million in 1994 due to declines in both the number of franchisee-operated restaurants and in sales to Chi-Chi's restaurants. Distribution sales for the 28-week period increased $16.2 million to $96.2 million in 1995 from $80.0 million in 1994 primarily due to the sales to Chi-Chi's in the first quarter of 1995. Distribution sales to Chi-Chi's in the first quarter of 1994, while it was a subsidiary of the Company, were eliminated in consolidation.

    Jack In The Box franchise rents and royalties decreased $.2 million and $1.2 million, respectively, to $7.3 million and $17.2 million in 1995 from $7.5 million and $18.4 million in 1994. The decrease in rents and royalties reflects a decline in the average number of domestic franchisee-operated restaurants to 387 in 1995 from 424 in 1994, principally due to the purchase of franchised restaurants by the Company. Franchise rents and royalties for Chi-Chi's were $.1 million in the first quarter of 1994.

     Other revenues for Jack In The Box declined $.6 million and $.5 million, respectively, to $.4 million and $1.3 million in 1995 from $1.0 million and $1.8 million in 1994 primarily due to interest income earned in 1994 on cash proceeds from the sale of Chi-Chi's. Chi-Chi's other revenues were $.6 million in the first quarter of 1994.

    Jack In The Box costs of sales increased $2.0 million and $2.7 million, respectively, to $50.7 million and $114.7 million in 1995 from $48.7 million and $112.0 million in 1994 due to increased Company-operated restaurant sales. Costs of sales decreased as a percent of sales in 1995 as compared to 1994 due to the impact of lower ingredient costs and the lower food cost of certain promotions. Chi-Chi's costs of sales were $32.7 million in the first quarter of 1994.

    Restaurant operating costs for Jack In The Box increased $5.1 million and $15.3 million, respectively, to $101.6 million and $232.6 million in 1995 from $96.5 million and $217.3 million in 1994 primarily due to the increase in average number of Company-operated restaurants and variable costs associated with increased sales. Restaurant operating costs, including labor and regional administrative, declined as a percent of sales in 1995 as compared to the similar period of 1994. Chi-Chi's restaurant operating costs were $80.7 million in the first quarter of 1994.

- ---------------------
    Costs of distribution sales for the 12-week period decreased $3.6 million to $40.2 million in 1995 from $43.8 million in 1994 and increased $17.2 million for the 28-week period to $94.3 million in 1995 from $77.1 million in 1994 consistent with the changes in distribution sales in each of those periods. Costs of distribution sales increased as a percent of distribution sales in 1995 as compared to 1994 due to slightly higher distribution and delivery costs.

    Jack In The Box franchise restaurant costs, which consist of rents and depreciation on properties leased to franchisees and other miscellaneous costs, decreased $.1 million and $1.4 million, respectively, to $5.0 million and $11.8 million in 1995 from $5.1 million and $12.2 million in 1994, primarily due to the decline in the average number of domestic franchisee-operated restaurants. Chi-Chi's franchise restaurant costs were $.2 million in the first quarter of 1994.

    Selling, general and administrative expenses for Jack In The Box increased $1.3 million and $14.3 million, respectively to $24.3 million and $61.3 million in 1995 from $23.0 million and $47.0 million in 1994, principally due to an $8.0 million settlement with stockholders in the first quarter of 1995 and associated legal costs as described in Note 5 to the consolidated financial statements. Additionally, advertising and promotion costs increased $.7 million and $5.8 million, respectively, to $16.9 million and $38.6 million in 1995 from $16.2 million and $32.8 million in 1994 due to increased advertising and aggressive promotional discounting of products in 1995. Chi-Chi's incurred selling, general and administrative expenses of $9.1 million in the first quarter of 1994.

    In the first quarter of 1995, the Company recorded a $57.2 million loss relating to its equity in the operations of FRI, most of which was the result of the complete write-down of the Company's investment in FRI due to the write-off by FRI of the goodwill attributable to Chi-Chi's Mexican Restaurantes. Subsequently, although the Company continues to hold a 39% equity interest in FRI, it will not reflect its share of FRI results of operations until FRI is able to generate a positive net equity. In 1994 the Company recognized a loss of $1.3 million relating to its 39% equity in the operations of FRI. See
Note 3 to the consolidated financial statements.

    Interest expense decreased $1.3 million and $4.4 million, respectively, to $11.1 million and $26.4 million in 1995 from $12.4 million and $30.8 million in 1994 due to a reduction of total debt outstanding. Since the beginning of fiscal year 1994, the Company with the sale of Chi-Chi's, eliminated the Chi-Chi's debt and used the proceeds of the sale to repay both the bank credit line and the 13-1/2% Senior Notes.

    Although the Company incurred a loss in 1995, income taxes were $.5 million due to required minimum taxes and the Company's inability under SFAS 109 to recognize the benefit from the carryover of losses to future years. Considering the sale of Chi-Chi's combined with the Company's losses, the Company was required to provide in the second quarter of 1994 a non-cash valuation allowance for previously recognized tax benefits, resulting in income tax expense for the 28 weeks of $7.3 million rather than a tax benefit.

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

    At April 16, 1995, the Company's working capital deficit increased $9.1 million to $49.1 million from $40.0 million at October 2, 1994, due primarily to the payout of $8.0 million for settlement of the stockholders' lawsuit. The restaurant business does not require the maintenance of significant receivables or inventories, and it is common to receive trade credit from vendors for purchases such as supplies. In addition, the Company, and generally the industry, continually invests it its business through the addition of new units and refurbishment of existing units, which are reflected as long-term assets and not as part of working capital.

    At April 16, 1995, the Company's total debt outstanding was $456.6 million. Substantially all of the Company's real estate and machinery and equipment is, and is expected to continue to be, pledged to its lenders.

    On July 26, 1994, the Company entered into a revolving bank credit agreement which provides for a credit facility of up to $52.5 million, including letters of credit for the account of the Company in an aggregate amount of up to $25 million. At April 16, 1995, the Company had a total of approximately $29.6 million of unused credit under the agreement. Covenants contained in the agreement limit capital spending and require the Company to maintain specified financial ratios, and to meet certain requirements regarding maximum leverage and minimum fixed charges, cash flows, interest coverage, and net worth. The Company intends to use the revolving line to fund expansion efforts and for general operating purposes.

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

    The Company on July 19, 1993, filed a cross-complaint against Vons and other suppliers seeking reimbursement for all damages, costs and expenses incurred in connection with the Outbreak. On or about January 18, 1994, Vons filed a cross complaint against Foodmaker and others in this action alleging certain contractual and tort liabilities and seeking damages in unspecified amounts and a declaration of the rights and obligations of the parties. Substantially the same claims are being made by the parties in a separate lawsuit in Superior Court of California, County of Los Angeles. On May 17, 1995 it was determined the litigation between the Company, Vons, and other defendants would be heard in Los
Angeles.  No date has been set for the trial.

    In April 1993, a class action, In re Foodmaker, Inc./Jack In The Box Securities Litigation, was filed in Federal Court, Western District of Washington at Seattle against the Company, its Chairman, and the President of the Jack In The Box Division on behalf of all persons who acquired the Company's common stock between March 4, 1992 and January 22, 1993 seeking damages in an unspecified amount as well as punitive damages. In general terms, the complaint alleges that there were false and misleading statements in the Company's
March 4, 1992 prospectus and in certain public statements and filings in 1992 and 1993, including claims that the defendants disseminated false information regarding the Company's food quality standards and internal quality control procedures. Although the Company adamantly denies any wrong doing and there was no adverse determination by any court of wrong doing, it was determined to be in the best interests of the Company to resolve the matter through settlement. After extensive negotiations through a mediation process, a settlement was reached, subject to final approval by the court. Under the terms of the settlement the Company paid $8 million into an escrow account pending final approval, which was reflected in the results of operations for the first quarter of fiscal 1995.

    The Federal Trade Commission ("FTC") is investigating whether the Company violated the Hart-Scott-Rodino Antitrust Improvements Act of 1976 (the "HSR Act") when the Company's former subsidiary, Chi-Chi's, Inc., acquired Consul Restaurant Corporation in October 1992 without first complying with the reporting and waiting requirements of the HSR Act. The Company later made the filing as it was preparing for the sale of Chi-Chi's. The Company has engaged counsel in connection with the investigation and on August 17, 1994, counsel for the Company received a request, preliminary in nature, for information and documents and a subpoena covering the preliminary material supplied and additional information and documents was issued
January 19, 1995. Sworn statements have been given to the FTC by various people, including certain officers and former officers of the Company and Chi-Chi's. The HSR Act provides for a penalty of up to $10,000 per day for failure to comply with the above requirements. Management believes that any potential penalty, if assessed, will not have a material impact on the Company.

Item 6.         Exhibits and Reports on Form 8-K.

    (a)   Exhibits

          Number      Description
          ------      -----------
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


                      FOODMAKER, INC.


                  By:  CHARLES W. DUDDLES
                       -------------------------------
                       Charles W. Duddles
                       Executive Vice President, Chief
                       Administrative Officer and
                       Chief Financial Officer
                       (Duly Authorized Signatory)



Date: May 31, 1995