Form 10-Q
period 1995-07-09
FOODMAKER INC /DE/
filed 1995-08-23
CIK 807882

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C.   20549


                                    FORM 10-Q


                 QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                      OF THE SECURITIES EXCHANGE ACT OF 1934



         For Quarter Ended July 9, 1995  Commission File No. 1-9390
                           ------------                      ------


                                 FOODMAKER, INC.
-------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)




   DELAWARE                                                   95-2698708
-------------------------------------------------------------------------------
(State of Incorporation)                                   (I.R.S. Employer
                                                            Identification No.)



   9330 BALBOA AVENUE, SAN DIEGO, CA                              92123
-------------------------------------------------------------------------------
 (Address of principal executive offices)                       (Zip Code)


    Registrant's telephone number, including area code     (619)  571-2121
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


                                 Yes   X   No
                                      ---

          Number of shares of common stock, $.01 par value, outstanding as of the close of business August 14, 1995 - 38,726,445

                       FOODMAKER, INC. AND SUBSIDIARIES

                     UNAUDITED CONSOLIDATED BALANCE SHEETS
                                 (In thousands)

                                                       July 9,       October 2,
                                                         1995           1994
                                                       -------         -------
                            ASSETS

Current assets:
  Cash . . . . . . . . . . . . . . . . . . . . . . .  $ 14,294        $ 35,965
  Receivables. . . . . . . . . . . . . . . . . . . .    26,697          31,167
  Inventories. . . . . . . . . . . . . . . . . . . .    26,642          25,319
  Prepaid expenses . . . . . . . . . . . . . . . . .    10,130          15,035
                                                       -------         -------
     Total current assets. . . . . . . . . . . . . .    77,763         107,486
                                                       -------         -------
Investment in FRI. . . . . . . . . . . . . . . . . .         -          57,188
                                                       -------         -------
Trading area rights. . . . . . . . . . . . . . . . .    67,805          62,932
                                                       -------         -------
Lease acquisition costs. . . . . . . . . . . . . . .    24,180          27,660
                                                       -------         -------
Other assets . . . . . . . . . . . . . . . . . . . .    38,736          46,041
                                                       -------         -------
Property at cost . . . . . . . . . . . . . . . . . .   589,630         574,585

  Accumulated depreciation and amortization  . . . .  (152,280)       (135,607)
                                                       -------         -------
                                                       437,350         438,978
                                                       -------         -------
     TOTAL . . . . . . . . . . . . . . . . . . . . .  $645,834        $740,285
                                                       =======         =======

                     LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Current maturities of long-term debt . . . . . . .  $  1,332        $  1,346
  Accounts payable . . . . . . . . . . . . . . . . .    30,124          36,915
  Accrued expenses . . . . . . . . . . . . . . . . .    93,651         101,121
  Income taxes payable . . . . . . . . . . . . . . .     8,233           8,148
                                                       -------         -------
     Total current liabilities . . . . . . . . . . .   133,340         147,530
                                                       -------         -------
Deferred income taxes. . . . . . . . . . . . . . . .     5,062           5,062
                                                       -------         -------
Long-term debt, net of current maturities. . . . . .   439,966         447,822
                                                       -------         -------
Other long-term liabilities. . . . . . . . . . . . .    40,175          39,820
                                                       -------         -------
Stockholders' equity:
  Common stock . . . . . . . . . . . . . . . . . . .       401             401
  Capital in excess of par value . . . . . . . . . .   280,892         280,837
  Accumulated deficit. . . . . . . . . . . . . . . .  (239,539)       (166,724)
  Treasury stock . . . . . . . . . . . . . . . . . .   (14,463)        (14,463)
                                                       -------         -------
     Total stockholders' equity. . . . . . . . . . .    27,291         100,051
                                                       -------         -------
     TOTAL . . . . . . . . . . . . . . . . . . . . .  $645,834        $740,285
                                                       =======         =======

               See accompanying notes to financial statements.

                       FOODMAKER, INC. AND SUBSIDIARIES

                 UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS
                       (In thousands, except per share data)


                                         Twelve Weeks Ended   Forty Weeks Ended
                                         ------------------   -----------------
                                          July 9,  July 10,   July 9,  July 10,
                                           1995      1994      1995      1994
                                          -------   -------   -------   -------
Revenues:
  Restaurant sales . . . . . . . . . .   $193,921  $170,982  $602,506  $670,348
  Distribution sales . . . . . . . . .     42,077    46,429   138,307   126,422
  Franchise rents and royalties. . . .      7,585     7,344    24,808    25,882
  Other. . . . . . . . . . . . . . . .        492     1,067     1,795     3,450
                                          -------   -------   -------   -------
                                          244,075   225,822   767,416   826,102
                                          -------   -------   -------   -------
Costs and expenses:
  Costs of revenues:
     Restaurant costs of sales . . . .     55,219    50,680   169,920   195,330
     Restaurant operating costs. . . .    104,669    96,796   337,284   394,777
     Costs of distribution sales . . .     41,289    45,119   135,611   122,200
     Franchised restaurant costs . . .      5,001     5,239    16,809    17,631
  Selling, general and administrative.     24,205    21,221    85,472    77,318
  Equity in (earnings) loss of FRI . .          -      (384)   57,188       877
  Interest expense . . . . . . . . . .     11,070    12,238    37,447    43,021
                                          -------   -------   -------   -------
                                          241,453   230,909   839,731   851,154
                                          -------   -------   -------   -------

Earnings (loss) before income taxes
  and extraordinary item . . . . . . .      2,622    (5,087)  (72,315)  (25,052)

Income taxes (benefit) . . . . . . . .          -    (1,653)      500     5,694
                                          -------   -------   -------   -------
Earnings (loss) before
  extraordinary item . . . . . . . . .      2,622    (3,434)  (72,815)  (30,746)

Extraordinary item-loss on early
  extinguishment of debt, net of taxes          -         -         -    (2,738)
                                          -------   -------   -------   -------

Net earnings (loss). . . . . . . . . .   $  2,622  $ (3,434) $(72,815) $(33,484)
                                          =======   =======   =======
=======

Earnings (loss) per share - primary
    and fully diluted:
  Earnings (loss) before
     extraordinary item. . . . . . . .   $    .07  $   (.09) $  (1.88) $   (.80)
  Extraordinary item . . . . . . . . .          -         -         -      (.07)
                                          -------   -------   -------   -------

Net earnings (loss) per share. . . . .   $    .07  $   (.09) $  (1.88) $   (.87)
                                          =======   =======   =======
=======

Weighted average shares outstanding. .     39,157    38,578    38,827    38,500

               See accompanying notes to financial statements.

                       FOODMAKER, INC. AND SUBSIDIARIES

                 UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)



                                                           Forty Weeks Ended
                                                        ----------------------
                                                        July 9,        July 10,
                                                         1995            1994
                                                        ------          ------
Cash flows from operations:
  Net loss before extraordinary item . . . . . . . .  $(72,815)       $(30,746)
  Non-cash items included above:
     Depreciation and amortization . . . . . . . . .    29,194          34,162
     Deferred income taxes . . . . . . . . . . . . .         -           7,407
     Equity in loss of FRI . . . . . . . . . . . . .    57,188             877
  Decrease (increase) in receivables . . . . . . . .     4,470          (5,437)
  Increase in inventories. . . . . . . . . . . . . .    (1,323)         (2,315)
  Decrease in prepaid expenses . . . . . . . . . . .     4,905           3,743
  Increase (decrease) in accounts payable. . . . . .    (6,791)         13,640
  Increase (decrease) in accrued expenses. . . . . .    (5,191)          5,483
                                                        ------          ------
     Cash flows provided by operations . . . . . . .     9,637          26,814
                                                        ------          ------

Cash flows from investing activities:
  Additions to property and equipment. . . . . . . .   (22,783)        (61,071)
  Dispositions of property and equipment . . . . . .     3,233           2,563
  Increase in trading area rights. . . . . . . . . .    (7,067)         (9,243)
  Investment in FRI, net . . . . . . . . . . . . . .         -         (59,296)
  Disposition of Chi-Chi's . . . . . . . . . . . . .         -         214,551
  Decrease (increase) in other assets. . . . . . . .     4,963         (21,258)
                                                        ------          ------
   Cash flows provided (used) in
     investing activities. . . . . . . . . . . . . .   (21,654)         66,246
                                                        ------          ------

Cash flows from financing activities:
  Borrowings under revolving bank loans. . . . . . .    29,000           5,000
  Principal repayments under revolving bank loans. .   (29,000)        (35,000)
  Proceeds from issuance of long-term debt . . . . .     1,131          80,997
  Principal payments on long-term debt,
     including current maturities. . . . . . . . . .    (9,001)        (83,030)
  Extraordinary loss on retirement of debt,
     net of tax. . . . . . . . . . . . . . . . . . .         -          (2,738)
  Increase (decrease) in accrued interest. . . . . .    (1,839)            378
  Proceeds from issuance of common stock . . . . . .        55             354
  Net proceeds from sale and leaseback transactions.         -           7,118
                                                        ------          ------
     Cash flows used by financing activities . . . .    (9,654)        (26,921)
                                                        ------          ------

Net increase (decrease) in cash and
  cash equivalents . . . . . . . . . . . . . . . . .  $(21,671)       $ 66,139
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

2. Although the Company incurred a loss in 1995, income taxes were $.5 million due to required minimum taxes and the Company's inability under SFAS 109 to recognize the benefit from the carryover of losses to future years. Considering the sale of Chi-Chi's combined with the Company's losses, the Company was required to provide in the second quarter of 1994 a non-cash valuation allowance for previously recognized tax benefits, resulting in income tax expense for the 40 weeks of $5.7 million rather than a tax benefit.

3. On January 27, 1994, Foodmaker, Apollo Advisors, L.P. ("Apollo") and Green Equity Investors, L.P. ("GEI"), whose general partner is Leonard Green & Partners, (collectively, the "Investors"), acquired Restaurant Enterprises Group, Inc. ("REGI"), a company that owns, operates and franchises various restaurant chains including El Torito, Carrows and Coco's. Contemporaneously, REGI changed its name to Family Restaurants, Inc. ("FRI"). Concurrently, Foodmaker contributed its entire Chi-Chi's Mexican Restaurantes chain ("Chi-Chi's") to FRI in exchange for a 39% equity interest in FRI, valued at $62 million, a five-year warrant to acquire 111,111 additional shares at $240 per share, which would increase its equity interest to 45%, and approximately $173 million in cash ($208 million less the face amount of Chi-Chi's debt assumed, aggregating approximately $35 million). Apollo and GEI, respectively, contributed $62 million and $29 million in cash and hold approximate 39% and 18% equity positions in FRI. Management of FRI invested $2.5 million in cash and notes and holds an approximate 4% equity position. The net cash received was used by Foodmaker to repay all of the debt outstanding under its then existing bank credit facility, which was terminated, to reduce other existing debt, to the extent permitted by the Company's financing agreements and to provide funds for capital expenditures. The Company does not anticipate receiving dividends on its FRI common stock in the foreseeable future. The payment of dividends is restricted by FRI's public debt instruments.

    As a result of negative publicity regarding the nutritional value of Mexican food, and resulting sales declines, FRI wrote-off the goodwill attributable to Chi-Chi's in their fourth quarter ended December 25, 1994. The Company recorded in its first quarter of 1995 the complete write-down of its 39% investment in FRI as a result of the goodwill write-off. Subsequently, although the Company continues to hold a 39% interest in FRI, it will not reflect its share of FRI results of operations until FRI is able to generate a positive net equity.

    Summarized financial information through FRI's second quarter ended June 25, 1995, follows (in thousands):

          Sales . . . . . . . . . . . . . . . . . . . . . .$570,703
                                                            -------
          Costs of sales. . . . . . . . . . . . . . . . . . 163,022
          Operating costs . . . . . . . . . . . . . . . . . 380,667
          General and administrative expense. . . . . . . .  31,794
          Interest expense. . . . . . . . . . . . . . . . .  30,150
                                                            -------
          Loss before income tax provision. . . . . . . . . (34,930)
          Income taxes. . . . . . . . . . . . . . . . . . .     974
                                                            -------
          Net loss. . . . . . . . . . . . . . . . . . . . .$(35,904)
                                                            =======

4. In early January 1994, the Company entered into financing lease arrangements with two limited partnerships, (the "Partnerships"), in which estates for years relating to 76 restaurants were sold. The acquisition of the properties, including costs and expenses, was funded through the issuance by a special purpose corporation acting as agent for the Partnerships of $70 million senior secured notes, interest payable semi-annually and due in two equal annual installments of principal on
    January 1, 2003 and November 1, 2003. The Company is required semi-annually through 2002 to make payments to a trustee of approximately $3.4 million and special payments of approximately $.7 million, which effectively cover interest and sinking fund requirements, respectively, on the notes. Immediately prior to the principal payment dates, the Company must make rejectable offers to reacquire 50% of the properties at each date at a price which is sufficient, in conjunction with previous sinking fund deposits, to retire the notes. If the Partnerships reject the offers, the Company may purchase the properties at less than fair market value or cause the Partnerships to fund the remaining principal payments on the notes and, at the Company's option, cause the Partnerships to
    acquire the Company's residual interest in the properties.   If the
    Partnerships are allowed to retain the estates for years, the Company has available options to extend the leases for total terms of up to 35 years, at which time the ownership of the property will revert to the Company. The transactions are reflected as financings with the properties remaining in the Company's financial statements.

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

    The Company on July 19, 1993, filed a cross-complaint against Vons and other suppliers seeking reimbursement for all damages, costs and expenses incurred in connection with the Outbreak. On or about January 18, 1994, Vons filed a cross complaint against Foodmaker and others in this action alleging certain contractual and tort liabilities and seeking damages in unspecified amounts and a declaration of the rights and obligations of the parties. Substantially the same claims are being made by the parties in a separate lawsuit in Superior Court of California, County of Los Angeles. On May 17, 1995 it was determined the litigation between the Company, Vons, and other defendants would be heard in Los Angeles. The case is set for trial in November, 1996.

    In April 1993, a class action, In re Foodmaker, Inc./Jack In The Box Securities Litigation, was filed in Federal Court, Western District of Washington at Seattle against the Company, its Chairman, and the President of the Jack In The Box Division on behalf of all persons who acquired the Company's common stock between March 4, 1992 and January 22, 1993 seeking damages in an unspecified amount as well as punitive damages. In general terms, the complaint alleges that there were false and misleading statements in the Company's March 4, 1992 prospectus and in certain public statements and filings in 1992 and 1993, including claims that the defendants disseminated false information regarding the Company's food quality standards and internal quality control procedures. After extensive negotiations through a mediation process, a settlement was reached and subsequently approved by the Court. Under the terms of the settlement the Company paid $8 million into an escrow account, disbursements from which are subject to Court approval. The $8 million payment was reflected in the results of operations for the first quarter of fiscal 1995.

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

                       FOODMAKER, INC. AND SUBSIDIARIES

          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
INFORMATION


RESULTS OF OPERATIONS
---------------------

    All comparisons under this heading between 1995 and 1994, unless otherwise indicated, refer to the 12-week and 40-week periods ended July 9, 1995 and July 10, 1994, respectively. On January 27, 1994, the Company contributed its entire Chi-Chi's Mexican Restaurantes chain to Family Restaurants, Inc.
in exchange for an approximate 39% interest in FRI and other consideration including cash and debt assumption as described in Note 3 to the consolidated financial statements. The consolidated statements of operations, therefore, include Chi-Chi's results of operations for only the 16 weeks ended in January 1994.

    Sales by Jack In The Box company-operated restaurants increased $22.9 million and $55.4 million, respectively, to $193.9 million and $602.5 million in 1995 from $171.0 million and $547.1 million in 1994. The sales improvement is primarily due to an increase in the average number of company-operated restaurants to 832 in 1995 from 752 in 1994. Per store average sales for comparable restaurants ("PSA") increased 6.1% and 1.7%, respectively, in 1995 as compared to the similar periods in 1994. Chi-Chi's restaurant sales were $123.2 million in the first quarter of 1994.

    Distribution sales of food and supplies for the 12-week period decreased $4.3 million to $42.1 million in 1995 from $46.4 million in 1994 primarily due to a decline in sales to Chi-Chi's restaurants. Distribution sales for the 40-week period increased $11.9 million to $138.3 million in 1995 from $126.4 million in 1994 primarily due to the sales to Chi-Chi's in the first quarter of 1995. Distribution sales to Chi-Chi's in the first quarter of 1994, while it was a subsidiary of the Company, were eliminated in consolidation.

    Jack In The Box franchise rents and royalties for the 12-week period increased $.3 million to $7.6 million in 1995 from $7.3 million in 1994 due to PSA sales increases of domestic franchisee-operated restaurants, offset in part by a decline in the number of franchisee-operated restaurants.
Franchise rents and royalties for the 40-week period decreased $1.0 million to $24.8 million in 1995 from $25.8 million in 1994, reflecting a decline in the average number of domestic franchisee-operated restaurants to 382 in 1995 from 416 in 1994, principally due to the purchase of franchised restaurants by the Company. Franchise rents and royalties for Chi-Chi's were $.1 million in the first quarter of 1994.

     Other revenues for Jack In The Box declined $.6 million and $1.1 million, respectively, to $.5 million and $1.8 million in 1995 from $1.1 million and $2.9 million in 1994 primarily due to interest income earned in 1994 on cash proceeds from the sale of Chi-Chi's. Chi-Chi's other revenues were $.6 million in the first quarter of 1994.

    Jack In The Box costs of sales increased $4.5 million and $7.3 million, respectively, to $55.2 million and $169.9 million in 1995 from $50.7 million and $162.6 million in 1994 due to increased Company-operated restaurant sales. Costs of sales decreased as a percent of sales in 1995 as compared to 1994 due to the impact of lower ingredient costs and the lower food cost of certain promotions. Chi-Chi's costs of sales were $32.7 million in the first quarter of 1994.

    Restaurant operating costs for Jack In The Box increased $7.9 million and $23.2 million, respectively, to $104.7 million and $337.3 million in 1995 from $96.8 million and $314.1 million in 1994 primarily due to the increase in average number of Company-operated restaurants and variable costs associated with increased sales. Restaurant operating costs declined as a percent of sales in 1995 as compared to the similar period of 1994 principally due to reduced restaurant and operations labor and related costs. Chi-Chi's restaurant operating costs were $80.7 million in the first quarter of 1994.

    Costs of distribution sales for the 12-week period decreased $3.8 million to $41.3 million in 1995 from $45.1 million in 1994 and increased $13.4 million for the 40-week period to $135.6 million in 1995 from $122.2 million in 1994 consistent with the changes in distribution sales in each of those periods. Costs of distribution sales increased as a percent of distribution sales in 1995 as compared to 1994 due to slightly higher product costs.

    Jack In The Box franchise restaurant costs, which consist of rents and depreciation on properties leased to franchisees and other miscellaneous costs, decreased $.2 million and $.7 million, respectively, to $5.0 million and $16.8 million in 1995 from $5.2 million and $17.5 million in 1994, primarily due to the decline in the average number of domestic franchisee-operated restaurants. Chi-Chi's franchise restaurant costs were $.1 million in the first quarter of 1994.

    Selling, general and administrative expenses for Jack In The Box increased $3.0 million and $17.3 million, respectively to $24.2 million and $85.5 million in 1995 from $21.2 million and $68.2 million in 1994, principally due to increased advertising and promotions costs and to an $8.0 million settlement with stockholders in the first quarter of 1995 as described in
Note 5 to the consolidated financial statements. Advertising and promotion costs increased $3.6 million and $9.4 million, respectively, to $18.9 million and $57.5 million in 1995 from $15.3 million and $48.1 million in 1994 due to increased advertising and aggressive promotional discounting of products in 1995. Chi-Chi's incurred selling, general and administrative expenses of $9.1 million in the first quarter of 1994.

    In the first quarter of 1995, the Company recorded a $57.2 million loss relating to its equity in the operations of FRI, most of which was the result of the complete write-down of the Company's investment in FRI due to the write-off by FRI of the goodwill attributable to Chi-Chi's. Subsequently, although the Company continues to hold a 39% equity interest in FRI, it will not reflect its share of FRI results of operations until FRI is able to generate a positive net equity. In 1994 the Company recognized a loss of $.9 million relating to its 39% equity in the operations of FRI. See Note 3 to the consolidated financial statements.

    Interest expense decreased $1.1 million and $5.6 million, respectively, to $11.1 million and $37.4 million in 1995 from $12.2 million and $43.0 million in 1994 due to a reduction of total debt outstanding. Since the beginning of fiscal year 1994, the Company with the sale of Chi-Chi's, eliminated the Chi-Chi's debt and used the proceeds of the sale to repay both the bank credit line and the 13-1/2% Senior Notes.

    Although the Company incurred a loss in 1995, income taxes were $.5 million due to required minimum taxes and the Company's inability under SFAS 109 to recognize the benefit from the carryover of losses to future years. Considering the sale of Chi-Chi's combined with the Company's losses, the Company was required to provide in the second quarter of 1994 a non-cash valuation allowance for previously recognized tax benefits, resulting in income tax expense for the 40 weeks of $5.7 million rather than a tax benefit.

FINANCIAL CONDITION
-------------------

    The Company's primary sources of liquidity are expected to be cash flows from operations, the revolving bank credit facility described below, and the sale and leaseback of restaurant properties. An additional potential source of liquidity is the conversion of company-operated Jack In The Box restaurants to franchised restaurants. The Company requires capital principally to construct new restaurants, to maintain, improve and refurbish existing restaurants, and for general corporate purposes.

    At July 9, 1995, the Company's working capital deficit increased $15.6 million to $55.6 million from $40.0 million at October 2, 1994, and reflects the payout of $8.0 million for settlement of the stockholders' lawsuit. The restaurant business does not require the maintenance of significant receivables or inventories, and it is common to receive trade credit from vendors for purchases such as supplies. In addition, the Company, and generally the industry, continually invests in its business through the addition of new units and refurbishment of existing units, which are reflected as long-term assets and not as part of working capital.

    At July 9, 1995, the Company's total debt outstanding was $441.3 million. Substantially all of the Company's real estate and machinery and equipment is, and is expected to continue to be, pledged to its lenders.

    On July 26, 1994, the Company entered into a revolving bank credit agreement which provides for a credit facility of up to $52.5 million, including letters of credit for the account of the Company in an aggregate amount of up to $25 million. At July 9, 1995, the Company had a total of approximately $43.3 million of unused credit under the agreement. Covenants contained in the agreement limit capital spending and require the Company to maintain specified financial ratios, and to meet certain requirements regarding maximum leverage and minimum fixed charges, cash flows, interest coverage, and net worth. The Company intends to use the revolving line to fund expansion efforts and for general operating purposes.

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

    The Company on July 19, 1993, filed a cross-complaint against Vons and other suppliers seeking reimbursement for all damages, costs and expenses incurred in connection with the Outbreak. On or about January 18, 1994, Vons filed a cross complaint against Foodmaker and others in this action alleging certain contractual and tort liabilities and seeking damages in unspecified amounts and a declaration of the rights and obligations of the parties. Substantially the same claims are being made by the parties in a separate lawsuit in Superior Court of California, County of Los Angeles. On May 17, 1995 it was determined the litigation between the Company, Vons, and other defendants would be heard in Los Angeles. The case is set for trial in November, 1996.

    In April 1993, a class action, In re Foodmaker, Inc./Jack In The Box Securities Litigation, was filed in Federal Court, Western District of Washington at Seattle against the Company, its Chairman, and the President of the Jack In The Box Division on behalf of all persons who acquired the Company's common stock between March 4, 1992 and January 22, 1993 seeking damages in an unspecified amount as well as punitive damages. In general terms, the complaint alleges that there were false and misleading statements in the Company's March 4, 1992 prospectus and in certain public statements and filings in 1992 and 1993, including claims that the defendants disseminated false information regarding the Company's food quality standards and internal quality control procedures. After extensive negotiations through a mediation process, a settlement was reached and subsequently approved by the Court. Under the terms of the settlement the Company paid $8 million into an escrow account, disbursements from which are subject to Court approval. The $8 million payment was reflected in the results of operations for the first quarter of fiscal 1995.

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



Date: August 22, 1995