Form 10-K
period 1995-10-01
FOODMAKER INC /DE/
filed 1995-12-28
CIK 807882

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                          WASHINGTON, D.C.  20549

                                  FORM 10-K
                                  ---------

  /X/  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE

      ACT OF 1934


               FOR THE FISCAL YEAR ENDED   OCTOBER 1, 1995
                                           ---------------

                   COMMISSION FILE NUMBER       1-9390
                                            -------------

                                FOODMAKER, INC.
--------------------------------------------------------------------------------
            (Exact name of registrant as specified in its charter)


       Delaware                                            95-2698708
-------------------------                      ---------------------------------
(State of incorporation)                       (IRS Employer Identification No.)

   9330 Balboa Avenue, San Diego, CA                          92123
----------------------------------------                   ------------
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

                                  Yes  X   No
                                     -----    -----
     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

     The aggregate market value of the voting stock held by non-affiliates of the registrant as of December 15, 1995, computed by reference to the closing price reported in the New York Stock Exchange-Composite Transactions, was approximately $188.5 million.

     Number of shares of common stock, $.01 par value, outstanding as of the close of business December 15, 1995 - 38,802,195.

                         DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Proxy Statement to be filed with the Securities and Exchange Commission in connection with the 1996 Annual Meeting of Stockholders are incorporated by reference into Part III hereof.

ITEM 1.  BUSINESS

The Company

     Foodmaker owns, operates and franchises Jack In The Box, a chain of fast-food restaurants located principally in the western and southwestern United States. Until January 27, 1994, Foodmaker also owned Chi-Chi's, Inc. ("Chi-Chi's"), a chain of full-service, casual Mexican restaurants located primarily in the midwestern and midatlantic United States.

     On January 27, 1994, Foodmaker, Apollo FRI Partners, L.P. ("Apollo") and Green Equity Investors, L.P., whose general partner is Leonard Green & Partners, acquired Restaurant Enterprises Group, Inc. ("REGI"), a company that owns, operates and franchises various restaurant chains including El Torito, Carrows and Coco's. Contemporaneously, REGI changed its name to Family Restaurants, Inc. ("FRI"). Concurrently, Foodmaker contributed its entire Chi-Chi's Mexican restaurant chain to FRI in exchange for a 39% equity interest in FRI and other consideration. Pursuant to an agreement dated November 20, 1995, Foodmaker transferred its entire equity interest in FRI to Apollo and entered into a mutual release with the other principal shareholders of FRI. See Note 3 to the consolidated financial statements.

Jack In The Box

     Overview. Jack In The Box is a leading regional competitor in the fast-food segment of the restaurant industry with system-wide sales of $1,123.7 million in 1995. At October 1, 1995, there were 1,252 Jack In The Box restaurants, of which 863 were operated by the Company and 389 were franchised.

     Jack In The Box's menu and marketing strategies are principally directed toward adult fast-food customers. Jack In The Box offers a wider menu selection than most of its major fast-food competitors. The Jack In The Box menu features foods (such as the Teriyaki Bowl, Philly Cheesesteak and Stuffed Jalapenos) that are not commonly offered in the fast-food hamburger segment, as well as more traditional fast-food products (such as hamburgers and french fries). The Company believes that a key competitive strength of Jack In The Box is its ability to introduce new and distinctive, high quality menu items that appeal to the changing preferences of its adult guests.

     Jack In The Box was the first restaurant chain to develop and expand the concept of drive-thru only restaurants, and drive-thru sales presently account for approximately 63% of the sales by Company-operated restaurants. Over the years the Jack In The Box concept has evolved to include more inside seating in its restaurants. Most restaurants are located in freestanding buildings with seating capacities ranging from 24 to 85 persons and are open approximately 18 hours a day.

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

     Operating Strategy. Jack In The Box's operating strategy is to: (i) increase per store average sales through the continued introduction and promotion of distinctive, high quality menu items; (ii) focus on improving sales and margins through increased emphasis on guest service, food quality and cost management; and (iii) increase the number of Jack In The Box restaurants through the addition of Company-operated and franchise-developed restaurants in Jack In The Box's existing and contiguous markets.

     Menu Strategy. Jack In The Box's menu strategy is to provide new and distinctive, high quality products that represent good value and appeal to the changing preferences of its targeted customers. The Jack In The Box menu features a wide variety of approximately 45-50 fast-food menu items, including hamburgers, specialty sandwiches, salads, Mexican foods, finger foods, breakfast foods, side items and desserts.

     Management believes that Jack In The Box's ability to develop new and unique menu items has been a traditional strength of the Company. Jack In
The Box continuously develops and tests new items for its menu and seeks to improve existing products. New products are developed in a corporate test kitchen and then introduced in one or more of Foodmaker's research and development restaurants to ensure that product consistency, high quality standards and profitability can be maintained and to determine preliminary guest response. Operating and training systems have been developed that enable Jack In The Box to respond quickly to implement menu changes while achieving quality and profit objectives. If a new item proves successful at the research and development level, it is generally tested in selected markets, both with and without marketing support, and if it proves successful, the item is incorporated into the standard Jack In The Box menu. Jack In The Box has introduced over 50 new products in the last ten years.
In addition, Jack In The Box pursues menu strategies involving product reintroductions, limited-time only product promotions and products which target the value segment of the business.

     Hamburgers represent the largest segment of the fast-food industry; accordingly, Jack In The Box continues to maintain hamburgers as principal menu items. Hamburgers, including the Grilled Sourdough Burger and the Ultimate Cheeseburger, accounted for approximately 27% of Jack In The Box's fiscal 1995 sales. However, management believes that, as a result of its diverse menu, Jack In The Box restaurants are less dependent on the commercial success of one or a few products than other fast-food chains, and that Jack In The Box's menu appeals to a broad range of food preferences.

     Expansion Strategy. The Company's goal is to achieve targeted levels of media pressure in Jack In The Box's existing major markets through the construction of new restaurants primarily by the Company and, to a lesser extent, by franchisees. The Company's current plan calls for opening approximately 250-300 new Company-operated restaurants, as well as approximately 30 new domestic and 100 new international franchise-operated restaurants over the next five years. The Company has historically acquired and will continue to consider the acquisition of existing restaurants for conversion to Jack In The Box restaurants.

     The following table sets forth the growth in Company-operated and franchised Jack In The Box restaurants since the beginning of fiscal year 1991:

                                           Fiscal year
                               ------------------------------------
                               1995    1994    1993    1992    1991
                               ----    ----    ----    ----    ----
Company-operated restaurants:
  Opened                         21      54      10      51      46
  Sold to franchisees            (6)     (4)    (11)    (18)     (7)
  Closed                         (4)     (9)     (4)     (4)     (7)
  Acquired from franchisees      42      44      10       7       2
  Ending number                 863     810     725     720     684
Franchised restaurants:
  Opened                         12       8      13      21      16
  Acquired from Company           6       4      11      18       7
  Closed                         (1)     (1)     (2)     (2)     (1)
  Sold to Company               (42)    (44)    (10)     (7)     (2)
  Ending number                 389     414     447     435     405
System total                  1,252   1,224   1,172   1,155   1,089

     The following table summarizes the locations of the Jack In The Box restaurants at October 1, 1995:

               Number of restaurants                    Number of restaurants
               ----------------------                   ----------------------
               Company-                                 Company-
               operated    Franchised                   operated    Franchised
               --------    ----------                   --------    ----------
Arizona. . . . .  61          45          Oregon. . . . .   1           2
California . . . 364         241          Texas . . . . . 260          58
Colorado . . . .  10          --          Washington. . .  67          --
Hawaii . . . . .  30           4          Egypt . . . . .  --           1
Idaho. . . . . .   6          --          Hong Kong . . .  --           7
Illinois . . . .  12          --          Indonesia . . .  --           1
Louisiana. . . .  --           5          Mexico. . . . .  --          10
Missouri . . . .  38           3          Philippines . .  --           2
Nevada . . . . .  14           8                          ---         ---
New Mexico . . .  --           2            Total . . . . 863         389
                                                          ===         ===

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

     Restaurant Operations. Significant resources are devoted to ensuring that all Jack In The Box restaurants offer the highest quality of food and service. Emphasis is placed on ensuring that quality ingredients are delivered to the restaurants, restaurant food production systems are continuously developed and improved, and all employees are dedicated to delivering consistently high quality food and service. Through its network of corporate quality assurance, facilities services and restaurant management personnel, including regional vice presidents, area managers and restaurant managers, the Company standardizes specifications for the preparation and service of its food, the maintenance and repair of its premises and the appearance and conduct of its employees. Operating specifications and procedures are documented in a series of manuals and video presentations. Most restaurants, including franchised units, receive approximately 6 full inspections and 26 limited reviews each year.

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

     Restaurant managers are supervised by approximately 45 area managers, each of whom is responsible for an average of 20 restaurants. The area managers are under the supervision of 7 regional vice presidents who are supervised in turn by a vice president of operations. Under the Company's performance system, area and restaurant managers are eligible for quarterly bonuses based on a percentage of location operating profit and regional vice presidents are eligible for bonuses based on profit improvement and achievement of established goals and objectives.
                                    -3-

     Jack In The Box's quality assurance program is designed to maintain high standards for the food and materials and food preparation procedures used by Company-operated and franchised restaurants. Foodmaker maintains product specifications and approves sources for obtaining such products. The Company developed a comprehensive, restaurant-based Hazard Analysis & Critical Control Points ("HACCP") system for managing food safety and quality. HACCP combines employee training, meat testing by suppliers, and detailed attention to product quality at every stage of the food preparation cycle. Products are randomly inspected by the Company's quality assurance personnel as they arrive at Foodmaker's distribution centers to ensure that they conform to Foodmaker standards. These items then are distributed to individual restaurants through a network of Company-operated delivery trucks.

     Foodmaker provides purchasing, warehouse and distribution services for both Company-operated and franchised restaurants. While substantially all Jack In The Box franchisees have utilized these services to the full extent available, they are permitted to purchase products directly from any approved source. The Company believes that the service, prices and terms offered to its Jack In The Box franchisees through its distribution centers are competitive with that which franchisees could obtain from third parties.
Some products, primarily dairy and bakery items, are delivered to both Company-operated and franchised restaurants directly by approved suppliers. Recently, Jack In The Box franchisees informed the Company that they have formed a purchasing cooperative and contracted with another supplier for distribution services. This transition is expected to occur during fiscal 1996.

     The primary commodities purchased by Jack In The Box restaurants are beef, poultry, seafood and produce. The Company monitors the current and future prices and availability of the primary commodities purchased by the Company in order to minimize the impact of fluctuations in price and availability, and makes advance purchases of commodities when considered to be advantageous. However, the Company remains subject to price fluctuations in certain commodities, particularly produce. All essential food and beverage products are available, or upon short notice can be made available, from alternative qualified suppliers.

     Foodmaker maintains centralized financial and accounting controls for Company-operated Jack In The Box restaurants which it believes are important in analyzing profit margins. Jack In The Box utilizes a specially designed computerized reporting and cash register system on a Company-wide basis which provides point-of-sale transaction data and accumulation of pertinent marketing information. Sales data are collected and analyzed on a weekly basis by management.

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

     Another important aspect of the franchising program has been the conversion of existing Company-operated restaurants to franchised restaurants. Although franchised units totaled 389 of Jack In The Box's 1,252 restaurants at October 1, 1995, the ratio of franchised to Company-operated restaurants is still low relative to Jack In The Box's major competitors. The Company views its non-franchised Jack In The Box units as a potential resource which, on a selected basis, can be sold to a franchisee to generate additional immediate cash flow and earnings while still maintaining future cash flows and earnings through franchise rents and royalties.

     Jack In The Box's current franchise agreement provides for an initial franchise fee of $25,000 per restaurant. This agreement generally provides for royalties of 4% of gross sales (royalties are 2% of gross sales for the first two years of the agreement and 4% of gross sales thereafter under agreements with respect to certain franchisee-built restaurants), a marketing fee of 5% of gross sales (although some existing agreements provide for a 4% rate) and a 20-year term. In connection with the conversion of a Company-operated restaurant, the restaurant equipment and the
                                    -4-
right to do business at that location, known as "Trading Area Rights," are sold to the franchisee, in most cases for cash. The aggregate price is equal to the negotiated fair market value of the restaurant as a going concern, which depends on various factors including the history of the facility, its location and its cash flow potential. In addition, the land and building are leased or subleased to the franchisee at a negotiated rent, generally equal to the greater of a minimum base rent or a percentage of gross sales (typically 8 1/2%). The franchisee is required to pay property taxes, insurance and maintenance costs.

     Advertising and Promotion. Jack In The Box engages in substantial marketing programs and activities. Advertising costs are paid from a fund created by the marketing fees paid by franchisees together with an amount contributed each year by the Company equal to at least 5% of the gross sales of its Company-operated restaurants. Jack In The Box's use of advertising media is limited to regional and local campaigns both on spot television and radio and in print media. Jack In The Box does not advertise nationally. Jack In The Box spent approximately $96 million on advertising and promotions in fiscal 1995, including franchisee contributions and contributions from certain of its suppliers under co-operative advertising programs. Jack In The Box's current advertising campaign promotes new and established Jack In The Box products on an individual basis in a series of creative 30 second television and radio spot advertisements. The Company also allocates funds for local marketing purposes. Franchisees are encouraged to, and generally do, spend funds in addition to those expended by the Company for local marketing programs.

     Employees. At October 1, 1995, Jack In The Box had approximately 25,785 employees, of whom 24,085 were restaurant employees, 410 were corporate personnel, 355 were distribution employees and 935 were field management and administrative personnel. Employees are paid on an hourly basis, except restaurant managers, corporate and field management, and administrative personnel. A majority of Jack In The Box's restaurant employees are employed on a part-time, hourly basis to provide services necessary during peak periods of restaurant operations. Jack In The Box has not experienced any significant work stoppages and believes its labor relations are good.

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

     Each Jack In The Box restaurant competes directly and indirectly with a large number of national and regional chain operators as well as with locally-owned fast-food restaurants and coffee shops. In selling franchises, Jack In The Box competes with many other restaurant franchisors, and some of its competitors have substantially greater financial resources and higher total sales volume.
                                    -5-

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

     The Company is subject to the Fair Labor Standards Act and various state laws governing such matters as minimum wages, overtime and other working conditions. A significant number of the Company's food service personnel are paid at rates related to the federal and state minimum wage, and accordingly, increases in the minimum wage increase the Company's labor costs.

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

ITEM 2.  PROPERTIES

     At October 1, 1995, Foodmaker owned 544 Jack In The Box restaurant buildings, including 327 located on land covered by ground leases. In addition, it leased 602 restaurants where both the land and building are leased. Some of these restaurants are operated by franchisees. The remaining lease terms of ground leases range from approximately one year to 50 years, including renewal option periods. The remaining lease terms of Foodmaker's other leases range from approximately one year to 41 years, including renewal option periods. In addition, at October 1, 1995, franchisees directly owned or leased 106 restaurants.

                                            Company-     Franchise-
                                            operated     operated       Total
                                           restaurants  restaurants  restaurants
                                           -----------  -----------  -----------
Company-owned restaurant buildings:
  On Company-owned land                         144           73          217
  On ground-leased land                         278           49          327
                                                ---          ---        -----
    Subtotal                                    422          122          544
Company-leased restaurant buildings
  on leased land                                441          161          602
Franchise directly-owned or directly-leased
  restaurant buildings                           --          106          106
                                                ---          ---        -----
Total restaurant buildings                      863          389        1,252
                                                ===          ===        =====

     The Company's leases generally provide for the payment of fixed rentals (with cost-of-living index adjustments) plus real estate taxes, insurance and other expenses; in addition, many of the leases provide for contingent rentals of between 2% and 10% of the restaurant's gross sales. The Company has generally been able to renew its restaurant leases as they expire at then current market rates. At October 1, 1995, the leases had initial terms expiring as follows:
                                       Number of restaurants
                                     --------------------------
    Years initial                                     Land and
     lease term                       Ground          building
      expires                         leases           leases
     ---------                        ------          --------
     1996-2000. . . . . . . . . . .     110              137
     2001-2005. . . . . . . . . . .     106              162
     2006-2010. . . . . . . . . . .      63              210
     2011 and later . . . . . . . .      48               93
                                        ---              ---
                                        327              602
                                        ===              ===

     In addition, the Company owns its principal executive offices in San Diego, California, consisting of approximately 150,000 square feet.

     The Company owns one warehouse and leases an additional seven with remaining terms ranging from two years to 22 years, including renewal option periods.

     Substantially all the Company's real and personal property are pledged as collateral for various components of the Company's long-term debt.

ITEM 3.  LEGAL PROCEEDINGS

     Various claims and legal proceedings are pending against the Company in various state and federal courts. Many of those proceedings are in the states of California, Washington, Nevada, Idaho and Oregon, seeking monetary damages for personal injuries relating to the outbreak of food-borne illness (the "Outbreak") attributed to hamburgers served at Jack In The Box restaurants. The Company, in consultation with its insurance carriers and attorneys, does not anticipate that the total liability on all such lawsuits and claims will exceed the coverage available under its applicable insurance policies.

     Actions were filed on July 2, 1993, in the Superior Court of California, County of San Diego, by certain of the Company's franchisees against the Company, The Vons Companies, Inc., ("Vons") and other suppliers (Syed Ahmad, et al, versus Foodmaker, Inc., et al), claiming damages from reduced sales and profits due to the Outbreak. After extensive negotiations, settlements were reached with the plaintiff franchisees, and all but one of the domestic franchisees who did not join in suing the Company in this lawsuit. During 1993, the Company provided approximately $44.5 million to cover the settlements and associated costs, including the settlement with the remaining franchisee. On January 14, 1994, the non-settling franchisee filed suit against the Company and The Vons Companies in Superior Court of California, County of San Diego and in Federal Court, Southern District of California (Ira Fischbein, et al versus Foodmaker, Inc., et al) claiming damages from reduced sales, lost profits and reduced value of the franchise due to the Outbreak. After extensive negotiations, the Company reached an agreement under the terms of which on February 3, 1995, the Company settled all claims of the franchisee against the Company and acquired 27 operating restaurants and the development rights to the Las Vegas and Denver markets.
                                    -7-

     The Company on July 19, 1993, filed a cross-complaint against Vons and other suppliers seeking reimbursement for all damages, costs and expenses incurred in connection with the Outbreak. On or about January 18, 1994, Vons filed a cross-complaint against Foodmaker and others in this action alleging certain contractual and tort liabilities and seeking damages in unspecified amounts and a declaration of the rights and obligations of the parties. Substantially the same claims were made by the parties in a separate lawsuit in Superior Court of California, County of Los Angeles. On May 17, 1995 it was determined the litigation between the Company, Vons, and other defendants would be heard in Los Angeles. The cases have been consolidated and are set for trial in November 1996.

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

     The amount of liability from the claims and actions described above cannot be determined with certainty, but in the opinion of management, based in part upon advice from legal counsel, the ultimate liability from all pending legal proceedings, asserted legal claims and known potential legal claims which are probable of assertion should not materially affect the consolidated financial position of the Company.

     The U.S. Internal Revenue Service ("IRS") had proposed adjustments to tax liabilities of $17 million (exclusive of interest) for the Company's federal income tax returns for fiscal years 1986 through 1988. A final report has not been issued but agreement has been reached to satisfy these proposed adjustments at approximately $.6 million (exclusive of $.4 million interest). The IRS examinations of the Company's federal income tax returns for fiscal years 1989 and 1990 resulted in the issuance of proposed adjustments to tax liabilities aggregating $2.2 million (exclusive of $.7 million interest). The Company has filed a protest with the Regional Office of Appeals of the IRS contesting the proposed assessments. Management believes that adequate provision for income taxes has been made.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     No matters were submitted to a vote of security holders during the fourth quarter ended October 1, 1995.
                                    -8-

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     The following table sets forth the high and low closing sales prices for the common stock during the quarters indicated, as reported on the New York Stock Exchange-Composite Transactions:

                                                12 weeks ended
                16 weeks ended   --------------------------------------------
                 Jan. 23, 1994   Apr. 17, 1994   Jul. 10, 1994   Oct. 2, 1994
                 -------------   -------------   -------------   ------------
   High . . . . .    10 1/4          10 1/2               8              6
   Low. . . . . .     8 7/8           7 5/8           5 1/4          5 1/8


                                                12 weeks ended
                16 weeks ended   --------------------------------------------
                 Jan. 22, 1995   Apr. 16, 1995    Jul. 9, 1995   Oct. 1, 1995
                 -------------   -------------   -------------   ------------
   High . . . . .     5 5/8           4 3/8           5 5/8          6 7/8
   Low. . . . . .     3 7/8           3 3/8           3 7/8          5 1/8


     Foodmaker has not paid any cash or other dividends during its last two fiscal years and does not anticipate paying dividends in the foreseeable future. The Company's credit agreements prohibit and its public debt instruments restrict the Company's right to declare or pay dividends or make other distributions with respect to shares of its capital stock.

     As of October 1, 1995, there were approximately 725 holders of record.

ITEM 6.  SELECTED FINANCIAL DATA

     The selected data presented in the following table summarizes certain consolidated financial information concerning the Company and is derived from financial statements which have been audited by KPMG Peat Marwick LLP, independent certified public accountants. Chi-Chi's results of operations are included through January 27, 1994, the date of Chi-Chi's sale. The capital structure changed as the result of the 1992 recapitalization of the Company. The Company's fiscal year is 52 or 53 weeks, ending the Sunday closest to September 30.

                                        52 weeks        52 weeks        53 weeks        52 weeks        52 weeks
                                          ended           ended           ended           ended           ended
Statement of Operations Data:            10/1/95         10/2/94         10/3/93         9/27/92         9/29/91
-----------------------------            -------         -------         -------         -------         -------
Revenues:
  Restaurant sales. . . . . . . . . .  $  804,084      $  843,038      $1,088,269      $1,061,904      $1,019,927
  Distribution sales. . . . . . . . .     179,689         171,711         108,546         104,041          94,815
  Franchise rents and royalties . . .      32,530          33,740          35,232          38,803          35,277
  Other revenues. . . . . . . . . . .       2,413           4,837           8,680          14,585           7,140
                                        ---------       ---------       ---------       ---------       ---------
  Total revenues. . . . . . . . . . .   1,018,716       1,053,326       1,240,727       1,219,333       1,157,159
                                        ---------       ---------       ---------       ---------       ---------
Costs of revenues<F1> . . . . . . . .     871,335         928,511       1,124,918       1,004,467         962,212
Equity in loss of FRI<F2> . . . . . .      57,188           2,108              --              --              --
Selling, general and administrative
expenses<F3>. . . . . . . . . . . . .     110,188         100,764         124,422         103,697          95,095
Interest expense. . . . . . . . . . .      48,463          55,201          57,586          72,455          93,573
                                        ---------       ---------       ---------       ---------       ---------
Earnings (loss) before income taxes
 (benefit), extraordinary item, and
 cumulative effect of changes in
 accounting principles. . . . . . . .     (68,458)        (33,258)        (66,199)         38,714           6,279
Income taxes (benefit). . . . . . . .         500           3,010         (22,071)         16,818           5,930
                                        ---------       ---------       ---------       ---------       ---------
Earnings (loss) before extraordinary
 item and cumulative effect of changes
 in accounting principles . . . . . .     (68,958)        (36,268)        (44,128)         21,896             349
Extraordinary item - loss on early
 extinguishment of debt, net of income
 taxes. . . . . . . . . . . . . . . .          --          (3,302)             --         (63,651)             --
Cumulative effect on prior years of
 adopting SFAS 106 and SFAS 109 . . .          --              --         (53,980)             --              --
                                        ---------       ---------       ---------       ---------       ---------
Net earnings (loss) . . . . . . . . .  $  (68,958)     $  (39,570)     $  (98,108)     $  (41,755)     $      349
                                        =========       =========       =========       =========       =========
Balance Sheet Data (at end of period):
Current assets. . . . . . . . . . . .  $   97,889      $  107,486      $   93,534      $  106,311      $   71,534
Current liabilities . . . . . . . . .     132,017         140,238         202,194         153,851         185,022
Total assets. . . . . . . . . . . . .     662,674         740,285         897,280         915,487         864,848
Long-term debt. . . . . . . . . . . .     440,219         447,822         500,460         501,083         629,291
Stockholders' equity. . . . . . . . .      31,253         100,051         139,132         246,933          50,535
-------------------------------------

  <F1> Reflects a provision of $44.5 million for the year ended October 3, 1993 to cover franchisee settlements and associated costs related to the Outbreak of food-borne illness.
  <F2> Reflects the complete write-down of the Company's $57.2 million investment in Family Restaurants, Inc. for the year ended October 1, 1995.
  <F3> Includes the recognition of an $8 million stockholders' lawsuit settlement for the year ended October 1, 1995.

                                    -10-

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations

     Fiscal 1995 Compared to Fiscal 1994.   On January 27, 1994, the Company
contributed its entire Chi-Chi's Mexican restaurant chain to FRI in exchange for an approximate 39% equity interest in FRI and other consideration including cash, debt assumption and a warrant to acquire additional shares as described in Note 3 to the consolidated financial statements. The 1995 consolidated statements of operations, therefore, do not include Chi-Chi's results of operations and 1994 only includes Chi-Chi's for the first fiscal quarter, while it was a subsidiary of the Company.

     Revenues increased $89.3 million, or 9.6%, to $1,018.7 million in 1995 from $929.4 million in 1994, excluding Chi-Chi's revenues of $123.9 million in the first quarter of 1994.

     Jack In The Box Company-operated restaurants sales increased $84.3 million, or 11.7%, to $804.1 million in 1995 from $719.8 million in 1994 due to increases in both the average number of restaurants and in per store average sales. The average number of Company-operated restaurants increased to 839 in 1995 from 761 in 1994, reflecting the addition of 21 new restaurants and the acquisition of 42 restaurants from franchisees during the fiscal year. Per store average sales for comparable restaurants ("PSA"), which increased 3.5% in 1995 as compared to 1994, were strengthened by the execution of the Company's marketing strategies, including a new advertising campaign, successful new product introductions and aggressive value-priced product alternatives. Chi-Chi's restaurant sales were $123.2 million in the first quarter of 1994.

     Distribution sales of food and supplies increased $8.0 million to $179.7 million in 1995 from $171.7 million in 1994 primarily due to the inclusion of sales to Chi-Chi's restaurants in the first quarter of 1995 and not in the same quarter of 1994. Distribution sales to Chi-Chi's in the first quarter of 1994, while it was a subsidiary of the Company, were eliminated in consolidation. Distribution sales to franchisees and others declined $4.6 million in 1995 as compared to 1994, principally due to a decrease in the average number of franchise-operated restaurants.

     Jack In The Box franchise rents and royalties decreased $1.1 million to $32.5 million in 1995 from $33.6 million in 1994, reflecting a decrease in the average number of domestic franchise-operated restaurants to 378 in 1995 from 412 in 1994, principally due to the acquisition of franchised restaurants by the Company. Chi-Chi's franchise rents and royalties were $.1 million in the first quarter of 1994.

     Other revenues for Jack In The Box declined $1.9 million to $2.4 million in 1995 from $4.3 million in 1994 due to higher investment interest income earned in 1994, primarily on the cash proceeds from the sale of Chi-Chi's. Chi-Chi's other revenues were $.5 million in 1994.

     Jack In The Box restaurant costs of sales increased $14.2 million to $226.1 million in 1995 from $211.9 million in 1994 due to increased Company-operated restaurant sales. Costs of sales decreased 1.3% as a percent of sales to 28.1% in 1995 from 29.4% in 1994 due to the lower food costs of certain promotions and the impact of lower ingredient costs. Chi-Chi's costs of sales were $32.7 million in the first quarter of 1994.

     Jack In The Box restaurant operating costs increased $33.1 million to $447.7 million in 1995 from $414.6 million in 1994 due to increases in both the average number of Company-operated restaurants and variable costs associated with improved sales volume. Restaurant operating costs declined as a percent of sales in 1995 as compared to 1994 primarily due to lower percentages of restaurant and operations labor and related administrative costs. Chi-Chi's restaurant operating costs were $80.7 million in the first quarter of 1994.

     Costs of distribution sales increased $9.8 million to $175.6 million in 1995 from $165.8 million in 1994 consistent with the increase in distribution sales. Costs of distribution sales increased as a percent of distribution sales in 1995 as compared to 1994 due to changes in product mix which generated slightly higher product costs.
                                    -11-

     Jack In The Box franchised restaurants costs, which consist of rents and depreciation on properties leased to franchisees and other miscellaneous costs, decreased $.8 million to $21.9 million in 1995 from $22.7 million in 1994, primarily due to the decline in the average number of domestic franchise-operated restaurants in 1995 as compared to 1994. Chi-Chi's franchised restaurants costs were $.1 million in the first quarter of 1994.

     Jack In The Box selling, general and administrative expenses increased $18.5 million to $110.2 million in 1995 from $91.7 million in 1994, principally due to increased advertising and promotions costs and to an $8.0 million settlement with stockholders in the first quarter of 1995 as described in Note 8 to the consolidated financial statements. Advertising and promotion costs increased $11.6 million to $77.3 million in 1995 from $65.7 million in 1994 due to aggressive promotional discounting of products and increased advertising in 1995. Chi-Chi's selling, general and administrative expenses were $9.1 million in the first quarter of 1994.

     In the first quarter of 1995, the Company recorded a $57.2 million loss relating to its equity in the operations of FRI, resulting from the complete write-down of the Company's investment in FRI due to the write-off by FRI of the goodwill attributable to Chi-Chi's. In 1994 the Company recognized a loss of $2.1 million relating to its 39% equity in the operations of FRI. Subsequent to fiscal year end, the Company transferred its entire equity interest in FRI to Apollo. See Note 3 to the consolidated financial statements.

     Interest expense decreased $6.7 million to $48.5 million in 1995 from $55.2 million in 1994 due to a reduction in total debt outstanding. With the sale of Chi-Chi's in 1994, the Company eliminated Chi-Chi's debt and used proceeds from the sale to repay the bank credit line, the 13p% Senior Notes and the 12x% Senior Notes.

     Although the Company incurred a loss in 1995, income taxes were $.5 million due to required minimum taxes and the Company's inability under SFAS 109 to recognize the benefit from the carryover of losses to future years. Considering the sale of Chi-Chi's combined with the Company's losses, the Company was required to provide in the second quarter of 1994 a non-cash valuation allowance for previously recognized tax benefits, resulting in income tax expense in 1994 of $3.0 million rather than a tax benefit.

     The U.S. Internal Revenue Service ("IRS") had proposed adjustments to tax liabilities of $17 million (exclusive of interest) for the Company's federal income tax returns for fiscal years 1986 through 1988. A final report has not been issued but agreement has been reached to satisfy these proposed adjustments at approximately $.6 million (exclusive of $.4 million interest). The IRS examinations of the Company's federal income tax returns for fiscal years 1989 and 1990 resulted in the issuance of proposed adjustments to tax liabilities aggregating $2.2 million (exclusive of $.7 million interest). The Company has filed a protest with the Regional Office of Appeals of the IRS contesting the proposed assessments. Management believes that adequate provision for income taxes has been made.

     Fiscal 1994 Compared to Fiscal 1993. Fiscal 1994 includes 52 weeks; fiscal 1993 includes 53 weeks. As previously indicated, the consolidated statements of operations include Chi-Chi's results of operations only while it was a subsidiary of the Company, which includes the first fiscal quarter of 1994 and all of fiscal 1993 .

     Sales by Jack In The Box Company-operated restaurants increased $36.0 million, or 5.3%, to $719.8 million in 1994 from $683.8 million in 1993, principally due to an increase in the average number of Company-operated restaurants to 761 in 1994 from 717 in 1993, partially offset by the inclusion of an additional week of sales in 1993. The increase in average number of Company-operated restaurants was principally due to opening 54 new Company restaurants and acquiring 44 restaurants from franchisees. PSA sales for comparable restaurants increased approximately 2.7% in 1994 as compared to 1993, as sales recovered from the depressed levels subsequent to January 1993 when Jack In The Box was linked to an outbreak of food-borne illness. Chi-Chi's sales included in the consolidated financial statements were $123.2 million in 1994 and $404.5 million in 1993.

     Distribution sales of food and supplies to franchisees and others increased $63.2 million to $171.7 million in 1994 from $108.5 million in 1993 primarily due to the recognition of $63.6 million in sales to Chi-Chi's subsequent to its sale to FRI in January 1994. Distribution sales to Chi-Chi's while it was a subsidiary of the Company were previously eliminated in consolidation.
                                    -12-

     Jack In The Box franchise rents and royalties decreased to $33.6 million in 1994 from $34.0 million in 1993. PSA increases at franchise-operated restaurants were more than offset by a decline in the average number of domestic franchise-operated restaurants to 412 in 1994 from 439 in 1993, which was principally due to the purchase by the Company of 44 franchised restaurants. Chi-Chi's franchise rents and royalties included in the consolidated financial statements were $.1 million in 1994 and $1.2 million in 1993.

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

     Considering the sale of Chi-Chi's combined with the Company's losses, the rules under SFAS 109 required the Company to provide in 1994 a non-cash valuation allowance of approximately $14 million for previously recognized tax benefits, resulting in an income tax expense rather than a tax benefit, associated with the Company's loss for 1994.

     The Company incurred an extraordinary loss of $5.1 million, less currently recognizable income tax benefits of $1.8 million, on the early extinguishment of debt. The Company utilized cash proceeds from the sale of Chi-Chi's to repay all of the debt outstanding under its then existing bank credit facility, which was terminated, and all of the remaining 13p% Senior Notes.

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

     At October 1, 1995, the Company's working capital deficit had increased slightly to $34.1 million from $32.8 million at October 2, 1994. The restaurant business does not require the maintenance of significant receivables or inventories, and it is common to receive trade credit from vendors for purchases such as food and supplies. In addition, the Company, and generally the industry, continually invests in its business through the addition of new units and refurbishment of existing units, which are reflected as long-term assets and not as part of working capital. At October 1, 1995, the Company had $35.9 million in cash on hand.

     At October 1, 1995, the Company's total debt outstanding was $442.1 million. In early January 1994, the Company completed financing arrangements (see Note 4 to the consolidated financial statements), which added an approximate $70 million finance lease obligation to the Company's debt, enabling the Company to repay approximately $28 million in bank borrowings and fund certain capital expenditures. With the sale of Chi-Chi's on January 27, 1994, the Company reduced its outstanding debt, including full repayment of all bank borrowings and termination of the then existing bank credit facility.

     On July 26, 1994, the Company entered into a revolving bank credit agreement, expiring July 26, 1997, which provides for a credit facility of up to $52.5 million, including letters of credit for the account of the Company in an aggregate amount of up to $25 million. At October 1, 1995, the Company had a total of approximately $46.9 million of unused credit available under the agreement. Covenants contained in the agreement limit capital spending and require the Company to maintain specified financial ratios, and to meet certain requirements regarding maximum leverage and minimum fixed charges, cash flows, interest coverage and net worth. The Company intends to use the revolving line to fund expansion efforts and for general operating purposes. Substantially all of the Company's real estate and machinery and equipment is, and is expected to continue to be, pledged to its lenders.

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

     On August 7, 1992, the Board of Directors of the Company authorized the purchase of up to 2 million shares of the Company's outstanding common stock in the open market, for an aggregate amount not to exceed $20 million. At October 1, 1995, the Company had acquired 1,412,654 shares for an aggregate cost of $14.5 million, none of which were acquired in 1995.
                                    -14-

Seasonality

     The Company's restaurant sales and profitability are subject to seasonal fluctuations and are traditionally higher during the spring and summer months because of factors such as increased travel and improved weather conditions which affect the public's dining habits.

New Accounting Standards

     In March 1995, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. ("SFAS") 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of", effective for fiscal years beginning after December 15, 1995. SFAS 121 requires impairment losses to be recorded on long-lived assets used in operations when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the assets' carrying amount. SFAS 121 also addresses the accounting for long-lived assets that are expected to be disposed of. The Company does not believe, based on current circumstances, the effect of adoption of SFAS 121 will be material.

     In October 1995, the Financial Accounting Standards Board issued SFAS 123, "Accounting for Stock-Based Compensation", effective for fiscal years beginning after December 15, 1995. SFAS 123 establishes the fair value based method of accounting for stock-based compensation arrangements, under which compensation cost is determined using the fair value of the stock option at the grant date and the number of options vested, and is recognized over the periods in which the related services are rendered. If the Company were to retain its current intrinsic value based method, as allowed by SFAS 123, it will be required to disclose the pro forma effect of adopting the fair value based method. To date, the Company has not made a decision to adopt the fair value based method.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     The consolidated financial statements and related financial information required to be filed are indexed on page F-1 and are incorporated herein.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     Not applicable.
                                    -15-

                                  PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     The following table provides certain information about each of the Company's current directors and executive officers as of January 1996:

      Name                        Age   Position with the Company(6)
      ----                        ---   ----------------------------
Jack W. Goodall(1)                57    Chairman of the Board, Chief Executive
                                         Officer and President
Robert J. Nugent                  54    Executive Vice President; President and
                                         Chief Operating Officer of
                                         Jack In The Box Division and Director
Charles W. Duddles                55    Executive Vice President, Chief
                                         Financial Officer, Chief
                                         Administrative Officer and Director
Kenneth R. Williams               53    Senior Vice President; Executive Vice
                                         President-Marketing and Operations of
                                         Jack In The Box Division
William E. Rulon                  63    Senior Vice President and Secretary
Don Blough                        48    Vice President, Management Information
                                         Systems
Bruce N. Bowers                   49    Vice President, Purchasing and
                                         Distribution
Carlo Cetti                       51    Vice President, Human Resources and
                                         Strategic Planning
Bradley R. Haley                  37    Vice President; Vice President-Marketing
                                         Communications of Jack In The Box
                                         Division
William F. Motts                  52    Vice President; Vice President-
                                         Restaurant Development of
                                         Jack In The Box Division
Paul L. Schultz                   41    Vice President; Vice President-
                                         Operations of Jack In The Box Division
David Theno                       45    Vice President, Quality Assurance,
                                         Research and Development, and Product
                                         Safety
Darwin J. Weeks                   49    Vice President, Controller and Chief
                                         Accounting Officer
Michael E. Alpert(5)              53    Director
Paul T. Carter(2)(5)              73    Director
Edward Gibbons(1)(2)(3)(4)(5)     59    Director
Leonard I. Green(1)(2)(3)(4)      62    Director
L. Robert Payne(1)(2)(4)(5)       62    Director
Christopher V. Walker             49    Director
------------------------------------
(1)  Member of the Executive Committee.
(2)  Member of the Audit Committee.
(3)  Member of the Stock Option and Compensation Committee.
(4)  Member of the Investment Committee.
(5)  Member of the Corporate Oversight Committee.
(6) Directors and officers are elected annually. Each director and officer holds his office until his successor has been elected and qualified or until he resigns or is removed.

     Mr. Goodall has been President of the Company since April 1970, Chief Executive Officer of the Company since February 1979 and Chairman since October 1985. He was a director of Grossmont Bank, a wholly-owned subsidiary of Bancomer, S.A., from 1980 until October 1995, and has been a director of Van Camp Seafood Company, Inc. since April 1992 and a director of TCH Corp. since October 1992. He has been a director of Ralcorp Holdings, Inc. since March 1994 and was a Vice President of Ralston Purina Company from July 1981 to October 1985.

     Mr. Nugent has been Executive Vice President of the Company since February 1985 and President and Chief Operating Officer of the Jack In The Box Division of the Company since May 1988. He was Executive Vice President-Operations and Marketing from February 1985 to May 1988. He was previously Division Vice President of the Company from August 1979 to April 1982 and Corporate Vice President-Restaurant Operations from April 1982 through January 1985. He has been a director since February 1988.

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

     Mr. Haley has been a Vice President of the Company and Vice President of Marketing Communications of Jack In The Box Division since February 1995 and was previously Division Vice President, Marketing Communications from October 1992 until February 1995. Prior to joining Foodmaker, he was a marketing consultant, principally on the development of new retail food products, from November 1991 to October 1992. Previously, he was a marketing manager for the California State Lottery from April 1989 to November 1991.

     Mr. Motts has been Vice President of the Company and Vice President of Restaurant Development of Jack In The Box Division since September 1988 and was previously Director, Restaurant Construction from April 1983 to August 1984 and Division Vice President, Restaurant Construction from August 1984 through August 1988.
                                    -17-

     Mr. Schultz has been Vice President of the Company since May 1988 and Vice President of Operations, Jack In The Box Division since November 1994. He was Vice President of Domestic Franchising, Jack In The Box Division from October 1993 until November 1994. He was previously Vice President of Jack In The Box Operations-Division I from May 1988 to October 1993, temporarily Vice President of Jack In The Box Operations and Domestic Franchising from June 1992 to January 1993, Regional Manager of Los Angeles from August 1985 to May 1988, and Regional Manager of San Diego from January 1985 to August 1985.

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

     Mr. Weeks has been Vice President, Controller and Chief Accounting Officer of the Company since August 1995 and was previously Division Vice President and Assistant Controller for the Company from April 1982 through July 1995.

     Mr. Alpert has been a director of the Company since August 1992. Mr. Alpert was a partner in the San Diego Office of the law firm of Gibson, Dunn & Crutcher for more than 5 years prior to his retirement on August 1, 1992. He is currently Advisory Counsel to Gibson, Dunn & Crutcher. Gibson, Dunn & Crutcher provides legal services from time to time to the Company.

     Mr. Carter has been a director of the Company since June 1991. Mr. Carter has been an insurance consultant for the Government Division of Corroon & Black Corporation since February 1987. From February 1987 until December 1990, he was also a consultant to the San Diego Unified School District on insurance matters. He retired in February 1987 as Chairman and Chief Executive Officer of Corroon & Black Corporation, Southwestern Region and as Director and Senior Vice President of Corroon & Black Corporation, New York.

     Mr. Gibbons has been a director of the Company since October 1985 and has been a general partner of Gibbons, Goodwin, van Amerongen ("GGvA"), successor to Gibbons, Green, van Amerongen ("Gibbons Green"), an investment banking firm specializing in management buyouts, for more than five years preceding the date hereof. Mr. Gibbons is also a director of Robert Half International, Inc.

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

     Mr. Payne has been a director of the Company since August 1986, having served as a consultant to the Board of Directors since November 1985. He was Chairman of the Board of Grossmont Bank, a wholly-owned subsidiary of Bancomer, S.A., from February 1974 until October 1995, and President and Chief Executive Officer of Multi-Ventures, Inc. since February 1976. Multi-Ventures, Inc. is a real estate development and investment company that is also the managing partner of the San Diego Mission Valley Hilton. He was a principal in the Company prior to its acquisition by its former parent Ralston Purina Company in 1968.

     Mr. Walker has been a director of the Company since February 1988. Mr. Walker has been a Managing Director of Trust Company of the West since April 1995. He was a general partner of Leonard Green & Partners, an investment firm from September 1989 until March 1995. He was associated with Gibbons Green from November 1985 and was a partner thereof from January 1989 until September 1989. Prior to joining Gibbons Green, Mr. Walker worked from March 1984 to October 1985 for Zimmerman Holdings, Inc., a California based private holding company engaged in the acquisition and operation of manufacturing companies.
                                    -18-

     That portion of Foodmaker's definitive Proxy Statement appearing under the captions "Information About the Board of Directors and Committees of the Board" and "Nonconforming Securities and Exchange Commission Filings" to be filed with the Commission pursuant to Regulation 14A within 120 days after October 1, 1995 and to be used in connection with its 1996 Annual Meeting of Stockholders is hereby incorporated by reference.

ITEM 11.  EXECUTIVE COMPENSATION

     That portion of Foodmaker's definitive Proxy Statement appearing under the caption "Executive Compensation" to be filed with the Commission pursuant to Regulation 14A within 120 days after October 1, 1995 and to be used in connection with its 1996 Annual Meeting of Stockholders is hereby incorporated by reference.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     That portion of Foodmaker's definitive Proxy Statement appearing under the caption "Security Ownership of Certain Beneficial Owners and Management" to be filed with the Commission pursuant to Regulation 14A within 120 days after October 1, 1995 and to be used in connection with its 1996 Annual Meeting of Stockholders is hereby incorporated by reference.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     That portion of Foodmaker's definitive Proxy Statement appearing under the caption "Certain Transactions" to be filed with the Commission pursuant to Regulation 14A within 120 days after October 1, 1995 and to be used in connection with its 1996 Annual Meeting of Stockholders is hereby incorporated by reference.

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

ITEM 14(a)(1) Financial Statements. See the index to consolidated financial statements on page F-1 of this report.

ITEM 14(a)(2)  Financial Statement Schedules.  Not applicable.
                                    -19-

ITEM 14(a)(3)  Exhibits.

Number      Description
------      -----------
3.1         Restated Certificate of Incorporation(4)
3.2         Restated Bylaws(4)
4.1         Warrant Agreement dated as of December 8, 1988, by and among PDV
            Holding, Inc., Foodmaker, Inc., Fulcrum III Limited Partnership and
            State Street Bank and Trust Company(2)
4.2         Indenture for the 9 1/4% Senior Notes due 1999(6)
4.3         Indenture for the 9 3/4% Senior Subordinated Notes due 2002(6)
            (Instruments with respect to the registrant's long-term debt not in excess of 10% of the total assets of the registrant and its subsidiaries on a consolidated basis have been omitted. The registrant agrees to furnish supplementally a copy of any such instrument to the Commission upon request.)
10.1        Revolving Credit Agreement dated as of July 26, 1994, among
            Foodmaker, Inc. and the Banks and Agents, as defined therein(8)
10.1.1      First Amendment dated as of December 14, 1994 to the Revolving
            Credit Agreement dated as of July 26, 1994 among Foodmaker, Inc.
            and the Banks and Agents, as defined therein(8)
10.1.2      Second Amendment dated as of January 24, 1995 to the Revolving
            Credit Agreement dated as of July 26, 1994 among Foodmaker, Inc.
            and the Banks and Agents, as defined therein(9)
10.1.3      Third Amendment dated as of February 15, 1995 to the Revolving
            Credit Agreement dated as of July 26, 1994 among Foodmaker, Inc.
            and the Banks and Agents, as defined therein(9)
10.1.4      Waiver and Amendment dated as of November 20, 1995 to the Revolving
            Credit Agreement dated as of July 26, 1994 among Foodmaker, Inc.
            and the Banks and Agents, as defined therein
10.2        Purchase Agreements dated as of January 22, 1987 between Foodmaker,
            Inc. and FFCA/IIP 1985 Property Company and FFCA/IIP 1986 Property
            Company(1)
10.3        Land Purchase Agreements dated as of February 18, 1987, by and between Foodmaker, Inc. and FFCA/IPI 1984 Property Company and
            FFCA/IPI 1985 Property Company and Letter Agreement relating thereto(1)
10.4        1992 Employee Stock Incentive Plan(5)
10.5        Capital Accumulation Plan for Executives(3)
10.6        Supplemental Executive Retirement Plan(3)
10.7        Performance Bonus Plan(7)
10.8        Deferred Compensation Plan for Non-Management Directors(10)
10.9        Non-Employee Director Stock Option Plan(10)
10.10       Exchange Agreement dated as of November 20, 1995, by and between
            Foodmaker, Inc. and Apollo FRI Partners, L.P.
21          Subsidiaries(3)
23.1        Consent of KPMG Peat Marwick LLP
27          Financial Data Schedule (included only with electronic filing)
------------
  (1) Previously filed and incorporated herein by reference from registrant's Registration Statement on Form S-1 (No. 33-10763) filed February 24, 1987.
  (2)  Previously filed and incorporated herein by reference from Amendment
       No. 2 to registrant's Registration Statement on Form S-1 (No. 33-27670) filed June 30, 1989.
  (3) Previously filed and incorporated herein by reference from registrant's Annual Report on Form 10-K for the fiscal year ended September 30, 1990.
  (4)  Previously filed and incorporated herein by reference from Amendment
       No. 1 to registrant's Registration Statement on Form S-1 (No. 33-44198) filed February 3, 1992.
  (5) Previously filed and incorporated herein by reference from registrant's Quarterly Report on Form 10-Q for the quarter ended
       January 19, 1992.
                                    -20-

Number      Description
------      -----------
  (6) Previously filed and incorporated herein by reference from registrant's Quarterly Report on Form 10-Q for the quarter ended
       April 12, 1992.
  (7) Previously filed and incorporated herein by reference from registrant's Annual Report on form 10-K for the fiscal year ended September 27, 1992.
  (8) Previously filed and incorporated herein by reference from registrant's Annual Report on Form 10-K for the fiscal year ended October 2, 1994.
  (9) Previously filed and incorporated herein by reference from registrant's Quarterly Report on Form 10-Q for the quarter ended
       January 22, 1995.
 (10) Previously filed and incorporated herein by reference from registrant's Definitive Proxy Statement dated January 17, 1995 for the Annual Meeting of Stockholders on February 17, 1995.

ITEM 14(b) The Company did not file any reports on Form 8-K with the Securities and Exchange Commission during the fourth quarter ended October 1, 1995.

ITEM 14(c) All required exhibits are filed herein or incorporated by reference as described in Item 14(a)(3).

ITEM 14(d) All supplemental schedules are omitted as inapplicable or because the required information is included in the consolidated financial statements or notes thereto.
                                    -21-

                                 SIGNATURES
                                 ----------

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                       FOODMAKER, INC.

                               By: JACK W. GOODALL
                                   -------------------------
                                   Jack W. Goodall
                                   Chairman of the Board, Chief
                                   Executive Officer and President
                                   Date:  December 28, 1995

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


Signature         Title       Date

JACK W. GOODALL          Chairman of the Board, Chief       December 28, 1995
----------------------   Executive Officer and President
Jack W. Goodall          (Principal Executive Officer)


CHARLES W. DUDDLES       Executive Vice President, Chief    December 28, 1995
---------------------    Administrative Officer, Chief
Charles W. Duddles       Financial Officer and Director
                         (Principal Financial Officer)


DARWIN J. WEEKS          Vice President, Controller and     December 28, 1995
---------------------    Chief Accounting Officer
Darwin J. Weeks          (Principal Accounting Officer)



ROBERT J. NUGENT         Executive Vice President,          December 28, 1995
---------------------    President and Chief Operating
Robert J. Nugent         Officer of Jack In The Box Division
                         and Director



MICHAEL E. ALPERT        Director                           December 28, 1995
---------------------
Michael E. Alpert


PAUL T. CARTER           Director                           December 28, 1995
---------------------
Paul T. Carter

EDWARD GIBBONS
---------------------    Director                           December 28, 1995
Edward Gibbons


---------------------    Director                           December   , 1995
Leonard I. Green


L. ROBERT PAYNE          Director                           December 28, 1995
---------------------
L. Robert Payne


CHRISTOPHER V. WALKER    Director                           December 28, 1995
---------------------
Christopher V. Walker

                 INDEX TO CONSOLIDATED FINANCIAL STATEMENTS


Foodmaker, Inc. and Subsidiaries Consolidated Financial Statements for the 52-week periods ended October 1, 1995 and October 2, 1994, and the 53-week period ended October 3, 1993.


                                                         Page
                                                         ----

      Independent Auditors' Report . . . . . . . . . . .  F-2
      Consolidated Balance Sheets. . . . . . . . . . . .  F-3
      Consolidated Statements of Operations. . . . . . .  F-5
      Consolidated Statements of Cash Flows. . . . . . .  F-6
      Consolidated Statements of Stockholders' Equity. .  F-7
      Notes to Consolidated Financial Statements . . . .  F-8

                   INDEPENDENT AUDITORS' REPORT




The Board of Directors
Foodmaker, Inc.:


We have audited the accompanying consolidated balance sheets of Foodmaker, Inc. and subsidiaries as of October 1, 1995 and October 2, 1994, and the related consolidated statements of operations, cash flows and stockholders' equity for the fifty-two weeks ended October 1, 1995 and October 2, 1994, and the fifty-three weeks ended October 3, 1993. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Foodmaker, Inc. and subsidiaries as of October 1, 1995 and October 2, 1994, and the results of their operations and their cash flows for the fifty-two weeks ended October 1, 1995 and October 2, 1994, and the fifty-three weeks ended October 3, 1993, in conformity with generally accepted accounting principles.

As discussed in Notes 2, 7 and 10 to the consolidated financial statements, the Company changed its methods of accounting for postretirement benefits and income taxes to adopt the provisions of the Financial Accounting Standards Board's Statements of Financial Accounting Standards No. 106, "Employers' Accounting for Postretirement Benefits Other Than Pensions" and No. 109, "Accounting for Income Taxes" in 1993.





                                            KPMG PEAT MARWICK LLP






San Diego, California
November 7, 1995, except for the last paragraph of Note 3, which is as of November 20, 1995

                     FOODMAKER, INC. AND SUBSIDIARIES

                        CONSOLIDATED BALANCE SHEETS
               (Dollars in thousands, except per share data)


                                  ASSETS

                                                        October 1,   October 2,
                                                           1995         1994
                                                        ----------   ----------

Current assets:

  Cash and cash equivalents. . . . . . . . . . . . . .   $ 35,865     $ 35,965

  Receivables, including notes receivable of $5,698
    and $6,772, less allowance for doubtful
    accounts of $4,531 and $4,173, respectively. . . .     25,272       31,167

  Inventories. . . . . . . . . . . . . . . . . . . . .     22,385       25,319

  Prepaid expenses . . . . . . . . . . . . . . . . . .     14,367       15,035
                                                          -------      -------
       Total current assets. . . . . . . . . . . . . .     97,889      107,486
                                                          -------      -------
Investment in FRI. . . . . . . . . . . . . . . . . . .          -       57,188
                                                          -------      -------
Trading area rights, net of accumulated
  amortization of $15,618 and $12,775, respectively. .     69,761       62,932
                                                          -------      -------
Lease acquisition costs, net of accumulated
  amortization of $18,580 and $16,096, respectively. .     25,003       27,660
                                                          -------      -------
Other assets, net of accumulated
  amortization of $16,316 and $17,774, respectively. .     36,310       46,041
                                                          -------      -------
Property at cost:

  Land . . . . . . . . . . . . . . . . . . . . . . . .     90,594       90,036

  Buildings. . . . . . . . . . . . . . . . . . . . . .    287,265      264,560

  Restaurant and other equipment . . . . . . . . . . .    201,240      180,115

  Construction in progress . . . . . . . . . . . . . .     10,543       39,874
                                                          -------      -------
                                                          589,642      574,585

  Accumulated depreciation and amortization. . . . . .   (155,931)    (135,607)
                                                          -------      -------
                                                          433,711      438,978
                                                          -------      -------
                                                         $662,674     $740,285
                                                          =======      =======

          See accompanying notes to consolidated financial statements.
                                    F-3

                     FOODMAKER, INC. AND SUBSIDIARIES

                        CONSOLIDATED BALANCE SHEETS
               (Dollars in thousands, except per share data)


                    LIABILITIES AND STOCKHOLDERS' EQUITY

                                                        October 1,   October 2,
                                                           1995         1994
                                                        ----------   ----------

Current liabilities:

  Current maturities of long-term debt . . . . . . . .   $  1,836     $  1,346

  Accounts payable . . . . . . . . . . . . . . . . . .     32,015       36,915

  Accrued payroll and related taxes. . . . . . . . . .     26,372       22,101

  Other accrued taxes. . . . . . . . . . . . . . . . .      9,922        9,713

  Accrued advertising. . . . . . . . . . . . . . . . .      7,487        9,050

  Accrued insurance. . . . . . . . . . . . . . . . . .     32,406       25,533

  Accrued interest . . . . . . . . . . . . . . . . . .     10,437       10,932

  Other accrued expenses . . . . . . . . . . . . . . .     11,542       24,648
                                                          -------      -------
     Total current liabilities . . . . . . . . . . . .    132,017      140,238
                                                          -------      -------
Deferred income taxes. . . . . . . . . . . . . . . . .      9,586        5,062

Long-term debt, net of current maturities. . . . . . .    440,219      447,822

Other long-term liabilities. . . . . . . . . . . . . .     49,599       47,112

Stockholders' equity:

  Preferred stock, $.01 par value, 15,000,000 shares
     authorized, none issued . . . . . . . . . . . . .          -            -

  Common stock, $.01 par value, voting
     shares, 75,000,000 authorized, 40,214,849
     and 40,080,854 issued, respectively . . . . . . .        402          401

  Capital in excess of par value . . . . . . . . . . .    280,996      280,837

  Accumulated deficit. . . . . . . . . . . . . . . . .   (235,682)    (166,724)

  Treasury stock, at cost, 1,412,654 shares. . . . . .    (14,463)     (14,463)
                                                          -------      -------
     Total stockholders' equity. . . . . . . . . . . .     31,253      100,051
                                                          -------      -------
                                                         $662,674     $740,285
                                                          =======      =======


          See accompanying notes to consolidated financial statements.
                                    F-4

                     FOODMAKER, INC. AND SUBSIDIARIES

                  CONSOLIDATED STATEMENTS OF OPERATIONS
                  (In thousands, except per share data)


                                            Fifty-two    Fifty-two   Fifty-three
                                           weeks ended  weeks ended  weeks ended
                                            October 1,   October 2,   October 3,
                                               1995         1994         1993
                                            ---------    ---------    ---------
Revenues:

  Restaurant sales . . . . . . . . . . . .  $ 804,084    $ 843,038   $1,088,269

  Distribution sales . . . . . . . . . . .    179,689      171,711      108,546

  Franchise rents and royalties. . . . . .     32,530       33,740       35,232

  Other. . . . . . . . . . . . . . . . . .      2,413        4,837        8,680
                                            ---------    ---------    ---------
                                            1,018,716    1,053,326    1,240,727
                                            ---------    ---------    ---------
Costs and expenses:

  Costs of revenues:

     Restaurant costs of sales . . . . . .    226,139      244,560      307,940

     Restaurant operating costs. . . . . .    447,656      495,340      644,434

     Costs of distribution sales . . . . .    175,611      165,789      104,817

     Franchised restaurants costs. . . . .     21,929       22,822       67,727

  Selling, general and administrative. . .    110,188      100,764      124,422

  Equity in loss of FRI. . . . . . . . . .     57,188        2,108            -

  Interest expense . . . . . . . . . . . .     48,463       55,201       57,586
                                            ---------    ---------    ---------
                                            1,087,174    1,086,584    1,306,926
                                            ---------    ---------    ---------
Loss before income taxes, extraordinary item
  and cumulative effect of changes
  in accounting principles . . . . . . . .    (68,458)     (33,258)     (66,199)

Income taxes (benefit) . . . . . . . . . .        500        3,010      (22,071)
                                            ---------    ---------    ---------
Loss before extraordinary item and
  cumulative effect of changes
  in accounting principles . . . . . . . .    (68,958)     (36,268)     (44,128)
Extraordinary item - loss on early
  extinguishment of debt, net of taxes . .          -       (3,302)           -
Cumulative effect on prior years of
  adopting SFAS 106 and SFAS 109 . . . . .          -            -      (53,980)
                                            ---------    ---------    ---------
Net loss . . . . . . . . . . . . . . . . .  $ (68,958)   $ (39,570)  $  (98,108)
                                            =========    =========    =========
Loss per share - primary and fully diluted:
  Loss before extraordinary item and
    cumulative effect of changes
    in accounting principles . . . . . . .  $   (1.77)   $    (.94)  $    (1.15)
  Extraordinary item . . . . . . . . . . .          -         (.09)           -
  Cumulative effect on prior years of
    adopting SFAS 106 and SFAS 109 . . . .          -            -        (1.40)
                                            ---------    ---------    ---------
  Net loss per share . . . . . . . . . . .  $   (1.77)   $   (1.03)  $    (2.55)
                                            =========    =========    =========
Weighted average shares outstanding. . . .     38,915       38,531      38,486


          See accompanying notes to consolidated financial statements.
                                    F-5

                     FOODMAKER, INC. AND SUBSIDIARIES

                   CONSOLIDATED STATEMENTS OF CASH FLOWS
               (Dollars in thousands, except per share data)


                                            Fifty-two    Fifty-two   Fifty-three
                                           weeks ended  weeks ended  weeks ended
                                            October 1,   October 2,   October 3,
                                               1995         1994         1993
                                            ---------    ---------    ---------

Cash flows from operations:
  Net loss excluding extraordinary item. .  $ (68,958)   $ (36,268)  $  (98,108)

  Non-cash items included in operations:
     Depreciation and amortization . . . .     35,837       39,925       53,499
     Deferred finance cost amortization. .      2,467        2,685        3,200
     Deferred income taxes . . . . . . . .      4,524        4,535      (23,905)
     Equity in loss of FRI . . . . . . . .     57,188        2,108            -
     Cumulative effect of accounting
      changes. . . . . . . . . . . . . . .          -            -       53,980
  Decrease (increase) in receivables . . .      5,895       (3,373)       6,442
  Decrease (increase) in inventories . . .      2,934          194       (5,646)
  Increase in prepaid expenses . . . . . .       (985)        (196)      (2,200)
  Increase (decrease) in accounts payable.     (4,900)      16,375       (1,659)
  Increase (decrease) in other accrued
   liabilities . . . . . . . . . . . . . .       (458)       3,417       40,067
                                            ---------    ---------    ---------
       Cash flows from operations. . . . .     33,544       29,402       25,670
                                            ---------    ---------    ---------
Cash flows from investing activities:
  Additions to property and equipment. . .    (27,033)     (92,037)     (46,269)
  Disposition of property and equipment. .      4,416        3,374        6,162
  Increase in trading area rights. . . . .     (9,745)      (9,915       (1,289)
  Investment in FRI, net . . . . . . . . .          -      (59,296)           -
  Disposition of Chi-Chi's . . . . . . . .          -      214,551            -
  Acquisition of Consul. . . . . . . . . .          -            -       (8,700)
  Other. . . . . . . . . . . . . . . . . .      6,538       (2,641)      (8,830)
                                            ---------    ---------    ---------
       Cash flows provided (used) by
        investing activities . . . . . . .    (25,824)      54,036      (58,926)
                                            ---------    ---------    ---------
Cash flows from financing activities:
  Proceeds from issuance of long-term debt        900       82,519        2,283
  Principal payments on long-term debt,
   including current maturities. . . . . .     (8,385)    (113,033)     (25,015)
  Borrowings under revolving bank loans. .     29,000        5,000       30,000
  Principal repayments under revolving
   bank loans. . . . . . . . . . . . . . .    (29,000)     (35,000)           -
  Extraordinary loss on retirement of
   debt, net of taxes. . . . . . . . . . .          -       (3,302)           -
  Increase (decrease) in accrued interest.       (495)       1,678       (1,875)
  Proceeds from issuance of common stock .        160          489        1,171
  Repurchase of common stock . . . . . . .          -            -      (10,929)
  Payments on stockholder notes. . . . . .          -            -           65
  Proceeds from sale and leaseback
   transactions. . . . . . . . . . . . . .          -        9,695       22,035
       Cash flows provided (used) by
        financing activities . . . . . . .     (7,820)     (51,954)      17,735
                                            ---------    ---------    ---------
Net increase (decrease) in cash and cash
 equivalents . . . . . . . . . . . . . . .  $    (100)   $  31,484   $  (15,521)
                                            =========    =========    =========
Supplemental disclosure of cash flow
 information:
  Cash paid during the year for:
     Interest, net of amounts capitalized.  $  46,491    $  51,242   $   56,070
     Income tax payments (refunds), net. .     (6,403)        (275)       4,837

Noncash investing and financing activities:
  Increase in property and intangible
   assets due to change in accounting
   for income taxes. . . . . . . . . . . .  $       -    $       -   $   16,401

          See accompanying notes to consolidated financial statements.
                                    F-6

                     FOODMAKER, INC. AND SUBSIDIARIES

             CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
              (Dollars in thousands, except per share data)


                                                                    Capital
                                                                   in excess                           Notes
                                                Common stock         of par   Accumulated  Treasury    receivable-
                                            Shares        Amount     value     deficit      stock     stockholders   Total
                                          ----------      ------   --------    --------    -------    ------------   ------
  Balance at September 27, 1992           38,505,500     $  385    $279,193   $ (29,046)  $ (3,534)     $  (65)    $246,933

  Exercise of stock options
    and warrants                           1,141,404         11       1,160           -          -           -        1,171

  Payments on stockholder notes                    -          -           -           -          -          65           65

  Purchases of treasury stock                      -          -           -           -    (10,929)          -      (10,929)

  Net loss of the Company                          -          -           -     (98,108)         -           -      (98,108)
                                          ----------       ----     -------    --------    -------       -----      -------
  Balance at October 3, 1993              39,646,904        396     280,353    (127,154)   (14,463)          -      139,132

  Exercise of stock options
    and warrants                             433,950          5         484           -          -           -          489

  Net loss of the Company                          -          -           -     (39,570)         -            -      (39,570)
                                          ----------       ----     -------    --------    -------        -----      -------
  Balance at October 2, 1994              40,080,854        401     280,837    (166,724)   (14,463)           -      100,051

  Exercise of stock options
    and warrants                             133,995          1         159           -          -            -          160

  Net loss of the Company                          -          -           -    (68,958)          -            -      (68,958)
                                          ----------       ----     -------   --------     -------        -----      -------
  Balance at October 1, 1995              40,214,849     $  402    $280,996  $(235,682)   $(14,463)      $    -     $ 31,253
                                          ==========       ====     =======   ========     =======        =====      =======


          See accompanying notes to consolidated financial statements.
                                    F-7

                     FOODMAKER, INC. AND SUBSIDIARIES

                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
               (Dollars in thousands, except per share data)


1.   ORGANIZATION

     Foodmaker, Inc. (the "Company") operates and franchises Jack in the Box restaurants and formerly operated Chi-Chi's Mexican restaurants ("Chi-Chi's") (see Note 3). The number of restaurants in operation at the end of each fiscal year follows:

                                             Jack in the Box      Chi-Chi's
                                         ---------------------    ---------
                                          1995    1994    1993       1993
                                          ----    ----    ----       ----
         Operated by the Company. . . .    863     810     725        207
         Operated by franchisees. . . .    389     414     447         28
                                         -----   -----   -----        ---
         System restaurants . . . . . .  1,252   1,224   1,172        235
                                         =====   =====   =====        ===


2.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     Basis of presentation and fiscal year - The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All significant intercompany transactions are eliminated. Certain financial statement reclassifications have been made in prior years to conform to the 1995 presentation. The Company's fiscal year is 52-53 weeks ending the Sunday closest to September 30.

     Cash equivalents, for purposes of the statements of cash flows, are considered to be all highly liquid investments with a maturity of three months or less when purchased.

     Inventories are valued at the lower of cost, which approximates FIFO, or market.

     Investments - The Company accounts for its 39% investment in Family Restaurants, Inc. ("FRI") using the equity method of accounting. In 1995 the Company completely wrote off its investment in FRI (see Note 3).

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

     Cost of business in excess of net assets at acquisition is amortized on a straight-line basis over 40 years. The Company assesses the recoverability of cost of business in excess of net assets at acquisition by determining whether the amortization of the balance over its remaining life can be recovered through projected undiscounted future cash flows. Based on these calculations, the Company has determined that this intangible asset was not impaired at October 1, 1995, October 2, 1994 and October 3, 1993.

                     FOODMAKER, INC. AND SUBSIDIARIES

                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
               (Dollars in thousands, except per share data)

2.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

     Property at cost - Facilities leased under capital leases are stated at the present value of minimum lease payments at the beginning of the lease term, not to exceed fair value.

     Depreciation is provided on a straight-line basis over the estimated useful lives of the buildings and equipment or over the lease term for certain capital leases (buildings 3% to 6 2/3% per year and restaurant and other equipment 3% to 33 1/3% per year).

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

     Net earnings (loss) per share for each year is computed based on the average number of common and common equivalent shares outstanding. When dilutive, stock options and warrants are included as share equivalents using the treasury stock method. Primary and fully diluted earnings
     (loss) per share are not materially different.

     Stock Options - The Company accounts for stock options under the intrinsic value based method whereby compensation expense is recognized on the difference between the quoted market price of the Company stock at the date of grant and the option price.

                     FOODMAKER, INC. AND SUBSIDIARIES

                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
               (Dollars in thousands, except per share data)

3.   FAMILY RESTAURANTS, INC.

     On January 27, 1994, Foodmaker, Apollo FRI Partners, L.P. ("Apollo") and Green Equity Investors, L.P. ("GEI"), whose general partner is Leonard Green & Partners, acquired Restaurant Enterprises Group, Inc. ("REGI"), a company that owns, operates and franchises various restaurant chains including El Torito, Carrows and Coco's. Contemporaneously, REGI changed its name to Family Restaurants, Inc. ("FRI"). Concurrently, Foodmaker contributed its entire Chi-Chi's Mexican restaurant chain to FRI in exchange for a 39% equity interest in FRI, valued at $62 million, a five-year warrant to acquire 111,111 additional shares at $240 per share, which would increase its equity interest to 45% and approximately $173 million in cash ($208 million less the face amount of Chi-Chi's debt assumed, aggregating approximately $35 million). Apollo and GEI, respectively, contributed $62 million and $29 million in cash and hold approximate 39% and 18% equity positions in FRI. Management of FRI invested $2.5 million in cash and notes and holds an approximate 4% equity position. The net cash received was used by Foodmaker to repay all of the debt outstanding under its then existing bank credit facility, which has been terminated, and to reduce other debt, to the extent permitted by the Company's financing agreements, and to provide funds for capital expenditures and general corporate purposes.

     As a result of negative publicity regarding the nutritional value of Mexican food, and resulting sales declines, FRI wrote off the goodwill attributable to Chi-Chi's in their fourth quarter ended December 25, 1994. The Company recorded in its first quarter of 1995 the complete write-down of its 39% investment in FRI as a result of the goodwill write-off.

     Summarized financial information through FRI's third quarter ended September 24, 1995, follows:

        Statement of operations data:    Balance sheet data:
          Sales . . . . . $852,040         Current assets. . . . . $  38,499
          Gross profit. .   42,205         Current liabilities . .   295,106
          Net loss. . . .  (98,545)        Total assets. . . . . .   674,096
                                           Stockholders' deficit .  (106,421)

     Because of FRI's continuing substantial losses and resulting increased borrowing requirements, the major FRI stockholders were required to purchase a participation with respect to any additional advances by the banks to FRI. Rather than become liable for these advances, the Company, by an agreement dated November 20, 1995, transferred all of its stock and warrants to Apollo. Since the Company's investment in FRI was previously written off in fiscal 1995, the consummation of this agreement subsequent to the date of the financial statements will have no effect on the financial condition or results of operations of the Company.
                                    F-10

                     FOODMAKER, INC. AND SUBSIDIARIES

                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
               (Dollars in thousands, except per share data)

4.   LONG-TERM DEBT

                                                                          October 1,     October 2,
                                                                             1995           1994
                                                                            -------        -------
     The detail of long-term debt follows:

      Senior notes, 9 1/4% interest, due March 1, 1999,
       redeemable beginning March 1, 1997. . . . . . . . . . . . . . . .   $175,000       $175,000
      Senior subordinated notes, 9 3/4% interest, due June 1, 2002,
       redeemable beginning June 1, 1997 . . . . . . . . . . . . . . . .    125,000        125,000
      Senior notes, 12 3/4% interest, repaid in full November 3, 1994. .          -          7,043
      Senior subordinated notes, 14 1/4% interest,
       due May 15, 1998, redeemable beginning May 15, 1993 . . . . . . .     42,843         42,843
      Financing lease obligations, net of discounts of
       $2,923 reflecting a 10.3% effective interest rate,
       semi-annual payments of $3,413 and $747 to cover
       interest and sinking fund requirements, respectively,
       due in equal installments January 1, 2003 and
       November 1, 2003. . . . . . . . . . . . . . . . . . . . . . . . .     67,077         66,705
      Secured notes, 11 1/2% interest, due in monthly
       installments through May 1, 2005. . . . . . . . . . . . . . . . .      9,954         10,489
      Secured notes, 9 1/2% interest, due in monthly
       installments through August 1, 2017 . . . . . . . . . . . . . . .      8,580          8,692
      Capitalized lease obligations, 11% average interest rate . . . . .     11,127         11,213
      Other notes, principally unsecured,
       10% average interest rate . . . . . . . . . . . . . . . . . . . .      2,474          2,183
                                                                            -------        -------
                                                                            442,055        449,168
      Less current portion . . . . . . . . . . . . . . . . . . . . . . .     (1,836)        (1,346)
                                                                            -------        -------
                                                                           $440,219       $447,822
                                                                            =======        =======

     The secured notes and bank loans are secured by substantially all the Company's real and personal property.

     The Company is subject to a number of covenants under its various credit agreements including limitations on additional borrowing, capital expenditures, lease commitments and dividend payments, and requirements to maintain certain financial ratios, cash flows and net worth.

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

4.   LONG-TERM DEBT (continued)

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

     Aggregate maturities and sinking fund requirements on all long-term debt are $1,805, $44,289, $176,566 and $1,725 for the years 1997 through 2000, respectively.

     Interest capitalized during the construction period of restaurants was $161, $727 and $255 in 1995, 1994 and 1993, respectively.

5.   DISCLOSURES ABOUT THE FAIR VALUE OF FINANCIAL INSTRUMENTS

     The carrying amount of cash and cash equivalents, trade receivables, trade accounts payable, accrued expenses and notes payable to banks approximate fair values.

     The fair values of each of the Company's long-term debt instruments are based on quoted market values, where available, or on the amount of future cash flows associated with each instrument discounted using the Company's current borrowing rate for similar debt instruments of comparable maturity. The carrying value and the estimated fair value of the Company's long-term debt at October 1, 1995 are $430,928 and $412,028, respectively.

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

                     FOODMAKER, INC. AND SUBSIDIARIES

                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
               (Dollars in thousands, except per share data)

6.   LEASES

     As Lessee - The Company leases restaurant and other facilities under leases having terms expiring at various dates through 2046. The leases generally have renewal clauses of 5 to 20 years exercisable at the option of the Company and in some instances have provisions for contingent rentals based upon a percentage of defined revenues. Total rent expense for all operating leases was $75,680, $77,296 and $87,845, including contingent rentals of $2,843, $3,486 and $3,875 in 1995, 1994 and 1993, respectively.

     Future minimum lease payments under capital and operating leases are as follows:

                                                          Capital     Operating
                                                           leases       leases
                                                          -------      --------
        1996. . . . . . . . . . . . . . . . . . . . . . . $ 1,729      $ 64,340
        1997. . . . . . . . . . . . . . . . . . . . . . .   1,658        61,656
        1998. . . . . . . . . . . . . . . . . . . . . . .   1,580        58,047
        1999. . . . . . . . . . . . . . . . . . . . . . .   1,538        54,956
        2000. . . . . . . . . . . . . . . . . . . . . . .   1,518        49,553
        Thereafter. . . . . . . . . . . . . . . . . . . .  16,203       352,726
                                                           ------       -------
       Total minimum lease payments . . . . . . . . . . .  24,226      $641,278
       Less amount representing interest. . . . . . . . .  13,099       =======
                                                           ------
       Present value of obligations under capital leases.  11,127
       Less current portion . . . . . . . . . . . . . . .     484
                                                           ------
       Long-term capital lease obligation . . . . . . . . $10,643
                                                           ======

     Building assets recorded under capital leases were $10,248 and $10,464, net of accumulated depreciation of $3,033 and $2,420, as of October 1, 1995 and October 2, 1994, respectively.

     As Lessor - The Company leases or subleases restaurants to certain franchisees and others under agreements which generally provide for the payment of percentage rentals in excess of stipulated minimum rentals, usually for a period of 20 years. Total rental revenue was $21,309, $21,911 and $26,318, including contingent rentals of $4,763, $4,979 and $8,880 in 1995, 1994 and 1993, respectively.

     The minimum rents receivable under these non-cancelable leases are as follows:

                                                         Sales-type   Operating
                                                           leases       leases
                                                          -------      --------


        1996. . . . . . . . . . . . . . . . . . . . . . . $    44      $ 16,815
        1997. . . . . . . . . . . . . . . . . . . . . . .      44        16,128
        1998. . . . . . . . . . . . . . . . . . . . . . .      44        15,963
        1999. . . . . . . . . . . . . . . . . . . . . . .      44        15,799
        2000. . . . . . . . . . . . . . . . . . . . . . .      45        15,434
        Thereafter. . . . . . . . . . . . . . . . . . . .     255       104,694
                                                             ----       -------
       Total minimum future rentals . . . . . . . . . . .     476      $184,833
       Less amount representing interest. . . . . . . . .     198       =======
                                                             ----
       Net investment (included in other assets). . . . . $   278
                                                             ====

     Land and building assets held for lease were $67,972 and $76,051, net of accumulated depreciation of $14,862 and $14,664, as of October 1, 1995 and October 2, 1994, respectively.

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

     The fiscal year income taxes consist of the following:

                                                    1995      1994       1993
                                                 ---------  ---------  ---------
       Federal - current . . . . . . . . . . . . $   (388)  $   (624)  $      -
               - deferred. . . . . . . . . . . .      345      3,236    (21,252)
       State   - current . . . . . . . . . . . .      256        478      1,834
               - deferred. . . . . . . . . . . .      287     (1,858)    (2,653)
                                                   ------     ------    -------
       Subtotal. . . . . . . . . . . . . . . . .      500      1,232    (22,071)
       Income tax benefit of extraordinary item.        -     (1,778)         -
                                                   ------     ------    -------
       Income taxes (benefit). . . . . . . . . . $    500   $  3,010   $(22,071)
                                                   ======     ======    =======

     A reconciliation of fiscal year income taxes with the amounts computed at the statutory federal rate of 35% follows:

                                                    1995      1994       1993
                                                 ---------  ---------  ---------
       Computed at federal statutory rate. . . . $(23,960)  $(11,640)  $(23,170)
       State income taxes (benefits), net of
        federal effect . . . . . . . . . . . . .      353       (897)      (410)
       Amortization of intangibles . . . . . . .       27        327      1,088
       Targeted jobs credit wages. . . . . . . .     (733)      (742)      (585)
       Addition to valuation allowance . . . . .   26,280     18,520        537
       Gain on sale of subsidiary. . . . . . . .        -     (1,988)         -
       Benefit of reattributed net operating
        loss carryback . . . . . . . . . . . . .   (1,420)         -          -
       Other, net. . . . . . . . . . . . . . . .      (47)      (570)       469
                                                   ------     ------    -------
                                                 $    500   $  3,010   $(22,071)
                                                   ======     ======    =======

                     FOODMAKER, INC. AND SUBSIDIARIES

                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
               (Dollars in thousands, except per share data)

7.   INCOME TAXES (continued)

     The tax effects of temporary differences that give rise to significant portions of deferred tax assets and deferred tax liabilities are presented below:

                                                          October 1, October 2,
                                                             1995       1994
                                                           --------  ---------
       Deferred tax assets:
        Tax loss and contribution carryforwards
         and tax credits. . . . . . . . . . . . . . . . .   $ 33,387   $ 29,455
        Investment in subsidiary. . . . . . . . . . . . .     26,130      3,140
        Insurance reserves. . . . . . . . . . . . . . . .     14,393     14,242
        Accrued pension and postretirement benefits . . .      9,552      9,649
        Accrued vacation pay expense. . . . . . . . . . .      6,029      5,767
        Other reserves and allowances . . . . . . . . . .      5,871      7,308
        Deferred income . . . . . . . . . . . . . . . . .      3,598      4,190
        Other, net. . . . . . . . . . . . . . . . . . . .      2,383      1,511
                                                             -------    -------
          Total gross deferred tax assets . . . . . . . .    101,343     75,262
        Less valuation allowance. . . . . . . . . . . . .    (49,507)   (23,227)
                                                             -------    -------
          Net deferred tax assets . . . . . . . . . . . .     51,836     52,035
                                                             -------    -------
       Deferred tax liabilities:
        Property and equipment, principally due to
         differences in depreciation. . . . . . . . . . .     43,889     40,960
        Intangible assets . . . . . . . . . . . . . . . .     17,059     15,539
        Other, net. . . . . . . . . . . . . . . . . . . .        474        598
                                                             -------    -------
         Total gross deferred liabilities . . . . . . . .     61,422     57,097
                                                             -------    -------
         Net deferred tax liability . . . . . . . . . . .   $  9,586   $  5,062
                                                             =======    =======

     The valuation allowance of $49,507 as of October 1, 1995 represents deferred tax assets that may not be realized by the reversal of future taxable temporary differences. In fiscal 1995, the Company recognized an increase in the valuation allowance of $26,280 related to the write-off of the investment in Family Restaurants, Inc., the SFAS 106 accrual and an adjustment to contributions carryforwards.

     At October 1, 1995, the Company had federal tax net operating loss carryforwards of approximately $41,294 which expire in 2008 and 2010, and general business credit carryforwards of approximately $10,249, which expire in 2000 through 2010. The Company has alternative minimum tax credit carryforwards of approximately $6,692. The alternative minimum tax credit carryforwards have no expiration date; however, they may only be utilized to reduce any regular tax liability the Company may have in the future.

8.   CONTINGENT LIABILITIES

     Various claims and legal proceedings are pending against the Company in various state and federal courts. Many of those proceedings are in the states of California, Washington, Nevada, Idaho and Oregon, seeking monetary damages for personal injuries relating to the outbreak of food-borne illness (the "Outbreak") attributed to hamburgers served at Jack in the Box restaurants. The Company, in consultation with its insurance carriers and attorneys, does not anticipate that the total liability on all such lawsuits and claims will exceed the coverage available under its applicable insurance policies.

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

     The Company on July 19, 1993, filed a cross-complaint against Vons and other suppliers seeking reimbursement for all damages, costs and expenses incurred in connection with the Outbreak. On or about January 18, 1994, Vons filed a cross-complaint against Foodmaker and others in this action alleging certain contractual and tort liabilities and seeking damages in unspecified amounts and a declaration of the rights and obligations of the parties. Substantially the same claims were made by the parties in a separate lawsuit in Superior Court of California, County of Los Angeles. On May 17, 1995 it was determined the litigation between the Company, Vons, and other defendants would be heard in Los Angeles. The cases have been consolidated and are set for trial in November 1996.

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

     The amount of liability from the claims and actions described above cannot be determined with certainty, but in the opinion of management, based in part upon advice from legal counsel, the ultimate liability from all pending legal proceedings, asserted legal claims and known potential legal claims which are probable of assertion should not materially affect the consolidated financial position of the Company.

                     FOODMAKER, INC. AND SUBSIDIARIES

                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
               (Dollars in thousands, except per share data)

8.   CONTINGENT LIABILITIES (continued)

     The U.S. Internal Revenue Service ("IRS") had proposed adjustments to tax liabilities of $17 million (exclusive of interest) for the Company's federal income tax returns for fiscal years 1986 through 1988. A final report has not been issued but agreement has been reached to satisfy these proposed adjustments at approximately $.6 million (exclusive of $.4 million interest). The IRS examinations of the Company's federal income tax returns for fiscal years 1989 and 1990 resulted in the issuance of proposed adjustments to tax liabilities aggregating $2.2 million (exclusive of $.7 million interest). The Company has filed a protest with the Regional Office of Appeals of the IRS contesting the proposed assessments. Management believes that adequate provision for income taxes has been made.

9.   RETIREMENT, SAVINGS AND BONUS PLANS

     The Company has non-contributory defined benefit pension plans covering substantially all salaried and hourly employees meeting certain eligibility requirements. These plans are subject to modification at any time. The plans provide retirement benefits based on years of service and compensation. It is the Company's practice to fund retirement costs as necessary.

     The components of the fiscal year net defined benefit pension expense is as follows:

                                                    1995      1994       1993
                                                 ---------  ---------  ---------
       Present value of benefits earned
        during the year. . . . . . . . . . . . .  $ 2,303    $ 2,456    $ 2,075
       Interest cost on projected benefit
        obligations. . . . . . . . . . . . . . .    3,355      2,961      2,530
       Actual return on plan assets. . . . . . .   (3,300)      (538)      (300)
       Net amortization. . . . . . . . . . . . .    1,431       (908)    (1,203)
                                                   ------     ------     ------
       Net pension expense for the period. . . .  $ 3,789    $ 3,971    $ 3,102
                                                   ======     ======     ======

     The funded status of the plans is as follows:

                                                               October 1, 1995             October 2, 1994
                                                           Qualified  Non-qualified   Qualified   Non-qualified
                                                             plans         plan          plans         plan
                                                            ------        ------        ------        ------
        Actuarial present value of benefit obligations:
         Vested benefits. . . . . . . . . . . . . . . .   $(27,598)      $(4,154)     $(22,871)      $(4,178)
         Nonvested benefits . . . . . . . . . . . . . .     (3,723)       (1,033)       (3,166)       (1,169)
                                                           -------        ------       -------        ------
         Accumulated benefit obligation . . . . . . . .    (31,321)       (5,187)      (26,037)       (5,347)
         Effect of future salary increases. . . . . . .     (7,527)       (2,836)       (6,147)       (3,773)

        Projected benefit obligation. . . . . . . . . .    (38,848)       (8,023)      (32,184)       (9,120)
        Plan assets at fair value . . . . . . . . . . .     32,843             -        26,583             -
                                                           -------        ------       -------        ------
        Projected benefit obligations in
         excess of plan assets. . . . . . . . . . . . .     (6,005)       (8,023)       (5,601)       (9,120)
        Unrecognized prior service cost . . . . . . . .       (278)        2,973           267         3,203
        Unrecognized net transition obligation. . . . .         56           166            63           193
        Unrecognized net (gain) loss. . . . . . . . . .      3,981          (532)        2,158         1,534
                                                           -------        ------       -------        ------
        Pension liability . . . . . . . . . . . . . . .   $ (2,246)      $(5,416)     $ (3,113)      $(4,190)
                                                           =======        ======       =======        ======

                                    F-17

                     FOODMAKER, INC. AND SUBSIDIARIES

                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
               (Dollars in thousands, except per share data)

9.   RETIREMENT, SAVINGS AND BONUS PLANS (continued)

     In determining the above information for each period, the Company's actuaries assumed the following:

                                                               October 1, 1995             October 2, 1994
                                                           Qualified  Non-qualified   Qualified   Non-qualified
                                                             plans         plan          plans         plan
                                                            ------        ------        ------        ------
        Discount rate . . . . . . . . . . . . . . . . .      7.75%         7.75%         8.25%         7.25%
        Rate of increase in compensation levels . . . .      5.00%         5.00%         5.50%         5.00%
        Long-term rate of return on assets. . . . . . .      8.50%           N/A         8.00%           N/A


     Assets of the qualified plans consist primarily of listed stocks and bonds.

     The Company maintains savings plans which are organized under Section 401(k) of the Internal Revenue Code, which allow non-executive administrative and clerical employees who have completed at least one year of service or reached age 21, whichever is later, to defer up to 12% of their pay on a pre-tax basis. The Company contributes an amount equal to 50% of the first 4% of compensation that is deferred by the participant. The Company also maintains an unfunded, non-qualified deferred compensation plan, which was created in 1990 for key executives and other members of management. This plan allows participants to defer up to 15% of their salary on a pre-tax basis. The Company contributes an amount equal to 100% of the first 3% contributed by the employee. In each plan, a participant's right to Company contributions vests at a rate of 25% per year of service. The Company's savings plans contributions were $498, $1,081 and $1,162 in 1995, 1994 and 1993, respectively. The Company's non-qualified deferred compensation plan contributions were $212, $285 and $376 in 1995, 1994 and 1993, respectively.

     The Company maintains a bonus plan which allows certain officers and employees of the Company to earn annual cash bonuses based upon achievement of certain financial and performance goals approved by the compensation committee of the Company's board of directors. Under this plan, $710 was expensed in 1995.

     The Company adopted a deferred compensation plan for non-management directors in the second quarter of 1995. Under the plan's equity option, those who are eligible to receive directors' fees or retainers may choose to defer receipt of their compensation. Once deferred, the Company provides a credit equal to 25% of the compensation deferred. In 1995, a total of $116 was expensed for both the deferment credit and the stock appreciation on the deferred compensation.

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

     The normal net periodic postretirement benefit cost for 1995, 1994 and 1993 was $1,440, $1,533 and $1,532, respectively. The plan was amended in 1995 to eliminate retiree medical benefits coverage for those under age 45 at September 30, 1995, resulting in a curtailment gain of $1,900. The Company adopted SFAS 106, "Employers' Accounting for Postretirement Benefits Other Than Pensions," as of September 28, 1992. The cumulative effect on prior years of adopting SFAS 106 was $10,176 in 1993.

                     FOODMAKER, INC. AND SUBSIDIARIES

                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
               (Dollars in thousands, except per share data)

10.  POSTRETIREMENT BENEFIT PLAN (continued)

     The plan's funded status reconciled with amounts recognized in the Company's consolidated balance sheet is as follows:

                                                           October 1, October 2,
                                                               1995       1994
                                                             --------  ---------
       Accumulated postretirement benefit obligation:
        Retirees. . . . . . . . . . . . . . . . . . . . .   $ (1,198)  $ (1,036)
        Fully eligible active plan participants . . . . .     (2,478)    (2,171)
        Other active plan participants. . . . . . . . . .     (6,855)    (7,209)
                                                             -------    -------
                                                             (10,531)   (10,416)
       Plan assets at fair value. . . . . . . . . . . . .          -          -
                                                             -------    -------
       Accumulated postretirement benefit
        obligation in excess of plan assets . . . . . . .    (10,531)   (10,416)
       Unrecognized prior service cost. . . . . . . . . .          -          -
       Unrecognized net gain. . . . . . . . . . . . . . .     (2,180)    (2,825)
                                                             -------    -------
       Accrued postretirement benefit cost
        included in other liabilities . . . . . . . . . .   $(12,711)  $(13,241)
                                                             =======    =======

     The components of the fiscal year net periodic postretirement benefit cost is as follows:


                                                    1995        1994       1993
                                                  ------       -----     ------
       Service cost. . . . . . . . . . . . . . . $   675    $    770   $    743
       Interest cost . . . . . . . . . . . . . .     854         763        789
       Actual return on plan assets. . . . . . .       -           -          -
       Net amortization and deferral . . . . . .     (89)          -          -
       Recognition of transition obligation. . .       -           -     10,176
       Curtailment gain. . . . . . . . . . . . .  (1,900)          -          -
                                                  ------       -----     ------
       Net periodic postretirement benefit
        cost (gain). . . . . . . . . . . . . . . $  (460)   $  1,533   $ 11,708
                                                  ======       =====     ======


     In determining the above information, the Company's actuaries assumed discount rates of 7.75% and 8.25% as of October 1, 1995 and October 2, 1994, respectively.

     For measurement purposes, a 10% annual rate of increase in the per capita cost of covered benefits (i.e., health care cost trend rate) was assumed for 1995 for plan participants under age 65; the rate was assumed to decrease 1/2% per year to 5% by the year 2005 and remain at that level thereafter. For plan participants age 65 years or older, an 8% annual health care cost trend rate was assumed for 1995; the rate was assumed to decrease 1/2% per year to 4% by the year 2003. The health care cost trend rate assumption has a significant effect on the amounts reported. For example, increasing the assumed health care cost trend rates by one percentage point in each year would increase the accumulated postretirement benefit obligation as of October 1, 1995 by $2,200, or 21%, and the aggregate of the service and interest cost components of net periodic postretirement benefit cost for the year ended October 1, 1995 by $300 or 20%.

11.  FRANCHISE ARRANGEMENTS

     Franchise arrangements generally provide for initial license fees of approximately $25 per restaurant and continuing payments to the Company based on a percentage of sales. Among other things, the franchisee is provided the use of land and building, generally for a period of 20 years, and is required to pay negotiated rent, property taxes, insurance and maintenance. Gains on sales of restaurant businesses to franchisees, included in other revenues, were $358 and $2,231 in 1994 and 1993, respectively.

                     FOODMAKER, INC. AND SUBSIDIARIES

                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
               (Dollars in thousands, except per share data)

12.  RELATED PARTY TRANSACTIONS

     The Company provides distribution services to a portion of FRI's Mexican restaurants, principally those operated under the Chi-Chi's name. Distribution sales to those restaurants aggregated $78,195 and $63,702 in 1995 and 1994, respectively, subsequent to January 27, 1994, the date the Company sold Chi-Chi's and acquired its 39% interest in FRI. In relation to the distribution sales, the Company had accounts receivable of $3,839 and $3,166 due from Chi-Chi's at October 1, 1995 and October 2, 1994, respectively.

     Gibbons, Goodwin, van Amerongen ("GGvA"), successor to Gibbons, Green, van Amerongen, general partners in the limited partnerships which owned approximately 45% of the Company's outstanding common stock at October 1, 1995, were paid fees of $150, $900 and $827 in 1995, 1994 and 1993, respectively, under an agreement which expired December 1994, whereby GGvA provided certain management services to the Company.

13.  STOCKHOLDERS' EQUITY

     In conjunction with the December 1988 acquisition of the Company, warrants for the purchase of 1,584,573 shares of common stock were issued and are exercisable at $.93 per share, as adjusted. As of October 1, 1995, warrants for 1,450,626 shares had been exercised.

     At October 1, 1995, the Company had 4,904,527 shares of common stock reserved for issuance upon the exercise of stock options and 133,947 shares reserved for issuance upon exercise of warrants.

14.  STOCK OPTIONS

     The Company offers stock option plans to attract, retain and motivate key officers, non-employee directors and employees by providing for or increasing the proprietary interests of such persons to work toward the future financial success of the Company.

     In January 1992, the Company adopted the 1992 Employee Stock Incentive Plan (the "1992 Plan") and, as part of a merger, assumed outstanding options to employees under its predecessor's 1990 Stock Option Plan and assumed contractually the options to purchase 42,750 shares of common stock granted to two non-employee directors of the Company. Under the 1992 Plan, employees are eligible to receive stock options, restricted stock and other various stock-based awards. Subject to certain adjustments, up to a maximum of 1,875,000 shares of common stock may be sold or issued under the 1992 Plan. No awards shall be granted after January 16, 2002, although stock may be issued thereafter, pursuant to awards granted prior to such date.

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

     In February 1995, the Company adopted the Non-Employee Director Stock Option Plan (the "Director Plan"). Under the Director Plan, any eligible director of the Company who is not an employee of the Company or a subsidiary of the Company is granted annually an option to purchase 10,000 shares of common stock at fair market value. Subject to certain adjustments, up to a maximum of 250,000 shares of common stock may be sold or issued under the Director Plan. Unless sooner terminated, no awards shall be granted after February 17, 2005, although common stock may be issued thereafter, pursuant to awards granted prior to such date.

                     FOODMAKER, INC. AND SUBSIDIARIES

                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
               (Dollars in thousands, except per share data)

14.  STOCK OPTIONS (continued)

     The terms and conditions of the stock-based awards under the plans are determined by a committee of the board of directors on each award date and may include provisions for the exercise price, expirations, vesting, restriction on sales and forfeiture, as applicable. Options granted under the plans have terms not exceeding 11 years and provide for an option exercise price no less than 100% of the fair market value of the common stock on the day the option was granted.

     The following is a summary of stock option activity for the three fiscal years ended October 1, 1995:

                                                                   Option price
                                                       Shares        per share
                                                      --------     ------------
       Balance at September 27, 1992 . . . . . . .   1,419,890     $  .96-10.00
         Granted . . . . . . . . . . . . . . . . .     547,334      10.13-13.38
         Exercised . . . . . . . . . . . . . . . .    (100,923)       .96-10.00
         Cancelled . . . . . . . . . . . . . . . .     (10,690)      1.13-11.00
                                                     ---------
       Balance at October 3, 1993. . . . . . . . .   1,855,611        .96-13.38
         Granted . . . . . . . . . . . . . . . . .     323,000       5.88-10.13
         Exercised . . . . . . . . . . . . . . . .    (115,050)        .96-1.13
         Cancelled . . . . . . . . . . . . . . . .    (252,970)      5.88-13.38
                                                     ---------
       Balance at October 2, 1994. . . . . . . . .   1,810,591        .96-12.25
         Granted . . . . . . . . . . . . . . . . .     812,098        4.18-6.50
         Exercised . . . . . . . . . . . . . . . .     (42,900)        .96-1.13
         Cancelled . . . . . . . . . . . . . . . .    (267,818)      1.13-12.25
                                                     ---------
       Balance at October 1, 1995. . . . . . . . .   2,311,971        .96-12.25
                                                     =========

     Stock options for the purchase of 1,513,575 shares are exercisable at October 1, 1995.

15.  AVERAGE SHARES OUTSTANDING

     Fiscal year earnings per share is based on the weighted average number of shares outstanding during the year, determined as follows:


                                                                      1995           1994         1993
                                                                   ----------     ----------   ----------
       Shares outstanding, beginning of fiscal year. . . . . .     38,668,200     38,234,250   38,148,946
       Effect of common stock issued . . . . . . . . . . . . .         29,566        296,797      913,570
       Effect of common stock reacquired . . . . . . . . . . .              -              -   (1,027,008)
       Assumed additional shares issued upon
        exercise of stock options and warrants,
        net of shares reacquired at the average
        market price . . . . . . . . . . . . . . . . . . . . .        216,874              -      450,819
                                                                   ----------     ----------   ----------
       Weighted average shares outstanding . . . . . . . . . .     38,914,640     38,531,047   38,486,327
                                                                   ==========     ==========   ==========

                                    F-21

                     FOODMAKER, INC. AND SUBSIDIARIES

                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
               (Dollars in thousands, except per share data)

16.  QUARTERLY RESULTS OF OPERATIONS (Unaudited)


                                      16 weeks ended                              12 weeks ended
                                                           ----------------------------------------------------
                                      Jan. 23, 1994         Apr. 17, 1994        Jul. 10, 1994     Oct. 2, 1994
                                      -------------         -------------        -------------     ------------
     Revenues . . . . . . . . . . . .     $381,574              $218,706             $225,822          $227,224
     Gross profit . . . . . . . . . .       43,602                24,574               27,988            28,651
     Loss before extraordinary item .       (4,399)              (22,913)              (3,434)           (5,522)
     Net loss . . . . . . . . . . . .       (4,399)              (25,651)              (3,434)           (6,086)
     Loss per share before
      extraordinary item. . . . . . .         (.11)                 (.60)                (.09)             (.14)
     Net loss per share . . . . . . .         (.11)                 (.67)                (.09)             (.16)

                                      16 weeks ended                              12 weeks ended
                                                           ----------------------------------------------------
                                      Jan. 22, 1995         Apr. 16, 1995         Jul. 9, 1995     Oct. 1, 1995
                                      -------------         -------------         -------------    ------------
     Revenues . . . . . . . . . . . .     $293,680              $229,661             $244,075          $251,300
     Gross profit . . . . . . . . . .       37,662                32,233               37,897            39,589
     Net earnings (loss). . . . . . .      (72,291)               (3,146)               2,622             3,857
     Net earnings (loss) per share. .        (1.87)                 (.08)                 .07               .10

                                    F-22