Form 10-Q
period 1996-01-21
FOODMAKER INC /DE/
filed 1996-03-05
CIK 807882

                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.   20549


                                    FORM 10-Q


                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934



         For Quarter Ended  January 21, 1996  Commission File No. 1-9390
                           ------------------                    -------



                                 FOODMAKER, INC.
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)




   DELAWARE                                                       95-2698708
--------------------------------------------------------------------------------
(State of Incorporation)                                    (I.R.S. Employer
                                                            Identification No.)



   9330 BALBOA AVENUE, SAN DIEGO, CA                                   92123
--------------------------------------------------------------------------------
(Address of principal executive offices)                            (Zip Code)


    Registrant's telephone number, including area code   (619)  571-2121
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

          Number of shares of common stock, $.01 par value, outstanding as of the close of business March 1, 1996 - 38,819,895

                            FOODMAKER, INC. AND SUBSIDIARIES

                          UNAUDITED CONSOLIDATED BALANCE SHEETS
                                     (In thousands)

                                                       January 21,    October 1,
                                                          1996           1995
                                                       ----------     ---------
                                         ASSETS

Current assets:
  Cash and cash equivalents . . . . . . . . . . . . . $  55,495       $  35,865
  Receivables . . . . . . . . . . . . . . . . . . . .    23,866          25,272
  Inventories . . . . . . . . . . . . . . . . . . . .    23,750          22,385
  Prepaid expenses. . . . . . . . . . . . . . . . . .    12,605          14,367
                                                        -------         -------
     Total current assets . . . . . . . . . . . . . .   115,716          97,889
                                                        -------         -------
Trading area rights . . . . . . . . . . . . . . . . .    68,664          69,761
                                                        -------         -------
Lease acquisition costs . . . . . . . . . . . . . . .    22,749          25,003
                                                        -------         -------
Other assets. . . . . . . . . . . . . . . . . . . . .    36,531          36,310
                                                        -------         -------
Property at cost. . . . . . . . . . . . . . . . . . .   593,694         589,642
  Accumulated depreciation and amortization . . . . .  (162,277)       (155,931)
                                                        -------         -------
                                                        431,417         433,711
                                                        -------         -------

     TOTAL. . . . . . . . . . . . . . . . . . . . . .  $675,077        $662,674
                                                        =======         =======

                          LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Current maturities of long-term debt. . . . . . . .  $  1,780        $  1,836
  Accounts payable. . . . . . . . . . . . . . . . . .    37,147          32,015
  Accrued expenses. . . . . . . . . . . . . . . . . .    96,857          98,166
  Income taxes payable. . . . . . . . . . . . . . . .     2,792              --
                                                        -------         -------
     Total current liabilities. . . . . . . . . . . .   138,576         132,017
                                                        -------         -------
Deferred income taxes . . . . . . . . . . . . . . . .     9,751           9,586
                                                        -------         -------
Long-term debt, net of current maturities . . . . . .   439,506         440,219
                                                        -------         -------
Other long-term liabilities . . . . . . . . . . . . .    51,301          49,599
                                                        -------         -------

Stockholders' equity:
  Common stock. . . . . . . . . . . . . . . . . . . .       402             402
  Capital in excess of par value. . . . . . . . . . .   280,996         280,996
  Accumulated deficit . . . . . . . . . . . . . . . .  (230,992)       (235,682)
  Treasury stock. . . . . . . . . . . . . . . . . . .   (14,463)        (14,463)
                                                        -------         -------
     Total stockholders' equity . . . . . . . . . . .    35,943          31,253
                                                        -------         -------
     TOTAL. . . . . . . . . . . . . . . . . . . . . .  $675,077        $662,674
                                                        =======         =======

                  See accompanying notes to financial statements.

                         FOODMAKER, INC. AND SUBSIDIARIES

                  UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS
                       (In thousands, except per share data)



                                                         Sixteen Weeks Ended
                                                    ----------------------------
                                                      January 21,    January 22,
                                                         1996           1995
                                                      ----------     ----------
Revenues:
  Restaurant sales. . . . . . . . . . . . . . . . . .  $266,065        $227,613
  Distribution sales. . . . . . . . . . . . . . . . .    52,600          55,259
  Franchise rents and royalties . . . . . . . . . . .    10,389           9,940
  Other . . . . . . . . . . . . . . . . . . . . . . .     1,576             868
                                                        -------         -------
                                                        330,630         293,680
                                                        -------         -------
Costs and expenses:
  Costs of revenues:
     Restaurant costs of sales. . . . . . . . . . . .    74,507          64,050
     Restaurant operating costs . . . . . . . . . . .   143,018         130,919
     Costs of distribution sales. . . . . . . . . . .    51,938          54,158
     Franchised restaurant costs. . . . . . . . . . .     6,236           6,822
  Selling, general and administrative . . . . . . . .    32,593          37,067
  Equity in loss of FRI . . . . . . . . . . . . . . .        --          57,188
  Interest expense. . . . . . . . . . . . . . . . . .    14,649          15,267
                                                        -------         -------
                                                        322,941         365,471
                                                        -------         -------
Earnings (loss) before income taxes . . . . . . . . .     7,689         (71,791)

Income taxes. . . . . . . . . . . . . . . . . . . . .     2,999             500
                                                        -------         -------

Net earnings (loss) . . . . . . . . . . . . . . . . .  $  4,690        $(72,291)
                                                        =======         =======

Net earnings (loss) per share - primary
     and fully diluted. . . . . . . . . . . . . . . .  $   0.12        $  (1.87)
                                                        =======         =======

Weighted average shares outstanding . . . . . . . . .    39,190          38,675


                  See accompanying notes to financial statements.

                         FOODMAKER, INC. AND SUBSIDIARIES

                  UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (In thousands)



                                                         Sixteen Weeks Ended
                                                      -------------------------
                                                       January 21,   January 22,
                                                          1996          1995
                                                       ----------    ----------

Cash flows from operations:
  Net earnings (loss) . . . . . . . . . . . . . . . .  $  4,690       $(72,291)
  Non-cash items included above:
     Depreciation and amortization. . . . . . . . . .    12,020         11,477
     Deferred income taxes. . . . . . . . . . . . . .       165             --
     Equity in loss of FRI. . . . . . . . . . . . . .        --         57,188
  Decrease in receivables . . . . . . . . . . . . . .     1,406          3,500
  Increase in inventories . . . . . . . . . . . . . .    (1,365)        (2,732)
  Decrease in prepaid expenses. . . . . . . . . . . .     1,762          4,069
  Increase (decrease) in accounts payable . . . . . .     5,132         (4,755)
  Increase in accrued expenses. . . . . . . . . . . .     2,926          1,851
                                                        -------        -------
     Cash flows provided (used) by operations . . . .    26,736         (1,693)
                                                        -------        -------

Cash flows from investing activities:
  Additions to property and equipment . . . . . . . .    (7,858)        (8,226)
  Dispositions of property and equipment. . . . . . .     1,147            867
  Increase in trading area rights . . . . . . . . . .       122             --
  Decrease in other assets. . . . . . . . . . . . . .       108          1,354
                                                        -------        -------
     Cash flows used by investing activities. . . . .    (6,481)        (6,005)
                                                        -------        -------

Cash flows from financing activities:
  Principal payments on long-term debt,
     including current maturities . . . . . . . . . .      (884)        (7,355)
  Increase in accrued interest. . . . . . . . . . . .       259            167
  Proceeds from issuance of common stock. . . . . . .        --             22
                                                        -------        -------
     Cash flows used by financing activities. . . . .      (625)        (7,166)
                                                        -------        -------

Net increase (decrease) in cash and cash equivalents   $ 19,630       $(14,864)
                                                        =======        =======


                  See accompanying notes to financial statements.

                         FOODMAKER, INC. AND SUBSIDIARIES

               NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS


1. The accompanying unaudited financial statements do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments, consisting only of normal recurring adjustments, considered necessary for a fair presentation have been included. Operating results for any interim period are not necessarily indicative of the results for any other interim period or for the full year. The Company reports results quarterly with the first quarter having 16 weeks and each remaining quarter having 12 weeks. Certain financial statement reclassifications have been made in the prior year to conform to the current year presentation. These financial statements should be read in conjunction with the 1995 financial statements.

2. Income taxes for the 16 weeks ended January 21, 1996 were 39% of earnings before income taxes. Although the Company incurred a loss in 1995, income taxes were $.5 million due to required minimum taxes and the Company's inability under Statement of Financial Accounting Standards No. ("SFAS") 109, "Accounting for Income Taxes", to recognize the benefit from the carryover of losses to future years.

3. On January 27, 1994, Foodmaker, Inc. (the "Company") contributed its former wholly-owned subsidiary, Chi-Chi's, Inc. ("Chi-Chi's"), to Family Restaurants, Inc. ("FRI") in exchange for an approximate 39% equity interest in FRI valued at the date of exchange at approximately $62 million, a five-year warrant to acquire 111,111 additional shares at $240 per share (which if exercised would increase the Company's ownership to 45%), and approximately $173 million in cash. Because of substantial continuing losses, FRI wrote off at the end of 1994 approximately $160 million of goodwill causing FMI to write off its entire investment in FRI during the first quarter of its fiscal year ended October 1, 1995. As disclosed in the Company's fiscal 1995 financial statements, FRI lost almost $100 million through its third quarter ended September 24, 1995. Because of such losses and resulting increased borrowing requirements, the major FRI stockholders were required to become liable for additional advances to FRI by its banks. Rather than doing so, FMI entered into an agreement dated November 20, 1995 to transfer all of its stock and warrants to another stockholder of FRI. Since the Company's investment in FRI was previously written off, the consummation of this Agreement had no effect on the financial condition or results of operations of the Company.

4.  Contingent Liabilities

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

    Actions were filed on July 2, 1993, in the Superior Court of California, County of San Diego, by certain of the Company's franchisees against the Company, The Vons Companies, Inc., ("Vons") and other suppliers (Syed Ahmad, et al, versus Foodmaker, Inc., et al), claiming damages from reduced sales and profits due to the Outbreak. After extensive negotiations, settlements were reached with all franchisees. The Company on July 19, 1993, filed a cross-complaint against Vons and other suppliers seeking reimbursement for all damages, costs and expenses incurred in connection with the Outbreak. On or about January 18, 1994, Vons filed a cross-complaint against Foodmaker and others in this action alleging certain contractual and tort liabilities and seeking damages in unspecified amounts and a declaration of the rights and obligations of the parties. Substan-tially the same claims were made by the parties in a separate lawsuit in Superior Court of California, County of Los Angeles. On May 17, 1995 it was determined the litigation between the Company, Vons, and other defendants would be heard in Los Angeles. The cases have been consolidated and are set for trial in November 1996.

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

    The U.S. Internal Revenue Service ("IRS") had proposed adjustments to tax liabilities of $17 million (exclusive of interest) for the Company's federal income tax returns for fiscal years 1986 through 1988. A final report has been issued to satisfy these proposed adjustments at approximately $.6 million (exclusive of $.4 million interest). The IRS examinations of the Company's federal income tax returns for fiscal years 1989 and 1990 resulted in the issuance of proposed adjustments to tax liabilities aggregating $2.2 million (exclusive of $.7 million interest). A final report has not been issued but agreement has been reached to satisfy these proposed adjustments at $.1 million. Management believes that adequate provision for income taxes has been made.

                       FOODMAKER, INC. AND SUBSIDIARIES

         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL INFORMATION


RESULTS OF OPERATIONS
---------------------
     All comparisons under this heading between 1996 and 1995, unless otherwise indicated, refer to the 16-week periods ended January 21, 1996 and January 22, 1995, respectively.

     Revenues increased $36.9 million, or 12.6%, to $330.6 million in 1996 from $293.7 million in 1995 due to an increase in restaurant sales, offset in part by a decline in distribution sales.

     Sales by Company-operated restaurants increased $38.5 million, or 16.9% to $266.1 million in 1996 from $227.6 million in 1995, reflecting increases in both per store average sales and in the average number of restaurants. Per store average sales for comparable restaurants ("PSA"), which increased 10.9% in 1996 as compared to 1995, continued to improve under the Company's marketing program which features a new advertising campaign, new product introductions and aggressive value-priced product alternatives. The average number of Company-operated restaurants increased to 866 in 1996 from 811 in 1995, reflecting the addition of 20 new restaurants and the acquisition of 36 restaurants from franchisees since January 1995.

     Distribution sales of food and supplies declined approximately $2.7 million to $52.6 million in 1996 from $55.3 million in 1995 primarily due to a $5.2 million decline in sales to FRI and others, offset by an increase in sales to franchisees. Recently, Jack In The Box franchisees informed the Company that they have formed a purchasing cooperative and contracted with another supplier for distribution services. This transition is expected to occur later in fiscal year 1996.

     Franchise rents and royalties increased $.5 million to $10.4 million in 1996 from $9.9 million in 1995, primarily due to increased franchisee sales in 1996 as compared to the same period of 1995.

     Other revenues increased $.7 million to $1.6 million in 1996 from $.9 million in 1995, primarily due to interest income earned on higher levels of invested cash in 1996.

     Restaurant costs of sales increased $10.4 million to $74.5 million in 1996 from $64.1 million in 1995, principally due to the costs related to increased restaurant sales. Costs of sales decreased slightly as a percent of sales in 1996 as compared to 1995 due to the impact of lower ingredient costs and the lower food cost of certain promotions, partially offset by higher packaging costs.

     Restaurant operating costs increased $12.1 million to $143.0 million in 1996 from $130.9 million in 1995 primarily due to the increase in average number of Company-operated restaurants and variable costs associated with increased sales. Restaurant operating costs declined as a percent of sales in 1996 as compared to the same period in 1994 primarily due to lower percentages of restaurant labor, operations administrative costs and fixed expenses.

     Costs of distribution sales declined $2.3 million to $51.9 million in 1996 from $54.2 million in 1995 consistent with the decline in distribution sales.

     Franchise restaurant costs, which consist of rents and depreciation on properties leased to franchisees and other miscellaneous costs, decreased to $6.2 million in 1996 from $6.8 million in 1995, primarily due to a decline in the average number of domestic franchisee-operated restaurants.

     Selling, general and administrative expenses decreased $4.5 million to $32.6 million in 1996 from $37.1 million in 1995, principally due to the inclusion of an $8.0 million settlement with stockholders in the first quarter of 1995 as described in the Company's fiscal 1995 consolidated financial state-ments. Advertising and promotion costs increased $4.4 million to $26.1 million in

1996 from $21.7 million in 1995 due to costs of aggressive promotions and discounting of products and the increase in contributions to the advertising fund related to higher sales in 1996. In 1996 the Company received from suppliers cooperative advertising funds of approximately $1.3 million, which effectively offset some of the aforementioned higher advertising and promotion costs. Such funds were contributed to the advertising fund in the prior year.

     In the first quarter of 1995, the Company recorded a loss of $57.2 million relating to its 39% equity in the operations of FRI, resulting from the complete write-down of the Company's investment in FRI due to the write-off by FRI of the goodwill attributable to Chi-Chi's Mexican restaurants. In the first quarter of 1996, the Company transferred all of its stock and warrants to another stockholder of FRI. Since the Company's investment in FRI was previously written off, the transfer of the stock and warrants had no effect on the financial condition or results of operations of the Company. See Note 3 to the financial statements.

     Interest expense decreased $.7 million to $14.6 million in 1996 from $15.3 million in 1995 due to a reduction of debt and lower other financing costs.

     Income taxes were 39% of pretax earnings in 1996. Although the Company incurred a loss in 1995, income taxes were $.5 million due to required minimum taxes and the Company's inability under SFAS 109 to recognize the benefit from the carryover of losses to future years.


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

     At January 21, 1996, the Company's working capital deficit decreased $11.2 million to $22.9 million from $34.1 million at October 1, 1995, and reflects an increase of $19.6 million in cash. At January 21, 1996, the Company had $55.5 million in cash on hand. The restaurant business does not require the maintenance of significant receivables or inventories, and it is common to receive trade credit from vendors for purchases such as food and supplies. In addition, the Company, and generally the industry, continually invests in its business through the addition of new units and refurbishment of existing units, which are reflected as long-term assets and not as part of working capital.

     At January 21, 1996, the Company's total debt outstanding was $441.3 million. Substantially all of the Company's real estate and machinery and equipment is, and is expected to continue to be, pledged to its lenders.

     On July 26, 1994, the Company entered into a revolving bank credit agreement which provides for a credit facility of up to $52.5 million, including letters of credit for the account of the Company in an aggregate amount of up to $25 million. At January 21, 1996, the Company had a total of approximately $45.3 million of unused credit under the agreement. Covenants contained in the agreement include limitations on additional borrowing, capital expenditures, lease commitments and dividend payments, and requirements to maintain certain financial ratios, cash flows and net worth.

     Based upon current levels of operations and anticipated growth, the Company expects that sufficient cash flow will be generated from operations so that, combined with other financing alternatives available to it, including the bank credit facility, the utilization of cash on hand and the sale and lease-back of restaurants, the Company will be able to meet all of its debt service requirements, as well as its capital expenditures and working capital require-ments, for the foreseeable future.

PART II - OTHER INFORMATION

There is no information required to be reported for any items under Part II, except as follows:

Item 4.     Submission of Matters to a Vote of Security Holders.

     The Company's annual meeting was held February 16, 1996 at which the following matters were voted as indicated:

                                                              For      Withheld
                                                          ----------   --------
     1. Election of the following directors to serve serve until the next annual meeting of stockholders and until their successors are elected and qualified.

              Michael E. Alpert . . . . . . . . . . . .   29,141,711    227,719
              Paul T. Carter. . . . . . . . . . . . . .   29,127,710    241,720
              Charles W. Duddles. . . . . . . . . . . .   29,142,211    227,219
              Edward Gibbons. . . . . . . . . . . . . .   28,979,896    389,534
              Jack W. Goodall . . . . . . . . . . . . .   29,108,868    260,562
              Leonard I. Green. . . . . . . . . . . . .   29,129,260    240,170
              Robert J. Nugent. . . . . . . . . . . . .   29,129,028    240,402
              L. Robert Payne . . . . . . . . . . . . .   29,121,271    248,159
              Christopher V. Walker . . . . . . . . . .   29,141,810    227,620

                                             For     Against  Abstain  Not Voted
                                          ---------  -------  -------  ---------
     2.    Ratification of the appoint-
           ment of KPMG Peat Marwick LLP
           as independent accountants     29,251,620  47,461   70,349     -0-


Item 6.    Exhibits and Reports on Form 8-K.

    (a)    Exhibits

           Number    Description
           ------    -----------
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


                FOODMAKER, INC.


            By:   CHARLES W. DUDDLES
                  ------------------------------
                  Charles W. Duddles
                  Executive Vice President, Chief
                  Administrative Officer and
                  Chief Financial Officer
                  (Duly Authorized Signatory)


Date: March 5, 1996