Form 10-K/A
period 1995-10-01
FOODMAKER INC /DE/
filed 1996-04-05
CIK 807882

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                          WASHINGTON, D.C.  20549

                                  FORM 10-K/A
                                  ------------

  /X/  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE

      ACT OF 1934


               FOR THE FISCAL YEAR ENDED   OCTOBER 1, 1995
                                           ---------------

                   COMMISSION FILE NUMBER       1-9390
                                            -------------

                                FOODMAKER, INC.
- --------------------------------------------------------------------------------
            (Exact name of registrant as specified in its charter)


       Delaware                                            95-2698708
- -------------------------                      ---------------------------------
(State of incorporation)                       (IRS Employer Identification No.)

   9330 Balboa Avenue, San Diego, CA                          92123
- ----------------------------------------                   ------------
(Address of principal executive offices)                    (Zip Code)


       Registrant's telephone number, including area code (619) 571-2121
                                                          --------------

       Securities registered pursuant to Section 12(b) of the Act:

   Title of each class                Name of each exchange on which registered
- ----------------------------          -----------------------------------------
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

                         DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Proxy Statement filed with the Securities and Exchange Commission in connection with the 1996 Annual Meeting of Stockholders are incorporated by reference into Part III hereof.

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

  THE FINANCIAL STATEMENTS OF FOODMAKER FOR THE FISCAL YEAR ENDED OCTOBER 1, 1995 WERE PREVIOUSLY FILED AS PART OF FOODMAKER'S ANNUAL REPORT ON
  FORM 10-K FOR THE FISCAL YEAR ENDED OCTOBER 1, 1995 (THE "1995 FORM 10-K"). THE SOLE PURPOSE OF THIS AMENDMENT TO FOODMAKER'S ANNUAL REPORT ON FORM 10-K IS THE INCLUSION OF FAMILY RESTAURANTS, INC. FINANCIAL STATEMENTS FOR ITS FISCAL YEAR ENDED DECEMBER 31, 1995.

ITEM 14(a)(1)  Financial Statements

               (i) Foodmaker Financial Statements.  See the index to
                   consolidated financial statements on page F-1 of the 1995 Form 10-K.

              (ii) Family Restaurants, Inc. Financial Statements.  See the
                   index to consolidated financial statements on page F-1 of this amended 1995 Form 10-K/A.

ITEM 14(a)(2)  Financial Statement Schedules.  Not applicable.
                                    -2-

ITEM 14(a)(3)  Exhibits.

Number      Description
- ------      -----------
3.1         Restated Certificate of Incorporation(4)
3.2         Restated Bylaws(4)
4.1         Warrant Agreement dated as of December 8, 1988, by and among PDV
            Holding, Inc., Foodmaker, Inc., Fulcrum III Limited Partnership and
            State Street Bank and Trust Company(2)
4.2         Indenture for the 9 1/4% Senior Notes due 1999(6)
4.3         Indenture for the 9 3/4% Senior Subordinated Notes due 2002(6)
            (Instruments with respect to the registrant's long-term debt not in excess of 10% of the total assets of the registrant and its subsidiaries on a consolidated basis have been omitted. The registrant agrees to furnish supplementally a copy of any such instrument to the Commission upon request.)
10.1        Revolving Credit Agreement dated as of July 26, 1994, among
            Foodmaker, Inc. and the Banks and Agents, as defined therein(8)
10.1.1      First Amendment dated as of December 14, 1994 to the Revolving
            Credit Agreement dated as of July 26, 1994 among Foodmaker, Inc.
            and the Banks and Agents, as defined therein(8)
10.1.2      Second Amendment dated as of January 24, 1995 to the Revolving
            Credit Agreement dated as of July 26, 1994 among Foodmaker, Inc.
            and the Banks and Agents, as defined therein(9)
10.1.3      Third Amendment dated as of February 15, 1995 to the Revolving
            Credit Agreement dated as of July 26, 1994 among Foodmaker, Inc.
            and the Banks and Agents, as defined therein(9)
10.1.4      Waiver and Amendment dated as of November 20, 1995 to the Revolving
            Credit Agreement dated as of July 26, 1994 among Foodmaker, Inc.
            and the Banks and Agents, as defined therein(11)
10.2        Purchase Agreements dated as of January 22, 1987 between Foodmaker,
            Inc. and FFCA/IIP 1985 Property Company and FFCA/IIP 1986 Property
            Company(1)
10.3        Land Purchase Agreements dated as of February 18, 1987, by and between Foodmaker, Inc. and FFCA/IPI 1984 Property Company and
            FFCA/IPI 1985 Property Company and Letter Agreement relating thereto(1)
10.4        1992 Employee Stock Incentive Plan(5)
10.5        Capital Accumulation Plan for Executives(3)
10.6        Supplemental Executive Retirement Plan(3)
10.7        Performance Bonus Plan(7)
10.8        Deferred Compensation Plan for Non-Management Directors(10)
10.9        Non-Employee Director Stock Option Plan(10)
10.10       Exchange Agreement dated as of November 20, 1995, by and between
            Foodmaker, Inc. and Apollo FRI Partners, L.P.(11)
21          Subsidiaries(3)
23.1        Consent of KPMG Peat Marwick LLP
23.2        Consent of KPMG Peat Marwick LLP
23.3        Consent of Deloitte & Touche LLP
27          Financial Data Schedule (included only with electronic filing)(11)
- ------------
  (1) Previously filed and incorporated herein by reference from registrant's Registration Statement on Form S-1 (No. 33-10763) filed February 24, 1987.
  (2)  Previously filed and incorporated herein by reference from Amendment
       No. 2 to registrant's Registration Statement on Form S-1 (No. 33-27670) filed June 30, 1989.
  (3) Previously filed and incorporated herein by reference from registrant's Annual Report on Form 10-K for the fiscal year ended September 30, 1990.
  (4)  Previously filed and incorporated herein by reference from Amendment
       No. 1 to registrant's Registration Statement on Form S-1 (No. 33-44198) filed February 3, 1992.
  (5) Previously filed and incorporated herein by reference from registrant's Quarterly Report on Form 10-Q for the quarter ended
       January 19, 1992.
                                    -3-

Number      Description
- ------      -----------
  (6) Previously filed and incorporated herein by reference from registrant's Quarterly Report on Form 10-Q for the quarter ended
       April 12, 1992.
  (7) Previously filed and incorporated herein by reference from registrant's Annual Report on form 10-K for the fiscal year ended September 27, 1992.
  (8) Previously filed and incorporated herein by reference from registrant's Annual Report on Form 10-K for the fiscal year ended October 2, 1994.
  (9) Previously filed and incorporated herein by reference from registrant's Quarterly Report on Form 10-Q for the quarter ended
       January 22, 1995.
 (10) Previously filed and incorporated herein by reference from registrant's Definitive Proxy Statement dated January 17, 1995 for the Annual Meeting of Stockholders on February 17, 1995.
 (11) Previously filed and incorporated herein by reference from registrant's Annual Report on Form 10-K for the fiscal year ended October 1, 1995.

ITEM 14(b) The Company did not file any reports on Form 8-K with the Securities and Exchange Commission during the fourth quarter ended October 1, 1995.

ITEM 14(c) All required exhibits are filed herein or incorporated by reference as described in Item 14(a)(3).

ITEM 14(d) All supplemental schedules are omitted as inapplicable or because the required information is included in the consolidated financial statements or notes thereto.
                                    -4-

                                 SIGNATURE
                                 ---------

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this amended report to be signed on its behalf by the undersigned duly authorized and in the capacities indicated.


                                       FOODMAKER, INC.

                               By: DARWIN J. WEEKS
                                   -------------------------
                                   Darwin J. Weeks
                                   Vice President, Controller
                                   and Chief Accounting Officer
                                   (Duly Authorized Signatory)
Date:  April 5, 1996

       INDEX TO CONSOLIDATED FINANCIAL STATEMENTS AND SCHEDULE

Family Restaurants, Inc. and Subsidiaries Consolidated Financial Statements and Schedule for the year ended December 31, 1995, the eleven months ended December 25, 1994, the one month ended January 26, 1994 and the year ended December 26, 1993.


                                                          Page
                                                          ----
      Independent Auditors' Reports. . . . . . . . . . .  F-2
      Consolidated Balance Sheets as of December 31,
         1995 and December 25, 1994. . . . . . . . . . .  F-4
      Consolidated Statements of Operations. . . . . . .  F-5
      Consolidated Statements of Common Stockholders'
         Deficit . . . . . . . . . . . . . . . . . . . .  F-6
      Consolidated Statements of Cash Flows. . . . . . .  F-7
      Notes to Consolidated Financial Statements . . . .  F-9
      Schedule VIII - Valuation and Qualifying Accounts.  F-30

                          INDEPENDENT AUDITORS' REPORT

Board of Directors
Family Restaurants, Inc.:

         We have audited the accompanying consolidated balance sheets of Family Restaurants, Inc. and its subsidiaries as of December 31, 1995 and December 25, 1994, and the related consolidated statements of operations, common stockholders' deficit and cash flows for the year ended December 31, 1995, the eleven months ended December 25, 1994 (Successor Company) and the one month ended January 26, 1994 (Predecessor Company). In connection with our audits of the consolidated financial statements, we also audited the financial statement schedule as listed in the accompanying index. These consolidated financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on the consolidated financial statements and financial statement schedule based on our audits.

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

         In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Family Restaurants, Inc. and its subsidiaries at December 31, 1995 and December 25, 1994, and the results of their operations and their cash flows for the year ended December 31, 1995, the eleven months ended December 25, 1994 (Successor Company) and the one month ended January 26, 1994 (Predecessor Company) in conformity with generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information shown therein.

         As discussed in Notes 1 and 2 to the consolidated financial statements, the Company commenced a Chapter 11 bankruptcy case on November 23, 1993, which was confirmed by the United States Bankruptcy Court for the District of Delaware on January 7, 1994. Accordingly, the accompanying consolidated financial statements have been prepared in conformity with AICPA Statement of Position 90-7, "Financial Reporting for Entities in Reorganization Under the Bankruptcy Code."


KPMG PEAT MARWICK LLP

Orange County, California
March 15, 1996, except as
  to the second paragraph
  of note 9, which is as
  of March 29, 1996

                          INDEPENDENT AUDITORS' REPORT

Family Restaurants, Inc.:

         We have audited the accompanying consolidated statements of operations, common stockholders' deficit and cash flows of Family Restaurants, Inc. and its subsidiaries for the year ended December 26, 1993. Our audit also included the financial statement schedule listed in the Index at Item 14. The consolidated financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on the consolidated financial statements and the financial statement schedule based on our audit.

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

         In our opinion, such consolidated financial statements present fairly, in all material respects, the results of operations and cash flows of Family Restaurants, Inc. and its subsidiaries for the year ended December 26, 1993 in conformity with generally accepted accounting principles. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information shown therein.

         As discussed in Notes 1 and 2, the Company commenced a Chapter 11 bankruptcy case on November 23, 1993, which was confirmed by the United States Bankruptcy Court for the District of Delaware on January 7, 1994. Accordingly, the accompanying consolidated financial statements have been prepared in conformity with AICPA Statement of Position 90-7, "Financial Reporting for Entities in Reorganization Under the Bankruptcy Code."


DELOITTE & TOUCHE LLP


Costa Mesa, California
March 22, 1994

                            FAMILY RESTAURANTS, INC.

                           CONSOLIDATED BALANCE SHEETS
                       (in thousands except share amounts)


                                                          Successor Company
                                                     ---------------------------
                                                     December 31,   December 25,
                                                         1995           1994
                                                     ------------   ------------
                   ASSETS
                   ------
Current assets:
  Cash and cash equivalents                           $   8,370      $   8,239
  Restricted cash                                             0          1,850
  Receivables                                             8,172         11,831
  Inventories                                             5,645         12,916
  Other current assets                                    4,813          8,179
  Property held for sale                                240,077              0
                                                      ---------      ---------
    Total current assets                                267,077         43,015

Property and equipment, net                             207,223        445,354
Reorganization value in excess of amounts
  allocable to identifiable assets, net                  39,332        197,581
Other assets                                             37,638         48,648
                                                      ---------      ---------
                                                      $ 551,270      $ 734,598
                                                      =========      =========

    LIABILITIES AND STOCKHOLDERS' DEFICIT
    -------------------------------------

Current liabilities:
  Loan payable to banks                               $  79,815      $       0
  Current portion of long-term debt, including
    capitalized lease obligations                         3,046          6,754
  Accounts payable                                       22,400         41,999
  Self-insurance reserves                                35,488         50,692
  Other accrued liabilities                              78,319         96,426
  Income taxes payable                                    2,895          2,625
                                                      ---------      ---------
    Total current liabilities                           221,963        198,496

Other long-term liabilities                               5,680          6,866
Long-term debt, including capitalized lease
  obligations, less current portion                     455,203        536,495

Stockholders' deficit:
  Common stock - authorized 1,500,000 shares,
    par value $.01, 997,277 shares issued                    10             10
  Additional paid-in capital                            158,251        159,554
  Notes receivable from stockholders                       (869)        (2,947)
  Accumulated deficit                                  (287,585)      (163,876)
  Less treasury stock, at cost (8,950 shares)            (1,383)             0
                                                      ---------      ---------
    Total stockholders' deficit                        (131,576)        (7,259)
                                                      ---------      ---------
                                                      $ 551,270      $ 734,598
                                                      =========      =========



          See accompanying notes to consolidated financial statements.

                            FAMILY RESTAURANTS, INC.

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                         (in thousands, except per share
                             and shares outstanding)


                                                  Successor Company          Predecessor Company
                                             --------------------------   -------------------------
                                             For the Year  Eleven Months   One Month   For the Year
                                                Ended         Ended          Ended        Ended
                                             December 31,  December 25,   January 26,  December 26,
                                                1995          1994           1994         1993
                                             ------------  ------------   -----------  ------------
Sales                                        $1,134,359    $1,048,674      $ 64,741     $884,910
                                             ----------    ----------      --------     --------

Product cost                                    322,194       293,413        19,184      259,512
Payroll and related costs                       419,185       377,569        24,780      331,747
Occupancy and other operating expenses          275,164       243,147        13,712      197,797
Depreciation and amortization                    57,836        48,646         2,800       32,224
General and administrative expenses              56,245        49,059         4,071       44,164
Interest expense, net                            65,277        51,419         4,097       50,276
Loss (gain) on disposition of
  properties, net                                12,067         5,685           (12)       4,916
Provision for divestitures and write-down
  of long-lived assets                           44,500       144,780             0       10,400
Restructuring costs                               4,392             0             0            0
Debt restructuring costs                              0             0             0        4,239
                                             ----------    ----------      --------     --------

  Total costs and expenses                    1,256,860     1,213,718        68,632      935,275
                                             ----------    ----------      --------     --------

Loss before reorganization items,
  income tax provision and
  extraordinary item                           (122,501)     (165,044)       (3,891)     (50,365)
                                             ----------    ----------      --------     --------

Reorganization items:
  Professional fees                                   0             0        (4,250)           0
  Payment to Grace                                    0             0       (15,000)           0
  Other                                               0             0        (3,029)      (1,091)
  Fresh start adjustment                              0             0       501,706            0
                                             ----------    ----------      --------     --------
    Total reorganization items                        0             0       479,427       (1,091)
                                             ----------    ----------      --------     --------

Income (loss) before income tax provision
  and extraordinary item                       (122,501)     (165,044)      475,536      (51,456)

Income tax provision                              1,208         1,773            55          658
                                             ----------    ----------      --------     --------

Income (loss) before extraordinary item        (123,709)     (166,817)      475,481      (52,114)

Extraordinary gain on extinguishment
  of debt                                             0         2,941        72,561            0
                                             ----------    ----------      --------     --------

Net income (loss)                              (123,709)     (163,876)      548,042      (52,114)

Preferred dividends                                   0             0        (1,698)     (20,232)
                                             ----------    ----------      --------     --------

Net income (loss) attributable to
  common shares                              $ (123,709)   $ (163,876)     $546,344     $(72,346)
                                             ==========    ==========      ========     ========

Net loss per common share:

  Loss before extraordinary item             $  (124.75)   $  (168.55)
  Extraordinary item                               0.00          2.97
                                             ----------    ----------
  Net loss attributable to common shares     $  (124.75)   $  (165.58)
                                             ==========    ==========

Weighted average common shares outstanding      991,650       989,683
                                             ==========    ==========


 Net loss per common share for the Predecessor Company is not meaningful due to debt discharge, the issuance of new common stock and fresh start reporting.

          See accompanying notes to consolidated financial statements.

                            FAMILY RESTAURANTS, INC.

            CONSOLIDATED STATEMENTS OF COMMON STOCKHOLDERS' DEFICIT

           FOR THE THREE YEARS IN THE PERIOD ENDED DECEMBER 31, 1995
                                 (in thousands)


                                                                            Notes
                                   Class A  Class D          Additional  Receivable                Treasury
                                   Common   Common   Common   Paid-in    from Stock-  Accumulated   Stock,
                                   Stock    Stock    Stock    Capital      holders      Deficit    at Cost     Total
                                   -----    -----    -----    -------      -------      -------    -------     -----
Balance at December 28, 1992        $ 2      $ 2      $ 0    $ 23,303     $     0     $(342,720)   $   (57)  $(319,470)
  Net loss                            0        0        0           0           0       (52,114)         0     (52,114)
  Stock dividends on preferred
    stock                             0        0        0           0           0       (20,232)         0     (20,232)
  Conversion of Class A Common
    Stock to Class D Common Stock    (2)       2        0           0           0             0          0           0
  Exercise of warrants                0        0        0         102           0             0          0         102
  Exercise of stock options           0        0        0          76           0             0          0          76
                                    ---      ---      ---    --------     -------     ---------    -------   ---------

Balance at December 26, 1993          0        4        0      23,481           0      (415,066)       (57)   (391,638)
  Net income - one month ended
    January 26, 1994                  0        0        0           0           0       548,042          0     548,042

  Fresh start adjustments:
    Cancellation of former
      equity                          0       (4)       0     (23,481)          0      (132,976)        57    (156,404)
    Issuance of new equity            0        0       10     159,554      (2,947)            0          0     156,617

  Net loss - eleven months ended
    December 25, 1994                 0        0        0           0           0      (163,876)         0    (163,876)
                                    ---      ---      ---    --------     -------     ---------    -------   ---------

Balance at December 25, 1994          0        0       10     159,554      (2,947)     (163,876)         0      (7,259)
  Net loss                            0        0        0           0           0      (123,709)         0    (123,709)
  Payments and cancellation
    of notes receivable from
    stockholders                      0        0        0      (1,303)      2,078             0          0         775
  Purchase of treasury stock          0        0        0           0           0             0     (1,383)     (1,383)
                                    ---      ---      ---    --------     -------     ---------    -------   ---------

Balance at December 31, 1995        $ 0      $ 0      $10    $158,251     $  (869)    $(287,585)   $(1,383)  $(131,576)
                                    ===      ===      ===    ========     =======     =========    =======   =========



          See accompanying notes to consolidated financial statements.

                            FAMILY RESTAURANTS, INC.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)


                                                             Successor Company          Predecessor Company
                                                        ---------------------------  -------------------------
                                                          For the     Eleven Months   One Month     For the
                                                         Year Ended       Ended         Ended      Year Ended
                                                        December 31,  December 25,   January 26,  December 26,
                                                            1995          1994          1994          1993
                                                        ------------  -------------  -----------  ------------

                               Increase (Decrease) in Cash and Cash Equivalents
Cash flows from operating activities:
  Cash received from customers                          $ 1,133,206   $ 1,049,483    $  65,257    $ 885,248
  Cash received from franchisees and licensees                7,897         7,308           84          847
  Cash paid to suppliers and employees                   (1,084,758)   (1,000,332)     (59,729)    (846,290)
  Interest received                                             266           400          136        1,437
  Interest paid                                             (45,198)      (28,153)        (877)     (10,088)
  Restructuring costs                                        (4,392)            0            0            0
  Debt restructuring costs                                        0             0            0       (2,900)
  Income taxes received (paid)                                 (938)         (926)         157         (925)
  Charges to reserve for divestitures                             0        (9,434)      (1,001)        (886)
                                                        -----------   -----------    ---------    ---------
    Net cash provided by operating activities
      before reorganization items                             6,083        18,346        4,027       26,443

  Reorganization items:
    Professional fees                                             0             0       (4,250)           0
    Payment to Grace                                              0             0      (15,000)           0
    Other                                                         0             0       (3,029)      (1,091)
                                                        -----------   -----------    ---------    ---------
      Total reorganization items                                  0             0      (22,279)      (1,091)
                                                        -----------   -----------    ---------    ---------

    Net cash provided by (used in) operating
      activities                                              6,083        18,346      (18,252)      25,352
                                                        -----------   -----------    ---------    ---------

Cash flows from investing activities:
  Proceeds from disposal of property and equipment           20,425         6,524        1,588       18,135
  Acquisition of Chi-Chi's                                        0         2,478     (194,889)           0
  Capital expenditures                                      (38,022)      (65,618)        (779)     (20,064)
  Capitalized opening and conversion costs                   (2,155)       (2,166)         (21)      (5,052)
  Other                                                         137        (5,385)       1,491       (3,736)
                                                        -----------   -----------    ---------    ---------

    Net cash used in investing activities                   (19,615)      (64,167)    (192,610)     (10,717)
                                                        -----------   -----------    ---------    ---------

Cash flows from financing activities:
  Proceeds from sale of treasury bonds                            0             0            0        3,412
  Proceeds from issuance of Notes                                 0             0      409,046            0
  Proceeds from working capital borrowings, net              20,215        59,600            0            0
  Payment of notes payable to Marriott, net                       0       (21,828)     (10,969)           0
  Proceeds (payment) of loan payable to Grace                     0             0       (2,900)       2,900
  Payment of debt issuance costs                                  0             0      (22,973)           0
  Reductions of long-term debt, including
    capitalized lease obligations                            (7,794)       (7,842)        (447)      (9,843)
  Cash settlement of liabilities subject to
    settlement under reorganization proceedings                   0             0     (279,055)           0
  Decrease (increase) in restricted cash and
    collateral deposit                                        1,850            17       38,688      (16,486)
  Proceeds from issuance of common stock, net                     0         1,911       92,364            0
  Proceeds from exercise of warrants                              0             0            0          102
  Proceeds from exercise of stock options                         0             0            0           76
  Purchase of treasury stock                                 (1,383)            0            0            0
  Payments of notes receivable from stockholders                775             0            0            0
                                                        -----------   -----------    ---------    ---------

    Net cash provided by (used in) financing
      activities                                             13,663        31,858      223,754      (19,839)
                                                        -----------   -----------    ---------    ---------

Net increase (decrease) in cash and cash
  equivalents                                                   131       (13,963)      12,892       (5,204)
Cash and cash equivalents at beginning of period              8,239        22,202        9,310       14,514
                                                        -----------   -----------    ---------    ---------

Cash and cash equivalents at end of period              $     8,370   $     8,239    $  22,202    $   9,310
                                                        ===========   ===========    =========    =========

                            FAMILY RESTAURANTS, INC.

                                 (in thousands)

                                                                           Successor Company            Predecessor Company
                                                                      ----------------------------   --------------------------
                                                                        For the      Eleven Months    One Month      For the
                                                                       Year Ended        Ended          Ended       Year Ended
                                                                      December 31,   December 25,    January 26,   December 26,
                                                                          1995           1994           1994           1993
                                                                      ------------   -------------   -----------   ------------
                       Reconciliation of Net Income (Loss) to Net Cash Provided by Operating Activities
Net income (loss)                                                      $(123,709)     $(163,876)     $ 548,042      $(52,114)
                                                                       ---------      ---------      ---------      --------
Adjustments to reconcile net income (loss) to
  net cash provided by operating activities net
  of effects of Chi-Chi's acquisition in 1994:
    Depreciation and amortization                                         57,836         48,646          2,800        32,224
    Amortization of debt issuance costs                                    6,726          3,006            215         2,531
    Loss (gain) on disposition of properties                              12,067          5,685            (12)        4,916
    Charges to reserve for divestitures                                        0         (9,434)        (1,001)         (886)
    Provision for divestitures and write-down
      of long-lived assets                                                44,500        144,780              0        10,400
    Fresh start adjustment                                                     0              0       (501,706)            0
    Extraordinary gain on extinguishment of debt                               0         (2,941)       (72,561)            0
    Accretion of interest on Discount Notes                               13,454         11,362              0             0
    Accrued interest on liabilities settled under
      bankruptcy proceedings                                                   0              0          3,113             0
    (Increase) decrease in receivables                                       708            697             54        (3,757)
    (Increase) decrease in inventories                                     1,976           (552)           394         5,209
    (Increase) decrease in other current assets                           (3,382)          (566)           358        (2,331)
    Increase (decrease) in accounts payable                                1,403        (14,611)         1,096        (3,925)
    Increase (decrease) in self-insurance reserves                         1,664          1,526           (386)       (5,235)
    Increase (decrease) in other accrued liabilities                      (7,430)        (6,223)         1,130        38,587
    Increase (decrease) in income taxes payable                              270            847            212          (267)
                                                                       ---------      ---------      ---------      --------
      Total adjustments                                                  129,792        182,222       (566,294)       77,466
                                                                       ---------      ---------      ---------      --------
Net cash provided by (used in) operating
  activities                                                           $   6,083      $  18,346      $ (18,252)     $ 25,352
                                                                       =========      =========      =========      ========

Supplemental schedule of investing activities:

The components of acquisition of Chi-Chi's in 1994 are as follows:

         Current assets                                                $  (7,730)
         Property and equipment                                         (153,731)
         Goodwill                                                       (149,376)
         Other assets                                                    (13,908)
         Current liabilities                                              59,324
         Other long-term liabilities                                       5,975
         Long-term debt assumed                                            4,694
         Issuance of common stock                                         62,341
                                                                       ---------

                                                                       $(192,411)
                                                                       =========


Supplemental schedule of noncash investing and financing activities:

Common stockholders' deficit was increased by $20,232,000 in 1993 for stock dividends on preferred stock.

Disclosure of accounting policy:

The Company considers all highly liquid debt instruments purchased with a maturity of three months or less to be cash equivalents.




          See accompanying notes to consolidated financial statements.

                            FAMILY RESTAURANTS, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

        FOR EACH OF THE THREE YEARS IN THE PERIOD ENDED DECEMBER 31, 1995

NOTE 1 - ORGANIZATION AND BASIS OF PRESENTATION:

         Family Restaurants, Inc. (formerly known as The Restaurant Enterprises Group, Inc.), incorporated in Delaware in 1986, is primarily engaged in the operation of full-service restaurants throughout the United States through its subsidiaries. At December 31, 1995, the Company operated 670 restaurants located in 33 states, with 53% of its restaurants located in California. Additionally, as of December 31, 1995, the Company was the licensor of 255 full-service restaurants in Japan and South Korea, the franchisor of six family restaurants and three Mexican restaurants in the United States and the franchisor of 18 Mexican restaurants outside the United States. As used in these consolidated financial statements, the term "Company" refers to Family Restaurants, Inc. together with its subsidiaries.

         Reference to the "Predecessor Company" refers to The Restaurant Enterprises Group, Inc. and its consolidated subsidiaries (not including Chi-Chi's) with respect to information relating to periods prior to January 27, 1994 included herein, and reference to the "Successor Company" refers to Family Restaurants, Inc. and its consolidated subsidiaries, giving effect to the Acquisition (as defined below), with respect to information about events occurring upon completion of or after the Acquisition.

         The consolidated financial statements of the Predecessor Company were prepared on a going concern basis, which contemplated continuity of operations, realization of assets and liquidation of liabilities in the ordinary course of business. While the Chapter 11 cases described below were in process, the Company continued in possession of its properties and operated and managed its business as a debtor-in-possession pursuant to the United States Bankruptcy Code. The Company applied the provisions of the American Institute of Certified Public Accountants Statement of Position 90-7, "Financial Reporting by Entities in Reorganization Under the Bankruptcy Code" ("SOP 90-7"), in the December 26, 1993 consolidated financial statements. On January 7, 1994, the Plan (as defined below) was confirmed by the bankruptcy court (see Note 2).

         The accumulated deficit of the Predecessor Company was eliminated as required by fresh start reporting; additionally, the statement of operations for the one month ended January 26, 1994 reflects the effects of the forgiveness of debt resulting from confirmation of the Plan and the effects of adjustments to restate assets and liabilities to reflect the reorganization value of the Successor Company. As such, the consolidated balance sheets of the Company as of December 31, 1995 and December 25, 1994 and the accompanying consolidated statements of operations for the year ended December 31, 1995 and the eleven months ended December 25, 1994 represent that of the Successor Company which, in effect, is a new entity with assets, liabilities and a capital structure having carrying values not comparable with prior periods. The accompanying consolidated statements of operations for the one month ended January 26, 1994 and the year ended December 26, 1993 represent that of the Predecessor Company.


NOTE 2 - THE ACQUISITION:

         On January 27, 1994 (the "Closing Date"), Apollo FRI Partners, L.P. ("Apollo"), Green Equity Investors, L.P. ("GEI") and Foodmaker, Inc. ("Foodmaker") acquired approximately 98% of the outstanding common stock, par value $.01 per share (the "Common Stock") of the Company (the "Acquisition"). The Acquisition involved the following components and related transactions, all of which (unless otherwise noted) were consummated on the Closing Date:

         New Equity Investment. Apollo, GEI, Foodmaker and certain officers of the Company made a $154.7 million new equity investment (the "New Equity Investment") in the Company pursuant to the acquisition agreement, dated as of October 15, 1993, among the Company, Apollo, GEI, Foodmaker and Chi-Chi's (as amended, the "Acquisition Agreement") and the Employee Stock Purchase (as defined below). Apollo purchased 40.0% of the Common Stock outstanding immediately following the Closing Date for $62.3 million in cash, and GEI purchased 18.4% of the Common Stock outstanding immediately following the Closing Date for $28.8 million in cash. Foodmaker acquired 40.0% of the Common Stock immediately following the Closing Date, with a value of $62.3 million in the Chi-Chi's Merger (as defined below).

         Chi-Chi's Merger. The Company acquired Chi-Chi's, a wholly-owned subsidiary of Foodmaker and the operator, directly or indirectly through its subsidiaries, or franchisor of 235 full-service Mexican restaurants, the largest chain of such restaurants in the United States based upon both number of restaurants and annual revenues. This acquisition was accounted for under the purchase method. The Chi-Chi's acquisition occurred through a merger of a newly-formed subsidiary of the Company with Chi-Chi's (the "Chi-Chi's Merger"). Pursuant to the Acquisition Agreement, Foodmaker received (i) $205.0 million in cash, less the principal amount of capital leases and the face amount of certain indebtedness of Chi-Chi's existing or assumed by the Company in connection with the Chi-Chi's Merger, (ii) 389,634 shares of Common Stock and (iii) a warrant to purchase, at an aggregate exercise price of $26.7 million, 10% of the Common Stock outstanding assuming the full exercise thereof (the "Warrant"). The Foodmaker Warrant expires on February 1, 1999. Pro forma financial statements for the Chi-Chi's Merger have not been presented as such merger was a component of the Acquisition, and pro forma financial statements reflecting only this component of the Acquisition would not be meaningful.

         Credit Facility. The Company, FRI-M Corporation (formerly known as REG-M Corp.), a wholly-owned subsidiary of the Company ("FRI-M"), and certain subsidiaries of FRI-M (the "Subsidiary Guarantors") entered into a $150.0 million five-year fully revolving credit facility (the "Credit Facility") with a $100.0 million sub-limit for standby letters of credit to be used for general corporate purposes, including working capital and capital expenditures. Borrowings under the Credit Facility are made by FRI-M. Such borrowings are guaranteed by the Company and the Subsidiary Guarantors and are secured by substantially all of the assets of such subsidiaries and by a pledge of the stock of FRI-M and the Subsidiary Guarantors (see Note 9 for a discussion of certain limitations to the total commitment available under the Credit Facility).

         Prepackaged Plan. The Company and REG-M Corp. commenced Chapter 11 cases on November 23, 1993, and a prepackaged joint plan of reorganization (the "Plan") was confirmed by the United States Bankruptcy Court for the District of Delaware on January 7, 1994. On the Closing Date, substantially all of the Company's old debt and equity securities were cancelled and extinguished through consummation of the Plan and holders thereof received cash distributions as follows. For each $1,000 principal amount of 12 1/4% Senior Subordinated Notes due 1996 (the "Old Senior Subordinated Notes"), holders received $939.26 in cash plus an additional cash amount equal to interest accrued on $939.26 from May 19, 1993 to the Closing Date at a rate equal to 10.05% per annum (the weighted average of the yields to maturity of the Notes at the time they were issued) (the "Accrual Rate"). For each $1,000 principal amount of 12 3/4% Subordinated Notes due 1998 (the "Old Subordinated Notes" and, together with the Old Senior Subordinated Notes, the "Old Notes"), holders received $646.18 in cash plus an additional cash amount equal to interest accrued on $646.18 from May 19, 1993 to the Closing Date at the Accrual Rate. For each share of 12% Cumulative Exchangeable Preferred Stock (the "Preferred Stock"), holders received $17.88 in cash and for each share of Class D Common Stock (the "Old Common Stock"), holders received $.50 in cash.

         Employee Stock Purchase and Management Incentive Plan. In connection with the Acquisition, the Company adopted a new management incentive plan pursuant to which certain officers and employees of the Company were granted the right to purchase up to 40,900 shares of Common Stock (constituting up to 4.1% of the Common Stock outstanding immediately following such purchases) at $160 per share (the "Employee Stock Purchase"), the same per share price paid by Apollo and GEI in the New Equity Investment. The Employee Stock Purchase was consummated on the Closing Date with respect to certain officers (15,625 shares of Common Stock) and on May 19, 1994 and July 31, 1994 with respect to the other participants (22,552 shares of Common Stock). No more than fifty percent of the purchase price was authorized to be financed through interest-bearing recourse notes payable to the Company. These notes are due on May 31, 1999, if not paid earlier by deductions from incentive compensation, and bear interest at 7%. Interest is payable every six months, in cash or additional notes. The Company has repurchased 8,992 shares of Common Stock due to employee terminations, leaving 29,185 shares currently owned by management stockholders and terminated employees. The individuals who purchased Common Stock were also granted options to purchase 20,822 shares of Common Stock in the future at an exercise price initially set at $160 per share. The Company also granted options to purchase approximately 30,000 shares of Common Stock to approximately 800 other employees.

         Investment Agreement. W. R. Grace & Co.-Conn. ("Grace"), Western Family Restaurants, Inc., an affiliate of Grace which owned 74.6% of the Old Common Stock, and the Company entered into an agreement as amended (the "Investment Agreement"), with Apollo REG, Co., GEI REG, Co. and FMI REG, Co. and Foodmaker. Under the Investment Agreement, among other things, the Company paid Grace $15.0 million on the Closing Date in consideration of Grace's undertaking to obtain written confirmation that although Grace would no longer hold an equity interest in the Company, the Company would continue to receive royalties under a license agreement through February 4, 2010. Grace also agreed to indemnify the Company against certain tax liabilities and with respect to certain previously divested leases.


NOTE 3 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

Fiscal year

         The Company reports results of operations based on 52 or 53 week periods ending on the last Sunday in December. The fiscal year ended December 31, 1995 included 53 weeks, the fiscal year ended December 25, 1994 included 52 weeks, and the fiscal year ended December 26, 1993 included 52 weeks, less one day.

Principles of consolidation

         The consolidated financial statements include the accounts of the Company and all its subsidiaries. All significant intercompany balances and transactions have been eliminated.

Estimations

         The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

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

Property held for sale

         Property held for sale is carried at its estimated fair value, less estimated selling costs.

Advertising

         Production costs of commercials and programming are charged to operations when aired. The costs of other advertising, promotion and marketing programs are charged to operations in the year incurred.

Franchise and license fees

         Initial franchise and license fees are recognized when all material services have been performed and conditions have been satisfied. Initial fees for the periods presented are insignificant. Monthly fees are accrued as earned based on the respective monthly sales. Such fees totalled $6,036,000 for 1995, $6,006,000 for the eleven months ended December 25, 1994 (including Chi-Chi's fees subsequent to the Acquisition), $546,000 for the one month ended January 26, 1994 and $4,907,000 for 1993 and are included as an offset to general and administrative expenses.

         The Company hedged its foreign currency royalties through forward exchange contracts. These contracts reduced the exposure to currency movements affecting the royalty receivable. Each contract's duration typically ended when the receivable was expected to be paid. The future value of each contract and the related currency position were subject to off-setting market risk. On December 4, 1995, these contracts were terminated, resulting in a realized gain of $2,405,000, which is included as a reduction to general and administrative expenses in the consolidated financial statements.

Reorganization value and goodwill

         Reorganization value in excess of amounts allocable to identifiable assets is amortized using the straight-line method over 30 years. Goodwill related to the Chi-Chi's Merger was amortized using the straight-line method over 30 years through the fourth quarter of 1994 when the Company wrote off its remaining goodwill balance (see Note 7). Accumulated amortization of reorganization value amounted to $13,018,000 at December 31, 1995 and $6,273,000 at December 25, 1994. During 1995, the Company determined that an impairment of the portion of this asset related to its traditional dinnerhouse restaurants had occurred and wrote off $2,049,000.

Impairment of long-lived assets

         The Company evaluates property and equipment for impairment by comparison of the carrying value of the assets to estimated undiscounted cash flows expected to be generated by the asset over its estimated useful life. Other long-lived assets (i.e., reorganization value and franchise operating rights) are evaluated by comparison of their carrying value to the discounted cash flows expected to be generated. In addition, the Company's evaluation considers non-fictional data such as continuity of personnel, changes in the operating environment, name identification, competitive information and market trends. Finally, the evaluation considers changes in management's strategic direction or market emphasis. When the foregoing considerations suggest that a deterioration of the financial condition of the Company or any of its restaurants has occurred, the Company measures the amount of an impairment, if any, based on the estimated fair value of each of its restaurants over the remaining amortization period.

         During the third quarter of 1995, the Company closed seven Chi-Chi's restaurants and identified additional restaurants to be sold or having impaired asset value. Approximately 32 marginally profitable or unprofitable restaurants are currently being offered for sale. In conjunction with this divestment program, the Company analyzed the carrying value of the Chi-Chi's long-lived assets to determine if any impairment had occurred. In connection with this analysis, the Company recorded a charge for divestitures and writedowns of long-lived assets of $41.9 million.

         The Company believes that there has been no other impairment of its long-lived assets, other than reorganization value associated with its traditional dinnerhouse restaurants, as of December 31, 1995.

Income taxes

         The Company accounts for income taxes using the standards specified in Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes" (see Note 12).

Loss per common share

         Loss per common share for the Successor Company is computed based on the weighted average number of shares actually outstanding. The impact of the Warrant and outstanding options have not been included since the impact would be antidilutive.

Reclassifications

         Certain amounts as previously reported have been reclassified to conform to the 1995 presentation.


NOTE 4 - RECEIVABLES:

         A summary of receivables follows:

                                                           1995           1994
                                                          ------         -------
                                                              (in thousands)
Trade, principally credit
  cards                                                   $2,760         $ 3,184
License and franchise fees
  and related receivables                                  3,184           5,113
Receivable from Marriott
  Distribution Services                                        0             661
Insurance recovery receivables                                 0             323
Notes receivable                                           1,016             428
Other                                                      1,212           2,122
                                                          ------         -------
                                                          $8,172         $11,831
                                                          ======         =======


NOTE 5 - PROPERTY HELD FOR SALE:

         On March 1, 1996, the Company entered into a definitive agreement (the "Sale Agreement") to sell the Family Restaurant Division to an indirect wholly-owned subsidiary of Flagstar Companies, Inc. ("Flagstar") in a transaction with an enterprise value of approximately $306.5 million. Consummation of the sale is subject to customary terms and conditions. At December 31, 1995, the Family Restaurant Division operated 349 restaurants in ten states and was the licensor of 251 full-service restaurants in Japan and South Korea and the franchisor of six restaurants in the United States. Under the terms of the Sale Agreement, the Company will receive, subject to certain post-closing adjustments based on a closing balance sheet, cash of $125 million and $150 million principal amount of 12-1/2% Senior Notes due in 2004 (the "Flagstar Notes"), and Flagstar will assume $31.5 million of long-term debt, primarily capitalized lease obligations. The Company expects the sale to be finalized in the second quarter of 1996 and to record a pretax gain in 1996 as a result of this transaction. Cash proceeds from the sale will be used to repay indebtedness outstanding under the Credit Facility and for general corporate purposes, which may include future interest payments on the Senior Notes (as defined below). In addition, Flagstar is required to (i) file a registration statement with the Securities and Exchange Commission with respect to the resale of the Flagstar Notes within 45 days after the date of original issuance of the Flagstar Notes and (ii) use its best efforts to cause such registration statement to become effective within 105 days after such issue date (see Note 9).

         During the fourth quarter of 1995, the Company determined that its traditional dinnerhouse restaurants would be held for sale. The net assets of these restaurants were written down to their estimated fair value (based in part on a previously received offer in late 1995), less estimated selling costs, of $12,908,000, resulting in a loss of $3,565,000 (including the write-off of reorganization value of $2,049,000 associated with these restaurants, which is included in loss (gain) on disposition of properties in the accompanying consolidated statement of operations). Management is marketing these restaurants as both a combined group and individually; however, it believes the most likely disposition will be on an individual basis or through lease terminations. Further, as a result of this divestment, approximately 1,350 employees will be terminated and estimated severance benefits (as well as lease termination costs) of $1,354,000 have been accrued. Management has identified the specific employees involved in the termination plan and has communicated the benefit arrangements. The disposition of these restaurants is expected to be completed by December 1996.

         As a result of these transactions, the assets and liabilities of the Family Restaurant Division and the traditional dinnerhouse restaurants have been classified as property held for sale in the accompanying consolidated balance sheet. The components of property held for sale are as follows (in thousands):

                Current assets                          $  9,716
                Property and equipment, net              166,187
                Reorganization value, net                149,315
                Other assets                               9,405
                Current liabilities                      (67,842)
                Long-term debt                           (26,704)
                                                        --------
                                                        $240,077
                                                        ========

         The following unaudited pro forma condensed consolidated statement of operations for the year ended December 31, 1995 presents pro forma operating results for the Company as if the sale of the Family Restaurant Division and related transactions had occurred as of the beginning of fiscal year 1995. The following unaudited pro forma condensed consolidated balance sheet presents the pro forma financial condition of the Company as if the sale of the Family Restaurant Division had occurred on December 31, 1995. The unaudited pro forma condensed consolidated balance sheet and statement of operations were prepared assuming the following events had occurred in connection with the sale of the Family Restaurant Division:

         (i) the consummation of the sale of the Family Restaurant Division and related transactions and

         (ii) the repayment of existing loans payable under the Credit Facility and related transactions.

         The pro forma unaudited adjustments represent the Company's preliminary determination of the necessary adjustments and are based upon certain assumptions the Company considers reasonable under the circumstances. Final amounts will differ from those set forth below. The unaudited pro forma financial information presented herein does not purport to represent what the Company's results of operations or financial position would have been had such events occurred at the beginning of fiscal year 1995, or at the date indicated or to project the Company's results of operations in any future period.

         If the sale of the Family Restaurant Division had occurred as of the beginning of 1995, the results of operations would have been as follows for the year ended December 31, 1995 (in thousands except per share):


                                         Family             Unaudited
                                      Restaurants,    -----------------------
                                      Inc. for the          Pro forma
                                       year ended     -----------------------
                                      Dec. 31, 1995   Adjustments    Combined
                                      -------------   -----------   ---------
Sales                                  $1,134,359      $(502,485)   $ 631,874
                                       ----------      ---------    ---------

Product cost                              322,194       (143,534)     178,660
Payroll and related costs                 419,185       (181,403)     237,782
Occupancy and other operating
  expenses                                275,164        (95,882)     179,282
Depreciation and amortization              57,836        (27,906)      29,930
General and administrative
  expenses                                 56,245        (20,201)      36,044
Interest expense, net                      65,277        (29,949)      35,328
Loss (gain) on disposition on
  properties, net                          12,067        (44,706)     (32,639)
Provision for divestitures and
  write-down of long-lived assets          44,500              0       44,500
Restructuring costs                         4,392              0        4,392
                                       ----------      ---------    ---------
  Total costs and expenses              1,256,860       (543,581)     713,279
                                       ----------      ---------    ---------

Loss before income tax
  provision                              (122,501)        41,096      (81,405)

Income tax provision                        1,208           (493)         715
                                       ----------      ---------    ---------
Net loss                               $ (123,709)     $  41,589    $ (82,120)
                                       ==========      =========    =========


Net loss per common share              $  (124.75)                  $  (82.81)
                                       ==========                   =========

Weighted average common shares
  outstanding                             991,650                     991,650
                                          =======                     =======


         These unaudited pro forma adjustments include the effect of (i) the elimination of the operating results of the Family Restaurant Division for the year ended December 31, 1995, including certain allocated corporate general and administrative expenses which are allocated to each of the Company's divisions based on sales ($11,418,000 for the Family Restaurant Division); (ii) the elimination of interest expense related to the Credit Facility of $7,887,000 and the inclusion of interest income related to the Flagstar Notes of $18,750,000; (iii) the gain on the sale of the Family Restaurant Division of $42,831,000; and (iv) the decrease in state, local and foreign income tax expense of $493,000 resulting from the sale of the Family Restaurant Division (the Company incurs no Federal income taxes due to its operating losses).

         If the sale of the Family Restaurant Division had occurred as of December 31, 1995, the Company's Unaudited Pro Forma Condensed Consolidated Balance Sheet would appear as follows (in thousands):



                                                                       Unaudited
                                                     Family     -----------------------
                                                  Restaurants,         Pro forma
                                                    Inc. at     -----------------------
                                                 Dec. 31, 1995  Adjustments    Combined
                                                 -------------  -----------    --------
Assets:
Current assets:
  Cash and cash equivalents                       $   8,370     $  39,899      $ 48,269
  Property held for sale                            240,077      (227,169)       12,908
  Other current assets                               18,630             0        18,630
                                                  ---------     ---------      --------
    Total current assets                            267,077      (187,270)       79,807

Flagstar notes                                            0       150,000       150,000
Other long-term assets                              246,555             0       246,555
Other assets                                         37,638          (739)       36,899
                                                  ---------     ---------      --------
                                                  $ 551,270     $ (38,009)     $513,261
                                                  =========     =========      ========


Liabiities and stockholders' deficit:
Current liabilities:
  Loan payable to banks                           $  79,815     $ (79,815)     $      0
  Other accrued liabilities                          78,319          (286)       78,033
  Other current liabilities                          63,829             0        63,829
                                                  ---------     ---------      --------
    Total current liabilities                       221,963       (80,101)      141,862

Long-term liabilities                               460,883             0       460,883

Stockholders' deficit                              (131,576)       42,092       (89,484)
                                                  ---------     ---------      --------

                                                  $ 551,270     $ (38,009)     $513,261
                                                  =========     =========      ========

         These unaudited pro forma adjustments include the effect of (i) the elimination of the Family Restaurant Division property held for sale balance of $227,169,000; (ii) receipt of cash of $125,000,000 (net of estimated transaction costs of $5,000,000) and the Flagstar Notes of $150,000,000, with no assumption for the impact of any post-closing adjustments based on a closing balance sheet; and (iii) the payment of existing loans ($79,815,000) and accrued interest ($286,000) payable under the Credit Facility and the elimination of the remaining balance of capitalized debt issuance costs of $739,000.

NOTE 6 - PROPERTY AND EQUIPMENT:

         A summary of property and equipment follows:

                                               1995              1994
                                            ---------         ---------
                                                   (in thousands)
         Land                               $  24,030         $  55,872
         Buildings and improvements           151,245           293,847
         Furniture, fixtures and
           equipment                           64,253           105,340
         Projects under construction            2,666            23,296
                                            ---------         ---------
                                              242,194           478,355

         Accumulated depreciation
           and amortization                   (34,971)          (33,001)
                                            ---------         ---------
                                            $ 207,223         $ 445,354
                                            =========         =========


         Property under capitalized leases in the amount of $23,800,000 at December 31, 1995 and $64,201,000 at December 25, 1994 is included in buildings and improvements. Accumulated amortization of property under capitalized leases amounted to $5,227,000 at December 31, 1995 and $7,215,000 at December 25, 1994. Capitalized leases primarily relate to the buildings on certain restaurant properties; the land portions of these leases are accounted for as operating leases.

         Depreciation and amortization relating to property and equipment was $45,766,000 for 1995, $33,860,000 for the eleven months ended December 25, 1994, $2,359,000 for the one month ended January 26, 1994 and $28,394,000 for
1993, of which $7,578,000, $7,451,000, $412,000 and $6,213,000, respectively, was related to amortization of property under capitalized leases.

         A majority of the capitalized and operating leases have original terms of 25 years, and substantially all of these leases expire in the year 2006 or later. Most leases have renewal options. The leases generally provide for payment of minimum annual rent, real estate taxes, insurance and maintenance and, in most cases, contingent rent, calculated as a percentage of sales, in excess of minimum rent. The total amount of contingent rent under capitalized leases for the year ended December 31, 1995, the eleven months ended December 25, 1994, the one month ended January 26, 1994 and the year ended December 26, 1993 was $5,491,000, $4,895,000, $305,000 and $5,315,000, respectively. Total rental expense for all operating leases comprised the following:

                                             Eleven
                                             Months         One Month
                                             Ended            Ended
                                            Dec. 25,         Jan. 26,
                             1995             1994             1994             1993
                           --------         --------        ----------        ---------
                                                 (in thousands)
Minimum rent               $ 56,577         $ 50,373         $  2,153         $ 26,315
Contingent rent               3,775            3,636              208            3,339
Less: Sublease rent          (5,815)          (5,685)            (369)          (5,035)
                           --------         --------         --------         --------

                           $ 54,537         $ 48,324         $  1,992         $ 24,619
                           ========         ========         ========         ========


         At December 31, 1995, the present value of capitalized lease payments and the future minimum lease payments on noncancellable operating leases were:

                                        Capitalized       Operating
      Due in                               Leases           Leases
      ------                            -----------       ---------
                                                (in thousands)
      1996                                $ 10,791         $ 50,984
      1997                                  10,467           49,297
      1998                                  10,067           48,450
      1999                                   9,259           46,989
      2000                                   8,207           45,010
      Later years                           27,609          259,769
                                          --------         --------
      Total minimum lease payments          76,400         $500,499
      Interest                             (24,770)        ========
                                          --------
      Present value of minimum
        lease payments                    $ 51,630
                                          ========


         The future lease payments summarized above include commitments for leased properties included in property held for sale and in the Company's divestiture program.

NOTE 7 - GOODWILL WRITE-OFF:

         Chi-Chi's reported significant sales declines in the second half of 1994 which continued into 1995. These sales declines resulted in operating performance for Chi-Chi's which was significantly lower than anticipated at the time of the Acquisition. These operating results caused the Company to reevaluate its business strategy for the Mexican Restaurant Division, particularly Chi-Chi's. Consistent with this strategic reevaluation, the Company revised its forecasts for the future operations of Chi-Chi's which resulted in a significant reduction in projected future cash flows and a lower valuation of the business. The Company determined that its projected results for Chi-Chi's would not support the future amortization of the remaining Chi-Chi's goodwill balance of $144,780,000 at December 25, 1994.

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

NOTE 8 - OTHER ASSETS:

         A summary of other assets follows:

                                         1995           1994
                                        -------        -------
                                            (in thousands)
      Liquor licenses                   $ 6,059        $ 7,079
      Debt issuance costs                13,352         20,078
      Franchise operating rights              0          8,733
      Notes receivable                    8,569          9,882
      Property held for sale              8,753            339
      Other                                 905          2,537
                                        -------        -------
                                        $37,638        $48,648
                                        =======        =======


         Debt issuance costs are amortized over the terms of the respective loan agreements.

         Franchise operating rights at December 25, 1994 are stated at their fair market value as of the date of the Acquisition based on royalty income streams and are amortized over the terms of the franchise agreements. The franchise operating rights at December 31, 1995 have been reclassified as property held for sale.

         Property held for sale represents Chi-Chi's restaurants identified for divestment during the third quarter of 1995 which management believes will be sold over the next two years (see Note 3).

NOTE 9 - LONG-TERM DEBT, INCLUDING CAPITALIZED LEASE OBLIGATIONS:

         Long-term debt, including capitalized lease obligations, is comprised of the following (excluding amounts in 1995 related to the Family Restaurant Division and traditional dinnerhouse restaurants):

                                            1995            1994
                                          --------        --------
                                               (in thousands)
9-3/4% Senior Notes                       $300,000        $300,000
10-7/8% Senior Subordinated
  Discount Notes                           133,860         120,406
Revolving credit loans                           0          59,600
Capitalized lease obligations               21,159          58,798
Mortgage notes, 12-1/4% - 12-1/2%,
  due 1996-1998                                529           1,719
Other                                        2,701           2,726
                                          --------        --------
                                           458,249         543,249
Amounts due within one year                  3,046           6,754
                                          --------        --------
                                          $455,203        $536,495
                                          ========        ========


         In connection with the Acquisition, the Company sold $300.0 million principal amount of 9-3/4% Senior Notes due in full in 2002 (the "Senior Notes") and $150.0 million principal amount ($109.0 million in proceeds) of 10-7/8% Senior Subordinated Discount Notes due in full in 2004 (the "Discount Notes" and, together with the Senior Notes, the "Notes"), and the Company and certain of its subsidiaries entered into the $150.0 million senior secured revolving Credit Facility with a $100.0 million sub-limit for standby letters of credit, which was to be used for general corporate purposes including working capital, debt service and capital expenditure requirements. The Credit Facility will terminate and the obligations thereunder will be immediately due and payable on January 27, 1999. The outstanding total commitment available under the Credit Facility, as amended, as of March 29, 1996, was $137.9 million, leaving $6.2 million of additional borrowings available thereunder.

         Borrowings in the amount of $79,815,000 were outstanding under the Credit Facility as of December 31, 1995, and interest on the revolving credit loans was being charged at 10.0%. On August 1, 1995, the Company borrowed $14,625,000 under the Credit Facility to fund an interest payment made on the Senior Notes. This amount was paid off in December 1995. On February 1, 1996, the Company borrowed $14,625,000 to fund an additional interest payment on the Senior Notes. Standby letters of credit are issued under the Credit Facility primarily to provide security for future amounts payable by the Company under its workers' compensation insurance program ($37,600,000 of such letters of credit were outstanding as of December 31, 1995).

         The Credit Facility contains various covenants including the maintenance of certain financial ratios. The Company is suffering from deficit cash flows from operations and has made required debt service payments on other obligations through borrowings on the Credit Facility. Accordingly, the Company has failed to comply with certain of such financial covenants and anticipates that it may not comply with such covenants for the fiscal quarters ending March 1996 and June 1996. However, the banks under the Credit Facility (the "Banks") have agreed to waive such noncompliance through July 31, 1996. In accordance with generally accepted accounting principles, and because the waivers only extend through July 31, 1996, at this time the Company has classified the outstanding balance of $79,815,000 at December 31, 1995 as a current liability. There can be no assurances that further waivers or amendments will be obtained after July 31, 1996. Given this uncertainty, the amortization of the related debt issuance costs was accelerated assuming the debt will be retired or replaced earlier.

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

         In the third quarter of 1995, the Company retained Donaldson, Lufkin & Jenrette Securities Corporation as a financial advisor to assist the Company in the process of divesting certain divisions and operations. This process culminated in the execution of the Sale Agreement on March 1, 1996 to sell the Family Restaurant Division to Flagstar in a transaction with an enterprise value of $306.5 million, subject to certain adjustments based on a closing balance sheet. Cash proceeds from the sale will be used to repay indebtedness outstanding under the Credit Facility and for general corporate purposes, which may include future interest payments on the Senior Notes (see
Note 5). Consummation of the sale is subject to customary terms and conditions and there can be no assurances that this transaction will be consummated.

         Upon consummation of the sale, the Company will continue to be highly leveraged and have significant debt service requirements. Although management believes that the proceeds available to the Company as a result of the sale (including funds available from potential sale of the Flagstar Notes), its cost restructuring and revised marketing plans for Chi-Chi's, and other available options (including sale of other divisions and sale/leaseback of owned properties) should be sufficient to meet its operating and debt service requirements for the foreseeable future, there can be no assurance that the Company will be able to repay or refinance the Notes at their respective maturities. The Company is currently exploring various alternatives to further reduce its debt (including indebtedness outstanding under the Notes). Among other things, the Company may use the Flagstar Notes to reduce such debt.

         The mortgage notes were issued to a group of institutional lenders and are collateralized by mortgages covering five restaurants having a book value of approximately $5.1 million at December 31, 1995.

         Maturities of long-term debt, including capitalized lease obligations, during the four years subsequent to December 29, 1996 are as follows:
$3,958,000 in 1997; $2,847,000 in 1998; $2,424,000 in 1999 and $2,327,000 in
2000.

NOTE 10 - DISCLOSURES ABOUT FAIR VALUE OF FINANCIAL INSTRUMENTS:

         The recorded amounts of the Company's cash and cash equivalents, restricted cash, self-insurance reserves, other accrued liabilities and revolving credit borrowings at December 31, 1995 and December 25, 1994 approximate fair value. The fair value of the Company's long-term debt, excluding capitalized lease obligations, is estimated as follows:

                                 1995                            1994
                      -------------------------       -------------------------
                      Recorded          Fair          Recorded          Fair
                       Amount           Value          Amount           Value
                      --------        --------        ---------       ---------
                                         (in thousands)
Senior Notes          $300,000        $165,000        $300,000        $233,250
Discount Notes         133,860          15,000         120,406          81,000
Mortgage notes             529             549           1,719           1,718
Other                    2,701           2,368           2,726           2,460


         The fair values of the Notes are based on an average market price of these instruments as of the end of fiscal 1995 and 1994. The fair value of the mortgage notes and other debt was estimated using a discount rate which the Company believes would be currently available to it for debt with similar terms and average maturities.

         The Company does not maintain investments or commitments for which the application of SFAS 119, "Disclosure about Derivative Financial Instruments and Fair Value of Financial Instruments," would cause a material effect.

NOTE 11 - OTHER ACCRUED LIABILITIES:

         A summary of other accrued liabilities follows (excluding amounts in 1995 related to the Family Restaurant Division and traditional dinnerhouse restaurants):

                                            1995            1994
                                           -------        -------
                                               (in thousands)
Wages, salaries and bonuses                $16,136        $27,292
Carrying costs of closed properties         12,925         17,912
Interest                                    13,306         13,212
Reserve for divestitures                    11,858              0
Sales tax                                    3,771         10,011
Property taxes                               3,460          4,626
Accrued rent                                   868          3,474
Utilities                                    1,381          4,028
Other                                       14,614         15,871
                                           -------        -------
                                           $78,319        $96,426
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

NOTE 12 - INCOME TAXES:

         The Company reported a loss before income tax provision in 1995, 1994 and 1993. Accordingly, the income tax provisions for each year primarily reflect certain state, local and foreign taxes. On a tax return basis, the Federal regular operating loss carryforwards amounted to approximately $208.5 million ($143.5 million of alternative minimum tax operating loss carryforwards) and expire in 2003 through 2011. The Company had approximately $1.7 million of tax credit carryforwards which expire in 2003 and 2004.

         Upon consummation of the Acquisition, the Company's net operating loss carryovers and other tax attributes were reduced significantly for Federal income tax purposes. In addition, because the consummation of the Acquisition triggered an ownership change of the Company for Federal income tax purposes, the Company's post-Acquisition use of its remaining net operating loss carryovers for regular and alternative minimum Federal income tax purposes is subject to an annual limitation in an amount equal to the product of (i) the long-term tax-exempt rate prevailing on the Closing Date and (ii) the value of the Company's stock, increased to reflect the cancellation of indebtedness pursuant to the Plan (but without taking into account contributions to capital pursuant to the Acquisition). The Company's annual limit is approximately $5.3 million.

         At December 31, 1995, the Company and its subsidiaries had tax credit carryforwards of approximately $4.1 million not utilized by Grace. In accordance with the 1986 acquisition from Grace, the Company must reimburse Grace for 75% of the benefit of these tax credits if they are utilized in future Company tax returns. Further, El Torito Restaurants, Inc. (a wholly owned subsidiary of the Company) has approximately $12.3 million of tax depreciation deductions not claimed in Grace tax returns as a result of a tax sharing agreement. The Company will also reimburse Grace for 75% of any tax savings generated by these deductions. In addition, operating loss and tax credit carryforwards ($5.3 million and $0.7 million, respectively) generated prior to the acquisition of certain restaurant companies by Grace were available at December 31, 1995 to offset future taxable income or income taxes, respectively, of those companies for various years through 1999.

         Further, as a result of the Chi-Chi's Merger, the Company has net operating loss and credit carryforwards not used by Chi-Chi's of $50.7 million and $6.9 million, respectively. The net operating losses expire beginning in 2004 through 2009 and the credit carryovers expire in various years from 1996 through 2009. The Acquisition, as well as the 1992 acquisition of a previous franchisee by Chi-Chi's, triggered ownership changes for Federal income tax purposes which result in separate annual limitations on the availability of these losses and credits.

         A reconciliation of income tax expense to the amount of income tax benefit that would result from applying the Federal statutory rate (35% for 1995, 1994 and 1993) to loss before income taxes is as follows:

                                 Fiscal          Eleven             One             Fiscal
                                  Year           Months            Month             Year
                                 Ended            Ended            Ended             Ended
                                Dec. 31,         Dec. 25,         Jan. 26,          Dec. 26,
                                  1995             1994             1994              1993
                                --------         --------         ---------         --------
                                                      (in thousands)
Provision for income
  taxes at statutory
  rate                          $(42,875)        $(56,736)        $ 191,834         $(18,010)
State taxes, net of
  Federal income tax
  benefit                            332           (2,948)          (16,300)          (3,113)
State minimum tax                      0            1,183                55              187
Foreign taxes                        270              541                49              471
Goodwill                           3,312           54,679                 0            1,923
Nondeductible reorgani-
  zation costs                         0                0          (175,597)               0
Addition to valuation
  allowance                            0            4,896                 0           17,545
Surtax exemption                       0                0                 0              514
Change in deferred tax
  asset which is subject
  to a full valuation
  reserve and other               40,169              158                14            1,141
                                --------         --------         ---------         --------
                                $  1,208         $  1,773         $      55         $    658
                                ========         ========         =========         ========

         At December 31, 1995 and December 25, 1994, the Company's deferred tax asset was $186,874,000 and $136,383,000, respectively, and deferred tax liability was $29,514,000 and $27,570,000, respectively. The major components of the Company's net deferred taxes of $157,360,000 at December 31, 1995 and $108,813,000 at December 25, 1994 are as follows:

                                      1995              1994
                                   ---------         ---------
                                          (in thousands)

Depreciation                       $ (24,062)        $ (26,004)
Net operating loss and
  credit carryforwards               115,279            86,243
Capitalized leases                     1,921               900
Divestment, carrying cost
  and rent subsidy reserves           23,183             8,306
Self-insurance reserves               22,779            22,552
Kasumi payment to Grace                5,808             6,000
Property held for sale                (5,451)                0
Straight-line rent                     1,923             1,939
Reorganization costs                   6,714             4,834
Other                                  9,266             4,043
                                   ---------         ---------
                                     157,360           108,813
Valuation allowance                 (157,360)         (108,813)
                                   ---------         ---------
                                   $       0         $       0
                                   =========         =========



         The increase in the valuation allowance for 1995 resulted from an increase in the cumulative temporary differences offset by expirations of certain credits.

NOTE 13 - BENEFIT PLANS:

         The Company maintains certain incentive compensation and related plans for executives and key operating personnel, including restaurant and field management. Total expenses for these plans were $7,071,000, $8,217,000, $666,000 and $9,479,000 for 1995, the eleven months ended December 25, 1994, the one month ended January 26, 1994 and 1993, respectively.

         The Predecessor Company had two Retirement Savings Plans, and substantially all of the Predecessor Company's salaried employees were eligible to participate in them. Effective December 31, 1991, the Predecessor Company suspended its match under one of the plans and terminated the other plan. During 1994, the Company acquired two retirement plans related to the Chi-Chi's Merger and established a new deferred compensation plan for highly compensated employees. In 1995, the Company reinstituted its match under the Retirement Savings Plan. The Company's contributions and expenses under these plans were $355,000, $528,000, $2,000 and $53,000 for 1995, the eleven months ended
December 25, 1994, one month ended

January 26, 1994 and 1993, respectively. The Company has no defined benefit plans.

NOTE 14 - RELATED PARTY TRANSACTIONS:

         Foodmaker provides distribution services to a portion of the Company's Mexican restaurants, principally those operated under the Chi-Chi's name. Distribution sales to those restaurants for the year ended December 31, 1995 and the eleven months ended December 25, 1994 aggregated $76,423,000 and $81,537,000, respectively. In relation to the distribution sales, the Company had accounts payable of $1,481,000 and $2,964,000 due to Foodmaker at December 31, 1995 and December 25, 1994, respectively.

         On the Closing Date, Apollo and GEI received an aggregate of $7.0 million as a financial advisory fee for services provided in connection with the Acquisition and related transactions. In addition, Apollo and GEI each charge a monthly fee of $50,000 for providing certain management services to the Company. For the year ended December 31, 1995 and the eleven months ended December 25, 1994, the Company was charged $1.2 million and $1.1 million, respectively, in connection with this arrangement.

NOTE 15 - COMMON STOCK:

         In connection with the Acquisition, the Company adopted a new management incentive plan, pursuant to which certain officers and employees of the Company were granted the right to purchase up to 40,900 shares of Common Stock (constituting up to 4.1% of the Common Stock outstanding immediately following such purchases) at $160 per share (the "Employee Stock Purchase"), the same per share price paid by Apollo and GEI in the New Equity Investment. The Employee Stock Purchase was consummated on the Closing Date with respect to certain officers (15,625 shares of Common Stock) and on May 19, 1994 and July 31, 1994 with respect to the other participants (22,552 shares of Common Stock). No more than fifty percent of the purchase price was authorized to be financed through interest-bearing recourse notes payable to the Company. The Company has repurchased 8,992 shares of Common Stock due to employee terminations, leaving 29,185 shares currently owned by management stockholders and terminated employees. The individuals who purchased Common Stock were also granted options to purchase 20,822 shares of Common Stock in the future at an exercise price initially set at $160 per share. The Company also granted options to purchase approximately 30,000 shares of Common Stock to approximately 800 other employees. All these options expire in 2004 and 2005 and become exercisable at a rate of 25% on the grant date and 25% on each of the next three anniversaries of the grant date. Approximately 22,000 options have expired due to terminations.

NOTE 16 - CONTINGENCIES:

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

                                  SCHEDULE VIII

                            FAMILY RESTAURANTS, INC.

                        VALUATION AND QUALIFYING ACCOUNTS
                                 (in thousands)


                                                                    Additions
                                                   Balance at      Charged to    Charged to                           Balance
                                                    beginning       costs and       other                             at end
                  Description                       of period       expenses      accounts         Deductions        of period
                  -----------                      ----------      ----------    ----------        ----------        ---------
Allowance for uncollectible
  receivables:
    For the year 1995                                 $813             $0            $0             $(131)(2)           $682

    For the year 1994                                  955              21          360 (1)          (523)(2)            813

    For the year 1993                                  548             429            0               (22)(2)            955



(1) Represents allowance established at the date of the Chi-Chi's Merger.

(2) Represents write-off of uncollectible receivables against allowance and includes transfers to other accounts.