Form 10-Q
period 1996-04-14
FOODMAKER INC /DE/
filed 1996-05-29
CIK 807882

                   SECURITIES AND EXCHANGE COMMISSION
                       Washington, D.C.   20549


                                FORM 10-Q


              QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934



       For Quarter Ended  April 14, 1996  Commission File No. 1-9390
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

          Number of shares of common stock, $.01 par value, outstanding as of the close of business May 15, 1996 - 38,821,010

                        FOODMAKER, INC. AND SUBSIDIARIES

                      UNAUDITED CONSOLIDATED BALANCE SHEETS
                                 (In thousands)

                                                     April 14,       October 1,
                                                        1996            1995
                                                       -------         -------
                            ASSETS

Current assets:
  Cash and cash equivalents . . . . . . . . . . . .  $  53,727       $  35,865
  Receivables . . . . . . . . . . . . . . . . . . .     23,794          25,272
  Inventories . . . . . . . . . . . . . . . . . . .     23,118          22,385
  Prepaid expenses. . . . . . . . . . . . . . . . .     16,536          14,367
                                                       -------         -------
     Total current assets . . . . . . . . . . . . .    117,175          97,889
                                                       -------         -------

Trading area rights . . . . . . . . . . . . . . . .     67,928          69,761
                                                       -------         -------

Lease acquisition costs . . . . . . . . . . . . . .     22,175          25,003
                                                       -------         -------

Other assets. . . . . . . . . . . . . . . . . . . .     36,863          36,310
                                                       -------         -------

Property at cost. . . . . . . . . . . . . . . . . .    599,904         589,642

  Accumulated depreciation and amortization . . . .   (168,490)       (155,931)
                                                       -------         -------
                                                       431,414         433,711
                                                       -------         -------

     TOTAL. . . . . . . . . . . . . . . . . . . . .  $ 675,555       $ 662,674
                                                       =======         =======

                    LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Current maturities of long-term debt. . . . . . .  $   1,790       $   1,836
  Accounts payable. . . . . . . . . . . . . . . . .     24,497          32,015
  Accrued expenses. . . . . . . . . . . . . . . . .    110,578          98,166
  Income taxes payable. . . . . . . . . . . . . . .         --              --
                                                       -------         -------
     Total current liabilities. . . . . . . . . . .    136,865         132,017
                                                       -------         -------

Deferred income taxes . . . . . . . . . . . . . . .      9,751           9,586
                                                       -------         -------

Long-term debt, net of current maturities . . . . .    439,250         440,219
                                                       -------         -------

Other long-term liabilities . . . . . . . . . . . .     49,701          49,599
                                                       -------         -------

Stockholders' equity:
  Common stock. . . . . . . . . . . . . . . . . . .        402             402
  Capital in excess of par value. . . . . . . . . .    281,028         280,996
  Accumulated deficit . . . . . . . . . . . . . . .   (226,979)       (235,682)
  Treasury stock. . . . . . . . . . . . . . . . . .    (14,463)        (14,463)
                                                       -------         -------
     Total stockholders' equity . . . . . . . . . .     39,988          31,253
                                                       -------         -------

     TOTAL. . . . . . . . . . . . . . . . . . . . .  $ 675,555       $ 662,674
                                                       =======         =======

               See accompanying notes to financial statements.

                        FOODMAKER, INC. AND SUBSIDIARIES

                  UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS
                       (In thousands, except per share data)


                                           Twelve              Twenty-eight
                                         Weeks Ended            Weeks Ended
                                      -------------------   -------------------
                                      April 14,  April 16,  April 14,  April 16,
                                        1996       1995       1996       1995
                                       -------    -------    -------    -------
Revenues:
  Restaurant sales. . . . . . . . .   $202,283   $180,972   $468,348   $408,585
  Distribution sales. . . . . . . .     39,322     40,971     91,922     96,230
  Franchise rents and royalties . .      7,610      7,283     17,999     17,223
  Other . . . . . . . . . . . . . .        760        435      2,336      1,303
                                       -------    -------    -------    -------
                                       249,975    229,661    580,605    523,341
                                       -------    -------    -------    -------
Costs and expenses:
  Costs of revenues:
     Restaurant costs of sales. . .     56,809     50,691    131,316    114,741
     Restaurant operating costs . .    109,460    101,484    252,478    232,403
     Costs of distribution sales. .     38,392     40,216     90,330     94,374
     Franchised restaurant costs. .      4,806      4,986     11,042     11,808
  Selling, general and
      administrative. . . . . . . .     26,177     24,320     58,770     61,387
  Equity in loss of FRI . . . . . .         --         --         --     57,188
  Interest expense. . . . . . . . .     11,017     11,110     25,666     26,377
                                       -------    -------    -------    -------
                                       246,661    232,807    569,602    598,278
                                       -------    -------    -------    -------

Earnings (loss) before income
   taxes. . . . . . . . . . . . . .      3,314     (3,146)    11,003    (74,937)

Income taxes (benefit). . . . . . .       (699)        --      2,300        500
                                       -------    -------    -------    -------

Net earnings (loss) . . . . . . . .   $  4,013   $ (3,146)  $  8,703   $(75,437)
                                       =======    =======    =======    =======

Net earnings (loss) per share -
   primary and fully diluted. . . .   $    .10   $   (.08)  $    .22   $  (1.95)
                                       =======    =======    =======    =======

Weighted average shares outstanding     39,257     38,690     39,219     38,681

               See accompanying notes to financial statements.

                        FOODMAKER, INC. AND SUBSIDIARIES

                  UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)



                                                      Twenty-eight Weeks Ended
                                                      ------------------------
                                                      April 14,       April 16,
                                                         1996            1995
                                                        ------          ------

Cash flows from operations:
  Net earnings (loss) . . . . . . . . . . . . . . .  $   8,703       $ (75,437)
  Non-cash items included above:
     Depreciation and amortization. . . . . . . . .     20,951          20,222
     Deferred income taxes. . . . . . . . . . . . .        165              --
     Equity in loss of FRI. . . . . . . . . . . . .         --          57,188
  Decrease in receivables . . . . . . . . . . . . .      1,478           2,581
  Decrease (increase) in inventories. . . . . . . .       (733)            114
  Decrease (increase) in prepaid expenses . . . . .     (2,169)          1,542
  Decrease in accounts payable. . . . . . . . . . .     (7,518)         (9,384)
  Increase (decrease) in accrued expenses . . . . .     11,479         (18,624)
                                                        ------          ------
     Cash flows provided (used) by operations . . .     32,356         (21,798)
                                                        ------          ------


Cash flows from investing activities:
  Additions to property and equipment . . . . . . .    (14,805)        (19,141)
  Dispositions of property and equipment. . . . . .      1,362           1,967
  Decrease (increase) in trading area rights. . . .        122          (5,783)
  Decrease (increase) in other assets . . . . . . .     (1,022)          5,514
                                                        ------          ------
     Cash flows used by investing activities. . . .    (14,343)        (17,443)
                                                        ------          ------


Cash flows from financing activities:
  Borrowings under revolving bank loans . . . . . .         --          25,000
  Principal repayments under revolving bank loans .         --         (10,000)
  Principal payments on long-term debt,
     including current maturities . . . . . . . . .     (1,218)         (7,602)
  Increase in accrued interest. . . . . . . . . . .      1,035           1,420
  Proceeds from issuance of common stock. . . . . .         32              24
                                                        ------          ------
     Cash flows provided (used) by
        financing activities. . . . . . . . . . . .       (151)          8,842
                                                        ------          ------

Net increase (decrease) in cash and
   cash equivalents . . . . . . . . . . . . . . . .  $  17,862       $ (30,399)
                                                        ======          ======

               See accompanying notes to financial statements.
                                      -4-

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

2. The tax provision for the quarter reflects $.7 million credit, adjusting the provision for the first two quarters of the year to the expected annual tax rate of 21% of pretax earnings. The lower effective annual income tax rate results from the Company's ability to realize previously unrecognized tax benefits. The Company cannot determine the actual annual effective tax rate until the end of the fiscal year, thus the rate could differ from expectations. Although the Company incurred a loss in 1995, income taxes were $.5 million due to required minimum taxes and the Company's inability under Statement of Financial Accounting Standards No. ("SFAS") 109, "Accounting for Income Taxes", to recognize the benefit from the carryover of losses to future years.

3. On January 27, 1994, Foodmaker, Inc. (the "Company") contributed its former wholly-owned subsidiary, Chi-Chi's, Inc. ("Chi-Chi's"), to Family Restaurants, Inc. ("FRI") in exchange for an approximate 39% equity interest in FRI valued at the date of exchange at approximately $62 million, a five-year warrant to acquire 111,111 additional shares at $240 per share (which if exercised would increase the Company's ownership to 45%), and approximately $173 million in cash. Because of substantial continuing losses, FRI wrote off at the end of 1994 approximately $160 million of goodwill causing FMI to write off its entire investment in FRI during the first quarter of its fiscal year ended October 1, 1995. As disclosed in the Company's fiscal 1995 financial statements, FRI lost almost $100 million through its third quarter ended September 24, 1995. Because of such losses and resulting increased borrowing requirements, the major FRI stockholders were required to purchase a participation with respect to any additional advances by the banks to FRI. Rather than doing so, the Company, by an agreement dated November 20, 1995, transferred all of its stock and warrants to another stockholder of FRI. Since the Company's investment in FRI was previously written off, the consummation of this agreement had no effect on the financial condition or results of operations of the Company.

4.  Contingent Liabilities

    Various claims and legal proceedings are pending against the Company in various state and federal courts. Many of those proceedings are in the state of Washington, seeking monetary damages for personal injuries relating to the outbreak of food-borne illness (the "Outbreak") attributed to hamburgers served at Jack in the Box restaurants. The Company, in consultation with its insurance carriers and attorneys, does not anticipate that the total liability on all such lawsuits and claims will exceed the coverage available under its applicable insurance policies.

    Actions were filed on July 2, 1993, in the Superior Court of California, County of San Diego, by certain of the Company's franchisees against the Company, The Vons Companies, Inc., ("Vons") and other suppliers (Syed Ahmad, et al, versus Foodmaker, Inc., et al), claiming damages from reduced sales and profits due to the Outbreak. After extensive negotiations, settlements were reached with all franchisees. The Company on July 19, 1993, filed a cross-complaint against Vons and other suppliers seeking reimbursement for all damages, costs and expenses incurred in connection with the Outbreak. On or about January 18, 1994, Vons filed a cross-complaint against the Company and others in this action alleging certain contractual and tort liabilities and seeking damages in unspecified amounts and a declaration of the rights and obligations of the parties. Substantially the same claims were made by the parties in a separate lawsuit in Superior Court of California, County of Los Angeles. On May 17, 1995 it was determined the litigation between the Company, Vons, and other defendants would be heard in Los Angeles. The cases have been consolidated and are set for trial in November 1996.

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

    On April 6, 1996 an action was filed by one of the Company's international franchisees, Wolsey, Ltd., in the United States District Court in San Diego, California against the Company and its directors, its international franchising subsidiary, and certain officers of the Company and others. The complaint alleges certain contractual, tort, and law violations related to the franchisees' development rights in the Far East and seeks unspecified damages, rescission, injunctive relief, attorneys fees and costs. Management believes the allegations are without foundation and intends to vigorously defend the action. It is further believed that if there is any liability of the Company, such liability will not have a material effect on the Company.

    On May 17, 1996 an action was filed by the "National JIB Franchise Association, Inc. (the "Association") in the Superior Court of California, County of San Diego in San Diego, California, against the Company and others. The complaint alleges that certain funds which the Company received from certain suppliers, in an amount alleged to be in excess of $15,000,000 over a period of 14 years, were intended for distribution to, or for the benefit of, the Association or its members or otherwise were impressed with a trust of which the Association and/or its members are the beneficiaries. The complaint seeks a judicial declaration of whether the Company is obligated to the Association or to its members and if so, the nature and extent of such obligations in respect to such funds and an accounting of the receipt, use and disposition of such funds. Management believes that the Company has met any obligation to the Association or its members that may exist and that if any unfulfilled obligation exists, the fulfillment of such obligation will not have a material adverse effect on the Company.

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

                        FOODMAKER, INC. AND SUBSIDIARIES

            MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL INFORMATION


RESULTS OF OPERATIONS
- ---------------------

    All comparisons under this heading between 1996 and 1995, unless otherwise indicated, refer to the 12-week and 28-week periods ended April 14, 1996 and April 16, 1995, respectively.

    Revenues increased $20.3 million and $57.3 million, respectively, to $250.0 million and $580.6 million in 1996 from $229.7 million and $523.3 million in 1995 principally due to an increase in restaurant sales, offset in part by a decline in distribution sales.

    Sales by Company-operated restaurants increased $21.3 million and $59.7 million, respectively, to $202.3 million and $468.3 million in 1996 from $181.0 million and $408.6 million in 1995, reflecting increases in both per store average sales and in the average number of restaurants. Per store average sales for comparable restaurants ("PSA"), which increased 7.8% and 9.6%, respectively, in 1996 as compared to 1995, continued to improve under the Company's marketing program which features a new advertising campaign, new product introductions and aggressive value-priced product alternatives. The average number of Company-operated restaurants increased to 868 in 1996 from 823 in 1995, reflecting the addition of new restaurants and the acquisition of restaurants from franchisees.

     Distribution sales of food and supplies declined approximately $1.7 million and $4.3 million, respectively, to $39.3 million and $91.9 million in 1996 from $41.0 million and $96.2 million in 1995 primarily due to declines in sales to FRI and others of $2.8 million and $8.0 million, offset by increases in sales to franchisees. Jack In The Box franchisees have formed a purchasing cooperative and contracted with another supplier for distribution services. Most franchisees have elected to participate in the cooperative. This transition is expected to be completed during the Company's next fiscal quarter and will result in a substantial decline in distribution sales in the future. Distribution sales to franchisees were $23.1 million and $55.3 million during the respective periods of 1996. The loss of these extremely low profit margin sales is not expected to have a material effect on the profits of the Company.

    Franchise rents and royalties increased $.3 million and $.8 million, respectively, to $7.6 million and $18.0 million in 1996 from $7.3 million and $17.2 million in 1995, primarily due to increased franchisee sales in 1996 as compared to the same period of 1995.

     Other revenues increased $.4 million and $1.0 million, respectively, to $.8 million and $2.3 million in 1996 from $.4 million and $1.3 million in 1995, primarily due to interest income earned on higher levels of invested cash in 1996.

    Restaurant costs of sales increased $6.1 million and $16.6 million, respectively, to $56.8 million and $131.3 million in 1996 from $50.7 million and $114.7 million in 1995, principally due to the costs related to increased restaurant sales. Costs of sales were relatively flat as a percent of sales in 1996 as compared to 1995 due to the impact of generally lower ingredient costs and the lower food cost of certain promotions, offset by higher packaging costs and a temporary increase in tomato costs.

    Restaurant operating costs increased $8.0 million and $20.1 million, respectively, to $109.5 million and $252.5 million in 1996 from $101.5 million and $232.4 million in 1995 primarily due to the increase in average number of Company-operated restaurants and variable costs associated with increased sales. Restaurant operating costs declined as a percent of sales in 1996 as compared to the same period in 1995 primarily due to lower percentages of restaurant labor, operations administrative costs and fixed expenses.

    Costs of distribution sales declined $1.8 million and $4.1 million, respectively, to $38.4 million and $90.3 million in 1996 from $40.2 million and $94.4 million in 1995 consistent with the decline in distribution sales.

    Franchised restaurant costs, which consist principally of rents and depreciation on properties leased to franchisees and other miscellaneous costs, decreased to $4.8 million and $11.0 million, respectively, in 1996 from $5.0 million and $11.8 million in 1995, primarily due to a decline in the average number of domestic franchisee-operated restaurants.

    Selling, general and administrative expenses increased $1.9 million for the 12-week period and declined $2.6 million for the 28-week period to $26.2 million and 58.8 million, respectively, in 1996 from $24.3 million and $61.4 million in 1995. Advertising and promotion costs increased $4.5 million and $8.9 million, respectively, to $21.4 million and $47.5 million in 1996 from $16.9 million and $38.6 million in 1995 due to costs of aggressive promotions and discounting of products and the increase in contributions to the marketing fund related to higher sales in 1996. In 1996 the Company received from suppliers cooperative advertising funds of approximately $2.3 million, which effectively offset some of the aforementioned higher advertising and promotion costs. Such funds were contributed to the advertising fund in the prior year. Selling, general and administrative expenses include an $8.0 million settlement with stockholders in the first quarter of 1995 as described in the Company's fiscal 1995 consolidated financial statements.

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

    Interest expense declined $.1 million and $.7 million, respectively, to $11.0 million and $25.7 million in 1996 from $11.1 million and $26.4 million in 1995 due to a reduction of debt and lower other financing costs.

    The tax provision for the quarter reflects $.7 million credit, adjusting the provision for the first two quarters of the year to the expected annual tax rate of 21% of pretax earnings. The lower effective annual income tax rate results from the Company's ability to realize previously unrecognized tax benefits. The Company cannot determine the actual annual effective tax rate until the end of the fiscal year, thus the rate could differ from expectations. Although the Company incurred a loss in 1995, income taxes were $.5 million due to required minimum taxes and the Company's inability under SFAS 109 to recognize the benefit from the carryover of losses to future years.

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

    At April 14, 1996, the Company's working capital deficit decreased $14.4 million to $19.7 million from $34.1 million at October 1, 1995, and reflects an increase of $17.9 million in cash. At April 14, 1996, the Company had $53.7 million in cash. On May 15, 1996, $43.5 million of available cash was utilized to prepay the Company's 14 1/4% senior subordinated notes due in May 1998. The restaurant business does not require the maintenance of significant receivables or inventories, and it is common to receive trade credit from vendors for purchases such as food and supplies. In addition, the Company, and generally the industry, continually invests in its business through the addition of new units and refurbishment of existing units, which are reflected as long-term assets and not as part of working capital.

    At April 14, 1996, the Company's total debt outstanding was $441.0 million. Substantially all of the Company's real estate and machinery and equipment is, and is expected to continue to be, pledged to its lenders.

    On July 26, 1994, the Company entered into a revolving bank credit agreement which was amended and restated as of March 15, 1996 and provides for a credit facility of up to $60.0 million, including letters of credit for the account of the Company in an aggregate amount of up to $25 million. At April 14, 1996, the Company had a total of approximately $52.7 million of unused credit under the agreement. Covenants contained in the agreement include limitations on additional borrowing, capital expenditures, lease commitments and dividend payments, and requirements to maintain certain financial ratios, cash flows and net worth.

    Based upon current levels of operations and anticipated growth, the Company expects that sufficient cash flow will be generated from operations so that, combined with other financing alternatives available to it, including the bank credit facility, the utilization of cash on hand and the sale and leaseback of restaurants, the Company will be able to meet all of its current debt service requirements, as well as its capital expenditures and working capital requirements.

PART II - OTHER INFORMATION

There is no information required to be reported for any items under Part II, except as follows:

Item 5.   Other Information

     "SAFE HARBOR" under the Private Securities Litigation Reform Act of
1995.

     The Company wishes to caution readers that the forward-looking statements involve known and unknown risks and uncertainties which may cause the actual results, performance or achievements of the Company to be materially different from any future results, performance or achievements expressed or implied by any forward-looking statements made by or on behalf of the Company. In connection with the "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995, the Company is filing the following cautionary statements identifying important factors that in some cases have affected, and in the future could cause, the Company's actual results to differ materially from those expressed in any such forward-looking statements.

     In addition to factors discussed in this Form 10-Q, among the other factors that could cause the Company's results to differ materially are: the effectiveness and cost of advertising and promotional efforts; the degree of success of the Company's new and unique product offerings; weather conditions; difficulties in obtaining ingredients and variations in ingredient costs; the Company's ability to control operating, as well as general and administrative, costs; the Company's ability to recognize value from any current or future co-branding efforts; competitive products and pricing and promotions; the impact of any wide-spread negative publicity; the impact of new scientific information regarding diet, nutrition and health; competition for labor; general economic conditions; changes in consumer tastes and in travel and dining-out habits; changes in laws and regulations and other activities of governing entities; the costs and other effects of legal claims by franchisees, customers, vendors and others, including settlement of those claims; and the effectiveness of management strategies and decisions.

     There can be no assurance that the Company or its franchisees, domestic and international, will achieve growth objectives or that new restaurants will be profitable. The opening and profitability of restaurants are subject to various risk factors including the identification, availability and lease or purchase terms of suitable sites, both traditional and non-traditional; the ability of the Company and its franchisees to finance new restaurant development; the ability to meet construction schedules and permitting and regulatory compliance.

     The growth of Jack in the Box restaurants outside the United States is subject to a number of additional factors. The Company has limited experience with international franchise development. The growth and profitability of international restaurants are subject to the financial, development and operational capabilities of franchisees, the franchisees' ability to develop a support structure and adequately support subfranchisees, as well as currency regulations and fluctuations.

     Because the Company's business is regional, with 75% of its company-operated and franchised restaurants located in the states of California and Texas, the economic conditions and weather conditions affecting those states may have a material impact upon the Company's results.

     The Company has a substantial number of minimum wage employees and employees who are paid at wage rates slightly above the minimum wage. If the federal minimum wage is increased, the Company may need to increase not only the wages of its minimum wage employees but also the wages paid to the employees at wage rates which are above minimum wage. If competitive pressures or other factors prevent the Company from offsetting the increased costs by increases in prices, the Company's profitability may decline.

     The Company has been required under FAS 109, because of operating losses incurred over the past several years, to establish valuation allowances against deferred tax assets recorded for net operating losses, tax credit carryforwards and various other items. Until there is sufficient available evidence that the Company will be able to realize such deferred tax assets through future taxable earnings, the Company's tax provision will be highly sensitive to the expected annual level of earnings, the impact of the alternative minimum tax under the Internal Revenue Code and the limited current recognition of the deferred tax assets. As a result of changing expectations, the relationship of the Company's income tax provision to pre-tax earnings will vary more significantly from quarter to quarter and year to year than companies that have been continuously profitable. However, the Company's effective tax rates are likely to increase in the future.

     The Company is highly leveraged. Its substantial indebtedness may limit the Company's ability to respond to changing business and economic conditions. The contracts under which the Company acquired its debt impose significant operating and financial restrictions which limit the Company's ability to borrow money, sell assets or make capital expenditures or investments without the approval of certain lenders. If the Company is unable to generate cash flows sufficient to make payments on its substantial debt, it may not be able to refinance or obtain additional financing.

Item 6.   Exhibits and Reports on Form 8-K.

    (a)   Exhibits

          Number     Description
          ------     -----------

          10 Amended and Restated Revolving Credit Agreement dated as of March 15, 1996, as amended as of April 5, 1996 by the Agreement to Add Banks, among Foodmaker, Inc. and the Banks named therein

          27 Financial Data Schedule (included only with electronic filing)

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


Date: May 29, 1996