Form 10-Q
period 1996-07-07
FOODMAKER INC /DE/
filed 1996-08-14
CIK 807882

                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.   20549


                                   FORM 10-Q


               QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                      OF THE SECURITIES EXCHANGE ACT OF 1934



          For Quarter Ended  July 7, 1996  Commission File No. 1-9390
                             ------------                      ------


                                FOODMAKER, INC.
- -------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)




      DELAWARE                                               95-2698708
- -------------------------------------------------------------------------------
(State of Incorporation)                                  (I.R.S. Employer
                                                           Identification No.)



   9330 BALBOA AVENUE, SAN DIEGO, CA                             92123
- -------------------------------------------------------------------------------
(Address of principal executive offices)                       (Zip Code)


        Registrant's telephone number, including area code    (619)  571-2121
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


                            Yes   X   No
                                 ---     ---

        Number of shares of common stock, $.01 par value, outstanding as of the close of business August 12, 1996 - 38,839,985

                       FOODMAKER, INC. AND SUBSIDIARIES

                    UNAUDITED CONSOLIDATED BALANCE SHEETS
                                 (In thousands)

                                                    July 7,        October 1,
                                                     1996             1995
                                                    -------          -------
                          ASSETS

Current assets:
  Cash and cash equivalents . . . . . . . . . .    $ 34,354         $ 35,865
  Receivables . . . . . . . . . . . . . . . . .      13,496           25,272
  Inventories . . . . . . . . . . . . . . . . .      22,159           22,385
  Prepaid expenses. . . . . . . . . . . . . . .      17,293           14,367
                                                    -------          -------
     Total current assets . . . . . . . . . . .      87,302           97,889
                                                    -------          -------

Trading area rights . . . . . . . . . . . . . .      67,193           69,761
                                                    -------          -------

Lease acquisition costs . . . . . . . . . . . .      21,631           25,003
                                                    -------          -------

Other assets. . . . . . . . . . . . . . . . . .      36,961           36,310
                                                    -------          -------

Property at cost. . . . . . . . . . . . . . . .     601,963          589,642
  Accumulated depreciation and amortization . .    (173,049)        (155,931)
                                                    -------          -------
                                                    428,914          433,711
                                                    -------          -------

     TOTAL. . . . . . . . . . . . . . . . . . .    $642,001         $662,674
                                                    =======          =======

            LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Current maturities of long-term debt. . . . .    $  1,804         $  1,836
  Accounts payable. . . . . . . . . . . . . . .      22,202           32,015
  Accrued expenses. . . . . . . . . . . . . . .     117,595           98,166
                                                    -------          -------
     Total current liabilities. . . . . . . . .     141,601          132,017
                                                    -------          -------

Deferred income taxes . . . . . . . . . . . . .       7,951            9,586
                                                    -------          -------

Long-term debt, net of current maturities . . .     396,148          440,219
                                                    -------          -------

Other long-term liabilities . . . . . . . . . .      50,784           49,599
                                                    -------          -------
Stockholders' equity:
  Common stock. . . . . . . . . . . . . . . . .         402              402
  Capital in excess of par value. . . . . . . .     281,040          280,996
  Accumulated deficit . . . . . . . . . . . . .    (221,462)        (235,682)
  Treasury stock. . . . . . . . . . . . . . . .     (14,463)         (14,463)
                                                    -------          -------
     Total stockholders' equity . . . . . . . .      45,517           31,253
                                                    -------          -------

     TOTAL. . . . . . . . . . . . . . . . . . .    $642,001         $662,674
                                                    =======          =======

                See accompanying notes to financial statements.

                       FOODMAKER, INC. AND SUBSIDIARIES

                 UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS
                       (In thousands, except per share data)


                                         Twelve Weeks Ended   Forty Weeks Ended
                                         ------------------   -----------------
                                          July 7,   July 9,   July 7,   July 9,
                                           1996      1995      1996      1995
                                          -------   -------   -------   -------
Revenues:
  Restaurant sales. . . . . . . . . . .  $209,043  $193,921  $677,391  $602,506
  Distribution sales. . . . . . . . . .    25,297    42,077   117,219   138,307
  Franchise rents and royalties . . . .     7,927     7,585    25,926    24,808
  Other . . . . . . . . . . . . . . . .       880       492     3,216     1,795
                                          -------   -------   -------   -------
                                          243,147   244,075   823,752   767,416
                                          -------   -------   -------   -------
Costs and expenses:
  Costs of revenues:
     Restaurant costs of sales. . . . .    56,220    55,079   187,536   169,820
     Restaurant operating costs . . . .   110,049   104,740   362,527   337,143
     Costs of distribution sales. . . .    24,849    41,298   115,179   135,672
     Franchised restaurant costs. . . .     4,704     5,001    15,746    16,809
  Selling, general and administrative .    29,327    24,265    88,097    85,652
  Equity in loss of FRI . . . . . . . .        --        --        --    57,188
  Interest expense. . . . . . . . . . .    10,983    11,070    36,649    37,447
                                          -------   -------   -------   -------
                                          236,132   241,453   805,734   839,731
                                          -------   -------   -------   -------

Earnings (loss) before income taxes . .     7,015     2,622    18,018   (72,315)

Income taxes. . . . . . . . . . . . . .     1,500        --     3,800       500
                                          -------   -------   -------   -------

Net earnings (loss) . . . . . . . . . .  $  5,515  $  2,622  $ 14,218  $(72,815)
                                          =======   =======   =======   =======

Net earnings (loss) per share - primary
     and fully diluted. . . . . . . . .  $    .14  $    .07  $    .36  $  (1.88)
                                          =======   =======   =======   =======

Weighted average shares outstanding . .    39,358    39,157    39,260    38,827





















                 See accompanying notes to financial statements.

                        FOODMAKER, INC. AND SUBSIDIARIES

                 UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)



                                                        Forty Weeks Ended
                                                     -----------------------
                                                     July 7,          July 9,
                                                      1996             1995
                                                     ------           ------
Cash flows from operations:
  Net earnings (loss) . . . . . . . . . . . . .    $ 14,218         $(72,815)
  Non-cash items included above:
     Depreciation and amortization. . . . . . .      30,101           29,194
     Deferred income taxes. . . . . . . . . . .      (1,635)              --
     Equity in loss of FRI. . . . . . . . . . .          --           57,188
  Decrease in receivables . . . . . . . . . . .      11,776            4,470
  Decrease (increase) in inventories. . . . . .         226           (1,323)
  Decrease (increase) in prepaid expenses . . .      (2,926)           4,905
  Decrease in accounts payable. . . . . . . . .      (9,813)          (6,791)
  Increase (decrease) in accrued expenses . . .      23,546           (5,191)
                                                     ------           ------
     Cash flows provided by operations. . . . .      65,493            9,637
                                                     ------           ------


Cash flows from investing activities:
  Additions to property and equipment . . . . .     (20,622)         (22,783)
  Dispositions of property and equipment. . . .       2,909            3,233
  Decrease (increase) in trading area rights. .         122           (7,067)
  Decrease (increase) in other assets . . . . .      (2,136)           4,963
                                                     ------           ------
     Cash flows used by investing activities. .     (19,727)         (21,654)
                                                     ------           ------


Cash flows from financing activities:
  Borrowings under revolving bank loans . . . .          --           29,000
  Principal repayments under revolving
     bank loans . . . . . . . . . . . . . . . .          --          (29,000)
  Proceeds from issuance of LTD . . . . . . . .          --            1,131
  Principal payments on long-term debt,
     including current maturities . . . . . . .     (44,391)          (9,001)
  Decrease in accrued interest. . . . . . . . .      (2,932)          (1,839)
  Proceeds from issuance of common stock. . . .          46               55
                                                     ------           ------
     Cash flows used by financing activities. .     (47,277)          (9,654)
                                                     ------           ------

Net decrease in cash and cash equivalents . . .    $ (1,511)        $(21,671)
                                                     ======           ======













                See accompanying notes to financial statements.

                       FOODMAKER, INC. AND SUBSIDIARIES

             NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS


1. The accompanying unaudited financial statements of Foodmaker, Inc. (the "Company") do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments, consisting only of normal recurring adjustments, considered necessary for a fair presentation have been included. Operating results for any interim period are not necessarily indicative of the results for any other interim period or for the full year. The Company reports results quarterly with the first quarter having 16 weeks and each remaining quarter having 12 weeks. Certain financial statement reclassifications have been made in the prior year to conform to the current year presentation. These financial statements should be read in conjunction with the 1995 financial statements.

2. Income taxes for the 40 weeks ended July 7, 1996 were provided at the expected annual tax rate of 21% of pretax earnings. The low effective annual income tax rate results from the Company's ability to realize previously unrecognized tax benefits. The Company cannot determine the actual annual effective tax rate until the end of the fiscal year, thus the rate could differ from expectations. Although the Company incurred a loss in 1995, income taxes were $.5 million due to required minimum taxes and the Company's inability under Statement of Financial Accounting Standards No. ("SFAS") 109, "Accounting for Income Taxes", to recognize the benefit from the carryover of losses to future years.

3. On January 27, 1994, the Company contributed its former wholly-owned subsidiary, Chi-Chi's, Inc. ("Chi-Chi's"), to Family Restaurants, Inc. ("FRI") in exchange for an approximate 39% equity interest in FRI valued at the date of exchange at approximately $62 million, a five-year warrant to acquire 111,111 additional shares at $240 per share (which if exercised would increase the Company's ownership to 45%), and approximately $173 million in cash. Because of substantial continuing losses, FRI wrote off at the end of 1994 approximately $160 million of goodwill causing Foodmaker to write off its entire investment in FRI during the first quarter of its fiscal year ended October 1, 1995. As disclosed in the Company's fiscal 1995 financial statements, FRI lost almost $100 million through its third quarter ended September 24, 1995. Because of such losses and resulting increased borrowing requirements, the major FRI stockholders were required to purchase a participation with respect to any additional advances by the banks to FRI. Rather than doing so, the Company, by an agreement dated November 20, 1995, transferred all of its stock and warrants to another stockholder of FRI. Since the Company's investment in FRI was previously written off, the consummation of this agreement had no effect on the financial condition or results of operations of the Company.

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

    Actions were filed on July 2, 1993, in the Superior Court of California, County of San Diego, by certain of the Company's franchisees against the Company, The Vons Companies, Inc., ("Vons") and other suppliers (Syed Ahmad, et al, versus Foodmaker, Inc., et al), claiming damages from reduced sales and profits due to the Outbreak. After extensive negotiations, settlements were reached with all franchisees. The Company on July 19, 1993, filed a cross-complaint against Vons and other suppliers seeking reimbursement for all damages, costs and expenses incurred in connection with the Outbreak.
    On or about January 18, 1994, Vons filed a cross-complaint against the Company and others in this action alleging certain contractual and tort liabilities and seeking damages in unspecified amounts and a declaration of the rights and obligations of the parties. Substantially the same claims were made by the parties in a separate lawsuit in Superior Court of California, County of Los Angeles. On May 17, 1995 it was determined the litigation between the Company, Vons, and other defendants would be heard in Los Angeles. The cases have been consolidated and are set for trial in February 1997.

    The Federal Trade Commission has been investigating whether the Company violated the Hart-Scott-Rodino Antitrust Improvements Act of 1976 (the "HSR Act") when the Company's former subsidiary, Chi-Chi's, Inc., acquired Consul Restaurant Corporation in October 1992 without first complying with the reporting and waiting requirements of the HSR Act.
    As announced by the FTC on August 13, 1996, Foodmaker has agreed to pay a $1.45 million civil penalty to settle the matter. The Company had substantially provided for this expense in its financial statements as of July 7, 1996.

    On April 6, 1996 an action was filed by one of the Company's international franchisees, Wolsey, Ltd., in the United States District Court in San Diego, California against the Company and its directors, its international franchising subsidiary, and certain officers of the Company and others.
    The complaint alleges certain contractual, tort, and law violations related to the franchisees' development rights in the Far East and seeks unspecified damages, injunctive relief, attorneys fees and costs. Management believes the allegations are without foundation and intends to vigorously defend the action. It is further believed that if there is any liability of the Company, such liability will not have a material effect on the Company.

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

    The U.S. Internal Revenue Service ("IRS") had proposed adjustments to tax liabilities of $17 million (exclusive of interest) for the Company's federal income tax returns for fiscal years 1986 through 1988. During the quarter, these proposed adjustments were satisfied at approximately $.6 million (exclusive of $.6 million interest). The IRS examinations of the Company's federal income tax returns for fiscal years 1989 and 1990 resulted in the issuance of proposed adjustments to tax liabilities aggregating $2.2 million (exclusive of $.7 million interest). A final report has not been issued but agreement has been reached to satisfy these proposed adjustments at $.1 million. Management believes that adequate provision for income taxes has been made.

                         FOODMAKER, INC. AND SUBSIDIARIES

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL INFORMATION

RESULTS OF OPERATIONS
- ---------------------

    All comparisons under this heading between 1996 and 1995, unless otherwise indicated, refer to the 12-week and 40-week periods ended July 7, 1996 and July 9, 1995, respectively.

    Sales by Company-operated restaurants increased $15.1 million and $74.9 million, respectively, to $209.0 million and $677.4 million in 1996 from $193.9 million and $602.5 million in 1995, reflecting increases in both per store average sales and in the average number of restaurants. Per store average sales for comparable restaurants ("PSA"), which increased 5.2% and 8.2%, respectively, in 1996 as compared to 1995, continued to improve under the Company's marketing program which features a new advertising campaign, new product introductions and aggressive value-priced product alternatives. The average number of Company-operated restaurants increased to 867 in 1996 from 832 in 1995, reflecting the addition of new restaurants and the acquisition of restaurants from franchisees.

    Distribution sales of food and supplies declined approximately $16.8 million and $21.1 million, respectively, to $25.3 million and $117.2 million in 1996 from $42.1 million and $138.3 million in 1995 primarily due to declines in sales to franchisees of $13.5 million and $9.8 million. Jack In The Box franchisees have formed a purchasing cooperative and contracted with another supplier for distribution services. Most franchisees have elected to participate in the cooperative. This transition was completed during the Company's third quarter and will result in a substantial decline in distribution sales in the future. Distribution sales to franchisees were $9.9 million and $65.2 million during the respective periods of 1996. The loss of these extremely low profit margin sales is not expected to have a material effect on the profits of the Company. Distribution sales to FRI and others also declined $3.2 million and $11.3 million, respectively, in 1996 compared to the same periods in 1995.

    Franchise rents and royalties increased $.3 million and $1.1 million, respectively, to $7.9 million and $25.9 million in 1996 from $7.6 million and $24.8 million in 1995, due to increased franchisee sales in 1996 as compared to the same periods of 1995.

     Other revenues increased $.4 million and $1.4 million, respectively, to $.9 million and $3.2 million in 1996 from $.5 million and $1.8 million in 1995, primarily due to interest income earned on higher levels of invested cash in 1996.

    Revenues declined $1.0 million during the quarter and increased $56.4 million for the fiscal year to $243.1 million and $823.8 million, respectively, in 1996 from $244.1 million and $767.4 million in 1995 principally due to an increase in restaurant sales, offset in whole or in part by a decline in distribution sales.

    Restaurant costs of sales increased $1.1 million and $17.7 million, respectively, to $56.2 million and $187.5 million in 1996 from $55.1 million and $169.8 million in 1995, principally due to the costs related to increased restaurant sales. Costs of sales declined as a percent of sales in 1996 as compared to 1995 due to the impact of generally lower ingredient costs and the lower food cost of certain promotions, offset by higher packaging costs.

    Restaurant operating costs increased $5.3 million and $25.4 million, respectively, to $110.0 million and $362.5 million in 1996 from $104.7 million and $337.1 million in 1995 primarily due to the increase in average number of Company-operated restaurants and variable costs associated with increased sales. Restaurant operating costs declined as a percent of sales in 1996 as compared to the same period in 1995 principally due to lower percentages of restaurant labor, operations administrative costs and fixed expenses.

    Costs of distribution sales declined $16.5 million and $20.5 million, respectively, to $24.8 million and $115.2 million in 1996 from $41.3 million and $135.7 million in 1995 consistent with the decline in distribution sales.

    Franchised restaurant costs, which consist principally of rents and depreciation on properties leased to franchisees and other miscellaneous costs, decreased to $4.7 million and $15.7 million, respectively, in 1996 from $5.0 million and $16.8 million in 1995, primarily due to a decline in the average number of domestic franchisee-operated restaurants.

    Selling, general and administrative expenses increased $5.0 million and $2.4 million, respectively, to $29.3 million and $88.1 million in 1996 from $24.3 million and $85.7 million in 1995. Advertising and promotion costs increased $3.5 million and $12.3 million, respectively, to $22.4 million and $69.9 million in 1996 from $18.9 million and $57.6 million in 1995 due to costs of aggressive promotions and discounting of products and the increase in contributions to the marketing fund related to higher sales in 1996. In 1996 the Company received from suppliers cooperative advertising funds of approximately $1.1 million and $3.4 million, respectively, which effectively offset some of the aforementioned higher advertising and promotion costs. Such funds were contributed to the advertising fund in the prior year. Selling, general and administrative expenses include an $8.0 million settlement with stockholders in the first quarter of 1995 as described in the Company's fiscal 1995 consolidated financial statements.

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

    Interest expense declined $.1 million and $.8 million, respectively, to $11.0 million and $36.6 million in 1996 from $11.1 million and $37.4 million in 1995 due to a reduction of debt and lower other financing costs. Interest expense in the current quarter includes approximately $1.0 million in costs associated with the early retirement of the Company's 14 1/4% senior subordinated notes due in May 1998.

    The tax provision reflects the expected annual tax rate of 21% of pretax earnings. The low effective annual income tax rate results from the Company's ability to realize previously unrecognized tax benefits. The Company cannot determine the actual annual effective tax rate until the end of the fiscal year, thus the rate could differ from expectations. Although the Company incurred a loss in 1995, income taxes were $.5 million due to required minimum taxes and the Company's inability under SFAS 109 to recognize the benefit from the carryover of losses to future years.

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

    At July 7, 1996, the Company's working capital deficit increased $18.4 million to $52.5 million from $34.1 million at October 1, 1995, and reflects principally a decrease of $11.8 million in receivables resulting from the franchisees' transition to another distributor and their repayment of other obligations. On May 15, 1996, $43.5 million of available cash was utilized to prepay the Company's 14 1/4% senior subordinated notes due in May 1998. At July 7, 1996, the Company had $34.4 million in cash. The restaurant business does not require the maintenance of significant receivables or inventories, and it is common to receive trade credit from vendors for purchases such as food and supplies. In addition, the Company, and generally the industry, continually invests in its business through the addition of new units and refurbishment of existing units, which are reflected as long-term assets and not as part of working capital.

    At July 7, 1996, the Company's total debt outstanding declined to $398.0 million from $442.1 million at October 1, 1995, reflecting principally the early retirement of the Company's 14 1/4% senior subordinated notes due in May 1998. Substantially all of the Company's real estate and machinery and equipment is, and is expected to continue to be, pledged to its lenders.

    The Company's revolving bank credit agreement which was amended and restated March 15, 1996, expires December 31, 1998 and provides for a credit facility of up to $60 million, including letters of credit for the account of the Company in an aggregate amount of up to $25 million. At July 7, 1996, the Company had no borrowings and had a total of approximately $51.8 million of unused credit under the agreement. Covenants contained in the agreement include limitations on additional borrowing, capital expenditures, lease commitments and dividend payments, and requirements to maintain certain financial ratios, cash flows and net worth.

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

PART II - OTHER INFORMATION

There is no information required to be reported for any items under Part II, except as follows:

Item 1.  Legal Proceedings

    For information regarding legal proceedings required by this item, see Note 4 to the unaudited consolidated financial statements which is incorporated herein by this reference.

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

    In addition to factors discussed in this Form 10-Q, among the other factors that could cause the Company's results to differ materially are: the effectiveness and cost of advertising and promotional efforts; the degree of success of the Company's new and unique product offerings; weather conditions; difficulties in obtaining ingredients and variations in ingredient costs; the Company's ability to control operating, as well as general and administrative, costs; the Company's ability to recognize value from any current or future co-branding efforts; competitive products and pricing and promotions; the impact of any wide-spread negative publicity; the impact on consumer eating habits of new scientific information regarding diet, nutrition and health; competition for labor; general economic conditions; changes in consumer tastes and in travel and dining-out habits; changes in laws and regulations and other activities of governing entities; the costs and other effects of legal claims by franchisees, customers, vendors and others, including settlement of those claims; and the effectiveness of management strategies and decisions.

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

    Because the Company's business is regional, with approximately 75% of its company-operated and franchised restaurants located in the states of California and Texas, the economic conditions and weather conditions affecting those states may have a material impact upon the Company's results.

    The Company has a substantial number of minimum wage employees and employees who are paid at wage rates slightly above the minimum wage. In the event federal and/or state minimum wage rates are increased, the Company may need to increase not only the wages of its minimum wage employees but also the wages paid to the employees at wage rates which are above minimum wage. If competitive pressures or other factors prevent the Company from offsetting the increased costs by increases in prices, the Company's profitability may decline.

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

Item 6.  Exhibits and Reports on Form 8-K.

    (a)   Exhibits

          Number     Description
          ------     -----------

          27 Financial Data Schedule (included only with electronic filing)

    (b)   Reports on Form 8-K

          A Form 8-K was filed on August 1, 1996, reporting under Item 5 thereof, the amendment of the Bylaws of the Company and the adoption of a Stockholder Rights Plan.

                                    SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized and in the capacities indicated.


                     FOODMAKER, INC.


                  By: DARWIN J. WEEKS
                      ---------------------
                      Darwin J. Weeks
                      Vice President, Controller
                      and Chief Accounting Officer
                      (Duly Authorized Signatory)


Date: August 14, 1996