Form 10-K
period 1996-09-29
FOODMAKER INC /DE/
filed 1996-12-24
CIK 807882

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                          WASHINGTON, D.C.  20549

                                  FORM 10-K
                                  ---------

  /X/ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


               FOR THE FISCAL YEAR ENDED   SEPTEMBER 29, 1996
                                           ------------------

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
     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

     The aggregate market value of the voting stock held by non-affiliates of the registrant as of December 13, 1996, computed by reference to the closing price reported in the New York Stock Exchange-Composite Transactions, was approximately $305.4 million.

     Number of shares of common stock, $.01 par value, outstanding as of the close of business December 13, 1996 - 38,846,945.

                         DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Proxy Statement to be filed with the Securities and Exchange Commission in connection with the 1997 Annual Meeting of Stockholders are incorporated by reference into Part III hereof.

ITEM 1.  BUSINESS
         --------

The Company

     Foodmaker, Inc. (the "Company") owns, operates and franchises JACK IN THE BOX restaurants, a fast food chain located principally in the western and southwestern United States. Until January 27, 1994, the Company also owned Chi-Chi's, Inc. ("Chi-Chi's"), a chain of full-service, casual Mexican restaurants located primarily in the midwestern and midatlantic United
States.

     On January 27, 1994, Foodmaker, Apollo FRI Partners, L.P. ("Apollo") and Green Equity Investors, L.P., whose general partner is Leonard Green & Partners, acquired Restaurant Enterprises Group, Inc. ("REGI"), a company that owned, operated and franchised various restaurant chains including El Torito, Carrows and Coco's. Contemporaneously, REGI changed its name to Family Restaurants, Inc. ("FRI"). Concurrently, Foodmaker contributed its entire Chi-Chi's Mexican restaurant chain to FRI in exchange for a 39% equity interest in FRI and other consideration. Pursuant to an agreement dated November 20, 1995, Foodmaker transferred its entire equity interest in FRI to Apollo and entered into a mutual release with the other principal shareholders of FRI, as described in Note 2 to the consolidated financial statements.

JACK IN THE BOX

     Overview. JACK IN THE BOX is a leading regional competitor in the fast-food segment of the restaurant industry with system-wide sales of $1,229.0 million in 1996. At September 29, 1996, there were 1,270
JACK IN THE BOX restaurants, of which 879 were operated by the Company and 391 were franchised.

     Menu and marketing strategies for JACK IN THE BOX restaurants are principally directed toward adult fast-food customers. JACK IN THE BOX offers a wider menu selection than most of its major competitors featuring foods that are not commonly offered in the fast-food hamburger segment (such as the Chicken Teriyaki Bowl and Philly Cheesesteak), as well as more traditional fast-food products (such as hamburgers and french fries). The Company believes that a key competitive strength of JACK IN THE BOX is its ability to introduce new and distinctive, high quality menu items that appeal to the changing preferences of its adult guests.

     JACK IN THE BOX was the first restaurant chain to develop and expand the concept of drive-thru only restaurants, and drive-thru sales currently account for more than 60% of the sales at Company-operated restaurants. Over the years the JACK IN THE BOX concept has evolved to include more inside seating in its restaurants. Most restaurants are located in freestanding buildings with seating capacities ranging from 24 to 85 persons and are open approximately 18 hours a day.

     History. The first JACK IN THE BOX restaurant, which offered only drive-thru service, opened in 1950, and the JACK IN THE BOX chain expanded its operations to approximately 300 restaurants in 1968. After Ralston Purina Company purchased the Company in 1968, JACK IN THE BOX underwent a major expansion program in an effort to penetrate the eastern and midwestern markets, and the business grew to over 1,000 units by 1979. In 1979, the Company's management decided to concentrate its efforts and resources in the western and southwestern markets, which it believed offered the greatest growth and profit potential. Accordingly, the Company sold 232 restaurants in the eastern and midwestern markets and redeployed the sale proceeds in its western and southwestern markets where the Company had a well-established market position and better growth prospects.

     Operating Strategy.  JACK IN THE BOX's operating strategy is to:
(i) increase per store average sales through the introduction and promotion of distinctive, high quality menu items; (ii) focus on improving sales and margins through increased emphasis on guest service, food quality and safety, and cost management; and (iii) increase the number of JACK IN THE BOX restaurants through the addition of Company-operated and franchise-developed restaurants in JACK IN THE BOX's existing and contiguous markets.

     Food Strategy. JACK IN THE BOX's menu strategy is to provide a variety of distinctive, high quality products that represent good value and appeal to the changing preferences of its customers. The JACK IN THE BOX menu features a wide variety of approximately 45-50 fast-food menu items, including hamburgers, specialty sandwiches, salads, Mexican foods, finger foods, breakfast foods, side items and desserts.

     Management believes that JACK IN THE BOX's ability to develop new and unique menu items has been a traditional strength of the Company. JACK IN
THE BOX continuously develops and tests new items for its menu and seeks to improve existing products. New products are developed in a corporate test kitchen and then introduced in one or more of Foodmaker's test restaurants to ensure that product consistency, high quality standards and profitability can be maintained and to determine preliminary guest response. Operating and training systems have been developed that enable JACK IN THE BOX to respond quickly to implement menu changes while achieving quality and profit objectives. If a new item proves successful at the research and development level, it is generally tested in selected markets, both with and without marketing support, and if it proves successful, the item is incorporated into the standard JACK IN THE BOX menu. JACK IN THE BOX has introduced over 50 new products in the last ten years. In addition, JACK IN THE BOX pursues menu strategies involving product reintroductions, limited-time only product promotions and products which target the value segment of the business.

     Hamburgers represent the largest segment of the fast-food industry; accordingly, JACK IN THE BOX continues to offer hamburgers as principal menu items. Hamburgers, including the Grilled Sourdough Burger and the Ultimate Cheeseburger, accounted for approximately one quarter of JACK IN THE BOX's fiscal 1996 sales. However, management believes that, as a result of its diverse menu, JACK IN THE BOX restaurants are less dependent on the commercial success of one or a few products than other fast-food chains, and that JACK
IN THE BOX's menu appeals to a broad range of food preferences.

     Growth Strategy. The Company's goal is to achieve targeted levels of media pressure in JACK IN THE BOX's existing major markets through the construction of new restaurants primarily by the Company and, to a lesser extent, by franchisees. The Company's current plan calls for opening approximately 400-450 new Company-operated restaurants (approximately one-third of the new development is expected to be on non-traditional sites) as well as approximately 20 new franchise-operated restaurants over the next five years. The Company has historically acquired and will continue to consider the acquisition of existing restaurants for conversion to JACK IN THE BOX restaurants.

     The following table sets forth the growth in Company-operated and franchised JACK IN THE BOX restaurants since the beginning of fiscal year 1992:

                                                Fiscal year
                                --------------------------------------------
                                1996      1995      1994      1993      1992
                                ----      ----      ----      ----      ----
Company-operated restaurants:
  Opened. . . . . . . . . . .     26        21        54        10        51
  Sold to franchisees . . . .      -        (6)       (4)      (11)      (18)
  Closed. . . . . . . . . . .    (15)       (4)       (9)       (4)       (4)
  Acquired from franchisees .      5        42        44        10         7
  Ending number . . . . . . .    879       863       810       725       720
Franchised restaurants:
  Opened. . . . . . . . . . .     10        12         8        13        21
  Acquired from Company . . .     --         6         4        11        18
  Closed. . . . . . . . . . .     (3)       (1)       (1)       (2)       (2)
  Sold to Company . . . . . .     (5)      (42)      (44)      (10)       (7)
  Ending number . . . . . . .    391       389       414       447       435
System total. . . . . . . . .  1,270     1,252     1,224     1,172     1,155

     The following table summarizes the locations of the JACK IN THE BOX restaurants at September 29, 1996:

                  Number of restaurants                Number of restaurants
                  ----------------------               -----------------------
                  Company-                             Company-
                  operated    Franchised               operated     Franchised
                  --------    ----------               --------     ----------
Arizona. . . . . .   62           45     Texas. . . . .   270           56
California . . . .  377          241     Washington . .    69           --
Hawaii . . . . . .   27            2     China. . . . .    --            2
Idaho. . . . . . .    8           --     Egypt. . . . .    --            1
Illinois . . . . .   12           --     Hong Kong. . .    --            7
Louisiana. . . . .   --            5     Indonesia. . .    --            1
Missouri . . . . .   38            3     Mexico . . . .    --           10
Nevada . . . . . .   14            9     Philippines. .    --            4
New Mexico . . . .   --            2     Singapore. . .    --            1
Oregon . . . . . .    2            2       Total. . . .   879          391


     Site selections for all new JACK IN THE BOX restaurants are made after an extensive review of demographic data and other information relating to population density, restaurant visibility and access, available parking, surrounding businesses and opportunities for market concentration. JACK IN THE BOX restaurants developed by franchisees are built to Company specifications on sites which have been approved by the Company.

     The Company currently uses several configurations in building new JACK IN THE BOX restaurants. The largest restaurants seat 90 customers and require a larger customer base to justify the required investment of approximately $1.3 million, including land. The smallest restaurants seat
44 customers, require less land, and cost approximately $35,000 less to build and equip than do the larger restaurants. Management believes that the flexibility provided by the alternative configurations enables the Company to match the restaurant configuration with specific demographic, economic and geographic characteristics of the site.

     Restaurant Operations. Significant resources are devoted to ensure that all JACK IN THE BOX restaurants offer the highest quality food and service. Emphasis is placed on ensuring that quality ingredients are delivered to the restaurants, restaurant food production systems are continuously developed and improved, and all employees are dedicated to delivering consistently high quality food and service. Through its network of corporate quality assurance, facilities services and restaurant management personnel, including regional vice presidents, area managers and restaurant managers, the Company standardizes specifications for the preparation and service of its food, the maintenance and repair of its premises and the appearance and conduct of its employees. Operating specifications and procedures are documented in a series of manuals and video presentations. Most restaurants, including franchised units, receive approximately 6 full inspections and 26 limited reviews each year.

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

     JACK IN THE BOX's quality assurance program is designed to maintain high standards for the food and materials and food preparation procedures used by Company-operated and franchised restaurants. Foodmaker maintains product specifications and approves sources for obtaining such products. The Company has developed a comprehensive, restaurant-based Hazard Analysis & Critical Control Points ("HACCP") system for managing food safety and quality. HACCP combines employee training, testing by suppliers, and detailed attention to product quality at every stage of the food preparation cycle. Products are randomly inspected by the Company's quality assurance personnel as they arrive at Foodmaker's distribution centers to ensure that they conform to Foodmaker standards. These items then are distributed to individual restaurants through a network of Company-operated delivery trucks.

     Foodmaker provides purchasing, warehouse and distribution services for both Company-operated and some franchised restaurants. In prior years, most JACK IN THE BOX franchisees utilized these services to the full extent available even though they were permitted to purchase products directly from any approved source. Recently, JACK IN THE BOX franchisees formed a purchasing cooperative and contracted with another supplier for distribution services. This transition occurred during fiscal 1996 and has resulted in a substantial decline in sales to franchisees. Some products, primarily dairy and bakery items, are delivered to both Company-operated and franchised restaurants directly by approved suppliers.

     The primary commodities purchased by JACK IN THE BOX restaurants are beef, poultry and produce. The Company monitors the current and future prices and availability of the primary commodities purchased by the Company in order to minimize the impact of fluctuations in price and availability, and makes advance purchases of commodities when considered to be advantageous. However, the Company remains subject to price fluctuations in certain commodities. All essential food and beverage products are available, or upon short notice can be made available, from alternative qualified suppliers.

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

     Another aspect of the franchising program has been the conversion of existing Company-operated restaurants to franchised restaurants. Although franchised units totaled 391 of JACK IN THE BOX's 1,270 restaurants at September 29, 1996, the ratio of franchised to Company-operated restaurants is still low relative to JACK IN THE BOX's major competitors. The Company views its non-franchised JACK IN THE BOX units as a potential resource which, on a selected basis, can be sold to a franchisee to generate additional immediate cash flow and earnings while still maintaining future cash flows and earnings through franchise rents and royalties.

     JACK IN THE BOX's current franchise agreement provides for an initial franchise fee of $50,000 (formerly $25,000) per restaurant. This agreement generally provides for royalties of 5% (formerly 4%) of gross sales, a marketing fee of 5% of gross sales (although some existing agreements provide for a 4% rate) and a 20-year term. In connection with the conversion of a Company-operated restaurant, the restaurant equipment and the right to do business at that location, known as "Trading Area Rights," are sold to the franchisee, in most cases for cash. The aggregate price is equal to the negotiated fair market value of the restaurant as a going concern, which depends on
                                    -4-
various factors including the history of the facility, its location and its cash flow potential. In addition, the land and building are leased or subleased to the franchisee at a negotiated rent, generally equal to the greater of a minimum base rent or a percentage of gross sales (typically 8 1/2%). The franchisee is required to pay property taxes, insurance and maintenance costs.

     Advertising and Promotion. JACK IN THE BOX engages in substantial marketing programs and activities. Advertising costs are paid from a fund created by the marketing fees paid by franchisees together with an amount contributed each year by the Company equal to at least 5% of the gross sales of its Company-operated restaurants. JACK IN THE BOX's use of advertising media is limited to regional and local campaigns both on spot television and radio and in print media. JACK IN THE BOX does not advertise nationally.
JACK IN THE BOX spent approximately $60 million on advertising and promotions in fiscal 1996, including franchisee contributions. JACK IN THE BOX's current advertising campaign promotes new and established JACK IN THE BOX products on an individual basis in a series of creative 30 second television and radio spot advertisements. The Company also allocated $1.7 million in 1996 for local marketing purposes. Franchisees are encouraged to, and generally do, spend funds in addition to those expended by the Company for local marketing programs.

     Employees. At September 29, 1996, JACK IN THE BOX had approximately 24,800 employees, of whom 23,130 were restaurant employees, 420 were corporate personnel, 300 were distribution employees and 950 were field management and administrative personnel. Employees are paid on an hourly basis, except restaurant managers, corporate and field management, and administrative personnel. A majority of JACK IN THE BOX's restaurant employees are employed on a part-time, hourly basis to provide services necessary during peak periods of restaurant operations. JACK IN THE BOX has not experienced any significant work stoppages and believes its labor relations are good.

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

The Company is subject to certain guidelines under the Americans with Disabilities Act of 1990 and various state codes and regulations which require restaurants to provide full and equal access to persons with physical disabilities. To comply with such laws and regulations, the cost of remodeling and developing restaurants has increased, principally due to the need to provide certain older restaurants with ramps, wider doors, enlarged restrooms and other conveniences.

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

Cautionary Statements Regarding Forward-Looking Statements

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

     In addition to factors discussed in this Form 10-K, among the other factors that could cause the Company's results to differ materially are: the effectiveness and cost of advertising and promotional efforts; the degree of success of the Company's new and unique product offerings; weather conditions; difficulties in obtaining ingredients and variations in ingredient costs; the Company's ability to control operating, general and administrative costs and to raise prices sufficiently to offset cost increases; the Company's ability to recognize value from any current or future co-branding efforts; competitive products and pricing and promotions;
the impact of any wide-spread negative publicity; the impact on consumer eating habits of new scientific information regarding diet, nutrition and health; competition for labor; general economic conditions; changes in consumer tastes and in travel and dining-out habits; the impact on operations and the costs to comply with laws and regulations and other activities of governing entities;

the costs and other effects of legal claims by franchisees, customers, vendors and others, including settlement of those claims; and the effectiveness of management strategies and decisions.

     There can be no assurance that the Company or its franchisees, domestic and international, will achieve growth objectives or that new restaurants will be profitable. The opening and profitability of restaurants are subject to various risk factors including the identification, availability and lease or purchase terms of suitable sites, both traditional and non-traditional; the ability of the Company and its franchisees to finance new restaurant development;the ability to meet construction schedules, permitting and regulatory compliance; and the sales and cost performance of the individual new restaurants.

     The growth of JACK IN THE BOX restaurants outside the United States is subject to a number of additional factors. The Company has limited experience with international franchise development. The growth and profitability of international restaurants are subject to the financial, development and operational capabilities of franchisees, the franchisees' ability to develop a support structure and adequately support subfranchisees, the franchisees' adherence to the Company's operational standards, as well as currency regulations and fluctuations.

     Because the Company's business is regional, with approximately 75% of its company-operated and franchised restaurants located in the states of California and Texas, the economic conditions and weather conditions affecting those states may have a material impact upon the Company's results. The Company has a substantial number of minimum wage employees and employees who are paid at wage rates slightly above the minimum wage. As federal and/or state minimum wage rates increase, the Company may need to increase not only the wages of its minimum wage employees but also the wages paid to the employees at wage rates which are above minimum wage. If competitive pressures or other factors prevent the Company from offsetting the increased costs by increases in prices, the Company's profitability may decline.

     The Company has been required under SFAS 109, because of operating losses incurred over the past several years, to establish valuation allowances against deferred tax assets recorded for net operating losses, tax credit carryforwards and various other items. Until there is sufficient available evidence that the Company will be able to realize such deferred tax assets through future taxable earnings, the Company's tax provision will be highly sensitive to the expected annual level of earnings, the impact of the alternative minimum tax under the Internal Revenue Code and the limited current recognition of the deferred tax assets. As a result of changing expectations, the relationship of the Company's income tax provision to pre-tax earnings will vary more significantly from quarter to quarter and year to year than companies that have been continuously profitable. However, the Company's effective tax rates are likely to increase in the future.

     The Company is highly leveraged. Its substantial indebtedness may limit the Company's ability to respond to changing business and economic conditions. The contracts under which the Company acquired its debt impose significant operating and financial restrictions which limit the Company's ability to borrow money, sell assets or make capital expenditures or investments without the approval of certain lenders. In addition to cash flows generated by operations, other financing alternatives may be required in order to repay the Company's substantial debt as it comes due. There can be no assurance that the Company will be able to refinance its debt or obtain additional financing or that any such financing will be on terms favorable to the Company.

ITEM 2.  PROPERTIES
         ----------

     At September 29, 1996, Foodmaker owned 538 JACK IN THE BOX restaurant buildings, including 326 located on land covered by ground leases. In addition, it leased 620 restaurants where both the land and building are leased. Some of these restaurants are operated by franchisees. The remaining lease terms of ground leases range from approximately one year to 49 years, including renewal option periods. The remaining lease terms of Foodmaker's other leases range from approximately one year to 40 years, including renewal option periods. In addition, at September 29, 1996, franchisees directly owned or leased 112 restaurants.

                                            Company-    Franchise-
                                            operated     operated       Total
                                           restaurants  restaurants  restaurants
                                           -----------  -----------  -----------
Company-owned restaurant buildings:
  On Company-owned land . . . . . . . . . .    141           71          212
  On ground-leased land . . . . . . . . . .    277           49          326
   Subtotal . . . . . . . . . . . . . . . .    418          120          538
Company-leased restaurant buildings
  on leased land . . . . . . . . . . .  . .    461          159          620
Franchise directly-owned or directly-leased
  restaurant buildings. . . . . . . . . . .     --          112          112
                                               ---          ---        -----
Total restaurant buildings. . . . . . . . .    879          391        1,270
                                               ===          ===        =====

     The Company's leases generally provide for the payment of fixed rentals (with cost-of-living index adjustments) plus real estate taxes, insurance and other expenses; in addition, many of the leases provide for contingent rentals of between 2% and 10% of the restaurant's gross sales. The Company has generally been able to renew its restaurant leases as they expire at then current market rates. At September 29, 1996, the leases had initial terms expiring as follows:

                                                         Number of restaurants
                                                         ---------------------
    Years initial                                                     Land and
     lease term                                           Ground      building
      expires                                             leases       leases
     ---------                                            ------      --------
     1997-2001. . . . . . . . . . . . . . . . . . . .      114          124
     2002-2006. . . . . . . . . . . . . . . . . . . .      112          181
     2007-2011. . . . . . . . . . . . . . . . . . . .       63          241
     2012 and later . . . . . . . . . . . . . . . . .       37           74
                                                           ---          ---
                                                           326          620
                                                           ===          ===

     In addition, the Company owns its principal executive offices in San Diego, California, consisting of approximately 150,000 square feet.

     The Company owns one warehouse and leases an additional seven with remaining terms ranging from one year to 21 years, including renewal option periods.

     Substantially all the Company's real and personal property are pledged as collateral for various components of the Company's long-term debt.

ITEM 3.  LEGAL PROCEEDINGS
         -----------------
     Various claims and legal proceedings are pending against the Company in a federal court and in state courts in the state of Washington, seeking monetary damages for personal injuries relating to the outbreak of food-borne illness (the "Outbreak") attributed to hamburgers served at JACK IN THE BOX restaurants. The Company, in consultation with its insurance carriers and attorneys, does not anticipate that the total liability on all such lawsuits and claims will exceed the coverage available under its applicable insurance policies.

     The Company is engaged in litigation with the Vons Companies, Inc. ("Vons") and other suppliers seeking reimbursement for all damages, costs and expenses incurred in connection with the Outbreak. The initial litigation was filed by the Company on February 4, 1993. Vons has filed cross-complaints against the Company and others alleging certain contractual, indemnification and tort liabilities; seeking damages in unspecified amounts and a declaration of the rights and obligations of the parties. The claims of the parties arise out of two separate lawsuits which have been consolidated and are now set for trial in the Los Angeles Superior Court, Los Angeles, California in July
1997.

     On April 6, 1996 an action was filed by one of the Company's international franchisees, Wolsey, Ltd., in the United States District Court in San Diego, California against the Company and its directors, its international franchising subsidiary, and certain officers of the Company and others. The complaint alleges certain contractual, tort and law violations related to the franchisees' development rights in the Far East and seeks damages in excess of $25 million, injunctive relief, attorneys fees and costs. The Company has successfully dismissed portions of the complaint, including the single claim alleging wrongdoing by the Company's outside directors. Management believes the remaining allegations are without foundation and intends to vigorously defend the action.

     On November 5, 1996 an action was filed by the "National JIB Franchisee Association, Inc." (the "Association") and several of the Company's franchisees in the Superior Court of California, County of San Diego in San Diego, California, against the Company and others. The lawsuit alleges that certain Company policies are unfair business practices and violate sections of the California Corporations Code regarding material modifications of franchise agreements and interfere with franchisees' right of association. It seeks injunctive relief, a declaration of the rights and duties of the parties, unspecified damages and recission of alleged material modifications of plaintiffs' franchise agreements. The complaint also alleges fraud, breach of a fiduciary duty and breach of a third party beneficiary contract in connection with certain payments that the Company received from suppliers and seeks unspecified damages, interest, punitive damages and an accounting. Management believes that its policies are lawful and that it has satisfied any obligation to its franchisees in regard to such supplier payments.

     On December 10, 1996, a suit was filed by the Company's Mexican licensee, Foodmex, Inc., in the United States District Court in San Diego, California against the Company and its international franchising subsidiary. Foodmex formerly operated several JACK IN THE BOX franchise restaurants in Mexico, but its licenses were terminated by the Company for, among other reasons, chronic insolvency and failure to meet operational standards. Foodmex's suit alleges wrongful termination of its master license, breach of contract and unfair competition and seeks an injunction to prohibit termination of its license as well as unspecified monetary damages. The Company believes its termination of the Foodmex license was proper, and that there is no merit to the Foodmex claims. The Company intends to vigorously defend the action.

     On February 2, 1995, an action by Christina Jorgensen was filed against the Company in the U.S. District Court in San Francisco, California alleging that restrooms at a JACK IN THE BOX restaurant failed to comply with laws regarding disabled persons and seeking damages in unspecified amounts, punitive damages, injunctive relief, attorneys fees and prejudment interest.
In an amended complaint damages are also sought on behalf of all physically disabled persons who have been denied access to restrooms at the restaurant.
A motion has been filed, but has not been heard, to permit the lawsuit to proceed as a class action and to include all Company-operated restaurants.

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

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
         ---------------------------------------------------
     No matters were submitted to a vote of security holders during the fourth quarter ended September 29, 1996.

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS
         ---------------------------------------------------------------------
     The following table sets forth the high and low closing sales prices for the common stock during the quarters indicated, as reported on the New York Stock Exchange-Composite Transactions:

                16 weeks ended                   12 weeks ended
                                 --------------------------------------------
                 Jan. 22, 1995   Apr. 16, 1995    July 9, 1995   Oct. 1, 1995
                 -------------   -------------    ------------   ------------
  High . . . . .      5 5/8           4 3/8           5 5/8          6 7/8
  Low. . . . . .      3 7/8           3 3/8           3 7/8          5 1/4


                16 weeks ended                   12 weeks ended
                                 ----------------------------------------------
                 Jan. 21, 1996   Apr. 14, 1996    July 7, 1996   Sept. 29, 1996
                 -------------   -------------    ------------   --------------
  High . . . . .      6 1/8           7 3/4           8 7/8           10 1/8
  Low. . . . . .        5             5 7/8           6 7/8            6 3/4


     Foodmaker has not paid any cash or other dividends (other than the issuance of the Rights) during its last two fiscal years and does not anticipate paying dividends in the foreseeable future. The Company's credit agreements prohibit and its public debt instruments restrict the Company's right to declare or pay dividends or make other distributions with respect to shares of its capital stock.

     As of September 29, 1996, there were approximately 800 holders of record.

ITEM 6.  SELECTED FINANCIAL DATA
         -----------------------
     The selected data presented in the following table summarizes certain consolidated financial information concerning the Company and is derived from financial statements which have been audited by KPMG Peat Marwick LLP, independent certified public accountants. Chi-Chi's results of operations are included through January 27, 1994, the date of Chi-Chi's sale. The capital structure changed as the result of the 1992 recapitalization of the Company. The Company's fiscal year is 52 or 53 weeks, ending the Sunday closest to September 30.


                                        52 weeks        52 weeks        52 weeks        53 weeks        52 weeks
                                          ended           ended           ended           ended           ended
Statement of Operations Data:            9/26/95         10/1/95         10/2/94         10/3/93         9/27/92
-----------------------------            -------         -------         -------         -------         -------
Revenues:
  Restaurant sales. . . . . . . . . .  $  892,029      $  804,084      $  843,038      $1,088,269      $1,061,904
  Distribution sales. . . . . . . . .     132,421         179,689         171,711         108,546         104,041
  Franchise rents and royalties . . .      34,048          32,530          33,740          35,232          38,803
  Other revenues. . . . . . . . . . .       4,324           2,413           4,837           8,680          14,585
                                       ----------      ----------      ----------      ----------      ----------
  Total revenues. . . . . . . . . . .   1,062,822       1,018,716       1,053,326       1,240,727       1,219,333
                                       ----------      ----------      ----------      ----------      ----------
Costs of revenues (1) . . . . . . . .     919,211         903,479         950,952       1,147,157       1,018,330
Equity in loss of FRI (2) . . . . . .          --          57,188           2,108              --              --
Selling, general and administrative
 expenses (3) . . . . . . . . . . . .      72,134          78,044          78,323         102,183          89,834
Interest expense. . . . . . . . . . .      46,126          48,463          55,201          57,586          72,455
                                       ----------      ----------      ----------      ----------      ----------
Earnings (loss) before income taxes
 (benefit), extraordinary item, and
 cumulative effect of changes in
 accounting principles. . . . . . . .      25,351         (68,458)        (33,258)        (66,199)         38,714
Income taxes (benefit). . . . . . . .       5,300             500           3,010         (22,071)         16,818
                                       ----------      ----------      ----------      ----------      ----------
Earnings (loss) before extraordinary
 item and cumulative effect of
 changes in accounting principles . .      20,051         (68,958)        (36,268)        (44,128)         21,896
Extraordinary item - loss on early
 extinguishment of debt, net of
 income taxes . . . . . . . . . . . .          --              --          (3,302)             --         (63,651)
Cumulative effect on prior years of
 adopting SFAS 106 and SFAS 109 . . .          --              --              --         (53,980)             --
                                       ----------      ----------      ----------      ----------      ----------
Net earnings (loss) . . . . . . . . .  $   20,051      $  (68,958)     $  (39,570)     $  (98,108)     $  (41,755)
                                       ==========      ==========      ==========      ==========      ==========
Earnings (loss) per share before
 extraordinary item and cumulative
 effect of changes in accounting
 principles . . . . . . . . . . . . .  $      .51      $    (1.77)     $     (.94)     $    (1.15)     $      .67
Earnings (loss) per share . . . . . .  $      .51      $    (1.77)     $    (1.03)     $    (2.55)     $    (1.28)

Balance Sheet Data (at end of period):
-------------------------------------
Current assets. . . . . . . . . . . .  $  96,476       $   97,889      $  107,486      $   93,534      $  106,311
Current liabilities . . . . . . . . .    147,063          132,017         140,238         202,194         153,851
Total assets. . . . . . . . . . . . .    653,638          662,674         740,285         897,280         915,487
Long-term debt. . . . . . . . . . . .    396,340          440,219         447,822         500,460         501,083
Stockholders' equity. . . . . . . . .     51,384           31,253         100,051         139,132         246,933
-------------------------------------

  <F1> Reflects a provision of $44.5 million for the year ended October 3, 1993 to cover franchisee settlements and associated costs related to the Outbreak of food-borne illness.
  <F2> Reflects the complete write-off of the Company's $57.2 million investment in Family Restaurants, Inc.
       for the year ended October 1, 1995.
  <F3> Includes the recognition of an $8 million stockholders' lawsuit settlement for the year ended October 1,
       1995.

ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
         -----------------------------------------------------------------------
         OF OPERATIONS
         -------------

Results of Operations

     All comparisons under this heading between 1996, 1995 and 1994 refer to the 52-week periods ended September 29, 1996, October 1, 1995 and October 2, 1994, respectively, unless otherwise indicated. On January 27, 1994, the Company contributed its entire Chi-Chi's Mexican restaurant chain to FRI in exchange for a 39% equity interest in FRI and other consideration, including cash, debt assumption and a warrant to acquire additional shares as described in Note 2 to the consolidated financial statements. The 1996 and 1995 consolidated statements of operations, therefore, do not include Chi-Chi's results of operations and 1994 only includes Chi-Chi's for the first fiscal quarter, while it was a subsidiary of the Company.

Revenues

     JACK IN THE BOX Company-operated restaurant sales were $892.0 million, $804.1 million and $719.8 million in 1996, 1995 and 1994, respectively. The sales improvements from the prior year of $87.9 million, or 10.9%, in 1996 and $84.3 million, or 11.7%, in 1995 reflect increases in both per store average sales and in the average number of restaurants. Per store average ("PSA") sales for comparable restaurants increased compared to the prior year 7.2% in 1996 and 3.5% in 1995. Sales improved under the Company's two-tier marketing strategy offering customers premium sandwiches and hamburgers as well as value-priced product alternatives and which features a compelling advertising campaign. The average number of Company-operated restaurants were 868, 839 and 761 in 1996, 1995 and 1994, respectively. Chi-Chi's restaurant sales were $123.2 million in the first quarter of 1994.

     Distribution sales of food and supplies were $132.4 million, $179.7 million and $171.7 million in 1996, 1995 and 1994, respectively. Distribution sales to franchise-operated restaurants decreased $31.3 million to $67.3 million in 1996 from $98.6 million in 1995 as JACK IN THE BOX franchisees transitioned to their recently-formed purchasing cooperative which contracts with another supplier for distribution services. Most franchisees have elected to participate in the cooperative, which has and will result in a substantial decline in distribution sales. The loss of these extremely low profit margin sales is not expected to have a material effect on the profits of the Company. Distribution sales to FRI and others have also declined $16.0 million to $65.1 million in 1996 from $81.1 million in 1995. The $8.0 million sales improvement in 1995 as compared to 1994 is primarily due to recording sales to Chi-Chi's restaurants in the first quarter of 1995 and excluding them as intercompany sales in the same quarter of 1994 since Chi-Chi's was a subsidiary of the Company at that time.

     JACK IN THE BOX franchise rents and royalties were $34.0 million, $32.5 million and $33.6 million in 1996, 1995 and 1994, respectively, at just slightly more than 10% of sales of franchise-operated restaurants in each of those years. Franchise restaurant sales increased approximately 5% to $337.0 million in 1996 from $319.6 million in 1995, principally due to PSA sales increases at domestic franchise-operated restaurants, which were also helped by the marketing initiatives that contributed to sales improvements at Company-operated restaurants. Franchise restaurant sales declined approximately 3% in 1995 from $330.1 million in 1994, as PSA sales increases in 1995 were insufficient to offset a 6.5% decrease in the average number of franchise-operated restaurants due to the Company's acquisition from franchisees of 42 restaurants in 1995 and 44 restaurants in 1994. Chi-Chi's franchise rents and royalties were $.1 million in the first quarter of 1994.

     JACK IN THE BOX other revenues, which include interest income on investments and notes, as well as franchise development fees, were $4.3 million, $2.4 million and $4.3 million in 1996, 1995 and 1994, respectively. Other revenues were greater in 1996 and 1994 principally due to interest earned on higher levels of invested cash in those years. Chi-Chi's other revenues were $.5 million in the first quarter of 1994.

Costs and Expenses

     JACK IN THE BOX restaurant costs of sales, which include food and packaging costs, were $291.0 million, $258.6 million and $234.3 million in 1996, 1995 and 1994, respectively. As a percent of restaurant sales, cost of sales were
                                    -12-

32.6% in 1996, 32.2% in 1995 and 32.6% in 1994.  Restaurant costs of sales percentages increased in 1996 compared to 1995 principally due to higher packaging costs and declined in 1995 compared to 1994 principally due to favorable ingredient costs. Chi-Chi's restaurant costs of sales were $32.7 million in the first quarter of 1994.

     JACK IN THE BOX restaurant operating costs were $478.0 million, $447.2 million and $414.6 million in 1996, 1995 and 1994, respectively. As a percent of restaurant sales, operating costs were 53.6% in 1996, 55.6% in 1995 and 57.6% in 1994, declining each year principally due to labor efficiencies and lower percentages of occupancy and other operating expenses. While occupancy and other operating expenses increase with the addition of each new restaurant, such expenses for existing restaurants have increased at a slower rate than the increase in PSA restaurant sales. Chi-Chi's restaurant operating costs were $80.7 million in the first quarter of 1994.

     Costs of distribution sales were $130.2 million in 1996, $175.7 million in 1995 and $165.8 million in 1994, reflecting the changes in distribution sales. Costs of distribution sales have increased as a percent of distribution sales to 98.4% in 1996 from 97.8% in 1995 and 96.6% in 1994. Decreases in distribution margins are due primarily to the effect of the loss of franchise business and declining sales to Chi-Chi's.

     JACK IN THE BOX franchised restaurant costs, which consist principally of rents and depreciation on properties leased to franchisees and other miscellaneous costs, were $20.0 million, $21.9 million and $22.7 million in 1996, 1995 and 1994, respectively. The decline in such costs reflects a decrease in the average number of franchise-operated restaurants to 388 in 1996 from 395 in 1995 and 423 in 1994. Chi-Chi's franchised restaurant costs were $.1 million in the first quarter of 1994.

     JACK IN THE BOX selling, general and administrative expenses were $72.1 million, $78.0 million and $69.2 million in 1996, 1995 and 1994, respectively. Advertising and promotion costs have declined progressively as a percent of restaurant sales to 5.3% in 1996 from 5.6% in 1995 and 6.0% in 1994, as the Company reduced its extra contributions to the marketing fund and its use of local promotions. In 1996 the Company received from suppliers cooperative advertising funds of $4.8 million, or 0.5% of revenues, which formerly had been contributed directly to the marketing fund. In 1995 general, administrative and other costs include an $8.0 million litigation settlement with stockholders and a $1.9 million gain on the curtailment of postretirement benefits, a net increase to such expenses of $6.1 million, or 0.6% of revenues. Excluding the above items, general, administrative and other costs as a percent of revenues were approximately 2.8% of revenues in each year. Chi-Chi's selling, general and administrative expenses were $9.1 million in the first quarter of 1994.

     Interest expense was $46.1 million, $48.5 million and $55.2 million in 1996, 1995 and 1994, respectively. Interest expense decreased from the prior year by $2.4 million in 1996 and $6.7 million in 1995, principally due to a reduction in total debt outstanding and lower other financing costs. Total debt at September 29, 1996 was $398.2 million compared to $533.6 million at the beginning of fiscal year 1994. Interest expense in 1996 reflects interest savings associated with the early retirement of $42.8 million of the Company's 14 1/4% senior subordinated notes, due in May 1998. With the sale of Chi-Chi's in 1994, the Company eliminated Chi-Chi's debt and used proceeds from the sale to repay the bank credit line, the 13 1/2% senior notes and the 12 3/4% senior notes.

     The 1996 tax provision reflects the effective annual tax rate of 21% of pretax earnings. The low effective annual income tax rate results from the Company's ability to realize previously unrecognized tax benefits. Although the Company incurred a loss in 1995, income taxes of $.5 million were provided due to required minimum taxes and the Company's inability to recognize the benefit from the carryover of losses to future years under Statement of Financial Accounting Standards ("SFAS") 109, Accounting for Income Taxes. Considering the sale of Chi-Chi's combined with the Company's losses, the rules under SFAS 109 required the Company to provide in 1994 a non-cash valuation allowance of approximately $14.0 million for previously recognized tax benefits, resulting in income tax expense of $3.0 million in 1994, rather than a tax benefit related to the pretax loss.

     In 1994 the Company incurred an extraordinary loss of $5.1 million, less income tax benefits of $1.8 million, on the early extinguishment of senior notes and the debt outstanding under its then existing bank credit facility, which was then terminated.

Liquidity and Capital Resources

     Cash and cash equivalents increased $6.1 million to $42.0 million at September 29, 1996 from $35.9 million at the beginning of the fiscal year. The cash increase reflects cash flow from operations of $84.1 million in 1996, principal payments on debt of $44.7 million and capital expenditures of $33.2 million.

     The Company's working capital deficit increased $16.5 million to $50.6 million at September 29, 1996 from $34.1 million at the end of 1995, principally due to increases in insurance, advertising and payroll liabilities and a decline in accounts receivable as franchisees transitioned to another distributor and repaid other obligations to the Company. The Company, and the restaurant industry in general, maintain relatively low levels of receivables and inventories and vendors grant trade credit for purchases such as food and supplies. The Company also continually invests in its business through the addition of new units and refurbishment of existing units, which are reflected as long-term assets and not as part of working capital.

     Total debt outstanding declined $43.9 million to $398.2 million at September 29, 1996 from $442.1 million at October 1, 1995. On May 15, 1996, the Company used $43.5 million of available cash to prepay the 14 q% senior subordinated notes due in May 1998.

     The Company's revolving bank credit agreement, which was amended and restated March 15, 1996, expires December 31, 1998 and provides for a credit facility of up to $60 million, including letters of credit of up to $25 million. At September 29, 1996, the Company had no borrowings and approximately $50.9 million of unused credit under the agreement. The Company is subject to a number of covenants under its various credit agreements including limitations on additional borrowings, capital expenditures, lease commitments and dividend payments, and requirements to maintain certain financial ratios, cash flows and net worth. Substantially all of the Company's real estate and machinery and equipment is pledged to its lenders under the credit agreement and other secured notes.

     The Company's primary sources of liquidity are expected to be cash flows from operations, the revolving bank credit facility, and the sale and leaseback of restaurant properties. An additional potential source of liquidity is the conversion of Company-operated restaurants to franchised restaurants. The Company requires capital principally to grow the business through new restaurant construction, as well as to maintain, improve and refurbish existing restaurants, and for general operating purposes.

     Based upon current levels of operations and anticipated growth, the Company expects that sufficient cash flows will be generated from operations so that, combined with other financing alternatives available, including utilization of cash on hand, the bank credit facility and the sale and leaseback of restaurants, the Company will be able to meet all of its debt service, capital expenditure and working capital requirements.

     On August 7, 1992, the Board of Directors of the Company authorized the purchase of up to 2 million shares of the Company's outstanding common stock in the open market, for an aggregate amount not to exceed $20 million. At September 29, 1996, the Company had acquired 1,412,654 shares for an aggregate cost of $14.5 million, none of which were acquired in 1996.

Seasonality

     The Company's restaurant sales and profitability are subject to seasonal fluctuations and are traditionally higher during the spring and summer months because of factors such as increased travel and improved weather conditions which affect the public's dining habits.

New Accounting Standards

     In March 1995, the Financial Accounting Standards Board issued SFAS 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of, effective for fiscal years beginning after December 15, 1995. SFAS 121 requires impairment losses to be recorded on long-lived assets used in operations when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the assets' carrying amount. SFAS 121 also addresses the accounting for long-lived assets that are expected to be disposed of. The Company does not believe, based on current circumstances, the effect of adoption of SFAS 121 will be material.

     In October 1995, the Financial Accounting Standards Board issued SFAS 123, Accounting for Stock-Based Compensation, effective for fiscal years beginning after December 15, 1995. SFAS 123 establishes the fair value based method of accounting for stock-based compensation arrangements, under which compensation cost is determined using the fair value of the stock option at the grant date and the number of options vested, and is recognized over the periods in which the related services are rendered. The Company plans to retain its current intrinsic value based method, as allowed by SFAS 123, and will be required to disclose the pro forma effect of adopting the fair value based method.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
         -------------------------------------------

     The consolidated financial statements and related financial information required to be filed are indexed on page F-1 and are incorporated herein.

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND
         ---------------------------------------------------------------
         FINANCIAL DISCLOSURE
         --------------------

     Not applicable.

                                  PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
         --------------------------------------------------

     The following table provides certain information about each of the Company's current directors and executive officers as of January 1, 1997:

       Name                     Age     Position with the Company(6)
       ----                     ---     ----------------------------
Robert J. Nugent(1)              55     President, Chief Executive Officer and
                                         Director
Charles W. Duddles               56     Executive Vice President, Chief
                                        Financial  Officer, Chief Administrative
                                        Officer and Director
Kenneth R. Williams              54     Executive Vice President, Marketing and
                                        Operations
Lawrence E. Schauf               51     Executive Vice President, Corporate
                                        Counsel and Corporate Secretary
William E. Rulon                 64     Senior Vice President
Donald C. Blough                 48     Vice President, Management Information
                                         Systems
Bruce N. Bowers                  50     Vice President, Purchasing and
                                         Distribution
Carlo E. Cetti                   52     Vice President, Human Resources and
                                         Strategic Planning
Bradford R. Haley                38     Vice President, Marketing
                                         Communications
William F. Motts                 53     Vice President, Restaurant Development
Paul L. Schultz                  42     Vice President, Operations
David M. Theno, Ph.D.            46     Vice President, Quality Assurance,
                                         Research and Development and
                                         Product Safety
Linda A. Vaughan                 38     Vice President, New Products and
                                         Promotions
Darwin J. Weeks                  50     Vice President, Controller and
                                         Chief Accounting Officer
Jack W. Goodall(1)(3)            58     Chairman of the Board
Michael E. Alpert                54     Director
Paul T. Carter(2)                74     Director
Edward Gibbons(1)(2)(3)(4)(5)    60     Director
Leonard I. Green(2)(3)(4)(5)     63     Director
L. Robert Payne(2)(5)            63     Director
Christopher V. Walker            50     Director
----------------------------------
(1)  Member of the Executive Committee.
(2)  Member of the Audit Committee.
(3)  Member of the Compensation Committee.
(4)  Member of the Stock Option Committee.
(5)  Member of the Investment Committee.
(6) Directors and officers are elected annually. Each director and officer holds his office until his successor has been elected and qualified or until he resigns or is removed.

     Mr. Nugent has been President and Chief Executive Officer of the Company since April 1996. He was Executive Vice President of the Company from February 1985 to April 1996 and President and Chief Operating Officer of the JACK IN THE BOX Division of the Company from May 1988 to April 1996. He has been a director since February 1988.

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

     Mr. Williams has been Executive Vice President of the Company since May 1996. He was Senior Vice President of the Company from January 1993 to May 1996 and Executive Vice President of Marketing and Operations,
JACK IN THE BOX Division from November 1994 to May 1996. He was Executive Vice President of Operations, JACK IN THE BOX Division from May 1988 until November 1994. He was temporarily President and Chief Executive Officer of Chi-Chi's from June 1992 to January 1993. He was previously Vice President of the Company and Vice President, Operations-Division I from January 1985 to May 1988.

     Mr. Schauf has been Executive Vice President, Corporate Counsel and Corporate Secretary of the Company since August 1996. Prior to joining Foodmaker he was Senior Vice President, General Counsel and Secretary of Wendy's International, Inc. from February 1991 to August 1996. He was previously Vice President, General Counsel and Secretary of Wendy's International, Inc. from September 1987 to February 1991.

     Mr. Rulon has been Senior Vice President of the Company since October 1985. He was Secretary of the Company from October 1985 to August 1996 and was previously Secretary and Treasurer of the Company from March 1976 to July
1981 and Senior Vice President, Secretary and Treasurer from July 1981 to October 1985. Mr. Rulon is also a trustee of Income Managers Trust,
Neuberger & Berman Income Funds and Neuberger & Berman Income Trust.

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

     Mr. Haley has been Vice President of the Company and Vice President of Marketing Communications of JACK IN THE BOX Division since February 1995. He was previously Division Vice President, Marketing Communications from October 1992 until February 1995. Prior to joining Foodmaker, he was a marketing consultant, principally on the development of new retail food products, from November 1991 to October 1992.

     Mr. Motts has been Vice President of the Company and Vice President of Restaurant Development of JACK IN THE BOX Division since September 1988. He was Division Vice President, Restaurant Construction from August 1984 through August 1988 and was Director, Restaurant Construction from April 1983 to August 1984.

     Mr. Schultz has been Vice President of the Company since May 1988 and Vice President of Operations, JACK IN THE BOX Division since November 1994. He was Vice President of Domestic Franchising, JACK IN THE BOX Division from October 1993 until November 1994. He was previously Vice President of JACK
IN THE BOX
                                    -17-

Operations-Division I from May 1988 to October 1993, temporarily Vice President of JACK IN THE BOX Operations and Domestic Franchising from June 1992 to January 1993, Regional Manager of Los Angeles from August 1985 to May 1988.

     Dr. Theno has been Vice President, Quality Assurance, Research and Development and Product Safety of the Company since April 1994. He was Vice President, Quality Assurance and Product Safety from March 1993 to April 1994. Prior to joining Foodmaker, he was previously Managing Director and Chief Executive Officer of Theno & Associates, Inc., an agribusiness consulting firm, from January 1990 to March 1993 and Director of Technical Services for Foster Farms from March 1982 to December 1989.

     Ms. Vaughan has been Vice President, New Product and Promotions of the Company since February 1996. She was Division Vice President, New Products and Promotions from November 1994 until February 1996. Previously, she was Manager, Product Marketing from October 1993 until November 1994 and Manager Franchise Analysis from November 1992 to October 1993. She was Senior Financial Analyst, Franchise Analysis, from October 1991 until November 1992.

     Mr. Weeks has been Vice President, Controller and Chief Accounting Officer of the Company since August 1995 and was previously Division Vice President and Assistant Controller for the Company from April 1982 through July 1995.

     Mr. Goodall has been Chairman of the Board since October 1985. For more than five years prior to his retirement in April 1996, he was President and Chief Executive Officer of the Company. Mr. Goodall is a director of Van Camp Seafood Company, Inc., Thrifty Payless, Inc. and Ralcorp Holdings, Inc.

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

     Mr. Green has been a director of the Company since October 1985 and has been a general partner of Leonard Green & Partners, an investment firm, since June 1989. For more than five years preceding that date, he was a partner of Gibbons Green. Mr. Green is also a director of Big 5 Corporation, Carr-Gottstein Foods Co., Communications & Power Industries, Inc. and Horace Mann Educators Corporation.

     Mr. Payne has been a director of the Company since August 1986. He has been President and Chief Executive Officer of Multi-Ventures, Inc. since February 1976 and was Chairman of the Board of Grossmont Bank, a wholly-owned subsidiary of Bancomer, S.A., from February 1974 until October 1995. Multi-Ventures, Inc. is a real estate development and investment company that is also the managing partner of the San Diego Mission Valley Hilton and the Hanalei Hotel. He was a principal in the Company prior to its acquisition by its former parent Ralston Purina Company in 1968.

     Mr. Walker has been a director of the Company since February 1988. Mr. Walker has been a Managing Director of Trust Company of the West since April 1995. He was a general partner of Leonard Green & Partners, an investment firm from September 1989 until March 1995. He was associated with Gibbons Green from November 1985 and was a partner thereof from January 1989 until September 1989.

     That portion of Foodmaker's definitive Proxy Statement appearing under the captions "Information About the Board of Directors and Committees of the Board" and "Nonconforming Securities and Exchange Commission Filings" to be filed with the Commission pursuant to Regulation 14A within 120 days after September 29, 1996 and to be used in connection with its 1997 Annual Meeting of Stockholders is hereby incorporated by reference.

ITEM 11. EXECUTIVE COMPENSATION
         ----------------------

     That portion of Foodmaker's definitive Proxy Statement appearing under the caption "Executive Compensation" to be filed with the Commission pursuant to Regulation 14A within 120 days after September 29, 1996 and to be used in connection with its 1997 Annual Meeting of Stockholders is hereby incorporated by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
         --------------------------------------------------------------

     That portion of Foodmaker's definitive Proxy Statement appearing under the caption "Security Ownership of Certain Beneficial Owners and Management" to be filed with the Commission pursuant to Regulation 14A within 120 days after September 29, 1996 and to be used in connection with its 1997 Annual Meeting of Stockholders is hereby incorporated by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
         ----------------------------------------------

     That portion of Foodmaker's definitive Proxy Statement appearing under the caption "Certain Transactions" to be filed with the Commission pursuant to Regulation 14A within 120 days after September 29, 1996 and to be used in connection with its 1997 Annual Meeting of Stockholders is hereby incorporated by reference.

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K
         ---------------------------------------------------------------

ITEM 14(a)(1) Financial Statements. See the index to consolidated financial statements on page F-1 of this report.

ITEM 14(a)(2)  Financial Statement Schedules.  Not applicable.

ITEM 14(a)(3)  Exhibits.

Number          Description
------          -----------
3.1             Restated Certificate of Incorporation
3.2             Restated Bylaws(8)
4.2             Indenture for the 9 1/4% Senior Notes due 1999(4)
4.3             Indenture for the 9 3/4% Senior Subordinated Notes due 2002(4)

                (Instruments with respect to the registrant's long-term debt not in excess of 10% of the total assets of the registrant and its subsidiaries on a consolidated basis have been omitted. The registrant agrees to furnish supplementally a copy of any such instrument to the Commission upon request.)

10.1            Amended and Restated Revolving Credit Agreement dated as of
                March 15, 1996, as amended as of April 5, 1996 by the Agreement to Add Banks, among Foodmaker, Inc. and the Banks named
                therein(7)
10.1.1          First Amendment dated as of November 26, 1996 to the Amended and Restated Revolving Credit Agreement dated as of March 15,
                1996, as amended as of April 5, 1996 by the Agreement to Add
                Banks, among Foodmaker, Inc. and the Banks named therein
10.2            Purchase Agreements dated as of January 22, 1987 between
                Foodmaker, Inc. and FFCA/IIP 1985 Property Company and FFCA/IIP
                1986 Property Company(1)
10.3            Land Purchase Agreements dated as of February 18, 1987, by and between Foodmaker, Inc. and FFCA/IPI 1984 Property Company and
                FFCA/IPI 1985 Property Company and Letter Agreement relating thereto(1)
10.4            1992 Employee Stock Incentive Plan(3)
10.5            Capital Accumulation Plan for Executives(2)
10.6            Supplemental Executive Retirement Plan(2)
10.7            Performance Bonus Plan(5)
10.8            Deferred Compensation Plan for Non-Management Directors(6)
10.9            Non-Employee Director Stock Option Plan(6)
10.10           Form of Compensation and Benefits Assurance Agreement for
                Executives
23.1            Consent of KPMG Peat Marwick LLP
27              Financial Data Schedule (included only with electronic filing)
-----------------
  (1) Previously filed and incorporated herein by reference from registrant's Registration Statement on Form S-1 (No. 33-10763) filed
       February 24, 1987.
  (2) Previously filed and incorporated herein by reference from registrant's Annual Report on Form 10-K for the fiscal year ended September 30, 1990.
  (3) Previously filed and incorporated herein by reference from registrant's Quarterly Report on Form 10-Q for the quarter ended January 19, 1992.
  (4) Previously filed and incorporated herein by reference from registrant's Quarterly Report on Form 10-Q for the quarter ended April 12, 1992.
  (5) Previously filed and incorporated herein by reference from registrant's Annual Report on form 10-K for the fiscal year ended September 27, 1992.
  (6) Previously filed and incorporated herein by reference from registrant's Definitive Proxy Statement dated January 17, 1995 for the Annual Meeting of Stockholders on February 17, 1995.
  (7) Previously filed and incorporated herein by reference from registrant's Quarterly Report on Form 10-Q for the quarter ended April 14, 1996.
  (8) Previously filed and incorporated herein by reference from registrant's Current Report on Form 8-K as of July 26, 1996.

ITEM 14(b) During the fourth quarter ended September 29, 1996, the Company filed with the Securities and Exchange Commission a report on Form 8-K under item 5 thereof, the amendment of the Bylaws of the Company and the adoption of a Stockholder Rights Plan.

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


                                  FOODMAKER, INC.

                                  By: CHARLES W. DUDDLES
                                      ---------------------
                                      Charles W. Duddles
                                      Executive Vice President,
                                      Chief Financial Officer, Chief
                                      Administrative Officer and Director
                                      Date:  December 23, 1996

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


   Signature               Title                                   Date
   ---------               -----                                   ----
JACK W. GOODALL         Chairman of the Board                 December 23, 1996
----------------------
Jack W. Goodall

ROBERT J. NUGENT        President, Chief Executive Officer    December 23, 1996
----------------------  and Director
Robert J. Nugent        (Principal Executive Officer)

CHARLES W. DUDDLES      Executive Vice President,             December 23, 1996
----------------------  Chief Financial Officer, Chief
Charles W. Duddles      Administrative Officer and Director
                        (Principal Financial Officer)

DARWIN J. WEEKS         Vice President, Controller and        December 23, 1996
----------------------  Chief Accounting Officer
Darwin J. Weeks         (Principal Accounting Officer)

MICHAEL E. ALPERT       Director                              December 23, 1996
----------------------
Michael E. Alpert

PAUL T. CARTER          Director                              December 23, 1996
----------------------
Paul T. Carter

EDWARD GIBBONS          Director                              December 23, 1996
----------------------
Edward Gibbons

                        Director                              December   , 1996
----------------------
Leonard I. Green

L. ROBERT PAYNE         Director                              December 23, 1996
----------------------
L. Robert Payne

                        Director                              December   , 1996
----------------------
Christopher V. Walker

                  INDEX TO CONSOLIDATED FINANCIAL STATEMENTS


Foodmaker, Inc. and Subsidiaries Consolidated Financial Statements for the 52-week periods ended September 29, 1996, October 1, 1995 and
October 2, 1994.

                                                                        Page
                                                                        ----
             Independent Auditors' Report. . . . . . . . . . .           F-2

             Consolidated Balance Sheets . . . . . . . . . . .           F-3

             Consolidated Statements of Operations . . . . . .           F-4

             Consolidated Statements of Cash Flows . . . . . .           F-5

             Consolidated Statements of Stockholders' Equity .           F-6

             Notes to Consolidated Financial Statements. . . .           F-7

                      INDEPENDENT AUDITORS' REPORT




The Board of Directors
Foodmaker, Inc.:


We have audited the accompanying consolidated balance sheets of Foodmaker, Inc. and subsidiaries as of September 29, 1996 and October 1, 1995, and the related consolidated statements of operations, cash flows and stockholders' equity for the fifty-two weeks ended September 29, 1996, October 1, 1995 and October 2, 1994. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Foodmaker, Inc. and subsidiaries as of September 29, 1996 and October 1, 1995, and the results of their operations and their cash flows for the fifty-two weeks ended September 29, 1996, October 1, 1995 and October 2, 1994 in conformity with generally accepted accounting principles.







                                                     KPMG PEAT MARWICK LLP






San Diego, California
November 5, 1996, except for the fifth paragraph of Note 12, which is as of December 10, 1996
                                    F-2

                     FOODMAKER, INC. AND SUBSIDIARIES

                       CONSOLIDATED BALANCE SHEETS
               (Dollars in thousands, except per share data)


                                  ASSETS
                                                      September 29,  October 1,
                                                           1996         1995
                                                         --------     --------

Current assets:
  Cash and cash equivalents. . . . . . . . . . . . . .   $ 41,983     $ 35,865
  Accounts receivable, net . . . . . . . . . . . . . .     12,482       25,272
  Inventories. . . . . . . . . . . . . . . . . . . . .     20,850       22,385
  Prepaid expenses . . . . . . . . . . . . . . . . . .     21,161       14,367
                                                         --------     --------
    Total current assets . . . . . . . . . . . . . . .     96,476       97,889
                                                         --------     --------

Property:
  Land . . . . . . . . . . . . . . . . . . . . . . . .     90,890       90,594
  Buildings. . . . . . . . . . . . . . . . . . . . . .    293,690      287,265
  Restaurant and other equipment . . . . . . . . . . .    213,159      201,240
  Construction in progress . . . . . . . . . . . . . .     13,017       10,543
                                                         --------     --------
                                                          610,756      589,642
  Less accumulated depreciation and amortization . . .    177,817      155,931
                                                         --------     --------
                                                          432,939      433,711
                                                         --------     --------

Other assets, net. . . . . . . . . . . . . . . . . . .    124,223      131,074
                                                         --------     --------
                                                         $653,638     $662,674
                                                         ========     ========


                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Current maturities of long-term debt . . . . . . . .   $  1,812     $  1,836
  Accounts payable . . . . . . . . . . . . . . . . . .     29,293       32,015
  Accrued liabilities. . . . . . . . . . . . . . . . .    115,958       98,166
                                                         --------     --------
    Total current liabilities. . . . . . . . . . . . .    147,063      132,017
                                                         --------     --------

Long-term debt, net of current maturities. . . . . . .    396,340      440,219

Other long-term liabilities. . . . . . . . . . . . . .     51,561       49,599

Deferred income taxes. . . . . . . . . . . . . . . . .      7,290        9,586

Stockholders' equity:
  Preferred stock. . . . . . . . . . . . . . . . . . .         --           --
  Common stock, $.01 par value, 75,000,000 authorized,
    40,253,179 and 40,214,849 issued, respectively . .        403          402
  Capital in excess of par value . . . . . . . . . . .    281,075      280,996
  Accumulated deficit. . . . . . . . . . . . . . . . .   (215,631)    (235,682)
  Treasury stock, at cost, 1,412,654 shares. . . . . .    (14,463)     (14,463)
                                                         --------     --------
    Total stockholders' equity . . . . . . . . . . . .     51,384       31,253
                                                         --------     --------
                                                         $653,638     $662,674
                                                         ========     ========

          See accompanying notes to consolidated financial statements.
                                    F-3

                     FOODMAKER, INC. AND SUBSIDIARIES

                   CONSOLIDATED STATEMENTS OF OPERATIONS
                   (In thousands, except per share data)



                                          September 29,  October 1,  October 2,
                                               1996         1995        1994
                                            ---------    ---------   ---------

Revenues:
  Restaurant sales . . . . . . . . . . . .  $ 892,029    $ 804,084   $ 843,038
  Distribution sales . . . . . . . . . . .    132,421      179,689     171,711
  Franchise rents and royalties. . . . . .     34,048       32,530      33,740
  Other. . . . . . . . . . . . . . . . . .      4,324        2,413       4,837
                                            ---------    ---------   ---------
                                            1,062,822    1,018,716   1,053,326
                                            ---------    ---------   ---------
Costs and expenses:
  Costs of revenues:
    Restaurant costs of sales. . . . . . .    290,955      258,627     267,001
    Restaurant operating costs . . . . . .    477,976      447,235     495,340
    Costs of distribution sales. . . . . .    130,241      175,688     165,789
    Franchised restaurants costs . . . . .     20,039       21,929      22,822
  Selling, general and administrative. . .     72,134       78,044      78,323
  Equity in loss of FRI. . . . . . . . . .         --       57,188       2,108
  Interest expense . . . . . . . . . . . .     46,126       48,463      55,201
                                            ---------    ---------   ---------
                                            1,037,471    1,087,174   1,086,584
                                            ---------    ---------   ---------
Earnings (loss) before income taxes and
  extraordinary item . . . . . . . . . . .     25,351      (68,458)    (33,258)
Income taxes . . . . . . . . . . . . . . .      5,300          500       3,010
                                            ---------    ---------   ---------
Earnings (loss) before extraordinary item.     20,051      (68,958)    (36,268)
Extraordinary item - loss on early
  extinguishment of debt, net of taxes . .         --           --      (3,302)
                                            ---------    ---------   ---------
Net earnings (loss). . . . . . . . . . . .  $  20,051    $ (68,958)  $ (39,570)
                                            =========    =========   =========

Earnings (loss) per share - primary
  and fully diluted:
  Earnings (loss) before
    extraordinary item . . . . . . . . . .  $     .51    $   (1.77)  $    (.94)
  Extraordinary item . . . . . . . . . . .         --           --        (.09)
                                            ---------    ---------   ---------
  Net earnings (loss) per share. . . . . .  $     .51    $   (1.77)  $   (1.03)
                                            =========    =========   =========

Weighted average shares outstanding. . . .     39,301       38,915      38,531

          See accompanying notes to consolidated financial statements.
                                    F-4

                     FOODMAKER, INC. AND SUBSIDIARIES

                   CONSOLIDATED STATEMENTS OF CASH FLOWS
               (Dollars in thousands, except per share data)



                                          September 29,  October 1,  October 2,
                                               1996         1995        1994
                                            ---------    ---------   ---------
Cash flows from operating activities:
  Net earnings (loss) excluding
    extraordinary item . . . . . . . . . .  $  20,051    $ (68,958)  $ (36,268)
  Non-cash items included in operations:
    Depreciation and amortization. . . . .     36,491       35,837      39,925
    Deferred finance cost amortization . .      2,499        2,467       2,685
    Deferred income taxes. . . . . . . . .     (2,296)       4,524       4,535
    Equity in loss of FRI. . . . . . . . .         --       57,188       2,108
  Decrease (increase) in receivables . . .     12,790        5,895      (3,373)
  Decrease in inventories. . . . . . . . .      1,535        2,934         194
  Increase in prepaid expenses . . . . . .     (7,421)        (985)       (196)
  Increase (decrease) in accounts payable.     (2,722)      (4,900)     16,375
  Increase (decrease) in other
    accrued liabilities. . . . . . . . . .     23,206         (458)      3,417
                                            ---------    ---------   ---------
    Cash flows provided by operating
      activities . . . . . . . . . . . . .     84,133       33,544      29,402
                                            ---------    ---------   ---------

Cash flows from investing activities:
  Additions to property and equipment. . .    (33,232)     (27,033)    (92,037)
  Disposition of property and equipment. .      4,597        4,416       3,374
  Increase in trading area rights. . . . .     (1,086)      (9,745)     (9,915)
  Investment in FRI, net . . . . . . . . .         --           --     (59,296)
  Disposition of Chi-Chi's . . . . . . . .         --           --     214,551
  Other. . . . . . . . . . . . . . . . . .     (1,012)       6,538      (2,641)
                                            ---------    ---------   ---------
    Cash flows provided (used) by
      investing activities . . . . . . . .    (30,733)     (25,824)     54,036
                                            ---------    ---------   ---------

Cash flows from financing activities:
  Proceeds from issuance of long-term debt        400          900      82,519
  Principal payments on long-term debt,
    including current maturities . . . . .    (44,677)      (8,385)   (113,033)
  Borrowings under revolving bank loans. .         --       29,000       5,000
  Principal repayments under revolving
    bank loans . . . . . . . . . . . . . .         --      (29,000)    (35,000)
  Extraordinary loss on retirement of
    debt, net of taxes . . . . . . . . . .         --           --      (3,302)
  Increase (decrease) in accrued interest.     (3,085)        (495)      1,678
  Proceeds from issuance of common stock .         80          160         489
  Proceeds from sale and leaseback
    transactions . . . . . . . . . . . . .         --           --       9,695
                                            ---------    ---------   ---------
    Cash flows used in financing
      activities . . . . . . . . . . . . .    (47,282)      (7,820)    (51,954)
                                            ---------    ---------   ---------

Net increase (decrease) in cash and cash
  equivalents. . . . . . . . . . . . . . .  $   6,118    $    (100)  $  31,484
                                            =========    =========   =========

Supplemental disclosure of cash flow
  information:
  Cash paid during the year for:
    Interest, net of amounts capitalized.   $  46,712    $  46,491   $  51,242
    Income tax payments (refunds), net. .       5,973       (6,403)       (275)

          See accompanying notes to consolidated financial statements.
                                    F-5

                     FOODMAKER, INC. AND SUBSIDIARIES

             CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
              (Dollars in thousands, except per share data)

                                                                   Capital
                                                Common stock      in excess
                                           Number of                of par   Accumulated  Treasury
                                            Shares        Amount    value      deficit     stock         Total
                                          ----------      ------   --------   ---------   --------      --------
  Balance at October 3, 1993 . . .        39,646,904      $ 396    $280,353   $(127,154)  $(14,463)     $139,132

  Exercise of stock options
    and warrants . . . . . . . . .           433,950          5         484          --         --           489

  Net loss of the Company. . . . .                --         --          --     (39,570)        --       (39,570)
                                          ----------      -----    --------   ---------   --------      --------

  Balance at October 2, 1994 . . .        40,080,854        401     280,837    (166,724)   (14,463)      100,051

  Exercise of stock options
    and warrants . . . . . . . . .           133,995          1         159          --         --           160

  Net loss of the Company. . . . .                --         --          --     (68,958)        --       (68,958)
                                          ----------      -----    --------   ---------   --------      --------

  Balance at October 1, 1995 . . .        40,214,849        402     280,996    (235,682)   (14,463)       31,253

  Exercise of stock options
    and warrants . . . . . . . . .            38,330          1          79          --         --            80

  Net earnings of the Company. . .                --         --          --      20,051         --        20,051
                                          ----------      -----    --------   ---------   --------      --------

  Balance at September 29, 1996. .        40,253,179      $ 403    $281,075   $(215,631)  $(14,463)     $ 51,384
                                          ==========      =====    ========   =========   ========      ========

          See accompanying notes to consolidated financial statements.
                                    F-6

                     FOODMAKER, INC. AND SUBSIDIARIES

                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
               (Dollars in thousands, except per share data)


1.   ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     Nature of operations - Foodmaker, Inc. (the "Company" or "Foodmaker") operates and franchises JACK IN THE BOX quick-serve restaurants with operations principally in the western and southwestern United States. Until January 27, 1994, the Company also owned Chi-Chi's, Inc. ("Chi-Chi's"), a chain of full-service, casual Mexican restaurants located primarily in the midwestern and midatlantic United States.

     Basis of presentation and fiscal year - The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All significant intercompany transactions are eliminated. Certain prior year amounts in the consolidated financial statements have been reclassified to conform with the 1996 presentation. The Company's fiscal year is 52 or 53 weeks ending the Sunday closest to September 30.

     Fair value of financial instruments - The Company invests cash in excess of operating requirements in short term, highly liquid investments with original maturities of three months or less, which are considered as cash equivalents. The fair value of these financial instruments approximate the carrying amounts due to their short duration. The fair values of each of the Company's long-term debt instruments are based on quoted market values, where available, or on the amount of future cash flows associated with each instrument discounted using the Company's current borrowing rate for similar debt instruments of comparable maturity. The fair values of the Company's long-term debt approximate carrying values.

     Inventories are valued at the lower of cost (first-in, first-out method) or market.

     Preopening costs are those typically associated with the opening of a new restaurant and consist primarily of employee training and food costs incurred before a restaurant opens. Preopening costs, included in prepaid expenses, are amortized over a one-year period commencing on the date a restaurant opens.

     Property at cost - Expenditures for new facilities and those that substantially increase the useful lives of the property are capitalized. Maintenance, repairs, and minor renewals are expensed as incurred. When properties are retired or otherwise disposed of, the related cost and accumulated depreciation are removed from the accounts and gains or losses on the dispositions are reflected in results of operations.

     Facilities leased under capital leases are stated at the present value of minimum lease payments at the beginning of the lease term, not to exceed fair value.

     Buildings, equipment and leasehold improvements are depreciated using the straight-line method based on the estimated useful lives of the assets or over the lease term for certain capital leases (buildings 15 to 33 years and equipment 3 to 30 years).

     Investments - The Company accounted for its 39% investment in Family Restaurants, Inc. ("FRI") using the equity method of accounting. In 1995 the Company completely wrote off its investment in FRI as described in
     Note 2.

     Trading area rights represent the amount allocated under purchase accounting to reflect the value of operating existing restaurants within their specific trading area. These rights are amortized on a straight-line basis over the period of control of the property, not exceeding 40 years, and are retired when a restaurant is franchised or sold.
                                    F-7

                     FOODMAKER, INC. AND SUBSIDIARIES

                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
               (Dollars in thousands, except per share data)
                                 (continued)

1.   ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

     Lease acquisition costs represent the acquired values of existing lease contracts having lower contractual rents than fair market rents and are amortized over the remaining lease term.

     Other assets primarily include deferred franchise contract costs, deferred finance costs and goodwill. Deferred franchise contract costs represent the acquired value of franchise contracts and are amortized over the term of the franchise agreement, usually 20 years. Deferred finance costs are amortized on the interest method over the terms of the respective loan agreements, from 4 to 10 years. Goodwill represents the cost of business in excess of net assets at acquisition and is amortized on a straight-line basis over 40 years. The Company assesses the recoverability of goodwill by determining whether the amortization of the balance over its remaining life can be recovered through projected undiscounted future cash flows. Based on these calculations, the Company has determined that this intangible asset was not impaired and no reduction in the related estimated useful life is warranted.

     Franchise operations - Franchise arrangements generally provide for initial license fees of approximately $50 (formerly $25) per restaurant and continuing payments to the Company based on a percentage of sales. Among other things, the franchisee may be provided the use of land and building, generally for a period of 20 years, and is required to pay negotiated rent, property taxes, insurance and maintenance. Franchise fees are recorded as revenue when the Company has substantially performed all of its contractual obligations. Expenses associated with the issuance of the franchise are expensed as incurred. Franchise rents and royalties are recorded as income on an accrual basis. Gains on sales of restaurant businesses to franchisees, which have not been material, are recorded as other revenues when the sales are consummated and certain other criteria are met.

     Income taxes - Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled.

     Net earnings (loss) per share for each year is computed based on the weighted average number of common and common equivalent shares outstanding. When dilutive, stock options and warrants are included as share equivalents using the treasury stock method. For all years presented, primary and fully diluted earnings (loss) per share are not materially different.

     Stock options - The Company accounts for stock options under the intrinsic value based method whereby compensation expense is recognized for the excess, if any, of the quoted market price of the Company stock at the date of grant over the option price. The Company's policy is to grant stock options at fair value at the date of grant.

     Advertising costs - The Company maintains a marketing fund consisting of funds contributed by the Company equal to at least 5% of gross sales of all Company-operated JACK IN THE BOX restaurants and contractual marketing fees paid monthly by franchisees for restaurants operated in the United States. Production costs of commercials, programming and other marketing activities are expensed to the marketing fund.

     Estimations - Management is required to make certain assumptions and estimates in conformity with generally accepted accounting principles that affect reported amounts of assets, liabilities, disclosure of contingencies, revenues and expenses. Actual amounts could differ from these estimates.
                                    F-8

                     FOODMAKER, INC. AND SUBSIDIARIES

                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
               (Dollars in thousands, except per share data)
                                 (continued)

2.   FAMILY RESTAURANTS, INC.

     On January 27, 1994, Foodmaker, Apollo FRI Partners, L.P. ("Apollo") and Green Equity Investors, L.P. ("GEI"), whose general partner is Leonard Green & Partners, acquired Restaurant Enterprises Group, Inc. ("REGI"), a company that owned, operated and franchised various restaurant chains including El Torito, Carrows and Coco's. Contemporaneously, REGI changed its name to Family Restaurants, Inc. ("FRI"). Concurrently, Foodmaker contributed its entire Chi-Chi's Mexican restaurant chain to FRI in exchange for a 39% equity interest in FRI, valued at $62 million, a five-year warrant to acquire 111,111 additional shares at $240 per share, which would increase its equity interest to 45% and approximately $173 million in cash ($208 million less the face amount of Chi-Chi's debt assumed, of approximately $35 million). Apollo and GEI, respectively, contributed $62 million and $29 million in cash and held approximate 39% and 18% equity positions in FRI. Management of FRI invested $2.5 million in cash and notes and held an approximate 4% equity position. The net cash received was used by Foodmaker to repay all of the debt outstanding under its then existing bank credit facility, which has been terminated, and to reduce other debt, to the extent permitted by the Company's financing agreements, and to provide funds for capital expenditures and general corporate purposes.

     As a result of substantial sales declines, FRI wrote off the goodwill attributable to Chi-Chi's in its quarter ended December 25, 1994. The Company then wrote off its 39% investment in FRI in its first quarter of fiscal year 1995.

     Because of FRI's continuing substantial losses and resulting increased borrowing requirements, the major FRI stockholders were required to purchase a participation in any additional advances by the banks to FRI. Rather than become liable for these advances, the Company, by an agreement dated November 20, 1995, transferred all of its stock and warrants to Apollo. Since the Company's investment in FRI was previously written off in fiscal 1995, the consummation of this agreement had no effect on the consolidated financial condition or results of operations of the Company in fiscal 1996.
                                    F-9

                     FOODMAKER, INC. AND SUBSIDIARIES

                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
               (Dollars in thousands, except per share data)
                                 (continued)

3.   LONG-TERM DEBT

                                                                         September 29,    October 1,
                                                                             1996            1995
                                                                         ------------     ---------

     The detail of long-term debt follows:

      Senior notes, 9 1/4% interest, due March 1, 1999,
       redeemable beginning March 1, 1997. . . . . . . . . . . . . . . .   $175,000       $175,000
      Senior subordinated notes, 9 3/4% interest, due June 1, 2002,
       redeemable beginning June 1, 1997 . . . . . . . . . . . . . . . .    125,000        125,000
      Senior subordinated notes, 14 1/4% interest,
       due May 15, 1998, redeemable beginning May 15, 1993,
       repaid in full on May 15, 1996. . . . . . . . . . . . . . . . . .         --         42,843
      Financing lease obligations, net of discounts of
       $2,548 reflecting a 10.3% effective interest rate,
       semi-annual payments of $3,413 and $747 to cover
       interest and sinking fund requirements, respectively,
       due in equal installments January 1, 2003 and
       November 1, 2003. . . . . . . . . . . . . . . . . . . . . . . . .     67,452         67,077
      Secured notes, 11 1/2% interest, due in monthly
       installments through May 1, 2005. . . . . . . . . . . . . . . . .      9,356          9,954
      Secured notes, 9 1/2% interest, due in monthly
       installments through August 1, 2017 . . . . . . . . . . . . . . .      8,456          8,580
      Capitalized lease obligations, 11% average interest rate . . . . .     11,043         11,127
      Other notes, principally unsecured, 10% average interest rate. . .      1,845          2,474
                                                                           --------       --------
                                                                            398,152        442,055
      Less current portion . . . . . . . . . . . . . . . . . . . . . . .      1,812          1,836
                                                                           --------       --------
                                                                           $396,340       $440,219
                                                                           ========       ========

     The Company's revolving bank credit agreement which was restated March 15, 1996, expires December 31, 1998, and provides for a credit facility of up to $60 million, including letters of credit of up to $25 million. The credit agreement requires the payment of an annual commitment fee of either 1/2% or 3/8% of the unused credit line depending on the Company's leverage ratio. The Company had no borrowings under the agreement at the end of fiscal years 1996 or 1995.

     The Company is subject to a number of covenants under its various credit agreements including limitations on additional borrowings, capital expenditures, lease commitments and dividend payments, and requirements to maintain certain financial ratios, cash flows and net worth. The secured notes and bank loans are secured by substantially all the Company's real and personal property.

                     FOODMAKER, INC. AND SUBSIDIARIES

                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
               (Dollars in thousands, except per share data)
                                 (continued)

3.   LONG-TERM DEBT (continued)

     In early January 1994, the Company entered into financing lease arrangements with two limited partnerships (the "Partnerships"), in which estates for years relating to 76 restaurants were sold. The acquisition of the properties, including costs and expenses, was funded through the issuance by a special purpose corporation acting as agent for the Partnerships of $70 million senior secured notes. On January 1, 2003 and November 1, 2003, the Company must make offers to reacquire 50% of the properties at each date at a price which is sufficient, in conjunction with previous sinking fund deposits, to retire the notes. If the Partnerships reject the offers, the Company may purchase the properties at less than fair market value or cause the Partnerships to fund the remaining principal payments on the notes and, at the Company's option, cause the Partnerships to acquire the Company's residual interest in the properties. If the Partnerships are allowed to retain the estates for years, the Company has available options to extend the leases for total terms of up to 35 years, at which time the ownership of the property will revert to the Company. The transactions are reflected as financings with the properties remaining in the Company's consolidated financial statements.

     Aggregate maturities and sinking fund requirements on all long-term debt are $2,948, $178,069, $3,229 and $3,410 for the years 1998 through 2001, respectively.

     Interest capitalized during the construction period of restaurants was $200, $161 and $727 in 1996, 1995 and 1994, respectively.

4.   LEASES

     As Lessee - The Company leases restaurant and other facilities under leases having terms expiring at various dates through 2046. The leases generally have renewal clauses of 5 to 20 years exercisable at the option of the Company and in some instances have provisions for contingent rentals based upon a percentage of defined revenues. Total rent expense for all operating leases was $81,006, $75,680 and $77,296, including contingent rentals of $3,903, $2,843 and $3,486 in 1996, 1995 and 1994, respectively.

     Future minimum lease payments under capital and operating leases are as follows:

      Fiscal                                              Capital     Operating
       year                                                leases       leases
      ------                                              -------      --------
       1997. . . . . . . . . . . . . . . . . . . . . . .  $ 1,689      $ 68,803
       1998. . . . . . . . . . . . . . . . . . . . . . .    1,611        65,494
       1999. . . . . . . . . . . . . . . . . . . . . . .    1,568        62,814
       2000. . . . . . . . . . . . . . . . . . . . . . .    1,549        56,667
       2001. . . . . . . . . . . . . . . . . . . . . . .    1,531        52,422
       Thereafter. . . . . . . . . . . . . . . . . . . .   15,426       348,427
                                                          -------      --------
      Total minimum lease payments . . . . . . . . . . .   23,374      $654,627
                                                                       ========
      Less amount representing interest. . . . . . . . .   12,331
                                                          -------
      Present value of obligations under capital leases.   11,043
      Less current portion . . . . . . . . . . . . . . .      468
                                                          -------
      Long-term capital lease obligations. . . . . . . .  $10,575
                                                          =======
                                    F-11

                     FOODMAKER, INC. AND SUBSIDIARIES

                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
               (Dollars in thousands, except per share data)
                                 (continued)

4.   LEASES (continued)

     Building assets recorded under capital leases were $13,281 and $10,248, net of accumulated depreciation of $3,639 and $3,033, as of September 29, 1996 and October 1, 1995, respectively.

     As Lessor - The Company leases or subleases restaurants to certain franchisees and others under agreements which generally provide for the payment of percentage rentals in excess of stipulated minimum rentals, usually for a period of 20 years. Total rental revenue was $21,497, $21,309 and $21,911, including contingent rentals of $5,469, $4,763 and $4,979 in 1996, 1995 and 1994, respectively.

     The minimum rents receivable under these non-cancelable leases are as follows:


      Fiscal                                             Sales-type   Operating
       year                                                leases       leases
      ------                                              -------      --------
       1997. . . . . . . . . . . . . . . . . . . . . . .    $  44      $ 16,542
       1998. . . . . . . . . . . . . . . . . . . . . . .       44        16,193
       1999. . . . . . . . . . . . . . . . . . . . . . .       44        15,968
       2000. . . . . . . . . . . . . . . . . . . . . . .       44        15,531
       2001. . . . . . . . . . . . . . . . . . . . . . .       45        15,262
       Thereafter. . . . . . . . . . . . . . . . . . . .      211        90,081
                                                            -----      --------
      Total minimum future rentals . . . . . . . . . . .      432      $169,577
                                                                       ========
      Less amount representing interest. . . . . . . . .      168
                                                            -----
      Net investment (included in other assets). . . . .    $ 264
                                                            =====

     Land and building assets held for lease were $65,156 and $67,972, net of accumulated depreciation of $17,038 and $14,862, as of September 29, 1996 and October 1, 1995, respectively.

5.   INCOME TAXES

     The fiscal year income taxes consist of the following:


                                                    1996       1995      1994
                                                 ---------  ---------  ---------
       Federal - current . . . . . . . . . . . . $  7,179     $ (388)   $  (624)
               - deferred. . . . . . . . . . . .   (2,680)       345      3,236
       State   - current . . . . . . . . . . . .      737        256        478
               - deferred. . . . . . . . . . . .       64        287     (1,858)
                                                 --------     ------    -------
       Subtotal. . . . . . . . . . . . . . . . .    5,300        500      1,232
       Income tax benefit of extraordinary item.       --         --      1,778
                                                 --------     ------    -------
       Income taxes. . . . . . . . . . . . . . . $  5,300     $  500    $ 3,010
                                                 ========     ======    =======
                                    F-12

                     FOODMAKER, INC. AND SUBSIDIARIES

                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
               (Dollars in thousands, except per share data)
                                 (continued)

5.   INCOME TAXES (continued)

     A reconciliation of fiscal year income taxes with the amounts computed at the statutory federal rate of 35% follows:
                                                    1996       1995      1994
                                                 ---------  ---------  ---------
       Computed at federal statutory rate. . . .  $ 8,874   $(23,960)  $(11,640)
       State income taxes (benefits), net of
        federal effect . . . . . . . . . . . . .      521        353       (897)
       Amortization of intangibles . . . . . . .       53         27        327
       Targeted jobs credit wages. . . . . . . .       --       (733)      (742)
       Addition (reduction) to valuation
        allowance. . . . . . . . . . . . . . . .   (4,295)    26,280     18,520
       Gain on sale of subsidiary. . . . . . . .       --         --     (1,988)
       Benefit of reattributed net operating
        loss carryback . . . . . . . . . . . . .       --     (1,420)        --
       Other, net. . . . . . . . . . . . . . . .      147        (47)      (570)
                                                  -------   --------   --------
                                                  $ 5,300   $    500   $  3,010
                                                  =======   ========   ========

     The tax effects of temporary differences that give rise to significant portions of deferred tax assets and deferred tax liabilities are presented below:
                                                        September 29, October 1,
                                                             1996        1995
                                                           --------    --------
       Deferred tax assets:
        Tax loss, captial loss, contribution
         and tax credit carryforwards . . . . . . . . . .  $ 57,698    $ 33,387
        Investment in subsidiary. . . . . . . . . . . . .        --      26,130
        Insurance reserves. . . . . . . . . . . . . . . .    16,569      14,393
        Accrued pension and postretirement benefits . . .     8,775       9,552
        Accrued vacation pay expense. . . . . . . . . . .     6,257       6,029
        Other reserves and allowances . . . . . . . . . .     5,049       5,871
        Deferred income . . . . . . . . . . . . . . . . .     3,840       3,598
        Other, net. . . . . . . . . . . . . . . . . . . .  $  3,352    $  2,383
                                                           --------    --------
        Total gross deferred tax assets . . . . . . . . .   101,540     101,343
        Less valuation allowance. . . . . . . . . . . . .    45,212      49,507
                                                           --------    --------
        Net deferred tax assets . . . . . . . . . . . . .    56,328      51,836
                                                           --------    --------

       Deferred tax liabilities:
        Property and equipment, principally due to
         differences in depreciation. . . . . . . . . . .    47,707      43,889
        Intangible assets . . . . . . . . . . . . . . . .    15,592      17,059
        Other, net. . . . . . . . . . . . . . . . . . . .       319         474
                                                           --------    --------
        Total gross deferred tax liabilities. . . . . . .    63,618      61,422
                                                           --------    --------
        Net deferred tax liability. . . . . . . . . . . .  $  7,290    $  9,586
                                                           ========    ========
                                    F-13

                     FOODMAKER, INC. AND SUBSIDIARIES

                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
               (Dollars in thousands, except per share data)
                                 (continued)

5.   INCOME TAXES (continued)

     The valuation allowance of $45,212 as of September 29, 1996 represents deferred tax assets that may not be realized by the reversal of future taxable temporary differences. In fiscal 1996, the Company recognized a decrease in the valuation allowance of $4,295 related to the expected use of tax credit carryforwards.

     At September 29, 1996, the Company had federal tax net operating loss carryforwards of approximately $16,101 which expire in 2008 through 2010, general business credit carryforwards of approximately $10,777 which expire in 2000 through 2010 and captial loss carryforwards of approximately $65,000 which expire in 2001. The Company has alternative minimum tax credit carryforwards of approximately $13,856. The alternative minimum tax credit carryforwards have no expiration date; however, they may only be utilized to reduce any regular tax liability the Company may have in the future.

6.   RETIREMENT, SAVINGS AND BONUS PLANS

     The Company has non-contributory defined benefit pension plans covering substantially all salaried and hourly employees meeting certain eligibility requirements. These plans are subject to modification at any time. The plans provide retirement benefits based on years of service and compensation. It is the Company's practice to fund retirement costs as necessary.

     The components of the fiscal year net defined benefit pension expense are as follows:
                                                   1996       1995       1994
                                                  -------    -------    -------
       Present value of benefits earned
        during the year. . . . . . . . . . . . .  $ 2,634    $ 2,303    $ 2,456
       Interest cost on projected benefit
        obligations. . . . . . . . . . . . . . .    3,659      3,355      2,961
       Actual return on plan assets. . . . . . .   (3,630)    (3,300)      (538)
       Net amortization. . . . . . . . . . . . .      978      1,431       (908)
                                                  -------    -------    -------
       Net pension expense for the period. . . .  $ 3,641    $ 3,789    $ 3,971
                                                  =======    =======    =======

     The funded status of the plans is as follows:

                                                             September 29, 1996             October 1, 1995
                                                           -------------------------   -------------------------
                                                           Qualified   Non-qualified   Qualified   Non-qualified
                                                             plans          plan         plans         plan
                                                           --------       -------      --------       -------
        Actuarial present value of benefit obligations:
         Vested benefits. . . . . . . . . . . . . . . .    $(29,021)      $(5,204)     $(27,598)      $(4,154)
         Nonvested benefits . . . . . . . . . . . . . .      (6,859)         (715)       (3,723)       (1,033)
                                                           --------       -------      --------       -------
         Accumulated benefit obligation . . . . . . . .     (35,880)       (5,919)      (31,321)       (5,187)
         Effect of future salary increases. . . . . . .      (8,374)       (2,780)       (7,527)       (2,836)
                                                           --------       -------      --------       -------
        Projected benefit obligation. . . . . . . . . .     (44,254)       (8,699)      (38,848)       (8,023)
        Plan assets at fair value . . . . . . . . . . .      39,677            --        32,843            --
                                                           --------       -------      --------       -------
       Projected benefit obligations in
        excess of plan assets . . . . . . . . . . . . .      (4,577)       (8,699)       (6,005)       (8,023)
       Unrecognized prior service cost. . . . . . . . .        (243)        2,774          (278)        2,973
       Unrecognized net transition obligation . . . . .          47           139            56           166
       Unrecognized net (gain) loss . . . . . . . . . .       4,046          (534)        3,981          (532)
                                                           --------       -------      --------       -------
       Pension liability. . . . . . . . . . . . . . . .    $   (727)      $(6,320)     $ (2,246)      $(5,416)
                                                           --------       -------      --------       -------

                                    F-14

                     FOODMAKER, INC. AND SUBSIDIARIES

                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
               (Dollars in thousands, except per share data)
                                 (continued)

6.   RETIREMENT, SAVINGS AND BONUS PLANS (continued)

     In determining the present values of benefit obligations at each year end, a 7.75% discount rate and a 5% rate of increase in compensation levels were assumed. The long-term rate of return on assets was 8.5% in both years. Assets of the qualified plans consist primarily of listed stocks and bonds.

     The Company maintains a savings plan pursuant to Section 401(k) of the Internal Revenue Code, which allows administrative and clerical employees who have satisfied the service requirements and reached age 21 to defer from 2% to 12% of their pay on a pre-tax basis. The Company contributes an amount equal to 50% of the first 4% of compensation that is deferred by the participant. The Company's contributions under this plan were $1,067, $498 and $1,081 in 1996, 1995 and 1994, respectively. The Company also maintains an unfunded, non-qualified deferred compensation plan, which was created in 1990 for key executives and other members of management who were then excluded from participation in the qualified savings plan. This plan allows participants to defer up to 15% of their salary on a pre-tax basis. The Company contributes an amount equal to 100% of the first 3% contributed by the employee. The Company's contributions under the non-qualified deferred compensation plan were $233, $212 and $285 in 1996, 1995 and 1994, respectively. In each plan, a participant's right to Company contributions vests at a rate of 25% per year of service.

     The Company maintains a bonus plan that allows certain officers and employees of the Company to earn annual cash bonuses based upon achievement of certain financial and performance goals approved by the compensation committee of the Company's Board of Directors. Under this plan, $3,195 and $710 was expensed in 1996 and 1995, respectively.

     The Company adopted a deferred compensation plan for non-management directors in the second quarter of 1995. Under the plan's equity option, those who are eligible to receive directors' fees or retainers may choose to defer receipt of their compensation. The amounts deferred are converted into stock equivalents at the then current market price of the Company's common stock. The Company provides a credit equal to 25% of the compensation initially deferred. Under this plan, a total of $186 and $116 was expensed in 1996 and 1995, respectively, for both the deferment credit and the stock appreciation on the deferred compensation.

7.   POSTRETIREMENT BENEFIT PLAN

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

     The normal net periodic postretirement benefit cost was $1,201, $1,440 and $1,533 in 1996, 1995 and 1994, respectively. The plan was amended to eliminate retiree medical benefits coverage for those under age 45 at September 30, 1995, resulting in a curtailment gain of $1,900.

                     FOODMAKER, INC. AND SUBSIDIARIES

                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
               (Dollars in thousands, except per share data)
                                 (continued)

7.   POSTRETIREMENT BENEFIT PLAN (continued)

     The components of the fiscal year net periodic postretirement benefit cost are as follows:
                                                   1996        1995       1994
                                                  ------     -------     ------
       Service cost. . . . . . . . . . . . . . .  $  505     $   675     $  770
       Interest cost . . . . . . . . . . . . . .     816         854        763
       Net amortization and deferral . . . . . .    (120)        (89)        --
       Curtailment gain. . . . . . . . . . . . .      --      (1,900)        --
                                                  ------     -------     ------
       Net periodic postretirement benefit
        cost (gain). . . . . . . . . . . . . . .  $1,201     $  (460)    $1,533
                                                  ======     =======     ======

     The plan's funded status reconciled with amounts recognized in the Company's consolidated balance sheets is as follows:

                                                        September 29, October 1,
                                                             1996        1995
                                                            --------   --------
       Accumulated postretirement benefit obligation:
        Retirees . . . . . . . . . . . . . . . . . . . . .  $ (1,343)  $ (1,198)
        Fully eligible active plan participants. . . . . .    (2,777)    (2,478)
        Other active plan participants . . . . . . . . . .    (7,684)    (6,855)
                                                            --------   --------
                                                             (11,804)   (10,531)
       Plan assets at fair value . . . . . . . . . . . . .        --         --

       Accumulated postretirement benefit obligation
        in excess of plan assets . . . . . . . . . . . . .   (11,804)   (10,531)
       Unrecognized prior service cost . . . . . . . . . .        --         --
       Unrecognized net gain . . . . . . . . . . . . . . .    (2,062)    (2,180)
                                                            --------   --------
       Accrued postretirement benefit cost
        included in other long-term liabilities. . . . . .  $(13,866)  $(12,711)
                                                            ========   ========

     In determining the above information, the Company's actuaries assumed a discount rate of 7.75% as of September 29, 1996 and October 1, 1995.

     For measurement purposes, a 9.5% annual rate of increase in the per capita cost of covered benefits (i.e., health care cost trend rate) was assumed for 1996 for plan participants under age 65; the rate was assumed to decrease 1/2% per year to 5% by the year 2005 and remain at that level thereafter. For plan participants age 65 years or older, a 7.5% annual health care cost trend rate was assumed for 1996; the rate was assumed to decrease 1/2% per year to 4% by the year 2003. The health care cost trend rate assumption has a significant effect on the amounts reported. For example, increasing the assumed health care cost trend rates by one percentage point in each year would increase the accumulated postretirement benefit obligation as of September 29, 1996 by $2,466, or 21%, and the aggregate of the service and interest cost components of net periodic postretirement benefit cost for the year ended September 29, 1996 by $336 or 25%.

8.   STOCK OPTIONS

     The Company offers stock option plans to attract, retain and motivate key officers, non-employee directors and employees by providing for or increasing the proprietary interests of such persons to work toward the future financial success of the Company.
                                    F-16

                     FOODMAKER, INC. AND SUBSIDIARIES

                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
               (Dollars in thousands, except per share data)
                                 (continued)

8.   STOCK OPTIONS (continued)

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

     In August 1993, the Company adopted the 1993 Stock Option Plan (the "1993 Plan"). Under the 1993 Plan, employees who do not participate in the 1992 Plan are eligible to receive annually stock options with an aggregate exercise price equivalent to a maximum of 10% of their eligible earnings. Subject to certain adjustments, up to a maximum of 3,000,000 shares of common stock may be sold or issued under the 1993 Plan. No awards shall be granted after December 11, 2003, although common stock may be issued thereafter, pursuant to awards granted prior to such date.

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

     The terms and conditions of the stock-based awards under the plans are determined by a committee of the Board of Directors on each award date and may include provisions for the exercise price, expirations, vesting, restriction on sales and forfeiture, as applicable. Options granted under the plans have terms not exceeding 11 years and provide for an option exercise price no less than 100% of the fair market value of the common stock.

     The following is a summary of stock option activity for the three fiscal years ended September 29, 1996:

                                                                   Option price
                                                      Shares         per share
                                                     ---------     ------------
       Balance at October 3, 1993. . . . . . . . .   1,855,611     $  .96-13.38
        Granted. . . . . . . . . . . . . . . . . .     323,000       5.88-10.13
        Exercised. . . . . . . . . . . . . . . . .    (115,050)        .96-1.13
        Cancelled. . . . . . . . . . . . . . . . .    (252,970)      5.88-13.38
                                                      --------
       Balance at October 2, 1994. . . . . . . . .    1,810,591       .96-12.25
        Granted. . . . . . . . . . . . . . . . . .      812,098       4.18-6.50
        Exercised. . . . . . . . . . . . . . . . .      (42,900)       .96-1.13
        Cancelled. . . . . . . . . . . . . . . . .     (267,818)     1.13-12.25
                                                      ---------
       Balance at October 1, 1995. . . . . . . . .    2,311,971       .96-12.25
        Granted. . . . . . . . . . . . . . . . . .      540,891      6.75-9.125
        Exercised. . . . . . . . . . . . . . . . .      (10,880)      1.13-6.50
        Cancelled. . . . . . . . . . . . . . . . .     (129,395)     1.13-11.00
                                                      ---------
       Balance at September 29, 1996 . . . . . . .    2,712,587       .96-12.25
                                                      =========
     Stock options for the purchase of 1,732,685 shares of common stock were exercisable at September 29, 1996.

                     FOODMAKER, INC. AND SUBSIDIARIES

                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
               (Dollars in thousands, except per share data)
                                 (continued)

9.   STOCKHOLDERS' EQUITY

     The Company has 15,000,000 shares of preferred stock authorized for issuance at a par value of $.01 per share. No shares have been issued.

     On July 26, 1996, the Board of Directors declared a dividend of one preferred stock purchase right (a "Right") for each outstanding share of the Company's common stock, which Rights expire on July 26, 2006. Each Right entitles a stockholder to purchase for an exercise price of $40, subject to adjustment, one one-hundredth of a share of Series A Junior Participating Cumulative Preferred Stock of the Company, or, under certain circumstances, shares of common stock of the Company or a successor company with a market value equal to two times the exercise price. The Rights would only become exercisable for all other persons when any person has acquired or commences to acquire a beneficial interest of at least 20% of the Company's outstanding common stock. The Rights have no voting privileges and may be redeemed by the Board of Directors at a price of $.001 per Right at any time prior to the acquisition of a beneficial ownership of 20% of the outstanding common shares. There are 388,405 shares of Series A Junior Participating Cumulative Preferred Stock reserved for issuance upon exercise of the Rights.

     In conjunction with the December 1988 acquisition of the Company, warrants for the purchase of 1,584,573 shares of common stock were issued and are exercisable at $.93 per share, as adjusted. As of September 29, 1996, warrants for 1,478,076 shares had been exercised.

     At September 29, 1996, the Company had 4,893,647 shares of common stock reserved for issuance upon the exercise of stock options and 106,497 shares reserved for issuance upon exercise of warrants.

10.  AVERAGE SHARES OUTSTANDING

     Fiscal year net earnings (loss) per share is based on the weighted average number of shares outstanding during the year, determined as follows:


                                                                      1996           1995         1994
                                                                   ----------     ----------   ----------
       Shares outstanding, beginning of fiscal year. . . . . .     38,802,195     38,668,200   38,234,250
       Effect of common stock issued . . . . . . . . . . . . .         16,071         29,566      296,797
       Assumed additional shares issued upon
        exercise of stock options and warrants,
        net of shares reacquired at the average
        market price . . . . . . . . . . . . . . . . . . . . .        482,510        216,874           --
                                                                   ----------     ----------   ----------
       Weighted average shares outstanding . . . . . . . . . .     39,300,776     38,914,640   38,531,047
                                                                   ==========     ==========   ==========

                     FOODMAKER, INC. AND SUBSIDIARIES

                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
               (Dollars in thousands, except per share data)
                                 (continued)

11.  RELATED PARTY TRANSACTIONS

     The Company provides distribution services to a portion of FRI's Mexican restaurants, principally those operated under the Chi-Chi's name. Distribution sales to those restaurants subsequent to FRI's acquisition of Chi-Chi's aggregated $65,106, $78,195 and $63,702 in 1996, 1995 and 1994,
     respectively. In relation to the distribution sales, the Company had accounts receivable of $2,924 and $3,839 due from Chi-Chi's at September 29, 1996 and October 1, 1995, respectively. Distribution services continue to be provided by the Company even though FRI is no longer a related party.

     Gibbons, Goodwin, van Amerongen ("GGvA"), successor to Gibbons, Green, van Amerongen, general partners in the limited partnerships which owned approximately 45% of the Company's outstanding common stock until such stock was distributed to the limited partners in November 1995, were paid fees of $150 and $900 in 1995 and 1994, respectively, under an agreement which expired December 1994, whereby GGvA provided certain management services to the Company.

12.  CONTINGENT LIABILITIES

     Various claims and legal proceedings are pending against the Company in a federal court and in state courts in the state of Washington, seeking monetary damages for personal injuries relating to the outbreak of food-borne illness (the "Outbreak") attributed to hamburgers served at JACK IN THE BOX restaurants. The Company, in consultation with its insurance carriers and attorneys, does not anticipate that the total liability on all such lawsuits and claims will exceed the coverage available under its applicable insurance policies.

     The Company is engaged in litigation with the Vons Companies, Inc. ("Vons") and other suppliers seeking reimbursement for all damages, costs and expenses incurred in connection with the Outbreak. The initial litigation was filed by the Company on February 4, 1993. Vons has filed cross-complaints against the Company and others alleging certain contractual, indemnification and tort liabilities; seeking damages in unspecified amounts and a declaration of the rights and obligations of the parties. The claims of the parties arise out of two separate lawsuits which have been consolidated and are now set for trial in the Los Angeles Superior Court, Los Angeles, California in July 1997.

     On April 6, 1996 an action was filed by one of the Company's international franchisees, Wolsey, Ltd., in the United States District Court in San Diego, California against the Company and its directors, its international franchising subsidiary, and certain officers of the Company and others. The complaint alleges certain contractual, tort and law violations related to the franchisees' development rights in the Far East and seeks damages in excess of $25 million, injunctive relief, attorney fees and costs.
     The Company has successfully dismissed portions of the complaint, including the single claim alleging wrongdoing by the Company's outside directors. Management believes the remaining allegations are without foundation and intends to vigorously defend the action.

                     FOODMAKER, INC. AND SUBSIDIARIES

                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
               (Dollars in thousands, except per share data)
                                 (continued)

12.  CONTINGENT LIABILITIES (Continued)

     On November 5, 1996 an action was filed by the "National JIB Franchisee Association, Inc." (the "Association") and several of the Company's franchisees in the Superior Court of California, County of San Diego in San Diego, California, against the Company and others. The lawsuit alleges that certain Company policies are unfair business practices and violate sections of the California Corporations Code regarding material modifications of franchise agreements and interfere with franchisees' right of association. It seeks injunctive relief, a declaration of the rights and duties of the parties, unspecified damages and recission of alleged material modifications of plaintiffs' franchise agreements. The complaint also alleges fraud, breach of a fiduciary duty and breach of a third party beneficiary contract in connection with certain payments that the Company received from suppliers and seeks unspecified damages, interest, punitive damages and an accounting. Management believes that its policies are lawful and that it has satisfied any obligation to its franchisees in regard to such supplier payments.

     On December 10, 1996, a suit was filed by the Company's Mexican licensee, Foodmex, Inc., in the United States District Court in San Diego, California against the Company and its international franchising subsidiary. Foodmex formerly operated several JACK IN THE BOX franchise restaurants in Mexico, but its licenses were terminated by the Company for, among other reasons, chronic insolvency and failure to meet operational standards. Foodmex's suit alleges wrongful termination of its master license, breach of contract and unfair competition and seeks an injunction to prohibit termination of its license as well as unspecified monetary damages. The Company believes its termination of the Foodmex license was proper, and that there is no merit to the Foodmex claims. The Company intends to vigorously defend the action.

     On February 2, 1995, an action by Christina Jorgensen was filed against the Company in the U.S. District Court in San Francisco, California alleging that restrooms at a JACK IN THE BOX restaurant failed to comply with laws regarding disabled persons and seeking damages in unspecified amounts, punitive damages, injunctive relief, attorney fees and prejudgment interest. In an amended complaint damages are also sought on behalf of all physically disabled persons who have been denied access to restrooms at the restaurant. A motion has been filed, but has not been heard, to permit the lawsuit to proceed as a class action and to include all Company-operated restaurants.

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

                     FOODMAKER, INC. AND SUBSIDIARIES

                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
               (Dollars in thousands, except per share data)
                                 (continued)

13.  SUPPLEMENTAL FINANCIAL STATEMENT INFORMATION
                                                     September 29,  October 1,
                                                          1996         1995
                                                        --------     --------
     Accounts receivable:
       Trade. . . . . . . . . . . . . . . . . . . . .   $  7,489     $ 16,521
       Notes. . . . . . . . . . . . . . . . . . . . .      2,010        5,698
       Other. . . . . . . . . . . . . . . . . . . . .      6,476        7,584
       Allowance for doubtful accounts. . . . . . . .     (3,493)      (4,531)
                                                        --------     --------
                                                        $ 12,482     $ 25,272
                                                        ========     ========

     Other Assets:
       Trading area rights, net of amortization of
        $18,669 and $15,618, respectively. . . . . . .  $ 67,663     $ 69,761
       Lease acquisition costs, net of amortization of
        $20,896 and $18,580, respectively. . . . . . .    22,299       25,003
       Other assets, net of amortization of
        $18,259 and $16,316, respectively. . . . . . .    34,261       36,310
                                                        --------     --------
                                                        $124,223     $131,074
                                                        ========     ========

     Accrued liabilities:
       Payroll and related taxes. . . . . . . . . . . . $ 29,889     $ 26,372
       Sales and property taxes . . . . . . . . . . . .   10,125        9,922
       Advertising. . . . . . . . . . . . . . . . . . .   12,294        7,487
       Insurance. . . . . . . . . . . . . . . . . . . .   41,494       32,406
       Interest . . . . . . . . . . . . . . . . . . . .    7,352       10,437
       Other. . . . . . . . . . . . . . . . . . . . . .   14,804       11,542
                                                        --------     --------
                                                        $115,958     $ 98,166
                                                        ========     ========

14.  QUARTERLY RESULTS OF OPERATIONS (Unaudited)


                                    16 weeks ended                             12 weeks ended
                                                           ----------------------------------------------------
                                     Jan. 22, 1995         Apr. 16, 1995         July 9, 1995      Oct. 1, 1995
                                     -------------         -------------         ------------      ------------
     Revenues . . . . . . . . . . . .     $293,680              $229,661             $244,075          $251,300
     Gross profit . . . . . . . . . .       29,391                25,272               29,885            30,689
     Net earnings (loss). . . . . . .      (72,291)               (3,146)               2,622             3,857
     Net earnings (loss) per share. .        (1.87)                 (.08)                 .07               .10

                                    16 weeks ended                             12 weeks ended
                                                           ----------------------------------------------------
                                     Jan. 21, 1996         Apr. 14, 1996         July 7, 1996    Sept. 29, 1996
                                     -------------         -------------         ------------    --------------
     Revenues . . . . . . . . . . . .     $330,630              $249,975             $243,147          $239,070
     Gross profit . . . . . . . . . .       43,047                29,870               36,134            34,560
     Net earnings . . . . . . . . . .        4,690                 4,013                5,515             5,833
     Net earnings per share . . . . .          .12                   .10                  .14               .15

                                    F-21