Form 10-Q
period 1997-01-19
FOODMAKER INC /DE/
filed 1997-03-04
CIK 807882

                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.   20549


                                    FORM 10-Q


                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934



         For Quarter Ended  January 19, 1997  Commission File No. 1-9390
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

          Number of shares of common stock, $.01 par value, outstanding as of the close of business February 21, 1997 - 38,851,541

                            FOODMAKER, INC. AND SUBSIDIARIES

                          UNAUDITED CONSOLIDATED BALANCE SHEETS
                                     (In thousands)



                                                      January 19,  September 29,
                                                         1997           1996
                                                      -----------  -------------

                                         ASSETS

Current assets:
  Cash and cash equivalents . . . . . . . . . . . . . $  53,739       $  41,983
  Receivables . . . . . . . . . . . . . . . . . . . .    10,989          12,482
  Inventories . . . . . . . . . . . . . . . . . . . .    22,394          20,850
  Prepaid expenses. . . . . . . . . . . . . . . . . .    24,121          21,161
                                                      ---------       ---------
     Total current assets . . . . . . . . . . . . . .   111,243          96,476
                                                      ---------       ---------

Trading area rights . . . . . . . . . . . . . . . . .    66,668          67,663
                                                      ---------       ---------

Lease acquisition costs . . . . . . . . . . . . . . .    20,334          22,299
                                                      ---------       ---------

Other assets. . . . . . . . . . . . . . . . . . . . .    35,496          34,261
                                                      ---------       ---------

Property at cost. . . . . . . . . . . . . . . . . . .   615,335         610,756
  Accumulated depreciation and amortization . . . . .  (185,713)       (177,817)
                                                      ---------       ---------
                                                        429,622         432,939
                                                      ---------       ---------

     TOTAL. . . . . . . . . . . . . . . . . . . . . . $ 663,363       $ 653,638
                                                      =========       =========

                                 LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Current maturities of long-term debt. . . . . . . . $   1,400       $   1,812
  Accounts payable. . . . . . . . . . . . . . . . . .    32,890          29,293
  Accrued expenses. . . . . . . . . . . . . . . . . .   114,943         115,958
                                                      ---------       ---------
     Total current liabilities. . . . . . . . . . . .   149,233         147,063
                                                      ---------       ---------

Deferred income taxes . . . . . . . . . . . . . . . .     6,140           7,290
                                                      ---------       ---------

Long-term debt, net of current maturities . . . . . .   396,034         396,340
                                                      ---------       ---------

Other long-term liabilities . . . . . . . . . . . . .    51,528          51,561
                                                      ---------       ---------

Stockholders' equity:
  Common stock. . . . . . . . . . . . . . . . . . . .       403             403
  Capital in excess of par value. . . . . . . . . . .   281,092         281,075
  Accumulated deficit . . . . . . . . . . . . . . . .  (206,604)       (215,631)
  Treasury stock. . . . . . . . . . . . . . . . . . .   (14,463)        (14,463)
                                                      ---------       ---------
     Total stockholders' equity . . . . . . . . . . .    60,428          51,384
                                                      ---------       ---------

     TOTAL. . . . . . . . . . . . . . . . . . . . . . $ 663,363       $ 653,638
                                                      =========       =========

                 See accompanying notes to financial statements.

                            FOODMAKER, INC. AND SUBSIDIARIES

                    UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS
                          (In thousands, except per share data)



                                                          Sixteen Weeks Ended
                                                    ----------------------------
                                                     January 19,    January 21,
                                                         1997           1996
                                                      ----------     ----------
Revenues:
  Restaurant sales. . . . . . . . . . . . . . . . . .  $291,212        $266,065
  Distribution sales. . . . . . . . . . . . . . . . .    20,575          52,600
  Franchise rents and royalties . . . . . . . . . . .    10,670          10,389
  Other . . . . . . . . . . . . . . . . . . . . . . .     1,026           1,576
                                                       --------        --------
                                                        323,483         330,630
                                                       --------        --------
Costs and expenses:
  Costs of revenues:
     Restaurant costs of sales. . . . . . . . . . . .    98,197          86,382
     Restaurant operating costs . . . . . . . . . . .   150,329         143,106
     Costs of distribution sales. . . . . . . . . . .    20,351          51,938
     Franchised restaurant costs. . . . . . . . . . .     6,479           6,236
  Selling, general and administrative . . . . . . . .    23,894          20,630
  Interest expense. . . . . . . . . . . . . . . . . .    12,606          14,649
                                                       --------        --------
                                                        311,856         322,941
                                                       --------        --------

Earnings before income taxes. . . . . . . . . . . . .    11,627           7,689

Income taxes. . . . . . . . . . . . . . . . . . . . .     2,600           2,999
                                                       --------        --------

Net earnings. . . . . . . . . . . . . . . . . . . . .  $  9,027        $  4,690
                                                       ========        ========

Net earnings per share - primary and fully diluted. .  $   0.23        $   0.12
                                                       ========        ========

Weighted average shares outstanding . . . . . . . . .    39,494          39,190

                 See accompanying notes to financial statements.

                            FOODMAKER, INC. AND SUBSIDIARIES

                       UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                      (In thousands)



                                                          Sixteen Weeks Ended
                                                    ----------------------------
                                                     January 19,    January 21,
                                                         1997           1996
                                                      ----------     ----------
Cash flows from operations:
  Net earnings. . . . . . . . . . . . . . . . . . . .   $ 9,027        $  4,690
  Non-cash items included above:
     Depreciation and amortization. . . . . . . . . .    12,168          12,020
     Deferred income taxes. . . . . . . . . . . . . .    (1,150)            165
  Decrease in receivables . . . . . . . . . . . . . .     1,493           1,406
  Increase in inventories . . . . . . . . . . . . . .    (1,544)         (1,365)
  Decrease (increase) in prepaid expenses . . . . . .    (2,960)          1,762
  Increase in accounts payable. . . . . . . . . . . .     3,597           5,132
  Increase (decrease) in accrued expenses . . . . . .    (1,048)          3,185
                                                        -------         -------
     Cash flows provided by operations. . . . . . . .    19,583          26,995
                                                        -------         -------
Cash flows from investing activities:
  Additions to property and equipment . . . . . . . .    (6,549)         (7,858)
  Dispositions of property and equipment. . . . . . .       542           1,147
  Decrease in trading area rights . . . . . . . . . .        --             122
  Decrease (increase) in other assets . . . . . . . .    (1,004)            108
                                                        -------         -------
     Cash flows used in investing activities. . . . .    (7,011)         (6,481)
                                                        -------         -------

Cash flows from financing activities:
  Principal payments on long-term debt,
     including current maturities . . . . . . . . . .      (833)           (884)
  Proceeds from issuance of common stock. . . . . . .        17              --
                                                        -------         -------
     Cash flows used in financing activities. . . . .      (816)           (884)
                                                        -------         -------

Net increase in cash and cash equivalents . . . . . .   $11,756         $19,630
                                                        =======         =======

                See accompanying notes to financial statements.

                            FOODMAKER, INC. AND SUBSIDIARIES

                  NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS


1. The accompanying unaudited financial statements of Foodmaker, Inc. (the "Company") do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments, consisting only of normal recurring adjustments, considered necessary for a fair presentation of financial condition and results of operations for the interim periods have been included. Operating results for any interim period are not necessarily indicative of the results for any other interim period or for the full year. The Company reports results quarterly with the first quarter having 16 weeks and each remaining quarter having 12 weeks.
    Certain financial statement reclassifications have been made in the prior year to conform to the current year presentation. These financial statements should be read in conjunction with the 1996 financial statements.

2.  The Company adopted Statement of Financial Accounting Standards
    ("SFAS") 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of, in 1997. SFAS 121 requires impairment losses to be recorded on long-lived assets used in operations when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the assets' carrying amount. The statement also addresses the accounting for long-lived assets that are held for disposal. The adoption of SFAS 121 did not result in a material impact on the financial position or results of operations of the Company.

3. The 1997 tax provision reflects the expected annual tax rate of 22% of earnings before income taxes. The income tax provision for the 16 weeks ended January 21, 1996 was 39% of earnings before income taxes and was subsequently adjusted to the effective annual rate in 1996 of 21% of pretax earnings. The low effective income tax rates in each year result from the Company's ability to realize previously unrecognized tax benefits. The Company cannot determine the actual annual effective tax rate until the end of the fiscal year, thus the rate could differ from expectations.

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

    The Company is subject to normal and routine litigation, none of which is expected to have a material adverse effect on results of operations or financial condition of the Company.

                            FOODMAKER, INC. AND SUBSIDIARIES

            MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL INFORMATION


RESULTS OF OPERATIONS
---------------------

    All comparisons under this heading between 1997 and 1996 refer to the 16-week periods ended January 19, 1997 and January 21, 1996, respectively, unless otherwise indicated.

    Restaurant sales increased $25.1 million, or 9.4%, to $291.2 million in 1997 from $266.1 million in 1996, as both per store average sales and the number of Company-operated restaurants increased from a year ago. Per store average ("PSA") sales for comparable restaurants, which are calculated for only those restaurants open for all periods being compared, increased 6.5% in 1997 compared to 1996. The PSA sales improvement reflects a 7.5% increase in transactions, offset by a 1% decrease in the average transaction amount. Sales continued to improve under the Company's two-tier marketing strategy, featuring both premium sandwiches and value-priced alternatives, and were further strengthened under the "New and Improved" campaign which began in August 1996. Since January 1996, the Company has increased prices on certain products to offset commodity cost and minimum wage increases. Sales increased on the bottom tier since introducing the "Value Menu" and offering two tacos for 99 cents. The average number of Company-operated restaurants increased to 883 in 1997 from 866 in 1996 through the addition of new units and the acquisition of restaurants from franchisees.

     Distribution sales of food and supplies declined $32.0 million to $20.6 million in 1997 from $52.6 million in 1996. Distribution sales to franchisees declined $29.2 million in 1997 compared to 1996 as the franchisees have transitioned to their own purchasing cooperative, which contracts with another supplier for distribution services. Most franchisees have elected to participate in the cooperative, which has resulted in a substantial decline in distribution sales. Distribution sales to its other customer, Chi-Chi's, Inc., have also declined $2.8 million to $17.6 million in 1997 from $20.4 million in 1996. The Company's distribution agreement with Chi-Chi's, Inc. will not be renewed when the contract expires in April 1997. Because distribution is a low-margin business, the loss of these revenues is not expected to have a material impact on the financial condition of the Company.

    Franchise rents and royalties increased slightly to $10.7 million in 1997 from $10.4 million in 1996, reflecting an increase in sales at franchisee-operated restaurants to $109.7 million in 1997 from $102.9 million in 1996. The Company receives rents and royalties averaging approximately 10% of sales at franchise-operated restaurants.

    Other revenues, principally interest income from investments and notes receivable, declined to $1.0 million in 1997 from $1.6 million in 1996 due to lower levels of investments and notes receivable.

    Total revenues declined $7.1 million to $323.5 million in 1997 from $330.6 million in 1996 reflecting principally the $25.1 million increase in restaurant sales offset by the $32.0 million decline in distribution sales.

    Restaurant costs of sales, which include food and packaging costs, increased with restaurant sales growth to $98.2 million, or 33.7% of sales, in 1997 from $86.4 million, or 32.5% of sales, in 1996. Costs of sales increased as a percent of sales principally due to higher food costs of certain promotions and commodity cost increases, primarily dairy, pork and improved french fries.

    Restaurant operating costs increased with restaurant sales growth and the addition of Company-operated restaurants to $150.3 million in 1997 from $143.1 million in 1996. Restaurant operating costs declined to 51.6% of sales in 1997 from 53.8% of sales in 1996 principally due to labor efficiencies and lower percentages of other operating costs as sales have increased at a greater rate than these costs.

    Costs of distribution sales decreased to $20.4 million in 1997 from $51.9 million in 1996 reflecting the decline in distribution sales. Costs of distribution sales have increased slightly as a percent of sales to 99.0% in 1997 from 98.9% in 1996.

    Franchised restaurant costs, which include rents and depreciation on properties leased to franchisees and other miscellaneous costs, increased to $6.5 million in 1997 from $6.2 million in 1996. The higher costs reflect contingent rent expense that has increased with franchisee sales and increased franchise-related legal expense.

    Selling, general and administrative expenses increased $3.3 million to $23.9 million in 1997 from $20.6 million in 1996. Advertising and promotion costs, which were approximately 5.3% of sales in both years, increased with the higher restaurant sales. General, administrative and other expenses were 2.6% of revenues, an increase of approximately $2.3 million in 1997 compared to 1996 principally due to increased general legal expenses and approximately $1.0 million in expenses and write-offs related to the test of a dual brand concept.

    Interest expense declined $2.0 million to $12.6 million in 1997 from $14.6 million in 1996 principally due to a reduction in total debt outstanding. Total debt at January 19, 1997 was $397.4 million compared to $441.3 million a year ago. The decrease in 1997 interest expense reflects interest savings associated with the early retirement in May 1996 of $42.8 million of the Company's 14 1/4% senior subordinated notes.

    The 1997 tax provision reflects the expected annual tax rate of 22% of earnings before income taxes. The income tax provision in the 16 weeks ended January 21, 1996 was 39% of pretax earnings and was subsequently adjusted to the effective annual rate in 1996 of 21% of pretax earnings. The low effective income tax rates in each year result from the Company's ability to realize previously unrecognized tax benefits. The Company cannot determine the actual annual effective tax rate until the end of the fiscal year, thus the rate could differ from expectations.

    Net earnings improved $4.3 million, or 92%, to $9.0 million, or $.23 per share, in 1997 from $4.7 million, or $.12 per share, in 1996 reflecting sales growth, cost management and a lower effective tax rate.

FINANCIAL CONDITION
-------------------

    Cash and cash equivalents increased $11.7 million to $53.7 million at January 19, 1997 from $42.0 million at the beginning of the fiscal year. The cash increase reflects cash flows from operations of $18.2 million in 1997, and capital expenditures of $6.5 million.

    The Company's working capital deficit decreased $12.6 million to $38.0 million at January 19, 1997 from $50.6 million at September 29, 1996, principally due to the increase in cash. The Company, and the restaurant industry in general, maintain relatively low levels of receivables and inventories and vendors grant trade credit for purchases such as food and supplies. The Company also continually invests in its business through the addition of new units and refurbishment of existing units, which are reflected as long-term assets and not as part of working capital.

    Total debt outstanding declined $.8 million to $397.4 million at January 19, 1997 from $398.2 million at the beginning of the fiscal year and $441.3 million on January 21, 1996. On May 15, 1996, the Company used $43.5 million of available cash to prepay the 14 1/4% senior subordinated notes due in May 1998.

    The Company's revolving bank credit agreement, which was amended and restated March 15, 1996, expires December 31, 1998 and provides for a credit facility of up to $60 million, including letters of credit of up to $25 million. At January 19, 1997, the Company had no borrowings and approximately $54.3 million of unused credit under the agreement. The
Company is subject to a number of covenants under its various credit agreements including limitations on additional borrowings, capital expenditures, lease commitments and dividend payments, and requirements to maintain certain financial ratios, cash flows and net worth. Substantially all of the Company's real estate and machinery and equipment is pledged to its lenders under the credit agreement and other secured notes.

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

    Based upon current levels of operations and anticipated growth, the Company expects that sufficient cash flows will be generated from operations so that, combined with other financing alternatives available, including utilization of cash on hand, bank credit facilities, the sale and leaseback of restaurants and refinancing opportunities, the Company will be able to meet all of its debt service, capital expenditure and working capital requirements.

CAUTIONARY STATEMENTS REGARDING FORWARD LOOKING STATEMENTS
----------------------------------------------------------

     This Quarterly Report on Form 10-Q contains forward looking statements including, but not limited to, the Company's expectations regarding its effective tax rate, its continuing investment in new restaurants and refurbishment of existing facilities and sources of liquidity. Forward looking statements are subject to known and unknown risks and uncertainties which may cause actual results to differ materially from expectations. The following is a discussion of some of those factors. The Company's tax provision is highly sensitive to expected earnings and as expectations change the Company's income tax provision may vary more significantly from quarter to quarter and year to year than companies which have been continuously profitable. However, the Company's effective tax rates are expected to increase in the future.
There can be no assurances that growth objectives in the regional domestic markets in which the Company operates will be met or that capital will be available for refurbishment of existing facilities. There are no plans for significant growth internationally. Additional risk factors associated with the Company's business are detailed in the Company's most recent Annual Report on Form 10-K filed with the Securities and Exchange Commission.
                                      -9-

PART II - OTHER INFORMATION

There is no information required to be reported for any items under Part II, except as follows:

Item 1. Legal Proceedings

    For information regarding legal proceedings required by this item, see
Note 4 to the unaudited consolidated financial statements which is incorporated herein by this reference.

Item 4. Submission of Matters to a Vote of Security Holders.

    The Company's annual meeting was held February 14, 1997 at which the following matters were voted as indicated:

                                                            For       Withheld
                                                         ----------   ---------
    1. Election of the following directors to serve until the next annual meeting of stockholders and until their successors are elected and qualified.

          Michael E. Alpert . . . . . . . . . . . . . .  34,063,920   1,073,928
          Jay W. Brown. . . . . . . . . . . . . . . . .  34,064,222   1,073,626
          Paul T. Carter. . . . . . . . . . . . . . . .  34,267,041     870,807
          Charles W. Duddles. . . . . . . . . . . . . .  34,261,591     876,257
          Edward Gibbons. . . . . . . . . . . . . . . .  34,257,741     880,107
          Jack W. Goodall . . . . . . . . . . . . . . .  34,234,110     903,738
          Robert J. Nugent. . . . . . . . . . . . . . .  34,062,048   1,075,800
          L. Robert Payne . . . . . . . . . . . . . . .  34,240,615     897,233

                                        For       Against  Abstain    Not Voted
                                     ---------   --------- --------   ---------
    2.  Approval of the proposed
        amendments to the 1992
        Employee Stock Incentive
        Plan . . . . . . . . . . . . 32,526,569  2,475,398  135,881        -0-

    3.  Ratification of the
        appointment of KPMG Peat
        Marwick LLP as independent
        accountants. . . . . . . . . 35,042,004     45,256   50,588        -0-

Item 6. Exhibits and Reports on Form 8-K.

    (a) Exhibits

        Number     Description
        ------     -----------
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


                     FOODMAKER, INC.


                  By: DARWIN J. WEEKS
                      ----------------------------
                      Darwin J. Weeks
                      Vice President, Controller
                      and Chief Accounting Officer
                      (Duly Authorized Signatory)


Date: March 4, 1997