Form 10-Q
period 1997-04-13
FOODMAKER INC /DE/
filed 1997-05-28
CIK 807882

                   SECURITIES AND EXCHANGE COMMISSION
                       Washington, D.C.   20549


                                FORM 10-Q


              QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934



       For Quarter Ended  April 13, 1997  Commission File No. 1-9390
                          --------------                      ------


                               FOODMAKER, INC.
-------------------------------------------------------------------------------
              (Exact name of registrant as specified in its charter)




   DELAWARE                                                    95-2698708
-------------------------------------------------------------------------------
(State of Incorporation)                                   (I.R.S. Employer
                                                           Identification No.)



   9330 BALBOA AVENUE, SAN DIEGO, CA                              92123
-------------------------------------------------------------------------------
(Address of principal executive offices)                        (Zip Code)


     Registrant's telephone number, including area code     (619)  571-2121
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

          Number of shares of common stock, $.01 par value, outstanding business May 16, 1997 - 38,982,537

                        FOODMAKER, INC. AND SUBSIDIARIES

                      UNAUDITED CONSOLIDATED BALANCE SHEETS
                                 (In thousands)

                                                     April 13,     September 29,
                                                        1997            1996
                                                     ---------     -------------
                            ASSETS

Current assets:
  Cash and cash equivalents . . . . . . . . . . . .  $  69,490       $  41,983
  Receivables . . . . . . . . . . . . . . . . . . .     12,909          12,482
  Inventories . . . . . . . . . . . . . . . . . . .     20,751          20,850
  Prepaid expenses. . . . . . . . . . . . . . . . .     27,717          21,161
                                                     ---------       ---------
     Total current assets . . . . . . . . . . . . .    130,867          96,476
                                                     ---------       ---------

Property at cost. . . . . . . . . . . . . . . . . .    621,646         610,756
  Accumulated depreciation and amortization . . . .   (190,817)       (177,817)
                                                     ---------       ---------
                                                       430,829         432,939
                                                     ---------       ---------

Trading area rights . . . . . . . . . . . . . . . .     67,421          67,663
                                                     ---------       ---------

Lease acquisition costs . . . . . . . . . . . . . .     19,818          22,299
                                                     ---------       ---------

Other assets. . . . . . . . . . . . . . . . . . . .     34,587          34,261
                                                     ---------       ---------

     TOTAL. . . . . . . . . . . . . . . . . . . . .  $ 683,522       $ 653,638
                                                     =========       =========


                 LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Current maturities of long-term debt. . . . . . .  $   1,419       $   1,812
  Accounts payable. . . . . . . . . . . . . . . . .     35,065          29,293
  Accrued expenses. . . . . . . . . . . . . . . . .    125,601         115,958
                                                     ---------       ---------
     Total current liabilities. . . . . . . . . . .    162,085         147,063
                                                     ---------       ---------

Long-term debt, net of current maturities . . . . .    395,761         396,340
                                                     ---------       ---------

Other long-term liabilities . . . . . . . . . . . .     52,908          51,561
                                                     ---------       ---------

Deferred income taxes . . . . . . . . . . . . . . .      5,290           7,290
                                                     ---------       ---------

Stockholders' equity:
  Common stock. . . . . . . . . . . . . . . . . . .        403             403
  Capital in excess of par value. . . . . . . . . .    281,447         281,075
  Accumulated deficit . . . . . . . . . . . . . . .   (199,909)       (215,631)
  Treasury stock. . . . . . . . . . . . . . . . . .    (14,463)        (14,463)
                                                     ---------       ---------
     Total stockholders' equity . . . . . . . . . .     67,478          51,384
                                                     ---------       ---------

     TOTAL. . . . . . . . . . . . . . . . . . . . .  $ 683,522       $ 653,638
                                                     =========       =========

               See accompanying notes to financial statements.

                        FOODMAKER, INC. AND SUBSIDIARIES

                  UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS
                       (In thousands, except per share data)


                                           Twelve              Twenty-eight
                                         Weeks Ended            Weeks Ended
                                      -------------------   -------------------
                                      April 13,  April 14,  April 13,  April 14,
                                        1997       1996       1997       1996
                                       -------    -------    -------    -------
Revenues:
  Restaurant sales. . . . . . . . .   $223,820   $202,283   $515,032   $468,348
  Distribution sales. . . . . . . .     14,285     39,322     34,860     91,922
  Franchise rents and royalties . .      8,035      7,610     18,705     17,999
  Other . . . . . . . . . . . . . .        853        760      1,879      2,336
                                      --------   --------   --------   --------
                                       246,993    249,975    570,476    580,605
                                      --------   --------   --------   --------
Costs and expenses:
  Costs of revenues:
     Restaurant costs of sales. . .     74,596     67,442    172,793    153,824
     Restaurant operating costs . .    115,507    109,460    265,744    252,478
     Costs of distribution sales. .     14,299     38,392     34,650     90,330
     Franchised restaurant costs. .      5,540      4,806     12,019     11,042
  Selling, general and
      administrative. . . . . . . .     19,044     15,544     43,030     36,262
  Interest expense. . . . . . . . .      9,412     11,017     22,018     25,666
                                      --------   --------   --------   --------
                                       238,398    246,661    550,254    569,602
                                      --------   --------   --------   --------

Earnings before income taxes. . . .      8,595      3,314     20,222     11,003

Income taxes (benefit). . . . . . .      1,900       (699)     4,500      2,300
                                      --------   --------   --------   --------

Net earnings. . . . . . . . . . . .   $  6,695   $  4,013   $ 15,722   $  8,703
                                      ========   ========   ========   ========

Net earnings per share - primary
     and fully diluted. . . . . . .   $    .17   $    .10   $    .40   $    .22
                                      ========   ========   ========   ========

Weighted average shares outstanding     39,580     39,257     39,531     39,219


               See accompanying notes to financial statements.

                        FOODMAKER, INC. AND SUBSIDIARIES

                  UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)



                                                      Twenty-eight Weeks Ended
                                                      ------------------------
                                                      April 13,       April 14,
                                                         1997            1996
                                                        ------          ------

Cash flows from operations:
  Net earnings. . . . . . . . . . . . . . . . . . .  $  15,722       $   8,703
  Non-cash items included above:
     Depreciation and amortization. . . . . . . . .     21,274          20,951
     Deferred income taxes. . . . . . . . . . . . .     (2,000)            165
  Decrease (increase) in receivables. . . . . . . .       (427)          1,478
  Decrease (increase) in inventories. . . . . . . .         99            (733)
  Increase in prepaid expenses. . . . . . . . . . .     (6,556)         (2,169)
  Increase (decrease) in accounts payable . . . . .      5,772          (7,518)
  Increase in accrued expenses. . . . . . . . . . .     10,990          12,514
                                                     ---------       ---------
     Cash flows provided by operations. . . . . . .     44,874          33,391
                                                     ---------       ---------


Cash flows from investing activities:
  Additions to property and equipment . . . . . . .    (15,629)        (14,805)
  Dispositions of property and equipment. . . . . .      1,442           1,362
  Decrease (increase) in trading area rights. . . .     (1,510)            122
  Increase in other assets. . . . . . . . . . . . .       (868)         (1,022)
                                                     ---------       ---------
     Cash flows used in investing activities. . . .    (16,565)        (14,343)
                                                     ---------       ---------


Cash flows from financing activities:
  Principal payments on long-term debt,
     including current maturities . . . . . . . . .     (1,174)         (1,218)
  Proceeds from issuance of common stock. . . . . .        372              32
                                                     ---------       ---------
     Cash flows used in financing activities. . . .       (802)         (1,186)
                                                     ---------       ---------

Net increase in cash and cash equivalents . . . . .  $  27,507       $  17,862
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

3. In March 1997, the Financial Accounting Standards Board issued SFAS 128, Earnings per Share, effective for fiscal years ending after December 15, 1997. SFAS 128 requires the presentation of "basic" earnings per share which excludes the dilutive effect of all common stock equivalents. Presentation of "diluted" earnings per share, which reflects the dilutive effects of all common stock equivalents, will also be required. The diluted presentation is similar to the current presentation of fully diluted earnings per share, but uses the average market price of the stock during the period. The Company is currently evaluating the impact of implementation of SFAS 128.

4. The 1997 tax provision reflects the expected annual tax rate of 22% of earnings before income taxes. The 1996 tax provision for the quarter reflects a $.7 million credit, adjusting the provision for the first two quarters of the fiscal year to the effective annual tax rate of 21% of pretax earnings. The low effective income tax rates in each year result from the Company's ability to realize previously unrecognized tax benefits. The Company cannot determine the actual annual effective tax until the end of the fiscal year, thus the rate could differ from expectations.

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

    On February 2, 1995, an action by Christina Jorgensen was filed against the Company in the U.S. District Court in San Francisco, California alleging that restrooms at a Jack in the Box restaurant failed to comply with laws regarding disabled persons and seeking damages in unspecified amounts, punitive damages, injunctive relief, attorney fees and prejudgment interest. In an amended complaint damages are also sought on behalf of all physically disabled persons who have been denied access to restrooms at the restaurant. In February 1997, the court ordered that the action for injunctive relief proceed as a nationwide class action on behalf of all persons in the United States with disabilities.

    The Company is also subject to normal and routine litigation, none of which is expected to have a material adverse effect on results of operations or financial condition of the Company.

                      FOODMAKER, INC. AND SUBSIDIARIES

         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL INFORMATION


RESULTS OF OPERATIONS
---------------------

    All comparisons under this heading between 1997 and 1996, refer to the 12-week and 28-week periods ended April 13, 1997 and April 14, 1996, respectively, unless otherwise indicated.

    Restaurant sales increased $21.5 million and $46.7 million, respectively, to $223.8 million and $515.0 million in 1997 from $202.3 million and $468.3 million in 1996, as both per store average sales and the number of Company-operated restaurants increased from a year ago. Per store average ("PSA") sales for comparable restaurants, which are calculated for only those restaurants open for the full fiscal years being compared, increased 7.8% and 7.0%, respectively, in 1997 compared to the same periods in 1996. The PSA sales improvement reflects increases of 5.2% and 6.5% in the average number of transactions, and increases of 2.6% and .5% in average transaction amounts. Sales continued to improve under the Company's two-tier marketing strategy featuring premium sandwiches, such as the Sourdough Jack sandwich, and value-priced alternatives from "Jack's Under A Buck Menu". Sales were further strengthened by the "New and Improved" campaign which began in August 1996. Since January 1996, the Company has increased prices on certain products to offset commodity cost and minimum wage increases.
The average number of Company-operated restaurants increased to 886 in 1997 from 868 in 1996 through the addition of new units and the acquisition of restaurants from franchisees.

    Distribution sales of food and supplies declined $25.0 million and $57.0 million, respectively, to $14.3 million and $34.9 million in 1997 from $39.3 million and $91.9 million in 1996. Distribution sales to franchisees declined $21.4 million and $50.5 million, respectively, in 1997 compared to the same periods of 1996 as the franchisees have transitioned to their own purchasing cooperative, which contracts with another supplier for distribution services. Most franchisees have elected to participate in the cooperative, which has resulted in a substantial decline in distribution sales. Distribution sales to Chi-Chi's, Inc. have also declined $3.6 million and $6.5 million, respectively, in 1997 compared to the same periods of 1996. The Company's distribution agreement with Chi-Chi's was not renewed when the contract expired in April 1997. Ongoing distribution sales, which relate only to franchisees who continue to use Foodmaker distribution services, are expected to be approximately $2 million per quarter. Because distribution is a low-margin business, the loss of distribution revenues is not expected to have a material impact on the financial condition of the Company.

    Franchise rents and royalties increased slightly to $8.0 million and $18.7 million, respectively, in 1997 from $7.6 million and $18.0 million in 1996, reflecting an increase in sales at franchise-operated restaurants to $80.2 million and $189.5 million in 1997 from $75.4 million and $178.2 million, respectively, in 1996. The Company receives rents and royalties averaging approximately 10% of sales at franchise-operated restaurants.

    Other revenues, principally interest income from investments and notes receivable, increased slightly in the 12-week period to $.9 million in 1997 from $.8 million in 1996. In the 28-week period other revenues declined to $1.9 million in 1997 from $2.3 million in 1996 primarily due to lower levels of notes receivable.

    Total revenues declined $3.0 million and $10.1 million, respectively, to $247.0 million and $570.5 million in 1997 from $250.0 million and $580.6 million in 1996, reflecting principally declines in distribution sales offset by increases in restaurant sales.

    Restaurant costs of sales, which include food and packaging costs, increased with restaurant sales growth to $74.6 million and $172.8 million, respectively, in 1997 from $67.4 million and $153.8 million in 1996. In the 12-week periods of 1997 and 1996, restaurant costs of sales were flat year to year at 33.3% of sales. Costs of sales increased in the 28-week period to 33.5% of sales in 1997 from 32.8% of sales in 1996, principally due to higher food costs of certain discount promotions, the cost of improved french fries and commodity cost increases, primarily pork and dairy.

    Restaurant operating costs increased, with sales growth and the addition of Company-operated restaurants, to $115.5 million and $265.7 million, respectively, in 1997 from $109.5 million and $252.5 million in 1996. Restaurant operating costs declined to 51.6% of sales in both periods of 1997 from 54.1% and 53.9% of sales, respectively, in 1996 principally due to labor efficiencies and lower percentages of occupancy and other operating costs as sales have increased at a greater rate than these costs.

    Costs of distribution sales decreased to $14.3 million and $34.7 million, respectively, in 1997 from $38.4 million and $90.3 million in 1996 reflecting the decline in distribution sales. Costs of distribution sales have increased slightly as a percent of sales to 99.4% in 1997 from 98.3% in 1996. Costs of distribution sales include $.4 million in expenses related to the closure of a distribution center in Danville, Illinois, which has been utilized primarily to distribute to Chi-Chi's restaurants.

    Franchised restaurant costs, which include rents and depreciation on properties leased to franchisees and other miscellaneous costs, increased to $5.5 million and $12.0 million, respectively, in 1997 from $4.8 million and $11.0 million in 1996. The higher costs reflect increases in franchise-related legal expense.

    Selling, general and administrative expenses increased $3.5 million and $6.7 million to $19.0 million and $43.0 million, respectively, in 1997 from $15.5 million and $36.3 million in 1996. Advertising and promotion costs, which were approximately 5.3% of sales in both years, increased with the higher restaurant sales. General, administrative and other expenses increased $2.3 million and $4.0 million, respectively, in 1997 compared to 1996 reflecting higher legal expenses and approximately $1.0 million in expenses and write-offs related to the test of a dual brand concept, as well as other general increases.

    Interest expense declined $1.6 million and $3.7 million, respectively, to $9.4 million and $22.0 million in 1997 from $11.0 million and $25.7 million in 1996 principally due to a reduction in total debt outstanding. Total debt at April 13, 1997 was $397.2 million compared to $441.0 million a year ago. The decrease in 1997 interest expense reflects interest savings associated with the early retirement in May 1996 of $42.8 million of the Company's
14 1/4% senior subordinated notes.

    The 1997 tax provision reflects the expected annual tax rate of 22% of earnings before income taxes. The 1996 tax provision for the quarter reflects a $.7 million credit, adjusting the provision for the first two quarters of the fiscal year to the effective annual tax rate of 21% of pretax earnings. The low effective income tax rates in each year result from the Company's ability to realize previously unrecognized tax benefits. The Company cannot determine the actual annual effective tax until the end of the fiscal year, thus the rate could differ from expectations.

    Net earnings for the 12-week period improved $2.7 million to $6.7 million, or $.17 per share, in 1997 from $4.0 million, or $.10 per share, in 1996. Net earnings for the 28-week period improved $7.0 million to $15.7 million, or $.40 per share, in 1997 from $8.7 million, or $.22 per share, in 1996 reflecting sales growth and cost management.

FINANCIAL CONDITION
-------------------

    Cash and cash equivalents increased $27.5 million to $69.5 million at April 13, 1997 from $42.0 million at the beginning of the fiscal year. The cash increase in 1997 reflects, among other things, cash flows from operations of $44.9 million and capital expenditures of $15.6 million.

    The Company's working capital deficit decreased $19.4 million to $31.2 million at April 13, 1997 from $50.6 million at September 29, 1996, principally due to the increase in cash. The Company and the restaurant industry, in general, maintain relatively low levels of receivables and inventories and vendors grant trade credit for purchases such as food and supplies. The Company also continually invests in its business through the addition of new units and refurbishment of existing units, which are reflected as long-term assets and not as part of working capital.

    Total debt outstanding declined to $397.2 million at April 13, 1997 from $398.2 million at the beginning of the fiscal year and $441.0 million on April 14, 1996. On May 15, 1996, the Company used $43.5 million of available cash to prepay the 14 1/4% senior subordinated notes due in May 1998.

    The Company's revolving bank credit agreement, which expires December 31, 1998, provides for a credit facility of up to $60 million, including letters of credit of up to $25 million. At April 13, 1997, the Company had no borrowings and approximately $53.8 million of unused credit under the agreement. The Company is subject to a number of covenants under its various credit agreements including limitations on additional borrowings, capital expenditures, lease commitments and dividend payments, and requirements to maintain certain financial ratios, cash flows and net worth. Substantially all of the Company's real estate and machinery and equipment is pledged to its lenders under the credit agreement and other secured notes.

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

CAUTIONARY STATEMENTS REGARDING FORWARD LOOKING STATEMENTS
----------------------------------------------------------

    This Quarterly Report on Form 10-Q contains forward looking statements including, but not limited to, the Company's expectations regarding its effective tax rate, its continuing investment in new restaurants and refurbishment of existing facilities and sources of liquidity. Forward looking statements are subject to known and unknown risks and uncertainties which may cause actual results to differ materially from expectations. The following is a discussion of some of those factors. The Company's tax provision is highly sensitive to expected earnings. As earnings expectations change, the Company's income tax provision may vary more significantly from quarter to quarter and year to year than companies which have been continuously profitable. However, the Company's effective tax rates are expected to increase in the future. There can be no assurances that growth objectives in the regional domestic markets in which the Company operates will be met or that capital will be available for refurbishment of existing facilities. Additional risk factors associated with the Company's business are detailed in the Company's most recent Annual Report on Form 10-K filed with the Securities and Exchange Commission.

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


                     FOODMAKER, INC.


                  By: DARWIN J. WEEKS
                      ------------------------------
                      Darwin J. Weeks
                      Vice President, Controller
                      and Chief Accounting Officer
                      (Duly Authorized Signatory)


Date: May 28, 1997