Form 10-Q
period 1997-07-06
FOODMAKER INC /DE/
filed 1997-08-19
CIK 807882

                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.   20549


                                   FORM 10-Q


               QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                      OF THE SECURITIES EXCHANGE ACT OF 1934



          For Quarter Ended  July 6, 1997  Commission File No. 1-9390
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

        Number of shares of common stock, $.01 par value, outstanding as of the close of business August 11, 1997 - 39,060,332

                         FOODMAKER, INC. AND SUBSIDIARIES

                       UNAUDITED CONSOLIDATED BALANCE SHEETS
                                   (In thousands)



                                                    July 6,       September 29,
                                                     1997             1996
                                                    -------          -------
                          ASSETS

Current assets:
  Cash and cash equivalents . . . . . . . . . .    $ 89,856         $ 41,983
  Receivables . . . . . . . . . . . . . . . . .       8,674           12,482
  Inventories . . . . . . . . . . . . . . . . .      18,725           20,850
  Prepaid expenses. . . . . . . . . . . . . . .      38,566           21,161
                                                   --------         --------
     Total current assets . . . . . . . . . . .     155,821           96,476
                                                   --------         --------

Property at cost. . . . . . . . . . . . . . . .     628,683          610,756
  Accumulated depreciation and amortization . .    (195,862)        (177,817)
                                                   --------         --------
                                                    432,821          432,939
                                                   --------         --------

Trading area rights . . . . . . . . . . . . . .      66,574           67,663
                                                   --------         --------

Lease acquisition costs . . . . . . . . . . . .      19,303           22,299
                                                   --------         --------

Other assets. . . . . . . . . . . . . . . . . .      35,085           34,261
                                                   --------         --------

     TOTAL. . . . . . . . . . . . . . . . . . .    $709,604         $653,638
                                                   ========         ========

              LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Current maturities of long-term debt. . . . .    $  1,446         $  1,812
  Accounts payable. . . . . . . . . . . . . . .      37,639           29,293
  Accrued expenses. . . . . . . . . . . . . . .     139,485          115,958
                                                   --------         --------
     Total current liabilities. . . . . . . . .     178,570          147,063
                                                   --------         --------

Long-term debt, net of current maturities . . .     395,972          396,340
                                                   --------         --------

Other long-term liabilities . . . . . . . . . .      53,042           51,561
                                                   --------         --------

Deferred income taxes . . . . . . . . . . . . .       3,990            7,290
                                                   --------         --------
Stockholders' equity:
  Common stock. . . . . . . . . . . . . . . . .         404              403
  Capital in excess of par value. . . . . . . .     282,003          281,075
  Accumulated deficit . . . . . . . . . . . . .    (189,914)        (215,631)
  Treasury stock. . . . . . . . . . . . . . . .     (14,463)         (14,463)
                                                   --------         --------
     Total stockholders' equity . . . . . . . .      78,030           51,384
                                                   --------         --------

     TOTAL. . . . . . . . . . . . . . . . . . .    $709,604         $653,638
                                                   ========         ========


               See accompanying notes to financial statements.

                       FOODMAKER, INC. AND SUBSIDIARIES

                UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS
                      (In thousands, except per share data)


                                         Twelve Weeks Ended  Forty Weeks Ended
                                          -----------------  -----------------
                                          July 6,   July 7,   July 6,  July 7,
                                           1997      1996      1997      1996
                                          -------   -------   -------   -------
Revenues:
  Restaurant sales. . . . . . . . . . .  $234,828  $209,043  $749,860  $677,391
  Distribution sales. . . . . . . . . .     7,129    25,297    41,989   117,219
  Franchise rents and royalties . . . .     8,461     7,927    27,166    25,926
  Other . . . . . . . . . . . . . . . .     1,263       880     3,142     3,216
                                          -------   -------   -------   -------
                                          251,681   243,147   822,157   823,752
                                          -------   -------   -------   -------
Costs and expenses:
  Costs of revenues:
     Restaurant costs of sales. . . . .    77,285    67,401   250,078   221,225
     Restaurant operating costs . . . .   119,494   110,049   385,238   362,527
     Costs of distribution sales. . . .     6,956    24,849    41,606   115,179
     Franchised restaurant costs. . . .     6,175     4,704    18,194    15,746
  Selling, general and administrative .    19,652    18,146    62,682    54,408
  Interest expense. . . . . . . . . . .     9,324    10,983    31,342    36,649
                                          -------   -------   -------   -------
                                          238,886   236,132   789,140   805,734
                                          -------   -------   -------   -------

Earnings before income taxes. . . . . .    12,795     7,015    33,017    18,018

Income taxes. . . . . . . . . . . . . .     2,800     1,500     7,300     3,800
                                          -------   -------   -------   -------
Net earnings. . . . . . . . . . . . . .     9,995     5,515    25,717    14,218
                                          =======   =======   =======   =======

Net earnings per share - primary
     and fully diluted. . . . . . . . .  $    .25  $    .14  $    .65  $    .36
                                          =======   =======   =======   =======

Weighted average shares outstanding . .    39,871    39,358    39,633    39,260

               See accompanying notes to financial statements.
                                    -3-

                        FOODMAKER, INC. AND SUBSIDIARIES

                    UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (In thousands)

                                                        Forty Weeks Ended
                                                     -----------------------
                                                     July 6,          July 7,
                                                      1997             1996
                                                     ------           ------

Cash flows from operations:
  Net earnings. . . . . . . . . . . . . . . . .    $ 25,717         $ 14,218
  Non-cash items included above:
     Depreciation and amortization. . . . . . .      30,501           30,101
     Deferred income taxes. . . . . . . . . . .      (3,300)          (1,635)
  Decrease in receivables . . . . . . . . . . .       3,808           11,776
  Decrease in inventories . . . . . . . . . . .       2,125              226
  Increase in prepaid expenses. . . . . . . . .     (17,405)          (2,926)
  Increase (decrease) in accounts payable . . .       8,346           (9,813)
  Increase in accrued expenses. . . . . . . . .      25,008           20,614
                                                     ------           ------
     Cash flows provided by operations. . . . .      74,800           62,561
                                                     ------           ------
Cash flows from investing activities:
  Additions to property and equipment . . . . .     (26,017)         (20,622)
  Dispositions of property and equipment. . . .       2,814            2,909
  Decrease (increase) in trading area rights. .      (1,424)             122
  Increase in other assets. . . . . . . . . . .      (2,206)          (2,136)
                                                     ------           ------
     Cash flows used in investing activities. .     (26,833)         (19,727)
                                                     ------           ------

Cash flows from financing activities:
  Principal payments on long-term debt,
     including current maturities . . . . . . .      (1,023)         (44,391)
  Proceeds from issuance of common stock. . . .         929               46
                                                     ------           ------
     Cash flows used in financing activities. .         (94)         (44,345)
                                                     ------           ------

Net increase (decrease) in cash and cash
 equivalents. . . . . . . . . . . . . . . . . .    $ 47,873         $ (1,511)
                                                     ======           ======
               See accompanying notes to financial statements.

                    FOODMAKER, INC. AND SUBSIDIARIES

            NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS


1. The accompanying unaudited financial statements of Foodmaker, Inc. (the "Company") do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments, consisting only of normal recurring adjustments considered necessary for a fair presentation of financial condition and results of operations for the interim periods, have been included. Operating results for any interim period are not necessarily indicative of the results for any other interim period or for the full year. The Company reports results quarterly with the first quarter having 16 weeks and each remaining quarter having 12 weeks. Certain financial statement reclassifications have been made in the prior year to conform to the current year presentation. These financial statements should be read in conjunction with the 1996 financial statements.

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

4. The tax provision reflects the expected annual tax rate of 22% of earnings before income taxes in 1997 and the effective annual tax rate of 21% of pretax earnings in 1996. The low effective income tax rates in each year result from the Company's ability to realize previously unrecognized tax benefits. The Company cannot determine the actual annual effective tax until the end of the fiscal year, thus the rate could differ from expectations.

5.  Contingent Liabilities

    Various claims and legal proceedings are pending against the Company in federal and state courts in the state of Washington, seeking monetary damages for personal injuries relating to food-borne illness (the "Outbreak") attributed to hamburgers served at Jack in the Box restaurants. The Company, in consultation with its insurance carriers and attorneys, does not anticipate that the total liability on all such lawsuits and claims will exceed the coverage available under its applicable insurance policies.

    The Company is engaged in litigation with the Vons Companies, Inc. ("Vons") and various suppliers seeking reimbursement for all damages, costs and expenses incurred in connection with the Outbreak. The initial litigation was filed by the Company on February 4, 1993. Vons has filed cross-complaints against the Company and others alleging certain contractual, indemnification and tort liabilities; seeking damages in unspecified amounts and a declaration of the rights and obligations of the parties. The claims of the parties arise out of two separate lawsuits which have been consolidated and are now set for trial in the Los Angeles Superior Court, Los Angeles, California in October 1997.

    On February 2, 1995, an action by Concetta Jorgensen was filed against the Company in the U.S. District Court in San Francisco, California alleging that restrooms at a Jack in the Box restaurant failed to comply with laws regarding disabled persons and seeking damages in unspecified amounts, punitive damages, injunctive relief, attorney fees and prejudgment interest. In an amended complaint damages are also sought on behalf of all physically disabled persons who were allegedly denied access to restrooms at the restaurant. In February 1997, the court ordered that the action for injunctive relief proceed as a nationwide class action on behalf of all persons in the United States with mobility disabilities. The Company has reached tentative agreement on settlement terms both as to the individual plaintiff Concetta Jorgensen and the claims for injunctive relief, but a settlement agreement has not yet been signed or presented to the U.S. District Court for approval. During the course of settlement discussions, Foodmaker was notified by attorneys for plaintiffs that claims may be made against Jack in the Box franchisees and Foodmaker relating to locations that franchisees lease from Foodmaker which may not be in compliance with the Americans With Disabilities Act.

    On December 10, 1996, a suit was filed by the Company's Mexican licensee, Foodmex, Inc., in the United States District Court in San Diego, California against the Company and its international franchising subsidiary. Foodmex formerly operated several Jack in the Box franchise restaurants in Mexico, but its licenses were terminated by the Company for, among other reasons, chronic insolvency and failure to meet operational standards. Foodmex's suit alleges wrongful termination of its master license, breach of contract and unfair competition and seeks an injunction to prohibit termination of its license as well as unspecified monetary damages. In January, 1997 Foodmex amended its complaint to name several individual defendents and to allege additional causes of action. The Company and its subsidiary counterclaimed and sought a preliminary injunction against Foodmex. On March 28, 1997 the court granted the Company's request for an injunction, held that the Company was likely to prevail in its suit, and ordered Foodmex to immediately cease using the Jack in the Box marks and proprietary operating systems. On June 30, 1997 the court held Foodmex and its president in contempt of court for failing to comply with the March 28, 1997 order.

    On May 23, 1997 an action by Ralston Purina Company was filed against the Company in the U.S. District court for the Eastern District of Missouri in St. Louis, Missouri alleging the Company's breach of a tax sharing agreement and unjust enrichment and seeking an accounting and damages in an amount not less than $11,000,000 and attorneys' fees and costs. The Company believes it has meritorious defenses and intends to vigorously resist the lawsuit.

    The Company is also subject to normal and routine litigation. None of the foregoing is expected to have a material adverse effect on results of operations and liquidity of the Company.

                        FOODMAKER, INC. AND SUBSIDIARIES

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL INFORMATION


RESULTS OF OPERATIONS
---------------------

    All comparisons under this heading between 1997 and 1996, refer to the 12-week and 40-week periods ended July 6, 1997 and July 7, 1996, respectively, unless otherwise indicated.

    Restaurant sales increased $25.8 million and $72.5 million, respectively, to $234.8 million and $749.9 million in 1997 from $209.0 million and $677.4 million in 1996, as both per store average sales and the number of Company-operated restaurants increased from a year ago. Per store average ("PSA") sales for comparable restaurants, which are calculated for only those restaurants open for the full fiscal years being compared, increased 7.7% and 7.2%, respectively, in 1997 compared to the same periods in 1996. The PSA sales improvement reflects increases of 5.5% and 6.2% in the average number of transactions, and increases of 2.2% and 1.0% in average transaction amounts. Sales continued to improve under the Company's two-tier marketing strategy featuring premium sandwiches, such as the Sourdough Jack sandwich, and value-priced alternatives from "Jack's Value Menu". Sales were further strengthened by the "New and Improved" campaign which began in August 1996. Since January 1996, the Company has increased prices on certain products to offset commodity cost and minimum wage increases. The average number of Company-operated restaurants increased to 891 in 1997 from 867 in 1996 through the addition of new units and the acquisition of restaurants from franchisees.

    Distribution sales of food and supplies declined $18.2 million and $75.2 million, respectively, to $7.1 million and $42.0 million in 1997 from $25.3 million and $117.2 million in 1996. Distribution sales to franchisees declined $7.9 million and $58.5 million, respectively, in 1997 compared to the same periods in 1996 as the franchisees have transitioned to their own purchasing cooperative, which contracts with another supplier for distribution services. Most franchisees have elected to participate in the cooperative, which has resulted in a substantial decline in distribution sales. Distribution sales to Chi-Chi's, Inc. have also declined $10.2 million and $16.7 million, respectively, in 1997 compared to the same periods in 1996. The Company's distribution agreement with Chi-Chi's was not renewed when the contract expired in April 1997. Ongoing distribution sales, which relate only to franchisees who continue to use Foodmaker distribution services, are expected to be approximately $2 million per quarter. Because distribution is a low-margin business, the loss of distribution revenues is not expected to have a material impact on the financial condition of the Company.

    Franchise rents and royalties increased to $8.5 million and $27.2 million, respectively, in 1997 from $7.9 million and $25.9 million in 1996, reflecting an increase in sales at franchise-operated restaurants to $82.3 million and $271.8 million in 1997 from $78.0 million and $256.2 million, respectively, in 1996. The Company receives rents and royalties averaging approximately 10% of sales at franchise-operated restaurants.
                                    -8-

    Other revenues increased in the 12-week period to $1.3 million in 1997 from $.9 million in 1996, principally due to increased interest income from higher levels of investments. In the 40-week period other revenues declined slightly to $3.1 million in 1997 from $3.2 million in 1996.

    Total revenues increased $8.6 million in the 12-week period to $251.7 million in 1997 from $243.1 million in 1996 as restaurant sales increases outpaced distribution sales declines. In the 40-week period total revenues declined slightly to $822.2 million in 1997 from $823.8 million in 1996, reflecting the decline in distribution sales.

    Restaurant costs of sales, which include food and packaging costs, increased with restaurant sales growth to $77.3 million and $250.1 million, respectively, in 1997 from $67.4 million and $221.2 million in 1996. Restaurant costs of sales increased as a percent of sales to 32.9% and 33.3%, respectively, in 1997 from 32.2% and 32.7% in 1996, principally due to higher food costs of certain discount promotions, the cost of improved french fries and commodity cost increases, primarily pork and dairy.

    Restaurant operating costs increased with sales growth and the addition of Company-operated restaurants to $119.5 million and $385.2 million, respectively, in 1997 from $110.0 million and $362.5 million in 1996. Restaurant operating costs declined to 50.9% and 51.4% of sales in 1997 from 52.6% and 53.5% of sales, respectively, in 1996 principally due to labor efficiencies and lower percentages of occupancy and other operating costs, as sales have increased at a greater rate than these costs.

    Costs of distribution sales decreased to $7.0 million and $41.6 million, respectively, in 1997 from $24.8 million and $115.2 million in 1996 reflecting the decline in distribution sales. Costs of distribution sales have increased slightly as a percent of sales to 99.1% in 1997 from 98.3% in 1996 due to expenses of $.4 million related to the closure of a distribution center which had been used primarily to distribute to Chi-Chi's restaurants.

    Franchised restaurant costs, which include rents and depreciation on properties leased to franchisees and other miscellaneous costs, increased to $6.2 million and $18.2 million, respectively, in 1997 from $4.7 million and $15.7 million in 1996. The higher costs reflect increases in franchise-related legal expense.

    Selling, general and administrative expenses increased $1.6 million and $8.3 million to $19.7 million and $62.7 million, respectively, in 1997 from $18.1 million and $54.4 million in 1996. Advertising and promotion costs, which were approximately 5.3% of sales in both years, increased with the higher restaurant sales. General, administrative and other expenses increased $.3 million and $4.3 million, respectively, in 1997 compared to 1996. Expenses for the 40-week period reflect higher legal expenses, other general increases and approximately $1.2 million in expenses and write-offs related to the test of dual brand concepts (two brands operating in the same restaurant facility).

    Interest expense declined $1.7 million and $5.3 million, respectively, to $9.3 million and $31.3 million in 1997 from $11.0 million and $36.6 million in 1996 principally due to a reduction in total debt outstanding. Total debt at July 6, 1997 was $397.4 million, a decline of $44.6 million since the beginning of fiscal year 1996 reflecting the early retirement in May 1996 of $42.8 million of the Company's 14 1/4% senior subordinated notes.
                                    -9-

    The tax provision reflects the expected annual tax rate of 22% of earnings before income taxes in 1997 and the effective annual tax rate of 21% of pretax earnings in 1996. The low effective income tax rates in each year result from the Company's ability to realize previously unrecognized tax benefits. The Company cannot determine the actual annual effective tax until the end of the fiscal year, thus the rate could differ from expectations.

    Net earnings for the 12-week period improved $4.5 million to $10.0 million, or $.25 per share, in 1997 from $5.5 million, or $.14 per share, in 1996. Net earnings for the 40-week period improved $11.5 million to $25.7 million, or $.65 per share, in 1997 from $14.2 million, or $.36 per share, in 1996 reflecting sales growth and cost management.

FINANCIAL CONDITION
-------------------

    Cash and cash equivalents increased $47.9 million to $89.9 million at July 6, 1997 from $42.0 million at the beginning of the fiscal year. The cash increase in 1997 reflects, among other things, cash flows from operations of $74.8 million and capital expenditures of $26.0 million.

    The Company's working capital deficit decreased $27.9 million to $22.7 million at July 6, 1997 from $50.6 million at September 29, 1996, principally due to the increase in cash. The Company and the restaurant industry, in general, maintain relatively low levels of receivables and inventories and vendors grant trade credit for purchases such as food and supplies. The Company also continually invests in its business through the addition of new units and refurbishment of existing units, which are reflected as long-term assets and not as part of working capital.

    Total debt outstanding declined to $397.4 million at July 6, 1997 from $398.2 million at the beginning of the fiscal year and $442.1 million at the beginning of fiscal year 1996. On May 15, 1996, the Company used $43.5 million of available cash to prepay the 14 1/4% senior subordinated notes due in May 1998.

In September 1997, the Company expects to use available cash to prepay $50 million of its 9 1/4% Senior Notes due March 1, 1999, thereby reducing total debt to approximately $347 million.

    The Company's revolving bank credit agreement, which expires December 31, 1998, provides for a credit facility of up to $60 million, including letters of credit of up to $25 million. At July 6, 1997, the Company had no borrowings and approximately $53.3 million of unused credit under the agreement. The Company is subject to a number of covenants under its various credit agreements including limitations on additional borrowings, capital expenditures, lease commitments and dividend payments, and requirements to maintain certain financial ratios, cash flows and net worth. Substantially all of the Company's real estate and machinery and equipment is pledged to its lenders under the credit agreement and other secured notes.

    The Company's primary sources of liquidity are expected to be cash flows from operations, the revolving bank credit facility, and the sale and leaseback of restaurant properties. An additional potential source of liquidity is the conversion of Company-operated restaurants to franchised restaurants. The Company requires capital principally to grow the business through new restaurant construction, as well as to maintain, improve and refurbish existing restaurants, and for general operating purposes.
                                    -10-

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

PART II - OTHER INFORMATION

There is no information required to be reported for any items under Part II, except as follows:

Item 6.   Exhibits and Reports on Form 8-K.

    (a)   Exhibits

          Number     Description
          ------     -----------

          10 Second Amendment dated as of July 11, 1997 to the Amended and Restated Revolving Credit Agreement dated as of March 15, 1996, as amended as of April 5, 1996 by the Agreement to Add Banks, among Foodmaker, Inc. and the Banks named therein

          27 Financial Data Schedule (included only with electronic filing)

    (b)   Reports on Form 8-K - None
                                    -11-

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


Date: August 18, 1997