Form 10-K
period 1997-09-28
FOODMAKER INC /DE/
filed 1997-11-20
CIK 807882

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                          WASHINGTON, D.C.  20549

                                  FORM 10-K
                                  ---------

  /X/ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


               FOR THE FISCAL YEAR ENDED   SEPTEMBER 28, 1997
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
     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

         The aggregate market value of the voting stock held by non-affiliates of the registrant as of November 14, 1997, computed by reference to the closing price reported in the New York Stock Exchange - Composite Transactions, was approximately $624 million.

         Number of shares of common stock, $.10 par value, outstanding as of the close of business November 14, 1997 - 39,143,767

                      DOCUMENTS INCORPORATED BY REFERENCE

         Portions of the Proxy Statement to be filed with the Securities and Exchange Commission in connection with the 1998 Annual Meeting of Stockholders are incorporated by reference into Part III hereof.

ITEM 1. BUSINESS

The Company

     Overview. Foodmaker, Inc. (the "Company") owns, operates and franchises Jack in the Box restaurants, a fast-food chain located principally in the western and southwestern United States. Jack in the Box is a leading regional competitor in the fast-food segment of the restaurant industry with systemwide sales of $1.34 billion in fiscal 1997. At September 28, 1997, there were 1,323 Jack in the Box restaurants, of which 963 were operated by the Company and 360 were franchised.

     Menu and marketing strategies for Jack in the Box restaurants are principally directed toward adult fast-food customers. Jack in the Box is known for its core signature products, the Jumbo Jack and Sourdough Jack hamburgers. The Company also offers a wider menu selection than most of its major competitors featuring foods that are not commonly offered in the fast-food hamburger segment, such as the Chicken Teriyaki Bowl and Chicken Fajita Pita.

     Jack in the Box was the first restaurant chain to develop and expand the concept of drive-thru only restaurants, and drive-thru sales currently account for approximately 64% of the sales at Company-operated restaurants. Most restaurants are located in freestanding buildings with seating capacities ranging from 24 to 85 persons and are open approximately 18 hours a day.

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

     Operating Strategy. The Jack in the Box operating strategy is to: (i) increase per store average sales through product quality improvements and marketing initiatives; (ii) enhance guest service through improved selection, training, and retention of guest service and management personnel; and (iii) increase the number of Jack in the Box restaurants through the addition of Company-operated and franchise-developed restaurants in it's existing and contiguous markets.

     Menu Strategy. The menu strategy for Jack in the Box restaurants is to provide high quality products that represent good value and appeal to the preferences of its customers. The menu features traditional hamburgers and side items in addition to specialty sandwiches, salads, Mexican foods, finger foods, breakfast foods, unique side items and desserts.

     Jack in the Box recognizes the advantages of improving existing products through ingredient specifications and changes in preparation and cooking procedures. Such major improvements are communicated to the public through point of purchase and television media, with messages such as "Juicier Burgers, Crispier Fries, and Real Ice Cream Shakes".

     Hamburgers represent the largest segment of the fast-food industry; accordingly, Jack in the Box continues to offer hamburgers as principal menu items. Hamburgers, including the Jumbo Jack, Sourdough Jack and the Ultimate Cheeseburger, accounted for approximately one quarter of the Company's restaurant sales in fiscal 1997. However, management believes that, as a result of its diverse menu, Jack in the Box restaurants are less dependent on the commercial success of one or a few products than other fast-food chains, and the Jack in the Box menu appeals to guests with a broad range of food preferences.

     Growth Strategy. The Company's goal is to achieve targeted levels of media coverage in it's existing major markets through the construction of new Jack in the Box restaurants primarily by the Company and, to a lesser extent, by franchisees. The Company currently intends to open approximately 400-500 new restaurants over the next five years. Approximately 15% of the new development is expected to be on non-traditional sites, such as the two recently opened restaurants which share sites with a gas station, convenience store and car wash in one location. The Company has historically acquired and will continue to consider the acquisition of existing restaurants for conversion to Jack in the Box restaurants.

     The following table sets forth the growth in Company-operated and franchised Jack in the Box restaurants since the beginning of fiscal year 1993:

                                                Fiscal year
                                --------------------------------------------
                                1997      1996      1995      1994      1993
                                ----      ----      ----      ----      ----
Company-operated restaurants:
  Opened. . . . . . . . . . .     75        26        21        54        10
  Sold to franchisees . . . .     (8)       --        (6)       (4)      (11)
  Closed. . . . . . . . . . .     (6)      (15)       (4)       (9)       (4)
  Acquired from franchisees .     23         5        42        44        10
  Ending number . . . . . . .    963       879       863       810       725
Franchised restaurants:
  Opened. . . . . . . . . . .      5        10        12         8        13
  Acquired from Company . . .      8        --         6         4        11
  Closed. . . . . . . . . . .    (21)       (3)       (1)       (1)       (2)
  Sold to Company . . . . . .    (23)       (5)      (42)      (44)      (10)
  Ending number . . . . . . .    360       391       389       414       447
System total. . . . . . . . .  1,323     1,270     1,252     1,224     1,172

     The following table summarizes the geographical locations of Jack in the Box restaurants at September 28, 1997:

                  Company-                             Company-
                  operated    Franchised               operated     Franchised
                  --------    ----------               --------     ----------
Arizona. . . . . .   64           46     Nevada . . . .    18           10
California . . . .  398          250     New Mexico . .    --            2
Hawaii . . . . . .   26            1     Oregon . . . .     2            2
Idaho. . . . . . .   14           --     Texas. . . . .   317           35
Illinois . . . . .   12           --     Washington . .    74           --
Louisiana. . . . .   --            5     Hong Kong. . .    --            6
Missouri . . . . .   38            3                      ---          ---
                                         Total. . . . .   963          360
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

     The Company currently uses several configurations in building new
Jack in the Box restaurants. The largest restaurants seat 90 customers and require a larger customer base to justify the required investment of approximately $1.3 million, including land. The smallest restaurants seat 44 customers, require less land, and cost slightly less to build and equip than do the largest restaurants. Management believes that the flexibility provided by the alternative configurations enables the Company to match the restaurant configuration with specific demographic, economic and geographic characteristics of the site.

     Restaurant Operations. Significant resources are devoted to ensure that all Jack in the Box restaurants offer the highest quality food and service. Emphasis is placed on ensuring that quality ingredients are delivered to the restaurants, restaurant food production systems are continuously developed and improved, and all employees are dedicated to delivering consistently high quality food and service. Through its network of corporate quality assurance, facilities services and restaurant management personnel, including regional vice presidents, area managers and restaurant managers, the Company standardizes specifications for the preparation and service of its food, the conduct and appearance of its employees, and the maintenance and repair of its premises. Operating specifications and procedures are documented in a series of manuals and video presentations. Most restaurants, including franchised units, receive approximately 4 full inspections and 26 mystery guest reviews each year.

     Each Jack in the Box restaurant is operated by a Company-employed manager or franchisee who normally receives a minimum of eight weeks of management training. Foodmaker's management training program involves a combination of classroom instruction and on-the-job training in specially designated training restaurants. Restaurant managers and supervisory personnel train other restaurant employees in accordance with detailed procedures and guidelines prescribed by Foodmaker, utilizing training aids including video equipment available at each location. The restaurant managers are directly responsible for the operation of the restaurants, including product quality, food handling safety, cleanliness, service, inventory, cash control and the conduct and appearance of employees.

     Restaurant managers are supervised by approximately 50 area managers, each of whom is responsible for an average of 20 restaurants. The area managers are under the supervision of seven regional vice presidents who are supervised in turn by a vice president of operations. Under the Company's performance system, area and restaurant managers are eligible for quarterly bonuses based on a percentage of location operating profit and regional vice presidents are eligible for bonuses based on profit improvement and achievement of established goals and objectives.

     The Company's quality assurance program is designed to maintain high standards for the food and materials and food preparation procedures used by Company-operated and franchised restaurants. Foodmaker maintains product specifications and approves sources for obtaining such products. The Company has developed a comprehensive, restaurant-based Hazard Analysis & Critical Control Points ("HACCP") system for managing food safety and quality. HACCP combines employee training, testing by suppliers, and detailed attention to product quality at every stage of the food preparation cycle.

     Foodmaker provides purchasing, warehouse and distribution services for both Company-operated and some franchised restaurants. Prior to 1996, most Jack in the Box franchisees used these services to the full extent available even though they were permitted to purchase products directly from any approved source. In 1996, Jack in the Box franchisees formed a purchasing cooperative and contracted with another supplier for distribution services. This transition by most franchisees resulted in a substantial decline in distribution sales. Some products, primarily dairy and bakery items, are delivered directly by approved suppliers to both Company-operated and franchised restaurants.

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

     Foodmaker maintains centralized financial and accounting controls for Company-operated Jack in the Box restaurants which it believes are important in analyzing profit margins. Jack in the Box uses a specially designed computerized reporting and cash register system. The system provides point-of-sale transaction data and accumulates marketing information. Sales data is collected and analyzed on a weekly basis by management.

     Franchising Program. The Jack in the Box franchising strategy is directed toward franchisee development of restaurants in existing non-primary markets and selected primary markets. The Company offers development agreements for construction of one or more new restaurants over a defined period of time and in a defined geographic area. Developers are required to prepay one-half of the franchise fees for restaurants to be opened in the future and may forfeit such fees and lose their rights to future developments if they do not maintain the required schedule of openings.

     The current Jack in the Box franchise agreement provides for an initial franchise fee of $50,000 (formerly $25,000) per restaurant. This agreement generally provides for royalties of 5% of gross sales (4% for agreements executed prior to February 23, 1996), a marketing fee of 5% of gross sales (although some existing agreements provide for a 4% rate) and approximately a 20-year term. In connection with the conversion of a Company-operated restaurant, the restaurant equipment and the right to do business at that location, known as "Trading Area Rights," are sold to the franchisee, in most cases for cash. The aggregate price is equal to the negotiated fair market value of the restaurant as a going concern, which depends on various factors including the history of the facility, its location and its cash flow potential. In addition, the land and building are leased or subleased to the franchisee at a negotiated rent, generally equal to the greater of a minimum base rent or a percentage of gross sales (typically 8 1/2%). The franchisee is required to pay property taxes, insurance and maintenance costs. The Company's franchise agreement also provides the Company a right of first refusal on each proposed sale of a franchised restaurant, which it exercises from time to time, when the proposed sale price and terms are acceptable to the Company.

     The Company views its non-franchised Jack in the Box units as a potential resource which, on a selected basis, can be sold to a franchisee to generate additional immediate cash flow and revenues while still maintaining future cash flows and earnings through franchise rents and royalties. Although franchised units totaled 360 of the 1,323 Jack in the Box restaurants at September 28, 1997, the ratio of franchised to Company-operated restaurants is low relative to the Company's major competitors.

     Advertising and Promotion. Jack in the Box engages in substantial marketing programs and activities. Advertising costs are paid from a fund comprised of (i) an amount contributed each year by the Company equal to at least 5% of the gross sales of its Company-operated Jack in the Box restaurants and (ii) the marketing fees paid by domestic franchisees. The Company's use of advertising media is limited to regional and local campaigns both on television and radio spots and in print media. Jack in the Box does not advertise nationally. Jack in the Box spent approximately $66 million on advertising and promotions in fiscal 1997, including franchisee contributions
of $15.5 million.   The current advertising campaign relies on a series of
television and radio spot advertisements to promote individual products and develop the Jack in the Box brand. The Company also spent $1.1 million in fiscal 1997 for local marketing purposes. Franchisees are encouraged to, and generally do, spend funds in addition to those expended by the Company for local marketing programs.

     Employees. At September 28, 1997, the Company had approximately 29,000 employees, of whom approximately 27,000 were restaurant employees, 450 were corporate personnel, 250 were distribution employees and 1,300 were field management and administrative personnel. Employees are paid on an hourly basis, except restaurant managers, corporate and field management, and administrative personnel. A majority of the Company's restaurant employees are employed on a part-time, hourly basis to provide services necessary during peak periods of restaurant operations. Jack in the Box has not experienced any significant work stoppages and believes its labor relations are good.

     Jack in the Box competes in the job market for qualified employees and believes its wage rates are comparable to those of its competitors.

Trademarks and Service Marks

     The Jack in the Box name is of material importance to the Company and is a registered trademark and service mark in the United States and in certain foreign countries. In addition, the Company has registered numerous service marks and trademarks for use in its business, including the Jack in the Box logo and various product names and designs.

Competition and Markets

     In general, the restaurant business is highly competitive and is affected by competitive changes in a geographic area, changes in the public's eating habits and preferences, local and national economic conditions affecting consumer spending habits, population trends, and traffic patterns. Key elements of competition in the industry are the quality and value of the food products offered, quality and speed of service, advertising, name identification, restaurant location, and attractiveness of facilities.

     Each Jack in the Box restaurant competes directly and indirectly with a large number of national and regional restaurant chains as well as with locally-owned fast-food restaurants and coffee shops. In selling franchises, Jack in the Box competes with many other restaurant franchisors, and some of its competitors have substantially greater financial resources and higher total sales volume.

Regulation

     Each Company-operated and franchised restaurant is subject to regulation by federal agencies and to licensing and regulation by state and local health, sanitation, safety, fire and other departments. Difficulties or failures in obtaining any required licensing or approval could result in delays or cancellations in the opening of new restaurants.

     The Company is also subject to federal and a substantial number of state laws regulating the offer and sale of franchises. Such laws impose registration and disclosure requirements on franchisors in the offer and sale of franchises and may also apply substantive standards to the relationship between franchisor and franchisee, including limitations on the ability of franchisors to terminate franchisees and alter franchise arrangements. The Company believes it is operating in substantial compliance with applicable laws and regulations governing its operations.

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

     The Company is subject to certain guidelines under the Americans with Disabilities Act of 1990 and various state codes and regulations which require restaurants to provide full and equal access to persons with physical disabilities. To comply with such laws and regulations, the cost of remodeling and developing restaurants has increased, principally due to the need to provide certain older restaurants with ramps, wider doors, enlarged restrooms and other conveniences. See "Item 3 Legal Proceedings".

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

Forward-Looking Statements

     The Company wishes to caution readers that forward-looking statements made by or on behalf of the Company, are subject to known and unknown risks and uncertainties which may cause the Company's actual results to be materially different from future results expressed or implied by any forward-looking statements. In connection with the "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995, the Company provides the following cautionary statements which identify important factors that could cause the Company's actual results to differ materially from those expressed in any forward-looking statements. No inference should be drawn that the factors referred to below are the only factors which could give rise to such differences.

     In addition to factors discussed in this Form 10-K, among the other factors that could cause the Company's results to differ materially are: the effectiveness and cost of advertising and promotional efforts; the degree of success of the Company's product offerings; weather conditions; difficulties in obtaining ingredients and variations in ingredient costs; the Company's ability to control operating, general and administrative costs and to raise prices sufficiently to offset cost increases; the Company's ability to recognize value from any current or future co-branding efforts; competitive products and pricing and promotions; the impact of any wide-spread negative publicity; the impact on consumer eating habits of new scientific information regarding diet, nutrition and health; competition for labor; general economic conditions; changes in consumer tastes and in travel and dining-out habits; the impact on operations and the costs to comply with laws and regulations and other activities of governing entities; the costs and other effects of legal claims by franchisees, customers, vendors and others, including settlement of those claims; and the effectiveness of management strategies and decisions.

     There can be no assurance that the Company or its franchisees will achieve growth objectives or that new restaurants will be profitable. The opening and profitability of restaurants are subject to various risk factors including the identification, availability and lease or purchase terms of suitable sites, both traditional and non-traditional; the ability of the Company and its franchisees to finance new restaurant development and to hire and adequately train sufficient staff; the ability to meet construction schedules, permitting and regulatory compliance; and the sales and cost performance of the individual new restaurants.

     The growth of Jack in the Box restaurants outside the United States is subject to a number of additional factors. The Company has limited experience with international franchise development. The growth and profitability of international restaurants are subject to the financial, development and operational capabilities of franchisees, the franchisees' ability to develop a support structure and adequately support subfranchisees, the franchisees' adherence to the Company's operational standards, as well as currency regulations and fluctuations. See "Item 3 Legal Proceedings".

     Because the Company's business is regional, with approximately 75% of its Company-operated and franchised restaurants located in the states of California and Texas, the economic conditions and weather conditions affecting those states may have a material impact upon the Company's results.

     The Company has a substantial number of employees who are paid wage rates at/or slightly above the minimum wage. As federal and/or state minimum wage rates increase, the Company may need to increase not only the wages of its minimum wage employees but also the wages paid to the employees at wage rates which are above minimum wage. If competitive pressures or other factors prevent the Company from offsetting the increased costs by increases in prices, the Company's profitability may decline.

     The Company has been required under SFAS 109, because of operating losses incurred in past years, to establish valuation allowances against deferred tax assets recorded for loss and tax credit carryforwards and various other items. Until there is sufficient available evidence that the Company will be able to realize such deferred tax assets through future taxable earnings, the Company's tax provision will be highly sensitive to the expected level of annual earnings, the impact of the alternative minimum tax under the Internal Revenue Code and the limited current recognition of the deferred tax assets. As a result of changing expectations, the relationship of the Company's income tax provision to pre-tax earnings will vary more significantly from quarter to quarter and year to year than companies that have been continuously profitable. However, the Company's effective tax rates are likely to increase in the future.

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

     In early 1993 the Company's business was severely disrupted as a result of an outbreak of food-borne illness attributed to hamburgers served in Jack in the Box restaurants, principally in the state of Washington.
See "Item 3 Legal Proceedings". To minimize the risk of any such occurrence in the future, the Company has implemented a HACCP based food safety program. The risk of food-borne illness cannot be completely eliminated. Any outbreak of such illness attributed to Jack in the Box restaurants or within the food service industry could have a material adverse effect on the financial condition and results of operations of the Company.

     The Company has made substantial progress to ensure that all hardware and software serving critical internal functions in Company-operated restaurants and in the Company's corporate offices will accurately handle data involving the transition of dates from 1999 to 2000. The Company has advised its franchisees that they are required to ensure that all computer hardware and software used in connection with franchised Jack in the Box restaurants be "Year 2000 compliant" by December 31, 1999. The Company has urged vendors who supply significant amounts of vital supplies and services to the Company, to develop and implement year 2000 compliance plans. However, any failure on the part of the Company, its franchisees, or the Company's vendors to ensure compliance with year 2000 requirements could have a material, adverse effect on the financial condition and results of operations of the Company after January 1, 2000.

ITEM 2. PROPERTIES

     At September 28, 1997, Foodmaker owned 562 Jack in the Box restaurant buildings, including 329 located on land covered by ground leases. In addition, it leased 666 restaurants where both the land and building are leased, including 153 restaurants operated by franchisees. The remaining lease terms of ground leases range from approximately one year to 49 years, including renewal option periods. The remaining lease terms of Foodmaker's other leases range from approximately one year to 40 years, including renewal option periods. In addition, at September 28, 1997, franchisees directly owned or leased 95 restaurants.

                                            Company-    Franchise-
                                            operated     operated       Total
                                           -----------  -----------  -----------
Company-owned restaurant buildings:
  On Company-owned land . . . . . . . . . .    172           61          233
  On ground-leased land . . . . . . . . . .    278           51          329
                                               ---          ---          ---
   Subtotal . . . . . . . . . . . . . . . .    450          112          562
  Company-leased restaurant buildings
   on leased land . . . . . . . . . . . . .    513          153          666
  Franchise directly-owned or
   directly-leased restaurant buildings . .     --           95           95
                                               ---          ---          ---
  Total restaurant buildings. . . . . . . .    963          360        1,323
                                               ===          ===        =====

     The Company's leases generally provide for fixed rental payments
(with cost-of-living index adjustments) plus real estate taxes, insurance and other expenses; in addition, many of the leases provide for contingent rental payments of between 2% and 10% of the restaurant's gross sales. The Company has generally been able to renew its restaurant leases as they expire at then current market rates. At September 28, 1997, the leases had initial terms expiring as follows:

                                                         Number of restaurants
                                                         ---------------------
    Years initial                                                     Land and
     lease term                                           Ground      building
      expires                                             leases       leases
     ---------                                            ------      --------
     1998-2002. . . . . . . . . . . . . . . . . . . .      114          121
     2003-2007. . . . . . . . . . . . . . . . . . . .      125          206
     2008-2012. . . . . . . . . . . . . . . . . . . .       68          245
     2013 and later . . . . . . . . . . . . . . . . .       22           94
                                                           ---          ---
                                                           329          666
                                                           ===          ===

     In addition, the Company owns its principal executive offices in San Diego, California, consisting of approximately 150,000 square feet.

     The Company owns one warehouse and leases an additional five with remaining terms ranging from one year to 20 years, including renewal option periods.

     Substantially all the Company's real and personal property are pledged as collateral for various components of the Company's long-term debt.

ITEM 3. LEGAL PROCEEDINGS

     The legal proceedings that were pending against the Company in federal and state courts in the state of Washington, relating to food-borne illness (the "Outbreak") attributed to hamburgers served at Jack in the Box restaurants in 1993, have been concluded, with the exception of one case of immaterial financial impact, which is currently on appeal. The total liability on all such lawsuits and claims did not exceed the coverage available under the Company's applicable insurance policies.

     The Company is engaged in litigation with the Vons Companies, Inc. ("Vons") and various suppliers seeking reimbursement for all damages, costs and expenses incurred in connection with the Outbreak. The initial litigation was filed by the Company on February 4, 1993. Vons has filed cross-complaints against the Company and others alleging certain contractual, indemnification and tort liabilities; seeking damages in unspecified amounts and a declaration of the rights and obligations of the parties. The claims of the parties arise out of two separate lawsuits which have been consolidated and are now set for trial in the Los Angeles Superior Court, Los Angeles, California in January 1998.

     On April 6, 1996 an action was filed by one of the Company's international franchisees, Wolsey, Ltd., in the United States District Court in San Diego, California against the Company and its directors, its international franchising subsidiary, and certain officers of the Company and others. The complaint alleges certain contractual, tort and law violations related to the franchisees' development rights in the Far East and seeks damages in excess of $38.5 million, injunctive relief, attorneys fees and costs. The Company has successfully dismissed portions of the complaint, including the single claim alleging wrongdoing by the Company's outside directors. Management believes the remaining allegations are without foundation and intends to vigorously defend the action.

     On November 5, 1996 an action was filed by the "National JIB Franchisee Association, Inc." and several of the Company's franchisees in the Superior Court of California, County of San Diego in San Diego, California, against the Company and others. The lawsuit alleges that certain Company policies are unfair business practices and violate sections of the California Corporations Code regarding material modifications of franchise agreements and interfere with franchisees' right of association. It seeks injunctive relief, a declaration of the rights and duties of the parties, unspecified damages and recision of alleged material modifications of plaintiffs' franchise agreements. The complaint also alleges fraud, breach of a fiduciary duty and breach of a third party beneficiary contract in connection with certain payments that the Company received from suppliers and seeks unspecified damages, interest, punitive damages and an accounting. Management believes that its policies are lawful and that it has satisfied any obligation to its franchisees in regard to such supplier payments.

     On December 10, 1996, a suit was filed by the Company's Mexican licensee, Foodmex, Inc., in the United States District Court in San Diego, California against the Company and its international franchising subsidiary. Foodmex formerly operated several Jack in the Box franchise restaurants in Mexico, but its licenses were terminated by the Company for, among other reasons, chronic insolvency and failure to meet operational standards. The Foodmex suit alleges wrongful termination of its master license, breach of contract and unfair competition and seeks an injunction to prohibit termination of its license as well as unspecified monetary damages. In January 1997 Foodmex amended its complaint to name several individual defendants and to allege additional causes of action. The Company and its subsidiary counterclaimed and sought a preliminary injunction against Foodmex. On March 28, 1997 the court granted the Company's request for an injunction, held that the Company was likely to prevail in its suit, and ordered Foodmex to immediately cease using the Jack in the Box marks and proprietary operating systems. On June 30, 1997, the court held Foodmex and its president in contempt of court for failing to comply with the March 28, 1997 order.

     On February 2, 1995, an action by Concetta Jorgensen was filed against the Company in the U.S. District Court in San Francisco, California alleging that restrooms at a Jack in the Box restaurant failed to comply with laws regarding disabled persons and seeking damages in unspecified amounts, punitive damages, injunctive relief, attorneys fees and prejudgment interest. In an amended complaint, damages were also sought on behalf of all physically disabled persons who were allegedly denied access to restrooms at the restaurant. In February 1997, the court ordered that the action for injunctive relief proceed as a nationwide class action on behalf of all persons in the United States with mobility disabilities. The Company has reached tentative agreement on settlement terms both as to the individual plaintiff Concetta Jorgensen and the claims for injunctive relief, but a settlement agreement has not yet been signed or presented to the U.S. District Court for approval. During the course of settlement discussions, Foodmaker was notified by attorneys for plaintiffs that claims may be made against Jack in the Box franchisees and Foodmaker relating to locations that franchisees lease from Foodmaker which may not be in compliance with the Americans With Disabilities Act.

     On May 23, 1997, an action by Ralston Purina Company was filed against the Company in the U.S. District court for the Eastern District of Missouri in St. Louis, Missouri alleging the Company's breach of a tax sharing agreement and unjust enrichment and seeking an accounting and damages in an amount not less than $11 million and attorneys' fees and costs. The Company believes it has meritorious defenses and intends to vigorously resist the lawsuit.

     The Company is also subject to normal and routine litigation. The amount of liability from the claims and actions described above cannot be determined with certainty, but in the opinion of management, the ultimate liability from all pending legal proceedings, asserted legal claims and known potential legal claims which are probable of assertion should not materially affect the results of operations and liquidity of the Company.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     No matters were submitted to a vote of security holders during the fourth quarter ended September 28, 1997.

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     The following table sets forth the high and low closing sales prices for the common stock during the quarters indicated, as reported on the New York Stock Exchange-Composite Transactions:

                16 weeks ended                   12 weeks ended
                                 ---------------------------------------------
                 Jan. 21, 1996   Apr. 14, 1996    July 7, 1996  Sept. 29, 1996
                 -------------   -------------    ------------  --------------
  High . . . . .      6 1/8           7 3/4           8 7/8         10 1/8
  Low. . . . . .        5             5 7/8           6 7/8          6 3/4

                16 weeks ended                   12 weeks ended
                                 ---------------------------------------------
                 Jan. 19, 1997   Apr. 13, 1997    July 6, 1997  Sept. 28, 1997
                 -------------   -------------    ------------  --------------
  High . . . . .     10 7/8          12 1/4          16 7/16       20 11/16
  Low. . . . . .        8             9 1/8           10 3/8        15 7/16

     Foodmaker has not paid any cash or other dividends (other than the issuance of the Rights, as described in Note 9 to the consolidated financial statements) during its last two fiscal years and does not anticipate paying dividends in the foreseeable future. The Company's credit agreements prohibit and its public debt instruments restrict the Company's right to declare or pay dividends or make other distributions with respect to shares of its capital stock.

     As of September 28, 1997, there were approximately 600 stockholders of record.

ITEM 6. SELECTED FINANCIAL DATA

     The selected data presented in the following table summarizes certain consolidated financial information concerning the Company and is derived from financial statements which have been audited by KPMG Peat Marwick LLP, independent certified public accountants. Results of operations for Chi-Chi's, Inc. ("Chi-Chi's") are included through January 27, 1994, when Chi-Chi's was sold. The Company's fiscal year is 52 or 53 weeks, ending the Sunday closest to September 30.


                                                               52 weeks ended                           53 weeks
                                         -------------------------------------------------------          ended
Statement of Operations Data:            9/28/97         9/26/95         10/1/95         10/2/94         10/3/93
-----------------------------            -------         -------         -------         -------         -------
Revenues:
  Restaurant sales. . . . . . . . . .  $  986,583      $  892,029      $  804,084      $  843,038      $1,088,269
  Distribution sales. . . . . . . . .      45,233         132,421         179,689         171,711         108,546
  Franchise rents and royalties . . .      35,426          34,048          32,530          33,740          35,232
  Other revenues. . . . . . . . . . .       4,500           4,324           2,413           4,837           8,680
                                       ----------      ----------      ----------      ----------      ----------
   Total revenues . . . . . . . . . .   1,071,742       1,062,822       1,018,716       1,053,326       1,240,727
                                       ----------      ----------      ----------      ----------      ----------
Costs of revenues (1) . . . . . . . .     905,742         919,211         903,479         950,952       1,147,157
Equity in loss of FRI (2) . . . . . .          --              --          57,188           2,108              --
Selling, general and administrative
   expenses (3) . . . . . . . . . . .      80,438          72,134          78,044          78,323         102,183
Interest expense. . . . . . . . . . .      40,359          46,126          48,463          55,201          57,586
                                       ----------      ----------      ----------      ----------      ----------
Earnings (loss) before income taxes
   (benefit), extraordinary item, and
   cumulative effect of changes in
   accounting principles. . . . . . .      45,203          25,351         (68,458)        (33,258)        (66,199)
Income taxes (benefit). . . . . . . .       9,900           5,300             500           3,010         (22,071)
                                       ----------      ----------      ----------      ----------      ----------
Earnings (loss) before extraordinary
   item and cumulative effect of
   changes in accounting principles .      35,303          20,051         (68,958)        (36,268)        (44,128)
Extraordinary item - loss on early
   extinguishment of debt, net of
   income taxes . . . . . . . . . . .      (1,252)             --              --          (3,302)             --
Cumulative effect on prior years of
   adopting SFAS 106 and SFAS 109 . .          --              --              --              --         (53,980)
                                       ----------      ----------      ----------      ----------      ----------
Net earnings (loss) . . . . . . . . .  $   34,051      $   20,051      $  (68,958)     $  (39,570)     $  (98,108)
                                       ==========      ==========      ==========      ==========      ==========
Earnings (loss) per share before
   extraordinary item and cumulative
   effect of changes in accounting
   principles . . . . . . . . . . . .  $      .89      $      .51      $    (1.77)     $     (.94)     $    (1.15)
Net earnings (loss) per share . . . .  $      .86      $      .51      $    (1.77)     $    (1.03)     $    (2.55)
Balance Sheet Data (at end of period):
---------------------------------------
Current assets. . . . . . . . . . . .  $  100,162      $   96,476      $   97,889      $  107,486      $   93,534
Current liabilities . . . . . . . . .     193,213         147,063         132,017         140,238         202,194
Total assets. . . . . . . . . . . . .     681,758         653,638         662,674         740,285         897,280
Long-term debt. . . . . . . . . . . .     346,191         396,340         440,219         447,822         500,460
Stockholders' equity. . . . . . . . .      87,879          51,384          31,253         100,051         139,132
---------------------------------------

  <F1>  Reflects a provision of $44.5 million for the year ended October 3, 1993 to cover franchisee settlements and associated costs related to the Outbreak of food-borne illness.

  <F2>  Reflects the complete write-off of the Company's $57.2 million investment in Family Restaurants, Inc. ("FRI") for the year ended October 1, 1995.
        See Note 2 to the consolidated financial statements for information concerning the Company's prior ownership of Chi-Chi's and investment in FRI.

  <F3>  Includes the recognition of an $8 million stockholders' lawsuit settlement for the year ended October 1, 1995.

                                    -11-

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations

     All comparisons under this heading between 1997, 1996 and 1995 refer to the 52-week periods ended September 28, 1997, September 29, 1996 and October 1, 1995, respectively, unless otherwise indicated.

Revenues

     Company-operated restaurant sales were $986.6 million, $892.0 million and $804.1 million in 1997, 1996 and 1995, respectively. The sales improvements from the prior year of $94.6 million, or 10.6%, in 1997 and $87.9 million, or 10.9%, in 1996 reflect increases in both per store average ("PSA") sales and in the average number of Company-operated restaurants. PSA sales for comparable restaurants increased 6.5% in 1997 and 7.2% in 1996 compared to the respective prior year. Sales also improved as a result of the increase in the average number of Company-operated restaurants which grew to 900 in 1997 from 868 in 1996 and 839 in 1995. Sales continued to improve under the Company's two-tier marketing strategy featuring premium sandwiches, such as the Sourdough Jack and Spicy Crispy Chicken sandwiches, and value-priced product alternatives from "Jack's Value Menu." The strategy recognizes that value pricing is an ongoing part of the quick-serve industry's competitive environment. At the same time, the Company continues to build its brand through a popular advertising campaign that features its fictional founder, "Jack". The Company believes this brand-building effort will continue to attract customers to Jack in the Box restaurants for its distinctive food.

     Distribution sales of food and supplies were $45.2 million, $132.4 million and $179.7 million in 1997, 1996 and 1995, respectively. The decline in distribution sales is a result of two factors. In 1996 Jack in the Box franchisees formed a purchasing cooperative and contracted with another supplier for distribution services. Most franchisees elected to participate in the cooperative, resulting in sales to franchisees declining to $9.8 million in 1997 from $67.3 million in 1996 and $98.6 million in 1995. In addition, the distribution contract with Chi-Chi's was not renewed when it expired in May 1997. Distribution sales to Chi-Chi's and others declined to $35.4 million in 1997 from $65.1 million in 1996 and $81.1 million in 1995. Ongoing distribution sales, which relate principally to franchisees who continue to use Foodmaker distribution services, are expected to be approximately $4 million per quarter. Because distribution is a low-margin business, the loss of distribution revenues did not have a material impact on the results of operations or financial condition of the Company.

     Franchise rents and royalties were $35.4 million, $34.0 million and $32.5 million in 1997, 1996 and 1995, respectively, slightly more than 10% of sales at franchise-operated restaurants in each of those years. Franchise restaurant sales increased to $352.2 million in 1997 from $337.0 million in 1996 and $319.6 million in 1995. Franchise restaurant sales growth was primarily attributed to PSA sales increases at domestic franchise-operated restaurants, which were impacted by marketing initiatives that favorably influenced sales systemwide.

     Other revenues, which include interest income on investments and notes, as well as franchise development fees, were $4.5 million, $4.3 million and $2.4 million in 1997, 1996 and 1995, respectively. Other revenues were greater in 1997 and 1996 principally due to increased interest income from investments.

Costs and Expenses

     Restaurant costs of sales, which include food and packaging costs, were $327.2 million, $291.0 million and $258.6 million in 1997, 1996 and 1995, respectively. As a percent of restaurant sales, cost of sales were 33.2% in 1997, 32.6% in 1996 and 32.2% in 1995. The restaurant costs of sales percentage increased in 1997 compared to 1996, principally due to the cost of improved french fries, higher food costs of certain discount promotions and commodity cost increases, primarily pork and dairy. The restaurant costs of sales percentage increased in 1996 compared to 1995 principally due to higher packaging costs.

     Restaurant operating costs were $510.2 million, $478.0 million and $447.2 million in 1997, 1996 and 1995, respectively. As a percent of restaurant sales, operating costs were 51.7% in 1997, 53.6% in 1996 and 55.6% in 1995, declining each year primarily due to labor efficiencies and lower percentages of occupancy and other operating expenses. While occupancy and other operating expenses increase with the addition of each new restaurant, such expenses for existing restaurants have increased at a slower rate than the increase in PSA restaurant sales.

     Costs of distribution sales were $44.8 million in 1997, $130.2 million in 1996 and $175.7 million in 1995, reflecting the changes in distribution sales. Costs of distribution sales have increased as a percent of distribution sales to 99.0% in 1997 from 98.4% in 1996 and 97.8% in 1995.
The decline in distribution margins are due primarily to the effect of the loss of franchise and Chi-Chi's distribution sales. In 1997 such costs include expenses of $.4 million, or .9% of distribution sales, related to the closure of a distribution center which had been used principally to distribute to Chi-Chi's restaurants.

     Franchised restaurant costs, which consist principally of rents and depreciation on properties leased to franchisees and other miscellaneous costs, were $23.6 million, $20.0 million and $21.9 million in 1997, 1996 and 1995, respectively. The increase in such costs reflect higher international franchise-related legal expense.

     Selling, general and administrative expenses were $80.4 million, $72.1 million and $78.0 million in 1997, 1996 and 1995, respectively. Advertising and promotion costs represented $51.9 million, $47.2 million and $44.9 million in 1997, 1996 and 1995, respectively. As a percent of restaurant sales, advertising and promotion costs were 5.3% in 1997 and 1996, declining from 5.6% in 1995, as the Company reduced its extra contributions to the marketing fund and its use of local promotions. The Company received from suppliers cooperative advertising funds of $5.2 million and $4.8 million, respectively, in 1997 and 1996, or 0.5% of restaurant sales, which formerly had been contributed directly to the marketing fund. In 1995 general, administrative and other costs include an $8.0 million litigation settlement with stockholders and a $1.9 million gain on the curtailment of postretirement benefits, a net increase to such expenses of $6.1 million, or 0.6% of revenues. Excluding the above items, general, administrative and other costs as a percent of revenues were approximately 3.1% of revenues in 1997 and 2.8% of revenues in 1996 and 1995. General and administrative expenses in 1997 reflect higher legal costs, expenses and write-offs related to tests of dual brand concepts (two brands operating in the same restaurant facility) and other general increases, offset in part by a reduction in bad debt expense related to decreased accounts and notes receivable.

     Interest expense was $40.4 million, $46.1 million and $48.5 million in 1997, 1996 and 1995, respectively. Interest expense declined from the prior year by $5.7 million in 1997 and $2.4 million in 1996, principally due to a reduction in total debt outstanding and lower other financing costs. Total debt at September 28, 1997 was $347.7 million compared to $449.2 million at the beginning of fiscal year 1995. Interest expense in 1997 and 1996 reflects interest savings associated with the early retirement in May 1996 of $42.8 million of the Company's 14 1/4% senior subordinated notes.

     The tax provision reflects the effective annual tax rate of 22% and 21% of pretax earnings in 1997 and 1996, respectively. The low effective annual income tax rates result from the Company's ability to realize previously unrecognized tax benefits as the Company's profitability has improved.
Although the Company incurred a loss in 1995, income taxes of $.5 million were provided due to required minimum taxes and the Company's inability to recognize the benefit from the carryover of losses to future years under Statement of Financial Accounting Standards ("SFAS") 109, Accounting for Income Taxes.

     In 1997 the Company incurred an extraordinary loss of $1.6 million, less income tax benefits of $.3 million, on the early retirement of the 9 1/4% senior notes.
                                    -13-

Liquidity and Capital Resources

     Cash and cash equivalents decreased $13.5 million to $28.5 million at September 28, 1997 from $42.0 million at the beginning of the fiscal year. The cash decrease reflects, among other things, cash flow from operations of $99.5 million in 1997, net principal payments on debt of $50.9 million and capital expenditures of $59.7 million.

     The Company's working capital deficit increased $42.5 million to $93.1 million at September 28, 1997 from $50.6 million at the end of 1996, principally due to increases in accounts payables and accrued liabilities. The Company, and the restaurant industry in general, maintain relatively low levels of accounts receivable and inventories and vendors grant trade credit for purchases such as food and supplies. The Company also continually invests in its business through the addition of new units and refurbishment of existing units, which are reflected as long-term assets and not as part of working capital.

     Total debt outstanding declined $50.5 million to $347.7 million at September 28, 1997 from $398.2 million at September 29, 1996. In September 1997, the Company prepaid $50 million of its 9 1/4% senior notes due March 1, 1999. On May 15, 1996, the Company used $43.5 million of available cash to prepay the remaining 14 1/4% senior subordinated notes due in May 1998.

     The Company's revolving bank credit agreement, which was amended and restated March 15, 1996, expires December 31, 1998 and provides for a credit facility of up to $60 million, including letters of credit of up to $25 million. At September 28, 1997, the Company had no borrowings and approximately $52.8 million of unused credit under the agreement. The Company is subject to a number of covenants under its various credit agreements including limits on additional borrowings, capital expenditures, lease commitments and dividend payments, and requirements to maintain certain financial ratios, cash flows and net worth. Most of the Company's real estate and machinery and equipment is pledged to its lenders under the credit agreement and other secured notes.

     The Company's primary sources of liquidity are expected to be cash flows from operations, the revolving bank credit facility, and the sale and leaseback of restaurant properties. An additional potential source of liquidity is the conversion of Company-operated restaurants to franchised restaurants. The Company requires capital principally to expand the business through new restaurant construction, as well as to maintain, improve and refurbish existing restaurants, and for general operating purposes.

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

     Although the amount of liability from claims and actions described in
Note 11 of the consolidated financial statements cannot be determined with certainty, management believes the ultimate liability of such claims and actions should not materially affect the results of operations and liquidity of the Company.

     On August 7, 1992, the Board of Directors of the Company authorized the purchase of up to 2 million shares of the Company's outstanding common stock in the open market, for an aggregate amount not to exceed $20 million. At September 28, 1997, the Company had acquired 1,412,654 shares for an aggregate cost of $14.5 million, none of which were acquired in the past three years.

Seasonality

     The Company's restaurant sales and profitability are subject to seasonal fluctuations and are traditionally higher during the spring and summer months because of factors such as increased travel and improved weather conditions which affect the public's dining habits.

New Accounting Standards

     In February 1997, the FASB issued SFAS No. 128, "Earnings per Share". This Statement specifies the computation, presentation, and disclosure requirements for earnings per share for entities with publicly held common stock or potential common stock. This Statement shall be effective for fiscal years ending after December 15, 1997. Earlier application is not permitted. At this time the Company does not believe that this Statement will have a significant impact on the financial position or results of operations for the year ending September 27, 1998.

     In February 1997, the FASB issued SFAS No. 129, "Disclosure of Information about Capital Structure." This Statement shall be effective for fiscal years ending after December 15, 1997. This statement, requiring only additional informational disclosures, is effective for the Company's fiscal year ending September 27, 1998.

     In June 1997, the FASB issued SFAS No. 130, "Reporting Comprehensive Income." This Statement established standards for reporting and display of comprehensive income and its components (revenues, expenses, gains and losses) in a full set of general-purposes financial statements. This Statement shall be effective for fiscal years beginning after December 15, 1997. Reclassification of financial statements for earlier periods provided for comparative purposes is required. This statement, requiring only additional informational disclosures, is effective for the Company's fiscal year ending October 3, 1999.

     In June 1997, the FASB issued SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information." This Statement established standards for the way that public business enterprises report information about operating segments in annual financial statements and requires that enterprises report selected information about operating segments in interim financial reports issued to stockholders. This Statement shall be effective for fiscal years beginning after December 15, 1997. In the initial year of application, comparative information for earlier years is to be restated. This statement, requiring only additional informational disclosures, is effective for the Company's fiscal year ending October 3, 1999.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     The consolidated financial statements and related financial information required to be filed are indexed on page F-1 and are incorporated herein.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     Not applicable.

                                  PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     The following table provides certain information about each of the Company's current directors and executive officers.

     Name                   Age(8)        Position with the Company(7)
-----------------------     ------        ------------------------------------
Robert J. Nugent(1)(4)        56          President, Chief Executive Officer
                                          and Director

Charles W. Duddles(1)         57          Executive Vice President, Chief
                                          Financial Officer, Chief
                                          Administrative Officer and Director

Kenneth R. Williams           55          Executive Vice President, Marketing
                                          and Operations

Lawrence E. Schauf            52          Executive Vice President and Secretary

Donald C. Blough              49          Vice President, Management Information
                                          Systems

Bruce N. Bowers               51          Vice President, Logistics

Carlo E. Cetti                53          Vice President, Human Resources and
                                          Strategic Planning

Bradford R. Haley             39          Vice President, Marketing
                                          Communications

William F. Motts              54          Vice President, Restaurant Development

Paul L. Schultz               43          Vice President, Operations and
                                          Domestic Franchising

David M. Theno, Ph.D.         47          Vice President, Quality Assurance,
                                          Research and Development and Product
                                          Safety

Linda A. Vaughan              39          Vice President, New Products,
                                          Promotions and Consumer Research

Charles E. Watson             42          Vice President, Real Estate and
                                          Construction

Darwin J. Weeks               51          Vice President, Controller and Chief
                                          Accounting Officer

Jack W. Goodall(1)(4)(5)(6)   59          Chairman of the Board

Michael E. Alpert(6)          55          Director

Jay W. Brown(2)(3)            52          Director

Paul T. Carter(2)(3)(5)       75          Director

Edward Gibbons(3)(4)(6)       61          Director

L. Robert Payne(2)(5)         64          Director
-----------------------------
(1)   Member of the Administrative Committee.
(2)   Member of the Audit Committee.
(3)   Member of the Compensation Committee.
(4)   Member of the Executive Committee.
(5)   Member of the Finance Committee.
(6)   Member of the Nominating Committee.
(7) Directors and officers are elected annually. Each director and officer holds his office until his successor has been elected and qualified or until he resigns or is removed.
(8)   Age as of January 1, 1998.
                                    -16-

     Mr. Nugent has been President and Chief Executive Officer of the Company since April 1996. He was Executive Vice President of the Company from February 1985 to April 1996 and President and Chief Operating Officer of the Jack in the Box Division of the Company from May 1988 to April 1996. He has been a director since February 1988. Mr. Nugent has 18 years of experience with the Company in various executive and operations positions.

     Mr. Duddles has been Executive Vice President and Chief Administrative Officer of the Company since May 1988. He has been Chief Financial Officer of the Company since October 1985 and was Senior Vice President from October 1985 to May 1988. He has been a director since February 1988. Mr. Duddles has 18 years of experience with the Company in various finance positions.

     Mr. Williams has been Executive Vice President of the Company since May 1996. He was Senior Vice President of the Company from January 1993 to May 1996 and Executive Vice President of Marketing and Operations, Jack in the Box Division from November 1994 to May 1996. He was Executive Vice President of Operations, Jack in the Box Division from May 1988 until November 1994.
Mr. Williams has 32 years of experience with the Company in various operations positions.

     Mr. Schauf has been Executive Vice President and Secretary of the Company since August 1996. Prior to joining Foodmaker he was Senior Vice President, General Counsel and Secretary of Wendy's International, Inc. from February 1991 to August 1996. He was previously Vice President, General Counsel and Secretary of Wendy's International, Inc. from September 1987 to February 1991.

     Mr. Blough has been Vice President, Management Information Systems of the Company since August 1993 and was previously Division Vice President, Systems Development from June 1990 to August 1993 Mr. Blough has 19 years of experience with the Company in various management information systems positions.

     Mr. Bowers has been Vice President, Logistics (formerly Purchasing and Distribution) of the Company, since April 1982. Mr. Bowers has 28 years of experience with the Company in various manufacturing, purchasing and distribution positions.

     Mr. Cetti has been Vice President, Human Resources and Strategic Planning of the Company since March 1994. He was previously Vice President, Training and Risk Management, from December 1992 to March 1994. Mr. Cetti has 17 years of experience with the Company in various human resources and training positions.

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

     Mr. Motts has been Vice President of the Company and Vice President of Restaurant Development of Jack in the Box Division since September 1988. Mr. Motts has 15 years of experience with the Company in various restaurant development positions.

     Mr. Schultz has been Vice President of the Company since May 1988 and
Vice President of Operations and Domestic Franchising, Jack in the Box Division since November 1994. He was Vice President of Domestic Franchising,
Jack in the Box Division from October 1993 until November 1994. He was previously Vice President of Jack in the Box Operations-Division I from
May 1988 to October 1993. Mr. Schultz has 26 years of experience with the Company in various operations positions.

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

     Ms. Vaughan has been Vice President, New Products, Promotions and Consumer Research of the Company since February 1996. She was Division Vice President, New Products and Promotions from November 1994 until February 1996. Previously, she was Manager, Product Marketing from October 1993 until November 1994 and Manager Franchise Analysis from November 1992 to October 1993. She was Senior Financial Analyst, Franchise Analysis, from October 1991 until November 1992.

     Mr. Watson has been Vice President, Real Estate and Construction of the Company since April 1997. From July 1995 to March 1997, he was Vice President, Real Estate and Construction of Boston Chicken, Inc. He was Division Vice President, Real Estate and Construction of the Company from November 1991 through June 1995. Mr. Watson has 12 years of experience with the Company in various real estate and construction positions.

     Mr. Weeks has been Vice President, Controller and Chief Accounting Officer of the Company since August 1995 and was previously Division Vice President and Assistant Controller for the Company from April 1982 through July 1995. Mr. Weeks has been employed by the Company in various finance positions for 21 years.

     Mr. Goodall has been Chairman of the Board since October 1985. For more than five years prior to his retirement in April 1996, he was President and Chief Executive Officer of the Company. Mr. Goodall is a director of Ralcorp Holdings, Inc.

     Mr. Alpert has been a director of the Company since August 1992. Mr. Alpert was a partner in the San Diego Office of the law firm of Gibson, Dunn
& Crutcher LLP for more than 5 years prior to his retirement on August 1, 1992. He is currently Advisory Counsel to Gibson, Dunn & Crutcher LLP. Gibson, Dunn & Crutcher LLP provides legal services to the Company from time to time.

     Mr. Brown has been a director of the Company since February 1996. Since 1995, Mr. Brown has been President and CEO of Protein Technologies International, Inc., the world's leading supplier of soy-based proteins to the food and paper processing industries. He was Chairman and CEO of Continental Baking Company from October 1984 to July 1995 and President of
Van Camp Seafood Company from August 1983 to October 1984. From July 1981 through July 1983, he served as Vice President of Marketing for Jack in the Box.

     Mr. Carter has been a director of the Company since June 1991. Mr. Carter has been an insurance consultant for the Government Division of Corroon & Black Corporation since February 1987. From February 1987 until December 1990, he was also a consultant to the San Diego Unified School District on insurance matters. He retired in February 1987 as Chairman and Chief Executive Officer of Corroon & Black Corporation, Southwestern Region and as Director and Senior Vice President of Corroon & Black Corporation, New York. Mr. Carter is a director of Borrego Springs National Bank.

     Mr. Gibbons has been a director of the Company since October 1985 and has been a general partner of Gibbons, Goodwin, van Amerongen ("GGvA"), an investment banking firm for more than five years preceding the date hereof. Mr. Gibbons is also a director of Robert Half International, Inc.

     Mr. Payne has been a director of the Company since August 1986. He has been President and Chief Executive Officer of Multi-Ventures, Inc. since February 1976 and was Chairman of the Board of Grossmont Bank, a wholly-owned subsidiary of Bancomer, S.A., from February 1974 until October 1995. Multi-Ventures, Inc. is a real estate development and investment company that is also the managing partner of the San Diego Mission Valley Hilton and the Hanalei Hotel. He was a principal in the Company prior to its acquisition by its former parent, Ralston Purina Company, in 1968.

     That portion of Foodmaker's definitive Proxy Statement appearing under the captions "Information About the Board of Directors and Committees of the Board" and "Section 16(a) Beneficial Ownership Reporting Compliance" to be filed with the Commission pursuant to Regulation 14A within 120 days after September 28, 1997 and to be used in connection with its 1998 Annual Meeting of Stockholders is hereby incorporated by reference.

ITEM 11. EXECUTIVE COMPENSATION

     That portion of Foodmaker's definitive Proxy Statement appearing under the caption "Executive Compensation" to be filed with the Commission pursuant to Regulation 14A within 120 days after September 28, 1997 and to be used in connection with its 1998 Annual Meeting of Stockholders is hereby incorporated by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     That portion of Foodmaker's definitive Proxy Statement appearing under the caption "Security Ownership of Certain Beneficial Owners and Management" to be filed with the Commission pursuant to Regulation 14A within 120 days after September 28, 1997 and to be used in connection with its 1998 Annual Meeting of Stockholders is hereby incorporated by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     That portion of Foodmaker's definitive Proxy Statement appearing under the caption "Certain Transactions" to be filed with the Commission pursuant to Regulation 14A within 120 days after September 28, 1997 and to be used in connection with its 1998 Annual Meeting of Stockholders is hereby incorporated by reference.

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

ITEM 14(a)(1) Financial Statements. See the index to consolidated financial statements on page F-1 of this report.

ITEM 14(a)(2)  Financial Statement Schedules.  Not applicable.

ITEM 14(a)(3) Exhibits.

Number              Description
------              -----------
3.1                 Restated Certificate of Incorporation(8)
3.2                 Restated Bylaws(7)
4.2                 Indenture for the 9 1/4% Senior Notes due 1999(3)
4.3                 Indenture for the 9 3/4% Senior Subordinated Notes due
                    2002(3)
                    (Instruments with respect to the registrant's long-term debt not in excess of 10% of the total assets of the registrant and its subsidiaries on a consolidated basis have been
                    omitted.  The registrant agrees to furnish supplementally
                    a copy of any such instrument to the Commission upon
                    request.)
10.1                Amended and Restated Revolving Credit Agreement dated as of
                    March 15, 1996, as amended as of April 5, 1996 by the
                    Agreement to Add Banks, among Foodmaker, Inc. and the Banks named therein(6)
10.1.1              First Amendment dated as of November 26, 1996 to the
                    Amended and Restated Revolving Credit Agreement dated as of
                    March 15, 1996, as amended as of April 5, 1996 by the
                    Agreement to Add Banks, among Foodmaker, Inc. and the Banks named therein(8)
10.1.2              Second Amendment dated as of July 11, 1997 to the Amended
                    and Restated Revolving Credit Agreement dated as of
                    March 15, 1996, as amended as of April 5, 1996 by the
                    Agreement to Add Banks, among Foodmaker, Inc. and the Banks named therein(10)
10.2                Purchase Agreements dated as of January 22, 1987 between
                    Foodmaker, Inc. and FFCA/IIP 1985 Property Company and
                    FFCA/IIP1986 Property Company(1)
10.3                Land Purchase Agreements dated as of February 18, 1987, by and between Foodmaker, Inc. and FFCA/IPI 1984 Property
                    Company and FFCA/IPI 1985 Property Company and Letter
                    Agreement relating thereto(1)
10.4                Amended and Restated 1992 Employee Stock Incentive Plan(9)
10.5                Capital Accumulation Plan for Executives(2)
10.6                Supplemental Executive Retirement Plan(2)
10.7                Performance Bonus Plan(4)
10.8                Deferred Compensation Plan for Non-Management Directors(5)
10.9                Non-Employee Director Stock Option Plan(5)
10.10               Form of Compensation and Benefits Assurance Agreement for
                    Executives(8)
23.1                Consents of KPMG Peat Marwick LLP
27                  Financial Data Schedule (included only with
                    electronic filing)
---------------------------
  (1) Previously filed and incorporated herein by reference from registrant's Registration Statement on Form S-1 (No. 33-10763) filed February 24, 1987.
  (2) Previously filed and incorporated herein by reference from registrant's Annual Report on Form 10-K for the fiscal year ended September 30, 1990.
  (3) Previously filed and incorporated herein by reference from registrant's Quarterly Report on Form 10-Q for the quarter ended April 12, 1992.
  (4) Previously filed and incorporated herein by reference from registrant's Annual Report on form 10-K for the fiscal year ended September 27, 1992.
  (5) Previously filed and incorporated herein by reference from registrant's Definitive Proxy Statement dated January 17, 1995 for the Annual Meeting of Stockholders on February 17, 1995.
  (6) Previously filed and incorporated herein by reference from registrant's Quarterly Report on Form 10-Q for the quarter ended April 14, 1996.
  (7) Previously filed and incorporated herein by reference from registrant's Current Report on Form 8-K as of July 26, 1996.
  (8) Previously filed and incorporated herein by reference from registrant's Annual Report on Form 10-K for the fiscal year ended September 29, 1996.
  (9) Previously filed and incorporated herein by reference from registrant's Definitive Proxy Statement dated January 12, 1996 for the Annual Meeting of Stockholders on February 14, 1997.
 (10) Previously filed and incorporated herein by reference from registrant's Quarterly Report on Form 10-Q for the quarter ended July 6, 1997.

ITEM 14(b) The Company did not file any reports on Form 8-K with the Securities and Exchange Commission during the fourth quarter ended September 28, 1997.

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


                                    FOODMAKER, INC.

                                    By: CHARLES W. DUDDLES
                                        ------------------------
                                        Charles W. Duddles
                                        Executive Vice President,
                                        Chief Financial Officer, Chief
                                        Administrative Officer and Director
                                        Date:  November 19, 1997

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


Signature                 Title                                Date
---------                 -----                                ----


JACK W. GOODALL           Chairman of the Board                November 19, 1997
--------------------
Jack W. Goodall


ROBERT J. NUGENT          President, Chief Executive Officer   November 19, 1997
--------------------      and Director
Robert J. Nugent          (Principal Executive Officer)


CHARLES W. DUDDLES        Executive Vice President,            November 19, 1997
-------------------       Chief Financial Officer, Chief
Charles W. Duddles        Administrative Officer and Director
                          (Principal Financial Officer)


DARWIN J. WEEKS           Vice President, Controller and       November 19, 1997
-------------------       Chief Accounting Officer
Darwin J. Weeks           (Principal Accounting Officer)


MICHAEL E. ALPERT         Director                             November 19, 1997
-------------------
Michael E. Alpert


JAY W. BROWN              Director                             November 19, 1997
-------------------
Jay W. Brown

PAUL T. CARTER            Director                             November 19, 1997
-------------------
Paul T. Carter


EDWARD GIBBONS            Director                             November 19, 1997
-------------------
Edward Gibbons


L. ROBERT PAYNE           Director                             November 19, 1997
-------------------
L. Robert Payne

                    INDEX TO CONSOLIDATED FINANCIAL STATEMENTS


Foodmaker, Inc. and Subsidiaries Consolidated Financial Statements for the 52-week periods ended September 28, 1997, September 29, 1996 and October 1, 1995.

                                                        Page
                                                        ----

      Independent Auditors' Report . . . . . . . . . . . F-2

      Consolidated Balance Sheets. . . . . . . . . . . . F-3

      Consolidated Statements of Operations. . . . . . . F-4

      Consolidated Statements of Cash Flows. . . . . . . F-5

      Consolidated Statements of Stockholders' Equity. . F-6

      Notes to Consolidated Financial Statements . . . . F-7

                    INDEPENDENT AUDITORS' REPORT




The Board of Directors
Foodmaker, Inc.:


We have audited the accompanying consolidated balance sheets of Foodmaker, Inc. and subsidiaries as of September 28, 1997 and September 29, 1996, and the related consolidated statements of operations, cash flows and stockholders' equity for the fifty-two weeks ended September 28, 1997, September 29, 1996 and October 1, 1995. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Foodmaker, Inc. and subsidiaries as of September 28, 1997 and September 29, 1996, and the results of their operations and their cash flows for the fifty-two weeks ended September 28, 1997, September 29, 1996 and October 1, 1995 in conformity with generally accepted accounting principles.
















San Diego, California                              KPMG PEAT MARWICK LLP
November 3, 1997

                     FOODMAKER, INC. AND SUBSIDIARIES

                       CONSOLIDATED BALANCE SHEETS
               (Dollars in thousands, except per share data)


                                  ASSETS
                                                    September 28,  September 29,
                                                         1997         1996
                                                       --------     --------

Current assets:
  Cash and cash equivalents . . . . . . . . . . . . .  $ 28,527     $ 41,983
  Accounts receivable, net. . . . . . . . . . . . . .    10,482       12,482
  Inventories . . . . . . . . . . . . . . . . . . . .    18,300       20,850
  Prepaid expenses. . . . . . . . . . . . . . . . . .    42,853       21,161
                                                       --------     --------
     Total current assets . . . . . . . . . . . . . .   100,162       96,476
                                                       --------     --------
Property and equipment:
  Land. . . . . . . . . . . . . . . . . . . . . . . .    91,317       90,890
  Buildings . . . . . . . . . . . . . . . . . . . . .   302,125      293,690
  Restaurant and other equipment. . . . . . . . . . .   231,736      213,159
  Construction in progress. . . . . . . . . . . . . .    34,898       13,017
                                                       --------     --------
                                                        660,076      610,756
  Less accumulated depreciation and amortization. . .   201,289      177,817
                                                       --------     --------
                                                        458,787      432,939
                                                       --------     --------
Other assets, net . . . . . . . . . . . . . . . . . .   122,809      124,223
                                                       --------     --------
                                                       $681,758     $653,638
                                                       ========     ========

                  LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Current maturities of long-term debt. . . . . . . .  $  1,470     $  1,812
  Accounts payable  . . . . . . . . . . . . . . . . .    39,575       29,293
  Accrued liabilities . . . . . . . . . . . . . . . .   152,168      115,958
                                                       --------     --------
     Total current liabilities. . . . . . . . . . . .   193,213      147,063
                                                       --------     --------
Long-term debt, net of current maturities . . . . . .   346,191      396,340

Other long-term liabilities . . . . . . . . . . . . .    54,093       51,561

Deferred income taxes . . . . . . . . . . . . . . . .       382        7,290

Stockholders' equity:
  Preferred stock . . . . . . . . . . . . . . . . . .        --           --
  Common stock, $.01 par value, 75,000,000 authorized,
     40,509,469 and 40,253,179 issued, respectively .       405          403
  Capital in excess of par value. . . . . . . . . . .   283,517      281,075
  Accumulated deficit . . . . . . . . . . . . . . . .  (181,580)    (215,631)
  Treasury stock, at cost, 1,412,654 shares . . . . .   (14,463)     (14,463)
                                                       --------     --------
     Total stockholders' equity . . . . . . . . . . .    87,879       51,384
                                                       --------     --------
                                                       $681,758     $653,638
                                                       ========     ========

      See accompanying notes to consolidated financial statements.

                     FOODMAKER, INC. AND SUBSIDIARIES

                   CONSOLIDATED STATEMENTS OF OPERATIONS
                   (In thousands, except per share data)


                                          September 28, September 29, October 1,
                                               1997         1996        1995
                                            ---------    ---------   ---------

Revenues:
  Restaurant sales . . . . . . . . . . . .  $ 986,583    $ 892,029   $ 804,084
  Distribution sales . . . . . . . . . . .     45,233      132,421     179,689
  Franchise rents and royalties. . . . . .     35,426       34,048      32,530
  Other. . . . . . . . . . . . . . . . . .      4,500        4,324       2,413
                                            ---------    ---------   ---------
                                            1,071,742    1,062,822   1,018,716
                                            ---------    ---------   ---------
Costs and expenses:
  Costs of revenues:
     Restaurant costs of sales . . . . . .    327,188      290,955     258,627
     Restaurant operating costs. . . . . .    510,176      477,976     447,235
     Distribution costs of sales . . . . .     44,759      130,241     175,688
     Franchised restaurants costs. . . . .     23,619       20,039      21,929
  Selling, general and administrative. . .     80,438       72,134      78,044
  Equity in loss of FRI. . . . . . . . . .         --           --      57,188
  Interest expense . . . . . . . . . . . .     40,359       46,126      48,463
                                            ---------    ---------   ---------
                                            1,026,539    1,037,471   1,087,174
                                            ---------    ---------   ---------
Earnings (loss) before income taxes and
  extraordinary item . . . . . . . . . . .     45,203       25,351     (68,458)
Income taxes . . . . . . . . . . . . . . .      9,900        5,300         500
                                            ---------    ---------   ---------
Earnings (loss) before extraordinary item.     35,303       20,051     (68,958)
Extraordinary item - loss on early
  extinguishment of debt, net of taxes . .     (1,252)          --          --
                                            ---------    ---------   ---------
Net earnings (loss). . . . . . . . . . . .  $  34,051    $  20,051   $ (68,958)
                                            =========    =========   =========
Earnings (loss) per share -
  primary and fully diluted:
  Earnings (loss) before
   extraordinary item. . . . . . . . . . .  $     .89    $     .51   $   (1.77)
  Extraordinary item . . . . . . . . . . .       (.03)          --           --
                                            ---------    ---------   ---------
  Net earnings (loss) per share. . . . . .  $     .86    $     .51   $   (1.77)
                                            =========    =========   =========
Weighted average shares outstanding. . . .     39,776       39,301      38,915

      See accompanying notes to consolidated financial statements.

                    FOODMAKER, INC. AND SUBSIDIARIES

                  CONSOLIDATED STATEMENTS OF CASH FLOWS
               (Dollars in thousands, except per share data)


                                          September 28, September 29, October 1,
                                                1997        1996        1995
                                              -------      -------     -------
Cash flows from operating activities:
  Net earnings (loss) before
   extraordinary item. . . . . . . . . . .  $  35,303    $  20,051   $ (68,958)
  Non-cash items included in operations:
     Depreciation and amortization . . . .     37,922       36,491      35,837
     Deferred finance cost amortization. .      2,036        2,499       2,467
     Deferred income taxes . . . . . . . .     (7,017)      (2,296)      4,524
     Equity in loss of FRI . . . . . . . .         --           --      57,188
  Decrease in receivables. . . . . . . . .      2,000       12,790       5,895
  Decrease in inventories. . . . . . . . .      2,550        1,535       2,934
  Increase in prepaid expenses . . . . . .    (22,818)      (7,421)       (985)
  Increase (decrease) in accounts payable.     10,282       (2,722)     (4,900)
  Increase (decrease) in other
   accrued liabilities . . . . . . . . . .     39,218       20,121        (953)
                                              -------      -------     -------
     Cash flows provided by
      operating activities . . . . . . . .     99,476       81,048      33,049
                                              -------      -------     -------
Cash flows from investing activities:
  Additions to property and equipment. . .    (59,660)     (33,232)    (27,033)
  Disposition of property and equipment. .      3,357        4,597       4,416
  Increase in trading area rights. . . . .     (5,553)      (1,086)     (9,745)
  Other. . . . . . . . . . . . . . . . . .     (1,401)      (1,012)      6,538
                                              -------      -------     -------
     Cash flows used in
      investing activities . . . . . . . .    (63,257)     (30,733)   (25,824)
                                              -------      -------     -------
Cash flows from financing activities:
  Principal payments on long-term debt,
    including current maturities . . . . .    (51,817)     (44,677)     (8,385)
  Proceeds from issuance of long-term debt        950          400         900
  Borrowings under revolving bank loans. .         --           --      29,000
  Principal repayments under revolving
   bank loans. . . . . . . . . . . . . . .         --           --     (29,000)
  Extraordinary loss on retirement of
   debt, net of taxes. . . . . . . . . . .     (1,252)          --          --
  Proceeds from issuance of common stock .      2,444           80         160
                                              -------      -------     -------
     Cash flows used in
      financing activities . . . . . . . .    (49,675)     (44,197)     (7,325)
                                              -------      -------     -------
Net increase (decrease) in cash and
 cash equivalents. . . . . . . . . . . . .  $ (13,456)   $   6,118   $    (100)
                                              =======      =======     =======
Supplemental disclosure of cash flow
 information:
  Cash paid during the year for:
     Interest, net of amounts capitalized.  $  38,759    $  46,712   $  46,491
     Income tax payments . . . . . . . . .      7,179        9,013         493


        See accompanying notes to consolidated financial statements.

                     FOODMAKER, INC. AND SUBSIDIARIES

              CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                (Dollars in thousands, except per share data)


                                                                   Capital
                                                Common stock      in excess
                                           Number of                of par   Accumulated  Treasury
                                            Shares        Amount    value      deficit     stock         Total
                                          ----------      ------   --------   ---------   --------      --------
Balance at October 2, 1994 . . . .        40,080,854      $ 401    $280,837   $(166,724)  $(14,463)     $100,051

Exercise of stock options
 and warrants. . . . . . . . . . .           133,995          1         159          --         --           160

Net loss of the Company. . . . . .                --         --          --     (68,958)        --       (68,958)
                                          ----------      -----    --------   ---------   --------      --------
Balance at October 1, 1995 . . . .        40,214,849        402     280,996    (235,682)   (14,463)       31,253

Exercise of stock options
  and warrants . . . . . . . . . .            38,330          1          79          --         --            80

Net earnings of the Company. . . .                --         --          --      20,051         --        20,051
                                          ----------      -----    --------   ---------   --------      --------
Balance at September 29, 1996. . .        40,253,179        403     281,075    (215,631)   (14,463)       51,384

Exercise of stock options
  and warrants . . . . . . . . . .           256,290          2       1,711          --         --         1,713

Tax benefit associated with
  exercise of stock options. . . .                --         --         731          --         --           731

Net earnings of the Company. . . .                --         --          --      34,051         --        34,051
                                          ----------      -----    --------   ---------   --------      --------
Balance at September 28, 1997. . .        40,509,469      $ 405    $283,517   $(181,580)  $(14,463)     $ 87,879
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

     Basis of presentation and fiscal year - The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All significant intercompany transactions are eliminated. Certain prior year amounts in the consolidated financial statements have been reclassified to conform with the 1997 presentation. The Company's fiscal year is 52 or 53 weeks ending the Sunday closest to September 30.

     Fair value of financial instruments - The Company invests cash in excess of operating requirements in short term, highly liquid investments with original maturities of three months or less, which are considered as cash equivalents. The fair value of these financial instruments approximate the carrying amounts due to their short duration. The fair values of each of the Company's long-term debt instruments are based on quoted market values, where available, or on the amount of future cash flows associated with each instrument discounted using the Company's current borrowing rate for similar debt instruments of comparable maturity. The carrying values and the estimated fair values of the Company's long-term debt at September 28, 1997 and September 29, 1996 approximate carrying values.

     Inventories are valued at the lower of cost (first-in, first-out method) or market.

     Preopening costs are those typically associated with the opening of a new restaurant and consist primarily of labor and food costs relating to preopening training activities. Preopening costs, included in prepaid expenses, are amortized over a one-year period commencing on the date a restaurant opens.

     Property and equipment at cost - Expenditures for new facilities and those that substantially increase the useful lives of the property are capitalized. Facilities leased under capital leases are stated at the present value of minimum lease payments at the beginning of the lease term, not to exceed fair value. Maintenance, repairs, and minor renewals are expensed as incurred. When properties are retired or otherwise disposed of, the related cost and accumulated depreciation are removed from the accounts and gains or losses on the dispositions are reflected in results of operations.

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

                      FOODMAKER, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  (Dollars in thousands, except per share data)
                                  (continued)

1.   ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

     Other assets primarily include deferred franchise contract costs, deferred finance costs and goodwill. Deferred franchise contract costs represent the acquired value of franchise contracts which were in existence at the time the Company was acquired in 1988 and are amortized over the term of the franchise agreement, usually 20 years. Deferred finance costs are amortized on the interest method over the terms of the respective loan agreements, from 4 to 10 years. Goodwill represents excess of purchase price over the fair value of net assets acquired and is amortized on a straight-line basis over 40 years. The Company assesses the recoverability of intangible assets by determining whether the amortization of the balance over its remaining life can be recovered through projected undiscounted future cash flows. Based on these calculations, the Company has determined that these intangible assets were not impaired and no reduction in the related estimated useful lives are warranted.

     Impairment of Long-Lived Assets - The Company adopted Statement of Financial Accounting Standards ("SFAS") 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of, in 1997. SFAS 121 requires impairment losses to be recorded on long-lived assets used in operations when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the assets' carrying amount. The statement also addresses the accounting for long-lived assets that are held for disposal. The adoption of SFAS 121 did not result in a material impact on the financial position or results of operations of the Company.

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

     Income taxes - Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and tax loss and credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled.

     Net earnings (loss) per share for each year is computed based on the weighted average number of common and common equivalent shares outstanding. When dilutive, stock options and warrants are included as share equivalents using the treasury stock method. For all years presented, primary and fully diluted earnings (loss) per share are not materially different.

     Stock options - The Company accounts for stock options under the intrinsic value based method, as prescribed by Accounting Principles Board ("APB") Opinion No. 25, whereby compensation expense is recognized for the excess, if any, of the quoted market price of the Company stock at the date of grant over the option price. The Company's policy is to grant stock options at fair value at the date of grant. The Company has included pro forma information in Note 8 to the consolidated financial statements, as permitted by SFAS 123, Accounting for Stock-Based Compensation.

                      FOODMAKER, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  (Dollars in thousands, except per share data)
                                  (continued)


1.   ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

     Advertising costs - The Company maintains a marketing fund consisting of funds contributed by the Company equal to at least 5% of gross sales of all Company-operated Jack in the Box restaurants and contractual marketing fees paid monthly by franchisees for restaurants operated in the United States. Production costs of commercials, programming and other marketing activities are expensed to the marketing fund when the advertising is first used and the costs of advertising are charged to operations as incurred. The Company's contributions to the marketing fund and other marketing expenses, which are included in selling, general and administrative expenses in the accompanying consolidated statements of operations, were $51,870, $47,183 and $44,871 in 1997, 1996 and 1995, respectively.

     Estimations - Management is required to make certain assumptions and estimates in conformity with generally accepted accounting principles that affect reported amounts of assets, liabilities, disclosure of contingencies, revenues and expenses. Actual amounts could differ from these estimates.

2.   FAMILY RESTAURANTS, INC.

     On January 27, 1994, Foodmaker, Apollo FRI Partners, L.P. ("Apollo") and Green Equity Investors, L.P. acquired Restaurant Enterprises Group, Inc. ("REGI"), a company that owned, operated and franchised various restaurant chains including El Torito, Carrows and Coco's. Contemporaneously, REGI changed its name to Family Restaurants, Inc. ("FRI"). Concurrently, Foodmaker contributed its entire Chi-Chi's Mexican restaurant chain to FRI in exchange for a 39% equity interest in FRI, cash and other considerations. Subsequently, as a result of substantial sales declines, FRI wrote off the goodwill attributable to Chi-Chi's in its quarter ended December 25, 1994. The Company then wrote off its remaining investment in FRI in its fiscal year 1995.

     Because of FRI's continuing substantial losses and resulting increased borrowing requirements, the major FRI stockholders were required to purchase a participation in any additional advances by the banks to FRI. Rather than become liable for these advances, the Company, by an agreement dated November 20, 1995, transferred all of its stock and warrants to Apollo. Since the Company's investment in FRI was previously written off in fiscal 1995, the consummation of this agreement had no further effect on the consolidated financial condition or results of operations of the Company.

     The Company provided distribution services to a portion of FRI's Mexican restaurants, principally those operated under the Chi-Chi's name, through May 1997. Distribution sales to those restaurants during the period the Company held an investment in FRI was $10,453 and $78,195 in 1996 and 1995, respectively.

                      FOODMAKER, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  (Dollars in thousands, except per share data)
                                  (continued)


3.   LONG-TERM DEBT

                                                                         September 28,  September 29,
                                                                             1997            1996
                                                                         ------------     ---------

     The detail of long-term debt follows:

      Senior notes, 9 1/4% interest, due March 1, 1999,
       redeemable beginning March 1, 1997. . . . . . . . . . . . . . . .   $125,000       $175,000
      Senior subordinated notes, 9 3/4% interest, due June 1, 2002,
       redeemable beginning June 1, 1997 . . . . . . . . . . . . . . . .    125,000        125,000
      Financing lease obligations, net of discounts of
       $2,172 and $2,548 reflecting a 10.3% effective interest rate, semi-annual payments of $3,413 and $747 to cover
       interest and sinking fund requirements and
       due in equal installments January 1, 2003 and
       November 1, 2003, respectively. . . . . . . . . . . . . . . . . .     67,828         67,452
      Secured notes, 11 1/2% interest, due in monthly
       installments through May 1, 2005. . . . . . . . . . . . . . . . .      8,684          9,356
      Secured notes, 9 1/2% interest, due in monthly
       installments through August 1, 2017 . . . . . . . . . . . . . . .      8,320          8,456
      Capitalized lease obligations, 11% average interest rate . . . . .     11,519         11,043
      Other notes, principally unsecured, 10% average interest rate. . .      1,310          1,845
                                                                           --------       --------
                                                                            347,661        398,152
         Less current portion. . . . . . . . . . . . . . . . . . . . . .      1,470          1,812
                                                                           --------       --------
                                                                           $346,191       $396,340
                                                                           ========       ========

     In September 1997, the Company repaid $50 million of its 9 1/4% senior notes. The retirement of these notes resulted in an extraordinary loss of $1,602, net of income tax benefits of $350 on the early extinguishment of the debt.

     The Company's revolving bank credit agreement which was amended and restated March 15, 1996, expires December 31, 1998, and provides for a credit facility of up to $60 million, including letters of credit of up to $25 million. The credit agreement requires the payment of an annual commitment fee of either 1/2% or 3/8% of the unused credit line depending on the Company's leverage ratio. The Company had no borrowings under the agreement at the end of fiscal years 1997 or 1996.

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

                      FOODMAKER, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  (Dollars in thousands, except per share data)
                                  (continued)

3.   LONG-TERM DEBT (continued)

     In early January 1994, the Company entered into financing lease arrangements with two limited partnerships (the "Partnerships"), in which an interest in 76 restaurants for a specified period of time were sold. The acquisition of the properties, including costs and expenses, was funded through the issuance by a special purpose corporation acting as agent for the Partnerships of $70 million senior secured notes. On January 1, 2003 and November 1, 2003, the Company must make offers to reacquire 50% of the properties at each date at a price which is sufficient, in conjunction with previous sinking fund deposits, to retire the notes. If the Partnerships reject the offers, the Company may purchase the properties at less than fair market value or cause the Partnerships to fund the remaining principal payments on the notes and, at the Company's option, cause the Partnerships to acquire the Company's residual interest in the properties. If the Partnerships are allowed to retain their interests, the Company has available options to extend the leases for total terms of up to 35 years, at which time the ownership of the property will revert to the Company. The transactions are reflected as financings with the properties remaining in the Company's consolidated financial statements.

     Aggregate maturities and sinking fund requirements on all long-term debt are $128,087, $3,249, $3,433 and $128,656 for the years 1999 through 2002, respectively.

     Interest capitalized during the construction period of restaurants was $683, $200 and $161 in 1997, 1996 and 1995, respectively.

4.   LEASES

     As Lessee - The Company leases restaurant and other facilities under leases having terms expiring at various dates through 2046. The leases generally have renewal clauses of 5 to 20 years exercisable at the option of the Company and in some instances have provisions for contingent rentals based upon a percentage of defined revenues. Total rent expense for all operating leases was $84,964, $81,006 and $75,680, including contingent rentals of $4,513, $3,903 and $2,843 in 1997, 1996 and 1995, respectively.

     Future minimum lease payments under capital and operating leases are as follows:

      Fiscal                                              Capital     Operating
       year                                                leases       leases
      ------                                              -------      --------
       1998. . . . . . . . . . . . . . . . . . . . . . .  $ 1,753      $ 74,456
       1999. . . . . . . . . . . . . . . . . . . . . . .    1,728        71,916
       2000. . . . . . . . . . . . . . . . . . . . . . .    1,706        66,249
       2001. . . . . . . . . . . . . . . . . . . . . . .    1,690        62,215
       2002. . . . . . . . . . . . . . . . . . . . . . .    1,688        59,373
       Thereafter. . . . . . . . . . . . . . . . . . . .   15,650       388,064
                                                          -------      --------
      Total minimum lease payments . . . . . . . . . . .   24,215      $722,273
      Less amount representing interest. . . . . . . . .   12,696      ========
                                                          -------
      Present value of obligations under capital leases.   11,519
      Less current portion . . . . . . . . . . . . . . .      456
                                                          -------
      Long-term capital lease obligations. . . . . . . .  $11,063
                                                          =======
                                    F-11

                      FOODMAKER, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  (Dollars in thousands, except per share data)
                                  (continued)

4.   LEASES (continued)

     Building assets recorded under capital leases were $10,403 and $9,642, net of accumulated depreciation of $4,228 and $3,639, as of September 28, 1997 and September 29, 1996, respectively.

     As Lessor - The Company leases or subleases restaurants to certain franchisees and others under agreements which generally provide for the payment of percentage rentals in excess of stipulated minimum rentals, usually for a period of 20 years. Total rental revenue was $22,624, $21,497 and $21,309, including contingent rentals of $6,744, $5,469 and $4,763 in 1997, 1996 and 1995, respectively.

     The minimum rents receivable under these non-cancelable leases are as follows:

      Fiscal                                             Sales-type   Operating
       year                                                leases       leases
      ------                                              -------      --------
       1998. . . . . . . . . . . . . . . . . . . . . . .    $  44      $ 16,911
       1999. . . . . . . . . . . . . . . . . . . . . . .       44        16,325
       2000. . . . . . . . . . . . . . . . . . . . . . .       44        15,842
       2001. . . . . . . . . . . . . . . . . . . . . . .       44        15,487
       2002. . . . . . . . . . . . . . . . . . . . . . .       45        14,789
       Thereafter. . . . . . . . . . . . . . . . . . . .      174        78,526
                                                            -----      --------
       Total minimum future rentals. . . . . . . . . . .      395      $157,880
                                                                       ========
       Less amount representing interest . . . . . . . .      144
                                                            -----
       Net investment (included in other assets) . . . .    $ 251
                                                            =====

     Land and building assets held for lease were $58,288 and $65,156, net of accumulated depreciation of $18,508 and $17,038, as of September 28,1997 and September 29, 1996, respectively.

5.   INCOME TAXES

     The fiscal year income taxes consist of the following:

                                                    1997       1996      1995
                                                 ---------  ---------  ---------
       Federal - current . . . . . . . . . . . . $ 12,222    $ 7,179    $  (388)
               - deferred. . . . . . . . . . . .   (6,248)    (2,680)       345
       State   - current . . . . . . . . . . . .    4,345        737        256
               - deferred. . . . . . . . . . . .     (769)        64        287
                                                 --------    -------    -------
       Subtotal. . . . . . . . . . . . . . . . .    9,550      5,300        500
       Income tax benefit of extraordinary item.      350         --         --
                                                 --------    -------    -------
       Income taxes. . . . . . . . . . . . . . . $  9,900    $ 5,300    $   500
                                                 ========    =======    =======
                                    F-12

                      FOODMAKER, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  (Dollars in thousands, except per share data)
                                  (continued)

5.   INCOME TAXES (continued)

     A reconciliation of fiscal year income taxes with the amounts computed at the statutory federal rate of 35% follows:

                                                    1997       1996       1995
                                                 ---------  ---------  ---------
      Computed at federal statutory rate. . . .   $ 15,821   $ 8,874   $(23,960)
      State income taxes, net of federal effect      2,324       521        353
      Jobs tax credit wages . . . . . . . . . .       (180)       --       (733)
      Addition (reduction) to
       valuation allowance. . . . . . . . . . .    (10,816)   (4,295)    26,280
      Adjustment of tax loss, contribution and
       tax credit carryforwards . . . . . . . .      1,986        --         --
      Benefit of reattributed net operating
       loss carryback . . . . . . . . . . . . .         --        --     (1,420)
      Other, net. . . . . . . . . . . . . . . .        765       200        (20)
                                                  --------   -------    -------
                                                  $  9,900   $ 5,300    $   500
                                                  ========   =======    =======

     The tax effects of temporary differences that give rise to significant portions of deferred tax assets and deferred tax liabilities are presented below:

                                                     September 28, September 29,
                                                           1997        1996
                                                         --------    --------
       Deferred tax assets:
        Tax loss, contribution and tax credit
         carryforwards . . . . . . . . . . . . . . . .   $ 50,261    $ 57,698
        Insurance reserves . . . . . . . . . . . . . .     18,938      16,569
        Accrued pension and postretirement benefits. .      9,759       8,775
        Accrued vacation pay expense . . . . . . . . .      6,446       6,257
        Other reserves and allowances. . . . . . . . .      5,671       5,049
        Deferred income. . . . . . . . . . . . . . . .      3,763       3,840
        Other, net . . . . . . . . . . . . . . . . . .      4,335       3,352
                                                          -------     -------
        Total gross deferred tax assets. . . . . . . .     99,173     101,540
        Less valuation allowance . . . . . . . . . . .     34,396      45,212
                                                          -------     -------
        Net deferred tax assets. . . . . . . . . . . .     64,777      56,328
                                                          -------     -------
       Deferred tax liabilities:
        Property and equipment, principally due to
         differences in depreciation . . . . . . . . .     50,405      47,707
        Intangible assets  . . . . . . . . . . . . . .     14,435      15,592
        Other, net . . . . . . . . . . . . . . . . . .        319         319
                                                          -------     -------
        Total gross deferred tax liabilities . . . . .     65,159      63,618
                                                          -------     -------
        Net deferred tax liability . . . . . . . . . .    $   382     $ 7,290
                                                          =======     =======

     The valuation allowance of $34,396 as of September 28, 1997 and $45,212 as of September 29, 1996 represents deferred tax assets that may not be realized by the reversal of future taxable differences. The net change in the valuation allowance was a decrease of $10,816 for fiscal year 1997 and a decrease of $4,295 for fiscal year 1996. These decreases related to the expected future use of tax loss, tax credit and charitable contribution carryforwards. Management believes it is more likely than not that the net deferred tax assets will be realized through future taxable income or alternative tax strategies.

                      FOODMAKER, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  (Dollars in thousands, except per share data)
                                  (continued)

5.   INCOME TAXES (continued)

     At September 28, 1997, the Company had tax loss carryforwards and general business credit carryforwards which expire in 2000 through 2012. The Company has alternative minimum tax credit carryforwards which have no expiration date; however, they may only be utilized to reduce any regular tax liability the Company may have in the future.

     From time to time the Company may take positions for filing its tax returns which may differ from the treatment of the same item for financial reporting purposes. The ultimate outcome of these items will not be known until such time as the Internal Revenue Service has completed its examination or until the statute of limitation has passed. The Internal Revenue Service has completed its examinations of the Company's federal income tax returns through fiscal year 1993.

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

     The components of the fiscal year net defined benefit pension expense are as follows:

                                                    1997      1996       1995
                                                 ---------  ---------  ---------
      Present value of benefits earned
       during the year. . . . . . . . . . . . .   $  3,069   $ 2,634   $  2,303
      Interest cost on projected benefit
       obligations. . . . . . . . . . . . . . .      4,337     3,659      3,355
      Actual return on plan assets. . . . . . .     (7,993)   (3,630)    (3,300)
      Net amortization. . . . . . . . . . . . .      4,913       978      1,431
                                                  --------   -------   --------
      Net pension expense for the period. . . .   $  4,326   $ 3,641   $  3,789
                                                  ========   =======   ========


     The funded status of the plans is as follows:

                                                             September 28, 1997           September 29, 1996
                                                           -------------------------   -------------------------
                                                           Qualified   Non-qualified   Qualified   Non-qualified
                                                             plans          plan         plans         plan
                                                           --------       -------      --------       -------
        Actuarial present value of benefit obligations:
         Vested benefits. . . . . . . . . . . . . . . .    $(38,264)      $(7,448)     $(29,021)      $(5,204)
         Nonvested benefits . . . . . . . . . . . . . .      (3,668)       (1,398)       (6,859)         (715)
                                                            -------       -------      --------       -------
         Accumulated benefit obligation . . . . . . . .     (41,932)       (8,846)      (35,880)       (5,919)
         Effect of future salary increases. . . . . . .     (10,796)       (3,984)       (8,374)       (2,780)
                                                            -------       -------      --------       -------
        Projected benefit obligation. . . . . . . . . .     (52,728)      (12,830)      (44,254)       (8,699)
        Plan assets at fair value . . . . . . . . . . .      50,916            --        39,677            --
                                                            -------       -------      --------       -------
        Projected benefit obligations in
         excess of plan assets. . . . . . . . . . . . .      (1,812)      (12,830)       (4,577)       (8,699)
        Unrecognized prior service cost . . . . . . . .        (208)        5,366          (243)        2,774
        Unrecognized net transition obligation. . . . .          37           112            47           139
        Unrecognized net (gain) loss. . . . . . . . . .       2,180           254         4,046          (534)
                                                            -------       -------      --------       -------
        Pension liability . . . . . . . . . . . . . . .     $   197       $(7,098)     $   (727)      $(6,320)
                                                            =======       =======      ========       =======


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

     The Company maintains a savings plan pursuant to Section 401(k) of the Internal Revenue Code, which allows administrative and clerical employees who have satisfied the service requirements and reached age 21 to defer from 2% to 12% of their pay on a pre-tax basis. The Company contributes an amount equal to 50% of the first 4% of compensation that is deferred by the participant. The Company's contributions under this plan were $1,138, $1,067 and $498 in 1997, 1996 and 1995, respectively. The Company also maintains an unfunded, non-qualified deferred compensation plan, which was created in 1990 for key executives and other members of management who were then excluded from participation in the qualified savings plan. This plan allows participants to defer up to 15% of their salary on a pre-tax basis. The Company contributes an amount equal to 100% of the first 3% contributed by the employee. The Company's contributions under the non-qualified deferred compensation plan were $324, $233 and $212 in 1997, 1996 and 1995, respectively. In each plan, a participant's right to Company contributions vests at a rate of 25% per year of service.

     The Company maintains a bonus plan that allows certain officers and employees of the Company to earn annual cash bonuses based upon achievement of certain financial and performance goals approved by the compensation committee of the Company's Board of Directors. Under this plan, $3,493, $3,172 and $710 was expensed in 1997, 1996 and 1995, respectively.

     The Company adopted a deferred compensation plan for non-management directors in the second quarter of 1995. Under the plan's equity option, those who are eligible to receive directors' fees or retainers may choose to defer receipt of their compensation. The amounts deferred are converted into stock equivalents at the then current market price of the Company's common stock. The Company provides a credit equal to 25% of the compensation initially deferred. Under this plan, a total of $835, $186 and $116 was expensed in 1997, 1996 and 1995, respectively, for both the deferment credit and the stock appreciation on the deferred compensation.

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

     The normal net periodic postretirement benefit cost was $1,323, $1,201 and $1,440 in 1997, 1996 and 1995, respectively. The plan was amended to eliminate retiree medical benefits coverage for those under age 45 at September 30, 1995, resulting in a curtailment gain of $1,900.

                      FOODMAKER, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  (Dollars in thousands, except per share data)
                                  (continued)

7.   POSTRETIREMENT BENEFIT PLAN (continued)

     The components of the fiscal year net periodic postretirement benefit cost are as follows:
                                                    1997      1996      1995
                                                 ---------  ---------  ---------
      Service cost. . . . . . . . . . . . . . .    $   530   $   505   $    675
      Interest cost . . . . . . . . . . . . . .        913       816        854
      Net amortization and deferral . . . . . .       (120)     (120)       (89)
      Curtailment gain. . . . . . . . . . . . .         --        --     (1,900)
                                                    -------  -------   --------
      Net periodic postretirement benefit
       cost (gain). . . . . . . . . . . . . . .     $ 1,323  $ 1,201   $   (460)
                                                    =======  =======   ========

     The plan's funded status reconciled with amounts recognized in the Company's consolidated balance sheets is as follows:

                                                     September 28, September 29,
                                                           1997        1996
                                                         --------    --------
       Accumulated postretirement benefit obligation:
        Retirees . . . . . . . . . . . . . . . . . . .   $ (1,577)   $ (1,343)
        Fully eligible active plan participants. . . .     (3,183)     (2,777)
        Other active plan participants . . . . . . . .     (8,441)     (7,684)
                                                          --------   --------
                                                          (13,201)    (11,804)
       Plan assets at fair value . . . . . . . . . . .         --          --
                                                          --------   --------
       Accumulated postretirement benefit obligation
        in excess of plan assets . . . . . . . . . . .     (13,201)   (11,804)
       Unrecognized prior service cost . . . . . . . .          --         --
       Unrecognized net gain . . . . . . . . . . . . .      (1,939)    (2,062)
                                                          --------   --------
       Accrued postretirement benefit cost
        included in other long-term liabilities. . . .    $(15,140)  $(13,866)
                                                          ========   ========

     In determining the above information, the Company's actuaries assumed a discount rate of 7.75% as of September 28, 1997 and September 29, 1996.

     For measurement purposes, a 9.0% annual rate of increase in the per capita cost of covered benefits (i.e., health care cost trend rate) was assumed for 1997 for plan participants under age 65; the rate was assumed to decrease 1/2% per year to 4.5% by the year 2006 and remain at that level thereafter. For plan participants age 65 years or older, a 7.0% annual health care cost trend rate was assumed for 1997; the rate was assumed to decrease 1/2% per year to 3.5% by the year 2004. The health care cost trend rate assumption has a significant effect on the amounts reported. For example, increasing the assumed health care cost trend rates by one percentage point in each year would increase the accumulated postretirement benefit obligation as of September 28, 1997 by $2,758, or 21%, and the aggregate of the service and interest cost components of net periodic postretirement benefit cost for the year ended September 28, 1997 by $336 or 25%.
                                    F-16

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

     In January 1992, the Company adopted the 1992 Employee Stock Incentive Plan (the "1992 Plan") and, as part of a merger, assumed outstanding options to employees under its predecessor's 1990 Stock Option Plan and assumed contractually the options to purchase 42,750 shares of common stock granted to two non-employee directors of the Company. Under the 1992 Plan, employees are eligible to receive stock options, restricted stock and other various stock-based awards. Subject to certain adjustments, up to a maximum of 3,775,000 shares of common stock may be sold or issued under the 1992 Plan. No awards shall be granted after January 16, 2002, although stock may be issued thereafter, pursuant to awards granted prior to such date.

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

     The terms and conditions of the stock-based awards under the plans are determined by a committee of the Board of Directors on each award date and may include provisions for the exercise price, expirations, vesting, restriction on sales and forfeiture, as applicable. Options granted under the plans have terms not exceeding 11 years and provide for an option exercise price no less than 100% of the fair market value of the common stock at the date of grant.

                      FOODMAKER, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  (Dollars in thousands, except per share data)
                                  (continued)

8.   STOCK OPTIONS (continued)

     The following is a summary of stock option activity for the three fiscal years ended September 28, 1997:

                                                        Option exercise price
                                                              per share
                                                          --------------------
                                                                      Weighted
                                           Shares         Range        average
                                          ---------   --------------  --------
       Balance at October 2, 1994 . . .   1,810,591   $    .96-12.25   $  6.72
        Granted . . . . . . . . . . . .     812,098        4.18-6.50      6.04
        Exercised . . . . . . . . . . .     (42,900)        .96-1.13      1.09
        Cancelled . . . . . . . . . . .    (267,818)      1.13-12.25      8.37
                                          ---------
       Balance at October 1, 1995 . . .   2,311,971        .96-12.25      6.37
        Granted . . . . . . . . . . . .     540,891        6.75-9.13      7.22
        Exercised . . . . . . . . . . .     (10,880)       1.13-6.50      4.73
        Cancelled . . . . . . . . . . .    (129,395)      1.13-11.00      8.07
                                          ---------
       Balance at September 29, 1996. .   2,712,587        .96-12.25      6.52
        Granted . . . . . . . . . . . .     807,165      10.13-12.63     12.35
        Exercised . . . . . . . . . . .    (251,640)       .96-12.25      6.76
        Cancelled . . . . . . . . . . .    (111,078)      5.75-12.63      8.77
                                          ---------
       Balance at September 28, 1997. .   3,157,034        .96-12.63      7.90
                                          =========

     The following is a summary of stock options outstanding at September 28, 1997:

                                               Options outstanding                                Options exercisable
                                  --------------------------------------------------         -------------------------------
                                                  Weighted average       Weighted                                Weighted
             Range of                Number           remaining           average               Number            average
          exercise prices          outstanding    contractual life    exercise price          exercisable     exercise price
        -----------------         ------------    ----------------    --------------          -----------     --------------

        $     .96-4.19               548,170             3.88              $1.28                548,170            $1.28
             5.00-7.13               885,229             8.03               6.26                540,795             6.20
            7.50-11.00               930,393             6.79               9.57                671,876            10.09
           12.13-12.63               793,242            10.00              12.35                 74,500            12.25
                                   ---------                                                  ---------
             .96-12.63             3,157,034             7.44               7.90              1,835,341             6.40


     At September 28, 1997, September 29, 1996 and October 1, 1995, the number of options exercisable were 1,835,341, 1,732,899 and 1,513,330, respectively and the weighted average exercise price of those options were $6.40, $6.12 and $6.05, respectively.

     Effective fiscal year 1997, the Company adopted the disclosure requirements of SFAS 123. As permitted under this Statement, the Company will continue to measure stock-based compensation cost using its current "intrinsic value" accounting method.

                      FOODMAKER, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  (Dollars in thousands, except per share data)
                                  (continued)

8.   STOCK OPTIONS (continued)

     For purposes of the following pro forma disclosures required by SFAS 123, the fair value of each option granted after fiscal 1995 has been estimated on the date of grant using the Black-Scholes option-pricing model. Such models require the input of highly subjective assumptions, including the expected volatility of the stock price. Therefore, in management's opinion, the existing models do not provide a reliable single measure of the value of employee stock options. The following weighted average assumptions were used for grants: risk free interest rates of 6.38% in 1997 and 6.17% in 1996; expected volatility of 35% in 1997 and 37% in 1996; and in both 1997 and 1996 an expected life of 6 years. The company has not paid any cash or other dividends and does not anticipate paying dividends in the foreseeable future, therefore the expected dividend yield is zero. The weighted average fair value of options granted was $5.80 in 1997 and $3.45 in 1996. Had compensation expense been recognized for stock-based compensation plans in accordance with provisions of SFAS 123, the Company would have recorded net earnings of $33,211, or $0.83 per share, in 1997 and $19,854, or $0.51 per share, in 1996.

     For the pro forma disclosures, the options' estimated fair values were amortized over their vesting periods. The pro forma disclosures do not include a full five years of grants since SFAS 123 does not apply to grants before 1995. Therefore, these pro forma amounts are not indicative of anticipated future disclosures.

9.   STOCKHOLDERS' EQUITY

     The Company has 15,000,000 shares of preferred stock authorized for issuance at a par value of $.01 per share. No shares have been issued.

     On July 26, 1996, the Board of Directors declared a dividend of one preferred stock purchase right (a "Right") for each outstanding share of the Company's common stock, which Rights expire on July 26, 2006. Each Right entitles a stockholder to purchase for an exercise price of $40, subject to adjustment, one one-hundredth of a share of Series A Junior Participating Cumulative Preferred Stock of the Company, or, under certain circumstances, shares of common stock of the Company or a successor company with a market value equal to two times the exercise price. The Rights would only become exercisable for all other persons when any person has acquired or commences to acquire a beneficial interest of at least 20% of the Company's outstanding common stock. The Rights have no voting privileges and may be redeemed by the Board of Directors at a price of $.001 per Right at any time prior to the acquisition of a beneficial ownership of 20% of the outstanding common shares. There are 390,968 shares of Series A Junior Participating Cumulative Preferred Stock reserved for issuance upon exercise of the Rights.

     In conjunction with the December 1988 acquisition of the Company, warrants for the purchase of 1,584,573 shares of common stock were issued and are exercisable at $.93 per share, as adjusted. As of September 29, 1997, warrants for 1,482,726 shares had been exercised.

     At September 28, 1997, the Company had 6,542,007 shares of common stock reserved for issuance upon the exercise of stock options and 101,847 shares reserved for issuance upon exercise of warrants.
                                    F-19

                      FOODMAKER, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  (Dollars in thousands, except per share data)
                                  (continued)

10.  AVERAGE SHARES OUTSTANDING

     Fiscal year net earnings (loss) per share is based on the weighted average number of shares outstanding during the year, determined as follows:

                                                 1997        1996        1995
                                              ----------  ----------  ----------
      Shares outstanding,
       beginning of fiscal year. . . . . . .  38,840,525  38,802,195  38,668,200
      Effect of common stock issued. . . . .      92,081      16,071      29,566
      Assumed additional shares issued upon
       exercise of stock options and
       warrants, net of shares reacquired at
       the average market price. . . . . . .     843,638     482,510     216,874
                                              ----------  ----------  ----------
      Weighted average shares outstanding. .  39,776,244  39,300,776  38,914,640
                                              ==========  ==========  ==========

11.  CONTINGENT LIABILITIES

     The legal proceedings that were pending against the Company in federal and state courts in the state of Washington, relating to food-borne illness (the "Outbreak") attributed to hamburgers served at Jack in the Box restaurants in 1993, have been concluded, with the exception of one case of immaterial financial impact, which is currently on appeal. The total liability on all such lawsuits and claims did not exceed the coverage available under the Company's applicable insurance policies.

     The Company is engaged in litigation with the Vons Companies, Inc. ("Vons") and various suppliers seeking reimbursement for all damages, costs and expenses incurred in connection with the Outbreak. The initial litigation was filed by the Company on February 4, 1993. Vons has filed cross-complaints against the Company and others alleging certain contractual, indemnification and tort liabilities; seeking damages in unspecified amounts and a declaration of the rights and obligations of the parties. The claims of the parties arise out of two separate lawsuits which have been consolidated and are now set for trial in the Los Angeles Superior Court, Los Angeles, California in January 1998.

     On April 6, 1996 an action was filed by one of the Company's international franchisees, Wolsey, Ltd., in the United States District Court in San Diego, California against the Company and its directors, its international franchising subsidiary, and certain officers of the Company and others. The complaint alleges certain contractual, tort and law violations related to the franchisees' development rights in the Far East and seeks damages in excess of $38.5 million, injunctive relief, attorneys fees and costs. The Company has successfully dismissed portions of the complaint, including the single claim alleging wrongdoing by the Company's outside directors. Management believes the remaining allegations are without foundation and intends to vigorously defend the action.

     On November 5, 1996, an action was filed by the "National JIB Franchisee Association, Inc." and several of the Company's franchisees in the Superior Court of California, County of San Diego in San Diego, California, against the Company and others. The lawsuit alleges that certain Company policies are unfair business practices and violate sections of the California Corporations Code regarding material modifications of franchise agreements and interfere with franchisees' right of association. It seeks injunctive relief, a declaration of the rights and duties of the parties, unspecified damages and recision of alleged material modifications of plaintiffs' franchise agreements. The complaint also alleges fraud, breach of a fiduciary duty and breach of a third party beneficiary contract in connection with certain payments that the Company received from suppliers and seeks unspecified damages, interest, punitive damages and an accounting. Management believes that its policies are lawful and that it has satisfied any obligation to its franchisees in regard to such supplier payments.

                      FOODMAKER, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  (Dollars in thousands, except per share data)
                                  (continued)

11.  CONTINGENT LIABILITIES (Continued)

     On December 10, 1996, a suit was filed by the Company's Mexican licensee, Foodmex, Inc., in the United States District Court in San Diego, California against the Company and its international franchising subsidiary. Foodmex formerly operated several Jack in the Box franchise restaurants in Mexico, but its licenses were terminated by the Company for, among other reasons, chronic insolvency and failure to meet operational standards. The Foodmex suit alleges wrongful termination of its master license, breach of contract and unfair competition and seeks an injunction to prohibit termination of its license as well as unspecified monetary damages. In January 1997 Foodmex amended its complaint to name several individual defendants and to allege additional causes of action. The Company and its subsidiary counterclaimed and sought a preliminary injunction against Foodmex. On March 28, 1997 the court granted the Company's request for an injunction, held that the Company was likely to prevail in its suit, and ordered Foodmex to immediately cease using the Jack in the Box marks and proprietary operating systems. On June 30, 1997, the court held Foodmex and its president in contempt of court for failing to comply with the March 28, 1997 order.

     On February 2, 1995, an action by Concetta Jorgensen was filed against the Company in the U.S. District Court in San Francisco, California alleging that restrooms at a Jack in the Box restaurant failed to comply with laws regarding disabled persons and seeking damages in unspecified amounts, punitive damages, injunctive relief, attorneys fees and prejudgment interest. In an amended complaint, damages were also sought on behalf of all physically disabled persons who were allegedly denied access to restrooms at the restaurant. In February 1997, the court ordered that the action for injunctive relief proceed as a nationwide class action on behalf of all persons in the United States with mobility disabilities. The Company has reached tentative agreement on settlement terms both as to the individual plaintiff Concetta Jorgensen and the claims for injunctive relief, but a settlement agreement has not yet been signed or presented to the U.S. District Court for approval.
     During the course of settlement discussions, Foodmaker was notified by attorneys for plaintiffs that claims may be made against Jack in the Box franchisees and Foodmaker relating to locations that franchisees lease from Foodmaker which may not be in compliance with the Americans With Disabilities Act.

     On May 23, 1997, an action by Ralston Purina Company was filed against the Company in the U.S. District court for the Eastern District of Missouri in St. Louis, Missouri alleging the Company's breach of a tax sharing agreement and unjust enrichment and seeking an accounting and damages in an amount not less than $11 million and attorneys' fees and costs. The Company believes it has meritorious defenses and intends to vigorously resist the lawsuit.

     The Company is also subject to normal and routine litigation. The amount of liability from the claims and actions described above cannot be determined with certainty, but in the opinion of management, the ultimate liability from all pending legal proceedings, asserted legal claims and known potential legal claims which are probable of assertion should not materially affect the results of operations and liquidity of the Company.

                      FOODMAKER, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  (Dollars in thousands, except per share data)
                                  (continued)

12.  SUPPLEMENTAL FINANCIAL STATEMENT INFORMATION

                                                     September 28, September 29,
                                                          1997         1996
                                                        --------     --------
     Accounts receivable:
       Trade. . . . . . . . . . . . . . . . . . . . .   $  4,349     $  7,489
       Notes. . . . . . . . . . . . . . . . . . . . .      1,444        2,010
       Other. . . . . . . . . . . . . . . . . . . . .      7,714        6,476
       Allowance for doubtful accounts. . . . . . . .     (3,025)      (3,493)
                                                        --------     --------
                                                        $ 10,482     $ 12,482
                                                        ========     ========
     Other Assets:
       Trading area rights, net of amortization of
       $21,880 and $18,669, respectively. . . . . . .   $ 69,921     $ 67,663
     Lease acquisition costs, net of amortization of
       $21,469 and $20,896, respectively. . . . . . .     18,788       22,299
     Other assets, net of amortization of $18,503
       and $18,259, respectively. . . . . . . . . . .     34,100       34,261
                                                        --------     --------
                                                        $122,809     $124,223
                                                        ========     ========

     Accrued liabilities:
       Payroll and related taxes . . . . . . . . . . .   $32,948     $ 29,889
       Sales and property taxes. . . . . . . . . . . .    11,413       10,125
       Advertising . . . . . . . . . . . . . . . . . .    11,801       12,294
       Insurance . . . . . . . . . . . . . . . . . . .    45,343       41,494
       Interest. . . . . . . . . . . . . . . . . . . .     6,916        7,352
       Income tax liabilities. . . . . . . . . . . . .    17,208          347
       Other . . . . . . . . . . . . . . . . . . . . .    26,539       14,457
                                                        --------     --------
                                                        $152,168     $115,958
                                                        ========     ========
                                    F-22

                      FOODMAKER, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  (Dollars in thousands, except per share data)
                                  (continued)

13.           QUARTERLY RESULTS OF OPERATIONS (Unaudited)

                                    16 weeks ended                             12 weeks ended
                                                           ----------------------------------------------------
                                     Jan. 21, 1996         Apr. 14, 1996         July 7, 1996     Sept. 29, 1996
                                     -------------         -------------         ------------     --------------
     Revenues . . . . . . . . . . . .     $330,630              $249,975             $243,147          $239,070
     Gross profit . . . . . . . . . .       43,047                29,870               36,134            34,560
     Net earnings . . . . . . . . . .        4,690                 4,013                5,515             5,833
     Net earnings per share . . . . .          .12                   .10                  .14               .15


                                    16 weeks ended                             12 weeks ended
                                                           ----------------------------------------------------
                                     Jan. 19, 1997         Apr. 13, 1997         July 6, 1997     Sept. 28, 1997
                                     -------------         -------------         ------------     --------------
     Revenues . . . . . . . . . . . .     $323,483              $246,993             $251,681           $249,585
     Gross profit . . . . . . . . . .       48,219                37,051               41,771             38,959
     Earnings before
      extraordinary item. . . . . . .        9,027                 6,695                9,995              9,586
     Net earnings . . . . . . . . . .        9,027                 6,695                9,995              8,334
     Earnings per share before
      extraordinary item. . . . . . .          .23                   .17                  .25                .24
     Net earnings per share . . . . .          .23                   .17                  .25                .21


                                    F-23