Form 10-Q
period 1998-03-03
FOODMAKER INC /DE/
filed 1998-03-03
CIK 807882

                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.   20549


                                    FORM 10-Q


                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934



         For Quarter Ended  January 18, 1998  Commission File No. 1-9390
                            ----------------                     -------


                                FOODMAKER, INC.
------------------------------------------------------------------------------
              (Exact name of registrant as specified in its charter)




DELAWARE                                                           95-2698708
-----------------------------------------------------------------------------
(State of Incorporation)                                    (I.R.S. Employer
                                                            Identification No.)



9330 BALBOA AVENUE, SAN DIEGO, CA                                       92123
------------------------------------------------------------------------------
(Address of principal executive offices)                             (Zip Code)


     Registrant's telephone number, including area code        (619) 571-2121
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

      Number of shares of common stock, $.01 par value, outstanding as of the close of business February 20, 1998 - 39,198,888

                      FOODMAKER, INC. AND SUBSIDIARIES

                    UNAUDITED CONSOLIDATED BALANCE SHEETS
                               (In thousands)

                                          January 18,      September 28,
                                             1998              1997
                                          -----------      -------------
                                  ASSETS

Current assets:
  Cash and cash equivalents                 $ 26,036          $ 28,527
  Receivables                                 10,964            10,482
  Inventories                                 18,780            18,300
  Prepaid expenses                            43,377            42,853
                                            --------          --------
    Total current assets                      99,157           100,162
                                            --------          --------

Trading area rights                           71,012            69,921
                                            --------          --------

Lease acquisition costs                       18,115            18,788
                                            --------          --------

Other assets                                  34,483            34,100
                                            --------          --------

Property at cost                             669,371           660,076
  Accumulated depreciation and amortization (209,770)         (201,289)
                                            --------          --------
                                             459,601           458,787
                                            --------          --------
    TOTAL                                   $682,368          $681,758
                                            ========          ========

                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Current maturities of long-term debt      $  1,503          $  1,470
  Accounts payable                            28,319            39,575
  Accrued expenses                           133,935           134,960
  Income tax liabilities                      16,738            17,208
                                            --------          --------
    Total current liabilities                180,495           193,213
                                            --------          --------

Deferred income taxes                          1,242               382
                                            --------          --------

Long-term debt, net of current maturities    345,830           346,191
                                            --------          --------

Other long-term liabilities                   54,751            54,093
                                            --------          --------

Stockholders' equity:
  Common stock                                   406               405
  Capital in excess of par value             284,013           283,517
  Accumulated deficit                       (169,906)         (181,580)
  Treasury stock                             (14,463)          (14,463)
                                            --------          --------
    Total stockholders' equity               100,050            87,879
                                            --------          --------
    TOTAL                                   $682,368          $681,758
                                            ========          ========


                 See accompanying notes to financial statements.

                         FOODMAKER, INC. AND SUBSIDIARIES

                  UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS
                       (In thousands, except per share data)


                                                Sixteen Weeks Ended
                                          ------------------------------
                                          January 18,      September 28,
                                             1998              1997
                                          -----------      -------------
Revenues:
  Restaurant sales                          $325,333          $291,212
  Distribution sales                           6,773            20,575
  Franchise rents and royalties               10,934            10,670
  Other                                          734             1,026
                                            --------          --------
                                             343,774           323,483
                                            --------          --------
Costs and expenses:
  Costs of revenues:
    Restaurant costs of sales                106,673            98,197
    Restaurant operating costs               169,962           150,329
    Costs of distribution sales                6,572            20,351
    Franchised restaurant costs                6,975             6,479
  Selling, general and administrative         25,372            23,894
  Interest expense                            11,046            12,606
                                            --------          --------
                                             326,600           311,856
                                            --------          --------

Earnings before income taxes                  17,174            11,627

Income taxes                                   5,500             2,600
                                            --------          --------

Net earnings                                $ 11,674          $  9,027
                                            ========          ========

Net earnings per share:
  Basic                                     $   0.30          $   0.23
  Diluted                                   $   0.29          $   0.23

Weighted average shares outstanding:
  Basic                                       39,142            38,846
  Diluted                                     40,197            39,494


               See accompanying notes to financial statements.

                        FOODMAKER, INC. AND SUBSIDIARIES

                  UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (In thousands)


                                                Sixteen Weeks Ended
                                          ------------------------------
                                          January 18,      September 28,
                                             1998              1997
                                          -----------      -------------
Cash flows from operations:
  Net earnings                              $ 11,674          $  9,027
  Non-cash items included above:
    Depreciation and amortization             13,085            12,168
    Deferred income taxes                        860            (1,150)
  (Increase) decrease in receivables            (482)            1,493
  Increase in inventories                       (480)           (1,544)
  Increase in prepaid expenses                (1,211)           (2,960)
  Increase (decrease) in accounts payable    (11,256)            3,597
  Decrease in other accrued liabilities         (724)           (1,048)
                                            --------          --------
    Cash flows provided by operations         11,466            19,583
                                            --------          --------

Cash flows from investing activities:
  Additions to property and equipment        (11,392)           (6,549)
  Dispositions of property and equipment         735               542
  Increase in trading area rights             (2,193)               --
  Increase in other assets                    (1,160)           (1,004)
                                            --------          --------
    Cash flows used in investing activities  (14,010)           (7,011)
                                            --------          --------

Cash flows from financing activities:
  Principal payments on long-term debt,
    including current maturities                (444)             (833)
  Proceeds from issuance of common stock         497                17
                                            --------          --------
    Cash flows provided by (used in)
      financing activities                        53              (816)
                                            --------          --------

Net increase (decrease) in cash
  and cash equivalents                      $ (2,491)         $ 11,756
                                            ========          ========


                 See accompanying notes to financial statements.

                           FOODMAKER, INC. AND SUBSIDIARIES

                 NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

1. The accompanying unaudited financial statements of Foodmaker, Inc. (the "Company") do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments, consisting only of normal recurring adjustments, considered necessary for a fair presentation of financial condition and results of operations for the interim periods have been included. Operating results for any interim period are not necessarily indicative of the results for any other interim period or for the full year. The Company reports results quarterly with the first quarter having 16 weeks and each remaining quarter having 12 weeks. Certain financial statement reclassifications have been made in the prior year to conform to the current year presentation. These financial statements should be read in conjunction with the 1997 financial statements.

2. In 1998 the Company adopted Statement of Financial Accounting Standards No. 128 ("SFAS 128"), Earnings per Share. SFAS 128 requires the presentation of basic earnings per share, computed using the weighted average number of shares outstanding during the period, and diluted earnings per share, computed using the additional dilutive effect of all common stock equivalents. The dilutive impact of stock options and warrants account for the additional weighted average shares of common stock outstanding for the Company's diluted earnings per share computation. All prior periods have been restated to conform with the provisions of SFAS 128.

3. The 1998 tax provision reflects the expected annual tax rate of 32% of earnings before income taxes. The income tax provision for 1997 was 22% of earnings before income taxes. The low effective income tax rates in each year result from the Company's ability to realize previously unrecognized tax benefits. The Company cannot determine the actual 1998 annual effective tax rate until the end of the fiscal year, thus the rate could differ from expectations.

4.  Contingent Liabilities

    The Company has settled the litigation it filed against the Vons Companies, Inc. ("Vons") and various suppliers seeking reimbursement for all damages, costs and expenses incurred in connection with food-borne illness attributed to hamburgers served at Jack in the Box restaurants in 1993. The initial litigation was filed by the Company on February 4, 1993. Vons filed cross-complaints against the Company and others alleging certain contractual, indemnification and tort liabilities; seeking damages in unspecified amounts and a declaration of the rights and obligations of the parties. The claims of the parties were settled on February 24, 1998. Foodmaker received $58.5 million in the settlement. Of the total settlement amount, the Company is expected to realize a net of slightly over $30 million after taxes and litigation costs. The impact of such settlement will be reflected in the Company's financial statements for the quarter ended April 12, 1998.

    On April 6, 1996, an action was filed by one of the Company's international franchisees, Wolsey, Ltd., in the United States District Court in San Diego, California against the Company and its directors, its international franchising subsidiary, and certain officers of the Company and others. The complaint alleges certain contractual, tort and law violations related to the franchisees' development rights in the Far East and seeks damages in excess of $43 million, injunctive relief, attorneys fees and costs. The Company has successfully dismissed portions of the complaint, including the claims alleging wrongdoing by the Company's officers and outside directors. Management believes the remaining allegations are without foundation and intends to vigorously defend the action.

    On December 10, 1996, a suit was filed by the Company's Mexican licensee, Foodmex, Inc., in the United States District Court in San Diego, California against the Company and its international franchising subsidiary. Foodmex formerly operated several Jack in the Box franchise restaurants in Mexico, but its licenses were terminated by the Company for, among other reasons, chronic insolvency and failure to meet operational standards. The Foodmex suit alleges wrongful termination of its master license, breach of contract and unfair competition and seeks an injunction to prohibit termination of its license as well as unspecified monetary damages. The Company and its subsidiary counterclaimed and sought a preliminary injunction against Foodmex. On March 28, 1997 the court granted the Company's request for an injunction, held that the Company was likely to prevail in its suit, and ordered Foodmex to immediately cease using the Jack in the Box marks and proprietary operating systems. On June 30, 1997, the court held Foodmex and its president in contempt of court for failing to comply with the March 28, 1997 order. On February 24, 1998, the Court issued an order granting Foodmaker's motion to dismiss Foodmex's complaint.

    On February 2, 1995, an action by Concetta Jorgensen was filed against the Company in the U.S. District Court in San Francisco, California alleging that restrooms at a Jack in the Box restaurant failed to comply with laws regarding disabled persons and seeking damages in unspecified amounts, punitive damages, injunctive relief, attorneys fees and prejudgment interest. In an amended complaint, damages were also sought on behalf of all physically disabled persons who were allegedly denied access to restrooms at the restaurant. In February 1997, the court ordered that the action for injunctive relief proceed as a nationwide class action on behalf of all persons in the United States with mobility disabilities. The Company has reached agreement on settlement terms both as to the individual plaintiff Concetta Jorgensen and the claims for injunctive relief, and the settlement agreement has been approved by the U.S. District Court. The settlement requires the Company to make access improvements at Company-operated restaurants to comply with the standards set forth in the Americans with Disability Act Access Guidelines. The settlement requires compliance at 85% of Company-operated restaurants by April 2001 and for the balance of Company-operated restaurants by October 2005. The Company has agreed to make modifications to its restaurants to improve accessibility and anticipates investing approximately $11 million in capital improvements over the next seven years. Foodmaker has been notified by attorneys for plaintiffs that claims may be made against Jack in the Box franchisees and Foodmaker relating to locations that franchisees lease from Foodmaker which may not be in compliance with the Americans With Disabilities Act.

    The Company is also subject to normal and routine litigation. The amount of liability from the claims and actions described above cannot be determined with certainty, but in the opinion of management, the ultimate liability from all pending legal proceedings, asserted legal claims and known potential legal claims which are probable of assertion should not materially affect the results of operations and liquidity of the Company. For additional information on contingent liabilities, see the Company's most recent Annual Report on Form 10-K filed with the Securities and Exchange Commission.

                        FOODMAKER, INC. AND SUBSIDIARIES

         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL INFORMATION


RESULTS OF OPERATIONS
---------------------

     All comparisons under this heading between 1998 and 1997 refer to the 16-week periods ended January 18, 1998 and January 19, 1997, respectively, unless otherwise indicated.

     Restaurant sales increased $34.1 million, or 11.7%, to $325.3 million in 1998 from $291.2 million in 1997, as both the number of Company-operated restaurants and per store average sales increased from a year ago. The average number of Company-operated restaurants increased to 970 in 1998 from 883 in 1997, through the addition of new units and the acquisition of restaurants from franchisees. Per store average ("PSA") sales for comparable restaurants, which are calculated for only those restaurants open for all periods being compared, increased 2.7% in 1998 compared to 1997. PSA sales improved principally due to an increase in the number of transactions, as average transaction amounts were essentially flat. Restaurant sales improvements are attributed to the Company's two-tier marketing strategy featuring both premium sandwiches and value-priced alternatives, as well as to a popular brand-building advertising campaign that features the Company's fictional founder, "Jack".

     Distribution sales of food and supplies declined $13.8 million to $6.8 million in 1998 from $20.6 million in 1997. The distribution contract with Chi-Chi's, Inc. ("Chi-Chi's") was not renewed when it expired in May 1997; sales to Chi-Chi's restaurants were $17.6 million in 1997. Because distribution is a low-margin business, the loss of Chi-Chi's distribution revenues did not have a material impact on the results of operations or financial condition of the Company. Distribution sales to franchisees and others increased $3.8 million to $6.8 million in 1998 from $3.0 million in 1997.

     Franchise rents and royalties increased slightly to $10.9 million in 1998 from $10.7 million in 1997. The Company receives rents and royalties averaging approximately 10% of sales at franchise-operated restaurants.

     Other revenues declined to $0.7 million in 1998 from $1.0 million in 1997 primarily due to decreased interest income from lower levels of investments.

     Restaurant costs of sales, which include food and packaging costs, increased with restaurant sales growth and the addition of Company-operated restaurants to $106.7 million in 1998 from $98.2 million in 1997. As a percent of restaurant sales, restaurant costs of sales declined to 32.8% in 1998 from 33.7% in 1997 primarily due to favorable ingredient costs, principally beef, pork and cheese, offset partially by increased produce costs.

     Restaurant operating costs increased principally with restaurant sales growth and the addition of Company-operated restaurants to $170.0 million in 1998 from $150.3 million in 1997. As a percent of sales, such costs increased to 52.2% in 1998 from 51.6% in 1997 primarily reflecting higher labor costs due to increases in the minimum wage rates in 1997.

     Costs of distribution sales decreased to $6.6 million in 1998 from $20.4 million in 1997 reflecting the decline in distribution sales. Costs of distribution sales decreased slightly as a percent of sales to 97.0% in 1998 from 98.9% in 1997, primarily due to the loss of the lower margin Chi-Chi's distribution business.

     Franchised restaurant costs, which include rents and depreciation on properties leased to franchisees and other miscellaneous costs, increased to $7.0 million in 1998 from $6.5 million in 1997. The increase in such costs reflect higher international franchise-related legal expense.

     Selling, general and administrative expenses increased $1.5 million to $25.4 million in 1998 from $23.9 million in 1997. Advertising and promotion costs, which were maintained at slightly over 5% of sales in both years, increased with the higher restaurant sales. General, administrative and other expenses declined slightly to 2.4% of revenues principally due to an increase in cooperative advertising funds from suppliers.

     Interest expense declined $1.6 million to $11.0 million in 1998 from $12.6 million in 1997, principally due to a reduction in total debt outstanding. In September 1997, the Company repaid $50 million of its 9-1/4% senior notes due March 1999.

     The 1998 tax provision reflects the expected annual tax rate of 32% of earnings before income taxes. The income tax provision for 1997 was 22% of pretax earnings. The low effective income tax rates in each year result from the Company's ability to realize previously unrecognized tax benefits. The Company cannot determine the actual annual effective tax rate until the end of the fiscal year, thus the rate could differ from expectations.

     Net earnings improved $2.7 million, or 29%, to $11.7 million, or $.29 per share on a diluted basis, in 1998 from $9.0 million, or $.23 per share, in 1997 reflecting sales growth and improved operating margins, offset by the higher effective tax rate in 1998.

FINANCIAL CONDITION
-------------------

     Cash and cash equivalents decreased $2.5 million to $26.0 million at January 18, 1998 from $28.5 million at the beginning of the fiscal year. The cash decrease reflects, among other things, cash flows from operations of $11.5 million in 1998 and capital expenditures and other investing activities of $14.0 million.

     The Company's working capital deficit decreased $11.8 million to $81.3 million at January 18, 1998 from $93.1 million at September 28, 1997, primarily due to a decline in accounts payable. The Company, and the restaurant industry in general, maintain relatively low levels of receivables and inventories and vendors grant trade credit for purchases such as food and supplies. The Company also continually invests in its business through the addition of new units and refurbishment of existing units, which are reflected as long-term assets and not as part of working capital.

     Total debt outstanding declined slightly to $347.3 million at January 18, 1998 from $347.7 million at the beginning of the fiscal year and declined from $397.4 million on January 19, 1997 reflecting the repayment in September 1997 of $50 million of the 9-1/4% senior notes.

     The Company's revolving bank credit agreement, which was amended and restated March 15, 1996, expires December 31, 1998 and provides for a credit facility of up to $60 million, including letters of credit of up to $25 million. At January 18, 1998, the Company had no borrowings and approximately $54.3 million of unused credit under the agreement. The Company has negotiated a commitment for a new revolving bank credit agreement, which will provide for a credit facility expiring in 2003 of up to $175 million, including letters of credit of up to $25 million. On March 2, 1998, the Company notified the trustee under the indenture governing its 9-1/4% senior notes due 1999 of the Company's intention to redeem $75 million of such notes on April 15, 1998. Payment is expected to be made principally with cash on hand, as well as through minimal bank borrowings. The Company is subject to a number of covenants under its various debt instruments including limitations on additional borrowings, capital expenditures, lease commitments and dividend payments, and requirements to maintain certain financial ratios, cash flows and net worth. Substantially all of the Company's real estate and machinery and equipment is pledged to its lenders under the credit agreement and other secured notes.

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

YEAR 2000 COMPLIANCE
--------------------

     The Company has performed an assessment of its major information technology systems and expects that all necessary modifications and/or replacements will be completed prior to December 1999. Based on current expenditures and estimates, the costs of addressing this issue are not expected to have a material adverse effect on the Company's financial position, results of operations or liquidity. The potential impact of the Year 2000 issue on significant vendors and suppliers cannot be reasonably estimated at this time.

CAUTIONARY STATEMENTS REGARDING FORWARD LOOKING STATEMENTS
----------------------------------------------------------

     This Quarterly Report on Form 10-Q contains forward looking statements including, but not limited to, the Company's expectations regarding its effective tax rate, its continuing investment in new restaurants and refurbishment of existing facilities, Year 2000 compliance and sources of liquidity. Forward looking statements are subject to known and unknown risks and uncertainties which may cause actual results to differ materially from expectations. The following is a discussion of some of those factors. The Company's tax provision is highly sensitive to expected earnings and as expectations change the Company's income tax provision may vary more significantly from quarter to quarter and year to year than companies which have been continuously profitable. However, the Company's effective tax rates are expected to increase in the future. There can be no assurances that growth objectives in the regional domestic markets in which the Company operates will be met or that capital will be available for refurbishment of existing facilities. The Company has urged certain vendors to develop and implement Year 2000 compliance plans. However, any failure by vendors to ensure compliance with Year 2000 requirements could have a material, adverse effect on the financial condition and results of operations of the Company after January 1, 2000. Additional risk factors associated with the Company's business are detailed in the Company's most recent Annual Report on Form 10-K filed with the Securities and Exchange Commission.

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

Item 4.  Submission of Matters to a Vote of Security Holders.

     No matters were submitted to a vote of stockholders in the first quarter ended January 18, 1998. The Company's annual meeting was held February 13, 1998 at which the following matters were voted as indicated:

                                                  For         Withheld
                                              ----------      --------

1.  Election of the following directors to
    serve until the next annual meeting of
    stockholders and until their successors
    are elected and qualified.

      Michael E. Alpert                       33,345,026       626,369
      Jay W. Brown                            33,361,427       609,968
      Paul T. Carter                          33,550,961       420,434
      Charles W. Duddles                      33,519,316       452,079
      Edward Gibbons                          33,546,207       425,188
      Jack W. Goodall                         33,513,192       458,203
      Robert J. Nugent                        33,243,301       728,094
      L. Robert Payne                         33,150,510       820,885

                                       For      Against  Abstain  Not Voted
                                    ----------  -------  -------  ---------
2.  Ratification of the appointment
    of KPMG Peat Marwick LLP as
    independent accountants         33,927,481   20,193   23,721        -0-

Item 6.  Exhibits and Reports on Form 8-K.

    (a)  Exhibits

         Number   Description
         ------   -----------
         27       Financial Data Schedule (included only with electronic filing)

    (b)  Reports on Form 8-K - None

                                  SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized and in the capacities indicated.


                              FOODMAKER, INC.


                          By: DARWIN J. WEEKS
                              ---------------
                              Darwin J. Weeks
                              Vice President, Controller
                              and Chief Accounting Officer
                              (Duly Authorized Signatory)


Date: March 3, 1998