Form 10-Q
period 1998-04-12
FOODMAKER INC /DE/
filed 1998-05-22
CIK 807882

                     SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C.   20549


                                  FORM 10-Q


               QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934



        For Quarter Ended  April 12, 1998  Commission File No. 1-9390
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

     Number of shares of common stock, $.01 par value, outstanding as of the close of business May 15, 1998 - 39,310,195

                           FOODMAKER, INC. AND SUBSIDIARIES

                         UNAUDITED CONSOLIDATED BALANCE SHEETS
                                    (In thousands)

                                                    April 12,    September 28,
                                                       1998           1997
                                                   -----------   -------------
                              ASSETS

Current assets:
  Cash and cash equivalents . . . . . . . . . . .   $  81,590      $  28,527
  Receivables . . . . . . . . . . . . . . . . . .      13,801         10,482
  Inventories . . . . . . . . . . . . . . . . . .      18,974         18,300
  Prepaid expenses. . . . . . . . . . . . . . . .      42,830         42,853
                                                    ---------      ---------
     Total current assets . . . . . . . . . . . .   $ 157,195      $ 100,162
                                                    ---------      ---------

Property at cost. . . . . . . . . . . . . . . . .     683,293        660,076
  Accumulated depreciation and amortization . . .    (216,286)      (201,289)
                                                    ---------      ---------
                                                      467,007        458,787
                                                    ---------      ---------

Trading area rights . . . . . . . . . . . . . . .      73,092         69,921
                                                    ---------      ---------

Lease acquisition costs . . . . . . . . . . . . .      17,621         18,788
                                                    ---------      ---------

Other assets. . . . . . . . . . . . . . . . . . .      35,556         34,100
                                                    ---------      ---------

     TOTAL. . . . . . . . . . . . . . . . . . . .   $ 750,471      $ 681,758
                                                    =========      =========


                         LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Current maturities of long-term debt. . . . . .   $   1,547      $   1,470
  Accounts payable. . . . . . . . . . . . . . . .      33,261         39,575
  Accrued expenses. . . . . . . . . . . . . . . .     147,504        134,960
  Income tax liabilities. . . . . . . . . . . . .      26,298         17,208
                                                    ---------      ---------
     Total current liabilities. . . . . . . . . .     208,610        193,213
                                                    ---------      ---------

Long-term debt, net of current maturities . . . .     346,524        346,191
                                                    ---------      ---------

Other long-term liabilities . . . . . . . . . . .      56,488         54,093
                                                    ---------      ---------

Deferred income taxes . . . . . . . . . . . . . .       3,782            382
                                                    ---------      ---------

Stockholders' equity:
  Common stock. . . . . . . . . . . . . . . . . .         407            405
  Capital in excess of par value. . . . . . . . .     284,682        283,517
  Accumulated deficit . . . . . . . . . . . . . .    (135,559)      (181,580)
  Treasury stock. . . . . . . . . . . . . . . . .     (14,463)       (14,463)
                                                    ---------      ---------
     Total stockholders' equity . . . . . . . . .     135,067         87,879
                                                    ---------      ---------

     TOTAL. . . . . . . . . . . . . . . . . . . .   $ 750,471      $ 681,758
                                                    =========      =========

                    See accompanying notes to financial statements.

                           FOODMAKER, INC. AND SUBSIDIARIES

                    UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS
                         (In thousands, except per share data)


                                 Twelve Weeks Ended    Twenty-eight Weeks Ended
                               ----------------------  ------------------------
                               April 12,    April 13,   April 12,    April 13,
                                 1998         1997        1998         1997
                               ---------    ---------   ---------    ---------
Revenues:
  Restaurant sales. . . . . .  $ 249,505    $ 223,820   $ 574,838    $ 515,032
  Distribution sales. . . . .      5,546       14,285      12,319       34,860
  Franchise rents and royalties    8,029        8,035      18,963       18,705
  Other . . . . . . . . . . .     46,829          853      47,563        1,879
                               ---------    ---------   ---------    ---------
                                 309,909      246,993     653,683      570,476
                               ---------    ---------   ---------    ---------
Costs and expenses:
  Costs of revenues:
    Restaurant costs of sales     80,592       74,596     187,265      172,793
    Restaurant operating costs   132,431      115,415     302,393      265,744
    Costs of distribution sales    5,368       14,299      11,940       34,650
    Franchised restaurant costs    5,480        5,540      12,455       12,019
  Selling, general and
   administrative . . . . . .     27,431       19,136      52,803       43,030
  Interest expense. . . . . .      8,160        9,412      19,206       22,018
                               ---------    ---------   ---------    ---------
                                 259,462      238,398     586,062      550,254
                               ---------    ---------   ---------    ---------

Earnings before income taxes      50,447        8,595      67,621       20,222

Income taxes. . . . . . . . .     16,100        1,900      21,600        4,500
                               ---------    ---------   ---------    ---------

Net earnings. . . . . . . . .  $  34,347    $   6,695   $  46,021    $  15,722
                               =========    =========   =========    =========


Net earnings per share:
  Basic . . . . . . . . . . .  $     .88    $     .17   $    1.17    $     .40
  Diluted . . . . . . . . . .  $     .85    $     .17   $    1.14    $     .40

Weighted average shares
 outstanding:
  Basic . . . . . . . . . . .     39,226       38,877      39,178       38,859
  Diluted . . . . . . . . . .     40,327       39,580      40,252       39,531

                    See accompanying notes to financial statements.

                           FOODMAKER, INC. AND SUBSIDIARIES

                    UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                    (In thousands)



                                                      Twenty-eight Weeks Ended
                                                      ------------------------
                                                       April 12,     April 13,
                                                         1998          1997
                                                       ---------     ---------

Cash flows from operations:
  Net earnings. . . . . . . . . . . . . . . . . . .    $46,021       $15,722
  Non-cash items included above:
     Depreciation and amortization. . . . . . . . .     22,686        21,274
     Deferred income taxes. . . . . . . . . . . . .      3,400        (2,000)
  Increase in receivables . . . . . . . . . . . . .     (3,319)         (427)
  Decrease (increase) in inventories. . . . . . . .       (674)           99
  Increase in prepaid expenses. . . . . . . . . . .       (850)       (6,556)
  Increase (decrease) in accounts payable . . . . .     (6,314)        5,772
  Increase in other accrued liabilities . . . . . .     24,222        10,990
                                                       -------       -------
     Cash flows provided by operations. . . . . . .     85,172        44,874
                                                       -------       -------


Cash flows from investing activities:
  Additions to property and equipment . . . . . . .    (28,953)      (15,629)
  Dispositions of property and equipment. . . . . .      3,397         1,442
  Increase in trading area rights . . . . . . . . .     (5,114)       (1,510)
  Increase in other assets. . . . . . . . . . . . .     (2,813)         (868)
                                                       -------       -------
     Cash flows used in investing activities. . . .    (33,483)      (16,565)
                                                       -------       -------


Cash flows from financing activities:
  Proceeds from issuance of long-term debt. . . . .      1,000             -
  Principal payments on long-term debt,
     including current maturities . . . . . . . . .       (793)       (1,174)
  Proceeds from issuance of common stock. . . . . .      1,167           372
                                                       -------       -------
     Cash flows provided by (used in)
      financing activities  . . . . . . . . . . . .      1,374          (802)
                                                       -------       -------

Net increase in cash and cash equivalents . . . . .    $53,063       $27,507
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

2.  In 1998, the Company adopted Statement of Financial Accounting Standards
    No. 128 ("SFAS 128"), Earnings per Share. SFAS 128 requires the presentation of basic earnings per share, computed using the weighted average number of shares outstanding during the period, and diluted earnings per share, computed using the additional dilutive effect of all common stock equivalents. The dilutive impact of stock options and warrants account for the additional weighted average shares of common stock outstanding for the Company's diluted earnings per share computation. All prior periods have been restated to conform with the provisions of SFAS 128.

3. The income tax provisions reflect the expected annual tax rate of 32% of pretax earnings in 1998 and the actual tax rate of 22% in 1997. The low effective income tax rates in each year result from the Company's ability to realize previously unrecognized tax benefits. The Company cannot determine the actual 1998 annual effective tax rate until the end of the fiscal year, thus the rate could differ from expectations.

4.  Legal Proceedings

    During the quarter, the Company settled the litigation it filed against the Vons Companies, Inc. ("Vons") and various suppliers seeking reimbursement for all damages, costs and expenses incurred in connection with food-borne illness attributed to hamburgers served at Jack in the Box restaurants in 1993. The initial litigation was filed by the Company on February 4, 1993. Vons filed cross-complaints against the Company and others alleging certain contractual, indemnification and tort liabilities; seeking damages in unspecified amounts and a declaration of the rights and obligations of the parties. The claims of the parties were settled on February 24, 1998. Foodmaker received in its second quarter approximately $58.5 million in the settlement, of which a net of approximately $45.8 million was realized after litigation costs and before income taxes (the "Litigation Settlement").

    On February 2, 1995, an action by Concetta Jorgensen was filed against the Company in the U.S. District Court in San Francisco, California alleging that restrooms at a Jack in the Box restaurant failed to comply with laws regarding disabled persons and seeking damages in unspecified amounts, punitive damages, injunctive relief, attorneys fees and prejudgment interest. In an amended complaint, damages were also sought on behalf of all physically disabled persons who were allegedly denied access to restrooms at the restaurant. In February 1997, the court ordered that the action for injunctive relief proceed as a nationwide class action on behalf of all persons in the United States with mobility disabilities. The Company has reached agreement on settlement terms both as to the individual plaintiff Concetta Jorgensen and the claims for injunctive relief, and the settlement agreement has been approved by the U.S. District Court. The settlement requires the Company to make access improvements at Company-operated restaurants to comply with the standards set forth in the Americans with Disabilities Act Access Guidelines. The settlement requires compliance at 85% of the Company-operated restaurants by April 2001 and for the balance of Company-operated restaurants by October 2005. The Company has agreed to make modifications to its restaurants to improve accessibility and anticipates investing an estimated $11 million in capital improvements over the next seven years. Foodmaker has been notified by attorneys for plaintiffs that claims may be made against Jack in the Box franchisees and Foodmaker relating to locations that franchisees lease from Foodmaker which may not be in compliance with the Americans with Disabilities Act.

    On April 6, 1996 an action was filed by one of the Company's international franchisees, Wolsey, Ltd., in the United States District Court in San Diego, California against the Company and its directors, its international franchising subsidiary, and certain officers of the Company and others. The complaint alleges certain contractual, tort and law violations related to the franchisees' development rights in the Far East and seeks damages in excess of $38.5 million, injunctive relief, attorneys fees and costs. The Company has successfully dismissed portions of the complaint, including the single claim alleging wrongdoing by the Company's outside directors, and the claims against its current officers. Management believes the remaining allegations are without foundation and intends to vigorously defend the action.

    On November 5, 1996 an action was filed by the National JIB Franchisee Association, Inc. and several of the Company's franchisees in the Superior Court of California, County of San Diego in San Diego, California, against the Company and others. The lawsuit alleges that certain Company policies are unfair business practices and violate sections of the California Corporations Code regarding material modifications of franchise agreements and interfere with franchisees' right of association. It seeks injunctive relief, a declaration of the rights and duties of the parties, unspecified damages and recision of alleged material modifications of plaintiffs' franchise agreements. The complaint also alleges fraud, breach of a fiduciary duty and breach of a third party beneficiary contract in connection with certain payments that the Company received from suppliers and seeks unspecified damages, interest, punitive damages and an accounting. Management believes that its policies are lawful and that it has satisfied any obligation to its franchisees in regard to such supplier payments.

    On December 10, 1996, a suit was filed by the Company's Mexican licensee, Foodmex, Inc., in the United States District Court in San Diego, California against the Company and its international franchising subsidiary. Foodmex formerly operated several Jack in the Box franchise restaurants in Mexico, but its licenses were terminated by the Company for, among other reasons, chronic insolvency and failure to meet operational standards. The Foodmex suit alleges wrongful termination of its master license, breach of contract and unfair competition and seeks an injunction to prohibit termination of its license as well as unspecified monetary damages. The Company and its subsidiary counterclaimed and sought a preliminary injunction against Foodmex. On March 28, 1997 the court granted the Company's request for an injunction, held that the Company was likely to prevail in its suit, and ordered Foodmex to immediately cease using the Jack in the Box marks and proprietary operating systems. On June 30, 1997, the court held Foodmex and its president in contempt of court for failing to comply with the March 28, 1997 order. On February 24, 1998, the Court issued an order dismissing Foodmex's complaint without prejudice. In March 1998, Foodmex filed a Second Amended Complaint in the United States District Court in San Diego, California alleging contractual, tort and law violations arising out of the same business relationship and seeking damages in excess of $10 million, attorneys fees and costs. The Company believes such allegations are without merit and will defend the action vigorously.

    On May 23, 1997, an action by Ralston Purina Company was filed against the Company in the U.S. District Court for the Eastern District of Missouri in St. Louis, Missouri alleging the Company's breach of a tax sharing agreement and unjust enrichment and seeking an accounting and damages in an amount not less than $11 million plus interest and attorneys' fees and costs. The Company believes it has meritorious defenses and intends to vigorously defend the lawsuit.

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

                            FOODMAKER, INC. AND SUBSIDIARIES

              MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL INFORMATION

RESULTS OF OPERATIONS

    All comparisons under this heading between 1998 and 1997 refer to the 12-week and 28-week periods ended April 12, 1998 and April 13, 1997, respectively, unless otherwise indicated.

    Restaurant sales increased $25.7 million and $59.8 million, respectively, to $249.5 million and $574.8 million in 1998 from $223.8 million and $515.0 million in 1997, as both the number of Company-operated restaurants and per store average sales increased from a year ago. The average number of Company-operated restaurants for the 28-week period increased to 975 in 1998 from 886 in 1997, through the addition of new units and the acquisition of restaurants from franchisees. Per store average ("PSA") sales for comparable restaurants, which are calculated for only those restaurants open for all periods being compared, increased 2.0% and 2.4%, respectively, in 1998 compared to the same periods in 1997. PSA sales improved due to increases in both the number of transactions and the average transaction amounts. Restaurant sales improvements are attributed to the Company's two-tier marketing strategy featuring both premium sandwiches and value-priced alternatives, as well as to a popular brand-building advertising campaign that features the Company's fictional founder, "Jack".

    Distribution sales of food and supplies declined $8.8 million and $22.6 million, respectively, to $5.5 million and $12.3 million in 1998 from $14.3 million and $34.9 million in 1997. A distribution contract with Chi-Chi's, Inc. ("Chi-Chi's") was not renewed when it expired in May 1997; sales to Chi-Chi's restaurants were $12.5 million and $30.1 million, respectively, in 1997. Because distribution is a low-margin business, the loss of distribution revenues did not have a material impact on the results of operations or financial condition of the Company. Distribution sales to franchisees and others increased $3.7 million and $7.5 million, respectively, to $5.5 million and $12.3 million in 1998 from $1.8 million and $4.8 million in 1997.

    Franchise rents and royalties were consistent with a year ago at $8.0 million in the 12-week period. There was a slight increase in the 28-week period to $19.0 million in 1998 from $18.7 million in 1997. The Company receives rents and royalties averaging approximately 10% of sales at franchise-operated restaurants.

    In 1998, other revenues, typically interest income from investments and notes receivable, also include the net Litigation Settlement of $45.8 million as described in Note 4. Excluding this unusual item, other revenues in 1998 were $1.0 million in the 12-week period and $1.8 million in the 28-week period and varied only slightly from the $.9 million and $1.9 million in the comparable 1997 periods.

    Restaurant costs of sales, which include food and packaging costs, increased with restaurant sales growth and the addition of Company-operated restaurants to $80.6 million and $187.3 million, respectively, in 1998 from $74.6 million and $172.8 million in 1997. As a percent of restaurant sales, restaurant costs of sales declined to 32.3% and 32.6%, respectively, in 1998 from 33.3% and 33.5% in 1997 primarily due to favorable ingredient costs, principally beef, pork and cheese, offset partially by increased produce costs.

    Restaurant operating costs increased principally with restaurant sales growth and the addition of Company-operated restaurants to $132.4 million and $302.4 million, respectively, in 1998 from $115.4 million and $265.7 million in 1997. As a percent of restaurant sales, such costs increased to 53.1% and 52.6%, respectively, in 1998 from 51.6% in both periods in 1997 primarily reflecting higher labor costs due to increases in the minimum wage and other operations administrative costs.

    Costs of distribution sales decreased to $5.4 million and $11.9 million, respectively, in 1998 from $14.3 million and $34.7 million in 1997 reflecting the decline in distribution sales. Costs of distribution sales for the 28-week period decreased as a percent of sales to 96.9% in 1998 from 99.4% in 1997, primarily due to the loss of the lower margin Chi-Chi's distribution business. In 1997 costs of distribution sales include $.4 million in expenses related to the closure of a distribution center which had been used primarily to distribute to Chi-Chi's.

    Franchised restaurant costs, which include rents and depreciation on properties leased to franchisees and other miscellaneous costs, were flat year to year at $5.5 million in the 12-week periods in 1998 and 1997. Costs increased slightly in the 28-week period to $12.5 million in 1998 from $12.0 million in 1997 reflecting higher international franchise-related legal expense.

    Selling, general and administrative expenses increased $8.3 million and $9.8 million, respectively, to $27.4 million and $52.8 million in 1998 from $19.1 million and $43.0 million in 1997. The increases were primarily caused by a non-cash charge of approximately $8 million principally resulting from the write-down of underperforming restaurants and asset write-offs associated with customer service enhancements. Advertising and local promotion costs, which were maintained at 5.3% and 5.4% in the 1998 and 1997 periods, respectively, increased with the higher restaurant sales. The Company received from suppliers cooperative advertising funds of approximately .5% of restaurant sales in each period. General, administrative and other expenses, excluding the write-offs, declined to 2.7% and 2.8% of revenues, excluding the Litigation Settlement, in 1998 from 3.3% and 3.1%, respectively, in 1997 primarily due to a decrease in legal costs and the increase in revenues.

    Interest expense declined $1.2 million and $2.8 million, respectively, to $8.2 million and $19.2 million in 1998 from $9.4 million and $22.0 million in 1997, principally due to a reduction in total debt outstanding. In September 1997, the Company repaid $50 million of its 9-1/4% senior notes due 1999.

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

    Net earnings in the 12-week period increased $27.6 million or $.68 per share on a diluted basis, to $34.3 million, or $.85 per share, from $6.7 million, or $.17 per share. Net earnings in the 28-week period improved $30.3 million to $46.0 million, or $1.14 million per share, in 1998 from $15.7 million, or $.40 per share, in 1997. These increases include approximately $25.6 million, after income taxes, of unusual net earnings resulting from the Litigation Settlement offset by the aforementioned write-offs. Excluding these unusual items, earnings in 1998 were $8.7 million, or $.22 per share on a diluted basis, and $20.4 million, or $.51 per share, respectively. The increases in these earnings compared to similar periods in 1997 reflect the impact of sales growth and lower interest expense, offset by the higher effective tax rate in 1998.

LIQUIDITY AND CAPITAL RESOURCES

    Cash and cash equivalents increased $53.1 million to $81.6 million at April 12, 1998 from $28.5 million at the beginning of the fiscal year. The cash increase reflects, among other things, cash flows from operations of $85.2 million including the $45.8 million net Litigation Settlement received in 1998 less capital expenditures and other investing activities of $33.5 million. A significant portion of this cash will be used to reduce long-term debt in the refinancing plan described hereafter.

    The Company's working capital deficit decreased $41.7 million to $51.4 million at April 12, 1998 from $93.1 million at September 28, 1997, primarily due to the increase in cash and cash equivalents which was partially offset by an increase in current liabilities. The Company and the restaurant industry in general maintain relatively low levels of receivables and inventories and vendors grant trade credit for purchases such as food and supplies. The Company also continually invests in its business through the addition of new units and refurbishment of existing units, which are reflected as long-term assets and not as part of working capital.

    On April 1, 1998, the Company entered into a new revolving bank credit agreement, which provides for a credit facility expiring in 2003 of up to $175 million, including letters of credit of up to $25 million. At April 12, 1998, the Company had no borrowings and approximately $168.5 million of unused credit under the agreement.

    Total debt outstanding increased slightly to $348.1 million at April 12, 1998 from $347.7 million at the beginning of the fiscal year and declined from $397.2 million at this time last year.

    Beginning in September 1997, the Company initiated a refinancing plan to reduce and restructure its debt. In September 1997, the Company prepaid $50 million of the 9-1/4% senior notes due 1999 using available cash. By early June 1998, the Company expects it will have redeemed at various dates the remaining $125 million of 9-1/4% senior notes and all $125 million of its 9-3/4% senior subordinated notes due 2002.

    In order to fund these repayments, the Company completed on April 14, 1998, a private offering of $125 million of 8-3/8% senior subordinated notes due 2008, redeemable beginning 2003. Additional funding sources include available cash, as well as bank borrowings under the new bank credit facility, as necessary. Upon completion of the refinancing plan, the Company will incur an extraordinary pretax charge of approximately $7 million relating to the debt prepaid in the plan. However, annual interest expense will be reduced by over $10 million from 1997 levels due principally to the $50 million debt repayment in September 1997 coupled with the expected additional net reduction in debt subsequent to April 12, 1998 of approximately $45 million and the lower interest rates on the new debt.

    The Company is subject to a number of covenants under its various debt instruments including limitations on additional borrowings, capital expenditures, lease commitments and dividend payments, and requirements to maintain certain financial ratios, cash flows and net worth. The bank credit facility is secured by a first priority security interest in certain assets and properties of the Company. In addition, certain of the Company's real estate and equipment secure other indebtedness.

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

YEAR 2000 COMPLIANCE

    The Company has performed an assessment of its major information technology systems and expects that all necessary modifications and/or replacements will be completed prior to December 1999. Based on current expenditures and estimates, the costs of addressing this issue are not expected to have a material adverse effect on the Company's financial position, results of operations or liquidity. The potential impact of the Year 2000 issue in regards to significant vendors and suppliers cannot be reasonably estimated at this time. However, the Company could be adversely impacted if its suppliers and franchisees do not ensure Year 2000 compliance in their own systems in a timely manner.

CAUTIONARY STATEMENTS REGARDING FORWARD-LOOKING STATEMENTS

    This Quarterly Report on Form 10-Q contains forward-looking statements including, but not limited to, the Company's expectations regarding its effective tax rate, its continuing investment in new restaurants and refurbishment of existing facilities and sources of liquidity. The words "anticipates," "believes," "estimates," "seeks," "expects," "plans," "intends" and similar expressions, as they relate to the Company or its management, are intended to identify forward-looking statements. Such statements reflect the current views of the Company, with respect to future events and are subject to certain risks, uncertainties and assumptions, including the following risk factors. The Company's tax provision is highly sensitive to expected earnings. As earnings expectations change, the Company's income tax provision may vary more significantly from quarter to quarter and year to year than companies which have been continuously profitable. However, the Company's effective tax rates are expected to increase in the future. There can be no assurances that growth objectives in the regional domestic markets in which the Company operates will be met or that capital will be available for refurbishment of existing facilities. In addition, among the other factors that could cause the Company's results to differ materially are: the effectiveness and cost of advertising and promotional efforts; the degree of success of the Company's product offerings; weather conditions; difficulties in obtaining ingredients and variations in ingredient costs; the Company's ability to control operating, general and administrative costs and to raise prices sufficiently to offset cost increases; competitive products and pricing and promotions; the impact of any wide-spread negative publicity; the impact on consumer eating habits of new scientific information regarding diet, nutrition and health; competition for labor; general economic conditions; changes in consumer tastes and in travel and dining-out habits; the impact on operations and the costs to comply with laws and regulations and other activities of governing entities; the costs and other effects of legal claims by franchisees, customers, vendors and others, including settlement of those claims; the impact of a failure to achieve Year 2000 compliance on the part of the Company, its suppliers or its franchisees; and the effectiveness of management strategies and decisions. Additional risk factors associated with the Company's business are detailed in the Company's most recent Annual Report on Form 10-K filed with the Securities and Exchange Commission.

PART II - OTHER INFORMATION

There is no information required to be reported for any items under Part II, except as follows:

Item 1. Legal Proceedings - See Note 4 to the Unaudited Consolidated Financial Statements.

Item 6.   Exhibits and Reports on Form 8-K.

    (a)   Exhibits

          Number      Description

           4.1 Indenture for the 8-3/8% Senior Subordinated Notes due 2008.

          10.1 Revolving Credit Agreement dated as of April 1, 1998 by and between Foodmaker, Inc. and the Banks and Agents named therein.

          27 Financial Data Schedule (included only with electronic filing)


    (b)   Reports on Form 8-K

          A Form 8-K was filed on February 24, 1998, reporting under Item 5 thereof, the settlement of certain legal claims.

          A Form 8-K was filed on February 25, 1998, reporting under Item 5 thereof, a non-cash charge to earnings relating to write-offs of certain assets.

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


Date:  May 21, 1998