Form 10-Q
period 1998-07-05
FOODMAKER INC /DE/
filed 1998-08-19
CIK 807882

                    SECURITIES AND EXCHANGE COMMISSION
                         Washington, D.C.   20549


                                 FORM 10-Q


              QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934



          For Quarter Ended July 5, 1998  Commission File No. 1-9390
                            ------------                      ------


                              FOODMAKER, INC.
           (Exact name of registrant as specified in its charter)




DELAWARE                                                           95-2698708
-------------------------------------------------------------------------------
(State of Incorporation)                                     (I.R.S. Employer
                                                            Identification No.)



9330 BALBOA AVENUE, SAN DIEGO, CA                                       92123
-------------------------------------------------------------------------------
(Address of principal executive offices)                            (Zip Code)


    Registrant's telephone number, including area code        (619)  571-2121
                                                              -----------------

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

    Number of shares of common stock, $.01 par value, outstanding as of the close of business August 10, 1998 - 39,136,614

                        FOODMAKER, INC. AND SUBSIDIARIES

                      UNAUDITED CONSOLIDATED BALANCE SHEETS
                                  (In thousands)

                                                    July 5,     September 28,
                                                     1998           1997
                                                   ---------    -------------
                                  ASSETS

Current assets:
  Cash and cash equivalents . . . . . . . . . . .  $   2,271    $  28,527
  Receivables . . . . . . . . . . . . . . . . . .     11,312       10,482
  Inventories . . . . . . . . . . . . . . . . . .     18,278       18,300
  Prepaid expenses. . . . . . . . . . . . . . . .     45,588       42,853
                                                   ---------    ---------
    Total current assets  . . . . . . . . . . . .     77,449      100,162
                                                   ---------    ---------

Property at cost. . . . . . . . . . . . . . . . .    713,656      660,076
  Accumulated depreciation and amortization . . .   (222,666)    (201,289)
                                                   ---------    ---------
                                                     490,990      458,787
                                                   ---------    ---------

Trading area rights . . . . . . . . . . . . . . .     73,835       69,921
                                                   ---------    ---------

Lease acquisition costs . . . . . . . . . . . . .     17,129       18,788
                                                   ---------    ---------

Other assets. . . . . . . . . . . . . . . . . . .     39,116       34,100
                                                   ---------    ---------

    TOTAL . . . . . . . . . . . . . . . . . . . .  $ 698,519    $ 681,758
                                                   =========    =========

                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Current maturities of long-term debt. . . . . .  $   1,584    $   1,470
  Accounts payable. . . . . . . . . . . . . . . .     25,197       39,575
  Accrued expenses. . . . . . . . . . . . . . . .    144,084      134,960
  Income tax liabilities. . . . . . . . . . . . .     13,473       17,208
                                                   ---------    ---------
    Total current liabilities . . . . . . . . . .    184,338      193,213
                                                   ---------    ---------

Long-term debt, net of current maturities . . . .    307,892      346,191
                                                   ---------    ---------

Other long-term liabilities . . . . . . . . . . .     58,272       54,093
                                                   ---------    ---------

Deferred income taxes . . . . . . . . . . . . . .      4,382          382
                                                   ---------    ---------

Stockholders' equity:
  Common stock. . . . . . . . . . . . . . . . . .        407          405
  Capital in excess of par value. . . . . . . . .    285,002      283,517
  Accumulated deficit . . . . . . . . . . . . . .   (127,311)    (181,580)
  Treasury stock. . . . . . . . . . . . . . . . .    (14,463)     (14,463)
                                                   ---------    ---------
    Total stockholders' equity. . . . . . . . . .    143,635       87,879
                                                   ---------    ---------

    TOTAL . . . . . . . . . . . . . . . . . . . .  $ 698,519    $ 681,758
                                                   =========    =========

                     See accompanying notes to financial statements.

                      FOODMAKER, INC. AND SUBSIDIARIES

                UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS
                    (In thousands, except per share data)

                                   Twelve Weeks Ended        Forty Weeks Ended
                                  --------------------      --------------------
                                  July 5,      July 6,      July 5,      July 6,
                                   1998         1997         1998         1997
                                  -------      -------      -------      -------
Revenues:
  Restaurant sales. . . . . . .  $263,668     $234,828     $838,506     $749,860
  Distribution and other sales.     6,666        7,129       18,985       41,989
  Franchise rents and royalties     8,285        8,461       27,248       27,166
  Other . . . . . . . . . . . .     1,947        1,263       49,510        3,142
                                 --------     --------     --------     --------
                                  280,566      251,681      934,249      822,157
                                 --------     --------     --------     --------
Costs and expenses:
  Costs of revenues:
    Restaurant costs of sales .    84,345       77,285      271,610      250,078
    Restaurant operating costs.   138,991      119,494      441,384      385,238
    Costs of distribution and
      other sales . . . . . . .     6,491        6,956       18,431       41,606
    Franchised restaurant costs     5,365        6,175       17,820       18,194
  Selling, general and
    administrative                 19,041       19,652       71,844       62,682
  Interest expense. . . . . . .     7,707        9,324       26,913       31,342
                                 --------     --------     --------     --------
                                  261,940      238,886      848,002      789,140
                                 --------     --------     --------     --------
Earnings before income taxes. .    18,626       12,795       86,247       33,017
Income taxes. . . . . . . . . .     6,000        2,800       27,600        7,300
                                 --------     --------     --------     --------
Earnings before extraordinary
  item. . . . . . . . . . . . .    12,626        9,995       58,647       25,717

Extraordinary item - loss on
  early extinguishment of debt,
  net of taxes. . . . . . . . .    (4,378)           -       (4,378)           -
                                 --------     --------     --------     --------
Net earnings. . . . . . . . . .  $  8,248     $  9,995     $ 54,269     $ 25,717
                                 ========     ========     ========     ========

Earnings per share - basic:
  Earnings before extraordinary
   item . . . . . . . . . . . .  $    .32     $    .26     $   1.49     $    .66
  Extraordinary item. . . . . .       .11            -          .11            -
                                 --------     --------     --------     --------
  Net earnings per share. . . .  $    .21     $    .26     $   1.38     $    .66
                                 ========     ========     ========     ========

Earnings per share - diluted:
  Earnings before extraordinary
   item . . . . . . . . . . . .  $    .31     $    .25     $   1.46     $    .65
  Extraordinary item. . . . . .       .11            -          .11            -
                                 --------     --------     --------     --------
  Net earnings per share. . . .  $    .20     $    .25     $   1.35     $    .65
                                 ========     ========     ========     ========

Weighted average shares
    outstanding:
  Basic . . . . . . . . . . . .    39,300       38,983       39,214       38,896
  Diluted . . . . . . . . . . .    40,348       39,871       40,281       39,633

                   See accompanying notes to financial statements.

                        FOODMAKER, INC. AND SUBSIDIARIES

               UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS
                               (In thousands)



                                                            Forty Weeks Ended
                                                          ---------------------
                                                           July 5,     July 6,
                                                            1998        1997
                                                          ---------   ---------

Cash flows from operations:
  Earnings before extraordinary item. . . . . . . . . .   $  58,647   $  25,717
  Non-cash items included above:
    Depreciation and amortization . . . . . . . . . . .      32,312      30,501
    Deferred income taxes . . . . . . . . . . . . . . .       4,000      (3,300)
  Decrease (increase) in receivables. . . . . . . . . .        (830)      3,808
  Decrease in inventories . . . . . . . . . . . . . . .          22       2,125
  Increase in prepaid expenses. . . . . . . . . . . . .      (3,608)    (17,405)
  Increase (decrease) in accounts payable . . . . . . .     (14,378)      8,346
  Increase in other accrued liabilities . . . . . . . .       9,850      25,008
                                                          ---------   ---------
    Cash flows provided by operations . . . . . . . . .      86,015      74,800
                                                          ---------   ---------

Cash flows from investing activities:
  Additions to property and equipment . . . . . . . . .     (61,203)    (26,017)
  Dispositions of property and equipment. . . . . . . .       4,099       2,814
  Increase in trading area rights . . . . . . . . . . .      (6,719)     (1,424)
  Increase in other assets. . . . . . . . . . . . . . .      (7,081)     (2,206)
                                                          ---------   ---------
    Cash flows used in investing activities . . . . . .     (70,904)    (26,833)
                                                          ---------   ---------

Cash flows from financing activities:
  Borrowings under revolving bank loans . . . . . . . .     118,000           -
  Principal repayments under revolving bank loans . . .     (32,000)          -
  Proceeds from issuance of long-term debt. . . . . . .     126,690           -
  Principal payments on long-term debt,
    including current maturities . . . . . . . . . . .     (251,166)     (1,023)
  Extraordinary loss on retirement of debt, net of tax.      (4,378)          -
  Proceeds from issuance of common stock. . . . . . . .       1,487         929
                                                          ---------   ---------
    Cash flows used in financing activities . . . . . .     (41,367)        (94)
                                                          ---------   ---------
Net increase (decrease) in cash and cash equivalents. .   $ (26,256)  $  47,873
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

4.  Legal Proceedings

    During last quarter, the Company settled the litigation it filed against the Vons Companies, Inc. ("Vons") and various suppliers seeking reimbursement for all damages, costs and expenses incurred in connection with food-borne illness attributed to hamburgers served at Jack in the Box restaurants in 1993. The initial litigation was filed by the Company on February 4, 1993. Vons filed cross-complaints against the Company and others alleging certain contractual, indemnification and tort liabilities; seeking damages in unspecified amounts and a declaration of the rights and obligations of the parties. The claims of the parties were settled on February 24, 1998. Foodmaker received in its second quarter approximately $58.5 million in the settlement, of which a net of approximately $45.8 million was realized after litigation costs and before income taxes (the "Litigation Settlement").

    On February 2, 1995, an action by Concetta Jorgensen was filed against the Company in the U.S. District Court in San Francisco, California alleging that restrooms at a Jack in the Box restaurant failed to comply with laws regarding disabled persons and seeking damages in unspecified amounts, punitive damages, injunctive relief, attorneys fees and prejudgment interest. In an amended complaint, damages were also sought on behalf of all physically disabled persons who were allegedly denied access to restrooms at the restaurant. In February 1997, the court ordered that the action for injunctive relief proceed as a nationwide class action on behalf of all persons in the United States with mobility disabilities. The Company has reached agreement on settlement terms both as to the individual plaintiff Concetta Jorgensen and the claims for injunctive relief, and the settlement agreement has been approved by the U.S. District Court. The settlement requires the Company to make access improvements at Company-operated restaurants to comply with the standards set forth in the Americans with Disabilities Act Access Guidelines. The settlement requires compliance at 85% of the Company-operated restaurants by April 2001 and for the balance of Company-operated restaurants by October 2005. The Company has agreed to make modifications to its restaurants to improve accessibility and anticipates investing an estimated $11 million in capital improvements in connection with these modifications over the next several years. Foodmaker has been notified by attorneys for plaintiffs that claims may be made against certain Jack in the Box franchisees and Foodmaker relating to locations that franchisees lease from Foodmaker which may not be in compliance with the Americans with Disabilities Act.

    On April 6, 1996 an action was filed by one of the Company's international franchisees, Wolsey, Ltd., in the United States District Court in San Diego, California against the Company and its directors, its international franchising subsidiary, and certain officers of the Company and others. The complaint alleges certain contractual, tort and law violations related to the franchisees' development rights in the Far East and seeks damages in excess of $38.5 million, injunctive relief, attorneys fees and costs. The Company has successfully dismissed portions of the complaint, including the single claim alleging wrongdoing by the Company's outside directors, and the claims against its current officers. Management believes the remaining allegations are without foundation and intends to vigorously defend the action. A trial date of January 5, 1999 has been set by the court.

    On November 5, 1996 an action was filed by the National JIB Franchisee Association, Inc. and several of the Company's franchisees in the Superior Court of California, County of San Diego in San Diego, California, against the Company and others. The lawsuit alleges that certain Company policies are unfair business practices and violate sections of the California Corporations Code regarding material modifications of franchise agreements and interfere with franchisees' right of association. It seeks injunctive relief, a declaration of the rights and duties of the parties, unspecified damages and recision of alleged material modifications of plaintiffs' franchise agreements. The complaint also alleges fraud, breach of a fiduciary duty and breach of a third party beneficiary contract in connection with certain payments that the Company received from suppliers and seeks unspecified damages, interest, punitive damages and an accounting. Management believes that its policies are lawful and that it has satisfied any obligation to its franchisees in regard to such supplier payments. The trial is set for October 5, 1998.

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

    On May 23, 1997, an action by Ralston Purina Company was filed against the Company in the U.S. District Court for the Eastern District of Missouri in St. Louis, Missouri alleging the Company's breach of a tax sharing agreement and unjust enrichment and seeking an accounting, damages, interest, attorneys' fees and costs. In August 1998 this action was settled with no material impact on the operations or financial condition of the Company.

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

                        FOODMAKER, INC. AND SUBSIDIARIES

         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL INFORMATION

RESULTS OF OPERATIONS
---------------------

     All comparisons under this heading between 1998 and 1997 refer to the 12-week and 40-week periods ended July 5, 1998 and July 6, 1997, respectively, unless otherwise indicated.

     Restaurant sales increased $28.9 million and $88.6 million, respectively, to $263.7 million and $838.5 million in 1998 from $234.8 million and $749.9 million in 1997, as both the number of Company-operated restaurants and per store average sales increased from a year ago. The average number of Company-operated restaurants for the 40-week period increased to 986 in 1998 from 891 in 1997, through the addition of new units and the acquisition of restaurants from franchisees. Per store average ("PSA") sales for comparable restaurants, which are calculated for only those restaurants open for all periods being compared, increased 2.0% and 2.3%, respectively, in 1998 compared to the same periods in 1997. PSA sales improved due to increases in both the number of transactions and the average transaction amounts. Restaurant sales improvements are attributed to the Company's two-tier marketing strategy featuring both premium sandwiches and value-priced alternatives, as well as to a popular brand-building advertising campaign that features the Company's fictional founder, "Jack".

     Distribution and other sales of food and supplies declined $.4 million and $23.0 million, respectively, to $6.7 million and $19.0 million in 1998 from $7.1 million and $42.0 million in 1997. A distribution contract with Chi-Chi's, Inc. ("Chi-Chi's") was not renewed when it expired in May 1997; sales to Chi-Chi's restaurants were $5.2 million and $35.3 million, respectively, in 1997. Because distribution is a low-margin business, the loss of distribution revenues did not have a material impact on the results of operations or financial condition of the Company. Sales to franchisees and others increased $4.8 million and $12.3 million, respectively, to $6.7 million and $19.0 million in 1998 from $1.9 million and $6.7 million in 1997.

     Franchise rents and royalties decreased slightly in the 12-week period to $8.3 million in 1998 from $8.5 million in 1997. Franchise rents and royalties were $27.2 million in the 40-week periods of both years. Rents and royalties were approximately 10% of franchisees' sales.

     In 1998, other revenues, typically interest income from investments and notes receivable, also include the net Litigation Settlement of $45.8 million as described in Note 4. Excluding this unusual item, other revenues increased slightly to $1.9 million and $3.7 million in 1998 from $1.3 million and $3.1 million in 1997.

     Restaurant costs of sales, which include food and packaging costs, increased with restaurant sales growth and the addition of Company-operated restaurants to $84.3 million and $271.6 million, respectively, in 1998 from $77.3 million and $250.1 million in 1997. As a percent of restaurant sales, restaurant costs of sales declined to 32.0% and 32.4%, respectively, in 1998 from 32.9% and 33.3% in 1997 primarily due to favorable ingredient costs, principally beef, pork and beverages, offset partially by increased produce costs.

     Restaurant operating costs increased principally with restaurant sales growth and the addition of Company-operated restaurants to $139.0 million and $441.4 million, respectively, in 1998 from $119.5 million and $385.2 million in 1997. As a percent of restaurant sales, such costs increased to 52.7% and 52.6%, respectively, in 1998 from 50.9% and 51.4% in 1997 primarily reflecting higher labor costs due to increases in the minimum wage, initial training for operational improvements and other operations administrative costs.

     Costs of distribution and other sales decreased to $6.5 million and $18.4 million, respectively, in 1998 from $7.0 million and $41.6 million in 1997 reflecting the decline in distribution sales. Costs of distribution and other sales decreased as a percent of sales to 97.3% and 97.1%, respectively, in 1998 from 97.6% and 99.1% in 1997, primarily due to the loss of the lower margin Chi-Chi's distribution business. In 1997 costs of distribution and other sales include $.4 million in expenses related to the closure of a distribution center which had been used primarily to distribute to Chi-Chi's.

     Franchised restaurant costs, which include rents and depreciation on properties leased to franchisees and other miscellaneous costs, decreased to $5.4 million and $17.8 million, respectively, in 1998 from $6.2 million and $18.2 million in 1997 reflecting lower international franchise-related legal expense.

     Selling, general and administrative expenses decreased in the 12-week period to $19.0 million in 1998 from $19.7 million in 1997 and increased in the 40-week period to $71.8 million in 1998 from $62.7 million in 1997. The increase in the 40-week period was primarily caused by a non-cash charge of approximately $8 million last quarter principally resulting from the write-down of underperforming restaurants and asset write-offs associated with customer service enhancements. Advertising and local promotion costs, which were maintained at approximately 5.3% of sales in the 1998 and 1997 periods, increased with the higher restaurant sales. The Company received from suppliers cooperative advertising funds of approximately .5% of restaurant sales in each period. General, administrative and other expenses, excluding last quarter's unusual write-offs, declined to 2.4% and 2.8% of revenues, excluding the Litigation Settlement, in 1998 from 3.4% and 3.2%, respectively, in 1997 primarily due to a decrease in legal costs and fewer normal write-offs.

     Interest expense declined $1.6 million and $4.4 million, respectively, to $7.7 million and $26.9 million in 1998 from $9.3 million and $31.3 million in 1997, principally due to a reduction in total debt outstanding. In September 1997, the Company repaid $50 million of its 9 1/4% senior notes due 1999. During the 12-week period of 1998, the Company completed a refinancing plan, thereby reducing total debt, including current maturities, by approximately $38 million to $309.5 million at July 5, 1998. (See "Liquidity and Capital Resources.")

     The tax provisions reflect the expected annual tax rate of 32% of pretax earnings in 1998 and the actual tax rate of 22% in 1997. The low effective income tax rates in each year result from the Company's ability to realize previously unrecognized tax benefits. The Company cannot determine the actual 1998 annual effective tax rate until the end of the fiscal year, thus the rate could differ from expectations.

     The Company incurred an extraordinary loss of $7.0 million, less income tax benefits of $2.6 million, on the early retirement of debt.

     Net earnings in the 40-week period of 1998 improved $28.6 million to $54.3 million, or $1.35 per share diluted compared to a year ago. These results include an unusual increase of $25.6 million, or $.63 per share diluted, net of income taxes, resulting from the Litigation Settlement income offset by the aforementioned write-offs, and the extraordinary loss of $4.4 million or $.11 per share. Excluding these unusual and extraordinary items, earnings in 1998 were $33.0 million, or $.83 per share compared to $25.7 million, or $.65 per share, in 1997. This increase in earnings reflects the impact of sales growth and lower interest expense, offset partially by the higher effective tax rate in 1998.

LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

     Cash and cash equivalents decreased $26.2 million to $2.3 million at July 5, 1998 from $28.5 million at the beginning of the fiscal year. This decrease reflects, among other things, cash flows from operations of $86.0 million including the net Litigation Settlement less capital expenditures and other investing activities of $70.9 million. A significant portion of this cash was used to reduce long-term debt in the refinancing plan described hereafter.

     The Company's working capital deficit increased $13.8 million to $106.9 million at July 5, 1998 from $93.1 million at September 28, 1997, primarily due to the decline in cash and cash equivalents which was partially offset by a decline in current liabilities. The Company and the restaurant industry in general maintain relatively low levels of receivables and inventories and vendors grant trade credit for purchases such as food and supplies. The Company also continually invests in its business through the addition of new units and refurbishment of existing units, which are reflected as long-term assets and not as part of working capital.

     On April 1, 1998, the Company entered into a new revolving bank credit agreement, which provides for a credit facility expiring in 2003 of up to $175 million, including letters of credit of up to $25 million. At July 5, 1998, the Company had borrowings of $86 million and approximately $81.4 million of availability under the agreement.

     Beginning in September 1997, the Company initiated a refinancing plan to reduce and restructure its debt. At that time, the Company prepaid $50 million of the 9 1/4% senior notes due 1999 using available cash. By July 5, 1998, the Company had repaid the remaining $125 million of its 9 1/4% senior notes and all $125 million of its 9 3/4% senior subordinated notes due 2002.

     In order to fund these repayments, the Company completed on April 14, 1998, a private offering of $125 million of 8 3/8% senior subordinated notes due 2008, redeemable beginning 2003. Additional funding sources included available cash, as well as bank borrowings under the new bank credit facility. The Company incurred an extraordinary loss of $7.0 million, less income tax benefits of $2.6 million, relating to the early retirement of the debt. The Company expects that annual interest expense will be reduced by over $10 million from 1997 levels due to the reduction in debt and lower interest rates on the new debt. Total debt outstanding decreased to $309.5 million at July 5, 1998 from $347.7 million at the beginning of the fiscal year and $397.4 million at this time last year.

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

     Based upon current levels of operations and anticipated growth, the Company expects that sufficient cash flows will be generated from operations so that, combined with other financing alternatives available, including utilization of cash on hand, bank credit facilities, the sale and leaseback of restaurants and financing opportunities, the Company will be able to meet debt service, capital expenditure and working capital requirements.

YEAR 2000
---------

     Historically, most computer databases, as well as embedded microprocessors in computer systems and industrial equipment, were designed with date data using only two digits of the year. Most computer programs, computers and embedded microprocessors controlling equipment, were programmed to assume that all two digit dates were preceeded by "19", causing "00" to be interpreted as the year 1900. This formerly common practice now could result in a computer system or embedded microprocessor which fails to recognize properly a year that begins with "20", rather than "19". This in turn could result in computer system miscalculations or failures, as well as failures of equipment controlled by date-sensitive microprocessors, and is generally referred to as the "Year 2000" problem.

     The Company's State of Year 2000 Readiness. In 1995, the Company began to formulate a plan to address its Year 2000 issues. To date, the Company's primary focus has been on its own internal computer systems. The Company has advised its franchisees they are required to be Year 2000 ready by December 31, 1999.

     The Company has completed an assessment of major portions of its internal computer systems and is modifying existing internal software, as well as purchasing new software, to attempt to achieve Year 2000 readiness in this area and has made substantial progress in making such modifications and replacements.

     The Company has begun an assessment of the potential for Year 2000 problems with embedded microprocessors in its equipment, restaurants, warehouse and distribution facilities, and corporate offices.

     The Company has received some preliminary information concerning the Year 2000 readiness of some of its vendors of goods and services, and expects to engage in discussions with its most important vendors during the balance of 1998 and 1999 in an attempt to determine the extent to which the Company is vulnerable to those vendors' possible failure to become Year 2000 ready.

     The Company currently plans to have addressed all computer systems which are critical to its operations by mid 1999. Some non-critical systems may not be addressed, however, until after January 2000.

     The Costs to Address the Company's Year 2000 Issues. It is estimated that the Company will have incurred approximately $7.5 million in costs by the end of this fiscal year to remediate or replace portions of the Company's internal computer systems. This amount has been funded from the general operating and capital budgets of the Company's Management Information Systems and other departments. The Company currently estimates the total cost of implementing its Year 2000 plan, including replacement of embedded microprocessors and testing, will not exceed $13 million. This estimate, based on currently available information, will be updated as the Company continues its assessment and proceeds with implementation and testing, and may need to be increased upon receipt of more information from vendors of material goods and services and upon the design and implementation of the Company's contingency plan.

     The Risks of the Company's Year 2000 Issues. If some or all of the Company's remediated or replaced internal computer systems fail the testing phase, or if any software applications or embedded microprocessors critical to the Company's operations are overlooked in the assessment or implementation phases, or if the Company's franchisees do not become Year 2000 ready in a timely manner, there could be a material adverse effect on the Company's results of operations, liquidity and financial condition of a magnitude which the Company has not yet fully analyzed.

     In addition, the Company has not been assured that the computer systems of its vendors of material goods and services will be Year 2000 ready in a timely manner or that the computer systems of third parties with which the Company's computer systems exchange data will be Year 2000 ready both in a timely manner and in a manner compatible with continued data exchange with the Company's computer systems.

     If the vendors of the Company's most important goods and services, or the suppliers of the Company's necessary energy, telecommunications and transportation needs, fail to provide the Company with the materials and services which are necessary to produce, distribute and sell its products, the electrical power and other utilities necessary to sustain its operations, or reliable means of obtaining and transporting supplies to its restaurants and franchisees, such failure could have a material adverse effect on the results of operations, liquidity and financial condition of the Company.

     The Company's Contingency Plan. The Company has not yet established a contingency plan to address unavoided or unavoidable Year 2000 risks, but it expects to create such a plan during the balance of 1998 and 1999.

CAUTIONARY STATEMENTS REGARDING FORWARD-LOOKING STATEMENTS
----------------------------------------------------------

     This Quarterly Report on Form 10-Q contains forward-looking statements including, but not limited to, the Company's expectations regarding its effective tax rate, its continuing investment in new restaurants and refurbishment of existing facilities and sources of liquidity. The words "anticipates," "believes," "estimates," "seeks," "expects," "plans," "intends" and similar expressions, as they relate to the Company or its management, are intended to identify forward-looking statements. Such statements reflect the current views of the Company, with respect to future events and are subject to certain risks, uncertainties and assumptions, including the following risk factors. The Company's tax provision is highly sensitive to expected earnings. As earnings expectations change, the Company's income tax provision may vary more significantly from quarter to quarter and year to year than companies which have been continuously profitable. However, the Company's effective tax rates are expected to increase in the future. There can be no assurances that growth objectives in the regional domestic markets in which the Company operates will be met or that capital will be available for refurbishment of existing facilities. In addition, among the other factors that could cause the Company's results to differ materially are: the effectiveness and cost of advertising and promotional efforts; the degree of success of the Company's product offerings; weather conditions; difficulties in obtaining ingredients and variations in ingredient costs; the Company's ability to control operating, general and administrative costs and to raise prices sufficiently to offset cost increases; competitive products and pricing and promotions; the impact of any wide-spread negative publicity; the impact on consumer eating habits of new scientific information regarding diet, nutrition and health; competition for labor; general economic conditions; changes in consumer tastes and in travel and dining-out habits; the impact on operations and the costs to comply with laws and regulations and other activities of governing entities; the costs and other effects of legal claims by franchisees, customers, vendors and others, including settlement of those claims; the effect of a failure of the Company, its franchisees, or its important suppliers of goods and services to achieve timely Year 2000 readiness; the ability of the Company to continue to exchange electronic data with others without causing damage to the Company's databases; the effect of delays or disruptions in the supply of the materials and services necessary for the Company to produce, distribute and sell its products; the effect of Year 2000-related interruptions of energy, telecommunications or transportation services; and the effectiveness of management strategies and decisions. Additional risk factors associated with the Company's business are detailed in the Company's most recent Annual Report on Form 10-K filed with the Securities and Exchange Commission.

NEW ACCOUNTING STANDARDS
------------------------

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

     In February 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 132, "Employers' Disclosures about Pensions and Other Postretirement Benefits." This Statement standardizes the disclosure requirements for pensions and other postretirement benefits, requires additional information on changes in the benefit obligations and fair values of plan assets and climinates certain disclosures. Restatment of disclosures for earlier periods is required. The Company will adopt this Statement in its financial statements for the year ending October 3, 1999.

PART II - OTHER INFORMATION

There is no information required to be reported for any items under Part II, except as follows:

Item 1. Legal Proceedings - See Note 4 to the Unaudited Consolidated Financial Statements.

Item 6.   Exhibits and Reports on Form 8-K.

    (a)   Exhibits

          Number     Description
          ------     -----------

          27 Financial Data Schedule (included only with electronic filing)


    (b)   Reports on Form 8-K

          A form 8-K was filed July 28, 1998, reporting under Item 5 thereof, a common stock repurchase program.

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


Date:  August 19, 1998