Form 10-K
period 1998-09-27
FOODMAKER INC /DE/
filed 1998-11-27
CIK 807882

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-K
_X_ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

                FOR THE FISCAL YEAR ENDED SEPTEMBER 27, 1998

                        COMMISSION FILE NUMBER 1-9390


                               Foodmaker, Inc.
-------------------------------------------------------------------------------
         (Exact name of registrant as specified in its charter)

      Delaware                                         95-2698708
----------------------------------------   ------------------------------------
(State of Incorporation)                   (I.R.S. Employer Identification No.)


9330 Balboa Avenue, San Diego, CA                     92123
----------------------------------------   ------------------------------------
(Address of principal executive offices)             (Zip Code)

        Registrant's telephone number, including area code (619) 571-2121

           Securities registered pursuant to Section 12(b) of the Act:


   Title of each class                Name of each exchange on which registered
---------------------------------   -------------------------------------------
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

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

     The aggregate market value of the voting stock held by nonaffiliates of the registrant as of November 16, 1998, computed by reference to the closing price reported in the New York Stock Exchange - Composite Transactions, was approximately $652 million.

     Number of shares of common stock, $.01 par value, outstanding as of the close of business November 16, 1998 - 37,987,678

                       DOCUMENTS INCORPORATED BY REFERENCE

     Portions of the Proxy Statement to be filed with the Securities and Exchange Commission in connection with the 1999 Annual Meeting of Stockholders are incorporated by reference into Part III hereof.

ITEM 1. BUSINESS

The Company

     Overview. Foodmaker, Inc. (the "Company") owns, operates and franchises the Jack in the Box quick-service hamburger restaurant chain. As of September 27, 1998, the Jack in the Box system included 1,414 restaurants, of which 1,069 were Company-operated and 345 were franchised. In fiscal 1998, the Company generated revenues of $1.2 billion. Jack in the Box restaurants are located primarily in the western United States with a leading market presence in each of the major markets they serve. Based on the number of units, Jack in the Box is the third largest quick-service hamburger chain in each of California, Texas, Arizona and Washington, its major markets.

     Jack in the Box restaurants offer a broad selection of distinctive, innovative products targeted at the adult fast-food consumer. Jack in the Box seeks to differentiate its restaurants by focusing on product quality and innovation. The Jack in the Box menu features a variety of hamburgers, specialty sandwiches, salads, Mexican food, finger foods and side items. The core of the Jack in the Box menu is its hamburger products, which represent approximately 25% of sales, including its signature hamburgers, the Jumbo Jack, Ultimate Cheeseburger and Sourdough Jack. In addition, the Company has been a leader in new product innovation and offers such unique products as the Teriyaki Chicken Bowl and Chicken Fajita Pita. Jack in the Box restaurants also offer value priced product alternatives, known as "Jack's Value Menu," to compete against price oriented competitors. The Company believes that its distinctive menu has been instrumental in developing brand loyalty and appealing to customers with a broader range of food preferences.

     Jack in the Box was the first restaurant chain to develop and expand the concept of drive-thru only restaurants. Today most restaurants, in addition to drive-thru windows, have seating capacities ranging from 20 to 100 persons and are open 18-24 hours a day. Drive-thru sales currently account for approximately 64% of sales at Company-operated restaurants.

     History. The first Jack in the Box restaurant, which offered only drive-thru service, opened in 1950, and the Jack in the Box chain expanded its operations to approximately 300 restaurants in 1968. After Ralston Purina Company purchased the Company in 1968, Jack in the Box underwent a major expansion program in an effort to penetrate the eastern and midwestern markets, and by 1979 the business grew to over 1,000 units. In 1979 the Company's management decided to concentrate its efforts and resources in the western and southwestern markets, which it believed offered the greatest growth and profit potential. Accordingly, the Company sold 232 restaurants in the eastern and midwestern markets and redeployed the sales proceeds in its western and southwestern markets where the Company had a well-established market position and better growth prospects. In 1985 the Company was acquired by a group of private investors and, in 1987, completed a public offering of common stock. In 1988 the outstanding publicly-held shares were acquired by private investors through a tender offer. In 1992 the Company completed a recapitalization that included a public offering of common stock and indebtedness.

     Operating Strategy. The Company's operating strategy includes: (i) offering quality innovative products with high perceived value, (ii) providing fast and friendly customer service, (iii) maintaining a strong brand image, and (iv) targeting an attractive demographic segment. Beginning in 1994, the Company began a series of operating initiatives to improve food quality and guest service. These initiatives include product innovations and reformulations, improvements in food preparation and service methods and improved training and retention of employees. In addition, the Company launched its award-winning, irreverent advertising campaign featuring its fictional founder "Jack" which has been instrumental in delivering the message of product innovation, quality and value to customers. The Company believes its menu and marketing campaign appeal to a broad segment of the population, particularly its primary target market of men aged 18-34, the demographic group with the highest incidence of fast-food consumption. The Company operates approximately 75% of its restaurants, one of the highest percentages in the quick-service restaurant industry, which the Company believes enables it to implement its operating strategy and introduce product innovations consistently across the entire system better than other quick-service restaurant chains.

     Menu Strategy. The menu strategy for Jack in the Box restaurants is to provide high quality products that represent good value and appeal to the preferences of its customers. The menu features traditional hamburgers and side items in addition to specialty sandwiches, salads, Mexican foods, finger foods, breakfast foods, unique side items and desserts.

     Jack in the Box recognizes the advantages of improving existing products through ingredient specifications and changes in preparation and cooking procedures. Such major improvements are communicated to the public through point of purchase and television media, with messages such as "Juicer Burgers, Crispier Fries, and Real Ice Cream Shakes".

     Hamburgers represent the largest segment of the quick-service industry; accordingly, Jack in the Box continues to offer hamburgers as principal menu items. Hamburgers, including the Jumbo Jack, Sourdough Jack and the Ultimate Cheeseburger, accounted for approximately one quarter of the Company's restaurant sales in fiscal 1998. However, management believes that, as a result of its diverse menu, Jack in the Box restaurants are less dependent on the commercial success of one or a few products than other fast-food chains, and the Jack in the Box menu appeals to guests with a broad range of food preferences.

     Growth Strategy. The Company's business strategy is to (i) increase same store sales and profitability through the continued implementation of its successful operating strategy and (ii) capitalize on its strong brand name and proven operating strategy by developing new restaurants.

     The Company believes that its strategy of focusing on food quality and product innovation has allowed it to differentiate itself from competitors and increase its restaurant level margins to among the highest in the industry.
The Company intends to continue to increase same store sales and profitability through improvements in food quality and guest service, product innovations and creative marketing. For example, the Company recently began remodeling its restaurant kitchens to allow for more efficient operations and to improve food quality and has recently introduced new and reformulated products, such as its successful improved french fries and real ice cream shakes. The Company has also begun to implement improved food preparation techniques, such as its assemble-to-order sandwich initiative, and to improve guest service with its new menu boards. The Company's new drive-thru menu boards feature an electronic order confirmation system that allows customers to read their order on an electronic screen, which the Company believes will reduce errors and increase customer satisfaction.

     The Company intends to capitalize on its strong brand name and proven operating strategy and achieve attractive returns on investment by developing new Company-operated restaurants and, to a lesser extent, franchised restaurants. The Company opened 102 new Company-operated restaurants in fiscal 1998 and intends to open and operate slightly increased levels of new restaurants in each of the next several years. Newly-opened restaurants typically have sales levels similar to existing restaurants. The Company believes that its brand is underpenetrated in many of its existing markets and intends to leverage media and food delivery costs by increasing its market penetration. In addition, the Company believes that it can further leverage the Jack in the Box brand name by expanding to contiguous and selected high growth new markets. The Company has also begun opening a limited number of restaurants on nontraditional sites, such as adjacent to convenience stores and gas stations, and intends to continue to add nontraditional sites to increase its penetration of existing markets.

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

     The Company currently uses several configurations in building new
Jack in the Box restaurants. The largest restaurants seat 90 customers and require a larger customer base to justify the development cost of approximately $1.3 million, including land. The Company seeks to use lease financing and other means to lower its cash investment in a typical leased restaurant to approximately $300,000. The smallest restaurants seat 44 customers, require less land, and cost slightly less to build and equip than do the largest restaurants. Management believes that the flexibility provided by the alternative configurations enables the Company to match the restaurant configuration with specific demographic, economic and geographic characteristics of the site.

     The following table sets forth the growth in Company-operated and franchised Jack in the Box restaurants since the beginning of fiscal 1994:

                                                Fiscal Year
                                   ------------------------------------
                                   1994    1995    1996    1997    1998
-----------------------------------------------------------------------
Company-operated restaurants:
     Opened . . . . . . . . . . .    54      21      26      75     102
     Sold to franchisees. . . . .    (4)     (6)      0      (8)     (2)
     Closed . . . . . . . . . . .    (9)     (4)    (15)     (6)     (8)
     Acquired from franchisees. .    44      42       5      23      14
     End of period total. . . . .   810     863     879     963   1,069
Franchised restaurants:
     Opened . . . . . . . . . . .     8      12      10       5       2
     Acquired from Company. . . .     4       6       0       8       2
     Closed . . . . . . . . . . .    (1)     (1)     (3)    (21)     (5)
     Sold to Company. . . . . . .   (44)    (42)     (5)    (23)    (14)
     End of period total. . . . .   414     389     391     360     345
System end of period total. . . . 1,224   1,252   1,270   1,323   1,414

     The following table summarizes the geographical locations of Jack in the Box restaurants at September 27, 1998:

                                   Company-
                                   operated    Franchised       Total
------------------------------------------------------------------------
Arizona. . . . . . . . . . . . .      70           45            115
California . . . . . . . . . . .     442          243            685
Hawaii . . . . . . . . . . . . .      26            1             27
Idaho. . . . . . . . . . . . . .      16            -             16
Illinois . . . . . . . . . . . .      12            -             12
Missouri . . . . . . . . . . . .      40            3             43
Nevada . . . . . . . . . . . . .      27           10             37
New Mexico . . . . . . . . . . .       -            2              2
Oregon . . . . . . . . . . . . .       9            2             11
Texas. . . . . . . . . . . . . .     348           32            380
Washington . . . . . . . . . . .      79            -             79
Hong Kong. . . . . . . . . . . .       -            7              7
                                   -----        -----          -----
  Total. . . . . . . . . . . . .   1,069          345          1,414
                                   =====        =====          =====

     Restaurant Operations. Significant resources are devoted to ensure that all Jack in the Box restaurants offer the highest quality food and service.
Emphasis is placed on ensuring that quality ingredients are delivered to the restaurants, restaurant food production systems are continuously developed and improved, and all employees are dedicated to delivering consistently high quality food and service. Through its network of corporate quality assurance, facilities services and restaurant management personnel, including regional vice presidents, area managers and restaurant managers, the Company standardizes specifications for the preparation and service of its food, the conduct and appearance of its employees, and the maintenance and repair of its premises. Operating specifications and procedures are documented in a series of manuals and video presentations. Most restaurants, including franchised units, receive approximately four full inspections and 26 mystery guest reviews each year.

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

     Restaurant managers are supervised by approximately 60 area managers, each of whom is responsible for approximately 20 restaurants. The area managers are under the supervision of seven regional vice presidents who are supervised in turn by a vice president of operations. Under the Company's performance system, area and restaurant managers are eligible for quarterly bonuses based on a percentage of location operating profit and regional vice presidents are eligible for bonuses based on profit improvement and achievement of established goals and objectives.

     The Company's "farm-to-fork" food safety and quality assurance program is designed to maintain high standards for the food and materials and food preparation procedures used by Company-operated and franchised restaurants. Foodmaker maintains product specifications and approves sources for obtaining such products. The Company has developed a comprehensive, restaurant-based Hazard Analysis & Critical Control Points ("HACCP") system for managing food safety and quality. HACCP combines employee training, testing by suppliers, and detailed attention to product quality at every stage of the food preparation cycle. The Company's HACCP program has been recognized as a leader in the industry by the USDA, FDA and the Center for Science in the Public Interest.

     Foodmaker provides purchasing, warehouse and distribution services for both Company-operated and some franchised restaurants. Prior to 1996, most
Jack in the Box franchisees used these services to the full extent available even though they were permitted to purchase products directly from any approved source. In 1996, Jack in the Box franchisees formed a purchasing cooperative and contracted with another supplier for distribution services. This transition by most franchisees resulted in a substantial decline in distribution sales, but had only a minor impact on profitability since distribution is a low margin business. Some products, primarily dairy and bakery items, are delivered directly by approved suppliers to both Company-operated and franchised restaurants.

     The primary commodities purchased by Jack in the Box restaurants are beef, poultry, cheese and produce. The Company monitors the current and future prices and availability of the primary commodities purchased by the Company in order to minimize the impact of fluctuations in price and availability, and makes advance purchases of commodities when considered to be advantageous. However, the Company remains subject to price fluctuations in certain commodities. All essential food and beverage products are available, or upon short notice can be made available, from alternative qualified suppliers.

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

     The current Jack in the Box franchise agreement provides for an initial franchise fee of $50,000 per restaurant. This agreement generally provides for royalties of 5% of gross sales (4% for agreements executed prior to February 23, 1996), a marketing fee of 5% of gross sales (although approximately half of the existing agreements provide for a 4% rate) and approximately a 20-year term. In connection with the conversion of a Company-operated restaurant, the restaurant equipment and the right to do business at that location, known as "Trading Area Rights," are sold to the franchisee, in most cases for cash. The aggregate price is equal to the negotiated fair market value of the restaurant as a going concern, which depends on various factors including the history of the restaurant, its location and its cash flow potential. In addition, the land and building are leased or subleased to the franchisee at a negotiated rent, generally equal to the greater of a minimum base rent or a percentage of gross sales (typically 8 1/2%). The franchisee is required to pay property taxes, insurance and maintenance costs. The Company's franchise agreement also provides the Company a right of first refusal on each proposed sale of a franchised restaurant, which it exercises from time to time, when the proposed sale price and terms are acceptable to the Company.

     The Company views its non-franchised Jack in the Box units as a potential resource which, on a selected basis, can be sold to a franchisee to generate additional immediate cash flow and revenues while still maintaining future cash flows and earnings through franchise rents and royalties. Although franchised units totaled 345 of the 1,414 Jack in the Box restaurants at September 27, 1998, the ratio of franchised to Company-operated restaurants is low relative to the Company's major competitors.

     Advertising and Promotion. Jack in the Box engages in substantial marketing programs and activities. Advertising costs are paid from a fund comprised of
(i) an amount contributed each year by the Company equal to at least 5% of the gross sales of its Company-operated Jack in the Box restaurants and (ii) the marketing fees paid by domestic franchisees. The Company's use of advertising media is limited to regional and local campaigns both on television and radio spots and in print media. Jack in the Box does not advertise nationally.
Jack in the Box spent approximately $73.1 million on advertising and promotions in fiscal 1998, including franchisee contributions of $15.4 million. The current advertising campaign relies on a series of television and radio spot advertisements to promote individual products and develop the Jack in the Box brand. The Company also spent $.6 million in fiscal 1998 for local marketing purposes. Franchisees are encouraged to, and generally do, spend funds in addition to those expended by the Company for local marketing programs.

     Employees. At September 27, 1998, the Company had approximately 32,600 employees, of whom approximately 30,700 were restaurant employees, 500 were corporate personnel, 250 were distribution employees and 1,150 were field management and administrative personnel. Employees are paid on an hourly basis, except restaurant managers, corporate and field management, and administrative personnel. A majority of the Company's restaurant employees are employed on a part-time, hourly basis to provide services necessary during peak periods of restaurant operations. The Company has not experienced any significant work stoppages and believes its labor relations are good. The Company competes in the job market for qualified employees and believes its wage rates are comparable to those of its competitors.

Trademarks and Service Marks

     The Jack in the Box name is of material importance to the Company and is a registered trademark and service mark in the United States and in certain foreign countries. In addition, the Company has registered numerous service marks and trade names for use in its business, including the Jack in the Box logo and various product names and designs.

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

     Each Jack in the Box restaurant competes directly and indirectly with a large number of national and regional restaurant chains as well as with locally-owned quick-service restaurants and coffee shops. In selling franchises, the Company competes with many other restaurant franchisers, and some of its competitors have substantially greater financial resources and higher total sales volume.

Regulation

     Each Jack in the Box restaurant is subject to regulation by federal agencies and to licensing and regulation by state and local health, sanitation, safety, fire and other departments. Difficulties or failures in obtaining any required licensing or approval could result in delays or cancellations in the opening of new restaurants.

     The Company is also subject to federal and a substantial number of state laws regulating the offer and sale of franchises. Such laws impose registration and disclosure requirements on franchisers in the offer and sale of franchises and may also apply substantive standards to the relationship between franchiser and franchisee, including limitations on the ability of franchisers to terminate franchisees and alter franchise arrangements. The Company believes it is operating in substantial compliance with applicable laws and regulations governing its operations.

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

     The Company is subject to certain guidelines under the Americans with Disabilities Act of 1990 and various state codes and regulations which require restaurants to provide full and equal access to persons with physical disabilities. To comply with such laws and regulations, the cost of remodeling and developing restaurants has increased, principally due to the need to provide certain older restaurants with ramps, wider doors, larger restrooms and other conveniences.

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

Forward-Looking Statements and Risk Factors

     This Form 10-K contains "forward-looking statements" within the meaning of the securities laws. Although we believe that the expectations reflected in such forward-looking statements are reasonable, and have based these expectations on our beliefs as well as assumptions we have made, such expectations may prove to be materially incorrect due to known and unknown risks and uncertainties.

     These forward-looking statements are principally contained in the sections captioned "Management's Discussion and Analysis of Results of Operations and Financial Condition" and "Business." Statements regarding the Company's future financial performance, including growth in net sales, earnings, cash flows from operations and sources of liquidity; expectations regarding effective tax rates; continuing investment in new restaurants and refurbishment of existing facilities and Year 2000 compliance are forward-looking statements. In addition, in those and other portions of this Form 10-K, the words "anticipates," "believes," "estimates," "seeks," "expects," "plans," "intends" and similar expressions as they relate to the Company or its management are intended to identify forward-looking statements.

     In connection with the "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995, the following cautionary statements identify important factors that could cause actual results to differ materially from those expressed in any forward-looking statements. In addition to other factors discussed in this Form 10-K, other factors that could cause results to differ materially are: the effectiveness and cost of advertising and promotional efforts; the degree of success of product offerings; weather conditions; difficulties in obtaining ingredients and variations in ingredient costs; the ability to control operating, general and administrative costs and to raise prices sufficiently to offset cost increases; the ability to recognize value from any current or future co-branding efforts; competitive products and pricing and promotions; the impact of any wide-spread negative publicity; the impact on consumer eating habits of new scientific information regarding diet, nutrition and health; competition for labor; general economic conditions; changes in consumer tastes and in travel and dining out habits; the impact on operations and the costs to comply with laws and regulations and other activities of governing entities; the costs and other effects of legal claims by franchisees, customers, vendors and others, including settlement of those claims; and the effectiveness of management strategies and decisions.

     Risks Related to the Food Service Industry. Food service businesses are often affected by changes in consumer tastes, national, regional and local economic conditions and demographic trends. The performance of individual restaurants may be adversely affected by factors such as traffic patterns, demographics and the type, number and location of competing restaurants.

     Multi-unit food service businesses such as Jack in the Box can also be materially and adversely affected by publicity resulting from poor food quality, illness, injury or other health concerns with respect to the nutritional value of certain food.

     In early 1993 the Company's business was severely disrupted as a result of an outbreak of food-borne illness bacteria attributed to hamburgers served in Jack in the Box restaurants, principally in the state of Washington. To minimize the risk of any such occurrence in the future, the Company has implemented a Hazard Analysis & Critical Control Points ("HACCP") system for managing food safety and quality. Nevertheless, the risk of food-borne illness cannot be completely eliminated. Any outbreak of such illness attributed to Jack in the Box restaurants or within the food service industry could have a material adverse effect on the financial condition and results of operations of the Company.

     Dependence on frequent deliveries of fresh produce and groceries subjects food service businesses, such as the Company's, to the risk that shortages or interruptions in supply, caused by adverse weather or other conditions, could adversely affect the availability, quality and cost of ingredients. In addition, unfavorable trends or developments concerning factors such as inflation, increased food, labor and employee benefit costs (including increases in hourly wage and unemployment tax rates), increases in the number and locations of competing restaurants, regional weather conditions and the availability of experienced management and hourly employees may also adversely affect the food service industry in general and the Company's financial condition and results of operations in particular. Changes in economic conditions affecting the Company's customers could reduce traffic in some or all of the Company's restaurants or impose practical limits on pricing, either of which could have a material adverse effect on the Company's financial condition and results of operations. The continued success of the Company will depend in part on the ability of the Company's management to anticipate, identify and respond to changing conditions.

     Risks Associated with Development. The Company intends to grow primarily by developing additional Company-owned restaurants. Development involves substantial risks, including the risk of (i) development costs exceeding budgeted or contracted amounts, (ii) delays in completion of construction,
(iii) failing to obtain all necessary zoning and construction permits, (iv) the inability to identify or the unavailability of suitable sites, both traditional and nontraditional, on acceptable leasing or purchase terms, (v) developed properties not achieving desired revenue or cash flow levels once opened,
(vi) competition for suitable development sites from competitors (some of which have greater financial resources than the Company), (vii) incurring substantial unrecoverable costs in the event a development project is abandoned prior to completion, (viii) changes in governmental rules, regulations, and interpretations (including interpretations of the requirements of the Americans with Disabilities Act) and (ix) general economic and business conditions.

     Although the Company intends to manage its development to reduce such risks, there can be no assurance that present or future developments will perform in accordance with the Company's expectations. There can be no assurance that the Company will complete the development and construction of the facilities or that any such developments will be completed in a timely manner or within budget or that such restaurants will generate the Company's expected returns on investment. The Company's inability to expand in accordance with its plans or to manage its growth could have a material adverse effect on its results of operations and financial condition.

     The growth of Jack in the Box restaurants outside the United States is subject to a number of additional risk factors. The Company has limited experience with international franchise development. The growth and profitability of international restaurants are subject to the financial, development and operational capabilities of franchisees, the franchisees' ability to develop a support structure and adequately support subfranchisees, the franchisees' adherence to the Company's operational standards, as well as currency regulations and fluctuations. See "Item 3-Legal Proceedings".

     Risks Associated with Growth. The Company's development plans will require the implementation of enhanced operational and financial systems and will require additional management, operation, and financial resources. For example, the Company will be required to recruit and train managers and other personnel for each new Company-owned restaurant as well as additional development and accounting personnel. There can be no assurance that the Company will be able to manage its expanding operations effectively. The failure to implement such systems and add such resources on a cost-effective basis could have a material adverse effect on the Company's results of operations and financial condition.

     Reliance on Certain Markets. Because the Company's business is regional, with approximately 75% of Jack in the Box restaurants located in the states of California and Texas, the economic conditions, state and local government regulations and weather conditions affecting those states may have a material impact upon the Company's results.

     Competition. The restaurant industry is highly competitive with respect to price, service, location and food quality, and there are many well-established competitors. Certain of the Company's competitors have engaged in substantial price discounting in recent years and may continue to do so in the future. In addition, factors such as increased food, labor and benefits costs and the availability of experienced management and hourly employees may adversely affect the restaurant industry in general and the Company's restaurants in particular. Each Jack in the Box restaurant competes directly and indirectly with a large number of national and regional restaurant chains as well as with locally-owned fast-food restaurants and coffee shops. Some of its competitors have substantially greater financial resources and higher total sales volume. Any changes in these factors could adversely affect the profitability of the Company.

     Exposure to Commodity Pricing. Although the Company may take hedging positions in certain commodities from time to time and opportunistically contract for some of these items in advance of a specific need, there can be no assurances that the Company will not be subject to the risk of substantial and sudden price increases, shortages or interruptions in supply of such items, which could have a material adverse effect on the Company.

     Risks Related to Increased Labor Costs. The Company has a substantial number of employees who are paid wage rates at or slightly above the minimum wage. As federal and state minimum wage rates increase, the Company may need to increase not only the wages of its minimum wage employees but also the wages paid to the employees at wage rates which are above minimum wage. If competitive pressures or other factors prevent the Company from offsetting the increased costs by increases in prices, the Company's profitability may decline. In addition, various proposals which would require employers to provide health insurance for all of their employees are being considered from time to time in Congress and various states. The imposition of any requirement that the Company provide health insurance to all employees would have a material adverse impact on the operations and financial condition of the Company and the restaurant industry.

     Taxes. The Company has been required, because of operating losses incurred in past years, to establish valuation allowances against deferred tax assets recorded for loss and tax credit carry forwards and various other items. Until there is sufficient available evidence that the Company will be able to realize such deferred tax assets through future taxable earnings, the Company's tax provision will be highly sensitive to the expected level of annual earnings, the impact of the alternative minimum tax under the Internal Revenue Code and the limited current recognition of the deferred tax assets. As a result of changing expectations, the relationship of the Company's income tax provision to pre-tax earnings will vary more significantly from quarter to quarter and year to year than companies that have been continuously profitable. However, the Company's effective tax rates are likely to increase in the future.

     Leverage. The Company is highly leveraged. Its substantial indebtedness may limit the Company's ability to respond to changing business and economic conditions. The contracts under which the Company acquired its debt impose significant operating and financial restrictions which limit the Company's ability to borrow money, sell assets or make capital expenditures or investments without the approval of certain lenders. In addition to cash flows generated by operations, other financing alternatives may be required in order to repay the Company's substantial debt as it comes due. There can be no assurance that the Company will be able to refinance its debt or obtain additional financing or that any such financing will be on terms favorable to the Company.

     Risks Related to Franchise Operations. At September 27, 1998, the Company had 345 franchised Jack in the Box restaurants. The opening and success of franchised restaurants depends on various factors, including the availability of suitable sites, the negotiation of acceptable lease or purchase terms for new locations, permitting and regulatory compliance, the ability to meet construction schedules and the financial and other capabilities of the Company's franchisees and developers. There can be no assurance that developers planning the opening of franchised restaurants will have the business abilities or sufficient access to financial resources necessary to open the restaurants required by their agreements. There can also be no assurances that franchisees will successfully operate their restaurants in a manner consistent with the Company's concept and standards.

     In addition, certain federal and state laws govern the Company's relationships with its franchisees. See "Risks Related to Government Regulations" below. In November 1996, an action was filed by the National JIB Franchisee Association, Inc. and several of the franchisees against the Company and others. See "Item 3-Legal Proceedings."

     Dependence on Key Personnel. The Company believes that its success will depend in part on the continuing services of its key executives, including Robert J. Nugent, President and Chief Executive Officer, Charles W. Duddles, Executive Vice President, Chief Financial Officer and Chief Administrative Officer and Kenneth R. Williams, Executive Vice President, Marketing and Operations, none of whom are employed pursuant to an employment agreement. The loss of the services of any of such executives could have a material adverse effect on the Company's business, and there can be no assurance that qualified replacements would be available. The Company's continued growth will also depend in part on its ability to attract and retain additional skilled management personnel.

     Risks Related to Government Regulations. The restaurant industry is subject to extensive federal, state and local governmental regulations, including those relating to the preparation and sale of food and those relating to building and zoning requirements. The Company and its franchisees are also subject to laws governing their relationships with employees, including minimum wage requirements, overtime, working and safety conditions and citizenship requirements. See "-Risks Related to Increased Labor Costs" above. The Company is also subject to federal regulation and certain state laws which govern the offer and sale of franchises. Many state franchise laws impose substantive requirements on franchise agreements, including limitations on noncompetition provisions and on provisions concerning the termination or nonrenewal of a franchise. Some states require that certain materials be registered before franchises can be offered or sold in that state. The failure to obtain or retain licenses or approvals to sell franchises could adversely affect the Company and its franchisees. Changes in government regulations could have a material adverse effect on the Company.

     Environmental Risks and Regulations. As is the case with any owner or operator of real property, the Company is subject to a variety of federal, state and local governmental regulations relating to the use, storage, discharge, emission and disposal of hazardous materials. Failure to comply with environmental laws could result in the imposition of severe penalties or restrictions on operations by governmental agencies or courts of law which could adversely affect operations. The Company does not have environmental liability insurance, nor does it maintain a reserve, to cover such events. The Company has engaged and may engage in real estate development projects and owns or leases several parcels of real estate on which its restaurants are located. The Company is unaware of any significant environmental hazards on properties it owns or has owned, or operates or has operated. In the event of the determination of contamination on such properties, the Company, as owner or operator, can be held liable for severe penalties and costs of remediation. The Company also operates motor vehicles and warehouses and handles various petroleum substances and hazardous substances, but is not aware of any current material liability related thereto.

     Risks Associated With Year 2000 Compliance. The Company has made substantial progress to ensure that all hardware and software serving critical internal functions in Company-operated restaurants and in the Company's corporate offices will accurately handle data involving the transition of dates from 1999 to 2000. The Company has advised its franchisees that they are required to ensure that all computer hardware and software used in connection with franchised Jack in the Box restaurants will be "Year 2000 ready" by December 31, 1999. The company has urged vendors who supply significant amounts of vital supplies and services to the Company, to develop and implement year 2000 compliance plans. However, any failure on the part of the Company, its franchisees, or the Company's vendors to ensure compliance with year 2000 requirements could have a material, adverse effect on the Company's financial condition and results of operations after January 1, 2000.

ITEM 2. PROPERTIES

     At September 27, 1998, Foodmaker owned 583 Jack in the Box restaurant buildings, including 355 located on leased land. In addition, it leased 743 restaurants where both the land and building are leased, including 148 restaurants operated by franchisees. The remaining lease terms of ground leases range from approximately one year to 48 years, including optional renewal periods. The remaining lease terms of Foodmaker's other leases range from approximately one year to 39 years, including optional renewal periods. In addition, at September 27, 1998, franchisees directly owned or leased 88 restaurants.
                                              Number of restaurants
                                           ----------------------------
                                           Company-   Franchise   Total
                                           operated   operated
-----------------------------------------------------------------------

Company-owned restaurant buildings:
  On Company-owned land. . . . . . . . .     168         60        228
  On leased land . . . . . . . . . . . .     306         49        355
                                           -----      -----      -----
  Subtotal . . . . . . . . . . . . . . .     474        109        583
Company-leased restaurant buildings
  on leased land . . . . . . . . . . . .     595        148        743
Franchise directly-owned or directly-
  leased restaurant buildings. . . . . .       -         88         88
                                           -----      -----      -----
Total restaurant buildings . . . . . . .   1,069        345      1,414
                                           =====      =====      =====

     The Company's leases generally provide for fixed rental payments (with cost-of-living index adjustments) plus real estate taxes, insurance and other expenses; in addition, many of the leases provide for contingent rental payments of between 2% and 10% of the restaurant's gross sales. The Company has generally been able to renew its restaurant leases as they expire at then current market rates. At September 27, 1998, the leases had initial terms expiring as follows:

                                                      Number of restaurants
                                                   ---------------------------
 Years initial                                     Ground        Land and
lease term expires                                 leases     building leases
------------------------------------------------------------------------------
  1999-2003 . . . . . . . . . . . . . . . . . . .    93              86
  2004-2008 . . . . . . . . . . . . . . . . . . .   132             269
  2009-2013 . . . . . . . . . . . . . . . . . . .    64             197
  2014 and later. . . . . . . . . . . . . . . . .    66             191

     In addition, the Company owns its principal executive offices in San Diego, California, consisting of approximately 150,000 square feet. The Company owns one warehouse and leases an additional five with remaining terms ranging from two to 20 years, including optional renewal periods. Substantially all the Company's real and personal property are pledged as collateral for various components of the Company's long-term debt.

ITEM 3. LEGAL PROCEEDINGS

     In 1998 the Company settled the litigation it filed against the Vons Companies, Inc. ("Vons") and various suppliers seeking reimbursement for all damages, costs and expenses incurred in connection with food-borne illness attributed to hamburgers served at Jack in the Box restaurants in 1993. The initial litigation was filed by the Company on February 4, 1993. Vons filed cross-complaints against the Company and others alleging certain contractual, indemnification and tort liabilities; seeking damages in unspecified amounts and a declaration of the rights and obligations of the parties. The claims of the parties were settled on February 24, 1998. The Company received in its second fiscal quarter approximately $58.5 million in the settlement, of which a net of approximately $45.8 million was realized after litigation costs and before income taxes (the "Litigation Settlement").

     On February 2, 1995, an action by Concetta Jorgensen was filed against the Company in the U.S. District Court in San Francisco, California alleging that restrooms at a Jack in the Box restaurant failed to comply with laws regarding disabled persons and seeking damages in unspecified amounts, punitive damages, injunctive relief, attorneys' fees and prejudgment interest. In an amended complaint, damages were also sought on behalf of all physically disabled persons who were allegedly denied access to restrooms at the restaurant. In February 1997, the court ordered that the action for injunctive relief proceed as a nationwide class action on behalf of all persons in the United States with mobility disabilities. The Company has reached agreement on settlement terms both as to the individual plaintiff Concetta Jorgensen and the claims for injunctive relief, and the settlement agreement has been approved by the U.S. District Court. The settlement requires the Company to make access improvements at Company-operated restaurants to comply with the standards set forth in the Americans with Disabilities Act Access Guidelines. The settlement requires compliance at 85% of the Company-operated restaurants by April 2001 and for the balance of Company-operated restaurants by October 2005. The Company has agreed to make modifications to its restaurants to improve accessibility and anticipates investing an estimated $11 million in capital improvements in connection with these modifications. Foodmaker has been notified by attorneys for plaintiffs that claims may be made against Jack in the Box franchisees and Foodmaker relating to certain locations that franchisees lease from Foodmaker which may not be in compliance with the Americans with Disabilities Act.

     On April 6, 1996, an action was filed by one of the Company's international franchisees, Wolsey, Ltd., in the U.S. District Court in San Diego, California against the Company and its directors, its international franchising subsidiary, and certain officers of the Company and others. The complaint alleges certain contractual, tort and law violations related to the franchisees' development rights in the Far East and seeks damages in excess of $38.5 million, injunctive relief, attorneys' fees and costs. The court has dismissed portions of the complaint, including the single claim alleging wrongdoing by the Company's non-management directors, and the claims against its current officers. Management believes the remaining allegations are without foundation and intends to vigorously defend the action. A trial date of January 5, 1999 has been set by the court.

     On November 5, 1996, an action was filed by the National JIB Franchisee Association, Inc. and several of the Company's franchisees in the Superior Court of California, County of San Diego in San Diego, California, against the Company and others. The lawsuit alleges that certain Company policies are unfair business practices and violate sections of the California Corporations Code regarding material modifications of franchise agreements and interfere with franchisees' right of association. It seeks injunctive relief, a declaration of the rights and duties of the parties, unspecified damages and rescission of alleged material modifications of plaintiffs' franchise agreements. The complaint contained allegations of fraud, breach of a fiduciary duty and breach of a third party beneficiary contract in connection with certain payments that the Company received from suppliers and sought unspecified damages, interest, punitive damages and an accounting. However, on August 31, 1998, the court granted the Company's request for summary judgment on all claims regarding an accounting, conversion, fraud, breach of fiduciary duty and breach of third party beneficiary contract. The remaining claims of unfair business practices, violation of the California Corporations Code and interference with franchisees' right of association are set for trial in March 1999. Management believes that its policies are lawful and that it has satisfied any obligation to its franchisees.

     On December 10, 1996, a suit was filed by the Company's Mexican licensee, Foodmex, Inc., in the U.S. District Court in San Diego, California against the Company and its international franchising subsidiary. Foodmex formerly operated several Jack in the Box franchise restaurants in Mexico, but its licenses were terminated by the Company for, among other reasons, chronic insolvency and failure to meet operational standards. The Foodmex suit alleges wrongful termination of its master license, breach of contract and unfair competition and seeks an injunction to prohibit termination of its license as well as unspecified monetary damages. The Company and its subsidiary counterclaimed and sought a preliminary injunction against Foodmex. On March 28, 1997, the court granted the Company's request for an injunction, held that the Company was likely to prevail in its suit, and ordered Foodmex to immediately cease using the Jack in the Box marks and proprietary operating systems. On June 30, 1997, the court held Foodmex and its president in contempt of court for failing to comply with the March 28, 1997 order. On February 24, 1998, the Court issued an order dismissing Foodmex's complaint without prejudice. In March 1998, Foodmex filed a Second Amended Complaint in the U.S. District Court in San Diego, California alleging contractual, tort and law violations arising out of the same business relationship and seeking damages in excess of $10 million, attorneys fees and costs. The Company believes such allegations are without merit and will defend the action vigorously.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     No matters were submitted to a vote of security holders during the fourth fiscal quarter ended September 27, 1998.

ITEM 5. MARKET FOR RESIGTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     The following table sets forth the high and low closing sales prices for the Company's common stock during the quarters indicated, as reported on the New York Stock Exchange-Composite Transactions:

                       16 weeks ended             12 weeks ended
                       --------------     --------------------------------
                          Jan. 19,        Apr. 13,    July 6,    Sept. 28,
                            1997            1997       1997        1997
--------------------------------------------------------------------------
High. . . . . . . . . .   $ 10.88         $ 12.25      $ 16.44    $ 20.69
Low . . . . . . . . . .      8.00            9.13        10.38      15.44


                       16 weeks ended             12 weeks ended
                       --------------     --------------------------------
                          Jan. 18,        Apr. 12,    July 5,    Sept. 27,
                            1998            1998       1998        1998
--------------------------------------------------------------------------
High. . . . . . . . . .   $ 20.25         $ 20.63      $ 20.94    $ 17.63
Low . . . . . . . . . .     14.75           15.25        16.25      13.00

     Foodmaker has not paid any cash or other dividends (other than the issuance of the Rights, as described in Note 8 to the Consolidated Financial Statements) during its last two fiscal years and does not anticipate paying dividends in the foreseeable future. The Company's credit agreements prohibit and its public debt instruments restrict the Company's right to declare or pay dividends or make other distributions with respect to shares of its capital stock.

     As of September 27, 1998, there were approximately 600 stockholders of record.

ITEM 6. SELECTED FINANCIAL DATA

      The following selected financial data of the Company for each of the five 52-week periods ended September 27, 1998 are extracted or derived from financial statements which have been audited by KPMG Peat Marwick LLP, independent auditors. Results of operations for Chi-Chi's, Inc. ("Chi-Chi's") are included through January 27, 1994, when Chi-Chi's was sold. The Company's fiscal year is 52 or 53 weeks, ending the Sunday closest to September 30.


                                                                               Fiscal Year
                                                  -------------------------------------------------------------------
                                                     1998           1997          1996          1995          1994
---------------------------------------------------------------------------------------------------------------------
                                                               (Dollars in thousands, except per share data)
Statement of Operations Data:
Revenues:
  Restaurant sales. . . . . . . . . . . . . .     $1,112,005    $  986,583    $  892,029    $  804,084    $  843,038
  Distribution and other sales. . . . . . . .         26,407        45,233       132,421       179,689       171,711
  Franchise rents and royalties . . . . . . .         35,904        35,426        34,048        32,530        33,740
  Other revenues (1). . . . . . . . . . . . .         49,740         4,500         4,324         2,413         4,837
                                                  ----------    ----------    ----------    ----------    ----------
    Total revenues. . . . . . . . . . . . . .      1,224,056     1,071,742     1,062,822     1,018,716     1,053,326
                                                  ----------    ----------    ----------    ----------    ----------
Costs of revenues . . . . . . . . . . . . . .        994,962       905,742       919,211       903,479       950,952
Equity in loss of FRI (2) . . . . . . . . . .              -             -             -        57,188         2,108
Selling, general and administrative
  expenses (3). . . . . . . . . . . . . . . .         91,583        80,438        72,134        78,044        78,323
Interest expense. . . . . . . . . . . . . . .         33,058        40,359        46,126        48,463        55,201
                                                  ----------    ----------    ----------    ----------    ----------
Earnings (loss) before income taxes and
  extraordinary item. . . . . . . . . . . . .        104,453        45,203        25,351       (68,458)      (33,258)
Income taxes. . . . . . . . . . . . . . . . .         33,400         9,900         5,300           500         3,010
                                                  ----------    ----------    ----------    ----------    ----------
Earnings (loss) before
  extraordinary item. . . . . . . . . . . . .     $   71,053    $   35,303    $   20,051    $  (68,958)   $  (36,268)
                                                  ==========    ==========    ==========    ==========    ==========
Earnings (loss) per share before
  extraordinary item (4):
    Basic . . . . . . . . . . . . . . . . . .     $     1.82    $      .91    $      .52    $    (1.78)   $     (.94)
    Diluted . . . . . . . . . . . . . . . . .           1.77           .89           .51         (1.78)         (.94)

Balance Sheet Data (at end of period):
Total assets. . . . . . . . . . . . . . . . .     $  743,588    $  681,758    $  653,638    $  662,674    $  740,285
Long-term debt. . . . . . . . . . . . . . . .        320,050       346,191       396,340       440,219       447,822
Stockholders' equity. . . . . . . . . . . . .        136,980        87,879        51,384        31,253       100,051

     __________

  <F1>  Includes the recognition of a $45.8 million Litigation Settlement in
        1998 as described in Note 10 to the Consolidated Financial Statements of the Company.
  <F2>  Reflects the complete write-off of the Company's $57.2 million investment in Family Restaurants, Inc. ("FRI") in 1995.
  <F3>  Includes the recognition of an $8.0 million stockholders' lawsuit settlement in 1995.
  <F4>  Restated to conform with the provisions of Statement of Financial
        Accounting Standards ("SFAS") No. 128, Earnings per Share, issued by the Financial Accounting Standards Board ("FASB") and adopted by the Company beginning in 1998.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations

     All comparisons under this heading between 1998, 1997 and 1996 refer to the 52-week periods ended September 27, 1998, September 28, 1997 and September 29, 1996, respectively, unless otherwise indicated.

Revenues

     Company-operated restaurant sales were $1,112.0 million, $986.6 million and $892.0 million in 1998, 1997 and 1996, respectively. Restaurant sales improved from the prior year by $125.4 million, or 12.7%, in 1998 and $94.6 million, or 10.6%, in 1997, reflecting increases in both the average number of Company-operated restaurants and in per store average ("PSA") sales. The average number of Company-operated restaurants grew to 998 in 1998 from 900 in 1997 and 868 in 1996 as the pace of new restaurant openings increased to 102 in 1998 from 75 in 1997 and 26 in 1996. PSA sales for comparable restaurants increased 2.8% in 1998 and 6.5% in 1997 compared to the respective prior year, due to increases in both the number of transactions and the average transaction amounts. Restaurant sales improvements are attributed to the Company's two-tier marketing strategy featuring both premium sandwiches and value-priced alternatives, as well as to a popular brand-building advertising campaign that features the Company's fictional founder, "Jack".

     Distribution and other sales of food and supplies were $26.4 million, $45.2 million and $132.4 million in 1998, 1997 and 1996, respectively. The decline in distribution sales is a result of two factors. A distribution contract with Chi-Chi's, Inc. ("Chi-Chi's") was not renewed when it expired in May 1997.
Sales to Chi-Chi's restaurants were $35.3 million in 1997 and $65.1 million in 1996. Also, in 1996 Jack in the Box franchisees formed a purchasing cooperative and contracted with another supplier for distribution services. Most franchisees elected to participate in the cooperative. Sales to franchisees and others were $26.4 million in 1998, $9.9 million in 1997 and $67.3 million in 1996, reflecting in 1998 an increase in the number of restaurants serviced by the Company's distribution division. Because distribution is a low-margin business, the net loss of distribution revenues since 1996 did not have a material impact on the results of operations or financial condition of the Company.

     Franchise rents and royalties were $35.9 million, $35.4 million and $34.0 million in 1998, 1997 and 1996, respectively, slightly more than 10% of sales at franchise-operated restaurants in each of those years. Franchise restaurant sales were $345.9 million in 1998, $352.2 million in 1997 and $337.0 million in 1996. The percentage of sales in 1998 was fractionally higher due to increases in percentage rents at certain franchised restaurants.

     In 1998, other revenues, typically interest income from investments and notes receivable, also included the net Litigation Settlement of $45.8 million described in Note 10 to the Consolidated Financial Statements. Excluding this unusual item, other revenues declined slightly to $4.0 million in 1998 from $4.5 million in 1997 and $4.3 million in 1996.

Costs and Expenses

     Restaurant costs of sales, which include food and packaging costs, increased with sales growth and the addition of Company-operated restaurants to $358.6 million in 1998 from $327.2 million in 1997 and $291.0 million in 1996. As a percent of restaurant sales, costs of sales were 32.2% in 1998, 33.2% in 1997 and 32.6% in 1996. The restaurant costs of sales percentage decreased in 1998 compared to 1997 primarily due to favorable ingredient costs, principally beef, pork and beverages, offset partially by increased produce and cheese costs. The percentage increase in 1997 compared to 1996 was principally due to the cost of improved french fries, higher food costs of certain discount promotions and commodity cost increases, primarily pork and dairy.

     Restaurant operating costs were $587.6 million, $510.2 million and $478.0 million in 1998, 1997 and 1996, respectively. As a percent of restaurant sales, operating costs were 52.8% in 1998, 51.7% in 1997 and 53.6% in 1996. Restaurant operating costs percentage increased in 1998 compared to 1997 primarily reflecting higher labor costs due to increases in minimum wage, initial training for operational improvements and industry-wide labor shortages. Additionally, new restaurant preopening costs increased approximately .2% of sales, principally due to an increase in new restaurants. Operating costs percentage declined in 1997 compared to 1996 primarily due to labor efficiencies and lower percentages of occupancy and other operating expenses. While occupancy and other operating expenses increase with the addition of each new restaurant, such expenses for existing restaurants have increased at a slower rate than the increase in PSA restaurant sales.

     Costs of distribution and other sales were $25.7 million in 1998, $44.8 million in 1997 and $130.2 million in 1996, reflecting declines in distribution sales. Costs of distribution and other sales have declined as a percent of such sales to 97.4% in 1998 from 99.0% in 1997 and 98.4% in 1996. In 1997 such costs included $.4 million in expenses related to the closure of a distribution center which had been used principally to distribute to Chi-Chi's restaurants. Excluding this charge in 1997, costs were 98.1% of sales. The 1998 distribution margin improved primarily due to the loss of the lower margin Chi-Chi's distribution business.

     Franchised restaurant costs, which consist principally of rents and depreciation on properties leased to franchisees and other miscellaneous costs, were $23.0 million, $23.6 million and $20.0 million in 1998, 1997 and 1996, respectively. The increases in franchised restaurant costs in 1998 and 1997 from 1996 are primarily due to higher franchise-related legal expenses.

     Selling, general and administrative expenses were $91.6 million, $80.4 million and $72.1 million in 1998, 1997 and 1996, respectively. Advertising and promotion costs were $58.3 million in 1998, $51.9 million in 1997 and $47.2 million in 1996, representing approximately 5.3% of sales in each year. The Company received from suppliers cooperative advertising funds of approximately
 .5% of restaurant sales in each year. In 1998 general, administrative and other costs included a non-cash charge of approximately $8 million primarily related to facilities and customer service improvement projects. Excluding the non-cash charge and cooperative advertising funds, general, administrative and other costs were approximately 2.7% of revenues in 1998, exclusive of the Litigation Settlement income, 3.1% in 1997 and 2.8% in 1996. General and administrative expenses in 1997 reflect higher legal costs, expenses and write-offs related to tests of new concepts and other general increases, offset in part by a reduction in bad debt expense related to decreased accounts and notes receivable.

     Interest expense declined to $33.1 million in 1998 from $40.4 million in 1997 and $46.1 million in 1996, principally due to a reduction in total debt outstanding and lower interest rates. In May 1996, the Company retired $42.8 million of its 14 1/4% senior subordinated notes. In September 1997, the Company repaid $50 million of its 9 1/4% senior notes due 1999. In 1998 the Company completed a refinancing plan, thereby reducing total debt, including current maturities, by $26 million during the fiscal year. See "Liquidity and Capital Resources."

     The tax provisions reflect effective annual tax rates of 32%, 22% and 21% of pre-tax earnings in 1998, 1997 and 1996, respectively. The low effective income tax rates in each year result from the Company's ability to realize previously unrecognized tax benefits as the Company's profitability has improved.

     In 1998 the Company incurred an extraordinary loss of $7.0 million, less income tax benefits of $2.6 million, on the early extinguishment of $125 million each of its 9 1/4% senior notes and its 9 3/4% senior subordinated notes. In 1997 the Company incurred a similar extraordinary loss of $1.6 million, less income tax benefits of $.3 million, on the early repayment of $50 million of the 9 1/4% senior notes.

     Net earnings were $66.7 million, or $1.66 per diluted share, in 1998, $34.1 million, or $.86 per diluted share, in 1997 and $20.1 million, or $.51 per diluted share in 1996. In 1998 net earnings included an unusual increase of $25.6 million, or $.64 per diluted share, net of taxes, resulting from the Litigation Settlement income offset by the aforementioned non-cash charge, and the extraordinary loss of $4.4 million, or $.11 per share. Excluding these unusual and extraordinary items, earnings in 1998 were $45.4 million, or $1.13 per diluted share, a 29% increase from $35.3 million, or $.89 per diluted share, before an extraordinary item, in 1997, which had increased 75% from 1996.

Liquidity and Capital Resources

     Cash and cash equivalents decreased $18.6 million to approximately $9.9 million at September 27, 1998 from $28.5 million at the beginning of the fiscal year. The decrease reflects, among other items, cash flows from operations of $150.5 million including the Litigation Settlement, less capital expenditures and other investing activities of $120.8 million. Cash was also used to reduce long-term debt in the refinancing plan and to repurchase common stock as described below.

     The Company's working capital deficit increased $50.2 million to $143.3 million at September 27, 1998 from $93.1 million at September 28, 1997, principally due to the decrease in cash and cash equivalents and increases in accounts payable and accrued liabilities. The Company and the restaurant industry in general, maintain relatively low levels of accounts receivable and inventories and vendors grant trade credit for purchases such as food and supplies. The Company also continually invests in its business through the addition of new units and refurbishment of existing units, which are reflected as long-term assets and not as part of working capital.

     On April 1, 1998, the Company entered into a new revolving bank credit agreement, which provides for a credit facility expiring in 2003 of up to $175 million, including letters of credit of up to $25 million. At September 27, 1998, the Company had borrowings of $97.5 million and approximately $71.9 million of availability under the agreement.

     Beginning in September 1997, the Company initiated a refinancing plan to reduce and restructure its debt. At that time, the Company prepaid $50 million of its 9 1/4% senior notes due 1999 using available cash. In 1998 the Company repaid the remaining $125 million of its 9 1/4% senior notes and all $125 million of its 9 3/4% senior subordinated notes due 2002.

     In order to fund these repayments, the Company completed on April 14, 1998, a private offering of $125 million of 8 3/8% senior subordinated notes due 2008, redeemable beginning 2003. Additional funding sources included available cash, as well as bank borrowings under the new bank credit facility. The Company expects that annual interest expense will be reduced by over $10 million from 1997 levels due to the reduction in debt and lower interest rates on the new debt. Total debt outstanding decreased to $321.7 million at September 27, 1998 from $347.7 million at the beginning of the fiscal year and $398.2 million at September 29, 1996.

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

     Although the amount of liability from claims and actions described in Note 10 of the Consolidated Financial Statements cannot be determined with certainty, management believes the ultimate liability of such claims and actions should not materially affect the results of operations and liquidity of the Company.

     On July 23, 1998, the Company's Board of Directors authorized the purchase of the Company's outstanding common stock in the open market for an aggregate amount not to exceed $20 million. At September 27, 1998, the Company had acquired 1,416,320 shares for an aggregate cost of $20 million.

Seasonality

     The Company's restaurant sales and profitability are subject to seasonal fluctuations and are traditionally higher during the spring and summer months because of factors such as increased travel and improved weather conditions which affect the public's dining habits.

Year 2000 Compliance

     Historically, most computer databases, as well as embedded microprocessors in computer systems and industrial equipment, were designed with date data using only two digits of the year. Most computer programs, computers, and embedded microprocessors controlling equipment were programmed to assume that all two digit dates were preceded by "19," causing "00" to be interpreted as the year 1900. This formerly common practice now could result in a computer system or embedded microprocessor which fails to recognize properly a year that begins with "20," rather than "19." This in turn could result in computer system miscalculations or failures, as well as failures of equipment controlled by date sensitive microprocessors, and is generally referred to as the "Year 2000" issue.

     The Company's State of Year 2000 Readiness. In 1995 the Company began to formulate a plan to address its Year 2000 issues. The Company's Year 2000 plan now involves five phases: 1) Awareness, 2) Assessment, 3) Remediation, 4) Testing and 5) Implementation.

     Awareness involves helping employees who deal with the Company's computer assets, and managers, executives and directors to understand the nature of the Year 2000 problem. Assessment involves the identification and inventory of the Company's information technology ("IT") systems and embedded microprocessor technology ("ET") and the determination as to whether such technology will properly recognize a year that begins with "20," rather than "19." IT/ET systems that, among other things, properly recognize a year beginning with "20" are said to be "Year 2000 ready." Remediation involves the repair or replacement of IT/ET systems that are not Year 2000 ready. Testing involves the testing of repaired or replaced IT/ET systems. Implementation is the installation and integration of remediated and tested IT/ET systems.

     The phases overlap substantially. The Company has made substantial progress in the Awareness, Assessment, Remediation and Testing phases and has completed implementation of a number of systems.

     Awareness and Assessment. The Company has established an ad hoc Committee of the Board of Directors and multiple management teams which are responsible for the Company's activities in addressing the Year 2000 issue. The Company has also sent letters to more than 2,600 of its vendors of goods and services to bring the Year 2000 issue to their attention and to assess their readiness. The Company has advised its franchisees (who operate approximately 25% of system restaurants) that they are required to be Year 2000 ready by December 31, 1999 and has provided video information and regional presentations regarding Year 2000 issues. The Company has invited franchisees to participate on a Year 2000 team. While the Awareness and Assessment phases will continue into the Year 2000, they are substantially complete at this time.

     Remediation, Testing and Implementation. Although Remediation, Testing and Implementation will be substantially completed during 1999, some systems identified as noncritical may not be addressed until after January 2000. The following table describes by category and status, major identified IT applications.

                                                   Remediation Status

Category                                 Ready      In Process     Remaining (1)
--------------------------------------------------------------------------------
Mainframe(2)
  Third party developed software. . . .   67%            33%            -
  Internally developed software . . . .   69%            28%            3%
  Hardware. . . . . . . . . . . . . . .    -            100%            -

Desktop(3)
  Third party developed software. . . .   73%            25%            2%
  Internally developed software . . . .   29%            66%            5%
  Corporate hardware. . . . . . . . . .    -            100%            -
  Restaurant hardware . . . . . . . . .    -            100%            -

Distribution Systems(4)
  Third party developed software. . . .    -            100%            -
  Internally developed software . . . .    -            100%            -
  Hardware. . . . . . . . . . . . . . .    -            100%            -

__________

  (1) Critical systems will be repaired or replaced during 1999.
  (2) The Company expects to have completed Remediation, Testing and Implementation for both internal and third party mainframe hardware and software by Fall 1999.
  (3) A substantial portion of the computer hardware in the corporate offices is being replaced and the remainder is being otherwise remediated. The Company will replace personal computers and install remediated software in Company restaurants on an established schedule during 1999; nearly all are expected to be completed by August.
  (4) IT systems in the Company's six distribution centers will be replaced on an established schedule during 1999.

     Embedded Technology. The Company has identified categories of critical restaurant equipment in which ET may be found, has sent letters to the majority of the vendors of such equipment and is in the process of identifying the remaining vendors. Although many have not responded, the responses the Company has received to date have identified only one type of equipment with date sensitive ET that the Company believes should be replaced. Replacement components are currently being tested and are expected to be implemented in Company restaurants during 1999. The Company continues to evaluate information in letter responses and other materials received from vendors, on web sites, and from other sources, in identifying date sensitive ET.

    Vendors of Important Goods and Services. The Company has identified and sent letters to approximately 2,700 key vendors in an attempt to gain assurance of vendors' Year 2000 readiness. As of November 9, 1998, the Company has received responses concerning Year 2000 readiness from about one third of those vendors. The Company is in the process of identifying which of those vendors it considers to be critical to its business. The Company expects to continue discussions with the critical vendors of goods and services throughout 1999 to attempt to ensure the uninterrupted supply of goods and services and to develop contingency plans in the event of the failure of any of such vendors to become and remain Year 2000 ready.

     The Company's Franchisees. At September 27, 1998, 338 restaurants were operated by franchisees in the United States. Seven restaurants were operated by franchisees outside the United States. The Company has completed an assessment of the Year 2000 readiness of the personal computers it has leased to approximately 80% of franchised restaurants in the United States, together with software it has licensed them to use. Such computers and software were determined not to be Year 2000 ready and will be replaced with compliant computers and remediated software at franchisees' expense during 1999. The Company has advised its franchisees, both domestic and international, that they are required to be Year 2000 ready by December 31, 1999.

     The Costs to Address the Company's Year 2000 Issues. The Company estimates that it has incurred costs of approximately $8 million to date for the Awareness, Assessment, Remediation, Testing and Implementation phases of its Year 2000 plan. Approximately $5 million was spent during fiscal 1998. These amounts have come principally from the general operating and capital budgets of the Company's Management Information Systems department.

     The Company currently estimates the total costs of completing its Year 2000 plan, including costs incurred to date, to be approximately $13 million, approximately 25% relating to new systems which have been or will be capitalized. Some planned system replacements, which will provide significant future benefits, were accelerated due to the Year 2000 and have resulted in increased IT spending. This estimate is based on currently available information and will be updated as the Company continues its assessment of third party relationships, proceeds with its testing and implementation, and designs contingency plans.

     The Risks of the Company's Year 2000 Issues. If any IT or ET systems critical to the Company's operations have been overlooked in the Assessment, Remediation, Testing or Implementation phases, if any of the Company's remediated internal computer systems are not successfully remediated, or if a significant number of the Company's franchisees do not become Year 2000 ready in a timely manner, there could be a material adverse effect on the Company's results of operations, liquidity and financial condition of a magnitude which the Company has not yet fully analyzed.

     In addition, the Company has not yet been assured that (1) the computer systems of all of its key vendors will be Year 2000 ready in a timely manner or that (2) the computer systems of third parties with which the Company's computer systems exchange data will be Year 2000 ready both in a timely manner and in a manner compatible with continued data exchange with the Company's computer systems. If the vendors of the Company's most important goods and services, or the suppliers of the Company's necessary energy, telecommunications and transportation needs, fail to provide the Company with
(1) the materials and services which are necessary to produce, distribute and sell its products, (2) the electrical power and other utilities necessary to sustain its operations, or (3) reliable means of transporting supplies to its restaurants and franchisees, such failure could have a material adverse effect on the results of operations, liquidity and financial condition of the Company.

     The Company's Contingency Plan. The Company is in the initial stages of developing a business contingency plan to address both unavoided and unavoidable Year 2000 risks. Although the Company expects to have the plan well developed by late summer 1999, enhancements and revisions will be continuously considered and implemented, as appropriate, throughout the remainder of the year and into the year 2000.

New Accounting Standards

     In June 1997, the FASB issued SFAS 130, Reporting Comprehensive Income. This Statement establishes standards for reporting and display of comprehensive income and its components (revenues, expenses, gains and losses) in a full set of general-purposes financial statements and is effective for fiscal years beginning after December 15, 1997. Reclassification of financial statements for earlier periods provided for comparative purposes is required. SFAS 130, requiring only additional informational disclosures, is effective for the Company's fiscal year ending October 3, 1999.

     In June 1997, the FASB issued SFAS 131, Disclosures about Segments of an Enterprise and Related Information. SFAS 131 establishes standards for the way that public business enterprises report information about operating segments in annual financial statements and requires that enterprises report selected information about operating segments in interim financial reports issued to stockholders. This Statement is effective for fiscal years beginning after December 15, 1997. In the initial year of application, comparative information for earlier years is required to be restated. SFAS 131, requiring only additional informational disclosures, is effective for the Company's fiscal year ending October 3, 1999.

     In June 1998, the FASB issued SFAS 133, Accounting for Derivative Instruments and Hedging Activities, which establishes accounting and reporting standards for derivative instruments and hedging activities. SFAS 133 requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. This Statement is effective for all fiscal years beginning after June 15, 1999. SFAS 133 is effective for the Company's fiscal year ending October 1, 2000 and is not expected to have a material effect on the Company's financial position or results of operations.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     The Company's primary exposure relating to financial instruments is to changes in interest rates. The Company uses interest rate swap agreements to reduce exposure to interest rate fluctuations. At September 27, 1998, the Company had a $25 million notional amount interest rate swap agreement expiring in June 2001. This agreement effectively converts a portion of the Company's variable rate bank debt to fixed rate debt and has a pay rate of 6.88%.

     At September 27, 1998, a hypothetical one percentage point increase in short-term interest rates would result in a reduction of $.7 million in annual pre-tax earnings. The estimated reduction is based on holding the unhedged portion of bank debt at its September 27, 1998 level.

     At September 27, 1998, the Company had no other material financial instruments subject to significant market exposure.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

         The consolidated financial statements and related financial information required to be filed are indexed on page F-1 and are incorporated herein.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

          Not applicable.

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

         The following table sets forth the name, age (as of January 1, 1999) and position of each person who is a director or executive officer of the Company.

Name                               Age   Positions
----                               ---   ---------
Robert J. Nugent(3)(6)             57    President, Chief Executive Officer and
                                         Director
Charles W. Duddles                 58    Executive Vice President, Chief
                                         Financial Officer, Chief Administrative
                                         Officer and Director
Kenneth R. Williams                56    Executive Vice President,
                                         Marketing and Operations
Lawrence E. Schauf                 53    Executive Vice President and
                                         Secretary
Donald C. Blough                   50    Vice President, Chief Information
                                         Officer
Bruce N. Bowers                    52    Vice President, Logistics
Carlo E. Cetti                     54    Vice President, Human Resources and
                                         Strategic Planning
Bradford R. Haley                  40    Vice President, Marketing
                                         Communications
William F. Motts                   55    Vice President, Restaurant Development
Paul L. Schultz                    44    Vice President, Operations and
                                         Domestic Franchising
David M. Theno, Ph.D.              48    Vice President, Quality Assurance,
                                         Research and Development and Product
                                         Safety
Linda A. Vaughan                   40    Vice President, Products, Promotions
                                         and Consumer Research
Charles E. Watson                  43    Vice President, Real Estate and
                                         Construction
Darwin J. Weeks                    52    Vice President, Controller and
                                         Chief Accounting Officer
Jack W. Goodall(3)(4)(5)           60    Chairman of the Board
Michael E. Alpert(4)(5)            56    Director
Jay W. Brown(2)(3)(6)              53    Director
Paul T. Carter(1)(2)(6)            76    Director
Edward Gibbons(1)(4)               62    Director
Murray H. Hutchison(1)(2)(5)       60    Director
L. Robert Payne(1)(4)              65    Director
__________

   (1)  Member of the Audit Committee.
   (2)  Member of the Compensation Committee.
   (3)  Member of the Executive Committee.
   (4)  Member of the Finance Committee.
   (5)  Member of the Nominating and Governance Committee.
   (6)  Member of the Year 2000 Ad Hoc Committee.

     Mr. Nugent has been President and Chief Executive Officer of the Company since April 1996. He was Executive Vice President of the Company from February 1985 to April 1996 and President and Chief Operating Officer of Jack in the Box from May 1988 to April 1996. He has been a director since February 1988.
Mr. Nugent has 19 years of experience with the Company in various executive and operations positions.

     Mr. Duddles has been Executive Vice President and Chief Administrative Officer of the Company since May 1988. He has been Chief Financial Officer of the Company since October 1985 and was Senior Vice President from October 1985 to May 1988. He has been a director since February 1988. Mr. Duddles has 19 years of experience with the Company in various finance positions.

     Mr. Williams has been Executive Vice President of the Company since May 1996. He was Senior Vice President of the Company from January 1993 to May 1996 and Executive Vice President of Marketing and Operations of Jack in the Box from November 1994 to May 1996. He was Executive Vice President of Operations for Jack in the Box from May 1988 until November 1994. Mr. Williams has 33 years of experience with the Company in various operations positions.

     Mr. Schauf has been Executive Vice President and Secretary of the Company since August 1996. Prior to joining Foodmaker he was Senior Vice President, General Counsel and Secretary of Wendy's International, Inc. from February 1991 to August 1996. He was previously Vice President, General Counsel and Secretary of Wendy's International, Inc. from September 1987 to February 1991.

     Mr. Blough has been Vice President, Chief Information Officer (formerly Vice President, Management Information Systems) of the Company since August 1993 and was previously Division Vice President, Systems Development from June 1990 to August 1993. Mr. Blough has 20 years of experience with the Company in various management information systems positions.

     Mr. Bowers has been Vice President, Logistics (formerly Purchasing and Distribution) of the Company, since April 1982. Mr. Bowers has 29 years of experience with the Company in various manufacturing, purchasing and distribution positions.

     Mr. Cetti has been Vice President, Human Resources and Strategic Planning of the Company since March 1994. He was previously Vice President, Training and Risk Management, from December 1992 to March 1994. Mr. Cetti has 18 years of experience with the Company in various human resources and training positions.

     Mr. Haley has been Vice President of Marketing Communications of the Company since February 1995. He was previously Division Vice President, Marketing Communications from October 1992 until February 1995. Prior to joining the Company, he was a marketing consultant, principally on the development of new retail food products, from November 1991 to October 1992.

     Mr. Motts has been Vice President of Restaurant Development of the Company since September 1988. Mr. Motts has 16 years of experience with the Company in various restaurant development positions.

     Mr. Schultz has been Vice President of the Company since May 1988 and Vice President of Operations and Domestic Franchising for Jack in the Box since November 1994. He was Vice President of Domestic Franchising for Jack in the Box from October 1993 until November 1994. He was previously Vice President of
Jack in the Box Operations-Division I from May 1988 to October 1993. Mr. Schultz has 25 years of experience with the Company in various operations positions.

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

     Ms. Vaughan has been Vice President, Products, Promotions and Consumer Research of the Company since February 1996. She was Division Vice President, New Products and Promotions from November 1994 until February 1996. Previously, she was Manager, Product Marketing from October 1993 until November 1994 and Manager Franchise Analysis from November 1992 to October 1993. Ms. Vaughan has 11 years of experience with the Company in various operations and finance positions.

     Mr. Watson has been Vice President, Real Estate and Construction of the Company since April 1997. From July 1995 to March 1997, he was Vice President, Real Estate and Construction of Boston Chicken, Inc. He was Division Vice President, Real Estate and Construction of the Company from November 1991 through June 1995. Mr. Watson has 13 years of experience with the Company in various real estate and construction positions.

     Mr. Weeks has been Vice President, Controller and Chief Accounting Officer of the Company since August 1995 and was previously Division Vice President and Assistant Controller of the Company from April 1982 through July 1995. Mr. Weeks has been employed by the Company in various finance positions for 22 years.

     Mr. Goodall has been Chairman of the Board since October 1985. For more than five years prior to his retirement in April 1996, he was President and Chief Executive Officer of the Company. Mr. Goodall is a director of Ralcorp Holdings, Inc.

     Mr. Alpert has been a director of the Company since August 1992. Mr. Alpert was a partner in the San Diego office of the law firm of Gibson, Dunn & Crutcher LLP for more than 5 years prior to his retirement in August 1992. He is currently Advisory Counsel to Gibson, Dunn & Crutcher LLP. Gibson, Dunn & Crutcher LLP provides legal services to the Company from time to time.

     Mr. Brown has been a director of the Company since February 1996. He is currently a principal with Westgate Group, LLC. From April 1996 to September 1998, Mr. Brown was President and CEO of Protein Technologies International, Inc., the world's leading supplier of soy-based proteins to the food and paper processing industries. He was Chairman and CEO of Continental Baking Company from October 1984 to July 1995 and President of Van Camp Seafood Company from August 1983 to October 1984. From July 1981 through July 1983, he served as Vice President of Marketing for Jack in the Box.

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

     Mr. Gibbons has been a director of the Company since October 1985 and has been a general partner of Gibbons, Goodwin, van Amerongen, an investment banking firm for more than five years preceding the date hereof. Mr. Gibbons is also a director of Robert Half International, Inc., Menlo Park, California, and Summer Winds Garden Centers, Inc., Boise, Idaho.

     Mr. Hutchison has been a director of the Company since May 1998. He served 18 years as Chief Executive Officer and Chairman of International Technology Corp., one of the largest publicly traded environmental engineering firms in the U.S., until his retirement in 1994. Mr. Hutchison is a director of Sunrise Medical, Inc., Cadiz Land Company Inc., Epic Solutions, and the Huntington Hotel Corp.

     Mr. Payne has been a director of the Company since August 1986. He has been President and Chief Executive Officer of Multi-Ventures, Inc. since February 1976 and was Chairman of the Board of Grossmont Bank, a wholly-owned subsidiary of Bancomer, S.A., from February 1974 until October 1995. Multi Ventures, Inc. is a real estate development and investment company that is also the managing partner of the San Diego Mission Valley Hilton and the Hanalei Hotel. He was a principal in the Company prior to its acquisition by its former parent, Ralston Purina Company, in 1968.

ITEM 11. EXECUTIVE COMPENSATION

         That portion of Foodmaker's definitive Proxy Statement appearing under the captions "Executive Compensation" to be filed with the Commission pursuant to Regulation 14A within 120 days after September 27, 1998 and to be used in connection with its 1999 Annual Meeting of Stockholders is hereby incorporated by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         That portion of Foodmaker's definitive Proxy Statement appearing under the caption "Security Ownership of Certain Beneficial Owners and Management" to be filed with the Commission pursuant to Regulation 14A within 120 days after September 27, 1998 and to be used in connection with its 1999 Annual Meeting of Stockholders is hereby incorporated by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         That portion of Foodmaker's definitive Proxy Statement appearing under the caption "Certain Transactions" to be filed with the Commission pursuant to Regulation 14A within 120 days after September 27, 1998 and to be used in connection with its 1999 Annual Meeting of Stockholders is hereby incorporated by reference.

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

ITEM 14(a)(1) Financial Statements. See the index to consolidated financial statements on page F-1 of this report.

ITEM 14(a)(2) Financial Statement Schedules. Not applicable.

ITEM 14(a)(3) Exhibits.

Number   Description
------   -----------
3.1      Restated Certificate of Incorporation(5)
3.2      Restated Bylaws(4)
4.1      Indenture for the 8 3/8% Senior Subordinated Notes
         due 2008(7)
         (Instruments with respect to the registrant's long-term debt not in excess of 10% of the total assets of the registrant and its subsidiaries on a consolidated basis have been omitted. The registrant agrees to furnish supplementally a copy of any such instrument to the Commission upon request.)
10.1.1   Revolving Credit Agreement dated as of April 1,
         1998 by and between Foodmaker, Inc. and the Banks named therein(7)
10.1.2 First Amendment dated as of August 24, 1998 to the Revolving Credit Agreement dated as of April 1, 1998 by and between Foodmaker, Inc. and the Banks named therein
10.2 Purchase Agreements dated as of January 22, 1987 between Foodmaker, Inc. and FFCA/IIP 1985 Property Company and FFCA/IIP 1986 Property Company(1)
10.3     Land Purchase Agreements dated as of February 18, 1987, by and between Foodmaker, Inc. and FFCA/IPI 1984 Property Company and FFCA/IPI 1985 Property Company and Letter Agreement relating thereto(1)
10.4     Amended and Restated 1992 Employee Stock Incentive Plan(6)
10.5     Capital Accumulation Plan for Executives(2)
10.6     Supplemental Executive Retirement Plan(2)
10.7     Performance Bonus Plan
10.8     Deferred Compensation Plan for Non-Management Directors(3)
10.9     Non-Employee Director Stock Option Plan(3)
10.10    Form of Compensation and Benefits Assurance Agreement for
         Executives(5)
23.1     Consents of KPMG Peat Marwick LLP
27       Financial Data Schedule (included only with electronic filing)
__________

(1) Previously filed and incorporated herein by reference from registrant's Registration Statement on Form S-1 (No. 33-10763) filed February 24, 1987.
(2) Previously filed and incorporated herein by reference from registrant's Annual Report on Form 10-K for the fiscal year ended September 30, 1990.
(3) Previously filed and incorporated herein by reference from registrant's Definitive Proxy Statement dated January 17, 1995 for the Annual Meeting of Stockholders on February 17, 1995.
(4) Previously filed and incorporated herein by reference from registrant's Current Report on Form 8-K as of July 26, 1996.
(5) Previously filed and incorporated herein by reference from registrant's Annual Report on Form 10-K for the fiscal year ended September 29, 1996.
(6) Previously filed and incorporated herein by reference from registrant's Definitive Proxy Statement dated January 12, 1996 for the Annual Meeting of Stockholders on February 14, 1997.
(7) Previously filed and incorporated herein by reference from registrant's Quarterly Report on Form 10-Q for the quarter ended April 12, 1998.

ITEM 14(b) The Company did not file any reports on Form 8-K with the Securities and Exchange Commission during the fourth quarter ended September 27, 1998.

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

                                   FOODMAKER, INC.

                                   By: CHARLES W. DUDDLES
                                       ------------------
                                       Charles W. Duddles Executive Vice
                                       President, Chief Financial Officer, Chief
                                       Administrative Officer and Director
                                       Date: November 25, 1998

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

  Signature                    Title                               Date
 ------------            ---------------------                -----------------

 JACK GOODALL            Chairman of the Board                November 25, 1998
 ------------
 Jack Goodall

 ROBERT J. NUGENT        Chief Executive Officer, President   November 25, 1998
 ----------------        and Director (Principal Executive
 Robert J. Nugent        Officer)


 CHARLES W. DUDDLES      Executive Vice President, Chief      November 25, 1998
 ------------------      Financial Officer, Chief
 Charles W. Duddles      Administrative Officer and
                         Director (Principal Financial
                         Officer)

 DARWIN J. WEEKS         Vice President, Controller and       November 25, 1998
 ---------------         Chief Accounting Officer
 Darwin J. Weeks         (Principal Accounting Officer)


 MICHAEL E. ALPERT       Director                             November 25, 1998
 -----------------
 Michael E. Alpert

 JAY W. BROWN            Director                             November 25, 1998
 ------------
 Jay W. Brown

 PAUL T. CARTER          Director                             November 25, 1998
 --------------
 Paul T. Carter

 MURRAY H. HUTCHISON     Director                             November 25, 1998
 -------------------
 Murray H. Hutchison

 EDWARD GIBBONS          Director                             November 25, 1998
 --------------
 Edward Gibbons

 L. ROBERT PAYNE         Director                             November 25, 1998
 ---------------
 L. Robert Payne

            INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
                                                                    Page
                                                                    ----
Independent Auditors' Report. . . . . . . . . . . . . . . . . . .   F-2
Consolidated Balance Sheets . . . . . . . . . . . . . . . . . . .   F-3
Consolidated Statements of Earnings . . . . . . . . . . . . . . .   F-4
Consolidated Statements of Cash Flows . . . . . . . . . . . . . .   F-5
Consolidated Statements of Stockholders' Equity . . . . . . . . .   F-6
Notes to Consolidated Financial Statements. . . . . . . . . . . .   F-7

                          INDEPENDENT AUDITORS' REPORT




The Board of Directors
Foodmaker, Inc.:


We have audited the accompanying consolidated balance sheets of Foodmaker, Inc. and subsidiaries as of September 27, 1998 and September 28, 1997, and the related consolidated statements of earnings, cash flows and stockholders' equity for the fifty-two weeks ended September 27, 1998, September 28, 1997 and September 29, 1996. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Foodmaker, Inc. and subsidiaries as of September 27, 1998 and September 28, 1997, and the results of their operations and their cash flows for the fifty-two weeks ended
September 27, 1998, September 28, 1997 and September 29, 1996 in conformity with generally accepted accounting principles.

                                                      KPMG PEAT MARWICK LLP
San Diego, California
October 30, 1998

                      FOODMAKER, INC. AND SUBSIDIARIES

                        CONSOLIDATED BALANCE SHEETS
               (Dollars in thousands, except per share data)

                                                   September 27,  September 28,
                                                       1998           1997
-------------------------------------------------------------------------------
                                  ASSETS
Current assets:
  Cash and cash equivalents. . . . . . . . . . .    $  9,952       $  28,527
  Accounts receivable, net . . . . . . . . . . .      13,705          10,482
  Inventories. . . . . . . . . . . . . . . . . .      17,939          18,300
  Prepaid expenses . . . . . . . . . . . . . . .      40,826          42,853
                                                   ---------       ---------
     Total current assets. . . . . . . . . . . .      82,422         100,162
                                                   ---------       ---------
Property and equipment:
  Land . . . . . . . . . . . . . . . . . . . . .      90,159          91,317
  Buildings. . . . . . . . . . . . . . . . . . .     332,840         302,125
  Restaurant and other equipment . . . . . . . .     269,135         231,736
  Construction in progress . . . . . . . . . . .      67,546          34,898
                                                   ---------       ---------
                                                     759,680         660,076
  Less accumulated depreciation
    and amortization . . . . . . . . . . . . . .     227,973         201,289
                                                   ---------       ---------
                                                     531,707         458,787
                                                   ---------       ---------
Other assets, net. . . . . . . . . . . . . . . .     129,459         122,809
                                                   ---------       ---------
                                                   $ 743,588       $ 681,758
                                                   =========       =========

                    LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Current maturities of long-term debt . . . . .   $   1,685       $   1,470
  Accounts payable . . . . . . . . . . . . . . .      52,086          39,575
  Accrued liabilities. . . . . . . . . . . . . .     171,974         152,168
                                                   ---------       ---------
     Total current liabilities . . . . . . . . .     225,745         193,213
                                                   ---------       ---------

Long-term debt, net of current maturities. . . .     320,050         346,191

Other long-term liabilities. . . . . . . . . . .      58,466          54,093

Deferred income taxes. . . . . . . . . . . . . .       2,347             382

Stockholders' equity:
  Preferred stock. . . . . . . . . . . . . . . .           -               -
  Common stock $.01 par value, 75,000,000
    authorized, 40,756,899 and 40,509,469
    issued, respectively . . . . . . . . . . . .         408             405
  Capital in excess of par value . . . . . . . .     285,940         283,517
  Accumulated deficit. . . . . . . . . . . . . .    (114,905)       (181,580)
  Treasury stock, at cost, 2,828,974 and
    1,412,654 shares, respectively . . . . . . .     (34,463)        (14,463)
                                                   ---------       ---------
      Total stockholders' equity . . . . . . . .     136,980          87,879
                                                   ---------       ---------
                                                   $ 743,588       $ 681,758
                                                   =========       =========

          See accompanying notes to consolidated financial statements.

                        FOODMAKER, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF EARNINGS
                     (In thousands, except per share data)

                                                         Fiscal year
                                            ------------------------------------
                                                1998         1997         1996
--------------------------------------------------------------------------------
Revenues:
  Restaurant sales. . . . . . . . . . . .   $1,112,005   $  986,583   $  892,029
  Distribution and other sales. . . . . .       26,407       45,233      132,421
  Franchise rents and royalties . . . . .       35,904       35,426       34,048
  Other . . . . . . . . . . . . . . . . .       49,740        4,500        4,324
                                            ----------   ----------   ----------
                                             1,224,056    1,071,742    1,062,822
                                            ----------   ----------   ----------
Costs and expenses:
  Costs of revenues:
    Restaurant costs of sales . . . . . .      358,612      327,188      290,955
    Restaurant operating costs. . . . . .      587,580      510,176      477,976
    Costs of distribution and other sales       25,727       44,759      130,241
    Franchised restaurant costs . . . . .       23,043       23,619       20,039
  Selling, general and administrative . .       91,583       80,438       72,134
  Interest expense. . . . . . . . . . . .       33,058       40,359       46,126
                                            ----------   ----------   ----------
                                             1,119,603    1,026,539    1,037,471
                                            ----------   ----------   ----------
Earnings before income taxes
  and extraordinary item. . . . . . . . .      104,453       45,203       25,351
Income taxes. . . . . . . . . . . . . . .       33,400        9,900        5,300
                                            ----------   ----------   ----------
Earnings before extraordinary item. . . .       71,053       35,303       20,051
Extraordinary item - loss on early
  extinguishment of debt, net of taxes. .       (4,378)      (1,252)           -
                                            ----------   ----------   ----------
Net earnings. . . . . . . . . . . . . . .   $   66,675   $   34,051   $   20,051
                                            ==========   ==========   ==========
Earnings per share - basic:
  Earnings before extraordinary item. . .   $     1.82   $      .91   $      .52
  Extraordinary item. . . . . . . . . . .         (.11)        (.03)           -
                                            ----------   ----------   ----------
  Net earnings per share. . . . . . . . .   $     1.71   $      .88   $      .52
                                            ==========   ==========   ==========
Earnings per share - diluted:
  Earnings before extraordinary item. . .   $     1.77   $      .89   $      .51
  Extraordinary item. . . . . . . . . . .         (.11)        (.03)           -
                                            ----------   ----------   ----------
  Net earnings per share. . . . . . . . .   $     1.66   $      .86   $      .51
                                            ==========   ==========   ==========
Weighted average shares outstanding:
   Basic. . . . . . . . . . . . . . . . .       39,092       38,933       38,818
   Diluted. . . . . . . . . . . . . . . .       40,113       39,776       39,301

          See accompanying notes to consolidated financial statements.

                         FOODMAKER, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (Dollars in thousands)

                                                         Fiscal year
                                             ---------------------------------
                                                 1998       1997        1996
------------------------------------------------------------------------------

Cash flows from operating activities:
  Net earnings before extraordinary item. .  $  71,053   $  35,303   $  20,051
  Non-cash items included in operations:
    Depreciation and amortization . . . . .     40,201      37,922      36,491
    Deferred finance cost amortization. . .      1,913       2,036       2,499
    Deferred income taxes . . . . . . . . .        585      (7,017)     (2,296)
  Decrease (increase) in receivables. . . .     (3,223)      2,000      12,790
  Decrease in inventories . . . . . . . . .        361       2,550       1,535
  Decrease (increase) in prepaid expenses .      1,153     (22,818)     (7,421)
  Increase (decrease) in accounts payable .     12,511      10,282      (2,722)
  Increase in other accrued liabilities . .     25,925      39,218      20,121
                                             ---------   ---------   ---------
    Cash flows provided by operating
     activities . . . . . . . . . . . . . .    150,479      99,476      81,048
                                             ---------   ---------   ---------

Cash flows from investing activities:
  Additions to property and equipment . . .   (111,098)    (59,660)    (33,232)
  Dispositions of property and equipment. .      5,431       3,357       4,597
  Increase in trading area rights . . . . .     (6,763)     (5,553)     (1,086)
  Other . . . . . . . . . . . . . . . . . .     (8,358)     (1,401)     (1,012)
                                             ---------   ---------   ---------
    Cash flows used in investing activities   (120,788)    (63,257)    (30,733)
                                             ---------   ---------   ---------

Cash flows from financing activities:
  Principal payments on long-term debt, . .
    including current maturities. . . . . .   (251,504)    (51,817)    (44,677)
  Proceeds from issuance of long-term debt.    127,690         950         400
  Borrowings under revolving bank loans . .    224,500           -           -
  Principal repayments under revolving bank
    loans . . . . . . . . . . . . . . . . .   (127,000)          -           -
  Extraordinary loss on retirement of debt,
    net of taxes. . . . . . . . . . . . . .     (4,378)     (1,252)          -
  Repurchase of common stock. . . . . . . .    (20,000)          -           -
  Proceeds from issuance of common stock. .      2,426       2,444          80
                                             ---------   ---------   ---------
    Cash flows used in financing activities    (48,266)    (49,675)    (44,197)
                                             ---------   ---------   ---------

Net increase (decrease) in cash and cash
  equivalents . . . . . . . . . . . . . . .  $ (18,575)  $ (13,456)  $   6,118
                                             =========   =========   =========

Supplemental disclosure of cash flow
  information:
 Cash paid during the year for:
   Interest, net of amounts capitalized . .  $  30,551   $  38,759   $  46,712
   Income tax payments. . . . . . . . . . .     28,519       7,179       9,013



               See accompanying notes to consolidated financial statements.

                         FOODMAKER, INC. AND SUBSIDIARIES

                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                  (Dollars in thousands, except per share data)

                                            Common stock
                                    --------------------------   Capital in
                                    Number of                    excess of      Accumulated    Treasury
                                     Shares          Amount      par value        deficit        stock      Total
--------------------------------------------------------------------------------------------------------------------
Balance at October 1, 1995. . . .   40,214,849       $ 402       $280,996       $(235,682)     $(14,463)    $31,253

Exercise of stock options
  and warrants. . . . . . . . . .       38,330           1             79               -             -          80

Net earnings. . . . . . . . . . .            -           -              -          20,051             -      20,051
                                    ----------       -----       --------       ---------      --------    --------
Balance at September 29, 1996 . .   40,253,179         403        281,075        (215,631)      (14,463)     51,384

Exercise of stock options
  and warrants. . . . . . . . . .      256,290           2          1,711               -             -       1,713

Tax benefit associated with
  exercise of stock options . . .            -           -            731               -             -         731

Net earnings. . . . . . . . . . .            -           -              -          34,051             -      34,051
                                    ----------       -----       --------       ---------      --------    --------
Balance at September 28, 1997 . .   40,509,469         405        283,517        (181,580)      (14,463)     87,879

Exercise of stock options
  and warrants. . . . . . . . . .      247,430           3          1,701               -             -       1,704

Tax benefit associated with
  exercise of stock options . . .            -           -            722               -             -         722

Purchases of treasury stock . . .            -           -              -               -       (20,000)    (20,000)

Net earnings. . . . . . . . . . .            -           -              -          66,675             -      66,675
                                    ----------       -----       --------       ---------      --------    --------
Balance at September 27, 1998 . .   40,756,899       $ 408       $285,940       $(114,905)     $(34,463)   $136,980
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

   Basis of presentation and fiscal year - The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All significant intercompany transactions are eliminated. Certain prior year amounts in the consolidated financial statements have been reclassified to conform with the 1998 presentation. The Company's fiscal year is 52 or 53 weeks ending the Sunday closest to September 30. The financial statements include the accounts of the Company for and as of the 52 weeks ended September 27, 1998, September 28, 1997 and September 29, 1996.

   Financial instruments - The fair value of the Company's cash equivalents, accounts receivable and accounts payable approximate the carrying amounts due to their short maturities. The fair values of each of the Company's long-term debt instruments are based on quoted market values, where available, or on the amount of future cash flows associated with each instrument discounted using the Company's current borrowing rate for similar debt instruments of comparable maturity. The estimated fair values of the Company's long-term debt at September 27, 1998 and September 28, 1997 approximate carrying values.

   The Company uses commodities hedging instruments, to reduce the risk of price fluctuations related to future raw materials requirements for commodities such as beef and pork. The terms of such instruments generally do not exceed twelve months, and depend on the commodity and other market factors. Gains and losses are deferred and subsequently recorded as cost of products sold in the statement of earnings in the same period as the hedged transactions.

   The Company uses interest rate swap agreements in the management of interest rate exposure. The interest rate differential to be paid or received is normally accrued as interest rates change, and is recognized as a component of interest expense over the life of the agreements. At September 27, 1998, the Company had a $25 million notional amount interest rate swap agreement expiring in June 2001. This agreement effectively converts a portion of the Company's variable rate bank debt to fixed rate debt and has a pay rate of 6.88%.

   At September 27, 1998, the Company had no other material financial instruments subject to significant market exposure.

   Cash and cash equivalents - The Company invests cash in excess of operating requirements in short term, highly liquid investments with original maturities of three months or less, which are considered as cash equivalents.

   Inventories are valued at the lower of cost (first-in, first-out method) or market.

   Preopening costs are those typically associated with the opening of a new restaurant and consist primarily of employee training costs. Preopening costs are expensed as incurred.

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

   Other assets primarily include trading area rights, lease acquisition costs, deferred franchise contract costs, deferred finance costs and goodwill. Trading area rights represent the amount allocated under purchase accounting to reflect the value of operating existing restaurants within their specific trading area. These rights are amortized on a straight-line basis over the period of control of the property, not exceeding 40 years, and are retired when a restaurant is franchised or sold.

   Lease acquisition costs represent the acquired values of existing lease contracts having lower contractual rents than fair market rents and are amortized over the remaining lease term.

   Also included in other assets are deferred franchise contract costs which represent the acquired value of franchise contracts in existence at the time the Company was acquired in 1988 and are amortized over the term of the franchise agreement, usually 20 years; deferred finance costs which are amortized on the interest method over the terms of the respective loan agreements, from 4 to 10 years; and goodwill which represents the excess of purchase price over the fair value of net assets acquired and is amortized on a straight-line basis over 40 years.

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

   Franchise operations - Franchise arrangements generally provide for initial license fees of $50 (formerly $25) per restaurant and continuing payments to the Company based on a percentage of sales. Among other things, the franchisee may be provided the use of land and building, generally for a period of 20 years, and is required to pay negotiated rent, property taxes, insurance and maintenance. Franchise fees are recorded as revenue when the Company has substantially performed all of its contractual obligations. Expenses associated with the issuance of the franchise are expensed as incurred. Franchise rents and royalties are recorded as income on an accrual basis. Gains on sales of restaurant businesses to franchisees, which have not been material, are recorded as other revenues when the sales are consummated and certain other criteria are met.

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

   Net earnings per share - The Company adopted SFAS 128, Earnings per Share, in 1998. SFAS 128 requires the presentation of basic earnings per share, computed using the weighted average number of shares outstanding during the period, and diluted earnings per share, computed using the additional dilutive effect of all common stock equivalents. The Company's diluted earnings per share computation includes the dilutive impact of stock options and warrants. All prior periods have been restated to conform with the provisions of SFAS 128.

                         FOODMAKER, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  (Dollars in thousands, except per share data)
                                   (continued)

1. ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

   Stock options - The Company accounts for stock options under the intrinsic value based method, as prescribed by Accounting Principles Board ("APB") Opinion No. 25, whereby compensation expense is recognized for the excess, if any, of the quoted market price of the Company stock at the date of grant over the option price. The Company's policy is to grant stock options at fair value at the date of grant. The Company has included pro forma information in
   Note 7, as permitted by SFAS 123, Accounting for Stock-Based Compensation.

   Advertising costs - The Company maintains a marketing fund consisting of funds contributed by the Company equal to at least 5% of gross sales of all Company-operated Jack in the Box restaurants and contractual marketing fees paid monthly by franchisees for restaurants operated in the United States. Production costs of commercials, programming and other marketing activities are expensed to the marketing fund when the advertising is first used and the costs of advertising are charged to operations as incurred. The Company's contributions to the marketing fund and other marketing expenses, which are included in selling, general and administrative expenses in the accompanying consolidated statements of earnings, were $58,256, $51,870 and $47,183 in 1998, 1997 and 1996, respectively.

   Estimations - In preparing the consolidated financial statements in conformity with generally accepted accounting principles, management is required to make certain assumptions and estimates that affect reported amounts of assets, liabilities, revenues, expenses and the disclosure of contingencies. Actual amounts could differ from these estimates.

2. LONG-TERM DEBT

                                                                   1998        1997
   ---------------------------------------------------------------------------------
   The detail of long-term debt at each year end follows:
     Bank loans, variable interest rate based on established
       market indicators which approximate the prime rate or
       less. . . . . . . . . . . . . . . . . . . . . . . . . .  $ 97,500    $      -
     Senior subordinated notes, 8 3/8% interest, net of
       discount of $200 reflecting an 8.4% effective
       interest rate due April 15, 2008, redeemable
       beginning April 15, 2003. . . . . . . . . . . . . . . .   124,800           -
     Senior notes, 9 1/4% interest, due March 1, 1999,
       repaid in 1998. . . . . . . . . . . . . . . . . . . . .         -     125,000
     Senior subordinated notes, 9 3/4% interest, due
       June 1, 2002, repaid in 1998. . . . . . . . . . . . . .         -     125,000
     Financing lease obligations, net of discounts of
       $1,794 and $2,172 reflecting a 10.3% effective
       interest rate, semi-annual payments of $3,413
       and $747 to cover interest and sinking fund
       requirements and due in equal installments
       January 1, 2003 and November 1, 2003, respectively. . .    68,206      67,828
     Secured notes, 11 1/2% interest, due in monthly
       installments through May 1, 2005. . . . . . . . . . . .     8,171       8,684
     Secured notes, 9 1/2% interest, due in monthly
       installments through August 1, 2017 . . . . . . . . . .     7,931       8,320
     Capitalized lease obligations, 11% average
       interest rate . . . . . . . . . . . . . . . . . . . . .    13,529      11,519
     Other notes, principally unsecured, 10% average
       interest rate . . . . . . . . . . . . . . . . . . . . .     1,598       1,310
                                                                --------    --------
                                                                 321,735     347,661
     Less current portion. . . . . . . . . . . . . . . . . . .     1,685       1,470
                                                                --------    --------
                                                                $320,050    $346,191
                                                                ========    ========

                        FOODMAKER, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  (Dollars in thousands, except per share data)
                                   (continued)

2. LONG-TERM DEBT (continued)

   On April 1, 1998, the Company entered into a new revolving bank credit agreement, which expires March 31, 2003 and provides for a credit facility of up to $175 million, including letters of credit of up to $25 million. The credit agreement requires the payment of an annual commitment fee of approximately .2% of the unused credit line. At September 27, 1998, the Company had borrowings of $97.5 million and approximately $71.9 million of availability under the agreement.

   Beginning in September 1997, the Company initiated a refinancing plan to reduce and restructure its debt. At that time, the Company prepaid $50 million of the 9 1/4% senior notes due 1999 using available cash. The retirement of these notes resulted in an extraordinary loss of $1,602, less income tax benefits of $350, on the early extinguishment of the debt. In 1998 the Company repaid the remaining $125 million of its 9 1/4% senior notes and all $125 million of its 9 3/4% senior subordinated notes due 2002, and incurred an extraordinary loss of $6,978, less income tax benefits of $2,600, relating to the early extinguishment of the debt.

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

   In early January 1994, the Company entered into financing lease arrangements with two limited partnerships (the "Partnerships"), in which interests in 76 restaurants for a specified period of time were sold. The acquisition of the properties, including costs and expenses, was funded through the issuance by a special purpose corporation acting as agent for the Partnerships of $70 million senior secured notes. On January 1, 2003 and November 1, 2003, the Company must make offers to reacquire 50% of the properties at each date at a price which is sufficient, in conjunction with previous sinking fund deposits, to retire the notes. If the Partnerships reject the offers, the Company may purchase the properties at less than fair market value or cause the Partnerships to fund the remaining principal payments on the notes and, at the Company's option, cause the Partnerships to acquire the Company's residual interest in the properties. If the Partnerships are allowed to retain their interests, the Company has available options to extend the leases for total terms of up to 35 years, at which time the ownership of the property will revert to the Company. The transactions are reflected as financings with the properties remaining in the Company's consolidated financial statements.

   Aggregate maturities and sinking fund requirements on all long-term debt are $3,346, $3,534, $3,763 and $101,494 for the years 2000 through 2003, respectively.

   Interest capitalized during the construction period of restaurants was $1,203, $683 and $200 in 1998, 1997 and 1996, respectively.

3. LEASES

   As Lessee - The Company leases restaurant and other facilities under leases having terms expiring at various dates through 2046. The leases generally have renewal clauses of 5 to 20 years exercisable at the option of the Company and in some instances have provisions for contingent rentals based upon a percentage of defined revenues. Total rent expense for all operating leases was $94,275, $84,964 and $81,006, including contingent rentals of $4,561, $4,513 and $3,903 in 1998, 1997 and 1996, respectively.

   Future minimum lease payments under capital and operating leases are as follows:

        Fiscal                                      Capital      Operating
         Year                                       leases        leases
    ---------------------------------------------------------------------
        1999. . . . . . . . . . . . . . . . . . .  $  1,979     $  83,473
        2000. . . . . . . . . . . . . . . . . . .     1,961        79,618
        2001. . . . . . . . . . . . . . . . . . .     1,959        75,463
        2002. . . . . . . . . . . . . . . . . . .     1,959        71,892
        2003. . . . . . . . . . . . . . . . . . .     1,959        69,192
        Thereafter. . . . . . . . . . . . . . . .    18,183       466,675
                                                   --------     ---------
        Total minimum lease payments. . . . . . .    28,000     $ 846,313
                                                                =========
        Less amount representing interest . . . .    14,471
                                                   --------
        Present value of obligations under
          capital leases. . . . . . . . . . . . .    13,529
        Less current portion. . . . . . . . . . .       554
                                                   --------
        Long-term capital lease obligations . . .  $ 12,975
                                                   ========

   Building assets recorded under capital leases were $12,301 and $10,403, net of accumulated depreciation of $4,790 and $4,228, as of September 27, 1998 and September 28, 1997, respectively.

   As Lessor - The Company leases or subleases restaurants to certain franchisees and others under agreements which generally provide for the payment of percentage rentals in excess of stipulated minimum rentals, usually for a period of 20 years. Total rental revenue was $22,747, $22,624 and $21,497, including contingent rentals of $6,976, $6,744 and $5,469 in 1998, 1997 and 1996, respectively.

   The minimum rents receivable under these non-cancelable leases are as follows:

        Fiscal                                      Sales-type   Operating
         Year                                        leases        leases
    ----------------------------------------------------------------------
        1999. . . . . . . . . . . . . . . . . . . .  $  44       $ 16,663
        2000. . . . . . . . . . . . . . . . . . . .     44         16,177
        2001. . . . . . . . . . . . . . . . . . . .     44         15,475
        2002. . . . . . . . . . . . . . . . . . . .     44         14,684
        2003. . . . . . . . . . . . . . . . . . . .     45         13,630
        Thereafter. . . . . . . . . . . . . . . . .    129         64,269
                                                     -----       --------
        Total minimum future rentals. . . . . . . .    350       $140,898
                                                                 ========
        Less amount representing interest . . . . .    113
                                                     -----
        Net investment (included in other assets) .  $ 237
                                                     =====

   Land and building assets held for lease were $55,285 and $58,288, net of accumulated depreciation of $20,157 and $18,508, as of September 27, 1998 and September 28, 1997, respectively.

                        FOODMAKER, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  (Dollars in thousands, except per share data)
                                   (continued)

4. INCOME TAXES

   The fiscal year income taxes consist of the following:

                                                   1998         1997        1996
   ------------------------------------------------------------------------------
   Federal- current. . . . . . . . . . . . . .   $ 24,618     $ 12,222   $  7,179
          - deferred . . . . . . . . . . . . .      3,707       (6,248)    (2,680)
   State  - current. . . . . . . . . . . . . .      5,597        4,345        737
          - deferred . . . . . . . . . . . . .     (3,122)        (769)        64
                                                 --------     --------   --------
   Subtotal                                        30,800        9,550      5,300
   Income tax benefit of extraordinary item. .      2,600          350          -
                                                 --------     --------   --------
   Income taxes. . . . . . . . . . . . . . . .   $ 33,400     $  9,900   $  5,300
                                                 ========     ========   ========


   A reconciliation of fiscal year income taxes with the amounts computed at the statutory federal rate of 35% follows:


                                                   1998         1997        1996
   ---------------------------------------------------------------------------------
   Computed at federal statutory rate. . . . . . $ 36,559     $ 15,821    $ 8,874
   State income taxes, net of federal effect . .    1,609        2,324        521
   Jobs tax credit wages . . . . . . . . . . . .     (861)        (180)         -
   Reduction to valuation allowance. . . . . . .   (4,581)     (10,816)    (4,295)
   Adjustment of tax loss, contribution and
     tax credit carryforwards. . . . . . . . . .      584        1,986          -
   Other, net. . . . . . . . . . . . . . . . . .       90          765        200
                                                 --------     --------    -------
                                                 $ 33,400     $  9,900    $ 5,300
                                                 ========     ========    =======

   The tax effects of temporary differences that give rise to significant portions of deferred tax assets and deferred tax liabilities at each year end are presented below:

                                                                 1998       1997
   ------------------------------------------------------------------------------
   Deferred tax assets:
     Tax loss and tax credit carryforwards. . . . . . . . .   $ 36,867   $ 50,261
     Accrued insurance. . . . . . . . . . . . . . . . . . .     18,610     18,938
     Accrued pension and postretirement benefits. . . . . .     12,756      9,759
     Accrued vacation pay expense . . . . . . . . . . . . .      7,019      6,446
     Other reserves and allowances. . . . . . . . . . . . .      7,586      5,671
     Deferred income. . . . . . . . . . . . . . . . . . . .      4,282      3,763
     Other, net . . . . . . . . . . . . . . . . . . . . . .      5,842      4,335
                                                              --------   --------
     Total gross deferred tax assets. . . . . . . . . . . .     92,962     99,173
     Less valuation allowance . . . . . . . . . . . . . . .     29,815     34,396
                                                              --------   --------
     Net deferred tax assets. . . . . . . . . . . . . . . .     63,147     64,777
                                                              --------   --------
   Deferred tax liabilities:
     Property and equipment, principally due to
       differences in depreciation. . . . . . . . . . . . .     53,203     50,405
     Intangible assets. . . . . . . . . . . . . . . . . . .     12,291     14,435
     Other, net . . . . . . . . . . . . . . . . . . . . . .          -        319
                                                              --------   --------
     Total gross deferred tax liabilities . . . . . . . . .     65,494     65,159
                                                              --------   --------
     Net deferred tax liability . . . . . . . . . . . . . .   $  2,347   $    382
                                                              ========   ========


                        FOODMAKER, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 (Dollars in thousands, except per share data)
                                  (continued)

4. INCOME TAXES (continued)

   The valuation allowance of $29,815 as of September 27, 1998 and $34,396 as of September 28, 1997 represents deferred tax assets that may not be realized by the reversal of future taxable differences. The net change in the valuation allowance was a decrease of $4,581 for fiscal year 1998 and a decrease of $10,816 for fiscal year 1997. These decreases related to the expected future use of tax loss and tax credit carryforwards. Management believes it is more likely than not that the net deferred tax assets will be realized through future taxable income or alternative tax strategies.

   At September 27, 1998, the Company had tax loss carryforwards and alternative minimum tax credit carryforwards which may be used to reduce regular federal income taxes. These carryforwards begin to expire in 2000.

   From time to time the Company may take positions for filing its tax returns which may differ from the treatment of the same item for financial reporting purposes. The ultimate outcome of these items will not be known until such time as the Internal Revenue Service has completed its examination or until the statute of limitations has expired. As of September 27, 1998, the Internal Revenue Service had completed its examinations of the Company's federal income tax returns through fiscal year 1994.

5. RETIREMENT, SAVINGS AND BONUS PLANS

   The Company has non-contributory defined benefit pension plans covering substantially all salaried and hourly employees meeting certain eligibility requirements. These plans are subject to modification at any time. The plans provide retirement benefits based on years of service and compensation. It is the Company's practice to fund retirement costs as necessary.

   The components of the fiscal year net defined benefit pension expense are as follows:

                                                  1998        1997        1996
   -----------------------------------------------------------------------------

   Present value of benefits earned during
     the year. . . . . . . . . . . . . . .      $ 3,116     $ 3,069     $ 2,634
   Interest cost on projected benefit
     obligations . . . . . . . . . . . . .        4,047       4,337       3,659
   Actual return on plan assets. . . . . .        1,771      (7,993)     (3,630)
   Net amortization. . . . . . . . . . . .       (6,255)      4,913         978
                                                -------     -------     -------
   Net pension expense for the period. . .      $ 2,679     $ 4,326     $ 3,641
                                                =======     =======     =======

                        FOODMAKER, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 (Dollars in thousands, except per share data)
                                  (continued)

5. RETIREMENT, SAVINGS AND BONUS PLANS (continued)

   The funded status of the plans at each year end is as follows:

                                           1998                     1997
                                  ----------------------   -----------------------
                                                  Non-                    Non-
                                  Qualified    qualified   Qualified    qualified
                                    plans         plan       plans        plan
   -------------------------------------------------------------------------------
   Actuarial present value of
     benefit obligations:
       Vested benefits. . . . . . $(50,679)    $ (9,912)    $(38,264)    $ (7,448)
       Nonvested benefits . . . .   (3,903)      (1,852)      (3,668)      (1,398)
                                  --------     --------     --------     --------
       Accumulated benefit
         obligation . . . . . . .  (54,582)     (11,764)     (41,932)      (8,846)
       Effect of future salary
         increases. . . . . . . .  (10,787)      (4,530)     (10,796)      (3,984)
                                  --------     --------     --------     --------
   Projected benefit obligation    (65,369)     (16,294)     (52,728)     (12,830)
   Plan assets at fair value. . .   55,454            -       50,916            -
                                  --------     --------     --------      --------
   Projected benefit obligations
     in excess of plan assets . .   (9,915)     (16,294)      (1,812)     (12,830)
   Unrecognized prior service
     cost . . . . . . . . . . . .     (173)       4,898         (208)       5,366
   Unrecognized net transition
     obligation . . . . . . . . .       28           85           37          112
   Unrecognized net loss. . . . .    9,628        2,795        2,180          254
                                  --------     --------     --------     --------
   Pension liability. . . . . . . $   (432)    $ (8,516)    $    197     $ (7,098)
                                  ========     ========     ========     ========


   In determining the present values of benefit obligations, the Company's actuaries assumed discount rates of 7.00% and 7.75% at the measurement dates of June 30, 1998 and September 28, 1997, respectively. The assumed rate of increase in compensation levels was 4% in 1998 and 5% in 1997. The long-term rate of return on assets was 8.5% in both years. Assets of the qualified plans consist primarily of listed stocks and bonds.

   The Company maintains a savings plan pursuant to Section 401(k) of the Internal Revenue Code, which allows administrative and clerical employees who have satisfied the service requirements and reached age 21, to defer from 2% to 12% of their pay on a pre-tax basis. The Company contributes an amount equal to 50% of the first 4% of compensation that is deferred by the participant. The Company's contributions under this plan were $1,141, $1,138 and $1,067 in 1998, 1997 and 1996, respectively. The Company also maintains an unfunded, non-qualified deferred compensation plan, which was created in 1990 for key executives and other members of management who were then excluded from participation in the qualified savings plan. This plan allows participants to defer up to 15% of their salary on a pre-tax basis. The Company contributes an amount equal to 100% of the first 3% contributed by the employee. The Company's contributions under the non-qualified deferred compensation plan were $372, $324 and $233 in 1998, 1997 and 1996, respectively. In each plan, a participant's right to Company contributions vests at a rate of 25% per year of service.

   The Company maintains a bonus plan that allows certain officers and management of the Company to earn annual cash bonuses based upon achievement of certain financial and performance goals approved by the compensation committee of the Company's Board of Directors. Under this plan, $3,834, $3,493 and $3,172 was expensed in 1998, 1997 and 1996, respectively.

                        FOODMAKER, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  (Dollars in thousands, except per share data)
                                   (continued)

5. RETIREMENT, SAVINGS AND BONUS PLANS (continued)

   The Company maintains a deferred compensation plan for non-management directors. Under the plan's equity option, those who are eligible to receive directors' fees or retainers may choose to defer receipt of their compensation. The amounts deferred are converted into stock equivalents at the then current market price of the Company's common stock. The Company provides a credit equal to 25% of the compensation initially deferred. Under this plan, a total of $262, $835 and $186 was expensed in 1998, 1997 and 1996, respectively, for both the deferment credit and the stock appreciation on the deferred compensation.

6. POSTRETIREMENT BENEFIT PLAN

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

   The components of the fiscal year net periodic postretirement benefit cost are as follows:

                                                1998        1997        1996
   ----------------------------------------------------------------------------
   Service cost. . . . . . . . . . . . . . .  $   517    $    530    $   505
   Interest cost . . . . . . . . . . . . . .    1,021         913        816
   Net amortization and deferral . . . . . .      (88)       (120)      (120)
                                              -------    --------    -------
   Net periodic postretirement benefit cost.  $ 1,450    $  1,323    $ 1,201
                                              =======    ========    =======

   The plan's funded status reconciled with amounts recognized in the Company's consolidated balance sheets at each year end is as follows:

                                                            1998        1997
   ----------------------------------------------------------------------------
   Accumulated postretirement benefit obligation:
    Retirees. . . . . . . . . . . . . . . . . . . . .    $ (1,916)  $ (1,577)
    Fully eligible active plan participants . . . . .      (3,930)    (3,183)
    Other active plan participants. . . . . . . . . .     (10,424)    (8,441)
                                                         --------   --------
                                                          (16,270)   (13,201)
   Plan assets at fair value. . . . . . . . . . . . .           -          -
                                                         --------   --------
   Accumulated postretirement benefit obligation
     in excess of plan assets . . . . . . . . . . . .     (16,270)   (13,201)
   Unrecognized prior service cost. . . . . . . . . .           -          -
   Unrecognized net gain. . . . . . . . . . . . . . .        (352)    (1,939)
                                                         --------   --------
   Accrued postretirement benefit cost included
     in other long-term liabilities . . . . . . . . .    $(16,622)  $(15,140)
                                                         ========   ========

   In determining the above information, the Company's actuaries assumed a discount rate of 7.00% and 7.75% at the measurement dates of June 30, 1998 and September 28, 1997, respectively.

                        FOODMAKER, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  (Dollars in thousands, except per share data)
                                   (continued)

6. POSTRETIREMENT BENEFIT PLAN (continued)

   For measurement purposes, an 8.5% annual rate of increase in the per capita cost of covered benefits (i.e., health care cost trend rate) was assumed for 1999 for plan participants under age 65; the rate was assumed to decrease .5% per year to 5.0% by the year 2006 and remain at that level thereafter. For plan participants age 65 years or older, a 6.5% annual health care cost trend rate was assumed for 1999; the rate was assumed to decrease .5% per year to 4.0% by the year 2004. The health care cost trend rate assumption has a significant effect on the amounts reported. For example, increasing the assumed health care cost trend rates by one percentage point in each year would increase the accumulated postretirement benefit obligation as of September 27, 1998 by $3,399, or 21%, and the aggregate of the service and interest cost components of net periodic postretirement benefit cost for 1998 by $450 or 29%.

   The Company offers stock option plans to attract, retain and motivate key officers, non-employee directors and employees by providing for or increasing the proprietary interests of such persons to work toward the future financial success of the Company.

   In January 1992, the Company adopted the 1992 Employee Stock Incentive Plan (the "1992 Plan") and, as part of a merger, assumed outstanding options to employees under its predecessor's 1990 Stock Option Plan and assumed contractually the options to purchase 42,750 shares of common stock granted to two non-employee directors of the Company. Under the 1992 Plan, employees are eligible to receive stock options, restricted stock and other various stock-based awards. Subject to certain adjustments, up to a maximum of 3,775,000 shares of common stock may be sold or issued under the 1992 Plan. No awards shall be granted after January 16, 2002, although stock may be issued thereafter pursuant to awards granted prior to such date.

   In August 1993, the Company adopted the 1993 Stock Option Plan (the "1993 Plan"). Under the 1993 Plan, employees who do not participate in the 1992 Plan are eligible to receive annually stock options with an aggregate exercise price equivalent to a percentage of their eligible earnings.
   Subject to certain adjustments, up to a maximum of 3,000,000 shares of common stock may be sold or issued under the 1993 Plan. No awards shall be granted after December 11, 2003, although common stock may be issued thereafter pursuant to awards granted prior to such date.

   In February 1995, the Company adopted the Non-Employee Director Stock Option Plan (the "Director Plan"). Under the Director Plan, any eligible director of the Company who is not an employee of the Company or a subsidiary of the Company is granted annually an option to purchase 10,000 shares of common stock at fair market value. Subject to certain adjustments, up to a maximum of 250,000 shares of common stock may be sold or issued under the Director Plan. Unless sooner terminated, no awards shall be granted after February 17, 2005, although common stock may be issued thereafter pursuant to awards granted prior to such date. The terms and conditions of the stock-based awards under the plans are determined by a committee of the Board of Directors on each award date and may include provisions for the exercise price, expirations, vesting, restriction on sales and forfeiture, as applicable. Options granted under the plans have terms not exceeding 11 years and provide for an option exercise price of not less than 100% of the fair market value of the common stock at the date of grant.

                        FOODMAKER, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 (Dollars in thousands, except per share data)
                                   (continued)

7. STOCK OPTIONS (continued)

   The following is a summary of stock option activity for the three fiscal years ended September 27, 1998:

                                                    Option exercise price per share
                                                    -------------------------------
                                                                         Weighted
                                          Shares           Range         average
   --------------------------------------------------------------------------------
   Balance at October 2, 1995. . . . .   2,311,971      $.96-12.25        $6.37
       Granted . . . . . . . . . . . .     540,891       6.75-9.13         7.22
       Exercised . . . . . . . . . . .     (10,880)      1.13-6.50         4.73
       Canceled. . . . . . . . . . . .    (129,395)     1.13-11.00         8.07
                                         ---------
   Balance at September 29, 1996 . . .   2,712,587       .96-12.25         6.52
       Granted . . . . . . . . . . . .     807,165     10.13-12.63        12.35
       Exercised . . . . . . . . . . .    (251,640)      .96-12.25         6.76
       Canceled. . . . . . . . . . . .    (111,078)     5.75-12.63         8.77
                                         ---------
   Balance at September 28, 1997 . . .   3,157,034       .96-12.63         7.90
       Granted . . . . . . . . . . . .     761,046     17.44-19.06        18.93
       Exercised . . . . . . . . . . .    (198,200)     1.13-12.63         8.27
       Canceled. . . . . . . . . . . .    (108,759)     5.75-19.06        11.37
                                         ---------
   Balance at September 27, 1998 . . .   3,611,121       .96-19.06        10.10
                                         =========


   The following is a summary of stock options outstanding at September 27, 1998:

                        Options outstanding                Options exercisable
               --------------------------------------   -------------------------
                              Weighted
                              average      Weighted                     Weighted
    Range of                 remaining     average                      average
    exercise      Number    contractual    exercise       Number        exercise
     prices    outstanding     life         price       exercisable      price
   ------------------------------------------------------------------------------
   $  .96-5.75    709,687       3.81       $ 2.23         647,408        $ 1.97
    5.88-10.00  1,226,242       6.33         7.79       1,028,648          7.93
   10.13-12.63    930,092       8.30        12.03         501,253         11.73
   17.44-19.06    745,100      10.09        18.93          62,621         17.49
                ---------                               ---------
     .96-19.06  3,611,121       7.12        10.10       2,239,930          7.32
                =========                               =========

   At September 27, 1998, September 28, 1997 and September 29, 1996, the number of options exercisable were 2,239,930, 1,835,341 and 1,732,899, respectively and the weighted average exercise price of those options were $7.32, $6.40 and $6.12, respectively. Effective fiscal year 1997, the Company adopted the disclosure requirements of SFAS 123. As permitted under this Statement, the Company will continue to measure stock-based compensation cost using its current "intrinsic value" accounting method.

                        FOODMAKER, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 (Dollars in thousands, except per share data)
                                   (continued)

7. STOCK OPTIONS (continued)

   For purposes of the following pro forma disclosures required by SFAS 123, the fair value of each option granted after fiscal 1995 has been estimated on the date of grant using the Black-Scholes option-pricing model. Such models require the input of highly subjective assumptions, including the expected volatility of the stock price. Therefore, in management's opinion, the existing models do not provide a reliable single measure of the value of employee stock options. The following weighted average assumptions were used for grants: risk free interest rates of 5.73%, 6.38% and 6.17% in 1998, 1997 and 1996, respectively; expected volatility of 34%, 35% and 37%, respectively; and an expected life of 6 years in each year. The company has not paid any cash or other dividends and does not anticipate paying dividends in the foreseeable future, therefore the expected dividend yield is zero.
   The weighted average fair value of options granted was $8.32 in 1998, $5.80 in 1997 and $3.45 in 1996. Had compensation expense been recognized for stock-based compensation plans in accordance with provisions of SFAS 123, the Company would have recorded net earnings of $65,011, or $1.66 per basic share and $1.62 per diluted share, in 1998; $33,211, or $.85 per basic share and $.83 per diluted share, in 1997; and $19,854, or $.51 per both basic and diluted share, in 1996.

   For the pro forma disclosures, the options' estimated fair values were amortized over their vesting periods. The pro forma disclosures do not include a full five years of grants since SFAS 123 does not apply to grants before 1995. Therefore, these pro forma amounts are not indicative of anticipated future disclosures.

8. STOCKHOLDERS' EQUITY

   The Company has 15,000,000 shares of preferred stock authorized for issuance at a par value of $.01 per share. No shares have been issued.

   On July 26, 1996, the Board of Directors declared a dividend of one preferred stock purchase right (a "Right") for each outstanding share of the Company's common stock, which Rights expire on July 26, 2006. Each Right entitles a stockholder to purchase for an exercise price of $40, subject to adjustment, one one-hundredth of a share of Series A Junior Participating Cumulative Preferred Stock of the Company, or, under certain circumstances, shares of common stock of the Company or a successor company with a market value equal to two times the exercise price. The Rights would only become exercisable for all other persons when any person has acquired or commences to acquire a beneficial interest of at least 20% of the Company's outstanding common stock. The Rights have no voting privileges and may be redeemed by the Board of Directors at a price of $.001 per Right at any time prior to or shortly after the acquisition of a beneficial ownership of 20% of the outstanding common shares. There are 379,279 shares of Series A Junior Participating Cumulative Preferred Stock reserved for issuance upon exercise of the Rights.

   In conjunction with the December 1988 acquisition of the Company, warrants for the purchase of 1,584,573 shares of common stock were issued and are exercisable at $.93 per share, as adjusted. As of September 27, 1998, warrants for 1,531,956 shares had been exercised.

   At September 27, 1998, the Company had 6,396,424 shares of common stock reserved for issuance upon the exercise of stock options and 52,617 shares reserved for issuance upon exercise of warrants.

                       FOODMAKER, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  (Dollars in thousands, except per share data)
                                   (continued)

9. AVERAGE SHARES OUTSTANDING

   Fiscal year net earnings per share is based on the weighted average number of shares outstanding during the year, determined as follows:


                                               1998          1997          1996
   -------------------------------------------------------------------------------
   Shares outstanding, beginning of
     fiscal year. . . . . . . . . . . . .   39,096,815    38,840,525    38,802,195
   Effect of common stock issued. . . . .      144,739        92,081        16,071
   Effect of common stock reacquired. . .     (150,047)            -             -
                                            ----------    ----------    ----------
   Weighted average shares
     outstanding - basic. . . . . . . . .   39,091,507    38,932,606    38,818,266
   Assumed additional shares issued upon
     exercise of stock options and
     warrants, net of shares reacquired
     at the average market price. . . . .    1,021,378       843,638       482,510
                                            ----------    ----------    ----------
   Weighted average shares
     outstanding - diluted. . . . . . . .   40,112,885    39,776,244    39,300,776
                                            ==========    ==========    ==========


    The diluted weighted average shares outstanding computation excludes 290,042, 306,302 and 1,047,220 antidilutive shares in 1998, 1997 and 1996, respectively.

10. CONTINGENT LIABILITIES

   In 1998 the Company settled the litigation it filed against the Vons Companies, Inc. ("Vons") and various suppliers seeking reimbursement for all damages, costs and expenses incurred in connection with food-borne illness attributed to hamburgers served at Jack in the Box restaurants in 1993. The initial litigation was filed by the Company on February 4, 1993. Vons filed cross-complaints against the Company and others alleging certain contractual, indemnification and tort liabilities; seeking damages in unspecified amounts and a declaration of the rights and obligations of the parties. The claims of the parties were settled on February 24, 1998. The Company received in its second quarter approximately $58.5 million in the settlement, of which a net of approximately $45.8 million was realized after litigation costs and before income taxes (the "Litigation Settlement").

   On February 2, 1995, an action by Concetta Jorgensen was filed against the Company in the U.S. District Court in San Francisco, California alleging that restrooms at a Jack in the Box restaurant failed to comply with laws regarding disabled persons and seeking damages in unspecified amounts, punitive damages, injunctive relief, attorneys' fees and prejudgment interest. In an amended complaint, damages were also sought on behalf of all physically disabled persons who were allegedly denied access to restrooms at the restaurant. In February 1997, the court ordered that the action for injunctive relief proceed as a nationwide class action on behalf of all persons in the United States with mobility disabilities. The Company has reached agreement on settlement terms both as to the individual plaintiff Concetta Jorgensen and the claims for injunctive relief, and the settlement agreement has been approved by the U.S. District Court. The settlement requires the Company to make access improvements at Company-operated restaurants to comply with the standards set forth in the Americans with Disabilities Act Access Guidelines. The settlement requires compliance at 85% of the Company-operated restaurants by April 2001 and for the balance of Company-operated restaurants by October 2005. The Company has agreed to make modifications to its restaurants to improve accessibility and anticipates investing an estimated $11 million in capital improvements in connection with these modifications. Foodmaker has been notified by attorneys for plaintiffs that claims may be made against Jack in the Box franchisees and Foodmaker relating to certain locations that franchisees lease from Foodmaker which may not be in compliance with the Americans with Disabilities Act.

                        FOODMAKER, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 (Dollars in thousands, except per share data)
                                  (continued)

10. CONTINGENT LIABILITIES (continued)

   On April 6, 1996, an action was filed by one of the Company's international franchisees, Wolsey, Ltd., in the U.S. District Court in San Diego, California against the Company and its directors, its international franchising subsidiary, and certain officers of the Company and others. The complaint alleges certain contractual, tort and law violations related to the franchisees' development rights in the Far East and seeks damages in excess of $38.5 million, injunctive relief, attorneys' fees and costs. The court has dismissed portions of the complaint, including the single claim alleging wrongdoing by the Company's non-management directors, and the claims against its current officers. Management believes the remaining allegations are without foundation and intends to vigorously defend the action. A trial date of January 5, 1999 has been set by the court.

   On November 5, 1996, an action was filed by the National JIB Franchisee Association, Inc. and several of the Company's franchisees in the Superior Court of California, County of San Diego in San Diego, California, against the Company and others. The lawsuit alleges that certain Company policies are unfair business practices and violate sections of the California Corporations Code regarding material modifications of franchise agreements and interfere with franchisees' right of association. It seeks injunctive relief, a declaration of the rights and duties of the parties, unspecified damages and rescission of alleged material modifications of plaintiffs' franchise agreements. The complaint contained allegations of fraud, breach of a fiduciary duty and breach of a third party beneficiary contract in connection with certain payments that the Company received from suppliers and sought unspecified damages, interest, punitive damages and an accounting. However, on August 31, 1998, the court granted the Company's request for summary judgment on all claims regarding an accounting, conversion, fraud, breach of fiduciary duty and breach of third party beneficiary contract. The remaining claims of unfair business practices, violation of the California Corporations Code and interference with franchisees' right of association are set for trial in March 1999. Management believes that its policies are lawful and that it has satisfied any obligation to its franchisees.

   On December 10, 1996, a suit was filed by the Company's Mexican licensee, Foodmex, Inc., in the U.S. District Court in San Diego, California against the Company and its international franchising subsidiary. Foodmex formerly operated several Jack in the Box franchise restaurants in Mexico, but its licenses were terminated by the Company for, among other reasons, chronic insolvency and failure to meet operational standards. The Foodmex suit alleges wrongful termination of its master license, breach of contract and unfair competition and seeks an injunction to prohibit termination of its license as well as unspecified monetary damages. The Company and its subsidiary counterclaimed and sought a preliminary injunction against Foodmex. On March 28, 1997, the court granted the Company's request for an injunction, held that the Company was likely to prevail in its suit, and ordered Foodmex to immediately cease using the Jack in the Box marks and proprietary operating systems. On June 30, 1997, the court held Foodmex and its president in contempt of court for failing to comply with the March 28, 1997 order. On February 24, 1998, the Court issued an order dismissing Foodmex's complaint without prejudice. In March 1998, Foodmex filed a Second Amended Complaint in the U.S. District Court in San Diego, California alleging contractual, tort and law violations arising out of the same business relationship and seeking damages in excess of $10 million, attorneys fees and costs. The Company believes such allegations are without merit and will defend the action vigorously.

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

                        FOODMAKER, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  (Dollars in thousands, except per share data)
                                   (continued)

10. CONTINGENT LIABILITIES (continued)

   The Company has eight wholly-owned subsidiaries, consisting of CP Distribution Co., CP Wholesale Co., Jack in the Box , Inc., Foodmaker International Franchising Inc. (collectively, the "Subsidiary Guarantors") and four other non-guarantor subsidiaries (collectively, the "Non-Guarantor Subsidiaries"). The Subsidiary Guarantors comprise all of the direct and indirect subsidiaries of the Company (other than the Non-Guarantor Subsidiaries which conduct no material operations, have no significant assets on a consolidated basis and account for only an insignificant share of the Company's consolidated revenues). Each of the Subsidiary Guarantors' guarantees of the Company's $125 million senior subordinated notes is full, unconditional and joint and several. The Subsidiary Guarantors have no significant operations or any significant assets or liabilities on a consolidated basis, other than guarantees of indebtedness of the Company, and therefore no separate financial statements of the Subsidiary Guarantors are presented because management has determined that they are not material to investors.

11. SUPPLEMENTAL FINANCIAL STATEMENT INFORMATION

                                                   September 27,   September 28,
                                                        1998            1997
   ----------------------------------------------------------------------------

   Accounts receivable:
       Trade. . . . . . . . . . . . . . . . . . . .  $   6,987        $   4,349
       Notes. . . . . . . . . . . . . . . . . . . .        908            1,444
       Other. . . . . . . . . . . . . . . . . . . .      8,395            7,714
       Allowances for doubtful accounts . . . . . .     (2,585)          (3,025)
                                                     ---------        ---------
                                                     $  13,705        $  10,482
                                                     =========        =========
   Other Assets:
       Trading area rights, net of amortization
         of $25,313 and $21,880, respectively . . .  $  72,993        $  69,921
       Lease acquisition costs, net of
         amortization of $23,613 and $21,469,
         respectively . . . . . . . . . . . . . . .     17,157           18,788
       Other, net of amortization of $12,932 and
         $18,503, respectively. . . . . . . . . . .     39,309           34,100
                                                     ---------        ---------
                                                     $ 129,459        $ 122,809
                                                     =========        =========
   Accrued liabilities:
       Payroll and related taxes. . . . . . . . . .  $  38,201        $  32,948
       Sales and property taxes . . . . . . . . . .     12,723           11,413
       Insurance. . . . . . . . . . . . . . . . . .     47,502           45,343
       Advertising. . . . . . . . . . . . . . . . .     14,027           11,801
       Capital improvements . . . . . . . . . . . .     17,432           11,549
       Interest . . . . . . . . . . . . . . . . . .      7,510            6,916
       Income tax liabilities . . . . . . . . . . .     14,463           17,208
       Other. . . . . . . . . . . . . . . . . . . .     20,116           14,990
                                                     ---------        ---------
                                                     $ 171,974        $ 152,168
                                                     =========        =========

                        FOODMAKER, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 (Dollars in thousands, except per share data)
                                  (continued)

12. QUARTERLY RESULTS OF OPERATIONS (Unaudited)

                               16 weeks ended            12 weeks ended
                               --------------   -------------------------------
                                  Jan. 19,      Apr. 13,    July 6,   Sept. 28,
                                    1997          1997       1997       1997
   ----------------------------------------------------------------------------

   Revenues. . . . . . . . . .   $323,483      $246,993    $251,681   $249,585
   Gross profit. . . . . . . .     48,127        37,143      41,771     38,959
   Earnings before
     extraordinary item. . . .      9,027         6,695       9,995      9,586
   Net earnings. . . . . . . .      9,027         6,695       9,995      8,334
   Earnings per share before
     extraordinary item:
      Basic. . . . . . . . . .        .23           .17         .26        .24
      Diluted. . . . . . . . .        .23           .17         .25        .24


                               16 weeks ended            12 weeks ended
                               --------------   -------------------------------
                                  Jan. 18,      Apr. 12,    July 5,   Sept. 27,
                                    1998          1998       1998       1998
   ----------------------------------------------------------------------------

   Revenues. . . . . . . . . .   $343,774      $309,909    $280,566   $289,809
   Gross profit. . . . . . . .     53,592        86,038      45,374     44,090
   Earnings before
     extraordinary item. . . .     11,674        34,347      12,626     12,406
   Net earnings. . . . . . . .     11,674        34,347       8,248     12,406
   Earnings per share before
     extraordinary item:
      Basic. . . . . . . . . .        .30           .88         .32        .32
      Diluted. . . . . . . . .        .29           .85         .31        .31