Form 10-Q
period 1999-01-17
FOODMAKER INC /DE/
filed 1999-03-03
CIK 807882

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-Q


                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


                 For the quarterly period ended January 17, 1999
                                                ----------------

                           Commission file no. 1-9390
                                               ------

                                 FOODMAKER, INC.
       ------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)




DELAWARE                                              95-2698708
------------------------------------------------------------------------------
(State of Incorporation)                  (I.R.S. Employer Identification No.)



9330 BALBOA AVENUE, SAN DIEGO, CA                     92123
------------------------------------------------------------------------------
(Address of principal executive offices)             (Zip Code)


    Registrant's telephone number, including area code     (619) 571-2121
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

Number of shares of common stock, $.01 par value, outstanding as of the close of business February 19, 1999 - 38,116,292.
                             ----------

                        FOODMAKER, INC. AND SUBSIDIARIES

                      UNAUDITED CONSOLIDATED BALANCE SHEETS
                                 (In thousands)

                                               January 17,      September 27,
                                                  1999              1998
------------------------------------------------------------------------------
                                    ASSETS

Current assets:
  Cash and cash equivalents. . . . . . . . .    $   3,430          $   9,952
  Receivables. . . . . . . . . . . . . . . .       13,254             13,705
  Inventories. . . . . . . . . . . . . . . .       21,416             17,939
  Prepaid expenses . . . . . . . . . . . . .       40,089             40,826
                                                ---------          ---------
    Total current assets . . . . . . . . . .       78,189             82,422
                                                ---------          ---------

Trading area rights. . . . . . . . . . . . .       71,857             72,993
                                                ---------          ---------

Lease acquisition costs. . . . . . . . . . .       16,562             17,157
                                                ---------          ---------

Other assets . . . . . . . . . . . . . . . .       39,468             39,309
                                                ---------          ---------

Property at cost . . . . . . . . . . . . . .      785,346            759,680
  Accumulated depreciation and amortization.     (237,085)          (227,973)
                                                ---------          ---------
                                                  548,261            531,707
                                                ---------          ---------

    TOTAL. . . . . . . . . . . . . . . . . .    $ 754,337          $ 743,588
                                                =========          =========

                     LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Current maturities of long-term debt . . .    $   1,699          $   1,685
  Accounts payable . . . . . . . . . . . . .       53,684             52,086
  Accrued expenses . . . . . . . . . . . . .      152,625            171,974
                                                ---------          ---------
    Total current liabilities. . . . . . . .      208,008            225,745
                                                ---------          ---------

Deferred income taxes. . . . . . . . . . . .        2,847              2,347
                                                ---------          ---------

Long-term debt, net of current maturities. .      324,663            320,050
                                                ---------          ---------

Other long-term liabilities. . . . . . . . .       65,208             58,466
                                                ---------          ---------

Stockholders' equity:
  Common stock . . . . . . . . . . . . . . .          409                408
  Capital in excess of par value . . . . . .      286,819            285,940
  Accumulated deficit. . . . . . . . . . . .      (99,154)          (114,905)
  Treasury stock . . . . . . . . . . . . . .      (34,463)           (34,463)
                                                ---------          ---------
    Total stockholders' equity . . . . . . .      153,611            136,980
                                                ---------          ---------

    TOTAL. . . . . . . . . . . . . . . . . .    $ 754,337          $ 743,588
                                                =========          =========

             See accompanying notes to financial statements.
                                    2

                        FOODMAKER, INC. AND SUBSIDIARIES

                  UNAUDITED CONSOLIDATED STATEMENTS OF EARNINGS
                      (In thousands, except per share data)


                                                    Sixteen Weeks Ended
                                               ------------------------------
                                               January 17,        January 18,
                                                  1999               1998
-----------------------------------------------------------------------------
Revenues:
  Restaurant sales. . . . . . . . . . . . . .   $ 384,440          $ 325,333
  Distribution and other sales. . . . . . . .      10,297              6,773
  Franchise rents and royalties . . . . . . .      11,701             10,934
  Other . . . . . . . . . . . . . . . . . . .         696                734
                                                ---------          ---------
                                                  407,134            343,774
                                                ---------          ---------

Costs and expenses:
  Costs of revenues:
    Restaurant costs of sales . . . . . . . .     123,596            105,072
    Restaurant operating costs. . . . . . . .     187,341            159,147
    Costs of distribution and other sales . .      10,170              6,625
    Franchised restaurant costs . . . . . . .       7,154              6,975
  Selling, general and administrative . . . .      44,905             37,735
  Interest expense. . . . . . . . . . . . . .       9,017             11,046
                                                ---------          ---------
                                                  382,183            326,600
                                                ---------          ---------
Earnings before income taxes. . . . . . . . .      24,951             17,174

Income taxes. . . . . . . . . . . . . . . . .       9,200              5,500
                                                ---------          ---------

Net earnings. . . . . . . . . . . . . . . . .   $  15,751          $  11,674
                                                =========          =========

Net earnings per share:
  Basic . . . . . . . . . . . . . . . . . . .   $    0.41          $    0.30
  Diluted . . . . . . . . . . . . . . . . . .   $    0.40          $    0.29

Weighted average shares outstanding:
  Basic . . . . . . . . . . . . . . . . . . .      38,000             39,142
  Diluted . . . . . . . . . . . . . . . . . .      38,991             40,197


             See accompanying notes to financial statements.
                                    3

                        FOODMAKER, INC. AND SUBSIDIARIES

                 UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)


                                                    Sixteen Weeks Ended
                                           -----------------------------------
                                               January 17,        January 18,
                                                  1999               1998
------------------------------------------------------------------------------
Cash flows from operations:
  Net earnings. . . . . . . . . . . . . . . .   $  15,751          $  11,674
  Non-cash items included above:
    Depreciation and amortization . . . . . .      13,697             13,085
    Deferred income taxes . . . . . . . . . .         500                860
  (Increase) decrease in receivables. . . . .         451               (482)
  Increase in inventories . . . . . . . . . .      (3,477)              (480)
  (Increase) decrease in prepaid expenses . .         737             (1,211)
  Increase (decrease) in accounts payable . .       1,598            (11,256)
  Decrease in other accrued liabilities . . .     (12,492)              (724)
                                                ---------          ---------
    Cash flows provided by operations . . . .      16,765             11,466
                                                ---------          ---------

Cash flows from investing activities:
  Additions to property and equipment . . . .     (28,183)           (11,392)
  Dispositions of property and equipment. . .         565                735
  Increase in trading area rights . . . . . .         (30)            (2,193)
  Increase in other assets. . . . . . . . . .      (1,023)            (1,160)
                                                ---------          ---------
    Cash flows used in investing activities .     (28,671)           (14,010)
                                                ---------          ---------

Cash flows from financing activities:
  Borrowings under revolving bank loans . . .     100,500                  -
  Principal repayments under revolving
    bank loans. . . . . . . . . . . . . . . .     (96,000)                 -
  Proceeds from issuance of long-term debt. .         500                  -
  Principal payments on long-term debt,
    including current maturities. . . . . . .        (496)              (444)
  Proceeds from issuance of common stock. . .         880                497
                                                ---------          ---------
    Cash flows provided by financing
      activities. . . . . . . . . . . . . . .       5,384                 53
                                                ---------          ---------

Net decrease in cash and cash equivalents . .   $  (6,522)         $  (2,491)
                                                =========          =========


            See accompanying notes to financial statements.
                                    4

                        FOODMAKER, INC. AND SUBSIDIARIES

              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

1. The accompanying unaudited consolidated financial statements of Foodmaker, Inc. (the "Company") and its subsidiaries do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments, consisting only of normal recurring adjustments, considered necessary for a fair presentation of financial condition and results of operations for the interim periods have been included. Operating results for any interim period are not necessarily indicative of the results for any other interim period or for the full year. The Company reports results quarterly with the first quarter having 16 weeks and each remaining quarter having 12 weeks. Certain financial statement reclassifications have been made in the prior year to conform to the current year presentation. These financial statements should be read in conjunction with the 1998 financial statements.

2. The income tax provisions reflect the expected annual tax rate of 37% of earnings before income taxes in 1999 and the actual tax rate of 32% of pretax earnings in 1998. The favorable income tax rates result from the Company's ability to realize previously unrecognized tax benefits. The Company cannot determine with certainty the 1999 annual tax rate until the end of the fiscal year; thus the rate could differ from expectations.

3. Contingent Liabilities

   On April 6, 1996, an action was filed by one of the Company's international franchisees, Wolsey, Ltd., a Hong Kong corporation, in the U.S. District Court in San Diego, California against the Company and its directors, its international franchising subsidiary, and certain current and former officers of the Company. The complaint alleged certain contractual, tort, and law violations, and sought $38.5 million in damages, injunctive relief, attorneys' fees and costs. The Company filed a counterclaim seeking, among other things, declaratory relief, and attorneys' fees and costs. Prior to the trial, the Court dismissed portions of the plaintiff's claim, including the single claim alleging wrongdoing by the Company's non-management directors, and the claims against its current officers. The case proceeded to trial on January 5, 1999. Prior to the conclusion of the trial, on January 29, 1999, the parties reached agreement on a settlement which provided for a mutual exchange of non-cash consideration, including execution of a new agreement between the Company and the plaintiff for development of Jack in the Box restaurants in Asia. The settlement was formally approved, and judgment was entered on February 2, 1999.

   The Company is also subject to normal and routine litigation. The amount of liability from the claims and actions against the Company cannot be determined with certainty, but in the opinion of management, the ultimate liability from all pending legal proceedings, asserted legal claims and known potential legal claims which are probable of assertion should not materially affect the results of operations and liquidity of the Company. Other than as described in this quarterly report, there have been no material changes to the litigation matters set forth in the Company's Annual Report on Form 10-K for the fiscal year ended September 27, 1998.

                        FOODMAKER, INC. AND SUBSIDIARIES

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

     All comparisons under this heading between 1999 and 1998 refer to the 16-week periods ended January 17, 1999 and January 18, 1998, respectively, unless otherwise indicated.

     Restaurant sales increased $59.1 million, or 18.2%, to $384.4 million in 1999 from $325.3 million in 1998, reflecting increases in the number of Company-operated restaurants and in per store average ("PSA") sales. The average number of Company-operated restaurants increased 11.4% to 1,081 in 1999 from 970 restaurants in 1998. PSA sales for comparable Company-operated restaurants, those open more than one year, grew 6.8% in 1999 compared with the same period in 1998. Sales growth was distributed fairly evenly between average number of transactions and average transaction amounts, increasing 3.7% and 3.1%, respectively, compared with a year ago. Management believes that the sales growth is attributable to effective advertising and strategic initiatives, especially the Assemble-To-Order ("ATO") program in which sandwiches are made when customers order them, are attracting customers to Jack in the Box restaurants. New menu boards that showcase the combo meals are helping to increase average check amounts. In addition, a new drive-thru order confirmation system is helping to improve order accuracy while alerting customers to the amount of their purchase.

     Distribution and other sales increased $3.5 million to $10.3 million in 1999 from $6.8 million in 1998, primarily due to an increase in the number of franchise restaurants serviced by the Company's distribution division and sales growth at franchise restaurants.

     Franchise rents and royalties increased $.8 million to $11.7 million in 1999 from $10.9 million in 1998, and were slightly more than 10% of sales at franchise restaurants in both years. Franchise restaurant sales increased to $112.6 million in 1999 from $106.1 million in 1998. Sales at domestic franchise restaurants were also strengthened by the strategic initiatives implemented at Company-operated restaurants.

     Other revenues include interest income from investments and notes receivable and were approximately $.7 million in each year.

     Restaurant costs of sales and operating costs increased with sales growth and the addition of Company-operated restaurants. Restaurant costs of sales, which include food and packaging costs, increased to $123.6 million in 1999 from $105.1 million in 1998. As a percent of restaurant sales, costs of sales decreased to 32.1% of sales in 1999 from 32.3% of sales in 1998, primarily due to lower costs of beef and pork, partially offset by higher dairy costs.

     Restaurant operating costs increased to $187.3 million in 1999 from $159.1 million in 1998. As a percent of restaurant sales, operating costs decreased to 48.7% in 1999 from 48.9% in 1998, in spite of higher labor costs. Labor costs increased due to minimum wage increases and implementation costs associated with strategic initiatives that strengthened PSA sales. Occupancy and other restaurant operating expenses improved as a percent of sales as such costs, which tend to be less variable, increased at a lesser rate than PSA sales growth.

     Costs of distribution and other sales increased to $10.2 million in 1999 from $6.6 million in 1998, reflecting an increase in the related sales. As a percent of distribution and other sales, these costs increased to 98.8% in 1999 from 97.8% in 1998, primarily due to the lower margin realized from other sales.

     Franchised restaurant costs, which consist principally of rents and depreciation on properties leased to franchisees and other miscellaneous costs, increased slightly to $7.2 million in 1999 from $7.0 million in 1998, principally due to higher franchise-related legal expenses.

     Selling, general and administrative costs increased to $44.9 million in 1999 from $37.7 million in 1998. Advertising and promotion costs increased $2.5 million to $19.8 million in 1999 from $17.3 million in 1998, slightly over 5% of restaurant sales in both years. Regional administrative and training expenses have been reclassified to general and administrative costs in 1999. The 1998 amounts, which had previously been included with restaurant operating costs, have been restated to conform with the 1999 presentation. General, administrative and other costs increased to 6.2% of revenues in 1999 from 6.0% of revenues in 1998, primarily due to an increase in regional costs to support the growing number of Company-operated restaurants and higher pension costs. Actuarial valuations of the Company's pension investment at the beginning of the fiscal year, during a downturn in the stock market, resulted in higher pension expense in 1999 compared to a year ago.

     Interest expense declined $2.0 million to $9.0 million in 1999 from $11.0 million in 1998, principally due to a reduction in debt and lower interest rates. In 1998 the Company completed a refinancing plan, thereby reducing debt by approximately $22 million from a year ago and improving effective interest rates. See "Liquidity and Capital Resources."

     The income tax provisions reflect the expected annual tax rate of 37% of earnings before income taxes in 1999 and the actual tax rate of 32% of pretax earnings in 1998. The favorable income tax rates result from the Company's ability to realize previously unrecognized tax benefits. The Company cannot determine with certainty the 1999 annual tax rate until the end of the fiscal year; thus the rate could differ from expectations.

     Net earnings increased $4.1 million, or $.11 per diluted share, to $15.8 million, or $.40 per diluted share, in 1999 from $11.7 million, or $.29 per diluted share, in 1998. The earnings improvement reflects the impact of sales growth and lower interest expense, offset in part by the higher effective income tax rate in 1999.

LIQUIDITY AND CAPITAL RESOURCES

     Cash and cash equivalents decreased $6.6 million to $3.4 million at January 17, 1999 from $10.0 million at the beginning of the fiscal year. The Company expects to maintain low levels of cash and cash equivalents and plans to reinvest available cash flows from operations to develop new and existing restaurants and to reduce borrowings under the revolving credit agreement.

     The Company's working capital deficit decreased $13.5 million to $129.8 million at January 17, 1999 from $143.3 million at September 27, 1998, principally due to a decline in accrued liabilities. The Company and the restaurant industry in general, maintain relatively low levels of accounts receivable and inventories and vendors grant trade credit for purchases such as food and supplies. The Company also continually invests in its business through the addition of new units and refurbishment of existing units, which are reflected as long-term assets and not as part of working capital.

     On April 1, 1998, the Company entered into a new revolving bank credit agreement, which provides for a credit facility expiring in 2003 of up to $175 million, including letters of credit of up to $25 million. At January 17, 1999, the Company had borrowings of $102 million and approximately $67.4 million of availability under the agreement.

     Beginning in September 1997, the Company initiated a refinancing plan to reduce and restructure its debt. At that time, the Company prepaid $50 million of its 9 1/4% senior notes due 1999 using available cash. In 1998 the Company repaid the remaining $125 million of its 9 1/4% senior notes and all $125 million of its 9 3/4% senior subordinated notes due 2002.

     In order to fund these repayments, the Company completed on April 14, 1998, a private offering of $125 million of 8 3/8% senior subordinated notes due 2008, redeemable beginning 2003. Additional funding sources included available cash, as well as bank borrowings under the new bank credit facility. The Company expects that annual interest expense will be reduced by over $10 million from 1997 levels due to the reduction in debt and lower interest rates on the new debt. Total debt outstanding decreased to $326.4 million at January 17, 1999 from $347.3 million at January 18, 1998.

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

     The Company requires capital principally to grow the business through new restaurant construction, as well as to maintain, improve and refurbish existing restaurants, and for general operating purposes. The Company's primary sources of liquidity are expected to be cash flows from operations, the revolving bank credit facility, and the sale and leaseback of restaurant properties. Additional potential sources of liquidity include financing opportunities and the conversion of Company-operated restaurants to franchised restaurants. Based upon current levels of operations and anticipated growth, the Company expects that cash flows from operations, combined with other financing alternatives available, will be sufficient to meet debt service, capital expenditure and working capital requirements.

     Although the amount of liability from claims and actions against the Company cannot be determined with certainty, management believes the ultimate liability of such claims and actions should not materially affect the results of operations and liquidity of the Company.

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     The Company's primary exposure relating to financial instruments is to changes in interest rates. The Company uses interest rate swap agreements to reduce exposure to interest rate fluctuations. At January 17, 1999, the Company had a $25 million notional amount interest rate swap agreement expiring in June 2001. This agreement effectively converts a portion of the Company's variable rate bank debt to fixed rate debt and has a pay rate of 6.88%.

     At January 17, 1999, a hypothetical one percentage point increase in short-term interest rates would result in a reduction of $.8 million in annual pre-tax earnings. The estimated reduction is based on holding the unhedged portion of bank debt at its January 17, 1999 level.

     At January 17, 1999, the Company had no other material financial instruments subject to significant market exposure.

YEAR 2000 COMPLIANCE

     Historically, most computer databases, as well as embedded microprocessors in computer systems and industrial equipment, were designed with date data using only two digits of the year. Most computer programs, computers, and embedded microprocessors controlling equipment were programmed to assume that all two digit dates were preceded by "19," causing "00" to be interpreted as the year 1900. This formerly common practice now could result in a computer system or embedded microprocessor which fails to recognize properly a year that begins with "20," rather than "19." This in turn could result in computer system miscalculations or failures, as well as failures of equipment controlled by date-sensitive microprocessors, and is generally referred to as the "Year 2000" issue.

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

     Awareness and Assessment. The Company has established an ad hoc Committee of the Board of Directors and multiple management teams which are responsible for the Company's activities in addressing the Year 2000 issue. The Company has also sent letters to approximately 2,700 of its vendors of goods and services to bring the Year 2000 issue to their attention and to assess their readiness. The Company has advised its franchisees (who operate approximately 25% of system restaurants) that they are required to be Year 2000 ready by December 31, 1999 and has provided video information and regional presentations regarding Year 2000 issues. The Company's franchisees are represented on a Year 2000 team. While the Awareness and Assessment phases will continue into the Year 2000, they are substantially complete at this time.

     Remediation, Testing and Implementation. Although Remediation, Testing and Implementation will be substantially completed during 1999, some systems identified as non-critical may not be addressed until after January 2000. The following table describes by category and status, major identified IT applications.

                               Remediation Status

                                                           In
Category                                      Ready      Process    Remaining
-----------------------------------------------------------------------------

Mainframe
  Third party developed software               67%         33%         0%
  Internally developed software                74%         23%         3%
  Hardware (Peripherals)                        0%        100%         0%

Desktop
  Third party developed software               77%         21%         2%
  Internally developed software                33%         65%         2%
  Corporate hardware                           21%         79%         0%
  Restaurant hardware                          57%         43%         0%

Client-Server
  Third party developed software               38%         62%         0%
  Internally developed software                20%         80%         0%
  Hardware                                     58%         42%         0%

     Embedded Technology. The Company has identified categories of critical restaurant equipment in which ET may be found, has sent letters to the majority of the vendors of such equipment and is in the process of identifying the remaining vendors. About 90% of restaurant equipment vendors who have received letters have responded. The Company is reviewing the responses. To date the Company has identified only one type of equipment with date sensitive ET that the Company believes should be replaced. Replacement components are currently being tested and are expected to be implemented in Company restaurants during 1999. Franchisees have been informed and offered the opportunity to participate in the Company's replacement program. The Company continues to evaluate information in letter responses and other materials received from vendors, on web sites, and from other sources, in identifying date sensitive ET.

     Vendors of Important Goods and Services. The Company has identified and sent letters to approximately 2,700 key vendors in an attempt to gain assurance of vendors' Year 2000 readiness. As of February 1999, the Company had received responses concerning Year 2000 readiness from approximately 40% of those vendors. The Company is in the process of identifying which of those vendors it considers to be critical to its business. The Company expects to continue discussions with the critical vendors of goods and services throughout 1999 to attempt to ensure the uninterrupted supply of goods and services and to develop contingency plans in the event of the failure of any of such vendors to become and remain Year 2000 ready.

     The Company's Franchisees. At January 17, 1999, 336 restaurants were operated by franchisees in the United States. Seven restaurants were operated by franchisees outside the United States. The Company has completed an assessment of the Year 2000 readiness of the personal computers it has leased to approximately 80% of franchised restaurants in the United States, together with software it has licensed them to use. Such computers and software were determined not to be Year 2000 ready and are being replaced with compliant computers and remediated software at franchisees' expense during 1999. The Company has advised its franchisees, both domestic and international, that they are required to be Year 2000 ready by December 31, 1999.

     The Costs to Address the Company's Year 2000 Issues. The Company estimates that it has incurred costs of approximately $9 million to date for the Awareness, Assessment, Remediation, Testing and Implementation phases of its Year 2000 plan. These amounts have come principally from the general operating and capital budgets of the Company's Management Information Systems department.

     The Company currently estimates the total costs of completing its Year 2000 plan, including costs incurred to date, to be approximately $13 million, with approximately 25% relating to new systems which have been or will be capitalized. Some planned system replacements, which are anticipated to provide significant future benefits, were accelerated due to the Year 2000 and have resulted in increased IT spending. This estimate is based on currently available information and will be updated as the Company continues its assessment of third party relationships, proceeds with its testing and implementation, and designs contingency plans.

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

     The Company's Contingency Plan. The Company is developing a business contingency plan to address both unavoided and unavoidable Year 2000 risks. Although the Company expects to have the plan substantially complete by late summer 1999, enhancements and revisions will be continuously considered and implemented, as appropriate, throughout the remainder of the year and into the year 2000.

CAUTIONARY STATEMENTS REGARDING FORWARD-LOOKING STATEMENTS

     This Quarterly Report on Form 10-Q contains forward-looking statements including, but not limited to, the Company's expectations regarding its effective tax rate, its continuing investment in new restaurants and refurbishment of existing facilities, Year 2000 compliance and sources of liquidity. Forward-looking statements are subject to known and unknown risks and uncertainties which may cause actual results to differ materially from expectations. The following is a discussion of some of those factors. The Company's tax provision is highly sensitive to expected earnings and as expectations change the Company's income tax provision may vary more significantly from quarter to quarter and year to year than companies which have been continuously profitable. However, the Company's effective tax rates are expected to increase in the future. There can be no assurances that growth objectives in the regional domestic markets in which the Company operates will be met or that capital will be available for refurbishment of existing facilities. The Company has urged certain vendors to develop and implement Year 2000 compliance plans. However, any failure by vendors to ensure compliance with Year 2000 requirements could have a material, adverse effect on the financial condition and results of operations of the Company after January 1, 2000. Additional risk factors associated with the Company's business are detailed in the Company's most recent Annual Report on Form 10-K filed with the Securities and Exchange Commission.

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

PART II - OTHER INFORMATION

There is no information required to be reported for any items under Part II, except as follows:

Item 1. Legal Proceedings

        For information regarding legal proceedings required by this item, see
Note 3 to the unaudited consolidated financial statements which is incorporated herein by this reference.

Item 4. Submission of Matters to a Vote of Security Holders.

        No matters were submitted to a vote of stockholders in the first quarter ended January 17, 1999. The Company's annual meeting was held February 12, 1999 at which the following matters were voted as indicated:

                                                      For         Withheld
                                                   ----------   -----------
  1. Election of the following directors to serve until the next annual meeting of stockholders and until their successors are elected and qualified.

     Michael E. Alpert                             31,908,694    1,061,694
     Jay W. Brown                                  32,413,765      556,623
     Paul T. Carter                                32,566,199      404,189
     Charles W. Duddles                            32,567,199      403,189
     Edward Gibbons                                32,552,372      418,016
     Jack W. Goodall                               31,763,199    1,207,189
     Murray H. Hutchison                           32,408,002      562,386
     Robert J. Nugent                              32,376,371      594,017
     L. Robert Payne                               32,042,668      927,720

                                   For       Against     Abstain   Not Voted
                                ----------  ----------   -------   ---------
  2. Adoption of the Amended
     and Restated Non-Employee  21,237,247  11,667,766   65,375        0
     Director Stock Option
     Plan

  3. Ratification of the
     appointment of KPMG LLP
     as independent             32,922,013      21,672   26,703        0
     accountants

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


Date: March 3, 1999