Form 10-Q
period 1999-04-11
FOODMAKER INC /DE/
filed 1999-05-26
CIK 807882

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-Q


                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


                  For the quarterly period ended April 11, 1999
                                                 --------------

                           Commission file no. 1-9390
                                               ------

                                 FOODMAKER, INC.
          ------------------------------------------------------------
             (Exact name of registrant as specified in its charter)




DELAWARE                                            95-2698708
---------------------------------------------------------------------------
(State of Incorporation)               (I.R.S. Employer Identification No.)



9330 BALBOA AVENUE, SAN DIEGO, CA                        92123
---------------------------------------------------------------------------
(Address of principal executive offices)               (Zip Code)


      Registrant's telephone number, including area code     (619) 571-2121
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

Number of shares of common stock, $.01 par value, outstanding as of the close of business May 14, 1999 - 41,035,108.
                        ----------

                        FOODMAKER, INC. AND SUBSIDIARIES

                      UNAUDITED CONSOLIDATED BALANCE SHEETS
                                 (In thousands)

                                               April 11,    September 27,
                                                 1999           1998
-------------------------------------------------------------------------
                                    ASSETS

Current assets:
  Cash and cash equivalents. . . . . . . . .  $   5,712      $   9,952
  Receivables. . . . . . . . . . . . . . . .     18,106         13,705
  Inventories. . . . . . . . . . . . . . . .     21,903         17,939
  Prepaid expenses . . . . . . . . . . . . .     42,620         40,826
                                              ---------      ---------
    Total current assets . . . . . . . . . .     88,341         82,422
                                              ---------      ---------
Trading area rights. . . . . . . . . . . . .     72,449         72,993
                                              ---------      ---------
Lease acquisition costs. . . . . . . . . . .     16,236         17,157
                                              ---------      ---------
Other assets . . . . . . . . . . . . . . . .     39,664         39,309
                                              ---------      ---------

Property at cost . . . . . . . . . . . . . .    811,213        759,680
  Accumulated depreciation and amortization.   (244,223)      (227,973)
                                              ---------      ---------
                                                566,990        531,707
                                              ---------      ---------

    TOTAL. . . . . . . . . . . . . . . . . .  $ 783,680      $ 743,588
                                              =========      =========

                     LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Current maturities of long-term debt . . .  $   1,759      $   1,685
  Accounts payable . . . . . . . . . . . . .     43,036         52,086
  Accrued expenses . . . . . . . . . . . . .    163,723        171,974
                                              ---------      ---------
    Total current liabilities. . . . . . . .    208,518        225,745
                                              ---------      ---------

Deferred income taxes. . . . . . . . . . . .      3,147          2,347
                                              ---------      ---------
Long-term debt, net of current maturities. .    320,197        320,050
                                              ---------      ---------
Other long-term liabilities. . . . . . . . .     72,344         58,466
                                              ---------      ---------
Stockholders' equity:
  Common stock . . . . . . . . . . . . . . .        410            408
  Capital in excess of par value . . . . . .    287,694        285,940
  Accumulated deficit. . . . . . . . . . . .    (74,167)      (114,905)
  Treasury stock . . . . . . . . . . . . . .    (34,463)       (34,463)
                                              ---------      ---------
    Total stockholders' equity . . . . . . .    179,474        136,980
                                              ---------      ---------

    TOTAL. . . . . . . . . . . . . . . . . .  $ 783,680      $ 743,588
                                              =========      =========

                 See accompanying notes to financial statements.

                        FOODMAKER, INC. AND SUBSIDIARIES

                  UNAUDITED CONSOLIDATED STATEMENTS OF EARNINGS
                      (In thousands, except per share data)


                                  Twelve Weeks Ended    Twenty-Eight Weeks Ended
                                ----------------------  ------------------------
                                April 11,    April 12,    April 11,    April 12,
                                  1999         1998         1999         1998
--------------------------------------------------------------------------------
Revenues:
  Restaurant sales. . . . . .  $ 303,666    $ 249,505    $ 688,106    $ 574,838
  Distribution
    and other sales . . . . .      8,893        5,578       19,190       12,351
  Franchise rents
    and royalties . . . . . .      8,899        8,029       20,600       18,963
  Other . . . . . . . . . . .        515       46,797        1,211       47,531
                               ---------    ---------    ---------    ---------
                                 321,973      309,909      729,107      653,683
                               ---------    ---------    ---------    ---------

Costs and expenses:
  Costs of revenues:
    Restaurant costs of sales     97,177       79,504      220,773      184,576
    Restaurant operating costs   129,252      123,480      316,593      282,627
    Costs of distribution and
      other sales . . . . . .      8,711        5,432       18,881       12,057
    Franchised restaurant costs    5,786        5,480       12,940       12,455
  Selling, general and
    administrative. . . . . .     34,906       37,406       79,811       75,141
  Interest expense. . . . . .      6,454        8,160       15,471       19,206
                               ---------    ---------    ---------    ---------
                                 282,286      259,462      664,469      586,062
                               ---------    ---------    ---------    ---------

Earnings before income taxes.     39,687       50,447       64,638       67,621
                               ---------    ---------    ---------    ---------

Income taxes. . . . . . . . .     14,700       16,100       23,900       21,600
                               ---------    ---------    ---------    ---------

Net earnings. . . . . . . . .  $  24,987    $  34,347    $  40,738    $  46,021
                               =========    =========    =========    =========

Net earnings per share:
  Basic . . . . . . . . . . .  $     .66    $     .88    $    1.07    $    1.17
  Diluted . . . . . . . . . .  $     .64    $     .85    $    1.04    $    1.14

Weighted average shares
 outstanding:
  Basic . . . . . . . . . . .     38,138       39,226       38,059       39,178
  Diluted . . . . . . . . . .     39,329       40,327       39,136       40,252


                 See accompanying notes to financial statements.

                        FOODMAKER, INC. AND SUBSIDIARIES

                 UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)


                                                    Twenty-Eight Weeks Ended
                                                    ------------------------
                                                    April 11,       April 12,
                                                      1999            1998
-----------------------------------------------------------------------------
Cash flows from operations:
  Net earnings. . . . . . . . . . . . . . . . . .   $ 40,738        $ 46,021
  Non-cash items included above:
    Depreciation and amortization . . . . . . . .     24,131          22,686
    Deferred income taxes . . . . . . . . . . . .        800           3,400
  Increase in receivables . . . . . . . . . . . .     (4,401)         (3,319)
  Increase in inventories . . . . . . . . . . . .     (3,964)           (674)
  Increase in prepaid expenses. . . . . . . . . .     (1,794)           (850)
  Decrease in accounts payable. . . . . . . . . .     (9,050)         (6,314)
  Increase in other accrued liabilities . . . . .      5,828          24,222
                                                    --------        --------
    Cash flows provided by operations . . . . . .     52,288          85,172
                                                    --------        --------
Cash flows from investing activities:
  Additions to property and equipment . . . . . .    (57,139)        (28,953)
  Dispositions of property and equipment. . . . .      2,137           3,397
  Increase in trading area rights . . . . . . . .     (1,510)         (5,114)
  Increase in other assets. . . . . . . . . . . .     (1,776)         (2,813)
                                                    --------        --------
    Cash flows used in investing activities . . .    (58,288)        (33,483)
                                                    --------        --------
Cash flows from financing activities:
  Borrowings under revolving bank loans . . . . .    193,000               -
  Principal repayments under revolving bank
    loans . . . . . . . . . . . . . . . . . . . .   (194,000)              -
  Proceeds from issuance of long-term debt. . . .      1,925           1,000
  Principal payments on long-term debt,
    including current maturities. . . . . . . . .       (921)           (793)
  Proceeds from issuance of common stock. . . . .      1,756           1,167
                                                    --------        --------
    Cash flows provided by financing activities .      1,760           1,374
                                                    --------        --------
Net increase (decrease) in cash and cash
  equivalents . . . . . . . . . . . . . . . . . .   $ (4,240)       $ 53,063
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

3. Contingent Liabilities

   On November 6, 1996, an action was filed by the National JIB Franchisee Association, Inc. (the "Franchisee Association") and several of the Company's franchisees in the Superior Court of California, County of San Diego in San Diego, California against the Company and others. The lawsuit alleged that certain Company policies are unfair business practices and violate sections of the California Corporations Code regarding material modifications of franchise agreements and interfere with franchisees' right of association. It sought injunctive relief, a declaration of the rights and duties of the parties, unspecified damages and rescission of alleged material modifications of plaintiffs' franchise agreements. The complaint contained allegations of fraud, breach of fiduciary duty and breach of a third-party beneficiary contract in connection with certain payments that the Company received from suppliers and sought unspecified damages, interest, punitive damages and an accounting. However, on August 31, 1998, the Court granted the Company's request for summary judgment on all claims regarding an accounting, conversion, fraud, breach of fiduciary duty and breach of third-party beneficiary contracts. On March 10, 1999, the court granted motions by the Company, ruling, in essence, that the franchisees would be unable to prove their remaining claims. On April 22, 1999, the Court entered an order granting the Company's motion to enforce a settlement with the Franchisee Association covering various aspects of the franchise relationship, but involving no cash payments by the Company. Under that order, the Association's claims are to be dismissed with prejudice. Those three rulings, collectively, resolved all claims in the case, and the Company expects the Court will soon enter a final judgement, in favor of Foodmaker, and against those plaintiffs with whom Foodmaker did not settle. However, the Association and several other plaintiffs may appeal the final judgement. Management believes an appeal would be without merit, and intends to vigorously defend any appeal.

   On February 2, 1995, an action by Concetta Jorgensen was filed against the Company in the U.S. District Court in San Francisco, California alleging that restrooms at a Jack in the Box restaurant failed to comply with laws regarding disabled persons and seeking damages in unspecified amounts, punitive damages, injunctive relief, attorneys' fees and prejudgment interest. In an amended complaint, damages were also sought on behalf of all physically disabled persons who were allegedly denied access to restrooms at the restaurant. In February 1997, the court ordered that the action for injunctive relief proceed as a nationwide class action on behalf of all persons in the United States with mobility disabilities. The Company has reached agreement on settlement terms both as to the individual plaintiff Concetta Jorgensen and the claims for injunctive relief, and the settlement agreement has been approved by the U.S. District Court. The settlement requires the Company to make access improvements at Company-operated restaurants to comply with the standards set forth in the Americans with Disabilities Act Access Guidelines. The settlement requires compliance at 85% of the Company-operated restaurants by April 2001 and for the balance of Company-operated restaurants by October 2005. The Company has agreed to make modifications to its restaurants to improve accessibility and anticipates investing an estimated $11 million in capital improvements in connection with these modifications. Similar claims have been made against Jack in the Box franchisees and Foodmaker relating to franchised locations which may not be in compliance with the Americans with Disabilities Act (ADA). The relief sought is injunctive relief to bring these additional restaurants into compliance with the ADA and attorneys' fees.

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

   The U.S. Internal Revenue Service ("IRS") examination of the Company's federal income tax return for fiscal year 1996 resulted in the issuance of a proposed adjustment to tax liability of $7.3 million (exclusive of interest). The Company will file a protest with the Regional Office of Appeals of the IRS to contest the proposed assessment. Management believes that an adequate provision for income taxes has been made.

                        FOODMAKER, INC. AND SUBSIDIARIES

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

     All comparisons under this heading between 1999 and 1998 refer to the 12-week and 28-week periods ended April 11, 1999 and April 12, 1998, respectively, unless otherwise indicated.

     Restaurant sales increased $54.2 million, and $113.3 million, respectively, to $303.7 million and $688.1 million in 1999 from $249.5 million and $574.8 million in 1998, reflecting increases in the number of Company-operated restaurants and in per store average ("PSA") sales. The average number of Company-operated restaurants for the 28-week period increased to 1,092 in 1999 from 975 restaurants in 1998. PSA sales for comparable Company-operated restaurants, those open more than one year, grew 9.1% and 7.7% in the 12-week and 28-week periods of 1999 compared with the same periods in 1998. Sales growth resulted from increases in the average number of transactions of 5.5% and 4.4% in the respective 1999 periods and the balance of the increases from higher average transaction amounts. Management believes that the sales growth is attributable to effective advertising and strategic initiatives, especially the Assemble-To-Order ("ATO") program in which sandwiches are made when customers order them. New menu boards that showcase the combo meals are helping to increase average check amounts. In addition, a new drive-thru order confirmation system is helping to improve order accuracy while alerting customers to the amount of their purchase.

     Distribution and other sales increased $3.3 million and $6.8 million, respectively, to $8.9 million and $19.2 million in 1999 from $5.6 million and $12.4 million in 1998, primarily due to an increase in the number of franchise restaurants serviced by the Company's distribution division, sales growth at franchise restaurants and an increase in other sales.

     Franchise rents and royalties increased $.9 million and $1.6 million to $8.9 million and $20.6 million, respectively, in 1999 from $8.0 million and $19.0 million in 1998, and were slightly more than 10% of sales at franchise restaurants in both years. Franchise restaurant sales increased to $85.3 million and $197.9 million, respectively, in 1999 from $78.1 million and $184.2 million in 1998. Sales at domestic franchise restaurants were also strengthened by implementing the Company's strategic initiatives.

     In 1998, other revenues, typically interest income from investments and notes receivable, also included income from the settlement of litigation with meat suppliers (the "Litigation Settlement"), approximately $45.8 million after litigation costs. Excluding this unusual item, other revenues declined to $.5 million and $1.2 million, respectively, in 1999 from $1.0 million and $1.7 million in 1998, reflecting lower cash investments after repaying debt in 1998.

     Restaurant costs of sales and operating costs increased with sales growth and the addition of Company-operated restaurants. Restaurant costs of sales, which include food and packaging costs, increased to $97.2 million and $220.8 million in 1999 from $79.5 million and $184.6 million in 1998. As a percent of restaurant sales, costs of sales were 32.0% and 32.1% of sales, respectively, in 1999, about the same as 1998.

     In the 12-week period in 1999, the Company reduced accrued liabilities and restaurant operating costs by $18.0 million, primarily due to a change in estimates resulting from improvements to its loss prevention and risk management programs, which have been more successful than anticipated. Excluding this unusual adjustment, restaurant operating costs increased to $147.3 million and $334.6 million, respectively, in 1999 from $123.5 million and $282.6 million in 1998. As a percent of restaurant sales, operating costs excluding the unusual adjustment decreased to 48.5% and 48.6%, respectively, in 1999 from 49.5% and 49.2% in 1998. The improvements in 1999 were principally due to occupancy and certain other restaurant operating expenses, which tend to be less variable, increasing at a lesser rate than PSA sales growth. Labor related costs percentages also improved slightly in the 12-week period of 1999.

     Costs of distribution and other sales increased to $8.7 million and $18.9 million, respectively, in 1999 from $5.4 million and $12.1 million in 1998, reflecting an increase in the related sales. As a percent of distribution and other sales, these costs increased to 98.0% and 98.4%, respectively, in 1999 from 97.4% and 97.6% in 1998, primarily due to the lower margin realized from other sales.

     Franchised restaurant costs, which consist principally of rents and depreciation on properties leased to franchisees and other miscellaneous costs, increased slightly to $5.8 million and $12.9 million, respectively, in 1999 from $5.5 million and $12.5 million in 1998, principally due to higher franchise-related legal expenses.

     Selling, general and administrative costs in the 12-week period declined to $34.9 million in 1999 from $37.4 million in 1998. In the 28-week period, such costs increased to $79.8 million in 1999 from $75.1 million in 1998. Advertising and promotion costs increased to $15.6 million and $35.4 million, respectively, in 1999 from $13.3 million and $30.6 million in 1998, slightly over 5% of restaurant sales in all periods. Regional administrative and training expenses have been reclassified to general and administrative costs in 1999. The 1998 amounts, which had previously been included with restaurant operating costs, have been restated to conform with the 1999 presentation. In 1998 general, administrative and other costs included a non-cash charge of approximately $8 million primarily related to facilities and customer service improvement projects. Excluding the non-cash charge, general, administrative and other costs were 6.0% and 6.1% of revenues, respectively, in 1999 compared to 6.0% of revenues excluding the Litigation Settlement in both periods of 1998.

     Interest expense declined $1.7 million and $3.7 million, respectively, to $6.5 million and $15.5 million in 1999 from $8.2 million and $19.2 million in 1998, principally due to a reduction in debt and lower interest rates. In 1998 the Company completed a refinancing plan, reducing debt by approximately $26 million from a year ago and improving effective interest rates. See "Liquidity and Capital Resources."

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

     In 1999 net earnings were $25.0 million, or $.64 per diluted share, in the 12-week period and $40.7 million, or $1.04 per diluted share, in the 28-week period. In 1998 net earnings were $34.3 million, or $.85 per diluted share, in the 12-week period and $46.0 million, or $1.14 per diluted share, in the 28-week period. Excluding the unusual adjustment to restaurant operating costs in 1999, net earnings were $13.6 million, or $.35 per diluted share, in the 12-week period and $29.4 million, or $.75 per diluted share, in the 28-week period. Excluding the Litigation Settlement and the $8 million non-cash charge to other expenses in 1998, net earnings were $8.7 million, or $.22 per diluted share, in the 12-week period and $20.4 million, or $.51 per diluted share, in the 28-week period. Excluding the unusual items in both years, net earnings increased approximately 56% and 44%, respectively, in 1999 compared to the same periods in 1998 reflecting the impact of sales growth and lower interest expense, offset in part by the higher effective income tax rate in 1999.

LIQUIDITY AND CAPITAL RESOURCES

     Cash and cash equivalents decreased $4.3 million to $5.7 million at April 11, 1999 from $10.0 million at the beginning of the fiscal year. The Company expects to maintain low levels of cash and cash equivalents and plans to reinvest available cash flows from operations to develop new and enhance existing restaurants and to reduce borrowings under the revolving credit agreement.

     The Company's working capital deficit decreased $23.1 million to $120.2 million at April 11, 1999 from $143.3 million at September 27, 1998, principally due to a decline in accrued liabilities. The Company and the restaurant industry in general maintain relatively low levels of accounts receivable and inventories and vendors grant trade credit for purchases such as food and supplies. The Company also continually invests in its business through the addition of new units and refurbishment of existing units, which are reflected as long-term assets and not as part of working capital.

     On April 1, 1998, the Company entered into a new revolving bank credit agreement, which provides for a credit facility expiring in 2003 of up to $175 million, including letters of credit of up to $25 million. At April 11, 1999, the Company had borrowings of $96.5 million and approximately $71.8 million of availability under the agreement.

     Beginning in September 1997, the Company initiated a refinancing plan to reduce and restructure its debt. At that time, the Company prepaid $50 million of its 9 1/4% senior notes due 1999 using available cash. In 1998 the Company repaid the remaining $125 million of its 9 1/4% senior notes and all $125 million of its 9 3/4% senior subordinated notes due 2002.

     In order to fund these repayments, on April 14, 1998 the Company completed a private offering of $125 million of 8 3/8% senior subordinated notes due 2008, redeemable beginning 2003. Additional funding sources included available cash, as well as bank borrowings under the new bank credit facility. The Company expects that annual interest expense will be reduced by over $10 million from 1997 levels due to the reduction in debt and lower interest rates on the new debt. Total debt outstanding decreased to $322.0 million at April 11, 1999 from $348.1 million at April 12, 1998.

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

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     The Company's primary exposure relating to financial instruments is to changes in interest rates. The Company uses interest rate swap agreements to reduce exposure to interest rate fluctuations. At April 11, 1999, the Company had a $25 million notional amount interest rate swap agreement expiring in June 2001. This agreement effectively converts a portion of the Company's variable rate bank debt to fixed rate debt and has a pay rate of 6.88%.

     At April 11, 1999, a hypothetical one percentage point increase in short-term interest rates would result in a reduction of $.7 million in annual pre-tax earnings. The estimated reduction is based on holding the unhedged portion of bank debt at its April 11, 1999 level.

     At April 11, 1999, the Company had no other material financial instruments subject to significant market exposure.

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

     Awareness and Assessment. The Company has established an ad hoc Committee of the Board of Directors and multiple management teams which are responsible for the Company's activities in addressing the Year 2000 issue. The Company has also sent letters to approximately 2,700 of its vendors of goods and services to bring the Year 2000 issue to their attention and to assess their readiness. The Company has advised its franchisees (who operate approximately 23% of the Jack in the Box restaurants) that they are required to be Year 2000 ready by December 31, 1999 and has provided video information and regional presentations regarding Year 2000 issues. The Company's franchisees are represented on a Year 2000 team. While the Awareness and Assessment phases will continue into the Year 2000, they are substantially complete at this time.

     Remediation, Testing and Implementation. Although Remediation, Testing and Implementation will be substantially completed during 1999, some systems identified as non-critical may not be addressed until after January 2000. The following table describes by category and status, major IT applications that have been identified.

                             Remediation Status

Category                              Ready    In Process    Remaining
-----------------------------------------------------------------------
Mainframe
  Third party developed software      100%         0%           0%
  Internally developed software        89%         8%           3%
  Hardware (Peripherals)              100%         0%           0%

Desktop
  Third party developed software       79%        21%           0%
  Internally developed software        38%        62%           0%
  Corporate hardware                   32%        68%           0%
  Restaurant hardware                  89%        11%           0%

Client-Server
  Third party developed software       38%        62%           0%
  Internally developed software        20%        80%           0%
  Hardware                             58%        42%           0%

     Embedded Technology. The Company has identified categories of critical restaurant equipment in which ET may be found, has sent letters to the majority of the vendors of such equipment and is in the process of identifying the remaining vendors. About 97% of restaurant equipment vendors who have received letters have responded. The Company is reviewing the responses. To date, the Company has identified only one type of equipment with date sensitive ET that the Company believes should be replaced. Replacement components are currently being tested and are expected to be implemented in Company restaurants during 1999. Franchisees have been informed and offered the opportunity to participate in the Company's replacement program. The Company continues to evaluate information in letter responses and other materials received from vendors, on web sites, and from other sources, in identifying date sensitive ET.

     Vendors of Important Goods and Services. The Company has identified and sent letters to approximately 2,700 key vendors in an attempt to gain assurance of vendors' Year 2000 readiness. As of May 1999, the Company had received responses concerning Year 2000 readiness from approximately 42% of those vendors and is pursuing responses from the remainder. The Company expects to continue discussions with those it identifies as critical vendors of goods and services throughout 1999 to attempt to ensure the uninterrupted supply of goods and services and to develop contingency plans in the event of the failure of any of such vendors to become and remain Year 2000 ready.

     The Company's Franchisees. At April 11, 1999, 333 restaurants were operated by franchisees in the United States. Seven restaurants were operated by franchisees outside the United States. The Company has completed an assessment of the Year 2000 readiness of the personal computers it has leased to approximately 80% of franchised restaurants in the United States, together with software it has licensed them to use. Such computers and software were determined not to be Year 2000 ready and are being replaced with compliant computers and remediated software at franchisees' expense during 1999. The Company has advised its franchisees, both domestic and international, that they are required to be Year 2000 ready by December 31, 1999.

     The Costs to Address the Company's Year 2000 Issues. The Company estimates that it has incurred costs of approximately $10 million to date for the Awareness, Assessment, Remediation, Testing and Implementation phases of its Year 2000 plan. These amounts have come principally from the general operating and capital budgets of the Company's Management Information Systems department.

     The Company currently estimates the total costs of completing its Year 2000 plan, including costs incurred to date, to be approximately $13 million, with approximately 25% relating to new systems which have been or will be capitalized. Some planned system replacements, which are anticipated to provide significant future benefits, were accelerated due to Year 2000 concerns and have resulted in increased IT spending. This estimate is based on currently available information and will be updated as the Company continues its assessment of third party relationships, proceeds with its testing and implementation, and designs contingency plans.

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

     If the vendors of the Company's most important goods and services or the suppliers of the Company's necessary energy, telecommunications and transportation needs fail to provide the Company with (1) the materials and services which are necessary to produce, distribute and sell its products, (2) the electrical power and other utilities necessary to sustain its operations, or

(3) reliable means of transporting supplies to its restaurants and franchisees, such failure could have a material adverse effect on the results of operations, liquidity and financial condition of the Company.

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

CAUTIONARY STATEMENTS REGARDING FORWARD-LOOKING STATEMENTS

     This Quarterly Report on Form 10-Q contains forward-looking statements including, but not limited to, the Company's expectations regarding its effective tax rate, its continuing investment in new restaurants and refurbishment of existing facilities, Year 2000 compliance and sources of liquidity. Forward-looking statements are generally identifiable by the use of the words "believe," "expect," "intend," "anticipate," "estimate," "project" and similar expressions. Forward-looking statements are subject to known and unknown risks and uncertainties which may cause actual results to differ materially from expectations. The following is a discussion of some of those factors. The Company's tax provision is highly sensitive to expected earnings and as expectations change the Company's income tax provision may vary more significantly from quarter to quarter and year to year than companies which have been continuously profitable. However, the Company's effective tax rates are expected to increase in the future. There can be no assurances that growth objectives in the regional domestic markets in which the Company operates will be met or that capital will be available for refurbishment of existing facilities. The Company has urged certain vendors to develop and implement Year 2000 compliance plans. However, any failure by vendors to ensure compliance with Year 2000 requirements could have a material, adverse effect on the financial condition and results of operations of the Company after January 1, 2000. Additional risk factors associated with the Company's business are detailed in the Company's most recent Annual Report on Form 10-K filed with the Securities and Exchange Commission.

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

PART II - OTHER INFORMATION

There is no information required to be reported for any items under Part II, except as follows:

Item 1. Legal Proceedings - See Note 3 to the Unaudited Consolidated Financial Statements.

Item 4.   Submission of Matters to a Vote of Security Holders.

     The results of the Company's annual meeting, held February 12, 1999, were reported in the Quarterly report on Form 10-Q for the quarter ended January 17, 1999.

Item 6.   Exhibits and Reports on Form 8-K.

     (a)  Exhibits

          Number    Description
          ------    -----------

           10.1 Second Amendment to the Revolving Credit Agreement dated as of February 27, 1999 by and between Foodmaker, Inc. and the Banks and Agents named therein.

             27 Financial Data Schedule (included only with electronic filing)

     (b)  Reports on Form 8-K.

          A form 8-K was filed April 2, 1999, reporting under Item 5 thereof, a transcript of a video that was sent concurrently to approximately 330 fund managers advising them of certain information about the Company.

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


Date: May 26, 1999