Form 10-Q
period 1999-07-04
FOODMAKER INC /DE/
filed 1999-08-18
CIK 807882

SECURITIES AND EXCHANGE COMMISSION
                              Washington, D.C. 20549


                                     FORM 10-Q


                 QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                      OF THE SECURITIES EXCHANGE ACT OF 1934


                    For the quarterly period ended July 4, 1999
                                                   ------------

                             Commission file no. 1-9390
                                                 ------

                                  FOODMAKER,INC.
             ---------------------------------------------------
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
Number of shares of common stock, $.01 par value, outstanding as of the close of business August 9, 1999 - 38,267,479
                             ----------

                          FOODMAKER, INC. AND SUBSIDIARIES

                       UNAUDITED CONSOLIDATED BALANCE SHEETS
                                    (In thousands)

                                                    July 4,        September 27,
                                                      1999             1998
--------------------------------------------------------------------------------

                                    ASSETS
Current assets:
  Cash and cash equivalents......................  $    5,230        $    9,952
  Receivables....................................      10,336            13,705
  Inventories....................................      20,502            17,939
  Prepaid expenses...............................      48,340            40,826
                                                   ----------        ----------
    Total current assets.........................      84,408            82,422
                                                   ----------        ----------
Trading area rights..............................      71,916            72,993
                                                   ----------        ---------
Lease acquisition costs..........................      15,800            17,157
                                                   ----------        ----------
Other assets.....................................      40,027            39,309
                                                   ----------        ----------

Property at cost.................................     824,080           759,680
  Accumulated depreciation and amortization......    (250,653)         (227,973)
                                                   ----------        ----------
                                                      573,427           531,707
                                                   ----------        ----------

    TOTAL........................................  $  785,578        $  743,588
                                                   ==========        ==========

                          LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Current maturities of long-term debt...........  $    1,850        $    1,685
  Accounts payable...............................      34,702            52,086
  Accrued expenses...............................     162,959           171,974
                                                   ----------        ----------
    Total current liabilities....................     199,511           225,745
                                                   ----------        ----------

Deferred income taxes...........................        4,147             2,347
                                                   ----------        ----------
Long-term debt, net of current maturities.......      310,762           320,050
                                                   ----------        ----------

Other long-term liabilities.....................       73,656            58,466
                                                   ----------        ----------
Stockholders' equity:
  Common stock..................................          411               408
  Capital in excess of par value................      288,344           285,940
  Accumulated deficit...........................      (56,790)         (114,905)
  Treasury stock................................      (34,463)          (34,463)
                                                  -----------        ----------
    Total stockholders' equity..................      197,502           136,980
                                                  -----------        ----------

    TOTAL.......................................  $   785,578        $  743,588
                                                  ===========        ==========
                      See accompanying notes to financial statements.

                          FOODMAKER, INC. AND SUBSIDIARIES

                     UNAUDITED CONSOLIDATED STATEMENTS OF EARNINGS
                       (In thousands, except per share data)


                                Twelve Weeks Ended           Forty Weeks Ended
                                ------------------           -----------------
                                July 4,     July 5,          July 4,   July 5,
                                 1999        1998             1999      1998
--------------------------------------------------------------------------------
Revenues:
  Restaurant sales.........  $ 323,727    $ 263,668    $ 1,011,833   $  838,506
  Distribution and other
    sales..................      9,175        6,634         28,365       18,985
  Franchise rents and
    royalities.............      9,086        8,285         29,686       27,248
  Other....................        460        1,979          1,671       49,510
                             ---------    ---------    -----------   ----------
                               342,448      280,566      1,071,555      934,249
                             ---------    ---------    -----------   ----------
Costs and expenses:
  Costs of revenues:
   Restaurant costs of sales   100,133       83,085        320,906      267,661
   Restaurant operating
    costs..................    156,779      129,779        473,372      412,406
   Costs of distribution and
    other sales............      9,038        6,460         27,919       18,517
   Franchised restaurant
    costs..................      5,003        5,365         17,943       17,820
  Selling, general and
    administrative.........     37,574       29,544        117,385      104,685
  Interest expense.........      6,344        7,707         21,815       26,913
                             ---------     --------       --------     --------
                               314,871      261,940        979,340      848,002
                             ---------     --------       --------     --------
Earnings before income
  taxes....................     27,577       18,626         92,215       86,247
Income taxes...............     10,200        6,000         34,100       27,600
                             ---------     --------       --------     --------
Earnings before
  extraordinary item.......     17,377       12,626         58,115       58,647
Extraordinary item - loss
  on early extinguishment
  of debt, net of taxes....          -       (4,378)             -       (4,378)
                             ---------    ---------      ---------    ---------
Net earnings...............  $  17,377    $   8,248      $  58,115    $  54,269
                             =========    =========      =========    =========

Earnings per share - basic:
  Earnings before
    extraordinary item...    $    .45      $    .32      $    1.53    $    1.49
  Extraordinary item.....           -           .11              -          .11
                            ---------      --------      ---------    ---------
  Net earnings per share.    $    .45      $    .21      $    1.53    $    1.38
                            =========      ========      =========    =========
Earnings per share - diluted:
  Earnings before
    extraordinary item...    $    .44      $    .31      $    1.48    $    1.46
  Extraordinary item.....           -           .11              -          .11
                             --------      --------      ---------    ---------
  Net earnings per share     $    .44      $    .20      $    1.48    $    1.35
                             ========      ========      =========    =========
Weighted average shares
  outstanding:
    Basic...............       38,209        39,300         38,104       39,214
    Diluted.............       39,446        40,348         39,229       40,281

                     See accompanying notes to financial statements.

                            FOODMAKER, INC. AND SUBSIDIARIES

                     UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                    (In thousands)


                                                             Forty Weeks Ended
                                                           --------------------
                                                           July 4,       July 5,
                                                            1999          1998
-------------------------------------------------------------------------------
Cash flows from operations:
  Net earnings......................................    $  58,115     $  58,647
  Non-cash items included above:
    Depreciation and amortization...................       35,491        32,312
    Deferred income taxes...........................        1,800         4,000
  Decrease (increase) in receivables................        3,369          (830)
  Decrease (increase) in inventories................       (2,563)           22
  Increase in prepaid expenses......................       (7,514)       (3,608)
  Decrease in accounts payable......................      (17,384)      (14,378)
  Increase in other liabilities.....................       12,728         9,850
                                                        ---------     ---------
    Cash flows provided by operations...............       84,042        86,015
                                                        ---------     ---------
Cash flows from investing activities:
  Additions to property and equipment...............      (81,939)      (61,203)
  Dispositions of property and equipment............        4,776         4,099
  Increase in trading area rights...................       (1,910)       (6,719)
  Increase in other assets..........................       (2,665)       (7,081)
                                                        ---------     ---------
    Cash flows used in investing activities.........      (81,738)      (70,904)
                                                        ---------     ---------
Cash flows from financing activities:
  Borrowings under revolving bank loans.............      256,500       118,000
  Principal repayments under revolving bank
    loans...........................................     (267,000)      (32,000)
  Proceeds from issuance of long-term debt..........        3,375       126,690
  Principal payments on long-term debt,
    including current maturities....................       (2,308)     (251,166)
  Extraordinary loss on retirement of debt,
    net of tax......................................            -        (4,378)
  Proceeds from issuance of common stock............        2,407         1,487
                                                        ---------     ---------
    Cash flows used in financing activities.........       (7,026)      (41,367)
                                                        ---------     ---------
Net decrease in cash and cash equivalents...........    $  (4,722)    $ (26,256)
                                                        =========     =========

                      See accompanying notes to financial statements.

                            FOODMAKER, INC. AND SUBSIDIARIES

                  NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

1. The accompanying unaudited consolidated financial statements of Foodmaker,Inc.(the "Company") and its subsidiaries do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments, consisting only of normal recurring adjustments, considered necessary for a fair presentation of financial condition and results of operations for the interim periods have been included. Operating results for any interim period are not necessarily indicative of the results for any other interim period or for the full year. The Company reports results quarterly with the first quarter having 16 weeks and each remaining quarter having 12 weeks. Certain financial statement reclassifications have been made in the prior year to conform to the current year presentation. These financial statements should be read in conjunction with the 1998 financial statements.

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

3.  Contingent Liabilities

    On November 6, 1996, an action was filed by the National JIB Franchisee Association, Inc. (the "Franchisee Association") and several of the Company's franchisees in the Superior Court of California, County of San Diego in San Diego, California against the Company and others. The lawsuit alleged that certain Company policies are unfair business practices and violate sections of the California Corporations Code regarding material modifications of franchise agreements and interfere with franchisees' right of association. It sought injunctive relief, a declaration of the rights and duties of the parties,unspecified damages and rescission of alleged material modifications of plaintiffs' franchise agreements. The complaint contained allegations of fraud, breach of fiduciary duty and breach of a third-party beneficiary contract in connection with certain payments that the Company received from suppliers and sought unspecified damages, interest, punitive damages and an accounting. However, on August 31, 1998, the Court granted the Company's request for summary judgment on all claims regarding an accounting, conversion, fraud, breach of fiduciary duty and breach of third-party beneficiary contracts. On March 10,1999, the court granted motions by the Company, ruling, in essence, that the franchisees would be unable to prove their remaining claims. On April 22, 1999,the Court entered an order granting the Company's motion to enforce a settlement with the Franchisee Association covering various aspects of the franchise relationship, but involving no cash payments by the Company. In accordance with that order, the Franchise Association's claims were dismissed with prejudice. On June 10, a final judgment was entered, in favor of Foodmaker, and against those plaintiffs with whom Foodmaker did not settle. The Franchise Assciation and certain individual plaintiffs filed an appeal on August 13, 1999. Management intends to vigorously defend the appeal.

    On February 2, 1995, an action by Concetta Jorgensen was filed against the Company in the U.S. District Court in San Francisco, California alleging that restrooms at a Jack in the Box restaurant failed to comply with laws regarding disabled persons and seeking damages in unspecified amounts, punitive damages,injunctive relief, attorneys' fees and prejudgment interest. In an amended complaint, damages were also sought on behalf of all physically disabled persons who were allegedly denied access to restrooms at the restaurant. In February 1997, the court ordered that the action for injunctive relief proceed as a nationwide class action on behalf of all persons in the United States with mobility disabilities. The Company has reached agreement on settlement terms both as to the individual plaintiff Concetta Jorgensen and the claims for injunctive relief, and the settlement agreement has been approved by the U.S. District Court. The settlement requires the Company to make access improvements at Company-operated restaurants to comply with the standards set forth in the Americans with Disabilities Act Access Guidelines. The settlement requires compliance at 85% of the Company-operated restaurants by April 2001 and for the balance of Company-operated restaurants by October 2005. The Company has agreed to make modifications to its restaurants to improve accessibility and anticipates investing an estimated $19 million in capital improvements in connection with these modifications, including amounts previously spent. Similar claims have been made against Jack in the Box franchisees and Foodmaker relating to franchised locations which may not be in compliance with the Americans with Disabilities Act (ADA). The relief sought is injunctive relief to bring these additional restaurants into compliance with the ADA and attorneys' fees.

    On April 6, 1996, an action was filed by one of the Company's international franchisees, Wolsey, Ltd., a Hong Kong corporation, in the U.S. District Court in San Diego, California against the Company and its directors, its international franchising subsidiary, and certain current and former officers of the Company. The complaint alleged certain contractual, tort, and law violations, and sought $38.5 million in damages, injunctive relief, attorneys' fees and costs. The Company filed a counterclaim seeking, among other things, declaratory relief, and attorneys' fees and costs. Prior to the trial, the Court dismissed portions of the plaintiff's claim, including the single claim alleging wrongdoing by the Company's non-management directors, and the claims against its current officers. The case proceeded to trial on January 5, 1999. Prior to the conclusion of the trial, on January 29, 1999, the parties reached agreement on a settlement, which provided for a mutual exchange of non-cash consideration, including execution of a new agreement between the Company and the plaintiff for development of Jack in the Box restaurants in Asia. The settlement was formally approved, aqnd judgment was entered on February 2, 1999.

    On December 10, 1996, the Company's Mexican licensee, Foodmex, Inc. ("Foodmex") filed a suit, in the U.S. District Court in San Diego, California against the Company and its international franchising subsidiary. Foodmex formerly operated several Jack in the Box franchise restaurants in Mexico, but its licenses were terminated by the Company for, among other reasons, chronic insolvency and failure to meet operational standards.
    The Foodmex suit alleged wrongful termination of its master license, breach of contract and unfair competition and sought an injunction to prohibit termination of its license as well as unspecified monetary damages. The Company and its subsidiary counterclaimed and sought a preliminary injunction against Foodmex. On February 24, 1998, the Court issued an order dismissing Foodmex's complaint without prejudice. In March 1998, Foodmex filed a Second Amended Complaint in the U.S. District Court in San Diego, California alleging contractual, tort and law violations arising out of the same business relationship and seeking damages in excess of $10 million, attorneys' fees and costs. On June 25, 1999 the court granted Foodmaker's motion for summary judgement on the plaintiff's second amended complaint, resulting in the complete dismissal of Foodmex's claim against Foodmaker.
    On the same day, the court granted Foodmaker's motion for partial summary judgement on its breach of contract, trademark infringement, unfair competition and related claims, including the Company's claim for a permanent injunction. The court ordered Foodmex to cease using any of the Company's proprietary marks, and ordered it to cause its Mexican sublicensees to cease using any of Foodmaker's proprietary marks.
    Issues of Foodmex's liability to Foodmaker on the Company's breach of promissory note claim, and issues of damages owed to Foodmaker by Foodmex remain to be decided. No trial date has been set.

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

    The U.S. Internal Revenue Service ("IRS") examination of the Company's federal income tax return for fiscal year 1996 resulted in the issuance of a proposed adjustment to tax liability of $7.3 million (exclusive of interest). The Company has filed a protest with the Regional Office of Appeals of the IRS to contest the proposed assessment. Management believes that an adequate provision for income taxes has been made.

                            FOODMAKER, INC. AND SUBSIDIARIES

                        MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                    FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

     All comparisons under this heading between 1999 and 1998 refer to the 12-week and 40-week periods ended July 4, 1999 and July 5, 1998, respectively, unless otherwise indicated.

     Restaurant sales increased $60.0 million, and $173.3 million, respectively, to $323.7 million and $1,011.8 million in 1999 from $263.7 million and $838.5 million in 1998, reflecting increases in the number of Company-operated restaurants and in per store average ("PSA") sales. The average number of Company-operated restaurants for the 40-week period increased to 1,106 in 1999 from 986 restaurants in 1998. PSA sales for comparable Company-operated restaurants, those open more than one year, grew 9.8% and 8.4% in the 12-week and 40-week periods of 1999 compared with the same periods in 1998. Sales growth resulted from increases in the average number of transactions of 6.4% and 5.0% in the respective 1999 periods and the balance of the increases from higher average transaction amounts. Management believes that the sales growth is attributable to effective advertising and strategic initiatives, especially the Assemble-To-Order ("ATO") program in which sandwiches are made when customers order them. New menu boards that showcase the combo meals are helping to increase average check amounts. In addition, a new drive-thru order confirmation system is helping to improve order accuracy while alerting customers to the amount of their purchase.

     Distribution and other sales increased $2.6 million and $9.4 million, respectively, to $9.2 million and $28.4 million in 1999 from $6.6 million and $19.0 million in 1998, primarily due to an increase in the number of franchise restaurants serviced by the Company's distribution division, sales growth at franchise restaurants and an increase in other sales.

     Franchise rents and royalties increased $.8 million and $2.5 million to $9.1 million and $29.7 million, respectively, in 1999 from $8.3 million and $27.2 million in 1998, and were slightly more than 10% of sales at franchise restaurants in both years. Franchise restaurant sales increased to $88.3 million and $286.2 million, respectively, in 1999 from $79.2 million and $263.3 million in 1998. Sales at domestic franchise restaurants were also strengthened by implementing the Company's strategic initiatives.

     Other revenues, typically interest income from investments and notes receivable, also included in the second quarter in 1998 income from the settlement of litigation with meat suppliers (the "Litigation
Settlement") of approximately $45.8 million after litigation costs.
Other revenues declined to $.5 million and $1.7 million, respectively, in 1999 from $2.0 million and $3.7 million excluding this unusual item in 1998, reflecting lower cash investments after repaying debt.

     Restaurant costs of sales and operating costs increased with sales growth and the addition of Company-operated restaurants. Restaurant costs of sales, which include food and packaging costs, increased to $100.1 million and $320.9 million in 1999 from $83.1 million and $267.7 million in 1998. As a percent of restaurant sales, costs of sales declined to 30.9% and 31.7% of sales, respectively, in 1999, from 31.5% and 31.9% in 1998, primarily due to lower ingredient costs, especially beef and pork.

     In the second quarter in 1999, the Company reduced accrued liabilities and restaurant operating costs by $18.0 million, primarily due to a change in estimates resulting from improvements to its loss prevention and risk management programs, which have been more successful than anticipated. Restaurant operating costs increased to $156.8 million and $491.4 million, excluding this unusual adjustment, in 1999 from $129.8 million and $412.4 million, respectively, in 1998. As a percent of restaurant sales, operating costs excluding the unusual adjustment decreased to 48.4% and 48.6%, respectively, in 1999 from 49.2% in both periods of 1998. The improvements in 1999 reflect improved percentages of labor-related costs and occupancy expenses, which tend to be less variable, increasing at a lesser rate than PSA sales growth.

     Costs of distribution and other sales increased to $9.0 million and $27.9 million, respectively, in 1999 from $6.5 million and $18.5 million in 1998, reflecting an increase in the related sales. As a percent of distribution and other sales, these costs increased to 98.5% and 98.4%, respectively, in 1999 from 97.4% and 97.5% in 1998, primarily due to the lower margin realized from other sales.

     Franchised restaurant costs, which consist principally of rents and depreciation on properties leased to franchisees and other miscellaneous costs, decreased slightly to $5.0 million and increased slightly to $17.9 million, respectively, in 1999 from $5.4 million and $17.8 million in 1998. The decline in the most recent quarter is principally due to lower franchise-related legal expenses.

     Selling, general and administrative costs increased to $37.6 million and $117.4 million in 1999 from $29.5 million and $104.7 million in 1998. Advertising and promotion costs increased to $16.6 million and $52.0 million, respectively, in 1999 from $13.9 million and $44.5 million in 1998, slightly over 5% of restaurant sales in all periods. Regional administrative and training expenses are reflected in general and administrative costs in 1999. The 1998 amounts, which had previously been included with restaurant operating costs, have been reclassified to conform with the 1999 presentation. In 1998 general, administrative and other costs included a non-cash charge of approximately $8 million primarily related to facilities and customer service improvement projects. In 1999 general, administrative and other costs were 6.1% of revenues in both periods and, in 1998, excluding the non-cash charge, such costs were 5.6% and 5.9% of revenues excluding the Litigation Settlement.

     Interest expense declined $1.4 million and $5.1 million, respectively, to $6.3 million and $21.8 million in 1999 from $7.7 million and $26.9 million in 1998, principally due to a reduction in debt and lower interest rates. In 1998 the Company completed the refinancing plan described in "Liquidity and Capital Resources." As a result of the plan, since the beginning of 1998 debt has been reduced by approximately $35 million and effective interest rates are lower.

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

     Net earnings in the 12-week period increased 38% to $17.4 million, or $.44 per diluted share, in 1999 from $12.6 million, or $.31 per diluted share, before an extraordinary item in 1998. Net earnings in the 40-week period were $58.1 million, or $1.48 per diluted share, in 1999 and $58.6 million, or $1.46 per diluted share, before an extraordinary item in 1998. Net earnings in both 1999 and 1998 include unusual items, which increased the Company's net income. In the second quarter of 1999, the Company reduced restaurant operating costs by $11.3 million or $.29 per diluted share, net of income taxes, primarily due to a change in estimates as described above. Earnings in 1998 included income from the Litigation Settlement and a non-cash charge as described in general and administrative costs, which combined were approximately $25.6 million, or $.64 per diluted share, net of income taxes. Excluding these unusual items in both years, net earnings increased 42% in the 40-week period to $46.8 million, or $1.19 per diluted share, in 1999 from $33.0 million, or $.82 per diluted share, before an extraordinary item in 1998. The earnings increases in 1999 compared to the same periods in 1998 reflect the impact of sales growth and lower interest expense, offset in part by the higher effective income tax rate in 1999.

LIQUIDITY AND CAPITAL RESOURCES

     Cash and cash equivalents decreased $4.8 million to $5.2 million at July 4, 1999 from $10.0 million at the beginning of the fiscal year. The Company expects to maintain low levels of cash and cash equivalents and plans to reinvest available cash flows from operations to develop new, enhance existing restaurants and to reduce borrowings under the revolving credit agreement.

     The Company's working capital deficit decreased $28.2 million to $115.1 millionat July 4, 1999 from $143.3 million at September 27, 1998, principally due to a decline in current liabilities. The Company and the restaurant industry ingeneral maintain relatively low levels of accounts receivable and inventories and vendors grant trade credit for purchases such as food and supplies. The Company also continually invests in its business through the addition of new units and refurbishment of existing units, which are reflected as long-term assets and not as part of working capital.

     On April 1, 1998, the Company entered into a new revolving bank credit agreement, which provides for a credit facility expiring in 2003 of up to $175 million, including letters of credit of up to $25 million. At July 4, 1999, the Company had borrowings of $87.0 million and approximately $81.0 million of availability under the agreement.

     Beginning in September 1997, the Company initiated a refinancing plan to reduce and restructure its debt. At that time, the Company prepaid $50 million of its 9 1/4% senior notes due 1999 using available cash. In 1998 the Company repaid the remaining $125 million of its 9 1/4% senior notes and all $125 million of its 9 3/4% senior subordinated notes due 2002.

     In order to fund these repayments, on April 14, 1998 the Company completed a private offering of $125 million of 8 3/8% senior subordinated notes due 2008, redeemable beginning 2003. Additional funding sources included available cash, as well as bank borrowings under the new bank credit facility. The Company expects that annual interest expense will be reduced by over $10 million from 1997 levels due to the reduction in debt and lower interest rates on the new debt. Total debt outstanding decreased to $312.6 million at July 4, 1999 from $347.7 million at the beginning of fiscal year 1998.

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


QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     The Company's primary exposure relating to financial instruments is to changes in interest rates. The Company uses interest rate swap agreements to reduce exposure to interest rate fluctuations. At July 4, 1999, the Company had a $25 million notional amount interest rate swap agreement expiring in June 2001. This agreement effectively converts a portion of the Company's variable rate bank debt to fixed rate debt and has a pay rate of 6.63%.

     At July 4, 1999, a hypothetical one percentage point increase in short-term interest rates would result in a reduction of $.6 million in annual pre-tax earnings. The estimated reduction is based on holding the unhedged portion of bank debt at its July 4, 1999 level.

     At July 4, 1999, the Company had no other material financial instruments subject to significant market exposure.


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

     Awareness and Assessment. The Company has established an ad hoc Committee of the Board of Directors and multiple management teams, which are responsible for the Company's activities in addressing the Year 2000 issue. The Company has also sent letters to approximately 2,700 of its vendors of goods and services to bring the Year 2000 issue to their attention and to assess their readiness. The Company has advised its franchisees (who operate approximately 22% of the Jack in the Box restaurants) that they are required to be Year 2000 ready by December 31, 1999 and has provided video information and regional presentations regarding Year 2000 issues. The Company's franchisees are represented on a Year 2000 team. While the Awareness and Assessment phases will continue into the Year 2000, they are substantially complete at this time.


     Remediation, Testing and Implementation. Although Remediation, Testing and Implementation will be substantially completed during 1999, some systems identified as non-critical may not be addressed until after January 2000. The following table describes by category and status, major IT applications that have been identified.

                                 Remediation Status

Category                                         Ready          In Process
--------------------------------------------------------------------------------

Mainframe
  Third party developed software                  100%               0%
  Internally developed software                    90%              10%
  Hardware (Peripherals)                          100%               0%

Desktop
  Third party developed software                   79%              21%
  Internally developed software                    40%              60%
  Corporate hardware                               70%              30%
  Restaurant hardware                              94%               6%

Client-Server
  Third party developed software                    60%             40%
  Internally developed software                    100%              0%
  Hardware                                          66%             34%


     Embedded Technology. The Company has identified categories of critical restaurant equipment in which ET may be found, has sent letters to the majority of the vendors of such equipment and is in the process of identifying the remaining vendors. About 97% of restaurant equipment vendors who have received letters have responded. The Company is reviewing the responses. To date, the Company has identified only one type of equipment with date sensitive ET that the Company believes should be replaced. Replacement components have been implemented in 63% of the Company restaurants with the remainder to be implemented during 1999. Franchisees have been informed and offered the opportunity to participate in the Company's replacement program. The Company continues to evaluate information in letter responses and other materials received from vendors, on web sites, and from other sources, in identifying date sensitive ET.

     Vendors of Important Goods and Services. The Company has identified and sent letters to approximately 2,700 key vendors in an attempt to gain assurance of vendors' Year 2000 readiness. As of July 1999, the Company had received responses concerning Year 2000 readiness from approximately 63% of those vendors and is pursuing responses from the remainder. The Company expects to continue discussions with those it identifies as critical vendors of goods and services throughout 1999 to attempt to ensure the uninterrupted supply of goods and services and to develop contingency plans in the event of the failure of any of such vendors to become and remain Year 2000 ready.

     The Company's Franchisees. At July 4, 1999, 327 restaurants were operated by franchisees. The Company has completed an assessment of the Year 2000 readiness of the personal computers it has leased to approximately 80% of franchised restaurant, together with software it has licensed them to use. Such computers and software were determined not to be Year 2000 ready and are being replaced with compliant computers and remediated software at franchisees' expense during 1999. The Company has advised its franchisees, both domestic and international, that they are required to be Year 2000 ready by December 31, 1999.

     The Costs to Address the Company's Year 2000 Issues. The Company estimates that it has incurred costs of approximately $11 million to date for the Awareness, Assessment, Remediation, Testing and Implementation phases of its Year 2000 plan. These amounts have come principally from the general operating and capital budgets of the Company's Management Information Systems department.

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

     The Company's Contingency Plan. The Company is developing a business contingency plan to address both unavoided and unavoidable Year 2000 risks. Although the Company expects to have the plan substantially complete by late summer, enhancements and revisions will be continuously considered and implemented, as appropriate, throughout the remainder of the year and into the Year 2000.

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

                            NEW ACCOUNTING STANDARDS

    In June 1997, the FASB issued SFAS 130, Reporting Comprehensive Income.
This Statement establishes standards for reporting and display of comprehensive income and its components (revenues, expenses, gains and losses) in a full set of general-purpose financial statements and is effective for fiscal years beginning after December 15, 1997. Reclassification of financial statements for earlier periods provided for comparative purposes is required. SFAS 130, requiring only additional informational disclosures, is effective for the Company's fiscal year ending October 3, 1999.

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

     In June 1998, the FASB issued SFAS 133, Accounting for Derivative Instruments and Hedging Activities, which establishes accounting and reporting standards for derivative instruments and hedging activities. SFAS 133 requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. This Statement is effective for all fiscal years beginning after June 15, 2000. SFAS 133 is effective for the Company's fiscal year ending September 30, 2001 and is not expected to have a material effect on the Company's financial position or results of operations.

     In March 1998, the AICPA issued a Statement of Position ("SOP") 98-1, Accounting for the Costs of Computer Software Developed or Obtained for
Internal Use. SOP 98-1 requires that certain costs related to the development or purchase of internal-use software be capitalized and amortized over the estimated useful life of the software. The SOP also requires that costs related to the preliminary project stage and the post-implementation/operations stage of an internal-use computer software development project be expensed as incurred. This Statement is effective for fiscal years beginning after December 15, 1998 and requires that costs incurred prior to the initial application of the SOP not be adjusted to the amounts that would have been capitalized had the SOP been in effect when those costs were incurred. SOP 98-1 is effective for the Company's fiscal year ending October 1, 2000, and is not expected to have a material effect on the Company's financial position or results of operations.

PART II - OTHER INFORMATION

There is no information required to be reported for any items under Part II, except as follows:

Item 1. Legal Proceedings - See Note 3 to the Unaudited Consolidated Financial Statements.

Item 6.   Exhibits and Reports on Form 8-K.

     (a)  Exhibits

          Number    Description
          ------    -----------
            27      Financial Data Schedule (included only with
                    electronic filing)

     (b)  Reports on Form 8-K.

          A form 8-K was filed on July 20, 1999, reporting under Item 5 thereof, a change in the name of the Company to Jack in the Box Inc. effective October 4, 1999.

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


Date: August 18, 1999