Form 10-K
period 1999-10-03
JACK IN THE BOX INC /NEW/
filed 1999-12-02
CIK 807882

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

                    FOR THE FISCAL YEAR ENDED OCTOBER 3, 1999

                          COMMISSION FILE NUMBER 1-9390

                 Jack in the Box Inc. (formerly Foodmaker, Inc.)
              --------------------------------------------------
             (Exact name of registrant as specified in its charter)

            Delaware                                  95-2698708
--------------------------------        ---------------------------------------
    (State of Incorporation)              (I.R.S. Employer Identification No.)

   9330 Balboa Avenue, San Diego, CA                        92123
------------------------------------------     --------------------------------
(Address of principal executive offices)                  (Zip Code)

        Registrant's telephone number, including area code (858) 571-2121
                                                           --------------
           Securities registered pursuant to Section 12(b) of the Act:

       Title of each class            Name of each exchange on which registered
-----------------------------------   -----------------------------------------
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

                                 Yes [X] No [ ]

         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

         The aggregate market value of the voting stock held by non-affiliates of the registrant as of November 26, 1999, computed by reference to the closing price reported in the New York Stock Exchange - Composite Transactions, was approximately $795 million.

         Number of shares of common stock, $.01 par value, outstanding as of the close of business November 26, 1999 - 38,295,027.

                       DOCUMENTS INCORPORATED BY REFERENCE

         Portions of the Proxy Statement to be filed with the Securities and Exchange Commission in connection with the 2000 Annual Meeting of Stockholders are incorporated by reference into Part III hereof.

ITEM 1.  BUSINESS

The Company

         Overview. On October 4, 1999, Foodmaker, Inc. changed its name to
Jack in the Box Inc. (the "Company"). The Company owns, operates and franchises JACK IN THE BOX(R) quick-service hamburger restaurants. As of October 3, 1999, the JACK IN THE BOX system included 1,517 restaurants, of which 1,191 were Company-operated and 326 were franchised. In fiscal 1999, the Company generated revenues of $1.5 billion. JACK IN THE BOX restaurants are located primarily in the western United States. Based on the number of units, JACK IN THE BOX is the third largest quick-service hamburger chain in most of its major markets.

         JACK IN THE BOX restaurants offer a broad selection of distinctive, innovative products targeted at the adult fast-food consumer. The
JACK IN THE BOX menu features a variety of hamburgers, specialty sandwiches, Mexican foods, finger foods and side items. The core of the JACK IN THE BOX menu is hamburgers, including the signature Jumbo Jack(R), Sourdough Jack(R) and Ultimate Cheeseburger. In addition, the Company offers products unique to the hamburger segment, such as the Teriyaki Chicken Bowl and Chicken Fajita Pita. JACK IN THE BOX restaurants also offer value-priced product alternatives, known as "Jack's Value Menu," to compete against price-oriented competitors. The Company believes that its distinctive menu has been instrumental in developing brand loyalty and appealing to customers with a broader range of food preferences. JACK IN THE BOX restaurants focus on guest service in providing a restaurant experience which exceeds the guests' expectations.

         The JACK IN THE BOX restaurant chain was the first to develop and expand the concept of drive-thru only restaurants. In addition to drive-thru windows, most restaurants have seating capacities ranging from 20 to 100 persons and are open 18-24 hours a day. Drive-thru sales currently account for approximately 64% of sales at Company-operated restaurants.

         History. The first JACK IN THE BOX restaurant, which offered only drive-thru service, opened in 1950, and the JACK IN THE BOX chain expanded its operations to approximately 300 restaurants in 1968. After Ralston Purina Company purchased the Company in 1968, a major expansion program was initiated in an effort to penetrate the eastern and midwestern markets, and by 1979 the business grew to over 1,000 units. In 1979, the Company's management decided to divest of 232 restaurants in the east and midwest and concentrate its efforts and resources in the western and southwestern markets, which it believed offered the greatest growth and profit potential at that time. In 1985, the Company was acquired by a group of private investors and, in 1987, completed a public offering of common stock. In 1988, the outstanding publicly-held shares were acquired by private investors through a tender offer. In 1992, the Company completed a recapitalization that included a public offering of common stock and indebtedness.

         Operating Strategy. The Company's operating strategy includes: (i) offering quality products with high perceived value, (ii) providing fast and friendly customer service, (iii) maintaining a strong brand image, and (iv) targeting an attractive demographic segment. Beginning in 1994, the Company began a series of operating initiatives to improve food quality and guest service. These initiatives include improvements in food preparation and service methods, product reformulations and innovations, and training and retention of employees. In addition, the Company launched its award-winning, irreverent advertising campaign featuring its fictional founder "Jack" which has been instrumental in delivering the message of product quality, innovation and value to customers. The Company believes its menu and marketing campaign appeal to a broad segment of the population, particularly its primary target market of men aged 18-34, the demographic group with the highest incidence of fast-food consumption. The Company operates nearly 80% of its restaurants, one of the highest percentages in the quick-service restaurant industry, which the Company believes enables it to implement its operating strategy and introduce product innovations consistently across the entire system better than other quick-service restaurant chains.

         Menu Strategy. The menu strategy for JACK IN THE BOX restaurants is to provide high quality products that represent good value and appeal to the preferences of its customers. The menu features traditional hamburgers and side items in addition to specialty sandwiches, Mexican foods, finger foods, breakfast foods, unique side items and desserts.

         The Company recognizes the advantages of improving existing products through ingredient specifications and changes in preparation and cooking procedures. Such major improvements are communicated to the public through point-of-purchase and television media, with messages such as "We won't make it - `til you order it." During fiscal 1999, the Company implemented its Assemble-to-Order ("ATO") program. This program and the addition of new menu boards have had a favorable impact on sales.

         JACK IN THE BOX restaurants operate in the hamburger segment which is the largest segment of the quick-service industry. Hamburgers, including the Jumbo Jack, Sourdough Jack and the Ultimate Cheeseburger, accounted for approximately one-quarter of the Company's restaurant sales in fiscal 1999. However, management believes that, as a result of its diverse menu, JACK IN THE BOX restaurants are less dependent on the commercial success of one or a few products than other quick-service chains, and the JACK IN THE BOX menu appeals to guests with a broad range of food preferences.

         Growth Strategy. The Company's business strategy is to (i) increase same store sales and profitability through the continued implementation of its successful operating strategy and (ii) capitalize on its strong brand name and proven operating strategy by developing new restaurants.

         The Company believes that its strategy of focusing on food quality and guest service will allow it to differentiate itself from competitors and maintain its restaurant level margins among the highest in the industry. The Company intends to continue to increase same store sales and profitability through improvements in food quality and guest service, product innovations and creative marketing. For example, the Company recently implemented its ATO program by remodeling its restaurant kitchens to improve food quality and to allow for more efficient operations. In addition, the Company's new drive-thru menu boards feature an electronic order confirmation system that allows customers to read their order on an electronic screen, which the Company believes will reduce errors and increase customer satisfaction. Also, in response to consumer demand, self-serve drink stations were implemented in the vast majority of restaurants, improving guest satisfaction and reducing labor.

         The Company intends to capitalize on its strong brand name and proven operating strategy to achieve attractive returns on investment by developing new Company-operated restaurants and, to a lesser extent, franchised restaurants. The Company opened 115 new Company-operated restaurants in fiscal 1999 and intends to open and operate slightly increased levels of new restaurants in each of the next several years. Newly-opened restaurants typically have sales levels similar to existing restaurants. The Company believes that its brand is underpenetrated in many of its existing markets and intends to leverage media and food delivery costs by increasing its market penetration. In addition, the Company believes that it can further leverage the JACK IN THE BOX brand name by expanding to contiguous and selected high growth new markets. The Company has also begun opening a limited number of restaurants on nontraditional sites, such as adjacent to convenience stores and gas stations, and intends to continue to add nontraditional sites to increase its penetration of existing markets.

         Site selections for all new JACK IN THE BOX restaurants are made after an extensive review of demographic data and other information relating to population density, restaurant visibility and access, available parking, surrounding businesses and opportunities for market penetration. JACK IN THE BOX restaurants developed by franchisees are built to Company specifications on sites which have been approved by the Company.

         The Company uses several configurations in building new JACK IN THE BOX restaurants, with the largest restaurants seating 90 customers and the smallest, 44 customers. The typical development costs range from approximately $1.3 million to $1.5 million. The Company seeks to use lease financing and other means to lower its cash investment in a typical leased restaurant to approximately $300,000 to $400,000. Management believes that the flexibility provided by the alternative configurations enables the Company to match the restaurant configuration with specific economic, demographic and geographic characteristics of the site.

         The following table sets forth the growth in Company-operated and franchised JACK IN THE BOX restaurants since the beginning of fiscal 1995:

                                                      Fiscal Year
                                      ------------------------------------------
                                       1995     1996     1997     1998     1999
     ------------------------------   ------   ------   ------   ------   ------

     Company-operated restaurants:
          Opened ..................      21       26       75      102      115
          Sold to franchisees .....      (6)      --       (8)      (2)      --
          Closed ..................      (4)     (15)      (6)      (8)      (6)
          Acquired from franchisees      42        5       23       14       13
          End of period total .....     863      879      963    1,069    1,191

     Franchised restaurants:
          Opened ..................      12       10        5        2        2
          Acquired from Company ...       6       --        8        2       --
          Closed ..................      (1)      (3)     (21)      (5)      (8)
          Sold to Company .........     (42)      (5)     (23)     (14)     (13)
          End of period total .....     389      391      360      345      326
     System end of period total ...   1,252    1,270    1,323    1,414    1,517

         The following table summarizes, by state, the geographical locations of JACK IN THE BOX restaurants at October 3, 1999:

                                                 Company-
                                                 operated Franchised  Total
     ----------------------------------------    -------- ----------  -----

     Arizona ................................        76        44       120
     California .............................       491       237       728
     Hawaii .................................        27         1        28
     Idaho ..................................        17        --        17
     Illinois ...............................        13        --        13
     Missouri ...............................        44        --        44
     Nevada .................................        31        10        41
     New Mexico .............................        --         2         2
     Oregon .................................        20         2        22
     Texas ..................................       383        30       413
     Washington .............................        89        --        89
                                                  -----     -----     -----
       Total ................................     1,191       326     1,517
                                                  =====     =====     =====

         Restaurant Operations. Significant resources are devoted to ensure that all JACK IN THE BOX restaurants offer the highest quality food and service. Emphasis is placed on ensuring that quality ingredients are delivered to the restaurants, restaurant food production systems are continuously developed and improved, and all employees are dedicated to delivering consistently high quality food and service. Through its network of corporate quality assurance, facilities services and restaurant management personnel, including regional vice presidents, area managers and restaurant managers, the Company standardizes specifications for the preparation and service of its food, the conduct and appearance of its employees, and the maintenance and repair of its premises. Operating specifications and procedures are documented in a series of manuals and video presentations. Most restaurants, including franchised units, receive approximately four quality and image inspections and 26 mystery guest reviews each year.

         Each JACK IN THE BOX restaurant is operated by a Company-employed manager or a franchisee who normally attends an extensive range of management training classes. The Company's management training program involves a combination of classroom instruction and on-the-job training in specially designated training restaurants. Restaurant managers and supervisory personnel train other restaurant employees in accordance with detailed procedures and guidelines prescribed by the Company, utilizing training aids including video equipment available at each location. The restaurant managers are directly responsible for the operation of the restaurants, including product quality, food handling safety, cleanliness, service, inventory, cash control and the conduct and appearance of employees.

         Restaurant managers are supervised by area managers, each of whom is responsible for approximately 15-20 restaurants. The area managers are supervised by ten regional vice presidents. Under the Company's performance system, regional vice presidents, area and restaurant managers are eligible for quarterly bonuses based on a percentage of location operating profit and profit improvement over the prior year.

         The Company's "farm-to-fork" food safety and quality assurance program is designed to maintain high standards for the food and materials and food preparation procedures used by Company-operated and franchised restaurants. The Company maintains product specifications and approves sources for obtaining such products. The Company has developed a comprehensive, restaurant-based Hazard Analysis & Critical Control Points ("HACCP") system for managing food safety and quality. HACCP combines employee training, testing by suppliers, and detailed attention to product quality at every stage of the food preparation cycle. The Company's HACCP program has been recognized as a leader in the industry by the USDA, FDA and the Center for Science in the Public Interest.

         The Company provides purchasing, warehouse and distribution services for both Company-operated and some franchised restaurants. Some products, primarily dairy and bakery items, are delivered directly by approved suppliers to both Company-operated and franchised restaurants. Prior to 1996, most
JACK IN THE BOX franchisees used the Company's distribution services to the full extent available even though they were permitted to purchase products directly from any approved source. In 1996, JACK IN THE BOX franchisees formed a purchasing cooperative and contracted with another supplier for distribution services. This transition by most franchisees resulted in a substantial decline in distribution sales, but had only a minor impact on profitability since distribution is a low margin business.

         The primary commodities purchased by JACK IN THE BOX restaurants are beef, poultry, pork, cheese and produce. The Company monitors the primary commodities it purchases in order to minimize the impact of fluctuations in price and availability, and makes advance purchases of commodities when considered to be advantageous. However, the Company remains subject to price fluctuations in certain commodities. All essential food and beverage products are available, or upon short notice can be made available, from alternative qualified suppliers.

          The Company maintains centralized financial and accounting controls for Company-operated JACK IN THE BOX restaurants which it believes are important in analyzing profit margins. JACK IN THE BOX restaurants use a specially designed computerized reporting and cash register system. The system provides point-of-sale transaction data and accumulates marketing information. Sales data is collected and analyzed on a weekly basis by management.

         Franchising Program. The growth of the JACK IN THE BOX concept occurs primarily through the building of new Company-operated restaurants. The Company does not presently recruit new franchisees. The JACK IN THE BOX franchising strategy allows selected franchisee development of restaurants in existing franchised markets. The Company offers development agreements for construction of one or more new restaurants over a defined period of time and in a defined geographic area. Developers are required to prepay one-half of the franchise fees for restaurants to be opened in the future and may forfeit such fees and lose their rights to future developments if they do not maintain the required schedule of openings.

         The current JACK IN THE BOX franchise agreement provides for an initial franchise fee of $50,000 per restaurant, royalties of 5% of gross sales, marketing fees of 5% of gross sales and, in most instances, a 20-year term. Some existing agreements provide for royalties and marketing fees at rates as low as 4%. In connection with the conversion of a Company-operated restaurant, the restaurant equipment and the right to do business at that location, known as "Trading Area Rights," are sold to the franchisee, in most cases for cash. The aggregate price is equal to the negotiated fair market value of the restaurant as a going concern, which depends on various factors including the history of the restaurant, its location and its cash flow potential. In addition, the land and building are leased or subleased to the franchisee at a negotiated rent, generally equal to the greater of a minimum base rent or a percentage of gross sales (typically 8 1/2%). The franchisee is required to pay property taxes, insurance and maintenance costs. The Company's franchise agreement also provides the Company a right of first refusal on each proposed sale of a franchised restaurant, which it exercises from time to time when the proposed sale price and terms are acceptable to the Company.

         The Company views its non-franchised JACK IN THE BOX units as a potential resource which, on a selected basis, can be sold to a franchisee to generate additional immediate cash flow and revenues while still maintaining future cash flows and earnings through franchise rents and royalties. Although franchised units totaled 326 of the 1,517 JACK IN THE BOX restaurants at October 3, 1999, the ratio of franchised to Company-operated restaurants is low relative to the Company's major competitors.

         Advertising and Promotion. The Company engages in substantial marketing programs and activities. Advertising costs are paid from a fund comprised of (i) an amount contributed each year by the Company equal to at least 5% of the gross sales of its Company-operated JACK IN THE BOX restaurants and (ii) the marketing fees paid by franchisees. The Company's use of advertising media is limited to regional and local campaigns both on television and radio spots and in print media. Approximately $86.6 million was spent on advertising and promotions in fiscal 1999, including franchisee contributions of $17.3 million. The current advertising campaign relies on a series of television and radio spot advertisements to promote individual products and to develop the JACK IN THE BOX brand. The Company also spent $1.0 million in fiscal 1999 for local marketing purposes. Franchisees are encouraged to, and generally do, spend funds in addition to those expended by the Company for local marketing programs.

         Employees. At October 3, 1999, the Company had approximately 37,800 employees, of whom approximately 35,650 were restaurant employees, 550 were corporate personnel, 300 were distribution employees and 1,300 were field management and administrative personnel. Employees are paid on an hourly basis, except restaurant managers, corporate and field management, and administrative personnel. A majority of the Company's restaurant employees are employed on a part-time, hourly basis to provide services necessary during peak periods of restaurant operations. The Company has not experienced any significant work stoppages and believes its labor relations are good. The Company competes in the job market for qualified employees and believes its wage rates are comparable to those of its competitors.

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

         The Company is subject to certain guidelines under the Americans with Disabilities Act of 1990 ("ADA") and various state codes and regulations which require restaurants to provide full and equal access to persons with physical disabilities. To comply with such laws and regulations, the cost of remodeling and developing restaurants has increased, principally due to the need to provide certain older restaurants with ramps, wider doors, larger restrooms and other conveniences.

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

         These forward-looking statements are principally contained in the sections captioned "Management's Discussion and Analysis of Financial Condition and Results of Operations" and "Business." Statements regarding the Company's future financial performance, including growth in net sales, earnings, cash flows from operations and sources of liquidity; expectations regarding effective tax rates; the number of new restaurants to be opened in the future; continuing investment in new restaurants and refurbishment of existing facilities and Year 2000 compliance are forward-looking statements. In addition, in those and other portions of this Form 10-K, the words "anticipates," "believes," "estimates," "seeks," "expects," "plans," "intends" and similar expressions as they relate to the Company or its management are intended to identify forward-looking statements.

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

         In early 1993, the Company's business was severely disrupted as a result of an outbreak of food-borne illness bacteria attributed to hamburgers served in JACK IN THE BOX restaurants, principally in the state of Washington. To minimize the risk of any such occurrence in the future, the Company has implemented a HACCP system for managing food safety and quality. Nevertheless, the risk of food-borne illness cannot be completely eliminated. Any outbreak of such illness attributed to JACK IN THE BOX restaurants or within the food service industry could have a material adverse effect on the financial condition and results of operations of the Company.

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

         Risks Associated with Development. The Company intends to grow primarily by developing additional Company-owned restaurants. Development involves substantial risks, including the risk of (i) development costs exceeding budgeted or contracted amounts, (ii) delays in completion of construction, (iii) failing to obtain all necessary zoning and construction permits, (iv) the inability to identify or the unavailability of suitable sites, both traditional and nontraditional, on acceptable leasing or purchase terms,
(v) developed properties not achieving desired revenue or cash flow levels once opened, (vi) competition for suitable development sites from competitors (some of which have greater financial resources than the Company), (vii) incurring substantial unrecoverable costs in the event a development project is abandoned prior to completion, (viii) changes in governmental rules, regulations, and interpretations (including interpretations of the requirements of the ADA and (ix) general economic and business conditions.

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

         Risks Associated with Growth. The Company's development plans will require the implementation of enhanced operational and financial systems and will require additional management, operational, and financial resources. For example, the Company will be required to recruit and train managers and other personnel for each new Company-owned restaurant as well as additional development and accounting personnel. There can be no assurance that the Company will be able to manage its expanding operations effectively. The failure to implement such systems and add such resources on a cost-effective basis could have a material adverse effect on the Company's results of operations and financial condition.

         Reliance on Certain Markets. Because the Company's business is regional, with approximately three-fourths of JACK IN THE BOX restaurants located in the states of California and Texas, the economic conditions, state and local government regulations and weather conditions affecting those states may have a material impact upon the Company's results.

         Risks Related to Entering New Markets. During fiscal 2000, the Company expects to open restaurants in new markets. There can be no assurance that the Company will be able to successfully enter into new geographical markets, as it may encounter well-established competitors with substantially greater financial resources. The Company may be unable to find attractive locations, successfully market its products and attract customers. Competitive circumstances and consumer characteristics in new markets may differ substantially from those in the markets in which the Company has substantial experience. There can be no assurance that the Company will be able to successfully integrate or profitably operate new Company-operated or franchised restaurants located in its new markets.

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

         Taxes. The Company has been required, because of operating losses incurred in past years, to establish valuation allowances against deferred tax assets recorded for loss and tax credit carryforwards and various other items. Until there is sufficient available evidence that the Company will be able to realize such deferred tax assets through future taxable earnings, the Company's tax provision will be highly sensitive to the expected level of annual earnings, the impact of the alternative minimum tax under the Internal Revenue Code and the limited current recognition of the deferred tax assets. As a result of changing expectations, the relationship of the Company's income tax provision to pre-tax earnings will vary more significantly from quarter to quarter and year to year than companies that have been continuously profitable. However, the Company believes that its effective tax rates are likely to increase in the future.

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

         Risks Related to Franchise Operations. At October 3, 1999, the Company had 326 franchised JACK IN THE BOX restaurants. The opening and success of franchised restaurants depends on various factors, including the availability of suitable sites, the negotiation of acceptable lease or purchase terms for new locations, permitting and regulatory compliance, the ability to meet construction schedules and the financial and other capabilities of the Company's franchisees and developers. There can be no assurance that developers planning the opening of franchised restaurants will have the business abilities or sufficient access to financial resources necessary to open the restaurants required by their agreements. There can also be no assurance that franchisees will successfully operate their restaurants in a manner consistent with the Company's concept and standards.

         In addition, certain federal and state laws govern the Company's relationships with its franchisees. See "Risks Related to Government Regulations" below. In November 1996, an action was filed by the National JIB Franchisee Association, Inc. (the "Franchisee Association") and several of the franchisees against the Company and others. See Item 3-Legal Proceedings.

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

         Risks Related to Government Regulations. The restaurant industry is subject to extensive federal, state and local governmental regulations, including those relating to the preparation and sale of food and those relating to building and zoning requirements. The Company and its franchisees are also subject to laws governing their relationships with employees, including minimum wage requirements, overtime, working and safety conditions and citizenship requirements. See "Risks Related to Increased Labor Costs" above. The Company is also subject to federal regulation and certain state laws which govern the offer and sale of franchises. Many state franchise laws impose substantive requirements on franchise agreements, including limitations on noncompetition provisions and on provisions concerning the termination or nonrenewal of a franchise. Some states require that certain materials be registered before franchises can be offered or sold in that state. The failure to obtain or retain licenses or approvals to sell franchises could adversely affect the Company and its franchisees. Changes in government regulations could have a material adverse effect on the Company.

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

     Risks Associated With Year 2000 Compliance. See Item 7-Management's Discussion and Analysis of Financial Condition and Results of Operations ("Item 7")-Year 2000 Compliance.

ITEM 2.  PROPERTIES

         At October 3, 1999, the Company owned 619 JACK IN THE BOX restaurant buildings, including 399 located on leased land. In addition, it leased 814 restaurants where both the land and building are leased, including 142 restaurants operated by franchisees. At October 3, 1999, franchisees directly owned or leased 84 restaurants.

                                                       Number of restaurants
                                                    ---------------------------
                                                    Company- Franchise-
                                                    operated  operated   Total
     -------------------------------------------    --------  --------   ------
     Company-owned restaurant buildings:
        On Company-owned land ..................       168        52       220
        On leased land .........................       351        48       399
                                                     -----     -----     -----
        Subtotal ...............................       519       100       619
     Company-leased restaurant buildings
        on leased land .........................       672       142       814
     Franchise directly-owned or
        directly-leased restaurant buildings ...        --        84        84
                                                     -----     -----     -----
     Total restaurant buildings ................     1,191       326     1,517
                                                     =====     =====     =====

         The Company's leases generally provide for fixed rental payments (with cost-of-living index adjustments) plus real estate taxes, insurance and other expenses; in addition, many of the leases provide for contingent rental payments of between 2% and 10% of the restaurant's gross sales. The Company has generally been able to renew its restaurant leases as they expire at then current market rates. The remaining lease terms of ground leases range from approximately one year to 55 years, including optional renewal periods. The remaining lease terms of the Company's other leases range from approximately one year to 40 years, including optional renewal periods. At October 3, 1999, the leases had initial terms expiring as follows:

                                                       Number of restaurants
                                                   ---------------------------
       Years initial                                Ground       Land and
     lease term expires                             leases     building leases
     --------------------------------------------- --------    ---------------

     2000 - 2004..................................    114            110
     2005 - 2009..................................    139            341
     2010 - 2014..................................     64            139
     2015 and later...............................     82            224

         In addition, the Company owns its principal executive offices in San Diego, California, consisting of approximately 150,000 square feet. The Company owns one warehouse and leases an additional five with remaining terms ranging from one to 19 years, including optional renewal periods. Substantially all the Company's real and personal property are pledged as collateral for various components of the Company's long-term debt.

ITEM 3.  LEGAL PROCEEDINGS

         On February 2, 1995, an action by Concetta Jorgensen was filed against the Company in the U.S. District Court in San Francisco, California alleging that restrooms at a JACK IN THE BOX restaurant failed to comply with laws regarding disabled persons and seeking damages in unspecified amounts, punitive damages, injunctive relief, attorneys' fees and prejudgment interest. In an amended complaint, damages were also sought on behalf of all physically disabled persons who were allegedly denied access to restrooms at the restaurant. In February 1997, the court ordered that the action for injunctive relief proceed as a nationwide class action on behalf of all persons in the United States with mobility disabilities. The Company has reached agreement on settlement terms both as to the individual plaintiff Concetta Jorgensen and the claims for injunctive relief, and the settlement agreement has been approved by the U.S. District Court. The settlement requires the Company to make access improvements at Company-operated restaurants to comply with the standards set forth in the ADA Access Guidelines. The settlement requires compliance at 85% of the Company-operated restaurants by April 2001 and for the balance of Company-operated restaurants by October 2005. The Company has agreed to make modifications to its restaurants to improve accessibility and anticipates investing an estimated $19 million in capital improvements in connection with these modifications, including approximately $5 million spent through

October 3, 1999. Similar claims have been made against JACK IN THE BOX franchisees and the Company relating to franchised locations which may not be in compliance with the ADA. The relief sought is (i) injunctive relief to bring these additional restaurants into compliance with the ADA, (ii) monitoring expenses to ensure compliance and (iii) attorneys' fees.

         On November 5, 1996, an action was filed by the Franchisee Association and several of the Company's franchisees in the Superior Court of California, County of San Diego in San Diego, California, against the Company and others. The lawsuit alleged that certain Company policies are unfair business practices and violate sections of the California Corporations Code regarding material modifications of franchise agreements and interfere with franchisees' right of association. It sought injunctive relief, a declaration of the rights and duties of the parties, unspecified damages and rescission of alleged material modifications of plaintiffs' franchise agreements. The complaint contained allegations of fraud, breach of a fiduciary duty and breach of a third party beneficiary contract in connection with certain payments that the Company received from suppliers and sought unspecified damages, interest, punitive damages and an accounting. However, on August 31, 1998, the Court granted the Company's request for summary judgment on all claims regarding an accounting, conversion, fraud, breach of fiduciary duty and breach of third party beneficiary contracts. On March 10, 1999, the Court granted motions by the Company, ruling, in essence, that the franchisees would be unable to prove their remaining claims. On April 22, 1999, the Court entered an order granting the Company's motion to enforce a settlement with the Franchisee Association covering various aspects of the franchise relationship, but involving no cash payments by the Company. In accordance with that order, the Franchisee Association's claims were dismissed with prejudice. On June 10, 1999, a final judgment was entered in favor of the Company and against those plaintiffs with whom the Company did not settle. The Franchisee Association and certain individual plaintiffs filed an appeal on August 13, 1999. Management intends to vigorously defend the appeal.

         On December 10, 1996, a suit was filed by the Company's Mexican licensee, Foodmex, Inc., in the U.S. District Court in San Diego, California against the Company and its international franchising subsidiary. Foodmex formerly operated several JACK IN THE BOX franchise restaurants in Mexico, but its licenses were terminated by the Company for, among other reasons, chronic insolvency and failure to meet operational standards. The Foodmex suit alleged wrongful termination of its master license, breach of contract and unfair competition and sought an injunction to prohibit termination of its license as well as unspecified monetary damages. The Company and its subsidiary counterclaimed and sought a preliminary injunction against Foodmex. On February 24, 1998, the Court issued an order dismissing Foodmex's complaint without prejudice. In March 1998, Foodmex filed a Second Amended Complaint in the U.S. District Court in San Diego, California alleging contractual, tort and law violations arising out of the same business relationship and seeking damages in excess of $10 million, attorneys' fees and costs. On June 25, 1999, the Court granted the Company's motion for summary judgement on the plaintiff's Second Amended Complaint, resulting in the complete dismissal of Foodmex's claim against the Company. On the same day, the Court granted the Company's motion for partial summary judgement on its breach of contract, trademark infringement, unfair competition and related claims, including the Company's claim for a permanent injunction. The Court ordered Foodmex to cease using any of the Company's proprietary marks, and ordered it to cause its Mexican sublicensees to cease using any of the Company's proprietary marks. Issues regarding Foodmex's liability for breach of a promissory note and damages owed to the Company by Foodmex remain to be decided. No trial date has been set.

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

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         No matters were submitted to a vote of security holders during the fourth fiscal quarter ended October 3, 1999.

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

         The following table sets forth the high and low closing sales prices for the Company's common stock during the fiscal quarters indicated, as reported on the New York Stock Exchange-Composite Transactions:

            16 weeks ended                12 weeks ended
            --------------  --------------------------------------------
            Jan. 18, 1998   Apr. 12, 1998  July 5, 1998   Sept. 27, 1998
------------------------------------------------------------------------
High.......     $20.25          $20.63        $20.94         $17.63
Low........      14.75           15.25         16.25          13.00

            16 weeks ended       12 weeks ended           13 weeks ended
            --------------  ---------------------------   --------------
            Jan. 17, 1999   Apr. 11, 1999  July 4, 1999    Oct. 3, 1999
------------------------------------------------------------------------
High.......     $23.06          $26.63        $28.56         $29.31
Low........      13.06           22.00         22.38          22.44

         The Company has not paid any cash or other dividends (other than the issuance of the Rights, as described in Note 8 to the Consolidated Financial Statements) during its last two fiscal years and does not anticipate paying dividends in the foreseeable future. The Company's credit agreements prohibit and its public debt instruments restrict the Company's right to declare or pay dividends or make other distributions with respect to shares of its capital stock.

         As of October 3, 1999, there were approximately 500 stockholders of record.

ITEM 6.  SELECTED FINANCIAL DATA

         The Company's fiscal year is 52 or 53 weeks, ending the Sunday closest to September 30. The following selected financial data of the Company for each of the four 52-week periods from 1995 to 1998 and the 53-week period of 1999 are extracted or derived from financial statements which have been audited by KPMG LLP, independent auditors.


                                                                      Fiscal Year
                                           --------------------------------------------------------------
                                              1999         1998         1997         1996         1995
--------------------------------------     ----------   ----------   ----------   ----------   ----------
                                                     (Dollars in thousands, except per share data)
Statement of Operations Data:
Revenues:
  Restaurant sales....................     $1,372,899   $1,112,005   $  986,583   $  892,029   $  804,084
  Distribution and other sales........         41,828       26,407       45,233      132,421      179,689
  Franchise rents and royalties.......         39,863       35,904       35,426       34,048       32,530
  Other revenues (1)..................          2,309       49,740        4,500        4,324        2,413
                                           ----------   ----------   ----------   ----------   ----------
    Total revenues....................      1,456,899    1,224,056    1,071,742    1,062,822    1,018,716
                                           ----------   ----------   ----------   ----------   ----------
Costs of revenues (2).................      1,142,995      951,619      869,721      882,270      871,792
Equity in loss of FRI (3).............             --           --           --           --       57,188
Selling, general and
  administrative expenses (4).........        164,297      134,926      116,459      109,075      109,731
Interest expense......................         28,249       33,058       40,359       46,126       48,463
                                           ----------   ----------   ----------   ----------   ----------
Earnings (loss) before income
  taxes and extraordinary item........        121,358      104,453       45,203       25,351      (68,458)
Income taxes..........................         44,900       33,400        9,900        5,300          500
                                           ----------   ----------   ----------   ----------   ----------
Earnings (loss) before
  extraordinary item..................     $   76,458   $   71,053   $   35,303   $   20,051   $  (68,958)
                                           ==========   ==========   ==========   ==========   ==========
Earnings (loss) per share
  before extraordinary item:
    Basic ............................     $     2.00   $     1.82   $      .91   $      .52   $    (1.78)
    Diluted ..........................           1.95         1.77          .89          .51        (1.78)

Balance Sheet Data (at end of period):
Total assets .........................     $  833,644   $  743,588   $  681,758   $  653,638   $  662,674
Long-term debt .......................        303,456      320,050      346,191      396,340      440,219
Stockholders' equity .................        217,837      136,980       87,879       51,384       31,253

     ----------
(1) Includes the recognition of a $45.8 million Litigation Settlement in 1998 as described in Item 7 - Revenues.
(2) Reflects an $18.0 million reduction of restaurant operating costs in 1999 as described in Item 7 - Costs and Expenses.
(3) Reflects the complete write-off of the Company's $57.2 million investment in Family Restaurants, Inc. ("FRI") in 1995.
(4) Includes the recognition of an $8.0 million stockholders' lawsuit settlement in 1995.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations

         All comparisons under this heading between 1999, 1998 and 1997 refer to the 53-week period ended October 3, 1999, and the 52-week periods ended September 27, 1998 and September 28, 1997, respectively, unless otherwise indicated.

Revenues

         Company-operated restaurant sales were $1,372.9 million, $1,112.0 million and $986.6 million in 1999, 1998 and 1997, respectively. Restaurant sales improved from the prior year by $260.9 million, or 23.5%, in 1999 and $125.4 million, or 12.7%, in 1998, reflecting increases in the average number of Company-operated restaurants and per store average ("PSA") sales. The increase in 1999 also included restaurant sales of approximately $28 million for the additional week. The average number of Company-operated restaurants grew to 1,120 in 1999 from 998 in 1998 and 900 in 1997 with new restaurant openings of 115, 102 and 75, respectively. PSA weekly sales for comparable restaurants increased 8.7% in 1999 and 2.8% in 1998 compared to the respective prior year, due to increases in both the number of transactions and the average transaction amounts. The Company believes restaurant sales improvements are attributed to its two-tier marketing strategy featuring both premium sandwiches and value-priced alternatives, as well as to a popular brand-building advertising campaign that features the Company's fictional founder, "Jack". Also contributing to sales growth in 1999 were the Company's strategic initiatives, including an Assemble-to-Order ("ATO") program in which sandwiches are made when customers order them, new menu boards that showcase combo meals and a new order confirmation system at drive-thru windows.

         Distribution and other sales were $41.8 million, $26.4 million and $45.2 million in 1999, 1998 and 1997, respectively. Distribution sales of food and supplies to franchisees and others (excluding Chi-Chi's Mexican restaurants) were $30.9 million in 1999, $24.3 million in 1998 and $9.9 million in 1997, reflecting increases in the number of restaurants serviced by the Company's distribution division and PSA sales growth at franchise restaurants. Total distribution and other sales in 1997 include $35.3 million to Chi-Chi's Mexican restaurants, prior to expiration of their contract. Because distribution is a low-margin business, the decrease in distribution revenues in 1998 did not have a material impact on the results of operations or financial condition of the Company. Other sales from fuel and convenience store operations increased to $10.9 million in 1999 from $2.1 million in 1998 as the number of locations operated by the Company grew to seven during 1999 from one in 1998.

          Franchise rents and royalties were $39.9 million, $35.9 million and $35.4 million in 1999, 1998 and 1997, respectively, slightly more than 10% of sales at franchise-operated restaurants in each of those years. Franchise restaurant sales were $384.7 million in 1999, $345.9 million in 1998 and $352.2 million in 1997, benefiting in 1999 from the Company's strategic initiatives described above. The percentages of sales in 1999 and 1998 were fractionally higher due to increases in percentage rents at certain franchised restaurants.

          In 1998, other revenues, typically interest income from investments and notes receivable, also included a litigation settlement received from various meat suppliers of $58.5 million, of which $45.8 million (the "Litigation Settlement") was realized after litigation costs. Excluding this unusual item in 1998, other revenues declined to $2.3 million in 1999 from $4.0 million in 1998 and $4.5 million in 1997, reflecting lower investments as cash has been utilized in refinancing activities.

Costs and Expenses

         Restaurant costs of sales, which include food and packaging costs, increased with sales growth and the addition of Company-operated restaurants to $432.2 million in 1999 from $353.5 million in 1998 and $322.4 million in 1997. As a percent of restaurant sales, costs of sales were 31.5% in 1999, 31.8% in 1998 and 32.7% in 1997. The restaurant costs of sales percentages decreased in 1999 and 1998 compared to 1997 primarily due to favorable ingredient costs, principally beef, pork and beverages, offset partially by increased cheese and produce costs.

         Restaurant operating costs were $646.8 million, $549.2 million and $478.7 million in 1999, 1998 and 1997, respectively. In 1999, the Company reduced accrued liabilities and restaurant operating costs by $18.0 million, primarily due to a change in estimates resulting from improvements to its loss prevention and risk management programs, which have been more successful than anticipated. This change in estimates was supported by an independent actuarial study conducted to evaluate the self-insured portion of the Company's workers' compensation, general liability and other insurance programs. Restaurant operating costs were 48.4% of restaurant sales in 1999, excluding the change in estimates, 49.4% in 1998 and 48.5% in 1997. The restaurant operating costs percentage declined in 1999 compared to 1998, reflecting improved rates of labor-related costs and occupancy expenses, which increased at a lesser rate than PSA sales growth. The percentage increase in 1998 compared to 1997 primarily reflects higher labor costs due to increases in minimum wage and initial training for operational improvements. Additionally, new restaurant preopening costs increased approximately .2% of sales in 1998, principally due to an increase in new restaurants.

         Costs of distribution and other sales were $41.2 million in 1999, $25.8 million in 1998 and $45.0 million in 1997, reflecting the fluctuations in distribution and other sales. Costs of distribution and other sales were 98.5% of related sales in 1999, 97.8% in 1998 and 99.4% in 1997. The higher percentage in 1999 was primarily due to start-up costs related to fuel and convenience store operations. In 1997, costs included $.4 million in expenses related to the closure of a distribution center which had been used principally to distribute to Chi-Chi's Mexican restaurants.

         Franchised restaurant costs, which consist principally of rents and depreciation on properties leased to franchisees and other miscellaneous costs, were $22.7 million, $23.0 million and $23.6 million in 1999, 1998 and 1997, respectively. The declines in 1999 and 1998 compared to 1997 principally reflect decreases in franchise-related legal expenses.

         Selling, general and administrative expenses were $164.3 million, $134.9 million and $116.5 million in 1999, 1998 and 1997, respectively. Advertising and promotion costs were $70.3 million in 1999, $58.3 million in 1998 and $51.9 million in 1997, representing approximately 5.1% of restaurant sales in 1999, 5.2% in 1998 and 5.3% in 1997. In 1999, regional administrative and training expenses are reflected as general and administrative costs. Such costs, which had previously been included with restaurant operating costs, have been reclassified in prior years to conform with the 1999 presentation. General, administrative and other costs were approximately 6.5% of revenues in 1999, 6.3% in 1998 and 6.0% in 1997. The higher percentage in 1999 reflects costs associated with the implementation of the ATO program and other guest initiatives, accelerated restaurant growth, higher incentive compensation attributable to the Company's earnings improvement and increased pension expense. In 1998, such costs included a non-cash charge of approximately $8 million, primarily related to facilities and customer service improvement projects.

         Interest expense declined to $28.2 million in 1999 from $33.1 million in 1998 and $40.4 million in 1997, principally due to a reduction in total debt outstanding and lower interest rates. Over this three-year period, total long-term debt has been reduced by $93 million and certain debt has been refinanced at lower rates. See "Liquidity and Capital Resources."

         The tax provisions reflect effective annual tax rates of 37%, 32% and 22% of pre-tax earnings in 1999, 1998 and 1997, respectively. The favorable income tax rates in each year result from the Company's ability to realize, as the Company's profitability has improved, previously unrecognized tax benefits such as business tax credit, tax loss and minimum tax credit carryforwards.

         In 1998, the Company incurred an extraordinary loss of $7.0 million, less income tax benefits of $2.6 million, on the early extinguishment of $125 million each of its 9 1/4% senior notes and its 9 3/4% senior subordinated notes. In 1997, the Company incurred a similar extraordinary loss of $1.6 million, less income tax benefits of $.3 million, on the early repayment of $50 million of the 9 1/4% senior notes.

         Net earnings were $76.5 million, or $1.95 per diluted share, in 1999, $66.7 million, or $1.66 per diluted share, in 1998 and $34.1 million, or $.86 per diluted share, in 1997. Fiscal year 1999 and 1998 include unusual items, which increased the Company's net earnings. In 1999, restaurant operating costs were reduced by $18.0 million due to a change in estimates as described above. This change in estimates increased 1999 net earnings by $11.4 million, or $.29 per diluted share, net of income taxes. In 1998, net earnings included approximately $25.7 million, or $.64 per diluted share, net of income taxes, from the Litigation Settlement income offset by the aforementioned non-cash charge, and the extraordinary loss of $4.4 million, or $.11 per share. Excluding these unusual and extraordinary items, earnings increased 43% to $65.1 million or $1.66 per diluted share, in 1999 from $45.4 million, or $1.13 per diluted share, in 1998, which had increased 29% from $35.3 million, or $.89 per diluted share, before an extraordinary item, in 1997.

Liquidity and Capital Resources

         Cash and cash equivalents increased $1.0 million to approximately $10.9 million at October 3, 1999 from approximately $9.9 million at the beginning of the fiscal year. The Company expects to maintain low levels of cash and cash equivalents, reinvesting available cash flows from operations to develop new or enhance existing restaurants and to reduce borrowings under the revolving credit agreement.

         The Company's working capital deficit decreased $11.5 million to $131.8 million at October 3, 1999 from $143.3 million at September 27, 1998, principally due to an increase in prepaid expenses. The Company and the restaurant industry in general, maintain relatively low levels of accounts receivable and inventories and vendors grant trade credit for purchases such as food and supplies. The Company also continually invests in its business through the addition of new units and refurbishment of existing units, which are reflected as long-term assets and not as part of working capital.

         On April 1, 1998, the Company entered into a new revolving bank credit agreement, which provides for a credit facility expiring in 2003 of up to $175 million, including letters of credit of up to $25 million. At October 3, 1999, the Company had borrowings of $86.0 million and approximately $81.1 million of availability under the agreement.

         Beginning in September 1997, the Company initiated a refinancing plan to reduce and restructure its debt. At that time, the Company prepaid $50 million of its 9 1/4% senior notes due 1999 using available cash. In 1998, the Company repaid the remaining $125 million of its 9 1/4% senior notes and all $125 million of its 9 3/4% senior subordinated notes due 2002.

         In order to fund these repayments, the Company completed, on April 14, 1998, a private offering of $125 million of 8 3/8% senior subordinated notes due 2008, redeemable beginning 2003. Additional funding sources included available cash, as well as bank borrowings under the new bank credit facility. Total debt outstanding has decreased $93.0 million to $305.2 million at October 3, 1999 from $398.2 million at the beginning of fiscal year 1997.

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

         Based upon current levels of operations and anticipated growth, the Company expects that sufficient cash flows will be generated from operations so that, combined with available financing alternatives, the Company will be able to meet debt service, capital expenditure and working capital requirements.

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

Year 2000 Compliance

     The information provided below constitutes a "Year 2000 Readiness Disclosure" pursuant to the Year 2000 Information and Business Disclosure Act of 1998.

         The Company's State of Year 2000 Readiness. In 1995, the Company began to prepare a plan to address the impact of the arrival of the Year 2000 on its business. The Company assessed its information technology ("IT") systems and embedded microprocessor technology ("ET") to determine which technology required modification or replacement and which are critical to the Company's operations. The Company applied internal and external resources to upgrade, repair or replace significant systems that were not Year 2000 ready. Remediation, testing and implementation of the Company's major IT applications and date sensitive ET are substantially complete.

         The Company's Franchisees. Approximately one-fifth of JACK IN THE BOX restaurants are operated by franchisees. The Company has provided information to its franchisees about the business risks associated with the Year 2000 in video presentations, correspondence and personal meetings over the last two years and has advised them that they are required to be Year 2000 ready by December 31, 1999. The Company shared information with franchisees regarding the compliance status of point-of-sale hardware and software and other restaurant equipment, as well as its own compliance efforts in corporate offices and Company-operated restaurants. The Company replaced, at franchisees' expense, the non-compliant personal computers it had leased and non-compliant software it had licensed to franchisees of approximately 92% of franchised restaurants. In addition, franchisees were provided with copies of contingency plans applicable to Company restaurants.

         The Costs to Address the Company's Year 2000 Issues. At fiscal year end, the Company estimates that it had incurred costs of more than $12 million for its Year 2000 efforts. The Company believes the total costs of completing its Year 2000 plan will be approximately $13 million with approximately 25% relating to new systems which have been or will be capitalized. Some planned system replacements, which are anticipated to provide significant future benefits, were accelerated due to Year 2000 concerns.

         The Risks of the Company's Year 2000 Issues. The Company communicated with approximately 3,000 of its vendors with regard to Year 2000 issues, seeking to gain assurance of Year 2000 readiness. Of the approximately 240 vendors which were identified as critical, all have responded that they expect to address all Year 2000 issues affecting the supply of products or services to JACK IN THE BOX restaurants on a timely basis. There can be no guarantees that the Company's vendors will be Year 2000 ready in a timely manner or that third parties with which the Company's computer systems exchange data will be Year 2000 ready both in a timely manner and in a manner compatible with continued data exchange with the Company's computer systems.

         The Company believes that its most reasonably likely worst case Year 2000 scenario would relate to problems with the systems of third parties rather than the Company's internal systems. If the vendors of the Company's most important goods and services or the suppliers of the Company's necessary energy, telecommunications and transportation needs fail to provide the Company with (1) the materials and services which are necessary to produce, distribute and sell its products, (2) the electrical power and other utilities necessary to sustain its operations, or (3) reliable means of transporting supplies to its restaurants and franchisees, such failure could have a material adverse effect on the results of operations, liquidity and financial condition of the Company.

         If any IT or ET systems critical to the Company's operations have not been adequately addressed, any of the Company's internal computer systems have not been successfully remediated, or a significant number of the Company's franchisees are not Year 2000 ready, there could be a material adverse effect on the Company's results of operations, liquidity and financial condition.

         The Company's Contingency Plan. The Company has developed business contingency plans to address both unavoided and unavoidable Year 2000 risks including restaurant specific contingency plans and checklists for restaurant managers, regional plans, and plans addressing various functions at its corporate headquarters. The Company is designating personnel to be available to coordinate responsive actions in the event emergencies occur. Refinements to the plans will be continuously considered and implemented, as appropriate, throughout the remainder of the year and into the Year 2000.

Future Accounting Changes

         In March 1998, the American Institute of Certified Public Accountants issued Statement of Position ("SOP") 98-1, Accounting for the Costs of Computer Software Developed or Obtained for Internal Use. SOP 98-1 requires that certain costs related to the development or purchase of internal-use software be capitalized and amortized over the estimated useful life of the software. The SOP also requires that costs related to the preliminary project stage and the post-implementation/operations stage of an internal-use computer software development project be expensed as incurred. This Statement is effective for fiscal years beginning after December 15, 1998 and requires that costs incurred prior to the initial application of the SOP not be adjusted to the amounts that would have been capitalized had the SOP been in effect when those costs were incurred. SOP 98-1 is effective for the Company's fiscal year ending October 1, 2000, and is not expected to have a material effect on the Company's financial position or results of operations.

         In June 1998, the Financial Accounting Standards Board issued
Statement of Financial Accounting Standards ("SFAS") No. 133, Accounting for Derivative Instruments and Hedging Activities, which establishes accounting and reporting standards for derivative instruments and hedging activities. SFAS 133 requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. This Statement was amended by SFAS 137 which defers the effective date to all fiscal quarters of fiscal years beginning after June 15, 2000.
SFAS 133 is effective for the Company's first quarter in the fiscal year ending September 30, 2001 and is not expected to have a material effect on the Company's financial position or results of operations.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         The Company's primary exposure relating to financial instruments is to changes in interest rates. The Company uses interest rate swap agreements to reduce exposure to interest rate fluctuations. At October 3, 1999, the Company had a $25 million notional amount interest rate swap agreement expiring in June 2001. This agreement effectively converts a portion of the Company's variable rate bank debt to fixed rate debt and has a pay rate of 6.63%.

         The Company's $175 million credit facility bears interest at an annual rate equal to the prime rate or the London Interbank Offered Rate ("LIBOR") plus an applicable margin based on a financial leverage ratio. As of October 3, 1999, the Company's applicable margin was set at .875%. In fiscal year 1999, the average interest rate paid on the credit facility was 6.5%.

         At October 3, 1999, a hypothetical one percentage point increase in short-term interest rates would result in a reduction of $.6 million in annual pre-tax earnings. The estimated reduction is based on holding the unhedged portion of bank debt at its October 3, 1999 level.

         At October 3, 1999, the Company had no other material financial instruments subject to significant market exposure.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

         The Consolidated Financial Statements and related financial information required to be filed are indexed on page F-1 and are incorporated herein.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         Not applicable.

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

         The following table sets forth the name, age (as of January 1, 2000) and position of each person who is a director or executive officer of the Company.

  Name                         Age    Positions
  --------------------------   ----   ----------------------------------------
  Robert J. Nugent(3)(6)        58    President, Chief Executive Officer
                                        and Director
  Charles W. Duddles            59    Executive Vice President, Chief
                                        Financial Officer, Chief
                                        Administrative Officer and Director
  Kenneth R. Williams           57    Executive Vice President, Marketing
                                        and Operations
  Lawrence E. Schauf            54    Executive Vice President and Secretary
  Paul L. Schultz               45    Senior Vice President, Operations and
                                        Franchising
  Karen C. Bachmann             48    Vice President, Corporate Communications
  Donald C. Blough              51    Vice President, Chief Information Officer
  Bruce N. Bowers               53    Vice President, Logistics
  Carlo E. Cetti                55    Vice President, Human Resources and
                                        Strategic Planning
  William F. Motts              56    Vice President, Restaurant Development
  Harold L. Sachs               54    Vice President, Treasurer
  David M. Theno, Ph.D.         49    Vice President, Technical Services
  Linda A. Vaughan              41    Vice President, Marketing
  Charles E. Watson             44    Vice President, Real Estate and
                                        Construction
  Darwin J. Weeks               53    Vice President, Controller and
                                        Chief Accounting Officer
  Jack W. Goodall(3)(4)(5)      61    Chairman of the Board
  Michael E. Alpert(4)(5)       57    Director
  Jay W. Brown(2)(3)(6)         54    Director
  Paul T. Carter(1)(2)(6)       77    Director
  Edward W. Gibbons(1)(4)       63    Director
  Alice B. Hayes, Ph.D.(2)(5)   62    Director
  Murray H. Hutchison(1)(2)(5)  61    Director
  L. Robert Payne(1)(4)         66    Director
     ----------
  (1) Member of the Audit Committee.
  (2) Member of the Compensation Committee.
  (3) Member of the Executive Committee.
  (4) Member of the Finance Committee.
  (5) Member of the Nominating and Governance Committee.
  (6) Member of the Year 2000 Ad Hoc Committee.

         Mr. Nugent has been President and Chief Executive Officer since April 1996. He was Executive Vice President from February 1985 to April 1996. He has been a director since February 1988. Mr. Nugent has 20 years of experience with the Company in various executive and operations positions.

         Mr. Duddles has been Executive Vice President and Chief Administrative Officer since May 1988. He has been Chief Financial Officer since October 1985. He has been a director since February 1988. Mr. Duddles has 20 years of experience with the Company in various finance positions.

         Mr. Williams has been Executive Vice President, Marketing and Operations since May 1996 and was Senior Vice President from January 1993 to May 1996. Mr. Williams has 34 years of experience with the Company in various operations positions.

         Mr. Schauf has been Executive Vice President and Secretary since August 1996. Prior to joining the Company he was Senior Vice President, General Counsel and Secretary of Wendy's International, Inc. from February 1991 to August 1996.

         Mr. Schultz has been Senior Vice President, Operations and Franchising since August 1999, and was Vice President from May 1988 to August 1999. Mr. Schultz has 26 years of experience with the Company in various operations positions.

         Ms. Bachmann has been Vice President, Corporate Communications since November 1999. She was Division Vice President, Corporate Communications from December 1994 until November 1999.

         Mr. Blough has been Vice President, Chief Information Officer (formerly Vice President, Management Information Systems) since August 1993. Mr. Blough has 21 years of experience with the Company in various management information systems positions.

         Mr. Bowers has been Vice President, Logistics (formerly Purchasing and Distribution) since April 1982. Mr. Bowers has 30 years of experience with the Company in various manufacturing, purchasing and distribution positions.

         Mr. Cetti has been Vice President, Human Resources and Strategic Planning since March 1994. Mr. Cetti has 19 years of experience with the Company in various human resources and training positions.

         Mr. Motts has been Vice President, Restaurant Development since September 1988. Mr. Motts has 17 years of experience with the Company in various restaurant development positions.

         Mr. Sachs has been Vice President, Treasurer since November 1999. He was Treasurer from January 1986 to November 1999. Mr. Sachs has 21 years of experience with the Company in various finance positions.

         Dr. Theno has been Vice President, Technical Services (formerly Quality Assurance, Research and Development and Product Safety) since April 1994. He was Vice President, Quality Assurance and Product Safety from March 1993 to April 1994.

         Ms. Vaughan has been Vice President, Marketing since March 1999. She was Vice President, Products, Promotions and Consumer Research from February 1996 until March 1999. She was Division Vice President, New Products and Promotions from November 1994 until February 1996. Ms. Vaughan has 12 years of experience with the Company in various marketing and finance positions.

         Mr. Watson has been Vice President, Real Estate and Construction since April 1997. From July 1995 to March 1997, he was Vice President, Real Estate and Construction of Boston Chicken, Inc. He was Division Vice President, Real Estate and Construction of the Company from November 1991 through June 1995. Mr. Watson has 14 years of experience with the Company in various real estate and construction positions.

         Mr. Weeks has been Vice President, Controller and Chief Accounting Officer since August 1995 and was previously Division Vice President and Assistant Controller from April 1982 through July 1995. Mr. Weeks has 23 years of experience with the Company in various finance positions.

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

         Mr. Brown has been a director of the Company since February 1996. He is currently a principal with Westgate Group, LLC. From April 1995 to September 1998, Mr. Brown was President and CEO of Protein Technologies International, Inc., the world's leading supplier of soy-based proteins to the food and paper processing industries. He was Chairman and CEO of Continental Baking Company from October 1984 to July 1995 and President of Van Camp Seafood Company from August 1983 to October 1984. From July 1981 through July 1983, he served as Vice President of Marketing for the Company. Mr. Brown is a director of Agribrands International, Inc. and Eagle OPG, Inc.

         Mr. Carter has been a director of the Company since June 1991. Mr. Carter has been an insurance consultant for the Government Division of Corroon & Black Corporation since February 1987. He retired in February 1987 as Chairman and Chief Executive Officer of Corroon & Black Corporation, Southwestern Region and as Director and Senior Vice President of Corroon & Black Corporation. Mr. Carter is a director of Borrego Springs National Bank.

         Mr. Gibbons has been a director of the Company since October 1985 and has been a general partner of Gibbons, Goodwin, van Amerongen, an investment banking firm, for more than five years preceding the date hereof. Mr. Gibbons is also a director of Robert Half International, Inc. and Summer Winds Garden Centers, Inc.

         Dr. Hayes has been a director of the Company since September 1999. She has been the President of the University of San Diego since 1995. From 1989 to 1995, Dr. Hayes served as Executive Vice President and Provost of Saint Louis University. Previously, she spent 27 years at Loyola University of Chicago, where she served in various executive positions. Dr. Hayes is also a director of the Pulitzer Publishing Company, the Old Globe Theatre, Independent Colleges of Southern California, The San Diego Foundation, Loyola University of Chicago, Scripps Bank, and Catholic Charities, Diocese of San Diego.

         Mr. Hutchison has been a director of the Company since May 1998. He served 18 years as Chief Executive Officer and Chairman of International Technology Corp., one of the largest publicly traded environmental engineering firms in the U.S., until his retirement in 1996. Mr. Hutchison is a director of Sunrise Medical, Inc., Cadiz Land Company Inc., Senior Resource Group, and is Chairman of the Huntington Hotel Corp.

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

         That portion of the Company's definitive Proxy Statement appearing under the caption "Section 16(a) Beneficial Ownership Reporting Compliance" to be filed with the Commission pursuant to Regulation 14A within 120 days after October 3, 1999 and to be used in connection with its 2000 Annual Meeting of Shareholders is hereby incorporated by reference.

ITEM 11. EXECUTIVE COMPENSATION

         That portion of the Company's definitive Proxy Statement appearing under the caption "Executive Compensation" to be filed with the Commission pursuant to Regulation 14A within 120 days after October 3, 1999 and to be used in connection with its 2000 Annual Meeting of Stockholders is hereby incorporated by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         That portion of the Company's definitive Proxy Statement appearing under the caption "Security Ownership of Certain Beneficial Owners and Management" to be filed with the Commission pursuant to Regulation 14A within 120 days after October 3, 1999 and to be used in connection with its 2000 Annual Meeting of Stockholders is hereby incorporated by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         That portion of the Company's definitive Proxy Statement appearing under the caption "Certain Transactions" to be filed with the Commission pursuant to Regulation 14A within 120 days after October 3, 1999 and to be used in connection with its 2000 Annual Meeting of Stockholders is hereby incorporated by reference.

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

ITEM 14(a)(1) Financial Statements. See Index to Consolidated Financial Statements on page F-1 of this report.

ITEM 14(a)(2)  Financial Statement Schedules.  Not applicable.

ITEM 14(a)(3)  Exhibits.

Number          Description
------   ------------------------
 3.1     Restated Certificate of Incorporation, as amended
 3.2     Restated Bylaws
 4.1 Indenture for the 8 3/8% Senior Subordinated Notes due 2008(6) (Instruments with respect to the registrant's long-term debt not in excess of 10% of the total assets of the registrant and its subsidiaries on a consolidated basis have been omitted. The registrant agrees to furnish supplementally a copy of any such instrument to the Commission upon request.)
10.1.1 Revolving Credit Agreement dated as of April 1, 1998 by and between Foodmaker, Inc. and the Banks named therein(6)
10.1.2   First Amendment dated as of August 24, 1998 to the Revolving
         Credit Agreement dated as of April 1, 1998 by and between
         Foodmaker, Inc. and the Banks named therein(7)
10.1.3   Second Amendment dated as of February 27, 1999 to the Revolving
         Credit Agreement dated as of April 1, 1998 by and between
         Foodmaker, Inc. and the Banks named therein(8)
10.1.4 Third Amendment dated as of September 17, 1999 to the Revolving Credit Agreement dated as of April 1, 1998 by and between Foodmaker, Inc. and the Banks named therein
10.2 Purchase Agreements dated as of January 22, 1987 between Foodmaker, Inc. and FFCA/IIP 1985 Property Company and FFCA/IIP 1986 Property Company(1)
10.3 Land Purchase Agreements dated as of February 18, 1987, by and between Foodmaker, Inc. and FFCA/IPI 1984 Property Company and FFCA/IPI 1985 Property Company and Letter Agreement relating thereto(1)
10.4     Amended and Restated 1992 Employee Stock Incentive Plan(4)
10.5     Capital Accumulation Plan for Executives(2)
10.6     Supplemental Executive Retirement Plan(2)
10.7     Performance Bonus Plan(7)
10.8     Deferred Compensation Plan for Non-Management Directors(3)
10.9     Amended and Restated Non-Employee Director Stock Option Plan
10.10    Form of Compensation and Benefits Assurance Agreement for Executives(5)
23.1     Consent of KPMG LLP
27       Financial Data Schedule (included only with electronic filing)

----------
(1) Previously filed and incorporated herein by reference from registrant's Registration Statement on Form S-1 (No. 33-10763) filed February 24, 1987.

(2) Previously filed and incorporated herein by reference from registrant's Annual Report on Form 10-K for the fiscal year ended September 30, 1990.

(3) Previously filed and incorporated herein by reference from registrant's Definitive Proxy Statement dated January 17, 1995 for the Annual Meeting of Stockholders on February 17, 1995.

(4) Previously filed and incorporated herein by reference from registrant's Registration Statement on Form S-8 (No. 333-26781) filed May 9, 1997.

(5) Previously filed and incorporated herein by reference from registrant's Annual Report on Form 10-K for the fiscal year ended September 28, 1997.

(6) Previously filed and incorporated herein by reference from registrant's Quarterly Report on Form 10-Q for the quarter ended April 12, 1998.

(7) Previously filed and incorporated herein by reference from registrant's Annual Report on Form 10-K for the fiscal year ended September 27, 1998.

(8) Previously filed and incorporated herein by reference from registrant's Quarterly Report on Form 10-Q for the quarter ended April 11, 1999.

ITEM 14(b) The Company filed Forms 8-K effective July 20, 1999 and
           October 5, 1999 with the Securities and Exchange Commission reporting its name change from Foodmaker, Inc. to Jack in the Box Inc.

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

                                         JACK IN THE BOX INC.

                                         By: CHARLES W. DUDDLES
                                             ------------------
                                             Charles W. Duddles
                                             Executive Vice President,
                                             Chief Financial Officer, Chief
                                             Administrative Officer and Director
                                             Date:  December 2, 1999

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

     Signature                  Title                             Date
     ---------                  -----                             ----
JACK GOODALL            Chairman of the Board                December 2, 1999
---------------------
Jack Goodall

ROBERT J. NUGENT        President, Chief Executive           December 2, 1999
---------------------   Officer and Director
Robert J. Nugent        (Principal Executive Officer)

CHARLES W. DUDDLES      Executive Vice President,            December 2, 1999
---------------------   Chief Financial Officer,
Charles W. Duddles      Chief Administrative Officer
                        and Director
                        (Principal Financial Officer)

DARWIN J. WEEKS         Vice President, Controller and       December 2, 1999
---------------------   Chief Accounting Officer
Darwin J. Weeks         (Principal Accounting Officer)

MICHAEL E. ALPERT       Director                             December 2, 1999
---------------------
Michael E. Alpert

JAY W. BROWN            Director                             December 2, 1999
---------------------
Jay W. Brown

PAUL T. CARTER          Director                             December 2, 1999
---------------------
Paul T. Carter

EDWARD W. GIBBONS       Director                             December 2, 1999
---------------------
Edward Gibbons

ALICE B. HAYES          Director                             December 2, 1999
---------------------
Alice B. Hayes

MURRAY H. HUTCHISON     Director                             December 2, 1999
---------------------
Murray H. Hutchison

L. ROBERT PAYNE         Director                             December 2, 1999
---------------------
L. Robert Payne

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                                                                      Page
                                                                      ----
  Independent Auditors' Report....................................     F-2
  Consolidated Balance Sheets.....................................     F-3
  Consolidated Statements of Earnings.............................     F-4
  Consolidated Statements of Cash Flows...........................     F-5
  Consolidated Statements of Stockholders' Equity.................     F-6
  Notes to Consolidated Financial Statements......................     F-7

                          INDEPENDENT AUDITORS' REPORT

The Board of Directors
Jack in the Box Inc.:

We have audited the accompanying consolidated balance sheets of Jack in the Box Inc. and subsidiaries as of October 3, 1999 and September 27, 1998, and the related consolidated statements of earnings, cash flows and stockholders' equity for the fifty-three weeks ended October 3, 1999, and the fifty-two weeks ended September 27, 1998 and September 28, 1997. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Jack in the Box Inc. and subsidiaries as of October 3, 1999 and September 27, 1998, and the results of their operations and their cash flows for the fifty-three weeks ended October 3, 1999, and the fifty-two weeks ended September 27, 1998 and September 28, 1997 in conformity with generally accepted accounting principles.

                                               KPMG LLP

San Diego, California
November 5, 1999

                      JACK IN THE BOX INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS
                  (Dollars in thousands, except per share data)

                                                     October 3,    September 27,
                                                        1999           1998
-------------------------------------------------  -------------   -------------

                                     ASSETS
Current assets:
  Cash and cash equivalents....................      $   10,925      $   9,952
  Accounts receivable, net.....................           9,156         13,705
  Inventories..................................          20,159         17,939
  Prepaid expenses.............................          15,387         12,338
  Assets held for sale.........................          41,607         28,488
                                                     ----------      ---------
     Total current assets......................          97,234         82,422
                                                     ----------      ---------
Property and equipment:
  Land.........................................          89,352         90,159
  Buildings....................................         379,595        332,840
  Restaurant and other equipment...............         334,577        269,135
  Construction in progress.....................          55,161         67,546
                                                     ----------      ---------
                                                        858,685        759,680
  Less accumulated depreciation
    and amortization...........................         251,401        227,973
                                                     ----------      ---------
                                                        607,284        531,707
                                                     ----------      ---------
Other assets, net..............................         129,126        129,459
                                                     ----------      ---------
                                                     $  833,644      $ 743,588
                                                     ==========      =========


                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Current maturities of long-term debt.........      $    1,695      $   1,685
  Accounts payable.............................          44,180         52,086
  Accrued liabilities..........................         183,151        171,974
                                                     ----------      ---------
     Total current liabilities.................         229,026        225,745
                                                     ----------      ---------
Long-term debt, net of current maturities......         303,456        320,050

Other long-term liabilities....................          75,270         58,466

Deferred income taxes..........................           8,055          2,347

Stockholders' equity:
  Preferred stock..............................              --             --
  Common stock $.01 par value, 75,000,000
     authorized, 41,105,434 and  40,756,899
     issued, respectively......................             411            408
  Capital in excess of par value...............         290,336        285,940
  Accumulated deficit..........................         (38,447)      (114,905)
  Treasury stock, at cost, 2,828,974 shares....         (34,463)       (34,463)
                                                     ----------      ---------
     Total stockholders' equity................         217,837        136,980
                                                     ----------      ---------
                                                     $  833,644      $ 743,588
                                                     ==========      =========

          See accompanying notes to consolidated financial statements.

                      JACK IN THE BOX INC. AND SUBSIDIARIES

                       CONSOLIDATED STATEMENTS OF EARNINGS
                      (In thousands, except per share data)

                                                         Fiscal year
                                          -------------------------------------
                                              1999         1998         1997
-------------------------------------------------------------------------------

Revenues:
  Restaurant sales.......................  $1,372,899   $1,112,005   $  986,583
  Distribution and other sales...........      41,828       26,407       45,233
  Franchise rents and royalties..........      39,863       35,904       35,426
  Other..................................       2,309       49,740        4,500
                                           ----------   ----------   ----------
                                            1,456,899    1,224,056    1,071,742
                                           ----------   ----------   ----------
Costs and expenses:
  Costs of revenues:
    Restaurant costs of sales............     432,231      353,534      322,377
    Restaurant operating costs...........     646,815      549,221      478,747
    Costs of distribution and other sales      41,217       25,821       44,978
    Franchised restaurant costs..........      22,732       23,043       23,619
  Selling, general and administrative....     164,297      134,926      116,459
  Interest expense.......................      28,249       33,058       40,359
                                           ----------   ----------   ----------
                                            1,335,541    1,119,603    1,026,539
                                           ----------   ----------   ----------
Earnings before income taxes
  and extraordinary item.................     121,358      104,453       45,203
Income taxes.............................      44,900       33,400        9,900
                                           ----------   ----------   ----------
Earnings before extraordinary item.......      76,458       71,053       35,303
Extraordinary item-loss on early
  extinguishment of debt, net of taxes...          --       (4,378)      (1,252)
                                           ----------   ----------   ----------
Net earnings.............................  $   76,458   $   66,675   $   34,051
                                           ==========   ==========   ==========

Earnings per share-basic:
  Earnings before extraordinary item.....  $     2.00   $     1.82   $      .91
  Extraordinary item.....................          --         (.11)        (.03)
                                           ----------   ----------   ----------
  Net earnings per share.................  $     2.00   $     1.71   $      .88
                                           ==========   ==========   ==========

Earnings per share-diluted:
  Earnings before extraordinary item.....  $     1.95   $     1.77   $      .89
  Extraordinary item.....................          --         (.11)        (.03)
                                           ----------   ----------   ----------
  Net earnings per share.................  $     1.95   $     1.66   $      .86
                                           ==========   ==========   ==========

Weighted average shares outstanding:
  Basic..................................      38,144       39,092       38,933
  Diluted................................      39,281       40,113       39,776



          See accompanying notes to consolidated financial statements.

                      JACK IN THE BOX INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (Dollars in thousands)

                                                                       Fiscal year
                                                           -----------------------------------
                                                              1999         1998         1997
--------------------------------------------------------   ---------    ---------    ---------

Cash flows from operating activities:
  Net earnings before extraordinary item ...............   $  76,458    $  71,053    $  35,303
  Non-cash items included in operations:
    Depreciation and amortization ......................      45,857       40,201       37,922
    Deferred finance cost amortization .................       1,794        1,913        2,036
    Deferred income taxes ..............................       5,708          585       (7,017)
  Decrease (increase) in receivables ...................       4,549       (3,223)       2,000
  Decrease (increase) in inventories ...................      (2,220)         361        2,550
  Increase in prepaid expenses .........................      (3,049)      (1,184)      (1,324)
  Increase (decrease) in accounts payable ..............      (7,906)      12,511       10,282
  Increase in other accrued liabilities ................      35,537       25,925       39,218
                                                           ---------    ---------    ---------
      Cash flows provided by operating activities ......     156,728      148,142      120,970
                                                           ---------    ---------    ---------
Cash flows from investing activities:
  Additions to property and equipment ..................    (134,333)    (111,098)     (59,660)
  Dispositions of property and equipment ...............      12,172        5,431        3,357
  Increase in trading area rights ......................      (3,864)      (6,763)      (5,553)
  Decrease (increase) in assets held for sale...........     (13,119)       2,337      (21,494)
  Other ................................................      (4,024)      (8,358)      (1,401)
                                                           ---------    ---------    ---------
      Cash flows used in investing activities ..........    (143,168)    (118,451)     (84,751)
                                                           ---------    ---------    ---------
Cash flows from financing activities:
  Principal payments on long-term debt, including
    current maturities .................................      (9,833)    (251,504)     (51,817)
  Proceeds from issuance of long-term debt .............       4,347      127,690          950
  Borrowings under revolving bank loans ................     334,000      224,500           --
  Principal repayments under revolving bank loans ......    (345,500)    (127,000)          --
  Extraordinary loss on retirement of debt, net of taxes          --       (4,378)      (1,252)
  Repurchase of common stock ...........................          --      (20,000)          --
  Proceeds from issuance of common stock ...............       4,399        2,426        2,444
                                                           ---------    ---------    ---------
      Cash flows used in financing activities ..........     (12,587)     (48,266)     (49,675)
                                                           ---------    ---------    ---------
Net increase (decrease) in cash and cash equivalents ...   $     973    $ (18,575)   $ (13,456)
                                                           =========    =========    =========

Supplemental disclosure of cash flow information:
  Cash paid during the year for:
    Interest, net of amounts capitalized ...............   $  26,873    $  30,551    $  38,759
    Income tax payments ................................      26,451       28,519        7,179


          See accompanying notes to consolidated financial statements.

                      JACK IN THE BOX INC. AND SUBSIDIARIES

                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                  (Dollars in thousands, except per share data)

                                              Common stock
                                       ------------------------  Capital in
                                         Number of                excess of    Accumulated     Treasury
                                          shares       Amount     par value      deficit         stock        Total
 ------------------------------------- ------------- ---------- ------------- -------------- ------------ -----------

Balance at September 29, 1996......     40,253,179     $  403     $ 281,075     $ (215,631)    $(14,463)    $  51,384

Exercise of stock options and
  warrants.........................        256,290          2         1,711             --           --         1,713

Tax benefit associated with
  exercise of stock options........             --         --           731             --           --           731

Net earnings.......................             --         --            --         34,051           --        34,051
                                       -----------      -----     ----------    ----------     --------     ---------

Balance at September 28, 1997......     40,509,469        405       283,517       (181,580)     (14,463)       87,879

Exercise of stock options and
  warrants.........................        247,430          3         1,701             --           --         1,704

Tax benefit associated with
  exercise of stock options........             --         --           722             --           --           722

Purchases of treasury stock........             --         --            --             --      (20,000)      (20,000)

Net earnings.......................             --         --            --         66,675           --        66,675
                                       -----------     ------     ---------     ----------     --------     ---------

Balance at September 27, 1998......     40,756,899        408       285,940       (114,905)     (34,463)      136,980

Exercise of stock options and
  warrants.........................        348,535          3         2,733             --           --         2,736

Tax benefit associated with
  exercise of stock options........             --         --         1,663             --           --         1,663

Net earnings.......................             --         --            --         76,458           --        76,458
                                       -----------     ------     ---------     ----------     --------     ---------

Balance at October 3, 1999.........     41,105,434     $  411     $ 290,336     $  (38,447)    $(34,463)    $ 217,837
                                       ===========     ======     =========     ==========     ========     =========


          See accompanying notes to consolidated financial statements.

                      JACK IN THE BOX INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  (Dollars in thousands, except per share data)

1.    ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

      Nature of operations - On October 4, 1999, Foodmaker, Inc. changed its name to Jack in the Box Inc. (the "Company"). The Company operates and franchises JACK IN THE BOX quick-serve restaurants with operations principally in the western and southwestern United States.

      Basis of presentation and fiscal year - The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All significant intercompany transactions are eliminated. Certain prior year amounts in the consolidated financial statements have been reclassified to conform with the 1999 presentation. The Company's fiscal year is 52 or 53 weeks ending the Sunday closest to September 30. The financial statements include the accounts of the Company for and as of the 53 weeks ended October 3, 1999, and 52 weeks ended September 27, 1998 and September 28, 1997.

      Financial instruments - The fair value of the Company's cash equivalents, accounts receivable and accounts payable approximate the carrying amounts due to their short maturities. The fair values of each of the Company's long-term debt instruments are based on quoted market values, where available, or on the amount of future cash flows associated with each instrument discounted using the Company's current borrowing rate for similar debt instruments of comparable maturity. The estimated fair values of the Company's long-term debt at October 3, 1999 and September 27, 1998 approximate carrying values.

      The Company uses commodities hedging instruments to reduce the risk of price fluctuations related to future raw materials requirements for commodities such as beef and pork. The terms of such instruments generally do not exceed twelve months, and depend on the commodity and other market factors. Gains and losses are deferred and subsequently recorded as cost of products sold in the statement of earnings in the same period as the hedged transactions.

      The Company uses interest rate swap agreements in the management of interest rate exposure. The interest rate differential to be paid or received is normally accrued as interest rates change, and is recognized as a component of interest expense over the life of the agreements. At October 3, 1999, the Company had a $25 million notional amount interest rate swap agreement expiring in June 2001. This agreement effectively converts a portion of the Company's variable rate bank debt to fixed rate debt and has a pay rate of 6.63%.

      At October 3, 1999, the Company had no other material financial instruments subject to significant market exposure.

      Cash and cash equivalents - The Company invests cash in excess of operating requirements in short term, highly liquid investments with original maturities of three months or less, which are considered cash equivalents.

      Inventories are valued at the lower of cost (first-in, first-out method) or market.

      Assets held for sale primarily represent the costs for new sites that will be sold and leased back when construction is completed, as well as costs for buildings on lessor owned land for which the Company will be reimbursed by lessor at the conclusion of construction. Gains and losses realized on the sale leaseback transactions are deferred and credited to income over the lease terms. The leases are classified in accordance with Statement of Financial Accounting Standards ("SFAS") No. 13, Accounting for Leases.

      Preopening costs are those typically associated with the opening of a new restaurant and consist primarily of employee training costs. Preopening costs are expensed as incurred.

                      JACK IN THE BOX INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  (Dollars in thousands, except per share data)
                                   (continued)

1.    ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

      Property and equipment at cost - Expenditures for new facilities and equipment and those that substantially increase the useful lives of the property are capitalized. Facilities leased under capital leases are stated at the present value of minimum lease payments at the beginning of the lease term, not to exceed fair value. Maintenance, repairs, and minor renewals are expensed as incurred. When properties are retired or otherwise disposed of, the related cost and accumulated depreciation are removed from the accounts and gains or losses on the dispositions are reflected in results of operations.

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

      Also included in other assets are deferred franchise contract costs which represent the acquired value of franchise contracts in existence at the time the Company was acquired in 1988 and are amortized over the term of the franchise agreement, usually 20 years; deferred finance costs which are amortized using the interest method over the terms of the respective loan agreements, from 4 to 10 years; and goodwill which represents the excess of purchase price over the fair value of net assets acquired and is amortized on a straight-line basis over 40 years.

      Impairment of Long-Lived Assets - In accordance with SFAS 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of, the Company evaluates impairment losses to be recorded on long-lived assets used in operations when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the assets' carrying amount. The Company also accounts for long-lived assets that are held for disposal at the lower of cost or fair value.

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

      Income taxes - Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases as well as tax loss and credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled.

                      JACK IN THE BOX INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  (Dollars in thousands, except per share data)
                                   (continued)

1.    ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

      Net earnings per share - The consolidated financial statements are presented in accordance with SFAS 128, Earnings per Share. SFAS 128 requires the presentation of basic earnings per share, computed using the weighted average number of shares outstanding during the period, and diluted earnings per share, computed using the additional dilutive effect of all potential common stock. The diluted earnings per share computation includes the dilutive impact of stock options and warrants.

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

      Advertising costs - The Company maintains a marketing fund consisting of funds contributed by the Company equal to at least 5% of gross sales of all Company-operated JACK IN THE BOX restaurants and contractual marketing fees paid monthly by franchisees. Production costs of commercials, programming and other marketing activities are expensed to the marketing fund when the advertising is first used and the costs of advertising are charged to operations as incurred. The Company's contributions to the marketing fund and other marketing expenses, which are included in selling, general and administrative expenses in the accompanying consolidated statements of earnings, were $70,297, $58,256 and $51,870 in 1999, 1998 and 1997, respectively.

      Segment reporting - In 1999, the Company adopted SFAS 131, Disclosures about Segments of an Enterprise and Related Information, which establishes reporting standards for a company's operating segments and related disclosures about its products, services, geographic areas and major customers. An operating segment is defined as a component of an enterprise that engages in business activities from which it may earn revenues and incur expenses, and about which separate financial information is regularly evaluated by the chief operating decision maker in deciding how to allocate resources. This Statement allows aggregation of similar operating segments into a single operating segment if the businesses are considered similar under the criteria of this Statement. The Company believes it operates in a single segment.

      Estimations - In preparing the consolidated financial statements in conformity with generally accepted accounting principles, management is required to make certain assumptions and estimates that affect reported amounts of assets, liabilities, revenues, expenses and the disclosure of contingencies. In making these assumptions and estimates, management may from time to time seek advice from and consider information provided by actuaries and other experts in a particular area. Actual amounts could differ from these estimates.

      In 1999, the Company reduced accrued liabilities and restaurant operating costs by $18.0 million, primarily due to a change in estimates resulting from improvements to its loss prevention and risk management programs, which have been more successful than anticipated. This change in estimates was supported by an independent actuarial study conducted to evaluate the self-insured portion of the Company's workers' compensation, general liability and other insurance programs.

                      JACK IN THE BOX INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  (Dollars in thousands, except per share data)
                                   (continued)

2.    LONG-TERM DEBT

                                                              1999       1998
      ----------------------------------------------------- --------   --------

      The detail of long-term debt at each year end follows:
        Bank loans, variable interest rate based
          on established market indicators which
          approximate the prime rate or less............... $ 86,000   $ 97,500
        Senior subordinated notes, 8 3/8% interest,
          net of discount of $179 and $200, respect-
          ively, reflecting an 8.4% effective
          interest rate due April 15, 2008,
          redeemable beginning April 15, 2003..............  124,821    124,800
        Financing lease obligations, net of discounts
          of $1,413 and $1,794 reflecting a 10.3%
          effective interest rate, semi-annual payments
          of $3,413 and $747 to cover interest and
          sinking fund requirements, and due in equal
          installments January 1, 2003 and November 1,
          2003, respectively...............................   68,587     68,206
        Secured notes, 11 1/2% interest, due in monthly
          installments through May 1, 2005.................    7,011      7,931
        Secured notes, 9 1/2% interest, due
          August 1, 2017, repaid in 1999...................       --      8,171
        Capitalized lease obligations, 11% average
          interest rate....................................   16,842     13,529
        Other notes, principally unsecured, 10%
          average interest rate ...........................    1,890      1,598
                                                            --------   --------
                                                             305,151    321,735
        Less current portion...............................    1,695      1,685
                                                            --------   --------
                                                            $303,456   $320,050
                                                            ========   ========

      On April 1, 1998, the Company entered into a revolving bank credit agreement, which expires March 31, 2003 and provides for a credit facility of up to $175 million, including letters of credit of up to $25 million. The credit agreement requires the payment of an annual commitment fee of approximately .2% of the unused credit line. At October 3, 1999, the Company had borrowings of $86.0 million and approximately $81.1 million of availability under the agreement.

      Beginning in September 1997, the Company initiated a refinancing plan to reduce and restructure its debt. At that time, the Company prepaid $50 million of its 9 1/4% senior notes due 1999 using available cash. The retirement of these notes resulted in an extraordinary loss of $1,602, less income tax benefits of $350, on the early extinguishment of the debt. In 1998, the Company repaid the remaining $125 million of its 9 1/4% senior notes and all $125 million of its 9 3/4% senior subordinated notes due 2002, and incurred an extraordinary loss of $6,978, less income tax benefits of $2,600, relating to the early extinguishment of the debt.

      In order to fund these repayments, the Company completed, on April 14, 1998, a private offering of $125 million of 8 3/8% senior subordinated notes due 2008, redeemable beginning 2003. Additional funding sources included available cash, as well as bank borrowings under the new bank credit facility. The Company is subject to a number of covenants under its various credit agreements, including limitations on additional borrowings, capital expenditures, lease commitments and dividend payments, and requirements to maintain certain financial ratios, cash flows and net worth. The secured notes and bank loans are secured by substantially all the Company's real and personal property. In addition, certain of the Company's real estate and equipment secure other indebtedness.

      In January 1994, the Company entered into financing lease arrangements with two limited partnerships (the "Partnerships"), in which interests in 76 restaurants for a specified period of time were sold. The acquisition of the properties, including costs and expenses, was funded through the issuance by a special purpose corporation acting as agent for the Partnerships of $70 million of senior secured notes. On January 1, 2003 and November 1, 2003, the Company must make offers to reacquire 50% of the properties at each date at a price which is sufficient, in

                      JACK IN THE BOX INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  (Dollars in thousands, except per share data)
                                   (continued)

2.    LONG-TERM DEBT (continued)

      conjunction with previous sinking fund deposits, to retire the notes.
      If the Partnerships reject the offers, the Company may purchase the properties at less than fair market value or cause the Partnerships to fund the remaining principal payments on the notes and, at the Company's option, cause the Partnerships to acquire the Company's residual interest in the properties. If the Partnerships are allowed to retain their interests, the Company has available options to extend the leases for total terms of up to 35 years, at which time the ownership of the property will revert to the Company. The transactions are reflected as financings with the properties remaining in the Company's consolidated financial statements.

      Aggregate maturities and sinking fund requirements on all long-term debt are $3,190, $3,446, $3,668, $110,691 and $37,598 for the years 2000 through 2004, respectively. The 2003 amount is net of $12,706 of accumulated sinking fund payments.

      Interest capitalized during the construction period of restaurants was $1,469, $1,203 and $683 in 1999, 1998 and 1997, respectively.

3.    LEASES

      As Lessee - The Company leases restaurant and other facilities under leases having terms expiring at various dates through 2054. The leases generally have renewal clauses of 5 to 20 years exercisable at the option of the Company and, in some instances, have provisions for contingent rentals based upon a percentage of defined revenues. Total rent expense for all operating leases was $108,700 $94,275 and $84,964, including contingent rentals of $6,066, $4,561 and $4,513 in 1999, 1998 and 1997, respectively.

      Future minimum lease payments under capital and operating leases are as follows:

           Fiscal                                       Capital     Operating
            Year                                        leases       leases
       -----------------------------------------------------------------------

           2000.......................................   $ 2,240    $   95,250
           2001.......................................     2,223        93,495
           2002.......................................     2,221        91,030
           2003.......................................     2,222        88,817
           2004.......................................     2,222        86,234
           Thereafter.................................    20,304       584,337
                                                         -------    ----------
       Total minimum lease payments...................    31,432    $1,039,163
                                                                    ==========
       Less amount representing interest..............    14,590
                                                         -------
       Present value of obligations
         under capital leases.........................    16,842
       Less current portion...........................       613
                                                         -------
       Long-term capital lease obligations............   $16,229
                                                         =======

      Building assets recorded under capital leases were $15,466 and $12,301, net of accumulated depreciation of $5,470 and $4,790, as of October 3, 1999 and September 27, 1998, respectively.

      As Lessor - The Company leases or subleases restaurants to certain franchisees and others under agreements which generally provide for the payment of percentage rentals in excess of stipulated minimum rentals, usually for a period of 20 years. Total rental revenue was $25,134, $22,747 and $22,624, including contingent rentals of $9,655, $6,976 and $6,744 in 1999, 1998 and 1997, respectively.

                      JACK IN THE BOX INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  (Dollars in thousands, except per share data)
                                   (continued)

3.    LEASES (continued)

      The minimum rents receivable under these non-cancelable leases are as follows:

         Fiscal                                        Sales-type   Operating
          year                                           leases       leases
      --------------------------------------------     ---------    ---------

          2000....................................      $     44    $  20,303
          2001....................................            44       17,757
          2002....................................            44       16,340
          2003....................................            44       14,314
          2004....................................            45       12,697
          Thereafter..............................            85       53,187
                                                        --------    ---------
      Total minimum future rentals................           306    $ 134,598
                                                                    =========
      Less amount representing interest...........            89
                                                        --------
      Net investment (included in other assets)...      $    217
                                                        ========

      Land and building assets held for lease were $44,962 and $55,285, net of accumulated depreciation of $20,814 and $20,157, as of October 3, 1999 and September 27, 1998, respectively.

4.    INCOME TAXES

      The fiscal year income taxes consist of the following:

                                                   1999       1998       1997
      -----------------------------------------  --------   --------   --------

      Federal - current........................  $ 31,227   $ 24,618   $ 12,222
              - deferred.......................     6,709      3,707     (6,248)
      State   - current........................     7,965      5,597      4,345
              - deferred.......................    (1,001)    (3,122)      (769)
                                                 --------   --------   --------
      Subtotal ................................    44,900     30,800      9,550
      Income tax benefit of extraordinary item.        --      2,600        350
                                                 --------   --------   --------
      Income taxes.............................  $ 44,900   $ 33,400   $  9,900
                                                 ========   ========   ========

      A reconciliation of fiscal year income taxes with the amounts computed at the statutory federal rate of 35% follows:

                                                    1999       1998       1997
      -----------------------------------------  --------   --------   --------

      Computed at federal statutory rate.......  $ 42,475   $ 36,559   $ 15,821
      State income taxes, net of federal effect     4,526      1,609      2,324
      Jobs tax credit wages....................    (1,281)      (861)      (180)
      Reduction to valuation allowance.........    (1,842)    (4,581)   (10,816)
      Adjustment of tax loss, contribution and
          tax credit carryforwards.............       425        584      1,986
      Other, net...............................       597         90        765
                                                 --------   --------   --------
                                                 $ 44,900   $ 33,400   $  9,900
                                                 ========   ========   ========

                      JACK IN THE BOX INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  (Dollars in thousands, except per share data)
                                   (continued)

4.    INCOME TAXES (continued)

      The tax effects of temporary differences that give rise to significant portions of deferred tax assets and deferred tax liabilities at each year end are presented below:

                                                            1999        1998
      -------------------------------------------------   --------    --------

      Deferred tax assets:
        Tax loss and tax credit carryforwards..........   $ 25,123    $ 36,867
        Accrued insurance..............................     15,377      18,610
        Accrued pension and postretirement benefits....     13,296      12,756
        Accrued vacation pay expense...................      7,686       7,019
        Other reserves and allowances..................      7,422       7,586
        Deferred income................................      9,819       4,282
        Other, net.....................................      8,515       5,842
                                                          --------    --------
        Total gross deferred tax assets................     87,238      92,962
        Less valuation allowance.......................     26,965      29,815
                                                          --------    --------
        Net deferred tax assets........................     60,273      63,147
                                                          --------    --------

      Deferred tax liabilities:
        Property and equipment, principally due to
          differences in depreciation..................     57,776      53,203
        Intangible assets..............................     10,552      12,291
                                                          --------    --------
        Total gross deferred tax liabilities...........     68,328      65,494
                                                          --------    --------
        Net deferred tax liability.....................   $  8,055    $  2,347
                                                          ========    ========

      The valuation allowance of $26,965 as of October 3, 1999 and $29,815 as of September 27, 1998 represents deferred tax assets that may not be realized by the reversal of future taxable differences. The net change in the valuation allowance was a decrease of $2,850 for fiscal year 1999 and a decrease of $4,581 for fiscal year 1998. These decreases related to the expected future use of tax credit carryforwards and deferred tax assets, and actual use of tax loss carryforwards. Management believes it is more likely than not that the net deferred tax assets will be realized through future taxable income or alternative tax strategies.

      At October 3, 1999, the Company had tax loss carryforwards which expire in 2001.

      From time to time, the Company may take positions for filing its tax returns which may differ from the treatment of the same item for financial reporting purposes. The ultimate outcome of these items will not be known until such time as the U.S. Internal Revenue Service ("IRS") has completed its examination or until the statute of limitations has expired. As of October 3, 1999, the IRS had completed its examinations of the Company's federal income tax returns through fiscal year 1995.

                      JACK IN THE BOX INC. AND SUBSIDIARIES

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

                                                            Qualified plans      Non-qualified plan
                                                          -------------------   -------------------
                                                            1999       1998       1999       1998
      -------------------------------------------------   --------   --------   --------   --------

      Change in benefit obligation:
        Benefit obligation at beginning of year .......   $ 65,369   $ 52,728   $ 16,294   $ 12,829
        Service cost ..................................      4,744      3,116        408        342
        Interest cost .................................      4,541      4,047      1,153      1,006
        Actuarial (gain) loss .........................     (4,192)     6,759        (24)     2,539
        Benefits paid .................................     (1,520)    (1,281)      (440)      (422)
                                                          --------   --------   --------   --------
        Benefit obligation at end of year .............   $ 68,942   $ 65,369   $ 17,391   $ 16,294
                                                          ========   ========   ========   ========

      Change in plan assets:
        Fair value of plan assets at beginning of year.   $ 55,454   $ 50,916   $     --   $     --
        Actual return on plan assets ..................      2,214      3,699         --         --
        Employer contributions ........................      4,704      2,120        440        422
        Benefits paid .................................     (1,520)    (1,281)      (440)      (422)
                                                          --------   --------   --------   --------
        Fair value of plan assets at end of year ......   $ 60,852   $ 55,454   $     --   $     --
                                                          ========   ========   ========   ========

      Reconciliation of funded status:
        Funded status .................................   $ (8,090)  $ (9,915)  $(17,392)  $(16,294)
        Unrecognized net loss .........................      8,026      9,628      2,665      2,795
        Unrecognized prior service cost ...............       (138)      (173)     4,431      4,899
        Unrecognized net transition asset .............         19         28         58         84
                                                          --------   --------   --------   --------
        Net liability recognized ......................   $   (183)  $   (432)  $(10,238)  $ (8,516)
                                                          ========   ========   ========   ========

      Amounts recognized in the statement of
       financial position consist of:
        Prepaid benefit cost ..........................   $     --   $     22   $     --   $     --
        Accrued benefit liability .....................       (183)      (454)   (13,599)   (11,764)
        Intangible asset ..............................         --         --      3,361      3,248
                                                          --------   --------   --------   --------
        Net liability recognized ......................   $   (183)  $   (432)  $(10,238)  $ (8,516)
                                                          ========   ========   ========   ========

      In determining the present values of benefit obligations, the Company's actuaries assumed discount rates of 7.50% and 7.00% at the measurement dates of June 30, 1999 and 1998, respectively. The assumed rate of increase in compensation levels was 4% for the qualified plans and 5% for the non-qualified plan in 1999 and 1998, respectively. The long-term rate of return on assets was 8.5% in both years. Assets of the qualified plans consist primarily of listed stocks and bonds.

                      JACK IN THE BOX INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  (Dollars in thousands, except per share data)
                                   (continued)

5.    RETIREMENT, SAVINGS AND BONUS PLANS (continued)

      The components of the fiscal year net defined benefit pension cost are as follows:

                               Qualified plans             Non-qualified plan
                         ---------------------------   -------------------------
                           1999      1998      1997      1999     1998     1997
      ------------------ -------   -------   -------   -------  -------  -------

      Service cost ..... $ 4,744   $ 3,116   $ 2,839   $   408  $   342  $   230
      Interest cost ....   4,541     4,047     3,657     1,153    1,006      680
      Expected return
        on plan assets..  (5,257)   (4,458)   (3,595)       --       --       --
      Net amortization..     426       (26)      256       601      495      259
                         -------   -------   -------   -------  -------  -------
      Net periodic
        pension cost.... $ 4,454   $ 2,679   $ 3,157   $ 2,162  $ 1,843  $ 1,169
                         =======   =======   =======   =======  =======  =======

      The Company maintains a savings plan pursuant to Section 401(k) of the Internal Revenue Code, which allows administrative and clerical employees who have satisfied the service requirements and reached age 21, to defer from 2% to 12% of their pay on a pre-tax basis. The Company contributes an amount equal to 50% of the first 4% of compensation that is deferred by the participant. The Company's contributions under this plan were $1,328, $1,141 and $1,138 in 1999, 1998 and 1997, respectively. The Company also maintains an unfunded, non-qualified deferred compensation plan, which was created in 1990 for key executives and other members of management who were then excluded from participation in the qualified savings plan. This plan allows participants to defer up to 15% of their salary on a pre-tax basis. The Company contributes an amount equal to 100% of the first 3% contributed by the employee. The Company's contributions under the non-qualified deferred compensation plan were $481, $372 and $324 in 1999, 1998 and 1997, respectively. In each plan, a participant's right to Company contributions vests at a rate of 25% per year of service.

      The Company maintains a bonus plan that allows certain officers and management of the Company to earn annual bonuses based upon achievement of certain financial and performance goals approved by the compensation committee of the Company's Board of Directors. Under this plan, $6,390, $3,834 and $3,493 was expensed in 1999, 1998 and 1997, respectively.

      The Company maintains a deferred compensation plan for non-management directors. Under the plan's equity option, those who are eligible to receive directors' fees or retainers may choose to defer receipt of their compensation. The amounts deferred are converted into stock equivalents at the then current market price of the Company's common stock. The Company provides a deferment credit equal to 25% of the compensation initially deferred. Under this plan, a total of $562, $262 and $835 was expensed in 1999, 1998 and 1997, respectively, for both the deferment credit and the stock appreciation on the deferred compensation.

                      JACK IN THE BOX INC. AND SUBSIDIARIES

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

                                                           1999          1998
        ---------------------------------------------    --------     --------

        Change in benefit obligation:
          Benefit obligation at beginning of year....    $ 16,270     $ 13,201
          Service cost...............................         638          517
          Interest cost..............................       1,137        1,021
          Actuarial (gain) loss......................      (1,370)       1,499
          Benefits paid..............................        (210)          32
                                                         --------     --------
          Benefit obligation at end of year..........    $ 16,465     $ 16,270
                                                         ========     ========

        Change in plan assets:
          Fair value of plan assets at
            beginning of year........................    $     --     $     --
          Employer contributions.....................         177           71
          Benefits paid..............................        (177)         (71)
                                                         --------     --------
          Fair value of plan assets at end of year...    $     --     $     --
                                                         ========     ========

        Reconciliation of funded status:
          Funded status..............................    $(16,465)    $(16,270)
          Unrecognized net gain......................      (1,965)        (352)
                                                         --------     --------
          Net liability recognized...................    $(18,430)    $(16,622)
                                                         ========     ========

      All of the net liability recognized in the reconciliation of funded status is included as an accrued benefit liability in the statements of financial position.

      In determining the above information, the Company's actuaries assumed a discount rate of 7.5% and 7.0% at the measurement dates of June 30, 1999 and 1998, respectively.

      The components of the fiscal year net periodic postretirement benefit cost are as follows:

                                                     1999      1998      1997
        ---------------------------------------    -------   -------   -------
        Service cost...........................   $   638   $   517   $   530
        Interest cost..........................     1,137     1,021       913
        Net amortization.......................        --       (88)     (120)
                                                  -------   -------   -------
        Net periodic pension cost..............   $ 1,775   $ 1,450   $ 1,323
                                                  =======   =======   =======

      For measurement purposes, an 8.0% annual rate of increase in the per capita cost of covered benefits (i.e., health care cost trend rate) was assumed for 2000 for plan participants under age 65; the rate was assumed to decrease .5% per year to 5.0% by the year 2006 and remain at that level thereafter. For plan participants age 65 years or older, a 6.0% annual health care cost trend rate was assumed for 2000; the rate was assumed to decrease .5% per year to 4.0% by the year 2004 and remain at that level thereafter. The health care cost trend rate assumption has a significant effect on the amounts reported. For example, increasing the assumed health care cost trend rates by one percentage point in each year would increase the accumulated postretirement benefit obligation as of October 3, 1999 by $3,440, or 21%, and the aggregate of the service and interest cost components of net periodic postretirement benefit cost for 1999 by $417 or 23%.

                      JACK IN THE BOX INC. AND SUBSIDIARIES

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

      In August 1993, the Company adopted the 1993 Stock Option Plan (the "1993 Plan"). Under the 1993 Plan, employees who do not receive stock options under the 1992 Plan are eligible to receive annually stock options with an aggregate exercise price equivalent to a percentage of their eligible earnings. Subject to certain adjustments, up to a maximum of 3,000,000 shares of common stock may be sold or issued under the 1993 Plan. No awards shall be granted after December 11, 2003, although common stock may be issued thereafter pursuant to awards granted prior to such date.

      In February 1995, the Company adopted the Non-Employee Director Stock Option Plan (the "Director Plan"). Under the Director Plan, any eligible director of the Company who is not an employee of the Company or a subsidiary of the Company is granted annually an option to purchase shares of common stock at fair market value. The actual number of shares that may be purchased under the option is based on the relationship of a portion of each director's compensation to the fair market value of the common stock, but is limited to fewer than 10,000 shares. Subject to certain adjustments, up to a maximum of 650,000 shares of common stock may be sold or issued under the Director Plan. Unless sooner terminated, no awards shall be granted after February 17, 2005, although common stock may be issued thereafter pursuant to awards granted prior to such date.

      The terms and conditions of the stock-based awards under the plans are determined by a committee of the Board of Directors on each award date and may include provisions for the exercise price, expirations, vesting, restriction on sales and forfeiture, as applicable. Options granted under the plans have terms not exceeding 11 years and provide for an option exercise price of not less than 100% of the quoted market value of the common stock at the date of grant.

                      JACK IN THE BOX INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  (Dollars in thousands, except per share data)
                                   (continued)

7.    STOCK OPTIONS (continued)

      The following is a summary of stock option activity for the three fiscal years ended October 3, 1999:

                                           Option exercise price per share
                                       ---------------------------------------
                                                                      Weighted
                                            Shares        Range        average
      -------------------------------- ---------------------------------------

      Balance at September 29, 1996...    2,712,587      .96-12.25       6.52
          Granted.....................      807,165    10.13-12.63      12.35
          Exercised...................     (251,640)     .96-12.25       6.76
          Canceled....................     (111,078)    5.75-12.63       8.77
                                          ---------
      Balance at September 28, 1997...    3,157,034      .96-12.63       7.90
          Granted.....................      761,046    17.44-19.06      18.93
          Exercised...................     (198,200)    1.13-12.63       8.27
          Canceled....................     (108,759)    5.75-19.06      11.37
                                          ---------
      Balance at September 27, 1998...    3,611,121      .96-19.06      10.10
          Granted.....................      655,541    13.56-26.63      26.24
          Exercised...................     (297,148)     .96-19.06       9.00
          Canceled....................     (105,801)    5.75-26.63      15.27
                                          ---------
      Balance at October 3, 1999......    3,863,713      .96-26.63      12.78
                                          =========

      The following is a summary of stock options outstanding at October 3, 1999:

                             Options outstanding            Options exercisable
                    -------------------------------------  --------------------
                               Weighted average  Weighted              Weighted
        Range of                   remaining      average               average
        exercise       Number     contractual    exercise     Number   exercise
         prices     outstanding  life in years     price   exercisable   price
      ------------  -----------  -------------   --------  -----------  -------

      $   .96-4.19     533,570        1.87       $ 1.29      533,570    $ 1.29
         5.00-7.50     828,402        6.29         6.52      716,711      6.41
        8.13-12.13     838,358        4.98        10.95      838,358     10.95
       12.25-19.06   1,022,763        8.78        16.85      344,370     15.71
       24.13-26.63     640,620       10.18        26.35       70,000     24.13
                     ---------                             ---------
         .96-26.63   3,863,713        6.70        12.78    2,503,009      8.62
                     =========                             =========

      At October 3, 1999, September 27, 1998 and September 28, 1997, the number of options exercisable were 2,503,009, 2,239,930 and 1,835,341, respectively and the weighted average exercise price of those options were $8.62, $7.32 and $6.40, respectively.

      Effective fiscal year 1997, the Company adopted the disclosure requirements of SFAS 123. As permitted under this Statement, the Company will continue to measure stock-based compensation cost using its current "intrinsic value" accounting method.

      For purposes of the following pro forma disclosures required by SFAS 123, the fair value of each option granted after fiscal 1995 has been estimated on the date of grant using the Black-Scholes option-pricing model. Valuation models require the input of highly subjective assumptions, including the expected volatility of the stock price. Therefore, in management's opinion, the existing models do not provide a reliable single measure of the value of employee stock options. The following assumptions were used for grants: risk-free interest rates of 5.5%, 5.7% and 6.4% in 1999, 1998 and 1997, respectively; expected volatility of 35%, 34% and 35%, respectively; and an expected life of 6 years in each year. The Company has not paid any cash or other dividends and does not anticipate paying dividends in the foreseeable future, therefore the expected dividend yield is zero.

                      JACK IN THE BOX INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  (Dollars in thousands, except per share data)
                                   (continued)

7.    STOCK OPTIONS (continued)

      The weighted average fair value of options granted was $11.58 in 1999, $8.32 in 1998 and $5.80 in 1997. Had compensation expense been recognized for stock-based compensation plans in accordance with provisions of SFAS 123, the Company would have recorded net earnings of $74,391, or $1.95 per basic share and $1.89 per diluted share, in 1999; $65,011, or $1.66 per basic share and $1.62 per diluted share, in 1998; and $33,211, or $.85 per basic share and $.83 per diluted share, in 1997.

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

      On July 26, 1996, the Board of Directors declared a dividend of one preferred stock purchase right (a "Right") for each outstanding share of the Company's common stock, which Rights expire on July 26, 2006. Each Right entitles a stockholder to purchase for an exercise price of $40, subject to adjustment, one one-hundredth of a share of Series A Junior Participating Cumulative Preferred Stock of the Company, or, under certain circumstances, shares of common stock of the Company or a successor company with a market value equal to two times the exercise price. The Rights would only become exercisable for all other persons when any person has acquired or commences to acquire a beneficial interest of at least 20% of the Company's outstanding common stock. The Rights have no voting privileges and may be redeemed by the Board of Directors at a price of $.001 per Right at any time prior to or shortly after the acquisition of a beneficial ownership of 20% of the outstanding common shares. There are 382,765 shares of Series A Junior Participating Cumulative Preferred Stock reserved for issuance upon exercise of the Rights.

      In conjunction with the December 1988 acquisition of the Company, warrants expiring November 30, 1998 for the purchase of 1,584,573 shares of common stock were issued and were exercisable at $.93 per share, as adjusted. As of the date of expiration, warrants for 1,583,343 shares had been exercised and the remaining warrants were canceled.

      At October 3, 1999, the Company had 6,446,659 shares of common stock reserved for issuance upon the exercise of stock options.

                      JACK IN THE BOX INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  (Dollars in thousands, except per share data)
                                   (continued)

9.    AVERAGE SHARES OUTSTANDING

      Fiscal year net earnings per share is based on the weighted average number of shares outstanding during the year, determined as follows:

                                                          1999         1998         1997
      ----------------------------------------------   ----------   ----------   ----------

      Shares outstanding, beginning of fiscal year .   37,927,925   39,096,815   38,840,525
      Effect of common stock issued ................      215,635      144,739       92,081
      Effect of common stock reacquired ............           --     (150,047)          --
                                                       ----------   ----------   ----------
      Weighted average shares outstanding - basic ..   38,143,560   39,091,507   38,932,606
      Assumed additional shares issued upon exercise
        of stock options and warrants, net of shares
        reacquired at the average market price .....    1,136,949    1,021,378      843,638
                                                       ----------   ----------   ----------
      Weighted average shares outstanding - diluted    39,280,509   40,112,885   39,776,244
                                                       ==========   ==========   ==========

      The diluted weighted average shares outstanding computation excludes 345,040, 290,042 and 306,302 antidilutive shares in 1999, 1998 and 1997, respectively.

10.   CONTINGENCIES AND LEGAL MATTERS

      In 1998, the Company settled litigation it filed against various meat suppliers seeking reimbursement for all damages, costs and expenses incurred in connection with food-borne illness attributed to hamburgers served at JACK IN THE BOX restaurants in 1993. The Company received in its second quarter of fiscal 1998 approximately $58.5 million in the settlement, of which a net of approximately $45.8 million was realized after litigation costs and before income taxes (the "Litigation Settlement"). The net Litigation Settlement is reflected in other income in 1998.

      On February 2, 1995, an action by Concetta Jorgensen was filed against the Company in the U.S. District Court in San Francisco, California alleging that restrooms at a JACK IN THE BOX restaurant failed to comply with laws regarding disabled persons and seeking damages in unspecified amounts, punitive damages, injunctive relief, attorneys' fees and prejudgment interest. In an amended complaint, damages were also sought on behalf of all physically disabled persons who were allegedly denied access to restrooms at the restaurant. In February 1997, the court ordered that the action for injunctive relief proceed as a nationwide class action on behalf of all persons in the United States with mobility disabilities. The Company has reached agreement on settlement terms both as to the individual plaintiff Concetta Jorgensen and the claims for injunctive relief, and the settlement agreement has been approved by the U.S. District Court. The settlement requires the Company to make access improvements at Company-operated restaurants to comply with the standards set forth in the Americans with Disabilities Act ("ADA") Access Guidelines. The settlement requires compliance at 85% of the Company-operated restaurants by April 2001 and for the balance of Company-operated restaurants by October 2005. The Company has agreed to make modifications to its restaurants to improve accessibility and anticipates investing an estimated $19 million in capital improvements in connection with these modifications, including approximately $5 million spent through October 3, 1999. Similar claims have been made against JACK IN THE BOX franchisees and the Company relating to franchised locations which may not be in compliance with the ADA. The relief sought is (i) injunctive relief to bring these additional restaurants into compliance with the ADA, (ii) monitoring expenses to ensure compliance and
      (iii) attorneys' fees.

                      JACK IN THE BOX INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  (Dollars in thousands, except per share data)
                                   (continued)

10.   CONTINGENCIES AND LEGAL MATTERS (continued)

      On November 5, 1996, an action was filed by the National JIB Franchisee Association, Inc. (the "Franchisee Association") and several of the Company's franchisees in the Superior Court of California, County of San Diego in San Diego, California, against the Company and others. The lawsuit alleged that certain Company policies are unfair business practices and violate sections of the California Corporations Code regarding material modifications of franchise agreements and interfere with franchisees' right of association. It sought injunctive relief, a declaration of the rights and duties of the parties, unspecified damages and rescission of alleged material modifications of plaintiffs' franchise agreements. The complaint contained allegations of fraud, breach of a fiduciary duty and breach of a third party beneficiary contract in connection with certain payments that the Company received from suppliers and sought unspecified damages, interest, punitive damages and an accounting. However, on August 31, 1998, the Court granted the Company's request for summary judgment on all claims regarding an accounting, conversion, fraud, breach of fiduciary duty and breach of third party beneficiary contracts. On March 10, 1999, the Court granted motions by the Company, ruling, in essence, that the franchisees would be unable to prove their remaining claims. On April 22, 1999, the Court entered an order granting the Company's motion to enforce a settlement with the Franchisee Association covering various aspects of the franchise relationship, but involving no cash payments by the Company. In accordance with that order, the Franchisee Association's claims were dismissed with prejudice. On
      June 10, 1999, a final judgment was entered in favor of the Company and against those plaintiffs with whom the Company did not settle. The Franchisee Association and certain individual plaintiffs filed an appeal on August 13, 1999. Management intends to vigorously defend the appeal.

      On December 10, 1996, a suit was filed by the Company's Mexican licensee, Foodmex, Inc., in the U.S. District Court in San Diego, California against the Company and its international franchising subsidiary. Foodmex formerly operated several JACK IN THE BOX franchise restaurants in Mexico, but its licenses were terminated by the Company for, among other reasons, chronic insolvency and failure to meet operational standards. The Foodmex suit alleged wrongful termination of its master license, breach of contract and unfair competition and sought an injunction to prohibit termination of its license as well as unspecified monetary damages. The Company and its subsidiary counterclaimed and sought a preliminary injunction against Foodmex. On February 24, 1998, the Court issued an order dismissing Foodmex's complaint without prejudice. In March 1998, Foodmex filed a Second Amended Complaint in the U.S. District Court in San Diego, California alleging contractual, tort and law violations arising out of the same business relationship and seeking damages in excess of $10 million, attorneys' fees and costs. On June 25, 1999, the Court granted the Company's motion for summary judgement on the plaintiff's Second Amended Complaint, resulting in the complete dismissal of Foodmex's claim against the Company. On the same day, the Court granted the Company's motion for partial summary judgement on its breach of contract, trademark infringement, unfair competition and related claims, including the Company's claim for a permanent injunction. The Court ordered Foodmex to cease using any of the Company's proprietary marks, and ordered it to cause its Mexican sublicensees to cease using any of the Company's proprietary marks. Issues regarding Foodmex's liability for breach of a promissory note, and damages owed to the Company by Foodmex remain to be decided. No trial date has been set.

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

                      JACK IN THE BOX INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  (Dollars in thousands, except per share data)
                                   (continued)

10.   CONTINGENCIES AND LEGAL MATTERS (continued)

      The IRS examination of the Company's federal income tax return for fiscal year 1996 resulted in the issuance of a proposed adjustment to tax liability of $7.3 million (exclusive of interest). The Company has filed a protest with the Regional Office of Appeals of the IRS to contest the proposed assessment. Management believes that an adequate provision for income taxes has been made.

      The Company has six wholly-owned subsidiaries, consisting of CP Distribution Co., CP Wholesale Co., Jack in the Box, Inc. (an inactive New Jersey corporation), Foodmaker International Franchising Inc. (collectively, the "Subsidiary Guarantors") and two other non-guarantor subsidiaries (collectively, the "Non-Guarantor Subsidiaries"). The Subsidiary Guarantors comprise all of the direct and indirect subsidiaries of the Company (other than the Non-Guarantor Subsidiaries which conduct no material operations, have no significant assets on a consolidated basis and account for only an insignificant share of the Company's consolidated revenues). Each of the Subsidiary Guarantors' guarantees of the Company's $125 million senior subordinated notes is full, unconditional and joint and several. The Subsidiary Guarantors have no significant operations or any significant assets or liabilities on a consolidated basis, other than guarantees of indebtedness of the Company, and therefore, no separate financial statements of the Subsidiary Guarantors are presented because management has determined that they are not material to investors.

11.   SUPPLEMENTAL FINANCIAL STATEMENT INFORMATION

                                                       October 3,  September 27,
                                                          1999         1998
      ----------------------------------------------   ---------    ---------

      Accounts receivable:
        Trade ......................................   $   7,989    $   6,987
        Notes ......................................          67          908
        Other ......................................       2,929        8,395
        Allowances for doubtful accounts ...........      (1,829)      (2,585)
                                                       ---------    ---------
                                                       $   9,156    $  13,705
                                                       =========    =========
      Other Assets:
        Trading area rights, net of amortization
          of $29,057 and $25,313, respectively .....   $  73,033    $  72,993
        Lease acquisition costs, net of amortization
          of $24,625 and $23,613, respectively .....      15,352       17,157
        Other, net of amortization
          of $14,681 and $12,932, respectively .....      40,741       39,309
                                                       ---------    ---------
                                                       $ 129,126    $ 129,459
                                                       =========    =========

      Accrued liabilities:
        Payroll and related taxes ..................   $  45,314    $  38,201
        Sales and property taxes ...................      17,978       12,723
        Insurance ..................................      28,548       47,502
        Advertising ................................      15,517       10,098
        Capital improvements .......................      13,798       17,432
        Interest ...................................       7,092        7,510
        Income tax liabilities .....................      30,767       14,463
        Other ......................................      24,137       24,045
                                                       ---------    ---------
                                                       $ 183,151    $ 171,974
                                                       =========    =========

                      JACK IN THE BOX INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  (Dollars in thousands, except per share data)
                                   (continued)

12.   QUARTERLY RESULTS OF OPERATIONS (Unaudited)

                                     16 weeks
                                       ended             12 weeks ended
                                     --------   ------------------------------
                                     Jan. 18,   Apr. 12,    July 5,   Sept. 27,
                                       1998       1998       1998       1998
      ----------------------------   --------   --------   --------   --------

      Revenues ...................   $343,774   $309,909   $280,566   $289,807
      Gross profit ...............     65,955     96,013     55,877     54,592
      Earnings before
         extraordinary item ......     11,674     34,347     12,626     12,406
      Net earnings ...............     11,674     34,347      8,248     12,406
      Earnings per share before
         extraordinary item:
            Basic ................        .30        .88        .32        .32
            Diluted ..............        .29        .85        .31        .31


                                     16 weeks                         13 weeks
                                       ended       12 weeks ended       ended
                                     --------   -------------------   --------
                                     Jan. 17,   Apr. 11,    July 4,    Oct. 3,
                                       1999       1999       1999       1999
      ----------------------------   --------   --------   --------   --------
      Revenues ...................   $407,134   $321,973   $342,448   $385,344
      Gross profit ...............     78,873     81,047     71,495     82,489
      Net earnings ...............     15,751     24,987     17,377     18,343
      Earnings per share:
            Basic ................        .41        .66        .45        .48
            Diluted ..............        .40        .64        .44        .47