Form 10-Q
period 2000-01-23
JACK IN THE BOX INC /NEW/
filed 2000-03-08
CIK 807882

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-Q

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


                 For the quarterly period ended January 23, 2000
                                                ----------------

                           Commission file no. 1-9390
                                               ------


                              JACK IN THE BOX INC.
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)




               DELAWARE                                 95-2698708
----------------------------------------  --------------------------------------
       (State of Incorporation)            (I.R.S. Employer Identification No.)



   9330 BALBOA AVENUE, SAN DIEGO, CA                       92123
----------------------------------------  --------------------------------------
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

                                    Yes [X] No [ ]

Number of shares of common stock, $.01 par value, outstanding as of the close of business February 29, 2000 - 38,205,327.

                      JACK IN THE BOX INC. AND SUBSIDIARIES

                      UNAUDITED CONSOLIDATED BALANCE SHEETS
                                 (In thousands)

                                                        January 23,   October 3,
                                                           2000          1999
----------------------------------------------------   -----------   -----------

                                     ASSETS

Current assets:
   Cash and cash equivalents........................    $   7,480     $  10,925
   Accounts receivable, net.........................        5,822         9,156
   Inventories......................................       22,780        20,159
   Prepaid expenses.................................       11,354        15,387
   Assets held for sale.............................       46,838        41,607
                                                        ---------     ---------
     Total current assets...........................       94,274        97,234
                                                        ---------     ---------

Trading area rights.................................       72,829        73,033
                                                        ---------     ---------

Lease acquisition costs.............................       14,808        15,352
                                                        ---------     ---------

Other assets........................................       41,792        40,741
                                                        ---------     ---------

Property and equipment, at cost.....................      878,322       858,685
   Accumulated depreciation and amortization........     (262,700)     (251,401)
                                                        ---------     ---------
                                                          615,622       607,284
                                                        ---------     ---------

     TOTAL..........................................    $ 839,325     $ 833,644
                                                        =========     =========

                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
   Current maturities of long-term debt.............    $   1,899     $   1,695
   Accounts payable.................................       27,739        44,180
   Accrued expenses.................................      158,259       183,151
                                                        ---------     ---------
     Total current liabilities......................      187,897       229,026
                                                        ---------     ---------

Deferred income taxes...............................        8,355         8,055
                                                        ---------     ---------

Long-term debt, net of current maturities...........      327,693       303,456
                                                        ---------     ---------

Other long-term liabilities.........................       79,390        75,270
                                                        ---------     ---------

Stockholders' equity:
   Common stock.....................................          411           411
   Capital in excess of par value...................      290,533       290,336
   Accumulated deficit..............................      (18,055)      (38,447)
   Treasury stock...................................      (36,899)      (34,463)
                                                        ---------     ---------
     Total stockholders' equity.....................      235,990       217,837
                                                        ---------     ---------

     TOTAL..........................................    $ 839,325     $ 833,644
                                                        =========     =========

                 See accompanying notes to financial statements.

                      JACK IN THE BOX INC. AND SUBSIDIARIES

                  UNAUDITED CONSOLIDATED STATEMENTS OF EARNINGS
                      (In thousands, except per share data)


                                                          Sixteen Weeks Ended
                                                       -------------------------
                                                        January 23,  January 17,
                                                           2000         1999
----------------------------------------------------   -----------   -----------

Revenues:
   Restaurant sales.................................    $ 448,226     $ 384,440
   Distribution and other sales.....................       15,528        10,297
   Franchise rents and royalties....................       12,640        11,701
   Other............................................          412           696
                                                        ---------     ---------
                                                          476,806       407,134
                                                        ---------     ---------
Costs and expenses:
   Costs of revenues:
      Restaurant costs of sales.....................      139,988       123,596
      Restaurant operating costs....................      221,234       187,341
      Costs of distribution and other sales.........       15,332        10,170
      Franchised restaurant costs...................        6,142         7,154
   Selling, general and administrative..............       53,533        44,905
   Interest expense.................................        8,285         9,017
                                                        ---------     ---------
                                                          444,514       382,183
                                                        ---------     ---------

Earnings before income taxes........................       32,292        24,951

Income taxes........................................       11,900         9,200
                                                        ---------     ---------

Net earnings........................................    $  20,392     $  15,751
                                                        =========     =========

Earnings per share:
   Basic............................................    $    0.53     $    0.41
   Diluted..........................................    $    0.52     $    0.40

Weighted average shares outstanding:
   Basic............................................       38,256        38,000
   Diluted..........................................       39,395        38,991












                 See accompanying notes to financial statements.

                      JACK IN THE BOX INC. AND SUBSIDIARIES

                 UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)

                                                         Sixteen Weeks Ended
                                                     ---------------------------
                                                      January 23,    January 17,
                                                         2000           1999
---------------------------------------------------  ------------   ------------

Cash flows from operations:
    Net earnings....................................   $  20,392      $  15,751
    Non-cash items included above:
       Depreciation and amortization................      17,252         13,697
       Deferred income taxes........................         300            500
    Decrease in receivables.........................       3,334            451
    Increase in inventories.........................      (2,621)        (3,477)
    Decrease (increase) in prepaid expenses.........       4,033         (2,051)
    Increase (decrease) in accounts payable.........     (16,441)         1,598
    Decrease in other liabilities...................     (20,347)       (12,492)
                                                        --------      ---------
       Cash flows provided by operations............       5,902         13,977
                                                        --------      ---------
Cash flows from investing activities:
    Additions to property and equipment.............     (24,492)       (28,183)
    Dispositions of property and equipment..........       1,096            565
    Increase in trading area rights.................      (1,060)           (30)
    Increase in other assets........................      (1,738)        (1,023)
    Decrease (increase) in assets held for sale.....      (5,231)         2,788
                                                        --------      ---------
       Cash flows used in investing activities......     (31,425)       (25,883)
                                                        --------      ---------
Cash flows from financing activities:
    Borrowings under revolving bank loans...........     158,000        100,500
    Principal repayments under revolving bank loans.    (134,000)       (96,000)
    Proceeds from issuance of long-term debt........         825            500
    Principal payments on long-term debt,
       including current maturities.................        (508)          (496)
    Repurchase of common stock......................      (2,436)             -
    Proceeds from issuance of common stock..........         197            880
                                                        --------      ---------
       Cash flows provided by financing activities..      22,078          5,384
                                                        --------      ---------
Net decrease in cash and cash equivalents...........    $ (3,445)     $  (6,522)
                                                        ========      =========








                 See accompanying notes to financial statements.

                      JACK IN THE BOX INC. AND SUBSIDIARIES

              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

1. The accompanying unaudited consolidated financial statements of Jack in the Box Inc. (the "Company") and its subsidiaries do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments, consisting only of normal recurring adjustments, considered necessary for a fair presentation of financial condition and results of operations for the interim periods have been included. Operating results for any interim period are not necessarily indicative of the results for any other interim period or for the full year. The Company reports results quarterly with the first quarter having 16 weeks and each remaining quarter having 12 weeks. Certain financial statement reclassifications have been made in the prior year to conform to the current year presentation. These financial statements should be read in conjunction with the 1999 financial statements.

2. The Company adopted Statement of Position ("SOP") 98-1, Accounting for the Costs of Computer Software Developed or Obtained for Internal Use, in 2000. SOP 98-1 requires that certain costs related to the development or purchase of internal use software be capitalized and amortized over the estimated useful life of the software. The Statement also requires that costs related to the preliminary project stage and the post-implementation/operations stage of an internal use computer software development project be expensed as incurred. The adoption of SOP 98-1 did not result in a material impact in the financial position or results of operations of the Company.

3. The income tax provisions reflect the projected annual tax rate of 37% of earnings before income taxes in 2000 and the actual tax rate of 37% of pretax earnings in 1999. The favorable income tax rates result from the Company's ability to realize previously unrecognized tax benefits. The Company cannot determine with certainty the 2000 annual tax rate until the end of the fiscal year; thus the rate could differ from expectations.

4.   Contingent Liabilities

     On February 2, 1995, an action by Concetta Jorgensen was filed against the Company in the U.S. District Court in San Francisco, California alleging that restrooms at a JACK IN THE BOX restaurant failed to comply with laws regarding disabled persons and seeking damages in unspecified amounts, punitive damages, injunctive relief, attorneys' fees and prejudgment interest. In an amended complaint, damages were also sought on behalf of all physically disabled persons who were allegedly denied access to restrooms at the restaurant. In February 1997, the Court ordered that the action for injunctive relief proceed as a nationwide class action on behalf of all persons in the United States with mobility disabilities. The Company has reached agreement on settlement terms both as to the individual plaintiff Concetta Jorgensen and the claims for injunctive relief, and the settlement agreement has been approved by the U.S. District Court. The settlement requires the Company to make access improvements at Company-operated restaurants to comply with the standards set forth in the Americans with Disabilities Act ("ADA") Access Guidelines. The settlement requires compliance at 85% of the Company-operated restaurants by April 2001 and for the balance of Company-operated restaurants by October 2005. The Company has begun to make modifications to its restaurants to improve accessibility and anticipates investing an estimated $19 million in capital improvements in connection with these modifications, including approximately $6 million spent through January 23, 2000. Similar claims have been made against JACK IN THE BOX franchisees and the Company relating to franchised locations which may not be in compliance with the ADA. The relief sought is (i) injunctive relief to bring these additional restaurants into compliance with the ADA, (ii) monitoring expenses to ensure compliance and (iii) attorneys' fees.

     On November 5, 1996, an action was filed by the National JIB Franchisee Association, Inc. (the "Franchisee Association") and several of the Company's franchisees in the Superior Court of California, County of San Diego in San Diego, California, against the Company and others. The lawsuit alleged that certain Company policies are unfair business practices and violate sections of the California Corporations Code regarding material modifications of franchise agreements and interfere with franchisees' right of association. It sought injunctive relief, a declaration of the rights and duties of the parties, unspecified damages and rescission of alleged material modifications of plaintiffs' franchise agreements. The complaint contained allegations of fraud, breach of a fiduciary duty and breach of a third party beneficiary contract in connection with certain payments that the Company received from suppliers and sought unspecified damages, interest, punitive damages and an accounting. However, on August 31, 1998, the Court granted the Company's request for summary judgment on all claims regarding an accounting, conversion, fraud, breach of fiduciary duty and breach of third party beneficiary contracts. On March 10, 1999, the Court granted motions by the Company, ruling, in essence, that the franchisees would be unable to prove their remaining claims. On April 22, 1999, the Court entered an order granting the Company's motion to enforce a settlement with the Franchisee Association covering various aspects of the franchise relationship, but involving no cash payments by the Company. In accordance with that order, the Franchisee Association's claims were dismissed with prejudice. On June 10, 1999, a final judgment was entered in favor of the Company and against those plaintiffs with whom the Company did not settle. The Franchisee Association and certain individual plaintiffs filed an appeal on August 13, 1999. The Company has settled with all franchisees except one individual franchisee and the three corporate entities in which that franchisee owns a substantial interest. Those entities continue to pursue the appeal. Settlements have involved no cash payments by the Company. Management intends to vigorously defend the appeal.

     On December 10, 1996, a suit was filed by the Company's Mexican licensee, Foodmex, Inc., in the U.S. District Court in San Diego, California against the Company and its international franchising subsidiary. Foodmex formerly operated several JACK IN THE BOX franchise restaurants in Mexico, but its licenses were terminated by the Company for, among other reasons, chronic insolvency and failure to meet operational standards. The Foodmex suit alleged wrongful termination of its master license, breach of contract and unfair competition and sought an injunction to prohibit termination of its license as well as unspecified monetary damages. The Company and its subsidiary counterclaimed and sought a preliminary injunction against Foodmex. On February 24, 1998, the Court issued an order dismissing Foodmex's complaint without prejudice. In March 1998, Foodmex filed a Second Amended Complaint in the U.S. District Court in San Diego, California alleging contractual, tort and law violations arising out of the same business relationship and seeking damages in excess of $10 million, attorneys' fees and costs. On June 25, 1999, the Court granted the Company's motion for summary judgement on the plaintiff's Second Amended Complaint, resulting in the complete dismissal of Foodmex's claim against the Company. On the same day, the Court granted the Company's motion for partial summary judgement on its breach of contract, trademark infringement, unfair competition and related claims, including the Company's claim for a permanent injunction. The Court ordered Foodmex to cease using any of the Company's proprietary marks, and ordered it to cause its Mexican sublicensees to cease using any of the Company's proprietary marks. On December 22, 1999 Foodmex filed for bankruptcy protection in the United States Bankruptcy Court for the District of Nevada under Chapter 7 of the bankruptcy laws. While the Company continues to seek damages for Foodmex's breach of promissory note, the remaining issues and amounts at issue are not material to the Company's results of operations or financial condition. No trial date has been set.

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

                      JACK IN THE BOX INC. AND SUBSIDIARIES

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

         All comparisons under this heading between 2000 and 1999 refer to the 16-week periods ended January 23, 2000 and January 17, 1999, respectively, unless otherwise indicated.

         Restaurant sales increased $63.8 million, or 16.6%, to $448.2 million in 2000 from $384.4 million in 1999, reflecting increases in both the number of Company-operated restaurants and in per store average ("PSA") sales. The average number of Company-operated restaurants increased 11.3% to 1,203 in 2000 from 1,081 restaurants in 1999. PSA sales for comparable Company-operated restaurants, those open more than one year, grew 5.7% in 2000 compared with the same period in 1999. Sales growth resulted from increases in the average number of transactions of 3.4% and average transaction amounts of 2.3% compared to a year ago. Management believes that the sales growth is attributable to effective advertising and strategic initiatives, including the Assemble-To-Order program in which sandwiches are made when customers order them, new menu boards that showcase combo meals and an order confirmation system at drive-thru windows.

         Distribution and other sales increased $5.2 million to $15.5 million in 2000 from $10.3 million in 1999, primarily due to an increase in fuel and convenience store sales to $7.0 million in 2000 from $1.8 million in 1999. At quarter-end, the Company had seven locations compared with two a year ago.

         Franchise rents and royalties increased $.9 million to $12.6 million in 2000 from $11.7 million in 1999, which represent approximately 10.5% of franchise restaurant sales in both years. Franchise restaurant sales grew 7.1% to $120.6 million in 2000 from $112.6 million in 1999, benefiting from the Company's strategic initiatives described above.

         Other revenues, primarily interest income from investments and notes receivable, declined slightly to $.4 million in 2000 from $.7 million in 1999.

         Restaurant costs of sales and operating costs increased with sales growth and the addition of Company-operated restaurants. Restaurant costs of sales, which include food and packaging costs, increased to $140.0 million in 2000 from $123.6 million in 1999. As a percent of restaurant sales, costs of sales declined to 31.2% in 2000 from 32.1% in 1999, primarily due to lower ingredient costs, especially cheese, shortening and produce.

         Restaurant operating costs increased to $221.2 million in 2000 from $187.3 million in 1999. As a percent of restaurant sales, operating costs increased to 49.4% in 2000 from 48.7% in 1999, reflecting cost increases related to initiatives designed to improve the overall guest experience and slightly higher percentages of labor-related expenses.

         Costs of distribution and other sales increased to $15.3 million in 2000 from $10.2 million in 1999, reflecting an increase in the related sales. As a percent of distribution and other sales, these costs were 98.7% in 2000 compared to 98.8% a year ago.

         Franchise restaurant costs, which consist principally of rents and depreciation on properties leased to franchisees and other miscellaneous costs, declined to $6.1 million in 2000 from $7.2 million in 1999, primarily due to lower franchise-related legal expenses.

         Selling, general and administrative costs increased to $53.5 million in 2000 from $44.9 million in 1999. Advertising and promotion costs increased $3.0 million to $22.8 million in 2000 from $19.8 million in 1999, slightly over 5% of restaurant sales in both quarters. General, administrative and other costs increased to $30.7 million, or 6.4% of revenues, in 2000 from $25.1 million, or 6.2% of revenues, in 1999, primarily due to a decision to increase staffing levels in the field to accommodate the growth program and other costs to support restaurant and revenue growth.

         Interest expense declined $.7 million to $8.3 million in 2000 from $9.0 million in 1999 reflecting a reduction in total average debt during the quarter compared to a year ago.

         The income tax provisions reflect the projected annual tax rate of 37% of earnings before income taxes in 2000 and the actual tax rate of 37% of pretax earnings in 1999. The favorable income tax rates result from the Company's ability to realize previously unrecognized tax benefits. The Company cannot determine with certainty the 2000 annual tax rate until the end of the fiscal year; thus the rate could differ from expectations.

         Net earnings increased $4.6 million, or $.12 per diluted share, to $20.4 million, or $.52 per diluted share, in 2000 from $15.8 million, or $.40 per diluted share, in 1999. The earnings improvement reflects the impact of sales growth and improved margins.

LIQUIDITY AND CAPITAL RESOURCES

         Cash and cash equivalents decreased $3.4 million to $7.5 million at January 23, 2000 from $10.9 million at the beginning of the fiscal year. The Company expects to maintain low levels of cash and cash equivalents, reinvesting available cash flows from operations to develop new or enhance existing restaurants, and to reduce borrowings under the revolving credit agreement.

         The Company's working capital deficit decreased $38.2 million to $93.6 million at January 23, 2000 from $131.8 million at October 3, 1999, primarily due to a decline in current liabilities. The Company and the restaurant industry in general maintain relatively low levels of accounts receivable and inventories and vendors grant trade credit for purchases such as food and supplies. The Company also continually invests in its business through the addition of new units and refurbishment of existing units, which are reflected as long-term assets and not as part of working capital.

         In 1998, the Company entered into a new revolving bank credit agreement, which provides for a credit facility expiring in 2003 of up to $175 million, including letters of credit of up to $25 million. At January 23, 2000, the Company had borrowings of $110 million and approximately $58.5 million of availability under the agreement. Total debt outstanding increased to $329.6 million at January 23, 2000 from $305.2 million at the beginning of the fiscal year reflecting additional borrowings under the credit agreement which were used to reduce current liabilities.

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

         On December 3, 1999, the Company's Board of Directors authorized the purchase of the Company's outstanding common stock in the open market for an aggregate amount not to exceed $10 million. At January 23, 2000, the Company had acquired 127,800 shares for an aggregate cost of $2.4 million.

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         The Company's primary exposure relating to financial instruments is to changes in interest rates. The Company uses interest rate swap agreements to reduce exposure to interest rate fluctuations. At January 23, 2000, the Company had a $25 million notional amount interest rate swap agreement expiring in June 2001. This agreement effectively converts a portion of the Company's variable rate bank debt to fixed rate debt and has a pay rate of 6.38%.

         The Company's credit facility bears interest at an annual rate equal to the prime rate or the London Interbank Offered Rate ("LIBOR") plus an applicable margin based on a financial leverage ratio. As of January 23, 2000, the Company's applicable margin was set at 0.625%. During the first quarter of fiscal year 2000, the average interest rate on the credit facility was 6.7%.

         At January 23, 2000, a hypothetical one percentage point increase in short-term interest rates would result in a reduction of $0.85 million in annual pre-tax earnings. The estimated reduction is based on holding the unhedged portion of bank debt at its January 23, 2000 level.

         At January 23, 2000, the Company had no other material financial instruments subject to significant market exposure.

YEAR 2000 COMPLIANCE

         The Company's Year 2000 Activities. In 1995, the Company began to prepare a plan to address the impact of the arrival of the Year 2000 on its business. The Company assessed its information technology systems and embedded microprocessor technology to determine which required modification or replacement and which are critical to the Company's operations. The Company applied internal and external resources to upgrade, repair or replace significant systems that were not Year 2000 ready and had contingency plans in place for any unavoidable Year 2000 risks. There can be no assurance that the Company will not incur Year 2000 related problems in the future, but the Company has incurred no significant Year 2000 related problems to date.

         The Company's Franchisees. Approximately one-fifth of JACK IN THE BOX restaurants are operated by franchisees. The Company provided information to its franchisees about the business risks associated with the Year 2000 and shared information with franchisees regarding the compliance status of point-of-sale hardware and software and other restaurant equipment. The Company replaced, at franchisees' expense, the non-compliant personal computers it had leased and non-compliant software it had licensed to franchisees of approximately 92% of franchised restaurants. Franchisees have not reported any significant Year 2000 related problems.

         The Costs to Address the Company's Year 2000 Issues. At January 23, 2000, the Company had incurred costs of approximately $13 million, which substantially completed its Year 2000 efforts, with approximately 25% relating to new systems which have been or will be capitalized. Some planned system replacements, which are anticipated to provide significant future benefits, were accelerated due to Year 2000 concerns.

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

PART II - OTHER INFORMATION

There is no information required to be reported for any items under Part II, except as follows:

Item 1. Legal Proceedings - See Note 4 to the Unaudited Consolidated Financial Statements.

Item 4. Submission of Matters to a Vote of Security Holders.

        No matters were submitted to a vote of stockholders in the first quarter ended January 23, 2000. The Company's annual meeting was held February 18, 2000 at which the following matters were voted as indicated:

                                                         For           Withheld
                                                      ----------      ----------
        1.   Election of the following directors
             to serve until the next annual meeting
             of stockholders and until their
             successors are elected and qualified.

             Michael E. Alpert.....................   32,549,414      1,234,753
             Jay W. Brown..........................   33,157,787        626,380
             Paul T. Carter........................   33,338,627        445,540
             Charles W. Duddles....................   33,331,382        452,785
             Edward W. Gibbons.....................   33,330,819        453,348
             Jack W. Goodall.......................   32,547,792      1,236,375
             Alice B. Hayes, Ph.D..................   33,290,293        493,874
             Murray H. Hutchison...................   33,295,508        488,659
             Robert J. Nugent......................   33,146,187        637,980
             L. Robert Payne.......................   33,315,405        468,762


                                             For     Against  Abstain  Not Voted
                                          ---------  -------  -------  ---------
        2.   Ratification of the
             appointment of KPMG LLP as
             independent accountants....  33,384,719  33,463  365,985      0

Item 6. Exhibits and Reports on Form 8-K.

        (a)     Exhibits

                Number Description
                ------ -----------

                10.1 Fourth Amendment dated as of December 6, 1999 to the Revolving Credit Agreement dated as of April 1, 1998 by and between Foodmaker, Inc. and the Banks named therein.

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

                                       JACK IN THE BOX INC.


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


Date:  March 8, 2000