Form 10-Q
period 2000-04-16
JACK IN THE BOX INC /NEW/
filed 2000-05-31
CIK 807882

SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-Q

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


                  For the quarterly period ended April 16, 2000
                                                 --------------

                           Commission file no. 1-9390

                              JACK IN THE BOX INC.
             (Exact name of registrant as specified in its charter)




        DELAWARE                                        95-2698708
---------------------------------------  --------------------------------------
(State of Incorporation)                 (I.R.S. Employer Identification No.)



9330 BALBOA AVENUE, SAN DIEGO, CA                         92123
----------------------------------------  -------------------------------------
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

                                    Yes [X] No [ ]

Number of shares of common stock, $.01 par value, outstanding as of the close of business May 19, 2000 - 38,263,660.

                      JACK IN THE BOX INC. AND SUBSIDIARIES

                      UNAUDITED CONSOLIDATED BALANCE SHEETS
                                 (In thousands)


                                                          April 16,   October 3,
                                                            2000         1999
--------------------------------------------------------------------------------

                          ASSETS

Current assets:
   Cash and cash equivalents ..........................  $  10,190    $  10,925
   Accounts receivable, net ...........................      8,563        9,156
   Inventories ........................................     21,730       20,159
   Prepaid expenses ...................................     14,253       15,387
   Assets held for sale ...............................     53,331       41,607
                                                         ---------    ---------
     Total current assets .............................    108,067       97,234
                                                         ---------    ---------

Trading area rights ...................................     71,883       73,033
                                                         ---------    ---------

Lease acquisition costs ...............................     14,416       15,352
                                                         ---------    ---------

Other assets ..........................................     41,625       40,741
                                                         ---------    ---------

Property and equipment, at cost .......................    896,835      858,685
   Accumulated depreciation and amortization ..........   (270,088)    (251,401)
                                                         ---------    ---------
                                                           626,747      607,284
                                                         ---------    ---------

     TOTAL ............................................  $ 862,738    $ 833,644
                                                         =========    =========


          LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
   Current maturities of long-term debt ...............  $   1,827    $   1,695
   Accounts payable....................................     38,230       44,180
   Accrued expenses....................................    178,863      183,151
                                                         ---------    ---------
     Total current liabilities.........................    218,920      229,026
                                                         ---------    ---------

Deferred income taxes..................................      8,655        8,055
                                                         ---------    ---------

Long-term debt, net of current maturities..............    303,950      303,456
                                                         ---------    ---------
Other long-term liabilities............................     82,157       75,270
                                                         ---------    ---------
Stockholders' equity:
   Common stock........................................        413          411
   Capital in excess of par value......................    290,873      290,336
   Accumulated deficit.................................     (1,970)     (38,447)
   Treasury stock......................................    (40,260)     (34,463)
                                                         ---------    ---------
     Total stockholders' equity........................    249,056      217,837
                                                         ---------    ---------

     TOTAL ............................................  $ 862,738    $ 833,644
                                                         =========    =========

          See accompanying notes to consolidated financial statements.

                      JACK IN THE BOX INC. AND SUBSIDIARIES

                  UNAUDITED CONSOLIDATED STATEMENTS OF EARNINGS
                      (In thousands, except per share data)



                                                     Twelve Weeks Ended     Twenty-Eight Weeks Ended
                                                  -----------------------   ------------------------
                                                   April 16,    April 11,    April 16,     April 11,
                                                      2000        1999         2000          1999
----------------------------------------------------------------------------------------------------
Revenues:
   Restaurant sales...........................    $  347,449   $ 303,666    $  795,675   $ 688,106
   Distribution and other sales...............        13,381       8,893        28,909      19,190
   Franchise rents and royalties..............         9,304       8,899        21,944      20,600
   Other......................................           361         515           773       1,211
                                                  ----------   ---------    ----------   ---------
                                                     370,495     321,973       847,301     729,107
                                                  ----------   ---------    ----------   ---------
Costs and expenses:
   Costs of revenues:
      Restaurant costs of sales...............       108,076      97,177       248,064     220,773
      Restaurant operating costs..............       170,388     129,252       391,622     316,593
      Costs of distribution and other sales...        13,088       8,711        28,420      18,881
      Franchised restaurant costs.............         4,700       5,786        10,842      12,940
   Selling, general and administrative........        42,552      34,906        96,085      79,811
   Interest expense...........................         6,006       6,454        14,291      15,471
                                                  ----------   ---------    ----------   ---------
                                                     344,810     282,286       789,324     664,469
                                                  ----------   ---------    ----------   ---------

Earnings before income taxes..................        25,685      39,687        57,977      64,638

Income taxes..................................         9,600      14,700        21,500      23,900
                                                  ----------   ---------    ----------   ---------

Net earnings..................................    $   16,085   $  24,987    $   36,477   $  40,738
                                                  ==========   =========    ==========   =========

Net earnings per share:
   Basic......................................    $      .42   $     .66    $      .95   $    1.07
   Diluted....................................    $      .41   $     .64    $      .93   $    1.04

Weighted average shares outstanding:
   Basic......................................        38,218      38,138        38,240      38,059
   Diluted....................................        39,223      39,329        39,321      39,136

          See accompanying notes to consolidated financial statements.

                      JACK IN THE BOX INC. AND SUBSIDIARIES

                 UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)

                                                        Twenty-Eight Weeks Ended
                                                        ------------------------
                                                          April 16,   April 11,
                                                            2000        1999
--------------------------------------------------------------------------------

Cash flows from operations:
    Net earnings....................................... $   36,477    $  40,738
    Non-cash items included above:
       Depreciation and amortization...................     30,710       24,131
       Deferred income taxes...........................        600          800
    Decrease (increase) in receivables.................        593       (4,401)
    Increase in inventories............................     (1,571)      (3,964)
    Decrease (increase) in prepaid expenses............      1,134         (314)
    Decrease in accounts payable.......................     (5,950)      (9,050)
    Increase in other liabilities......................      3,155        5,828
                                                        ----------     --------
       Cash flows provided by operations...............     65,148       53,768
                                                        ----------     --------

Cash flows from investing activities:
    Additions to property and equipment................   (48,144)      (57,139)
    Dispositions of property and equipment.............     1,965         2,137
    Increase in trading area rights....................    (1,060)       (1,510)
    Increase in other assets...........................    (2,071)       (1,776)
    Increase in assets held for sale...................   (11,724)       (1,480)
                                                        ---------      --------
       Cash flows used in investing activities.........   (61,034)      (59,768)
                                                        ---------      --------

Cash flows from financing activities:
    Borrowings under revolving bank loans..............   206,000       193,000
    Principal repayments under revolving bank loans....  (205,500)     (194,000)
    Proceeds from issuance of long-term debt...........       825         1,925
    Principal payments on long-term debt, including
       current maturities..............................      (916)         (921)
    Repurchase of common stock.........................    (5,797)            -
    Proceeds from issuance of common stock.............       539         1,756
                                                        ---------      --------
       Cash flows provided by (used in)
          financing activities.........................    (4,849)        1,760
                                                        ---------      --------

Net decrease in cash and cash equivalents.............. $    (735)    $  (4,240)
                                                        =========     =========

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

4.   Contingent Liabilities

     On February 2, 1995, an action by Concetta Jorgensen was filed against the Company in the U.S. District Court in San Francisco, California alleging that restrooms at a JACK IN THE BOX restaurant failed to comply with laws regarding disabled persons and seeking damages in unspecified amounts, punitive damages, injunctive relief, attorneys' fees and prejudgment interest. In an amended complaint, damages were also sought on behalf of all physically disabled persons who were allegedly denied access to restrooms at the restaurant. In February 1997, the Court ordered that the action for injunctive relief proceed as a nationwide class action on behalf of all persons in the United States with mobility disabilities. The Company has reached agreement on settlement terms both as to the individual plaintiff Concetta Jorgensen and the claims for injunctive relief, and the settlement agreement has been approved by the U.S. District Court. The settlement requires the Company to make access improvements at Company-operated restaurants to comply with the standards set forth in the Americans with Disabilities Act ("ADA") Access Guidelines. The settlement requires compliance at Company-operated restaurants by October 2005. The Company has begun to make modifications to its restaurants to improve accessibility and anticipates investing an estimated $24 million in capital improvements in connection with these modifications, including approximately $10 million spent through April 16, 2000. Similar claims have been made against JACK IN THE BOX franchisees and the Company relating to franchised locations which may not be in compliance with the ADA. A settlement agreement has been reached in principle subject to definitive documentation. The proposed settlement provides for injunctive relief requiring franchisees to bring their franchised restaurants into compliance with the ADA and requiring payment by the Company of monitoring expenses to ensure compliance and attorney's fees.

     On November 5, 1996, an action was filed by the National JIB Franchisee Association, Inc. (the "Franchisee Association") and several of the Company's franchisees in the Superior Court of California, County of San Diego in San Diego, California, against the Company and others. The lawsuit alleged that certain Company policies are unfair business practices and violate sections of the California Corporations Code regarding material modifications of franchise agreements and interfere with franchisees' right of association. It sought injunctive relief, a declaration of the rights and duties of the parties, unspecified damages and rescission of alleged material modifications of plaintiffs' franchise agreements. The complaint contained allegations of fraud, breach of a fiduciary duty and breach of a third party beneficiary contract in connection with certain payments that the Company received from suppliers and sought unspecified damages, interest, punitive damages and an accounting. However, on August 31, 1998, the Court granted the Company's request for summary judgment on all claims regarding an accounting, conversion, fraud, breach of fiduciary duty and breach of third party beneficiary contracts. On March 10, 1999, the Court granted motions by the Company, ruling, in essence, that the franchisees would be unable to prove their remaining claims. On April 22, 1999, the Court entered an order granting the Company's motion to enforce a settlement with the Franchisee Association covering various aspects of the franchise relationship, but involving no cash payments by the Company. In accordance with that order, the Franchisee Association's claims were dismissed with prejudice. On June 10, 1999, a final judgment was entered in favor of the Company and against those plaintiffs with whom the Company did not settle. The Franchisee Association and certain individual plaintiffs filed an appeal on August 13, 1999. The Company has settled with all franchisees. Settlements have involved no cash payments by the Company.

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

                      JACK IN THE BOX INC. AND SUBSIDIARIES

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

     All comparisons under this heading between 2000 and 1999 refer to the 12-week and 28-week periods ended April 16, 2000 and April 11, 1999, respectively, unless otherwise indicated.

     Restaurant sales increased $43.7 million and $107.6 million, respectively, to $347.4 million and $795.7 million in 2000 from $303.7 million and $688.1 million in 1999, reflecting increases in both the number of Company-operated restaurants and in per store average ("PSA") sales. The average number of Company-operated restaurants for the 28-week period increased 11.3% to 1,215 in 2000 from 1,092 restaurants in 1999. PSA sales for comparable Company-operated restaurants, those open more than one year, grew 3.0% and 4.5%, respectively, in the 12-week and 28-week periods of 2000 compared with the same periods in 1999. Sales growth resulted from increases in the average number of transactions of 1.4% and 2.5% in the respective 2000 periods and the balance of the increases from higher average transaction amounts. Management believes that the sales growth is attributable to effective advertising and strategic initiatives, including the Assemble-To-Order program in which sandwiches are made when customers order them, new menu boards that showcase combo meals and an order confirmation system at drive-thru windows.

     Distribution and other sales increased $4.5 million and $9.7 million, respectively, to $13.4 million and $28.9 million in 2000 from $8.9 million and $19.2 million in 1999, primarily due to an increase in other sales at fuel and convenience stores to $6.7 million and $13.8 million in 2000 from $1.9 million and $3.7 million in 1999. At quarter-end, the Company had seven fuel and convenience store locations compared with two a year ago.

     Franchise rents and royalties increased $.4 million and $1.3 million, respectively, to $9.3 million and $21.9 million in 2000 from $8.9 million and $20.6 million in 1999, which represent approximately 10.4% of franchise restaurant sales in all periods. Franchise restaurant sales grew to $89.5 million and $210.1 million, respectively, in 2000 from $85.3 million and $197.9 million in 1999, benefiting from the Company's strategic initiatives described above.

     Other revenues, primarily interest income from investments and notes receivable, declined slightly to $.4 million and $.8 million, respectively, in 2000 from $.5 million and $1.2 million in 1999.

     Restaurant costs of sales and operating costs increased with sales growth and the addition of Company-operated restaurants. Restaurant costs of sales, which include food and packaging costs, increased to $108.1 million and $248.1 million in 2000 from $97.2 million and $220.8 million in 1999. As a percent of restaurant sales, costs of sales declined to 31.1% and 31.2%, respectively, in 2000 from 32.0% and 32.1% in 1999, primarily due to lower ingredient costs, especially cheese, shortening and produce.

     Restaurant operating costs increased to $170.4 million and $391.6 million, respectively, in 2000 from $147.3 million and $334.6 million in 1999, excluding an unusual adjustment. In the 12-week period in 1999, the Company reduced accrual liabilities and restaurant operating costs by $18.0 million, primarily due to a change in estimates resulting from improvements to its loss prevention and risk management programs, which have been more successful than anticipated. As a percent of restaurant sales, operating costs increased to 49.0% and 49.2%, respectively, in 2000 from 48.5% and 48.6% in 1999 excluding the unusual adjustment reflecting cost increases related to initiatives designed to improve the overall guest experience and slightly higher percentages of labor-related expenses.

     Costs of distribution and other sales increased to $13.1 million and $28.4 million, respectively, in 2000 from $8.7 million and $18.9 million in 1999, reflecting an increase in the related sales. As a percent of distribution and other sales, these costs were 97.8% and 98.3%, respectively, in 2000 compared to 98.0% and 98.4% a year ago.

     Franchised restaurant costs, which consist principally of rents and depreciation on properties leased to franchisees and other miscellaneous costs, declined to $4.7 million and $10.8 million, respectively, in 2000 from $5.8 million and $12.9 million in 1999, primarily due to lower franchise-related legal expenses.

     Selling, general and administrative costs increased to $42.6 million and $96.1 million, respectively, in 2000 from $34.9 million and $79.8 million in 1999. Advertising and promotion costs increased to $17.8 million and $40.6 million, respectively, in 2000 from $15.6 million and $35.4 million in 1999, slightly over 5% of restaurant sales in all periods. General, administrative and other costs were 6.7% and 6.6% of revenues, respectively, in 2000 compared to 6.0% and 6.1% of revenues in 1999, primarily due to a decision to increase staffing levels in the field to accommodate the growth program and other costs to support restaurant and revenue growth.

     Interest expense declined $.5 million and $1.2 million, respectively, to $6.0 million and $14.3 million in 2000 from $6.5 million and $15.5 million in 1999, reflecting a reduction in total average debt compared to a year ago.

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

     In 2000, net earnings were $16.1 million, or $.41 per diluted share, in the 12-week period and $36.5 million, or $.93 per diluted share, in the 28-week period. In 1999, net earnings were $25.0 million, or $.64 per diluted share, in the 12-week period and $40.7 million, or $1.04 per diluted share, in the 28-week period. Excluding the unusual adjustment to restaurant operating costs, and related tax effects net earnings in 1999 were $13.6 million, or $.35 per diluted share, in the 12-week period and $29.4 million, or $.75 per diluted share in the 28-week period. Net earnings increased 18% and 24%, respectively, in 2000 compared to the same periods in 1999, excluding this unusual item, reflecting the impact of sales growth and improved margins.

LIQUIDITY AND CAPITAL RESOURCES

     Cash and cash equivalents decreased slightly to $10.2 million at April 16, 2000 from $10.9 million at the beginning of the fiscal year. The Company expects to maintain low levels of cash and cash equivalents, reinvesting available cash flows from operations to develop new or enhance existing restaurants, and to reduce borrowings under the revolving credit agreement.

     The Company's working capital deficit decreased $20.9 million to $110.9 million at April 16, 2000 from $131.8 million at October 3, 1999, primarily due to an increase in assets held for sale and a decline in current liabilities. The Company and the restaurant industry in general maintain relatively low levels of accounts receivable and inventories and vendors grant trade credit for purchases such as food and supplies. The Company also continually invests in its business through the addition of new units and refurbishment of existing units, which are reflected as long-term assets and not as part of working capital.

     In 1998, the Company entered into a revolving bank credit agreement, which provides for a credit facility expiring in 2003 of up to $175 million, including letters of credit of up to $25 million. At April 16, 2000, the Company had borrowings of $86.5 million and approximately $80.8 million of availability under the agreement. Total debt outstanding increased slightly to $305.8 million at April 16, 2000 from $305.2 million at the beginning of the fiscal year.

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

     On December 3, 1999, the Company's Board of Directors authorized the purchase of the Company's outstanding common stock in the open market for an aggregate amount not to exceed $10 million. At April 16, 2000, the Company had acquired 305,800 shares under this authorization for an aggregate cost of $5.8 million.

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     The Company's primary exposure relating to financial instruments is to changes in interest rates. The Company uses interest rate swap agreements to reduce exposure to interest rate fluctuations. At April 16, 2000, the Company had a $25 million notional amount interest rate swap agreement expiring in June 2001. This agreement effectively converts a portion of the Company's variable rate bank debt to fixed rate debt and has a pay rate of 6.38%.

     The Company's credit facility bears interest at an annual rate equal to the prime rate or the London Interbank Offered Rate ("LIBOR") plus an applicable margin based on a financial leverage ratio. As of April 16, 2000, the Company's applicable margin was set at .625%. During the second quarter of fiscal year 2000, the average interest rate on the credit facility was 6.8%.

     At April 16, 2000, a hypothetical one percentage point increase in short-term interest rates would result in a reduction of $.6 million in annual pre-tax earnings. The estimated reduction is based on holding the unhedged portion of bank debt at its April 16, 2000 level.

     At April 16, 2000, the Company had no other material financial instruments subject to significant market exposure.

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

PART II - OTHER INFORMATION

There is no information required to be reported for any items under Part II, except as follows:

Item 1. Legal Proceedings - See Note 4 to the Unaudited Consolidated Financial Statements.

Item 4. Submission of Matters to a Vote of Security Holders.

        The results of the Company's annual meeting, held February 18, 2000, were reported in the Quarterly report on Form 10-Q for the quarter ended January 23, 2000.

Item 6. Exhibits and Reports on Form 8-K.

          (a)     Exhibits

                  Number   Description

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


Date:  May 31, 2000