Form 10-Q
period 2000-07-09
JACK IN THE BOX INC /NEW/
filed 2000-08-21
CIK 807882

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-Q


                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


                   For the quarterly period ended July 9, 2000
                                                  ------------

                           Commission file no. 1-9390
                                               ------


                              JACK IN THE BOX INC.
             (Exact name of registrant as specified in its charter)




        DELAWARE                                        5-2698708
-------------------------------------------------------------------------------
(State of Incorporation)                  (I.R.S. Employer Identification No.)



9330 BALBOA AVENUE, SAN DIEGO, CA                          92123
-------------------------------------------------------------------------------
(Address of principal executive offices)                 (Zip Code)


        Registrant's telephone number, including area code (858) 571-2121
                                                           ---------------


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

Number of shares of common stock, $.01 par value, outstanding as of the close of business August 15, 2000 - 38,324,861.

                      JACK IN THE BOX INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS
                                 (In thousands)

                                                         July 9,      October 3,
                                                          2000          1999
--------------------------------------------------- --------------- ------------
                                                       (Unaudited)
                                     ASSETS

Current assets:
   Cash and cash equivalents......................     $    7,268    $   10,925
   Accounts receivable, net.......................         10,665         9,156
   Inventories....................................         25,303        20,159
   Prepaid expenses...............................         15,121        15,387
   Assets held for sale...........................         52,326        41,607
                                                       ----------    ----------
     Total current assets.........................        110,683        97,234
                                                       ----------    ----------
Trading area rights...............................         72,413        73,033
                                                       ----------    ----------
Lease acquisition costs...........................         14,038        15,352
                                                       ----------    ----------
Other assets......................................         42,713        40,741
                                                       ----------    ----------
Property and equipment, at cost...................        923,950       858,685
   Accumulated depreciation and amortization......       (280,502)     (251,401)
                                                       ----------    ----------
                                                          643,448       607,284
                                                       ----------    ----------
     TOTAL........................................     $  883,295    $  833,644
                                                       ==========    ==========

                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
   Current maturities of long-term debt...........     $    1,983    $    1,695
   Accounts payable...............................         33,530        44,180
   Accrued expenses................................       184,390       183,151
                                                       ----------    ----------
     Total current liabilities....................        219,903       229,026
                                                       ----------    ----------

Deferred income taxes.............................          8,955         8,055
                                                       ----------    ----------

Long-term debt, net of current maturities.........        299,918       303,456
                                                       ----------    ----------

Other long-term liabilities.......................         84,078        75,270
                                                       ----------    ----------
Stockholders' equity:
   Common stock...................................            414           411
   Capital in excess of par value.................        291,449       290,336
   Retained earnings (deficit)....................         18,838       (38,447)
   Treasury stock.................................        (40,260)      (34,463)
                                                       ----------    ----------
     Total stockholders' equity...................        270,441       217,837
                                                       ----------    ----------
     TOTAL........................................     $  883,295    $  833,644
                                                       ==========    ==========

          See accompanying notes to consolidated financial statements.

                      JACK IN THE BOX INC. AND SUBSIDIARIES

                  UNAUDITED CONSOLIDATED STATEMENTS OF EARNINGS
                      (In thousands, except per share data)


                                                         Twelve Weeks Ended             Forty Weeks Ended
                                                  -------------------------------- ---------------------------
                                                      July 9,           July 4,       July 9,        July 4,
                                                       2000              1999          2000           1999
--------------------------------------------------------------------------------------------------------------
Revenues:
   Restaurant sales..............................   $ 364,314       $ 323,727      $ 1,159,989     $ 1,011,833
   Distribution and other sales..................      14,599           9,175           43,508          28,365
   Franchise rents and royalties.................       9,740           9,086           31,684          29,686
   Other.........................................       1,658             460            2,431           1,671
                                                    ---------       ---------      -----------     -----------
                                                      390,311         342,448        1,237,612       1,071,555
                                                    ---------       ---------      -----------     -----------
Costs and expenses:
   Costs of revenues:
      Restaurant costs of sales..................     111,638         100,133          359,702         320,906
      Restaurant operating costs.................     177,599         156,779          569,221         473,372
      Costs of distribution and other sales......      14,318           9,038           42,738          27,919
      Franchised restaurant costs................       4,606           5,003           15,448          17,943
   Selling, general and administrative...........      43,009          37,574          139,094         117,385
   Interest expense..............................       6,133           6,344           20,424          21,815
                                                    ---------       ---------      -----------     -----------
                                                      357,303         314,871        1,146,627         979,340
                                                    ---------       ---------      -----------     -----------

Earnings before income taxes.....................      33,008          27,577           90,985          92,215

Income taxes.....................................      12,200          10,200           33,700          34,100
                                                    ---------       ---------      -----------     -----------

Net earnings.....................................   $  20,808       $  17,377      $    57,285     $    58,115
                                                    =========       =========      ===========     ===========


Net earnings per share:
   Basic.........................................   $     .54       $     .45      $      1.50     $      1.53
   Diluted.......................................   $     .53       $     .44      $      1.46     $      1.48

Weighted average shares outstanding:
   Basic.........................................      38,269          38,209           38,249          38,104
   Diluted.......................................      39,371          39,446           39,336          39,229


          See accompanying notes to consolidated financial statements.

                      JACK IN THE BOX INC. AND SUBSIDIARIES

                 UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (In thousands)


                                                            Forty Weeks Ended
                                                        ------------------------
                                                           July 9,      July 4,
                                                            2000         1999
--------------------------------------------------------------------------------

Cash flows from operations:
    Net earnings........................................  $ 57,285     $ 58,115

    Non-cash items included above:
       Depreciation and amortization....................    44,427       35,491
       Deferred income taxes............................       900        1,800
    Decrease (increase) in receivables..................    (1,509)       3,369
    Increase in inventories.............................    (5,144)      (2,563)
    Decrease (increase) in prepaid expenses.............       266       (4,737)
    Decrease in accounts payable........................   (10,650)     (17,384)
    Increase in other liabilities.......................     9,807       12,728
                                                          --------     --------
       Cash flows provided by operations................    95,382       86,819
                                                          --------     --------

Cash flows from investing activities:
    Additions to property and equipment.................   (77,156)     (81,939)
    Dispositions of property and equipment..............     3,286        4,776
    Increase in trading area rights.....................    (2,541)      (1,910)
    Increase in other assets............................    (3,665)      (2,665)
    Increase in assets held for sale....................   (10,719)      (2,777)
                                                          ---------    --------
       Cash flows used in investing activities..........   (90,795)     (84,515)
                                                          ---------    --------
Cash flows from financing activities:
    Borrowings under revolving bank loans...............   338,000      256,500
    Principal repayments under revolving bank loans.....  (341,000)    (267,000)
    Proceeds from issuance of long-term debt............       825        3,375
    Principal payments on long-term debt, including
       current maturities...............................    (1,385)      (2,308)
    Repurchase of common stock..........................    (5,797)           -
    Proceeds from issuance of common stock..............     1,116        2,407
                                                         ---------     --------
       Cash flows used in financing activities..........    (8,241)      (7,026)
                                                         ---------     --------
Net decrease in cash and cash equivalents............... $  (3,654)    $ (4,722)
                                                         =========     ========

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

3.   Contingent Liabilities

     On February 2, 1995, an action by Concetta Jorgensen was filed against the Company in the U.S. District Court in San Francisco, California alleging that restrooms at a Jack in the Box restaurant failed to comply with laws regarding disabled persons and seeking damages in unspecified amounts, punitive damages, injunctive relief, attorneys' fees and prejudgment interest. In an amended complaint, damages were also sought on behalf of all physically disabled persons who were allegedly denied access to restrooms at the restaurant. In February 1997, the Court ordered that the action for injunctive relief proceed as a nationwide class action on behalf of all persons in the United States with mobility disabilities. The Company has reached agreement on settlement terms both as to the individual plaintiff Concetta Jorgensen and the claims for injunctive relief, and the settlement agreement has been approved by the U.S. District Court. The settlement requires the Company to make access improvements at Company-operated restaurants to comply with the standards set forth in the Americans with Disabilities Act ("ADA") Access Guidelines. The settlement requires compliance at Company-operated restaurants by October 2005. The Company has begun to make modifications to its restaurants to improve accessibility and anticipates investing an estimated $24 million in capital improvements in connection with these modifications, including approximately $11 million spent through July 9, 2000. Similar claims have been made against Jack in the Box franchisees and the Company relating to franchised locations which may not be in compliance with the ADA. A settlement agreement has been reached which provides for injunctive relief requiring franchisees to bring their franchised restaurants into compliance with the ADA and requiring payment by the Company of monitoring expenses to ensure compliance and attorney's fees.

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

                      JACK IN THE BOX INC. AND SUBSIDIARIES

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

     All comparisons under this heading between fiscal years 2000 and 1999 refer to the 12-week and 40-week periods ended July 9, 2000 and July 4, 1999, respectively, unless otherwise indicated.

     Restaurant sales increased $40.6 million and $148.2 million, respectively, to $364.3 million and $1,160.0 million in 2000 from $323.7 million and $1,011.8 million in 1999, reflecting increases in both the number of Company-operated restaurants and in per store average ("PSA") sales. The average number of Company-operated restaurants for the 40-week period increased 11.0% to 1,228 in 2000 from 1,106 restaurants in 1999. PSA sales for comparable Company-operated restaurants, those open more than one year, grew 2.6% and 3.9%, respectively, in the 12-week and 40-week periods of 2000 compared with the same periods in 1999. Sales growth resulted from increases in the average transaction amounts of 2.3% and 2.0% in the respective 2000 periods and the remainder from higher average number of transactions. Management believes that the sales growth is attributable to effective advertising and strategic initiatives, including the Assemble-To-Order program in which sandwiches are made when customers order them, new menu boards that showcase combo meals and an order confirmation system at drive-thru windows.

     Distribution and other sales increased $5.4 million and $15.1 million, respectively, to $14.6 million and $43.5 million in 2000 from $9.2 million and $28.4 million in 1999, primarily due to an increase in other sales at fuel and convenience stores to $7.0 million and $20.8 million in 2000 from $2.0 million and $5.6 million in 1999. At July 9, 2000, the Company had seven fuel and convenience store locations compared with two a year ago.

     Franchise rents and royalties increased $.6 million and $2.0 million, respectively, to $9.7 million and $31.7 million in 2000 from $9.1 million and $29.7 million in 1999, which represent slightly over 10.5% of franchise restaurant sales in 2000 and a slightly lower percentage in 1999. Franchise restaurant sales grew to $91.1 million and $301.1 million, respectively, in 2000 from $88.3 million and $286.2 million in 1999, benefiting from the Company's strategic initiatives described above.

     Other revenues, primarily franchise fees and interest income from investments and notes receivable, increased to $1.7 million and $2.4 million, respectively, in 2000 from $.5 million and $1.7 million in 1999. The increase is principally due to $1.2 million received in the quarter for additional franchise fees from refranchising 13 restaurants and fees that franchisees paid to extend the term of their franchises for three years.

     Restaurant costs of sales and operating costs increased with sales growth and the addition of Company-operated restaurants. Restaurant costs of sales, which include food and packaging costs, increased to $111.6 million and $359.7 million in 2000 from $100.1 million and $320.9 million in 1999. As a percent of restaurant sales, costs of sales declined to 30.6% and 31.0%, respectively, in 2000 from 30.9% and 31.7% in 1999, primarily due to lower ingredient costs, especially dairy, shortening and bakery, partially offset by higher beef and pork costs.

     Restaurant operating costs increased to $177.6 million and $569.2 million, respectively, in 2000 from $156.8 million and $491.4 million in 1999, excluding an unusual adjustment. In the second quarter of 1999, the Company reduced accrued expenses and restaurant operating costs by $18.0 million, primarily due to a change in estimates resulting from improvements to its loss prevention and risk management programs, which have been more successful than anticipated. As a percent of restaurant sales, operating costs increased to 48.7% and 49.1%, respectively, in 2000 from 48.4% and 48.6% in 1999 excluding the unusual adjustment, reflecting cost increases related to initiatives described above which are designed to improve the overall guest experience and slightly higher percentages of labor-related expenses.

     Costs of distribution and other sales increased to $14.3 million and $42.7 million, respectively, in 2000 from $9.0 million and $27.9 million in 1999, reflecting an increase in the related sales. As a percent of distribution and other sales, these costs were 98.1% and 98.2%, respectively, in 2000 compared to 98.5% and 98.4% a year ago.

     Franchised restaurant costs, which consist principally of rents and depreciation on properties leased to franchisees and other miscellaneous costs, declined to $4.6 million and $15.4 million, respectively, in 2000 from $5.0 million and $17.9 million in 1999, primarily due to lower franchise-related legal expenses.

     Selling, general and administrative costs increased to $43.0 million and $139.1 million, respectively, in 2000 from $37.6 million and $117.4 million in 1999. Advertising and promotion costs increased to $18.6 million and $59.1 million, respectively, in 2000 from $16.6 million and $52.0 million in 1999, slightly over 5% of restaurant sales in all periods. General, administrative and other costs were 6.3% and 6.5% of revenues, respectively, in 2000 compared to 6.1% of revenues in both periods of 1999, primarily due to a decision to increase staffing levels in the field to accommodate the growth program and other costs to support restaurant and revenue growth.

     Interest expense declined $.2 million and $1.4 million, respectively, to $6.1 million and $20.4 million in 2000 from $6.3 million and $21.8 million in 1999, reflecting a reduction in total average debt compared to a year ago.

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

     In 2000, net earnings were $20.8 million, or $.53 per diluted share, in the 12-week period and $57.3 million, or $1.46 per diluted share, in the 40-week period. In 1999, net earnings were $17.4 million, or $.44 per diluted share, in the 12-week period and $58.1 million, or $1.48 per diluted share, in the 40-week period. Excluding the unusual adjustment to restaurant operating costs and related tax effects, net earnings in 1999 were $46.8 million, or $1.19 per diluted share, in the 40-week period. Net earnings increased 19.7% and 22.5%, respectively, in 2000 compared to the same periods in 1999, excluding this unusual item, reflecting the impact of sales growth and improved margins.

LIQUIDITY AND CAPITAL RESOURCES

     Cash and cash equivalents decreased slightly to $7.3 million at July 9, 2000 from $10.9 million at the beginning of the fiscal year. The Company expects to maintain low levels of cash and cash equivalents, reinvesting available cash flows from operations to develop new or enhance existing restaurants, and to reduce borrowings under the revolving credit agreement.

     The Company's working capital deficit decreased $22.6 million to $109.2 million at July 9, 2000 from $131.8 million at October 3, 1999, primarily due to an increase in assets held for sale and a decline in current liabilities. The Company and the restaurant industry in general maintain relatively low levels of accounts receivable and inventories and vendors grant trade credit for purchases such as food and supplies. The Company also continually invests in its business through the addition of new units and refurbishment of existing units, which are reflected as long-term assets and not as part of working capital.

     In 1998, the Company entered into a revolving bank credit agreement which provides for a credit facility expiring in 2003 of up to $175 million, including letters of credit of up to $25 million. At July 9, 2000, the Company had borrowings of $83.0 million and approximately $83.0 million of availability under the agreement. Total debt outstanding decreased slightly to $301.9 million at July 9, 2000 from $305.2 million at the beginning of the fiscal year.

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

     The Company is subject to normal and routine litigation. Although the amount of liability from claims and actions against the Company cannot be determined with certainty, management believes the ultimate liability of such claims and actions should not materially affect the results of operations and liquidity of the Company.

     On December 3, 1999, the Company's Board of Directors authorized the purchase of the Company's outstanding common stock in the open market for an aggregate amount not to exceed $10 million. At July 9, 2000, the Company had acquired 305,800 shares under this authorization for an aggregate cost of $5.8 million.

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     The Company's primary exposure relating to financial instruments is to changes in interest rates. The Company uses interest rate swap agreements to reduce exposure to interest rate fluctuations. At July 9, 2000, the Company had a $25 million notional amount interest rate swap agreement expiring in June 2001. This agreement effectively converts a portion of the Company's variable rate bank debt to fixed rate debt and has a pay rate of 6.38%.

     The Company's credit facility bears interest at an annual rate equal to the prime rate or the London Interbank Offered Rate ("LIBOR") plus an applicable margin based on a financial leverage ratio. As of July 9, 2000, the Company's applicable margin was set at .625%. During the third quarter of fiscal year 2000, the average interest rate on the credit facility was 7.0%.

     At July 9, 2000, a hypothetical one percentage point increase in short-term interest rates would result in a reduction of $.6 million in annual pre-tax earnings. The estimated reduction is based on holding the unhedged portion of bank debt at its July 9, 2000 level.

     At July 9, 2000, the Company had no other material financial instruments subject to significant market exposure.

CAUTIONARY STATEMENTS REGARDING FORWARD-LOOKING STATEMENTS

     This Quarterly Report on Form 10-Q contains forward-looking statements including, but not limited to, the Company's expectations regarding its effective tax rate, its continuing investment in new restaurants and refurbishment of existing facilities and sources of liquidity. Forward-looking statements are generally identifiable by the use of the words "believe," "expect," "intend," "anticipate," "estimate," "project" and similar expressions. Forward-looking statements are subject to known and unknown risks and uncertainties which may cause actual results to differ materially from expectations. The following is a discussion of some of those factors. The Company's tax provision is highly sensitive to expected earnings and as expectations change the Company's income tax provision may vary more significantly from quarter to quarter and year to year than companies which have been continuously profitable. However, the Company's effective tax rates are expected to increase in the future. There can be no assurances that growth objectives in the regional domestic markets in which the Company operates will be met or that capital will be available for refurbishment of existing facilities. Multi-unit food service businesses such as JACK IN THE BOX restaurants can be materially and adversely affected by publicity about allegations of poor food quality, foreign objects in food, illness, injury or other health concerns with respect to the nutritional value of certain foods. The deregulation of utilities and power shortages or interruptions may adversely affect the profitability of businesses, including the Company's business in the areas in which they occur. Additional risk factors associated with the Company's business are detailed in the Company's most recent Annual Report on Form 10-K filed with the Securities and Exchange Commission.

NEW ACCOUNTING STANDARDS

     In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("SFAS") No. 133, Accounting for Derivative Instruments and Hedging Activities, which establishes accounting and reporting standards for derivative instruments and hedging activities. SFAS 133 requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. This Statement was amended by SFAS 137 which defers the effective date to all fiscal quarters of fiscal years beginning after June 15, 2000. SFAS 133, as amended, is effective for the Company's first quarter in the fiscal year ending September 30, 2001. Management has not yet addressed the effect of this standard on the Company's current reporting and disclosures.

PART II - OTHER INFORMATION

There is no information required to be reported for any items under Part II, except as follows:

Item 1. Legal Proceedings - See Note 3 to the Unaudited Consolidated Financial Statements.

Item 6.   Exhibits and Reports on Form 8-K.

          (a)     Exhibits

                  Number   Description

                  10.1 Fifth Amendment dated as of May 3, 2000 to the Revolving Credit Agreement dated as of April 1, 1998 by and between Jack in the Box Inc. and the Banks named therein.

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


Date:  August 21, 2000