Form 10-K
period 2000-10-01
JACK IN THE BOX INC /NEW/
filed 2000-12-14
CIK 807882

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                    FORM 10-K
[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

                    FOR THE FISCAL YEAR ENDED OCTOBER 1, 2000

                          COMMISSION FILE NUMBER 1-9390

                              Jack in the Box Inc.
-------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)


                 Delaware                               95-2698708
-----------------------------------------  ------------------------------------
         (State of Incorporation)          (I.R.S. Employer Identification No.)


    9330 Balboa Avenue, San Diego, CA                     92123
-----------------------------------------  ------------------------------------
(Address of principal executive offices)               (Zip Code)

        Registrant's telephone number, including area code (858) 571-2121
                                                           --------------

           Securities registered pursuant to Section 12(b) of the Act:

        Title of each class            Name of each exchange on which registered
-------------------------------------  -----------------------------------------
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

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

     The aggregate market value of the voting stock held by non-affiliates of the registrant as of November 30, 2000, computed by reference to the closing price reported in the New York Stock Exchange - Composite Transactions, was approximately $986 million.

     Number of shares of common stock, $.01 par value, outstanding as of the close of business November 30, 2000 - 38,453,734.

                       DOCUMENTS INCORPORATED BY REFERENCE

     Portions of the Proxy Statement to be filed with the Securities and Exchange Commission in connection with the 2001 Annual Meeting of Stockholders are incorporated by reference into Part III hereof.

ITEM 1.  BUSINESS
         --------

The Company

     Overview. Jack in the Box Inc. (the "Company"), formerly Foodmaker, Inc., owns, operates and franchises JACK IN THE BOX(R)quick-service hamburger restaurants. In fiscal 2000, we generated revenues of $1.6 billion. As of October 1, 2000, the JACK IN THE BOX system included 1,634 restaurants, of which 1,311 were Company-operated and 323 were franchised. JACK IN THE BOX restaurants are located primarily in the western and southern United States. Based on the number of units, JACK IN THE BOX is the third largest quick-service hamburger chain in most of its major markets.

     JACK IN THE BOX restaurants offer a broad selection of distinctive, innovative products targeted at the adult fast-food consumer. The
JACK IN THE BOX menu features a variety of hamburgers, specialty sandwiches, Mexican foods, finger foods and side items. The core of the JACK IN THE BOX menu is hamburgers, including the signature Jumbo Jack(R), Sourdough Jack(R) and Ultimate Cheeseburger. In addition, we offer products unique to the hamburger segment, such as the Teriyaki Chicken Bowl and Chicken Fajita Pita.
JACK IN THE BOX restaurants also offer value-priced product alternatives, known as "Jack's Value Menu," to compete against price-oriented competitors. We believe that our distinctive menu has been instrumental in developing brand loyalty and is appealing to customers with a broader range of food preferences. JACK IN THE BOX restaurants focus on guest service in providing a restaurant experience which exceeds the guests' expectations.

     The JACK IN THE BOX restaurant chain was the first to develop and expand the concept of drive-thru only restaurants. In addition to drive-thru windows, most restaurants have seating capacities ranging from 20 to 100 persons and are open 18-24 hours a day. Drive-thru sales currently account for approximately 64% of sales at Company-operated restaurants.

     History. The first JACK IN THE BOX restaurant, which offered only drive-thru service, opened in 1951, and the JACK IN THE BOX chain expanded its operations to approximately 300 restaurants in 1968. After the Company was purchased in 1968 by Ralston Purina Company we initiated a major expansion program in an effort to penetrate the eastern and midwestern markets, and by 1979 our business grew to over 1,000 units. In 1979, we decided to divest of 232 restaurants in the east and midwest and concentrate our efforts and resources in the western and southwestern markets, which we believed offered the greatest growth and profit potential at that time. In 1985, we were acquired by a group of private investors and, in 1987, completed a public offering of common stock. In 1988, the outstanding publicly-held shares were acquired by private investors through a tender offer. In 1992, we completed a recapitalization that included a public offering of common stock and indebtedness.

     Operating Strategy. Our operating strategy includes: (i) offering quality products with high perceived value, (ii) providing fast and friendly customer service, (iii) maintaining a strong brand image, and (iv) targeting an attractive demographic segment. Beginning in 1994, we began a series of operating initiatives to improve food quality and guest service. These initiatives include improvements in food preparation and service methods, product reformulations and innovations, and training and retention of employees. In 1995, we launched our award-winning, irreverent advertising campaign featuring our fictional founder "Jack" which has been instrumental in delivering the message of product quality, innovation and value to customers. We believe our menu and marketing campaign appeal to a broad segment of the population, particularly our primary target market of men aged 18-34, the demographic group with the highest incidence of fast-food consumption. The Company operates 80% of the JACK IN THE BOX restaurants, one of the highest percentages in the quick-service restaurant industry, which we believe enables us to implement our operating strategy and introduce product innovations consistently across the entire system better than other quick-service restaurant chains.

     Menu Strategy. The menu strategy for JACK IN THE BOX restaurants is to provide high quality products that represent good value and appeal to the preferences of our customers. The menu features traditional hamburgers and side items in addition to specialty sandwiches, Mexican foods, finger foods, breakfast foods, unique side items and desserts.

     We recognize the advantages of improving existing products through ingredient specifications and changes in preparation and cooking procedures. Such major improvements are communicated to the public through point-of-purchase and television media, with messages such as "We won't make it - `til you order it." During fiscal 1999, we implemented our Assemble-to-Order ("ATO") program. This program, along with the addition of new menu boards and order confirmation screens have had a favorable impact on sales.

     JACK IN THE BOX restaurants operate in the hamburger segment which is the largest segment of the quick-service industry. Hamburgers, including the Jumbo Jack, Sourdough Jack and the Ultimate Cheeseburger, accounted for approximately one-quarter of our restaurant sales in fiscal 2000. However, we believe that, as a result of our diverse menu, our restaurants are less dependent on the commercial success of one or a few products than other quick-service chains, and the menu appeals to guests with a broad range of food preferences.

     Growth Strategy. Our business strategy is to (i) increase same store sales and profitability through the continued implementation of our successful operating strategy and (ii) capitalize on our strong brand name and proven operating strategy by developing new restaurants.

     We believe that our strategy of focusing on food quality and guest service will allow us to differentiate ourselves from competitors and maintain our restaurant level margins among the highest in the industry. Management intends to continue to increase same store sales and profitability through improvements in food quality and guest service, product innovations and creative marketing. For example, in 1999, we implemented the ATO program by remodeling our restaurant kitchens to improve food quality and to allow for more efficient operations. Also, we installed new drive-thru menu boards which feature an electronic order confirmation system that allows customers to read their order on an electronic screen, which we believe will reduce errors and increase customer satisfaction. In response to consumer demand we installed self-serve drink stations in the vast majority of restaurants, improving guest satisfaction and reducing labor.

     We intend to capitalize on our strong brand name and proven operating strategy to achieve attractive returns on investment by developing new Company-operated restaurants and, to a lesser extent, franchised restaurants. We opened 120 new Company-operated restaurants in fiscal 2000 and intend to open and operate slightly increased levels of new restaurants in each of the next several years. Newly-opened restaurants typically have sales levels similar to existing restaurants. We believe that our brand is underpenetrated in many of our existing markets and intend to leverage media and food delivery costs by increasing our market penetration. In addition, we believe that we can further leverage the JACK IN THE BOX brand name by expanding to contiguous and selected high growth new markets. We have also begun opening a limited number of restaurants on nontraditional sites, such as adjacent to convenience stores and gas stations, and intend to continue to add nontraditional sites to increase our penetration of existing markets.

     Site selections for all new JACK IN THE BOX restaurants are made after an extensive review of demographic data and other information relating to population density, restaurant visibility and access, available parking, surrounding businesses and opportunities for market penetration. JACK IN THE BOX restaurants developed by franchisees are built to our specifications on sites which have been approved by us.

     New JACK IN THE BOX restaurants are built using several configurations, with the largest restaurants seating approximately 100 customers and the smallest, 40 customers. Management believes that the flexibility provided by the alternative configurations enables us to match the restaurant configuration with specific economic, demographic and geographic characteristics of the site. The typical development costs for new restaurants range from approximately $1.4 million to $1.7 million. We use lease financing and other means to lower our cash investment in a typical leased restaurant to approximately $300,000 to $400,000.

     The following table summarizes the growth in Company-operated and franchised JACK IN THE BOX restaurants since the beginning of fiscal 1996:

                                                     Fiscal Year
                                     -------------------------------------------
                                      1996     1997     1998     1999      2000
                                     ------   ------   ------   ------   -------

  Company-operated restaurants:
     Opened .......................      26       75      102      115      120
     Sold to franchisees ..........       -       (8)      (2)       -      (13)
     Closed .......................     (15)      (6)      (8)      (6)      (4)
     Acquired from franchisees ....       5       23       14       13       17
     End of period total ..........     879      963    1,069    1,191    1,311
  Franchised restaurants:
     Opened .......................      10        5        2        2        1
     Acquired from Company ........       -        8        2        -       13
     Closed .......................      (3)     (21)      (5)      (8)       -
     Sold to Company ..............      (5)     (23)     (14)     (13)     (17)
     End of period total ..........     391      360      345      326      323
  System end of period total ......   1,270    1,323    1,414    1,517    1,634

     The following table summarizes, by state, the geographical locations of JACK IN THE BOX restaurants at October 1, 2000:

                                            Company-
                                            operated      Franchised     Total
                                          ------------    ----------   ---------

  Arizona ...........................           86            44            130
  California ........................          515           234            749
  Hawaii ............................           28             1             29
  Idaho .............................           20             -             20
  Illinois ..........................           13             -             13
  Louisiana .........................            6             -              6
  Missouri ..........................           45             -             45
  Nevada ............................           36            10             46
  New Mexico ........................            -             2              2
  North Carolina ....................            8             -              8
  Oregon ............................           30             2             32
  South Carolina ....................            1             -              1
  Tennessee .........................            9             -              9
  Texas .............................          414            30            444
  Washington ........................          100             -            100
                                             -----         -----          -----
    Total ...........................        1,311           323          1,634
                                             =====         =====          =====

     Restaurant Operations. We devote significant resources ensuring that all JACK IN THE BOX restaurants offer the highest quality food and service. Emphasis is placed on ensuring that quality ingredients are delivered to the restaurants, restaurant food production systems are continuously developed and improved, and we train all our employees to be dedicated to delivering consistently high quality food and service. Through our network of corporate quality assurance, facilities services and restaurant management personnel, including regional vice presidents, area managers and restaurant managers, we standardize specifications for food preparation and service, employee conduct and appearance, and the maintenance and repair of our premises. Operating specifications and procedures are documented in a series of manuals and video presentations. Most restaurants, including franchised units, receive approximately four quality and image inspections and 26 mystery guest reviews each year.

     Each JACK IN THE BOX restaurant is operated by a Company-employed manager or a franchisee who normally attends an extensive range of management training classes. Our management training program involves a combination of classroom instruction and on-the-job training in specially designated training restaurants. Restaurant managers and supervisory personnel train other restaurant employees in accordance with detailed procedures and guidelines using training aids and video equipment available at each location. The restaurant managers are directly responsible for the operation of the restaurants, including product quality, food handling safety, cleanliness, service, inventory, cash control and the conduct and appearance of employees.

     Restaurant managers are supervised by area managers, each of whom is responsible for approximately 15-20 restaurants. The area managers are supervised by ten regional vice presidents. Under our performance system, regional vice presidents, and area and restaurant managers are eligible for quarterly bonuses based on a percentage of location operating profit and profit improvement over the prior year.

     Our "farm-to-fork" food safety and quality assurance program is designed to maintain high standards for the food products and food preparation procedures used by Company-operated and franchised restaurants. We maintain product specifications and approve sources for obtaining such products. We have a comprehensive, restaurant-based Hazard Analysis & Critical Control Points ("HACCP") system for managing food safety and quality. HACCP combines employee training, testing by suppliers, and detailed attention to product quality at every stage of the food preparation cycle. Our HACCP program has been recognized as a leader in the industry by the USDA, FDA and the Center for Science in the Public Interest.

     We provide purchasing, warehouse and distribution services for both Company-operated and some franchised restaurants. Some products, primarily dairy and bakery items, are delivered directly by approved suppliers to both Company-operated and franchised restaurants. Prior to 1996, most JACK IN THE BOX franchisees used our distribution services to the full extent available even though they were permitted to purchase products directly from any approved source. In 1996, JACK IN THE BOX franchisees formed a purchasing cooperative and contracted with another supplier for distribution services. This transition by most franchisees resulted in a substantial decline in distribution sales, but had only a minor impact on profitability since distribution is a low margin business.

     The primary commodities purchased by JACK IN THE BOX restaurants are beef, poultry, pork, cheese and produce. We monitor the primary commodities we purchase in order to minimize the impact of fluctuations in price and availability, and make advance purchases of commodities when considered to be advantageous. However, certain commodities remain subject to price fluctuations. All essential food and beverage products are available, or upon short notice can be made available, from alternative qualified suppliers.

     We have centralized financial and accounting controls for Company-operated JACK IN THE BOX restaurants which we believe are important in analyzing profit margins. JACK IN THE BOX restaurants use a specially designed computerized reporting and cash register system. The system provides point-of-sale transaction data and accumulates marketing information. Our management collects and analyzes sales data on a weekly basis.

     Franchising Program. The growth of the JACK IN THE BOX concept occurs primarily through the building of new Company-operated restaurants. Although we do not actively recruit new franchisees, our franchising strategy allows selected franchisee restaurant development in existing franchised markets. We offer development agreements for construction of one or more new restaurants over a defined period of time and in a defined geographic area. Developers are required to prepay one-half of the franchise fees for restaurants to be opened in the future and may forfeit such fees and lose their rights to future developments if they do not maintain the required schedule of openings.

     Our current franchise agreement provides for an initial franchise fee of $50,000 per restaurant, royalties of 5% of gross sales, marketing fees of 5% of gross sales and, in most instances, a 20-year term. Some existing agreements provide for royalties and marketing fees at rates as low as 4%. In connection with the conversion of a Company-operated restaurant, the restaurant equipment and the right to do business at that location, known as "Trading Area Rights," are sold to the franchisee, in most cases for cash. The aggregate price is equal to the negotiated fair market value of the restaurant as a going concern, which depends on various factors including the history of the restaurant, its location and cash flow potential. In addition, the land and building are leased or subleased to the franchisee at a negotiated rent, generally equal to the greater of a minimum base rent or a percentage of gross sales (typically 8 1/2%). The franchisee is required to pay property taxes, insurance and maintenance costs. Our franchise agreement also provides us a right of first refusal on each proposed sale of a franchised restaurant, which we exercise from time to time when the proposed sale price and terms are acceptable to us.

     We view our non-franchised JACK IN THE BOX units as a potential resource which, on a selected basis, can be sold to a franchisee to generate additional immediate cash flow and revenues while still maintaining future cash flows and earnings through franchise rents and royalties. Franchised units totaled 323 of the 1,634 JACK IN THE BOX restaurants at October 1, 2000. The ratio of franchised to Company-operated restaurants is low relative to our major competitors.

     Advertising and Promotion. JACK IN THE BOX restaurants participate in substantial marketing programs and activities. Advertising costs are paid from a fund comprised of (i) an amount contributed each year by us equal to at least 5% of the gross sales of our Company-operated restaurants and (ii) the marketing fees paid by franchisees. Our use of advertising is limited to regional and local campaigns on television and radio and in print media. We spent approximately $94.9 million on advertising and promotions in fiscal 2000, including franchisee contributions of $18.0 million. Our current advertising campaign relies on a series of television and radio spot advertisements to promote individual products and to develop the JACK IN THE BOX brand. We also spent $.9 million in fiscal 2000 for local marketing purposes. Franchisees are also encouraged to, and generally do, spend additional funds for local marketing programs.

     Employees. At October 1, 2000, we had approximately 40,200 employees, of whom approximately 37,700 were restaurant employees, 570 were corporate personnel, 370 were distribution employees and 1,560 were field management and administrative personnel. Employees are paid on an hourly basis, except restaurant managers, corporate and field management, and administrative personnel. A majority of our restaurant employees are employed on a part-time, hourly basis to provide services necessary during peak periods of restaurant operations. We have not experienced any significant work stoppages and believe our labor relations are good. We compete in the job market for qualified employees and believe our wage rates are comparable to those of our competitors.

Trademarks and Service Marks

     The JACK IN THE BOX name is of material importance to us and is a registered trademark and service mark in the United States and in certain foreign countries. In addition, we have registered numerous service marks and trade names for use in our business, including the JACK IN THE BOX logo and various product names and designs.

Competition and Markets

     The restaurant business is highly competitive and is affected by competitive changes in a geographic area, changes in the public's eating habits and preferences, local and national economic conditions affecting consumer spending habits, population trends and traffic patterns. Key elements of competition in the industry are the quality and value of the food products offered, quality and speed of service, advertising, name identification, restaurant location and attractiveness of facilities.

     Each JACK IN THE BOX restaurant competes directly and indirectly with a large number of national and regional restaurant chains as well as with locally-owned quick-service restaurants and coffee shops. In selling franchises, we compete with many other restaurant franchisers, some of whom have substantially greater financial resources and higher total sales volume.

Regulation

     Each JACK IN THE BOX restaurant is subject to regulation by federal agencies and to licensing and regulation by state and local health, sanitation, safety, fire and other departments. Difficulties or failures in obtaining any required licensing or approval could result in delays or cancellations in the opening of new restaurants.

     We are also subject to federal and a substantial number of state laws regulating the offer and sale of franchises. Such laws impose registration and disclosure requirements on franchisers in the offer and sale of franchises and may also apply substantive standards to the relationship between franchiser and franchisee, including limitations on the ability of franchisers to terminate franchisees and alter franchise arrangements. We believe we are operating in substantial compliance with applicable laws and regulations governing our operations.

     We are subject to the Fair Labor Standards Act and various state laws governing such matters as minimum wages, overtime and other working conditions. A significant number of our food service personnel are paid at rates related to the federal and state minimum wage, and accordingly, increases in the minimum wage increase our labor costs.

     In addition, various proposals which would require employers to provide health insurance for all of their employees are being considered from time to time in Congress and various states. The imposition of any requirement that we provide health insurance to all employees would have a material adverse impact on the consolidated operations and financial condition of the Company and the restaurant industry.

     We are subject to certain guidelines under the Americans with Disabilities Act of 1990 ("ADA") and various state codes and regulations which require restaurants to provide full and equal access to persons with physical disabilities. To comply with such laws and regulations, the cost of remodeling and developing restaurants has increased, principally due to the need to provide certain older restaurants with ramps, wider doors, larger restrooms and other conveniences.

     We are also subject to various federal, state and local laws regulating the discharge of materials into the environment. The cost of developing restaurants has increased to comply with these laws. Additional costs relate primarily to the necessity of obtaining more land, landscaping and below surface storm drainage and the cost of more expensive equipment necessary to decrease the amount of effluent emitted into the air and ground.

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

     These forward-looking statements are principally contained in the sections captioned "Business" and "Management's Discussion and Analysis of Financial Condition and Results of Operations." Statements regarding our future financial performance, including growth in net sales, earnings, cash flows from operations and sources of liquidity; expectations regarding effective tax rates; the number of new restaurants to be opened in the future and continuing investment in new restaurants and refurbishment of existing facilities are forward-looking statements. In those and other portions of this Form 10-K, the words "anticipates," "believes," "estimates," "seeks," "expects," "plans," "intends" and similar expressions as they relate to the Company or its management are intended to identify forward-looking statements.

     In connection with the "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995, the following cautionary statements identify important factors that could cause actual results to differ materially from those expressed in any forward-looking statements. In addition to the factors discussed in this Form 10-K, other factors that could cause results to differ materially are: the effectiveness and cost of advertising and promotional efforts; the degree of success of product offerings; weather conditions; difficulties in obtaining ingredients and variations in ingredient costs; the ability to control operating, general and administrative costs and to raise prices sufficiently to offset cost increases; the ability to recognize value from any current or future co-branding efforts; competitive products and pricing and promotions; the impact of any wide-spread negative publicity; the impact on consumer eating habits of new scientific information regarding diet, nutrition and health; competition for labor; general economic conditions; changes in consumer tastes and in travel and dining-out habits; the impact on operations and the costs to comply with laws and regulations and other activities of governing entities; the costs and other effects of legal claims by franchisees, customers, vendors and others, including settlement of those claims; and the effectiveness of management strategies and decisions.

     Risks Related to the Food Service Industry. Food service businesses are often affected by changes in consumer tastes, national, regional and local economic conditions and demographic trends. The performance of individual restaurants may be adversely affected by factors such as traffic patterns, demographics and the type, number and location of competing restaurants.

     Multi-unit food service businesses such as ours can also be materially and adversely affected by publicity resulting from poor food quality, illness, injury or other health concerns with respect to the nutritional value of certain food.

     In early 1993, our business was severely disrupted as a result of an outbreak of food-borne illness bacteria attributed to hamburgers served in JACK IN THE BOX restaurants, principally in the state of Washington. To minimize the risk of any such occurrence in the future, we have implemented a HACCP system for managing food safety and quality. Nevertheless, the risk of food-borne illness cannot be completely eliminated. Any outbreak of such illness attributed to JACK IN THE BOX restaurants or within the food service industry could have a material adverse effect on our financial condition and results of operations.

     Dependence on frequent deliveries of fresh produce and groceries subjects food service businesses, such as ours, to the risk that shortages or interruptions in supply, caused by adverse weather or other conditions, could adversely affect the availability, quality and cost of ingredients. In addition, unfavorable trends or developments concerning factors such as inflation, increased food, labor and employee benefit costs (including increases in hourly wage and unemployment tax rates), increases in the number and locations of competing restaurants, regional weather conditions and the availability of experienced management and hourly employees may also adversely affect the food service industry in general and our financial condition and results of operations in particular. Changes in economic conditions affecting our customers could reduce traffic in some or all of our restaurants or impose practical limits on pricing, either of which could have a material adverse effect on our financial condition and results of operations. Our continued success will depend in part on our ability to anticipate, identify and respond to changing conditions.

     Risks Associated with Development. We intend to grow primarily by developing additional Company-owned restaurants. Development involves substantial risks, including the risk of (i) development costs exceeding budgeted or contracted amounts, (ii) delays in completion of construction, (iii) failing to obtain all necessary zoning and construction permits, (iv) the inability to identify or the unavailability of suitable sites, both traditional and nontraditional, on acceptable leasing or purchase terms, (v) developed properties not achieving desired revenue or cash flow levels once opened, (vi) competition for suitable development sites from competitors (some of which have greater financial resources than us), (vii) incurring substantial unrecoverable costs in the event a development project is abandoned prior to completion,
(viii) changes in governmental rules, regulations, and interpretations (including interpretations of the requirements of the ADA) and (ix) general economic and business conditions.

     Although we intend to manage our development to reduce such risks, we cannot assure you that present or future developments will perform in accordance with our expectations. We cannot assure you that we will complete the development and construction of the facilities or that any such developments will be completed in a timely manner or within budget or that such restaurants will generate our expected returns on investment. Our inability to expand in accordance with our plans or to manage our growth could have a material adverse effect on our results of operations and financial condition.

     Risks Associated with Growth. Our development plans will require the implementation of enhanced operational and financial systems and will require additional management, operational, and financial resources. For example, we will be required to recruit and train managers and other personnel for each new Company-owned restaurant as well as additional development and accounting personnel. We cannot assure you that we will be able to manage our expanding operations effectively. The failure to implement such systems and add such resources on a cost-effective basis could have a material adverse effect on our results of operations and financial condition.

     Reliance on Certain Markets. Because our business is regional, with approximately three-fourths of JACK IN THE BOX restaurants located in the states of California and Texas, the economic conditions, state and local government regulations and weather conditions affecting those states may have a material impact upon our results.

     Risks Related to Entering New Markets. During fiscal 2001 we expect to open restaurants in new markets. We cannot assure you that we will be able to successfully enter into new geographical markets, as we may encounter well-established competitors with substantially greater financial resources. We may be unable to find attractive locations, successfully market our products and attract customers. Competitive circumstances and consumer characteristics in new markets may differ substantially from those in the markets in which we have substantial experience. We cannot assure you that we will be able to successfully integrate or profitably operate new Company-operated or franchised restaurants located in our new markets.

     Competition. The restaurant industry is highly competitive with respect to price, service, location and food quality, and there are many well-established competitors. Certain of our competitors have engaged in substantial price discounting in recent years and may continue to do so in the future. In addition, factors such as increased food, labor and benefits costs and the availability of experienced management and hourly employees may adversely affect the restaurant industry in general and our restaurants in particular. Each
JACK IN THE BOX restaurant competes directly and indirectly with a large number of national and regional restaurant chains as well as with locally-owned quick-service restaurants and coffee shops. Some of our competitors have substantially greater financial resources and higher total sales volume. Any changes in these factors could adversely affect our profitability.

     Exposure to Commodity Pricing. Although we may take hedging positions in certain commodities from time to time and opportunistically contract for some of these items in advance of a specific need, we cannot assure you that we will not be subject to the risk of substantial and sudden price increases, shortages or interruptions in supply of such items, which could have a material adverse effect on us.

     Risks Related to Increased Labor Costs. We have a substantial number of employees who are paid wage rates at or slightly above the minimum wage. As federal and state minimum wage rates increase, we may need to increase not only the wages of our minimum wage employees but also the wages paid to the employees at wage rates which are above minimum wage. If competitive pressures or other factors prevent us from offsetting the increased costs by increases in prices, our profitability may decline. In addition, various proposals which would require employers to provide health insurance for all of their employees are being considered from time to time in Congress and various states. The imposition of any requirement that we provide health insurance to all employees would have a material adverse impact on the operations and financial condition of the Company and the restaurant industry.

     Taxes. Because of losses incurred in past years, we have been required to establish valuation allowances against deferred tax assets recorded for certain types of loss carryforwards. Our effective tax rates would be impacted if sufficient evidence becomes available that indicates that we will be able to realize such deferred tax assets through offsetting taxable gains. In addition, from time to time, we may take positions for filing our tax returns which differ from the treatment of the same item for financial reporting purposes. If we prevail in our tax return filing positions, our effective tax rate will be affected.

     Leverage. We are highly leveraged. Our substantial indebtedness may limit our ability to respond to changing business and economic conditions. The contracts under which we acquired our debt impose significant operating and financial restrictions which limit our ability to borrow money, sell assets or make capital expenditures or investments without the approval of certain lenders. In addition to cash flows generated by operations, other financing alternatives may be required in order to repay our substantial debt as it comes due. We cannot assure you that we will be able to refinance our debt or obtain additional financing or that any such financing will be on terms favorable to us.

     Risks Related to Franchise Operations. At October 1, 2000, we had 323 franchised JACK IN THE BOX restaurants. The opening and success of franchised restaurants depends on various factors, including the availability of suitable sites, the negotiation of acceptable lease or purchase terms for new locations, permitting and regulatory compliance, the ability to meet construction schedules and the financial and other capabilities of our franchisees and developers. We cannot assure you that developers planning the opening of franchised restaurants will have the business abilities or sufficient access to financial resources necessary to open the restaurants required by their agreements. We cannot assure you that franchisees will successfully operate their restaurants in a manner consistent with our concept and standards. In addition, certain federal and state laws govern our relationships with our franchisees. See "Risks Related to Government Regulations" below.

     Dependence on Key Personnel. We believe that our success will depend in part on the continuing services of our key executives, including Robert J. Nugent, President and Chief Executive Officer, Charles W. Duddles, Executive Vice President, Chief Financial Officer and Chief Administrative Officer and Kenneth R. Williams, Executive Vice President, Marketing and Operations, none of whom are employed pursuant to an employment agreement. The loss of the services of any of such executives could have a material adverse effect on our business, and we cannot assure you that qualified replacements would be available. Our continued growth will also depend in part on our ability to attract and retain additional skilled management personnel.

     Risks Related to Government Regulations. The restaurant industry is subject to extensive federal, state and local governmental regulations, including those relating to the preparation and sale of food and those relating to building and zoning requirements. We and our franchisees are also subject to laws governing our relationships with employees, including minimum wage requirements, overtime, working and safety conditions and citizenship requirements. See "Risks Related to Increased Labor Costs" above. We are also subject to federal regulation and certain state laws which govern the offer and sale of franchises. Many state franchise laws impose substantive requirements on franchise agreements, including limitations on noncompetition provisions and on provisions concerning the termination or nonrenewal of a franchise. Some states require that certain materials be registered before franchises can be offered or sold in that state. The failure to obtain or retain licenses or approvals to sell franchises could adversely affect us and our franchisees. Changes in government regulations could have a material adverse effect on us.

     Environmental Risks and Regulations. As is the case with any owner or operator of real property, we are subject to a variety of federal, state and local governmental regulations relating to the use, storage, discharge, emission and disposal of hazardous materials. Failure to comply with environmental laws could result in the imposition of severe penalties or restrictions on operations by governmental agencies or courts of law which could adversely affect operations. We do not have environmental liability insurance, nor do we maintain a reserve, to cover such events. We have engaged and may engage in real estate development projects and own or lease several parcels of real estate on which our restaurants are located. We are unaware of any significant environmental hazards on properties we own or have owned, or operate or have operated. In the event of the determination of contamination on such properties, the Company, as owner or operator, can be held liable for severe penalties and costs of remediation. We also operate motor vehicles and warehouses and handle various petroleum substances and hazardous substances, but are not aware of any current material liability related thereto.

ITEM 2.  PROPERTIES
         ----------

     At October 1, 2000, we owned 637 JACK IN THE BOX restaurant buildings, including 419 located on leased land. In addition, we leased 914 restaurants where both the land and building are leased, including 141 restaurants operated by franchisees. At October 1, 2000, franchisees directly owned or leased 83 restaurants.

                                                       Number of restaurants
                                                 -------------------------------
                                                 Company-    Franchise
                                                 operated    -operated    Total
                                                 --------- ------------ --------

   Company-owned restaurant buildings:
      On Company-owned land....................     165         53          218
      On leased land...........................     373         46          419
                                                  -----        ---        -----
      Subtotal.................................     538         99          637
   Company-leased restaurant buildings
      on leased land...........................     773        141          914
   Franchise directly-owned or directly-
      leased restaurant buildings..............       -         83           83
                                                  -----        ---        -----
   Total restaurant buildings..................   1,311        323        1,634
                                                  =====        ===        =====

     Our leases generally provide for fixed rental payments (with cost-of-living index adjustments) plus real estate taxes, insurance and other expenses; in addition, many of the leases provide for contingent rental payments of between 2% and 10% of the restaurant's gross sales. We have generally been able to renew our restaurant leases as they expire at then current market rates. The remaining lease terms of ground leases range from approximately one year to 54 years, including optional renewal periods. The remaining lease terms of our other leases range from approximately one year to 40 years, including optional renewal periods. At October 1, 2000, the leases had initial terms expiring as follows:

                                                        Number of restaurants
                                                   -----------------------------
                                                                      Land and
                                                       Ground         building
                                                       leases          leases
                                                   -------------- --------------

   2001 - 2005...................................         161            228
   2006 - 2010...................................         102            254
   2011 - 2015...................................          56            154
   2016 and later................................         100            278

     We own our principal executive offices in San Diego, California, consisting of approximately 150,000 square feet. We own one warehouse and lease an additional six with remaining terms ranging from one to 19 years, including optional renewal periods.

     Certain of our real and personal property are pledged as collateral for various components of our long-term debt.

ITEM 3.  LEGAL PROCEEDINGS
         -----------------

     On February 2, 1995, an action by Concetta Jorgensen was filed against us in the U.S. District Court in San Francisco, California alleging that restrooms at a JACK IN THE BOX restaurant failed to comply with laws regarding disabled persons and seeking damages in unspecified amounts, punitive damages, injunctive relief, attorneys' fees and prejudgment interest. In an amended complaint, damages were also sought on behalf of all physically disabled persons who were allegedly denied access to restrooms at the restaurant. In February 1997, the Court ordered that the action for injunctive relief proceed as a nationwide class action on behalf of all persons in the United States with mobility disabilities. We have reached agreement on settlement terms both as to the individual plaintiff Concetta Jorgensen and the claims for injunctive relief, and the settlement agreement has been approved by the U.S. District Court. The settlement requires us to make access improvements at Company-operated restaurants to comply with the standards set forth in the ADA Access Guidelines. The settlement requires compliance at Company-operated restaurants by October 2005. We have begun to make modifications to our restaurants to improve accessibility and anticipate investing an estimated $24 million in capital improvements in connection with these modifications, including approximately
$11 million spent through October 1, 2000. Similar claims have been made against JACK IN THE BOX franchisees and us relating to franchised locations which may not be in compliance with the ADA. A settlement agreement has been reached which provides for injunctive relief requiring franchisees to bring their franchised restaurants into compliance with the ADA, and requiring payment by us of monitoring expenses to ensure compliance and attorney's fees.

     We are also subject to normal and routine litigation. The amount of liability from the claims and actions against us cannot be determined with certainty, but in our opinion, the ultimate liability from all pending legal proceedings, asserted legal claims and known potential legal claims which are probable of assertion should not materially affect our results of operations and liquidity.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
         ---------------------------------------------------

     No matters were submitted to a vote of security holders during the fourth fiscal quarter ended October 1, 2000.

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS
         ---------------------------------------------------------------------

     The following table sets forth the high and low closing sales prices for our common stock during the fiscal quarters indicated, as reported on the New York Stock Exchange-Composite Transactions:

                                           12 weeks ended
                16 weeks ended   ------------------------------   13 weeks ended
                Jan. 17, 1999    Apr. 11, 1999     July 4, 1999     Oct. 3, 1999
                --------------   -------------     ------------   --------------
   High......      $23.06            $26.63           $28.56           $29.31
   Low.......       13.06             22.00            22.38            22.44

                                                  12 weeks ended
                16 weeks ended   -----------------------------------------------
                Jan. 23, 2000    Apr. 16, 2000     July 9, 2000     Oct. 1, 2000
                --------------   -------------     ------------    -------------
   High......      $27.00            $26.00           $26.88           $26.88
   Low.......       18.50             18.81            22.94            20.00


     We have not paid any cash or other dividends (other than the issuance of the Rights, as described in Note 8 to the Consolidated Financial Statements) during our last two fiscal years and do not anticipate paying dividends in the foreseeable future. Our credit agreements prohibit and our public debt instruments restrict our right to declare or pay dividends or make other distributions with respect to shares of our capital stock.

     As of October 1, 2000, there were approximately 500 stockholders of record.

ITEM 6.  SELECTED FINANCIAL DATA
         -----------------------

     Our fiscal year is 52 or 53 weeks, ending the Sunday closest to September 30. Fiscal year 1999 includes 53 weeks and all other years include
52 weeks. The following selected financial data of Jack in the Box Inc. for each fiscal year is extracted or derived from financial statements which have been audited by KPMG LLP, independent auditors.

                                                                         Fiscal Year
                                             --------------------------------------------------------------------
                                                 2000          1999          1998          1997          1996
                                             -----------   -----------   -----------   -----------   ------------
                                                         (Dollars in thousands, except per share data)
Statement of Operations Data:
Revenues:
  Restaurant sales.......................    $ 1,529,328   $ 1,372,899    $ 1,112,005   $   986,583    $  892,029
  Distribution and other sales...........         59,091        41,828         26,407        45,233       132,421
  Franchise rents and royalties..........         41,432        39,863         35,904        35,426        34,048
  Other revenues (1).....................          3,461         2,309         49,740         4,500         4,324
                                             -----------   -----------    -----------   -----------    ----------
    Total revenues.......................      1,633,312     1,456,899      1,224,056     1,071,742     1,062,822
                                             -----------   -----------    -----------   -----------    ----------
Costs of revenues (2)....................      1,301,924     1,142,995        951,619       869,721       882,270
Selling, general and
  administrative expenses................        182,794       164,297        134,926       116,459       109,075
Interest expense.........................         25,830        28,249         33,058        40,359        46,126
                                             -----------   -----------    -----------   -----------    ----------
Earnings before income
  taxes and extraordinary item...........        122,764       121,358        104,453        45,203        25,351
Income taxes (3).........................         22,500        44,900         33,400         9,900         5,300
                                             -----------   -----------    -----------   -----------    ----------
Earnings before
  extraordinary item.....................    $   100,264   $    76,458    $    71,053   $    35,303    $   20,051
                                             ===========   ===========    ===========   ===========    ==========
Earnings per share
  before extraordinary item:
    Basic................................    $      2.62   $      2.00    $      1.82   $       .91    $      .52
    Diluted..............................           2.55          1.95           1.77           .89           .51

Balance Sheet Data (at end of period):
Total assets.............................    $   906,828   $   833,644    $   743,588    $  681,758    $  653,638
Long-term debt...........................        282,568       303,456        320,050       346,191       396,340
Stockholders' equity.....................        316,352       217,837        136,980        87,879        51,384

----------

(1) Includes the recognition of a $45.8 million Litigation Settlement in 1998 as described in Item 7 - Revenues.

(2) Reflects an $18.0 million reduction of restaurant operating costs in 1999 as described in Item 7 - Costs and Expenses.

(3) Includes the recognition of $22.9 million in tax benefits in 2000 primarily resulting from the settlement of a tax case as described in Item 7 - Costs and Expenses.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
        ------------------------------------------------------------------------
        OF OPERATIONS
        -------------

Results of Operations

     All comparisons under this heading between 2000, 1999 and 1998 refer to the 52-week period ended October 1, 2000, the 53-week period ended October 3, 1999, and the 52-week period ended September 27, 1998, respectively, unless otherwise indicated.

Revenues

     Company-operated restaurant sales were $1,529.3 million, $1,372.9 million and $1,112.0 million in 2000, 1999 and 1998, respectively. Restaurant sales improved from the prior year by $156.4 million, or 11.4%, in 2000 and $260.9 million, or 23.5%, in 1999, reflecting increases in the average number of Company-operated restaurants and per store average ("PSA") sales. The increase in 1999 also included restaurant sales of approximately $28 million for the additional week. The average number of Company-operated restaurants grew to 1,242 in 2000 from 1,120 in 1999 and 998 in 1998 with new restaurant openings of 120, 115 and 102, respectively. PSA weekly sales for comparable restaurants increased 3.3% in 2000, 8.7% in 1999 and 2.8% in 1998 compared to the respective prior year, due to increases in both the number of transactions and the average transaction amounts. We believe restaurant sales improvements result from our two-tier marketing strategy featuring both premium sandwiches and value-priced alternatives, as well as to a popular brand-building advertising campaign that features our fictional founder, "Jack". Also contributing to sales growth were our strategic initiatives, including an Assemble-to-Order ("ATO") program in which sandwiches are made when customers order them, menu boards that showcase combo meals and an order confirmation system at the drive-thru.

     Distribution and other sales were $59.1 million, $41.8 million and $26.4 million in 2000, 1999 and 1998, respectively. Distribution sales of food and supplies to franchisees and others were $31.2 million in 2000, $30.9 million in 1999 and $24.3 million in 1998, reflecting increases in the number of restaurants serviced by our distribution division and PSA sales growth at franchise restaurants. Other sales from fuel and convenience store operations increased to $27.9 million in 2000 from $10.9 million in 1999 and $2.1 million in 1998 as the number of locations we operate was seven during 2000 having grown to that level principally during 1999.

     Franchise rents and royalties were $41.4 million, $39.9 million and $35.9 million in 2000, 1999 and 1998, respectively, or 10.6% of sales at franchise-operated restaurants in 2000 and 10.4% in 1999 and 1998. Franchise restaurant sales were $391.9 million in 2000, $384.7 million in 1999 and $345.9 million in 1998. The percentage of sales in 2000 grew primarily due to increases in percentage rents at certain franchised restaurants.

     In 2000, other revenues, typically interest income from investments and notes receivable, also included $1.9 million received for refranchising 13 restaurants and fees that franchisees paid to extend the term of their franchises for three years. In 1998, other revenues also included a litigation settlement received from various meat suppliers of $58.5 million, of which $45.8 million (the "Litigation Settlement") was realized after litigation costs. Excluding the unusual items, other revenues were $1.6 million, $2.3 million and $4.0 million in 2000, 1999 and 1998, respectively, reflecting lower investments as cash has been utilized in refinancing activities.

Costs and Expenses

     Restaurant costs of sales, which include food and packaging costs, increased with sales growth and the addition of Company-operated restaurants to $473.4 million in 2000 from $432.2 million in 1999 and $353.5 million in 1998. As a percent of restaurant sales, costs of sales were 31.0% in 2000, 31.5% in 1999 and 31.8% in 1998. The restaurant costs of sales percentages decreased in 2000 and 1999 compared to 1998 primarily due to favorable ingredient costs, principally dairy, shortening and bakery in 2000 and beef, pork and beverages costs in 1999.

     Restaurant operating costs were $750.6 million, $646.8 million and $549.2 million in 2000, 1999 and 1998, respectively. In 1999, we reduced accrued liabilities and restaurant operating costs by $18.0 million, primarily due to a change in estimates resulting from improvements to our loss prevention and risk management programs, which have been more successful than anticipated. This change in estimates was supported by an independent actuarial study conducted to evaluate the self-insured portion of our workers' compensation, general liability and other insurance programs. Restaurant operating costs were 49.1% of restaurant sales in 2000, 48.4% in 1999, excluding the change in estimates, and 49.4% in 1998. The percentage in 2000 increased compared to 1999 primarily reflecting costs related to initiatives designed to improve the overall guest experience and slightly higher labor-related costs. The restaurant operating costs percentage declined in 1999 compared to 1998, reflecting improved rates of labor-related costs and occupancy expenses, which increased at lesser rates than PSA sales growth.

     Costs of distribution and other sales were $57.8 million in 2000, $41.2 million in 1999 and $25.8 million in 1998, reflecting an increase in the related sales. Costs of distribution and other sales were 97.8% of related sales in 2000, 98.5% in 1999 and 97.8% in 1998. The higher percentage in 1999 was primarily due to start-up costs related to fuel and convenience store operations.

     Franchised restaurant costs, which consist principally of rents and depreciation on properties leased to franchisees and other miscellaneous costs, were $20.1 million, $22.7 million and $23.0 million in 2000, 1999 and 1998, respectively. The declines in 2000 and 1999 compared to 1998 principally reflect decreases in franchise-related legal expenses.

     Selling, general and administrative expenses were $182.8 million, $164.3 million and $134.9 million in 2000, 1999 and 1998, respectively. Advertising and promotion costs were $77.8 million in 2000, $70.3 million in 1999 and $58.3 million in 1998, representing approximately 5.1% of restaurant sales in 2000 and 1999 and 5.2% in 1998. General, administrative and other costs were approximately 6.4% of revenues in 2000, 6.5% in 1999 and 6.3% in 1998. The higher percentage in 1999 reflects costs associated with the implementation of the ATO program and other guest initiatives, accelerated restaurant growth, higher incentive compensation attributable to our earnings improvement and increased pension expense. In 1998, such costs included a non-cash charge of approximately $8 million, primarily related to facilities and customer service improvement projects.

     Interest expense declined to $25.8 million in 2000 from $28.2 million in 1999 and $33.1 million in 1998, principally due to a reduction in total debt outstanding and lower interest rates. Over this three-year period, total long-term debt has been reduced by $63.6 million and certain debt has been refinanced at lower rates.

     The tax provisions reflect effective annual tax rates of 18%, 37% and 32% of pre-tax earnings in 2000, 1999 and 1998, respectively. The favorable income tax rates in each year result from our ability to realize, as our profitability has improved, previously unrecognized tax benefits such as business tax credit, tax loss and minimum tax credit carryforwards. Also contributing to the effective rate decline in 2000 was our settlement with the U.S. Internal Revenue Service of a tax case related to the disposition in November 1995 of our interest in Family Restaurants, Inc. We recognized tax benefits of $22.9 million primarily as a result of this settlement.

     In 1998, we incurred an extraordinary loss of $7.0 million, less income tax benefits of $2.6 million, on the early extinguishment of $125 million each of 9 1/4% senior notes and 9 3/4% senior subordinated notes.

     Net earnings were $100.3 million, or $2.55 per diluted share in 2000, $76.5 million, or $1.95 per diluted share, in 1999 and $66.7 million, or $1.66 per diluted share, in 1998. Each year includes unusual items, which increased our net earnings. In 2000, we reached a final agreement with the U.S. Internal Revenue Service to settle a tax case as described above. This settlement increased 2000 net earnings by $22.9 million or $.58 per diluted share. In 1999, restaurant operating costs were reduced by $18.0 million due to a change in estimates as described above. This change in estimates increased 1999 net earnings by $11.4 million, or $.29 per diluted share, net of income taxes. In addition, 1999 included a 53rd week that contributed an extra $1.4 million in net earnings, or $.04 per diluted share. In 1998, net earnings included approximately $25.7 million, or $.64 per diluted share, net of income taxes, from the Litigation Settlement income offset by the aforementioned non-cash charge, and the extraordinary loss of $4.4 million, or $.11 per share. Excluding these unusual items, earnings increased 22% to $77.4 million or $1.97 per diluted share in 2000 from $63.7 million or $1.62 per diluted share, in 1999, which had increased 40% from $45.4 million, or $1.13 per diluted share in 1998.

Liquidity and Capital Resources

     Cash and cash equivalents decreased $4.1 million to approximately $6.8 million at October 1, 2000 from approximately $10.9 million at the beginning of the fiscal year. We expect to maintain low levels of cash and cash equivalents, reinvesting available cash flows from operations to develop new or enhance existing restaurants and to reduce borrowings under the revolving credit agreement.

     Our working capital deficit decreased $22.7 million to $109.1 million at October 1, 2000 from $131.8 million at October 3, 1999, principally due to a decline in income tax liabilities. The Company and the restaurant industry in general, maintain relatively low levels of accounts receivable and inventories and vendors grant trade credit for purchases such as food and supplies. We also continually invest in our business through the addition of new units and refurbishment of existing units, which are reflected as long-term assets and not as part of working capital.

     Our revolving bank credit agreement provides for a credit facility expiring in 2003 of up to $175 million, including letters of credit of up to $25 million. At October 1, 2000, we had borrowings of $66.0 million and approximately $98.7 million of availability under the agreement. Total debt outstanding has decreased $20.6 million to $284.6 million at October 1, 2000 from $305.2 million at the beginning of fiscal year 2000.

     We are subject to a number of covenants under our various debt instruments including limitations on additional borrowings, capital expenditures, lease commitments and dividend payments, and requirements to maintain certain financial ratios, cash flows and net worth. In September 1999, the collateral securing the bank credit facility was released. However, real and personal property previously held as collateral for the bank credit facility cannot be used to secure other indebtedness of the Company. In addition, certain of our real and personal property secure other indebtedness.

     We require capital principally to grow the business through new restaurant construction, as well as to maintain, improve and refurbish existing restaurants, and for general operating purposes. Our primary sources of liquidity are expected to be cash flows from operations, the revolving bank credit facility, and the sale and leaseback of restaurant properties. Additional potential sources of liquidity include financing opportunities and the conversion of Company-operated restaurants to franchised restaurants.

     Based upon current levels of operations and anticipated growth, we expect that sufficient cash flows will be generated from operations so that, combined with available financing alternatives, we will be able to meet debt service, capital expenditure and working capital requirements.

     Although the amount of liability from claims and actions described in Note 10 of the Consolidated Financial Statements cannot be determined with certainty, management believes the ultimate liability of such claims and actions should not materially affect our results of operations and liquidity.

     On December 3, 1999, our Board of Directors authorized the purchase of our outstanding common stock in the open market for an aggregate amount not to exceed $10 million. At October 1, 2000, we had acquired 305,800 shares under this authorization for an aggregate cost of $5.8 million.

Seasonality

     Our restaurant sales and profitability are subject to seasonal fluctuations and are traditionally higher during the spring and summer months because of factors such as increased travel and improved weather conditions which affect the public's dining habits.

Future Accounting Changes

     In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("SFAS") 133, Accounting for Derivative Instruments and Hedging Activities, which establishes accounting and reporting standards for derivative instruments and hedging activities. SFAS 133 requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. This Statement was amended by SFAS 137 which deferred the effective date to all fiscal quarters of fiscal years beginning after June 15, 2000. SFAS 133, as amended by SFAS 137 and SFAS 138, is effective for our first quarter in the fiscal year ending September 30, 2001 and is not expected to have a material effect on our financial position or results of operations.

     In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin 101 (SAB101), Revenue Recognition in Financial Statements, summarizing their views for applying generally accepted accounting principles to revenue recognition in financial statements. Although we have determined that the adoption of SAB101 should not have a material effect on our annual results of operations, it will impact the reporting of our franchise percentage rent between quarters within the year. As permitted by SAB101, we plan to adopt the new standard in the fourth quarter of fiscal year 2001 at which time we will restate the earlier quarters of the year.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
         ----------------------------------------------------------

     Our primary exposure relating to financial instruments is to changes in interest rates. We use interest rate swap agreements to reduce exposure to interest rate fluctuations. At October 1, 2000, we had a $25 million notional amount interest rate swap agreement expiring in June 2001. This agreement effectively converts a portion of our variable rate bank debt to fixed rate debt and has a pay rate of 6.38%.

     Our $175 million credit facility bears interest at an annual rate equal to the prime rate or the London Interbank Offered Rate ("LIBOR") plus an applicable margin based on a financial leverage ratio. As of October 1, 2000, our applicable margin was set at .625%. In fiscal year 2000, the average interest rate paid on the credit facility was approximately 6.9%.

     At October 1, 2000, a hypothetical one percentage point increase in short-term interest rates would result in a reduction of $.4 million in annual pre-tax earnings. The estimated reduction is based on holding the unhedged portion of bank debt at its October 1, 2000 level.

     At October 1, 2000, we had no other material financial instruments subject to significant market exposure.


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

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
          --------------------------------------------------

     The following table sets forth the name, age (as of January 1, 2001) and position of each person who is a director or executive officer of Jack in the Box Inc.

  Name                           Age      Positions
  ----------------------------   ---      --------------------------------------
  Robert J. Nugent(3).........    59      President, Chief Executive Officer
                                            and Director
  Charles W. Duddles..........    60      Executive Vice President, Chief
                                            Financial Officer, Chief
                                            Administrative Officer and Director
  Kenneth R. Williams.........    58      Executive Vice President, Marketing
                                            and Operations
  Lawrence E. Schauf..........    55      Executive Vice President and
                                            Secretary
  Paul L. Schultz.............    46      Senior Vice President, Operations
                                            and Franchising
  Karen C. Bachmann...........    49      Vice President, Corporate
                                            Communications
  Carlo E. Cetti..............    56      Vice President, Human Resources and
                                            Strategic Planning
  Stephanie Cline.............    55      Vice President, Chief Information
                                            Officer
  Karen Gentry................    40      Vice President, Franchising
  Linda A. Lang...............    42      Vice President and Regional Vice
                                            President, Southern California
  William F. Motts............    57      Vice President, Restaurant Development
  Harold L. Sachs.............    55      Vice President, Treasurer
  David M. Theno, Ph.D........    50      Vice President, Technical Services
  Charles E. Watson...........    45      Vice President, Real Estate and
                                             Construction
  Darwin J. Weeks.............    54      Vice President, Controller and Chief
                                             Accounting Officer
  Jack W. Goodall(3)..........    62      Chairman of the Board
  Michael E. Alpert(4)(5).....    58      Director
  Jay W. Brown(3)(5)..........    55      Director
  Paul T. Carter(1)(2)(5).....    78      Director
  Edward W. Gibbons(4)(5).....    64      Director
  Alice B. Hayes, Ph.D.(2)(5).    63      Director
  Murray H. Hutchison(1)(2)...    62      Director
  L. Robert Payne(1)(4).......    67      Director
     ----------

     (1) Member of the Audit Committee.

     (2) Member of the Compensation Committee.

     (3) Member of the Executive Committee.

     (4) Member of the Finance Committee.

     (5) Member of the Nominating and Governance Committee.

     Mr. Nugent has been President and Chief Executive Officer since April 1996. The Company has announced that Mr. Nugent will become Chairman of the Board and Chief Executive Officer effective February 23, 2001, upon his re-election to the Board of Directors. He was Executive Vice President from February 1985 to April 1996. He has been a director since February 1988. Mr. Nugent has 21 years of experience with the Company in various executive and operations positions.

     Mr. Duddles has been Executive Vice President and Chief Administrative Officer since May 1988. He has been Chief Financial Officer since October 1985. He has been a director since February 1988. Mr. Duddles has 21 years of experience with the Company in various finance positions.

     Mr. Williams has been Executive Vice President, Marketing and Operations since May 1996. The Company has announced that Mr. Williams will become President and Chief Operating Officer effective February 23, 2001, upon
Mr. Nugent's vacation of the office of President. He was Senior Vice President from January 1993 to May 1996. Mr. Williams has 35 years of experience with the Company in various operations positions.

     Mr. Schauf has been Executive Vice President and Secretary since August 1996. Prior to joining the Company he was Senior Vice President, General Counsel and Secretary of Wendy's International, Inc. from February 1991 to August 1996.

     Mr. Schultz has been Senior Vice President, Operations and Franchising since August 1999, and was Vice President from May 1988 to August 1999.
Mr. Schultz has 27 years of experience with the Company in various operations positions.

     Ms. Bachmann has been Vice President, Corporate Communications since November 1999. She was Division Vice President, Corporate Communications from December 1994 until November 1999.

     Mr. Cetti has been Vice President, Human Resources and Strategic Planning since March 1994. Mr. Cetti has 20 years of experience with the Company in various human resources and training positions.

     Ms. Cline has been a Vice President, of the Company since August 2000 and Chief Information Officer since May 2000. She was Division Vice President of Systems Development from August 1993 to May 2000. Ms. Cline has 23 years of experience with the Company in various management information systems positions.

     Ms. Gentry has been Vice President, Franchising since August 2000. From November 1994 to August 2000 she was Division Vice President, Franchising.
Ms. Gentry has 21 years of experience with the Company in various operations and franchise positions.

     Ms. Lang (formerly Vaughan) has been Vice President and Regional Vice President, Southern California Region since April 2000. She was Vice President, Marketing from March 1999 to April 2000 and Vice President, Products, Promotions and Consumer Research from February 1996 until March 1999. She was Division Vice President, New Products and Promotions from November 1994 until February 1996. Ms. Lang has 13 years of experience with the Company in various marketing, finance and operations positions.

     Mr. Motts has been Vice President, Restaurant Development since September 1988. Mr. Motts has 18 years of experience with the Company in various restaurant development positions.

     Mr. Sachs has been Vice President, Treasurer since November 1999. He was Treasurer from January 1986 to November 1999. Mr. Sachs has 22 years of experience with the Company in various finance positions.

     Dr. Theno has been Vice President, Technical Services (formerly Quality Assurance, Research and Development and Product Safety) since April 1994. He was Vice President, Quality Assurance and Product Safety from March 1993 to April 1994.

     Mr. Watson has been Vice President, Real Estate and Construction since April 1997. From July 1995 to March 1997, he was Vice President, Real Estate and Construction of Boston Chicken, Inc. He was Division Vice President, Real Estate and Construction of the Company from November 1991 through June 1995. Mr. Watson has 15 years of experience with the Company in various real estate and construction positions.

     Mr. Weeks has been Vice President, Controller and Chief Accounting Officer since August 1995 and was previously Division Vice President and Assistant Controller from April 1982 through July 1995. Mr. Weeks has 24 years of experience with the Company in various finance positions.

     Mr. Goodall has been Chairman of the Board since October 1985. He has announced his retirement from the Board of Directors effective February 23, 2001. For more than five years prior to his retirement in April 1996, he was President and Chief Executive Officer of the Company. Mr. Goodall is a director of Ralcorp Holdings, Inc.

     Mr. Alpert has been a director of the Company since August 1992. Mr. Alpert was a partner in the San Diego office of the law firm of Gibson, Dunn & Crutcher LLP for more than 5 years prior to his retirement in August 1992. He is currently Advisory Counsel to Gibson, Dunn & Crutcher LLP. Gibson, Dunn & Crutcher LLP provides legal services to us from time to time.

     Mr. Brown has been a director of the Company since February 1997. He is currently a principal with Westgate Group, LLC. From April 1995 to September 1998, Mr. Brown was President and CEO of Protein Technologies International, Inc., the world's leading supplier of soy-based proteins to the food and paper processing industries. He was Chairman and CEO of Continental Baking Company from October 1984 to July 1995 and President of Van Camp Seafood Company from August 1983 to October 1984. From July 1981 through July 1983, he served as Vice President of Marketing for us. Mr. Brown is a director of Agribrands International, Inc. and Cardinal Brands, Inc.

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

     Mr. Gibbons has been a director of the Company since October 1985 and has been a general partner of Gibbons, Goodwin, van Amerongen, an investment banking firm, for more than five years. Mr. Gibbons is also a director of Robert Half International, Inc. and Summer Winds Garden Centers, Inc.

     Dr. Hayes has been a director of the Company since September 1999. She has been the President of the University of San Diego since 1995. From 1989 to 1995, Dr. Hayes served as Executive Vice President and Provost of Saint Louis University. Previously, she spent 27 years at Loyola University of Chicago, where she served in various executive positions. Dr. Hayes is also a director of the Pulitzer Publishing Company, the Old Globe Theatre, Independent Colleges of Southern California, The San Diego Foundation, Loyola University of Chicago and Catholic Charities, Diocese of San Diego.

     Mr. Hutchison has been a director of the Company since May 1998. He served 18 years as Chief Executive Officer and Chairman of International Technology Corp., one of the largest publicly traded environmental engineering firms in the U.S., until his retirement in 1996. Mr. Hutchison is the Chairman of the Board of Sunrise Medical, Inc. and the Huntington Hotel Corp. and serves as a director of Cadiz Inc., Senior Resource Corp. and the Olson Company.

     Mr. Payne has been a director of the Company since August 1986. He has been President and Chief Executive Officer of Multi-Ventures, Inc. since February 1976 and was Chairman of the Board of Grossmont Bank, a wholly-owned subsidiary of Bancomer, S.A., from February 1974 until October 1995. Multi-Ventures, Inc. is a real estate development and investment company that is also the managing partner of the San Diego Mission Valley Hilton and the Red Lion Hanalei Hotel. He was a principal in the Company prior to its acquisition by its former parent, Ralston Purina Company, in 1968.

     That portion of our definitive Proxy Statement appearing under the caption "Section 16(a) Beneficial Ownership Reporting Compliance" to be filed with the Commission pursuant to Regulation 14A within 120 days after October 1, 2000 and to be used in connection with our 2001 Annual Meeting of Shareholders is hereby incorporated by reference.

ITEM 11.  EXECUTIVE COMPENSATION
          ----------------------

     That portion of our definitive Proxy Statement appearing under the caption "Executive Compensation" to be filed with the Commission pursuant to Regulation 14A within 120 days after October 1, 2000 and to be used in connection with our 2001 Annual Meeting of Stockholders is hereby incorporated by reference.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
          --------------------------------------------------------------

     That portion of our definitive Proxy Statement appearing under the caption "Security Ownership of Certain Beneficial Owners and Management" to be filed with the Commission pursuant to Regulation 14A within 120 days after October 1, 2000 and to be used in connection with our 2001 Annual Meeting of Stockholders is hereby incorporated by reference.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
          ----------------------------------------------

     That portion of our definitive Proxy Statement appearing under the caption "Certain Transactions" to be filed with the Commission pursuant to Regulation 14A within 120 days after October 1, 2000 and to be used in connection with our 2001 Annual Meeting of Stockholders is hereby incorporated by reference.

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K
          ---------------------------------------------------------------

ITEM 14(a)(1) Financial Statements. See Index to Consolidated Financial Statements on page F-1 of this report.

ITEM 14(a)(2) Financial Statement Schedules. Not applicable.

ITEM 14(a)(3) Exhibits.

Number        Description
------        -----------
 3.1          Restated Certificate of Incorporation, as amended(9)
 3.2          Restated Bylaws(9)
 4.1          Indenture for the 8 3/8% Senior Subordinated Notes due 2008(6)
              (Instruments with respect to the registrant's long-term debt not in excess of 10% of the total assets of the registrant and its subsidiaries on a consolidated basis have been omitted. The registrant agrees to furnish supplementally a copy of any such instrument to the Commission upon request.)
10.1.1        Revolving Credit Agreement dated as of April 1, 1998 by and between Foodmaker, Inc. and the Banks named therein(6)
10.1.2        First Amendment dated as of August 24, 1998 to the Revolving
              Credit Agreement dated as of April 1, 1998 by and between
              Foodmaker, Inc. and the Banks named therein(7)
10.1.3        Second Amendment dated as of February 27, 1999 to the Revolving
              Credit Agreement dated as of April 1, 1998 by and between
              Foodmaker, Inc. and the Banks named therein(8)
10.1.4        Third Amendment dated as of September 17, 1999 to the Revolving
              Credit Agreement dated as of April 1, 1998 by and between
              Foodmaker, Inc. and the Banks named therein(9)
10.1.5        Fourth Amendment dated as of December 6, 1999 to the Revolving
              Credit Agreement dated as of April 1, 1998 by and between
              Foodmaker Inc. and the Banks named therein(10)
10.1.6        Fifth Amendment dated as of May 3, 2000 to the Revolving Credit
              Agreement dated as of April 1, 1998 by and between
              Jack in the Box Inc. and the Banks named therein(11)
10.2          Purchase Agreements dated as of January 22, 1987 between
              Foodmaker, Inc. and FFCA/IIP 1985 Property Company and FFCA/IIP
              1986 Property Company(1)
10.3          Land Purchase Agreements dated as of February 18, 1987, by and between Foodmaker, Inc. and FFCA/IPI 1984 Property Company and
              FFCA/IPI 1985 Property Company and Letter Agreement relating thereto(1)
10.4          Amended and Restated 1992 Employee Stock Incentive Plan(4)
10.5          Capital Accumulation Plan for Executives(2)
10.6          Supplemental Executive Retirement Plan(2)
10.7          Performance Bonus Plan(7)
10.8          Deferred Compensation Plan for Non-Management Directors(3)
10.9          Amended and Restated Non-Employee Director Stock Option Plan(9)
10.10         Form of Compensation and Benefits Assurance Agreement for
              Executives(5)
23.1          Consent of KPMG LLP
27            Financial Data Schedule (included only with electronic filing)
----------

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

(9) Previously filed and incorporated herein by reference from registrant's Annual Report on Form 10-K for the fiscal year ended October 3, 1999.
(10) Previously filed and incorporated herein by reference from registrant's Quarterly Report on Form 10-Q for the quarter ended January 23, 2000.
(11) Previously filed and incorporated herein by reference from registrant's Quarterly Report on Form 10-Q for the quarter ended July 9, 2000.

ITEM 14(b) We did not file any reports on Form 8-K with the Securities and Exchange Commission during the fourth quarter ended October 1, 2000.

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

                                        JACK IN THE BOX INC.

                                        By: CHARLES W. DUDDLES
                                            ------------------
                                            Charles W. Duddles
                                            Executive Vice President,
                                            Chief Financial Officer, Chief
                                            Administrative Officer and Director
                                            Date:  December 13, 2000

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

        Signature                        Title                       Date
  ---------------------    --------------------------------    -----------------

  JACK GOODALL             Chairman of the Board               December 13, 2000
  ---------------------
  Jack Goodall

  ROBERT J. NUGENT         President, Chief Executive Officer  December 13, 2000
  ---------------------    and Director (Principal Executive
  Robert J. Nugent         Officer)


  CHARLES W. DUDDLES       Executive Vice President, Chief     December 13, 2000
  ---------------------    Financial Officer, Chief
  Charles W. Duddles       Administrative Officer and Director
                           (Principal Financial Officer)


  DARWIN J. WEEKS          Vice President, Controller and      December 13, 2000
  ---------------------    Chief Accounting Officer (Principal
  Darwin J. Weeks          Accounting Officer)


  MICHAEL E. ALPERT        Director                            December 13, 2000
  ---------------------
  Michael E. Alpert

  JAY W. BROWN             Director                            December 13, 2000
  ---------------------
  Jay W. Brown

  PAUL T. CARTER           Director                            December 13, 2000
  ---------------------
  Paul T. Carter

  EDWARD W. GIBBONS        Director                            December 13, 2000
  ---------------------
  Edward Gibbons

  ALICE B. HAYES           Director                            December 13, 2000
  ---------------------
  Alice B. Hayes

  MURRAY H. HUTCHISON      Director                            December 13, 2000
  ---------------------
  Murray H. Hutchison

  L. ROBERT PAYNE          Director                            December 13, 2000
  ---------------------
  L. Robert Payne

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                                                                      Page
                                                                      ----
  Independent Auditors' Report................................         F-2
  Consolidated Balance Sheets.................................         F-3
  Consolidated Statements of Earnings.........................         F-4
  Consolidated Statements of Cash Flows.......................         F-5
  Consolidated Statements of Stockholders' Equity.............         F-6
  Notes to Consolidated Financial Statements..................         F-7

                          INDEPENDENT AUDITORS' REPORT




The Board of Directors
Jack in the Box Inc.:


We have audited the accompanying consolidated balance sheets of Jack in the Box Inc. and subsidiaries as of October 1, 2000 and October 3, 1999, and the related consolidated statements of earnings, cash flows and stockholders' equity for the fifty-two weeks ended October 1, 2000, the fifty-three weeks ended October 3, 1999, and the fifty-two weeks ended
September 27, 1998. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

     We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Jack in the Box Inc. and subsidiaries as of October 1, 2000 and October 3, 1999, and the results of their operations and their cash flows for the fifty-two weeks ended October 1, 2000, the fifty-three weeks ended October 3, 1999, and the fifty-two weeks ended September 27, 1998, in conformity with accounting principles generally accepted in the United States of America.


                                        KPMG LLP

San Diego, California
November 6, 2000

                      JACK IN THE BOX INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS
                  (Dollars in thousands, except per share data)


                                                         October 1,   October 3,
                                                            2000         1999
                                                        -----------   ----------
                                     ASSETS
Current assets:
  Cash and cash equivalents...........................  $    6,836   $   10,925
  Accounts receivable, net............................      13,667       11,991
  Inventories.........................................      25,722       19,889
  Prepaid expenses....................................      19,329       15,657
  Assets held for sale and leaseback..................      33,855       38,772
                                                        ----------   ----------
     Total current assets.............................      99,409       97,234
                                                        ----------   ----------

Property and equipment:
  Land................................................      88,617       89,352
  Buildings...........................................     429,845      379,595
  Restaurant and other equipment......................     393,885      334,577
  Construction in progress............................      55,485       55,161
                                                        ----------   ----------
                                                           967,832      858,685
  Less accumulated depreciation and amortization......     288,474      251,401
                                                        ----------   ----------
                                                           679,358      607,284
                                                        ----------   ----------

Other assets, net.....................................     128,061      129,126
                                                        ----------   ----------
                                                        $  906,828   $  833,644
                                                        ==========   ==========


                      LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Current maturities of long-term debt................  $    2,034   $    1,695
  Accounts payable....................................      53,082       44,180
  Accrued liabilities.................................     153,356      183,151
                                                        ----------   ----------
     Total current liabilities........................     208,472      229,026
                                                        ----------   ----------

Long-term debt, net of current maturities.............     282,568      303,456

Other long-term liabilities...........................      86,968       75,270

Deferred income taxes.................................      12,468        8,055

Stockholders' equity:
  Preferred stock.....................................           -            -
  Common stock $.01 par value, 75,000,000 authorized,
     41,483,369 and 41,105,434 issued, respectively...         415          411
  Capital in excess of par value......................     294,380      290,336
  Retained earnings (accumulated deficit).............      61,817      (38,447)
  Treasury stock, at cost, 3,134,774 and 2,828,974
    shares, respectively..............................     (40,260)     (34,463)
                                                        ----------   ----------
     Total stockholders' equity.......................     316,352      217,837
                                                        ----------   ----------
                                                        $  906,828   $  833,644
                                                        ==========   ==========

          See accompanying notes to consolidated financial statements.

                      JACK IN THE BOX INC. AND SUBSIDIARIES

                       CONSOLIDATED STATEMENTS OF EARNINGS
                      (In thousands, except per share data)

                                                        Fiscal year
                                             -----------------------------------
                                                2000        1999        1998
                                             ----------  ----------  -----------

Revenues:
  Restaurant sales.......................... $1,529,328  $1,372,899  $1,112,005
  Distribution and other sales..............     59,091      41,828      26,407
  Franchise rents and royalties.............     41,432      39,863      35,904
  Other.....................................      3,461       2,309      49,740
                                             ----------  ----------  ----------
                                              1,633,312   1,456,899   1,224,056
                                             ----------  ----------  ----------
Costs and expenses:
  Costs of revenues:
   Restaurant costs of sales...............    473,373     432,231      353,534
   Restaurant operating costs..............    750,620     646,815      549,221
   Costs of distribution and other sales...     57,812      41,217       25,821
   Franchised restaurant costs.............     20,119      22,732       23,043
  Selling, general and administrative......    182,794     164,297      134,926
  Interest expense.........................     25,830      28,249       33,058
                                             ---------  ----------  -----------
                                             1,510,548   1,335,541    1,119,603
                                             ---------  -----------  ----------
Earnings before income taxes
  and extraordinary item...................    122,764     121,358      104,453
Income taxes...............................     22,500      44,900       33,400
                                             ---------  ----------  -----------
Earnings before extraordinary item.........    100,264      76,458       71,053
Extraordinary item - loss on early
  extinguishment of debt, net of taxes.....          -           -       (4,378)
                                             ---------  ----------  -----------
Net earnings...............................  $ 100,264  $   76,458  $    66,675
                                             =========  ==========  ===========

Earnings per share - basic:
  Earnings before extraordinary item.......  $    2.62  $     2.00  $      1.82
  Extraordinary item.......................           -          -         (.11)
                                             ---------- ----------  -----------
  Net earnings per share...................  $    2.62  $     2.00  $      1.71
                                             =========  ==========  ===========

Earnings per share - diluted:
  Earnings before extraordinary item.......  $    2.55  $     1.95  $      1.77
  Extraordinary item.......................          -           -         (.11)
                                             ---------  ----------  --- -------
  Net earnings per share...................  $    2.55  $     1.95  $      1.66
                                             =========  ==========  ===========

Weighted average shares outstanding:
  Basic....................................     38,267      38,144       39,092
  Diluted..................................     39,334      39,281       40,113

          See accompanying notes to consolidated financial statements.

                      JACK IN THE BOX INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (Dollars in thousands)


                                                                     Fiscal year
                                                         ------------------------------------
                                                            2000         1999         1998
                                                         ----------   ----------   ----------
Cash flows from operating activities:
  Net earnings before extraordinary item................ $  100,264   $   76,458   $   71,053
  Non-cash items included in operations:
    Depreciation and amortization.......................     56,766       45,857       40,201
    Deferred finance cost amortization..................      1,664        1,794        1,913
    Deferred income taxes...............................      4,413        5,708          585
  Decrease (increase) in receivables....................     (1,676)       3,125       (2,183)
  Decrease (increase) in inventories....................     (5,833)      (1,950)         361
  Increase in prepaid expenses..........................     (3,672)      (3,319)      (1,184)
  Increase (decrease) in accounts payable...............      8,902       (7,906)      12,511
  Increase (decrease) in other accrued liabilities......    (18,768)      35,537       25,925
                                                         ----------   ----------   ----------
      Cash flows provided by operating activities.......    142,060      155,304      149,182
                                                         ----------   ----------   ----------

Cash flows from investing activities:
  Additions to property and equipment...................   (127,361)    (134,333)    (111,098)
  Dispositions of property and equipment................      5,938       12,172        5,431
  Increase in trading area rights.......................     (2,656)      (3,864)      (6,763)
  Decrease (increase) in assets held for sale
    and leaseback.......................................      4,917      (11,695)       1,297
  Other.................................................     (4,286)      (4,024)      (8,358)
                                                         ----------   ----------   ----------
      Cash flows used in investing activities...........   (123,448)    (141,744)    (119,491)
                                                         ----------   ----------   ----------

Cash flows from financing activities:
  Principal payments on long-term debt, including
    current maturities..................................     (1,777)      (9,833)    (251,504)
  Proceeds from issuance of long-term debt..............        825        4,347      127,690
  Borrowings under revolving bank loans.................    386,000      334,000      224,500
  Principal repayments under revolving bank loans.......   (406,000)    (345,500)    (127,000)
  Extraordinary loss on retirement of debt,
    net of taxes........................................          -            -       (4,378)
  Repurchase of common stock............................     (5,797)           -      (20,000)
  Proceeds from issuance of common stock................      4,048        4,399        2,426
                                                         ----------   ----------   ----------
      Cash flows used in financing activities...........    (22,701)     (12,587)     (48,266)
                                                         ----------   ----------   ----------
Net increase (decrease) in cash and cash equivalents.... $   (4,089)  $      973   $  (18,575)
                                                         ==========   ==========   ==========
Supplemental disclosure of cash flow information:
 Cash paid during the year for:
    Interest, net of amounts capitalized................ $   24,392   $   26,873   $   30,551
    Income tax payments.................................     41,110       26,451       28,519

          See accompanying notes to consolidated financial statements.

                      JACK IN THE BOX INC. AND SUBSIDIARIES

                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                  (Dollars in thousands, except per share data)

                                                Common stock                         Retained
                                           ---------------------    Capital in       earnings
                                           Number of                 excess of     (accumulated     Treasury
                                            shares        Amount     par value        deficit)        stock         Total
                                          ----------      ------    ----------     -------------    ---------     ---------

  Balance at September 28, 1997.......    40,509,469      $ 405      $ 283,517       $ (181,580)    $(14,463)     $  87,879
  Exercise of stock options and
    warrants..........................       247,430          3          1,701                -            -          1,704
  Tax benefit associated with
    exercise of stock options.........             -          -            722                -            -            722
  Purchases of treasury stock.........             -          -              -                -      (20,000)       (20,000)
  Net earnings........................             -          -              -           66,675            -         66,675
                                          ----------      -----      ---------       ----------     --------      ---------
  Balance at September 27, 1998.......    40,756,899        408        285,940         (114,905)     (34,463)       136,980
  Exercise of stock options and
    warrants..........................       348,535          3          2,733                -            -          2,736
  Tax benefit associated with
    exercise of stock options.........             -          -          1,663                -            -          1,663
  Net earnings........................             -          -              -           76,458            -         76,458
                                          ----------      -----      ---------       ----------     --------      ---------
  Balance at October 3, 1999..........    41,105,434        411        290,336          (38,447)     (34,463)       217,837
  Exercise of stock options ..........       377,935          4          1,455                -            -          1,459
  Tax benefit associated with
    exercise of stock options.........             -          -          2,589                -            -          2,589
  Purchases of treasury stock.........             -          -              -                -       (5,797)        (5,797)
  Net earnings........................             -          -              -          100,264            -        100,264
                                          ----------      -----      ---------       ----------     --------      ---------
  Balance at October 1, 2000..........    41,483,369      $ 415      $ 294,380       $   61,817     $(40,260)     $ 316,352
                                          ==========      =====      =========       ==========     ========      =========

          See accompanying notes to consolidated financial statements.

                      JACK IN THE BOX INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  (Dollars in thousands, except per share data)


1. ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

   Nature of operations - On October 4, 1999, Foodmaker, Inc. changed its name to Jack in the Box Inc. (the "Company"). We operate and franchise
   JACK IN THE BOX quick-serve restaurants, principally in the western and southern United States.

   Basis of presentation and fiscal year - The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All significant intercompany transactions are eliminated. Certain prior year amounts in the consolidated financial statements have been reclassified to conform with the 2000 presentation. Our fiscal year is 52 or 53 weeks ending the Sunday closest to September 30. Fiscal year 1999 includes 53 weeks and all other years include 52 weeks.

   Financial instruments - The fair value of cash and cash equivalents, accounts receivable and accounts payable approximate the carrying amounts due to their short maturities. The fair values of each of our long-term debt instruments are based on quoted market values, where available, or on the amount of future cash flows associated with each instrument discounted using our current borrowing rate for similar debt instruments of comparable maturity. The estimated fair values of our long-term debt at October 1, 2000 and October 3, 1999 approximate their carrying values.

   We use commodities hedging instruments to reduce the risk of price fluctuations related to future raw materials requirements for commodities such as beef and pork. The terms of such instruments generally do not exceed twelve months, and depend on the commodity and other market factors. Gains and losses are deferred and subsequently recorded as cost of products sold in the statement of earnings in the same period as the hedged transactions.

   We use interest rate swap agreements in the management of interest rate exposure. The interest rate differential to be paid or received is normally accrued as interest rates change, and is recognized as a component of interest expense over the life of the agreements. At October 1, 2000, we had a $25 million notional amount interest rate swap agreement expiring in June 2001. This agreement effectively converts a portion of our variable rate bank debt to fixed rate debt and has a pay rate of 6.38%.

   At October 1, 2000, we had no other material financial instruments subject to significant market exposure.

   Cash and cash equivalents - We invest cash in excess of operating requirements in short term, highly liquid investments with original maturities of three months or less, which are considered cash equivalents.

   Inventories are valued at the lower of cost (first-in, first-out method) or market.

   Assets held for sale and leaseback primarily represent the costs for new sites that will be sold and leased back when construction is completed. Gains and losses realized on the sale leaseback transactions are deferred and credited to income over the lease terms. The leases are classified in accordance with Statement of Financial Accounting Standards ("SFAS") 13, Accounting for Leases.

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

                      JACK IN THE BOX INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  (Dollars in thousands, except per share data)
                                   (continued)

1. ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

   Property and equipment at cost - Expenditures for new facilities and equipment and those that substantially increase the useful lives of the property are capitalized. Facilities leased under capital leases are stated at the present value of minimum lease payments at the beginning of the lease term, not to exceed fair value. Maintenance repairs, and minor renewals are expensed as incurred. When properties are retired or otherwise disposed of, the related cost and accumulated depreciation are removed from the accounts and gains or losses on the dispositions are reflected in results of operations.

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

   Impairment of Long-Lived Assets - We evaluate impairment losses to be recorded on long-lived assets used in operations when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the assets' carrying amount. We also account for long-lived assets that are held for disposal at the lower of cost or fair value.

   Franchise operations - Franchise arrangements generally provide for initial license fees of $50 (formerly $25) per restaurant and continuing payments to us based on a percentage of sales. Among other things, the franchisee may be provided the use of land and building, generally for a period of 20 years, and is required to pay negotiated rent, property taxes, insurance and maintenance. Franchise fees are recorded as revenue when we have substantially performed all of our contractual obligations. Expenses associated with the issuance of the franchise are expensed as incurred. Franchise rents and royalties are recorded as income on an accrual basis. Gains on sales of restaurant businesses to franchisees, which have not been material, are recorded as other revenues when the sales are consummated and certain other criteria are met.

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

                      JACK IN THE BOX INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  (Dollars in thousands, except per share data)
                                   (continued)

1. ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

   Net earnings per share - Basic earnings per share is computed using the weighted average number of shares outstanding during the period. Diluted earnings per share is computed using the additional dilutive effect of all potential common stock and includes the dilutive impact of stock options and warrants.

   Stock options - Stock options are accounted for under the intrinsic value based method, whereby compensation expense is recognized for the excess, if any, of the quoted market price of the Company stock at the date of grant over the option price. Our policy is to grant stock options at fair value at the date of grant. We have included pro forma information in Note 7, as required by SFAS 123, Accounting for Stock-Based Compensation.

   Advertising costs - The Company maintains a marketing fund consisting of funds contributed by us equal to at least 5% of gross sales of all Company-operated JACK IN THE BOX restaurants and contractual marketing fees paid monthly by franchisees. Production costs of commercials, programming and other marketing activities are expensed to the marketing fund when the advertising is first used and the costs of advertising are charged to operations as incurred. Our contributions to the marketing fund and other marketing expenses, which are included in selling, general and administrative expenses in the accompanying consolidated statements of earnings, were $77,788, $70,297 and $58,256 in 2000, 1999 and 1998, respectively.

   Segment reporting - An operating segment is defined as a component of an enterprise that engages in business activities from which it may earn revenues and incur expenses, and about which separate financial information is regularly evaluated by the chief operating decision maker in deciding how to allocate resources. Similar operating segments can be aggregated into a single operating segment if the businesses are similar. We believe we operate in a single segment.

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

   In 1999, we reduced accrued liabilities and restaurant operating costs by $18.0 million, primarily due to a change in estimates resulting from improvements to our loss prevention and risk management programs, which have been more successful than anticipated. This change in estimates was supported by an independent actuarial study conducted to evaluate the self-insured portion of our workers' compensation, general liability and other insurance programs.

                      JACK IN THE BOX INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  (Dollars in thousands, except per share data)
                                   (continued)
2. LONG-TERM DEBT

                                                                                         2000          1999
                                                                                      ----------    ----------
   The detail of long-term debt at each year end follows:
     Bank loans, variable interest rate based on established market indicators which approximate the prime rate or less, 7.5% at
        October 1, 2000.............................................................  $   66,000    $   86,000
     Senior subordinated notes, 8 3/8% interest, net of discount of $158 and $179, respectively, reflecting an 8.4% effective interest rate
        due  April 15, 2008, redeemable beginning April 15, 2003....................     124,842       124,821
     Financing lease obligations, net of discounts of $1,031 and $1,413 reflecting a 10.3% effective interest rate,  semi-annual payments of $3,413 and $747 to cover interest and sinking fund requirements,
        due in equal installments on January 1, 2003 and November 1, 2003...........      68,969        68,587
     Secured notes, 11 1/2% interest, due in monthly
        installments through May 1, 2005............................................       6,139         7,011
     Capitalized lease obligations, 11% average interest rate.......................      16,229        16,842
     Other notes, principally unsecured, 10% average interest rate .................       2,423         1,890
                                                                                      ----------    ----------
                                                                                         284,602       305,151
     Less current portion...........................................................       2,034         1,695
                                                                                      ----------    ----------
                                                                                      $  282,568    $  303,456
                                                                                      ==========    ==========

   On April 1, 1998, we entered into a revolving bank credit agreement, which expires March 31, 2003 and provides for a credit facility of up to $175 million, including letters of credit of up to $25 million. The credit agreement requires the payment of an annual commitment fee of approximately .2% of the unused credit line. At October 1, 2000, we had borrowings of $66.0 million and approximately $98.7 million of availability under the agreement.

   In 1998, we repaid $125 million of our 9 1/4% senior notes and $125 million of our 9 3/4% senior subordinated notes due 2002, and incurred an extraordinary loss of $6,978, less income tax benefits of $2,600, relating to the early extinguishment of the debt.

   We are subject to a number of covenants under our various credit agreements, including limitations on additional borrowings, capital expenditures, lease commitments and dividend payments, and requirements to maintain certain financial ratios, cash flows and net worth. In September 1999, the collateral securing the bank loans was released. However, real and personal property previously held as collateral for the bank loans cannot be used to secure other indebtedness of the Company. In addition, certain of our real and personal property secure other indebtedness.

   In January 1994, we entered into financing lease arrangements with two limited partnerships (the "Partnerships"), in which interests in 76 restaurants for a specified period of time were sold. The acquisition of the properties, including costs and expenses, was funded through the issuance by a special purpose corporation acting as agent for the Partnerships of $70 million of senior secured notes. On January 1, 2003 and November 1, 2003, we must make offers to reacquire 50% of the properties at each date at a price which is sufficient, in conjunction with previous sinking fund deposits, to retire the notes. If the Partnerships reject the offers, we may purchase the properties at less than fair market value or cause the Partnerships to fund the remaining principal payments on the notes and, at our option, cause the Partnerships to acquire our residual interest in the properties. If the Partnerships are allowed to retain their interests, we have available options to extend the leases for total terms of up to 35 years, at which time the ownership of the property will revert to us. The transactions are reflected as financings with the properties remaining in our consolidated financial statements.

                      JACK IN THE BOX INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  (Dollars in thousands, except per share data)
                                   (continued)

2. LONG-TERM DEBT (continued)

   Aggregate maturities and sinking fund requirements on all long-term debt are $3,529, $3,750, $90,773, $37,680 and $2,336 for the years 2001 through 2005, respectively. The 2003 amount is net of $12,706 of accumulated sinking fund payments.

   Interest capitalized during the construction period of restaurants was $2,259, $1,469 and $1,203 in 2000, 1999 and 1998, respectively.

3. LEASES

   As Lessee - We lease restaurant and other facilities under leases having terms expiring at various dates through 2054. The leases generally have renewal clauses of 5 to 20 years exercisable at our option and, in some instances, have provisions for contingent rentals based upon a percentage of defined revenues. Total rent expense for all operating leases was $123,465, $108,700 and $94,275, including contingent rentals of $6,551, $6,066 and $4,561 in 2000, 1999 and 1998, respectively.

   Future minimum lease payments under capital and operating leases are as follows:

          Fiscal                                           Capital    Operating
           year                                             leases     leases
       --------------------------------------------------  --------  -----------

           2001..........................................  $  2,376  $   107,422
           2002..........................................     2,376      105,608
           2003..........................................     2,376      103,279
           2004..........................................     2,376      100,644
           2005..........................................     2,359       90,436
           Thereafter....................................    20,160      652,461
                                                           --------  -----------
       Total minimum lease payments......................    32,023  $ 1,159,850
                                                                     ===========
       Less amount representing interest.................    15,794
                                                           --------
       Present value of obligations under capital leases.    16,229
       Less current portion..............................       664
                                                           --------
       Long-term capital lease obligations...............  $ 15,565
                                                           ========

   Building assets recorded under capital leases were $14,651 and $15,466, net of accumulated amortization of $6,284 and $5,470, as of October 1, 2000 and October 3, 1999, respectively.

   As Lessor - We lease or sublease restaurants to certain franchisees and others under agreements which generally provide for the payment of percentage rentals in excess of stipulated minimum rentals, usually for a period of 20 years. Total rental revenue was $25,900, $25,134 and $22,747, including contingent rentals of $10,642, $9,655 and $6,976 in 2000, 1999 and 1998,
   respectively.

                      JACK IN THE BOX INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  (Dollars in thousands, except per share data)
                                   (continued)
3. LEASES (continued)

   The minimum rents receivable under these non-cancelable leases are as follows:

       Fiscal                                             Sales-type  Operating
        year                                                leases      leases
       ------------------------------------------------------------------------

       2001.............................................   $    44   $   16,769
       2002.............................................        44       16,172
       2003.............................................        44       15,224
       2004.............................................        44       14,353
       2005.............................................        45       13,186
       Thereafter.......................................        34       62,247
                                                           -------   ----------
   Total minimum future rentals.........................       255   $  137,951
                                                                     ==========
   Less amount representing interest....................        67
                                                           -------
   Net investment (included in other assets)............   $   188
                                                           =======

   Land and building assets held for lease were $42,531 and $44,962, net of accumulated amortization of $21,697 and $20,814, as of October 1, 2000 and October 3, 1999, respectively.

4. INCOME TAXES

   The fiscal year income taxes consist of the following:

                                                 2000        1999        1998
                                               --------    --------    --------

   Federal - current.......................... $ 14,036    $ 31,227    $ 24,618
           - deferred.........................    3,535       6,709       3,707
   State   - current..........................    4,051       7,965       5,597
           - deferred.........................      878      (1,001)     (3,122)
                                               --------    --------    --------
   Subtotal ..................................   22,500      44,900      30,800
   Income tax benefit of extraordinary item...        -           -       2,600
                                               --------    --------    --------
   Income taxes............................... $ 22,500    $ 44,900    $ 33,400
                                               ========    ========    ========


   Fiscal year income taxes reconcile with the amounts computed at the statutory federal rate of 35% as follows:
                                                 2000        1999        1998
                                               --------    --------    ---------

   Computed at federal statutory rate......... $ 42,968    $ 42,475    $ 36,559
   State income taxes, net of federal effect..    3,204       4,526       1,609
   Jobs tax credit wages......................   (1,271)     (1,281)       (861)
   Adjustment of tax loss, contribution and
        tax credit carryforwards..............        -         425         584
   Reduction to valuation allowance...........  (23,579)     (1,842)     (4,581)
   Other, net.................................    1,178         597          90
                                               --------    --------    --------
                                               $ 22,500    $ 44,900    $ 33,400
                                               ========    ========    ========

                      JACK IN THE BOX INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  (Dollars in thousands, except per share data)
                                   (continued)

4. INCOME TAXES (continued)

   The tax effects of temporary differences that give rise to significant portions of deferred tax assets and deferred tax liabilities at each year end are presented below:

                                                             2000        1999
                                                          --------     ---------

   Deferred tax assets:
     Tax loss and tax credit carryforwards...........     $  3,386     $ 25,123
     Accrued insurance...............................       10,513       15,377
     Accrued pension and postretirement benefits.....       18,247       13,296
     Accrued vacation pay expense....................        8,542        7,686
     Other reserves and allowances...................        5,471        7,422
     Deferred income.................................       11,279        9,819
     Other, net......................................        8,599        8,515
                                                          --------     --------
     Total gross deferred tax assets.................       66,037       87,238
     Less valuation allowance........................        3,386       26,965
                                                          --------     --------
     Net deferred tax assets.........................       62,651       60,273
                                                          --------     --------

   Deferred tax liabilities:
     Property and equipment, principally due to
       differences in depreciation...................       65,941       57,776
     Intangible assets...............................        9,178       10,552
                                                          --------     --------
     Total gross deferred tax liabilities............       75,119       68,328
                                                          --------     --------
     Net deferred tax liabilities....................     $ 12,468     $  8,055
                                                          ========     ========

   During fiscal year 2000, we reached a final agreement with the U.S. Internal Revenue Service ("IRS") to settle a tax case related to the disposition in November 1995 of our interest in Family Restaurants, Inc. We recognized tax benefits of $22,900 primarily as a result of this settlement which reduced our fiscal year 2000 provision for income taxes.

   At October 1, 2000, we had tax loss carryforwards that expire in 2001. The valuation allowance of $3,386 as of October 1, 2000 and $26,965 as of October 3, 1999 represents deferred tax assets that may not be realized by the reversal of future taxable differences. The valuation allowance decreased $23,579 in fiscal year 2000 primarily due to the IRS settlement and $2,850 in fiscal year 1999. Other decreases in each year related to the expected future use of deferred tax assets. We believe it is more likely than not that the net deferred tax assets will be realized through future taxable income or alternative tax strategies.

   From time to time, we may take positions for filing our tax returns which may differ from the treatment of the same item for financial reporting purposes. The ultimate outcome of these items will not be known until such time as the IRS has completed its examination or until the statute of limitations has expired. As of October 1, 2000, the IRS had completed its examinations of our federal income tax returns through fiscal year 1996.

                      JACK IN THE BOX INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  (Dollars in thousands, except per share data)
                                   (continued)

5. RETIREMENT, SAVINGS AND BONUS PLANS

   We have non-contributory defined benefit pension plans covering substantially all salaried and hourly employees meeting certain eligibility requirements. These plans are subject to modification at any time. The plans provide retirement benefits based on years of service and compensation. It is our practice to fund retirement costs as necessary.

                                                          Qualified plans           Non-qualified plan
                                                     -----------------------      -----------------------
                                                        2000          1999           2000         1999
                                                     ---------     ---------      ---------     ---------
   Change in benefit obligation:
    Benefit obligation at beginning of year......... $  68,942     $  65,369      $  17,391     $  16,294
    Service cost....................................     4,706         4,744            245           408
    Interest cost...................................     4,991         4,541          1,305         1,153
    Actuarial gain..................................   (10,097)       (4,192)          (774)          (24)
    Benefits paid...................................    (1,703)       (1,520)          (438)         (440)
    Plan amendment..................................         -             -            148             -
                                                     ---------     ---------      ---------     ---------
   Benefit obligation at end of year............... $  66,839      $  68,942      $  17,877     $  17,391
                                                     =========     =========      =========     =========
   Change in plan assets:
    Fair value of plan assets at beginning of year.. $  60,852     $  55,454      $       -     $       -
    Actual return on plan assets....................     8,419         2,214              -             -
    Employer contributions..........................       982         4,704            438           440
    Benefits paid...................................    (1,703)       (1,520)          (438)         (440)
                                                     ---------     ---------      ---------     ---------
    Fair value of plan assets at end of year........ $  68,550     $  60,852      $       -     $       -
                                                     =========     =========      =========     =========
   Reconciliation of funded status:
    Funded status................................... $   1,712     $  (8,090)     $ (17,877)    $ (17,391)
    Unrecognized net (gain) loss....................    (5,596)        8,026          1,798         2,664
    Unrecognized prior service cost.................      (103)         (138)         4,111         4,431
    Unrecognized net transition asset...............         9            19             31            58
                                                     ---------     ---------      ---------     ---------
    Net liability recognized........................ $  (3,978)    $    (183)     $ (11,937)    $ (10,238)
                                                     =========     =========      =========     =========
   Amounts recognized in the statement of
    financial position consist of:
    Accrued benefit liability......................  $  (3,978)    $    (183)     $ (15,565)    $ (13,599)
    Intangible asset...............................          -             -          3,628         3,361
                                                     ---------     ---------      ---------     ---------
    Net liability recognized.......................  $  (3,978)    $    (183)     $ (11,937)    $ (10,238)
                                                     =========     =========      =========     =========

   In determining the present values of benefit obligations, our actuaries assumed discount rates of 8.0% and 7.5% at the measurement dates of June 30, 2000 and 1999, respectively. The assumed rate of increase in compensation levels was 4% for the qualified plans and 5% for the non-qualified plan in 2000 and 1999. The long-term rate of return on assets was 8.5% in both years. Assets of the qualified plans consist primarily of listed stocks and bonds.

                      JACK IN THE BOX INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  (Dollars in thousands, except per share data)
                                   (continued)

5. RETIREMENT, SAVINGS AND BONUS PLANS (continued)

   The components of the fiscal year net defined benefit pension cost are as follows:

                                                  Qualified plans                     Non-qualified plan
                                         ---------------------------------    --------------------------------
                                           2000        1999        1998         2000        1999        1998
                                         --------    --------    --------     --------    --------    --------
      Service cost.....................  $  4,706    $  4,744    $  3,116     $    245    $    408    $    342
      Interest cost....................     4,991       4,541       4,047        1,305       1,153       1,006
      Expected return on plan assets...    (5,082)     (5,257)     (4,458)           -           -           -
      Net amortization.................       162         426         (26)         587         601         495
                                         --------    --------    --------     --------    --------    --------
      Net periodic pension cost........  $  4,777    $  4,454    $  2,679     $  2,137    $  2,162    $  1,843
                                         ========    ========    ========     ========    ========    ========

   We maintain a savings plan pursuant to Section 401(k) of the Internal Revenue Code, which allows administrative and clerical employees who have satisfied the service requirements and reached age 21, to defer from 2% to 12% of their pay on a pre-tax basis. We contribute an amount equal to 50% of the first 4% of compensation that is deferred by the participant. Our contributions under this plan were $1,426, $1,328 and $1,141 in 2000, 1999 and 1998, respectively. We also maintain an unfunded, non-qualified deferred compensation plan, which was created in 1990 for key executives and other members of management who were then excluded from participation in the qualified savings plan. This plan allows participants to defer up to 15% of their salary on a pre-tax basis. We contribute an amount equal to 100% of the first 3% contributed by the employee. Our contributions under the non-qualified deferred compensation plan were $609, $481 and $372 in 2000, 1999 and 1998, respectively. In each plan, a participant's right to Company contributions vests at a rate of 25% per year of service.

   We maintain a bonus plan that allows certain officers and management of the Company to earn annual bonuses based upon achievement of certain financial and performance goals approved by the compensation committee of our Board of Directors. Under this plan, $4,654, $6,390 and $3,834 was expensed in 2000, 1999 and 1998, respectively.

   We maintain a deferred compensation plan for non-management directors. Under the plan's equity option, those who are eligible to receive directors' fees or retainers may choose to defer receipt of their compensation. The amounts deferred are converted into stock equivalents at the then current market price of our common stock. We provide a deferment credit equal to 25% of the compensation initially deferred. Under this plan, a total of $0, $562 and $262 was expensed in 2000, 1999 and 1998, respectively, for both the deferment credit and the stock appreciation on the deferred compensation.

                      JACK IN THE BOX INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  (Dollars in thousands, except per share data)
                                   (continued)

6. POSTRETIREMENT BENEFIT PLAN

   We sponsor a health care plan that provides postretirement medical benefits for employees who meet minimum age and service requirements. The plan is contributory, with retiree contributions adjusted annually, and contains other cost-sharing features such as deductibles and coinsurance. Our policy is to fund the cost of medical benefits in amounts determined at the discretion of management.

                                                              2000       1999
                                                            --------   --------
        Change in benefit obligation:
          Benefit obligation at beginning of year.........  $ 16,465   $ 16,270
          Service cost....................................       586        638
          Interest cost...................................     1,233      1,137
          Actuarial gain..................................    (1,420)    (1,403)
          Benefits paid...................................       (95)      (177)
                                                            --------   --------
          Benefit obligation at end of year...............  $ 16,769   $ 16,465
                                                            ========   ========
        Change in plan assets:
          Fair value of plan assets at beginning of year..  $      -   $      -
          Employer contributions..........................        95        177
          Benefits paid...................................       (95)      (177)
                                                            --------   --------
          Fair value of plan assets at end of year........  $      -   $      -
                                                            ========   ========
        Reconciliation of funded status:
          Funded status...................................  $(16,769)  $(16,465)
          Unrecognized net gain...........................    (3,351)    (1,965)
                                                            --------   --------
          Net liability recognized........................  $(20,120)  $(18,430)
                                                            ========   ========

   All of the net liability recognized in the reconciliation of funded status is included as an accrued benefit liability in the statements of financial position.

   In determining the above information, our actuaries assumed a discount rate of 8.0% and 7.5% at the measurement dates of June 30, 2000 and 1999, respectively.

   The components of the fiscal year net periodic postretirement benefit cost are as follows:

                                                  2000       1999        1998
                                                -------    --------    --------

        Service cost..........................  $   586    $    638    $    517
        Interest cost.........................    1,233       1,137       1,021
        Net amortization......................      (34)          -         (88)
                                                -------    --------    --------
        Net periodic pension cost.............  $ 1,785    $  1,775    $  1,450
                                                =======    ========    ========

   For measurement purposes, an 8.0% annual rate of increase in the per capita cost of covered benefits (i.e., health care cost trend rate) was assumed for 2000 for plan participants under age 65, the rate was assumed to decrease .5% per year to 5.0% by the year 2006 and remain at that level thereafter. For plan participants age 65 years or older, a 6.0% annual health care cost trend rate was assumed for 2000, the rate was assumed to decrease .5% per year to 4.0% by the year 2004 and remain at that level thereafter. The health care cost trend rate assumption has a significant effect on the amounts reported. For example, increasing the assumed health care cost trend rates by one percentage point in each year would increase the accumulated postretirement benefit obligation as of October 1, 2000 by $3,553, or 21%, and the aggregate of the service and interest cost components of net periodic postretirement benefit cost for 2000 by $483 or 27%.

                      JACK IN THE BOX INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  (Dollars in thousands, except per share data)
                                   (continued)

7. STOCK OPTIONS

   We offer stock option plans to attract, retain and motivate key officers, non-employee directors and employees by providing for or increasing the proprietary interests of such persons to work toward the future financial success of the Company.

   In January 1992, we adopted the 1992 Employee Stock Incentive Plan (the "1992 Plan") and, as part of a merger, assumed outstanding options to employees under our predecessor's 1990 Stock Option Plan and assumed contractually the options to purchase 42,750 shares of common stock granted to two non-employee directors of the Company. Under the 1992 Plan, employees are eligible to receive stock options, restricted stock and other various stock-based awards. Subject to certain adjustments, up to a maximum of 3,775,000 shares of common stock may be sold or issued under the 1992 Plan. No awards shall be granted after January 16, 2002, although stock may be issued thereafter pursuant to awards granted prior to such date.

   In August 1993, we adopted the 1993 Stock Option Plan (the "1993 Plan"). Under the 1993 Plan, employees who do not receive stock options under the 1992 Plan are eligible to receive annually stock options with an aggregate exercise price equivalent to a percentage of their eligible earnings. Subject to certain adjustments, up to a maximum of 3,000,000 shares of common stock may be sold or issued under the 1993 Plan. No awards shall be granted after December 11, 2003, although common stock may be issued thereafter pursuant to awards granted prior to such date.

   In February 1995, we adopted the Non-Employee Director Stock Option Plan (the "Director Plan"). Under the Director Plan, any eligible director of Jack in the Box Inc. who is not an employee of the Company or its subsidiaries is granted annually an option to purchase shares of common stock at fair market value. The actual number of shares that may be purchased under the option is based on the relationship of a portion of each director's compensation to the fair market value of the common stock, but is limited to fewer than 10,000 shares. Subject to certain adjustments, up to a maximum of 650,000 shares of common stock may be sold or issued under the Director Plan. Unless sooner terminated, no awards shall be granted after February 17, 2005, although common stock may be issued thereafter pursuant to awards granted prior to such date.

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

                      JACK IN THE BOX INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  (Dollars in thousands, except per share data)
                                   (continued)

7. STOCK OPTIONS (continued)

   The following is a summary of stock option activity for the three fiscal years ended October 1, 2000:

                                                 Option exercise price per share
                                                 -------------------------------
                                                                     Weighted
                                          Shares         Range        average
                                        ---------    -------------   ----------
   Balance at September 28, 1997.....   3,157,034    $   .96-12.63    $  7.90
       Granted.......................     761,046      17.44-19.06      18.93
       Exercised.....................    (198,200)      1.13-12.63       8.27
       Canceled......................    (108,759)      5.75-19.06      11.37
                                        ---------
   Balance at September 27, 1998.....   3,611,121        .96-19.06      10.10
       Granted.......................     655,541      13.56-26.63      26.24
       Exercised.....................    (297,148)       .96-19.06       9.00
       Canceled......................    (105,801)      5.75-26.63      15.27
                                        ---------
   Balance at October 3, 1999........   3,863,713        .96-26.63      12.78
       Granted.......................     699,574      23.25-23.88      23.25
       Exercised.....................    (377,935)       .96-19.06       3.92
       Canceled......................    (128,922)      5.75-26.63      20.39
                                        ---------
   Balance at October 1, 2000........   4,056,430       1.13-26.63      15.16
                                        =========

   The following is a summary of stock options outstanding at October 1, 2000:

                                    Options outstanding                   Options exercisable
                       --------------------------------------------    ------------------------
                                      Weighted average    Weighted                     Weighted
                                          remaining        average                     average
       Range of           Number         contractual      exercise        Number       exercise
    exercise prices    outstanding      life in years       price      exercisable      price
    ---------------    -----------    ----------------   ----------    -----------    ---------
     $ 1.13 -  6.38       627,661            3.19         $  3.87        626,838      $  3.87
       6.50 - 11.00       894,764            3.83            8.78        857,022         8.83
      12.13 - 19.06     1,272,288            7.48           15.73        808,786        14.64
      23.25 - 26.63     1,261,717            9.47           24.72        222,127        24.98
                        ---------                                      ---------
       1.13 - 26.63     4,056,430            6.63           15.16      2,514,773        10.90
                        =========                                      =========

   At October 1, 2000, October 3, 1999 and September 27, 1998, the number of options exercisable were 2,514,773, 2,503,009 and 2,239,930, respectively, and the weighted average exercise price of those options were $10.90, $8.62 and $7.32, respectively.

   For purposes of the following pro forma disclosures required by SFAS 123, the fair value of each option granted after fiscal year 1995 has been estimated on the date of grant using the Black-Scholes option-pricing model. Valuation models require the input of highly subjective assumptions, including the expected volatility of the stock price. Therefore, in management's opinion, the existing models do not provide a reliable single measure of the value of employee stock options. The following assumptions were used for grants: risk-free interest rates of 5.9%, 5.5% and 5.7% in 2000, 1999 and 1998, respectively; expected volatility of 40%, 35% and 34%, respectively; and an expected life of six years in each year. We have not paid any cash or other dividends and do not anticipate paying dividends in the foreseeable future, therefore the expected dividend yield is zero.

                      JACK IN THE BOX INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  (Dollars in thousands, except per share data)
                                   (continued)

7. STOCK OPTIONS (continued)

   The weighted average fair value of options granted was $11.26 in 2000, $11.58 in 1999 and $8.32 in 1998. Had compensation expense been recognized for stock-based compensation plans in accordance with provisions of SFAS 123, the Company would have recorded net earnings of $97,620, or $2.55 per basic share and $2.48 per diluted share, in 2000; $74,391, or $1.95 per basic share and $1.89 per diluted share, in 1999 and $65,011, or $1.66 per basic share and $1.62 per diluted share, in 1998.

   For the pro forma disclosures, the options' estimated fair values were amortized over their vesting periods of up to five years. The pro forma disclosures do not include a full five years of grants since SFAS 123 does not apply to grants before 1995. Therefore, these pro forma amounts are not indicative of anticipated future disclosures.

8. STOCKHOLDERS' EQUITY

   We have 15,000,000 shares of preferred stock authorized for issuance at a par value of $.01 per share. No shares have been issued.

   On July 26, 1996, the Board of Directors declared a dividend of one preferred stock purchase right (a "Right") for each outstanding share of our common stock, which Rights expire on July 26, 2006. Each Right entitles a stockholder to purchase for an exercise price of $40, subject to adjustment, one one-hundredth of a share of the Company's Series A Junior Participating Cumulative Preferred Stock, or, under certain circumstances, shares of common stock of Jack in the Box Inc. or a successor company with a market value equal to two times the exercise price. The Rights would only become exercisable for all other persons when any person has acquired or commences to acquire a beneficial interest of at least 20% of the Company's outstanding common stock. The Rights have no voting privileges and may be redeemed by the Board of Directors at a price of $.001 per Right at any time prior to or shortly after the acquisition of a beneficial ownership of 20% of the outstanding common shares. There are 383,486 shares of Series A Junior Participating Cumulative Preferred Stock reserved for issuance upon exercise of the Rights.

   At October 1, 2000, we had 6,068,724 shares of common stock reserved for issuance upon the exercise of stock options.

                      JACK IN THE BOX INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  (Dollars in thousands, except per share data)
                                   (continued)

9.  AVERAGE SHARES OUTSTANDING

    Fiscal year net earnings per share is based on the weighted average number of shares outstanding during the year, determined as follows:

                                                         2000         1999        1998
                                                      ----------   ----------   ----------
    Shares outstanding, beginning of fiscal year....  38,276,460   37,927,925   39,096,815
    Effect of common stock issued...................     200,074      215,635      144,739
    Effect of common stock reacquired...............    (209,048)           -     (150,047)
                                                      ----------   ----------   ----------
    Weighted average shares outstanding - basic.....  38,267,486   38,143,560   39,091,507
    Assumed additional shares issued upon exercise
      of stock options and warrants, net of shares
      reacquired at the average market price........   1,066,579    1,136,949    1,021,378
                                                      ----------   ----------   ----------
    Weighted average shares outstanding - diluted...  39,334,065   39,280,509   40,112,885
                                                      ==========   ==========   ==========

    The diluted weighted average shares outstanding computation excludes 1,047,684, 345,040 and 290,042 antidilutive stock options in 2000, 1999 and
    1998, respectively.

10. CONTINGENCIES AND LEGAL MATTERS

    In 1998, we settled litigation filed against various meat suppliers seeking reimbursement for all damages, costs and expenses incurred in connection with food-borne illness attributed to hamburgers served at JACK IN THE BOX restaurants in 1993. In the settlement we received approximately $58.5 million, of which a net of approximately $45.8 million was realized after litigation costs and before income taxes (the "Litigation Settlement"). The net Litigation Settlement is reflected in other revenues in 1998.

    On February 2, 1995, an action by Concetta Jorgensen was filed against us in the U.S. District Court in San Francisco, California alleging that restrooms at a JACK IN THE BOX restaurant failed to comply with laws regarding disabled persons and seeking damages in unspecified amounts, punitive damages, injunctive relief, attorneys' fees and prejudgment interest. In an amended complaint, damages were also sought on behalf of all physically disabled persons who were allegedly denied access to restrooms at the restaurant. In February 1997, the Court ordered that the action for injunctive relief proceed as a nationwide class action on behalf of all persons in the United States with mobility disabilities. We have reached agreement on settlement terms both as to the individual plaintiff Concetta Jorgensen and the claims for injunctive relief, and the settlement agreement has been approved by the U.S. District Court. The settlement requires us to make access improvements at Company-operated restaurants to comply with the standards set forth in the ADA Access Guidelines. The settlement requires compliance at Company-operated restaurants by October 2005. We have begun to make modifications to our restaurants to improve accessibility and anticipate investing an estimated $24 million in capital improvements in connection with these modifications, including approximately $11 million spent through October 1, 2000. Similar claims have been made against JACK IN THE BOX franchisees and us relating to franchised locations which may not be in compliance with the ADA. A settlement agreement has been reached which provides for injunctive relief requiring franchisees to bring their franchised restaurants into compliance with the ADA, and requiring payment by us of monitoring expenses to ensure compliance and attorney's fees.

    We are also subject to normal and routine litigation. The amount of liability from the claims and actions against us cannot be determined with certainty, but in the opinion of management, the ultimate liability from all pending legal proceedings, asserted legal claims and known potential legal claims which are probable of assertion should not materially affect our results of operations and liquidity.

                      JACK IN THE BOX INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  (Dollars in thousands, except per share data)
                                   (continued)

10. CONTINGENCIES AND LEGAL MATTERS (continued)

    We have six wholly-owned subsidiaries, consisting of CP Distribution Co., CP Wholesale Co., Jack in the Box, Inc. (an inactive New Jersey corporation), Foodmaker International Franchising Inc. (collectively, the "Subsidiary Guarantors") and two other non-guarantor subsidiaries (collectively, the "Non-Guarantor Subsidiaries"). The Subsidiary Guarantors comprise all of the direct and indirect subsidiaries of the Company (other than the Non-Guarantor Subsidiaries which conduct no material operations, have no significant assets on a consolidated basis and account for only an insignificant share of our consolidated revenues). Each of the Subsidiary Guarantors' guarantees of our $125 million senior subordinated notes is full, unconditional and joint and several. The Subsidiary Guarantors have no significant operations or any significant assets or liabilities on a consolidated basis, other than guarantees of indebtedness of the Company, and therefore, no separate financial statements of the Subsidiary Guarantors are presented because management has determined that they are not material to investors.

                      JACK IN THE BOX INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  (Dollars in thousands, except per share data)
                                   (continued)

11. SUPPLEMENTAL FINANCIAL STATEMENT INFORMATION

                                                        October 1,   October 3,
                                                          2000          1999
                                                       ----------    ----------

    Accounts receivable:
       Trade........................................   $    5,871    $    7,989
       Construction advances........................        4,857         2,835
       Notes........................................          455            67
       Other........................................        3,579         2,929
       Allowances for doubtful accounts.............       (1,095)       (1,829)
                                                       ----------    ----------
                                                       $   13,667    $   11,991
                                                       ==========    ==========
    Other Assets:
       Trading area rights, net of amortization
         of $33,183 and $29,057, respectively.......   $   71,565    $   73,033
       Lease acquisition costs, net of amortization
         of $26,088 and $24,625, respectively.......       13,746        15,352
       Other, net of amortization
         of $16,071 and $14,681, respectively.......       42,750        40,741
                                                       ----------    ----------
                                                       $  128,061    $  129,126
                                                       ==========    ==========
    Accrued liabilities:
       Payroll and related taxes....................   $   47,842    $   43,066
       Sales and property taxes.....................       15,364        17,978
       Insurance....................................       27,696        28,548
       Advertising..................................       11,419        15,517
       Capital improvements.........................       13,142        14,753
       Interest.....................................        6,864         7,092
       Income tax liabilities.......................        5,887        30,767
       Other........................................       25,142        25,430
                                                       ----------    ----------
                                                       $  153,356    $  183,151
                                                       ==========    ==========

                      JACK IN THE BOX INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  (Dollars in thousands, except per share data)
                                   (continued)

12. QUARTERLY RESULTS OF OPERATIONS (Unaudited)


                                  16 weeks       12 weeks ended         13 weeks
                                   ended      ---------------------       ended
                                  Jan. 17,    Apr. 11,      July 4,      Oct. 3,
    Fiscal Year 1999                1999        1999         1999          1999
    ---------------------------   --------    --------     --------     --------

    Revenues...................   $407,134    $321,973     $342,448     $385,344
    Gross profit...............     78,873      81,047       71,495       82,489
    Net earnings...............     15,751      24,987       17,377       18,343
    Net earnings per share:
        Basic..................        .41         .66          .45          .48
        Diluted................        .40         .64          .44          .47


                                  16 weeks               12 weeks ended
                                   ended      ----------------------------------
                                  Jan. 23,     Apr. 16,     July 9,      Oct. 1,
    Fiscal Year 2000                2000         2000        2000         2000
    ---------------------------   --------    --------     --------     --------

    Revenues...................   $476,806    $370,495     $390,311     $395,700
    Gross profit...............     94,110      74,243       82,150       80,885
    Net earnings...............     20,392      16,085       20,808       42,979
    Net earnings per share:
        Basic..................        .53         .42          .54         1.12
        Diluted................        .52         .41          .53         1.09