Form 10-Q
period 2001-01-21
JACK IN THE BOX INC /NEW/
filed 2001-03-07
CIK 807882

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-Q


                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


                 For the quarterly period ended January 21, 2001
                                                ----------------

                           Commission file no. 1-9390
                                               ------

                              JACK IN THE BOX INC.
        ----------------------------------------------------------------
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

Number of shares of common stock, $.01 par value, outstanding as of the close of business February 26, 2001 - 38,652,684.

                      JACK IN THE BOX INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS
                                 (In thousands)

                                                     January 21,    October 1,
                                                        2001           2000
--------------------------------------------------- ------------   -----------
                                                     (Unaudited)
                                     ASSETS
Current assets:
   Cash and cash equivalents....................... $     5,277     $    6,836
   Accounts receivable, net........................      13,373         13,667
   Inventories.....................................      28,012         25,722
   Prepaid expenses................................      14,782         19,329
   Assets held for sale and leaseback..............      32,948         33,855
                                                    -----------     ----------
     Total current assets..........................      94,392         99,409
                                                    -----------     ----------

Property and equipment, at cost....................   1,000,576        967,832
   Accumulated depreciation and amortization.......    (302,274)      (288,474)
                                                    -----------     ----------
     Property and equipment, net...................     698,302        679,358
                                                    -----------     ----------

Trading area rights, net...........................      70,731         71,565

Lease acquisition costs, net.......................      13,273         13,746

Other assets, net..................................      43,448         42,750
                                                    -----------     ----------

     TOTAL......................................... $   920,146     $  906,828
                                                    ===========     ==========

                      LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
   Current maturities of long-term debt............ $     2,097     $    2,034
   Accounts payable................................      43,952         53,082
   Accrued expenses................................     150,330        153,356
                                                    -----------     ----------
     Total current liabilities.....................     196,379        208,472
                                                    -----------     ----------

Deferred income taxes..............................      12,922         12,468

Long-term debt, net of current maturities..........     279,048        282,568

Other long-term liabilities........................      89,700         86,968

Stockholders' equity:
   Common stock....................................         417            415
   Capital in excess of par value..................     296,583        294,380
   Retained earnings...............................      85,856         61,817
   Treasury stock..................................     (40,759)       (40,260)
                                                    -----------     ----------
     Total stockholders' equity....................     342,097        316,352
                                                    -----------     ----------

     TOTAL......................................... $   920,146     $  906,828
                                                    ===========     ==========


          See accompanying notes to consolidated financial statements.

                      JACK IN THE BOX INC. AND SUBSIDIARIES

                  UNAUDITED CONSOLIDATED STATEMENTS OF EARNINGS
                      (In thousands, except per share data)


                                                        Sixteen Weeks Ended
                                                    ---------------------------
                                                     January 21,    January 23,
                                                        2001           2000
--------------------------------------------------  ------------    -----------

Revenues:
   Restaurant sales................................ $   506,537     $  448,226
   Distribution and other sales....................      19,292         15,528
   Franchise rents and royalties...................      13,362         12,640
   Other...........................................       1,551            412
                                                    -----------     ----------
                                                        540,742        476,806
                                                    -----------     ----------
Costs and expenses:
   Costs of revenues:
      Restaurant costs of sales....................     156,167        139,988
      Restaurant operating costs...................     252,053        221,234
      Costs of distribution and other sales........      18,800         15,332
      Franchised restaurant costs..................       6,205          6,142
   Selling, general and administrative.............      60,770         53,533
   Interest expense................................       8,008          8,285
                                                    -----------     ----------
                                                        502,003        444,514
                                                    -----------     ----------

Earnings before income taxes.......................      38,739         32,292

Income taxes.......................................      14,700         11,900
                                                    -----------     ----------

Net earnings....................................... $    24,039     $   20,392
                                                    ===========     ==========

Net earnings per share:
   Basic........................................... $       .63     $      .53
   Diluted......................................... $       .61     $      .52

Weighted-average shares outstanding:
   Basic...........................................      38,429         38,256
   Diluted.........................................      39,506         39,395










          See accompanying notes to consolidated financial statements.

                      JACK IN THE BOX INC. AND SUBSIDIARIES

                 UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)


                                                        Sixteen Weeks Ended
                                                    ---------------------------
                                                    January 21,     January 23,
                                                       2001            2000
---------------------------------------------------------------     -----------

Cash flows from operations:
    Net earnings................................... $    24,039     $   20,392

    Non-cash items included above:
       Depreciation and amortization...............      19,098         16,615
       Deferred finance cost amortization..........         639            637
       Deferred income taxes.......................         454            300
    Decrease in receivables........................         294          3,334
    Increase in inventories........................      (2,290)        (2,621)
    Decrease in prepaid expenses...................       4,547          4,033
    Decrease in accounts payable...................      (9,130)       (16,441)
    Increase (decrease) in other liabilities.......         828        (20,347)
                                                    -----------     ----------
       Cash flows provided by operations...........      38,479          5,902
                                                    -----------     ----------

Cash flows from investing activities:
    Additions to property and equipment............     (38,882)       (24,492)
    Dispositions of property and equipment.........       1,773          1,096
    Increase in trading area rights................        (453)        (1,060)
    Increase in other assets.......................      (1,507)        (1,738)
    Decrease (increase) in assets held
     for sale and leaseback........................         907         (5,231)
                                                    -----------     ----------
       Cash flows used in investing activities.....     (38,162)       (31,425)
                                                    -----------     ----------

Cash flows from financing activities:
    Borrowings under revolving bank loans..........     106,500        158,000
    Principal repayments under revolving
      bank loans...................................    (109,500)      (134,000)
    Proceeds from issuance of long-term debt.......           -            825
    Principal payments on long-term debt,
       including current maturities................        (582)          (508)
    Repurchase of common stock.....................        (499)        (2,436)

    Proceeds from issuance of common stock.........       2,205            197
                                                    -----------     ----------
       Cash flows provided by (used in)
         financing activities......................      (1,876)        22,078
                                                    -----------     ----------

Net decrease in cash and cash equivalents.......... $    (1,559)    $   (3,445)
                                                    ===========     ==========



          See accompanying notes to consolidated financial statements.

                      JACK IN THE BOX INC. AND SUBSIDIARIES

              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

1. The accompanying unaudited consolidated financial statements of Jack in the Box Inc. (the "Company") and its subsidiaries do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In our opinion, all adjustments, consisting only of normal recurring adjustments, considered necessary for a fair presentation of financial condition and results of operations for the interim periods have been included. Operating results for any interim period are not necessarily indicative of the results for any other interim period or for the full year. We report results quarterly with the first quarter having 16 weeks and each remaining quarter having 12 weeks. Certain financial statement reclassifications have been made in the prior year to conform to the current year presentation. These financial statements should be read in conjunction with the fiscal year 2000 financial statements.

2. We use interest rate derivative instruments to manage our exposure to variability in interest rates related to our bank credit facility, foreign currency exchange derivatives to manage our exposure to rising beef prices and commodity derivatives to manage our exposure to commodity price fluctuations. We do not speculate using derivative instruments and purchase derivative instruments only for the purpose of risk management.

     Effective October 2, 2000, we adopted Statement of Financial Accounting Standards ("SFAS") 133, Accounting for Derivative Instruments and Hedging Activities, as amended by SFAS 137 and 138, which establishes accounting and reporting standards for derivative instruments and hedging activities. SFAS 133 requires that entities recognize all derivatives as either assets or liabilities in the balance sheet and measure those instruments at fair value. Accounting for changes in the fair value of a derivative depends on the intended use and resulting designation of the derivative. For derivatives designated as hedges, changes in the fair value are either offset against the change in fair value of the assets or liabilities through earnings or recognized in other comprehensive income in the balance sheet until the hedged item is recognized in earnings.

     Upon the adoption of SFAS 133, we did not designate our interest rate swap, foreign currency exchange and commodity derivatives as hedge transactions. The transition adjustment recorded upon the adoption of SFAS 133 was not material to our consolidated statement of earnings. The changes in the fair value of our foreign currency exchange and commodity derivatives are included in costs of goods sold and the fair value of our interest rate swap is included in interest expense in the accompanying unaudited consolidated statement of earnings for the quarter ended January 21, 2001.

3. The 2001 income tax provision reflects the projected annual tax rate of 38% of earnings before income taxes. The income tax provision for the 16 weeks ended January 23, 2000 was 37% of earnings before income taxes and was subsequently adjusted in the fourth quarter of last year to the effective annual rate of 18% of pretax earnings, primarily due to a $22.9 million income tax benefit recognized as a result of the favorable settlement with the U.S. Internal Revenue Service of a tax case related to the disposition in November 1995 of our interest in Family Restaurants, Inc. The favorable income tax rates result from our ability to realize previously unrecognized tax benefits. The actual 2001 annual tax rate cannot be determined until the end of the fiscal year; thus the rate could differ from our current expectations.

4. We are subject to normal and routine litigation. The amount of liability from the claims and actions against us cannot be determined with certainty, but in the opinion of management, the ultimate liability from all pending legal proceedings, asserted legal claims and known potential legal claims which are probable of assertion should not materially affect our results of operations and liquidity.

                      JACK IN THE BOX INC. AND SUBSIDIARIES

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

     All comparisons under this heading between 2001 and 2000 refer to the 16-week periods ended January 21, 2001 and January 23, 2000, respectively, unless otherwise indicated.

     Company-operated restaurant sales increased $58.3 million, or 13.0%, to $506.5 million in 2001 from $448.2 million in 2000, reflecting increases in both the number of Company-operated restaurants and in per store average ("PSA") sales. The average number of Company-operated restaurants increased 10.1% to 1,325 in 2001 from 1,203 restaurants in 2000. PSA sales for comparable Company-operated restaurants, those open more than one year, grew 4.3% in 2001 compared with the same period in 2000. PSA sales growth, compared to a year ago, resulted from increases in average transaction amounts of 3.4% and average number of transactions of .9%. We believe that the sales growth is due to effective advertising and strategic initiatives, including our ongoing guest focus on food quality, service and promotions.

     Distribution and other sales increased $3.8 million to $19.3 million in 2001 from $15.5 million in 2000. Distribution sales of food and supplies to franchisees increased $3.0 million to $11.5 million in 2001 from $8.5 million in 2000, primarily due to increases in the number of restaurants serviced by our distribution division and PSA sales growth at franchise restaurants. Other sales from fuel and convenience store operations increased $.8 million to $7.8 million in 2001 from $7.0 million in 2000 as the number of locations we operate grew to eight at the end of the quarter compared with seven a year ago.

     Franchise rents and royalties increased $.8 million to $13.4 million in 2001 from $12.6 million in 2000, or 10.8% of franchise restaurant sales in 2001 and 10.5% in 2000. Franchise restaurant sales grew to $124.3 million in 2001 from $120.6 million in 2000, benefiting from our strategic initiatives. Franchise rents and royalties grew as a percentage of sales in 2001 primarily due to increases in rents at certain franchised restaurants.

     Other revenues, typically interest income from investments and notes receivable, increased to $1.6 million in 2001 from $.4 million in 2000. In 2001, other revenues also included franchising gains of $1.0 million which result from the conversion of Company-operated restaurants to franchises.

     Restaurant costs of sales, which include food and packaging costs, increased with sales growth and the addition of Company-operated restaurants to $156.2 million in 2001 from $140.0 million in 2000. As a percent of restaurant sales, costs of sales declined to 30.8% in 2001 from 31.2% in 2000, primarily due to lower ingredient costs, especially beef, cheese and poultry.

     Restaurant operating costs also increased with sales growth and additional restaurants to $252.1 million, or 49.8% of sales, in 2001 from $221.2 million, or 49.4% of sales, in 2000. The higher percentage of costs in 2001 reflects higher percentages of utilities, occupancy and labor-related expenses.

     Costs of distribution and other sales increased to $18.8 million in 2001 from $15.3 million in 2000, reflecting an increase in the related sales. As a percent of distribution and other sales, these costs declined to 97.4% in 2001 compared to 98.7% a year ago, reflecting a slightly improved margin from our fuel and convenience store operations.

     Franchise restaurant costs, which consist principally of rents and depreciation on properties leased to franchisees and other miscellaneous costs, increased slightly to $6.2 million in 2001 from $6.1 million in 2000.

     Selling, general and administrative costs increased to $60.8 million in 2001 from $53.5 million in 2000. Advertising and promotion costs increased $3.0 million to $25.8 million in 2001 from $22.8 million in 2000, approximately 5.1% of restaurant sales in both quarters. General, administrative and other costs were approximately 6.5% of revenues in both quarters.

     Interest expense declined to $8.0 million in 2001 from $8.3 million in 2000 reflecting a reduction in total average debt outstanding.

     The 2001 income tax provision reflects the projected annual tax rate of 38% of earnings before income taxes. The income tax provision for the 16 weeks ended January 23, 2000 was 37% of earnings before income taxes and was subsequently adjusted in the fourth quarter of last year to the effective annual rate of 18% of pretax earnings, primarily due to a $22.9 million income tax benefit recognized as a result of the favorable settlement with the U.S. Internal Revenue Service of a tax case related to the disposition in November 1995 of our interest in Family Restaurants, Inc. The favorable income tax rates result from our ability to realize previously unrecognized tax benefits. The actual 2001 annual tax rate cannot be determined until the end of the fiscal year; thus the rate could differ from our current expectations.

     Net earnings increased $3.6 million, or $.09 per diluted share, to $24.0 million, or $.61 per diluted share, in 2001 from $20.4 million, or $.52 per diluted share, in 2000. Earnings improved nearly 18%, principally due to the impact of sales growth.

LIQUIDITY AND CAPITAL RESOURCES

     Cash and cash equivalents decreased $1.5 million to $5.3 million at January 21, 2001 from $6.8 million at the beginning of the fiscal year. We expect to maintain low levels of cash and cash equivalents, reinvesting available cash flows from operations to develop new or enhance existing restaurants, and to reduce borrowings under the revolving credit agreement.

     Our working capital deficit decreased $7.1 million to $102.0 million at January 21, 2001 from $109.1 million at October 1, 2000, primarily due to a decline in current liabilities. The Company and the restaurant industry in general maintain relatively low levels of accounts receivable and inventories and vendors grant trade credit for purchases such as food and supplies. We also continually invest in our business through the addition of new units and refurbishment of existing units, which are reflected as long-term assets and not as part of working capital.

     Our revolving bank credit agreement provides for a credit facility expiring in 2003 of up to $175 million, including letters of credit of up to $25 million. At January 21, 2001, we had borrowings of $63 million and approximately $100.7 million of availability under the agreement. Total debt outstanding decreased slightly to $281.1 million at January 1, 2001 from $284.6 million at the beginning of the fiscal year.

     We are subject to a number of covenants under our various debt instruments including limitations on additional borrowings, capital expenditures, lease commitments and dividend payments, and requirements to maintain certain financial ratios, cash flows and net worth. In September 1999, the collateral securing the bank credit facility was released. However, the real and personal property previously held as collateral for the bank credit facility cannot be used to secure other indebtedness of the Company. In addition, certain of our real and personal property secure other indebtedness.

     We require capital principally to grow the business through new restaurant construction, as well as to maintain, improve and refurbish existing restaurants, and for general operating purposes. Our primary sources of liquidity are expected to be cash flows from operations, the revolving bank credit facility, and the sale and leaseback of restaurant properties. Additional potential sources of liquidity include financing opportunities and the conversion of Company-operated restaurants to franchised restaurants. Based upon current levels of operations and anticipated growth, we expect that cash flows from operations, combined with other financing alternatives available, will be sufficient to meet debt service, capital expenditure and working capital requirements.

     Although the amount of liability from claims and actions against us cannot be determined with certainty, we believe the ultimate liability of such claims and actions should not materially affect our results of operations and liquidity.

     On December 3, 1999, our Board of Directors authorized the purchase of our outstanding common stock in the open market for an aggregate amount not to exceed $10 million. Through January 21, 2001, we had acquired 330,800 shares in connection with this authorization for an aggregate cost of $6.3 million.

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     Our primary exposure relating to financial instruments is to changes in interest rates. We use interest rate swap agreements to reduce exposure to interest rate fluctuations. At January 21, 2001, we had a $25 million notional amount interest rate swap agreement expiring in June 2001. This agreement effectively converts a portion of our variable rate bank debt to fixed rate debt and has a pay rate of 6.4%.

     Our credit facility bears interest at an annual rate equal to the prime rate or the London Interbank Offered Rate ("LIBOR") plus an applicable margin based on a financial leverage ratio. As of January 21, 2001, our applicable margin was set at .625%. During the first quarter of fiscal year 2001, the average interest rate on the credit facility was 7.2%, including the impact of the interest rate swap.

     At January 21, 2001, a hypothetical one percentage point increase in short-term interest rates would result in a reduction of $.4 million in annual pre-tax earnings. The estimated reduction is based on holding the unhedged portion of bank debt at its January 21, 2001 level.

     At January 21, 2001, we had no other material financial instruments subject to significant market exposure. However, from time to time we enter into commodity and foreign currency contracts which could expose us to market risk.

CAUTIONARY STATEMENTS REGARDING FORWARD-LOOKING STATEMENTS

     This Quarterly Report on Form 10-Q contains forward-looking statements including, but not limited to, our expectations regarding our effective tax rate, our continuing investment in new restaurants and refurbishment of existing facilities and sources of liquidity. Forward-looking statements are generally identifiable by the use of the words "believe," "expect," "intend," "anticipate," "estimate," "project" and similar expressions. Forward-looking statements are subject to known and unknown risks and uncertainties which may cause actual results to differ materially from expectations. The following is a discussion of some of those factors. Our tax provision is highly sensitive to expected earnings and as expectations change our income tax provision may vary more significantly from quarter to quarter and year to year than companies which have been continuously profitable. However, our effective tax rates are expected to increase in the future. There can be no assurances that growth objectives in the regional domestic markets in which we operate will be met or that capital will be available for refurbishment of existing facilities. Multi-unit food service business such as JACK IN THE BOX restaurants can be materially and adversely affected by publicity about allegations of poor food quality, foreign objects in food, illness, injury or other health concerns with respect to the nutritional value of certain foods. We have experienced an increase in utility costs due to deregulations. We have also experienced power outages in certain areas and are uncertain if they will continue or spread to other areas. The deregulation of utilities and the continuation of power shortages or interruptions may adversely affect the profitability of our business in the areas in which they occur. Additional risk factors associated with our business are detailed in our most recent Annual Report on Form 10-K filed with the Securities and Exchange Commission.

NEW ACCOUNTING STANDARDS

     In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin 101 ("SAB101"), Revenue Recognition in Financial Statements, summarizing their views for applying generally accepted accounting principles to revenue recognition in financial statements. Although we have determined that the adoption of SAB101 should not have a material effect on our annual results of operations, it will impact the reporting of our franchise percentage rent between quarters within the year. As permitted by SAB101, we plan to adopt the new standard in the fourth quarter of fiscal year 2001 at which time we will restate the earlier quarters within the year.

PART II - OTHER INFORMATION

There is no information required to be reported for any items under Part II, except as follows:

Item 4.  Submission of Matters to a Vote of Security Holders.

     No matters were submitted to a vote of stockholders in the first quarter ended January 21, 2001. Our annual meeting was held February 23, 2001 at which the following matters were voted as indicated:

                                                      For             Withheld
                                                      ---             --------
1. Election of the following directors to serve until the next annual meeting of stockholders and until their successors are elected and qualified.

     Michael E. Alpert..........................   33,787,304          433,433
     Jay W. Brown...............................   33,857,944          362,793
     Paul T. Carter.............................   33,989,907          230,830
     Charles W. Duddles.........................   34,005,621          215,116
     Edward W. Gibbons..........................   34,004,925          215,812
     Alice B. Hayes, Ph.D.......................   34,002,728          218,009
     Murray H. Hutchison........................   34,004,150          216,587
     Robert J. Nugent...........................   33,858,662          362,075
     L. Robert Payne............................   33,994,067          226,670
     Kenneth R. Williams........................   34,003,978          216,759

                                         For      Against   Abstain   Not Voted
                                         ---      -------   -------   ---------
2.  Approval of the Performance
    Bonus Plan...................... 32,751,539   657,379   704,583    107,236

3.  Ratification of the appointment
    of KPMG LLP as independent
    accountants..................... 34,063,365    33,982   123,390          -

Item 6.   Exhibits and Reports on Form 8-K.

          (a)     Exhibits

                  Number    Description
                  ------    -----------

                   10.1 Sixth Amendment dated as of November 17, 2000 to the Revolving Credit Agreement dated as of April 1, 1998 by and between Jack in the Box Inc. and the Banks named therein.

           (b)    Reports on Form 8-K - None.

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


Date:  March 7, 2001