Form 10-Q
period 2001-04-15
JACK IN THE BOX INC /NEW/
filed 2001-05-30
CIK 807882

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-Q


                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


                  For the quarterly period ended April 15, 2001
                                                 --------------

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

Number of shares of common stock, $.01 par value, outstanding as of the close of business May 22, 2001 - 38,932,091.

                      JACK IN THE BOX INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS
                                 (In thousands)

                                                        April 15,     October 1,
                                                          2001          2000
                                                       -----------   ----------
                                                       (Unaudited)
                                     ASSETS
Current assets:
   Cash and cash equivalents........................   $    6,321   $    6,836
   Accounts receivable, net.........................       18,309       13,667
   Inventories......................................       29,496       25,722
   Prepaid expenses.................................       15,078       19,329
   Assets held for sale and leaseback...............       38,667       33,855
                                                       ----------   ----------
     Total current assets...........................      107,871       99,409
                                                       ----------   ----------

Property and equipment, at cost.....................    1,030,179      967,832
   Accumulated depreciation and amortization........     (313,237)    (288,474)
                                                       ----------   ----------
     Property and equipment, net....................      716,942      679,358
                                                       ----------   ----------

Trading area rights, net............................       70,847       71,565

Lease acquisition costs, net........................       13,087       13,746

Other assets, net...................................       43,346       42,750
                                                       ----------   ----------

     TOTAL..........................................   $  952,093   $  906,828
                                                       ==========   ==========

                      LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
   Current maturities of long-term debt.............   $    2,152   $    2,034
   Accounts payable.................................       37,401       53,082
   Accrued expenses.................................      162,282      153,356
                                                       ----------    ---------
     Total current liabilities......................      201,835      208,472
                                                       ----------    ---------

Deferred income taxes...............................       13,125       12,468

Long-term debt, net of current maturities...........      286,585      282,568

Other long-term liabilities.........................       88,303       86,968

Stockholders' equity:
   Common stock.....................................          420          415
   Capital in excess of par value...................      298,494      294,380
   Retained earnings................................      104,090       61,817
   Treasury stock...................................      (40,759)     (40,260)
                                                       ----------    ---------
     Total stockholders' equity.....................      362,245      316,352
                                                       ----------    ---------

     TOTAL..........................................   $  952,093    $ 906,828
                                                       ==========    =========


          See accompanying notes to consolidated financial statements.

                      JACK IN THE BOX INC. AND SUBSIDIARIES

                  UNAUDITED CONSOLIDATED STATEMENTS OF EARNINGS
                      (In thousands, except per share data)

                                                       Twelve Weeks Ended      Twenty-Eight Weeks Ended
                                                     ----------------------    ------------------------
                                                     April 15,    April 16,     April 15,    April 16,
                                                        2001         2000          2001         2000
                                                     ---------    ---------     ---------    ---------

Revenues:
   Restaurant sales...............................   $ 389,290    $ 347,449     $ 895,827    $ 795,675
   Distribution and other sales...................      14,852       13,381        34,144       28,909
   Franchise rents and royalties..................       9,956        9,304        23,318       21,944
   Other..........................................       1,471          361         3,022          773
                                                     ---------    ---------     ---------    ---------
                                                       415,569      370,495       956,311      847,301
                                                     ---------    ---------     ---------    ---------
Costs and expenses:
   Costs of revenues:
     Restaurant costs of sales....................     120,190      108,076       276,357      248,064
     Restaurant operating costs...................     196,542      170,425       448,595      391,694
     Costs of distribution and other sales........      14,365       13,034        33,165       28,315
     Franchised restaurant costs..................       4,719        4,680        10,924       10,817
   Selling, general and administrative............      45,542       42,589       106,312       96,143
   Interest expense...............................       5,877        6,006        13,885       14,291
                                                     ---------    ---------     ---------    ---------
                                                       387,235      344,810       889,238      789,324
                                                     ---------    ---------     ---------    ---------

Earnings before income taxes......................      28,334       25,685        67,073       57,977

Income taxes......................................      10,100        9,600        24,800       21,500
                                                     ---------    ---------     ---------    ---------

Net earnings......................................   $  18,234    $  16,085     $  42,273    $  36,477
                                                     =========    =========     =========    =========

Net earnings per share:
   Basic..........................................   $     .47    $     .42     $    1.10    $     .95
   Diluted........................................   $     .46    $     .41     $    1.07    $     .93

Weighted-average shares outstanding:
   Basic..........................................      38,756       38,218        38,569       38,240
   Diluted........................................      39,837       39,223        39,648       39,321



          See accompanying notes to consolidated financial statements.

                      JACK IN THE BOX INC. AND SUBSIDIARIES

                 UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)

                                                        Twenty-Eight Weeks Ended
                                                        ------------------------
                                                          April 15,    April 16,
                                                            2001         2000
                                                        -----------   ----------
Cash flows from operations:
  Net earnings.......................................    $ 42,273      $ 36,477
  Non-cash items included above:
     Depreciation and amortization...................      33,956        29,812
     Deferred finance cost amortization..............         899           898
     Deferred income taxes...........................         657           600
  Decrease (increase) in receivables.................      (4,642)          511
  Increase in inventories............................      (3,774)       (1,571)
  Decrease in prepaid expenses.......................       4,251         1,134
  Decrease in accounts payable.......................     (15,681)       (5,950)
  Increase in other liabilities......................      11,661         3,155
                                                         --------      --------
     Cash flows provided by operations...............      69,600        65,066
                                                         --------      --------

Cash flows from investing activities:
  Additions to property and equipment................     (72,535)      (48,144)
  Dispositions of property and equipment.............       3,196         1,965
  Increase in trading area rights....................      (1,549)       (1,060)
  Increase in other assets...........................      (1,951)       (2,071)
  Increase in assets held for sale and leaseback.....      (4,812)      (11,642)
                                                         --------      --------
     Cash flows used in investing activities.........     (77,651)      (60,952)
                                                         --------      --------

Cash flows from financing activities:
  Borrowings under revolving bank loans..............     282,000       206,000
  Principal repayments under revolving bank loans....    (277,000)     (205,500)
  Proceeds from issuance of long-term debt...........           -           825
  Principal payments on long-term debt, including
     current maturities..............................      (1,084)         (916)
  Repurchase of common stock.........................        (499)       (5,797)
  Proceeds from issuance of common stock.............       4,119           539
                                                         --------      --------
     Cash flows provided by (used in)financing
       activities....................................       7,536        (4,849)
                                                         --------      --------

Net decrease in cash and cash equivalents............    $   (515)     $   (735)
                                                         ========      ========


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

2. The 2001 income tax provision reflects the projected annual tax rate of 37% of earnings before income taxes. In the second quarter, we reduced our estimated annual tax rate to 37% of earnings before income taxes from our previous estimate of 38%. The income tax provisions for the 16- and 28-week periods ended April 16, 2000 were 37% of earnings before income taxes. In the fourth quarter of last fiscal year, the effective annual rate was adjusted to 18% of pre-tax earnings, primarily due to a $22.9 million income tax benefit recognized as a result of the favorable settlement with the U.S. Internal Revenue Service of a tax case related to the disposition in November 1995 of our interest in Family Restaurants, Inc. The favorable income tax rates result from our ability to realize previously unrecognized tax benefits. The 2001 annual tax rate cannot be determined until the end of the fiscal year; thus the actual rate could differ from our current estimations.

3.   Contingent Liabilities

     We are subject to normal and routine litigation. We cannot determine with certainty the amount of liability from the claims and actions against us. In the opinion of management, however, the ultimate liability from all pending legal proceedings, asserted legal claims and known potential and probable legal claims should not materially affect our operating results or liquidity.

                      JACK IN THE BOX INC. AND SUBSIDIARIES

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS
---------------------

     All comparisons under this heading between 2001 and 2000 refer to the 12-week ("quarter") and 28-week ("year-to-date") periods ended April 15, 2001 and April 16, 2000, respectively, unless otherwise indicated.

     Company-operated restaurant sales increased $41.9 million and $100.1 million, respectively, to $389.3 million and $895.8 million in 2001 from $347.4 million and $795.7 million in 2000, reflecting increases in both the number of Company-operated restaurants and in per store average ("PSA") sales. The number of Company-operated restaurants increased 9.2% to 1,371 at the end of the quarter from 1,255 a year ago. PSA sales for comparable Company-operated restaurants, those open more than one year, grew 4.1% in the quarter and 4.2% year-to-date compared with the same periods in 2000. PSA sales growth resulted from higher average check amounts of 3.7% and 3.5% in the respective 2001 periods and the balance of the increases from a higher average number of transactions. We believe that the sales growth is due to price increases, effective advertising, promotions and strategic initiatives, including our ongoing focus on food quality and guest service, especially speed of service.

     Distribution and other sales increased $1.5 million and $5.2 million, respectively, to $14.9 million and $34.1 million in 2001 from $13.4 million and $28.9 million in 2000, primarily due to an increase in distribution sales to franchises to $8.7 million and $20.2 million in 2001 from $6.6 million and $15.1 million in 2000. Other sales from fuel and convenience store operations declined $.5 million in the quarter due to our revised fuel pricing strategy and increased $.1 million year-to-date.

     Franchise rents and royalties increased $.7 million and $1.4 million, respectively, to $10.0 million and $23.3 million in 2001 from $9.3 million and $21.9 million in 2000, which represent approximately 10.7% of franchise restaurant sales in 2001 and 10.4% in 2000. Franchise restaurant sales grew to $92.8 million and $217.2 million, respectively, in 2001 from $89.5 million and $210.1 million in 2000, benefiting from our strategic initiatives described above. Franchise rents and royalties grew as a percentage of sales in 2001 primarily due to increases in rents at certain franchised restaurants.

     Other revenues, typically interest income from investments and notes receivable, increased to $1.5 million and $3.0 million, respectively, in 2001 from $.4 million and $.8 million in 2000. In 2001, other revenues also included franchising gains of $.9 million and $1.9 million, respectively, which result from the sale of Company-operated restaurants to franchises.

     Restaurant costs of sales and operating costs increased with sales and the addition of Company-operated restaurants. Restaurant costs of sales, which include food and packaging costs, increased to $120.2 million and $276.4 million, respectively, in 2001 from $108.1 million and $248.1 million in 2000. As a percent of restaurant sales, costs of sales declined to 30.9% and 30.8%, respectively, in 2001 from 31.1% and 31.2% in 2000, primarily due to lower ingredient costs, especially beef, cheese, shortening and poultry.

     Restaurant operating costs grew to $196.5 million and $448.6 million, respectively, in 2001 from $170.4 million and $391.7 million in 2000. As a percent of restaurant sales, operating costs increased to 50.5% and 50.1%, respectively, in 2001 from 49.1% and 49.2% in 2000, reflecting significantly higher utility costs and to a lesser extent, higher percentages of labor-related expenses and other operating cost increases.

     Costs of distribution and other sales increased to $14.4 million and $33.2 million, respectively, in 2001 from $13.0 million and $28.3 million in 2000, reflecting an increase in the related sales. As a percent of distribution and other sales, these costs improved to 96.7% and 97.1%, respectively, in 2001 from 97.4% and 97.9% a year ago primarily due to improved margins from our fuel and convenience store operations.

     Franchised restaurant costs, which consist principally of rents and depreciation on properties leased to franchisees and other miscellaneous costs, were essentially unchanged from the prior year at $4.7 million in the quarter and $10.9 million year-to-date.

     Selling, general and administrative costs increased to $45.5 million and $106.3 million, respectively, in 2001 from $42.6 million and $96.1 million in 2000. Advertising and promotion costs increased to $20.2 million and $46.0 million, respectively, in 2001 from $17.8 million and $40.6 million in 2000, slightly over 5% of restaurant sales in all periods. General, administrative and other costs improved to 6.1% and 6.3% of revenues, respectively, in 2001 compared with 6.7% and 6.6% of revenues in 2000 primarily due to improved percentages of employee benefit-related expenses and lower pre-opening costs.

     Interest expense declined $.1 million and $.4 million, respectively, to $5.9 million and $13.9 million in 2001 from $6.0 million and $14.3 million in 2000, primarily reflecting a reduction in total average debt compared to a year ago.

     The 2001 income tax provision reflects the projected annual tax rate of 37% of earnings before income taxes. In the second quarter, we reduced our estimated annual tax rate to 37% of earnings before income taxes from our previous estimate of 38%. The income tax provisions for the 16- and 28-week periods ended April 16, 2000 were 37% of earnings before income taxes. In the fourth quarter of last fiscal year, the effective annual rate was adjusted to 18% of pre-tax earnings, primarily due to a $22.9 million income tax benefit recognized as a result of the favorable settlement with the U.S. Internal Revenue Service of a tax case related to the disposition in November 1995 of our interest in Family Restaurants, Inc. The favorable income tax rates result from our ability to realize previously unrecognized tax benefits. The 2001 annual tax rate cannot be determined until the end of the fiscal year; thus the actual rate could differ from our current estimations.

     Net earnings in the quarter improved 13% to $18.2 million, or $.46 per diluted share, in 2001 from $16.1 million, or $.41 per diluted share, in 2000. Year-to-date net earnings grew nearly 16% to $42.3 million, or $1.07 per diluted share, in 2001 from $36.5 million or $.93 per diluted share, in 2000. The improvement in earnings primarily reflects restaurant sales growth.

LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

     Cash and cash equivalents decreased slightly to $6.3 million at April 15, 2001 from $6.8 million at the beginning of the fiscal year. We expect to maintain low levels of cash and cash equivalents, reinvesting available cash flows from operations to develop new or enhance existing restaurants, and to reduce borrowings under the revolving credit agreement.

     Our working capital deficit decreased $15.1 million to $94.0 million at April 15, 2001 from $109.1 million at October 1, 2000, primarily due to an increase in accounts receivable and assets held for sale and leaseback and a decline in accounts payable. The Company and the restaurant industry in general maintain relatively low levels of accounts receivable and inventories and vendors grant trade credit for purchases such as food and supplies. We also continually invest in our business through the addition of new units and refurbishment of existing units, which are reflected as long-term assets and not as part of working capital.

     Our revolving bank credit agreement provides for a credit facility expiring in 2003 of up to $175 million, including letters of credit of up to $25 million. At April 15, 2001, we had borrowings of $71.0 million and approximately $91.8 million of availability under the agreement. Total debt outstanding increased slightly to $288.7 million at April 15, 2001 from $284.6 million at the beginning of the fiscal year.

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

     Although we cannot determine with certainty the amount of liability from claims and actions against us, we believe the ultimate liability of such claims and actions should not materially affect our operating results and liquidity.

     On December 3, 1999, our Board of Directors authorized the purchase of our outstanding common stock in the open market for an aggregate amount not to exceed $10 million. Through April 15, 2001, we had acquired 330,800 shares in connection with this authorization for an aggregate cost of $6.3 million.

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
----------------------------------------------------------

     Our primary exposure relating to financial instruments is to changes in interest rates. We use interest rate swap agreements to reduce exposure to interest rate fluctuations. We have in place a $25 million notional amount interest rate swap agreement which expires in June 2001. This agreement effectively converts a portion of our variable rate bank debt to fixed rate debt and has a pay rate of approximately 6.4%.

     Our credit facility bears interest at an annual rate equal to the prime rate or the London Interbank Offered Rate ("LIBOR") plus an applicable margin based on a financial leverage ratio. As of April 15, 2001, our applicable margin was set at .625%. During the second quarter of fiscal year 2001, the average interest rate on the credit facility was approximately 6.7%, including the impact of the interest rate swap.

     At April 15, 2001, a hypothetical one percentage point increase in short-term interest rates would result in a reduction of $.5 million in annual pre-tax earnings. The estimated reduction is based on holding the unhedged portion of bank debt at its April 15, 2001 level.

     We are also exposed to the impact of commodity price fluctuations. From time-to-time we enter into commodity futures and option contracts to manage these fluctuations. Open commodity futures and option contracts were not significant as of April 15, 2001.

     At April 15, 2001, we had no other material financial instruments subject to significant market exposure.

CAUTIONARY STATEMENTS REGARDING FORWARD-LOOKING STATEMENTS
----------------------------------------------------------

     This Quarterly Report on Form 10-Q contains forward-looking statements including, but not limited to, our expectations regarding our effective tax rate, our continuing investment in new restaurants and refurbishment of existing facilities and sources of liquidity. Forward-looking statements are generally identifiable by the use of the words "believe," "expect," "intend," "anticipate," "estimate," "project" and similar expressions. Forward-looking statements are subject to known and unknown risks and uncertainties which may cause actual results to differ materially from expectations. The following is a discussion of some of those factors. Our tax provision is highly sensitive to expected earnings and as expectations change our income tax provision may vary more significantly from quarter to quarter and year to year than companies which have been continuously profitable. However, our effective tax rates are expected to increase in the future. There can be no assurances that growth objectives in the regional domestic markets in which we operate will be met or that capital will be available for refurbishment of existing facilities. Multi-unit food service business such as JACK IN THE BOX restaurants can be materially and adversely affected by publicity about allegations of poor food quality, foreign objects in food, illness, injury or other health concerns with respect to the nutritional value of certain foods. Our results of operations can also be affected by ingredient cost increases or shortages. We have experienced an increase in utility costs due to deregulation. We have also experienced power outages in certain areas and are uncertain if they will continue or spread to other areas. The deregulation of utilities and the continuation of power shortages or interruptions may adversely affect the profitability of our business in the areas in which they occur. Additional risk factors associated with our business are detailed in our most recent Annual Report on Form 10-K filed with the Securities and Exchange Commission.

NEW ACCOUNTING STANDARDS
------------------------

     In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin 101 ("SAB101"), Revenue Recognition in Financial Statements, summarizing their views for applying generally accepted accounting principles to revenue recognition in financial statements. Although we have determined that the adoption of SAB101 should not have a material effect on our annual results of operations, it will impact the reporting of our franchise percentage rent between quarters within the year. As permitted by SAB101, we plan to adopt the new standard in the fourth quarter of the fiscal year 2001 at which time we will restate the earlier quarters within the year.

PART II - OTHER INFORMATION

There is no information required to be reported for any items under Part II, except as follows:

Item 4.  Submission of Matters to a Vote of Security Holders.

     The results of our annual meeting, held February 23, 2001, were reported in the Quarterly report on Form 10-Q for the quarter ended January 21, 2001.



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


Date:  May 30, 2001