Form 10-Q
period 2001-07-08
JACK IN THE BOX INC /NEW/
filed 2001-08-10
CIK 807882

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-Q


                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


                   For the quarterly period ended July 8, 2001
                                                  ------------

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

Number of shares of common stock, $.01 par value, outstanding as of the close of business August 3, 2001 - 39,048,054.

                      JACK IN THE BOX INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS
                                 (In thousands)

                                                           July 8,    October 1,
                                                            2001         2000
                                                        -----------   ----------
                                                        (Unaudited)
                                     ASSETS

Current assets:
   Cash and cash equivalents..........................  $    6,244   $    6,836
   Accounts receivable, net...........................      14,829       13,667
   Inventories........................................      28,867       25,722
   Prepaid expenses...................................      16,634       19,329
   Assets held for sale and leaseback.................      46,046       33,855
                                                        ----------    ---------
     Total current assets.............................     112,620       99,409
                                                        ----------    ---------

Property and equipment, at cost.......................   1,066,453      967,832
   Accumulated depreciation and amortization..........    (323,680)    (288,474)
                                                        ----------    ---------
     Property and equipment, net......................     742,773      679,358
                                                        ----------    ---------

Trading area rights, net..............................      69,833       71,565

Lease acquisition costs, net..........................      13,291       13,746

Other assets, net.....................................      44,138       42,750
                                                        ----------    ---------

     TOTAL............................................  $  982,655   $  906,828
                                                        ==========   ==========

                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
   Current maturities of long-term debt...............  $    2,209   $    2,034
   Accounts payable...................................      39,728       53,082
   Accrued expenses...................................     170,271      153,356
                                                        ----------   ----------
     Total current liabilities........................     212,208      208,472
                                                        ----------   ----------

Deferred income taxes.................................      14,468       12,468

Long-term debt, net of current maturities.............     283,106      282,568

Other long-term liabilities...........................      88,112       86,968

Stockholders' equity:
   Common stock.......................................         422          415
   Capital in excess of par value.....................     299,314      294,380
   Retained earnings..................................     126,044       61,817
   Treasury stock.....................................     (41,019)     (40,260)
                                                        ----------   ----------
     Total stockholders' equity.......................     384,761      316,352
                                                        ----------   ----------

     TOTAL............................................  $  982,655   $  906,828
                                                        ==========   ==========


          See accompanying notes to consolidated financial statements.

                      JACK IN THE BOX INC. AND SUBSIDIARIES

                  UNAUDITED CONSOLIDATED STATEMENTS OF EARNINGS
                      (In thousands, except per share data)


                                                     Twelve Weeks Ended         Forty Weeks Ended
                                                   ---------------------    -------------------------
                                                     July 8,    July 9,       July 8,       July 9,
                                                      2001       2000           2001         2000
                                                   ---------   ---------    -----------   -----------
Revenues:
   Restaurant sales............................    $ 407,129   $ 364,314    $ 1,302,960   $ 1,159,989
   Distribution and other sales................       16,418      14,599         50,561        43,508
   Franchise rents and royalties...............       10,219       9,740         33,537        31,684
   Other.......................................        2,307       1,658          5,329         2,431
                                                   ---------   ---------    -----------   -----------
                                                     436,073     390,311      1,392,387     1,237,612
                                                   ---------   ---------    -----------   -----------
Costs and expenses:
   Costs of revenues:
      Restaurant costs of sales................      124,456     111,638        400,813       359,702
      Restaurant operating costs...............      204,980     177,630        653,586       569,323
      Costs of distribution and other sales....       15,879      14,263         49,044        42,578
      Franchised restaurant costs..............        4,568       4,610         15,490        15,426
   Selling, general and administrative.........       48,081      43,029        154,387       139,174
   Interest expense............................        5,655       6,133         19,540        20,424
                                                   ---------   ---------    -----------   -----------
                                                     403,619     357,303      1,292,860     1,146,627
                                                   ---------   ---------    -----------   -----------

Earnings before income taxes...................       32,454      33,008         99,527        90,985

Income taxes...................................       10,500      12,200         35,300        33,700
                                                   ---------   ---------    -----------   -----------
Net earnings...................................    $  21,954   $  20,808    $    64,227   $    57,285
                                                   =========   =========    ===========   ===========
Net earnings per share:
   Basic.......................................    $     .56   $     .54    $      1.66   $      1.50
   Diluted.....................................    $     .55   $     .53    $      1.62   $      1.46

Weighted-average shares outstanding:
   Basic.......................................       38,954      38,269         38,685        38,249
   Diluted.....................................       39,755      39,371         39,680        39,336


          See accompanying notes to consolidated financial statements.

                      JACK IN THE BOX INC. AND SUBSIDIARIES

                 UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)


                                                            Forty Weeks Ended
                                                          ---------------------
                                                           July 8,      July 9,
                                                            2001         2000
                                                          ---------   ---------
Cash flows from operations:
    Net earnings........................................  $  64,227   $  57,285
    Non-cash items included above:
       Depreciation and amortization....................     48,915      43,147
       Deferred finance cost amortization...............      1,284       1,280
       Deferred income taxes............................      2,000         900
    Increase in receivables.............................     (1,162)     (1,509)
    Increase in inventories.............................     (3,145)     (5,144)
    Decrease in prepaid expenses........................      2,695         266
    Decrease in accounts payable........................    (13,354)    (10,650)
    Increase in other liabilities.......................     18,972       9,807
                                                          ---------   ---------
       Cash flows provided by operations................    120,432      95,382
                                                          ---------   ---------
Cash flows from investing activities:
    Additions to property and equipment.................   (113,389)    (77,156)
    Dispositions of property and equipment..............      5,290       3,286
    Increase in trading area rights.....................     (1,515)     (2,541)
    Increase in other assets............................     (3,802)     (3,665)
    Increase in assets held for sale and leaseback......    (12,191)    (10,719)
                                                          ---------   ---------
       Cash flows used in investing activities..........   (125,607)    (90,795)
                                                          ---------   ---------
Cash flows from financing activities:
    Borrowings under revolving bank loans...............    377,500     338,000
    Principal repayments under revolving bank loans.....   (375,500)   (341,000)
    Proceeds from issuance of long-term debt............          -         825
    Principal payments on long-term debt, including
       current maturities...............................     (1,599)     (1,385)
    Repurchase of common stock..........................       (759)     (5,797)
    Proceeds from issuance of common stock..............      4,941       1,116
                                                          ---------   ---------
       Cash flows provided by (used in)
          financing activities..........................      4,583      (8,241)
                                                          ---------   ---------

Net decrease in cash and cash equivalents...............  $    (592)  $  (3,654)
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

2. In the third quarter, we reduced our estimated 2001 annual income tax rate to 35.5% of earnings before income taxes from our previous estimate of 37%. This revision to the tax provision resulted in a three-cent per share benefit to net earnings in the third quarter. The income tax provisions for the fiscal 2000 periods ended July 9, 2000 were 37% of earnings before income taxes. In the fourth quarter of last fiscal year, the effective annual rate was adjusted to 18% of pre-tax earnings, primarily due to a $22.9 million income tax benefit recognized as a result of the favorable settlement with the U.S. Internal Revenue Service of a tax case related to the disposition in November 1995 of our interest in Family Restaurants, Inc. The favorable income tax rates result from our ability to realize previously unrecognized tax benefits. The 2001 annual income tax rate cannot be determined until the end of the fiscal year; thus the actual rate could differ from our current estimations.

3.   Contingent Liabilities

     On April 18, 2001, an action was filed by Robert Bellmore and Jeffrey Fairbairn, individually and on behalf of all others similarly situated, in the Superior Court of the State of California, San Diego County, seeking class action status and alleging violations of California wage and hour laws. The complaint alleges that salaried restaurant management personnel in California were improperly classified as exempt from California overtime laws, thereby depriving them of overtime pay. The complaint seeks damages in an unspecified amount, penalties, injuctive relief, prejudgment interest, costs and attorneys' fees. We believe our classifications are appropriate and plan to vigorously defend this action.

     We are also subject to normal and routine litigation. We cannot determine with certainty the amount of liability from the claims and actions against us. In the opinion of management, however, the ultimate liability from all pending legal proceedings, asserted legal claims and known potential and probable legal claims should not materially affect our operating results or liquidity.

                      JACK IN THE BOX INC. AND SUBSIDIARIES

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS
---------------------

     All comparisons under this heading between fiscal years 2001 and 2000 refer to the 12-week ("quarter") and 40-week ("year-to-date") periods ended July 8, 2001 and July 9, 2000, respectively, unless otherwise indicated.

     Company-operated restaurant sales increased $42.8 million and $143.0 million, respectively, to $407.1 million and $1,303.0 million in 2001 from $364.3 million and $1,160.0 million in 2000, reflecting increases in both the number of Company-operated restaurants and in per store average ("PSA") sales. The number of Company-operated restaurants at the end of the quarter increased 8.8% to 1,395 in 2001 from 1,282 restaurants in 2000. PSA sales for comparable Company-operated restaurants, those open more than one year, grew 4.3% in the quarter and 4.2% year-to-date compared with the same periods in 2000. PSA sales growth resulted from higher average check amounts of 3.8% and 3.5% in the respective 2001 periods and the balance of the increases from a higher average number of transactions. We believe that the sales growth is due to price increases, effective advertising, promotions and strategic initiatives, including our ongoing focus on food quality and guest service.

     Distribution and other sales increased $1.8 million and $7.1 million, respectively, to $16.4 million and $50.6 million in 2001 from $14.6 million and $43.5 million in 2000. Distribution sales grew to $8.8 million and $29.0 million in 2001 from $7.6 million and $22.7 million in 2000. Other sales from fuel and convenience store operations increased $.6 million in the quarter and $.8 million year-to-date.

     Franchise rents and royalties increased $.5 million and $1.8 million, respectively, to $10.2 million and $33.5 million in 2001 from $9.7 million and $31.7 million in 2000, which represent approximately 10.8% of franchise restaurant sales in both periods in 2001 and 10.7% and 10.5%, respectively, in 2000. Franchise restaurant sales grew to $94.5 million and $311.6 million, respectively, in 2001 from $91.1 million and $301.1 million in 2000, benefiting from our strategic initiatives. Franchise rents and royalties grew as a percentage of sales in 2001 primarily due to increases in rents at certain locations.

     Other revenues, representing franchise gains and fees and interest income from investments and notes receivable, increased to $2.3 million and $5.3 million, respectively, in 2001 from $1.7 million and $2.4 million in 2000 primarily due to higher franchising gains from the sale of Company-operated restaurants to franchisees in 2001.

     Restaurant costs of sales and operating costs increased with sales growth and the addition of Company-operated restaurants. Restaurant costs of sales, which include food and packaging costs, increased to $124.5 million and $400.8 million, respectively, in 2001 from $111.6 million and $359.7 million in 2000. As a percent of restaurant sales, costs of sales were 30.6% in both the 2001 and 2000 quarters and declined to 30.8% year-to-date in 2001 from 31.0% in 2000.
We have experienced lower ingredient costs, especially cheese, poultry, shortening and potatoes, partially offset by higher produce and beef costs.

     Restaurant operating costs grew to $205.0 million and $653.6 million, respectively, in 2001 from $177.6 million and $569.3 million in 2000. As a percent of restaurant sales, operating costs increased to 50.3% and 50.2%, respectively, in 2001 from 48.8% and 49.1% in 2000, reflecting an increase in occupancy costs, principally utilities and to a lesser extent, higher percentages of labor-related expenses.

     Costs of distribution and other sales increased to $15.9 million and $49.0 million, respectively, in 2001 from $14.3 million and $42.6 million in 2000, reflecting an increase in the related sales. As a percent of distribution and other sales, these costs improved to 96.7% and 97.0%, respectively, in 2001 from 97.7% and 97.9% a year ago primarily due to improved margins from our fuel and convenience store operations resulting from our revised fuel pricing strategy.

     Franchised restaurant costs, which consist principally of rents and depreciation on properties leased to franchisees and other miscellaneous costs, were essentially unchanged from the prior year at $4.6 million in the quarter and $15.5 million year-to-date.

     Selling, general and administrative costs increased to $48.1 million and $154.4 million, respectively, in 2001 from $43.0 million and $139.2 million in 2000. Advertising and promotion costs increased to $20.9 million and $66.9 million, respectively, in 2001 from $18.6 million and $59.1 million in 2000, slightly over 5% of restaurant sales in all periods. General, administrative and other costs improved to 6.2% and 6.3% of revenues, respectively, in 2001 compared to 6.3% and 6.5% of revenues in 2000, primarily due to improved percentages of employee benefit-related expenses and lower pre-opening costs.

     Interest expense declined $.4 million and $.9 million, respectively, to $5.7 million and $19.5 million in 2001 from $6.1 million and $20.4 million in 2000, reflecting a reduction in average interest rates and total average debt compared to a year ago.

     In the third quarter, we reduced our estimated 2001 annual income tax rate to 35.5% of earnings before income taxes from our previous estimate of 37%. This revision to the income tax provision resulted in a three-cent per share benefit to net earnings in the third quarter. The income tax provisions for the fiscal 2000 periods ended July 9, 2000 were 37% of earnings before income taxes. In the fourth quarter of last fiscal year, the effective annual rate was adjusted to 18% of pre-tax earnings, primarily due to a $22.9 million income tax benefit recognized as a result of the favorable settlement with the U.S. Internal Revenue Service of a tax case related to the disposition in November 1995 of our interest in Family Restaurants, Inc. The favorable income tax rates result from our ability to realize previously unrecognized tax benefits. The 2001 annual income tax rate cannot be determined until the end of the fiscal year; thus the actual rate could differ from our current estimations.

     Net earnings in the quarter improved 5.5% to $22.0 million, or $.55 per diluted share, in 2001 from $20.8 million, or $.53 per diluted share, in 2000. Year-to-date net earnings grew 12.1% to $64.2 million, or $1.62 per diluted share, in 2001 from $57.3 million, or $1.46 per diluted share, in 2000.

LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

     Cash and cash equivalents decreased slightly to $6.2 million at July 8, 2001 from $6.8 million at the beginning of the fiscal year. We expect to maintain low levels of cash and cash equivalents, reinvesting available cash flows from operations to develop new or enhance existing restaurants, and to reduce borrowings under the revolving credit agreement.

     Our working capital deficit decreased $9.5 million to $99.6 million at July 8, 2001 from $109.1 million at October 1, 2000, primarily due to an increase in assets held for sale and leaseback, offset in part by an increase in total current liabilities. The Company and the restaurant industry in general maintain relatively low levels of accounts receivable and inventories and vendors grant trade credit for purchases such as food and supplies. We also continually invest in our business through the addition of new units and refurbishment of existing units, which are reflected as long-term assets and not as part of working capital.

     Our revolving bank credit agreement provides for a credit facility expiring in 2003 of up to $175 million, including letters of credit of up to $25 million. At July 8, 2001, we had borrowings of $68.0 million and approximately $93.8 million of availability under the agreement. Total debt outstanding increased slightly to $285.3 million at July 8, 2001 from $284.6 million at the beginning of the fiscal year.

     We are subject to a number of covenants under our various debt instruments including limitations on additional borrowings, capital expenditures, lease commitments and dividend payments, and requirements to maintain certain financial ratios, cash flows and net worth. In September 1999, the collateral securing the bank credit facility was released. However, the real and personal property previously held as collateral cannot be used to secure other indebtedness of the Company. In addition, certain of our real estate and equipment secure other indebtedness.

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

     On December 3, 1999, our Board of Directors authorized the purchase of our outstanding common stock in the open market for an aggregate amount not to exceed $10 million. Through July 8, 2001, we had acquired 341,600 shares in connection with this authorization for an aggregate cost of $6.5 million.

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
----------------------------------------------------------

     Our primary exposure relating to financial instruments is to changes in interest rates. Our credit facility bears interest at an annual rate equal to the prime rate or the London Interbank Offered Rate ("LIBOR") plus an applicable margin based on a financial leverage ratio. As of July 8, 2001, our applicable margin was set at .625%. During the third quarter of fiscal year 2001, the average interest rate on the credit facility was approximately 5.9%, including the impact of our expired interest rate swap. At July 8, 2001, a hypothetical one percentage point increase in short-term interest rates would result in a reduction of $.7 million in annual pre-tax earnings. The estimated reduction is based on holding the unhedged portion of bank debt at its July 8, 2001 level.

     We are also exposed to the impact of commodity price fluctuations related to unpredictable factors such as weather and various other market conditions outside our control. From time-to-time we enter into commodity futures and option contracts to manage these fluctuations. A sensitivity analysis has been prepared to estimate our exposure to market risk of our commodity contract positions. The fair value of such positions is a summation of the fair values calculated for each commodity by valuing each net position at quoted futures prices. Market risk is estimated as the potential loss in fair value resulting from a hypothetical 10% adverse change in such prices. A 10% adverse change in the commodity prices upon which these contracts are based would result in a loss in fair value of approximately $.4 million. The results of this analysis may differ from actual results.

     At July 8, 2001, we had no other material financial instruments subject to significant market exposure.

CAUTIONARY STATEMENTS REGARDING FORWARD-LOOKING STATEMENTS
----------------------------------------------------------

     This Quarterly Report on Form 10-Q contains forward-looking statements including, but not limited to, our continuing investment in new restaurants and refurbishment of existing facilities, our expectations regarding our effective tax rate, our expectations regarding any liability that may result from claims and actions filed against us and our sources of liquidity. Forward-looking statements are generally identifiable by the use of the words "believe," "expect," "intend," "anticipate," "estimate," "project" and similar expressions. Forward-looking statements are subject to known and unknown risks and uncertainties which may cause actual results to differ materially from expectations. The following is a discussion of some of those factors. Our income tax provision is sensitive to expected earnings and, as expectations change, our income tax provision may vary from quarter to quarter and year to year. In addition, from time-to-time, we may take positions for filing our tax returns which differ from the treatment of the same item for financial reporting purposes. If we prevail in our tax return filing positions, our effective tax rate will be affected. However, our effective tax rates are expected to increase in the future. There can be no assurances that growth objectives in the regional domestic markets in which we operate will be met or that capital will be available for refurbishment of existing facilities. Multi-unit food service businesses such as JACK IN THE BOX restaurants can be materially and adversely affected by publicity about allegations of poor food quality, foreign objects in food, illness, injury or other health concerns with respect to the nutritional value of certain foods. Our results of operations can also be affected by ingredient cost increases or shortages. We have experienced an increase in utility costs due to deregulation. We have also experienced power outages in certain areas and are uncertain if they will continue or spread to other areas. The deregulation of utilities and the continuation of power shortages or interruptions may adversely affect the profitability of our business in the areas in which they occur. Additional risk factors associated with our business are detailed in our most recent Annual Report on Form 10-K filed with the Securities and Exchange Commission.

NEW ACCOUNTING STANDARDS
------------------------

     In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin 101 ("SAB101"), Revenue Recognition in Financial Statements, summarizing their views for applying generally accepted accounting principles to revenue recognition in financial statements. Although we have determined that the adoption of SAB101 should not have a material effect on our annual results of operations, it will impact the reporting of our franchise percentage rents between quarters within the year. As permitted by SAB101, we plan to adopt the new standard in the fourth quarter of the fiscal year 2001 at which time we will restate the earlier quarters within the year.

     In July 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("SFAS") 141, Business Combinations, and 142, Goodwill and Other Intangible Assets, which supersede Accounting Principles Board Opinion 17, Intangible Assets. SFAS 141 requires that all business combinations be accounted for under the purchase method. The statement further requires separate recognition of intangible assets that meet one of the two criteria, as defined in the statement. This statement applies to all business combinations initiated after June 30, 2001. Under SFAS 142, goodwill and intangible assets with indefinite lives are no longer amortized but are tested at least annually for impairment. Separable intangible assets with defined lives will continue to be amortized over their useful lives. The provisions of SFAS 142 will apply to goodwill and intangible assets acquired before and after the statement's effective date. As permitted by SFAS 142, we plan to adopt the new standard in the first quarter of the fiscal year 2002. We are currently evaluating the effect that adoption of the provisions of SFAS 142 will have on our results of operations and financial position.

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


Date:  August 10, 2001