Form 10-K
period 2001-09-30
JACK IN THE BOX INC /NEW/
filed 2001-12-11
CIK 807882

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                    FORM 10-K
[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE FISCAL YEAR ENDED SEPTEMBER 30, 2001

                          COMMISSION FILE NUMBER 1-9390

                              Jack in the Box Inc.
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

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

     The aggregate market value of the voting stock held by non-affiliates of the registrant as of November 30, 2001, computed by reference to the closing price reported in the New York Stock Exchange - Composite Transactions, was approximately $986 million.

     Number of shares of common stock, $.01 par value, outstanding as of the close of business November 30, 2001 - 39,280,393.

                       DOCUMENTS INCORPORATED BY REFERENCE

     Portions of the Proxy Statement to be filed with the Securities and Exchange Commission in connection with the 2002 Annual Meeting of Stockholders are incorporated by reference into Part III hereof.

ITEM 1.  BUSINESS
         --------

The Company

     Overview. Jack in the Box Inc. (the "Company"), formerly Foodmaker, Inc., owns, operates and franchises JACK IN THE BOX(R) quick-service hamburger restaurants. In fiscal 2001, we generated revenues of $1.8 billion. As of September 30, 2001, the Jack in the BOX system included 1,762 restaurants, of which 1,431 were Company-operated and 331 were franchised. JACK IN THE BOX restaurants are located primarily in the western and southern United States. Based on the number of units, JACK IN THE BOX is the second or third largest quick-service hamburger chain in most of its major markets.

     JACK IN THE BOX restaurants offer a broad selection of distinctive, innovative products targeted at the adult fast-food consumer. The
JACK IN THE BOX menu features a variety of hamburgers, specialty sandwiches, Mexican foods, finger foods and side items. The core of the JACK IN THE BOX menu is hamburgers, including the signature Jumbo Jack(R), Sourdough Jack(R) and Ultimate Cheeseburger. In addition, we offer products unique to the hamburger segment, such as the Teriyaki Chicken Bowl and Chicken Fajita Pita.
JACK IN THE BOX restaurants also offer value-priced product alternatives, known as "Jack's Value Menu," to compete against price-oriented competitors. We believe that our distinctive menu has been instrumental in developing brand loyalty and is appealing to customers with a broader range of food preferences. JACK IN THE BOX restaurants strive to provide a restaurant experience that exceeds the guests' expectations.

     The JACK IN THE BOX restaurant chain was the first to develop and expand the concept of drive-thru only restaurants. In addition to drive-thru windows, most of our restaurants have seating capacities ranging from 20 to 100 persons and are open 18-24 hours a day. Drive-thru sales currently account for approximately 65% of sales at Company-operated restaurants.

     History. The first JACK IN THE BOX restaurant, which offered only drive-thru service, opened in 1951. The JACK IN THE BOX chain had expanded its operations to approximately 300 restaurants by 1968. After the Company was purchased in 1968 by Ralston Purina Company, a major expansion program was initiated in an effort to penetrate the eastern and midwestern markets, and by 1979 business had grown to over 1,000 units. In 1979, the Company decided to divest 232 restaurants in the east and midwest to concentrate its efforts and resources in the western and southwestern markets, which were believed to offer the greatest growth and profit potential at that time. In 1985, a group of private investors acquired the Company and, in 1987, a public offering of common stock was completed. In 1988, the outstanding publicly-held shares were acquired by private investors through a tender offer. In 1992, a recapitalization was completed that included a public offering of common stock and indebtedness. Since that time, we have continued to add new restaurants and have entered new markets.

     Operating Strategy. Our operating strategy includes: (i) offering quality products at competitive prices, (ii) providing fast and friendly customer service, (iii) maintaining a strong brand image, and (iv) targeting an attractive demographic segment. Beginning in 1994, we began a series of operating initiatives to improve food quality and guest service. These initiatives include improvements in food preparation and service methods, product reformulations and innovations, and training and retention of employees. In 1995, we launched our award-winning, advertising campaign featuring our fictional founder "Jack" which has been instrumental in delivering the message of product quality, innovation and value to our customers. We believe our menu and marketing campaign appeal to a broad segment of the population, particularly our primary target market of men aged 18-34, the demographic group with the highest incidence of fast-food consumption. We operate 81% of the JACK IN THE BOX restaurants, one of the highest percentages in the quick-service restaurant industry, which we believe enables us to implement our operating strategy and introduce product innovations consistently across the entire system more effectively and efficiently than other quick-service restaurant chains.

     Menu Strategy. The menu strategy for JACK IN THE BOX restaurants is to provide high quality products that represent good value and appeal to the preferences of our customers. The menu features traditional hamburgers and side items in addition to specialty sandwiches, Mexican foods, finger foods, breakfast foods, unique side items and desserts.

     We recognize the advantages of improving existing products through ingredient specifications and changes in preparation and cooking procedures. When appropriate, improvements such as our Assemble-to-Order ("ATO") program are communicated to the public through point-of-purchase and television media, with messages such as "We won't make it - `til you order it." During fiscal 2001, with an emphasis on speed of service, we improved our average transaction time by about 40 seconds. We believe these initiatives, along with the addition of new menu boards and order confirmation screens have had a favorable impact on sales.

     JACK IN THE BOX restaurants operate in the hamburger segment which is the largest segment of the quick-service industry. Hamburgers, including the Jumbo Jack, Sourdough Jack and the Ultimate Cheeseburger, accounted for approximately one-quarter of our restaurant sales in fiscal 2001. However, we believe that, as a result of our diverse menu, our restaurants are less dependent on the commercial success of one or a few products than other quick-service chains, and the menu appeals to guests with a broad range of food preferences.

     Growth Strategy. Our business plan is to (i) increase same store sales and profitability through the continued implementation of our successful operating strategy and (ii) capitalize on our strong brand name and proven operating strategy by developing new restaurants.

     We believe that our strategy of focusing on food quality and guest service will allow us to differentiate ourselves from competitors. We intend to continue our efforts to increase same store sales and profitability through improvements in food quality and guest service, product innovations and creative marketing. For example, in 1999, we implemented the ATO program by remodeling our restaurant kitchens to improve food quality and to allow for more efficient operations. Also, we installed new drive-thru menu boards which feature an electronic order confirmation system that allows customers to read their orders on an electronic screen, which we believe reduces errors and increases customer satisfaction. In response to consumer demand, we installed self-serve drink stations in the vast majority of restaurants, improving guest satisfaction and reducing labor.

     We intend to capitalize on our strong brand name and proven operating strategy to achieve attractive returns on investment by developing new Company-operated restaurants and, to a lesser extent, franchised restaurants. We opened 126 new Company-operated restaurants in fiscal 2001 and intend to open and operate additional new restaurants over the next several years. We believe that our brand is still underpenetrated in many of our existing markets and intend to leverage media and food delivery costs by increasing our market penetration. In addition, we believe that we can further leverage the JACK IN THE BOX brand name by expanding to contiguous and selected new markets. We have also begun opening a limited number of restaurants on nontraditional sites, such as sites adjacent to convenience stores and gas stations, and intend to continue to add nontraditional sites to increase our penetration of existing markets. We intend to remain flexible in our strategies to grow the business in our pursuit of long-term increases in shareholder value.

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

     New JACK IN THE BOX restaurants are built using several configurations, with the largest configuration seating approximately 100 customers and the smallest, 40 customers. Management believes that the flexibility provided by the alternative configurations enables us to match the restaurant configuration with specific economic, demographic and geographic characteristics of the site. The typical development costs for new restaurants range from approximately $1.4 million to $1.8 million. We use lease financing and other means to lower our cash investment in a typical leased restaurant to approximately $300,000 to $400,000.

     The following table summarizes the growth in Company-operated and franchised JACK IN THE BOX restaurants since the beginning of fiscal 1997:

                                                   Fiscal Year
                                    ------------------------------------------
                                     1997     1998     1999     2000     2001
                                    ------   ------   ------   ------   ------
Company-operated restaurants:
    Opened........................     75      102      115      120      126
    Sold to franchisees...........     (8)      (2)       -      (13)     (13)
    Closed........................     (6)      (8)      (6)      (4)      (2)
    Acquired from franchisees.....     23       14       13       17        9
    End of period total...........    963    1,069    1,191    1,311    1,431
Franchised restaurants:
    Opened........................      5        2        2        1        4
    Acquired from Company.........      8        2        -       13       13
    Closed........................    (21)      (5)      (8)       -        -
    Sold to Company...............    (23)     (14)     (13)     (17)      (9)
    End of period total...........    360      345      326      323      331
System end of period total........  1,323    1,414    1,517    1,634    1,762

     The following table summarizes, by state, the geographical locations of JACK IN THE BOX restaurants at September 30, 2001:

                                    Company-
                                    operated         Franchised          Total
                                    --------         ----------          -----
Arizona........................        89                45               134
California.....................       544               244               788
Hawaii.........................        28                 1                29
Idaho..........................        22                 -                22
Illinois.......................        13                 -                13
Louisiana......................        14                 -                14
Missouri.......................        47                 -                47
Nevada.........................        40                11                51
New Mexico.....................         -                 2                 2
North Carolina.................        16                 -                16
Oregon.........................        35                 2                37
South Carolina.................         6                 -                 6
Tennessee......................        19                 -                19
Texas..........................       451                26               477
Utah...........................         1                 -                 1
Washington.....................       106                 -               106
                                    -----             -----            ------
    Total......................     1,431               331             1,762
                                    =====             =====            ======

     Restaurant Operations. We devote significant resources toward ensuring that all JACK IN THE BOX restaurants offer high quality food and service. Emphasis is placed on ensuring that quality ingredients are delivered to the restaurants, restaurant food production systems are continuously developed and improved, and we train our employees to be dedicated to delivering consistently high quality food and service. Through our network of corporate quality assurance, facilities services and restaurant management personnel, including regional vice presidents, area managers and restaurant managers, we standardize specifications for food preparation and service, employee conduct and appearance, and the maintenance and repair of our premises. Operating specifications and procedures are documented in a series of manuals and video presentations. Most restaurants, including franchised units, receive approximately four quality, food safety and cleanliness inspections and 26 mystery guest reviews each year.

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

     Restaurant managers are supervised by area managers, each of whom is responsible for an average of 15 restaurants. The area managers are supervised by 12 regional vice presidents. Under our performance system, regional vice presidents, and area and restaurant managers are eligible for quarterly bonuses based on a percentage of location operating profit and profit improvement over the prior year and certain other criteria.

     Our "farm-to-fork" food safety and quality assurance program is designed to maintain high standards for the food products and food preparation procedures used by Company-operated and franchised restaurants. We maintain product specifications and approve product sources. We have a comprehensive, restaurant-based Hazard Analysis & Critical Control Points ("HACCP") system for managing food safety and quality. HACCP combines employee training, testing by suppliers, and detailed attention to product quality at every stage of the food preparation cycle. Our HACCP program has been recognized as a leader in the industry by the USDA, FDA and the Center for Science in the Public Interest.

     We provide purchasing, warehouse and distribution services for all Company-operated and approximately one-third of franchise-operated restaurants. The remaining franchisees participate in a purchasing cooperative they formed in 1996 and contract with another supplier for distribution services. Some products, primarily dairy and bakery items, are delivered directly by approved suppliers to both Company-operated and franchised restaurants.

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

     We have centralized financial and accounting controls for Company-operated JACK IN THE BOX restaurants which we believe are important in analyzing and improving profit margins. JACK IN THE BOX restaurants use a specially designed computerized reporting and cash register system which is being converted to a new touch screen point-of-sale system designed to increase speed of service, and decrease employee training and transaction times. The system provides point-of-sale transaction data and accumulates marketing information for analysis.

     Franchising Program. The growth of the JACK IN THE BOX concept occurs primarily through the building of new Company-operated restaurants. Although we do not actively recruit new franchisees, our franchising strategy allows selected franchisee restaurant development in existing franchised markets. We offer development agreements for construction of one or more new restaurants over a defined period of time and in a defined geographic area. Developers are required to pay a development fee, a portion of which may be credited against franchise fees due for restaurants to be opened in the future. Developers may forfeit such fees and lose their rights to future developments if they do not maintain the required schedule of openings.

     Our current franchise agreement provides for an initial franchise fee of $50,000 per restaurant, royalties of 5% of gross sales, marketing fees of 5% of gross sales and, in most instances, a 20-year term. Some existing agreements provide for royalties and marketing fees at rates as low as 4%. In connection with the conversion of a Company-operated restaurant, the restaurant equipment and the right to do business at that location, known as "Trading Area Rights," are sold to the franchisee, in most cases for cash. The aggregate price is equal to the negotiated fair market value of the restaurant as a going concern, which depends on various factors including the history of the restaurant, its location and cash flow potential. In addition, the land and building are leased or subleased to the franchisee at a negotiated rent, generally equal to the greater of a minimum base rent or a percentage of gross sales. The franchisee is required to pay property taxes, insurance and maintenance costs. Our franchise agreement also provides us a right of first refusal on each proposed sale of a franchised restaurant, which we exercise from time to time when the proposed sale price and terms are acceptable to us.

     We view our non-franchised JACK IN THE BOX units as a potential resource which, on a selected basis, can be sold to a franchisee generating current cash flow and revenues while still maintaining future cash flows and earnings through franchise rents and royalties. Franchised units totaled 331 of the 1,762
JACK IN THE BOX restaurants at September 30, 2001. The ratio of franchised to Company-operated restaurants is low relative to our major competitors.

     Advertising and Promotion. JACK IN THE BOX restaurants participate in substantial marketing programs and activities. Advertising costs are paid from a fund comprised of (i) an amount contributed each year by us equal to approximately 5% of the gross sales of our Company-operated restaurants and (ii) the marketing fees paid by franchisees. Our use of advertising is limited to regional and local campaigns on television and radio and in print media. We spent approximately $104.5 million on advertising and promotions in fiscal 2001, including franchisee contributions of $19.1 million. Our current advertising campaign relies on a series of television and radio spot advertisements to promote individual products and to develop the JACK IN THE BOX brand. We also spent $1.1 million in fiscal 2001 for local marketing purposes. Franchisees are also encouraged to, and generally do, spend additional funds for local marketing programs.

     Employees. At September 30, 2001, we had approximately 43,600 employees, of whom approximately 41,100 were restaurant employees, 620 were corporate personnel, 400 were distribution employees and 1,480 were field management and administrative personnel. Employees are paid on an hourly basis, except restaurant managers, corporate and field management, and administrative personnel. A majority of our restaurant employees are employed on a part-time, hourly basis to provide services necessary during peak periods of restaurant operations. We have not experienced any significant work stoppages and believe our labor relations are good. We compete in the job market for qualified employees and believe our wage rates are comparable to those of our competitors.

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

     Each JACK IN THE BOX restaurant competes directly and indirectly with a large number of national and regional restaurant chains, as well as with locally-owned quick-service restaurants and coffee shops. In selling franchises, we compete with many other restaurant franchisers, some of whom have substantially greater financial resources and higher total sales volume.

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

     We are subject to the Fair Labor Standards Act and various state laws governing such matters as minimum wages, overtime and other working conditions. A significant number of our food service personnel are paid at rates related to the federal and state minimum wage, and, accordingly, increases in the minimum wage increase our labor costs.

     In addition, various proposals which would require employers to provide health insurance for all of their employees are being considered from time to time in Congress and various states. The imposition of any requirement that we provide health insurance to all employees would have a material adverse impact on the consolidated operations and financial condition of the Company and the restaurant industry, in general.

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

     These forward-looking statements are principally contained in the sections captioned "Business" and "Management's Discussion and Analysis of Financial Condition and Results of Operations." Statements regarding our future financial performance, including growth in net sales, earnings, cash flows from operations and sources of liquidity; expectations regarding effective tax rates; the number and location of new restaurants to be opened in the future and continuing investment in new restaurants and refurbishment of existing facilities; the appeal of our menu and marketing campaigns; our operational efficiencies and labor relations are forward-looking statements. In those and other portions of this Form 10-K, the words "anticipates," "believes," "estimates," "seeks," "expects," "plans," "intends" and similar expressions as they relate to the Company or its management are intended to identify forward-looking statements.

     In connection with the "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995, the following cautionary statements identify important factors that could cause actual results to differ materially from those expressed in any forward-looking statements. In addition to the factors discussed in this Form 10-K, other factors that could cause results to differ materially include, but are not limited to: the effectiveness and cost of our advertising and promotional efforts; the degree of success of our product offerings; our ability to expand successfully into new markets; weather conditions that adversely affect the level of customer traffic or timely delivery of our food supplies; difficulties in obtaining ingredients and variations in ingredient costs; our ability to control operating, general and administrative costs and to raise prices sufficiently to offset cost increases; our ability to recognize value from any current or future co-branding efforts; erosion of our sales caused by competitive products, pricing and promotions; the impact of any wide-spread negative publicity; the impact on consumer eating habits of new scientific information regarding diet, nutrition and health; competition for labor; power shortages and increases in utility costs due to deregulation; general economic conditions; changes in consumer tastes and in travel and dining-out habits; the impact on operations and the costs to comply with laws and regulations and other activities of governing entities; the costs and other effects of legal claims by franchisees, customers, vendors and others, including settlement of those claims; and the effectiveness of management strategies and decisions.

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

     To minimize the risk of food-borne illness, we have implemented a HACCP system for managing food safety and quality. Nevertheless, the risk of food-borne illness cannot be completely eliminated. Any outbreak of such illness attributed to JACK IN THE BOX restaurants or within the food service industry could have a material adverse effect on our financial condition and results of operations.

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

     Risks Associated with Development. We intend to grow primarily by developing additional Company-owned restaurants. Development involves substantial risks, including the risk of (i) development costs exceeding budgeted or contracted amounts, (ii) delays in completion of construction, (iii) failing to obtain all necessary zoning and construction permits, (iv) the inability to identify or the unavailability of suitable sites, both traditional and nontraditional, on acceptable leasing or purchase terms, (v) developed properties not achieving desired revenue or cash flow levels once opened, (vi) competition for suitable development sites from competitors (some of which have greater financial resources than we do), (vii) incurring substantial unrecoverable costs in the event a development project is abandoned prior to completion, (viii) changes in governmental rules, regulations, and interpretations (including interpretations of the requirements of the ADA) and
(ix) general economic and business conditions.

     Although we intend to manage our development to reduce such risks, we cannot assure you that present or future developments will perform in accordance with our expectations. We cannot assure you that we will complete the development and construction of the facilities, or that any such developments will be completed in a timely manner or within budget, or that such restaurants will generate our expected returns on investment. Our inability to expand in accordance with our plans or to manage our growth could have a material adverse effect on our results of operations and financial condition.

     Risks Associated with Growth. Our development plans will require the implementation of enhanced operational and financial systems and will require additional management, operational, and financial resources. For example, we will be required to recruit and train managers and other personnel for each new Company-owned restaurant, as well as additional development and accounting personnel. We cannot assure you that we will be able to manage our expanding operations effectively. The failure to implement such systems and add such resources on a cost-effective basis could have a material adverse effect on our results of operations and financial condition.

     Reliance on Certain Markets. Because our business is regional, with approximately three-fourths of JACK IN THE BOX restaurants located in the states of California and Texas, the economic conditions, state and local government regulations and weather conditions affecting those states may have a material impact upon our results.

     Risks Related to Entering New Markets. During fiscal 2002 we expect to open additional restaurants in the new markets we entered since fiscal 2000. We cannot assure you that we will be able to successfully enter into these or additional new geographical markets, as we may encounter well-established competitors with substantially greater financial resources. We may be unable to find attractive locations, successfully market our products and attract new customers. Competitive circumstances and consumer characteristics in new markets may differ substantially from those in the markets in which we have substantial experience. We cannot assure you that we will be able to successfully integrate or profitably operate new Company-operated or franchised restaurants located in our new markets.

     Competition. The restaurant industry is highly competitive with respect to price, service, location and food quality, and there are many well-established competitors. Certain of our competitors have engaged in substantial price discounting in recent years and may continue to do so in the future. In addition, factors such as increased food, labor and benefits costs and the availability of experienced management and hourly employees may adversely affect the restaurant industry in general and our restaurants in particular. Each
JACK IN THE BOX restaurant competes directly and indirectly with a large number of national and regional restaurant chains, as well as with locally-owned quick-service restaurants and coffee shops. Some of our competitors have substantially greater financial resources and higher total sales volume. Any changes in these factors could adversely affect our profitability.

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

     Risks Related to Advertising. We compete against both regional and national quick service restaurants, grocery and speciality stores as well as similar types of businesses which offer sandwiches and similar items. Some of our competors have greater financial resources which enable them to purchase significantly more television and radio advertising than we are able to purchase. Should our competitors increase spending on advertising and promotion, should the cost of television or radio advertising increase, or our advertising funds decrease for any reason, including implementation of reduced spending strategies, there could be a material adverse effect on our results of operation and financial condition.

     Taxes. From time to time, we may take positions in filing our tax returns that differ from the treatments for financial reporting purposes. The ultimate outcome of such positions could have an adverse impact on our effective tax rate.

     Leverage. We are highly leveraged. Our substantial indebtedness may limit our ability to respond to changing business and economic conditions. The contracts under which we acquired our debt impose significant operating and financial restrictions which limit our ability to borrow money, sell assets or make capital expenditures or investments without the approval of certain lenders. In addition to cash flows generated by operations, other financing alternatives may be required in order to repay our debt as it comes due. We cannot assure you that we will be able to refinance our debt or obtain additional financing, or that any such financing will be on terms favorable to us.

     Risks Related to Franchise Operations. At September 30, 2001, we had 331 franchised JACK IN THE BOX restaurants. The opening and success of franchised restaurants depends on various factors, including the availability of suitable sites, the negotiation of acceptable lease or purchase terms for new locations, permitting and regulatory compliance, the ability to meet construction schedules and the financial and other capabilities of our franchisees and developers. We cannot assure you that developers planning the opening of franchised restaurants will have the business abilities or sufficient access to financial resources necessary to open the restaurants required by their agreements. We cannot assure you that franchisees will successfully operate their restaurants in a manner consistent with our concept and standards. In addition, certain federal and state laws govern our relationships with our franchisees. See "Risks Related to Government Regulations" below.

     Dependence on Key Personnel. We believe that our success will depend in part on the continuing services of our key executives, including Robert J. Nugent, Chief Executive Officer, Kenneth R. Williams, President and Chief Operating Officer, and John F. Hoffner, Executive Vice President and Chief Financial Officer, none of whom are employed pursuant to an employment agreement. The loss of the services of any of such executives could have a material adverse effect on our business, and we cannot assure you that qualified replacements would be available. Our continued growth will also depend in part on our ability to attract and retain additional skilled management personnel.

     Risks Related to Government Regulations. The restaurant industry is subject to extensive federal, state and local governmental regulations, including those relating to the preparation and sale of food and those relating to building and zoning requirements. We and our franchisees are also subject to laws governing our relationships with employees, including minimum wage requirements, overtime, working and safety conditions and citizenship requirements. See "Risks Related to Increased Labor Costs" above. We are also subject to federal regulation and certain state laws which govern the offer and sale of franchises. Many state franchise laws impose substantive requirements on franchise agreements, including limitations on noncompetition provisions and on provisions concerning the termination or nonrenewal of a franchise. Some states require that certain materials be registered before franchises can be offered or sold in that state. The failure to obtain or retain licenses or approvals to sell franchises could adversely affect us and our franchisees. Changes in government regulations could have a material adverse effect on our operations.

     Environmental Risks and Regulations. As is the case with any owner or operator of real property, we are subject to a variety of federal, state and local governmental regulations relating to the use, storage, discharge, emission and disposal of hazardous materials. Failure to comply with environmental laws could result in the imposition of severe penalties or restrictions on operations by governmental agencies or courts of law which could adversely affect operations. We do not have environmental liability insurance; nor do we maintain a reserve to cover such events. We have engaged and may engage in real estate development projects and own or lease several parcels of real estate on which our restaurants are located. We are unaware of any significant environmental hazards on properties we own or have owned, or operate or have operated. In the event of the determination of contamination on such properties, the Company, as owner or operator, could be held liable for severe penalties and costs of remediation. We also operate motor vehicles and warehouses and handle various petroleum substances and hazardous substances, but are not aware of any current material liability related thereto.

ITEM 2.  PROPERTIES
         ----------

     At September 30, 2001, we owned 690 JACK IN THE BOX restaurant buildings, including 466 located on leased land. In addition, we leased 990 restaurants where both the land and building are leased, including 148 restaurants operated by franchisees. At September 30, 2001, franchisees directly owned or leased 82 restaurants.


                                                       Number of restaurants
                                                  -----------------------------

                                                 Company-  Franchise-
                                                 operated   operated     Total
                                                 --------  ----------   -------
Company-owned restaurant buildings:
   On Company-owned land......................      171        53         224
   On leased land.............................      418        48         466
                                                  -----       ---       -----
   Subtotal...................................      589       101         690
Company-leased restaurant buildings
   on leased land.............................      842       148         990
Franchise directly-owned or directly-
   leased restaurant buildings................        -        82          82
                                                  -----       ---       -----
Total restaurant buildings....................    1,431       331       1,762
                                                  =====       ===       =====

     Our leases generally provide for fixed rental payments (with cost-of-living index adjustments) plus real estate taxes, insurance and other expenses. In addition, many of the leases provide for contingent rental payments of between 2% and 10% of the restaurant's gross sales once certain thresholds are met. We have generally been able to renew our restaurant leases as they expire at then-current market rates. The remaining terms of ground leases range from approximately one year to 53 years, including optional renewal periods. The remaining lease terms of our other leases range from approximately one year to 43 years, including optional renewal periods. At September 30, 2001, the leases had initial terms expiring as follows:

                                                      Number of restaurants
                                                    -------------------------
                                                                   Land and
                                                      Ground       building
                                                      leases        leases
                                                    ----------   ------------

2002 - 2006...................................          179           256
2007 - 2011...................................           98           251
2012 - 2016...................................           45           212
2017 and later................................          144           271

     We own our principal executive offices in San Diego, California, consisting of approximately 150,000 square feet and have opportunistically acquired land for the potential expansion of our San Diego office space. We own one warehouse and lease an additional six with remaining terms ranging from one to 18 years, including optional renewal periods.

     Certain of our real and personal property are pledged as collateral for various components of our long-term debt.

ITEM 3.  LEGAL PROCEEDINGS
         -----------------

     As previously reported, we have reached a settlement in an action filed in 1995 regarding alleged failure to comply with the Americans with Disabilities Act ("ADA"). The settlement requires compliance with ADA Access Guidelines at Company-operated restaurants by October 2005. We are in the process of making modifications to improve accessibility at our restaurants. We currently expect to spend approximately $10 million over the next four years in connection with these modifications in addition to amounts previously invested.

     On April 18, 2001, an action was filed by Robert Bellmore and Jeffrey Fairbairn, individually and on behalf of all others similarly situated, in the Superior Court of the State of California, San Diego County, seeking class action status and alleging violations of California wage and hour laws. The complaint alleges that salaried restaurant management personnel in California were improperly classified as exempt from California overtime laws, thereby depriving them of overtime pay. The complaint seeks damages in an unspecified amount, penalties, injunctive relief, prejudgment interest, costs and attorneys' fees. We believe our employee classifications are appropriate and plan to vigorously defend this action. A motion for class certification is scheduled to be heard on May 3, 2002 and a trial date has been set for January 17, 2003.

     We are also subject to normal and routine litigation in the ordinary course of business. The amount of liability from the claims and actions against us cannot be determined with certainty, but in our opinion the ultimate liability from all pending legal proceedings, asserted legal claims and known potential legal claims which are probable of assertion should not materially affect our results of operations and liquidity.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
         ---------------------------------------------------

     No matters were submitted to a vote of security holders during the fourth fiscal quarter ended September 30, 2001.

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS
         ---------------------------------------------------------------------

     The following table sets forth the high and low closing sales prices for our common stock during the fiscal quarters indicated, as reported on the New York Stock Exchange - Composite Transactions:

                                               12 weeks ended
            16 weeks ended    ------------------------------------------------
            Jan. 23, 2000     Apr. 16, 2000     July 9, 2000      Oct. 1, 2000
            --------------    -------------     ------------      ------------
High.....       $27.00            $26.00           $26.88            $26.88
Low......        18.50             18.81            22.94             20.00


                                               12 weeks ended
            16 weeks ended    -------------------------------------------------
            Jan. 21, 2001     Apr. 15, 2001     July 8, 2001     Sept. 30, 2001
            --------------    -------------     ------------     --------------
High.....       $30.56            $31.75           $26.47            $34.00
Low......        20.06             24.46            23.91             25.55



     We have not paid any cash or other dividends (other than the issuance of Rights, as described in Note 8 to the Consolidated Financial Statements) during the last two fiscal years and do not anticipate paying dividends in the foreseeable future. Our credit agreements prohibit, and our public debt instruments restrict, our right to declare or pay dividends or make other distributions with respect to shares of our capital stock.

     As of September 30, 2001, there were approximately 500 stockholders of record.

ITEM 6.  SELECTED FINANCIAL DATA
         -----------------------

     Our fiscal year is 52 or 53 weeks, ending the Sunday closest to September 30. Fiscal year 1999 included 53 weeks and all other years include
52 weeks. The following selected financial data of Jack in the Box Inc. for each fiscal year is extracted or derived from financial statements which have been audited by KPMG LLP, our independent auditors.

                                                                          Fiscal Year
                                             -----------------------------------------------------------------
                                                2001          2000           1999          1998         1997
                                             ----------   ----------     ----------    ----------   ----------
                                                        (Dollars in thousands, except per share data)
Statement of Operations Data:
Revenues:
   Restaurant sales......................    $1,714,126   $1,529,328    $1,372,899    $1,112,005   $  986,583
   Distribution and other sales..........        66,565       59,091        41,828        26,407       45,233
   Franchise rents and royalties.........        43,825       41,432        39,863        35,904       35,426
   Other revenues (1)....................         9,060        3,461         2,309        49,740        4,500
                                             ----------   ----------   -----------   -----------   ----------
    Total revenues.......................     1,833,576    1,633,312     1,456,899     1,224,056    1,071,742
Costs of revenues (2)....................     1,477,048    1,301,757     1,142,995       951,619      869,721
                                             ----------   ----------   -----------   -----------   ----------
Gross profit.............................       356,528      331,555       313,904       272,437      202,021
Selling, general and
   administrative expenses...............       201,715      182,961       164,297       134,926      116,459
                                             ----------   ----------   -----------   -----------   ----------
Earnings from operations.................       154,813      148,594       149,607       137,511       85,562
Interest expense.........................        24,453       25,830        28,249        33,058       40,359
                                             ----------   ----------   -----------   -----------   ----------
Earnings before income taxes,
   extraordinary item and cumulative
   effect of accounting change...........       130,360      122,764       121,358       104,453       45,203
Income taxes (3).........................        46,300       22,500        44,900        33,400        9,900
                                             ----------   ----------   -----------   -----------   ----------
Earnings before extraordinary item and
   cumulative effect of accounting
   change................................    $   84,060   $  100,264   $    76,458   $    71,053   $   35,303
                                             ==========   ==========   ===========   ===========   ==========
Earnings per share before extra-
   ordinary item and cumulative
   effect of accounting change:
    Basic................................    $     2.17   $     2.62   $      2.00   $      1.82   $      .91
    Diluted..............................          2.11         2.55          1.95          1.77          .89

Balance Sheet Data (at end of period):
Total assets.............................    $1,029,822   $  906,828   $   833,644   $   743,588   $  681,758
Long-term debt...........................       279,719      282,568       303,456       320,050      346,191
Stockholders' equity.....................       413,530      316,352       217,837       136,980       87,879

---------

(1) Includes the recognition of a $45.8 million litigation settlement received from various meat suppliers in 1998.

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

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
        -----------------------------------------------------------------------
        OF OPERATIONS
        -------------

Results of Operations

     All comparisons under this heading between 2001, 2000 and 1999 refer to the 52-week periods ended September 30, 2001 and October 1, 2000, and the 53-week period ended October 3, 1999, respectively, unless otherwise indicated.

Revenues

     Company-operated restaurant sales were $1,714.1 million, $1,529.3 million and $1,372.9 million in 2001, 2000 and 1999, respectively. In 1999, restaurant sales included approximately $28 million from an additional 53rd week. Restaurant sales improved from the prior year by $184.8 million, or 12.1%, in 2001 and $156.4 million, or 11.4%, in 2000, reflecting increases in the number of Company-operated restaurants and in per store average ("PSA") sales. The number of Company-operated restaurants at the end of the fiscal year grew to 1,431 in 2001 from 1,311 in 2000 and 1,191 in 1999 with new restaurant openings of 126, 120 and 115, respectively. PSA weekly sales for comparable Company restaurants increased 4.1% in 2001, 3.3% in 2000 and 8.7% in 1999 compared to the respective prior year, due to increases in both the number of transactions and the average transaction amounts. We believe restaurant sales improvements have resulted from our two-tier marketing strategy featuring both premium sandwiches and value-priced alternatives, as well as to a popular brand-building advertising campaign that features our fictional founder, "Jack". Also contributing to sales growth were price increases and our strategic initiatives, including our ongoing focus on food quality and guest service.

     Distribution and other sales were $66.6 million, $59.1 million and $41.8 million in 2001, 2000 and 1999, respectively. The $7.5 million increase in 2001 compared to 2000 is primarily due to increases in the number of restaurants serviced by our distribution division and PSA sales growth at franchised restaurants. The $17.3 million increase in 2000 compared to 1999 is due principally to an increase in the number of fuel and convenience stores we operate.

     Franchise rents and royalties were $43.8 million, $41.4 million and $39.9 million in 2001, 2000 and 1999, respectively, or 10.8%, 10.6% and 10.4%, respectively of sales at franchise-operated restaurants. Franchise restaurant sales were $406.9 million in 2001, $391.1 million in 2000 and $384.7 million in 1999. The percentage of sales in 2001 and 2000 grew primarily due to increases in percentage rents at certain franchised restaurants.

     Other revenues, representing franchise gains and fees and interest income from investments and notes receivable, increased to $9.1 million in 2001 from $3.5 million in 2000 and $2.3 million in 1999, primarily due to increased franchising activities.

Costs and Expenses

     Restaurant costs of sales and operating costs increased with sales growth and the addition of Company-operated restaurants. Restaurant costs of sales, which include food and packaging costs, increased to $528.1 million in 2001 from $473.4 million in 2000 and $432.2 million in 1999. As a percent of restaurant sales, costs of sales were 30.8% in 2001, 31.0% in 2000 and 31.5% in 1999. The restaurant costs of sales percentage improved in 2001 and 2000 compared to prior years primarily due to favorable overall ingredient costs and selling price increases.

     Restaurant operating costs were $864.1 million, $750.7 million and $646.8 million in 2001, 2000 and 1999, respectively. In 1999, we reduced accrued liabilities and restaurant operating costs by $18.0 million, primarily due to a change in estimates resulting from improvements to our asset protection and risk management programs, which were more successful than anticipated. This change in estimates was supported by an independent actuarial study conducted to evaluate the self-insured portion of our workers' compensation, general liability and other insurance programs. Restaurant operating costs were 50.4% of restaurant sales in 2001, 49.1% in 2000 and 48.4% in 1999, excluding the change in estimates. The restaurant operating costs percentage increased in 2001 compared to 2000, reflecting an increase in occupancy costs, principally utilities and to a lesser extent higher labor-related expenses. The percentage in 2000 increased compared to 1999, primarily reflecting costs related to initiatives designed to improve the overall guest experience and slightly higher labor-related costs.

     Costs of distribution and other sales were $64.5 million in 2001, $57.5 million in 2000 and $41.2 million in 1999, reflecting an increase in the related sales. As a percent of distribution and other sales, these costs improved to 96.9% in 2001, from 97.4% in 2000 and 98.5% in 1999, primarily due to improved margins from our fuel and convenience store operations resulting from our revised fuel pricing strategy and a decrease in start up costs.

     Franchised restaurant costs, which consist principally of rents and depreciation on properties leased to franchisees and other miscellaneous costs, were $20.4 million, $20.1 million and $22.7 million in 2001, 2000 and 1999, respectively. The declines in 2001 and 2000 compared to 1999 principally reflect decreases in franchise-related legal expenses.

     Selling, general and administrative expenses were $201.7 million, $183.0 million and $164.3 million in 2001, 2000 and 1999, respectively. Advertising and promotion costs were $86.5 million in 2001, $77.8 million in 2000 and $70.3 million in 1999, just over 5% of restaurant sales in all years. General, administrative and other costs were approximately 6.3% of revenues in 2001, 6.4% in 2000 and 6.5% in 1999. The percentage improvement in 2001 compared to 2000 is primarily due to lower bonus and pension expenses. The higher percentage in 1999 reflects costs associated with the implementation of guest initiatives, accelerated restaurant growth and higher incentive compensation and pension expense.

     Interest expense declined to $24.5 million in 2001 from $25.8 million in 2000 and $28.2 million in 1999. The reduction in 2001 compared to 2000 is principally due to lower average interest rates. The reduction in 2000 compared to 1999 is principally due to a reduction in total debt outstanding.

     The tax provisions reflect effective annual tax rates of 35.5%, 18.3% and 37.0% of pre-tax earnings in 2001, 2000 and 1999, respectively. The favorable income tax rates in each year have resulted from our ability to realize previously unrecognized tax benefits such as business tax credit, tax loss and minimum tax credit carryforwards. Also contributing to the effective rate decline in 2000 was our settlement with the U.S. Internal Revenue Service of a tax case related to the disposition in November 1995 of our interest in Family Restaurants, Inc. We recognized tax benefits of $22.9 million, primarily as a result of this settlement.

     In 2001, we adopted Staff Accounting Bulletin ("SAB") 101 which requires that franchise percentage rents, which are coningent upon certain annual sales levels, be recognized in the period in which the contingency is met instead of being accrued for ratably. As a result of adopting SAB 101, we recorded a one-time after-tax cumulative effect of this accounting change of $1.9 million related to the deferral of franchise percentage rents not yet earned as of the beginning of fiscal year 2001.

     Net earnings were $82.2 million, or $2.06 per diluted share, in 2001, $100.3 million, or $2.55 per diluted share, in 2000 and $76.5 million, or $1.95 per diluted share, in 1999. Each year includes unusual items. In 2001, net earnings included the aforementioned $1.9 million charge for the cumulative effect of accounting change, or $.05 per diluted share. In 2000, we reached a final agreement with the U.S. Internal Revenue Service to settle a tax case as described above. This settlement increased 2000 net earnings by $22.9 million, or $.58 per diluted share. In 1999, restaurant operating costs were reduced by $18.0 million due to a change in estimates as described above. This change in estimates increased 1999 net earnings by $11.4 million, or $.29 per diluted share, net of income taxes. In addition, 1999 included a 53rd week that contributed an extra $1.4 million in net earnings, or $.04 per diluted share. Excluding these unusual items, net earnings increased 8.7% to $84.1 million, or $2.11 per diluted share, in 2001 from $77.4 million, or $1.97 per diluted share, in 2000, which had increased 21.5% from $63.7 million, or $1.62 per diluted share, in 1999.

Liquidity and Capital Resources

     Cash and cash equivalents decreased $.5 million to approximately $6.3 million at September 30, 2001 from approximately $6.8 million at the beginning of the fiscal year. We expect to maintain low levels of cash and cash equivalents, reinvesting available cash flows from operations to develop new or enhance existing restaurants and to reduce borrowings under the revolving credit agreement.

     Our working capital deficit decreased $6.9 million to $102.2 million at September 30, 2001 from $109.1 million at October 1, 2000, principally due to an increase in accounts receivable and assets held for sale and leaseback, offset in part by an increase in total current liabilities. The Company and the restaurant industry in general, maintain relatively low levels of accounts receivable and inventories, and vendors grant trade credit for purchases such as food and supplies. We also continually invest in our business through the addition of new units and refurbishment of existing units, which are reflected as long-term assets and not as part of working capital.

     Our revolving bank credit agreement provides for a credit facility expiring in 2003 of up to $175 million, including letters of credit of up to $25 million. At September 30, 2001, we had borrowings of $65.0 million and approximately $95.9 million of availability under the agreement. Total debt outstanding decreased $2.6 million to $282.0 million at September 30, 2001 from $284.6 million at the beginning of fiscal year 2001.

     We are subject to a number of customary covenants under our various debt instruments, including limitations on additional borrowings, capital expenditures, lease commitments and dividend payments, and requirements to maintain certain financial ratios, cash flows and net worth. In September 1999, the collateral securing the bank credit facility was released. Real and personal property previously held as collateral for the bank credit facility cannot be used to secure other indebtedness of the Company. In addition, certain of our real and personal property secure other indebtedness.

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

     Based upon current levels of operations and anticipated growth, we expect that sufficient cash flows will be generated from operations so that, combined with available financing alternatives, we will be able to meet our debt service, capital expenditure and working capital requirements.

     Although we cannot determine with certainty the amount of liability from claims and actions described in Note 10 of the Consolidated Financial Statements, we believe the ultimate liability for such claims and actions should not materially affect our results of operations and liquidity.

     On December 3, 1999, our Board of Directors authorized the purchase of our outstanding common stock in the open market for an aggregate amount not to exceed $10 million. Through September 30, 2001, we had acquired 341,600 shares in connection with this authorization for an aggregate cost of $6.6 million.

Seasonality

     Our restaurant sales and profitability are subject to seasonal fluctuations and are traditionally higher during the spring and summer months because of factors such as increased travel and improved weather conditions which affect the public's dining habits.

Future Accounting Changes

     In July 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") 141, Business Combinations, and 142, Goodwill and Other Intangible Assets, which supersede Accounting Principles Board Opinion 17, Intangible Assets. SFAS 141 requires that all business combinations be accounted for under the purchase method. The statement further requires separate recognition of intangible assets that meet one of the two criteria, as defined in the statement. This statement applies to all business combinations initiated after June 30, 2001. Under SFAS 142, goodwill and intangible assets with indefinite lives are no longer amortized but are to be tested at least annually for impairment. Separable intangible assets with defined lives will continue to be amortized over their useful lives. The provisions of SFAS 142 will apply to goodwill and intangible assets acquired before and after the statement's effective date. This new standard is required to be adopted by the first quarter of fiscal year 2003, although we may elect to adopt it in the first quarter of fiscal year 2002. We are currently evaluating the effect that such adoption will have on our results of operations and financial position.

     In June 2001, the FASB issued SFAS 143, Accounting for Asset Retirement Obligations. This new standard requires entities to recognize the fair value of a liability for an asset retirement obligation in the period in which it is incurred if a reasonable estimate of fair value can be made. When the liability is initially incurred, the cost is capitalized as part of the carrying amount of the long-lived asset. Over time, the liability is accreted to its present value each period through charges to operating expense and the capitalized cost is depreciated over the life of the asset. Upon settlement of the liability, an entity either settles the obligation for its recorded amount or incurs a gain or loss upon settlement. The provisions of SFAS 143 are effective for fiscal years beginning after June 15, 2002. We have not yet determined the impact, if any, of adoption of SFAS 143.

     In August 2001, the FASB issued SFAS 144, Accounting for the Impairment or Disposal of Long-Lived Assets. This new standard supersedes SFAS 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of. The primary objectives of this statement were to develop one accounting model, based on the framework established in SFAS 121, for long-lived assets to be disposed of by sale and to address significant implementation issues related to SFAS 121. Statement 144 requires that all long-lived assets, including discontinued operations, be measured at the lower of carrying amount or fair value less cost to sell, whether reported in continuing operations or in discontinued operations. The provisions of SFAS 144 are effective for fiscal years beginning after December 15, 2001. We have not yet determined the impact, if any, of adoption of SFAS 144.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
         ----------------------------------------------------------

     Our primary exposure relating to financial instruments is to changes in interest rates. Our $175 million credit facility bears interest at an annual rate equal to the prime rate or the London Interbank Offered Rate ("LIBOR") plus an applicable margin based on a financial leverage ratio. As of September 30, 2001, our applicable margin was .625%. In fiscal year 2001, the average interest rate paid on the credit facility was approximately 6.3%, including the impact of an interest rate swap which expired in June 2001. At September 30, 2001, a hypothetical one percentage point increase in short-term interest rates would result in a reduction of $.7 million in annual pre-tax earnings. The estimated reduction is based on holding our bank debt at its September 30, 2001 level.

     We are also exposed to the impact of commodity price fluctuations related to unpredictable factors such as weather and various other market conditions outside our control. From time-to-time we enter into commodity futures and option contracts to manage these fluctuations. Open commodity futures and option contracts were not significant as of September 30, 2001.

     At September 30, 2001, we had no other material financial instruments subject to significant market exposure.

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

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
         --------------------------------------------------

     The following table sets forth the name, age (as of January 1, 2002) and position of each person who is a director or executive officer of Jack in the Box Inc.:

  Name                             Age    Positions
  ------------------------------   ---    ------------------------------------

  Robert J. Nugent(3)...........    60    Chairman of the Board and Chief
                                            Executive Officer
  Kenneth R. Williams...........    59    President, Chief Operating Officer
                                            and Director
  John F. Hoffner...............    54    Executive Vice President and Chief
                                            Financial Officer
  Lawrence E. Schauf............    56    Executive Vice President and Secretary
  Linda A. Lang.................    43    Senior Vice President, Marketing
  Paul L. Schultz...............    47    Senior Vice President, Operations
                                            and Franchising
  David M. Theno, Ph.D..........    51    Senior Vice President, Quality
                                            and Logistics
  Karen C. Bachmann.............    50    Vice President, Corporate
                                            Communications
  Pamela S. Boyd................    46    Vice President, Financial Planning
                                            and Analysis
  Carlo E. Cetti................    57    Vice President, Human Resources and
                                            Strategic Planning
  Stephanie E. Cline............    56    Vice President, Chief Information
                                            Officer
  Gladys H. DeClouet............    44    Vice President, Operations-Division II
  Karen G. Gentry...............    41    Vice President, Franchising
  David T. Kaufhold.............    44    Vice President, Operations-Division I
  William F. Motts..............    58    Vice President, Restaurant Development
  Harold L. Sachs...............    56    Vice President, Treasurer
  Charles E. Watson.............    46    Vice President, Real Estate and
                                            Construction
  Darwin J. Weeks...............    55    Vice President, Controller and Chief
                                            Accounting Officer
  Michael E. Alpert(4)(5).......    59    Director
  Jay W. Brown(3)(5)............    56    Director
  Paul T. Carter(1)(2)..........    79    Director
  Edward W. Gibbons(3)(4)(5)....    65    Director
  Alice B. Hayes, Ph.D.(2)(5)...    64    Director
  Murray H. Hutchison(1)(2).....    63    Director
  L. Robert Payne(1)(4).........    68    Director
   ----------

   (1)   Member of the Audit Committee.

   (2)   Member of the Compensation Committee.

   (3)   Member of the Executive Committee.

   (4)   Member of the Finance Committee.

   (5)   Member of the Nominating and Governance Committee.

     Mr. Nugent has been Chairman of the Board since February 2001 and Chief Executive Officer since April 1996. He was President from April 1996 to February 2001 and Executive Vice President from February 1985 to April 1996. He has been a director since February 1988. Mr. Nugent has 22 years of experience with the Company in various executive and operations positions.

     Mr. Williams has been President and Chief Operating Officer since February 2001. He was Executive Vice President, Marketing and Operations from May 1996 to February 2001 and Senior Vice President from January 1993 to May 1996. He has been a director since February 2001. Mr. Williams has 36 years of experience with the Company in various operations positions.

     Mr. Hoffner has been Executive Vice President and Chief Financial Officer since August 2001. Prior to joining the Company he was Executive Vice President of Administration and Chief Financial Officer of Cost Plus, Inc. from June 1998 to August 2001 and Senior Vice President and Chief Financial Officer of Sweet Factory, Inc. from April 1993 to June 1998.

     Mr. Schauf has been Executive Vice President and Secretary since August 1996. Prior to joining the Company he was Senior Vice President, General Counsel and Secretary of Wendy's International, Inc. from February 1991 to August 1996.

     Ms. Lang has been Senior Vice President, Marketing since May 2001. She was Vice President and Regional Vice President, Southern California Region from April 2000 to May 2001, Vice President, Marketing from March 1999 to April 2000 and Vice President, Products, Promotions and Consumer Research from February 1996 until March 1999. Ms. Lang has 14 years of experience with the Company in various marketing, finance and operations positions.

     Mr. Schultz has been Senior Vice President, Operations and Franchising since August 1999, and was Vice President from May 1988 to August 1999. Mr. Schultz has 28 years of experience with the Company in various operations positions.

     Dr. Theno has been Senior Vice President, Quality and Logistics since May 2001. He was Vice President, Technical Services (formerly Quality Assurance, Research and Development and Product Safety) from April 1994 to May 2001.
Dr. Theno has nine years of experience with the Company in various quality assurance and product safety positions.

     Ms. Bachmann has been Vice President, Corporate Communications since November 1999. She was Division Vice President, Corporate Communications from December 1994 until November 1999.

     Ms. Boyd has been Vice President, Financial Planning and Analysis since November 2001. She was Division Vice President, Planning and Analysis from October 1997 to November 2001 and Director, Planning and Analysis from November 1992 to October 1997. Ms. Boyd has 14 years of experience with the Company in various finance positions.

     Mr. Cetti has been Vice President, Human Resources and Strategic Planning since March 1994. Mr. Cetti has 21 years of experience with the Company in various human resources and training positions.

     Ms. Cline has been a Vice President of the Company since August 2000 and Chief Information Officer since May 2000. She was Division Vice President of Systems Development from August 1993 to May 2000. Ms. Cline has 24 years of experience with the Company in various management information systems positions.

     Ms. DeClouet has been Vice President, Operations-Division II since February 2001. She was Division Vice President, Operations from July 1999 to February 2001 and Regional Vice President, Los Angeles from February 1998 to July 1999. Prior to joining the Company, she was Division Manager, Marketing of BP Oil Company from February 1995 to January 1998.

     Ms. Gentry has been Vice President, Franchising since August 2000. From November 1994 to August 2000 she was Division Vice President, Franchising.
Ms. Gentry has 22 years of experience with the Company in various operations and franchise positions.

     Mr. Kaufhold has been Vice President, Operations-Division I since February 2001. He was Division Vice President, Operations from July 1999 to February 2001 and Regional Vice President, Dallas from December 1995 to July 1999.

     Mr. Motts has been Vice President, Restaurant Development since September 1988. Mr. Motts has 19 years of experience with the Company in various restaurant development positions.

     Mr. Sachs has been Vice President, Treasurer since November 1999. He was Treasurer from January 1986 to November 1999. Mr. Sachs has 23 years of experience with the Company in various finance positions.

     Mr. Watson has been Vice President, Real Estate and Construction since April 1997. From July 1995 to March 1997, he was Vice President, Real Estate and Construction of Boston Chicken, Inc. He was Division Vice President, Real Estate and Construction of the Company from November 1991 through June 1995. Mr. Watson has 16 years of experience with the Company in various real estate and construction positions.

     Mr. Weeks has been Vice President, Controller and Chief Accounting Officer since August 1995 and was previously Division Vice President and Assistant Controller from April 1982 through July 1995. Mr. Weeks has 25 years of experience with the Company in various finance positions.

     Mr. Alpert has been a director of the Company since August 1992. Mr. Alpert was a partner in the San Diego office of the law firm of Gibson, Dunn & Crutcher LLP for more than five years prior to his retirement in August 1992. He is currently Advisory Counsel to Gibson, Dunn & Crutcher LLP. Gibson, Dunn & Crutcher LLP provides legal services to us from time to time.

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

     Mr. Hutchison has been a director of the Company since May 1998. He served 18 years as Chief Executive Officer and Chairman of International Technology Corp., a large publicly traded environmental engineering firm, until his retirement in 1996. Mr. Hutchison is the Chairman of the Board of Sunrise Medical, Inc. and the Huntington Hotel Corp. and serves as a director of Cadiz Inc., Senior Resource Corp. and the Olson Company.

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

     That portion of our definitive Proxy Statement appearing under the caption "Section 16(a) Beneficial Ownership Reporting Compliance" to be filed with the Commission pursuant to Regulation 14A within 120 days after September 30, 2001 and to be used in connection with our 2002 Annual Meeting of Stockholders is hereby incorporated by reference.

ITEM 11.  EXECUTIVE COMPENSATION
          ----------------------

     That portion of our definitive Proxy Statement appearing under the caption "Executive Compensation" to be filed with the Commission pursuant to Regulation 14A within 120 days after September 30, 2001 and to be used in connection with our 2002 Annual Meeting of Stockholders is hereby incorporated by reference.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
          --------------------------------------------------------------

     That portion of our definitive Proxy Statement appearing under the caption "Security Ownership of Certain Beneficial Owners and Management" to be filed with the Commission pursuant to Regulation 14A within 120 days after September 30, 2001 and to be used in connection with our 2002 Annual Meeting of Stockholders is hereby incorporated by reference.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
          ----------------------------------------------

     That portion of our definitive Proxy Statement appearing under the caption "Certain Transactions" to be filed with the Commission pursuant to Regulation 14A within 120 days after September 30, 2001 and to be used in connection with our 2002 Annual Meeting of Stockholders is hereby incorporated by reference.

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K
          ---------------------------------------------------------------

ITEM 14(a)(1) Financial Statements. See Index to Consolidated Financial
              --------------------
Statements on page F-1 of this report.

ITEM 14(a)(2) Financial Statement Schedules. Not applicable.
              -----------------------------

ITEM 14(a)(3)  Exhibits.
               --------

Number   Description
------   -----------
 3.1     Restated Certificate of Incorporation, as amended(8)
 3.2     Restated Bylaws(8)
 4.1 Indenture for the 8 3/8% Senior Subordinated Notes due 2008(5) (Instruments with respect to the registrant's long-term debt not in excess of 10% of the total assets of the registrant and its subsidiaries on a consolidated basis have been omitted. The registrant agrees to furnish supplementally a copy of any such instrument to the Commission upon request.)
10.1.1 Revolving Credit Agreement dated as of April 1, 1998 by and between Foodmaker, Inc. and the Banks named therein(5)
10.1.2 First Amendment dated as of August 24, 1998 to the Revolving Credit Agreement dated as of April 1, 1998 by and between Foodmaker, Inc. and the Banks named therein(6)
10.1.3 Second Amendment dated as of February 27, 1999 to the Revolving Credit Agreement dated as of April 1, 1998 by and between Foodmaker, Inc. and the Banks named therein(7)
10.1.4 Third Amendment dated as of September 17, 1999 to the Revolving Credit Agreement dated as of April 1, 1998 by and between Foodmaker, Inc. and the Banks named therein(8)
10.1.5 Fourth Amendment dated as of December 6, 1999 to the Revolving Credit Agreement dated as of April 1, 1998 by and between Foodmaker, Inc. and the Banks named therein(9)
10.1.6 Fifth Amendment dated as of May 3, 2000 to the Revolving Credit Agreement dated as of April 1, 1998 by and between
         Jack in the Box Inc. and the Banks named therein(10)
10.1.7 Sixth Amendment dated as of November 17, 2000 to the Revolving Credit Agreement dated as of April 1, 1998 by and between
         Jack in the Box Inc. and the Banks named therein(11)
10.2     Purchase Agreements dated as of January 22, 1987 between
         Foodmaker, Inc. and FFCA/IIP 1985 Property Company and FFCA/IIP 1986 Property Company(1)
10.3 Land Purchase Agreements dated as of February 18, 1987 by and between Foodmaker, Inc. and FFCA/IPI 1984 Property Company and FFCA/IPI 1985 Property Company and Letter Agreement relating thereto(1)
10.4     Amended and Restated 1992 Employee Stock Incentive Plan(3)
10.5     Capital Accumulation Plan for Executives
10.6     Supplemental Executive Retirement Plan
10.7     Performance Bonus Plan(12)
10.8     Deferred Compensation Plan for Non-Management Directors(2)
10.9     Amended and Restated Non-Employee Director Stock Option Plan(8)
10.10    Form of Compensation and Benefits Assurance Agreement for Executives(4)
23.1     Consent of KPMG LLP
----------

(1) Previously filed and incorporated herein by reference from registrant's Registration Statement on Form S-1 (No. 33-10763) filed February 24, 1987.
(2) Previously filed and incorporated herein by reference from registrant's Definitive Proxy Statement dated January 17, 1995 for the Annual Meeting of Stockholders on February 17, 1995.
(3) Previously filed and incorporated herein by reference from registrant's Registration Statement on Form S-8 (No. 333-26781)filed May 9, 1997.
(4) Previously filed and incorporated herein by reference from registrant's Annual Report on Form 10-K for the fiscal year ended September 28, 1997.
(5) Previously filed and incorporated herein by reference from registrant's Quarterly Report on Form 10-Q for the quarter ended April 12, 1998.
(6) Previously filed and incorporated herein by reference from registrant's Annual Report on Form 10-K for the fiscal year ended September 27, 1998.
(7) Previously filed and incorporated herein by reference from registrant's Quarterly Report on Form 10-Q for the quarter ended April 11, 1999.

(8) Previously filed and incorporated herein by reference from registrant's Annual Report on Form 10-K for the fiscal year ended October 3, 1999.
(9) Previously filed and incorporated herein by reference from registrant's Quarterly Report on Form 10-Q for the quarter ended January 23, 2000.
(10) Previously filed and incorporated herein by reference from registrant's Quarterly Report on Form 10-Q for the quarter ended July 9, 2000.
(11) Previously filed and incorporated herein by reference from registrant's Quarterly Report on Form 10-Q for the quarter ended January 21, 2001.
(12) Previously filed and incorporated herein by reference from registrant's Definitive Proxy Statement dated January 19, 2001 for the Annual Meeting of Stockholders on February 23, 2001.

ITEM 14(b) We did not file any reports on Form 8-K with the Securities and Exchange Commission during the fourth quarter ended
            September 30, 2001.

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

                                        JACK IN THE BOX INC.

                                        By:  JOHN F. HOFFNER
                                             ---------------
                                             John F. Hoffner
                                             Executive Vice President and
                                             Chief Financial Officer

                                             Date:  December 10, 2001

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

             Signature                     Title                   Date
      -----------------------     ----------------------     -----------------

      ROBERT J. NUGENT            Chairman of the Board      December 10, 2001
      -----------------------     and Chief Executive
      Robert J. Nugent            Officer (Principal
                                  Executive Officer)

      KENNETH R. WILLIAMS         President, Chief           December 10, 2001
      -----------------------     Operating Officer and
      Kenneth R. Williams         Director


      JOHN F. HOFFNER             Executive Vice President   December 10, 2001
      -----------------------     and Chief Financial
      John F. Hoffner             Officer (Principal
                                  Financial Officer)

      DARWIN J. WEEKS             Vice President,            December 10, 2001
      -----------------------     Controller and Chief
      Darwin J. Weeks             Accounting Officer
                                  (Principal Accounting
                                  Officer)

      MICHAEL E. ALPERT           Director                   December 10, 2001
      -----------------------
      Michael E. Alpert

      JAY W. BROWN                Director                   December 10, 2001
      -----------------------
      Jay W. Brown

      PAUL T. CARTER              Director                   December 10, 2001
      -----------------------
      Paul T. Carter

      EDWARD W. GIBBONS           Director                   December 10, 2001
      -----------------------
      Edward W. Gibbons

      ALICE B. HAYES              Director                   December 10, 2001
      -----------------------
      Alice B. Hayes

      MURRAY H. HUTCHISON         Director                   December 10, 2001
      -----------------------
      Murray H. Hutchison

      L. ROBERT PAYNE             Director                   December 10, 2001
      -----------------------
      L. Robert Payne

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                                                             Page
                                                             ----
  Independent Auditors' Report...........................     F-2
  Consolidated Balance Sheets............................     F-3
  Consolidated Statements of Earnings....................     F-4
  Consolidated Statements of Cash Flows..................     F-5
  Consolidated Statements of Stockholders' Equity........     F-6
  Notes to Consolidated Financial Statements.............     F-7

                          INDEPENDENT AUDITORS' REPORT




The Board of Directors
Jack in the Box Inc.:


     We have audited the accompanying consolidated balance sheets of Jack in the Box Inc. and subsidiaries as of September 30, 2001 and October 1, 2000, and the related consolidated statements of earnings, cash flows and stockholders' equity for the fifty-two weeks ended September 30, 2001 and October 1, 2000, and the fifty-three weeks ended October 3, 1999. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Jack in the Box Inc. and subsidiaries as of September 30, 2001 and October 1, 2000, and the results of their operations and their cash flows for the fifty-two weeks ended September 30, 2001 and October 1, 2000, and the fifty-three weeks ended October 3, 1999, in conformity with accounting principles generally accepted in the United States of America.


                                     KPMG LLP

San Diego, California
November 5, 2001

                      JACK IN THE BOX INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS
                  (Dollars in thousands, except per share data)


                                                    September 30,    October 1,
                                                         2001           2000
                                                    -------------   -----------
                                     ASSETS
Current assets:
   Cash and cash equivalents......................   $     6,328    $   6,836
   Accounts receivable, net.......................        21,816       13,667
   Inventories....................................        28,993       25,722
   Prepaid expenses...............................        19,268       19,329
   Assets held for sale and leaseback.............        48,329       33,855
                                                     -----------    ---------
     Total current assets.........................       124,734       99,409
                                                     -----------    ---------

Property and equipment:
   Land...........................................        95,435       88,617
   Buildings......................................       499,681      429,845
   Restaurant and other equipment.................       453,376      393,885
   Construction in progress.......................        63,345       55,485
                                                     -----------    ---------
                                                       1,111,837      967,832
   Less accumulated depreciation
     and amortization.............................       332,369      288,474
                                                     -----------    ---------
                                                         779,468      679,358
                                                     -----------    ---------

Other assets, net.................................       125,620      128,061
                                                     -----------    ---------
                                                     $ 1,029,822    $ 906,828
                                                     ===========    =========

                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
   Current maturities of long-term debt...........   $     2,255    $   2,034
   Accounts payable...............................        55,036       53,082
   Accrued liabilities............................       169,628      153,356
                                                     -----------    ---------
     Total current liabilities....................       226,919      208,472
                                                     -----------    ---------

Long-term debt, net of current maturities.........       279,719      282,568

Other long-term liabilities.......................        91,439       86,968

Deferred income taxes.............................        18,215       12,468

Stockholders' equity:
   Preferred stock................................             -            -
   Common stock $.01 par value, 75,000,000
     authorized, 42,418,742 and 41,483,369
     issued, respectively.........................           424          415
   Capital in excess of par value.................       310,107      294,380
   Retained earnings..............................       144,018       61,817
   Treasury stock, at cost, 3,170,574 and
     3,134,774 shares, respectively...............       (41,019)     (40,260)
                                                     -----------    ---------
     Total stockholders' equity...................       413,530      316,352
                                                     -----------    ---------
                                                     $ 1,029,822    $ 906,828
                                                     ===========    =========


          See accompanying notes to consolidated financial statements.

                      JACK IN THE BOX INC. AND SUBSIDIARIES

                       CONSOLIDATED STATEMENTS OF EARNINGS
                      (In thousands, except per share data)

                                                              Fiscal year
                                                  ------------------------------------
                                                     2001         2000         1999
                                                  ----------   ----------   ----------
Revenues:
   Restaurant sales............................   $1,714,126   $1,529,328   $1,372,899
   Distribution and other sales................       66,565       59,091       41,828
   Franchise rents and royalties...............       43,825       41,432       39,863
   Other.......................................        9,060        3,461        2,309
                                                  ----------   ----------   ----------
                                                   1,833,576    1,633,312    1,456,899
                                                  ----------   ----------   ----------
Costs of revenues:
   Restaurant costs of sales...................      528,070      473,373      432,231
   Restaurant operating costs..................      864,135      750,736      646,815
   Costs of distribution and other sales.......       64,490       57,543       41,217
   Franchised restaurant costs.................       20,353       20,105       22,732
                                                  ----------   ----------   ----------
                                                   1,477,048    1,301,757    1,142,995
                                                  ----------   ----------   ----------

Gross profit...................................      356,528      331,555      313,904
Selling, general and administrative............      201,715      182,961      164,297
                                                  ----------   ----------   ----------
Earnings from operations.......................      154,813      148,594      149,607
Interest expense...............................       24,453       25,830       28,249
                                                  ----------   ----------   ----------
Earnings before income taxes and
   cumulative effect of accounting change......      130,360      122,764      121,358
Income taxes...................................       46,300       22,500       44,900
                                                  ----------   ----------   ----------
Earnings before cumulative effect of
   accounting change...........................       84,060      100,264       76,458
Cumulative effect of adopting SAB 101..........       (1,859)           -            -
                                                  ----------   ----------   ----------
Net earnings...................................   $   82,201   $  100,264   $   76,458
                                                  ==========   ==========   ==========

Net earnings per share - basic:
   Earnings before cumulative effect of
     accounting change.........................   $    2.17    $     2.62   $     2.00
   Cumulative effect of adopting SAB 101.......        (.05)            -            -
                                                  ---------    ----------   ----------
   Net earnings per share......................   $    2.12    $     2.62   $     2.00
                                                  =========    ==========   ==========

Net earnings per share - diluted:
   Earnings before cumulative effect of
     accounting change.........................   $    2.11    $     2.55   $     1.95
   Cumulative effect of adopting SAB 101.......        (.05)            -            -
                                                  ---------    ----------   ----------
   Net earnings per share......................   $    2.06    $     2.55   $     1.95
                                                  =========    ==========   ==========

Weighted-average shares outstanding:
   Basic.......................................      38,791        38,267       38,144
   Diluted.....................................      39,780        39,334       39,281


          See accompanying notes to consolidated financial statements.

                      JACK IN THE BOX INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (Dollars in thousands)

                                                                       Fiscal year
                                                         -------------------------------------
                                                              2001        2000         1999
                                                         -----------   ----------   ----------
Cash flows from operating activities:
   Net earnings........................................   $  82,201    $ 100,264    $  76,458
   Non-cash items included in operations:
     Depreciation and amortization.....................      64,195       56,766       45,857
     Deferred finance cost amortization................       2,075        1,664        1,794
     Deferred income taxes.............................       5,747        4,413        5,708
     Cumulative effect of accounting change............       1,859            -            -
   Tax benefit associated with exercise of
     stock options.....................................       7,531        2,589        1,663
   Decrease (increase) in receivables..................      (8,149)      (1,676)       3,125
   Increase in inventories.............................      (3,271)      (5,833)      (1,950)
   Decrease (increase) in prepaid expenses.............          61       (3,672)      (3,319)
   Increase (decrease) in accounts payable.............       1,954        8,902       (7,906)
   Increase (decrease) in other liabilities............      19,144      (18,768)      35,537
                                                          ---------    ---------    ---------
     Cash flows provided by operating activities.......     173,347      144,649      156,967
                                                          ---------    ---------    ---------

Cash flows from investing activities:
   Additions to property and equipment.................    (166,522)    (127,361)    (134,333)
   Dispositions of property and equipment..............       8,642        5,938       12,172
   Increase in trading area rights.....................      (1,486)      (2,656)      (3,864)
   Decrease (increase) in assets held for sale
     and leaseback.....................................     (14,474)       4,917      (11,695)
   Other...............................................      (4,427)      (4,286)      (4,024)
                                                          ---------    ---------    ---------
     Cash flows used in investing activities...........    (178,267)    (123,448)    (141,744)
                                                          ---------    ---------    ---------

Cash flows from financing activities:
   Borrowings under revolving bank loans...............     503,500      386,000      334,000
   Principal repayments under revolving bank loans.....    (504,500)    (406,000)    (345,500)
   Proceeds from issuance of long-term debt............           -          825        4,347
   Principal payments on long-term debt,
     including current maturities......................      (2,034)      (1,777)      (9,833)
   Repurchase of common stock..........................        (759)      (5,797)           -
   Proceeds from issuance of common stock..............       8,205        1,459        2,736
                                                          ---------    ---------    ---------
     Cash flows provided by (used in)
      financing activities.............................       4,412      (25,290)     (14,250)
                                                          ---------    ---------    ---------

Net increase (decrease) in cash and cash equivalents...   $    (508)   $  (4,089)   $     973
                                                          =========    =========    =========

Supplemental disclosure of cash flow information:
Cash paid during the year for:
     Interest, net of amounts capitalized..............   $  22,635    $  24,392    $  26,873
     Income tax payments...............................   $  30,174    $  41,110    $  26,451


          See accompanying notes to consolidated financial statements.

                      JACK IN THE BOX INC. AND SUBSIDIARIES

                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                             (Dollars in thousands)

                                             Common stock                       Retained
                                       -----------------------  Capital in      earnings
                                         Number of               excess of    (accumulated    Treasury
                                          shares       Amount    par value       deficit)       stock       Total
 ------------------------------------  ------------  ---------  -----------   ------------   ----------  ----------

 Balance at September 27, 1998......    40,756,899     $ 408     $ 285,940      $(114,905)   $(34,463)    $ 136,980
 Exercise of stock options and
    warrants........................       348,535         3         2,733              -           -         2,736
 Tax benefit associated with
    exercise of stock options.......             -         -         1,663              -           -         1,663
 Net earnings.......................             -         -             -         76,458           -        76,458
                                       -----------     -----     ---------      ---------    --------     ---------
 Balance at October 3, 1999.........    41,105,434       411       290,336        (38,447)    (34,463)      217,837
 Exercise of stock options .........       377,935         4         1,455              -           -         1,459
 Tax benefit associated with
    exercise of stock options.......             -         -         2,589              -           -         2,589
 Purchases of treasury stock........             -         -             -              -      (5,797)       (5,797)
 Net earnings.......................             -         -             -        100,264           -       100,264
                                       -----------     -----     ---------      ---------    --------     ---------
 Balance at October 1, 2000.........    41,483,369       415       294,380         61,817     (40,260)      316,352
 Exercise of stock options..........       935,373         9         8,196              -           -         8,205
 Tax benefit associated with
    exercise of stock options.......             -         -         7,531              -           -         7,531
 Purchase of treasury stock.........             -         -             -              -        (759)         (759)
 Net earnings.......................             -         -             -         82,201           -        82,201
                                       -----------     -----     ---------      ---------    --------     ---------
 Balance at September 30, 2001......    42,418,742     $ 424     $ 310,107      $ 144,018    $(41,019)    $ 413,530
                                        ==========     =====     =========      =========    ========     =========


          See accompanying notes to consolidated financial statements.

                      JACK IN THE BOX INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  (Dollars in thousands, except per share data)


1.   ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     Nature of operations - Jack in the Box Inc. (the "Company") operates and franchises JACK IN THE BOX quick-serve restaurants, principally in the western and southern United States.

     Basis of presentation and fiscal year - The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All significant intercompany transactions are eliminated. Certain prior year amounts in the consolidated financial statements have been reclassified to conform with the 2001 presentation. Our fiscal year is 52 or 53 weeks ending the Sunday closest to September 30. Fiscal years 2001 and 2000 include 52 weeks and fiscal year 1999 includes 53 weeks.

     Financial instruments - The fair values of cash and cash equivalents, accounts receivable and accounts payable approximate the carrying amounts due to their short maturities. The fair values of each of our long-term debt instruments are based on quoted market values, where available, or on the amount of future cash flows associated with each instrument, discounted using our current borrowing rate for similar debt instruments of comparable maturity. The estimated fair values of our long-term debt at September 30, 2001 and October 1, 2000 approximate their carrying values.

     From time-to-time, we use interest rate derivative instruments to manage our exposure to variability in interest rates related to our bank credit facility and commodity derivatives to reduce the risk of price fluctuations related to raw material requirements for commodities such as beef and pork. We do not speculate using derivative instruments and purchase derivative instruments only for the purpose of risk management.

     Effective October 2, 2000, we adopted Statement of Financial Accounting Standards ("SFAS") 133, Accounting for Derivative Instruments and Hedging Activities, as amended by SFAS 137 and 138, which establishes accounting and reporting standards for derivative instruments and hedging activities. SFAS 133 requires that entities recognize all derivatives as either assets or liabilities in the balance sheet and measure those instruments at fair value. Accounting for changes in the fair value of a derivative depends on the intended use and resulting designation of the derivative. For derivatives designated as hedges, changes in the fair value are either offset against the change in fair value of the assets or liabilities through earnings or recognized in accumulated other comprehensive income in the balance sheet until the hedged item is recognized in earnings.

     Upon the adoption of SFAS 133, we did not designate our derivative instruments as hedge transactions. The transition adjustment recorded upon the adoption of SFAS 133 was not material to our consolidated statement of earnings. The changes in the fair value of our commodity derivatives are included in restaurant costs of sales and changes in the fair value of our interest rate swap, which expired in June 2001, are included in interest expense in the accompanying consolidated statement of earnings for the fiscal year ended September 30, 2001.

     At September 30, 2001, we had no other material financial instruments subject to significant market exposure.

     Cash and cash equivalents - We invest cash in excess of operating requirements in short term, highly liquid investments with original maturities of three months or less, which are considered cash equivalents.

     Inventories are valued at the lower of cost (first-in, first-out method) or market.

     Assets held for sale and leaseback primarily represent the costs for new sites that will be sold and leased back when construction is completed. Gains and losses realized on the sale leaseback transactions are deferred and credited to income over the lease terms. The leases are classified in accordance with SFAS 13, Accounting for Leases.

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

     Property and equipment at cost - Expenditures for new facilities and equipment and those that substantially increase the useful lives of the property are capitalized. Facilities leased under capital leases are stated at the present value of minimum lease payments at the beginning of the lease term, not to exceed fair value. Maintenance repairs, and minor renewals are expensed as incurred. When properties are retired or otherwise disposed of, the related cost and accumulated depreciation are removed from the accounts, and gains or losses on the dispositions are reflected in results of operations.

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

     Lease acquisition costs represent the acquired values of existing lease contracts having contractual rents lower than fair market rents and are amortized over the remaining lease term. Deferred franchise contract costs which represent the acquired value of franchise contracts in existence at the time the Company was acquired in 1988 are amortized over the term of the franchise agreement, usually 20 years. Deferred finance costs are amortized using the interest method over the terms of the respective loan agreements, from 4 to 10 years, and goodwill which represents the excess of purchase price over fair value of net assets acquired is amortized on a straight-line basis over 40 years.

     Impairment of long-lived assets - We evaluate impairment on long-lived assets when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the assets' carrying amount. We also account for long-lived assets that are held for disposal at the lower of cost or fair value.

     Franchise operations - Franchise arrangements generally provide for initial license fees of $50 per restaurant and continuing payments to us based on a percentage of sales. Among other things, the franchisee may be provided the use of land and building, generally for a period of 20 years, and is required to pay negotiated rent, property taxes, insurance and maintenance. Franchise fees are recorded as revenue when we have substantially performed all of our contractual obligations. Expenses associated with the issuance of the franchise are expensed as incurred. Franchise royalties are recorded in income on an accrual basis. Gains on the sale of restaurant businesses to franchisees are recorded as other revenue when the sales are consummated and certain other criteria are met.

     In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin ("SAB") 101, Revenue Recognition in Financial Statements. SAB 101 requires a change in the recognition of franchise percentage rents, which are contingent upon certain annual sales levels, from an accrual basis to recognition in the period in which the contingency is met. We adopted SAB 101 in the fourth quarter of fiscal year 2001 and have reported the cumulative effect of this change in our 2001 consolidated statement of earnings. Other than the recording of this one-time cumulative effect, the adoption of SAB 101 did not have a material effect on our annual results of operations.

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

     Net earnings per share - Basic earnings per share is computed using the weighted-average number of shares outstanding during the period. Diluted earnings per share is computed using the additional dilutive effect of stock options and warrants.

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

     Advertising costs - The Company maintains a marketing fund consisting of funds contributed by us equal to approximately 5% of gross sales of all Company-operated JACK IN THE BOX restaurants and contractual marketing fees paid monthly by franchisees. Production costs of commercials, programming and other marketing activities are expensed to the marketing fund when the advertising is first used, and the costs of advertising are charged to operations as incurred. Our contributions to the marketing fund and other marketing expenses, which are included in selling, general and administrative expenses in the accompanying consolidated statements of earnings, were $86,539, $77,799 and $70,297 in 2001, 2000 and 1999, respectively.

     Segment reporting - An operating segment is defined as a component of an enterprise that engages in business activities from which it may earn revenues and incur expenses, and about which separate financial information is regularly evaluated by the chief operating decision maker in deciding how to allocate resources. Similar operating segments can be aggregated into a single operating segment if the businesses are similar.
     Jack in the Box Inc. operates its business in a single segment.

     Estimations - In preparing the consolidated financial statements in conformity with accounting principles generally accepted in the United States of America, management is required to make certain assumptions and estimates that affect reported amounts of assets, liabilities, revenues, expenses and the disclosure of contingencies. In making these assumptions and estimates, management may from time to time seek advice from and consider information provided by actuaries and other experts in a particular area. Actual amounts could differ from these estimates.

     In 1999, we reduced accrued liabilities and restaurant operating costs by $18.0 million, primarily due to a change in estimates resulting from improvements to our loss prevention and risk management programs, which were more successful than anticipated. This change in estimates was supported by an independent actuarial study conducted to evaluate the self-insured portion of our workers' compensation, general liability and other insurance programs.

                      JACK IN THE BOX INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  (Dollars in thousands, except per share data)
                                   (continued)

2.   LONG-TERM DEBT

                                                                                         2001           2000
                                                                                     ----------      ----------
     The detail of long-term debt at each year end follows:
       Bank loans, variable interest rate based on established market indicators which approximate the prime rate or less, 4.7% at
         September 30, 2001......................................................    $   65,000      $   66,000
       Senior subordinated notes, 8 3/8% interest, net of discount of $137 and $158, respectively, reflecting an 8.4% effective interest rate
         due April 15, 2008, redeemable beginning April 15, 2003.................       124,863         124,842
       Financing lease obligations, net of discounts of $646 and
         $1,031, respectively, reflecting a 10.3% effective interest rate, semi-annual payments of $3,413 and $747 to cover interest and sinking fund requirements, respectively, due in equal
         installments on January 1, 2003 and November 1, 2003....................        69,354          68,969
       Secured notes, 11 1/2% interest, due in monthly
         installments through May 1, 2005........................................         5,077           6,139
       Capitalized lease obligations, 11% average interest rate..................        15,565          16,229
       Other notes, principally unsecured, 10% average interest rate ............         2,115           2,423
                                                                                     ----------      ----------
                                                                                        281,974         284,602
       Less current portion......................................................         2,255           2,034
                                                                                     ----------      ----------
                                                                                     $  279,719      $  282,568
                                                                                     ==========      ==========

     On April 1, 1998, we entered into a revolving bank credit agreement, which expires March 31, 2003 and provides for a credit facility of up to $175 million, including letters of credit of up to $25 million. The credit agreement requires the payment of an annual commitment fee based on the unused credit line. At September 30, 2001, we had borrowings of $65 million and approximately $95.9 million of availability under the agreement.

     We are subject to a number of customary covenants under our various credit agreements, including limitations on additional borrowings, capital expenditures, lease commitments and dividend payments, and requirements to maintain certain financial ratios, cash flows and net worth. In
     September 1999, the collateral securing the bank loans was released. Real and personal property previously held as collateral for the bank loans cannot be used to secure other indebtedness of the Company. In addition, certain of our real and personal property secure other indebtedness.

     In January 1994, we entered into financing lease arrangements with two limited partnerships (the "Partnerships"), in which interests in 76 restaurants for a specified period of time were sold. The acquisition of the properties, including costs and expenses, was funded through the issuance of $70 million in senior secured notes by a special purpose corporation acting as agent for the Partnerships. On January 1, 2003 and November 1, 2003, we must make offers to reacquire 50% of the properties at a price which is sufficient, in conjunction with previous sinking fund deposits, to retire the notes. If the Partnerships reject the offers, we may purchase the properties at less than fair market value or cause the Partnerships to fund the remaining principal payments on the notes and, at our option, cause the Partnerships to acquire our residual interest in the properties. If the Partnerships are allowed to retain their interests, we have available options to extend the leases for total terms of up to 35 years, at which time the ownership of the property will revert to us. The transactions are reflected as financings with the properties remaining in our consolidated financial statements.

                      JACK IN THE BOX INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  (Dollars in thousands, except per share data)
                                   (continued)

2.   LONG-TERM DEBT (continued)

     Aggregate maturities and sinking fund requirements on all long-term debt are $3,750, $89,025, $37,680, $2,336 and $1,377 for the years 2002 through
     2006, respectively. The 2003 amount is net of accumulated sinking fund payments of $13,453.

     Interest capitalized during the construction period of restaurants was $2,441, $2,259 and $1,469 in 2001, 2000 and 1999, respectively.

3.   LEASES

     As Lessee - We lease restaurant and other facilities under leases having terms expiring at various dates through 2054. The leases generally have renewal clauses of 5 to 20 years exercisable at our option and, in some instances, have provisions for contingent rentals based upon a percentage of defined revenues. Total rent expense for all operating leases was $142,351, $123,465 and $108,700, including contingent rentals of $7,200,
     $6,551 and $6,066, in 2001, 2000 and 1999, respectively.

     Future minimum lease payments under capital and operating leases are as follows:

         Fiscal                                            Capital    Operating
          year                                             leases       leases
         -----------------------------------------------   -------    ----------
         2002............................................  $ 2,376    $  120,992
         2003............................................    2,376       118,852
         2004............................................    2,376       116,216
         2005............................................    2,359       106,058
         2006............................................    2,335        96,061
         Thereafter......................................   17,830       747,208
                                                           -------    ----------
     Total minimum lease payments........................   29,652    $1,305,387
                                                                      ==========
     Less amount representing interest...................   14,087
                                                           -------
     Present value of obligations under capital leases...   15,565
     Less current portion................................      738
                                                           -------
     Long-term capital lease obligations.................  $14,827
                                                           =======

     Building assets recorded under capital leases were $13,843 and $14,651, net of accumulated amortization of $7,089 and $6,284, as of September 30, 2001 and October 1, 2000, respectively.

     As Lessor - We lease or sublease restaurants to certain franchisees and others under agreements which generally provide for the payment of percentage rentals in excess of stipulated minimum rentals, usually for a period of 20 years. Total rental revenue was $27,213, $25,900 and $25,134, including contingent rentals of $11,091, $10,642 and $9,655, in 2001, 2000 and 1999, respectively.

                      JACK IN THE BOX INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  (Dollars in thousands, except per share data)
                                   (continued)
3.   LEASES (continued)

     The minimum rents receivable under these non-cancelable leases are as follows:

           Fiscal                                      Sales-type    Operating
            year                                         leases        leases
           -----------------------------------------   ----------    ----------
           2002.....................................    $    98      $   17,960
           2003.....................................         98          16,839
           2004.....................................         98          15,921
           2005.....................................         99          14,728
           2006.....................................         88          13,004
           Thereafter...............................        781          74,857
                                                        -------      ----------
       Total minimum future rentals.................      1,262      $  153,309
                                                                     ==========
       Less amount representing interest............        630
                                                        -------
       Net investment (included in other assets)....    $   632
                                                        =======

     Land and building assets held for lease were $45,133 and $42,531, net of accumulated amortization of $22,787 and $21,697, as of September 30, 2001 and October 1, 2000, respectively.

4.   INCOME TAXES

     The fiscal year income taxes consist of the following:

                                                      2001      2000      1999
                                                    -------   -------   -------

       Federal - current..........................  $34,658   $14,036   $31,227
               - deferred.........................    5,419     3,535     6,709
       State   - current..........................    4,695     4,051     7,965
               - deferred.........................      328       878    (1,001)
                                                    -------   -------   -------
       Subtotal...................................   45,100    22,500    44,900
       Income tax benefit related to
         cumulative effect of accounting change...    1,200         -         -
                                                    -------   -------   -------
       Income taxes...............................  $46,300   $22,500   $44,900
                                                    =======   =======   =======

     A reconciliation of the federal statutory income tax rate to our effective tax rate is as follows:

                                                       2001      2000      1999
                                                       ----      ----      ----

       Computed at federal statutory rate............. 35.0%     35.0%     35.0%
       State income taxes, net of federal tax benefit.  2.5       2.6       3.7
       Benefit of jobs tax credits.................... (1.2)     (1.0)     (1.1)
       Adjustment of tax loss, contribution and
         tax credit carryforwards.....................  1.7         -        .4
       Reduction to valuation allowance............... (2.6)    (19.3)     (1.5)
       Other, net.....................................   .1       1.0        .5
                                                      -----     -----     -----
                                                       35.5%     18.3%     37.0%
                                                      =====     =====     =====

                      JACK IN THE BOX INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  (Dollars in thousands, except per share data)
                                   (continued)

4.   INCOME TAXES (continued)

     The tax effects of temporary differences that give rise to significant portions of deferred tax assets and deferred tax liabilities at each year end are presented below:

                                                           2001         2000
                                                         --------     --------
      Deferred tax assets:
        Accrued pension and postretirement benefits....  $ 17,039     $ 18,247
        Accrued insurance..............................    10,086       10,513
        Accrued vacation pay expense...................     9,558        8,542
        Deferred income................................    13,449       11,279
        Other reserves and allowances..................     4,212        5,471
        Tax loss and tax credit carryforwards..........         -        3,386
        Other, net.....................................     7,824        8,599
                                                         --------     --------
        Total gross deferred tax assets................    62,168       66,037
        Less valuation allowance.......................         -        3,386
                                                         --------     --------
        Net deferred tax assets........................    62,168       62,651
                                                         --------     --------

      Deferred tax liabilities:
        Property and equipment, principally due to
          differences in depreciation..................    71,773       65,941
        Intangible assets..............................     8,610        9,178
                                                         --------     --------
        Total gross deferred tax liabilities...........    80,383       75,119
                                                         --------     --------
        Net deferred tax liabilities...................  $ 18,215     $ 12,468
                                                         ========     ========

     During fiscal year 2000, we reached a final agreement with the U.S. Internal Revenue Service ("IRS") to settle a tax case related to the disposition in November 1995 of our interest in Family Restaurants, Inc. We recognized tax benefits of $22,900, primarily as a result of this settlement which reduced our fiscal year 2000 provision for income taxes.

     The valuation allowance decreased $3,386 in fiscal year 2001 due to the resolution of tax loss carryforwards and $23,579 in fiscal year 2000 due to the IRS settlement and the expected use of deferred tax assets. As of September 30, 2001, we have not recorded a valuation allowance because we believe it is more likely than not that the net deferred tax assets will be realized through future taxable income or alternative tax strategies.

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

                                                                 Qualified plans            Non-qualified plan
                                                            ------------------------     ----------------------
                                                               2001           2000         2001          2000
                                                            ---------      ---------     --------      --------
     Change in benefit obligation:
      Benefit obligation at beginning of year.........       $ 66,839      $ 68,942      $ 17,877      $ 17,391
      Service cost....................................          3,917         4,706           255           245
      Interest cost...................................          5,442         4,991         1,432         1,305
      Actuarial (gain) loss...........................          5,729       (10,097)        2,151          (774)
      Benefits paid...................................         (2,424)       (1,703)         (543)         (438)
      Plan amendment..................................              -             -         1,500           148
                                                             --------      --------      --------      --------
      Benefit obligation at end of year...............       $ 79,503      $ 66,839      $ 22,672      $ 17,877
                                                             ========      ========      ========      ========

     Change in plan assets:
      Fair value of plan assets at beginning of year..       $ 68,550      $ 60,852      $      -      $      -
      Actual return on plan assets....................         (1,223)        8,419             -             -
      Employer contributions..........................          5,500           982           543           438
      Benefits paid...................................         (2,424)       (1,703)         (543)         (438)
                                                             --------      --------      --------      --------
      Fair value of plan assets at end of year........       $ 70,403      $ 68,550      $      -      $      -
                                                             ========      ========      ========      ========

     Reconciliation of funded status:
      Funded status...................................       $ (9,100)     $  1,712      $(22,672)     $(17,877)
      Unrecognized net (gain) loss....................          7,247        (5,596)        3,949         1,798
      Unrecognized prior service cost.................            (67)         (103)        5,132         4,111
      Unrecognized net transition asset...............              -             9             3            31
                                                             --------      --------      --------      --------
      Net liabilities recognized......................       $ (1,920)     $ (3,978)     $(13,588)     $(11,937)
                                                             ========      ========      ========      ========
     Amounts recognized in the statement of
      financial position consist of:
      Accrued benefit liability.......................       $ (1,920)     $ (3,978)     $(18,723)     $(15,565)
      Intangible asset................................              -             -         5,135         3,628
                                                             --------      --------      --------      --------
      Net liabilities recognized......................       $ (1,920)     $ (3,978)     $(13,588)     $(11,937)
                                                             ========      ========      ========      ========

     In determining the present values of benefit obligations, our actuaries assumed discount rates of 7.75% and 8.00% at the measurement dates of June 30, 2001 and 2000, respectively. The assumed rate of increase in compensation levels was 4% for the qualified plans and 5% for the non-qualified plan in 2001 and 2000. The long-term rate of return on assets was 8.5% in both years. Assets of the qualified plans consist primarily of listed stocks and bonds.

                      JACK IN THE BOX INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  (Dollars in thousands, except per share data)
                                   (continued)

5.   RETIREMENT, SAVINGS AND BONUS PLANS (continued)

     The components of the fiscal year net defined benefit pension cost are as follows:

                                                       Qualified plans                    Non-qualified plan
                                             ---------------------------------     -----------------------------
                                               2001         2000       1999         2001       2000       1999
                                             ---------   ---------   ---------     -------    -------    -------
      Service cost.....................      $  3,917    $  4,706    $  4,744      $   255    $   245    $   408
      Interest cost....................         5,442       4,991       4,541        1,432      1,305      1,153
      Expected return on plan assets...        (5,889)     (5,082)     (5,257)           -          -          -
      Net amortization.................           (28)        162         426          508        587        601
                                             --------    --------    --------      -------    -------    -------
      Net periodic pension cost........      $  3,442    $  4,777    $  4,454      $ 2,195    $ 2,137    $ 2,162
                                             ========    ========    ========      =======    =======    =======

     We maintain a savings plan pursuant to Section 401(k) of the Internal Revenue Code, which allows administrative and clerical employees who have satisfied the service requirements and reached age 21, to defer from 2% to 12% of their pay on a pre-tax basis. We contribute an amount equal to 50% of the first 4% of compensation that is deferred by the participant. Our contributions under this plan were $1,651, $1,426 and $1,328 in 2001, 2000 and 1999, respectively. We also maintain an unfunded, non-qualified deferred compensation plan, which was created in 1990 for key executives and other members of management who were then excluded from participation in the qualified savings plan. This plan allows participants to defer up to 15% of their salary on a pre-tax basis. We contribute an amount equal to 100% of the first 3% contributed by the employee. Our contributions under the non-qualified deferred compensation plan were $680, $609 and $481 in 2001, 2000 and 1999, respectively. In each plan, a participant's right to Company contributions vests at a rate of 25% per year of service.

     We maintain a bonus plan that allows certain officers and management of the Company to earn annual bonuses based upon achievement of certain financial and performance goals approved by the Compensation Committee of our Board of Directors. Under this plan, $1,297, $4,654 and $6,390 was expensed in 2001, 2000 and 1999, respectively.

     We maintain a deferred compensation plan for non-management directors. Under the plan's equity option, those who are eligible to receive directors' fees or retainers may choose to defer receipt of their compensation. The amounts deferred are converted into stock equivalents at the then-current market price of our common stock. We provide a deferment credit equal to 25% of the compensation initially deferred. Under this plan, a total of $234, $0 and $562 was expensed in 2001, 2000 and 1999, respectively, for both the deferment credit and the stock appreciation on the deferred compensation.

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

                                                              2001       2000
                                                            --------   --------
      Change in benefit obligation:
        Benefit obligation at beginning of year..........   $ 16,769   $ 16,465
        Service cost.....................................        247        586
        Interest cost....................................        537      1,233
        Actuarial gain...................................     (9,741)    (1,420)
        Benefits paid....................................        (83)       (95)
                                                            --------   --------
        Benefit obligation at end of year................   $  7,729   $ 16,769
                                                            ========   ========

      Change in plan assets:
        Fair value of plan assets at beginning of year...   $      -   $      -
        Employer contributions...........................         83         95
        Benefits paid....................................        (83)       (95)
                                                            --------   --------
        Fair value of plan assets at end of year.........   $      -   $      -
                                                            ========   ========

      Reconciliation of funded status:
        Funded status....................................   $ (7,729)  $(16,769)
        Unrecognized net gain............................    (11,792)    (3,351)
                                                            --------   --------
        Net liability recognized.........................   $(19,521)  $(20,120)
                                                            ========   ========

     All of the net liability recognized in the reconciliation of funded status is included as an accrued benefit liability in the statements of financial position.

     In determining the above information, our actuaries assumed a discount rate of 7.75% and 8.00% at the measurement dates of June 30, 2001 and 2000, respectively.

     The components of the fiscal year net periodic postretirement benefit cost are as follows:

                                                  2001         2000        1999
                                                -------      -------     -------

      Service cost...........................   $   247      $   586     $   638
      Interest cost..........................       537        1,233       1,137
      Net amortization.......................    (1,282)         (34)          -
                                                -------      -------     -------
      Net periodic pension (income) cost.....   $  (498)     $ 1,785     $ 1,775
                                                =======      =======     =======

     For measurement purposes, a 9.0% annual rate of increase in the per capita cost of covered benefits (i.e., health care cost trend rate) was assumed for 2002. For plan participants under age 65, the rate was assumed to decrease .5% per year to 6.0% by the year 2008 and remain at that level thereafter. For plan participants age 65 years or older, a 9.0% annual health care cost trend rate was assumed for 2002. The rate was assumed to decrease .5% per year to 6.0% by the year 2008 and remain at that level thereafter. The health care cost trend rate assumption has a significant effect on the amounts reported. For example, increasing the assumed health care cost trend rates by one percentage point in each year would increase the accumulated postretirement benefit obligation as of September 30, 2001 by $1,638, or 21%, and the aggregate of the service and interest cost components of net periodic postretirement benefit cost for 2001 by $208, or 27%.

                      JACK IN THE BOX INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  (Dollars in thousands, except per share data)
                                   (continued)

7.   STOCK OPTIONS

     We offer stock option plans to attract, retain and motivate key officers, non-employee directors and employees to work toward the future financial success of the Company.

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

     In February 1995, we adopted the Non-Employee Director Stock Option Plan (the "Director Plan"). Under the Director Plan, any eligible director of Jack in the Box Inc. who is not an employee of the Company or its subsidiaries is granted annually an option to purchase shares of common stock at fair market value. The actual number of shares that may be purchased under the option is based on the relationship of a portion of each director's compensation to the fair market value of the common stock, but is limited to fewer than 10,000 shares annually. Subject to certain adjustments, up to a maximum of 650,000 shares of common stock may be sold or issued under the Director Plan. Unless sooner terminated, no awards shall be granted after February 17, 2005, although common stock may be issued thereafter pursuant to awards granted prior to such date.

     The terms and conditions of the stock-based awards under the plans are determined by the Compensation Committee of the Board of Directors on each award date and may include provisions for the exercise price, expirations, vesting, restriction on sales and forfeiture, as applicable. Options granted under the plans have terms not exceeding 11 years and provide for an option exercise price of not less than 100% of the quoted market value of the common stock at the date of grant.

                      JACK IN THE BOX INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  (Dollars in thousands, except per share data)
                                   (continued)

7.   STOCK OPTIONS (continued)

     The following is a summary of stock option activity for the three fiscal years ended September 30, 2001:

                                                 Option exercise price per share
                                                 -------------------------------
                                                                   Weighted-
                                        Shares          Range       average
                                      ---------    --------------   ---------
     Balance at September 27, 1998... 3,611,121    $  .96 - 19.06   $ 10.10
       Granted.......................   655,541     13.56 - 26.63     26.24
       Exercised.....................  (297,148)      .96 - 19.06      9.00
       Canceled......................  (105,801)     5.75 - 26.63     15.27
                                      ---------
     Balance at October 3, 1999...... 3,863,713       .96 - 26.63     12.78
       Granted.......................   699,574     23.25 - 23.88     23.25
       Exercised.....................  (377,935)      .96 - 19.06      3.92
       Canceled......................  (128,922)     5.75 - 26.63     20.39
                                      ---------
     Balance at October 1, 2000...... 4,056,430      1.13 - 26.63     15.16
       Granted.......................   996,699     26.00 - 32.77     26.27
       Exercised.....................  (935,373)     1.13 - 26.63      8.51
       Canceled......................  (119,655)     5.75 - 26.63     23.20
                                      ---------
     Balance at September 30, 2001... 3,998,101      4.19 - 32.77     19.24
                                      =========

     The following is a summary of stock options outstanding at September 30, 2001:

                                        Options outstanding                       Options exercisable
                          -----------------------------------------------      -----------------------
                                          Weighted-average      Weighted-                    Weighted-
                                            contractual          average                      average
      Range of             Number            remaining           exercise         Number     exercise
     exercise prices      outstanding      life in years          price        exercisable     price
     ---------------      -----------     ----------------      ---------      -----------   ---------
     $ 4.19 - 12.13        1,082,043           3.86              $ 8.76         1,082,043      $ 8.76
      12.25 - 23.25        1,405,656           7.60               19.74           711,376       18.29
      23.88 - 32.77        1,510,402           9.17               26.29           364,732       25.99
                           ---------                                            ---------
       4.19 - 32.77        3,998,101           7.18               19.24         2,158,151       14.81
                           =========                                            =========

     At September 30, 2001, October 1, 2000 and October 3, 1999, the number of options exercisable were 2,158,151, 2,514,773 and 2,503,009, respectively, and the weighted-average exercise prices of those options were $14.81, $10.90 and $8.62, respectively.

     For purposes of the following pro forma disclosures required by SFAS 123, the fair value of each option granted after fiscal year 1995 has been estimated on the date of grant using the Black-Scholes option-pricing model. Valuation models require the input of highly subjective assumptions, including the expected volatility of the stock price. Therefore, in management's opinion, the existing models do not provide a reliable single measure of the value of employee stock options. The following assumptions were used for grants: risk-free interest rates of 5.8%, 5.9% and 5.5% in 2001, 2000 and 1999, respectively; expected volatility of 40% in 2001 and 2000 and 35% in 1999; and an expected life of six years in each year. We have not paid any cash and do not anticipate paying dividends in the foreseeable future; therefore, the expected dividend yield is zero.

                      JACK IN THE BOX INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  (Dollars in thousands, except per share data)
                                   (continued)

7.   STOCK OPTIONS (continued)

     The weighted-average fair value of options granted was $12.70 in 2001, $11.26 in 2000 and $11.58 in 1999. Had compensation expense been recognized for stock-based compensation plans in accordance with provisions of SFAS 123, the Company would have recorded net earnings of $77,739, or $2.00 per basic share and $1.95 per diluted share, in 2001; $97,620, or $2.55 per basic share and $2.48 per diluted share, in 2000 and $74,391, or $1.95 per basic share and $1.89 per diluted share, in 1999.

     For the pro forma disclosures, the estimated fair values of the options were amortized over their vesting periods of up to five years. The pro forma disclosures do not include a full five years of grants since SFAS 123 does not apply to grants before 1996. Therefore, these pro forma amounts are not indicative of anticipated future disclosures.

8.   STOCKHOLDERS' EQUITY

     We have 15,000,000 shares of preferred stock authorized for issuance at a par value of $.01 per share. No preferred shares have been issued.

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

     At September 30, 2001, we had 5,133,351 shares of common stock reserved for issuance upon the exercise of stock options.

                      JACK IN THE BOX INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  (Dollars in thousands, except per share data)
                                   (continued)

9.   AVERAGE SHARES OUTSTANDING

     Net earnings per share for each fiscal year is based on the weighted-average number of common shares outstanding during the year, determined as follows:

                                                              2001          2000          1999
                                                           ----------    ----------    ----------
     Shares outstanding, beginning of fiscal year......    38,348,595    38,276,460    37,927,925
     Effect of common stock issued.....................       470,040       200,074       215,635
     Effect of common stock reacquired.................       (27,212)     (209,048)            -
                                                           ----------    ----------    ----------
     Weighted-average shares outstanding - basic.......    38,791,423    38,267,486    38,143,560
     Assumed additional shares issued upon exercise
       of stock options and warrants, net of shares
       reacquired at the average market price..........       988,644     1,066,579     1,136,949
                                                           ----------    ----------    ----------
     Weighted-average shares outstanding - diluted.....    39,780,067    39,334,065    39,280,509
                                                           ==========    ==========    ==========

     The diluted weighted-average shares outstanding computation excludes 496,125, 1,047,684 and 345,040 antidilutive stock options in 2001, 2000 and
     1999, respectively.

10.  CONTINGENCIES AND LEGAL MATTERS

     As previously reported, we have reached a settlement in an action filed in 1995 regarding alleged failure to comply with the Americans with Disabilities Act ("ADA"). The settlement requires compliance with ADA Access Guidelines at Company-operated restaurants by October 2005. We are in the process of making modifications to improve accessibility at our restaurants. We currently expect to spend approximately $10 million over the next four years in connection with these modifications in addition to amounts previously invested.

     On April 18, 2001, an action was filed by Robert Bellmore and Jeffrey Fairbairn, individually and on behalf of all others similarly situated, in the Superior Court of the State of California, San Diego County, seeking class action status and alleging violations of California wage and hour laws. The complaint alleges that salaried restaurant management personnel in California were improperly classified as exempt from California overtime laws, thereby depriving them of overtime pay. The complaint seeks damages in an unspecified amount, penalties, injunctive relief, prejudgment interest, costs and attorneys' fees. We believe our employee classifications are appropriate and plan to vigorously defend this action. A motion for class certification is scheduled to be heard on May 3, 2002 and a trial date has been set for January 17, 2003.

     We are also subject to normal and routine litigation in the ordinary course of business. The amount of liability from the claims and actions against us cannot be determined with certainty, but in our opinion the ultimate liability from all pending legal proceedings, asserted legal claims and known potential legal claims which are probable of assertion should not materially affect our results of operations and liquidity.

     We have three wholly-owned subsidiaries, consisting of Foodmaker International Franchising Inc. (the "Subsidiary Guarantor") and two other non-guarantor subsidiaries (collectively, the "Non-Guarantor Subsidiaries"). The Non-Guarantor Subsidiaries conduct no material operations, have no significant assets on a consolidated basis and account for only an insignificant share of our consolidated revenues. The Subsidiary Guarantor's guaranty of our $125 million senior subordinated notes is full and unconditional. The Subsidiary Guarantor has no significant operations or any significant assets or liabilities other than the guaranty of indebtedness of the Company, and therefore, no separate financial statements of the Subsidiary Guarantor are presented because they are not material to investors.

                      JACK IN THE BOX INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  (Dollars in thousands, except per share data)
                                   (continued)

11.  SUPPLEMENTAL FINANCIAL STATEMENT INFORMATION

                                                     September 30,   October 1,
                                                         2001           2000
                                                     ------------    ----------

     Accounts receivable:
       Trade......................................   $    7,163      $    5,871
       Construction advances......................        8,426           5,857
       Other......................................        6,808           3,034
       Allowances for doubtful accounts...........         (581)         (1,095)
                                                     ----------      ----------
                                                     $   21,816      $   13,667
                                                     ==========      ==========
     Other assets:
       Trading area rights, net of amortization
          of $37,330 and $33,183, respectively....   $   68,825      $   71,565
       Other, net of amortization
          of $46,058 and $42,159, respectively....       56,795          56,496
                                                     ----------      ----------
                                                     $  125,620      $  128,061
                                                     ==========      ==========
     Accrued liabilities:
       Payroll and related taxes..................   $   46,058      $   47,842
       Sales and property taxes...................       17,970          15,364
       Insurance..................................       27,771          27,696
       Advertising................................       13,228          11,419
       Capital improvements.......................       15,898          13,142
       Income tax liabilities.....................       13,181           5,887
       Other......................................       35,522          32,006
                                                     ----------      ----------
                                                     $  169,628      $  153,356
                                                     ==========      ==========

                      JACK IN THE BOX INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  (Dollars in thousands, except per share data)
                                   (continued)

12.  QUARTERLY RESULTS OF OPERATIONS (Unaudited)

     The following fiscal year 2001 quarterly results of operations reflect the adoption of SAB 101 as described in Note 1:


                                                    16 weeks              12 weeks ended
                                                     ended      ----------------------------------
                                                    Jan. 21,     Apr. 15,     July 8,    Sept. 30,
       Fiscal Year 2001                               2001         2001        2001        2001
       ------------------------------------------  ---------    ---------    --------    ---------
       Revenues..................................  $543,223     $413,219     $434,633    $442,501
       Gross profit..............................   109,998       77,394       84,750      84,386
       Net earnings before cumulative
         effect of accounting change.............    25,580       16,771       21,034      20,675
       Net earnings..............................    23,721       16,771       21,034      20,675
       Net earnings per share before cumulative
         effect of accounting change:
           Basic.................................       .67          .43          .54         .53
           Diluted...............................       .65          .42          .53         .52
       Net earnings per share:
           Basic.................................       .62          .43          .54         .53
           Diluted...............................       .60          .42          .53         .52

     Although the impact of adopting SAB 101 on full fiscal year operating results was not significant, the results for each of the respective quarters presented above reflect the following SAB 101 adjustments. Revenues and gross profit increased (decreased) $2,481, $(2,353), $(1,440) and $1,259. Net earnings before cumulative effect of accounting change increased (decreased) $1,541, $(1,460), $(927) and $812. Net earnings increased (decreased) $622, $(2,353), $(1,440) and $1,259. Basic and diluted net earnings per share before cumulative effect of accounting change increased (decreased) $.04, $(.04), $(.02) and $.02. Basic and diluted net earnings per share increased (decreased) $(.01), $(.04), $(.02) and $.02.

     Since SAB 101 was adopted as of the beginning of fiscal year 2001, the following fiscal year 2000 quarterly results of operations have not been adjusted:

                                                   16 weeks               12 weeks ended
                                                     ended      ---------------------------------
                                                    Jan. 23,     Apr. 16,     July 9,    Oct. 1,
       Fiscal Year 2000                               2000         2000         2000       2000
       ------------------------------------------  ---------    ---------    --------    --------
       Revenues..................................  $476,806     $370,495     $390,311    $395,700
       Gross profit..............................    94,133       74,280       82,170      80,972
       Net earnings..............................    20,392       16,085       20,808      42,979
       Net earnings per share:
         Basic...................................       .53          .42          .54        1.12
         Diluted.................................       .52          .41          .53        1.09