Form 10-Q
period 2002-01-20
JACK IN THE BOX INC /NEW/
filed 2002-03-06
CIK 807882

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-Q


                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


                 For the quarterly period ended January 20, 2002
                                                ----------------

                           Commission file no. 1-9390
                                               ------


                              JACK IN THE BOX INC.
             -----------------------------------------------------
             (Exact name of registrant as specified in its charter)




        DELAWARE                                        95-2698708
----------------------------------------- --------------------------------------
(State of Incorporation)                   (I.R.S. Employer Identification No.)



9330 BALBOA AVENUE, SAN DIEGO, CA                        92123
----------------------------------------- --------------------------------------
(Address of principal executive offices)               (Zip Code)


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

Number of shares of common stock, $.01 par value, outstanding as of the close of business February 27, 2002 - 39,365,879.

                      JACK IN THE BOX INC. AND SUBSIDIARIES

                                      INDEX


                                                                           Page
                                                                           ----
PART I.  FINANCIAL INFORMATION

         Item 1.  Consolidated Financial Statements:

                  Consolidated Balance Sheets...............................3

                  Unaudited Consolidated Statements of Earnings.............4

                  Unaudited Consolidated Statements of Cash Flows...........5

                  Notes to Unaudited Consolidated Financial Statements......6

         Item 2.  Management's Discussion and Analysis of Financial
                   Condition and Results of Operations......................7

         Item 3.  Quantitative and Qualitative Disclosures
                    About Market Risk......................................12

PART II. OTHER INFORMATION

         Item 4.  Submission of Matters to a Vote of Security Holders......13

                         PART I. FINANCIAL INFORMATION

ITEM 1.  CONSOLIDATED FINANCIAL STATEMENTS

                      JACK IN THE BOX INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                                 (In thousands)

                                                        January 20,   Sept. 30,
                                                            2002        2001
----------------------------------------------------   ------------ -----------
                                                        (Unaudited)
                                     ASSETS
Current assets:
   Cash and cash equivalents........................   $    5,516   $    6,328
   Accounts receivable, net.........................       12,646       21,816
   Inventories......................................       30,556       28,993
   Prepaid expenses and other current assets........       27,417       19,268
   Assets held for sale and leaseback...............       47,109       48,329
                                                       ----------   ----------
     Total current assets...........................      123,244      124,734
                                                       ----------   ----------

Property and equipment, at cost.....................    1,134,210    1,111,837
   Accumulated depreciation and amortization........     (346,115)    (332,369)
                                                       ----------   ----------
     Property and equipment, net....................      788,095      779,468
                                                       ----------   ----------

Trading area rights, net............................       67,095       68,825

Other assets, net...................................       41,890       56,795
                                                       ----------   ----------

     TOTAL..........................................   $1,020,324   $1,029,822
                                                       ==========   ==========

                      LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
   Current maturities of long-term debt.............   $   37,322   $    2,255
   Accounts payable.................................       49,646       55,036
   Accrued expenses.................................      148,767      169,628
                                                       ----------   ----------
     Total current liabilities......................      235,735      226,919
                                                       ----------   ----------

Deferred income taxes...............................       21,255       18,215

Long-term debt, net of current maturities...........      231,131      279,719

Other long-term liabilities.........................       91,485       91,439

Stockholders' equity:
   Common stock.....................................          425          424
   Capital in excess of par value...................      310,620      310,107
   Retained earnings................................      170,692      144,018
   Treasury stock...................................      (41,019)     (41,019)
                                                       ----------   ----------
     Total stockholders' equity.....................      440,718      413,530
                                                       ----------   ----------
     TOTAL..........................................   $1,020,324   $1,029,822
                                                       ==========   ==========


          See accompanying notes to consolidated financial statements.

                      JACK IN THE BOX INC. AND SUBSIDIARIES
                  UNAUDITED CONSOLIDATED STATEMENTS OF EARNINGS
                      (In thousands, except per share data)


                                                           Sixteen Weeks Ended
                                                         -----------------------
                                                         January 20, January 21,
                                                            2002       2001
-------------------------------------------------------- ----------  -----------

Revenues:
   Restaurant sales...................................... $ 552,548  $ 506,537
   Distribution and other sales..........................    21,152     19,292
   Franchise rents and royalties.........................    16,639     15,843
   Other.................................................     3,841      1,551
                                                          ---------  ---------
                                                            594,180    543,223
                                                          ---------  ---------
Costs of revenues:
   Restaurant costs of sales.............................   170,118    156,167
   Restaurant operating costs............................   281,549    252,091
   Costs of distribution and other sales.................    20,685     18,800
   Franchised restaurant costs...........................     6,641      6,205
                                                          ---------  ---------
                                                            478,993    433,263
                                                          ---------  ---------
Gross profit.............................................   115,187    109,960
Selling, general and administrative......................    65,876     60,732
                                                          ---------  ---------
Earnings from operations.................................    49,311     49,228
Interest expense.........................................     7,305      8,008
                                                          ---------  ---------
Earnings before income taxes and cumulative effect of
   accounting change.....................................    42,006     41,220
Income taxes.............................................    15,332     15,640
                                                          ---------  ---------
Earnings before cumulative effect of accounting change...    26,674     25,580
Cumulative effect of adopting SAB 101....................         -     (1,859)
                                                          ---------  ---------
Net earnings............................................. $  26,674  $  23,721
                                                          =========  =========

Net earnings per share - basic:
   Earnings before cumulative effect of
      accounting change.................................. $     .68  $     .67
   Cumulative effect of adopting SAB 101.................         -       (.05)
                                                          ---------  ---------
   Net earnings per share................................ $     .68  $     .62
                                                          =========  =========

Net earnings per share - diluted:
   Earnings before cumulative effect of
      accounting change.................................. $     .67  $     .65
   Cumulative effect of adopting SAB 101.................         -       (.05)
                                                          ---------  ---------
   Net earnings per share................................ $     .67  $     .60
                                                          =========  =========

Weighted-average shares outstanding:
   Basic.................................................    39,271     38,429
   Diluted...............................................    39,995     39,506


          See accompanying notes to consolidated financial statements.

                      JACK IN THE BOX INC. AND SUBSIDIARIES
                 UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)


                                                          Sixteen Weeks Ended
                                                        ------------------------
                                                        January 20,  January 21,
                                                            2002        2001
------------------------------------------------------- -----------  -----------

Cash flows from operating activities:
    Net earnings.......................................  $  26,674    $ 23,721
    Non-cash items included in operations:
       Depreciation and amortization...................     21,107      19,098
       Deferred finance cost amortization..............        514         514
       Deferred income taxes...........................      3,040       1,394
       Cumulative effect of accounting change..........          -       1,859
    Decrease in receivables............................      9,170         294
    Increase in inventories............................     (1,563)     (2,290)
    Decrease in prepaid expenses and other
       current assets..................................      7,026       4,547
    Decrease in accounts payable.......................     (5,390)    (11,611)
    Increase (decrease) in other liabilities...........    (20,222)        828
                                                         ---------    --------
       Cash flows provided by operating activities.....     40,356      38,354
                                                         ---------    --------
Cash flows from investing activities:
    Additions to property and equipment................    (30,017)    (38,882)
    Dispositions of property and equipment.............      1,727       1,773
    Decrease (increase) in trading area rights.........        424        (453)
    Decrease (increase) in assets held for
       sale and leaseback..............................      1,220      (1,507)
    Other..............................................     (1,389)      1,032
                                                         ---------    --------
       Cash flows used in investing activities.........    (28,035)    (38,037)
                                                         ---------    --------

Cash flows from financing activities:
    Borrowings under revolving bank loans..............    125,500     106,500
    Principal repayments under revolving bank loans....   (138,500)   (109,500)
    Principal payments on long-term debt, including
       current maturities..............................       (647)       (582)
    Repurchase of common stock.........................          -        (499)
    Proceeds from issuance of common stock.............        514       2,205
                                                         ---------    --------
       Cash flows used in financing activities.........    (13,133)     (1,876)
                                                         ---------    --------

Net decrease in cash and cash equivalents..............  $    (812)   $ (1,559)
                                                         =========    ========


          See accompanying notes to consolidated financial statements.

                      JACK IN THE BOX INC. AND SUBSIDIARIES
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

1. The accompanying unaudited consolidated financial statements of Jack in the Box Inc. (the "Company") and its subsidiaries have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules and regulations of the Securities and Exchange Commission ("SEC"). In our opinion, all adjustments considered necessary for a fair presentation of financial condition and results of operations for the interim periods have been included. Operating results for any interim period are not necessarily indicative of the results for any other interim period or for the full year. We report results quarterly with the first quarter having 16 weeks and each remaining quarter having 12 weeks.

     Certain financial statement reclassifications have been made in the prior year to conform to the current year presentation. Fiscal year 2001 financial statements have been restated to reflect the adoption of Staff Accounting Bulletin ("SAB") 101 as of the beginning of the year. These financial statements should be read in conjunction with the notes to the fiscal year 2001 financial statements contained in our Annual Report on Form 10-K filed with the SEC.

2. The income tax provisions for 2002 and 2001 reflect the projected annual tax rates of 36.5% and 37.9%, respectively, of pretax earnings. The fiscal 2001 income tax provision was subsequently adjusted to the effective annual rate of 35.5% of pretax earnings. The favorable income tax rates result from our ability to realize previously unrecognized tax benefits. The final 2002 annual tax rate cannot be determined until the end of the fiscal year; thus, the actual rate could differ from our current estimates.

3. The Company is subject to normal and routine litigation. In the opinion of management, the ultimate liability from all pending legal proceedings, asserted legal claims and known potential legal claims should not materially affect our operating results and liquidity.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
             CONDITION AND RESULTS OF OPERATIONS

                      JACK IN THE BOX INC. AND SUBSIDIARIES

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS


RESULTS OF OPERATIONS
---------------------

     All comparisons under this heading between 2002 and 2001 refer to the 16-week periods ended January 20, 2002 and January 21, 2001, respectively, unless otherwise indicated.

     Company-operated restaurant sales increased $46.0 million, or 9.1%, to $552.5 million in 2002 from $506.5 million in 2001, reflecting increases in both the number of Company-operated restaurants and in per store average ("PSA") sales. The number of Company-operated restaurants increased 8.6% to 1,462 in 2002 from 1,346 restaurants in 2001. PSA weekly sales for comparable Company-operated restaurants, those open more than one year, grew .7% in 2002 on top of a 4.3% increase in 2001. We believe that the sales growth is primarily due to effective advertising and strategic initiatives, including our ongoing focus on food quality and guest service. Also contributing slightly to sales growth were modest price increases.

     Distribution and other sales increased $1.9 million to $21.2 million in 2002 from $19.3 million in 2001. This increase is principally due to an increase in the number of fuel and convenience stores to ten at the end of the quarter compared with eight a year ago.

     Franchise rents and royalties increased $.8 million to $16.6 million, or 13.1% of franchise restaurant sales, in 2002 from $15.8 million in 2001, or 12.7% of sales, in 2001. Franchise restaurant sales grew to $127.1 million in 2002 from $124.3 million in 2001. Franchise rents and royalties grew as a percentage of franchise restaurant sales primarily due to increases in percentage rents at certain franchised restaurants.

     Other revenues, representing franchise gains and fees and interest income from investments and notes receivable, increased to $3.8 million in 2002 from $1.6 million in 2001, primarily due to increased franchising activities including the sale of three Company-operated restaurants to franchisees in 2002 compared to one a year ago.

     Restaurant costs of sales and operating costs increased with sales growth and the addition of Company-operated restaurants. Restaurant costs of sales, which include food and packaging costs, increased to $170.1 million in 2002 from $156.2 million in 2001. Restaurant costs of sales were 30.8% of restaurant sales in both quarters, as the impact in 2002 of higher ingredient costs was offset by selling price increases.

     Restaurant operating costs grew to $281.5 million, or 50.9% of restaurant sales, in 2002 from $252.1 million, or 49.8% of restaurant sales, in 2001. The higher percentage of operating costs in 2002 reflects significant cost increases in labor and utilities, as well as higher occupancy expenses of recently opened restaurants whose sales have not yet matured.

     Costs of distribution and other sales increased to $20.7 million in 2002 from $18.8 million in 2001, reflecting an increase in the related sales.

     Franchise restaurant costs, which consist principally of rents and depreciation on properties leased to franchisees and other miscellaneous costs, increased slightly to $6.6 million in 2002 from $6.2 million in 2001.

     Selling, general and administrative costs increased to $65.9 million in 2002 from $60.7 million in 2001 and improved slightly as a percentage of revenues to 11.1% in 2002 compared to 11.2% a year ago.

     Interest expense declined to $7.3 million in 2002 from $8.0 million in 2001, reflecting a reduction in total average debt outstanding and lower interest rates.

     The income tax provisions for 2002 and 2001 reflect the projected annual tax rates of 36.5% and 37.9%, respectively, of pretax earnings. The fiscal 2001 income tax provision was subsequently adjusted to the effective annual rate of 35.5% of pretax earnings. The favorable income tax rates result from our ability to realize previously unrecognized tax benefits. The final 2002 annual tax rate cannot be determined until the end of the fiscal year; thus, the actual rate could differ from our current estimates.

     In the fourth quarter of fiscal 2001, we adopted SAB 101 which requires that percentage rents, which are contingent upon certain annual sales levels, be recognized in the period in which the contingency is met instead of being accrued for ratably. As a result of adopting SAB 101, we recorded a one-time after tax cumulative effect of this accounting change of $1.9 million related to the deferral of franchise percentage rents not yet earned as of the beginning of fiscal year 2001.

     Earnings before the cumulative effect of accounting change increased 4.3% to $26.7 million, or $.67 per diluted share, in 2002 from $25.6 million, or $.65 per diluted share, in 2001. Net earnings increased to $26.7 million, or $.67 per diluted share, in 2002 from $23.7 million, or $.60 per diluted share, in 2001.

DISCUSSION OF CRITICAL ACCOUNTING POLICIES
------------------------------------------

     In accordance with the Securities and Exchange Commission's release No. 33-8040, Cautionary Advice Regarding Disclosure About Critical Accounting Policies, issued on December 12, 2001, we identified the following as the Company's most critical accounting policies, which are those that are most important to the portrayal of the Company's financial condition and results and require management's most subjective and complex judgments.

     Long-lived Assets - Long-lived assets, including fixed assets and intangibles, are reviewed for impairment when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less that the assets' carrying amount. The estimate of cash flows is based upon, among other things, certain assumptions about expected future operating performance. Our estimates of undiscounted cash flows may differ from actual cash flows due to, among other things, economic conditions or changes in operating performance. If the sum of the undiscounted cash flows is less than the carrying value, we recognize an impairment loss, measured as the amount by which the carrying value exceeds the fair value of the asset. During the first quarter of 2002 no impairment indicators occurred that would, in our opinion, indicate the need for a reduction in the carrying value of any of the Company's assets.

     Pension Benefits - The Company sponsors pension and other retirement plans in various forms covering substantially all employees who meet certain eligibility requirements. Several statistical and other factors which attempt to anticipate future events are used in calculating the expense and liability related to the plans, including assumptions about the discount rate, expected return on plan assets and the rate of increase in compensation levels, as determined by the Company, within certain guidelines. In addition, our outside actuarial consultants also use subjective factors such as turnover, retirement and mortality rates to estimate the Company's benefit obligation. The actuarial assumptions used may differ materially from actual results due to changing market and economic conditions, higher or lower turnover and retirement rates or longer or shorter life spans of participants. These differences may impact the amount of pension expense recorded by the Company. Due to decreases in interest rates and declines in the income of assets in the plans, it is expected that the pension expense for fiscal 2002 will be higher than in recent years.

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

LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

     Cash and cash equivalents decreased $.8 million to $5.5 million at January 20, 2002 from $6.3 million at the beginning of the fiscal year. We expect to maintain low levels of cash and cash equivalents, reinvesting available cash flows from operations to develop new or enhance existing restaurants, and to reduce borrowings under the revolving credit agreement.

     Our working capital deficit increased $10.3 million to $112.5 million at January 20, 2002 from $102.2 million at September 30, 2001. This increase is primarily due to the reclassification of $35 million of financing lease obligations due in January 2003 to current maturities, offset in part by the related reclassification of $15.2 million in sinking fund payments from other assets to other current assets. The financing lease obligations will be funded from the sinking fund, operations and our existing credit facility. The Company and the restaurant industry in general maintain relatively low levels of accounts receivable and inventories and vendors grant trade credit for purchases such as food and supplies. We also continually invest in our business through the addition of new units and refurbishment of existing units, which are reflected as long-term assets and not as part of working capital.

     Our revolving bank credit agreement provides for a credit facility expiring April 1, 2003 of up to $175 million, including letters of credit of up to $25 million. At January 20, 2002, we had borrowings of $52 million, letters of credit outstanding of $16.1 million and approximately $106.9 million of availability under the agreement. Total debt outstanding decreased to $268.5 million at January 20, 2002 from $282.0 million at the beginning of the fiscal year.

     We are subject to a number of covenants under our various debt instruments, including limitations on additional borrowings, capital expenditures, lease commitments and dividend payments, as well as requirements to maintain certain financial ratios, cash flows and net worth. As of January 20, 2002, we believe we are in compliance with these covenants. In September 1999, the collateral securing the bank credit facility was released. However, the real and personal property previously held as collateral for the bank credit facility cannot be used to secure other indebtedness of the Company. In addition, certain of our real and personal property secure other indebtedness.

     We require capital principally to grow the business through new restaurant construction, as well as to maintain, improve and refurbish existing restaurants, and for general operating purposes. Our primary short-term and long-term sources of liquidity are expected to be cash flows from operations, the revolving bank credit facility, and the sale and leaseback of certain restaurant properties. Additional potential sources of liquidity include financing opportunities and the conversion of Company-operated restaurants to franchised restaurants. Based upon current levels of operations and anticipated growth, we expect that cash flows from operations, combined with other financing alternatives available, will be sufficient to meet debt service, capital expenditure and working capital requirements.

     On January 22, 2002, the SEC issued an interpretive release on certain disclosures concerning liquidity and capital resources, including off-balance sheet arrangements, trading activities involving non-exchange traded contracts and effects of transactions with related parties. We do not have material related party transactions or off-balance sheet arrangements, other than our operating leases. We do not enter into commodity contracts for which market price quotations are not available. Furthermore, we are not aware of any other factors, which are reasonably likely to affect our liquidity, other than those disclosed as risk factors in our Form 10-K filed with the SEC. While we have noted that certain operating expenses, including utilities and occupancy costs, are rising and the economy has slowed down, we believe that there are sufficient funds available from operations, our existing credit facility and the sale and leaseback of restaurant properties to accommodate the Company's future growth.

CAUTIONARY STATEMENTS REGARDING FORWARD-LOOKING STATEMENTS
----------------------------------------------------------

     This Quarterly Report on Form 10-Q contains forward-looking statements including, but not limited to, our continuing investment in new restaurants and refurbishment of existing facilities, expectations regarding our effective tax rate, expectations regarding any liability that may result from claims and actions filed against us and our sources of liquidity and uses of cash. Forward-looking statements are generally identifiable by the use of the words "believe," "expect," "intend," "anticipate," "estimate," "assume," "project" and similar expressions. Forward-looking statements are subject to known and unknown risks and uncertainties which may cause actual results to differ materially from expectations. The following is a discussion of some of those factors.

     Our income tax provision is sensitive to expected earnings, and, as expectations change, our income tax provision may vary from quarter-to-quarter and year-to-year. In addition, from time-to-time, we may take positions for filing our tax returns which differ from the treatment for financial reporting purposes. In fiscal 2003, our effective tax rate is expected to increase.

     There can be no assurances that growth objectives in the regional domestic markets in which we operate will be met or that capital will be available for refurbishment of existing facilities. Multi-unit food service businesses such as JACK IN THE BOX restaurants can be materially and adversely affected by publicity about allegations of poor food quality, foreign objects in food, illness, injury or other health concerns with respect to the nutritional value of certain foods. Our results of operations can also be affected by ingredient cost increases or shortages. We have experienced an increase in utility costs due to deregulation. We have also experienced power outages in certain areas and are uncertain if they will continue or spread to other areas. The deregulation of utilities and the continuation of power shortages or interruptions may adversely affect the profitability of our business in the areas in which they occur. Additional risk factors associated with our business are detailed in our most recent Annual Report on Form 10-K filed with the SEC.

NEW ACCOUNTING STANDARDS
------------------------

     In July, 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") 141, Business Combinations, and 142, Goodwill and Other Intangible Assets, which supersede Accounting Principles Board Opinion 17, Intangible Assets. SFAS 141 requires that all business combinations be accounted for under the purchase method. The statement further requires separate recognition of intangible assets that meet one of the two criteria, as defined in the statement. This statement applies to all business combinations initiated after June 30, 2001. Under SFAS 142, goodwill and intangible assets with indefinite lives are no longer amortized, but are to be tested at least annually for impairment. Separable intangible assets with defined lives will continue to be amortized over their useful lives. The provisions of SFAS 142 will apply to goodwill and intangible assets acquired before and after the statement's effective date. The provisions of SFAS 142 are required to be adopted by the first quarter of fiscal year 2003. We are currently evaluating the effect that such adoption will have on our results of operations and financial position.

     In June 2001, the FASB issued SFAS 143, Accounting for Asset Retirement Obligations. This new standard requires entities to recognize the fair value of a liability for an asset retirement obligation in the period which it is incurred if a reasonable estimate of fair value can be made. When the liability is initially incurred, the cost is capitalized as part of the carrying amount of the long-lived asset. Over time, the liability is accreted to its present value each period through charges to operating expense, and the capitalized cost is depreciated over the life of the asset. Upon settlement of the liability, an entity either settles the obligation for its recorded amount or incurs a gain or loss upon settlement. The provisions of SFAS 143 are effective for fiscal years beginning after June 15, 2002. We have not yet determined the impact, if any, of adoption of SFAS 143.

     In August 2001, the FASB issued SFAS 144, Accounting for the Impairment or Disposal of Long-Lived Assets. This new standard supersedes SFAS 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of. The primary objectives of this statement were to develop one accounting model for long-lived assets to be disposed of by sale and to address the significant implementation issues related to SFAS 121. SFAS 144 requires that all long-lived assets be measured at the lower of carrying amount or fair value less cost to sell. The provisions of SFAS 144 are effective for fiscal years beginning after December 15, 2001. We have not yet determined the impact, if any, of adoption of SFAS 144.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS

     Our primary exposure relating to financial instruments is to changes in interest rates. Our credit facility bears interest at an annual rate equal to the prime rate or the London Interbank Offered Rate ("LIBOR") plus an applicable margin based on a financial leverage ratio. As of January 20, 2002, our applicable margin was set at .625%. At January 20, 2002, a hypothetical one percentage point increase in short-term interest rates would result in a reduction of $.5 million in annual pretax earnings.

     Changes in interest rates also impact our pension expense. An assumed discount rate is used in determining the present value of future cash outflows currently expected to be required to satisfy the pension benefit obligations when due. A hypothetical 25 basis point reduction in the assumed discount rate from 7.75% to 7.50% would result in an estimated increase of $.7 million in our annual pension expense.

     We are also exposed to the impact of commodity price fluctuations related to unpredictable factors such as weather and various other market conditions outside our control. From time-to-time we enter into commodity futures and option contracts to manage these fluctuations. Open commodity futures and option contracts were not significant as of January 20, 2002.

     At January 20, 2002, we had no other material financial instruments subject to significant market exposure.

                           PART II - OTHER INFORMATION

There is no information required to be reported for any items under Part II, except as follows:

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     No matters were submitted to a vote of stockholders in the first quarter ended January 20, 2002. Our annual meeting of stockholders was held
February 22, 2002 at which the following matters were voted as indicated:

                                                           For        Withheld
                                                           ---        --------
1. Election of the following directors to serve until the next annual meeting of stockholders and until their successors are elected and qualified.

     Michael E. Alpert..............................   34,391,639      538,456
     Jay W. Brown...................................   34,569,049      361,046
     Paul T. Carter.................................   34,603,228      326,867
     Edward W. Gibbons..............................   34,622,617      307,478
     Alice B. Hayes, Ph.D...........................   34,567,180      362,915
     Murray H. Hutchison............................   34,612,182      317,913
     Robert J. Nugent...............................   34,586,183      343,912
     L. Robert Payne................................   34,605,135      324,960
     Kenneth R. Williams............................   34,621,752      308,343

                                                                           Not
                                      For         Against     Abstain     Voted
                                      ---         -------     -------     -----
2.   Approval of the 2002 Stock
     Incentive Plan.............   32,294,016    2,615,880     20,199       -

3.   Ratification of the
     appointment of KPMG LLP as
     independent accountants....   34,574,576      340,708     14,811       -

                                    SIGNATURE

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized and in the capacities indicated.


                                 JACK IN THE BOX INC.


                                 By:  JOHN F. HOFFNER
                                      --------------------------
                                      John F. Hoffner
                                      Vice President, and Chief Financial
                                      Officer (Principal Financial Officer)
                                      (Duly Authorized Signatory)


Date:  March 6, 2002