Form 10-Q
period 2002-04-14
JACK IN THE BOX INC /NEW/
filed 2002-05-29
CIK 807882

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-Q


                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


                  For the quarterly period ended April 14, 2002
                                                 --------------

                           Commission file no. 1-9390
                                               ------


                              JACK IN THE BOX INC.
        ---------------------------------------------------------------
             (Exact name of registrant as specified in its charter)




                 DELAWARE                               95-2698708
----------------------------------------- -------------------------------------
         (State of Incorporation)          (I.R.S. Employer Identification No.)



    9330 BALBOA AVENUE, SAN DIEGO, CA                    92123
----------------------------------------- -------------------------------------
(Address of principal executive offices)               (Zip Code)


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
Number of shares of common stock, $.01 par value, outstanding as of the close of business May 23, 2002 - 39,723,667.

                      JACK IN THE BOX INC. AND SUBSIDIARIES

                                      INDEX


                                                                            Page
                                                                            ----
 Part I.   Financial Information

           Item 1.  Consolidated Financial Statements:

                    Consolidated Balance Sheets............................  3

                    Unaudited Consolidated Statements of Earnings..........  4

                    Unaudited Consolidated Statements of Cash Flows........  5

                    Notes to Unaudited Consolidated Financial Statements...  6

           Item 2.  Management's Discussion and Analysis of Financial
                      Condition and Results of Operations..................  7

           Item 3.  Quantitative and Qualitative Disclosures
                      About Market Risk.................................... 11

 Part II.  Other Information

           Item 6.  Exhibits and Reports on Form 8-K....................... 12

PART I.    FINANCIAL INFORMATION

ITEM 1.    CONSOLIDATED FINANCIAL STATEMENTS

                      JACK IN THE BOX INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                                 (In thousands)

                                                      April 14,      Sept. 30,
                                                        2002           2001
--------------------------------------------------- ------------    -----------
                                                     (Unaudited)
                                     ASSETS
Current assets:
   Cash and cash equivalents....................... $     6,138     $     6,328
   Accounts receivable, net........................      18,956          21,816
   Inventories.....................................      28,108          28,993
   Prepaid expenses and other current assets.......      31,782          19,268
   Assets held for sale and leaseback..............      56,665          48,329
                                                    -----------     -----------
     Total current assets..........................     141,649         124,734
                                                    -----------     -----------

Property and equipment, at cost....................   1,150,544       1,111,837
   Accumulated depreciation and amortization.......    (355,519)       (332,369)
                                                    -----------     -----------
     Property and equipment, net...................     795,025         779,468
                                                    -----------     -----------

Trading area rights, net...........................      67,077          68,825

Other assets, net..................................      41,430          56,795
                                                    -----------     -----------

     TOTAL......................................... $ 1,045,181     $ 1,029,822
                                                    ===========     ===========

                      LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
   Current maturities of long-term debt............ $    76,396     $     2,255
   Accounts payable................................      37,563          55,036
   Accrued expenses................................     169,726         169,628
                                                    -----------     -----------
     Total current liabilities.....................     283,685         226,919
                                                    -----------     -----------

Deferred income taxes..............................      23,231          18,215

Long-term debt, net of current maturities..........     179,064         279,719

Other long-term liabilities........................      94,270          91,439

Stockholders' equity:
   Common stock....................................         428             424
   Capital in excess of par value..................     316,644         310,107
   Retained earnings...............................     188,878         144,018
   Treasury stock..................................     (41,019)        (41,019)
                                                    -----------     -----------
     Total stockholders' equity....................     464,931         413,530
                                                    -----------     -----------

     TOTAL......................................... $ 1,045,181     $ 1,029,822
                                                    ===========     ===========


           See accompanying notes to consolidated financial statements.

                      JACK IN THE BOX INC. AND SUBSIDIARIES
                  UNAUDITED CONSOLIDATED STATEMENTS OF EARNINGS
                      (In thousands, except per share data)

                                                 Twelve Weeks Ended         Twenty-Eight Weeks Ended
                                               -----------------------      ------------------------
                                                April 14,    April 15,       April 14,     April 15,
                                                  2002         2001            2002          2001
---------------------------------------------  ---------     ---------      ----------     ---------
Revenues:
   Restaurant sales..........................  $ 418,118     $ 389,294      $  970,666     $ 895,831
   Distribution and other sales..............     16,950        14,851          38,102        34,143
   Franchise rents and royalties.............      8,247         7,603          24,886        23,446
   Other.....................................      4,315         1,471           8,156         3,022
                                               ---------     ---------      ----------     ---------
                                                 447,630       413,219       1,041,810       956,442
                                               ---------     ---------      ----------     ---------
Costs of revenues:
   Restaurant costs of sales.................    127,579       120,190         297,697       276,357
   Restaurant operating costs................    214,840       196,583         496,389       448,674
   Costs of distribution and other sales.....     16,454        14,363          37,139        33,163
   Franchised restaurant costs...............      5,123         4,716          11,764        10,921
                                               ---------     ---------      ----------     ---------
                                                 363,996       335,852         842,989       769,115
                                               ---------     ---------      ----------     ---------
Gross profit.................................     83,634        77,367         198,821       187,327
Selling, general and administrative..........     49,804        45,509         115,680       106,241
                                               ---------     ---------      ----------     ---------
Earnings from operations.....................     33,830        31,858          83,141        81,086
Interest expense.............................      5,190         5,877          12,495        13,885
                                               ---------     ---------      ----------     ---------
Earnings before income taxes and
  cumulative effect of accounting change.....     28,640        25,981          70,646        67,201

Income taxes.................................     10,454         9,210          25,786        24,850
                                               ---------     ---------      ----------     ---------
Earnings before cumulative effect of
  accounting change..........................     18,186        16,771          44,860        42,351

Cumulative effect of adopting SAB 101........          -             -               -        (1,859)
                                               ---------     ---------      ----------     ---------
Net earnings.................................  $  18,186     $  16,771      $   44,860     $  40,492
                                               =========     =========      ==========     =========
Net earnings per share - basic:
   Earnings before cumulative effect of
      accounting change......................  $     .46     $     .43      $     1.14     $    1.10
   Cumulative effect of adopting SAB 101.....          -             -               -          (.05)
                                               ---------     ---------      ----------     ---------
   Net earnings per share....................  $     .46     $     .43      $     1.14     $    1.05
                                               =========     =========      ==========     =========
Net earnings per share - diluted:
   Earnings before cumulative effect of
      accounting change......................  $     .45     $     .42      $     1.12     $    1.07
   Cumulative effect of adopting SAB 101.....          -             -               -          (.05)
                                               ---------     ---------      ----------     ---------
   Net earnings per share....................  $     .45     $     .42      $     1.12     $    1.02
                                               =========     =========      ==========     =========
Weighted-average shares outstanding:
   Basic.....................................     39,436        38,756          39,342        38,569
   Diluted...................................     40,299        39,837          40,125        39,648


          See accompanying notes to consolidated financial statements.

                      JACK IN THE BOX INC. AND SUBSIDIARIES
                 UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)


                                                        Twenty-Eight Weeks Ended
                                                        ------------------------
                                                          April 14,    April 15,
                                                            2002         2001
-------------------------------------------------------- ----------   ----------
Cash flows from operating activities:
  Net earnings........................................... $  44,860   $  40,492
  Non-cash items included in operations:
     Depreciation and amortization.......................    37,253      33,956
     Deferred finance cost amortization..................       900         899
     Deferred income taxes...............................     5,016         707
     Cumulative effect of accounting change..............         -       1,859
  Tax benefit associated with exercise of stock options..     2,700           -
  Decrease (increase) in receivables.....................     2,860      (4,642)
  Decrease (increase) in inventories.....................       885      (3,774)
  Decrease in prepaid expenses and other current assets..     2,661       4,251
  Decrease in accounts payable...........................   (17,473)    (15,681)
  Increase in other liabilities..........................     3,416      11,533
                                                          ---------   ---------
     Cash flows provided by operating activities.........    83,078      69,600
                                                          ---------   ---------
Cash flows from investing activities:
  Additions to property and equipment....................   (53,539)    (72,535)
  Dispositions of property and equipment.................     4,262       3,196
  Increase in trading area rights........................      (536)     (1,549)
  Increase in assets held for sale and leaseback.........    (8,336)     (1,951)
  Other..................................................    (1,752)     (4,812)
                                                          ---------   ---------
     Cash flows used in investing activities.............   (59,901)    (77,651)
                                                          ---------   ---------

Cash flows from financing activities:
  Borrowings under revolving bank loans..................   235,140     282,000
  Principal repayments under revolving bank loans........  (261,140)   (277,000)
  Principal payments on long-term debt, including
    current maturities...................................    (1,208)     (1,084)
  Repurchase of common stock.............................         -        (499)
  Proceeds from issuance of common stock.................     3,841       4,119
                                                          ---------   ---------
     Cash flows provided by (used in) financing
       activities........................................   (23,367)      7,536
                                                          ---------   ---------

Net decrease in cash and cash equivalents................ $    (190)  $    (515)
                                                          =========   =========


          See accompanying notes to consolidated financial statements.

                      JACK IN THE BOX INC. AND SUBSIDIARIES
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

1. The accompanying unaudited consolidated financial statements of Jack in the Box Inc. (the "Company") and its subsidiaries have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission ("SEC"). Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted pursuant to such rules and regulations. In our opinion, all adjustments considered necessary for a fair presentation of financial condition and results of operations for the interim periods have been included. Operating results for any interim period are not necessarily indicative of the results for any other interim period or for the full year. We report results quarterly, with the first quarter having 16 weeks, and each remaining quarter having 12 weeks.

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

2. The income tax provisions for 2002 and 2001 reflect the projected annual tax rates of 36.5% and 37.0%, respectively, of pretax earnings. The fiscal 2001 income tax provision was adjusted in subsequent quarters to the effective annual rate of 35.5% of pretax earnings. The favorable income tax rates resulted from our ability to realize previously unrecognized tax benefits. The final 2002 annual tax rate cannot be determined until the end of the fiscal year; thus, the actual rate could differ from our current estimates.

3. On April 18, 2001, an action was filed by Robert Bellmore and Jeffrey Fairbairn, individually and on behalf of all others similarly situated, in the Superior Court of the State of California, San Diego County, seeking class action status in alleging violations of California wage and hour laws. The complaint alleges that salaried restaurant management personnel in California were improperly classified as exempt from California overtime laws, thereby depriving them of overtime pay. The complaint seeks damages in an unspecified amount, penalties, injunctive relief, prejudgment interest, costs and attorneys' fees. We believe our employee classifications are appropriate and are vigorously defending this action. A motion for class certification is scheduled to be heard on July 12, 2002 and a trial date has been set for January 17, 2003.

     The Company is also subject to normal and routine litigation. In the opinion of management, based in part on the advice of legal counsel, the ultimate liability from all pending legal proceedings, asserted legal claims and known potential legal claims should not materially affect our operating results and liquidity.

ITEM 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
              AND RESULTS OF OPERATIONS

                      JACK IN THE BOX INC. AND SUBSIDIARIES

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS


RESULTS OF OPERATIONS
---------------------

     All comparisons under this heading between 2002 and 2001 refer to the 12-week ("quarter") and 28-week ("year-to-date") periods ended April 14, 2002 and April 15, 2001, respectively, unless otherwise indicated.

     Company-operated restaurant sales increased $28.8 million and $74.9 million, respectively, to $418.1 million and $970.7 million in 2002 from $389.3 million and $895.8 million in 2001, primarily reflecting an increase in the number of Company-operated restaurants. The number of Company-operated restaurants increased 7.7% to 1,476 at the end of the quarter from 1,370 a year ago. Per store average ("PSA") sales for comparable Company-operated restaurants, those open more than one fiscal year, declined by .3% in the quarter and grew .3% year-to-date compared with the same periods in 2001. Sales in the quarter were impacted by softer economic conditions in some of our markets. We believe that year-to-date sales growth is due to our advertising, promotions and strategic initiatives, including our ongoing focus on food quality, product development and guest service. Also contributing slightly to sales growth were modest selling price increases.

     Distribution and other sales increased $2.1 million and $4.0 million, respectively, to $17.0 million and $38.1 million in 2002 from $14.9 million and $34.1 million in 2001. This increase is primarily due to an increase in the number of fuel and convenience stores to eleven at the end of the quarter compared with eight a year ago.

     Franchise rents and royalties increased $.6 million and $1.5 million, respectively, to $8.2 million and $24.9 million in 2002 from $7.6 million and $23.4 million in 2001, primarily reflecting an increase in the number of franchised restaurants to 341 at the end of the quarter from 323 a year ago. As a percentage of franchise restaurant sales, franchise rents and royalties grew to 8.7% in the quarter from 8.2% a year ago and to 11.2% year-to-date from 10.8% in 2001. Franchise rents and royalties grew as a percentage of franchise restaurant sales in 2002, primarily due to increases in percentage rents at certain franchised restaurants. In accordance with SAB 101, franchise percentage rents, which are contingent upon certain annual calendar year sales levels, are not recognized until the period in which the contingency is met. Accordingly, most of our franchise percentage rents are recognized in our first and fourth fiscal quarters.

     Other revenues, representing franchise gains and fees and interest income from investments and notes receivable, increased to $4.3 million and $8.2 million, respectively, in 2002 from $1.5 million and $3.0 million in 2001, primarily due to a planned increase in franchising activities. In the quarter, we sold six Company-operated restaurants to franchisees compared with three a year ago. Year-to-date, we sold nine Company-operated restaurants compared with four in 2001.

     Restaurant costs of sales and operating costs increased as a result of the addition of Company-operated restaurants. Restaurant costs of sales, which include food and packaging costs, increased to $127.6 million and $297.7 million, respectively, in 2002 from $120.2 million and $276.4 million in 2001. As a percentage of restaurant sales, costs of sales declined to 30.5% and 30.7%, respectively, in 2002 from 30.9% and 30.8% in 2001, as the impact in 2002 of higher ingredient costs was offset by selling price increases and certain margin improvement projects.

     Restaurant operating costs grew to $214.8 million and $496.4 million, respectively, in 2002 from $196.6 million and $448.7 million in 2001. As a percentage of restaurant sales, operating costs increased to 51.4% and 51.1%, respectively, in 2002 from 50.5% and 50.1% in 2001, primarily reflecting cost increases in labor and utilities, as well as higher occupancy costs of newer restaurants whose sales have not yet matured.

     Costs of distribution and other sales increased to $16.5 million and $37.1 million, respectively, in 2002 from $14.4 million and $33.2 million in 2001, reflecting an increase in the related sales. As a percentage of distribution and other sales, these costs increased to 97.1% and 97.5%, respectively, in 2002 from 96.7% and 97.1% a year ago, primarily due to a decline in PSA sales for comparable franchised restaurants.

     Franchised restaurant costs, which consist principally of rents and depreciation on properties leased to franchisees as well as other miscellaneous costs, increased to $5.1 million and $11.8 million, respectively, in 2002 from $4.7 million and $10.9 million in 2001, primarily reflecting an increase in the number of franchised restaurants.

     Selling, general and administrative costs increased to $49.8 million and $115.7 million, respectively, in 2002 from $45.5 million and $106.2 million in 2001. As a percentage of revenues, these costs increased slightly in the quarter to 11.1% compared with 11.0% a year ago, due primarily to higher pension expense. Year-to-date, selling, general and administrative costs were 11.1% of revenues in both years.

     Interest expense declined $.7 million and $1.4 million, respectively, to $5.2 million and $12.5 million in 2002 from $5.9 million and $13.9 million in 2001, reflecting lower levels of debt and a decline in our average interest rate compared to a year ago.

     The income tax provisions for 2002 and 2001 reflect the projected annual tax rates of 36.5% and 37.0%, respectively, of pretax earnings. The fiscal 2001 income tax provision was adjusted in subsequent quarters to the effective annual rate of 35.5% of pretax earnings. The favorable income tax rates resulted from our ability to realize previously unrecognized tax benefits. The final 2002 annual tax rate cannot be determined until the end of the fiscal year; thus, the actual rate could differ from our current estimates.

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

     Net earnings in the quarter improved 8.4% to $18.2 million, or $.45 per diluted share, in 2002 from $16.8 million, or $.42 per diluted share, in 2001. Year-to-date earnings improved 5.9% to $44.9 million, or $1.12 per diluted share, in 2002 from $42.4 million, or $1.07 per diluted share, in 2001 before the cumulative effect of the accounting change mentioned above. Net earnings year-to-date increased 10.8% to $44.9 million, or $1.12 per diluted share, in 2002 compared with $40.5 million or $1.02 per diluted share, in 2001.

LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

     Cash and cash equivalents decreased slightly to $6.1 million at April 14, 2002 from $6.3 million at October 1, 2001. We expect to maintain low levels of cash and cash equivalents, reinvesting available cash flows from operations to develop new or enhance existing restaurants, and to reduce borrowings under the revolving credit agreement, or to repurchase shares of the Company's common stock in the open market.

     Our working capital deficit increased $39.8 million to $142.0 million at April 14, 2002 from $102.2 million at September 30, 2001. This increase is primarily due to the reclassifications to current maturities of our revolving bank loans expiring in March 2003 and $35 million of financing lease obligations due in January 2003, offset in part by the reclassification of $15.2 million in sinking fund payments from other assets to other current assets. The financing lease obligations will be funded from the sinking fund, operations and our existing credit facility. The Company and the restaurant industry in general maintain relatively low levels of accounts receivable and inventories and vendors grant trade credit for purchases such as food and supplies. We also continually invest in our business through the addition of new sites and refurbishment of existing sites, which are reflected as long-term assets and not as part of working capital. At the end of the quarter, our current ratio was .5 to 1 compared with .6 to 1 at September 30, 2001, decreasing slightly due to the reclassifications discussed above.

     Our revolving bank credit agreement provides for a credit facility expiring in March 2003 of up to $175 million, including letters of credit of up to $25 million. At April 14, 2002, we had borrowings of $39 million and approximately $120 million of availability under the agreement. We fully expect to secure new financing before the expiration date of the current credit facility in March 2003 and are currently evaluating various financing options. Total debt outstanding decreased to $255.5 million at April 14, 2002 from $282.0 million at the beginning of the fiscal year.

     We are subject to a number of customary covenants under our various debt instruments, including limitations on additional borrowings, capital expenditures, lease commitments and dividend payments, and requirements to maintain certain financial ratios, cash flows and net worth. As of April 14, 2002, we believe we are in compliance with these covenants. In September 1999, the collateral securing the bank credit facility was released. However, the real and personal property previously held as collateral for the bank credit facility cannot be used to secure other indebtedness of the Company. In addition, certain of our real and personal property secure other indebtedness.

     We require capital principally to grow the business through new restaurant construction, as well as to maintain, improve and refurbish existing restaurants, and for general operating purposes. Our primary short-term and long-term sources of liquidity are expected to be cash flows from operations, the revolving bank credit facility, and the sale and leaseback of restaurant properties. Additional potential sources of liquidity include financing opportunities and the sale of Company-operated restaurants to franchisees. Based upon current levels of operations and anticipated growth, we expect that cash flows from operations, combined with other financing alternatives available, will be sufficient to meet our debt service, capital expenditure and working capital requirements.

     On May 10, 2002, our Board of Directors authorized the repurchase of our outstanding common stock in the open market for an amount not to exceed $30 million. This authorization is in addition to our prior repurchase program announced December 3, 1999 for $10 million, of which $3.4 million remains available for use.

     On January 22, 2002, the SEC issued an interpretive release on certain disclosures concerning liquidity and capital resources, including off-balance sheet arrangements, trading activities involving non-exchange traded contracts and effects of transactions with related parties. We do not have material off-balance sheet arrangements, other than our operating leases, or material related party transactions. We do not enter into commodity contracts for which market price quotations are not available. Furthermore, we are not aware of any other factors, which are reasonably likely to affect our liquidity, other than those disclosed as risk factors in our Form 10-K filed with the SEC. While we note that certain operating expenses, including labor, utilities and occupancy costs, are continuing to rise and the economy has slowed down, we believe that there are sufficient funds available from operations, our existing credit facility and the sale and leaseback of restaurant properties to accommodate the Company's future growth.

CAUTIONARY STATEMENTS REGARDING FORWARD-LOOKING STATEMENTS
----------------------------------------------------------

     This Quarterly Report on Form 10-Q contains forward-looking statements including, but not limited to, our continuing investment in new restaurants and refurbishment of existing facilities, expectations regarding our effective tax rate, expectations regarding any liability that may result from claims and actions filed against us and our sources of liquidity, uses of cash and the sufficiency of our cash flows. Forward-looking statements are generally identifiable by the use of the words "believe," "expect," "intend," "anticipate," "estimate," "assume," "project" and similar expressions. Forward-looking statements are subject to known and unknown risks and uncertainties which may cause actual results to differ materially from expectations. The following is a discussion of some of those factors.

     Our income tax provision is sensitive to expected earnings, and, as expectations change, our income tax provision may vary from quarter-to-quarter and year-to-year. In addition, from time-to-time, we may take positions for filing our tax returns which differ from the treatment for financial reporting purposes. In fiscal 2003, our effective tax rate is expected to increase.

     There can be no assurances that growth objectives in the regional domestic markets in which we operate will be met or that capital will be available for refurbishment of existing facilities. Multi-unit food service businesses such as JACK IN THE BOX restaurants can be materially and adversely affected by publicity about allegations of poor food quality, foreign objects in food, illness, injury or other health concerns with respect to the nutritional value of certain foods. Our results of operations can also be affected by ingredient cost increases or shortages. We have experienced an increase in utility costs due to deregulation. During fiscal year 2001 we also experienced power outages in certain areas and are uncertain if they will recur. The deregulation of utilities and the recurrence of power shortages or interruptions may adversely affect the profitability of our business in the areas in which they occur. Adverse litigation, settlement costs and new legislation could also affect our results of operations and financial position. Additional risk factors associated with our business are detailed in our most recent Annual Report on Form 10-K filed with the SEC.

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

     In June 2001, the FASB issued SFAS 143, Accounting for Asset Retirement Obligations. This new standard requires entities to recognize the fair value of a liability for an asset retirement obligation in the period which it is incurred if a reasonable estimate of fair value can be made. When the liability is initially incurred, the cost is capitalized as part of the carrying amount of the long-lived asset. Over time, the liability is accreted to its present value each period through charges to operating expense, and the capitalized cost is depreciated over the life of the asset. Upon settlement of the liability, an entity either settles the obligation for its recorded amount or incurs a gain or loss upon settlement. The provisions of SFAS 143 are required to be adopted by the first quarter of fiscal year 2003. We are currently evaluating the effect that such adoption will have on our results of operations and financial position.

     In August 2001, the FASB issued SFAS 144, Accounting for the Impairment or Disposal of Long-Lived Assets. This new standard supersedes SFAS 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of and the accounting and reporting provisions of APB Opinion 30, Reporting the Results of Operations-Reporting the Effects of Disposal of a Segment of a Business and Extraordinary, Unusual and Infrequently Occurring Events and Transactions, for the disposal of a segment of a business. The primary objectives of this Statement were to develop one accounting model for long-lived assets to be disposed of by sale and to address the significant implementation issues related to SFAS 121. SFAS 144 requires that all long-lived assets be measured at the lower of carrying amount or fair value less cost to sell. The provisions of SFAS 144 are required to be adopted by the first quarter of fiscal year 2003. We are currently evaluating the effect that such adoption will have on our results of operations and financial position.

ITEM 3.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS

     Our primary exposure relating to financial instruments is changes in interest rates. Our credit facility bears interest at an annual rate equal to the prime rate or the London Interbank Offered Rate ("LIBOR") plus an applicable margin based on a financial leverage ratio. As of April 14, 2002, our applicable margin was set at .625%. At April 14, 2002, a hypothetical one percentage point increase in short-term interest rates would result in a reduction of $.4 million in annual pretax earnings.

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

     We are also exposed to the impact of commodity price fluctuations related to unpredictable factors such as weather and various other market conditions outside our control. From time-to-time we enter into commodity futures and option contracts to manage these fluctuations. Open commodity futures and option contracts were not significant as of April 14, 2002.

     At April 14, 2002, we had no other material financial instruments or long-term liabilities subject to significant market exposure.

PART II - OTHER INFORMATION

There is no information required to be reported for any items under Part II, except as follows:

ITEM  6.  EXHIBITS AND REPORTS ON FORM 8-K.

ITEM  6(a) Exhibits.

  Number      Description
  ------      -----------

  3.1         Restated Certificate of Incorporation, as amended(8)
  3.2         Restated Bylaws(8)
  4.1 Indenture for the 8 3/8% Senior Subordinated Notes due 2008(5) (Instruments with respect to the registrant's long-term debt not in excess of 10% of the total assets of the registrant and its subsidiaries on a consolidated basis have been omitted.
              The registrant agrees to furnish supplementally a copy of any such instrument to the Commission upon request.)
 10.1.1 Revolving Credit Agreement dated as of April 1, 1998 by and between Foodmaker, Inc. and the Banks named therein(5)
 10.1.2 First Amendment dated as of August 24, 1998 to the Revolving Credit Agreement dated as of April 1, 1998 by and between Foodmaker, Inc. and the Banks named therein(6)
 10.1.3 Second Amendment dated as of February 27, 1999 to the Revolving Credit Agreement dated as of April 1, 1998 by and between Foodmaker, Inc. and the Banks named therein(7)
 10.1.4 Third Amendment dated as of September 17, 1999 to the Revolving Credit Agreement dated as of April 1, 1998 by and between Foodmaker, Inc. and the Banks named therein(8)
 10.1.5 Fourth Amendment dated as of December 6, 1999 to the Revolving Credit Agreement dated as of April 1, 1998 by and between Foodmaker, Inc. and the Banks named therein(9)
 10.1.6 Fifth Amendment dated as of May 3, 2000 to the Revolving Credit Agreement dated as of April 1, 1998 by and between
              Jack in the Box Inc. and the Banks named therein(10)
 10.1.7 Sixth Amendment dated as of November 17, 2000 to the Revolving Credit Agreement dated as of April 1, 1998 by and between
              Jack in the Box Inc. and the Banks named therein(11)
 10.2 Purchase Agreements dated as of January 22, 1987 between Foodmaker, Inc. and FFCA/IIP 1985 Property Company and FFCA/IIP 1986 Property Company(1)
 10.3 Land Purchase Agreements dated as of February 18, 1987 by and between Foodmaker, Inc. and FFCA/IPI 1984 Property Company and FFCA/IPI 1985 Property Company and Letter Agreement relating thereto(1)
 10.4.1       Amended and Restated 1992 Employee Stock Incentive Plan(3)
 10.4.2       Jack in the Box Inc. 2002 Stock Incentive Plan(14)
 10.5         Capital Accumulation Plan for Executives(13)
 10.6         Supplemental Executive Retirement Plan(13)
 10.7         Performance Bonus Plan(12)
 10.8         Deferred Compensation Plan for Non-Management Directors(2)
 10.9         Amended and Restated Non-Employee Director Stock Option Plan(8)
 10.10        Form of Compensation and Benefits Assurance Agreement for
              Executives(4)
-------------------------

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

(13) Previously filed and incorporated herein by reference from registrant's Annual Report on Form 10-K for the fiscal year ended September 30, 2001.

(14) Previously filed and incorporated herein by reference from the registrant's Definitive Proxy Statement dated January 18, 2002 for the Annual Meeting of Stockholders' on February 22, 2002.

ITEM   6(b) We did not file any reports on Form 8-K with the Securities and Exchange Commission during the second quarter ended April 14, 2002.

                                    SIGNATURE

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized and in the capacities indicated.


                                 JACK IN THE BOX INC.


                                 By:  JOHN F. HOFFNER
                                      --------------------------
                                      John F. Hoffner
                                      Executive Vice President
                                      Chief Financial Officer
                                      (Principal Financial Officer)
                                      (Duly Authorized Signatory)


Date:  May 29, 2002