Form 10-Q
period 2002-07-07
JACK IN THE BOX INC /NEW/
filed 2002-08-13
CIK 807882

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-Q


                  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


                   For the quarterly period ended July 7, 2002
                                                  ------------

                           Commission file no. 1-9390


                              JACK IN THE BOX INC.
             (Exact name of registrant as specified in its charter)




               DELAWARE                              95-2698708
--------------------------------------- ------------------------------------
       (State of Incorporation)         (I.R.S. Employer Identification No.)



   9330 BALBOA AVENUE, SAN DIEGO, CA                  92123
--------------------------------------- ------------------------------------
(Address of principal executive offices)            (Zip Code)


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

Number of shares of common stock, $.01 par value, outstanding as of the close of business August 7, 2002 - 39,107,494.
                          -----------

                      JACK IN THE BOX INC. AND SUBSIDIARIES

                                      INDEX


                                                                         Page
                                                                         ----
 Part I.     Financial Information

             Item 1.  Consolidated Financial Statements:

                      Consolidated Balance Sheets.......................  3

                      Unaudited Consolidated Statements of Earnings.....  4

                      Unaudited Consolidated Statements of Cash Flows...  5

                      Notes to Unaudited Consolidated Financial
                         Statements.....................................  6

             Item 2.  Management's Discussion and Analysis of Financial
                         Condition and Results of Operations............  7

             Item 3.  Quantitative and Qualitative Disclosures
                         About Market Risk.............................. 12

 Part II.    Other Information

             Item 6.  Exhibits and Reports on Form 8-K.................. 13

PART I.     FINANCIAL INFORMATION

Item 1.     CONSOLIDATED FINANCIAL STATEMENTS

                      JACK IN THE BOX INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                                 (In thousands)

                                                      July 7,         Sept. 30,
                                                       2002             2001
-------------------------------------------------   -----------     -----------
                                                    (Unaudited)
                                     ASSETS

Current assets:
   Cash and cash equivalents.....................   $     6,695     $     6,328
   Accounts receivable, net......................        22,540          21,816
   Inventories...................................        30,055          28,993
   Prepaid expenses and other current assets.....        35,614          19,268
   Assets held for sale and leaseback............        37,507          48,329
                                                    -----------     -----------
     Total current assets........................       132,411         124,734
                                                    -----------     -----------

Property and equipment, at cost..................     1,180,896       1,111,837
   Accumulated depreciation and amortization.....      (365,768)       (332,369)
                                                    -----------     -----------
     Property and equipment, net.................       815,128         779,468
                                                    -----------     -----------

Trading area rights, net.........................        65,957          68,825

Other assets, net................................        40,916          56,795
                                                    -----------     -----------

     TOTAL.......................................   $ 1,054,412     $ 1,029,822
                                                    ===========     ===========

                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
   Current maturities of long-term debt..........   $    72,456     $     2,255
   Accounts payable..............................        46,177          55,036
   Accrued expenses..............................       163,226         169,628
                                                    -----------     -----------
      Total current liabilities..................       281,859         226,919
                                                    -----------     -----------

Deferred income taxes............................        25,782          18,215

Long-term debt, net of current maturities........       178,525         279,719

Other long-term liabilities......................        95,192          91,439

Stockholders' equity:
   Common stock..................................           429             424
   Capital in excess of par value................       319,644         310,107
   Retained earnings.............................       213,080         144,018
   Treasury stock................................       (60,099)        (41,019)
                                                    -----------     -----------
     Total stockholders' equity..................       473,054         413,530
                                                    -----------     -----------

     TOTAL.......................................   $ 1,054,412     $ 1,029,822
                                                    ===========     ===========


          See accompanying notes to consolidated financial statements.

                      JACK IN THE BOX INC. AND SUBSIDIARIES
                  UNAUDITED CONSOLIDATED STATEMENTS OF EARNINGS
                      (In thousands, except per share data)


                                                               Twelve Weeks Ended                       Forty Weeks Ended
                                                       ----------------------------------    ----------------------------------
                                                              July 7,         July 8,             July 7,            July 8,
                                                               2002            2001                2002               2001
-------------------------------------------------------------------------------------------------------------------------------

Revenues:
   Restaurant sales.................................       $    428,150     $    407,129       $  1,398,816    $  1,302,960
   Distribution and other sales.....................             19,051           16,418             57,153          50,561
   Franchise rents and royalties....................              9,271            8,779             34,157          32,225
   Other............................................              4,747            2,307             12,903           5,329
                                                           ------------     ------------       ------------    ------------
                                                                461,219          434,633          1,503,029       1,391,075
                                                           ------------     ------------       ------------    ------------
Costs of revenues:
   Restaurant costs of sales........................            128,395          124,457            426,093         400,814
   Restaurant operating costs.......................            216,756          205,008            713,144         653,682
   Costs of distribution and other sales............             18,491           15,876             55,630          49,039
   Franchised restaurant costs......................              5,215            4,569             16,979          15,490
                                                           ------------     ------------       ------------    ------------
                                                                368,857          349,910          1,211,846       1,119,025
                                                           ------------     ------------       ------------    ------------

Gross profit........................................             92,362           84,723            291,183         272,050
Selling, general and administrative.................             51,341           48,050            167,020         154,291
                                                           ------------     ------------       ------------    ------------
Earnings from operations............................             41,021           36,673            124,163         117,759
Interest expense....................................              5,086            5,654             17,582          19,539
                                                           ------------     ------------       ------------    ------------

Earnings before income taxes and
   cumulative effect of accounting change...........             35,935           31,019            106,581          98,220

Income taxes........................................             11,733            9,980             37,519          34,830
                                                           ------------     ------------       ------------    ------------

Earnings before cumulative effect of
   accounting change................................             24,202           21,039             69,062          63,390

Cumulative effect of adopting SAB 101...............                  -                -                  -          (1,859)
                                                           ------------     ------------       ------------    ------------

Net earnings........................................       $     24,202     $     21,039       $     69,062    $     61,531
                                                           ============     ============       ============    ============

Net earnings per share - basic:
   Earnings before cumulative effect of
      accounting change.............................       $        .61     $        .54       $       1.75    $       1.64
   Cumulative effect of adopting SAB 101............                  -                -                  -            (.05)
                                                           ------------     ------------       ------------    ------------
   Net earnings per share...........................       $        .61     $        .54       $       1.75    $       1.59
                                                           ============     ============       ============    ============

Net earnings per share - diluted
   Earnings before cumulative effect of
      accounting change.............................       $        .60     $        .53       $       1.72    $       1.60
   Cumulative effect of adopting SAB 101............                  -                -                  -            (.05)
                                                           ------------     ------------       ------------    ------------
   Net earnings per share...........................       $        .60     $        .53       $       1.72    $       1.55
                                                           ============     ============       ============    ============

Weighted-average shares outstanding:
   Basic............................................             39,513           38,954             39,393          38,685
   Diluted..........................................             40,482           39,755             40,232          39,680


          See accompanying notes to consolidated financial statements.

                      JACK IN THE BOX INC. AND SUBSIDIARIES
                 UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)


                                                            Forty Weeks Ended
                                                          ---------------------
                                                           July 7,     July 8,
                                                            2002        2001
--------------------------------------------------------  ---------   ---------

Cash flows from operations:
    Net earnings........................................  $  69,062   $  61,531
    Non-cash items included in operations:
    Depreciation and amortization.......................     53,564      48,917
    Deferred finance cost amortization..................      1,286       1,284
    Deferred income taxes...............................      7,567       1,530
    Cumulative effect of accounting change..............          -       1,859
    Tax benefit associated with exercise of
      stock options.....................................      3,500           -
    Increase in receivables.............................       (724)     (1,162)
    Increase in inventories.............................     (1,062)     (3,145)
    (Increase) decrease in prepaid expenses and
      other current assets..............................     (2,064)      2,695
    Decrease in accounts payable........................     (8,859)    (13,354)
    (Decrease) increase in other liabilities............     (2,077)     20,277
                                                          ---------   ---------
       Cash flows provided by operating activities......    120,193     120,432
                                                          ---------   ---------

Cash flows from investing activities:
    Additions to property and equipment.................    (90,741)   (113,389)
    Dispositions of property and equipment..............      6,472       5,290
    Increase in trading area rights.....................       (394)     (1,515)
    Decrease (increase) in assets held for sale and
      leaseback.........................................     10,822     (12,191)
    Increase in other assets............................     (1,165)     (3,802)
                                                          ---------   ---------
       Cash flows used in investing activities..........    (75,006)   (125,607)
                                                          ---------   ---------

Cash flows from financing activities:
    Borrowings under revolving bank loans...............    314,640     377,500
    Principal repayments under revolving bank loans.....   (344,640)   (375,500)
    Principal payments on long-term debt, including
      current maturities................................     (1,782)     (1,599)
    Repurchase of common stock..........................    (19,080)       (759)
    Proceeds from issuance of common stock..............      6,042       4,941
                                                          ---------   ---------
       Cash flows provided by (used in) financing
         activities....................................     (44,820)      4,583
                                                          ---------   ---------

Net increase (decrease) in cash and cash equivalents...   $     367   $    (592)
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

2. The income tax provisions for 2002 and 2001 reflect the projected annual tax rates of 34.5% and 35.5%, respectively, of pretax earnings. The favorable income tax rates result from the favorable resolution of a long-standing tax matter in 2002 and the one-time receipt of enterprise zone and franchise tax credits in 2001. The final 2002 annual tax rate cannot be determined until the end of the fiscal year; thus, the actual rate could differ from our current estimates.

3. On April 18, 2001, an action was filed by Robert Bellmore and Jeffrey Fairbairn, individually and on behalf of all others similarly situated, in the Superior Court of the State of California, San Diego County, seeking class action status in alleging violations of California wage and hour laws. The complaint alleges that salaried restaurant management personnel in California were improperly classified as exempt from California overtime laws, thereby depriving them of overtime pay. The complaint seeks damages in an unspecified amount, penalties, injunctive relief, prejudgment interest, costs and attorneys' fees. We believe our employee classifications are appropriate and are vigorously defending this action. The parties began mediation in late July. A motion for class certification is scheduled to be heard on September 13, 2002 and a trial date has been set for January 17, 2003.

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

Item 2.     MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
              AND RESULTS OF OPERATIONS


                      JACK IN THE BOX INC. AND SUBSIDIARIES

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS
---------------------

         All comparisons under this heading between fiscal years 2002 and 2001 refer to the 12-week ("quarter") and 40-week ("year-to-date") periods ended July 7, 2002 and July 8, 2001, respectively, unless otherwise indicated.

         Company-operated restaurant sales increased $21.1 million and $95.8 million, respectively, to $428.2 million and $1,398.8 million in 2002 from $407.1 million and $1,303.0 million in 2001, primarily resulting from an increase in the number of Company-operated restaurants. Company-operated restaurants increased 7.0% to 1,493 at the end of the quarter from 1,395 a year ago. Same store sales at Company-operated restaurants, those open more than one fiscal year, decreased by 1.5% in the quarter and 0.3% year-to-date compared with the same periods in 2001. Sales have remained soft due to increased competitive activity and economic softness in certain key markets.

         Distribution and other sales, representing distribution sales and sales from our fuel and convenience stores, increased $2.7 million and $6.6 million, respectively, to $19.1 million and $57.2 million in 2002 from $16.4 million and $50.6 million in 2001. This increase is primarily due to an increase in the number of fuel and convenience stores to 12 at the end of the quarter compared with eight a year ago.

         Franchise rents and royalties increased $.5 million and $1.9 million, respectively, to $9.3 million and $34.2 million in 2002, primarily reflecting an increase in the number of franchised restaurants to 347 at the end of the quarter from 326 a year ago. As a percentage of franchise restaurant sales, franchise rents and royalties grew to 9.5% in the quarter from 9.3% in 2001 and to 10.7% year-to-date from 10.3% in 2001, primarily due to increases in percentage rents at certain franchised restaurants. In accordance with SAB 101, franchise percentage rents, which are contingent upon certain annual calendar year sales levels, are not recognized until the period in which the contingency is met. Accordingly, most of our franchise percentage rents are recognized in our first and fourth fiscal quarters.

         Other revenues, representing franchise gains and fees and interest income from investments and notes receivable, increased to $4.7 million and $12.9 million, respectively, in 2002 from $2.3 million and $5.3 million in 2001, primarily due to a planned modest increase in franchising activities. In the quarter, we converted five Company-operated restaurants to franchisees compared with two a year ago. Year-to-date, we converted 14 Company-operated restaurants compared with six a year ago. This represents approximately 1% of our restaurant base.

         Restaurant costs of sales and operating costs increased as a result of sales growth due to the addition of Company-operated restaurants. Restaurant costs of sales, which include food and packaging costs, increased to $128.4 million and $426.1 million, respectively, in 2002 from $124.5 million and $400.8 million in 2001. As a percentage of restaurant sales, costs of sales improved to 30.0% and 30.5%, respectively, in 2002 from 30.6% and 30.8% in 2001, as the impact of higher ingredient costs in 2002 was offset by increased selling prices and certain profit improvement projects.

         Restaurant operating costs grew to $216.8 million and $713.1 million, respectively, in 2002 from $205.0 million and $653.7 million in 2001. As a percent of restaurant sales, operating costs increased to 50.6% and 51.0%, respectively, in 2002 from 50.4% and 50.2% in 2001. In the quarter, this increase reflects an increase in occupancy costs on newer stores whose sales have not yet matured, and insurance costs, offset in part by a decline in utility, supplies and maintenance costs. Year-to-date the increase is due to higher occupancy, utility and insurance costs, offset in part by an improvement in maintenance costs.

         Costs of distribution and other sales increased to $18.5 million and $55.6 million, respectively, in 2002 from $15.9 million and $49.0 million in 2001, primarily reflecting an increase in sales and the number of fuel and convenience stores. As a percent of distribution and other sales, these costs increased to 97.1% and 97.3%, respectively, in 2002 from 96.7% and 97.0% a year ago primarily due to reduced margins in our distribution business reflecting softer sales at Jack in the Box restaurants.

         Franchised restaurant costs, which consist principally of rents and depreciation on properties leased to franchisees, as well as other miscellaneous costs, increased to $5.2 million and $17.0, respectively, in 2002 from $4.6 million and $15.5 million in 2001, primarily reflecting an increase in the number of franchised restaurants.

         Selling, general and administrative costs increased to $51.3 million and $167.0 million, respectively, in 2002 from $48.1 million and $154.3 million in 2001, primarily due to the increase in the number of restaurants. As a percentage of revenues, these costs were 11.1% for the quarter and year-to-date in both years. In 2002, the increased leverage resulting from higher revenues helped to offset the increase in pension, insurance and legal costs.

         Interest expense declined $.6 million and $1.9 million, respectively, to $5.1 million and $17.6 million in 2002 from $5.7 million and $19.5 million in 2001, reflecting lower average levels of debt and a decline in our borrowing rate compared to a year ago.

          The income tax provisions for 2002 and 2001 reflect the estimated annual tax rates of 34.5% and 35.5%, respectively, on pretax earnings. The favorable income tax rates result from the favorable resolution of a long-standing tax matter in 2002 and the one-time receipt of enterprise zone and franchise tax credits in 2001. The 2002 annual income tax rate cannot be determined until the end of the fiscal year; thus, the actual rate could differ from our current estimates.

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

         Net earnings in the quarter improved 15.0% to $24.2 million, or $.60 per diluted share, in 2002 from $21.0 million, or $.53 per diluted share, in 2001. Year-to-date net earnings grew 8.9% to $69.1 million, or $1.72 per diluted share, in 2002 from $63.4 million, or $1.60 per diluted share, in 2001 before the cumulative effect of the accounting change.

LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

         Cash and cash equivalents increased slightly to $6.7 million at July 7, 2002 from $6.3 million at the beginning of the fiscal year. We expect to maintain low levels of cash and cash equivalents, reinvesting available cash flows from operations to develop new or enhance existing restaurants, to reduce borrowings under the revolving credit agreement, or to repurchase shares of the Company's common stock in the open market.

         Our working capital deficit increased $47.2 million to $149.4 million at July 7, 2002 from $102.2 million at September 30, 2001. This increase is primarily due to the reclassifications to current maturities of our revolving bank loans which expire in March 2003 and $35 million of financing lease obligations due in January 2003, offset in part by the reclassification of $16.0 million in sinking fund payments from other assets to other current assets. The financing lease obligations will be funded from the sinking fund, operations and our existing credit facility. The Company and the restaurant industry in general maintain relatively low levels of accounts receivable and inventories, and vendors grant trade credit for purchases such as food and supplies. We also continually invest in our business through the addition of new sites and refurbishment of existing sites, which are reflected as long-term assets and not as part of working capital. At the end of the quarter, our current ratio was .5 to 1 compared with .6 to 1 at September 30, 2001, decreasing slightly due to the reclassifications discussed above.

         Our revolving bank credit agreement provides for a credit facility of up to $175 million, including letters of credit of up to $25 million. At July 7, 2002, we had borrowings of $35 million and approximately $123 million of availability under the agreement. We fully expect to secure new financing before the expiration date of the current credit facility in March 2003 and are currently evaluating various financing options. Total debt outstanding decreased to $251.0 million at July 7, 2002 from $282.0 million at the beginning of the fiscal year, due primarily to paydowns on the revolving credit facility.

         We are subject to a number of covenants under our various debt instruments, including limitations on additional borrowings, capital expenditures, lease commitments and dividend payments, as well as requirements to maintain certain financial ratios, cash flows and net worth. As of July 7, 2002, we believe we are in compliance with these covenants. In September 1999, the collateral securing the bank credit facility was released, however, the real and personal property previously held as collateral cannot be used to secure other indebtedness of the Company. In addition, certain of our real and personal property secure other indebtedness.

         We require capital principally to grow the business through new restaurant construction, as well as to maintain, improve and refurbish existing restaurants, and for general operating purposes. Our primary short-term and long-term sources of liquidity are expected to be cash flows from operations, the revolving bank credit facility and the sale and leaseback of restaurants. Additional potential sources of liquidity include various financing alternatives and the conversion of Company-operated restaurants to franchises. Based upon current levels of operations and anticipated growth, we expect that cash flows from operations, combined with other financing alternatives available, will be sufficient to meet debt service, capital expenditure and working capital requirements.

         On May 10, 2002, our Board of Directors authorized the repurchase of our outstanding common stock in the open market for an amount not to exceed $30 million and is in addition to our $10 million common stock repurchase authorized December 3, 1999. Through July 7, 2002, we had acquired 940,600 shares in connection with these authorizations at an aggregate cost of $25.7 million.

         On January 22, 2002, the SEC issued an interpretive release on certain disclosures concerning liquidity and capital resources, including off-balance sheet arrangements, trading activities involving non-exchange traded contracts and effects of transactions with related parties. We do not have material off-balance sheet arrangements, other than our operating leases, or material related party transactions. We do not enter into commodity contracts for which market price quotations are not available. Furthermore, we are not aware of any other factors, which are reasonably likely to affect our liquidity, other than those disclosed as risk factors in our Form 10-K filed with the SEC. While we note that certain operating expenses, including labor-related and occupancy costs, are continuing to rise and economic conditions have remained soft, we believe that there are sufficient funds available from operations, our existing credit facility, the sale and leaseback of restaurant properties and the conversion of restaurants to franchises to accommodate the Company's future growth.

CAUTIONARY STATEMENTS REGARDING FORWARD-LOOKING STATEMENTS
----------------------------------------------------------

         This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of the federal securities law. These foward-looking statements are principally contained in the sections captioned, Notes to Unaudited Consolidated Financial Statements and Liquidity and Capital Resources. Statements regarding our continuing investment in new restaurants and refurbishment of existing facilities, expectations regarding our effective tax rate, expectations regarding any liability that may result from claims and actions filed against us, our future financial performance, our sources of liquidity, uses of cash and sufficiency of our cash flows are foward-looking statements. Forward-looking statements are generally identifiable by the use of the words "believe," "expect," "intend," "anticipate," "estimate," "assume," "project" and similar expressions. Forward-looking statements are subject to known and unknown risks and uncertainties which may cause actual results to differ materially from expectations. The following is a discussion of some of those factors.

          Our income tax provision is sensitive to expected earnings and, as expectations change, our income tax provision may vary from quarter-to-quarter and year-to-year. In addition, from time-to-time, we may take positions for filing our tax returns which differ from the treatment for financial reporting purposes. In fiscal 2003, our effective tax rate is expected to increase.

         There can be no assurances that growth objectives in the regional domestic markets in which we operate will be met or that capital will be available for refurbishment of existing facilities. Multi-unit food service businesses such as JACK IN THE BOX restaurants can be materially and adversely affected by publicity about allegations of poor food quality, foreign objects in food, illness, injury or other health concerns with respect to the nutritional value of certain foods. Our results of operations can also be affected by ingredient cost increases or shortages. The deregulation of utilities and the possibility of power shortages or interruptions may adversely affect the profitability of our business in the areas in which they occur. Other factors that can cause actual results to differ materially from expectations include: the unpredictable nature of litigation, including strategies and settlement costs; the effectiveness of the Company's new product development programs and marketing programs compared with those of competitors; changes in accounting standards, policies and practices; new or changed legislation and governmental regulation; potential variances between estimated and actual liabilities; the availability of financing for the Company and its franchisees; national or local political or economic conditions; and the possibility of unforeseen events affecting the industry in general.

         Additional risk factors associated with our business are detailed in our most recent Annual Report on Form 10-K filed with the SEC.

DISCUSSION OF CRITICAL ACCOUNTING POLICIES
------------------------------------------

         In accordance with the Securities and Exchange Commission's release No. 33-8040, Cautionary Advice Regarding Disclosure About Critical Accounting Policies, issued on December 12, 2001, we identified the following as the Company's most critical accounting policies, which are those that are most important to the portrayal of the Company's financial condition and results and require management's most subjective and complex judgments. Information regarding the Company's other accounting policies is included in the Company's Annual Report on Form 10-K for the year ended September 30, 2001.

         Pension Benefits - The Company sponsors pension and other retirement plans in various forms covering substantially all employees who meet certain eligibility requirements. Several statistical and other factors which attempt to anticipate future events are used in calculating the expense and liability related to the plans, including assumptions about the discount rate, expected return on plan assets and the rate of increase in compensation levels, as determined by the Company, within certain guidelines. In addition, our outside actuarial consultants also use subjective factors such as turnover, retirement and mortality rates to estimate the Company's benefit obligations. The actuarial assumptions used my differ materially from actual results due to changing market and economic conditions, higher or lower turnover and retirement rates or longer or shorter life spans of participants. These differences may impact the amount of pension expense recorded by the Company. Due to decreases in interest rates and declines in the income of assets in the plans, it is expected that the pension expense for fiscal 2002 and 2003 will be higher than in recent years.

         Long-lived Assets - Long-lived assets, including fixed assets and intangibles, are reviewed for impairment when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the assets' carrying amount. The estimate of cash flows is based upon, among other things, certain assumptions about expected future operating performance. Our estimates of undiscounted cash flows may differ from actual cash flows due to, among other things, economic conditions or changes in operating performance. If the sum of the undiscounted cash flows is less than the carrying value, we recognize an impairment loss, measured as the amount by which the carrying value exceeds the fair value of the asset. During fiscal year 2002, no impairment indicators occurred that would, in our-opinion, indicate the need for a material reduction in the carrying value of any of the Company's assets.

         Estimations - In preparing the consolidated financial statements in conformity with accounting principles generally accepted in the United States of America, management is required to make certain assumptions and estimates that affect reported amounts of assets, liabilities, revenues, expenses and the disclosure of contingencies, such as legal proceedings and claims. In making these assumptions and estimates, management may from time to time seek advice from and consider information provided by actuaries and other experts in a particular area. Actual amounts could differ from these estimates.

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

         In accordance with the provisions of SFAS 141 and 142, our trading area rights, which represent the amounts allocated under purchase accounting to reflect the value of operating existing restaurants within each specific trading area, will be reclassified as goodwill and will no longer be amortized.
As of July 7, 2002, the carrying values of our goodwill and trading area rights were $2.0 million and $66.0 million, respectively. We have recorded goodwill and trading area rights amortization expense of $3.3 million year-to-date in 2002. We intend to adopt the provisions of SFAS 142 in the first quarter of fiscal year 2003.

         In June 2001, the FASB issued SFAS 143, Accounting for Asset Retirement Obligations. This new standard requires entities to recognize the fair value of a liability for an asset retirement obligation in the period which it is incurred if a reasonable estimate of fair value can be made. When the liability is initially incurred, the cost is capitalized as part of the carrying amount of the long-lived asset. Over time, the liability is accreted to its present value each period through charges to operating expense, and the capitalized cost is depreciated over the life of the asset. Upon settlement of the liability, an entity either settles the obligation for its recorded amount or incurs a gain or loss upon settlement. We intend to adopt the provisions of SFAS 143 in the first quarter of fiscal year 2003 and do not expect that the effect of such adoption will have a material impact on our results of operations or financial position.

         In August 2001, the FASB issued SFAS 144, Accounting for the Impairment or Disposal of Long-Lived Assets. This new standard supersedes SFAS 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of and the accounting and reporting provisions of APB Opinion 30, Reporting the Results of Operations-Reporting the Effects of Disposal of a Segment of a Business and Extraordinary, Unusual and Infrequently Occurring Events and Transactions, for the disposal of a segment of a business. The primary objectives of this Statement were to develop one accounting model for long-lived assets to be disposed of by sale and to address the significant implementation issues related to SFAS 121. SFAS 144 requires that all long-lived assets be measured at the lower of carrying amount or fair value less cost to sell. We intend to adopt the provisions of SFAS 144 in the first quarter of fiscal year 2003 and do not expect that the effect of such adoption will have a material impact on our results of operations or financial position.

         In April 2002, the FASB issued SFAS 145, Rescission of FASB Statements 4, 44, and 64, Amendment of FASB Statement 13, and Technical Corrections. SFAS 145 rescinds SFAS 4, Reporting Gains and Losses from Extinguishment of Debt, and an amendment of that Statement, and SFAS 64, Extinguishments of Debt Made to Satisfy Sinking-Fund Requirements. SFAS 145 also rescinds SFAS 44, Accounting for Leases, to eliminate an inconsistency between the required accounting for sale-leaseback transactions and the required accounting for certain lease modifications that have economic effects that are similar to sale-leaseback transactions. SFAS 145 also amends other existing authoritative pronouncements to make various technical corrections, clarify meanings, or describe their applicability under changed conditions. We intend to adopt the provisions of SFAS 145 in the first quarter of fiscal year 2003 and do not expect that the effect of such adoption will have a material impact on our results of operations or financial position.

         In June 2002, the FASB issued SFAS 146, Accounting for Costs Associated with Exit or Disposal Activities. This Statement requires that costs associated with exit or disposal activities be recognized when they are incurred rather than at the date of a commitment to an exit or disposal plan. Under previous guidance, certain exit costs were accrued upon management's commitment to an exit or disposal plan. This Statement is effective for all exit or disposal activities initiated after December 31, 2002.

ITEM 3.       QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         Our primary exposure relating to financial instruments is to changes in interest rates. Our credit facility bears interest at an annual rate equal to the prime rate or the London Interbank Offered Rate ("LIBOR") plus an applicable margin based on a financial leverage ratio. As of July 7, 2002, our applicable margin was set at .625%. At July 7, 2002, a hypothetical one percentage point increase in short-term interest rates would result in a reduction of $.34 million in annual pretax earnings.

         Changes in interest rates also impact our pension expense. An assumed discount rate is used in determining the present value of future cash outflows currently expected to be required to satisfy the pension benefit obligations when due. A hypothetical 25 basis point reduction in the assumed discount rate from 7.75% to 7.50% would result in an estimated increase of $.7 million in our future pension expense.

         We are also exposed to the impact of commodity price fluctuations related to unpredictable factors such as weather and various other market conditions outside our control. From time-to-time we enter into commodity futures and option contracts to manage these fluctuations. As of July 7, 2002 we did not have any open commodity futures or option contracts.

         At July 7, 2002, we had no other material financial instruments or long-term liabilities subject to significant market exposure.

PART II.  OTHER INFORMATION

There is no information required to be reported for any items under Part II, except as follows:

ITEM  6.  EXHIBITS AND REPORTS ON FORM 8-K.

ITEM 6(a) Exhibits.
          ---------

  Number     Description
  ------     -----------

  3.1        Restated Certificate of Incorporation, as amended(8)
  3.2        Restated Bylaws(8)
  4.1 Indenture for the 8 3/8% Senior Subordinated Notes due 2008(5) (Instruments with respect to the registrant's long-term debt not in excess of 10% of the total assets of the
             registrant and its subsidiaries on a consolidated basis
             have been omitted. The registrant agrees to furnish supplementally a copy of any such instrument to the
             Commission upon request.)
 10.1.1 Revolving Credit Agreement dated as of April 1, 1998 by and between Foodmaker, Inc. and the Banks named therein(5)
 10.1.2 First Amendment dated as of August 24, 1998 to the Revolving Credit Agreement dated as of April 1, 1998 by and between Foodmaker, Inc. and the Banks named therein(6)
 10.1.3      Second Amendment dated as of February 27, 1999 to the
             Revolving Credit Agreement dated as of April 1, 1998 by and between Foodmaker, Inc. and the Banks named therein(7)
 10.1.4      Third Amendment dated as of September 17, 1999 to the
             Revolving Credit Agreement dated as of April 1, 1998 by and between Foodmaker, Inc. and the Banks named therein(8)
 10.1.5 Fourth Amendment dated as of December 6, 1999 to the Revolving Credit Agreement dated as of April 1, 1998 by and between Foodmaker, Inc. and the Banks named therein(9)
 10.1.6 Fifth Amendment dated as of May 3, 2000 to the Revolving Credit Agreement dated as of April 1, 1998 by and between Jack in the Box Inc. and the Banks named therein(10)
 10.1.7 Sixth Amendment dated as of November 17, 2000 to the Revolving Credit Agreement dated as of April 1, 1998 by and between Jack in the Box Inc. and the Banks named therein(11)
 10.2 Purchase Agreements dated as of January 22, 1987 between Foodmaker, Inc. and FFCA/IIP 1985 Property Company and FFCA/IIP 1986 Property Company(1)
 10.3 Land Purchase Agreements dated as of February 18, 1987 by and between Foodmaker, Inc. and FFCA/IPI 1984 Property Company and FFCA/IPI 1985 Property Company and Letter Agreement relating thereto(1)
 10.4.1      Amended and Restated 1992 Employee Stock Incentive Plan(3)
 10.4.2      Jack in the Box Inc. 2002 Stock Incentive Plan(14)
 10.5        Capital Accumulation Plan for Executives(13)
 10.6        Supplemental Executive Retirement Plan(13)
 10.7        Performance Bonus Plan(12)
 10.8        Deferred Compensation Plan for Non-Management Directors(2)
 10.9        Amended and Restated Non-Employee Director Stock Option Plan(8)
 10.10       Form of Compensation and Benefits Assurance Agreement for
             Executives(4)
 99.1        Certification of Chief Executive Officer
 99.2        Certification of Chief Financial Officer
--------------------------

(1) Previously filed and incorporated herein by reference from registrant's Registration Statement on Form S-1 (No.33-10763) filed February 24, 1987.

(2) Previously filed and incorporated herein by reference from registrant's Definitive Proxy Statement dated January 17, 1995 for the Annual Meeting of Stockholders on February 17, 1995.

(3) Previously filed and incorporated herein by reference from registrant's Registration Statement on Form S-8(No. 333-26781) filed May 9, 1997.

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

ITEM 6(b) We did not file any reports on Form 8-K with the Securities and Exchange Commission during the third quarter ended July 7, 2002.

                                    SIGNATURE

         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized and in the capacities indicated.

                                       JACK IN THE BOX INC.

                                       By:  JOHN F. HOFFNER
                                            ----------------------------
                                            John F. Hoffner
                                            Executive Vice President
                                            Chief Financial Officer
                                            (Principal Financial Officer)
                                            (Duly Authorized Signatory)


Date:  August 12, 2002