Form 10-K
period 2002-09-29
JACK IN THE BOX INC /NEW/
filed 2002-12-12
CIK 807882

12/12/02

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended September 29, 2002

Commission File Number 1-9390

JACK IN THE BOX INC.
(Exact name of registrant as specified in its charter)

Delaware	95-2698708
(State of Incorporation)	(I.R.S. Employer Identification No.)

9330 Balboa Avenue, San Diego, CA	92123
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code (858) 571-2121

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common Stock, $.01 par value	New York Stock Exchange, Inc.

Securities registered pursuant to Section 12(g) of the Act:

None

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes  ☒  No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

At December 9, 2002, the aggregate market value of the capital stock held by non-affiliates of the registrant, computed by reference to the closing price reported in the New York Stock Exchange – Composite Transactions, was approximately $688 million.

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act).  Yes  ☒  No  ☐

Number of shares of common stock, $.01 par value, outstanding as of the close of business December 9, 2002 – 36,863,100.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Proxy Statement to be filed with the Securities and Exchange Commission in connection with the 2003 Annual Meeting of Stockholders are incorporated by reference into Part III hereof.

JACK IN THE BOX INC.

PART I

ITEM 1. BUSINESS

The Company

Overview. Jack in the Box Inc. (the “Company”), formerly Foodmaker, Inc., owns, operates and franchises JACK IN THE BOX®quick-service hamburger restaurants. In fiscal 2002, we generated revenues of $2.0 billion. As of September 29, 2002, the JACK IN THE BOX system included 1,862 restaurants, of which 1,507 were Company-operated and 355 were franchise-operated. JACK IN THE BOX restaurants are located primarily in the western and southern United States. Based on the number of units, JACK IN THE BOX is the second or third largest quick-service hamburger chain in most of its major markets.

JACK IN THE BOX restaurants offer a broad selection of distinctive, innovative products targeted at the adult fast-food consumer. The JACK IN THE BOX menu features a variety of hamburgers, specialty sandwiches, Mexican foods, finger foods and side items. The core of the JACK IN THE BOX menu is hamburgers, including the signature Jumbo Jack®, Sourdough Jack® and Ultimate Cheeseburger. In addition, we offer products unique to the hamburger segment, such as the Teriyaki Chicken Bowl, Chicken Fajita Pita and Taquitos. JACK IN THE BOX restaurants also offer value-priced product alternatives, known as “Jack’s Value Menu,” to compete against price-oriented competitors. We believe that our distinctive menu has been instrumental in developing brand loyalty and is appealing to customers with a broader range of food preferences. JACK IN THE BOX restaurants strive to provide a restaurant experience that exceeds the guests’ expectations.

The JACK IN THE BOX restaurant chain was the first to develop and expand the concept of drive-thru only restaurants. In addition to drive-thru windows, most of our restaurants have seating capacities ranging from 20 to 100 persons and are open 18-24 hours a day. Drive-thru sales currently account for approximately 65% of sales at Company-operated restaurants.

History. The first JACK IN THE BOX restaurant, which offered only drive-thru service, opened in 1951. By 1968, the JACK IN THE BOX chain had expanded its operations to approximately 300 restaurants. After the Company was purchased in 1968 by Ralston Purina Company, a major expansion program was initiated in an effort to penetrate the eastern and midwestern markets, and by 1979 business had grown to over 1,000 units. In 1979, the Company decided to divest 232 restaurants in the east and midwest to concentrate its efforts and resources in the western and southwestern markets, which were believed to offer the greatest growth and profit potential at that time. In 1985, a group of private investors acquired the Company and, in 1987, a public offering of common stock was completed. In 1988, the outstanding publicly-held shares were acquired by private investors through a tender offer. In 1992, a recapitalization was completed that included a public offering of common stock and indebtedness. Since that time, we have continued to grow, primarily through the addition of new Company-operated restaurants and we entered new markets in the Southeast in 1999.

Operating Strategy. Our business plan includes increasing restaurant sales and profitability through the implementation of our successful operating strategy. Our operating strategy includes: (i) offering quality products at competitive prices, (ii) developing innovative new products, (iii) providing fast and friendly customer service, (iv) maintaining a strong brand image, (v) targeting a broader demographic segment, and (vi) the continuation of our Profit Improvement Program. We believe that our strategies of focusing on food quality, new products and guest service will allow us to differentiate ourselves from our competitors. For example, in 2002, we launched our “Best Burgers Ever” program, an extensive quality improvement initiative featuring changes to our entire sandwich line. In addition, during the past two years, with an emphasis on speed of service, we improved our average transaction time by more than a minute and expect reductions to continue as we implement our new labor-optimization and kitchen operating systems. Furthermore, our Profit Improvement Program, which helped to substantially reduce costs in fiscal 2002 and redirect investment to programs with higher returns, is expected to continue to improve margins.

Maintaining a strong brand image and targeting an attractive demographic segment are also integral parts of our operating strategy. In 1995, we launched our award-winning, advertising campaign featuring our fictional founder “Jack” which has been instrumental in delivering the message of product quality, innovation and value to our customers. We believe our menu and marketing campaign appeal to a broad segment of the population, particularly our primary target market of men aged 18-34, the demographic group with the highest incidence of fast-food consumption. Additionally, while we operate a significant majority of the JACK IN THE BOX restaurants, which we believe enables us to implement our operating strategy and introduce product innovations consistently across the entire system, we believe we can selectively expand our franchising operations to help the Company grow.

Menu Strategy. The menu strategy for JACK IN THE BOX restaurants is to provide unique, quality products that represent good value and appeal to the preferences of our customers. Our menu currently features traditional hamburgers and side items in addition to specialty sandwiches, Mexican foods, finger foods, breakfast foods, unique side items and desserts. To further enhance our menu selection and differentiate our menu from our competitors, we have begun initiatives to develop a more relevant menu that includes lighter fare, new premium and value menu products and additional quality enhancements to current product lines. These initiatives include the recent restructuring of our marketing and R&D organizations to focus more resources on menu innovation and food quality. To support these efforts, we are in the process of building a 70,000 square foot Innovation Center scheduled to open in late 2004. We believe these menu initiatives will have a favorable impact on sales.

JACK IN THE BOX restaurants operate in the hamburger segment which is the largest segment of the quick-service industry. Hamburgers, including the Jumbo Jack, Sourdough Jack and the Ultimate Cheeseburger, accounted for approximately one-quarter of our restaurant sales in fiscal 2002. However, we believe that, as a result of our diverse menu, our restaurants are less dependent than other quick-service chains on the commercial success of one or a few products, and our menu appeals to guests with a broad range of food preferences.

Growth Strategy. Our business plan to grow the Company from a regional quick-service restaurant chain to a national restaurant company includes the following multifaceted growth strategy: (i) developing new Company-operated restaurants, including expansion of our unique convenience store concept, (ii) expanding our franchising activities and (iii) evaluating other restaurant concepts for acquisition. We intend to remain flexible in our strategies to grow the business in our pursuit of long-term increases in shareholder value.

Company-Operated Restaurant Development – We intend to capitalize on our strong brand name and proven operating strategy to achieve attractive returns on investment by developing new Company-operated restaurants. We opened 100 new Company-operated restaurants in fiscal 2002 and intend to open and operate new Company-operated restaurants over the next several years at a rate of about 5 to 7% a year. We believe that our brand is still underpenetrated in many of our existing markets and intend to leverage media, supervision, and food delivery costs by increasing our market penetration. In addition, we believe that we can further leverage the JACK IN THE BOX brand name by expanding to contiguous and selected new markets. We will continue to build new restaurants in the Southeast and prepare the Company for additional new-market expansion during the next five years.

In addition, we plan to expand our branded convenience store concept, QUICK STUFF®, which operates a full-service convenience store on a site shared with a full-sized JACK IN THE BOX restaurant and a branded fuel station. The expansion of this concept will allow for increased penetration of existing markets by providing additional site development flexibility. Our branded convenience store concept also provides us with a strong unit economic model, while retaining operating characteristics similar to our core business. As of September 29, 2002, we owned and operated 12 QUICK STUFF stores and estimate that co-branded sites will comprise approximately 20 to 25% of our new Company restaurant growth over the next five years.

Franchising Program – Also as part of our growth strategy we plan to selectively expand our franchising operations. We intend to convert about 25% of our existing Company-operated restaurants to franchises over the next five years and also plan to add about 200 new franchised restaurants through the sale of development agreements. We offer development agreements for construction of one or more new restaurants over a defined period of time and in a defined geographic area. Developers are required to pay a development fee, a portion of which may be credited against franchise fees due for restaurants to be opened in the future. Developers may forfeit such fees and lose their rights to future development if they do not maintain the required schedule of openings.

Our current franchise agreement provides for an initial franchise fee of $50,000 per restaurant, royalties of 5% of gross sales, marketing fees of 5% of gross sales and, in most instances, a 20-year term. Some existing agreements provide for royalties and marketing fees at rates as low as 4%. In connection with the conversion of a Company-operated restaurant, the restaurant equipment and the right to do business at that location are sold to the franchisee, in most cases for cash or short-term notes.

The aggregate price is equal to the negotiated fair market value of the restaurant as a going concern, which depends on various factors, including the history of the restaurant, its location and cash flow potential. In addition, the land and building are leased or subleased to the franchisee at a negotiated rent, generally equal to the greater of a minimum base rent or a percentage of gross sales. The franchisee is required to pay property taxes, insurance and maintenance costs. Our franchise agreement also provides us a right of first refusal on each proposed sale of a franchised restaurant, which we exercise from time to time when the proposed sale price and terms are acceptable to us.

We view our non-franchised JACK IN THE BOX units as a potential resource which, on a selected basis, can be sold to a franchisee, generating additional current cash flow and revenues while still maintaining future cash flows and earnings through franchise rents and royalties. Franchised units totaled 355 of the 1,862 JACK IN THE BOX restaurants at September 29, 2002. The ratio of franchised to Company-operated restaurants is expected to increase over the next several years as we increase our franchising activities; however, we still expect to maintain a low ratio relative to our major competitors.

Acquisitions – We are actively evaluating other restaurant concepts for possible acquisition to supplement our core growth and balance the risk associated with growing solely in the highly competitive quick-serve segment of the restaurant industry. We believe that the right opportunity can provide flexibility and increase the rate of our growth, as well as add shareholder value in the future.

Restaurant Design and Location. Site selections for all new JACK IN THE BOX restaurants are made after an extensive review of demographic data and other information relating to population density, competition, restaurant visibility and access, available parking, surrounding businesses and opportunities for market penetration. JACK IN THE BOX restaurants developed by franchisees are built to our specifications on sites which have been approved by us.

New JACK IN THE BOX restaurants are built using several configurations, with the largest configuration seating approximately 100 customers, and the smallest 40 customers. We are currently in the process of developing multiple restaurant prototypes to help reduce costs and improve our flexibility in locating restaurants. Management believes that the flexibility provided by the alternative configurations will enable us to match the restaurant configuration with specific economic, demographic and geographic characteristics of a particular site. Typical development costs for new restaurants ranged from approximately $1.4 million to $1.8 million during fiscal year 2002 and are expected to decrease in future years due to the reduced costs of our new restaurant prototypes, as previously mentioned. We use lease financing and other means to lower our cash investment in a typical leased restaurant to approximately $0.3 million to $0.4 million.

The following table summarizes the growth in Company-operated and franchised JACK IN THE BOX restaurants since the beginning of fiscal 1998:

	Fiscal Year
	1998	1999	2000	2001	2002
Company-operated restaurants:
Opened	102	115	120	126	100
Sold to franchisees	(2)	—	(13)	(13)	(22)
Closed	(8)	(6)	(4)	(2)	(3)
Acquired from franchisees	14	13	17	9	1
End of period total	1,069	1,191	1,311	1,431	1507
Franchised restaurants:
Opened	2	2	1	4	3
Acquired from Company	2	—	13	13	22
Closed	(5)	(8)	—	—	—
Sold to Company	(14)	(13)	(17)	(9)	(1)
End of period total	345	326	323	331	355
System end of period total	1,414	1,517	1,634	1,762	1,862

The following table summarizes the locations of JACK IN THE BOX restaurants by state as of September 29, 2002:

	Company- operated	Franchised	Total
Arizona	88	52	140
California	553	261	814
Hawaii	28	1	29
Idaho	23	—	23
Illinois	13	—	13
Louisiana	17	—	17
Missouri	48	—	48
Nevada	44	11	55
New Mexico	—	2	2
North Carolina	24	—	24
Oklahoma	2	—	2
Oregon	40	2	42
South Carolina	19	—	19
Tennessee	25	—	25
Texas	467	26	493
Utah	2	—	2
Washington	114	—	114

Total	1,507	355	1,862

Restaurant Operations. We devote significant resources toward ensuring that all JACK IN THE BOX restaurants offer quality food and good service. Emphasis is placed on ensuring that quality ingredients are delivered timely to the restaurants, restaurant food production systems are continuously developed and improved, and we train our employees to be dedicated to delivering consistently good service. Through our network of distribution, quality assurance, facilities services and restaurant management personnel, including regional vice presidents, area managers and restaurant managers, we standardize specifications for food preparation and service, employee conduct and appearance, and the maintenance and repair of our premises. Operating specifications and procedures are documented in a series of manuals and video presentations. Most restaurants, including franchised units, receive approximately four quality, food safety and cleanliness inspections and 26 “Mystery Guest” audits each year.

Each JACK IN THE BOX restaurant is operated by a Company-employed manager or a franchisee who normally attends an extensive range of management training classes. Our management training program involves a combination of classroom instruction and on-the-job training in specially designated training restaurants. Restaurant managers and supervisory personnel train other restaurant employees in accordance with detailed procedures and guidelines using training aids and video equipment available at each location. Restaurant managers are directly responsible for the operation of the restaurants, including product quality, service, food handling safety, cleanliness, inventory, cash control and the conduct and appearance of employees.

Area managers, each of whom is responsible for an average of 13 restaurants, supervise restaurant managers. The area managers are supervised by 12 regional vice presidents. Under our performance system, regional vice presidents, area managers and restaurant managers are eligible for quarterly bonuses based on achievement of location profit, profit improvement and certain other operational performance standards.

Quality Assurance. Our “farm-to-fork” food safety and quality assurance program is designed to maintain high standards for the food products and food preparation procedures used by Company-operated and franchised restaurants. We maintain product specifications and approve product sources. We have a comprehensive, restaurant-based Hazard Analysis & Critical Control Points (“HACCP”) system for managing food safety and quality. HACCP combines employee training, testing by suppliers, and detailed attention to product quality at every stage of the food preparation cycle. Our HACCP program has been recognized as a leader in the industry by the USDA, FDA and the Center for Science in the Public Interest.

Purchasing and Distribution. We provide purchasing, warehouse and distribution services for all Company-operated and approximately one-third of our franchise-operated restaurants. The remaining franchisees participate in a purchasing cooperative they formed in 1996 and contract with another supplier for distribution services. Some products, primarily dairy and bakery items, are delivered directly by approved suppliers to both Company-operated and franchised restaurants.

The primary commodities purchased by JACK IN THE BOX restaurants are beef, poultry, pork, cheese and produce. We monitor the primary commodities we purchase in order to minimize the impact of fluctuations in price and availability, and make advance purchases of commodities when considered to be advantageous. However, certain commodities still remain subject to price fluctuations. All essential food and beverage products are available, or can be made available, upon short notice from alternative qualified suppliers.

Systems. We have centralized financial and accounting controls for Company-operated JACK IN THE BOX restaurants which we believe are important in analyzing and improving profit margins. JACK IN THE BOX restaurants use a specially designed computerized reporting and cash register system which is being converted to a new touch screen point-of-sale system designed to increase speed of service, allow us to accept debit and credit cards and decrease employee training and transaction times. The system provides point-of-sale transaction data and accumulates marketing information for analysis.

Advertising and Promotion. JACK IN THE BOX restaurants participate in substantial marketing programs and activities. Advertising costs are paid from a fund comprised of (i) an amount contributed each year by us equal to approximately 5% of the gross sales of our Company-operated restaurants and (ii) the marketing fees paid by franchisees. We use regional and local campaigns on television, radio and print media to advertise JACK IN THE BOX restaurants and products. We spent approximately $109.3 million on advertising and promotions in fiscal 2002, including franchisee contributions of $19.8 million. Our current advertising campaign relies on a series of television and radio spot advertisements to promote individual products and to develop the JACK IN THE BOX brand. We also spent $1.7 million in fiscal 2002 for local marketing purposes. Franchisees are also encouraged to, and generally do, spend additional funds for local marketing programs.

Employees. At September 29, 2002, we had approximately 44,100 employees, of whom approximately 41,570 were restaurant employees, 630 were corporate personnel, 400 were distribution employees and 1,500 were field management and administrative personnel. Employees are paid on an hourly basis, except restaurant managers, operations and corporate management, and certain administrative personnel. A majority of our restaurant employees are employed on a part-time, hourly basis to provide services necessary during peak periods of restaurant operations. We have not experienced any significant work stoppages and believe our labor relations are good. In fact, in 2002, we improved our hourly restaurant employee retention rate. We compete in the job market for qualified employees and believe our wage rates are comparable to those of our competitors.

Trademarks and Service Marks

The JACK IN THE BOX name is of material importance to us and is a registered trademark and service mark in the United States and in certain foreign countries. In addition, we have registered numerous service marks and trade names for use in our business, including the JACK IN THE BOX logo and various product names and designs.

Seasonality

Our restaurant sales and profitability are subject to seasonal fluctuations and are traditionally higher during the spring and summer months because of factors such as increased travel and improved weather conditions, which affect the public’s dining habits.

Competition and Markets

The restaurant business is highly competitive and is affected by competitive changes in a geographic area, changes in the public’s eating habits and preferences, local and national economic conditions affecting consumer spending habits, population trends and traffic patterns. Key elements of competition in the industry are the quality and value of the food products offered, quality and speed of service, advertising, name identification, restaurant location and attractiveness of facilities.

Each JACK IN THE Box restaurant competes directly and indirectly with a large number of national and regional restaurant chains, as well as with locally-owned quick-service restaurants and the fast casual segment. In selling franchises, we compete with many other restaurant franchisers, some of whom have substantially greater financial resources and higher total sales volume.

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

We are subject to the Fair Labor Standards Act and various state laws governing such matters as minimum wages, exempt status classification, overtime and other working conditions. A significant number of our food service personnel are paid at rates related to the federal and state minimum wage, and, accordingly, increases in the minimum wage increase our labor costs. Federal and State laws may also require us to provide paid and unpaid leave to our employees, which could result in significant additional expense to us.

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

We are subject to certain guidelines under the Americans with Disabilities Act of 1990 (“ADA”) and various state codes and regulations, which require restaurants to provide full and equal access to persons with physical disabilities. To comply with such laws and regulations, the cost of remodeling and developing restaurants has increased, principally due to the need to provide certain older restaurants with ramps, wider doors, larger restrooms and other conveniences.

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

Forward-Looking Statements and Risk Factors

This Form 10-K contains “forward-looking statements” within the meaning of the securities laws. Although we believe that the expectations reflected in such forward-looking statements are reasonable, and have based these expectations on our beliefs as well as assumptions we have made, such expectations may prove to be materially incorrect due to known and unknown risks and uncertainties.

These forward-looking statements are principally contained in the sections captioned “Business” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” Statements regarding our future operating and financial performance, including growth in restaurant sales and profitability; our operating strategies, including new product offerings, the timing for completion of our Innovation Center, expanded franchise offerings including sales of Company-owned restaurants, new restaurant openings and markets, new convenience store/gas station/restaurant combination openings and possible acquisitions; the availability of alternative commodity suppliers; the availability of future bank financing; our future capital expenditures; the effect of our stock repurchase program; sources of liquidity; expectations regarding effective tax rates; the appeal of our menu and marketing campaigns; and labor relations are forward-looking statements. In those and other portions of this Form 10-K, the words “anticipate,” “assume,” “believe,” “estimate,” “seek,” “expect,” “intend,” “plan,” “project,” “may,” “will,” “would,” and similar expressions as they relate to the Company or its management are intended to identify forward-looking statements.

In connection with the “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995, the following cautionary statements identify important factors that could cause actual results to differ materially from those expressed in any forward-looking statements. In addition to the factors discussed in this Form 10-K, other factors that could cause results to differ materially include, but are not limited to: the effectiveness and cost of our advertising and promotional efforts; the degree of success of our product offerings; weather conditions that adversely affect the level of customer traffic or timely delivery of our food supplies; our ability to control operating, general and administrative costs and to raise prices sufficiently to offset cost increases; our ability to recognize value from any current or future co-branding efforts; erosion of our sales caused by competitive products, pricing and promotions; the impact of any wide-spread negative publicity; the impact on consumer eating habits of new scientific information regarding diet, nutrition and health; competition for labor; power shortages and increases in utility costs due to deregulation; adverse general economic conditions and lack of consumer confidence; the practical or psychological effects of terrorist acts or government responses; changes in consumer tastes and in travel and dining-out habits; the impact on operations and the costs to comply with laws and regulations and other activities of governing entities; the costs and other effects of legal claims by franchisees, customers, vendors and others, including settlement of those claims; and the effectiveness of management strategies and decisions.

Risks Related to the Food Service Industry.    Food service businesses are often affected by changes in consumer tastes, national, regional and local economic conditions and demographic trends. The performance of individual restaurants may be adversely affected by factors such as changes in traffic patterns, demographics and the type, number and location of competing restaurants.

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

Dependence on frequent deliveries of fresh produce and groceries subjects food service businesses, such as ours, to the risk that shortages or interruptions in supply, caused by adverse weather or other conditions, could adversely affect the availability, quality and cost of ingredients. In addition, unfavorable trends or developments concerning factors such as inflation, increased food, labor and employee benefit costs (including increases in hourly wage and unemployment tax rates), increases in the number and locations of competing restaurants, regional weather conditions and the availability of experienced management and hourly employees may also adversely affect the food service industry in general, and our financial condition and results of operations in particular. Changes in economic conditions affecting our customers could reduce traffic in some or all of our restaurants or impose practical limits on pricing, either of which could have a material adverse effect on our financial condition and results of operations. Our continued success will depend in part on our ability to anticipate, identify and respond to changing conditions.

Competition.    The restaurant industry is highly competitive with respect to price, service, location, personnel and the type and quality of food, and there are many well-established competitors. Certain of our competitors have introduced a variety of new products and engaged in substantial price discounting in recent years and may continue to do so in the future. In addition, factors such as increased food, labor and benefits costs, and the availability of experienced management and hourly employees, may adversely affect the restaurant industry in general and our restaurants in particular. Each JACK IN THE BOX restaurant competes directly and indirectly with a large number of national and regional restaurant chains, as well as with locally-owned quick-service restaurants and the fast-casual segment. Some of our competitors have substantially greater financial resources and higher total sales volume. Any adverse changes in these factors could adversely affect our profitability.

Risks Associated with Development.    We intend to grow primarily by developing additional Company-owned restaurants and by franchising both existing Company restaurants and new restaurants to be developed by franchisees. Development involves substantial risks, including the risk of (i) the availability of financing at acceptable rates and terms, (ii) development costs exceeding budgeted or contracted amounts, (iii) delays in completion of construction, (iv) failure to obtain all necessary zoning and construction permits, (v) the inability to identify, or the unavailability of, suitable sites, both traditional and nontraditional, on acceptable leasing or purchase terms, (vi) developed properties not achieving desired revenue or cash flow levels once opened, (vii) competition for suitable development sites from competitors (some of which have greater financial resources than we do), (viii) incurring substantial unrecoverable costs in the event a development project is abandoned prior to completion, (ix) changes in governmental rules, regulations, and interpretations (including interpretations of the requirements of the ADA) and (x) general economic and business conditions.

Although we intend to manage our development to reduce such risks, we cannot provide assurance that present or future developments will perform in accordance with our expectations. We cannot provide assurance that we will complete the development and construction of the facilities, or that any such developments will be completed in a timely manner or within budget, or that such restaurants will generate our expected returns on investment. Our inability to expand in accordance with our plans or to manage our growth could have a material adverse effect on our results of operations and financial condition.

Risks Associated with Growth.    Our franchising and convenience store/gas station/restaurant development plans will require the implementation of enhanced operational and financial systems and will require additional management, operational, and financial resources. For example, we will be required to recruit franchise sales and administrative personnel and to recruit and train managers and other personnel for each new Company-owned restaurant, as well as additional development and accounting personnel. We cannot provide assurance that we will be able to successfully implement multiple growth strategies or effectively manage our expanding operations. The failure to successfully implement one or more of our growth strategies or to implement necessary new systems and add appropriate resources on a cost-effective basis could have a material adverse effect on our results of operations and financial condition.

Risks Related to Acquisitions.    We are evaluating the potential acquisition of other restaurant concepts. We compete against other purchasers, some of whom have greater financial resources, for those opportunities. The success of our efforts depends upon the availability of restaurant concepts at acceptable terms, our ability to successfully integrate any acquisition and effectively diversify our business, as well as many of the factors set forth above.

Reliance on Certain Markets.    Because our business is regional, with approximately three-fourths of JACK IN THE BOX restaurants located in the states of California and Texas, the economic conditions, state and local government regulations and weather conditions affecting those states may have a material impact upon our results.

Risks Related to Entering New Markets.    During fiscal 2003 we expect to open additional restaurants in the new markets we entered since fiscal 2000. We cannot provide assurance that we will be able to successfully expand or acquire critical market presence in new geographical markets, as we may encounter well-established competitors with substantially greater financial resources. We may be unable to find attractive locations, acquire name recognition, successfully market our products and attract new customers. Competitive circumstances and consumer characteristics in new markets may differ substantially from those in the markets in which we have substantial experience. We cannot provide assurance that we will be able to successfully integrate or profitably operate new Company-operated or franchised restaurants located in our new markets.

Exposure to Commodity Pricing.    Although we may take hedging positions in certain commodities from time to time and opportunistically contract for some of these items in advance of a specific need, we cannot provide assurance that we will not be subject to the risk of substantial and sudden price increases, shortages or interruptions in supply of such items, which could have a material adverse effect on our operations.

Risks Related to Increased Labor Costs.    We have a substantial number of employees who are paid wage rates at or slightly above the minimum wage. As federal and state minimum wage rates increase, we may need to increase not only the wages of our minimum wage employees but also the wages paid to the employees at rates which are above minimum wage. Federal and State laws may also require us to provide paid and unpaid leave to our employees; which could result in significant additional expense to us. If competitive pressures or other factors prevent us from offsetting the increased costs by increases in prices, our profitability may decline. Approximately 10% of our Company-operated restaurant base will be subject to minimum wage increases in fiscal year 2003. In addition, various proposals which would require employers to provide health insurance for all employees are being considered from time to time in Congress and various states. The imposition of any requirement that we provide health insurance to all employees would have a material adverse impact on the operations and financial condition of the Company and the restaurant industry.

Risks Related to Advertising.    We compete directly and indirectly against both regional and national quick service restaurants, grocery and specialty stores, as well as similar types of businesses, which offer sandwiches and similar items. Some of our competitors have greater financial resources which enable them to purchase significantly more television and radio advertising than we are able to purchase. Should our competitors increase spending on advertising and promotion, should the cost of television or radio advertising increase, or our advertising funds decrease for any reason, including implementation of reduced spending strategies, there could be a material adverse effect on our results of operation and financial condition.

Taxes.    Our income tax provision is sensitive to expected earnings, tax credit utilization, the resolution of tax audits and changes to tax laws. As expectations change, our effective income tax rate may vary from quarter-to-quarter and year-to-year. In addition, from time-to-time, we may take positions for filing our tax returns, which differ from the treatment for financial reporting purposes. The ultimate outcome of such positions could have an adverse impact on our effective tax rate.

Leverage.    Additional indebtedness may limit our ability to respond to changing business and economic conditions. The contracts under which we acquired our debt impose operating and financial restrictions which limit our ability to borrow money, sell assets or make capital expenditures or investments without the approval of certain lenders. In addition to cash flows generated by operations, other financing alternatives may be required in order to repay our debt as it comes due. We cannot provide assurance that we will be able to refinance our debt or obtain additional financing, or that any such financing will be on terms favorable to us.

Risks Related to Franchise Operations.    At September 29, 2002, we had 355 franchised JACK IN THE BOX restaurants. Currently our restaurants are approximately 81% Company-operated and 19% franchised. Our plan is to increase the percentage of franchised restaurants over the next five years. Our ability to sell franchises and to realize gains from such sales is uncertain. The opening and success of franchised restaurants depends on various factors, including the demand for our franchises and the selection of appropriate franchisee candidates, the availability of suitable sites, the negotiation of acceptable lease or purchase terms for new locations, permitting and regulatory compliance, the ability to meet construction schedules and the financial and other capabilities of our franchisees and developers. We cannot provide assurance that developers planning the opening of franchised restaurants will have the business abilities or sufficient access to financial resources necessary to open the restaurants required by their agreements. The Company may, from time to time, provide financing to franchisees for the purchase of existing restaurants and the development of new restaurants. There can be no assurance that franchisees will be able to repay all amounts. We cannot provide assurance that franchisees will successfully operate their restaurants in a manner consistent with our concept and standards. In addition, certain federal and state laws govern our relationships with our franchisees. See “Risks Related to Government Regulations” below.

Dependence on Key Personnel.    We believe that our success will depend in part on the continuing services of our key executives, including Robert J. Nugent, Chief Executive Officer, John F. Hoffner, Executive Vice President and Chief Financial Officer, and Linda Lang, Executive Vice President, Marketing and Operations, Human Resources and Information Systems, none of whom are employed pursuant to an employment agreement. The loss of the services of any of such executives could have a material adverse effect on our business, and we cannot provide assurance that qualified replacements would be available. Our continued growth will also depend in part on our ability to attract and retain additional skilled management personnel.

Risks Related to Government Regulations.    The restaurant industry is subject to extensive federal, state and local governmental regulations, including those relating to the preparation and sale of food and those relating to building and zoning requirements. We and our franchisees are also subject to laws governing our relationships with employees, including minimum wage requirements, overtime, working and safety conditions and citizenship requirements. See “Risks Related to Increased Labor Costs” above. We are also subject to federal regulation and certain state laws, which govern the offer and sale of franchises. Many state franchise laws impose substantive requirements on franchise agreements, including limitations on noncompetition provisions and on provisions concerning the termination or nonrenewal of a franchise. Some states require that certain materials be registered before franchises can be offered or sold in that state. The failure to obtain or retain licenses or approvals to sell franchises could adversely affect us and our franchisees. Changes in government regulations could have a material adverse effect on our operations.

Environmental Risks and Regulations.    As is the case with any owner or operator of real property, we are subject to a variety of federal, state and local governmental regulations relating to the use, storage, discharge, emission and disposal of hazardous materials. Failure to comply with environmental laws could result in the imposition of severe penalties or restrictions on operations by governmental agencies or courts of law, which could adversely affect operations. We do not have environmental liability insurance; nor do we maintain a reserve to cover such events. We have engaged and may engage in real estate development projects and own or lease several parcels of real estate on which our restaurants are located. We are unaware of any significant environmental hazards on properties we own or have owned, or operate or have operated. In the event of the determination of contamination on such properties, the Company, as owner or operator, could be held liable for severe penalties and costs of remediation. We also operate motor vehicles and warehouses and handle various petroleum substances and hazardous substances, but are not aware of any current material liability related thereto.

ITEM 2.  PROPERTIES

At September 29, 2002, we owned 721 JACK IN THE BOX restaurant buildings, including 497 located on leased land. In addition, we leased 1,057 restaurants where both the land and building are leased, including 163 restaurants operated by franchisees. At September 29, 2002, franchisees directly owned or leased 84 restaurants.

	Number of restaurants
	Company- operated	Franchise- operated	Total
Company-owned restaurant buildings:
On Company-owned land	172	52	224
On leased land	441	56	497

Subtotal	613	108	721
Company-leased restaurant buildings on leased land	894	163	1,057
Franchise directly-owned or directly-leased restaurant buildings	—	84	84

Total restaurant buildings	1,507	355	1,862

Our leases generally provide for fixed rental payments (with cost-of-living index adjustments) plus real estate taxes, insurance and other expenses. In addition, many of the leases provide for contingent rental payments of between 2% and 10% of the restaurant’s gross sales once certain thresholds are met. We have generally been able to renew our restaurant leases as they expire at then-current market rates. The remaining terms of ground leases range from approximately one year to 52 years, including optional renewal periods. The remaining lease terms of our other leases range from approximately one year to 42 years, including optional renewal periods. At September 29, 2002, the leases had initial terms expiring as follows:

	Number of restaurants
	Ground leases	Land and building leases
2003 – 2007	155	228
2008 – 2012	119	269
2013 – 2017	48	219
2018 and later	175	341

Our principal executive offices in San Diego, California consist of an owned facility of approximately 150,000 square feet and a leased facility of approximately 44,000 square feet. Additionally, we have acquired land for the future development of our Innovation Center. We also own one distribution center and lease an additional six with remaining terms ranging from one to 20 years, including optional renewal periods.

Certain of our real and personal property are pledged as collateral for various components of our long-term debt.

ITEM 3.  LEGAL PROCEEDINGS

As previously reported, we have reached a settlement in an action filed in 1995 regarding alleged failure to comply with the Americans with Disabilities Act (“ADA”). The settlement, as amended, requires compliance with ADA Access Guidelines at Company-operated restaurants by October 2003. We are in the process of making modifications to improve accessibility at our restaurants. We currently expect to spend approximately $3.4 million in fiscal 2003 in connection with these modifications in addition to amounts previously invested. We expect to comply with our settlement obligations by the October 2003 settlement deadline.

On April 18, 2001, an action was filed by Robert Bellmore and Jeffrey Fairbairn, individually and on behalf of all others similarly situated, in the Superior Court of the State of California, San Diego County, seeking class action status in alleging violations of California wage and hour laws. The complaint alleged that salaried restaurant management personnel in California were improperly classified as exempt from California overtime laws, thereby depriving them of overtime pay. The complaint sought damages in an unspecified amount, penalties, injunctive relief, prejudgment interest, costs and attorneys’ fees. The Company settled the action in fiscal year 2002 for approximately $9.3 million without admission of liability. The settlement is subject to certain conditions and court approval.

We are also subject to normal and routine litigation. In the opinion of management, based in part on the advice of legal counsel, the ultimate liability from all other pending legal proceedings, asserted legal claims and known potential legal claims should not materially affect our operating results and liquidity.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of security holders during the fourth fiscal quarter ended September 29, 2002.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

The following table summarizes the equity compensation plans under which Company Common Stock may be issued as of September 29, 2002. All plans were approved by shareholders of the Company.

	(a) Number of securities to be issued upon exercise of outstanding options	(b) Weighted-average exercise price of outstanding options	(c) Number of securities remaining for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by security holders	4,180,932	$21.12	2,334,351

The following table sets forth the high and low closing sales prices for our common stock during the fiscal quarters indicated, as reported on the New York Stock Exchange – Composite Transactions:

	16 weeks ended Jan. 21, 2001	12 weeks ended
		Apr. 15, 2001	July 8, 2001	Sept. 30, 2001
High	$30.56	$31.75	$26.47	$34.00
Low	20.06	24.46	23.91	25.55

	16 weeks ended Jan. 20, 2002	12 weeks ended
		Apr. 14, 2002	July 7, 2002	Sept. 29, 2002
High	$28.00	$31.78	$34.00	$29.55
Low	23.00	25.85	29.19	22.24

We did not pay any cash or other dividends during the last two fiscal years and do not anticipate paying dividends in the foreseeable future. Our credit agreements prohibit, and our public debt instruments restrict, our right to declare or pay dividends or make other distributions with respect to shares of our capital stock.

As of September 29, 2002, there were approximately 500 stockholders of record.

ITEM 6.  SELECTED FINANCIAL DATA

Our fiscal year is 52 or 53 weeks, ending the Sunday closest to September 30. Fiscal year 1999 included 53 weeks and all other years include 52 weeks. The following selected financial data of Jack in the Box Inc. for each fiscal year is extracted or derived from financial statements which have been audited by KPMG LLP, our independent auditors.

	Fiscal Year
	2002	2001	2000	1999	1998
	(Dollars in thousands, except per share data)
Statement of Operations Data:
Revenues:
Restaurant sales	$1,822,902	$1,714,126	$1,529,328	$1,372,899	$1,112,005
Distribution and other sales	77,445	66,565	59,091	41,828	26,407
Franchise rents and royalties	45,936	43,825	41,432	39,863	35,904
Other revenues (1)	20,077	9,060	3,461	2,309	49,740

Total revenues	1,966,360	1,833,576	1,633,312	1,456,899	1,224,056
Costs of revenues (2)	1,584,384	1,477,184	1,301,757	1,142,995	951,619

Gross profit	381,976	356,392	331,555	313,904	272,437
Selling, general and administrative expenses (3)	233,426	201,579	182,961	164,297	134,926

Earnings from operations	148,550	154,813	148,594	149,607	137,511
Interest expense	22,914	24,453	25,830	28,249	33,058

Earnings before income taxes, extraordinary item and cumulative effect of accounting change	125,636	130,360	122,764	121,358	104,453
Income taxes (4)	42,590	46,300	22,500	44,900	33,400

Earnings before extraordinary item and cumulative effect of accounting change	$83,046	$84,060	$100,264	$76,458	$71,053

Earnings per share before extra-ordinary item and cumulative effect of accounting change:
Basic	$2.11	$2.17	$2.62	$2.00	$1.82
Diluted	2.07	2.11	2.55	1.95	1.77

Balance Sheet Data (at end of period):
Total assets	$1,063,483	$1,029,822	$906,828	$833,644	$743,588
Long-term debt	143,364	279,719	282,568	303,456	320,050
Stockholders’ equity	464,115	413,530	316,352	217,837	136,980

(1)	Fiscal year 1998 includes the recognition of a $45.8 million litigation settlement received from various meat suppliers.

(2)
Fiscal year 1999 reflects an $18.0 million reduction of restaurant operating costs due to a change in estimates resulting from improvements to our asset protection and risk management programs. This change was supported by an independent actuarial study conducted to evaluate the self-insured portion of our workers’ compensation, general liability and other insurance programs.

(3)
Fiscal year 2002 includes $9.3 million for costs associated with the settlement of a class action lawsuit and $6.4 million for costs related to the closure of eight under-performing restaurants as described in Item 7 – Costs and Expenses.

(4)	Fiscal year 2000 includes the recognition of $22.9 million in tax benefits primarily resulting from the settlement of a tax case as described in Item 7 – Costs and Expenses.

ITEM	7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
OPERATIONS

Results of Operations

All comparisons under this heading among 2002, 2001 and 2000 refer to the 52-week periods ended September 29, 2002, September 30, 2001, and October 1, 2000, respectively, unless otherwise indicated.

Revenues

Company-operated restaurant sales were $1,822.9 million, $1,714.1 million and $1,529.3 million in 2002, 2001 and 2000, respectively. Restaurant sales improved from the prior year by $108.8 million, or 6.3%, in 2002 and $184.8 million, or 12.1%, in 2001, primarily reflecting an increase in the number of Company-operated restaurants, as well as an increase in per store average (“PSA”) sales in 2001. The number of Company-operated restaurants at the end of the fiscal year grew to 1,507 in 2002 from 1,431 in 2001 and 1,311 in 2000, with new restaurant openings of 100, 126 and 120, respectively. Sales at Company-operated restaurants open more than one fiscal year declined 0.8% in 2002 compared with 2001 due to increased competitive activity and economic softness in certain key markets. Such sales increased 4.1% in 2001 and 3.3% in 2000 compared to the respective prior year. We believe restaurant sales improvements in 2001 and 2000 resulted from our two-tier marketing strategy featuring both premium sandwiches and value-priced alternatives, as well as from price increases and our strategic initiatives, including our ongoing focus on improving food quality and guest service.

Distribution and other sales, representing distribution sales and sales from our fuel and convenience stores, were $77.4 million, $66.6 million and $59.1 million in 2002, 2001 and 2000, respectively. The $10.8 million increase in 2002 compared with 2001 is principally due to an increase in the number of fuel and convenience stores to 12 locations at September 29, 2002 from nine a year ago, as well as to an increase in distribution sales to franchised restaurants. The $7.5 million increase in 2001 compared with 2000 is due to an increase in the number of restaurants serviced by our distribution division and PSA sales growth at franchised restaurants.

Franchise rents and royalties increased to $45.9 million in 2002 from $43.8 million in 2001 and $41.4 million in 2000, primarily reflecting an increase in the number of franchised restaurants to 355 at the end of the year from 331 in 2001 and 323 in 2000. As a percentage of franchise restaurant sales, franchise rents and royalties grew to 11.0% in 2002 from 10.8% in 2001 and 10.6% in 2000, primarily due to increases in percentage rents at certain franchised restaurants.

Other revenues, principally franchise gains and fees, as well as interest income from notes and investments receivable, increased to $20.1 million in 2002 from $9.1 million in 2001 and $3.5 million in 2000, primarily due to a planned increase in the number of Company-operated restaurants converted to franchises. In 2002, we converted 22 Company-operated restaurants compared with 13 a year ago, resulting in an increase in other revenues of approximately $11 million. Other revenues grew in 2001 compared with 2000 due to increased franchising activities.

Costs and Expenses

Restaurant costs of sales and operating costs increased with sales growth and the addition of Company-operated restaurants. Restaurant costs of sales, which include food and packaging costs, increased to $555.2 million in 2002 from $528.1 million in 2001 and $473.4 million in 2000. As a percentage of restaurant sales, costs of sales were 30.5% in 2002, 30.8% in 2001 and 31.0% in 2000. The restaurant costs of sales percentage improved in 2002 compared to 2001 as the impact of slightly higher ingredient costs was offset by increased selling prices and certain profit improvement initiatives. In 2001, the percentage improvement compared to 2000 was primarily due to favorable ingredient costs and selling price increases.

Restaurant operating costs were $931.7 million, $864.3 million and $750.7 million in 2002, 2001 and 2000, respectively. As a percentage of restaurant sales, restaurant operating costs increased to 51.1% in 2002 from 50.4% in 2001 and 49.1% in 2000. The percentage increased in 2002 compared with 2001 primarily due to higher occupancy costs on newer stores whose sales have not yet matured and increased insurance costs, which were offset in part by improved utility and supply costs. Additionally, in 2002, savings generated from our Profit Improvement Program helped to offset the reduced leverage resulting from softer sales. The restaurant operating costs percentage increased in 2001 compared to 2000 primarily due to higher utility costs and to a lesser extent higher labor-related expenses.

Costs of distribution and other sales were $75.3 million in 2002, $64.5 million in 2001 and $57.5 million in 2000. As a percentage of distribution and other sales, these costs were 97.3% in 2002, 96.9% in 2001 and 97.4% in 2000. The percentage increased in 2002 compared with a year ago, primarily due to reduced margins in our distribution business related to softer sales at JACK IN THE BOX restaurants. The lower percentage in 2001 compared with 2000 reflects improved margins from our fuel and convenience store operations resulting from our revised fuel pricing strategy and a decrease in start up costs.

Franchised restaurant costs, which consist principally of rents and depreciation on properties leased to franchisees and other miscellaneous costs, increased to $22.1 million in 2002 from $20.4 million in 2001 and $20.1 million in 2000, primarily reflecting an increase in the number of franchised restaurants.

Selling, general and administrative expenses were $233.4 million, $201.6 million and $183.0 million in 2002, 2001 and 2000, respectively. Fiscal year 2002 includes unusual charges of $9.3 million to settle a class action lawsuit which alleged that Company restaurant management personnel in California were not always paid overtime properly, and $6.4 million for impairment and lease exit costs related to the closure of eight under-performing restaurants. Advertising and promotion costs were $91.2 million in 2002, $86.5 million in 2001 and $77.8 million in 2000. Excluding the unusual items in 2002, selling, general and administrative expenses were approximately 11.1% of revenues in 2002, 11.0% in 2001 and 11.2% in 2000. In 2002, higher pension, bonus and legal costs were mitigated in part by the increased leverage from higher revenues as well as savings generated from our Profit Improvement Program. The percentage improvement in 2001 compared to 2000 is primarily due to lower bonus and pension expenses.

Interest expense declined to $22.9 million in 2002 from $24.5 million in 2001 and $25.8 million in 2000, reflecting lower average levels of debt and lower average interest rates compared with the respective prior year.

The income tax provisions reflect effective annual tax rates of 33.9%, 35.5% and 18.3% of pre-tax earnings in 2002, 2001 and 2000, respectively. The lower income tax rate in 2002 resulted from the favorable resolution of certain long-standing tax matters. In 2001 and 2000, the favorable tax rates resulted from our ability to realize previously unrecognized tax benefits such as business tax credit, tax loss and minimum tax credit carryforwards. Also contributing to the effective rate decline in 2000 was our settlement with the U.S. Internal Revenue Service of a tax case related to the disposition in November 1995 of our interest in Family Restaurants, Inc. We recognized tax benefits of $22.9 million, primarily as a result of this settlement.

In 2001, we adopted Staff Accounting Bulletin (“SAB”) 101 which requires that franchise percentage rents, which are contingent upon certain annual sales levels, be recognized in the period in which the contingency is met instead of being accrued for ratably. As a result of adopting SAB 101, we recorded a one-time after-tax cumulative effect from this accounting change of $1.9 million related to the deferral of franchise percentage rents not yet earned as of the beginning of fiscal year 2001.

Net earnings were $83.0 million, or $2.07 per diluted share, in 2002, $82.2 million, or $2.06 per diluted share, in 2001 and $100.3 million, or $2.55 per diluted share, in 2000. Each year includes unusual items. In 2002, net earnings included after-tax charges of $10.4 million, or $.26 per diluted share, for costs associated with the settlement of a class action lawsuit in California and the closure of eight under-performing restaurants. In 2001, net earnings included the $1.9 million charge for the cumulative effect of accounting change, or $.05 per diluted share. In 2000, net earnings included $22.9 million, or $.58 per diluted share, for the settlement of a tax case as described above. Excluding all unusual items, net earnings increased approximately 11% to $93.4 million, or $2.33 per diluted share, in 2002 from $84.1 million, or $2.11 per diluted share, in 2001, which had increased 8.7%, from $77.4 million, or $1.97 per diluted share, in 2000.

Liquidity and Capital Resources

General.    Cash and cash equivalents decreased $0.7 million to approximately $5.6 million at September 29, 2002 from approximately $6.3 million at the beginning of the fiscal year. We expect to maintain low levels of cash and cash equivalents, reinvesting available cash flows from operations to develop new or enhance existing restaurants, and to reduce borrowings under the revolving credit agreement.

Our working capital deficit increased $118.7 million to $220.9 million at September 29, 2002 from $102.2 million at September 30, 2001. This increase is primarily due to the reclassifications to current liabilities of our revolving bank loans which expire in March 2003 and $70 million of financing lease obligations due in January 2003, offset in part by the related reclassification of $16.1 million in sinking fund payments to other current assets from other assets. The payment of the financing lease obligations will be funded from the sinking fund, operations and our credit facility. The Company and the restaurant industry in general, maintain relatively low levels of accounts receivable and inventories, and vendors grant trade credit for purchases such as food and supplies. We also continually invest in our business through the addition of new units and refurbishment of existing units, which are reflected as long-term assets and not as part of working capital. At the end of the year, our current ratio was .3 to 1 compared with .6 to 1 at September 30, 2001, decreasing due to the reclassifications discussed above.

Our revolving bank credit agreement, expiring in March 2003, provides for a credit facility of up to $175 million, including letters of credit of up to $25 million. At September 29, 2002, we had borrowings of $34 million and approximately $125 million of availability under the agreement. We fully expect to secure new financing before the expiration date of the current credit facility and have engaged a leading bank to complete the arrangement. Total debt outstanding decreased $32.4 million to $249.6 million at September 29, 2002 from $282.0 million at the beginning of fiscal year 2002, primarily due to repayments under the revolving credit facility.

We are subject to a number of customary covenants under our various debt instruments, including limitations on additional borrowings, capital expenditures, lease commitments and dividend payments, as well as requirements to maintain certain financial ratios, cash flows and net worth. As of September 29, 2002, we were in compliance with these covenants. In September 1999, the collateral securing the bank credit facility was released; however, the real and personal property previously held as collateral cannot be used to secure other indebtedness of the Company. In addition, certain of our real and personal property secure other indebtedness.

Other Transactions.    In January 1994, we entered into financing lease arrangements with two limited partnerships (the “Partnerships”), in which we sold interests in 76 restaurants for a specified period of time. The acquisition of the properties, including costs and expenses, was funded through the issuance of $70 million in 10.3% senior secured notes by a special purpose corporation acting as agent for the Partnerships. On August 29, 2002, we entered into an agreement to repurchase the interests in the restaurant properties that had been encumbered by the financing lease transaction. Pursuant to the agreement, on January 2, 2003, we will reacquire the interests at a price which is sufficient, in connection with previous sinking fund payments, to retire the $70 million senior secured notes. To effect the acceleration of the retirement of this high interest rate bearing debt, we also agreed to pay a consent fee of $1.3 million.

In fiscal 2002, our Board of Directors authorized the repurchase of our outstanding common stock in the open market for an aggregate amount not to exceed $80 million and is in addition to our $10 million common stock repurchase amount authorized December 3, 1999. Through September 29, 2002, we had acquired 1,549,800 shares in connection with these authorizations for an aggregate cost of $39.8 million, and at the end of the year we had approximately $50.2 million of repurchase availability remaining. The stock repurchase program is intended to offset the dilutive effect of stock option exercises and to increase shareholder value.

Contractual Obligations and Commitments. The following is a summary of the Company’s contractual obligations and commercial commitments as of September 29, 2002:

	Payments Due by Period (in thousands)
	Total	Less than 1 year	2-3 years	4-5 years	After 5 years
Contractual Obligations:
Revolving credit facility	$34,000	$34,000	$—	$—	$—
Financing lease obligations (1)	53,866	53,866	—	—	—
Capital lease obligations	15,290	820	1,851	2,197	10,422
Other long-term debt obligations	130,678	1,668	3,204	552	125,254
Operating lease obligations	1,466,840	148,875	275,810	229,182	812,973

Total contractual obligations	$1,700,674	$239,229	$280,865	$231,931	$948,649

Other Commercial Comments:
Stand-by letters of credit	$16,175	$16,175	$—	$—	$—

(1)	Amount is net of accumulated sinking fund payments of $16,134.

Capital Expenditures. Capital expenditures decreased $23.9 million to $142.6 million in 2002 from $166.5 million in 2001, primarily due to a $16.3 million decrease in new restaurant expenditures reflecting a reduction in the number of new restaurant openings to 100 in 2002 from 126 a year ago. In addition, fiscal year 2001 included non-recurring capital expenditures of $7.8 million related to the purchase of land in San Diego, on which we plan to develop our new Innovation Center. Fiscal year 2002 capital expenditures included $91.8 million for new restaurant expenditures, $37.9 million for existing restaurant improvements and $12.9 million for other additions.

We plan on spending approximately $182 million during fiscal year 2003 on capital expenditures. The projected increase when compared with 2002 reflects our decision to increase investments in remodeling restaurant facilities, additional interior enhancements, and our strategic plan to purchase more new restaurant properties verses leasing them as a means to mitigate increasing occupancy costs. The capital expenditures estimate for 2003 also reflects the refinement of our current restaurant prototype to reduce development costs and improve returns.

Future Liquidity. We require capital principally to grow the business through new restaurant construction, as well as to maintain and remodel existing restaurants, to service our debt obligations, and for general operating purposes. Our primary short-term and long-term sources of liquidity are expected to be cash flows from operations, our revolving bank credit facility and the conversion of Company-operated restaurants to franchised restaurants. Additional potential sources of liquidity include various financing opportunities and the sale and leaseback of restaurant properties. Based upon current levels of operations and anticipated growth, we expect that sufficient cash flows will be generated from operations so that, combined with available financing alternatives, we will be able to meet our debt service, capital expenditure and working capital requirements.

Discussion of Critical Accounting Policies

We have identified the following as the Company’s most critical accounting policies, which are those that are most important to the portrayal of the Company’s financial condition and results and require management’s most subjective and complex judgments. Information regarding the Company’s other accounting policies are disclosed in Note 1 to our consolidated financial statements.

Pension Benefits – The Company sponsors pension and other retirement plans in various forms covering substantially all employees who meet certain eligibility requirements. Several statistical and other factors which attempt to anticipate future events are used in calculating the expense and liability related to the plans, including assumptions about the discount rate, expected return on plan assets and the rate of increase in compensation levels, as determined by the Company using specified guidelines. In addition, our outside actuarial consultants also use certain statistical factors such as turnover, retirement and mortality rates to estimate the Company’s future benefit obligations. The actuarial assumptions used may differ materially from actual results due to changing market and economic conditions, higher or lower turnover and retirement rates or longer or shorter life spans of participants.

These differences may impact the amount of pension expense recorded by the Company. Due to decreases in interest rates and declines in the return on assets in the plans, the pension expense in fiscal year 2003 is expected to be approximately 40% higher than in fiscal year 2002.

Self Insurance – The Company is self-insured for a portion of its current and prior years’ losses related to its workers’ compensation, general liability, automotive, medical and dental programs. In estimating the Company’s self insurance reserves, we utilize independent actuarial estimates of expected losses, which are based on statistical analyses of historical data. These assumptions are closely monitored and adjusted when warranted by changing circumstances. Should a greater amount of claims occur compared to what was estimated, or medical costs increase beyond what was expected, reserves might not be sufficient, and additional expense may be recorded.

Long-lived Assets – Long-lived assets, including fixed assets and intangibles, are reviewed for impairment when indicators of impairment are present. If the sum of undiscounted future cash flows is less than the carrying value of the asset, we recognize an impairment loss by the amount which the carrying value exceeds the fair value of the asset. Our estimates of future cash flows may differ from actual cash flows due to, among other things, economic conditions or changes in operating performance. In the fourth quarter of fiscal year 2002, we recorded $2.5 million in impairment charges related to eight under-performing restaurants scheduled for closure in fiscal year 2003. During fiscal year 2002, we noted no other triggering events that would indicate the need for additional impairment of any of the Company’s assets.

Legal Accruals – The Company is subject to claims and lawsuits in the ordinary course of its business. A determination of the amount accrued, if any, for these contingencies is made after analysis of each matter. We continually evaluate such accruals and may increase or decrease accrued amounts as we deem appropriate.

Future Accounting Changes

In July, 2001, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) 141, Business Combinations, and 142, Goodwill and Other Intangible Assets, which supersede Accounting Principles Board Opinion (“APB”) 16, Business Combinations and APB 17, Intangible Assets. SFAS 141 requires that all business combinations be accounted for under the purchase method. The Statement further requires separate recognition of intangible assets that meet one of the two criteria, as defined in the Statement. This Statement applies to all business combinations initiated after June 30, 2001. Under SFAS 142, goodwill and intangible assets with indefinite lives are no longer amortized, but are to be tested at least annually for impairment. Separable intangible assets with defined lives will continue to be amortized over their useful lives. The provisions of SFAS 142 will apply to goodwill and intangible assets acquired before and after the Statement’s effective date.

In accordance with the provisions of SFAS 141 and 142, our trading area rights, which represent the amounts allocated under purchase accounting to reflect the value of operating existing restaurants within each specific trading area, will be reclassified as goodwill and will no longer be amortized effective September 30, 2002. As of September 29, 2002, the carrying values of our goodwill and trading area rights were $2.0 million and $64.6 million, respectively. We recorded goodwill and trading area rights amortization expense of $4.3 million in restaurant operating costs in 2002. We will adopt the provisions of SFAS 142 in the first quarter of 2003.

In June 2001, the FASB issued SFAS 143, Accounting for Asset Retirement Obligations, which addresses accounting and reporting standards for legal obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. We intend to adopt the provisions of SFAS 143 in the first quarter of fiscal year 2003 and expect that the adoption will not have a material impact on our results of operations or financial position.

In August 2001, the FASB issued SFAS 144, Accounting for the Impairment or Disposal of Long-Lived Assets. This new standard supersedes SFAS 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of, and the accounting and reporting provisions of APB Opinion 30, Reporting the Results of Operations-Reporting the Effects of Disposal of a Segment of a Business and Extraordinary, Unusual and Infrequently Occurring Events and Transactions, for the disposal of a segment of a business. This Statement retains the fundamental provisions of SFAS 121, but addresses its significant implementation issues. We will adopt the provisions of SFAS 144 in the first quarter of fiscal year 2003 and expect that the adoption will not have a material impact on our results of operations or financial position.

In April 2002, the FASB issued SFAS 145, Rescission of FASB Statements 4, 44, and 64, Amendment of FASB Statement 13, and Technical Corrections. SFAS 145 rescinds SFAS 4, Reporting Gains and Losses from Extinguishment of Debt, and an amendment of that Statement, SFAS 44, Accounting for Leases and SFAS 64, Extinguishments of Debt Made to Satisfy Sinking-Fund Requirements. SFAS 145 addresses inconsistencies in accounting for sale-leaseback transactions and amends other existing authoritative pronouncements to make various technical corrections, clarify meanings, or describe their applicability under changed conditions. We will adopt the provisions of SFAS 145 in the first quarter of fiscal year 2003 and expect that the adoption will not have a material impact on our results of operations or financial position.

In June 2002, the FASB issued SFAS 146, Accounting for Costs Associated with Exit or Disposal Activities. SFAS 146 Supersedes Emerging Issues Task Force (“EITF”) 94-3, Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit and Activity. This Statement requires that costs associated with exit or disposal activities be recognized when they are incurred rather than at the date of a commitment to an exit or disposal plan. This Statement is effective for all exit or disposal activities initiated after December 31, 2002 and will have no impact on exit liabilities recorded by the Company prior to such date.

ITEM	7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company is exposed to financial market risks associated with interest rates and commodity prices. Our primary market risk exposure relates to changes in interest rates. Our $175 million credit facility bears interest at an annual rate equal to the prime rate or the London Interbank Offered Rate (“LIBOR”) plus an applicable margin based on a financial leverage ratio. As of September 29, 2002, our applicable margin was set at 0.625%. In fiscal year 2002, the average interest rate paid on the credit facility was approximately 3.4%. At September 29, 2002, a hypothetical 100 basis point increase in short-term interest rates would result in a reduction of $0.3 million in annual pre-tax earnings. The estimated reduction is based on the outstanding balance of our revolving credit facility at September 29, 2002.

Changes in interest rates also impact our pension expense. An assumed discount rate is used in determining the present value of future cash outflows currently expected to be required to satisfy the pension benefit obligation when due. A hypothetical 25 basis point reduction in the assumed discount rate would result in an estimated increase of $0.7 million in our future annual pension expense.

We are also exposed to the impact of commodity price fluctuations related to unpredictable factors such as weather and various other market conditions outside our control. From time-to-time we enter into commodity futures and option contracts to manage these fluctuations. We had no open commodity futures and option contracts as of September 29, 2002.

At September 29, 2002, we had no other material financial instruments subject to significant market exposure.

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

The following table sets forth the name, age (as of December 31, 2002) and position of each person who is a director or executive officer of Jack in the Box Inc.:

Name	Age	Positions
Robert J. Nugent(3)	61	Chairman of the Board and Chief Executive Officer
Kenneth R. Williams	60	President, Chief Operating Officer and Director (6)
John F. Hoffner	55	Executive Vice President and Chief Financial Officer
Linda A. Lang	44	Executive Vice President, Marketing and Operations, Human Resources and Information Systems
Lawrence E. Schauf	57	Executive Vice President and Secretary
Carlo E. Cetti	58	Senior Vice President, Human Resources and Strategic Planning
Paul L. Schultz	48	Senior Vice President, Operations and Franchising
David M. Theno, Ph.D.	52	Senior Vice President, Quality and Logistics
Karen C. Bachmann	51	Vice President, Corporate Communications
Stephanie E. Cline	57	Vice President, Chief Information Officer
Harold L. Sachs	57	Vice President, Treasurer
Michael E. Alpert(4)(5)	60	Director
Jay W. Brown(3)(5)	57	Director
Paul T. Carter(1)(2)	80	Director (7)
Edward W.Gibbons(3)(4)(5)	66	Director
Anne B. Gust	44	Director (8)
Alice B. Hayes, Ph.D.(2)(5)	65	Director
Murray H. Hutchison(1)(2)	64	Director
Michael W. Murphy(1)(2)	45	Director (9)
L. Robert Payne(1)(4)	69	Director

(1)	Member of the Audit Committee.

(2)	Member of the Compensation Committee.

(3)	Member of the Executive Committee.

(4)	Member of the Finance Committee.

(5)	Member of the Nominating and Governance Committee.

(6)	Mr. Williams announced his retirement from the Company effective January 1, 2003. Upon his retirement Mr. Nugent will assume the title of President.

(7)	Resigned from committees effective November 6, 2002.

(8)	Ms. Gust will join the Board effective January 1, 2003.

(9)	Board and committee member effective September 12, 2002.

Mr. Nugent has been Chairman of the Board since February 2001 and Chief Executive Officer since April 1996. The Company has announced that Mr. Nugent will assume the title of President effective January 1, 2003, upon Mr. William’s retirement from the Company. He was President from April 1996 to February 2001 and Executive Vice President from February 1985 to April 1996. He has been a director since February 1988. Mr. Nugent has 23 years of experience with the Company in various executive and operations positions.

Mr. Williams has been President and Chief Operating Officer since February 2001. He has announced his retirement from the Company effective January 1, 2003. He was Executive Vice President, Marketing and Operations from May 1996 to February 2001 and Senior Vice President from January 1993 to May 1996. He has been a director since February 2001. Mr. Williams has 37 years of experience with the Company in various operations positions.

Mr. Hoffner has been Executive Vice President and Chief Financial Officer since August 2001. Prior to joining the Company he was Executive Vice President of Administration and Chief Financial Officer of Cost Plus, Inc. from June 1998 to August 2001 and Senior Vice President and Chief Financial Officer of Sweet Factory, Inc. from April 1993 to June 1998.

Ms. Lang has been Executive Vice President since July 2002. She was Senior Vice President, Marketing from May 2001 to July 2002, Vice President and Regional Vice President, Southern California Region from April 2000 to May 2001, Vice President, Marketing from March 1999 to April 2000 and Vice President, Products, Promotions and Consumer Research from February 1996 until March 1999. Ms. Lang has 15 years of experience with the Company in various marketing, finance and operations positions.

Mr. Schauf has been Executive Vice President and Secretary since August 1996. Prior to joining the Company he was Senior Vice President, General Counsel and Secretary of Wendy’s International, Inc. from February 1991 to August 1996.

Mr. Cetti has been Senior Vice President, Human Resources and Strategic Planning since July 2002. From October 1995 to July 2002, he was Vice President, Human Resources and Strategic Planning. Mr. Cetti has 22 years of experience with the Company in various human resources and training positions.

Mr. Schultz has been Senior Vice President, Operations and Franchising since August 1999, and was Vice President from May 1988 to August 1999. Mr. Schultz has 29 years of experience with the Company in various operations positions.

Dr. Theno has been Senior Vice President, Quality and Logistics since May 2001. He was Vice President, Technical Services (formerly Quality Assurance, Research and Development and Product Safety) from April 1994 to May 2001. Dr. Theno has 10 years of experience with the Company in various quality assurance and product safety positions.

Ms. Bachmann has been Vice President, Corporate Communications since November 1999. She was Division Vice President, Corporate Communications from December 1994 until November 1999.

Ms. Cline has been a Vice President of the Company since August 2000 and Chief Information Officer since May 2000. She was Division Vice President of Systems Development from August 1993 to May 2000. Ms. Cline has 25 years of experience with the Company in various management information systems positions.

Mr. Sachs has been Vice President, Treasurer since November 1999. He was Treasurer from January 1986 to November 1999. Mr. Sachs has 24 years of experience with the Company in various finance positions.

Mr. Alpert has been a director of the Company since August 1992. Mr. Alpert was a partner in the San Diego office of the law firm of Gibson, Dunn & Crutcher LLP for more than five years prior to his retirement in August 1992. He is currently Advisory Counsel to Gibson, Dunn & Crutcher LLP. Gibson, Dunn & Crutcher LLP provides legal services to us from time to time.

Mr. Brown has been a director of the Company since February 1997. He is currently a principal with Westgate Group, LLC. From April 1995 to September 1998, Mr. Brown was President and CEO of Protein Technologies International, Inc., the world’s leading supplier of soy-based proteins to the food and paper processing industries. He was Chairman and CEO of Continental Baking Company from October 1984 to July 1995 and President of Van Camp Seafood Company from August 1983 to October 1984. From July 1981 through July 1983, he served as Vice President of Marketing for Foodmaker Inc. Mr. Brown is a director of Cardinal Brands, Inc.

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

Ms. Gust will become a director of the Company effective January 1, 2003. She has been Chief Administrative Officer of The Gap, Inc. since March 2000 and an Executive Vice President since September 1998. Prior to her appointment to Executive Vice President, she served as Senior Vice President, Legal and Corporate Administration.

Dr. Hayes has been a director of the Company since September 1999. She has been the President of the University of San Diego since 1995. From 1989 to 1995, Dr. Hayes served as Executive Vice President and Provost of Saint Louis University. Previously, she spent 27 years at Loyola University of Chicago, where she served in various executive positions. Dr. Hayes is also a director of the Pulitzer Publishing Company, Con Agra, Independent Colleges of Southern California, The San Diego Foundation and Loyola University of Chicago.

Mr. Hutchison has been a director of the Company since May 1998. He served 24 years as Chief Executive Officer and Chairman of International Technology Corp., a large publicly traded environmental engineering firm, until his retirement in 1996. Mr. Hutchison is the Chairman of the Board of Research Design and the Huntington Hotel Corp. and serves as a director of Cadiz Inc., Senior Resource Corp. and the Olson Company.

Mr. Murphy has been director of the Company since September 2002. He has been President and CEO for Sharp HealthCare, San Diego’s largest integrated health system, since April 1996. Prior to his appointment to President and CEO, Mr. Murphy served as Senior Vice President of Business Development and Legal Affairs. His career at Sharp began in 1991 as Chief Financial Officer of Grossmont Hospital, before moving to Sharp’s system-wide role of Vice President of Financial Accounting and Reporting.

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

That portion of our definitive Proxy Statement appearing under the caption “Section 16(a) Beneficial Ownership Reporting Compliance” to be filed with the Commission pursuant to Regulation 14A within 120 days after September 29, 2002 and to be used in connection with our 2003 Annual Meeting of Stockholders is hereby incorporated by reference.

ITEM 11.    EXECUTIVE COMPENSATION

That portion of our definitive Proxy Statement appearing under the caption “Executive Compensation” to be filed with the Commission pursuant to Regulation 14A within 120 days after September 29, 2002 and to be used in connection with our 2003 Annual Meeting of Stockholders is hereby incorporated by reference.

ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

That portion of our definitive Proxy Statement appearing under the caption “Security Ownership of Certain Beneficial Owners and Management” to be filed with the Commission pursuant to Regulation 14A within 120 days after September 29, 2002 and to be used in connection with our 2003 Annual Meeting of Stockholders is hereby incorporated by reference.

ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

That portion of our definitive Proxy Statement appearing under the caption “Certain Transactions” to be filed with the Commission pursuant to Regulation 14A within 120 days after September 29, 2002 and to be used in connection with our 2003 Annual Meeting of Stockholders is hereby incorporated by reference.

ITEM 14.    CONTROLS AND PROCEDURES

(a) Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-14(c) promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), within 90 days of the filing date of this report. Based on their evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures are effective.

(b) There have been no significant changes, including corrective actions with regard to significant deficiencies or material weaknesses, in our internal controls or in other factors that could significantly affect these controls subsequent to the date of the evaluation referenced in paragraph (a) above.

PART IV

ITEM 15.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

ITEM 15(a)(1)  Financial Statements. See Index to Consolidated Financial Statements on page F-1 of this report.

ITEM 15(a)(2)  Financial Statement Schedules. Not applicable.

ITEM 15(a)(3)  Exhibits.

Number	Description
3.1	Restated Certificate of Incorporation, as amended(9)
3.2	Restated Bylaws(9)
4.1
Indenture for the 8 3/8% Senior Subordinated Notes due 2008(6)
(Instruments with respect to the registrant’s long-term debt not in excess of 10% of the total assets of the registrant and its subsidiaries on a consolidated basis have been omitted. The registrant agrees to furnish supplementally a copy of any such instrument to the Commission upon request.)

4.2	Shareholder Rights Agreement(3)
10.1.1	Revolving Credit Agreement dated as of April 1, 1998 by and between Foodmaker, Inc. and the Banks named therein(6)
10.1.2	First Amendment dated as of August 24, 1998 to the Revolving Credit Agreement dated as of April 1, 1998 by and between Foodmaker, Inc. and the Banks named therein(7)
10.1.3	Second Amendment dated as of February 27, 1999 to the Revolving Credit Agreement dated as of April 1, 1998 by and between Foodmaker, Inc. and the Banks named therein(8)
10.1.4	Third Amendment dated as of September 17, 1999 to the Revolving Credit Agreement dated as of April 1, 1998 by and between Foodmaker, Inc. and the Banks named therein(9)
10.1.5	Fourth Amendment dated as of December 6, 1999 to the Revolving Credit Agreement dated as of April 1, 1998 by and between Foodmaker, Inc. and the Banks named therein(10)
10.1.6	Fifth Amendment dated as of May 3, 2000 to the Revolving Credit Agreement dated as of April 1, 1998 by and between Jack in the Box Inc. and the Banks named therein(11)
10.1.7	Sixth Amendment dated as of November 17, 2000 to the Revolving Credit Agreement dated as of April 1, 1998 by and between Jack in the Box Inc. and the Banks named therein(12)
10.1.8	Seventh Amendment dated as of August 23, 2002 to the Revolving Credit Agreement dated as of April 1, 1998 by and between Jack in the Box Inc. and the Banks named therein
10.1.9	Eighth Amendment dated as of September 27, 2002 to the Revolving Credit Agreement dated as of April 1, 1998 by and between Jack in the Box Inc. and the Banks named therein
10.1.10	Waiver dated as of November 15, 2002 to the Revolving Credit Agreement dated as of April 1, 1998 by and between Jack in the Box Inc. and the Banks named therein
10.2	Purchase Agreements dated as of January 22, 1987 between Foodmaker, Inc. and FFCA/IIP 1985 Property Company and FFCA/IIP 1986 Property Company(1)
10.3	Land Purchase Agreements dated as of February 18, 1987 by and between Foodmaker, Inc. and FFCA/IPI 1984 Property Company and FFCA/IPI 1985 Property Company and Letter Agreement relating thereto(1)
10.4.1	Amended and Restated 1992 Employee Stock Incentive Plan(4)
10.4.2	Jack in the Box Inc. 2002 Stock Incentive Plan (15)
10.5	Capital Accumulation Plan for Executives (14)
10.5.1	First Amendment dated as of August 2, 2002 to the Capital Accumulation Plan for Executives
10.6	Supplemental Executive Retirement Plan (14)
10.6.1	First Amendment dated as of August 2, 2002 to the Supplemental Executive Retirement Plan
10.7	Performance Bonus Plan(13)
10.8	Deferred Compensation Plan for Non-Management Directors(2)
10.9	Amended and Restated Non-Employee Director Stock Option Plan(9)
10.10	Form of Compensation and Benefits Assurance Agreement for Executives(5)
10.11	Form of Indemnification Agreement between Jack in the Box Inc. and certain officers and directors
10.12	Consent Agreement
23.1	Consent of KPMG LLP
99.1	Certification of Chief Executive Officer
99.2	Certification of Chief Financial Officer

(1)	Previously filed and incorporated herein by reference from registrant’s Registration Statement on Form S-1 (No. 33-10763) filed February 24, 1987.

(2)	Previously filed and incorporated herein by reference from registrant’s Definitive Proxy Statement dated January 17, 1995 for the Annual Meeting of Stockholders on February 17, 1995.

(3)	Previously filed and incorporated by reference from registrant’s Current Report on Form 8-K dated July 26, 1996.

(4)	Previously filed and incorporated herein by reference from registrant’s Registration Statement on Form S-8 (No. 333-26781) filed May 9, 1997.

(5)	Previously filed and incorporated herein by reference from registrant’s Annual Report on Form 10-K for the fiscal year ended September 28, 1997.

(6)	Previously filed and incorporated herein by reference from registrant’s Quarterly Report on Form 10-Q for the quarter ended April 12, 1998.

(7)	Previously filed and incorporated herein by reference from registrant’s Annual Report on Form 10-K for the fiscal year ended September 27, 1998.

(8)	Previously filed and incorporated herein by reference from registrant’s Quarterly Report on Form 10-Q for the quarter ended April 11, 1999.

(9)	Previously filed and incorporated herein by reference from registrant’s Annual Report on Form 10-K for the fiscal year ended October 3, 1999.

(10)	Previously filed and incorporated herein by reference from registrant’s Quarterly Report on Form 10-Q for the quarter ended January 23, 2000.

(11)	Previously filed and incorporated herein by reference from registrant’s Quarterly Report on Form 10-Q for the quarter ended July 9, 2000.

(12)	Previously filed and incorporated herein by reference from registrant’s Quarterly Report on Form 10-Q for the quarter ended January 21, 2001.

(13)	Previously filed and incorporated herein by reference from registrant’s Definitive Proxy Statement dated January 19, 2001 for the Annual Meeting of Stockholders on February 23, 2001.

(14)	Previously filed and incorporated herein by reference from registrant’s Annual Report on Form 10-K for the fiscal year ended September 30, 2001.

(15)	Previously filed and incorporated herein by reference from the registrant’s Definitive Proxy Statement dated January 18, 2002 for the Annual Meeting of Stockholders’ on February 22, 2002.

ITEM 15(b)  The Company filed a report on Form 8-K dated August 12, 2002 with the Securities and Exchange Commission reporting the Statements Under Oath of its Principle Executive Officer and Principal Financial Officer Regarding Facts and Circumstances Relating to Exchange Act Filings.

ITEM 15(c)  All required exhibits are filed herein or incorporated by reference as described in Item 14(a)(3).

ITEM 15(d)  All supplemental schedules are omitted as inapplicable or because the required information is included in the Consolidated Financial Statements or notes thereto.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

JACK IN THE BOX INC.

By:	JOHN F. HOFFNER
John F. Hoffner Executive Vice President and Chief Financial Officer (Principal Financial Officer) (Duly Authorized Signatory) Date: December 12, 2002

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

ROBERT J. NUGENT Robert J. Nugent	Chairman of the Board and Chief Executive Officer (Principal Executive Officer)	December 12, 2002

KENNETH R. WILLIAMS Kenneth R. Williams	President, Chief Operating Officer and Director	December 12, 2002

JOHN F. HOFFNER John F. Hoffner	Executive Vice President and Chief Financial Officer (Principal Financial Officer)	December 12, 2002

MICHAEL E. ALPERT Michael E. Alpert	Director	December 12, 2002

JAY W. BROWN Jay W. Brown	Director	December 12, 2002

PAUL T. CARTER Paul T. Carter	Director	December 12, 2002

EDWARD W. GIBBONS Edward W. Gibbons	Director	December 12, 2002

ALICE B. HAYES Alice B. Hayes	Director	December 12, 2002

MURRAY H. HUTCHISON Murray H. Hutchison	Director	December 12, 2002

MICHAEL W. MURPHY Michael W. Murphy	Director	December 12, 2002

L. ROBERT PAYNE L. Robert Payne	Director	December 12, 2002

CERTIFICATION

I, Robert J. Nugent, certify that:

1.	I have reviewed this annual report on Form 10-K of Jack in the Box Inc.;

2.
Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.
Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.
The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a.
designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b.	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

c.	presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.
The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a.
all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b.	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.
The registrant’s other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

By:	ROBERT J. NUGENT
Robert J. Nugent
Chief Executive Officer and Chairman of the Board

Date: December 12, 2002

CERTIFICATION

I, John F. Hoffner, certify that:

1.	I have reviewed this annual report on Form 10-K of Jack in the Box Inc.;

2.
Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.
Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.
The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a.
designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b.	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

c.	presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.
The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a.
all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b.	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.
The registrant’s other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

By:	JOHN F. HOFFNER
John F. Hoffner
Executive Vice President and Chief Financial Officer

Date: December 12, 2002

INDEPENDENT AUDITORS’ REPORT

The Board of Directors
Jack in the Box Inc.:

We have audited the accompanying consolidated balance sheets of Jack in the Box Inc. and subsidiaries as of September 29, 2002 and September 30, 2001, and the related consolidated statements of earnings, cash flows and stockholders’ equity for the fifty-two weeks ended September 29, 2002, September 30, 2001, and October 1, 2000. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Jack in the Box Inc. and subsidiaries as of September 29, 2002 and September 30, 2001, and the results of their operations and their cash flows for the fifty-two weeks ended September 29, 2002, September 30, 2001, and October 1, 2000, in conformity with accounting principles generally accepted in the United States of America.

KPMG LLP

San Diego, California
November 4, 2002

JACK IN THE BOX INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
(Dollars in thousands, except per share data)

	September 29, 2002	September 30, 2001
ASSETS
Current assets:
Cash and cash equivalents	$5,620	$6,328
Accounts receivable, net	26,215	21,816
Inventories	29,613	28,993
Prepaid expenses and other current assets	38,471	19,268
Assets held for sale and leaseback	12,626	48,329

Total current assets	112,545	124,734

Property and equipment, at cost:
Land	105,298	95,435
Buildings	581,651	499,681
Restaurant and other equipment	486,183	453,376
Construction in progress	46,355	63,345

	1,219,487	1,111,837
Less accumulated depreciation and amortization	372,556	332,369

Property and equipment, net	846,931	779,468

Other assets, net	104,007	125,620

	$1,063,483	$1,029,822

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current maturities of long-term debt	$106,265	$2,255
Accounts payable	59,237	55,036
Accrued liabilities	167,914	169,628

Total current liabilities	333,416	226,919

Long-term debt, net of current maturities	143,364	279,719
Other long-term liabilities	96,727	91,439
Deferred income taxes	25,861	18,215
Stockholders’ equity:
Preferred stock	—	—
Common stock $.01 par value, 75,000,000 authorized, 42,936,810 and 42,418,742 issued, respectively	429	424
Capital in excess of par value	319,810	310,107
Retained earnings	227,064	144,018
Accumulated other comprehensive loss, net	(8,882)	—
Treasury stock, at cost, 4,378,774 and 3,170,574 shares, respectively	(74,306)	(41,019)

Total stockholders’ equity	464,115	413,530

	$1,063,483	$1,029,822

See accompanying notes to consolidated financial statements.

JACK IN THE BOX INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF EARNINGS
(In thousands, except per share data)

	Fiscal year
	2002	2001	2000
Revenues:
Restaurant sales	$1,822,902	$1,714,126	$1,529,328
Distribution and other sales	77,445	66,565	59,091
Franchise rents and royalties	45,936	43,825	41,432
Other	20,077	9,060	3,461

	1,966,360	1,833,576	1,633,312

Costs of revenues:
Restaurant costs of sales	555,232	528,070	473,373
Restaurant operating costs	931,686	864,271	750,736
Costs of distribution and other sales	75,341	64,490	57,543
Franchised restaurant costs	22,125	20,353	20,105

	1,584,384	1,477,184	1,301,757

Gross profit	381,976	356,392	331,555
Selling, general and administrative	233,426	201,579	182,961

Earnings from operations	148,550	154,813	148,594
Interest expense	22,914	24,453	25,830

Earnings before income taxes and cumulative effect of accounting change	125,636	130,360	122,764
Income taxes	42,590	46,300	22,500

Earnings before cumulative effect of accounting change	83,046	84,060	100,264
Cumulative effect of adopting SAB 101	—	(1,859)	—

Net earnings	$83,046	$82,201	$100,264

Net earnings per share – basic:
Earnings before cumulative effect of accounting change	$2.11	$2.17	$2.62
Cumulative effect of adopting SAB 101	—	(.05)	—

Net earnings per share	$2.11	$2.12	$2.62

Net earnings per share – diluted:
Earnings before cumulative effect of accounting change	$2.07	$2.11	$2.55
Cumulative effect of adopting SAB 101	—	(.05)	—

Net earnings per share	$2.07	$2.06	$2.55

Weighted-average shares outstanding:
Basic	39,322	38,791	38,267
Diluted	40,112	39,780	39,334

See accompanying notes to consolidated financial statements.

JACK IN THE BOX INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in thousands)

	Fiscal year
	2002	2001	2000
Cash flows from operating activities:
Net earnings	$83,046	$82,201	$100,264
Non-cash items included in operations:
Depreciation and amortization	70,270	64,195	56,766
Deferred finance cost amortization	2,070	2,075	1,664
Deferred income taxes	7,646	5,747	4,413
Cumulative effect of accounting change	—	1,859	—
Impairment charge	2,517	—	—
Tax benefit associated with additional pension liability	5,655	—	—
Tax benefit associated with exercise of stock options	3,466	7,531	2,589
Increase in receivables	(4,399)	(8,149)	(1,676)
Increase in inventories	(620)	(3,271)	(5,833)
Decrease (increase) in prepaid expenses and other current assets	(4,862)	61	(3,672)
Increase in accounts payable	4,201	1,954	8,902
Increase (decrease) in other liabilities	(10,004)	19,144	(18,768)

Cash flows provided by operating activities	158,986	173,347	144,649

Cash flows from investing activities:
Additions to property and equipment	(142,588)	(166,522)	(127,361)
Dispositions of property and equipment	8,401	8,642	5,938
Increase in trading area rights	(36)	(1,486)	(2,656)
Decrease (increase) in assets held for sale and leaseback	35,703	(14,474)	4,917
Other	(865)	(4,427)	(4,286)

Cash flows used in investing activities	(99,385)	(178,267)	(123,448)

Cash flows from financing activities:
Borrowings under revolving bank loans	385,140	503,500	386,000
Principal repayments under revolving bank loans	(416,140)	(504,500)	(406,000)
Proceeds from issuance of long-term debt	—	—	825
Principal payments on long-term debt, including current maturities	(2,264)	(2,034)	(1,777)
Repurchase of common stock	(33,287)	(759)	(5,797)
Proceeds from exercise of stock options	6,242	8,205	1,459

Cash flows provided by (used in) financing activities	(60,309)	4,412	(25,290)

Net decrease in cash and cash equivalents	$(708)	$(508)	$(4,089)

Supplemental disclosure of cash flow information:
Cash paid during the year for:
Interest, net of amounts capitalized	$21,670	$22,635	$24,392
Income tax payments	$40,672	$30,174	$41,110
Capital lease obligations incurred	$475	$—	$—

See accompanying notes to consolidated financial statements.

JACK IN THE BOX INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(Dollars in thousands)

	Common Stock		Capital in excess of par value	Retained earnings (accumulated deficit)	Accumulated other comprehen- sive loss	Treasury stock	Total
	Number of shares	Amount
Balance at October 3, 1999	41,105,434	$411	$290,336	$(38,447)	$—	$(34,463)	$217,837
Exercise of stock options	377,935	4	1,455	—	—	—	1,459
Tax benefit associated with exercise of stock options	—	—	2,589	—	—	—	2,589
Purchase of treasury stock	—	—	—	—	—	(5,797)	(5,797)
Net earnings	—	—	—	100,264	—	—	100,264

Balance at October 1, 2000	41,483,369	415	294,380	61,817	—	(40,260)	316,352
Exercise of stock options	935,373	9	8,196	—	—	—	8,205
Tax benefit associated with exercise of stock options	—		7,531	—	—	—	7,531
Purchase of treasury stock	—	—	—	—	—	(759)	(759)
Net earnings	—	—	—	82,201	—	—	82,201

Balance at September 30, 2001	42,418,742	424	310,107	144,018	—	(41,019)	413,530
Exercise of stock options	518,068	5	6,237	—	—	—	6,242
Tax benefit associated with exercise of stock options	—	—	3,466	—	—	—	3,466
Comprehensive income: Net earnings	—	—	—	83,046	—	—	83,046
Additional minimum pension liability, net	—	—	—	—	(8,882)	—	(8,882)

Total comprehensive income	—	—	—	83,046	(8,882)	—	74,164
Purchase of treasury stock	—	—	—	—	—	(33,287)	(33,287)

Balance at September 29, 2002	42,936,810	$429	$319,810	$227,064	$(8,882)	$(74,306)	$464,115

See accompanying notes to consolidated financial statements.

JACK IN THE BOX INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except per share data)

1.	ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of operations – Jack in the Box Inc. (the “Company”) operates and franchises JACK IN THE BOX quick-serve restaurants, principally in the western and southern United States.

Basis of presentation and fiscal year – The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All significant intercompany transactions are eliminated. Certain prior year amounts in the consolidated financial statements have been reclassified to conform with the 2002 presentation. Our fiscal year is 52 or 53 weeks, ending the Sunday closest to September 30. Fiscal years 2002, 2001 and 2000 include 52 weeks.

Financial instruments – The fair values of cash and cash equivalents, accounts receivable and accounts payable approximate the carrying amounts due to their short maturities. The fair values of each of our long-term debt instruments are based on quoted market values, where available, or on the amount of future cash flows associated with each instrument, discounted using our current borrowing rate for similar debt instruments of comparable maturity. The estimated fair values of our long-term debt at September 29, 2002 and September 30, 2001 approximate their carrying values.

From time-to-time, we use commodity derivatives to reduce the risk of price fluctuations related to raw material requirements for commodities such as beef and pork. We do not speculate using derivative instruments and purchase derivative instruments only for the purpose of risk management.

Effective October 2, 2000, we adopted Statement of Financial Accounting Standards (“SFAS”) 133, Accounting for Derivative Instruments and Hedging Activities, as amended by SFAS 137 and 138, which establishes accounting and reporting standards for derivative instruments and hedging activities. SFAS 133 requires that entities recognize all derivatives as either assets or liabilities on the balance sheet and measure those instruments at fair value. Accounting for changes in the fair value of a derivative depends on the intended use and resulting designation of the derivative. For derivatives designated as hedges, changes in the fair value are either offset against the change in fair value of the assets or liabilities through earnings or recognized in accumulated other comprehensive income on the balance sheet until the hedged item is recognized in earnings.

Upon the adoption of SFAS 133, we did not designate our derivative instruments as hedge transactions. The transition adjustment recorded upon the adoption of SFAS 133 was not material to our consolidated statement of earnings. The changes in the fair value of our commodity derivatives are included in restaurant costs of sales. Changes in the fair value of our interest rate swap, which expired in June 2001, are included in interest expense in the consolidated statement of earnings for the fiscal year ended September 30, 2001.

At September 29, 2002, we had no other material financial instruments subject to significant market exposure.

Cash and cash equivalents – We invest cash in excess of operating requirements only in short term, highly liquid investments with original maturities of three months or less, which are considered cash equivalents.

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

Property and equipment at cost – Expenditures for new facilities and equipment and those that substantially increase the useful lives of the property are capitalized. Facilities leased under capital leases are stated at the present value of minimum lease payments at the beginning of the lease term, not to exceed fair value. Maintenance repairs, and minor renewals are expensed as incurred. When properties are retired or otherwise disposed of, the related cost and accumulated depreciation are removed from the accounts, and gains or losses on the dispositions are reflected in results of operations.

Buildings, equipment and leasehold improvements are depreciated using the straight-line method based on the estimated useful lives of the assets or over the lease term for certain capital leases (buildings 15 to 33 years and equipment 3 to 30 years).

Other assets primarily include trading area rights, goodwill, lease acquisition costs, deferred franchise contract costs and deferred finance costs. Trading area rights represent the amount allocated under purchase accounting to reflect the value of operating existing restaurants within their specific trading area. These rights have been amortized on a straight-line basis over the period of control of the property, not exceeding 40 years, and are retired when a restaurant is franchised or sold. Goodwill, which represents the excess of purchase price over fair value of net assets acquired, has been amortized on a straight-line basis over 40 years. Beginning September 30, 2002, we will adopt the provisions of SFAS 142, Goodwill and Other Intangible Assets, and as a result, beginning with fiscal year 2003, our trading area rights will be reclassified as goodwill and goodwill totaling $66.6 million will no longer be amortized.

Lease acquisition costs represent the fair values of acquired lease contracts having contractual rents lower than fair market rents and are amortized over the remaining lease term. Deferred franchise contract costs which represent the acquired value of franchise contracts in existence at the time the Company was acquired in 1988 are amortized over the term of the franchise agreement, usually 20 years. Deferred finance costs are amortized using the interest method over the terms of the respective loan agreements, from 4 to 10 years.

Impairment of long-lived assets – We evaluate impairment on long-lived assets when indicators of impairment are present and recognize impairment when the undiscounted cash flows estimated to be generated by those assets are less than the assets’ carrying amount. We also account for long-lived assets that are held for disposal at lower of cost or fair value.

Lease exit charges – We charge lease exit costs to operations when management commits to close a restaurant. Lease exit costs, which are included in selling, general and administrative expenses, consist of future lease commitments, net of anticipated sublease rentals, and expected ancillary costs.

Self-insurance – We are self insured for a portion of our workers’ compensation, automotive, general liability and employee medical and dental claims. We utilize a paid loss plan for our workers’ compensation, automotive and general liability programs and have in place predetermined loss limits to limit our loss exposure per occurrence and in the aggregate. We establish our insurance liability and reserves using independent actuarial estimates of expected losses as the basis for determining reported claims and for estimating claims incurred but not reported.

JACK IN THE BOX INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except per share data)
(continued)

1.	ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Franchise operations – Franchise arrangements generally provide for initial franchise fees and continuing payments to us based on a percentage of sales. Among other things, the franchisee may be provided the use of land and building, generally for a period of 20 years, and is required to pay negotiated rent, property taxes, insurance and maintenance. Franchise fees are recorded as revenue when we have substantially performed all of our contractual obligations. Expenses associated with the issuance of the franchise are expensed as incurred. Franchise royalties are recorded in income on an accrual basis. Gains on the sale of restaurant businesses to franchisees are recorded as other revenue when the sales are consummated and certain other criteria are met.

In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin (“SAB”) 101, Revenue Recognition in Financial Statements. SAB 101 required a change in the recognition of franchise percentage rents, which are contingent upon certain annual sales levels, from an accrual basis to recognition in the period in which the contingency is met. We adopted SAB 101 in the fourth quarter of fiscal year 2001 and reported the cumulative effect of this change in our 2001 consolidated statement of earnings. Other than the recording of this one-time cumulative effect, the adoption of SAB 101 did not have a material effect on our annual results of operations.

Income taxes – Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases as well as tax loss and credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled.

Net earnings per share – Basic earnings per share is computed using the weighted-average number of shares outstanding during the period. Diluted earnings per share is computed using the additional dilutive effect of stock options.

Stock options – Stock options are accounted for under the intrinsic value based method, whereby compensation expense is recognized for the excess, if any, of the quoted market price of the Company stock at the date of grant over the option price. Our policy is to grant stock options at fair value at the date of grant. We have included pro forma information in Note 8, as required by SFAS 123, Accounting for Stock-Based Compensation.

Advertising costs – The Company maintains a marketing fund consisting of funds contributed by us equal to approximately 5% of sales at all Company-operated JACK IN THE BOX restaurants and contractual marketing fees paid monthly by franchisees. Production costs of commercials, programming and other marketing activities are expensed to the marketing fund when the advertising is first used, and the costs of advertising are charged to operations as incurred. Our contributions to the marketing fund and other marketing expenses, which are included in selling, general and administrative expenses in the accompanying consolidated statements of earnings, were $91,157, $86,539 and $77,799 in 2002, 2001 and 2000, respectively.

Segment reporting – An operating segment is defined as a component of an enterprise that engages in business activities from which it may earn revenues and incur expenses, and about which separate financial information is regularly evaluated by the chief operating decision maker in deciding how to allocate resources. Similar operating segments can be aggregated into a single operating segment if the businesses are similar. Jack in the Box Inc. operates its business in a single segment.

JACK IN THE BOX INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except per share data)
(continued)

1.	ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Estimations – In preparing the consolidated financial statements in conformity with accounting principles generally accepted in the United States of America, management is required to make certain assumptions and estimates that affect reported amounts of assets, liabilities, revenues, expenses and the disclosure of contingencies. In making these assumptions and estimates, management may from time to time seek advice from and consider information provided by actuaries and other experts in a particular area. Actual amounts could differ from these estimates.

2.	LONG-TERM DEBT

	2002	2001
The detail of long-term debt at each year end follows:
Bank loans, variable interest rate based on established market indicators that approximate the prime rate or less, 2.7% at September 29, 2002	$34,000	$65,000
Senior subordinated notes, 8 3/8% interest, net of discount of $116 and $137, respectively, reflecting an 8.4% effective interest rate due April 15, 2008, redeemable beginning April 15, 2003	124,884	124,863
Financing lease obligations, net of discounts of $223 and $646, respectively, reflecting a 10.3% effective interest rate, semi-annual payments of $3,413 and $747 to cover interest and sinking fund requirements	69,777	69,354
Secured notes, 11 1/2% interest, due in monthly installments through May 1, 2005	3,887	5,077
Capitalized lease obligations, 10.83% average interest rate	15,290	15,565
Other notes, principally unsecured, 10% average interest rate	1,791	2,115

	249,629	281,974
Less current portion	106,265	2,255

	$143,364	$279,719

On April 1, 1998, we entered into a revolving bank credit agreement, expiring in March 2003, which provides for a credit facility of up to $175 million, including letters of credit of up to $25 million. The credit agreement requires the payment of an annual commitment fee based on the unused credit line. At September 29, 2002, we had borrowings of $34 million and approximately $125 million of availability under the agreement.

We are subject to a number of customary covenants under our various credit agreements, including limitations on additional borrowings, capital expenditures, lease commitments and dividend payments, and requirements to maintain certain financial ratios, cash flows and net worth. As of September 29, 2002 we were in compliance with these covenants. In September 1999, the collateral securing the bank loans was released. Real and personal property previously held as collateral for the bank loans cannot be used to secure other indebtedness of the Company. In addition, certain of our real and personal property secure other indebtedness.

JACK IN THE BOX INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except per share data)
(continued)

2.	LONG-TERM DEBT (continued)

In January 1994, we entered into financing lease arrangements with two limited partnerships (the “Partnerships”), in which we sold interests in 76 restaurants for a specified period of time. The acquisition of the properties, including costs and expenses, was funded through the issuance of $70 million in 10.3% senior secured notes by a special purpose corporation acting as agent for the Partnerships. The transactions have been reflected as financings with the properties remaining in our consolidated financial statements. On August 29, 2002, pursuant to the terms of the financing lease arrangements, we made an Offer (the “Offer”) to reacquire, on January 2, 2003, the interests in the restaurants at a price which is sufficient, in conjunction with previous sinking fund deposits, to retire the senior secured notes. In connection with the Offer, we entered into an agreement with the Partnerships in which we agreed to pay a $1.3 million consent fee to accelerate retirement of this high interest rate debt.

Aggregate maturities and sinking fund requirements on all long-term debt are $90,354, $2,703, $2,352, $1,393 and $1,356 for the years 2003 through 2007, respectively. The 2003 amount is net of accumulated sinking fund payments of $16,134.

Interest capitalized during the construction period of restaurants was $1,696, $2,441 and $2,259 in 2002, 2001 and 2000, respectively.

3.	LEASES

As Lessee – We lease restaurants and other facilities under leases having terms expiring at various dates through 2054. The leases generally have renewal clauses of 5 to 20 years exercisable at our option and, in some instances, have provisions for contingent rentals based upon a percentage of defined revenues. Total rent expense for all operating leases was $160,046, $142,351 and $123,465, including contingent rentals of $7,292, $7,200 and $6,551 and sublease rentals of $15,113, $13,629 and $13,603, in 2002, 2001 and 2000, respectively.

Future minimum lease payments under capital and operating leases, including those in the closed restaurant reserve, are as follows:

Fiscal year	Capital leases	Operating leases
2003	$2,426	$148,875
2004	2,426	144,043
2005	2,409	131,767
2006	2,386	119,668
2007	2,356	109,514
Thereafter	16,138	812,973

Total minimum lease payments	28,141	$1,466,840

Less amount representing interest	(12,851)

Present value of obligations under capital leases	15,290
Less current portion	(820)

Long-term capital lease obligations	$14,470

JACK IN THE BOX INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except per share data)
(continued)

3.	LEASES(continued)

Total minimum lease payments have not been reduced for future minimum sublease rents of $188,177 expected to be recovered under our operating subleases. Building assets recorded under capital leases were $13,505 and $13,843, net of accumulated amortization of $7,881 and $7,089, as of September 29, 2002 and September 30, 2001, respectively.

As Lessor – We lease or sublease restaurants to certain franchisees and others under agreements that generally provide for the payment of percentage rentals in excess of stipulated minimum rentals, usually for a period of 20 years. Total rental revenue was $28,755, $27,213 and $25,900, including contingent rentals of $10,559, $11,091 and $10,642, in 2002, 2001 and 2000, respectively.

The minimum rents receivable expected to be received under these non-cancelable leases, excluding contingent rentals, are as follows:

Fiscal year	Direct financing lease	Operating leases
2003	$106	$21,386
2004	106	20,294
2005	106	19,080
2006	106	17,338
2007	106	15,797
Thereafter	1,503	115,232

Total minimum future rentals	2,033	$209,127

Less amount representing unearned income	1,889

Net investment (included in other assets)	$144

Land and building assets held for lease were $46,904 and $45,133, net of accumulated amortization of $26,882 and $22,787 as of September 29, 2002 and September 30, 2001, respectively.

4.	RESTAURANT CLOSING AND IMPAIRMENT CHARGES

In the fourth quarter of fiscal year 2002, management committed to closing eight under-performing restaurants during 2003. As a result of management’s plan to close these restaurants, in 2002, we recorded non-cash charges of $2.5 million for the impairment of the related long-lived assets and lease exit charges of $3.9 million. These charges have been included in selling, general and administrative expenses in the consolidated statement of earnings. As of September 29, 2002, our accrual for restaurant lease exit charges was $7.0 million.

JACK IN THE BOX INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except per share data)
(continued)

5.	INCOME TAXES

The fiscal year income taxes consist of the following:

	2002	2001	2000
Federal – current	$24,745	$34,658	$14,036
– deferred	11,249	5,419	3,535
State – current	4,545	4,695	4,051
– deferred	2,051	328	878

Subtotal	42,590	45,100	22,500
Income tax benefit related to cumulative effect of accounting change	—	1,200	—

Income taxes	$42,590	$46,300	$22,500

A reconciliation of the federal statutory income tax rate to our effective tax rate is as follows:

	2002	2001	2000
Computed at federal statutory rate	35.0%	35.0%	35.0%
State income taxes, net of federal tax benefit	3.6	2.5	2.6
Benefit of jobs tax credits	(1.1)	(1.2)	(1.0)
Adjustment of tax loss, contribution and tax credit carryforwards	—	1.7	—
Reduction to valuation allowance	—	(2.6)	(19.3)
Adjustment to estimated tax accruals	(4.4)	—	—
Other, net	.8	.1	1.0

	33.9%	35.5%	18.3%

The tax effects of temporary differences that give rise to significant portions of deferred tax assets and deferred tax liabilities at each year-end are presented below:

	2002	2001
Deferred tax assets:
Accrued pension and postretirement benefits	$19,229	$17,039
Accrued insurance	11,222	10,086
Accrued vacation pay expense	10,711	9,558
Deferred income	13,248	13,449
Other reserves and allowances	10,489	4,212
Other, net	7,812	7,824

Total gross deferred tax assets	72,711	62,168

Deferred tax liabilities:
Property and equipment, principally due to differences in depreciation	85,139	71,773
Intangible assets	13,433	8,610

Total gross deferred tax liabilities	98,572	80,383

Net deferred tax liabilities	$25,861	$18,215

JACK IN THE BOX INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except per share data)
(continued)

5.	INCOME TAXES (continued)

During fiscal year 2002, we finalized an examination by the U.S. Internal Revenue Service (“IRS”) for tax years 1997 to 1999. This exam included a review of the tax treatment of certain settlements that we entered into during these years. We recognized tax benefits of $5,544, primarily as a result of the resolution of these items, which reduced our fiscal year 2002 provision for income taxes.

During fiscal year 2000, we reached a final agreement with the IRS to settle a tax case related to the disposition in November 1995 of our interest in Family Restaurants, Inc. We recognized tax benefits of $22,900, primarily as a result of this settlement, which reduced our fiscal year 2000 provision for income taxes.

As of September 29, 2002, we have not recorded a valuation allowance because we believe it is more likely than not that the net deferred tax assets will be realized through future taxable income or alternative tax strategies.

From time to time, we may take positions for filing our tax returns, which may differ from the treatment of the same item for financial reporting purposes. The ultimate outcome of these items will not be known until such time as the IRS has completed its examination or until the statute of limitations has expired.

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

	Qualified plans		Non–qualified plan
	2002	2001	2002	2001
Change in benefit obligation:
Benefit obligation at beginning of year	$79,503	$66,839	$22,672	$17,877
Service cost	4,586	3,917	298	255
Interest cost	6,063	5,442	1,747	1,432
Actuarial (gain) loss	5,779	5,729	(672)	2,151
Benefits paid	(1,843)	(2,424)	(795)	(543)
Plan amendment	—	—	340	1,500

Benefit obligation at end of year	$94,088	$79,503	$23,590	$22,672

Change in plan assets:
Fair value of plan assets at beginning of year	$70,403	$68,550	$—	$—
Actual return on plan assets	(7,573)	(1,223)	—	—
Employer contributions	3,920	5,500	795	543
Benefits paid	(1,843)	(2,424)	(795)	(543)

Fair value of plan assets at end of year	$64,907	$70,403	$—	$—

Reconciliation of funded status:
Funded status	$(29,181)	$(9,100)	$(23,590)	$(22,672)
Unrecognized net loss	26,516	7,247	3,090	3,949
Unrecognized prior service cost	(31)	(67)	4,892	5,132
Unrecognized net transition asset	—	—	—	3
Additional contribution	15,195	—	—	—

Net amount recognized	$12,499	$(1,920)	$(15,608)	$(13,588)

Amounts recognized in the statement of financial position consist of:
Accrued benefit liability	$(15,155)	$(1,920)	$(22,578)	$(18,723)
Accumulated other comprehensive loss	12,459	—	2,078	—
Additional contribution	15,195	—	—	—
Intangible assets	—	—	4,892	5,135

Net amount recognized	$12,499	$(1,920)	$(15,608)	$(13,588)

A minimum pension liability adjustment is required when the accumulated benefit obligation exceeds the fair value of plan assets and accrued benefit liabilities at the measurement date. The downturn in the fixed income and equity markets has caused the market value of our pension plan assets to decline, and lower interest rates have caused our accumulated benefit obligation to increase. As a result, we were required to recognize additional minimum pension liabilities at September 29, 2002 and record total pre-tax charges of $14,537 to other comprehensive income in fiscal 2002. In the fourth quarter of fiscal year 2002, subsequent to the June 30 measurement date for qualified plans, we made a total contribution of $15,195 to return the qualified plans to a funded status. All defined benefit pension plan obligations, regardless of the funding status of the underlying plans, are fully supported by the financial strength of the Company.

JACK IN THE BOX INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except per share data)
(continued)

6.	RETIREMENT, SAVINGS AND BONUS PLANS (continued)

In determining the present values of benefit obligations, we assumed discount rates of 7.30% and 7.75% at the measurement dates of June 30, 2002 and 2001, respectively. The assumed rate of increase in compensation levels was 3.5% and 4.0%, respectively, for the qualified plans and 5% for the non-qualified plan in 2002 and 2001. The long-term rate of return on assets was 8.5% in both years. Assets of the qualified plans consist primarily of listed stocks and bonds.

The components of the fiscal year net defined benefit pension cost are as follows:

	Qualified plans			Non-qualified plan
	2002	2001	2000	2002	2001	2000
Service cost	$4,586	$3,917	$4,706	$298	$255	$245
Interest cost	6,063	5,442	4,991	1,747	1,432	1,305
Expected return on plan assets	(5,917)	(5,889)	(5,082)	—	—	—
Net amortization	(36)	(28)	162	770	508	587

Net periodic pension cost	$4,696	$3,442	$4,777	$2,815	$2,195	$2,137

We maintain a savings plan pursuant to Section 401(k) of the Internal Revenue Code, which allows administrative and clerical employees who have satisfied the service requirements and reached age 21, to defer from 2% to 12% of their pay on a pre-tax basis. We contribute an amount equal to 50% of the first 4% of compensation that is deferred by the participant. Our contributions under this plan were $1,838, $1,651 and $1,426 in 2002, 2001 and 2000, respectively. We also maintain an unfunded, non-qualified deferred compensation plan, which was created in 1990 for key executives and other members of management who are excluded from participation in the qualified savings plan. This plan allows participants to defer up to 15% of their salary, including bonuses, on a pre-tax basis. We match an amount equal to 100% of the first 3% contributed by the employee. Our contributions under the non-qualified deferred compensation plan were $617, $680 and $609 in 2002, 2001 and 2000, respectively. In each plan, a participant’s right to Company contributions vests at a rate of 25% per year of service.

We maintain a bonus plan that allows certain officers and management of the Company to earn annual bonuses based upon achievement of certain financial and performance goals approved by the Compensation Committee of our Board of Directors. Under this plan, $3,682, $1,297 and $4,654 was expensed in 2002, 2001 and 2000, respectively.

We maintain a deferred compensation plan for non-management directors. Under the plan’s equity option, those who are eligible to receive directors’ fees or retainers may choose to defer receipt of their compensation. The amounts deferred are converted into stock equivalents at the then-current market price of our common stock. We provide a deferment credit equal to 25% of the compensation initially deferred. Under this plan, a total of $(312), $234 and $(14) was (credited) expensed in 2002, 2001 and 2000, respectively, for both the deferment credit and the stock appreciation (depreciation) on the deferred compensation.

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

	2002	2001
Change in benefit obligation:
Benefit obligation at beginning of year	$7,729	$16,769
Service cost	278	247
Interest cost	595	537
Actuarial (gain) loss	722	(9,741)
Benefits paid	(225)	(83)

Benefit obligation at end of year	$9,099	$7,729

Change in plan assets:
Fair value of plan assets at beginning of year	$—	$—
Employer contributions	225	83
Benefits paid	(225)	(83)

Fair value of plan assets at end of year	$—	$—

Reconciliation of funded status:
Funded status	$(9,099)	$(7,729)
Unrecognized net gain	(9,957)	(11,792)

Net liability recognized	$(19,056)	$(19,521)

All of the net liability recognized in the reconciliation of funded status is included as an accrued benefit liability in the statements of financial position. In determining the above information, we assumed a discount rate of 7.30% and 7.75% at the measurement dates of June 30, 2002 and 2001, respectively.

The components of the fiscal year net periodic postretirement benefit cost are as follows:

	2002	2001	2000
Service cost	$278	$247	$586
Interest cost	595	537	1,233
Net amortization	(1,113)	(1,282)	(34)

Net periodic pension (income) cost	$(240)	$(498)	$1,785

For measurement purposes, an 8.5% annual rate of increase in the per capita cost of covered benefits (i.e., health care cost trend rate) was assumed for 2003. For plan participants under age 65, the rate was assumed to decrease .5% per year to 6.0% by the year 2008 and remain at that level thereafter. For plan participants age 65 years or older, an 8.5% annual health care cost trend rate was assumed for 2003. The rate was assumed to decrease .5% per year to 6.0% by the year 2008 and remain at that level thereafter. The health care cost trend rate assumption has a significant effect on the amounts reported. For example, increasing the assumed health care cost trend rates by one percentage point in each year would increase the accumulated postretirement benefit obligation as of September 29, 2002 by $1,956, or 21.5%, and the aggregate of the service and interest cost components of net periodic postretirement benefit cost for 2002 by $231, or 26.5%.

JACK IN THE BOX INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except per share data)
(continued)

8.	STOCK OPTIONS

We offer stock option plans to attract, retain and motivate key officers, non-employee directors and employees to work toward the future financial success of the Company. All of the Plans are administered by the Compensation Committee of the Board of Directors and have been approved by the stockholders of the Company.

In January 1992, we adopted the 1992 Employee Stock Incentive Plan (the “1992 Plan”) and, as part of a merger, assumed outstanding options to employees under our predecessor’s 1990 Stock Option Plan. Under the 1992 Plan, employees are eligible to receive stock options, restricted stock and other various stock-based awards. Subject to certain adjustments, up to a maximum of 3,775,000 shares of common stock may be sold or issued under the 1992 Plan. No awards shall be granted after January 3, 2002, although common stock may be issued thereafter pursuant to awards granted prior to such date.

In August 1993, we adopted the 1993 Stock Option Plan (the “1993 Plan”). Under the 1993 Plan, employees who do not receive stock options under the 1992 Plan are eligible to receive annually stock options with an aggregate exercise price equivalent to a percentage of their eligible earnings. Subject to certain adjustments, up to a maximum of 3,000,000 shares of common stock may be sold or issued under the 1993 Plan. No awards shall be granted after February 12, 2003, although common stock may be issued thereafter pursuant to awards granted prior to such date.

In February 1995, we adopted the Non-Employee Director Stock Option Plan (the “Director Plan”). Under the Director Plan, any eligible director of Jack in the Box Inc. who is not an employee of the Company or its subsidiaries is granted annually an option to purchase shares of common stock at fair market value. The actual number of shares that may be purchased under the option is based on the relationship of a portion of each director’s compensation to the fair market value of the common stock, but is limited to fewer than 10,000 shares annually. Subject to certain adjustments, up to a maximum of 650,000 shares of common stock may be sold or issued under the Director Plan. Unless sooner terminated, no awards shall be granted after February 17, 2005, although common stock may be issued thereafter pursuant to awards granted prior to such date.

In February 2002, we adopted the Jack in the Box Inc. 2002 Stock Incentive Plan (“the 2002 Plan), to continue the objectives of the 1992 Employee Stock Incentive Plan. Under the 2002 Plan, officers and other key employees are eligible to receive stock options and incentive stock awards. Subject to certain adjustments, up to a maximum of 1,900,000 shares of common stock may be sold or issued under the 2002 Plan.

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

JACK IN THE BOX INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except per share data)
(continued)

8.     STOCK OPTIONS (continued)

The following is a summary of stock option activity for the three fiscal years ended September 29, 2002:

	Shares	Option exercise price per share
		Range	Weighted- average
Balance at October 3, 1999	3,863,713	$.96 - 26.63	$12.78
Granted	699,574	23.25 - 23.88	23.25
Exercised	(377,935)	.96 - 19.06	3.92
Canceled	(128,922)	5.75 - 26.63	20.39

Balance at October 1, 2000	4,056,430	1.13 - 26.63	15.16
Granted	996,699	26.00 - 32.77	26.27
Exercised	(935,373)	1.13 - 26.63	8.51
Canceled	(119,655)	5.75 - 26.63	23.20

Balance at September 30, 2001	3,998,101	4.19 - 32.77	19.24
Granted	815,341	23.00 - 31.87	25.01
Exercised	(518,068)	22.52 - 34.09	29.56
Canceled	(114,442)	7.50 - 26.63	24.42

Balance at September 29, 2002	4,180,932	4.19 - 32.77	21.12

The following is a summary of stock options outstanding at September 29, 2002:

	Options outstanding			Options exercisable
Range of exercise prices	Number outstanding	Weighted-average remaining contractual life in years	Weighted- average exercise price	Number exercisable	Weighted- average exercise price
$ 4.19 - 19.06	1,419,193	4.70	$12.96	1,319,065	$12.50
23.00 - 25.00	1,415,797	8.68	24.24	383,899	23.65
26.00 - 26.63	1,300,942	8.22	26.22	517,857	26.33
31.87 - 32.77	45,000	9.17	32.67	8,000	32.77

$ 4.19 - 32.77	4,180,932	7.19	21.12	2,228,821	17.71

At September 29, 2002, September 30, 2001 and October 1, 2000, the number of options exercisable were 2,228,821, 2,158,151 and 2,514,773, respectively, and the weighted-average exercise prices of those options were $17.71, $14.81, and $10.90, respectively.

For purposes of the following pro forma disclosures required by SFAS 123, the fair value of each option granted has been estimated on the date of grant using the Black-Scholes option-pricing model. Valuation models require the input of highly subjective assumptions, including the expected volatility of the stock price. Therefore, in management’s opinion, the existing models do not provide a reliable single measure of the value of employee stock options. The following assumptions were used for grants: risk-free interest rates of 4.2%, 5.8% and 5.9% in 2002, 2001 and 2000, respectively; expected volatility of 40% in each year; and an expected life of six years in each year. We have not paid any cash dividends and do not anticipate paying dividends in the foreseeable future; therefore, the expected dividend yield is zero.

JACK IN THE BOX INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except per share data)
(continued)

8.	STOCK OPTIONS (continued)

The weighted-average fair value of options granted was $11.35 in 2002, $12.70 in 2001 and $11.26 in 2000. Had compensation expense been recognized for stock-based compensation plans in accordance with provisions of SFAS 123, the Company would have recorded net earnings of $78,596, or $2.00 per basic share and $1.96 per diluted share, in 2002; $77,739, or $2.00 per basic share and $1.95 per diluted share, in 2001; and $97,620, or $2.55 per basic share and $2.48 per diluted share, in 2000. For the pro forma disclosures, the estimated fair values of the options were amortized over their vesting periods of up to five years.

9.	STOCKHOLDERS’ EQUITY

We have 15,000,000 shares of preferred stock authorized for issuance at a par value of $.01 per share. No preferred shares have been issued.

On July 26, 1996, the Board of Directors declared a dividend of one preferred stock purchase right (a “Right”) for each outstanding share of our common stock, which Rights expire on July 26, 2006. Each Right entitles a stockholder to purchase for an exercise price of $40, subject to adjustment, one one-hundredth of a share of the Company’s Series A Junior Participating Cumulative Preferred Stock, or, under certain circumstances, shares of common stock of Jack in the Box Inc. or a successor company with a market value equal to two times the exercise price. The Rights would only become exercisable for all other persons when any person has acquired or commences to acquire a beneficial interest of at least 20% of the Company’s outstanding common stock. The Rights have no voting privileges and may be redeemed by the Board of Directors at a price of $.001 per Right at any time prior to or shortly after the acquisition of a beneficial ownership of 20% of the outstanding common shares. There are 383,486 shares of Series A Junior Participating Cumulative Preferred Stock reserved for issuance upon exercise of the Rights.

At September 29, 2002, we had 6,515,283 shares of common stock reserved for issuance upon the exercise of stock options.

JACK IN THE BOX INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except per share data)
(continued)

10.	AVERAGE SHARES OUTSTANDING

Net earnings per share for each fiscal year is based on the weighted-average number of common shares outstanding during the year, determined as follows:
	2002	2001	2000
Shares outstanding, beginning of fiscal year	39,248,168	38,348,595	38,276,460
Effect of common stock issued	273,782	470,040	200,074
Effect of common stock reacquired	(199,591)	(27,212)	(209,048)

Weighted-average shares outstanding – basic	39,322,359	38,791,423	38,267,486
Assumed additional shares issued upon exercise of stock options, net of shares reacquired at the average market price	789,791	988,644	1,066,579

Weighted-average shares outstanding – diluted	40,112,150	39,780,067	39,334,065

The diluted weighted-average shares outstanding computation excludes 468,050, 496,125 and 1,047,684 antidilutive stock options in 2002, 2001 and 2000, respectively.

11.	CONTINGENCIES AND LEGAL MATTERS

As previously reported, we have reached a settlement in an action filed in 1995 regarding alleged failure to comply with the Americans with Disabilities Act (“ADA”). The settlement, as amended, requires compliance with ADA Access Guidelines at Company-operated restaurants by October 2003. We are in the process of making modifications to improve accessibility at our restaurants. We currently expect to spend approximately $3.4 million in fiscal 2003 in connection with these modifications in addition to amounts previously invested. We expect to comply with our settlement obligations by the October 2003 settlement deadline.

On April 18, 2001, an action was filed by Robert Bellmore and Jeffrey Fairbairn, individually and on behalf of all others similarly situated, in the Superior Court of the State of California, San Diego County, seeking class action status in alleging violations of California wage and hour laws. The complaint alleged that salaried restaurant management personnel in California were improperly classified as exempt from California overtime laws, thereby depriving them of overtime pay. The complaint sought damages in an unspecified amount, penalties, injunctive relief, prejudgment interest, costs and attorneys’ fees. The Company settled the action in fiscal year 2002 for approximately $9.3 million without admission of liability. The settlement is subject to certain conditions and court approval.

We are also subject to normal and routine litigation. In the opinion of management, based in part on the advice of legal counsel, the ultimate liability from all other pending legal proceedings, asserted legal claims and known potential legal claims should not materially affect our operating results and liquidity.

The Company’s wholly-owned subsidiary, Foodmaker International Franchising Inc. (the “Subsidiary Guarantor”), guarantees, fully and unconditionally, our $125 million senior subordinated notes. The Subsidiary Guarantor has no significant operations or any significant assets or liabilities other than the guaranty of indebtedness of the Company, and therefore, no separate financial statements of the Subsidiary Guarantor are presented.

JACK IN THE BOX INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except per share data)
(continued)

12.    SUPPLEMENTAL FINANCIAL STATEMENT INFORMATION

	September 29, 2002	September 30, 2001
Accounts receivable:
Trade	$6,777	$7,163
Construction advances	1,942	8,426
Notes receivable	12,186	1,753
Other	5,620	5,055
Allowances for doubtful accounts	(310)	(581)

	$26,215	$21,816

Other assets:
Trading area rights, net of amortization of $41,077 and $37,330, respectively	$64,628	$68,825
Other, net of amortization of $44,999 and $46,065, respectively	39,379	56,795

	$104,007	$125,620

Accrued liabilities:
Payroll and related taxes	$55,204	$46,058
Sales and property taxes	19,280	17,970
Insurance	27,606	27,771
Advertising	13,339	13,228
Capital improvements	8,444	15,898
Income tax liabilities	390	13,181
Other	43,651	35,522

	$167,914	$169,628

JACK IN THE BOX INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except per share data)
(continued)

13.    QUARTERLY RESULTS OF OPERATIONS (Unaudited)

Fiscal Year 2002	16 weeks ended Jan. 20, 2002	12 weeks ended
		Apr. 14, 2002	July 7, 2002	Sept. 29, 2002
Revenues	$594,180	$447,630	$461,219	$463,331
Gross profit	115,187	83,634	92,362	90,793
Net earnings	26,674	18,186	24,202	13,984
Net earnings per share:
Basic	.68	.46	.61	.36
Diluted	.67	.45	.60	.35

Fiscal Year 2001	16 weeks ended Jan. 21, 2001	12 weeks ended
		Apr. 15, 2001	July 8, 2001	Sept. 30, 2001
Revenues	$543,223	$413,219	$434,633	$442,501
Gross profit	109,960	77,367	84,723	84,342
Net earnings before cumulative effect of accounting change	25,580	16,771	21,034	20,675
Net earnings	23,721	16,771	21,034	20,675
Net earnings per share before cumulative effect of accounting change:
Basic	.67	.43	.54	.53
Diluted	.65	.42	.53	.52
Net earnings per share:
Basic	.62	.43	.54	.53
Diluted	.60	.42	.53	.52