Form 10-Q
period 2003-01-19
JACK IN THE BOX INC /NEW/
filed 2003-03-04
CIK 807882

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-Q


                   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                       OF THE SECURITIES EXCHANGE ACT OF 1934


                    For the quarterly period ended January 19, 2003
                                                   ----------------

                           Commission file no. 1-9390


                               JACK IN THE BOX INC.
                (Exact name of registrant as specified in its charter)




               DELAWARE                               95-2698708
---------------------------------------- --------------------------------------
        (State of Incorporation)          (I.R.S. Employer Identification No.)



   9330 BALBOA AVENUE, SAN DIEGO, CA                    92123
---------------------------------------- ---------------------------------------
(Address of principal executive offices)              (Zip Code)


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

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

                                                           Yes   X   No
                                                               -----   -----

Number of shares of common stock, $.01 par value, outstanding as of the close of business February 27, 2003 - 36,527,653.

                       JACK IN THE BOX INC. AND SUBSIDIARIES

                                      INDEX


                                                                           Page
Part I.  Financial Information

         Item 1.  Consolidated Financial Statements:

                  Consolidated Balance Sheets...............................   3

                  Unaudited Consolidated Statements of Earnings.............   4

                  Unaudited Consolidated Statements of Cash Flows...........   5

                  Notes to Unaudited Consolidated Financial Statements.......  6

         Item 2.  Management's Discussion and Analysis of Financial
                     Condition and Results of Operations..................... 10

         Item 3.  Quantitative and Qualitative Disclosures About Market Risk. 14

         Item 4.  Controls and Procedures ................................... 14

Part II. Other Information

         Item 4.  Submission of Matters to a Vote of Security Holders........ 15

         Item 6.  Exhibits and Reports on Form 8-K........................... 16

         Signature........................................................... 18

         Certifications...................................................... 19

PART I.       FINANCIAL INFORMATION

Item 1.       Consolidated Financial Statements

                       JACK IN THE BOX INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                                 (In thousands)

                                                January 19,       September 29,
                                                   2003                2002
-------------------------------------------- ------------------ ---------------
                                                (Unaudited)
                                     ASSETS
Current assets:
   Cash and cash equivalents..................  $     16,884       $      5,620
   Accounts receivable, net...................        20,426             26,176
   Inventories................................        32,107             29,975
   Prepaid expenses and other current assets..        11,816             38,108
   Assets held for sale and leaseback.........        17,302             12,626
                                                ------------       ------------
     Total current assets.....................        98,535            112,505
                                                ------------       ------------

Property and equipment, at cost...............     1,221,487          1,219,487
   Accumulated depreciation and amortization..       391,566            372,556
                                                ------------      -------------
     Property and equipment, net..............       829,921            846,931
                                                ------------      -------------

Trading area rights, net......................             -             64,628

Goodwill......................................        66,616              1,988

Other assets, net.............................        43,027             37,392
                                                ------------      -------------

     TOTAL....................................  $  1,038,099       $  1,063,444
                                                ============       ============

                      LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
   Current maturities of long-term debt.......  $      2,394       $    106,265
   Accounts payable...........................        42,638             59,212
   Accrued expenses...........................       163,871            167,900
                                                ------------       ------------
     Total current liabilities................       208,903            333,377
                                                ------------       ------------

Deferred income taxes.........................        28,283             25,861

Long-term debt, net of current maturities.....       249,726            143,364

Other long-term liabilities...................       101,910             96,727

Stockholders' equity:
   Common stock...............................           432                429
   Capital in excess of par value.............       324,476            319,810
   Retained earnings..........................       248,224            227,064
   Accumulated other comprehensive loss, net..        (8,882)            (8,882)
   Unearned compensation......................        (4,442)                 -
   Treasury stock.............................      (110,531)           (74,306)
                                                ------------       ------------
     Total stockholders' equity...............       449,277            464,115
                                                ------------       ------------

     TOTAL....................................  $  1,038,099       $  1,063,444
                                                ============       ============


          See accompanying notes to consolidated financial statements.

                      JACK IN THE BOX INC. AND SUBSIDIARIES
                  UNAUDITED CONSOLIDATED STATEMENTS OF EARNINGS
                      (In thousands, except per share data)

                                                     Sixteen Weeks Ended
                                             -----------------------------------
                                                 January 19,       January 20,
                                                    2003              2002
-------------------------------------------- ------------------- ---------------


Revenues:
   Restaurant sales......................       $   559,431        $   552,548
   Distribution and other sales..........            28,142             21,152
   Franchise rents and royalties.........            17,500             16,639
  Other..................................             8,261              3,841
                                                -----------        -----------
                                                    613,334            594,180
                                                -----------        -----------
 Costs of revenues:
   Restaurant costs of sales.............           171,270            170,118
   Restaurant operating costs............           294,028            281,549
   Costs of distribution and other sales.            27,492             20,685
   Franchised restaurant costs...........             7,440              6,641
                                                -----------        -----------
                                                    500,230            478,993
                                                -----------        -----------

 Gross profit............................           113,104            115,187
 Selling, general and administrative.....            70,717             65,876
                                                -----------        -----------
 Earnings from operations................            42,387             49,311
 Interest expense........................             8,258              7,305
                                                -----------        -----------

Earnings before income taxes.............            34,129             42,006

Income taxes.............................            12,969             15,332
                                                -----------        -----------

Net earnings.............................       $    21,160        $    26,674
                                                ===========        ===========

Earnings per share:
   Basic.................................       $       .57        $       .68
   Diluted...............................       $       .56        $       .67

Weighted-average shares outstanding:
   Basic.................................            37,216             39,271
   Diluted...............................            37,651             39,995






         See accompanying notes to consolidated financial statements.

                      JACK IN THE BOX INC. AND SUBSIDIARIES
                 UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS
                               (In thousands)


                                                       Sixteen Weeks Ended
                                            ------------------------------------
                                                  January 19,        January 20,
                                                    2003              2002
------------------------------------------- ----------------- ------------------

Cash flows from operating activities:
    Net earnings.............................      $ 21,160           $ 26,674
    Non-cash items included in operations:
       Depreciation and amortization.........        21,182             21,107
       Amortization of unearned compensation.           117                  -
       Deferred finance cost amortization....           915                514
       Deferred income taxes.................         2,422              3,040
    Gains on the conversion of
      Company-operated restaurants...........        (7,270)            (3,029)
    Decrease in receivables..................         4,488              7,504
    Increase in inventories..................        (2,132)            (1,563)
    Decrease in prepaid expenses and other
      current assets.........................        10,003              7,026
    Decrease in accounts payable.............       (15,671)            (5,390)
    Increase (decrease) in other liabilities.         3,453            (20,222)
                                                   --------           --------
       Cash flows provided by
         operating activities................        38,667             35,661
                                                   --------           --------

Cash flows from investing activities:
    Additions to property and equipment......       (22,371)           (30,017)
    Dispositions of property and equipment...        15,300              1,414
    Proceeds from the conversion of
      Company-operated restaurants...........           849              3,766
    Decrease (increase) in assets held for
      sale and leaseback.....................        (4,676)             1,220
    Collections on notes receivable..........         4,302              1,666
    Other....................................        (1,584)            (1,389)
                                                   --------           --------
       Cash flows used in investing
         activities..........................        (8,180)           (23,340)
                                                   --------           --------

Cash flows from financing activities:
    Borrowings under revolving bank loans....       361,500            125,500
    Principal repayments under revolving
      bank loans.............................      (288,500)          (138,500)
    Principal payments on long-term debt,
      including current maturities...........       (54,905)              (647)
    Debt issuance and debt repayment costs...        (1,203)                 -
    Repurchase of common stock...............       (36,225)                 -
    Proceeds from issuance of common stock...           110                514
                                                   --------           --------
       Cash flows used in financing
         activities..........................       (19,223)           (13,133)
                                                   --------           --------

Net increase (decrease) in cash and
  cash equivalents...........................      $ 11,264           $   (812)
                                                   ========           ========



         See accompanying notes to consolidated financial statements.

                     JACK IN THE BOX INC. AND SUBSIDIARIES
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                 (Dollars in thousands, except per share data)


1.   GENERAL

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

     Certain financial statement reclassifications have been made in the prior year to conform to the current year presentation. These financial statements should be read in conjunction with the notes to the fiscal year 2002 consolidated financial statements contained in our Annual Report on Form 10-K filed with the SEC.

2.   ACCOUNTING CHANGES

     In the first quarter of fiscal year 2003, we adopted Statement of Financial Accounting Standards ("SFAS") 142, Goodwill and Other Intangible Assets, which establishes accounting and reporting standards for goodwill and separable intangible assets. For more information regarding the adoption of this Statement, refer to Note 3, Intangible Assets.

     In the first quarter of fiscal year 2003, we adopted the provisions of SFAS 143, Accounting for Asset Retirement Obligations, which addresses accounting and reporting standards for legal obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. The adoption did not have a material impact on our results of operations or financial position.

     In the first quarter of fiscal year 2003, we adopted the provisions of SFAS 144, Accounting for the Impairment or Disposal of Long-Lived Assets. This Statement retains the fundamental provisions of SFAS 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of, but addresses its significant implementation issues. The adoption did not have a material impact on our results of operations or financial position.

     In the first quarter of fiscal year 2003, we adopted the provisions of SFAS 145, Rescission of FASB Statements 4, 44, and 64, Amendment of FASB Statement 13, and Technical Corrections. SFAS 145 addresses inconsistencies in accounting for sale-leaseback transactions and amends other existing authoritative pronouncements to make various technical corrections, clarify meanings, or describe their applicability under changed conditions. The adoption did not have a material impact on our results of operations or financial position.

     In the first quarter of fiscal year 2003, we adopted the provisions of SFAS 146, Accounting for Costs Associated with Exit or Disposal Activities. This Statement requires that costs associated with exit or disposal activities be recognized when they are incurred rather than at the date of a commitment to an exit or disposal plan. The adoption impacts exit liabilities recorded by the Company subsequent to December 31, 2002.

     In the first quarter of fiscal year 2003, we adopted the interim disclosure requirements of Financial Accounting Standards Board ("FASB") Interpretation 45, Guarantors Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others, which provides guidance on the recognition and disclosures to be made by a guarantor in its interim and annual financial statements about its obligations under certain guarantees. Effective December 31, 2002, we adopted the initial recognition and measurement provisions of this Interpretation. The adoption did not have a material impact on our results of operations or financial position.

                     JACK IN THE BOX INC. AND SUBSIDIARIES
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                 (Dollars in thousands, except per share data)


3.   INTANGIBLE ASSETS

     SFAS 141, Business Combinations, requires that all business combinations be accounted for using the purchase method of accounting and specifies the criteria to use in determining whether intangible assets identified in purchase accounting must be recorded separately from goodwill. We determined that our trading area rights, which represent the amounts allocated under purchase accounting to reflect the value of operating existing restaurants within each specific trading area, do not meet the separability criteria of SFAS 141. Therefore, effective September 30, 2002, our trading area rights have been reclassified to goodwill.

     Under SFAS 142, goodwill and intangible assets with indefinite lives are no longer amortized but are tested at least annually for impairment. Separable intangible assets with definite lives will continue to be amortized over their estimated useful lives. In accordance with the provisions of SFAS 142, we ceased amortizing goodwill effective September 30, 2002. We also performed the transitional impairment test for goodwill in the quarter, which indicated there was no impairment upon our adoption of SFAS 142.

     Amortized and unamortized intangible assets consist of the following as of January 19, 2003:

                                       Gross
                                      Carrying      Accumulated    Net Carrying
                                       Amount       Amortization      Amount
     ------------------------------ ------------- --------------- --------------

     Amortized intangible assets....  $ 52,345        $ 39,228         $ 13,117
                                                                       ========

     Unamortized intangible assets:
       Goodwill.................................................       $ 66,616
                                                                       ========

     The change in the carrying amount of goodwill during the quarter ended January 19, 2003 was as follows:

        Balance at September 29, 2002...........................       $  1,988
        Reclassification of trading area rights ................         64,628
                                                                       --------
        Balance at January 19, 2003.............................       $ 66,616
                                                                       ========

     Had the provisions of SFAS 142 been adopted prior to September 30, 2002, the Company would have reported net earnings and basic and diluted per share amounts as follows:
                                                       Sixteen Weeks Ended
                                                  -----------------------------
                                                   January 19,      January 20,
                                                       2003             2002
     --------------------------------------------------------- ----------------

          Net earnings, as reported...........       $  21,160        $  26,674
          Goodwill and trading area rights
            amortization, net of taxes........               -              845
                                                     ---------        ---------
          Net earnings, adjusted .............       $  21,160        $  27,519
                                                     =========        =========

          Net earnings per share - basic:
          Net earnings, as reported...........       $     .57        $     .68
          Goodwill and trading area rights
            amortization, net of taxes........               -              .02
                                                     ---------        ---------
          Net earnings, adjusted .............       $     .57        $     .70
                                                     =========        =========

          Net earnings per share - diluted:
          Net earnings, as reported...........       $     .56        $     .67
          Goodwill and trading area rights
            amortization, net of taxes........               -              .02
                                                     ---------        ---------
          Net earnings, adjusted .............       $     .56        $     .69
                                                     =========        =========

                      JACK IN THE BOX INC. AND SUBSIDIARIES
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                  (Dollars in thousands, except per share data)



3.   INTANGIBLE ASSSETS (continued)

     Total intangibles amortization expense was $.7 million for the quarter ended January 19, 2003 and the estimated intangibles amortization expense for each fiscal year through fiscal year 2007 is $2.2 million. The estimated intangibles amortization expense does not take into consideration any intangible assets that may result from the Company's acquisition of Qdoba Restaurant Corporation as described in Note 8, Subsequent Events.

4.   DEBT EXTINGUISHMENT

     In January 1994, we entered into financing lease arrangements with two limited partnerships (the "Partnerships"), in which we sold interests in 76 restaurants for a specified period of time. The acquisition of the properties, including costs and expenses, was funded through the issuance of $70 million in 10.3% senior secured notes by a special purpose corporation acting as agent for the Partnerships. On August 29, 2002, we entered into an agreement to repurchase the interests in the restaurant properties that had been encumbered by the financing lease obligations for a consent fee of $1.3 million. On January 2, 2003 we used borrowings under our credit facility and previous sinking fund payments to reacquire the interests in the restaurant properties and retire the high interest rate bearing financing lease obligations.

5.   INCOME TAXES

     The income tax provisions in the quarter reflect the projected annual tax rates for 2003 and 2002 of 38.0% and 36.5% of pretax earnings, respectively. The fiscal 2002 income tax provision was subsequently adjusted to the effective annual rate of 33.9% of pretax earnings. The favorable income tax rate in 2002 resulted from our ability to realize previously unrecognized tax benefits. The final 2003 annual tax rate cannot be determined until the end of the fiscal year; therefore, the actual rate could differ from our current estimates.

6.   STOCKHOLDERS' EQUITY

     As part of the Company's long term incentive program, the Company awarded 217,600 shares of restricted stock to certain executives during the quarter ended January 19, 2003. These restricted stock awards have been recognized as unearned compensation in Stockholders' Equity based upon the fair value of the Company's common stock on the award date. Unearned compensation is amortized to compensation expense over the estimated vesting period.

     Pursuant to our stock repurchase program, as authorized by our Board of Directors, the Company repurchased 1,700,400 shares of our common stock for approximately $36.2 million during the quarter ended January 19, 2003. At the end of the quarter we had approximately $13.9 million of repurchase availability remaining.

7.   AVERAGE SHARES OUTSTANDING

     Net earnings per share for each quarter is based on the weighted-average number of shares outstanding during the quarter, determined as follows:

                                                      Sixteen Weeks Ended
                                               --------------------------------
                                                   January 19,     January 20,
                                                     2003            2002
     ----------------------------------------- --------------- ----------------

     Shares outstanding, beginning of period ..     38,558,036      39,248,168
          Effect of common stock issued........          4,289          23,254
          Effect of common stock reacquired....     (1,346,647)              -
                                                   -----------     -----------
          Weighted-average shares outstanding -
            basic..............................     37,215,678      39,271,422
          Assumed additional shares issued upon
            exercise of stock options, net of
            shares reacquired at the average
            market price.......................        294,991         723,704
         Effect of restricted stock issued.....        139,886               -
                                                   -----------     -----------
         Weighted-average shares outstanding -
           diluted.............................     37,650,555      39,995,126
                                                   ===========     ===========

                     JACK IN THE BOX INC. AND SUBSIDIARIES
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                 (Dollars in thousands, except per share data)



7.   AVERAGE SHARES OUTSTANDING (continued)

     Diluted weighted-average shares outstanding exclude options to purchase 3,271,253 and 1,427,411 shares of common stock in 2003 and 2002, respectively, because their exercise prices exceeded the average market price of common stock for the period.

8.   CONTINGENCIES AND LEGAL MATTERS

     On April 18, 2001, an action was filed by Robert Bellmore and Jeffrey Fairbairn, individually and on behalf of all others similarly situated, in the Superior Court of the State of California, San Diego County, seeking class action status in alleging violations of California wage and hour laws. The Company settled the action in fiscal year 2002 for approximately $9.3 million without admission of liability and the court approved the settlement on February 10, 2003.

     The Company is also subject to normal and routine litigation. In the opinion of management, based in part on the advice of legal counsel, the ultimate liability from all other pending legal proceedings, asserted legal claims and known potential legal claims should not materially affect our operating results and liquidity.

9.   SUBSEQUENT EVENTS

     Acquisition. On January 21, 2003 we acquired Qdoba Restaurant Corporation ("Qdoba"), operator and franchiser of Qdoba Mexican Grill(R) for $45 million in cash. The purchase was financed by our revolving credit facility. Qdoba operates in the fast-casual segment of the restaurant industry and, as of the acquisition date, operated or franchised 85 restaurants in 16 states. This acquisition is consistent with the Company's long-term strategy to grow from a regional quick-service restaurant chain to a national restaurant company.

     New Financing. On January 22, 2003, we secured a new senior credit facility which provides borrowings in the aggregate amount of $350 million and is comprised of: (i) a $200 million revolving credit facility maturing on January 22, 2006 and (ii) a $150 million term loan maturing on July 22, 2007. This new credit facility replaces our prior $175 million credit facility, which was due to expire March 31, 2003.

Item 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
             CONDITION AND RESULTS OF OPERATIONS

                      JACK IN THE BOX INC. AND SUBSIDIARIES

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS


RESULTS OF OPERATIONS
---------------------
         All comparisons under this heading between 2003 and 2002 refer to the 16-week periods ended January 19, 2003 and January 20, 2002, respectively, unless otherwise indicated.

         Company-operated restaurant sales increased $6.9 million, or 1.2%, to $559.4 million in 2003 from $552.5 million in 2002, reflecting an increase in the number of Company-operated restaurants offset in part by a decline in per store average sales. The number of Company-operated restaurants increased 3.6% to 1,515 at the end of the quarter from 1,462 restaurants a year ago. Sales at Company-operated restaurants open more than one fiscal year declined 2.6% in 2003 compared with 2002 due primarily to continued economic weakness in certain key markets and aggressive price discounting by competitors, offset in part by modest price increases.

         Distribution and other sales, representing distribution sales to franchisees and sales from our fuel and convenience stores ("QUICK STUFF(R)"), increased $7.0 million to $28.1 million in 2003 from $21.2 million in 2002. Other sales from our QUICK STUFF locations increased $5.5 million primarily due to an increase in the number of QUICK STUFF locations to twelve at the end of the quarter from ten a year ago. Distribution sales grew $1.5 million in 2003 compared with 2002, due to an increase in the number of franchised restaurants using our distribution services.

         Franchise rents and royalties increased $.9 million to $17.5 million in 2003 from $16.6 million in 2002, primarily reflecting an increase in the number of franchised restaurants to 365 at the end of the quarter from 335 a year ago. As a percentage of franchise restaurant sales, franchise rents and royalties declined slightly to 13.0% in 2003 from 13.1% in 2002 primarily due to a decline in sales at franchise-operated restaurants.

         Other revenues, principally gains and fees from the conversion of Company-operated restaurants, as well as interest income from notes receivable and investments, increased to $8.3 million in 2003 from $3.8 million in 2002, primarily due to our continued strategy of selectively converting Company-operated restaurants to franchises. Franchise gains and fees increased $4.5 million to $7.7 million in 2003 from $3.2 million in 2002 due to an increase in the number of restaurants converted to nine in the quarter compared with three a year ago.

         Restaurant costs of sales and operating costs increased with sales growth and the addition of Company-operated restaurants. Restaurant costs of sales, which include food and packaging costs, increased to $171.3 million in 2003 from $170.1 million in 2002. Restaurant costs of sales improved to 30.6% of restaurant sales in 2003 from 30.8% in 2002, primarily due to the favorable impact of lower food ingredient costs, certain margin improvement initiatives and modest selling price increases in 2003.

         Restaurant operating costs grew to $294.0 million, or 52.6% of restaurant sales, in 2003 from $281.5 million, or 51.0% in 2002. The percentage increase in 2003 reflects higher occupancy costs on newer stores whose sales have not yet matured, increased costs related to our new point of sale system, higher insurance expenses and reduced leverage on fixed costs due to a decline in average sales at Company-operated restaurants.

         Costs of distribution and other sales increased to $27.5 million, or 97.7% of the related sales, in 2003 from $20.7 million, or 97.8% in 2002, primarily reflecting an increase in the related sales.

         Franchise restaurant costs, which consist principally of rents and depreciation on properties leased to franchisees and other miscellaneous costs, increased to $7.4 million in 2003 from $6.6 million in 2002, primarily reflecting an increase in the number of franchised restaurants. As a percentage of franchise restaurant sales, franchise restaurant costs increased to 5.5% in 2003 from 5.2% in 2002, as increases in fixed costs, primarily rents, exceeded the overall sales growth at franchise-operated restaurants.

         Selling, general and administrative expenses increased to $70.7 million, or 11.5% of revenues, in 2003 from $65.9 million, or 11.1% of revenues, in 2002, primarily due to higher pension costs and the reduced leverage from softer sales, which were offset in part by higher other revenues. Pension costs have increased due to declines in interest rates and in the return on plan assets.

         Interest expense increased to $8.3 million in 2003 from $7.3 million in 2002, primarily due to costs associated with the early retirement of our high interest rate financing lease obligations. Increases in total average debt outstanding were offset by lower average interest rates during the quarter.

         The income tax provisions in the quarter reflect the projected annual tax rates for 2003 and 2002 of 38.0% and 36.5% of pretax earnings, respectively. The fiscal 2002 income tax provision was subsequently adjusted to the effective annual rate of 33.9% of pretax earnings. The favorable income tax rate in 2002 resulted from our ability to realize previously unrecognized tax benefits. The final 2003 annual tax rate cannot be determined until the end of the fiscal year; therefore, the actual rate could differ from our current estimates.

         Net earnings decreased to $21.2 million, or $.56 per diluted share, in 2003 from $26.7 million, or $.67 per diluted share, in 2002.

LIQUIDITY AND CAPITAL RESOURCES
-------------------------------
         General. Cash and cash equivalents increased $11.3 million to $16.9 million at January 19, 2003 from $5.6 million at the beginning of the fiscal year. The higher cash balance at January 19, 2003 resulted from the receipt of proceeds related to the closing of several sale and leaseback transactions at the end of the quarter. These proceeds were used to repay borrowings under our credit facility immediately following the end of the quarter. We expect to maintain low levels of cash and cash equivalents, reinvesting available cash flows from operations to develop new or enhance existing restaurants, and to reduce borrowings under the revolving credit facility.

         Our working capital deficit decreased $110.5 million to $110.4 million at January 19, 2003 from $220.9 million at September 29, 2002, primarily due to the reclassification of our revolving credit facility to long-term debt and the repayment of our financing lease obligations in January 2003. The Company and the restaurant industry in general maintain relatively low levels of accounts receivable and inventories and vendors grant trade credit for purchases such as food and supplies. We also continually invest in our business through the addition of new units and refurbishment of existing units, which are reflected as long-term assets and not as part of working capital. At the end of the quarter, our current ratio increased to .5 to 1 compared with .3 to 1 at the beginning of the year, primarily due to the revolving credit facility reclassification and financing lease obligations repayment discussed above.

         At January 19, 2003, we had borrowings of $107 million and letters of credit outstanding of $19.7 million under our revolving credit facility. On January 22, 2003, we replaced our existing credit facility, due to expire March 31, 2003, with borrowings under a new senior credit facility.

         Our new credit facility provides borrowings in the aggregate amount of $350 million and is comprised of: (i) a $200 million revolving credit facility maturing on January 22, 2006 with an initial rate of London Interbank Offered Rate ("LIBOR") plus 2.25% and (ii) a $150 million term loan maturing on July 22, 2007 with an initial rate of LIBOR plus 3.25%. This new credit facility requires the payment of an annual commitment fee based on the unused portion of the credit facility. The annual commitment rate and the credit facility's interest rates are based on a financial leverage ratio, as defined in the credit agreement. To secure our respective obligations under the new credit facility, the Company and certain of its subsidiaries granted liens in substantially all of their personal property assets. Under certain circumstances, the Company and each of its certain subsidiaries will be required to grant liens in certain real property assets to secure their respective obligations under the new credit facility. Additionally, certain of our real and personal property secure other indebtedness of the Company.

         We are subject to a number of covenants under our various debt instruments, including limitations on additional borrowings, acquisitions, loans to franchisees, capital expenditures, lease commitments and dividend payments, as well as requirements to maintain certain financial ratios, cash flows and net worth. As of January 19, 2003, we were in compliance with the covenants in effect.

         Total debt outstanding increased to $252.1 million at January 19, 2003 from $249.6 million at the beginning of the fiscal year.

         Other Transactions. In January 1994, we entered into financing lease arrangements with two limited partnerships (the "Partnerships"), in which we sold interests in 76 restaurants for a specified period of time. The acquisition of the properties, including costs and expenses, was funded through the issuance of $70 million in 10.3% senior secured notes by a special purpose corporation acting as agent for the Partnerships. On August 29, 2002, we entered into an agreement to repurchase the interests in the restaurant properties that had been encumbered by the financing lease obligations for a consent fee of $1.3 million. On January 2, 2003 we used borrowings under our credit facility and previous sinking fund payments to reacquire the interests in the restaurant properties and retire the high interest rate bearing financing lease obligations.

         In December 1999 and fiscal 2002, our Board of Directors authorized the repurchase of our outstanding common stock in the open market for an aggregate amount not to exceed $90 million. Through January 19, 2003, we had acquired 3,250,200 shares in connection with this authorization at an aggregate cost of $76.1 million. At the end of the quarter we had approximately $13.9 million of repurchase availability remaining. The stock repurchase program is intended to increase shareholder value and offset the dilutive effect of stock option exercises.

         Capital Expenditures. Capital expenditures decreased $7.6 million to $22.4 million in 2003 from $30.0 million in 2002, primarily due to a $5.8 million decrease in new restaurant expenditures reflecting a reduction in the number of new restaurant openings to 22 in 2003 from 35 a year ago. Capital expenditures in 2003 included $15.1 million for new restaurant expenditures, $5.8 million for existing restaurant improvements and $1.5 million for other additions.

         We plan to spend approximately $155 million during fiscal year 2003 on capital expenditures compared with the $182 million originally disclosed in our 2002 Annual Report on Form 10-K filed with the SEC. The projected estimate decrease reflects our plan to lease a greater portion of our new stores rather than purchase them.

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

         We do not have material related party transactions or off-balance sheet arrangements, other than our operating leases. We do not enter into commodity contracts for which market price quotations are not available. Furthermore, we are not aware of any other factors, which are reasonably likely to affect our liquidity, other than those disclosed as risk factors in our Form 10-K filed with the SEC. While we have noted that certain operating expenses, including pension, insurance and occupancy costs, are rising and the economy has slowed down, we believe that there are sufficient funds available from operations, our existing credit facility and the sale and leaseback of restaurant properties to accommodate the Company's future growth.

DISCUSSION OF CRITICAL ACCOUNTING POLICIES
------------------------------------------
         The Company's critical accounting policies, which are those that are most important to the portrayal of the Company's financial condition and results and require management's most subjective and complex judgements, are detailed in our most recent Annual Report on Form 10-K filed with the SEC.

FUTURE APPLICATION OF ACCOUNTING STANDARDS
------------------------------------------
         In November 2002, the FASB's Emerging Issues Task Force ("EITF") discussed Issue 02-16, Accounting by a Customer (including a Reseller) for Cash Consideration Received from a Vendor. Issue 02-16 provides guidance on how a customer should account for cash consideration received from a vendor. This Issue is effective for fiscal periods beginning after December 15, 2002. We will adopt the provisions of Issue 02-16 in the first quarter of fiscal year 2004 and expect that the adoption will not have a material impact on our results of operations or financial position.

         In December 2002, the FASB issued Statement of Financial Accounting Standards ("SFAS") 148, Accounting for Stock-Based Compensation - Transition and Disclosure - an amendment of FASB Statement No. 123. This Statement provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee consideration. Additionally, the Statement amends the disclosure requirements of SFAS 123, Accounting for Stock-Based Compensation, to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The transition guidance and annual disclosure provisions are effective for financial statements issued for fiscal years ending after December 15, 2002. The interim disclosure provisions are effective for financial reports containing financial statements for interim periods beginning after December 15, 2002. We will adopt the interim disclosure provisions of SFAS 148 in the second quarter of fiscal year 2003.

CAUTIONARY STATEMENTS REGARDING FORWARD-LOOKING STATEMENTS
----------------------------------------------------------
         This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of the federal securities law. These forward-looking statements are principally contained in the sections captioned, Notes to Unaudited Consolidated Financial Statements and Liquidity and Capital Resources. Statements regarding our continuing investment in new restaurants and refurbishment of existing facilities, expectations regarding our effective tax rate, expectations regarding any liability that may result from claims and actions filed against us, our future financial performance, our sources of liquidity, uses of cash and sufficiency of our cash flows are forward-looking statements. Forward-looking statements are generally identifiable by the use of the words "anticipate," "assume," "believe," "estimate," "seek," "expect," "intend," "plan," "project," "may," "will" "would," and similar expressions. Forward-looking statements are based on management's current plans and assumptions and are subject to known and unknown risks and uncertainties which may cause actual results to differ materially from expectations. The following is a discussion of some of those factors.

          There is intense competition in the quick service restaurant industry with respect to market share, restaurant locations, labor, menu and product development. The Company competes primarily on the basis of quality, variety and innovation of menu items, service, brand, convenience and price against several larger national and international chains with potentially significantly greater financial resources. The Company's results depend upon the effectiveness of its strategies as compared to its competitors, and can be adversely affected by aggressive competition from numerous and varied competitors in all areas of business, including new product introductions, promotions and discounting. In addition, restaurant sales can be affected by factors, including but not limited to, demographic changes, consumer preferences, tastes and spending patterns, perceptions about the health and safety of food products and severe weather conditions. With approximately 40% of its restaurants in California, Jack in the Box restaurant sales can be significantly affected by demographic changes, adverse weather, economic and political conditions and other significant events in California. The national economy continues in a downturn and is a significant contributor to soft sales trends experienced by the Company and several of its competitors; there can be no assurance as to when the trends can be reversed or that earnings will not be materially affected. The quick service restaurant industry is mature, with significant chain penetration. There can be no assurances that the Company's growth objectives in the regional domestic markets in which it operates restaurants and convenience stores will be met or that the new facilities will be profitable. Anticipated and unanticipated delays in development, sales softness and restaurant closures may have a material adverse effect on the Company's results of operations. The development and profitability of restaurants can be adversely affected by many factors including the ability of the Company and its franchisees to select and secure suitable sites on satisfactory terms, the availability of financing and general business and economic conditions. The realization of gains from our program of selective sales of Company-operated restaurants to existing and new franchisees depends upon various factors, including sales trends at Jack in the Box restaurants and the financing market and economic conditions referred to above. The ongoing success of our selective sale and leaseback of restaurant properties is subject to changes in the economy, credit market, real estate market and the ability of the Company to obtain acceptable prices and terms. Our results of operations can also be adversely affected by changes in commodity prices or supply, increasing utility, occupancy and insurance costs, interest rates, inflation, recession and other factors over which the Company has no control, including the possibility of increased pension expense and contributions resulting from continued declines in interest rates and stock market returns. In January 2003, the Company completed its acquisition of Qdoba Restaurant Corporation, a fast-casual restaurant chain. The Company may not successfully integrate or fully realize the potential benefits or synergies of this or other acquisition transactions. Other factors that can cause actual results to differ materially from expectations include the unpredictable nature of litigation, including strategies and settlement costs; changes in accounting standards, policies and practices; new legislation and governmental regulation; potential variances between estimated and actual liabilities; and the possibility of unforeseen events affecting the industry in general.

         Our income tax provision is sensitive to expected earnings and, as expectations change, our income tax provision may vary from quarter-to-quarter and year-to-year. In addition, from time-to-time, we may take positions for filing our tax returns which differ from the treatment for financial reporting purposes. Our effective tax rate for fiscal 2003 is expected to be higher than our fiscal 2002 rate.

         This discussion of uncertainties is not exhaustive. Additional risk factors associated with our business are detailed in our most recent Annual Report on Form 10-K filed with the SEC. Jack in the Box Inc. assumes no obligation and does not intend to update these forward-looking statements.

Item 3.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS

         Our primary exposure relating to financial instruments is to changes in interest rates. Our credit facility bears interest at an annual rate equal to the prime rate or the LIBOR plus an applicable margin based on a financial leverage ratio. As of January 19, 2003, our applicable margin was set at .625%. A hypothetical 100 basis point increase in short-term interest rates, based on the outstanding balance of our revolving credit facility at January 19, 2003, would result in a reduction of $1.07 million in annual pretax earnings.

         Changes in interest rates also impact our pension expense. An assumed discount rate is used in determining the present value of future cash outflows currently expected to be required to satisfy the pension benefit obligations when due. A hypothetical 30 basis point reduction in the assumed discount rate would result in an estimated increase of $1.2 million in our fiscal 2003 pension expense.

         We are also exposed to the impact of commodity price fluctuations related to unpredictable factors such as weather and various other market conditions outside our control. From time-to-time we enter into commodity futures and option contracts to manage these fluctuations. Open commodity futures and option contracts were not significant at January 19, 2003.

         At January 19, 2003, we had no other material financial instruments subject to significant market exposure.

ITEM 4.   CONTROLS AND PROCEDURES

         (a) Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures, as such term is defined under Rule 13a-14(c) promulgated under the Securities Exchange Act of 1934, as amended, within the 90 days prior to the filing date of this report. Based on their evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective as of the date of the evaluation.

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

PART II.   OTHER INFORMATION

         There is no information required to be reported for any items under
Part II, except as follows:

Item 1.    LEGAL PROCEEDINGS

         On April 18, 2001, an action was filed by Robert Bellmore and Jeffrey Fairbairn, individually and on behalf of all others similarly situated, in the Superior Court of the State of California, San Diego County, seeking class action status in alleging violations of California wage and hour laws. The Company settled the action in fiscal year 2002 for approximately $9.3 million without admission of liability and the court approved the settlement on February 10, 2003.

         The Company is also subject to normal and routine litigation. In the opinion of management, based in part on the advice of legal counsel, the ultimate liability from all other pending legal proceedings, asserted legal claims and known potential legal claims should not materially affect our operating results and liquidity.

Item 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         No matters were submitted to a vote of stockholders in the first quarter ended January 19, 2003. Our annual meeting of stockholders was held February 14, 2003, at which the following matters were voted as indicated:

                                             For         Withheld        Abstain
                                            -----        --------       --------
     1. Election of the following directors
        to serve until the next annual
        meeting of stockholders and until
        their successors are elected and
        qualified.

        Michael E. Alpert.................32,914,847     1,161,649             -
        Jay W. Brown......................33,786,778       289,718             -
        Edward W. Gibbons.................33,799,881       276,615             -
        Anne B. Gust......................33,790,832       285,664             -
        Alice B. Hayes, Ph.D..............33,032,526     1,043,970             -
        Murray H. Hutchison...............33,676,688       399,808             -
        Michael W. Murphy.................33,565,975       510,521             -
        Robert J. Nugent..................33,847,523       228,973             -
        L. Robert Payne...................33,685,367       391,129             -

                                             For           Against       Abstain
                                            -----        --------       --------
     2. Ratification of the appointment
        of KPMG LLP as independent
        accountants.......................33,388,659       665,301        22,536

ITEM 6.     EXHIBITS AND REPORTS ON FORM 8-K
ITEM 6 (a). Exhibits
            --------
Number           Description
------           -----------
3.1              Restated Certificate of Incorporation, as amended(9)
3.2              Restated Bylaws
4.1              Indenture for the 8 3/8% Senior Subordinated Notes due 2008(6)
                 (Instruments with respect to the registrant's long-term debt not in excess of 10% of the total assets of the registrant and its subsidiaries on a consolidated basis have been omitted. The registrant agrees to furnish supplementally a copy of any such instrument to the Commission upon request.)
4.2              Shareholder Rights Agreement(3)
4.3              Credit  Agreement  dated as of January 22, 2003 by and among
                    Jack in the Box Inc.  and the lenders named therein (17)
10.1.1           Revolving Credit Agreement dated as of April 1, 1998 by and between Foodmaker,  Inc. and the Banks named therein(6)
10.1.2           First  Amendment  dated as of  August  24,  1998 to the
                    Revolving Credit Agreement dated as of April 1, 1998 by and between Foodmaker, Inc. and the Banks named therein(7)
10.1.3           Second  Amendment  dated as of  February 27,  1999 to the
                    Revolving Credit Agreement dated as of April 1, 1998 by and between Foodmaker, Inc. and the Banks named therein(8)
10.1.4           Third  Amendment  dated as of September 17, 1999 to the
                    Revolving Credit Agreement dated as of April 1, 1998 by and between Foodmaker, Inc. and the Banks named therein(9)
10.1.5           Fourth  Amendment dated as of December 6, 1999 to the Revolving
                    Credit Agreement dated as of April 1, 1998 by and between Foodmaker, Inc. and the Banks named therein(10)
10.1.6           Fifth  Amendment  dated as of May 3, 2000 to the Revolving
                    Credit Agreement dated as of April 1, 1998 by and between Jack in the Box Inc. and the Banks named therein(11)
10.1.7           Sixth Amendment dated as of November 17, 2000 to the Revolving
                    Credit Agreement dated as of April 1, 1998 by and between Jack in the Box Inc. and the Banks named therein(12)
10.1.8           Seventh  Amendment dated as of August 23, 2002 to the Revolving
                    Credit Agreement dated as of April 1, 1998 by and between Jack in the Box Inc. and the Banks named therein(16)
10.1.9           Eighth  Amendment  dated as of September 27, 2002 to the
                    Revolving Credit Agreement dated as of April 1, 1998 by and between Jack in the Box Inc. and the Banks named therein(16)
10.1.10          Waiver dated as of November 15, 2002 to the Revolving  Credit
                    Agreement dated as of April 1, 1998 by and between
                    Jack in the Box Inc. and the Banks named therein(16)
10.2             Purchase  Agreements  dated as of January 22, 1987  between
                    Foodmaker, Inc. and FFCA/IIP 1985 Property Company and FFCA/IIP 1986 Property Company(1)
10.3             Land  Purchase  Agreements  dated as of  February  18,  1987 by and between Foodmaker, Inc. and FFCA/IPI 1984 Property Company and FFCA/IPI 1985 Property Company
                    and Letter  Agreement relating thereto(1)
10.4.1           Amended and Restated 1992 Employee Stock Incentive Plan(4)
10.4.2           Jack in the Box Inc. 2002 Stock Incentive Plan(15)
10.5             Capital Accumulation Plan for Executives(14)
10.5.1           First Amendment dated as of August 2, 2002 to the Capital
                    Accumulation Plan for Executives(16)
10.6             Supplemental Executive Retirement Plan(14)
10.6.1           First Amendment dated as of August 2, 2002 to the Supplemental
                    Executive Retirement Plan(16)
10.7             Performance Bonus Plan(13)
10.8             Deferred Compensation Plan for Non-Management Directors(2)
10.9             Amended and Restated Non-Employee Director Stock Option Plan(9)
10.10            Form of Compensation and Benefits Assurance Agreement for
                    Executives(5)
10.11            Form  of  Indemnification  Agreement  between
                    Jack in the Box Inc. and  certain  officers  and
                    directors(16)
10.12            Consent Agreement(16)
10.14            Executive Deferred Compensation Plan
10.15            Form of Restricted Stock Award for certain executives
10.15(a)         Schedule of Restricted Stock Awards
99.1             Certification of Chief Executive Officer
99.2             Certification of Chief Financial Officer

----------

(1) Previously filed and incorporated herein by reference from registrant's Registration Statement on Form S-1 (No. 33-10763) filed
          February 24, 1987.
(2) Previously filed and incorporated herein by reference from registrant's Definitive Proxy Statement dated January 17, 1995 for the Annual Meeting of Stockholders on February 17, 1995.
(3) Previously filed and incorporated by reference from registrant's current report on Form 8-K dated July 26, 1996.
(4) Previously filed and incorporated herein by reference from registrant's Registration Statement on Form S-8 (No. 333-26781) filed May 9, 1997.
(5) Previously filed and incorporated herein by reference from registrant's Annual Report on Form 10-K for the fiscal year ended September 28, 1997.
(6) Previously filed and incorporated herein by reference from registrant's Quarterly Report on Form 10-Q for the quarter ended April 12, 1998.
(7) Previously filed and incorporated herein by reference from registrant's Annual Report on Form 10-K for the fiscal year ended September 27, 1998.
(8) Previously filed and incorporated herein by reference from registrant's Quarterly Report on Form 10-Q for the quarter ended April 11, 1999.
(9) Previously filed and incorporated herein by reference from registrant's Annual Report on Form 10-K for the fiscal year ended October 3, 1999.
(10) Previously filed and incorporated herein by reference from registrant's Quarterly Report on Form 10-Q for the quarter ended January 23, 2000.
(11) Previously filed and incorporated herein by reference from registrant's Quarterly Report on Form 10-Q for the quarter ended July 9, 2000.
(12) Previously filed and incorporated herein by reference from registrant's Quarterly Report on Form 10-Q for the quarter ended January 21, 2001.
(13) Previously filed and incorporated herein by reference from registrant's Definitive Proxy Statement dated January 19, 2001 for the Annual Meeting of Stockholders on February 23, 2001.
(14) Previously filed and incorporated herein by reference from registrant's Annual Report on Form 10-K for the fiscal year ended September 30, 2001.
(15) Previously filed and incorporated herein by reference from the registrant's Definitive Proxy Statement dated January 18, 2002 for the Annual Meeting of Stockholders' on February 22, 2002.
(16) Previously filed and incorporated herein by reference from registrant's Annual Report on Form 10-K for the fiscal year ended September 29, 2002.
(17) Previously filed and incorporated by reference from registrant's current report on Form 8-K dated January 22, 2003.



ITEM 6(b).  Form 8-K.
            --------
         We did not file any reports on Form 8-K with the Securities and Exchange Commission during the first quarter ended January 19, 2003.

                                    SIGNATURE

         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized and in the capacities indicated.


                                   JACK IN THE BOX INC.

                                   By:   /S/ JOHN F. HOFFNER
                                         -----------------------------------
                                         John F. Hoffner
                                         Executive Vice President,
                                         and Chief Financial Officer
                                         (Principal Financial Officer)
                                         (Duly Authorized Signatory)


Date:  March 4, 2003

                                  CERTIFICATION

I, Robert J. Nugent, certify that:

1.       I have reviewed this Quarterly Report on Form 10-Q of
         Jack in the Box Inc.;

2. Based on my knowledge, this Quarterly Report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this Quarterly Report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this Quarterly Report;

4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

         a. designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this Quarterly Report is being prepared;

         b. evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this Quarterly Report (the "Evaluation Date"); and

         c. presented in this Quarterly Report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's Board of Directors (or persons performing the equivalent function):

         a. all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

         b. any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officer and I have indicated in this Quarterly Report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

                                               By:    /S/ ROBERT J. NUGENT
                                                      --------------------
                                                      Robert J. Nugent
                                                      Chief Executive Officer
                                                      and Chairman of the Board

                                               Date:  March 4, 2003

                                  CERTIFICATION

I, John F. Hoffner, certify that:

1.       I have reviewed this Quarterly Report on Form 10-Q of
         Jack in the Box Inc.;

2. Based on my knowledge, this Quarterly Report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this Quarterly Report;

3. Based on my knowledge, the financial statements, and other financial information included in this Quarterly Report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this Quarterly Report;

4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

         a. designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this Quarterly Report is being prepared;

         b. evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this Quarterly Report (the "Evaluation Date"); and

         c. presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's Board of Directors (or persons performing the equivalent function):

         a. all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

         b. any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officer and I have indicated in this Quarterly Report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

                                               By:   /S/ JOHN F. HOFFNER
                                                     -------------------
                                                     John F. Hoffner
                                                     Executive Vice President
                                                     and Chief Financial Officer

                                               Date: March 4, 2003