Form 10-Q
period 2003-04-13
JACK IN THE BOX INC /NEW/
filed 2003-05-28
CIK 807882

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-Q


                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


                  For the quarterly period ended April 13, 2003
                                                 --------------

                           Commission file no. 1-9390


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

Number of shares of common stock, $.01 par value, outstanding as of the close of business May 23, 2003 - 36,005,907.
                        ----------

                     JACK IN THE BOX INC. AND SUBSIDIARIES

                                     INDEX


                                                                            Page
                                                                            ----
Part I.  Financial Information

         Item 1. Consolidated Financial Statements:

                 Consolidated Balance Sheets.................................  3

                 Unaudited Consolidated Statements of Earnings...............  4

                 Unaudited Consolidated Statements of Cash Flows.............  5

                 Notes to Unaudited Consolidated Financial Statements........  6

         Item 2. Management's Discussion and Analysis of Financial
                    Condition and Results of Operations...................... 12

         Item 3. Quantitative and Qualitative Disclosures About Market Risk.. 17

         Item 4. Controls and Procedures..................................... 18

Part II. Other Information

         Item 1. Legal Proceedings........................................... 18

         Item 4. Submission of Matters to a Vote of Security Holders......... 18

         Item 6. Exhibits and Reports on Form 8-K............................ 19

         Signature........................................................... 21

         Certifications...................................................... 22

PART I. FINANCIAL INFORMATION

ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS

                      JACK IN THE BOX INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                                 (In thousands)

                                                       April 13,   September 29,
                                                          2003         2002
--------------------------------------------------------------------------------
                                                      (Unaudited)
                                     ASSETS
Current assets:
   Cash and cash equivalents .....................   $    8,242     $    5,620
   Accounts receivable, net ......................       30,748         26,176
   Inventories ...................................       32,030         29,975
   Prepaid expenses and other current assets .....       15,847         38,108
   Assets held for sale and leaseback ............       21,691         12,626
                                                     ----------     ----------
     Total current assets ........................      108,558        112,505
                                                     ----------     ----------

Property and equipment, at cost ..................    1,247,170      1,219,487
   Accumulated depreciation and amortization .....     (401,129)      (372,556)
                                                     ----------     ----------
     Property and equipment, net .................      846,041        846,931
                                                     ----------     ----------

Trading area rights, net .........................            -         64,628

Goodwill .........................................       90,218          1,988

Other assets, net ................................       67,849         37,392
                                                     ----------     ----------
     TOTAL .......................................   $1,112,666     $1,063,444
                                                     ==========     ==========

                      LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
   Current maturities of long-term debt ..........   $    2,519     $  106,265
   Accounts payable ..............................       40,736         59,212
   Accrued expenses ..............................      174,392        167,900
                                                     ----------     ----------
     Total current liabilities ...................      217,647        333,377
                                                     ----------     ----------

Deferred income taxes ............................       37,193         25,861

Long-term debt, net of current maturities ........      298,989        143,364

Other long-term liabilities ......................      107,046         96,727

Stockholders' equity:
  Common stock ...................................          432            429
  Capital in excess of par value .................      324,486        319,810
  Retained earnings ..............................      264,543        227,064
  Accumulated other comprehensive loss, net ......       (8,882)        (8,882)
  Unearned compensation ..........................       (4,325)             -
  Treasury stock .................................     (124,463)       (74,306)
                                                     ----------     ----------
     Total stockholders' equity ..................      451,791        464,115
                                                     ----------     ----------
     TOTAL .......................................   $1,112,666     $1,063,444
                                                     ==========     ==========

          See accompanying notes to consolidated financial statements.

                      JACK IN THE BOX INC. AND SUBSIDIARIES
                  UNAUDITED CONSOLIDATED STATEMENTS OF EARNINGS
                      (In thousands, except per share data)



                                                     Twelve Weeks Ended               Twenty-Eight Weeks Ended
                                               -----------------------------        ------------------------------
                                                 April 13,       April 14,             April 13,        April 14,
                                                   2003            2002                  2003             2002
-------------------------------------------    -----------------------------        ------------------------------

Revenues:
   Restaurant sales........................     $  418,272     $  418,118            $   977,703     $   970,666
   Distribution and other sales............         24,282         16,950                 52,424          38,102
   Franchise rents and royalties...........         10,496          8,247                 27,997          24,886
   Other...................................         10,298          4,315                 18,559           8,156
                                                ----------     ----------            -----------     -----------
                                                   463,348        447,630              1,076,683       1,041,810
                                                ----------     ----------            -----------     -----------
Costs of revenues:
   Restaurant costs of sales...............        125,551        127,579                296,821         297,697
   Restaurant operating costs..............        224,228        214,840                518,245         496,389
   Costs of distribution and other sales...         23,789         16,454                 51,281          37,139
   Franchised restaurant costs.............          5,774          5,123                 13,214          11,764
                                                ----------     ----------            -----------     -----------
                                                   379,342        363,996                879,561         842,989
                                                ----------     ----------            -----------     -----------

Gross profit...............................         84,006         83,634                197,122         198,821
Selling, general and administrative........         51,884         49,804                122,612         115,680
                                                ----------     ----------            -----------     -----------
Earnings from operations...................         32,122         33,830                 74,510          83,141

Interest expense...........................          5,802          5,190                 14,061          12,495
                                                ----------     ----------            -----------     -----------
Earnings before income taxes...............         26,320         28,640                 60,449          70,646

Income taxes...............................         10,001         10,454                 22,970          25,786
                                                ----------     ----------            -----------     -----------
Net earnings...............................     $   16,319     $   18,186            $    37,479     $    44,860
                                                ==========     ==========            ===========     ===========
Net earnings per share:
   Basic...................................     $      .45     $      .46            $      1.02     $      1.14
   Diluted.................................     $      .44     $      .45            $      1.00     $      1.12

Weighted-average shares outstanding:
   Basic...................................         36,399         39,436                 36,866          39,342
   Diluted.................................         36,846         40,299                 37,306          40,125












          See accompanying notes to consolidated financial statements.

                      JACK IN THE BOX INC. AND SUBSIDIARIES
                 UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)


                                                                                       Twenty-Eight Weeks Ended
                                                                                     -----------------------------
                                                                                       April 13,       April 14,
                                                                                         2003            2002
--------------------------------------------------------------------------------     -----------------------------

Cash flows from operating activities:
  Net earnings..................................................................       $  37,479       $  44,860
  Non-cash items included in operations:
     Depreciation and amortization..............................................          37,217          37,253
     Amortization of unearned compensation .....................................             234               -
     Deferred finance cost amortization.........................................           1,595             900
     Deferred income taxes......................................................           7,616           5,016
  Tax benefit associated with exercise of stock options.........................               -           2,700
  Gains on the conversion of Company-operated restaurants.......................         (16,595)         (6,860)
  Changes in assets and liabilities, net of the effect of the Qdoba acquisition:
     (Increase) decrease in receivables.........................................          (5,100)          3,972
     (Increase) decrease in inventories.........................................          (1,904)            885
     Decrease in prepaid expenses and other current assets......................           6,069           2,661
     Decrease in accounts payable...............................................         (18,617)        (17,473)
     Increase in other liabilities..............................................          15,287           3,416
                                                                                       ---------       ---------
     Cash flows provided by operating activities................................          63,281          77,330
                                                                                       ---------       ---------

Cash flows from investing activities:
  Additions to property and equipment...........................................         (49,223)        (53,539)
  Purchase of Qdoba, net of cash acquired of $2,856.............................         (42,606)              -
  Dispositions of property and equipment........................................          18,543           3,031
  Proceeds from the conversion of Company-operated restaurants..................           2,228           5,739
  Increase in assets held for sale and leaseback................................          (9,065)         (8,336)
  Collections on notes receivable...............................................          12,251           1,706
  Other.........................................................................          (2,643)         (2,754)
                                                                                       ---------       ---------
     Cash flows used in investing activities....................................         (70,515)        (54,153)
                                                                                       ---------       ---------

Cash flows from financing activities:
  Borrowings under revolving bank loans.........................................         479,500         235,140
  Principal repayments under revolving bank loans...............................        (506,500)       (261,140)
  Proceeds from issuance of long-term debt......................................         150,000               -
  Principal payments on long-term debt, including current maturities............         (55,521)         (1,208)
  Debt issuance and debt repayment costs........................................          (7,586)              -
  Repurchase of common stock....................................................         (50,157)              -
  Proceeds from issuance of common stock........................................             120           3,841
                                                                                       ---------       ---------
     Cash flows provided by (used in) financing activities......................           9,856         (23,367)
                                                                                       ---------       ---------

Net increase (decrease) in cash and cash equivalents............................       $   2,622       $    (190)
                                                                                       =========       =========







          See accompanying notes to consolidated financial statements.

                      JACK IN THE BOX INC. AND SUBSIDIARIES
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
             (Dollars in thousands, except share and per share data)

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

2.   STOCK-BASED EMPLOYEE COMPENSATION

Stock awards are accounted for under APB Opinion 25, Accounting for Stock Issued to Employees, using the intrinsic method, whereby compensation expense is recognized for the excess, if any, of the quoted market price of the Company's stock at the date of grant over the exercise price. Our policy is to grant stock options at fair value at the date of grant. Had compensation expense been recognized for our stock-based compensation plans by applying the fair value recognition provisions of SFAS 123, we would have recorded net earnings as follows:


                                                        Twelve Weeks Ended             Twenty-Eight Weeks Ended
                                                   ---------------------------        ---------------------------
                                                     April 13,     April 14,            April 13,     April 14,
                                                       2003          2002                 2003          2002
  ----------------------------------------------   ---------------------------        ---------------------------

     Net earnings, as reported..................     $ 16,319      $ 18,186             $ 37,479      $ 44,860
     Deduct:  Total stock based employee
       compensation expense determined under
       fair value based method for all awards,
       net of taxes.............................        1,223         1,184                2,824         2,742
                                                     --------      --------             --------      --------
     Pro forma net earnings.....................     $ 15,096      $ 17,002             $ 34,655      $ 42,118
                                                     ========      ========             ========      ========

     Net earnings per share:
       Basic-as reported........................     $    .45      $    .46             $   1.02      $   1.14
       Basic-pro forma..........................     $    .41      $    .43             $    .94      $   1.07

       Diluted-as reported......................     $    .44      $    .45             $   1.00      $   1.12
       Diluted-pro forma........................     $    .41      $    .42             $    .93      $   1.05

3.   QDOBA ACQUISITION

On January 21, 2003 we acquired Qdoba Restaurant Corporation ("Qdoba"), operator and franchiser of Qdoba Mexican Grill(R), for $45 million in cash. The purchase was financed by borrowings under our credit facility. Qdoba operates in the fast-casual segment of the restaurant industry and, as of the acquisition date, operated or franchised 85 restaurants in 16 states. This acquisition is consistent with the Company's long-term strategy to transition from a regional quick-service restaurant chain to a national restaurant company.

                      JACK IN THE BOX INC. AND SUBSIDIARIES
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
             (Dollars in thousands, except share and per share data)


3.   QDOBA ACQUISITION (continued)

The following table summarizes the fair values of the assets acquired and liabilities assumed at the acquisition date. We utilized a third party valuation expert to assist us in valuing the intangible assets acquired.

     Current assets................................................. $  3,326
     Property and equipment and other...............................    8,186
     Intangible assets................................... ..........   18,000
     Goodwill.......................................................   23,617
                                                                     --------
       Total assets acquired........................................   53,129
     Liabilities assumed............................................    7,667
       Net assets acquired.......................................... $ 45,462
                                                                     ========


Intangible assets include amortizable franchise contracts, which will be amortized over a period of 26 years. None of the goodwill acquired is deductible for tax purposes.

The results of Qdoba's operations have been included in the consolidated financial statements since January 21, 2003. Had the acquisition been completed as of the beginning of the periods indicated in the table below, the Company would have reported pro forma revenues, net earnings and basic and diluted net earnings per share amounts as follows:

                                           Twelve Weeks
                                               Ended         Twenty-Eight Weeks Ended
                                           ------------     --------------------------
                                            April 14,        April 13,    April 14,
                                              2002             2003         2002
   --------------------------------------  -------------------------------------------

     Total revenues......................  $ 454,176        $1,084,251   $1,052,781
     Net earnings........................     17,931            37,377       44,009

     Net earnings per share - Basic......  $     .45        $     1.01   $     1.12
     Net earnings per share - Diluted....  $     .44        $     1.00   $     1.10

The pro forma results include interest expense on the Company's term loan, which was used to finance the acquisition. The pro forma amounts are not indicative of anticipated future results.

4.   INTANGIBLE ASSETS

SFAS 141, Business Combinations, requires that all business combinations be accounted for using the purchase method of accounting and specifies the criteria to use in determining whether intangible assets identified in purchase accounting must be recorded separately from goodwill. We determined that our trading area rights ("TAR"), which represent the amounts allocated under purchase accounting to reflect the value of operating existing restaurants within each specific trading area, do not meet the separability criteria of SFAS
141. Therefore, effective September 30, 2002, our trading area rights have been reclassified to goodwill.

Under SFAS 142, Goodwill and Other Intangible Assets, goodwill and intangible assets with indefinite lives are no longer amortized but are tested at least annually for impairment. Separable intangible assets with definite lives will continue to be amortized over their estimated useful lives. In accordance with the provisions of SFAS 142, we ceased amortizing goodwill effective September 30, 2002. We also performed the transitional impairment test for goodwill in the first quarter, which indicated there was no impairment upon our adoption of SFAS 142.

                      JACK IN THE BOX INC. AND SUBSIDIARIES
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
             (Dollars in thousands, except share and per share data)



4.   INTANGIBLE ASSETS (continued)

Intangible assets consist of the following as of April 13, 2003:


                                          Gross                         Net
                                         Carrying    Accumulated     Carrying
                                          Amount     Amortization     Amount
   -----------------------------------------------------------------------------
      Amortized intangible assets....... $ 61,255      $ 39,414      $ 21,841
                                                                     ========

      Unamortized intangible assets:
       Goodwill....................................................  $ 90,218
       Trademark...................................................     8,800
                                                                     --------
                                                                     $ 99,018
                                                                     ========

The change in the carrying amount of total goodwill during the twenty-eight weeks ended April 13, 2003 was as follows:

      Balance at September 29, 2002................................  $  1,988
      Reclassification of trading area rights and other............    64,613
      Goodwill acquired............................................    23,617
                                                                     --------
      Balance at April 13, 2003....................................  $ 90,218
                                                                     ========


Had the provisions of SFAS 142 been adopted prior to September 30, 2002, net earnings for the twelve weeks ended April 14, 2002 would have increased $632, or $.01 per basic and diluted share, to $18,818, or $.47 per basic share and $.46 per diluted share. We reported net earnings for the quarter of $18,186, or $.46 per basic share and $.45 per diluted share. Net earnings for the twenty-eight weeks ended April 14, 2002 would have increased $1,476, or $.04 per basic and diluted share, to $46,336, or $1.18 per basic share and $1.16 per diluted share. We reported net earnings year-to-date of $44,860, or $1.14 per basic share and $1.12 per diluted share. Adjusted net earnings exclude goodwill and trading area rights amortization expense, net of taxes.

Total intangibles amortization expense was $0.5 million and $1.2 million, respectively, for the quarter and year-to-date periods ended April 13, 2003. The estimated intangibles amortization expense for each fiscal year through 2007 is $2.3 million.

                      JACK IN THE BOX INC. AND SUBSIDIARIES
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
             (Dollars in thousands, except share and per share data)



5.   DEBT

Debt Extinguishment. In January 1994, we entered into financing lease arrangements with two limited partnerships (the "Partnerships"), in which we sold interests in 76 restaurants for a specified period of time. The acquisition of the properties, including costs and expenses, was funded through the issuance of $70 million in 10.3% senior secured notes by a special purpose corporation acting as agent for the Partnerships. On August 29, 2002, we entered into an agreement to repurchase the interests in the restaurant properties that had been encumbered by the financing lease obligations for a consent fee of $1.3 million. On January 2, 2003, we used borrowings under our credit facility and previous sinking fund payments to reacquire the interests in the restaurant properties and retire the high interest rate bearing financing lease obligations.

New Financing. On January 22, 2003, we secured a new senior credit facility which provides borrowings in the aggregate amount of $350 million and is comprised of: (i) a $200 million revolving credit facility maturing on January 22, 2006, and (ii) a $150 million term loan maturing on July 22, 2007. This new credit facility replaces our prior $175 million credit facility, which was due to expire March 31, 2003.

6.   INCOME TAXES

The income tax provisions in 2003 and 2002 project annual tax rates of 38.0% and 36.5% of pretax earnings, respectively. The fiscal 2002 income tax provision was subsequently adjusted to the effective annual rate of 33.9% of pretax earnings. The favorable income tax rate in 2002 resulted from our ability to realize previously unrecognized tax benefits. The final 2003 annual tax rate cannot be determined until the end of the fiscal year; therefore, the actual rate could differ from our current estimates.

7.   STOCKHOLDERS' EQUITY

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

Pursuant to our stock repurchase program, as authorized by our Board of Directors, the Company repurchased 865,653 and 2,566,053 shares, respectively, of our common stock for approximately $13.9 million and $50.1 million during the quarter and year-to-date periods ended April 13, 2003. At the end of the quarter we had no repurchase availability remaining.

                      JACK IN THE BOX INC. AND SUBSIDIARIES
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
             (Dollars in thousands, except share and per share data)


8.   AVERAGE SHARES OUTSTANDING

Net earnings per share for each period is based on the weighted-average number of shares outstanding during the period, determined as follows:

                                                             Twelve Weeks Ended            Twenty-Eight Weeks Ended
                                                         ------------------------------------------------------------
                                                            April 13,    April 14,          April 13,    April 14,
                                                              2003         2002               2003         2002
 --------------------------------------------------------------------------------------------------------------------


     Shares outstanding, beginning of fiscal year ......   38,558,036   39,248,168         38,558,036   39,248,168
     Effect of common stock issued......................       11,009      188,160              7,169       93,928
     Effect of common stock reacquired..................   (2,170,007)           -         (1,699,516)           -
                                                           ----------   ----------         ----------   ----------
     Weighted-average shares outstanding - basic........   36,399,038   39,436,328         36,865,689   39,342,096
     Assumed additional shares issued upon exercise
       of stock options, net of shares reacquired at
       the average market price.........................      229,440      862,506            266,898      783,191
     Effect of restricted stock issued..................      217,600            -            173,192            -
                                                           ----------   ----------         ----------   ----------
     Weighted-average shares outstanding - diluted......   36,846,078   40,298,834         37,305,779   40,125,287
                                                           ==========   ==========         ==========   ==========


Diluted weighted-average shares outstanding exclude options to purchase 4,043,951 and 3,602,593 shares, respectively, of common stock during the quarter and year-to-date periods ended April 13, 2003 and 40,000 and 832,806 shares, respectively, of common stock during the quarter and year-to-date periods ended April 14, 2002, because their exercise prices exceeded the average market price of common stock for the period.

9.   CONTINGENCIES AND LEGAL MATTERS

On April 18, 2001, an action was filed by Robert Bellmore and Jeffrey Fairbairn, individually and on behalf of all others similarly situated, in the Superior Court of the State of California, San Diego County, seeking class action status in alleging violations of California wage and hour laws. The Company settled the action in fiscal year 2002 for approximately $9.3 million without admission of liability and the Court approved the settlement on February 10, 2003. Through April 13, 2003 the Company has paid out approximately $7.9 million in connection with this settlement.

The Company is also subject to normal and routine litigation. In the opinion of management, based in part on the advice of legal counsel, the ultimate liability from all other pending legal proceedings, asserted legal claims and known potential legal claims should not materially affect our operating results and liquidity.

                      JACK IN THE BOX INC. AND SUBSIDIARIES
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
             (Dollars in thousands, except share and per share data)

10.  SEGMENT REPORTING

Prior to the acquisition of Qdoba, the Company operated its business in a single segment. Subsequent to the Qdoba acquisition the Company has two operating segments Qdoba and JACK IN THE BOX. Based upon certain quantitative thresholds, only JACK IN THE BOX is considered a reportable segment. Summarized financial information concerning our reportable segment is shown in the following table:

                                                    Twelve Weeks Ended              Twenty-Eight Weeks Ended
                                                  -----------------------           ------------------------
                                                   April 13,    April 14,            April 13,    April 14,
                                                     2003         2002                 2003         2002
     -------------------------------------------------------------------------------------------------------

       Revenues ................................   $ 457,258    $ 447,630           $1,070,593   $1,041,810
       Earnings from operations.................      31,895       33,830               74,283       83,141

Interest expense and income taxes are not reported on an operating segment basis based on the Company's method of internal reporting. A reconciliation of reportable segment earnings from operations to consolidated earnings from operations follows:

                                                    Twelve Weeks Ended              Twenty-Eight Weeks Ended
                                                  -----------------------           ------------------------
                                                   April 13,    April 14,            April 13,    April 14,
                                                     2003         2002                 2003         2002
     -------------------------------------------------------------------------------------------------------

       Earnings from operations.................   $  31,895    $  33,830           $   74,283   $   83,141
       Qdoba earnings from operations...........         227            -                  227            -
                                                   ---------    ---------           ----------   ----------
       Consolidated earnings from operations....   $  32,122    $  33,830           $   74,510   $   83,141
                                                   =========    =========           ==========   ==========



11.  ACCOUNTING CHANGES

The Company adopted the disclosure requirements of Statement of Financial Accounting Standards ("SFAS") 148, Accounting for Stock-Based Compensation -
Transition and Disclosure - an amendment of FASB Statement No. 123. This Statement amends the disclosure requirements of SFAS 123, Accounting for Stock-Based Compensation, to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. Additionally, this Statement provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee consideration. We account for our stock-based employee compensation under APB Opinion 25, Accounting for Stock Used to Employees.

In January 2003, the FASB issued Interpretation 46, Consolidation of Variable Interest Entities - an interpretation of Accounting Research Bulletin No. 51, which requires that companies that control another entity through interests other than voting interests should consolidate the controlled entity. If it is reasonably possible that a company will have a significant variable interest entity at the date the Interpretation becomes effective, the company must disclose the nature, purpose, size and activities of the variable interest entity and the consolidated enterprise's maximum exposure loss resulting from its involvement with the variable interest entity in all financial statements issued after January 31, 2003. This Interpretation applies immediately to variable interest entities created after January 31, 2003. For variable interest entities that existed prior to February 1, 2003, the requirements of this Interpretation are effective for the first fiscal year or interim period beginning after June 15, 2003. We are not involved with any variable interest entities created after January 31, 2003. The Company is assessing the impact, if any, that Interpretation 46 will have on its consolidated financial statements.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
          CONDITION AND RESULTS OF OPERATIONS

                      JACK IN THE BOX INC. AND SUBSIDIARIES

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS


RESULTS OF OPERATIONS
---------------------

     All comparisons under this heading between 2003 and 2002 refer to the 12-week ("quarter") and 28-week ("year-to-date") periods ended April 13, 2003 and April 14, 2002, respectively, unless otherwise indicated.

     The Company completed its acquisition of Qdoba Restaurant Corporation ("Qdoba"), operator and franchiser of Qdoba Mexican Grill(R), on January 21, 2003. Qdoba's operations have been included since the date of acquisition representing 12 weeks of operations.

     Consolidated Company-operated restaurant sales were $418.3 million and $977.7 million, respectively, in 2003 compared with $418.1 million and $970.7 million in 2002. JACK IN THE BOX Company-operated restaurant sales decreased slightly in the quarter and increased year-to-date. The number of JACK IN THE BOX Company-operated restaurants increased 3.5% to 1,527 at the end of the quarter from 1,476 restaurants a year ago. Sales at JACK IN THE BOX Company-operated restaurants open more than one fiscal year declined 4.3% and 3.3%, respectively, in 2003 compared with 2002, primarily due to continued economic weakness in certain key markets, continued discounting by competitors, poor weather and soft sales in markets near military installations and border crossings, offset in part by modest selling price increases.

     Distribution and other sales, representing distribution sales to JACK IN THE BOX franchisees and sales from our fuel and convenience stores ("Quick Stuff(R)"), increased $7.3 million and $14.3 million, respectively, to $24.3 million and $52.4 million in 2003. Distribution and other sales increased principally as a result of sales increases at our QUICK STUFF locations primarily due to fuel selling price increases consistent with overall industry trends, and to a lesser extent an increase in the number of QUICK STUFF locations to twelve at the end of the quarter from eleven a year ago. An increase in distribution sales, which resulted from an increase in the number of franchised restaurants using our distribution services, also contributed to the growth in distribution and other sales.

     Franchise rents and royalties increased $2.2 million and $3.1 million, respectively, to $10.5 million and $28.0 million in 2003, primarily reflecting an increase in the number of JACK IN THE BOX franchised restaurants to 370 at the end of the quarter from 341 a year ago. As a percentage of franchise restaurant sales, franchise rents and royalties grew to 9.3% and 11.3%, respectively, in 2003 from 8.7% and 11.2% in 2002. The percentage increases in 2003 are attributable to increases in minimum rent from JACK IN THE BOX franchisees which offset decreases in percentage rent related to per store average ("PSA") sales declines at franchise-operated restaurants.

     Other revenues, principally gains and fees from the conversion of JACK IN THE BOX Company-operated restaurants to franchisees, as well as interest income from notes receivable and investments, increased to $10.3 million and $18.6 million, respectively, in 2003 from $4.3 million and $8.2 million in 2002, primarily due to our continued strategy of selectively converting Jack in the Box Company-operated restaurants to franchises. Franchise gains increased to $9.3 million and $16.6 million, respectively, in 2003 from $3.8 million and $6.9 million in 2002, due to an increase in the average selling price per restaurant and an increase in the number of restaurants converted to 14 year-to-date from 9 a year ago.

     Restaurant costs of sales, which include food and packaging costs, decreased to $125.6 million and $296.8 million, respectively, in 2003 from $127.6 million and $297.7 million in 2002. Restaurant costs of sales improved to 30.0% and 30.4 %, respectively, of restaurant sales in 2003 from 30.5% and 30.7% in 2002, primarily due to decreased food cost percentages at JACK IN THE BOX restaurants, which were favorably impacted by lower ingredient costs, certain margin improvement initiatives and modest selling price increases in 2003.

     Restaurant operating costs grew with the addition of Company-operated restaurants to $224.2 million and $518.2 million, respectively, in 2003 from $214.8 million and $496.4 million in 2002. As a percentage of restaurant sales, operating costs increased to 53.6% and 53.0%, respectively, in 2003 from 51.4% and 51.1% in 2002. The percentage increases in 2003 are primarily due to higher insurance expenses and occupancy costs on newer stores whose sales have not yet matured, increased costs related to our new point of sale system, and reduced leverage on fixed costs due to a decline in PSA sales at Company-operated restaurants. These cost increases were offset in part by decreases in utilities, restaurant managed and intangibles amortization expense.

     Costs of distribution and other sales increased to $23.8 million and $51.3 million, respectively, in 2003 from $16.5 million and $37.1 million in 2002, primarily reflecting an increase in the related sales. As a percentage of distribution and other sales, these costs increased to 98.0% in the quarter from 97.8% compared with a year ago primarily due to a change in our fuel pricing strategy designed to achieve higher sales volumes at certain QUICK STUFF locations. Year-to-date theses costs improved to 97.1% of the related sales in 2003 from 97.5% compared with a year ago, primarily due to reductions in QUICK STUFF labor costs and other profit improvement initiatives.

     Franchise restaurant costs, which consist principally of rents and depreciation on properties leased to franchisees and other miscellaneous costs, increased to $5.8 million and $13.2 million, respectively, in 2003 from $5.1 million and $11.8 million in 2002, primarily reflecting an increase in the number of franchised restaurants. As a percentage of franchise restaurant sales, franchise restaurant costs declined to 55.0% and 47.2%, respectively, in 2003 from 62.1% and 47.3% a year ago. The inclusion of Qdoba franchise operations contributed to the favorable percentage decline in the quarter and resulted in the percentage decline year-to-date. Year-to-date increases in fixed costs, primarily rents, exceeded the overall sales growth at JACK IN THE BOX franchise-operated restaurants.

     Selling, general and administrative expenses increased to $51.9 million and $122.6 million, respectively, or 11.2% and 11.4% of revenues, in 2003 from $49.8 million and $115.7 million, or 11.1% of revenues, for both periods in 2002, primarily due to higher pension costs and the reduced leverage from softer JACK IN THE BOX sales, which were offset in part by higher other revenues. Pension costs have increased due to declines in discount rates and in the return on plan assets.

     Interest expense increased to $5.8 million and $14.1 million, respectively, in 2003 from $5.2 million and $12.5 million in 2002, primarily due to costs associated with the early retirement of our high interest rate financing lease obligations and the amortization of debt issuance costs incurred in connection with our new credit facility. Increased borrowings from the acquisition of Qdoba and common stock repurchases in 2003 also contributed to the increase in interest expense compared to a year ago.

     The income tax provisions for 2003 and 2002 reflect projected annual tax rates of 38.0% and 36.5% of pretax earnings, respectively. The fiscal 2002 income tax provision was subsequently adjusted to the effective annual rate of 33.9% of pretax earnings. The favorable income tax rate in 2002 resulted from our ability to realize previously unrecognized tax benefits. The final 2003 annual tax rate cannot be determined until the end of the fiscal year; therefore, the actual rate could differ from our current estimates.

     Net earnings decreased in the quarter to $16.3 million, or $.44 per diluted share, in 2003 from $18.2 million, or $.45 per diluted share, in 2002. Year-to-date net earnings declined to $37.5 million, or $1.00 per diluted share, in 2003 from $44.9 million, or $1.12 per diluted share, in 2002.

LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

     General. Cash and cash equivalents increased $2.6 million to $8.2 million at April 13, 2003 from $5.6 million at the beginning of the fiscal year. We expect to maintain low levels of cash and cash equivalents, reinvesting available cash flows from operations to develop new or enhance existing restaurants, and to reduce borrowings under the revolving credit facility.

     Financial Condition. Our working capital deficit decreased $111.8 million to $109.1 million at April 13, 2003 from $220.9 million at September 29, 2002, primarily due to the reclassification of our revolving credit facility to long-term debt and the repayment of our financing lease obligations in January 2003. The Company and the restaurant industry in general maintain relatively low levels of accounts receivable and inventories, and vendors grant trade credit for purchases such as food and supplies. We also continually invest in our business through the addition of new units and refurbishment of existing units, which are reflected as long-term assets and not as part of working capital. At the end of the quarter, our current ratio increased to .5 to 1 compared with .3 to 1 at the beginning of the year, primarily due to the credit facility reclassification and financing lease obligations repayment discussed above.

     On January 22, 2003, we replaced our existing revolving credit facility, due to expire March 31, 2003, with borrowings under a new senior credit facility. Our new credit facility provides borrowings in the aggregate amount of $350 million and is comprised of: (i) a $200 million revolving credit facility maturing on January 22, 2006 with an initial rate of London Interbank Offered Rate ("LIBOR") plus 2.25% and (ii) a $150 million term loan maturing on July 22, 2007 with an initial rate of LIBOR plus 3.25%. This new credit facility requires the payment of an annual commitment fee based on the unused portion of the credit facility. The annual commitment rate and the credit facility's interest rates are based on a financial leverage ratio, as defined in the credit agreement. To secure our respective obligations under the new credit facility, the Company and certain of its subsidiaries granted liens on substantially all personal property assets. Under certain circumstances, the Company and each of its certain subsidiaries will be required to grant liens in certain real property assets to secure their respective obligations under the new credit facility. Additionally, certain of our real and personal property secure other indebtedness of the Company. At April 13, 2003, we had borrowings of $7.0 million and letters of credit outstanding of $27.3 million under our revolving credit facility.

     We are subject to a number of customary covenants under our various debt instruments, including limitations on additional borrowings, acquisitions, loans to franchisees, capital expenditures, lease commitments and dividend payments, as well as requirements to maintain certain financial ratios, cash flows and net worth. As of April 13, 2003, we were in compliance with all covenants.

     Total debt outstanding increased to $301.5 million at April 13, 2003 from $249.6 million at the beginning of the fiscal year, primarily reflecting our acquisition of Qdoba which was funded by borrowings under our new credit facility.

     Other Transactions. In January 1994, we entered into financing lease arrangements with two limited partnerships (the "Partnerships"), in which we sold interests in 76 restaurants for a specified period of time. The acquisition of the properties, including costs and expenses, was funded through the issuance of $70 million in 10.3% senior secured notes by a special purpose corporation acting as agent for the Partnerships. On August 29, 2002, we entered into an agreement to repurchase the interests in the restaurant properties that had been encumbered by the financing lease obligations for a consent fee of $1.3 million. On January 2, 2003, we used borrowings under our credit facility and previous sinking fund payments to reacquire the interests in the restaurant properties and retire the high interest rate bearing financing lease obligations.

     In December 1999 and fiscal 2002, our Board of Directors authorized the repurchase of our outstanding common stock in the open market for an aggregate amount not to exceed $90 million. Through April 13, 2003, we had acquired 4,115,853 shares in connection with this authorization at an aggregate cost of $90 million, and had no repurchase availability remaining. The stock repurchase program was intended to increase shareholder value and offset the dilutive effect of stock option exercises.

     On January 21, 2003, we acquired  Qdoba,  operator and  franchiser of Qdoba
Mexican Grill(R) for approximately $45 million in cash. The primary assets acquired include $8.2 million in net property and equipment and other long-term assets, $18.0 million in intangible assets and $23.6 million in goodwill. Qdoba operates in the fast-casual segment of the restaurant industry and, as of the April 13, 2003, operated or franchised 92 restaurants in 18 states. This acquisition is consistent with the Company's long-term strategy to transition from a regional quick-service restaurant chain to a national restaurant company.

     Capital Expenditures. Year-to-date capital expenditures decreased $4.3 million to $49.2 million in 2003 from $53.5 million in 2002, primarily due to a decrease in new restaurant expenditures, reflecting a reduction in the number of new restaurant openings to 42 in 2003 from 46 a year ago. Also contributing to the decrease in capital expenditures was an increase in the portion of new restaurant properties being leased rather than purchased due to changes in financing market terms. Capital expenditures in 2003 included $31.1 million for new restaurant expenditures, $15.1 million for existing restaurant improvements and $3.0 million for other additions.

     We plan to spend approximately $155 million during fiscal year 2003 on capital expenditures compared with the $182 million originally disclosed in our 2002 Annual Report on Form 10-K filed with the SEC. The projected estimate decrease reflects our current plan to lease a greater portion of our new Company-operated restaurants rather than purchase such locations.

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

OTHER  SIGNIFICANT  KNOWN  EVENTS,  TRENDS OR  UNCERTAINTIES  EXPECTED TO IMPACT
--------------------------------------------------------------------------------
FUTURE OPERATIONS
------------------

Future Application of Accounting Standards.

     In November 2002, the FASB's Emerging Issues Task Force ("EITF") discussed Issue 02-16, Accounting by a Customer (including a Reseller) for Cash Consideration Received from a Vendor. Issue 02-16 provides guidance on how a customer should account for cash consideration received from a vendor. The requirements of this Issue for volume based rebates apply to new arrangements, including modifications of existing arrangements, entered into after November 21, 2002. The adoption of the new accounting for other supplier payments is effective for arrangements entered into or modified after December 31, 2002. We are currently evaluating the effect that the adoption of this Issue will have on our beverage contracts entered into subsequent to the above noted dates, which will become effective in the first quarter of fiscal year 2004. We do not expect the adoption of this Issue to have a material impact on our operating results or financial condition.

     In April 2003, the FASB issued SFAS 149, Amendment of Statement 133 on Derivative Instruments and Hedging Activities, which and amends and clarifies accounting for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities under SFAS 133, Accounting for Derivative Instruments and Hedging Activities. SFAS 149 is generally effective for derivative instruments, including derivative instruments embedded in certain contracts, entered into or modified after June 30, 2003 and for hedging relationships designated after June 30, 2003. We do not expect the adoption of SFAS 149 to have a material impact on our operating results or financial condition.

     In May 2003, the FASB issued SFAS 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity. This Statement establishes standards for how to classify and measure certain financial instruments with characteristics of both liabilities and equity. The Statement is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. We do not expect the adoption of SFAS 150 to have a material impact on our operating results or financial condition.

     In January 2003, the FASB issued Interpretation 46, Consolidation of Variable Interest Entities - an interpretation of Accounting Research Bulletin No. 51 which requires that companies that control another entity through interests other than voting interests should consolidate the controlled entity. This Interpretation applies immediately to variable interest entities created after January 31, 2003. For variable interest entities that existed prior to February 1, 2003, the requirements of this Interpretation are effective for the first fiscal year or interim period beginning after June 15, 2003. We are not involved with any variable interest entities created after January 31, 2003. The Company is assessing the impact, if any, that Interpretation 46 will have on its consolidated financial statements.

Pension Funding.

     Due to the continued downturn in the equity markets, the market value of our pension plan assets have continued to decline, and lower interest rates have caused our accumulated benefit plan obligation to increase during 2003. A minimum pension liability adjustment is required when the accumulated benefit obligation exceeds the fair value of plan assets and accrued benefit liabilities at the measurement date. Based upon current plan asset values and anticipated contributions through the measurement date, we anticipate we will be required to recognize an additional minimum pension liability at September 28, 2003 resulting in an additional charge to other comprehensive income. Final determination of the minimum pension liability adjustment will only be known at the measurement date, which is June 30, 2003. As required by SFAS 87, Employers' Accounting for Pensions, the minimum pension liability adjustment necessary will not be reflected in the consolidated financial statements until the end of the fiscal year, September 28, 2003.

CAUTIONARY STATEMENTS REGARDING FORWARD-LOOKING STATEMENTS
----------------------------------------------------------

     This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of the federal securities law. These forward-looking statements are principally contained in the sections captioned, Notes to Unaudited Consolidated Financial Statements and Liquidity and Capital Resources. Statements regarding our continuing investment in new restaurants and refurbishment of existing facilities, expectations regarding our effective tax rate, expectations regarding any liability that may result from claims and actions filed against us, our future financial performance, our sources of liquidity, uses of cash and sufficiency of our cash flows are forward-looking statements. Forward-looking statements are generally identifiable by the use of the words "anticipate," "assume," "believe," "estimate," "seek," "expect," "intend," "plan," "project," "may," "will," "would," and similar expressions. Forward-looking statements are based on management's current plans and assumptions and are subject to known and unknown risks and uncertainties which may cause actual results to differ materially from expectations. The following is a discussion of some of those factors.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISKS

     Our primary exposure relating to financial instruments is to changes in interest rates. Our credit facility, which is comprised of a revolving credit facility and a term loan, bears interest at an annual rate equal to the prime rate or the LIBOR plus an applicable margin based on a financial leverage ratio. The majority of the credit facility borrowings are LIBOR based. As of April 13, 2003, our applicable margin for the LIBOR based revolving loans and term loan was set at 2.25% and 3.25%, respectively. A hypothetical 100 basis point increase in short-term interest rates, based on the outstanding balance of our revolving credit facility and term loan at April 13, 2003, would result in a reduction of $1.6 million in annual pretax earnings.

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

     We are also exposed to the impact of commodity price fluctuations related to unpredictable factors such as weather and various other market conditions outside our control. From time-to-time we enter into commodity futures and option contracts to manage these fluctuations. We had no open commodity futures and option contracts at April 13, 2003.

     At April 13, 2003, we had no other material financial instruments subject to significant market risk exposure.

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

PART II.     OTHER INFORMATION

There is no information required to be reported for any items under Part II, except as follows:

ITEM 1. LEGAL PROCEEDINGS

     On April 18, 2001, an action was filed by Robert Bellmore and Jeffrey Fairbairn, individually and on behalf of all others similarly situated, in the Superior Court of the State of California, San Diego County, seeking class action status in alleging violations of California wage and hour laws. The Company settled the action in fiscal year 2002 for approximately $9.3 million without admission of liability and the Court approved the settlement on February 10, 2003. Through April 13, 2003 the Company has paid out approximately $7.9 million in connection with this settlement.

     The Company is also subject to normal and routine litigation. In the opinion of management, based in part on the advice of legal counsel, the ultimate liability from all other pending legal proceedings, asserted legal claims and known potential legal claims should not materially affect our operating results and liquidity.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     Information on matters submitted to a vote of our stockholders at our annual meeting can be found in our Quarterly Report on Form 10-Q for the quarter ended January 19, 2003 previously filed with the SEC.

ITEM 6.      EXHIBITS AND REPORTS ON FORM 8-K
ITEM 6 (a).  EXHIBITS

Number    Description
3.1       Restated Certificate of Incorporation, as amended(7)
3.2       Amended and Restated Bylaws(13)
4.1       Indenture  for  the 8  3/8%  Senior  Subordinated  Notes  due  2008(6)
            (Instruments with respect to the registrant's long-term debt not in excess of 10% of the total assets of the registrant and its
            subsidiaries   on   a  consolidated  basis  have  been  omitted. The
            registrant   agrees  to  furnish  supplementally a copy of any  such
            instrument to the Commission upon request.)
4.2       Shareholder Rights Agreement(3)
10.1      Credit  Agreement  dated  as  of January 22, 2003 by and among Jack in the Box Inc. and the lenders named therein (17)
10.2      Purchase  Agreements  dated as  of January 22, 1987 between Foodmaker,
            Inc. and FFCA/IIP 1985 Property Company and F FCA/IIP 1986 Property Company(1)
10.3      Land  Purchase Agreements dated as of February 18, 1987 by and between
            Foodmaker, Inc. and FFCA/IPI 1984 Property Company and FFCA/IPI 1985 Property Company and Letter Agreement relating thereto(1)
10.4.1    Amended and Restated 1992 Employee Stock Incentive Plan(4)
10.4.2    Jack in the Box Inc. 2002 Stock Incentive Plan(10)
10.5      Capital Accumulation Plan for Executives(9)
10.5.1    First Amendment dated as of August 2, 2002 to the Capital Accumulation
            Plan for Executives(11)
10.6      Supplemental Executive Retirement Plan(9)
10.6.1    First  Amendment  dated  as  of  August 2, 2002  to  the  Supplemental
            Executive Retirement Plan (11)
10.7      Performance Bonus Plan(8)
10.8      Deferred Compensation Plan for Non-Management Directors(2)
10.9      Amended and Restated Non-Employee Director Stock Option Plan(7)
10.10     Form  of  Compensation and Benefits Assurance Agreement for Executives
            (5)
10.11     Form of Indemnification  Agreement  between  Jack in the Box  Inc. and certain officers and directors(11)
10.12     Consent Agreement(11)
10.13     Executive Deferred Compensation Plan(13)
10.14     Form of Restricted Stock Award for certain executives(13)
10.14(a)  Schedule of Restricted Stock Awards(13)
10.15     Executive  Agreement between  Jack in the Box Inc. and Gary J. Beisler
            President   and   Chief   Executive  Officer  of  Qdoba   Restaurant
            Corporation
99.1      Certification of Chief Executive Officer
99.2      Certification of Chief Financial Officer
__________

(1) Previously filed and incorporated herein by reference from registrant's Registration Statement on Form S-1 (No. 33-10763) filed February 24, 1987.
(2) Previously filed and incorporated herein by reference from registrant's Definitive Proxy Statement dated January 17, 1995 for the Annual Meeting of Stockholders on February 17, 1995.
(3) Previously filed and incorporated by reference from registrant's current report on Form 8-K dated July 26, 1996.
(4) Previously filed and incorporated herein by reference from registrant's Registration Statement on Form S-8 (No.333-26781) filed May 9, 1997.
(5) Previously filed and incorporated herein by reference from registrant's Annual Report on Form 10-K for the fiscal year ended September 28, 1997.
(6) Previously filed and incorporated herein by reference from registrant's Quarterly Report on Form 10-Q for the quarter ended April 12, 1998.
(7) Previously filed and incorporated herein by reference from registrant's Annual Report on Form 10-K for the fiscal year ended October 3, 1999.

(8) Previously filed and incorporated herein by reference from registrant's Definitive Proxy Statement dated January 19, 2001 for the Annual Meeting of Stockholders on February 23, 2001.
(9) Previously filed and incorporated herein by reference from registrant's Annual Report on Form 10-K for the fiscal year ended September 30, 2001.
(10) Previously filed and incorporated herein by reference from the registrant's Definitive Proxy Statement dated January 18, 2002 for the Annual Meeting of Stockholders' on February 22, 2002.
(11) Previously filed and incorporated herein by reference from registrant's Annual Report on Form 10-K for the fiscal year ended September 29, 2002.
(12) Previously filed and incorporated by reference from registrant's current report on Form 8-K dated January 22, 2003.
(13) Previously filed and incorporated herein by reference from registrant's Quarterly Report on Form 10-Q for the quarter ended January 19, 2003.



ITEM 6(b)    FORM 8-K.

     We did not file any reports on Form 8-K with the Securities and Exchange Commission during the second quarter ended April 13, 2003, except as follows. On February 6, 2003, we filed a report on Form 8-K announcing that Jack in the Box Inc. entered into a new $350 million senior credit facility arranged by Wachovia Securities, replacing a $175 million revolving credit facility which was due to expire March 31, 2003.

                                                   SIGNATURE
                                                   ---------

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized and in the capacities indicated.


                                                   JACK IN THE BOX INC.


                                          By:      /S/JOHN F. HOFFNER
                                                   -----------------------------
                                                   John F. Hoffner
                                                   Executive Vice President,
                                                   and Chief Financial Officer
                                                   (Principal Financial Officer)
                                                   (Duly Authorized Signatory)


Date:  May 28, 2003

                                                    CERTIFICATION
                                                    -------------

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

     4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and p rocedures (as defined in Exchange Act Rules 13a-14 and 15d-14)for the registrant and we have:

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

     5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

        a. all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and repor t financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

        b. any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

     6. The registrant's other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

                                             By:    /S/ ROBERT J. NUGENT
                                                    ----------------------------
                                                    Robert J. Nugent
                                                    Chief Executive Officer and
                                                    Chairman of the Board

                                                    Date: May 28, 2003

                                                    CERTIFICATION
                                                    -------------
I, John F. Hoffner, certify that:

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

     4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and p rocedures (as defined in Exchange Act Rules 13a-14 and 15d-14)for the registrant and we have:

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

     5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

        a. all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and repor t financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

        b. any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

     6. The registrant's other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

                                             By:    /S/ JOHN F. HOFFNER
                                                    ----------------------------
                                                    John F. Hoffner
                                                    Executive Vice President and
                                                    Chief Financial Officer

Date: May 28, 2003
                                       23