Form 10-Q
period 2003-07-06
JACK IN THE BOX INC /NEW/
filed 2003-08-20
CIK 807882

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-Q


                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


                   For the quarterly period ended July 6, 2003
                                                  ------------

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

Number of shares of common stock, $.01 par value, outstanding as of the close of business August 15, 2003 - 36,025,518.
                           ----------

                      JACK IN THE BOX INC. AND SUBSIDIARIES

                                      INDEX


                                                                            Page
                                                                            ----
PART I.  FINANCIAL INFORMATION

         Item 1. Consolidated Financial Statements:

            Consolidated Balance Sheets......................................  3

            Unaudited Consolidated Statements of Earnings....................  4

            Unaudited Consolidated Statements of Cash Flows..................  5

            Notes to Unaudited Consolidated Financial Statements.............  6

         Item 2. Management's Discussion and Analysis of Financial
                     Condition and Results of Operations..................... 12

         Item 3. Quantitative and Qualitative Disclosures About Market Risk.. 17

         Item 4. Controls and Procedures .................................... 18

PART II. OTHER INFORMATION

         Item 1. Legal Proceedings........................................... 18

         Item 6. Exhibits and Reports on Form 8-K............................ 19

         Signature........................................................... 21

PART I. FINANCIAL INFORMATION

ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS

                      JACK IN THE BOX INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                                 (In thousands)


                                                     July 6,       September 29,
                                                      2003             2002
--------------------------------------------------------------------------------
                                                   (Unaudited)

                                     ASSETS
Current assets:
   Cash and cash equivalents.....................  $    10,328      $     5,620
   Accounts receivable, net......................       31,827           26,176
   Inventories...................................       32,404           29,975
   Prepaid expenses and other current assets.....       18,985           38,108
   Assets held for sale and leaseback............       26,661           12,626
                                                   -----------      -----------
     Total current assets........................      120,205          112,505
                                                   -----------      -----------

Property and equipment, at cost..................    1,269,476        1,219,487
   Accumulated depreciation and amortization.....     (412,019)        (372,556)
                                                   -----------      -----------
     Property and equipment, net.................      857,457          846,931
                                                   -----------      -----------

Trading area rights, net.........................            -           64,628

Goodwill.........................................       90,218            1,988

Other assets, net................................       68,598           37,392
                                                   -----------      -----------

     TOTAL.......................................  $ 1,136,478      $ 1,063,444
                                                   ===========      ===========

                      LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
   Current maturities of long-term debt..........  $     2,604      $   106,265
   Accounts payable..............................       42,328           59,212
   Accrued expenses..............................      171,265          167,900
                                                   -----------      -----------
     Total current liabilities...................      216,197          333,377
                                                   -----------      -----------

Deferred income taxes............................       41,602           25,861

Long-term debt, net of current maturities........      300,835          143,364

Other long-term liabilities......................      106,051           96,727

Stockholders' equity:
   Common stock..................................          432              429
   Capital in excess of par value................      324,968          319,810
   Retained earnings.............................      284,315          227,064
   Accumulated other comprehensive loss, net.....       (8,882)          (8,882)
   Unearned compensation.........................       (4,577)               -
   Treasury stock................................     (124,463)         (74,306)
                                                   -----------      -----------
     Total stockholders' equity..................      471,793          464,115
                                                   -----------      -----------

     TOTAL.......................................  $ 1,136,478      $ 1,063,444
                                                   ===========      ===========


          See accompanying notes to consolidated financial statements.

                      JACK IN THE BOX INC. AND SUBSIDIARIES
                  UNAUDITED CONSOLIDATED STATEMENTS OF EARNINGS
                      (In thousands, except per share data)


                                                        Twelve Weeks Ended                 Forty Weeks Ended
                                                   ----------------------------      ----------------------------
                                                     July 6,          July 7,          July 6,          July 7,
                                                      2003             2002             2003             2002
-------------------------------------------------  -----------      -----------      -----------      -----------

Revenues:
  Restaurant sales...............................  $   443,990      $   428,150      $ 1,421,695      $ 1,398,816
  Distribution and other sales...................       25,927           19,051           78,351           57,153
  Franchise rents and royalties..................       11,803            9,271           39,799           34,157
  Other..........................................        6,854            4,747           25,411           12,903
                                                   -----------      -----------      -----------      -----------
                                                       488,574          461,219        1,565,256        1,503,029
                                                   -----------      -----------      -----------      -----------
Costs of revenues:
  Restaurant costs of sales......................      140,129          128,395          436,950          426,093
  Restaurant operating costs.....................      230,557          216,756          748,804          713,144
  Costs of distribution and other sales..........       25,277           18,491           76,556           55,630
  Franchised restaurant costs....................        6,157            5,215           19,402           16,979
                                                   -----------      -----------      -----------      -----------
                                                       402,120          368,857        1,281,712        1,211,846
                                                   -----------      -----------      -----------      -----------

Gross profit.....................................       86,454           92,362          283,544          291,183
Selling, general and administrative..............       51,629           51,341          174,210          167,020
                                                   -----------      -----------      -----------      -----------
Earnings from operations.........................       34,825           41,021          109,334          124,163

Interest expense.................................        5,538            5,086           19,598           17,582
                                                   -----------      -----------      -----------      -----------
Earnings before income taxes.....................       29,287           35,935           89,736          106,581

Income taxes.....................................        9,515           11,733           32,485           37,519
                                                   -----------      -----------      -----------      -----------
Net earnings.....................................  $    19,772      $    24,202      $    57,251      $    69,062
                                                   ===========      ===========      ===========      ===========


Net earnings per share:
  Basic..........................................  $       .55      $       .61      $      1.56      $      1.75
  Diluted........................................  $       .54      $       .60      $      1.54      $      1.72


Weighted-average shares outstanding:
  Basic..........................................       36,007           39,513           36,608           39,393
  Diluted........................................       36,559           40,482           37,082           40,232














          See accompanying notes to consolidated financial statements.

                      JACK IN THE BOX INC. AND SUBSIDIARIES
                 UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)


                                                                                           Forty Weeks Ended
                                                                                     ----------------------------
                                                                                       July 6,          July 7,
                                                                                        2003             2002
--------------------------------------------------------------------------------     -----------      -----------

Cash flows from operating activities:
  Net earnings..................................................................     $    57,251      $    69,062
  Non-cash items included in operations:
     Depreciation and amortization..............................................          53,526           53,564
     Amortization of unearned compensation .....................................             367                -
     Deferred finance cost amortization.........................................           2,231            1,286
     Deferred income taxes, excluding the effect of the Qdoba acquisition.......          12,025            7,567
  Tax benefit associated with exercise of stock options.........................               -            3,500
  Gains on the conversion of Company-operated restaurants.......................         (22,149)         (10,834)
  Changes in assets and liabilities, excluding the effect of the Qdoba acquisition:
     (Increase) decrease in receivables.........................................           1,481            4,892
     (Increase) decrease in inventories.........................................          (2,278)          (1,062)
     (Increase) decrease in prepaid expenses and other current assets...........           2,984           (2,064)
     Increase (decrease) in accounts payable....................................         (17,054)          (8,859)
     Increase (decrease) in other liabilities...................................          11,425           (2,077)
                                                                                     -----------      -----------
     Cash flows provided by operating activities................................          99,809          114,975
                                                                                     -----------      -----------
Cash flows from investing activities:
  Additions to property and equipment...........................................         (77,109)         (90,741)
  Purchase of Qdoba, net of cash acquired of $2,856.............................         (42,606)               -
  Dispositions of property and equipment........................................          19,453            4,392
  Proceeds from the conversion of Company-operated restaurants..................           3,072            6,070
  (Increase) decrease in assets held for sale and leaseback.....................         (14,035)          10,822
  Collections on notes receivable...............................................          12,563            1,737
  Other.........................................................................          (4,566)          (2,068)
                                                                                     -----------      -----------
     Cash flows used in investing activities....................................        (103,228)         (69,788)
                                                                                     -----------      -----------

Cash flows from financing activities:
  Borrowings under revolving bank loans.........................................         510,500          314,640
  Principal repayments under revolving bank loans...............................        (538,000)        (344,640)
  Proceeds from issuance of long-term debt......................................         150,000                -
  Principal payments on long-term debt, including current maturities............         (56,601)          (1,782)
  Debt issuance and debt repayment costs........................................          (7,832)               -
  Repurchase of common stock....................................................         (50,157)         (19,080)
  Proceeds from issuance of common stock........................................             217            6,042
                                                                                     -----------      -----------
     Cash flows provided by (used in) financing activities......................           8,127          (44,820)
                                                                                     -----------      -----------

Net increase in cash and cash equivalents.......................................     $     4,708      $       367
                                                                                     ===========      ===========








          See accompanying notes to consolidated financial statements.

                      JACK IN THE BOX INC. AND SUBSIDIARIES
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS


1.      GENERAL

The accompanying unaudited consolidated financial statements of Jack in the Box Inc. (the "Company") and its subsidiaries have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules and regulations of the Securities and Exchange Commission ("SEC"). In management's opinion, all adjustments considered necessary for a fair presentation of financial condition and results of operations for the interim periods have been included. Operating results for any interim period are not necessarily indicative of the results for any other interim period or for the full year. We report results quarterly, with the first quarter having 16 weeks, and each remaining quarter having 12 weeks.

Certain financial statement reclassifications have been made to the prior year to conform to the current year presentation. These financial statements should be read in conjunction with the notes to the fiscal year 2002 consolidated financial statements contained in our Annual Report on Form 10-K filed with the SEC.

2.      STOCK-BASED EMPLOYEE COMPENSATION

Stock awards are accounted for under Accounting Principles Board Opinion 25, Accounting for Stock Issued to Employees, using the intrinsic method, whereby compensation expense is recognized for the excess, if any, of the quoted market price of the Company's stock at the date of grant over the exercise price. Our policy is to grant stock options at fair value at the date of grant. Had compensation expense been recognized for our stock-based compensation plans by applying the fair value recognition provisions of Statement of Financial Accounting Standards ("SFAS") 123, Accounting for Stock-Based Compensation, we would have recorded net earnings as follows (dollars in thousands, except per share amounts):


                                                        Twelve Weeks Ended               Forty Weeks Ended
                                                   ----------------------------      ----------------------------
                                                     July 6,          July 7,          July 6,          July 7,
                                                      2003             2002             2003             2002
    ---------------------------------------------  -----------      -----------      -----------      -----------
    Net earnings, as reported....................  $    19,772      $    24,202      $    57,251      $    69,062
    Deduct:  Total stock-based employee
      compensation expense determined under fair
      value based method for all awards, net of
      taxes......................................        1,031            1,037            3,855            3,779
                                                   -----------      ------------     -----------      -----------
    Pro forma net earnings.......................  $    18,741      $    23,165      $    53,396      $    65,283
                                                   ===========      ============     ===========      ===========

    Net earnings per share:
      Basic-as reported..........................  $       .55      $       .61      $      1.56      $      1.75
      Basic-pro forma............................  $       .52      $       .59      $      1.46      $      1.66

      Diluted-as reported........................  $       .54      $       .60      $      1.54      $      1.72
      Diluted-pro forma..........................  $       .51      $       .57      $      1.44      $      1.62


3.      QDOBA ACQUISITION

On January 21, 2003 we acquired Qdoba Restaurant Corporation ("Qdoba"), operator and franchiser of Qdoba Mexican Grill(R), for approximately $45 million in cash. The purchase was financed by borrowings under our credit facility. Qdoba operates in the fast-casual segment of the restaurant industry and, as of the acquisition date, operated or franchised 85 restaurants in 16 states. This acquisition is consistent with the Company's long-term strategy to transition from a regional quick-service restaurant chain to a national restaurant company.

                      JACK IN THE BOX INC. AND SUBSIDIARIES
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS


3.      QDOBA ACQUISITION (continued)

The following table summarizes the fair values of the assets acquired and liabilities assumed at the acquisition date. We utilized a third party valuation expert to assist us in valuing the intangible assets acquired. The amounts summarized in the table below are in thousands.

  Current assets..............................................      $    3,326
  Property and equipment and other............................           8,186
  Intangible assets...........................................          18,000
  Goodwill....................................................          23,617
                                                                    ----------
    Total assets acquired.....................................          53,129
  Liabilities assumed.........................................           7,667
                                                                    ----------
    Net assets acquired.......................................      $   45,462
                                                                    ==========

Intangible assets include amortizable franchise contracts, which will be amortized over a period of 26 years. None of the goodwill acquired is deductible for tax purposes.

The results of Qdoba's operations have been included in the consolidated financial statements since January 21, 2003. Had the acquisition been completed as of the beginning of the periods indicated in the table below, the Company would have reported pro forma revenues, net earnings and basic and diluted net earnings per share amounts as follows (dollars in thousands, except per share amounts):


                                                   Twelve Weeks
                                                      Ended               Forty Weeks Ended
                                                   -----------      ----------------------------
                                                     July 7,          July 6,          July 7,
                                                      2002             2003             2002
  -----------------------------------------------  -----------      ----------------------------

     Total revenues..............................  $   466,773      $ 1,573,062      $ 1,519,554
     Net earnings................................       24,227           57,148           68,237

     Net earnings per share - Basic..............  $       .61      $      1.56      $      1.73
     Net earnings per share - Diluted............  $       .60      $      1.54      $      1.70

The pro forma results include interest expense on the Company's credit facility, which was used to finance the acquisition. The pro forma amounts are not necessarily indicative of anticipated future results.

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

                      JACK IN THE BOX INC. AND SUBSIDIARIES
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS



4.      INTANGIBLE ASSETS (continued)

Intangible assets consist of the following as of July 6, 2003 (in thousands):

                                        Gross                          Net
                                      Carrying    Accumulated       Carrying
                                       Amount     Amortization       Amount
  ------------------------------------------------------------------------------
  Amortized intangible assets.......  $ 61,069      $ 39,755        $ 21,314
                                                                    ========
  Unamortized intangible assets:
    Goodwill...................................................     $ 90,218
    Trademark..................................................        8,800
                                                                    --------
                                                                    $ 99,018
                                                                    ========

The change in the carrying amount of total goodwill during the forty weeks ended July 6, 2003 was as follows (in thousands):

    Balance at September 29, 2002..............................     $  1,988
    Reclassification of trading area rights and other..........       64,613
    Goodwill acquired..........................................       23,617
                                                                    --------
    Balance at July 6, 2003....................................     $ 90,218
                                                                    ========

Had the provisions of SFAS 142 been adopted prior to September 30, 2002, net earnings for the twelve weeks ended July 7, 2002 would have increased $632, or $.02 per basic share and $.01 per diluted share, to $24,834, or $.63 per basic share and $.61 per diluted share. We reported net earnings for the quarter of $24,202, or $.61 per basic share and $.60 per diluted share. Net earnings for the forty weeks ended July 7, 2002 would have increased $2,109, or $.06 per basic share and $.05 per diluted share, to $71,171, or $1.81 per basic share and $1.77 per diluted share. We reported net earnings year-to-date of $69,062, or $1.75 per basic share and $1.72 per diluted share. Adjusted net earnings exclude goodwill and trading area rights amortization expense, net of taxes.

Total amortization expense related to intangible assets was $.5 million and $1.7 million, respectively, for the quarter and year-to-date periods ended July 6, 2003. The estimated intangibles amortization expense for each fiscal year through 2007 is $2.3 million.

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

                      JACK IN THE BOX INC. AND SUBSIDIARIES
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS



6.      INCOME TAXES

The income tax provisions in 2003 and 2002 project annual tax rates of 36.2% and 35.2% of pretax earnings, respectively. The fiscal 2002 income tax provision was subsequently adjusted to the effective annual rate of 33.9% of pretax earnings. The lower income tax rates result from the favorable resolutions of long-standing tax matters in both years. The final 2003 annual tax rate cannot be determined until the end of the fiscal year; therefore, the actual rate could differ from our current estimates.

7.      STOCKHOLDERS' EQUITY

As part of the Company's long term incentive program, the Company awarded 242,600 shares of restricted stock to certain executives during the year-to-date period ended July 6, 2003. These restricted stock awards have been recognized as unearned compensation in stockholders' equity based upon the fair value of the Company's common stock on the award date. Unearned compensation is amortized to compensation expense over the estimated vesting period.

Pursuant to our stock repurchase program, as authorized by our Board of Directors, the Company repurchased 2,566,053 shares of our common stock for approximately $50.2 million during the year-to-date period ended July 6, 2003. At the end of the second quarter we had no repurchase availability remaining.

8.      AVERAGE SHARES OUTSTANDING

Net earnings per share for each period is based on the weighted-average number of shares outstanding during the period, determined as follows (in thousands):

                                                              Twelve Weeks Ended                 Forty Weeks Ended
                                                         ----------------------------      ----------------------------
                                                           July 6,          July 7,          July 6,          July 7,
                                                            2003             2002             2003             2002
  ----------------------------------------------------   -----------      -----------      -----------      -----------

  Shares outstanding, beginning of fiscal year........        38,558           39,248           38,558           39,248
  Effect of common stock issued.......................            15              455               9               202
  Effect of common stock reacquired...................        (2,566)            (190)          (1,959)             (57)
                                                         -----------      -----------      -----------      -----------
  Weighted-average shares outstanding - basic.........        36,007           39,513           36,608           39,393
  Assumed additional shares issued upon exercise of
    stock options, net of shares reacquired at the
    average market price..............................           309              884              280              751
  Effect of restricted stock issued...................           243               85              194               88
                                                         -----------      -----------      -----------      -----------
  Weighted-average shares outstanding - diluted.......        36,559           40,482           37,082           40,232
                                                         ===========      ===========      ===========      ===========

Diluted weighted-average shares outstanding exclude options to purchase 3,498,064 and 3,571,234 shares, respectively, of common stock during the quarter and year-to-date periods ended July 6, 2003 and 40,000 and 594,964 shares, respectively, of common stock during the quarter and year-to-date periods ended July 7, 2002, because their exercise prices exceeded the average market price of common stock for the period.

9.      COMMITMENTS, CONTINGENCIES AND LEGAL MATTERS

During the quarter ended July 6, 2003, the Company entered into a purchase agreement to sell 25 company-operated restaurants to an existing franchisee, subject to certain conditions. Through July 6, 2003 four of the restaurants have been converted, and the remaining 21 restaurants are expected to be converted during the fourth quarter of fiscal year 2003 and the first quarter of fiscal year 2004.

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

                      JACK IN THE BOX INC. AND SUBSIDIARIES
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS


10.     SEGMENT REPORTING

Prior to the acquisition of Qdoba, the Company operated its business in a single segment. Subsequent to the Qdoba acquisition the Company has two operating segments, Qdoba and JACK IN THE BOX. Based upon certain quantitative thresholds, only JACK IN THE BOX is considered a reportable segment. Summarized financial information concerning our reportable segment is shown in the following table (in thousands):

                                                        Twelve Weeks Ended                 Forty Weeks Ended
                                                   ----------------------------      ----------------------------
                                                     July 6,          July 7,          July 6,          July 7,
                                                      2003             2002             2003             2002
  -----------------------------------------------  -----------      -----------      -----------      -----------
    Revenues ....................................  $   481,921      $   461,219      $ 1,552,513      $ 1,503,029
    Earnings from operations.....................       34,515           41,021          108,797          124,163

Interest expense and income taxes are not reported on an operating segment basis in accordance with the Company's method of internal reporting. A reconciliation of reportable segment earnings from operations to consolidated earnings from operations follows (in thousands):

                                                         Twelve Weeks Ended                 Forty Weeks Ended
                                                   ----------------------------      ----------------------------
                                                     July 6,          July 7,          July 6,          July 7,
                                                      2003             2002             2003             2002
  -----------------------------------------------  -----------      -----------      -----------      -----------
    Earnings from operations.....................  $    34,515      $    41,021      $   108,797      $   124,163
    Qdoba earnings from operations...............          310                -              537                -
                                                   -----------      -----------      -----------      -----------
    Consolidated earnings from operations........  $    34,825      $    41,021      $   109,334      $   124,163
                                                   ===========      ===========      ===========      ===========


11.     NON-CASH INVESTING AND FINANCING ACTIVITIES

The statements of cash flows exclude the following non-cash transactions: (i) the use of sinking fund payments, which were recorded as other current assets as of September 29, 2002 to retire financing lease obligations during 2003; (ii) non-cash proceeds from the Company's financing of a portion of the sale of company-operated restaurants to certain qualified franchisees in both years, included in accounts receivable; and (iii) equipment capital lease obligations of $3.5 million incurred in 2003.

12.     NEW ACCOUNTING PRONOUNCEMENTS

In April 2003, the FASB issued SFAS 149, Amendment of Statement 133 on Derivative Instruments and Hedging Activities, which amends and clarifies accounting for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities under SFAS 133, Accounting for Derivative Instruments and Hedging Activities. SFAS 149 is generally effective for derivative instruments, including derivative instruments embedded in certain contracts, entered into or modified after June 30, 2003 and for hedging relationships designated after June 30, 2003. The adoption of SFAS 149 did not have a material impact on our operating results or financial condition.

                      JACK IN THE BOX INC. AND SUBSIDIARIES
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
             (Dollars in thousands, except share and per share data)


12.     NEW ACCOUNTING PRONOUNCEMENTS (continued)

In May 2003, the FASB issued SFAS 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity. This Statement establishes standards for how to classify and measure certain financial instruments with characteristics of both liabilities and equity. The Statement is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. The adoption of SFAS 150 has not had, and is not expected to have, a material impact on our operating results or financial condition.

In May 2003, the Emerging Issues Task Force released Issue 01-8, Determining Whether an Arrangement Contains a Lease. This Issue requires the reporting of revenue as rental or leasing income that was previously reported as part of product sales or services revenue and applies to new or modified arrangements beginning after May 28, 2003. The adoption of Issue 01-8 did not have a material impact on our operating results or financial condition.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
             CONDITION AND RESULTS OF OPERATIONS

                      JACK IN THE BOX INC. AND SUBSIDIARIES

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS


RESULTS OF OPERATIONS
---------------------

     All comparisons under this heading between 2003 and 2002 refer to the 12-week ("quarter") and the 40-week ("year-to-date") periods ended July 6, 2003 and July 7, 2002, respectively, unless otherwise indicated.

     The Company completed its acquisition of Qdoba Restaurant Corporation ("Qdoba"), operator and franchiser of Qdoba Mexican Grill(R), on January 21, 2003. Qdoba's operations have been included since the date of acquisition representing 24 weeks of operations.

     Consolidated company-operated restaurant sales were $444.0 million and $1.42 billion, respectively, in 2003 compared with $428.2 million and $1.40 billion in 2002. The number of JACK IN THE BOX company-operated restaurants increased 2.7% to 1,534 at the end of the quarter from 1,493 restaurants a year ago. Sales at JACK IN THE BOX company-operated restaurants open more than one fiscal year ("same store sales") declined 0.2% and 2.4%, respectively, in 2003 compared with 2002. The upward trend in same store sales in the quarter is primarily attributable to the introduction of a new line of premium salads called Jack's Ultimate SaladsTM. Year-to-date sales were negatively impacted by continued economic weakness in certain key markets, discounting by competitors, poor weather, and soft sales in markets near military installations and border crossings, offset in part by modest selling price increases and the success of new product introductions, as previously mentioned.

     Distribution and other sales, representing distribution sales to certain JACK IN THE BOX and Qdoba franchisees and sales from our fuel and convenience stores ("QUICK STUFF(R)"), increased $6.9 million and $21.2 million, respectively, to $25.9 million and $78.4 million in 2003. Distribution and other sales increased principally as a result of sales increases at our QUICK STUFF locations, primarily due to fuel selling price increases consistent with overall industry trends, and to a lesser extent an increase in the number of QUICK STUFF locations to 13 at the end of the quarter from 12 a year ago. Distribution sales also contributed to the increase in distribution and other sales, increasing slightly primarily due to an increase in the number of JACK IN THE BOX franchised restaurants using our distribution services, as well as to an increase in average sales to those restaurants.

     Franchise rents and royalties increased $2.5 million and $5.6 million, respectively, to $11.8 million and $39.8 million in 2003, primarily reflecting an increase in the number of JACK IN THE BOX franchised restaurants to 386 at the end of the quarter from 347 a year ago. As a percentage of franchise restaurant sales, franchise rents and royalties remained constant at 9.5% in the quarter and 10.7% year-to-date in 2003 and 2002. In 2003, the benefit from increases in minimum rents and royalties due from certain JACK IN THE BOX franchised restaurants was offset by the impact of Qdoba royalties of 5.0% of franchise restaurant sales compared with JACK IN THE BOX combined average rents and royalties of 10.0% and 11.1% of franchise restaurant sales, respectively, in 2003. Qdoba has no leasing arrangements with its franchises, and as such, does not generate any franchise rent revenue. In accordance with Staff Accounting Bulletin 101, franchise percentage rents, which are contingent upon attaining certain annual calendar year sales levels, are not recognized until the period in which the contingency is met. Accordingly, most of our franchise percentage rents are recognized in our first and fourth fiscal quarters.

     Other revenues, principally gains and fees from the conversion of JACK IN THE BOX company-operated restaurants to franchisees, as well as interest income from notes receivable and investments, increased to $6.9 million and $25.4 million, respectively, in 2003 from $4.7 million and $12.9 million in 2002, primarily due to our continued strategy of selectively converting JACK IN THE BOX company-operated restaurants to franchises. Franchise gains increased to $5.6 million and $22.1 million, respectively, in 2003 from $4.0 million and $10.8 million in 2002, due to an increase in the number of restaurants converted to 14 and 28, respectively, in 2003 from 5 and 14 in 2002.

     Restaurant costs of sales, which include food and packaging costs, increased to $140.1 million and $437.0 million, respectively, in 2003 from $128.4 million and $426.1 million in 2002. Restaurant costs of sales increased to 31.6% and 30.7% of restaurant sales, respectively, in 2003 from 30.0% and 30.5% in 2002, primarily due to higher beef and produce commodity costs, and the initial rollout of Jack's Ultimate SaladsTM in the quarter, which were offset in part by certain margin improvement initiatives and modest selling price increases.

     Restaurant operating costs grew with the addition of company-operated restaurants to $230.6 million and $748.8 million, respectively, in 2003 from $216.8 million and $713.1 million in 2002. As a percentage of restaurant sales, operating costs increased to 51.9% and 52.7%, respectively, in 2003 from 50.6% and 51.0% in 2002. The percentage increases in 2003 are primarily due to higher workers' compensation insurance expenses, increases in occupancy costs on newer restaurants whose sales have not yet matured, increased costs related to our new point of sale system and reduced leverage on fixed costs due to a decline in per store average sales at company-operated restaurants. These cost increases were offset in part by decreases in incentive compensation and intangibles amortization expense. The reduction in intangibles amortization expense in 2003 is attributable to the reclassification of our trading area rights to goodwill, which is no longer amortizable per the provisions of SFAS 142, Goodwill and Other Intangible Assets, which was adopted at the beginning of fiscal year 2003. The previously mentioned increases in workers' compensation insurance costs and costs associated with the new point of sale system are expected to continue to increase in the next fiscal year.

     Costs of distribution and other sales increased to $25.3 million and $76.6 million, respectively, in 2003 from $18.5 million and $55.6 million in 2002, primarily reflecting an increase in the related sales. As a percentage of distribution and other sales, these costs increased to 97.5% and 97.7%, respectively, in 2003 from 97.1% and 97.3% in 2002, primarily due to a change in our fuel pricing strategy designed to achieve higher sales volumes at certain QUICK STUFF locations. Continuing reductions in QUICK STUFF labor costs and other profit improvement initiatives partially offset the impact of lower fuel margins. Distribution margins also decreased, although slightly, primarily due to additional costs incurred in connection with the initial rollout of Jack's Ultimate SaladsTM.

     Franchise restaurant costs, which consist principally of rents and depreciation on properties leased to franchisees and other administrative costs, increased to $6.2 million and $19.4 million, respectively, in 2003 from $5.2 million and $17.0 million in 2002, primarily reflecting an increase in the number of franchised restaurants. As a percentage of franchise restaurant sales, these costs declined to 4.9% and 5.2%, respectively, in 2003 from 5.4% and 5.3% a year ago. The inclusion of Qdoba franchise operations resulted in the favorable percentage decline in the quarter and year-to-date. The year-to-date percentage improvement was moderated by slight increases in fixed costs, primarily rents, as a percentage of lower average sales at JACK IN THE BOX franchise-operated restaurants.

     Selling, general and administrative ("SG&A") expenses increased to $51.6 million and $174.2 million, respectively, in 2003 from $51.3 million and $167.0 million in 2002. As a percentage of revenues, SG&A expenses improved to 10.6% in the quarter from 11.1% a year ago, and year-to-date remained constant at 11.1%. The favorable percentage decline in the quarter is primarily due to a decrease in bonus expense, cost reductions from profit improvement initiatives and higher other revenues which more than offset higher pension costs and the reduced leverage from softer sales. Year-to-date, higher pension costs and the reduced leverage from softer JACK IN THE Box sales were mitigated by the benefit provided from higher other revenues and cost reductions from profit improvement initiatives. Pension costs have increased due to declines in discount rates and in the return on plan assets and are expected to continue to increase in the next fiscal year.

     Interest expense increased to $5.5 million and $19.6 million, respectively, in 2003 from $5.1 million and $17.6 million in 2002. Increased borrowings from the acquisition of Qdoba and common stock repurchases in 2003 contributed to the increase in both periods in 2003. Costs associated with the early retirement of our high interest rate financing lease obligations also contributed to the year-to-date increase in interest expense.

     The income tax provisions for 2003 and 2002 reflect projected annual tax rates of 36.2% and 35.2% of pretax earnings, respectively. The fiscal 2002 income tax provision was subsequently adjusted to the effective annual rate of 33.9% of pretax earnings. The lower income tax rates result from the favorable resolutions of long-standing tax matters in both years. The final 2003 annual tax rate cannot be determined until the end of the fiscal year; therefore, the actual rate could differ from our current estimates.

     Net earnings were $19.8 million in the quarter, or $.54 per diluted share, in 2003 compared to $24.2 million, or $.60 per diluted share, in 2002. Year-to-date net earnings were $57.3 million, or $1.54 per diluted share, in 2003 compared to $69.1 million, or $1.72 per diluted share, in 2002.

LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

     General. Cash and cash equivalents increased $4.7 million to $10.3 million at July 6, 2003 from $5.6 million at the beginning of the fiscal year. We expect to maintain low levels of cash and cash equivalents, reinvesting available cash flows from operations to develop new or enhance existing restaurants and reducing borrowings under the revolving credit facility.

     Financial Condition. Our working capital deficit decreased $124.9 million to $96.0 million at July 6, 2003 from $220.9 million at September 29, 2002, primarily due to the reclassification of our revolving credit facility to long-term debt and the repayment of our financing lease obligations in January 2003. The Company and the restaurant industry in general maintain relatively low levels of accounts receivable and inventories, and vendors grant trade credit for purchases such as food and supplies. We also continually invest in our business through the addition of new units and refurbishment of existing units, which are reflected as long-term assets and not as part of working capital. At the end of the quarter, our current ratio (current assets divided by current liabilities) increased to .6 to 1 compared with .3 to 1 at the beginning of the year, primarily due to the credit facility reclassification and financing lease obligations repayment discussed above.

     On January 22, 2003, we replaced our existing revolving credit facility, due to expire March 31, 2003, with borrowings under a new senior credit facility. Our new credit facility provides borrowings in the aggregate amount of $350 million and is comprised of: (i) a $200 million revolving credit facility maturing on January 22, 2006 with an initial rate of London Interbank Offered Rate ("LIBOR") plus 2.25% and (ii) a $150 million term loan maturing on July 22, 2007 with an initial rate of LIBOR plus 3.25%. This new credit facility requires the payment of an annual commitment fee based on the unused portion of the credit facility. The annual commitment rate and the credit facility's interest rates are based on a financial leverage ratio, as defined in the credit agreement. To secure our respective obligations under the new credit facility, the Company and certain of its subsidiaries granted liens on substantially all personal property assets. Under certain circumstances, the Company and each of its certain subsidiaries will be required to grant liens in certain real property assets to secure their respective obligations under the new credit facility. Additionally, certain of our real and personal property secure other indebtedness of the Company. At July 6, 2003, we had borrowings of $6.5 million and letters of credit outstanding of $27.3 million under our revolving credit facility.

     We are subject to a number of customary covenants under our various debt instruments, including limitations on additional borrowings, acquisitions, loans to franchisees, capital expenditures, lease commitments and dividend payments, as well as requirements to maintain certain financial ratios, cash flows and net worth. As of July 6, 2003, we were in compliance with all covenants.

     Total debt outstanding increased to $303.4 million at July 6, 2003 from $249.6 million at the beginning of the fiscal year, primarily reflecting our acquisition of Qdoba which was funded by borrowings under our new credit facility.

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

     In December 1999 and fiscal 2002, our Board of Directors authorized the repurchase of our outstanding common stock in the open market for an aggregate amount not to exceed $90 million. The Company did not repurchase any Jack in the Box common stock during the third quarter of 2003. From the initiation of the share repurchase program in 1999 through July 6, 2003, we acquired 4,115,853 shares at an aggregate cost of $90 million, and have no repurchase availability remaining. The stock repurchase program was intended to increase shareholder value and offset the dilutive effect of stock option exercises.

     On January 21, 2003, we acquired Qdoba, operator and franchiser of Qdoba Mexican Grill(R), for approximately $45 million in cash. The primary assets acquired include $8.2 million in net property and equipment and other long-term assets, $18.0 million in intangible assets and $23.6 million in goodwill. Qdoba operates in the fast-casual segment of the restaurant industry and, as of the July 6, 2003, operated or franchised 98 restaurants in 19 states. This acquisition is consistent with the Company's long-term strategy to transition from a regional quick-service restaurant chain to a national restaurant company.

     Capital Expenditures. Year-to-date capital expenditures were $77.1 million in 2003, down from $90.7 million in 2002 primarily due to a decrease in new restaurant expenditures, reflecting a reduction in the number of new restaurant openings to 63 in 2003 from 78 a year ago. Also contributing to the decrease in capital expenditures was an increase in the portion of new restaurant properties being leased rather than purchased due to changes in financing market terms.

     We plan to spend approximately $125 million on capital expenditures and incur capital lease obligations of approximately $10 million during fiscal year 2003 compared with the $182 million total amount originally estimated in our 2002 Annual Report on Form 10-K filed with the SEC. The projected estimate decrease reflects our current plan to lease a greater portion of our new company-operated restaurants rather than purchase such locations.

     Pension Funding. Due to the downturn in the equity markets over the past year, the market value of our pension plan assets have declined, and lower interest rates have caused our accumulated benefit plan obligation to increase during 2003. A minimum pension liability adjustment is required when the accumulated benefit obligation exceeds the fair value of plan assets at the measurement date. Based upon current plan asset values and anticipated contributions through the measurement date, as well as reductions in our discount rate and long-term return on asset assumptions to reflect current market conditions, we anticipate we will be required to recognize an additional minimum pension liability at September 28, 2003, resulting in an additional charge to other comprehensive income. Final determination of the minimum pension liability adjustment is in process based on pension plan data as of the measurement date, which was June 30, 2003.

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

     We do not have material related party transactions or off-balance sheet arrangements, other than our operating leases. We do not enter into commodity contracts for which market price quotations are not available. Furthermore, we are not aware of any other factors, which are reasonably likely to affect our liquidity, other than those disclosed as risk factors in our Form 10-K filed with the SEC. While we expect certain operating expenses, including pension, workers' compensation insurance, medical benefits and occupancy costs, to rise, we believe that there are sufficient funds available from operations, our existing credit facility and the sale and leaseback of restaurant properties to accommodate the Company's future growth.

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

     In January 2003, the FASB issued Interpretation 46, Consolidation of Variable Interest Entities - an interpretation of Accounting Research Bulletin No. 51 which requires companies that control another entity through interests other than voting interests to consolidate the controlled entity. This Interpretation applies immediately to variable interest entities created after January 31, 2003. For variable interest entities that existed prior to February 1, 2003, the requirements of this Interpretation are effective for the first fiscal year or interim period beginning after June 15, 2003. The Company is currently assessing the impact, if any, that Interpretation 46 will have on its consolidated financial statements, including an evaluation of the Company's marketing funds. If it is determined that the consolidation of these funds is required under this Interpretation, such consolidation is not expected to have a material impact on our annual operating results.


CAUTIONARY STATEMENTS REGARDING FORWARD-LOOKING STATEMENTS
----------------------------------------------------------

     This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of the federal securities law. These forward-looking statements are principally contained in the sections captioned, Notes to Unaudited Consolidated Financial Statements, Results of Operations and Liquidity and Capital Resources. Statements regarding our continuing investment in new restaurants and refurbishment of existing facilities, expectations regarding our effective tax rate, future pension costs, anticipated capital expenditures and capital lease obligations, future estimated intangibles amortization expense, expectations regarding any liability that may result from claims and actions filed against us, our future financial performance, our sources of liquidity, uses of cash and sufficiency of our cash flows are forward-looking statements. Forward-looking statements are generally identifiable by the use of the words "anticipate," "assume," "believe," "estimate," "seek," "expect," "intend," "plan," "project," "may," "will," "would," and similar expressions. Forward-looking statements are based on management's current plans and assumptions and are subject to known and unknown risks and uncertainties which may cause actual results to differ materially from expectations. The following is a discussion of some of those factors.

     There is intense competition in the quick service restaurant industry with respect to market share, restaurant locations, labor, and menu and product development. The quick service restaurant segment itself faces competitive pressures from the emerging "quick-casual" and sandwich chains. The Company competes primarily on the basis of quality, variety and innovation of menu items, service, brand, convenience and price against several larger national and international chains with potentially significantly greater financial resources. The Company's results depend upon the effectiveness of its strategies as compared to its competitors, and can be adversely affected by aggressive competition from numerous and varied competitors in all areas of business, including new product introductions, advertising, promotions and discounting. In addition, restaurant sales can be affected by factors, including but not limited to, demographic changes, consumer preferences, tastes and spending patterns, perceptions about the health and safety of food products and severe weather conditions. With approximately 40% of its restaurants in California, JACK IN THE BOX restaurant sales can be significantly affected by demographic changes, adverse weather, economic and political conditions and other significant events in California. The downturn in the national economy was a significant contributor to soft sales trends experienced by the Company and several of its competitors; there can be no assurance as to whether the downturn in the economy will recur or that earnings will not be materially affected. Because a large majority of its restaurants are company-operated, the Company's earnings are more sensitive to declining unit sales and increasing costs than majority franchised chains. The quick service restaurant industry is mature, with significant chain penetration. There can be no assurances that the Company's growth objectives in the regional domestic markets in which it operates restaurants and convenience stores will be met or that the new facilities will be profitable. Anticipated and unanticipated delays in development, sales softness and restaurant closures may have a material adverse effect on the Company's results of operations. The development and profitability of restaurants can be adversely affected by many factors including the ability of the Company and its franchisees to select and secure suitable sites on satisfactory terms, the availability of financing and general business and economic conditions. The realization of gains from our program of selective sales of company-operated restaurants to existing and new franchisees depends upon various factors including failure of the market for our franchises to develop as expected, sales trends at franchised restaurants and the financing market and national and regional economic conditions referred to above. The Company has provided financing, for a portion of the purchase price, to certain franchisees who purchased existing restaurants from the Company. There can be no assurance that all such borrowers will make timely payments or ultimately perform on the terms contemplated, or at all. The ongoing success of our selective sale and leaseback of restaurant properties is subject to changes in the economy, credit market, real estate market and the ability of the Company to obtain acceptable prices and terms. Our results of operations can also be adversely affected by changes in commodity prices or supply shortages, higher costs associated with a new POS system and other new technologies, the high cost of energy and potential power outages, increasing occupancy and insurance costs, including the possibility of increased workers compensation costs resulting from changes in the rate and amount of estimated claims, interest rates, inflation, recession and other factors over which the Company has no control, including the possibility of increased pension expense and contributions resulting from continued declines in interest rates and stock market returns. In January 2003, the Company completed its acquisition of Qdoba Restaurant Corporation, a fast-casual restaurant chain. The Company may not successfully integrate or fully realize the potential benefits or synergies of this or other acquisition transactions. Other factors that can cause actual results to differ materially from expectations include the unpredictable nature of litigation, including strategies and settlement costs; changes in accounting standards, policies and practices; new legislation and governmental regulation; potential variances between estimated and actual liabilities; and the possibility of unforeseen events affecting the industry in general.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS

     Our primary exposure relating to financial instruments is to changes in interest rates. Our credit facility, which is comprised of a revolving credit facility and a term loan, bears interest at an annual rate equal to the prime rate or the LIBOR plus an applicable margin based on a financial leverage ratio. The majority of the credit facility borrowings are LIBOR based. As of July 6, 2003, our applicable margin for the LIBOR based revolving loans and term loan was set at 2.25% and 3.25%, respectively. A hypothetical 100 basis point increase in short-term interest rates, based on the outstanding balance of our revolving credit facility and term loan at July 6, 2003, would result in a reduction of $1.6 million in annual pretax earnings.

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

     We are also exposed to the impact of commodity and utility price fluctuations related to unpredictable factors such as weather and various other market conditions outside our control. Our ability to recover increased costs through higher prices is limited by the competitive environment in which we operate. From time-to-time we enter into futures and option contracts to manage these fluctuations. We had no significant open futures and option contracts at July 6, 2003.

     At July 6, 2003, we had no other material financial instruments subject to significant market risk exposure.

ITEM 4.  CONTROLS AND PROCEDURES

     Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we evaluated the effectiveness of our disclosure controls and procedures, as such term is defined under Rules 13a-15(e) and 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended. Based on this evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective as of the end of the period covered by this quarterly report.

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

ITEM 6.         EXHIBITS AND REPORTS ON FORM 8-K
ITEM 6 (a).     Exhibits
                --------

Number     Description
------     -----------
3.1        Restated Certificate of Incorporation, as amended(7)
3.2        Amended and Restated Bylaws(13)
4.1        Indenture  for   the  8 3/8%  Senior  Subordinated  Notes due 2008(6)
             (Instruments with respect to the registrant's long-term debt not in excess of 10% of the total assets of the registrant and its
             subsidiaries  on  a  consolidated   basis  have  been  omitted. The
             registrant agrees to furnish supplementally a copy of any such instrument to the Commission upon request.)
4.2        Shareholder Rights Agreement(3)
10.1       Credit  Agreement dated  as of  January 22, 2003 by and among Jack in the Box Inc. and the lenders named therein(12)
10.2       Purchase  Agreements  dated as of January 22, 1987 between Foodmaker,
             Inc. and FFCA/IIP 1985 Property Company and FFCA/IIP 1986 Property Company(1)
10.3       Land  Purchase  Agreements  dated  as of  February  18, 1987  by  and between Foodmaker, Inc. and FFCA/IPI 1984 Property Company and FFCA/IPI 1985 Property Company and Letter Agreement relating thereto(1)
10.4.1     Amended and Restated 1992 Employee Stock Incentive Plan(4)
10.4.2     Jack in the Box Inc. 2002 Stock Incentive Plan(10)
10.5       Capital Accumulation Plan for Executives(9)
10.5.1     First   Amendment   dated  as  of  August  2, 2002  to   the  Capital
             Accumulation Plan for Executives(11)
10.6       Supplemental Executive Retirement Plan(9)
10.6.1     First  Amendment  dated  as  of  August 2, 2002  to the  Supplemental
             Executive Retirement Plan(11)
10.7       Performance Bonus Plan(8)
10.8       Deferred Compensation Plan for Non-Management Directors(2)
10.9       Amended and Restated Non-Employee Director Stock Option Plan(7)
10.10      Form of Compensation and Benefits Assurance Agreement for Executives
             (5)
10.11      Form  of  Indemnification  Agreement between Jack in the Box Inc. and certain officers and directors(11)
10.12      Consent Agreement(11)
10.13      Executive Deferred Compensation Plan(13)
10.14      Form of Restricted Stock Award for certain executives(13)
10.14(a)   Schedule of Restricted Stock Awards
10.15      Executive  Agreement  between  Jack  in  the Box  Inc.  and  Gary  J.
             Beisler,   President  and   Chief   Executive   Officer  of   Qdoba
             Restaurant Corporation (14)
31.1       Certification of Chief Executive  Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2       Certification  of  Chief  Financial  Officer  pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1       Certification  of  Chief  Executive  Officer  pursuant to  18  U.S.C.
             Section  1350,  as  adopted   pursuant  to  Section  906  of  the
             Sarbanes-Oxley Act of 2002
32.2       Certification  of  Chief  Financial  Officer  pursuant to  18  U.S.C.
             Section  1350,   as  adopted   pursuant  to  Section   906  of  the
             Sarbanes-Oxley Act of 2002
----------

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

(6) Previously filed and incorporated herein by reference from registrant's Quarterly Report on Form 10-Q for the quarter ended April 12, 1998.
(7) Previously filed and incorporated herein by reference from registrant's Annual Report on Form 10-K for the fiscal year ended October 3, 1999.
(8) Previously filed and incorporated herein by reference from registrant's Definitive Proxy Statement dated January 19, 2001 for the Annual Meeting of Stockholders on February 23, 2001.
(9) Previously filed and incorporated herein by reference from registrant's Annual Report on Form 10-K for the fiscal year ended September 30, 2001.
(10) Previously filed and incorporated herein by reference from the registrant's Definitive Proxy Statement dated January 18, 2002 for the Annual Meeting of Stockholders' on February 22, 2002.
(11) Previously filed and incorporated herein by reference from registrant's Annual Report on Form 10-K for the fiscal year ended September 29, 2002.
(12) Previously filed and incorporated by reference from registrant's current report on Form 8-K dated January 22, 2003.
(13) Previously filed and incorporated herein by reference from registrant's Quarterly Report on Form 10-Q for the quarter ended January 19, 2003.
(14) Previously filed and incorporated herein by reference from registrant's Quarterly Report on Form 10-Q for the quarter ended April 13, 2003.



ITEM 6(b).    Form 8-K.
              ---------

     We filed the following reports on Form 8-K with the Securities and Exchange Commission during the third quarter ended July 6, 2003: On May 14, 2003, we filed a report on Form 8-K containing an earnings release that reported results of operations for the quarter ended April 13, 2003.

                                    SIGNATURE
                                    ---------

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized and in the capacities indicated.


                                                 JACK IN THE BOX INC.


                                          By:    /s/JOHN F. HOFFNER
                                                 ------------------------------
                                                 John F. Hoffner
                                                 Executive Vice President,
                                                 and Chief Financial Officer
                                                 (Principal Financial Officer)
                                                 (Duly Authorized Signatory)


Date: August 20, 2003