Form 10-K
period 2003-09-28
JACK IN THE BOX INC /NEW/
filed 2003-12-16
CIK 807882

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                    FORM 10-K
[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
    OF 1934

                  FOR THE FISCAL YEAR ENDED September 28, 2003
                                            ------------------

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

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

     Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act).

                                   Yes X     No
                                      ---      ---

The aggregate market value of the common stock held by non-affiliates of the registrant, computed by reference to the closing price reported in the New York Stock Exchange - Composite Transactions as of April 13, 2003, was approximately $470.7 million.

     Number of shares of common stock, $.01 par value, outstanding as of the close of business December 12, 2003 - 36,306,285.


                       DOCUMENTS INCORPORATED BY REFERENCE

     Portions of the Proxy Statement to be filed with the Securities and Exchange Commission in connection with the 2004 Annual Meeting of Stockholders are incorporated by reference into Part III hereof.

                              JACK IN THE BOX INC.

                                TABLE OF CONTENTS



                                     PART I
                                                                            Page
                                                                            ----
Item 1.   Business..........................................................   3

Item 2.   Properties........................................................  15

Item 3.   Legal Proceedings.................................................  16

Item 4.   Submission of Matters to a Vote of Security Holders...............  16


                                     PART II

Item 5.   Market for Registrant's Common Equity and Related Stockholder
            Matters.........................................................  17

Item 6.   Selected Financial Data...........................................  18

Item 7.   Management's Discussion and Analysis of Financial Condition and
            Results of Operations...........................................  19

Item 7A.  Quantitative and Qualitative Disclosures About Market Risk........  25

Item 8.   Financial Statements and Supplementary Data.......................  25

Item 9.   Changes in and Disagreements with Accountants on Accounting and
            Financial Disclosure............................................  25

Item 9A.  Controls and Procedures...........................................  25


                                    PART III

Item 10.  Directors and Executive Officers of the Registrant................  26

Item 11.  Executive Compensation............................................  26

Item 12.  Security Ownership of Certain Beneficial Owners and Management....  26

Item 13.  Certain Relationships and Related Transactions....................  26

Item 14.  Principal Accounting Fees and Services............................  26


                                     PART IV

Item 15.  Exhibits, Financial Statement Schedules, and Reports on Form 8-K..  27

                                     PART I

ITEM 1.  BUSINESS
         --------

The Company

     Overview. Jack in the Box Inc. (the "Company") owns, operates and franchises JACK IN THE BOX(R) quick-service hamburger restaurants and Qdoba Mexican Grill(R) ("Qdoba") fast-casual restaurants. In fiscal 2003, we generated total revenues of $2.1 billion. As of September 28, 2003, the JACK IN THE BOX system included 1,947 restaurants, of which 1,553 were company-operated and 394 were franchise-operated. JACK IN THE BOX restaurants are located primarily in the western and southern United States. Based on the number of units, JACK IN THE BOX is the second or third largest quick-service hamburger chain in most of its major markets. As of September 28, 2003, the Qdoba Mexican Grill system included 111 fast-casual restaurants in 22 states, of which 34 were company-operated and 77 were franchise-operated.

     Background. The first JACK IN THE BOX restaurant, which offered only drive-thru service, opened in 1951. By 1968, the JACK IN THE BOX chain had expanded its operations to approximately 300 restaurants. After the Company was purchased in 1968 by Ralston Purina Company, a major expansion program was initiated in an effort to penetrate the eastern and midwestern markets, and by 1979 business had grown to over 1,000 units. In 1979, the Company decided to divest 232 restaurants in the east and midwest to concentrate its efforts and resources in the western and southwestern markets, which were believed to offer the greatest growth and profit potential at that time. In 1985, a group of private investors acquired the Company and, in 1987, a public offering of common stock was completed. In 1988, the outstanding publicly-held shares were acquired by private investors through a tender offer. In 1992, a recapitalization was completed that included a public offering of common stock and indebtedness. Since that time, we have continued to grow, primarily through the addition of new company-operated restaurants, and we entered new markets in the Southeast beginning in 1999. In addition, to supplement our core growth and balance the risk associated with growing solely in the highly competitive quick-service hamburger ("QSR") segment of the restaurant industry, on January 21, 2003, we acquired Qdoba Restaurant Corporation, operator and franchiser of Qdoba Mexican Grill, expanding our growth opportunities into the fast-casual restaurant segment.

     Strategic Plan. Our business plan to transition the Company from a regional quick-service restaurant chain to a national restaurant company has evolved in the current year to address trends related to the economy, competition and consumer expectations, and include as its primary focus the re-invention of the JACK IN THE BOX brand during the next three to five years. Also comprising a significant component of our business plan is our multifaceted growth strategy, which includes growing our restaurant base, increasing our franchising activities, expanding our proprietary QUICK STUFF(R) convenience store concept and continuing to grow Qdoba. We intend to remain flexible in our strategies to grow the business in our pursuit of long-term increases in shareholder value.

     Operating Strategy - Brand Re-invention. We believe that brand re-invention will clearly differentiate us from our competition and make JACK IN THE BOX a preferred brand by offering customers a better restaurant experience than typically found in the QSR segment today. Brand re-invention will include changes to the following aspects of the restaurant experience:

o    Better  Food.  We  believe  that  product   innovation  and  our  focus  on
     higher-quality products will further differentiate our menu from our competitors, strengthen our brand and increase our appeal to a broader consumer audience. In support of these initiatives, in fiscal 2003, we successfully introduced Jack's Ultimate SaladsTM, a new line of premium entree salads and recently launched Classics on a Roll, which includes two new premium products, our Roasted Turkey Sandwich and Ultimate Club
     Sandwich, served on a hearth-baked roll. We have also been working in collaboration with renowned culinary experts to develop new premium products for fiscal year 2004 and beyond, including a line of gourmet burgers and chicken sandwiches. In addition to adding new products to our product line, we have also undertaken a product deletion initiative intended to refocus the menu on higher profit products that simplify kitchen procedures and produce higher margins. We are also on course with our new Innovation Center expected to open next summer. The Innovation Center will unite research and development with product marketing and other key support functions, with the goal of bringing its products to market more rapidly.

o Improved Service. The next major aspect of brand re-invention involves enhancements to the quality of our service. Our plan to enhance customer service includes the implementation of computer-based training in our restaurants, new recruiting tools and an improved mystery guest program, which will improve our ability to assess the consumers' view of the restaurant. In line with these efforts to improve guest service, we are nearing completion of the rollout of our new point-of-sale ("POS") system which permits credit and debit purchases, resulting in higher check averages. Our new POS system cuts down on transaction processing times, while providing our customers with more convenient payment alternatives.

o Re-Imaged Restaurants. The third important element of brand re-invention is the renovation of the restaurant facility. Working with a prominent branding and design firm, we have developed unique and proprietary, interior and exterior, design schemes that will more fully incorporate our fictional founder "Jack", into the restaurant experience. As the center of our award-winning advertising campaign, Jack has been instrumental in delivering our message of product quality, innovation and value to our consumers. We are also in the process of designing and developing a new prototype restaurant, which will reflect these new design schemes.

     With approximately 80% of our restaurants company-owned, we believe that we are in an excellent position to execute our brand re-invention strategy quickly while maintaining quality and consistency in our restaurant operations. We plan to test brand re-invention with the opening of two "concept" stores in San Diego, California and the conversion of two existing markets by the end of fiscal year 2004.

     Growth Strategy. Our growth strategy is multifaceted and includes the following components: (i) developing new company-operated restaurants; (ii) expanding our unique convenience store concept, QUICK STUFF, a full-service convenience store on a site shared with a full-sized JACK IN THE BOX restaurant and a branded fuel station; (iii) expanding our franchising activities; and (iv) growing Qdoba, our new fast-casual subsidiary. During the next two years, in an effort to focus heavily on re-inventing our core business and to conserve capital, we will slow our growth of new company-operated restaurants and plan not to actively pursue additional restaurant concepts for acquisition.

o Company Restaurant Growth. We opened 90 new company-operated restaurants in fiscal 2003, including six restaurants shared with a QUICK STUFF store and fuel station. We believe our convenience store concept provides a strong unit economic model and allows for increased penetration of existing markets by providing additional site development flexibility in unique locations where there is less competition. Fiscal year 2003 restaurant growth was primarily in existing markets, as we continue to see opportunities to increase our market penetration, and intend to leverage media, supervision, and food delivery costs.

o Franchise Restaurant Growth. To improve margins and returns on capital over time, our business model includes increasing the use of franchising as we continue to grow the Company. Selective franchising will also enable us to assume less financial risk and re-deploy proceeds into brand re-invention. We have made strides in expanding our franchising activities as we continued our selective conversion of company-operated restaurants to franchises. We converted 36 JACK IN THE BOX restaurants in fiscal 2003 and signed development agreements for the development of 18 new franchised restaurants. Through continued conversions and new development agreements, we intend to increase the percentage of franchised restaurants in the system over the next several years to approximately 35% from approximately 20% at September 28, 2003.

o Expansion of Qdoba. We will continue to actively grow our new fast-casual subsidiary. With a substantial number of new stores in its development pipeline and double-digit increases in systemwide sales, at restaurants open more than one year, in 2003 and 2002, Qdoba is well on its way to becoming a national brand and a leader in the fastest-growing segment of the restaurant industry.

Restaurant Concepts

     JACK IN THE BOX. JACK IN THE BOX restaurants offer a broad selection of distinctive, innovative products targeted primarily at the adult fast-food consumer. The JACK IN THE BOX menu features a variety of hamburgers, salads, specialty sandwiches, tacos, drinks and side items. Hamburgers, including the signature Jumbo Jack(R), Sourdough Jack(R) and Ultimate Cheeseburger, accounted for approximately 30% of our restaurant sales in fiscal 2003. JACK IN THE BOX restaurants also offer a line of premium entree salads and sandwiches to appeal to a broader customer base, including more women and consumers older than our traditional target of men 18-34 years old and value-priced products, known as "Jack's Value Menu," to compete against price-oriented competitors and because value is important to certain fast-food customers. We believe that our distinctive menu has been instrumental in developing brand loyalty and is appealing to customers with a broad range of food preferences. Furthermore, we believe that, as a result of our diverse menu, our restaurants are less dependent than other quick-service chains on the commercial success of one or a few products.

     The JACK IN THE BOX restaurant chain was the first to develop and expand the concept of drive-thru only restaurants. In addition to drive-thru windows, most of our restaurants have seating capacities ranging from 20 to 100 persons and are open 18-24 hours a day. Drive-thru sales currently account for approximately 65% of sales at company-operated restaurants.

     The following table summarizes the changes in the number of company-operated and franchised JACK IN THE BOX restaurants since the beginning of fiscal 1999:
                                                   Fiscal Year
                                  ----------------------------------------------
                                   1999      2000      2001      2002      2003
--------------------------------------------------------------------------------

Company-operated restaurants:
  Opened.......................     115       120       126       100        90
  Sold to franchisees..........       -       (13)      (13)      (22)      (36)
  Closed.......................      (6)       (4)       (2)       (3)       (8)
  Acquired from franchisees....      13        17         9         1         -
  End of period total..........   1,191     1,311     1,431     1,507     1,553
Franchised restaurants:
  Opened.......................       2         1         4         3         3
  Acquired from Company........       -        13        13        22        36
  Closed.......................      (8)        -         -         -         -
  Sold to Company..............     (13)      (17)       (9)       (1)        -
  End of period total..........     326       323       331       355       394
System end of period total.....   1,517     1,634     1,762     1,862     1,947

     Qdoba. Qdoba restaurants offer a broad selection of fresh, high quality "Nouveau-Mexican" food with unique bold tastes. The Qdoba menu fuses traditional Mexican flavors with popular flavors from other cuisines and features a variety of signature burritos, the "Naked Burrito" (a burrito served in a bowl without the tortilla), non-traditional taco salads, 3-cheese nachos and five signature salsas. Qdoba's broad menu allows it to satisfy multiple meal occasions, both dine-in and take-out, for a wide variety of customers. The seating capacity at Qdoba restaurants ranges from 60 to 80 persons including outdoor patio seating availability.

Restaurant Expansion and Site Selection and Design

     Restaurant Expansion. The Company's long-term growth strategy includes continued restaurant expansion. We opened 90 new JACK IN THE BOX company-operated restaurants in fiscal 2003 and intend to open and operate approximately 65 new company-operated restaurants in fiscal year 2004. A slower rate of restaurant growth is forecasted over the next two years in an effort to conserve capital and focus on brand re-invention. Fiscal year 2004 restaurant growth will be in existing markets, as we continue to see opportunities to increase our market penetration, and we intend to leverage media, supervision, and food delivery costs. During the next two years, we will cease expansion activities in the southeast and allow existing restaurants in these markets to more fully mature.

     Of the 65 new JACK IN THE BOX company-operated restaurants forecasted in fiscal year 2004, we plan to combine 15 with our branded convenience store concept, QUICK STUFF. In addition to providing site development flexibility, our branded convenience store concept also provides us with a solid unit economic model, while retaining operating characteristics similar to our core business. As of September 28, 2003, we owned and operated 18 QUICK STUFF stores and estimate that co-branded sites will comprise approximately 20 to 25% of our new Company restaurant growth over the next five years.

     In fiscal year 2003, we opened six new Qdoba company-operated restaurants and plan to open approximately 35 new company-operated restaurants in fiscal year 2004. We remain committed to growing our fast-casual subsidiary and believe that Qdoba has significant expansion potential.

     Site Selection and Design. Site selections for all new restaurants are made after an economic justification analysis and a review of demographic data and other information relating to population density, traffic, competition, restaurant visibility and access, available parking, surrounding businesses and opportunities for market penetration. Restaurants developed by franchisees are built to our specifications on sites which have been approved by us.

     We have developed multiple restaurant prototypes to help reduce costs and improve our flexibility in locating restaurants. Management believes that the flexibility provided by the alternative configurations enables us to match the restaurant configuration with specific economic, demographic and geographic characteristics of a particular site. Typical development costs for new JACK IN THE BOX and Qdoba restaurants ranged from approximately $1.3 million to $1.8 million and $0.4 million to $0.5 million, respectively, during fiscal year 2003. We use lease financing and other means to lower our cash investment in a typical JACK IN THE BOX restaurant to approximately $0.3 million to $0.4 million.

Franchising Program

     JACK IN THE BOX. Our long-term growth strategy also includes the selective expansion of our franchising operations. As of September 28, 2003, franchisees operated 394 restaurants in 7 states. We intend to convert about 20 to 25% of our existing JACK IN THE BOX company-operated restaurants to franchises over the next few years and also plan to add a number of new franchised restaurants through the sale of development agreements. We offer development agreements for construction of one or more new restaurants over a defined period of time and in a defined geographic area. Developers are required to pay a development fee, a portion of which may be credited against franchise fees due for restaurants to be opened in the future. Developers may forfeit such fees and lose their rights to future development if they do not maintain the required schedule of openings.

     The current franchise agreement provides for an initial franchise fee of $50,000 per restaurant, royalties of 5% of gross sales, marketing fees of 5% of gross sales and, in most instances, a 20-year term. Some existing agreements provide for royalties and marketing fees at rates as low as 4%. In connection with the conversion of a company-operated restaurant, the restaurant equipment and the right to do business at that location are sold to the franchisee. The aggregate price is equal to the negotiated fair market value of the restaurant as a going concern, which depends on various factors, including the history of the restaurant, its location and its cash flow potential. In addition, the land and building are leased or subleased to the franchisee at a negotiated rent, generally equal to the greater of a minimum base rent or a percentage of gross sales. The franchisee is required to pay property taxes, insurance and maintenance costs.

     We view our non-franchised JACK IN THE BOX units as a potential resource which, on a selected basis, can be sold to a franchisee, generating additional current cash flow and revenues while still maintaining future cash flows and earnings through franchise rents and royalties. While the ratio of franchised to company-operated restaurants is expected to increase over the next several years as we increase our franchising activities, we still expect to maintain a low ratio relative to our major competitors.

     Qdoba Mexican Grill. As of September 28, 2003, franchisees operated 77 restaurants in 20 states, and we anticipate approximately 70 new franchised restaurants will open in fiscal year 2004. We offer area development agreements for the construction of five to 20 new restaurants over a defined period of time and in a defined geographic area for a development fee, a portion of which may be credited against franchise fees due for restaurants to be opened in the future. If the developer does not maintain the required schedule of openings, they may forfeit such fee and lose their rights to future development. The current franchise agreement provides for an initial franchise fee of $25,000 per restaurant, royalties of 5% of gross sales, marketing fees of up to 2% of gross sales and, in most instances, a 10-year term.

Restaurant Operations

     Restaurant Management. Each restaurant is operated by a Company-employed manager or a franchisee who are directly responsible for the operation of the restaurants, including product quality, service, food handling safety, cleanliness, inventory, cash control and the conduct and appearance of employees. Our restaurant managers attend extensive management training classes involving a combination of classroom instruction and on-the-job training in specially designated training restaurants. Restaurant managers and supervisory personnel train other restaurant employees in accordance with detailed procedures and guidelines using training aids and video equipment available at each location. We are in the process of enhancing the effectiveness of our training by introducing a new, interactive system of computer-based training ("CBT"), which will replace each restaurant's use of videotapes with a touch-screen computer terminal. The CBT technology incorporates audio, video and text, all of which are updated on the computer via satellite technology.

     Area managers supervise restaurant managers and regional vice presidents or regional directors supervise area managers. Under our performance system, regional vice presidents, regional directors, area managers and restaurant managers are eligible for periodic bonuses based on achievement of location
profit,   profit  improvement  and/or  certain  other  operational   performance
standards.

     Customer Satisfaction. We devote significant resources toward ensuring that all restaurants offer quality food and good service. Emphasis is placed on ensuring that ingredients are delivered timely to the restaurants. Restaurant food production systems are continuously developed and improved, and we train our employees to be dedicated to delivering consistently good service. Through our network of distribution, quality assurance, facilities services and restaurant management personnel, including regional vice presidents, area managers and restaurant managers, we standardize specifications for food preparation and service, employee conduct and appearance, and the maintenance and repair of our premises. Operating specifications and procedures are documented in a series of manuals and video presentations. Most JACK IN THE BOX restaurants receive approximately four quality, food safety and cleanliness inspections and 26 "Mystery Guest" audits each year. Qdoba restaurants receive at least three quality, food safety and cleanliness inspections each year.

Quality Assurance

     Our "farm-to-fork" food safety and quality assurance program is designed to maintain high standards for the food products and food preparation procedures used by company-operated and franchised restaurants. We maintain product specifications and approve product sources. We have a comprehensive, restaurant-based Hazard Analysis & Critical Control Points ("HACCP") system for managing food safety and quality. HACCP combines employee training, testing by suppliers, and detailed attention to product quality at every stage of the food preparation cycle. Our HACCP program has been recognized as a leader in the industry by the USDA, FDA and the Center for Science in the Public Interest

     In addition to our HACCP system, Jack in the Box uses ServSafe(R), a nationally recognized food-safety training and certification program administered in partnership with the National Restaurant Association. All restaurant managers and grill employees receive special grill certification training and are certified annually.

Purchasing and Distribution

     We provide purchasing, warehouse and distribution services for all JACK IN THE BOX company-operated and approximately one-third of our franchise-operated restaurants. The remaining JACK IN THE BOX franchisees participate in a purchasing cooperative they formed in 1996 and contract with another supplier for distribution services. As of September 28, 2003, we also provided these services to approximately 50 Qdoba restaurants. The remaining Qdoba restaurants purchase product from approved suppliers and distributors. Some products, primarily dairy and bakery items, are delivered directly by approved suppliers to both company-operated and franchised restaurants.

     Regardless of whether we provide distribution services to a restaurant or not, we ensure that all suppliers meet our strict HACCP program standards previously discussed. The primary commodities purchased by the restaurants are beef, poultry, pork, cheese and produce. We monitor the primary commodities we purchase in order to minimize the impact of fluctuations in price and availability, and make advance purchases of commodities when considered to be advantageous. However, certain commodities still remain subject to price fluctuations. All essential food and beverage products are available, or can be made available, upon short notice from alternative qualified suppliers.

Information Systems

     We have centralized financial and accounting systems for company-operated restaurants, which we believe are important in analyzing and improving profit margins and accumulating marketing information for analysis. JACK IN THE BOX restaurants use a specially designed computerized reporting and cash register system which is being converted to a new touch screen POS system intended to improve speed of service, allow us to accept debit and credit cards and to decrease employee training time. All company-operated restaurants have been equipped with this new POS system as of December 2003. We are also introducing a new interactive computer-based training system in our JACK IN THE BOX restaurants, scheduled to be installed in all company-operated restaurants by mid-April. This system incorporates audio, video and text components and will be the standard for new hire training and periodic workstation re-certifications. Qdoba restaurants use POS software with touch screens, accept debit and credit cards at all company-owned locations and use back-of-the-restaurant software to control purchasing, inventory, food and labor costs. These software products have been customized to meet Qdoba's operating standards.

Advertising and Promotion

     The Company builds brand awareness through its marketing and advertising programs and activities. These activities are supported primarily by contractual contributions from all company and franchised restaurants based on a percentage of sales. We use regional and local campaigns on television, radio and print media to advertise restaurant products, promote brand awareness and attract customers.

Employees

     At September 28, 2003, we had approximately 45,730 employees, of whom approximately 43,470 were restaurant employees, 690 were corporate personnel, 430 were distribution employees and 1,140 were field management and administrative personnel. Employees are paid on an hourly basis, except restaurant managers, operations and corporate management, and certain administrative personnel. A majority of our restaurant employees are employed on a part-time, hourly basis to provide services necessary during peak periods of restaurant operations.

     We have not experienced any significant work stoppages and believe our labor relations are good. In fact, during the last three years we have realized steady improvements in our hourly restaurant employee retention rate, and crew turnover is currently at its lowest level in recent history. We support our employees, including part-time workers, by offering competitive wages, competitive benefits, including a pension plan and medical insurance for all of our employees meeting certain requirements, and discounts on dining. We attempt to motivate and retain our employees by providing them with opportunities for increased responsibilities and advancement, as well as performance-based cash incentives tied to sales, profitability and certain qualitative measures.

Executive Officers

     The following table sets forth the name, age (as of December 31, 2003) and position of each person who is an executive officer of Jack in the Box Inc.:

Name                   Age  Positions
----                   ---  ---------
Robert J. Nugent ...... 62  Chairman of the Board and Chief Executive Officer
Linda A. Lang.......... 45  President, Chief Operating Officer and Director
John F. Hoffner........ 56  Executive Vice President and Chief Financial Officer
Lawrence E. Schauf..... 58  Executive Vice President and Secretary
Carlo E. Cetti......... 59  Senior Vice President, Human Resources and
                              Strategic Planning
William F. Motts....... 60  Senior Vice President, Restaurant Development
Paul L. Schultz........ 49  Senior Vice President, Operations and Franchising
David M. Theno, Ph.D... 53  Senior Vice President, Quality and Logistics
Pamela S. Boyd......... 48  Vice President, Financial Planning and Analysis
Stephanie E. Cline..... 58  Vice President, Chief Information Officer
Terri F. Graham........ 38  Vice President, Marketing
Jerry P. Rebel......... 46  Vice President, Controller
Harold L. Sachs........ 58  Vice President, Treasurer
Karen B. Bachmann...... 52  Vice President, Corporate Communications
Gary J. Beisler........ 47  Chief Executive Officer and President,
                              Qdoba Restaurant Corporation

     Mr. Nugent has been Chairman of the Board since February 2001 and Chief Executive Officer since April 1996. Mr. Nugent assumed the title of President effective January 1, 2003 until November 7, 2003 upon Ms. Lang's promotion to President. He was President from April 1996 to February 2001 and Executive Vice President from February 1985 to April 1996. He has been a director since February 1988. Mr. Nugent has 24 years of experience with the Company in various executive and operations positions.

     Ms. Lang was promoted to President and Chief Operating Officer effective November 7, 2003. She was Executive Vice President from July 2002 to November 2003, Senior Vice President, Marketing from May 2001 to July 2002, Vice President and Regional Vice President, Southern California Region from April 2000 to May 2001, Vice President, Marketing from March 1999 to April 2000 and Vice President, Products, Promotions and Consumer Research from February 1996 until March 1999. Ms. Lang has 16 years of experience with the Company in various marketing, finance and operations positions.

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

     Mr. Cetti has been Senior Vice President, Human Resources and Strategic Planning since July 2002. From October 1995 to July 2002, he was Vice President, Human Resources and Strategic Planning. Mr. Cetti has 23 years of experience with the Company in various human resources and training positions.

     Mr. Motts has been Senior Vice President, Restaurant Development since September 2003. From September 1988 to September 2003, he was Vice President, Restaurant Development. Mr. Motts has 21 years of experience with the Company in various restaurant development positions.

     Mr. Schultz has been Senior Vice President, Operations and Franchising since August 1999, and was Vice President from May 1988 to August 1999. Mr. Schultz has 30 years of experience with the Company in various operations positions.

     Dr. Theno has been Senior Vice President, Quality and Logistics since May 2001. He was Vice President, Technical Services (formerly Quality Assurance, Research and Development and Product Safety) from April 1994 to May 2001. Dr. Theno has 11 years of experience with the Company in various quality assurance and product safety positions.

     Ms. Boyd has been a Vice President of the Company since November 2001. She was Division Vice President, Planning and Analysis from October 1997 to November 2001 and Director, Planning and Analysis from November 1992 to October 1997. Ms. Boyd has 16 years of experience with the Company in various finance positions.

     Ms. Cline has been a Vice President of the Company since August 2000 and Chief Information Officer since May 2000. She was Division Vice President of Systems Development from August 1993 to May 2000. Ms. Cline has 26 years of experience with the Company in various management information systems positions.

     Ms. Graham has been a Vice President of the Company since July 2002. She was Division Vice President, Marketing Services and Regional Marketing from April 2000 to July 2002, and Director of Marketing Services from October 1998 to July 2002. Ms. Graham has 13 years of experience with the Company in various marketing positions.

     Mr. Rebel has been Vice President, Controller since September 2003. Prior to joining the Company he was Vice President, Controller of Fleming Companies Inc. from February 2002 to September 2003. From January 1991 to February 2002, he held various accounting and finance positions with CVS Corporation, including Executive Vice President and Chief Financial Officer of the ProCare division from September 2000 to February 2002, and Vice President Finance from July 1995 to September 2000.

     Mr. Sachs has been Vice President, Treasurer since November 1999. He was Treasurer from January 1986 to November 1999. Mr. Sachs has 25 years of experience with the Company in various finance positions.

     Ms. Bachmann has been Vice President, Corporate Communications since November 1999. She was Division Vice President, Corporate Communications from December 1994 until November 1999.

     Mr.  Beisler  has  been  Chief  Executive   Officer  of  Qdoba   Restaurant
Corporation since November 2000 and President since January 1999. He was Chief Operating Officer from April 1998 to December 1998.

Trademarks and Service Marks

     The JACK IN THE BOX and Qdoba Mexican Grill names are of material importance to us and each is a registered trademark and service mark in the United States. In addition, we have registered numerous service marks and trade names for use in our businesses, including the JACK IN THE BOX logo, the Qdoba logo and various product names and designs.

Seasonality

     Our restaurant sales and profitability are subject to seasonal fluctuations and are traditionally higher during the spring and summer months because of factors such as increased travel and improved weather conditions, which affect the public's dining habits.

Competition and Markets

     The restaurant business is highly competitive and is affected by the competitive changes in a geographic area, changes in the public's eating habits and preferences, local and national economic conditions affecting consumer spending habits, population trends and traffic patterns. Key elements of competition in the industry are the quality and value of the food products offered, quality and speed of service, advertising, name identification, restaurant location and attractiveness of facilities.

     Each JACK IN THE BOX and Qdoba restaurant competes directly and indirectly with a large number of national and regional restaurant chains, as well as with locally-owned quick-service restaurants and the fast casual segment. In selling franchises, we compete with many other restaurant franchisers, some of whom have substantially greater financial resources and higher total sales volume.

Regulation

     Each restaurant is subject to regulation by federal agencies, as well as licensing and regulation by state and local health, sanitation, safety, fire and other departments. Difficulties or failures in obtaining any required licensing or approval could result in delays or cancellations in the opening of new restaurants.

     We are also subject to federal and state laws regulating the offer and sale of franchises. Such laws impose registration and disclosure requirements on franchisers in the offer and sale of franchises and may also apply substantive standards to the relationship between franchiser and franchisee, including limitations on the ability of franchisers to terminate franchisees and alter franchise arrangements. We believe we are operating in compliance with applicable laws and regulations governing our operations.

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

     In addition, various proposals which would require employers to provide health insurance for all of their employees are considered from time-to-time in Congress and various states. Similar legislation was recently passed in California and may go into effect as early as 2006. The imposition of any requirement that we provide health insurance to all employees may have a material adverse impact on the consolidated results of operations and financial condition of the Company and the restaurant industry in general.

     We are subject to certain guidelines under the Americans with Disabilities Act of 1990 ("ADA") and various state codes and regulations, which require restaurants to provide full and equal access to persons with physical disabilities. To comply with such laws and regulations, the cost of remodeling and developing restaurants has increased, principally due to the need to provide certain older restaurants with ramps, wider doors, larger restrooms and other conveniences.

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

Company Website

     The Company's primary website can be found at www.jackinthebox.com. The Company makes available free of charge at this website (under the "Investors - SEC Filings - SEC Filings by Jack in the Box Inc." caption) all of its reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, including its Annual Report on Form 10-K, its Quarterly Reports on Form 10-Q and its Current Reports on Form 8-K and amendments to those reports. These reports are made available on the website as soon as reasonably practicable after their filing with, or furnishing to, the Securities and Exchange Commission. Furthermore, we also make available on our website, and in print to any shareholder who requests it, the Company's Corporate Governance Guidelines, the Committee Charters for Audit, Compensation, and Nominating and Governance Committees, as well as the Code of Ethics that applies to all directors, officers and employees of the Company. Amendments to these documents or waivers related to the Code of Ethics will be made available on the Company's website as soon as reasonably practicable after their execution.

Forward-Looking Statements and Risk Factors

     From time-to-time the Company makes oral and written statements that reflect the Company's current expectations regarding future results of operations, economic performance, financial condition and achievements of the Company. The Company tries, whenever possible, to identify these forward-looking statements by using words such as "anticipate," "assume," "believe," "estimate," "expect," "intend," "plan," "project", "may," "will," "would," and similar expressions. Certain forward-looking statements are included in this Form 10-K, principally in the sections captioned "Business," "Legal Proceedings," and "Management's Discussion and Analysis of Financial Condition and Results of Operations." Statements regarding our strategic plans and operating strategies, including the effects of brand re-invention and its component product innovation, service improvement and facility redesign initiatives, the results of the Innovation Center; our plans for growth in number of restaurants, convenience stores and in franchising; the effect of menu diversity; expectations regarding the availability of alternative commodity suppliers, our effective tax rate, labor relations, compliance with applicable law and regulations and liabilities related to legal proceedings; growth in restaurant sales and profitability; future charges related to Chi-Chi's bankruptcy; our future capital expenditures and sources of liquidity are forward-looking statements. Although we believe that the expectations reflected in our forward-looking statements are based on reasonable assumptions, such expectations may prove to be materially incorrect due to known and unknown risks and uncertainties.

     In some cases, information regarding certain important factors that could cause actual results to differ materially from any forward-looking statement appears together with such statement. In addition, the following factors, as well as other possible factors not listed, could cause actual results to differ materially from those expressed in forward-looking statements; weather conditions that adversely affect the level of customer traffic; changes in accounting policies and practices; assumptions relating to pension costs, including the possibility of increased pension expense and contributions; the Company's ability to successfully implement and realize value from new computer systems and technology; the practical or psychological effects of terrorist acts or government responses; war or the risk of war; the costs and other effects of legal claims by franchisees, customers, vendors and others, including settlement of those claims; and the effectiveness of management strategies and decisions.

     Risks Related to the Food Service Industry. Food service businesses may be affected by changes in consumer tastes, national, regional and local economic and political conditions, demographic trends, and the impact on consumer eating habits of new information regarding diet, nutrition and health. The performance of individual restaurants may be adversely affected by factors such as traffic patterns, demographics and the type, number and location of competing restaurants.

     Multi-unit food service businesses such as ours can also be materially and adversely affected by wide-spread negative publicity of any type, but particularly regarding food quality, illness, injury or other health concerns with respect to certain foods. To minimize the risk of food-borne illness, we have implemented a HACCP system for managing food safety and quality. Nevertheless, the risk of food-borne illness cannot be completely eliminated. Any outbreak of such illness attributed to our restaurants or within the food service industry could have a material adverse effect on our financial condition and results of operations.

     Dependence on frequent deliveries of fresh produce and groceries subjects food service businesses, such as ours, to the risk that shortages or interruptions in supply, caused by adverse weather or other conditions, could adversely affect the availability, quality and cost of ingredients. In addition, unfavorable trends or developments concerning factors such as inflation, increased food, labor, energy, insurance and employee benefit costs (including increases in hourly wage, and worker's compensation insurance premiums), increases in the number and locations of competing restaurants, regional weather conditions and the availability of experienced management and hourly employees, may also adversely affect the food service industry in general. Because our chain is predominantly company-operated, it may have greater exposure to operating cost issues than chains, which are primarily franchised. Changes in economic conditions affecting our customers could reduce traffic in some or all of our restaurants or impose practical limits on pricing, either of which could have a material adverse effect on our financial condition and results of operations. Our continued success will depend in part on our ability to anticipate, identify and respond to changing conditions.

     Risks Associated with Development. We intend to grow primarily by developing additional company-owned restaurants and by franchising both existing Company restaurants and new restaurants to be developed by franchisees. Development involves substantial risks, including the risk of (i) the availability of financing to franchisees and the Company at acceptable rates and terms, (ii) development costs exceeding budgeted or contracted amounts, (iii) delays in completion of construction, (iv) the inability to identify, or the unavailability of suitable sites, both traditional and nontraditional, on acceptable leasing or purchase terms, (v) developed properties not achieving desired revenue or cash flow levels once opened, (vi) competition for suitable development sites from competitors; (vii) incurring substantial unrecoverable costs in the event a development project is abandoned prior to completion,
(viii) changes in governmental rules, regulations, and interpretations (including interpretations of the requirements of the ADA) and (ix) general economic and business conditions.

     Although we intend to manage our development to reduce such risks, we cannot assure you that present or future development will perform in accordance with our expectations. We cannot assure you that we will complete the development and construction of the facilities, or that any such development will be completed in a timely manner or within budget, or that such restaurants will generate our expected returns on investment. Our inability to expand in accordance with our plans or to manage our growth could have a material adverse effect on our results of operations and financial condition.

     Risks Associated with Growth. Our franchising and convenience store/gas station/restaurant co-brand development plans will require the implementation of enhanced operational and financial systems and will require additional management, operational, and financial resources. For example, we will be required to recruit franchise sales and administrative personnel; and to recruit and train managers and other personnel for each new company-owned restaurant, as well as additional development and accounting personnel. We cannot assure you that we will be able to manage our expanding operations effectively to continue to recognize value from franchising and co-branding. The failure to implement such systems and add such resources on a cost-effective basis could have a material adverse effect on our results of operations and financial condition.

     Reliance on Certain Markets. Because our business is regional, with nearly 70% of our restaurants located in the states of California and Texas, the economic conditions, state and local government regulations and weather conditions affecting those states may have a material impact upon our results.

     Risks Related to Entering New Markets. We cannot assure you that we will be able to successfully expand or acquire critical market presence in new geographical markets, as we may encounter well-established competitors with substantially greater financial resources. We may be unable to find attractive locations, acquire name recognition, successfully market our products and attract new customers. Competitive circumstances and consumer characteristics in new markets may differ substantially from those in the markets in which we have substantial experience. We cannot assure you that we will be able to successfully integrate or profitably operate new company-operated or franchised restaurants located in our new markets.

     Competition. The restaurant industry is highly competitive with respect to price, service, location, personnel and the type and quality of food, and there are many well-established competitors. Each restaurant competes directly and indirectly with a large number of national and regional restaurant chains, as well as with locally-owned quick-service restaurants, fast-casual restaurants, sandwich shops and similar types of businesses. The trend toward convergence in grocery, deli and restaurant services may increase the number of our competitors. Such increased competition could have a material adverse effect on our financial condition and results of operations. Some of our competitors have substantially greater financial, marketing, operating and other resources than we have, which may give them a competitive advantage. Certain of our competitors have introduced a variety of new products and engaged in substantial price discounting in recent years and may continue to do so in the future. We plan to take various steps in connection with our "brand re-invention" strategy, including introducing new, higher quality products, discontinuing older menu items, testing new service, recruiting and training initiatives and making improvements to brand image at our restaurant facilities. However, there can be no assurance of the success of our new products, initiatives or our overall strategies or that competitive product offerings, pricing and promotions will not have an adverse effect upon our results of operations and financial condition.

     Risks Related to Increased Labor Costs. We have a substantial number of employees who are paid wage rates at or slightly above the minimum wage. As federal and state minimum wage rates increase, we may need to increase not only the wages of our minimum wage employees but also the wages paid to the employees at wage rates which are above minimum wage. If competitive pressures or other factors prevent us from offsetting the increased costs by increases in prices, our profitability may decline. In addition, various proposals which would require employers to provide health insurance for all of their employees are being considered from time-to time-in Congress and various states. Similar legislation was recently passed in California and may go into effect as early as 2006. The imposition of any requirement that we provide health insurance to all employees would have a material adverse impact on the results of operations and financial condition of the Company and the restaurant industry.

     Risks Related to Advertising. Some of our competitors have greater financial resources which enable them to purchase significantly more television and radio advertising than we are able to purchase. Should our competitors increase spending on advertising and promotion, should the cost of television or radio advertising increase, or our advertising funds decrease for any reason, including implementation of reduced spending strategies, or should our advertising and promotion be less effective than our competitors', there could be a material adverse effect on our results of operations and financial condition.

     Taxes. Our income tax provision is sensitive to expected earnings and, as expectations change, our income tax provisions may vary from quarter-to-quarter and year-to-year. In addition, from time-to-time, we may take positions for filing our tax returns, which differ from the treatment for financial reporting purposes. The ultimate outcome of such positions could have an adverse impact on our effective tax rate. Our effective tax rate for fiscal 2004 is expected to be higher than our fiscal 2003 rate.

     Risks Related to Franchise Operations. At September 28, 2003, we had 394 franchised JACK IN THE BOX restaurants. Currently our restaurants are approximately 80% company-operated and 20% franchised. Our plan is to increase the percentage of franchised restaurants over the next five years. Our ability to sell franchises and to realize gains from such sales is uncertain. The opening and success of franchised restaurants depends on various factors, including the demand for our franchises and the selection of appropriate franchisee candidates, the availability of suitable sites, the negotiation of acceptable lease or purchase terms for new locations, permitting and regulatory compliance, the ability to meet construction schedules, the availability of financing, and the financial and other capabilities of our franchisees and developers. We cannot assure you that developers planning the opening of franchised restaurants will have the business abilities or sufficient access to financial resources necessary to open the restaurants required by their agreements. We cannot assure you that franchisees will successfully participate in our strategic initiatives or operate their restaurants in a manner consistent with our concept and standards. In addition, certain federal and state laws govern our relationships with our franchisees. See "Risks Related to Government Regulations" below.

     Dependence on Key Personnel. We believe that our success will depend in part on the continuing services of our key executives, including Robert J. Nugent, Chairman of the Board and Chief Executive Officer, Linda A. Lang,
President and Chief Operating Officer, and John F. Hoffner, Executive Vice President and Chief Financial Officer, none of whom are employed pursuant to an employment agreement. The loss of the services of any of such executives could have a material adverse effect on our business, and we cannot assure you that qualified replacements would be available. Our continued growth will also depend in part on our ability to attract and retain additional skilled management personnel.

     Risks Related to Government Regulations. The restaurant industry is subject to extensive federal, state and local governmental regulations, including those relating to the preparation and sale of food and those relating to building and zoning requirements. We and our franchisees are also subject to laws governing our relationships with employees, including minimum wage requirements, overtime, working and safety conditions and citizenship requirements. See "Risks Related to Increased Labor Costs" above. We are also subject to federal regulation and certain state laws, which govern the offer and sale of franchises. Many state franchise laws impose substantive requirements on franchise agreements, including limitations on noncompetition provisions and on provisions concerning the termination or nonrenewal of a franchise. Some states require that certain materials be registered before franchises can be offered or sold in that state. The failure to obtain or retain licenses or approvals to sell franchises could adversely affect us and our franchisees. Changes in, and the cost of compliance with, government regulations could have a material adverse effect on our operations.

     Environmental Risks and Regulations. As is the case with any owner or operator of real property, we are subject to a variety of federal, state and local governmental regulations relating to the use, storage, discharge, emission and disposal of hazardous materials. Failure to comply with environmental laws could result in the imposition of severe penalties or restrictions on operations by governmental agencies or courts of law, which could adversely affect operations. We do not have environmental liability insurance; nor do we maintain a reserve to cover such events. We have engaged and may engage in real estate development projects and own or lease several parcels of real estate on which our restaurants are located. We are unaware of any significant environmental hazards on properties we own or have owned, or operate or have operated. In the event of the determination of contamination on such properties, the Company, as owner or operator, could be held liable for severe penalties and costs of remediation. We also operate motor vehicles and warehouses and handle various petroleum substances and hazardous substances, and are not aware of any current material liability related thereto.

ITEM 2.  PROPERTIES
         ----------

     The following table summarizes the locations of JACK IN THE BOX and Qdoba restaurants by state as of September 28, 2003:

                         JACK IN THE BOX               Qdoba
                     ----------------------    ----------------------
                     Company-                  Company-
                     operated    Franchised    operated    Franchised      Total
--------------------------------------------------------------------------------
Alabama.............     -            -            -            2             2
Arizona.............    87           58            -            1           146
California..........   554          292            -            -           846
Colorado............     -            -           22            6            28
Florida.............     -            -            -            3             3
Georgia.............     -            -            -            4             4
Hawaii..............    28            1            -            -            29
Idaho...............    22            -            -            1            23
Illinois............    13            -            -            1            14
Indiana.............     -            -            -            8             8
Kentucky............     -            -            -            7             7
Louisiana...........    20            -            -            -            20
Maryland............     -            -            -            1             1
Michigan............     -            -            -            8             8
Minnesota...........     -            -            -            2             2
Missouri............    49            -            1            -            50
Nevada..............    51           13            -            -            64
New Jersey..........     -            -            -            3             3
New Mexico..........     -            2            -            -             2
North Carolina......    28            -            -           10            38
Oklahoma............     2            -            -            -             2
Oregon..............    41            2            -            -            43
Pennsylvania........     -            -            -            1             1
South Carolina......    22            -            -            -            22
South Dakota........     -            -            -            2             2
Tennessee...........    27            -            -            2            29
Texas...............   485           26            4            -           515
Utah................     2            -            -            -             2
Virginia............     -            -            -            2             2
Washington..........   122            -            7            2           131
Wisconsin...........     -            -            -           11            11
                     -----        -----        -----        -----         -----
  Total............. 1,553          394           34           77         2,058
                     =====        =====        =====        =====         =====

     Of our 1,553 JACK IN THE BOX restaurants and 34 Qdoba restaurants, we owned 760 restaurant buildings, including 538 located on leased land. In addition, we leased 1,134 restaurants where both the land and building are leased, including 186 restaurants operated by franchisees. At September 28, 2003, franchisees directly owned or leased 164 restaurants.


                                                        Number of restaurants
                                                     ---------------------------
                                                    Company-
                                                    operated   Franchised  Total
--------------------------------------------------------------------------------
Company-owned restaurant buildings:
  On Company-owned land.............................    166        56       222
  On leased land....................................    473        65       538
                                                      -----     -----     -----
  Subtotal..........................................    639       121       760
Company-leased restaurant buildings on leased land..    948       186     1,134
Franchise directly-owned or directly-leased
  Restaurant buildings..............................      -       164       164
                                                      -----     -----     -----
  Total restaurant buildings........................  1,587       471     2,058
                                                      =====     =====     =====

     Our leases generally provide for fixed rental payments (with cost-of-living index adjustments) plus real estate taxes, insurance and other expenses. In addition, many of the leases provide for contingent rental payments of between 2% and 10% of the restaurant's gross sales once certain thresholds are met. We have generally been able to renew our restaurant leases as they expire at then-current market rates. The remaining terms of ground leases range from approximately one year to 51 years, including optional renewal periods. The remaining lease terms of our other leases range from approximately one year to 41 years, including optional renewal periods. At September 28, 2003, the leases had initial terms expiring as follows:


                                                 Number of restaurants
                                            -------------------------------
                                               Ground         Land and
                                               leases      building leases
---------------------------------------------------------------------------
2004 - 2008................................       127            200
2009 - 2013................................       139            312
2014 - 2018................................        50            225
2019 and later.............................       222            397

     Our principal executive offices in San Diego, California consist of an owned facility of approximately 150,000 square feet and a leased facility of approximately 44,000 square feet. Qdoba's corporate support center consists of a leased facility in Wheat Ridge, Colorado. Additionally, we have acquired approximately 8.5 acres of land, about one half of which is being utilized for the development of our Innovation Center, currently under construction. We also own one distribution center and lease an additional six, with remaining terms ranging from one to 19 years, including optional renewal periods.

     Certain of our real and personal property are pledged as collateral for various components of our long-term debt.

ITEM 3.  LEGAL PROCEEDINGS
         -----------------

     As previously reported, we reached a settlement in an action filed in 1995 regarding alleged failure to comply with the Americans with Disabilities Act ("ADA"). The settlement, as amended, requires compliance with ADA Access Guidelines at company-operated restaurants by October 2003. We have complied with our settlement obligations and met the October 2003 settlement deadline.

     On April 18, 2001, an action was filed by Robert Bellmore and Jeffrey Fairbairn, individually and on behalf of all others similarly situated, in the Superior Court of the State of California, San Diego County, seeking class action status in alleging violations of California wage and hour laws. The Company settled the action in fiscal year 2002 for approximately $9.3 million without admission of liability, and the Court approved the settlement on February 10, 2003. Through September 28, 2003 the Company has paid out approximately $8.1 million in connection with this settlement.

     The Company is also subject to normal and routine litigation. In the opinion of management, based in part on the advice of legal counsel, the ultimate liability from all pending legal proceedings, asserted legal claims and known potential legal claims should not materially affect our operating results, financial position and liquidity.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
         ---------------------------------------------------

     No matters were submitted to a vote of security holders during the fourth fiscal quarter ended September 28, 2003.

                                     PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS
         ---------------------------------------------------------------------

     The following table summarizes the equity compensation plans under which Company Common Stock may be issued as of September 28, 2003. All plans were approved by stockholders of the Company.


                                                                                                   (c)
                                                                                           Number of securities
                                                                                           remaining for future
                                            (a)                           (b)              issuance under equity
                                    Number of securities to        Weighted-average          compensation plans
                                    be issued upon exercise       exercise price of       (excluding securities
                                    of outstanding options        outstanding options      reflected in column (a))
-------------------------------------------------------------------------------------------------------------------

   Equity compensation plans
   approved by security holders.....       4,891,893                    $21.10                    1,107,500


     The following table sets forth the high and low closing sales prices for our common stock during the fiscal quarters indicated, as reported on the New York Stock Exchange - Composite Transactions:


                                                12 weeks ended
              16 weeks ended    ------------------------------------------------
               Jan. 20, 2002    Apr. 14, 2002    July 7, 2002    Sept. 29, 2002
 -------------------------------------------------------------------------------
  High.........  $28.00            $31.78           $34.00          $29.55
  Low..........   23.00             25.85            29.19           22.24



                                                12 weeks ended
              16 weeks ended    ------------------------------------------------
               Jan. 19, 2003    Apr. 13, 2003    July 6, 2003    Sept. 28, 2003
 -------------------------------------------------------------------------------
  High.........  $22.98            $18.23           $22.84          $23.60
  Low..........   16.14             15.02            17.05           17.07



     We did not pay any cash or other dividends during the last two fiscal years and do not anticipate paying dividends in the foreseeable future. Our credit agreements prohibit, and our public debt instruments restrict, our right to declare or pay dividends or make other distributions with respect to shares of our capital stock.

     As of September 28, 2003, there were 486 stockholders of record.

ITEM 6.  SELECTED FINANCIAL DATA
         -----------------------

     Our fiscal year is 52 or 53 weeks,  ending the Sunday  closest to September
30. Fiscal year 1999 included 53 weeks, and all other years include 52 weeks. The following selected financial data of Jack in the Box Inc. for each fiscal year was extracted or derived from financial statements which have been audited by KPMG LLP, our independent auditors.

                                                                          Fiscal Year
                                              ----------------------------------------------------------------------
                                                 2003 (1)        2002           2001           2000           1999
--------------------------------------------------------------------------------------------------------------------
                                                         (Dollars in thousands, except per share data)
Statement of Operations Data:
Revenues:
   Restaurant sales......................     $1,864,180    $1,822,902     $1,714,126     $1,529,328     $1,372,899
   Distribution and other sales..........        108,738        77,445         66,565         59,091         41,828
   Franchise rents and royalties.........         54,371        45,936         43,825         41,432         39,863
   Other.................................         31,001        20,077          9,060          3,461          2,309
                                              ----------    ----------     ----------     ----------     ----------
    Total revenues.......................      2,058,290     1,966,360      1,833,576      1,633,312      1,456,899
Costs of revenues (2)....................      1,689,924     1,584,384      1,477,184      1,301,757      1,142,995
                                              ----------    ----------     ----------     ----------     ----------
Gross profit.............................        368,366       381,976        356,392        331,555        313,904
Selling, general and
   administrative expenses (3)...........        228,142       233,426        201,579        182,961        164,297
                                              ----------    ----------     ----------     ----------     ----------
Earnings from operations.................        140,224       148,550        154,813        148,594        149,607
Interest expense.........................         24,838        22,914         24,453         25,830         28,249
                                              ----------    ----------     ----------     ----------     ----------
Earnings before income taxes and
   cumulative effect of accounting
   change................................        115,386       125,636        130,360        122,764        121,358
Income taxes (4).........................         41,768        42,590         46,300         22,500         44,900
                                              ----------    ----------     ----------     ----------     ----------
Earnings before cumulative effect of
   accounting change.....................     $   73,618    $   83,046     $   84,060     $  100,264     $   76,458
                                              ==========    ==========     ==========     ==========     ==========
Earnings per share before cumulative
   effect of accounting change:
    Basic................................     $     2.02    $     2.11     $     2.17     $     2.62     $     2.00
    Diluted..............................           1.99          2.07           2.11           2.55           1.95

Balance Sheet Data (at end of period):
Total assets.............................     $1,175,950    $1,063,444     $1,029,822     $  906,828     $  833,644
Long-term debt...........................        290,746       143,364        279,719        282,568        303,456
Stockholders' equity.....................        470,322       464,115        413,530        316,352        217,837


(1) Fiscal year 2003 includes Qdoba results of operations since January 21, 2003, representing approximately 36 weeks.

(2) Fiscal year 1999 reflects an $18.0 million reduction of restaurant operating costs due to a change in estimates resulting from improvements to our asset protection and risk management programs. This change was supported by an independent actuarial study conducted to evaluate the self-insured portion of our workers' compensation, general liability and other insurance programs.

(3) Fiscal year 2003 includes $2.6 million related to lease-assumption obligations on five sites arising from the recent bankruptcy of the Chi Chi's restaurant chain, previously owned by the Company. Fiscal year 2002 includes $9.3 million for costs associated with the settlement of a class action lawsuit and $6.4 million for costs related to the closure of eight under-performing restaurants. These items are described in Item 7 - Costs and Expenses.

(4) Fiscal year 2000 includes the recognition of $22.9 million in tax benefits primarily resulting from the settlement of a tax case.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
         -----------------------------------------------------------------------

Results of Operations

     All comparisons under this heading among 2003, 2002 and 2001 refer to the 52-week periods ended September 28, 2003, September 29, 2002, and September 30, 2001, respectively, unless otherwise indicated.

     The Company acquired Qdoba Restaurant Corporation ("Qdoba"), operator and franchiser of Qdoba Mexican Grill, on January 21, 2003. Qdoba's operations are included since the date of acquisition, representing 36 weeks of operations.

Revenues

     Company-operated restaurant sales were $1,864.2 million, $1,822.9 million and $1,714.1 million in 2003, 2002 and 2001, respectively. Restaurant sales improved $41.3 million, or 2.3%, in 2003 and $108.8 million, or 6.3%, in 2002 compared with the respective prior year. This sales growth reflects an increase in the number of JACK IN THE BOX company-operated restaurants and additional sales from Qdoba company-operated restaurants in 2003, offset in part by a decline in per store average ("PSA") sales in both years. The number of JACK IN THE BOX company-operated restaurants at the end of the fiscal year grew to 1,553 in 2003 from 1,507 in 2002 and 1,431 in 2001, with new restaurant openings of 90, 100 and 126, respectively. Sales at JACK IN THE BOX company-operated restaurants open more than one fiscal year ("same store sales") declined 1.7% in 2003 and 0.8% in 2002 compared with the respective prior year. These declines are primarily due to increased competitive activity and economic softness in certain markets, which were offset in part by new product introductions, including our new line of premium salads, and modest selling price increases. We continue to address pressures facing the quick-service restaurant industry and make changes that we anticipate will improve sales and provide long-term growth potential. In 2003, these changes included the addition of upgraded products to our menu and improvements in restaurant operations, including speed of service, order accuracy and menu appearance. On the strength of these product introductions and operations improvements, same store sales increased 0.9% in the fourth quarter of 2003 compared with the fourth quarter of 2002.

     Distribution and other sales include distribution sales to JACK IN THE BOX and Qdoba franchise-operated restaurants and sales from our fuel and convenience stores ("QUICK STUFF"). Distribution and other sales grew to $108.7 million in 2003 from $77.4 million in 2002 and $66.6 million in 2001, principally due to increases in the number of QUICK STUFF locations and distribution sales to franchised restaurants. The number of QUICK STUFF locations at the end of the fiscal year grew to 18 in 2003 from 12 in 2002 and nine in 2001. Distribution sales to franchised restaurants grew due to an increase in the number of JACK IN THE BOX franchises serviced by our distribution centers, as well as the addition of certain Qdoba franchised restaurants in 2003. Higher PSA fuel sales also contributed to the overall increase in 2003.

     Franchise rents and royalties increased to $54.4 million in 2003 from $45.9 million in 2002 and $43.8 million in 2001, primarily reflecting an increase in the number of JACK IN THE BOX franchised restaurants. The number of JACK IN THE BOX franchised restaurants increased to 394 at the end of the fiscal year from 355 in 2002 and 331 in 2001. As a percentage of franchise restaurant sales, franchise rents and royalties were 10.9%, 11.0% and 10.8% in 2003, 2002 and 2001, respectively. The slight percentage decline in 2003 is primarily due to the consolidation of Qdoba's results of operations in 2003. In 2003, Qdoba received royalties of 5% of franchise restaurant sales, and JACK IN THE BOX had combined average rents and royalties of 11.4%. In 2002, the percentage growth compared with 2001 primarily relates to increases in rents at certain franchised restaurants.

     Other revenues include gains and fees from the conversion of JACK IN THE BOX company-operated restaurants to franchises, as well as interest income from notes and investments receivable. Other revenues increased to $31.0 million in 2003 from $20.1 million in 2002 and $9.1 million in 2001, primarily due to our continued strategy of selectively converting JACK IN THE BOX company-operated restaurants to franchises. We converted 36 company-operated restaurants in 2003 compared with 22 in 2002 and 13 in 2001, resulting in franchise gains of $26.6 million, $17.1 million and $6.5 million, respectively.

Costs and Expenses

     Restaurant costs of sales, which include food and packaging costs, increased to $573.9 million in 2003 from $555.2 million in 2002 and $528.1 million in 2001. As a percentage of restaurant sales, costs of sales were 30.8% in 2003, 30.5% in 2002 and 30.8% in 2001. The percentage increase in 2003 compared with 2002 principally resulted from higher food and packaging costs associated with the initial rollout of Jack's Ultimate SaladsTM in the third quarter. These cost increases were offset in part by certain margin improvement initiatives and modest selling price increases. Restaurant costs of sales as a percentage of restaurant sales improved in 2002 compared to 2001, as the impact of slightly higher ingredient costs was offset by increased selling prices and certain margin improvement initiatives.

     Restaurant operating costs grew with the addition of company-operated restaurants to $984.3 million, $931.7 million and $864.3 million in 2003, 2002 and 2001, respectively. As a percentage of restaurant sales, operating costs increased to 52.8% in 2003 from 51.1% in 2002 and 50.4% in 2001. The percentage increase in 2003 compared with 2002 was primarily due to higher workers' compensation insurance expenses, utilities and costs related to our new point of sale system. These cost increases were partially offset by decreases in incentive compensation and intangibles amortization expense attributable to the reclassification of our trading area rights to goodwill, which is no longer amortized per the provisions of SFAS 142, Goodwill and Other Intangible Assets. Restaurant operating costs as a percentage of restaurant sales increased in 2002 compared with 2001, primarily due to higher insurance costs and occupancy costs on newer stores whose sales had not yet matured, which were partially offset by lower utility and supply costs. Additionally, in 2003 and 2002, savings generated from our Profit Improvement Program helped to offset the percent of sales impact on occupancy and other fixed costs from same store sales declines at JACK IN THE BOX company-operated restaurants. Insurance expenses and costs associated with the new point of sale system are expected to continue at higher levels in fiscal year 2004.

     Costs of distribution and other sales were $106.0 million in 2003, $75.3 million in 2002 and $64.5 million in 2001. As a percentage of distribution and other sales, these costs were 97.5% in 2003, 97.3% in 2002 and 96.9% in 2001. The higher percentage in 2003 compared with 2002 is primarily due to a change in our fuel pricing strategy designed to achieve higher sales volumes at certain QUICK STUFF locations. Continuing reductions in QUICK STUFF labor costs and other profit improvement initiatives partially offset the impact of lower fuel margins. In 2003, distribution margins remained constant compared with 2002. The cost percentage increased in 2002 compared with 2001, primarily due to reduced margins in our distribution business related to softer sales at JACK IN THE BOX restaurants.

     Franchised restaurant costs, principally rent expense and depreciation on properties leased to JACK IN THE BOX franchisees and other miscellaneous costs, increased to $25.7 million in 2003 from $22.1 million in 2002 and $20.4 million in 2001, primarily reflecting an increase in the number of franchised restaurants.

     Selling, general and administrative expenses were $228.1 million, $233.4 million and $201.6 million in 2003, 2002 and 2001, respectively. These expenses were approximately 11.1% of revenues in 2003, 11.9% in 2002 and 11.0% in 2001. In 2003, cost reduction initiatives from our Profit Improvement Program, lower incentive bonus expense and the benefit provided from higher other revenues more than offset higher pension costs and the reduction in JACK IN THE BOX same store sales. In 2002, higher pension, bonus and legal costs were mitigated in part by the increased leverage from higher revenues as well as savings generated from our Profit Improvement Program. Pension costs have increased due to declines in discount rates and in the return on plan assets, and these costs are expected to increase further in fiscal year 2004. Fiscal year 2003 includes an unusual charge of $2.6 million related to the assumption of certain lease obligations arising from the recent bankruptcy of the Chi-Chi's restaurant chain, which was previously owned by the Company. The Company anticipates it will not incur any additional charges related to the Chi Chi's bankruptcy in future years. Fiscal year 2002 also includes unusual charges of $9.3 million to settle a class action lawsuit in California, and $6.4 million for impairment and lease exit costs related to the closure of eight under-performing restaurants. Excluding these unusual charges, which were 0.1% and 0.8% of revenues in 2003 and 2002, respectively, selling, general and administrative expenses were approximately 11.0% of revenues in 2003, 11.1% in 2002 and 11.0% in 2001. The Company believes it is useful to provide the impact that the unusual items in 2003 and 2002 had on selling, general and administrative expenses because it facilitates more relevant comparisons to prior-period financial results and to the results of the Company's competitors.

     Interest expense was $24.8 million, $22.9 million and $24.5 million in 2003, 2002 and 2001, respectively. Interest expense in 2003 compared with 2002 includes costs associated with the early retirement of our higher interest rate financing lease obligations, the amortization of fees associated with the Company's refinancing in January 2003, and an increase in total debt, primarily due to the acquisition of Qdoba. The reduction in interest expense in 2002 compared with 2001 reflects lower average levels of debt and lower average interest rates.

     The income tax provisions reflect effective annual tax rates of 36.2%, 33.9% and 35.5% of pre-tax earnings in 2003, 2002 and 2001, respectively. The lower rates in 2003 and 2002 resulted from the favorable resolutions of long-standing tax matters. In 2001, the favorable tax rate resulted from our ability to realize previously unrecognized tax benefits, including business tax credit, tax loss and minimum tax credit carryforwards. Our effective tax rate is expected to be higher in fiscal 2004.

     In 2001, we adopted Staff Accounting Bulletin ("SAB") 101 which requires that we recognize certain franchise percentage rents, which are contingent upon certain annual sales levels, in the period in which the contingency is met instead of being accrued for ratably. As a result of adopting SAB 101, we recorded a one-time after-tax cumulative effect from this accounting change of $1.9 million related to the deferral of franchise percentage rents not yet earned as of the beginning of fiscal year 2001.

     Net earnings were $73.6 million, or $1.99 per diluted share, in 2003, $83.0 million, or $2.07 per diluted share, in 2002 and $82.2 million, or $2.06 per diluted share, in 2001. Each year includes unusual items as described above. In 2003, net earnings included $1.7 million, or $.05 per diluted share, for lease obligations assumed in connection with the Chi-Chi's bankruptcy. In 2002, net earnings included after-tax charges of $10.4 million, or $.26 per diluted share, for costs associated with the settlement of a class action lawsuit in California and the closure of eight under-performing restaurants. In 2001, net earnings included $1.9 million, or $.05 per diluted share, for the cumulative effect of the SAB 101 accounting change. Excluding all of these unusual items, net earnings were $75.3 million, or $2.04 per diluted share, in 2003, $93.4 million, or $2.33 per diluted share, in 2002, and $84.1 million, or $2.11 per diluted share, in 2001. The Company believes it is useful to provide the impact that the unusual items in each year had on net earnings and earnings per share amounts because it facilitates more relevant comparisons to prior-period financial results and to the results of the Company's competitors.

Liquidity and Capital Resources

     General. Cash and cash equivalents increased $16.8 million to $22.4 million at September 28, 2003 from $5.6 million at the beginning of the fiscal year due to a temporary increase in cash balances, principally resulting from reductions in capital expenditures from savings in new store build-out costs and from leasing a greater portion of our new restaurants. We generally expect to maintain low levels of cash and cash equivalents, reinvesting available cash flows from operations to develop new or enhance existing restaurants, and to reduce borrowings under the revolving credit agreement. At September 28, 2003, we had no borrowings under our revolving credit facility.

     Financial Condition. Our working capital deficit decreased $131.8 million to $89.1 million at September 28, 2003 from $220.9 million at September 29, 2002. This decrease is primarily due to the temporary increase in our cash balance at the end of the fiscal year, the reclassification of our revolving credit facility to long-term debt and the repayment of financing lease obligations in January 2003. The Company and the restaurant industry in general, maintain relatively low levels of accounts receivable and inventories, and vendors grant trade credit for purchases such as food and supplies. We also continually invest in our business through the addition of new units and refurbishment of existing units, which are reflected as long-term assets and not as part of working capital. At the end of the year, our current ratio was 0.6 to 1 compared with 0.3 to 1 at September 29, 2002, improving due to our high cash balance, the credit facility reclassification and debt repayment discussed above.

     On January 22, 2003, we replaced our existing revolving credit facility with a new senior credit facility. Our new credit facility provides for borrowings in the aggregate amount of $350 million and is comprised of: (i) a $200 million revolving credit facility maturing on January 22, 2006 with a rate of London Interbank Offered Rate ("LIBOR") plus 2.25% and (ii) a $150 million term loan maturing on July 23, 2007 with a rate of LIBOR plus 3.25%. This new credit facility requires the payment of an annual commitment fee based on the unused portion of the credit facility. The credit facility's interest rates and the annual commitment rate are based on a financial leverage ratio, as defined in the credit agreement. To secure our respective obligations under the new credit facility, the Company and certain of its subsidiaries granted liens on substantially all personal property assets. Under certain circumstances, the Company and each of its certain subsidiaries will be required to grant liens on certain real property assets to secure their respective obligations under the new credit facility. Additionally, certain of our real and personal property secure other indebtedness of the Company. At September 28, 2003, we had no borrowings under our revolving credit facility and had letters of credit outstanding of $31.8 million.

     We are subject to a number of customary covenants under our various debt instruments, including limitations on additional borrowings, acquisitions, loans to franchisees, capital expenditures, lease commitments and dividend payments, as well as requirements to maintain certain financial ratios, cash flows and net worth. As of September 28, 2003, we were in compliance with all such covenants.

     Total debt outstanding increased to $303.1 million at September 28, 2003 from $249.6 million at the beginning of the fiscal year, primarily reflecting our acquisition of Qdoba which was funded by borrowings under our new credit facility.

     New Financing. In December 2003, we began efforts to secure a new $275 million senior secured term loan and to amend our existing revolving credit facility. We intend to use the proceeds from the new term loan to refinance our existing $150 million term loan and redeem $125 million of 8 3/8% senior subordinated notes due April 15, 2008. The amended revolving credit facility will continue to support general corporate purposes. We believe the new credit facility will provide a more flexible capital structure, including extension of the maturities of both our revolver and term loan, facilitate the execution of our strategic plan, and decrease borrowing costs. While management is confident about the prospects for the new credit facility, no assurance can be given that the facility can be arranged on terms and conditions acceptable to the Company. In the event that we are unable to obtain this new facility on acceptable terms, the current facility will remain in place, and we believe it is adequate to support the Company's current operations and anticipated growth.

     Other Transactions. In January 1994, we entered into financing lease arrangements with two limited partnerships (the "Partnerships"), in which we sold interests in 76 restaurants for a specified period of time. The acquisition of the properties, including costs and expenses, was funded through the issuance of $70 million in 10.3% senior secured notes by a special purpose corporation acting as agent for the Partnerships. On August 29, 2002, we entered into an agreement to repurchase the interests in the restaurant properties that had been encumbered by the financing lease obligations for a consent fee of $1.3 million. On January 2, 2003, we used borrowings under our credit facility and sinking fund payments to reacquire the interests in the restaurant properties and retire the high interest rate bearing financing lease obligations.

     During the last three years we have continued our strategy of selectively converting company-operated restaurants to franchises. In 2003, 2002 and 2001, these conversions generated cash proceeds of approximately $23.8 million, $10.0 million and $11.3 million, respectively.

     In fiscal years 2000 and 2002, our Board of Directors authorized the repurchase of our outstanding common stock in the open market for an aggregate amount not to exceed $90 million. Under these authorizations, the Company repurchased 2,566,053 shares of Jack in the Box common stock during fiscal year 2003. Since the initiation of the share repurchase program in fiscal year 2000 through September 28, 2003, we acquired 4,115,853 shares at an aggregate cost of $90 million, and at September 28, 2003 we had no repurchase availability remaining. The stock repurchase program was intended to increase shareholder value and offset the dilutive effect of stock option exercises.

     On January 21, 2003, we acquired Qdoba, operator and franchiser of Qdoba Mexican Grill, for approximately $45 million in cash. The primary assets acquired include $8.2 million in net property and equipment and other long-term assets, $18.0 million in intangible assets and $23.6 million in goodwill. Qdoba operates in the fast-casual segment of the restaurant industry and, as of September 28, 2003, operated or franchised 111 restaurants in 22 states. This acquisition is consistent with the Company's long-term strategy to transition from a regional quick-service restaurant chain to a national restaurant company.

     Contractual Obligations and Commitments. The following is a summary of the Company's contractual obligations and commercial commitments as of September 28, 2003:

                                                        Payments Due by Period (in thousands)
                                         ----------------------------------------------------------------
                                                       Less than                                After
                                            Total        1 year     1-3 years    3-5 years     5 years
---------------------------------------------------------------------------------------------------------
  Contractual Obligations:
    Credit facility term loan.........   $  149,250    $   7,000    $  25,000    $ 117,250    $       -
    Revolving credit facility.........            -            -            -            -            -
    Capital lease obligations.........       23,529        2,113        5,606        6,523        9,287
    Other long-term debt obligations..      130,301        3,221        1,706      125,374            -
    Operating lease obligations.......    1,518,872      159,452      284,890      238,798      835,732
    Guarantees (1)....................        2,701          358          754          803          786
                                         ----------    ---------    ---------    ---------    ---------
     Total contractual obligations....   $1,824,653    $ 172,144    $ 317,956    $ 488,748    $ 845,805
                                         ==========    =========    =========    =========    =========
  Other Commercial Commitments:
    Stand-by letters of credit (2).....  $   31,833    $  31,833    $       -    $       -    $       -
                                         ==========    =========    =========    =========    =========

(1) Consists of guarantees associated with two Chi-Chi's properties. Due to the bankruptcy of the Chi-Chi's restaurant chain, previously owned by the Company, we are obligated to perform in accordance with the terms of the guarantee agreements and have begun making lease payments in connection with these two properties effective October 1, 2003.

(2) Consists primarily of letters of credit for workers' compensation and general liability insurance.

     Capital Expenditures. Capital expenditures decreased $30.7 million to $111.9 million in 2003 from $142.6 million in 2002. This decrease relates to lower expenditures on new restaurants, reflecting a reduction in the number of new JACK IN THE BOX restaurant openings to 90 in 2003 from 100 a year ago, as well as cost savings generated on our restaurant prototypes. Furthermore, we purchased fewer new sites in 2003 compared with 2002, as the Company is now leasing a greater portion of its new restaurants due to favorable lease terms.

     We plan on spending approximately $150 million during fiscal year 2004 on capital expenditures. The projected increase from fiscal 2003 reflects an increase in Qdoba restaurant growth, spending related to our strategy to re-invent the JACK IN THE BOX brand and costs associated with our new Innovation Center which will support our product marketing, research and development and quality assurance departments. These increases are partially offset by a decrease in new restaurant expenditures reflecting a reduction in the number of new JACK IN THE BOX restaurant openings in fiscal year 2004.

     Pension Funding. Due to the downturn in the equity markets over the past two years, the market value of our pension plan assets have declined. Additionally, lower interest rates and a reduction in our assumed long-term rate of return on plan assets have contributed to an increase in our accumulated benefit plan obligation during 2003. A minimum pension liability adjustment is required when the accumulated benefit obligation exceeds the fair value of plan assets at the measurement date. As such, we were required to recognize an additional minimum pension liability at September 28, 2003 and September 29, 2002. The additional liability recognized in both years, resulted in a cumulative charge to other comprehensive income in the consolidated statements of stockholders' equity of $27.2 million, an increase of $18.3 million compared with a year ago when the Company recorded a charge of $8.9 million for similar reasons.

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

Discussion of Critical Accounting Policies

     We have identified the following as the Company's most critical accounting policies, which are those that are most important to the portrayal of the
Company's financial condition and results and require management's most subjective and complex judgments. Information regarding the Company's other significant accounting policies are disclosed in Note 1 of our consolidated financial statements.

     Pension Benefits - The Company sponsors pension and other retirement plans in various forms covering those employees who meet certain eligibility requirements. Several statistical and other factors which attempt to anticipate future events are used in calculating the expense and liability related to the plans, including assumptions about the discount rate, expected return on plan assets and the rate of increase in compensation levels, as determined by the Company using specified guidelines. In addition, our outside actuarial consultants also use certain statistical factors such as turnover, retirement and mortality rates to estimate the Company's future benefit obligations. The actuarial assumptions used may differ materially from actual results due to changing market and economic conditions, higher or lower turnover and retirement rates or longer or shorter life spans of participants. These differences may impact the amount of pension expense recorded by the Company. Due principally to decreases in interest rates and declines in the return on assets in the plans, the pension expense in fiscal year 2004 is expected to be approximately $7.2 million higher than fiscal year 2003.

     Self Insurance - The Company is self-insured for a portion of its current and prior years' losses related to its workers' compensation, general liability, automotive, medical and dental programs. In estimating the Company's self insurance reserves, we utilize independent actuarial estimates of expected losses, which are based on statistical analyses of historical data. These assumptions are closely monitored and adjusted when warranted by changing circumstances. Should a greater amount of claims occur compared to what was estimated, or medical costs increase beyond what was expected, reserves might not be sufficient, and additional expense may be recorded.

     Long-lived Assets - Property, equipment and certain other assets are reviewed for impairment when indicators of impairment are present. If the sum of undiscounted future cash flows is less than the carrying value of the asset, we recognize an impairment loss by the amount which the carrying value exceeds the fair value of the asset. Our estimates of future cash flows may differ from actual cash flows due to, among other things, economic conditions or changes in operating performance. In the fourth quarter of fiscal year 2002, we recorded $2.5 million in impairment charges related to eight under-performing restaurants scheduled for closure in fiscal year 2003. During the fourth quarter of 2003, we determined that our fixed assets and finite life intangible assets were not impaired at September 28, 2003.

     Goodwill and Other Intangibles - We also evaluate goodwill and intangible assets not subject to amortization annually, or more frequently if indicators of impairment are present. If the determined fair values of these assets are less than the related carrying amounts an impairment loss is recognized. The methods we use to estimate fair value include future cash flow assumptions, which may differ from actual cash flows due to, among other things, economic conditions or changes in operating performance. During the fourth quarter of 2003, we reviewed the carrying value of our goodwill and indefinite life intangible assets and determined that no impairment existed as of September 28, 2003.

     Allowances for Doubtful Accounts - Our trade receivables consist primarily of amounts due from franchisees for rents on subleased sites, royalties and distribution sales. We also have receivables related to short-term financing provided on the sale of company-operated restaurants to certain qualified franchisees. We continually monitor amounts due from franchisees and maintain an allowance for doubtful accounts for estimated losses resulting from the inability of our franchisees to make required payments. This estimate is based on our assessment of the collectibility of specific franchisee accounts, as well as a general allowance based on historical trends, the financial condition of our franchisees, consideration of the general economy and the aging of such receivables. The Company has good relationships with its franchisees and high collection rates; however, if the future financial condition of our franchisees were to deteriorate, resulting in their inability to make specific required payments, additions to the allowance for doubtful accounts may be required.

     Legal Accruals - The Company is subject to claims and lawsuits in the ordinary course of its business. A determination of the amount accrued, if any, for these contingencies is made after analysis of each matter. We continually evaluate such accruals and may increase or decrease accrued amounts as we deem appropriate.

Future Accounting Changes

     In January 2003, the Financial Accounting Standards Board ("FASB") issued Interpretation 46, Consolidation of Variable Interest Entities - an interpretation of Accounting Research Bulletin No. 51 which requires companies that control another entity through interests other than voting interests to consolidate the controlled entity. This Interpretation applies immediately to variable interest entities created after January 31, 2003. For variable interest entities that existed prior to February 1, 2003, the FASB has delayed the requirements of this Interpretation until the first fiscal year or interim period ending after December 15, 2003. The Company has assessed the impact that Interpretation 46 may have on its consolidated financial statements, and concluded that the continued consolidation of the Company's marketing funds is appropriate. Based on a review of the franchise agreements and after considering the policies and procedures the Company has in place related to franchising activities, the Company has determined that the franchise arrangements entered into after January 31, 2003 do not result in these franchises qualifying as variable interest entities, and as such, consolidation of these franchises is not required. We will continue to monitor this literature to determine if any changes will have an impact on the Company.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
         ----------------------------------------------------------

     Our primary exposure relating to financial instruments is to changes in interest rates. Our credit facility, which is comprised of a revolving credit facility and a term loan, bears interest at an annual rate equal to the prime rate or the LIBOR plus an applicable margin based on a financial leverage ratio. The majority of the credit facility borrowings are LIBOR based. As of September 28, 2003, our applicable margins for the LIBOR based revolving loans and term loan were set at 2.25% and 3.25%, respectively. A hypothetical one percent increase in short-term interest rates, based on the outstanding balance of our revolving credit facility and term loan at September 28, 2003, would result in a reduction of $1.5 million in annual pre-tax earnings.

     Changes in interest rates also impact our pension expense, as do changes in the expected long-term rate of return on our pension plan assets. An assumed discount rate is used in determining the present value of future cash outflows currently expected to be required to satisfy the pension benefit obligation when due. Additionally, an assumed long-term rate of return on plan assets is used in determining the average rate of earnings expected on the funds invested or to be invested to provide the benefits to meet our projected benefit obligation. A hypothetical 25 basis point reduction in the assumed discount rate and expected long-term rate of return on plan assets would result in an estimated increase of $1.4 million and $0.2 million, respectively, in our future annual pension expense.

     We are also exposed to the impact of commodity and utility price fluctuations related to unpredictable factors such as weather and various other market conditions outside our control. Our ability to recover increased costs through higher prices is limited by the competitive environment in which we operate. From time-to-time we enter into futures and option contracts to manage these fluctuations. Open futures and option contracts at September 28, 2003 were not significant.

     At September 28, 2003, we had no other material financial instruments subject to significant market exposure.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
         -------------------------------------------

     The Consolidated Financial Statements and related financial information required to be filed are indexed on page F-1 and are incorporated herein.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
         ---------------------------------------------------------------

     Not applicable.

ITEM 9A. CONTROLS AND PROCEDURES
         -----------------------

     Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we evaluated the effectiveness of our disclosure controls and procedures, as such term is defined under Rules 13a-15(e) and 15d -15(e) promulgated under the Securities Exchange Act of 1934, as amended. Based on this evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective as of the end of the period covered by this annual report.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
         --------------------------------------------------

     That portion of our definitive Proxy Statement appearing under the captions "Election of Directors" and "Section 16(a) Beneficial Ownership Reporting Compliance" to be filed with the Commission pursuant to Regulation 14A within 120 days after September 28, 2003 and to be used in connection with our 2004 Annual Meeting of Stockholders is hereby incorporated by reference.

     Information regarding executive officers is set forth in Item 1 of Part I of this Report under the caption "Executive Officers".

     That portion of our definitive Proxy Statement appearing under the caption "Audit Committee," relating to the members of the Company's Audit Committee and the Audit Committee financial expert is also incorporated herein by reference.

     The Company has adopted a Code of Ethics which applies to all Jack in the Box Inc. directors, officers and employees, including the Chief Executive Officer, Chief Financial Officer, Controller and all of the financial team. The Code of Ethics is posted on the Company's website, www.jackinthebox.com (under the "Investors - Code of Conduct" caption.) The Company intends to satisfy the disclosure requirement regarding any amendment to, or waiver of, a provision of the Code of Ethics for the Chief Executive Officer, Chief Financial Officer and Controller or persons performing similar functions, by posting such information on its website.

ITEM 11. EXECUTIVE COMPENSATION
         ----------------------

     That portion of our definitive Proxy Statement appearing under the caption "Executive Compensation" to be filed with the Commission pursuant to Regulation 14A within 120 days after September 28, 2003 and to be used in connection with our 2004 Annual Meeting of Stockholders is hereby incorporated by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
         --------------------------------------------------------------

     That portion of our definitive Proxy Statement appearing under the caption "Security Ownership of Certain Beneficial Owners and Management" to be filed with the Commission pursuant to Regulation 14A within 120 days after September 28, 2003 and to be used in connection with our 2004 Annual Meeting of Stockholders is hereby incorporated by reference. Information regarding equity compensation plans under which Company common stock may be issued as of September 28, 2003 is set forth in Item 5 of this Report.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
         ----------------------------------------------

     That portion of our definitive Proxy Statement appearing under the caption "Certain Transactions," if any, to be filed with the Commission pursuant to Regulation 14A within 120 days after September 28, 2003 and to be used in connection with our 2004 Annual Meeting of Stockholders is hereby incorporated by reference.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES
         --------------------------------------

     That portion of our definitive Proxy Statement appearing under the caption "Independent Auditor Fees and Services" to be filed with the Commission pursuant to Regulation 14A within 120 days after September 28, 2003 and to be used in connection with our 2004 Annual Meeting of Stockholders is hereby incorporated by reference.

                                     PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K
         ---------------------------------------------------------------

ITEM  15(a)(1)  Financial  Statements.   See  Index  to  Consolidated  Financial
                ---------------------
                Statements on page F-1 of this report.

ITEM 15(a)(2)   Financial Statement Schedules. Not applicable.
                -----------------------------

ITEM 15(a)(3)   Exhibits.
                ---------

Number   Description
------   -----------
3.1      Restated Certificate of Incorporation, as amended(7)
3.2      Amended and Restated Bylaws(13)
4.1 Indenture for the 8 3/8% Senior Subordinated Notes due 2008( 6) (Instruments with respect to the registrant's long-term debt not in
          excess of  10%  of  the  total  assets  of  the  registrant  and   its
          subsidiaries on a consolidated basis have been omitted. The registrant agrees to furnish supplementally a copy of any such instrument to the Commission upon request.)
4.2      Shareholder Rights Agreement(3)
10.1 Credit Agreement dated as of January 22, 2003 by and among Jack in the Box Inc. and the lenders named therein(12)
10.2 Purchase Agreements dated as of January 22, 1987 between Foodmaker, Inc. and FFCA/IIP 1985 Property Company and FFCA/IIP 1986 Property Company(1)
10.3 Land Purchase Agreements dated as of February 18, 1987 by and between Foodmaker, Inc. and FFCA/IPI 1984 Property Company and FFCA/IPI 1985 Property Company and Letter Agreement relating thereto(1)
10.4.1*  Amended and Restated 1992 Employee Stock Incentive Plan(4)
10.4.2*  Jack in the Box Inc. 2002 Stock Incentive Plan(10)
10.5*    Capital Accumulation Plan for Executives(9)
10.5.1*  First Amendment dated as of August 2, 2002  to the Capital Accumulation
          Plan for Executives(11)
10.6*    Supplemental Executive Retirement Plan(9)
10.6.1*  First  Amendment  dated as of August  2,  2002 to the  Supplemental
          Executive Retirement Plan(11)
10.7*    Performance Bonus Plan(8)
10.8*    Deferred Compensation Plan for Non-Management Directors(2)
10.9*    Amended and Restated Non-Employee Director Stock Option Plan(7)
10.10*   Form of Compensation and Benefits Assurance Agreement for Executives(5)
10.11*   Form of  Indemnification  Agreement between Jack in the Box Inc. and certain officers and directors(11)
10.12    Consent Agreement(11)
10.13*   Executive Deferred Compensation Plan(13)
10.14*   Form of Restricted Stock Award for certain executives(13)
10.14(a) Schedule of Restricted Stock Awards
10.15*   Executive  Agreement  between  Jack in the  Box  Inc.  and  Gary J.
          Beisler, President and Chief Executive Officer of Qdoba Restaurant Corporation (14)
23.1     Consent of KPMG LLP
31.1 Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2 Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1 Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2 Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
----------------
* Management contract or compensatory plan.

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

ITEM 15(b) We filed the following reports on Form 8-K with the Securities and Exchange Commission during the fourth quarter ended September 28, 2003: On August 6, 2003, we filed a report on Form 8-K furnishing an earnings release that reported results of operations for the quarter ended July 6, 2003. On September 17, 2003, we filed a report on Form 8-K announcing our strategic plan and containing first-quarter 2004 guidance.

ITEM 15(c) All required exhibits are filed herein or incorporated by reference as described in Item 15(a)(3).

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

                                              Date:  December 17, 2003

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature              Title                                   Date
---------              -----                                   ----

ROBERT J. NUGENT       Chairman of the Board and Chief         December 17, 2003
---------------------  Executive Officer (Principal
Robert J. Nugent       Executive Officer)


JOHN F. HOFFNER        Executive Vice President and Chief      December 17, 2003
---------------------  Financial Officer (Principal
John F. Hoffner        Financial Officer)


LINDA A. LANG          President, Chief Operating Officer      December 17, 2003
---------------------  and Director
Linda A. Lang


MICHAEL E. ALPERT      Director                                December 17, 2003
---------------------
Michael E. Alpert


EDWARD W. GIBBONS      Director                                December 17, 2003
---------------------
Edward W. Gibbons


ANNE B. GUST           Director                                December 17, 2003
---------------------
Anne B. Gust


ALICE B. HAYES         Director                                December 17, 2003
---------------------
Alice B. Hayes


MURRAY H. HUTCHISON    Director                                December 17, 2003
---------------------
Murray H. Hutchison


MICHAEL W. MURPHY      Director                                December 17, 2003
---------------------
Michael W. Murphy


L. ROBERT PAYNE        Director                                December 17, 2003
---------------------
L. Robert Payne

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                                                                           Page
                                                                           ----
  Independent Auditors' Report.....................................         F-2
  Consolidated Balance Sheets......................................         F-3
  Consolidated Statements of Earnings..............................         F-4
  Consolidated Statements of Cash Flows............................         F-5
  Consolidated Statements of Stockholders' Equity..................         F-6
  Notes to Consolidated Financial Statements.......................         F-7


Schedules not filed: All schedules have been omitted as the required information is inapplicable or the information is presented in the financial statements or related notes.

                          INDEPENDENT AUDITORS' REPORT




The Board of Directors
Jack in the Box Inc.:


We have audited the accompanying consolidated balance sheets of Jack in the Box Inc. and subsidiaries as of September 28, 2003 and September 29, 2002, and the related consolidated statements of earnings, cash flows and stockholders' equity for the fifty-two weeks ended September 28, 2003, September 29, 2002, and September 30, 2001. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Jack in the Box Inc. and subsidiaries as of September 28, 2003 and September 29, 2002, and the results of their operations and their cash flows for the fifty-two weeks ended September 28, 2003, September 29, 2003, and September 30, 2001, in conformity with accounting principles generally accepted in the United States of America.

As discussed in Note 3 to the consolidated financial statements, the Company has adopted the provisions of SFAS No. 142 "Accounting for Goodwill and Other Intangible Assets," and, accordingly, has changed its method of accounting for goodwill.


                                    KPMG LLP

San Diego, California
November 7, 2003, except as to the
second paragraph of Note 4, which is
as of December 12, 2003

                      JACK IN THE BOX INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS
                  (Dollars in thousands, except per share data)


                                                          Sept. 28,    Sept. 29,
                                                            2003         2002
--------------------------------------------------------------------------------
                                     ASSETS
Current assets:
 Cash and cash equivalents............................. $   22,362   $    5,620
 Accounts receivable, net..............................     31,582       26,176
 Inventories...........................................     31,699       29,975
 Prepaid expenses and other current assets.............     21,056       38,108
 Assets held for sale and leaseback....................     41,916       12,626
                                                        ----------   ----------
   Total current assets................................    148,615      112,505
                                                        ----------   ----------

Property and equipment, at cost:
 Land..................................................     93,438      105,298
 Buildings.............................................    627,883      581,651
 Restaurant and other equipment........................    520,637      486,183
 Construction in progress..............................     42,150       46,355
                                                        ----------   ----------
                                                         1,284,108    1,219,487
 Less accumulated depreciation and amortization........    417,148      372,556
                                                        ----------   ----------
   Property and equipment, net.........................    866,960      846,931
                                                        ----------   ----------

Trading area rights, net...............................          -       64,628

Goodwill...............................................     90,218        1,988

Other assets, net......................................     70,157       37,392
                                                        ----------   ----------
                                                        $1,175,950   $1,063,444
                                                        ==========   ==========

                      LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
 Current maturities of long-term debt.................. $   12,334   $  106,265
 Accounts payable......................................     49,491       59,212
 Accrued liabilities...................................    175,909      167,900
                                                        ----------   ----------
   Total current liabilities...........................    237,734      333,377
                                                        ----------   ----------

Long-term debt, net of current maturities..............    290,746      143,364

Other long-term liabilities............................    143,238       96,727

Deferred income taxes..................................     33,910       25,861

Stockholders' equity:
 Preferred stock.......................................          -            -
 Common stock $.01 par value, 75,000,000 authorized,
  43,231,412 and 42,936,810 issued, respectively.......        432          429
 Capital in excess of par value........................    325,510      319,810
 Retained earnings.....................................    300,682      227,064
 Accumulated other comprehensive loss, net.............    (27,184)      (8,882)
 Unearned compensation.................................     (4,655)           -
 Treasury stock, at cost, 6,944,827 and
  4,378,774 shares, respectively.......................   (124,463)     (74,306)
                                                        ----------   ----------
   Total stockholders' equity..........................    470,322      464,115
                                                        ----------   ----------
                                                        $1,175,950   $1,063,444
                                                        ==========   ==========

          See accompanying notes to consolidated financial statements.

                      JACK IN THE BOX INC. AND SUBSIDIARIES

                       CONSOLIDATED STATEMENTS OF EARNINGS
                      (In thousands, except per share data)



                                                       Fiscal year
                                            ------------------------------------
                                               2003         2002         2001
--------------------------------------------------------------------------------

Revenues:
   Restaurant sales.......................  $1,864,180  $1,822,902   $1,714,126
   Distribution and other sales...........     108,738      77,445       66,565
   Franchise rents and royalties..........      54,371      45,936       43,825
   Other..................................      31,001      20,077        9,060
                                            ----------  ----------   ----------
                                             2,058,290   1,966,360    1,833,576
                                            ----------  ----------   ----------
Costs of revenues:
   Restaurant costs of sales..............     573,918     555,232      528,070
   Restaurant operating costs.............     984,305     931,686      864,271
   Costs of distribution and other sales..     105,986      75,341       64,490
   Franchised restaurant costs............      25,715      22,125       20,353
                                            ----------  ----------   ----------
                                             1,689,924   1,584,384    1,477,184
                                            ----------  ----------   ----------

Gross profit..............................     368,366     381,976      356,392
Selling, general and administrative.......     228,142     233,426      201,579
                                            ----------  ----------   ----------
Earnings from operations..................     140,224     148,550      154,813

Interest expense..........................      24,838      22,914       24,453
                                            ----------  ----------   ----------

Earnings before income taxes and cumulative
   effect of accounting change............     115,386     125,636      130,360

Income taxes..............................      41,768      42,590       46,300
                                            ----------  ----------   ----------
Earnings before cumulative effect of
   accounting change......................      73,618      83,046       84,060

Cumulative effect of adopting SAB 101.....           -           -       (1,859)
                                            ----------  ----------   ----------

Net earnings..............................  $   73,618  $   83,046   $   82,201
                                            ==========  ==========   ==========

Net earnings per share - basic:
   Earnings before cumulative effect of
     accounting change....................  $     2.02  $     2.11   $     2.17
   Cumulative effect of adopting SAB 101..           -           -         (.05)
                                            ----------  ----------   ----------
   Net earnings per share.................  $     2.02  $     2.11   $     2.12
                                            ==========  ==========   ==========

Net earnings per share - diluted:
   Earnings before cumulative effect of
     accounting change....................  $     1.99  $     2.07   $     2.11
   Cumulative effect of adopting SAB 101..           -           -         (.05)
                                            ----------  ----------   ----------
   Net earnings per share.................  $     1.99  $     2.07   $     2.06
                                            ==========  ==========   ==========

Weighted-average shares outstanding:
   Basic..................................      36,473      39,322       38,791
   Diluted................................      36,968      40,112       39,780



          See accompanying notes to consolidated financial statements.

                      JACK IN THE BOX INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (Dollars in thousands)

                                                                                Fiscal year
                                                                   --------------------------------------
                                                                       2003         2002         2001
---------------------------------------------------------------------------------------------------------

Cash flows from operating activities:
   Net earnings................................................     $  73,618    $  83,046    $  82,201
   Non-cash items included in operations:
     Depreciation and amortization.............................        70,286       70,270       64,195
     Deferred finance cost amortization........................         2,849        2,070        2,075
     Deferred income taxes, excluding the effect of the
       Qdoba acquisition.......................................        15,984       13,300        5,747
     Amortization of unearned compensation expense.............           497            -            -
     Cumulative effect of accounting change....................             -            -        1,859
     Impairment charge.........................................             -        2,517            -
   Tax benefit associated with exercise of stock options.......           188        3,466        7,531
   Gains on the conversion of company-operated restaurants.....       (26,562)     (17,156)      (6,521)
   Changes in assets and liabilities, excluding the effect
       of the Qdoba acquisition:
     Decrease (increase) in receivables........................          (624)       6,007       (7,517)
     Increase in inventories...................................        (1,573)        (620)      (3,271)
     Decrease (increase) in prepaid expenses and other
       current assets..........................................           897       (4,862)          61
     Increase (decrease) in accounts payable...................        (9,890)       4,201        1,954
     Increase (decrease) in other liabilities..................        22,142      (10,228)      18,934
                                                                    ---------    ---------    ---------
     Cash flows provided by operating activities...............       147,812      152,011      167,248
                                                                    ---------    ---------    ---------

Cash flows from investing activities:
   Additions to property and equipment.........................      (111,872)    (142,588)    (166,522)
   Purchase of Qdoba, net of $2,856 cash acquired .............       (42,606)           -            -
   Dispositions of property and equipment......................        27,198        5,085        6,277
   Proceeds from the conversion of Company-operated
     restaurants...............................................         3,740        6,285        3,144
   Decrease (increase) in assets held for sale
     and leaseback.............................................       (22,642)      35,703      (14,474)
   Collections on notes receivable.............................        20,092        4,908        5,012
   Other.......................................................        (7,161)      (1,803)      (5,605)
                                                                    ---------    ---------    ---------
     Cash flows used in investing activities...................      (133,251)     (92,410)    (172,168)
                                                                    ---------    ---------    ---------

Cash flows from financing activities:
   Borrowings under revolving bank loans.......................       510,500      385,140      503,500
   Principal repayments under revolving bank loans.............      (544,500)    (416,140)    (504,500)
   Proceeds from issuance of long-term debt....................       151,450            -            -
   Principal payments on long-term debt, including
     current maturities........................................       (57,632)      (2,264)      (2,034)
   Debt issuance and debt repayment costs......................        (7,843)           -            -
   Repurchase of common stock..................................       (50,157)     (33,287)        (759)
   Proceeds from issuance of common stock......................           363        6,242        8,205
                                                                    ---------    ---------    ---------
     Cash flows provided by (used in) financing activities.....         2,181      (60,309)       4,412
                                                                    ---------    ---------    ---------

Net increase (decrease) in cash and cash equivalents...........     $  16,742    $    (708)   $    (508)
                                                                    =========    =========    =========



          See accompanying notes to consolidated financial statements.

                      JACK IN THE BOX INC. AND SUBSIDIARIES

                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                             (Dollars in thousands)

                                    Common stock                               Accumulated
                                -------------------   Capital in                 other
                                 Number of            excess of    Retained   comprehensive     Unearned    Treasury
                                  shares     Amount   par value    earnings       loss        compensation    stock       Total
---------------------------------------------------------------------------------------------------------------------------------

Balance at October 1, 2000...... 41,483,369  $  415   $  294,380   $ 61,817    $       -       $       -    $ (40,260)  $ 316,352

Shares issued under stock
  plans, net of tax benefit.....    935,373       9       15,727          -            -               -            -      15,736

Purchase of treasury stock......          -       -            -          -            -               -         (759)       (759)

Net earnings....................          -       -            -     82,201            -               -            -      82,201
                                 ----------  ------   ----------   --------    ---------       ---------    ---------   ---------

Balance at September 30, 2001... 42,418,742     424      310,107    144,018            -               -      (41,019)    413,530

Shares issued under stock
  plans, net of tax benefit.....    518,068       5        9,703          -            -               -            -       9,708

Purchase of treasury stock......          -       -            -          -            -               -      (33,287)    (33,287)

Comprehensive income (loss):
  Net earnings..................          -       -            -     83,046            -               -            -      83,046

  Additional minimum
    pension liability, net......          -       -            -          -       (8,882)              -            -      (8,882)
                                 ----------  ------   ----------   --------    ---------       ---------    ---------   ---------
Total comprehensive income
  (loss)........................          -       -            -     83,046       (8,882)              -            -      74,164
                                 ----------  ------   ----------   --------    ---------       ---------    ---------   ---------

Balance at September 29, 2002    42,936,810     429      319,810    227,064       (8,882)              -      (74,306)    464,115

Shares issued under stock
  plans, net of tax benefit.....    294,602       3        5,700          -            -          (5,152)           -         551

Amortization of unearned
  compensation..................          -       -            -          -            -             497            -         497

Purchase of treasury stock......          -       -            -          -            -               -      (50,157)    (50,157)

Comprehensive income (loss):
  Net earnings..................          -       -            -     73,618            -               -            -      73,618

  Additional minimum pension
    liability, net..............          -       -            -          -      (18,302)              -            -     (18,302)
                                 ----------  ------   ----------   --------    ---------       ---------    ---------   ---------
Total comprehensive income
  (loss)........................          -       -            -     73,618      (18,302)              -            -      55,316
                                 ----------  ------   ----------   --------    ---------       ---------    ---------   ---------

Balance at September 28, 2003... 43,231,412  $  432   $  325,510   $300,682    $ (27,184)      $  (4,655)   $(124,463)  $ 470,322
                                 ==========  ======   ==========   ========    =========       =========    =========   =========





          See accompanying notes to consolidated financial statements.

                      JACK IN THE BOX INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  (Dollars in thousands, except per share data)


1.   ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     Nature of operations - Jack in the Box Inc. (the "Company") operates and franchises JACK IN THE BOX quick-service restaurants and Qdoba Mexican Grill(R) fast-casual restaurants.

     Basis of presentation and fiscal year - The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All significant intercompany transactions are eliminated. Certain prior year amounts in the consolidated financial statements have been reclassified to conform to the fiscal 2003 presentation. Our fiscal year is 52 or 53 weeks ending the Sunday closest to September 30. Fiscal years 2003, 2002 and 2001 include 52 weeks.

     Financial instruments - The fair values of cash and cash equivalents, accounts and notes receivable, accounts payable and accrued liabilities approximate the carrying amounts due to their short maturities. The fair values of each of our long-term debt instruments are based on quoted market values, where available, or on the amount of future cash flows associated with each instrument, discounted using our current borrowing rate for similar debt instruments of comparable maturity. The estimated fair values of our long-term debt at September 28, 2003 and September 29, 2002 approximate their carrying values.

     From time-to-time, we use commodity derivatives to reduce the risk of price fluctuations related to raw material requirements for commodities such as beef and pork. We also use utility derivatives to reduce the risk of price fluctuations related to natural gas. We do not speculate using derivative instruments, and we purchase derivative instruments only for the purpose of risk management.

     We account for our derivative instruments and hedging activities under Statement of Financial Accounting Standards ("SFAS") 133, Accounting for Derivative Instruments and Hedging Activities, as amended by SFAS 137, 138 and 149. Our derivative instruments are not designated as hedge transactions. The fair values of our derivative instruments are included in the consolidated balance sheets. The changes in the fair value of our commodity and natural gas derivatives are reflected in restaurant costs of sales and restaurant operating costs, respectively, in the consolidated statements of earnings. Changes in the fair value of our interest rate swap, which expired in June 2001, are included in interest expense in the consolidated statements of earnings for the fiscal year ended September 30, 2001.

     At September 28, 2003, we had no other material financial instruments subject to significant market exposure.

     Cash and cash equivalents - We invest cash in excess of operating requirements only in short-term, highly liquid investments with original maturities of three months or less, which are considered cash equivalents.

     Inventories are valued at the lower of cost or market on a first-in, first-out basis.

     Assets held for sale and leaseback primarily represent the costs for new sites that will be sold and leased back when construction is completed. Gains or losses realized on the sale leaseback transactions are deferred and amortized to income over the lease terms. The leases are classified in accordance with SFAS 13, Accounting for Leases.

                      JACK IN THE BOX INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  (Dollars in thousands, except per share data)
                                   (continued)

1.   ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

     Property and equipment, at cost - Expenditures for new facilities and equipment, and those that substantially increase the useful lives of the property, are capitalized. Facilities leased under capital leases are stated at the present value of minimum lease payments at the beginning of the lease term, not to exceed fair value. Maintenance, repairs, and minor renewals are expensed as incurred. When properties are retired or otherwise disposed of, the related cost and accumulated depreciation are removed from the accounts, and gains or losses on the dispositions are reflected in results of operations.

     Buildings, equipment and leasehold improvements are depreciated using the straight-line method based on the estimated useful lives of the assets, or over the lease term for certain capital leases (buildings 15 to 33 years and equipment 3 to 30 years).

     Other assets primarily include lease acquisition costs, deferred franchise contract costs, deferred finance costs and company-owned life insurance ("COLI") policies. Lease acquisition costs represent the fair values of acquired lease contracts having contractual rents lower than fair market rents and are amortized over the remaining lease term. Deferred franchise contract costs, which represent the acquired value of franchise contracts, are amortized over the term of the franchise agreement. Deferred finance costs are amortized using the interest method over the terms of the respective loan agreements, from 4 to 10 years. COLI policies are recorded at their cash surrender values. We purchase COLI policies to offset a portion of our obligations under our non-qualified deferred compensation and defined benefit pension plans.

     Impairment of long-lived assets - Property, equipment and certain other assets are evaluated for impairment when indicators of impairment are present. Impairment is recognized when the undiscounted cash flows estimated to be generated by those assets are less than the assets' carrying amount. Long-lived assets that are held for disposal are reported at the lower of their carrying value or fair value, less estimated costs to sell.

     In addition, we evaluate goodwill and intangible assets not subject to amortization annually, or more frequently if indicators of impairment are present. If the determined fair values of these assets are less than the related carrying amounts an impairment loss is recognized. We performed our annual impairment test in the fourth quarter of fiscal year 2003, and determined these assets were not impaired at September 28, 2003.

     Preopening costs are those typically associated with the opening of a new restaurant and consist primarily of employee training costs and are expensed as incurred.

     Restaurant closure costs - In June 2002, the Financial Accounting Standards Board ("FASB") issued SFAS 146, Accounting for Costs Associated with Exit or Disposal Activities. This Statement requires that, subsequent to December 31, 2002, all costs associated with exit or disposal activities be recognized when they are incurred rather than at the date of a commitment to an exit or disposal plan. Prior to December 31, 2002, we charged costs associated with restaurant closures to operations when management committed to closing a restaurant. Restaurant closure costs, which are included in selling, general and administrative expenses, consist of future lease commitments, net of anticipated sublease rentals, and expected ancillary costs.

     Self-insurance - We are self-insured for a portion of our workers' compensation, general liability, automotive, and employee medical and dental claims. We utilize a paid loss plan for our workers' compensation, general liability and automotive programs, which have predetermined loss limits per occurrence and in the aggregate. We establish our insurance liability and reserves using independent actuarial estimates of expected losses as the basis for determining reported claims and for estimating claims incurred but not reported.

                      JACK IN THE BOX INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  (Dollars in thousands, except per share data)
                                   (continued)

1.   ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

     Franchise operations - Franchise arrangements generally provide for initial franchise fees and continuing payments to us based on a percentage of sales. Among other things, a franchisee may be provided the use of land and building, generally for a period of 20 years, and is required to pay negotiated rent, property taxes, insurance and maintenance. Franchise fees are recorded as revenue when we have substantially performed all of our contractual obligations. Expenses associated with the issuance of the franchise are expensed as incurred. Franchise royalties are recorded in income on an accrual basis. Gains on the sale of restaurant businesses to franchisees are recorded as other revenue when the sales are consummated and certain other criteria are met.

     In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin ("SAB") 101, Revenue Recognition in Financial
     Statements. SAB 101 required a change in the recognition of franchise percentage rents, which are contingent upon certain annual sales levels, from an accrual basis to recognition in the period in which the contingency is met. We adopted SAB 101 in the fourth quarter of fiscal year 2001 and reported the cumulative effect of this change in our 2001 consolidated statement of earnings. Other than the recording of this one-time cumulative effect, the adoption of SAB 101 does not have a material effect on our annual results of operations.

     Advertising costs - The Company maintains marketing funds which include contributions of approximately 5% and 1% of sales at all company-operated JACK IN THE BOX and Qdoba restaurants, respectively, as well as contractual marketing fees paid monthly by franchisees. Production costs of commercials, programming and other marketing activities are expensed to the marketing funds when the advertising is first used, and the costs of advertising are charged to operations as incurred. Our contributions to the marketing funds and other marketing expenses, which are included in selling, general and administrative expenses in the accompanying consolidated statements of earnings, were $94,807, $91,157 and $86,539 in 2003, 2002 and 2001, respectively.

     Income taxes - Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases, as well as tax loss and credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled.

     Net earnings per share - Basic earnings per share is computed using the weighted-average shares outstanding during the period. Diluted earnings per share is computed using the dilutive effect of including stock options and restricted stock in the calculation of weighted-average shares outstanding.

     Restricted stock - Restricted stock awards are recognized as unearned compensation in stockholders' equity based upon the fair value of the Company's common stock on the award date. Unearned compensation is amortized to compensation expense over the estimated vesting period.

                      JACK IN THE BOX INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  (Dollars in thousands, except per share data)
                                   (continued)

1.   ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

     Stock options - Stock awards are accounted for under Accounting Principles Board ("APB") Opinion 25, Accounting for Stock Issued to Employees, using the intrinsic method, whereby compensation expense is recognized for the excess, if any, of the quoted market price of the Company's stock at the date of grant over the exercise price. Our policy is to grant stock options at fair value at the date of grant. Had compensation expense been recognized for our stock-based compensation plans by applying the fair value recognition provisions of SFAS 123, Accounting for Stock-Based Compensation, we would have recorded net earnings and earnings per share amounts as follows:

                                                                     2003           2002           2001
      -----------------------------------------------------------------------------------------------------
      Net earnings, as reported................................. $   73,618     $   83,046     $   82,201
      Deduct: Total stock-based employee compensation
       expense determined under fair value based method
       for all awards, net of taxes.............................      4,808          4,450          4,462
                                                                 ----------     ----------     ----------
      Pro forma net earnings.................................... $   68,810     $   78,596     $   77,739
                                                                 ==========     ==========     ==========

      Net earnings per share:
        Basic-as reported....................................... $     2.02     $     2.11     $     2.12
        Basic-pro forma......................................... $     1.89     $     2.00     $     2.00

        Diluted-as reported..................................... $     1.99     $     2.07     $     2.06
        Diluted-pro forma....................................... $     1.86     $     1.96     $     1.95

     For the pro forma disclosures, the estimated fair values of the options were amortized over their vesting periods of up to five years. Refer to
     Note 10, Stock-Based Employee Compensation, for information regarding the assumptions used by the Company in valuing its stock options.

     Segment reporting - An operating segment is defined as a component of an enterprise that engages in business activities from which it may earn revenues and incur expenses, and about which separate financial information is regularly evaluated by chief operating decision makers in deciding how to allocate resources. Similar operating segments can be aggregated into a single operating segment if the businesses are similar. Jack in the Box Inc. operates its business in two operating segments, JACK IN THE BOX and Qdoba.

     Estimations - In preparing the consolidated financial statements in conformity with accounting principles generally accepted in the United States of America, management is required to make certain assumptions and estimates that affect reported amounts of assets, liabilities, revenues, expenses and the disclosure of contingencies. In making these assumptions and estimates, management may from time to time seek advice from, and consider information provided by, actuaries and other experts in a particular area. Actual amounts could differ from these estimates.

2.   QDOBA ACQUISITION

     On January 21, 2003 we acquired 100% of the outstanding stock of Qdoba Restaurant Corporation ("Qdoba"), operator and franchiser of Qdoba Mexican Grill(R), for approximately $45,000 in cash. Qdoba's results of operations have been included since the date of acquisition, representing 36 weeks of operations. The purchase was financed by borrowings under our credit facility. Qdoba operates in the fast-casual segment of the restaurant industry and, as of September 28, 2003, operated or franchised 111 restaurants in 22 states. This acquisition is consistent with the Company's long-term strategy to transition from a regional quick-service restaurant chain to a national restaurant company.

                      JACK IN THE BOX INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
             (Dollars in thousands, except per share data)
                                   (continued)

2.   QDOBA ACQUISITION (continued)

     The following table summarizes the fair values of the assets acquired and liabilities assumed at the acquisition date. We utilized a third-party valuation expert to assist us in valuing the intangible assets acquired.

      Current assets.............................................   $    3,326
      Property and equipment and other...........................        8,186
      Intangible assets..........................................       18,000
      Goodwill...................................................       23,617
                                                                    ----------
        Total assets acquired....................................       53,129
      Liabilities assumed........................................        7,667
                                                                    ----------
        Net assets acquired......................................   $   45,462
                                                                    ==========

     Intangible assets include franchise contracts, which are being amortized over a period of 26 years, and an unamortized trademark asset. None of the goodwill is deductible for tax purposes.

     The results of Qdoba's operations have been included in the consolidated financial statements since January 21, 2003. Had the acquisition been completed as of the beginning of the periods indicated in the table below, the Company would have reported the following pro forma amounts:

                                                          2003          2002
     ---------------------------------------------------------------------------

      Total revenues...............................   $2,066,398    $1,988,522
      Net earnings.................................       73,097        80,886

      Net earnings per share - Basic...............   $     2.00         $2.06
      Net earnings per share - Diluted.............   $     1.98         $2.02

     The pro forma results include interest expense on the Company's credit facility, which was used to finance the acquisition. The pro forma amounts are not necessarily indicative of the results that would have resulted had the acquisition occurred at the beginning of the periods presented, nor is it necessarily indicative of anticipated future results.

3.   INTANGIBLE ASSETS

     SFAS 141, Business Combinations, requires that all business combinations be accounted for using the purchase method of accounting and specifies the criteria to use in determining whether intangible assets identified in purchase accounting must be recorded separately from goodwill. We determined that our trading area rights ("TAR"), which represent the amounts allocated under purchase accounting to reflect the value of operating existing restaurants within each specific trading area, do not meet the separability criteria of SFAS 141. Therefore, effective September 30, 2002, trading area rights were reclassified to goodwill.

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

                      JACK IN THE BOX INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
             (Dollars in thousands, except per share data)
                                   (continued)

3.   INTANGIBLE ASSETS (continued)

     Intangible assets consist of the following as of September 28, 2003 and September 29, 2002:

                                                           2003          2002(1)
     ---------------------------------------------------------------------------

      Amortized intangible assets:
        Gross carrying amount......................     $  61,069     $ 161,145
        Less accumulated amortization..............        40,229        80,771
                                                        ---------     ---------
        Net carrying amount........................     $  20,840     $  80,374
                                                        =========     =========

      Unamortized intangible assets:
        Goodwill...................................     $  90,218     $       -
        Trademark..................................         8,800             -
                                                        ---------     ---------
                                                        $  99,018     $       -
                                                        =========     =========


      (1) Amortized intangible assets at September 29, 2002 include TAR ($106,705 carrying amount and accumulated amortization of $41,077) and goodwill ($3,094 carrying amount and accumulated amortization of $1,106), which are no longer amortized in 2003.

     The weighted-average life of the amortized intangible assets is approximately 28 years. Total amortization expense related to intangible assets was $2,066 for fiscal year 2003. The estimated amortization expense for each fiscal year through 2007 is $2,300.

     The changes in the carrying amount of goodwill during fiscal year 2003 were as follows:

                                                       Jack in the Box    Qdoba         Total
     ------------------------------------------------------------------------------------------

      Balance at September 29, 2002................     $   1,988     $       -      $   1,988
      Reclassification of TAR and other............        64,613             -         64,613
      Goodwill acquired............................             -        23,617         23,617
                                                        ---------     ---------      ---------
      Balance at September 28, 2003................     $  66,601     $  23,617      $  90,218
                                                        =========     =========      =========

     Had the provisions of SFAS 142 been adopted at the beginning of the periods presented below, the Company would have reported net earnings and basic and diluted per share amounts as follows:

                                                            2003           2002          2001
     ------------------------------------------------------------------------------------------

      Net earnings, as reported....................     $  73,618     $  83,046      $  82,201
      Goodwill and TAR amortization, net of taxes..             -         2,848          2,775
                                                        ---------     ---------      ---------
      Adjusted net earnings .......................     $  73,618     $  85,894      $  84,976
                                                        =========     =========      =========

      Net earnings, as reported - basic............     $    2.02     $    2.11      $    2.12
      Goodwill and TAR amortization, net of taxes..             -           .07            .07
                                                        ---------     ---------      ---------
      Adjusted net earnings- basic.................     $    2.02     $    2.18      $    2.19
                                                        =========     =========      =========

      Net earnings, as reported - diluted..........     $    1.99     $    2.07      $    2.06
      Goodwill and TAR amortization, net of taxes..             -           .07            .08
                                                        ---------     ---------      ---------
      Adjusted net earnings- diluted...............     $    1.99     $    2.14      $    2.14
                                                        =========     =========      =========

                      JACK IN THE BOX INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  (Dollars in thousands, except per share data)
                                   (continued)

4.   LONG-TERM DEBT
                                                                                         2003           2002
     ---------------------------------------------------------------------------------------------------------

      The detail of long-term debt at each year-end follows:
       Term loan, variable interest rate based on an applicable margin plus
         LIBOR, 4.42% at September 28, 2003, quarterly payments of $375 through
         January 31, 2004 and $3,125 thereafter, due in equal
         installments on April 30, 2007 and July 23, 2007.......................     $  149,250     $        -
       Bank loans, replaced during fiscal year 2003.............................              -         34,000
       Senior subordinated notes, 8 3/8% interest, net of discount of $95 and $116, respectively, reflecting an 8.4% effective interest rate
         due April 15, 2008, redeemable beginning April 15, 2003................        124,905        124,884
       Financing lease obligations, net of discounts of $223 at September 29,
         2002, retired during fiscal year 2003..................................              -         69,777
       Secured notes, 11 1/2% interest, due in monthly
         installments through May 1, 2005.......................................          2,489          3,887
       Capitalized lease obligations, 9.41% average interest rate...............         23,529         15,290
       Other notes, principally unsecured, 10% average interest rate ...........          2,907          1,791
                                                                                     ----------     ----------
                                                                                        303,080        249,629
       Less current portion.....................................................         12,334        106,265
                                                                                     ----------     ----------
                                                                                     $  290,746     $  143,364
                                                                                     ==========     ==========

     On January 22, 2003, we replaced our existing revolving credit facility with a new senior credit facility. Our new credit facility provides for borrowings in the aggregate amount of $350,000 and is comprised of: (i) a $200,000 revolving credit facility maturing on January 23, 2006 with a rate of London Interbank Offered Rate ("LIBOR") plus 2.25% and (ii) a $150,000 term loan maturing on July 23, 2007 with a rate of LIBOR plus 3.25%. This new credit facility requires the payment of an annual commitment fee based on the unused portion of the credit facility. The credit facility's interest rates and annual commitment rate are based on a financial leverage ratio, as defined in the credit agreement. To secure our respective obligations under the new credit facility, the Company and certain of its subsidiaries granted liens on substantially all personal property assets. Under certain circumstances, the Company and each of its certain subsidiaries will be required to grant liens in certain real property assets to secure its respective obligations under the new credit facility. Additionally, certain of our real and personal property secure other indebtedness of the Company. At September 28, 2003, we had no borrowings under our revolving credit facility and approximately $168,200 of availability under the agreement.

     In December 2003, we began efforts to secure a new $275,000 senior secured term loan and to amend our existing revolving credit facility. We intend to use the proceeds from the new term loan to refinance our existing $150,000 term loan and redeem $125,000 of 8 3/8% senior subordinated notes due April 15, 2008. The amended revolving credit facility will continue to support general corporate purposes. In the event that we are unable to obtain this new facility on acceptable terms, the current facility will remain in place, and we believe it is adequate to support the Company's current operations and anticipated growth.

     We are subject to a number of customary covenants under our various credit agreements, including limitations on additional borrowings, acquisitions, loans to franchisees, capital expenditures, lease commitments and dividend payments, and requirements to maintain certain financial ratios, cash flows and net worth. As of September 28, 2003, we were in compliance with all of these covenants.

                      JACK IN THE BOX INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
             (Dollars in thousands, except per share data)
                                   (continued)

4.   LONG-TERM DEBT (continued)

     In January 1994, we entered into financing lease arrangements with two limited partnerships (the "Partnerships"), in which we sold interests in 76 restaurants for a specified period of time. The acquisition of the properties, including costs and expenses, was funded through the issuance of $70,000 in 10.3% senior secured notes by a special purpose corporation acting as agent for the Partnerships. On August 29, 2002, we entered into an agreement to repurchase the interests in the restaurant properties that had been encumbered by the financing lease obligations for a consent fee of $1,300. On January 2, 2003, we used borrowings under our credit facility and previous sinking fund payments to reacquire the interests in the restaurant properties and retire the high interest rate bearing financing lease obligations.

     Aggregate maturities on all long-term debt are $12,334, $16,575, $15,737, $120,541 and $128,606 for the years 2004 through 2008, respectively.

     Interest capitalized during the construction period of restaurants and in 2003 the Company's Innovation Center was $1,130, $1,696 and $2,441 in 2003, 2002 and 2001, respectively.

5.   LEASES

     As Lessee - We lease restaurants and other facilities under leases having terms expiring at various dates through 2054. The leases generally have renewal clauses of 5 to 20 years exercisable at our option and, in some instances, have provisions for contingent rentals based upon a percentage of defined revenues. Total rent expense was as follows:

                                            2003          2002          2001
     ---------------------------------------------------------------------------
      Minimum rentals...................  $ 167,109     $ 152,754     $ 135,151
      Contingent rentals................      6,029         7,292         7,200
                                          ---------     ---------     ---------
                                            173,138       160,046       142,351
      Less sublease rentals.............    (17,744)      (15,113)      (13,629)
                                          ---------     ---------     ---------
                                          $ 155,394     $ 144,933     $ 128,722
                                          =========     =========     =========

     Future minimum lease payments under capital and operating leases are as follows:

      Fiscal                                              Capital    Operating
       year                                               leases       leases
     ---------------------------------------------------------------------------
       2004...........................................  $   4,513    $  159,452
       2005...........................................      4,496       148,450
       2006...........................................      4,472       136,440
       2007...........................................      4,442       125,118
       2008...........................................      4,068       113,680
       Thereafter.....................................     13,966       835,732
                                                        ---------    ----------
      Total minimum lease payments....................     35,957    $1,518,872
                                                        ---------    ==========
      Less amount representing interest...............    (12,428)
                                                        ---------
      Present value of obligations under capital
        leases........................................     23,529
      Less current portion............................     (2,113)
                                                        ---------
      Long-term capital lease obligations.............  $  21,416
                                                        =========

                      JACK IN THE BOX INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  (Dollars in thousands, except per share data)
                                   (continued)

5.   LEASES (continued)

     Total minimum lease payments have not been reduced for future minimum sublease rents of $272,378 expected to be recovered under our operating subleases. Assets recorded under capital leases are included in property and equipment and consisted of the following at each year-end:

                                                          2003          2002
     ---------------------------------------------------------------------------
      Buildings.......................................  $  21,386     $  21,386
      Equipment.......................................      9,222             -
                                                        ---------     ---------
                                                           30,608        21,386
      Less accumulated amortization...................     (8,847)       (7,881)
                                                        ---------     ---------
                                                        $  21,761     $  13,505
                                                        =========     =========

     As Lessor - We lease or sublease restaurants to certain franchisees and others under agreements that generally provide for the payment of percentage rentals in excess of stipulated minimum rentals, usually for a period of 20 years. Total rental revenue was $32,749, $28,755 and $27,213, including contingent rentals of $9,319, $10,559 and $11,091, in 2003, 2002 and 2001, respectively.

     The  minimum  rents   receivable   expected  to  be  received  under  these
     non-cancelable leases, excluding contingent rentals, are as follows:

      Fiscal                                              Capital     Operating
       year                                               leases        leases
     ---------------------------------------------------------------------------
       2004...........................................  $     350     $  27,027
       2005...........................................        350        25,867
       2006...........................................        350        23,806
       2007...........................................        350        21,754
       2008...........................................        350        19,992
       Thereafter.....................................      4,645       177,269
                                                        ---------     ---------
      Total minimum future rentals....................      6,395     $ 295,715
                                                        ---------     =========
      Less amount representing unearned income........     (5,928)
                                                        ---------
      Net investment (included in other assets).......  $     467
                                                        =========

     Land and building assets held for lease were $51,603 and $42,509, net of accumulated amortization of $27,668 and $26,078 as of September 28, 2003 and September 29, 2002, respectively.

6.   RESTAURANT CLOSING AND IMPAIRMENT CHARGES

     In the fourth quarter of fiscal year 2002, management committed to closing eight under-performing restaurants during 2003. As a result of management's plan to close these restaurants, in 2002 we recorded non-cash charges of $2,517 for the impairment of the related long-lived assets and lease exit charges of $3,915. These charges have been included in selling, general and administrative expenses in the consolidated statements of earnings.

     Total accrued restaurant closing costs were $7,011 and $6,966 as of September 28, 2003 and September 29, 2002, respectively, and are included in accrued expenses and other long-term liabilities. In fiscal year 2003, lease exit costs of $1,516 were charged to operations, resulting from revisions to certain sublease assumptions, and cash payments of $1,471 were applied against the restaurant closing costs accrual.

                      JACK IN THE BOX INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  (Dollars in thousands, except per share data)
                                   (continued)

7.   INCOME TAXES

     The fiscal year income taxes consist of the following:

                                                 2003        2002        2001
     ---------------------------------------------------------------------------
      Federal - current....................... $ 21,137    $ 24,745    $ 34,658
              - deferred......................   15,634      11,249       5,419
      State   - current.......................    4,647       4,545       4,695
              - deferred......................      350       2,051         328
                                               --------    --------    --------
      Subtotal................................   41,768      42,590      45,100

      Income tax benefit related to cumulative
        effect of accounting change ..........        -           -       1,200
                                               --------    --------    --------
      Income taxes............................ $ 41,768    $ 42,590    $ 46,300
                                               ========    ========    ========

     A reconciliation of the federal statutory income tax rate to our effective tax rate is as follows:

                                                         2003     2002     2001
     ---------------------------------------------------------------------------
      Computed at federal statutory rate..............   35.0%    35.0%    35.0%
      State income taxes, net of federal tax benefit..    2.8      3.6      2.5
      Benefit of jobs tax credits.....................   (1.2)    (1.1)    (1.2)
      Adjustment of tax loss, contribution and
        tax credit carryforwards......................      -        -      1.7
      Reduction to valuation allowance................      -        -     (2.6)
      Adjustment to estimated tax accruals............    (.6)    (4.4)       -
      Other, net......................................     .2       .8       .1
                                                         ----     ----     ----
                                                         36.2%    33.9%    35.5%
                                                         ====     ====     ====

     The tax effects of temporary differences that give rise to significant portions of deferred tax assets and deferred tax liabilities at each year-end are presented below:

                                                                                       2003           2002
     --------------------------------------------------------------------------------------------------------
      Deferred tax assets:
       Accrued pension and postretirement benefits..............................     $ 29,716       $ 19,229
       Accrued insurance........................................................       14,585         11,222
       Accrued vacation pay expense.............................................       11,796         10,711
       Deferred income..........................................................       13,836         13,248
       Other reserves and allowances............................................        8,787         10,489
       Tax loss and tax credit carryforwards....................................          626              -
       Other, net...............................................................        8,004          7,812
                                                                                     --------       --------
       Total gross deferred tax assets..........................................       87,350         72,711
                                                                                     --------       --------

      Deferred tax liabilities:
       Property and equipment, principally due to differences in depreciation...      100,184         85,139
       Intangible assets........................................................       21,076         13,433
                                                                                     --------       --------
       Total gross deferred tax liabilities.....................................      121,260         98,572
                                                                                     --------       --------
       Net deferred tax liabilities.............................................     $ 33,910       $ 25,861
                                                                                     ========       ========

     During fiscal year 2002, we finalized an examination by the U.S. Internal Revenue Service ("IRS") for tax years 1997 to 1999. This exam included a review of the tax treatment of certain settlements that we entered into during these years. We recognized tax benefits, primarily as a result of the resolution of these items, which reduced our fiscal year 2002 provision for income taxes. During fiscal year 2003, our lower income tax rate results primarily from the favorable resolution of a long-standing tax matter.

                      JACK IN THE BOX INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  (Dollars in thousands, except per share data)
                                   (continued)

7.   INCOME TAXES (continued)

     As of September 28, 2003, we had tax loss carryforwards, which may be used to reduce regular federal income taxes. These carryforwards begin to expire in 2019.

     As of September 28, 2003, we had not recorded a valuation allowance because we believe it is more likely than not that the net deferred tax assets will be realized through future taxable income or alternative tax strategies.

     From time-to-time, we may take positions for filing our tax returns, which may differ from the treatment of the same item for financial reporting purposes. The ultimate outcome of these items will not be known until such time as the IRS has completed its examination or until the statute of limitations has expired.

8.   RETIREMENT, SAVINGS AND BONUS PLANS

     We have non-contributory defined benefit pension plans covering those employees meeting certain eligibility requirements. These plans are subject to modification at any time. The plans provide retirement benefits based on years of service and compensation. It is our practice to fund retirement costs as necessary.

                                                            Qualified plans             Non-qualified plan
                                                        ------------------------     ------------------------
                                                          2003          2002           2003           2002
     --------------------------------------------------------------------------------------------------------

      Change in benefit obligation:
        Benefit obligation at beginning of year.......  $ 94,088      $ 79,503       $ 23,590       $ 22,672
        Service cost..................................     5,357         4,586            511            298
        Interest cost.................................     7,186         6,063          1,725          1,747
        Actuarial (gain) loss.........................    34,001         5,779          5,573           (672)
        Benefits paid.................................    (2,117)       (1,843)        (1,016)          (795)
        Plan amendment................................     1,080             -          1,280            340
                                                        --------      --------       --------       --------
        Benefit obligation at end of year.............  $139,595      $ 94,088       $ 31,663       $ 23,590
                                                        ========      ========       ========       ========

      Change in plan assets:
        Fair value of plan assets at beginning of year  $ 64,907      $ 70,403       $      -       $      -
        Actual return on plan assets..................     2,543        (7,573)             -              -
        Employer contributions........................    19,595         3,920          1,016            795
        Benefits paid.................................    (2,117)       (1,843)        (1,016)          (795)
                                                        --------      --------       --------       --------
        Fair value of plan assets at end of year......  $ 84,928      $ 64,907       $      -       $      -
                                                        ========      ========       ========       ========

      Reconciliation of funded status:
        Funded status.................................  $(54,667)     $(29,181)      $(31,663)      $(23,590)
        Unrecognized net loss.........................    62,064        26,516          8,590          3,090
        Unrecognized prior service cost...............       956           (31)         5,570          4,892
        Additional contribution.......................         -        15,195              -              -
                                                        --------      --------       --------       --------
        Net amount recognized.........................  $  8,353      $ 12,499       $(17,503)      $(15,608)
                                                        ========      ========       ========       ========
      Amounts recognized in the statement of
         financial position consist of:
        Accrued benefit liability.....................  $(30,735)     $(15,155)      $(29,430)      $(22,578)
        Accumulated other comprehensive loss..........    38,132        12,459          6,357          2,078
        Additional contribution ......................         -        15,195              -              -
        Intangible assets.............................       956             -          5,570          4,892
                                                        --------      --------       --------       --------
        Net amount recognized.........................  $  8,353      $ 12,499       $(17,503)      $(15,608)
                                                        ========      ========       ========       ========

                      JACK IN THE BOX INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  (Dollars in thousands, except per share data)
                                   (continued)

8.   RETIREMENT, SAVINGS AND BONUS PLANS (continued)

     A minimum pension liability adjustment is required when the accumulated benefit obligation exceeds the fair value of plan assets and accrued benefit liabilities at the measurement date. The downturn in the fixed income and equity markets has caused the market value of our pension plan assets to decline, and lower interest rates have caused our accumulated benefit obligation to increase. As a result, we were required to recognize an additional minimum pension liability at September 28, 2003 and September 29, 2002. The additional liability recognized in both years resulted in a cumulative charge to other comprehensive income in the consolidated statements of stockholders' equity of $27,183, an increase of $18,301 compared with a year ago when the Company recorded a charge of $8,882 for similar reasons. All defined benefit pension plan obligations, regardless of the funding status of the underlying plans, are fully supported by the financial strength of the Company.

     In determining the present values of benefit obligations, we assumed discount rates of 6.15% and 7.30% at the measurement dates of June 30, 2003 and 2002, respectively. The assumed rate of increase in compensation levels was 3.5%, in 2003 and 2002, for the qualified plans and 5.0% for the non-qualified plan in 2003 and 2002. The long-term rate of return on assets was 7.5% and 8.5%, respectively, in 2003 and 2002. Assets of the qualified plans consist primarily of listed stocks and bonds.

     The components of the fiscal year net defined benefit pension cost are as follows:

                                               Qualified plans              Non-qualified plan
                                         ---------------------------   ---------------------------
                                          2003      2002      2001      2003      2002      2001
     ---------------------------------------------------------------------------------------------
      Service cost.....................  $ 5,357   $ 4,586   $ 3,917   $   511   $   298   $   255
      Interest cost....................    7,186     6,063     5,442     1,725     1,747     1,432
      Expected return on plan assets...   (6,468)   (5,917)   (5,889)        -         -         -
      Recognized actuarial loss........    2,378         -         -         -         -         -
      Net amortization.................       93       (36)      (28)      674       770       508
                                         -------   -------   -------   -------   -------   -------
      Net periodic pension cost........  $ 8,546   $ 4,696   $ 3,442   $ 2,910   $ 2,815   $ 2,195
                                         =======   =======   =======   =======   =======   =======

     We maintain savings plans pursuant to Section 401(k) of the Internal Revenue Code which allows administrative and clerical employees who have satisfied the service requirements and reached age 21, to defer a percentage of their pay on a pre-tax basis. We contribute an amount equal to 50% of the first 4% of compensation that is deferred by the participant. Our contributions under these plans were $1,874, $1,838 and $1,651 in 2003, 2002 and 2001, respectively. We also maintain an unfunded, non-qualified deferred compensation plan, which was created in 1990 for key executives and other members of management who are excluded from participation in the qualified savings plan. This plan allows participants to defer up to 50% of their salary and 100% of their bonus, on a pre-tax basis. We match an amount equal to 100% of the first 3% contributed by the employee. Our contributions under the non-qualified deferred compensation plan were $685, $617 and $680 in 2003, 2002 and 2001, respectively. In each plan, a participant's right to Company contributions vests at a rate of 25% per year of service.

     We maintain bonus plans that allow certain officers and management of the Company to earn annual bonuses based upon achievement of certain financial and performance goals approved by the Compensation Committee of our Board of Directors. Under these plans, $484, $3,682 and $1,297 was expensed in 2003, 2002 and 2001, respectively.

                      JACK IN THE BOX INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  (Dollars in thousands, except per share data)
                                   (continued)

8.   RETIREMENT, SAVINGS AND BONUS PLANS (continued)

     We maintain a deferred compensation plan for non-management directors. Under the plan's equity option, those who are eligible to receive directors' fees or retainers may choose to defer receipt of their compensation. The amounts deferred are converted into stock equivalents at the then-current market price of our common stock. We provide a deferment credit equal to 25% of the compensation initially deferred. Under this plan, our liability is adjusted at the end of each reporting period to reflect the then-current market price of our common stock. In 2003, 2002 and 2001 we (credited) expensed a total of $(95), $(312) and $234, respectively, for both the deferment credit and the stock appreciation (depreciation) on the deferred compensation.

9.   POSTRETIREMENT BENEFIT PLAN

     We sponsor a health care plan that provides postretirement medical benefits for employees who meet minimum age and service requirements. The plan is contributory, with retiree contributions adjusted annually, and contains other cost-sharing features such as deductibles and coinsurance. Our policy is to fund the cost of medical benefits in amounts determined at the discretion of management.

                                                           2003          2002
     ---------------------------------------------------------------------------
      Change in benefit obligation:
        Benefit obligation at beginning of year.......  $  9,099      $   7,729
        Service cost..................................       322            278
        Interest cost.................................       661            595
        Participant contributions.....................        36             46
        Actuarial loss................................     3,631            676
        Benefits paid.................................      (206)          (225)
                                                        --------      ---------
        Benefit obligation at end of year.............  $ 13,543      $   9,099
                                                        ========      =========

      Change in plan assets:
        Fair value of plan assets at beginning of year  $      -      $       -
        Employer contributions........................       170            179
        Participant contributions.....................        36             46
        Benefits paid.................................      (206)          (225)
                                                        --------      ---------
        Fair value of plan assets at end of year......  $      -      $       -
                                                        ========      =========

      Reconciliation of funded status:
        Funded status.................................  $(13,543)     $  (9,099)
        Unrecognized net gain.........................    (5,413)        (9,957)
                                                        --------      ---------
        Net liability recognized......................  $(18,956)     $ (19,056)
                                                        ========      =========

     All of the net liability recognized in the reconciliation of funded status is included as an accrued benefit liability in the consolidated balance sheets. In determining the above information, we assumed a discount rate of 6.15% and 7.30% at the measurement dates of June 30, 2003 and 2002, respectively.

     The components of the fiscal year net periodic postretirement benefit cost are as follows:

                                                      2003      2002      2001
     ---------------------------------------------------------------------------
      Service cost.................................  $  322    $  278    $  247
      Interest cost................................     661       595       537
      Net amortization.............................    (914)   (1,113)   (1,282)
                                                     ------    ------    ------
      Net periodic benefit (income) cost...........  $   69    $ (240)   $ (498)
                                                     ======    ======    ======

                      JACK IN THE BOX INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  (Dollars in thousands, except per share data)
                                   (continued)

9.   POSTRETIREMENT BENEFIT PLAN (continued)

     For measurement purposes, a 12.0% and 12.5% annual rate of increase in the per capita cost of covered benefits (i.e., health care cost trend rate) was assumed for 2004 for plan participants under age 65 and age 65 or older, respectively. These trend rate assumptions decrease in each successive year until reaching 5.0% in 2014. The health care cost trend rate assumption has a significant effect on the amounts reported. For example, increasing the assumed health care cost trend rates by 1.0% percent in each year would increase the accumulated postretirement benefit obligation as of September 28, 2003 by $2,325, or 17.2%, and the aggregate of the service and interest cost components of net periodic postretirement benefit cost for 2003 by $199, or 20.2%.

10.  STOCK-BASED EMPLOYEE COMPENSATION

     We offer stock plans to attract, retain and motivate key officers, non-employee directors and employees to work toward the future financial success of the Company. All of the Plans are administered by the Compensation Committee of the Board of Directors and have been approved by the stockholders of the Company.

     In January 1992, we adopted the 1992 Employee Stock Incentive Plan (the "1992 Plan") and, as part of a merger, assumed outstanding options to employees under our predecessor's 1990 Stock Option Plan. Under the 1992 Plan, employees are eligible to receive stock options, restricted stock and other various stock-based awards. Subject to certain adjustments, up to a maximum of 3,775,000 shares of common stock may be sold or issued under the 1992 Plan. No awards shall be granted after January 3, 2002, although common stock may be issued thereafter pursuant to awards granted prior to such date.

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

     In February 1995, we adopted the Non-Employee Director Stock Option Plan (the "Director Plan"). Under the Director Plan, any eligible director of Jack in the Box Inc. who is not an employee of the Company or its subsidiaries is granted annually an option to purchase shares of common stock at fair market value. The actual number of shares that may be purchased under the option is based on the relationship of a portion of each director's compensation to the fair market value of the common stock, but is limited to a maximum of 10,000 shares annually. Subject to certain adjustments, up to a maximum of 650,000 shares of common stock may be sold or issued under the Director Plan. Unless sooner terminated, no awards shall be granted after February 17, 2005, although common stock may be issued thereafter pursuant to awards granted prior to such date.

     In February 2002, we adopted the Jack in the Box Inc. 2002 Stock Incentive Plan (the "2002 Plan"), to continue the objectives of the 1992 Employee Stock Incentive Plan. Under the 2002 Plan, officers and other key employees are eligible to receive stock options and incentive stock awards. Subject to certain adjustments, up to a maximum of 1,900,000 shares of common stock may be sold or issued under the 2002 Plan.

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

                      JACK IN THE BOX INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  (Dollars in thousands, except per share data)
                                   (continued)

10.  STOCK-BASED EMPLOYEE COMPENSATION (continued)

     The following is a summary of stock option activity for the three fiscal years ended September 28, 2003:

                                                                     Option exercise price per share
                                                                     -------------------------------
                                                                                        Weighted-
                                                          Shares           Range         average
     -----------------------------------------------------------------------------------------------
      Balance at October 1, 2000...................     4,056,430     $ 1.13 - 26.63     $15.16
       Granted.....................................       996,699      26.00 - 32.77      26.27
       Exercised...................................      (935,373)      1.13 - 26.63       8.51
       Canceled....................................      (119,655)      5.75 - 26.63      23.20
                                                        ---------
      Balance at September 30, 2001................     3,998,101       4.19 - 32.77      19.24
       Granted.....................................       815,341      23.00 - 31.87      25.01
       Exercised...................................      (518,068)     22.52 - 34.09      29.56
       Canceled....................................      (114,442)      7.50 - 26.63      24.42
                                                        ---------
      Balance at September 29, 2002................     4,180,932       4.19 - 32.77      21.12
       Granted.....................................       879,196      22.98 - 15.37      20.71
       Exercised...................................       (42,002)     15.94 - 23.29      20.41
       Canceled....................................      (126,233)      5.75 - 26.63      23.14
                                                        ---------
      Balance at September 28, 2003................     4,891,893       4.19 - 32.77      21.10
                                                        =========

     The following is a summary of stock options outstanding at September 28, 2003:

                                        Options outstanding                        Options exercisable
                        ---------------------------------------------------   -----------------------------
                                         Weighted-average      Weighted-                       Weighted-
         Range of          Number      remaining contractual    average         Number          average
      exercise prices   outstanding        life in years     exercise price   exercisable    exercise price
     ------------------------------------------------------------------------------------------------------

      $ 4.19 - 19.06     1,394,099             3.84            $ 13.11         1,367,099       $ 13.06
       19.51 - 23.25     1,385,973             8.27              21.87           422,790         22.96
       23.88 - 26.00     1,627,820             8.01              25.46           706,624         25.48
       26.63 - 32.77       484,001             6.40              27.19           378,387         26.90
                         ---------                                             ---------
        4.19 - 32.77     4,891,893             6.74              21.10         2,874,900         19.39
                         =========                                             =========

     At September 28, 2003, September 29, 2002 and September 30, 2001, the number of options exercisable were 2,874,900, 2,228,821 and 2,158,151, respectively, and the weighted-average exercise prices of those options were $19.39, $17.71, and $14.81, respectively.

     The weighted-average fair value of options granted was $9.18 in 2003, $11.35 in 2002 and $12.70 in 2001. The fair value of each option granted has been estimated on the date of grant using the Black-Scholes option-pricing model. Valuation models require the input of highly subjective assumptions, including the expected volatility of the stock price. Therefore, in management's opinion, the existing models do not necessarily provide a reliable single measure of the value of employee stock options. The following weighted-average assumptions were used for stock option grants in each fiscal year:

                                                     2003      2002      2001
     --------------------------------------------------------------------------
      Risk-free interest rate......................   3.6%      4.2%      5.8%
      Volatility...................................  40.0%     40.0%     40.0%
      Dividends....................................   0.0%      0.0%      0.0%
      Expected life................................ 6 years   6 years   6 years

                      JACK IN THE BOX INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  (Dollars in thousands, except per share data)
                                   (continued)

10.  STOCK-BASED EMPLOYEE COMPENSATION (continued)

     The Company awarded 252,600 shares of restricted stock to certain executives during fiscal year 2003. These restricted stock awards have been recognized as unearned compensation in stockholders' equity based upon the fair value of the Company's common stock on the award date. Unearned compensation is amortized to compensation expense over the estimated vesting period. In 2003, $497 was expensed in connection with these awards.

11.  STOCKHOLDERS' EQUITY

     Preferred stock - We have 15,000,000 shares of preferred stock authorized for issuance at a par value of $.01 per share. No preferred shares have been issued.

     On July 26, 1996, the Board of Directors declared a dividend of one preferred stock purchase right (a "Right") for each outstanding share of our common stock, which Rights expire on July 26, 2006. Each Right entitles a stockholder to purchase for an exercise price of $40, subject to adjustment, one one-hundredth of a share of the Company's Series A Junior Participating Cumulative Preferred Stock, or, under certain circumstances, shares of common stock of Jack in the Box Inc. or a successor company with a market value equal to two times the exercise price. The Rights would only become exercisable for all other persons when any person acquires a beneficial interest of at least 20% of the Company's outstanding common stock. The Rights have no voting privileges and may be redeemed by the Board of Directors at a price of $.001 per Right at any time prior to or shortly after the acquisition of a beneficial ownership of 20% of the outstanding common shares. There are 383,486 shares of Series A Junior Participating Cumulative Preferred Stock reserved for issuance upon exercise of the Rights.

     Treasury stock - Pursuant to a stock repurchase program authorized by our Board of Directors, the Company repurchased 2,566,053, 1,208,200, and 35,800 shares of our common stock for approximately $50,157, $33,287 and $759 during 2003, 2002 and 2001, respectively. At September 28, 2003, we had no repurchase availability remaining.

     Accumulated   other   comprehensive   loss  -  Minimum  pension   liability
     adjustments comprise the only components of accumulated other comprehensive loss at September 28, 2003 and September 29, 2002.

                      JACK IN THE BOX INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  (Dollars in thousands, except per share data)
                                   (continued)

12.  AVERAGE SHARES OUTSTANDING

     Net   earnings   per   share  for  each   fiscal   year  is  based  on  the
     weighted-average number of common shares outstanding during the year, determined as follows (in thousands):

                                                         2003     2002     2001
     ---------------------------------------------------------------------------
      Shares outstanding, beginning of fiscal year....  38,558   39,248  38,348
      Effect of common stock issued...................      15      274     470
      Effect of common stock reacquired...............  (2,100)    (200)    (27)
                                                        ------   ------  ------
      Weighted-average shares outstanding - basic.....  36,473   39,322  38,791
      Assumed additional shares issued upon exercise
       of stock options, net of shares reacquired
       at the average market price....................     288      790     989
      Effect of restricted stock issued...............     207        -       -
                                                        ------   ------  ------
      Weighted-average shares outstanding - diluted...  36,968   40,112  39,780
                                                        ======   ======  ======

     The  diluted   weighted-average  shares  outstanding  computation  excludes
     3,546,906, 468,050 and 496,125 antidilutive stock options in 2003, 2002 and
     2001, respectively.

13.  COMMITMENTS, CONTINGENCIES AND LEGAL MATTERS

     Commitments - During fiscal year 2003, the Company entered into a purchase agreement to sell 25 company-operated restaurants to an existing franchisee, subject to certain conditions. Though September 28, 2003, 12 of the restaurants had been converted, and the remaining 13 restaurants are expected to convert during the first and second quarters of fiscal year 2004.

     The Company is principally liable for lease obligations on various properties sub-leased to third parties. We are also obligated under lease guarantee agreements associated with two Chi Chi's restaurant properties. Due to the bankruptcy of the Chi-Chi's restaurant chain, previously owned by the Company, we are obligated to perform in accordance with the terms of the two guarantee agreements, as well as three other lease agreements. As of September 28, 2003, we had accrued approximately $2,625 in connection with these lease obligations, which expire over the respective lease terms ending in 2010 and 2011. The Company anticipates it will not incur any additional charges related to the Chi Chi's bankruptcy in future years.

     Legal Proceedings - On April 18, 2001, an action was filed by Robert Bellmore and Jeffrey Fairbairn, individually and on behalf of all others similarly situated, in the Superior Court of the State of California, San Diego County, seeking class action status in alleging violations of California wage and hour laws. The Company settled the action in fiscal year 2002 for approximately $9,300 without admission of liability, and the Court approved the settlement on February 10, 2003. Through September 28, 2003 the Company has paid out approximately $8,100 in connection with this settlement.

     The Company is also subject to normal and routine litigation. In the opinion of management, based in part on the advice of legal counsel, the ultimate liability from all pending legal proceedings, asserted legal claims and known potential legal claims should not materially affect our operating results, financial position and liquidity.

     Guarantees - The Company's wholly owned subsidiary Foodmaker International Franchising Inc. (the "Subsidiary Guarantor") guarantees, fully and unconditionally, its $125,000 senior subordinated notes. The Subsidiary Guarantor has no significant operations or any significant assets or liabilities other than the guaranty of indebtedness of the Company, and therefore, no separate financial statements of the Subsidiary Guarantor are presented.

                      JACK IN THE BOX INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  (Dollars in thousands, except per share data)
                                   (continued)

14.  SEGMENT REPORTING

     Prior to the acquisition of Qdoba Restaurant Corporation, the Company operated its business in a single segment. Subsequent to the acquisition, the Company has two operating segments, JACK IN THE BOX and Qdoba, based on the Company's management structure and method of internal reporting. Based upon certain quantitative thresholds, only JACK IN THE BOX is considered a reportable segment. Summarized financial information concerning our reportable segment is shown in the following table:

                                            2003          2002          2001
     ---------------------------------------------------------------------------

      Revenues ........................  $2,038,292    $1,966,360    $1,833,576
      Earnings from operations.........     139,591       148,550       154,813
      Capital expenditures.............     108,438       142,588       166,522
      Total assets.....................   1,167,185     1,063,444     1,029,822

     Interest expense and income taxes are not reported on an operating segment basis in accordance with the Company's method of internal reporting.

     A reconciliation of reportable segment revenues to consolidated revenue follows:


                                            2003          2002          2001
     ---------------------------------------------------------------------------

      Revenues.........................  $2,038,292    $1,966,360    $1,833,576
      Qdoba revenues and other ........      19,998             -             -
                                         ----------    ----------    ----------
      Consolidated revenues............  $2,058,290    $1,966,360    $1,833,576
                                         ==========    ==========    ==========

     A  reconciliation  of  reportable   segment  earnings  from  operations  to
     consolidated earnings from operations follows:

                                            2003          2002          2001
     ---------------------------------------------------------------------------
      Earnings from operations.........  $  139,591    $  148,550    $  154,813
      Qdoba earnings from operations ..         633             -             -
                                         ----------    ----------    ----------
      Consolidated earnings from
       operations......................  $  140,224    $  148,550    $  154,813
                                         ==========    ==========    ==========

     A reconciliation of reportable segment total assets to consolidated total assets follows:

                                            2003          2002          2001
     ---------------------------------------------------------------------------
      Total assets.....................  $1,167,185    $1,063,444    $1,029,822
      Qdoba total assets...............      55,613             -             -
      Investment in Qdoba and other....     (46,848)            -             -
                                         ----------    ----------    ----------

      Consolidated total assets........  $1,175,950    $1,063,444    $1,029,822
                                         ==========    ==========    ==========

                      JACK IN THE BOX INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  (Dollars in thousands, except per share data)
                                   (continued)

15.  SUPPLEMENTAL CASH FLOW INFORMATION

                                                     2003      2002       2001
     ---------------------------------------------------------------------------

      Cash paid during the year for:
       Interest, net of amounts capitalized......  $21,463   $21,670    $22,635
       Income tax payments.......................   18,665    40,672     30,174
      Capital lease obligations incurred.........    9,222       475          -

     The consolidated statements of cash flows also exclude the following non-cash transactions: (i) the use of sinking fund payments, which were recorded as other current assets as of September 29, 2002 to retire financing lease obligations during 2003; and (ii) non-cash proceeds from the Company's financing of a portion of the sale of company-operated restaurants to certain qualified franchisees in all years, included in accounts receivable.

16.  SUPPLEMENTAL FINANCIAL STATEMENT INFORMATION

                                                        Sept. 28,     Sept. 29,
                                                          2003          2002
     ---------------------------------------------------------------------------

      Accounts receivable:
       Trade.....................................       $   8,460     $   6,777
       Construction advances.....................             870         1,942
       Notes receivable..........................          17,988        12,186
       Other.....................................           4,951         5,581
       Allowances for doubtful accounts..........            (687)         (310)
                                                        ---------     ---------
                                                        $  31,582     $  26,176
                                                        =========     =========
      Accrued liabilities:
       Payroll and related taxes.................       $  49,853     $  55,222
       Sales and property taxes..................          21,623        19,280
       Insurance.................................          40,479        27,606
       Advertising...............................          13,704        13,339
       Other.....................................          50,250        52,453
                                                        ---------     ---------
                                                        $ 175,909     $ 167,900
                                                        =========     =========

                      JACK IN THE BOX INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  (Dollars in thousands, except per share data)
                                   (continued)

17.  UNAUDITED QUARTERLY RESULTS OF OPERATIONS

                                                                  12 weeks ended
                                        16 weeks ended   ---------------------------------------------
      Fiscal year 2003                   Jan. 19, 2003   Apr. 13, 2003   July 6, 2003   Sept. 28, 2003
     -------------------------------------------------------------------------------------------------

       Revenues..........................  $613,334         $463,349        $488,574       $493,033
       Gross profit......................   113,104           83,988          86,454         84,820
       Net earnings......................    21,160           16,319          19,772         16,367
       Net earnings per share:
           Basic.........................       .57              .45             .55            .45
           Diluted.......................       .56              .44             .54            .45

                                                                  12 weeks ended
                                        16 weeks ended   ---------------------------------------------
      Fiscal year 2002                   Jan. 20, 2002   Apr. 14, 2002   July 7, 2002   Sept. 29, 2002
     -------------------------------------------------------------------------------------------------
       Revenues..........................  $594,180         $447,630        $461,219       $463,331
       Gross profit......................   115,187           83,634          92,362         90,793
       Net earnings......................    26,674           18,186          24,202         13,984
       Net earnings per share:
           Basic.........................       .68              .46             .61            .36
           Diluted.......................       .67              .45             .60            .35

18.  ADOPTION OF NEW ACCOUNTING PRONOUNCEMENTS

     In the first quarter of fiscal year 2003, we adopted SFAS 142, Goodwill and Other Intangible Assets, which establishes accounting and reporting standards for goodwill and separable intangible assets. For more information regarding the adoption of this Statement, refer to Note 3, Intangible Assets.

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

                      JACK IN THE BOX INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  (Dollars in thousands, except per share data)
                                   (continued)

18.  ADOPTION OF NEW ACCOUNTING PRONOUNCEMENTS (continued)

     In the first quarter of fiscal year 2003, we adopted the interim disclosure requirements of FASB Interpretation 45, Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others, which provides guidance on the recognition and disclosures to be made by a guarantor in its interim and annual financial statements about its obligations under certain guarantees. Effective December 31, 2002, we adopted the initial recognition and measurement provisions of this Interpretation. The adoption did not have a material impact on our results of operations or financial position.

     In the second quarter of fiscal year 2003, the Company adopted the disclosure requirements of SFAS 148, Accounting for Stock-Based Compensation - Transition and Disclosure - an amendment of FASB Statement No. 123. This Statement amends the disclosure requirements of SFAS 123, Accounting for Stock-Based Compensation, to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. Additionally, this Statement provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. We account for our stock-based employee compensation under APB Opinion 25, Accounting for Stock Issued to Employees.

     In November 2002, FASB's Emerging Issues Task Force ("EITF") discussed Issue 02-16, Accounting by a Customer (including a Reseller) for Cash Consideration Received from a Vendor. Issue 02-16 provides guidance on how a customer should account for cash consideration received from a vendor. The requirements of this Issue for volume based rebates apply to new arrangements, including modifications of existing arrangements, entered into after November 21, 2002. The adoption of the new accounting for other supplier payments is effective for arrangements entered into or modified after December 31, 2002. We have evaluated the effect that the adoption of this Issue will have on our beverage contracts entered into subsequent to the above noted dates, which will become effective in the first quarter of fiscal year 2004, and do not expect the adoption of this Issue will have a material impact on our operating results or financial condition.

     In January 2003, FASB issued Interpretation 46, Consolidation of Variable Interest Entities - an interpretation of Accounting Research Bulletin No. 51 which requires companies that control another entity through interests other than voting interests to consolidate the controlled entity. This Interpretation applies immediately to variable interest entities created after January 31, 2003. For variable interest entities that existed prior to February 1, 2003, the FASB has delayed the requirements of this Interpretation until the first fiscal year or interim period ending after December 15, 2003. The Company has assessed the impact that Interpretation 46 may have on its consolidated financial statements, and concluded that the continued consolidation of the Company's marketing funds is appropriate. Based on a review of the franchise agreements and after considering the policies and procedures the Company has in place related to franchising activities, the Company has determined that the franchise arrangements entered into after January 31, 2003 do not result in these franchises qualifying as variable interest entities, and as such, consolidation of these franchises is not required. We will continue to monitor this literature to determine if any changes will have an impact on the Company.

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

18.  ADOPTION OF NEW ACCOUNTING PRONOUNCEMENTS (continued)

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