Form 10-Q
period 2004-01-18
JACK IN THE BOX INC /NEW/
filed 2004-03-02
CIK 807882

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-Q


                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


                 For the quarterly period ended January 18, 2004
                                                ----------------

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

Number of shares of common stock, $.01 par value, outstanding as of the close of business February 27, 2004 - 36,355,725.

                      JACK IN THE BOX INC. AND SUBSIDIARIES

                                      INDEX


                                                                            Page
                                                                            ----
                                     PART I


  Item 1.  Consolidated Financial Statements:

             Condensed Consolidated Balance Sheets...........................  3

             Unaudited Consolidated Statements of Earnings...................  4

             Unaudited Consolidated Statements of Cash Flow..................  5

             Notes to Unaudited Consolidated Financial Statements............  6

  Item 2.  Management's Discussion and Analysis of Financial Condition and
             Results of Operations........................................... 10

  Item 3.  Quantitative and Qualitative Disclosures About Market Risk........ 17

  Item 4.  Controls and Procedures........................................... 17


                                     PART II


  Item 4.  Submission of Matters to a Vote of Security Holders............... 18

  Item 6.  Exhibits and Reports on Form 8-K.................................. 19

           Signature......................................................... 21

PART I.    FINANCIAL INFORMATION

ITEM 1.    CONSOLIDATED FINANCIAL STATEMENTS




                      JACK IN THE BOX INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (In thousands)

                                                 January 18,       September 28,
                                                     2004               2003
--------------------------------------------------------------------------------
                                                  (Unaudited)
                                     ASSETS
Current assets:
   Cash and cash equivalents...................  $    30,558        $    22,362
   Accounts and notes receivable, net..........       26,804             31,582
   Inventories.................................       34,801             31,699
   Prepaid expenses and other current assets...       17,378             21,056
   Assets held for sale and leaseback..........       54,784             41,916
                                                 -----------        -----------
     Total current assets......................      164,325            148,615
                                                 -----------        -----------

Property and equipment, net....................      865,137            866,960

Goodwill.......................................       90,218             90,218

Intangible assets, net.........................       28,967             29,640

Other assets, net..............................       41,418             40,517
                                                 -----------        -----------

     TOTAL.....................................  $ 1,190,065        $ 1,175,950
                                                 ===========        ===========

                      LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
   Current maturities of long-term debt........  $     9,536        $    12,334
   Accounts payable............................       43,103             49,491
   Accrued expenses............................      182,563            175,909
                                                 -----------        -----------
     Total current liabilities.................      235,202            237,734
                                                 -----------        -----------

Deferred income taxes..........................       35,445             33,910

Long-term debt, net of current maturities......      300,701            290,746

Other long-term liabilities....................      132,339            143,238

Stockholders' equity:
   Common stock................................          433                432
   Capital in excess of par value..............      325,789            325,510
   Retained earnings...........................      316,289            300,682
   Accumulated other comprehensive loss, net...      (27,184)           (27,184)
   Unearned compensation.......................       (4,486)            (4,655)
   Treasury stock..............................     (124,463)          (124,463)
                                                 -----------        -----------
     Total stockholders' equity................      486,378            470,322
                                                 -----------        -----------

     TOTAL.....................................  $ 1,190,065        $ 1,175,950
                                                 ===========        ===========





          See accompanying notes to consolidated financial statements.

                      JACK IN THE BOX INC. AND SUBSIDIARIES
                  UNAUDITED CONSOLIDATED STATEMENTS OF EARNINGS
                      (In thousands, except per share data)

                                                      Sixteen Weeks Ended
                                                --------------------------------
                                                 January 18,        January 19,
                                                    2004               2003
--------------------------------------------------------------------------------

Revenues:
   Restaurant sales............................  $   597,712        $   559,431
   Distribution and other sales................       43,670             28,142
   Franchise rents and royalties...............       21,217             17,500
   Other.......................................        7,321              8,261
                                                 -----------        -----------
                                                     669,920            613,334
                                                 -----------        -----------
Costs of revenues:
   Restaurant costs of sales...................      188,449            171,227
   Restaurant operating costs..................      313,139            294,059
   Costs of distribution and other sales.......       42,907             27,492
   Franchised restaurant costs.................        8,941              7,440
                                                 -----------        -----------
                                                     553,436            500,218
                                                 -----------        -----------

Selling, general and administrative............       75,412             70,729
                                                 -----------        -----------
Earnings from operations.......................       41,072             42,387
Interest expense...............................       15,899              8,258
                                                 -----------        -----------

Earnings before income taxes...................       25,173             34,129

Income taxes...................................        9,566             12,969
                                                 -----------        -----------

Net earnings...................................  $    15,607        $    21,160
                                                 ===========        ===========

Earnings per share:
   Basic.......................................  $       .43        $       .57
   Diluted.....................................  $       .43        $       .56

Weighted-average shares outstanding:
   Basic.......................................       36,050             37,216
   Diluted.....................................       36,607             37,651





          See accompanying notes to consolidated financial statements.

                      JACK IN THE BOX INC. AND SUBSIDIARIES
                 UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)

                                                                          Sixteen Weeks Ended
                                                                      --------------------------
                                                                       January 18,   January 19,
                                                                           2004         2003
-----------------------------------------------------------------------------------------------
Cash flows from operating activities:
  Net earnings.........................................................  $ 15,607     $ 21,160
  Non-cash items included in operations:
    Depreciation and amortization......................................    23,175       21,182
    Amortization of unearned compensation .............................       169          117
    Deferred finance cost amortization.................................       728          915
    Deferred income taxes..............................................     1,535        2,422
    Loss on early retirement of debt...................................     9,177            -
  Gains on the conversion of company-operated restaurants..............    (5,112)      (7,270)
  Decrease (increase) in receivables...................................      (114)       4,488
  Increase in inventories..............................................    (3,102)      (2,132)
  Decrease in prepaid expenses and other current assets................     3,678       10,003
  Decrease in accounts payable.........................................    (6,388)     (15,671)
  Increase in other liabilities........................................    14,573        7,853
                                                                         --------     --------
    Cash flows provided by operating activities........................    53,926       43,067
                                                                         --------     --------

Cash flows from investing activities:
  Additions to property and equipment..................................   (23,501)     (22,371)
  Dispositions of property and equipment...............................     1,993       15,300
  Proceeds from the conversion of company-operated restaurants.........     3,111          849
  Increase in assets held for sale and leaseback.......................    (9,865)      (4,676)
  Collections on notes receivable......................................    10,020        4,302
  Pension contributions................................................   (17,000)      (4,400)
  Other................................................................    (3,902)      (1,584)
                                                                         --------     --------
    Cash flows used in investing activities............................   (39,144)     (12,580)
                                                                         --------     --------

Cash flows from financing activities:
  Borrowings under revolving bank loans................................         -      361,500
  Principal repayments under revolving bank loans......................         -     (288,500)
  Proceeds from term loan..............................................   275,000            -
  Principal payments on long-term debt, including current maturities...  (275,230)     (54,905)
  Debt issuance and debt repayment costs...............................    (6,636)      (1,203)
  Repurchase of common stock...........................................         -      (36,225)
  Proceeds from issuance of common stock...............................       280          110
                                                                         --------     --------
    Cash flows used in financing activities............................    (6,586)     (19,223)
                                                                         --------     --------

Net increase in cash and cash equivalents..............................  $  8,196     $ 11,264
                                                                         ========     ========



          See accompanying notes to consolidated financial statements.

                      JACK IN THE BOX INC. AND SUBSIDIARIES
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                  (Dollars in thousands, except per share data)


1.   GENERAL

     The accompanying unaudited consolidated financial statements of Jack in the Box Inc. (the "Company") and its subsidiaries have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules and regulations of the Securities and Exchange Commission ("SEC"). In our opinion, all adjustments considered necessary for a fair presentation of financial condition and results of operations for the interim periods have been included. Operating results for any interim period are not necessarily indicative of the results for any other interim period or for the full year. Our fiscal year is 52 or 53 weeks ending the Sunday closest to September 30. Fiscal year 2004 includes 53 weeks and fiscal year 2003 includes 52 weeks. We report results quarterly with the first quarter having 16 weeks and each remaining quarter having 12 weeks with the exception of the fourth quarter of fiscal year 2004 which will include 13 weeks.

     Certain financial statement reclassifications have been made in the prior year to conform to the current year presentation. These financial statements should be read in conjunction with the notes to the fiscal year 2003 consolidated financial statements contained in our Annual Report on Form 10-K filed with the SEC.

2.   STOCK-BASED EMPLOYEE COMPENSATION

     Stock awards are accounted for under Accounting Principles Board Opinion 25, Accounting for Stock Issued to Employees, using the intrinsic method, whereby compensation expense is recognized for the excess, if any, of the quoted market price of the Company's stock at the date of grant over the exercise price. Our policy is to grant stock options at fair value at the date of grant. Had compensation expense been recognized for our stock-based compensation plans by applying the fair value recognition provisions of Statement of Financial Accounting Standards ("SFAS") 123, Accounting for Stock-Based Compensation, we would have recorded net earnings as follows:

                                                                            Sixteen Weeks Ended
                                                                        --------------------------
                                                                         January 18,   January 19,
                                                                             2004         2003
    ----------------------------------------------------------------------------------------------
     Net earnings, as reported............................................  $ 15,607     $ 21,160
     Deduct: Total stock-based employee compensation expense determined
      under fair value based method for all awards, net of taxes..........     1,659        1,619
                                                                            --------     --------
     Pro forma net earnings...............................................  $ 13,948     $ 19,541
                                                                            ========     ========

    Net earnings per share:
      Basic-as reported...................................................  $    .43     $    .57
      Basic-pro forma.....................................................  $    .39     $    .53

      Diluted-as reported.................................................  $    .43     $    .56
      Diluted-pro forma...................................................  $    .38     $    .52

3.   ACCOUNTING CHANGES

     In December 2003, the Financial Accounting Standards Board ("FASB") issued Interpretation 46 Revised, Consolidation of Variable Interest Entities - an interpretation of Accounting Research Bulletin No. 51, which provides among other things, the immediate deferral of the application of Interpretation 46 for entities which did not originally qualify as special purpose entities, and provided additional scope exceptions for joint ventures with business operations and franchises. The adoption of this Interpretation did not have a material impact on our results of operations or financial position.

                      JACK IN THE BOX INC. AND SUBSIDIARIES
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                  (Dollars in thousands, except per share data)


4.   INTANGIBLE ASSETS

     Intangible assets consisted of the following as of January 18, 2004 and September 28, 2003:

                                                     2004               2003
    ----------------------------------------------------------------------------

       Amortized intangible assets:
         Gross carrying amount.................  $    60,676        $    61,069
         Less accumulated amortization.........       40,509             40,229
                                                 -----------        -----------
         Net carrying amount...................  $    20,167        $    20,840
                                                 ===========        ===========

       Unamortized intangible assets:
         Goodwill..............................  $    90,218        $    90,218
         Qdoba trademark.......................        8,800              8,800
                                                 -----------        -----------
                                                 $    99,018        $    99,018
                                                 ===========        ===========

     Amortized intangible assets include lease acquisition costs and acquired franchise contracts. Lease acquisition costs represent the fair values of acquired lease contracts having contractual rents lower than fair market rents and are amortized on a straight-line basis over the remaining lease term. Acquired franchise contracts are amortized over the term of the franchise agreements based on the projected royalty revenue stream. The weighted-average life of the amortized intangible assets is approximately 28 years. Total amortization expense related to intangible assets was $613 and $639 for the quarters ended January 18, 2004 and January 19, 2003, respectively. The estimated amortization expense for each fiscal year through 2008 ranges from approximately $1,400 to $1,800.

5.   INDEBTEDNESS

     New Financing. On January 8, 2004, we secured a new senior term loan and amended our revolving credit facility, each with extended maturities. Our new financing is intended to provide a more flexible capital structure, facilitate the execution of our strategic plan, and decrease borrowing costs by approximately $3,000 per year on average over the term of our new term loan.

     Our credit facility provides borrowings in the aggregate amount of $475,000 and is comprised of: (i) a $200,000 revolving credit facility maturing on January 8, 2008 with a rate of London Interbank Offered Rate ("LIBOR") plus 2.25% and (ii) a $275,000 term loan maturing on January 8, 2011 with a rate of LIBOR plus 2.75%. The credit facility requires the payment of an annual commitment fee based on the unused portion of the credit facility. The annual commitment rate and the credit facility's interest rates are based on a financial leverage ratio, as defined in the credit agreement. To secure our respective obligations under the credit facility, the Company and certain of its subsidiaries granted liens in substantially all personal property assets. Under certain circumstances, the Company and each of its certain subsidiaries will be required to grant liens in certain real property assets to secure their respective obligations under the new credit facility. Additionally, certain of our real and personal property secure other indebtedness of the Company. At January 18, 2004, we had no borrowings under our revolving credit facility and had letters of credit outstanding of approximately $32,600.

     We are subject to a number of covenants under our various debt instruments, including limitations on additional borrowings, acquisitions, loans to franchisees, capital expenditures, lease commitments and dividend payments, as well as requirements to maintain certain financial ratios, cash flows and net worth. As of January 18, 2004, we were in compliance with all the debt covenants.

     Debt Extinguishment. We used the proceeds from the new term loan to refinance our existing $150,000 term loan and redeem $125,000 of 8 3/8% senior subordinated notes due April 15, 2008, which resulted in a pre-tax charge to interest expense of $9,177, or $5,690 after tax.

                      JACK IN THE BOX INC. AND SUBSIDIARIES
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                  (Dollars in thousands, except per share data)


6.   INCOME TAXES

     The income tax provisions in the quarter reflect the projected annual tax rates for 2004 and 2003 of 38.0%. The fiscal 2003 income tax provision was subsequently adjusted to the effective annual rate of 36.2% of pretax earnings. The favorable income tax rate in 2003 resulted from the favorable resolution of a long-standing tax matter. The final 2004 annual tax rate cannot be determined until the end of the fiscal year; therefore, the actual rate could differ from our current estimates.

7.   AVERAGE SHARES OUTSTANDING

     Net earnings per share for each quarter is based on the weighted-average number of shares outstanding during the quarter, determined as follows (in thousands):

                                                                              Sixteen Weeks Ended
                                                                          -------------------------
                                                                           January 18,  January 19,
                                                                               2004         2003
    -----------------------------------------------------------------------------------------------
     Shares outstanding, beginning of period ...............................  36,034       38,558
     Effect of common stock issued..........................................      16            4
     Effect of common stock reacquired......................................       -       (1,346)
                                                                              ------       ------
     Weighted-average shares outstanding - basic............................  36,050       37,216
     Assumed additional shares issued upon exercise of stock
      options, net of shares reacquired at the average market price.........     305          295
     Effect of restricted stock issued......................................     252          140
                                                                              ------       ------
     Weighted-average shares outstanding - diluted..........................  36,607       37,651
                                                                              ======       ======

     Diluted weighted-average shares outstanding exclude options to purchase 3,480,676 and 3,271,253 shares of common stock in 2004 and 2003, respectively, because their exercise prices exceeded the average market price of common stock for the period.

8.   CONTINGENCIES AND LEGAL MATTERS

     The Company is principally liable for lease obligations on various properties sub-leased to third parties. We are also obligated under a lease guarantee agreement associated with one Chi Chi's restaurant property. Due to the bankruptcy of the Chi-Chi's restaurant chain, previously owned by the Company, we are obligated to perform in accordance with the terms of the guarantee agreement, as well as four other lease agreements which expire at various dates in 2010 and 2011. During fiscal year 2003, we established an accrual for these lease obligations and do not anticipate incurring any additional charges related to the Chi Chi's bankruptcy in future years.

     Legal Proceedings - The Company is also subject to normal and routine litigation. In the opinion of management, based in part on the advice of legal counsel, the ultimate liability from all pending legal proceedings, asserted legal claims and known potential legal claims should not materially affect our operating results, financial position or liquidity.

9.   SEGMENT REPORTING

     Prior to the acquisition of Qdoba, the Company operated its business in a single segment. Subsequent to the Qdoba acquisition the Company has two operating segments, JACK IN THE BOX and Qdoba, based on the Company's management structure and internal method of reporting. Based upon certain quantitative thresholds, only JACK IN THE BOX is considered a reportable segment.

                      JACK IN THE BOX INC. AND SUBSIDIARIES
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                  (Dollars in thousands, except per share data)


9.   SEGMENT REPORTING (continued)

     Summarized financial information concerning our reportable segment is shown in the following table:

                                                      Sixteen Weeks Ended
                                                --------------------------------
                                                 January 18,        January 19,
                                                    2004               2003
     ---------------------------------------------------------------------------

      Revenues .................................  $   660,240        $   613,334
      Earnings from operations..................       41,410             42,387

     Interest expense and income taxes are not reported on an operating segment basis in accordance with the Company's method of internal reporting.

     A reconciliation of reportable segment revenues to consolidated revenue follows:

                                                      Sixteen Weeks Ended
                                                --------------------------------
                                                 January 18,        January 19,
                                                    2004               2003
     ---------------------------------------------------------------------------

      Revenues.................................  $   660,240        $   613,334
      Other....................................        9,680                  -
                                                 -----------        -----------
      Consolidated revenues....................  $   669,920        $   613,334
                                                 ===========        ===========

     A  reconciliation  of  reportable   segment  earnings  from  operations  to
     consolidated earnings from operations follows:

                                                      Sixteen Weeks Ended
                                                --------------------------------
                                                 January 18,        January 19,
                                                    2004               2003
     ---------------------------------------------------------------------------

      Earnings from operations.................  $    41,410        $    42,387
      Other....................................         (338)                 -
                                                 -----------        -----------
      Consolidated earnings from operations....  $    41,072        $    42,387
                                                 ===========        ===========

10.  SUPPLEMENTAL CASH FLOW INFORMATION

     The consolidated statements of cash flows exclude the following non-cash transactions: (i) equipment capital lease obligations of $7,290 incurred in 2004; (ii) non-cash proceeds from the Company's financing of a portion of the sale of company-operated restaurants to certain qualified franchisees of $5,265 and $8,218 in 2004 and 2003, respectively, included in accounts receivable; and (iii) the use of sinking fund payments to retire financing lease obligations during 2003.

ITEM 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
             RESULTS OF OPERATIONS

Results of Operations

     All comparisons under this heading between 2004 and 2003 refer to the 16-week periods ended January 18, 2004 and January 19, 2003, respectively, unless otherwise indicated.

     The Company acquired Qdoba Restaurant Corporation ("Qdoba"), operator and franchiser of Qdoba Mexican Grill(R), on January 21, 2003. Qdoba's results of operations are not included in periods ending prior to the acquisition date, and as such are not reflected in the results of operations for the first quarter of fiscal year 2003.

Overview

     Jack in the Box Inc. (the "Company") owns, operates and franchises JACK IN THE BOX(R) quick-service hamburger restaurants and Qdoba Mexican Grill ("Qdoba") fast-casual restaurants. As of January 18, 2004, the JACK IN THE BOX system included 1,959 restaurants, of which 1,545 were company-operated and 414 were franchise-operated. JACK IN THE BOX restaurants are located primarily in the western and southern United States. As of January 18, 2004, the Qdoba Mexican Grill system included 131 fast-casual restaurants.

     The Company's primary source of revenue is from company-operated restaurants. The Company also derives revenue from distribution sales to JACK IN THE BOX and Qdoba franchises, retail sales from fuel and convenience stores ("QUICK STUFF(R)"), royalties from franchised restaurants, rents from real estate leased to certain franchisees, initial franchise fees and development fees, and the sale of company-operated restaurants to franchisees.

     The quick-serve restaurant industry has become more complex and challenging in recent years. Challenges presently facing the sector include changes in consumer expectations, intense competition with respect to market share, restaurant locations, labor, and menu and product development, the emergence of a new fast-casual restaurant segment, changes in the economy and industry price wars.

     To address these challenges and others, and support our goal of transitioning to a national restaurant company, management has undertaken a brand re-invention operating strategy and developed a multifaceted growth strategy. Brand re-invention initiatives include product innovation with a focus on high-quality products, enhancements to the quality of service and renovation to the restaurant facility. Our multifaceted growth strategy includes growing our restaurant base, increasing our franchising activities, expanding our proprietary QUICK STUFF convenience store concept and continuing to grow Qdoba. We believe that brand re-invention will clearly differentiate us from our competition and that our growth strategy will support us in our objective to become a national restaurant company.

     The following summarizes the most significant events occurring in the first quarter of fiscal year 2004:

     o Increase in Company-operated Restaurant Sales. New product introductions and quality improvements to existing products have resulted in increased sales trends in the quarter. This trend is expected to continue, and we project a 4.0% to 4.5% increase in sales at JACK IN THE BOX restaurants open more than one fiscal year ("same-store") in the second quarter and a 2.5% to 3.0% growth in same-store sales for the full year.
     o Increase in Restaurant Costs of Sales. In the quarter, restaurant costs of sales were unfavorably impacted by higher commodity costs, primarily beef. Beef costs were approximately 20% higher than a year ago and are expected to continue to be higher than last year in our second quarter and then moderate for the remainder of the year. For the full fiscal year, we estimate beef costs will be approximately 5% to 7% higher than last year.
     o Refinancing Transaction. We secured new financing intended to provide a more flexible capital structure, facilitate the execution of our strategic plan, and decrease borrowing costs. In connection with the refinancing, we recorded a charge to interest expense for the early retirement of debt of $9.2 million, $5.7 million after tax or $.15 per diluted share.
     o Brand Re-Invention Progress. We are currently converting two restaurants in San Diego that will serve as learning labs for our brand re-invention initiative. These restaurants are expected to reopen within the next 60 days and will feature an upgraded menu, totally redesigned facility - inside and out - and a higher level of guest service. The results of these two concept stores will be evaluated and applied in two test markets before fiscal-year end. As we have stated previously, brand reinvention is anticipated to be a three- to five-year program which will roll out only after evaluation of our market testing. We are also on course with our new Innovation Center, which will unite research and development with product marketing and other key support functions. The Innovation Center, expected to open this spring, will help us research evolving consumer preferences, develop new products and design new restaurant processes and equipment.

     The following table sets forth, unless otherwise indicated, the percentage relationship to total revenues of certain items included in the Company's statements of earnings.

                           STATEMENTS OF EARNINGS DATA

                                                     2004               2003
-------------------------------------------------------------------------------

Revenues:
  Restaurant sales.............................      89.2%              91.2%
  Distribution and other sales.................       6.5                4.6
  Franchise rents and royalties................       3.2                2.9
  Other........................................       1.1                1.3
                                                    -----              -----
    Total revenues.............................     100.0%             100.0%
                                                    -----              -----

Costs of revenues:
  Restaurant costs of sales (1)................      31.5%              30.6%
  Restaurant operating costs (1)...............      52.4               52.6
  Costs of distribution and other sales (1)....      98.3               97.7
  Franchise restaurant costs (1)...............      42.1               42.5
    Total costs of revenues....................      82.6               81.6
Selling, general and administrative............      11.3               11.5
    Earnings from operations...................       6.1                6.9

     (1)  As a percentage of the related sales and/or revenues.

     The following table summarizes the number of JACK IN THE BOX restaurants as of January 18, 2004 and January 19, 2003:


                                                     2004               2003
-------------------------------------------------------------------------------

JACK IN THE BOX:
  Company-operated.............................     1,545              1,515
  Franchised...................................       414                365
                                                    -----              -----
  End of period total..........................     1,959              1,880
                                                    =====              =====

Revenues

     Restaurant sales increased $38.3 million, or 6.8%, to $597.7 million in 2004 from $559.4 million in 2003. This growth primarily reflects an increase in sales at JACK IN THE BOX company-operated restaurants, growth in the number of company-operated restaurants and additional sales from Qdoba company-operated restaurants, which were acquired in the second quarter of 2003. Sales at JACK IN THE BOX restaurants open more than one fiscal year ("same-store") increased 3.1% in 2004 compared with 2003, primarily due to the continued success of our premium salad line, positive response to our new high-quality products, including Classics on a Roll and our improved Chicken Breast Strips and improved economic conditions compared with a year ago. The number of JACK IN THE BOX company-operated restaurants increased 2.0% to 1,545 in 2004 from 1,515 a year ago.

     Distribution and other sales, representing distribution sales to franchisees and QUICK STUFF sales, increased $15.6 million to $43.7 million in 2004 from $28.1 million in 2003. Sales from our QUICK STUFF locations increased primarily due to an increase in the number of QUICK STUFF locations to eighteen at the end of the quarter from twelve a year ago. Distribution sales also grew in 2004 compared with 2003, primarily due to an increase in the number of JACK IN THE BOX and Qdoba franchised restaurants serviced by our distribution centers.

     Franchise rents and royalties increased $3.7 million to $21.2 million in 2004 from $17.5 million in 2003, primarily reflecting an increase in the number of JACK IN THE BOX franchised restaurants to 414 at the end of the quarter from 365 a year ago. As a percentage of franchise restaurant sales, franchise rents and royalties decreased slightly to 12.3% in 2004 from 13.0% in 2003, primarily due to the acquisition of Qdoba in the second quarter of fiscal year 2003, whose royalties are lower than JACK IN THE BOX average rents and royalties.

     Other revenues include principally gains and fees from the conversion of company-operated restaurants, as well as interest income from notes receivable and investments. Other revenues decreased $1.0 million to $7.3 million in 2004 from $8.3 million in 2003, primarily due to a decrease in gains and fees from the conversion of 19 lower average sales volume restaurants in 2004 compared with 9 restaurants a year ago. Gains related to these conversions were $5.1 million and $7.3 million, respectively. In the second quarter, we expect to convert seven restaurants to franchises and generate approximately $4 million in other revenues, and for the full year other revenues are expected to be approximately $23 million, primarily from the conversion of 35 to 40 restaurants.

Costs and Expenses

     Restaurant costs of sales, which include food and packaging costs, increased to $188.4 million in 2004 from $171.2 million in 2003, primarily due to sales growth and higher ingredient costs. As a percentage of restaurant sales, costs of sales increased to 31.5% in 2004 from 30.6% in 2003, due to higher ingredient costs, primarily beef which was approximately 20% higher than a year ago.

     Restaurant operating costs were $313.1 million, or 52.4% of restaurant sales, in 2004 and $294.1 million, or 52.6% in 2003. The percentage improvement in 2004 is primarily due to increased leverage on payroll and fixed costs provided by higher sales in the quarter compared with a year ago, partially offset by increases in insurance costs. Insurance expenses, primarily workers' compensation, are expected to continue at higher levels throughout fiscal year 2004.

     Costs of distribution and other sales increased to $42.9 million in 2004 from $27.5 million in 2003, primarily reflecting an increase in the related sales. As a percentage of distribution and other sales, these costs increased to 98.3% in 2004 from 97.7% a year ago due to declines in distribution and fuel margins. Lower fuel margins resulted from a change in our fuel pricing strategy designed to achieve higher sales volumes at certain QUICK STUFF locations. Distribution margins were impacted by growth in the percentage of our distribution business serviced from our lower margin distribution centers.

     Franchise restaurant costs, which consist principally of rents and depreciation on properties leased to franchisees and other miscellaneous costs, increased to $8.9 million in 2004 from $7.4 million in 2003, primarily reflecting an increase in the number of franchised restaurants.

     Selling, general and administrative expenses ("SG&A") increased to $75.4 million in 2004 from $70.7 million in 2003. SG&A improved to 11.3% of revenues in 2004 compared with 11.5% in 2003 due to continued cost reduction initiatives from our Profit Improvement Program and the increased leverage from higher revenues, offset in part by higher pension costs. Pension costs have increased due to declines in discount rates and in the assumed long-term rate of return on plan assets, and are expected to continue at higher levels throughout fiscal year 2004.

     Interest expense was $15.9 million in 2004 compared with $8.3 million in 2003. This increase primarily relates to the refinancing of the Company's term loan and the early redemption of the senior subordinated notes, which resulted in a charge of $9.2 million for the payment of a call premium and the write-off of deferred finance fees. In addition to providing us with a more flexible capital structure, this refinancing transaction is expected to lower our borrowing costs by approximately $3 million per year on average over the term of our new term loan. The impact of these costs was partially offset by lower average interest rates compared with a year ago.

     The income tax provisions in both quarters reflect projected annual tax rates of 38.0% of pre-tax earnings. The fiscal 2003 income tax provision was subsequently adjusted to the effective annual rate of 36.2% of pretax earnings. The lower income tax rate in 2003 resulted from the favorable resolution of a long-standing tax matter. The final 2004 annual tax rate cannot be determined until the end of the fiscal year; therefore, the actual rate could differ from our current estimates.

Net Earnings

     Net earnings were $15.6 million, or $.43 per diluted share, in 2004 compared to $21.2 million, or $.56 per diluted share, in 2003. In 2004, net earnings includes a loss on early retirement of debt, which was $5.7 million, net of income taxes, or $.15 per diluted share.

Liquidity and Capital Resources

     General. Cash and cash equivalents increased $8.2 million to $30.6 million at January 18, 2004 from $22.4 million at the beginning of the fiscal year, reflecting a temporary increase in cash balances. We generally expect to maintain low levels of cash and cash equivalents, reinvesting available cash flows from operations to develop new or enhance existing restaurants, and to reduce borrowings under the revolving credit facility. At January 18, 2004, we had no borrowings under our revolving credit facility.

     Financial Condition. Our working capital deficit decreased $18.2 million to $70.9 million at January 18, 2004 from $89.1 million at September 28, 2003, primarily due to the temporary increase in our cash and a $12.9 million increase in assets held for sale and leaseback at the end of the quarter. The increase in assets held for sale and leaseback is due principally to an increase in costs associated with the Company's Innovation Center expected to open this spring. The Company and the restaurant industry in general maintain relatively low levels of accounts receivable and inventories, and vendors grant trade credit for purchases such as food and supplies. We also continually invest in our business through the addition of new units and refurbishment of existing units, which are reflected as long-term assets and not as part of working capital. At the end of the quarter, our current ratio increased to .7 to 1 compared with .6 to 1 at the beginning of the year, improving for the same reasons discussed above.

     New Financing. On January 8, 2004, we secured a new senior term loan and amended our revolving credit facility, each with extended maturities. Our new financing is intended to provide a more flexible capital structure, facilitate the execution of our strategic plan, and decrease borrowing costs by approximately $3 million per year on average over the term of our new term loan.

     Our credit facility provides borrowings in the aggregate amount of $475 million and is comprised of: (i) a $200 million revolving credit facility maturing on January 8, 2008 with a rate of London Interbank Offered Rate ("LIBOR") plus 2.25% and (ii) a $275 million term loan maturing on January 8, 2011 with a rate of LIBOR plus 2.75%. The credit facility requires the payment of an annual commitment fee based on the unused portion of the credit facility. The annual commitment rate and the credit facility's interest rates are based on a financial leverage ratio, as defined in the credit agreement. To secure our respective obligations under the credit facility, the Company and certain of its subsidiaries granted liens in substantially all personal property assets. Under certain circumstances, the Company and each of its certain subsidiaries will be required to grant liens in certain real property assets to secure their respective obligations under the new credit facility. Additionally, certain of our real and personal property secure other indebtedness of the Company. At January 18, 2004, we had no borrowings under our revolving credit facility and had letters of credit outstanding of $32.6 million.

     We used the proceeds from the new term loan to refinance our existing $150 million term loan and redeem $125 million of 8 3/8% senior subordinated notes due April 15, 2008, which resulted in a charge to interest expense of $9.2 million. The amended revolving credit facility is intended to support general corporate purposes.

     We are subject to a number of covenants under our various debt instruments, including limitations on additional borrowings, acquisitions, loans to franchisees, capital expenditures, lease commitments and dividend payments, as well as requirements to maintain certain financial ratios, cash flows and net worth. As of January 18, 2004, we were in compliance with all the debt covenants.

     Total debt outstanding increased to $310.2 million at January 18, 2004 from $303.1 million at the beginning of the fiscal year due to an increase in capital lease obligations associated with new restaurant equipment leases.

     Franchise Conversions. We have continued our strategy of selectively converting company-operated restaurants to franchises, converting 19 restaurants in the quarter compared with nine a year ago. In the first quarter of 2004 and 2003, proceeds from the conversion of company-operated restaurants and collections on notes receivable, primarily related to conversions, were $13.1 million and $5.2 million, respectively.

     In the second quarter, we expect to convert seven restaurants to franchises and generate approximately $4 million in other revenues, and for the full year other revenues are expected to be approximately $23 million, primarily from the conversion of 35 to 40 restaurants.

     Other Transactions. In January 1994, we entered into financing lease arrangements with two limited partnerships (the "Partnerships") related to 76 restaurants. At the inception of the financing lease arrangements, we recorded cash and cash held in trust, and established financing lease obligations of approximately $70 million requiring semi-annual payments to cover interest and sinking fund obligations due in equal installments on January 1, 2003 and November 1, 2003. In January 2003, we paid a $1.3 million fee to retire the debt early. The fee was charged to interest expense in the first quarter of fiscal year 2003 when the obligations were retired. We used borrowings under our credit facility and previous sinking fund payments to reacquire the interests in the restaurant properties and retire the high interest rate bearing financing lease obligations.

     In fiscal years 2000 and 2002, our Board of Directors authorized the repurchase of our outstanding common stock in the open market for an aggregate amount not to exceed $90 million. Under these authorizations, we acquired 4,115,853 shares at an aggregate cost of $90 million prior to the beginning of fiscal year 2004 and have no repurchase availability remaining. The stock repurchase program was intended to increase shareholder value and offset the dilutive effect of stock option exercises.

     Contractual Obligations and Commitments. The following is a summary of the Company's contractual obligations and commercial commitments as of January 18, 2004:

                                                                    Payments Due by Period (in thousands)
                                                -----------------------------------------------------------------------------
                                                                  Less than                                        After
                                                    Total           1 year        1-3 years       3-5 years       5 years
 ----------------------------------------------------------------------------------------------------------------------------

  Contractual Obligations:
    Credit facility term loan.................   $   275,000     $     2,063     $     5,500     $     5,500     $   261,937
    Revolving credit facility.................             -               -               -               -               -
    Capital lease obligations.................        30,407           4,189           8,450           8,423           9,345
    Other long-term debt obligations..........         4,830           3,284           1,152             394               -
    Operating lease obligations (1)...........     1,506,547         159,737         281,326         237,487         827,997
    Guarantee (2).............................         1,106             210             323             316             257
                                                 -----------     -----------     -----------     -----------     -----------
     Total contractual obligations............   $ 1,817,890     $   169,483     $   296,751     $   252,120     $ 1,099,536
                                                 ===========     ===========     ===========     ===========     ===========

  Other Commercial Commitments:
    Stand-by letters of credit (3)............   $    32,602     $    32,602     $         -     $         -     $         -
                                                 ===========     ===========     ===========     ===========     ===========

     (1) We exercised our purchase option rights under certain lease agreements and on February 27, 2004, purchased JACK IN THE BOX restaurant properties for approximately $46 million, which will be converted to sale and leaseback transactions over the balance of the fiscal year.

     (2) Consists of a guarantee associated with one Chi-Chi's property. Due to the bankruptcy of the Chi-Chi's restaurant chain, previously owned by the Company, we are obligated to perform in accordance with the terms of the guarantee agreement.

     (3) Consists primarily of letters of credit for workers' compensation and general liability insurance.

     Capital Expenditures. Capital expenditures, including capital lease obligations, were $30.8 million and $22.4 million in 2004 and 2003, respectively. Cash flows from additions to property and equipment, increased $1.1 million to $23.5 million in 2004 from $22.4 million in 2003, due to an increase in spending related to JACK IN THE BOX restaurant improvements and the inclusion of Qdoba capital expenditures, primarily related to new company-operated restaurants. These increases were partially offset by a decline in expenditures for new JACK IN THE BOX restaurants, reflecting a reduction in the number of new restaurant openings to 12 in the first quarter of fiscal year 2004 from 22 a year ago. During the quarter, we also incurred capital lease obligations for certain restaurant equipment of $7.3 million.

     In the second quarter of fiscal year 2004 and for the full year, we expect capital expenditures and lease commitments to be approximately $29 million and $150 million, respectively. Our capital projections include spending related to approximately 14 and 65 new restaurants, respectively, brand re-invention initiatives and our new Innovation Center, as well as additional capital lease commitments for certain restaurant equipment.

     Pension Funding. Lower discount rates and a reduction in our assumed long-term rate of return on plan assets have contributed to an increase in our accumulated benefit plan obligations. Taking advantage of our current cash position and the upward trend in the equity markets, we contributed $17.0 million to our pension plans in December 2003.

     Future Liquidity. We require capital principally to grow the business through new restaurant construction, as well as to maintain, improve and refurbish existing restaurants, and for general operating purposes. Our primary short-term and long-term sources of liquidity are expected to be cash flows from operations, the revolving bank credit facility, and the sale and leaseback of certain restaurant properties. Additional potential sources of liquidity include the conversion of company-operated restaurants to franchised restaurants. Based upon current levels of operations and anticipated growth, we expect that cash flows from operations, combined with other financing alternatives in place or available, will be sufficient to meet debt service, capital expenditure and working capital requirements.

     We do not have material related party transactions or off-balance sheet arrangements, other than our operating leases. We do not enter into commodity contracts for which market price quotations are not available. Furthermore, we are not aware of any other factors which are reasonably likely to affect our liquidity, other than those disclosed as risk factors in our Form 10-K filed with the SEC. While we have noted that certain operating expenses are rising, including pension and insurance costs, we believe that there are sufficient funds available from operations, our existing credit facility and the sale and leaseback of restaurant properties to accommodate the Company's future growth.

Discussion of Critical Accounting Policies

     We have identified the following as the Company's most critical accounting policies, which are those that are most important to the portrayal of the
Company's financial condition and results and require management's most subjective and complex judgments. Information regarding the Company's other significant accounting policies are disclosed in Note 1 of our most recent Annual Report on Form 10-K filed with the SEC.

     Pension Benefits - The Company sponsors pension and other retirement plans in various forms covering those employees who meet certain eligibility requirements. Several statistical and other factors which attempt to anticipate future events are used in calculating the expense and liability related to the plans, including assumptions about the discount rate, expected return on plan assets and the rate of increase in compensation levels, as determined by the Company using specified guidelines. In addition, our outside actuarial consultants also use certain statistical factors such as turnover, retirement and mortality rates to estimate the Company's future benefit obligations. The actuarial assumptions used may differ materially from actual results due to changing market and economic conditions, higher or lower turnover and retirement rates or longer or shorter life spans of participants. These differences may impact the amount of pension expense recorded by the Company. Due principally to decreases in discount rates and declines in the return on assets in the plans, the pension expense in fiscal year 2004 is expected to be approximately $7.2 million higher than fiscal year 2003.

     Self Insurance - The Company is self-insured for a portion of its current and prior years' losses related to its workers' compensation, general liability, automotive, medical and dental programs. In estimating the Company's self-insurance reserves, we utilize independent actuarial estimates of expected losses, which are based on statistical analyses of historical data. These assumptions are closely monitored and adjusted when warranted by changing circumstances. Should a greater amount of claims occur compared to what was estimated, or medical costs increase beyond what was expected, reserves might not be sufficient, and additional expense may be recorded.

     Long-lived Assets - Property, equipment and certain other assets, including amortized intangible assets, are reviewed for impairment when indicators of impairment are present. This review includes a market-level analysis and evaluations of restaurant operating performance from operations and marketing management. When indicators of impairment are present, we perform an impairment analysis on a restaurant-by-restaurant basis. If the sum of undiscounted future cash flows is less than the carrying value of the asset, we recognize an impairment loss by the amount which the carrying value exceeds the fair value of the asset. Our estimates of future cash flows may differ from actual cash flows due to, among other things, economic conditions or changes in operating performance. During the first quarter of fiscal year 2004, we noted no indication of impairment of these long-lived assets.

     Goodwill and Other Intangibles - We also evaluate goodwill and intangible assets not subject to amortization annually, or more frequently if indicators of impairment are present. If the estimated fair values of these assets are less than the related carrying amounts, an impairment loss is recognized. The methods we use to estimate fair value include future cash flow assumptions, which may differ from actual cash flows due to, among other things, economic conditions or changes in operating performance. During the fourth quarter of 2003, we reviewed the carrying value of our goodwill and indefinite life intangible assets and determined that no impairment existed as of September 28, 2003.

     Allowances for Doubtful Accounts - Our trade receivables consist primarily of amounts due from franchisees for rents on subleased sites, royalties and distribution sales. We also have notes receivable related to short-term financing provided on the sale of company-operated restaurants to certain qualified franchisees. We continually monitor amounts due from franchisees and maintain an allowance for doubtful accounts for estimated losses resulting from the potential inability of our franchisees to make required payments. This estimate is based on our assessment of the collectibility of specific franchisee accounts, as well as a general allowance based on historical trends, the financial condition of our franchisees, consideration of the general economy and the aging of such receivables. The Company has good relationships with its franchisees and achieves high collection rates; however, if the future financial condition of our franchisees were to deteriorate, resulting in their inability to make specific required payments, additions to the allowance for doubtful accounts may be required.

     Legal Accruals - The Company is subject to claims and lawsuits in the ordinary course of its business. A determination of the amount accrued, if any, for these contingencies is made after analysis of each matter. We continually evaluate such accruals and may increase or decrease accrued amounts as we deem appropriate.

Future Application of Accounting Principles

     In December 2003, the FASB issued SFAS 132 Revised, Employers' Disclosures about Pensions and Other Post Retirement Benefits. This Statement requires revisions to employers' disclosures about pension plans and other post retirement plans. The interim period disclosure requirements will be effective beginning in the second quarter of fiscal year 2004 and the annual disclosure requirements will be effective for fiscal year 2004.

Cautionary Statements Regarding Forward-Looking Statements

     This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of the federal securities law. These forward-looking statements are principally contained in the sections captioned, Notes to Unaudited Consolidated Financial Statements and Liquidity and Capital Resources. Statements regarding our continuing investment in new restaurants and refurbishment of existing facilities, expectations regarding our refinancing and effective tax rate, expectations regarding any liability that may result from claims and actions filed against us, our estimated and future expenses, our brand reinvention, growth and QUICK STUFF strategies, our same store sales trends, our cost of sales, the opening of our learning labs and Innovation Center, the number and impact of our anticipated restaurant conversions, our future financial performance, sources of liquidity, uses of cash and sufficiency of our cash flows are forward-looking statements. Forward-looking statements are generally identifiable by the use of the words "anticipate," "assume," "believe," "estimate," "seek," "expect," "intend," "plan," "project," "may," "will" "would," and similar expressions. Forward-looking statements are based on management's current plans and assumptions and are subject to known and unknown risks and uncertainties, which may cause actual results to differ materially from expectations. The following is a discussion of some of those factors.

     There is intense competition in the quick service restaurant industry with respect to market share, restaurant locations, labor, menu and product development. The Company competes primarily on the basis of quality, variety and innovation of menu items, service, brand, convenience and price against several larger national and international chains with potentially significantly greater financial resources. The Company's results depend upon the effectiveness of its strategies as compared to its competitors, and can be adversely affected by aggressive competition from numerous and varied competitors in all areas of business, including new product introductions, promotions and discounting. In addition, restaurant sales can be affected by factors, including but not limited to, demographic changes, consumer preferences, tastes and spending patterns, perceptions about the health and safety of food products and severe weather conditions. With approximately 40% of its restaurants in California, demographic changes, adverse weather, economic and political conditions and other significant events in California can significantly affect Jack in the Box restaurant sales. The quick service restaurant industry is mature, with significant chain penetration. There can be no assurances that the Company's growth objectives in the regional domestic markets in which it operates restaurants and convenience stores will be met or that the new facilities will be profitable. Anticipated and unanticipated delays in development, sales softness and restaurant closures may have a material adverse effect on the Company's results of operations. The development and profitability of restaurants can be adversely affected by many factors including the ability of the Company and its franchisees to select and secure suitable sites on satisfactory terms, the availability of financing and general business and economic conditions. The realization of gains from our program of selective sales of Company-operated restaurants to existing and new franchisees depends upon various factors, including sales trends at Jack in the Box restaurants and the financing market and economic conditions referred to above. The ongoing success of our selective sale and leaseback of restaurant properties is subject to changes in the economy, credit market, real estate market and the ability of the company to obtain acceptable prices and terms. Our results of operations can also be adversely affected by changes in commodity prices or supply, increasing utility, occupancy and insurance costs, interest rates, inflation, recession and other factors over which the Company has no control, including the possibility of increased pension expense and contributions resulting from continued declines in discount rates and stock market returns. In January 2003, the Company completed its acquisition of Qdoba Restaurant Corporation, a fast-casual restaurant chain. The Company may not successfully integrate or fully realize the potential benefits or synergies of this or other acquisition transactions. Other factors that can cause actual results to differ materially from expectations include the unpredictable nature of litigation, including strategies and settlement costs; changes in accounting standards, policies and practices; new legislation and governmental regulation; potential variances between estimated and actual liabilities; and the possibility of unforeseen events affecting the industry in general.

     Our income tax provision is sensitive to expected earnings and, as expectations change, our income tax provision may vary from quarter-to-quarter and year-to-year. In addition, from time-to-time, we may take positions for filing our tax returns, which differ, from the treatment for financial reporting purposes. Our effective tax rate for fiscal 2004 is expected to be higher than our fiscal 2003 rate.

     This discussion of uncertainties is not exhaustive. Additional risk factors associated with our business are detailed in our most recent Annual Report on Form 10-K filed with the SEC. Jack in the Box Inc. assumes no obligation and does not intend to update these forward-looking statements.

ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS

     Our primary exposure relating to financial instruments is to changes in interest rates. Our credit facility, which is comprised of a revolving credit facility and a term loan, bears interest at an annual rate equal to the prime rate or the LIBOR plus an applicable margin based on a financial leverage ratio. The majority of the credit facility borrowings are LIBOR based. As of January 18, 2004, our applicable margins for the LIBOR based revolving loans and term loan were set at 2.25% and 2.75%, respectively. A hypothetical one percent increase in short-term interest rates, based on the outstanding balance of our revolving credit facility and term loan at January 18, 2004, would result in an estimated increase of $2.8 million in annual interest expense.

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

     We are also exposed to the impact of commodity and utility price fluctuations related to unpredictable factors such as weather and various other market conditions outside our control. Our ability to recover increased costs through higher prices is limited by the competitive environment in which we operate. From time-to-time we enter into futures and option contracts to manage these fluctuations. Open commodity futures and option contracts were not significant at January 18, 2004.

     At January 18, 2004, we had no other material financial instruments subject to significant market exposure.

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

     (b) There have been no significant changes in our internal control over financial reporting during the quarter ended January 18, 2004 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.


PART II.   OTHER INFORMATION

There is no information required to be reported for any items under Part II, except as follows:

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     No matters were submitted to a vote of stockholders in the first quarter ended January 18, 2004. Our annual meeting of stockholders was held February 13, 2004, at which the following matters were voted as indicated:


  1. Election of the following directors to serve until the next annual meeting of stockholders and until their successors are elected and qualified.

                                                    For         Withheld    Abstain
                                                    ---         --------    -------

         Michael E. Alpert.....................  32,823,932    1,668,770         -
         Edward W. Gibbons.....................  33,908,169      584,533         -
         Anne B. Gust..........................  32,723,132    1,769,570         -
         Alice B. Hayes, Ph.D..................  32,503,188    1,989,514         -
         Murray H. Hutchison...................  32,123,171    2,369,531         -
         Michael W. Murphy.....................  32,124,528    2,368,174         -
         Linda A. Lang.........................  33,906,359      586,343         -
         Robert J. Nugent......................  33,529,084      963,618         -
         L. Robert Payne.......................  33,522,934      969,768         -

                                                                                           Broker
                                                    For         Against     Abstain      Non-Votes
                                                    ---         -------     -------      ---------

  2.  Approve the 2004 Stock Incentive Plan....  22,923,040    5,754,266    281,030      5,534,366

                                                    For         Against     Abstain
                                                    ---         -------     -------
  3.  Ratification of appointment of KPMG LLP
       as independent auditors.................  33,355,559    1,121,774     15,369


ITEM 6.     EXHIBITS AND REPORTS ON FORM 8-K
ITEM 6 (a). EXHIBITS

 Number       Description
  3.1         Restated Certificate of Incorporation, as amended(7)
  3.2         Amended and Restated Bylaws
  4.1         Indenture  for  the 8 3/8% Senior  Subordinated  Notes due 2008(6)
               (Instruments with respect to the registrant's long-term debt not in excess of 10% of the total assets of the registrant and its subsidiaries on a consolidated basis have been omitted. The registrant agrees to furnish supplementally a copy of any such instrument to the Commission upon request.)
  4.2         Shareholder Rights Agreement(3)
  10.1        Amended and Restated Credit Agreement dated as of  January 8, 2004 by and among Jack in the Box Inc. and the lenders named therein
  10.2        Purchase   Agreements  dated  as  of  January  22,  1987   between
               Foodmaker, Inc. and FFCA/IIP 1985 Property Company and FFCA/IIP 1986 Property Company(1)
  10.3        Land  Purchase  Agreements  dated  as of February  18, 1987 by and between Foodmaker, Inc. and FFCA/IPI 1984 Property Company and FFCA/IPI 1985 Property Company and Letter Agreement relating thereto(1)
  10.4.1*     Amended and Restated 1992 Employee Stock Incentive Plan(4)
  10.4.2*     Jack in the Box Inc. 2002 Stock Incentive Plan(10)
  10.5*       Capital Accumulation Plan for Executives(9)
  10.5.1*     First  Amendment  dated  as  of  August  2,  2002  to the  Capital
               Accumulation Plan for Executives(11)
  10.6*       Supplemental Executive Retirement Plan(9)
  10.6.1*     First  Amendment  dated  as  of August 2, 2002 to the Supplemental
               Executive Retirement Plan(11)
  10.7*       Performance Bonus Plan(8)
  10.8*       Deferred Compensation Plan for Non-Management Directors(2)
  10.9*       Amended and Restated Non-Employee Director Stock Option Plan(7)
  10.10*      Form  of  Compensation  and   Benefits  Assurance   Agreement  for
               Executives(5)
  10.11*      Form of Indemnification Agreement between Jack in the Box Inc. and certain officers and directors(11)
  10.12       Consent Agreement(11)
  10.13*      Executive Deferred Compensation Plan(12)
  10.14*      Form of Restricted Stock Award for certain executives(12)
  10.14(a)    Schedule of Restricted Stock Awards
  10.15*      Executive  Agreement  between  Jack in  the Box Inc.  and  Gary J.
               Beisler, President and Chief Executive Officer of Qdoba Restaurant Corporation (13)
  10.16*      2004 Stock Incentive Plan (14)

  31.1        Certification of Chief Executive  Officer pursuant to  Section 302 of the Sarbanes-Oxley Act of 2002

  31.2        Certification of Chief Financial  Officer pursuant to  Section 302 of the Sarbanes-Oxley Act of 2002

  32.1        Certification  of Chief Executive  Officer  pursuant to  18 U.S.C.
               Section  1350,  as  adopted   pursuant  to  Section  906  of  the
               Sarbanes-Oxley Act of 2002

  32.2        Certification  of Chief Financial  Officer  pursuant to  18 U.S.C.
               Section  1350,  as  adopted   pursuant  to  Section  906  of  the
               Sarbanes-Oxley Act of 2002
  -----------
  * Management contract or compensatory plan.

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

(14) Previously filed and incorporated herein by reference from the registrant's Definitive Proxy Statement dated January 9, 2004 for the Annual Meeting of Stockholders' on February 13, 2004.



ITEM 6(b). FORM 8-K
           --------

     We filed the following reports on Form 8-K with the Securities and Exchange Commission during the first quarter ended January 18, 2004: On November 12, 2003, we filed a report on Form 8-K containing an earnings release that reported results of operations for the fourth quarter and fiscal year periods ended September 28, 2003.

                                    SIGNATURE

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized and in the capacities indicated.


                                    JACK IN THE BOX INC.


                                    By:    /S/JOHN F. HOFFNER
                                           ------------------
                                           John F. Hoffner
                                           Executive Vice President
                                           and Chief Financial Officer
                                           (Principal Financial Officer)
                                           (Duly Authorized Signatory)


Date:  March 2, 2004