Form 10-Q
period 2004-04-11
JACK IN THE BOX INC /NEW/
filed 2004-05-21
CIK 807882

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-Q


                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


                  For the quarterly period ended April 11, 2004

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

Number of shares of common stock, $.01 par value, outstanding as of the close of business May 18, 2004 -36,489,625.

                      JACK IN THE BOX INC. AND SUBSIDIARIES

                                      INDEX


                                                                           Page
                                                                           ----

                                     PART I

Item 1.   Consolidated Financial Statements:

          Condensed Consolidated Balance Sheets.........................      3

          Unaudited Consolidated Statements of Earnings.................      4

          Unaudited Consolidated Statements of Cash Flow................      5

          Notes to Unaudited Consolidated Financial Statements..........      6

Item 2.   Management's Discussion and Analysis of Financial Condition
           and Results of Operations....................................     11

Item 3.   Quantitative and Qualitative Disclosures About Market Risk....     19

Item 4.   Controls and Procedures.......................................     19


                                     PART II


Item 1.   Legal Proceedings.............................................     20

Item 4.   Submission of Matters to a Vote of Security Holders...........     20

Item 6.   Exhibits and Reports on Form 8-K..............................     21

          Signature.....................................................     23

PART I. FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements

                      JACK IN THE BOX INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (In thousands)

                                                    April 11,      September 28,
                                                      2004             2003
--------------------------------------------------------------------------------
                                                   (Unaudited)
                                     ASSETS
Current assets:
   Cash and cash equivalents....................   $    11,116     $    22,362
   Accounts and notes receivable, net...........        28,236          31,582
   Inventories..................................        33,054          31,699
   Prepaid expenses and other current assets....        21,524          21,056
   Assets held for sale and leaseback...........       126,603          41,916
                                                   -----------     -----------
     Total current assets.......................       220,533         148,615
                                                   -----------     -----------

Property and equipment, net.....................       881,257         866,960

Goodwill........................................        90,218          90,218

Intangible assets, net..........................        28,635          29,640

Other assets, net...............................        43,088          40,517
                                                   -----------     -----------

     TOTAL......................................   $ 1,263,731     $ 1,175,950
                                                   ===========     ===========

                      LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
   Current maturities of long-term debt.........   $     8,860     $    12,334
   Accounts payable.............................        56,803          51,031
   Accrued expenses.............................       206,205         174,369
                                                   -----------     -----------
     Total current liabilities..................       271,868         237,734
                                                   -----------     -----------

Deferred income taxes...........................        41,510          33,910

Long-term debt, net of current maturities.......       303,928         290,746

Other long-term liabilities.....................       138,199         143,238

Stockholders' equity:
   Common stock.................................           434             432
   Capital in excess of par value...............       327,897         325,510
   Retained earnings............................       335,894         300,682
   Accumulated other comprehensive loss, net....       (27,184)        (27,184)
   Unearned compensation........................        (4,352)         (4,655)
   Treasury stock...............................      (124,463)       (124,463)
                                                   -----------     -----------
     Total stockholders' equity.................       508,226         470,322
                                                   -----------     -----------

     TOTAL......................................   $ 1,263,731     $ 1,175,950
                                                   ===========     ===========





          See accompanying notes to consolidated financial statements.

                      JACK IN THE BOX INC. AND SUBSIDIARIES
                  UNAUDITED CONSOLIDATED STATEMENTS OF EARNINGS
                      (In thousands, except per share data)

                                                       Twelve Weeks Ended            Twenty-Eight Weeks Ended
                                                -------------------------------  -------------------------------
                                                    April 11,      April 13,        April 11,       April 13,
                                                       2004           2003             2004            2003
----------------------------------------------------------------------------------------------------------------
Revenues:
  Restaurant sales..............................   $  459,709     $  418,272       $ 1,057,421     $   977,703
  Distribution and other sales..................       39,495         24,282            83,165          52,424
  Franchise rents and royalties.................       13,035         10,496            34,252          27,997
  Other.........................................        5,027         10,298            12,348          18,559
                                                   ----------     ----------       -----------     -----------
                                                      517,266        463,348         1,187,186       1,076,683
                                                   ----------     ----------       -----------     -----------
Costs of revenues:
  Restaurant costs of sales.....................      139,397        125,515           327,846         296,743
  Restaurant operating costs....................      238,495        224,264           551,634         518,323
  Costs of distribution and other sales.........       38,848         23,789            81,755          51,281
  Franchised restaurant costs...................        7,243          5,804            16,184          13,244
                                                   ----------     ----------       -----------     -----------
                                                      423,983        379,372           977,419         879,591
                                                   ----------     ----------       -----------     -----------

Selling, general and administrative.............       58,490         51,854           133,902         122,582
                                                   ----------     ----------       -----------     -----------
Earnings from operations........................       34,793         32,122            75,865          74,510

Interest expense................................        4,074          5,802            19,973          14,061
                                                   ----------     ----------       -----------     -----------

Earnings before income taxes....................       30,719         26,320            55,892          60,449

Income taxes....................................       11,114         10,001            20,680          22,970
                                                   ----------     ----------       -----------     -----------

Net earnings....................................   $   19,605     $   16,319       $    35,212     $    37,479
                                                   ==========     ==========       ===========     ===========

Net earnings per share:
  Basic.........................................   $      .54     $      .45       $       .98     $      1.02
  Diluted.......................................   $      .53     $      .44       $       .96     $      1.00

Weighted-average shares outstanding:
  Basic.........................................       36,115         36,399            36,077          36,866
  Diluted.......................................       36,811         36,846            36,694          37,306










          See accompanying notes to consolidated financial statements.

                      JACK IN THE BOX INC. AND SUBSIDIARIES
                 UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)

                                                                                    Twenty-Eight Weeks Ended
                                                                                --------------------------------
                                                                                    April 11,       April 13,
                                                                                       2004            2003
----------------------------------------------------------------------------------------------------------------
Cash flows from operating activities:
  Net earnings..............................................................       $    35,212     $    37,479
  Non-cash items included in operations:
    Depreciation and amortization...........................................            41,250          37,217
    Amortization of unearned compensation ..................................               303             234
    Deferred finance cost amortization......................................               967           1,595
    Provision for deferred income taxes.....................................             7,600           7,616
    Loss on early retirement of debt........................................             9,180               -
  Gains on the conversion of company-operated restaurants...................            (9,274)        (16,595)
  Changes in assets and liabilities, excluding the effect of the Qdoba acquisition:
    Increase in receivables.................................................            (4,550)         (5,100)
    Increase in inventories.................................................            (1,355)         (1,904)
    Decrease (increase) in prepaid expenses and other current assets........              (468)          6,069
    Increase (decrease) in accounts payable.................................             5,772         (18,617)
    Increase in other liabilities...........................................            47,343          19,687
                                                                                   -----------     -----------
    Cash flows provided by operating activities.............................           131,980          67,681
                                                                                   -----------     -----------
Cash flows from investing activities:
  Additions to property and equipment.......................................           (61,294)        (49,223)
  Purchase of Qdoba, net of $2,856 cash acquired............................                 -         (42,606)
  Dispositions of property and equipment....................................             3,264          18,543
  Proceeds from the conversion of company-operated restaurants..............             8,491           2,228
  Increase in assets held for sale and leaseback............................           (81,262)         (9,065)
  Collections on notes receivable...........................................            13,208          12,251
  Pension contributions.....................................................           (17,000)         (4,400)
  Other.....................................................................            (5,848)         (2,643)
                                                                                   -----------     -----------
    Cash flows used in investing activities.................................          (140,441)        (74,915)
                                                                                   -----------     -----------
Cash flows from financing activities:
  Borrowings under revolving bank loans.....................................            45,000         479,500
  Principal repayments under revolving bank loans...........................           (40,000)       (506,500)
  Proceeds from term loans..................................................           275,000         150,000
  Principal payments on long-term debt, including current maturities........          (278,296)        (55,521)
  Debt issuance and debt repayment costs....................................            (6,878)         (7,586)
  Repurchase of common stock................................................                 -         (50,157)
  Proceeds from issuance of common stock....................................             2,389             120
                                                                                   -----------     -----------
    Cash flows provided by (used in) financing activities...................            (2,785)          9,856
                                                                                   -----------     -----------
Net increase (decrease) in cash and cash equivalents........................       $   (11,246)    $     2,622
                                                                                   ===========     ===========


          See accompanying notes to consolidated financial statements.

                      JACK IN THE BOX INC. AND SUBSIDIARIES
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                  (Dollars in thousands, except per share data)


1.   GENERAL

     The accompanying unaudited consolidated financial statements of Jack in the Box Inc. (the "Company") and its subsidiaries have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules and regulations of the Securities and Exchange Commission ("SEC"). In our opinion, all adjustments considered necessary for a fair presentation of financial condition and results of operations for the interim periods have been included. Operating results for any interim period are not necessarily indicative of the results for any other interim period or for the full year. Our fiscal year is 52 or 53 weeks ending the Sunday closest to September 30. Fiscal year 2004 includes 53 weeks and fiscal year 2003 includes 52 weeks. Our first quarter includes 16 weeks and each remaining quarter includes 12 weeks, with the exception of the fourth quarter of fiscal year 2004 which will include 13 weeks.

     Certain financial statement reclassifications have been made in the prior year to conform to the current year presentation. These financial statements should be read in conjunction with the notes to the fiscal year 2003 consolidated financial statements contained in our Annual Report on Form 10-K filed with the SEC.

2.   STOCK-BASED EMPLOYEE COMPENSATION

     Stock awards are accounted for under Accounting Principles Board Opinion 25, Accounting for Stock Issued to Employees, using the intrinsic method. Under this method, compensation expense is recognized for the excess, if any, of the quoted market price of the Company's stock at the date of grant over the exercise price. Our policy is to grant stock options at fair value at the date of grant. Had compensation expense been recognized for our stock-based compensation plans by applying the fair value recognition provisions of Statement of Financial Accounting Standards ("SFAS") 123,
     Accounting for Stock-Based Compensation, we would have recorded net earnings as follows:

                                                       Twelve Weeks Ended         Twenty-Eight Weeks Ended
                                                   -------------------------     --------------------------
                                                    April 11,    April 13,        April 11,     April 13,
                                                      2004         2003             2004          2003
    -------------------------------------------------------------------------------------------------------
    Net earnings, as reported...................    $  19,605    $  16,319        $  35,212     $  37,479
    Deduct:
      Total stock-based employee compensation
      expense determined under fair value based
      method for all awards, net of taxes.......        1,427        1,264            3,144         2,918
                                                    ---------    ---------        ---------     ---------
     Pro forma net earnings.....................    $  18,178    $  15,055        $  32,068     $  34,561
                                                    ---------    ---------        ---------     ---------
     Net earnings per share:
      Basic-as reported.........................    $     .54    $     .45        $     .98     $    1.02
      Basic-pro forma...........................    $     .50    $     .41        $     .89     $     .94

      Diluted-as reported.......................    $     .53    $     .44        $     .96     $    1.00
      Diluted-pro forma.........................    $     .49    $     .41        $     .87     $     .93

3.   ACCOUNTING CHANGES

     In December 2003, the Financial Accounting Standards Board ("FASB") issued SFAS 132 Revised, Employers' Disclosures about Pensions and Other Post Retirement Benefits. This Statement requires revisions to employers' disclosures about pension plans and other post retirement plans. In the second quarter, we adopted the interim period disclosure requirements which are included in Note 7, Net Periodic Benefit Costs. The annual disclosure requirements will be effective for fiscal year 2004.

                      JACK IN THE BOX INC. AND SUBSIDIARIES
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                  (Dollars in thousands, except per share data)


4.   CURRENT ASSETS

     In the second quarter of fiscal year 2004, we exercised our purchase option under certain lease agreements and acquired 80 restaurant properties for approximately $85,000. We intend to resell and leaseback these properties over the balance of the fiscal year and achieve more favorable rental rates, and as such, they have been classified as current assets.

5.   INTANGIBLE ASSETS

     Intangible assets consist of the following at April 11, 2004 and September 28, 2003:

                                                       2004           2003
     ---------------------------------------------------------------------------
       Amortized intangible assets:
         Gross carrying amount..................   $   60,785     $   61,069
         Less: accumulated amortization.........       40,950         40,229
                                                   ----------     ----------
         Net carrying amount....................   $   19,835     $   20,840
                                                   ==========     ==========
       Unamortized intangible assets:
         Goodwill...............................   $   90,218     $   90,218
         Qdoba trademark........................        8,800          8,800
                                                   ----------     ----------
                                                   $   99,018     $   99,018
                                                   ==========     ==========

     Amortized intangible assets include lease acquisition costs and acquired franchise contracts. Lease acquisition costs represent the fair values of acquired lease contracts having contractual rents lower than fair market rents, and are amortized on a straight-line basis over the remaining lease term. Acquired franchise contracts are amortized over the term of the franchise agreements based on the projected royalty revenue stream. The weighted-average life of the amortized intangible assets is approximately 28 years. Total amortization expense related to intangible assets was $441 and $477 in the quarter and $1,054 and $1,116 year-to-date in 2004 and 2003, respectively. The estimated amortization expense for each fiscal year through 2008 ranges from approximately $1,400 to $1,800.

6.   INDEBTEDNESS

     New Financing. On January 8, 2004, we secured a new senior term loan and amended our revolving credit facility, each with extended maturities. Our new financing is intended to provide a more flexible capital structure, facilitate the execution of our strategic plan, and decrease borrowing costs by approximately $3,000 per year on average over the term of our new term loan.

     Our credit facility provides borrowings in the aggregate amount of $475,000 and is comprised of: (i) a $200,000 revolving credit facility maturing on January 8, 2008 with a rate of London Interbank Offered Rate ("LIBOR") plus 2.25% and (ii) a $275,000 term loan maturing on January 8, 2011 with a rate of LIBOR plus 2.75%. The credit facility requires the payment of an annual commitment fee based on the unused portion of the credit facility. The annual commitment rate and the credit facility's interest rates are based on a financial leverage ratio, as defined in the credit agreement. The Company and certain of its subsidiaries granted liens in substantially all personal property assets to secure our respective obligations under the credit facility. Under certain circumstances, the Company and each of its certain subsidiaries will be required to grant liens in certain real property assets to secure their respective obligations under the new credit facility. Additionally, certain of our real and personal property secure other indebtedness of the Company. At April 11, 2004, we had borrowings of $5,000 under our revolving credit facility and letters of credit outstanding of approximately $33,372.

     We are subject to a number of covenants under our various debt instruments, including limitations on additional borrowings, acquisitions, loans to franchisees, capital expenditures, lease commitments and dividend payments, as well as requirements to maintain certain financial ratios, cash flows and net worth. As of April 11, 2004, we were in compliance with all the debt covenants.

     Debt Extinguishment. We used the proceeds from the new term loan to refinance our existing $150,000 term loan and redeem $125,000 of 8 3/8% senior subordinated notes due April 15, 2008, which resulted in a charge to interest expense of approximately $9,200.

                      JACK IN THE BOX INC. AND SUBSIDIARIES
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                  (Dollars in thousands, except per share data)


7.   NET PERIODIC BENEFIT COST

     We have non-contributory defined benefit pension plans covering those employees meeting certain eligibility requirements. The components of net defined benefit pension costs for each period is presented below:

                                                      Twelve Weeks Ended            Twenty-Eight Weeks Ended
                                                   -------------------------       ---------------------------
                                                    April 11,      April 13,         April 11,     April 13,
                                                      2004           2003              2004          2003
     ---------------------------------------------------------------------------------------------------------
     Service cost...............................    $  1,857      $  1,387          $  4,333      $  3,236
     Interest cost..............................       2,417         2,105             5,639         4,912
     Expected return on plan assets.............      (1,626)       (1,528)           (3,795)       (3,566)
     Recognized actuarial loss..................       1,279           562             2,984         1,311
     Net amortization...........................         339           181               792           423
                                                    --------      --------          --------      --------
     Net periodic pension cost..................    $  4,266      $  2,707          $  9,953      $  6,316
                                                    ========      ========          ========      ========

     We sponsor a health care plan that provides postretirement medical benefits for employees who meet minimum age and service requirements. The plan is contributory, with retiree contributions adjusted annually, and contains other cost-sharing features such as deductibles and coinsurance. The components of net periodic postretirement benefit cost for each period is presented below:

                                                      Twelve Weeks Ended            Twenty-Eight Weeks Ended
                                                   -------------------------       ---------------------------
                                                    April 11,      April 13,         April 11,     April 13,
                                                      2004           2003              2004          2003
     ---------------------------------------------------------------------------------------------------------
     Service cost...............................    $     60      $     77          $    139      $    173
     Interest cost..............................         190           158               444           356
     Net amortization...........................        (116)         (219)             (272)         (492)
                                                    --------      --------          --------      --------
     Net periodic postretirement benefit cost...    $    134      $     16          $    311      $     37
                                                    ========      ========          ========      ========

8.   INCOME TAXES

     The income tax provisions reflect the projected annual tax rates for 2004 and 2003 of 37.0% and 38.0%, respectively. During the quarter, we reduced our projected annual tax rate for 2004 to 37% from 38%, primarily as a result of the company's ongoing tax-planning initiatives. The fiscal 2003 income tax provision was adjusted to the effective annual rate of 36.2% of pretax earnings, resulting from the favorable resolution of a long-standing tax matter. The final 2004 annual tax rate cannot be determined until the end of the fiscal year; therefore, the actual rate could differ from our current estimates.

                      JACK IN THE BOX INC. AND SUBSIDIARIES
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                  (Dollars in thousands, except per share data)

9.   AVERAGE SHARES OUTSTANDING

     Net earnings per share for each period is based on the weighted-average number of shares outstanding during the period, determined as follows (in thousands):

                                                      Twelve Weeks Ended            Twenty-Eight Weeks Ended
                                                   -------------------------       ---------------------------
                                                    April 11,      April 13,         April 11,     April 13,
                                                      2004           2003              2004          2003
    ----------------------------------------------------------------------------------------------------------
    Shares outstanding, beginning of fiscal year...   36,034        38,558            36,034        38,558
    Effect of common stock issued..................       81            11                43             7
    Effect of common stock reacquired..............        -        (2,170)                -        (1,699)
                                                     -------       -------           -------       -------
    Weighted-average shares outstanding - basic....   36,115        36,399            36,077        36,866
    Assumed additional shares issued upon
     exercise of stock options, net of shares
     reacquired at the average market price........      621           229               440           267
    Effect of restricted stock issued..............       75           218               177           173
                                                     -------       -------           -------       -------
    Weighted-average shares outstanding - diluted..   36,811        36,846            36,694        37,306
                                                     =======       =======           =======       =======

    Stock options excluded (1).....................    2,010         4,044             2,020         3,603
                                                     =======       =======           =======       =======

     (1) Excluded from diluted weighted-average shares outstanding because their exercise prices exceeded the average market price of common stock for the period.

10.  CONTINGENCIES AND LEGAL MATTERS

     The Company is principally liable for lease obligations on various properties sub-leased to third parties. We are also obligated under a lease guarantee agreement associated with one Chi-Chi's restaurant property. Due to the bankruptcy of the Chi-Chi's restaurant chain, previously owned by the Company, we are obligated to perform in accordance with the terms of the guarantee agreement, as well as four other lease agreements which expire at various dates in 2010 and 2011. During fiscal year 2003, we established an accrual for these lease obligations and do not anticipate incurring any additional charges related to the Chi-Chi's bankruptcy in future years.

     Legal Proceedings - The Company is also subject to normal and routine litigation. In the opinion of management, based in part on the advice of legal counsel, the ultimate liability from all pending legal proceedings, asserted legal claims and known potential legal claims should not materially affect our operating results, financial position or liquidity.

11.  SEGMENT REPORTING

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

                      JACK IN THE BOX INC. AND SUBSIDIARIES
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                  (Dollars in thousands, except per share data)

11.  SEGMENT REPORTING (continued)

     Summarized financial information concerning our reportable segment is shown in the following table:

                                                       Twelve Weeks Ended            Twenty-Eight Weeks Ended
                                                   ----------------------------  -------------------------------
                                                    April 11,      April 13,        April 11,       April 13,
                                                       2004           2003             2004            2003
     -----------------------------------------------------------------------------------------------------------
     Revenues...................................   $  509,082     $  457,258       $ 1,169,321     $ 1,070,593
     Earnings from operations...................       34,871         31,895            76,281          74,283

     Interest expense and income taxes are not reported on an operating segment basis in accordance with the Company's method of internal reporting.

     A reconciliation of reportable segment revenues to consolidated revenue follows:

                                                       Twelve Weeks Ended            Twenty-Eight Weeks Ended
                                                   ----------------------------  -------------------------------
                                                    April 11,      April 13,        April 11,       April 13,
                                                       2004           2003             2004            2003
     -----------------------------------------------------------------------------------------------------------

     Revenues...................................   $  509,082     $  457,258       $ 1,169,321     $ 1,070,593
     Other......................................        8,184          6,090            17,865           6,090
                                                   ----------     ----------       -----------     -----------
     Consolidated revenues......................   $  517,266     $  463,348       $ 1,187,186     $ 1,076,683
                                                   ==========     ==========       ===========     ===========

     A  reconciliation  of  reportable   segment  earnings  from  operations  to
     consolidated earnings from operations follows:


                                                       Twelve Weeks Ended            Twenty-Eight Weeks Ended
                                                   ----------------------------  -------------------------------
                                                    April 11,      April 13,        April 11,       April 13,
                                                       2004           2003             2004            2003
     -----------------------------------------------------------------------------------------------------------

     Earnings from operations...................   $   34,871     $   31,895       $    76,281     $    74,283
     Other......................................          (78)           227              (416)            227
                                                   ----------     ----------       -----------     -----------
     Consolidated earnings from operations......   $   34,793     $   32,122       $    75,865     $    74,510
                                                   ==========     ==========       ===========     ===========

12.  SUPPLEMENTAL CASH FLOW INFORMATION

     The consolidated statements of cash flows exclude the following non-cash transactions: (i) equipment capital lease commitments of $7,908 in 2004;
     (ii) non-cash proceeds from the Company's short-term financing of a portion of the sale of company-operated restaurants to certain qualified franchisees of $5,264 and $17,035 in 2004 and 2003, respectively, included in accounts receivable; and (iii) the use of sinking fund payments to retire financing lease obligations during 2003.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations

     All comparisons under this heading between 2004 and 2003 refer to the 12-week ("quarter") and 28-week ("year-to-date") periods ended April 11, 2004 and April 13, 2003, respectively, unless otherwise indicated.

     The Company acquired Qdoba Restaurant Corporation ("Qdoba"), operator and franchiser of Qdoba Mexican Grill(R), on January 21, 2003. As such, Qdoba's results of operations are not reflected in the consolidated results for the first quarter of fiscal year 2003.

Overview

     Jack in the Box Inc. (the "Company") owns, operates and franchises JACK IN THE BOX(R) quick-service restaurants and Qdoba Mexican Grill ("Qdoba") fast-casual restaurants. As of April 11, 2004, the JACK IN THE BOX system included 1,973 restaurants, of which 1,552 were company-operated and 421 were franchise-operated. JACK IN THE BOX restaurants are located primarily in the western and southern United States. As of April 11, 2004, the Qdoba Mexican Grill system included 138 restaurants.

     The Company's primary source of revenue is from the sale of food and beverages at company-operated restaurants. The Company also derives revenue from distribution sales to JACK IN THE BOX and Qdoba franchises, retail sales from fuel and convenience stores ("QUICK STUFF(R)"), royalties from franchised restaurants, rents from real estate leased to certain franchisees, franchise fees, and the sale of company-operated restaurants to franchisees.

     The quick-serve restaurant industry has become more complex and challenging in recent years. Challenges presently facing the sector include higher levels of consumer expectations, intense competition with respect to market share, restaurant locations, labor, and menu and product development, the emergence of a new fast-casual restaurant segment, changes in the economy and trends for healthier eating.

     To address these challenges and others, and support our goal of transitioning to a national restaurant company, management has developed a two part strategic plan centered around brand reinvention and multifaceted growth. Brand reinvention initiatives include product innovation with a focus on high-quality products, enhancements to the quality of service and renovation to the restaurant facility. Our multifaceted growth strategy includes growing our restaurant base, increasing our franchising activities, expanding our proprietary QUICK STUFF fuel and convenience store concept and continuing to grow Qdoba. We believe that brand reinvention will differentiate us from our competition and that our growth strategy will support us in our objective to become a national restaurant company.

     The following summarizes the most significant events occurring in fiscal year 2004:

     o Increase in Company-operated Restaurant Sales. New product introductions and quality improvements to existing products have resulted in increased sales trends in the quarter and year-to-date, which are expected to continue. We project sales at JACK IN THE BOX restaurants open more than one fiscal year ("same-store sales") to increase 3.0% to 3.5% in the third quarter and grow 4.0% to 4.5% in fiscal year 2004.
     o Increase in Restaurant Costs of Sales. In 2004, restaurant costs of sales have been unfavorably impacted by higher commodity costs, primarily beef. Beef costs were approximately 6% higher than a year ago in the quarter and 13% year-to-date, but are expected to moderate during the remainder of the year.
     o Refinancing Transaction. In the first quarter of fiscal year 2004, we secured new financing intended to provide a more flexible capital structure, facilitate the execution of our strategic plan, and decrease borrowing costs. In connection with the refinancing, we recorded a $9.2 million charge to interest expense for the early retirement of debt. In addition to providing us with a more flexible capital structure, this refinancing transaction is expected to lower our borrowing costs by approximately $3 million per year on average over the life of our new term loan.
     o Purchase Option. In the second quarter of fiscal year 2004, we exercised our purchase option under certain lease agreements and acquired 80 restaurant properties for approximately $85 million. We intend to resell and leaseback these properties over the balance of the fiscal year and achieve more favorable rental rates.

     o Brand Reinvention Progress. We converted two JACK IN THE BOX restaurants in San Diego that will serve as learning labs for our brand reinvention initiative. These fast-casual restaurants feature an upgraded menu, a total redesign to the interior and exterior of the restaurant facility, a higher level of guest service and a new brand name, JBX(TM). The results of these two concept restaurants will be evaluated, and we plan to expand the test to selected restaurants in two additional markets, Bakersfield, California and Boise, Idaho, by calendar year-end. We are also planning to expand the test to a fourth market in fiscal year 2005. As we have stated previously, following our testing period, any expansion of brand reinvention is anticipated to take four to five years, and will occur only after evaluation of our market testing.
     o Innovation Center. We have also opened our new Innovation Center, which unites research and development with product marketing and other key support functions. The Innovation Center will help us research evolving consumer preferences, develop new products and design new restaurant processes and equipment.
     o Annual Income Tax Rate. In the quarter, we reduced our estimated annual tax rate to 37% from 38%, primarily as a result of our ongoing tax-planning initiatives.

     The following table sets forth, unless otherwise indicated, the percentage relationship to total revenues of certain items included in the Company's statements of earnings.

                           STATEMENTS OF EARNINGS DATA

                                                    Twelve Weeks Ended     Twenty-Eight Weeks Ended
                                                   --------------------    ------------------------
                                                   April 11,  April 13,      April 11,  April 13,
                                                     2004       2003           2004       2003
   ------------------------------------------------------------------------------------------------
   Revenues:
     Restaurant sales...........................      88.9%     90.3%          89.1%      90.8%
     Distribution and other sales...............       7.6       5.2            7.0        4.9
     Franchise rents and royalties..............       2.5       2.3            2.9        2.6
     Other......................................       1.0       2.2            1.0        1.7
                                                     -----     -----          -----      -----
       Total revenues...........................     100.0%    100.0%         100.0%     100.0%
                                                     =====     =====          =====      =====
   Costs of revenues:
     Restaurant costs of sales (1)..............      30.3%     30.0%          31.0%      30.4%
     Restaurant operating costs (1).............      51.9      53.6           52.2       53.0
     Costs of distribution and other sales (1)..      98.4      98.0           98.3       97.8
     Franchise restaurant costs (1).............      55.6      55.3           47.2       43.7
       Total costs of revenues..................      82.0      81.9           82.3       81.7
   Selling, general and administrative..........      11.3      11.2           11.3       11.4
       Earnings from operations.................       6.7       6.9            6.4        6.9


       (1)  As a percentage of the related sales and/or revenues.

     The following table summarizes the number of restaurants as of April 11, 2004 and April 13, 2003:

                                SYSTEMWIDE UNITS

                                                        2004          2003
   ----------------------------------------------------------------------------
   JACK IN THE BOX:
     Company-operated...........................       1,552         1,527
     Franchised.................................         421           370
                                                      ------        ------
     Total system...............................       1,973         1,897
                                                      ======        ======

   Consolidated:
     Company-operated...........................       1,594         1,556
     Franchised.................................         517           433
                                                      ------        ------
     Total system...............................       2,111         1,989
                                                      ======        ======

Revenues

     Restaurant sales were $459.7 million and $1,057.4 million, respectively, in 2004 compared with $418.3 million and $977.7 million in 2003. This growth primarily reflects an increase in sales at JACK IN THE BOX company-operated restaurants, growth in the number of company-operated restaurants and additional sales from Qdoba company-operated restaurants, which were acquired in the second quarter of 2003. Same-store sales at JACK IN THE BOX restaurants increased 8.2% and 5.2%, respectively, in 2004 compared with 2003, primarily due to the continued success of our premium salad line, positive response to our new high-quality products, including our new PannidoTM line of gourmet sandwiches, our reduced reliance on discounted products and improved economic conditions compared with a year ago. The number of JACK IN THE BOX company-operated restaurants increased 1.6% to 1,552 in 2004 from 1,527 a year ago.

     Distribution and other sales, representing distribution sales to JACK IN THE BOX and Qdoba franchisees as well as QUICK Stuff sales, increased $15.2 million and $30.7 million, respectively, to $39.5 million and $83.2 million in 2004 compared with 2003. QUICK Stuff fuel and convenience store sales increased primarily due to an increase in the number of QUICK STUFF locations to 21 at the end of the quarter from 12 a year ago. Distribution sales also grew in 2004 compared with 2003, primarily due to an increase in the number of JACK IN THE BOX and Qdoba franchised restaurants serviced by our distribution centers.

     Franchise rents and royalties increased $2.5 million and $6.3 million, respectively, to $13.0 million and $34.3 million in 2004 compared with 2003, primarily reflecting an increase in the number of JACK IN THE BOX franchised restaurants to 421 at the end of the quarter from 370 a year ago as well as an increase in same-store sales at franchised restaurants. As a percentage of franchise restaurant sales, franchise rents and royalties increased slightly to 9.5% in the quarter from 9.3% a year ago, primarily due to higher contractual rents and royalties provided by the 51 additional JACK IN THE BOX restaurants sold to franchisees since a year ago. Year-to-date, the percentage decreased slightly to 11.0% in 2004 from 11.3% in 2003, primarily due to the acquisition of Qdoba in the second quarter of fiscal year 2003, whose royalties are lower than JACK IN THE BOX average rents and royalties.

     Other revenues include principally gains and fees from the sale of company-operated restaurants to franchisees, as well as minor levels of interest income from notes receivable and investments. Other revenues decreased $5.3 million and $6.2 million, respectively, to $5.0 million and $12.3 million in 2004 compared with 2003. This decrease is primarily due to lower average gains recognized in 2004 compared with 2003, reflecting differences in the sales volume and cash flows of the restaurants sold in 2004 and more challenging financial market conditions. In the quarter, we converted seven restaurants compared with five a year ago. Year-to-date, we converted 26 restaurants versus 14 in 2003. Franchise gains related to these conversions were $4.2 million and $9.3 million, respectively, in 2004 and $9.3 million and $16.6 million in 2003. In the third quarter, we expect to generate approximately $6 million in other revenues primarily from the sale of approximately 12 restaurants to franchisees, and for the full year other revenues are expected to be approximately $24 million, primarily from the conversion of approximately 50 restaurants compared with approximately $31 million primarily from 35 conversions last year.

Costs and Expenses

     Restaurant costs of sales, which include food and packaging costs, increased to $139.4 million and $327.8 million, respectively, in 2004 from $125.5 million $296.7 million in 2003, primarily due to sales growth and higher ingredient costs. As a percentage of restaurant sales, costs of sales increased to 30.3% and 31.0%, respectively, in 2004 from 30.0% and 30.4% in 2003, due to higher ingredient costs, primarily beef, which was approximately 6% higher than a year ago in the quarter and 13% higher year-to-date.

     Restaurant operating costs grew with the addition of company-operated restaurants to $238.5 million and $551.6 million, respectively, in 2004 from $224.3 million and $518.3 million in 2003. As a percentage of restaurant sales, operating costs improved to 51.9% and 52.2%, respectively, in 2004 from 53.6% and 53.0% in 2003. The percentage improvement in 2004 is primarily due to increased leverage on labor and fixed costs provided by higher sales in 2004 compared with a year ago, partially offset by increases in insurance costs.

     Costs of distribution and other sales increased to $38.8 million and $81.8 million, respectively, in 2004 from $23.8 million and $51.3 million in 2003, primarily reflecting an increase in the related sales. As a percentage of distribution and other sales, these costs increased to 98.4% and 98.3% in 2004 from 98.0% and 97.8% a year ago, primarily due to slight declines in distribution and fuel margins. Lower fuel margins resulted from a change in our fuel pricing strategy designed to achieve higher sales volumes at certain QUICK STUFF locations. Distribution margins were impacted by growth in the percentage of our distribution business serviced from our lower margin distribution centers.

     Franchise restaurant costs, which consist principally of rents and depreciation on properties leased to franchisees and other miscellaneous costs, increased to $7.2 million and $16.2 million, respectively, in 2004 from $5.8 million and $13.2 million in 2003, primarily reflecting an increase in the number of franchised restaurants.

     Selling, general and administrative expenses ("SG&A") increased to $58.5 million and $133.9 million, respectively, in 2004 from $51.8 million and $122.6 million in 2003. As a percentage of revenues, SG&A expenses increased to 11.3% in the quarter compared with 11.2% in 2003 and improved to 11.3% year-to-date from 11.4% a year ago. Cost increases for pension benefits, brand reinvention market tests, Innovation Center relocation and incentive accruals were offset by leverage from higher revenues and continued cost reduction initiatives from our Profit Improvement Program. Pension costs have increased due to declines in discount rates and in the assumed long-term rate of return on plan assets, and are expected to continue at higher levels throughout fiscal year 2004.

     Interest expense was $4.1 million and $20.0 million, respectively, in 2004 compared with $5.8 million and $14.1 million in 2003. The decrease in interest rates in the quarter relates primarily to lower average interest rates associated with the Company's recent refinancing. The year-to-date increase in interest expense primarily relates to the refinancing of the Company's term loan and the early redemption of the senior subordinated notes, which resulted in a $9.2 million charge for the payment of a call premium and the write-off of deferred financing fees.

     The income tax provisions reflect the projected annual tax rates for 2004 and 2003 of 37.0% and 38.0%, respectively. During the quarter, we reduced our projected annual tax rate for 2004 to 37% from 38%, primarily as a result of the company's ongoing tax-planning initiatives. The fiscal 2003 income tax provision was adjusted to the effective annual rate of 36.2% of pretax earnings resulting from the favorable resolution of a long-standing tax matter. The final 2004 annual tax rate cannot be determined until the end of the fiscal year; therefore, the actual rate could differ from our current estimates.

Net Earnings

     Net earnings were $19.6 million in the quarter, or $.53 per diluted share, in 2004 compared to $16.3 million, or $.44 per diluted share, in 2003. Year-to-date net earnings were $35.2 million, or $.96 per diluted share, in 2004 compared to $37.5 million, or $1.00 per diluted share, in 2003. In 2004, year-to-date net earnings includes a loss on early retirement of debt recorded in the first quarter, which was $5.7 million, net of income taxes, or $.15 per diluted share.

Liquidity and Capital Resources

     General. Cash and cash equivalents decreased to $11.1 million at April 11, 2004 from $22.4 million at the beginning of the fiscal year, primarily reflecting the use of cash to acquire 80 leased JACK IN THE BOX restaurant properties during the second quarter. We generally expect to maintain low levels of cash and cash equivalents, reinvesting available cash flows from operations to develop new or enhance existing restaurants, and to reduce borrowings under the new credit facility.

     Financial Condition. Our working capital deficit was $51.3 million at April 11, 2004 compared with $89.1 million at September 28, 2003, reflecting an $84.7 million increase in assets held for sale and leaseback from the acquisition of 80 leased restaurant properties. The Company plans to resell and leaseback these properties over the balance of the fiscal year, and as such they have been classified as current assets. The Company and the restaurant industry in general maintain relatively low levels of accounts receivable and inventories, and vendors grant trade credit for purchases such as food and supplies. We also continually invest in our business through the addition of new units and refurbishment of existing units, which are reflected as long-term assets and not as part of working capital. At the end of the quarter, our current ratio increased to .8 to 1 compared with .6 to 1 at the beginning of the year, improving for the same reasons discussed above.

     New Financing. On January 8, 2004, we secured a new senior term loan and amended our revolving credit facility, each with extended maturities. Our new financing is intended to provide a more flexible capital structure, facilitate the execution of our strategic plan, and decrease borrowing costs by approximately $3 million per year on average over the life of our new term loan. Furthermore, the new term loan provides for a more favorable repayment schedule set at 1% per year for the first 6 years of the 7-year term.

     Our credit facility provides borrowings in the aggregate amount of $475 million and is comprised of: (i) a $200 million revolving credit facility maturing on January 8, 2008 with a rate of London Interbank Offered Rate ("LIBOR") plus 2.25% and (ii) a $275 million term loan maturing on January 8, 2011 with a rate of LIBOR plus 2.75%. The credit facility requires the payment of an annual commitment fee based on the unused portion of the credit facility. The annual commitment rate and the credit facility's interest rates are based on a financial leverage ratio, as defined in the credit agreement. To secure our respective obligations under the credit facility, the Company and certain of its subsidiaries granted liens in substantially all personal property assets. Under certain circumstances, the Company and each of its certain subsidiaries will be required to grant liens in certain real property assets to secure their respective obligations under the new credit facility. Additionally, certain of our real and personal property secure other indebtedness of the Company. At April 11, 2004, we had borrowings of $5.0 million under our revolving credit facility and had letters of credit outstanding of $33.4 million.

     We used the proceeds from the new term loan to refinance our existing $150 million term loan and redeem $125 million of 8 3/8% senior subordinated notes due April 15, 2008, which resulted in a charge to interest expense of $9.2 million. The amended revolving credit facility is intended to support general corporate purposes.

     We are subject to a number of covenants under our various debt instruments, including limitations on additional borrowings, acquisitions, loans to franchisees, capital expenditures, lease commitments and dividend payments, as well as requirements to maintain certain financial ratios, cash flows and net worth. As of April 11, 2004, we were in compliance with all the debt covenants.

     Total debt outstanding increased to $312.8 million at April 11, 2004 from $303.1 million at the beginning of the fiscal year, primarily due to an increase in capital lease obligations associated with new restaurant equipment leases.

     Franchise Conversions. We have continued our strategy of selectively converting company-operated restaurants to franchises, converting 26 restaurants in 2004 compared with 14 a year ago. Year-to-date, proceeds from the conversion of company-operated restaurants and collections on notes receivable, primarily related to conversions, were $21.7 million and $14.5 million, respectively, in 2004 and 2003.

     In the third quarter, we expect to convert approximately 12 restaurants to franchises and generate approximately $6 million in other revenues, and for the full year other revenues are expected to be approximately $24 million, primarily from the conversion of approximately 50 restaurants.

     Other Transactions. During the second quarter of fiscal year 2004, we exercised our purchase option under certain lease agreements and purchased 80 JACK IN THE BOX restaurant properties for approximately $85 million. These assets are included in assets held for sale and leaseback at April 11, 2004 as we plan to resell and leaseback these properties over the balance of the fiscal year at more favorable rental rates.

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

     Contractual Obligations and Commitments. The following is a summary of the Company's contractual obligations and commercial commitments as of April 11, 2004:

                                                                    Payments Due by Period (in thousands)
                                                   -------------------------------------------------------------------
                                                                  Less than                                   After
                                                      Total         1 year      1-3 years     3-5 years     5 years
   -------------------------------------------------------------------------------------------------------------------
     Contractual Obligations:
       Credit facility term loan................   $  275,000    $    2,750    $    5,500    $    5,500    $  261,250
       Revolving credit facility................        5,000             -             -         5,000             -
       Capital lease obligations................       29,937         4,345         8,770         7,776         9,046
       Other long-term debt obligations.........        2,851         1,765           744           342             -
       Operating lease obligations .............    1,494,720       154,811       280,431       237,860       821,618
       Guarantee (1)............................        1,094           198           321           317           258
                                                   ----------    ----------    ----------    ----------    ----------
        Total contractual obligations...........   $1,808,602    $  163,869    $  295,766    $  256,795    $1,092,172
                                                   ==========    ==========    ==========    ==========    ==========
     Other Commercial Commitments:
       Stand-by letters of credit (2)...........   $   33,372    $   33,372    $        -    $        -    $        -
                                                   ==========    ==========    ==========    ==========    ==========

     (1) Consists of a guarantee associated with one Chi-Chi's property. Due to the bankruptcy of the Chi-Chi's restaurant chain, previously owned by the Company, we are obligated to perform in accordance with the terms of the guarantee agreement.

     (2) Consists primarily of letters of credit for workers' compensation and general liability insurance.

     Capital Expenditures. Year-to-date capital expenditures, including capital lease obligations, were $69.2 million and $49.2 million in 2004 and 2003, respectively. Capital spending for additions to property and equipment, increased to $61.3 million in 2004 from $49.2 million in 2003, primarily due to a recent decision to finance the new Innovation Center utilizing the Company's credit facility instead of through a sale and leaseback transaction. Increases in JACK IN THE BOX restaurant improvements and Qdoba capital expenditures, primarily related to new company-operated restaurants, also contributed to the overall increase, but to a lesser extent. These increases were partially offset by a decrease in expenditures for new JACK IN THE BOX restaurants, reflecting a reduction in the number of new restaurant openings to 26 in 2004 from 42 a year ago. Year-to-date, we also incurred capital lease obligations of $7.9 million for certain restaurant equipment.

     In the third quarter of fiscal year 2004 and for the full year, we expect capital expenditures and lease commitments to be approximately $35 million and $155 million, respectively. Our capital projections include spending related to approximately 13 and 65 new JACK IN THE BOX restaurants, respectively, brand reinvention initiatives and additional capital lease commitments for certain restaurant equipment.

     Pension Funding. Lower discount rates and a reduction in our assumed long-term rate of return on plan assets have contributed to an increase in our accumulated benefit plan obligations. Taking advantage of our cash position and the upward trend in the equity markets, we contributed $17.0 million to our pension plans in December 2003 compared with $4.4 million a year ago.

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

     Self-Insurance - The Company is self-insured for a substantial portion of its current and prior years' losses related to its workers' compensation, general liability, automotive, medical and dental programs. In estimating the Company's self-insurance reserves, we utilize independent actuarial estimates of expected losses, which are based on statistical analyses of historical data. These assumptions are closely monitored and adjusted when warranted by changing circumstances. Should a greater amount of claims occur compared to what was estimated, or medical costs increase beyond what was expected, reserves might not be sufficient, and additional expense may be recorded.

     Long-lived Assets - Property, equipment and certain other assets, including amortized intangible assets, are reviewed for impairment when indicators of impairment are present. This review includes a market-level analysis and evaluations of restaurant operating performance from operations and marketing management. When indicators of impairment are present, we perform an impairment analysis on a restaurant-by-restaurant basis. If the sum of undiscounted future cash flows is less than the net carrying value of the asset, we recognize an impairment loss by the amount which the carrying value exceeds the fair value of the asset. Our estimates of future cash flows may differ from actual cash flows due to, among other things, economic conditions or changes in operating performance. During the quarter, we recorded an immaterial impairment charge related to one restaurant we intend to close upon the expiration of its lease at the end of the calendar year. During 2004, we noted no other indicators of impairment of our long-lived assets.

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

Cautionary Statements Regarding Forward-Looking Statements

     This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of the federal securities law. These forward-looking statements are principally contained in the sections captioned, Notes to Unaudited Consolidated Financial Statements and Management's Discussion and Analysis of Financial Condition and Results of Operations. Statements regarding our expectations about the impact of our refinancing and our borrowing costs, our effective tax rate, expectations regarding any liability that may result from claims and actions filed against us, our contingent obligations and future charges related to the Chi-Chi's bankruptcy, estimated and future costs, expenses, same-store sales and other revenues, our brand reinvention strategy and testing plans, our growth strategy, the impact of our Innovation Center, our anticipated capital expenditures relating to new restaurants, brand reinvention and refurbishment of existing facilities, our future financial performance, sources of liquidity, including the sale and leaseback of restaurant properties and conversion of company-operated restaurants to franchised restaurants, uses of cash and sufficiency of our cash flows are forward-looking statements. Forward-looking statements are generally identifiable by the use of the words "anticipate," "assume," "believe," "estimate," "seek," "expect," "intend," "plan," "project," "may," "will," "would," and similar expressions. Forward-looking statements are based on management's current plans and assumptions and are subject to known and unknown risks and uncertainties, which may cause actual results to differ materially from expectations. The following is a discussion of some of those factors.

     There is intense competition in the quick service restaurant industry with respect to market share, restaurant locations, labor, menu and product development. The quick-service restaurant segment itself faces competitive pressures from the emerging "fast-casual" chains. The Company competes primarily on the basis of quality, variety and innovation of menu items, service, brand, convenience and price against several larger national and international chains with potentially significantly greater financial resources. The Company's results depend upon the effectiveness of its strategies, including its brand reinvention strategy, as compared to its competitors, and can be adversely affected by aggressive competition from numerous and varied competitors in all areas of business, including new product introductions, advertising and promotions, and discounting. In addition, restaurant sales can be affected by factors, including but not limited to, demographic changes, consumer preferences, tastes and spending patterns, widespread negative publicity, perceptions about the health and safety of food products and severe weather conditions. With approximately 70% of its restaurants in California and Texas, JACK IN THE BOX restaurant sales can be significantly affected by demographic changes, adverse weather, economic and political conditions and other significant events in those states. The quick service restaurant industry is mature, with significant chain penetration. There can be no assurances that the Company's growth objectives in the regional domestic markets in which it operates restaurants and convenience stores will be met or that the new facilities will be profitable. The development and profitability of restaurants can be adversely affected by many factors including the ability of the Company and its franchisees to select and secure suitable sites on satisfactory terms, the availability of financing and general business and general economic conditions. The realization of gains from our program of selective sales of company-operated restaurants to existing and new franchisees depends upon various factors, including failure of the market for our franchisees to develop as expected, sales trends at franchised restaurants and the financing market and economic conditions. The Company has provided a portion of the purchase financing for certain franchisees that have acquired franchises for existing restaurants from the Company. There can be no assurance that all such borrowers will make timely payments or ultimately perform on the terms contemplated. The ongoing success of our selective sale and leaseback of restaurant properties is subject to changes in the economy, credit market, real estate market and the ability of the company to obtain acceptable prices and terms. The success of our brand reinvention initiatives at franchised sites will depend upon franchisees' willingness to participate in our strategy and the availability of financing resources at satisfactory rates and terms. Our results of operations can also be adversely affected by changes in commodity prices or supply, higher costs associated with new technologies, increasing occupancy and insurance costs, including workers compensation insurance, interest rates, inflation, recession, the effects of war and terrorist activities and other factors over which the Company has no control, including the possibility of increased pension expense and contributions resulting from declines in discount rates and stock market returns. Because a large majority of its restaurants are company-operated, the Company's earnings are more sensitive to increasing costs than majority franchised chains. In January 2003, the Company completed its acquisition of Qdoba Restaurant Corporation, a fast-casual restaurant chain. The Company may not successfully integrate or fully realize the potential benefits or synergies of this or other acquisition transactions. Other factors that can cause actual results to differ materially from expectations include the unpredictable nature of litigation, including strategies and settlement costs; changes in accounting standards, policies and practices; new legislation and governmental regulation; potential variances between estimated and actual liabilities; and the possibility of unforeseen events affecting the industry in general.

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

     This discussion of uncertainties is not exhaustive. Additional risk factors associated with our business are described in our most recent Annual Report on Form 10-K filed with the SEC. Jack in the Box Inc. assumes no obligation and does not intend to update these forward-looking statements.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS

     Our primary exposure relating to financial instruments is to changes in interest rates. Our credit facility, which is comprised of a revolving credit facility and a term loan, bears interest at an annual rate equal to the prime rate or the LIBOR plus an applicable margin based on a financial leverage ratio. The majority of the credit facility borrowings are LIBOR based. As of April 11, 2004, our applicable margins for the LIBOR based revolving loans and term loan were set at 2.25% and 2.75%, respectively. A hypothetical one percent increase in short-term interest rates, based on the outstanding balance of our revolving credit facility and term loan at April 11, 2004, would result in an estimated increase of $2.8 million in annual interest expense.

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

     We are also exposed to the impact of commodity and utility price fluctuations related to unpredictable factors such as weather and various other market conditions outside our control. Our ability to recover increased costs through higher prices is limited by the competitive environment in which we operate. From time-to-time we enter into futures and option contracts to manage these fluctuations. We had no open commodity futures and option contracts at April 11, 2004.

     At April 11, 2004, we had no other material financial instruments subject to significant market exposure.

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

     (b) There have been no significant changes in our internal control over financial reporting during the quarter ended April 11, 2004 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     Information on matters submitted to a vote of stockholders at our annual meeting held on February 13, 2004 can be found in our Quarterly Report on Form 10-Q for the quarter ended January 18, 2004 previously filed with the SEC.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K
ITEM 6 (a). Exhibits


Number    Description
------    -----------
3.1       Restated Certificate of Incorporation, as amended(7)
3.2       Amended and Restated Bylaws (16)
4.1 Indenture for the 8 3/8% Senior Subordinated Notes due 2008(6) (Instruments with respect to the registrant's long-term debt not in excess of 10% of the total assets of the registrant and its subsidiaries on a consolidated basis have been omitted. The registrant agrees to furnish supplementally a copy of any such instrument to the Commission upon request.)
4.2       Shareholder Rights Agreement(3)
10.1 Amended and Restated Credit Agreement dated as of January 8, 2004 by and among Jack in the Box Inc. and the lenders named therein (16)
10.2 Purchase Agreements dated as of January 22, 1987 between Foodmaker, Inc. and FFCA/IIP 1985 Property Company and FFCA/IIP 1986 Property Company(1)
10.3 Land Purchase Agreements dated as of February 18, 1987 by and between Foodmaker, Inc. and FFCA/IPI 1984 Property Company and FFCA/IPI 1985 Property Company and Letter Agreement relating thereto(1)
10.4.1*   Amended and Restated 1992 Employee Stock Incentive Plan(4)
10.4.2*   Jack in the Box Inc. 2002 Stock Incentive Plan(10)
10.5*     Capital Accumulation Plan for Executives(9)
10.5.1* First Amendment dated as of August 2, 2002 to the Capital Accumulation Plan for Executives(11) 10.6* Supplemental Executive Retirement Plan(9)
10.6.1* First Amendment dated as of August 2, 2002 to the Supplemental Executive Retirement Plan(11)
10.7*     Performance Bonus Plan(8)
10.8*     Deferred Compensation Plan for Non-Management Directors(2)
10.9*     Amended and Restated Non-Employee Director Stock Option Plan(7)
10.10*    Form of  Compensation and  Benefits Assurance Agreement for Executives
          (5)
10.11* Form of Indemnification Agreement between Jack in the Box Inc. and certain officers and directors(11)
10.12     Consent Agreement(11)
10.13*    Executive Deferred Compensation Plan(12)
10.14*    Form of Restricted Stock Award for certain executives(12)
10.14(a)  Schedule of Restricted Stock Awards(14)
10.15* Executive Agreement between Jack in the Box Inc. and Gary J. Beisler, President and Chief Executive Officer of Qdoba Restaurant Corporation(13)
10.16*    2004 Stock Incentive Plan(15)
31.1 Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2 Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1 Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2 Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
--------------

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

(14) Previously filed and incorporated herein by reference from the registrant Quarterly Report on Form 10-Q for the quarter ended July 6, 2003.

(15) Previously filed and incorporated herein by reference from the registrant's Definitive Proxy Statement dated January 9, 2004 for the Annual Meeting of Stockholders' on February 13, 2004.

(16) Previously filed and incorporated herein by reference from the registrant's Quarterly Report on Form 10-Q for the quarter ended January 18, 2004.



ITEM 6(b). FORM 8-K.
           ---------

     We filed the following reports on Form 8-K with the Securities and Exchange Commission during the second quarter ended April 11, 2004: On February 18, 2004, we filed a report on Form 8-K containing an earnings release that reported results of operations for the first quarter ended January 18, 2004.

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


Date:  May 20, 2004