Form 10-Q
period 2004-07-04
JACK IN THE BOX INC /NEW/
filed 2004-08-12
CIK 807882

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 4, 2004

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

Yes ☒ No ☐

Number of shares of common stock, $.01 par value, outstanding as of the close of business August 9, 2004 – 36,811,866.

JACK IN THE BOX INC. AND SUBSIDIARIES

PART I. FINANCIAL INFORMATION

ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS

JACK IN THE BOX INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands)

	July 4,	September 28,
	2004	2003
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$87,486	$22,362
Accounts and notes receivable, net	25,820	31,582
Inventories	36,608	31,699
Prepaid expenses and other current assets	20,077	21,056
Assets held for sale and leaseback	46,458	41,916

Total current assets	216,449	148,615

Property and equipment, net	883,128	866,960
Goodwill	90,218	90,218
Intangible assets, net	28,083	29,640
Other assets, net	44,927	40,517

TOTAL	$1,262,805	$1,175,950

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current maturities of long-term debt	$8,470	$12,334
Accounts payable	44,065	51,031
Accrued expenses	201,069	174,369

Total current liabilities	253,604	237,734

Deferred income taxes	44,579	33,910
Long-term debt, net of current maturities	298,669	290,746
Other long-term liabilities	130,806	143,238
Stockholders’ equity:
Common stock	436	432
Capital in excess of par value	333,059	325,510
Retained earnings	357,518	300,682
Accumulated other comprehensive loss, net	(27,184)	(27,184)
Unearned compensation	(4,219)	(4,655)
Treasury stock	(124,463)	(124,463)

Total stockholders’ equity	535,147	470,322

TOTAL	$1,262,805	$1,175,950

See accompanying notes to consolidated financial statements.

JACK IN THE BOX INC. AND SUBSIDIARIES

UNAUDITED CONSOLIDATED STATEMENTS OF EARNINGS
(In thousands, except per share data)

	Twelve Weeks Ended		Forty Weeks Ended
	July 4,	July 6,	July 4,	July 6,
	2004	2003	2004	2003
Revenues:
Restaurant sales	$470,621	$443,990	$1,528,042	$1,421,695
Distribution and other sales	49,575	25,927	132,740	78,351
Franchise rents and royalties	14,402	11,803	48,654	39,799
Other	6,614	6,854	18,962	25,411

	541,212	488,574	1,728,398	1,565,256

Costs of revenues:
Restaurant costs of sales	145,601	140,088	473,447	436,832
Restaurant operating costs	240,488	230,593	792,122	748,914
Costs of distribution and other sales	48,532	25,282	130,287	76,562
Franchised restaurant costs	7,265	6,157	23,449	19,402

	441,886	402,120	1,419,305	1,281,710

Selling, general and administrative	61,245	51,629	195,147	174,211

Earnings from operations	38,081	34,825	113,946	109,335
Interest expense	3,757	5,538	23,730	19,599

Earnings before income taxes	34,324	29,287	90,216	89,736
Income taxes	12,700	9,515	33,380	32,485

Net earnings	$21,624	$19,772	$56,836	$57,251

Net earnings per share:
Basic	$.60	$.55	$1.57	$1.56
Diluted	$.58	$.54	$1.55	$1.54
Weighted-average shares outstanding:
Basic	36,291	36,007	36,139	36,608
Diluted	37,254	36,559	36,737	37,082

See accompanying notes to consolidated financial statements.

JACK IN THE BOX INC. AND SUBSIDIARIES

UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Forty Weeks Ended
	July 4,	July 6,
	2004	2003
Cash flows from operating activities:
Net earnings	$56,836	$57,251
Non-cash items included in operations:
Depreciation and amortization	59,784	53,526
Amortization of unearned compensation	436	367
Deferred finance cost amortization	1,208	2,231
Deferred income taxes	10,675	12,025
Loss on early retirement of debt	9,180	—
Tax benefit associated with exercise of stock options	1,878	—
Gains on the sale of company-operated restaurants	(14,497)	(22,149)
Changes in assets and liabilities, excluding the effect of the Qdoba acquisition:
Increase (decrease) in receivables	(7,143)	1,481
Increase in inventories	(4,909)	(2,278)
Decrease in prepaid expenses and other current assets	980	2,984
Decrease in accounts payable	(6,743)	(17,054)
Increase in other liabilities	46,910	15,825

Cash flows provided by operating activities	154,595	104,209

Cash flows from investing activities:
Additions to property and equipment	(84,342)	(77,109)
Purchase of Qdoba, net of $2,856 cash acquired	—	(42,606)
Dispositions of property and equipment	5,560	19,453
Proceeds from the sale of company-operated restaurants	16,507	3,072
Increase in assets held for sale and leaseback	(437)	(14,035)
Collections on notes receivable	18,152	12,563
Pension contributions	(30,000)	(4,400)
Other	(7,582)	(4,566)

Cash flows used in investing activities	(82,142)	(107,628)

Cash flows from financing activities:
Borrowings under revolving bank loans	45,000	510,500
Principal repayments under revolving bank loans	(45,000)	(538,000)
Proceeds from term loans	275,000	150,000
Principal payments on long-term debt, including current maturities	(280,901)	(56,601)
Debt issuance and debt repayment costs	(7,103)	(7,832)
Repurchase of common stock	—	(50,157)
Proceeds from issuance of common stock	5,675	217

Cash flows provided by (used in) financing activities	(7,329)	8,127

Net increase in cash and cash equivalents	$65,124	$4,708

See accompanying notes to consolidated financial statements.

JACK IN THE BOX INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except per share data)

1.	GENERAL

The accompanying unaudited consolidated financial statements of Jack in the Box Inc. (the “Company”) and its subsidiaries have been prepared in accordance with U.S. generally accepted accounting principles and the rules and regulations of the Securities and Exchange Commission (“SEC”). In our opinion, all adjustments considered necessary for a fair presentation of financial condition and results of operations for the interim periods have been included. Operating results for any interim period are not necessarily indicative of the results for any other interim period or for the full year. Our fiscal year is 52 or 53 weeks ending the Sunday closest to September 30 with fiscal year 2004 and 2003, including 53 weeks and 52 weeks, respectively. Our first quarter includes 16 weeks and each remaining quarter includes 12 weeks, with the exception of the fourth quarter of fiscal year 2004 which will include 13 weeks.

Certain financial statement reclassifications have been made in the prior year to conform to the current year presentation. These financial statements should be read in conjunction with the notes to the fiscal year 2003 consolidated financial statements contained in our Annual Report on Form 10-K filed with the SEC.

2.	STOCK-BASED EMPLOYEE COMPENSATION

Stock awards are accounted for under Accounting Principles Board Opinion 25, Accounting for Stock Issued to Employees, using the intrinsic method. Under this method, compensation expense is recognized for the excess, if any, of the quoted market price of the Company’s stock at the date of grant over the exercise price. Our policy is to grant stock options at fair value at the date of grant. Had compensation expense been recognized for our stock-based compensation plans by applying the fair value recognition provisions of Statement of Financial Accounting Standards (“SFAS”) 123, Accounting for Stock-Based Compensation, we would have recorded net earnings as follows:

	Twelve Weeks Ended		Forty Weeks Ended
	July 4,	July 6,	July 4,	July 6,
	2004	2003	2004	2003
Net earnings, as reported	$21,624	$19,772	$56,836	$57,251
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of taxes	1,219	1,031	4,384	3,855

Pro forma net earnings	$20,405	$18,741	$52,452	$53,396

Net earnings per share:
Basic-as reported	$.60	$.55	$1.57	$1.56
Basic-pro forma	$.56	$.52	$1.45	$1.46
Diluted-as reported	$.58	$.54	$1.55	$1.54
Diluted-pro forma	$.55	$.51	$1.43	$1.44

JACK IN THE BOX INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except per share data)

3.	INTANGIBLE ASSETS

Intangible assets consist of the following at July 4, 2004 and September 28, 2003:

	2004	2003
Amortized intangible assets:
Gross carrying amount	$60,660	$61,069
Less: accumulated amortization	41,377	40,229

Net carrying amount	$19,283	$20,840

Unamortized intangible assets:
Goodwill	$90,218	$90,218
Qdoba trademark	8,800	8,800

	$99,018	$99,018

Amortized intangible assets include lease acquisition costs and acquired franchise contracts. Lease acquisition costs represent the fair values of acquired lease contracts having contractual rents lower than fair market rents, and are amortized on a straight-line basis over the remaining lease term. Acquired franchise contracts are amortized over the term of the franchise agreements based on the projected royalty revenue stream. The weighted-average life of the amortized intangible assets is approximately 28 years. In the quarter and year-to-date, total amortization expense related to intangible assets was approximately $400 and $1,500, respectively, in 2004, and $500 and $1,700, respectively, in 2003. The estimated amortization expense for each fiscal year through 2008 ranges from approximately $1,400 to $1,800.

4.	INDEBTEDNESS

Credit Facility. On January 8, 2004, we secured a new senior term loan and amended our revolving credit facility, each with extended maturities. Our new financing is intended to provide a more flexible capital structure, facilitate the execution of our strategic plan, and decrease borrowing costs. Additionally, during the third quarter, we amended the term loan portion of our credit facility to achieve an approximate 50 basis point reduction in our borrowing rate over the loan term. Fees paid in association with the repricing were customary for such arrangements of this type and were not material.

Our credit facility, as amended, provides borrowings in the aggregate amount of $475,000 and is comprised of: (i) a $200,000 revolving credit facility maturing on January 8, 2008, and (ii) a $275,000 term loan maturing on January 8, 2011, each with a rate of London Interbank Offered Rate plus 2.25%. The credit facility requires the payment of an annual commitment fee based on the unused portion of the credit facility. The annual commitment rate and the credit facility’s interest rates are based on a financial leverage ratio, as defined in the credit agreement. The Company and certain of its subsidiaries granted liens in substantially all personal property assets to secure our respective obligations under the credit facility. Under certain circumstances, the Company and each of its certain subsidiaries will be required to grant liens in certain real property assets to secure their respective obligations under the new credit facility. Additionally, certain of our real and personal property secure other indebtedness of the Company. At July 4, 2004, we had no borrowings under our revolving credit facility and letters of credit outstanding of approximately $34,142.

We are subject to a number of covenants under our various debt instruments, including limitations on additional borrowings, acquisitions, loans to franchisees, capital expenditures, lease commitments and dividend payments, as well as requirements to maintain certain financial ratios, cash flows and net worth. As of July 4, 2004, we were in compliance with all debt covenants.

Debt Extinguishment. We used the proceeds from the new term loan to refinance our existing $150,000 term loan and redeem $125,000 of 8 3/8% senior subordinated notes due April 15, 2008, which resulted in a charge to interest expense of approximately $9,200.

JACK IN THE BOX INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except per share data)

5.	NET PERIODIC BENEFIT COST

We have funded and unfunded non-contributory defined benefit pension plans covering those employees meeting certain eligibility requirements. The components of net defined benefit pension costs for each period is presented below:

	Twelve Weeks Ended		Forty Weeks Ended
	July 4,	July 6,	July 4,	July 6,
	2004	2003	2004	2003
Service cost	$2,426	$1,387	$6,697	$4,622
Interest cost	3,034	2,105	8,372	7,018
Expected return on plan assets	(1,962)	(1,528)	(5,416)	(5,095)
Recognized actuarial loss	1,748	562	4,825	1,874
Net amortization	410	181	1,131	604

Net periodic pension cost	$5,656	$2,707	$15,609	$9,023

During the third quarter, we elected to contribute $13,000 to our qualified defined benefit pension plans from available cash on hand. The additional funding contribution was based on the Company’s intent to fully fund its qualified plans’ accumulated benefit obligation at fiscal year-end, and the amount was determined based on an annual actuarial review of the plans. Year-to-date we have contributed $30,000 to our qualified defined benefit pension plans and do not anticipate making any further funding contributions during the fiscal year.

Our qualified pension plans’ net periodic pension cost increased in the third quarter, due primarily to lower than anticipated employee turnover, as determined by the annual actuarial review.

We sponsor a health care plan that provides postretirement medical benefits for employees who meet minimum age and service requirements. The plan is contributory, with retiree contributions adjusted annually, and contains other cost-sharing features such as deductibles and coinsurance. The components of net periodic postretirement benefit cost for each period is presented below:

	Twelve Weeks Ended		Forty Weeks Ended
	July 4,	July 6,	July 4,	July 6,
	2004	2003	2004	2003
Service cost	$60	$74	$199	$248
Interest cost	190	153	635	508
Net amortization	(117)	(211)	(389)	(703)

Net periodic postretirement benefit cost	$133	$16	$445	$53

Our postretirement health care plan provides for prescription drug benefits. On December 8, 2003, Medicare legislation was enacted introducing a federal prescription drug subsidy to sponsors of retiree health care plans that provide a benefit that is at least actuarially equivalent to the Medicare prescription drug benefit. On May 19, 2004, the FASB issued FSP 106-2, Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003, which supersedes FSP 106-1. FSP 106-2 discusses certain accounting and disclosure requirements related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003. We will adopt the provisions of FSP 106-2 in the fourth quarter of fiscal year 2004 as required. Any such subsidy we may be eligible to receive would be recorded as a reduction in our accumulated benefit obligation and a decrease in future net periodic postretirement benefit cost. We have not yet determined whether the prescription drug benefits provided under our postretirement plan meet the requirements to receive the federal subsidy; however, we do not believe any such benefits we may be eligible for will have a material impact on our results of operations or financial position.

JACK IN THE BOX INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except per share data)

6.	INCOME TAXES

The income tax provisions reflect the projected annual tax rates of 37% in 2004 and 36.2% in 2003. In the second quarter, we reduced our projected annual tax rate for 2004 to 37% from 38%, primarily as a result of the Company’s ongoing tax-planning initiatives. During the third quarter of fiscal year 2003, the annual tax rate was reduced to the effective annual rate of 36.2% primarily due to the favorable resolution of a long-standing tax matter. The final 2004 annual tax rate cannot be determined until the end of the fiscal year; therefore, the actual rate could differ from our current estimates.

7.	AVERAGE SHARES OUTSTANDING

Net earnings per share for each period is based on the weighted-average number of shares outstanding during the period, determined as follows (in thousands):

	Twelve Weeks Ended		Forty Weeks Ended
	July 4,	July 6,	July 4,	July 6,
	2004	2003	2004	2003
Shares outstanding, beginning of fiscal year	36,034	38,558	36,034	38,558
Effect of common stock issued	257	15	105	9
Effect of common stock reacquired	—	(2,566)	—	(1,959)

Weighted-average shares outstanding - basic	36,291	36,007	36,139	36,608
Assumed additional shares issued upon exercise of stock options, net of shares reacquired at the average market price	862	309	531	280
Effect of restricted stock issued	101	243	67	194

Weighted-average shares outstanding - diluted	37,254	36,559	36,737	37,082

Stock options excluded (1)	45	3,498	2,072	3,571

(1)	Excluded from diluted weighted-average shares outstanding because their exercise prices exceeded the average market price of common stock for the period.

8.	CONTINGENCIES AND LEGAL MATTERS

The Company is principally liable for lease obligations on various properties sub-leased to third parties. We are also obligated under a lease guarantee agreement associated with one Chi-Chi’s restaurant property. Due to the bankruptcy of the Chi-Chi’s restaurant chain, previously owned by the Company, we are obligated to perform in accordance with the terms of the guarantee agreement, as well as four other lease agreements which expire at various dates in 2010 and 2011. During fiscal year 2003, we established an accrual for these lease obligations and do not anticipate incurring any additional charges related to the Chi-Chi’s bankruptcy in future years.

Legal Proceedings – The Company is also subject to normal and routine litigation. In the opinion of management, based in part on the advice of legal counsel, the ultimate liability from all pending legal proceedings, asserted legal claims and known potential legal claims should not materially affect our operating results, financial position or liquidity.

JACK IN THE BOX INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except per share data)

9.	SEGMENT REPORTING

Prior to the acquisition of Qdoba, the Company operated its business in a single segment. Subsequent to the Qdoba acquisition the Company has two operating segments, Jack in the Box and Qdoba, based on the Company’s management structure and internal method of reporting. Based upon certain quantitative thresholds, only Jack in the Box is considered a reportable segment.

Summarized financial information concerning our reportable segment is shown in the following table:

	Twelve Weeks Ended		Forty Weeks Ended
	July 4,	July 6,	July 4,	July 6,
	2004	2003	2004	2003
Revenues	$531,846	$481,921	$1,701,168	$1,552,513
Earnings from operations	37,248	34,515	113,529	108,798

Interest expense and income taxes are not reported on an operating segment basis in accordance with the Company’s method of internal reporting.

A reconciliation of reportable segment revenues to consolidated revenue follows:

	Twelve Weeks Ended		Forty Weeks Ended
	July 4,	July 6,	July 4,	July 6,
	2004	2003	2004	2003
Revenues	$531,846	$481,921	$1,701,168	$1,552,513
Other	9,366	6,653	27,230	12,743

Consolidated revenues	$541,212	$488,574	$1,728,398	$1,565,256

A reconciliation of reportable segment earnings from operations to consolidated earnings from operations follows:

	Twelve Weeks Ended		Forty Weeks Ended
	July 4,	July 6,	July 4,	July 6,
	2004	2003	2004	2003
Earnings from operations	$37,248	$34,515	$113,529	$108,798
Other	833	310	417	537

Consolidated earnings from operations	$38,081	$34,825	$113,946	$109,335

10.	SUPPLEMENTAL CASH FLOW INFORMATION

The consolidated statements of cash flows exclude the following non-cash transactions: (i) equipment capital lease commitments of $9,865 and $3,506 in 2004 and 2003, respectively; (ii) non-cash proceeds from the Company’s short-term financing of a portion of the sale of company-operated restaurants to certain qualified franchisees of $5,264 and $24,729 in 2004 and 2003, respectively, included in accounts receivable; and (iii) the use of sinking fund payments to retire financing lease obligations during 2003.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations

     All comparisons under this heading between 2004 and 2003 refer to the 12-week (“quarter”) and 40-week (“year-to-date”) periods ended July 4, 2004 and July 6, 2003, respectively, unless otherwise indicated.

     The Company acquired Qdoba Restaurant Corporation (“Qdoba”), operator and franchisor of Qdoba Mexican Grill®, on January 21, 2003. As such, Qdoba’s results of operations are not reflected in the consolidated results for the first quarter of fiscal year 2003.

Overview

     Jack in the Box Inc. (the “Company”) owns, operates and franchises 1,987 Jack in the Box® quick-service restaurants and 150 Qdoba Mexican Grill (“Qdoba”) fast-casual restaurants, primarily in the western and southern United States.

     The Company’s primary source of revenue is from the sale of food and beverages at company-operated restaurants. The Company also derives revenue from distribution sales to Jack in the Box and Qdoba franchises, retail sales from fuel and convenience stores (“Quick Stuff®”), royalties from franchised restaurants, rents from real estate leased to certain franchisees, franchise fees, and the sale of company-operated restaurants to franchisees.

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

     The following summarizes the most significant events occurring in fiscal year 2004:

•	Increase in Company-operated Restaurant Sales. Quality improvements to our menu and new product innovations have contributed to increased sales trends in the quarter and year-to-date, which are expected to continue. Year-to-date, same store sales increased 4.8% compared with a decrease of 2.4% in fiscal year 2003. We project sales at Jack in the Box restaurants open more than one fiscal year (“same-store sales”) to increase 2.2% to 2.6% in the fourth quarter and 4.0% to 4.5% for the full year.

•	Restaurant Operating Margin. In the quarter and for the year our restaurant operating margin improved to 18% and 17.2% in 2004 from 16.5% and 16.6% a year ago. The improvements are primarily related to Profit Improvement Program initiatives and labor and fixed cost leverage provided from higher sales offset by in part by higher commodity costs. However, in the quarter, total food and packaging costs as a percentage of sales were lower than last year, due to start-up costs associated with the introduction of our premium entrée salad line in 2003.

•	Refinancing Transaction. In the first quarter of fiscal year 2004, we secured new financing intended to provide a more flexible capital structure, facilitate the execution of our strategic plan, and decrease borrowing costs. In connection with the refinancing, we recorded a $9.2 million charge to interest expense for the early retirement of debt. In addition to providing us with a more flexible capital structure, this refinancing transaction is expected to lower our borrowing costs over the life of our new term loan.

•	Credit Facility Amendment. In the third quarter of fiscal year 2004, we amended the $275 million term loan portion of our credit facility to achieve an approximate 50 basis point reduction in our borrowing rate over the loan term. Fees paid in association with the repricing were customary for such arrangements of this type and were not material.

•	Purchase Option. In the second quarter of fiscal year 2004, we exercised our purchase option under certain lease agreements and acquired 80 restaurant properties. During the third quarter, we sold and leased back 67 of these properties, at more favorable rates.

•	Brand Reinvention Progress. We are continuing to upgrade our menu, service and facilities in Jack in the Box restaurants and evaluate our new fast-casual concept, called JBX™, with our test of two converted Jack in the Box restaurants in San Diego. We plan to expand the testing of our JBX concept to selected restaurants in two additional markets, Bakersfield, California and Boise, Idaho, by calendar year-end. This test phase is intended to evaluate the opportunity to generate incremental sales by attracting new customers to JBX, as well as benefit from the transfer of sales to non-converted Jack in the Box restaurants.

•	Pension Contributions. In the third quarter we elected to contribute $13 million to our qualified pension plans from available cash on hand. The additional funding contribution was based on the Company’s intent to fully fund its qualified plans’ accumulated benefit obligation at fiscal year-end, and the amount was determined based on an annual actuarial review of the plans.

     The following table sets forth, unless otherwise indicated, the percentage relationship to total revenues of certain items included in the Company’s statements of earnings.

STATEMENTS OF EARNINGS DATA

	Twelve Weeks Ended		Forty Weeks Ended
	July 4,	July 6,	July 4,	July 6,
	2004	2003	2004	2003
Revenues:
Restaurant sales	87.0%	90.9%	88.4%	90.8%
Distribution and other sales	9.1	5.3	7.7	5.0
Franchise rents and royalties	2.7	2.4	2.8	2.6
Other	1.2	1.4	1.1	1.6

Total revenues	100.0%	100.0%	100.0%	100.0%

Costs of revenues:
Restaurant costs of sales (1)	30.9%	31.6%	31.0%	30.7%
Restaurant operating costs (1)	51.1	51.9	51.8	52.7
Costs of distribution and other sales (1)	97.9	97.5	98.2	97.7
Franchise restaurant costs (1)	50.4	52.2	48.2	48.7
Total costs of revenues	81.6	82.3	82.1	81.9
Selling, general and administrative	11.3	10.6	11.3	11.1
Earnings from operations	7.0	7.1	6.6	7.0

(1)	As a percentage of the related sales and/or revenues.

     The following table summarizes the number of restaurants:

SYSTEMWIDE UNITS

	July 4,	July 6,
	2004	2003
Jack in the Box:
Company-operated	1,553	1,534
Franchised	434	386

Total system	1,987	1,920

Consolidated:
Company-operated	1,597	1,563
Franchised	540	455

Total system	2,137	2,018

Revenues

     Restaurant sales were $470.6 million and $1.5 billion, respectively, in 2004 compared with $444.0 million and $1.4 billion in 2003. This growth primarily reflects an increase in sales at Jack in the Box company-operated restaurants and growth in the number of company-operated restaurants. Same-store sales at Jack in the Box restaurants increased 3.9% and 4.8%, respectively, in 2004 compared with 2003, primarily due to the continued success of our premium products, including Jack’s Ultimate SaladsTM and our PannidoTM line of gourmet sandwiches, as well as improved economic conditions compared with a year ago. The number of Jack in the Box company-operated restaurants increased 1.2% to 1,553 in 2004 from 1,534 a year ago.

     Distribution and other sales, representing distribution sales to Jack in the Box and Qdoba franchisees, as well as Quick Stuff sales, increased $23.6 million and $54.4 million, respectively, to $49.6 million and $132.7 million in 2004 compared with 2003. Quick Stuff fuel and convenience store sales increased primarily due to an increase in the number of Quick Stuff locations to 25 at the end of the quarter from 13 a year ago and an increase in the retail price per gallon of fuel in 2004. Distribution sales also grew in 2004 compared with 2003, primarily due to an increase in the number of Jack in the Box and Qdoba franchised restaurants serviced by our distribution centers.

     Franchise rents and royalties increased $2.6 million and $8.9 million, respectively, to $14.4 million and $48.7 million in 2004 compared with 2003, primarily reflecting an increase in the number of Jack in the Box franchised restaurants to 434 at the end of the quarter from 386 a year ago, and to a lesser extent an increase in same-store sales at franchised restaurants. As a percentage of franchise restaurant sales, franchise rents and royalties increased to 10.0% in the quarter from 9.5% a year ago, primarily due to higher contractual rents and royalties provided by the 46 additional Jack in the Box restaurants sold to franchisees since a year ago. Year-to-date, the percentage remained constant at 10.7%, as the increase in Jack in the Box rents and royalties was offset by the acquisition of Qdoba in the second quarter of fiscal year 2003, whose royalties are lower than Jack in the Box’s average rents and royalties.

     Other revenues include principally gains and fees from the sale of company-operated restaurants to franchisees, as well as interest income from notes receivable and investments. Other revenues decreased $0.2 million and $6.4 million, respectively, to $6.6 million and $19.0 million in 2004 compared with 2003. In the quarter, this decrease is primarily due to a decline in the number of restaurants sold to 12 restaurants compared with 14 a year ago. Year-to-date, the decrease in other revenues is primarily due to lower average gains recognized in 2004 compared with 2003, reflecting differences in the sales volumes and cash flows of the restaurants sold. Year-to-date, we sold 38 restaurants versus 28 in 2003. Gains related to sales of restaurants to franchisees were $5.3 million and $14.5 million, respectively, in 2004 and $5.6 million and $22.1 million in 2003. In the fourth quarter, we expect to generate approximately $5 million in other revenues primarily from the sale of approximately 11 restaurants to franchisees. For the full year, other revenues are expected to be approximately $24 million, primarily from the sale of approximately 49 restaurants, compared with approximately $31 million, primarily from 36 such sales last year.

Costs and Expenses

     Restaurant costs of sales, which include food and packaging costs, increased to $145.6 million and $473.4 million, respectively, in 2004 from $140.1 million and $436.8 million in 2003, primarily due to sales growth and higher ingredient costs. As a percentage of restaurant sales, costs of sales were 30.9% and 31.0%, respectively, in 2004 compared with 31.6% and 30.7% in 2003. The cost of sales percentage improvement in the quarter is primarily due to the impact of start up costs associated with the Company’s introduction of its new premium salad line in 2003, offset in part by higher commodity costs in 2004, principally poultry, pork and dairy. Year-to-date, the cost of sales percentage increased primarily due to higher commodity costs, principally beef and dairy compared with a year ago.

     Restaurant operating costs grew with the addition of company-operated restaurants to $240.5 million and $792.1 million, respectively, in 2004 from $230.6 million and $748.9 million in 2003. As a percentage of restaurant sales, operating costs improved to 51.1% and 51.8%, respectively, in 2004 from 51.9% and 52.7% in 2003. The percentage improvement in 2004 is primarily due to continued Profit Improvement Program initiatives and increased leverage on labor and fixed costs from higher sales in 2004 compared with a year ago.

     Costs of distribution and other sales increased to $48.5 million and $130.3 million, respectively, in 2004 from $25.3 million and $76.6 million in 2003, primarily reflecting an increase in the related sales. As a percentage of distribution and other sales, these costs increased to 97.9% and 98.2% in 2004 from 97.5% and 97.7% a year ago, primarily due to additional Quick Stuff sales, primarily higher fuel sales at Quick Stuff locations, and distribution sales at slightly lower margin rates. The Quick Stuff margins reflect higher retail prices per gallon of fuel, with accompanying higher costs of sales, resulting in stable penny profits but increasing costs of sales rates. Distribution margins were impacted by growth in the number of Jack in the Box and Qdoba restaurants serviced from our distribution centers with higher delivery costs, in addition to increased fuel costs compared with a year ago.

     Franchise restaurant costs, which consist principally of rents and depreciation on properties leased to franchisees and other miscellaneous costs, increased to $7.3 million and $23.4 million, respectively, in 2004 from $6.2 million and $19.4 million in 2003, primarily reflecting an increase in the number of franchised restaurants. As a percentage of franchise rents and royalties, franchise restaurant costs improved to 50.4% and 48.2%, respectively, in 2004 from 52.2% and 48.7% in 2003. The percentage improvement in 2004 is primarily due to the leverage provided from higher royalties, principally due to an increase in the number of franchised restaurants and to a lesser extent, an increase in same store sales at franchised restaurants.

     Selling, general and administrative expenses (“SG&A”) increased to $61.2 million and $195.1 million, respectively, in 2004 from $51.6 million and $174.2 million in 2003. As a percentage of revenues, SG&A expenses increased to 11.3% in both periods in 2004 from 10.6% and 11.1%, respectively, in 2003. Cost increases for pension benefits, brand reinvention market tests, and incentive accruals were partially offset by leverage from higher revenues and continued cost reduction initiatives from our Profit Improvement Program. Pension costs have increased due to declines in discount rates and the assumed long-term rate of return on plan assets, and are expected to continue at higher levels throughout fiscal year 2004. Additionally in the quarter, we increased our pension expense, primarily due to lower-than-anticipated employee turnover, as determined by the Company’s annual actuarial review of its qualified pension plans.

     Interest expense was $3.8 million and $23.7 million, respectively, in 2004 compared with $5.5 million and $19.6 million in 2003. The decrease in interest expense in the quarter relates primarily to lower average interest rates associated with the Company’s recent refinancing. The year-to-date increase in interest expense primarily relates to the refinancing of the Company’s term loan and the early redemption of its senior subordinated notes, which resulted in a $9.2 million charge for the payment of a call premium and the write-off of deferred financing fees.

     The income tax provisions reflect the projected annual tax rates of 37% in 2004 and 36.2% in 2003. In the second quarter, we reduced our fiscal 2004 projected annual tax rate to 37% from 38%, primarily due to the Company’s ongoing tax-planning initiatives. During the third quarter of fiscal year 2003, the annual tax rate was reduced to the effective annual rate of 36.2% primarily due to the favorable resolution of a long-standing tax matter. The final 2004 annual tax rate cannot be determined until the end of the fiscal year; therefore, the actual rate could differ from our current estimates.

Net Earnings

     Net earnings were $21.6 million in the quarter, or $.58 per diluted share, in 2004 compared to $19.8 million, or $.54 per diluted share, in 2003. Year-to-date net earnings were $56.8 million, or $1.55 per diluted share, in 2004 compared to $57.3 million, or $1.54 per diluted share, in 2003. In 2004, year-to-date net earnings includes a loss on early retirement of debt recorded in the first quarter, which was $5.7 million, net of income taxes, or $.15 per diluted share.

Liquidity and Capital Resources

     General. Cash and cash equivalents increased to $87.5 million at July 4, 2004 from $22.4 million at the beginning of the fiscal year, primarily reflecting lower working capital requirements, higher proceeds from the sale of company-operated restaurants to franchisees and collections on notes receivable from franchisees, offset in part by increased pension contributions. We generally expect to maintain low levels of cash and cash equivalents, reinvesting available cash flows from operations to develop new or enhance existing restaurants, and to reduce borrowings under the new credit facility.

     Financial Condition. The Company and the restaurant industry in general, maintain relatively low levels of accounts receivable and inventories, and vendors grant trade credit for purchases such as food and supplies. We also continually invest in our business through the addition of new units and refurbishment of existing units, which are reflected as long-term assets and not as part of working capital. As a result, we typically maintain a working capital deficit, which was $37.2 million at July 4, 2004. Our current ratio increased to .9 to 1 at the end of the quarter compared with .6 to 1 at the beginning of the year, primarily reflecting a $65.1 million increase in cash as discussed above.

     New Financing. On January 8, 2004, we secured a new senior term loan and amended our revolving credit facility, each with extended maturities. Our new financing is intended to provide a more flexible capital structure, facilitate the execution of our strategic plan, and decrease borrowing costs. Furthermore, the new term loan provides for a more favorable repayment schedule set at 1% per year for the first 6 years of the 7-year term. During the third quarter, we amended the term loan portion of our credit facility, to achieve an approximate 50 basis point reduction in our borrowing rate over the loan term. Fees paid in connection with the repricing were customary for such arrangements of this type and not material.

     Our credit facility, as amended, provides borrowings in the aggregate amount of $475 million and is comprised of: (i) a $200 million revolving credit facility maturing on January 8, 2008, and (ii) a $275 million term loan maturing on January 8, 2011, both with a rate of LIBOR plus 2.25%. The credit facility requires the payment of an annual commitment fee based on the unused portion of the credit facility. The annual commitment rate and the credit facility’s interest rates are based on a financial leverage ratio, as defined in the credit agreement. To secure our respective obligations under the credit facility, the Company and certain of its subsidiaries granted liens in substantially all personal property assets. Under certain circumstances, the Company and each of its certain subsidiaries will be required to grant liens in certain real property assets to secure their respective obligations under the new credit facility. Additionally, certain of our real and personal property secure other indebtedness of the Company. At July 4, 2004, we had no borrowings under our revolving credit facility and had letters of credit outstanding of $34.1 million.

     We used the proceeds from the new term loan to refinance our existing $150 million term loan and redeem $125 million of 8 3/8% senior subordinated notes due April 15, 2008, which resulted in a charge to interest expense of $9.2 million. The amended revolving credit facility is intended to support general corporate purposes.

     We are subject to a number of covenants under our various debt instruments, including limitations on additional borrowings, acquisitions, loans to franchisees, capital expenditures, lease commitments and dividend payments, as well as requirements to maintain certain financial ratios, cash flows and net worth. As of July 4, 2004, we were in compliance with all debt covenants.

     Total debt outstanding increased to $307.1 million at July 4, 2004 from $303.1 million at the beginning of the fiscal year, primarily due to an increase in capital lease obligations associated with new restaurant equipment leases.

     Sale of Company-Operated Restaurants. We have continued our strategy of selectively selling company-operated restaurants to franchisees, selling 38 restaurants in 2004 compared with 28 a year ago. Year-to-date, proceeds from the sale of company-operated restaurants and collections on notes receivable, primarily related to such sales, were $34.7 million and $15.6 million, respectively, in 2004 and 2003.

     Other Transactions. In the second quarter of fiscal year 2004, we exercised our purchase option under certain lease agreements and purchased 80 Jack in the Box restaurant properties. During the third quarter, we sold and leased back 67 of these properties, at more favorable rental rates.

     In January 1994, we entered into financing lease arrangements with two limited partnerships (the “Partnerships”) that related to 76 restaurants. At the inception of the financing lease arrangements, we recorded cash and cash held in trust, and established financing lease obligations of approximately $70 million requiring semi-annual payments to cover interest and sinking fund obligations due in equal installments on January 1, 2003 and November 1, 2003. In January 2003, we paid a $1.3 million fee to retire the debt early. The fee was charged to interest expense in the first quarter of fiscal year 2003 when the obligations were retired. We used borrowings under our credit facility and previous sinking fund payments to reacquire the interests in the restaurant properties and retire the high interest rate bearing financing lease obligations.

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

     Contractual Obligations and Commitments. The following is a summary of the Company’s contractual obligations and commercial commitments as of July 4, 2004:

	Payments Due by Period (in thousands)
		Less than			After
	Total	1 year	1-3 years	3-5 years	5 years
Contractual Obligations:
Credit facility term loan	$274,313	$2,750	$5,500	$5,500	$260,563
Revolving credit facility	—	—	—	—	—
Capital lease obligations	30,597	4,367	9,553	7,552	9,125
Other long-term debt obligations	2,229	1,353	581	295	—
Operating lease obligations	1,601,407	160,296	293,565	250,173	897,373
Guarantee (1)	1,094	198	321	317	258

Total contractual obligations	$1,909,640	$168,964	$309,520	$263,837	$1,167,319

Other Commercial Commitments:
Stand-by letters of credit (2)	$34,142	$34,142	$—	$—	$—

(1)	Consists of a guarantee associated with one Chi-Chi’s property. Due to the bankruptcy of the Chi-Chi’s restaurant chain, previously owned by the Company, we are obligated to perform in accordance with the terms of the guarantee agreement.

(2)	Consists primarily of letters of credit for workers’ compensation and general liability insurance.

     Capital Expenditures. Year-to-date total capital expenditures, including capital lease obligations, were $94.2 million and $80.6 million in 2004 and 2003, respectively. Cash flows used for additions to property and equipment, increased to $84.3 million in 2004 from $77.1 million in 2003, primarily due to a decision to finance the new Innovation Center utilizing the Company’s credit facility instead of through a sale and leaseback transaction. Increases in Jack in the Box restaurant improvements and Qdoba capital expenditures, primarily related to new company-operated restaurants, also contributed to the overall increase, but to a lesser extent. These increases were partially offset by a decrease in expenditures for new Jack in the Box restaurants, reflecting a reduction in the number of new restaurant openings to 39 in 2004 from 63 a year ago. Year-to-date, we also incurred capital lease obligations of $9.9 million for certain restaurant equipment.

     In the fourth quarter of fiscal year 2004 and for the full year, capital expenditures and lease commitments are expected to be $41 million to $46 million and $135 million to $140 million, respectively. Fiscal year capital expenditures have decreased from amounts previously forecast due to rescheduling the JBX market tests from the fourth quarter of fiscal year 2004 to the end of the calendar year, the timing of expenditures for new restaurant openings, and savings on new store development. Our fourth quarter capital projections include spending related to approximately 21 new Jack in the Box restaurants, brand re-invention initiatives and ongoing capital expenditures.

     Pension Funding. Lower discount rates and a reduction in our assumed long-term rate of return on plan assets impacted the funding level of our accumulated benefit plan obligations. During the third quarter, we elected to contribute $13 million to our qualified defined benefit pension plans from available cash on hand. The additional funding contribution was based on the Company’s intent to fully fund its qualified plans’ accumulated benefit obligation at fiscal year-end, and the amount was determined based on an annual actuarial review of the plans. Year-to-date we have contributed $30 million to our qualified defined benefit pension plans compared with $4.4 million a year ago and we do not anticipate making any additional funding contributions during the fiscal year.

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

     We do not have material related party transactions or off-balance sheet arrangements, other than our operating leases. We do not enter into commodity contracts for which market price quotations are not available. Furthermore, we are not aware of any other factors, which are reasonably likely to affect our liquidity, other than those disclosed as risk factors in our Form 10-K filed with the SEC. While we have noted that certain operating expenses are rising, including pension costs, we believe that there are sufficient funds available from operations, our existing credit facility and the sale and leaseback of restaurant properties to accommodate the Company’s future growth.

Discussion of Critical Accounting Policies

     We have identified the following as the Company’s most critical accounting policies, which are those that are most important to the portrayal of the Company’s financial condition and results and require management’s most subjective and complex judgments. Information regarding the Company’s other significant accounting policies are disclosed in Note 1 of our most recent Annual Report on Form 10-K filed with the SEC.

     Pension Benefits – The Company sponsors pension and other retirement plans in various forms covering those employees who meet certain eligibility requirements. Several statistical and other factors which attempt to anticipate future events are used in calculating the expense and liability related to the plans, including assumptions about the discount rate, expected return on plan assets and the rate of increase in compensation levels, as determined by the Company using specified guidelines. In addition, our outside actuarial consultants also use certain statistical factors such as turnover, retirement and mortality rates to estimate the Company’s future benefit obligations. The actuarial assumptions used may differ materially from actual results due to changing market and economic conditions, higher or lower turnover and retirement rates or longer or shorter life spans of participants. These differences may impact the amount of pension expense recorded by the Company. Due principally to decreases in discount rates, declines in the return on assets in the plans and lower than anticipated employee turnover, the pension expense in fiscal year 2004 is expected to be approximately $9 million higher than fiscal year 2003.

     Self-Insurance – The Company is self-insured for a substantial portion of its current and prior years’ losses related to its workers’ compensation, general liability, automotive, medical and dental programs. In estimating the Company’s self-insurance reserves, we utilize independent actuarial estimates of expected losses, which are based on statistical analyses of historical data. These assumptions are closely monitored and adjusted when warranted by changing circumstances. Should a greater amount of claims occur compared to what was estimated, or medical costs increase beyond what was expected, reserves might not be sufficient, and additional expense may be recorded.

     Long-lived Assets – Property, equipment and certain other assets, including amortized intangible assets, are reviewed for impairment when indicators of impairment are present. This review includes a market-level analysis and evaluations of restaurant operating performance from operations and marketing management. When indicators of impairment are present, we perform an impairment analysis on a restaurant-by-restaurant basis. If the sum of undiscounted future cash flows is less than the net carrying value of the asset, we recognize an impairment loss by the amount which the carrying value exceeds the fair value of the asset. Our estimates of future cash flows may differ from actual cash flows due to, among other things, economic conditions or changes in operating performance. In the second quarter, we recorded an immaterial impairment charge related to one restaurant we intend to close upon the expiration of its lease at the end of the calendar year. During 2004, we noted no other indicators of impairment of our long-lived assets.

     Goodwill and Other Intangibles – We also evaluate goodwill and intangible assets not subject to amortization annually, or more frequently if indicators of impairment are present. If the estimated fair values of these assets are less than the related carrying amounts, an impairment loss is recognized. The methods we use to estimate fair value include future cash flow assumptions, which may differ from actual cash flows due to, among other things, economic conditions or changes in operating performance. During the fourth quarter of 2003, we reviewed the carrying value of our goodwill and indefinite life intangible assets and determined that no impairment existed as of September 28, 2003.

     Allowances for Doubtful Accounts – Our trade receivables consist primarily of amounts due from franchisees for rents on subleased sites, royalties and distribution sales. We also have notes receivable related to short-term financing provided on the sale of company-operated restaurants to certain qualified franchisees. We continually monitor amounts due from franchisees and maintain an allowance for doubtful accounts for estimated losses resulting from the potential inability of our franchisees to make required payments. This estimate is based on our assessment of the collectibility of specific franchisee accounts, as well as a general allowance based on historical trends, the financial condition of our franchisees, consideration of the general economy and the aging of such receivables. The Company has good relationships with its franchisees and achieves high collection rates; however, if the future financial condition of our franchisees were to deteriorate, resulting in their inability to make specific required payments, additions to the allowance for doubtful accounts may be required.

     Legal Accruals – The Company is subject to claims and lawsuits in the ordinary course of its business. A determination of the amount accrued, if any, for these contingencies is made after analysis of each matter. We continually evaluate such accruals and may increase or decrease accrued amounts as we deem appropriate.

Future Application of Accounting Principles

     On May 19, 2004, the FASB issued FSP 106-2, Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003, which supersedes FSP 106-1. FSP 106-2 discusses certain accounting and disclosure requirements related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003, which introduces a federal subsidy to sponsors of retiree health care benefit plan that provide a benefit that is at least the actuarial equivalent of the Medicare benefit. We will adopt the provisions of FSP 106-2 in the fourth quarter of fiscal year 2004 as required. Any such subsidy we may be eligible to receive would be recorded as a reduction in our accumulated benefit obligation and a decrease in future net periodic postretirement benefit cost. We have not yet determined whether the prescription drug benefits provided under our postretirement plan meet the requirements to receive the federal subsidy; however, we do not believe any such benefits we may be eligible for will have a material impact on our results of operations or financial position.

Cautionary Statements Regarding Forward-Looking Statements

     This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of the federal securities law. These forward-looking statements are principally contained in the sections captioned, Notes to Unaudited Consolidated Financial Statements and Management’s Discussion and Analysis of Financial Condition and Results of Operations. Statements regarding our expectations about the impact of our refinancing and our borrowing costs, the funding status of our pension plans and assumed rate of return on plan assets, the impact of recently enacted Medicare legislation, our effective tax rate, expectations regarding any liability that may result from claims and actions filed against us, our contingent obligations and future charges related to the Chi-Chi’s bankruptcy, estimated and future costs, expenses, same-store sales and other revenues, our brand reinvention strategy and testing plans, our growth strategy, our anticipated capital expenditures relating to new restaurants, brand reinvention and refurbishment of existing facilities, our future financial performance, sources of liquidity, including the sale and leaseback of restaurant properties and conversion of company-operated restaurants to franchised restaurants, uses of cash and sufficiency of our cash flows are forward-looking statements. Forward-looking statements are generally identifiable by the use of the words “anticipate,” “assume,” “believe,” “estimate,” “seek,” “expect,” “intend,” “plan,” “project,” “may,” “will,” “would,” and similar expressions. Forward-looking statements are based on management’s current plans and assumptions and are subject to known and unknown risks and uncertainties, which may cause actual results to differ materially from expectations. The following is a discussion of some of those factors.

     There is intense competition in the quick service restaurant industry with respect to market share, restaurant locations, labor, menu and product development. The quick-service restaurant segment itself faces competitive pressures from the emerging “fast-casual” chains. The Company competes primarily on the basis of quality, variety and innovation of menu items, service, brand, convenience and price against several larger national and international chains with potentially significantly greater financial resources. The Company’s results depend upon the effectiveness of its strategies, including its brand reinvention strategy, as compared to its competitors, and can be adversely affected by aggressive competition from numerous and varied competitors in all areas of business, including new product introductions, advertising and promotions, and discounting. In addition, restaurant sales can be affected by factors, including but not limited to, demographic changes, consumer preferences, tastes and spending patterns, widespread negative publicity, perceptions about the health and safety of food products and severe weather conditions. With approximately 70% of its restaurants in California and Texas, Jack in the Box restaurant sales can be significantly affected by demographic changes, adverse weather, economic and political conditions and other significant events in those states. The quick service restaurant industry is mature, with significant chain penetration. There can be no assurances that the Company’s growth objectives in the regional domestic markets in which it operates restaurants and convenience stores will be met or that the new facilities will be profitable. The development and profitability of restaurants can be adversely affected by many factors including the ability of the Company and its franchisees to select and secure suitable sites on satisfactory terms, the availability of financing and general business and general economic conditions. The realization of gains from our program of selective sales of company-operated restaurants to existing and new franchisees depends upon various factors, including failure of the market for our franchisees to develop as expected, sales trends at franchised restaurants and the financing market and economic conditions. The Company has provided a portion of the purchase financing for certain franchisees that have acquired franchises for existing restaurants from the Company. There can be no assurance that all such borrowers will make timely payments or ultimately perform on the terms contemplated. The ongoing success of our selective sale and leaseback of restaurant properties is subject to changes in the economy, credit market, real estate market and the ability of the company to obtain acceptable prices and terms. The success of our brand reinvention initiatives at franchised sites will depend upon franchiees’ willingness to participate in our strategy and the availability of financing resources at satisfactory rates and terms. Our results of operations can also be adversely affected by changes in commodity prices or supply, higher costs associated with new technologies, increasing occupancy and insurance costs, including workers compensation insurance, interest rates, inflation, recession, the effects of war and terrorist activities and other factors over which the Company has no control, including the possibility of increased pension expense and contributions resulting from declines in discount rates and stock market returns. Because a large majority of its restaurants are company-operated, the Company’s earnings are more sensitive to increasing costs than majority franchised chains. In January 2003, the Company completed its acquisition of Qdoba Restaurant Corporation, a fast-casual restaurant chain. The Company may not successfully integrate or fully realize the potential benefits or synergies of this or other acquisition transactions. Other factors that can cause actual results to differ materially from expectations include the unpredictable nature of litigation, including strategies and settlement costs; changes in accounting standards, policies and practices; new legislation and governmental regulation; potential variances between estimated and actual liabilities; and the possibility of unforeseen events affecting the industry in general.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS

     Our primary exposure relating to financial instruments is to changes in interest rates. Our credit facility, which is comprised of a revolving credit facility and a term loan, bears interest at an annual rate equal to the prime rate or the LIBOR plus an applicable margin based on a financial leverage ratio. The majority of the credit facility borrowings are LIBOR based. As of July 4, 2004, our applicable margins for the LIBOR based revolving loans and term loan were set at 2.25%. A hypothetical one percent increase in short-term interest rates, based on the outstanding balance of our revolving credit facility and term loan at July 4, 2004, would result in an estimated increase of $2.7 million in annual interest expense.

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

     We are also exposed to the impact of commodity and utility price fluctuations related to unpredictable factors such as weather and various other market conditions outside our control. Our ability to recover increased costs through higher prices is limited by the competitive environment in which we operate. From time-to-time we enter into futures and option contracts to manage these fluctuations. We had no significant open commodity futures and option contracts at July 4, 2004.

     At July 4, 2004, we had no other material financial instruments subject to significant market exposure.

ITEM 4. CONTROLS AND PROCEDURES

     (a) Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we evaluated the effectiveness of our disclosure controls and procedures, as such term is defined under Rules 13a-15(e) and 15d –15(e) promulgated under the Securities Exchange Act of 1934, as amended. Based on this evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective as of the end of the period covered by this quarterly report.

     (b) There have been no significant changes in our internal control over financial reporting during the quarter ended July 4, 2004 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II.OTHER INFORMATION

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

ITEM 6.EXHIBITS AND REPORTS ON FORM 8-K

ITEM 6 (a). Exhibits

Number	Description
3.1	Restated Certificate of Incorporation, as amended(7)

3.2	Amended and Restated Bylaws (15)

4.1	Indenture for the 8 3/8% Senior Subordinated Notes due 2008(6) (Instruments with respect to the registrant’s long-term debt not in excess of 10% of the total assets of the registrant and its subsidiaries on a consolidated basis have been omitted. The registrant agrees to furnish supplementally a copy of any such instrument to the Commission upon request.)

4.2	Shareholder Rights Agreement(3)

10.1	Amended and Restated Credit Agreement dated as of January 8, 2004 by and among Jack in the Box Inc. and the lenders named therein (15)

10.1.1	First Amendment dated as of June 18, 2004 to the Amended and Restated Credit Agreement

10.2	Purchase Agreements dated as of January 22, 1987 between Foodmaker, Inc. and FFCA/IIP 1985 Property Company and FFCA/IIP 1986 Property Company(1)

10.3	Land Purchase Agreements dated as of February 18, 1987 by and between Foodmaker, Inc. and FFCA/IPI 1984 Property Company and FFCA/IPI 1985 Property Company and Letter Agreement relating thereto(1)

10.4.1*	Amended and Restated 1992 Employee Stock Incentive Plan(4)

10.4.2*	Jack in the Box Inc. 2002 Stock Incentive Plan(10)

10.5*	Capital Accumulation Plan for Executives(9)

10.5.1*	First Amendment dated as of August 2, 2002 to the Capital Accumulation Plan for Executives(11)

10.6*	Supplemental Executive Retirement Plan(9)

10.6.1*	First Amendment dated as of August 2, 2002 to the Supplemental Executive Retirement Plan(11)

10.7*	Performance Bonus Plan(8)

10.8*	Deferred Compensation Plan for Non-Management Directors(2)

10.9*	Amended and Restated Non-Employee Director Stock Option Plan(7)

10.10*	Form of Compensation and Benefits Assurance Agreement for Executives(5)

10.11*	Form of Indemnification Agreement between Jack in the Box Inc. and certain officers and directors(11)

10.12	Consent Agreement(11)

10.13*	Executive Deferred Compensation Plan(12)

10.14*	Form of Restricted Stock Award for certain executives(12)

10.14(a)	Schedule of Restricted Stock Awards(14)

10.15*	Executive Agreement between Jack in the Box Inc. and Gary J. Beisler, President and Chief Executive Officer of Qdoba Restaurant Corporation(13)

10.16*	Amended and Restated 2004 Stock Incentive Plan

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Management contract or compensatory plan.

(1)	Previously filed and incorporated herein by reference from registrant’s Registration Statement on Form S-1 (No. 33-10763) filed February 24, 1987.

(2)	Previously filed and incorporated herein by reference from registrant’s Definitive Proxy Statement dated January 17, 1995 for the Annual Meeting of Stockholders on February 17, 1995.

(3)	Previously filed and incorporated by reference from registrant’s current report on Form 8-K dated July 26, 1996.

(4)	Previously filed and incorporated herein by reference from registrant’s Registration Statement on Form S-8 (No. 333-26781) filed May 9, 1997.

(5)	Previously filed and incorporated herein by reference from registrant’s Annual Report on Form 10-K for the fiscal year ended September 28, 1997.

(6)	Previously filed and incorporated herein by reference from registrant’s Quarterly Report on Form 10-Q for the quarter ended April 12, 1998.

(7)	Previously filed and incorporated herein by reference from registrant’s Annual Report on Form 10-K for the fiscal year ended October 3, 1999.

(8)	Previously filed and incorporated herein by reference from registrant’s Definitive Proxy Statement dated January 19, 2001 for the Annual Meeting of Stockholders on February 23, 2001.

(9)	Previously filed and incorporated herein by reference from registrant’s Annual Report on Form 10-K for the fiscal year ended September 30, 2001.

(10)	Previously filed and incorporated herein by reference from the registrant’s Definitive Proxy Statement dated January 18, 2002 for the Annual Meeting of Stockholders’ on February 22, 2002.

(11)	Previously filed and incorporated herein by reference from registrant’s Annual Report on Form 10-K for the fiscal year ended September 29, 2002.

(12)	Previously filed and incorporated herein by reference from registrant’s Quarterly Report on Form 10-Q for the quarter ended July 6, 2003.

(13)	Previously filed and incorporated herein by reference from registrant’s Quarterly Report on Form 10-Q for the quarter ended July 6, 2003.

(14)	Previously filed and incorporated herein by reference from the registrant Quarterly Report on Form 10-Q for the quarter ended July 6, 2003.

(15)	Previously filed and incorporated herein by reference from the registrant’s Quarterly Report on Form 10-Q for the quarter ended January 18, 2004.

ITEM 6(b). Form 8-K.

     We filed the following reports on Form 8-K with the Securities and Exchange Commission during the third quarter ended July 4, 2004: On May 12, 2004, we filed a report on Form 8-K containing an earnings release that reported results of operations for the second quarter ended April 11, 2004.

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

Date: August 12, 2004