Form 10-K
period 2004-10-03
JACK IN THE BOX INC /NEW/
filed 2004-12-17
CIK 807882

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED OCTOBER 3, 2004

COMMISSION FILE NUMBER 1-9390

JACK IN THE BOX INC.

(Exact name of registrant as specified in its charter)

Delaware	95-2698708

(State of Incorporation)	(I.R.S. Employer Identification No.)

9330 Balboa Avenue, San Diego, CA	92123

(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code (858) 571-2121

Securities registered pursuant to Section 12(b) of the Act:

Title of each class Common Stock, $.01 par value	Name of each exchange on which registered New York Stock Exchange, Inc.

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

Yes ☒ No ☐

     The aggregate market value of the common stock held by non-affiliates of the registrant, computed by reference to the closing price reported in the New York Stock Exchange – Composite Transactions as of April 11, 2004, was approximately $1,006 million.

     Number of shares of common stock, $.01 par value, outstanding as of the close of business December 14, 2004 – 36,344,598.

DOCUMENTS INCORPORATED BY REFERENCE

     Portions of the Proxy Statement to be filed with the Securities and Exchange Commission in connection with the 2005 Annual Meeting of Stockholders are incorporated by reference into Part III hereof.

JACK IN THE BOX INC.

PART I

ITEM 1. BUSINESS

The Company

     Overview. Jack in the Box Inc. (the “Company”) owns, operates and franchises Jack in the Box® quick-service hamburger restaurants and Qdoba Mexican Grill® (“Qdoba”) fast-casual restaurants. In fiscal 2004, we generated total revenues of $2.3 billion. As of the end of our fiscal year on October 3, 2004, the Jack in the Box system included 2,006 restaurants, of which 1,558 were company-operated and 448 were franchise-operated. Jack in the Box restaurants are located primarily in the western and southern United States. Based on the number of units, Jack in the Box is the second or third largest quick-service hamburger chain in most of its major markets. As of October 3, 2004, the Qdoba Mexican Grill system included 177 fast-casual restaurants in 31 states, of which 47 were company-operated and 130 were franchise-operated.

     Background. The first Jack in the Box restaurant, which offered only drive-thru service, opened in 1951. By 1968, the Jack in the Box chain had expanded its operations to approximately 300 restaurants. After the Company was purchased in 1968 by Ralston Purina Company, a major expansion program was initiated in an effort to penetrate the eastern and midwestern markets, and by 1979 business had grown to over 1,000 units. In 1979, the Company decided to divest 232 restaurants in the east and midwest to concentrate its efforts and resources in the western and southwestern markets, which were believed to offer the greatest growth and profit potential at that time. In 1985, a group of private investors acquired the Company and, in 1987, a public offering of common stock was completed. In 1988, the outstanding publicly-held shares were acquired by private investors through a tender offer. In 1992, a recapitalization was completed that included a public offering of common stock and indebtedness. Since that time, we have continued to grow, primarily through the addition of new company-operated restaurants, and we entered new markets in the Southeast beginning in 1999. In addition, to supplement our core growth and balance the risk associated with growing solely in the highly competitive quick-service hamburger (“QSR”) segment of the restaurant industry, on January 21, 2003, we acquired Qdoba Restaurant Corporation, operator and franchisor of Qdoba Mexican Grill, expanding our growth opportunities into the fast-casual restaurant segment.

     Strategic Plan. Our business plan is to transition from a regional quick-service restaurant chain to a national restaurant company by sustaining and managing a portfolio of brands to grow shareholder value. The two cornerstones of our strategic plan are re-invention of the Jack in the Box brand and multifaceted growth. Re-invention of the Jack in the Box brand encompasses upgrades to our menu, guest service and restaurant facilities. Our multifaceted growth strategy includes growing our restaurant base, increasing our franchising activities, continuing to grow Qdoba, expanding our proprietary Quick Stuff® convenience store concept and testing our new fast-casual restaurant concept, JBX Grill®. We intend to remain flexible in our strategies to grow the business in our pursuit of long-term increases in shareholder value.

     Operating Strategy – Brand Re-invention. We believe that brand re-invention will clearly differentiate us from our competition and make Jack in the Box a preferred brand by offering customers a better restaurant experience than typically found in the QSR segment today. Brand re-invention will include changes to the following aspects of the restaurant experience:

•	Better Food. We believe that product innovation and our focus on higher-quality products will further differentiate our menu from our competitors, strengthen our brand and increase our appeal to a broader consumer audience. In support of these initiatives, in fiscal 2004, we successfully introduced our Pannido™ deli-style sandwiches, Sourdough Melts, Natural Cut Fries and new flavors of ice cream shakes, following the introduction of Jack’s Ultimate Salads™ in 2003. We also opened our new Innovation Center in March 2004. The Innovation Center unites research and development with product marketing and other key support functions. Additional premium-quality products are in various stages of test and development as we continue to leverage product quality and innovation as a means to differentiate our menu from other quick-service chains. In addition to adding new products to our product line, we continued our strategy to optimize menu productivity and reduce reliance on discounting, which is expected to continue improving sales, margins, kitchen efficiency, and guest service.

•	Improved Service. A second major aspect of brand re-invention involves enhancements to the quality of our service. Enhancements in fiscal 2004 include the implementation of computer-based training (“CBT”) in our restaurants and completion of the rollout of our new point-of-sale (“POS”) system which permits credit and debit purchases, resulting in higher check averages. Our new POS system cuts down on transaction processing times, while providing our customers with more convenient payment alternatives. Fiscal year 2005 initiatives underway include a more comprehensive program for evaluating customer service directly from the guest’s perspective and a new benefit plan for crew members which is expected to contribute a higher and more consistent level of guest service while improving retention and reducing training costs. Also, we recently introduced “Jack Cash”, re-loadable stored-value cards, in virtually all company and franchised restaurants.

•	Re-Imaged Restaurants. The third important element of brand re-invention is the renovation of the restaurant facility. We have developed unique and proprietary, interior and exterior, design schemes that will more fully incorporate our fictional founder “Jack”, into the restaurant experience. We believe it is important to create a “destination dining” experience for guests and remain consistent with our goals of upgrading the quality of our food and guest service. We will begin testing the new interior and exterior designs for the restaurants, re-imaging approximately 50 restaurants in fiscal 2005 and, if the test is successful, approximately 200 restaurants each year thereafter at a cost of approximately $100,000 per restaurant.

     With approximately 78% of our restaurants company-owned, we believe that we are in an excellent position to execute our brand re-invention strategy while maintaining quality and consistency in our restaurant operations.

     Growth Strategy. Our growth strategy is multifaceted and includes the following components: (i) developing new company-operated restaurants; (ii) expanding our unique convenience store concept, Quick Stuff, a full-service convenience store on a site shared with a full-sized Jack in the Box restaurant and a branded fuel station; (iii) expanding our franchising activities; (iv) growing Qdoba, our fast-casual subsidiary, and (v) testing our new fast-casual concept, JBX Grill. During the next two years, in an effort to focus heavily on re-inventing our core business and to conserve capital, we will slow our growth of new company-operated restaurants and plan not to actively pursue additional restaurant concepts for acquisition.

•	Company Restaurant Growth. We opened 56 new company-operated restaurants in fiscal 2004, including 11 restaurants shared with a Quick Stuff store and fuel station. We believe our convenience store concept provides a strong unit economic model and allows for increased penetration of existing markets by providing additional site development flexibility in unique locations where there is less competition. Fiscal year 2004 restaurant growth was in existing markets, as we continue to see opportunities to increase our market penetration, and intend to leverage media, supervision, and food delivery costs.

•	Franchise Restaurant Growth. To improve margins and returns on capital over time, our business model includes increasing the use of franchising as we grow the Company. We will continue expanding franchising activities, including the selective sale of certain Jack in the Box company-operated restaurants to franchisees. In fiscal 2004, we sold 49 Jack in the Box restaurants to franchisees and franchisees developed 5 new restaurants. Through continued conversions and new development agreements, we intend to increase the percentage of franchised restaurants in the system over the next four-to-five years to approximately 35% from approximately 22% at October 3, 2004, and accelerate cash flows for deployment back into the business to increase shareholder value.

•	Expansion of Qdoba. We will continue to actively grow our fast-casual subsidiary. With a substantial number of new stores in its development pipeline and, in 2004, high single digit increases in sales at restaurants open more than one fiscal year (“same-store sales”), Qdoba is well on its way to becoming a national brand and a leader in the fastest-growing segment of the restaurant industry.

•	JBX Grill. JBX Grill is a new fast casual concept designed to appeal to a broad customer base that seeks a better dining experience than typically found in QSR restaurants. JBX Grill is still in the early stages of test at two locations in San Diego. In fiscal 2005, we will expand this concept by converting approximately seven Jack in the Box restaurants in Boise, Idaho and Bakersfield, California, and opening two new restaurants shortly thereafter. Furthermore, by the end of fiscal year 2005, the test, if successful, will expand to the Dallas market. Based on our learnings thus far, we believe that approximately 10-15 percent of the Jack in the Box chain may be converted to this new fast-casual concept over a five-year period.

Restaurant Concepts

     Jack in the Box. Jack in the Box restaurants offer a broad selection of distinctive, innovative products targeted primarily at the adult fast-food consumer. The Jack in the Box menu features a variety of hamburgers, salads, specialty sandwiches, tacos, drinks and side items. Hamburger products include our signature Jumbo Jack®, Sourdough Jack® and Ultimate Cheeseburger. Jack in the Box restaurants also offer premium entrée salads, Jack’s Ultimate Salads, and sandwiches, such as our Pannido™ deli-style sandwiches, to appeal to a broader customer base, including more women and consumers older than our traditional target of men 18-34 years old. Furthermore, Jack in the Box restaurants offer value-priced products, known as “Jack’s Value Menu,” to compete against price-oriented competitors and because value is important to certain fast-food customers. In addition to offering high quality products, Jack in the Box restaurants offer customers the ability to customize their meals. A customer may elect to forgo the bun and sauce in favor of a low-carb burger, or substitute ingredients to create a mix of flavors suited to their personal tastes. We believe that our distinctive menu has been instrumental in developing brand loyalty and is appealing to customers with a broad range of food preferences. Furthermore, we believe that, as a result of our diverse menu, our restaurants are less dependent than other quick-service chains on the commercial success of one or a few products.

     The Jack in the Box restaurant chain was the first major hamburger chain to develop and expand the concept of drive-thru restaurants. In addition to drive-thru windows, most of our restaurants have seating capacities ranging from 20 to 100 persons and are open 18-24 hours a day. Drive-thru sales currently account for approximately 65% of sales at company-operated restaurants.

     The following table summarizes the changes in the number of company-operated and franchised Jack in the Box restaurants since the beginning of fiscal 2000:

	Fiscal Year
	2000	2001	2002	2003	2004
Company-operated restaurants:
Opened	120	126	100	90	56
Sold to franchisees	(13)	(13)	(22)	(36)	(49)
Closed	(4)	(2)	(3)	(8)	(2)
Acquired from franchisees	17	9	1	–	–
End of period total	1,311	1,431	1,507	1,553	1,558
Franchised restaurants:
Opened	1	4	3	3	5
Acquired from Company	13	13	22	36	49
Sold to Company	(17)	(9)	(1)	–	–
End of period total	323	331	355	394	448
System end of period total	1,634	1,762	1,862	1,947	2,006

     Qdoba. Qdoba restaurants offer a broad selection of fresh, high quality “Nouveau-Mexican” food with unique bold tastes. The Qdoba menu fuses traditional Mexican flavors with popular flavors from other cuisines and features a variety of signature burritos, the “Naked Burrito” (a burrito served in a bowl without the tortilla), non-traditional taco salads, 3-cheese nachos and five signature salsas. Qdoba’s broad menu allows it to satisfy multiple meal occasions, both dine-in and take-out, for a wide variety of customers. Qdoba restaurants also offer a Q-to-Go® Hot Taco Bar catering alternative, tailored to feeding 20-100, or more. The Q-to-Go Hot Taco Bar comes with everything from serving utensils to grilled steak and chicken, tortillas, three unique salsas, toppings and dessert. The seating capacity at Qdoba restaurants ranges from 60 to 80 persons including outdoor patio seating availability.

Restaurant Expansion and Site Selection and Design

     Restaurant Expansion. The Company’s long-term growth strategy includes continued restaurant expansion. We opened 56 new Jack in the Box company-operated restaurants in fiscal 2004. A slower rate of restaurant growth is forecasted over the course of a few years in an effort to conserve capital and focus on brand re-invention. In fiscal 2005, we plan to open 45-50 new Jack in the Box and JBX Grill restaurants, including franchised units. Fiscal year 2005 restaurant growth will be in existing markets, as we continue to see opportunities to increase our market penetration, and intend to leverage media, supervision, and food delivery costs.

     Of the new Jack in the Box restaurants forecasted in 2005, we plan to combine 10-12 with our branded convenience store concept, Quick Stuff. By operating a full-service Quick Stuff store and a major branded fuel station with a full size Jack in the Box restaurant on one site, we are able to generate multiple revenue streams and grow our Jack in the Box brand using locations that would otherwise be too costly for a typical stand-alone QSR restaurant. In addition to providing site development flexibility, our branded convenience store concept also provides us with a solid unit economic model, while retaining operating characteristics similar to our core business. As of October 3, 2004, we owned and operated 29 Quick Stuff stores, and over the next five years, we expect to accelerate growth of this unique co-branded convenience store concept, in both existing and contiguous markets.

     In fiscal year 2004, we continued to open new Qdoba company-operated restaurants. While we anticipate opening new company-operated restaurants in existing markets over the next few years, Qdoba’s growth is expected to come primarily from increasing the number of franchise-developed locations. In fiscal 2005, we plan to open approximately 75 new Qdoba restaurants, including franchised units. We remain committed to growing our fast-casual subsidiary and believe that Qdoba has significant expansion potential.

     Site Selection and Design. Site selections for all new restaurants are made after an economic analysis and a review of demographic data and other information relating to population density, traffic, competition, restaurant visibility and access, available parking, surrounding businesses and opportunities for market penetration. Restaurants developed by franchisees are built to our specifications on sites which have been approved by us.

     We have developed multiple restaurant prototypes to help reduce costs and improve our flexibility in locating restaurants. Management believes that the flexibility provided by the alternative configurations enables us to match the restaurant configuration with specific economic, demographic and geographic characteristics of a particular site. Typical development costs for new Jack in the Box and Qdoba restaurants ranged from approximately $1.3 million to $1.8 million and $0.4 million to $0.5 million, respectively, during fiscal year 2004. We use lease financing and other means to lower our cash investment in a typical Jack in the Box restaurant to approximately $0.3 million to $0.4 million.

Franchising Program

     Jack in the Box. Our long-term growth strategy also includes the selective expansion of our franchising operations. As of October 3, 2004, franchisees operated 448 Jack in the Box restaurants. We will continue to expand our franchising activities, including the sale of Jack in the Box company-operated restaurants to franchisees and new franchised restaurants through the sale of development agreements. We will also explore opportunities to franchise our JBX Grill concept. Within four-to-five years, we expect to increase the percentage of franchised Jack in the Box and JBX Grill units to approximately 35% of our system-wide total from about 22% as of October 3, 2004. We offer development agreements for construction of one or more new restaurants over a defined period of time and in a defined geographic area. Developers are required to pay a development fee, a portion of which may be credited against franchise fees due for restaurants to be opened in the future. Developers may forfeit such fees and lose their rights to future development if they do not maintain the required schedule of openings.

     The current Jack in the Box franchise agreement provides for an initial franchise fee of $50,000 per restaurant, royalties of 5% of gross sales, marketing fees of 5% of gross sales and, in most instances, a 20-year term. Some existing agreements provide for royalties and marketing fees at rates as low as 4%. In connection with the sale of a company-operated restaurant, the restaurant equipment and the right to do business at that location are sold to the franchisee. The aggregate price is equal to the negotiated fair market value of the restaurant as a going concern, which depends on various factors, including the history of the restaurant, its location and its cash flow potential. In addition, the land and building are leased or subleased to the franchisee at a negotiated rent, generally equal to the greater of a minimum base rent or a percentage of gross sales. The franchisee is usually required to pay property taxes, insurance and maintenance costs.

     We view our non-franchised Jack in the Box units as a potential resource which, on a selected basis, can be sold to a franchisee, generating additional current cash flow and revenues while still maintaining future cash flows and earnings through franchise rents and royalties. While the ratio of franchised to company-operated restaurants is expected to increase over the next several years as we increase our franchising activities, we still expect to maintain a low ratio relative to our major competitors for some time to come.

     Qdoba Mexican Grill. We plan to continue to grow the Qdoba brand, primarily through increased franchising activities. We offer area development agreements for the construction of five to 20 new restaurants over a defined period of time and in a defined geographic area for a development fee, a portion of which may be credited against franchise fees due for restaurants to be opened in the future. If the developer does not maintain the required schedule of openings, they may forfeit such fee and lose their rights to future development. The current franchise agreement provides for an initial franchise fee of $25,000 per restaurant, royalties of 5% of gross sales, marketing fees of up to 2% of gross sales and, in most instances, a 10-year term.

Restaurant Operations

     Restaurant Management. Each restaurant is operated by a company-employed manager or a franchisee who are directly responsible for the operation of the restaurants, including product quality, service, food handling safety, cleanliness, inventory, cash control and the conduct and appearance of employees. Our restaurant managers attend extensive management training classes involving a combination of classroom instruction and on-the-job training in specially designated training restaurants. Restaurant managers and supervisory personnel train other restaurant employees in accordance with detailed procedures and guidelines using training aids available at each location. To enhance the effectiveness of our training, in 2004 we introduced a new, interactive system of computer-based training, which replaced each restaurant’s use of videotapes with a touch-screen computer terminal. The CBT technology incorporates audio, video and text, all of which are updated on the computer via satellite technology. CBT is also designed to reduce the administrative demands on restaurant managers.

     Area managers supervise restaurant managers and regional vice presidents or regional directors supervise area managers. Under our performance system, regional vice presidents, regional directors, area managers and restaurant managers are eligible for periodic bonuses based on achievement of location profit, profit improvement and/or certain other operational performance standards.

     Customer Satisfaction. We devote significant resources toward ensuring that all restaurants offer quality food and good service. Emphasis is placed on ensuring that ingredients are delivered timely to the restaurants. Restaurant food production systems are continuously developed and improved, and we train our employees to be dedicated to delivering consistently good service. Through our network of distribution, quality assurance, facilities services and restaurant management personnel, including regional vice presidents, regional directors, area managers and restaurant managers, we standardize specifications for food preparation and service, employee conduct and appearance, and the maintenance and repair of our premises. Operating specifications and procedures are documented in a series of manuals and CBT presentations. During fiscal year 2004, most Jack in the Box restaurants received approximately four quality, food safety and cleanliness inspections and 26 “Mystery Guest” audits. We have recently replaced our Mystery Guest audits with a program that asks randomly selected customers to rate their restaurant experience in an automated survey via telephone or Internet. This new guest feedback system called “Voice of the Customer” is expected to provide restaurant managers with more relevant guest feedback regarding the Jack in the Box experience. Voice of the Customer will increase feedback frequency providing each restaurant several customer surveys each week, and is expected to save the Company approximately $1 million annually in the replacement of its Mystery Guest program.

Quality Assurance

     Our “farm-to-fork” food safety and quality assurance program is designed to maintain high standards for the food products and food preparation procedures used by company-operated and franchised restaurants. We maintain product specifications and approve product sources. We have a comprehensive, restaurant-based Hazard Analysis & Critical Control Points (“HACCP”) system for managing food safety and quality. HACCP combines employee training, testing by suppliers, and detailed attention to product quality at every stage of the food preparation cycle. Our HACCP program has been recognized as a leader in the industry by the USDA, FDA and the Center for Science in the Public Interest. For example, in 2004, we won the Black Pearl Award, presented annually by the International Association of Food Protection to the company that most successfully advances food safety and quality in the world.

     In addition to our HACCP system, Jack in the Box uses ServSafe®, a nationally recognized food-safety training and certification program administered in partnership with the National Restaurant Association. All restaurant managers and grill employees receive special grill certification training and are certified annually.

Purchasing and Distribution

     We provide purchasing, warehouse and distribution services for all Jack in the Box company-operated and nearly 65% of our franchise-operated restaurants. The remaining Jack in the Box franchisees participate in a purchasing cooperative they formed in 1996 and contract with another supplier for distribution services. As of October 3, 2004, we also provided these services to approximately 40% of Qdoba’s company and franchise-operated restaurants. The remaining Qdoba restaurants purchase product from approved suppliers and distributors. Some products, primarily dairy and bakery items, are delivered directly by approved suppliers to both company-operated and franchised restaurants.

     Regardless of whether we provide distribution services to a restaurant or not, we require that all suppliers meet our strict HACCP program standards previously discussed. The primary commodities purchased by the restaurants are beef, poultry, pork, cheese and produce. We monitor the primary commodities we purchase in order to minimize the impact of fluctuations in price and availability, and make advance purchases of commodities when considered to be advantageous. However, certain commodities still remain subject to price fluctuations. All essential food and beverage products are available, or can be made available, upon short notice from alternative qualified suppliers.

Information Systems

     We have centralized financial and accounting systems for company-operated restaurants, which we believe are important in analyzing and improving profit margins and accumulating marketing information for analysis. Our restaurant satellite-enabled software allows for daily, weekly or monthly polling of sales, inventory and labor data from the restaurants. Jack in the Box restaurants use a standardized touch screen POS system which allows us to accept debit and credit cards and, beginning in November 2004, Jack Cash re-loadable gift cards. We have also developed several systems to assist restaurant managers in overseeing the daily operations of their restaurants. We use an interactive computer-based training system in our Jack in the Box restaurants as the standard training tool for new hire training and periodic workstation re-certifications, and have a labor scheduling system to assist in managing labor hours based on forecasted sales volumes. We also have a highly reliable inventory management system, which provides consistent deliveries to our restaurants with excellent control over food safety, and, to support order accuracy and speed of service, our drive-thru restaurants use order confirmation screens. Qdoba restaurants use POS software with touch screens, accept debit and credit cards at all company-owned locations and use back-of-the-restaurant software to control purchasing, inventory, food and labor costs. These software products have been customized to meet Qdoba’s operating standards.

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

Employees

     At October 3, 2004, we had approximately 45,000 employees, of whom approximately 43,000 were restaurant employees, 700 were corporate personnel, 400 were distribution employees and 900 were field management and administrative personnel. Employees are paid on an hourly basis, except most restaurant managers, operations and corporate management, and certain administrative personnel. A majority of our restaurant employees are employed on a part-time, hourly basis to provide services necessary during peak periods of restaurant operations.

     We have not experienced any significant work stoppages and believe our labor relations are good. In fact, during the last three years we have realized steady improvements in our hourly restaurant employee retention rate, and crew turnover is currently at its lowest level in recent history. We support our employees, including part-time workers, by offering competitive wages, competitive benefits, including a pension plan and medical insurance for all of our employees meeting certain requirements, and discounts on dining. Furthermore, in September 2004, Jack in the Box began offering all hourly employees access to health coverage, including vision and dental benefits. As an additional incentive to crew members with more than a year of service, the Company will pay a portion of their premiums. We expect this program will further reduce turnover, as well as training costs and workers’ compensation claims. We also attempt to motivate and retain our employees by providing them with opportunities for increased responsibilities and advancement, as well as performance-based cash incentives tied to sales, profitability and certain qualitative measures.

Executive Officers

     The following table sets forth the name, age (as of December 31, 2004) and position of each person who is an executive officer of Jack in the Box Inc.:

Name	Age	Positions
Robert J. Nugent	63	Chairman of the Board and Chief Executive Officer
Linda A. Lang	46	President, Chief Operating Officer and Director
John F. Hoffner	57	Executive Vice President and Chief Financial Officer
Lawrence E. Schauf	59	Executive Vice President and Secretary
Paul L. Schultz	50	Executive Vice President, Operations and Franchising
Carlo E. Cetti	60	Senior Vice President, Human Resources and Strategic Planning
David M. Theno, Ph.D.	54	Senior Vice President, Quality and Logistics
Pamela S. Boyd	49	Vice President, Financial Planning and Analysis
Stephanie E. Cline	59	Vice President, Chief Information Officer
Terri F. Graham	39	Vice President, Chief Marketing Officer
Jerry P. Rebel	47	Vice President, Controller
Harold L. Sachs	59	Vice President, Treasurer
Gary J. Beisler	48	Chief Executive Officer and President, Qdoba Restaurant
		Corporation

     Mr. Nugent has been Chairman of the Board since February 2001 and Chief Executive Officer since April 1996. Mr. Nugent assumed the title of President effective January 2003 until November 2003 upon Ms. Lang’s promotion to President. He was President from April 1996 to February 2001 and Executive Vice President from February 1985 to April 1996. He has been a director since February 1988. Mr. Nugent has 25 years of experience with the Company in various executive and operations positions.

     Ms. Lang has been President and Chief Operating Officer since November 2003. She was Executive Vice President from July 2002 to November 2003, Senior Vice President, Marketing from May 2001 to July 2002, Vice President and Regional Vice President, Southern California Region from April 2000 to May 2001, Vice President, Marketing from March 1999 to April 2000 and Vice President, Products, Promotions and Consumer Research from February 1996 until March 1999. Ms. Lang has 17 years of experience with the Company in various marketing, finance and operations positions.

     Mr. Hoffner has been Executive Vice President and Chief Financial Officer since August 2001. Prior to joining the Company he was Executive Vice President of Administration and Chief Financial Officer of Cost Plus, Inc. from June 1998 to August 2001 and Senior Vice President and Chief Financial Officer of Sweet Factory, Inc. from April 1993 to June 1998. On November 17, 2004, the Company announced the retirement of Mr. Hoffner. Mr. Hoffner will continue to serve as Chief Financial Officer until January 23, 2005, and thereafter will serve as Vice President, Financial Strategy until December 31, 2005. Effective January 24, 2005, Mr. Rebel will assume the position of Senior Vice President and Chief Financial Officer.

     Mr. Schauf has been Executive Vice President and Secretary since August 1996. Prior to joining the Company he was Senior Vice President, General Counsel and Secretary of Wendy’s International, Inc. from February 1991 to August 1996.

     Mr. Schultz was promoted to Executive Vice President, Operations and Franchising effective November 2004. He was Senior Vice President, Operations and Franchising from August 1999 to November 2004, and was Vice President from May 1988 to August 1999. Mr. Schultz has 31 years of experience with the Company in various operations positions.

     Mr. Cetti has been Senior Vice President, Human Resources and Strategic Planning since July 2002. From October 1995 to July 2002, he was Vice President, Human Resources and Strategic Planning. Mr. Cetti has 24 years of experience with the Company in various human resources and training positions.

     Dr. Theno has been Senior Vice President, Quality and Logistics since May 2001. He was Vice President, Technical Services from April 1994 to May 2001. Dr. Theno has 12 years of experience with the Company in various quality assurance and product safety positions.

     Ms. Boyd has been a Vice President of the Company since November 2001. She was Division Vice President, Planning and Analysis from October 1997 to November 2001 and Director, Planning and Analysis from November 1992 to October 1997. Ms. Boyd has 17 years of experience with the Company in various finance positions.

     Ms. Cline has been a Vice President of the Company since August 2000 and Chief Information Officer since May 2000. She was Division Vice President of Systems Development from August 1993 to May 2000. Ms. Cline has 27 years of experience with the Company in various management information systems positions.

     Ms. Graham has been a Vice President of the Company since July 2002. She was Division Vice President, Marketing Services and Regional Marketing from April 2000 to July 2002, and Director of Marketing Services from October 1998 to July 2002. Ms. Graham has 14 years of experience with the Company in various marketing positions.

     Mr. Rebel has been Vice President, Controller since September 2003. Prior to joining the Company he was Vice President, Controller of Fleming Companies Inc. from February 2002 to September 2003. From January 1991 to February 2002, he held various accounting and finance positions with CVS Corporation, including Executive Vice President and Chief Financial Officer of the ProCare division from September 2000 to February 2002, and Vice President Finance from July 1995 to September 2000. As previously discussed, effective January 24, 2005, Mr. Rebel will assume the position of Senior Vice President and Chief Financial Officer.

     Mr. Sachs has been Vice President, Treasurer since November 1999. He was Treasurer from January 1986 to November 1999. Mr. Sachs has 26 years of experience with the Company in various finance positions.

     Mr. Beisler has been Chief Executive Officer of Qdoba Restaurant Corporation since November 2000 and President since January 1999. He was Chief Operating Officer from April 1998 to December 1998.

Trademarks and Service Marks

     The Jack in the Box, Quick Stuff, JBX Grill and Qdoba Mexican Grill names are of material importance to us and each is a registered trademark and service mark in the United States. In addition, we have registered numerous service marks and trade names for use in our businesses, including the Jack in the Box logo, the Qdoba logo and various product names and designs.

Seasonality

     Our restaurant sales and profitability are subject to seasonal fluctuations and are traditionally higher during the spring and summer months because of factors such as increased travel and improved weather conditions, which affect the public’s dining habits.

Competition and Markets

     The restaurant business is highly competitive and is affected by the competitive changes in a geographic area, changes in the public’s eating habits and preferences, local and national economic conditions affecting consumer spending habits, population trends and traffic patterns. Key elements of competition in the industry are the quality and value of the food products offered, price, quality and speed of service, advertising, name identification, restaurant location and attractiveness of facilities.

     Each Jack in the Box and Qdoba restaurant competes directly and indirectly with a large number of national and regional restaurant chains, as well as with locally owned quick-service restaurants and the fast casual segment. In selling franchises, we compete with many other restaurant franchisers, some of whom have substantially greater financial resources and higher total sales volume.

Regulation

     Each restaurant is subject to regulation by federal agencies, as well as licensing and regulation by state and local health, sanitation, safety, fire and other departments. Difficulties or failures in obtaining any required licensing or approval could result in delays or cancellations in the opening of new restaurants.

     We are also subject to federal and state laws regulating the offer and sale of franchises. Such laws impose registration and disclosure requirements on franchisors in the offer and sale of franchises and may also apply substantive standards to the relationship between franchisor and franchisee, including limitations on the ability of franchisers to terminate franchisees and alter franchise arrangements. We believe we are operating in compliance with applicable laws and regulations governing our operations.

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

Company Website

     The Company’s primary website can be found at www.jackinthebox.com. The Company makes available free of charge at this website (under the “Investors - SEC Filings - SEC Filings by Jack in the Box Inc.” caption) all of its reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, including its Annual Report on Form 10-K, its Quarterly Reports on Form 10-Q and its Current Reports on Form 8-K and amendments to those reports. These reports are made available on the website as soon as reasonably practicable after their filing with, or furnishing to, the Securities and Exchange Commission. Furthermore, we also make available on our website, and in print to any shareholder who requests it, the Company’s Corporate Governance Guidelines, the Committee Charters for Audit, Compensation, and Nominating and Governance Committees, as well as the Code of Ethics that applies to all directors, officers and employees of the Company. Amendments to these documents or waivers related to the Code of Ethics will be made available on the Company’s website as soon as reasonably practicable after their execution.

Forward-Looking Statements and Risk Factors

     From time-to-time the Company makes oral and written statements that reflect the Company’s current expectations regarding future results of operations, economic performance, financial condition and achievements of the Company. We try, whenever possible, to identify these forward-looking statements by using words such as “anticipate,” “assume,” “believe,” “estimate,” “expect,” “intend,” “plan,” “project,” “may,” “will,” “would,” and similar expressions. Certain forward-looking statements are included in this Form 10-K, principally in the sections captioned “Business,” “Legal Proceedings,” the “Consolidated Financial Statements” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” including statements regarding our strategic plans and operating strategies. Although we believe that the expectations reflected in our forward-looking statements are based on reasonable assumptions, such expectations may prove to be materially incorrect due to known and unknown risks and uncertainties.

     In some cases, information regarding certain important factors that could cause actual results to differ materially from any forward-looking statement appears together with such statement. In addition, the following factors, as well as other possible factors not listed, could cause actual results to differ materially from those expressed in forward-looking statements; weather conditions that adversely affect the level of customer traffic; changes in accounting policies and practices; assumptions relating to pension costs, including the possibility of increased pension expense and contributions; the practical or psychological effects of terrorist acts or government responses; the on-going conflict in Iraq; war or the risk of war; the costs and other effects of legal claims by employees, franchisees, customers, vendors, stockholders and others, including settlement of those claims; and the effectiveness of management strategies and decisions.

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

     Multi-unit food service businesses such as ours can also be materially and adversely affected by widespread negative publicity of any type, but particularly regarding food quality, illness, obesity, injury or other health concerns with respect to certain foods. To minimize the risk of food-borne illness, we have implemented a HACCP system for managing food safety and quality. Nevertheless, the risk of food-borne illness cannot be completely eliminated. Any outbreak of such illness attributed to our restaurants or within the food service industry or any widespread negative publicity regarding our brands or the restaurant industry in general could have a material adverse effect on our financial condition and results of operations.

     Dependence on frequent deliveries of fresh produce and groceries subjects food service businesses, such as ours, to the risk that shortages or interruptions in supply, caused by adverse weather or other conditions, could adversely affect the availability, quality and cost of ingredients. In addition, unfavorable trends or developments concerning factors such as inflation, increased cost of food, labor, energy, insurance and employee benefits (including increases in hourly wage, and workers’ compensation and other insurance premiums), increases in the number and locations of competing restaurants, regional weather conditions and the availability of experienced management and hourly employees, may also adversely affect the food service industry in general. Because our restaurants are predominantly company-operated, we may have greater exposure to operating cost issues than chains that are primarily franchised. Changes in economic conditions affecting our customers could reduce traffic in some or all of our restaurants or impose practical limits on pricing, either of which could have a material adverse effect on our financial condition and results of operations. Our continued success will depend in part on our ability to anticipate, identify and respond to changing conditions.

     Risks Associated with Development. We intend to grow primarily by developing additional company-owned restaurants and through new restaurants to be developed by franchisees. Development involves substantial risks, including the risk of (i) the availability of financing the Company and to franchisees at acceptable rates and terms, (ii) development costs exceeding budgeted or contracted amounts, (iii) delays in completion of construction, (iv) the inability to identify, or the unavailability of suitable sites, both traditional and nontraditional, on acceptable leasing or purchase terms, (v) developed properties not achieving desired revenue or cash flow levels once opened, (vi) competition for suitable development sites from competitors; (vii) incurring substantial unrecoverable costs in the event a development project is abandoned prior to completion, (viii) the inability to obtain all required governmental permits, including, in appropriate cases, liquor licenses; (ix) changes in governmental rules, regulations, and interpretations (including interpretations of the requirements of the ADA) and (x) general economic and business conditions.

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

     Risks Associated with Growth. Our plans to test and expand our new fast casual concept, to increase our franchising activities, and accelerate development of Qdoba and our convenience store/gas station/restaurant co-brand will require the implementation of enhanced operational and financial systems and will require additional management, operational, and financial resources. For example, we will be required to recruit franchise sales and administrative personnel; and to recruit and train managers and other personnel for each new company-owned restaurant, as well as additional development and accounting personnel. We cannot assure you that we will be able to manage our expanding operations effectively to continue to recognize value from our test concept, from franchising and co-branding. The failure to implement such systems and add such resources on a cost-effective basis could have a material adverse effect on our results of operations and financial condition.

     Reliance on Certain Markets. Because our business is regional, with nearly 65% of our restaurants located in the states of California and Texas, the economic conditions, state and local government regulations and weather conditions affecting those states may have a material impact upon our results.

     Risks Related to Entering New Markets and Developing New Concepts. We cannot assure you that we will be able to successfully expand our new fast casual concept or successfully expand or acquire critical market presence for our brands in new geographical markets, as we may encounter well-established competitors with substantially greater financial resources. We may be unable to find attractive locations, acquire name recognition, successfully market our products and attract new customers. Competitive circumstances and consumer characteristics in new market segments and new geographical markets may differ substantially from those in the market segments and geographical markets in which we have substantial experience. We cannot assure you that we will be able to successfully integrate or profitably operate our new fast casual concept or new company-operated or franchised restaurants in new geographical markets.

     Competition. The restaurant industry is highly competitive with respect to price, service, location, personnel and the type and quality of food, and there are many well-established competitors. Each restaurant competes directly and indirectly with a large number of national and regional restaurant chains, as well as with locally-owned quick–service restaurants, fast-casual restaurants, sandwich shops and similar types of businesses. The trend toward convergence in grocery, deli and restaurant services may increase the number of our competitors. Such increased competition could have a material adverse effect on our financial condition and results of operations. Some of our competitors have substantially greater financial, marketing, operating and other resources than we have, which may give them a competitive advantage. Certain of our competitors have introduced a variety of new products and engaged in substantial price discounting in recent years and may continue to do so in the future. We plan to take various steps in connection with our “brand re-invention” strategy, including introducing new, higher quality products, discontinuing older menu items, testing new service and training initiatives, and making improvements to facility image at our restaurants. However, there can be no assurance of the success of our new products, initiatives or our overall strategies or that competitive product offerings, pricing and promotions will not have an adverse effect upon our results of operations and financial condition.

     Risks Related to Increased Labor Costs. We have a substantial number of employees who are paid wage rates at or slightly above the minimum wage. As federal and state minimum wage rates increase, we may need to increase not only the wages of our minimum wage employees but also the wages paid to the employees at wage rates which are above minimum wage. If competitive pressures or other factors prevent us from offsetting the increased costs by increases in prices, our profitability may decline. In addition, various proposals that would require employers to provide health insurance for all of their employees are being considered from time-to-time in Congress and various states. We offer access to healthcare benefits to our restaurant crew members. If our crew members do not find the opportunity to obtain this insurance attractive, we may not see the reductions in turnover, training costs and workers’ compensation claims that we expect. The imposition of any requirement that we provide health insurance to all employees on terms materially different from our existing programs would have a material adverse impact on the results of operations and financial condition of the Company.

     Risks Related to Advertising. Some of our competitors have greater financial resources which enable them to purchase significantly more television and radio advertising than we are able to purchase. Should our competitors increase spending on advertising and promotion, should the cost of television or radio advertising increase, or our advertising funds decrease for any reason, including implementation of reduced spending strategies, or should our advertising and promotion be less effective than our competitors’, there could be a material adverse effect on our results of operations and financial condition.

     Taxes. Our income tax provision is sensitive to expected earnings and, as expectations change, our income tax provisions may vary from quarter-to-quarter and year-to-year. In addition, from time-to-time, we may take positions for filing our tax returns, which differ from the treatment for financial reporting purposes. The ultimate outcome of such positions could have an adverse impact on our effective tax rate. Our effective tax rate for fiscal 2005 is expected to be higher than our fiscal 2004 rate.

     Risks Related to Franchise Operations. At October 3, 2004, approximately 22% of the Jack in the Box restaurants were franchised. Our plan is to increase the percentage of franchised restaurants over the next five years. Our ability to sell franchises and to realize gains from such sales is uncertain. The opening and success of franchised restaurants depends on various factors, including the demand for our franchises and the selection of appropriate franchisee candidates, the availability of suitable sites, the negotiation of acceptable lease or purchase terms for new locations, permitting and regulatory compliance, the ability to meet construction schedules, the availability of financing, and the financial and other capabilities of our franchisees and developers. We cannot assure you that developers planning the opening of franchised restaurants will have the business abilities or sufficient access to financial resources necessary to open the restaurants required by their agreements. We cannot assure you that franchisees will successfully participate in our strategic initiatives or operate their restaurants in a manner consistent with our concept and standards. In addition, certain federal and state laws govern our relationships with our franchisees. See “Risks Related to Government Regulations” below.

     Risks Related to Government Regulations. See “Regulation”. The restaurant industry is subject to extensive federal, state and local governmental regulations, including those relating to the preparation and sale of food and those relating to building and zoning requirements. We and our franchisees are also subject to licensing and regulation by state and local departments relating to health, sanitation and safety standards, and liquor licenses and to laws governing our relationships with employees, including minimum wage requirements, overtime, working conditions and citizenship requirements. See “Risks Related to Increased Labor Costs” above. The inability to obtain or maintain such licenses or publicity resulting from actual or alleged violations of such laws could have an adverse effect on our results of operations. We are also subject to federal regulation and certain state laws, which govern the offer and sale of franchises. Many state franchise laws impose substantive requirements on franchise agreements, including limitations on noncompetition provisions and on provisions concerning the termination or nonrenewal of a franchise. Some states require that certain materials be registered before franchises can be offered or sold in that state. The failure to obtain or retain licenses or approvals to sell franchises could adversely affect us and our franchisees. Changes in, and the cost of compliance with, government regulations could have a material adverse effect on our operations.

     Risks Related to the Failure of Internal Controls. The Company maintains a documented system of internal controls which is reviewed and monitored by an Internal Controls Committee and tested by the Company’s full time Internal Audit Department. Both the Internal Controls Committee and the Internal Audit Department report to the Audit Committee of the Board of Directors. The Company believes it has a well-designed system to maintain adequate internal controls on the business. However, there can be no assurance that there won’t be any control deficiencies in the future. Should we become aware of any control deficiencies, the Internal Controls Committee would report them to the Audit Committee and recommend prompt remediation. We have devoted significant resources to document, test, monitor and improve our internal controls and will continue to do so; however, we cannot be certain that these measures will ensure that our controls are adequate in the future or that adequate controls will be effective in preventing fraud. If we fail to maintain an effective system of internal controls, we may not be able to accurately report our financial results or prevent fraud. Any failures in the effectiveness of our internal controls could have a material adverse effect on our operating results or cause us to fail to meet reporting obligations.

     Environmental Risks and Regulations. As is the case with any owner or operator of real property, we are subject to a variety of federal, state and local governmental regulations relating to the use, storage, discharge, emission and disposal of hazardous materials. Failure to comply with environmental laws could result in the imposition of severe penalties or restrictions on operations by governmental agencies or courts of law, which could adversely affect operations. We do not have environmental liability insurance; nor do we maintain a reserve to cover such events. We have engaged and may engage in real estate development projects and own or lease several parcels of real estate on which our restaurants are located. We are unaware of any significant hazards on properties we own or have owned, or operate or have operated, the remediation of which would result in material liability for the Company. In the event of the determination of contamination on such properties, the Company, as owner or operator, could be held liable for severe penalties and costs of remediation. We also operate motor vehicles and warehouses and handle various petroleum substances and hazardous substances, and are not aware of any current material liability related thereto.

ITEM 2. PROPERTIES

     Of our 2,006 Jack in the Box and 177 Qdoba restaurants, we owned 777 restaurant buildings, including 545 located on leased land. In addition, we leased both the land and building for 1,186 restaurants, including 205 restaurants operated by franchisees. At October 3, 2004, franchisees directly owned or leased 220 restaurants.

	Number of restaurants at October 3, 2004
	Company-
	operated	Franchised	Total
Company-owned restaurant buildings:
On Company-owned land	160	72	232
On leased land	464	81	545

Subtotal	624	153	777
Company-leased restaurant buildings on leased land	981	205	1,186
Franchise directly-owned or directly-leased restaurant buildings	–	220	220

Total restaurant buildings	1,605	578	2,183

     Our leases generally provide for fixed rental payments (with cost-of-living index adjustments) plus real estate taxes, insurance and other expenses. In addition, many of the leases provide for contingent rental payments of between 2% and 10% of the restaurant’s gross sales once certain thresholds are met. We have generally been able to renew our restaurant leases as they expire at then-current market rates. The remaining terms of ground leases range from approximately one year to 50 years, including optional renewal periods. The remaining lease terms of our other leases range from approximately one-year to 43 years, including optional renewal periods. At October 3, 2004, our leases had initial terms expiring as follows:

	Number of restaurants
	Ground	Land and
	leases	building leases
2005 – 2009	78	83
2010 – 2014	170	351
2015 – 2019	50	232
2020 and later	247	520

     Our principal executive offices are located in San Diego, California in an owned facility of approximately 150,000 square feet. We also own our 70,000 square foot Innovation Center and approximately 4 acres of undeveloped land directly next to it. Qdoba’s corporate support center is located in a leased facility in Wheat Ridge, Colorado. We also own one distribution center and lease six centers, with remaining terms ranging from one to 19 years, including optional renewal periods.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     No matters were submitted to a vote of security holders during the fourth fiscal quarter ended October 3, 2004.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

     The following table summarizes the equity compensation plans under which Company Common Stock may be issued as of October 3, 2004. Stockholders of the Company approved all plans.

(c)
Number of securities
remaining for future
	(a)	(b)	issuance under equity
	Number of securities to	Weighted-average	compensation plans
	be issued upon exercise	exercise price of	(excluding securities
	of outstanding options	outstanding options	reflected in column (a))
Equity compensation plans approved by security holders	5,590,047	$21.80	823,274

     On September 15, 2004, the Company announced that its Board of Directors authorized a $35 million program to repurchase shares of the Company’s common stock from time to time, at management’s discretion, until October 2, 2005, the end of the Company’s next fiscal year. The following table summarizes treasury stock purchases made by the Company during the fourth quarter of fiscal year 2004. This authorization was fully utilized by October 27, 2004:

(c)
			Total number of	(d)
	(a)		shares purchased	Maximum
	Total	(b)	as part of	dollar value that
	number of	Average	publicly	may yet be
	shares	price paid	announced	purchased under
	purchased	per share	program	the program
September 27, 2004 – September 30, 2004	192,000	$31.05	192,000	$29,034,190
October 1, 2004 – October 2, 2004	36,400	$32.19	36,400	$27,861,448

     The following table sets forth the high and low closing sales prices for our common stock during the fiscal quarters indicated, as reported on the New York Stock Exchange – Composite Transactions:

	16 weeks ended	12 weeks ended
	Jan. 19, 2003	Apr. 13, 2003	July 6, 2003	Sept. 28, 2003
High	$22.98	$18.23	$22.84	$23.60
Low	16.14	15.02	17.05	17.07

	16 weeks ended	12 weeks ended		13 weeks ended
	Jan. 18, 2004	Apr. 11, 2004	July 4, 2004	Oct. 3, 2004
High	$23.15	$28.87	$30.00	$32.31
Low	17.50	23.26	26.02	27.20

     We did not pay any cash or other dividends during the last two fiscal years and do not anticipate paying dividends in the foreseeable future. Our credit agreements prohibit our right to declare or pay dividends or make other distributions with respect to shares of our capital stock.

     As of October 3, 2004, there were 511 stockholders of record.

ITEM 6. SELECTED FINANCIAL DATA

     Our fiscal year is 52 or 53 weeks, ending the Sunday closest to September 30. Fiscal year 2004 includes 53 weeks, and all other years include 52 weeks. The following selected financial data of Jack in the Box Inc. for each fiscal year was extracted or derived from financial statements which have been audited by KPMG LLP, our independent registered public accountants.

	Fiscal Year
		2003(1)(2)	2002(1)	2001(1)	2000(1)
	2004	(Restated)	(Restated)	(Restated)	(Restated)
	(Dollars in thousands, except per share data)
Statement of Operations Data:
Revenues:
Restaurant sales	$2,033,482	$1,864,180	$1,822,902	$1,714,126	$1,529,328
Distribution and other sales	197,762	108,738	77,445	66,565	59,091
Franchise rents and royalties	66,653	54,371	45,936	43,825	41,432
Other	24,467	31,001	20,077	9,060	3,461

Total revenues	2,322,364	2,058,290	1,966,360	1,833,576	1,633,312
Costs of revenues	1,913,770	1,695,709	1,589,090	1,480,643	1,303,881
Selling, general and administrative expenses (3)	263,772	228,141	233,345	201,595	182,984

Earnings from operations	144,822	134,440	143,925	151,338	146,447
Interest expense (4)	27,318	24,838	22,914	24,453	25,830

Earnings before income taxes and cumulative effect of accounting change	117,504	109,602	121,011	126,885	120,617
Income taxes (5)	42,820	39,518	40,791	45,191	21,637

Earnings before cumulative effect of accounting change (6)(7)	$74,684	$70,084	$80,220	$81,694	$98,980

Earnings per share before cumulative effect of accounting change:
Basic	$2.06	$1.92	$2.04	$2.11	$2.59
Diluted	$2.02	$1.90	$2.00	$2.05	$2.52
Balance Sheet Data (at end of period):
Total assets	$1,285,342	$1,142,481	$1,035,845	$1,006,952	$887,535
Long-term debt	297,092	290,746	143,364	279,719	282,568
Stockholders’ equity	553,399	450,434	447,761	400,002	305,190

(1)	Fiscal years 2000 through 2003 have been restated from amounts previously reported to reflect certain adjustments as discussed in Item 7 – Restatement of Prior Financial Information and Note 1 to the Consolidated Financial Statements. The fiscal year 2000 total assets and stockholders’ equity reflect a cumulative impact of $19.3 million and $11.2 million, respectively, resulting from the restatement.

(2)	Fiscal year 2003 includes Qdoba results of operations since January 21, 2003, representing approximately 36 weeks.

(3)	Fiscal year 2003 includes $2.6 million related to lease-assumption obligations on five sites arising from the bankruptcy of the Chi Chi’s restaurant chain, previously owned by the Company. Fiscal year 2002 includes $9.3 million for costs associated with the settlement of a class action lawsuit and $6.3 million for costs related to the closure of eight under-performing restaurants. These items are described in Item 7 – Costs and Expenses.

(4)	Fiscal year 2004 includes a $9.2 million charge related to the refinancing of the Company’s term loan and the early redemption of its senior subordinated notes. This item is described in Item 7 – Costs and Expenses.

(5)	Fiscal year 2000 includes the recognition of $22.9 million in tax benefits primarily resulting from the settlement of a tax case.

(6)	Fiscal year 2004 net earnings include approximately $1.1 million related to an additional week.

(7)	In 2001, we adopted Staff Accounting Bulletin (“SAB”) 101 which requires that we recognize certain franchise percentage rents, which are contingent upon certain annual sales levels, in the period in which the contingency is met instead of being accrued for ratably. As a result of adopting SAB 101, we recorded a one-time after-tax cumulative effect from this accounting change of $1.9 million related to the deferral of franchise percentage rents not yet earned as of the beginning of fiscal year 2001.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations

     All comparisons under this heading among 2004, 2003, and 2002 refer to the 53-week period ended October 3, 2004, and to the 52-week periods ended September 28, 2003, and September 29, 2002, respectively, unless otherwise indicated.

     The Company acquired Qdoba Restaurant Corporation (“Qdoba”), operator and franchisor of Qdoba Mexican Grill, on January 21, 2003. Qdoba’s operations are included since the date of acquisition, which includes 36-weeks of operations in fiscal year 2003.

Restatement of Prior Financial Information

     Following the review of the accounting adjustments cited in a November 23, 2004, Form 8-K filing by CKE Restaurants, Inc., and after discussions with the Company’s independent auditors, KPMG LLP, the Company determined on December 15, 2004 that one item, related to the treatment of lease accounting and leasehold depreciation, applied to the Company, and that it is appropriate to adjust certain prior financial statements. The resulting adjustments are all non-cash and have no material impact on the Company’s cash flows, cash position, revenues, same store sales, earnings from operations plus depreciation and amortization, or the Company’s compliance with the covenants under its senior credit facility. These adjustments were not attributable to any material non-compliance by the Company, as a result of any misconduct, with any financial reporting requirements under securities laws, and the Company believes there will not be any further adjustments as a result of its internal review of this matter.

     The issue requiring restatement relates to the Company’s historical accounting practice of depreciating its buildings on leased land, leasehold improvements, and certain intangible assets, over a period that included both the initial term of the lease and its option periods (or the useful life of the asset, if shorter). Concurrently, the Company has used the initial lease term in determining whether each of its leases was an operating lease or a capital lease and in calculating its straight-line rent expense. The Company believed that these longstanding accounting treatments were appropriate under generally accepted accounting principles. However, after noting the 8-K filing of CKE Restaurants, Inc., and following discussions with KPMG LLP, the Company has now interpreted the authoritative accounting literature to require that the Company use the same lease term for depreciating buildings on leased land, leasehold improvements and certain intangible assets as it uses in determining capital versus operating leases and calculating straight-line rent expense. Accordingly, the Company has adopted the following policy: Management will generally limit the depreciable lives for its buildings on leased land, leasehold improvements and certain intangible assets, which are subject to a lease, to the initial lease term. However, in circumstances where the Company would incur an economic penalty by not exercising one or more option periods, the Company may include one or more option periods when determining the depreciation period. In either circumstance, the Company’s policy requires consistency when calculating the depreciation period, in classifying the lease, and in computing straight-line rent expense.

     As a result of this change, the Company’s financial results have been adjusted as follows (dollars in thousands, except per share data):

		Fiscal Year
	2002	2002		2003		2004(1)		2004
	Beg. retained		Diluted		Diluted		Diluted	End. retained
	earnings	Earnings	EPS	Earnings	EPS	Earnings	EPS	earnings
As reported	$144,018	$83,046	$2.07	$73,618	$1.99	$78,504	$2.12	$379,186
Adjustments to depreciation/ amortization, net of taxes	(13,528)	(2,826)	(.07)	(3,534)	(.09)	(3,820)	(.10)	(23,708)

As restated	$130,490	$80,220	$2.00	$70,084	$1.90	$74,684	$2.02	$355,478

(1)	As reported in the Company’s fiscal 2004 earnings release dated November 17, 2004.

     The Company expects that in future years, depreciation and amortization expense will increase by approximately $6.0 million per year assuming stable levels of capital expenditures going forward. The following management’s discussion and analysis takes into account the effects of these adjustments.

Overview

     As of October 3, 2004, Jack in the Box Inc. (the “Company”) owned, operated and franchised 2,006 Jack in the Box quick-service restaurants and 177 Qdoba Mexican Grill (“Qdoba”) fast-casual restaurants, primarily in the western and southern United States.

     The Company’s primary source of revenue is from the sale of food and beverages at company-operated restaurants. The Company also derives revenue from distribution sales to Jack in the Box and Qdoba franchises, retail sales from fuel and convenience stores (“Quick Stuff”), royalties from franchised restaurants, rents from real estate leased to certain franchisees, franchise fees, and the sale of company-operated restaurants to franchisees.

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

     To address these challenges and others, and support our goal of transitioning to a national restaurant company, management has developed a two-part strategic plan centered around reinvention of the Jack in the Box brand and multifaceted growth. Brand reinvention initiatives include product innovations with a focus on high-quality products, enhancements to the quality of service and renovations to the restaurant facilities. Our multifaceted growth strategy includes growing our restaurant base, increasing our franchising activities, continuing to grow Qdoba and expanding the testing of our new fast-casual concept, JBX Grill. We believe that brand reinvention will differentiate us from our competition and that our growth strategy will support us in our objective to become a national restaurant company.

     The following summarizes the most significant events occurring in fiscal year 2004:

•	Increase in Company-Operated Restaurant Sales. Quality improvements to our menu and new product innovations have contributed to increased sales trends. In 2004, same-store sales at Jack in the Box company-operated restaurants increased 4.6% compared with a decrease of 1.7% in 2003.

•	Restaurant Operating Margin. Fiscal year 2004 restaurant operating margin improved to 17.0% of sales from 16.1% in 2003, primarily due to control of labor, restaurant managed costs, and occupancy costs resulting in part from Profit Improvement Program initiatives, as well as additional leverage on higher sales, which more than offset higher food costs.

•	Refinancing Transaction. In the first quarter of fiscal year 2004, we secured new financing intended to provide a more flexible capital structure, facilitate the execution of our strategic plan, and decrease borrowing costs. In connection with the refinancing, we recorded a $9.2 million charge to interest expense for the early retirement of debt. In addition to providing us with a more flexible capital structure, this refinancing transaction is expected to lower our borrowing costs over the life of our new term loan.

•	Credit Facility Amendment. In the third quarter of fiscal year 2004, we amended the $275 million term loan portion of our credit facility to achieve an approximate 50 basis point reduction in our borrowing rate over the term of the loan. Fees paid in association with the repricing were customary for such arrangements of this type and were not material.

•	Purchase Option. During fiscal year 2004, we exercised our purchase options under certain lease agreements and acquired approximately 100 Jack in the Box restaurant properties. By year-end, we had subsequently sold and leased back most of these properties, at more favorable rates.

•	Brand Reinvention Progress. Our initiative to reinvent the Jack in the Box brand is bringing higher quality products to our menu, better and more consistent guest service and re-imaged restaurant facilities. A new fast-casual restaurant concept also emerged from our brand reinvention efforts. This concept, currently in test in San Diego, will expand soon to nine locations in Bakersfield, California, and Boise, Idaho, with an improved interior design, enhanced flame-grilled menu, and a new name to reflect the upgraded cooking platform – JBX Grill.

•	Pension Contributions. In 2004, based on an annual actuarial review of the Company’s qualified pension plans, we elected to utilize available cash to contribute $30 million to fully fund the accumulated benefit obligations of these plans as of the measurement date.

The following table sets forth, unless otherwise indicated, the percentage relationship to total revenues of certain items included in the Company’s consolidated statements of earnings.

CONSOLIDATED STATEMENTS OF EARNINGS DATA

	Fiscal Year
		Sept. 28,	Sept. 29,
	Oct. 3,	2003	2002
	2004	(Restated)	(Restated)
Revenues:
Restaurant sales	87.6%	90.6%	92.7%
Distribution and other sales	8.5	5.3	4.0
Franchised rents and royalties	2.9	2.6	2.3
Other	1.0	1.5	1.0

Total revenues	100.0%	100.0%	100.0%

Costs of revenues:
Restaurant costs of sales (1)	31.0%	30.8%	30.5%
Restaurant operating costs (1)	51.9	53.1	51.4
Costs of distribution and other sales (1)	98.2	97.5	97.3
Franchised restaurant costs (1)	48.6	47.8	48.5
Total costs of revenues	82.4	82.4	80.8
Selling, general and administrative	11.4	11.1	11.9
Earnings from operations	6.2	6.5	7.3

(1)	As a percentage of the related sales and/or revenues.

The following table summarizes the number of restaurants at each fiscal year-end:

SYSTEMWIDE RESTAURANT UNITS

	Oct. 3,	Sept. 28,	Sept. 29,
	2004	2003	2002
Jack in the Box
Company-operated	1,558	1,553	1,507
Franchised	448	394	355

Total system	2,006	1,947	1,862

Consolidated:
Company-operated	1,605	1,587	1,507
Franchised	578	471	355

Total system	2,183	2,058	1,862

Revenues

     Company-operated restaurant sales were $2,033.5 million, $1,864.2 million, and $1,822.9 million in 2004, 2003 and 2002, respectively. In 2004, this sales growth primarily reflects an increase in per store average (“PSA”) sales at Jack in the Box and Qdoba company-operated restaurants, an increase in the number of company-operated restaurants, additional sales from Qdoba for the full year in 2004 versus three quarters in 2003 and additional sales from an extra 53rd week. Same-store sales at Jack in the Box company-operated restaurants increased 4.6% in 2004 compared with 2003, primarily due to the success of new products added to the menu, including our Pannido line of gourmet sandwiches, Sourdough Melts, Natural-Cut Fries and new flavors of ice cream shakes, in addition to the continued success of Jack’s Ultimate Salads, introduced in 2003. Same-store sales at Qdoba increased in the high-single-digit range on top of a double-digit increase in 2003. The sales growth in 2003 compared with 2002, reflects an increase in the number of Jack in the Box company-operated restaurants and additional sales from Qdoba company-operated restaurants, offset in part by a 1.7% decline in same-store sales at Jack in the Box company-operated restaurants. These declines were primarily due to increased competitive activity and economic softness in certain markets, which were offset in part by new product introductions and modest selling price increases. The number of company-operated restaurants at the end of the fiscal year grew to 1,605 in 2004 from 1,587 in 2003 and 1,507 in 2002.

     Distribution and other sales, representing distribution sales to Jack in the Box and Qdoba franchisees, as well as Quick Stuff sales, grew to $197.8 million in 2004 from $108.7 million in 2003 and $77.4 million in 2002. Quick Stuff fuel and convenience store sales increased primarily due to an increase in the number of Quick Stuff locations to 29 at the end of the fiscal year from 18 in 2003 and 12 in 2002, and higher retail prices per gallon of fuel. Distribution sales also grew primarily due to an increase in the number of Jack in the Box and Qdoba franchised restaurants serviced by our distribution centers. Additional sales from the 53rd week also contributed to the overall increase in 2004.

     Franchise rents and royalties increased to $66.7 million in 2004 from $54.4 million in 2003 and $45.9 million in 2002, primarily reflecting an increase in the number of Jack in the Box franchised restaurants, and to a lesser extent an increase in same-store sales at franchised restaurants. The number of Jack in the Box franchised restaurants increased to 448 at the end of the fiscal year from 394 in 2003 and 355 in 2002.

     Other revenues include principally gains and fees from the sale of Jack in the Box company-operated restaurants to franchisees, as well as interest income from notes receivable and investments, and were $24.5 million, $31.0 million and $20.1 million in 2004, 2003 and 2002, respectively. In 2004, we continued our strategy of selectively converting Jack in the Box company-operated restaurants to franchises. We sold 49 company-operated restaurants in 2004 compared with 36 in 2003 and 22 in 2002, resulting in franchise gains of $17.9 million, $26.6 million and $17.2 million, respectively. The decrease in other revenues in 2004 is primarily due to lower average gains recognized compared with 2003 reflecting differences in the sales volumes and cash flows of the restaurants sold. The increase in other revenues in 2003 compared with 2002 reflects an increase in the number of company-operated restaurants sold.

Costs and Expenses

     Restaurant costs of sales, which include food and packaging costs, increased to $630.9 million in 2004 from $573.8 million in 2003 and $555.2 million in 2002. As a percentage of restaurant sales, costs of sales increased to 31.0% in 2004, compared with 30.8% in 2003 and 30.5% in 2002, primarily due to higher commodity costs, principally beef, poultry, cheese and dairy. The percentage increase in 2003 compared with 2002 principally resulted from higher food and packaging costs associated with the initial rollout of Jack’s Ultimate SaladsTM in 2003. The cost increases in both years were offset in part by certain margin improvement initiatives and modest selling price increases.

     Restaurant operating costs increased with the addition of company-operated restaurants to $1,056.2 million, $990.0 million and $936.2 million in 2004, 2003 and 2002, respectively. As a percentage of restaurant sales, operating costs were 51.9% in 2004, 53.1% in 2003 and 51.4% in 2002. The restatement, as previously discussed, did not have a material impact on the change in percent of sales year-to-year. The percentage decrease in 2004 compared with 2003 primarily relates to effective management of labor, restaurant managed costs, and occupancy costs, resulting from Profit Improvement Program initiatives, as well as additional leverage on higher sales. The percentage increase in 2003 compared with 2002, is primarily due to higher workers’ compensation insurance expenses, utilities, costs related to our new point of sale system, and reduced leverage from lower PSA sales. In 2003, these cost increases were partially offset by reductions in incentive compensation and intangibles amortization expense attributable to the reclassification of our trading area rights to goodwill, which is no longer amortized per the provisions of SFAS 142, Goodwill and Other Intangible Assets. Additionally, in 2003, our Profit Improvement Program generated cost savings, which helped to offset the impact of reduced sales leverage.

     Costs of distribution and other sales were $194.3 million in 2004, $106.0 million in 2003 and $75.3 million in 2002. As a percentage of distribution and other sales, these costs increased to 98.2% in 2004, from 97.5% in 2003 and 97.3% in 2002. The percentage increase in 2004 compared with 2003 relates to additional Quick Stuff sales, primarily higher fuel sales, and distribution sales at slightly lower margin rates. In 2004, Quick Stuff margins reflect higher retail prices per gallon of fuel, with accompanying higher costs of sales, resulting in stable penny profits but increasing costs of sales rates. Distribution margins were impacted in 2004 by growth in the number of Jack in the Box and Qdoba restaurants serviced from our distribution centers with higher delivery costs, in addition to increased fuel costs compared with 2003. In 2003, these costs as a percentage of the related sales increased compared with 2002 as Quick Stuff margins were impacted by a change in our fuel pricing strategy designed to achieve higher sales volumes at certain Quick Stuff locations. Continuing reductions in Quick Stuff labor costs and other profit improvement initiatives partially offset the impact of lower fuel margins. In 2003, distribution margins remained constant compared with 2002.

     Franchised restaurant costs, principally rents and depreciation on properties leased to Jack in the Box franchisees, increased to $32.4 million in 2004 from $26.0 million in 2003 and $22.3 million in 2002, primarily reflecting an increase in the number of franchised restaurants. As a percentage of franchise rents and royalties, franchise restaurant costs were 48.6% in 2004, 47.8% in 2003 and 48.5% in 2002. The restatement, as previously discussed, did not have a material impact on the change in percent of sales year-to-year. The percentage increase in 2004 compared with 2003 primarily relates to a ramp up in franchise services to support our new strategy of achieving a 35% ratio of franchised restaurants in the system over the next four-to-five years from approximately 22% at October 3, 2004. In 2003, the decreased percentage relates primarily to the leverage provided from higher royalties.

     Selling, general and administrative (“SG&A”) expenses were $263.8 million, $228.1 million and $233.3 million in 2004, 2003 and 2002, respectively. These expenses were approximately 11.4% of revenues in 2004, 11.1% in 2003 and 11.9% in 2002. The restatement, as previously discussed, did not have a material impact on the change in percent of revenues year-to-year. SG&A costs increased in 2004 compared with 2003 primarily due to higher pension and incentive accruals, Qdoba overhead for the full year in 2004 versus 36-weeks in 2003, and additional costs for the 53rd week, partially offset by Profit Improvement Program initiatives. In 2003, cost reduction initiatives from our Profit Improvement Program, lower incentive bonus expense and the benefit provided from higher other revenues more than offset higher pension costs and reduced sales leverage. Fiscal year 2003 includes an unusual pre-tax charge of $2.6 million related to the assumption of certain lease obligations arising from the recent bankruptcy of the Chi-Chi’s restaurant chain, which was previously owned by the Company. The Company anticipates it will not incur any additional charges related to the Chi-Chi’s bankruptcy in future years. Fiscal year 2002 also includes charges of $9.3 million to settle a class action lawsuit in California, and $6.3 million for impairment and lease exit costs related to the closure of eight under-performing restaurants. Excluding these aforementioned charges, which were 0.1% and 0.8% of revenues in 2003 and 2002, respectively, selling, general and administrative expenses were approximately 11.0% of revenues in 2003, 11.1% in 2002. The Company believes it is useful to provide the impact that these items in 2003 and 2002 had on selling, general and administrative expenses because it facilitates more relevant comparisons to prior-period financial results and to the results of the Company’s competitors.

     Interest expense was $27.3 million, $24.8 million and $22.9 million in 2004, 2003 and 2002, respectively. In 2004, the increase in interest expense primarily relates to the refinancing of the Company’s term loan and the early redemption of its senior subordinated notes, which resulted in a $9.2 million charge for the payment of a call premium and the write-off of deferred financing fees. This charge was partially offset by favorable interest rates from the refinancing and subsequent repricing of the Company’s credit facility in 2004. Interest expense in 2003 compared with 2002 includes costs associated with the early retirement of our higher interest rate financing lease obligations, the amortization of fees associated with the Company’s refinancing in January 2003, and an increase in total debt, primarily due to the acquisition of Qdoba.

     The income tax provisions reflect effective annual tax rates of 36.4%, 36.1% and 33.7% of pre-tax earnings in 2004, 2003 and 2002, respectively. Our effective tax rate is expected to return to its normal rate of 38% in fiscal 2005. In 2004, the favorable tax rate resulted from additional tax credits obtained. The lower rates in 2003 and 2002 resulted from the favorable resolutions of long-standing tax matters.

     Net earnings were $74.7 million, or $2.02 per diluted share, in 2004, $70.1 million, or $1.90 per diluted share, in 2003 and $80.2 million, or $2.00 per diluted share, in 2002. Each year includes unusual items as described above. In 2004, net earnings included a first quarter after-tax charge of $5.7 million, or $.15 per diluted share, for costs related to refinancing the Company’s credit facility in January and approximately $1.1 million, or $.03 per diluted share, for an extra week in the fiscal year. In 2003, net earnings included $1.7 million, or $.05 per diluted share, for lease obligations assumed in connection with the Chi-Chi’s bankruptcy. In 2002, net earnings included after-tax charges of $10.4 million, or $.26 per diluted share, for costs associated with the settlement of a class action lawsuit in California and the closure of eight under-performing restaurants. Excluding all of these items, net earnings were $79.3 million, or $2.14 per diluted share, in 2004, $71.8 million, or $1.95 per diluted share, in 2003 and $90.6 million, or $2.26 per diluted share, in 2002. These non-GAAP financial measures are used by management to evaluate financial and operating performance, to compare past, current and projected fiscal performance and compare with the results of the company’s competitors. The Company believes it is useful to provide the impact that the unusual items in each year had on net earnings and earnings per share amounts because it facilitates more relevant comparisons to prior-period financial results and to the results of the Company’s competitors.

Liquidity and Capital Resources

     General. Cash and cash equivalents increased $109.3 million to $131.7 million at October 3, 2004 from $22.4 million at the beginning of the fiscal year, primarily due to strong operating cash flows, payments from franchisees on notes receivable, reduced working capital requirements, and proceeds from sales of restaurants to franchisees. We generally reinvest available cash flows from operations to develop new or enhance existing restaurants, to reduce borrowings under the revolving credit agreement, as well as to repurchase shares of our common stock.

     Financial Condition. The Company and the restaurant industry in general, maintain relatively low levels of accounts receivable and inventories, and vendors grant trade credit for purchases such as food and supplies. We also continually invest in our business through the addition of new units and refurbishment of existing units, which are reflected as long-term assets and not as part of working capital. As a result, we typically maintain a working capital deficit, which was $35.5 million at October 3, 2004. Our current ratio increased to 0.9 to 1 at October 3, 2004 compared with 0.6 to 1 at September 28, 2003, primarily reflecting an increase in cash flow as discussed above.

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

     Our credit facility, as amended, provides borrowings in the aggregate amount of $475 million and is comprised of: (i) a $200 million revolving credit facility maturing on January 8, 2008, and (ii) a $275 million term loan maturing on January 8, 2011, both with a rate of London Interbank Offered Rate (“LIBOR”) plus 2.25%. The credit facility requires the payment of an annual commitment fee based on the unused portion of the credit facility. The annual commitment rate and the credit facility’s interest rates are based on a financial leverage ratio, as defined in the credit agreement. To secure our respective obligations under the credit facility, the Company and certain of its subsidiaries granted liens in substantially all personal property assets. Under certain circumstances, the Company and each of its certain subsidiaries will be required to grant liens in certain real property assets to secure their respective obligations under the new credit facility. Additionally, certain of our real and personal property secure other indebtedness of the Company. At October 3, 2004, we had no borrowings under our revolving credit facility and had letters of credit outstanding of $35.6 million.

     We used the proceeds from the new term loan to refinance our existing $150 million term loan and redeem $125 million of 8 3/8% senior subordinated notes due April 15, 2008, which resulted in a pre-tax charge to interest expense of $9.2 million. The amended revolving credit facility is intended to support general corporate purposes.

     We are subject to a number of covenants under our various debt instruments, including limitations on additional borrowings, acquisitions, loans to franchisees, capital expenditures, lease commitments and dividend payments, as well as requirements to maintain certain financial ratios, cash flows and net worth. Solely as a result of the restatements as described under “Restatement of Prior Financial Information”, the Company had a technical non-compliance with one non-financial covenant in its credit facility. The Company requested and received the appropriate waiver to cure the technical violation and, as a result of filing the restated financial statements, was in compliance with all debt covenants.

     Total debt outstanding increased slightly to $305.3 million at October 3, 2004 from $303.1 million at the beginning of the fiscal year, primarily due to an increase in capital lease obligations associated with new restaurant equipment leases.

     Other Transactions. During fiscal year 2004, we exercised our purchase option under certain lease arrangements and purchased approximately 100 Jack in the Box restaurant properties. By year-end, we had subsequently sold and leased back most of these properties at more favorable rental rates.

     In January 1994, we entered into financing lease arrangements with two limited partnerships that related to 76 restaurants. At the inception of the financing lease arrangements, we recorded cash and cash held in trust, and established financing lease obligations of approximately $70 million requiring semi-annual payments to cover interest and sinking fund obligations due in equal installments on January 1, 2003 and November 1, 2003. In

January 2003, we paid a $1.3 million fee to retire the debt early. The fee was charged to interest expense in the first quarter of fiscal year 2003 when the obligations were retired. We used borrowings under our credit facility and previous sinking fund payments to reacquire the interests in the restaurant properties and retire the high interest rate bearing financing lease obligations.

     Sale of Company-Operated Restaurants. During the last three years we have continued our strategy of selectively selling company-operated restaurants to franchisees, selling 49, 36, and 22 restaurants in 2004, 2003, and 2002, respectively. Proceeds from the sale of company-operated restaurants and collections on notes receivable, primarily related to such sales, were $43.4 million, $23.8 million and $11.2 million, respectively.

     Share Repurchases. In fiscal years 2002 and 2004, our Board of Directors authorized the repurchase of our outstanding common stock in the open market. Under these authorizations, the Company repurchased 228,400, 2,566,053 and 1,208,200 shares of Jack in the Box common stock at a cost of $7.1 million, $50.2 million and $33.3 million during fiscal years 2004, 2003 and 2002, respectively. As of October 3, 2004 we had $27.9 million of repurchase availability remaining under the 2004 authorization, which was fully utilized by October 27, 2004. These stock repurchase programs were intended to increase shareholder value and offset the dilutive effect of stock option exercises.

     Acquisition. On January 21, 2003, we acquired Qdoba, operator and franchiser of Qdoba Mexican Grill, for approximately $45 million in cash. The primary assets acquired include $8.2 million in net property and equipment and other long-term assets, $18.0 million in intangible assets and $23.6 million in goodwill. Qdoba operates in the fast-casual segment of the restaurant industry and, as of October 3, 2004, operated or franchised 177 restaurants in 31 states. This acquisition is consistent with the Company’s long-term strategy to transition from a regional quick-service restaurant chain to a national restaurant company.

     Contractual Obligations and Commitments. The following is a summary of the Company’s contractual obligations and commercial commitments as of October 3, 2004:

	Payments Due by Period (in thousands)
		Less than			After
	Total	1 year	1-3 years	3-5 years	5 years
Contractual Obligations:
Credit facility term loan	$273,625	$2,750	$5,500	$5,500	$259,875
Revolving credit facility	—	—	—	—	—
Capital lease obligations	29,815	4,410	9,616	6,825	8,964
Other long-term debt obligations	1,855	1,043	557	255	—
Operating lease obligations	1,651,106	165,473	303,544	259,242	922,847
Guarantee (1)	770	122	265	292	91

Total contractual obligations	$1,957,171	$173,798	$319,482	$272,114	$1,191,777

Other Commercial Commitments:
Stand-by letters of credit (2)	$35,602	$35,602	$—	$—	$—

(1)	Consists of a guarantee associated with one Chi-Chi’s property. Due to the bankruptcy of the Chi-Chi’s restaurant chain, previously owned by the Company, we are obligated to perform in accordance with the terms of the guarantee agreement.

(2)	Consists primarily of letters of credit for workers’ compensation and general liability insurance.

     Capital Expenditures. Capital expenditures, including capital lease obligations, were $130.0 million, $121.1 million and $143.0 million in 2004, 2003 and 2002, respectively. Cash flows used for additions to property and equipment were $120.1 million, $111.9 million and $142.6 million in 2004, 2003 and 2002, respectively. The increase in cash flows utilized in 2004 compared with 2003 related primarily to a decision to finance the new Innovation Center utilizing the Company’s operating cash flows instead of through a sale and leaseback transaction. Increases in Jack in the Box restaurant improvements and Qdoba capital expenditures, primarily related to new company-operated restaurants, also contributed to the overall increase, but to a lesser extent. In 2003, a decrease in new site development resulted in the decline in capital expenditures compared with 2002.

     In fiscal year 2005, capital expenditures are expected to be $125 million to $135 million. We plan to open a moderate number of new Jack in the Box restaurants, and under our brand reinvention strategy, plan to upgrade approximately 50 of our restaurant facilities to create a unique new look for Jack in the Box restaurants at a cost of approximately $100,000 per restaurant. We also plan to expand our JBX Grill test, if successful, to Dallas by the end of the fiscal 2005.

     Pension Funding. During 2004, we elected to contribute $30 million to our qualified defined benefit pension plans from available cash on hand, compared with $4.4 million in 2003 and $19.1 million in 2002. The additional funding contribution in 2004 was determined based on an annual actuarial review of the plans and was intended to fully fund the qualified plans’ accumulated benefit obligation at the measurement date.

     Future Liquidity. We require capital principally to grow the business through new restaurant construction, as well as to maintain, improve and refurbish existing restaurants, and for general operating purposes. Our primary short-term and long-term sources of liquidity are expected to be cash flows from operations, the revolving bank credit facility, and the sale and leaseback of certain restaurant properties. Additional potential sources of liquidity include the sale of company-operated restaurants to franchisees. Based upon current levels of operations and anticipated growth, we expect that cash flows from operations, combined with other financing alternatives in place or available, will be sufficient to meet debt service, capital expenditure and working capital requirements.

Discussion of Critical Accounting Policies

     We have identified the following as the Company’s most critical accounting policies, which are those that are most important to the portrayal of the Company’s financial condition and results and require management’s most subjective and complex judgments. Information regarding the Company’s other significant accounting policies are disclosed in Note 1 of our consolidated financial statements.

     Pension Benefits – The Company sponsors pension and other retirement plans in various forms covering those employees who meet certain eligibility requirements. Several statistical and other factors which attempt to anticipate future events are used in calculating the expense and liability related to the plans, including assumptions about the discount rate, expected return on plan assets and the rate of increase in compensation levels, as determined by the Company using specified guidelines. In addition, our outside actuarial consultants also use certain statistical factors such as turnover, retirement and mortality rates to estimate the Company’s future benefit obligations. The actuarial assumptions used may differ materially from actual results due to changing market and economic conditions, higher or lower turnover and retirement rates or longer or shorter life spans of participants. These differences may impact the amount of pension expense recorded by the Company. Due principally to fiscal 2004 company contributions, as well as increases in interest rates and in the return on plan assets, the pension expense in fiscal year 2005 is expected to approximate fiscal year 2004 pension expense.

     Self Insurance – The Company is self-insured for a portion of its current and prior years’ losses related to its workers’ compensation, general liability, automotive, medical and dental programs. In estimating the Company’s self insurance reserves, we utilize independent actuarial estimates of expected losses, which are based on statistical analyses of historical data. These assumptions are closely monitored and adjusted when warranted by changing circumstances. Should a greater amount of claims occur compared to what was estimated, or medical costs increase beyond what was expected, reserves might not be sufficient, and additional expense may be recorded. While medical and dental costs are anticipated to increase very modestly in fiscal year 2005, related to the new health care coverage being offered to all crew members, we expect these cost increases to be offset by savings realized from reduced crew turnover.

     Long-lived Assets – Property, equipment and certain other assets, including amortized intangible assets, are reviewed for impairment when indicators of impairment are present. This review includes a market-level analysis and evaluations of restaurant operating performance from operations and marketing management. When indicators of impairment are present, we perform an impairment analysis on a restaurant-by-restaurant basis. If the sum of undiscounted future cash flows is less than the net carrying value of the asset, we recognize an impairment loss by the amount which the carrying value exceeds the fair value of the asset. Our estimates of future cash flows may differ from actual cash flows due to, among other things, economic conditions or changes in operating performance. In the fourth quarter of fiscal year 2002, we recorded impairment charges totaling approximately $2.4 million related to eight under-performing restaurants scheduled for closure in fiscal year 2003. In fiscal 2004, we recorded an immaterial impairment charge related to four restaurants we intend to close in 2005 upon the expiration of their leases. During 2004, we noted no other indicators of impairment of our long-lived assets.

     Goodwill and Other Intangibles – We also evaluate goodwill and intangible assets not subject to amortization annually, or more frequently if indicators of impairment are present. If the determined fair values of these assets are less than the related carrying amounts an impairment loss is recognized. The methods we use to estimate fair value include future cash flow assumptions, which may differ from actual cash flows due to, among other things, economic conditions or changes in operating performance. During the fourth quarter of 2004, we reviewed the carrying value of our goodwill and indefinite life intangible assets and determined that no impairment existed as of October 3, 2004.

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

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     Our primary exposure relating to financial instruments is to changes in interest rates. Our credit facility, which is comprised of a revolving credit facility and a term loan, bears interest at an annual rate equal to the prime rate or the LIBOR plus an applicable margin based on a financial leverage ratio. The majority of the credit facility borrowings are LIBOR-based. As of October 3, 2004, our applicable margins for the LIBOR-based revolving loans and term loan were set at 2.25%. A hypothetical one percent increase in short-term interest rates, based on the outstanding balance of our revolving credit facility and term loan at October 3, 2004, would result in an estimated increase of $2.7 million in annual interest expense.

     Changes in interest rates also impact our pension expense, as do changes in the expected long-term rate of return on our pension plan assets. An assumed discount rate is used in determining the present value of future cash outflows currently expected to be required to satisfy the pension benefit obligation when due. Additionally, an assumed long-term rate of return on plan assets is used in determining the average rate of earnings expected on the funds invested or to be invested to provide the benefits to meet our projected benefit obligation. A hypothetical 25 basis point reduction in the assumed discount rate and expected long-term rate of return on plan assets would result in an estimated increase of $1.6 million and $0.3 million, respectively, in our future annual pension expense.

     We are also exposed to the impact of commodity and utility price fluctuations related to unpredictable factors such as weather and various other market conditions outside our control. Our ability to recover increased costs through higher prices is limited by the competitive environment in which we operate. From time-to-time we enter into futures and option contracts to manage these fluctuations. Open futures and option contracts at October 3, 2004 were not significant.

     At October 3, 2004, we had no other material financial instruments subject to significant market exposure.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     The Consolidated Financial Statements and related financial information required to be filed are indexed on page F-1 and are incorporated herein.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     Not applicable.

ITEM 9A. CONTROLS AND PROCEDURES

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

ITEM 9B. OTHER INFORMATION

     Not applicable.

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     That portion of our definitive Proxy Statement appearing under the captions “Election of Directors” and “Section 16(a) Beneficial Ownership Reporting Compliance” to be filed with the Commission pursuant to Regulation 14A within 120 days after October 3, 2004 and to be used in connection with our 2005 Annual Meeting of Stockholders is hereby incorporated by reference.

     Information regarding executive officers is set forth in Item 1 of Part I of this Report under the caption “Executive Officers.”

     That portion of our definitive Proxy Statement appearing under the caption “Audit Committee,” relating to the members of the Company’s Audit Committee and the Audit Committee financial expert is also incorporated herein by reference.

     That portion of our definitive Proxy Statement appearing under the caption “Other Business,” relating to the procedures by which stockholders may recommend candidates for director to the Nominating and Governance Committee of the Board of Directors, is also incorporated herein by reference.

     The Company has adopted a Code of Ethics which applies to all Jack in the Box Inc. directors, officers and employees, including the Chief Executive Officer, Chief Financial Officer, Controller and all of the financial team. The Code of Ethics is posted on the Company’s website, (under the “Investors – Code of Conduct” caption.) The Company intends to satisfy the disclosure requirement regarding any amendment to, or waiver of, a provision of the Code of Ethics for the Chief Executive Officer, Chief Financial Officer and Controller or persons performing similar functions, by posting such information on its website.

ITEM 11. EXECUTIVE COMPENSATION

     That portion of our definitive Proxy Statement appearing under the caption “Executive Compensation” to be filed with the Commission pursuant to Regulation 14A within 120 days after October 3, 2004 and to be used in connection with our 2005 Annual Meeting of Stockholders is hereby incorporated by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     That portion of our definitive Proxy Statement appearing under the caption “Security Ownership of Certain Beneficial Owners and Management” to be filed with the Commission pursuant to Regulation 14A within 120 days after October 3, 2004 and to be used in connection with our 2005 Annual Meeting of Stockholders is hereby incorporated by reference. Information regarding equity compensation plans under which Company common stock may be issued as of October 3, 2004 is set forth in Item 5 of this Report.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     That portion of our definitive Proxy Statement appearing under the caption “Certain Transactions,” if any, to be filed with the Commission pursuant to Regulation 14A within 120 days after October 3, 2004 and to be used in connection with our 2005 Annual Meeting of Stockholders is hereby incorporated by reference.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

     That portion of our definitive Proxy Statement appearing under the caption “Independent Auditor Fees and Services” to be filed with the Commission pursuant to Regulation 14A within 120 days after October 3, 2004 and to be used in connection with our 2005 Annual Meeting of Stockholders is hereby incorporated by reference.

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

ITEM 15(a)(1)	Financial Statements. See Index to Consolidated Financial Statements on page F-1 of this report.

ITEM 15(a)(2)	Financial Statement Schedules. Not applicable.

ITEM 15(a)(3)	Exhibits.

Number	Description
3.1	Restated Certificate of Incorporation, as amended(7)

3.2	Amended and Restated Bylaws(17)

4.1	Indenture for the 8 3/8% Senior Subordinated Notes due 2008(6)
(Instruments with respect to the registrant’s long-term debt not in excess of 10% of the total assets of the registrant and its subsidiaries on a consolidated basis have been omitted. The registrant agrees to furnish supplementally a copy of any such instrument to the Commission upon request.)

4.2	Shareholder Rights Agreement(3)

10.1	Amended and Restated Credit Agreement dated as of January 8, 2004 by and among Jack in the Box Inc. and the lenders named therein(14)

10.1.1	First Amendment dated as of June 18, 2004 to the Amended and Restated Credit Agreement(15)

10.1.2	Second Amendment and Consent dated as of September 24, 2004 to the Amended and Restated Credit Agreement

10.2	Purchase Agreements dated as of January 22, 1987 between Foodmaker, Inc. and FFCA/IIP 1985 Property Company and FFCA/IIP 1986 Property Company(1)

10.3	Land Purchase Agreements dated as of February 18, 1987 by and between Foodmaker, Inc. and FFCA/IPI 1984 Property Company and FFCA/IPI 1985 Property Company and Letter Agreement relating thereto(1)

10.4.1*	Amended and Restated 1992 Employee Stock Incentive Plan(4)

10.4.2*	Jack in the Box Inc. 2002 Stock Incentive Plan(10)

10.5*	Capital Accumulation Plan for Executives(9)

10.5.1*	First Amendment dated as of August 2, 2002 to the Capital Accumulation Plan for Executives(11)

10.6*	Supplemental Executive Retirement Plan(9)

10.6.1*	First Amendment dated as of August 2, 2002 to the Supplemental Executive Retirement Plan(11)

10.7*	Performance Bonus Plan(8)

10.8*	Deferred Compensation Plan for Non-Management Directors(2)

10.9*	Amended and Restated Non-Employee Director Stock Option Plan(7)

10.10*	Form of Compensation and Benefits Assurance Agreement for Executives(5)

10.11*	Form of Indemnification Agreement between Jack in the Box Inc. and certain officers and directors(11)

10.12	Consent Agreement(11)

10.13*	Executive Deferred Compensation Plan(12)

10.14*	Form of Restricted Stock Award for certain executives(12)

10.14(a)	Schedule of Restricted Stock Awards

10.15*	Executive Agreement between Jack in the Box Inc. and Gary J. Beisler, President and Chief Executive Officer of Qdoba Restaurant Corporation(13)

10.16*	Amended and Restated 2004 Stock Incentive Plan(15)

10.17	Form of Stock Option Awards(16)

10.18	Retirement Agreement between Jack in the Box Inc. and John F. Hoffner, Executive Vice President and Chief Financial Officer(18)

23.1	Consent of KPMG LLP, Independent Registered Public Accountants

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Management contract or compensatory plan.

(1)	Previously filed and incorporated herein by reference from registrant’s Registration Statement on Form S-1 (No. 33-10763) filed February 24, 1987.

(2)	Previously filed and incorporated herein by reference from registrant’s Definitive Proxy Statement dated January 17, 1995 for the Annual Meeting of Stockholders on February 17, 1995.

(3)	Previously filed and incorporated by reference from registrant’s Current Report on Form 8-K dated July 26, 1996.

(4)	Previously filed and incorporated herein by reference from registrant’s Registration Statement on Form S-8 (No. 333-26781) filed May 9, 1997.

(5)	Previously filed and incorporated herein by reference from registrant’s Annual Report on Form 10-K for the fiscal year ended September 28, 1997.

(6)	Previously filed and incorporated herein by reference from registrant’s Quarterly Report on Form 10-Q for the quarter ended April 12, 1998.

(7)	Previously filed and incorporated herein by reference from registrant’s Annual Report on Form 10-K for the fiscal year ended October 3, 1999.

(8)	Previously filed and incorporated herein by reference from registrant’s Definitive Proxy Statement dated January 19, 2001 for the Annual Meeting of Stockholders on February 23, 2001.

(9)	Previously filed and incorporated herein by reference from registrant’s Annual Report on Form 10-K for the fiscal year ended September 30, 2001.

(10)	Previously filed and incorporated herein by reference from the registrant’s Definitive Proxy Statement dated January 18, 2002 for the Annual Meeting of Stockholders’ on February 22, 2002.

(11)	Previously filed and incorporated herein by reference from registrant’s Annual Report on Form 10-K for the fiscal year ended September 29, 2002.

(12)	Previously filed and incorporated herein by reference from registrant’s Quarterly Report on Form 10-Q for the quarter ended January 18, 2003.

(13)	Previously filed and incorporated herein by reference from registrant’s Quarterly Report on Form 10-Q for the quarter ended April 11, 2003.

(14)	Previously filed and incorporated herein by reference from the registrant’s Quarterly Report on Form 10-Q for the quarter ended January 18, 2004.

(15)	Previously filed and incorporated herein by reference from the registrant’s Quarterly Report on Form 10-Q for the quarter ended July 4, 2004.

(16)	Previously filed and incorporated herein by reference from the registrant’s Current Report on Form 8-K dated September 10, 2004

(17)	Previously filed and incorporated herein by reference from the registrant’s Current Report on Form 8-K dated October 7, 2004.

(18)	Previously filed and incorporated herein by reference from the registrant’s Current Report on Form 8-K dated November 17, 2004.

ITEM 15(b)	All required exhibits are filed herein or incorporated by reference as described in Item 15(a)(3).

ITEM 15(c)	All supplemental schedules are omitted as inapplicable or because the required information is included in the Consolidated Financial Statements or notes thereto.

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

Date: December 17, 2004

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date
/S/ROBERT J. NUGENT Robert J. Nugent	Chairman of the Board and Chief Executive Officer (Principal Executive Officer)	December 17, 2004

/S/JOHN F. HOFFNER John F. Hoffner	Executive Vice President and Chief Financial Officer (Principal Financial Officer)	December 17, 2004

/S/LINDA A. LANG Linda A. Lang	President, Chief Operating Officer and Director	December 17, 2004

/S/MICHAEL E. ALPERT Michael E. Alpert	Director	December 17, 2004

/S/EDWARD W. GIBBONS Edward W. Gibbons	Director	December 17, 2004

/S/ANNE B. GUST Anne B. Gust	Director	December 17, 2004

/S/ALICE B. HAYES Alice B. Hayes	Director	December 17, 2004

/S/MURRAY H. HUTCHISON Murray H. Hutchison	Director	December 17, 2004

/S/MICHAEL W. MURPHY Michael W. Murphy	Director	December 17, 2004

/S/L. ROBERT PAYNE L. Robert Payne	Director	December 17, 2004

Schedules not filed: All schedules have been omitted as the required information is inapplicable or the information is presented in the financial statements or related notes.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors
Jack in the Box Inc.:

We have audited the accompanying consolidated balance sheets of Jack in the Box Inc. and subsidiaries as of October 3, 2004 and September 28, 2003, and the related consolidated statements of earnings, cash flows, and stockholders’ equity for the fifty-three weeks ended October 3, 2004, and the fifty-two weeks ended September 28, 2003 and September 29, 2002. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Jack in the Box Inc. and subsidiaries as of October 3, 2004 and September 28, 2003, and the results of their operations and their cash flows for the fifty-three weeks ended October 3, 2004, and the fifty-two weeks ended September 28, 2003 and September 29, 2002, in conformity with U.S. generally accepted accounting principles.

As discussed in Note 3 to the consolidated financial statements, the Company adopted the provisions of Statement of Financial Accounting Standards No. 142 “Accounting for Goodwill and Other Intangible Assets,” and, accordingly, changed its method of accounting for goodwill in 2003.

As discussed in Note 1 to the consolidated financial statements, the Company has restated its consolidated financial statements for the fifty-two weeks ended September 28, 2003 and September 29, 2002.

KPMG LLP

San Diego, California
December 15, 2004

JACK IN THE BOX INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
(Dollars in thousands, except per share data)

	October 3,	September 28,
	2004	2003
		(Restated)
ASSET
Current assets:
Cash and cash equivalents	$131,700	$22,362
Accounts and notes receivable, net	18,310	31,582
Inventories	34,043	31,699
Prepaid expenses and other current assets	21,694	21,056
Assets held for sale and leaseback	34,408	41,916

Total current assets	240,155	148,615

Property and equipment, at cost:
Land	97,594	93,438
Buildings	661,905	628,045
Restaurant and other equipment	547,107	520,637
Construction in progress	47,839	42,150

	1,354,445	1,284,270
Less accumulated depreciation and amortization	491,835	445,728

Property and equipment, net	862,610	838,542

Intangible assets, net	23,265	24,589
Goodwill	90,218	90,218
Other assets, net	69,094	40,517

	$1,285,342	$1,142,481

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current maturities of long-term debt	$8,203	$12,334
Accounts payable	53,503	50,808
Accrued liabilities	213,969	174,592

Total current liabilities	275,675	237,734

Long-term debt, net of current maturities	297,092	290,746
Other long-term liabilities	117,396	142,319
Deferred income taxes	41,780	21,248
Stockholders’ equity:
Preferred stock $.01 par value, 15,000,000 authorized, 0 issued	—	—
Common stock $.01 par value, 75,000,000 authorized, 43,846,512 and 43,231,412 issued, respectively	438	432
Capital in excess of par value	338,326	325,510
Retained earnings	355,478	280,794
Accumulated other comprehensive loss, net	(1,254)	(27,184)
Unearned compensation	(7,988)	(4,655)
Treasury stock, at cost, 7,173,227 and 6,944,827 shares, respectively	(131,601)	(124,463)

Total stockholders’ equity	553,399	450,434

	$1,285,342	$1,142,481

See accompanying notes to consolidated financial statements.

JACK IN THE BOX INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF EARNINGS
(In thousands, except per share data)

	Fiscal Year
	2004	2003	2002
		(Restated)	(Restated)
Revenues:
Restaurant sales	$2,033,482	$1,864,180	$1,822,902
Distribution and other sales	197,762	108,738	77,445
Franchise rents and royalties	66,653	54,371	45,936
Other	24,467	31,001	20,077

	2,322,364	2,058,290	1,966,360

Costs of revenues:
Restaurant costs of sales	630,942	573,751	555,232
Restaurant operating costs	1,056,156	989,981	936,221
Costs of distribution and other sales	194,251	106,003	75,341
Franchised restaurant costs	32,421	25,974	22,296

	1,913,770	1,695,709	1,589,090

Selling, general and administrative	263,772	228,141	233,345

Earnings from operations	144,822	134,440	143,925
Interest expense	27,318	24,838	22,914

Earnings before income taxes	117,504	109,602	121,011
Income taxes	42,820	39,518	40,791

Net earnings	$74,684	$70,084	$80,220

Net earnings per share:
Basic	$2.06	$1.92	$2.04
Diluted	$2.02	$1.90	$2.00
Weighted-average shares outstanding:
Basic	36,237	36,473	39,322
Diluted	36,961	36,968	40,112

See accompanying notes to consolidated financial statements.

JACK IN THE BOX INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in thousands)

	Fiscal Year
	2004	2003	2002
		(Restated)	(Restated)
Cash flows from operating activities:
Net earnings	$74,684	$70,084	$80,220
Non-cash items included in operations:
Depreciation and amortization	84,446	76,105	75,006
Deferred finance cost amortization	1,456	2,849	2,070
Deferred income taxes, excluding the effect of the Qdoba acquisition in 2003	4,023	13,734	11,501
Amortization of unearned compensation expense	584	497	—
Loss on early retirement of debt	9,180	—	—
Impairment charge	933	—	2,431
Tax benefit associated with exercise of stock options	2,867	188	3,466
Gains on the sale of Company-operated restaurants	(17,918)	(26,562)	(17,156)
Changes in assets and liabilities, excluding the effect of the Qdoba acquisition in 2003:
Decrease (increase) in receivables	(4,101)	(624)	6,007
Increase in inventories	(2,344)	(1,573)	(620)
Decrease (increase) in prepaid expenses and other current assets	(637)	897	(4,862)
Increase (decrease) in accounts payable	2,695	(9,890)	4,201
Increase in other liabilities	43,783	26,507	8,862

Cash flows provided by operating activities	199,651	152,212	171,126

Cash flows from investing activities:
Additions to property and equipment	(120,065)	(111,872)	(142,588)
Purchase of Qdoba, net of $2,856 cash acquired	—	(42,606)	—
Dispositions of property and equipment	10,671	27,198	5,085
Proceeds from the sale of Company-operated restaurants	21,486	3,740	6,285
Decrease (increase) in assets held for sale and leaseback	11,269	(22,642)	35,703
Collections on notes receivable	21,911	20,092	4,908
Pension contributions	(30,000)	(4,400)	(19,115)
Other	7,485	(7,161)	(1,803)

Cash flows used in investing activities	(77,243)	(137,651)	(111,525)

Cash flows from financing activities:
Borrowings under revolving bank loans	45,000	510,500	385,140
Principal repayments under revolving bank loans	(45,000)	(544,500)	(416,140)
Proceeds from issuance of long-term debt	275,000	151,450	—
Principal payments on long-term debt,	(282,772)	(57,632)	(2,264)
Debt issuance and debt repayment costs	(7,103)	(7,843)	—
Repurchase of common stock	(7,138)	(50,157)	(33,287)
Proceeds from issuance of common stock	8,943	363	6,242

Cash flows provided by (used in) financing activities	(13,070)	2,181	(60,309)

Net increase (decrease) in cash and cash equivalents	$109,338	$16,742	$(708)

See accompanying notes to consolidated financial statements.

JACK IN THE BOX INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(Dollars in thousands)

	Common stock		Capital in		Accumulated other
	Number		excess of	Retained	comprehensive	Unearned	Treasury
	of shares	Amount	par value	earnings	loss	compensation	stock	Total
Balance at September 30, 2001, as previously reported	42,418,742	$424	$310,107	$144,018	$—	$—	$(41,019)	$413,530
Cummulative effect on prior years of restatement	—	—	—	(13,528)	—	—	—	(13,528)

Balance at September 30, 2001, (as restated)	42,418,742	424	310,107	130,490	—	—	(41,019)	400,002
Shares issued under stock plans, net of tax benefit	518,068	5	9,703	—	—	—	—	9,708
Purchase of treasury stock	—	—	—	—	—	—	(33,287)	(33,287)
Comprehensive income (loss):
Net earnings (as restated)	—	—	—	80,220	—	—	—	80,220
Additional minimum pension liability, net	—	—	—	—	(8,882)	—	—	(8,882)

Total comprehensive income (loss)	—	—	—	80,220	(8,882)	—	—	71,338

Balance at September 29, 2002 (as restated)	42,936,810	429	319,810	210,710	(8,882)	—	(74,306)	447,761
Shares issued under stock plans, net of tax benefit	294,602	3	5,700	—	—	(5,152)	—	551
Amortization of unearned compensation	—	—	—	—	—	497	—	497
Purchase of treasury stock	—	—	—	—	—	—	(50,157)	(50,157)
Comprehensive income (loss):
Net earnings (as restated)	—	—	—	70,084	—	—	—	70,084
Additional minimum pension liability, net	—	—	—	—	(18,302)	—	—	(18,302)

Total comprehensive income (loss)	—	—	—	70,084	(18,302)	—	—	51,782

Balance at September 28, 2003 (as restated)	43,231,412	432	325,510	280,794	(27,184)	(4,655)	(124,463)	450,434
Shares issued under stock plans, net of tax benefit	615,100	6	12,816	—	—	(3,917)	—	8,905
Amortization of unearned compensation	—	—	—	—	—	584	—	584
Purchase of treasury stock	—	—	—	—	—	—	(7,138)	(7,138)
Comprehensive income (loss):
Net earnings	—	—	—	74,684	—	—	—	74,684
Additional minimum pension liability adjustment, net	—	—	—	—	25,930	—	—	25,930

Total comprehensive income (loss)	—	—	—	74,684	25,930	—	—	100,614

Balance at October 3, 2004	43,846,512	$438	$338,326	$355,478	$(1,254)	$(7,988)	$(131,601)	$553,399

See accompanying notes to consolidated financial statements.

JACK IN THE BOX INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except per share data)

1. ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of operations – Jack in the Box Inc. (the “Company”) operates and franchises Jack in the Box quick-service restaurants and Qdoba Mexican Grill fast-casual restaurants.

Basis of presentation and fiscal year – The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All significant intercompany transactions are eliminated. Certain prior year amounts in the consolidated financial statements have been reclassified to conform to the fiscal 2004 presentation. Our fiscal year is 52 or 53 weeks ending the Sunday closest to September 30. Fiscal year 2004 includes 53 weeks and years 2003 and 2002 include 52 weeks.

Restatement of Prior Financial Information – It has been the Company’s longstanding historical accounting policy to depreciate its buildings on leased land, leasehold improvements, and certain intangible assets, over a period that included both the initial term of the lease and its option periods (or the useful life of the asset if shorter). Concurrently, the Company has used the initial lease term in determining whether each of its leases was an operating lease or a capital lease and in calculating its straight-line rent expense. Management has concluded that the Company should use the same lease term for depreciating buildings on leased land, leasehold improvements and certain intangible assets as it uses for determining capital versus operating leases and calculating straight-line rent. Accordingly, the Company has adopted the following policy: The depreciable lives for buildings on leased land, leasehold improvements and certain intangible assets, which are subject to a lease, will be limited to the initial lease term. However, in circumstances where the Company would incur an economic penalty by not exercising one or more option periods, the Company may include one or more option periods when determining the depreciation period. In either circumstance, the Company’s policy requires consistency when calculating the depreciation period, in classifying the lease, and in computing straight-line rent expense.

As a result of this change, the Company’s financial results have been adjusted as follows:

	2004(1)		2004
	(Unaudited)	Adjustments	As Adjusted
Property and equipment, net	896,048	(33,438)	862,610
Other assets, net	186,961	(4,384)	182,577
Total assets	1,323,164	(37,822)	1,285,342
Other long-term liabilities	173,290	(14,114)	159,176
Total stockholders’ equity	577,107	(23,708)	553,399
Restaurant operating costs	$1,049,937	$6,219	$1,056,156
Franchised restaurant costs	32,054	367	32,421
Selling, general and administrative	264,106	(334)	263,772
Earnings from operations	151,074	(6,252)	144,822
Earnings before income taxes	123,756	(6,252)	117,504
Income taxes	45,252	(2,432)	42,820
Net earnings	78,504	(3,820)	74,684
Net earnings per share — Basic	$2.17	$(.11)	$2.06
Net earnings per share — Diluted	$2.12	$(.10)	$2.02

(1) As disclosed in the Company’s earnings news release issued November 17, 2004, after minor reclassifications.

JACK IN THE BOX INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except per share data)
(continued)

1. ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

	2003
	As Previously		2003
	Reported	Adjustments	As Restated
Buildings	$627,883	$162	$628,045
Accumulated depreciation and amortization	(417,148)	(28,580)	(445,728)
Property and equipment, net	866,960	(28,418)	838,542
Intangible assets, net	29,640	(5,051)	24,589
Total assets	1,175,950	(33,469)	1,142,481
Other long-term liabilities	143,238	(919)	142,319
Deferred income taxes, net	33,910	(12,662)	21,248
Retained earnings	300,682	(19,888)	280,794
Total stockholders’ equity	470,322	(19,888)	450,434
Restaurant operating costs	$984,455	$5,526	$989,981
Franchised restaurant costs	25,715	259	25,974
Selling, general and administrative	228,142	(1)	228,141
Earnings from operations	140,224	(5,784)	134,440
Earnings before income taxes	115,386	(5,784)	109,602
Income taxes	41,768	(2,250)	39,518
Net earnings	73,618	(3,534)	70,084
Net earnings per share — Basic	$2.02	$(.10)	$1.92
Net earnings per share — Diluted	$1.99	$(.09)	$1.90

	2002
	As Previously		2002
	Reported	Adjustments	As Restated
Restaurant operating costs	$931,686	$4,535	$936,221
Franchised restaurant costs	22,125	171	22,296
Selling, general and administrative	233,426	(81)	233,345
Earnings from operations	148,550	(4,625)	143,925
Earnings before income taxes	125,636	(4,625)	121,011
Income taxes	42,590	(1,799)	40,791
Net earnings	83,046	(2,826)	80,220
Net earnings per share — Basic	$2.11	$(.07)	$2.04
Net earnings per share — Diluted	$2.07	$(.07)	$2.00

The cumulative impact of the adjustments for all years prior to fiscal year 2002 was $13,528 which was recorded as an adjustment to opening stockholders’ equity at September 30, 2001. The adjustments had no effect on net cash flows from operating, investing and financing activities, cash position and revenues.

JACK IN THE BOX INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except per share data)
(continued)

1. ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Financial instruments – The fair values of cash and cash equivalents, accounts and notes receivable, accounts payable and accrued liabilities approximate the carrying amounts due to their short maturities. The fair values of each of our long-term debt instruments are based on quoted market values, where available, or on the amount of future cash flows associated with each instrument, discounted using our current borrowing rate for similar debt instruments of comparable maturity. The estimated fair values of our long-term debt at October 3, 2004 and September 28, 2003 approximate their carrying values.

From time-to-time, we use commodity derivatives to reduce the risk of price fluctuations related to raw material requirements for commodities such as beef and pork. We also use utility derivatives to reduce the risk of price fluctuations related to natural gas. We do not speculate using derivative instruments, and we purchase derivative instruments only for the purpose of risk management.

We account for our derivative instruments and hedging activities under Statement of Financial Accounting Standards (“SFAS”) 133, Accounting for Derivative Instruments and Hedging Activities, as amended by SFAS 137, 138 and 149. Our derivative instruments are not designated as hedge transactions. The fair values of our derivative instruments are included in the consolidated balance sheets. The changes in the fair value of our commodity and natural gas derivatives are reflected in restaurant costs of sales and restaurant operating costs, respectively, in the consolidated statements of earnings.

At October 3, 2004 and September 28, 2003, we had no material financial instruments subject to significant market exposure.

Cash and cash equivalents – We invest cash in excess of operating requirements only in short-term, highly liquid investments with original maturities of three months or less, which are considered cash equivalents.

Inventories are valued at the lower of cost or market on a first-in, first-out basis.

Assets held for sale and leaseback primarily represent the costs for new sites that will be sold and leased back when construction is completed. Gains or losses realized on the sale leaseback transactions are deferred and amortized to income over the lease terms. The leases are classified in accordance with SFAS 13, Accounting for Leases and SFAS 98, Accounting for Leases.

Property and equipment, at cost – Expenditures for new facilities and equipment, and those that substantially increase the useful lives of the property, are capitalized. Facilities leased under capital leases are stated at the present value of minimum lease payments at the beginning of the lease term, not to exceed fair value. Maintenance and repairs are expensed as incurred. When properties are retired or otherwise disposed of, the related cost and accumulated depreciation are removed from the accounts, and gains or losses on the dispositions are reflected in results of operations.

Buildings, equipment and leasehold improvements are generally depreciated using the straight-line method based on the estimated useful lives of the assets, or over the initial lease term for certain leased properties (buildings and improvements range from 15 to 35 years; and equipment 3 to 35 years). In certain situations, one or more option periods may be used in determining the depreciable life of certain leased properties, if we deem that an economic penalty will be incurred. In either circumstance, the Company’s policy requires lease term consistency when calculating the depreciation period, in classifying the lease, and in computing straight-line rent expense.

JACK IN THE BOX INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except per share data)
(continued)

1. ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Other assets primarily include lease acquisition costs, acquired franchise contract costs, deferred finance costs and company-owned life insurance (“COLI”) policies. Lease acquisition costs primarily represent the fair values of acquired lease contracts having contractual rents lower than fair market rents, and are amortized on a straight-line basis over the remaining initial lease term. Acquired franchise contract costs, which represent the acquired value of franchise contracts, are amortized over the term of the franchise agreements based on the projected royalty revenue stream. Deferred finance costs are amortized using the interest method over the terms of the respective loan agreements, from 4 to 7 years. COLI policies are recorded at their cash surrender values. We purchase COLI policies to offset a portion of our obligations under our non-qualified deferred compensation and defined benefit pension plans.

Impairment of long-lived assets – Property, equipment and certain other assets, including amortized intangible assets, are reviewed for impairment when indicators of impairment are present. Impairment is recognized when the undiscounted future cash flows estimated to be generated by those assets are less than the assets’ carrying amount. Long-lived assets that are held for disposal are reported at the lower of their carrying value or fair value, less estimated costs to sell. In addition, we evaluate goodwill and intangible assets not subject to amortization annually, or more frequently if indicators of impairment are present. If the implied or estimated fair values of these assets are less than the related carrying amounts, an impairment loss is recognized. We performed our annual impairment tests in the fourth quarter of fiscal years 2004 and 2003, and determined these assets were not impaired at October 3, 2004 and September 28, 2003, respectively.

Preopening costs are those typically associated with the opening of a new restaurant and consist primarily of employee training costs and are expensed as incurred.

Restaurant closure costs – In June 2002, the Financial Accounting Standards Board (“FASB”) issued SFAS 146, Accounting for Costs Associated with Exit or Disposal Activities. This Statement requires that, subsequent to December 31, 2002, all costs associated with exit or disposal activities be recognized when they are incurred rather than at the date of a commitment to an exit or disposal plan. Prior to December 31, 2002, we charged costs associated with restaurant closures to operations when management committed to closing a restaurant. Restaurant closure costs, which are included in selling, general and administrative expenses, consist of future lease commitments, net of anticipated sublease rentals, and expected ancillary costs.

Self-insurance – We are self-insured for a portion of our workers’ compensation, general liability, automotive, and employee medical and dental claims. We utilize a paid loss plan for our workers’ compensation, general liability and automotive programs, which have predetermined loss limits per occurrence and in the aggregate. We establish our insurance liability and reserves using independent actuarial estimates of expected losses as the basis for determining reported claims and for estimating claims incurred but not reported.

Franchise operations – Franchise arrangements generally provide for initial franchise fees and continuing payments to us based on a percentage of sales. Among other things, a franchisee may be provided the use of land and building, generally for a period of 20 years, and is required to pay negotiated rent, property taxes, insurance and maintenance. Franchise fees are recorded as revenue when we have substantially performed all of our contractual obligations. Expenses associated with the issuance of the franchise are expensed as incurred. Franchise royalties are recorded in income on an accrual basis. Certain franchise rents, which are contingent upon sales levels, are recognized in the period in which the contingency is met. Gains on the sale of restaurant businesses to franchisees are recorded as other revenue when the sales are consummated and certain other revenue recognition criteria are met.

JACK IN THE BOX INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except per share data)
(continued)

1. ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Advertising costs – The Company maintains marketing funds which include contributions of approximately 5% and 1% of sales at all company-operated Jack in the Box and Qdoba restaurants, respectively, as well as contractual marketing fees paid monthly by franchisees. Production costs of commercials, programming and other marketing activities are expensed to the marketing funds when the advertising is first used, and the costs of advertising are charged to operations as incurred. Our contributions to the marketing funds and other marketing expenses, which are included in selling, general and administrative expenses in the accompanying consolidated statements of earnings, were $103,721, $94,807, and $91,157 in 2004, 2003 and 2002, respectively.

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

Net earnings per share – Basic net earnings per share is computed using the weighted-average shares outstanding during the period. Diluted net earnings per share is computed using the dilutive effect of including stock options and restricted stock in the calculation of weighted-average shares outstanding.

Restricted stock – Restricted stock awards are recognized as unearned compensation in stockholders’ equity based upon the fair value of the Company’s common stock on the award date. Unearned compensation is amortized to compensation expense over the estimated vesting period.

Stock options – Stock awards are accounted for under Accounting Principles Board (“APB”) Opinion 25, Accounting for Stock Issued to Employees, using the intrinsic method, whereby compensation expense is recognized for the excess, if any, of the quoted market price of the Company’s stock at the date of grant over the exercise price. Our policy is to grant stock options at fair value at the date of grant. Had compensation expense been recognized for our stock-based compensation plans by applying the fair value recognition provisions of SFAS 123, Accounting for Stock-Based Compensation, we would have recorded net earnings and earnings per share amounts as follows:

		2003	2002
	2004	(Restated)	(Restated)
Net earnings, as reported	$74,684	$70,084	$80,220
Stock-based employee compensation included in reported net income, net of taxes	371	318	—
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of taxes	(6,171)	(5,126)	(4,450)

Pro forma net earnings	$68,884	$65,276	$75,770

Net earnings per share:
Basic-as reported	$2.06	$1.92	$2.04
Basic-pro forma	$1.90	$1.79	$1.93
Diluted-as reported	$2.02	$1.90	$2.00
Diluted-pro forma	$1.86	$1.77	$1.89

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

Estimations – In preparing the consolidated financial statements in conformity with U.S. generally accepted accounting principles, management is required to make certain assumptions and estimates that affect reported amounts of assets, liabilities, revenues, expenses and the disclosure of contingencies. In making these assumptions and estimates, management may from time to time seek advice from, and consider information provided by, actuaries and other experts in a particular area. Actual amounts could differ from these estimates.

2. QDOBA ACQUISITION

On January 21, 2003, we acquired 100% of the outstanding stock of Qdoba, operator and franchisor of Qdoba Mexican Grill®, for approximately $45,000 in cash. Qdoba’s results of operations have been included since the date of acquisition. The purchase was financed by borrowings under our credit facility. Qdoba operates in the fast-casual segment of the restaurant industry and, as of October 3, 2004, operated or franchised 177 restaurants in 31 states. This acquisition is consistent with the Company’s long-term strategy to transition from a regional quick-service restaurant chain to a national restaurant company.

The following table summarizes the fair values of the assets acquired and liabilities assumed at the acquisition date. We utilized a third-party valuation expert to assist us in valuing the intangible assets acquired.

Current assets	$3,326
Property and equipment and other	8,186
Intangible assets	18,000
Goodwill	23,617

Total assets acquired	53,129
Liabilities assumed	7,667

Net assets acquired	$45,462

Intangible assets include franchise contracts, which are being amortized over a period of 26 years, and an unamortized trademark asset. None of the goodwill is deductible for tax purposes.

The results of Qdoba’s operations have been included in the consolidated financial statements since January 21, 2003. Had the acquisition been completed as of the beginning of fiscal year 2003, the Company would have reported the following pro forma amounts (as restated):

	2003	2002
Total revenues	$2,066,398	$1,988,522
Net earnings	69,563	78,060
Net earnings per share – Basic	$1.91	$1.99
Net earnings per share – Diluted	$1.88	$1.95

The pro forma results include interest expense on the Company’s credit facility, which was used to finance the acquisition. The pro forma amounts are not necessarily indicative of the results that would have resulted had the acquisition occurred at the beginning of the periods presented, nor is it necessarily indicative of anticipated future results.

JACK IN THE BOX INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except per share data)
(continued)

3. INTANGIBLE ASSETS

SFAS 141, Business Combinations, requires that all business combinations be accounted for using the purchase method of accounting and specifies the criteria to use in determining whether intangible assets identified in purchase accounting must be recorded separately from goodwill. We determined that our trading area rights (“TAR”), which represent the amounts allocated under purchase accounting to reflect the value of operating existing restaurants within each specific trading area, do not meet the separability criteria of SFAS 141. Therefore, effective September 30, 2002, trading area rights were reclassified to goodwill upon the adoption of SFAS 141.

In accordance with SFAS 142, Goodwill and Other Intangible Assets, goodwill and intangible assets with indefinite lives are not amortized, but are tested at least annually for impairment. Separable intangible assets with definite lives are amortized over their estimated useful lives. Per the provisions of SFAS 142, we ceased amortizing goodwill effective September 30, 2002.

Intangible assets consist of the following as of October 3, 2004 and September 28, 2003:

		2003
	2004	(Restated)
Amortized intangible assets:
Gross carrying amount	$60,550	$61,069
Less accumulated amortization	46,085	45,280

Net carrying amount	$14,465	$15,789

Unamortized intangible assets:
Goodwill	$90,218	$90,218
Trademark	8,800	8,800

	$99,018	$99,018

Amortized intangible assets include lease acquisition costs and acquired franchise contracts. The weighted-average life of the amortized intangible assets is approximately 23 years. Total amortization expense related to intangible assets was $1,260 and $1,321 in fiscal years 2004 and 2003 (as restated), respectively. The estimated amortization expense for each year from fiscal year 2005 through 2009 is $950, $790, $700, $585 and $550, respectively.

There were no changes to goodwill during fiscal year 2004. The changes in the carrying amount of goodwill during fiscal year 2003 were as follows:

	Jack in the Box	Qdoba	Total
Balance at September 29, 2002	$1,988	$—	$1,988
Reclassification of TAR and other	64,613	—	64,613
Goodwill acquired	—	23,617	23,617

Balance at September 28, 2003	$66,601	$23,617	$90,218

JACK IN THE BOX INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except per share data)
(continued)

3. INTANGIBLE ASSETS (continued)

Had the provisions of SFAS 142 been adopted at the beginning of the periods presented below, the Company would have reported net earnings and basic and diluted per share amounts as follows:

		2003	2002
	2004	(Restated)	(Restated)
Net earnings, as reported	$74,684	$70,084	$80,220
Goodwill and TAR amortization, net of taxes	—	—	2,848

Adjusted net earnings	$74,684	$70,084	$83,068

Net earnings, as reported – Basic	$2.06	$1.92	$2.04
Goodwill and TAR amortization, net of taxes	—	—	.07

Adjusted net earnings – Basic	$2.06	$1.92	$2.11

Net earnings, as reported – Diluted	$2.02	$1.90	$2.00
Goodwill and TAR amortization, net of taxes	—	—	.07

Adjusted net earnings – Diluted	$2.02	$1.90	$2.07

4. LONG-TERM DEBT

	2004	2003
The detail of long-term debt at each year-end follows:
Term loan, replaced during fiscal year 2004, variable interest rate based on an applicable margin plus LIBOR, 3.83% at October 3, 2004, quarterly payments of $688 through January 29, 2010 and $64,625 through January 8, 2011	$273,625	$149,250
Senior subordinated notes, net of discount of $95, repaid during fiscal year 2004	–	124,905
Secured notes, 11.5% interest, due in monthly installments through May 1, 2005	713	2,489
Capitalized lease obligations, 8.02% average interest rate	29,815	23,529
Other notes, principally unsecured, 10% average interest rate	1,142	2,907

	305,295	303,080
Less current portion	8,203	12,334

	$297,092	$290,746

On January 8, 2004, we secured a new senior term loan and amended our revolving credit facility, each with extended maturities. We used the proceeds from the new term loan to refinance our existing $150,000 term loan and redeem $125,000 of 8 3/8% senior subordinated notes due April 15, 2008, which resulted in a pre-tax charge to interest expense of $9,180. Our new financing is intended to provide a more flexible capital structure, facilitate the execution of our strategic plan, and decrease borrowing costs. Additionally, during the third quarter, we amended the term loan portion of our credit facility to achieve an approximate 50 basis point reduction in our borrowing rate over the loan term. Fees paid in association with the repricing were customary for such arrangements of this type and were not material.

JACK IN THE BOX INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except per share data)
(continued)

4. LONG-TERM DEBT (continued)

Our credit facility, as amended, provides borrowings in the aggregate amount of $475,000 and is comprised of: (i) a $200,000 revolving credit facility maturing on January 8, 2008, and (ii) a $275,000 term loan maturing on January 8, 2011, each with a rate of London Interbank Offered Rate plus 2.25%. The credit facility requires the payment of an annual commitment fee based on the unused portion of the credit facility. The annual commitment rate and the credit facility’s interest rates are based on a financial leverage ratio, as defined in the credit agreement. The Company and certain of its subsidiaries granted liens in substantially all personal property assets to secure our respective obligations under the credit facility. Under certain circumstances, the Company and each of its certain subsidiaries will be required to grant liens in certain real property assets to secure their respective obligations under the new credit facility. Additionally, certain of our real and personal property secure other indebtedness of the Company. At October 3, 2004, we had no borrowings under our revolving credit facility, with approximately $164,398 of availability under the agreement, given letters of credit outstanding of approximately $35,602.

We are subject to a number of customary covenants under our various credit agreements, including limitations on additional borrowings, acquisitions, loans to franchisees, capital expenditures, lease commitments and dividend payments, and requirements to maintain certain financial ratios, cash flows and net worth. Solely as a result of the restatements as described in Note 1, under “Restatement of Prior Financial Information”, the Company had a technical non-compliance with one non-financial covenant in its credit facility. The Company requested and received the appropriate waiver to cure the technical violation and, as a result of filing the restated financial statements, was in compliance with all debt covenants.

In January 1994, we entered into financing lease arrangements with two limited partnerships that related to 76 restaurants. At the inception of the financing lease arrangements, we recorded cash and cash held in trust, and established financing lease obligations of approximately $70,000 requiring semi-annual payments to cover interest and sinking fund obligations due in equal installments on January 1, 2003 and November 1, 2003. In January 2003, we paid a $1,300 fee to retire the debt early. The fee was charged to interest expense in the first quarter of fiscal year 2003 when the obligations were retired. We used borrowings under our credit facility and previous sinking fund payments to reacquire the interests in the restaurant properties and retire the high interest rate bearing financing lease obligations.

Aggregate maturities on all long-term debt are $8,203, $7,761, $7,912, $8,296 and $4,284 for the years 2005 through 2009, respectively.

Interest capitalized during the construction period of restaurants and, in 2004 and 2003, the Company’s Innovation Center was $1,997, $1,130, and $1,696 in 2004, 2003, and 2002, respectively.

5. LEASES

As Lessee – We lease restaurants and other facilities under leases having terms expiring at various dates through 2054. The leases generally have renewal clauses of 5 to 20 years exercisable at our option and, in some instances, have provisions for contingent rentals based upon a percentage of defined revenues. Many of our leases also have rent escalation clauses and require the payment of property taxes, insurance and maintenance costs. Minimum rental obligations are accounted for on a straight-line basis over the term of the initial lease. Total rent expense was as follows:

	2004	2003	2002
Minimum rentals	$178,937	$167,109	$152,754
Contingent rentals	5,250	6,029	7,292

	184,187	173,138	160,046
Less sublease rentals	(21,565)	(17,744)	(15,113)

	$162,622	$155,394	$144,933

JACK IN THE BOX INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except per share data)
(continued)

5. LEASES (continued)

During fiscal year 2004, we exercised our purchase option under certain lease arrangements and purchased approximately 100 Jack in the Box restaurant properties. By year-end, we had subsequently sold and leased back most of these properties at more favorable rental rates.

Future minimum lease payments under capital and operating leases are as follows:

Fiscal	Capital	Operating
year	leases	leases
2005	$5,340	$165,473
2006	5,316	157,504
2007	5,285	146,040
2008	4,888	135,071
2009	2,489	124,171
Thereafter	11,825	922,847

Total minimum lease payments	35,143	$1,651,106
Less amount representing interest, 8.02% average interest rate	(5,328)

Present value of obligations under capital leases	29,815
Less current portion	(4,410)

Long-term capital lease obligations	$25,405

Total minimum lease payments have not been reduced for future minimum sublease rents of $315,827 expected to be recovered under our operating subleases. Assets recorded under capital leases are included in property and equipment and consisted of the following at each year-end:

		2003
	2004	(Restated)
Buildings	$22,161	$21,386
Equipment	18,289	9,222

	40,450	30,608
Less accumulated amortization	(14,452)	(10,219)

	$25,998	$20,389

As Lessor – We lease or sublease restaurants to certain franchisees and others under agreements that generally provide for the payment of percentage rentals in excess of stipulated minimum rentals, usually for a period of 20 years. Total rental revenue was $39,906, $32,749 and $28,755, including contingent rentals of $10,290, $9,319 and $10,559, in 2004, 2003 and 2002, respectively.

The minimum rents receivable expected to be received under these non-cancelable leases, excluding contingent rentals, are as follows:

Fiscal	Direct financing	Operating
year	lease	leases
2005	$336	$31,457
2006	336	29,122
2007	336	26,434
2008	336	24,296
2009	336	22,891
Thereafter	4,136	221,677

Total minimum future rentals	5,816	$355,877
Less amount representing unearned income.	(5,415)

Net investment (included in other assets)	$401

JACK IN THE BOX INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except per share data)
(continued)

5. LEASES (continued)

Land and building assets held for lease were $54,782 and $49,312, net of accumulated amortization of $33,755 and $29,959 as of October 3, 2004 and September 28, 2003 (as restated), respectively.

6. RESTAURANT CLOSING AND IMPAIRMENT CHARGES

In the second and fourth quarters of fiscal 2004, we recorded immaterial impairment charges related to four restaurants we intend to close upon the expiration of their leases in 2005. In fiscal year 2002, management committed to closing eight under-performing restaurants during 2003. As a result of management’s plan to close these restaurants, in 2002 we recorded non-cash charges of approximately $2,400 for the impairment of the related long-lived assets and lease exit charges of approximately $3,900. These charges have been included in selling, general and administrative expenses in the consolidated statements of earnings.

Total accrued restaurant closing costs were $6,321 and $7,011 as of October 3, 2004 and September 28, 2003, respectively, and are included in accrued expenses and other long-term liabilities. In fiscal year 2004, lease exit costs of $287 were charged to operations, resulting from revisions to certain sublease assumptions, and cash payments of $977 were applied against the restaurant closing costs accrual.

7. INCOME TAXES

The fiscal year income taxes consist of the following:

		2003	2002
	2004	(Restated)	(Restated)
Federal – current	$33,082	$21,137	$24,745
– deferred	17,986	3,876	4,944
State – current	5,715	4,647	4,545
– deferred	2,546	(1,794)	902

Subtotal	59,329	27,866	35,136
Income tax (expense) benefit related to additional minimum pension liability	(16,509)	11,652	5,655

Income taxes	$42,820	$39,518	$40,791

A reconciliation of the federal statutory income tax rate to our effective tax rate is as follows:

		2003	2002
	2004	(Restated)	(Restated)
Computed at federal statutory rate	35.0%	35.0%	35.0%
State income taxes, net of federal tax benefit	3.2	2.8	3.6
Benefit of jobs tax credits	(1.2)	(1.3)	(1.2)
Adjustment to estimated tax accruals	–	(.6)	(4.6)
Other, net	(.6)	.2	.9

	36.4%	36.1%	33.7%

JACK IN THE BOX INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except per share data)
(continued)

7. INCOME TAXES (continued)

The tax effects of temporary differences that give rise to significant portions of deferred tax assets and deferred tax liabilities at each year-end are presented below:

		2003
	2004	(Restated)
Deferred tax assets:
Accrued pension and post retirement benefits	$11,478	$29,716
Accrued insurance	17,140	14,585
Accrued vacation pay expense	12,282	11,796
Deferred income	11,067	13,836
Other reserves and allowances	8,707	8,787
Tax loss and tax credit carryforwards	251	626
Other, net	10,225	7,646

Total gross deferred tax assets	71,150	86,992

Deferred tax liabilities:
Property and equipment, principally due to differences in depreciation	92,971	89,129
Intangible assets	19,959	19,111

Total gross deferred tax liabilities	112,930	108,240

Net deferred tax liabilities	$41,780	$21,248

In 2004, the favorable tax rate resulted from additional tax credits obtained. The lower rates in 2003 and 2002 resulted from the favorable resolutions of long-standing tax matters.

As of October 3, 2004 and September 28, 2003, we had not recorded a valuation allowance because we believe it is more likely than not that the net deferred tax assets will be realized through future taxable income or alternative tax strategies.

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

8. RETIREMENT AND SAVINGS PLANS

We have non-contributory defined benefit pension plans covering those employees meeting certain eligibility requirements. These plans are subject to modification at any time. The plans provide retirement benefits based on years of service and compensation. It is our practice to fund retirement costs as necessary.

The Company uses a June 30 measurement date for its defined benefit pension plans. The following table provides a reconciliation, as of June 30, 2004 and June 30, 2003, of the changes in benefit obligations, plans assets and funded status of the Company’s qualified and non-qualified plans.

	Qualified plans		Non–qualified plan
	2004	2003	2004	2003
Change in benefit obligation:
Benefit obligation at beginning of year	$139,595	$94,088	$31,663	$23,590
Service cost	8,170	5,357	536	511
Interest cost	8,943	7,186	1,941	1,725
Actuarial (gain) loss	(2,851)	34,001	(2,093)	5,573
Benefits paid	(2,523)	(2,117)	(1,214)	(1,016)
Plan amendment and other	–	1,080	45	1,280

Benefit obligation at end of year	$151,334	$139,595	$30,878	$31,663

Change in plan assets:
Fair value of plan assets at beginning of year	$84,928	$64,907	$–	$–
Actual return on plan assets	14,611	2,543	–	–
Employer contributions	30,000	19,595	1,214	1,016
Benefits paid	(2,523)	(2,117)	(1,214)	(1,016)

Fair value of plan assets at end of year	$127,016	$84,928	$–	$–

Reconciliation of funded status:
Funded status	$(24,318)	$(54,667)	$(30,878)	$(31,663)
Unrecognized net loss	45,370	62,064	5,894	8,590
Unrecognized prior service cost	832	956	4,873	5,570

Net amount recognized	$21,884	$8,353	$(20,111)	$(17,503)

Amounts recognized in the statement of financial position consist of:
Accrued benefit liability	$–	$(30,735)	$(27,037)	$(29,430)
Prepaid benefit cost	21,884	–	–	–
Accumulated other comprehensive loss	–	38,132	2,053	6,357
Intangible assets	–	956	4,873	5,570

Net asset (liability) recognized	$21,884	$8,353	$(20,111)	$(17,503)

JACK IN THE BOX INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except per share data)
(continued)

8. RETIREMENT AND SAVINGS PLANS (continued)

A minimum pension liability adjustment is required when the accumulated benefit obligation exceeds the fair value of plan assets and accrued benefit liabilities at the measurement date. In fiscal year 2004, employer contributions and an improvement in the fixed income and equity markets has caused the market value of our pension plan assets to increase, and higher interest rates have caused our accumulated benefit obligation to decrease. As a result, we were able to fully reverse the qualified plans’ additional minimum pension liability and a portion of the non-qualified plan’s additional minimum pension liability at October 3, 2004. The reversal resulted in a cumulative charge to other comprehensive income in the consolidated statements of stockholders’ equity of $1,254, a decrease of $25,930 compared with a year ago. All defined benefit pension plan obligations, regardless of the funding status of the underlying plans, are fully supported by the financial strength of the Company.

At June 30, 2004, the qualified plans’ accumulated benefit obligation was fully funded by the plans’ assets due primarily to contributions totaling $30,000 in 2004 from available cash on hand. At June 30, 2003, the qualified plans’ accumulated benefit obligations exceeded their assets due to the downturn in the equity markets and lower interest rates. The non-qualified plan is an unfunded plan and, as such, had no plan assets, as of June 30, 2004 and 2003.

	2004	2003
Qualified plans
Projected benefit obligation	$151,334	$139,595
Accumulated benefit obligation	126,073	115,663
Fair value of plan assets	127,016	84,928
Non-qualified plan
Projected benefit obligation	$30,878	$31,663
Accumulated benefit obligation	27,037	29,430
Fair value of plan assets	–	–

Net Periodic Pension Cost — The components of the fiscal year net defined benefit pension cost are as follows:

	Qualified plans			Non-qualified plan
	2004	2003	2002	2004	2003	2002
Service cost	$8,170	$5,357	$4,586	$536	$511	$298
Interest cost	8,943	7,186	6,063	1,941	1,725	1,747
Expected return on plan assets	(7,040)	(6,468)	(5,917)	–	–	–
Recognized actuarial loss	6,272	2,378	–	–	–	–
Net amortization	124	93	(36)	1,346	674	770

Net periodic pension cost	$16,469	$8,546	$4,696	$3,823	$2,910	$2,815

JACK IN THE BOX INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except per share data)
(continued)

8. RETIREMENT AND SAVINGS PLANS (continued)

Assumptions — The Company determines its actuarial assumptions on an annual basis. In determining the present values of the Company’s benefit obligations and net periodic pension costs as of and for the fiscal years ended October 3, 2004 and September 28, 2003, respectively, we used the following weighted-average assumptions:

	Qualified plans		Non–qualified plan
	2004	2003	2004	2003
Assumptions used to determine benefit obligations (1):
Discount rate	6.45%	6.15%	6.45%	6.15%
Long-term rate of return on assets	7.50	7.50	N/A	N/A
Rate of future compensation increases	3.50	3.50	5.00	5.00
Assumptions used to determine net periodic pension cost (2):
Discount rate	6.15%	7.30%	6.15%	7.30%
Long-term rate of return on assets	7.50	8.50	N/A	N/A
Rate of future compensation increases	3.50	3.50	5.00	5.00

(1)	Determined as of end of year.
(2)	Determined as of beginning of year.

The long-term rate of return on assets was determined taking into consideration our projected asset allocation and economic forecasts prepared by our actuarial consultants.

Plan Assets – As of October 3, 2004, our target asset allocation was 41% U.S. equities, 39% debt securities, 15% international equities and 6% balanced fund. We regularly monitor our asset allocation to ensure it approximates our target allocation, and performance results are reviewed at least quarterly by senior financial management and the Finance Committee of the Board of Directors. We believe our long-term asset allocation will continue to approximate our target allocation. The qualified plans’ had the following asset allocations at June 30, 2004 and June 30, 2003:

	2004	2003
U.S. equities	41%	48%
International equities	9	10
Debt securities	34	42
Balanced fund	5	–
Cash (1)	11	—

	100%	100%

(1)	We made a contribution to the qualified plans on June 30, 2004 that approximated 10% of the plans’ assets. This cash contribution was allocated to the appropriate asset classes on the next business day, July 1, 2004.

Future Cash Flows — During fiscal year 2005, the Company currently expects to contribute approximately $10,000 to its qualified plans and $1,800 to its non-qualified plan. Total qualified and non-qualified plan pension benefits expected to be paid in each year from fiscal year 2005 through 2009 are $3,960, $4,175, $4,690, $5,175 and $5,756, respectively. The aggregate expected benefits to be paid in the five fiscal years from 2010 through 2014 are $39,484. Expected benefits to be paid are based on the same assumptions used to measure the Company’s benefit obligation at October 3, 2004 and include estimated future employee service.

JACK IN THE BOX INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except per share data)
(continued)

8. RETIREMENT AND SAVINGS PLANS (continued)

We maintain savings plans pursuant to Section 401(k) of the Internal Revenue Code which allows administrative and clerical employees who have satisfied the service requirements and reached age 21, to defer a percentage of their pay on a pre-tax basis. We contribute an amount equal to 50% of the first 4% of compensation that is deferred by the participant. Our contributions under these plans were $1,940, $1,874 and $1,838 in 2004, 2003 and 2002, respectively. We also maintain an unfunded, non-qualified deferred compensation plan, which was created in 1990 for key executives and other members of management who are excluded from participation in the qualified savings plan. This plan allows participants to defer up to 50% of their salary and 100% of their bonus, on a pre-tax basis. We match an amount equal to 100% of the first 3% contributed by the employee. Our contributions under the non-qualified deferred compensation plan were $645, $685 and $617 in 2004, 2003 and 2002, respectively. In each plan, a participant’s right to Company contributions vests at a rate of 25% per year of service.

We maintain a deferred compensation plan for non-management directors. Under the plan’s equity option, those who are eligible to receive directors’ fees or retainers may choose to defer receipt of their compensation. The amounts deferred are converted into stock equivalents at the then-current market price of our common stock. We provide a deferment credit equal to 25% of the compensation initially deferred. Under this plan, our liability is adjusted at the end of each reporting period to reflect the then-current market price of our common stock. In 2004, 2003 and 2002 we expensed (credited) a total of $1,550, $(95), and $(312), respectively, for both the deferment credit and the stock appreciation (depreciation) on the deferred compensation.

9. POST RETIREMENT BENEFIT PLAN

We sponsor a health care plan that provides post retirement medical benefits for employees who meet minimum age and service requirements. The plan is contributory, with retiree contributions adjusted annually, and contains other cost-sharing features such as deductibles and coinsurance. Our policy is to fund the cost of medical benefits in amounts determined at the discretion of management.

	2004	2003
Change in benefit obligation:
Benefit obligation at beginning of year	$13,543	$9,099
Service cost	259	322
Interest cost	825	661
Participant contributions	69	36
Actuarial (gain) loss	(293)	3,631
Benefits paid	(186)	(206)

Benefit obligation at end of year	$14,217	$13,543

Change in plan assets:
Fair value of plan assets at beginning of year	$–	$–
Employer contributions	117	170
Participant contributions	69	36
Benefits paid	(186)	(206)

Fair value of plan assets at end of year	$–	$–

Reconciliation of funded status:
Funded status	$(14,217)	$(13,543)
Unrecognized net gain	(5,200)	(5,413)

Net liability recognized	$(19,417)	$(18,956)

JACK IN THE BOX INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except per share data)
(continued)

9. POST RETIREMENT BENEFIT PLAN (continued)

All of the net liability recognized in the reconciliation of funded status is included as an other long-term liability in the consolidated balance sheets.

Assumptions – The Company determines its actuarial assumptions on an annual basis. In determining the present values of the Company’s benefit obligation and net periodic benefit cost as of and for the fiscal years ended October 3, 2004 and September 28, 2003, respectively, we used the following assumptions:

	2004	2003
Assumptions used to determine benefit obligation:
Discount rate	6.45%	6.15%
Measurement date	6/30/2004	6/30/2003
Assumptions used to determine net periodic benefit cost:
Discount rate	6.15%	7.30%
Measurement date	6/30/2003	6/30/2002

Net Periodic Benefit (Income) Cost – The components of the fiscal year net periodic post retirement benefit cost are as follows:

	2004	2003	2002
Service cost	$259	$322	$278
Interest cost	825	661	595
Net amortization	(506)	(914)	(1,113)

Net periodic benefit (income) cost	$578	$69	$(240)

Health Care Cost Trend Rates – For measurement purposes, an 11.0% and 11.5% annual rate of increase in the per capita cost of covered benefits (i.e., health care cost trend rate) was assumed for 2005 for plan participants under age 65 and age 65 or older, respectively. These trend rate assumptions decrease in each successive year until reaching 5.0% in 2014. The health care cost trend rate assumption has a significant effect on the amounts reported. For example, increasing the assumed health care cost trend rates by 1.0% percent in each year would increase the accumulated post retirement benefit obligation as of October 3, 2004 by $2,327, or 16.4%, and the aggregate of the service and interest cost components of net periodic post retirement benefit cost for 2004 by $197, or 18.2%.

Future Cash Flows – During fiscal year 2005, the Company expects to contribute approximately $300 to its post retirement benefit plan. The benefits expected to be paid in each year from fiscal year 2005 through 2009 are $325, $372, $430, $496 and $586, respectively. The aggregate benefits expected to be paid in the five fiscal years from 2010 through 2014 are $5,510.

Our post retirement health care plan provides for prescription drug benefits. On December 8, 2003, Medicare legislation was enacted introducing a federal prescription drug subsidy to sponsors of retiree health care plans that provide a benefit that is at least actuarially equivalent to the Medicare prescription drug benefit. On May 19, 2004, the FASB issued FSP 106-2, Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003, which supercedes FSP 106-1. FSP 106-2 discusses certain accounting and disclosure requirements related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003. We adopted the provisions of FSP 106-2 in the fourth quarter of fiscal year 2004 as required. Any such subsidy we may be eligible to receive will be recorded as a reduction in our accumulated benefit obligation and a decrease in future net periodic post retirement benefit cost. We have not yet determined whether the prescription drug benefits provided under our post retirement plan meet the requirements to receive the federal subsidy; however, we do not believe any such benefits we may be eligible for will have a material impact on our results of operations or financial position.

JACK IN THE BOX INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except per share data)
(continued)

10. STOCK-BASED EMPLOYEE COMPENSATION

We offer stock plans to attract, retain and motivate key officers, non-employee directors and employees to work toward the future financial success of the Company. All of the Plans are administered by the Compensation Committee of the Board of Directors and have been approved by the stockholders of the Company. We maintain three stock plans under which new awards may still be issued: the 2004 Stock Incentive Plan (the “2004 Plan”); the 2002 Stock Incentive Plan (the “2002 Plan”); and the Non-Employee Director Stock Option Plan (the “Director Plan”).

The 2004 Plan was adopted in February 2004 and provides for the issuance of up to 1,250,000 common shares in connection with the granting of stock options, stock appreciation rights, restricted stock purchase rights, restricted stock bonuses, restricted stock units or performance units to key employees and directors. No more than 250,000 shares may be granted under this plan as restricted stock or performance based awards.

The 2002 Plan was adopted in February 2002. Under the 2002 Plan, officers and other key employees are eligible to receive stock options and incentive stock awards. Subject to certain adjustments, up to a maximum of 1,900,000 shares of common stock may be sold or issued under the 2002 Plan.

In February 1995, we adopted the Director Plan. Under the Director Plan, any eligible director of Jack in the Box Inc. who is not an employee of the Company or its subsidiaries is granted annually an option to purchase shares of common stock at fair market value. The actual number of shares that may be purchased under the option is based on the relationship of a portion of each director’s compensation to the fair market value of the common stock, but is limited to a maximum of 10,000 shares annually. Subject to certain adjustments, up to a maximum of 650,000 shares of common stock may be sold or issued under the Director Plan. Unless sooner terminated, no awards shall be granted after February 17, 2005, although common stock may be issued thereafter pursuant to awards granted prior to such date.

We also maintain two other plans under which we may no longer issue awards, although awards outstanding under these plans may still vest and be exercised: the 1993 Stock Option Plan (the “1993 Plan”) and the 1992 Employee Stock Incentive Plan (the “1992 Plan”).

In August 1993, we adopted the 1993 Plan. Under the 1993 Plan, employees who do not receive stock options under the 1992 Plan are eligible to receive annually stock options with an aggregate exercise price equivalent to a percentage of their eligible earnings. Subject to certain adjustments, up to a maximum of 3,000,000 shares of common stock may be sold or issued under the 1993 Plan.

In January 1992, we adopted the 1992 Plan under which employees are eligible to receive stock options, restricted stock and other various stock-based awards. Subject to certain adjustments, up to a maximum of 3,775,000 shares of common stock may be sold or issued under the 1992 Plan.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except per share data)
(continued)

10. STOCK-BASED EMPLOYEE COMPENSATION (continued)

The following is a summary of stock option activity for the three fiscal years ended October 3, 2004:

		Option exercise price per share
			Weighted-
	Shares	Range	Average
Balance at September 30, 2001	3,998,101	$4.19 - 32.77	$19.24
Granted	815,341	23.00 - 31.87	25.01
Exercised	(518,068)	22.52 - 34.09	29.56
Canceled	(114,442)	7.50 - 26.63	24.42

Balance at September 29, 2002	4,180,932	4.19 - 32.77	21.12
Granted	879,196	22.98 - 15.37	20.71
Exercised	(42,002)	15.94 - 23.29	20.41
Canceled	(126,233)	5.75 - 26.63	23.14

Balance at September 28, 2003	4,891,893	4.19 - 32.77	21.10
Granted	1,406,307	18.90 - 31.15	21.64
Exercised	(580,244)	5.00 - 26.63	15.42
Canceled	(127,909)	5.75 - 26.63	21.92

Balance at October 3, 2004	5,590,047	4.19 - 32.77	21.80

The following is a summary of stock options outstanding at October 3, 2004:

	Options outstanding			Options exercisable
		Weighted-average
		remaining	Weighted-		Weighted-
Range of	Number	contractual	average	Number	Average
exercise prices	outstanding	life in years	exercise price	exercisable	exercise price
$4.19 - 18.90	1,614,702	6.70	$15.90	655,168	$11.61
19.06 - 20.95	1,159,126	6.87	20.32	610,991	19.77
22.98 - 25.00	1,264,061	6.63	24.25	815,107	24.03
26.00 - 26.63	1,133,158	6.20	26.21	868,847	26.28
28.92 - 32.77	419,000	9.64	29.35	26,000	32.70

4.19 - 32.77	5,590,047	6.84	21.80	2,976,113	21.15

At October 3, 2004, September 28, 2003, and September 29, 2002, the numbers of options exercisable were 2,976,113, 2,874,900, and 2,228,821, respectively, and the weighted-average exercise prices of those options were $21.15, $19.39, and $17.71, respectively.

The weighted-average fair value of options granted was $9.66 in 2004, $9.18 in 2003, and $11.35 in 2002. The fair value of each option granted has been estimated on the date of grant using the Black-Scholes option-pricing model. Valuation models require the input of highly subjective assumptions, including the expected volatility of the stock price. Therefore, in management’s opinion, the existing models do not necessarily provide a reliable single measure of the value of employee stock options. The following weighted-average assumptions were used for stock option grants in each fiscal year:

	2004	2003	2002
Risk-free interest rate	3.7%	3.6%	4.2%
Volatility	40.4%	40.0%	40.0%
Dividends yield	0.0%	0.0%	0.0%
Expected life	6 years	6 years	6 years

JACK IN THE BOX INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except per share data)
(continued)

10. STOCK-BASED EMPLOYEE COMPENSATION (continued)

The Company awarded 35,000 and 252,600 shares of restricted stock to certain executives during fiscal years 2004 and 2003, respectively. These restricted stock awards have been recognized as unearned compensation in stockholders’ equity based upon the fair value of the Company’s common stock on the award date. Unearned compensation is amortized to compensation expense over the estimated vesting period. In 2004 and 2003, $584 and $497 was expensed in connection with these awards.

During fiscal year 2004, the Company also issued 92,919 shares of performance vested restricted stock awards. The number of shares to be received under these awards at the end of the three-year performance period will depend on the attainment of certain performance objectives. The expected cost of the shares will be reflected over the related performance period, fiscal years 2005 through 2007. Since performance-based stock awards are contingent upon satisfying certain conditions, they are considered to be contingently issuable and, therefore, are not included in the calculation of diluted earnings per share.

11. STOCKHOLDERS’ EQUITY

Preferred stock – We have 15,000,000 shares of preferred stock authorized for issuance at a par value of $.01 per share. No preferred shares have been issued.

On July 26, 1996, the Board of Directors declared a dividend of one preferred stock purchase right (a “Right”) for each outstanding share of our common stock, which Rights expire on July 26, 2006. Each Right entitles a stockholder to purchase for an exercise price of $40, subject to adjustment, one one-hundredth of a share of the Company’s Series A Junior Participating Cumulative Preferred Stock, or, under certain circumstances, shares of common stock of Jack in the Box Inc. or a successor company with a market value equal to two times the exercise price. The Rights would only become exercisable for all other persons when any person acquires a beneficial interest of at least 20% of the Company’s outstanding common stock. The Rights have no voting privileges and may be redeemed by the Board of Directors at a price of $.001 per Right at any time prior to or shortly after the acquisition of a beneficial ownership of 20% of the outstanding common shares. There are 383,486 shares of Series A Junior Participating Cumulative Preferred Stock reserved for issuance upon exercise of the Rights.

Treasury stock – Pursuant to stock repurchase programs authorized by our Board of Directors, the Company repurchased 228,400, 2,566,053, and 1,208,200 shares of our common stock for approximately $7,138, $50,157, and $33,287 during 2004, 2003 and 2002, respectively. As of October 3, 2004, we had $27,861 of repurchase availability remaining, which was fully utilized by October 27, 2004.

Accumulated other comprehensive loss – Minimum pension liability adjustments comprise the only components of accumulated other comprehensive loss at October 3, 2004, September 28, 2003 and September 29, 2002.

JACK IN THE BOX INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except per share data)
(continued)

12. AVERAGE SHARES OUTSTANDING

Net earnings per share for each fiscal year is based on the weighted-average number of common shares outstanding during the year, determined as follows (in thousands):

	2004	2003	2002
Shares outstanding, beginning of fiscal year	36,034	38,558	39,248
Effect of common stock issued	205	15	274
Effect of common stock reacquired	(2)	(2,100)	(200)

Weighted-average shares outstanding – basic	36,237	36,473	39,322
Assumed additional shares issued upon exercise of stock options, net of shares reacquired at the average market price	644	288	790
Effect of restricted stock issued	80	207	–

Weighted-average shares outstanding – diluted.	36,961	36,968	40,112

Stock options excluded (1)	1,281	3,547	468

(1)	Excluded from diluted weighted-average shares outstanding because their exercise prices exceeded the average market price of common stock for the period.

     13. COMMITMENTS, CONTINGENCIES AND LEGAL MATTERS

Commitments – The Company is principally liable for lease obligations on various properties sub-leased to third parties. We are also obligated under lease guarantee agreements associated with two Chi-Chi’s restaurant properties. Due to the bankruptcy of the Chi-Chi’s restaurant chain, previously owned by the Company, we are obligated to perform in accordance with the terms of a guarantee agreement, as well as four other lease agreements which expire at various dates in 2010 and 2011. During fiscal year 2003, we established an accrual for these lease obligations and do not anticipate incurring any additional charges related to the Chi-Chi’s bankruptcy in future years.

Legal Proceedings – The Company is subject to normal and routine litigation. In the opinion of management, based in part on the advice of legal counsel, the ultimate liability from all pending legal proceedings, asserted legal claims and known potential legal claims should not materially affect our operating results, financial position and liquidity.

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

JACK IN THE BOX INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except per share data)
(continued)

14. SEGMENT REPORTING

Prior to the acquisition of Qdoba Restaurant Corporation, the Company operated its business in a single segment. Subsequent to the acquisition, the Company has two operating segments, Jack in the Box and Qdoba, based on the Company’s management structure and method of internal reporting. Based upon certain quantitative thresholds, only Jack in the Box is considered a reportable segment. Summarized financial information concerning our reportable segment is shown in the following table:

		2003	2002
	2004	(Restated)	(Restated)
Revenues	$2,284,305	$2,038,292	$1,966,360
Earnings from operations	143,116	133,807	143,925
Cash flows used for additions to property and equipment	112,518	108,438	142,588
Total assets	1,274,002	1,133,716	1,035,845

Interest expense and income taxes are not reported on an operating segment basis in accordance with the Company’s method of internal reporting.

A reconciliation of reportable segment revenues to consolidated revenue follows:

	2004	2003	2002
Revenues	$2,284,305	$2,038,292	$1,966,360
Qdoba revenues and other	38,059	19,998	–

Consolidated revenues	$2,322,364	$2,058,290	$1,966,360

A reconciliation of reportable segment earnings from operations to consolidated earnings from operations follows:

		2003	2002
	2004	(Restated)	(Restated)
Earnings from operations	$143,116	$133,807	$143,925
Qdoba earnings from operations	1,706	633	–

Consolidated earnings from operations	$144,822	$134,440	$143,925

A reconciliation of reportable segment total assets to consolidated total assets follows:

		2003	2002
	2004	(Restated)	(Restated)
Total assets	$1,274,002	$1,133,716	$1,035,845
Qdoba total assets	60,494	55,613	–
Investment in Qdoba and other	(49,154)	(46,848)	–

Consolidated total assets	$1,285,342	$1,142,481	$1,035,845

JACK IN THE BOX INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except per share data)
(continued)

15. SUPPLEMENTAL CASH FLOW INFORMATION

	2004	2003	2002
Cash paid during the year for:
Interest, net of amounts capitalized	$23,564	$21,463	$21,670
Income tax payments	29,265	18,665	40,672
Capital lease obligations incurred	9,912	9,222	475
Restricted stock issued	1,012	5,151	–
Performance vested restricted stock units issued	2,905	–	–

The consolidated statements of cash flows also exclude the following non-cash transactions: (i) non-cash proceeds from the Company’s short-term financing of a portion of the sale of company-operated restaurants to certain qualified franchisees of $5,265, $29,599 and $15,193 in 2004, 2003 and 2002, respectively, included in accounts receivable; and (ii) the use of sinking fund payments, which were recorded as other current assets as of September 29, 2002 to retire financing lease obligations during 2003.

16. SUPPLEMENTAL FINANCIAL STATEMENT INFORMATION

	October 3,	September 28,
	2004	2003
Accounts receivable:
Trade	$11,852	$8,460
Notes receivable	779	17,988
Other	6,415	5,821
Allowances for doubtful accounts	(736)	(687)

	$18,310	$31,582

Accrued liabilities:
Payroll and related taxes	$76,069	$49,853
Sales and property taxes	27,096	21,623
Insurance	42,412	40,479
Advertising	19,487	13,704
Other	48,905	48,933

	$213,969	$174,592

JACK IN THE BOX INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except per share data)
(continued)

17. UNAUDITED QUARTERLY RESULTS OF OPERATIONS

	16 weeks ended	12 weeks ended		13 weeks ended
	Jan. 18, 2004	Apr. 11, 2004	July 4, 2006	Oct. 3, 2004
Fiscal year 2003	(Restated)	(Restated)	(Restated)	(Restated)
Revenues	$669,920	$517,266	$541,241	$593,937
Earnings from operations	39,018	33,252	36,541	36,011
Net earnings	14,352	18,663	20,683	20,986
Net earnings per share:
Basic	.40	.51	.57	.57
Diluted	.40	.50	.55	.56

	16 weeks ended	12 weeks ended
	Jan. 19, 2003	Apr. 13, 2003	July 6, 2003	Sept. 28, 2003
Fiscal year 2003	(Restated)	(Restated)	(Restated)	(Restated)
Revenues	$613,334	$463,349	$488,574	$493,033
Earnings from operations	40,608	30,788	33,490	29,554
Net earnings	20,072	15,504	18,956	15,551
Net earnings per share:
Basic	.54	.43	.53	.43
Diluted	.53	.42	.52	.43

18. ADOPTION OF NEW ACCOUNTING PRONOUNCEMENTS

In December 2003, FASB issued Interpretation 46 Revised, Consolidation of Variable Interest Entities – an interpretation of Accounting Research Bulletin No. 51, which provides among other things, the immediate deferral of the application of Interpretation 46 for entities which did not originally qualify as special purpose entities, and provided additional scope exceptions for joint ventures with business operations and franchises. The adoption of this Interpretation did not have a material impact on our results of operations or financial position.

In December 2003, the FASB issued SFAS 132 Revised, Employers’ Disclosures about Pensions and Other Post Retirement Benefits. This Statement requires revisions to employers’ disclosures about pension plans and other post retirement plans. We adopted both the interim and annual period disclosure requirements in fiscal 2004. The new annual disclosure requirements are included in Note 8, Retirement and Savings Plans, and Note 9, Post Retirement Benefit Plan.