Form 10-Q
period 2005-01-23
JACK IN THE BOX INC /NEW/
filed 2005-03-04
CIK 807882

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended January 23, 2005

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

Yes ☑ No ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

Yes ☑ No ☐

Number of shares of common stock, $.01 par value, outstanding as of the close of business February 28, 2005- 36,508,709.

JACK IN THE BOX INC. AND SUBSIDIARIES

PART I. FINANCIAL INFORMATION

ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS

JACK IN THE BOX INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands)

	January 23,	October 3,
	2005	2004

ASSETS	(Unaudited)

Current assets:
Cash and cash equivalents (includes restricted cash of approximately $42,000 as of January 23, 2005)	$118,054	$131,700
Accounts and notes receivable, net	20,191	18,310
Inventories	38,712	34,043
Prepaid expenses and other current assets	13,920	21,694
Assets held for sale and leaseback	43,688	34,408

Total current assets	234,565	240,155

Property and equipment, net	859,036	862,610

Goodwill	90,919	90,218

Intangible assets, net	22,886	23,265

Other assets, net	68,040	69,094

	$1,275,446	$1,285,342

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Current maturities of long-term debt	$8,019	$8,203
Accounts payable	62,031	53,503
Accrued liabilities	181,763	213,969

Total current liabilities	251,813	275,675

Long-term debt, net of current maturities	295,236	297,092

Other long-term liabilities	120,682	117,396

Deferred income taxes	41,676	41,780

Stockholders’ equity:
Preferred stock $.01 par value, 15,000,000 authorized, none issued	—	—
Common stock $.01 par value, 75,000,000 authorized, 44,407,025 and 43,846,512 issued, respectively	444	438
Capital in excess of par value	353,034	338,326
Retained earnings	380,908	355,478
Accumulated other comprehensive loss, net	(1,254)	(1,254)
Unearned compensation	(7,630)	(7,988)
Treasury stock, at cost, 8,022,322 and 7,173,227 shares, respectively	(159,463)	(131,601)

Total stockholders’ equity	566,039	553,399

	$1,275,446	$1,285,342

See accompanying notes to consolidated financial statements.

JACK IN THE BOX INC. AND SUBSIDIARIES

UNAUDITED CONSOLIDATED STATEMENTS OF EARNINGS
(In thousands, except per share data)

	Sixteen Weeks Ended
	January 23,	January 18,
	2005	2004
		(Restated)
Revenues:
Restaurant sales	$612,140	$597,712
Distribution and other sales	93,040	43,670
Franchise rents and royalties	24,656	21,217
Other	8,760	7,321

	738,596	669,920

Costs of revenues:
Restaurant costs of sales	192,279	188,449
Restaurant operating costs	319,898	315,063
Costs of distribution and other sales	92,103	42,907
Franchised restaurant costs	10,331	8,916

	614,611	555,335

Selling, general and administrative	79,558	75,567

Earnings from operations	44,427	39,018

Interest expense	4,862	15,899

Earnings before income taxes	39,565	23,119

Income taxes	14,135	8,767

Net earnings	$25,430	$14,352

Net earnings per share:
Basic	$.71	$.40
Diluted	$.68	$.39

Weighted-average shares outstanding:
Basic	35,954	36,050
Diluted	37,313	36,607

See accompanying notes to consolidated financial statements.

JACK IN THE BOX INC. AND SUBSIDIARIES

UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Sixteen Weeks Ended
	January 23,	January 18,
	2005	2004
		(Restated)
Cash flows from operating activities:
Net earnings	$25,430	$14,352
Non-cash items included in operations:
Depreciation and amortization	26,110	25,229
Deferred finance cost amortization	330	728
Deferred income taxes	(104)	736
Amortization of unearned compensation expense	358	169
Loss on early retirement of debt	—	9,177
Tax benefit associated with exercise of stock options	3,242	—
Gains on the sale of company-operated restaurants	(6,423)	(5,112)
Changes in assets and liabilities:
Increase in receivables	(1,915)	(114)
Increase in inventories	(4,669)	(3,102)
Decrease in prepaid expenses and other current assets	7,774	3,678
Increase (decrease) in accounts payable	8,528	(6,388)
Increase (decrease) in other liabilities	(25,108)	14,573

Cash flows provided by operating activities	33,553	53,926

Cash flows from investing activities:
Additions to property and equipment	(30,507)	(23,501)
Dispositions of property and equipment	4,504	1,993
Proceeds from the sale of company-operated restaurants	8,562	3,111
Increase in assets held for sale and leaseback	(6,916)	(9,865)
Collections on notes receivable	328	10,020
Pension contributions	—	(17,000)
Other	(4,309)	(3,902)

Cash flows used in investing activities	(28,338)	(39,144)

Cash flows from financing activities:
Proceeds from issuance of debt	—	275,000
Principal payments on debt	(2,471)	(275,230)
Debt issuance and debt repayment costs	—	(6,636)
Repurchase of common stock	(27,862)	—
Proceeds from issuance of common stock	11,472	280

Cash flows used in financing activities	(18,861)	(6,586)

Net increase (decrease) in cash and cash equivalents	$(13,646)	$8,196

See accompanying notes to consolidated financial statements.

JACK IN THE BOX INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except per share data)

1.	GENERAL

The accompanying unaudited consolidated financial statements of Jack in the Box Inc. (the “Company”) and its subsidiaries have been prepared in accordance with U.S. generally accepted accounting principles and the rules and regulations of the Securities and Exchange Commission (“SEC”). In our opinion, all adjustments considered necessary for a fair presentation of financial condition and results of operations for this interim period have been included. Operating results for one interim period are not necessarily indicative of the results for any other interim period or for the full year. Our fiscal year is 52 or 53 weeks ending the Sunday closest to September 30, with fiscal year 2005 and 2004 including 52 and 53 weeks, respectively. We report results quarterly, with the first quarter having 16 weeks and each remaining quarter having 12 weeks, with the exception of the fourth quarter of fiscal year 2004, which includes 13 weeks.

Certain financial statement reclassifications have been made in the prior year to conform to the current year presentation. These financial statements should be read in conjunction with the notes to the fiscal year 2004 consolidated financial statements contained in our Annual Report on Form 10-K filed with the SEC.

Restatement of Financial Information – On December 17, 2004, the company filed its Annual Report on Form 10-K. In that report, the Company restated its financial statements for fiscal years 2003 and 2002, and for the first three quarters of fiscal year 2004. Accordingly, the prior year financial results for the sixteen weeks ended January 18, 2004 reflect the impact of that restatement.

The issue requiring restatement related to the Company’s historical accounting practice of depreciating its buildings on leased land, leasehold improvements, and certain intangible assets, over a period that included both the initial term of the lease and its option periods (or the useful life of the asset if shorter). Concurrently, the Company had used the initial lease term in determining whether each of its leases was an operating lease or a capital lease and in calculating its straight-line rent expense. Management concluded that the Company should use the same lease term for depreciating buildings on leased land, leasehold improvements and certain intangible assets as it uses in determining capital versus operating leases and in calculating straight-line rent. Accordingly, the Company adopted the following policy: The depreciable lives for buildings on leased land, leasehold improvements and certain intangible assets, which are subject to a lease, will generally be limited to the initial lease term. However, in circumstances where the Company would incur an economic penalty by not exercising one or more option periods, the Company may include one or more option periods when determining the depreciation period. In either circumstance, the Company’s policy requires consistency when calculating the depreciation period, in classifying the lease, and in computing straight-line rent expense.

As a result of this change, the Company’s unaudited consolidated statement of earnings for the sixteen weeks ended January 18, 2004 has been restated as follows:

	2004
	As Previously		2004
	Reported(1)	Adjustments	As Restated

Restaurant operating costs	$313,139	$1,924	$315,063
Franchised restaurant costs	8,800	116	8,916
Selling, general and administrative.	75,553	14	75,567
Earnings from operations	41,072	(2,054)	39,018
Earnings before income taxes	25,173	(2,054)	23,119
Income taxes	9,566	(799)	8,767
Net earnings	15,607	(1,255)	14,352

Net earnings per share – Basic	$.43	$(.03)	$.40
Net earnings per share – Diluted(2)	$.43	$(.03)	$.39

(1)	As previously reported after certain reclassifications made to conform to the current year presentation.
(2)	The adjustment to diluted net earnings per share rounds to $.03 When calculated on a discreet basis, the adjustment is $.034 yielding diluted net earnings per share of $.39.

JACK IN THE BOX INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except per share data)

2.	STOCK-BASED EMPLOYEE COMPENSATION

Stock awards are accounted for under Accounting Principles Board Opinion 25, Accounting for Stock Issued to Employees, using the intrinsic method, whereby compensation expense is recognized for the excess, if any, of the quoted market price of the Company’s stock at the date of grant over the exercise price. Our policy is to grant stock options at fair value at the date of grant. Had compensation expense been recognized for our stock-based compensation plans by applying the fair value recognition provisions of Statement of Financial Accounting Standards (”SFAS”) 123, Accounting for Stock-Based Compensation, we would have recorded net earnings and earnings per share amounts as follows:

	Sixteen Weeks Ended
	January 23,	January 18,
	2005	2004
		(Restated)
Net earnings, as reported	$25,430	$14,352
Stock-based employee compensation included in net income, net of taxes	293	105
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of taxes	(2,233)	(1,764)

Pro forma net earnings	$23,490	$12,693

Net earnings per share:
Basic-as reported	$.71	$.40
Basic-pro forma	$.65	$.35

Diluted-as reported	$.68	$.39
Diluted-pro forma	$.63	$.35

3.	INTANGIBLE ASSETS

Intangible assets consisted of the following as of January 23, 2005 and October 3, 2004:

	2005	2004

Amortized intangible assets:
Gross carrying amount	$60,550	$60,550
Less: accumulated amortization.	46,464	46,085

Net carrying amount	$14,086	$14,465

Unamortized intangible assets:
Goodwill	$90,919	$90,218
Qdoba trademark	8,800	8,800

	$99,719	$99,018

Amortized intangible assets include lease acquisition costs and acquired franchise contracts. Lease acquisition costs primarily represent the fair values of acquired lease contracts which have contractual rents lower than fair market rents, and are amortized on a straight-line basis over the remaining initial lease term. Acquired franchise contracts, which represent the acquired value of franchise contracts, are amortized over the term of the franchise agreements based on the projected royalty revenue stream. The weighted-average life of amortized intangible assets is approximately 23 years. Total amortization expense related to intangible assets was $379 and $408 (as restated) for the quarters ended January 23, 2005 and January 18, 2004, respectively. The estimated amortization expense for each fiscal year from fiscal year 2005 through 2009 is $950, $790, $700, $585 and $550, respectively.

JACK IN THE BOX INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except per share data)

3.	INTANGIBLE ASSETS (continued)

Goodwill changed as follows during the quarter ended January 23, 2005:

	Jack in the Box	Qdoba	Total

Balance at October 3, 2004	$66,601	$23,617	$90,218
Goodwill acquired	—	701	701

Balance at January 23, 2005	$66,601	$24,318	$90,919

During the quarter ended January 23, 2005, Qdoba Restaurant Corporation acquired three franchised restaurants and recorded goodwill of approximately $701 in connection with the acquisition.

4.	INDEBTEDNESS

Our credit facility provides borrowings in the aggregate amount of $475,000 and is comprised of: (i) a $200,000 revolving credit facility maturing on January 8, 2008 and (ii) a $275,000 term loan maturing on January 8, 2011 both with a rate of London Interbank Offered Rate (“LIBOR”) plus 2.25%. The credit facility requires the payment of an annual commitment fee based on the unused portion of the credit facility. The annual commitment rate and the credit facility’s interest rates are based on a financial leverage ratio, as defined in the credit agreement. The Company and certain of its subsidiaries granted liens in substantially all personal property assets to secure our respective obligations under the credit facility. Under certain circumstances, the Company and each of its certain subsidiaries will be required to grant liens in certain real property assets to secure their respective obligations under the credit facility. Additionally, certain of our real and personal property secure other indebtedness of the Company. At January 23, 2005, we had no borrowings under our revolving credit facility and had letters of credit outstanding against our credit facility of $180.

To reduce the Company’s letter of credit fees, the Company decided to utilize a portion of its excess cash and enter into a cash-collateralized letters of credit agreement. At January 23, 2005, the Company had letters of credit outstanding under this agreement of $36,850, which were collaterazed by approximately $42,000 of cash.

On January 31, 2005, we amended the term loan portion of our credit facility to achieve a reduced borrowing rate of LIBOR plus 1.75%, which is expected to reduce interest expense by approximately $1,200 annually. Fees paid in connection with the repricing were customary for such arrangements of this type and were not material.

We are subject to a number of customary covenants under our various credit agreements, including limitations on additional borrowings, acquisitions, loans to franchisees, capital expenditures, lease commitments and dividend payments, and requirements to maintain certain financial ratios, cash flows and net worth. As of January 23, 2005, we were in compliance with all debt covenants.

5.	NET PERIODIC BENEFIT COST

We have funded and unfunded non-contributory defined benefit pension plans covering those employees meeting certain eligibility requirements. These plans are subject to modification at any time. The plans provide retirement benefits based on years of service and compensation. It is our practice to fund retirement costs as necessary.

The components of net periodic defined benefit pension cost for each period is presented below:

	Sixteen Weeks Ended
	January 23,	January 18,
	2005	2004

Service cost	$2,781	$2,477
Interest cost	3,721	3,222
Expected return on plan assets	(2,904)	(2,169)
Recognized actuarial loss	1,253	1,705
Net amortization	404	453

Net periodic defined benefit pension cost	$5,255	$5,688

JACK IN THE BOX INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except per share data)

5.	NET PERIODIC BENEFIT COST (continued)

We also sponsor a health care plan that provides post-retirement medical benefits for employees who meet minimum age and service requirements. The plan is contributory, with retiree contributions adjusted annually, and contains other cost-sharing features such as deductibles and coinsurance. Our policy is to fund the cost of medical benefits in amounts determined at the discretion of management.

The components of net periodic post-retirement benefit cost for each period is presented below:

	Sixteen Weeks Ended
	January 23,	January 18,
	2005	2004

Service cost	$76	$80
Interest cost	295	254
Net amortization	(116)	(156)

Net periodic post-retirement benefit cost	$255	$178

6.	INCOME TAXES

The income tax provisions reflect quarterly tax rates of 35.7% in 2005 and 37.9% in 2004, as restated. The lower tax rate in 2005 relates primarily to the retroactive reinstatement of the Work Opportunity Tax Credit and continued tax-planning strategies. We expect the annual tax rate for fiscal year 2005 to be approximately 36.4%. The final annual tax rate cannot be determined until the end of the fiscal year; therefore, the actual rate could differ from our current estimates.

7.	STOCKHOLDERS’ EQUITY

Pursuant to a stock repurchase program authorized by our Board of Directors in September 2004, the Company repurchased 849,095 shares of its common stock for approximately $27,862 during 2005, fully utilizing the remaining repurchase availability under this authorization.

On February 18, 2005, the Board of Directors authorized an additional $65,000 stock repurchase program for fiscal year 2005.

8.	AVERAGE SHARES OUTSTANDING

Net earnings per share for each quarter is based on the weighted-average number of shares outstanding during the quarter, determined as follows (in thousands):

	Sixteen Weeks Ended
	January 23,	January 18,
	2005	2004

Shares outstanding, beginning of period	36,386	36,034
Effect of common stock issued	327	16
Effect of common stock reacquired	(759)	—

Weighted-average shares outstanding – basic	35,954	36,050
Assumed additional shares issued upon exercise of stock options, net of shares reacquired at the average market price	1,215	305
Effect of restricted stock issued	144	252

Weighted-average shares outstanding – diluted	37,313	36,607

Stock options excluded (1)	58	3,481

(1)	Excluded from diluted weighted-average shares outstanding because their exercise prices exceeded the average market price of common stock for the period.

JACK IN THE BOX INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except per share data)

9.	COMMITMENTS, CONTINGENCIES AND LEGAL MATTERS

Commitments – The Company is principally liable for lease obligations on various properties sub-leased to third parties. We are also obligated under a lease guarantee agreement associated with one Chi-Chi’s restaurant property. Due to the bankruptcy of the Chi-Chi’s restaurant chain, previously owned by the Company, we may be obligated to perform in accordance with the terms of this guarantee agreement, as well as four other lease agreements which expire at various dates in 2010 and 2011. During fiscal year 2003, we established an accrual for these lease obligations and do not anticipate incurring any additional charges related to the Chi-Chi’s bankruptcy in future years.

Legal Proceedings – The Company is subject to normal and routine litigation. In the opinion of management, based in part on the advice of legal counsel, the ultimate liability from all pending legal proceedings, asserted legal claims and known potential legal claims should not materially affect our operating results, financial position or liquidity.

10.	SEGMENT REPORTING

The Company operates its business in two operating segments, Jack in the Box and Qdoba, based on the Company’s management structure and internal method of reporting. Based upon certain quantitative thresholds, Jack in the Box is considered a reportable segment.

Summarized financial information concerning our reportable segment is shown in the following table:

	Sixteen Weeks Ended
	January 23,	January 18,
	2005	2004
		(Restated)
Revenues	$725,244	$660,240
Earnings from operations	44,212	39,356

Interest expense and income taxes are not reported on an operating segment basis in accordance with the Company’s method of internal reporting.

A reconciliation of reportable segment revenues to consolidated revenues follows:

	Sixteen Weeks Ended
	January 23,	January 18,
	2005	2004

Revenues	$725,244	$660,240
Other	13,352	9,680

Consolidated revenues	$738,596	$669,920

A reconciliation of reportable segment earnings from operations to consolidated earnings from operations follows:

	Sixteen Weeks Ended
	January 23,	January 18,
	2005	2004
		(Restated)
Earnings from operations	$44,212	$39,356
Other	215	(338)

Consolidated earnings from operations	$44,427	$39,018

JACK IN THE BOX INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except per share data)

11.	SUPPLEMENTAL CASH FLOW INFORMATION

	Sixteen Weeks Ended
	January 23,	January 18,
	2005	2004

Cash paid during the year for:
Interest, net of amounts capitalized	$3,997	$13,285
Income tax payments	13,227	9,549
Capital lease obligations incurred	431	7,290

The consolidated statements of cash flows also exclude non-cash proceeds from the Company’s financing of a portion of the sale of company-operated restaurants to certain qualified franchisees of $5,265 in 2004, included in accounts and notes receivable, net.

12.	FUTURE APPLICATION OF ACCOUNTING STANDARDS

In December 2004, the Financial Accounting Standards Board issued SFAS 123R, Share-Based Payment. SFAS 123R revises SFAS 123, Accounting for Stock-Based Compensation, and generally requires, among other things, that all employee stock-based compensation be measured using a fair value method and that the resulting compensation cost is recognized in the financial statements. SFAS 123R also provides guidance on how to determine the grant-date fair value for awards of equity instruments, as well as alternative methods of adopting its requirements. SFAS 123R is effective for the beginning of the first interim or annual reporting period after June 15, 2005, or the Company’s fourth quarter of fiscal year 2005. As required, we plan to adopt the provisions of SFAS 123R in the fourth quarter of fiscal year 2005, and expect the impact upon adoption to be approximately $.03 per diluted share for the twelve-weeks ended October 2, 2005.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations

     All comparisons under this heading between 2005 and 2004 refer to the 16-week periods ended January 23, 2005 and January 18, 2004, respectively, unless otherwise indicated.

Restatement of Prior Financial Information

     On December 17, 2004, the Company filed its Annual Report on Form 10-K. In that report, the Company restated its financial statements for fiscal years 2003 and 2002, and the first three quarters of fiscal year 2004. Accordingly, the prior year financial results for the sixteen weeks ended January 18, 2004 reflect the impact of that restatement.

     The issue requiring restatement related to the Company’s historical accounting practice of depreciating its buildings on leased land, leasehold improvements, and certain intangible assets, over a period that included both the initial term of the lease and its option periods (or the useful life of the asset, if shorter). Concurrently, the Company had used the initial lease term in determining whether each of its leases was an operating lease or a capital lease and in calculating its straight-line rent expense. Management concluded that the Company should use the same lease term for depreciating buildings on leased land, leasehold improvements and certain intangible assets as it uses in determining capital versus operating leases and calculating straight-line rent expense. Accordingly, the Company adopted the following policy: The depreciable lives for its buildings on leased land, leasehold improvements and certain intangible assets, which are subject to a lease, will generally be limited to the initial lease term. However, in circumstances where the Company would incur an economic penalty by not exercising one or more option periods, the Company may include one or more option periods when determining the depreciation period. In either circumstance, the Company’s policy requires consistency when calculating the depreciation period, in classifying the lease, and in computing straight-line rent expense.

     As a result of this change, the Company’s financial results for the sixteen weeks ended January 18, 2004 have been restated as follows (dollars in thousands, except per share data):

	Net	Diluted
	Earnings	EPS(1)
As reported	$15,607	$.43
Adjustments to depreciation/amortization, net of taxes	(1,255)	$(.03)

As restated	$14,352	$.39

(1)	The adjustment to diluted net earnings per share rounds to $.03. When calculated on a discreet basis, the adjustment is $.034 yielding diluted net earnings per share of $.39.

     The following management’s discussion and analysis takes into account the effects of these restatements.

Overview

     Jack in the Box Inc. (the “Company”) owns, operates and franchises Jack in the Box® quick-service hamburger restaurants and Qdoba Mexican Grill (“Qdoba”) fast-casual restaurants, primarily in the western and southern United States. As of January 23, 2005, the Company owned, operated and franchised 2,014 Jack in the Box quick-service restaurants and 198 Qdoba fast-casual restaurants.

     The Company’s primary source of revenue is from company-operated restaurants. The Company also derives revenue from distribution sales to Jack in the Box and Qdoba franchises, retail sales from fuel and convenience stores (“Quick Stuff®”), royalties from franchised restaurants, rents from real estate leased to certain franchisees, initial franchise fees and development fees, and the sale of company-operated restaurants to franchisees.

     The quick-serve restaurant industry has become more complex and challenging in recent years. Challenges presently facing the sector include higher levels of consumer expectations, intense competition with respect to market share, restaurant locations, labor, menu and product development, the emergence of a new fast-casual restaurant segment, changes in the economy and trends for healthier eating.

     To address these challenges and others, and support our goal of transitioning to a national restaurant company, management has developed a two-part strategic plan centered around reinvention of the Jack in the Box brand and multifaceted growth. Brand reinvention initiatives include product innovations with a focus on high-quality products, enhancements to the quality of service and renovations to the restaurant facilities. Our multifaceted growth strategy includes growing our restaurant base, increasing our franchising activities, continuing to grow Qdoba and expanding the testing of our new fast-casual concept, JBX GrillTM. We believe that brand reinvention will differentiate us from our competition and that our growth strategy will support us in our objective to become a national restaurant company.

     The following summarizes the most significant events occurring in the first quarter of fiscal year 2005:

•	Company-operated Restaurant Sales. New product introductions contributed to sales growth at Jack in the Box restaurants open more than one fiscal year (“same-store”), however, sales increases were slightly below expectations due to the impact of unusually severe weather conditions in January in many of our major western markets. This positive sales growth trend is expected to continue, and we project Jack in the Box same-store sales to increase approximately 2.5% in fiscal 2005. Qdoba same-store sales are expected to increase in the mid-single digit range for the fiscal year.

•	Reloadable Gift Cards. We introduced reloadable gift cards at virtually all of our restaurants in November 2004. The “Jack Cash” gift cards are available in any amount from $5 to $100.

•	Health-Care Program. We began offering all Jack in the Box restaurant hourly employees a health-care program, including vision and dental benefits. As an additional incentive to crew members with more than a year of service, Jack in the Box will pay a portion of their premiums. We believe this program will reduce turnover, as well as training costs and workers’ compensation claims.

•	Work Opportunity Tax Credit. On October 4, 2004, the Work Opportunity Tax Credit program was retroactively reinstated contributing to the favorable tax rate in the quarter.

•	JBX Grill. We expanded the test of our fast-casual JBX Grill concept to Boise, Idaho, and Bakersfield, California, where nine locations are now operating with a new, flame-grilled menu and upgraded interior design. The early response to the new concept has been positive, and we plan to incorporate the new menu, design and additional enhancements in future tests, based on learnings gained at the existing locations. To accommodate these enhancements, we now plan to open additional JBX Grill locations in 2006.

     The following table sets forth, unless otherwise indicated, the percentage relationship to total revenues of certain items included in the Company’s consolidated statements of earnings.

STATEMENTS OF EARNINGS DATA

	2005	2004
		(Restated)
Revenues:
Restaurant sales	82.9%	89.2%
Distribution and other sales	12.6	6.5
Franchise rents and royalties	3.3	3.2
Other	1.2	1.1

Total revenues	100.0%	100.0%

Costs of revenues:
Restaurant costs of sales (1)	31.4%	31.5%
Restaurant operating costs (1)	52.3	52.7
Costs of distribution and other sales (1)	99.0	98.3
Franchise restaurant costs (1)	41.9	42.0
Total costs of revenues	83.2	82.9
Selling, general and administrative	10.8	11.3
Earnings from operations	6.0	5.8

(1)	As a percentage of the related sales and/or revenues.

     The following table summarizes the number of restaurants as of January 23, 2005, October 3, 2004 and January 18, 2004:

SYSTEMWIDE RESTAURANT UNITS

	January 23,	October 3,	January 18,
	2005	2004	2004
Jack in the Box
Company-operated	1,549	1,558	1,545
Franchised	465	448	414

Total system	2,014	2,006	1,959

Consolidated:
Company-operated	1,603	1,605	1,583
Franchised	609	578	507

Total system	2,212	2,183	2,090

Revenues

     Restaurant sales increased $14.4 million, or 2.4%, to $612.1 million in 2005 from $597.7 million in 2004. This growth primarily reflects an increase in per store average (“PSA”) sales at Jack in the Box and Qdoba company-operated restaurants, as well as an increase in the number of Qdoba company-operated restaurants. Same-store sales at Jack in the Box company-operated restaurants increased 2.2% in 2005 compared with 2004, primarily due to the success of new product introductions and seasonal product promotions. Same-store sales at Qdoba company-operated restaurants increased in the double-digit range on top of a double-digit increase in 2004.

     Distribution and other sales, representing distribution sales to Jack in the Box and Qdoba franchisees, as well as Quick Stuff sales, increased to $93.0 million in 2005 from $43.7 million in 2004. Sales from our Quick Stuff locations increased primarily due to an increase in the number of locations to 32 at the end of the quarter from 18 a year ago, as well as higher fuel sales. Increases in fuel sales reflect growth in PSA gallons sold and higher retail prices per gallon of fuel. Distribution sales also grew in 2005 compared with 2004, primarily due to an increase in the number of Jack in the Box and Qdoba franchised restaurants serviced by our distribution centers.

     Franchise rents and royalties increased to $24.7 million in 2005 from $21.2 million in 2004, due primarily to an increase in the number of franchised restaurants. The number of franchised restaurants at the end of the quarter grew to 609 from 507 a year ago, reflecting new restaurant development by Jack in the Box and Qdoba franchisees and the sale of 43 company-operated Jack in the Box restaurants to franchisees since a year ago.

     Other revenues include principally gains and fees from the sale of company-operated restaurants to franchisees, as well as interest income from notes receivable and investments. Other revenues increased to $8.8 million in 2005 from $7.3 million in 2004, primarily due to an increase in gains and fees from the sale of company-operated restaurants to franchisees. In 2005, we continued our strategy of selectively selling Jack in the Box company-operated restaurants to franchisees to improve operating margins and accelerate cash flows which enables us to develop new restaurants, reinvest in our restaurant re-image program and repurchase the Company’s common stock without incurring additional debt or diluting equity. We sold 13 Jack in the Box company-operated restaurants in 2005 compared with 19 in 2004. We had an increase in average gains in 2005, which reflects the specific sales volumes and cash flows of the restaurants being sold. In the second quarter, we expect other revenues to be approximately $7 million, primarily from the sale of 14 restaurants, and for fiscal 2005, other revenues are expected to be approximately $30 million, primarily from the sale of 54 restaurants.

Costs and Expenses

     Restaurant costs of sales, which include food and packaging costs, increased to $192.3 million in 2005 from $188.4 million in 2004, primarily due to sales growth. Restaurant costs of sales decreased slightly to 31.4% of sales in 2005 from 31.5% in 2004, as favorable product mix changes and modest selling price increases offset higher ingredient costs, primarily tomatoes and beef.

     Restaurant operating costs were $319.9 million, or 52.3% of sales, in 2005 and $315.1 million, or 52.7% in 2004. The restatement, as previously discussed, did not have a material impact on the change in percent of sales year-to-year. The percentage improvement in 2005 is primarily due to effective labor management and lower occupancy costs, which were related to continued Profit Improvement Program initiatives, as well as increased leverage provided by higher sales in the quarter compared with a year ago.

     Costs of distribution and other sales increased to $92.1 million in 2005 from $42.9 million in 2004, primarily reflecting an increase in the related sales. These costs increased .07% of sales in 2005 from a year ago, due primarily to higher distribution delivery costs compared with 2004, as well as higher retail prices per gallon of fuel at our Quick Stuff locations, which have proportionately higher costs, but yield stable penny profits.

     Franchise restaurant costs, principally rents and depreciation on properties leased to Jack in the Box franchisees, increased to $10.3 million in 2005 from $8.9 million in 2004, due primarily to an increase in the number of franchised restaurants. As a percentage of franchise rents and royalties, franchise restaurant costs remained fairly consistent at 41.9% in 2005 compared with 42.0% in 2004. The restatement, as previously discussed, did not have a material impact on the change in percent of franchise rents and royalties year-to-year.

     Selling, general and administrative expenses (“SG&A”) increased to $79.6 million in 2005 from $75.6 million in 2004. The SG&A expense rate improved to 10.8% of revenues in 2005 compared with 11.3% in 2004 primarily due to increased leverage from higher distribution and Quick Stuff sales, as well as continued cost reduction initiatives from our Profit Improvement Program. The restatement, as previously discussed, did not have a material impact on the change in percent of revenues year-to-year.

     Interest expense was $4.9 million in 2005 compared with $15.9 million in 2004, which included a charge of $9.2 million for the payment of a call premium and the write-off of deferred finance fees related to the refinancing of the Company’s term loan and the early redemption of its senior subordinated notes. Lower interest rates from the Company’s refinancing and subsequent repricing of its credit facility in 2004 also contributed to the decrease in interest expense compared with a year ago.

     The income tax provisions reflect quarterly tax rates of 35.7% in 2005 and 37.9% in 2004. The lower tax rate in 2005 relates primarily to the retroactive reinstatement of the Work Opportunity Tax Credit and continued tax-planning strategies. We expect the annual tax rate for fiscal year 2005 to be approximately 36.4%. The final annual tax rate cannot be determined until the end of the fiscal year; therefore, the actual rate could differ from our current estimates.

Net Earnings

     Net earnings were $25.4 million, or $.68 per diluted share, in 2005 compared to $14.4 million, or $.39 per diluted share, in 2004. In 2004, net earnings included a loss on early retirement of debt of $5.7 million, net of income taxes, or $.15 per diluted share.

Liquidity and Capital Resources

     General. Cash and cash equivalents decreased $13.6 million to $118.1 million at January 23, 2005 from $131.7 million at the beginning of the fiscal year due primarily to the completion of our $35 million stock repurchase program which offset cash flows provided by operating activities. We generally reinvest available cash flows from operations to develop new or enhance existing restaurants, to reduce borrowings under the revolving credit agreement, as well as to repurchase shares of our common stock.

     Financial Condition. The Company, and the restaurant industry in general, maintain relatively low levels of accounts receivable and inventories, and vendors grant trade credit for purchases such as food and supplies. We also continually invest in our business through the addition of new units and refurbishment of existing units, which are reflected as long-term assets and not as part of working capital. As a result, we typically maintain a working capital deficit, which was $17.2 million at January 23, 2005. Our current ratio remained at .9 to 1 at January 23, 2005, as it had been at the beginning of the fiscal year.

     Credit Facility. Our credit facility provides borrowings in the aggregate amount of $475 million and is comprised of: (i) a $200 million revolving credit facility maturing on January 8, 2008 and (ii) a $275 million term loan maturing on January 8, 2011, both with a rate of London Interbank Offered Rate (“LIBOR”) plus 2.25%. The credit facility requires the payment of an annual commitment fee based on the unused portion of the credit facility. The annual commitment rate and the credit facility’s interest rates are based on a financial leverage ratio, as defined in the credit agreement. The Company and certain of its subsidiaries granted liens in substantially all personal property assets. Under certain circumstances, the Company and each of its certain subsidiaries will be required to grant liens in certain real property assets to secure their respective obligations under the credit facility. Additionally, certain of our real and personal property secure other indebtedness of the Company. At January 23, 2005, we had no borrowings under our revolving credit facility and had letters of credit outstanding against our credit facility of $.2 million.

     To reduce the Company’s letter of credit fees, the Company decided to utilize a portion of its excess cash and enter into a cash-collateralized letters of credit agreement. At January 23, 2005, the Company had letters of credit outstanding under this agreement of $36.8 million, which were collaterazed by approximately $42.0 million of cash.

     On January 31, 2005, we amended the term loan portion of our credit facility to achieve a reduced borrowing rate of LIBOR plus 1.75%, which is expected to reduce interest expense by approximately $1.2 million annually. Fees paid in connection with the repricing were customary for such arrangements of this type and were not material.

     We are subject to a number of covenants under our various debt instruments, including limitations on additional borrowings, acquisitions, loans to franchisees, capital expenditures, lease commitments and dividend payments, as well as requirements to maintain certain financial ratios, cash flows and net worth. As of January 23, 2005, we were in compliance with all debt covenants.

     Total debt outstanding decreased to $303.3 million at January 23, 2005 from $305.3 million at the beginning of the fiscal year, due to scheduled debt repayments made during the quarter.

     Sale of Company-Operated Restaurants. We have continued our strategy of selectively selling company-operated restaurants to franchisees. In the first quarter of 2005, we sold 13 Jack in the Box restaurants to franchisees compared with 19 a year ago. Proceeds from these transactions and collections on related notes receivable, were $8.9 million and $13.1 million, respectively.

     Common Stock Repurchase Programs. Pursuant to a stock repurchase program authorized by our Board of Directors in September 2004, the Company repurchased 849,095 shares of its common stock for approximately $27.9 million in the quarter, fully utilizing the remaining repurchase availability under this authorization.

     On February 18, 2005, the Board of Directors authorized an additional $65 million stock repurchase program for fiscal year 2005.

     Contractual Obligations and Commitments. The following is a summary of the Company’s contractual obligations and commercial commitments as of January 23, 2005:

	Payments Due by Period (in thousands)
		Less than			After
	Total	1 year	1-3 years	3-5 years	5 years
Contractual Obligations:
Credit facility term loan	$272,937	$2,750	$5,500	$5,500	$259,187
Revolving credit facility	-	-	-	-	-
Capital lease obligations	28,894	4,534	9,765	5,690	8,905
Other long-term debt obligations	1,424	735	496	193	-
Operating lease obligations	1,667,960	167,311	307,002	262,991	930,656
Guarantee (1)	953	336	256	306	55

Total contractual obligations	$1,972,168	$175,666	$323,019	$274,680	$1,198,803

Other Commercial Commitments:
Stand-by letters of credit (2)	$37,030	$37,030	$-	$-	$-

(1)	Consists of a guarantee associated with one Chi-Chi’s property. Due to the bankruptcy of the Chi-Chi’s restaurant chain, previously owned by the Company, we may be obligated to perform in accordance with the terms of the guarantee agreement.

(2)	Consists primarily of letters of credit for workers’ compensation and general liability insurance.

     Capital Expenditures. Capital expenditures, including capital lease obligations, were $30.9 million and $30.8 million in 2005 and 2004, respectively. Cash flows used for additions to property and equipment increased to $30.5 million in 2005 from $23.5 million in 2004, due primarily to an increase in spending related to new Jack in the Box restaurants. In 2005 and 2004, we also incurred capital lease obligations of $.4 million and $7.3 million, respectively.

     In the second quarter of fiscal year 2005 and for the full year, we expect capital expenditures and lease commitments to be $20 - 25 million and $125 - 135 million, respectively. Our capital projections include spending related to new Jack in the Box restaurants, brand re-invention initiatives and our plan to upgrade approximately 50 of our Jack in the Box restaurants, as part of our re-image program, at a cost of approximately $100,000 per restaurant.

     Pension Funding. During fiscal year 2005, we anticipate contributing approximately $11.5 million to our defined benefit pension plans.

     Future Liquidity. We require capital principally to grow the business through new restaurant construction, as well as to maintain, improve and refurbish existing restaurants, and for general operating purposes. Our primary short-term and long-term sources of liquidity are expected to be cash flows from operations, the revolving bank credit facility, and the sale and leaseback of certain restaurant properties. Additional sources of liquidity include the sale of company-operated restaurants to franchisees as part of our franchising strategy. Based upon current levels of operations and anticipated growth, we expect that cash flows from operations, combined with other financing alternatives in place or available, will be sufficient to meet debt service, capital expenditure and working capital requirements.

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

     Pension Benefits – The Company sponsors pension and other retirement plans in various forms covering those employees who meet certain eligibility requirements. Several statistical and other factors which attempt to anticipate future events are used in calculating the expense and liability related to the plans, including assumptions about the discount rate, expected return on plan assets and the rate of increase in compensation levels, as determined by the Company using specified guidelines. In addition, our outside actuarial consultants also use certain statistical factors such as turnover, retirement and mortality rates to estimate the Company’s future benefit obligations. These actuarial assumptions used may differ materially from actual results due to changing market and economic conditions, higher or lower turnover and retirement rates, or longer or shorter life spans of participants. These differences may impact the amount of pension expense recorded by the Company. Due principally to fiscal 2004 company contributions, as well as increases in interest rates and in the return on plan assets, pension expense in fiscal year 2005 is expected to approximate fiscal year 2004 pension expense.

     Self Insurance – The Company is self-insured for a portion of its current and prior years’ losses related to its workers’ compensation, general liability, automotive, medical and dental programs. In estimating the Company’s self insurance reserves, we utilize independent actuarial estimates of expected losses, which are based on statistical analyses of historical data. These assumptions are closely monitored and adjusted when warranted by changing circumstances. Should a greater amount of claims occur compared to what was estimated, or medical costs increase beyond what was expected, reserves might not be sufficient, and additional expense may be recorded. While medical and dental costs are anticipated to increase modestly in fiscal year 2005, related to the new health care coverage being offered to all crew members, we expect such cost increases to be offset by savings realized from reduced crew turnover.

     Long-lived Assets – Property, equipment and certain other assets, including amortized intangible assets, are reviewed for impairment when indicators of impairment are present. This review includes a market-level analysis and evaluations of restaurant operating performance from operations and marketing management. When indicators of impairment are present, we perform an impairment analysis on a restaurant-by-restaurant basis. If the sum of undiscounted future cash flows is less than the net carrying value of the asset, we recognize an impairment loss by the amount which the carrying value exceeds the fair value of the asset. Our estimates of future cash flows may differ from actual cash flows due to, among other things, economic conditions or changes in operating performance. During 2005, we noted no indicators of impairment of our long-lived assets.

     Goodwill and Other Intangibles – We also evaluate goodwill and intangible assets not subject to amortization annually, or more frequently if indicators of impairment are present. If the determined fair values of these assets are less than the related carrying amounts, an impairment loss is recognized. The methods we use to estimate fair value include future cash flow assumptions, which may differ from actual cash flows due to, among other things, economic conditions or changes in operating performance. During the fourth quarter of 2004, we reviewed the carrying value of our goodwill and indefinite life intangible assets and determined that no impairment existed as of October 3, 2004.

     Allowances for Doubtful Accounts – Our trade receivables consist primarily of amounts due from franchisees for rents on subleased sites, royalties and distribution sales. We also have receivables related to short-term financing provided on the sale of company-operated restaurants to a limited number of qualified franchisees. We continually monitor amounts due from franchisees and maintain an allowance for doubtful accounts for estimated losses resulting from the inability of our franchisees to make required payments. This estimate is based on our assessment of the collectibility of specific franchisee accounts, as well as a general allowance based on historical trends, the financial condition of our franchisees, consideration of the general economy and the aging of such receivables. The Company has good relationships with its franchisees and high collection rates; however, if the future financial condition of our franchisees were to deteriorate, resulting in their inability to make specific required payments, additions to the allowance for doubtful accounts may be required.

     Legal Accruals – The Company is subject to claims and lawsuits in the ordinary course of its business. A determination of the amount accrued, if any, for these contingencies is made after analysis of each matter. We continually evaluate such accruals and may increase or decrease accrued amounts as we deem appropriate.

Future Application of Accounting Principles

     In December 2004, the Financial Accounting Standards Board issued SFAS 123R, Share-Based Payment. SFAS 123R revises SFAS 123, Accounting for Stock-Based Compensation, and generally requires, among other things, that all employee stock-based compensation be measured using a fair value method and that the resulting compensation cost is recognized in the financial statements. SFAS 123R also provides guidance on how to determine the grant-date fair value for awards of equity instruments, as well as alternative methods of adopting its requirements. SFAS 123R is effective for the beginning of the first interim or annual reporting period after June 15, 2005, or the Company’s fourth quarter of fiscal year 2005. As required, we plan to adopt the provisions of SFAS 123R in the fourth quarter of fiscal year 2005, and expect the impact upon adoption to be approximately $.03 per diluted share for the twelve-weeks ended October 2, 2005.

Cautionary Statements Regarding Forward-Looking Statements

     This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of the federal securities law. These forward-looking statements are principally contained in the sections captioned, Notes to Unaudited Consolidated Financial Statements and Liquidity and Capital Resources. Forward-looking statements are generally identifiable by the use of the words “anticipate,” “assume,” “believe,” “estimate,” “seek,” “expect,” “intend,” “plan,” “project,” “may,” “will” “would,” and similar expressions. Forward-looking statements are based on management’s current plans and assumptions and are subject to known and unknown risks and uncertainties, which may cause actual results to differ materially from expectations. The following is a discussion of some of those factors.

     There is intense competition in the quick service restaurant industry with respect to market share, restaurant locations, labor, menu and product development. The Company competes primarily on the basis of quality, variety and innovation of menu items, service, brand, convenience and price against several larger national and international chains with potentially significantly greater financial resources. The Company’s results depend upon the effectiveness of its strategies as compared to its competitors, and can be adversely affected by new concepts and aggressive competition from numerous and varied competitors in all areas of business, including new product introductions, promotions and discounting. In addition, restaurant sales can be affected by factors, including but not limited to, demographic changes, consumer preferences, tastes and spending patterns, perceptions about the health and safety of food products and adverse weather conditions. With approximately 70% of its restaurants in California and Texas, demographic changes, adverse weather, economic and political conditions and other significant events in those states can significantly affect Jack in the Box restaurant sales. The quick service restaurant industry is mature, with significant chain penetration. There can be no assurances that the Company’s growth objectives in the regional domestic markets in which it operates restaurants and convenience stores will be met or that the new facilities will be profitable. Anticipated and unanticipated delays in development, sales softness and restaurant closures may have a material adverse effect on the Company’s results of operations. The development and profitability of restaurants can be adversely affected by many factors including the ability of the Company and its franchisees to select and secure suitable sites on satisfactory terms, costs of construction, including costs related to Jack in the Box restaurant remodels and conversions of Jack in the Box restaurants to JBX Grill restaurants, the availability of financing and general business and economic conditions. The realization of gains from our program of selective sales of Company-operated restaurants to existing and new franchisees depends upon various factors, including sales trends at Jack in the Box restaurants and the financing market and economic conditions referred to above. Our results of operations can also be adversely affected by increases in the cost of commodities, particularly increases in tomatoes, beef and dairy, as well as fuel, utilities and labor costs, increases in interest rates, inflation, recession and other factors over which the Company has no control, including the possibility of increased pension expense and contributions resulting from changes in actuarial assumptions and declines in discount rates and stock market returns. In January 2003, the Company completed its acquisition of Qdoba Restaurant Corporation, a fast-casual restaurant chain. The Company may not fully realize the potential benefits or synergies of this or other acquisition transactions. Other factors that can cause actual results to differ materially from expectations include the unpredictable nature of litigation, including strategies, ultimate liabilities and settlement costs; changes in accounting standards, policies and practices; the effects of potential weakness in or failure of internal controls; new legislation and governmental regulation; potential variances between estimated and actual liabilities; terrorist acts, acts of God and the possibility of unforeseen events affecting the industry in general.

     Our income tax provision is sensitive to expected earnings and, as expectations change, our income tax provision may vary from quarter-to-quarter and year-to-year. In addition, from time-to-time, we may take positions for filing our tax returns, which differ, from the treatment for financial reporting purposes.

     This discussion of uncertainties is not exhaustive. Additional risk factors associated with our business are mentioned in Management’s Discussion and Analysis in this Form 10-Q and detailed in our Annual Report on Form 10-K for fiscal year 2004 filed with the SEC. Jack in the Box Inc. assumes no obligation and does not intend to update these forward-looking statements.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS

     Our primary exposure relating to financial instruments are changes in interest rates. Our credit facility, which is comprised of a revolving credit facility and a term loan, bears interest at an annual rate equal to the prime rate or LIBOR plus an applicable margin based on a financial leverage ratio. As of January 23, 2005, the applicable margin for the LIBOR-based revolving loans and term loan were set at 2.25%. A hypothetical one percent increase in short-term interest rates, based on the outstanding balance of our revolving credit facility and term loan at January 23, 2005, would result in an estimated increase of $2.7 million in annual interest expense.

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

     We are also exposed to the impact of commodity and utility price fluctuations related to unpredictable factors such as weather and various other market conditions outside our control. Our ability to recover increased costs through higher prices is limited by the competitive environment in which we operate. From time-to-time we enter into futures and option contracts to manage these fluctuations. Open commodity futures and option contracts were not significant at January 23, 2005.

     At January 23, 2005, we had no other material financial instruments subject to significant market exposure.

ITEM 4. CONTROLS AND PROCEDURES

     Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we evaluated the effectiveness of our disclosure controls and procedures, as such term is defined under Rules 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended. Based on this evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective as of the end of the period covered by this quarterly report.

     As referred to in Note 1 to our financial statements and more fully discussed in Note 1 to the fiscal year 2004 consolidated financial statements contained in our Annual Report on Form 10-K filed with the Securities and Exchange Commission, we have changed our accounting policy for leasehold improvements to use the same lease term for depreciating buildings on leased land, leasehold improvements and certain intangible assets as is used in determining capital versus operating lease classifications and calculating straight line rent expense. Our accounting policy also requires consistency when calculating the depreciation and amortization period, in classifying the lease as operating or capital and in computing straight line rent for each lease.

     Other than as described above, there were no significant changes in our internal controls during the period covered by this report.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

     On September 15, 2004, the Company announced that its Board of Directors authorized a $35 million program to repurchase shares of the Company’s common stock from time to time, at management’s discretion, until October 2, 2005. The following table summarizes treasury stock purchases made by the Company during the first quarter of fiscal year 2005 related to this authorization. This authorization was fully utilized by October 27, 2004.

			(c)	(d)
			Total number of	Maximum dollar
	(a)	(b)	shares purchased as	value that may yet
	Total number of	Average price paid	part of publicly	be purchased under
	shares purchased	per share	announced program	the program
October 4, 2005 – October 27, 2005	849,095	$32.79	849,095	$—

     Although there are no amounts remaining to be purchased under the 2004 authorization, on February 18, 2005, the Board of Directors authorized an additional $65 million stock repurchase program through October 2, 2005.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     No matters were submitted to a vote of stockholders in the first quarter ended January 23, 2005. Our annual meeting of stockholders was held February 14, 2005, at which the following matters were voted as indicated:

	For	Withheld	Abstain
1. Election of the following directors to serve until the next annual meeting of stockholders and until their successors are elected and qualified.

Michael E. Alpert	33,115,359	1,230,347	—
Edward W. Gibbons	15,143,154	19,202,552	—
Anne B. Gust	32,579,474	1,766,232	—
Alice B. Hayes, Ph.D	15,143,508	19,202,198	—
Murray H. Hutchison	32,159,262	2,186,444	—
Linda A. Lang	33,413,836	931,870	—
Michael W. Murphy	33,418,241	927,465	—
Robert J. Nugent	33,339,275	1,006,431	—
L. Robert Payne	33,413,105	932,601	—
David M. Tehle	32,289,351	2,056,355	—

	For	Against	Abstain	Broker Non-Votes
2. Approve an amendment to the 2004 Stock Incentive Plan	23,853,831	7,531,480	482,386	2,478,009

	For	Against	Abstain
3. Ratification of appointment of KPMG LLP as independent registered public accountants	33,008,857	1,323,032	13,817

     We did not pay any cash or other dividends during the last two fiscal years and do not anticipate paying dividends in the foreseeable future. Our credit agreements prohibit our right to declare or pay dividends or make other distributions with respect to shares of our capital stock.

ITEM 6. EXHIBITS

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

4.2	Shareholder Rights Agreement(3)
10.1	Amended and Restated Credit Agreement dated as of January 8, 2004 by and among Jack in the Box Inc. and the lenders named therein(14)
10.1.1	First Amendment dated as of June 18, 2004 to the Amended and Restated Credit Agreement(15)
10.1.2	Second Amendment and Consent dated as of September 24, 2004 to the Amended and Restated Credit Agreement(19)
10.1.3	Third Amendment dated as of January 31, 2005 to the Amended and Restated Credit Agreement
10.2	Purchase Agreements dated as of January 22, 1987 between Foodmaker, Inc. and FFCA/IIP 1985 Property Company and FFCA/IIP 1986 Property Company(1)
10.3	Land Purchase Agreements dated as of February 18, 1987 by and between Foodmaker, Inc. and FFCA/IPI 1984 Property Company and FFCA/IPI 1985 Property Company and Letter Agreement relating thereto(1)
10.4.1*	Amended and Restated 1992 Employee Stock Incentive Plan(4)
10.4.2*	Jack in the Box Inc. 2002 Stock Incentive Plan(10)
10.5*	Capital Accumulation Plan for Executives(9)
10.5.1*	First Amendment dated as of August 2, 2002 to the Capital Accumulation Plan for Executives(11)
10.6*	Supplemental Executive Retirement Plan(9)
10.6.1*	First Amendment dated as of August 2, 2002 to the Supplemental Executive Retirement Plan(11)
10.7*	Performance Bonus Plan(8)
10.7.1*	Bonus Program for Fiscal 2005 Under the Performance Bonus Plan
10.8*	Deferred Compensation Plan for Non-Management Directors(2)
10.9*	Amended and Restated Non-Employee Director Stock Option Plan(7)
10.10*	Form of Compensation and Benefits Assurance Agreement for Executives(5)
10.11*	Form of Indemnification Agreement between Jack in the Box Inc. and certain officers and directors(11)
10.12	Consent Agreement(11)
10.13*	Executive Deferred Compensation Plan(12)
10.14*	Form of Restricted Stock Award for certain executives(12)
10.14(a)	Schedule of Restricted Stock Awards(19)
10.15*	Executive Agreement between Jack in the Box Inc. and Gary J. Beisler, President and Chief Executive Officer of Qdoba Restaurant Corporation(13)
10.16*	Amended and Restated 2004 Stock Incentive Plan(20)
10.17	Form of Stock Option Awards(16)
10.18	Retirement Agreement between Jack in the Box Inc. and John F. Hoffner, Executive Vice President and Chief Financial Officer(18)
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Management contract or compensatory plan.

(1)	Previously filed and incorporated herein by reference from registrant’s Registration Statement on Form S-1 (No. 33-10763) filed February 24, 1987.

(2)	Previously filed and incorporated herein by reference from registrant’s Definitive Proxy Statement dated January 17, 1995 for the Annual Meeting of Stockholders on February 17, 1995.

(3)	Previously filed and incorporated by reference from registrant’s Current Report on Form 8-K dated July 26, 1996.

(4)	Previously filed and incorporated herein by reference from registrant’s Registration Statement on Form S-8 (No. 333-26781) filed May 9, 1997.

(5)	Previously filed and incorporated herein by reference from registrant’s Annual Report on Form 10-K for the fiscal year ended September 28, 1997.

(6)	Previously filed and incorporated herein by reference from registrant’s Quarterly Report on Form 10-Q for the quarter ended April 12, 1998.

(7)	Previously filed and incorporated herein by reference from registrant’s Annual Report on Form 10-K for the fiscal year ended October 3, 1999.

(8)	Previously filed and incorporated herein by reference from registrant’s Definitive Proxy Statement dated January 19, 2001 for the Annual Meeting of Stockholders on February 23, 2001.

(9)	Previously filed and incorporated herein by reference from registrant’s Annual Report on Form 10-K for the fiscal year ended September 30, 2001.

(10)	Previously filed and incorporated herein by reference from the registrant’s Definitive Proxy Statement dated January 18, 2002 for the Annual Meeting of Stockholders’ on February 22, 2002.

(11)	Previously filed and incorporated herein by reference from registrant’s Annual Report on Form 10-K for the fiscal year ended September 29, 2002.

(12)	Previously filed and incorporated herein by reference from registrant’s Quarterly Report on Form 10-Q for the quarter ended January 18, 2003.

(13)	Previously filed and incorporated herein by reference from registrant’s Quarterly Report on Form 10-Q for the quarter ended April 11, 2003.

(14)	Previously filed and incorporated herein by reference from the registrant’s Quarterly Report on Form 10-Q for the quarter ended January 18, 2004.

(15)	Previously filed and incorporated herein by reference from the registrant’s Quarterly Report on Form 10-Q for the quarter ended July 4, 2004.

(16)	Previously filed and incorporated herein by reference from the registrant’s Current Report on Form 8-K dated September 10, 2004

(17)	Previously filed and incorporated herein by reference from the registrant’s Current Report on Form 8-K dated October 7, 2004.

(18)	Previously filed and incorporated herein by reference from the registrant’s Current Report on Form 8-K dated November 17, 2004.

(19)	Previously filed and incorporated herein by reference from registrant’s Annual Report on Form 10-K for the fiscal year ended October 3, 2004.

(20)	Previously filed and incorporated herein by reference from registrant’s Current Report on Form 8-K dated February 24, 2005.

SIGNATURE

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized and in the capacities indicated.

JACK IN THE BOX INC.
By:	/s/JERRY P. REBEL
Jerry P. Rebel
Senior Vice President and Chief Financial Officer (Principal Financial Officer) (Duly Authorized Signatory)

Date: March 4, 2005