Form 10-Q
period 2005-04-17
JACK IN THE BOX INC /NEW/
filed 2005-05-27
CIK 807882

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 17, 2005

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

Yes ☑ No ☐

Number of shares of common stock, $.01 par value, outstanding as of the close of business May 23, 2005 35,153,844.

JACK IN THE BOX INC. AND SUBSIDIARIES

PART I. FINANCIAL INFORMATION

ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS

JACK IN THE BOX INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS
(Dollars in thousands, except per share data)

	April 17,	October 3,
	2005	2004
	(Unaudited)
ASSETS

Current assets:
Cash and cash equivalents (includes restricted cash of approximately $41,700 as of April 17, 2005)	$120,662	$131,700
Accounts and notes receivable, net	20,869	18,310
Inventories	41,018	34,043
Prepaid expenses and other current assets	19,081	21,694
Assets held for sale and leaseback	48,974	34,408

Total current assets	250,604	240,155

Property and equipment, net	852,078	862,610

Goodwill	92,187	90,218

Intangible assets, net	22,576	23,265

Other assets, net	66,686	69,094

	$1,284,131	$1,285,342

LIABILITIES AND STOCK HOLDERS’ EQUITY

Current liabilities:
Current maturities of long-term debt	$7,557	$8,203
Accounts payable	63,219	53,503
Accrued liabilities	199,559	213,969

Total current liabilities	270,335	275,675

Long-term debt, net of current maturities	293,500	297,092

Other long-term liabilities	119,888	117,396

Deferred income taxes	41,174	41,780

Stockholders’ equity:
Preferred stock $.01 par value, 15,000,000 authorized, none issued	—	—
Common stock $.01 par value, 75,000,000 authorized, 44,783,803 and 43,846,512 issued, respectively	448	438
Capital in excess of par value	363,119	338,326
Retained earnings	401,585	355,478
Accumulated other comprehensive loss, net	(1,868)	(1,254)
Unearned compensation	(8,290)	(7,988)
Treasury stock, at cost, 8,987,722 and 7,173,227 shares, respectively	(195,760)	(131,601)

Total stockholders’ equity	559,234	553,399

	$1,284,131	$1,285,342

See accompanying notes to consolidated financial statements.

JACK IN THE BOX INC. AND SUBSIDIARIES

UNAUDITED CONSOLIDATED STATEMENTS OF EARNINGS
(In thousands, except per share data)

	Twelve Weeks Ended		Twenty-Eight Weeks Ended
	April 17,	April 11,	April 17,	April 11,
	2005	2004	2005	2004
		(Restated)		(Restated)
Revenues:
Restaurant sales	$477,968	$459,709	$1,090,108	$1,057,421
Distribution and other sales	73,886	39,495	166,926	83,165
Franchise rents and royalties	16,611	13,035	41,267	34,252
Other	8,580	5,027	17,340	12,348

	577,045	517,266	1,315,641	1,187,186

Costs of revenues:
Restaurant costs of sales	150,304	139,397	342,583	327,846
Restaurant operating costs	245,762	239,939	565,660	555,002
Costs of distribution and other sales	72,963	38,848	165,066	81,755
Franchised restaurant costs	8,189	7,221	18,520	16,137

	477,218	425,405	1,091,829	980,740

Selling, general and administrative	64,040	58,609	143,598	134,176

Earnings from operations	35,787	33,252	80,214	72,270

Interest expense	3,522	4,074	8,384	19,973

Earnings before income taxes	32,265	29,178	71,830	52,297

Income taxes	11,588	10,515	25,723	19,282

Net earnings	$20,677	$18,663	$46,107	$33,015

Net earnings per share:
Basic	$.57	$.52	$1.28	$.92
Diluted	$.55	$.51	$1.23	$.90

Weighted-average shares outstanding:
Basic	36,092	36,115	36,013	36,077
Diluted	37,395	36,811	37,340	36,694

See accompanying notes to consolidated financial statements.

JACK IN THE BOX INC. AND SUBSIDIARIES

UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Twenty-Eight Weeks Ended
	April 17,	April 11,
	2005	2004
		(Restated)
Cash flows from operating activities:
Net earnings	$46,107	$33,015
Non-cash items included in operations:
Depreciation and amortization	45,931	44,845
Deferred finance cost amortization	487	967
Deferred income taxes	(216)	6,202
Amortization of unearned compensation expense	915	303
Loss on early retirement of debt	—	9,180
Tax benefit associated with exercise of stock options	5,408	—
Pension contributions	—	(17,000)
Gains on the sale of company-operated restaurants	(12,523)	(9,274)
Changes in assets and liabilities:
Increase in receivables	(2,488)	(4,550)
Increase in inventories	(6,975)	(1,355)
Decrease (increase) in prepaid expenses and other current assets	2,613	(468)
Increase in accounts payable	9,716	5,772
Increase (decrease) in other liabilities	(8,283)	47,343

Cash flows provided by operating activities	80,692	114,980

Cash flows from investing activities:
Additions to property and equipment	(50,158)	(61,294)
Dispositions of property and equipment	9,062	3,264
Proceeds from the sale of company-operated restaurants	17,326	8,491
Increase in assets held for sale and leaseback	(10,692)	(81,262)
Collections on notes receivable	491	13,208
Other	(7,355)	(5,848)

Cash flows used in investing activities	(41,326)	(123,441)

Cash flows from financing activities:
Borrowings under revolving bank loans	—	45,000
Principal payments under revolving banks loans	—	(40,000)
Proceeds from issuance of debt	—	275,000
Principal payments on debt	(4,670)	(278,296)
Debt issuance and debt repayment costs	(343)	(6,878)
Repurchase of common stock	(64,159)	—
Proceeds from issuance of common stock	18,768	2,389

Cash flows used in financing activities	(50,404)	(2,785)

Net decrease in cash and cash equivalents	$(11,038)	$(11,246)

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

Restatement of Financial Information – On December 17, 2004, the Company filed its Annual Report on Form 10-K. In that report, the Company restated its financial statements for fiscal years 2003 and 2002, and for the first three-quarters of fiscal year 2004. Accordingly, the prior year financial results for the twelve and twenty-eight weeks ended April 11, 2004 reflect the impact of that restatement.

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

As a result of this change, the Company’s unaudited consolidated statement of earnings have been restated as follows:

	Twelve Weeks Ended April 11, 2004			Twenty-Eight Weeks Ended April 11, 2004
	As Previously			As Previously
	Reported (1)	Adjustments	As Restated	Reported (1)	Adjustments	As Restated
Restaurant operating costs	$238,495	$1,444	$239,939	$551,634	$3,368	$555,002
Franchised restaurant costs	7,134	87	7,221	15,934	203	16,137
Selling, general and administrative	58,599	10	58,609	134,152	24	134,176
Earnings from operations	34,793	(1,541)	33,252	75,865	(3,595)	72,270
Earnings before income taxes	30,719	(1,541)	29,178	55,892	(3,595)	52,297
Income taxes	11,114	(599)	10,515	20,680	(1,398)	19,282
Net earnings	19,605	(942)	18,663	35,212	(2,197)	33,015

Net earnings per share – Basic (2)	$.54	$(.03)	$.52	$.98	$(.06)	$.92
Net earnings per share – Diluted (2)	$.53	$(.03)	$.51	$.96	$(.06)	$.90

(1)	As previously reported, after certain reclassifications made to conform to the current year presentation.

(2)	The adjustment to basic and diluted net earnings per share for the twelve weeks ended April 11, 2004 rounds to $.03. When calculated on a discreet basis, the adjustment is $.026 yielding basic and diluted net earning per share of $.52 and $.51, respectively.

JACK IN THE BOX INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except per share data)

2.	STOCK-BASED EMPLOYEE COMPENSATION

Stock awards are accounted for under Accounting Principles Board Opinion 25, Accounting for Stock Issued to Employees, using the intrinsic method, whereby compensation expense is recognized for the excess, if any, of the quoted market price of the Company’s stock at the date of grant over the exercise price. Our policy is to grant stock options at fair value at the date of grant. Had compensation expense been recognized for our stock-based compensation plans by applying the fair value recognition provisions of Statement of Financial Accounting Standards (“SFAS”) 123, Accounting for Stock-Based Compensation, we would have recorded net earnings and earnings per share amounts as follows:

	Twelve Weeks Ended		Twenty-Eight Weeks Ended
	April 17,	April 11,	April 17,	April 11,
	2005	2004	2005	2004
		(Restated)		(Restated)
Net earnings, as reported	$20,677	$18,663	$46,107	$33,015
Stock-based employee compensation included in net income, net of taxes	289	85	576	191
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of taxes	(1,488)	(1,512)	(3,584)	(3,335)

Pro forma net earnings	$19,478	$17,236	$43,099	$29,871

Net earnings per share:
Basic-as reported	$.57	$.52	$1.28	$.92
Basic-pro forma	$.54	$.48	$1.20	$.83

Diluted-as reported	$.55	$.51	$1.23	$.90
Diluted-pro forma	$.52	$.47	$1.15	$.81

In December 2004, the Financial Accounting Standards Board issued SFAS 123R, Share-Based Payment, which revises SFAS 123, Accounting for Stock-Based Compensation, and generally requires, among other things, that all employee stock-based compensation be measured using a fair value method and that the resulting compensation cost be recognized in the financial statements. SFAS 123R also provides guidance on how to determine the grant-date fair value for awards of equity instruments, as well as alternative methods of adopting its requirements. On April 14, 2005, the SEC delayed the effective date of required adoption of SFAS 123R to the beginning of the first annual period after June 15, 2005. We plan to adopt the provisions of SFAS 123R in the first quarter of fiscal year 2006. The Company is currently evaluating the impact of adoption.

3.	INTANGIBLE ASSETS

Intangible assets consist of the following:

	April 17,	October 3,
	2005	2004
		(Restated)
Amortized intangible assets:
Gross carrying amount	$60,181	$60,550
Less: accumulated amortization	46,405	46,085

Net carrying amount	$13,776	$14,465

Unamortized intangible assets:
Goodwill	$92,187	$90,218
Qdoba trademark	8,800	8,800

	$100,987	$99,018

JACK IN THE BOX INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except per share data)

3.	INTANGIBLE ASSETS (continued)

Amortized intangible assets include lease acquisition costs and acquired franchise contracts. Lease acquisition costs represent the fair values of acquired lease contracts which have contractual rents lower than fair market rents, and are amortized on a straight-line basis over the remaining lease term. Acquired franchise contracts, which represent the acquired value of franchise contracts, are amortized over the term of the franchise agreements based on the projected royalty revenue stream. The weighted-average life of the amortized intangible assets is approximately 23 years. In 2005 and 2004, total amortization expense related to intangible assets was $173 and $289 (as restated) in the quarter and $552 and $697 (as restated) year-to-date, respectively. The estimated amortization expense for each fiscal year from fiscal year 2005 through 2009 is $950, $790, $700, $585 and $550, respectively.

Goodwill changed as follows during the year-to-date period ended April 17, 2005:

	Jack in the Box	Qdoba	Total
Balance at October 3, 2004	$66,601	$23,617	$90,218
Goodwill acquired	1,267	702	1,969

Balance at April 17, 2005	$67,868	$24,319	$92,187

During the twenty-eight weeks ended April 17, 2005, aggregate goodwill of $1,969 was recorded in connection with the acquisition of one Jack in the Box franchised restaurant and three Qdoba franchised restaurants.

4.	INDEBTEDNESS

Credit Facility - Our credit facility is comprised of: (i) a $200,000 revolving credit facility maturing on January 8, 2008 with a rate of London Interbank Offered Rate (“LIBOR”) plus 2.25% and (ii) a $272,250 term loan maturing on January 8, 2011 with a rate of LIBOR plus 1.75%. The credit facility requires the payment of an annual commitment fee based on the unused portion of the credit facility. The annual commitment rate and the credit facility’s interest rates are based on a financial leverage ratio, as defined in the credit agreement. The Company and certain of its subsidiaries granted liens in substantially all personal property assets to secure our respective obligations under the credit facility. Under certain circumstances, the Company and each of its certain subsidiaries may be required to grant liens in certain real property assets to secure their respective obligations under the credit facility. Additionally, certain of our real and personal property secure other indebtedness of the Company. At April 17, 2005, we had no borrowings under our revolving credit facility and had letters of credit outstanding against our credit facility of $180.

To reduce the Company’s letter of credit fees, the Company decided to utilize a portion of its excess cash and enter into a cash-collateralized letter of credit agreement. At April 17, 2005, the Company had letters of credit outstanding under this agreement of $38,279, which were collateralized by approximately $41,700 of cash. Although the Company has no present intention to do so, it has the ability to terminate the cash-collateralized letter of credit agreement thereby eliminating restrictions on the $41,700 restricted cash and cash equivalent balance.

Interest Rate Swaps - To reduce the Company’s exposure to rising interest rates, in March 2005, the Company entered into two interest rate swap agreements that effectively convert $130,000 of its variable rate term loan borrowings to a fixed rate basis through March 2008. The agreements have been designated as cash flow hedges under the terms of SFAS 133, Accounting for Derivative Instruments and Hedging Activities. Accordingly, changes in the fair value of the interest rate swap contracts are recorded, net of taxes, as a component of accumulated other comprehensive income in the accompanying condensed consolidated balance sheet as of April 17, 2005.

Covenants - We are subject to a number of customary covenants under our various credit agreements, including limitations on additional borrowings, acquisitions, loans to franchisees, capital expenditures, lease commitments and dividend payments, and requirements to maintain certain financial ratios, cash flows and net worth. As of April 17, 2005, we were in compliance with all debt covenants.

JACK IN THE BOX INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except per share data)

5.	NET PERIODIC BENEFIT COST

Defined Benefit Pension Plans - We have funded and unfunded non-contributory defined benefit pension plans covering those employees meeting certain eligibility requirements. These plans are subject to modification at any time. The plans provide retirement benefits based on years of service and compensation. It is our practice to fund retirement costs as necessary.

The components of net periodic defined benefit pension cost for each period are presented below:

	Twelve Weeks Ended		Twenty-Eight Weeks Ended
	April 17,	April 11,	April 17,	April 11,
	2005	2004	2005	2004
Service cost	$2,086	$1,857	$4,866	$4,334
Interest cost	2,791	2,417	6,513	5,639
Expected return on plan assets	(2,178)	(1,626)	(5,082)	(3,795)
Recognized actuarial loss	940	1,279	2,193	2,984
Net amortization	303	339	707	792

Net periodic pension cost	$3,942	$4,266	$9,197	$9,954

Post-Retirement Benefit Plan - We also sponsor a health care plan that provides post-retirement medical benefits for employees who meet minimum age and service requirements. The plan is contributory, with retiree contributions adjusted annually, and contains other cost-sharing features such as deductibles and coinsurance. Our policy is to fund the cost of medical benefits in amounts determined at the discretion of management.

The components of net periodic post-retirement benefit cost for each period are presented below:

	Twelve Weeks Ended		Twenty-Eight Weeks Ended
	April 17,	April 11,	April 17,	April 11,
	2005	2004	2005	2004
Service cost	$57	$60	$133	$140
Interest cost	221	190	516	444
Net amortization	(87)	(116)	(203)	(272)

Net periodic post-retirement benefit cost	$191	$134	$446	$312

6.	INCOME TAXES

The income tax provisions reflect year-to-date tax rates of 35.8% in 2005 and 36.9% in 2004, as restated. The lower tax rate in 2005 relates primarily to the retroactive reinstatement of the Work Opportunity Tax Credit and continued tax-planning strategies. We expect the annual tax rate for fiscal year 2005 to be approximately 36.4%. The final annual tax rate cannot be determined until the end of the fiscal year; therefore, the actual rate could differ from our current estimates.

7.	STOCKHOLDERS’ EQUITY

Stock Repurchase Program - Pursuant to a $35,000 stock repurchase program authorized by our Board of Directors in September 2004, the Company repurchased 849,095 shares of its common stock for approximately $27,862 during the first quarter of 2005, fully utilizing the remaining repurchase availability under this authorization.

On February 18, 2005, the Board of Directors authorized an additional $65,000 stock repurchase program for fiscal year 2005. In connection with this authorization, during the quarter ended April 17, 2005, the Company repurchased 965,400 shares of its common stock for approximately $36,297. The $28,703 authorization remaining as of April 17, 2005 has been fully utilized as of May 6, 2005 under a 10b5-1 plan executed by the Company on March 18, 2005.

JACK IN THE BOX INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except per share data)

7.	STOCKHOLDERS’ EQUITY (continued)

Comprehensive Income – The Company’s total comprehensive income, net of taxes, was as follows for the twelve and twenty-eight weeks ended April 17, 2005 and April 11, 2004:

	Twelve Weeks Ended		Twenty-Eight Weeks Ended
	April 17,	April 11,	April 17,	April 11,
	2005	2004	2005	2004
Net earnings	$20,677	$18,663	$46,107	$33,015
Net unrealized losses related to cash flow hedges	(614)	—	(614)	—

Total comprehensive income	$20,063	$18,663	$45,493	$33,015

The components of accumulated other comprehensive income, net of taxes, were as follows as of April 17, 2005 and October 3, 2004:

	April 17, 2005	October 3, 2004
Additional minimum pension liability adjustment	$(1,254)	$(1,254)
Net unrealized losses related to cash flow hedges	(614)	—

Accumulated other comprehensive loss	$(1,868)	$(1,254)

8.	AVERAGE SHARES OUTSTANDING

Net earnings per share for each period is based on the weighted-average number of shares outstanding during the period, determined as follows (in thousands):

	Twelve Weeks Ended		Twenty-Eight Weeks Ended
	April 17,	April 11,	April 17,	April 11,
	2005	2004	2005	2004
Shares outstanding, beginning of fiscal year	36,386	36,034	36,386	36,034
Effect of common stock issued	762	81	514	43
Effect of common stock reacquired	(1,056)	—	(887)	—

Weighted-average shares outstanding – basic	36,092	36,115	36,013	36,077
Assumed additional shares issued upon exercise of stock options, net of shares reacquired at the average market price	1,149	621	1,179	440
Effect of restricted stock issued	154	75	148	177

Weighted-average shares outstanding – diluted	37,395	36,811	37,340	36,694

Stock options excluded (1)	—	2,010	—	2,020

(1)	Excluded from diluted weighted-average shares outstanding because their exercise prices exceeded the average market price of common stock for the period.

JACK IN THE BOX INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except per share data)

9.	COMMITMENTS, CONTINGENCIES AND LEGAL MATTERS

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

Summarized financial information concerning our reportable segment is shown in the following table:

	Twelve Weeks Ended		Twenty-Eight Weeks Ended
	April 17,	April 11,	April 17,	April 11,
	2005	2004	2005	2004
		(Restated)		(Restated)
Revenues	$564,146	$508,473	$1,288,003	$1,168,202
Earnings from operations.	35,097	33,330	79,309	72,686

Interest expense and income taxes are not reported on an operating segment basis in accordance with the Company’s method of internal reporting.

A reconciliation of reportable segment revenues to consolidated revenue follows:

	Twelve Weeks Ended		Twenty-Eight Weeks Ended
	April 17,	April 11,	April 17,	April 11,
	2005	2004	2005	2004
Reportable segment revenues	$564,146	$508,473	$1,288,003	$1,168,202
Other	12,899	8,793	27,638	18,984

Consolidated revenues	$577,045	$517,266	$1,315,641	$1,187,186

A reconciliation of reportable segment earnings from operations to consolidated earnings from operations follows:

	Twelve Weeks Ended		Twenty-Eight Weeks Ended
	April 17,	April 11,	April 17,	April 11,
	2005	2004	2005	2004
		(Restated)		(Restated)
Reportable segment earnings from operations	$35,097	$33,330	$79,309	$72,686
Other	690	(78)	905	(416)

Consolidated earnings from operations	$35,787	$33,252	$80,214	$72,270

JACK IN THE BOX INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except per share data)

11.	SUPPLEMENTAL CASH FLOW INFORMATION

	Twenty-Eight Weeks Ended
	April 17,	April 11,
	2005	2004
Cash paid during the year for:
Interest, net of amounts capitalized	$7,916	$16,593
Income tax payments	31,884	16,125
Capital lease obligations incurred	431	7,908
Increase in market value of performance vested restricted stock awards	591	—
Restricted stock issued	626	—

The consolidated statements of cash flows also exclude non-cash proceeds from the Company’s financing of a portion of the sale of company-operated restaurants to certain qualified franchisees of $5,265 in 2004, included in accounts and notes receivable, net.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations

     All comparisons under this heading between 2005 and 2004 refer to the 12-week (“quarter”) and 28-week (“year-to-date”) periods ended April 17, 2005 and April 11, 2004, respectively, unless otherwise indicated.

Restatement of Prior Financial Information

     On December 17, 2004, the Company filed its Annual Report on Form 10-K. In that report, the Company restated its financial statements for fiscal years 2003 and 2002, and the first three quarters of fiscal year 2004. Accordingly, the prior year financial results for the quarter and year-to-date periods ended April 11, 2004 reflect the impact of that restatement.

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

     As a result of this change, the Company’s financial results have been restated as follows (dollars in thousands, except per share data):

	Twelve Weeks Ended		Twenty-eight Weeks Ended
	April 11, 2004		April 11, 2004
	Net	Diluted	Net	Diluted
	Earnings	EPS (1)	Earnings	EPS
As reported	$19,605	$.53	$35,212	$.96
Adjustments to depreciation/amortization, net of taxes	(942)	(.03)	(2,197)	(.06)

As restated	$18,663	$.51	$33,015	$.90

(1)	The adjustment to diluted net earnings per share rounds to $.03. When calculated on a discreet basis, the adjustment is $.026 yielding diluted net earnings per share of $.51.

     The following management’s discussion and analysis takes into account the effects of these restatements.

Overview

     Jack in the Box Inc. (the “Company”) owns, operates and franchises Jack in the Box® quick-service restaurants and Qdoba Mexican Grill (“Qdoba”) fast-casual restaurants, primarily in the western and southern United States. As of April 17, 2005, the Company owned, operated and franchised 2,024 Jack in the Box quick-service restaurants and 215 Qdoba fast-casual restaurants.

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

      To address these challenges and others, and support our goal of transitioning to a national restaurant company, management has developed a strategic plan centered around reinvention of the Jack in the Box brand and multifaceted growth. Brand reinvention initiatives include product innovations with a focus on high-quality products, enhancements to the quality of service and renovations to the restaurant facilities. Our multifaceted growth strategy includes growing our restaurant base, increasing our franchising activities, continuing to grow Qdoba and the testing of our new fast-casual concept, JBX GrillTM. We believe that brand reinvention will differentiate us from our competition and that our growth strategy will support us in our objective to become a national restaurant company.

      The following summarizes the most significant events occurring in fiscal year 2005:

•	Company-operated Restaurant Sales. New product introductions contributed to sales growth at Jack in the Box restaurants open at least one year (“same-store”), and sales increases were higher than expectations due to strong sales of premium products. This positive sales momentum is expected to continue, and we project Jack in the Box same-store sales to increase approximately 3.0% in fiscal 2005.

•	New Restaurant Designs. As planned, the Company began testing a new interior and exterior design for its Jack in the Box restaurants. The design enhancements are intended to create a more contemporary atmosphere and promote more in-restaurant dining. Approximately 50 restaurants will test the new designs in fiscal 2005, and assuming results are successful, the Company expects to re-image approximately 200 restaurants each year thereafter at an approximate cost of $100,000 per location.

•	Reloadable Gift Cards. We introduced reloadable gift cards at virtually all of our restaurants in November 2004. The “Jack Cash” gift cards are available in any amount from $5 to $100.

•	Health-Care Program. We began offering all Jack in the Box restaurant hourly employees a health-care program, including vision and dental benefits. As an additional incentive to crew members with more than a year of service, Jack in the Box will pay a portion of their premiums. We believe this program will reduce turnover, as well as training costs and workers’ compensation claims.

•	JBX Grill. We continued testing JBX Grill at nine locations in Boise, Idaho, and Bakersfield, California, where the concept was enhanced based on learnings gained at two prototype restaurants in San Diego. For example, the dining areas are now larger and more open, the service lobbies were redesigned to improve traffic flow and merchandising, and the menu was expanded with flame-grilled products. With these two market tests successfully launched and the purpose of our San Diego learning labs fulfilled, the Company converted the menu at these two prototype restaurants back to Jack in the Box.

•	Repurchase of Common Stock. Pursuant to stock repurchase programs authorized by our Board of Directors, the Company repurchased approximately 1.8 million shares of its common stock during the year-to-date period ended April 17, 2005.

•	Interest Rate Swaps. To reduce exposure to rising interest rates, we converted approximately $130 million of our $275 million term loan at floating rates to a fixed interest rate for the next three years by entering into two-interest rate swap contracts.

•	Work Opportunity Tax Credit. On October 4, 2004, the Work Opportunity Tax Credit program was retroactively reinstated contributing to the favorable tax rate in 2005.

     The following table sets forth, unless otherwise indicated, the percentage relationship to total revenues of certain items included in the Company’s consolidated statements of earnings.

STATEMENTS OF EARNINGS DATA

	Twelve Weeks Ended		Twenty-Eight Weeks Ended
	April 17,	April 11,	April 17,	April 11,
	2005	2004	2005	2004
		(Restated)		(Restated)
Revenues:
Restaurant sales	82.8%	88.9%	82.9%	89.1%
Distribution and other sales	12.8	7.6	12.7	7.0
Franchise rents and royalties	2.9	2.5	3.1	2.9
Other	1.5	1.0	1.3	1.0

Total revenues	100.0%	100.0%	100.0%	100.0%

Costs of revenues:
Restaurant costs of sales (1)	31.4%	30.3%	31.4%	31.0%
Restaurant operating costs (1)	51.4	52.2	51.9	52.5
Costs of distribution and other sales (1)	98.8	98.4	98.9	98.3
Franchise restaurant costs (1)	49.3	55.4	44.9	47.1
Total costs of revenues	82.7	82.2	83.0	82.6
Selling, general and administrative	11.1	11.3	10.9	11.3
Earnings from operations	6.2	6.4	6.1	6.1

(1)	As a percentage of the related sales and/or revenues.

     The following table summarizes the number of systemwide restaurants:

SYSTEMWIDE RESTAURANT UNITS

	April 17,	October 3,	April 11,
	2005	2004	2004
Jack in the Box
Company-operated	1,545	1,558	1,552
Franchised	479	448	421

Total system	2,024	2,006	1,973

Qdoba
Company-operated	51	47	42
Franchised	164	130	96

Total system	215	177	138

Consolidated:
Company-operated	1,596	1,605	1,594
Franchised	643	578	517

Total system	2,239	2,183	2,111

Revenues

     Restaurant sales increased $18.3 million and $32.7 million, respectively, to $478.0 million and $1,090.1 in 2005 from $459.7 million and $1,057.4 million in 2004. This growth primarily reflects an increase in per store average (“PSA”) sales at Jack in the Box and Qdoba company-operated restaurants, as well as an increase in the number of Qdoba company-operated restaurants. Same-store sales at Jack in the Box company-operated restaurants increased 3.1% in the quarter and 2.6% year-to-date compared with a year ago, primarily due to the success of new product introductions and strong sales of premium products. Same-store sales at Qdoba company-operated restaurants increased in the double-digit range on top of a double-digit increase in 2004, extending to 23 its string of consecutive quarters with same-stores higher than the prior year.

     Distribution and other sales, representing distribution sales to Jack in the Box and Qdoba franchisees, as well as Quick Stuff fuel and convenience store sales, increased $34.4 million and $83.8 million, respectively, to $73.9 million and $166.9 million in 2005 compared with 2004. Sales from our Quick Stuff locations increased primarily due to an increase in the number of locations to 35 at the end of the quarter from 21 a year ago, as well as higher fuel sales. Increases in fuel sales reflect higher retail prices per gallon of fuel and additional gallons sold. Distribution sales grew primarily due to an increase in the number of Jack in the Box and Qdoba franchised restaurants serviced by our distribution centers.

     Franchise rents and royalties increased $3.6 million and $7.0 million, respectively, to $16.6 million and $41.3 million in 2005 compared with 2004, due primarily to an increase in the number of franchised restaurants. The number of franchised restaurants at the end of the quarter grew to 643 from 517 a year ago, reflecting the sale of 53 company-operated restaurants to franchisees since a year ago and new restaurant development by franchisees.

     Other revenues include gains and fees from the sale of company-operated restaurants to franchisees, as well as interest income from investments and notes receivable. Other revenues increased to $8.6 million and $17.3 million, respectively, in 2005 from $5.0 million and $12.3 million in 2004, primarily due to an increase in gains and fees from the sale of company-operated restaurants to franchisees. We continued our strategy of selectively selling Jack in the Box company-operated restaurants to franchisees with the goal of improving operating margins and accelerating cash flows which enables us to develop new restaurants, reinvest in our restaurant re-image program and repurchase the Company’s common stock without incurring additional debt or diluting equity. In the quarter, we sold 13 Jack in the Box restaurants compared with 7 a year ago. Year-to-date, we sold 26 Jack in the Box restaurants, the same as a year ago with the difference in the average selling price per restaurant related to the specific sales and cash flows of the restaurants sold. In the third quarter, we expect other revenues to be approximately $6-7 million, primarily from the sale of 18-20 restaurants, and for fiscal 2005, other revenues are expected to be approximately $31 million, primarily from the sale of 57 restaurants.

Costs and Expenses

     Restaurant costs of sales, which include food and packaging costs, increased to $150.3 million and $342.6 million, respectively, in 2005 from $139.4 million and $327.8 million in 2004, primarily due to sales growth. Restaurant costs of sales increased to 31.4% of sales in both periods of 2005 from 30.3% and 31.0%, respectively, in 2004, as a result of higher ingredient costs, primarily beef, as well as cheese and produce. In the second quarter of fiscal 2005, beef costs were approximately 18 percent higher compared with a year ago.

     Restaurant operating costs grew with the addition of company-operated restaurants to $245.8 million and $565.7 million, respectively, in 2005. As a percentage of restaurant sales, operating costs improved to 51.4% and 51.9%, respectively, in 2005 from 52.2% and 52.5% in 2004. The percentage improvement in 2005 is primarily due to effective labor management and lower occupancy costs, which were related to continued Profit Improvement Program initiatives, as well as to increased leverage provided by higher sales in 2005 compared with a year ago. A non-recurring expense associated with an arbitration award in connection with the cancellation of a utility contract partially offset these improvements. The restatement, as previously discussed, did not have a material impact on the change in percent of sales year-to-year.

     Costs of distribution and other sales increased to $73.0 million and $165.1 million, respectively, in 2005 from $38.8 million and $81.8 million in 2004, primarily reflecting an increase in the related sales. As a percent of the related sales, these costs have increased since a year ago, due primarily to higher distribution delivery costs compared with 2004, as well as higher retail prices per gallon of fuel at our Quick Stuff locations, which have proportionately higher costs, but yield stable penny profits.

     Franchise restaurant costs, principally rents and depreciation on properties leased to Jack in the Box franchisees, increased to $8.2 million and $18.5 million, respectively, in 2005 from $7.2 million and $16.1 million in 2004, due primarily to an increase in the number of franchised restaurants. As a percentage of franchise rents and royalties, franchise restaurant costs decreased to 49.3% and 44.9%, respectively, in 2005 compared with 55.4% and 47.1% in 2004. The percentage decrease in 2005 is primarily due to the leverage provided by higher royalties. The restatement, as previously discussed, did not have a material impact on the change in percent of franchise rents and royalties year-to-year.

     Selling, general and administrative expenses (“SG&A”) increased to $64.0 million and $143.6 million, respectively, in 2005 from $58.6 million and $134.2 million in 2004. As a percentage of revenues, SG&A expenses improved to 11.1% and 10.9%, respectively, in 2005 compared with 11.3% in both periods in 2004, primarily due to increased leverage from higher distribution and Quick Stuff sales, which offset higher incentive accruals based on the Company’s improved performance and higher costs associated with Sarbanes-Oxley compliance. The restatement, as previously discussed, did not have a material impact on the change in percent of revenues year-to-year.

     Interest expense was $3.5 million and $8.4 million, respectively, in 2005 compared with $4.1 million and $20.0 million in 2004, which included a charge of $9.2 million in the first quarter for the payment of a call premium and the write-off of deferred finance fees related to the refinancing of the Company’s term loan and the early redemption of its senior subordinated notes. Lower interest rates from the Company’s refinancing and subsequent two repricings of its credit facility also contributed to the decrease in interest expense compared with 2004.

     The income tax provisions reflect year-to-date tax rates of 35.8% in 2005 and 36.9% in 2004, as restated. The lower tax rate in 2005 relates primarily to the retroactive reinstatement of the Work Opportunity Tax Credit and continued tax-planning strategies. We expect the annual tax rate for fiscal year 2005 to be approximately 36.4%. The final annual tax rate cannot be determined until the end of the fiscal year; therefore, the actual rate could differ from our current estimates.

Net Earnings

     Net earnings were $20.7 million in the quarter, or $.55 per diluted share, in 2005 compared to $18.7 million, or $.51 per diluted share, in 2004. Year-to-date net earnings were $46.1 million, or $1.23 per diluted share, in 2005 compared to $33.0 million, or $.90 per diluted share, in 2004. In 2004, year-to-date net earnings includes a loss on early retirement of debt of $5.7 million, net of income taxes, or $.15 per diluted share.

Liquidity and Capital Resources

     General. Cash and cash equivalents decreased $11.0 million to $120.7 million at April 17, 2005 from $131.7 million at the beginning of the fiscal year due primarily to the Company’s stock repurchase program which partially offset cash flows provided by operating activities. We generally reinvest available cash flows from operations to develop new or enhance existing restaurants, to reduce borrowings under the revolving credit agreement, as well as to repurchase shares of our common stock.

     Financial Condition. The Company, and the restaurant industry in general, maintain relatively low levels of accounts receivable and inventories, and vendors grant trade credit for purchases such as food and supplies. We also continually invest in our business through the addition of new units and refurbishment of existing units, which are reflected as long-term assets and not as part of working capital. As a result, we typically maintain a working capital deficit, which was $19.7 million at April 17, 2005. Our current ratio remained at .9 to 1 at April 17, 2005, as it had been at the beginning of the fiscal year.

     Credit Facility. Our credit facility is comprised of (i) a $200 million revolving credit facility maturing on January 8, 2008 with a rate of London Interbank Offered Rate (“LIBOR”) plus 2.25% and (ii) a $272.3 million term loan maturing on January 8, 2011 with a rate of LIBOR plus 1.75%. The credit facility requires the payment of an annual commitment fee based on the unused portion of the credit facility. The annual commitment rate and the credit facility’s interest rates are based on a financial leverage ratio, as defined in the credit agreement. The Company and certain of its subsidiaries granted liens in substantially all personal property assets to secure our respective obligations under the credit facility. Under certain circumstances, the Company and each of its certain subsidiaries may be required to grant liens in certain real property assets to secure their respective obligations under the credit facility. Additionally, certain of our real and personal property secure other indebtedness of the Company. At April 17, 2005, we had no borrowings under our revolving credit facility and had letters of credit outstanding against our credit facility of $.2 million.

     To reduce the Company’s letter of credit fees, the Company decided to utilize a portion of its excess cash and enter into a cash-collateralized letters of credit agreement. At April 17, 2005, the Company had letters of credit outstanding under this agreement of $38.3 million, which were collateralized by approximately $41.7 million of cash. Although the Company has no present intention to do so, it has the ability to terminate the cash-collateralized letter of credit agreement thereby eliminating restrictions on the $41.7 million restricted cash and cash equivalent balance.

     On January 31, 2005, we amended the term loan portion of our credit facility to achieve a reduced borrowing rate of LIBOR plus 1.75%, which is expected to reduce interest expense by approximately $1.2 million annually. Fees paid in connection with the repricing were customary for such arrangements of this type and were not material.

     Interest Rate Swaps - To reduce the Company’s exposure to rising interest rates, in March 2005, the Company entered into two interest rate swap agreements that effectively convert $130,000 of its variable rate term loan borrowings to a fixed rate basis through March 2008. The agreements have been designated as cash flow hedges under the terms of SFAS 133, Accounting for Derivative Instruments and Hedging Activities. Accordingly, changes in the fair value of the interest rate swap contracts are recorded as a component of accumulated other comprehensive income in the accompanying condensed consolidated balance sheet as of April 17, 2005. These agreements effectively convert a portion of the Company’s variable rate bank debt to fixed rate debt and have an average pay rate of 4.28%, yielding a fixed rate of 6.03% including the term loan’s 1.75% applicable margin.

     We are subject to a number of covenants under our various debt instruments, including limitations on additional borrowings, acquisitions, loans to franchisees, capital expenditures, lease commitments and dividend payments, as well as requirements to maintain certain financial ratios, cash flows and net worth. As of April 17, 2005, we were in compliance with all debt covenants.

     Total debt outstanding decreased to $301.1 million at April 17, 2005 from $305.3 million at the beginning of the fiscal year, due to scheduled debt repayments made during the year, including payments made on capital leases.

     Sale of Company-Operated Restaurants. We have continued our strategy of selectively converting company-operated restaurants to franchises, converting 26 restaurants in 2005, the same as a year ago. Year-to-date, proceeds from the conversion of company-operated restaurants and collections on notes receivable, primarily related to conversions, were $17.8 million and $21.7 million in 2005 and 2004, respectively.

     Common Stock Repurchase Programs. Pursuant to a $35 million stock repurchase program authorized by our Board of Directors in September 2004, the Company repurchased 849,095 shares of its common stock for approximately $27.9 million during the first quarter of 2005, fully utilizing the remaining repurchase availability under this authorization.

     On February 18, 2005, the Board of Directors authorized an additional $65 million stock repurchase program for fiscal year 2005. In connection with this authorization, the Company repurchased 965,400 shares of its common stock for approximately $36.3 million during the second quarter. The $28.7 million authorization remaining as of April 17, 2005 has been fully utilized as of May 6, 2005 under a 10b5-1 plan executed by the Company on March 18, 2005.

     Contractual Obligations and Commitments. The following is a summary of the Company’s contractual obligations and commercial commitments as of April 17, 2005:

	Payments Due by Period (in thousands)
		Less than			After
	Total	1 year	1-3 years	3-5 years	5 years
Contractual Obligations:
Credit facility term loan (1)	$272,250	$2,750	$5,500	$5,500	$258,500
Revolving credit facility	—	—	—	—	—
Capital lease obligations (1)	27,794	4,462	9,929	4,560	8,843
Other long-term debt obligations (1)	1,013	345	522	146	—
Operating lease obligations	1,660,008	169,382	307,245	262,221	921,160
Guarantee (2)	963	379	270	290	24

Total contractual obligations	$1,962,028	$177,318	$323,466	$272,717	$1,188,527

Other Commercial Commitments:
Stand-by letters of credit (3)	$38,459	$38,459	$—	$—	$—

(1)	Obligations related to the Company’s credit facility term loan, capital lease obligations, and other long-term debt obligations exclude interest expense.

(2)	Consists of a guarantee associated with one Chi-Chi’s property. Due to the bankruptcy of the Chi-Chi’s restaurant chain, previously owned by the Company, we may be obligated to perform in accordance with the terms of the guarantee agreement.

(3)	Consists primarily of letters of credit for workers’ compensation and general liability insurance. Letters of credit outstanding against our credit facility totaled $.2 million. Letters of credit outstanding under our cash collateralized letters of credit agreement totaled $38.3 million and do not impact the borrowing capacity under our credit facility.

     Capital Expenditures. Cash flows used for additions to property and equipment decreased to $50.2 million in 2005 from $61.3 million in 2004, primarily due to a decision in 2004 to finance the new Innovation Center utilizing the Company’s operating cash flows instead of through a sale and leaseback transaction. In 2005 and 2004, we also incurred capital lease obligations of $.4 million and $7.9 million, respectively.

     In the third quarter of fiscal year 2005 and for the full year, we expect capital expenditures and lease commitments to be $30-35 million and $125-135 million, respectively. Our capital projections include spending related to new Jack in the Box restaurants, brand re-invention initiatives and our plan to upgrade approximately 50 of our Jack in the Box restaurants, as part of our re-image program, at a cost of approximately $100,000 per restaurant.

     Pension Funding. During fiscal year 2005, we currently anticipate contributing approximately $11 million to our defined benefit pension plans.

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

Future Application of Accounting Principles

     In December 2004, the Financial Accounting Standards Board issued SFAS 123R, Share-Based Payment. SFAS 123R revises SFAS 123, Accounting for Stock-Based Compensation, and generally requires, among other things, that all employee stock-based compensation be measured using a fair value method and that the resulting compensation cost be recognized in the financial statements. SFAS 123R also provides guidance on how to determine the grant-date fair value for awards of equity instruments, as well as alternative methods of adopting its requirements. On April 14, 2005, the Securities and Exchange Commission delayed the effective date of required adoption of SFAS 123R to the beginning of the first annual period after June 15, 2005. We plan to adopt the provisions of SFAS 123R in the first quarter of fiscal year 2006. The Company is currently evaluating the impact of adoption.

Cautionary Statements Regarding Forward-Looking Statements

     This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of the federal securities law. These forward-looking statements are principally contained in the sections captioned, Notes to Unaudited Consolidated Financial Statements and Liquidity and Capital Resources. Forward-looking statements are generally identifiable by the use of the words “anticipate,” “assume,” “believe,” “strategy,” “estimate,” “seek,” “expect,” “intend,” “plan,” “project,” “may,” “will” “would,” and similar expressions. Forward-looking statements are based on management’s current plans and assumptions and are subject to known and unknown risks and uncertainties, which may cause actual results to differ materially from expectations. The following is a discussion of some of those factors.

     There is intense competition in the quick service restaurant industry with respect to market share, restaurant locations, labor, menu and product development. The Company competes primarily on the basis of quality, variety and innovation of menu items, service, brand, convenience and price against several larger national and international chains with potentially significantly greater financial resources. The Company’s results depend upon the effectiveness of its strategies as compared to its competitors, and can be adversely affected by new concepts and aggressive competition from numerous and varied competitors in all areas of business, including new product introductions, promotions and discounting. In addition, restaurant sales can be affected by factors, including but not limited to, demographic changes, consumer preferences, tastes and spending patterns, perceptions about the health and safety of food products and adverse weather conditions. With approximately 65% of its restaurants in California and Texas, demographic changes, adverse weather, economic and political conditions and other significant events in those states can significantly affect restaurant sales and expenses. The quick service restaurant industry is mature, with significant chain penetration. There can be no assurances that the Company’s Jack in the Box and Qdoba growth objectives in the regional domestic markets in which it operates restaurants and convenience stores will be met or that the new facilities will be profitable. Anticipated and unanticipated delays in development, sales softness and restaurant closures may have a material adverse effect on the Company’s results of operations. The development and profitability of restaurants can be adversely affected by many factors including the ability of the Company and its franchisees to select and secure suitable sites on satisfactory terms, costs of construction, including costs related to Jack in the Box restaurant remodels and conversions of Jack in the Box restaurants to JBX Grill restaurants, the availability of financing and general business and economic conditions. The realization of gains from our program of selective sales of Company-operated restaurants to existing and new franchisees depends upon various factors, including sales trends at Jack in the Box and Qdoba restaurants and the financing market and economic conditions referred to above. Our results of operations can also be adversely affected by increases in the cost of commodities, particularly increases in beef, cheese and produce, as well as fuel, utilities and labor costs, increases in interest rates, inflation, recession and other factors over which the Company has no control, including the possibility of increased pension expense and contributions resulting from changes in actuarial assumptions and declines in discount rates and stock market returns. In January 2003, the Company completed its acquisition of Qdoba Restaurant Corporation, a fast-casual restaurant chain. The Company may not fully realize the potential benefits or synergies of this or other acquisition transactions. Other factors that can cause actual results to differ materially from expectations include the unpredictable nature of litigation, including strategies, ultimate liabilities and settlement costs; changes in accounting standards, policies and practices; the effects of potential weakness in or failure of internal controls; new legislation and governmental regulation; potential variances between estimated and actual liabilities; terrorist acts, acts of God and the possibility of unforeseen events affecting the industry in general.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS

     Our primary exposure relating to financial instruments are changes in interest rates. The Company uses interest rate swap agreements to reduce exposure to interest rate fluctuations. At April 17, 2005, the Company had two interest rate swap agreements having an aggregate notional amount of $130 million expiring March 2008. These agreements effectively convert a portion of the Company’s variable rate bank debt to fixed rate debt and have an average pay rate of 4.28%, yielding a fixed rate of 6.03% including the term loan’s 1.75% applicable margin.

     Our credit facility, which is comprised of a revolving credit facility and a term loan, bears interest at an annual rate equal to the prime rate or LIBOR plus an applicable margin based on a financial leverage ratio. As of April 17, 2005, the applicable margin for the LIBOR-based revolving loans and term loan were set at 2.25% and 1.75%, respectively. A hypothetical 100 basis point increase in short-term interest rates, based on the outstanding balance of our revolving credit facility and term loan at April 17, 2005, would result in an estimated increase of $1.4 million in annual interest expense. The estimated increase is based on holding the unhedged portion of bank debt at its April 17, 2005 level.

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

     We are also exposed to the impact of commodity and utility price fluctuations related to unpredictable factors such as weather and various other market conditions outside our control. Our ability to recover increased costs through higher prices is limited by the competitive environment in which we operate. From time-to-time we enter into futures and option contracts to manage these fluctuations. Open commodity futures and option contracts were not significant at April 17, 2005.

     At April 17, 2005, we had no other material financial instruments subject to significant market exposure.

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

     There were no changes in the Company’s internal controls over financial reporting during the period covered by this quarterly report on Form 10-Q that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

     On February 18, 2005, the Board of Directors authorized a $65 million stock repurchase program through October 2, 2005. This authorization has been fully utilized as of May 6, 2005. The following table summarizes treasury stock purchases made by the Company under this authorization during the quarter ended April 17, 2005:

			(c)
			Total number of	(d)
	(a)		shares purchased	Maximum
	Total	(b)	as part of	dollar value that
	number of	Average	publicly	may yet be
	shares	price paid	announced	purchased under
	purchased	per share	program	the program
February 21, 2005 – March 20, 2005	328,500	$37.04	328,500	$52,829,572
March 21, 2005 – April 17, 2005	636,900	$37.87	636,900	$28,702,448

February 21, 2005 – April 17, 2005	965,400	$37.57	965,400	$28,702,448

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     Information on matters submitted to a vote of stockholders at our annual meeting held on February 14, 2005, can be found in our Quarterly Report on Form 10-Q for the Quarter ended January 23, 2005 previously filed with the SEC.

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

4.2	Shareholder Rights Agreement(3)

10.1	Amended and Restated Credit Agreement dated as of January 8, 2004 by and among Jack in the Box Inc. and the lenders named therein(14)

10.1.1	First Amendment dated as of June 18, 2004 to the Amended and Restated Credit Agreement(15)

10.1.2	Second Amendment and Consent dated as of September 24, 2004 to the Amended and Restated Credit Agreement(19)

10.1.3	Third Amendment dated as of January 31, 2005 to the Amended and Restated Credit Agreement(21)

10.2	Purchase Agreements dated as of January 22, 1987 between Foodmaker, Inc. and FFCA/IIP 1985 Property Company and FFCA/IIP 1986 Property Company(1)

10.3	Land Purchase Agreements dated as of February 18, 1987 by and between Foodmaker, Inc. and FFCA/IPI 1984 Property Company and FFCA/IPI 1985 Property Company and Letter Agreement relating thereto(1)

10.4.1*	Amended and Restated 1992 Employee Stock Incentive Plan(4)

10.4.2*	Jack in the Box Inc. 2002 Stock Incentive Plan(10)

10.5*	Capital Accumulation Plan for Executives(9)

10.5.1*	First Amendment dated as of August 2, 2002 to the Capital Accumulation Plan for Executives(11)

10.6*	Supplemental Executive Retirement Plan(9)

10.6.1*	First Amendment dated as of August 2, 2002 to the Supplemental Executive Retirement Plan(11)

10.7*	Performance Bonus Plan(8)

10.7.1*	Bonus Program for Fiscal 2005 Under the Performance Bonus Plan(21)

10.8*	Deferred Compensation Plan for Non-Management Directors(2)

10.9*	Amended and Restated Non-Employee Director Stock Option Plan(7)

10.10*	Form of Compensation and Benefits Assurance Agreement for Executives(5)

10.11*	Form of Indemnification Agreement between Jack in the Box Inc. and certain officers and directors(11)

10.12	Consent Agreement(11)

10.13*	Executive Deferred Compensation Plan(12)

10.14*	Form of Restricted Stock Award for certain executives(12)

10.14(a)	Schedule of Restricted Stock Awards(19)

10.15*	Executive Agreement between Jack in the Box Inc. and Gary J. Beisler, President and Chief Executive Officer of Qdoba Restaurant Corporation(13)

10.16*	Amended and Restated 2004 Stock Incentive Plan(20)

10.17	Form of Stock Option Awards(16)

10.18	Retirement Agreement between Jack in the Box Inc. and John F. Hoffner, Executive Vice President and Chief Financial Officer(18)

10.19	Principal Officer, Terms of Employment(22)

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Management contract or compensatory plan.

(1)	Previously filed and incorporated herein by reference from registrant’s Registration Statement on Form S-1 (No. 33-10763) filed February 24, 1987.

(2)	Previously filed and incorporated herein by reference from registrant’s Definitive Proxy Statement dated January 17, 1995 for the Annual Meeting of Stockholders on February 17, 1995.

(3)	Previously filed and incorporated by reference from registrant’s Current Report on Form 8-K dated July 26, 1996.

(4)	Previously filed and incorporated herein by reference from registrant’s Registration Statement on Form S-8 (No. 333-26781) filed May 9, 1997.

(5)	Previously filed and incorporated herein by reference from registrant’s Annual Report on Form 10-K for the fiscal year ended September 28, 1997.

(6)	Previously filed and incorporated herein by reference from registrant’s Quarterly Report on Form 10-Q for the quarter ended April 12, 1998.

(7)	Previously filed and incorporated herein by reference from registrant’s Annual Report on Form 10-K for the fiscal year ended October 3, 1999.

(8)	Previously filed and incorporated herein by reference from registrant’s Definitive Proxy Statement dated January 19, 2001 for the Annual Meeting of Stockholders on February 23, 2001.

(9)	Previously filed and incorporated herein by reference from registrant’s Annual Report on Form 10-K for the fiscal year ended September 30, 2001.

(10)	Previously filed and incorporated herein by reference from the registrant’s Definitive Proxy Statement dated January 18, 2002 for the Annual Meeting of Stockholders’ on February 22, 2002.

(11)	Previously filed and incorporated herein by reference from registrant’s Annual Report on Form 10-K for the fiscal year ended September 29, 2002.

(12)	Previously filed and incorporated herein by reference from registrant’s Quarterly Report on Form 10-Q for the quarter ended January 18, 2003.

(13)	Previously filed and incorporated herein by reference from registrant’s Quarterly Report on Form 10-Q for the quarter ended April 11, 2003.

(14)	Previously filed and incorporated herein by reference from the registrant’s Quarterly Report on Form 10-Q for the quarter ended January 18, 2004.

(15)	Previously filed and incorporated herein by reference from the registrant’s Quarterly Report on Form 10-Q for the quarter ended July 4, 2004.

(16)	Previously filed and incorporated herein by reference from the registrant’s Current Report on Form 8-K dated September 10, 2004

(17)	Previously filed and incorporated herein by reference from the registrant’s Current Report on Form 8-K dated October 7, 2004.

(18)	Previously filed and incorporated herein by reference from the registrant’s Current Report on Form 8-K dated November 17, 2004.

(19)	Previously filed and incorporated herein by reference from registrant’s Annual Report on Form 10-K for the fiscal year ended October 3, 2004.

(20)	Previously filed and incorporated herein by reference from the registrant’s Current Report on Form 8-K dated February 24, 2005.

(21)	Previously filed and incorporated herein by reference from the registrant’s Quarterly Report on Form 10-Q for the quarter ended January 23, 2005.

(22)	Previously filed and incorporated herein by reference from the registrant’s Current Report on Form 8-K dated March 14, 2005.

SIGNATURE

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized and in the capacities indicated.

JACK IN THE BOX INC.
By:	/S/ JERRY P. REBEL
Jerry P. Rebel
Senior Vice President and Chief Financial Officer (Principal Financial Officer) (Duly Authorized Signatory)

Date: May 27, 2005