Form 10-Q
period 2005-07-10
JACK IN THE BOX INC /NEW/
filed 2005-08-12
CIK 807882

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended July 10, 2005
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
Yes ☑ No ☐
Number of shares of common stock, $.01 par value, outstanding as of the close of business August 9, 2005 – 35,535,196.

JACK IN THE BOX INC. AND SUBSIDIARIES

PART I. FINANCIAL INFORMATION
ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS
JACK IN THE BOX INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Dollars in thousands, except per share data)

	July 10,	October 3,
	2005	2004
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents (includes restricted cash of approximately $41,664 as of July 10, 2005)	$98,636	$131,700
Accounts and notes receivable, net	25,679	18,310
Inventories	39,503	34,043
Prepaid expenses and other current assets	19,805	21,694
Assets held for sale and leaseback	46,463	34,408

Total current assets	230,086	240,155

Property and equipment, net	855,349	862,610

Goodwill	92,187	90,218

Intangible assets, net	22,333	23,265

Other assets, net	88,598	69,094

	$1,288,553	$1,285,342

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Current maturities of long-term debt	$7,629	$8,203
Accounts payable	55,016	53,503
Accrued liabilities	200,671	213,969

Total current liabilities	263,316	275,675

Long-term debt, net of current maturities	291,973	297,092

Other long-term liabilities	123,117	117,396

Deferred income taxes	41,198	41,780

Stockholders’ equity:
Preferred stock $.01 par value, 15,000,000 authorized, none issued	—	—
Common stock $.01 par value, 75,000,000 authorized, 45,275,115 and 43,846,512 issued, respectively	453	438
Capital in excess of par value	376,988	338,326
Retained earnings	425,471	355,478
Accumulated other comprehensive loss, net	(1,590)	(1,254)
Unearned compensation	(7,910)	(7,988)
Treasury stock, at cost, 9,752,028 and 7,173,227 shares, respectively	(224,463)	(131,601)

Total stockholders’ equity	568,949	553,399

	$1,288,553	$1,285,342

See accompanying notes to consolidated financial statements.

JACK IN THE BOX INC. AND SUBSIDIARIES
UNAUDITED CONSOLIDATED STATEMENTS OF EARNINGS
(In thousands, except per share data)

	Twelve Weeks Ended		Forty Weeks Ended
	July 10,	July 4,	July 10,	July 4,
	2005	2004	2005	2004
		(Restated)		(Restated)
Revenues:
Restaurant sales	$483,392	$470,621	$1,573,500	$1,528,042
Distribution and other sales	81,318	49,575	248,244	132,740
Franchise rents and royalties	18,236	14,402	59,503	48,654
Other	7,232	6,614	24,572	18,962

	590,178	541,212	1,905,819	1,728,398

Costs of revenues:
Restaurant costs of sales	156,093	145,601	498,676	473,447
Restaurant operating costs	244,198	241,931	809,945	796,933
Costs of distribution and other sales	79,869	48,532	244,937	130,287
Franchised restaurant costs	8,711	7,239	27,142	23,376

	488,871	443,303	1,580,700	1,424,043

Selling, general and administrative	62,273	61,368	205,871	195,544

Earnings from operations	39,034	36,541	119,248	108,811

Interest expense	4,435	3,757	12,819	23,730

Earnings before income taxes	34,599	32,784	106,429	85,081

Income taxes	10,713	12,101	36,436	31,383

Net earnings	$23,886	$20,683	$69,993	$53,698

Net earnings per share:
Basic	$.68	$.57	$1.96	$1.49
Diluted	$.66	$.56	$1.89	$1.46

Weighted-average shares outstanding:
Basic	35,080	36,291	35,733	36,139
Diluted	36,403	37,254	37,067	36,737
See accompanying notes to consolidated financial statements.

JACK IN THE BOX INC. AND SUBSIDIARIES
UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Forty Weeks Ended
	July 10,	July 4,
	2005	2004
		(Restated)
Cash flows from operating activities:
Net earnings	$69,993	$53,698
Non-cash items included in operations:
Depreciation and amortization	65,986	64,919
Deferred finance cost amortization	735	1,208
Deferred income taxes	(368)	8,678
Amortization of unearned compensation expense	1,340	436
Loss on early retirement of debt	—	9,180
Tax benefit associated with exercise of stock options	9,329	1,878
Pension contributions	(22,200)	(30,000)
Gains on the sale of company-operated restaurants	(17,447)	(14,497)
Changes in assets and liabilities:
Increase in receivables	(7,298)	(7,143)
Increase in inventories	(5,460)	(4,909)
Decrease in prepaid expenses and other current assets	1,889	980
Increase (decrease) in accounts payable	1,513	(6,743)
Increase (decrease) in other liabilities	(65)	46,910

Cash flows provided by operating activities	97,947	124,595

Cash flows from investing activities:
Additions to property and equipment	(76,494)	(84,342)
Dispositions of property and equipment	12,521	5,560
Proceeds from the sale of company-operated restaurants	25,410	16,507
Increase in assets held for sale and leaseback	(11,694)	(437)
Collections on notes receivable	699	18,152
Purchase of investments and change in cash surrender value of life insurance, net	(7,442)	(7,444)
Other	(2,924)	(138)

Cash flows used in investing activities	(59,924)	(52,142)

Cash flows from financing activities:
Borrowings under revolving bank loans	—	45,000
Principal payments under revolving banks loans	—	(45,000)
Proceeds from issuance of debt	—	275,000
Principal payments on debt	(6,604)	(280,901)
Debt issuance and debt repayment costs	(343)	(7,103)
Repurchase of common stock	(92,862)	—
Proceeds from issuance of common stock	28,722	5,675

Cash flows used in financing activities	(71,087)	(7,329)

Net increase (decrease) in cash and cash equivalents	$(33,064)	$65,124

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
Restatement of Financial Information – The Company filed its Annual Report on Form 10-K on December 17, 2004. In that report, the Company restated its financial statements for fiscal years 2003 and 2002, and for the first three-quarters of fiscal year 2004. Accordingly, the prior year financial results for the twelve and forty weeks ended July 4, 2004 reflect the impact of that restatement.
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
As a result of this change, the Company’s unaudited consolidated statements of earnings have been restated as follows in the table below. The restatement had no effect on net cash flows from operating, investing, or financing activities.

	Twelve Weeks Ended July 4, 2004			Forty Weeks Ended July 4, 2004
	As Previously			As Previously
	Reported (1)	Adjustments	As Restated	Reported (1)	Adjustments	As Restated
Restaurant operating costs	$240,488	$1,443	$241,931	$792,122	$4,811	$796,933
Franchised restaurant costs	7,152	87	7,239	23,086	290	23,376
Selling, general and administrative	61,358	10	61,368	195,510	34	195,544
Earnings from operations	38,081	(1,540)	36,541	113,946	(5,135)	108,811
Earnings before income taxes	34,324	(1,540)	32,784	90,216	(5,135)	85,081
Income taxes	12,700	(599)	12,101	33,380	(1,997)	31,383
Net earnings	21,624	(941)	20,683	56,836	(3,138)	53,698
Net earnings per share – Basic (2)	$.60	$(.03)	$.57	$1.57	$(.09)	$1.49
Net earnings per share – Diluted (2)	$.58	$(.03)	$.56	$1.55	$(.09)	$1.46

(1)	As previously reported, after certain reclassifications made to conform to the current year presentation.

(2)	The adjustment to diluted net earnings per share for the twelve weeks ended July 4, 2004 rounds to $.03. When calculated on a discreet basis, the adjustment is $.026 yielding diluted net earning per share of $.56. The adjustment to basic net earnings per share for the forty weeks ended July 4, 2004 rounds to $.09. When calculated on a discreet basis, the adjustment is $.087 yielding basic net earnings per share of $1.49.

JACK IN THE BOX INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except per share data)
2.	STOCK-BASED EMPLOYEE COMPENSATION
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

	Twelve Weeks Ended		Forty Weeks Ended
	July 10,	July 4,	July 10,	July 4,
	2005	2004	2005	2004
		(Restated)		(Restated)
Net earnings, as reported	$23,886	$20,683	$69,993	$53,698
Stock-based employee compensation included in net income, net of taxes	268	84	844	275
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of taxes	(1,325)	(1,303)	(4,915)	(4,659)

Pro forma net earnings	$22,829	$19,464	$65,922	$49,314

Net earnings per share:
Basic-as reported	$.68	$.57	$1.96	$1.49
Basic-pro forma	$.65	$.54	$1.84	$1.36

Diluted-as reported	$.66	$.56	$1.89	$1.46
Diluted-pro forma	$.63	$.52	$1.78	$1.34
In December 2004, the Financial Accounting Standards Board (“FASB”) issued SFAS 123R, Share-Based Payment, which revises SFAS 123, Accounting for Stock-Based Compensation, and generally requires, among other things, that all employee stock-based compensation be measured using a fair value method and that the resulting compensation cost be recognized in the financial statements. SFAS 123R also provides guidance on how to determine the grant-date fair value for awards of equity instruments, as well as alternative methods of adopting its requirements. On April 14, 2005, the SEC delayed the effective date of required adoption of SFAS 123R to the beginning of the first annual period after June 15, 2005. We plan to adopt the provisions of SFAS 123R in the first quarter of fiscal year 2006. The Company is currently evaluating the impact of adoption.
3.	INTANGIBLE ASSETS
Intangible assets consist of the following:

	July 10,	October 3,
	2005	2004
		(Restated)
Amortized intangible assets:
Gross carrying amount	$60,181	$60,550
Less: accumulated amortization	46,648	46,085

Net carrying amount	$13,533	$14,465

Unamortized intangible assets:
Goodwill	$92,187	$90,218
Qdoba trademark	8,800	8,800

	$100,987	$99,018

JACK IN THE BOX INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except per share data)
3.	INTANGIBLE ASSETS (continued)
Amortized intangible assets include lease acquisition costs and acquired franchise contracts. Lease acquisition costs represent the fair values of acquired lease contracts which have contractual rents lower than fair market rents, and are amortized on a straight-line basis over the remaining lease term. Acquired franchise contracts, which represent the acquired value of franchise contracts, are amortized over the term of the franchise agreements based on the projected royalty revenue stream. The weighted-average life of the amortized intangible assets is approximately 23 years. In 2005 and 2004, total amortization expense related to intangible assets was $243 and $290 (as restated) in the quarter and $795 and $987 (as restated) year-to-date, respectively. The estimated amortization expense for each fiscal year from fiscal year 2005 through 2009 is $950, $790, $700, $585 and $550, respectively.
Goodwill changed as follows during the year-to-date period ended July 10, 2005:

	Jack in the Box	Qdoba	Total
Balance at October 3, 2004	$66,601	$23,617	$90,218
Goodwill acquired	1,267	702	1,969

Balance at July 10, 2005	$67,868	$24,319	$92,187

During the forty weeks ended July 10, 2005, aggregate goodwill of $1,969 was recorded in connection with the acquisition of one Jack in the Box franchised restaurant and three Qdoba franchised restaurants.
4.	INDEBTEDNESS
Credit Facility — Our credit facility is comprised of: (i) a $200,000 revolving credit facility maturing on January 8, 2008 with a rate of London Interbank Offered Rate (“LIBOR”) plus 2.25% and (ii) a $271,563 term loan maturing on January 8, 2011 with a rate of LIBOR plus 1.75%. The credit facility requires the payment of an annual commitment fee based on the unused portion of the credit facility. The annual commitment rate and the credit facility’s interest rates are based on a financial leverage ratio, as defined in the credit agreement. The Company and certain of its subsidiaries granted liens in substantially all personal property assets to secure our respective obligations under the credit facility. Under certain circumstances, the Company and each of its certain subsidiaries may be required to grant liens in certain real property assets to secure their respective obligations under the credit facility. Additionally, certain of our real and personal property secure other indebtedness of the Company. At July 10, 2005, we had no borrowings under our revolving credit facility and had letters of credit outstanding against our credit facility of $313.
Letter of Credit Agreement - To reduce the Company’s letter of credit fees, the Company decided to utilize a portion of its excess cash and enter into a cash-collateralized letter of credit agreement. At July 10, 2005, the Company had letters of credit outstanding under this agreement of $39,707, which were collateralized by approximately $41,664 of cash and cash equivalents. Although the Company has no present intention to do so, it has the ability to terminate the cash-collateralized letter of credit agreement thereby eliminating restrictions on the $41,664 restricted cash and cash equivalent balance.
Interest Rate Swaps — To reduce the Company’s exposure to rising interest rates, in March 2005, the Company entered into two interest rate swap agreements that effectively converted $130,000 of its variable rate term loan borrowings to a fixed rate basis through March 2008. The agreements have been designated as cash flow hedges under the terms of SFAS 133, Accounting for Derivative Instruments and Hedging Activities. Accordingly, changes in the fair value of the interest rate swap contracts are recorded, net of taxes, as a component of accumulated other comprehensive income in the accompanying condensed consolidated balance sheet as of July 10, 2005.
Covenants — We are subject to a number of customary covenants under our various credit agreements, including limitations on additional borrowings, acquisitions, loans to franchisees, capital expenditures, lease commitments and dividend payments, and requirements to maintain certain financial ratios, cash flows and net worth. As of July 10, 2005, we were in compliance with all debt covenants.

JACK IN THE BOX INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except per share data)
5.	NET PERIODIC BENEFIT COST
Defined Benefit Pension Plans — We have funded and unfunded non-contributory defined benefit pension plans covering those employees meeting certain eligibility requirements. These plans are subject to modification at any time. The plans provide retirement benefits based on years of service and compensation. It is our practice to fund retirement costs as necessary.
The components of net periodic defined benefit pension cost for each period are presented below:

	Twelve Weeks Ended		Forty Weeks Ended
	July 10,	July 4,	July 10,	July 4,
	2005	2004	2005	2004

Service cost	$2,086	$2,426	$6,952	$6,697
Interest cost	2,791	3,034	9,304	8,372
Expected return on plan assets	(2,178)	(1,962)	(7,260)	(5,416)
Recognized actuarial loss	940	1,748	3,132	4,825
Net amortization	303	410	1,010	1,131

Net periodic pension cost	$3,942	$5,656	$13,138	$15,609

During the quarter ended July 10, 2005, we made $22,200 of discretionary contributions to our qualified pension plans from available cash on hand. We do not expect to make any further contributions to the plans during the remainder of the fiscal year.
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
The components of net periodic post-retirement benefit cost for each period are presented below:

	Twelve Weeks Ended		Forty Weeks Ended
	July 10,	July 4,	July 10,	July 4,
	2005	2004	2005	2004

Service cost	$57	$60	$189	$199
Interest cost	221	190	739	635
Net amortization	(87)	(117)	(290)	(389)

Net periodic post-retirement benefit cost	$191	$133	$638	$445

Our post-retirement health care plan provides for prescription drug benefits. On December 2003, Medicare legislation was enacted introducing a federal prescription drug subsidy to sponsors of retiree health care plans that provide a benefit that is at least actuarially equivalent to the Medicare prescription drug benefit. We have determined that the prescription drug benefit provided under our plan is actuarially equivalent to the Medicare drug benefit. We are still in the process of determining the subsidy amount, and as such, the net periodic post-retirement benefit cost does not reflect any amounts associated with the subsidy. Any such subsidy we may be eligible to receive will be recorded as a reduction in our accumulated post-retirement benefit obligation and a decrease in future net period post-retirement benefit cost. We do not believe that any such benefits we may be eligible to receive will have a material impact on our results of operations or financial position.
6.	INCOME TAXES
The income tax provisions reflect year-to-date tax rates of 34.2% in 2005 and 36.9% in 2004. The lower tax rate in 2005 relates primarily to the resolution of a prior year’s tax position, the retroactive reinstatement of the Work Opportunity Tax Credit and continued tax-planning strategies.

JACK IN THE BOX INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except per share data)
7.	STOCKHOLDERS’ EQUITY
Stock Repurchase Programs — Pursuant to a $35,000 stock repurchase program authorized by our Board of Directors in September 2004, the Company repurchased 849,095 shares of its common stock for approximately $27,862 during the first quarter of 2005, fully utilizing the remaining repurchase availability under this authorization.
On February 18, 2005, the Board of Directors authorized an additional $65,000 stock repurchase program for fiscal year 2005. In connection with this authorization, during the second and third quarters of fiscal year 2005, the Company repurchased 1,729,706 shares of its common stock, fully utilizing the repurchase availability.
Comprehensive Income – The Company’s total comprehensive income, net of taxes, was as follows for the twelve and forty weeks ended July 10, 2005 and July 4, 2004:

	Twelve Weeks Ended		Forty Weeks Ended
	July 10,	July 4,	July 10,	July 4,
	2005	2004	2005	2004

Net earnings	$23,886	$20,683	$69,993	$53,698
Net unrealized gains (losses) related to cash flow hedges, net of taxes	278	—	(336)	—

Total comprehensive income	$24,164	$20,683	$69,657	$53,698

The components of accumulated other comprehensive loss, net of taxes, were as follows as of July 10, 2005 and October 3, 2004:

	July 10, 2005	October 3, 2004

Additional minimum pension liability adjustment	$(1,254)	$(1,254)
Net unrealized losses related to cash flow hedges	(336)	—

Accumulated other comprehensive loss	$(1,590)	$(1,254)

8.	AVERAGE SHARES OUTSTANDING
Net earnings per share for each period is based on the weighted-average number of shares outstanding during the period, determined as follows (in thousands):

	Twelve Weeks Ended		Forty Weeks Ended
	July 10,	July 4,	July 10,	July 4,
	2005	2004	2005	2004

Weighted-average shares outstanding – basic	35,080	36,291	35,733	36,139
Assumed additional shares issued upon exercise of stock options, net of shares reacquired at the average market price	1,155	862	1,179	531
Effect of restricted stock issued	168	101	155	67

Weighted-average shares outstanding – diluted	36,403	37,254	37,067	36,737

Stock options excluded (1)	—	45	—	2,072

(1)	Excluded from diluted weighted-average shares outstanding because their exercise prices exceeded the average market price of common stock for the period.

JACK IN THE BOX INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except per share data)
9.	COMMITMENTS, CONTINGENCIES AND LEGAL MATTERS
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
Summarized financial information concerning our reportable segment is shown in the following table:

	Twelve Weeks Ended		Forty Weeks Ended
	July 10,	July 4,	July 10,	July 4,
	2005	2004	2005	2004
		(Restated)		(Restated)
Revenues	$575,106	$530,944	$1,863,109	$1,699,146
Earnings from operations	37,509	35,708	116,817	108,394
Interest expense and income taxes are not reported on an operating segment basis in accordance with the Company’s method of internal reporting.
A reconciliation of reportable segment revenues to consolidated revenue follows:

	Twelve Weeks Ended		Forty Weeks Ended
	July 10,	July 4,	July 10,	July 4,
	2005	2004	2005	2004

Reportable segment revenues	$575,106	$530,944	$1,863,109	$1,699,146
Other	15,072	10,268	42,710	29,252

Consolidated revenues	$590,178	$541,212	$1,905,819	$1,728,398

A reconciliation of reportable segment earnings from operations to consolidated earnings from operations follows:

	Twelve Weeks Ended		Forty Weeks Ended
	July 10,	July 4,	July 10,	July 4,
	2005	2004	2005	2004
		(Restated)		(Restated)
Reportable segment earnings from operations	$37,509	$35,708	$116,817	$108,394
Other	1,525	833	2,431	417

Consolidated earnings from operations	$39,034	$36,541	$119,248	$108,811

JACK IN THE BOX INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except per share data)
11.	SUPPLEMENTAL CASH FLOW INFORMATION

	Forty Weeks Ended
	July 10,	July 4,
	2005	2004

Cash paid during the year for:
Interest, net of amounts capitalized	$12,141	$20,871
Income tax payments	41,726	26,833
Capital lease obligations incurred	911	9,865
Increase in market value of performance vested restricted stock awards	635	—
Restricted stock issued	626	—
The consolidated statements of cash flows also exclude non-cash proceeds from the Company’s financing of a portion of the sale of company-operated restaurants to certain qualified franchisees of $5,264 in 2004, included in accounts and notes receivable, net.
12.	ADOPTION OF NEW ACCOUNTING PRONOUNCEMENTS
On June 29, 2005, the FASB ratified EITF 05-06, Determining the Amortization Period for Leasehold Improvements Purchased after Lease Inception or Acquired in a Business Combination. This Issue addresses the amortization period for leasehold improvements in operating leases that are either (a) placed in service significantly after and not contemplated at or near the beginning of the initial lease term or (b) acquired in a business combination. Leasehold improvements that are placed in service significantly after and not contemplated at or near the beginning of the lease term should be amortized over the shorter of the useful life of the assets or a term that includes required lease periods and renewals that are deemed to be reasonably assured at the date the leasehold improvements are purchased. Leasehold improvements acquired in a business combination should be amortized over the shorter of the useful life of the assets or a term that includes required lease periods and renewals that are deemed to be reasonably assured at the date of acquisition. This EITF is effective for leasehold improvements that are purchased or acquired after June 29, 2005. The adoption of this EITF did not have a material impact on our operating results or financial condition.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Results of Operations
     All comparisons under this heading between 2005 and 2004 refer to the 12-week (“quarter”) and 40-week (“year-to-date”) periods ended July 10, 2005 and July 4, 2004, respectively, unless otherwise indicated.
Restatement of Prior Financial Information
     On December 17, 2004, the Company filed its Annual Report on Form 10-K. In that report, the Company restated its financial statements for fiscal years 2003 and 2002, and the first three quarters of fiscal year 2004. Accordingly, the prior year financial results for the quarter and year-to-date periods ended July 4, 2004 reflect the impact of that restatement.
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
     As a result of this change, the Company’s financial results have been restated as follows in the table below (dollars in thousands, except per share data). The restatement had no effect on net cash flows from operating, investing, or financing activities:

	Twelve Weeks Ended		Forty Weeks Ended
	July 4, 2004		July 4, 2004
	Net	Diluted	Net	Diluted
	Earnings	EPS (1)	Earnings	EPS
As reported	$21,624	$.58	$56,836	$1.55
Adjustments to depreciation/amortization, net of taxes	(941)	(.03)	(3,138)	(.09)

As restated	$20,683	$.56	$53,698	$1.46

(1)	The adjustment to diluted net earnings per share rounds to $.03. When calculated on a discreet basis, the adjustment is $.026 yielding diluted net earnings per share of $.56.
     The following management’s discussion and analysis takes into account the effects of these restatements.
Overview
     Jack in the Box Inc. (the “Company”) owns, operates and franchises Jack in the Box® quick-service restaurants and Qdoba Mexican Grill (“Qdoba”) fast-casual restaurants, primarily in the western and southern United States. As of July 10, 2005, the Company owned, operated and franchised 2,033 Jack in the Box quick-service restaurants and 229 Qdoba fast-casual restaurants.
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
     The following summarizes the most significant events occurring in fiscal year 2005:
•	Company-operated Restaurant Sales. New product introductions contributed to sales growth at Jack in the Box restaurants. This positive sales momentum resulted in an increase in sales at Jack in the Box restaurants open more than one year (“same-store sales”) of 2.7% year-to-date and we project same-store sales at Jack in the Box restaurants to increase 2.5% to 3.0% in fiscal 2005.

•	New Restaurant Designs. As planned, the Company continues testing a new interior and exterior design for its Jack in the Box restaurants. The design enhancements are intended to create a more contemporary atmosphere and promote more in-restaurant dining.

•	Reloadable Gift Cards. We introduced reloadable gift cards at virtually all of our restaurants in November 2004. The “Jack Cash” gift cards are available in any amount from $5 to $100.

•	Health-Care Program. We began offering all Jack in the Box restaurant hourly employees a health-care program, including vision and dental benefits. As an additional incentive to crew members with more than a year of service, Jack in the Box will pay a portion of their premiums. We believe this program will reduce turnover, as well as training costs and workers’ compensation claims.

•	JBX Grill. We continued testing JBX Grill at nine locations in Boise, Idaho, and Bakersfield, California, where the concept was enhanced based on learnings gained at two prototype restaurants in San Diego. For example, the dining areas are now larger and more open, the service lobbies were redesigned to improve traffic flow and merchandising, and the menu was expanded with flame-grilled products.

•	Repurchase of Common Stock. Pursuant to stock repurchase programs authorized by our Board of Directors, the Company repurchased approximately 2.6 million shares of its common stock in 2005.

•	Interest Rate Swaps. To reduce exposure to rising interest rates, we converted approximately $130 million of our $275 million term loan at floating rates to a fixed interest rate for the next three years by entering into two-interest rate swap contracts.

•	Pension Contributions. In the third quarter of 2005, based on an annual actuarial review of the Company’s qualified pension plans, we elected to utilize available cash to make discretionary contributions of $22.2 million to our qualified pension plans.

•	Effective Tax Rate. The resolution of a prior year’s tax position resulted in a non-recurring reduction in the third quarter tax rate and added $0.06 per diluted share to the Company’s 2005 earnings. In October 2004, the Work Opportunity Tax Credit program was retroactively reinstated which also contributed to the lower tax rate in 2005 compared with 2004.

     The following table sets forth, unless otherwise indicated, the percentage relationship to total revenues of certain items included in the Company’s consolidated statements of earnings.
STATEMENTS OF EARNINGS DATA

	Twelve Weeks Ended		Forty Weeks Ended
	July 10,	July 4,	July 10,	July 4,
	2005	2004	2005	2004
		(Restated)		(Restated)
Revenues:
Restaurant sales	81.9%	87.0%	82.6%	88.4%
Distribution and other sales	13.8	9.1	13.0	7.7
Franchise rents and royalties	3.1	2.7	3.1	2.8
Other	1.2	1.2	1.3	1.1

Total revenues	100.0%	100.0%	100.0%	100.0%

Costs of revenues:
Restaurant costs of sales (1)	32.3%	31.0%	31.7%	31.0%
Restaurant operating costs (1)	50.5	51.4	51.5	52.2
Costs of distribution and other sales (1)	98.2	97.9	98.7	98.2
Franchise restaurant costs (1)	47.8	50.3	45.6	48.0
Total costs of revenues	82.8	81.9	82.9	82.4
Selling, general and administrative	10.6	11.3	10.8	11.3
Earnings from operations	6.6	6.8	6.3	6.3

(1)	As a percentage of the related sales and/or revenues.
     The following table summarizes the number of systemwide restaurants:
SYSTEMWIDE RESTAURANT UNITS

	July 10,	October 3,	July 4,
	2005	2004	2004

Jack in the Box
Company-operated	1,534	1,558	1,553
Franchised	499	448	434

Total system	2,033	2,006	1,987

Qdoba
Company-operated	55	47	44
Franchised	174	130	106

Total system	229	177	150

Consolidated:
Company-operated	1,589	1,605	1,597
Franchised	673	578	540

Total system	2,262	2,183	2,137

Revenues
     Restaurant sales increased $12.8 million and $45.5 million, respectively, to $483.4 million and $1,573.5 million in 2005 from $470.6 million and $1,528.0 million in 2004. This growth primarily reflects an increase in per store average (“PSA”) sales at Jack in the Box and Qdoba company-operated restaurants, as well as an increase in the number of Qdoba company-operated restaurants. Same-store sales at Jack in the Box company-operated restaurants increased 2.8% in the quarter and 2.7% year-to-date compared with a year ago, primarily due to the success of new product introductions. Same-store sales at Qdoba company-operated restaurants increased in the low double-digit range on top of a high single digit increase in 2004, extending to 24 its string of consecutive quarters with same-stores sales higher than the prior year.

     Distribution and other sales, representing distribution sales to Jack in the Box and Qdoba franchisees, as well as Quick Stuff fuel and convenience store sales, increased $31.7 million and $115.5 million, respectively, to $81.3 million and $248.2 million in 2005 compared with 2004. Sales from our Quick Stuff locations increased primarily due to an increase in the number of locations to 39 at the end of the quarter from 25 a year ago, as well as higher fuel sales. Increases in fuel sales reflect higher retail prices per gallon of fuel and additional gallons sold. Distribution sales grew primarily due to an increase in the number of Jack in the Box and Qdoba franchised restaurants serviced by our distribution centers.
     Franchise rents and royalties increased $3.8 million and $10.9 million, respectively, to $18.2 million and $59.5 million in 2005 compared with 2004, due primarily to an increase in the number of franchised restaurants. The number of franchised restaurants at the end of the quarter grew to 673 from 540 a year ago, primarily reflecting the sale of 61 company-operated restaurants to franchisees since a year ago and new restaurant development by franchisees.
     Other revenues include gains and fees from the sale of company-operated restaurants to franchisees, as well as interest income from investments and notes receivable. Other revenues increased to $7.2 million and $24.6 million, respectively, in 2005 from $6.6 million and $19.0 million in 2004, primarily due to an increase in gains and fees from the sale of company-operated restaurants to franchisees and an increase in interest income related to the Company’s strong cash position. We continued our strategy of selectively selling Jack in the Box company-operated restaurants to franchisees with the goal of improving operating margins and accelerating cash flows which enables us to develop new restaurants, reinvest in our restaurant re-image program and repurchase the Company’s common stock without incurring additional debt or diluting equity. During fiscal 2005, the Company sold 20 and 46 Jack in the Box restaurants, respectively, compared with 12 and 38 a year ago with the difference in the average selling price per restaurant related to the specific sales and cash flows of the restaurants sold. For fiscal 2005, we expect other revenues to be approximately $32 million, primarily from the sale of 58 restaurants.
Costs and Expenses
     Restaurant costs of sales, which include food and packaging costs, increased to $156.1 million and $498.7 million, respectively, in 2005 from $145.6 million and $473.4 million in 2004, primarily due to sales growth. Restaurant costs of sales increased to 32.3% and 31.7% of sales in 2005 from 31.0% in both periods in 2004, as a result of higher ingredient costs, primarily beef and produce. In the third quarter of fiscal 2005, beef costs were approximately 18 percent higher compared with a year ago. With the reopening of the U.S border to Canadian cattle, beef costs are expected to moderate in the fourth quarter.
     Restaurant operating costs increased primarily due to sales growth to $244.2 million and $809.9 million, respectively, in 2005. As a percentage of restaurant sales, operating costs improved to 50.5% and 51.5%, respectively, in 2005 from 51.4% and 52.2% in 2004. The percentage improvement in 2005 is primarily due to effective labor management related to continued Profit Improvement Program initiatives, as well as to increased leverage provided by higher sales in 2005 compared with a year ago. Also contributing to the favorable trend year-to-date were lower occupancy costs related to our Profit Improvement Program which was partially offset by a non-recurring expense recorded in the second quarter of fiscal 2005 associated with an arbitration award in connection with the cancellation of a utility contract.
     Costs of distribution and other sales increased to $79.9 million and $244.9 million, respectively, in 2005 from $48.5 million and $130.3 million in 2004, primarily reflecting an increase in the related sales. As a percent of the related sales, these costs have increased since a year ago, due primarily to higher distribution delivery costs, as well as higher retail prices per gallon of fuel at our Quick Stuff locations, which have proportionately higher costs, but yield stable penny profits.
     Franchise restaurant costs, principally rents and depreciation on properties leased to Jack in the Box franchisees, increased to $8.7 million and $27.1 million, respectively, in 2005 from $7.2 million and $23.4 million in 2004, due primarily to an increase in the number of franchised restaurants. As a percentage of franchise rents and royalties, franchise restaurant costs decreased to 47.8% and 45.6%, respectively, in 2005 compared with 50.3% and 48.0% in 2004. The percentage decrease in 2005 is primarily due to the leverage provided by higher franchise revenue.

     Selling, general and administrative expenses (“SG&A”) increased to $62.3 million and $205.9 million, respectively, in 2005 from $61.4 million and $195.5 million in 2004. As a percentage of revenues, SG&A expenses improved to 10.6% and 10.8%, respectively, in 2005 compared with 11.3% in both periods in 2004. The percentage improvement is primarily due to increased leverage from higher revenues and lower pension costs, which offset higher salaries and related expenses, including incentive accruals based on the Company’s performance, and higher costs associated with Sarbanes-Oxley compliance.
     Interest expense was $4.4 million and $12.8 million, respectively, in 2005 compared with $3.8 million and $23.7 million in 2004, which included a charge of $9.2 million in the first quarter for the payment of a call premium and the write-off of deferred finance fees related to the refinancing of the Company’s term loan and the early redemption of its senior subordinated notes. In the quarter, the increase in interest expense versus a year ago primarily relates to higher interest rates, including the conversion of $130 million of floating rate term loan debt to fixed rates for the next three years. The higher rates incurred in 2005 were partially offset by the Company’s prior repricings of its credit facility.
     The income tax provisions reflect year-to-date tax rates of 34.2% in 2005 and 36.9% in 2004. The lower tax rate in 2005 relates primarily to the resolution of a prior year’s tax position, the retroactive reinstatement of the Work Opportunity Tax Credit and continued tax-planning strategies. We expect the annual tax rate for fiscal year 2005 to be approximately 34.8%. The final annual tax rate cannot be determined until the end of the fiscal year; therefore, the actual rate could differ from our current estimates.
Net Earnings
     Net earnings in the quarter were $23.9 million, or $.66 per diluted share, in 2005 compared to $20.7 million, or $.56 per diluted share, in 2004. Year-to-date net earnings were $70.0 million, or $1.89 per diluted share, in 2005 compared to $53.7 million, or $1.46 per diluted share, in 2004. In the quarter, Qdoba was accretive to earnings, as anticipated. In 2005, year-to-date results includes the resolution of a prior year’s tax position which added $0.06 per diluted share to net earnings. In 2004, year-to-date net earnings includes a loss on early retirement of debt of $5.7 million, net of income taxes, or $.15 per diluted share.
Liquidity and Capital Resources
     General. Cash and cash equivalents decreased $33.1 million to $98.6 million at July 10, 2005 from $131.7 million at the beginning of the fiscal year due primarily to the Company’s stock repurchase program and pension contributions, which partially offset cash flows provided by operating activities, and proceeds from the sale of company-operated restaurants to franchisees and the issuance of common stock. We generally reinvest available cash flows from operations to develop new or enhance existing restaurants, to reduce borrowings under the revolving credit agreement, as well as to repurchase shares of our common stock.
     Financial Condition. The Company, and the restaurant industry in general, maintain relatively low levels of accounts receivable and inventories, and vendors grant trade credit for purchases such as food and supplies. We also continually invest in our business through the addition of new units and refurbishment of existing units, which are reflected as long-term assets and not as part of working capital. As a result, we typically maintain a working capital deficit, which was $33.2 million at July 10, 2005. Our current ratio remained at .9 to 1 at July 10, 2005, as it had been at the beginning of the fiscal year.
     Credit Facility. Our credit facility is comprised of (i) a $200 million revolving credit facility maturing on January 8, 2008 with a rate of London Interbank Offered Rate (“LIBOR”) plus 2.25% and (ii) a $271.6 million term loan maturing on January 8, 2011 with a rate of LIBOR plus 1.75%. The credit facility requires the payment of an annual commitment fee based on the unused portion of the credit facility. The annual commitment rate and the credit facility’s interest rates are based on a financial leverage ratio, as defined in the credit agreement. The Company and certain of its subsidiaries granted liens in substantially all personal property assets to secure our respective obligations under the credit facility. Under certain circumstances, the Company and each of its certain subsidiaries may be required to grant liens in certain real property assets to secure their respective obligations under the credit facility. Additionally, certain of our real and personal property secure other indebtedness of the Company. At July 10, 2005, we had no borrowings under our revolving credit facility and had letters of credit outstanding against our credit facility of $.3 million.

     On January 31, 2005, we amended the term loan portion of our credit facility to achieve a reduced borrowing rate of LIBOR plus 1.75%, which has reduced interest expense and mitigated rising interest rates. Fees paid in connection with the repricing were customary for such arrangements of this type and were not material.
     Letter of Credit Agreement — To reduce the Company’s letter of credit fees, the Company decided to utilize a portion of its excess cash and enter into a cash-collateralized letters of credit agreement. At July 10, 2005, the Company had letters of credit outstanding under this agreement of $39.7 million, which were collateralized by approximately $41.6 million of cash and cash equivalents. Although the Company has no present intention to do so, it has the ability to terminate the cash-collateralized letter of credit agreement thereby eliminating restrictions on the $41.6 million restricted cash and cash equivalent balance.
     Interest Rate Swaps — To reduce the Company’s exposure to rising interest rates, in March 2005, the Company entered into two interest rate swap agreements that effectively converted $130 million of its variable rate term loan borrowings to a fixed rate basis through March 2008. The agreements have been designated as cash flow hedges under the terms of SFAS 133, Accounting for Derivative Instruments and Hedging Activities. Accordingly, changes in the fair value of the interest rate swap contracts are recorded as a component of accumulated other comprehensive income in the accompanying condensed consolidated balance sheet as of July 10, 2005. These agreements effectively convert a portion of the Company’s variable rate bank debt to fixed rate debt and have an average pay rate of 4.28%, yielding a fixed rate of 6.03% including the term loan’s 1.75% applicable margin.
     We are subject to a number of covenants under our various debt instruments, including limitations on additional borrowings, acquisitions, loans to franchisees, capital expenditures, lease commitments and dividend payments, as well as requirements to maintain certain financial ratios, cash flows and net worth. As of July 10, 2005, we were in compliance with all debt covenants.
     Total debt outstanding decreased to $299.6 million at July 10, 2005 from $305.3 million at the beginning of the fiscal year, due to scheduled debt repayments made during the year, including payments made on capital leases.
     Sale of Company-Operated Restaurants. We have continued our strategy of selectively franchising Jack in the Box company-operated restaurants, selling 46 restaurants in 2005 compared with 38 a year ago. Year-to-date, proceeds from the sale of company-operated restaurants and collections on related notes receivable, were $26.1 million and $34.7 million in 2005 and 2004, respectively.
     Common Stock Repurchase Programs. Pursuant to a $35 million stock repurchase program authorized by our Board of Directors in September 2004, the Company repurchased 849,095 shares of its common stock for approximately $27.9 million during the first quarter, fully utilizing the remaining repurchase availability under this authorization.
     On February 18, 2005, the Board of Directors authorized an additional $65 million stock repurchase program for fiscal year 2005. In connection with this authorization, during the second and third quarters of fiscal year 2005, the Company repurchased 1,729,706 shares of its common stock, fully utilizing the repurchase availability.

     Capital Expenditures. Cash flows used for additions to property and equipment decreased to $76.5 million in 2005 from $84.3 million in 2004, which included spending for the Company’s new Innovation Center. In 2005 and 2004, we also incurred capital lease obligations of $.9 million and $9.9 million, respectively. For the full year, we expect capital expenditures and lease commitments to be $125-130 million.
     Pension Funding. During the third quarter, we elected to make a discretionary contribution of $22.2 million to our qualified pension plans from available cash on hand. Lower interest rates have caused our accumulated benefit plan obligation to increase during 2005. A minimum pension liability adjustment is required when the accumulated benefit obligation exceeds the fair value of plan assets at the measurement date. Based upon current plan asset values and estimated reductions in our discount rate to reflect current market conditions, we anticipate we will be required to recognize an additional minimum pension liability at October 2, 2005, resulting in a charge to other comprehensive income. Final determination of the minimum pension liability adjustment is in process based on pension plan data as of June 30, 2005, the plan measurement date.
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
     Pension Benefits – The Company sponsors pension and other retirement plans in various forms covering those employees who meet certain eligibility requirements. Several statistical and other factors which attempt to anticipate future events are used in calculating the expense and liability related to the plans, including assumptions about the discount rate, expected return on plan assets and the rate of increase in compensation levels, as determined by the Company using specified guidelines. In addition, our outside actuarial consultants also use certain statistical factors such as turnover, retirement and mortality rates to estimate the Company’s future benefit obligations. These actuarial assumptions used may differ materially from actual results due to changing market and economic conditions, higher or lower turnover and retirement rates, or longer or shorter life spans of participants. These differences may impact the amount of pension expense recorded by the Company. Due principally to fiscal 2004 company contributions, as well as increases in interest rates and in the return on plan assets for that plan year, pension expense in fiscal year 2005 is expected to be approximately 15% lower than fiscal year 2004.
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
Future Application of Accounting Principles
     In November 2004, the Financial Accounting Standards Board (FASB) issued SFAS 151, Inventory Costs. SFAS 151 clarifies the accounting for abnormal amounts of idle facilities expense, freight, handling costs and wasted material. SFAS 151 is effective for inventory costs incurred during fiscal years beginning after June 15, 2005. We do not expect the adoption of this Statement will have a material impact on our operating results or financial condition.
     In December 2004, the FASB issued SFAS 153, Exchanges of Non-Monetary Assets. SFAS 153 eliminates the exception for non-monetary exchanges of similar productive assets and replaces it with a general exception for exchanges of non-monetary assets that do not have commercial substance. SFAS 153 is effective for non-monetary asset exchanges occurring in fiscal periods beginning after June 15, 2005. We do not expect the adoption of this Statement will have a material impact on our operating results or financial condition.
     In December 2004, the FASB issued SFAS 123R, Share-Based Payment. SFAS 123R revises SFAS 123, Accounting for Stock-Based Compensation, and generally requires, among other things, that all employee stock-based compensation be measured using a fair value method and that the resulting compensation cost be recognized in the financial statements. SFAS 123R also provides guidance on how to determine the grant-date fair value for awards of equity instruments, as well as alternative methods of adopting its requirements. On April 14, 2005, the Securities and Exchange Commission delayed the effective date of required adoption of SFAS 123R to the beginning of the first annual period after June 15, 2005. We plan to adopt the provisions of SFAS 123R in the first quarter of fiscal year 2006. The Company is currently evaluating the impact of adoption.

Cautionary Statements Regarding Forward-Looking Statements
     This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of the federal securities law. These forward-looking statements are principally contained in the sections captioned, Notes to Unaudited Consolidated Financial Statements and Management’s Discussion and Analysis. Forward-looking statements are generally identifiable by the use of the words “anticipate,” “assume,” “believe,” “strategy,” “estimate,” “seek”, “expect,” “intend,” “plan,” “project,” “may,” “will,” “would,” and similar expressions. Forward-looking statements are based on management’s current plans and assumptions and are subject to known and unknown risks and uncertainties, which may cause actual results to differ materially from expectations. You should not place undue reliance on forward-looking statements. The following are some of the considerations and factors that could materially affect our results.
•	Aggressive competition from numerous and varied competitors (some with significantly greater financial resources) in all areas of business, including new concepts, facility design, competition for labor, new product introductions, promotions and discounting. Additionally, the trend toward convergence in grocery, deli and other types of food services may increase the number of our competitors.

•	Our ability to accurately assess changing trends in the restaurant industry, especially in the quick-serve and fast-casual segments such as consumer preferences and concerns, spending patterns and demographic changes, and to develop strategies and effectively execute initiatives addressing these trends, including the development of successful new products, effective advertising and promotions and to develop effective initiatives in challenging markets.

•	The Company’s ability to effectively differentiate its brands, including menu, service, facilities and advertising from competitors.

•	Whether new interior and exterior designs will foster increases in sales at re-imaged restaurants and yield the desired return on investment.

•	Costs may exceed projections, including costs for food ingredients, fuel, utilities, real estate, insurance, equipment, technology, construction of new and remodeled restaurants, and labor including increases in minimum wage, workers compensation and other insurance and healthcare.

•	The risk of widespread negative publicity, whether or not based in fact, which affects consumer perceptions about the health, safety or quality of food and beverages served at our restaurants.

•	There can be no assurances that the Company’s growth objectives in the regional domestic markets in which it operates restaurants and convenience stores will be met or that the new facilities will be profitable. Anticipated and unanticipated delays in development, sales softness and restaurant closures may have a material adverse effect on the Company’s results of operations. The development and profitability of restaurants can be adversely affected by many factors, including the ability of the Company and its franchisees to select and secure suitable sites on satisfactory terms, costs of construction, the availability of financing and general business and economic conditions.

•	The realization of gains from the sales of Company-operated restaurant franchises to existing and new franchisees depends upon various factors, including sales trends at Jack in the Box and Qdoba restaurants, the financing market and economic conditions. The number of franchises sold and the amount of gain realized from the sale of an on-going business may not be consistent from quarter-to-quarter and may not meet expectations.

•	The continuation of positive relationships with the Company’s franchisees, the franchisees willingness to participate in Company strategies, and timely payment by franchisees of obligations due the Company.

•	The Company may not successfully integrate or fully realize the potential benefits or synergies in connection with its acquisition of Qdoba Restaurant Corporation or other acquisition transactions.

•	The risks and costs of legal claims such as class actions involving employees, franchisees, shareholders or consumers, including costs related to potential settlement or judgments.

•	Decisions by management to curtail or cease investment in certain locations or markets, which can result in impairment charges.

•	The risk that management estimates may not prove to be accurate, including critical accounting estimates.

•	The impact on the Company’s financial results from changes in accounting standards, policies or practices or related interpretations by auditors or regulatory entities, including changes in tax accounting or tax laws. The Company’s income tax provision is sensitive to expected earnings and, as expectations change, the Company’s income tax provision may vary from quarter to quarter and year to year. In addition, from time to time, the Company may take positions for filing tax returns which differ from the treatment for financial reporting purposes.

•	The effects of potential weakness in or failure of the Company’s internal controls.

•	Information security risks and the costs or exposures associated with maintaining the security of information and the use of cashless payments. Such risks include increased investment in technology and costs of compliance with consumer protection and other laws.

•	The risks, and potential impact upon sales and expenses, of significant demographic changes, adverse weather, economic conditions such as inflation or recession or political conditions such as terrorist activity or the effects of war, or other significant events, particularly in California and Texas where nearly 70% of Jack in the Box restaurants are located; new legislation and governmental regulation; the possibility of unforeseen events affecting the food service industry in general and other factors over which the Company has no control can adversely affect our results of operation.
     This discussion of uncertainties is not exclusive. Additional risk factors associated with our business are mentioned in Management’s Discussion and Analysis in this Form 10-Q and detailed in our Annual Report on Form 10-K for fiscal year 2004 filed with the SEC. Jack in the Box Inc. assumes no obligation and does not intend to update these forward-looking statements.
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS
     Our primary exposure relating to financial instruments are changes in interest rates. The Company uses interest rate swap agreements to reduce exposure to interest rate fluctuations. At July 10, 2005, the Company had two interest rate swap agreements having an aggregate notional amount of $130 million expiring March 2008. These agreements effectively convert a portion of the Company’s variable rate bank debt to fixed rate debt and have an average pay rate of 4.28%, yielding a fixed rate of 6.03% including the term loan’s 1.75% applicable margin.
     Our credit facility, which is comprised of a revolving credit facility and a term loan, bears interest at an annual rate equal to the prime rate or LIBOR plus an applicable margin based on a financial leverage ratio. As of July 10, 2005, the applicable margin for the LIBOR-based revolving loans and term loan were set at 2.25% and 1.75%, respectively. A hypothetical 100 basis point increase in short-term interest rates, based on the outstanding balance of our revolving credit facility and term loan at July 10, 2005, would result in an estimated increase of $1.4 million in annual interest expense. The estimated increase is based on holding the unhedged portion of bank debt at its July 10, 2005 level.
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
     We are also exposed to the impact of commodity and utility price fluctuations related to unpredictable factors such as weather and various other market conditions outside our control. Our ability to recover increased costs through higher prices is limited by the competitive environment in which we operate. From time-to-time we enter into futures and option contracts to manage these fluctuations. There were no open commodity futures and option contracts at July 10, 2005.
     At July 10, 2005, we had no other material financial instruments subject to significant market exposure.

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
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
     On February 18, 2005, the Board of Directors authorized a $65 million stock repurchase program through October 2, 2005 which was announced February 23, 2005. This authorization has been fully utilized as of May 6, 2005. The following table summarizes treasury stock purchases made by the Company under this authorization during the quarter ended July 10, 2005:

(c)
			Total number of	(d)
	(a)		shares purchased	Maximum
	Total	(b)	as part of	dollar value that
	number of	Average	publicly	may yet be
	shares	price paid	announced	purchased under
	purchased	per share	program	the program

April 18, 2005 – May 6, 2005	764,306	$37.55	764,306	$—
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

4.2	Shareholder Rights Agreement(3)

10.1	Amended and Restated Credit Agreement dated as of January 8, 2004 by and among Jack in the Box Inc. and the lenders named therein(14)

10.1.1	First Amendment dated as of June 18, 2004 to the Amended and Restated Credit Agreement(15)

10.1.2	Second Amendment and Consent dated as of September 24, 2004 to the Amended and Restated Credit Agreement(19)

10.1.3	Third Amendment dated as of January 31, 2005 to the Amended and Restated Credit Agreement(21)

10.2	Purchase Agreements dated as of January 22, 1987 between Foodmaker, Inc. and FFCA/IIP 1985 Property Company and FFCA/IIP 1986 Property Company(1)

10.3	Land Purchase Agreements dated as of February 18, 1987 by and between Foodmaker, Inc. and FFCA/IPI 1984 Property Company and FFCA/IPI 1985 Property Company and Letter Agreement relating thereto(1)

10.4.1*	Amended and Restated 1992 Employee Stock Incentive Plan(4)

10.4.2*	Jack in the Box Inc. 2002 Stock Incentive Plan(10)

10.5*	Capital Accumulation Plan for Executives(9)

10.5.1*	First Amendment dated as of August 2, 2002 to the Capital Accumulation Plan for Executives(11)

10.6*	Supplemental Executive Retirement Plan(9)

10.6.1*	First Amendment dated as of August 2, 2002 to the Supplemental Executive Retirement Plan(11)

10.7*	Performance Bonus Plan(8)

10.7.1*	Bonus Program for Fiscal 2005 Under the Performance Bonus Plan(21)

10.8*	Deferred Compensation Plan for Non-Management Directors(2)

10.9*	Amended and Restated Non-Employee Director Stock Option Plan(7)

10.10*	Form of Compensation and Benefits Assurance Agreement for Executives(5)

10.11*	Form of Indemnification Agreement between Jack in the Box Inc. and certain officers and directors(11)

10.12	Consent Agreement(11)

10.13*	Executive Deferred Compensation Plan(12)

10.14*	Form of Restricted Stock Award for certain executives(12)

10.14(a)*	Schedule of Restricted Stock Awards(19)

10.15*	Executive Agreement between Jack in the Box Inc. and Gary J. Beisler, President and Chief Executive Officer of Qdoba Restaurant Corporation(13)

10.16*	Amended and Restated 2004 Stock Incentive Plan(20)

10.17*	Form of Stock Option Awards(16)

10.18*	Retirement Agreement between Jack in the Box Inc. and John F. Hoffner, Executive Vice President and Chief Financial Officer(18)

10.19*	Principal Officer, Terms of Employment(22)

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Management contract or compensatory plan.

(1)	Previously filed and incorporated herein by reference from registrant’s Registration Statement on Form S-1 (No. 33-10763) filed February 24, 1987.

(2)	Previously filed and incorporated herein by reference from registrant’s Definitive Proxy Statement dated January 17, 1995 for the Annual Meeting of Stockholders on February 17, 1995.

(3)	Previously filed and incorporated by reference from registrant’s Current Report on Form 8-K dated July 26, 1996.

(4)	Previously filed and incorporated herein by reference from registrant’s Registration Statement on Form S-8 (No. 333-26781) filed May 9, 1997.

(5)	Previously filed and incorporated herein by reference from registrant’s Annual Report on Form 10-K for the fiscal year ended September 28, 1997.

(6)	Previously filed and incorporated herein by reference from registrant’s Quarterly Report on Form 10-Q for the quarter ended April 12, 1998.

(7)	Previously filed and incorporated herein by reference from registrant’s Annual Report on Form 10-K for the fiscal year ended October 3, 1999.

(8)	Previously filed and incorporated herein by reference from registrant’s Definitive Proxy Statement dated January 19, 2001 for the Annual Meeting of Stockholders on February 23, 2001.

(9)	Previously filed and incorporated herein by reference from registrant’s Annual Report on Form 10-K for the fiscal year ended September 30, 2001.

(10)	Previously filed and incorporated herein by reference from the registrant’s Definitive Proxy Statement dated January 18, 2002 for the Annual Meeting of Stockholders’ on February 22, 2002.

(11)	Previously filed and incorporated herein by reference from registrant’s Annual Report on Form 10-K for the fiscal year ended September 29, 2002.

(12)	Previously filed and incorporated herein by reference from registrant’s Quarterly Report on Form 10-Q for the quarter ended January 18, 2003.

(13)	Previously filed and incorporated herein by reference from registrant’s Quarterly Report on Form 10-Q for the quarter ended April 11, 2003.

(14)	Previously filed and incorporated herein by reference from the registrant’s Quarterly Report on Form 10-Q for the quarter ended January 18, 2004.

(15)	Previously filed and incorporated herein by reference from the registrant’s Quarterly Report on Form 10-Q for the quarter ended July 4, 2004.

(16)	Previously filed and incorporated herein by reference from the registrant’s Current Report on Form 8-K dated September 10, 2004

(17)	Previously filed and incorporated herein by reference from the registrant’s Current Report on Form 8-K dated October 7, 2004.

(18)	Previously filed and incorporated herein by reference from the registrant’s Current Report on Form 8-K dated November 17, 2004.

(19)	Previously filed and incorporated herein by reference from registrant’s Annual Report on Form 10-K for the fiscal year ended October 3, 2004.

(20)	Previously filed and incorporated herein by reference from the registrant’s Current Report on Form 8-K dated February 24, 2005.

(21)	Previously filed and incorporated herein by reference from the registrant’s Quarterly Report on Form 10-Q for the quarter ended January 23, 2005.

(22)	Previously filed and incorporated herein by reference from the registrant’s Current Report on Form 8-K dated March 14, 2005.

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

Date: August 12, 2005