Form 10-K
period 2005-10-02
JACK IN THE BOX INC /NEW/
filed 2005-12-13
CIK 807882

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-K
☑ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE FISCAL YEAR ENDED OCTOBER 2, 2005
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
Securities registered pursuant to Section 12(g) of the Act: None
Indicate by check mark whether the registrant is a well-known seasoned issuer as defined in Rule 405 of the Securities Act.
Yes ☑ No ☐
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act.
Yes ☐ No ☑
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes ☑ No ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☑
Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act).
Yes ☑ No ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).
Yes ☐ No ☑
The aggregate market value of the common stock held by non-affiliates of the registrant, computed by reference to the closing price reported in the New York Stock Exchange — Composite Transactions as of April 17, 2005, was approximately $997.4 million.
Number of shares of common stock, $.01 par value, outstanding as of the close of business December 5, 2005 — 35,634,073.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the Proxy Statement to be filed with the Securities and Exchange Commission in connection with the 2006 Annual Meeting of Stockholders are incorporated by reference into Part III hereof.

JACK IN THE BOX INC.

PART I
ITEM 1. BUSINESS
The Company
          Overview. Jack in the Box Inc. (the “Company”) owns, operates and franchises Jack in the Box® quick-service hamburger restaurants and Qdoba Mexican Grill® (“Qdoba”) fast-casual restaurants. In fiscal 2005, we generated total revenues of $2.5 billion. As of the end of our fiscal year on October 2, 2005, the Jack in the Box system included 2,049 restaurants, of which 1,534 were company-operated and 515 were franchise-operated. Jack in the Box restaurants are located primarily in the western and southern United States. Based on the number of units, Jack in the Box is the second or third largest quick-service hamburger chain in most of its major markets. As of October 2, 2005, the Qdoba Mexican Grill system included 250 fast-casual restaurants in 37 states, of which 57 were company-operated and 193 were franchise-operated.
          Background. The first Jack in the Box restaurant, which offered only drive-thru service, opened in 1951. By 1968, the Jack in the Box chain had expanded its operations to approximately 300 restaurants. After the Company was purchased in 1968 by Ralston Purina Company, a major expansion program was initiated in an effort to penetrate the eastern and midwestern markets, and by 1979 business had grown to over 1,000 units. In 1979, the Company decided to divest 232 restaurants in the east and midwest to concentrate its efforts and resources in the western and southwestern markets, which were believed to offer the greatest growth and profit potential at that time. In 1985, a group of private investors acquired the Company and, in 1987, a public offering of common stock was completed. In 1988, the outstanding publicly-held shares were acquired by private investors through a tender offer. In 1992, a recapitalization was completed that included a public offering of common stock and indebtedness. Since that time, we have continued to grow, primarily through the addition of new company-operated restaurants, and we entered new markets in the Southeast beginning in 1999. In addition, to supplement our core growth and balance the risk associated with growing solely in the highly competitive hamburger segment of the quick-service restaurant (“QSR”) industry, on January 21, 2003, we acquired Qdoba Restaurant Corporation, operator and franchisor of Qdoba Mexican Grill, expanding our growth opportunities into the fast-casual restaurant segment.
          Strategic Plan. Our goal is to become a national restaurant company by focusing on three key strategic initiatives: profitably growing the business, reinventing the Jack in the Box brand, and driving product innovation and building customer loyalty for all of our brands. Our multifaceted growth strategy includes growing our restaurant base, increasing our franchising activities, continuing to grow Qdoba and expanding our proprietary Quick Stuff® convenience store concept. Reinvention of the Jack in the Box brand encompasses upgrades to our menu, guest service and restaurant facilities. Our third strategic initiative focuses on developing a pipeline of relevant and differentiated products and continuing to build customer loyalty.
          Strategic Plan — Growth Strategy. Our growth strategy is multifaceted and includes the following components: (i) developing new company-operated restaurants; growing sales at existing restaurants and expanding our unique convenience store concept, Quick Stuff, a full-service convenience store on a site shared with a full-sized Jack in the Box restaurant and a branded fuel station; (ii) expanding our franchising activities, and (iii) growing Qdoba, our fast-casual subsidiary.
(i)	Company Restaurant Growth. We opened 38 new Jack in the Box company-operated restaurants in fiscal 2005, including 15 restaurants on a shared site with a Quick Stuff store and fuel station, and 12 new Qdoba company-operated restaurants. We believe our convenience store concept provides a strong unit economic model and allows for increased penetration of existing and new contiguous markets by providing additional site development flexibility in unique locations where development costs are shared among the restaurant, convenience store and fuel station. Fiscal year 2005 restaurant growth was in existing markets, as we continue to see opportunities to increase our market penetration, and intend to leverage media, supervision, and food delivery costs. Our fiscal year 2006 growth strategy includes entering new contiguous markets which we will be able to support with our existing operations and distribution infrastructure.

(ii)	Franchise Restaurant Growth. To improve margins and returns on capital over time, our business model includes increasing the use of franchising as we grow the Company. We will continue expanding franchising activities, including the selective sale of certain Jack in the Box company-operated restaurants to franchisees. In fiscal 2005, we sold 58 Jack in the Box restaurants to franchisees and franchisees developed 11 new Jack in the Box and 65 new Qdoba restaurants. Through continued sales and the development of new franchised restaurants, we intend to increase the percentage of franchised restaurants in the system to approximately 35% in fiscal 2008 with additional growth in franchising beyond 35% after fiscal 2008.

(iii)	Expansion of Qdoba. We will continue to actively grow our fast-casual subsidiary through aggressive franchise growth. With a substantial number of new stores in its development pipeline and, in 2005, an 11.8% increase in sales at company-operated restaurants open more than one year (“same-store sales”), Qdoba is well on its way to becoming a national brand and a leader in the fastest-growing segment of the restaurant industry.

          Strategic Plan — Brand Reinvention. We believe that brand reinvention will clearly differentiate us from our competition and make Jack in the Box a preferred brand by offering customers a better restaurant experience than typically found in the QSR segment today. We intend to continue to use the learnings from our JBX Grill test, which was cancelled in fiscal 2005, as a catalyst for developing innovative new menu items, service initiatives and creative restaurant design elements for use across the more than 2,000 existing restaurants comprising our core Jack in the Box brand. Brand reinvention will include changes to the following aspects of the restaurant experience:
•	Menu Innovation. We believe that product innovation and our focus on higher-quality products will further differentiate our menu from competitors, strengthen our brand and appeal to a broader consumer audience. In support of these initiatives, in fiscal 2005, we successfully introduced our new line of Ciabatta sandwiches, including the Bruschetta Chicken Ciabatta and the Bacon ‘n’ Cheese Ciabatta burger. Additional premium-quality products are in various stages of test and development as we continue to enhance product quality and innovation as a means to differentiate our menu from other quick-service chains.

•	Improved Service. A second major aspect of brand reinvention involves enhancements to the quality of our service. Fiscal year 2005 service initiatives included a more comprehensive program for evaluating customer service directly from the guest’s perspective and a new benefit plan for crew members which is expected to contribute a higher and more consistent level of guest service by improving retention and reducing training costs. Other recent enhancements include the implementation of computer-based training (“CBT”) in our restaurants, an English-as-a-second-language program for our Spanish-speaking employees designed to improve their English skills, and the rollout of our point-of-sale (“POS”) system which permits credit card purchases, resulting in higher check averages. Our POS system reduces transaction processing times, while providing our customers with more convenient payment alternatives. Also, we completed the rollout of “Jack Cash”, reloadable stored-value cards, to company and franchised restaurants.

•	Re-Imaged Restaurants. The third important element of brand reinvention is the renovation of the restaurant facility. We are testing unique and proprietary, interior and exterior, design schemes that will more fully incorporate our fictional founder “Jack”, into the restaurant experience. We believe it is important to create a “destination dining” experience for guests and remain consistent with our goals of upgrading the quality of our food and guest service. We began testing the new interior and exterior designs for the restaurants at several locations in fiscal 2005, and plan on re-imaging 100-150 restaurants in fiscal 2006 at an average restaurant cost of approximately $100,000.
          Strategic Plan — Product Innovation and Customer Loyalty Strategy. Added in the current year, this strategic initiative focuses on driving product innovation and building customer loyalty for each of the Company’s brands.
•	Product Innovation. Developing a new pipeline of relevant and differentiated products that our guests crave is critical to drive incremental traffic, increase the average check at Jack in the Box and Qdoba restaurants and improve customer loyalty. The extensive resources available at our Innovation Center, from test kitchens to consumer research facilities, continue to allow us to efficiently develop new products and enhance our existing products.

•	Customer Loyalty. Customer loyalty programs are also an important part of our long-term strategic plan. We intend to continue to develop and expand our loyalty programs currently in various stages of implementation. In November 2004, we rolled out our reloadable stored-value cards to company and franchised restaurants. Our Jack cash card was the first such reloadable gift card among major QSR chains. Qdoba also offers a similar stored-value card, as well as a loyalty program that enables guests to accumulate points with every purchase, ultimately rewarding frequent users with free entrees. Our instant win promotions including “Win Jack’s Stuff” and “Q up the Fun” may also be used to build loyalty by rewarding customers with prizes ranging from food prizes and music downloads to a motorcycle or free airfare for a year and other vacation packages.

Restaurant Concepts
          Jack in the Box. Jack in the Box restaurants offer a broad selection of distinctive, innovative products targeted primarily at the adult fast-food consumer. The Jack in the Box menu features a variety of hamburgers, salads, specialty sandwiches, tacos, drinks and side items. Hamburger products include our signature Jumbo Jack®, Sourdough Jack® and Ultimate Cheeseburger. Jack in the Box restaurants also offer premium entrée salads and sandwiches, to appeal to a broader customer base, including more women and consumers older than the traditional QSR target market of men 18-34 years old. Furthermore, Jack in the Box restaurants offer value-priced products, known as “Jack’s Value Menu,” to compete against price-oriented competitors and because value is important to certain fast-food customers. In addition to offering high quality products, Jack in the Box restaurants offer customers the ability to customize their meals. Our customers may also elect to forgo the bun and sauce in favor of a low-carb burger, or substitute ingredients to create a mix of flavors suited to their personal tastes. In addition, our customers can order any product, including breakfast items, anytime of the day. We believe that our distinctive menu has been instrumental in developing brand loyalty and is appealing to customers with a broad range of food preferences. Furthermore, we believe that, as a result of our diverse menu, our restaurants are less dependent than other quick-service chains on the commercial success of one or a few products.
          The Jack in the Box restaurant chain was the first major hamburger chain to develop and expand the concept of drive-thru restaurants. In addition to drive-thru windows, most of our restaurants have seating capacities ranging from 20 to 100 persons and are open 18-24 hours a day. Drive-thru sales currently account for nearly 70% of sales at company-operated restaurants.
          The following table summarizes the changes in the number of company-operated and franchised Jack in the Box restaurants since the beginning of fiscal 2001:

	Fiscal Year
	2001	2002	2003	2004	2005

Company-operated restaurants:
Opened	126	100	90	56	38
Sold to franchisees	(13)	(22)	(36)	(49)	(58)
Closed	(2)	(3)	(8)	(2)	(5)
Acquired from franchisees	9	1	—	—	1
End of period total	1,431	1,507	1,553	1,558	1,534
Franchised restaurants:
Opened	4	3	3	5	11
Acquired from Company	13	22	36	49	58
Sold to Company	(9)	(1)	—	—	(1)
Closed	—	—	—	—	(1)
End of period total	331	355	394	448	515
System end of period total	1,762	1,862	1,947	2,006	2,049
          Qdoba. Qdoba restaurants offer a broad selection of fresh, high quality “Nouveau-Mexican” food with unique bold tastes. The Qdoba menu fuses traditional Mexican flavors with popular flavors from other cuisines and features a variety of signature burritos, the “Naked Burrito” (a burrito served in a bowl without the tortilla), non-traditional taco salads, 3-cheese nachos and five signature salsas. Qdoba’s broad menu allows it to satisfy multiple meal occasions, both dine-in and take-out, for a wide variety of customers. Qdoba restaurants also offer a Q-to-Go® Hot Taco Bar catering alternative, tailored to feeding 20-100, or more. The Q-to-Go Hot Taco Bar comes with everything from serving utensils to grilled steak and chicken, tortillas, three unique salsas, toppings and dessert. The seating capacity at Qdoba restaurants ranges from 60 to 80 persons, including outdoor patio seating availability.
Restaurant Expansion and Site Selection and Design
          Restaurant Expansion. Our long-term growth strategy includes continued restaurant expansion. We opened 49 new Jack in the Box company-operated and franchised restaurants in fiscal 2005. In fiscal 2006, we plan to open 45-55 new Jack in the Box restaurants, including franchised units. Fiscal year 2006 restaurant growth will primarily be in existing markets, however, we do plan to enter new contiguous markets using our Quick Stuff brand.
          Of the new Jack in the Box restaurants forecasted in 2006, we plan to combine 13-15 with our branded convenience store concept, Quick Stuff. By operating a full-service Quick Stuff store and a major branded fuel station with a full size Jack in the Box restaurant on one site, we are able to generate multiple revenue streams and profits, and grow our Jack in the Box brand using locations that would otherwise be too costly for a typical stand-alone QSR restaurant. In fiscal 2006, our convenience store concept will serve as a tool to enter new, contiguous markets, as we can benefit from the combined revenues and shared development costs for three separate businesses while securing the best possible locations in high traffic areas. In addition to providing site development flexibility, our branded convenience store concept also provides us with a solid unit economic model, while retaining operating characteristics similar to our core business. As of October 2, 2005, we owned and operated 44 Quick Stuff stores, and over the next five years, we expect to grow this unique co-branded convenience store concept, in both existing and contiguous markets.

          In fiscal year 2005, we opened 77 new Qdoba company-operated and franchised restaurants, representing unit growth of more than 40% over the prior year. Qdoba’s growth is expected to come primarily from increasing the number of franchise-developed locations. In fiscal 2006, we plan to open 85-95 new Qdoba restaurants, including franchised units. We remain committed to growing our fast-casual subsidiary and believe that Qdoba has significant expansion potential.
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
          We have developed multiple restaurant prototypes to help reduce costs and improve our flexibility in locating restaurants. Management believes that the flexibility provided by the alternative configurations enables us to match the restaurant configuration with specific economic, demographic, geographic and physical characteristics of a particular site. Typical development costs for a traditional Jack in the Box and Quick Stuff average $1.6 million and $3.0 million, respectively. Qdoba restaurant development costs range from $0.4 million to $0.5 million. We use lease financing and other means to lower our cash investment in a typical Jack in the Box and Quick Stuff to approximately $0.8 million and $1.3 million, respectively.
Franchising Program
          Jack in the Box. Our long-term growth strategy also includes the selective expansion of our franchising operations. As of October 2, 2005, franchisees operated 515 Jack in the Box restaurants. We will continue to expand our franchising activities, including the sale of Jack in the Box company-operated restaurants to franchisees and the development of new restaurants by franchisees. By the end of fiscal 2008, we expect to increase the percentage of franchised Jack in the Box units to approximately 35% with continued expansion beyond 35% after fiscal 2008. We offer development agreements for construction of one or more new restaurants over a defined period of time and in a defined geographic area. Developers are required to pay a fee, a portion of which may be credited against franchise fees due when restaurants open in the future. Developers may forfeit such fees and lose their rights to future development if they do not maintain the required schedule of openings.
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
          We view our non-franchised Jack in the Box units as a potential resource which, on a selected basis, can be sold to a franchisee, generating additional current cash flows and revenues while still generating future cash flows and earnings through franchise rents and royalties.
          Qdoba Mexican Grill. We plan to continue to grow the Qdoba brand, primarily through increased franchising activities. We offer area development agreements for the construction of five to 20 new restaurants over a defined period of time and in a defined geographic area for a development fee, a portion of which may be credited against franchise fees due for restaurants to be opened in the future. If the developer does not maintain the required schedule of openings, they may forfeit such fee and lose their rights to future development. The current franchise agreement provides for an initial franchise fee of $25,000 per restaurant, royalties of 5% of gross sales, marketing fees of up to 2% of gross sales and, in most instances, a 10-year term with a 10-year option to extend.
Restaurant Operations
          Restaurant Management. Each restaurant is operated by a company-employed manager or a franchisee who is directly responsible for the operations of the restaurant, including product quality, service, food handling safety, cleanliness, inventory, cash control and the conduct and appearance of employees. Our restaurant managers attend extensive management training classes involving a combination of classroom instruction and on-the-job training in specially designated training restaurants. Restaurant managers and supervisory personnel train other restaurant employees in accordance with detailed procedures and guidelines using training aids available at each location. To enhance the effectiveness of our training, in 2004 we introduced a new, interactive system of computer-based training, which replaced videotapes with a touch-screen computer terminal. The CBT technology incorporates audio, video and text, all of which are updated on the computer via satellite technology. CBT is also designed to reduce the administrative demands on restaurant managers.

          Regional vice presidents or regional directors supervise area coaches who supervise restaurant managers. Under our performance system, regional vice presidents, regional directors, area coaches and restaurant managers are eligible for periodic bonuses based on achievement of location profit, profit improvement and/or certain other operational performance standards.
          Customer Satisfaction. We devote significant resources toward ensuring that all restaurants offer quality food and good service. Emphasis is placed on ensuring that ingredients are delivered timely to the restaurants. Restaurant food production systems are continuously developed and improved, and we train our employees to be dedicated to delivering consistently good service. Through our network of distribution, quality assurance, facilities services and restaurant management personnel, we standardize specifications for food preparation and service, employee conduct and appearance, and the maintenance and repair of our premises. Operating specifications and procedures are documented in on-line reference manuals and CBT presentations. During fiscal year 2005, most Jack in the Box restaurants received approximately four quality, food safety and cleanliness inspections. The “Voice of the Customer” program was rolled out in fiscal year 2005 and provides restaurant managers with several guest surveys each week regarding their Jack in the Box experience.
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
          In addition, our HACCP system uses ServSafe®, a nationally recognized food-safety training and certification program administered in partnership with the National Restaurant Association. All restaurant managers and grill employees receive special grill certification training and are certified annually.
Purchasing and Distribution
          We provide purchasing, warehouse and distribution services for all Jack in the Box company-operated and nearly 64% of our franchise-operated restaurants. The remaining Jack in the Box franchisees participate in a purchasing cooperative they formed in 1996 and contract with another supplier for distribution services. As of October 2, 2005, we also provided these services to approximately 45% of Qdoba’s company and franchise-operated restaurants. The remaining Qdoba restaurants purchase product from approved suppliers and distributors. Some products, primarily dairy and bakery items are delivered directly by approved suppliers to both company-operated and franchised restaurants.
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
Information Systems
          We have centralized financial and accounting systems for company-operated restaurants, which we believe are important in analyzing and improving profit margins and accumulating marketing information for analysis. Our restaurant satellite-enabled software allows for daily, weekly and monthly polling of sales, inventory and labor data from the restaurants. Jack in the Box restaurants use a standardized windows based touch screen POS platform among all company and franchised restaurants, which allows us to accept credit cards and Jack’s Cash re-loadable gift cards. We have also developed several systems to assist restaurant managers in overseeing the daily operations of their restaurants. We use an interactive computer-based training system in our Jack in the Box restaurants as the standard training tool for new hire training and periodic workstation re-certifications, and have a labor scheduling system to assist in managing labor hours based on forecasted sales volumes. We also have a highly reliable inventory management system, which provides consistent deliveries to our restaurants with excellent control over food safety, and, to support order accuracy and speed of service, our drive-thru restaurants use order confirmation screens. We are currently in the process of updating our order confirmation screens with new larger, color screens. Qdoba restaurants use POS software with touch screens, accept debit and credit cards at all company-owned locations and use back-of-the-restaurant software to control purchasing, inventory, food and labor costs. These software products have been customized to meet Qdoba’s operating standards.

Advertising and Promotion
          The Company builds brand awareness through its marketing and advertising programs and activities. These activities are supported primarily by contractual contributions from all company and franchised restaurants based on a percentage of sales. We use regional and local campaigns on television, national cable television, radio and print media, as well as Internet advertising on specific sites and broad-reach Web portals, to advertise restaurant products, promote brand awareness and attract customers.
Employees
          At October 2, 2005, we had approximately 44,600 employees, of whom 42,700 were restaurant employees, 800 were corporate personnel, 500 were distribution employees and 600 were field management and administrative personnel. Employees are paid on an hourly basis, except most restaurant managers, operations and corporate management, and certain administrative personnel. A majority of our restaurant employees are employed on a part-time, hourly basis to provide the flexibility necessary during peak periods of restaurant operations.
          Our vision is to build an organization of people who are passionate about creating a superior restaurant experience for our guests by engaging our employees through providing them with great internal service. We have not experienced any significant work stoppages and believe our labor relations are good. In fact, over the last few years we have realized improvements in our hourly restaurant employee retention rate and in 2005 we received the first annual Spirit Award, an honor awarded by Nation’s Restaurant News and the National Restaurant Association Educational Foundation to the restaurant companies with the most innovative workforce programs for enhancing employee satisfaction. We support our employees, including part-time workers, by offering competitive wages, competitive benefits, including a pension plan and medical insurance for all of our employees meeting certain requirements, and discounts on dining. Furthermore, in September 2004, Jack in the Box began offering all hourly employees access to health coverage, including vision and dental benefits. As an additional incentive to crew members with more than a year of service, the Company will pay a portion of their premiums. Late in fiscal 2005, we also introduced a program called “Sed de Saber” (Thirst for Knowledge), an electronic home study program to assist Spanish-speaking restaurant employees in improving their English skills. We expect these programs will further reduce turnover, as well as training costs and workers’ compensation claims. We also attempt to motivate and retain our employees by providing them with opportunities for increased responsibilities and advancement, as well as performance-based cash incentives tied to sales, profitability and certain qualitative measures.
Executive Officers
          The following table sets forth the name, age (as of December 31, 2005) and position of each person who is an executive officer of Jack in the Box Inc.:

Name	Age	Positions
Linda A. Lang	47	Chairman of the Board and Chief Executive Officer
Paul L. Schultz	51	President and Chief Operating Officer
Jerry P. Rebel	48	Executive Vice President and Chief Financial Officer
Lawrence E. Schauf	60	Executive Vice President and Secretary
Carlo E. Cetti	61	Senior Vice President, Human Resources and Strategic Planning
David M. Theno, Ph.D.	55	Senior Vice President, Quality and Logistics
Pamela S. Boyd	50	Vice President, Financial Planning and Analysis
Stephanie E. Cline	60	Vice President, Chief Information Officer
Terri F. Graham	40	Vice President, Chief Marketing Officer
Paul D. Melancon	49	Vice President, Controller
Harold L. Sachs	60	Vice President, Treasurer
Gary J. Beisler	49	Chief Executive Officer and President, Qdoba Restaurant Corporation
          Ms. Lang assumed the positions of Chairman of the Board and Chief Executive Officer effective October 3, 2005 from Robert Nugent upon his retirement from the Company. She was President and Chief Operating Officer from November 2003 to October 2005, Executive Vice President from July 2002 to November 2003, Senior Vice President, Marketing from May 2001 to July 2002, Vice President and Regional Vice President, Southern California Region from April 2000 to May 2001, Vice President, Marketing from March 1999 to April 2000 and Vice President, Products, Promotions and Consumer Research from February 1996 until March 1999. Ms. Lang has 18 years of experience with the Company in various marketing, finance and operations positions.

          Mr. Schultz was promoted to President and Chief Operating Officer effective October 3, 2005. He was Executive Vice President, Operations and Franchising from November 2004 to October 2005, Senior Vice President, Operations and Franchising from August 1999 to November 2004, and was Vice President from May 1988 to August 1999. Mr. Schultz has 32 years of experience with the Company in various operations positions.
          Mr. Rebel was promoted to Executive Vice President and Chief Financial Officer on October 3, 2005. He was Senior Vice President and Chief Financial Officer from January 2005 to October 2005 and Vice President, Controller from September 2003 to January 2005. Prior to joining the Company he was Vice President, Controller of Fleming Companies Inc. from February 2002 to September 2003. From January 1991 to February 2002, he held various accounting and finance positions with CVS Corporation, including Executive Vice President and Chief Financial Officer of the ProCare division from September 2000 to February 2002, and Vice President Finance from July 1995 to September 2000.
          Mr. Schauf has been Executive Vice President and Secretary since August 1996. Prior to joining the Company he was Senior Vice President, General Counsel and Secretary of Wendy’s International, Inc. from February 1991 to August 1996.
          Mr. Cetti has been Senior Vice President, Human Resources and Strategic Planning since July 2002. From October 1995 to July 2002, he was Vice President, Human Resources and Strategic Planning. Mr. Cetti has 25 years of experience with the Company in various human resources and training positions.
          Dr. Theno has been Senior Vice President, Quality and Logistics since May 2001. He was Vice President, Technical Services from April 1994 to May 2001. Dr. Theno has 13 years of experience with the Company in various quality assurance and product safety positions.
          Ms. Boyd has been a Vice President of the Company since November 2001. She was Division Vice President, Planning and Analysis from October 1997 to November 2001 and Director, Planning and Analysis from November 1992 to October 1997. Ms. Boyd has 18 years of experience with the Company in various finance positions.
          Ms. Cline has been a Vice President of the Company since August 2000 and Chief Information Officer since May 2000. She was Division Vice President of Systems Development from August 1993 to May 2000. Ms. Cline has 28 years of experience with the Company in various management information systems positions.
          Ms. Graham has been a Vice President of the Company since July 2002. She was Division Vice President, Marketing Services and Regional Marketing from April 2000 to July 2002, and Director of Marketing Services from October 1998 to July 2002. Ms. Graham has 15 years of experience with the Company in various marketing positions.
          Mr. Melancon has been a Vice President of the Company since July 2005. Prior to joining the Company, he was Vice President and Corporate Controller of Guess?, Inc. from March 2002 to July 2005. From August 1998 to June 2001 he held various accounting and finance positions with Sony Development Co., a subsidiary of Sony Corporation of America including Vice President and Chief Financial Officer from August 1998 to January 2000 and Senior Vice President and Chief Financial Officer from January 2000 to June 2001. He held various accounting and finance positions with Sears, Roebuck and Co. from July 1989 to August 1998.
          Mr. Sachs has been Vice President, Treasurer since November 1999. He was Treasurer from January 1986 to November 1999. Mr. Sachs has 27 years of experience with the Company in various finance positions.
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
          Our Quick Stuff convenience stores sell alcoholic beverages which require licensing. The regulations governing licensing may impose requirements on licensees including minimum age of employees, hours of operation, advertising and handling of alcoholic beverages. The failure of a Quick Stuff convenience store to obtain or retain a license could adversely affect the store’s results of operations. We believe we are operating in compliance with applicable laws and regulations governing alcoholic beverages.
Company Website
          The Company’s primary website can be found at www.jackinthebox.com. The Company makes available free of charge at this website (under the caption “Investors – SEC Filings – SEC Filings by Jack in the Box Inc.”) all of its reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, including its Annual Report on Form 10-K, its Quarterly Reports on Form 10-Q and its Current Reports on Form 8-K and amendments to those reports. These reports are made available on the website as soon as reasonably practicable after their filing with, or furnishing to, the Securities and Exchange Commission. Furthermore, we also make available on our website, and in print to any shareholder who requests it, the Company’s Corporate Governance Guidelines, the Committee Charters for Audit, Compensation, and Nominating and Governance Committees, as well as the Code of Ethics that applies to all directors, officers and employees of the Company. Amendments to these documents or waivers related to the Code of Ethics will be made available on the Company’s website as soon as reasonably practicable after their execution.

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
          In some cases, information regarding certain important factors that could cause actual results to differ materially from any forward-looking statement appears together with such statement. In addition, the factors described under Critical Accounting Policies and Risk Factors, as well as other possible factors not listed, could cause actual results to differ materially from those expressed in forward-looking statements; weather conditions and related events such as floods that may adversely affect the level of customer traffic, damage our restaurants or otherwise disrupt operations; changes in accounting standards policies and practices or related interpretations by auditors or regulatory entities; assumptions relating to pension costs, including the possibility of increased pension expense and contributions; the practical or psychological effects of terrorist acts or government responses; the on-going conflict in Iraq; war or the risk of war; the costs and other effects of legal claims by employees, franchisees, customers, vendors, stockholders and others, including settlement of those claims; and the effectiveness of management strategies and decisions.
ITEM 1A. RISK FACTORS
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
          Dependence on frequent deliveries of fresh produce and groceries subjects food service businesses, such as ours, to the risk that shortages or interruptions in supply, caused by adverse weather or other conditions, could adversely affect the availability, quality and cost of ingredients. In addition, unfavorable trends or developments concerning factors such as inflation, increased cost of food, labor, fuel, utilities, technology, insurance and employee benefits (including increases in hourly wage, and workers’ compensation and other insurance premiums), increases in the number and locations of competing restaurants, regional weather conditions and the availability of experienced management and hourly employees, may also adversely affect the food service industry in general. Because our restaurants are predominantly company-operated, we may have greater exposure to operating cost issues than chains that are primarily franchised. Changes in economic conditions affecting our customers could reduce traffic in some or all of our restaurants or impose practical limits on pricing, either of which could have a material adverse effect on our financial condition and results of operations. Our continued success will depend in part on our ability to anticipate, identify and respond to changing conditions.
          Risks Associated with Development. We intend to grow primarily by developing additional company-owned restaurants and through new restaurants to be developed by franchisees. Development involves substantial risks, including the risk of (i) the availability of financing for the Company and to franchisees at acceptable rates and terms, (ii) development costs exceeding budgeted or contracted amounts, (iii) delays in completion of construction, (iv) the inability to identify, or the unavailability of suitable sites, both traditional and nontraditional, on acceptable leasing or purchase terms, (v) developed properties not achieving desired revenue or cash flow levels once opened, (vi) competition for suitable development sites; (vii) incurring substantial unrecoverable costs in the event a development project is abandoned prior to completion, (viii) the inability to obtain all required governmental permits, including, in appropriate cases, liquor licenses; (ix) changes in governmental rules, regulations, and interpretations (including interpretations of the requirements of the American with Disabilities Act, (ADA) and (x) general economic and business conditions.
          Although we intend to manage our development to reduce such risks, we cannot assure you that present or future development will perform in accordance with our expectations. We cannot assure you that we will complete the development and construction of the facilities, or that any such development will be completed in a timely manner or within budget, or that any restaurants will generate our expected returns on investment. Our inability to expand in accordance with our plans or to manage our growth could have a material adverse effect on our results of operations and financial condition.

          Risks Associated with Growth. Our plans to increase our franchising activities, and accelerate development of Qdoba and our convenience store/gas station/restaurant co-brand will require the implementation of enhanced operational and financial systems and will require additional management, operational, and financial resources. For example, we will be required to recruit franchise sales and administrative personnel; and to recruit and train managers and other personnel for each new company-owned restaurant, as well as additional development and accounting personnel. We cannot assure you that we will be able to manage our expanding operations effectively to continue to recognize value from franchising and co-branding. The failure to implement such systems and add such resources on a cost-effective basis could have a material adverse effect on our results of operations and financial condition.
          Reliance on Certain Geographic Markets. Because our business is regional, with nearly 65% of our restaurants located in the states of California and Texas, the economic conditions, state and local government regulations and weather conditions affecting those states may have a material impact upon our results.
          Risks Related to Entering New Markets. We cannot assure you that we will be able to successfully expand or acquire critical market presence for our brands in new geographical markets, as we may encounter well-established competitors with substantially greater financial resources. We may be unable to find attractive locations, acquire name recognition, successfully market our products and attract new customers. Competitive circumstances and consumer characteristics in new market segments and new geographical markets may differ substantially from those in the market segments and geographical markets in which we have substantial experience. We cannot assure you that we will be able to profitably operate new company-operated or franchised restaurants in new geographical markets. Management decisions to curtail or cease investment in certain locations or markets may result in impairment charges.
          Competition. The restaurant industry is highly competitive with respect to price, service, location, personnel and the type and quality of food, and there are many well-established competitors. Each of our restaurants competes directly and indirectly with a large number of national and regional restaurant chains, as well as with locally-owned quick-service restaurants, fast-casual restaurants, sandwich shops and similar types of businesses. The trend toward convergence in grocery, deli and restaurant services may increase the number of our competitors. Such increased competition could have a material adverse effect on our financial condition and results of operations. Some of our competitors have substantially greater financial, marketing, operating and other resources than we have, which may give them a competitive advantage. Certain of our competitors have introduced a variety of new products and engaged in substantial price discounting in recent years and may continue to do so in the future. We plan to take various steps in connection with our “brand re-invention” strategy, including introducing new, higher quality products, discontinuing certain menu items, testing new service and training initiatives, and making improvements to facility image at our restaurants. However, there can be no assurance of the success of our new products, initiatives or our overall strategies or that competitive product offerings, pricing and promotions will not have an adverse effect upon our results of operations and financial condition.
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
          Taxes. Our income tax provision is sensitive to expected earnings and, as expectations change, our income tax provisions may vary from quarter-to-quarter and year-to-year. In addition, from time-to-time, we may take positions for filing our tax returns, which differ from the treatment for financial reporting purposes. The ultimate outcome of such positions could have an adverse impact on our effective tax rate. Our effective tax rate for fiscal 2006 is expected to be higher than our fiscal 2005 rate.
          Risks Related to Franchise Operations. At October 2, 2005, approximately 25% of the Jack in the Box restaurants were franchised. Our plan is to increase the percentage of franchised restaurants. Our ability to sell franchises and to realize gains from such sales is uncertain. The opening and success of franchised restaurants depends on various factors, including the demand for our franchises and the selection of appropriate franchisee candidates, the availability of suitable sites, the negotiation of acceptable lease or purchase terms for new locations, permitting and regulatory compliance, the ability to meet construction schedules, the availability of financing, and the financial and other capabilities of our franchisees and developers. We cannot assure you that developers planning the opening of franchised restaurants will have the business abilities or sufficient access to financial resources necessary to open the restaurants required by their agreements. We cannot assure you that franchisees will successfully participate in our strategic initiatives or operate their restaurants in a manner consistent with our concept and standards. In addition, certain federal and state laws govern our relationships with our franchisees. See “Risks Related to Government Regulations” below.
          Risks Related to Government Regulations. See “Business — Regulation”. The restaurant industry is subject to extensive federal, state and local governmental regulations, including those relating to the preparation and sale of food and those relating to building and zoning requirements. We and our franchisees are also subject to licensing and regulation by state and local departments relating to health, sanitation and safety standards, and liquor licenses and to laws governing our relationships with employees, including minimum wage requirements, overtime, working conditions and citizenship requirements. See “Risks Related to Increased Labor Costs” above. The inability to obtain or maintain such licenses or publicity resulting from actual or alleged violations of such laws could have an adverse effect on our results of operations. We are also subject to federal regulation and certain state laws, which govern the offer and sale of franchises. Many state franchise laws impose substantive requirements on franchise agreements, including limitations on noncompetition provisions and on provisions concerning the termination or nonrenewal of a franchise. Some states require that certain materials be registered before franchises can be offered or sold in that state. The failure to obtain or retain licenses or approvals to sell franchises could adversely affect us and our franchisees. Changes in, and the cost of compliance with, government regulations could have a material adverse effect on our operations.
          Risks Related to the Failure of Internal Controls. The Company maintains a documented system of internal controls which is reviewed and monitored by an Internal Controls Committee and tested by the Company’s full time Internal Audit Department. The Internal Audit Department reports to the Audit Committee of the Board of Directors. The Company believes it has a well-designed system to maintain adequate internal controls on the business. However, there can be no assurance that there won’t be any control deficiencies in the future. Should we become aware of any significant control deficiencies, the Internal Controls Committee would recommend prompt remediation and report them to the Audit Committee. We have devoted significant resources to document, test, monitor and improve our internal controls and will continue to do so; however, we cannot be certain that these measures will ensure that our controls are adequate in the future or that adequate controls will be effective in preventing fraud. If we fail to maintain an effective system of internal controls, we may not be able to accurately report our financial results or prevent fraud. Any failures in the effectiveness of our internal controls could have a material adverse effect on our operating results or cause us to fail to meet reporting obligations.
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
ITEM 1B. UNRESOLVED STAFF COMMENTS
          None.

ITEM 2. PROPERTIES
          Of our 2,049 Jack in the Box and 250 Qdoba restaurants, we owned 776 restaurant buildings, including 560 located on leased land. In addition, we leased both the land and building for 1,240 restaurants, including 258 restaurants operated by franchisees. At October 2, 2005, franchisees directly owned or leased 283 restaurants.

	Number of restaurants at October 2, 2005
	Company-
	operated	Franchised	Total

Company-owned restaurant buildings:
On Company-owned land	154	62	216
On leased land	455	105	560

Subtotal	609	167	776
Company-leased restaurant buildings on leased land	982	258	1,240
Franchise directly-owned or directly-leased restaurant buildings	—	283	283

Total restaurant buildings	1,591	708	2,299

          Our leases generally provide for fixed rental payments (with cost-of-living index adjustments) plus real estate taxes, insurance and other expenses. In addition, many of the leases provide for contingent rental payments of between 2% and 10% of the restaurant’s gross sales once certain thresholds are met. We have generally been able to renew our restaurant leases as they expire at then-current market rates. The remaining terms of ground leases range from approximately one year to 49 years, including optional renewal periods. The remaining lease terms of our other leases range from approximately one-year to 42 years, including optional renewal periods. At October 2, 2005, our leases had initial terms expiring as follows:

	Number of restaurants
	Ground	Land and
	leases	building leases

2006 - 2010	29	56
2011 - 2015	189	365
2016 - 2020	56	243
2021 and later	286	576
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
ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
          No matters were submitted to a vote of security holders during the fourth fiscal quarter ended October 2, 2005.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
          Market Information. The following table sets forth the high and low closing sales prices for our common stock during the fiscal quarters indicated, as reported on the New York Stock Exchange - Composite Transactions:

	16 weeks ended	12 weeks ended
	Jan. 23, 2005	Apr. 17, 2005	July 10, 2005	Oct. 2, 2005

High	$38.84	$38.28	$41.58	$38.52
Low	32.00	32.96	35.07	27.70

	16 weeks ended	12 weeks ended		13 weeks ended
	Jan. 18, 2004	Apr. 11, 2004	July 4, 2004	Oct. 3, 2004

High	$23.15	$28.87	$30.00	$32.31
Low	17.50	23.26	26.02	27.20
          Dividends. We did not pay any cash or other dividends during the last two fiscal years and do not anticipate paying dividends in the foreseeable future. Our credit agreement prohibits our right to declare or pay dividends or make other distributions with respect to shares of our capital stock. However, subsequent to the end of the fiscal year, we amended our credit agreement to provide for an aggregate amount of $200 million for the acquisition of our common stock or the potential payment of cash dividends.
          Holders. As of October 2, 2005, there were 512 stockholders of record.
          Securities Authorized for Issuance Under Equity Compensation Plans. The following table summarizes the equity compensation plans under which Company Common Stock may be issued as of October 2, 2005. Stockholders of the Company approved all plans.

(c)
Number of securities
remaining for future
	(a)	(b)	issuance under equity
	Number of securities to be	Weighted-average	compensation plans
	issued upon exercise of	exercise price of	(excluding securities
	outstanding options	outstanding options	reflected in column (a))

Equity compensation plans approved by security holders	4,473,700	$23.56	2,263,128

ITEM 6. SELECTED FINANCIAL DATA
          Our fiscal year is 52 or 53 weeks, ending the Sunday closest to September 30. Fiscal year 2004 includes 53 weeks; all other years include 52 weeks. The following selected financial data of Jack in the Box Inc. for each fiscal year was extracted or derived from financial statements which have been audited by KPMG LLP, our independent registered public accountants.

	Fiscal Year
	2005	2004	2003(1)	2002	2001
	(Dollars in thousands, except per share data)
Statement of Operations Data:
Revenues:
Restaurant sales	$2,045,400	$2,033,482	$1,864,180	$1,822,902	$1,714,126
Distribution and other sales	348,482	197,762	108,738	77,445	66,565
Franchise rents and royalties	80,390	66,653	54,371	45,936	43,825
Other	32,966	24,467	31,001	20,077	9,060

Total revenues	2,507,238	2,322,364	2,058,290	1,966,360	1,833,576
Costs of revenues	2,078,121	1,913,285	1,695,709	1,589,090	1,480,643
Selling, general and administrative expenses (2)	273,821	264,257	228,141	233,345	201,595

Earnings from operations	155,296	144,822	134,440	143,925	151,338
Interest expense (3)	17,092	27,318	24,838	22,914	24,453

Earnings before income taxes and cumulative effect of accounting change	138,204	117,504	109,602	121,011	126,885
Income taxes (4)	46,667	42,820	39,518	40,791	45,191

Earnings before cumulative effect of accounting change (6)	$91,537	$74,684	$70,084	$80,220	$81,694

Earnings per share before cumulative effect of accounting change:
Basic	$2.57	$2.06	$1.92	$2.04	$2.11
Diluted (5)	$2.48	$2.02	$1.90	$2.00	$2.05

Balance Sheet Data (at end of period):
Total assets	$1,337,986	$1,324,666	$1,142,481	$1,035,845	$1,006,952
Long-term debt	290,213	297,092	290,746	143,364	279,719
Stockholders’ equity	565,372	553,399	450,434	447,761	400,002

(1)	Fiscal year 2003 includes Qdoba results of operations since January 21, 2003, representing approximately 36 weeks.

(2)	Fiscal year 2005 includes a charge of approximately $3.0 million related to the cancellation of the Company’s test of a fast-casual concept called JBX Grill. Fiscal year 2003 includes $2.6 million related to lease-assumption obligations on five sites arising from the bankruptcy of the Chi Chi’s restaurant chain, previously owned by the Company. Fiscal year 2002 includes $9.3 million for costs associated with the settlement of a class action lawsuit and $6.3 million for costs related to the closure of eight under-performing restaurants.

(3)	Fiscal year 2004 includes a $9.2 million charge related to the refinancing of the Company’s term loan and the early redemption of its senior subordinated notes.

(4)	Fiscal year 2005 includes a $2.1 million benefit related to the resolution of a prior year’s tax position.

(5)	Fiscal year 2004 earnings per diluted share include approximately $0.03 per share related to an additional week.

(6)	In 2001, we adopted Staff Accounting Bulletin (“SAB”) 101 which requires that we recognize certain franchise percentage rents, which are contingent upon certain annual sales levels, in the period in which the contingency is met instead of being accrued for ratably. As a result of adopting SAB 101, we recorded a one-time after-tax cumulative effect from this accounting change of $1.9 million related to the deferral of franchise percentage rents not yet earned as of the beginning of fiscal year 2001.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Results of Operations
          All comparisons under this heading among 2005, 2004, and 2003 refer to the 52-week periods ended October 2, 2005 and September 28, 2003 and to the 53-week period ended October 3, 2004, unless otherwise indicated.
          The Company acquired Qdoba Restaurant Corporation (“Qdoba”), operator and franchisor of Qdoba Mexican Grill, on January 21, 2003. Qdoba’s operations are included since the date of acquisition, which includes 36 weeks of operations in fiscal year 2003.
Overview
          As of October 2, 2005, Jack in the Box Inc. (the “Company”) owned, operated, and franchised 2,049 Jack in the Box quick-service restaurants and 250 Qdoba Mexican Grill (“Qdoba”) fast-casual restaurants, primarily in the western and southern United States.
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
          The quick-service restaurant industry has become more complex and challenging in recent years. Challenges presently facing the sector include higher levels of consumer expectations, intense competition with respect to market share, restaurant locations, labor, and menu and product development, the emergence of the fast-casual restaurant segment, changes in the economy and trends for healthier eating.
          To address these challenges and others, and support our goal of becoming a national restaurant company, management has developed a three-part strategic plan centered on multifaceted growth, reinvention of the Jack in the Box brand and product innovation and customer loyalty. Our multifaceted growth strategy includes growing our restaurant base by continuing to grow through new units and increased sales at existing restaurants, and increasing franchising activities. Brand reinvention initiatives include product innovations with a focus on higher-quality products, enhancements to the quality of service and renovations to the restaurant facilities. We believe that brand reinvention will differentiate us from our competition and that our growth strategy will support us in our objective to become a national restaurant company.
          The following summarizes the most significant events occurring in fiscal year 2005:
•	Company-operated Restaurant Sales. New product introductions contributed to sales growth at Jack in the Box restaurants. This positive sales momentum resulted in an increase in same-store sales of 2.4% at Jack in the Box restaurants and 11.8% at Qdoba restaurants.

•	New Restaurant Designs. As planned, the Company continues testing new interior and exterior designs for its Jack in the Box restaurants. The design enhancements are intended to create a more contemporary atmosphere and promote more in-restaurant dining.

•	Reloadable Gift Cards. We introduced reloadable gift cards at virtually all of our restaurants in November 2004. The “Jack Cash” gift cards are available in any amount from $5 to $100.

•	Health-Care Program. We began offering all Jack in the Box restaurant hourly employees a health-care program, including vision and dental benefits. As an additional incentive to crew members with more than a year of service, Jack in the Box will pay a portion of their premiums. We believe this program will help reduce turnover, as well as training costs and workers’ compensation claims.

•	JBX Grill. We decided to end our test of JBX Grill as a stand alone restaurant concept. We believe that the innovative menu, service initiatives and creative design elements of JBX Grill can be best leveraged across the existing 2,049 restaurants of our core Jack in the Box brand rather than as a separate concept.

•	Repurchase of Common Stock. Pursuant to stock repurchase programs authorized by our Board of Directors, the Company repurchased approximately 2.6 million shares of its common stock in 2005. In September 2005, the Company’s Board of Directors authorized an additional $150 million program to repurchase shares of the Company’s common stock over the next three years.

•	Interest Rate Swaps. To reduce exposure to rising interest rates, we converted $130 million of our $275 million term loan at floating rates to a fixed interest rate for the next three years by entering into two-interest rate swap contracts.

•	Pension Contributions. In the third quarter of 2005, based on an annual actuarial review of the Company’s qualified pension plans, we elected to utilize available cash to make discretionary contributions of $22.2 million to our qualified pension plans.

•	Effective Tax Rate. The resolution of a prior year’s tax position and certain tax planning initiatives contributed to the lower tax rate in 2005 compared with 2004.
          The following table sets forth, unless otherwise indicated, the percentage relationship to total revenues of certain items included in the Company’s consolidated statements of earnings.
CONSOLIDATED STATEMENTS OF EARNINGS DATA

	Fiscal Year
	Oct. 2,	Oct. 3,	Sept. 28,
	2005	2004	2003

Revenues:
Restaurant sales	81.6%	87.6%	90.6%
Distribution and other sales	13.9	8.5	5.3
Franchised rents and royalties	3.2	2.9	2.6
Other	1.3	1.0	1.5

Total revenues	100.0%	100.0%	100.0%

Costs of revenues:
Restaurant costs of sales (1)	31.6%	31.0%	30.8%
Restaurant operating costs (1)	51.4	51.9	53.1
Costs of distribution and other sales (1)	98.7	98.2	97.5
Franchised restaurant costs (1)	43.9	47.9	47.8
Total costs of revenues	82.9	82.4	82.4

Selling, general and administrative	10.9	11.4	11.1
Earnings from operations	6.2	6.2	6.5

(1)	As a percentage of the related sales and/or revenues.
The following table summarizes the number of restaurants at each fiscal year-end:
SYSTEMWIDE RESTAURANT UNITS

	Oct. 2,	Oct. 3,	Sept. 28,
	2005	2004	2003

Jack in the Box:
Company-operated	1,534	1,558	1,553
Franchised	515	448	394

Total system	2,049	2,006	1,947

Qdoba:
Company-operated	57	47	34
Franchised	193	130	77

Total system	250	177	111

Consolidated:
Company-operated	1,591	1,605	1,587
Franchised	708	578	471

Total system	2,299	2,183	2,058

Revenues
          Company-operated restaurant sales were $2,045.4 million, $2,033.5 million, and $1,864.2 million, in 2005, 2004, and 2003, respectively. In 2005, this sales growth primarily reflects an increase in per store average (“PSA”) sales at Jack in the Box and Qdoba company-operated restaurants, as well as an increase in the number of Qdoba company-operated restaurants. Same-store sales at Jack in the Box company-operated restaurants increased 2.4% in 2005 compared with 4.6% in 2004, primarily due to the success of new product introductions and promotional support. Same-store sales at Qdoba increased 11.8% in 2005 on top of a 9.3% increase in 2004. The PSA sales growth in 2005 was partially offset by a decrease in the number of Jack in the Box company-operated restaurants primarily reflecting the sale of company-operated restaurants to franchisees. The sales growth in 2004 compared with 2003, primarily reflects an increase in PSA sales at Jack in the Box and Qdoba company-operated restaurants, an increase in the number of company-operated restaurants, additional sales from Qdoba for the full year in 2004 versus three quarters in 2003 and additional sales from the 53rd week in 2004.

          Distribution and other sales, representing distribution sales to Jack in the Box and Qdoba franchisees, as well as Quick Stuff fuel and convenience store sales, grew to $348.5 million in 2005 from $197.8 million in 2004 and $108.7 million in 2003. Sales from our Quick Stuff locations increased primarily due to an increase in the number of locations to 44 at the end of the fiscal year from 29 in 2004 and 18 in 2003, as well as higher retail prices per gallon of fuel. Distribution sales grew primarily due to an increase in the number of Jack in the Box and Qdoba franchised restaurants serviced by our distribution centers. Additional sales from the 53rd week also contributed to the overall increase in 2004.
          Franchise rents and royalties increased to $80.4 million in 2005 from $66.7 million in 2004 and $54.4 million in 2003, primarily reflecting an increase in the number of Jack in the Box franchised restaurants, and to a lesser extent an increase in same-store sales at franchised restaurants. The number of Jack in the Box franchised restaurants increased to 515 at the end of the fiscal year from 448 in 2004 and 394 in 2003, primarily reflecting the sale of company-operated restaurants to franchisees.
          Other revenues include gains and fees from the sale of company-operated restaurants to franchisees, as well as interest income from notes receivable and investments, and were $33.0 million, $24.5 million, and $31.0 million in 2005, 2004, and 2003, respectively. We continued our strategy of selectively converting Jack in the Box company-operated restaurants to franchises with the goal of improving operating margins and accelerating cash flows which enables us to develop new restaurants, reinvest in our restaurant re-image program and repurchase the Company’s common stock without incurring additional debt or diluting equity. Franchise gains were $23.3 million, $17.9 million, and $26.6 million, in 2005, 2004 and 2003, respectively, primarily from the sale of 58 Jack in the Box company-operated restaurants in 2005 compared with 49 in 2004 and 36 in 2003. The increase in other revenues in 2005 compared with 2004 primarily reflects an increase in the number of company-operated restaurants sold and an increase in interest income related to the Company’s cash position. The decrease in other revenues in 2004 is primarily due to lower average gains recognized from these transactions compared with 2003 reflecting differences in the specific sales volumes and cash flows of the restaurants sold.
Costs and Expenses
          Restaurant costs of sales, which include food and packaging costs, increased to $646.7 million in 2005 from $630.9 million in 2004 and $573.8 million in 2003. As a percentage of restaurant sales, costs of sales increased to 31.6% in 2005 compared with 31.0% in 2004, and 30.8% in 2003, primarily due to higher commodity costs. Beef costs were approximately 11% higher compared with a year ago and produce costs were up approximately 9% in fiscal 2005 versus last year. The cost increases in all years were offset in part by modest selling price increases.
          Restaurant operating costs decreased to $1,052.3 million in 2005 from $1,056.2 million in 2004 and $990.0 million in 2003. As a percentage of restaurant sales, operating costs were 51.4% in 2005, 51.9% in 2004, and 53.1% in 2003. The percentage improvements in each year are primarily due to effective labor management related to continued Profit Improvement Program initiatives, as well as to increased leverage provided by higher sales in each year. Also contributing to the favorable trends were lower occupancy costs related to our Profit Improvement Program which was partially offset by a non-recurring expense recorded in the second quarter of fiscal 2005 related to an arbitration award in connection with the cancellation of a utility contract.
          Costs of distribution and other sales increased to $343.8 million in 2005 from $194.3 million in 2004 and $106.0 million in 2003, primarily reflecting an increase in the related sales. As a percentage of distribution and other sales, these costs increased to 98.7% in 2005 from 98.2% in 2004, and 97.5% in 2003. The percentage increase is due primarily to higher distribution delivery costs, as well as higher retail prices per gallon of fuel at our Quick Stuff locations, which have proportionately higher costs, but yield stable penny profits.
          Franchised restaurant costs, principally rents and depreciation on properties leased to Jack in the Box franchisees, increased to $35.3 million in 2005 from $31.9 million in 2004 and $26.0 million in 2003, primarily reflecting an increase in the number of franchised restaurants. As a percentage of franchise rents and royalties, franchise restaurant costs were 43.9% in 2005, 47.9% in 2004, and 47.8% in 2003. The percentage decrease in 2005 compared to 2004 is primarily due to the leverage provided by higher franchise revenues. The percentage increase in 2004 compared with 2003 primarily relates to a ramp up in franchise services to support our strategy of achieving a 35% ratio of franchised restaurants in the system by the end of fiscal 2008.
          Selling, general, and administrative (“SG&A”) expenses were $273.8 million, $264.3 million, and $228.1 million in 2005, 2004, and 2003, respectively. These expenses were approximately 10.9% of revenues in 2005, 11.4% in 2004, and 11.1% in 2003. The percentage improvement in 2005 is primarily due to increased leverage from higher revenues and lower pension costs, which offset higher salaries and related expenses, higher costs associated with Sarbanes-Oxley compliance and a fourth quarter charge of approximately $3.0 million to write-off assets as a result of the cancellation of the JBX Grill test. SG&A costs increased in 2004 compared with 2003 primarily due to higher pension and incentive accruals, Qdoba overhead for the full year in 2004 versus 36-weeks in 2003, and additional costs for the 53rd week, partially offset by Profit Improvement Program initiatives.

          Interest expense was $17.1 million, $27.3 million, and $24.8 million in 2005, 2004, and 2003, respectively. In 2004, interest expense included a charge of $9.2 million for the payment of a call premium and the write-off of deferred financing fees resulting from the refinancing of the Company’s term loan and the early redemption of its senior subordinated notes. In an effort to manage its exposure to rising interest rates, in 2005 and 2004, the Company repriced its credit facility, thereby reducing the applicable margin, and in 2005, converted $130 million of floating rate term loan debt to fixed rates for the next three years. In 2004, the increase in interest expense primarily relates to the refinancing of the Company’s term loan and the early redemption of its senior subordinated notes, which was partially offset by favorable interest rates from the refinancing and subsequent repricing of the Company’s credit facility in 2004.
          The income tax provisions reflect effective annual tax rates of 33.8%, 36.4%, and 36.1% of pre-tax earnings in 2005, 2004, and 2003, respectively. The lower tax rate in 2005 relates primarily to the resolution of a prior year’s tax position, the retroactive reinstatement of the Work Opportunity Tax Credit and continued tax-planning strategies. In 2004, the favorable tax rate resulted from additional tax credits obtained.
          Net earnings were $91.5 million or $2.48 per diluted share, in 2005, $74.7 million, or $2.02 per diluted share, in 2004, and $70.1 million, or $1.90 per diluted share, in 2003. Each year includes special items as described above. In 2005, net earnings included a $2.0 million after-tax charge, or $.05 per diluted share, related to the cancellation of the Company’s fast-casual concept called JBX Grill offset by an income tax benefit in the amount of $2.1 million, or $.06 per diluted share, related to the resolution of a prior year’s tax position. In 2004, net earnings included an after-tax charge of $5.7 million, or $.15 per diluted share, for costs related to refinancing the Company’s credit facility and a benefit of approximately $1.1 million, or $.03 per diluted share, for an extra week in the fiscal year. In 2003, net earnings included a $1.7 million charge, or $.05 per diluted share, for lease obligations assumed in connection with the Chi-Chi’s bankruptcy.
Liquidity and Capital Resources
          General. Cash and cash equivalents decreased $28.0 million to $103.7 million at October 2, 2005 from $131.7 million at the beginning of the fiscal year, primarily due to the Company’s stock repurchase program and pension contributions, which were partially offset by cash flows provided by operating activities and proceeds from sales of restaurants to franchisees and the issuance of common stock. We generally reinvest available cash flows from operations to develop new or enhance existing restaurants, to reduce borrowings under the revolving credit agreement, as well as to repurchase shares of our common stock.
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
          Credit Facility. Our credit facility is comprised of: (i) a $200 million revolving credit facility maturing on January 8, 2008 with a rate of London Interbank Offered Rate (“LIBOR”) plus 2.25% and (ii) a $271 million term loan maturing on January 8, 2011 with a rate of LIBOR plus 1.75%. The credit facility requires the payment of an annual commitment fee based on the unused portion of the credit facility. The annual commitment rate and the credit facility’s interest rates are based on a financial leverage ratio, as defined in the credit agreement. The credit facility may also require prepayments of the term loan based on an excess cash flow calculation as defined in the credit agreement. The Company and certain of its subsidiaries granted liens in substantially all personal property assets and certain real property assets to secure our respective obligations under the credit facility. Additionally, certain of our real and personal property secure other indebtedness of the Company. At October 2, 2005, we had no borrowings under our revolving credit facility and had letters of credit outstanding against our credit facility of $0.3 million.
          Effective October 6, 2005, the Company amended its credit agreement to achieve a 25 basis point reduction in the term loan’s applicable margin, to expand the categories of investments allowable under the credit agreement, and to provide for an aggregate amount of $200 million for the acquisition of our common stock or the potential payment of cash dividends.
          Letter of Credit Agreement. To reduce the Company’s letter of credit fees incurred under the credit facility, the Company entered into a separate cash-collateralized letter of credit agreement. At October 2, 2005, the Company had letters of credit outstanding under this agreement of $40.6 million, which were collateralized by approximately $45.6 million of cash and cash equivalents. Although the Company intends to continue this agreement, it has the ability to terminate the cash-collateralized letter of credit agreement thereby eliminating restrictions on the $45.6 million restricted cash and cash equivalent balance.

          Interest Rate Swaps. To reduce the Company’s exposure to rising interest rates, in March 2005, the Company entered into two interest rate swap agreements that effectively converted $130 million of its variable rate term loan borrowings to a fixed rate basis through March 2008. The agreements have been designated as cash flow hedges under the terms of SFAS 133, Accounting for Derivative Instruments and Hedging Activities. Accordingly, changes in the fair value of the interest rate swap contracts are recorded, net of taxes, as a component of accumulated other comprehensive income in the accompanying condensed consolidated balance sheet as of October 2, 2005. These agreements effectively convert a portion of the Company’s variable rate bank debt to fixed rate bank debt and have an average pay rate of 4.28%, yielding a fixed rate of 6.03% including the term loan’s 1.75% applicable margin.
          Covenants. We are subject to a number of customary covenants under our various credit agreements, including limitations on additional borrowings, acquisitions, loans to franchisees, capital expenditures, lease commitments and dividend payments, and requirements to maintain certain financial ratios, cash flows and net worth. As of October 2, 2005, we were in compliance with all debt covenants.
          Total debt outstanding decreased to $298.0 million at October 2, 2005 from $305.3 million at October 3, 2004, due to scheduled repayments made during the year, including payments made on capital lease obligations.
          Other Transactions. During fiscal year 2005, we exercised our purchase option under certain lease arrangements and purchased approximately 31 Jack in the Box restaurant properties. By year-end, we had subsequently sold and leased back 7 of these properties at more favorable rental rates. We anticipate selling and leasing back the remaining sites during fiscal 2006 which are included in assets held for sale and leaseback at October 2, 2005.
          Sale of Company-Operated Restaurants. During the last three years we have continued our strategy of selectively selling Jack in the Box company-operated restaurants to franchisees, selling 58, 49 and 36 restaurants in 2005, 2004 and 2003, respectively. Proceeds from the sale of company-operated restaurants and collections on notes receivable, primarily related to such sales, were $34.1 million, $43.4 million and $23.8 million, respectively.
          Common Stock Repurchase Programs. In fiscal years 2002, 2004 and 2005 our Board of Directors authorized the repurchase of our outstanding common stock in the open market. Under these authorizations, the Company repurchased 2,578,801, 228,400 and 2,566,053 shares of Jack in the Box common stock at a cost of $92.9 million, $7.1 million and $50.2 million during fiscal years 2005, 2004 and 2003, respectively. On September 15, 2005, the Board of Directors approved an additional $150 million share repurchase program which was not utilized as of October 2, 2005. These stock repurchase programs are intended to increase shareholder value and offset the dilutive effect of stock option exercises.
          Acquisition. On January 21, 2003, we acquired Qdoba, operator and franchisor of Qdoba Mexican Grill, for approximately $45 million in cash. The primary assets acquired include $8.2 million in net property and equipment and other long-term assets, $18.0 million in intangible assets and $23.6 million in goodwill. Qdoba operates in the fast-casual segment of the restaurant industry and, as of October 2, 2005, operated or franchised 250 restaurants in 37 states.

     Contractual Obligations and Commitments. The following is a summary of the Company’s contractual obligations and commercial commitments as of October 2, 2005:

	Payments Due by Period (in thousands)
		Less than			After
	Total	1 year	1-3 years	3-5 years	5 years

Contractual Obligations:
Credit facility term loan (1)	$342,106	$16,944	$33,454	$159,909	$131,799
Revolving credit facility	—	—	—	—	—
Capital lease obligations (1)	37,097	6,685	12,942	5,215	12,255
Other long-term debt obligations (1)	847	367	398	82	—
Operating lease obligations	1,706,014	178,829	325,382	270,267	931,536
Guarantee (2)	982	464	276	242	—

Total contractual obligations	$2,087,046	$203,289	$372,452	$435,715	$1,075,590

Other Commercial Commitments:
Stand-by letters of credit (3)	$40,960	$40,960	$—	$—	$—

(1)	Obligations related to the Company’s credit facility term loan, capital lease obligations, and other long-term debt obligations include interest expense estimated at interest rates in effect on October 2, 2005.

(2)	Consists of a guarantee associated with one Chi-Chi’s property. Due to the bankruptcy of the Chi-Chi’s restaurant chain, previously owned by the Company, we are obligated to perform in accordance with the terms of the guarantee agreement.

(3)	Consists primarily of letters of credit for workers’ compensation and general liability insurance. Letters of credit outstanding against our credit facility totaled $.3 million. Letters of credit outstanding under our cash-collateralized letters of credit agreement totaled $40.6 million and do not impact the borrowing capacity under our credit facility.
     Capital Expenditures. Capital expenditures, including capital lease obligations, were $124.0 million, $130.0 million, and $121.1 million in 2005, 2004 and 2003, respectively. Cash flows used for additions to property and equipment were $123.1 million, $120.1 million, and $111.9 million in 2005, 2004 and 2003, respectively. Fiscal 2005, compared with fiscal 2004, includes higher expenditures for new restaurants and Quick Stuff locations, as well as increases in facility improvements primarily related to brand reinvention. The increase in cash flows utilized in 2004 compared with 2003 is primarily due to expenditures related to the Company’s Innovation Center which opened in March 2004, Jack in the Box restaurant improvements and Qdoba capital expenditures, primarily related to new company-operated restaurants.
     In fiscal year 2006, capital expenditures are expected to be $140 million to $150 million. We plan to open a moderate number of new Jack in the Box restaurants, and under our brand reinvention strategy, plan to upgrade approximately 100 to 150 of our restaurant facilities to create a unique new look for Jack in the Box restaurants at an average cost per restaurant of approximately $100,000.
     Pension Funding. During 2005, we elected to contribute $22.2 million to our qualified defined benefit pension plans from available cash on hand, compared with $30.0 million in 2004 and $4.4 million in 2003. The additional funding contributions in each year were determined based on an annual actuarial review of the plans.
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
     Retirement Benefits — The Company sponsors pension and other retirement plans in various forms covering those employees who meet certain eligibility requirements. Several statistical and other factors which attempt to anticipate future events are used in calculating the expense and liability related to the plans, including assumptions about the discount rate, expected return on plan assets and the rate of increase in compensation levels, as determined by the Company using specified guidelines. In addition, our outside actuarial consultants also use certain statistical factors such as turnover, retirement and mortality rates to estimate the Company’s future benefit obligations. The actuarial assumptions used may differ materially from actual results due to changing market and economic conditions, higher or lower turnover and retirement rates or longer or shorter life spans of participants. These differences may impact the amount of pension expense recorded by the Company. Due principally to decreases in interest rates, the pension expense in fiscal year 2006 is expected to be approximately $4.8 million higher than fiscal year 2005 pension expense.
     Self Insurance — The Company is self-insured for a portion of its current and prior years’ losses related to its workers’ compensation, general liability, automotive, medical, and dental programs. In estimating the Company’s self insurance accruals, we utilize independent actuarial estimates of expected losses, which are based on statistical analyses of historical data. These assumptions are closely monitored and adjusted when warranted by changing circumstances. Should a greater amount of claims occur compared to what was estimated or medical costs increase beyond what was expected, accruals might not be sufficient, and additional expense may be recorded. While medical and dental costs are anticipated to increase very modestly in fiscal year 2006, related to the new health care coverage being offered to all crew members, we expect these cost increases to be offset by savings realized from reduced crew turnover.
     Long-lived Assets — Property, equipment and certain other assets, including amortized intangible assets, are reviewed for impairment when indicators of impairment are present. This review includes a market-level analysis and evaluations of restaurant operating performance from operations and marketing management. When indicators of impairment are present, we perform an impairment analysis on a restaurant-by-restaurant basis. If the sum of undiscounted future cash flows is less than the net carrying value of the asset, we recognize an impairment loss by the amount which the carrying value exceeds the fair value of the asset. Our estimates of future cash flows may differ from actual cash flows due to, among other things, economic conditions or changes in operating performance. In fiscal 2005, we recorded immaterial impairment charges related to certain restaurant closures. During 2005, we noted no other indicators of impairment of our long-lived assets.
     Goodwill and Other Intangibles — We also evaluate goodwill and intangible assets not subject to amortization annually or more frequently if indicators of impairment are present. If the determined fair values of these assets are less than the related carrying amounts, an impairment loss is recognized. The methods we use to estimate fair value include future cash flow assumptions, which may differ from actual cash flows due to, among other things, economic conditions or changes in operating performance. During the fourth quarter, we reviewed the carrying value of our goodwill and indefinite life intangible assets and determined that no impairment existed as of October 2, 2005.
     Allowances for Doubtful Accounts — Our trade receivables consist primarily of amounts due from franchisees for rents on subleased sites, royalties and distribution sales. We also have receivables related to short-term financing provided on the sale of company-operated restaurants to certain qualified franchisees. We continually monitor amounts due from franchisees and maintain an allowance for doubtful accounts for estimated losses resulting from the inability of our franchisees to make required payments. This estimate is based on our assessment of the collectibility of specific franchisee accounts, as well as a general allowance based on historical trends, the financial condition of our franchisees, consideration of the general economy and the aging of such receivables. The Company has good relationships with its franchisees and high collection rates; however, if the future financial condition of our franchisees were to deteriorate, resulting in their inability to make specific required payments, additions to the allowance for doubtful accounts may be required.
     Legal Accruals — The Company is subject to claims and lawsuits in the ordinary course of its business. A determination of the amount accrued, if any, for these contingencies is made after analysis of each matter. We continually evaluate such accruals and may increase or decrease accrued amounts as we deem appropriate.
Future Application of Accounting Principles
     In November 2004, the FASB issued SFAS 151, Inventory Costs. SFAS 151 clarifies the accounting for abnormal amounts of idle facilities expense, freight, handling costs and wasted material. SFAS 151 is effective for inventory costs incurred during fiscal years beginning after June 15, 2005. We expect the adoption of this Statement will not have a material impact on our operating results or financial condition.
     In December 2004, the FASB issued SFAS 123R, Share-Based Payment. SFAS 123R revises SFAS 123, Accounting for Stock-Based Compensation, and generally requires, among other things, that all employee stock-based compensation be measured using a fair value method and that the resulting compensation cost be recognized in the financial statements. SFAS 123R also provides guidance on how to determine the grant-date fair value for awards of equity instruments, as well as alternative methods of adopting its requirements. On April 14, 2005, the Securities and Exchange Commission delayed the effective date of required adoption of SFAS 123R to the first fiscal year beginning after June 15, 2005. We plan to adopt the provisions of SFAS 123R in the first quarter of fiscal year 2006 and expect the impact in fiscal 2006 to be approximately $0.15 per diluted share.
     In March 2005, the FASB issued Interpretation No. 47, Accounting for Conditional Asset Retirement Obligations—an interpretation of FASB Statement No. 143 (“FIN 47”). FIN 47 clarifies the term conditional asset retirement obligation and requires a liability to be recorded if the fair value of the obligation can be reasonably estimated. The types of asset retirement obligations that are covered by FIN 47 are those for which an entity has a legal obligation to perform an asset retirement activity; however the timing and/or method of settling the obligation are conditional on a future event that may or may not be within the control of the entity. FIN 47 also clarifies when an entity would have sufficient information to reasonably estimate the fair value of an asset retirement obligation. FIN 47 is effective for fiscal years ending after December 15, 2005. We expect the adoption of FIN 47 will not have a material impact on our consolidated financial statements.

     In October 2005, the FASB issued Staff Position 13-1, Accounting for Rental Costs Incurred During a Construction Period (“FSP 13-1”). FSP 13-1 is effective for the first fiscal period beginning after December 15, 2005 and requires that rental costs associated with ground or building operating leases that are incurred during a construction period be recognized as rental expense. We expect the adoption of this Staff Position will not have a material impact on our operating results or financial condition.
ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
     Our primary exposure relating to financial instruments is changes in interest rates. The Company uses interest rate swaps agreements to reduce exposure to interest rate fluctuations. At October 2, 2005, the Company had two interest rate swap agreements having an aggregate notional amount of $130 million expiring March 2008. These agreements effectively convert a portion of the Company’s variable rate bank debt to fixed rate debt and have an average pay rate of 4.28%, yielding a fixed rate of 6.03% including the term loan’s applicable margin of 1.75%.
     Our credit facility, which is comprised of a revolving credit facility and a term loan, bears interest at an annual rate equal to the prime rate or the LIBOR plus an applicable margin based on a financial leverage ratio. The majority of the credit facility borrowings are LIBOR-based. As of October 2, 2005, our applicable margins for the LIBOR-based revolving loans and term loan were set at 2.25% and 1.75%, respectively. A hypothetical 100 basis point increase in short-term interest rates, based on the outstanding balance of our revolving credit facility and term loan at October 2, 2005, would result in an estimated increase of $1.4 million in annual interest expense. The estimated increase is based on holding the unhedged portion of bank debt at its October 2, 2005 level.
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
     We are also exposed to the impact of commodity and utility price fluctuations related to unpredictable factors such as weather and various other market conditions outside our control. Our ability to recover increased costs through higher prices is limited by the competitive environment in which we operate. From time-to-time we enter into futures and option contracts to manage these fluctuations. There were no open futures or options contracts at October 2, 2005.
     At October 2, 2005, we had no other material financial instruments subject to significant market exposure other than our company-owned life insurance policies.
ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
     The Consolidated Financial Statements and related financial information required to be filed are indexed on page F-1 and are incorporated herein.
ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
     Not applicable.
ITEM 9A. CONTROLS AND PROCEDURES
Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures.
     Based on an evaluation of the Company’s disclosure controls and procedures (as defined in Rules 13(a) – 15(e) and 15(d) – 15(e) of the Securities Exchange Act of 1934, as amended), as of the end of the Company’s fiscal year ended October 2, 2005, the Company’s Chief Executive Officer and Chief Financial Officer (its principal executive officer and principal financial officer, respectively) have concluded that the Company’s disclosure controls and procedures were effective.
     There have been no significant changes in the Company’s internal controls over financial reporting that occurred during the Company’s fiscal quarter ended October 2, 2005 that have materially affected, or are reasonably likely to materially affect, the Company’s internal controls over financial reporting.

Management’s Report on Internal Control Over Financial Reporting.
     Management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act). The Company’s internal control over financial reporting is designed to provide reasonable assurance to the Company’s management and Board of Directors regarding the preparation and fair presentation of published financial statements.
     Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation.
     Management assessed the effectiveness of the Company’s internal control over financial reporting as of October 2, 2005. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control-Integrated Framework. Management has concluded that, as of October 2, 2005, the Company’s internal control over financial reporting was effective based on these criteria.
     The Company’s independent registered public accounting firm, KPMG LLP, has issued an audit report on our assessment of our internal control over financial reporting, which follows.
Report of Independent Registered Public Accounting Firm.
The Board of Directors and Stockholders
Jack in the Box Inc.:
     We have audited management’s assessment, included in the accompanying Management’s Report on Internal Control Over Financial Reporting, that Jack in the Box Inc. (Jack in the Box) maintained effective internal control over financial reporting as of October 2, 2005, based on criteria established in Internal Control–Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Jack in the Box’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.
     We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.
     A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.
     Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
     In our opinion, management’s assessment that Jack in the Box maintained effective internal control over financial reporting as of October 2, 2005, is fairly stated, in all material respects, based on criteria established in COSO. Also, in our opinion, Jack in the Box maintained, in all material respects, effective internal control over financial reporting as of October 2, 2005, based on criteria established in COSO.
     We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Jack in the Box Inc. and subsidiaries as of October 2, 2005 and October 3, 2004, and the related consolidated statements of earnings, cash flows, and stockholders’ equity, for the fifty-two weeks ended October 2, 2005, fifty-three weeks ended October 3, 2004, and fifty-two weeks ended September 28, 2003.
KPMG LLP
San Diego, California
December 7, 2005

PART III
ITEM 9B. OTHER INFORMATION
     Not applicable.
ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
     That portion of our definitive Proxy Statement appearing under the captions “Election of Directors – Committee of the Board of Directors Member Qualifications” and “Section 16(a) Beneficial Ownership Reporting Compliance” to be filed with the Commission pursuant to Regulation 14A within 120 days after October 2, 2005 and to be used in connection with our 2006 Annual Meeting of Stockholders is hereby incorporated by reference.
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
     The Company has adopted a Code of Ethics which applies to all Jack in the Box Inc. directors, officers and employees, including the Chief Executive Officer, Chief Financial Officer, Controller and all of the financial team. The Code of Ethics is posted on the Company’s website, www.jackinthebox.com (under the “Investors – Code of Conduct” caption.) The Company intends to satisfy the disclosure requirement regarding any amendment to, or waiver of, a provision of the Code of Ethics for the Chief Executive Officer, Chief Financial Officer and Controller or persons performing similar functions, by posting such information on its website.
ITEM 11. EXECUTIVE COMPENSATION
     That portion of our definitive Proxy Statement appearing under the caption “Executive Compensation” to be filed with the Commission pursuant to Regulation 14A within 120 days after October 2, 2005 and to be used in connection with our 2006 Annual Meeting of Stockholders is hereby incorporated by reference.
ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
     That portion of our definitive Proxy Statement appearing under the caption “Security Ownership of Certain Beneficial Owners and Management” to be filed with the Commission pursuant to Regulation 14A within 120 days after October 2, 2005 and to be used in connection with our 2006 Annual Meeting of Stockholders is hereby incorporated by reference. Information regarding equity compensation plans under which Company common stock may be issued as of October 2, 2005 is set forth in Item 5 of this Report.
ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
     That portion of our definitive Proxy Statement appearing under the caption “Certain Transactions,” if any, to be filed with the Commission pursuant to Regulation 14A within 120 days after October 2, 2005 and to be used in connection with our 2006 Annual Meeting of Stockholders is hereby incorporated by reference.
ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES
     That portion of our definitive Proxy Statement appearing under the caption “Independent Registered Public Accountant Fees and Services” to be filed with the Commission pursuant to Regulation 14A within 120 days after October 2, 2005 and to be used in connection with our 2006 Annual Meeting of Stockholders is hereby incorporated by reference.

PART IV
ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES
ITEM 15(a)(1) Financial Statements. See Index to Consolidated Financial Statements on page F-1 of this report.
ITEM 15(a)(2) Financial Statement Schedules. Not applicable.
ITEM 15(a)(3) Exhibits.

Number	Description
3.1	Restated Certificate of Incorporation, as amended(7)

3.2	Amended and Restated Bylaws(17)

3.2(a)	“Emergency” Bylaw Amendment(25) (The bylaw allows special procedures to call, provide notice of, and establish a quorum at meetings of directors should they be needed in the event of an emergency as defined in Delaware Corporate law.)

4.1	Indenture for the 8 3/8% Senior Subordinated Notes due 2008(6) (Instruments with respect to the registrant’s long-term debt not in excess of 10% of the total assets of the registrant and its subsidiaries on a consolidated basis have been omitted. The registrant agrees to furnish supplementally a copy of any such instrument to the Commission upon request.)

4.2	Shareholder Rights Agreement(3)

10.1	Amended and Restated Credit Agreement dated as of January 8, 2004 by and among Jack in the Box Inc. and the lenders named therein(14)

10.1.1	First Amendment dated as of June 18, 2004 to the Amended and Restated Credit Agreement(15)

10.1.2	Second Amendment and Consent dated as of September 24, 2004 to the Amended and Restated Credit Agreement(19)

10.1.3	Third Amendment dated as of January 31, 2005 to the Amended and Restated Credit Agreement(21)

10.1.4	Fourth Amendment dated as of September 30, 2005 to the Amended and Restated Credit Agreement

10.2	Purchase Agreements dated as of January 22, 1987 between Foodmaker, Inc. and FFCA/IIP 1985 Property Company and FFCA/IIP 1986 Property Company(1)

10.3	Land Purchase Agreements dated as of February 18, 1987 by and between Foodmaker, Inc. and FFCA/IPI 1984 Property Company and FFCA/IPI 1985 Property Company and Letter Agreement relating thereto(1)

10.4.1*	Amended and Restated 1992 Employee Stock Incentive Plan(4)

10.4.2*	Jack in the Box Inc. 2002 Stock Incentive Plan(10)

10.5*	Capital Accumulation Plan for Executives(9)

10.5.1*	First Amendment dated as of August 2, 2002 to the Capital Accumulation Plan for Executives(11)

10.6*	Supplemental Executive Retirement Plan(9)

10.6.1*	First Amendment dated as of August 2, 2002 to the Supplemental Executive Retirement Plan(11)

10.7*	Performance Bonus Plan(8)

10.7.1*	Bonus Program for Fiscal 2005 Under the Performance Bonus Plan(21)

10.8*	Deferred Compensation Plan for Non-Management Directors(2)

10.9*	Amended and Restated Non-Employee Director Stock Option Plan(7)

10.10*	Form of Compensation and Benefits Assurance Agreement for Executives(5)

10.11*	Form of Indemnification Agreement between Jack in the Box Inc. and certain officers and directors(11)

10.12	Consent Agreement(11)

10.13*	Executive Deferred Compensation Plan(12)

10.14*	Form of Restricted Stock Award for certain executives(12)

10.14.1*	Form of Restricted Stock Award for certain executives under the 2004 Stock Incentive Plan(23)

10.14(a)	Schedule of Restricted Stock Awards

10.15*	Executive Agreement between Jack in the Box Inc. and Gary J. Beisler, President and Chief Executive Officer of Qdoba Restaurant Corporation(13)

10.16*	Amended and Restated 2004 Stock Incentive Plan(20)

10.17	Form of Stock Option Awards(16)

10.18	Retirement Agreement between Jack in the Box Inc. and John F. Hoffner, Executive Vice President and Chief Financial Officer(18)

10.19	Principal Officer, Terms of Employment(22)

10.20	The Jack in the Box Inc. Non-Employee Director Stock Option Award Agreement under the 2004 Stock Incentive Plan(24)

10.21	Executive Compensation – Base Salaries

23.1	Consent of KPMG LLP, Independent Registered Public Accountants

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Management contract or compensatory plan.

(1)	Previously filed and incorporated herein by reference from registrant’s Registration Statement on Form S-1 (No. 33-10763) filed February 24, 1987.
(2)	Previously filed and incorporated herein by reference from registrant’s Definitive Proxy Statement dated January 17, 1995 for the Annual Meeting of Stockholders on February 17, 1995.
(3)	Previously filed and incorporated by reference from registrant’s Current Report on Form 8-K dated July 26, 1996.
(4)	Previously filed and incorporated herein by reference from registrant’s Registration Statement on Form S-8 (No. 333-26781) filed May 9, 1997.
(5)	Previously filed and incorporated herein by reference from registrant’s Annual Report on Form 10-K for the fiscal year ended September 28, 1997.
(6)	Previously filed and incorporated herein by reference from registrant’s Quarterly Report on Form 10-Q for the quarter ended April 12, 1998.
(7)	Previously filed and incorporated herein by reference from registrant’s Annual Report on Form 10-K for the fiscal year ended October 3, 1999.
(8)	Previously filed and incorporated herein by reference from registrant’s Definitive Proxy Statement dated January 19, 2001 for the Annual Meeting of Stockholders on February 23, 2001.
(9)	Previously filed and incorporated herein by reference from registrant’s Annual Report on Form 10-K for the fiscal year ended September 30, 2001.
(10)	Previously filed and incorporated herein by reference from the registrant’s Definitive Proxy Statement dated January 18, 2002 for the Annual Meeting of Stockholders’ on February 22, 2002.
(11)	Previously filed and incorporated herein by reference from registrant’s Annual Report on Form 10-K for the fiscal year ended September 29, 2002.
(12)	Previously filed and incorporated herein by reference from registrant’s Quarterly Report on Form 10-Q for the quarter ended January 18, 2003.
(13)	Previously filed and incorporated herein by reference from registrant’s Quarterly Report on Form 10-Q for the quarter ended April 11, 2003.
(14)	Previously filed and incorporated herein by reference from the registrant’s Quarterly Report on Form 10-Q for the quarter ended January 18, 2004.
(15)	Previously filed and incorporated herein by reference from the registrant’s Quarterly Report on Form 10-Q for the quarter ended July 4, 2004.
(16)	Previously filed and incorporated herein by reference from the registrant’s Current Report on Form 8-K dated September 10, 2004
(17)	Previously filed and incorporated herein by reference from the registrant’s Current Report on Form 8-K dated October 7, 2004.
(18)	Previously filed and incorporated herein by reference from the registrant’s Current Report on Form 8-K dated November 17, 2004.
(19)	Previously filed and incorporated herein by reference from registrant’s Annual Report on Form 10-K for the fiscal year ended October 3, 2004.
(20)	Previously filed and incorporated herein by reference from the registrant’s Current Report on Form 8-K dated February 24, 2005.
(21)	Previously filed and incorporated herein by reference from the registrant’s Quarterly Report on Form 10-Q for the quarter ended January 23, 2005.
(22)	Previously filed and incorporated herein by reference from the registrant’s Current Report on Form 8-K dated March 14, 2005.
(23)	Previously filed and incorporated herein by reference from the registrant’s Current Report on Form 8-K dated October 24, 2005.
(24)	Previously filed and incorporated herein by reference from the registrant’s Current Report on Form 8-K dated November 10, 2005.
(25)	Previously filed and incorporated herein by reference from the registrant’s Current Report on Form 8-K dated November 10, 2005.

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

Date: December 13, 2005
     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/S/ LINDA A. LANG	Chairman of the Board and Chief Executive	December 13, 2005

Linda A. Lang	Officer (principal executive officer)

/S/ JERRY P. REBEL	Executive Vice President and Chief Financial Officer	December 13, 2005

Jerry P. Rebel	Officer (principal financial officer and principal accounting officer)

/S/ MICHAEL E. ALPERT	Director	December 13, 2005

Michael E. Alpert

/S/ EDWARD W. GIBBONS	Director	December 13, 2005

Edward W. Gibbons

/S/ ANNE B. GUST	Director	December 13, 2005

Anne B. Gust

/S/ ALICE B. HAYES	Director	December 13, 2005

Alice B. Hayes

/S/ MURRAY H. HUTCHISON	Director	December 13, 2005

Murray H. Hutchison

/S/ MICHAEL W. MURPHY	Director	December 13, 2005

Michael W. Murphy

/S/ L. ROBERT PAYNE	Director	December 13, 2005

L. Robert Payne

/S/ DAVID M. TEHLE	Director	December 13, 2005

David M. Tehle

Schedules not filed: All schedules have been omitted as the required information is inapplicable or the information is presented in the consolidated financial statements or related notes.

Report of Independent Registered Public Accounting Firm
The Board of Directors and Stockholders
Jack in the Box Inc.:
We have audited the accompanying consolidated balance sheets of Jack in the Box Inc. and subsidiaries as of October 2, 2005 and October 3, 2004 and the related consolidated statements of earnings, cash flows and stockholders’ equity for the fifty-two weeks ended October 2, 2005, fifty-three weeks ended October 3, 2004, and fifty-two weeks ended September 28, 2003. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.
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
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Jack in the Box Inc. and subsidiaries as of October 2, 2005 and October 3, 2004, and the results of their operations and their cash flows for the fifty-two weeks ended October 2, 2005, fifty-three weeks ended October 3, 2004 and fifty-two weeks ended September 28, 2003, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of the Company’s internal control over financial reporting as of October 2, 2005, based on criteria established in Internal Control–Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated December 7, 2005 expressed an unqualified opinion on management’s assessment of, and the effective operation of, internal control over financial reporting.
KPMG LLP
San Diego, California
December 7, 2005

JACK IN THE BOX INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Dollars in thousands, except per share data)

	October 2,	October 3,
	2005	2004

ASSETS
Current assets:
Cash and cash equivalents (includes restricted cash of approximately $45,580 and $0 at October 2, 2005 and October 3, 2004, respectively)	$103,708	$131,700
Accounts and notes receivable, net	21,227	20,928
Inventories	40,007	34,043
Prepaid expenses and other current assets	24,945	21,694
Deferred income tax asset	38,340	36,706
Assets held for sale and leaseback	55,743	34,408

Total current assets	283,970	279,479

Property and equipment, at cost:
Land	96,544	97,594
Buildings	702,634	661,364
Restaurant and other equipment	566,976	547,342
Construction in progress	57,394	47,840

	1,423,548	1,354,140
Less accumulated depreciation and amortization	545,563	491,530

Property and equipment, net	877,985	862,610

Intangible assets, net	22,093	23,265
Goodwill	92,187	90,218
Other assets, net	61,751	69,094

	$1,337,986	$1,324,666

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current maturities of long-term debt	$7,788	$8,203
Accounts payable	56,064	53,503
Accrued liabilities	211,438	216,587

Total current liabilities	275,290	278,293

Long-term debt, net of current maturities	290,213	297,092

Other long-term liabilities	148,251	117,396

Deferred income taxes	58,860	78,486

Stockholders’ equity:
Preferred stock $.01 par value, 15,000,000 shares authorized, 0 issued	—	—
Common stock $.01 par value, 75,000,000 shares authorized, 45,391,851 and 43,846,512 issued, respectively	454	438
Capital in excess of par value	380,161	338,326
Retained earnings	447,015	355,478
Accumulated other comprehensive loss, net	(29,563)	(1,254)
Unearned compensation	(8,233)	(7,988)
Treasury stock, at cost, 9,752,028 and 7,173,227 shares, respectively	(224,462)	(131,601)

Total stockholders’ equity	565,372	553,399

	$1,337,986	$1,324,666

See accompanying notes to consolidated financial statements.

JACK IN THE BOX INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF EARNINGS
(In thousands, except per share data)

	Fiscal Year
	2005	2004	2003

Revenues:
Restaurant sales	$2,045,400	$2,033,482	$1,864,180
Distribution and other sales	348,482	197,762	108,738
Franchise rents and royalties	80,390	66,653	54,371
Other	32,966	24,467	31,001

	2,507,238	2,322,364	2,058,290

Costs of revenues:
Restaurant costs of sales	646,705	630,942	573,751
Restaurant operating costs	1,052,262	1,056,156	989,981
Costs of distribution and other sales	343,836	194,251	106,003
Franchised restaurant costs	35,318	31,936	25,974

	2,078,121	1,913,285	1,695,709

Selling, general and administrative	273,821	264,257	228,141

Earnings from operations	155,296	144,822	134,440

Interest expense	17,092	27,318	24,838

Earnings before income taxes	138,204	117,504	109,602

Income taxes	46,667	42,820	39,518

Net earnings	$91,537	$74,684	$70,084

Net earnings per share:
Basic	$2.57	$2.06	$1.92
Diluted	$2.48	$2.02	$1.90

Weighted-average shares outstanding:
Basic	35,625	36,237	36,473
Diluted	36,938	36,961	36,968
See accompanying notes to consolidated financial statements.

JACK IN THE BOX INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in thousands)

	Fiscal Year
	2005	2004	2003

Cash flows from operating activities:
Net earnings	$91,537	$74,684	$70,084
Non-cash items included in operations:
Depreciation and amortization	86,156	84,446	76,105
Deferred finance cost amortization	982	1,456	2,849
Deferred income taxes, excluding the effect of the Qdoba acquisition in 2003	(3,237)	4,023	13,734
Amortization of unearned compensation expense	1,396	584	497
Loss on early retirement of debt	—	9,180	—
Impairment charges and other	3,565	933	—
Tax benefit associated with exercise of stock options	9,771	2,867	188
Pension contributions	(23,506)	(31,214)	(5,416)
Gains on the sale of company-operated restaurants	(23,334)	(17,918)	(26,562)
Changes in assets and liabilities, excluding the effect of the Qdoba acquisition in 2003:
Decrease (increase) in receivables	162	(6,720)	(624)
Increase in inventories	(5,964)	(2,344)	(1,573)
Decrease (increase) in prepaid expenses and other current assets	(4,935)	(637)	897
Increase (decrease) in accounts payable	2,561	2,695	(9,890)
Increase in other liabilities	19,052	47,616	27,523

Cash flows provided by operating activities	154,206	169,651	147,812

Cash flows from investing activities:
Purchase of property and equipment	(123,109)	(120,065)	(111,872)
Purchase of Qdoba, net of $2,856 cash acquired	—	—	(42,606)
Proceeds from the sale of property and equipment	12,521	10,671	27,198
Proceeds from the sale of company-operated restaurants	33,210	21,486	3,740
Proceeds from (purchase of) assets held for sale and leaseback, net	(21,000)	11,269	(22,642)
Collections on notes receivable	895	21,911	20,092
Purchase of investments and change in cash surrender value, net	(10,411)	(9,283)	(6,760)
Other	(2,944)	16,768	(401)

Cash flows used in investing activities	(110,838)	(47,243)	(133,251)

Cash flows from financing activities:
Borrowings under revolving bank loans	—	45,000	510,500
Principal payments under revolving bank loans	—	(45,000)	(544,500)
Proceeds from issuance of debt	—	275,000	151,450
Principal payments on debt	(8,205)	(282,772)	(57,632)
Debt issuance and debt repayment costs	(343)	(7,103)	(7,843)
Repurchase of common stock	(92,861)	(7,138)	(50,157)
Proceeds from issuance of common stock	30,049	8,943	363

Cash flows provided by (used in) financing activities	(71,360)	(13,070)	2,181

Net increase (decrease) in cash and cash equivalents	$(27,992)	$109,338	$16,742

See accompanying notes to consolidated financial statements.

JACK IN THE BOX INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(Dollars in thousands)

					Accumulated
	Common stock		Capital in		other
	Number		excess of	Retained	comprehensive	Unearned	Treasury
	of shares	Amount	par value	earnings	loss	compensation	stock	Total
Balance at September 29, 2002	42,936,810	$429	$319,810	$210,710	$(8,882)	$—	$(74,306)	$447,761

Shares issued under stock plans, net of tax benefit	294,602	3	5,700	—	—	(5,152)	—	551

Amortization of unearned compensation	—	—	—	—	—	497	—	497

Purchase of treasury stock	—	—	—	—	—	—	(50,157)	(50,157)

Comprehensive income (loss):
Net earnings	—	—	—	70,084	—	—	—	70,084
Additional minimum pension liability, net of taxes	—	—	—	—	(18,302)	—	—	(18,302)

Total comprehensive income (loss)	—	—	—	70,084	(18,302)	—	—	51,782

Balance at September 28, 2003	43,231,412	432	325,510	280,794	(27,184)	(4,655)	(124,463)	450,434

Shares issued under stock plans, net of tax benefit	615,100	6	12,816	—	—	(3,917)	—	8,905

Amortization of unearned compensation	—	—	—	—	—	584	—	584

Purchase of treasury stock	—	—	—	—	—	—	(7,138)	(7,138)

Comprehensive income:
Net earnings	—	—	—	74,684	—	—	—	74,684
Additional minimum pension liability, net of taxes	—	—	—	—	25,930	—	—	25,930

Total comprehensive income	—	—	—	74,684	25,930	—	—	100,614

Balance at October 3, 2004	43,846,512	438	338,326	355,478	(1,254)	(7,988)	(131,601)	553,399

Shares issued under stock plans, net of tax benefit	1,545,339	16	41,835	—	—	(2,031)	—	39,820

Amortization of unearned compensation, forfeitures and change in value of common stock	—	—	—	—	—	1,786	—	1,786

Purchase of treasury stock	—	—	—	—	—	—	(92,861)	(92,861)

Comprehensive income (loss):
Net earnings	—	—	—	91,537	—	—	—	91,537
Gains on interest rate swaps, net of taxes	—	—	—	—	417	—	—	417
Additional minimum pension liability, net of taxes	—	—	—	—	(28,726)	—	—	(28,726)

Total comprehensive income (loss)	—	—	—	91,537	(28,309)	—	—	63,228

Balance at October 2, 2005	45,391,851	$454	$380,161	$447,015	$(29,563)	$(8,233)	$(224,462)	$565,372

See accompanying notes to consolidated financial statements.

JACK IN THE BOX INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except per share data)
1.	ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of operations — Jack in the Box Inc. (the “Company”) operates and franchises Jack in the Box quick-service restaurants and Qdoba Mexican Grill fast-casual restaurants.

Basis of presentation and fiscal year — The consolidated financial statements include the accounts of the Company, its wholly-owned subsidiaries and the accounts of any variable interest entities where we are deemed the primary beneficiary. All significant intercompany transactions are eliminated. Certain prior year amounts in the consolidated financial statements have been reclassified to conform to the fiscal 2005 presentation. Our fiscal year is 52 or 53 weeks ending the Sunday closest to September 30. Fiscal years 2005 and 2003 include 52 weeks, and fiscal year 2004 includes 53 weeks.

Financial instruments — The fair values of cash and cash equivalents, accounts and notes receivable, accounts payable and accrued liabilities approximate the carrying amounts due to their short maturities. Company-owned life insurance (“COLI”) policies, included in other assets, are recorded at their cash surrender values. The fair values of each of our long-term debt instruments are based on quoted market values, where available, or on the amount of future cash flows associated with each instrument, discounted using our current borrowing rate for similar debt instruments of comparable maturity. The estimated fair values of our long-term debt at October 2, 2005 and October 3, 2004 approximate their carrying values.

From time-to-time, we use commodity derivatives to reduce the risk of price fluctuations related to raw material requirements for commodities such as beef and pork, and utility derivatives to reduce the risk of price fluctuations related to natural gas. We also use interest rate swap agreements to manage interest rate exposure. We do not speculate using derivative instruments, and we purchase derivative instruments only for the purpose of risk management.

All derivatives are recognized on the consolidated balance sheets at fair value based upon quoted market prices. Changes in the fair values of derivatives are recorded in earnings or other comprehensive income, based on whether the instrument is designated as a hedge transaction. Gains or losses on derivative instruments reported in other comprehensive income are classified to earnings in the period the hedged item affects earnings. If the underlying hedge transaction ceases to exist, any associated amounts reported in other comprehensive income are reclassified to earnings at that time. Any ineffectiveness is recognized in earnings in the current period. At October 2, 2005, we had two interest rate swaps in effect and no outstanding commodity or utility derivatives. Refer to Note 4, Long-Term Debt, for additional discussion regarding our interest rate swaps.

At October 2, 2005 and October 3, 2004, we had no material financial instruments subject to significant market exposure other than the COLI policies discussed above.

Cash and cash equivalents — We invest cash in excess of operating requirements in short-term, highly liquid investments with original maturities of three months or less, which are considered cash equivalents. We have restricted cash and cash equivalents of approximately $45,580. Refer to Note 4, Long-Term Debt, for additional discussion regarding our restricted cash.

Inventories are valued at the lower of cost or market on a first-in, first-out basis.

Assets held for sale and leaseback primarily represent the costs for new sites that we plan to sell and lease back when construction is completed. Gains or losses realized on the sale-leaseback transactions are deferred and amortized to income over the lease terms. The leases are classified in accordance with Statement of Financial Accounting Standards (“SFAS”) 13, Accounting for Leases, and SFAS 98, Accounting for Leases. During 2005 and 2004, we exercised our purchase option under certain lease arrangement. We intend to sell and lease back these properties at more favorable rental rates and as such, these sites are included in assets held for sale and leaseback at October 2, 2005 and October 3, 2004.

Property and equipment, at cost — Expenditures for new facilities and equipment, and those that substantially increase the useful lives of the property, are capitalized. Facilities leased under capital leases are stated at the present value of minimum lease payments at the beginning of the lease term, not to exceed fair value. Maintenance and repairs are expensed as incurred. When properties are retired or otherwise disposed of, the related cost and accumulated depreciation are removed from the accounts, and gains or losses on the dispositions are reflected in results of operations.

JACK IN THE BOX INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except per share data)
(continued)
1.	ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Buildings, equipment, and leasehold improvements are generally depreciated using the straight-line method based on the estimated useful lives of the assets, or over the initial lease term for certain leased properties (buildings and improvements range from 15 to 35 years; and equipment from 3 to 35 years). In certain situations, one or more option periods may be used in determining the depreciable life of certain leased properties, if we deem that an economic penalty will be incurred. In either circumstance, the Company’s policy requires lease term consistency when calculating the depreciation period, in classifying the lease and in computing straight-line rent expense.

Other assets primarily include lease acquisition costs, acquired franchise contract costs, deferred finance costs and COLI policies. Lease acquisition costs primarily represent the fair values of acquired lease contracts having contractual rents lower than fair market rents, and are amortized on a straight-line basis over the remaining initial lease term. Acquired franchise contract costs, which represent the acquired value of franchise contracts, are amortized over the term of the franchise agreements based on the projected royalty revenue stream. Deferred finance costs are amortized using the effective-interest method over the terms of the respective loan agreements, from 4 to 7 years. COLI policies are recorded at their cash surrender values in other assets, net, while changes in cash surrender value are included in selling, general and administrative expenses. We purchase COLI policies to offset a portion of our obligations under our non-qualified deferred compensation and defined benefit pension plans. Refer to Note 8, Retirement and Savings Plans, for additional discussion regarding certain restrictions related to the COLI policies.

Impairment of long-lived assets — Property, equipment and certain other assets, including amortized intangible assets, are reviewed for impairment when indicators of impairment are present. Impairment is recognized when the undiscounted future cash flows estimated to be generated by those assets are less than the assets’ carrying amount. Long-lived assets that are held for disposal are reported at the lower of their carrying value or fair value, less estimated costs to sell. In addition, goodwill and intangible assets not subject to amortization are evaluated for impairment annually, or more frequently if indicators of impairment are present. If the estimated fair values of these assets are less than the related carrying amounts, an impairment loss is recognized. We performed our annual impairment tests in the fourth quarter of fiscal years 2005 and 2004, and determined these assets were not impaired at October 2, 2005 and October 3, 2004.

Preopening costs associated with the opening of a new restaurant consist primarily of employee training costs and are expensed as incurred.

Restaurant closure costs — All costs associated with exit or disposal activities are recognized when they are incurred. Prior to December 31, 2002, we charged costs associated with restaurant closures to operations when management committed to closing a restaurant. Restaurant closure costs, which are included in selling, general and administrative expenses, consist of future lease commitments, net of anticipated sublease rentals, and expected ancillary costs.

Self-insurance — We are self-insured for a portion of our workers’ compensation, general liability, automotive, and employee medical and dental claims. We utilize a paid loss plan for our workers’ compensation, general liability and automotive programs, which have predetermined loss limits per occurrence and in the aggregate. We establish our insurance liability and reserves using independent actuarial estimates of expected losses for determining reported claims and as the basis for estimating claims incurred but not reported.

JACK IN THE BOX INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except per share data)
(continued)
1.	ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Franchise operations — Franchise arrangements generally provide for initial franchise fees and continuing payments to us based on a percentage of sales. Among other things, a franchisee may be provided the use of land and building, generally for a period of 20 years, and is required to pay negotiated rent, property taxes, insurance and maintenance. Franchise fees are recorded as revenue when we have substantially performed all of our contractual obligations. Expenses associated with the issuance of the franchise are expensed as incurred. Franchise royalties are recorded in income on an accrual basis. Certain franchise rents, which are contingent upon sales levels, are recognized in the period in which the contingency is met. Gains on the sale of restaurant businesses to franchisees are recorded as other revenue when the sales are consummated and certain other revenue recognition criteria are met.

Advertising costs — We maintain marketing funds which include contributions of approximately 5% and 1% of sales at all company-operated Jack in the Box and Qdoba restaurants, respectively, as well as contractual marketing fees paid monthly by franchisees. Production costs of commercials, programming and other marketing activities are charged to the marketing funds when the advertising is first used, and the costs of advertising are charged to operations as incurred. Our contributions to the marketing funds and other marketing expenses, which are included in selling, general, and administrative expenses in the accompanying consolidated statements of earnings, were $104,605, $103,721 and $94,807 in 2005, 2004 and 2003, respectively.

Variable interest entities — In January 2003, the Financial Accounting Standards Board (“FASB”) issued Interpretation No. 46R, Consolidation of Variable Interest Entities (“FIN 46R”). FIN 46R requires the primary beneficiary of a variable interest entity to consolidate that entity. The primary beneficiary of a variable interest entity is the party that absorbs a majority of the variable interest entity’s expected losses, receives a majority of the entity’s expected residual returns, or both, as a result of ownership, contractual or other financial interests in the entity.

The primary entities we possess a variable interest in are franchise entities which operate our franchised restaurants. We do not possess any ownership interests in our franchisees and we do not generally provide financial support to our franchisees. We have reviewed these franchise entities and determined that the Company is not the primary beneficiary of the entities and therefore, these entities have not been consolidated.

We use two advertising funds to administer our advertising programs. These funds are consolidated into the Company’s financial statements as they are deemed to be variable interest entities for which the Company is the primary beneficiary. Contributions to these funds are designated for advertising, and the Company administers the funds’ contributions. In accordance with SFAS 45, Accounting for Franchise Fee Revenue, contributions from franchisees, when received, are recorded as offsets to the Company’s reported advertising expense in its consolidated statements of earnings.

Income taxes — Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases, as well as tax loss and credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled.

Net earnings per share — Basic net earnings per share is computed using the weighted-average shares outstanding during the period. Diluted net earnings per share is computed using the dilutive effect of including stock options and restricted stock in the calculation of weighted-average shares outstanding.

Segment reporting — An operating segment is defined as a component of an enterprise that engages in business activities from which it may earn revenues and incur expenses, and about which separate financial information is regularly evaluated by chief operating decision makers in deciding how to allocate resources. Similar operating segments can be aggregated into a single operating segment if the businesses are similar. Jack in the Box Inc. operates its business in two operating segments, Jack in the Box and Qdoba.

Restricted stock — Restricted stock awards are recognized as unearned compensation in stockholders’ equity based upon the fair value of the Company’s common stock on the award date. Unearned compensation is amortized to compensation expense over the estimated vesting period.

JACK IN THE BOX INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except per share data)
(continued)
1.	ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Stock options — Stock awards are accounted for under Accounting Principles Board (“APB”) Opinion 25, Accounting for Stock Issued to Employees, using the intrinsic method, whereby compensation expense is recognized for the excess, if any, of the quoted market price of the Company’s stock at the date of grant over the exercise price. Our policy is to grant stock options at fair value at the date of grant. Had compensation expense been recognized for our stock-based compensation plans by applying the fair value recognition provisions of SFAS 123, Accounting for Stock-Based Compensation, we would have recorded net earnings and earnings per share amounts as follows:

	2005	2004	2003

Net earnings, as reported	$91,537	$74,684	$70,084
Add: Stock-based employee compensation included in reported net income, net of taxes	880	371	318
Deduct: Total stock-based employee compensation expense determined under fair-value-based method for all awards, net of taxes	(7,693)	(6,171)	(5,126)

Pro forma net earnings	$84,724	$68,884	$65,276

Net earnings per share:
Basic – as reported	$2.57	$2.06	$1.92
Basic – pro forma	$2.38	$1.90	$1.79

Diluted – as reported	$2.48	$2.02	$1.90
Diluted – pro forma	$2.29	$1.86	$1.77
For the pro forma disclosures, the estimated fair values of the options were amortized on a straight-line basis over their vesting periods of up to five years. Refer to Note 10, Stock-Based Employee Compensation, for information regarding the assumptions used by the Company in valuing its stock options.

In December 2004, the FASB issued SFAS 123R, Share-Based Payment, which revises SFAS 123, Accounting for Stock-Based Compensation, and generally requires, among other things, that all employee stock-based compensation be measured using a fair-value method and that the resulting compensation cost be recognized in the financial statements. SFAS 123R also provides guidance on how to determine the grant-date fair value for awards of equity instruments, as well as alternative methods of adopting its requirements. SFAS 123R is effective at the beginning of the first annual period after June 15, 2005. We plan to adopt the provisions of SFAS 123R in the first quarter of fiscal year 2006 and expect the impact in fiscal 2006 to be approximately $0.15 per diluted share.

Estimations — In preparing the consolidated financial statements in conformity with U.S. generally accepted accounting principles, management is required to make certain assumptions and estimates that affect reported amounts of assets, liabilities, revenues, expenses and the disclosure of contingencies. In making these assumptions and estimates, management may from time to time seek advice from, and consider information provided by, actuaries and other experts in a particular area. Actual amounts could differ materially from these estimates.

JACK IN THE BOX INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except per share data)
(continued)
2. QDOBA ACQUISITION
On January 21, 2003, we acquired 100% of the outstanding stock of Qdoba, operator and franchisor of Qdoba Mexican Grill®, for approximately $45,000 in cash. Qdoba’s results of operations have been included since the date of acquisition. Had the acquisition been completed as of the beginning of fiscal year 2003, we would have reported the following pro forma amounts:

2003

Total revenues	$2,066,398
Net earnings	69,563

Net earnings per share – basic	$1.91
Net earnings per share – diluted	$1.88
The pro forma results include interest expense on our credit facility, which was used to finance the acquisition. The pro forma amounts are not necessarily indicative of the results that would have resulted had the acquisition occurred at the beginning of the periods presented; nor is it necessarily indicative of anticipated future results.

3.	INTANGIBLE ASSETS

Intangible assets consist of the following as of October 2, 2005 and October 3, 2004:

	2005	2004

Amortized intangible assets:
Gross carrying amount	$60,181	$60,550
Less accumulated amortization	(46,888)	(46,085)

Net carrying amount	$13,293	$14,465

Unamortized intangible assets:
Goodwill	$92,187	$90,218
Trademark	8,800	8,800

	$100,987	$99,018

Amortized intangible assets include lease acquisition costs and acquired franchise contracts. The weighted-average life of the amortized intangible assets is approximately 26 years. Total amortization expense related to intangible assets was $1,173, $1,260 and $1,321 in fiscal years 2005, 2004 and 2003, respectively. The estimated amortization expense for each year from fiscal year 2006 through 2010 is $1,007, $940, $825, $761 and $749, respectively.
There were no changes to goodwill during fiscal year 2004. The changes in the carrying amount of goodwill during fiscal year 2005 were as follows:

	Jack in the Box	Qdoba	Total

Balance at October 3, 2004	$66,601	$23,617	$90,218
Goodwill acquired	1,267	702	1,969

Balance at October 2, 2005	$67,868	$24,319	$92,187

During fiscal year 2005, aggregate goodwill of $1,969 was recorded in connection with the acquisition of one Jack in the Box franchised restaurant and three Qdoba franchised restaurants.

JACK IN THE BOX INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except per share data)
(continued)
4.	LONG-TERM DEBT

	2005	2004

The detail of long-term debt at each year-end follows:
Term loan, replaced during fiscal year 2004, variable interest rate based on an applicable margin plus LIBOR, 5.26% at October 2, 2005, quarterly payments of $688 through January 29, 2010 and subsequent quarterly payments of $64,625 through January 8, 2011	$270,875	$273,625
Secured notes, 11.5% interest, repaid during fiscal year 2005	—	713
Capitalized lease obligations, 7.97% average interest rate	26,315	29,815
Other notes, principally unsecured, 10% average interest rate	811	1,142

	298,001	305,295
Less current portion	7,788	8,203

	$290,213	$297,092

Credit facility — Our credit facility is comprised of: (i) a $200,000 revolving credit facility maturing on January 8, 2008 with a rate of London Interbank Offered Rate (“LIBOR”) plus 2.25% and (ii) a $270,875 term loan maturing on January 8, 2011 with a rate of LIBOR plus 1.75%. The credit facility requires the payment of an annual commitment fee based on the unused portion of the credit facility. The annual commitment rate and the credit facility’s interest rates are based on a financial leverage ratio, as defined in the credit agreement. The credit facility may also require prepayments of the term loan based on an excess cash flow calculation as defined in the credit agreement. The Company and certain of its subsidiaries granted liens in substantially all personal property assets and certain real property assets to secure our respective obligations under the credit facility. Additionally, certain of our real and personal property secure other indebtedness of the Company. At October 2, 2005, we had no borrowings under our revolving credit facility and had letters of credit outstanding against our credit facility of $313.

Effective October 6, 2005, we amended our credit agreement to achieve a 25 basis point reduction in the term loan’s applicable margin, to expand the categories of investments allowable under the credit agreement, and to provide for an aggregate amount of $200,000 for the acquisition of our common stock or the potential payment of cash dividends.

Letter of credit agreement — To reduce our letter of credit fees incurred under the credit facility, we entered into a separate cash-collateralized letter of credit agreement. At October 2, 2005, we had letters of credit outstanding under this agreement of $40,647, which were collateralized by approximately $45,580 of cash and cash equivalents. Although we intend to continue this agreement, we have the ability to terminate the cash-collateralized letter of credit agreement thereby eliminating restrictions on the $45,580 restricted cash and cash equivalent balance.

Interest rate swaps — We are exposed to interest rate volatility with regard to existing variable rate debt. To reduce our exposure to rising interest rates, in March 2005, we entered into two interest rate swap agreements that effectively converted $130,000 of our variable rate term loan borrowings to a fixed rate basis through March 2008. The agreements have been designated as cash flow hedges under the terms of SFAS 133, Accounting for Derivative Instruments and Hedging Activities, with effectiveness assessed based on changes in the present value of interest payments on the term loan. There was no hedge ineffectiveness in 2005. Accordingly, changes in the fair value of the interest rate swap contracts were recorded, net of taxes, as a component of accumulated other comprehensive income in the accompanying consolidated balance sheet as of October 2, 2005.

Covenants — We are subject to a number of customary covenants under our various credit agreements, including limitations on additional borrowings, acquisitions, loans to franchisees, capital expenditures, lease commitments and dividend payments, and requirements to maintain certain financial ratios, cash flows and net worth. As of October 2, 2005, we were in compliance with all debt covenants.

Aggregate maturities on all long-term debt are $7,788, $7,939, $7,880, $4,726 and $4,046 for the years 2006 through 2010, respectively.

We capitalize interest in connection with the construction of our restaurants and other facilities. Interest capitalized in 2005, 2004 and 2003 was $1,052, $1,997 and $1,130, respectively. Capitalized interest in 2004 and 2003 includes dollars associated with the construction of our Innovation Center.

JACK IN THE BOX INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except per share data)
(continued)
5.	LEASES

As lessee — We lease restaurants and other facilities, which generally have renewal clauses of 5 to 20 years exercisable at our option. In some instances, our leases have provisions for contingent rentals based upon a percentage of defined revenues. Many of our leases also have rent escalation clauses and require the payment of property taxes, insurance and maintenance costs. We also lease certain restaurant, office and warehouse equipment, as well as various transportation equipment. Minimum rental obligations are accounted for on a straight-line basis over the term of the initial lease. Total rent expense was as follows:

	2005	2004	2003

Minimum rentals	$184,169	$178,937	$167,109
Contingent rentals	3,157	5,250	6,029

	187,326	184,187	173,138
Less sublease rentals	(26,086)	(22,060)	(17,744)

	$161,240	$162,127	$155,394

During fiscal year 2005, we exercised our purchase option under certain lease arrangements and purchased approximately 31 Jack in the Box restaurant properties. By year-end, we had subsequently sold and leased back 7 of these properties at more favorable rental rates. We anticipate selling and leasing back the remaining sites during fiscal 2006, which are included in assets held for sale and leaseback at October 2, 2005.
Future minimum lease payments under capital and operating leases are as follows:

Fiscal	Capital	Operating
year	leases	leases

2006	$6,685	$178,829
2007	6,654	168,526
2008	6,288	156,856
2009	2,977	141,709
2010	2,238	128,558
Thereafter	12,255	931,536

Total minimum lease payments	37,097	$1,706,014

Less amount representing interest, 7.97% average interest rate	(10,782)

Present value of obligations under capital leases	26,315
Less current portion	(4,695)

Long-term capital lease obligations	$21,620

Future minimum sublease rents of $494,285 are expected to be recovered under our operating subleases. Assets recorded under capital leases are included in property and equipment and consisted of the following at each year-end:

	2005	2004

Buildings	$23,072	$22,161
Restaurant equipment	18,289	18,289

	41,361	40,450
Less accumulated amortization	(19,255)	(14,452)

	$22,106	$25,998

Amortization of assets under capital leases is included in depreciation and amortization expense.

JACK IN THE BOX INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except per share data)
(continued)
5.	LEASES (continued)

As lessor — We lease or sublease restaurants to certain franchisees and others under agreements that generally provide for the payment of percentage rentals in excess of stipulated minimum rentals, usually for a period of 20 years. Total rental revenue was $45,734, $39,906 and $32,749, including contingent rentals of $10,280, $10,290 and $9,319, in 2005, 2004 and 2003, respectively.

The minimum rents receivable expected to be received under these non-cancelable leases, excluding contingent rentals, are as follows:

Fiscal	Direct financing	Operating
year	lease	leases

2006	$442	$39,275
2007	442	37,180
2008	442	34,956
2009	442	32,877
2010	442	31,254
Thereafter	5,393	346,804

Total minimum future rentals	7,603	$522,346

Less amount representing unearned income	(7,126)

Net investment (included in other assets)	$477

Land, building and equipment assets held for lease were $78,580 and $66,366, net of accumulated depreciation of $48,697 and $38,694, as of October 2, 2005 and October 3, 2004, respectively.

6.	RESTAURANT CLOSING, IMPAIRMENT CHARGES AND OTHER

In fiscal 2005 and 2004, we recorded immaterial impairment charges related to the closure of certain company-operated restaurants. Furthermore, in the fourth quarter of fiscal 2005, we incurred costs of approximately $3,000 related to the cancellation of the Company’s test of a fast-casual concept called JBX Grill. These charges have been included in selling, general and administrative expenses in the consolidated statements of earnings.

Total accrued restaurant closing costs, included in accrued expenses and other long-term liabilities, were $5,495 and $6,321 as of October 2, 2005 and October 3, 2004, respectively. In fiscal years 2005, 2004 and 2003, lease exit costs of $143, $287 and $1,516, respectively, were charged to operations, resulting from revisions to certain sublease assumptions, and cash payments of $969, $977 and $1,470, respectively, were applied against the restaurant closing costs accrual.

7.	INCOME TAXES

The fiscal year income taxes consist of the following:

	2005	2004	2003

Federal – current	$44,007	$33,082	$21,137
– deferred	(18,191)	17,986	3,876
State – current	5,897	5,715	4,647
– deferred	(3,069)	2,546	(1,794)

Subtotal	28,644	59,329	27,866
Income tax expense (benefit) related to additional minimum pension liability and interest rate swaps	18,023	(16,509)	11,652

Income taxes	$46,667	$42,820	$39,518

JACK IN THE BOX INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except per share data)
(continued)
7.	INCOME TAXES (continued)

A reconciliation of the federal statutory income tax rate to our effective tax rate is as follows:

	2005	2004	2003

Computed at federal statutory rate	35.0%	35.0%	35.0%
State income taxes, net of federal tax benefit	3.0	3.2	2.8
Benefit of jobs tax credits	(1.4)	(1.2)	(1.3)
Adjustment to estimated tax accruals	(2.7)	—	(.6)
Other, net	(0.1)	(.6)	.2

	33.8%	36.4%	36.1%

In 2005, the favorable tax rate related primarily to the resolution of a prior year’s tax position and to certain tax planning strategies. The lower rates in 2004 and 2003 resulted from additional tax credits obtained as well as favorable resolutions of long-standing tax matters.
     The tax effects of temporary differences that give rise to significant portions of deferred tax assets and deferred tax liabilities at each year-     end are presented below:

	2005	2004

Deferred tax assets:
Accrued pension and post retirement benefits	$29,351	$11,478
Accrued insurance	17,937	17,140
Accrued vacation pay expense	12,458	12,282
Deferred income	5,643	11,067
Other reserves and allowances	7,213	8,707
Tax loss and tax credit carryforwards	2,571	251
Other, net	16,038	10,225

Total gross deferred tax assets	91,211	71,150
Valuation allowance	(2,320)	—

Total net deferred tax assets	88,891	71,150

Deferred tax liabilities:
Property and equipment, principally due to differences in depreciation	87,899	92,971
Intangible assets	21,512	19,959

Total gross deferred tax liabilities	109,411	112,930

Net deferred tax liabilities	$20,520	$41,780

At October 2, 2005 and October 3, 2004, current deferred tax assets of $38,340 and $36,706, respectively, are included in other current assets, and non-current deferred tax liabilities of $58,860 and $78,486, respectively, are included in other non-current liabilities.

Deferred tax assets at October 2, 2005 include state net operating loss carryforwards of approximately $39,600 expiring at various times between 2010 and 2025. At October 2, 2005, the Company recorded a valuation allowance of $2,320 related to these state net operating losses. The Company believes that it is more likely than not that these loss carry forwards will not be realized. Management believes that the remaining deferred tax assets will be realized through future taxable income or alternative tax strategies.

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

We use a June 30 measurement date for our defined benefit pension plans. The following table provides a reconciliation, as of June 30, 2005 and June 30, 2004, of the changes in benefit obligations, plans assets and funded status of our qualified and non-qualified plans.

	Qualified plans		Non—qualified plan
	2005	2004	2005	2004

Change in benefit obligation:
Benefit obligation at beginning of year	$151,334	$139,595	$30,878	$31,663
Service cost	8,393	8,170	644	536
Interest cost	10,053	8,943	2,043	1,941
Actuarial (gain) loss	43,486	(2,851)	4,919	(2,093)
Benefits paid	(2,903)	(2,523)	(1,306)	(1,214)
Plan amendment and other	—	—	366	45

Benefit obligation at end of year	$210,363	$151,334	$37,544	$30,878

Change in plan assets:
Fair value of plan assets at beginning of year	$127,016	$84,928	$—	$—
Actual return on plan assets	12,615	14,611	—	—
Employer contributions	22,200	30,000	1,306	1,214
Benefits paid	(2,903)	(2,523)	(1,306)	(1,214)

Fair value of plan assets at end of year	$158,928	$127,016	$—	$—

Reconciliation of funded status:
Funded status	$(51,435)	$(24,318)	$(37,544)	$(30,878)
Unrecognized net loss	81,608	45,370	10,370	5,894
Unrecognized prior service cost	708	832	4,492	4,873

Net amount recognized	$30,881	$21,884	$(22,682)	$(20,111)

Amounts recognized in the statement of financial position consist of:
Accrued benefit liability	$(16,701)	$—	$(34,100)	$(27,037)
Prepaid benefit cost	4,733	21,884	—	—
Accumulated other comprehensive loss	42,141	—	6,926	2,053
Intangible assets	708	—	4,492	4,873

Net asset (liability) recognized	$30,881	$21,884	$(22,682)	$(20,111)

A minimum pension liability adjustment is required when the accumulated benefit obligation exceeds the fair value of plan assets and accrued benefit liabilities at the measurement date. In fiscal year 2005, lower interest rates have caused our accumulated benefit obligation to increase. As a result, we were required to recognize an additional minimum pension liability at October 2, 2005. The additional liability recognized in fiscal year 2005 resulted in a cumulative charge to other comprehensive income in the consolidated statements of stockholders’ equity of $49,067, an increase of $47,014 compared with a year ago. All defined benefit pension plan obligations, regardless of the funding status of the underlying plans, are fully supported by the financial strength of the Company.

JACK IN THE BOX INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except per share data)
(continued)
8.	RETIREMENT AND SAVINGS PLANS (continued)

As of June 30, 2005, one of the qualified plans accumulated benefit obligation in the amount of $161,910 exceeded the fair market value of plan assets totaling $145,208. The non-qualified plan is an unfunded plan and, as such, had no plan assets as of June 30, 2005 and June 30, 2004.

	2005	2004

Qualified plans
Projected benefit obligation	$210,363	$151,334
Accumulated benefit obligation	174,869	126,073
Fair value of plan assets	158,928	127,016

Non-qualified plan
Projected benefit obligation	$37,544	$30,878
Accumulated benefit obligation	34,100	27,037
Fair value of plan assets	—	—
Net periodic pension cost — The components of the fiscal year net defined benefit pension cost are as follows:

	Qualified plans			Non-qualified plan
	2005	2004	2003	2005	2004	2003

Service cost	$8,393	$8,170	$5,357	$644	$536	$511
Interest cost	10,053	8,943	7,186	2,043	1,941	1,725
Expected return on plan assets	(9,438)	(7,040)	(6,468)	—	—	—
Recognized actuarial loss	4,072	6,272	2,378	442	603	73
Amortization of unrecognized prior service cost	124	124	93	652	648	506
Amortization of unrecognized transition asset obligation	—	—	—	95	95	95

Net periodic pension cost	$13,204	$16,469	$8,546	$3,876	$3,823	$2,910

Assumptions — We determine our actuarial assumptions on an annual basis. In determining the present values of the Company’s benefit obligations and net periodic pension costs as of and for the fiscal years ended October 2, 2005, October 3, 2004 and September 28, 2003, respectively, we used the following weighted-average assumptions:

	Qualified plans			Non-qualified plan
	2005	2004	2003	2005	2004	2003

Assumptions used to determine benefit obligations (1) :
Discount rate	5.50%	6.45%	6.15%	5.50%	6.45%	6.15%
Rate of future compensation increases	3.50	3.50	3.50	5.00	5.00	5.00

Assumptions used to determine net periodic pension cost (2) :
Discount rate	6.45%	6.15%	7.30%	6.45%	6.15%	7.30%
Long-term rate of return on assets	7.50	7.50	8.50	N/A	N/A	N/A
Rate of future compensation increases	3.50	3.50	3.50	5.00	5.00	5.00

(1)	Determined as of end of year.

(2)	Determined as of beginning of year.
The assumed discount rate for our pension plans reflects the market rates for high-quality bonds currently available. The Company’s discount rate was determined by considering the average of pension yield curves constructed of a population of high-quality bonds. The resulting discount rate reflects the matching of plan liability cash flows to the yield curves. The long-term rate of return on assets was determined taking into consideration our projected asset allocation and economic forecasts prepared with the assistance of our actuarial consultants.

JACK IN THE BOX INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except per share data)
(continued)
8.	RETIREMENT AND SAVINGS PLANS (continued)

Plan assets — As of October 2, 2005, our target asset allocation was 41% U.S. equities, 38% debt securities, 15% international equities and 6% balanced fund. We regularly monitor our asset allocation to ensure it approximates our target allocation, and senior financial management and the Finance Committee of the Board of Directors review performance results at least quarterly. We believe our long-term asset allocation will continue to approximate our target allocation. The qualified plans had the following asset allocations at June 30, 2005 and June 30, 2004:

	2005	2004

U.S. equities	41%	41%
International equities	15	9
Debt securities	38	34
Balanced fund	6	5
Cash (1)	—	11

	100%	100%

(1)	We made a contribution to the qualified plans on June 30, 2004 that approximated 10% of the plans’ assets. This cash contribution was allocated to the appropriate asset classes on the next business day, July 1, 2004.
Future cash flows — During fiscal year 2006, we currently expect to contribute approximately $11,000 to our qualified plans and $2,000 to our non-qualified plan. Total qualified and non-qualified plan pension benefits expected to be paid in each year from fiscal year 2006 through 2010 are $4,586, $4,894, $5,354, $5,914 and $6,484, respectively. The aggregate expected benefits to be paid in the five fiscal years from 2011 through 2015 are $44,316. Expected benefits to be paid are based on the same assumptions used to measure our benefit obligation at October 2, 2005 and include estimated future employee service.

Defined contribution plans — We maintain savings plans pursuant to Section 401(k) of the Internal Revenue Code which allows administrative and clerical employees who have satisfied the service requirements and reached age 21, to defer a percentage of their pay on a pre-tax basis. We contribute an amount equal to 50% of the first 4% of compensation that is deferred by the participant. Our contributions under these plans were $1,815, $1,940 and $1,874 in 2005, 2004 and 2003, respectively. We also maintain an unfunded, non-qualified deferred compensation plan, which was created in 1990 for key executives and other members of management who are excluded from participation in the qualified savings plan. This plan allows participants to defer up to 50% of their salary and 100% of their bonus, on a pre-tax basis. We match an amount equal to 100% of the first 3% contributed by the employee. Our contributions under the non-qualified deferred compensation plan were $1,091, $645 and $685 in 2005, 2004 and 2003, respectively. In each plan, a participant’s right to Company contributions vests at a rate of 25% per year of service.

Company-owned life insurance — We have elected to purchase company-owned life insurance policies to support our non-qualified benefit plans. The cash surrender value of these policies was $43,741 and $33,310 as of October 2, 2005 and October 3, 2004, respectively. A portion of these policies reside in an umbrella trust for use only to pay plan benefits to participants or, if the Company becomes insolvent, to pay creditors. The cash surrender value of those policies covered under the trust was $22,927 and $21,183 as of October 2, 2005 and October 3, 2004, respectively. The trust also includes cash of $831 and $850 as of October 2, 2005 and October 3, 2004, respectively.

Non-management directors’ deferred compensation plan — We maintain a deferred compensation plan for non-management directors. Under the plan’s equity option, those who are eligible to receive directors’ fees or retainers may choose to defer receipt of their compensation. The amounts deferred are converted into stock equivalents at the current market price of our common stock. We provide a deferment credit equal to 25% of the compensation initially deferred. Under this plan, our liability is adjusted at the end of each reporting period to reflect the then-current market price of our common stock. In 2005, 2004 and 2003, we expensed (credited) a total of $280, $1,550 and $(95), respectively, for both the deferment credit and the stock appreciation (depreciation) on the deferred compensation.

JACK IN THE BOX INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except per share data)
(continued)
9.	POST RETIREMENT BENEFIT PLAN

We sponsor health care plans that provide post retirement medical benefits for employees who meet minimum age and service requirements. The plans are contributory; with retiree contributions adjusted annually, and contain other cost-sharing features such as deductibles and coinsurance. Our policy is to fund the cost of medical benefits in amounts determined at the discretion of management.

Our post retirement health plans provide for prescription drug benefits. The Medicare Prescription Drug Improvement and Modernization Act of 2003 (“Act”) was signed into law on December 8, 2003. On May 19, 2004, the FASB issued FSP 106-2, Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003, which provides accounting guidance related to the Act. We adopted FSP 106-2 in fiscal year 2004 as required. The Act subsidy resulted in a $2,100 reduction in the accumulated benefit obligation for past services.

	2005	2004

Change in benefit obligation:
Benefit obligation at beginning of year	$14,217	$13,543
Service cost	292	259
Interest cost	1,127	825
Participant contributions	88	69
Actuarial (gain) loss	3,581	(293)
Benefits paid	(483)	(186)

Benefit obligation at end of year	$18,822	$14,217

Change in plan assets:
Fair value of plan assets at beginning of year	$—	$—
Employer contributions	395	117
Participant contributions	88	69
Benefits paid	(483)	(186)

Fair value of plan assets at end of year	$—	$—

Reconciliation of funded status:
Funded status	$(18,822)	$(14,217)
Unrecognized prior service cost	1,001	—
Unrecognized actuarial gain, net	(3,737)	(5,200)

Net liability recognized	$(21,558)	$(19,417)

All of the net liability recognized in the reconciliation of funded status is included as an other long-term liability in the consolidated balance sheets.
Assumptions — We determine our actuarial assumptions on an annual basis. In determining the present values of our benefit obligation and net periodic benefit cost as of and for the fiscal years ended October 2, 2005, October 3, 2004 and September 28, 2003, respectively, we used the following assumptions:

	2005	2004	2003

Assumptions used to determine benefit obligation:
Discount rate	5.50%	6.45%	6.15%
Measurement date	6/30/2005	6/30/2004	6/30/2003
Assumptions used to determine net periodic benefit cost:
Discount rate	6.45%	6.15%	7.30%
Measurement date	6/30/2004	6/30/2003	6/30/2002

JACK IN THE BOX INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except per share data)
(continued)
9.	POST RETIREMENT BENEFIT PLAN (continued)

Net periodic benefit cost — The components of the fiscal year net periodic post retirement benefit cost are as follows:

	2005	2004	2003

Service cost	$292	$259	$322
Interest cost	1,127	825	661
Recognized actuarial gain	(376)	(506)	(914)
Amortization of prior service cost	185	—	—
Amortization of losses	4	—	—

Net periodic benefit cost	$1,232	$578	$69

Health care cost trend rates — For measurement purposes, the assumed health care cost trend rates were as follows:

Trend Rates

Health care cost trend rate for next year:
Participants under age 65	10.00%
Participants age 65 or older	10.42%
Rate to which the cost trend rate is assumed to decline	4.96%
Year the rate reaches the ultimate trend rate	2014
The health care cost trend rate assumption has a significant effect on the amounts reported. For example, increasing the assumed health care cost trend rates by 1.0% in each year would increase the accumulated post retirement benefit obligation as of October 2, 2005 by $3,439 and the aggregate of the service and interest cost components of net periodic post retirement benefit cost for 2005 by $210. If the assumed health care cost trend rates decreased by 1.0% in each year, the accumulated post retirement benefit obligation would decrease by $2,730 as of October 2, 2005, and the aggregate of the service and interest components of net periodic post retirement benefit cost for 2005 would decrease by $166.

Future cash flows — During fiscal year 2006, we expect to contribute approximately $370 to our post retirement benefit plans. The future benefits expected to be paid and the Medicare Part D Subsidy expected to be received are as follows:

	Gross	Act
Fiscal year	Payments	Subsidy

2006	$485	$26
2007	562	33
2008	656	41
2009	740	50
2010	829	60
Thereafter	5,366	525

JACK IN THE BOX INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except per share data)
(continued)
10.	STOCK-BASED EMPLOYEE COMPENSATION

We offer a stock-based compensation plan to attract, retain, and motivate key officers, non-employee directors, and employees to work toward the financial success of the Company. The Amended and Restated 2004 Stock Incentive Plan (the “2004 Plan”) and all other prior plans are administered by the Compensation Committee of the Board of Directors and have been approved by the stockholders of the Company. As of November 2005, the 2004 Plan is the only plan under which new awards may be issued. The 2002 Stock Incentive Plan (the “2002 Plan”) was retired in November 2005.

The 2004 Plan was adopted in February 2004, amended and restated in February 2005 to increase the share authorization and provides for the issuance of up to 3,250,000 common shares in connection with the granting of stock options, stock appreciation rights, restricted stock purchase rights, restricted stock bonuses, restricted stock units or performance units to key employees and directors. No more than 650,000 shares may be granted under this plan as restricted stock or performance-based awards.

There are four other plans under which we may no longer issue awards, although awards outstanding under these plans may still vest and be exercised: the 1992 Employee Stock Incentive Plan (the “1992 Plan”); the 1993 Stock Option Plan (the “1993 Plan”); the “2002 Plan”; and the Non-Employee Director Stock Option Plan (the “Director Plan”).

In January 1992, we adopted the 1992 Plan which allowed eligible employees to annually receive stock options, restricted stock and other various stock-based awards. Subject to certain adjustments, up to a maximum of 3,775,000 shares of common stock may be sold or issued under the 1992 Plan.

In August 1993, we adopted the 1993 Plan which allowed eligible employees who did not receive stock options under the 1992 Plan to receive stock options with an aggregate exercise price equivalent to a percentage of their eligible earnings. Approximately 3,000,000 shares of common stock may be sold or issued under the 1993 Plan.

In February 2002, we adopted the 2002 Plan which allowed eligible officers and other key employees to receive stock options and incentive stock awards. Subject to certain adjustments, up to a maximum of 1,900,000 shares of common stock may be sold or issued under the 2002 Plan.

In February 1995, we adopted the Director Plan which allowed any eligible non-employee director of Jack in the Box Inc. or its subsidiaries to annually receive stock options. The actual number of shares that may be purchased under the option was based on the relationship of a portion of each director’s compensation to the fair market value of the common stock, but was limited to a maximum of 10,000 shares annually. Subject to certain adjustments, up to a maximum of 650,000 shares of common stock may be sold or issued under the Director Plan.

The terms and conditions of the stock-based awards under the plans are determined by the Compensation Committee of the Board of Directors on each award date and may include provisions for the exercise price, expirations, vesting, restriction on sales and forfeiture, as applicable. Options granted under the plans have terms not exceeding 11 years, generally vest over a 4-year period for employees and 6 months for directors, and provide for an option exercise price of not less than 100% of the quoted market value of the common stock at the date of grant. As of October 2, 2005, 2,263,128 shares of common stock were available for future issuance under the Company’s equity compensation plans.

JACK IN THE BOX INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except per share data)
(continued)
10.	STOCK-BASED EMPLOYEE COMPENSATION (continued)

The following is a summary of stock option activity for the three fiscal years ended October 2, 2005:

		Option exercise price per share
			Weighted-
	Shares	Range	average

Balance at September 29, 2002	4,180,932	4.19 - 32.77	$21.12
Granted	879,196	15.37 - 22.98	20.71
Exercised	(42,002)	15.94 - 23.29	20.41
Canceled	(126,233)	5.75 - 26.63	23.14

Balance at September 28, 2003	4,891,893	4.19 - 32.77	21.10
Granted	1,406,307	18.90 - 31.15	21.64
Exercised	(580,244)	5.00 - 26.63	15.42
Canceled	(127,909)	5.75 - 26.63	21.92

Balance at October 3, 2004	5,590,047	4.19 - 32.77	21.80
Granted	414,400	33.16 - 35.25	35.16
Exercised	(1,487,469)	4.19 - 32.77	20.20
Canceled	(43,278)	5.75 - 26.63	22.75

Balance at October 2, 2005	4,473,700	5.75 - 35.25	23.56

The following is a summary of stock options outstanding at October 2, 2005:

	Options outstanding			Options exercisable
		Weighted-average	Weighted-		Weighted-
Range of	Number	remaining contractual	average	Number	average
exercise prices	outstanding	life in years	exercise price	exercisable	exercise price

$5.75 - 7.50	71,265	0.85	$6.92	71,265	$6.92
12.13 - 18.90	1,056,481	7.05	17.97	494,778	17.00
19.06 - 23.25	1,152,903	5.67	21.19	894,872	21.25
23.88 - 26.00	1,125,003	5.96	25.40	852,614	25.41
26.02 - 35.11	755,548	7.30	29.02	527,028	28.99
35.25 - 35.25	312,500	9.96	35.25	—	—

5.75 - 35.25	4,473,700	6.57	23.56	2,840,557	22.83

At October 2, 2005, October 3, 2004 and September 28, 2003, the numbers of options exercisable were 2,840,557, 2,976,113 and 2,874,900, respectively, and the weighted-average exercise prices of those options were $22.83, $21.15 and $19.39, respectively.
The weighted-average fair value of options granted in 2005, 2004 and 2003 were $13.71, $9.66 and $9.18, respectively. Effective in the fourth quarter of fiscal 2005, we began utilizing a binomial-based model to determine the fair value of options granted. The fair value of all other options granted has been estimated on the date of grant using the Black-Scholes option-pricing model. Valuation models require the input of highly subjective assumptions, including the expected volatility of the stock price. The following weighted-average assumptions were used for stock option grants in each fiscal year:

	2005	2004	2003

Risk-free interest rate	4.1%	3.7%	3.6%
Volatility	35.5%	40.4%	40.0%
Dividends yield	0.0%	0.0%	0.0%
Expected life	6 years	6 years	6 years

JACK IN THE BOX INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except per share data)
(continued)
10.	STOCK-BASED EMPLOYEE COMPENSATION (continued)

We awarded 57,870, 35,000 and 252,600 shares of restricted stock to certain executives during fiscal years 2005, 2004 and 2003, respectively. These restricted stock awards have been recognized as unearned compensation in stockholders’ equity based upon the fair value of the Company’s common stock on the award date. Unearned compensation is amortized to compensation expense over the estimated vesting period. The expense recognized in connection with these awards was $558, $584 and $497 in 2005, 2004 and 2003, respectively.

In September 2004, we issued 92,919 shares of performance vested restricted stock awards. During 2005, employees who left the Company before the vesting period forfeited 8,819 shares. The number of shares to be received under these awards at the end of the three-year performance period will depend on the attainment of certain performance objectives. The expected cost of the shares will be reflected over the related performance period, fiscal years 2005 through 2007. In 2005, $838 was expensed in connection with these awards. Since performance-based stock awards are contingent upon satisfying certain conditions, they are considered to be contingently issuable and, therefore, are not included in the calculation of diluted earnings per share.

In September 2005, we issued an additional 71,747 performance vested restricted stock awards related to the fiscal year 2006 through 2009 performance period.

11.	STOCKHOLDERS’ EQUITY

Preferred stock — We have 15,000,000 shares of preferred stock authorized for issuance at a par value of $.01 per share. No preferred shares have been issued.

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

Treasury stock — Pursuant to stock repurchase programs authorized by the Board of Directors, we repurchased 2,578,801, 228,400 and 2,566,053 shares of our common stock for $92,861, $7,138 and $50,157 during 2005, 2004 and 2003, respectively. On September 15, 2005, the Board of Directors approved an additional $150,000 stock repurchase program which was not utilized as of October 2, 2005.

Comprehensive income — Our total comprehensive income, net of taxes, was as follows for the three fiscal years ended October 2, 2005:

	2005	2004	2003

Net earnings	$91,537	$74,684	$70,084
Net unrealized gains related to cash flow hedges, net of taxes of $266	417	—	—
Additional minimum pension liability, net of taxes of $(18,289), $16,509 and $(11,652), respectively	(28,726)	25,930	(18,302)

Total comprehensive income	$63,228	$100,614	$51,782

JACK IN THE BOX INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except per share data)
(continued)
11. STOCKHOLDERS’ EQUITY (continued)
     The components of accumulated other comprehensive loss, net of taxes, were as follows as of October 2, 2005 and October 3, 2004:

	2005	2004

Additional minimum pension liability adjustment	$(29,980)	$(1,254)
Net unrealized gains related to cash flow hedges	417	—

Accumulated other comprehensive loss	$(29,563)	$(1,254)

12.	AVERAGE SHARES OUTSTANDING

The following table reconciles basic weighted-average shares outstanding to diluted weighted-average shares outstanding:

	2005	2004	2003

Weighted-average shares outstanding – basic	35,625	36,237	36,473
Assumed additional shares issued upon exercise of stock options, net of shares reacquired at the average market price	1,158	644	288
Assumed vesting of restricted stock, net of shares reacquired at the average market price	155	80	207

Weighted-average shares outstanding – diluted	36,938	36,961	36,968

Stock options excluded (1)	—	1,281	3,547

(1)	Excluded from diluted weighted-average shares outstanding because their exercise prices exceeded the average market price of common stock for the period.

13.	COMMITMENTS, CONTINGENCIES AND LEGAL MATTERS

Commitments — We are principally liable for lease obligations on various properties sub-leased to third parties. We are also obligated under a lease guarantee agreement associated with a Chi-Chi’s restaurant property. Due to the bankruptcy of the Chi-Chi’s restaurant chain, previously owned by the Company, we are obligated to perform in accordance with the terms of a guarantee agreement, as well as four other lease agreements which expire at various dates in 2010 and 2011. During fiscal year 2003, we established an accrual for these lease obligations and do not anticipate incurring any additional charges related to the Chi-Chi’s bankruptcy in future years. As of October 2, 2005, our accrual for the lease guarantee was $982, and the maximum potential amount of future payments was $1,675.

Legal proceedings — We are subject to normal and routine litigation. In the opinion of management, based in part on the advice of legal counsel, the ultimate liability from all pending legal proceedings, asserted legal claims and known potential legal claims should not materially affect our operating results, financial position and liquidity.

JACK IN THE BOX INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except per share data)
(continued)
14.	SEGMENT REPORTING

Prior to the acquisition of Qdoba Restaurant Corporation, we operated our business in a single segment. Subsequent to the acquisition, we have two operating segments, Jack in the Box and Qdoba, based on the Company’s management structure and method of internal reporting. Based upon certain quantitative thresholds, only Jack in the Box is considered a reportable segment. Summarized financial information concerning our reportable segment is shown in the following table:

	2005	2004	2003

Revenues	$2,448,839	$2,284,305	$2,038,292
Earnings from operations	150,878	143,116	133,807
Cash flows used for additions to property and equipment	114,926	112,518	108,438
Total assets	1,319,171	1,313,326	1,133,716
Interest expense and income taxes are not reported on an operating segment basis in accordance with our method of internal reporting.
A reconciliation of reportable segment revenues to consolidated revenue follows:

	2005	2004	2003

Revenues	$2,448,839	$2,284,305	$2,038,292
Qdoba revenues and other	58,399	38,059	19,998

Consolidated revenues	$2,507,238	$2,322,364	$2,058,290

A reconciliation of reportable segment earnings from operations to consolidated earnings from operations follows:

	2005	2004	2003

Earnings from operations	$150,878	$143,116	$133,807
Qdoba earnings from operations	4,418	1,706	633

Consolidated earnings from operations	$155,296	$144,822	$134,440

A reconciliation of reportable segment total assets to consolidated total assets follows:

	2005	2004	2003

Total assets	$1,319,171	$1,313,326	$1,133,716
Qdoba total assets	67,989	60,494	55,613
Investment in Qdoba and other	(49,174)	(49,154)	(46,848)

Consolidated total assets	$1,337,986	$1,324,666	$1,142,481

JACK IN THE BOX INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except per share data)
(continued)
15.	SUPPLEMENTAL CASH FLOW INFORMATION

	2005	2004	2003

Cash paid during the year for:
Interest, net of amounts capitalized	$15,654	$23,564	$21,463
Income tax payments	43,678	29,265	18,665
Capital lease obligations incurred	911	9,912	9,222
Restricted stock issued	2,031	1,012	5,151
Performance vested restricted stock units issued	2,529	2,905	—
The consolidated statements of cash flows also exclude the following non-cash transactions: (i) non-cash proceeds from our short-term financing of a portion of the sale of company-operated restaurants to certain qualified franchisees of $5,265 and $29,599 in 2004 and 2003, respectively, included in accounts receivable; and (ii) the use of sinking fund payments to retire financing lease obligations during 2003.
16.	SUPPLEMENTAL CONSOLIDATED FINANCIAL STATEMENT INFORMATION

	October 2,	October 3,
	2005	2004

Accounts receivable:
Trade	$16,498	$14,471
Notes receivable	1,238	779
Other	3,784	6,414
Allowances for doubtful accounts	(293)	(736)

	$21,227	$20,928

Accrued liabilities:
Payroll and related taxes	$75,101	$76,069
Sales and property taxes	21,335	27,096
Insurance	47,072	42,412
Advertising	17,620	19,487
Other	50,310	51,523

	$211,438	$216,587

17.	UNAUDITED QUARTERLY RESULTS OF OPERATIONS

	16 weeks ended	12 weeks ended
Fiscal year 2005	Jan. 23, 2005	Apr. 17, 2005	July 10, 2005	Oct. 2, 2005

Revenues	$738,596	$577,045	$590,178	$601,419
Earnings from operations	44,427	35,787	39,034	36,048
Net earnings	25,430	20,677	23,886	21,544
Net earnings per share:
Basic	.71	.57	.68	.61
Diluted	.68	.55	.66	.59

	16 weeks ended	12 weeks ended		13 weeks ended
Fiscal year 2004	Jan. 18, 2004	Apr. 11, 2004	July 4, 2004	Oct. 3, 2004

Revenues	$669,920	$517,266	$541,241	$593,937
Earnings from operations	39,018	33,252	36,541	36,011
Net earnings	14,352	18,663	20,683	20,986
Net earnings per share:
Basic	.40	.51	.57	.57
Diluted	.40	.50	.55	.56

JACK IN THE BOX INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except per share data)
(continued)
18.	NEW ACCOUNTING PRONOUNCEMENTS

Accounting pronouncements adopted in fiscal 2005 — In December 2004, the FASB issued SFAS 153, Exchanges of Non-Monetary Assets. SFAS 153 eliminates the exception for non-monetary exchanges of similar productive assets and replaces it with a general exception for exchanges of non-monetary assets that do not have commercial substance. SFAS 153 was effective for non-monetary asset exchanges occurring in fiscal periods beginning after June 15, 2005. The adoption of this Statement did not have a material impact on our operating results or financial condition.

On June 29, 2005, the FASB ratified Emerging Issues Task Force (“EITF”) 05-06, Determining the Amortization Period for Leasehold Improvements Purchased after Lease Inception or Acquired in a Business Combination. This Issue addresses the amortization period for leasehold improvements in operating leases that are either (a) placed in service significantly after and not contemplated at or near the beginning of the initial lease term or (b) acquired in a business combination. Leasehold improvements that are placed in service significantly after and not contemplated at or near the beginning of the lease term should be amortized over the shorter of the useful life of the assets or a term that includes required lease periods and renewals that are deemed to be reasonably assured at the date the leasehold improvements are purchased. Leasehold improvements acquired in a business combination should be amortized over the shorter of the useful life of the assets or a term that includes required lease periods and renewals that are deemed to be reasonably assured at the date of acquisition. This EITF is effective for leasehold improvements that are purchased or acquired after June 29, 2005. The adoption of this EITF did not have a material impact on our operating results or financial condition.

Future application of accounting principles — In November 2004, the FASB issued SFAS 151, Inventory Costs. SFAS 151 clarifies the accounting for abnormal amounts of idle facilities expense, freight, handling costs and wasted material. SFAS 151 is effective for inventory costs incurred during fiscal years beginning after June 15, 2005. We expect the adoption of this Statement will not have a material impact on our operating results or financial condition.

In December 2004, the FASB issued SFAS 123R, Share-Based Payment. SFAS 123R revises SFAS 123, Accounting for Stock-Based Compensation, and generally requires, among other things, that all employee stock-based compensation be measured using a fair value method and that the resulting compensation cost be recognized in the financial statements. SFAS 123R also provides guidance on how to determine the grant-date fair-value for awards of equity instruments, as well as alternative methods of adopting its requirements. On April 14, 2005, the Securities and Exchange Commission delayed the effective date of required adoption of SFAS 123R to the first fiscal year beginning after June 15, 2005. We plan to adopt the provisions of SFAS 123R in the first quarter of fiscal year 2006 and expect the impact in fiscal 2006 to be approximately $0.15 per diluted share.

In March 2005, the FASB issued Interpretation No. 47, Accounting for Conditional Asset Retirement Obligations—an interpretation of FASB Statement No. 143 (“FIN 47”). FIN 47 clarifies the term conditional asset retirement obligation and requires a liability to be recorded if the fair value of the obligation can be reasonably estimated. The types of asset retirement obligations that are covered by FIN 47 are those for which an entity has a legal obligation to perform an asset retirement activity; however, the timing and/or method of settling the obligation are conditional on a future event that may or may not be within the control of the entity. FIN 47 also clarifies when an entity would have sufficient information to reasonably estimate the fair value of an asset retirement obligation. FIN 47 is effective for fiscal years ending after December 15, 2005. We expect the adoption of FIN 47 will not have a material impact on our consolidated financial statements.

In October 2005, the FASB issued Staff Position 13-1, Accounting for Rental Costs Incurred During a Construction Period (“FSP 13-1”). FSP 13-1 is effective for the first fiscal period beginning after December 15, 2005 and requires that rental costs associated with ground or building operating leases that are incurred during a construction period be recognized as rental expense. We expect the adoption of this Staff Position will not have a material impact on our operating results or financial condition.