Form 10-K/A
period 2005-10-02
JACK IN THE BOX INC /NEW/
filed 2005-12-16
CIK 807882

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-K/A

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For The Fiscal Year Ended October 2, 2005
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to
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

JACK IN THE BOX INC.

Page
Explanatory Note	3
Signature	3
Index to Exhibits	3
EXHIBIT 31.1
EXHIBIT 31.2
EXHIBIT 32.1
EXHIBIT 32.2

EXPLANATORY NOTE
     Jack in the Box Inc. (the “Company”) is filing this Amendment No. 1 to its Annual Report on Form 10-K for the fiscal year ended October 2, 2005, as originally filed with the Securities and Exchange Commission (the “SEC”) on December 13, 2005, for the sole purpose of refiling Exhibits 31.1 and 31.2 to conform those Exhibits to the exact language set forth in Item 601(b)(31) of Regulation S-K. This Amendment No. 1 on Form 10-K/A does not change the previously reported financial statements or any of the other disclosures contained in the original Form 10-K. The statements and representations in these certifications are made with respect to the original Form 10-K as though they were included in the original filing.
SIGNATURE
     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

JACK IN THE BOX INC.
By:	/S/JERRY P. REBEL
Jerry P. Rebel
Executive Vice President and Chief Financial Officer (principal financial officer) (Duly Authorized Signatory) Date: December 16, 2005

INDEX TO EXHIBITS

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

3