Form 10-Q
period 2006-01-22
JACK IN THE BOX INC /NEW/
filed 2006-03-02
CIK 807882

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended January 22, 2006
Commission File Number: 1-9390
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
Yes ☑   No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐   No ☑
Number of shares of common stock, $.01 par value, outstanding as of the close of business February 27, 2006 — 34,572,507.

JACK IN THE BOX INC. AND SUBSIDIARIES

PART I. FINANCIAL INFORMATION
ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS
JACK IN THE BOX INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Dollars in thousands, except per share data)
(Unaudited)

	January 22,	October 2,
	2006	2005

Current assets:
Cash and cash equivalents (includes restricted cash of $45,770 and $45,580, respectively)	$101,639	$103,708
Accounts and notes receivable, net	23,888	21,227
Inventories	40,575	40,007
Prepaid expenses and other current assets	23,141	24,945
Deferred income tax asset	38,341	38,340
Assets held for sale and leaseback	42,147	55,743

Total current assets	269,731	283,970

Property and equipment, at cost	1,433,577	1,423,548
Less accumulated depreciation and amortization	562,844	545,563

Property and equipment, net	870,733	877,985

Other assets, net	175,640	176,031

	$1,316,104	$1,337,986

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Current maturities of long-term debt	$7,846	$7,788
Accounts payable	63,544	56,064
Accrued liabilities	190,959	211,438

Total current liabilities	262,349	275,290

Long-term debt, net of current maturities	287,914	290,213

Other long-term liabilities	158,697	148,251

Deferred income taxes	57,515	58,860

Stockholders’ equity:
Preferred stock $.01 par value, 15,000,000 authorized, none issued	—	—
Common stock $.01 par value, 75,000,000 authorized, 45,463,917 and 45,391,851 issued, respectively	455	454
Capital in excess of par value	380,718	380,161
Retained earnings	472,238	447,015
Accumulated other comprehensive loss, net	(29,323)	(29,563)
Unearned compensation	—	(8,233)
Treasury stock, at cost, 11,196,728 and 9,752,028 shares, respectively	(274,459)	(224,462)

Total stockholders’ equity	549,629	565,372

	$1,316,104	$1,337,986

See accompanying notes to consolidated financial statements.

JACK IN THE BOX INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF EARNINGS
(In thousands, except per share data)
(Unaudited)

	Sixteen Weeks Ended
	January 22,	January 23,
	2006	2005

Revenues:
Restaurant sales	$639,880	$612,140
Distribution and other sales	139,961	93,040
Franchise rents and royalties	30,903	24,656
Other	8,973	7,871

	819,717	737,707

Costs of revenues:
Restaurant costs of sales	203,945	192,998
Restaurant operating costs	331,148	319,266
Costs of distribution and other sales	138,158	92,105
Franchised restaurant costs	12,867	10,242

	686,118	614,611

Selling, general and administrative	89,550	79,558

Earnings from operations	44,049	43,538

Interest expense, net	3,990	3,973

Earnings before income taxes	40,059	39,565

Income taxes	14,836	14,135

Net earnings	$25,223	$25,430

Net earnings per share:
Basic	$.72	$.71
Diluted	$.70	$.68

Weighted-average shares outstanding:
Basic	34,978	35,954
Diluted	36,053	37,313
See accompanying notes to consolidated financial statements.

JACK IN THE BOX INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Sixteen Weeks Ended
	January 22,	January 23,
	2006	2005

Cash flows from operating activities:
Net earnings	$25,223	$25,430
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	26,900	26,110
Deferred finance cost amortization	333	330
Provision for deferred income taxes	(1,466)	(104)
Share-based compensation expense	3,816	696
Tax benefits from share-based compensation	(445)	3,242
Pension and post retirement expense	7,061	5,511
Gains on the sale of company-operated restaurants	(6,714)	(6,423)
Losses on the sale of property and equipment, net	1,687	2,242
Changes in assets and liabilities:
Decrease (increase) in receivables	1,286	(1,915)
Increase in inventories	(568)	(4,669)
Decrease in prepaid expenses and other current assets	2,166	7,774
Increase in accounts payable	7,480	8,528
Pension contributions	(342)	(314)
Decrease in other liabilities	(13,724)	(30,643)

Cash flows provided by operating activities	52,693	35,795

Cash flows from investing activities:
Purchase of property and equipment	(25,369)	(30,507)
Proceeds from the sale of property and equipment	507	47
Proceeds from the sale of company-operated restaurants	9,450	8,462
Proceeds from (purchase of) assets held for sale and leaseback, net	13,659	(4,601)
Collections on notes receivable	195	328
Purchase of investments and change in cash surrender value of life insurance, net	(3,750)	(3,243)
Other	(51)	(1,066)

Cash flows used in investing activities	(5,359)	(30,580)

Cash flows from financing activities:
Principal payments on debt	(2,243)	(2,471)
Debt costs	(260)	—
Repurchase of common stock	(49,997)	(27,862)
Excess tax benefits from share-based compensation arrangements	445	—
Proceeds from issuance of common stock	2,652	11,472

Cash flows used in financing activities	(49,403)	(18,861)

Net decrease in cash and cash equivalents	$(2,069)	$(13,646)

See accompanying notes to consolidated financial statements.

JACK IN THE BOX INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(Dollars in thousands, except per share data)
1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Nature of operations — Jack in the Box Inc. (the “Company”) operates and franchises Jack in the Box® quick-service restaurants and Qdoba Mexican Grill® fast-casual restaurants.
Basis of presentation and fiscal year — The accompanying consolidated financial statements of the Company and its subsidiaries have been prepared in accordance with U.S. generally accepted accounting principles and the rules and regulations of the Securities and Exchange Commission (“SEC”). In our opinion, all adjustments considered necessary for a fair presentation of financial condition and results of operations for this interim period have been included. Operating results for one interim period are not necessarily indicative of the results for any other interim period or for the full year. Certain prior year amounts in the consolidated financial statements and notes thereto have been reclassified to conform to the current year presentation, including the reclassification of interest income from other revenues to interest expense, net.
These financial statements should be read in conjunction with the consolidated financial statements and notes thereto contained in our Annual Report on Form 10-K for the fiscal year ended October 2, 2005.
Our fiscal year is 52 or 53 weeks ending the Sunday closest to September 30. Fiscal year 2006 and 2005 include 52 weeks. Our first quarter includes 16 weeks and each remaining quarter includes 12 weeks.
References to the Company throughout these notes to the consolidated financial statements are made using the first person notations of “we,” “us” and “our.”
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
Restricted cash — To reduce our letter of credit fees incurred under the credit facility, we entered into a separate cash-collateralized letter of credit agreement in October 2004. At January 22, 2006, we had letters of credit outstanding under this agreement of $41,586, which were collateralized by approximately $45,770 of cash and cash equivalents. Although we intend to continue this agreement, we have the ability to terminate the cash-collateralized letter of credit agreement thereby eliminating restrictions on the $45,770 restricted cash and cash equivalent balance.
Share-based compensation — Effective October 3, 2005, we adopted the fair value recognition provisions of Statement of Financial Accounting Standards (“SFAS”) 123R, Share-Based Payment, which generally requires, among other things, that all employee share-based compensation be measured using a fair value method and that the resulting compensation cost be recognized in the financial statements. The Company selected the modified prospective method of adoption. Under this method, compensation expense that we recognized for the quarter ended January 22, 2006 included: (a) compensation expense for all share-based payments granted prior to, but not yet vested as of, October 3, 2005, based on the grant date fair value estimated in accordance with the original provisions of SFAS 123, Accounting for Stock-Based Compensation, and (b) compensation expense for all share-based payments granted on or after October 3, 2005, based on the grant date fair value estimated in accordance with the provisions of SFAS 123R. Results for prior periods have not been restated.
In accordance with SFAS 123R, beginning in the first quarter of 2006, we have presented excess tax benefits for the exercise of share-based compensation awards as a financing activity in the consolidated statement of cash flows. Prior to the adoption of SFAS 123R, we presented the tax benefits for deductions resulting from the exercise of stock options as an operating cash flow activity. SFAS 123R also requires the Company to estimate forfeitures in calculating the expense relating to share-based compensation as opposed to recognizing forfeitures as an expense reduction as they occur. The adjustment to apply estimated forfeitures to previously recognized share-based compensation was considered immaterial and as such was not classified as a cumulative effect of a change in accounting principle. Furthermore, in accordance with the provisions of SFAS 123R, on October 3, 2005, we reclassified the balance in unearned compensation to capital in excess of par value in our consolidated balance sheet.

JACK IN THE BOX INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(Dollars in thousands, except per share data)
1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)
The following table presents the impact of our adoption of SFAS 123R on selected statement of earnings line items for the quarter ended January 22, 2006.

	Under SFAS	Under
	123R	APB 25	Difference

Earnings before income taxes	$40,059	$42,665	$2,606
Net earnings	25,223	26,865	1,642

Basic net earnings per share	$.72	$.77	$.05
Diluted net earnings per share	$.70	$.75	$.05
As of January 22, 2006, there was approximately $19,297 of total unrecognized compensation cost related to nonvested share-based compensation arrangements granted under the Company’s stock incentive plans. That cost is expected to be recognized over a weighted-average period of 2.3 years.
Prior to fiscal year 2006, stock awards were accounted for under Accounting Principles Board Opinion (“APB”) 25, Accounting for Stock Issued to Employees, using the intrinsic method, whereby compensation expense is recognized for the excess, if any, of the quoted market price of the Company’s stock at the date of grant over the exercise price. We applied the disclosure provisions of SFAS 123, as amended, as if the fair value based method had been applied in measuring compensation expense.
In the first quarter of 2005, had compensation expense been recognized for our share-based compensation plans by applying the fair value recognition provisions of SFAS 123, we would have recorded net earnings and earnings per share as follows for the sixteen weeks ended January 23, 2005:

Net earnings, as reported	$25,430
Add: Share-based employee compensation expense included in reported net earnings, net of taxes	510
Deduct: Total share-based employee compensation expense determined under fair value based method for all awards, net of taxes	(2,450)

Pro forma net earnings	$23,490

Net earnings per share:
Basic — as reported	$.71
Basic — pro forma	$.65

Diluted — as reported	$.68
Diluted — pro forma	$.63
For the pro forma disclosure, the estimated fair values of options were amortized on a straight line basis over their respective vesting periods of up to five years.
Other revenues include gains from the sale of company-operated restaurants to franchisees of $6,714 in 2006 and $6,423 in 2005, as well as other franchise fees.
New accounting pronouncements — In March 2005, the Financial Accounting Standards Board (“FASB”) issued Interpretation No. 47, Accounting for Conditional Asset Retirement Obligations—an Interpretation of FASB Statement No. 143 (“FIN 47”). FIN 47 clarifies the term conditional asset retirement obligation and requires a liability to be recorded if the fair value of the obligation can be reasonably estimated. The types of asset retirement obligations that are covered by FIN 47 are those for which an entity has a legal obligation to perform an asset retirement activity; however, the timing and/or method of settling the obligation are conditional on a future event that may or may not be within the control of the entity. FIN 47 also clarifies when an entity would have sufficient information to reasonably estimate the fair value of an asset retirement obligation. FIN 47 is effective for fiscal years ending after December 15, 2005. The adoption of FIN 47 did not have a material impact on our operating results or financial condition.

JACK IN THE BOX INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(Dollars in thousands, except per share data)
1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)
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
2. CREDIT FACILITY AMENDMENT
Our credit facility is comprised of: (i) a $200,000 revolving credit facility maturing on January 8, 2008 with a rate of London Interbank Offered Rate (“LIBOR”) plus 2.25% and (ii) a $270,187 term loan maturing on January 8, 2011 with a rate of LIBOR plus 1.50%. Effective October 6, 2005, we amended our credit agreement to achieve a 25 basis point reduction in the term loan’s applicable margin, to expand the categories of investments allowable under the credit agreement, and to provide for an aggregate amount of $200,000 for the acquisition of our common stock or the potential payment of cash dividends. Fees paid in connection with the repricing were customary for such arrangements of this type and were not material.
3. RETIREMENT PLANS
Defined Benefit Pension Plans — We have funded and unfunded non-contributory defined benefit pension plans covering those employees meeting certain eligibility requirements. These plans are subject to modification at any time. The plans provide retirement benefits based on years of service and compensation. It is our practice to fund retirement costs as necessary.
The components of net periodic defined benefit pension cost for each period are presented below:

	Sixteen Weeks Ended
	January 22,	January 23,
	2006	2005

Service cost	$3,684	$2,781
Interest cost	4,174	3,721
Expected return on plan assets	(3,754)	(2,904)
Recognized actuarial loss	2,123	1,253
Net amortization	493	404

Net periodic defined benefit pension cost	$6,720	$5,255

Company-owned Life Insurance — We have elected to purchase company-owned life insurance policies to support our non-qualified benefit plans. The cash surrender values of these policies were $47,494 and $43,741 as of January 22, 2006 and October 2, 2005, respectively, and are included in other assets, net in the accompanying consolidated balance sheets. A portion of these policies reside in an umbrella trust for use only to pay plan benefits to participants or, if the Company becomes insolvent, to pay creditors. The cash surrender values of those policies covered under the trust were $23,400 and $22,927 as of January 22, 2006 and October 2, 2005, respectively. The trust also includes cash of $828 and $831 as of January 22, 2006 and October 2, 2005, respectively.
Postretirement Benefit Plans — We also sponsor health care plans that provide postretirement medical benefits for employees who meet minimum age and service requirements. The plans are contributory, with retiree contributions adjusted annually, and contain other cost-sharing features such as deductibles and coinsurance. Our policy is to fund the cost of medical benefits in amounts determined at the discretion of management.

JACK IN THE BOX INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(Dollars in thousands, except per share data)
3. RETIREMENT PLANS (continued)
Our postretirement health plans provide for prescription drug benefits. The Medicare Prescription Drug, Improvement and Modernization Act of 2003 (“Act”) was signed into law on December 8, 2003. On May 19, 2004, the FASB issued FASB Staff Interpretation (“FSP”) 106-2, Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003, which provides accounting guidance related to the Act. We adopted FSP 106-2 in fiscal year 2004 as required. In the first quarter of 2006, the effect of the Medicare subsidy reduced service cost and interest cost, and increased net amortization by $10, $31 and $100, respectively.
The components of net periodic postretirement benefit cost for each period are presented below:

	Sixteen Weeks Ended
	January 22,	January 23,
	2006	2005

Service cost	$84	$76
Interest cost	314	295
Net amortization	(57)	(115)

Net periodic postretirement benefit cost	$341	$256

4. INCOME TAXES
The income tax provisions reflect tax rates of 37% in 2006 and 35.7% in 2005. The tax rate in 2005 reflects the benefit from the retroactive reinstatement of the Work Opportunity Tax Credit.
5. STOCKHOLDERS’ EQUITY
Treasury Stock — Pursuant to a $150,000 stock repurchase program authorized by our Board of Directors in September 2005, the Company repurchased 1,444,700 shares of its common stock for approximately $50,000 during the first quarter of 2006. As of January 22, 2006, we had approximately $100,000 of repurchase availability remaining under this authorization.
Comprehensive Income — The Company’s total comprehensive income, net of taxes, was as follows:

	Sixteen Weeks Ended
	January 22,	January 23,
	2006	2005

Net earnings	$25,223	$25,430
Net unrealized gains related to cash flow hedges, net of taxes	240	—

Total comprehensive income	$25,463	$25,430

The components of accumulated other comprehensive loss, net of taxes, were as follows:

	Sixteen Weeks Ended
	January 22,	October 2,
	2006	2005

Additional minimum pension liability adjustment	$(29,980)	$(29,980)
Net unrealized gains related to cash flow hedges	657	417

Accumulated other comprehensive loss	$(29,323)	$(29,563)

JACK IN THE BOX INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(Dollars in thousands, except per share data)
6. SHARE-BASED EMPLOYEE COMPENSATION
Stock Incentive Plans — We offer share-based compensation plans to attract, retain, and motivate key officers, non-employee directors, and employees to work toward the financial success of the Company. The Company’s incentive plans, including the Amended and Restated 2004 Stock Incentive Plan (the “2004 Plan”), are administered by the Compensation Committee of the Board of Directors and have been approved by the stockholders of the Company. As of November 2005, the 2004 Plan is the only plan under which new awards may be issued. The 2002 Stock Incentive Plan (the “2002 Plan”) was retired in November 2005.
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
There are four other plans under which we can no longer issue awards, although awards outstanding under these plans may still vest and be exercised: the 1992 Employee Stock Incentive Plan (the “1992 Plan”); the 1993 Stock Option Plan (the “1993 Plan”); the 2002 Plan; and the Non-Employee Director Stock Option Plan (the “Director Plan”).
In January 1992, we adopted the 1992 Plan which allowed eligible employees to annually receive stock options, restricted stock and other various share-based awards. Subject to certain adjustments, up to a maximum of 3,775,000 shares of common stock may be sold or issued under the 1992 Plan.
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
The terms and conditions of the share-based awards under the plans are determined by the Compensation Committee of the Board of Directors on each award date and may include provisions for the exercise price, expirations, vesting, restriction on sales and forfeitures, as applicable.
As of January 22, 2006, 2,213,776 shares of common stock were available for future issuance under the Company’s equity compensation plans.
Non-Management Directors’ Deferred Compensation Plan — We also maintain a deferred compensation plan for non-management directors under which those who are eligible to receive directors’ fees or retainers may choose to defer receipt of their compensation. The amounts deferred are converted into stock equivalents at the current market price of our common stock. For directors who elect to defer, we provide an additional credit equal to 25% of the compensation initially deferred. Upon separation from the Board of Directors, these liabilities are settled in cash at an amount equal to the product of the stock equivalents multiplied by the then current market price of our common stock.

JACK IN THE BOX INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(Dollars in thousands, except per share data)
6. SHARE-BASED EMPLOYEE COMPENSATION (continued)
Stock Options — Options granted generally have contractual terms not exceeding 11 years and provide for an option exercise price of not less than 100% of the quoted market value of the common stock at the date of grant. Furthermore, our options granted to employees generally vest over a four-year period, or sooner for employees meeting certain age and years of service thresholds. Options issued to directors vest over a period of six months.
     The following is a summary of stock option activity for the quarter ended January 22, 2006:

			Weighted-
		Weighted-	Average
		Average	Remaining	Aggregate
		Exercise	Contractual	Intrinsic
	Shares	Price	Term (Years)	Value

Options outstanding at October 2, 2005	4,473,700	$23.56
Granted	72,400	31.38
Exercised	(118,816)	22.73
Canceled	(107,900)	22.58

Options outstanding at January 22, 2006	4,319,384	$23.74	6.29	$49,630

Exercisable at January 22, 2006	3,266,780	$22.89	5.63	$40,312

Effective in the fourth quarter of fiscal 2005, we began utilizing a binomial-based model to determine the fair value of options granted. The fair value of all prior options granted has been estimated on the date of grant using the Black-Scholes option-pricing model. Valuation models require the input of highly subjective assumptions, including the expected volatility of the stock price. The following weighted-average assumptions were used for stock option grants in each quarter:

	January 22,	January 23,
	2006	2005

Risk-free interest rate	4.01%	3.73%
Expected dividends yield	0.00%	0.00%
Expected stock price volatility	37.37%	39.40%
Expected life of options (in years)	5.92	5.87
In 2006, the risk-free interest rate was determined by a yield curve of risk free rates based on published U.S. Treasury spot rates in effect at the time of grant and has a term equal to the expected life. In 2005, the risk free rate was based on the grant date rate for zero coupon U.S. Government issues with a remaining term similar to the expected life. The dividend yield assumption is based on the Company’s history and expectations of dividend payouts.
The expected stock price volatility in 2006 represents an average of the implied volatility and the Company’s long term mean reversion volatility. In 2005, prior to using a binomial based model, the expected stock price volatility was based on the historical volatility of the Company’s stock for a period approximating the expected life.
The expected life of the options represents the period of time the options are expected to be outstanding and is based on historical trends.
The weighted-average fair value of options granted during the quarters ended January 22, 2006 and January 23, 2005 was $12.77 and $15.21, respectively. The intrinsic value of stock options is defined as the difference between the current market value and the grant price. The total intrinsic value of stock options exercised during the quarters ended January 22, 2006 and January 23, 2005 was $1,485 and $7,096, respectively.
For the quarter ended January 22, 2006, $2,606 was expensed in connection with the Company’s stock option awards. As of January 22, 2006, there was approximately $10,123 of total unrecognized compensation cost related to stock options granted under the Company’s stock incentive plans. That cost is expected to be recognized over a weighted-average period of 1.8 years.

JACK IN THE BOX INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(Dollars in thousands, except per share data)
6. SHARE-BASED EMPLOYEE COMPENSATION (continued)
Performance-Vested Stock Awards — In fiscal 2004, the use of performance-vested awards replaced stock option grants for certain employees. Performance awards represent a right to receive a certain number of shares of common stock upon satisfaction of performance goals at the end of a three-year period. The expected cost of the shares is being reflected over the three-year performance period and is based on the fair value of the Company’s stock on the date of grant, reduced for estimated forfeitures. The following is a summary of performance-vested award activity for the quarter ended January 22, 2006:

		Weighted-
		Average Grant
	Shares	Date Fair Value

Performance-vested awards outstanding at October 2, 2005	156,371	$32.36
Forfeited	(3,919)	31.74

Performance-vested awards outstanding at January 22, 2006	152,452	32.37

For the quarters ended January 22, 2006 and January 23, 2005, $332 and $308, respectively, was expensed in connection with these awards. As of January 22, 2006, there was approximately $3,837 of total unrecognized compensation cost related to performance-vested stock awards. That cost is expected to be recognized over a weighted-average period of 2.1 years.
Nonvested Stock Awards — During fiscal year 2003, the Company established share ownership guidelines for certain executives. To assist management in meeting these guidelines, beginning in fiscal 2003, we began awarding shares of nonvested stock to certain executives. These nonvested stock awards vest upon retirement or termination based upon years of service as provided in the award agreement. These awards have been recognized as capital in excess of par value in stockholders’ equity based upon the fair value of the Company’s common stock on the award date. Capital in excess of par value is amortized to compensation expense over the estimated vesting period.
The following is a summary of nonvested stock activity for the quarter ended January 22, 2006:

		Weighted-
		Average Grant
	Shares	Date Fair Value

Nonvested stock outstanding at October 2, 2005	345,470	$23.72
Vested	(8,250)	20.95
Forfeited	(46,750)	20.95

Nonvested stock outstanding at January 22, 2006	290,470	24.24

Vested at January 22, 2006	48,780	20.95

The expense recognized in connection with these nonvested awards was $240 and $147 for the quarters ended January 22, 2006 and January 23, 2005, respectively. As of January 22, 2006, there was approximately $5,337 of total unrecognized compensation cost related to nonvested stock awards, which are expected to be recognized over a weighted-average period of 6.8 years.
Non-Management Directors’ Deferred Compensation — Under our deferred compensation plan for non-management directors, our liability is adjusted at the end of each reporting period to reflect the value of the directors’ stock equivalents at the then market price of our common stock. In the first quarter of 2006 and 2005, we expensed a total of $638 and $338, respectively, for both the amount deferred and the stock appreciation on the deferred compensation.
The following is a summary of the stock equivalent activity for the quarter ended January 22, 2006:

		Weighted-
		Average Grant
	Shares	Date Fair Value

Stock equivalents outstanding at October 2, 2005	123,083	$18.22
Deferred directors’ compensation	823	32.37

Stock equivalents outstanding at January 22, 2006	123,906	18.32

JACK IN THE BOX INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(Dollars in thousands, except per share data)
7. AVERAGE SHARES OUTSTANDING
The following table reconciles basic weighted-average shares outstanding to diluted weighted-average shares outstanding (in thousands):

	Sixteen Weeks Ended
	January 22,	January 23,
	2006	2005

Weighted-average shares outstanding — basic	34,978	35,954
Assumed additional shares issued upon exercise of stock options, net of shares reacquired at the average market price	930	1,215
Assumed vesting of nonvested stock, net of shares reacquired at the average market price	145	144

Weighted-average shares outstanding — diluted	36,053	37,313

Stock options excluded (1)	745	58
Performance based awards excluded (2)	152	91

(1)	Excluded from diluted weighted-average shares outstanding because their exercise prices and unamortized fair values exceeded the average market price of common stock for the period.

(2)	Excluded from diluted weighted-average shares outstanding because the number of shares issued is contingent on performance achieved against metrics established for the performance period.
8. COMMITMENTS, CONTINGENCIES AND LEGAL MATTERS
Commitments — We are principally liable for lease obligations on various properties sub-leased to third parties. We are also obligated under a lease guarantee agreement associated with a Chi-Chi’s restaurant property. Due to the bankruptcy of the Chi-Chi’s restaurant chain, previously owned by the Company, we are obligated to perform in accordance with the terms of a guarantee agreement, as well as four other lease agreements which expire at various dates in 2010 and 2011. During fiscal year 2003, we established an accrual for these lease obligations and do not anticipate incurring any additional charges related to the Chi-Chi’s bankruptcy in future years. As of January 22, 2006, our accrual for the lease guarantee was $992, and the maximum potential amount of future payments was $1,675.
Legal Proceedings — During the quarter, we recorded a $2,400 charge for a legal settlement related to a labor matter in California.
We are also subject to normal and routine litigation. In the opinion of management, based in part on the advice of legal counsel, the ultimate liability from all other pending legal proceedings, asserted legal claims and known potential legal claims should not materially affect our operating results, financial position and liquidity.

JACK IN THE BOX INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(Dollars in thousands, except per share data)
9. SEGMENT REPORTING
The Company operates its business in two operating segments, Jack in the Box and Qdoba Mexican Grill (“Qdoba”), based on the Company’s management structure and internal method of reporting. Based upon certain quantitative thresholds, only Jack in the Box is considered a reportable segment.
Summarized financial information concerning our reportable segment is shown in the following table:

	Sixteen Weeks Ended
	January 22,	January 23,
	2006	2005

Jack in the Box revenues	$799,594	$722,967
Jack in the Box earnings from operations	42,091	43,323

Interest expense and income taxes are not reported on an operating segment basis in accordance with the Company’s method of internal reporting.

A reconciliation of reportable segment revenues to consolidated revenue follows:

	Sixteen Weeks Ended
	January 22,	January 23,
	2006	2005

Jack in the Box revenues	$799,594	$722,967
Qdoba revenues	20,123	14,740

Consolidated revenues	$819,717	$737,707

A reconciliation of reportable segment earnings from operations to consolidated earnings from operations follows:

	Sixteen Weeks Ended
	January 22,	January 23,
	2006	2005

Jack in the Box earnings from operations	$42,091	$43,323
Qdoba earnings from operations	1,958	215

Consolidated earnings from operations	$44,049	$43,538

10. SUPPLEMENTAL CASH FLOW INFORMATION

	Sixteen Weeks Ended
	January 22,	January 23,
	2006	2005

Cash paid during the year for:
Interest, net of amounts capitalized	$6,205	$3,997
Income tax payments	14,432	13,227
Capital lease obligations incurred	—	431

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Results of Operations
     All comparisons under this heading between 2006 and 2005 refer to the 16-week periods ended January 22, 2006 and January 23, 2005, respectively, unless otherwise indicated.
Overview
     Jack in the Box Inc. (the “Company”) owns, operates and franchises Jack in the Box® quick-service restaurants and Qdoba Mexican Grill (“Qdoba”) fast-casual restaurants, primarily in the western and southern United States. As of January 22, 2006, the Company owned, operated and franchised 2,052 Jack in the Box quick-service restaurants and 273 Qdoba fast-casual restaurants.
     The Company’s primary source of revenue is from company-operated restaurants. The Company also derives revenue from distribution sales to Jack in the Box and Qdoba franchises, retail sales from fuel and convenience stores (“Quick Stuff®”), royalties from franchised restaurants, rents from real estate leased to certain franchisees, initial franchise fees and development fees, and gains from the sale of company-operated restaurants to franchisees.
     The quick-serve restaurant industry has remained complex and challenging in recent years. Challenges presently facing the sector include higher levels of consumer expectations, intense competition with respect to market share, restaurant locations, labor, menu and product development, the emergence of the fast-casual restaurant segment, changes in the economy and trends for healthier eating.
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
     The following summarizes the most significant events occurring in the first quarter of fiscal year 2006:
•	Restaurant Sales. New product introductions, strong customer response to marketing messages promoting the chain’s premium products and value menu, along with general economic improvement in the retail sector and favorable weather in many of the company’s major markets contributed to strong sales growth at Jack in the Box restaurants. In the first quarter of fiscal 2006, this positive sales momentum resulted in an increase in sales at restaurants open more than one year (“same-store sales”) of 5.5% at Jack in the Box company-operated restaurants and 7.9% at Qdoba system restaurants. In fiscal 2006, we project same-store sales at Jack in the Box company restaurants to increase 3.5% to 4.5% and 4.0% to 6.0% at Qdoba restaurants.

•	Improved Service. We hosted a breakthrough three-day conference for all Jack in the Box company and franchise restaurant managers to engage them in the service vision and provide them tools for improving guest service at their restaurants.

•	New Restaurant Designs. As planned, the Company continues testing new interior and exterior designs for its Jack in the Box restaurants that more effectively integrate Jack’s personality into the facilities. The design enhancements are intended to create a more contemporary atmosphere and promote more in-restaurant dining.

•	Repurchase of Common Stock. Pursuant to a stock repurchase program authorized by our Board of Directors, the Company repurchased approximately 1.4 million shares of its common stock in the first quarter for approximately $50 million.

     The following table sets forth, unless otherwise indicated, the percentage relationship to total revenues of certain items included in the Company’s consolidated statements of earnings.
STATEMENTS OF EARNINGS DATA

	2006	2005

Revenues:
Restaurant sales	78.0%	83.0%
Distribution and other sales	17.1	12.6
Franchise rents and royalties	3.8	3.3
Other	1.1	1.1

Total revenues	100.0%	100.0%

Costs of revenues:
Restaurant costs of sales (1)	31.9%	31.5%
Restaurant operating costs (1)	51.8	52.2
Costs of distribution and other sales (1)	98.7	99.1
Franchise restaurant costs (1)	41.6	41.5
Total costs of revenues	83.7	83.3
Selling, general and administrative	10.9	10.8
Earnings from operations	5.4	5.9

(1)	As a percentage of the related sales and/or revenues.
     Effective October 3, 2005, we adopted the fair value recognition provisions of Statement of Financial Accounting Standards (“SFAS”) 123R, Share-Based Payment, using the modified prospective method of adoption. Under this method, compensation expense that we recognized for the quarter ended January 22, 2006 included: (a) compensation expense for all share-based payments granted prior to, but not yet vested as of, October 3, 2005, based on the grant date fair value estimated in accordance with the original provisions of SFAS 123, Accounting for Stock-Based Compensation, and (b) compensation expense for all share-based payments granted on or after October 3, 2005, based on the grant date fair value estimated in accordance with the provisions of SFAS 123R. Results for prior periods have not been restated. The following table summarizes the impact of adopting SFAS 123R in the first quarter of 2006:

					Impact of Q1 2006 Option
					Expense
	2006	2005	$ Change	% Change	$ Amount	% Change

Total revenues	$819,717	$737,707	82,010	11.1%	—	—
Costs of revenues	686,118	614,611	71,507	11.6%	—	—
Selling, general and administrative	89,550	79,558	9,992	12.6%	2,606	3.3%
Earnings from operations	44,049	43,538	511	1.2%	2,606	6.0%
Net earnings	25,223	25,430	(207)	(.8)%	1,642	6.5%

Basic net earnings per share	$.72	$.71	.01	1.4%	.05	7.0%
Diluted net earnings per share	$.70	$.68	.02	2.9%	.05	7.3%
     As of January 22, 2006, compensation costs related to nonvested awards not yet recognized and the weighted-average period over which the costs are expected to be recognized is $19.3 million and 2.3 years, respectively.

The following table summarizes the number of systemwide restaurants:
SYSTEMWIDE RESTAURANT UNITS

	January 22,	October 2,	January 23,
	2006	2005	2005

Jack in the Box:
Company-operated	1,520	1,534	1,549
Franchised	532	515	465

Total system	2,052	2,049	2,014

Qdoba:
Company-operated	60	57	54
Franchised	213	193	144

Total system	273	250	198

Consolidated:
Company-operated	1,580	1,591	1,603
Franchised	745	708	609

Total system	2,325	2,299	2,212

Revenues
     Restaurant sales increased $27.8 million, or 4.5%, to $639.9 million in 2006 from $612.1 million in 2005. This growth primarily reflects an increase in per store average (“PSA”) sales at Jack in the Box and Qdoba restaurants, partially offset by a decrease in the number of Jack in the Box company-operated restaurants. Same-store sales at Jack in the Box company-operated restaurants increased 5.5% in the quarter compared with a year ago, primarily due to the success of new product introductions, positive customer response to marketing messages promoting our premium products and value menu, general economic improvement and favorable weather conditions in many of our major markets.
     Distribution and other sales, representing distribution sales to Jack in the Box and Qdoba franchisees, as well as Quick Stuff fuel and convenience store sales, increased $47.0 million, to $140.0 million in 2006 compared with $93.0 million in 2005. Sales from our Quick Stuff locations increased due primarily to an increase in the number of locations to 46 at the end of the quarter from 32 a year ago, as well as higher retail prices per gallon of fuel. Distribution sales grew primarily due to an increase in the number of Jack in the Box and Qdoba franchised restaurants serviced by our distribution centers.
     Franchise rents and royalties increased $6.2 million compared with 2005, to $30.9 million in 2006, due primarily to an increase in the number of franchised restaurants. The number of franchised restaurants at the end of the quarter grew to 745 from 609 a year ago, primarily reflecting the franchising of Jack in the Box company-operated restaurants and new restaurant development by franchisees.
     Other revenues, principally gains and fees from the sale of company-operated restaurants to franchisees, increased to $9.0 million in 2006 from $7.9 million in 2005, reflecting the sale of 17 Jack in the Box restaurants to franchisees compared with 13 restaurants a year ago. We continued our strategy of selectively selling Jack in the Box company-operated restaurants to franchisees with the goal of improving operating margins and accelerating cash flows which enables us to develop new restaurants, reinvest in our restaurant re-image program and repurchase the Company’s common stock without incurring additional debt or diluting equity. In fiscal 2006, we expect other revenues to be approximately $32-34 million, primarily from the sale of 60-65 restaurants.
Costs and Expenses
     Restaurant costs of sales, which include food and packaging costs, increased to $203.9 million, in 2006 from $193.0 million in 2005, primarily due to sales growth. As a percentage of restaurant sales, restaurant costs of sales increased to 31.9% of sales in 2006 from 31.5% in 2005, largely as a result of the promotion of our premium products and value menu, which have proportionately higher food costs but yield favorable profits, and higher packaging costs partially offset by lower ingredient costs.

     Restaurant operating costs increased to $331.1 million, in 2006 from $319.3 million in 2005. As a percentage of restaurant sales, operating costs improved to 51.8% in 2006 from 52.2% in 2005. The percentage improvement in 2006 is primarily due to fixed-cost leverage on same-store sales growth, offset in part by higher costs for utilities.
     Costs of distribution and other sales increased to $138.2 million, in 2006 from $92.1 million in 2005, primarily reflecting an increase in the related sales. As a percent of the related sales, these costs have decreased since a year ago, due primarily to the fixed-cost leverage provided by higher retail prices per gallon of fuel.
     Franchised restaurant costs, principally rents and depreciation on properties leased to Jack in the Box franchisees, increased to $12.9 million, in 2006 from $10.2 million in 2005, due primarily to an increase in the number of franchised restaurants. As a percentage of franchise rents and royalties, franchise restaurant costs have remained fairly consistent increasing slightly to 41.6% in 2006 compared with 41.5% in 2005.
     Selling, general and administrative expenses increased to $89.6 million, or 10.9% of revenues, in 2006 from $79.6 million, or 10.8% of revenues, in 2005. The leverage provided from higher revenues was offset by the inclusion of $2.6 million of stock option expense, a $2.4 million charge for a legal settlement related to a labor matter in California and higher pension costs.
     Interest expense, net was $4.0 million in both 2006 and 2005. Interest income was $1.7 million in 2006 compared with $0.9 million in 2005, reflecting higher interest rates on invested cash. The increase in interest income was offset by an increase in the average interest rates incurred on Company’s credit facility compared with a year ago.
     The income tax provisions reflect tax rates of 37% in 2006 and 35.7% in 2005. The lower tax rate in 2005 relates primarily to the retroactive reinstatement of the Work Opportunity Tax Credit. We expect the annual tax rate for fiscal year 2006 to be 37% – 37.5%. The final annual tax rate cannot be determined until the end of the fiscal year; therefore, the actual rate could differ from our current estimates.
Net Earnings
     Net earnings were $25.2 million, or $.70 per diluted share, in 2006 compared to $25.4 million, or $.68 per diluted share, in 2005. In the quarter, Qdoba was accretive to earnings, as anticipated.
Liquidity and Capital Resources
     General. Cash and cash equivalents decreased $2.1 million to $101.6 million at January 22, 2006 from $103.7 million at the beginning of the fiscal year due primarily to the Company’s stock repurchase program, which offset cash flows provided by operating activities and proceeds from assets held for sale and leaseback. We generally reinvest available cash flows from operations to develop new or enhance existing restaurants and to repurchase shares of our common stock.
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
     Credit Facility. Our credit facility is comprised of (i) a $200 million revolving credit facility maturing on January 8, 2008 with a rate of London Interbank Offered Rate (“LIBOR”) plus 2.25% and (ii) a $270.2 million term loan maturing on January 8, 2011 with a rate of LIBOR plus 1.50%. The credit facility requires the payment of an annual commitment fee based on the unused portion of the credit facility. The annual commitment rate and the credit facility’s interest rates are based on a financial leverage ratio, as defined in the credit agreement. The Company and certain of its subsidiaries granted liens in substantially all personal property assets to secure our respective obligations under the credit facility. Under certain circumstances, the Company and each of its certain subsidiaries may be required to grant liens in certain real property assets to secure their respective obligations under the credit facility. Additionally, certain of our real and personal property secure other indebtedness of the Company. At January 22, 2006, we had no borrowings under our revolving credit facility and had letters of credit outstanding against our credit facility of $0.3 million.
     Effective October 6, 2005, we amended our credit facility to achieve a 25 basis points reduction in the term loan’s applicable margin, to expand the categories of investments allowable under the credit agreement, and to provide for an aggregate amount of $200 million for the acquisition of our common stock or the potential payment of cash dividends. Fees paid in connection with the repricing were customary for such arrangements of this type and were not material.

     Letter of Credit Agreement — To reduce the Company’s letter of credit fees, the Company entered into a separate cash-collateralized letter of credit agreement in October 2004. At January 22, 2006, the Company had letters of credit outstanding under this agreement of $41.6 million, which were collateralized by approximately $45.8 million of cash and cash equivalents. Although the Company intends to continue this arrangement, it has the ability to terminate the cash-collateralized letter of credit agreement thereby eliminating restrictions on the $45.8 million cash and cash equivalent balance.
     Interest Rate Swaps — To reduce the Company’s exposure to rising interest rates, in March 2005, the Company entered into two interest rate swap agreements that effectively converted $130 million of its variable rate term loan borrowings to a fixed rate basis through March 2008. The agreements have been designated as cash flow hedges under the terms of SFAS 133, Accounting for Derivative Instruments and Hedging Activities. Accordingly, changes in the fair value of the interest rate swap contracts are recorded, net of taxes, as a component of accumulated other comprehensive income in the accompanying condensed consolidated balance sheet as of January 22, 2006. These agreements effectively convert a portion of the Company’s variable rate bank debt to fixed rate debt and have an average pay rate of 4.28%, yielding a fixed rate of 5.78% including the term loan’s 1.50% applicable margin.
     We are subject to a number of covenants under our various debt instruments, including limitations on additional borrowings, acquisitions, loans to franchisees, capital expenditures, lease commitments and dividend payments, as well as requirements to maintain certain financial ratios, cash flows and net worth. As of January 22, 2006, we were in compliance with all debt covenants.
     Total debt outstanding decreased to $295.8 million at January 22, 2006 from $298.0 million at the beginning of the fiscal year, due to scheduled debt repayments made during the year, including payments made on capital leases.
     Sale of Company-Operated Restaurants. We have continued our strategy of selectively franchising Jack in the Box company-operated restaurants, selling 17 restaurants in 2006 compared with 13 a year ago. Proceeds from the sale of company-operated restaurants were $9.5 million at January 22, 2006 and $8.5 million at January 23, 2005.
     Common Stock Repurchase Program. Pursuant to a $150 million stock repurchase program authorized by our Board of Directors in September 2005, the Company repurchased 1,444,700 shares of its common stock for approximately $50 million during the first quarter. This stock repurchase program is intended to increase shareholder value and offset the dilutive effect of stock option exercises.
     Capital Expenditures. Cash flows used for additions to property and equipment decreased to $25.4 million in 2006 from $30.5 million in 2005, due primarily to a decrease in new site spending. In 2005, we also incurred capital lease obligations of $0.4 million. We expect capital expenditures to be $140-150 million in fiscal 2006.
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
Discussion of Critical Accounting Policies
     We have identified the following as the Company’s most critical accounting policies, which are those that are most important to the portrayal of the Company’s financial condition and results and require management’s most subjective and complex judgments. Information regarding the Company’s other significant accounting policies are disclosed in Note 1 of our most recent Annual Report on Form 10-K filed with the Securities and Exchange Commission (“SEC”).
     Share-based Compensation — The Company accounts for share-based compensation in accordance with SFAS 123R. Under the provisions of SFAS 123R, share-based compensation cost is estimated at the grant date based on the award’s fair-value as calculated by a binomial-based option pricing model and is recognized as expense ratably over the requisite service period. The binomial model requires various highly judgmental assumptions including volatility, forfeiture rates, and expected option life. If any of the assumptions used in the model change significantly, share-based compensation expense may differ materially in the future from that recorded in the current period.

     Retirement Benefits — The Company sponsors pension and other retirement plans in various forms covering those employees who meet certain eligibility requirements. Several statistical and other factors which attempt to anticipate future events are used in calculating the expense and liability related to the plans, including assumptions about the discount rate, expected return on plan assets and the rate of increase in compensation levels, as determined by the Company using specified guidelines. In addition, our outside actuarial consultants also use certain statistical factors such as turnover, retirement and mortality rates to estimate the Company’s future benefit obligations. The actuarial assumptions used may differ materially from actual results due to changing market and economic conditions, higher or lower turnover and retirement rates or longer or shorter life spans of participants. These differences may impact the amount of pension expense recorded by the Company. Due principally to decreases in discount rates, the pension expense in fiscal year 2006 is expected to be approximately $4.8 million higher than fiscal year 2005 pension expense.
     Self Insurance — The Company is self-insured for a portion of its current and prior years’ losses related to its workers’ compensation, general liability, automotive, medical, and dental programs. In estimating the Company’s self insurance accruals, we use independent actuarial estimates of expected losses, which are based on statistical analyses of historical data. These assumptions are closely monitored and adjusted when warranted by changing circumstances. Should a greater amount of claims occur compared to what was estimated or medical costs increase beyond what was expected, accruals might not be sufficient, and additional expense may be recorded.
     Long-lived Assets — Property, equipment and certain other assets, including amortized intangible assets, are reviewed for impairment when indicators of impairment are present. This review includes a market-level analysis and evaluations of restaurant operating performance from operations and marketing management. When indicators of impairment are present, we perform an impairment analysis on a restaurant-by-restaurant basis. If the sum of undiscounted future cash flows is less than the net carrying value of the asset, we recognize an impairment loss by the amount which the carrying value exceeds the fair value of the asset. Our estimates of future cash flows may differ from actual cash flows due to, among other things, economic conditions or changes in operating performance. In fiscal 2006, we recorded immaterial impairment charges related to certain restaurant closures. During the first quarter of 2006, we noted no other indicators of impairment of our long-lived assets.
     Goodwill and Other Intangibles — We also evaluate goodwill and intangible assets not subject to amortization annually or more frequently if indicators of impairment are present. If the determined fair values of these assets are less than the related carrying amounts, an impairment loss is recognized. The methods we use to estimate fair value include future cash flow assumptions, which may differ from actual cash flows due to, among other things, economic conditions or changes in operating performance. During the fourth quarter of fiscal 2005, we reviewed the carrying value of our goodwill and indefinite life intangible assets and determined that no impairment existed as of October 2, 2005.
     Allowances for Doubtful Accounts — Our trade receivables consist primarily of amounts due from franchisees for rents on subleased sites, royalties and distribution sales. In certain circumstances, we may also have receivables related to financing provided on the sale of company-operated restaurants to certain qualified franchisees. We continually monitor amounts due from franchisees and maintain an allowance for doubtful accounts for estimated losses resulting from the inability of our franchisees to make required payments. This estimate is based on our assessment of the collectibility of specific franchisee accounts, as well as a general allowance based on historical trends, the financial condition of our franchisees, consideration of the general economy and the aging of such receivables. The Company has good relationships with its franchisees and high collection rates; however, if the future financial condition of our franchisees were to deteriorate, resulting in their inability to make specific required payments, additions to the allowance for doubtful accounts may be required.
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
     On June 1, 2005 the FASB issued SFAS 154, Accounting Changes and Error Corrections, which replaces APB 20, Accounting Changes, and SFAS 3, Reporting Accounting Changes in Interim Financial Statements. SFAS 154 applies to all voluntary changes in accounting principle, and changes the requirements for accounting for and reporting of a change in accounting principle. SFAS 154 requires retrospective application to prior periods’ financial statements of a voluntary change in accounting principle unless it is impractical. APB 20 previously required that most voluntary changes in accounting principle be recognized by including in net income of the period of the change the cumulative effect of changing to the new accounting principle. SFAS 154 is effective for accounting changes made in fiscal years beginning after December 15, 2005. Earlier application is permitted for accounting changes made in fiscal years beginning after June 1, 2005. We expect the adoption of this standard will not have a material impact on our financial position, results of operations or cash flows.
Cautionary Statements Regarding Forward-Looking Statements
     This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of the federal securities law. These forward-looking statements are principally contained in the sections captioned, Notes to Consolidated Financial Statements and Management’s Discussion and Analysis. Forward-looking statements are generally identifiable by the use of the words “anticipate,” “assume,” “believe,” “strategy,” “estimate,” “seek,” “expect,” “intend,” “plan,” “project,” “may,” “will,” “would,” and similar expressions. Forward-looking statements are based on management’s current plans and assumptions and are subject to known and unknown risks and uncertainties, which may cause actual results to differ materially from expectations. You should not place undue reliance on forward-looking statements. The following are some of the considerations and factors that could materially affect our results.
•	Whether new interior and exterior designs will foster increases in sales at re-imaged restaurants and yield the desired return on investment.

•	The risk of widespread negative publicity, whether or not based in fact, which affects consumer perceptions about the health, safety or quality of food and beverages served at our restaurants.

•	Costs may exceed projections, including costs for food ingredients, fuel, utilities, real estate, insurance, equipment, technology, construction of new and remodeled restaurants, and labor including increases in minimum wage, workers compensation and other insurance and healthcare.

•	There can be no assurances that the Company’s growth objectives in the regional domestic markets in which it operates restaurants and convenience stores will be met or that the new facilities will be profitable. Anticipated and unanticipated delays in development, sales softness and restaurant closures may have a material adverse effect on the Company’s results of operations. The development and profitability of restaurants can be adversely affected by many factors, including the ability of the Company and its franchisees to select and secure suitable sites on satisfactory terms, costs of construction, the availability of financing and general business and economic conditions.

•	Aggressive competition from numerous and varied competitors (some with significantly greater financial resources) in all areas of business, including new concepts, facility design, competition for labor, new product introductions, promotions and discounting. Additionally, the trend toward convergence in grocery, deli and other types of food services may increase the number of our competitors.

•	The realization of gains from the sales of company-operated restaurant to existing and new franchisees depends upon various factors, including sales trends, the financing market and economic conditions. The number of franchises sold and the amount of gain realized from the sale of an on-going business may not be consistent from quarter-to-quarter and may not meet expectations.

•	The risks and costs of legal claims such as class actions involving employees, franchisees, shareholders or consumers, including costs related to potential settlement or judgments.

•	The impact on the Company’s financial results from changes in accounting standards, policies or practices or related interpretations by auditors or regulatory entities, including changes in tax accounting or tax laws.

•	Information security risks and the Company’s costs or exposures associated with maintaining the security of information and the use of cashless payments. Such risks include increased investment in technology and costs of compliance with consumer protection and other laws.

•	The risks, and potential impact upon sales and expenses, of significant demographic changes, adverse weather, economic conditions such as inflation or recession or political conditions such as terrorist activity or the effects of war, or other significant events, particularly in California and Texas where approximately 70% of Jack in the Box restaurants are located; new legislation and governmental regulation; the possibility of unforeseen events affecting the food service industry in general and other factors over which the Company has no control can adversely affect our results of operation.
     This discussion of uncertainties is not exclusive. Additional risk factors associated with our business are mentioned in Management’s Discussion and Analysis in this Form 10-Q and detailed in our Annual Report on Form 10-K for fiscal year 2005 filed with the SEC. Jack in the Box Inc. assumes no obligation and does not intend to update these forward-looking statements.
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS
     Our primary exposure relating to financial instruments are changes in interest rates. The Company uses interest rate swap agreements to reduce exposure to interest rate fluctuations. At January 22, 2006, the Company had two interest rate swap agreements having an aggregate notional amount of $130 million expiring March 2008. These agreements effectively convert a portion of the Company’s variable rate bank debt to fixed rate debt and have an average pay rate of 4.28%, yielding a fixed rate of 5.78% including the term loan’s 1.50% applicable margin.
     Our credit facility, which is comprised of a revolving credit facility and a term loan, bears interest at an annual rate equal to the prime rate or LIBOR plus an applicable margin based on a financial leverage ratio. As of January 22, 2006, the applicable margin for the LIBOR-based revolving loans and term loan were set at 2.25% and 1.50%, respectively. A hypothetical 100 basis point increase in short-term interest rates, based on the unhedged outstanding balance of our revolving credit facility and term loan at January 22, 2006, would result in an estimated increase of $1.4 million in annual interest expense.
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
     We are also exposed to the impact of commodity and utility price fluctuations related to unpredictable factors such as weather and various other market conditions outside our control. Our ability to recover increased costs through higher prices is limited by the competitive environment in which we operate. From time-to-time we enter into futures and option contracts to manage these fluctuations. Open commodity futures and option contracts at January 22, 2006 were not significant.
     At January 22, 2006, we had no other material financial instruments subject to significant market exposure.

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
     There were no changes in the Company’s internal control over financial reporting during the period covered by this quarterly report on Form 10-Q that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.
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
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
     On September 16, 2005, the Board of Directors authorized a $150 million stock repurchase program through the end of fiscal year 2008 which was announced September 21, 2005. The following table summarizes treasury stock purchases made by the Company under this authorization during the quarter ended January 22, 2006:

(c)
			Total number of	(d)
	(a)		shares purchased	Maximum
	Total	(b)	as part of	dollarvalue that
	number of	Average	publicly	may yet be
	shares	price paid	announced	purchased under
	purchased	per share	program	the program

November 28, 2005 — December 25, 2005	822,000	$34.64	822,000	$121,500,000
December 26, 2005 — January 22, 2006	622,700	$34.51	622,700	$100,000,000
     We did not pay any cash or other dividends during the last two fiscal years. Our credit agreement provides for an aggregate amount of $200 million for the acquisition of our common stock or the potential payment of cash dividends. However, we do not anticipate paying dividends in the foreseeable future.

ITEM 6. EXHIBITS

Number	Description
3.1	Restated Certificate of Incorporation, as amended(16)
3.2	Amended and Restated Bylaws(13)
3.2(a)	“Emergency” Bylaw Amendment(24)

     (The bylaw allows special procedures to call, provide notice of and establish a quorum at meetings of directors should they be needed in the event of an emergency as defined in Delaware Corporate Law.)

4.1	Indenture for the 8 3/8% Senior Subordinated Notes due 2008(6)

     (Instruments with respect to the registrant’s long-term debt not in excess of 10% of the total assets of the registrant and its subsidiaries on a consolidated basis have been omitted. The registrant agrees to furnish supplementally a copy of any such instrument to the Commission upon request.)

4.2	Shareholder Rights Agreement(3)
10.1	Amended and Restated Credit Agreement dated as of January 8, 2004 by and among Jack in the Box Inc. and the lenders named therein(13)
10.1.1	First Amendment dated as of June 18, 2004 to the Amended and Restated Credit Agreement(14)
10.1.2	Second Amendment and Consent dated as of September 24, 2004 to the Amended and Restated Credit Agreement(18)
10.1.3	Third Amendment dated as of January 31, 2005 to the Amended and Restated Credit Agreement(20)
10.1.4	Fourth Amendment dated as of September 30, 2005 to the Amended and Restated Credit Agreement (25)
10.2	Purchase Agreements dated as of January 22, 1987 between Foodmaker, Inc. and FFCA/IIP 1985 Property Company and FFCA/IIP 1986 Property Company(1)
10.3	Land Purchase Agreements dated as of February 18, 1987 by and between Foodmaker, Inc. and FFCA/IPI 1984 Property Company and FFCA/IPI 1985 Property Company and Letter Agreement relating thereto(1)
10.4.1*	Amended and Restated 1992 Employee Stock Incentive Plan(4)
10.4.2*	Jack in the Box Inc. 2002 Stock Incentive Plan(9)
10.5*	Capital Accumulation Plan for Executives(8)
10.5.1*	First Amendment dated as of August 2, 2002 to the Capital Accumulation Plan for Executives(10)
10.6*	Supplemental Executive Retirement Plan(8)
10.6.1*	First Amendment dated as of August 2, 2002 to the Supplemental Executive Retirement Plan(10)
10.7*	Amended and Restated Performance Bonus Plan(26)
10.7.1*	Bonus Program for Fiscal 2005 Under the Performance Bonus Plan(20)
10.8*	Deferred Compensation Plan for Non-Management Directors(2)
10.9*	Amended and Restated Non-Employee Director Stock Option Plan(7)
10.10*	Form of Compensation and Benefits Assurance Agreement for Executives(5)
10.11*	Form of Indemnification Agreement between Jack in the Box Inc. and certain officers and directors(10)
10.12	Consent Agreement(10)
10.13*	Executive Deferred Compensation Plan(11)
10.14*	Form of Restricted Stock Award for certain executives(11)
10.14.1*	Form of Restricted Stock Award for certain executives under the 2004 Stock Incentive Plan(22)
10.14(a)	Schedule of Restricted Stock Awards (25)
10.15*	Executive Agreement between Jack in the Box Inc. and Gary J. Beisler, President and Chief Executive Officer of Qdoba Restaurant Corporation(12)
10.16*	Amended and Restated 2004 Stock Incentive Plan(19)
10.17	Form of Stock Option Awards(15)
10.18	Retirement Agreement between Jack in the Box Inc. and John F. Hoffner, Executive Vice President and Chief Financial Officer(17)
10.19	Principal Officer, Terms of Employment(21)
10.20	The Jack in the Box Inc. Non-Employee Director Stock Option Award Agreement under the 2004 Stock Incentive Plan(23)
10.21	Executive Compensation — Base Salaries (25)
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Management contract or compensatory plan.

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
(8) Previously filed and incorporated herein by reference from registrant’s Annual Report on Form 10-K for the fiscal year ended September 30, 2001.
(9) Previously filed and incorporated herein by reference from the registrant’s Definitive Proxy Statement dated January 18, 2002 for the Annual Meeting of Stockholders’ on February 22, 2002.
(10) Previously filed and incorporated herein by reference from registrant’s Annual Report on Form 10-K for the fiscal year ended September 29, 2002.
(11) Previously filed and incorporated herein by reference from registrant’s Quarterly Report on Form 10-Q for the quarter ended January 18, 2003.
(12) Previously filed and incorporated herein by reference from registrant’s Quarterly Report on Form 10-Q for the quarter ended April 11, 2003.
(13) Previously filed and incorporated herein by reference from the registrant’s Quarterly Report on Form 10-Q for the quarter ended January 18, 2004.
(14) Previously filed and incorporated herein by reference from the registrant’s Quarterly Report on Form 10-Q for the quarter ended July 4, 2004.
(15) Previously filed and incorporated herein by reference from the registrant’s Current Report on Form 8-K dated September 10, 2004
(16) Previously filed and incorporated herein by reference from the registrant’s Current Report on Form 8-K dated October 7, 2004.
(17) Previously filed and incorporated herein by reference from the registrant’s Current Report on Form 8-K dated November 17, 2004.
(18) Previously filed and incorporated herein by reference from registrant’s Annual Report on Form 10-K for the fiscal year ended October 3, 2004.
(19) Previously filed and incorporated herein by reference from the registrant’s Current Report on Form 8-K dated February 24, 2005.
(20) Previously filed and incorporated herein by reference from the registrant’s Quarterly Report on Form 10-Q for the quarter ended January 23, 2005.
(21) Previously filed and incorporated herein by reference from the registrant’s Current Report on Form 8-K dated March 14, 2005.
(22) Previously filed and incorporated herein by reference from the registrant’s Current Report on Form 8-K dated October 24, 2005.
(23) Previously filed and incorporated herein by reference from the registrant’s Current Report on Form 8-K dated November 10, 2005.
(24) Previously filed and incorporated herein by reference from the registrant’s Current Report on Form 8-K dated November 10, 2005.
(25) Previously filed and incorporated herein by reference from registrant’s Annual Report on Form 10-K for the fiscal year ended October 2, 2005.
(26) Previously filed and incorporated herein by reference from the registrant’s Current Report on Form 8-K dated February 17, 2006.

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
Date: March 2, 2006