Form 10-Q
period 2006-04-16
JACK IN THE BOX INC /NEW/
filed 2006-05-16
CIK 807882

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended April 16, 2006
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
Yes ☐ No ☑
Number of shares of common stock, $.01 par value, outstanding as of the close of business May 11, 2006 - 35,347,106.

JACK IN THE BOX INC. AND SUBSIDIARIES

PART I. FINANCIAL INFORMATION
ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS
JACK IN THE BOX INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Dollars in thousands, except per share data)
(Unaudited)

	April 16,	October 2,
	2006	2005

ASSETS
Current assets:
Cash and cash equivalents (includes restricted cash of $45,735 and $45,580, respectively)	$159,134	$103,708
Accounts and notes receivable, net	27,200	21,227
Inventories	39,789	40,007
Prepaid expenses and other current assets	23,487	24,945
Deferred income tax asset	38,340	38,340
Assets held for sale and leaseback	42,708	55,743

Total current assets	330,658	283,970

Property and equipment, at cost	1,442,801	1,423,548
Less accumulated depreciation and amortization	575,158	545,563

Property and equipment, net	867,643	877,985

Other assets, net	177,547	176,031

	$1,375,848	$1,337,986

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Current maturities of long-term debt	$7,884	$7,788
Accounts payable	54,028	56,064
Accrued liabilities	210,466	211,438

Total current liabilities	272,378	275,290

Long-term debt, net of current maturities	285,937	290,213

Other long-term liabilities	158,356	148,251

Deferred income taxes	56,834	58,860

Stockholders’ equity:
Preferred stock $.01 par value, 15,000,000 authorized, none issued	—	—
Common stock $.01 par value, 75,000,000 authorized, 46,463,528 and 45,391,851 issued, respectively	465	454
Capital in excess of par value	410,818	380,161
Retained earnings	494,025	447,015
Accumulated other comprehensive loss, net	(28,506)	(29,563)
Unearned compensation	—	(8,233)
Treasury stock, at cost, 11,196,728 and 9,752,028 shares, respectively	(274,459)	(224,462)

Total stockholders’ equity	602,343	565,372

	$1,375,848	$1,337,986

See accompanying notes to consolidated financial statements

JACK IN THE BOX INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF EARNINGS
(In thousands, except per share data)
(Unaudited)

	Twelve Weeks Ended		Twenty-Eight Weeks Ended
	April 16,	April 17,	April 16,	April 17,
	2006	2005	2006	2005
Revenues:
Restaurant sales	$487,822	$477,968	$1,127,702	$1,090,108
Distribution and other sales	108,122	73,886	248,083	166,926
Franchise rents and royalties	21,240	16,611	52,143	41,267
Gain on sale of company-operated restaurants and other	9,052	7,536	18,025	15,407

	626,236	576,001	1,445,953	1,313,708

Costs of revenues:
Restaurant costs of sales	151,569	150,355	355,514	343,353
Restaurant operating costs	250,418	245,711	581,566	564,977
Costs of distribution and other sales	107,134	72,963	245,292	165,068
Franchised restaurant costs	9,984	8,189	22,851	18,431

	519,105	477,218	1,205,223	1,091,829

Selling, general and administrative	69,131	64,040	158,681	143,598

Earnings from operations	38,000	34,743	82,049	78,281

Interest expense, net	3,440	2,478	7,430	6,451

Earnings before income taxes	34,560	32,265	74,619	71,830

Income taxes	12,773	11,588	27,609	25,723

Net earnings	$21,787	$20,677	$47,010	$46,107

Net earnings per share:
Basic	$.63	$.57	$1.35	$1.28
Diluted	$.61	$.55	$1.31	$1.23

Weighted-average shares outstanding:
Basic	34,482	36,092	34,766	36,013
Diluted	35,701	37,395	35,921	37,340
See accompanying notes to consolidated financial statements.

JACK IN THE BOX INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Twenty-Eight Weeks Ended
	April 16,	April 17,
	2006	2005

Cash flows from operating activities:
Net earnings	$47,010	$46,107
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	47,198	45,931
Deferred finance cost amortization	599	487
Provision for deferred income taxes	(2,761)	(216)
Share-based compensation expense	6,566	1,856
Tax benefits from share-based compensation	(8,045)	5,408
Pension and post retirement expense	13,327	9,643
Gains on cash surrender value of Company-owned life insurance	(2,015)	(1,515)
Gains on the sale of company-operated restaurants	(14,186)	(12,523)
Losses on the sale of property and equipment, net	4,480	5,251
Changes in assets and liabilities:
Increase in receivables	(2,194)	(2,488)
Decrease (increase) in inventories	218	(6,975)
Decrease in prepaid expenses and other current assets	4,677	4,173
Increase (decrease) in accounts payable	(2,036)	9,716
Pension contributions	(7,217)	(653)
Increase (decrease) in other liabilities	13,177	(18,124)

Cash flows provided by operating activities	98,798	86,078

Cash flows from investing activities:
Purchase of property and equipment	(47,636)	(50,361)
Proceeds from the sale of property and equipment	702	1,979
Proceeds from the sale of company-operated restaurants	18,784	17,326
Proceeds from (purchase of) assets held for sale and leaseback, net	13,642	(8,747)
Collections on notes receivable	395	491
Purchase of investments	(5,655)	(4,690)
Other	(674)	(2,710)

Cash flows used in investing activities	(20,442)	(46,712)

Cash flows from financing activities:
Principal payments on debt	(4,180)	(4,670)
Debt costs	(260)	(343)
Repurchase of common stock	(49,997)	(64,159)
Excess tax benefits from share-based compensation arrangements	8,045	—
Proceeds from issuance of common stock	23,462	18,768

Cash flows used in financing activities	(22,930)	(50,404)

Net increase (decrease) in cash and cash equivalents	$55,426	$(11,038)

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

Basis of presentation and fiscal year – The accompanying consolidated financial statements of the Company and its subsidiaries have been prepared in accordance with U.S. generally accepted accounting principles and the rules and regulations of the Securities and Exchange Commission (“SEC”). In our opinion, all adjustments considered necessary for a fair presentation of financial condition and results of operations for these interim periods have been included. Operating results for one interim period are not necessarily indicative of the results for any other interim period or for the fiscal year. Certain prior year amounts in the consolidated financial statements and notes thereto have been reclassified to conform to the current year presentation, including the reclassification of interest income from other revenues to interest expense, net.

These financial statements should be read in conjunction with the consolidated financial statements and notes thereto contained in our Annual Report on Form 10-K for the fiscal year ended October 2, 2005.

Our fiscal year is 52 or 53 weeks ending the Sunday closest to September 30. Fiscal year 2006 and 2005 include 52 weeks. Our first quarter includes 16 weeks and each remaining quarter includes 12 weeks. All comparisons between 2006 and 2005 refer to the 12-week (“quarter”) and 28-week (“year-to-date”) periods ended April 16, 2006 and April 17, 2005, respectively, unless otherwise indicated.

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

Restricted cash - To reduce our letter of credit fees incurred under the credit facility, we entered into a separate cash-collateralized letter of credit agreement in October 2004. At April 16, 2006, we had letters of credit outstanding under this agreement of $42,526, which were collateralized by approximately $45,735 of cash and cash equivalents. Although we intend to continue this agreement, we have the ability to terminate the cash-collateralized letter of credit agreement thereby eliminating restrictions on the $45,735 restricted cash and cash equivalent balance.

Company-owned life insurance – We have elected to purchase company-owned life insurance policies. As of April 16, 2006 and October 2, 2005, the cash surrender values of these policies were $49,856 and $43,741, respectively, and are included in other assets, net in the accompanying consolidated balance sheets. A portion of these policies reside in an umbrella trust for use only to pay plan benefits to participants, or to pay creditors if the Company becomes insolvent. The cash surrender values of those policies covered under the trust were $23,968 and $22,927 as of April 16, 2006 and October 2, 2005, respectively. The trust also includes cash of $826 and $831 as of April 16, 2006 and October 2, 2005, respectively.

Share-based compensation – Effective October 3, 2005, we adopted the fair value recognition provisions of Statement of Financial Accounting Standards (“SFAS”) 123R, Share-Based Payment, which generally requires, among other things, that all employee share-based compensation be measured using a fair value method and that the resulting compensation cost be recognized in the financial statements. The Company selected the modified prospective method of adoption. Under this method, compensation expense that we recognized in 2006 included: (a) all share-based payments granted prior to, but not yet vested as of, October 3, 2005, estimated in accordance with the original provisions of SFAS 123, Accounting for Stock-Based Compensation, and (b) all share-based payments granted on or after October 3, 2005, estimated in accordance with the provisions of SFAS 123R. Results for prior periods have not been restated.

JACK IN THE BOX INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(Dollars in thousands, except per share data)
1.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

SFAS 123R requires the Company to estimate forfeitures in calculating the expense relating to share-based compensation as opposed to recognizing forfeitures as they occur. The adjustment to apply estimated forfeitures to previously recognized share-based compensation was considered immaterial and as such was not classified as a cumulative effect of a change in accounting principle. Furthermore, in accordance with the provisions of SFAS 123R, on October 3, 2005, we reclassified the balance in unearned compensation to capital in excess of par value in our consolidated balance sheet.

SFAS 123R also requires companies to calculate an initial “pool” of excess tax benefits available at the adoption date to absorb any tax deficiencies that may be recognized under SFAS 123R. The pool includes the net excess tax benefits that would have been recognized if the Company had adopted SFAS 123 for recognition purposes on its effective date.

We have elected to calculate the pool of excess tax benefits under the alternative transition method described in Financial Accounting Standards Board (“FASB”) Staff Position (“FSP”) FAS 123-3, Transition Election Related to Accounting for Tax Effects of Share-Based Payment Awards, which also specifies the method we must use to calculate excess tax benefits reported on the statement of cash flows. The excess tax benefits from share-based payment arrangements classified as financing cash flows for the twenty-eight weeks ended April 16, 2006 of $8,045 would not have been materially different if we had not adopted SFAS 123R; however, they would have been classified as operating cash flows rather than as financing cash flows.

Compensation expense for the Company’s share-based compensation awards are generally recognized on a straight-line basis during the service period of the respective grant. Certain awards continue to vest upon the recipient’s retirement from the Company. In these cases, for awards granted prior to October 2, 2005, the Company will recognize compensation costs over the service period and accelerate any remaining unrecognized compensation when the employee retires. For awards granted after October 2, 2005, the Company will recognize compensation costs over the shorter of the vesting period or the period from the date of grant to the date the employee becomes eligible to retire. For awards granted prior to October 3, 2005, had the Company recognized compensation cost over the shorter of the vesting period or the period from the date of grant to becoming retirement eligible, compensation costs recognized under SFAS 123R would not have been materially different.

In 2006, we recognized total share-based compensation expense and related tax benefits of $2,747 and $1,016, respectively, in the quarter and $6,567 and $2,430, respectively, year-to-date.

The following table represents the impact to our fiscal 2006 statements of earnings due to the change in the stock option expensing requirements resulting from our adoption of SFAS 123R:

	Twelve	Twenty-Eight
	Weeks	Weeks
Reduction in earnings from operations	$1,178	$3,784
Reduction in earnings before income taxes	1,178	3,784
Reduction in net earnings	742	2,384

Reduction in net earnings per share:
Basic	$.02	$.07
Diluted	$.02	$.07

JACK IN THE BOX INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(Dollars in thousands, except per share data)
1.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Prior to fiscal year 2006, stock awards were accounted for under Accounting Principles Board Opinion (“APB”) 25, Accounting for Stock Issued to Employees, using the intrinsic method, whereby compensation expense is recognized for the excess, if any, of the quoted market price of the Company’s stock at the date of grant over the exercise price. We applied the disclosure provisions of SFAS 123 as if the fair value based method had been applied in measuring compensation expense.

In 2005, had compensation expense been recognized for our share-based compensation plans by applying the fair value recognition provisions of SFAS 123, we would have recorded net earnings and earnings per share for the periods ended April 17, 2005 as follows:

	Twelve	Twenty-Eight
	Weeks	Weeks

Net earnings, as reported	$20,677	$46,107
Add: Share-based employee compensation expense included in reported net earnings, net of taxes	677	1,181
Deduct: Total share-based employee compensation expense determined under fair value based method for all awards, net of taxes	(1,876)	(4,189)

Pro forma net earnings	$19,478	$43,099

Net earnings per share:
Basic — as reported	$.57	$1.28
Basic — pro forma	$.54	$1.20

Diluted — as reported	$.55	$1.23
Diluted — pro forma	$.52	$1.15
For the pro forma disclosure, the estimated fair values of options were amortized on a straight line basis over their respective vesting periods of up to five years.

Gains on sale of company-operated restaurants and other revenues include gains from the sale of company-operated restaurants to franchisees of $7,472 and $14,186, respectively, in 2006 and $6,100 and $12,523, respectively, in 2005, as well as other franchise fees.

New accounting pronouncements – In November 2004, the FASB issued SFAS 151, Inventory Costs. SFAS 151 clarifies the accounting for abnormal amounts of idle facilities expense, freight, handling costs and wasted material. SFAS 151 is effective for inventory costs incurred during fiscal years beginning after June 15, 2005. The adoption of this Statement did not have a material impact on our operating results or financial condition.

In October 2005, the FASB issued Staff Position 13-1, Accounting for Rental Costs Incurred During a Construction Period (“FSP 13-1”). FSP 13-1 is effective for the first fiscal period beginning after December 15, 2005, and requires that rental costs associated with ground or building operating leases that are incurred during a construction period be recognized as rental expense. The adoption of this Staff Position did not have a material impact on our operating results or financial condition.

2.	CREDIT FACILITY AMENDMENT

Our credit facility is comprised of: (i) a $200,000 revolving credit facility maturing on January 8, 2008 with an interest rate of London Interbank Offered Rate (“LIBOR”) plus 2.25% and (ii) a $269,500 term loan maturing on January 8, 2011, with a rate of LIBOR plus 1.50%. Effective October 6, 2005, we amended our credit agreement to achieve a 25 basis point reduction in the term loan’s applicable margin to expand the categories of investments allowable

JACK IN THE BOX INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(Dollars in thousands, except per share data)
2.	CREDIT FACILITY AMENDMENT (continue)

under the credit agreement, and to provide for an aggregate amount of $200,000 for the acquisition of our common stock or the potential payment of cash dividends. Fees paid in connection with the repricing were customary for such arrangements of this type and were not material.

3.	RETIREMENT PLANS

Defined Benefit Pension Plans – We have qualified and non-qualified defined benefit pension plans covering those employees meeting certain eligibility requirements. These plans are subject to modification at any time. The plans provide retirement benefits based on years of service and compensation. It is our practice to fund retirement costs as necessary.

Net Periodic Pension Cost – The components of net periodic pension cost for each period are presented below:

	Twelve Weeks Ended		Twenty-Eight Weeks Ended
	April 16,	April 17,	April 16,	April 17,
	2006	2005	2006	2005

Service cost	$3,043	$2,086	$6,726	$4,866
Interest cost	3,383	2,791	7,558	6,513
Expected return on plan assets	(2,891)	(2,178)	(6,645)	(5,082)
Recognized actuarial loss	2,097	940	4,221	2,193
Net amortization	378	303	870	707

Net periodic pension cost	$6,010	$3,942	$12,730	$9,197

Future Cash Flows – In 2006, we have contributed $6,000 to our qualified plan and $1,021 to our non-qualified plan. The total qualified and non-qualified plan pension benefits expected to be paid in the remainder of fiscal 2006 are approximately $9,000.

Postretirement Benefit Plans – We also sponsor health care plans that provide postretirement medical benefits for employees who meet minimum age and service requirements. These plans are contributory, with retiree contributions adjusted annually, and contain other cost-sharing features such as deductibles and coinsurance. Our policy is to fund the cost of medical benefits in amounts determined at the discretion of management.

Our postretirement health plans provide for prescription drug benefits. The Medicare Prescription Drug, Improvement and Modernization Act of 2003 (“Act”) was signed into law on December 8, 2003. On May 19, 2004, the FASB issued FSP 106-2, Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003, which provides accounting guidance related to the Act. We adopted FSP 106-2 in fiscal year 2004 as required. The effect of the Medicare subsidy reduced service and interest costs, and increased net amortization by $8, $27 and $75, respectively, in the quarter and $18, $64, and $174, respectively, year-to-date.

Net Periodic Pension Cost – The components of net periodic postretirement benefit cost for each period are presented below:

	Twelve Weeks Ended		Twenty-Eight Weeks Ended
	April 16,	April 17,	April 16,	April 17,
	2006	2005	2006	2005

Service cost	$63	$57	$146	$133
Interest cost	236	221	551	516
Net amortization	(43)	(87)	(100)	(203)

Net periodic postretirement benefit cost	$256	$191	$597	$446

JACK IN THE BOX INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(Dollars in thousands, except per share data)
3.	RETIREMENT PLANS (continued)

Future Cash Flows – In 2006, we have contributed $196 to our postretirement benefit plans. The future benefits expected to be paid and the Medicare subsidy expected to be received are as follows:

	Gross	Act
Fiscal year	Payments	Subsidy

2006	$485	$26
2007	562	33
2008	656	41
2009	740	50
2010	829	60
Thereafter	5,366	525
4.	INCOME TAXES

The income tax provisions reflect tax rates of 37% in 2006 and 35.8% in 2005. The tax rate in 2005 reflects the benefit from the retroactive reinstatement of the Work Opportunity Tax Credit.

5.	STOCKHOLDERS’ EQUITY

Treasury Stock – Pursuant to a $150,000 stock repurchase program authorized by our Board of Directors in September 2005, the Company repurchased 1,444,700 shares of its common stock for approximately $50,000 during the first quarter of 2006. As of April 16, 2006, we had approximately $100,000 of repurchase availability remaining under this authorization.

Comprehensive Income – The Company’s total comprehensive income, net of taxes, was as follows:

	Twelve Weeks Ended		Twenty-Eight Weeks Ended
	April 16,	April 17,	April 16,	April 17,
	2006	2005	2006	2005

Net earnings	$21,787	$20,677	$47,010	$46,107
Net unrealized gain (loss) related to cash flow hedges, net of taxes	817	(614)	1,057	(614)

Total comprehensive income	$22,604	$20,063	$48,067	$45,493

The components of accumulated other comprehensive loss, net of taxes, were as follows:

	April 16,	October 2,
	2006	2005

Additional minimum pension liability adjustment	$(29,980)	$(29,980)
Net unrealized gain related to cash flow hedges	1,474	417

Accumulated other comprehensive loss	$(28,506)	$(29,563)

JACK IN THE BOX INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(Dollars in thousands, except per share data)
6.	SHARE-BASED EMPLOYEE COMPENSATION

Stock Incentive Plans – We offer share-based compensation plans to attract, retain, and motivate key officers, non-employee directors, and employees to work toward the financial success of the Company. The Company’s incentive plans are administered by the Compensation Committee of the Board of Directors and have been approved by the stockholders of the Company. Effective November 2005, the Amended and Restated 2004 Stock Incentive Plan (the “2004 Plan”) is the only plan under which new awards may be issued. The 2002 Stock Incentive Plan (the “2002 Plan”) was retired in November 2005.

The 2004 Plan was adopted in February 2004 and amended in February 2005 to increase the share authorization. The 2004 plan provides for the issuance of up to 3,250,000 common shares in connection with the granting of stock options, stock appreciation rights, restricted stock purchase rights, restricted stock bonuses, restricted stock units or performance units to key employees and directors. No more than 650,000 shares may be granted under this plan as restricted stock or performance-based awards.

There are four other plans under which we can no longer issue awards, although awards outstanding under these plans may still vest and be exercised: the 1992 Employee Stock Incentive Plan (the “1992 Plan”); the 1993 Stock Option Plan (the “1993 Plan”); the 2002 Plan; and the Non-Employee Director Stock Option Plan (the “Director Plan”).

In January 1992, we adopted the 1992 Plan, which allowed eligible employees to annually receive stock options, restricted stock and other various share-based awards. Subject to certain adjustments, up to a maximum of 3,775,000 shares of common stock may be sold or issued under the 1992 Plan.

In August 1993, we adopted the 1993 Plan, which allowed eligible employees who did not receive stock options under the 1992 Plan to receive stock options with an aggregate exercise price equivalent to a percentage of their eligible earnings. Approximately 3,000,000 shares of common stock may be sold or issued under the 1993 Plan.

In February 2002, we adopted the 2002 Plan, which allowed eligible officers and other key employees to receive stock options and incentive stock awards. Subject to certain adjustments, up to a maximum of 1,900,000 shares of common stock may be sold or issued under the 2002 Plan.

In February 1995, we adopted the Director Plan, which allowed any eligible non-employee director of the Company to annually receive stock options. The actual number of shares that may be purchased under the option was based on the relationship of a portion of each director’s compensation to the fair market value of the common stock, but was limited to a maximum of 10,000 shares annually. Subject to certain adjustments, up to a maximum of 650,000 shares of common stock may be sold or issued under the Director Plan.

The terms and conditions of the share-based awards under the plans are determined by the Compensation Committee of the Board of Directors on each award date, and may include provisions for the exercise price, expirations, vesting, restriction on sales and forfeitures, as applicable.

As of April 16, 2006, 2,218,969 shares of common stock were available for future issuance under the Company’s stock incentive plans. We issue new shares to satisfy stock option exercises and other share-based award stock issuances.

Non-Management Directors’ Deferred Compensation Plan – We also maintain a deferred compensation plan for non-management directors under which those who are eligible to receive fees or retainers may choose to defer receipt of their compensation. The amounts deferred are converted into stock equivalents at the current market price of our common stock. For directors who elect to defer, we provide an additional credit equal to 25% of the compensation initially deferred. Upon separation from the Board of Directors, these liabilities are settled in cash based on the number of stock equivalents and by the then current market price of our common stock.

JACK IN THE BOX INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(Dollars in thousands, except per share data)
6.	SHARE-BASED EMPLOYEE COMPENSATION (continued)

Employee Stock Purchase Plan – In February 2006, the stockholders of the Company approved an employee stock purchase plan for all eligible employees to purchase shares of common stock at 95% of the fair market value on the last day of each six-month offering period. Employees may authorize the Company to withhold up to 15% of their base compensation during any offering period, subject to certain limitations. A maximum of 100,000 shares of common stock may be issued under the plan. As of April 16, 2006, no shares have been issued.

Stock Options – Options granted generally have contractual terms up to 11 years and generally provide for an option exercise price of 100% of the quoted market value of the common stock at the date of grant. Furthermore, our options granted to employees generally vest over a four-year period, or sooner, for employees meeting certain age and years of service thresholds. Options issued to directors vest over a period of six months.

The following is a summary of stock option activity for the year-to-date period ended April 16, 2006:

			Weighted-
		Weighted-	Average
		Average	Remaining	Aggregate
		Exercise	Contractual	Intrinsic
	Shares	Price	Term (Years)	Value

Options outstanding at October 2, 2005	4,473,700	$23.56
Granted	72,400	31.38
Exercised	(1,118,427)	20.97
Forfeited	(106,933)	22.77
Expired	(9,005)	20.55

Options outstanding at April 16, 2006	3,311,735	24.64	6.33	$61,420

Options exercisable at April 16, 2006	2,271,146	23.79	5.52	44,055

Options exercisable and expected to vest at April 16, 2006	3,303,946	24.65	6.33	61,247

Effective in the fourth quarter of fiscal 2005, we began utilizing a binomial-based model to determine the fair value of options granted. The fair value of all prior options granted has been estimated on the date of grant using the Black-Scholes option-pricing model. Valuation models require the input of highly subjective assumptions, including the expected volatility of the stock price. The following weighted-average assumptions were used for stock option grants in each year:

	April 16,	April 17,
	2006	2005

Risk-free interest rate	4.01%	3.73%
Expected dividends yield	0.00%	0.00%
Expected stock price volatility	37.37%	39.40%
Expected life of options (in years)	5.92	5.87
In 2006, the risk-free interest rate was determined by a yield curve of risk-free rates based on published U.S. Treasury spot rates in effect at the time of grant, and has a term equal to the expected life. In 2005, the risk-free rate was based on the grant date rate for zero coupon U.S. Government issues with a remaining term similar to the expected life. The dividend yield assumption is based on the Company’s history and expectations of dividend payouts.

The expected stock price volatility in 2006 represents an average of the implied volatility and the Company’s long term mean reversion volatility. In 2005, prior to using a binomial-based model, the expected stock price volatility was based on the historical volatility of the Company’s stock for a period approximating the expected life.

The expected life of the options represents the period of time the options are expected to be outstanding and is based on historical trends.

JACK IN THE BOX INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(Dollars in thousands, except per share data)
6.	SHARE-BASED EMPLOYEE COMPENSATION (continued)

There were no options granted in the second quarter of 2006 or 2005. The weighted-average fair value of options granted was $12.77 in 2006 and $15.21 in 2005. The intrinsic value of stock options is defined as the difference between the current market value and the grant price. In 2006 and 2005, the total intrinsic value of stock options exercised was $22,417 and $6,187, respectively, in the quarter and $24,851 and $15,810, respectively, year-to-date.

For the quarter and year-to-date periods ended April 16, 2006, we expensed $1,178 and $3,784, respectively, in connection with the Company’s stock option awards. As of April 16, 2006, there was approximately $8,961 of total unrecognized compensation cost related to stock options granted under the Company’s stock incentive plans. That cost is expected to be recognized over a weighted-average period of 2.10 years.

Performance-Vested Stock Awards – In fiscal 2004, the use of performance-vested awards replaced stock option grants for certain employees. Performance awards represent a right to receive a certain number of shares of common stock upon satisfaction of performance goals at the end of a three-year period. The expected cost of the shares is being reflected over the performance period and is based on the fair value of the Company’s stock on the date of grant, reduced for estimated forfeitures. The following is a summary of performance-vested award activity for the year-to-date period ended April 16, 2006:

		Weighted-
		Average Grant
	Shares	Date Fair Value

Performance-vested awards outstanding at October 2, 2005	156,371	$32.36
Forfeited	(7,797)	32.17

Performance-vested awards outstanding at April 16, 2006	148,574	32.37

Vested at April 16, 2006	622	29.91
In 2006 and 2005, the expense recognized in connection with these awards was $342 and $319, respectively, in the quarter and $674 and $627, respectively, year-to-date. As of April 16, 2006, there was approximately $3,429 of total unrecognized compensation cost related to performance-vested stock awards. That cost is expected to be recognized over a weighted-average period of 1.89 years. In 2005, no performance-vested awards were granted and no common stock was issued in connection with these awards.

Nonvested Stock Awards – During fiscal year 2003, the Company established share ownership guidelines for certain executives. To assist management in meeting these guidelines, in fiscal 2003, we began awarding shares of nonvested stock to certain executives. These nonvested stock awards vest upon retirement or termination based upon years of service as provided in the award agreement. These awards have been recognized as capital in excess of par value in stockholders’ equity based upon the fair value of the Company’s common stock on the award date. Capital in excess of par value is amortized to compensation expense over the estimated vesting period.

The following is a summary of nonvested stock activity for the quarter ended April 16, 2006:

		Weighted-
		Average Grant
	Shares	Date Fair Value

Nonvested stock outstanding at October 2, 2005	345,470	$23.72
Issued	(8,250)	20.95
Forfeited	(46,750)	20.95

Nonvested stock outstanding at April 16, 2006	290,470	24.24

Vested at April 16, 2006	56,280	20.21
In 2006 and 2005, expense recognized in connection with these nonvested awards was $180 and $140, respectively, in the quarter and $420 and $287, respectively, year-to-date. As of April 16, 2006, there was approximately $5,157 of total unrecognized compensation cost related to nonvested stock awards, which are expected to be recognized over a weighted-average period of 6.60 years. In 2006, the total fair value of shares issued was $288. In 2005, no shares of nonvested stock were granted or issued.

JACK IN THE BOX INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(Dollars in thousands, except per share data)
6.	SHARE-BASED EMPLOYEE COMPENSATION (continued)

Non-Management Directors’ Deferred Compensation – Under our deferred compensation plan for non-management directors, our liability is adjusted at the end of each reporting period to reflect the value of the directors’ stock equivalents at the then market price of our common stock. In 2006 and 2005, the amount deferred and the stock appreciation on the deferred compensation recognized was $1,046 and $604, respectively, in the quarter and $1,688 and $942, respectively, year-to-date. Cash used to settle directors’ compensation upon a director’s retirement from the Board in the quarter ending April 16, 2006 was $1,067.

The following is a summary of the stock equivalent activity for the year-to-date period ended April 16, 2006:

		Weighted-
	Stocks	Average Grant
	Equivalents	Date Fair Value

Stock equivalents outstanding at October 2, 2005	123,083	$18.22
Deferred directors’ compensation	8,265	42.57
Cash distribution	(27,410)	38.92

Stock equivalents outstanding at April 16, 2006	103,938	20.79

7. AVERAGE SHARES OUTSTANDING
     The following table reconciles basic weighted-average shares outstanding to diluted weighted-average shares outstanding (in thousands):

	Twelve Weeks Ended		Twenty-Eight Weeks Ended
	April 16,	April 17,	April 16,	April 17,
	2006	2005	2006	2005

Weighted-average shares outstanding – basic	34,482	36,092	34,766	36,013
Assumed additional shares issued upon exercise of stock options, net of shares reacquired at the average market price	1,139	1,149	1,099	1,179
Assumed vesting of nonvested stock, net of shares reacquired at the average market price	80	154	56	148

Weighted-average shares outstanding – diluted	35,701	37,395	35,921	37,340

Stock options excluded (1)	325	—	329	—
Performance based awards excluded (2)	148	89	148	89

(1)	Excluded from diluted weighted-average shares outstanding because their exercise prices, unamortized compensation and tax benefits exceeded the average market price of common stock for the period.

(2)	Excluded from diluted weighted-average shares outstanding because the number of shares issued is contingent on performance achieved against metrics established for the performance period.
8.	COMMITMENTS, CONTINGENCIES AND LEGAL MATTERS

Commitments – We are principally liable for lease obligations on various properties sub-leased to third parties. We are also obligated under a lease guarantee agreement associated with a Chi-Chi’s restaurant property. Due to the bankruptcy of the Chi-Chi’s restaurant chain, previously owned by the Company, we are obligated to perform in accordance with the terms of a guarantee agreement, as well as four other lease agreements which expire at various dates in 2010 and 2011. During fiscal year 2003, we established an accrual for these lease obligations and do not anticipate incurring any additional charges in future years related to Chi-Chi’s bankruptcy. As of April 16, 2006, our accrual for the lease guarantee was $998 and the maximum potential amount of future payments was $1,675.

JACK IN THE BOX INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(Dollars in thousands, except per share data)
8.	COMMITMENTS, CONTINGENCIES AND LEGAL MATTERS (continued)

Legal Proceedings – During the first quarter of fiscal year 2006, we recorded a $2,400 charge for a legal settlement related to a labor matter in California.

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

Summarized financial information concerning our reportable segment is shown in the following table:

	Twelve Weeks Ended		Twenty-Eight Weeks Ended
	April 16,	April 17,	April 16,	April 17,
	2006	2005	2006	2005

Jack in the Box revenues	$609,624	$563,102	$1,409,218	$1,286,070
Jack in the Box earnings from operations	36,192	34,053	78,283	77,376
Interest expense and income taxes are not reported on an operating segment basis in accordance with the Company’s method of internal reporting.
     A reconciliation of reportable segment revenues to consolidated revenues follows:

	Twelve Weeks Ended		Twenty-Eight Weeks Ended
	April 16,	April 17,	April 16,	April 17,
	2006	2005	2006	2005

Jack in the Box revenues.	$609,624	$563,102	$1,409,218	$1,286,070
Qdoba revenues	16,612	12,899	36,735	27,638

Consolidated revenues	$626,236	$576,001	$1,445,953	$1,313,708

     A reconciliation of reportable segment earnings from operations to consolidated earnings from operations follows:

	Twelve Weeks Ended		Twenty-Eight Weeks Ended
	April 16,	April 17,	April 16,	April 17,
	2006	2005	2006	2005

Jack in the Box earnings from operations	$36,192	$34,053	$78,283	$77,376
Qdoba earnings from operations	1,808	690	3,766	905

Consolidated earnings from operations	$38,000	$34,743	$82,049	$78,281

10. SUPPLEMENTAL CASH FLOW INFORMATION

	Twenty-Eight Weeks Ended
	April 16,	April 17,
	2006	2005

Cash paid during the year for:
Interest, net of amounts capitalized	$11,241	$7,916
Income tax payments	26,996	31,884
Capital lease obligations incurred	—	431
Restricted stock issued	—	626

JACK IN THE BOX INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(Dollars in thousands, except per share data)
11.	RESTAURANT CLOSING, IMPAIRMENT CHARGES AND OTHER

In 2006 and 2005, we recorded immaterial impairment charges related to the closure of certain company-operated restaurants. Total accrued restaurant closing costs, included in accrued expenses and other long-term liabilities, were $5,215 and $5,495 as of April 16, 2006 as of October 2, 2005, respectively. In 2006, lease exit costs of $139 resulting from revisions to certain sublease assumptions were charged to operations and cash payments of $419 were applied against the restaurant closing costs accrual.

12.	SUBSEQUENT EVENT

Interest rate swaps – We are exposed to interest rate volatility with regard to existing variable rate debt. To reduce our exposure to rising interest rates, on April 24, 2006, we entered into an interest rate swap agreement that will effectively convert $60,000 of our variable rate term loan borrowings to a fixed rate basis beginning March 2008, concurrent with the end of our existing $60,000 interest rate swap, through April 2010. This agreement has been designated as cash flow hedge under the terms of SFAS 133, Accounting for Derivative Instruments and Hedging Activities, with effectiveness assessed based on changes in the present value of interest payments on the term loan.

13.	NEW ACCOUNTING PRONOUNCEMENTS

In March 2005, the Financial Accounting Standards Board (“FASB”) issued Interpretation No. 47, Accounting for Conditional Asset Retirement Obligations—an Interpretation of FASB Statement No. 143 (“FIN 47”). FIN 47 clarifies the term conditional asset retirement obligation and requires a liability to be recorded if the fair value of the obligation can be reasonably estimated. The types of asset retirement obligations that are covered by FIN 47 are those for which an entity has a legal obligation to perform an asset retirement activity; however, the timing and/or method of settling the obligation are contingent on a future event that may or may not be within the control of the entity. FIN 47 also clarifies when an entity would have sufficient information to reasonably estimate the fair value of an asset retirement obligation. FIN 47 is effective for fiscal years ending after December 15, 2005. We expect the adoption of FIN 47 will not have a material impact on our operating results or financial condition.

On June 1, 2005 the FASB issued SFAS 154, Accounting Changes and Error Corrections, which replaces APB 20, Accounting Changes, and SFAS 3, Reporting Accounting Changes in Interim Financial Statements. SFAS 154 applies to all voluntary changes in accounting principle, and changes the requirements of accounting for and reporting of a change in accounting principle. SFAS 154 requires retrospective application to prior periods’ financial statements of a voluntary change in accounting principle unless it is impractical. APB 20 previously required that most voluntary changes in accounting principle be recognized by including in net income of the period of the change the cumulative effect of changing to the new accounting principle. SFAS 154 is effective for accounting changes made in fiscal years beginning after December 15, 2005. Earlier application is permitted for accounting changes made in fiscal years beginning after June 1, 2005. We expect the adoption of this standard will not have a material impact on our financial position, results of operations or cash flows.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Results of Operations
     All comparisons under this heading between 2006 and 2005 refer to the 12-week (“quarter”) and 28-week (“year-to-date”) periods ended April 16, 2006 and April 17, 2005, respectively, unless otherwise indicated.
Overview
     Jack in the Box Inc. (the “Company”) owns, operates and franchises Jack in the Box® quick-service restaurants and Qdoba Mexican Grill (“Qdoba”) fast-casual restaurants, primarily in the western and southern United States. As of April 16, 2006, the Company owned, operated and franchised 2,055 Jack in the Box quick-service restaurants and 285 Qdoba fast-casual restaurants.
     The Company’s primary source of revenue is from company-operated restaurants. The Company also derives revenue from distribution sales to Jack in the Box and Qdoba franchisees, retail sales from fuel and convenience stores (“Quick Stuff®”), royalties from franchised restaurants, rents from real estate leased to certain franchisees, and initial franchise fees and development fees. The Company also recognized gains from the sale of company-operated restaurants to franchisees.
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
     To address these challenges and others, and to support our goal of becoming a national restaurant company, management has developed a strategic plan focused on three key initiatives. The first initiative is a holistic reinvention of the Jack in the Box brand through menu innovation, upgrading guest service and re-imaging Jack in the Box restaurant facilities to reflect the personality of Jack – the chain’s fictional founder and popular spokesman. The second initiative is a multifaceted growth strategy that includes opening new locations and improving the unit economics of each concept. The third strategic initiative is to expand franchising – through new restaurant development and the sale of company restaurants to existing franchisees – to generate higher returns and higher margins, while mitigating business-cost and investment risks.
     The following summarizes the most significant events occurring in fiscal year 2006:
•	Restaurant Sales. Contributing to strong sales growth at Jack in the Box restaurants were new product introductions, strong customer response to marketing messages promoting the chain’s premium products and value menu, general economic improvement in the retail sector and favorable weather in many of the Company’s major markets in the first quarter of the year. In fiscal 2006, this positive sales momentum resulted in an increase in sales at restaurants open more than one year (“same-store sales”) of 4.9% at Jack in the Box company-operated restaurants and 6.8% at Qdoba system restaurants. In fiscal 2006, we project same-store sales at Jack in the Box company restaurants to increase 3.5% to 4.5% and 5.0% to 7.0% at Qdoba restaurants.

•	Improved Service. We hosted a breakthrough three-day conference for all Jack in the Box company and franchise restaurant managers to engage them in the service vision and provide them tools for improving guest service at their restaurants.

•	New Restaurant Designs. As planned in the second quarter, the Company expanded its new interior and exterior design test for its Jack in the Box restaurants to include an entire market in Waco, Texas. The comprehensive design enhancements are intended to promote more in-restaurant dining by creating an inviting atmosphere that reflects the personality of Jack.

•	Repurchase of Common Stock. Pursuant to a stock repurchase program authorized by our Board of Directors, the Company repurchased approximately 1.4 million shares of its common stock in the first quarter for approximately $50 million.

The following table sets forth, unless otherwise indicated, the percentage relationship to total revenues of certain items included in the Company’s consolidated statements of earnings.
STATEMENTS OF EARNINGS DATA

	Twelve Weeks Ended		Twenty-Eight Weeks Ended
	April 16,	April 17,	April 16,	April 17,
	2006	2005	2006	2005
Revenues:
Restaurant sales	77.9%	83.0%	78.0%	83.0%
Distribution and other sales	17.3	12.8	17.2	12.7
Franchise rents and royalties	3.4	2.9	3.6	3.1
Gain on sale of company-operated restaurants and other	1.4	1.3	1.2	1.2

Total revenues	100.0	100.0	100.0	100.0

Costs of revenues:
Restaurant costs of sales (1)	31.1	31.5	31.5	31.5
Restaurant operating costs (1)	51.3	51.4	51.6	51.8
Costs of distribution and other sales (1)	99.1	98.8	98.8	98.9
Franchise restaurant costs (1)	47.0	49.3	43.8	44.7
Total costs of revenues	82.9	82.9	83.4	83.1
Selling, general and administrative	11.0	11.1	11.0	10.9
Earnings from operations	6.1	6.0	5.7	6.0

(1)	As a percentage of the related sales and/or revenues.
     Effective October 3, 2005, we adopted the fair value recognition provisions of Statement of Financial Accounting Standards (“SFAS”) 123R, Share-Based Payment, which generally requires, among other things, that all employee share-based compensation be measured using a fair value method and that the resulting compensation cost be recognized in the financial statements. The Company selected the modified prospective method of adoption. Under this method, compensation expense that we recognized in 2006 included: (a) compensation expense for all share-based payments granted prior to, but not yet vested as of, October 3, 2005, based on the grant date fair value estimated in accordance with the original provisions of SFAS 123, Accounting for Stock-Based Compensation, and (b) compensation expense for all share-based payments granted on or after October 3, 2005, based on the grant date fair value estimated in accordance with the provisions of SFAS 123R. Results for prior periods have not been restated. The following tables summarize the impact of adopting SFAS 123R in 2006.

					Impact of Q2 2006
	2nd Quarter				Option Expense
	2006	2005	$ Change	% Change	$ Amount	% Change

Total revenues	$626,236	$576,001	$50,235	8.7%	$—	—%
Costs of revenues	519,105	477,218	41,887	8.8	—	—
Selling, general and administrative	69,131	64,040	5,091	7.9	1,178	1.8
Earnings from operations	38,000	34,743	3,257	9.4	1,178	3.4
Net earnings	21,787	20,677	1,110	5.4	742	3.6
Basic net earnings per share	$.63	$.57	$.06	10.5	$.02	3.5
Diluted net earnings per share	$.61	$.55	$.06	10.9	$.02	3.6

					Impact of YTD 2006
	Year-to-Date				Option Expense
	2006	2005	$ Change	% Change	$ Amount	% Change

Total revenues	$1,445,953	$1,313,708	$132,245	10.1%	$—	—%
Costs of revenues	1,205,223	1,091,829	113,394	10.4	—	—
Selling, general and administrative	158,681	143,598	15,083	10.5	3,784	2.6
Earnings from operations	82,049	78,281	3,768	4.8	3,784	4.8
Net earnings	47,010	46,107	903	2.0	2,384	5.2
Basic net earnings per share	$1.35	$1.28	$.07	5.5	$.07	5.5
Diluted net earnings per share	$1.31	$1.23	$.08	6.5	$.07	5.7

The following table summarizes the number of systemwide restaurants:
SYSTEMWIDE RESTAURANT UNITS

	April 16,	October 2,	April 17,
	2006	2005	2005

Jack in the Box:
Company-operated	1,509	1,534	1,545
Franchised	546	515	479

Total system	2,055	2,049	2,024

Qdoba:
Company-operated	63	57	51
Franchised	222	193	164

Total system	285	250	215

Consolidated:
Company-operated	1,572	1,591	1,596
Franchised	768	708	643

Total system	2,340	2,299	2,239

Revenues
     Restaurant sales increased $9.9 million and $37.6 million, respectively, to $487.8 million and $1,127.7 million in 2006 from $478.0 million and $1,090.1 million in 2005. This growth primarily reflects an increase in per store average (“PSA”) sales at Jack in the Box and Qdoba company-operated restaurants, partially offset by a decrease in the number of Jack in the Box company-operated restaurants. Same-store sales at Jack in the Box company-operated restaurants increased 4.0% in the quarter and 4.9% year-to-date compared with a year ago, with an increase in both average check and transactions. This increase is primarily due to the success of new product introductions, positive customer response to marketing messages promoting our premium and value menu, general economic improvement and favorable weather conditions in many of our major markets during the first quarter of the year.
     Distribution and other sales, representing distribution sales to Jack in the Box and Qdoba franchisees, as well as Quick Stuff fuel and convenience store sales, increased $34.2 million and $81.2 million, respectively, to $108.1 million and $248.1 million in 2006 compared with 2005. Sales from our Quick Stuff locations increased due primarily to an increase in the number of locations to 47 at the end of the quarter from 35 a year ago, as well as higher retail prices per gallon of fuel. Distribution sales grew primarily due to an increase in the number of Jack in the Box and Qdoba franchised restaurants serviced by our distribution centers.
     Franchise rents and royalties increased $4.6 million and $10.9 million, respectively, to $21.2 million and $52.1 million in 2006 compared with 2005, due primarily to an increase in the number of franchised restaurants. The number of franchised restaurants at the end of the quarter grew to 768 from 643 a year ago, primarily reflecting the franchising of company-operated restaurants and new restaurant development by franchisees.
     Other revenues, principally gains and fees from the sale of company-operated restaurants to franchisees, increased to $9.1 million and $18.0 million, respectively, in 2006 from $7.5 million and $15.4 million in 2005, reflecting the sale of 13 and 30 Jack in the Box restaurants to franchisees compared with 13 and 26 restaurants a year ago. We continued our strategy of selectively selling Jack in the Box company-operated restaurants to franchisees with the goal of improving operating margins and accelerating cash flows, which enables us to develop new restaurants, reinvest in our restaurant re-image program and repurchase the Company’s common stock without incurring additional debt or diluting equity. In fiscal 2006, we expect other revenues to be approximately $32-34 million, primarily from the sale of 55-60 restaurants.
Costs and Expenses
     Restaurant costs of sales, which include food and packaging costs, increased to $151.6 million and $355.5 million, respectively, in 2006 from $150.4 million and $343.4 million in 2005, primarily due to sales growth. As a percentage of restaurant sales, restaurant costs of sales were 31.1% and 31.5% of sales, respectively, in 2006 compared with 31.5% in both periods of 2005. In the quarter, favorable product mix changes and lower commodity costs, principally pork, cheese and beef, contributed to the lower rate. Year-to-date, lower ingredient costs were offset by higher packaging costs and the promotion of our premium products and value menu, which have proportionately higher food costs but yield favorable profits. In fiscal 2005, beef costs were unfavorably impacted by the closing of the U.S. border to Canadian cattle.
     Restaurant operating costs increased to $250.4 million and $581.6 million, respectively, in 2006. As a percentage of restaurant sales, operating costs improved to 51.3% and 51.6% of sales, respectively, in 2006 from 51.4% and 51.8% in 2005. The percentage improvement in 2006 is primarily due to fixed cost leverage on same-store sales growth and improved labor management, offset in part by higher costs for utilities. Furthermore, the second quarter of 2005 included a non-recurring expense associated with an arbitration award in connection with the cancellation of a utility contract.
     Costs of distribution and other sales increased to $107.1 million and $245.3 million, respectively, in 2006 from $73.0 million and $165.1 million in 2005, primarily reflecting an increase in the related sales. As a percent of the related sales, these costs have increased in the quarter and decreased slightly year-to-date. In the quarter, the percentage increase is primarily attributable to higher distribution delivery costs compared with 2005. Year-to-date, these costs have decreased as a percentage of the related sales due primarily to the fixed cost leverage provided by higher retail prices per gallon of fuel.
     Franchise restaurant costs, principally rents and depreciation on properties leased to Jack in the Box franchisees, increased to $10.0 million and $22.9 million, respectively, in 2006 from $8.2 million and $18.4 million in 2005, due primarily to an increase in the number of franchised restaurants. As a percentage of franchise rents and royalties, franchise restaurant costs decreased to 47.0% and 43.8%, respectively, in 2006 compared with 49.3% and 44.7%, respectively, in 2005. The percentage decrease in 2006 is primarily due to the leverage provided by higher royalties.
     Selling, general and administrative expenses (“SG&A”) increased to $69.1 million and $158.7 million, respectively, in 2006 from $64.0 million and $143.6 million in 2005. As a percentage of revenues, SG&A expenses remained fairly consistent at 11.0% in both periods of 2006 compared with 11.1% and 10.9%, respectively, in 2005. In 2006, the leverage provided from higher revenues was offset by the inclusion of stock option expense of $1.2 million in the quarter and $3.8 million year-to-date, higher pension costs and a $2.4 million charge in the first quarter for a legal settlement related to a labor matter in California.
     Interest expense, net was $3.4 million and $7.4 million, respectively, in 2006 compared with $2.5 million and $6.5 million in 2005. Interest income was $1.2 million and $2.9 million, respectively, in 2006 compared with $1.0 million and $1.9 million in 2005, reflecting higher interest rates on invested cash. The increase in interest income was offset by an increase in the average interest rates incurred on Company’s credit facility compared with a year ago.
     The income tax provisions reflect year-to-date tax rates of 37.0% in 2006 and 35.8% in 2005. The lower tax rate in 2005 relates primarily to the retroactive reinstatement of the Work Opportunity Tax Credit. We expect the annual tax rate for fiscal year 2006 to be 37.0% — 37.5%. The final annual tax rate cannot be determined until the end of the fiscal year; therefore, the actual rate could differ from our current estimates.
Net Earnings
     Net earnings were $21.8 million in the quarter, or $0.61 per diluted share, in 2006 compared to $20.7 million, or $0.55 per diluted share, in 2005. Year-to-date net earnings were $47.0 million, or $1.31 per diluted share, in 2006 compared to $46.1 million, or $1.23 per diluted share, in 2005. Qdoba was accretive to earnings as anticipated.
Liquidity and Capital Resources
     General. Cash and cash equivalents increased $55.4 million to $159.1 million at April 16, 2006 from $103.7 million at the beginning of the fiscal year due primarily to cash flows provided by operating activities and proceeds from assets held for sale and leaseback, which offset the Company’s stock repurchase program. We generally reinvest available cash flows from operations to develop new or enhance existing restaurants and to repurchase shares of our common stock.
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

     Credit Facility. Our credit facility is comprised of (i) a $200 million revolving credit facility maturing on January 8, 2008 with an interest rate of London Interbank Offered Rate (“LIBOR”) plus 2.25% and (ii) a $269.5 million term loan maturing on January 8, 2011 with a rate of LIBOR plus 1.50%. The credit facility requires the payment of an annual commitment fee based on the unused portion of the credit facility. The annual commitment rate and the credit facility’s interest rates are based on a financial leverage ratio, as defined in the credit agreement. The Company and certain of its subsidiaries granted liens in substantially all personal property assets to secure our respective obligations under the credit facility. Under certain circumstances, the Company and each of its certain subsidiaries may be required to grant liens in certain real property assets to secure their respective obligations under the credit facility. Additionally, certain of our real and personal property secure other indebtedness of the Company. At April 16, 2006, we had no borrowings under our revolving credit facility and had letters of credit outstanding against our credit facility of $0.3 million.
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
     Letter of Credit Agreement — To reduce the Company’s letter of credit fees, the Company entered into a separate cash-collateralized letter of credit agreement in October 2004. At April 16, 2006, the Company had letters of credit outstanding under this agreement of $42.5 million, which were collateralized by approximately $45.7 million of cash and cash equivalents. Although the Company intends to continue this arrangement, it has the ability to terminate the cash-collateralized letter of credit agreement thereby eliminating restrictions on the $45.7 million cash and cash equivalent balance.
     Interest Rate Swaps — To reduce the Company’s exposure to rising interest rates, in March 2005, the Company entered into two interest rate swap agreements that effectively converted $130 million of its variable rate term loan borrowings to a fixed rate basis through March 2008. The agreements have been designated as cash flow hedges under the terms of SFAS 133, Accounting for Derivative Instruments and Hedging Activities. Accordingly, changes in the fair value of the interest rate swap contracts are recorded, net of taxes, as a component of accumulated other comprehensive income in the accompanying condensed consolidated balance sheet as of April 16, 2006. These agreements effectively convert a portion of the Company’s variable rate bank debt to fixed rate debt and have an average pay rate of 4.28%, yielding a fixed rate of 5.78% including the term loan’s 1.50% applicable margin.
     Subsequent to April 16, 2006, to further reduce our exposure, we entered into an interest rate swap agreement that will effectively convert $60,000 of our variable rate term loan borrowings to a fixed rate basis beginning March 2008, concurrent with the end our existing $60,000 interest rate swap, through April 2010. This agreement has also been designated as a cash flow hedge under the terms of SFAS 133, with effectiveness assessed based on changes in the present value of interest payments on the term loan.
     We are subject to a number of covenants under our various debt instruments, including limitations on additional borrowings, acquisitions, loans to franchisees, capital expenditures, lease commitments and dividend payments, as well as requirements to maintain certain financial ratios, cash flows and net worth. As of April 16, 2006, we were in compliance with all debt covenants.
     Total debt outstanding decreased to $293.8 million at April 16, 2006 from $298.0 million at the beginning of the fiscal year, due to scheduled debt repayments made during the year, including payments made on capital leases.
     Sale of Company-Operated Restaurants. We have continued our strategy of selectively franchising Jack in the Box company-operated restaurants, selling 13 and 30 restaurants, respectively, in 2006 compared with 13 and 26 in 2005. Year-to-date proceeds from the sale of company-operated restaurants were $18.8 million in 2006 and $17.3 million in 2005.
     Common Stock Repurchase Program. Pursuant to a $150 million stock repurchase program authorized by our Board of Directors in September 2005, the Company repurchased 1,444,700 shares of its common stock for approximately $50 million during the first quarter. This stock repurchase program is intended to increase shareholder value and offset the dilutive effect of stock option exercises.
     Capital Expenditures. Cash flows used for additions to property and equipment decreased to $47.6 million in 2006 from $50.4 million in 2005, due primarily to a decrease in new site spending. In 2005, we also incurred capital lease obligations of $0.4 million. We expect capital expenditures to be $140-150 million in fiscal 2006.

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
     Share-based Compensation – The Company accounts for share-based compensation in accordance with SFAS 123R. Under the provisions of SFAS 123R, share-based compensation cost is estimated at the grant date based on the award’s fair-value as calculated by a binomial-based option pricing model and is recognized as expense ratably over the requisite service period. The binomial model requires various highly judgmental assumptions including volatility, forfeiture rates, and expected option life. If any of the assumptions used in the model change significantly, share-based compensation expense may differ materially in the future from that recorded in the current period.
     Retirement Benefits – The Company sponsors pension and other retirement plans in various forms covering those employees who meet certain eligibility requirements. Several statistical and other factors which attempt to anticipate future events are used in calculating the expense and liability related to the plans, including assumptions about the discount rate, expected return on plan assets and the rate of increase in compensation levels, as determined by the Company using specified guidelines. In addition, our outside actuarial consultants also use certain statistical factors such as turnover, retirement and mortality rates to estimate the Company’s future benefit obligations. The actuarial assumptions used may differ materially from actual results due to changing market and economic conditions, higher or lower turnover and retirement rates or longer or shorter life spans of participants. These differences may impact the amount of pension expense recorded by the Company. Due principally to decreases in discount rates, the pension expense in fiscal year 2006 is expected to be approximately $7.7 million higher than fiscal year 2005 pension expense.
     Self Insurance – The Company is self-insured for a portion of its current and prior years’ losses related to its workers’ compensation, general liability, automotive, medical, and dental programs. In estimating the Company’s self insurance accruals, we use independent actuarial estimates of expected losses, which are based on statistical analyses of historical data. These assumptions are closely monitored and adjusted when warranted by changing circumstances. Should a greater amount of claims occur compared to what was estimated or costs increase beyond what was expected, accruals might not be sufficient, and additional expense may be recorded.
     Long-lived Assets – Property, equipment and certain other assets, including amortized intangible assets, are reviewed for impairment when indicators of impairment are present. This review includes a market-level analysis and evaluations of restaurant operating performance from operations and marketing management. When indicators of impairment are present, we perform an impairment analysis on a restaurant-by-restaurant basis. If the sum of undiscounted future cash flows is less than the net carrying value of the asset, we recognize an impairment loss by the amount which the carrying value exceeds the fair value of the asset. Our estimates of future cash flows may differ from actual cash flows due to, among other things, economic conditions or changes in operating performance. In fiscal 2006, we recorded immaterial impairment charges related to certain restaurant closures and we noted no other indicators of impairment of our long-lived assets.
     Goodwill and Other Intangibles – We also evaluate goodwill and intangible assets not subject to amortization annually or more frequently if indicators of impairment are present. If the determined fair values of these assets are less than the related carrying amounts, an impairment loss is recognized. The methods we use to estimate fair value include future cash flow assumptions, which may differ from actual cash flows due to, among other things, economic conditions or changes in operating performance. During the fourth quarter of fiscal 2005, we reviewed the carrying value of our goodwill and indefinite life intangible assets and determined that no impairment existed as of October 2, 2005.
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
Future Application of Accounting Principles
     In March 2005, the Financial Accounting Standards Board (“FASB”) issued Interpretation No. 47, Accounting for Conditional Asset Retirement Obligations—an Interpretation of FASB Statement No. 143 (“FIN 47”). FIN 47 clarifies the term conditional asset retirement obligation and requires a liability to be recorded if the fair value of the obligation can be reasonably estimated. The types of asset retirement obligations that are covered by FIN 47 are those for which an entity has a legal obligation to perform an asset retirement activity; however, the timing and/or method of settling the obligation are contingent on a future event that may or may not be within the control of the entity. FIN 47 also clarifies when an entity would have sufficient information to reasonably estimate the fair value of an asset retirement obligation. FIN 47 is effective for fiscal years ending after December 15, 2005. We expect the adoption of FIN 47 will not have a material impact on our operating results or financial condition.
     On June 1, 2005 the FASB issued SFAS 154, Accounting Changes and Error Corrections, which replaces APB 20, Accounting Changes, and SFAS 3, Reporting Accounting Changes in Interim Financial Statements. SFAS 154 applies to all voluntary changes in accounting principle, and changes the requirements of accounting for and reporting of a change in accounting principle. SFAS 154 requires retrospective application to prior periods’ financial statements of a voluntary change in accounting principle unless it is impractical. APB 20 previously required that most voluntary changes in accounting principle be recognized by including in net income of the period of the change the cumulative effect of changing to the new accounting principle. SFAS 154 is effective for accounting changes made in fiscal years beginning after December 15, 2005. Earlier application is permitted for accounting changes made in fiscal years beginning after June 1, 2005. We expect the adoption of this standard will not have a material impact on our financial position, results of operations or cash flows.
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
•	Whether new interior and exterior designs will foster increases in sales at re-imaged restaurants and yield the desired return on investment.

•	The risk of widespread negative publicity, whether or not based in fact, which affects consumer perceptions about the health, safety or quality of food and beverages served at our restaurants.
•	Costs may exceed projections, including costs for food ingredients, utilities, real estate, insurance, equipment, technology, construction of new and remodeled restaurants, and labor including increases in minimum wage, workers compensation and other insurance and healthcare. Increases in the cost of fuel may have an adverse effect upon the company’s results due to increases in the cost of food and packaging, cost of distribution and effect upon consumer spending patterns.
•	There can be no assurances that the Company’s growth objectives in the regional domestic markets in which it operates restaurants and convenience stores will be met or that the new facilities will be profitable. Anticipated and unanticipated delays in development, sales softness and restaurant closures may have a material adverse effect on the Company’s results of operations. The development and profitability of restaurants can be adversely affected by many factors, including the ability of the Company and its franchisees to select and secure suitable sites on satisfactory terms, costs of construction, the availability of financing and general business and economic conditions.
•	Aggressive competition from numerous and varied competitors (some with significantly greater financial resources) in all areas of business, including new concepts, facility design, competition for labor, new product introductions, promotions and discounting. Additionally, the trend toward convergence in grocery, deli and other types of food services may increase the number of our competitors.
•	The realization of gains from the sales of company-operated restaurants to existing and new franchisees depends upon various factors, including sales trends, the financing market and economic conditions. The number of franchises sold and the amount of gain realized from the sale of an on-going business may not be consistent from quarter-to-quarter and may not meet expectations.
•	The risks and costs of legal claims such as class actions involving employees, franchisees, shareholders or consumers, including costs related to potential settlement or judgments.
•	The impact on the Company’s financial results from changes in accounting standards, policies or practices or related interpretations by auditors or regulatory entities, including changes in tax accounting or tax laws.
•	Information security risks and the Company’s costs or exposures associated with maintaining the security of information and the use of cashless payments. Such risks include increased investment in technology and costs of compliance with consumer protection and other laws.
•	The risks, and potential impact upon sales and expenses, of significant demographic changes, adverse weather, work stoppages, economic conditions such as inflation or recession or political conditions such as terrorist activity or the effects of war, or other significant events, particularly in California and Texas where approximately 65% of Jack in the Box restaurants are located; new legislation and governmental regulation; the possibility of unforeseen events affecting the food service industry in general and other factors over which the Company has no control can adversely affect our results of operation.
     This discussion of uncertainties is not exclusive. Additional risk factors associated with our business are mentioned earlier in Management’s Discussion and Analysis in this Form 10-Q, detailed in our Annual Report on Form 10-K for fiscal year 2005 filed with the SEC and will be described from time to time in our future reports filed with the SEC. Jack in the Box Inc. assumes no obligation and does not intend to update these forward-looking statements.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS
     Our primary exposure relating to financial instruments are changes in interest rates. The Company uses interest rate swap agreements to reduce exposure to interest rate fluctuations. At April 16, 2006, the Company had two interest rate swap agreements having an aggregate notional amount of $130 million expiring March 2008. These agreements effectively convert a portion of the Company’s variable rate bank debt to fixed rate debt and have an average pay rate of 4.28%, yielding a fixed rate of 5.78% including the term loan’s 1.50% applicable margin.
     Our credit facility, which is comprised of a revolving credit facility and a term loan, bears interest at an annual rate equal to the prime rate or LIBOR plus an applicable margin based on a financial leverage ratio. As of April 16, 2006, the applicable margin for the LIBOR-based revolving loans and term loan were set at 2.25% and 1.50%, respectively. A hypothetical 100 basis point increase in short-term interest rates, based on the unhedged outstanding balance of our revolving credit facility and term loan at April 16, 2006, would result in an estimated increase of $1.4 million in annual interest expense.
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
     We are also exposed to the impact of commodity and utility price fluctuations related to unpredictable factors such as weather and various other market conditions outside our control. Our ability to recover increased costs through higher prices is limited by the competitive environment in which we operate. From time-to-time we enter into futures and option contracts to manage these fluctuations. Open commodity futures and option contracts at April 16, 2006 were not significant.
     At April 16, 2006, we had no other material financial instruments subject to significant market exposure.
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

ITEM 1A. RISK FACTORS
     There have been no material changes to the risk factors previously disclosed in the Company’s Form 10-K for the year ended October 2, 2005. You should review the brief discussion of some of those risk factors appearing under the heading “Cautionary Statements Regarding Forward-Looking Statements” in Management’s Discussion and Analysis in this Form 10-Q.
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
     On September 16, 2005, the Board of Directors authorized a $150 million stock repurchase program through the end of fiscal year 2008 which was announced September 21, 2005. No treasury stock purchases were made by the Company under this authorization during the quarter ended April 16, 2006, and $100 million of repurchase availability remains as of April 16, 2006.
     We did not pay any cash or other dividends during the last two fiscal years. Our credit agreement provides for an aggregate amount of $200 million for the acquisition of our common stock or the potential payment of cash dividends. However, we do not anticipate paying dividends in the foreseeable future.
ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
     Our annual meeting of stockholders was held February 17, 2006, at which the following matters were voted as indicated:

	For	Withheld	Abstain
1. Election of the following directors to serve until the next annual meeting of stockholders and until their successors are elected and qualified.

Michael E. Alpert	30,919,038	1,705,802	—
Anne B. Gust	31,884,222	740,618	—
Alice B. Hayes, Ph.D.	31,883,507	741,333	—
Murray H. Hutchison	32,115,523	509,317	—
Linda A. Lang	31,764,571	860,269	—
Michael W. Murphy	32,116,098	508,742	—
L. Robert Payne	31,764,151	860,689	—
David M. Tehle	32,115,738	509,102	—

				Broker
	For	Against	Abstain	Non-Votes
2. Approve an Employee Stock Purchase Plan	29,787,681	907,753	20,087	1,909,319

				Broker
	For	Against	Abstain	Non-Votes
3. Approve Amended and Restated Performance Bonus Plan	31,493,329	1,099,108	32,403	—

				Broker
	For	Against	Abstain	Non-Votes
4. Ratification of appointment of KPMG LLP as independent registered public accountants	32,123,228	493,631	7,981	—

ITEM 6. EXHIBITS

Number	Description
3.1	Restated Certificate of Incorporation, as amended(7)

3.2	Amended and Restated Bylaws(16)

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

4.2	Shareholder Rights Agreement(3)

10.1	Amended and Restated Credit Agreement dated as of January 8, 2004 by and among Jack in the Box Inc. and the lenders named therein(13)

10.1.1	First Amendment dated as of June 18, 2004 to the Amended and Restated Credit Agreement(14)

10.1.2	Second Amendment and Consent dated as of September 24, 2004 to the Amended and Restated Credit Agreement(18)

10.1.3	Third Amendment dated as of January 31, 2005 to the Amended and Restated Credit Agreement(20)

10.1.4	Fourth Amendment dated as of September 30, 2005 to the Amended and Restated Credit Agreement (25)

10.2	Purchase Agreements dated as of January 22, 1987 between Foodmaker, Inc. and FFCA/IIP1985 Property Company and FFCA/IIP1986 Property Company(1)

10.3	Land Purchase Agreements dated as of February 18, 1987 by and between Foodmaker, Inc. and FFCA/IPI 1984 Property Company and FFCA/IPI 1985 Property Company and Letter Agreement relating thereto(1)

10.4.1*	Amended and Restated 1992 Employee Stock Incentive Plan(4)

10.4.2*	Jack in the Box Inc. 2002 Stock Incentive Plan(9)

10.5*	Capital Accumulation Plan for Executives(8)

10.5.1*	First Amendment dated as of August 2, 2002 to the Capital Accumulation Plan for Executives(10)

10.6*	Supplemental Executive Retirement Plan(8)

10.6.1*	First Amendment dated as of August 2, 2002 to the Supplemental Executive Retirement Plan(10)

10.7*	Amended and Restated Performance Bonus Plan(26)

10.7.1*	Bonus Program for Fiscal 2005 Under the Performance Bonus Plan(20)

10.8*	Deferred Compensation Plan for Non-Management Directors(2)

10.9*	Amended and Restated Non-Employee Director Stock Option Plan(7)

10.10*	Form of Compensation and Benefits Assurance Agreement for Executives(5)

10.11*	Form of Indemnification Agreement between Jack in the Box Inc. and certain officers and directors(10)

10.12	Consent Agreement(10)

10.13*	Executive Deferred Compensation Plan(11)

10.14*	Form of Restricted Stock Award for certain executives(11)

10.14.1*	Form of Restricted Stock Award for certain executives under the 2004 Stock Incentive Plan(22)

10.14(a)	Schedule of Restricted Stock Awards (25)

10.15*	Executive Agreement between Jack in the Box Inc. and Gary J. Beisler, President and Chief Executive Officer of Qdoba Restaurant Corporation(12)

10.16*	Amended and Restated 2004 Stock Incentive Plan(19)

10.17*	Form of Stock Option Awards(15)

10.18*	Retirement Agreement between Jack in the Box Inc. and John F. Hoffner, Executive Vice President and Chief Financial Officer(17)

10.19*	Principal Officer, Terms of Employment(21)

10.20	The Jack in the Box Inc. Non-Employee Director Stock Option Award Agreement under the 2004 Stock Incentive Plan(23)

10.21*	Executive Compensation – Base Salaries (25)

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Management contract or compensatory plan.

(1)	Previously filed and incorporated herein by reference from registrant’s Registration Statement on Form S-1 (No. 33-10763) filed February 24, 1987.

(2)	Previously filed and incorporated herein by reference from registrant’s Definitive Proxy Statement dated January 17, 1995 for the Annual Meeting of Stockholders on February 17, 1995.

(3)	Previously filed and incorporated by reference from registrant’s Current Report on Form 8-K dated August 1, 1996.

(4)	Previously filed and incorporated herein by reference from registrant’s Registration Statement on Form S-8 (No. 333-26781) filed May 9, 1997.

(5)	Previously filed and incorporated herein by reference from registrant’s Annual Report on Form 10-K for the fiscal year ended September 29, 1996.

(6)	Previously filed and incorporated herein by reference from registrant’s Quarterly Report on Form 10-Q for the quarter ended April 12, 1998.

(7)	Previously filed and incorporated herein by reference from registrant’s Annual Report on Form 10-K for the fiscal year ended October 3, 1999.

(8)	Previously filed and incorporated herein by reference from registrant’s Annual Report on Form 10-K for the fiscal year ended September 30, 2001.

(9)	Previously filed and incorporated herein by reference from the registrant’s Definitive Proxy Statement dated January 18, 2002 for the Annual Meeting of Stockholders’ on February 22, 2002.

(10)	Previously filed and incorporated herein by reference from registrant’s Annual Report on Form 10-K for the fiscal year ended September 29, 2002.

(11)	Previously filed and incorporated herein by reference from registrant’s Quarterly Report on Form 10-Q for the quarter ended January 19, 2003.

(12)	Previously filed and incorporated herein by reference from registrant’s Quarterly Report on Form 10-Q for the quarter ended April 13, 2003.

(13)	Previously filed and incorporated herein by reference from the registrant’s Quarterly Report on Form 10-Q for the quarter ended January 18, 2004.

(14)	Previously filed and incorporated herein by reference from the registrant’s Quarterly Report on Form 10-Q for the quarter ended July 4, 2004.

(15)	Previously filed and incorporated herein by reference from the registrant’s Current Report on Form 8-K dated September 10, 2004.

(16)	Previously filed and incorporated herein by reference from the registrant’s Current Report on Form 8-K dated October 7, 2004.

(17)	Previously filed and incorporated herein by reference from the registrant’s Current Report on Form 8-K dated November 17, 2004.

(18)	Previously filed and incorporated herein by reference from registrant’s Annual Report on Form 10-K for the fiscal year ended October 3, 2004.

(19)	Previously filed and incorporated herein by reference from the registrant’s Current Report on Form 8-K dated February 24, 2005.

(20)	Previously filed and incorporated herein by reference from the registrant’s Quarterly Report on Form 10-Q for the quarter ended January 23, 2005.

(21)	Previously filed and incorporated herein by reference from the registrant’s Current Report on Form 8-K dated March 14, 2005.

(22)	Previously filed and incorporated herein by reference from the registrant’s Current Report on Form 8-K dated October 24, 2005.

(23)	Previously filed and incorporated herein by reference from the registrant’s Current Report on Form 8-K dated November 10, 2005.

(24)	Previously filed and incorporated herein by reference from the registrant’s Current Report on Form 8-K dated November 10, 2005.

(25)	Previously filed and incorporated herein by reference from registrant’s Annual Report on Form 10-K for the fiscal year ended October 2, 2005.

(26)	Previously filed and incorporated herein by reference from the registrant’s Current Report on Form 8-K dated February 17, 2006.

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
Date: May 16, 2006