Form 10-Q
period 2006-07-09
JACK IN THE BOX INC /NEW/
filed 2006-08-08
CIK 807882

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended July 9, 2006
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
Yes ☐ No ☑
Number of shares of common stock, $.01 par value, outstanding as of the close of business August 4, 2006 - 35,423,411.

JACK IN THE BOX INC. AND SUBSIDIARIES

PART I. FINANCIAL INFORMATION
ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS
JACK IN THE BOX INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Dollars in thousands, except per share data)
(Unaudited)

	July 9,	October 2,
	2006	2005

ASSETS
Current assets:
Cash and cash equivalents (includes restricted cash of $45,702 and $45,580, respectively)	$191,523	$103,708
Accounts and notes receivable, net	28,608	21,227
Inventories	40,964	40,007
Prepaid expenses and other current assets	26,555	24,945
Deferred income tax asset	38,340	38,340
Assets held for sale and leaseback	33,700	55,743

Total current assets	359,690	283,970

Property and equipment, at cost	1,470,814	1,423,548
Less accumulated depreciation and amortization	587,390	545,563

Property and equipment, net	883,424	877,985

Other assets, net	178,920	176,031

	$1,422,034	$1,337,986

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Current maturities of long-term debt	$7,916	$7,788
Accounts payable	59,547	56,064
Accrued liabilities	219,316	211,438

Total current liabilities	286,779	275,290

Long-term debt, net of current maturities	284,105	290,213

Other long-term liabilities	157,814	148,251

Deferred income taxes	56,614	58,860

Stockholders’ equity:
Preferred stock $.01 par value, 15,000,000 authorized, none issued	—	—
Common stock $.01 par value, 75,000,000 authorized, 46,607,863 and 45,391,851 issued, respectively	466	454
Capital in excess of par value	417,083	380,161
Retained earnings	521,866	447,015
Accumulated other comprehensive loss, net	(28,234)	(29,563)
Unearned compensation	—	(8,233)
Treasury stock, at cost, 11,196,728 and 9,752,028 shares, respectively	(274,459)	(224,462)

Total stockholders’ equity	636,722	565,372

	$1,422,034	$1,337,986

See accompanying notes to consolidated financial statements

JACK IN THE BOX INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF EARNINGS
(In thousands, except per share data)
(Unaudited)

	Twelve Weeks Ended		Forty Weeks Ended
	July 9,	July 10,	July 9,	July 10,
	2006	2005	2006	2005
Revenues:
Restaurant sales	$488,054	$483,392	$1,615,756	$1,573,500
Distribution and other sales	130,076	81,318	378,159	248,244
Franchise rents and royalties	23,259	18,236	75,402	59,503
Gains on sale of company-operated restaurants and other	7,599	6,357	25,624	21,764

	648,988	589,303	2,094,941	1,903,011

Costs of revenues:
Restaurant costs of sales	149,399	156,136	504,913	499,489
Restaurant operating costs	247,598	244,155	829,164	809,132
Costs of distribution and other sales	128,218	79,869	373,510	244,937
Franchised restaurant costs	10,679	8,711	33,530	27,142

	535,894	488,871	1,741,117	1,580,700

Selling, general and administrative expenses	68,193	62,273	226,874	205,871

Earnings from operations	44,901	38,159	126,950	116,440

Interest expense, net	2,685	3,560	10,115	10,011

Earnings before income taxes	42,216	34,599	116,835	106,429

Income taxes	14,375	10,713	41,984	36,436

Net earnings	$27,841	$23,886	$74,851	$69,993

Net earnings per share:
Basic	$.79	$.68	$2.15	$1.96
Diluted	$.77	$.66	$2.09	$1.89

Weighted-average shares outstanding:
Basic	35,073	35,080	34,858	35,733
Diluted	36,018	36,403	35,850	37,067
See accompanying notes to consolidated financial statements.

JACK IN THE BOX INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Forty Weeks Ended
	July 9,	July 10,
	2006	2005

Cash flows from operating activities:
Net earnings	$74,851	$69,993
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	67,440	65,986
Deferred finance cost amortization	866	735
Provision for deferred income taxes	(3,254)	(368)
Share-based compensation expense	7,900	2,382
Tax benefits from share-based compensation	(8,885)	9,329
Pension and postretirement expense	19,593	13,780
Gains on cash surrender value of Company-owned life insurance	(1,990)	(2,756)
Gains on the sale of company-operated restaurants	(19,829)	(17,447)
Losses on the sale of property and equipment, net	7,109	5,732
Impairment charges and other	2,066	384
Changes in assets and liabilities:
Increase in receivables	(3,974)	(7,298)
Increase in inventories	(957)	(5,460)
Decrease in prepaid expenses and other current assets	1,355	2,669
Increase in accounts payable	3,483	1,513
Pension contributions	(15,797)	(23,085)
Increase (decrease) in other liabilities	24,058	(14,519)

Cash flows provided by operating activities	154,035	101,570

Cash flows from investing activities:
Purchase of property and equipment	(89,767)	(76,426)
Proceeds from the sale of property and equipment	1,865	2,072
Proceeds from the sale of company-operated restaurants	27,109	25,559
Proceeds from (purchases of) assets held for sale and leaseback, net	22,280	(7,068)
Collections on notes receivable	850	699
Purchase of investments	(6,491)	(5,478)
Other	(1,184)	(2,905)

Cash flows used in investing activities	(45,338)	(63,547)

Cash flows from financing activities:
Principal payments on debt	(6,139)	(6,604)
Debt costs	(260)	(343)
Repurchase of common stock	(49,997)	(92,862)
Excess tax benefits from share-based compensation arrangements	8,885	—
Proceeds from issuance of common stock	26,629	28,722

Cash flows used in financing activities	(20,882)	(71,087)

Net increase (decrease) in cash and cash equivalents	$87,815	$(33,064)

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

Our fiscal year is 52 or 53 weeks ending the Sunday closest to September 30. Fiscal year 2006 and 2005 include 52 weeks. Our first quarter includes 16 weeks and each remaining quarter includes 12 weeks. All comparisons between 2006 and 2005 refer to the 12-week (“quarter”) and 40-week (“year-to-date”) periods ended July 9, 2006 and July 10, 2005, respectively, unless otherwise indicated.

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

Restricted cash — To reduce our letter of credit fees incurred under the credit facility, we entered into a separate cash-collateralized letter of credit agreement in October 2004. At July 9, 2006, we had letters of credit outstanding under this agreement of $38,540, which were collateralized by approximately $45,702 of cash and cash equivalents. Although we intend to continue this agreement, we have the ability to terminate the cash-collateralized letter of credit agreement thereby eliminating the restrictions on cash and cash equivalents.

Company-owned life insurance — We have elected to purchase company-owned life insurance policies. As of July 9, 2006 and October 2, 2005, the cash surrender values of these policies were $51,451 and $43,741 respectively, and are included in other assets, net in the accompanying consolidated balance sheets. A portion of these policies reside in an umbrella trust for use only to pay plan benefits to participants, or to pay creditors if the Company becomes insolvent. The cash surrender values of those policies covered under the trust were $23,827 and $22,927 as of July 9, 2006 and October 2, 2005, respectively. The trust also includes cash of $822 and $831 as of July 9, 2006 and October 2, 2005, respectively.

Gains on sale of company-operated restaurants and other include gains from the sale of company-operated restaurants to franchisees of $5,643 and $19,829, respectively, in 2006 and $4,924 and $17,447, respectively, in 2005, as well as other franchise fees.

Share-based compensation — Effective October 3, 2005, we adopted the fair value recognition provisions of Statement of Financial Accounting Standards (“SFAS”) 123R, Share-Based Payment, which generally requires, among other things, that all employee share-based compensation be measured using a fair value method and that the resulting compensation cost be recognized in the financial statements. The Company selected the modified prospective method of adoption. Under this method, compensation expense in 2006 included: (a) all

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

SFAS 123R requires the Company to estimate forfeitures in calculating the expense relating to share-based compensation as opposed to recognizing forfeitures as they occur. The adjustment to apply estimated forfeitures to previously recognized share-based compensation was considered immaterial and as such was not classified as a cumulative effect of a change in accounting principle. Furthermore, we reclassified the balance in unearned compensation to capital in excess of par value in our consolidated balance sheet on October 3, 2005, in accordance with the provisions of SFAS 123R.

SFAS 123R also requires companies to calculate an initial “pool” of excess tax benefits available at the adoption date to absorb any tax deficiencies that may be recognized under SFAS 123R. The pool includes the net excess tax benefits that would have been recognized if the Company had adopted SFAS 123 for recognition purposes on its effective date.

We have elected to calculate the pool of excess tax benefits under the alternative transition method described in Financial Accounting Standards Board (“FASB”) Staff Position (“FSP”) 123-3, Transition Election Related to Accounting for Tax Effects of Share-Based Payment Awards, which also specifies the method we must use to calculate excess tax benefits reported on the statement of cash flows. The excess tax benefits from share-based payment arrangements classified as financing cash flows for the forty weeks ended July 9, 2006 of $8,885 would not have been materially different if we had not adopted SFAS 123R; however, they would have been classified as operating cash flows rather than as financing cash flows.

Compensation expense for the Company’s share-based compensation awards are generally recognized on a straight-line basis during the service period of the respective grant. Certain awards accelerate vesting upon the recipient’s retirement from the Company. In these cases, for awards granted prior to October 2, 2005, the Company will recognize compensation costs over the service period and accelerate any remaining unrecognized compensation when the employee retires. For awards granted after October 3, 2005, the Company will recognize compensation costs over the shorter of the vesting period or the period from the date of grant to the date the employee becomes eligible to retire. For awards granted prior to October 3, 2005, had the Company recognized compensation cost over the shorter of the vesting period or the period from the date of grant to becoming retirement eligible, compensation costs recognized under SFAS 123R would not have been materially different.

In 2006, we recognized total share-based compensation expense and related tax benefits of $1,333 and $493, respectively, in the quarter and $7,899 and $2,923, respectively, year-to-date.

The following table represents the impact to our fiscal 2006 statements of earnings due to the change in the stock option expensing requirements resulting from our adoption of SFAS 123R.

	Twelve	Forty
	Weeks	Weeks

Reduction in earnings from operations	$1,215	$4,999
Reduction in earnings before income taxes	1,215	4,999
Reduction in net earnings	765	3,149

Reduction in net earnings per share:
Basic	$.02	$.09
Diluted	$.02	$.09

JACK IN THE BOX INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(Dollars in thousands, except per share data)
1.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Prior to fiscal year 2006, stock awards were accounted for under Accounting Principles Board Opinion (“APB”) 25, Accounting for Stock Issued to Employees, using the intrinsic method, whereby compensation expense was recognized for the excess, if any, of the quoted market price of the Company’s stock at the date of grant over the exercise price. We applied the disclosure provisions of SFAS 123 as if the fair value based method had been applied in measuring compensation expense.

In 2005, had compensation expense been recognized for our share-based compensation plans by applying the fair value recognition provisions of SFAS 123, we would have recorded net earnings and earnings per share for the periods ended July 10, 2005 as follows:

	Twelve	Forty
	Weeks	Weeks

Net earnings, as reported	$23,886	$69,993
Add: Share-based employee compensation expense included in reported net earnings, net of taxes	334	1,514
Deduct: Total share-based employee compensation expense determined under fair value based method for all awards, net of taxes	(1,391)	(5,585)

Pro forma net earnings	$22,829	$65,922

Net earnings per share:
Basic — as reported	$.68	$1.96
Basic — pro forma	$.65	$1.84

Diluted — as reported	$.66	$1.89
Diluted — pro forma	$.63	$1.78
For the pro forma disclosure, the estimated fair values of options were amortized on a straight-line basis over their respective vesting periods of up to five years.

Other new accounting pronouncements adopted — In November 2004, the FASB issued SFAS 151, Inventory Costs. SFAS 151 clarifies the accounting for abnormal amounts of idle facilities expense, freight, handling costs and wasted material. SFAS 151 is effective for inventory costs incurred during fiscal years beginning after June 15, 2005. The adoption of this Statement did not have a material impact on our operating results or financial condition.

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

2.	INDEBTEDNESS

Credit facility amendment — Our credit facility is comprised of: (i) a $200,000 revolving credit facility maturing on January 8, 2008 with an interest rate of London Interbank Offered Rate (“LIBOR”) plus 2.25% and (ii) a $268,800 term loan maturing on January 8, 2011, with a rate of LIBOR plus 1.50%. Effective October 6, 2005, we amended our credit agreement to achieve a 25 basis point reduction in the term loan’s applicable margin to expand the categories of investments allowable under the credit agreement, and to provide for an aggregate amount of $200,000 for the acquisition of our common stock or the potential payment of cash dividends. Fees paid in connection with the re-pricing were customary for such arrangements of this type and were not material.

JACK IN THE BOX INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(Dollars in thousands, except per share data)
2.	INDEBTEDNESS (continued)

New interest rate swap — We are exposed to interest rate volatility with regard to existing variable rate debt. To reduce our exposure to rising interest rates, on April 24, 2006, we entered into an interest rate swap agreement that will effectively convert $60,000 of our variable rate term loan borrowings to a fixed rate basis beginning March 2008, concurrent with the end of our existing $60,000 interest rate swap, through April 2010. This agreement has been designated as cash flow hedge under the terms of SFAS 133, Accounting for Derivative Instruments and Hedging Activities, with effectiveness assessed based on changes in the present value of interest payments on the term loan. As such, the gains or losses on this derivative will be reported in other comprehensive income.

3.	RETIREMENT PLANS

Defined Benefit Pension Plans — We have qualified and non-qualified defined benefit pension plans covering those employees meeting certain eligibility requirements. The plans provide retirement benefits based on years of service and compensation and are subject to modification at any time. It is our practice to fund retirement costs as necessary.

Net Periodic Pension Cost — The components of net periodic pension cost for each period are presented below:

	Twelve Weeks Ended		Forty Weeks Ended
	July 9,	July 10,	July 9,	July 10,
	2006	2005	2006	2005

Service cost	$3,044	$2,086	$9,770	$6,952
Interest cost	3,383	2,791	10,941	9,304
Expected return on plan assets	(2,892)	(2,178)	(9,537)	(7,260)
Recognized actuarial loss	2,097	939	6,318	3,132
Net amortization	378	303	1,248	1,010

Net periodic pension cost	$6,010	$3,941	$18,740	$13,138

Future Cash Flows — In 2006, we have contributed $14,000 to our qualified plan and $1,483 to our non-qualified plan. The total qualified and non-qualified plan pension benefits expected to be paid in the remainder of fiscal 2006 are approximately $500.

Postretirement Benefit Plans — We also sponsor health care plans that provide postretirement medical benefits for employees who meet minimum age and service requirements. These plans are contributory with retiree contributions adjusted annually, and contain other cost-sharing features such as deductibles and coinsurance. Our policy is to fund the cost of medical benefits in amounts determined at the discretion of management.

Net Periodic Postretirement Benefit Cost — The components of net periodic postretirement benefit cost for each period are presented below:

	Twelve Weeks Ended		Forty Weeks Ended
	July 9,	July 10,	July 9,	July 10,
	2006	2005	2006	2005

Service cost	$63	$57	$209	$189
Interest cost	236	221	787	739
Net amortization	(43)	(87)	(143)	(290)

Net periodic postretirement benefit cost	$256	$191	$853	$638

JACK IN THE BOX INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(Dollars in thousands, except per share data)
3.	RETIREMENT PLANS (continued)

Future Cash Flows — In 2006, we have contributed $314 to our postretirement benefit plans. The future benefits expected to be paid and the Medicare prescription drug subsidy expected to be received are as follows:

	Gross	Medicare
Fiscal year	Payments	Subsidy

2006	$485	$26
2007	562	33
2008	656	41
2009	740	50
2010	829	60
Thereafter	5,366	525
4.	INCOME TAXES

The income tax provisions reflect tax rates of 35.9% in 2006 and 34.2% in 2005. The tax rate in 2006 reflects continuing tax planning strategies. The lower tax rate in 2005 relates primarily to the resolution of a prior year’s tax position, the retroactive reinstatement of the Work Opportunity Tax Credit and continued tax-planning strategies.

5.	STOCKHOLDERS’ EQUITY

Treasury Stock — Pursuant to a $150,000 stock repurchase program authorized by our Board of Directors in September 2005, the Company repurchased 1,444,700 shares of its common stock for approximately $50,000 during the first quarter of 2006. As of July 9, 2006, we had approximately $100,000 of repurchase availability remaining under this authorization.

Comprehensive Income — The Company’s total comprehensive income, net of taxes, was as follows:

	Twelve Weeks Ended		Forty Weeks Ended
	July 9,	July 10,	July 9,	July 10,
	2006	2005	2006	2005

Net earnings	$27,841	$23,886	$74,851	$69,993
Net unrealized gain (loss) related to cash flow hedges, net of taxes	272	278	1,329	(336)

Total comprehensive income	$28,113	$24,164	$76,180	$69,657

The components of accumulated other comprehensive loss, net of taxes, were as follows:

	July 9,	October 2,
	2006	2005

Additional minimum pension liability adjustment	$(29,980)	$(29,980)
Net unrealized gain related to cash flow hedges	1,746	417

Accumulated other comprehensive loss	$(28,234)	$(29,563)

6.	SHARE-BASED EMPLOYEE COMPENSATION

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

In January 1992, we adopted the 1992 Plan, which allowed eligible employees to receive stock options annually, restricted stock and other various share-based awards. Subject to certain adjustments, up to a maximum of 3,775,000 shares of common stock may be sold or issued under the 1992 Plan.

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

In February 1995, we adopted the Director Plan, which allowed any eligible non-employee director of the Company to receive stock options annually. The actual number of shares that may be purchased under the option was based on the relationship of a portion of each director’s compensation to the fair market value of the common stock, but was limited to a maximum of 10,000 shares annually. Subject to certain adjustments, up to a maximum of 650,000 shares of common stock may be sold or issued under the Director Plan.

The terms and conditions of the share-based awards under the plans are determined by the Compensation Committee of the Board of Directors on each award date, and may include provisions for the exercise price, expirations, vesting, restriction on sales and forfeitures, as applicable.

As of July 9, 2006, 2,217,583 shares of common stock were available for future issuance under the Company’s stock incentive plans. We issue new shares to satisfy stock option exercises and other share-based award stock issuances.

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

Employee Stock Purchase Plan — In February 2006, the stockholders of the Company approved an employee stock purchase plan for all eligible employees to purchase shares of common stock at 95% of the fair market value on the last day of each six-month offering period. Employees may authorize the Company to withhold up to 15% of their base compensation during any offering period, subject to certain limitations. A maximum of 100,000 shares of common stock may be issued under the plan. As of July 9, 2006, no shares have been issued. During the quarter, the Company received cash from employees of $56 for the first offering period, which began June 1, 2006.

JACK IN THE BOX INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(Dollars in thousands, except per share data)
6.	SHARE-BASED EMPLOYEE COMPENSATION (continued)

Stock Options — Generally, options granted to employees have contractual terms up to 11 years and provide for an option exercise price of 100% of the quoted market value of the common stock at the date of grant. Furthermore, options generally vest over a four-year period, or sooner for employees meeting certain age and years of service thresholds. Options issued to directors vest over a period of six months.

The following is a summary of stock option activity for the year-to-date period ended July 9, 2006:

			Weighted-
			Average
		Weighted-	Remaining	Aggregate
		Average	Contractual	Intrinsic
	Shares	Exercise Price	Term (Years)	Value

Options outstanding at October 2, 2005	4,473,700	$23.56
Granted	72,400	31.38
Exercised	(1,257,262)	21.18
Forfeited	(106,108)	22.79
Expired	(10,645)	20.96

Options outstanding at July 9, 2006	3,172,085	24.72	6.17	$47,035

Options exercisable at July 9, 2006	2,140,261	23.85	5.34	33,594

Options exercisable and expected to vest at July 9, 2006	3,166,463	24.73	6.17	46,930

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

	July 9,	July 10,
	2006	2005

Risk-free interest rate	4.01%	3.73%
Expected dividends yield	0.00%	0.00%
Expected stock price volatility	37.37%	39.40%
Expected life of options (in years)	5.92	5.87
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

The expected stock price volatility in 2006 represents an average of the implied volatility and the Company’s historical volatility. In 2005, prior to using a binomial-based model, the expected stock price volatility was based on the historical volatility of the Company’s stock for a period approximating the expected life.

The expected life of the options represents the period of time the options are expected to be outstanding and is based on historical trends.

There were no options granted in the third quarter of 2006 or 2005. The weighted-average fair value of options granted was $12.77 in 2006 and $15.21 in 2005. The intrinsic value of stock options is defined as the difference between the current market value and the grant price. In 2006 and 2005, the total intrinsic value of

JACK IN THE BOX INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(Dollars in thousands, except per share data)
6.	SHARE-BASED EMPLOYEE COMPENSATION (continued)

stock options exercised was $2,318 and $8,765, respectively, in the quarter and $23,096 and $25,022, respectively, year-to-date.

For the quarter and year-to-date periods ended July 9, 2006, we expensed $1,215 and $4,999, respectively, in connection with the Company’s stock option awards. As of July 9, 2006, there was approximately $7,664 of total unrecognized compensation cost related to stock options granted under the Company’s stock incentive plans. That cost is expected to be recognized over a weighted-average period of 1.88 years.

Performance-Vested Stock Awards — The Company grants performance-vested awards to certain employees. Performance awards represent a right to receive a certain number of shares of common stock upon satisfaction of performance goals at the end of a three-year period. The expected cost of the shares is being reflected over the performance period and is based on the fair value of the Company’s stock on the date of grant, reduced for estimated forfeitures. The following is a summary of performance-vested award activity for the year-to-date period ended July 9, 2006:

		Weighted-
		Average Grant Date
	Shares	Fair Value

Performance-vested awards outstanding at October 2, 2005	156,371	$32.36
Forfeited	(11,966)	32.20

Performance-vested awards outstanding at July 9, 2006	144,405	32.37

Vested at July 9, 2006	629	29.91

In 2006 and 2005, the expense recognized in connection with these awards was $219 and $280, respectively, in the quarter and $894 and $908, respectively, year-to-date. As of July 9, 2006, there was approximately $3,021 of total unrecognized compensation cost related to performance-vested stock awards. That cost is expected to be recognized over a weighted-average period of 1.67 years. During the year-to-date period ended July 10, 2005, no performance-vested awards were granted and no common stock was issued in connection with these awards.

Nonvested Stock Awards — The Company generally issues nonvested stock awards to certain executives under the Company’s share ownership guidelines. These nonvested stock awards vest upon retirement or termination based upon years of service as provided in the award agreement. These awards are amortized to compensation expense over the estimated vesting period based upon the fair value of the Company’s common stock on the award date.

The following is a summary of nonvested stock activity for the year-to-date period ended July 9, 2006:

		Weighted-
		Average Grant Date
	Shares	Fair Value

Nonvested stock outstanding at October 2, 2005	345,470	$23.72
Granted	5,500	41.25
Issued	(8,250)	20.95
Forfeited	(46,750)	20.95

Nonvested stock outstanding at July 9, 2006	295,970	24.56

Vested at July 9, 2006	56,280	20.21

In 2006 and 2005, expense recognized in connection with these nonvested awards was $187 and $145, respectively, in the quarter and $607 and $432, respectively, year-to-date. As of July 9, 2006, there was

JACK IN THE BOX INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(Dollars in thousands, except per share data)
6.	SHARE-BASED EMPLOYEE COMPENSATION (continued)

approximately $5,197 of total unrecognized compensation cost related to nonvested stock awards, which is expected to be recognized over a weighted-average period of 6.3 years. In 2006, the total fair value of shares granted and issued was $227 and $288, respectively. During the year-to-date period ended July 10, 2005, 18,127 shares of nonvested stock were granted with a grant date fair value of $34.55 and no shares were issued.

Non-Management Directors’ Deferred Compensation — Under our deferred compensation plan for non-management directors, our liability is adjusted at the end of each reporting period to reflect the value of the directors’ stock equivalents at the then market price of our common stock. In 2006 and 2005, the amount deferred and the stock appreciation (depreciation) on the deferred compensation recognized was $(289) and $102, respectively, in the quarter and $1,400 and $1,044, respectively, year-to-date. Cash used to settle directors’ deferred compensation upon a director’s retirement from the Board in the second quarter was $1,067.

The following is a summary of the stock equivalent activity for the year-to-date period ended July 9, 2006:

		Weighted-
		Average
	Stocks	Grant Date
	Equivalents	Fair Value

Stock equivalents outstanding at October 2, 2005	123,083	$18.22
Deferred directors’ compensation	9,072	42.58
Cash distribution	(27,410)	38.92

Stock equivalents outstanding at July 9, 2006	104,745	20.95

7.	AVERAGE SHARES OUTSTANDING

The following table reconciles basic weighted-average shares outstanding to diluted weighted-average shares outstanding (in thousands):

	Twelve Weeks Ended		Forty Weeks Ended
	July 9,	July 10,	July 9,	July 10,
	2006	2005	2006	2005

Weighted-average shares outstanding — basic	35,073	35,080	34,858	35,733
Assumed additional shares issued upon exercise of stock options, net of shares reacquired at the average market price	858	1,155	929	1,179
Assumed vesting of nonvested stock, net of shares reacquired at the average market price	87	168	63	155

Weighted-average shares outstanding — diluted	36,018	36,403	35,850	37,067

Stock options excluded (1)	313	—	317	—
Performance based awards excluded (2)	144	86	144	86

(1)	Excluded from diluted weighted-average shares outstanding because their exercise prices, unamortized compensation and tax benefits exceeded the average market price of common stock for the period.

(2)	Excluded from diluted weighted-average shares outstanding because the number of shares issued is contingent on performance achieved against metrics established for the performance period.
8.	COMMITMENTS, CONTINGENCIES AND LEGAL MATTERS

Commitments — We are principally liable for lease obligations on various properties sub-leased to third parties. We are also obligated under a lease guarantee agreement associated with a Chi-Chi’s restaurant property. Due to the bankruptcy of the Chi-Chi’s restaurant chain, previously owned by the Company, we are obligated to perform in accordance with the terms of a guarantee agreement, as well as four other lease agreements, which

JACK IN THE BOX INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(Dollars in thousands, except per share data)
8.	COMMITMENTS, CONTINGENCIES AND LEGAL MATTERS (continued)

expire at various dates in 2010 and 2011. During fiscal year 2003, we established an accrual for these lease obligations and do not anticipate incurring any additional charges in future years related to Chi-Chi’s bankruptcy. As of July 9, 2006, our accrual for the lease guarantee was $1,005 and the maximum potential amount of future payments was $1,675.

Legal Proceedings — During the first quarter of fiscal year 2006, we recorded a $2,400 charge for a legal settlement related to a labor matter in California.

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

Summarized financial information concerning our reportable segment is shown in the following table:

	Twelve Weeks Ended		Forty Weeks Ended
	July 9,	July 10,	July 9,	July 10,
	2006	2005	2006	2005

Jack in the Box revenues	$630,218	$574,231	$2,039,436	$1,860,301
Jack in the Box earnings from operations	42,243	36,634	120,526	114,010
Interest expense and income taxes are not reported on an operating segment basis in accordance with the Company’s method of internal reporting.

A reconciliation of reportable segment revenues to consolidated revenues follows:

	Twelve Weeks Ended		Forty Weeks Ended
	July 9,	July 10,	July 9,	July 10,
	2006	2005	2006	2005

Jack in the Box revenues	$630,218	$574,231	$2,039,436	$1,860,301
Qdoba revenues	18,770	15,072	55,505	42,710

Consolidated revenues	$648,988	$589,303	$2,094,941	$1,903,011

A reconciliation of reportable segment earnings from operations to consolidated earnings from operations follows:

	Twelve Weeks Ended		Forty Weeks Ended
	July 9,	July 10,	July 9,	July 10,
	2006	2005	2006	2005

Jack in the Box earnings from operations	$42,243	$36,634	$120,526	$114,010
Qdoba earnings from operations	2,658	1,525	6,424	2,430

Consolidated earnings from operations	$44,901	$38,159	$126,950	$116,440

JACK IN THE BOX INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(Dollars in thousands, except per share data)
10.	SUPPLEMENTAL CASH FLOW INFORMATION

	Forty Weeks Ended
	July 9,	July 10,
	2006	2005

Cash paid during the year for:
Interest, net of amounts capitalized	$16,244	$12,141
Income tax payments	31,751	41,726
Capital lease obligations incurred	159	911
Restricted stock issued	227	626
11.	RESTAURANT CLOSING, IMPAIRMENT CHARGES AND OTHER

In the third quarter of 2006, we recorded charges related to four Jack in the Box restaurants we have closed or intend to close upon the expiration of their leases. As a result of management’s plan to close these restaurants, we recorded non-cash charges of approximately $1,200 for the impairment of the related long-lived assets. In the third quarter of 2006, based upon our estimates of future cash flows, we also recorded non-cash charges of approximately $500 to write-down the carrying value of two Jack in the Box restaurants, which we continue to operate. These charges have been included in selling, general and administrative expenses in the consolidated statements of earnings.

Total accrued restaurant closing costs, included in accrued expenses and other long-term liabilities, were $5,185 as of July 9, 2006 and $5,495 as of October 2, 2005. In 2006, lease exit costs of $337 resulting from revisions to certain sublease assumptions and the addition of one new region office location were charged to operations, and cash payments of $647 were applied against the restaurant closing costs accrual.

12.	SUBSEQUENT EVENT

The Company entered into an agreement to sell its company-operated restaurants in Hawaii to a new franchise operator. The sale of 25 restaurants is expected to be competed late in the fourth quarter of 2006 and is expected to positively impact net earnings by approximately 20-24 cents per diluted share. Following completion of this transaction, the Hawaii market will be entirely franchise operated. Additionally, a development agreement for new restaurants will be part of the transaction.

13.	NEW ACCOUNTING PRONOUNCEMENTS

In March 2005, the FASB issued Interpretation No. 47, Accounting for Conditional Asset Retirement Obligations — an interpretation of FASB Statement No. 143 (“FIN 47”). FIN 47 clarifies the term conditional asset retirement obligation and requires a liability to be recorded if the fair value of the obligation can be reasonably estimated. The types of asset retirement obligations that are covered by FIN 47 are those for which an entity has a legal obligation to perform an asset retirement activity; however, the timing and/or method of settling the obligation are contingent on a future event that may or may not be within the control of the entity. FIN 47 also clarifies when an entity would have sufficient information to reasonably estimate the fair value of an asset retirement obligation. FIN 47 is effective for fiscal years ending after December 15, 2005. We expect the adoption of FIN 47 will not have a material impact on our consolidated financial position, results of operations or cash flows.

JACK IN THE BOX INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(Dollars in thousands, except per share data)
13.	NEW ACCOUNTING PRONOUNCEMENTS (continued)

On June 1, 2005, the FASB issued SFAS 154, Accounting Changes and Error Corrections — a replacement of APB Opinion No. 20 and FASB Statement No. 3. SFAS 154 applies to all voluntary changes in accounting principle, and changes the requirements of accounting for and reporting of a change in accounting principle. SFAS 154 requires retrospective application to prior periods’ financial statements of a voluntary change in accounting principle unless it is impractical. APB 20 previously required that most voluntary changes in accounting principle be recognized by including in net income of the period of the change the cumulative effect of changing to the new accounting principle. SFAS 154 is effective for accounting changes made in fiscal years beginning after December 15, 2005. Earlier application is permitted for accounting changes made in fiscal years beginning after June 1, 2005. We expect the adoption of this standard will not have a material impact on our consolidated financial position, results of operations or cash flows.

In June 2006, the FASB ratified the consensuses of Emerging Issues Task Force (“EITF”) Issue No. 06-3, How Taxes Collected from Customers and Remitted to Governmental Authorities Should Be Presented in the Income Statement (That Is, Gross versus Net Presentation) (“EITF 06-3”). EITF 06-3 indicates that the income statement presentation on either a gross basis or a net basis of the taxes within the scope of the Issue is an accounting policy decision. The Company’s accounting policy is to present the taxes within the scope of EITF 06-3 on a net basis. The guidance is effective for interim and annual periods beginning after December 15, 2006.

In July 2006, the FASB issued Interpretation No. 48 (“FIN 48”), Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statement No. 109, which clarifies the accounting for uncertainty in income taxes recognized in the financial statements in accordance with SFAS 109, Accounting for Income Taxes. FIN 48 provides guidance on the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosures, and transition. We are currently evaluating the impact of FIN 48 on our consolidated financial statements, which is effective for fiscal years beginning after December 15, 2006.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Results of Operations
     All comparisons under this heading between 2006 and 2005 refer to the 12-week (“quarter”) and 40-week (“year-to-date”) periods ended July 9, 2006 and July 10, 2005, respectively, unless otherwise indicated.
Overview
     Jack in the Box Inc. (the “Company”) owns, operates and franchises Jack in the Box® quick-service restaurants and Qdoba Mexican Grill® (“Qdoba”) fast-casual restaurants, primarily in the western and southern United States. As of July 9, 2006, the Company owned, operated and franchised 2,065 Jack in the Box quick-service restaurants and 298 Qdoba fast-casual restaurants.
     The Company’s primary source of revenue is from company-operated restaurants. The Company also derives revenue from distribution sales to Jack in the Box and Qdoba franchisees, retail sales from fuel and convenience stores (“Quick Stuff®”), royalties from franchised restaurants, rents from real estate leased to certain franchisees, and initial franchise fees and development fees. The Company also recognizes gains from the sale of company-operated restaurants to franchisees.
     The quick-serve restaurant industry has remained complex and challenging in recent years. Challenges presently facing the sector include higher levels of consumer expectations, intense competition with respect to market share, restaurant locations, labor, menu and product development, the emergence of the fast-casual restaurant segment, changes in the economy, including rising oil and gas prices, and trends for healthier eating.
     To address these challenges and others, and to support our goal of becoming a national restaurant company, management has developed a strategic plan focused on three key initiatives. The first initiative is a holistic reinvention of the Jack in the Box brand through menu innovation, upgrading guest service and re-imaging Jack in the Box restaurant facilities to reflect the personality of Jack — the chain’s fictional founder and popular spokesman. The second initiative is a multifaceted growth strategy that includes opening new locations and improving the unit economics of each concept. The third strategic initiative is to expand franchising — through new restaurant development and the sale of company restaurants to franchisees — to generate higher returns and higher margins, while mitigating business-cost and investment risks.
     The following summarizes the most significant events occurring in fiscal year 2006:
•	Restaurant Sales. Contributing to sales growth at Jack in the Box restaurants were new product introductions and strong customer response to marketing messages promoting the chain’s premium products and value menu. To date in 2006, this positive sales momentum resulted in an increase in sales at restaurants open more than one year (“same-store sales”) of 4.3% at Jack in the Box company-operated restaurants and 6.5% at Qdoba system restaurants. For fiscal 2006, we project same-store sales to increase 4.0% to 4.5% at Jack in the Box company restaurants and 6.0% to 7.0% at Qdoba restaurants.

•	Improved Service. We hosted a breakthrough three-day conference for all Jack in the Box company and franchise restaurant managers to engage them in the service vision and provide them tools for improving guest service at their restaurants.

•	New Restaurant Designs. As planned in the third quarter, the Company expanded its comprehensive restaurant re-image program to include a second full market in Seattle, Washington. The re-image program, which is already in test in the Company’s Waco, Texas market, is intended to promote more in-restaurant dining by creating an inviting atmosphere that reflects the personality of Jack.

•	Repurchase of Common Stock. Pursuant to a stock repurchase program authorized by our Board of Directors, the Company repurchased approximately 1.4 million shares of its common stock in the first quarter for approximately $50 million.

•	Interest Rate Swap. To further reduce exposure to rising interest rates, we entered into a third interest rate swap that will effectively convert $60 million of our variable rate term loan borrowings to a fixed rate basis beginning March 2008, concurrent with the end of our existing $60 million interest rate swap, through April 2010.

•	Tax Rate. The effective tax rate in the third quarter was 34.1% versus 37.0% - 37.5% previously expected due to certain tax planning initiatives and tax credits which added $.03 per diluted share to the Company’s 2006 earnings.
The following table sets forth, unless otherwise indicated, the percentage relationship to total revenues of certain items included in the Company’s consolidated statements of earnings.
STATEMENTS OF EARNINGS DATA

	Twelve Weeks Ended		Forty Weeks Ended
	July 9,	July 10,	July 9,	July 10,
	2006	2005	2006	2005

Revenues:
Restaurant sales	75.2%	82.0%	77.1%	82.7%
Distribution and other sales	20.0	13.8	18.1	13.1
Franchise rents and royalties	3.6	3.1	3.6	3.1
Gains on sale of company-operated restaurants and other	1.2	1.1	1.2	1.1

Total revenues	100.0%	100.0%	100.0%	100.0%

Costs of revenues:
Restaurant costs of sales (1)	30.6%	32.3%	31.2%	31.7%
Restaurant operating costs (1)	50.7	50.5	51.3	51.4
Costs of distribution and other sales (1)	98.6	98.2	98.7	98.7
Franchise restaurant costs (1)	45.9	47.8	44.5	45.6
Total costs of revenues	82.6	83.0	83.1	83.1
Selling, general and administrative expenses	10.5	10.6	10.8	10.8
Earnings from operations	6.9	6.5	6.1	6.1

(1)	As a percentage of the related sales and/or revenues.
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

					Impact of Q3 2006
	3rd Quarter				Option Expense
	2006	2005	$ Change	% Change	$ Amount	% Change

Total revenues	$648,988	$589,303	$59,685	10.1%	$—	—%
Costs of revenues	535,894	488,871	47,023	9.6	—	—
Selling, general and administrative expenses	68,193	62,273	5,920	9.5	1,215	2.0
Earnings from operations	44,901	38,159	6,742	17.7	1,215	3.2
Net earnings	27,841	23,886	3,955	16.6	765	3.2
Basic net earnings per share	$.79	$.68	$.11	16.2	$.02	2.9
Diluted net earnings per share	$.77	$.66	$.11	16.7	$.02	3.0

					Impact of YTD 2006
	Year-to-Date				Option Expense
	2006	2005	$ Change	% Change	$ Amount	% Change

Total revenues	$2,094,941	$1,903,011	$191,930	10.1%	$—	—%
Costs of revenues	1,741,117	1,580,700	160,417	10.1	—	—
Selling, general and administrative expenses	226,874	205,871	21,003	10.2	4,999	2.4
Earnings from operations	126,950	116,440	10,510	9.0	4,999	4.3
Net earnings	74,851	69,993	4,858	6.9	3,149	4.5
Basic net earnings per share	$2.15	$1.96	$.19	9.7	$.09	4.6
Diluted net earnings per share	$2.09	$1.89	$.20	10.6	$.09	4.8
     The following table summarizes the number of system wide restaurants:
SYSTEMWIDE RESTAURANT UNITS

	July 9,	October 2,	July 10,
	2006	2005	2005

Jack in the Box:
Company-operated	1,499	1,534	1,534
Franchised	566	515	499

Total system	2,065	2,049	2,033

Qdoba:
Company-operated	66	57	55
Franchised	232	193	174

Total system	298	250	229

Consolidated:
Company-operated	1,565	1,591	1,589
Franchised	798	708	673

Total system	2,363	2,299	2,262

     Ten company and franchised Jack in the Box restaurants opened in the third quarter, along with three new Quick Stuff convenience stores, and the Company sold 17 company-operated restaurants to franchisees. Qdoba opened 14 company and franchised restaurants during the third quarter. Year-to-date, 19 company and franchised Jack in the Box restaurants opened, along with six new Quick Stuff convenience stores, and the Company sold 47 company-operated restaurants to franchisees. Qdoba opened 50 company and franchised restaurants to date in 2006.
Revenues
     Restaurant sales increased $4.7 million and $42.3 million, respectively, to $488.1 million and $1,615.8 million in 2006 from $483.4 million and $1,573.5 million in 2005. This growth primarily reflects an increase in per store average (“PSA”) sales at Jack in the Box and Qdoba company-operated restaurants, partially offset by a decrease in the number of Jack in the Box company-operated restaurants. Same-store sales at Jack in the Box company-operated restaurants increased 2.9% in the quarter reflecting an increase in average check partially offset by a slight decrease in transactions. Year-to-date same-store sales increased 4.3% compared with a year ago, with an increase in both average check and transactions. The increase in same-store sales is primarily due to the success of new product introductions and continued focus on our brand reinvention initiatives.
     Distribution and other sales, representing distribution sales to Jack in the Box and Qdoba franchisees, as well as Quick Stuff fuel and convenience store sales, increased $48.8 million and $129.9 million, respectively, to $130.1 million and $378.2 million in 2006 compared with 2005. This increase is primarily attributable to higher fuel and convenience store sales from growth in the number of Quick Stuff locations to 50 at the end of the quarter from 39 a year ago and higher retail prices per gallon of fuel. Distribution sales grew primarily due to an increase in the number of Jack in the Box and Qdoba franchised restaurants serviced by our distribution centers.
     Franchise rents and royalties increased $5.0 million and $15.9 million, respectively, to $23.3 million and $75.4 million in 2006 compared with 2005, due primarily to an increase in the number of franchised restaurants. The number of franchised restaurants at the end of the quarter grew to 798 from 673 a year ago, reflecting the franchising of Jack in the Box company-operated restaurants and new restaurant development by Qdoba and Jack in the Box franchisees.
     Gains on sale of company-operated restaurants and other revenues increased to $7.6 million and $25.6 million, respectively, in 2006 from $6.4 million and $21.8 million in 2005. The increase in 2006 reflects an increase in gains and fees from the sale of 17 and 47 Jack in the Box restaurants to franchisees, respectively, compared with 20 and 46 restaurants a year ago. The average gain per restaurant increased in 2006 compared with 2005 and is related to the specific sales and cash flows of restaurants sold. Franchise fees related to development agreements and renewed franchise agreements also contributed to the increase. We continued our strategy of selectively selling Jack in the Box company-operated restaurants to franchisees with the goal of improving operating margins and accelerating cash flows, which enables us to develop new restaurants, reinvest in our restaurant re-image program and repurchase the Company’s common stock without incurring additional debt or diluting equity. In fiscal 2006, we expect gains on sale of company-operated restaurants and other revenues to be approximately $34 – $35 million, primarily from the sale of 57 restaurants, excluding the expected sale of 25 company-operated restaurants in Hawaii as discussed in Note 12, Subsequent Event.
Costs and Expenses
     Restaurant costs of sales, which include food and packaging costs were $149.4 million and $504.9 million, respectively, in 2006 compared with $156.1 million and $499.5 million in 2005. As a percentage of restaurant sales, restaurant costs of sales decreased to 30.6% and 31.2%, respectively, in 2006 from 32.3% and 31.7% in 2005. In 2006, lower commodity costs, principally beef, cheese and pork and favorable product mix changes contributed to the lower rates. In fiscal 2005, beef costs were unfavorably impacted by the closing of the U.S. border to Canadian cattle.
     Restaurant operating costs increased to $247.6 million and $829.2 million, respectively, in 2006 from $244.1 million and $809.1 million in 2005. As a percentage of restaurant sales, operating costs were 50.7% and 51.3%, respectively, in 2006 compared with 50.5% and 51.4% in 2005. In the quarter, the percent of sales increase is primarily due to higher costs for utilities. Year-to-date, operating costs as a percent of sales declined slightly as the higher costs for utilities were more than offset by the fixed cost leverage on same-store sales growth, lower workers’ compensation insurance costs and other profit improvement initiatives.
     Costs of distribution and other sales increased to $128.2 million and $373.5 million, respectively, in 2006 from $79.9 million and $244.9 million in 2005, primarily reflecting an increase in the related sales. These costs increased as a percent of the related sales, due primarily to higher retail prices per gallon of fuel at our Quick Stuff locations, which have proportionately higher costs, but yield stable penny profits.
     Franchise restaurant costs, principally rents and depreciation on properties leased to Jack in the Box franchisees, increased to $10.7 million and $33.5 million, respectively, in 2006 from $8.7 million and $27.1 million in 2005, due primarily to an increase in the number of franchised restaurants. As a percentage of franchise rents and royalties, franchise restaurant costs decreased to 45.9% and 44.5%, respectively, in 2006 compared with 47.8% and 45.6% in 2005, due primarily to the leverage provided by higher royalties.
     Selling, general and administrative expenses (“SG&A”) increased to $68.2 million and $226.9 million, respectively, in 2006 from $62.3 million and $205.9 million in 2005. As a percentage of revenues, SG&A expenses decreased in the quarter to 10.5% in 2006 compared with 10.6% in 2005 and year-to-date remained consistent at 10.8% of revenues in both years. In 2006, the leverage provided from higher revenues was offset by the inclusion of stock option expense of $1.2 million in the quarter and $5.0 million year-to-date, higher pension costs, a charge in the third quarter of $1.7 million related to certain restaurant closures and to write-down the carrying value of two Jack in the Box restaurants, which we continue to operate, and a $2.4 million charge in the first quarter for a legal settlement related to a labor matter in California.

     Interest expense, net was $2.7 million and $10.1 million, respectively, in 2006 compared with $3.6 million and $10.0 million in 2005. Interest expense, net includes interest income, which was $2.0 million and $4.9 million, respectively, in 2006 compared with $.9 million and $2.8 million in 2005, reflecting higher cash balances and increased interest rates on invested cash. The increase in interest income was offset by an increase in the average interest rates incurred on the Company’s credit facility compared with a year ago.
     The income tax provisions reflect year-to-date tax rates of 35.9% in 2006 and 34.2% in 2005. The tax rate in 2006 reflects continuing tax planning strategies. The lower tax rate in 2005 relates primarily to the resolution of a prior year’s tax position, the retroactive reinstatement of the Work Opportunity Tax Credit and continued tax-planning strategies. We expect the annual tax rate for fiscal year 2006 to be 36.0% – 36.5%. The final annual tax rate cannot be determined until the end of the fiscal year; therefore, the actual rate could differ from our current estimates.
Net Earnings
     Net earnings were $27.8 million in the quarter, or $0.77 per diluted share, in 2006 compared to $23.9 million, or $0.66 per diluted share, in 2005. Year-to-date net earnings were $74.9 million, or $2.09 per diluted share, in 2006 compared to $70.0 million, or $1.89 per diluted share, in 2005. Qdoba was accretive to earnings as anticipated.
Liquidity and Capital Resources
     General. Cash and cash equivalents increased $87.8 million to $191.5 million at July 9, 2006 from $103.7 million at the beginning of the fiscal year. This increase is due primarily to cash flows provided by operating activities, proceeds from the sale of company-operated restaurants, assets held for sale and leaseback and the issuance of common stock, which offset the Company’s stock repurchase program and property and equipment expenditures. We generally reinvest available cash flows from operations to develop new or enhance existing restaurants and to repurchase shares of our common stock.
     Financial Condition. The Company, and the restaurant industry in general, maintains relatively low levels of accounts receivable and inventories and vendors grant trade credit for purchases such as food and supplies. We also continually invest in our business through the addition of new units and refurbishment of existing units, which are reflected as long-term assets.
     Credit Facility. Our credit facility is comprised of (i) a $200 million revolving credit facility maturing on January 8, 2008 with an interest rate of London Interbank Offered Rate (“LIBOR”) plus 2.25% and (ii) a $268.8 million term loan maturing on January 8, 2011 with a rate of LIBOR plus 1.50%. The credit facility requires the payment of an annual commitment fee based on the unused portion of the credit facility. The annual commitment rate and the credit facility’s interest rates are based on a financial leverage ratio, as defined in the credit agreement. The Company and certain of its subsidiaries granted liens in substantially all personal property assets to secure our respective obligations under the credit facility. Under certain circumstances, the Company and each of its certain subsidiaries may be required to grant liens in certain real property assets to secure their respective obligations under the credit facility. Additionally, certain of our real and personal property secure other indebtedness of the Company. At July 9, 2006, we had no borrowings under our revolving credit facility and had letters of credit outstanding against our credit facility of $0.3 million.
     Effective October 6, 2005, we amended our credit facility to achieve a 25 basis points reduction in the term loan’s applicable margin, to expand the categories of investments allowable under the credit agreement, and to provide for an aggregate amount of $200 million for the acquisition of our common stock or the potential payment of cash dividends. Fees paid in connection with the re-pricing were customary for such arrangements of this type and were not material.
     Letter of Credit Agreement. To reduce the Company’s letter of credit fees, the Company entered into a separate cash-collateralized letter of credit agreement in October 2004. At July 9, 2006, the Company had letters of credit outstanding under this agreement of $38.5 million, which were collateralized by approximately $45.7 million of cash and cash equivalents. Although the Company intends to continue this arrangement, it has the ability to terminate the cash-collateralized letter of credit agreement thereby eliminating restrictions on the cash and cash equivalents balance.

     Interest Rate Swaps. To reduce the Company’s exposure to rising interest rates, in March 2005, the Company entered into two interest rate swap agreements that effectively converted $130 million of its variable rate term loan borrowings to a fixed rate basis through March 2008. The agreements have been designated as cash flow hedges under the terms of SFAS 133, Accounting for Derivative Instruments and Hedging Activities, with effectiveness assessed based on changes in the present value of interest payments on the term loan. Accordingly, changes in the fair value of the interest rate swap contracts are recorded, net of taxes, as a component of accumulated other comprehensive loss, net in the accompanying condensed consolidated balance sheets. These agreements effectively convert a portion of the Company’s variable rate bank debt to fixed rate debt and have an average pay rate of 4.28%, yielding a fixed rate of 5.78% including the term loan’s 1.50% applicable margin.
     To further reduce our exposure, on April 24, 2006, we entered into an interest rate swap agreement that will effectively convert $60 million of our variable rate term loan borrowings to a fixed rate basis beginning March 2008, concurrent with the end our existing $60 million interest rate swap, through April 2010. This agreement has also been designated as a cash flow hedge under the terms of SFAS 133.
     We are subject to a number of covenants under our various debt instruments, including limitations on additional borrowings, acquisitions, loans to franchisees, capital expenditures, lease commitments and dividend payments, as well as requirements to maintain certain financial ratios, cash flows and net worth. As of July 9, 2006, we were in compliance with all debt covenants.
     Total debt outstanding decreased to $292.0 million at July 9, 2006 from $298.0 million at October 2, 2005, due to scheduled debt repayments made during the year, including payments made on capital leases.
     Sale of Company-Operated Restaurants. We have continued our strategy of selectively franchising Jack in the Box company-operated restaurants, selling 17 and 47 restaurants, respectively, in 2006 compared with 20 and 46 in 2005. Year-to-date proceeds from the sale of company-operated restaurants were $27.1 million in 2006 and $25.6 million in 2005.
     Common Stock Repurchase Program. Pursuant to a $150 million stock repurchase program authorized by our Board of Directors in September 2005, the Company repurchased 1,444,700 shares of its common stock for approximately $50 million during the first quarter of 2006. This stock repurchase program is intended to increase shareholder value and offset the dilutive effect of stock option exercises.
     Capital Expenditures. Cash flows used for additions to property and equipment increased to $89.8 million in 2006 from $76.4 million in 2005, due primarily to investments associated with the Company’s re-image program. In 2006 and 2005, we also incurred capital lease obligations of $0.2 million and $0.9 million, respectively. We expect capital expenditures to be approximately $150 million in fiscal 2006.
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

     Retirement Benefits — The Company sponsors pension and other retirement plans in various forms covering those employees who meet certain eligibility requirements. Several statistical and other factors, which attempt to anticipate future events, are used in calculating the expense and liability related to the plans, including assumptions about the discount rate, expected return on plan assets and the rate of increase in compensation levels, as determined by the Company using specified guidelines. In addition, our outside actuarial consultants also use certain statistical factors such as turnover, retirement and mortality rates to estimate the Company’s future benefit obligations. The actuarial assumptions used may differ materially from actual results due to changing market and economic conditions, higher or lower turnover and retirement rates or longer or shorter life spans of participants. These differences may impact the amount of pension expense recorded by the Company. The net periodic pension and postretirement benefit cost in fiscal year 2006 is expected to be approximately $7.5 million higher than fiscal year 2005 due principally to decreases in discount rates.
     Self Insurance — The Company is self-insured for a portion of its current and prior years’ losses related to its workers’ compensation, general liability, automotive, medical and dental programs. In estimating the Company’s self-insurance accruals, we use independent actuarial estimates of expected losses, which are based on statistical analyses of historical data. These assumptions are closely monitored and adjusted when warranted by changing circumstances. Should a greater amount of claims occur compared to what was estimated or costs increase beyond what was expected, accruals might not be sufficient, and additional expense may be recorded.
     Long-lived Assets — Property, equipment and certain other assets, including amortized intangible assets, are reviewed for impairment when indicators of impairment are present. This review includes a restaurant-level analysis that takes into consideration a restaurant’s operating cash flows, the period of time since a restaurant has been opened or remodeled, and the maturity of the related market. When indicators of impairment are present, we perform an impairment analysis on a restaurant-by-restaurant basis. If the sum of undiscounted future cash flows is less than the net carrying value of the assets, we recognize an impairment loss by the amount which the carrying value exceeds the fair value of the assets. Our estimates of future cash flows may differ from actual cash flows due to, among other things, economic conditions or changes in operating performance. In fiscal 2006, we recorded impairment charges primarily related to certain restaurant closures and to write down the carrying value of two Jack in the Box restaurants, which we continue to operate. We noted no other indicators of impairment of our long-lived assets.
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
     Allowances for Doubtful Accounts — Our trade receivables consist primarily of amounts due from franchisees for rents on leased sites, royalties and distribution sales. In certain circumstances, we may also have receivables related to financing provided on the sale of company-operated restaurants to certain qualified franchisees. We continually monitor amounts due from franchisees and maintain an allowance for doubtful accounts for estimated losses resulting from the inability of our franchisees to make required payments. This estimate is based on our assessment of our ability to collect specific franchisee accounts, as well as a general allowance based on historical trends, the financial condition of our franchisees, consideration of the general economy and the aging of such receivables. The Company has good relationships with its franchisees and high collection rates; however, if the future financial condition of our franchisees were to deteriorate, resulting in their inability to make specific required payments, additions to the allowance for doubtful accounts may be required.
     Legal Accruals — The Company is subject to claims and lawsuits in the ordinary course of its business. A determination of the amount accrued, if any, for these contingencies is made after analysis of each matter. We continually evaluate such accruals and may increase or decrease accrued amounts, as we deem appropriate.

Future Application of Accounting Principles
     In March 2005, the Financial Accounting Standards Board (“FASB”) issued Interpretation No. 47, Accounting for Conditional Asset Retirement Obligations—an interpretation of FASB Statement No. 143 (“FIN 47”). FIN 47 clarifies the term conditional asset retirement obligation and requires a liability to be recorded if the fair value of the obligation can be reasonably estimated. The types of asset retirement obligations that are covered by FIN 47 are those for which an entity has a legal obligation to perform an asset retirement activity; however, the timing and/or method of settling the obligation are contingent on a future event that may or may not be within the control of the entity. FIN 47 also clarifies when an entity would have sufficient information to reasonably estimate the fair value of an asset retirement obligation. FIN 47 is effective for fiscal years ending after December 15, 2005. We expect the adoption of FIN 47 will not have a material impact on our consolidated financial position, results of operations or cash flows.
     On June 1, 2005, the FASB issued SFAS 154, Accounting Changes and Error Corrections — a replacement of APB Opinion No. 20 and FASB Statement No. 3. SFAS 154 applies to all voluntary changes in accounting principle, and changes the requirements of accounting for and reporting of a change in accounting principle. SFAS 154 requires retrospective application to prior periods’ financial statements of a voluntary change in accounting principle unless it is impractical. APB 20 previously required that most voluntary changes in accounting principle be recognized by including the cumulative effect of changing to the new accounting principle in net income of the period of the change. SFAS 154 is effective for accounting changes made in fiscal years beginning after December 15, 2005. Earlier application is permitted for accounting changes made in fiscal years beginning after June 1, 2005. We expect the adoption of this standard will not have a material impact on our consolidated financial position, results of operations or cash flows.
     In June 2006, the FASB ratified the consensuses of Emerging Issues Task Force (“EITF”) Issue No. 06-3, How Taxes Collected from Customers and Remitted to Governmental Authorities Should Be Presented in the Income Statement (That Is, Gross versus Net Presentation) (“EITF 06-3”). EITF 06-3 indicates that the income statement presentation on either a gross basis or a net basis of the taxes within the scope of the Issue is an accounting policy decision. The Company’s accounting policy is to present the taxes within the scope of EITF 06-3 on a net basis. The guidance is effective for interim and annual periods beginning after December 15, 2006.
     In July 2006, the FASB issued Interpretation No. 48 (“FIN 48”), Accounting for Uncertainty in Income Taxes — an interpretation of FASB No. 109, which clarifies the accounting for uncertainty in income taxes recognized in the financial statements in accordance with SFAS 109, Accounting for Income Taxes. FIN 48 provides guidance on the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosures, and transition. We are currently evaluating the impact of FIN 48 on our consolidated financial statements, which is effective for fiscal years beginning after December 15, 2006.
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
•	Whether new interior and exterior designs will foster increases in sales at re-imaged restaurants and yield the desired return on investment. Delays in the opening of remodeled restaurants.
•	The risk of widespread negative publicity, whether or not based in fact, which affects consumer perceptions about the health, safety or quality of food and beverages served at our restaurants.
•	Costs may exceed projections, including costs for food ingredients, utilities, real estate, insurance, equipment, technology, construction of new and remodeled restaurants, and labor including increases in minimum wage, workers compensation and other insurance and healthcare. Increases in the cost of fuel may have an adverse effect upon the Company’s results due to increases in the cost of food and packaging, cost of distribution and effect upon consumer spending patterns.
•	There can be no assurances that the Company’s growth objectives in the regional domestic markets in which it operates restaurants and convenience stores will be met or that the new facilities will be profitable. Anticipated and unanticipated delays in development, sales softness and restaurant closures may have a material adverse effect on the Company’s results of operations. The development and profitability of restaurants can be adversely affected by many factors, including the ability of the Company and its franchisees to select and secure suitable sites on satisfactory terms, costs of construction, the availability of financing and general business and economic conditions.
•	Aggressive competition from numerous and varied competitors (some with significantly greater financial resources) in all areas of business, including new concepts, facility design, competition for labor, new product introductions, promotions and discounting. Additionally, the trend toward convergence in grocery, deli and other types of food services may increase the number of our competitors.
•	The realization of gains from the sales of company-operated restaurants to existing and new franchisees depends upon various factors, including our ability to identify franchisee candidates with the appropriate experience and resources, sales trends, the financing market and economic conditions. Planned sales of company-operated restaurants may be delayed or may fail to occur. The number of franchises sold and the amount of gain realized from the sale of an on-going business may not be consistent from quarter-to-quarter and may not meet expectations.
•	The risks and costs of legal claims such as class actions involving employees, franchisees, shareholders or consumers, including costs related to potential settlement or judgments.
•	The impact on the Company’s financial results from changes in accounting standards, policies or practices or related interpretations by auditors or regulatory entities, including changes in tax accounting or tax laws.
•	Information security risks and the Company’s costs or exposures associated with maintaining the security of information and the use of cashless payments. Such risks include increased investment in technology and costs of compliance with consumer protection and other laws.
•	The risks, and potential impact upon sales and expenses, of significant demographic changes, adverse weather, work stoppages, economic conditions such as inflation or recession or political conditions such as terrorist activity or the effects of war, epidemics or pandemics or the prospect of such events, energy blackouts, or other significant events, particularly in California and Texas where approximately 65% of Jack in the Box restaurants are located; new legislation and governmental regulation; the possibility of unforeseen events affecting the food service industry in general and other factors over which the Company has no control can adversely affect our results of operation.
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
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS
     Our primary exposure relating to financial instruments is changes in interest rates. The Company uses interest rate swap agreements to reduce exposure to interest rate fluctuations. At July 9, 2006, the Company had two interest rate swap agreements having an aggregate notional amount of $130 million expiring March 2008. These agreements effectively convert a portion of the Company’s variable rate bank debt to fixed rate debt and have an average pay rate of 4.28%, yielding a fixed rate of 5.78% including the term loan’s 1.50% applicable margin.
     Our credit facility, which is comprised of a revolving credit facility and a term loan, bears interest at an annual rate equal to the prime rate or LIBOR plus an applicable margin based on a financial leverage ratio. As of April 16, 2006, the applicable margin for the LIBOR-based revolving loans and term loan were set at 2.25% and

1.50%, respectively. A hypothetical 100 basis point increase in short-term interest rates, based on the unhedged outstanding balance of our revolving credit facility and term loan at July 9, 2006, would result in an estimated increase of $1.4 million in annual interest expense.
     Changes in interest rates also affect our pension expense, as do changes in the expected long-term rate of return on our pension plan assets. An assumed discount rate is used in determining the present value of future cash outflows currently expected to be required to satisfy the pension benefit obligation when due. Additionally, an assumed long-term rate of return on plan assets is used in determining the average rate of earnings expected on the funds invested or to be invested to provide the benefits to meet our projected benefit obligation. A hypothetical 25 basis point reduction in the assumed discount rate and expected long-term rate of return on plan assets would result in an estimated increase of $1.6 million and $0.3 million, respectively, in our future annual pension expense.
     We are also exposed to the impact of utility price fluctuations related to unpredictable factors such as weather and various other market conditions outside our control. Our ability to recover increased costs through higher prices is limited by the competitive environment in which we operate. From time-to-time, we enter into futures and option contracts to manage these fluctuations. Open futures and option contracts at July 9, 2006 were not significant.
     At July 9, 2006, we had no other material financial instruments subject to significant market exposure.
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
ITEM 1A. RISK FACTORS
     There have been no material changes to the risk factors previously disclosed in the Company’s Form 10-K for the year ended October 2, 2005. You should review the brief discussion of some of those risk factors appearing under the heading “Cautionary Statements Regarding Forward-Looking Statements” and throughout Management’s Discussion and Analysis in this Form 10-Q.
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
     On September 16, 2005, the Board of Directors authorized a $150 million stock repurchase program through the end of fiscal year 2008, which was announced September 21, 2005. No treasury stock purchases were made by the Company under this authorization during the quarter, and $100 million of repurchase availability remains as of July 9, 2006.
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

4.2	Shareholder Rights Agreement(3)

10.1	Amended and Restated Credit Agreement dated as of January 8, 2004 by and among Jack in the Box Inc. and the lenders named therein(13)

10.1.1	First Amendment dated as of June 18, 2004 to the Amended and Restated Credit Agreement(14)

10.1.2	Second Amendment and Consent dated as of September 24, 2004 to the Amended and Restated Credit Agreement(18)

10.1.3	Third Amendment dated as of January 31, 2005 to the Amended and Restated Credit Agreement(20)

10.1.4	Fourth Amendment dated as of September 30, 2005 to the Amended and Restated Credit Agreement (25)

10.2	Purchase Agreements dated as of January 22, 1987 between Foodmaker, Inc. and FFCA/IIP 1985 Property Company and FFCA/IIP 1986 Property Company(1)

10.3	Land Purchase Agreements dated as of February 18, 1987 by and between Foodmaker, Inc. and FFCA/IPI 1984 Property Company and FFCA/IPI 1985 Property Company and Letter Agreement relating thereto(1)

10.4.1*	Amended and Restated 1992 Employee Stock Incentive Plan(4)

10.4.2*	Jack in the Box Inc. 2002 Stock Incentive Plan(9)

10.5*	Capital Accumulation Plan for Executives(8)

10.5.1*	First Amendment dated as of August 2, 2002 to the Capital Accumulation Plan for Executives(10)

10.6*	Supplemental Executive Retirement Plan(8)

10.6.1*	First Amendment dated as of August 2, 2002 to the Supplemental Executive Retirement Plan(10)

10.7*	Amended and Restated Performance Bonus Plan(26)

10.7.1*	Bonus Program for Fiscal 2005 Under the Performance Bonus Plan(20)

10.8*	Deferred Compensation Plan for Non-Management Directors(2)

10.9*	Amended and Restated Non-Employee Director Stock Option Plan(7)

10.10*	Form of Compensation and Benefits Assurance Agreement for Executives(5)

10.11*	Form of Indemnification Agreement between Jack in the Box Inc. and certain officers and directors(10)

10.12	Consent Agreement(10)

10.13*	Executive Deferred Compensation Plan(11)

10.14*	Form of Restricted Stock Award for certain executives(11)

10.14.1*	Form of Restricted Stock Award for certain executives under the 2004 Stock Incentive Plan(22)

10.14(a)	Schedule of Restricted Stock Awards (25)

10.15*	Executive Agreement between Jack in the Box Inc. and Gary J. Beisler, President and Chief Executive Officer of Qdoba Restaurant Corporation(12)

10.16*	Amended and Restated 2004 Stock Incentive Plan(19)

10.17*	Form of Stock Option Awards(15)

10.18*	Retirement Agreement between Jack in the Box Inc. and John F. Hoffner, Executive Vice President and Chief Financial Officer(17)

10.19*	Principal Officer, Terms of Employment(21)

10.20	The Jack in the Box Inc. Non-Employee Director Stock Option Award Agreement under the 2004 Stock Incentive Plan(23)

10.21*	Executive Compensation — Base Salaries (25)

10.22*	Compensation and Benefits Assurance Agreement for Executives

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Management contract or compensatory plan.

(1)	Previously filed and incorporated herein by reference from registrant’s Registration Statement on Form S-1 (No. 33-10763) filed February 24, 1987.

(2)	Previously filed and incorporated herein by reference from registrant’s Definitive Proxy Statement dated January 17, 1995 for the Annual Meeting of Stockholders on February 17, 1995.

(3)	Previously filed and incorporated by reference from registrant’s Current Report on Form 8-K dated August 1, 1996.

(4)	Previously filed and incorporated herein by reference from registrant’s Registration Statement on Form S-8 (No. 333-26781) filed May 9, 1997.

(5)	Previously filed and incorporated herein by reference from registrant’s Annual Report on Form 10-K for the fiscal year ended September 29, 1996.

(6)	Previously filed and incorporated herein by reference from registrant’s Quarterly Report on Form 10-Q for the quarter ended April 12, 1998.

(7)	Previously filed and incorporated herein by reference from registrant’s Annual Report on Form 10-K for the fiscal year ended October 3, 1999.

(8)	Previously filed and incorporated herein by reference from registrant’s Annual Report on Form 10-K for the fiscal year ended September 30, 2001.

(9)	Previously filed and incorporated herein by reference from the registrant’s Definitive Proxy Statement dated January 18, 2002 for the Annual Meeting of Stockholders’ on February 22, 2002.

(10)	Previously filed and incorporated herein by reference from registrant’s Annual Report on Form 10-K for the fiscal year ended September 29, 2002.

(11)	Previously filed and incorporated herein by reference from registrant’s Quarterly Report on Form 10-Q for the quarter ended January 19, 2003.

(12)	Previously filed and incorporated herein by reference from registrant’s Quarterly Report on Form 10-Q for the quarter ended April 13, 2003.

(13)	Previously filed and incorporated herein by reference from the registrant’s Quarterly Report on Form 10-Q for the quarter ended January 18, 2004.

(14)	Previously filed and incorporated herein by reference from the registrant’s Quarterly Report on Form 10-Q for the quarter ended July 4, 2004.

(15)	Previously filed and incorporated herein by reference from the registrant’s Current Report on Form 8-K dated September 10, 2004

(16)	Previously filed and incorporated herein by reference from the registrant’s Current Report on Form 8-K dated October 7, 2004.

(17)	Previously filed and incorporated herein by reference from the registrant’s Current Report on Form 8-K dated November 17, 2004.

(18)	Previously filed and incorporated herein by reference from registrant’s Annual Report on Form 10-K for the fiscal year ended October 3, 2004.

(19)	Previously filed and incorporated herein by reference from the registrant’s Current Report on Form 8-K dated February 24, 2005.

(20)	Previously filed and incorporated herein by reference from the registrant’s Quarterly Report on Form 10-Q for the quarter ended January 23, 2005.

(21)	Previously filed and incorporated herein by reference from the registrant’s Current Report on Form 8-K dated March 14, 2005.

(22)	Previously filed and incorporated herein by reference from the registrant’s Current Report on Form 8-K dated October 24, 2005.

(23)	Previously filed and incorporated herein by reference from the registrant’s Current Report on Form 8-K dated November 10, 2005.

(24)	Previously filed and incorporated herein by reference from the registrant’s Current Report on Form 8-K dated November 10, 2005.

(25)	Previously filed and incorporated herein by reference from registrant’s Annual Report on Form 10-K for the fiscal year ended October 2, 2005.

(26)	Previously filed and incorporated herein by reference from the registrant’s Current Report on Form 8-K dated February 17, 2006.

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

Date: August 8, 2006