Form 10-K
period 2006-10-01
JACK IN THE BOX INC /NEW/
filed 2006-11-22
CIK 807882

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE FISCAL YEAR ENDED OCTOBER 1, 2006
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
Securities registered pursuant to Section 12(g) of the Act: None
Indicate by check mark whether the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.
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
Yes ☐      No ☑
The aggregate market value of the common stock held by non-affiliates of the registrant, computed by reference to the closing price reported in the New York Stock Exchange – Composite Transactions as of April 16, 2006, was approximately $1,536.7 million.
Number of shares of common stock, $.01 par value, outstanding as of the close of business November 20, 2006 - 35,965,506.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the Proxy Statement to be filed with the Securities and Exchange Commission in connection with the 2007 Annual Meeting of Stockholders are incorporated by reference into Part III hereof.

JACK IN THE BOX INC.

PART I
ITEM 1. BUSINESS
The Company
          Overview. Jack in the Box Inc. (the “Company”) owns, operates and franchises Jack in the Box® quick-service hamburger restaurants and Qdoba Mexican Grill® (“Qdoba”) fast-casual restaurants. In fiscal 2006, we generated total revenues of $2.8 billion. As of the end of our fiscal year on October 1, 2006, the Jack in the Box system included 2,079 restaurants, of which 1,475 were company-operated and 604 were franchise-operated. Jack in the Box restaurants are located primarily in the western and southern United States. Based on the number of units, Jack in the Box is the second or third largest quick-service hamburger chain in most of its major markets. As of October 1, 2006, the Qdoba Mexican Grill system included 318 fast-casual restaurants in 40 states, of which 70 were company-operated and 248 were franchise-operated.
          Background. The first Jack in the Box restaurant, which offered only drive-thru service, opened in 1951. By 1968, the Jack in the Box chain had expanded its operations to approximately 300 restaurants. After the Company was purchased in 1968 by Ralston Purina Company, a major expansion program was initiated in an effort to penetrate the eastern and midwestern markets, and by 1979 the business had grown to over 1,000 units. In 1979, the Company decided to divest 232 restaurants in the east and midwest to concentrate its efforts and resources in the western and southwestern markets, which were believed to offer the greatest growth and profit potential at that time. In 1985, a group of private investors acquired the Company and, in 1987, a public offering of common stock was completed. In 1988, the outstanding publicly-held shares were acquired by private investors through a tender offer. In 1992, a recapitalization was completed that included a public offering of common stock and indebtedness. Since that time, we have continued to grow, primarily through the addition of new company-operated restaurants, and we entered new markets in the Southeast beginning in 1999. In addition, to supplement our core growth and balance the risk associated with growing solely in the highly competitive hamburger segment of the quick-service restaurant (“QSR”) industry, on January 21, 2003, we acquired Qdoba Restaurant Corporation, operator and franchisor of Qdoba Mexican Grill, expanding our growth opportunities into the fast-casual restaurant segment.
          Strategic Plan. We plan to grow to a national restaurant company by focusing on three key strategic initiatives: (1) reinventing the Jack in the Box brand, (2) profitably growing the business, and (3) expanding franchising activities. We are taking a holistic approach to reinventing the Jack in the Box brand by upgrading our menu, guest service and restaurant facilities. Our multifaceted growth strategy includes increasing same-store sales at Jack in the Box and Qdoba, and new unit growth for both of these restaurant concepts. Our third strategic initiative to expand franchising activities includes new unit development for both restaurant concepts as well as continued refranchising of company-operated Jack in the Box restaurants.
          Strategic Plan – Brand Reinvention. We believe that brand reinvention will differentiate us from our competition and make Jack in the Box a preferred brand by offering our guests a better restaurant experience than typically found in the QSR segment. Our JBX Grill test, which was cancelled in fiscal 2005, has been a catalyst for developing innovative new menu items, service initiatives and creative restaurant design elements for use across the more than 2,000 existing restaurants comprising our core Jack in the Box brand. Brand reinvention will include the following changes to the restaurant experience:
•	Menu Innovation. We believe that menu innovation and our focus on higher-quality products will further differentiate Jack in the Box from competitors, strengthen our brand and attract a broader consumer audience. In support of this initiative, in fiscal 2006 Jack in the Box enhanced its menu in the following ways: expanded our line of burgers and sandwiches served on artisan, hearth-baked ciabatta bread to include the Chipotle Chicken Ciabatta and Breakfast Ciabatta sandwiches; introduced buttermilk biscuits with two sandwiches – a Bacon, Egg & Cheese and Sausage, Egg & Cheese; and enhanced our real ice cream shakes, including new flavors like Vanilla Malted Crunch and Orange & Cream, by adding a retro-style swirl of creamy whipped topping and a cherry. We also leveraged partnerships with several major brand-name vendors and added the following: a fresh fruit cup from Del Monte; Minute Maid orange juice, Dannon bottled water, and a Chocolate Chip Cookie Cheesecake made with Nestle Toll House semi-sweet morsels. Additional premium-quality products are in various stages of test and development as we continue to innovate and enhance product quality as a means to differentiate our menu from other quick-service chains.

•	Improved Service. A second major aspect of brand reinvention is to improve the level and consistency of guest service. In fiscal year 2006, we continued to build upon recent internal service initiatives to help us attract higher-quality applicants for crew-member positions, which can improve employee productivity, maximize retention, and reduce new employee training costs. These initiatives include access to affordable healthcare for all crew members including part-time employees, an ESL (English-as-a-second-language) program for our Spanish team members, and computer-based training in all of our restaurants. In the field, Jack in the Box implemented a “team” approach to management that focuses on coaching restaurant teams, not just managing them, to achieve excellence in all aspects of restaurant operations. A breakthrough three-day conference for company and franchise restaurant managers engaged them in the service vision and provided tools for improving guest service. Similar meetings in every region subsequently delivered the same messages and tools to all of our restaurant teams as well as most of our distribution centers.

•	Re-imaged Restaurants. The third element of brand reinvention is renovation of our restaurant facilities. In fiscal 2006, the company re-imaged approximately 150 restaurants, including our entire Waco and Seattle markets, with a comprehensive program that includes a complete redesign of the dining room and common areas. Interior finishes include ceramic tile floors; a mix of seating styles, such as booths, bars and high-top round tables; decorative pendant lighting; and graphics and wall collages. Other elements of the program include flat-screen televisions, music, uniforms, menu boards and packaging, along with new paint schemes, landscaping and other exterior enhancements. We believe it is important to create a “destination dining” experience for guests while remaining consistent with our goals of upgrading the quality of our food and guest service.
          Strategic Plan – Growth Strategy. Our multifaceted growth strategy includes increasing same-store sales and new unit growth at both Jack in the Box and Qdoba concepts.
•	Jack in the Box Growth. Sales at company-operated Jack in the Box restaurants open more than one year (“same-store sales”) increased 4.8% in fiscal 2006. We credit the progress made in reinventing the Jack in the Box brand with this increase, and we believe ongoing success in executing that strategy will continue to grow sales and customer traffic. In fiscal 2006, we opened 36 new company and franchise-operated Jack in the Box restaurants, 11 with our proprietary Quick Stuff® convenience-store and fuel station business. Restaurant growth in fiscal 2006 was in existing markets, as we continued to see opportunities to increase our market penetration. In 2007, we plan to open 40-45 new company and franchise-operated restaurants. Our growth strategy for Jack in the Box includes expansion into new contiguous markets through both company investment and franchise development.

•	Qdoba Growth. In 2006, we opened 71 new company and franchise-operated Qdoba restaurants, and plan to add 80-90 new units in fiscal 2007. We will continue to actively expand our fast-casual subsidiary, primarily through aggressive franchise growth. With a substantial number of new stores in its development pipeline and a 5.9% increase in system same-store sales in fiscal 2006, Qdoba is emerging as a leader in this fast-growing segment of the restaurant industry and is well on its way to becoming a national brand.
          Strategic Plan – Franchising Strategy. Our third strategic initiative is to continue expanding our franchising activities to generate higher margins and returns for the company, while mitigating business-cost and investment risks. In fiscal 2006, we sold 82 company-operated Jack in the Box restaurants to franchisees, including the fourth-quarter sale of all 25 company-operated restaurants in Hawaii. This transaction represented the first sale of an entire market since we announced our intent to increase franchising activities in 2002. Additionally, franchisees developed 7 new Jack in the Box and 58 new Qdoba restaurants in fiscal 2006. Through continued franchise sales and the development of new franchised restaurants, we intend to increase the percentage of franchised restaurants to approximately 35% of our Jack in the Box system by 2008. Our long-term goal is to grow the percentage of franchise ownership in the Jack in the Box brand by approximately 5% annually and to move towards a range of franchise ownership more closely aligned with that of the QSR industry. Our plan is to not only franchise existing locations, but to also sign development agreements for new restaurants as we did with the new operator in Hawaii.
Restaurant Concepts
          Jack in the Box. Jack in the Box restaurants offer a broad selection of distinctive, innovative products targeted primarily at the adult fast-food consumer. The Jack in the Box menu features a variety of hamburgers, salads, specialty sandwiches, tacos, drinks and side items. Hamburger products include our signature Jumbo Jack®, Sourdough Jack® and Ultimate Cheeseburger. Jack in the Box restaurants also offer premium entrée salads and sandwiches, to appeal to a broader customer base, including more women and consumers older than the traditional QSR target market of 18-34 year old men. Furthermore, Jack in the Box restaurants offer value-priced products, known as “Jack’s Value Menu,” to compete against price-oriented competitors and because value is important to certain fast-food customers. Jack in the Box restaurants offer customers both the ability to customize their meals and to order any product, including breakfast items, anytime of the day. We believe that our distinctive menu has been instrumental in developing brand loyalty and is appealing to customers with a broad range of food preferences. Furthermore, we believe that, as a result of our diverse menu, our restaurants are less dependent than other quick-service chains on the commercial success of one or a few products.
          The Jack in the Box restaurant chain was the first major hamburger chain to develop and expand the concept of drive-thru restaurants. In addition to drive-thru windows, most of our restaurants have seating capacities ranging from 20 to 100 persons and are open 18-24 hours a day. Drive-thru sales currently account for nearly 70% of sales at company-operated restaurants.

          The following table summarizes the changes in the number of company-operated and franchised Jack in the Box restaurants since the beginning of fiscal 2002:

	Fiscal Year
	2006	2005	2004	2003	2002

Company-operated restaurants:
Opened	29	38	56	90	100
Sold to franchisees	(82)	(58)	(49)	(36)	(22)
Closed	(6)	(5)	(2)	(8)	(3)
Acquired from franchisees	—	1	—	—	1
End of period total	1,475	1,534	1,558	1,553	1,507
Franchised restaurants:
Opened	7	11	5	3	3
Acquired from Company	82	58	49	36	22
Sold to Company	—	(1)	—	—	(1)
Closed	—	(1)	—	—	—
End of period total	604	515	448	394	355
System end of period total	2,079	2,049	2,006	1,947	1,862
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
Restaurant Expansion and Site Selection and Design
          Restaurant Expansion. We opened 36 new Jack in the Box company-operated and franchised restaurants in fiscal 2006. In fiscal 2007, we plan to open 40-45 new Jack in the Box restaurants, including franchised units. Our long-term growth strategy includes continued restaurant expansion, including expansion into new contiguous markets through Company investment and franchise development.
          In fiscal year 2006, we opened 71 new Qdoba company-operated and franchised restaurants, representing unit growth of more than 28% over the prior year. Qdoba’s growth is expected to come primarily from increasing the number of franchise-developed locations. In fiscal 2007, we plan to open 80-90 new Qdoba restaurants, including franchised units. We remain committed to growing our fast-casual subsidiary and believe that Qdoba has significant expansion potential.
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
          We have a restaurant prototype with different seating capacities to help reduce costs and improve our flexibility in locating restaurants. Management believes that the flexibility provided by the alternative configurations enables the Company to match the restaurant configuration with the specific economic, demographic, geographic and physical characteristics of a particular site. Costs to develop a traditional Jack in the Box restaurant range from $1.5 million to $2.0 million. Typical development costs for a Quick Stuff, which includes a Jack in the Box restaurant, range from $3.0 million to $4.0 million. Qdoba restaurant development costs typically range from $0.5 million to $0.6 million. Whenever possible, the Company uses lease financing and other means to lower the initial cash investment in a typical Jack in the Box and Quick Stuff to approximately $0.3 million and $0.7 million, respectively.

Franchising Program
          Jack in the Box. Our long-term growth strategy is to grow the percentage of franchise ownership by approximately 5% annually and move towards a level of franchise ownership approximating that of the QSR industry. As of October 1, 2006, franchisees operated 604 Jack in the Box restaurants. We will continue to selectively expand our franchising activities, including refranchising Jack in the Box company-operated restaurants and the development of new restaurants by franchisees. We offer development agreements for construction of one or more new restaurants over a defined period of time and in a defined geographic area. Developers are required to pay a fee, a portion of which may be credited against franchise fees due when restaurants open in the future. Developers may forfeit such fees and lose their rights to future development if they do not maintain the required schedule of openings.
          The current Jack in the Box franchise agreement generally provides for an initial franchise fee of $50,000 per restaurant, royalties of 5% of gross sales, marketing fees of 5% of gross sales and, in most instances, a 20-year term. Some existing agreements provide for royalty and marketing fees at rates as low as 4% and royalties as high as 12.5%. In connection with the sale of a company-operated restaurant, the restaurant equipment and the right to do business at that location are sold to the franchisee. The aggregate price is equal to the negotiated fair market value of the restaurant as a going concern, which depends on various factors, including the history of the restaurant, its location and its sales and cash flow potential. In addition, the land and building are leased or subleased to the franchisee at a negotiated rent, generally equal to the greater of a minimum base rent or a percentage of gross sales. The franchisee is usually required to pay property taxes, insurance and maintenance costs.
          We view our non-franchised Jack in the Box units as a potential resource which, on a selected basis, can be sold to a franchisee, thereby providing current increased cash flows and gains while still generating future cash flows and earnings through franchise rents and royalties.
          Qdoba Mexican Grill. We plan to continue to grow the Qdoba brand, primarily through increased franchising activities. We offer area development agreements for the construction of 5 to 20 new restaurants over a defined period of time and in a defined geographic area for a development fee, a portion of which may be credited against franchise fees due for restaurants to be opened in the future. If the developer does not maintain the required schedule of openings, they may forfeit such fee and lose their rights to future development. The current franchise agreement provides for an initial franchise fee of $25,000 per restaurant, royalties of 5% of gross sales, marketing fees of up to 2% of gross sales and, in most instances, a 10-year term with a 10-year option to extend.
Restaurant Operations
          Restaurant Management. Each restaurant is operated by a company-employed manager or a franchisee who is directly responsible for the operations of the restaurant, including product quality, service, food handling safety, cleanliness, inventory, cash control and the conduct and appearance of employees. Our restaurant managers attend extensive management training classes involving a combination of classroom instruction and on-the-job training in specially designated training restaurants. Restaurant managers and supervisory personnel train other restaurant employees in accordance with detailed procedures and guidelines using training aids available at each location. We also use an interactive system of computer-based training (“CBT”), with a touch-screen computer terminal at our Jack in the Box restaurants. The CBT technology incorporates audio, video and text, all of which are updated on the computer via satellite technology. CBT is also designed to reduce the administrative demands on restaurant managers.
          Regional vice presidents or regional directors supervise area coaches who supervise restaurant managers. Under our performance system, regional vice presidents, regional directors, area coaches and restaurant managers are eligible for periodic bonuses based on achievement of location profit, profit improvement and/or certain other operational performance standards.
          Customer Satisfaction. We devote significant resources toward ensuring that all restaurants offer quality food and good service. Emphasis is placed on ensuring that ingredients are delivered timely to the restaurants. Restaurant food production systems are continuously developed and improved, and we train our employees to be dedicated to delivering consistently good service. Through our network of distribution, quality assurance, facilities services and restaurant management personnel, we standardize specifications for food preparation and service, employee conduct and appearance, and the maintenance and repair of our premises. Operating specifications and procedures are documented in on-line reference manuals and CBT presentations. During fiscal year 2006, most Jack in the Box restaurants received approximately four quality, food safety and cleanliness inspections. In addition, the Company’s “Voice of the Customer” program provides restaurant managers with guest surveys each week regarding their Jack in the Box experience. In 2006, we received more than 1,000,000 guest survey responses.
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
          In addition, our HACCP system uses ServSafe® , a nationally recognized food-safety training and certification program administered in partnership with the National Restaurant Association. Our standards require all restaurant managers and grill employees to receive special grill certification training and be certified annually.
Purchasing and Distribution
          We provide purchasing, warehouse and distribution services for all Jack in the Box company-operated and nearly 68% of our franchise-operated restaurants. The remaining Jack in the Box franchisees participate in a purchasing cooperative they formed in 1996 and contract with another supplier for distribution services. As of October 1, 2006, we also provided these services to approximately 43% of Qdoba’s company and franchise-operated restaurants. The remaining Qdoba restaurants purchase product from approved suppliers and distributors. Some products, primarily dairy and bakery items, are delivered directly by approved suppliers to both company and franchise-operated restaurants.
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
Employees
          At October 1, 2006, we had approximately 44,300 employees, of whom 42,200 were restaurant employees, 1,000 were corporate personnel, 500 were distribution employees and 600 were field management and administrative personnel. Employees are paid on an hourly basis, except most restaurant managers, operations and corporate management, and certain administrative personnel. We employ both full and part-time restaurant employees in order to provide the flexibility necessary during peak periods of restaurant operations.
          Our vision is to build an organization of people who are passionate about creating a superior restaurant experience for our guests by engaging our employees and providing them with great internal service. We have not experienced any significant work stoppages and believe our labor relations are good. Over the last few years we have realized improvements in our hourly restaurant employee retention rate and in 2005 we received the first annual Spirit Award, an honor awarded by

Nation’s Restaurant News and the National Restaurant Association Educational Foundation to the restaurant companies with the most innovative workforce programs for enhancing employee satisfaction. We support our employees, including part-time workers, by offering competitive wages, competitive benefits, including a pension plan and medical insurance for all of our employees meeting certain requirements, and discounts on dining. Furthermore, in September 2004, Jack in the Box began offering all hourly employees meeting certain minimum service requirements access to health coverage, including vision and dental benefits. As an additional incentive to crew members with more than a year of service, the Company will pay a portion of their premiums. Late in fiscal 2005, we also introduced a program called “Sed de Saber” (Thirst for Knowledge), an electronic home study program to assist Spanish-speaking restaurant employees in improving their English skills. We expect these programs will further reduce turnover, as well as training costs and workers’ compensation claims. We also attempt to motivate and retain our employees by providing them with opportunities for increased responsibilities and advancement, as well as performance-based cash incentives tied to sales, profitability and certain qualitative measures.
Executive Officers
          The following table sets forth the name, age (as of December 31, 2006) and position of each person who is an executive officer of Jack in the Box Inc.:

Name	Age	Positions
Linda A. Lang	48	Chairman of the Board and Chief Executive Officer
Paul L. Schultz	52	President and Chief Operating Officer
Jerry P. Rebel	49	Executive Vice President and Chief Financial Officer
Lawrence E. Schauf	61	Executive Vice President and Secretary
Carlo E. Cetti	62	Senior Vice President, Human Resources and Strategic Planning
David M. Theno, Ph.D.	56	Senior Vice President, Quality and Logistics
Pamela S. Boyd	51	Vice President, Financial Planning and Analysis
Stephanie E. Cline	61	Vice President, Chief Information Officer
Terri F. Graham	41	Vice President, Chief Marketing Officer
Paul D. Melancon	50	Vice President, Controller
Harold L. Sachs	61	Vice President, Treasurer
Gary J. Beisler	50	Chief Executive Officer and President, Qdoba Restaurant Corporation
          Ms. Lang was elected Chairman of the Board and promoted to Chief Executive Officer effective October 3, 2005. She was President and Chief Operating Officer from November 2003 to October 2005, Executive Vice President from July 2002 to November 2003, Senior Vice President, Marketing from May 2001 to July 2002, Vice President and Regional Vice President, Southern California Region from April 2000 to May 2001, Vice President, Marketing from March 1999 to April 2000 and Vice President, Products, Promotions and Consumer Research from February 1996 until March 1999. Ms. Lang has 19 years of experience with the Company in various marketing, finance and operations positions.
          Mr. Schultz was promoted to President and Chief Operating Officer effective October 3, 2005. He was Executive Vice President, Operations and Franchising from November 2004 to October 2005, Senior Vice President, Operations and Franchising from August 1999 to November 2004, and was Vice President from May 1988 to August 1999. Mr. Schultz has 33 years of experience with the Company in various operations positions.
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
          Mr. Schauf has been Executive Vice President and Secretary since August 1996. Prior to joining the Company he was Senior Vice President, General Counsel and Secretary of Wendy’s International, Inc. from February 1991 to August 1996. Mr. Schauf has 10 years of experience with the Company as an Executive Vice President.
          Mr. Cetti has been Senior Vice President, Human Resources and Strategic Planning since July 2002. From October 1995 to July 2002, he was Vice President, Human Resources and Strategic Planning. Mr. Cetti has 26 years of experience with the Company in various human resources and training positions.

          Dr. Theno has been Senior Vice President, Quality and Logistics since May 2001. He was Vice President, Technical Services from April 1994 to May 2001. Dr. Theno has 14 years of experience with the Company in various quality assurance and product safety positions.
          Ms. Boyd has been a Vice President of the Company since November 2001. She was Division Vice President, Planning and Analysis from October 1997 to November 2001 and Director, Planning and Analysis from November 1992 to October 1997. Ms. Boyd has 19 years of experience with the Company in various finance positions.
          Ms. Cline has been a Vice President of the Company since August 2000 and Chief Information Officer since May 2000. She was Division Vice President of Systems Development from August 1993 to May 2000. Ms. Cline has 29 years of experience with the Company in various management information systems positions.
          Ms. Graham has been a Vice President of the Company since July 2002. She was Division Vice President, Marketing Services and Regional Marketing from April 2000 to July 2002, and Director of Marketing Services from October 1998 to July 2002. Ms. Graham has 16 years of experience with the Company in various marketing positions.
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
          Mr. Sachs has been Vice President, Treasurer since November 1999. He was Treasurer from January 1986 to November 1999. Mr. Sachs has 28 years of experience with the Company in various finance positions.
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
Competition and Markets
          The restaurant business is highly competitive and is affected by the competitive changes in a geographic area, changes in the public’s dining habits and preferences, local and national economic conditions affecting consumer spending habits, population trends and traffic patterns. Key elements of competition in the industry are the quality and value of the food products offered, price, quality and speed of service, advertising, name identification, restaurant location and attractiveness of facilities.
          Each Jack in the Box and Qdoba restaurant competes directly and indirectly with a large number of national and regional restaurant chains, as well as with locally owned quick-service restaurants and the fast-casual segment. In selling franchises, we compete with many other restaurant franchisors, some of whom have substantially greater financial resources and higher total sales volume.
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
Company Website
          The Company’s primary website can be found at www.jackinthebox.com. The Company makes available free of charge at this website (under the caption “Investors — SEC Filings — SEC Filings by Jack in the Box Inc.”) all of its reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, including its Annual Report on Form 10-K, its Quarterly Reports on Form 10-Q and its Current Reports on Form 8-K and amendments to those reports. These reports are made available on the website as soon as reasonably practicable after their filing with, or furnishing to, the Securities and Exchange Commission. Furthermore, we also make available on our website, and in print to any shareholder who requests it, the Company’s Corporate Governance Guidelines, the Committee Charters for Audit, Compensation, and Nominating and Governance Committees, as well as the Code of Ethics that applies to all directors, officers and employees of the Company. Amendments to these documents or waivers related to the Code of Ethics will be made available on the Company’s website as soon as reasonably practicable after their execution.
Forward-Looking Statements
          From time-to-time the Company makes oral and written statements that reflect the Company’s current expectations regarding future results of operations, economic performance, financial condition and achievements of the Company. We try, whenever possible, to identify these forward-looking statements by using words such as “anticipate,” “assume,” “believe,” “estimate,” “expect,” “goals,” “intend,” “plan,” “project,” “may,” “will,” “would,” and similar expressions. Certain forward-looking statements are included in this Form 10-K, principally in the sections captioned “Business,” “Legal Proceedings,” the “Consolidated Financial Statements” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” including statements regarding our strategic plans and operating strategies. Although we believe that the expectations reflected in our forward-looking statements are based on reasonable assumptions, such expectations may prove to be materially incorrect due to known and unknown risks and uncertainties.
          In some cases, information regarding certain important factors that could cause actual results to differ materially from any forward-looking statement appears together with such statement. In addition, the factors described under Critical Accounting Policies and Risk Factors, as well as other possible factors not listed, could cause actual results and/or goals to differ materially from those expressed in forward-looking statements.
ITEM 1A. RISK FACTORS
          Risks Related to the Food Service Industry. Food service businesses may be materially and adversely affected by changes in consumer tastes, national, regional and local economic and political conditions, demographic trends, and the impact on consumer eating habits of new information regarding diet, nutrition and health. The performance of individual restaurants may be adversely affected by factors such as traffic patterns, demographics and the type, number and location of competing restaurants.
          Multi-unit food service businesses such as ours can also be materially and adversely affected by widespread negative publicity of any type, but particularly regarding food quality, fat content, illness (such as epidemics or the prospect of a pandemic such as avian flu), obesity, injury or other health concerns with respect to certain foods. To minimize the risk of food-borne illness, we have implemented a HACCP system for managing food safety and quality. Nevertheless, the risk of food-borne illness cannot be completely eliminated. Any outbreak of such illness attributed to our restaurants or within the food service industry or any widespread negative publicity regarding our brands or the restaurant industry in general could have a material adverse effect on our financial condition and results of operations.
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
          Risks Associated with Our Development. We intend to grow primarily by developing additional company-owned restaurants and through new restaurants to be developed by franchisees. Development involves substantial risks, including the risk of (i) the availability of financing for the Company and to franchisees at acceptable rates and terms, (ii) development costs exceeding budgeted or contracted amounts, (iii) delays in completion of construction, (iv) the inability to identify, or the unavailability of suitable sites, both traditional and nontraditional, on acceptable leasing or purchase terms, (v) developed properties not achieving desired revenue or cash flow levels once opened, (vi) competition for suitable development sites; (vii) incurring substantial unrecoverable costs in the event a development project is abandoned prior to completion, (viii) the inability to obtain all required governmental permits, including, in appropriate cases, liquor licenses; (ix) changes in governmental rules, regulations, and interpretations (including interpretations of the requirements of the American with Disabilities Act, (ADA) and (x) general economic and business conditions.
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
          Risks Associated with Growth. Our plans to increase our franchising activities and to further develop Qdoba and our convenience store/gas station/restaurant co-brand will require the implementation of enhanced operational and financial systems and will require additional management, operational, and financial resources. For example, we will be required to recruit franchise sales and administrative personnel; and to recruit and train managers and other personnel for each new company-owned restaurant, as well as additional development and accounting personnel. We cannot assure you that we will be able to manage our expanding operations effectively to continue to recognize value from franchising and co-branding. The failure to implement such systems and add such resources on a cost-effective basis could have a material adverse effect on our results of operations and financial condition.
          Reliance on Certain Geographic Markets. Because our business is regional, with approximately 60% of our restaurants located in the states of California and Texas, the economic conditions, state and local government regulations and weather conditions affecting those states may have a material impact upon our results.
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
          Competition. The restaurant industry is highly competitive with respect to price, service, location, personnel and the type and quality of food, and there are many well-established competitors. Each of our restaurants competes directly and indirectly with a large number of national and regional restaurant chains, as well as with locally-owned quick-service restaurants, fast-casual restaurants, sandwich shops and similar types of businesses. The trend toward convergence in grocery, deli and restaurant services may increase the number of our competitors. Such increased competition could have a material adverse effect on our financial condition and results of operations. Some of our competitors have substantially greater financial, marketing, operating and other resources than we have, which may give them a competitive advantage. Certain of our competitors have introduced a variety of new products and engaged in substantial price discounting in recent years and may continue to do so in the future. We plan to take various steps in connection with our “brand re-invention” strategy, including introducing new, higher-quality products, discontinuing certain menu items, testing new service and training initiatives, and making improvements to facility image at our restaurants. However, there can be no assurance (i) that our facility improvements will foster increases in sales and yield the desired return on investment, (ii) of the success of our new products, initiatives or our overall strategies or (iii)

that competitive product offerings, pricing and promotions will not have an adverse effect upon our results of operations and financial condition. Our promotional strategies or other actions during unfavorable competitive conditions may adversely affect our margins.
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
          Risks Related to Advertising. Some of our competitors have greater financial resources which enable them to purchase significantly more television and radio advertising than we are able to purchase. Should our competitors increase spending on advertising and promotion, should the cost of television or radio advertising increase, or our advertising funds decrease for any reason, including implementation of reduced spending strategies, or should our advertising and promotion be less effective than our competitors, there could be a material adverse effect on our results of operations and financial condition. The trend toward fragmentation in the media favored by our target consumers may dilute the effectiveness of our advertising dollars.
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
          Risks Related to Achieving Increased Franchise Ownership and to Franchise Operations. At October 1, 2006, approximately 29% of the Jack in the Box restaurants were franchised. Our plan to achieve 35% franchise ownership by the end of 2008 and to further increase the percentage of franchised restaurants thereafter by approximately 5% annually and to move towards a range of franchise ownership more closely aligned with that of the QSR, is subject to risks and uncertainties. We may not be able to identify franchisee candidates with appropriate experience and financial resources or to negotiate mutually acceptable agreements with them. The goal of 2008 may not provide sufficient time for us to achieve the ownership mix of franchise to company-operated restaurants that we desire and we cannot assure you that we will be able to continue to expand our franchising activities thereafter. Sales of our franchises and the realization of gains from franchising may vary from quarter to quarter and may not meet expectations. Our ability to sell franchises and to realize gains from such sales is uncertain. The opening and success of franchised restaurants depends on various factors, including the demand for our franchises, and the selection of appropriate franchisee candidates, the availability of suitable sites, the negotiation of acceptable lease or purchase terms for new locations, permitting and regulatory compliance, the ability to meet construction schedules, the availability of financing, and the financial and other capabilities of our franchisees and developers. We cannot assure you that developers planning the opening of franchised restaurants will have the business abilities or sufficient access to financial resources necessary to open the restaurants required by their agreements. We cannot assure you that franchisees will successfully participate in our strategic initiatives or operate their restaurants in a manner consistent with our concept and standards. In addition, certain federal and state laws govern our relationships with our franchisees. See “Risks Related to Government Regulations” below.
          Risks Related to Government Regulations. See “Business — Regulation”. The restaurant industry is subject to extensive federal, state and local governmental regulations, including those relating to the preparation, labeling, advertising and sale of food and those relating to building and zoning requirements. We and our franchisees are also subject to licensing and regulation by state and local departments relating to health, sanitation and safety standards, and liquor licenses and to laws governing our relationships with employees, including minimum wage requirements, overtime, working conditions and citizenship requirements. See “Risks Related to Increased Labor Costs” above. The inability to obtain or maintain such licenses or publicity resulting from actual or alleged violations of such laws could have an adverse effect on our results of operations. We are also subject to federal regulation and certain state laws, which govern the offer and sale of franchises. Many state franchise laws impose substantive requirements on franchise agreements, including limitations on noncompetition provisions and on provisions concerning the termination or nonrenewal of a franchise. Some states require that certain materials be registered before franchises can be offered or sold in that state. The failure to obtain or retain licenses or approvals to sell franchises could adversely affect us and our franchisees. Changes in, and the cost of compliance with, government regulations could have a material adverse effect on our operations.
          Risks Related to Interest Rates. The Company has exposure to changes in interest rates based on its financing, investing and cash management activities. Changes in interest rates could materially impact the Company’s profitability.
          Risks Related to the Failure of Internal Controls. The Company maintains a documented system of internal controls which is reviewed and monitored by an Internal Controls Committee and tested by the Company’s full time Internal Audit Department. The Internal Audit Department reports to the Audit Committee of the Board of Directors. The Company believes it has a well-designed system to maintain adequate internal controls on the business. However, there can be no assurance that there won’t be any control deficiencies in the future. Should we become aware of any significant control deficiencies, the Internal Controls Committee would recommend prompt remediation and report them to the Audit Committee. We have devoted significant resources to document, test, monitor and improve our internal controls and will continue to do so; however, we cannot be certain that these measures will ensure that our controls are adequate in the future or that adequate controls will be effective in preventing errors or fraud. If we fail to maintain an effective system of internal controls, we may not be able to accurately report our financial results or prevent fraud. Any failures in the effectiveness of our internal controls could have a material adverse effect on our operating results or cause us to fail to meet reporting obligations.
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
          Risks Related to Leverage. The Company has received commitments for a new $625 million credit facility, which will be comprised of a $150 million revolving credit facility and a $475 million term loan. The Company expects to close the new credit facility no later than December 19, 2006. Increased leverage could have certain material adverse effects on the Company, including, but not limited to the following: (i) our credit rating may be reduced; (ii) our ability to obtain additional financing in the future for acquisitions, working capital, capital expenditures, and general corporate or other purposes could be impaired, or any such financing may not be available on terms favorable to us; (iii) a substantial portion of our cash flow could be required for debt service and, as a result, might not be available for our operations or other purposes; (iv) any substantial decrease in net operating cash flows or any substantial increase in expenses could make it difficult for us to meet our debt service requirements or force us to modify our operations or sell assets; (v) our ability to withstand competitive pressures may be decreased; and (vi) our level of indebtedness may make us more vulnerable to economic downturns, and reduce our flexibility in responding to changing business, regulatory and economic conditions. Our ability to repay expected borrowings under the Credit Facilities, and to meet our other debt or contractual obligations (including compliance with applicable financial covenants) will depend upon our future performance and our cash flow from operations, both of which arc subject to prevailing economic conditions and financial, business and other known and unknown risks and uncertainties, certain of which are beyond our control.
          Other Risks include:
          • Weather conditions and related events such as floods or other natural disasters which may adversely affect the level of customer traffic, damage our restaurants, or otherwise disrupt operations.
          • Changes in accounting standards policies and practices or related interpretations by auditors or regulatory entities may negatively impact our results.
          • Changes in assumptions relating to pension costs may increase our pension expense and contributions.
          • The Company has an on-going “profit improvement program” under which it seeks to improve efficiencies and lower costs in all aspects of operations. Although the Company has been successful in improving efficiency and reducing costs in the past, there is no assurance that it will be able to continue to do so in the future.
          • The risks associated with information security and the use of cashless payments, such as increased investment in technology, the costs of compliance with privacy, consumer protection and other laws, and the expenses associated with cashless payment, may negatively impact our results.
          • The practical or psychological effects of terrorist acts or government responses, the on-going conflict in Iraq and war or the risk of war on consumer behavior may negatively impact our results.
          • Litigation trends and potential class actions by consumers and shareholders, and the costs and other effects of legal claims by employees, franchisees, customers, vendors, stockholders and others, including settlement of those claims may negatively impact our results.
ITEM 1B. UNRESOLVED STAFF COMMENTS
          None.

ITEM 2. PROPERTIES
          Of our 2,079 Jack in the Box and 318 Qdoba restaurants, we owned 798 restaurant buildings, including 576 located on leased land. In addition, we leased both the land and building for 1,251 restaurants, including 313 restaurants operated by franchisees. At October 1, 2006, franchisees directly owned or leased 348 restaurants.

	Number of restaurants at October 1, 2006
	Company-
	operated	Franchised	Total

Company-owned restaurant buildings:
On Company-owned land	159	63	222
On leased land	448	128	576

Subtotal	607	191	798
Company-leased restaurant buildings on leased land	938	313	1,251
Franchise directly-owned or directly-leased restaurant buildings	—	348	348

Total restaurant buildings	1,545	852	2,397

          Our leases generally provide for fixed rental payments (with cost-of-living index adjustments) plus real estate taxes, insurance and other expenses. In addition, many of the leases provide for contingent rental payments of between 1% and 10% of the restaurant’s gross sales once certain thresholds are met. We have generally been able to renew our restaurant leases as they expire at then-current market rates. The remaining terms of ground leases range from approximately one year to 48 years, including optional renewal periods. The remaining lease terms of our other leases range from approximately one-year to 41 years, including optional renewal periods. At October 1, 2006, our leases had initial terms expiring as follows:

	Number of restaurants
	Ground	Land and
	leases	building leases

2007 – 2011	187	329
2012 – 2016	69	305
2017 – 2021	166	407
2022 and later	154	210
          Our principal executive offices are located in San Diego, California in an owned facility of approximately 150,000 square feet. We also own our 70,000 square foot Innovation Center and approximately 4 acres of undeveloped land directly next to it. Qdoba’s corporate support center is located in a leased facility in Wheat Ridge, Colorado. We also own one distribution center and lease six centers, with remaining terms ranging from 11 to 19 years, including optional renewal periods.
          Certain of our personal property is pledged as collateral under our credit agreement and certain of our real property may be pledged as collateral in the event of a ratings downgrade as defined in the credit agreement.
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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
          No matters were submitted to a vote of security holders during the fourth fiscal quarter ended October 1, 2006.
PART II
ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF
           EQUITY SECURITIES
          Market Information. The following table sets forth the high and low sales prices for our common stock during the fiscal quarters indicated, as reported on the New York Stock Exchange — Composite Transactions:

	12 weeks ended			16 weeks ended
	Oct. 1, 2006	July 9, 2006	Apr. 16, 2006	Jan. 22, 2006

High	$53.97	$46.32	$44.23	$36.83
Low	37.85	37.97	34.80	27.99

	12 weeks ended			16 weeks ended
	Oct. 2, 2005	July 10, 2005	Apr. 17, 2005	Jan. 23, 2005

High	$39.00	$41.95	$38.73	$39.00
Low	27.35	34.95	32.75	31.80
          Dividends. We did not pay any cash or other dividends during the last two fiscal years and do not anticipate paying dividends in the foreseeable future. Our credit agreement provides for an aggregate amount of $200 million for the acquisition of our common stock or the potential payment of dividends. As of October 1, 2006, we had approximately $150 million of stock repurchase or dividend payment availability remaining.
          Stock Repurchases. On September 16, 2005, the Board of Directors authorized a $150 million stock repurchase program through the end of fiscal year 2008, which was announced September 21, 2005. No treasury stock purchases were made by the Company under this authorization during the fourth quarter, and $100 million of repurchase availability remains as of October 1, 2006.
          Holders. As of October 1, 2006, there were 534 stockholders of record.
          Securities Authorized for Issuance Under Equity Compensation Plans. The following table summarizes the equity compensation plans under which Company Common Stock may be issued as of October 1, 2006. Stockholders of the Company approved all plans.

(c)
Number of securities
remaining for future
	(a)	(b)	issuance under equity
	Number of securities to be	Weighted-average	compensation plans
	issued upon exercise of	exercise price of	(excluding securities
	outstanding options, warrants and rights (1)	outstanding options(1)	reflected in column (a)(2))

Equity compensation plans approved by security holders	3,334,930	$27.57	1,942,746

(1)	Includes 217,413 shares issuable in connection with the Company’s outstanding performance-vested stock awards. The weighted-average exercise price in column (b) excludes the impact of the performance-vested stock awards since their exercise price is zero.

(2)	Includes 100,000 shares that are reserved for issuance under the Company’s Employee Stock Purchase Plan.

ITEM 6. SELECTED FINANCIAL DATA
          Our fiscal year is 52 or 53 weeks, ending the Sunday closest to September 30. Fiscal year 2004 includes 53 weeks; all other years include 52 weeks. The following selected financial data of Jack in the Box Inc. for each fiscal year was extracted or derived from our audited financial statements.

	Fiscal Year
	2006	2005	2004	2003(1)	2002
	(Dollars in thousands, except per share data)

Statement of Operations Data:
Revenues:
Restaurant sales	$2,100,955	$2,045,400	$2,033,482	$1,864,180	$1,822,902
Distribution and other sales	512,907	348,482	197,762	108,738	77,445
Franchise rents and royalties	101,356	80,390	66,653	54,371	45,936
Gains on sale of company-operated restaurants and other	50,431	29,276	22,568	29,509	19,284

Total revenues	2,765,649	2,503,548	2,320,465	2,056,798	1,965,567
Costs of revenues	2,283,135	2,078,121	1,913,285	1,695,709	1,589,090
Selling, general and administrative expenses (2)	300,819	273,821	264,257	228,141	233,345

Earnings from operations	181,695	151,606	142,923	132,948	143,132
Interest expense, net (3)	12,075	13,402	25,419	23,346	22,121

Earnings before income taxes and cumulative effect of accounting change	169,620	138,204	117,504	109,602	121,011
Income taxes (4)	60,545	46,667	42,820	39,518	40,791

Earnings before cumulative effect of accounting change (5)	$109,075	$91,537	$74,684	$70,084	$80,220

Earnings per share before cumulative effect of accounting change:
Basic	$3.12	$2.57	$2.06	$1.92	$2.04
Diluted (6)	$3.04	$2.48	$2.02	$1.90	$2.00

Balance Sheet Data (at end of period):
Total assets	$1,520,461	$1,337,986	$1,324,666	$1,142,481	$1,035,845
Long-term debt	254,231	290,213	297,092	290,746	143,364
Stockholders’ equity	710,885	565,372	553,399	450,434	447,761

(1)	Fiscal year 2003 includes Qdoba results of operations since January 21, 2003, representing approximately 36 weeks.

(2)	Fiscal year 2006 includes a charge of $7.3 million due to the change in stock option expensing requirements upon the adoption of SFAS 123R, a charge of approximately $1.6 million related to the closure of 7 locations, a charge of approximately $2.5 million related to the impairment of long-lived assets, and a charge of approximately $2.4 million related to a legal settlement. Fiscal year 2005 includes a charge of approximately $3.0 million related to the cancellation of the Company’s test of a fast-casual concept called JBX Grill. Fiscal year 2003 includes $2.6 million related to lease-assumption obligations on five sites arising from the bankruptcy of the Chi-Chi’s restaurant chain, previously owned by the Company. Fiscal year 2002 includes $9.3 million for costs associated with the settlement of a class action lawsuit and $6.3 million for costs related to the closure of eight under-performing restaurants.

(3)	Fiscal year 2004 includes a $9.2 million charge related to the refinancing of the Company’s term loan and the early redemption of its senior subordinated notes.

(4)	Fiscal year 2005 includes a $2.1 million benefit related to the resolution of a prior year’s tax position .

(5)	In 2006, we adopted Financial Accounting Standards Board Interpretation (“FIN”) 47 which requires that we record a liability for an asset retirement obligation at the end of a lease if the amount can be reasonably estimated. As a result of adopting FIN 47, we recorded an after-tax cumulative effect from this accounting change of $1.0 million related to the depreciation and interest expense that would have been charged prior to the adoption.

(6)	Fiscal year 2004 earnings per diluted share includes approximately $.03 per share related to an additional week.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Results of Operations
          All comparisons under this heading among 2006, 2005 and 2004 refer to the 52-week periods ended October 1, 2006 and October 2, 2005, and the 53-week period ended October 3, 2004, respectively, unless otherwise indicated.
Overview
          As of October 1, 2006, Jack in the Box Inc. (the “Company”) owned, operated, and franchised 2,079 Jack in the Box quick-service restaurants and 318 Qdoba Mexican Grill (“Qdoba”) fast-casual restaurants, primarily in the western and southern United States.
          The Company’s primary source of revenue is from retail sales at company-operated restaurants. The Company also derives revenue from sales of food and packaging to Jack in the Box and Qdoba franchises, retail sales from fuel and convenience stores (“Quick Stuff”), and other revenue from franchisees including royalties, franchise fees and leased real estate. The Company also recognizes gains from the sale of company-operated restaurants to franchisees.
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
          To address these challenges and others, and to support our goal of becoming a national restaurant company, management has developed a strategic plan focused on three key initiatives. The first initiative is a holistic reinvention of the Jack in the Box brand through menu innovation, upgrading guest service and re-imaging Jack in the Box restaurant facilities to to reflect the personality of Jack – the chain’s fictional founder and popular spokesman. The second initiative is a multifaceted growth strategy that includes opening new restaurants and improving the unit economics of each concept. The third strategic initiative is to expand franchising – through new restaurant development and the sales of company-operated restaurants to franchisees – to generate higher returns and higher margins, while mitigating business-cost and investment risks.
          The following summarizes the most significant events occurring in fiscal year 2006:
•	Restaurant Sales. New product introductions and strong customer response to marketing messages promoting the chain’s premium products and value menu contributed to sales growth at Jack in the Box restaurants increasing both the average check and number of transactions. This positive sales momentum resulted in an increase in same-store sales of 4.8% at Jack in the Box company-operated restaurants and 5.9% at Qdoba system restaurants.

•	Improved Service. We hosted a breakthrough three-day conference for all Jack in the Box company and franchise restaurant managers to engage them in the service vision and provide them tools for improving guest service at their restaurants.

•	New Restaurant Designs. In 2006, we completed re-imaging approximately 150 Jack in the Box restaurants including entire markets in Seattle, Washington and Waco, Texas. The re-image program is intended to promote more in-restaurant dining by creating an inviting atmosphere that reflects the personality of Jack.

•	Franchising. Pursuant to our strategic initiative to expand franchising activities, we sold 82 Jack in the Box company-operated restaurants to franchisees. In the fourth quarter, the Company sold all of its company-operated restaurants in Hawaii to a new franchise operator generating gains and fees on sale of approximately $15.6 million.

•	Repurchase of Common Stock. Pursuant to a stock repurchase program authorized by our Board of Directors, the Company repurchased approximately 1.4 million shares of its common stock in the first quarter of 2006 for approximately $50 million.

•	Interest Rate Swap. To further reduce exposure to rising interest rates, we entered into a third interest rate swap that will effectively convert $60 million of our variable rate term loan borrowings to a fixed-rate basis beginning March 2008, concurrent with the end of our existing $60 million interest rate swap, through April 2010.

•	Effective October 1, 2006, we adopted the provisions of Financial Accounting Standards Board (“FASB”) Interpretation No. 47, Accounting for Conditional Asset Retirement Obligations – an interpretation of FASB Statement No. 143 (“FIN 47”), which clarifies the term conditional asset retirement obligation and requires a liability to be recorded if the fair value of the obligation can be reasonably estimated. The adoption of this statement reduced fiscal 2006 income by approximately $.03 per diluted share. This change is not expected to have a material impact on Company operations in the future.

          The following table sets forth, unless otherwise indicated, the percentage relationship to total revenues of certain items included in the Company’s consolidated statements of earnings.
CONSOLIDATED STATEMENTS OF EARNINGS DATA

	Fiscal Year
	Oct. 1,	Oct. 2,	Oct. 3,
	2006	2005	2004

Revenues:
Restaurant sales	76.0%	81.7%	87.6%
Distribution and other sales	18.5	13.9	8.5
Franchised rents and royalties	3.7	3.2	2.9
Gains on sale of company-operated restaurants and other	1.8	1.2	1.0

Total revenues	100.0%	100.0%	100.0%

Costs of revenues:
Restaurant costs of sales (1)	31.2%	31.7%	31.0%
Restaurant operating costs (1)	51.3	51.4	51.9
Costs of distribution and other sales (1)	98.7	98.7	98.2
Franchised restaurant costs (1)	43.9	43.9	47.9
Total costs of revenues	82.6	83.0	82.4

Selling, general and administrative expenses	10.9	10.9	11.4
Earnings from operations	6.6	6.1	6.2

(1)	As a percentage of the related sales and/or revenues.
           Effective October 3, 2005, we adopted Statement of Financial Accounting Standards (“SFAS”) 123R, Share-Based Payment, which requires that all employee share-based compensation be measured using a fair value method and that the resulting compensation cost be recognized in the financial statements. The Company selected the modified prospective method of adoption. Under this method, compensation expense that we recognized in 2006 included: (a) compensation expense for all share-based payments granted prior to, but not yet vested as of, October 3, 2005, based on the grant date fair value estimated in accordance with the original provisions of SFAS 123, Accounting for Stock-Based Compensation, and (b) compensation expense for all share-based payments granted on or after October 3, 2005, based on the grant date fair value estimated in accordance with the provisions of SFAS 123R. Results for prior periods have not been restated.
           The change in stock option expensing requirements resulting from our adoption of SFAS 123R impacted the fiscal 2006 consolidated statement of earnings as follows:

2006

Reduction in earnings from operations	$7,270
Reduction in earnings before income taxes and cumulative effect of accounting change	7,270
Reduction in net earnings	4,432

Reduction in earnings per share:
Basic	$0.13
Diluted	$0.12

     The following table summarizes the number of restaurants at each fiscal year-end:
SYSTEMWIDE RESTAURANT UNITS

	Oct. 1,	Oct. 2,	Oct. 3,
	2006	2005	2004

Jack in the Box:
Company-operated	1,475	1,534	1,558
Franchised	604	515	448

Total system	2,079	2,049	2,006

Qdoba:
Company-operated	70	57	47
Franchised	248	193	130

Total system	318	250	177

Consolidated:
Company-operated	1,545	1,591	1,605
Franchised	852	708	578

Total system	2,397	2,299	2,183

          Thirty-six company and franchised Jack in the Box restaurants opened in 2006, along with 11 new Quick Stuff convenience stores, and the Company sold 82 Jack in the Box company-operated restaurants to franchisees. Qdoba opened 71 company and franchise-operated restaurants during the year.
Revenues
          Company-operated restaurant sales were $2,101.0 million, $2,045.4 million, and $2,033.5 million, in 2006, 2005, and 2004, respectively. In 2006, this sales growth primarily reflects an increase in per store average (“PSA”) sales at Jack in the Box and Qdoba company-operated restaurants, as well as an increase in the number of Qdoba company-operated restaurants. Same-store sales at Jack in the Box company-operated restaurants increased 4.8% in 2006 compared with 2.4% in 2005, reflecting an increase in both average check and transactions primarily due to the success of new product introductions and continued focus on our brand reinvention initiatives. The PSA sales growth in 2006 was partially offset by a decrease in the number of Jack in the Box company-operated restaurants primarily reflecting the sale of company-operated restaurants to franchisees. The sales growth in 2005 compared with 2004, primarily reflects an increase in PSA sales at Jack in the Box and Qdoba company-operated restaurants and an increase in the number of Qdoba company-operated restaurants, offset in part by a decrease in Jack in the Box company-operated restaurants and the inclusion of a 53rd week in 2004.
          Distribution and other sales, representing distribution sales to Jack in the Box and Qdoba franchisees, as well as Quick Stuff fuel and convenience store sales, grew to $512.9 million in 2006 from $348.5 million in 2005 and $197.8 million in 2004. Sales from our Quick Stuff locations increased primarily due to an increase in the number of locations to 55 at the end of the fiscal year from 44 in 2005 and 29 in 2004, and higher retail prices per gallon of fuel. Distribution sales grew primarily due to an increase in the number of Jack in the Box and Qdoba franchised restaurants serviced by our distribution centers.
          Franchise rents and royalties increased to $101.4 million in 2006 from $80.4 million in 2005 and $66.7 million in 2004, primarily reflecting an increase in the number of franchised restaurants. The number of franchised restaurants increased to 852 at the end of the fiscal year from 708 in 2005 and 578 in 2004, primarily reflecting the franchising of Jack in the Box company-operated restaurants and new restaurant development by Qdoba and Jack in the Box franchisees.
          Gains on sale of company-operated restaurants and other increased to $50.4 million in 2006 from $29.3 million in 2005 and $22.6 million in 2004. The increase reflects gains and fees from the sale of 82 Jack in the Box restaurants in 2006, including all 25 company-operated restaurants in Hawaii, compared with 58 in 2005 and 49 in 2004. The Hawaii transaction represented the first sale of an entire market since we announced our intent to increase franchising activities in 2002 and contributed $15.6 million to gains on sale of company-operated restaurants and other revenues in 2006. The average gain per restaurant increased in 2006 compared with 2005 and 2004 and is related to the specific sales and cash flows of the restaurants sold. We continued our strategy of selectively selling Jack in the Box company-operated restaurants to franchises with the goal of generating higher returns and margins while mitigating business-cost and investment risks.

Costs and Expenses
          Restaurant costs of sales, which include food and packaging costs, increased to $654.7 million in 2006 from $647.6 million in 2005 and $631.2 million in 2004. As a percentage of restaurant sales, restaurant costs of sales were 31.2% in 2006, 31.7% in 2005, and 31.0% in 2004. In 2006, lower commodity costs, principally beef, cheese and pork, as well as favorable product mix changes contributed to the lower rate. In 2006, beef costs were approximately 5% lower than a year ago. In fiscal 2005, beef costs were approximately 11% higher compared with 2004, unfavorably impacted by the closing of the U.S. border to Canadian cattle, and produce costs were up 9%. The cost increases in all years were offset in part by modest selling price increases.
          Restaurant operating costs were $1,078.0 million in 2006, $1,051.4 million in 2005 and $1,055.9 million in 2004 and, as a percentage of restaurant sales, were 51.3%, 51.4% and 51.9%, respectively. In 2006, the lower rate is due primarily to fixed-cost leverage on same-store sales, lower costs for workers compensation insurance and profit improvement program initiatives, partially offset by higher costs for utilities. In 2005, the percentage improvement compared with 2004 is primarily due to effective labor management and lower occupancy costs related to continued Profit Improvement Program initiatives, as well as to the increased leverage provided by higher sales.
          Costs of distribution and other sales increased to $506.0 million in 2006 from $343.8 million in 2005 and $194.3 million in 2004, primarily reflecting an increase in the related sales. These costs were 98.7% of distribution and other sales in 2006 and 2005, and 98.2% in 2004. The percentage in 2006 remained consistent with 2005 as increases in distribution volumes related to strong sales at Jack in the Box restaurants offset the impact of higher retail prices per gallon of fuel at our Quick Stuff locations, which have proportionately higher costs, but yield stable penny profits. The percentage increase in 2005 compared with 2004 is due primarily to higher retail prices per gallon of fuel as well as higher distribution delivery costs.
          Franchised restaurant costs, principally rents and depreciation on properties leased to Jack in the Box franchisees, increased to $44.5 million in 2006 from $35.3 million in 2005 and $31.9 million in 2004, due primarily to an increase in the number of franchised restaurants. As a percentage of franchise rents and royalties, franchise restaurant costs decreased to 43.9% in 2006 and 2005, from 47.9% in 2004 benefiting from the leverage provided by higher franchise revenues.
          Selling, general, and administrative (“SG&A”) expenses were $300.8 million, $273.8 million and $264.3 million in 2006, 2005, and 2004, respectively. SG&A expenses decreased to approximately 10.9% of revenues in 2006 and 2005 from 11.4% in 2004, primarily due to increased leverage from higher revenues. In 2006, the sales leverage was offset by the inclusion of stock option expense of $7.3 million, higher pension costs, charges related to certain restaurant closures and the write-down of 8 Jack in the Box restaurants, which we continue to operate, and a $2.4 million charge for a legal settlement related to a labor matter in California. In 2005, lower pension costs in addition to the leverage provided by higher revenues, offset higher salaries and related expenses, higher costs associated with Sarbanes-Oxley compliance and a charge of approximately $3.0 million to write-off assets as a result of the cancellation of the JBX Grill test.
          Interest expense, net was $12.1 million, $13.4 million, and $25.4 million in 2006, 2005 and 2004, respectively, and includes interest income $7.5 million, $3.7 million and $1.9 million, respectively. The increase in interest income reflects higher cash balances and increased interest rates on invested cash. In 2006, the increase in interest income was partially offset by higher average interest rates incurred on the Company’s credit facility compared with 2005. In 2004, interest expense included a charge of $9.2 million for the payment of a call premium and the write-off of deferred financing fees resulting from the refinancing of the Company’s term loan and the early redemption of its senior subordinated notes.
          The income tax provisions reflect effective annual tax rates of 35.7%, 33.8% and 36.4% of earnings before income taxes and cumulative effect of an accounting change in 2006, 2005 and 2004, respectively. The lower tax rate in 2005 relates primarily to the resolution of a prior year’s tax position, the retroactive reinstatement of the Work Opportunity Tax Credit and continued tax-planning strategies.
          Net earnings were $108.0 million or $3.01 per diluted share, in 2006; $91.5 million, or $2.48 per diluted share, in 2005; and $74.7 million, or $2.02 per diluted share, in 2004. Each year includes the following after-tax items. In 2006, net earnings included a net benefit of approximately $8.9 million, or $.25 per diluted share, due primarily to gains from the sale of the Company’s 25 restaurants in Hawaii, stock option expense of $4.4 million, or $.12 per diluted share, and a charge of $1.0 million, or $.03 per diluted share, for the cumulative effect of an accounting change, net. In 2005, net earnings included a $2.0 million charge, or $.05 per diluted share, related to the cancellation of the Company’s fast-casual concept called JBX Grill offset by an income tax benefit in the amount of $2.1 million, or $.06 per diluted share, related to the resolution of a prior year’s tax position. In 2004, net earnings included an after-tax charge of $5.7 million, or $.15 per diluted share, for costs related to refinancing the Company’s credit facility and a benefit of approximately $1.1 million, or $.03 per diluted share, for an extra week in the fiscal year.

Liquidity and Capital Resources
          General. Cash and cash equivalents increased $130.2 million to $233.9 million at October 1, 2006 from $103.7 million at the beginning of the fiscal year. This increase is primarily due to cash flows provided by operating activities and proceeds from sales of restaurants to franchisees, assets held for sale and leaseback and the issuance of common stock, which offset the Company’s stock repurchase program and property and equipment expenditures. We generally reinvest available cash flows from operations to develop new or enhance existing restaurants, to repurchase shares of our common stock, as well as to reduce borrowings under the revolving credit agreement.
          Financial Condition. The Company and the restaurant industry in general, maintain relatively low levels of accounts receivable and inventories and vendors grant trade credit for purchases such as food and supplies. We also continually invest in our business through the addition of new units and refurbishment of existing units, which are reflected as long-term assets.
          Credit Facility. Our credit facility is comprised of: (i) a $200 million revolving credit facility maturing on January 8, 2008 with a rate of London Interbank Offered Rate (“LIBOR”) plus 2.25% and (ii) a $268.1 million term loan maturing on January 8, 2011 with a rate of LIBOR plus 1.50%. The credit facility requires the payment of an annual commitment fee of 0.375% of the unused portion of the credit facility. The annual commitment rate and the credit facility’s interest rates are based on a financial leverage ratio, as defined in the credit agreement. The credit facility also requires prepayments of the term loan based on an excess cash flow calculation as defined in the credit agreement. At October 1, 2006, the excess cash flow calculation requires a payment of $29.1 million which has been classified as current in the Company’s consolidated balance sheet. The Company and certain of its subsidiaries granted liens in substantially all personal property assets to secure our respective obligations under the credit facility. The credit agreement may also require certain of the Company’s real property assets to be pledged as collateral in the event of a ratings downgrade as defined in the credit agreement. Additionally, certain of our real and personal property secure other indebtedness of the Company. At October 1, 2006, we had no borrowings under our revolving credit facility and had letters of credit outstanding against our credit facility of $0.3 million.
          Effective October 6, 2005, the Company amended its credit agreement to achieve a 25 basis point reduction in the term loan’s applicable margin, to expand the categories of investments allowable under the credit agreement, and to provide for an aggregate amount of $200 million for the acquisition of our common stock or the potential payment of cash dividends.
          Letter of Credit Agreement. To reduce the Company’s letter of credit fees incurred under the credit facility, the Company entered into a separate cash-collateralized letter of credit agreement in October 2004. At October 1, 2006, the Company had letters of credit outstanding under this agreement of $40.2 million, which were collateralized by approximately $47.7 million of cash and cash equivalents. Although the Company intends to continue this agreement, it has the ability to terminate the cash-collateralized letter of credit agreement thereby eliminating restrictions on the cash and cash equivalents balance.
          Interest Rate Swaps. We are exposed to interest rate volatility with regard to existing variable rate debt. To reduce it’s exposure to rising interest rates, the Company entered into three interest-rate swap agreements. In March 2005, under two agreements, the Company effectively converted $130 million of its variable rate term loan borrowings to a fixed-rate basis through March 2008. These agreements effectively convert a portion of the Company’s variable rate bank debt to fixed rate bank debt and have an average pay rate of 4.28%, yielding a fixed-rate of 5.78% including the term loan’s 1.50% applicable margin. In April 2006, the Company entered into an interest rate swap agreement that will effectively convert $60 million of its variable rate term loan borrowings to a fixed-rate basis beginning March 2008, concurrent with the end of the existing $60 million agreement, through April 2010. This agreement effectively converts a portion of the Company’s variable rate bank debt to fixed rate debt and has an average pay rate of 5.30%, yielding a fixed-rate of 6.80% including the term loan’s applicable margin of 1.50%.
          The agreements have been designated as cash flow hedges under the terms of SFAS 133, Accounting for Derivative Instruments and Hedging Activities, with effectiveness assessed on changes in the present value of the term loan interest payments. There was no hedge ineffectiveness in 2006 or 2005. Accordingly, changes in the fair value of the interest rate swap contracts were recorded, net of taxes, as a component of accumulated other comprehensive income in the Company’s consolidated balance sheet as of October 1, 2006.
          Covenants. We are subject to a number of customary covenants under our various credit agreements, including limitations on additional borrowings, acquisitions, loans to franchisees, capital expenditures, lease commitments and dividend payments, and requirements to maintain certain financial ratios, cash flows and net worth. As of October 1, 2006, we were in compliance with all debt covenants.
          Total debt outstanding decreased to $291.8 million at October 1, 2006 from $298.0 million at October 2, 2005, due to scheduled repayments made during the year, including payments made on capital lease obligations.
          Sale of Company-Operated Restaurants. We have continued our strategy of selectively selling Jack in the Box company-operated restaurants to franchisees, selling 82, 58 and 49 restaurants in 2006, 2005 and 2004, respectively. Proceeds from the sale of company-operated restaurants were $54.4 million, $33.5 million and $21.5 million, respectively.

          Common Stock Repurchase Programs. In September 2005, the Board of Directors authorized the repurchase of $150 million of the Company’s outstanding common stock in the open market. Pursuant to this authorization, we repurchased 1,444,700 shares of Jack in the Box Inc. common stock in 2006 at a cost of $50.0 million. Approximately $100 million of the share repurchase authorization remains available. The Board of Directors also approved a share repurchase program in fiscal year 2004. Under this authorization, the Company repurchased 2,578,801 and 228,400 shares of its common stock in 2005 and 2004, respectively, at costs of $92.9 million and $7.1 million. The Company’s stock repurchase programs are intended to increase shareholder value and offset the dilutive effect of stock option exercises.
          Dutch Auction Tender Offer. On November 21, 2006, the Company announced the commencement of modified “Dutch Auction” tender offer (the “Tender Offer”) for up to 5.5 million shares of its common stock at a price per share not less than $55.00 and not greater than $61.00, for a maximum aggregate purchase price of $335.5 million. The shares sought represent approximately 15.5% of the Company’s shares outstanding as of November 21, 2006. The Tender Offer will expire, unless extended by the Company, at midnight Eastern Standard Time on December 19, 2006.
          The Company is expecting to fund the Tender Offer with available cash and a new credit facility. The Company has received commitments for a new $625 million credit facility, which will be comprised of a $150 million revolving credit facility and a $475 million term loan. Proceeds from the new credit facility will be used to repay the Company’s existing term loan with the remaining proceeds, along with existing cash, used to fund the Tender Offer. The Company expects to close the new credit facility by December 18, 2006.
          Contractual Obligations and Commitments. The following is a summary of the Company’s contractual obligations and commercial commitments as of October 1, 2006:

	Payments Due by Period (in thousands)
		Less than			After
	Total	1 year	1-3 years	3-5 years	5 years

Contractual Obligations:
Credit facility term loan (1)	$333,737	$48,611	$37,445	$247,681	$—
Revolving credit facility	—	—	—	—	—
Capital lease obligations (1)	32,102	7,267	10,168	4,399	10,268
Other long-term debt obligations (1)	502	239	263	—	—
Operating lease obligations	1,664,976	178,595	321,889	269,421	895,071
Guarantee (2)	1,675	1,003	517	155	—

Total contractual obligations	$2,032,992	$235,715	$370,282	$521,656	$905,339

Other Commercial Commitments:
Stand-by letters of credit (3)	$40,448	$40,448	$—	$—	$—

(1)	Obligations related to the Company’s credit facility term loan, capital lease obligations, and other long-term debt obligations include interest expense estimated at interest rates in effect on October 1, 2006.

(2)	Consists of a guarantee associated with one Chi-Chi’s property. Due to the bankruptcy of the Chi-Chi’s restaurant chain, previously owned by the Company, we are obligated to perform in accordance with the terms of the guarantee agreement.

(3)	Consists primarily of letters of credit for workers’ compensation and general liability insurance. Letters of credit outstanding against our credit facility totaled $0.3 million. Letters of credit outstanding under our cash-collateralized letters of credit agreement totaled $40.2 million and do not impact the borrowing capacity under our credit facility.
          Capital Expenditures. Cash flows used for additions to property and equipment were $150.0 million, $126.1 million and $120.1 million in 2006, 2005 and 2004, respectively. The increase in 2006 compared with 2005 is due primarily to investments associated with the Company’s re-image program. Fiscal 2005, compared with fiscal 2004, includes higher expenditures for new restaurants and Quick Stuff locations, as well as increases in facility improvements primarily related to brand reinvention. The Company also incurred capital lease obligations of $1.8 million, $0.9 million and $9.9 million in 2006, 2005 and 2004, respectively.
          In fiscal year 2007, capital expenditures are expected to be approximately $160 million. We plan to open a moderate number of new Jack in the Box restaurants in 2007, and under our brand reinvention strategy, plan to re-image approximately 150 to 200 restaurants.
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

Discussion of Critical Accounting Policies
          We have identified the following as the Company’s most critical accounting policies, which are those that are most important to the portrayal of the Company’s financial condition and results and require management’s most subjective and complex judgments. Information regarding the Company’s other significant accounting policies are disclosed in Note 1 to our consolidated financial statements.
          Share-based Compensation — The Company accounts for share-based compensation in accordance with SFAS 123R. Under the provisions of SFAS 123R, share-based compensation cost is estimated at the grant date based on the award’s fair-value as calculated by an option pricing model and is recognized as expense ratably over the requisite service period. The option pricing models require various highly judgmental assumptions including volatility, forfeiture rates, and expected option life. If any of the assumptions used in the model change significantly, share-based compensation expense may differ materially in the future from that recorded in the current period.
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
          Long-lived Assets — Property, equipment and certain other assets, including amortized intangible assets, are reviewed for impairment when indicators of impairment are present. This review includes a restaurant-level analysis that takes into consideration a restaurant’s operating cash flows, the period of time since a restaurant has been opened or remodeled, and the maturity of the related market. When indicators of impairment are present, we perform an impairment analysis on a restaurant-by-restaurant basis. If the sum of undiscounted future cash flows is less than the net carrying value of the asset, we recognize an impairment loss by the amount which the carrying value exceeds the fair value of the asset. Our estimates of future cash flows may differ from actual cash flows due to, among other things, economic conditions or changes in operating performance. In fiscal 2006, we recorded impairment charges of $4.1 million related to certain restaurant closures and to write-down assets associated with restaurants which we continue to operate. During 2006, we noted no other indicators of impairment of our long-lived assets.
          Goodwill and Other Intangibles — We also evaluate goodwill and intangible assets not subject to amortization annually or more frequently if indicators of impairment are present. If the determined fair values of these assets are less than the related carrying amounts, an impairment loss is recognized. The methods we use to estimate fair value include future cash flow assumptions, which may differ from actual cash flows due to, among other things, economic conditions or changes in operating performance. During the fourth quarter, we reviewed the carrying value of our goodwill and indefinite life intangible assets and determined that no impairment existed as of October 1, 2006.
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
Future Application of Accounting Principles
          In May 2005, the FASB issued SFAS 154, Accounting Changes and Error Corrections — a replacement of APB Opinion No. 20 and FASB Statement No. 3. SFAS 154 applies to all voluntary changes in accounting principle, and changes the requirements of accounting for and reporting of a change in accounting principle. SFAS 154 requires retrospective application to prior periods’ financial statements of a voluntary change in accounting principle unless it is impractical. APB 20 previously required that most voluntary changes in accounting principle be recognized by including in net income of the period of the change the cumulative effect of changing to the new accounting principle. SFAS 154 is effective for accounting changes made in fiscal years beginning after December 15, 2005. Earlier application is permitted for accounting changes made in fiscal years beginning after the statement was issued. We expect the adoption of this standard will not have a material impact on our consolidated financial position, results of operations or cash flows.
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
          In June 2006, the FASB issued Interpretation No. 48 (“FIN 48”), Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statement No. 109, which clarifies the accounting for uncertainty in income taxes recognized in the financial statements in accordance with SFAS 109, Accounting for Income Taxes. FIN 48 provides guidance on the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosures, and transition. We are currently evaluating the impact of FIN 48 on our consolidated financial statements, which is effective for fiscal years beginning after December 15, 2006.
          In September 2006, the FASB issued SFAS 157, Fair Value Measurements. SFAS 157 clarifies the definition of fair value, describes methods used to appropriately measure fair value, and expands fair value disclosure requirements. This statement applies under other accounting pronouncements that currently require or permit fair value measurements and is effective for fiscal years beginning after November 15, 2007. We are currently in the process of assessing the impact that SFAS 157 will have on our consolidated financial statements.
          In September 2006, the FASB issued SFAS 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans — an amendment of FASB Statements No. 87, 88, 106 and 132(R). SFAS 158 requires recognition of the overfunded or underfunded status of a defined benefit plan as an asset or liability. Under SFAS 158, unrecognized prior service costs and actuarial gains and losses must be recognized as a component of accumulated other comprehensive income (loss). Additionally, SFAS 158 requires that companies measure their plan assets and benefit obligations at the end of their fiscal year. SFAS 158 is effective as of the end of fiscal years ending after December 15, 2006, except for the measurement date provisions which are effective for fiscal years ending after December 15, 2008. We will not be able to determine the impact the adoption of SFAS 158 will have on our consolidated financial statements until the end of fiscal year 2007 when such valuation is completed. However, based on valuations performed as of June 30, 2006, had we been required to adopt the provisions of SFAS 158 as of October 1, 2006, our qualified defined benefit plan and unfunded non-qualified defined benefit plan and postretirement benefit plans would have been underfunded by $10.5 million, $36.8 million and $16.7 million, respectively. To recognize our underfunded positions and to appropriately record our unrecognized prior service costs and actuarial gains and losses as a component of accumulated other comprehensive income (loss), we would have been required to decrease stockholders’ equity by $28.4 million for our defined benefit plans and increase stockholders’ equity by approximately $3.4 million for our postretirement benefit plans. As of October 1, 2006, in accordance with existing pension literature, we have recorded a prepaid benefit cost for our qualified defined benefit plan of $24.5 million.
          In September  2006, the Securities and Exchange Commission (“SEC”) issued Staff Accounting Bulletin No. 108 (“SAB 108”), which provides interpretive guidance on how the effects of the carryover or reversal of prior year misstatements should be considered in quantifying a current year misstatement. SAB 108 is effective for the first fiscal year ending after November 15, 2006. The adoption of this statement is not expected to have a material impact on the Company’s financial position or results of operations.
          Other accounting standards that have been issued or proposed by the FASB or other standards-setting bodies that do not require adoption until a future date are not expected to have a material impact on the consolidated financial statements upon adoption.
ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
          Our primary exposure relating to financial instruments is changes in interest rates. The Company uses interest rate swaps agreements to reduce exposure to interest rate fluctuations. At October 1, 2006, the Company had two interest rate swap agreements having an aggregate notional amount of $130 million expiring March 2008. These agreements effectively convert a portion of the Company’s variable rate bank debt to fixed-rate debt and have an average pay rate of 4.28%, yielding a fixed-rate of 5.78% including the term loan’s applicable margin of 1.50%. The Company also has a forward-looking swap effective March 2008 with a notional amount of $60 million expiring in April 2010. This agreement effectively converts a portion of the Company’s variable rate bank debt to fixed-rate debt and has an average pay rate of 5.30%, yielding a fixed-rate of 6.80% including the term loan’s applicable margin of 1.50%.
          Our credit facility, which is comprised of a revolving credit facility and a term loan, bears interest at an annual rate equal to the prime rate or the LIBOR plus an applicable margin based on a financial leverage ratio. The majority of the credit facility borrowings are LIBOR-based. As of October 1, 2006, our applicable margins for the LIBOR-based revolving loans and term loan were set at 2.25% and 1.50%, respectively. A hypothetical 100 basis point increase in short-term interest rates, based on the outstanding balance of our revolving credit facility and term loan at October 1, 2006, would result in an estimated increase of $1.4 million in annual interest expense. The estimated increase is based on holding the unhedged portion of bank debt at its October 1, 2006 level.
          Changes in interest rates also impact our pension expense, as do changes in the expected long-term rate of return on our pension plan assets. An assumed discount rate is used in determining the present value of future cash outflows currently expected to be required to satisfy the pension benefit obligation when due. Additionally, an assumed long-term rate of return on plan assets is used in determining the average rate of earnings expected on the funds invested or to be invested to provide the benefits to meet our projected benefit obligation. A hypothetical 25 basis point reduction in the assumed discount rate and expected long-term rate of return on plan assets would result in an estimated increase of $1.7 million and $0.5 million, respectively, in our future annual pension expense.
          We are also exposed to the impact of commodity and utility price fluctuations related to unpredictable factors such as weather and various other market conditions outside our control. Our ability to recover increased costs through higher prices is limited by the competitive environment in which we operate. From time-to-time we enter into futures and option contracts to manage these fluctuations. There were no open futures or options contracts at October 1, 2006.
          At October 1, 2006, we had no other material financial instruments subject to significant market exposure other than our company-owned life insurance policies.
ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
          The consolidated financial statements and related financial information required to be filed are indexed on page F-1 and are incorporated herein.
ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
          Not applicable.
ITEM 9A. CONTROLS AND PROCEDURES
Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures
          Based on an evaluation of the Company’s disclosure controls and procedures (as defined in Rules 13(a) – 15(e) and 15(d) – 15(e) of the Securities Exchange Act of 1934, as amended), as of the end of the Company’s fiscal year ended October 1, 2006, the Company’s Chief Executive Officer and Chief Financial Officer (its principal executive officer and principal financial officer, respectively) have concluded that the Company’s disclosure controls and procedures were effective.
Changes in Internal Control Over Financial Reporting
          There have been no significant changes in the Company’s internal control over financial reporting that occurred during the Company’s fiscal quarter ended October 1, 2006 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.
Management’s Report on Internal Control Over Financial Reporting
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
          Management assessed the effectiveness of the Company’s internal control over financial reporting as of October 1, 2006. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control-Integrated Framework. Management has concluded that, as of October 1, 2006, the Company’s internal control over financial reporting was effective based on these criteria.
          The Company’s independent registered public accounting firm, KPMG LLP, has issued an audit report on our assessment of our internal control over financial reporting, which follows.

Report of Independent Registered Public Accounting Firm
The Board of Directors and Stockholders
Jack in the Box Inc.:
          We have audited management’s assessment, included in the accompanying Management’s Report on Internal Control Over Financial Reporting, that Jack in the Box Inc. (Jack in the Box) maintained effective internal control over financial reporting as of October 1, 2006, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Jack in the Box’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of Jack in the Box’s internal control over financial reporting based on our audit.
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
          In our opinion, management’s assessment that Jack in the Box maintained effective internal control over financial reporting as of October 1, 2006, is fairly stated, in all material respects, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Also, in our opinion, Jack in the Box maintained, in all material respects, effective internal control over financial reporting as of October 1, 2006, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).
          We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Jack in the Box Inc. and subsidiaries as of October 1, 2006 and October 2, 2005, and the related consolidated statements of earnings, cash flows, and stockholders’ equity for the fifty-two weeks ended October 1, 2006 and October 2, 2005, and for the fifty-three weeks ended October 3, 2004, and our report dated November 20, 2006 expressed an unqualified opinion on those consolidated financial statements.
/s/ KPMG LLP
San Diego, California
November 20, 2006

ITEM 9B.OTHER INFORMATION
          Not applicable.
PART III
ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
          That portion of our definitive Proxy Statement appearing under the captions “Election of Directors – Committee of the Board of Directors Member Qualifications” and “Section 16(a) Beneficial Ownership Reporting Compliance” to be filed with the Commission pursuant to Regulation 14A within 120 days after October 1, 2006 and to be used in connection with our 2007 Annual Meeting of Stockholders is hereby incorporated by reference.
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
ITEM 11. EXECUTIVE COMPENSATION
          That portion of our definitive Proxy Statement appearing under the caption “Executive Compensation” to be filed with the Commission pursuant to Regulation 14A within 120 days after October 1, 2006 and to be used in connection with our 2007 Annual Meeting of Stockholders is hereby incorporated by reference.
ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER
           MATTERS
          That portion of our definitive Proxy Statement appearing under the caption “Security Ownership of Certain Beneficial Owners and Management” to be filed with the Commission pursuant to Regulation 14A within 120 days after October 1, 2006 and to be used in connection with our 2007 Annual Meeting of Stockholders is hereby incorporated by reference. Information regarding equity compensation plans under which Company common stock may be issued as of October 1, 2006 is set forth in Item 5 of this Report.
ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
          That portion of our definitive Proxy Statement appearing under the caption “Certain Transactions,” if any, to be filed with the Commission pursuant to Regulation 14A within 120 days after October 1, 2006 and to be used in connection with our 2007 Annual Meeting of Stockholders is hereby incorporated by reference.
ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES
          That portion of our definitive Proxy Statement appearing under the caption “Independent Registered Public Accountant Fees and Services” to be filed with the Commission pursuant to Regulation 14A within 120 days after October 1, 2006 and to be used in connection with our 2007 Annual Meeting of Stockholders is hereby incorporated by reference.

PART IV
ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES
ITEM 15(a)(1) Financial Statements. See Index to Consolidated Financial Statements on page F-1 of this report.
ITEM 15(a)(2) Financial Statement Schedules. Not applicable.
ITEM 15(a)(3) Exhibits.

Number	Description
3.1	Restated Certificate of Incorporation, as amended(5)

3.2	Amended and Restated Bylaws(24)

4.1
Indenture for the 8 3/8% Senior Subordinated Notes due 2008(4)
(Instruments with respect to the registrant’s long-term debt not in excess of 10% of the total assets of the registrant and its subsidiaries on a consolidated basis have been omitted. The registrant agrees to furnish supplementally a copy of any such instrument to the Commission upon request.)

10.1	Amended and Restated Credit Agreement dated as of January 8, 2004 by and among Jack in the Box Inc. and the lenders named therein(11)

10.1.1	First Amendment dated as of June 18, 2004 to the Amended and Restated Credit Agreement(12)

10.1.2	Second Amendment and Consent dated as of September 24, 2004 to the Amended and Restated Credit Agreement(15)

10.1.3	Third Amendment dated as of January 31, 2005 to the Amended and Restated Credit Agreement(17)

10.1.4	Fourth Amendment dated as of September 30, 2005 to the Amended and Restated Credit Agreement (20)

10.2	Purchase Agreements dated as of January 22, 1987 between Foodmaker, Inc. and FFCA/IIP 1985 Property Company and FFCA/IIP 1986 Property Company(1)

10.3	Land Purchase Agreements dated as of February 18, 1987 by and between Foodmaker, Inc. and FFCA/IPI 1984 Property Company and FFCA/IPI 1985 Property Company and Letter Agreement relating thereto(1)

10.4.1*	Amended and Restated 1992 Employee Stock Incentive Plan(3)

10.4.2*	Jack in the Box Inc. 2002 Stock Incentive Plan(7)

10.5*	Capital Accumulation Plan for Executives(6)

10.5.1*	First Amendment dated as of August 2, 2002 to the Capital Accumulation Plan for Executives(8)

10.6*	Supplemental Executive Retirement Plan(6)

10.6.1*	First Amendment dated as of August 2, 2002 to the Supplemental Executive Retirement Plan(8)

10.6.2*	Second Amendment dated as of November 9, 2006 to the Supplemental Executive Retirement Plan

10.7*	Amended and Restated Performance Bonus Plan(21)

10.7.1*	Bonus Program for Fiscal 2006 Under the Performance Bonus Plan(23)

10.8*	Deferred Compensation Plan for Non-Management Directors(2)

10.8.1*	Amended and Restated Deferred Compensation Plan for Non-Management Directors effective November 9, 2006

10.9*	Amended and Restated Non-Employee Director Stock Option Plan(5)

10.10*	Form of Compensation and Benefits Assurance Agreement for Executives(22)

10.11*	Form of Indemnification Agreement between Jack in the Box Inc. and certain officers and directors(8)

10.12	Consent Agreement(8)

10.13*	Executive Deferred Compensation Plan(9)

10.14*	Form of Restricted Stock Award for certain executives(9)

10.14.1*	Form of Restricted Stock Award for certain executives under the 2004 Stock Incentive Plan(18)

10.14(a)*	Schedule of Restricted Stock Awards

10.15*	Executive Agreement between Jack in the Box Inc. and Gary J. Beisler, President and Chief Executive Officer of Qdoba Restaurant Corporation(10)

10.16*	Amended and Restated 2004 Stock Incentive Plan(16)

10.17*	Form of Stock Option Awards(13)

10.18*	Retirement Agreement between Jack in the Box Inc. and John F. Hoffner, Executive Vice President and Chief Financial Officer(14)

10.19*	Executive Compensation – Base Salaries

10.20*	Jack in the Box Inc. Non-Employee Director Stock Option Award Agreement under the 2004 Stock Incentive Plan(19)

10.21*	Summary of Director Compensation

23.1	Consent of Independent Registered Public Accounting Firm

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Management contract or compensatory plan.

(1)	Previously filed and incorporated herein by reference from registrant’s Registration Statement on Form S-1 (No. 33-10763) filed February 24, 1987.

(2)	Previously filed and incorporated herein by reference from registrant’s Definitive Proxy Statement dated January 17, 1995 for the Annual Meeting of Stockholders on February 17, 1995.

(3)	Previously filed and incorporated herein by reference from registrant’s Registration Statement on Form S-8 (No. 333-26781) filed May 9, 1997.

(4)	Previously filed and incorporated herein by reference from registrant’s Quarterly Report on Form 10-Q for the quarter ended April 12, 1998.

(5)	Previously filed and incorporated herein by reference from registrant’s Annual Report on Form 10-K for the fiscal year ended October 3, 1999.

(6)	Previously filed and incorporated herein by reference from registrant’s Annual Report on Form 10-K for the fiscal year ended September 30, 2001.

(7)	Previously filed and incorporated herein by reference from the registrant’s Definitive Proxy Statement dated January 18, 2002 for the Annual Meeting of Stockholders’ on February 22, 2002.

(8)	Previously filed and incorporated herein by reference from registrant’s Annual Report on Form 10-K for the fiscal year ended September 29, 2002.

(9)	Previously filed and incorporated herein by reference from registrant’s Quarterly Report on Form 10-Q for the quarter ended January 19, 2003.

(10)	Previously filed and incorporated herein by reference from registrant’s Quarterly Report on Form 10-Q for the quarter ended April 13, 2003.

(11)	Previously filed and incorporated herein by reference from the registrant’s Quarterly Report on Form 10-Q for the quarter ended January 18, 2004.

(12)	Previously filed and incorporated herein by reference from the registrant’s Quarterly Report on Form 10-Q for the quarter ended July 4, 2004.

(13)	Previously filed and incorporated herein by reference from the registrant’s Current Report on Form 8-K dated September 10, 2004.

(14)	Previously filed and incorporated herein by reference from the registrant’s Current Report on Form 8-K dated November 17, 2004.

(15)	Previously filed and incorporated herein by reference from registrant’s Annual Report on Form 10-K for the fiscal year ended October 3, 2004.

(16)	Previously filed and incorporated herein by reference from the registrant’s Current Report on Form 8-K dated February 24, 2005.

(17)	Previously filed and incorporated herein by reference from the registrant’s Quarterly Report on Form 10-Q for the quarter ended January 23, 2005.

(18)	Previously filed and incorporated herein by reference from the registrant’s Current Report on Form 8-K dated October 24, 2005.

(19)	Previously filed and incorporated herein by reference from the registrant’s Current Report on Form 8-K dated November 10, 2005.

(20)	Previously filed and incorporated herein by reference from registrant’s Annual Report on Form 10-K for the fiscal year ended October 2, 2005.

(21)	Previously filed and incorporated herein by reference from the registrant’s Definitive Proxy Statement dated January 13, 2006 for the Annual Meeting of Stockholders on February 17, 2006.

(22)	Previously filed and incorporated herein by reference from the registrant’s Quarterly Report on Form 10-Q for the quarter ended July 9, 2006.

(23)	Previously filed and incorporated herein by reference from the registrant’s Current Report on Form 8-K dated September 18, 2006.

(24)	Previously filed and incorporated herein by reference from the registrant’s Current Report on Form 8-K dated November 13, 2006.

ITEM 15(b)	All required exhibits are filed herein or incorporated by reference as described in Item 15(a)(3).

ITEM 15(c)	All supplemental schedules are omitted as inapplicable or because the required information is included in the consolidated financial statements or notes thereto.
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

Date: November 22, 2006
          Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/S/ LINDA A. LANG Linda A. Lang	Chairman of the Board and Chief Executive Officer (principal executive officer)	November 22, 2006

/S/ JERRY P. REBEL Jerry P. Rebel	Executive Vice President and Chief Financial Officer (principal financial officer and principal accounting officer)	November 22, 2006

/S/ MICHAEL E. ALPERT Michael E. Alpert	Director	November 22, 2006

/S/ ANNE B. GUST Anne B. Gust	Director	November 22, 2006

/S/ GEORGE FELLOWS George Fellows	Director	November 22, 2006

/S/ ALICE B. HAYES Alice B. Hayes	Director	November 22, 2006

/S/ MURRAY H. HUTCHISON Murray H. Hutchison	Director	November 22, 2006

/S/ MICHAEL W. MURPHY Michael W. Murphy	Director	November 22, 2006

/S/ L. ROBERT PAYNE L. Robert Payne	Director	November 22, 2006

/S/ DAVID M. TEHLE David M. Tehle	Director	November 22, 2006

Schedules not filed: All schedules have been omitted as the required information is inapplicable or the information is presented in the consolidated financial statements or related notes.

Report of Independent Registered Public Accounting Firm
The Board of Directors and Stockholders
Jack in the Box Inc.:
     We have audited the accompanying consolidated balance sheets of Jack in the Box Inc. and subsidiaries as of October 1, 2006 and October 2, 2005, and the related consolidated statements of earnings, cash flows, and stockholders’ equity for the fifty-two weeks ended October 1, 2006 and October 2, 2005, and for the fifty-three weeks ended October 3, 2004. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.
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
     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Jack in the Box Inc. and subsidiaries as of October 1, 2006 and October 2, 2005, and the results of their operations and their cash flows for the fifty-two weeks ended October 1, 2006 and October 2, 2005, and for the fifty-three weeks ended October 3, 2004, in conformity with U.S. generally accepted accounting principles.
     As discussed in Note 1 to the consolidated financial statements, the Company adopted the provisions of Statement of Financial Accounting Standards No. 123 (revised 2004), Share-Based Payment, and Financial Accounting Standards Board Interpretation No. 47, Accounting for Conditional Asset Retirement Obligations, in fiscal year 2006.
     We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of the Company’s internal control over financial reporting as of October 1, 2006, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated November 20, 2006 expressed an unqualified opinion on management’s assessment of, and the effective operation of, internal control over financial reporting.
/s/ KPMG LLP
San Diego, California
November 20, 2006

JACK IN THE BOX INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Dollars in thousands, except per share data)

	October 1,	October 2,
	2006	2005

ASSETS
Current assets:
Cash and cash equivalents (includes restricted cash of approximately $47,655 and $45,580, respectively)	$233,906	$103,708
Accounts and notes receivable, net	30,874	21,227
Inventories	41,202	40,007
Prepaid expenses	23,489	19,790
Deferred income taxes	43,889	38,340
Assets held for sale and leaseback	23,059	55,743
Other current assets	6,711	5,155

Total current assets	403,130	283,970

Property and equipment, at cost:
Land	98,962	96,544
Buildings	759,459	702,634
Restaurant and other equipment	574,630	566,976
Construction in progress	72,255	57,394

	1,505,306	1,423,548
Less accumulated depreciation and amortization	590,530	545,563

Property and equipment, net	914,776	877,985

Intangible assets, net	21,021	22,093
Goodwill	92,187	92,187
Other assets, net	89,347	61,751

	$1,520,461	$1,337,986

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current maturities of long-term debt	$37,539	$7,788
Accounts payable	61,059	56,064
Accrued liabilities	240,320	211,438

Total current liabilities	338,918	275,290

Long-term debt, net of current maturities	254,231	290,213

Other long-term liabilities	145,587	148,251

Deferred income taxes	70,840	58,860

Stockholders’ equity:
Preferred stock $.01 par value, 15,000,000 shares authorized, none issued	—	—
Common stock $.01 par value, 75,000,000 shares authorized, 46,960,155 and 45,391,851 issued, respectively	470	454
Capital in excess of par value	431,624	380,161
Retained earnings	555,046	447,015
Accumulated other comprehensive loss	(1,796)	(29,563)
Unearned compensation	—	(8,233)
Treasury stock, at cost, 11,196,728 and 9,752,028 shares, respectively	(274,459)	(224,462)

Total stockholders’ equity	710,885	565,372

	$1,520,461	$1,337,986

See accompanying notes to consolidated financial statements.

JACK IN THE BOX INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF EARNINGS
(Dollars in thousands, except per share data)

	Fiscal Year
	2006	2005	2004

Revenues:
Restaurant sales	$2,100,955	$2,045,400	$2,033,482
Distribution and other sales	512,907	348,482	197,762
Franchise rents and royalties	101,356	80,390	66,653
Gains on sale of company-operated restaurants and other	50,431	29,276	22,568

	2,765,649	2,503,548	2,320,465

Costs of revenues:
Restaurant costs of sales	654,659	647,567	631,185
Restaurant operating costs	1,078,029	1,051,400	1,055,913
Costs of distribution and other sales	505,991	343,836	194,251
Franchised restaurant costs	44,456	35,318	31,936

	2,283,135	2,078,121	1,913,285

Selling, general and administrative expenses	300,819	273,821	264,257

Earnings from operations	181,695	151,606	142,923

Interest expense, net	12,075	13,402	25,419

Earnings before income taxes and cumulative effect of accounting change	169,620	138,204	117,504

Income taxes	60,545	46,667	42,820

Earnings before cumulative effect of accounting change	109,075	91,537	74,684

Cumulative effect of accounting change, net	1,044	—	—

Net earnings	$108,031	$91,537	$74,684

Earnings per share — basic:
Earnings before cumulative effect of accounting change	$3.12	$2.57	$2.06
Cumulative effect of accounting change, net	0.03	—	—

Net earnings per share	$3.09	$2.57	$2.06

Earnings per share — diluted:
Earnings before cumulative effect of accounting change	$3.04	$2.48	$2.02
Cumulative effect of accounting change, net	0.03	—	—

Net earnings per share	$3.01	$2.48	$2.02

Weighted-average shares outstanding:
Basic	34,944	35,625	36,237
Diluted	35,917	36,938	36,961
See accompanying notes to consolidated financial statements.

JACK IN THE BOX INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in thousands)

	Fiscal Year
	2006	2005	2004

Cash flows from operating activities:
Net earnings	$108,031	$91,537	$74,684
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	88,295	86,156	84,446
Deferred finance cost amortization	1,132	982	1,456
Provision for deferred income taxes	(11,186)	(3,237)	4,024
Share-based compensation expense for equity classified awards	9,285	1,396	584
Pension and postretirement expense	25,860	18,321	20,870
Gains on cash surrender value of Company-owned life insurance	(3,265)	(4,127)	(2,564)
Gains on the sale of company-operated restaurants	(42,046)	(23,334)	(17,918)
Losses on the disposition of property and equipment, net	9,095	6,615	3,583
Loss on early retirement of debt	—	—	9,180
Impairment charges and other	4,580	3,404	1,438
Cumulative effect of change in accounting principle	1,044	—	—
Changes in assets and liabilities:
Decrease (increase) in receivables	(10,765)	162	(6,720)
Increase in inventories	(1,195)	(5,964)	(2,344)
Increase in prepaid expenses and other current assets	(4,436)	(2,570)	(1,054)
Increase in accounts payable	4,995	2,561	2,695
Pension contributions	(16,465)	(23,658)	(31,335)
Tax benefits from share-based compensation	—	9,771	2,867
Increase (decrease) in other liabilities	42,881	(127)	26,913

Cash flows provided by operating activities	205,840	157,888	170,805

Cash flows from investing activities:
Purchase of property and equipment	(150,032)	(126,134)	(120,065)
Proceeds from the sale of property and equipment	1,899	2,094	1,656
Proceeds from the sale of company-operated restaurants	54,389	33,517	21,486
Proceeds from (purchase of) assets held for sale and leaseback, net	32,891	(15,751)	16,149
Collections on notes receivable	5,389	895	21,911
Purchase of investments	(7,325)	(6,284)	(6,302)
Other	(1,739)	(2,858)	16,768

Cash flows used in investing activities	(64,528)	(114,521)	(48,397)

Cash flows from financing activities:
Principal payments on debt	(8,049)	(8,204)	(7,772)
Debt costs	(260)	(343)	(7,103)
Repurchase of common stock	(49,997)	(92,861)	(7,138)
Excess tax benefits from share-based compensation arrangements	12,327	—	—
Proceeds from issuance of common stock	34,865	30,049	8,943

Cash flows used in financing activities	(11,114)	(71,359)	(13,070)

Net increase (decrease) in cash and cash equivalents	$130,198	$(27,992)	$109,338

See accompanying notes to consolidated financial statements.

JACK IN THE BOX INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(Dollars in thousands)

					Accumulated
	Common Stock		Capital in		other
	Number		excess of	Retained	comprehensive	Unearned	Treasury
	of shares	Amount	par value	earnings	loss	compensation	stock	Total

Balance at September 28, 2003	43,231,412	$432	$325,510	$280,794	$(27,184)	$(4,655)	$(124,463)	$450,434

Shares issued under stock plans, including tax benefit	615,100	6	12,816	—	—	(3,917)	—	8,905
Amortization of unearned compensation	—	—	—	—	—	584	—	584
Purchase of treasury stock	—	—	—	—	—	—	(7,138)	(7,138)
Comprehensive income:
Net earnings	—	—	—	74,684	—	—	—	74,684
Additional minimum pension liability, net of taxes	—	—	—	—	25,930	—	—	25,930

Total comprehensive income	—	—	—	74,684	25,930	—	—	100,614

Balance at October 3, 2004	43,846,512	438	338,326	355,478	(1,254)	(7,988)	(131,601)	553,399

Shares issued under stock plans, including tax benefit	1,545,339	16	41,835	—	—	(2,031)	—	39,820
Amortization of unearned compensation, forfeitures and change in value of common stock	—	—	—	—	—	1,786	—	1,786
Purchase of treasury stock	—	—	—	—	—	—	(92,861)	(92,861)
Comprehensive income (loss):
Net earnings	—	—	—	91,537	—	—	—	91,537
Gains on interest rate swaps, net of taxes	—	—	—	—	417	—	—	417
Additional minimum pension liability, net of taxes	—	—	—	—	(28,726)	—	—	(28,726)

Total comprehensive income (loss)	—	—	—	91,537	(28,309)	—	—	63,228

Balance at October 2, 2005	45,391,851	454	380,161	447,015	(29,563)	(8,233)	(224,462)	565,372

Shares issued under stock plans, including tax benefit	1,568,304	16	50,411	—	—	—	—	50,427
Share-based compensation	—	—	9,285	—	—	—	—	9,285
Reclass of unearned compensation upon adoption of SFAS 123R	—	—	(8,233)	—	—	8,233	—	—
Purchase of treasury stock	—	—	—	—	—	—	(49,997)	(49,997)
Comprehensive income:
Net earnings	—	—	—	108,031	—	—	—	108,031
Gains on interest rate swaps, net of taxes	—	—	—	—	180	—	—	180
Additional minimum pension liability, net of taxes	—	—	—	—	27,587	—	—	27,587

Total comprehensive income	—	—	—	108,031	27,767	—	—	135,798

Balance at October 1, 2006	46,960,155	$470	$431,624	$555,046	$(1,796)	$—	$(274,459)	$710,885

See accompanying notes to consolidated financial statements.

JACK IN THE BOX INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except per share data)
1.	ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of operations — Founded in 1951, Jack in the Box Inc. (the “Company”) owns, operates, and franchises Jack in the Box® quick-service restaurants and Qdoba Mexican Grill® (“Qdoba”) fast-casual restaurants, in a combined 43 states. The company also operates 55 proprietary convenience stores called Quick Stuff®, which include a major-branded fuel station and are developed adjacent to a full-size Jack in the Box restaurant.

Basis of presentation and fiscal year — The consolidated financial statements include the accounts of the Company, its wholly-owned subsidiaries and the accounts of any variable interest entities where we are deemed the primary beneficiary. All significant intercompany transactions are eliminated. Certain prior year amounts in the consolidated financial statements have been reclassified to conform to the fiscal 2006 presentation, including the reclassification of interest income to interest expense, net from other revenues. Our fiscal year is 52 or 53 weeks ending the Sunday closest to September 30. Fiscal years 2006 and 2005 include 52 weeks, and fiscal year 2004 includes 53 weeks.

References to the Company throughout these notes to the consolidated financial statements are made using the first person notations of “we,” “us” and “our.”

Financial instruments — The fair values of cash and cash equivalents, accounts and notes receivable, accounts payable and accrued liabilities approximate the carrying amounts due to their short maturities. Company-owned life insurance (“COLI”) policies, included in other assets, are recorded at their cash surrender values. The fair values of each of our long-term debt instruments are based on quoted market values, where available, or on the amount of future cash flows associated with each instrument, discounted using our current borrowing rate for similar debt instruments of comparable maturity. The estimated fair values of our long-term debt at October 1, 2006 and October 2, 2005 approximate their carrying values.

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

All derivatives are recognized on the consolidated balance sheets at fair value based upon quoted market prices. Changes in the fair values of derivatives are recorded in earnings or other comprehensive income, based on whether the instrument is designated as a hedge transaction. Gains or losses on derivative instruments reported in other comprehensive income are classified to earnings in the period the hedged item affects earnings. If the underlying hedge transaction ceases to exist, any associated amounts reported in other comprehensive income are reclassified to earnings at that time. Any ineffectiveness is recognized in earnings in the current period. At October 1, 2006, we had three interest rate swaps in effect and no outstanding commodity or utility derivatives. Refer to Note 4, Long-Term Debt, for additional discussion regarding our interest rate swaps.

At October 1, 2006 and October 2, 2005, we had no material financial instruments subject to significant market exposure other than the COLI policies discussed above.

Cash and cash equivalents — We invest cash in excess of operating requirements in short-term, highly liquid investments with original maturities of three months or less, which are considered cash equivalents.

Restricted cash — To reduce our letter of credit fees incurred under the Company’s credit facility, we entered into a cash-collateralized letter of credit agreement in October 2004. At October 1, 2006, we had letters of credit outstanding under this agreement of $40,165, which were collateralized by approximately $47,655 of cash and cash equivalents. Although we intend to continue this agreement, we have the ability to terminate the arrangement, thereby eliminating the restrictions on cash and cash equivalents.

Accounts and notes receivable, net is primarily comprised of receivables from franchisees and tenants. Franchisee receivables include rents, royalties, and marketing fees associated with the franchise agreements and receivables arising from distribution services provided to most franchisees. Tenant receivables relate to subleased properties where the Company is on the master lease agreement. The allowance for doubtful accounts is based on historical experience and a review of existing receivables. Changes in accounts receivable are classified as an operating activity in the consolidated statements of cash flows.

Inventories are valued at the lower of cost or market on a first-in, first-out basis. Changes in inventories are classified as an operating activity in the consolidated statements of cash flows.

JACK IN THE BOX INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except per share data)
1.	ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Assets held for sale and leaseback typically represent the costs for new sites that we plan to sell and lease back when construction is completed. Gains or losses realized on sale-leaseback transactions are deferred and amortized to income over the lease terms. During 2005, we exercised our purchase option under certain lease arrangements. In fiscal year 2006, we sold and leased back these properties at more favorable rental rates resulting in a decrease in assets held for sale and leaseback at October 1, 2006 compared with October 2, 2005.

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

Buildings, equipment, and leasehold improvements are generally depreciated using the straight-line method based on the estimated useful lives of the assets, over the initial lease term for certain assets acquired in conjunction with the lease commencement for leased properties, or the remaining lease term for certain assets acquired after the commencement of the lease for leased properties. Building and leasehold improvement assets are assigned lives that range from 3 to 35 years; and equipment assets are assigned lives that range from 2 to 35 years. In certain situations, one or more option periods may be used in determining the depreciable life of assets related to leased properties if we deem that an economic penalty would be incurred otherwise. In either circumstance, the Company’s policy requires lease term consistency when calculating the depreciation period, in classifying the lease and in computing straight-line rent expense.

Effective October 1, 2006, we adopted the provisions of Financial Accounting Standards Board (“FASB”) Interpretation No. 47, Accounting for Conditional Asset Retirement Obligations — an interpretation of FASB Statement No. 143 (“FIN 47”), which clarifies the term conditional asset retirement obligation and requires a liability to be recorded if the fair value of the obligation can be reasonably estimated. The impact from the adoption of this statement is discussed in Note 2, Asset Retirement Obligations.

Other assets primarily include lease acquisition costs, acquired franchise contract costs, deferred finance costs and COLI policies. Lease acquisition costs primarily represent the fair values of acquired lease contracts having contractual rents lower than fair market rents, and are amortized on a straight-line basis over the remaining initial lease term, generally 18 years. Acquired franchise contract costs, which represent the acquired value of franchise contracts, are amortized over the term of the franchise agreements, generally 10 years, based on the projected royalty revenue stream. Deferred finance costs are amortized using the effective-interest method over the terms of the respective loan agreements, from 4 to 7 years.

Company-owned life insurance — We have purchased company-owned life insurance policies. As of October 1, 2006 and October 2, 2005, the cash surrender values of these policies were $54,350 and $43,741 respectively. A portion of these policies resides in an umbrella trust for use only to pay plan benefits to participants in the Company’s non-qualified pension and defined contribution plans, or to pay creditors if the Company becomes insolvent. The cash surrender values of those policies covered under the trust were $24,420 and $22,927 as of October 1, 2006 and October 2, 2005, respectively. The trust also includes cash of $811 and $830 as of October 1, 2006 and October 2, 2005, respectively.

Leases — We review all leases for capital or operating classification at their inception under the guidance of Statement of Financial Accounting Standard (“SFAS 13”), Accounting for Leases. Our operations are primarily conducted under operating leases. Within the provisions of certain of our leases, there are rent holidays and escalations in payments over the base lease term, as well as renewal periods. The effects of the holidays and escalations have been reflected in rent expense on a straight-line basis over the expected lease term. Differences between amounts paid and amounts expensed are recorded as deferred rent. The lease term commences on the date when we have the right to control the use of the leased property. Certain of our leases also include contingent rent provisions based on sales levels, which is accrued at the point in time we determine that it is probable such sales levels will be achieved.

JACK IN THE BOX INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except per share data)
1.	ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

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

In addition, goodwill and intangible assets not subject to amortization are evaluated for impairment annually or more frequently if indicators of impairment are present. If the determined fair values of these assets are less than the related carrying amounts, an impairment loss is recognized. We performed our annual impairment tests of goodwill and non-amortized intangible assets in the fourth quarter of fiscal years 2006 and 2005, and determined these assets were not impaired at October 1, 2006 and October 2, 2005.

Revenue recognition — Revenue from restaurant and fuel and convenience store sales are recognized when the food, beverage, and fuel products are sold.

We provide purchasing, warehouse and distribution services for most of our franchise-operated restaurants. Revenue from these services is recognized at the time of physical delivery of the inventory.

Franchise arrangements generally provide for initial franchise fees and continuing royalty payments to us based on a percentage of sales. Among other things, a franchisee may be provided the use of land and building, generally for a period of 20 years, and is required to pay negotiated rent, property taxes, insurance and maintenance. Franchise fees are recorded as revenue when we have substantially performed all of our contractual obligations. Expenses associated with the issuance of the franchise are expensed as incurred. Franchise royalties are recorded in revenues on an accrual basis. Certain franchise rents, which are contingent upon sales levels, are recognized in the period in which the contingency is met. Gains on the sale of restaurant businesses to franchisees are recorded when the sales are consummated and certain other gain recognition criteria are met. These gains are included in gains on sale of company-operated restaurants and other in the consolidated statements of earnings and were $42,046, $23,334 and $17,918 in fiscal years 2006, 2005 and 2004, respectively.

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

Advertising costs — We maintain marketing funds which include contributions of approximately 5% and 1% of sales at all company-operated Jack in the Box and Qdoba restaurants, respectively, as well as contractual marketing fees paid monthly by franchisees. Production costs of commercials, programming and other marketing activities are charged to the marketing funds when the advertising is first used, and the costs of advertising are charged to operations as incurred. Our contributions to the marketing funds and other marketing expenses, which are included in selling, general, and administrative expenses in the accompanying consolidated statements of earnings, were $107,451, $104,605 and $103,721 in 2006, 2005 and 2004, respectively.

Contingencies — We recognize liabilities for contingencies when we have an exposure that indicates it is both probable that an asset has been impaired or that a liability has been incurred and the amount of impairment or loss can be reasonably estimated.

JACK IN THE BOX INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except per share data)
1.	ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Variable interest entities — FASB issued Interpretation No. 46 (revised 2003), Consolidation of Variable Interest Entities requires the primary beneficiary of a variable interest entity to consolidate that entity. The primary beneficiary of a variable interest entity is the party that absorbs a majority of the variable interest entity’s expected losses, receives a majority of the entity’s expected residual returns, or both, because of ownership, contractual or other financial interests in the entity.

The primary entities in which we possess a variable interest are franchise entities, which operate our franchised restaurants. We do not possess any ownership interests in franchise entities and we do not generally provide financial support to our franchisees. We have reviewed these franchise entities and determined that the Company is not the primary beneficiary of the entities and therefore, these entities have not been consolidated.

We use two advertising funds to administer our advertising programs. These funds are consolidated into the Company’s financial statements as they are deemed variable interest entities for which the Company is the primary beneficiary. Contributions to these funds are designed for advertising, and the Company administers the funds’ contributions. In accordance with SFAS 45, Accounting for Franchise Fee Revenue, contributions from franchisees, when received, are recorded as offsets to the Company’s reported advertising expense in its consolidated statements of earnings.

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

Net earnings per share — Basic net earnings per share is computed using the weighted-average shares outstanding during the period. Diluted net earnings per share is computed using the dilutive effect of including stock options and nonvested stock in the calculation of weighted-average shares outstanding.

Segment reporting — An operating segment is defined as a component of an enterprise that engages in business activities from which it may earn revenues and incur expenses, and about which separate financial information is regularly evaluated by the Company’s chief operating decision makers in deciding how to allocate resources. Similar operating segments can be aggregated into a single operating segment if the businesses are similar. The Company operates its business in two operating segments, Jack in the Box and Qdoba.

Share-based compensation — Effective October 3, 2005, we adopted the fair value recognition provisions of SFAS 123 (revised 2004), Share-Based Payment (“123R”), which generally requires, among other things, that all employee share-based compensation be measured using a fair value method and that the resulting compensation cost be recognized in the financial statements. The Company selected the modified prospective method of adoption. Under this method, compensation expense in 2006 included: (a) all share-based payments granted prior to, but not yet vested as of, October 3, 2005, estimated in accordance with the original provisions of SFAS 123, Accounting for Stock-Based Compensation, and (b) all share-based payments granted on or after October 3, 2005, estimated in accordance with the provisions of SFAS 123R. Results for prior periods have not been restated.

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

We have elected to calculate the pool of excess tax benefits under the alternative transition method described in FASB Staff Position (“FSP”) 123-3, Transition Election Related to Accounting for Tax Effects of Share-Based Payment Awards, which also specifies the method we must use to calculate excess tax benefits reported on the statement of cash flows. The excess tax benefits from share-based payment arrangements classified as financing cash flows for the year ended October 1, 2006 of $12,327 would not have been materially different if we had not adopted SFAS 123R; however, they would have been classified as operating cash flows rather than as financing cash flows.

JACK IN THE BOX INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except per share data)
1.	ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Compensation expense for the Company’s share-based compensation awards are generally recognized on a straight-line basis during the service period of the respective grant. Certain awards accelerate vesting upon the recipient’s retirement from the Company. In these cases, for awards granted prior to October 3, 2005, the Company recognizes compensation costs over the service period and accelerates any remaining unrecognized compensation when the employee retires. For awards granted after October 2, 2005, the Company recognizes compensation costs over the shorter of the vesting period or the period from the date of grant to the date the employee becomes eligible to retire. For awards granted prior to October 3, 2005, had the Company recognized compensation cost over the shorter of the vesting period or the period from the date of grant to becoming retirement eligible, compensation costs recognized under SFAS 123R would not have been materially different.

In 2006, we recognized total share-based compensation expense, including expenses for stock options, performance-vested stock awards, nonvested stock and directors’ deferred compensation, and related tax benefits of $12,170 and $4,751, respectively.

The change in stock option expensing requirements resulting from our adoption of SFAS 123R impacted the fiscal 2006 consolidated statement of earnings as follows:

2006

Reduction in earnings from operations	$7,270
Reduction in earnings before income taxes and cumulative effect of accounting change	7,270
Reduction in net earnings	4,432

Reduction in earnings per share:
Basic	$0.13
Diluted	$0.12
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

Had compensation expense been recognized for our stock-based compensation plans by applying the fair value recognition provisions of SFAS 123, we would have recorded net earnings and earnings per share amounts as follows:

	2005	2004

Net earnings, as reported	$91,537	$74,684
Add: Stock-based employee compensation included in reported net income, net of taxes	1,056	1,356
Deduct: Total stock-based employee compensation expense determined under fair-value-based method for all awards, net of taxes	(7,869)	(7,156)

Pro forma net earnings	$84,724	$68,884

Net earnings per share:
Basic — as reported	$2.57	$2.06
Basic — pro forma	$2.38	$1.90

Diluted — as reported	$2.48	$2.02
Diluted — pro forma	$2.29	$1.86
For the pro forma disclosures, the estimated fair values of the options were amortized on a straight-line basis over their vesting periods of up to five years. Refer to Note 10, Share-Based Employee Compensation, for information regarding the assumptions used by the Company in valuing its stock options.

JACK IN THE BOX INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except per share data)
1.	ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Estimations — In preparing the consolidated financial statements in conformity with U.S. generally accepted accounting principles, management is required to make certain assumptions and estimates that affect reported amounts of assets, liabilities, revenues, expenses and the disclosure of contingencies. In making these assumptions and estimates, management may from time-to-time seek advice from, and consider information provided by, actuaries and other experts in a particular area. Actual amounts could differ materially from these estimates .

2.	ASSET RETIREMENT OBLIGATIONS

Effective October 1, 2006, we adopted the provisions of FIN 47, which clarifies the term conditional asset retirement obligation and requires a liability to be recorded if the fair value of the obligation can be reasonably estimated. The types of asset retirement obligations that are covered by FIN 47 are those for which an entity has a legal obligation to perform an asset retirement activity; however, the timing and/or method of settling the obligation are contingent on a future event that may or may not be within the control of the entity. FIN 47 also clarifies when an entity would have sufficient information to reasonably estimate the fair value of an asset retirement obligation.

This interpretation only applied to legal obligations associated with the removal of improvements in surrendering our leased properties. The impact of adopting FIN 47 was the recognition of an additional asset of $460 (net of accumulated amortization of $353); an asset retirement obligation of $2,150; and a charge of $1,690 ($1,044, net of tax), which was recorded as a cumulative effect of change in accounting principle in the consolidated statement of earnings.

Had depreciation and interest expense been recognized for asset retirement obligations by applying the recognition provisions of FIN 47 as of the beginning of each fiscal year, we would have recognized an asset retirement liability as of October 2, 2005 and October 3, 2004 of $2,075 and $1,923, respectively, and the impact to net earnings and earnings per share in all fiscal years presented would have been immaterial.

In addition to the asset retirement obligations recorded by the Company upon the adoption of FIN 47, the Company has recorded asset retirement obligations associated with the removal of fuel tanks, in connection with the adoption of SFAS 143, Accounting for Asset Retirement Obligations in fiscal year 2003. The following table is a reconciliation of the asset retirement obligation activity for fiscal years 2006 and 2005:

	2006	2005

Asset retirement obligation at beginning of the year	$163	$149
Adoption of FIN 47	2,150	—
New obligations incurred	68	—
Accretion	18	14

Asset retirement obligation at end of the year	$2,399	$163

JACK IN THE BOX INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except per share data)
3.	INTANGIBLE ASSETS

Intangible assets consist of the following as of October 1, 2006 and October 2, 2005:

	2006	2005
| |
Amortized intangible assets:
Gross carrying amount	$59,151	$60,181
Less accumulated amortization	(46,930)	(46,888)

Net carrying amount	$12,221	$13,293

Unamortized intangible assets:
Goodwill	$92,187	$92,187
Trademark	8,800	8,800

	$100,987	$100,987

Amortized intangible assets include lease acquisition costs and acquired franchise contracts. The weighted-average life of the amortized intangible assets is approximately 26 years. Total amortization expense related to intangible assets was $1,048, $1,173 and $1,260 in fiscal years 2006, 2005 and 2004, respectively. The estimated amortization expense for each year from fiscal year 2007 through 2011 is $935, $788, $757, $742 and $741, respectively.

There were no changes to goodwill during fiscal year 2006. The changes in the carrying amount of goodwill during fiscal year 2005 were as follows:

	Jack in the Box	Qdoba	Total

Balance at October 3, 2004	$66,601	$23,617	$90,218
Goodwill acquired	1,267	702	1,969

Balance at October 2, 2005	$67,868	$24,319	$92,187

During fiscal year 2005, aggregate goodwill of $1,969 was recorded in connection with the acquisition of one Jack in the Box franchised restaurant and three Qdoba franchised restaurants.
4.	LONG-TERM DEBT

	2006	2005
| |
The detail of long-term debt at each year-end follows:
Term loan, variable interest rate based on an applicable margin plus LIBOR, 6.89% at October 1, 2006, quarterly payments of $688 through January 29, 2010 and subsequent quarterly payments of $64,625 through January 8, 2011	$268,125	$270,875
Capital lease obligations, 8.19% average interest rate	23,175	26,315
Other notes, principally unsecured, 9.55% average interest rate	470	811

	291,770	298,001
Less current portion	(37,539)	(7,788)

	$254,231	$290,213

Credit facility — Our credit facility is comprised of: (i) a $200,000 revolving credit facility maturing on January 8, 2008 with a rate of London Interbank Offered Rate (“LIBOR”) plus 2.25% and (ii) a $268,125 term loan maturing on January 8, 2011 with a rate of LIBOR plus 1.50%. The credit facility requires the payment of an annual commitment fee of 0.375% of the unused portion of the credit facility. The annual commitment rate and the credit facility’s interest rates are based on a financial leverage ratio, as defined in the credit agreement. The credit facility also requires prepayments of the term loan based on an excess cash flow calculation as defined in the credit agreement. At October 1, 2006, the excess cash flow calculation requires a payment of $29,109 which has been classified as current in the Company’s consolidated balance sheet. The Company and certain of its subsidiaries granted liens in substantially all personal property assets to secure our respective obligations under the credit facility. The credit agreement may also require certain of the Company’s real property assets to be pledged as collateral in the event of a ratings downgrade as defined in the credit agreement. Additionally, certain of our real and personal property secure other indebtedness of the

JACK IN THE BOX INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except per share data)
4.	LONG-TERM DEBT (continued)

Company. At October 1, 2006, we had no borrowings under our revolving credit facility and had letters of credit outstanding against our credit facility of $283.

Effective October 6, 2005, we amended our credit agreement to achieve a 25 basis point reduction in the term loan’s applicable margin, to expand the categories of investments allowable under the credit agreement, and to provide for an aggregate amount of $200,000 for the acquisition of our common stock or the potential payment of cash dividends.

Interest rate swaps — We are exposed to interest rate volatility with regard to existing variable rate debt. To reduce our exposure to rising interest rates, we have entered into three interest-rate swap agreements. In March 2005, under two agreements the Company effectively converted $130,000 of our variable rate term loan borrowings to a fixed-rate basis through March 2008. In April 2006, we entered into an interest rate swap agreement that will effectively convert $60,000 of our variable rate term loan borrowings to a fixed-rate basis beginning March 2008, concurrent with the end of our existing $60,000 interest rate swap, through April 2010.

These agreements have been designated as cash flow hedges under the terms of SFAS 133, Accounting for Derivative Instruments and Hedging Activities, with effectiveness assessed based on changes in the present value of the term loan interest payments. There was no hedge ineffectiveness in 2006 or 2005. Accordingly, changes in the fair value of the interest rate swap contracts were recorded, net of taxes, as a component of accumulated other comprehensive income in the accompanying consolidated balance sheets.

Covenants — We are subject to a number of customary covenants under our various credit agreements, including limitations on additional borrowings, acquisitions, loans to franchisees, capital expenditures, lease commitments, stock repurchases and dividend payments, and requirements to maintain certain financial ratios, cash flows and net worth. As of October 1, 2006, we complied with all debt covenants.

Future cash payments — Aggregate maturities on all long-term debt are $37,539, $8,387, $4,952, $4,039 and $229,311 for the years 2007 through 2011, respectively.

Capitalized interest — We capitalize interest in connection with the construction of our restaurants and other facilities. Interest capitalized in 2006, 2005 and 2004 was $1,403, $1,052 and $1,997, respectively. Capitalized interest in 2004 includes dollars associated with the construction of our Innovation Center.

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

	2006	2005	2004

Minimum rentals	$191,772	$184,277	$179,041
Contingent rentals	3,765	3,157	5,250

	195,537	187,434	184,291
Less sublease rentals	(33,202)	(26,087)	(22,087)

	$162,335	$161,347	$162,204

JACK IN THE BOX INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except per share data)
5.	LEASES (continued)

Future minimum lease payments under capital and operating leases are as follows:

Fiscal	Capital	Operating
year	leases	leases
| |
2007	$7,267	$178,595
2008	6,894	167,484
2009	3,274	154,405
2010	2,265	139,860
2011	2,133	129,561
Thereafter	10,269	895,071

Total minimum lease payments	32,102	$1,664,976

Less amount representing interest, 8.19% average interest rate	(8,927)

Present value of obligations under capital leases	23,175
Less current portion	(5,466)

Long-term capital lease obligations	$17,709

Future minimum sublease rents of $706,295 are expected to be recovered under our operating subleases. Assets recorded under capital leases are included in property and equipment and consisted of the following at each year-end:

	2006	2005
| |
Buildings	$23,165	$23,072
Equipment	19,783	18,289

	42,948	41,361
Less accumulated amortization	(24,104)	(19,255)

	$18,844	$22,106

Amortization of assets under capital leases is included in depreciation and amortization expense.

As lessor — We lease or sublease restaurants to certain franchisees and others under agreements that generally provide for the payment of percentage rentals in excess of stipulated minimum rentals, usually for a period of 20 years. Most of our leases have rent escalation clauses and renewal clauses of 5 to 20 years. Total rental revenue was $58,775, $46,753 and $40,899, including contingent rentals of $11,698, $10,280 and $10,290, in 2006, 2005 and 2004, respectively.

The minimum rents receivable expected to be received under these non-cancelable leases, excluding contingent rentals, are as follows:

	Direct
Fiscal	financing	Operating
year	leases	leases
| |
2007	$343	$52,553
2008	343	50,168
2009	343	47,251
2010	343	44,746
2011	343	44,512
Thereafter	3,856	505,154

Total minimum future rentals	5,571	$744,384

Less amount representing unearned income	(5,207)

Net investment (included in other assets)	$364

Assets held for lease consisted of the following at each year end:

	2006	2005

Land	$25,981	$24,293
Buildings	131,810	98,551
Equipment	3,109	2,018

	160,900	124,862
Less accumulated amortization	(70,554)	(50,416)

	$90,346	$74,446

JACK IN THE BOX INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except per share data)
6.	RESTAURANT CLOSING, IMPAIRMENT CHARGES AND OTHER

In 2006, we recorded non-cash charges of $1,648 for the impairment of long-lived assets related to seven Jack in the Box restaurants which we closed or the lease expired. In 2006, based upon our estimates of future cash flows, we also recorded non-cash charges of $2,478 to write-down the carrying value of eight Jack in the Box restaurants, primarily in our southeast region, which we continue to operate. These charges are included in selling, general and administrative expenses in the consolidated statements of earnings.

In the fourth quarter of fiscal 2005, we incurred costs of approximately $3,000 related to the cancellation of the Company’s test of a fast-casual concept called JBX Grill. These charges are included in selling, general and administrative expenses in the consolidated statements of earnings.

Total accrued restaurant closing costs, included in accrued expenses and other long-term liabilities, were $5,084 as of October 1, 2006 and $5,495 as of October 2, 2005. In fiscal years 2006, 2005 and 2004, lease exit costs of $454, $143 and $287, respectively, were charged to operations, resulting from revisions to certain sublease assumptions and, in 2006, the closure of two region offices. Cash payments of $865, $969 and $977, were applied against the restaurant closing costs accrual in 2006, 2005 and 2004, respectively.

7.	INCOME TAXES

The fiscal year income taxes consist of the following:

	2006	2005	2004

Federal – current	$62,257	$44,007	$33,082
– deferred	4,853	(18,191)	17,986
State – current	8,828	5,897	5,715
– deferred	1,578	(3,069)	2,546

Subtotal	77,516	28,644	59,329
Income taxes related to additional minimum pension liability and interest rate swaps	(17,617)	18,023	(16,509)
Income tax benefit related to cumulative effect of accounting change	646	—	—

Income taxes	$60,545	$46,667	$42,820

A reconciliation of the federal statutory income tax rate to our effective tax rate is as follows:

	2006	2005	2004

Computed at federal statutory rate	35.0%	35.0%	35.0%
State income taxes, net of federal tax benefit	3.2	3.0	3.2
Benefit of jobs tax credits	(.8)	(1.4)	(1.2)
Benefit of research and experimentation credits	(.8)	—	—
Adjustment to estimated tax accruals	(.8)	(2.7)	—
Other, net	(.1)	(.1)	(.6)

	35.7%	33.8%	36.4%

JACK IN THE BOX INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except per share data)
7.	INCOME TAXES (continued)

The tax effects of temporary differences that give rise to significant portions of deferred tax assets and deferred tax liabilities at each year-end are presented below:

	2006	2005

Deferred tax assets:
Accrued pension and post retirement benefits	$19,074	$29,351
Accrued insurance	18,714	17,937
Leasing transactions	14,377	13,744
Accrued vacation pay expense	12,539	12,458
Deferred income	4,614	5,643
Other reserves and allowances	9,072	7,213
Tax loss and tax credit carryforwards	2,736	2,571
Other, net	6,946	2,294

Total gross deferred tax assets	88,072	91,211

Valuation allowance	(2,560)	(2,320)

Total net deferred tax assets	85,512	88,891

Deferred tax liabilities:
Property and equipment, principally due to differences in depreciation	89,172	87,899
Intangible assets	23,291	21,512

Total gross deferred tax liabilities	112,463	109,411

Net deferred tax liabilities	$26,951	$20,520

Deferred tax assets at October 1, 2006 include state net operating loss carryforwards of approximately $41,458 expiring at various times between 2010 and 2026. At October 1, 2006 and October 2, 2005, the Company recorded a valuation allowance related to state net operating losses of $2,560 and $2,230, respectively. The current year change in the valuation allowance of $240 related to state net operating losses. The Company believes that it is more likely than not that these loss carryforwards will not be realized. Management believes that the remaining deferred tax assets will be realized through future taxable income or alternative tax strategies.

From time-to-time, we may take positions for filing our tax returns, which may differ from the treatment of the same item for financial reporting purposes. The ultimate outcome of these items will not be known until the Internal Revenue Service has completed its examination or until the statute of limitations has expired.

8.	RETIREMENT AND SAVINGS PLANS

We have non-contributory defined benefit pension plans covering those employees meeting certain eligibility requirements. The plans provide retirement benefits based on years of service and compensation and are subject to modification at anytime. It is our practice to fund retirement costs as necessary.

JACK IN THE BOX INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except per share data)
8.	RETIREMENT AND SAVINGS PLANS (continued)

We use a June 30 measurement date for our defined benefit pension plans. The following table provides a reconciliation of the changes in benefit obligations, plan assets and funded status of our qualified and non-qualified plans as of June 30, 2006 and June 30, 2005.

	Qualified plans		Non-qualified plan
	2006	2005	2006	2005

Change in benefit obligation:
Benefit obligation at beginning of year	$210,363	$151,334	$37,544	$30,878
Service cost	12,042	8,393	771	644
Interest cost	12,258	10,053	2,067	2,043
Actuarial (gain) loss	(35,351)	43,486	(2,326)	4,919
Benefits paid	(3,281)	(2,903)	(1,828)	(1,306)
Plan amendment and other	—	—	525	366

Benefit obligation at end of year	$196,031	$210,363	$36,753	$37,544

Change in plan assets:
Fair value of plan assets at beginning of year	$158,928	$127,016	$—	$—
Actual return on plan assets	15,893	12,615	—	—
Employer contributions	14,000	22,200	1,828	1,306
Benefits paid	(3,281)	(2,903)	(1,828)	(1,306)

Fair value of plan assets at end of year	$185,540	$158,928	$—	$—

Reconciliation of funded status:
Funded status	$(10,491)	$(51,435)	$(36,753)	$(37,544)
Unrecognized net loss	34,376	81,608	7,308	10,370
Unrecognized prior service cost	584	708	4,110	4,255
Unrecognized net transition obligation	—	—	142	237

Net amount recognized	$24,469	$30,881	$(25,193)	$(22,682)

Amounts recognized in the statement of financial position consist of:
Accrued benefit liability	$—	$(16,701)	$(33,362)	$(34,100)
Prepaid benefit cost	24,469	4,733	—	—
Accumulated other comprehensive loss	—	42,141	3,917	6,926
Intangible assets	—	708	4,252	4,492

Net asset (liability) recognized	$24,469	$30,881	$(25,193)	$(22,682)

A minimum pension liability adjustment is required when the accumulated benefit obligation exceeds the fair value of plan assets and accrued benefit liabilities at the measurement date. In 2005, lower interest rates caused our accumulated benefit obligation to exceed the fair value of plan assets. As required, we recognized an additional minimum pension liability at October 2, 2005. In 2006, higher interest rates caused our accumulated benefit obligations to decrease, while an improved return on investments and employer contributions contributed to an increase in the market value of our plan assets. As a result, we were able to fully reverse the qualified plans’ additional minimum pension liability and a portion of the non-qualified plan’s additional minimum pension liability at October 1, 2006. The reversal resulted in a cumulative pre-tax charge to other comprehensive income in the consolidated statement of stockholders’ equity of $3,917 in fiscal year 2006, a decrease of $45,150 compared with a year ago.

JACK IN THE BOX INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except per share data)
8.	RETIREMENT AND SAVINGS PLANS (continued)

As of June 30, 2006, the qualified plans’ fair market value of plan assets exceeded the respective accumulated benefit obligations. As of June 30, 2005, the accumulated benefit obligation under one of the qualified plans of $161,910 exceeded the fair market value of plan assets totaling $145,208. The non-qualified plan is an unfunded plan and, as such, had no plan assets as of June 30, 2006 and June 30, 2005.

	2006	2005

Qualified plans:
Projected benefit obligation	$196,031	$210,363
Accumulated benefit obligation	164,548	174,869
Fair value of plan assets	185,540	158,928

Non-qualified plan:
Projected benefit obligation	$36,753	$37,544
Accumulated benefit obligation	33,362	34,100
Fair value of plan assets	—	—
Net periodic pension cost - The components of the fiscal year net defined benefit pension cost are as follows:

	Qualified plans			Non-qualified plan
	2006	2005	2004	2006	2005	2004

Service cost	$12,042	$8,393	$8,170	$771	$644	$536
Interest cost	12,258	10,053	8,943	2,067	2,043	1,941
Expected return on plan assets	(12,428)	(9,438)	(7,040)	—	—	—
Recognized actuarial loss	8,416	4,072	6,272	735	442	603
Amortization of unrecognized prior service cost	124	124	124	671	652	648
Amortization of unrecognized net transition obligation	—	—	—	95	95	95

Net periodic pension cost	$20,412	$13,204	$16,469	$4,339	$3,876	$3,823

Assumptions - We determine our actuarial assumptions on an annual basis. In determining the present values of the Company’s benefit obligations and net periodic pension costs as of and for the fiscal years ended October 1, 2006, October 2, 2005 and October 3, 2004, respectively, we used the following weighted-average assumptions:

	Qualified plans			Non-qualified plan
	2006	2005	2004	2006	2005	2004

Assumptions used to determine benefit obligations (1):
Discount rate	6.60%	5.50%	6.45%	6.60%	5.50%	6.45%
Long-term rate of return on assets	7.75	7.50	7.50	N/A	N/A	N/A
Rate of future compensation increases	3.50	3.50	3.50	5.00	5.00	5.00

Assumptions used to determine net periodic pension cost (2):
Discount rate	5.50%	6.45%	6.15%	5.50%	6.45%	6.15%
Long-term rate of return on assets	7.75	7.50	7.50	N/A	N/A	N/A
Rate of future compensation increases	3.50	3.50	3.50	5.00	5.00	5.00

(1)	Determined as of end of year.

(2)	Determined as of beginning of year.

JACK IN THE BOX INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except per share data)
8.	RETIREMENT AND SAVINGS PLANS (continued)

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

Plan assets - As of October 1, 2006, our target asset allocation was 41% U.S. equities, 38% debt securities, 15% international equities and 6% balanced fund. We regularly monitor our asset allocation and senior financial management and the Finance Committee of the Board of Directors review performance results at least quarterly. We believe our long-term asset allocation will continue to approximate our target allocation. The qualified plans had the following asset allocations at June 30, 2006 and June 30, 2005:

	2006	2005

U.S. equities	41%	41%
International equities	15	15
Debt securities	38	38
Balanced fund	6	6

	100%	100%

Future cash flows - During fiscal year 2007, we expect to contribute approximately $12,000 to our qualified plans and $2,100 to our non-qualified plan. Total qualified and non-qualified plan pension benefits expected to be paid in each fiscal year from 2007 through 2011 are $5,437, $6,145, $6,821, $7,396 and $8,095, respectively. The aggregate expected benefits to be paid in the five fiscal years from 2012 through 2016 are $57,072. Expected benefits to be paid are based on the same assumptions used to measure our benefit obligation at October 1, 2006 and include estimated future employee service.

Defined contribution plans - We maintain savings plans pursuant to Section 401(k) of the Internal Revenue Code which allow administrative and clerical employees who have satisfied the service requirements and reached age 21, to defer a percentage of their pay on a pre-tax basis. We match 50% of the first 4% of compensation deferred by the participant. Our contributions under these plans were $1,931, $1,815 and $1,940 in 2006, 2005 and 2004, respectively. We also maintain an unfunded, non-qualified deferred compensation plan for key executives and other members of management who are excluded from participation in the qualified savings plan. This plan allows participants to defer up to 50% of their salary and 100% of their bonus, on a pre-tax basis. We match 100% of the first 3% contributed by the participant. Our contributions under the non-qualified deferred compensation plan were $1,244, $1,091 and $645 in 2006, 2005 and 2004, respectively. In each plan, a participant’s right to Company contributions vests at a rate of 25% per year of service.

9.	POSTRETIREMENT BENEFIT PLANS

We sponsor health care plans that provide postretirement medical benefits for employees who meet minimum age and service requirements. The plans are contributory; with retiree contributions adjusted annually, and contain other cost-sharing features such as deductibles and coinsurance. Our policy is to fund the cost of medical benefits in amounts determined at the discretion of management.

JACK IN THE BOX INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except per share data)
9.	POSTRETIREMENT BENEFIT PLANS (continued)

	2006	2005

Change in benefit obligation:
Benefit obligation at beginning of year	$18,822	$14,217
Service cost	272	292
Interest cost	1,023	1,127
Participant contributions	102	88
Actuarial (gain) loss	(2,973)	3,581
Benefits paid	(563)	(483)

Benefit obligation at end of year	$16,683	$18,822

Change in plan assets:
Fair value of plan assets at beginning of year	$—	$—
Employer contributions	461	395
Participant contributions	102	88
Benefits paid	(563)	(483)

Fair value of plan assets at end of year	$—	$—

Reconciliation of funded status:
Funded status	$(16,683)	$(18,822)
Unrecognized prior service cost	816	1,001
Unrecognized actuarial gain, net	(6,338)	(3,737)

Net liability recognized	$(22,205)	$(21,558)

The net liability recognized in the reconciliation of funded status is included in other long-term liabilities in the consolidated balance sheets.

Assumptions - We determine our actuarial assumptions on an annual basis. In determining the present values of our benefit obligation and net periodic benefit cost as of and for the fiscal years ended October 1, 2006, October 2, 2005 and October 3, 2004, respectively, we used the following assumptions:

	2006	2005	2004

Assumptions used to determine benefit obligation:
Discount rate	6.60%	5.50%	6.45%
Measurement date	6/30/2006	6/30/2005	6/30/2004
Assumptions used to determine net periodic benefit cost:
Discount rate	5.50%	6.45%	6.15%
Measurement date	6/30/2005	6/30/2004	6/30/2003
The assumed discount rate reflects the market rates for high-quality bonds currently available. The Company’s discount rate was determined by considering the average yield curves constructed of a population of high quality bonds.
Net periodic benefit cost - The components of the fiscal year net periodic benefit cost are as follows:

	2006	2005	2004

Service cost	$272	$292	$259
Interest cost	1,023	1,127	825
Recognized actuarial gain	(371)	(376)	(506)
Amortization of prior service cost	185	185	—
Amortization of losses	—	4	—

Net periodic benefit cost	$1,109	$1,232	$578

JACK IN THE BOX INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except per share data)
9.	POSTRETIREMENT BENEFIT PLANS (continued)

Health care cost trend rates - For measurement purposes, the weighted-average assumed health care cost trend rates were as follows for each fiscal year:

	2006	2005

Health care cost trend rate for next year:
Participants under age 65	9.12%	9.00%
Participants age 65 or older	9.50%	9.50%
Rate to which the cost trend rate is assumed to decline	4.94%	5.00%
Year the rate reaches the ultimate trend rate	2014	2014
The health care cost trend rate assumption has a significant effect on the amounts reported. For example, increasing the assumed health care cost trend rates by 1.0% in each year would increase the accumulated benefit obligation as of October 1, 2006 by $2,250 and the aggregate of the service and interest cost components of net periodic benefit cost for 2006 by $173. If the assumed health care cost trend rates decreased by 1.0% in each year, the accumulated benefit obligation would decrease by $1,909 as of October 1, 2006, and the aggregate of the service and interest components of net periodic benefit cost for 2006 would decrease by $146.

Future cash flows - During fiscal year 2007, we expect to contribute approximately $500 to our postretirement benefit plans. The future benefits expected to be paid and the Medicare Part D Subsidy expected to be received are as follows:

Fiscal	Gross	Medicare
year	payments	subsidy

2007	$647	$34
2008	758	40
2009	841	49
2010	914	60
2011	975	71
Thereafter	5,922	556
10.	SHARE-BASED EMPLOYEE COMPENSATION

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

In January 1992, we adopted the 1992 Plan, which allowed the Company to grant eligible employees stock options annually, restricted stock and other various share-based awards. Subject to certain adjustments, up to a maximum of 3,775,000 shares of common stock may be sold or issued under the 1992 Plan.

In August 1993, we adopted the 1993 Plan, which allowed the Company to grant eligible employees who did not receive stock options under the 1992 Plan to grant stock options with an aggregate exercise price equivalent to a percentage of the employee’s eligible earnings. Approximately 3,000,000 shares of common stock may be sold or issued under the 1993 Plan.

JACK IN THE BOX INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except per share data)
10.	SHARE-BASED EMPLOYEE COMPENSATION (continued)

In February 2002, we adopted the 2002 Plan, which allowed the Company to grant eligible officers and other key employees’ stock options and incentive stock awards. Subject to certain adjustments, up to a maximum of 1,900,000 shares of common stock may be sold or issued under the 2002 Plan.

In February 1995, we adopted the Director Plan, which allowed the Company to grant stock options annually to any eligible non-employee director of the Company. The actual number of shares that may be purchased under the option was based on the relationship of a portion of each director’s compensation to the fair market value of the common stock, but was limited to a maximum of 10,000 shares annually. Subject to certain adjustments, up to a maximum of 650,000 shares of common stock may be sold or issued under the Director Plan.

The terms and conditions of the share-based awards under the plans are determined by the Compensation Committee of the Board of Directors on each award date, and may include provisions for the exercise price, expirations, vesting, restriction on sales and forfeitures, as applicable.

As of October 1, 2006, 1,842,746 shares of common stock were available for future issuance under the Company’s stock incentive plans. We issue new shares to satisfy stock option exercises and other share-based award stock issuances.

Non-management directors’ deferred compensation plan - We also maintain a deferred compensation plan for non-management directors under which those who are eligible to receive fees or retainers may choose to defer receipt of their compensation. The amounts deferred are converted into stock equivalents at the market value of our common stock. For directors who elect to defer, we provide an additional credit equal to 25% of the compensation initially deferred. Upon separation from the Board of Directors, these liabilities are settled in cash based on the number of stock equivalents multiplied by the then current market price of our common stock. Effective November 9, 2006, the deferred compensation plan has been amended to eliminate the 25% company match and require payment in shares of the Company’s common stock.

Employee stock purchase plan - In February 2006, the stockholders of the Company approved an employee stock purchase plan for all eligible employees to purchase shares of common stock at 95% of the fair market value on the date of purchase. Employees may authorize the Company to withhold up to 15% of their base compensation during any offering period, subject to certain limitations. A maximum of 100,000 shares of common stock may be issued under the plan. As of October 1, 2006, no shares have been issued. During fiscal 2006, the Company received cash from employees of $136 for the first offering period, which began June 1, 2006.

Stock options - Generally, options granted to employees have contractual terms up to 11 years and provide for an option exercise price of 100% of the closing market value of the common stock at the date of grant. Furthermore, options generally vest over a four-year period, or sooner for employees meeting certain age and years of service thresholds. Options issued to directors vest over a period of six months.

The following is a summary of stock option activity for fiscal year 2006:

			Weighted-
		Weighted-	average
		average	remaining	Aggregate
		exercise	contractual	intrinsic
	Shares	price	term (years)	value

Options outstanding at October 2, 2005	4,473,700	$23.56
Granted	373,600	48.46
Exercised	(1,609,554)	21.66
Forfeited	(107,367)	22.79
Expired	(12,862)	19.73

Options outstanding at October 1, 2006	3,117,517	27.57	6.37	$76,830

Options exercisable at October 1, 2006	1,933,699	24.56	5.29	53,402

Options exercisable and expected to vest at October 1, 2006	3,072,616	27.39	6.36	76,156

JACK IN THE BOX INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except per share data)
10.	SHARE-BASED EMPLOYEE COMPENSATION (continued)

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

	2006	2005	2004

Risk-free interest rate	4.12%	4.10%	3.70%
Expected dividends yield	0.00%	0.00%	0.00%
Expected stock price volatility	34.88%	35.50%	40.40%
Expected life of options (in years)	5.92	6.00	6.00
In 2006, the risk-free interest rate was determined by a yield curve of risk-free rates based on published U.S. Treasury spot rates in effect at the time of grant, and has a term equal to the expected life. In 2005 and 2004, the risk-free rates were based on the grant date rate for zero coupon U.S. government issues with a remaining term similar to the expected life.

The dividend yield assumption is based on the Company’s history and expectations of dividend payouts.

The expected stock price volatility in 2006 represents an average of the implied volatility and the Company’s historical volatility. In 2005 and 2004, prior to using a binomial-based model, the expected stock price volatility was based on the historical volatility of the Company’s stock for a period approximating the expected life.

The expected life of the options represents the period of time the options are expected to be outstanding and is based on historical trends.

The weighted-average grant-date fair value of options granted was $20.42, $13.71, and $9.66 in 2006, 2005, and 2004, respectively. The intrinsic value of stock options is defined as the difference between the current market value and the grant price. The total intrinsic value of stock options exercised was $33,718, $25,507, and $7,533 in 2006, 2005, and 2004, respectively.

In 2006, we expensed $7,270 in connection with the Company’s stock option awards. As of October 1, 2006, there was approximately $12,057 of total unrecognized compensation cost related to stock options granted under the Company’s stock incentive plans. That cost is expected to be recognized over a weighted-average period of 2.05 years.

Performance-vested stock awards — The Company began granting performance-vested stock awards to certain employees in fiscal year 2005. Performance awards represent a right to receive a certain number of shares of common stock upon achievement of performance goals at the end of a three-year period. The first three-year performance period ends September 30, 2007. The expected cost of the shares is being reflected over the performance period and is reduced for estimated forfeitures. The expected cost for all awards granted is based on the fair value of the Company’s stock on the date of grant, reduced for estimated forfeitures, as it is the Company’s intent to settle these awards with shares of common stock.

The following is a summary of performance-vested stock award activity for fiscal year 2006:

		Weighted-
		average
		grant date
	Shares	fair value

Performance-vested stock awards outstanding at October 2, 2005	156,371	$32.36
Granted	73,416	52.56
Forfeited	(12,374)	32.19

Performance-vested stock awards outstanding at October 1, 2006	217,413	39.19

Vested at October 1, 2006	629	29.91

In 2006 and 2005, the expense recognized in connection with these awards was $1,210 and $838, respectively. As of October 1, 2006, there was approximately $6,471 of total unrecognized compensation cost related to performance-vested stock awards. That cost is expected to be recognized over a weighted-average period of 1.92 years. To date, no shares of common stock have been issued in connection with these awards.

JACK IN THE BOX INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except per share data)
10.	SHARE-BASED EMPLOYEE COMPENSATION (continued)

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

The following is a summary of nonvested stock activity for fiscal year 2006:

		Weighted-
		average
		grant date
	Shares	fair value

Nonvested stock outstanding at October 2, 2005	345,470	$23.72
Granted	5,500	41.25
Issued	(8,250)	20.95
Forfeited	(46,750)	20.95

Nonvested stock outstanding at October 1, 2006	295,970	24.56

Vested at October 1, 2006	59,780	20.36

In 2006, 2005, and 2004, the expense recognized in connection with these awards was $805, $558 and $584, respectively. As of October 1, 2006, there was approximately $4,999 of total unrecognized compensation cost related to nonvested stock awards, which is expected to be recognized over a weighted-average period of 6.07 years. In 2006, the total fair value of shares granted and issued was $227 and $173, respectively. During 2005 and 2004, the Company granted 57,870 and 35,000 shares of nonvested stock, respectively with a grant date fair value of $2,031 and $1,012, respectively. No shares were issued in 2005 or 2004.

Non-management directors’ deferred compensation — Under our deferred compensation plan for non-management directors, our liability is adjusted at the end of each reporting period to reflect the value of the directors’ stock equivalents at the then market price of our common stock. In 2006, 2005, and 2004, the amount deferred and the stock appreciation on the deferred compensation recognized was $2,885, $280, and $1,550, respectively. Cash used to settle directors’ deferred compensation upon a director’s retirement from the Board in fiscal 2006 was $1,067.

The following is a summary of the stock equivalent activity for fiscal year 2006:

		Weighted-
		average
	Stocks	grant date
	equivalents	fair value

Stock equivalents outstanding at October 2, 2005	123,083	$18.22
Deferred directors’ compensation	10,431	38.96
Cash distribution	(27,410)	38.92

Stock equivalents outstanding at October 1, 2006	106,104	21.30

JACK IN THE BOX INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except per share data)
11.	STOCKHOLDERS’ EQUITY

Preferred stock - We have 15,000,000 shares of preferred stock authorized for issuance at a par value of $.01 per share. No preferred shares have been issued.

Treasury stock - Pursuant to stock repurchase programs authorized by the Board of Directors, we repurchased 1,444,700, 2,578,801 and 228,400 shares of our common stock for $49,997, $92,861, and $7,138 during 2006, 2005, and 2004, respectively. As of October 1, 2006, we had approximately $100,000 of repurchase availability remaining.

Comprehensive income — Our total comprehensive income, net of taxes, was as follows:

	2006	2005	2004

Net earnings	$108,031	$91,537	$74,684
Net unrealized gains related to cash flow hedges, net of taxes of $117 and $266, respectively	180	417	—
Additional minimum pension liability, net of taxes of $17,563, (18,289), and $16,509, respectively	27,587	(28,726)	25,930

Total comprehensive income	$135,798	$63,228	$100,614

The components of accumulated other comprehensive income (loss), net of taxes, were as follows as of October 1, 2006 and October 2, 2005:

	2006	2005

Additional minimum pension liability adjustment	$(2,393)	$(29,980)
Net unrealized gains related to cash flow hedges	597	417

Accumulated other comprehensive income (loss)	$(1,796)	$(29,563)

12.	AVERAGE SHARES OUTSTANDING

The following table reconciles basic weighted-average shares outstanding to diluted weighted-average shares outstanding (in thousands):

	2006	2005	2004

Weighted-average shares outstanding — basic	34,944	35,625	36,237
Assumed additional shares issued upon exercise of stock options, net of shares reacquired at the average market price	907	1,158	644
Assumed vesting of nonvested stock, net of shares reacquired at the average market price	66	155	80

Weighted-average shares outstanding — diluted	35,917	36,938	36,961

Stock options excluded (1)	337	—	1,281
Performance based awards excluded (2)	217	156	93

(1)	Excluded from diluted weighted-average shares outstanding because their exercise prices, unamortized compensation and tax benefits exceeded the average market price of common stock for the period.

(2)	Excluded from diluted weighted-average shares outstanding because the number of shares issued is contingent on achievement of performance goals at the end of a three-year performance period.

JACK IN THE BOX INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except per share data)
13.	COMMITMENTS, CONTINGENCIES AND LEGAL MATTERS

Commitments - We are principally liable for lease obligations on various properties subleased to third parties. We are also obligated under a lease guarantee agreement associated with a Chi-Chi’s restaurant property. Due to the bankruptcy of the Chi-Chi’s restaurant chain, previously owned by the Company, we are obligated to perform in accordance with the terms of a guarantee agreement, as well as four other lease agreements, which expire at various dates in 2010 and 2011. During fiscal year 2003, we established an accrual for these lease obligations and do not anticipate incurring any additional charges in future years related to Chi-Chi’s bankruptcy. As of October 1, 2006, our accrual for the lease guarantee was $1,012 and the maximum potential amount of future payments was $1,675.

Legal Proceedings - During the first quarter of fiscal year 2006, we recorded a $2,400 charge for a legal settlement related to a labor matter in California.

We are also subject to normal and routine litigation. In the opinion of management, based in part on the advice of legal counsel, the ultimate liability from all other pending legal proceedings, asserted legal claims and known potential legal claims is not expected to materially affect our operating results, financial position and liquidity.

14.	SEGMENT REPORTING

The Company operates its business in two operating segments, Jack in the Box and Qdoba, based on the Company’s management structure and internal method of reporting. Based upon certain quantitative thresholds, only Jack in the Box is considered a reportable segment. Summarized financial information concerning our reportable segment is shown in the following table:

	2006	2005	2004

Revenues	$2,690,705	$2,445,149	$2,282,406
Earnings from operations	172,485	147,188	141,217
Cash flows used for additions to property and equipment	142,075	117,951	112,518
Total assets	1,490,536	1,319,171	1,313,326
Interest expense and income taxes are not reported on an operating segment basis in accordance with our method of internal reporting.

A reconciliation of reportable segment revenues to consolidated revenue follows:

	2006	2005	2004

Revenues	$2,690,705	$2,445,149	$2,282,406
Qdoba revenues	74,944	58,399	38,059

Consolidated revenues	$2,765,649	$2,503,548	$2,320,465

A reconciliation of reportable segment earnings from operations to consolidated earnings from operations follows:

	2006	2005	2004

Earnings from operations	$172,485	$147,188	$141,217
Qdoba earnings from operations	9,210	4,418	1,706

Consolidated earnings from operations	$181,695	$151,606	$142,923

A reconciliation of reportable segment total assets to consolidated total assets follows:

	2006	2005	2004

Total assets	$1,490,536	$1,319,171	$1,313,326
Qdoba total assets	74,132	67,989	60,494
Investment in Qdoba and other	(44,207)	(49,174)	(49,154)

Consolidated total assets	$1,520,461	$1,337,986	$1,324,666

JACK IN THE BOX INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except per share data)
15.	SUPPLEMENTAL CASH FLOW INFORMATION

	2006	2005	2004

Cash paid during the year for:
Interest, net of amounts capitalized	$20,234	$15,654	$23,564
Income tax payments	44,285	43,678	29,265
Capital lease obligations incurred	1,818	911	9,912
The consolidated statements of cash flows also exclude non-cash proceeds from our short-term financing of a portion of the sale of company-operated restaurants to certain qualified franchisees of $5,265 in 2004 included in accounts receivable.

16.	SUPPLEMENTAL CONSOLIDATED FINANCIAL STATEMENT INFORMATION

	October 1,	October 2,
	2006	2005

Accounts and notes receivable, net:
Trade	$24,234	$16,498
Notes receivable and other	6,955	5,022
Allowances for doubtful accounts	(315)	(293)

	$30,874	$21,227

Accrued liabilities:
Payroll and related taxes	$76,822	$75,101
Sales and property taxes	23,377	21,335
Insurance	49,035	47,072
Income taxes	19,188	7,577
Advertising	19,976	17,620
Other	51,922	42,733

	$240,320	$211,438

Other long-term liabilities:
Pension and postretirement benefits	$51,116	$67,135
Non-qualified deferred compensation	31,096	26,285
Deferred rent	41,594	37,714
Other	21,781	17,117

	$145,587	$148,251

JACK IN THE BOX INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except per share data)
17.	UNAUDITED QUARTERLY RESULTS OF OPERATIONS

	16 weeks
	ended	12 weeks ended
Fiscal year 2006	Jan. 22, 2006	Apr. 16, 2006	July 9, 2006	Oct. 1, 2006

Revenues	$819,717	$626,236	$648,988	$670,708
Earnings from operations	44,049	38,000	44,901	54,745
Earnings before cumulative effect of accounting change	25,223	21,787	27,841	34,224
Net earnings	25,223	21,787	27,841	33,180

Earnings before cumulative effect of accounting change
Basic	.72	.63	.79	.97
Diluted	.70	.61	.77	.95
Net earnings per share:
Basic	.72	.63	.79	.94
Diluted	.70	.61	.77	.92

	16 weeks
	ended	12 weeks ended
Fiscal year 2005	Jan. 23, 2005	Apr. 17, 2005	July 10, 2005	Oct. 2, 2005

Revenues	$737,707	$576,001	$589,303	$600,537
Earnings from operations	43,538	34,743	38,159	35,166
Net earnings	25,430	20,677	23,886	21,544
Net earnings per share:
Basic	.71	.57	.68	.61
Diluted	.68	.55	.66	.59
18.	NEW ACCOUNTING PRONOUNCEMENTS

In May 2005, the FASB issued SFAS 154, Accounting Changes and Error Corrections — a replacement of APB Opinion No. 20 and FASB Statement No. 3. SFAS 154 applies to all voluntary changes in accounting principle, and changes the requirements of accounting for and reporting of a change in accounting principle. SFAS 154 requires retrospective application to prior periods’ financial statements of a voluntary change in accounting principle unless it is impractical. APB 20 previously required that most voluntary changes in accounting principle be recognized by including in net income of the period of the change the cumulative effect of changing to the new accounting principle. SFAS 154 is effective for accounting changes made in fiscal years beginning after December 15, 2005. Earlier application is permitted for accounting changes made in fiscal years beginning after the statement was issued. We expect the adoption of this standard will not have a material impact on our consolidated financial position, results of operations or cash flows.

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

In June 2006, the FASB issued Interpretation No. 48 (“FIN 48”), Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statement No. 109, which clarifies the accounting for uncertainty in income taxes recognized in the financial statements in accordance with SFAS 109, Accounting for Income Taxes. FIN 48 provides guidance on the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosures, and transition. We are currently evaluating the impact of FIN 48 on our consolidated financial statements, which is effective for fiscal years beginning after December 15, 2006.

JACK IN THE BOX INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except per share data)
18.	NEW ACCOUNTING PRONOUNCEMENTS (continued)

In September 2006, the FASB issued SFAS 157, Fair Value Measurements. SFAS 157 clarifies the definition of fair value, describes methods used to appropriately measure fair value, and expands fair value disclosure requirements. This statement applies under other accounting pronouncements that currently require or permit fair value measurements and is effective for fiscal years beginning after November 15, 2007. We are currently in the process of assessing the impact that SFAS 157 will have on our consolidated financial statements.

In September 2006, the FASB issued SFAS 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans — an amendment of FASB Statements No. 87, 88, 106 and 132(R). SFAS 158 requires recognition of the overfunded or underfunded status of a defined benefit plan as an asset or liability. Under SFAS 158, unrecognized prior service costs and actuarial gains and losses must be recognized as a component of accumulated other comprehensive income (loss). Additionally, SFAS 158 requires that companies measure their plan assets and benefit obligations at the end of their fiscal year. SFAS 158 is effective as of the end of fiscal years ending after December 15, 2006, except for the measurement date provisions which are effective for fiscal years ending after December 15, 2008. We will not be able to determine the impact the adoption of SFAS 158 will have on our consolidated financial statements until the end of fiscal year 2007 when such valuation is completed. However, based on valuations performed as of June 30, 2006, had we been required to adopt the provisions of SFAS 158 as of October 1, 2006, our qualified defined benefit plan and unfunded non-qualified defined benefit plan and postretirement benefit plans would have been underfunded by $10,500, $36,800 and $16,700, respectively. To recognize our underfunded positions and to appropriately record our unrecognized prior service costs and actuarial gains and losses as a component of accumulated other comprehensive income (loss), we would have been required to decrease stockholders’ equity by $28,400 for our defined benefit plans and increase stockholders’ equity by approximately $3,400 for our postretirement benefit plans. As of October 1, 2006, in accordance with existing pension literature, we have recorded a prepaid benefit cost for our qualified defined benefit plan of $24,469.

In September 2006, the Securities and Exchange Commission (“SEC”) issued Staff Accounting Bulletin No. 108 (“SAB 108”), which provides interpretive guidance on how the effects of the carryover or reversal of prior year misstatements should be considered in quantifying a current year misstatement. SAB 108 is effective for the first interim period of the fiscal year ending after November 15, 2006. The adoption of this statement is not expected to have a material impact on the Company’s financial position or results of operations.

Other accounting standards that have been issued or proposed by the FASB or other standards-setting bodies that do not require adoption until a future date are not expected to have a material impact on the consolidated financial statements upon adoption.

19.	SUBSEQUENT EVENT (unaudited)

On November 21, 2006, the Company announced the commencement of modified “Dutch Auction” tender offer (the “Tender Offer”) for up to 5.5 million shares of its common stock at a price per share not less than $55.00 and not greater than $61.00, for a maximum aggregate purchase price of $335,500. The shares sought represent approximately 15.5% of the Company’s shares outstanding as of November 21, 2006. The Tender Offer will expire, unless extended by the Company, at midnight Eastern Standard Time on December 19, 2006.

The Company is expecting to fund the Tender Offer with available cash and a new credit facility. The Company has received commitments for a new $625,000 credit facility, which will be comprised of a $150,000 revolving credit facility and a $475,000 term loan. Proceeds from the new credit facility will be used to repay the Company’s existing term loan with the remaining proceeds, along with existing cash, used to fund the Tender Offer. The Company expects to close the new credit facility by December 18, 2006.