Form 10-Q
period 2007-01-21
JACK IN THE BOX INC /NEW/
filed 2007-02-21
CIK 807882

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
QUARTERLY REPORT
PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended January 21, 2007
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
Number of shares of common stock, $.01 par value, outstanding as of the close of business February 16, 2007 – 34,167,244.

JACK IN THE BOX INC. AND SUBSIDIARIES

PART I. FINANCIAL INFORMATION
ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS
JACK IN THE BOX INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Dollars in thousands, except per share data)
(Unaudited)

	January 21,	October 1,
	2007	2006

ASSETS

Current assets:
Cash and cash equivalents (includes restricted cash of $47,848 and $47,655, respectively)	$301,607	$233,906
Accounts and notes receivable, net	34,610	30,874
Inventories	45,728	41,202
Prepaid expenses	22,293	23,489
Deferred income taxes	43,889	43,889
Assets held for sale and leaseback	14,944	23,059
Other current assets	5,722	6,711

Total current assets	468,793	403,130

Property and equipment, at cost	1,509,874	1,505,306
Less accumulated depreciation and amortization	604,965	590,530

Property and equipment, net	904,909	914,776

Other assets, net	211,044	202,555

	$1,584,746	$1,520,461

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Current maturities of long-term debt	$5,899	$37,539
Accounts payable	53,151	61,059
Accrued liabilities	183,373	240,320

Total current liabilities	242,423	338,918

Long-term debt, net of current maturities	491,409	254,231

Other long-term liabilities	150,423	145,587

Deferred income taxes	65,151	70,840

Stockholders’ equity:
Preferred stock $.01 par value, 15,000,000 authorized, none issued	—	—
Common stock $.01 par value, 75,000,000 authorized, 45,191,885 and 46,960,155 issued, respectively	452	470
Capital in excess of par value	319,340	431,624
Retained earnings	592,400	555,046
Accumulated other comprehensive loss, net	(2,393)	(1,796)
Treasury stock, at cost, 11,196,728 shares	(274,459)	(274,459)

Total stockholders’ equity	635,340	710,885

	$1,584,746	$1,520,461

See accompanying notes to consolidated financial statements.

JACK IN THE BOX INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF EARNINGS
(In thousands, except per share data)
(Unaudited)

	Sixteen Weeks Ended
	January 21,	January 22,
	2007	2006

Revenues:
Restaurant sales	$651,408	$639,880
Distribution and other sales	163,750	139,961
Franchised restaurant revenues	41,534	33,162

	856,692	813,003

Operating costs and expenses:
Restaurant costs of sales	202,126	203,945
Restaurant operating costs	329,638	331,148
Distribution and other costs of sales	162,795	138,158
Franchised restaurant costs	16,420	12,867
Selling, general and administrative expenses	89,352	89,550
Gains on sale of company-operated restaurants	(7,157)	(6,714)

	793,174	768,954

Earnings from operations	63,518	44,049

Interest expense, net	5,494	3,990

Earnings before income taxes	58,024	40,059

Income taxes	20,670	14,836

Net earnings	$37,354	$25,223

Net earnings per share:
Basic	$1.06	$.72
Diluted	$1.03	$.70

Weighted-average shares outstanding:
Basic	35,140	34,978
Diluted	36,144	36,053
See accompanying notes to consolidated financial statements.

JACK IN THE BOX INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Sixteen Weeks Ended
	January 21,	January 22,
	2007	2006

Cash flows from operating activities:
Net earnings	37,354	$25,223
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	28,035	26,900
Deferred finance cost amortization	340	333
Provision for deferred income taxes	(5,307)	(1,466)
Share-based compensation expense for equity-classified awards	4,366	3,178
Pension and post-retirement expense	5,657	7,061
Gains on cash surrender value of company-owned life insurance	(3,025)	(1,295)
Gains on the sale of company-operated restaurants	(7,157)	(6,714)
Losses on the disposition of property and equipment, net	3,839	1,687
Loss on early retirement of debt	1,939	—
Impairment charges and other	186	435
Changes in assets and liabilities:
Increase (decrease) in receivables	(3,743)	1,286
Increase in inventories	(4,526)	(568)
Decrease in prepaid expenses and other current assets	3,024	4,506
Increase (decrease) in accounts payable	(3,810)	17,260
Pension contributions	(3,713)	(342)
Decrease in other liabilities	(34,881)	(8,818)

Cash flows provided by operating activities	18,578	68,666

Cash flows from investing activities:
Purchase of property and equipment	(39,647)	(40,298)
Proceeds from the sale of property and equipment	27	507
Proceeds from the sale of company-operated restaurants	9,661	9,450
Proceeds from assets held for sale and leaseback, net	8,102	13,659
Collections on notes receivable	22	195
Purchase of investments	(3,636)	(4,795)
Other	(677)	(50)

Cash flows used in investing activities	(26,148)	(21,332)

Cash flows from financing activities:
Proceeds from issuance of debt	475,000	—
Principal payments on debt	(269,926)	(2,243)
Debt costs	(7,194)	(260)
Repurchase of common stock	(143,133)	(49,997)
Excess tax benefits from share-based compensation arrangements	7,006	445
Proceeds from issuance of common stock	13,518	2,652

Cash flows provided by (used in) financing activities	75,271	(49,403)

Net increase (decrease) in cash and cash equivalents	$67,701	$(2,069)

See accompanying notes to consolidated financial statements.

JACK IN THE BOX INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(Dollars in thousands, except per share data)
1.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of Operations – Jack in the Box Inc. (the “Company”) operates and franchises Jack in the Box®quick-service restaurants and Qdoba Mexican Grill® fast-casual restaurants.

Basis of Presentation and Fiscal Year – The accompanying consolidated financial statements of the Company and its subsidiaries have been prepared in accordance with U.S. generally accepted accounting principles and the rules and regulations of the Securities and Exchange Commission (“SEC”). In our opinion, all adjustments considered necessary for a fair presentation of financial condition and results of operations for this interim period have been included. Operating results for one interim period are not necessarily indicative of the results for any other interim period or for the full year. Certain prior year amounts in the consolidated financial statements and notes thereto have been reclassified to conform to the current year presentation, including the reclassification of gains on the sale of company-operated restaurants to operating costs and expenses from revenues.

These financial statements should be read in conjunction with the consolidated financial statements and notes thereto contained in our Annual Report on Form 10-K for the fiscal year ended October 1, 2006.

Our fiscal year is 52 or 53 weeks ending the Sunday closest to September 30. Fiscal year 2007 and 2006 include 52 weeks. Our first quarter includes 16 weeks and each remaining quarter includes 12 weeks.

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

Restricted Cash – To reduce our letter of credit fees incurred under the credit facility, we entered into a separate cash-collateralized letter of credit agreement in October 2004. At January 21, 2007, we had letters of credit outstanding under this agreement of $41,790, which were collateralized by approximately $47,848 of cash and cash equivalents. Although we intend to continue this agreement, we have the ability to terminate the cash-collateralized letter of credit agreement thereby eliminating the restrictions on cash and cash equivalents.

Company-owned Life Insurance – We have elected to purchase company-owned life insurance policies to support our non-qualified benefit plans. The cash surrender values of these policies were $58,686 and $54,350 as of January 21, 2007 and October 1, 2006, respectively, and are included in other assets, net in the accompanying consolidated balance sheets. A portion of these policies resides in an umbrella trust for use only to pay plan benefits to participants or, to pay creditors if the Company becomes insolvent. As of January 21, 2007 and October 1, 2006, the trust includes cash surrender values of $25,340 and $24,420, respectively, and cash of $796 and $811, respectively.

JACK IN THE BOX INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(Dollars in thousands, except per share data)
2.	NEW FINANCING

On December 15, 2006, the Company replaced its existing credit facility with a new credit facility intended to provide a more flexible capital structure and facilitate the execution of our strategic plan. The new credit facility is comprised of (i) a $150,000 revolving credit facility maturing on December 15, 2011 and (ii) a $475,000 term loan maturing on December 15, 2012, initially both with London Interbank Offered Rate (“LIBOR”) plus 1.375%. As part of the credit agreement, we may also request the issuance of up to $75,000 in letters of credit, the outstanding amount of which reduces the net borrowing capacity under the agreement. The new credit facility requires the payment of an annual commitment fee based on the unused portion of the credit facility. The credit facility’s interest rates and the annual commitment rate are based on a financial leverage ratio, as defined in the credit agreement. The Company’s obligations under the new credit facility are secured by first priority liens and security interests in the capital stock, partnership, and membership interests owned by the Company and (or) its subsidiaries, and any proceeds thereof, subject to certain restrictions set forth in the credit agreement. Additionally, there is a negative pledge on all tangible and intangible assets (including all real and personal property) with customary exceptions as reflected in the credit agreement.

The Company borrowed $475,000 under the term loan facility. The proceeds were used to repay all borrowings under the prior credit facility, to pay related transaction fees and expenses, including those associated with the new credit facility and to repurchase a portion of the Company’s outstanding stock. At January 21, 2007, we had no borrowings under the revolving credit facility and had letters of credit outstanding of $283. Loan origination costs associated with the new credit facility were $7,194 and are included as deferred costs in other assets, net in the accompanying consolidated balance sheet as of January 21, 2007. Deferred financing fees of $1,939 related to the prior credit facility were written-off and are included in interest expense, net in the accompanying consolidated statement of earnings for the quarter ended January 21, 2007.

Concurrent with the termination of the Company’s prior credit facility, the Company liquidated its interest rate swap agreements. In connection with the liquidation, the fair value of the interest rate swaps recorded as a component of accumulated other comprehensive loss was reversed and we realized a net gain of $370, included in interest expense, net in the accompanying consolidated statement of earnings for the quarter ended January 21, 2007.

3.	RETIREMENT PLANS

Defined Benefit Pension Plans – We have non-contributory defined benefit pension plans covering those employees meeting certain eligibility requirements. The plans provide retirement benefits based on years of service and compensation and are subject to modification at any time. It is our practice to fund retirement costs as necessary.

The components of net periodic pension cost under these plans for each period are:

	Sixteen Weeks Ended
	January 21,	January 22,
	2007	2006

Service cost	$3,981	$3,684
Interest cost	5,773	4,174
Expected return on plan assets	(5,546)	(3,754)
Recognized actuarial loss	861	2,123
Net amortization	419	493

Net periodic pension cost	$5,488	$6,720

In 2007, we contributed $3,000 to our qualified plan and $520 to our non-qualified plan. Total qualified and non-qualified pension plan benefit payments expected during the remainder of fiscal 2007 are approximately $8,000.

JACK IN THE BOX INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(Dollars in thousands, except per share data)
3.	RETIREMENT PLANS (continued)

Postretirement Benefit Plans – We also sponsor health care plans that provide postretirement medical benefits for employees who meet minimum age and service requirements. The plans are contributory and contain cost-sharing features such as deductibles and coinsurance. Our policy is to fund the cost of medical benefits in amounts determined at the discretion of management.

The components of net periodic postretirement benefit cost for each period are:

	Sixteen Weeks Ended
	January 21,	January 22,
	2007	2006

Service cost	$66	$84
Interest cost	332	314
Net amortization	(229)	(57)

Net periodic postretirement benefit cost	$169	$341

In 2007, we contributed $193 to our postretirement benefit plans. Future postretirement plan benefit payments expected during the remainder of fiscal 2007 are approximately $400.

4.	RESTAURANT CLOSING CHARGES

Total accrued restaurant closing costs, included in accrued expenses and other long-term liabilities, were $4,888 as of January 21, 2007 and $5,004 as of October 1, 2006. In 2007 and 2006, lease exit costs of $122 and $57, respectively, were charged to operations, resulting from revisions to certain sublease assumptions. Cash payments of $238 and $195, respectively, were applied against the restaurant closing costs accrual in 2007 and 2006, respectively.

5.	INCOME TAXES

The income tax provisions reflect tax rates of 35.6% in 2007 and 37% in 2006. The decrease in the effective tax rate compared with a year ago is due primarily to the retroactive reinstatement of the Work Opportunity Tax Credit program recorded as a discreet item in the first quarter of fiscal 2007. The final annual tax rate cannot be determined until the end of the fiscal year; therefore, the actual rate could differ from our current estimates.

6.	STOCKHOLDERS’ EQUITY

Tender Offer – On November 21, 2006, the Company announced the commencement of a modified “Dutch Auction” tender offer (“Tender Offer”) for up to 5.5 million shares of its common stock at a price per share not less than $55.00 and not greater than $61.00, for a maximum aggregate purchase price of $335,500. On December 19, 2006, the Company accepted for purchase approximately 2.3 million shares of common stock at a purchase price of $61.00 per share, for a total cost of $143,133. The Tender Offer was funded through the new credit facility and the shares repurchased were subsequently retired.

Outstanding Stock Repurchase Programs – Pursuant to a stock repurchase program authorized by our Board of Directors in September 2005, we have approximately $100,000 of repurchase availability, which expires in September 2008. On December 20, 2006, the Board of Directors authorized an additional program to repurchase up to 3,300,000 shares in calendar year 2007.

JACK IN THE BOX INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(Dollars in thousands, except per share data)
6.	STOCKHOLDERS’ EQUITY (continued)

Comprehensive Income – The Company’s total comprehensive income, net of taxes, was as follows:

	Sixteen Weeks Ended
	January 21,	January 22,
	2007	2006

Net earnings	$37,354	$25,223
Net gains and (losses) related to cash flow hedges	(363)	240
Net gains reclassified into net earnings on liquidation of interest rate swaps	(234)	—

Total comprehensive income	$36,757	$25,463

The components of accumulated other comprehensive loss, net of taxes, were as follows at the end of each period:

	January 21,	October 1,
	2007	2006

Additional minimum pension liability adjustment	$(2,393)	$(2,393)
Net unrealized gains related to cash flow hedges	—	597

Accumulated other comprehensive loss	$(2,393)	$(1,796)

7.	SHARE-BASED EMPLOYEE COMPENSATION

Compensation Expense — We offer share-based compensation plans to attract, retain, and motivate key officers, non-employee directors, and employees to work toward the financial success of the Company. The components of share-based compensation expense recognized in each period are as follows:

	Sixteen Weeks Ended
	January 21,	January 22,
	2007	2006

Stock options	$3,242	$2,606
Performance-vested stock awards	721	332
Nonvested stock awards	263	240
Deferred compensation for directors	464	638

Total share-based compensation expense	$4,690	$3,816

Deferred Compensation Plan for Non-Management Directors — We maintain a deferred compensation plan for non-management directors under which those who are eligible to receive fees or retainers may choose to defer receipt of their compensation. The amounts deferred are converted into stock equivalents at the then current market price of our common stock. Effective November 9, 2006, the deferred compensation plan has been amended to eliminate a 25% company match of such deferred amounts and require settlement in shares of the Company’s common stock based on the number of stock equivalents at the time of a participant’s separation from the Board of Directors. As a result of changing the method of settlement from cash to stock, the deferred compensation obligation has been reclassified from accrued liabilities to capital in excess of par value in the accompanying consolidated balance sheet as of January 21, 2007.

JACK IN THE BOX INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(Dollars in thousands, except per share data)
8.	AVERAGE SHARES OUTSTANDING

The following table reconciles basic weighted-average shares outstanding to diluted weighted-average shares outstanding (in thousands):

	Sixteen Weeks Ended
	January 21,	January 22,
	2007	2006

Weighted-average shares outstanding – basic	35,140	34,978
Assumed additional shares issued upon exercise of stock options, net of shares reacquired at the average market price	888	930
Assumed vesting of nonvested stock, net of shares reacquired at the average market price	116	145

Weighted-average shares outstanding – diluted	36,144	36,053

Stock options excluded (1)	297	745
Performance-vested awards excluded (2)	214	152

(1)	These stock options were not included in the computation of diluted earnings per share because the effect would have been antidilutive.

(2)	These performance-vested awards were not included in the computation of diluted earnings per share because achievement of the performance metrics necessary for the issuance of the related shares had not been attained as of January 21, 2007 and January 22, 2006.
9.	COMMITMENTS, CONTINGENCIES AND LEGAL MATTERS

Commitments – We are principally liable for lease obligations on various properties subleased to third parties. We are also obligated under a lease guarantee agreement associated with a Chi-Chi’s restaurant property. Due to the bankruptcy of the Chi-Chi’s restaurant chain, previously owned by the Company, we are obligated to perform in accordance with the terms of a guarantee agreement, as well as four other lease agreements, which expire at various dates in 2010 and 2011. During fiscal year 2003, we established an accrual for these lease obligations and do not anticipate incurring any additional charges related to the Chi-Chi’s bankruptcy in future years. As of January 21, 2007, our accrual for the lease guarantee was $1,019, and the maximum potential amount of future payments was $1,675.

Legal Proceedings – During the first quarter of 2006, we recorded a $2,400 charge for a legal settlement related to a labor matter in California.

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

Summarized financial information concerning our reportable segment follows:

	Sixteen Weeks Ended
	January 21,	January 22,
	2007	2006

Jack in the Box revenues	$831,381	$792,880
Jack in the Box earnings from operations	61,288	42,091
Interest expense and income taxes are not reported for operating segments in accordance with the Company’s method of internal reporting.

A reconciliation of reportable segment revenues to consolidated revenue follows:

	Sixteen Weeks Ended
	January 21,	January 22,
	2007	2006

Jack in the Box revenues	$831,381	$792,880
Qdoba revenues	25,311	20,123

Consolidated revenues	$856,692	$813,003

A reconciliation of reportable segment earnings from operations to consolidated earnings from operations follows:

	Sixteen Weeks Ended
	January 21,	January 22,
	2007	2006

Jack in the Box earnings from operations	$61,288	$42,091
Qdoba earnings from operations	2,230	1,958

Consolidated earnings from operations	$63,518	$44,049

11.	CASH FLOW INFORMATION

	Sixteen Weeks Ended
	January 21,	January 22,
	2007	2006

Cash paid during the year for:
Interest, net of amounts capitalized	$6,671	$6,183
Income tax payments	47,706	14,432
Capital lease obligations incurred	464	—
The presentation of cash flows related to accrued purchases of property and equipment in the consolidated statement of cash flows for the sixteen weeks ended January 22, 2006 has changed in accordance with Statement of Financial Accounting Standards (“SFAS”) 95, Statement of Cash Flows. As a result, cash flows from operating activities increased and cash flows from investing activities decreased by $15,974. There was no impact of this change on the consolidated statement of cash flows for the year ended October 1, 2006.

JACK IN THE BOX INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(Dollars in thousands, except per share data)
12.	NEW ACCOUNTING PRONOUNCEMENTS ADOPTED

In May 2005, the Financial Accounting Standards Board (“FASB”) issued SFAS 154, Accounting Changes and Error Corrections — a replacement of APB Opinion No. 20 and FASB Statement No. 3. SFAS 154 applies to all voluntary changes in accounting principle, and changes the requirements of accounting for and reporting of a change in accounting principle. SFAS 154 requires retrospective application to prior periods’ financial statements of a voluntary change in accounting principle unless it is impractical. APB 20 previously required that most voluntary changes in accounting principle be recognized by including the cumulative effect of changing to the new accounting principle in net income of the period of the change. SFAS 154 is effective for accounting changes made in fiscal years beginning after December 15, 2005. The adoption of this standard did not have a material impact on our consolidated financial position, results of operations or cash flows.

In June 2006, the FASB ratified the consensuses of Emerging Issues Task Force (“EITF”) Issue No. 06-3, How Taxes Collected from Customers and Remitted to Governmental Authorities Should Be Presented in the Income Statement (That Is, Gross versus Net Presentation) (“EITF 06-3”), which was adopted by the Company in the first quarter of 2007. EITF 06-3 indicates that the income statement presentation on either a gross basis or a net basis of the taxes within the scope of the Issue is an accounting policy decision. The Company’s accounting policy is to present the taxes within the scope of EITF 06-3 on a net basis.

13.	FUTURE APPLICATION OF ACCOUNTING PRINCIPLES

In June 2006, the Financial Accounting Standards Board (“FASB”) issued Interpretation No. 48 (“FIN 48”), Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statement No. 109, which clarifies the accounting for uncertainty in income taxes recognized in the financial statements in accordance with SFAS 109, Accounting for Income Taxes. FIN 48 provides guidance on the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosures, and transition. We are currently evaluating the impact of FIN 48 on our consolidated financial statements, which is effective for fiscal years beginning after December 15, 2006.

In September 2006, the SEC issued Staff Accounting Bulletin No. 108 (“SAB 108”), which provides interpretive guidance on how the effects of the carryover or reversal of prior year misstatements should be considered in quantifying a current year misstatement. SAB 108 is effective for the first fiscal year ending after November 15, 2006. The adoption of this statement is not expected to have a material impact on the Company’s financial position or results of operations.

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

JACK IN THE BOX INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(Dollars in thousands, except per share data)
13.	FUTURE APPLICATION OF ACCOUNTING PRINCIPLES (continued)

In September 2006, the FASB issued SFAS 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans — an amendment of FASB Statements No. 87, 88, 106 and 132(R). SFAS 158 requires recognition of the overfunded or underfunded status of a defined benefit plan as an asset or liability. Under SFAS 158, unrecognized prior service costs and actuarial gains and losses must be recognized as a component of accumulated other comprehensive income (loss). Additionally, SFAS 158 requires that companies measure their plan assets and benefit obligations at the end of their fiscal year. SFAS 158 is effective as of the end of fiscal years ending after December 15, 2006, except for the measurement date provisions which are effective for fiscal years ending after December 15, 2008. We will not be able to determine the impact the adoption of SFAS 158 will have on our consolidated financial statements until the end of fiscal year 2007 when such valuation is completed. However, based on valuations performed as of June 30, 2006, had we been required to adopt the provisions of SFAS 158 as of October 1, 2006, our qualified defined benefit plan, unfunded non-qualified defined benefit plan, and postretirement benefit plans would have been underfunded by $10.5 million, $36.8 million and $16.7 million, respectively. To recognize our underfunded positions and to appropriately record our unrecognized prior service costs and actuarial gains and losses as a component of accumulated other comprehensive income (loss), we would have been required to decrease stockholders’ equity by $28.4 million for our defined benefit plans and increase stockholders’ equity by approximately $3.4 million for our postretirement benefit plans. As of October 1, 2006, in accordance with existing pension literature, we have recorded a prepaid benefit cost for our qualified defined benefit plan of $24.5 million.

Other accounting standards that have been issued or proposed by the FASB or other standards-setting bodies that do not require adoption until a future date are not expected to have a material impact on the consolidated financial statements upon adoption.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Results of Operations
     All comparisons under this heading between 2007 and 2006 refer to the 16-week periods ended January 21, 2007 and January 22, 2006, respectively, unless otherwise indicated.
Overview
     As of January 21, 2007, Jack in the Box Inc. (the “Company”) owned, operated, and franchised 2,088 Jack in the Box quick-service restaurants and 344 Qdoba Mexican Grill (“Qdoba”) fast-casual restaurants, primarily in the western and southern United States.
     The Company’s primary source of revenue is from retail sales at company-operated restaurants. The Company also derives revenue from sales of food and packaging to Jack in the Box and Qdoba franchises, retail sales from fuel and convenience stores (“Quick Stuff”), and other revenue from franchisees including royalties, based upon a percent of sales, franchise fees and leased real estate.
     The Company also recognizes gains from the sale of company-operated restaurants to franchisees which are presented as a reduction of operating costs and expenses in the accompanying consolidated statements of earnings. Beginning in the first quarter of 2007, the Company is reporting gains as a discrete line item within operating costs and expenses, rather than within revenues, as previously presented. Last year’s gains on sale of company-operated restaurants to franchisees has been reclassified to conform with the current year presentation.
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
     To address these challenges and others management has developed a strategic plan focused on three key initiatives. The first initiative is a holistic reinvention of the Jack in the Box brand through menu innovation, upgrading guest service and re-imaging Jack in the Box restaurant facilities to reflect the personality of Jack – the chain’s fictional founder and popular spokesman. The second initiative is a multifaceted growth strategy that includes opening new restaurants and improving the unit economics of each concept. The third strategic initiative is to expand franchising – through new restaurant development and the sales of company-operated restaurants to franchisees – to generate higher returns and higher margins, while mitigating business-cost and investment risks.
     The following summarizes the most significant events occurring in the first quarter of fiscal year 2007:
•	Restaurant Sales. New product introductions, including our Sirloin Steak ‘n’ Cheddar Ciabatta sandwich, and strong customer response to marketing messages promoting the chain’s premium products and value menu contributed to sales growth at Jack in the Box restaurants increasing both the average check and number of transactions. This positive sales momentum resulted in an increase in sales at restaurants open more than one year (“same-store sales”) of 5.6% at Jack in the Box company-operated restaurants and 4.1% at Qdoba system restaurants.

•	Tender Offer. The Company repurchased 2.3 million shares of its common stock under a modified “Dutch Auction” tender offer (“Tender Offer”) for $143.1 million on December 19, 2006.

•	Credit Agreement. On December 15, 2006, the Company entered into a new credit agreement consisting of a revolving credit facility of $150 million with a five-year maturity and a term loan facility of $475 million with a six-year maturity.

•	Jack Ca$h™. The Company expanded its reloadable Jack Ca$h card program to include a retail component. The cards are now available at grocery chains such as Safeway, Albertsons, Randalls and Tom Thumb stores.

     The following table sets forth, unless otherwise indicated, the percentage relationship to total revenues of certain items included in the Company’s consolidated statements of earnings.
STATEMENTS OF EARNINGS DATA

	2007	2006

Revenues:
Restaurant sales	76.0%	78.7%
Distribution and other sales	19.1	17.2
Franchise restaurant revenues	4.9	4.1

Total revenues	100.0%	100.0%

Operating costs and expenses:
Restaurant costs of sales (1)	31.0%	31.9%
Restaurant operating costs (1)	50.6	51.8
Distribution and other costs of sales (1)	99.4	98.7
Franchise restaurant costs (1)	39.5	38.8
Selling, general and administrative expenses	10.4	11.0
Gains on sale of company-operated restaurants	(0.8)	(0.8)
Earnings from operations	7.4	5.4

(1)	As a percentage of the related sales and/or revenues.

The following table summarizes the number of systemwide restaurants:
SYSTEMWIDE RESTAURANT UNITS

	January 21,	October 1,	January 22,
	2007	2006	2006

Jack in the Box:
Company-operated	1,466	1,475	1,520
Franchised	622	604	532

Total system	2,088	2,079	2,052

Qdoba:
Company-operated	71	70	60
Franchised	273	248	213

Total system	344	318	273

Consolidated:
Company-operated	1,537	1,545	1,580
Franchised	895	852	745

Total system	2,432	2,397	2,325

Revenues
     Restaurant sales increased $11.5 million, or 1.8%, to $651.4 million in 2007 from $639.9 million in 2006. This sales growth primarily reflects an increase in per store average (“PSA”) sales at Jack in the Box and Qdoba company-operated restaurants, as well as an increase in the number of Qdoba company-operated restaurants. Same-store sales at Jack in the Box company-operated restaurants increased 5.6% in 2007 compared with a year ago, reflecting an increase in both average check and transactions primarily due to the success of new product introductions and continued focus on our brand reinvention initiatives. The PSA sales growth in 2007 was partially offset by a decrease of 54 Jack in the Box company-operated restaurants since a year ago, primarily reflecting the sale of company-operated restaurants to franchisees.

     Distribution and other sales, which includes Quick Stuff fuel and convenience store sales, grew to $163.8 million in 2007 from $140.0 million in 2006. Distribution sales to Jack in the Box and Qdoba franchisees grew primarily due to an increase in the number of franchised restaurants serviced by our distribution centers. Sales from our Quick Stuff locations increased primarily due to an increase in the number of locations to 57 at the end of the quarter from 46 a year ago, offset in part by a decrease in PSA gallons sold and a decline in retail prices per gallon of fuel.
     Franchise restaurant revenues, which includes rents, royalties and fees from restaurants operated by franchisees, increased to $41.5 million in 2007 from $33.2 million in 2006, primarily reflecting growth in the number of franchised restaurants and increases in Jack in the Box PSA franchise restaurant sales. The number of franchised restaurants at the end of the quarter grew to 895 from 745 a year ago, reflecting the franchising of Jack in the Box company-operated restaurants and new restaurant development by Jack in the Box and Qdoba franchisees.
Costs and Expenses
     Restaurant costs of sales, which include food and packaging costs, decreased to $202.1 million, or 31.0% of sales, in 2007 from $203.9 million, or 31.9%, in 2006. In 2007, lower commodity costs, principally, beef, poultry, cheese and produce, and modest selling price increases contributed to the lower rate.
     Restaurant operating costs decreased to $329.6 million, or 50.6% of sales, in 2007 from $331.1 million, 51.8%, in 2006. The percentage improvement in 2007 is primarily due to fixed-cost leverage on same-store sales growth and lower costs for utilities.
     Distribution and other cost of sales increased to $162.8 million, or 99.4% of sales, in 2007 from $138.2 million, or 98.7%, in 2006, primarily reflecting an increase in the related sales. The percentage increase in 2007 is primarily due to a decrease in our per gallon fuel margins offset in part by increases in distribution volumes related to strong sales at Jack in the Box restaurants.
     Franchised restaurant costs, principally rents and depreciation on properties leased to Jack in the Box franchisees, increased to $16.4 million, in 2007 from $12.9 million in 2006, due primarily to an increase in the number of franchised restaurants.
     Selling, general and administrative expenses (“SG&A”) decreased slightly to $89.4 million, or 10.4% of revenues, in 2007 from $89.6 million, or 11.0% of revenues, in 2006. The percentage improvement is primarily due to the leverage from higher revenues and lower pension expense which offset higher incentive accruals based on the Company’s performance. In 2006, SG&A includes a non-recurring charge of $2.4 million, or 0.3% of revenues, for a legal settlement related to a labor matter in California.
     Gains on sale of company-operated restaurants were $7.2 million, from the sale of 15 Jack in the Box restaurants, in 2007 compared with $6.7 million, from the sale of 17 Jack in the Box restaurants, in 2006. The average gain per restaurant increased in 2007 compared with 2006 and is related to the specific sales and cash flows of the restaurants sold. We continued our strategy of selectively selling Jack in the Box company-operated restaurants to franchisees with the goal of generating higher returns and margins while mitigating business-cost and investment risks.
     Interest expense, net was $5.5 million in 2007 and $4.0 million in 2006 and includes interest expense and interest income of $9.8 million and $4.3 million, respectively, in 2007, and $5.7 million and $1.7 million, respectively, in 2006. Interest expense increased $4.1 million primarily due to the refinancing of the Company’s credit facility, which resulted in a $1.9 million charge to write-off deferred financing fees. Higher average bank borrowings and increased interest rates incurred on the Company’s credit facility also contributed to the increase. These increases were offset in part by a net gain of $0.4 million recognized in connection with the liquidation of the Company’s interest rate swaps concurrent with the termination of the Company’s prior credit facility. The increase in interest income of $2.6 million reflects higher cash balances and increased interest rates on invested cash.
     The income tax provisions reflect effective annual tax rates of 35.6% in 2007 and 37% in 2006. The decrease in the effective tax rate compared with a year ago is due primarily to the retroactive reinstatement of the Work Opportunity Tax Credit program recorded as a discreet item in the first quarter of fiscal 2007. We expect the annual tax rate for fiscal year 2007 to be 36% - 37%. The final annual tax rate cannot be determined until the end of the fiscal year; therefore, the actual rate could differ from our current estimates.

Net Earnings
     Net earnings were $37.4 million, or $1.03 per diluted share, in 2007 compared to $25.2 million, or $.70 per diluted share, in 2006.
Liquidity and Capital Resources
     General. Cash and cash equivalents increased $67.7 million to $301.6 million at January 21, 2007 from $233.9 million at the beginning of the fiscal year. This increase is primarily due to borrowings under the Company’s new credit facility, cash flows provided by operating activities which was negatively impacted by higher income tax payments, and proceeds from the issuance of common stock and from sales of restaurants to franchisees, which offset the Company’s Tender Offer stock repurchase, the repayment of the Company’s prior credit facility and property and equipment expenditures. We generally reinvest available cash flows from operations to develop new or enhance existing restaurants and to repurchase shares of our common stock.
     Financial Condition. The Company and the restaurant industry in general, maintain relatively low levels of accounts receivable and inventories, and vendors grant trade credit for purchases such as food and supplies. We also continually invest in our business through the addition of new units and refurbishment of existing units, which are reflected as long-term assets.
     Capital Expenditures. Cash flows used for additions to property and equipment were $39.6 million in 2007 compared with $40.3 million in 2006. In 2007, we also incurred capital lease obligations of $0.5 million. We expect capital expenditures to be $160 — $170 million in fiscal 2007.
     Sale of Company-Operated Restaurants. We have continued our strategy of selectively franchising Jack in the Box company-operated restaurants to franchisees, selling 15 restaurants in 2007 compared with 17 a year ago. Proceeds from the sale of company-operated restaurants were $9.7 million in 2007 and $9.5 million in 2006.
     New Financing. On December 15, 2006, the Company replaced its existing credit facility with a new credit facility intended to provide a more flexible capital structure and facilitate the execution of our strategic plan. The new credit facility is comprised of (i) a $150 million revolving credit facility maturing on December 15, 2011 and (ii) a $475 million term loan maturing on December 15, 2012, initially both with London Interbank Offered Rate (“LIBOR”) plus 1.375%. As part of the credit agreement, we may also request the issuance of up to $75 million in letters of credit, the outstanding amount of which reduces the net borrowing capacity under the agreement. The new credit facility requires the payment of an annual commitment fee based on the unused portion of the credit facility. The credit facility’s interest rates and the annual commitment rate are based on a financial leverage ratio, as defined in the credit agreement. The Company’s obligations under the new credit facility are secured by first priority liens and security interests in the capital stock, partnership, and membership interests owned by the Company and (or) its subsidiaries, and any proceeds thereof, subject to certain restrictions set forth in the credit agreement. Additionally, there is a negative pledge on all tangible and intangible assets (including all real and personal property) with customary exceptions as reflected in the credit agreement.
     The Company borrowed $475 million under the term loan facility. The proceeds were used to repay all borrowings under the prior credit facility, to pay related transaction fees and expenses, including those associated with the new credit facility and to repurchase a portion of the Company’s outstanding stock. At January 21, 2007, we had no borrowings under the revolving credit facility and had letters of credit outstanding of $0.3 million. Loan origination costs associated with the new credit facility were $7.2 million and are included as deferred costs in other assets, net in the accompanying consolidated balance sheet as of January 21, 2007.
     Letter of Credit Agreement. To reduce the Company’s letter of credit fees, the Company entered into a cash-collateralized letter of credit agreement in October 2004. At January 21, 2007, the Company had letters of credit outstanding under this agreement of $41.8 million, which were collateralized by approximately $47.8 million of cash and cash equivalents. Although the Company intends to continue this arrangement, it has the ability to terminate the cash-collateralized letter of credit agreement thereby eliminating the restrictions on and cash equivalents.
     Interest Rate Swaps. To reduce it’s exposure to rising interest rates under it’s prior credit facility, the Company had entered into three interest-rate swap agreements effectively converting a portion of its variable rate term loan borrowings to a fixed-rate basis. Concurrent with the termination of the Company’s prior credit facility, the Company liquidated its interest rate swap agreements and reversed the fair value of the interest rate swaps recorded as a component of accumulated other comprehensive income. The Company realized a net gain of $0.4 million, included in interest expense, net in the accompanying consolidated statement of earnings for the quarter ended January 21, 2007.
     We are subject to a number of covenants under our various debt instruments, including limitations on additional borrowings, acquisitions, loans to franchisees, capital expenditures, lease commitments and dividend payments, as well as requirements to maintain certain financial ratios, cash flows and net worth. As of January 21, 2007, we were in compliance with all debt covenants.
     Total debt outstanding increased to $497.3 million at January 21, 2007 from $291.8 million at the beginning of the fiscal year. Current maturities of long-term debt decreased $31.6 million and long-term debt, net of current maturities increased $237.2 million due to borrowings under the new credit facility, which were used to repay all borrowings under the Company’s prior credit facility. At October 1, 2006, $29.1 million was classified as current under the prior credit facility related to a clause in the agreement requiring prepayments based on an excess cash flow calculation.
     Tender Offer. On November 21, 2006, the Company announced the commencement of a Tender Offer for up to 5.5 million shares of its common stock at a price per share not less than $55.00 and not greater than $61.00, for a maximum aggregate purchase price of $335.5 million. On December 19, 2006 the Company accepted for purchase approximately 2.3 million shares of common stock at a purchase price of $61.00 per share, for a total cost of $143.1 million. The Tender Offer was funded through the new credit facility and the shares repurchased were subsequently retired.
     Outstanding Stock Repurchase Programs. Pursuant to a stock repurchase program authorized by our Board of Directors in September 2005, we have approximately $100 million of repurchase availability, which expires in September 2008. On December 20, 2006, the Board of Directors authorized an additional program to repurchase up to 3.3 million shares in calendar year 2007.
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
     Share-based Compensation — The Company accounts for share-based compensation in accordance with Statement of Financial Accounting Standards (“SFAS”) 123R. Under the provisions of SFAS 123R, share-based compensation cost is estimated at the grant date based on the award’s fair-value as calculated by an option pricing model and is recognized as expense ratably over the requisite service period. The option pricing models require various highly judgmental assumptions including volatility, forfeiture rates, and expected option life. If any of the assumptions used in the model change significantly, share-based compensation expense may differ materially in the future from that recorded in the current period.
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

     Self Insurance — We are self-insured for a portion of our losses related to workers’ compensation, general liability, automotive, medical, and dental programs. In estimating our self insurance accruals, we utilize independent actuarial estimates of expected losses, which are based on statistical analyses of historical data. These assumptions are closely monitored and adjusted when warranted by changing circumstances. Should a greater amount of claims occur compared to what was estimated or medical costs increase beyond what was expected, accruals might not be sufficient, and additional expense may be recorded.
     Long-lived Assets — Property, equipment and certain other assets, including amortized intangible assets, are reviewed for impairment when indicators of impairment are present. This review includes a restaurant-level analysis that takes into consideration a restaurant’s operating cash flows, the period of time since a restaurant has been opened or remodeled, and the maturity of the related market. When indicators of impairment are present, we perform an impairment analysis on a restaurant-by-restaurant basis. If the sum of undiscounted future cash flows is less than the net carrying value of the asset, we recognize an impairment loss by the amount which the carrying value exceeds the fair value of the asset. Our estimates of future cash flows may differ from actual cash flows due to, among other things, economic conditions or changes in operating performance. In the first quarter of 2007, we recorded impairment charges of $0.2 million related to certain restaurant closures. During the first quarter of 2007, we noted no other indicators of impairment of our long-lived assets.
     Goodwill and Other Intangibles — We also evaluate goodwill and intangible assets not subject to amortization annually or more frequently if indicators of impairment are present. If the determined fair values of these assets are less than the related carrying amounts, an impairment loss is recognized. The methods we use to estimate fair value include future cash flow assumptions, which may differ from actual cash flows due to, among other things, economic conditions or changes in operating performance. During the fourth quarter of fiscal 2006, we reviewed the carrying value of our goodwill and indefinite life intangible assets and determined that no impairment existed as of October 1, 2006.
     Allowances for Doubtful Accounts — Our trade receivables consist primarily of amounts due from franchisees for rents on subleased sites, royalties and distribution sales. We continually monitor amounts due from franchisees and maintain an allowance for doubtful accounts for estimated losses resulting from the inability of our franchisees to make required payments. This estimate is based on our assessment of the collectibility of specific franchisee accounts, as well as a general allowance based on historical trends, the financial condition of our franchisees, consideration of the general economy and the aging of such receivables. We have good relationships with our franchisees and high collection rates; however, if the future financial condition of our franchisees were to deteriorate, resulting in their inability to make specific required payments, additions to the allowance for doubtful accounts may be required.
     Legal Accruals — The Company is subject to claims and lawsuits in the ordinary course of its business. A determination of the amount accrued, if any, for these contingencies is made after analysis of each matter. We continually evaluate such accruals and may increase or decrease accrued amounts as we deem appropriate.
Future Application of Accounting Principles
     In June 2006, the Financial Accounting Standards Board (“FASB”) issued Interpretation No. 48 (“FIN 48”), Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statement No. 109, which clarifies the accounting for uncertainty in income taxes recognized in the financial statements in accordance with SFAS 109, Accounting for Income Taxes. FIN 48 provides guidance on the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosures, and transition. We are currently evaluating the impact of FIN 48 on our consolidated financial statements, which is effective for fiscal years beginning after December 15, 2006.
     In September 2006, the SEC issued Staff Accounting Bulletin No. 108 (“SAB 108”), which provides interpretive guidance on how the effects of the carryover or reversal of prior year misstatements should be considered in quantifying a current year misstatement. SAB 108 is effective for the first fiscal year ending after November 15, 2006. The adoption of this statement is not expected to have a material impact on the Company’s financial position or results of operations.
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
     In September 2006, the FASB issued SFAS 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans — an amendment of FASB Statements No. 87, 88, 106 and 132(R). SFAS 158 requires recognition of the overfunded or underfunded status of a defined benefit plan as an asset or liability. Under SFAS 158, unrecognized prior service costs and actuarial gains and losses must be recognized as a component of accumulated other comprehensive income (loss). Additionally, SFAS 158 requires that companies measure their plan assets and benefit obligations at the end of their fiscal year. SFAS 158 is effective as of the end of fiscal years ending after December 15, 2006, except for the measurement date provisions which are effective for fiscal years ending after December 15, 2008. We will not be able to determine the impact the adoption of SFAS 158 will have on our consolidated financial statements until the end of fiscal year 2007 when such valuation is completed. However, based on valuations performed as of June 30, 2006, had we been required to adopt the provisions of SFAS 158 as of October 1, 2006, our qualified defined benefit plan, unfunded non-qualified defined benefit plan, and postretirement benefit plans would have been underfunded by $10.5 million, $36.8 million and $16.7 million, respectively. To recognize our underfunded positions and to appropriately record our unrecognized prior service costs and actuarial gains and losses as a component of accumulated other comprehensive income (loss), we would have been required to decrease stockholders’ equity by $28.4 million for our defined benefit plans and increase stockholders’ equity by approximately $3.4 million for our postretirement benefit plans. As of October 1, 2006, in accordance with existing pension literature, we have recorded a prepaid benefit cost for our qualified defined benefit plan of $24.5 million.
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
     This discussion of uncertainties is not exclusive. Additional risk factors associated with our business are mentioned in Management’s Discussion and Analysis in this Form 10-Q and detailed in our Annual Report on Form 10-K for fiscal year 2006 filed with the SEC. Jack in the Box Inc. assumes no obligation and does not intend to update these forward-looking statements.
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS
     Our credit facility, which is comprised of a revolving credit facility and a term loan, bears interest at an annual rate equal to the prime rate or LIBOR plus an applicable margin based on a financial leverage ratio. As of January 21, 2007, the applicable margin for the LIBOR-based revolving loans and term loan were set at 1.375%. A hypothetical 100 basis point increase in short-term interest rates, based on the outstanding balance of our revolving credit facility and term loan at January 21, 2007, would result in an estimated increase of $4.75 million in annual interest expense.
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
     We are also exposed to the impact of commodity and utility price fluctuations related to unpredictable factors such as weather and various other market conditions outside our control. Our ability to recover increased costs through higher prices is limited by the competitive environment in which we operate. From time-to-time we enter into futures and option contracts to manage these fluctuations. Open commodity futures and option contracts at January 21, 2007 were not significant.
     At January 21, 2007, we had no other material financial instruments subject to significant market exposure.

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
ITEM 1A. RISK FACTORS
     There have been no material changes to the risk factors previously disclosed in the Company’s Form 10-K for the year ended October 1, 2006. You should review the brief discussion of some of those risk factors appearing under the heading “Cautionary Statements Regarding Forward-Looking Statements” and throughout Management’s Discussion and Analysis in this Form 10-Q.
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
     On December 15, 2006, the Company accepted for purchase approximately 2.3 million shares of common stock under its Tender Offer announced November 21, 2006. The following table summarizes shares repurchased by the Company pursuant to its Tender Offer during the quarter ended January 21, 2007:

(c)
			Total number of	(d)
	(a)	(b)	shares purchased as	Maximum dollar
	Total number	Average	part of publicly	value that may yet
	of shares	price paid	announced	be purchased
	purchased	per share	program	under the program

December 19, 2006	2,336,023	$61.00	2,336,023	$100,000,000 (1)

(1)	Pursuant to a stock repurchase program authorized by our Board of Directors in September 2005, we have approximately $100 million of repurchase availability, which expires in September 2008. On December 20, 2006, the Board of Directors authorized an additional program to repurchase up to 3,300,000 shares in calendar year 2007.
     We did not pay any cash or other dividends during the last two fiscal years. Our credit agreement provides for an aggregate amount of $517 million for the repurchase of our common stock and $50 million for the potential payment of cash dividends. However, we do not anticipate paying dividends in the foreseeable future.

ITEM 6. EXHIBITS

Number	Description
3.1	Restated Certificate of Incorporation, as amended(3)

3.2	Amended and Restated Bylaws(16)

10.1	Credit Agreement dated as of December 15, 2006 by and among Jack in the Box Inc. and the lenders named therein(18)

10.2	Collateral Agreement dated as of December 15, 2006 by and among Jack in the Box Inc. and the lenders named therein (18)

10.3	Guaranty Agreement dated as of December 15, 2006 by and among Jack in the Box Inc. and the lenders named therein (18)

10.4.1*	Amended and Restated 1992 Employee Stock Incentive Plan(2)

10.4.2*	Jack in the Box Inc. 2002 Stock Incentive Plan(5)

10.6*	Supplemental Executive Retirement Plan(4)

10.6.1*	First Amendment dated as of August 2, 2002 to the Supplemental Executive Retirement Plan(6)

10.6.2*	Second Amendment dated as of November 9, 2006 to the Supplemental Executive Retirement Plan (17)

10.7*	Amended and Restated Performance Bonus Plan effective October 2, 2000 (13)

10.7.1*	Bonus Program for Fiscal 2007 Under the Performance Bonus Plan(15)

10.8*	Deferred Compensation Plan for Non-Management Directors(1)

10.8.1*	Amended and Restated Deferred Compensation Plan for Non-Management Directors effective November 9, 2006 (17)

10.9*	Amended and Restated Non-Employee Director Stock Option Plan(3)

10.10*	Form of Compensation and Benefits Assurance Agreement for Executives(14)

10.11*	Form of Indemnification Agreement between Jack in the Box Inc. and certain officers and directors(6)

10.13*	Executive Deferred Compensation Plan(7)

10.14*	Form of Restricted Stock Award for certain executives under the 2002 Stock Incentive Plan(7)

10.14.1*	Form of Restricted Stock Award for certain executives under the 2004 Stock Incentive Plan(11)

10.14(a)*	Schedule of Restricted Stock Awards (17)

10.15*	Executive Agreement between Jack in the Box Inc. and Gary J. Beisler, President and Chief Executive Officer of Qdoba Restaurant Corporation(8)

10.16*	Amended and Restated 2004 Stock Incentive Plan(10)

10.17*	Form of Stock Option Awards under the 2004 Stock Incentive Plan(9)

10.20*	Jack in the Box Inc. Non-Employee Director Stock Option Award Agreement under the 2004 Stock Incentive Plan(12)

10.21*	Executive Compensation – Base Salaries effective October 2, 2006(17)

10.23*	Summary of Director Compensation effective fiscal 2007(17)

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Management contract or compensatory plan.

(1)	Previously filed and incorporated herein by reference from registrant’s Definitive Proxy Statement dated January 17, 1995 for the Annual Meeting of Stockholders on February 17, 1995.

(2)	Previously filed and incorporated herein by reference from registrant’s Registration Statement on Form S-8 (No. 333-26781) filed May 9, 1997.

(3)	Previously filed and incorporated herein by reference from registrant’s Annual Report on Form 10-K for the fiscal year ended October 3, 1999.

(4)	Previously filed and incorporated herein by reference from registrant’s Annual Report on Form 10-K for the fiscal year ended September 30, 2001.

(5)	Previously filed and incorporated herein by reference from the registrant’s Definitive Proxy Statement dated January 18, 2002 for the Annual Meeting of Stockholders’ on February 22, 2002.

(6)	Previously filed and incorporated herein by reference from registrant’s Annual Report on Form 10-K for the fiscal year ended September 29, 2002.

(7)	Previously filed and incorporated herein by reference from registrant’s Quarterly Report on Form 10-Q for the quarter ended January 19, 2003.

(8)	Previously filed and incorporated herein by reference from registrant’s Quarterly Report on Form 10-Q for the quarter ended April 13, 2003.

(9)	Previously filed and incorporated herein by reference from the registrant’s Current Report on Form 8-K dated September 10, 2004.

(10)	Previously filed and incorporated herein by reference from the registrant’s Current Report on Form 8-K dated February 24, 2005.

(11)	Previously filed and incorporated herein by reference from the registrant’s Current Report on Form 8-K dated October 24, 2005.

(12)	Previously filed and incorporated herein by reference from the registrant’s Current Report on Form 8-K dated November 10, 2005.

(13)	Previously filed and incorporated herein by reference from the registrant’s Definitive Proxy Statement dated January 13, 2006 for the Annual Meeting of Stockholders on February 17, 2006.

(14)	Previously filed and incorporated herein by reference from the registrant’s Quarterly Report on Form 10-Q for the quarter ended July 9, 2006.

(15)	Previously filed and incorporated herein by reference from the registrant’s Current Report on Form 8-K dated September 18, 2006.

(16)	Previously filed and incorporated herein by reference from the registrant’s Current Report on Form 8-K dated November 13, 2006.

(17)	Previously filed and incorporated herein by reference from the registrant’s Annual Report on Form 10-K for the year ended October 1, 2006.

(18)	Previously filed and incorporated herein by reference from the registrant’s Current Report on Form 8-K dated December 15, 2006.
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

Date: February 21, 2007