Form 10-Q
period 2007-04-15
JACK IN THE BOX INC /NEW/
filed 2007-05-16
CIK 807882

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended April 15, 2007
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
Yes ☐ No ☑
Number of shares of common stock, $.01 par value, outstanding as of the close of business May 11, 2007 — 31,308,921.

JACK IN THE BOX INC. AND SUBSIDIARIES

PART I. FINANCIAL INFORMATION
ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS
JACK IN THE BOX INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Dollars in thousands, except per share data)
(Unaudited)

	April 15,	October 1,
	2007	2006

ASSETS

Current assets:
Cash and cash equivalents (includes restricted cash of $47,824 and $47,655, respectively)	$77,113	$233,906
Accounts and notes receivable, net	42,927	30,874
Inventories	45,495	41,202
Prepaid expenses	25,122	23,489
Deferred income taxes	43,889	43,889
Assets held for sale and leaseback	22,544	23,059
Other current assets	6,980	6,711

Total current assets	264,070	403,130

Property and equipment, at cost	1,521,866	1,505,306
Less accumulated depreciation and amortization	617,869	590,530

Property and equipment, net	903,997	914,776
Other assets, net	215,269	202,555

	$1,383,336	$1,520,461

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Current maturities of long-term debt	$5,950	$37,539
Accounts payable	53,035	61,059
Accrued liabilities	216,375	240,320

Total current liabilities	275,360	338,918

Long-term debt, net of current maturities	429,911	254,231
Other long-term liabilities	153,133	145,587
Deferred income taxes	62,390	70,840

Stockholders’ equity:
Preferred stock $.01 par value, 15,000,000 authorized, none issued	—	—
Common stock $.01 par value, 75,000,000 authorized, 42,487,986 and 46,960,155 issued, respectively	425	470
Capital in excess of par value	118,903	431,624
Retained earnings	619,609	555,046
Accumulated other comprehensive loss, net	(1,936)	(1,796)
Treasury stock, at cost, 11,196,728 shares	(274,459)	(274,459)

Total stockholders’ equity	462,542	710,885

	$1,383,336	$1,520,461

See accompanying notes to consolidated financial statements.

JACK IN THE BOX INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF EARNINGS
(In thousands, except per share data)
(Unaudited)

	Twelve Weeks Ended		Twenty-Eight Weeks Ended
	April 15,	April 16,	April 15,	April 16,
	2007	2006	2007	2006

Revenues:
Restaurant sales	$500,445	$487,822	$1,151,853	$1,127,702
Distribution and other sales	129,807	108,122	293,557	248,083
Franchised restaurant revenues	30,415	22,819	71,949	55,981

	660,667	618,763	1,517,359	1,431,766

Operating costs and expenses:
Restaurant costs of sales	155,205	151,569	357,331	355,514
Restaurant operating costs	253,750	250,418	583,388	581,566
Distribution and other costs of sales	128,359	107,134	291,154	245,292
Franchised restaurant costs	12,923	9,984	29,343	22,851
Selling, general and administrative expenses	69,552	69,131	158,904	158,681
Gains on sale of company-operated restaurants	(7,244)	(7,473)	(14,401)	(14,187)

	612,545	580,763	1,405,719	1,349,717

Earnings from operations	48,122	38,000	111,640	82,049

Interest expense, net	5,281	3,440	10,775	7,430

Earnings before income taxes	42,841	34,560	100,865	74,619

Income taxes	15,632	12,773	36,302	27,609

Net earnings	$27,209	$21,787	$64,563	$47,010

Net earnings per share:
Basic	$.82	$.63	$1.89	$1.35
Diluted	$.80	$.61	$1.83	$1.31

Weighted-average shares outstanding:
Basic	33,060	34,482	34,249	34,766
Diluted	33,944	35,701	35,213	35,921
See accompanying notes to consolidated financial statements.

JACK IN THE BOX INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Twenty-Eight Weeks Ended
	April 15,	April 16,
	2007	2006

Cash flows from operating activities:
Net earnings	$64,563	$47,010
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	49,736	47,198
Deferred finance cost amortization	726	599
Provision for deferred income taxes	(8,353)	(2,761)
Share-based compensation expense for equity-classified awards	6,251	4,878
Pension and postretirement expense	9,030	13,327
Gains on cash surrender value of company-owned life insurance	(4,793)	(2,015)
Gains on the sale of company-operated restaurants	(14,401)	(14,187)
Losses on the disposition of property and equipment, net	6,065	4,480
Loss on early retirement of debt	1,939	—
Impairment charges and other	383	435
Changes in assets and liabilities:
Increase in receivables	(12,067)	(2,194)
Decrease (increase) in inventories	(4,293)	218
Decrease (increase) in prepaid expenses and other current assets	(1,098)	4,677
Increase (decrease) in accounts payable	(2,026)	7,159
Pension contributions	(7,329)	(7,217)
Increase in other liabilities	744	11,110

Cash flows provided by operating activities	85,077	112,717

Cash flows from investing activities:
Purchases of property and equipment	(68,697)	(61,805)
Proceeds from the sale of property and equipment	51	702
Proceeds from the sale of company-operated restaurants	19,292	18,784
Proceeds from assets held for sale and leaseback, net	1,878	13,642
Collections on notes receivable	46	395
Purchase of investments	(4,275)	(5,655)
Other	(1,478)	(424)

Cash flows used in investing activities	(53,183)	(34,361)

Cash flows from financing activities:
Proceeds from issuance of debt	475,000	—
Principal payments on debt	(331,373)	(4,180)
Debt costs	(7,357)	(260)
Repurchase of common stock	(363,303)	(49,997)
Excess tax benefits from share-based compensation arrangements	14,374	8,045
Proceeds from issuance of common stock	23,972	23,462

Cash flows used in financing activities	(188,687)	(22,930)

Net increase (decrease) in cash and cash equivalents	$(156,793)	$55,426

See accompanying notes to consolidated financial statements.

JACK IN THE BOX INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
1.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Nature of Operations — Jack in the Box Inc. (the “Company”) operates and franchises Jack in the Box ® quick-service restaurants and Qdoba Mexican Grill® fast-casual restaurants.
Basis of Presentation and Fiscal Year — The accompanying consolidated financial statements of the Company and its subsidiaries have been prepared in accordance with U.S. generally accepted accounting principles and the rules and regulations of the Securities and Exchange Commission (“SEC”). In our opinion, all adjustments considered necessary for a fair presentation of financial condition and results of operations for these interim periods have been included. Operating results for one interim period are not necessarily indicative of the results for any other interim period or for the full year. Certain prior year amounts in the consolidated financial statements and notes thereto have been reclassified to conform to the current year presentation, including the reclassification of gains on the sale of company-operated restaurants as a reduction of operating costs and expenses from revenues.
These financial statements should be read in conjunction with the consolidated financial statements and related notes contained in our Annual Report on Form 10-K for the fiscal year ended October 1, 2006.
Our fiscal year is 52 or 53 weeks ending the Sunday closest to September 30. Fiscal year 2007 and 2006 include 52 weeks. Our first quarter includes 16 weeks and each remaining quarter includes 12 weeks. All comparisons between 2007 and 2006 refer to the 12-week (“quarter”) and 28-week (“year-to-date”) periods ended April 15, 2007 and April 16, 2006, respectively, unless otherwise indicated.
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
Restricted Cash — To reduce our letter of credit fees incurred under the credit facility, we entered into a separate cash-collateralized letter of credit agreement in October 2004. At April 15, 2007, we had letters of credit outstanding under this agreement of $43.4 million, which were collateralized by approximately $47.8 million of cash and cash equivalents. Although we intend to continue this agreement, we have the ability to terminate the cash-collateralized letter of credit agreement thereby eliminating the restrictions on cash and cash equivalents.
Company-owned Life Insurance — We have elected to purchase company-owned life insurance policies to support our non-qualified benefit plans. The cash surrender values of these policies were $61.9 million and $54.4 million as of April 15, 2007 and October 1, 2006, respectively, and are included in other assets, net in the accompanying condensed consolidated balance sheets. A portion of these policies resides in an umbrella trust for use only to pay plan benefits to participants or, to pay creditors if the Company becomes insolvent. As of April 15, 2007 and October 1, 2006, the trust includes cash surrender values of $25.9 million and $24.4 million, respectively, and cash of $0.8 million.
New Accounting Pronouncements Adopted — In June 2006, the FASB ratified the consensuses of Emerging Issues Task Force (“EITF”) Issue No. 06-3, How Taxes Collected from Customers and Remitted to Governmental Authorities Should Be Presented in the Income Statement (That Is, Gross versus Net Presentation) (“EITF 06-3”). EITF 06-3 indicates that the income statement presentation on either a gross basis or a net basis of the taxes within the scope of the Issue is an accounting policy decision. Our accounting policy is to present the taxes within the scope of EITF 06-3 on a net basis.
2.	INDEBTEDNESS
Credit Facility — On December 15, 2006, we replaced our existing credit facility with a new credit facility intended to provide a more flexible capital structure and facilitate the execution of our strategic plan. The new credit facility is comprised of (i) a $150.0 million revolving credit facility maturing on December 15, 2011 and (ii) a $475.0 million term loan maturing on December 15, 2012, initially both with London Interbank Offered Rate

JACK IN THE BOX INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
2.	INDEBTEDNESS (continued)
(“LIBOR”) plus 1.375%. As part of the credit agreement, we may also request the issuance of up to $75.0 million in letters of credit, the outstanding amount of which reduces the net borrowing capacity under the agreement. The new credit facility requires the payment of an annual commitment fee based on the unused portion of the credit facility. The credit facility’s interest rates and the annual commitment rate are based on a financial leverage ratio, as defined in the credit agreement. Our obligations under the new credit facility are secured by first priority liens and security interests in the capital stock, partnership, and membership interests owned by us and (or) our subsidiaries, and any proceeds thereof, subject to certain restrictions set forth in the credit agreement. Additionally, the credit agreement includes a negative pledge on all tangible and intangible assets (including all real and personal property) with customary exceptions.
We borrowed $475.0 million under the term loan facility and used the proceeds to repay all borrowings under the prior credit facility, to pay related transaction fees and expenses and to repurchase a portion of our outstanding stock. On April 13, 2007, we elected to make, without penalty, a $60.0 million optional prepayment of our term loan, which will be applied to the remaining scheduled principal installments in the direct order of maturity. The prepayment will reduce the interest rate on the credit facility by 25 basis points to LIBOR plus 1.125%. At April 15, 2007, we had no borrowings under the revolving credit facility and had letters of credit outstanding of $0.3 million. Loan origination costs associated with the new credit facility were $7.4 million and are included as deferred costs in other assets, net in the accompanying consolidated balance sheet as of April 15, 2007. Deferred financing fees of $1.9 million related to the prior credit facility were written-off in the first quarter and are included in interest expense, net in the accompanying condensed consolidated statement of earnings for the year-to-date period ended April 15, 2007.
Concurrent with the termination of our prior credit facility, we liquidated our then existing interest rate swap agreements. In connection with the liquidation, the fair value of the interest rate swaps recorded as a component of accumulated other comprehensive loss was reversed and we realized a net gain of $0.4 million, included in interest expense, net in the accompanying consolidated statement of earnings for the year-to-date period ended April 15, 2007.
New Interest Rate Swaps — We are exposed to interest rate volatility with regard to our variable rate debt. To reduce our exposure to rising interest rates, in March 2007, we entered into two interest rate swap agreements that will effectively convert $200.0 million of our variable rate term loan borrowings to a fixed rate basis for three years. These agreements have been designated as cash flow hedges under the terms of Statement of Financial Accounting Standards (“SFAS”) 133, Accounting for Derivative Instruments and Hedging Activities, with effectiveness assessed based on changes in the present value of interest payments on the term loan. As such, the gains or losses on these derivatives will be reported in other comprehensive income (loss).
3.	RETIREMENT PLANS
Defined Benefit Pension Plans — We have non-contributory defined benefit pension plans covering those employees meeting certain eligibility requirements. The plans provide retirement benefits based on years of service and compensation and are subject to modification at any time. It is our practice to fund retirement costs as necessary.
The components of net periodic pension cost under these plans for each period are (in thousands):

	Twelve Weeks Ended		Twenty-Eight Weeks Ended
	April 15,	April 16,	April 15,	April 16,
	2007	2006	2007	2006

Service cost	$2,200	$3,043	$6,181	$6,726
Interest cost	3,276	3,383	9,049	7,558
Expected return on plan assets	(2,998)	(2,891)	(8,544)	(6,645)
Recognized actuarial loss	465	2,097	1,326	4,221
Net amortization	304	378	723	870

Net periodic pension cost	$3,247	$6,010	$8,735	$12,730

JACK IN THE BOX INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
3.	RETIREMENT PLANS (continued)
In 2007, we contributed $6.0 million to our qualified plan and $1.0 million to our non-qualified plan. Total qualified and non-qualified pension plan benefit payments expected during the remainder of fiscal 2007 are approximately $7.0 million.
Postretirement Benefit Plans — We also sponsor health care plans that provide postretirement medical benefits for employees who meet minimum age and service requirements. The plans are contributory and contain cost-sharing features such as deductibles and coinsurance. Our policy is to fund the cost of medical benefits in amounts determined at the discretion of management.
The components of net periodic postretirement benefit cost for each period are (in thousands):

	Twelve Weeks Ended		Twenty-Eight Weeks Ended
	April 15,	April 16,	April 15,	April 16,
	2007	2006	2007	2006

Service cost	$49	$63	$115	$146
Interest cost	250	236	582	551
Net amortization	(173)	(43)	(402)	(100)

Net periodic postretirement benefit cost	$126	$256	$295	$597

In 2007, we contributed $0.3 million to our postretirement benefit plans. Future postretirement plan benefit payments expected during the remainder of fiscal 2007 are approximately $0.3 million.
4.	RESTAURANT CLOSING CHARGES
Total accrued restaurant closing costs, included in accrued liabilities and other long-term liabilities, were $4.8 million as of April 15, 2007 and $5.0 million as of October 1, 2006. In 2007 and 2006, lease exit costs of $0.3 million and $0.1 million, respectively, were charged to operations, resulting from revisions to certain sublease assumptions. Cash payments of $0.5 million and $0.4 million, were applied against the restaurant closing costs accrual in 2007 and 2006, respectively.
5.	INCOME TAXES
The income tax provisions reflect year-to-date tax rates of 36.0% in 2007 and 37.0% in 2006. The decrease in the effective tax rate compared with a year ago is due primarily to the retroactive reinstatement of the Work Opportunity Tax Credit program recorded as a discrete item in the first quarter of fiscal 2007. The final annual tax rate cannot be determined until the end of the fiscal year; therefore, the actual rate could differ from our current estimates.
6.	STOCKHOLDERS’ EQUITY
Repurchases of Common Stock — On November 21, 2006, we announced the commencement of a modified “Dutch Auction” tender offer (“Tender Offer”) for up to 5.5 million shares of our common stock at a price per share not less than $55.00 and not greater than $61.00, for a maximum aggregate purchase price of $335.5 million. On December 19, 2006, we accepted for purchase approximately 2.3 million shares of common stock at a purchase price of $61.00 per share, for a total cost of $143.2 million.
On December 20, 2006, the Board of Directors authorized an additional program to repurchase up to 3.3 million shares in calendar year 2007. In the second quarter of fiscal 2007, under a 10b5-1 plan, we repurchased 3.2 million shares for $220.1 million.
The Tender Offer and the additional repurchase program were funded through the new credit facility and available cash, and all shares repurchased were subsequently retired.
Outstanding Stock Repurchase Programs — Pursuant to a stock repurchase program authorized by our Board of Directors in September 2005, we have approximately $100.0 million of repurchase availability, which expires in September 2008. We also have approximately 136,000 shares available to repurchase in calendar year 2007 under the December 20, 2006 stock repurchase authorization.

JACK IN THE BOX INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
6.	STOCKHOLDERS’ EQUITY (continued)
Comprehensive Income — Our total comprehensive income, net of taxes, was as follows (in thousands):

	Twelve Weeks Ended		Twenty-Eight Weeks Ended
	April 15,	April 16,	April 15,	April 16,
	2007	2006	2007	2006

Net earnings	$27,209	$21,787	$64,563	$47,010
Net unrealized gains related to cash flow hedges	457	817	94	1,057
Net realized gains reclassified into net earnings on liquidation of interest rate swaps	—	—	(234)	—

Total comprehensive income	$27,666	$22,604	$64,423	$48,067

The components of accumulated other comprehensive loss, net of taxes, were as follows at the end of each period (in thousands):

	April 15,	October 1,
	2007	2006

Additional minimum pension liability adjustment	$(2,393)	$(2,393)
Net unrealized gains related to cash flow hedges	457	597

Accumulated other comprehensive loss, net	$(1,936)	$(1,796)

7.	SHARE-BASED EMPLOYEE COMPENSATION
Compensation Expense — We offer share-based compensation plans to attract, retain, and motivate key officers, non-employee directors, and employees to work toward the financial success of the Company. The components of share-based compensation expense recognized in each period are as follows (in thousands):

	Twelve Weeks Ended		Twenty-Eight Weeks Ended
	April 15,	April 16,	April 15,	April 16,
	2007	2006	2007	2006

Stock options	$1,096	$1,178	$4,338	$3,784
Performance-vested stock awards	536	342	1,251	675
Nonvested stock awards	197	180	461	420
Deferred compensation for directors	81	1,046	544	1,684

Total share-based compensation expense	$1,910	$2,746	$6,594	$6,563

Deferred Compensation Plan for Non-Management Directors — We maintain a deferred compensation plan for non-management directors under which those who are eligible to receive fees or retainers may choose to defer receipt of their compensation. The amounts deferred are converted into stock equivalents at the then current market price of our common stock. Effective November 9, 2006, the deferred compensation plan has been amended to eliminate a 25% company match of such deferred amounts and require settlement in shares of our common stock based on the number of stock equivalents at the time of a participant’s separation from the Board of Directors. As a result of changing the method of settlement from cash to stock, the deferred compensation obligation has been reclassified from accrued liabilities to capital in excess of par value in the accompanying consolidated balance sheet as of April 15, 2007.

JACK IN THE BOX INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
8.	AVERAGE SHARES OUTSTANDING
The following table reconciles basic weighted-average shares outstanding to diluted weighted-average shares outstanding (in thousands):

	Twelve Weeks Ended		Twenty-Eight Weeks Ended
	April 15,	April 16,	April 15,	April 16,
	2007	2006	2007	2006

Weighted-average shares outstanding — basic	33,060	34,482	34,249	34,766
Assumed additional shares issued upon exercise of stock options, net of shares reacquired at the average market price	756	1,139	838	1,099
Assumed vesting of nonvested stock, net of shares reacquired at the average market price	128	80	126	56

Weighted-average shares outstanding — diluted	33,944	35,701	35,213	35,921

Stock options excluded (1)	259	325	301	329
Performance-vested awards excluded (2)	211	148	211	148

(1)	These stock options were not included in the computation of diluted earnings per share because the effect would have been antidilutive.

(2)	These performance-vested awards were not included in the computation of diluted earnings per share because achievement of the performance metrics necessary for the issuance of the related shares had not been attained as of April 15, 2007 and April 16, 2006.
9.	COMMITMENTS, CONTINGENCIES AND LEGAL MATTERS
Commitments — We are principally liable for lease obligations on various properties subleased to third parties. We are also obligated under a lease guarantee agreement associated with a Chi-Chi’s restaurant property. Due to the bankruptcy of the Chi-Chi’s restaurant chain, previously owned by us, we are obligated to perform in accordance with the terms of a guarantee agreement, as well as four other lease agreements, which expire at various dates in 2010 and 2011. During fiscal year 2003, we established an accrual for these lease obligations and do not anticipate incurring any additional charges related to the Chi-Chi’s bankruptcy in future years. As of April 15, 2007, our accrual for the lease guarantee was $1.0 million and the maximum potential amount of future payments was $1.7 million.
Legal Matters — We are subject to normal and routine litigation. In the opinion of management, based in part on the advice of legal counsel, the ultimate liability from all pending legal proceedings, asserted legal claims and known potential legal claims should not materially affect our operating results, financial position or liquidity.

JACK IN THE BOX INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
10.	SEGMENT REPORTING
We operate our business in two operating segments, Jack in the Box and Qdoba Mexican Grill (“Qdoba”), based on management’s structure and internal method of reporting. Based upon certain quantitative thresholds, only Jack in the Box is considered a reportable segment.
Summarized financial information concerning our reportable segment follows (in thousands):

	Twelve Weeks Ended		Twenty-Eight Weeks Ended
	April 15,	April 16,	April 15,	April 16,
	2007	2006	2007	2006

Jack in the Box revenues	$640,705	$602,152	$1,472,086	$1,395,031
Jack in the Box earnings from operations	46,124	36,192	107,412	78,283
Interest expense and income taxes are not reported for operating segments in accordance with our method of internal reporting.
A reconciliation of reportable segment revenues to consolidated revenue follows (in thousands):

	Twelve Weeks Ended		Twenty-Eight Weeks Ended
	April 15,	April 16,	April 15,	April 16,
	2007	2006	2007	2006

Jack in the Box revenues	$640,705	$602,152	$1,472,086	$1,395,031
Qdoba revenues	19,962	16,611	45,273	36,735

Consolidated revenues	$660,667	$618,763	$1,517,359	$1,431,766

     A reconciliation of reportable segment earnings from operations to consolidated earnings from operations follows (in thousands):

	Twelve Weeks Ended		Twenty-Eight Weeks Ended
	April 15,	April 16,	April 15,	April 16,
	2007	2006	2007	2006

Jack in the Box earnings from operations	$46,124	$36,192	$107,412	$78,283
Qdoba earnings from operations	1,998	1,808	4,228	3,766

Consolidated earnings from operations	$48,122	$38,000	$111,640	$82,049

11.	CASH FLOW INFORMATION (in thousands)

	Twenty-Eight Weeks Ended
	April 15,	April 16,
	2007	2006

Cash paid during the year for:
Interest, net of amounts capitalized	$14,718	$11,194
Income tax payments	60,755	26,996
Capital lease obligations incurred	464	—
The presentation of cash flows related to accrued purchases of property and equipment in the consolidated statement of cash flows for the twenty-eight weeks ended April 16, 2006 has changed in accordance with SFAS 95, Statement of Cash Flows. As a result, cash flows from operating activities increased and cash flows from investing activities decreased by $14.2 million. There was no impact of this change on the consolidated statement of cash flows for the year ended October 1, 2006.

JACK IN THE BOX INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
12.	FUTURE APPLICATION OF ACCOUNTING PRINCIPLES
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
In September 2006, the SEC issued Staff Accounting Bulletin No. 108 (“SAB 108”), which provides interpretive guidance on how the effects of the carryover or reversal of prior year misstatements should be considered in quantifying a current year misstatement. SAB 108 is effective for the first fiscal year ending after November 15, 2006. The adoption of this statement is not expected to have a material impact on our consolidated financial position or results of operations.
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
Other accounting standards that have been issued or proposed by the FASB or other standards-setting bodies that do not require adoption until a future date are not expected to have a material impact on our consolidated financial statements upon adoption.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Results of Operations
          All comparisons under this heading between 2007 and 2006 refer to the 12-week (“quarter”) and 28-week-week (“year-to-date”) periods ended April 15, 2007 and April 16, 2006, respectively, unless otherwise indicated.
Overview
          As of April 15, 2007, Jack in the Box Inc. (the “Company”) owned, operated, and franchised 2,098 Jack in the Box quick-service restaurants and 353 Qdoba Mexican Grill (“Qdoba”) fast-casual restaurants, primarily in the western and southern United States.
          The Company’s primary source of revenue is from retail sales at company-operated restaurants. The Company also derives revenue from sales of food and packaging to Jack in the Box and Qdoba franchises, retail sales from fuel and convenience stores (“Quick Stuff”), and revenue from franchisees including royalties, based upon a percent of sales, franchise fees and leased real estate.
          The Company also recognizes gains from the sale of company-operated restaurants to franchisees which are presented as a reduction of operating costs and expenses in the accompanying consolidated statements of earnings. Effective in the first quarter of 2007, the Company is reporting gains as a discrete line item within operating costs and expenses, rather than within revenues, as previously presented. Last year’s gains on sale of company-operated restaurants to franchisees has been reclassified to conform with the current year presentation.
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
          To address these challenges and others, management has developed a strategic plan focused on three key initiatives. The first initiative is a holistic reinvention of the Jack in the Box brand through menu innovation, upgrading guest service and re-imaging Jack in the Box restaurant facilities to reflect the personality of Jack — the chain’s fictional founder and popular spokesman. The second initiative is a multifaceted growth strategy that includes opening new restaurants and improving the unit economics of each concept. The third strategic initiative is to expand franchising — through new restaurant development and the sales of company-operated restaurants to franchisees — to generate higher returns and higher margins, while mitigating business-cost and investment risks.
          The following summarizes the most significant events occurring in fiscal year 2007:
•	Restaurant Sales. New product introductions, including our Sirloin Steak ‘n’ Cheddar and Steak ‘n’ Mushroom Ciabatta sandwiches, and strong customer response to marketing messages promoting the chain’s premium products and value menu contributed to sales growth at Jack in the Box restaurants increasing both the average check and number of transactions. This positive sales momentum resulted in an increase in sales at restaurants open more than one year (“same-store” sales) of 5.9% at Jack in the Box company-operated restaurants and 3.8% at Qdoba system restaurants.

•	Jack Ca$h™. We expanded our reloadable Jack Ca$h card program to include a retail component. The cards are now available at grocery chains such as Safeway, Albertsons, Randalls and Tom Thumb stores.

•	Re-Image Program. We continued to re-image our Jack in the Box restaurants and remain on pace to re-image 150-200 restaurants in fiscal 2007. According to a proprietary brand image and loyalty study, the newly re-imaged restaurants are expanding their customer base, generating more guest visits and gaining more loyal users.

•	Stock Repurchases. Pursuant to a modified “Dutch Auction” tender offer (“Tender Offer”) in the first quarter and a 10b5-1 plan for a stock repurchase program authorized by our Board of Directors in the second quarter, we repurchased 5.5 million shares of our common stock for $363.3 million.

•	Credit Agreement. In the first quarter, we entered into a new credit agreement consisting of a revolving credit facility of $150 million with a five-year maturity and a term loan facility of $475 million with a six-year maturity.

•	Debt Prepayment. Using our available cash resources, in the second quarter we prepaid without penalty $60 million of our term loan which is expected to result in annualized interest savings of approximately $2 million.

•	Interest Rate Swaps. To reduce exposure to rising interest rates, we converted $200 million of our term loan at floating rates to a fixed interest rate for the next three years by entering into two interest rate swap contracts.
          The following table sets forth, unless otherwise indicated, the percentage relationship to total revenues of certain items included in the Company’s consolidated statements of earnings.
STATEMENTS OF EARNINGS DATA

	Twelve Weeks Ended		Twenty-Eight Weeks Ended
	April 15,	April 16,	April 15,	April 16,
	2007	2006	2007	2006

Revenues:
Restaurant sales	75.7%	78.8%	75.9%	78.8%
Distribution and other sales	19.7	17.5	19.4	17.3
Franchise restaurant revenues	4.6	3.7	4.7	3.9

Total revenues	100.0%	100.0%	100.0%	100.0%

Operating costs and expenses:
Restaurant costs of sales (1)	31.0%	31.1%	31.0%	31.5%
Restaurant operating costs (1)	50.7	51.3	50.6	51.6
Distribution and other costs of sales (1)	98.9	99.1	99.2	98.9
Franchise restaurant costs (1)	42.5	43.8	40.8	40.8
Selling, general and administrative expenses	10.5	11.2	10.5	11.1
Gains on sale of company-operated restaurants	(1.1)	(1.2)	(0.9)	(1.0)

Earnings from operations	7.3	6.1	7.4	5.7

(1)	As a percentage of the related sales and/or revenues.
          The following table summarizes the number of systemwide restaurants:
SYSTEMWIDE RESTAURANT UNITS

	April 15,	October 1,	April 16,
	2007	2006	2006

Jack in the Box:
Company-operated	1,456	1,475	1,510
Franchised	642	604	546

Total system	2,098	2,079	2,056

Qdoba:
Company-operated	73	70	63
Franchised	280	248	222

Total system	353	318	285

Consolidated:
Company-operated	1,529	1,545	1,573
Franchised	922	852	768

Total system	2,451	2,397	2,341

Revenues
          Restaurant sales increased $12.6 million, or 2.6%, in the quarter and $24.2 million, or 2.1% year-to-date. This sales growth primarily reflects an increase in per store average (“PSA”) sales at Jack in the Box and Qdoba company-operated restaurants, offset in part by a decrease in the number of company-operated restaurants. Same-store sales at Jack in the Box company-operated restaurants increased 6.4% and 5.9%, respectively, in 2007 compared with a year ago, reflecting an increase in both average check and transactions primarily due to the success of new product introductions and continued focus on our brand reinvention initiatives. The number of Jack in the Box company-operated restaurants decreased by 54 since a year ago, primarily reflecting the sale of company-operated restaurants to franchisees, which was partially offset by an increase in Qdoba company-operated restaurants.
          Distribution and other sales, which include Quick Stuff fuel and convenience store sales, grew to $129.8 million and $293.6 million, respectively, in 2007 from $108.1 million and $248.1 million in 2006. Distribution sales to Jack in the Box and Qdoba franchisees grew primarily due to an increase in the number of franchised restaurants serviced by our distribution centers. Sales from our Quick Stuff locations increased primarily due to an increase in the number of locations to 57 at the end of the quarter from 47 a year ago, offset in part by a decrease in PSA fuel gallons sold.
          Franchised restaurant revenues, which include rents, royalties and fees from restaurants operated by franchisees, increased to $30.4 million and $71.9 million, respectively, in 2007 from $22.8 million and $56.0 million in 2006, primarily reflecting growth in the number of franchised restaurants and increases in PSA sales at franchised restaurants. The number of franchised restaurants at the end of the quarter grew to 922 from 768 a year ago, reflecting the franchising of Jack in the Box company-operated restaurants and new restaurant development by Jack in the Box and Qdoba franchisees.
Costs and Expenses
          Restaurant costs of sales, which include food and packaging costs, increased to $155.2 million and $357.3 million, respectively, in 2007 from $151.6 million and $355.5 million in 2006. As a percentage of restaurant sales, restaurant costs of sales were 31.0% in both periods of 2007 compared with 31.1% and 31.5%, respectively, in 2006. The lower percent of sales rates in 2007 are due to favorable product mix changes year-to-date and modest selling price increases in both periods, partially offset by slightly higher ingredient costs in the quarter.
          Restaurant operating costs increased to $253.8 million and $583.4 million, respectively, in 2007 from $250.4 million and $581.6 million in 2006. As a percentage of restaurant sales, restaurant operating costs improved to 50.7% and 50.6%, respectively, in 2007 from 51.3% and 51.6% in 2006. The percentage improvement in 2007 is primarily due to fixed-cost leverage on same-store sales growth and lower costs for utilities.
          Distribution and other cost of sales increased to $128.4 million and $291.2 million, respectively, in 2007 from $107.1 million and $245.3 million in 2006, primarily reflecting an increase in the related sales. In the quarter, these costs as a percent of the related sales decreased primarily due to increases in distribution volumes resulting from strong sales at Jack in the Box franchised restaurants. The year-to-date percentage increased primarily due to a decrease in our per gallon fuel margins offset in part by increases in distribution volumes.
          Franchised restaurant costs, principally rents and depreciation on properties leased to Jack in the Box franchisees, increased to $12.9 million and $29.3 million, respectively, in 2007 from $10.0 million and $22.9 million in 2006, due primarily to an increase in the number of franchised restaurants.
          Selling, general and administrative expenses (“SG&A”) were $69.6 million and $158.9 million, respectively, in 2007 compared with $69.1 million and $158.7 million in 2006. SG&A expenses improved to 10.5% of revenues in both periods of 2007 compared with 11.2% and 11.1%, respectively, in 2006 due primarily to the leverage from higher sales and franchise revenues, lower pension expense, as well as the impact of the Company’s refranchising strategy.
          Gains on sale of company-operated restaurants to franchisees were $7.2 million and $14.4 million, respectively, from the sale of 15 and 30 Jack in the Box restaurants, in 2007 compared with $7.5 million and $14.2 million, from the sale of 13 and 30 Jack in the Box restaurants, in 2006. The average gain per restaurant in 2007 and 2006 are related to the specific sales and cash flows of the restaurants sold. We continued our strategy of selectively selling Jack in the Box company-operated restaurants to franchisees with the goal of generating higher returns and margins while mitigating business-cost and investment risks.

          Interest expense, net increased $1.8 million in the quarter and $3.3 million year-to-date. In the quarter and year-to-date, higher average bank borrowings and increased interest rates incurred on our credit facility contributed to the increase. This increase was offset in part by an increase in interest income of $1.8 million in the quarter and $4.4 million year-to-date, reflecting higher cash balances and interest rates on invested cash. Year-to-date interest expense, net also includes a $1.9 million charge to write off deferred financing fees associated with our prior credit facility.
          The income tax provisions reflect a decrease in the effective tax rate to 36.0% in 2007 from 37.0% in 2006 due primarily to the retroactive reinstatement of the Work Opportunity Tax Credit program recorded as a discrete item in the first quarter of fiscal 2007. We expect the annual tax rate for fiscal year 2007 to be 36% — 37%. The final annual tax rate cannot be determined until the end of the fiscal year; therefore, the actual rate could differ from our current estimates.
Net Earnings
          Net earnings were $27.2 million in the quarter, or $.80 per diluted share, in 2007 compared to $21.8 million, or $.61 per diluted share, in 2006. Year-to-date net earnings were $64.6 million, or $1.83 per diluted share, in 2007 compared to $47.0 million, or $1.31 per diluted share, in 2006.
Liquidity and Capital Resources
          General. Cash and cash equivalents decreased $156.8 million to $77.1 million at April 15, 2007 from $233.9 million at the beginning of the fiscal year. This decrease is primarily due to the use of cash to repurchase the Company’s common stock, the repayment of our prior credit facility, a $60.0 million prepayment made on the Company’s new credit facility and property and equipment expenditures, which were offset in part by borrowings under the Company’s new credit facility, cash flows provided by operating activities and proceeds from the issuance of common stock and from sales of restaurants to franchisees. We generally reinvest available cash flows from operations to develop new or enhance existing restaurants, to repurchase shares of our common stock and to reduce debt.
          Financial Condition. As is common in the restaurant industry, we maintain relatively low levels of accounts receivable and inventories, and our vendors grant trade credit for purchases such as food and supplies. We also continually invest in our business through the addition of new units and refurbishment of existing units, which are reflected as long-term assets.
          Capital Expenditures. We used cash flows of $68.7 million for purchases of property and equipment in 2007 compared with $61.8 million in 2006. In 2007, we also incurred capital lease obligations of $0.5 million. The increase in capital expenditures compared with a year ago primarily relates to our on-going comprehensive re-image program. We expect capital expenditures to be $160 — $170 million in fiscal 2007.
          Sale of Company-Operated Restaurants. We have continued our strategy of selectively franchising Jack in the Box company-operated restaurants to franchisees, selling 15 and 30 restaurants respectively, 2007 compared with 13 and 30 a year ago. Year to date proceeds from the sale of company-operated restaurants were $19.3 million in 2007 and $18.8 million in 2006.
          New Financing. On December 15, 2006, we replaced our existing credit facility with a new credit facility intended to provide a more flexible capital structure and facilitate the execution of our strategic plan. The new credit facility is comprised of (i) a $150.0 million revolving credit facility maturing on December 15, 2011 and (ii) a $475.0 million term loan maturing on December 15, 2012, initially both with London Interbank Offered Rate (“LIBOR”) plus 1.375%. As part of the credit agreement, we may also request the issuance of up to $75.0 million in letters of credit, the outstanding amount of which reduces the net borrowing capacity under the agreement. The new credit facility requires the payment of an annual commitment fee based on the unused portion of the credit facility. The credit facility’s interest rates and the annual commitment rate are based on a financial leverage ratio, as defined in the credit agreement. Our obligations under the new credit facility are secured by first priority liens and security interests in the capital stock, partnership, and membership interests owned by us and (or) our subsidiaries, and any proceeds thereof, subject to certain restrictions set forth in the credit agreement. Additionally, the credit agreement includes a negative pledge on all tangible and intangible assets (including all real and personal property) with customary exceptions.
          We borrowed $475.0 million under the term loan facility and used the proceeds to repay all borrowings under the prior credit facility, to pay related transaction fees and expenses and to repurchase a portion of our outstanding stock. On April 13, 2006, we elected to make, without penalty, a $60.0 million optional prepayment of our term loan, which will be applied to the remaining scheduled principal installments in the direct order of maturity. The prepayment will reduce the interest rate on the credit facility by 25 basis points to LIBOR plus 1.125%, which is expected to result in an annualized interest savings of approximately $2.0 million. At April 15, 2007, we had no borrowings under the revolving credit facility and had letters of credit outstanding of $0.3 million. Loan origination costs associated with the new credit facility were $7.4 million and are included as deferred costs in other assets, net in the accompanying condensed consolidated balance sheet as of April 15, 2007.
          Letter of Credit Agreement. To reduce our letter of credit fees, we entered into a cash-collateralized letter of credit agreement in October 2004. At April 15, 2007, we had letters of credit outstanding under this agreement of $43.4 million, which were collateralized by approximately $47.8 million of cash and cash equivalents. Although we intend to continue this arrangement, we have the ability to terminate the cash-collateralized letter of credit agreement thereby eliminating the restrictions on and cash equivalents.
           Interest Rate Swaps. Concurrent with the termination of our prior credit facility, we liquidated three related interest rate swap agreements and reversed the fair value of the swaps recorded as a component of accumulated other comprehensive loss, net. We realized a net gain of $0.4 million, included in interest expense, net in the accompanying consolidated statement of earnings for the year-to-date period ended April 15, 2007. To reduce our exposure to rising interest rates under our new credit facility, in March 2007, we entered into two interest rate swap agreements that will effectively convert $200.0 million of our variable rate term loan borrowings to a fixed rate basis for three years.
          Debt Covenants. We are subject to a number of covenants under our various debt instruments, including limitations on additional borrowings, acquisitions, loans to franchisees, capital expenditures, lease commitments, stock repurchases and dividend payments, as well as requirements to maintain certain financial ratios, cash flows and net worth. As of April 15, 2007, we were in compliance with all debt covenants.
          Debt Outstanding. Total debt outstanding increased to $435.9 million at April 15, 2007 from $291.8 million at the beginning of the fiscal year. Current maturities of long-term debt decreased $31.6 million and long-term debt, net of current maturities increased $175.7 million due to borrowings under the new credit facility. At October 1, 2006, $29.1 million was classified as current under the prior credit facility related to a clause in the agreement requiring prepayments based on an excess cash flow calculation.
          Repurchases of Common Stock. On November 21, 2006, we announced the commencement of a modified “Dutch Auction” tender offer (“Tender Offer”) for up to 5.5 million shares of our common stock at a price per share not less than $55.00 and not greater than $61.00, for a maximum aggregate purchase price of $335.5 million. On December 19, 2006, we accepted for purchase approximately 2.3 million shares of common stock at a purchase price of $61.00 per share, for a total cost of $143.2 million.
          On December 20, 2006, the Board of Directors authorized an additional program to repurchase up to 3.3 million shares in calendar year 2007. In the second quarter of 2007, under a 10b5-1 plan, we repurchased 3.2 million shares for $220.1 million.
          The Tender Offer and the additional repurchase program were funded through the new credit facility and available cash, and all shares repurchased were subsequently retired.
          Outstanding Stock Repurchase Programs. Pursuant to a stock repurchase program authorized by our Board of Directors in September 2005, we have approximately $100.0 million of repurchase availability, which expires in September 2008. We also have approximately 136,000 shares available to repurchase in calendar year 2007 under the December 20, 2006 stock repurchase authorization.
          Future Liquidity. We require capital principally to grow the business through new restaurant construction, as well as to maintain, improve and refurbish existing restaurants, and for general operating purposes. Our primary short-term and long-term sources of liquidity are expected to be cash flows from operations, the revolving bank credit facility, the sale of company-operated restaurants to franchisees and the sale and leaseback of certain restaurant properties. Based upon current levels of operations and anticipated growth, we expect that cash flows from operations, combined with other financing alternatives in place or available, will be sufficient to meet our capital expenditure, working capital and debt service requirements.
Discussion of Critical Accounting Policies
          We have identified the following as our most critical accounting policies, which are those that are most important to the portrayal of the Company’s financial condition and results and require management’s most subjective and complex judgments. Information regarding our other significant accounting policies are disclosed in Note 1 of our most recent Annual Report on Form 10-K filed with the SEC.
          Share-based Compensation — We account for share-based compensation in accordance with Statement of Financial Accounting Standards (“SFAS”) 123R. Under the provisions of SFAS 123R, share-based compensation cost is estimated at the grant date based on the award’s fair-value as calculated by an option pricing model and is recognized as expense ratably over the requisite service period. The option pricing models require various highly judgmental assumptions including volatility, forfeiture rates, and expected option life. If any of the assumptions used in the model change significantly, share-based compensation expense may differ materially in the future from that recorded in the current period.
          Retirement Benefits — We sponsor pension and other retirement plans in various forms covering those employees who meet certain eligibility requirements. Several statistical and other factors which attempt to anticipate future events are used in calculating the expense and liability related to the plans, including assumptions about the discount rate, expected return on plan assets and the rate of increase in compensation levels, as determined by the Company using specified guidelines. In addition, our outside actuarial consultants also use certain statistical factors such as turnover, retirement and mortality rates to estimate our future benefit obligations. The actuarial assumptions used may differ materially from actual results due to changing market and economic conditions, higher or lower turnover and retirement rates or longer or shorter life spans of participants. These differences may impact the amount of pension expense we record.
          Self Insurance — We are self-insured for a portion of our losses related to workers’ compensation, general liability, automotive, medical and dental programs. In estimating our self insurance accruals, we utilize independent actuarial estimates of expected losses, which are based on statistical analyses of historical data. These assumptions are closely monitored and adjusted when warranted by changing circumstances. Should a greater amount of claims occur compared to what was estimated or medical costs increase beyond what was expected, accruals might not be sufficient, and additional expense may be recorded.
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
          Allowances for Doubtful Accounts — Our trade receivables consist primarily of amounts due from franchisees for rents on subleased sites, royalties and distribution sales. We continually monitor amounts due from franchisees and maintain an allowance for doubtful accounts for estimated losses resulting from the inability of our franchisees to make required payments. This estimate is based on our assessment of the collectibility of specific franchisee accounts, as well as a general allowance based on historical trends, the financial condition of our franchisees, consideration of the general economy and the aging of such receivables. We have good relationships with our franchisees and high collection rates; however, if the future financial condition of our franchisees were to deteriorate, resulting in their inability to make specific required payments, we may be required to increase the allowance for doubtful accounts may be required.
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
          In September 2006, the SEC issued Staff Accounting Bulletin No. 108 (“SAB 108”), which provides interpretive guidance on how the effects of the carryover or reversal of prior year misstatements should be considered in quantifying a current year misstatement. SAB 108 is effective for the first fiscal year ending after November 15, 2006. The adoption of this statement is not expected to have a material impact on the our consolidated financial position or results of operations.
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
          Other accounting standards that have been issued or proposed by the FASB or other standards-setting bodies that do not require adoption until a future date are not expected to have a material impact on our consolidated financial statements upon adoption.
Cautionary Statements Regarding Forward-Looking Statements
          This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of the federal securities law. These forward-looking statements are principally contained in the sections captioned, Notes to Consolidated Financial Statements and Management’s Discussion and Analysis of Financial Condition and Results of Operations. Forward-looking statements are generally identifiable by the use of the words “anticipate,” “assume,” “believe,” “strategy,” “estimate,” “seek,” “expect,” “intend,” “plan,” “project,” “may,” “will,” “would,” and similar expressions. Forward-looking statements are based on management’s current plans and assumptions and are subject to known and unknown risks and uncertainties, which may cause actual results to differ materially from expectations. You should not place undue reliance on forward-looking statements. The following are some of the considerations and factors that could materially affect our results.
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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS
          Our primary exposure relating to financial instruments is changes in interest rates. We use interest rate swaps agreements to reduce exposure to interest rate fluctuations. At April 15, 2007, we had two interest rate swap agreements having an aggregate notional amount of $200.0 million expiring April 1, 2010. These agreements effectively convert a portion of our variable rate bank debt to fixed-rate debt and have an average pay rate of 4.87%, yielding a fixed-rate of 6.00% including the term loan’s applicable margin of 1.125%.
          Our credit facility, which is comprised of a revolving credit facility and a term loan, bears interest at an annual rate equal to the prime rate or LIBOR plus an applicable margin based on a financial leverage ratio. As of April 15, 2007, the applicable margin for the LIBOR-based revolving loans and term loan was set at 1.375%. A hypothetical 100 basis point increase in short-term interest rates, based on the outstanding balance of our revolving credit facility and term loan at April 15, 2007, would result in an estimated increase of $2.2 million in annual interest expense. The estimated increase is based on holding the unhedged portion of bank debt at its April 15, 2007 level.
          Changes in interest rates also impact our pension expense, as do changes in the expected long-term rate of return on our pension plan assets. An assumed discount rate is used in determining the present value of future cash outflows currently expected to be required to satisfy the pension benefit obligation when due. Additionally, an assumed long-term rate of return on plan assets is used in determining the average rate of earnings expected on the funds invested or to be invested to provide the benefits to meet our projected benefit obligation. A hypothetical 25 basis point reduction in the assumed discount rate and expected long-term rate of return on plan assets would result in an estimated increase of $1.5 million and $0.5 million, respectively, in our future annual pension expense.
          We are also exposed to the impact of commodity and utility price fluctuations related to unpredictable factors such as weather and various other market conditions outside our control. Our ability to recover increased costs through higher prices is limited by the competitive environment in which we operate. From time-to-time we enter into futures and option contracts to manage these fluctuations. Open commodity futures and option contracts at April 15, 2007 were not significant.
          At April 15, 2007, we had no other material financial instruments subject to significant market exposure.
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
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
          On December 20, 2006, the Board of Directors authorized a program to repurchase up to 3.3 million shares in calendar year 2007. The following table summarizes shares repurchased pursuant to this program during the quarter ended April 15, 2007:

			(c)	(d)
			Total number of	Maximum dollar
	(a) Total	(b)	shares purchased as	value that may yet
	number of	Average	part of publicly	be purchased
	shares purchased	price paid per share	announced programs	under the programs

January 22, 2007 — February 21, 2007	—	$—	—	$100,000,000 (1)
February 22, 2007 — March 21, 2007	1,814,400	$69.31	1,814,400	$100,000,000 (1)
March 22, 2007 — April 15, 2007	1,349,577	$69.83	1,349,577	$100,000,000 (1)

Total	3,163,977	$69.53	3,163,977	$100,000,000 (1)

(1)	Pursuant to a stock repurchase program authorized by our Board of Directors in September 2005, we have approximately $100 million of repurchase availability, which expires in September 2008. Under the December 20, 2006 stock repurchase authorization, we have approximately 136,000 shares available to repurchase in calendar year 2007.
          We did not pay any cash or other dividends during the last two fiscal years. Our credit agreement provides for a remaining aggregate amount of $297 million for the repurchase of our common stock and $50 million for the potential payment of cash dividends. However, we do not anticipate paying dividends in the foreseeable future.
ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
          Our annual meeting of stockholders was held February 16, 2007, at which the following matters were voted as indicated:

	For	Withheld	Abstain
1. Election of the following directors to serve until the next annual meeting of stockholders and until their successors are elected and qualified.

Michael E. Alpert	31,112,017	676,520	—
George Fellows	31,632,410	156,127	—
Anne B. Gust	31,550,520	238,017	—
Alice B. Hayes, Ph.D.	31,660,270	128,267	—
Murray H. Hutchison	31,661,920	126,617	—
Linda A. Lang	30,660,773	1,127,764	—
Michael W. Murphy	31,649,543	138,994	—
David M. Tehle	31,707,433	81,104	—

	For	Against	Abstain	Broker Non-Votes
2. Ratification of appointment of KPMG LLP as independent registered public accountants	31,037,233	747,182	4,122	2,108,279

ITEM 6. EXHIBITS

Number	Description
3.1	Restated Certificate of Incorporation, as amended, which is incorporated herein by reference from registrant’s Annual Report on Form 10-K for the fiscal year ended October 3, 1999.

3.2	Amended and Restated Bylaws, which are incorporated herein by reference from the registrant’s Current Report on Form 8-K dated November 13, 2006.

10.1	Credit Agreement dated as of December 15, 2006 by and among Jack in the Box Inc. and the lenders named therein, which is incorporated herein by reference from the registrant’s Current Report on Form 8-K dated December 15, 2006.

10.2	Collateral Agreement dated as of December 15, 2006 by and among Jack in the Box Inc. and the lenders named therein, which is incorporated herein by reference from the registrant’s Current Report on Form 8-K dated December 15, 2006.

10.3	Guaranty Agreement dated as of December 15, 2006 by and among Jack in the Box Inc. and the lenders named therein, which is incorporated herein by reference from the registrant’s Current Report on Form 8-K dated December 15, 2006.

10.4*	Amended and Restated 1992 Employee Stock Incentive Plan, which is incorporated herein by reference from registrant’s Registration Statement on Form S-8 (No. 333-26781) filed May 9, 1997.

10.5*	Jack in the Box Inc. 2002 Stock Incentive Plan, which is incorporated herein by reference from the registrant’s Definitive Proxy Statement dated January 18, 2002 for the Annual Meeting of Stockholders’ on February 22, 2002.

10.5.1*	Form of Restricted Stock Award for certain executives under the 2002 Stock Incentive Plan, which is incorporated herein by reference from registrant’s Quarterly Report on Form 10-Q for the quarter ended January 19, 2003.

10.6*	Supplemental Executive Retirement Plan, which is incorporated herein by reference from registrant’s Annual Report on Form 10-K for the fiscal year ended September 30, 2001.

10.6.1*	First Amendment dated as of August 2, 2002 to the Supplemental Executive Retirement Plan, which is incorporated herein by reference from registrant’s Annual Report on Form 10-K for the fiscal year ended September 29, 2002.

10.6.2*	Second Amendment dated as of November 9, 2006 to the Supplemental Executive Retirement Plan, which is incorporated herein by reference from the registrant’s Annual Report on Form 10-K for the year ended October 1, 2006.

10.6.3*	Third Amendment dated as of February 15, 2007 to the Supplemental Executive Retirement Plan.

10.7*	Amended and Restated Performance Bonus Plan effective October 2, 2000, which is incorporated herein by reference from the registrant’s Definitive Proxy Statement dated January 13, 2006 for the Annual Meeting of Stockholders on February 17, 2006.

10.7.1*	Bonus Program for Fiscal 2007 Under the Performance Bonus Plan, which is incorporated herein by reference from the registrant’s Current Report on Form 8-K dated September 18, 2006.

10.8*	Deferred Compensation Plan for Non-Management Directors, which is incorporated herein by reference from registrant’s Definitive Proxy Statement dated January 17, 1995 for the Annual Meeting of Stockholders on February 17, 1995.

10.8.1*	Amended and Restated Deferred Compensation Plan for Non-Management Directors effective November 9, 2006, which is incorporated herein by reference from the registrant’s Annual Report on Form 10-K for the year ended October 1, 2006.

10.9*	Amended and Restated Non-Employee Director Stock Option Plan, which is incorporated herein by reference from registrant’s Annual Report on Form 10-K for the fiscal year ended October 3, 1999.

10.10*	Form of Compensation and Benefits Assurance Agreement for Executives, which is incorporated herein by reference from the registrant’s Quarterly Report on Form 10-Q for the quarter ended July 9, 2006.

Number	Description
10.11*	Form of Indemnification Agreement between Jack in the Box Inc. and certain officers and directors, which is incorporated herein by reference from registrant’s Annual Report on Form 10-K for the fiscal year ended September 29, 2002.

10.13*	Executive Deferred Compensation Plan, which is incorporated herein by reference from registrant’s Quarterly Report on Form 10-Q for the quarter ended January 19, 2003.

10.14(a)*	Schedule of Restricted Stock Awards, which is incorporated herein by reference from the registrant’s Annual Report on Form 10-K for the year ended October 1, 2006.

10.15*	Executive Retention Agreement between Jack in the Box Inc. and Gary J. Beisler, President and Chief Executive Officer of Qdoba Restaurant Corporation, which is incorporated herein by reference from registrant’s Quarterly Report on Form 10-Q for the quarter ended April 13, 2003.

10.16*	Amended and Restated 2004 Stock Incentive Plan, which is incorporated herein by reference from the registrant’s Current Report on Form 8-K dated February 24, 2005.

10.16.1*	Form of Restricted Stock Award for certain executives under the 2004 Stock Incentive Plan, which is incorporated herein by reference from the registrant’s Current Report on Form 8-K dated October 24, 2005.

10.16.2*	Form of Stock Option Awards under the 2004 Stock Incentive Plan, which is incorporated herein by reference from the registrant’s Current Report on Form 8-K dated September 10, 2004.

10.16.3*	Jack in the Box Inc. Non-Employee Director Stock Option Award Agreement under the 2004 Stock Incentive Plan, which is incorporated herein by reference from the registrant’s Current Report on Form 8-K dated November 10, 2005.

10.21*	Executive Compensation — Base Salaries effective October 2, 2006, which is incorporated herein by reference from the registrant’s Annual Report on Form 10-K for the year ended October 1, 2006.

10.23*	Summary of Director Compensation effective fiscal 2007, which is incorporated herein by reference from the registrant’s Annual Report on Form 10-K for the year ended October 1, 2006.

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Management contract or compensatory plan.
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

Date: May 16, 2007