Form 10-Q
period 2007-07-08
JACK IN THE BOX INC /NEW/
filed 2007-08-08
CIK 807882

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended July 8, 2007
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
Yes ☐  No ☑
Number of shares of common stock, $.01 par value, outstanding as of the close of business August 3, 2007 — 31,420,972.

JACK IN THE BOX INC. AND SUBSIDIARIES

PART I. FINANCIAL INFORMATION
ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS
JACK IN THE BOX INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Dollars in thousands, except per share data)
(Unaudited)

	July 8,	October 1,
	2007	2006

ASSETS
Current assets:
Cash and cash equivalents (includes restricted cash of $47,789 and $47,655, respectively)	$86,512	$233,906
Accounts and other receivables, net	47,003	30,874
Inventories	44,879	41,202
Prepaid expenses	27,586	23,489
Deferred income taxes	43,889	43,889
Assets held for sale and leaseback	25,325	23,059
Other current assets	8,634	6,711

Total current assets	283,828	403,130

Property and equipment, at cost	1,545,488	1,505,306
Less accumulated depreciation and amortization	625,183	590,530

Property and equipment, net	920,305	914,776

Other assets, net	224,055	202,555

	$1,428,188	$1,520,461

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current maturities of long-term debt	$5,960	$37,539
Accounts payable	61,343	61,059
Accrued liabilities	212,609	240,320

Total current liabilities	279,912	338,918

Long-term debt, net of current maturities	428,441	254,231
Other long-term liabilities	156,494	145,587
Deferred income taxes	57,672	70,840
Stockholders’ equity:
Preferred stock $.01 par value, 15,000,000 authorized, none issued	—	—
Common stock $.01 par value, 75,000,000 authorized, 42,610,192 and 46,960,155 issued, respectively	426	470
Capital in excess of par value	126,102	431,624
Retained earnings	654,352	555,046
Accumulated other comprehensive loss, net	(752)	(1,796)
Treasury stock, at cost, 11,196,728 shares	(274,459)	(274,459)

Total stockholders’ equity	505,669	710,885

	$1,428,188	$1,520,461

See accompanying notes to consolidated financial statements.

JACK IN THE BOX INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF EARNINGS
(In thousands, except per share data)
(Unaudited)

	Twelve Weeks Ended		Forty Weeks Ended
	July 8,	July 9,	July 8,	July 9,
	2007	2006	2007	2006

Revenues:
Restaurant sales	$503,080	$488,054	$1,654,933	$1,615,756
Distribution and other sales	143,972	130,076	437,529	378,159
Franchised restaurant revenues	33,151	25,216	105,100	81,197

	680,203	643,346	2,197,562	2,075,112

Operating costs and expenses:
Restaurant costs of sales	164,372	149,399	521,703	504,913
Restaurant operating costs	250,998	247,598	834,386	829,164
Distribution and other costs of sales	142,329	128,218	433,483	373,510
Franchised restaurant costs	13,201	10,679	42,544	33,530
Selling, general and administrative expenses	62,170	68,193	221,074	226,874
Gains on sale of company-operated restaurants	(12,638)	(5,642)	(27,039)	(19,829)

	620,432	598,445	2,026,151	1,948,162

Earnings from operations	59,771	44,901	171,411	126,950

Interest expense, net	6,099	2,685	16,874	10,115

Earnings before income taxes	53,672	42,216	154,537	116,835

Income taxes	18,929	14,375	55,231	41,984

Net earnings	$34,743	$27,841	$99,306	$74,851

Net earnings per share:
Basic	$1.11	$.79	$2.98	$2.15
Diluted	$1.08	$.77	$2.90	$2.09

Weighted-average shares outstanding:
Basic	31,180	35,073	33,328	34,858
Diluted	32,027	36,018	34,267	35,850
See accompanying notes to consolidated financial statements.

JACK IN THE BOX INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Forty Weeks Ended
	July 8,	July 9,
	2007	2006

Cash flows from operating activities:
Net earnings	$99,306	$74,851
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	71,856	67,440
Deferred finance cost amortization	1,085	866
Provision for deferred income taxes	(13,811)	(3,254)
Share-based compensation expense for equity-classified awards	8,353	6,500
Pension and postretirement expense	12,404	19,593
Gains on cash surrender value of company-owned life insurance	(6,843)	(1,990)
Gains on sale of company-operated restaurants	(27,039)	(19,829)
Losses on the disposition of property and equipment, net	10,751	7,109
Loss on early retirement of debt	1,939	—
Impairment charges and other	488	2,161
Changes in assets and liabilities:
Increase in receivables	(16,144)	(3,974)
Increase in inventories	(3,677)	(957)
Decrease (increase) in prepaid expenses and other current assets	(4,073)	1,355
Increase in accounts payable	3,491	10,859
Pension and postretirement contributions	(11,014)	(15,797)
Increase (decrease) in other liabilities	(4,539)	15,480

Cash flows provided by operating activities	122,533	160,413

Cash flows from investing activities:
Purchases of property and equipment	(106,984)	(96,845)
Proceeds from the sale of property and equipment	1,199	1,865
Proceeds from the sale of company-operated restaurants	34,606	27,109
Proceeds from assets held for sale and leaseback, net	56	22,280
Collections on notes receivable	61	850
Purchase of investments	(5,174)	(6,491)
Acquisition of franchise-operated restaurants	(6,960)	—
Other	(1,490)	(484)

Cash flows used in investing activities	(84,686)	(51,716)

Cash flows from financing activities:
Proceeds from issuance of debt	475,000	—
Principal payments on debt	(332,833)	(6,139)
Debt costs	(7,357)	(260)
Repurchase of common stock	(363,402)	(49,997)
Excess tax benefits from share-based compensation arrangements	16,649	8,885
Proceeds from issuance of common stock	26,702	26,629

Cash flows used in financing activities	(185,241)	(20,882)

Net increase (decrease) in cash and cash equivalents	$(147,394)	$87,815

See accompanying notes to consolidated financial statements.

JACK IN THE BOX INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
1.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

Our fiscal year is 52 or 53 weeks ending the Sunday closest to September 30. Fiscal year 2007 and 2006 include 52 weeks. Our first quarter includes 16 weeks and each remaining quarter includes 12 weeks. All comparisons between 2007 and 2006 refer to the 12-week (“quarter”) and 40-week (“year-to-date”) periods ended July 8, 2007 and July 9, 2006, respectively, unless otherwise indicated.

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

Restricted Cash — To reduce our letter of credit fees incurred under the credit facility, we entered into a separate cash-collateralized letter of credit agreement in October 2004. At July 8, 2007, we had letters of credit outstanding under this agreement of $43.4 million, which were collateralized by approximately $47.8 million of cash and cash equivalents. Although we intend to continue this agreement, we have the ability to terminate the cash-collateralized letter of credit agreement thereby eliminating the restrictions on cash and cash equivalents.

Company-owned Life Insurance — We have elected to purchase company-owned life insurance policies to support our non-qualified benefit plans. The cash surrender values of these policies were $65.6 million and $54.4 million as of July 8, 2007 and October 1, 2006, respectively, and are included in other assets, net in the accompanying condensed consolidated balance sheets. A portion of these policies resides in an umbrella trust for use only to pay plan benefits to participants or to pay creditors if the Company becomes insolvent. As of July 8, 2007 and October 1, 2006, the trust includes cash surrender values of $26.7 million and $24.4 million, respectively, and cash of $0.8 million.

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

Loan origination costs associated with the new credit facility were $7.4 million and are included as deferred costs in other assets, net in the accompanying condensed consolidated balance sheet as of July 8, 2007. Deferred financing fees of $1.9 million related to the prior credit facility were written-off in the first quarter and are included in interest expense, net in the accompanying consolidated statement of earnings for the year-to-date period ended July 8, 2007.

At inception, we borrowed $475.0 million under the term loan facility and used the proceeds to repay all borrowings under the prior credit facility, to pay related transaction fees and expenses and to repurchase a portion of our outstanding stock. On April 13, 2007, we elected to make, without penalty, a $60.0 million optional prepayment of our term loan, which will be applied to the remaining scheduled principal installments in the direct order of maturity. The prepayment reduced the interest rate on the credit facility by 25 basis points to LIBOR plus 1.125%. At July 8, 2007, we had no borrowings under the revolving credit facility, $328.1 million outstanding under the term loan and had letters of credit outstanding of $0.2 million.

Concurrent with the termination of our prior credit facility, we liquidated our then existing interest rate swap agreements. In connection with the liquidation, the fair value of the interest rate swaps recorded as a component of accumulated other comprehensive loss was reversed and we realized a net gain of $0.4 million, included in interest expense, net in the accompanying consolidated statement of earnings for the year-to-date period ended July 8, 2007.

New Interest Rate Swaps — We are exposed to interest rate volatility with regard to our variable rate debt. To reduce our exposure to rising interest rates, in March 2007, we entered into two interest rate swap agreements that will effectively convert $200.0 million of our variable rate term loan borrowings to a fixed rate basis for three years. These agreements have been designated as cash flow hedges under the terms of Statement of Financial Accounting Standards (“SFAS”) 133, Accounting for Derivative Instruments and Hedging Activities, with effectiveness assessed based on changes in the present value of interest payments on the term loan. As such, the gains or losses on these derivatives will be reported in other comprehensive income.

3.	RETIREMENT PLANS

Defined Benefit Pension Plans — We have non-contributory defined benefit pension plans covering those employees meeting certain eligibility requirements. The plans provide retirement benefits based on years of service and compensation and are subject to modification at any time. It is our practice to fund retirement costs as necessary.

JACK IN THE BOX INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
3.	RETIREMENT PLANS (continued)

The components of net periodic pension cost under these plans for each period are (in thousands):

	Twelve Weeks Ended		Forty Weeks Ended
	July 8,	July 9,	July 8,	July 9,
	2007	2006	2007	2006

Service cost	$2,200	$3,044	$8,381	$9,770
Interest cost	3,276	3,383	12,325	10,941
Expected return on plan assets	(2,998)	(2,892)	(11,542)	(9,537)
Recognized actuarial loss	465	2,097	1,791	6,318
Net amortization	304	378	1,027	1,248

Net periodic pension cost	$3,247	$6,010	$11,982	$18,740

In 2007, we contributed $9.0 million to our qualified plan and $1.6 million to our non-qualified plan. We expect to contribute approximately $3.5 million to our pension plans during the remainder of fiscal 2007.
Postretirement Benefit Plans — We also sponsor health care plans that provide postretirement medical benefits for employees who meet minimum age and service requirements. The plans are contributory and contain cost-sharing features such as deductibles and coinsurance. Our policy is to fund the cost of medical benefits in amounts determined at the discretion of management.
The components of net periodic postretirement benefit cost for each period are (in thousands):

	Twelve Weeks Ended		Forty Weeks Ended
	July 8,	July 9,	July 8,	July 9,
	2007	2006	2007	2006

Service cost	$49	$63	$164	$209
Interest cost	249	236	831	787
Net amortization	(172)	(43)	(573)	(143)

Net periodic postretirement benefit cost	$126	$256	$422	$853

In 2007, we contributed $0.4 million to our postretirement benefit plans and we expect to contribute approximately $0.2 million during the remainder of fiscal 2007.
4.	RESTAURANT CLOSING CHARGES

Total accrued restaurant closing costs, included in accrued liabilities and other long-term liabilities, were $4.7 million as of July 8, 2007 and $5.0 million as of October 1, 2006. In the years ended 2007 and 2006, lease exit costs of $0.4 million and $0.3 million, respectively, were charged to operations, resulting primarily from revisions to certain sublease assumptions. Cash payments of $0.7 million and $0.6 million, were applied against the restaurant closing costs accrual in the years ended 2007 and 2006, respectively.

5.	INCOME TAXES

The income tax provisions reflect year-to-date tax rates of 35.7% in 2007 and 35.9% in 2006. The decrease in the effective tax rate compared with a year ago is due primarily to the retroactive reinstatement of the Work Opportunity Tax Credit program recorded as a discrete item in the first quarter of fiscal 2007. The final annual tax rate cannot be determined until the end of the fiscal year; therefore, the actual rate could differ from our current estimates.

JACK IN THE BOX INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
6.	STOCKHOLDERS’ EQUITY

Repurchases of Common Stock — On November 21, 2006, we announced the commencement of a modified “Dutch Auction” tender offer (“Tender Offer”) for up to 5.5 million shares of our common stock at a price per share not less than $55.00 and not greater than $61.00, for a maximum aggregate purchase price of $335.5 million. On December 19, 2006, we accepted for purchase approximately 2.3 million shares of common stock at a purchase price of $61.00 per share, for a total cost of $143.3 million.

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

Comprehensive Income — Our total comprehensive income, net of taxes, was as follows (in thousands):

	Twelve Weeks Ended		Forty Weeks Ended
	July 8,	July 9,	July 8,	July 9,
	2007	2006	2007	2006

Net earnings	$34,743	$27,841	$99,306	$74,851
Net unrealized gains related to cash flow hedges	1,184	272	1,278	1,329
Net realized gains reclassified into net earnings on liquidation of interest rate swaps	—	—	(234)	—

Total comprehensive income	$35,927	$28,113	$100,350	$76,180

The components of accumulated other comprehensive loss, net of taxes, were as follows at the end of each period (in thousands):

	July 8,	October 1,
	2007	2006

Additional minimum pension liability adjustment	$(2,393)	$(2,393)
Net unrealized gains related to cash flow hedges	1,641	597

Accumulated other comprehensive loss, net	$(752)	$(1,796)

7.	SHARE-BASED EMPLOYEE COMPENSATION

Compensation Expense — We offer share-based compensation plans to attract, retain, and motivate key officers, non-employee directors, and employees to work toward the financial success of the Company. The components of share-based compensation expense recognized in each period are as follows (in thousands):

	Twelve Weeks Ended		Forty Weeks Ended
	July 8,	July 9,	July 8,	July 9,
	2007	2006	2007	2006

Stock options	$1,087	$1,215	$5,425	$4,999
Performance-vested stock awards	536	219	1,786	894
Nonvested stock awards	395	187	856	607
Deferred compensation for directors	66	(289)	610	1,400

Total share-based compensation expense	$2,084	$1,332	$8,677	$7,900

JACK IN THE BOX INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
7.	SHARE-BASED EMPLOYEE COMPENSATION (continued)

Deferred Compensation Plan for Non-Management Directors — We maintain a deferred compensation plan for non-management directors under which those who are eligible to receive fees or retainers may choose to defer receipt of their compensation. The amounts deferred are converted into stock equivalents at the then current market price of our common stock. Effective November 9, 2006, the deferred compensation plan has been amended to eliminate a 25% company match of such deferred amounts and require settlement in shares of our common stock based on the number of stock equivalents at the time of a participant’s separation from the Board of Directors. As a result of changing the method of settlement from cash to stock, the deferred compensation obligation has been reclassified from accrued liabilities to capital in excess of par value in the accompanying condensed consolidated balance sheet as of July 8, 2007.

8.	AVERAGE SHARES OUTSTANDING

The following table reconciles basic weighted-average shares outstanding to diluted weighted-average shares outstanding (in thousands):

	Twelve Weeks Ended		Forty Weeks Ended
	July 8,	July 9,	July 8,	July 9,
	2007	2006	2007	2006

Weighted-average shares outstanding — basic	31,180	35,073	33,328	34,858
Assumed additional shares issued upon exercise of stock options, net of shares reacquired at the average market price	709	858	804	929
Assumed vesting of nonvested stock, net of shares reacquired at the average market price	138	87	135	63

Weighted-average shares outstanding — diluted	32,027	36,018	34,267	35,850

Stock options excluded (1)	—	313	259	317
Performance-vested awards excluded (2)	209	144	209	144

(1)	These stock options were not included in the computation of diluted earnings per share because the effect would have been antidilutive.

(2)	These performance-vested awards were not included in the computation of diluted earnings per share because achievement of the performance metrics necessary for the issuance of the related shares had not been attained as of July 8, 2007 and July 9, 2006.
9.	CONTINGENCIES AND LEGAL MATTERS

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
Summarized financial information concerning our reportable segment follows (in thousands):

	Twelve Weeks Ended		Forty Weeks Ended
	July 8,	July 9,	July 8,	July 9,
	2007	2006	2007	2006

Jack in the Box revenues	$656,672	$624,576	$2,128,758	$2,019,607
Jack in the Box earnings from operations	56,536	42,243	163,948	120,526
Interest expense and income taxes are not reported for operating segments in accordance with our method of internal reporting.
A reconciliation of reportable segment revenues to consolidated revenue follows (in thousands):

	Twelve Weeks Ended		Forty Weeks Ended
	July 8,	July 9,	July 8,	July 9,
	2007	2006	2007	2006

Jack in the Box revenues	$656,672	$624,576	$2,128,758	$2,019,607
Qdoba revenues	23,531	18,770	68,804	55,505

Consolidated revenues	$680,203	$643,346	$2,197,562	$2,075,112

A reconciliation of reportable segment earnings from operations to consolidated earnings from operations follows (in thousands):

	Twelve Weeks Ended		Forty Weeks Ended
	July 8,	July 9,	July 8,	July 9,
	2007	2006	2007	2006

Jack in the Box earnings from operations	$56,536	$42,243	$163,948	$120,526
Qdoba earnings from operations	3,235	2,658	7,463	6,424

Consolidated earnings from operations	$59,771	$44,901	$171,411	$126,950

11. CASH FLOW INFORMATION
Additional information related to cash flows are as follows (in thousands):

	Forty Weeks Ended
	July 8,	July 9,
	2007	2006

Cash paid during the year for:
Interest, net of amounts capitalized	$23,603	$16,166
Income tax payments	75,213	31,751
Capital lease obligations incurred	464	159
The presentation of cash flows related to accrued purchases of property and equipment in the consolidated statement of cash flows for the forty weeks ended July 9, 2006 has changed in accordance with SFAS 95, Statement of Cash Flows. As a result, cash flows from operating activities increased and cash flows from investing activities decreased by $6.4 million. There was no impact of this change on the consolidated statement of cash flows for the year ended October 1, 2006.

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

In September 2006, the FASB issued SFAS 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans — an amendment of FASB Statements No. 87, 88, 106 and 132(R). SFAS 158 requires recognition of the overfunded or underfunded status of a defined benefit plan as an asset or liability. Under SFAS 158, unrecognized prior service costs and actuarial gains and losses must be recognized as a component of accumulated other comprehensive income (loss). Additionally, SFAS 158 requires that companies measure their plan assets and benefit obligations at the end of their fiscal year. SFAS 158 is effective as of the end of fiscal years ending after December 15, 2006, except for the measurement date provisions which are effective for fiscal years ending after December 15, 2008. We will not be able to determine the impact the adoption of SFAS 158 will have on our consolidated financial statements until the end of fiscal year 2007 when such valuation is completed. However, based on valuations performed as of June 30, 2006, had we been required to adopt the provisions of SFAS 158 as of October 1, 2006, our qualified defined benefit plan, unfunded non-qualified defined benefit plan, and postretirement benefit plans would have been underfunded by $10.5 million, $36.8 million and $16.7 million, respectively. To recognize our underfunded positions and to appropriately record our unrecognized prior service costs and actuarial gains and losses as a component of accumulated other comprehensive income (loss), we would have been required to decrease stockholders’ equity by $26.0 million for our defined benefit plans and increase stockholders’ equity by approximately $3.4 million for our postretirement benefit plans. As of October 1, 2006, in accordance with existing pension literature, we have recorded a prepaid benefit cost for our qualified defined benefit plan of $24.5 million.

In February 2007, the FASB issued SFAS 159, The Fair Value Option for Financial Assets and Financial Liabilities. SFAS 159 permits entities to voluntarily choose to measure many financial instruments and certain other items at fair value. SFAS 159 is effective for fiscal years beginning after November 15, 2007. We are currently in the process of determining whether to elect the fair value measurement options available under this standard.

Other accounting standards that have been issued or proposed by the FASB or other standards-setting bodies that do not require adoption until a future date are not expected to have a material impact on our consolidated financial statements upon adoption.

JACK IN THE BOX INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
13.	SUBSEQUENT EVENT

On August 3, 2007, the Company’s Board of Directors approved a 2-for-1 split of the Company’s common stock, to be effected in the form of a special 100% stock dividend. The split is subject to stockholder approval of a charter amendment to increase the Company’s authorized common stock. The proposed increase in authorized common stock would provide sufficient authorized and unissued shares of common stock to ensure consummation of the split, satisfy the Company’s obligations under its benefit plans and accommodate other corporate purposes. We will hold a special meeting of stockholders on September 21, 2007, to vote on such increase in the number of authorized shares of common stock.

If the increase in the number of authorized shares is approved, the stock split will require retroactive restatement of all historical share and per share data in our Form 10-K for the fiscal year ending on September 30, 2007. Shareholders’ equity will also be restated to give retroactive recognition of the split. For all periods presented, the par value of the additional shares will be reclassified from capital in excess of par value to common stock.

All numbers in the condensed consolidated financial statements are presented on a pre-split basis. The Company’s historical net earnings per share on a pro-forma basis, assuming the stock split had occurred on October 3, 2006, would be as follows:

	Twelve Weeks Ended		Forty Weeks Ended
	July 8,	July 9,	July 8,	July 9,
	2007	2006	2007	2006
Net earnings per share:
Basic	$.56	$.40	$1.49	$1.07
Diluted	$.54	$.39	$1.45	$1.04

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Results of Operations
     All comparisons under this heading between 2007 and 2006 refer to the 12-week (“quarter”) and 40-week (“year-to-date”) periods ended July 8, 2007 and July 9, 2006, respectively, unless otherwise indicated.
Overview
     As of July 8, 2007, Jack in the Box Inc. (the “Company”) owned, operated, and franchised 2,107 Jack in the Box quick-service restaurants and 371 Qdoba Mexican Grill (“Qdoba”) fast-casual restaurants.
     The Company’s primary source of revenue is from retail sales at company-operated restaurants. The Company also derives revenue from sales of food and packaging to Jack in the Box and Qdoba franchises, retail sales from fuel and convenience stores (“Quick Stuff”), and revenue from franchisees including royalties, based upon a percent of sales, franchise fees and leased real estate.
     The Company also recognizes gains from the sale of company-operated restaurants to franchisees which are presented as a reduction of operating costs and expenses in the accompanying consolidated statements of earnings. Effective in the first quarter of 2007, the Company is reporting gains as a discrete line item within operating costs and expenses, rather than within revenues, as previously presented. Last year’s gains on sale of company-operated restaurants to franchisees have been reclassified to conform with the current year presentation.
     The quick-service restaurant industry has become more complex and challenging in recent years. Challenges presently facing the sector include higher levels of consumer expectations, intense competition with respect to market share, restaurant locations, labor, menu and product development, changes in the economy, including costs of commodities, and trends for healthier eating.
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
     The following summarizes the most significant events occurring in fiscal year 2007:
•	Restaurant Sales. New product introductions, including our 100% Sirloin Burger, Sirloin Steak ‘n’ Cheddar and Steak ‘n’ Mushroom Ciabatta sandwiches, and strong customer response to marketing messages promoting the chain’s premium products and value menu contributed to sales growth at Jack in the Box restaurants increasing both the average check and number of transactions. This positive sales momentum resulted in increases in “same-store” sales (those restaurants open more than one year) of 6.4% at Jack in the Box company-operated restaurants and 4.2% at Qdoba system restaurants.
•	Re-Image Program. We continued to re-image our Jack in the Box restaurants and remain on pace to re-image 150-200 restaurants in fiscal 2007. Through the first three quarters of fiscal 2007, we re-imaged 118 restaurants with a comprehensive program that includes a complete redesign of the dining room and common areas. According to a proprietary brand image and loyalty study, the newly re-imaged restaurants are expanding their customer base, generating more guest visits and gaining more loyal guests.

•	Franchising Program. We continued to make progress on our strategic initiative to expand franchising through new restaurant development and sales of company-operated restaurants to franchisees. Included among the 52 Jack in the Box restaurants refranchised in fiscal 2007 was a transaction involving 14 locations in Houston, which was previously a company-operated market. Additionally, we have signed franchise development agreements to expand the Jack in the Box brand into three new contiguous markets.

•	Stock Repurchases. Pursuant to a modified “Dutch Auction” tender offer (“Tender Offer”) in the first quarter and a 10b5-1 plan for a stock repurchase program authorized by our Board of Directors in the second quarter, we repurchased 5.5 million shares of our common stock for $363.4 million.

•	Credit Agreement. In the first quarter, we entered into a new credit agreement consisting of a revolving credit facility of $150 million with a five-year maturity and a term loan facility of $475 million with a six-year maturity.

•	Debt Prepayment. Using our available cash resources, in the second quarter we prepaid without penalty $60 million of our term loan which is expected to result in annualized interest savings of approximately $2 million.

•	Interest Rate Swaps. To reduce exposure to rising interest rates, we converted $200 million of our term loan at floating rates to a fixed interest rate for the next three years by entering into two interest rate swap contracts.
     The following table sets forth, unless otherwise indicated, the percentage relationship to total revenues of certain items included in the Company’s consolidated statements of earnings.

STATEMENTS OF EARNINGS DATA

	Twelve Weeks Ended		Forty Weeks Ended
	July 8,	July 9,	July 8,	July 9,
	2007	2006	2007	2006

Revenues:
Restaurant sales	74.0%	75.9%	75.3%	77.9%
Distribution and other sales	21.1	20.2	19.9	18.2
Franchise restaurant revenues	4.9	3.9	4.8	3.9

Total revenues	100.0%	100.0%	100.0%	100.0%

Operating costs and expenses:
Restaurant costs of sales (1)	32.7%	30.6%	31.5%	31.2%
Restaurant operating costs (1)	49.9	50.7	50.4	51.3
Distribution and other costs of sales (1)	98.9	98.6	99.1	98.8
Franchise restaurant costs (1)	39.8	42.4	40.5	41.3
Selling, general and administrative expenses	9.1	10.6	10.1	10.9
Gains on sale of company-operated restaurants	(1.9)	(0.9)	(1.2)	(1.0)
Earnings from operations	8.8	7.0	7.8	6.1

(1)	As a percentage of the related sales and/or revenues.
     The following table summarizes the number of systemwide restaurants:
SYSTEMWIDE RESTAURANT UNITS

	July 8,	October 1,	July 9,
	2007	2006	2006

Jack in the Box:
Company-operated	1,440	1,475	1,499
Franchised	667	604	566

Total system	2,107	2,079	2,065

Qdoba:
Company-operated	83	70	66
Franchised	288	248	232

Total system	371	318	298

Consolidated:
Company-operated	1,523	1,545	1,565
Franchised	955	852	798

Total system	2,478	2,397	2,363

Revenues
     Restaurant sales increased $15.0 million, or 3.1%, in the quarter and $39.2 million, or 2.4% year-to-date. This sales growth primarily reflects an increase in per store average (“PSA”) sales at Jack in the Box and Qdoba company-operated restaurants, offset in part by a decrease in the number of company-operated restaurants. Same-store sales at Jack in the Box company-operated restaurants increased 7.4% and 6.4%, respectively, in 2007 compared with a year ago, reflecting an increase in both average check and transactions primarily due to the success of new product introductions and continued focus on our brand reinvention initiatives. The number of company-operated Jack in the Box restaurants decreased by 59 since a year ago, primarily reflecting the sale of restaurants to franchisees, which was partially offset by an increase in Qdoba restaurants.
     Distribution and other sales, which include Quick Stuff fuel and convenience store sales, grew to $144.0 million and $437.5 million, respectively, in 2007 from $130.1 million and $378.2 million in 2006. Distribution sales to Jack in the Box and Qdoba franchisees grew primarily due to an increase in the number of franchised restaurants serviced by our distribution centers. Sales from our Quick Stuff locations increased primarily due to an increase in the number of locations to 58 at the end of the quarter from 50 a year ago, offset in part by a decrease in PSA fuel gallons sold.
     Franchised restaurant revenues, which include rents, royalties and fees from restaurants operated by franchisees, increased to $33.2 million and $105.1 million, respectively, in 2007 from $25.2 million and $81.2 million in 2006, primarily reflecting growth in the number of franchised restaurants and increases in PSA sales at franchised restaurants. The number of franchised restaurants at the end of the quarter grew to 955 from 798 a year ago, reflecting the franchising of Jack in the Box company-operated restaurants and new restaurant development by Jack in the Box and Qdoba franchisees.
Costs and Expenses
     Restaurant costs of sales, which include food and packaging costs, were $164.4 million and $521.7 million, respectively, in 2007 compared with $149.4 million and $504.9 million in 2006. As a percentage of restaurant sales, restaurant costs of sales increased to 32.7% and 31.5% in 2007 from 30.6% and 31.2% in 2006. In both periods, higher commodity costs, primarily beef, eggs and cheese, and product mix changes were offset by lower packaging costs and modest selling price increases. Beef costs for the quarter were up approximately 9% versus prior year. Egg and cheese costs were also up substantially in the quarter. We expect higher food costs to continue for the balance of the year.
     Restaurant operating costs increased to $251.0 million and $834.4 million, respectively, in 2007 from $247.6 million and $829.2 million in 2006. As a percentage of restaurant sales, restaurant operating costs decreased to 49.9% and 50.4%, respectively, in 2007 from 50.7% and 51.3% in 2006. The percentage improvement in 2007 is primarily due to fixed-cost leverage on same-store sales growth, lower costs for utilities, profit improvement initiatives, and fairly stable labor rates offset in part by the costs of brand re-invention.
     Distribution and other cost of sales increased to $142.3 million and $433.5 million, respectively, in 2007 from $128.2 million and $373.5 million in 2006, primarily reflecting an increase in the related sales. As a percentage of the related sales, these costs increased to 98.9% and 99.1%, respectively, in 2007 from 98.6% and 98.9% in 2006. In the quarter, the percentage increase was impacted by higher commodity costs offset in part by an increase in our gross profit per gallon. Year-to-date, the percent of sales increase primarily relates to the impact of higher retail prices per gallon of fuel at our Quick Stuff locations, which had proportionately higher costs, but yielded stable penny profits.

     Franchised restaurant costs, principally rents and depreciation on properties leased to Jack in the Box franchisees, increased to $13.2 million and $42.5 million, respectively, in 2007 from $10.7 million and $33.5 million in 2006, due primarily to an increase in the number of franchised restaurants.
     Selling, general and administrative expenses (“SG&A”) were $62.2 million and $221.1 million, respectively, in 2007 compared with $68.2 million and $226.9 million in 2006. SG&A expenses improved to 9.1% and 10.1% of revenues, respectively, in 2007 compared with 10.6% and 10.9%, respectively, in 2006 due primarily to the leverage from higher sales and franchise revenues, lower pension expense, insurance proceeds received for a legal matter previously settled by the Company as well as the impact of the Company’s refranchising strategy.
     Gains on sale of company-operated restaurants to franchisees were $12.6 million and $27.0 million, respectively, from the sale of 22 and 52 Jack in the Box restaurants, in 2007 compared with $5.6 million and $19.8 million, from the sale of 17 and 47 Jack in the Box restaurants, in 2006. The average gain per restaurant is related to the specific sales and cash flows of the restaurants sold.
     Interest expense, net increased $3.4 million in the quarter and $6.8 million year-to-date. In the quarter and year-to-date, higher average bank borrowings and increased interest rates incurred on our credit facility contributed to the increase. Year-to-date, this increase was offset in part by an increase in interest income of $3.5 million year-to-date, reflecting higher cash balances at the beginning of the year and interest rates on invested cash. Year-to-date interest expense, net also includes a $1.9 million charge to write off deferred financing fees associated with our prior credit facility.
     The income tax provisions reflect a decrease in the effective tax rate to 35.7% in 2007 from 35.9% in 2006 due primarily to the retroactive reinstatement of the Work Opportunity Tax Credit program recorded as a discrete item in the first quarter of fiscal 2007. We expect the annual tax rate for fiscal year 2007 to be 36.75% – 37.25%. The final annual tax rate cannot be determined until the end of the fiscal year; therefore, the actual rate could differ from our current estimates.
Net Earnings
     Net earnings were $34.7 million in the quarter, or $1.08 per diluted share, in 2007 compared to $27.8 million, or $0.77 per diluted share, in 2006. Year-to-date net earnings were $99.3 million, or $2.90 per diluted share, in 2007 compared to $74.9 million, or $2.09 per diluted share, in 2006.
Liquidity and Capital Resources
     General. Cash and cash equivalents decreased $147.4 million to $86.5 million at July 8, 2007 from $233.9 million at the beginning of the fiscal year. This decrease is primarily due to the use of cash to repurchase the Company’s common stock, the repayment of our prior credit facility, a $60.0 million prepayment made on the Company’s new credit facility and property and equipment expenditures, which were offset in part by borrowings under the Company’s new credit facility, cash flows provided by operating activities and proceeds from the issuance of common stock and from the sale of restaurants to franchisees. We generally reinvest available cash flows from operations to develop new or enhance existing restaurants, to repurchase shares of our common stock and to reduce debt.

     Financial Condition. As is common in the restaurant industry, we maintain relatively low levels of accounts receivable and inventories, and our vendors grant trade credit for purchases such as food and supplies. We also continually invest in our business through the addition of new units and refurbishment of existing units, which are reflected as long-term assets.
     Capital Expenditures. We used cash flows of $107.0 million for purchases of property and equipment in 2007 compared with $96.8 million in 2006. The increase in capital expenditures compared with a year ago primarily relates to our on-going comprehensive re-image program. We expect capital expenditures to be $170 - $175 million in fiscal 2007.
     Sale of Company-Operated Restaurants. We have continued our strategy of selectively franchising Jack in the Box company-operated restaurants to franchisees, selling 22 and 52 restaurants respectively, 2007 compared with 17 and 47 a year ago. Year to date proceeds from the sale of company-operated restaurants were $34.6 million in 2007 and $27.1 million in 2006.
     Acquisition of Franchise-Operated Restaurants. In the quarter, Qdoba acquired nine franchise-operated restaurants for approximately $7.0 million in cash. The primary assets acquired include $2.5 million in net property and equipment and $4.5 million in goodwill.
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
     Loan origination costs associated with the new credit facility were $7.4 million and are included as deferred costs in other assets, net in the accompanying condensed consolidated balance sheet as of July 8, 2007. Deferred financing fees of $1.9 million related to the prior credit facility were written-off in the first quarter and are included in interest expense, net in the accompanying consolidated statement of earnings for the year-to-date period ended July 8, 2007.
     At inception, we borrowed $475.0 million under the term loan facility and used the proceeds to repay all borrowings under the prior credit facility, to pay related transaction fees and expenses and to repurchase a portion of our outstanding stock. On April 13, 2006, we elected to make, without penalty, a $60.0 million optional prepayment of our term loan, which will be applied to the remaining scheduled principal installments in the direct order of maturity. The prepayment reduced the interest rate on the credit facility by 25 basis points to LIBOR plus 1.125%, which is expected to result in an annualized interest savings of approximately $2.0 million. At July 8, 2007, we had no borrowings under the revolving credit facility, $328.1 million outstanding under the term loan and had letters of credit outstanding of $0.2 million.
     Letter of Credit Agreement. To reduce our letter of credit fees, we entered into a cash-collateralized letter of credit agreement in October 2004. At July 8, 2007, we had letters of credit outstanding under this agreement of $43.4 million, which were collateralized by approximately $47.8 million of cash and cash equivalents. Although we intend to continue this arrangement, we have the ability to terminate the cash-collateralized letter of credit agreement thereby eliminating the restrictions on and cash equivalents.
     Interest Rate Swaps. Concurrent with the termination of our prior credit facility, we liquidated three swap agreements and reversed the fair value of the swaps recorded as a component of accumulated other comprehensive loss, net. We realized a net gain of $0.4 million, included in interest expense, net in the accompanying consolidated statement of earnings for the year-to-date period ended July 8, 2007. To reduce our exposure to rising interest rates under our new credit facility, in March 2007, we entered into two interest rate swap agreements that will effectively convert $200.0 million of our variable rate term loan borrowings to a fixed rate basis for three years.

     Debt Covenants. We are subject to a number of covenants under our various debt instruments, including limitations on additional borrowings, acquisitions, loans to franchisees, capital expenditures, lease commitments, stock repurchases and dividend payments, as well as requirements to maintain certain financial ratios, cash flows and net worth. As of July 8, 2007, we were in compliance with all debt covenants.
     Debt Outstanding. Total debt outstanding increased to $434.4 million at July 8, 2007 from $291.8 million at the beginning of the fiscal year. Current maturities of long-term debt decreased $31.6 million and long-term debt, net of current maturities increased $174.2 million due to borrowings under the new credit facility. At October 1, 2006, $29.1 million was classified as current under the prior credit facility related to a clause in the agreement requiring prepayments based on an excess cash flow calculation.
     Repurchases of Common Stock. On November 21, 2006, we announced the commencement of a modified “Dutch Auction” tender offer (“Tender Offer”) for up to 5.5 million shares of our common stock at a price per share not less than $55.00 and not greater than $61.00, for a maximum aggregate purchase price of $335.5 million. On December 19, 2006, we accepted for purchase approximately 2.3 million shares of common stock at a purchase price of $61.00 per share, for a total cost of $143.3 million.
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

     Retirement Benefits — We sponsor pension and other retirement plans in various forms covering those employees who meet certain eligibility requirements. Several statistical and other factors which attempt to anticipate future events are used in calculating the expense and liability related to the plans, including assumptions about the discount rate, expected return on plan assets and the rate of increase in compensation levels, as determined by the Company using specified guidelines. In addition, our outside actuarial consultants also use certain statistical factors such as turnover, retirement and mortality rates to estimate our future benefit obligations. The actuarial assumptions used may differ materially from actual results due to changing market and economic conditions, higher or lower turnover and retirement rates or longer or shorter life spans of participants. These differences may affect the amount of pension expense we record.
     Self Insurance — We are self-insured for a portion of our losses related to workers’ compensation, general liability, automotive, medical and dental programs. In estimating our self-insurance accruals, we utilize independent actuarial estimates of expected losses, which are based on statistical analyses of historical data. These assumptions are closely monitored and adjusted when warranted by changing circumstances. Should a greater amount of claims occur compared to what was estimated or medical costs increase beyond what was expected, accruals might not be sufficient, and additional expense may be recorded.
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
     Allowances for Doubtful Accounts — Our trade receivables consist primarily of amounts due from franchisees for rents on subleased sites, royalties and distribution sales. We continually monitor amounts due from franchisees and maintain an allowance for doubtful accounts for estimated losses. This estimate is based on our assessment of the collectibility of specific franchisee accounts, as well as a general allowance based on historical trends, the financial condition of our franchisees, consideration of the general economy and the aging of such receivables. We have good relationships with our franchisees and high collection rates; however, if the future financial condition of our franchisees were to deteriorate, resulting in their inability to make specific required payments, we may be required to increase the allowance for doubtful accounts.
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
     In September 2006, the FASB issued SFAS 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans — an amendment of FASB Statements No. 87, 88, 106 and 132(R). SFAS 158 requires recognition of the overfunded or underfunded status of a defined benefit plan as an asset or liability. Under SFAS 158, unrecognized prior service costs and actuarial gains and losses must be recognized as a component of accumulated other comprehensive income (loss). Additionally, SFAS 158 requires that companies measure their plan assets and benefit obligations at the end of their fiscal year. SFAS 158 is effective as of the end of fiscal years ending after December 15, 2006, except for the measurement date provisions which are effective for fiscal years ending after December 15, 2008. We will not be able to determine the impact the adoption of SFAS 158 will have on our consolidated financial statements until the end of fiscal year 2007 when such valuation is completed. However, based on valuations performed as of June 30, 2006, had we been required to adopt the provisions of SFAS 158 as of October 1, 2006, our qualified defined benefit plan, unfunded non-qualified defined benefit plan, and postretirement benefit plans would have been underfunded by $10.5 million, $36.8 million and $16.7 million, respectively. To recognize our underfunded positions and to appropriately record our unrecognized prior service costs and actuarial gains and losses as a component of accumulated other comprehensive income (loss), we would have been required to decrease stockholders’ equity by $26.0 million for our defined benefit plans and increase stockholders’ equity by approximately $3.4 million for our postretirement benefit plans. As of October 1, 2006, in accordance with existing pension literature, we have recorded a prepaid benefit cost for our qualified defined benefit plan of $24.5 million.

     In February 2007, the FASB issued SFAS 159, The Fair Value Option for Financial Assets and Financial Liabilities. SFAS 159 permits entities to voluntarily choose to measure many financial instruments and certain other items at fair value. SFAS 159 is effective for fiscal years beginning after November 15, 2007. We are currently in the process of determining whether to elect the fair value measurement options available under this standard.
     Other accounting standards that have been issued or proposed by the FASB or other standards-setting bodies that do not require adoption until a future date are not expected to have a material impact on our consolidated financial statements upon adoption.
Cautionary Statements Regarding Forward-Looking Statements
     This report contains forward-looking statements within the meaning of the federal securities law. These forward-looking statements are principally contained in the sections captioned, Notes to Consolidated Financial Statements and Management’s Discussion and Analysis of Financial Condition and Results of Operations. Forward-looking statements use such words as “anticipate,” “assume,” “believe,” “estimate,” “seek,” “expect,” “intend,” “plan,” “project,” “may,” “will,” “would,” and similar expressions. These statements are based on management’s current expectations and are subject to known and unknown risks and uncertainties, which may cause actual results to differ materially from expectations. You should not rely unduly on forward-looking statements. The following are some of the factors that could materially affect our results.
•	Any widespread negative publicity, whether or not based in fact, which affects consumer perceptions about the health, safety or quality of food and beverages served at our restaurants may adversely affect our results.
•	Costs may exceed projections, including costs for food ingredients, labor (including increases in minimum wage, workers compensation and other insurance and healthcare) fuel, utilities, real estate, insurance, equipment, technology, and construction of new and remodeled restaurants. Conversion to trans fat free oil may increase our costs. Inflationary pressures affecting the cost of commodities, including speculation and increasing demand for corn for use in producing ethanol and other purposes, may adversely affect our food costs and our operating margins.
•	There can be no assurances that new interior and exterior designs will foster increases in sales at re-imaged restaurants and yield the desired return on investment.
•	There can be no assurances that the Company’s growth objectives in the regional markets in which it operates restaurants and convenience stores will be met or that the new facilities will be profitable. Anticipated and unanticipated delays in development, sales softness and restaurant closures may have a material adverse effect on the Company’s results of operations. The development and profitability of restaurants can be adversely affected by many factors, including the ability of the Company and its franchisees to select and secure suitable sites on satisfactory terms, costs of construction, the availability of financing and general business and economic conditions.
•	There can be no assurances that we will be able to effectively respond to aggressive competition from numerous and varied competitors (some with significantly greater financial resources) in all areas of business, including new concepts, facility design, competition for labor, new product introductions, promotions and discounting. Additionally, the trend toward convergence in grocery, deli and other types of food services may increase the number of our competitors.

•	The realization of gains from the sale of company-operated restaurants to existing and new franchisees depends upon various factors, including sales trends, cost trends, the financing market and economic conditions. The number of franchises sold and the amount of gain realized from the sale of an on-going business may not be consistent from quarter-to-quarter and may not meet expectations.
•	The costs related to legal claims such as class actions involving employees, franchisees, shareholders or consumers, including costs related to potential settlement or judgments may adversely affect our results.
•	Changes in accounting standards, policies or practices or related interpretations by auditors or regulatory entities, including changes in tax accounting or tax laws may adversely affect our results.
•	The costs or exposures associated with maintaining the security of information and the use of cashless payments may exceed expectations. Such risks include increased investment in technology and costs of compliance with consumer protection and other laws.
•	Significant demographic changes, adverse weather, economic conditions such as inflation or recession or political conditions such as terrorist activity or the effects of war, or other significant events, particularly in California and Texas where approximately 70% of Jack in the Box restaurants are located; new legislation and governmental regulation; changes in accounting standards; the possibility of unforeseen events affecting the food service industry in general and other factors over which the Company has no control can each adversely affect our results of operation.
     This discussion of uncertainties is not exclusive. Additional risk factors associated with our business are described in Management’s Discussion and Analysis in this Form 10-Q and in our Annual Report on Form 10-K for fiscal year 2006 filed with the SEC. Jack in the Box Inc. does not intend to update these forward-looking statements.
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
     Our primary exposure relating to financial instruments is changes in interest rates. Our credit facility, which is comprised of a revolving credit facility and a term loan, bears interest at an annual rate equal to the prime rate or LIBOR plus an applicable margin based on a financial leverage ratio. As of July 8, 2007, the applicable margin for the LIBOR-based revolving loans and term loan was set at 1.125%.
     We use interest rate swaps agreements to reduce exposure to interest rate fluctuations. At July 8, 2007, we had two interest rate swap agreements having an aggregate notional amount of $200.0 million expiring April 1, 2010. These agreements effectively convert a portion of our variable rate bank debt to fixed-rate debt and have an average pay rate of 4.87%, yielding a fixed-rate of 6.00% including the term loan’s applicable margin of 1.125%.

     A hypothetical 100 basis point increase in short-term interest rates, based on the outstanding unhedged balance of our revolving credit facility and term loan at July 8, 2007 would result in an estimated increase of $2.2 million in annual interest expense.
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
     We are also exposed to the impact of commodity and utility price fluctuations related to unpredictable factors such as weather and various other market conditions outside our control. Our ability to recover increased costs through higher prices is limited by the competitive environment in which we operate. From time-to-time we enter into futures and option contracts to manage these fluctuations. Open commodity futures and option contracts at July 8, 2007 were not significant.
     At July 8, 2007, we had no other material financial instruments subject to significant market exposure.
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
ITEM 1A. RISK FACTORS
     There have been no material changes to the risk factors previously disclosed in the Company’s Form 10-K for the year ended October 1, 2006. You should review the brief discussion of some of those risk factors appearing under the heading “Cautionary Statements Regarding Forward-Looking Statements” and throughout “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in this Form 10-Q.
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

ITEM 6. EXHIBITS

Number	Description
3.1	Restated Certificate of Incorporation, as amended, which is incorporated herein by reference from registrant’s Annual Report on Form 10-K for the fiscal year ended October 3, 1999.

3.2	Amended and Restated Bylaws, which are incorporated herein by reference from the registrant’s Current Report on Form 8-K dated August 7, 2007.

10.1	Credit Agreement dated as of December 15, 2006 by and among Jack in the Box Inc. and the lenders named therein, which is incorporated herein by reference from the registrant’s Current Report on Form 8-K dated December 15, 2006.

10.2	Collateral Agreement dated as of December 15, 2006 by and among Jack in the Box Inc. and the lenders named therein, which is incorporated herein by reference from the registrant’s Current Report on Form 8-K dated December 15, 2006.

10.3	Guaranty Agreement dated as of December 15, 2006 by and among Jack in the Box Inc. and the lenders named therein, which is incorporated herein by reference from the registrant’s Current Report on Form 8-K dated December 15, 2006.

10.4*	Amended and Restated 1992 Employee Stock Incentive Plan, which is incorporated herein by reference from registrant’s Registration Statement on Form S-8 (No. 333-26781) filed May 9, 1997.

10.5*	Jack in the Box Inc. 2002 Stock Incentive Plan, which is incorporated herein by reference from the registrant’s Definitive Proxy Statement dated January 18, 2002 for the Annual Meeting of Stockholders’ on February 22, 2002.

10.5.1*	Form of Restricted Stock Award for certain executives under the 2002 Stock Incentive Plan, which is incorporated herein by reference from registrant’s Quarterly Report on Form 10-Q for the quarter ended January 19, 2003.

10.6*	Supplemental Executive Retirement Plan, which is incorporated herein by reference from registrant’s Annual Report on Form 10-K for the fiscal year ended September 30, 2001.

10.6.1*	First Amendment dated as of August 2, 2002 to the Supplemental Executive Retirement Plan, which is incorporated herein by reference from registrant’s Annual Report on Form 10-K for the fiscal year ended September 29, 2002.

10.6.2*	Second Amendment dated as of November 9, 2006 to the Supplemental Executive Retirement Plan, which is incorporated herein by reference from the registrant’s Annual Report on Form 10-K for the year ended October 1, 2006.

10.6.3*	Third Amendment dated as of February 15, 2007 to the Supplemental Executive Retirement Plan, which is incorporated herin by reference from the registrant’s Quarterly Report on Form 10-Q for the quarter ended April 15, 2007.

10.7*	Amended and Restated Performance Bonus Plan effective October 2, 2000, which is incorporated herein by reference from the registrant’s Definitive Proxy Statement dated January 13, 2006 for the Annual Meeting of Stockholders on February 17, 2006.

Number	Description
10.7.1*	Bonus Program for Fiscal 2007 Under the Performance Bonus Plan, which is incorporated herein by reference from the registrant’s Current Report on Form 8-K dated September 18, 2006.

10.8*	Deferred Compensation Plan for Non-Management Directors, which is incorporated herein by reference from registrant’s Definitive Proxy Statement dated January 17, 1995 for the Annual Meeting of Stockholders on February 17, 1995.

10.8.1*	Amended and Restated Deferred Compensation Plan for Non-Management Directors effective November 9, 2006, which is incorporated herein by reference from the registrant’s Annual Report on Form 10-K for the year ended October 1, 2006.

10.9*	Amended and Restated Non-Employee Director Stock Option Plan, which is incorporated herein by reference from registrant’s Annual Report on Form 10-K for the fiscal year ended October 3, 1999.

10.10*	Form of Compensation and Benefits Assurance Agreement for Executives, which is incorporated herein by reference from the registrant’s Quarterly Report on Form 10-Q for the quarter ended July 9, 2006.

10.11*	Form of Indemnification Agreement between Jack in the Box Inc. and certain officers and directors, which is incorporated herein by reference from registrant’s Annual Report on Form 10-K for the fiscal year ended September 29, 2002.

10.13*	Executive Deferred Compensation Plan, which is incorporated herein by reference from registrant’s Quarterly Report on Form 10-Q for the quarter ended January 19, 2003.

10.14(a)*	Schedule of Restricted Stock Awards, which is incorporated herein by reference from the registrant’s Annual Report on Form 10-K for the year ended October 1, 2006.

10.15*	Executive Retention Agreement between Jack in the Box Inc. and Gary J. Beisler, President and Chief Executive Officer of Qdoba Restaurant Corporation, which is incorporated herein by reference from registrant’s Quarterly Report on Form 10-Q for the quarter ended April 13, 2003.

10.16*	Amended and Restated 2004 Stock Incentive Plan, which is incorporated herein by reference from the registrant’s Current Report on Form 8-K dated February 24, 2005.

10.16.1*	Form of Restricted Stock Award for certain officers and other members of management under the 2004 Stock Incentive Plan.

10.16.1(a)	Form of Restricted Stock Award for certain executives under the 2004 stock Incentive Plan.

10.16.2*	Form of Stock Option Awards under the 2004 Stock Incentive Plan.

10.16.3*	Jack in the Box Inc. Non-Employee Director Stock Option Award Agreement under the 2004 Stock Incentive Plan, which is incorporated herein by reference from the registrant’s Current Report on Form 8-K dated November 10, 2005.

10.21*	Executive Compensation — Base Salaries effective October 2, 2006, which is incorporated herein by reference from the registrant’s Annual Report on Form 10-K for the year ended October 1, 2006.

10.23*	Summary of Director Compensation effective fiscal 2007, which is incorporated herein by reference from the registrant’s Annual Report on Form 10-K for the year ended October 1, 2006.

Number	Description
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Management contract or compensatory plan.
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

Date: August 8, 2007