Form 10-K
period 2007-09-30
JACK IN THE BOX INC /NEW/
filed 2007-11-20
CIK 807882

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED SEPTEMBER 30, 2007

COMMISSION FILE NUMBER 1-9390

JACK IN THE BOX INC.
(Exact name of registrant as specified in its charter)

Delaware	95-2698708
(State of Incorporation)	(I.R.S. Employer Identification No.)

9330 Balboa Avenue, San Diego, CA	92123 (Zip Code)
(Address of principal executive offices)

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

The aggregate market value of the common stock held by non-affiliates of the registrant, computed by reference to the closing price reported in the New York Stock Exchange — Composite Transactions as of April 15, 2007, was approximately $2,016.7 million.

Number of shares of common stock, $.01 par value, outstanding as of the close of business November 15, 2007- 59,886,835.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Proxy Statement to be filed with the Securities and Exchange Commission in connection with the 2008 Annual Meeting of Stockholders are incorporated by reference into Part III hereof.

JACK IN THE BOX INC.

PART I

ITEM 1.	BUSINESS

The Company

Overview.  Jack in the Box Inc. (the “Company”), based in San Diego, is a restaurant company that operates and franchises more than 2,500 quick-service and fast-casual restaurants under the brand names Jack in the Box® and Qdoba Mexican Grill®. The Company also operates a proprietary chain of convenience stores called Quick Stuff®, with 60 locations, each built adjacent to a full-size Jack in the Box restaurant and including a major-brand fuel station. In fiscal 2007, we generated total revenues of $2.9 billion. References to the Company throughout this Annual Report on Form 10-K are made using the first person notations of “we,” “us” and “our.”

Jack in the Box — The first Jack in the Box restaurant, which offered only drive-thru service, opened in 1951. Jack in the Box is one of the nation’s largest hamburger chains, and, based on the number of units, is the second or third largest quick-service hamburger chain in most of our major markets. As of the end of our fiscal year on September 30, 2007, the Jack in the Box system included 2,132 restaurants in 17 states, of which 1,436 were company-operated and 696 were franchise-operated.

Qdoba Mexican Grill — To supplement our core growth and balance the risk associated with growing solely in the highly competitive hamburger segment of the quick service restaurant (“QSR”) industry, on January 21, 2003, we acquired Qdoba Restaurant Corporation, operator and franchisor of Qdoba Mexican Grill, expanding our growth opportunities into the fast-casual restaurant segment. As of September 30, 2007, the Qdoba system included 395 restaurants in 39 states, as well as the District of Columbia, of which 90 were company-operated and 305 were franchise-operated.

Strategic Plan.  Our Company vision of being a national restaurant company is supported by four key strategic initiatives: (i) grow Jack in the Box and Qdoba Mexican Grill, (ii) reinvent the Jack in the Box brand, (iii) expand franchising operations, and (iv) improve the business model.

Strategic Plan — Growth Strategy.  Our growth strategy includes increasing same-store sales and new unit growth at Jack in the Box and Qdoba concepts.

•	Jack in the Box Growth. Sales at company-operated Jack in the Box restaurants open more than one year (“same-store sales”) increased 6.1% in fiscal 2007, primarily due to the progress we have made in reinventing the Jack in the Box brand. We believe continued success in executing that strategy will continue to drive customer traffic and grow sales. In fiscal 2007, we opened 42 new company-operated restaurants, including five with our proprietary Quick Stuff convenience-store and fuel-station business, and our franchisees opened 16 new restaurants. Restaurant growth in fiscal 2007 included expansion into a new contiguous market, Corpus Christi, Texas. In 2008, we plan to open 35-45 new company and franchise-operated restaurants and expand into new contiguous markets, in Colorado, New Mexico and Texas, through both company investment and franchise development.

•	Qdoba Growth. In 2007, we opened 87 new company and franchise-operated Qdoba restaurants, and plan to add 75-90 new units in fiscal 2008. We will continue to actively expand our fast-casual subsidiary, primarily through aggressive franchise growth. With a substantial number of new restaurants in the development pipeline and a 4.6% increase in system same-store sales in fiscal 2007, Qdoba is a leader in this segment of the restaurant industry.

Strategic Plan — Brand Reinvention.  We believe that reinventing the Jack in the Box brand will differentiate us from our competition by offering our guests a better restaurant experience than typically found in the QSR segment. We are pursuing a holistic approach in reinventing the brand by focusing on the following major initiatives of menu innovation, service and environment:

•	Menu Innovation. We believe that menu innovation and our use of high-quality ingredients will further differentiate Jack in the Box from competitors, strengthen our brand and appeal to a broader base of consumers. In support of this initiative, we enhanced the Jack in the Box menu in fiscal 2007 with several distinctive products, including burgers and sandwiches made with sirloin steak, like the Sirloin Steak ’n’

Cheddar Ciabatta, the Sirloin Steak ‘n’ Mushroom Ciabatta and the 100% Sirloin Burger. We were the first major QSR chain to add sirloin steak to the menu and believe this high-quality ingredient can serve as a broad platform from which we can launch additional innovative products, such as the Sirloin Steak ‘n’ Egg Burrito that we added to our breakfast menu, which unlike many other chains is served all day, every day. During the year we enhanced our line of entrée salads with a choice of warm grilled or crispy chicken strips and a new lettuce blend that’s primarily romaine and spring mix. We also expanded our finger-foods menu to include Mozzarella Cheese Sticks and Spicy Chicken Bites, which are two of the three sides featured in our new Sampler Trio, along with stuffed jalapenos. We added a bundt-style Chocolate Overload Cake to our dessert menu, and introduced several variations of our popular shakes, including Andes® Mint, Blackberry and Chocolate Oreo®. The real vanilla ice cream that we use in our shakes was also used to create a new line of refreshing beverages, Real Ice Cream Floats, which our guests can customize with their choice of soda, including Barq’s® Root Beer, Dr Pepper® and Fanta® orange. We also added a Grilled Cheese Sandwich as a new option for Jack’s Kid’s Meal®. Additional premium-quality products are in various stages of test and development as we continue to innovate and enhance product quality as a means to differentiate our menu from other QSR chains.

•	Service. A second major aspect of brand reinvention is to improve the level and consistency of guest service. In fiscal 2007, we continued to build upon recent internal service initiatives to help us attract higher-quality applicants for team-member positions. These initiatives are designed to improve employee productivity, maximize retention, and reduce employee training costs. They include access to affordable healthcare for our employees meeting certain requirements, an ESL (English-as-a-second-language) program for our Spanish-speaking team members, and computer-based training in all of our restaurants. Additionally, we plan to leverage new technologies to improve speed of service and guest satisfaction. As an example, in 2007 the company equipped all restaurants with “contactless” credit-card readers, enabling guests to pay at the front counter or drive-thru simply by holding their cards in front of the device. We are also testing self-serve kiosks, which offer guests an alternative method of ordering inside Jack in the Box restaurants. And at certain high-volume locations, team members are positioned near the drive-thru menu board to process orders utilizing a portable wireless communications device.

•	Environment. The third element of brand reinvention is the major renovation of our restaurant facilities. In fiscal 2007, approximately 200 restaurants were re-imaged with a comprehensive program that includes a complete redesign of the dining room and common areas. Interior finishes include ceramic tile floors, a mix of seating styles, decorative pendant lighting, and graphics and wall collages. Other elements of the program may include flat-screen televisions, music, and new team member uniforms and product packaging, along with new paint schemes, landscaping and other exterior enhancements. We are seeing positive sales trends in markets that have been re-imaged, and in consumer surveys conducted in those markets, our guests rated re-imaged restaurants higher on attributes ranging from being trendy and a good dining destination to providing friendly, consistent customer service. We believe it is important to create a “destination dining” experience for guests while remaining consistent with our goals of upgrading the quality of our food and guest service.

Strategic Plan — Franchising Strategy.  Our third strategic initiative is to continue expanding our franchising operations to generate higher margins and returns for the Company, while mitigating business-cost and investment risks. In fiscal 2007, we sold 76 company-operated Jack in the Box restaurants to franchisees. Additionally, franchisees developed 16 new Jack in the Box and 77 new Qdoba restaurants during the year and signed development agreements to expand the Jack in the Box brand into three new contiguous markets: Albuquerque, New Mexico, Midland/Odessa, Texas, and Abilene/San Angelo, Texas. The first restaurants in these new markets are scheduled to open in 2008.

Through continued refranchising and development of new franchised restaurants, our long-term goal is to grow the percentage of franchise ownership of the Jack in the Box system by approximately 5% annually and move toward an ultimate goal of 70-80%, which is more closely aligned with that of the QSR industry. The Jack in the Box system is currently about 33% franchised.

Strategic Plan — Improve the Business Model.  As Jack in the Box transitions to a business model comprised of predominantly franchised restaurant locations, this initiative is designed to improve the profitability and returns of our restaurants, as well as increase the long-term value of our business through the successful execution of the following:

•	Identify, develop and implement significant process improvements to reduce our resource needs, improve timeframes and drive sales and profits.

•	Identify, develop and implement cost reductions to improve operating margins without negatively impacting the guest experience.

•	Improve unit economics of all our brands through sales growth along with operating-cost and investment management.

Restaurant Concepts

Jack in the Box.  Jack in the Box restaurants offer a broad selection of distinctive, innovative products targeted primarily at the adult fast-food consumer. The Jack in the Box menu features a variety of hamburgers, salads, specialty sandwiches, tacos, drinks, real ice cream shakes and side items. Hamburger products include our signature Jumbo Jack®, Sourdough Jack® and Ultimate Cheeseburger and Jack’s newest product — the 100% Sirloin Burger. Jack in the Box restaurants also offer premium entrée salads and specialty sandwiches, to appeal to a broader customer base, including more women and consumers older than the traditional QSR target market of 18-34 year old men. Furthermore, Jack in the Box restaurants offer value-priced products, known as “Jack’s Value Menu,” to compete against price-oriented competitors and because value is important to certain fast-food customers. Jack in the Box restaurants also offer customers both the ability to customize their meals and to order any product, including breakfast items, anytime of the day. We believe that our distinctive menu has been instrumental in developing brand loyalty and is appealing to customers with a broad range of food preferences. Furthermore, we believe that, as a result of our diverse menu, our restaurants are less dependent than other QSR chains on the commercial success of one or a few products.

The Jack in the Box restaurant chain was the first major hamburger chain to develop and expand the concept of drive-thru restaurants. In addition to drive-thru windows, most of our restaurants have seating capacities ranging from 20 to 100 persons and are open 18-24 hours a day. Drive-thru sales currently account for approximately 70% of sales at company-operated restaurants.

The following table summarizes the changes in the number of company-operated and franchised Jack in the Box restaurants since the beginning of fiscal 2003:

	Fiscal Year
	2007	2006	2005	2004	2003

Company-operated restaurants:
Opened	42	29	38	56	90
Sold to franchisees	(76)	(82)	(58)	(49)	(36)
Closed	(5)	(6)	(5)	(2)	(8)
Acquired from franchisees	—	—	1	—	—
End of period total	1,436	1,475	1,534	1,558	1,553
Franchised restaurants:
Opened	16	7	11	5	3
Acquired from Company	76	82	58	49	36
Sold to Company	—	—	(1)	—	—
Closed	—	—	(1)	—	—
End of period total	696	604	515	448	394
System end of period total	2,132	2,079	2,049	2,006	1,947

Qdoba.  Qdoba restaurants use fresh, high quality ingredients and traditional Mexican flavors fused with popular ingredients from other regional cuisines to give a unique “Nouveau-Mexican” taste to its broad menu. A few examples of Qdoba’s unique flavors are its signature Poblano Pesto and Ancho Chile BBQ sauces. While the great flavors start with the core philosophy of “the fresher the ingredients, the fresher the flavorsTM”, our ability to deliver these flavors is made possible by the commitment to professional preparation methods. Guacamole is prepared throughout each day using fresh Hass avocados, black and pinto beans are slow-simmered, shredded beef and pork are slow-roasted each day and our adobo-marinated chicken and steak is flame-grilled. Customer orders are prepared in full view, which gives our guests the control they need to build a meal that is specifically suited to their individual taste preferences and nutritional needs. We also offer a variety of catering options that can be tailored to feed groups of five to several hundred. Our Hot Taco, Nacho and Naked Burrito Bars come with everything needed, including plates, napkins, serving utensils, chafing stands and sternos. Each Hot Bar is set up buffet-style so diners have the ability to prepare their meal to their liking — just like in the restaurant. Our Qdoba Card offers a rewards program, which allows frequent customers to accumulate points that can be redeemed toward free entrées, retail merchandise, and other rewards. The seating capacity at Qdoba restaurants ranges from 60 to 80 persons, including outdoor patio seating availability at many locations.

Restaurant Expansion and Site Selection and Design

Restaurant Expansion.  Our long-term growth strategy for our Jack in the Box brand consists of continued restaurant expansion, including expansion into new contiguous markets through Company investment and franchise development. We opened 58 new Jack in the Box company-operated and franchised restaurants in fiscal 2007 and we plan to open 35-45 new Jack in the Box restaurants, including franchised units in fiscal year 2008.

Qdoba’s growth is expected to come primarily from increasing the number of franchise-developed locations. In fiscal year 2007, we opened 87 new Qdoba company-operated and franchised restaurants, representing unit growth of more than 24% over the prior year. In fiscal 2008, we plan to open 75-90 new Qdoba restaurants, including franchised units. We remain committed to growing our fast-casual subsidiary and believe that Qdoba has significant expansion potential.

Site Selection and Design.  Site selections for all new company-operated restaurants are made after an economic analysis and a review of demographic data and other information relating to population density, traffic, competition, restaurant visibility and access, available parking, surrounding businesses and opportunities for market penetration. Restaurants developed by franchisees are built to our specifications on sites which have been approved by us.

We have a restaurant prototype with different seating capacities to help reduce costs and improve our flexibility in locating restaurants. Management believes that the flexibility provided by the alternative configurations enables the Company to match the restaurant configuration with the specific economic, demographic, geographic and physical characteristics of a particular site. The majority of our Jack in the Box restaurants are constructed on leased land. Typical costs to develop a traditional Jack in the Box restaurant, excluding the land value, range from $1.3 million to $1.9 million. Whenever possible, we use lease financing and other means to lower the initial cash investment in a typical Jack in the Box to an average cost of approximately $0.5 million. Qdoba restaurant development costs typically range from $0.5 million to $0.6 million.

Franchising Program

Jack in the Box.  Our long-term strategy is to grow the percentage of franchise ownership by approximately 5% annually and move towards a level of franchise ownership in the range of 70-80%, which is more closely aligned with that of the QSR industry. As of September 30, 2007, franchisees operated 696 Jack in the Box restaurants. We will continue to selectively expand our franchising activities, including refranchising Jack in the Box company-operated restaurants and the development of new restaurants by franchisees. We offer development agreements for construction of one or more new restaurants over a defined period of time and in a defined geographic area. Developers are required to pay a fee, a portion of which may be credited against franchise fees due when restaurants open in the future. Developers may forfeit such fees and lose their rights to future development if they do not maintain the required schedule of openings.

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

We view our non-franchised Jack in the Box restaurant businesses as a potential resource which, on a selected basis, can be sold to a franchisee, thereby providing current increased cash flows and gains while still generating future cash flows and earnings through franchise rents and royalties.

Qdoba Mexican Grill.  We plan to continue to grow the Qdoba brand, primarily through increased franchising activities. We typically offer area development agreements for the construction of 5 to 20 new restaurants over a defined period of time and in a defined geographic area for a development fee, a portion of which may be credited against franchise fees due for restaurants to be opened in the future. If the developer does not maintain the required schedule of openings, they may forfeit such fee and lose their rights to future development. Effective January 1, 2007, the Qdoba franchise agreement provides for an initial franchise fee of $30,000 (previously $25,000) per restaurant, royalties of 5% of gross sales, marketing fees of up to 2% of gross sales and, in most instances, a 10-year term with a 10-year option to extend.

Restaurant Operations

Restaurant Management.  Restaurants are operated by a company-employed manager or a franchisee who is directly responsible for the operations of the restaurant, including product quality, service, food handling safety, cleanliness, inventory, cash control and the conduct and appearance of employees. Our restaurant managers are required to attend extensive management training classes involving a combination of classroom instruction and on-the-job training in specially designated training restaurants. Restaurant managers and supervisory personnel train other restaurant employees in accordance with detailed procedures and guidelines using training aids available at each location. We also use an interactive system of computer-based training (“CBT”), with a touch-screen computer terminal at our Jack in the Box restaurants. The CBT technology incorporates audio, video and text, all of which are updated on the computer via satellite technology. CBT is also designed to reduce the administrative demands on restaurant managers.

Regional vice presidents or regional directors supervise area coaches who supervise restaurant managers. Under our performance system, regional vice presidents, regional directors, area coaches and restaurant managers are eligible for periodic bonuses based on achievement of location sales and profit improvement and/or certain other operational performance standards.

Customer Satisfaction.  We devote significant resources toward ensuring that all restaurants offer quality food and good service. Emphasis is placed on ensuring that ingredients are delivered timely to the restaurants. Restaurant food production systems are continuously developed and improved, and we train our employees to be dedicated to delivering consistently good service. Through our network of distribution, quality assurance, facilities services and restaurant management personnel, we standardize specifications for food preparation and service, employee conduct and appearance, and the maintenance and repair of our premises. Operating specifications and procedures are documented in on-line reference manuals and CBT presentations. During fiscal year 2007, most Jack in the Box restaurants received approximately four quality, food safety and cleanliness inspections. In addition, our “Voice of the Guest” program provides restaurant managers with guest surveys each week regarding their Jack in the Box experience. In 2007, we received more than one million guest survey responses.

Quality Assurance

Our “farm-to-fork” food safety and quality assurance program is designed to maintain high standards for the food products and food preparation procedures used by company-operated and franchised restaurants. We maintain product specifications and approve product sources. We have a comprehensive, restaurant-based Hazard Analysis & Critical Control Points (“HACCP”) system for managing food safety and quality. HACCP combines employee training, testing by suppliers, and detailed attention to product quality at every stage of the food preparation cycle. The USDA, FDA and the Center for Science in the Public Interest have recognized our HACCP program as a leader in the industry. For example, in 2004, we won the Black Pearl Award, presented annually by the International Association of Food Protection to the company that most successfully advances food safety and quality in the world.

In addition, our HACCP system uses ServSafe®, a nationally recognized food-safety training and certification program administered in partnership with the National Restaurant Association. Jack in the Box Inc. is a member of the International Food Safety Council, a coalition of industry members of the National Restaurant Association that have demonstrated a corporate commitment to food safety. Our standards require all restaurant managers and grill employees receive special grill certification training and be certified annually.

Purchasing and Distribution

We provide purchasing, warehouse and distribution services for all Jack in the Box company-operated restaurants and nearly 70% of our franchise-operated restaurants. The remaining Jack in the Box franchisees participate in a purchasing cooperative they formed in 1996 and contract with another supplier for distribution services. As of September 30, 2007, we also provided these services to 43% of Qdoba’s company and franchise-operated restaurants. The remaining Qdoba restaurants purchase product from approved suppliers and distributors. Some products, primarily dairy and bakery items, are delivered directly by approved suppliers to both company and franchise-operated restaurants. Regardless of whether we provide distribution services to a restaurant or not, we require that all suppliers meet our strict HACCP program standards previously discussed. The primary commodities purchased by the restaurants are beef, poultry, pork, cheese and produce. We monitor the primary commodities we purchase in order to minimize the impact of fluctuations in price and availability, and make advance purchases of commodities when considered to be advantageous. However, certain commodities remain subject to price fluctuations. All essential food and beverage products are available, or can be made available, upon short notice from alternative qualified suppliers.

Information Systems

We have centralized financial and accounting systems for company-operated restaurants, which we believe are important in analyzing and improving profit margins and accumulating marketing information for analysis. Our restaurant satellite-enabled software allows for daily, weekly and monthly polling of sales, inventory and labor data from the restaurants. Jack in the Box restaurants use a standardized Windows-based touch screen point-of-sale (“POS”) platform in virtually all company and franchised restaurants, which allows us to accept credit cards and JACK CA$H®, our re-loadable gift cards. We have recently installed new order confirmation screens with larger color screens, and contactless payment technology throughout our system to allow us to accept new credit card types and to prepare for future innovation. We have also developed business intelligence systems to provide visibility to the key metrics in the operation of the restaurants. We use an interactive computer-based training system in our Jack in the Box restaurants as the standard training tool for new hire training and periodic workstation re-certifications, and have a labor scheduling system to assist in managing labor hours based on forecasted sales volumes. We also have a highly reliable inventory management system, which provides consistent deliveries to our restaurants with excellent control over food safety, and, to support order accuracy and speed of service, our drive-thru restaurants use order confirmation screens. Qdoba restaurants use POS software with touch screens, accept debit and credit cards at all locations and use back-of-the-restaurant software to control purchasing, inventory, food and labor costs. These software products have been customized to meet Qdoba’s operating standards.

Advertising and Promotion

We build brand awareness through our marketing and advertising programs and activities. These activities are supported primarily by contractual contributions from all company and franchised restaurants based on a percentage of sales. Activities to advertise restaurant products, promote brand awareness and attract customers include, but are not limited to, regional and local campaigns on television, national cable television, radio and print media, as well as Internet advertising on specific sites and broad-reach Web portals.

Employees

At September 30, 2007, we had approximately 42,500 employees, of whom 40,700 were restaurant employees, 800 were corporate personnel, 500 were distribution employees and 500 were field management and administrative personnel. Employees are paid on an hourly basis, except certain restaurant managers, operations and corporate management, and certain administrative personnel. We employ both full and part-time restaurant employees in order to provide the flexibility necessary during peak periods of restaurant operations.

We are building an organization of people who are “Brand Ambassadors” and passionate about delivering on Jack’s promise of superior service. We have not experienced any significant work stoppages and believe our labor relations are good. Over the last few years, we have realized improvements in our hourly restaurant employee retention rate and in 2005, we received the Spirit Award, an honor awarded by Nation’s Restaurant News and the National Restaurant Association Educational Foundation to the restaurant companies with the most innovative workforce programs for enhancing employee satisfaction. We support our employees, including part-time workers, by offering competitive wages, competitive benefits, including a pension plan for all of our employees meeting certain requirements, and discounts on dining. Furthermore, in September 2004, Jack in the Box began offering all hourly employees meeting certain minimum service requirements access to health coverage, including vision and dental benefits. As an additional incentive to crew members with more than a year of service, we will pay a portion of their premiums. In fiscal 2005, we also introduced a program called “Sed de Saber” (Thirst for Knowledge), an electronic home study program to assist Spanish-speaking restaurant employees in improving their English skills. We expect these programs will further reduce turnover, as well as training costs and workers’ compensation claims.

Executive Officers

The following table sets forth the name, age (as of September 30, 2007), position and years with the Company of each person who is an executive officer of Jack in the Box Inc.:

			Years
			with the
Name	Age	Positions	Company

Linda A. Lang	49	Chairman of the Board and Chief Executive Officer	20
Paul L. Schultz	53	President and Chief Operating Officer	34
Jerry P. Rebel	50	Executive Vice President and Chief Financial Officer	4
Phillip H. Rudolph	49	Senior Vice President, General Counsel and Secretary	—
Carlo E. Cetti	63	Senior Vice President, Human Resources and Strategic Planning	27
David M. Theno, Ph.D.	56	Senior Vice President, Quality and Logistics	14
Terri F. Graham	42	Senior Vice President, Chief Marketing Officer	17
Gary J. Beisler	51	Chief Executive Officer and President, Qdoba Restaurant Corporation	4

Ms. Lang was elected Chairman of the Board and promoted to Chief Executive Officer effective October 3, 2005. She was President and Chief Operating Officer from November 2003 to October 2005, and was Executive Vice President from July 2002 to November 2003. From 1996 through July 2002, Ms. Lang held officer-level positions with marketing or operations responsibilities.

Mr. Schultz has been President and Chief Operating Officer since October 2005. He was Executive Vice President, Operations and Franchising from November 2004 to October 2005, Senior Vice President, Operations and Franchising from August 1999 to November 2004, and was Vice President from May 1988 to August 1999.

Mr. Rebel has been Executive Vice President and Chief Financial Officer since October 2005. He was Senior Vice President and Chief Financial Officer from January 2005 to October 2005 and Vice President, Controller from September 2003 to January 2005. Prior to joining the Company, he was Vice President, Controller of Fleming Companies Inc. from February 2002 to September 2003. From January 1991 to February 2002, he held various accounting and finance positions with CVS Corporation, including Executive Vice President and Chief Financial

Officer of the ProCare division from September 2000 to February 2002, and Vice President, Finance from July 1995 to September 2000.

Mr. Rudolph has been Senior Vice President, General Counsel and Corporate Secretary since November 1, 2007. Prior to joining the Company, he was Vice President and General Counsel for Ethical Leadership Group, a consulting firm based in Wilmette, Illinois, providing strategic consulting in ethics, compliance and corporate responsibility for major corporations worldwide from January 2006 to October 2007. He was a partner in the Washington, D.C. office of Foley Hoag, LLP from August 2003 to December 2005 and in solo practice from April 2003 to July 2003. He was a Vice President at McDonald’s Corporation from March 1998 to March 2003 where, among other roles, he served as U.S. and international general counsel. Before joining McDonalds, Mr. Rudolph spent 15 years with the law firm of Gibson, Dunn & Crutcher LLP, the last seven of which he spent as a litigation partner in the firm’s Washington, D.C. office. Mr. Rudolph has more than 24 years of legal experience.

Mr. Cetti has been Senior Vice President, Human Resources and Strategic Planning since July 2002. From October 1995 to July 2002, he was Vice President, Human Resources and Strategic Planning.

Dr. Theno has been Senior Vice President, Quality and Logistics since May 2001. He was Vice President, Technical Services from April 1994 to May 2001.

Ms. Graham was promoted to Senior Vice President, Chief Marketing Officer effective October 1, 2007. She was Vice President, Chief Marketing Officer from November 2004 to October 2007 and Vice President, Marketing July 2002 to November 2004. She was Division Vice President, Marketing Services and Regional Marketing from April 2000 to July 2002, and Director of Marketing Services from October 1998 to July 2002.

Mr. Beisler has been Chief Executive Officer of Qdoba Restaurant Corporation since November 2000 and President since January 1999. He was Chief Operating Officer from April 1998 to December 1998.

Trademarks and Service Marks

The Jack in the Box, Quick Stuff and Qdoba Mexican Grill names are of material importance to us and each is a registered trademark and service mark in the United States. In addition, we have registered numerous service marks and trade names for use in our businesses, including the Jack in the Box logo, the Qdoba logo and various product names and designs.

Seasonality

Restaurant sales and profitability are subject to seasonal fluctuations, and are traditionally higher during the spring and summer months because of factors such as increased travel, and improved weather conditions, which affect the public’s dining habits.

Competition and Markets

The restaurant business is highly competitive and is affected by the competitive changes in a geographic area, changes in the public’s dining habits and preferences, new information regarding diet, nutrition and health, local and national economic conditions affecting consumer spending habits, population trends and traffic patterns. Key elements of competition in the industry are the type and quality of the food products offered, price, quality and speed of service, personnel, advertising, name identification, restaurant location and attractiveness of the facilities.

Each Jack in the Box and Qdoba restaurant competes directly and indirectly with a large number of national and regional restaurant chains, as well as with locally owned quick-service restaurants and the fast-casual segment. In selling franchises, we compete with many other restaurant franchisors, some of whom have substantially greater financial resources and higher total sales volume.

Regulation

Each restaurant is subject to regulation by federal agencies, as well as licensing and regulation by state and local health, sanitation, safety, fire, building and other departments. Difficulties or failures in obtaining any required permits, licensing or approval could result in delays or cancellations in the opening of new restaurants.

We are also subject to federal and state laws regulating the offer and sale of franchises. Such laws impose registration and disclosure requirements on franchisors in the offer and sale of franchises and may also apply substantive standards to the relationship between franchisor and franchisee, including limitations on the ability of franchisors to terminate franchises and alter franchise arrangements. We believe we are operating in compliance with applicable laws and regulations governing our operations.

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

We are subject to certain guidelines under the Americans with Disabilities Act of 1990 and various state codes and regulations, which require restaurants to provide full and equal access to persons with physical disabilities. To comply with such laws and regulations, the cost of remodeling and developing restaurants has increased, principally due to the need to provide certain older restaurants with ramps, wider doors, larger restrooms and other conveniences.

We are also subject to various federal, state and local laws regulating the discharge of materials into the environment. The cost of complying with these laws increases the cost of developing restaurants. Additional costs relate primarily to the necessity of obtaining more land, landscaping and below surface storm drainage and the cost of more expensive equipment necessary to decrease the amount of effluent emitted into the air and ground.

Our Qdoba restaurants and Quick Stuff convenience stores sell alcoholic beverages which require licensing. The regulations governing licensing may impose requirements on licensees including minimum age of employees, hours of operation, advertising and handling of alcoholic beverages. The failure of a Quick Stuff convenience store to obtain or retain a license could adversely affect the store’s results of operations. We have processes in place to monitor compliance with applicable laws and regulations governing alcoholic beverages.

Company Website

The Company’s primary website can be found at www.jackinthebox.com. We make available free of charge at this website (under the caption “Investors — SEC Filings — SEC Filings by Jack in the Box Inc.”) all of our reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, including our Annual Report on Form 10-K, our Quarterly Reports on Form 10-Q and our Current Reports on Form 8-K and amendments to those reports. These reports are made available on the website as soon as reasonably practicable after their filing with, or furnishing to, the Securities and Exchange Commission.

Forward-Looking Statements

From time to time, we make oral and written statements that reflect our current expectations regarding future results of operations, economic performance, financial condition and achievements of the Company. Whenever possible, we try to identify these forward-looking statements by using words such as “anticipate,” “assume,” “believe,” “estimate,” “expect,” “forecast,” “goals,” “guidance,” “intend,” “plan,” “project,” “may,” “will,” “would,” and similar expressions. Certain forward-looking statements are included in this Form 10-K, principally in the sections captioned “Business,” “Legal Proceedings,” the “Consolidated Financial Statements” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” including statements regarding our strategic plans and operating strategies. Although we believe that the expectations reflected in our forward-looking statements are based on reasonable assumptions, such expectations may prove to be materially incorrect due to known and unknown risks and uncertainties.

In some cases, information regarding certain important factors that could cause actual results to differ materially from any forward-looking statement appears together with such statement. In addition, the factors described under “Risk Factors” and “Critical Accounting Estimates”, as well as other possible factors not listed, could cause actual results and/or goals to differ materially from those expressed in forward-looking statements.

ITEM 1A.	RISK FACTORS

Risks Related to the Food Service Industry.  Food service businesses may be materially and adversely affected by changes in consumer tastes, national and regional economic and political conditions, and the impact on consumer eating habits of new information regarding diet, nutrition and health. The performance of individual restaurants may be adversely affected by factors such as traffic patterns, demographics and the type, number and location of competing restaurants, as well as local economic and political conditions, terrorist acts or government responses, weather conditions and catastrophic events such as earthquakes, fires, floods or other natural disasters.

Multi-unit food service businesses such as ours can also be materially and adversely affected by widespread negative publicity of any type, particularly regarding food quality, fat content, illness (such as epidemics or the prospect of a pandemic such as avian flu), obesity, injury or other health concerns with respect to certain foods. To minimize the risk of food-borne illness, we have implemented a HACCP system for managing food safety and quality. Nevertheless, the risk of food-borne illness cannot be completely eliminated. Any outbreak of such illness attributed to our restaurants or within the food service industry or any widespread negative publicity regarding our brands or the restaurant industry in general could cause a decline in our sales and have a material adverse effect on our financial condition and results of operations.

Dependence on frequent deliveries of fresh produce and groceries subjects food service businesses, such as ours, to the risk that shortages or interruptions in supply, caused by adverse weather or other conditions, could adversely affect the availability, quality and cost of ingredients. In addition, unfavorable trends or developments concerning factors such as inflation, increased cost of food, labor, fuel, utilities, technology, insurance and employee benefits (including increases in hourly wages, workers’ compensation and other insurance costs and premiums), increases in the number and locations of competing restaurants, regional weather conditions and the availability of experienced management and hourly employees, may also adversely affect the food service industry in general. Because our restaurants are predominantly company-operated, we may have greater exposure to operating cost issues than chains that are primarily franchised. Exposure to these fluctuating costs, including anticipated increases in commodity costs could negatively impact our margins. Changes in economic conditions affecting our customers could reduce traffic in some or all of our restaurants or impose practical limits on pricing, either of which could negatively impact profitability and have a material adverse effect on our financial condition and results of operations. Our continued success will depend in part on our ability to anticipate, identify and respond to changing conditions.

Risks Associated with Development.  We intend to grow by developing additional company-owned restaurants and through new restaurant development by franchisees. Development involves substantial risks, including the risk of (i) the availability of financing for the Company and for franchisees at acceptable rates and terms, (ii) development costs exceeding budgeted or contracted amounts, (iii) delays in completion of construction, (iv) the inability to identify, or the unavailability of suitable sites on acceptable leasing or purchase terms, (v) developed properties not achieving desired revenue or cash flow levels once opened, (vi) competition for suitable development sites; (vii) incurring substantial unrecoverable costs in the event a development project is abandoned prior to completion, (viii) the inability to obtain all required governmental permits, including, in appropriate cases, liquor licenses; (ix) changes in governmental rules, regulations, and interpretations (including interpretations of the requirements of the Americans with Disabilities Act, and (x) general economic and business conditions.

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

Reliance on Certain Geographic Markets.  Because our business is regional, with approximately 60% of our restaurants located in the states of California and Texas, the economic conditions, state and local laws and government regulations and weather conditions affecting those states may have a material impact upon our results.

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

Competition.  The restaurant industry is highly competitive with respect to price, service, location, personnel, advertising, brand identification and the type and quality of food, and there are many well-established competitors. Each of our restaurants competes directly and indirectly with a large number of national and regional restaurant chains, as well as with locally-owned quick-service restaurants, fast-casual restaurants, sandwich shops and similar types of businesses. The trend toward convergence in grocery, deli and restaurant services may increase the number of our competitors. Such increased competition could decrease the demand for our products and negatively affect our sales and profitability. Some of our competitors have substantially greater financial, marketing, operating and other resources than we have, which may give them a competitive advantage. Certain of our competitors have introduced a variety of new products and engaged in substantial price discounting in the past and may adopt similar strategies in the future. Our promotional strategies or other actions during unfavorable competitive conditions may adversely affect our margins. We plan to take various steps in connection with our “brand re-invention” strategy, including making improvements to the facility image at our restaurants, introducing new, higher-quality products, discontinuing certain menu items, and implementing new service and training initiatives. However, there can be no assurance (i) that our facility improvements will foster increases in sales and yield the desired return on investment, (ii) of the success of our new products, initiatives or our overall strategies or (iii) that competitive product offerings, pricing and promotions will not have an adverse effect upon our sales results and financial condition. We have an on-going “profit improvement program” which seeks to improve efficiencies and lower costs in all aspects of operations. Although we have been successful in improving efficiencies and reducing costs in the past, there is no assurance that we will be able to continue to do so in the future.

Risks Related to Increased Labor Costs.  We have a substantial number of employees who are paid wage rates at or slightly above the minimum wage. As federal and state minimum wage rates increase, our labor costs will increase. If competitive pressures or other factors prevent us from offsetting the increased costs by increases in prices, our profitability may decline. In addition, various proposals that would require employers to provide health insurance for all of their employees are currently being considered in Congress and various states. We offer access to healthcare benefits to our restaurant crew members. The imposition of any requirement that we provide health insurance to all employees on terms materially different from our existing programs would have a material adverse impact on our results of operations and financial condition.

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

Taxes.  Our income tax provision is sensitive to expected earnings and, as expectations change, our income tax provisions may vary from quarter-to-quarter and year-to-year. In addition, from time to time, we may take positions for filing our tax returns, which differ from the treatment for financial reporting purposes. The ultimate outcome of such positions could have an adverse impact on our effective tax rate.

Risks Related to Achieving Increased Franchise Ownership and to Franchise Operations.  At September 30, 2007, approximately 33% of the Jack in the Box restaurants were franchised. Our plan to increase the percentage of franchised restaurants by approximately 5% annually and to move towards a range of franchise ownership more closely aligned with that of the QSR industry is subject to risks and uncertainties. We may not be able to identify franchisee candidates with appropriate experience and financial resources or to negotiate mutually acceptable agreements with them. We may not be able to increase the percentage of franchised restaurants at the annual rate we desire or achieve the ownership mix of franchise to company-operated restaurants that we desire. Our ability to sell franchises and to realize gains from such sales is uncertain. Sales of our franchises and the realization of gains from franchising may vary from quarter-to-quarter and year-to-year, and may not meet expectations. The opening and success of franchised restaurants depends on various factors, including the demand for our franchises, and the selection of appropriate franchisee candidates, the availability of suitable sites, the negotiation of acceptable lease or purchase terms for new locations, permitting and regulatory compliance, the ability to meet construction schedules, the availability of financing, and the financial and other capabilities of our franchisees and developers. See “Risks Associated with Our Development” above. We cannot assure you that developers planning the opening of franchised restaurants will have the business abilities or sufficient access to financial resources necessary to open the restaurants required by their agreements. We cannot assure you that franchisees will successfully participate in our strategic initiatives or operate their restaurants in a manner consistent with our concept and standards. There are significant risks to our business if a franchisee, particularly one who operates a large number of restaurants, fails to adhere to our standards and projects an image inconsistent with our brand.

Risks Related to Government Regulations.  See “Business — Regulation”. The restaurant industry is subject to extensive federal, state and local governmental regulations, including those relating to the preparation, labeling, advertising and sale of food and those relating to building and zoning requirements. The Company and its franchisees are also subject to licensing and regulation by state and local departments relating to health, sanitation and safety standards, and liquor licenses and to laws governing our relationships with employees, including minimum wage requirements, overtime, working conditions and work eligibility requirements. See “Risks Related to Increased Labor Costs” above. The inability to obtain or maintain such licenses or publicity resulting from actual or alleged violations of such laws could have an adverse effect on our results of operations. We are also subject to federal regulation and certain state laws, which govern the offer and sale, termination and renewal of franchises. Many state franchise laws impose substantive requirements on franchise agreements, including limitations on noncompetition provisions and on provisions concerning the termination or nonrenewal of a franchise. Some states require that certain materials be registered before franchises can be offered or sold in that state. The failure to obtain or retain licenses or approvals to sell franchises could adversely affect us and our franchisees. We are subject to consumer protection and other laws and regulations governing the security of information. The costs of compliance, including increased investment in technology in order to protect such information, may negatively impact our margins. Any security breach involving our point of sale or other systems could result in loss of consumer confidence and potential costs associated with consumer fraud. Changes in, and the cost of compliance with, government regulations could have a material adverse effect on our operations.

Risks Related to Interest Rates.  We have exposure to changes in interest rates based on our financing, investing and cash management activities. Changes in interest rates could materially impact our profitability.

Risks Related to the Failure of Internal Controls.  We maintain a documented system of internal controls which is reviewed and monitored by an Internal Controls Committee and tested by the Company’s full time Internal Audit Department. The Internal Audit Department reports to the Audit Committee of the Board of Directors. We believe we have a well-designed system to maintain adequate internal controls on the business, however, we cannot be certain that our controls will be adequate in the future or that adequate controls will be effective in preventing errors or fraud. If our internal controls are ineffective, we may not be able to accurately report our financial results or prevent fraud. Any failures in the effectiveness of our internal controls could have a material adverse effect on our operating results or cause us to fail to meet reporting obligations.

Environmental Risks and Regulations.  As is the case with any owner or operator of real property, we are subject to a variety of federal, state and local governmental regulations relating to the use, storage, discharge, emission and disposal of hazardous materials. Failure to comply with environmental laws could result in the imposition of severe penalties or restrictions on operations by governmental agencies or courts of law, which could adversely affect operations. We have limited environmental liability insurance only covering sites on which we operate fuel stations. In all other areas, we do not have environmental liability insurance; nor do we maintain a reserve to cover such events. We have engaged and may engage in real estate development projects and own or lease several parcels of real estate on which our restaurants are located. We are unaware of any significant hazards on properties we own or have owned, or operate or have operated, the remediation of which would result in material liability for the Company. In the event of the determination of contamination on such properties, the Company, as owner or operator, could be held liable for severe penalties and costs of remediation. We also operate motor vehicles and warehouses and handle various petroleum substances and hazardous substances, and are not aware of any current material liability related thereto.

Risks Related to Leverage.  The Company has a $565.0 million credit facility, which is comprised of a $150.0 million revolving credit facility and a $415.0 million term loan. Increased leverage resulting from borrowings under the credit facility could have certain material adverse effects on the Company, including, but not limited to the following: (i) our credit rating may be reduced; (ii) our ability to obtain additional financing in the future for acquisitions, working capital, capital expenditures, and general corporate or other purposes could be impaired, or any such financing may not be available on terms favorable to us; (iii) a substantial portion of our cash flows could be required for debt service and, as a result, might not be available for our operations or other purposes; (iv) any substantial decrease in net operating cash flows or any substantial increase in expenses could make it difficult for us to meet our debt service requirements or force us to modify our operations or sell assets; (v) our ability to withstand competitive pressures may be decreased; and (vi) our level of indebtedness may make us more vulnerable to economic downturns, and reduce our flexibility in responding to changing business, regulatory and economic conditions. Our ability to repay expected borrowings under our credit facility, and to meet our other debt or contractual obligations (including compliance with applicable financial covenants) will depend upon our future performance and our cash flows from operations, both of which are subject to prevailing economic conditions and financial, business and other known and unknown risks and uncertainties, certain of which are beyond our control.

Risks of Changes in Accounting Policies and Assumptions.  Changes in accounting standards, policies or related interpretations by auditors or regulatory entities may negatively impact our results. Many accounting standards require management to make subjective assumptions and estimates, such as those required for stock compensation, tax matters, pension costs, litigation, insurance accruals and asset impairment calculations. Changes in those underlying assumptions and estimates could significantly change our results.

Litigation.  Litigation trends and potential class actions by consumers and shareholders, and the costs and other effects of legal claims by employees, franchisees, customers, vendors, stockholders and others, including settlement of those claims may negatively impact our results.

ITEM 1B.	UNRESOLVED STAFF COMMENTS

None.

ITEM 2.	PROPERTIES

As of September 30, 2007, of our 2,132 Jack in the Box and 395 Qdoba restaurants, we owned 817 restaurant buildings, including 606 located on leased land. In addition, we leased both the land and building for 1,291 restaurants, including 358 restaurants operated by franchisees. Also at that date, franchisees directly owned or leased 419 restaurants.

	Number of Restaurants at September 30, 2007
	Company-
	Operated	Franchised	Total

Company-owned restaurant buildings:
On Company-owned land	140	71	211
On leased land	453	153	606

Subtotal	593	224	817
Company-leased restaurant buildings on leased land	933	358	1,291
Franchise directly-owned or directly-leased restaurant buildings	—	419	419

Total restaurant buildings	1,526	1,001	2,527

Our leases generally provide for fixed rental payments (with cost-of-living index adjustments) plus real estate taxes, insurance and other expenses. In addition, less than 20% of the leases provide for contingent rental payments of between 1% and 10% of the restaurant’s gross sales once certain thresholds are met. We have generally been able to renew our restaurant leases as they expire at then-current market rates. The remaining terms of ground leases range from approximately one year to 47 years, including optional renewal periods. The remaining lease terms of our other leases range from approximately one year to 50 years, including optional renewal periods. At September 30, 2007, our leases had initial terms expiring as follows:

	Number of Restaurants
	Ground	Land and
	Leases	Building Leases

2008 – 2012	198	352
2013 – 2017	67	382
2018 – 2022	191	451
2023 and later	150	106

Our principal executive offices are located in San Diego, California in an owned facility of approximately 150,000 square feet. We also own our 70,000 square foot Innovation Center and approximately four acres of undeveloped land directly adjacent to it. Qdoba’s corporate support center is located in a leased facility in Wheat Ridge, Colorado. We also lease seven centers, with remaining terms ranging from four to 18 years, including optional renewal periods.

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

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

A special meeting of stockholders was held September 21, 2007, at which the following matter was voted as indicated:

	For	Against	Abstain
1. To approve an amendment to Jack in the Box Inc.’s Restated Certificate of Incorporation, as amended, to increase the total number of shares of capital stock that Jack in the Box Inc. is authorized to issue from 90,000,000 to 190,000,000 by increasing the total number of shares of common stock from 75,000,000 to 175,000,000.	28,184,027	995,607	16,943

The above numbers have not been adjusted to reflect the two-for-one stock split effected on October 15, 2007.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information.  The following table sets forth the high and low sales prices for our common stock during the fiscal quarters indicated, as reported on the New York Stock Exchange — Composite Transactions and

has been adjusted to reflect the two-for-one split of our common stock, that was effected in the form of a 100% stock dividend on October 15, 2007:

	12 Weeks Ended			16 Weeks Ended
	Sept. 30, 2007	July 8, 2007	Apr. 15, 2007	Jan. 21, 2007

High	$36.85	$39.77	$36.07	$32.30
Low	26.50	32.60	30.03	25.83

	12 Weeks Ended			16 Weeks Ended
	Oct. 1, 2006	July 9, 2006	Apr. 16, 2006	Jan. 22, 2006

High	$26.99	$23.16	$22.12	$18.42
Low	18.93	18.99	17.40	14.00

Dividends.  We did not pay any cash or other dividends during the last two fiscal years. Effective October 15, 2007, a stock split was effected in the form of a stock dividend, with shareholders receiving an additional share of stock for each share held. We do not anticipate paying any other dividends in the foreseeable future. Our credit agreement provides for a remaining aggregate amount of $197.0 million for the repurchase of our common stock and $50.0 million for the potential payment of cash dividends.

Stock Repurchases.  On September 16, 2005, the Board of Directors authorized a $150.0 million stock repurchase program through the end of fiscal year 2008, which was announced September 21, 2005. The following table summarizes shares repurchased pursuant to this program during the quarter ended September 30, 2007:

			(c)
			Total Number of	(d)
	(a)	(b)	Shares Purchased	Maximum Dollar
	Total Number	Average	as Part of Publicly	Value That may
	of Shares	Price Paid	Announced	yet be Purchased
	Purchased	per Share	Programs	Under the Programs

July 9, 2007 — August 8, 2007	—	$—	—	$100,000,000
August 9, 2007 — September 8, 2007	1,582,881	63.15	1,582,881	—
September 9, 2007 — September 30, 2007	—	—	—	—

Total	1,582,881	$63.15	1,582,881	—

Shares purchased and the average price paid per share have not been adjusted for the stock split noted above as no stock dividend was paid with respect to such treasury shares.

On November 9, 2007, the Board of Directors authorized a new $200.0 million program to repurchase shares of our common stock at prevailing market prices, in the open market or in private transactions, from time to time at management’s discretion, over the next three years.

Holders.  As of September 30, 2007, there were 537 stockholders of record.

Securities Authorized for Issuance Under Equity Compensation Plans.  The following table summarizes the equity compensation plans under which Company common stock may be issued as of September 30, 2007. Stockholders of the Company approved all plans.

(c)
		(b)	Number of Securities
	(a)	Weighted-	Remaining for Future
	Number of Securities to be	Average	Issuance Under Equity
	Issued Upon Exercise of	Exercise Price	Compensation Plans
	Outstanding Options,	of Outstanding	(Excluding Securities
	Warrants and Rights(1)	Options(1)	Reflected in Column (a))(2)

Equity compensation plans approved by security holders	5,594,333	$18.19	2,982,400

(1)	Includes shares issuable in connection with our outstanding stock options, performance-vested stock awards and non-management director deferred stock equivalents. The weighted-average exercise price in column (b) includes the weighted-average exercise price of stock options only.

(2)	Includes 188,752 shares that are reserved for issuance under our Employee Stock Purchase Plan.

Performance Graph.  The following graph compares the cumulative return to holders of the Company’s common stock at September 30th of each year (except 2004 when the comparison date is October 3 due to the fifty-third week in fiscal year 2004) to the yearly weighted cumulative return of a Restaurant Peer Group Index and to the Standard & Poor’s (“S&P”) 500 Index for the same period. In 2007, we changed the companies comprising our Restaurant Peer Group Index to account for changes in the industry and our business. The table below includes the cumulative returns for both our old and new restaurant peer groups.

The below comparison assumes $100 was invested on September 30, 2002 in the Company’s common stock and in each of the comparison groups, and assumes reinvestment of dividends. The Company paid no dividends during these periods.

	2002	2003	2004	2005	2006	2007
Jack in the Box Inc.	$100	$78	$139	$131	$229	$284
S & P 500 Index	$100	$124	$142	$159	$176	$205
Restaurant Peer Group(1)	$100	$128	$145	$148	$176	$171
Restaurant Peer Group(2)	$100	$104	$107	$111	$118	$117

(1)	The old Restaurant Peer Group Index is comprised of the following companies: Applebee’s International, Inc.; Bob Evans Farms, Inc.; Brinker International, Inc.; CBRL Group, Inc.; CKE Restaurants, Inc.; Luby’s, Inc.; Papa John’s International, Inc.; Ruby Tuesday, Inc.; Ryan’s Family Steakhouse, Inc. and Sonic Corp.

(2)	The new Restaurant Peer Group Index is comprised of the following companies: Brinker International, Inc.; CBRL Group, Inc.; Cheesecake Factory Inc.; CKE Restaurants, Inc.; Darden Restaurants Inc.; Panera Bread Company; PF Chang China Bistro Inc.; Ruby Tuesday, Inc.; Sonic Corp. and Wendy’s International Inc.

ITEM 6.	SELECTED FINANCIAL DATA

Our fiscal year is 52 or 53 weeks, ending the Sunday closest to September 30. Fiscal year 2004 includes 53 weeks; all other years include 52 weeks. The following selected financial data of Jack in the Box Inc. for each fiscal year was extracted or derived from our audited financial statements.

	Fiscal Year
	2007	2006	2005	2004(1)	2003
	(In thousands, except per share data)

Statements of Earnings Data:
Total revenues(2)	$2,875,978	$2,723,603	$2,480,214	$2,302,547	$2,030,236

Costs of revenues	2,401,673	2,283,135	2,078,121	1,913,285	1,695,709
Selling, general and administrative expenses	293,881	300,819	273,821	264,257	228,141
Gains on sale of company-operated restaurants(2)	(39,261)	(42,046)	(23,334)	(17,918)	(26,562)

Total operating costs and expenses	2,656,293	2,541,908	2,328,608	2,159,624	1,897,288

Earnings from operations	219,685	181,695	151,606	142,923	132,948

Interest expense, net(3)	23,354	12,075	13,402	25,419	23,346
Income taxes	70,027	60,545	46,667	42,820	39,518

Earnings before cumulative effect of accounting change	$126,304	$109,075	$91,537	$74,684	$70,084

Earnings per Share and Share Data(4):
Earnings per share before cumulative effect of accounting change:
Basic	$1.93	$1.57	$1.28	$1.03	$0.96
Diluted	$1.88	$1.52	$1.24	$1.01	$0.95
Weighted-average shares outstanding — Diluted(5)	67,263	71,834	73,876	73,923	73,936
Market price at year-end	$32.42	$26.09	$14.95	$16.16	$8.53
Other Operating Data:
Jack in the Box change in same-store sales	6.1%	4.8%	2.4%	4.6%	(1.7)%
Restaurant operating margin	17.9%	17.5%	16.9%	17.0%	16.1%
SG&A rate	10.2%	11.0%	11.0%	11.5%	11.2%
Capital expenditures	$154,182	$150,032	$126,134	$120,065	$111,872
Balance Sheet Data (at end of period):
Total assets	$1,382,822	$1,520,461	$1,337,986	$1,324,666	$1,142,481
Long-term debt(6)	427,516	254,231	290,213	297,092	290,746
Stockholders’ equity(7)	414,557	710,885	565,372	553,399	450,434

(1)	Fiscal 2004 includes 53 weeks. All other periods presented include 52 weeks. The additional week in fiscal 2004 added approximately $0.01 per diluted share to net earnings.

(2)	Effective fiscal 2007, we are reporting gains as a discrete line item within operating costs and expenses, rather than within revenues, as previously presented. Prior year’s gains on sale of company-operated restaurants to franchisees have been reclassified to conform with the current year presentation.

(3)	Fiscal year 2004 includes a $9.2 million charge related to the refinancing of our term loan and the early redemption of our senior subordinated notes.

(4)	Earnings per share data reflects a two-for-one stock split effected in October 2007.

(5)	Fiscal year 2007 includes the weighted impact of 7.1 million shares repurchased through our tender offer and share repurchase programs. The 7.1 million shares repurchased has not been adjusted for the stock split as treasury shares were not subject to the two-for-one split.

(6)	Fiscal year 2007 reflects higher bank borrowings associated with our new credit facility entered into in the first quarter.

(7)	Fiscal year 2007 includes a reduction in stockholders’ equity of $363.4 million related to shares repurchased and retired during the year.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

For an understanding of the significant factors that influenced our performance during the past three fiscal years, we believe our Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) should be read in conjunction with the Consolidated Financial Statements and related Notes included in this Annual Report as indexed on page F-1.

All comparisons under this heading among 2007, 2006 and 2005 refer to the 52-week periods ended September 30, 2007, October 1, 2006, and October 2, 2005, respectively, unless otherwise indicated.

Our MD&A consists of the following sections:

•	Overview — a general description of our business, the quick-service dining segment of the restaurant industry and fiscal 2007 highlights.

•	Financial reporting changes — a summary of significant financial statement reclassifications, adjustments and new accounting pronouncements adopted.

•	Results of operations — an analysis of our consolidated statements of earnings for the three years presented in our consolidated financial statements.

•	Liquidity and capital resources — an analysis of cash flows including capital expenditures, aggregate contractual obligations, share repurchase activity, known trends that may impact liquidity, and the impact of inflation.

•	Discussion of critical accounting estimates — a discussion of accounting policies that require critical judgments and estimates.

•	New accounting pronouncements — a discussion of new accounting pronouncements, dates of implementation and impact on our consolidated financial position or results of operations, if any.

OVERVIEW

As of September 30, 2007, Jack in the Box Inc. (the “Company”) owned, operated, and franchised 2,132 Jack in the Box quick-service restaurants and 395 Qdoba Mexican Grill (“Qdoba”) fast-casual restaurants, primarily in the western and southern United States.

Our primary source of revenue is from retail sales at company-operated restaurants. We also derive revenue from sales of food and packaging to Jack in the Box and Qdoba franchises, retail sales from fuel and convenience stores (“Quick Stuff”), and revenue from franchisees including royalties, based upon a percent of sales, franchise fees and rents. In addition, we recognize gains from the sale of company-operated restaurants to franchisees which are presented as a reduction of operating costs and expenses in the accompanying consolidated statements of earnings.

The quick-service restaurant industry is complex and challenging. Challenges presently facing the sector include higher levels of consumer expectations, intense competition with respect to market share, restaurant locations, labor, menu and product development, changes in the economy, including costs of commodities, and trends for healthier eating.

To address these challenges and others, management has developed a strategic plan focused on four key initiatives. The first initiative is a growth strategy that includes opening new restaurants and increasing same-store sales. The second initiative is a holistic reinvention of the Jack in the Box brand through menu innovation, upgrading guest service and re-imaging Jack in the Box restaurant facilities to reflect the personality of Jack — the chain’s fictional founder and popular spokesman. The third strategic initiative is to expand franchising — through new restaurant development and the sales of company-operated restaurants to franchisees — to generate higher returns and higher margins, while mitigating business-cost and investment risks. The fourth initiative is to improve our business model as we transition to becoming a predominantly franchised restaurant chain.

The following summarizes the most significant events occurring in fiscal year 2007:

•	Increase in Restaurant Sales. Progress made in reinventing the Jack in the Box brand through menu upgrades, programs aimed at improving the guest experience through service initiatives and enhancements to the restaurant environment contributed to sales growth at Jack in the Box restaurants increasing both the average check and number of transactions. This positive sales momentum resulted in increases in “same-store” sales (those restaurants open more than one year) of 6.1% at Jack in the Box company-operated restaurants.

•	Re-Image Program. In 2007, we continued to re-image our Jack in the Box restaurants. In fiscal 2007, we re-imaged 187 restaurants and franchisees re-imaged another 13 locations with a comprehensive program that includes a complete redesign of the dining room and common areas bringing the total number of re-imaged restaurants to approximately 350 at September 30, 2007. According to a proprietary brand image and loyalty study, the newly re-imaged restaurants are expanding their customer base, generating more guest visits and gaining more loyal guests.

•	Franchising Program. We continued to make progress on our strategic initiative to expand franchising through new restaurant development and sales of company-operated restaurants to franchisees. In 2007, we refranchised 76 Jack in the Box restaurants and franchisees opened 16 new restaurants. At September 30, 2007, approximately 33% of our Jack in the Box restaurants were franchised. Additionally, we signed franchise development agreements to expand the Jack in the Box brand into three new contiguous markets.

•	Stock Repurchases. Pursuant to a modified “Dutch Auction” tender offer (“Tender Offer”) and stock repurchase programs authorized by our Board of Directors, we repurchased shares of our common stock for $463.4 million.

•	Credit Facility. In the first quarter, we entered into a new credit agreement consisting of a revolving credit facility of $150.0 million with a five-year maturity and a term loan facility of $475.0 million with a six-year maturity. Using our available cash resources, in the second quarter we prepaid without penalty $60.0 million of our term loan which is expected to result in annualized interest savings of approximately $2.0 million.

•	Interest Rate Swaps. To reduce exposure to rising interest rates, we converted $200.0 million of our term loan at floating rates to a fixed interest rate for the next three years by entering into two interest rate swap contracts.

FINANCIAL REPORTING CHANGES

At the beginning of fiscal year 2006, we adopted Statement of Financial Accounting Standards (“SFAS”) 123 (revised 2004), Share-Based Payment (123R), which requires that all employee share-based compensation be measured using a fair value method and that the resulting compensation cost be recognized in the financial statements. In accordance with the modified prospective method of adoption, results for fiscal 2005 and prior periods were not restated. Refer to Note 8, Share-Based Employee Compensation, in the notes to the consolidated financial statements for additional information.

Historical share and per share data in our Annual Report on Form 10-K has been restated to give retroactive recognition of our two-for-one stock split that was effected in the form of a 100% stock dividend on October 15, 2007, with the exception of treasury share data as no stock dividend was paid with respect to treasury shares. In the consolidated statements of stockholders’ equity, for all periods presented, the par value of the additional shares was reclassified from capital in excess of par value to common stock. Refer to Note 9, Stockholders’ Equity, in the notes to the consolidated financial statements for additional information regarding the stock split.

Effective fiscal 2007, we are reporting gains as a discrete line item within operating costs and expenses, rather than within revenues, as previously presented. Prior year’s gains on sale of company-operated restaurants to franchisees have been reclassified to conform with the current-year presentation. This reclassification had no effect on previously reported earnings from operations, net earnings or shareholders’ equity.

Effective September 30, 2007, we adopted the recognition and measurement provision of SFAS 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans — an amendment of FASB Statements No. 87, 88, 106 and 132(R). SFAS 158 requires companies to recognize the over or under funded status of their plans as an asset or liability as measured by the difference between the fair value of the plan assets and the projected benefit obligation and requires any unrecognized prior service costs and actuarial gains and losses to be recognized as a component of accumulated other comprehensive income (loss). The adoption of SFAS 158 resulted in an after-tax adjustment to accumulated other comprehensive income (loss) of $20.2 million related to a reclassification of unrecognized actuarial gains and losses from assets and liabilities to a component of accumulated other comprehensive income (loss), as well as a requirement to recognize over and under funding of our pension and post-retirement health plans. See Note 7, Retirement Plans, in the notes to the consolidated financial statements for additional information.

RESULTS OF OPERATIONS

The following table sets forth, unless otherwise indicated, the percentage relationship to total revenues of certain items included in our consolidated statements of earnings.

CONSOLIDATED STATEMENTS OF EARNINGS DATA

	Fiscal Year
	Sept. 30,	Oct. 1,	Oct. 2,
	2007	2006	2005

Revenues:
Restaurant sales	74.8%	77.1%	82.5%
Distribution and other sales	20.3	18.9	14.0
Franchised restaurant revenues	4.9	4.0	3.5

	100.0%	100.0%	100.0%

Operating costs and expenses:
Restaurant costs of sales(1)	31.8%	31.2%	31.7%
Restaurant operating costs(1)	50.3	51.3	51.4
Distribution and other costs of sales(1)	99.0	98.7	98.7
Franchised restaurant costs(1)	40.4	40.5	40.9
Selling, general and administrative expenses	10.2	11.0	11.0
Gains on sale of company-operated restaurants	(1.4)	(1.5)	(0.9)
Earnings from operations	7.6	6.7	6.1

(1)	As a percentage of the related sales and/or revenues.

The following table summarizes the number of systemwide restaurants:

SYSTEMWIDE RESTAURANT UNITS

	Sept. 30,	Oct. 1,	Oct. 2,
	2007	2006	2005

Jack in the Box:
Company-operated	1,436	1,475	1,534
Franchised	696	604	515

Total system	2,132	2,079	2,049

Qdoba:
Company-operated	90	70	57
Franchised	305	248	193

Total system	395	318	250

Consolidated:
Company-operated	1,526	1,545	1,591
Franchised	1,001	852	708

Total system	2,527	2,397	2,299

In 2007 and 2006, we opened 42 and 29 company-operated Jack in the Box restaurants, along with 5 and 11 new Quick Stuff convenience stores, and franchisees opened 16 and 7 restaurants, respectively. In addition, we sold 76 and 82 Jack in the Box company-operated restaurants to franchisees. Qdoba opened 87 and 71 company and franchise-operated restaurants during 2007 and 2006, respectively.

Revenues

Company-operated restaurant sales were $2,151.0 million, $2,101.0 million, and $2,045.4 million, in 2007, 2006, and 2005, respectively. The sales growth primarily reflects increases in per store average (“PSA”) sales at Jack in the Box and Qdoba company-operated restaurants, as well as increases in the number of Qdoba company-operated restaurants. Same-store sales at Jack in the Box company-operated restaurants increased 6.1% in 2007 on top of 4.8% in 2006 and 2.4% in 2005, reflecting an increase in both average check and transactions primarily due to the success of new product introductions and continued focus on our brand reinvention initiatives. The PSA sales growth in each year was partially offset by a decrease in the number of Jack in the Box company-operated restaurants primarily reflecting the sale of company-operated restaurants to franchisees.

Distribution and other sales, representing distribution sales to Jack in the Box and Qdoba franchisees, as well as Quick Stuff fuel and convenience store sales, grew to $585.1 million in 2007 from $512.9 million in 2006 and $348.5 million in 2005. Distribution sales grew primarily due to an increase in the number of Jack in the Box and Qdoba franchised restaurants serviced by our distribution centers and PSA sales growth at our franchised restaurants. Sales from our Quick Stuff locations increased primarily due to an increase in the number of locations to 60 at the end of the fiscal year from 55 in 2006 and 44 in 2005, offset in part by a decrease in PSA fuel sales.

Franchised restaurant revenues, which include rents, royalties and fees from restaurants operated by franchisees, increased to $139.9 million in 2007 from $109.7 million in 2006 and $86.3 million in 2005, primarily reflecting an increase in the number of franchised restaurants and PSA sales growth. The number of franchised restaurants increased to 1,001 at the end of the fiscal year from 852 in 2006 and 708 in 2005, reflecting the franchising of Jack in the Box company-operated restaurants and new restaurant development by Qdoba and Jack in the Box franchisees.

Operating Costs and Expenses

Restaurant costs of sales, which include food and packaging costs, increased to $683.9 million in 2007 from $654.7 million in 2006, and $647.6 million in 2005. As a percentage of restaurant sales, restaurant costs of sales were 31.8% in 2007, 31.2% in 2006, and 31.7% in 2005. In 2007, higher commodity costs, primarily cheese, eggs, beef and shortening were partially offset by lower packaging costs. In 2006, lower commodity costs, principally beef, cheese and pork, as well as favorable product mix changes contributed to the lower rate. In 2006, beef costs were approximately 5% lower than fiscal 2005. In fiscal 2005, beef costs were high, unfavorably impacted by the closing of the U.S. border to Canadian cattle, and produce costs were up approximately 9%. The cost increases in all years were partially offset in part by modest selling price increases.

Restaurant operating costs were $1,082.2 million in 2007, $1,078.0 million in 2006, and $1,051.4 million in 2005 and, as a percentage of restaurant sales, were 50.3%, 51.3%, and 51.4%, respectively. In 2007, the percentage improvement compared with 2006 is primarily due to fixed cost leverage on same-store sales and lower costs for workers’ compensation insurance, utilities, and profit improvement initiatives, partially offset by higher costs related to brand re-invention initiatives. In 2006, the lower rate is due primarily to fixed-cost leverage on same-store sales, lower costs for workers’ compensation insurance and profit improvement program initiatives, partially offset by higher costs for utilities.

Costs of distribution and other sales increased to $579.1 million in 2007 from $506.0 million in 2006 and $343.8 million in 2005, primarily reflecting an increase in the related sales. These costs were 99.0% of distribution and other sales in 2007, and 98.7% in 2006 and 2005. The percentage increase in 2007 compared with 2006 primarily relates to higher retail prices per gallon of fuel, which have proportionately higher costs, but yield stable penny profits. The percentage in 2006 remained consistent with 2005 as increases in distribution volumes related to strong sales at Jack in the Box restaurants offset the impact of higher retail prices per gallon of fuel at our Quick Stuff locations.

Franchised restaurant costs, principally rents and depreciation on properties leased to Jack in the Box franchisees, increased to $56.5 million in 2007 from $44.5 million in 2006 and $35.3 million in 2005, due primarily to an increase in the number of franchised restaurants. As a percentage of franchised restaurant revenues, franchise restaurant costs decreased to 40.4% in 2007 from 40.5% in 2006 and 40.9% in 2005 benefiting from the leverage provided by higher franchise revenues.

Selling, general, and administrative (“SG&A”) expenses were $293.9 million, $300.8 million, and $273.8 million in 2007, 2006, and 2005, respectively. SG&A expenses decreased to approximately 10.2% of revenues in 2007 from 11.0% of revenues in 2006 and 2005. In 2007, increased leverage from higher revenues, lower pension costs and insurance recoveries contributed to the percent of revenue decline compared with 2006. In 2006, SG&A expenses as a percent of revenues remained flat compared with 2005 as the sales leverage benefit was offset by the inclusion of stock option expense of $7.3 million upon the adoption of SFAS 123R, higher pension costs and charges related to certain restaurant closures and the impairment of 8 Jack in the Box restaurants.

Gains on sale of company-operated restaurants were $39.3 million, $42.0 million and $23.3 million in 2007, 2006 and 2005, respectively. The change in gains relates to the number of restaurants sold and the specific sales and cash flows of those restaurants. In 2007, we sold 76 Jack in the Box restaurants, compared with 82 in 2006, which included all 25 company-operated restaurants in Hawaii, and 58 in 2005. The Hawaii transaction represented the first sale of an entire market since we announced our intent to increase franchising activities in 2002 and contributed approximately $15.0 million to gains on sale of company-operated restaurants in 2006.

Interest Expense, Net

Interest expense, net was $23.4 million, $12.1 million, and $13.4 million, in 2007, 2006 and 2005, respectively, and includes interest expense of $32.2 million, $19.6 million and $17.1 million, respectively, and interest income of $8.8 million, $7.5 million, and $3.7 million, respectively. The increase in interest income in each year reflects higher average cash balances and higher interest rates on invested cash. In 2007, interest expense increased compared with 2006 primarily due to higher average bank borrowings and increased interest rates incurred on our credit facility. In 2006, interest expense increased compared with 2005 due to the impact of higher average interest rates incurred on our credit facility.

Income Taxes

The income tax provisions reflect effective tax rates of 35.7%, 35.7%, and 33.8% of earnings before income taxes and cumulative effect of an accounting change in 2007, 2006 and 2005, respectively. The lower tax rate in 2005 relates primarily to the resolution of a prior year’s tax position.

Cumulative Effect of Accounting Change

In fiscal 2006, we adopted Financial Accounting Standards Board Interpretation (“FIN”) 47 which requires that we record a liability for an asset retirement obligation at the end of a lease if the amount can be reasonably estimated. As a result of adopting FIN 47, we recorded an after-tax cumulative effect from this accounting change of $1.0 million related to the depreciation and interest expense that would have been charged prior to the adoption.

Net Earnings

Net earnings were $126.3 million or $1.88 per diluted share, in 2007; $108.0 million or $1.50 per diluted share, in 2006; and $91.5 million, or $1.24 per diluted share, in 2005.

LIQUIDITY AND CAPITAL RESOURCES

General.  Our primary sources of short-term and long-term liquidity are expected to be cash flows from operations, the revolving bank credit facility, the sale of company-operated restaurants to franchisees and the sale and leaseback of certain restaurant properties.

Our cash requirements consist principally of:

•	capital expenditures for new restaurant construction, restaurant renovations and upgrades of our management information systems;

•	debt service requirements;

•	working capital;

•	income tax payments; and

•	obligations related to our benefit plans.

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

Cash and cash equivalents decreased $218.2 million to $15.7 million at September 30, 2007 from $233.9 million at the beginning of the fiscal year. This decrease is primarily due to the use of cash to repurchase our common stock, and property and equipment expenditures, which were offset in part by borrowings under our new credit facility, cash flows provided by operating activities and proceeds from the issuance of common stock and from the sale of restaurants to franchisees. We generally reinvest available cash flows from operations to develop new restaurants or enhance existing restaurants, to repurchase shares of our common stock and to reduce debt.

Cash Flows.  The following table summarizes our cash flows from operating, investing and financing activities for each of the past three fiscal years (in thousands):

	2007	2006	2005

Total cash provided by (used in):
Operating activities	$179,809	$205,139	$157,888
Investing activities	(131,341)	(63,827)	(114,521)
Financing activities	(266,672)	(11,114)	(71,359)

Increase (decrease) in cash and cash equivalents	$(218,204)	$130,198	$(27,992)

Operating Activities.  In 2007, operating cash flow decreased $25.3 million to $179.8 million compared with a year ago primarily due to an increase in income tax payments.

Investing Activities.  Cash flows used in investing activities were $131.3 million in 2007 compared to $63.8 million in 2006 increasing primarily due to a decrease in proceeds from assets held for sale and leaseback, higher capital expenditures and cash used in 2007 to acquire nine Qdoba restaurants previously operated by franchisees.

Capital Expenditures.  Our capital expenditure program includes, among other things, investments in new locations, restaurant remodeling, and information technology enhancements. We used cash of $154.2 million for purchases of property and equipment in 2007 compared with $150.0 million in 2006 and $126.1 million in 2005. The increase in capital expenditures in each year primarily relates to our on-going comprehensive re-image program.

In fiscal year 2008, capital expenditures are expected to be approximately $175 – $185 million, including investment costs related to the Jack in the Box restaurant re-image program and kitchen enhancements. We plan to open approximately 22 – 28 new Jack in the Box restaurants in 2008, and under our brand reinvention strategy, plan to re-image approximately 250 restaurants.

Sale of Company-Operated Restaurants.  We have continued our strategy of selectively selling Jack in the Box company-operated restaurants to franchisees, selling 76, 82, and 58 restaurants in 2007, 2006 and 2005, respectively. Proceeds from the sale of company-operated restaurants were $51.3 million, $54.4 million, and $33.5 million, respectively.

Acquisition of Franchise-Operated Restaurants.  In the third quarter of 2007, Qdoba acquired nine franchise-operated restaurants for approximately $7.0 million in cash. The primary assets acquired include $2.5 million in net property and equipment and $4.5 million in goodwill.

Financing Activities.  Cash used in financing activities increased $255.6 million to $266.7 million, compared with a year ago, due primarily to an increase in stock repurchases and term loan principal payments, offset in part by proceeds received related to our new credit facility.

New Financing.  On December 15, 2006, we replaced our existing credit facility with a new credit facility intended to provide a more flexible capital structure and facilitate the execution of our strategic plan. The new credit facility was comprised of (i) a $150.0 million revolving credit facility maturing on December 15, 2011 and (ii) a term loan maturing on December 15, 2012, initially both with London Interbank Offered Rate (“LIBOR”) plus 1.375%. At inception, we borrowed $475.0 million under the term loan facility and used the proceeds to repay all borrowings under the prior credit facility, to pay related transaction fees and expenses and to repurchase a portion of our outstanding stock. We subsequently elected to make, without penalty, a $60.0 million optional prepayment of our term loan, which will be applied to the remaining scheduled principal installments in the direct order of maturity. The prepayment reduced the interest rate on the credit facility by 25 basis points to LIBOR plus 1.125%, which is expected to result in an annualized interest savings of approximately $2.0 million. At September 30, 2007, we had no borrowings under the revolving credit facility, $415.0 million outstanding under the term loan and had letters of credit outstanding of $37.1 million.

As part of the new credit agreement, we may also request the issuance of up to $75.0 million in letters of credit, the outstanding amount of which reduces the net borrowing capacity under the agreement. The new credit facility requires the payment of an annual commitment fee based on the unused portion of the credit facility. The credit facility’s interest rates and the annual commitment rate are based on a financial leverage ratio, as defined in the credit agreement. Our obligations under the new credit facility are secured by first priority liens and security interests in the capital stock, partnership, and membership interests owned by us and (or) our subsidiaries, and any proceeds thereof, subject to certain restrictions set forth in the credit agreement. Additionally, the credit agreement includes a negative pledge on all tangible and intangible assets (including all real and personal property) with customary exceptions.

Loan origination costs associated with the new credit facility were $7.4 million and are included as deferred costs in other assets, net in the consolidated balance sheet as of September 30, 2007. Deferred financing fees of $1.9 million related to the prior credit facility were written-off in the first quarter and are included in interest expense, net in the consolidated statement of earnings for the year ended September 30, 2007.

Interest Rate Swaps.  Concurrent with the termination of our prior credit facility, we liquidated three swap agreements and reversed the fair value of the swaps recorded as a component of accumulated other comprehensive loss, net. We realized a net gain of $0.4 million, included in interest expense, net in the accompanying consolidated statement of earnings for the year ended September 30, 2007. To reduce our exposure to rising interest rates under our new credit facility, in March 2007, we entered into two interest rate swap agreements that will effectively convert $200.0 million of our variable rate term loan borrowings to a fixed rate basis for three years.

Debt Covenants.  We are subject to a number of covenants under our various debt instruments, including limitations on additional borrowings, acquisitions, loans to franchisees, capital expenditures, lease commitments, stock repurchases and dividend payments, as well as requirements to maintain certain financial ratios, cash flows and net worth. As of September 30, 2007, we complied with all debt covenants.

Debt Outstanding.  Total debt outstanding increased to $433.3 million at September 30, 2007 from $291.8 million at the beginning of the fiscal year. Current maturities of long-term debt decreased $31.8 million and long-term debt, net of current maturities increased $173.3 million due to borrowings under the new credit facility. At October 1, 2006, $29.1 million was classified as current under the prior credit facility related to a clause in the agreement requiring prepayments based on an excess cash flow calculation.

Repurchases of Common Stock.  On November 21, 2006, we announced the commencement of a Tender Offer for up to 5.5 million shares of our common stock at a price per share not less than $55.00 and not greater than $61.00, for a maximum aggregate purchase price of $335.5 million. On December 19, 2006, we accepted for purchase approximately 2.3 million shares of common stock at a purchase price of $61.00 per share, for a total cost of $143.3 million.

On December 20, 2006, the Board of Directors authorized a program to repurchase up to 3.3 million shares in calendar year 2007 to complete the repurchase of the total shares authorized in the Tender Offer. In the second quarter of 2007, under a 10b5-1 plan, we repurchased 3.2 million shares for $220.1 million.

The Tender Offer and the additional repurchase program were funded through the new credit facility and available cash, and all shares repurchased were subsequently retired.

In September 2005, the Board of Directors authorized the repurchase of $150.0 million of our outstanding common stock in the open market. Pursuant to this authorization, we repurchased 1,582,881 shares of our common stock in 2007 at a cost of $100.0 million and 1,444,700 shares of common stock in 2006 at a cost of $50.0 million. The Board of Directors also approved a share repurchase program in fiscal year 2004. Under this authorization, we repurchased 2,578,801 shares of our common stock in 2005 at a cost of $92.9 million.

Off-balance sheet arrangements.  Other than operating leases, we are not a party to any off-balance sheet arrangements that have, or are reasonably likely to have, a current or future material effect on our financial condition, changes in financial condition, results of operations, liquidity, capital expenditures or capital resources.

We finance a portion of our new restaurant development through sale-leaseback transactions. These transactions involve selling restaurants to unrelated parties and leasing the restaurants back. Additional information regarding our operating leases is available in Item 2. Properties, and Note 4, Leases of the notes to the consolidated financial statements.

Contractual obligations and commitments.  The following is a summary of our contractual obligations and commercial commitments as of September 30, 2007:

	Payments Due by Period
		Less Than			After
	Total	1 Year	1-3 Years	3-5 Years	5 Years
	(In thousands)

Contractual Obligations:
Credit facility term loan(1)	$535,268	$27,050	$99,844	$334,802	$73,572
Revolving credit facility	—	—	—	—	—
Capital lease obligations(1)	25,270	7,040	5,704	3,941	8,585
Other long-term debt obligations(1)	177	150	27	—	—
Operating lease obligations	1,813,413	188,191	341,635	300,074	983,513
Guarantee(2)	1,675	1,257	262	156	—
Benefit obligations(3)	117,305	9,847	16,805	19,632	71,021

Total contractual obligations	$2,493,108	$233,535	$464,277	$658,605	$1,136,691

Other Commercial Commitments:
Stand-by letters of credit(4)	$37,094	$37,094	$—	$—	$—

(1)	Obligations related to our credit facility term loan, capital lease obligations, and other long-term debt obligations include interest expense estimated at interest rates in effect on September 30, 2007.

(2)	Consists of a guarantee associated with one Chi-Chi’s property. Due to the bankruptcy of the Chi-Chi’s restaurant chain, previously owned by us, we are obligated to perform in accordance with the terms of the guarantee agreement.

(3)	Includes expected payments associated with our defined benefit plans, postretirement benefit plans and our non-qualified deferred compensation plan through fiscal 2017.

(4)	Consists primarily of letters of credit for workers’ compensation and general liability insurance.

DISCUSSION OF CRITICAL ACCOUNTING ESTIMATES

We have identified the following as our most critical accounting estimates, which are those that are most important to the portrayal of the Company’s financial condition and results and require management’s most subjective and complex judgments. Information regarding our other significant accounting estimates and policies are disclosed in Note 1 to our consolidated financial statements.

Share-based Compensation — We account for share-based compensation in accordance with SFAS 123R. Under the provisions of SFAS 123R, share-based compensation cost is estimated at the grant date based on the award’s fair-value as calculated by an option pricing model and is recognized as expense ratably over the requisite service period. The option pricing models require various highly judgmental assumptions including volatility, forfeiture rates, and expected option life. If any of the assumptions used in the model change significantly, share-based compensation expense may differ materially in the future from that recorded in the current period.

Retirement Benefits — We sponsor pension and other retirement plans in various forms covering those employees who meet certain eligibility requirements. Several statistical and other factors, which attempt to anticipate future events, are used in calculating the expense and liability related to the plans, including assumptions about the discount rate, expected return on plan assets and the rate of increase in compensation levels, as determined by us using specified guidelines. In addition, our outside actuarial consultants also use certain statistical factors such as turnover, retirement and mortality rates to estimate our future benefit obligations. The actuarial assumptions used may differ materially from actual results due to changing market and economic conditions, higher or lower turnover and retirement rates or longer or shorter life spans of participants. These differences may affect the amount of pension expense we record.

Self Insurance — We are self-insured for a portion of our losses related to workers’ compensation, general liability, automotive, medical and dental programs. In estimating our self-insurance accruals, we utilize independent actuarial estimates of expected losses, which are based on statistical analysis of historical data. These assumptions are closely monitored and adjusted when warranted by changing circumstances. Should a greater amount of claims occur compared to what was estimated or medical costs increase beyond what was expected, accruals might not be sufficient, and additional expense may be recorded.

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

Goodwill and Other Intangibles — We also evaluate goodwill and intangible assets not subject to amortization annually or more frequently if indicators of impairment are present. If the determined fair values of these assets are less than the related carrying amounts, an impairment loss is recognized. The methods we use to estimate fair value include future cash flow assumptions, which may differ from actual cash flows due to, among other things, economic conditions or changes in operating performance. During the fourth quarter of fiscal 2007, we reviewed the carrying value of our goodwill and indefinite life intangible assets and determined that no impairment existed as of September 30, 2007.

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

In September 2006, the FASB issued SFAS 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans — an amendment of FASB Statements No. 87, 88, 106 and 132(R). Effective

September 30, 2007, we implemented the recognition provisions of SFAS 158. SFAS 158 requires companies to recognize the over or under funded status of their plans as an asset or liability as measured by the difference between the fair value of the plan assets and the benefit obligation and requires any unrecognized prior service costs and actuarial gains and losses to be recognized as a component of accumulated other comprehensive income (loss). Additionally, SFAS 158 no longer allows companies to measure their plans as of any date other than as of the end of their fiscal year. However, this provision is not effective until fiscal years ending after December 15, 2008. We will not be able to determine the impact of adopting the measurement provision of SFAS 158 until the end of the fiscal year when such valuation is completed. See Note 7, Retirement Plans, in the notes to the consolidated financial statements for additional information regarding our retirement plans and SFAS 158.

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

Our primary exposure to risks relating to financial instruments is changes in interest rates. Our credit facility, which is comprised of a revolving credit facility and a term loan, bears interest at an annual rate equal to the prime rate or LIBOR plus an applicable margin based on a financial leverage ratio. As of September 30, 2007, the applicable margin for the LIBOR-based revolving loans and term loan was set at 1.125%.

We use interest rate swap agreements to reduce exposure to interest rate fluctuations. At September 30, 2007, we had two interest rate swap agreements having an aggregate notional amount of $200.0 million expiring April 1, 2010. These agreements effectively convert a portion of our variable rate bank debt to fixed-rate debt and have an average pay rate of 4.87%, yielding a fixed-rate of 6.00% including the term loan’s applicable margin of 1.125%.

A hypothetical 100 basis point increase in short-term interest rates, based on the outstanding unhedged balance of our revolving credit facility and term loan at September 30, 2007 would result in an estimated increase of $2.2 million in annual interest expense.

Changes in interest rates also impact our pension expense, as do changes in the expected long-term rate of return on our pension plan assets. An assumed discount rate is used in determining the present value of future cash outflows currently expected to be required to satisfy the pension benefit obligation when due. Additionally, an assumed long-term rate of return on plan assets is used in determining the average rate of earnings expected on the funds invested or to be invested to provide the benefits to meet our projected benefit obligation. A hypothetical 25 basis point reduction in the assumed discount rate and expected long-term rate of return on plan assets would result in an estimated increase of $2.2 million and $0.6 million, respectively, in our future annual pension expense.

We are also exposed to the impact of commodity and utility price fluctuations related to unpredictable factors such as weather and various other market conditions outside our control. Our ability to recover increased costs through higher prices is limited by the competitive environment in which we operate. From time to time, we enter into futures and option contracts to manage these fluctuations. There were no open commodity futures and option contracts at September 30, 2007.

At September 30, 2007, we had no other material financial instruments subject to significant market exposure.

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

Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures

Based on an evaluation of the Company’s disclosure controls and procedures (as defined in Rules 13(a) — 15(e) and 15(d) — 15(e) of the Securities Exchange Act of 1934, as amended), as of the end of the Company’s fiscal year ended September 30, 2007, the Company’s Chief Executive Officer and Chief Financial Officer (its principal executive officer and principal financial officer, respectively) have concluded that the Company’s disclosure controls and procedures were effective.

Changes in Internal Control Over Financial Reporting

There have been no significant changes in the Company’s internal control over financial reporting that occurred during the Company’s fiscal quarter ended September 30, 2007 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Management assessed the effectiveness of the Company’s internal control over financial reporting as of September 30, 2007. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control-Integrated Framework. Management has concluded that, as of September 30, 2007, the Company’s internal control over financial reporting was effective based on these criteria.

The Company’s independent registered public accounting firm, KPMG LLP, has issued an audit report on the effectiveness of our internal control over financial reporting, which follows.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders
Jack in the Box Inc.:

We have audited Jack in the Box Inc.’s internal control over financial reporting as of September 30, 2007, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Jack in the Box Inc.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audit also included performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

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

In our opinion, Jack in the Box Inc. maintained, in all material respects, effective internal control over financial reporting as of September 30, 2007, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Jack in the Box Inc. and subsidiaries as of September 30, 2007 and October 1, 2006, and the related consolidated statements of earnings, cash flows, and stockholders’ equity for the fifty-two weeks ended September 30, 2007, October 1, 2006, and October 2, 2005, and our report dated November 16, 2007 expressed an unqualified opinion on those consolidated financial statements.

/s/  KPMG LLP

San Diego, California
November 16, 2007

ITEM 9B.	OTHER INFORMATION

Not applicable.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

That portion of our definitive Proxy Statement appearing under the captions “Election of Directors — Committee of the Board of Directors Member Qualifications” and “Section 16(a) Beneficial Ownership Reporting Compliance” to be filed with the Commission pursuant to Regulation 14A within 120 days after September 30, 2007 and to be used in connection with our 2008 Annual Meeting of Stockholders is hereby incorporated by reference.

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

We have adopted a Code of Ethics which applies to all Jack in the Box Inc. directors, officers and employees, including the Chief Executive Officer, Chief Financial Officer, Controller and all of the financial team. The Code of Ethics is posted on the Company’s website, www.jackinthebox.com (under the “Investors — Code of Conduct” caption.) We intend to satisfy the disclosure requirement regarding any amendment to, or waiver of, a provision of the Code of Ethics for the Chief Executive Officer, Chief Financial Officer and Controller or persons performing similar functions, by posting such information on our website. No such waivers have been issued during fiscal year 2007.

We have also adopted a set of Corporate Governance Principles and Practices and charters for all of our Board Committees, including the Audit, Compensation, and Nominating and Governance Committees. The Corporate Governance Principles and Practices and committee charters are available on our website at www.jackinthebox.com and in print free of charge to any shareholder who requests them. Written requests for our Code of Business Conduct and Ethics, Corporate Governance Principles and Practices and committee charters should be addressed to Jack in the Box Inc., 9330 Balboa Avenue, San Diego, CA 92123, Attention: Corporate Secretary.

ITEM 11.	EXECUTIVE COMPENSATION

That portion of our definitive Proxy Statement appearing under the caption “Executive Compensation” to be filed with the Commission pursuant to Regulation 14A within 120 days after September 30, 2007 and to be used in connection with our 2008 Annual Meeting of Stockholders is hereby incorporated by reference.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

That portion of our definitive Proxy Statement appearing under the caption “Security Ownership of Certain Beneficial Owners and Management” to be filed with the Commission pursuant to Regulation 14A within 120 days after September 30, 2007 and to be used in connection with our 2008 Annual Meeting of Stockholders is hereby incorporated by reference. Information regarding equity compensation plans under which Company common stock may be issued as of September 30, 2007 is set forth in Item 5 of this Report.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

That portion of our definitive Proxy Statement appearing under the caption “Certain Transactions,” if any, to be filed with the Commission pursuant to Regulation 14A within 120 days after September 30, 2007 and to be used in connection with our 2008 Annual Meeting of Stockholders is hereby incorporated by reference.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

That portion of our definitive Proxy Statement appearing under the caption “Independent Registered Public Accountant Fees and Services” to be filed with the Commission pursuant to Regulation 14A within 120 days after September 30, 2007 and to be used in connection with our 2008 Annual Meeting of Stockholders is hereby incorporated by reference.

PART IV

ITEM 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES

ITEM 15(a)	(1) Financial Statements. See Index to Consolidated Financial Statements on page F-1 of this report.

ITEM 15(a)	(2) Financial Statement Schedules. Not applicable.

ITEM 15(a)	(3) Exhibits.

Number		Description

3.1		Restated Certificate of Incorporation, as amended, which is incorporated herein by reference from the registrant’s Annual Report on Form 10-K for the fiscal year ended October 3, 1999.
3	.1.1	Certificate of Amendment of Restated Certificate of Incorporation, which is incorporated herein by reference from the registrant’s Current Report on Form 10-K dated September 21, 2007.
3.2		Amended and Restated Bylaws, which are incorporated herein by reference from the registrant’s Current Report on Form 8-K dated August 7, 2007.
10.1		Credit Agreement dated as of December 15, 2006 by and among Jack in the Box Inc. and the lenders named therein, which is incorporated herein by reference from the registrant’s Current Report on Form 8-K dated December 15, 2006.
10.2		Collateral Agreement dated as of December 15, 2006 by and among Jack in the Box Inc. and the lenders named therein, which is incorporated herein by reference from the registrant’s Current Report on Form 8-K dated December 15, 2006.
10.3		Guaranty Agreement dated as of December 15, 2006 by and among Jack in the Box Inc. and the lenders named therein, which is incorporated herein by reference from the registrant’s Current Report on Form 8-K dated December 15, 2006.
10	.4*	Amended and Restated 1992 Employee Stock Incentive Plan, which is incorporated herein by reference from the registrant’s Registration Statement on Form S-8 (No. 333-26781) filed May 9, 1997.
10	.5*	Jack in the Box Inc. 2002 Stock Incentive Plan, which is incorporated herein by reference from the registrant’s Definitive Proxy Statement dated January 18, 2002 for the Annual Meeting of Stockholders’ on February 22, 2002.
10	.5.1*	Form of Restricted Stock Award for certain executives under the 2002 Stock Incentive Plan, which is incorporated herein by reference from the registrant’s Quarterly Report on Form 10-Q for the quarter ended January 19, 2003.
10	.6*	Supplemental Executive Retirement Plan, which is incorporated herein by reference from registrant’s Annual Report on Form 10-K for the fiscal year ended September 30, 2001.
10	.6.1*	First Amendment dated as of August 2, 2002 to the Supplemental Executive Retirement Plan, which is incorporated herein by reference from registrant’s Annual Report on Form 10-K for the fiscal year ended September 29, 2002.

Number		Description

10	.6.2*	Second Amendment dated as of November 9, 2006 to the Supplemental Executive Retirement Plan, which is incorporated herein by reference from the registrant’s Annual Report on Form 10-K for the year ended October 1, 2006.
10	.6.3*	Third Amendment dated as of February 15, 2007 to the Supplemental Executive Retirement Plan, which is incorporated herein by reference from the registrant’s Quarterly Report on Form 10-Q for the quarter ended April 15, 2007.
10	.6.4*	Fourth and Fifth Amendments dated as of September 14, 2007 and November 8, 2007, respectively, to the Supplemental Executive Retirement Plan
10	.7*	Amended and Restated Performance Bonus Plan effective October 2, 2000, which is incorporated herein by reference from the registrant’s Definitive Proxy Statement dated January 13, 2006 for the Annual Meeting of Stockholders on February 17, 2006.
10	.7.1*	Bonus Program for Fiscal 2007 Under the Performance Bonus Plan, which is incorporated herein by reference from the registrant’s Current Report on Form 8-K dated September 18, 2006.
10	.8*	Deferred Compensation Plan for Non-Management Directors, which is incorporated herein by reference from the registrant’s Definitive Proxy Statement dated January 17, 1995 for the Annual Meeting of Stockholders on February 17, 1995.
10	.8.1*	Amended and Restated Deferred Compensation Plan for Non-Management Directors effective November 9, 2006, which is incorporated herein by reference from the registrant’s Annual Report on Form 10-K for the year ended October 1, 2006.
10	.9*	Amended and Restated Non-Employee Director Stock Option Plan, which is incorporated herein by reference from the registrant’s Annual Report on Form 10-K for the fiscal year ended October 3, 1999.
10	.10*	Form of Compensation and Benefits Assurance Agreement for Executives, which is incorporated herein by reference from the registrant’s Quarterly Report on Form 10-Q for the quarter ended July 9, 2006.
10	.11*	Form of Indemnification Agreement between Jack in the Box Inc. and certain officers and directors, which is incorporated herein by reference from the registrant’s Annual Report on Form 10-K for the fiscal year ended September 29, 2002.
10	.13*	Executive Deferred Compensation Plan, which is incorporated herein by reference from the registrant’s Quarterly Report on Form 10-Q for the quarter ended January 19, 2003.
10	.13.1*	First amendment dated September 14, 2007 to the Executive Deferred Compensation Plan
10	.14(a)*	Schedule of Restricted Stock Awards, which is incorporated herein by reference from the registrant’s Annual Report on Form 10-K for the year ended October 1, 2006.
10	.15*	Executive Retention Agreement between Jack in the Box Inc. and Gary J. Beisler, President and Chief Executive Officer of Qdoba Restaurant Corporation, which is incorporated herein by reference from the registrant’s Quarterly Report on Form 10-Q for the quarter ended April 13, 2003.
10	.16*	Amended and Restated 2004 Stock Incentive Plan, which is incorporated herein by reference from the registrant’s Current Report on Form 8-K dated February 24, 2005.
10	.16.1*	Form of Restricted Stock Award for officers and certain members of management under the 2004 Stock Incentive Plan, which is incorporated herein by reference from the registrant’s Quarterly Report on Form 10-Q for the quarter ended July 8, 2007.
10	.16.1*	Form of Restricted Stock Award for certain executives under the 2004 Stock Incentive Plan, which is incorporated herein by reference from the registrant’s Quarterly Report on Form 10-Q for the quarter ended July 8, 2007.
10	.16.2*	Form of Stock Option Awards under the 2004 Stock Incentive Plan, which is incorporated herein by reference from the registrant’s Quarterly Report on Form 10-Q for the quarter ended July 8, 2007.
10	.16.3*	Jack in the Box Inc. Non-Employee Director Stock Option Award Agreement under the 2004 Stock Incentive Plan, which is incorporated herein by reference from the registrant’s Current Report on Form 8-K dated November 10, 2005.
10	.21*	Executive Compensation — Base Salaries effective October 2, 2006, which is incorporated herein by reference from the registrant’s Annual Report on Form 10-K for the year ended October 1, 2006.

Number		Description

10	.23*	Summary of Director Compensation effective fiscal 2007, which is incorporated herein by reference from the registrant’s Annual Report on Form 10-K for the year ended October 1, 2006.
23.1		Consent of Independent Registered Public Accounting Firm
31.1		Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2		Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1		Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2		Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Management contract or compensatory plan.

ITEM 15(b)	All required exhibits are filed herein or incorporated by reference as described in Item 15(a)(3).
ITEM 15(c)	All supplemental schedules are omitted as inapplicable or because the required information is included in the consolidated financial statements or notes thereto.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

JACK IN THE BOX INC.

By:	/s/ JERRY P. REBEL
Jerry P. Rebel
Executive Vice President and Chief Financial Officer (principal financial officer)
(Duly Authorized Signatory)

Date: November 20, 2007

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ LINDA A. LANG Linda A. Lang	Chairman of the Board and Chief Executive Officer (principal executive officer)	November 20, 2007

/s/ JERRY P. REBEL Jerry P. Rebel	Executive Vice President and Chief Financial Officer (principal financial officer and principal accounting officer)	November 20, 2007

/s/ MICHAEL E. ALPERT Michael E. Alpert	Director	November 20, 2007

/s/ ANNE B. GUST Anne B. Gust	Director	November 20, 2007

/s/ GEORGE FELLOWS George Fellows	Director	November 20, 2007

/s/ ALICE B. HAYES Alice B. Hayes	Director	November 20, 2007

/s/ MURRAY H. HUTCHISON Murray H. Hutchison	Director	November 20, 2007

/s/ MICHAEL W. MURPHY Michael W. Murphy	Director	November 20, 2007

/s/ DAVID M. TEHLE David M. Tehle	Director	November 20, 2007

Schedules not filed: All schedules have been omitted as the required information is inapplicable or the information is presented in the consolidated financial statements or related notes.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders
Jack in the Box Inc.:

We have audited the accompanying consolidated balance sheets of Jack in the Box Inc. and subsidiaries as of September 30, 2007 and October 1, 2006, and the related consolidated statements of earnings, cash flows, and stockholders’ equity for the fifty-two weeks ended September 30, 2007, October 1, 2006 and October 2, 2005. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Jack in the Box Inc. and subsidiaries as of September 30, 2007 and October 1, 2006, and the results of their operations and their cash flows for the fifty-two weeks ended September 30, 2007, October 1, 2006 and October 2, 2005, in conformity with U.S. generally accepted accounting principles.

As discussed in Note 1 to the consolidated financial statements, the Company adopted the provisions of Statement of Financial Accounting Standards No. 123 (revised 2004), Share-Based Payment, and Financial Accounting Standards Board Interpretation No. 47, Accounting for Conditional Asset Retirement Obligations, in fiscal year 2006. The Company adopted the provisions of Statement of Financial Accounting Standards No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans — an amendment of FASB Statements No. 87, 88, 106 and 132(R), and changed its method of quantifying errors in fiscal year 2007.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Jack in the Box Inc.’s internal control over financial reporting as of September 30, 2007, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated November 16, 2007, expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

/s/  KPMG LLP

San Diego, California
November 16, 2007

JACK IN THE BOX INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
(Dollars in thousands, except per share data)

	September 30,	October 1,
	2007	2006

ASSETS
Current assets:
Cash and cash equivalents (includes restricted cash of $47,655 at October 1, 2006)	$15,702	$233,906
Accounts and other receivables, net	41,091	30,874
Inventories	46,933	41,202
Prepaid expenses	29,311	23,489
Deferred income taxes	47,063	43,889
Assets held for sale and leaseback	42,583	23,059
Other current assets	5,383	6,711

Total current assets	228,066	403,130

Property and equipment, at cost:
Land	98,962	98,962
Buildings	836,878	759,459
Restaurant and other equipment	582,931	574,630
Construction in progress	67,806	72,255

	1,586,577	1,505,306
Less accumulated depreciation and amortization	(634,409)	(590,530)

Property and equipment, net	952,168	914,776

Intangible assets, net	20,057	21,021
Goodwill	96,665	92,187
Other assets, net	85,866	89,347

	$1,382,822	$1,520,461

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current maturities of long-term debt	$5,787	$37,539
Accounts payable	97,489	61,059
Accrued liabilities	223,540	240,320

Total current liabilities	326,816	338,918

Long-term debt, net of current maturities	427,516	254,231
Other long-term liabilities	168,722	145,587
Deferred income taxes	45,211	70,840
Stockholders’ equity:
Preferred stock $.01 par value, 15,000,000 authorized, none issued	—	—
Common stock $.01 par value, 175,000,000 shares authorized, 72,515,171 and 75,640,701 issued, respectively	725	756
Capital in excess of par value	132,081	431,338
Retained earnings	681,350	555,046
Accumulated other comprehensive loss, net	(25,140)	(1,796)
Treasury stock, at cost, 12,779,609 and 11,196,728 shares, respectively	(374,459)	(274,459)

Total stockholders’ equity	414,557	710,885

	$1,382,822	$1,520,461

See accompanying notes to consolidated financial statements.

JACK IN THE BOX INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF EARNINGS
(Dollars in thousands, except per share data)

	Fiscal Year
	2007	2006	2005

Revenues:
Restaurant sales	$2,150,985	$2,100,955	$2,045,400
Distribution and other sales	585,107	512,907	348,482
Franchised restaurant revenues	139,886	109,741	86,332

	2,875,978	2,723,603	2,480,214

Operating costs and expenses:
Restaurant costs of sales	683,872	654,659	647,567
Restaurant operating costs	1,082,178	1,078,029	1,051,400
Distribution and other costs of sales	579,132	505,991	343,836
Franchised restaurant costs	56,491	44,456	35,318
Selling, general and administrative expenses	293,881	300,819	273,821
Gains on sale of company-operated restaurants	(39,261)	(42,046)	(23,334)

	2,656,293	2,541,908	2,328,608

Earnings from operations	219,685	181,695	151,606
Interest expense, net	23,354	12,075	13,402

Earnings before income taxes and cumulative effect of accounting change	196,331	169,620	138,204
Income taxes	70,027	60,545	46,667

Earnings before cumulative effect of accounting change	126,304	109,075	91,537
Cumulative effect of accounting change, net	—	(1,044)	—

Net earnings	$126,304	$108,031	$91,537

Net earnings per share — basic:
Earnings before cumulative effect of accounting change	$1.93	$1.57	$1.28
Cumulative effect of accounting change, net	—	(0.02)	—

Net earnings per share	$1.93	$1.55	$1.28

Net earnings per share — diluted:
Earnings before cumulative effect of accounting change	$1.88	$1.52	$1.24
Cumulative effect of accounting change, net	—	(0.02)	—

Net earnings per share	$1.88	$1.50	$1.24

Weighted-average shares outstanding:
Basic	65,314	69,888	71,250
Diluted	67,263	71,834	73,876

See accompanying notes to consolidated financial statements.

JACK IN THE BOX INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in thousands)

	Fiscal Year
	2007	2006	2005

Cash flows from operating activities:
Net earnings	$126,304	$108,031	$91,537
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	94,306	88,295	86,156
Deferred finance cost amortization	1,443	1,132	982
Provision for deferred income taxes	(14,239)	(11,186)	(3,237)
Share-based compensation expense for equity classified awards	12,640	9,285	1,396
Pension and postretirement expense	15,777	25,860	18,321
Gains on cash surrender value of company-owned life insurance	(7,639)	(3,265)	(4,127)
Gains on the sale of company-operated restaurants	(39,261)	(42,046)	(23,334)
Losses on the disposition of property and equipment, net	15,898	9,095	6,615
Loss on early retirement of debt	1,939	—	—
Impairment charges and other	1,347	4,126	3,375
Cumulative effect of change in accounting principle	—	1,044	—
Changes in assets and liabilities:
Decrease (increase) in receivables	(10,277)	(10,765)	162
Increase in inventories	(5,731)	(1,195)	(5,964)
Increase in prepaid expenses and other current assets	(5,923)	(4,436)	(2,570)
Increase in accounts payable	13,075	4,995	2,561
Pension and postretirement contributions	(14,795)	(16,465)	(23,658)
Increase (decrease) in other liabilities	(5,055)	42,634	9,673

Cash flows provided by operating activities	179,809	205,139	157,888

Cash flows from investing activities:
Purchases of property and equipment	(154,182)	(150,032)	(126,134)
Proceeds from the sale of property and equipment	1,204	1,899	2,094
Proceeds from the sale of company-operated restaurants	51,256	54,389	33,517
Proceeds from (purchase of) assets held for sale and leaseback, net	(15,396)	32,891	(15,751)
Collections on notes receivable	122	5,389	895
Purchase of investments	(6,097)	(7,325)	(6,284)
Acquisition of franchise-operated restaurants	(6,960)	—	—
Other	(1,288)	(1,038)	(2,858)

Cash flows used in investing activities	(131,341)	(63,827)	(114,521)

Cash flows from financing activities:
Borrowings under term loan	475,000	—	—
Principal payments on debt	(333,931)	(8,049)	(8,204)
Payment of debt costs	(7,357)	(260)	(343)
Repurchase of common stock	(463,402)	(49,997)	(92,861)
Change in book overdraft	17,676	—	—
Excess tax benefits from share-based compensation arrangements	17,533	12,327	—
Proceeds from issuance of common stock	27,809	34,865	30,049

Cash flows used in financing activities	(266,672)	(11,114)	(71,359)

Net increase (decrease) in cash and cash equivalents	$(218,204)	$130,198	$(27,992)

See accompanying notes to consolidated financial statements.

JACK IN THE BOX INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(Dollars in thousands)

					Accumulated
	Common Stock		Capital in		Other
	Number		Excess of	Retained	Comprehensive	Unearned	Treasury
	of Shares	Amount	par Value	Earnings	Income (Loss)	Compensation	Stock	Total

Balance at October 3, 2004	69,413,415	$694	$338,070	$355,478	$(1,254)	$(7,988)	$(131,601)	$553,399
Shares issued under stock plans, including tax benefit	3,090,678	31	41,820	—	—	(2,031)	—	39,820
Amortization of unearned compensation, forfeitures and change in value of common stock	—	—	—	—	—	1,786	—	1,786
Purchase of treasury stock	—	—	—	—	—	—	(92,861)	(92,861)
Comprehensive income:
Net earnings	—	—	—	91,537	—	—	—	91,537
Unrealized gains on interest rate swaps, net of taxes	—	—	—	—	417	—	—	417
Additional minimum pension liability, net of taxes	—	—	—	—	(28,726)	—	—	(28,726)

Total comprehensive income (loss)	—	—	—	91,537	(28,309)	—	—	63,228

Balance at October 2, 2005	72,504,093	725	379,890	447,015	(29,563)	(8,233)	(224,462)	565,372
Shares issued under stock plans, including tax benefit	3,136,608	31	50,396	—	—	—	—	50,427
Share-based compensation	—	—	9,285	—	—	—	—	9,285
Reclass of unearned compensation upon adoption of SFAS 123R	—	—	(8,233)	—	—	8,233	—	—
Purchase of treasury stock	—	—	—	—	—	—	(49,997)	(49,997)
Comprehensive income:
Net earnings	—	—	—	108,031	—	—	—	108,031
Unrealized gains on interest rate swaps, net of taxes	—	—	—	—	180	—	—	180
Additional minimum pension liability, net of taxes	—	—	—	—	27,587	—	—	27,587

Total comprehensive income	—	—	—	108,031	27,767	—	—	135,798

Balance at October 1, 2006	75,640,701	756	431,338	555,046	(1,796)	—	(274,459)	710,885
Shares issued under stock plans, including tax benefit	2,374,470	24	45,685	—	—	—	—	45,709
Share-based compensation	—	—	12,640	—	—	—	—	12,640
Reclass of non-management director stock equivalents as equity-based awards	—	—	5,765	—	—	—	—	5,765
Purchase of treasury stock	—	—	—	—	—	—	(100,000)	(100,000)
Repurchase and retirement of common stock	(5,500,000)	(55)	(363,347)	—	—	—	—	(363,402)
Retirement plans’ adjustment in connection with the adoption of SFAS 158, net	—	—	—	—	(24,249)	—	—	(24,249)
Comprehensive income:
Net earnings	—	—	—	126,304	—	—	—	126,304
Net unrealized/realized losses on interest rate swaps, net of taxes	—	—	—	—	(1,488)	—	—	(1,488)
Additional minimum pension liability, net of taxes	—	—	—	—	2,393	—	—	2,393

Total comprehensive income	—	—	—	126,304	905	—	—	127,209

Balance at September 30, 2007	72,515,171	$725	$132,081	$681,350	$(25,140)	$—	$(374,459)	$414,557

See accompanying notes to consolidated financial statements.

JACK IN THE BOX INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of operations — Founded in 1951, Jack in the Box Inc. (the “Company”) owns, operates, and franchises Jack in the Box® quick-service restaurants and Qdoba Mexican Grill® (“Qdoba”) fast-casual restaurants in 42 states. The Company also operates 60 proprietary convenience stores called Quick Stuff®, which include a major-branded fuel station developed adjacent to a full-size Jack in the Box restaurant.

References to the Company throughout these notes to the consolidated financial statements are made using the first person notations of “we,” “us” and “our.”

Basis of presentation — The consolidated financial statements include the accounts of the Company, its wholly-owned subsidiaries and the accounts of any variable interest entities where we are deemed the primary beneficiary. All significant intercompany transactions are eliminated.

Reclassifications and adjustments — Certain prior year amounts in the consolidated financial statements have been reclassified to conform to the fiscal 2007 presentation, including the reclassification of gains on the sale of company-operated restaurants as a reduction of operating costs and expenses from revenues. Additionally, all historical share and per share data, except for treasury stock, in our consolidated financial statements and notes thereto have been restated to give retroactive recognition of our two-for-one stock split. In the consolidated statements of stockholders’ equity, for all periods presented, the par value of the additional shares was reclassified from capital in excess of par value to common stock. Refer to Note 9, Stockholders’ Equity, for additional information regarding the stock split.

Fiscal year — Our fiscal year is 52 or 53 weeks ending the Sunday closest to September 30. Fiscal years 2007, 2006 and 2005 include 52 weeks.

Use of estimates — In preparing the consolidated financial statements in conformity with U.S. generally accepted accounting principles, management is required to make certain assumptions and estimates that affect reported amounts of assets, liabilities, revenues, expenses and the disclosure of contingencies. In making these assumptions and estimates, management may from time to time seek advice and consider information provided by, actuaries and other experts in a particular area. Actual amounts could differ materially from these estimates.

Cash and cash equivalents — We invest cash in excess of operating requirements in short-term, highly liquid investments with original maturities of three months or less, which are considered cash equivalents.

Restricted cash — To reduce our letter of credit fees incurred under our credit facility, we entered into a cash-collateralized letter of credit agreement in October 2004. At October 1, 2006, we had letters of credit outstanding under this agreement of $40.2 million, which were collateralized by approximately $47.7 million of cash and cash equivalents. Effective July 2007, we elected to terminate this arrangement. Thus, there are no restrictions on our cash and cash equivalents at September 30, 2007.

Accounts and other receivables, net is primarily comprised of receivables from franchisees and tenants. Franchisee receivables primarily include rents, royalties, and marketing fees associated with the franchise agreements and receivables arising from distribution services provided to most franchisees. Tenant receivables relate to subleased properties where we are on the master lease agreement. The allowance for doubtful accounts is based on historical experience and a review of existing receivables. Changes in accounts and other receivables are classified as operating activity in the consolidated statements of cash flows.

Inventories are valued at the lower of cost on a first-in, first-out basis, or market. Changes in inventories are classified as operating activity in the consolidated statements of cash flows.

Assets held for sale and leaseback typically represent the costs for new sites that we plan to sell and lease back when construction is completed. Gains or losses realized on sale-leaseback transactions are deferred and amortized to income over the lease terms.

JACK IN THE BOX INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

Buildings, equipment, and leasehold improvements are generally depreciated using the straight-line method based on the estimated useful lives of the assets, over the initial lease term for certain assets acquired in conjunction with the lease commencement for leased properties, or the remaining lease term for certain assets acquired after the commencement of the lease for leased properties. In certain situations, one or more option periods may be used in determining the depreciable life of assets related to leased properties if we deem that an economic penalty would be incurred otherwise. In either circumstance, our policy requires lease term consistency when calculating the depreciation period, in classifying the lease and in computing straight-line rent expense. Building and leasehold improvement assets are assigned lives that range from 3 to 35 years; and equipment assets are assigned lives that range from 2 to 35 years.

Impairment of long-lived assets — We evaluate our long-lived assets, such as property and equipment, for impairment whenever indicators of impairment are present. This review includes a restaurant-level analysis that takes into consideration a restaurant’s operating cash flows, the period of time since a restaurant has been opened or remodeled, and the maturity of the related market. When indicators of impairment are present, we perform an impairment analysis on a restaurant-by-restaurant basis. If the sum of undiscounted future cash flows is less than the net carrying value of the asset, we recognize an impairment loss by the amount which the carrying value exceeds the fair value of the asset. Long-lived assets that are held for disposal are reported at the lower of their carrying value or fair value, less estimated costs to sell.

Goodwill and intangible assets — Goodwill is the excess of the purchase price over the fair value of identifiable net assets acquired. The following table summarizes goodwill by operating segment (in thousands):

	Sept. 30,	Oct. 1,
Fiscal Year Ended	2007	2006

Jack in the Box	$67,868	$67,868
Qdoba	28,797	24,319

Total	$96,665	$92,187

During fiscal year 2007, aggregate goodwill of $4.5 million was recorded in connection with the acquisition of nine Qdoba restaurants previously operated by franchisees.

Intangible assets, net is comprised primarily of lease acquisition costs, acquired franchise contract costs and our Qdoba trademark. Lease acquisition costs primarily represent the fair values of acquired lease contracts having contractual rents lower than fair market rents, and are amortized on a straight-line basis over the remaining initial lease term, generally 18 years. Acquired franchise contract costs, which represent the acquired value of franchise contracts, are amortized over the term of the franchise agreements, generally 10 years, based on the projected royalty revenue stream. Our trademark asset, recorded in connection with our acquisition of Qdoba Restaurant Corporation in fiscal year 2003, has an indefinite life and is not amortized.

Goodwill and intangible assets not subject to amortization are evaluated for impairment annually or more frequently if indicators of impairment are present. If the determined fair values of these assets are less than the related carrying amounts, an impairment loss is recognized. We performed our annual impairment tests of goodwill and non-amortized intangible assets in the fourth quarter of fiscal year 2007 and determined there was no impairment.

JACK IN THE BOX INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Deferred financing costs — We capitalize costs incurred in connection with borrowings or establishment of credit facilities. These costs are amortized as an adjustment to interest expense over the life of the borrowing or life of the credit facility using the interest method. In the case of early debt principal repayments, we adjust the value of the corresponding deferred financing costs with a charge to interest expense, net and similarly adjust the future amortization expense. Deferred financing costs are included in other assets, net in the accompanying consolidated balance sheets.

Company-owned life insurance — We have elected to purchase company-owned life insurance (“COLI”) policies to support our non-qualified benefit plans. The cash surrender values of these policies were $66.8 million and $54.4 million as of September 30, 2007 and October 1, 2006, respectively, and are included in other assets, net in the accompanying consolidated balance sheets. These policies reside in an umbrella trust for use only to pay plan benefits to participants or to pay creditors if the Company becomes insolvent. As of September 30, 2007 and October 1, 2006, the trust also included cash of $0.7 million and $0.8 million, respectively, and death benefits receivable of $1.4 million at September 30, 2007.

Leases — We review all leases for capital or operating classification at their inception under the guidance of Statement of Financial Accounting Standard (“SFAS”) 13, Accounting for Leases. Our operations are primarily conducted under operating leases. Within the provisions of certain leases, there are rent holidays and escalations in payments over the base lease term, as well as renewal periods. The effects of the holidays and escalations have been reflected in rent expense on a straight-line basis over the expected lease term. Differences between amounts paid and amounts expensed are recorded as deferred rent. The lease term commences on the date when we have the right to control the use of the leased property. Certain leases also include contingent rent provisions based on sales levels, which are accrued at the point in time we determine that it is probable such sales levels will be achieved.

Asset retirement obligations — Effective the last day of fiscal 2006, we adopted the provisions of Financial Accounting Standards Board (“FASB”) Interpretation No. 47, Accounting for Conditional Asset Retirement Obligations — an interpretation of FASB Statement No. 143 (“FIN 47”), which clarifies the term conditional asset retirement obligation and requires a liability to be recorded if the fair value of the obligation can be reasonably estimated. The types of asset retirement obligations that are covered by FIN 47 are those for which an entity has a legal obligation to perform an asset retirement activity; however, the timing and/or method of settling the obligation are contingent on a future event that may or may not be within the control of the entity.

This interpretation only applied to legal obligations associated with the removal of improvements in surrendering our leased properties. The impact of adopting FIN 47 was the recognition of an additional asset of $0.5 million (net of accumulated amortization of $0.4 million), an asset retirement obligation of $2.2 million, and a charge of $1.7 million ($1.0 million, net of tax), which was recorded as a cumulative effect of change in accounting principle in the consolidated statement of earnings for the fiscal year ended October 1, 2006.

Fair value of financial instruments — The fair values of cash and cash equivalents, accounts and other receivables, accounts payable and accrued liabilities approximate their carrying amounts due to their short maturities. COLI policies are recorded at their cash surrender values. The fair values of each of our long-term debt instruments are based on quoted market values, where available, or on the amount of future cash flows associated with each instrument, discounted using our current borrowing rate for similar debt instruments of comparable maturity. The estimated fair values of our long-term debt at September 30, 2007 and October 1, 2006 approximate their carrying values. Our derivative instruments are carried at their fair values based upon quoted market prices.

Revenue recognition — Revenue from restaurant and fuel and convenience store sales are recognized when the food, beverage, convenience store and fuel products are sold.

We provide purchasing, warehouse and distribution services for most of our franchise-operated restaurants. Revenue from these services is recognized at the time of physical delivery of the inventory.

JACK IN THE BOX INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

Gift cards — We sell gift cards to our customers in our restaurants and through selected third parties. The gift cards sold to our customers have no stated expiration dates and are subject to actual and/or potential escheatment rights in various of the jurisdictions in which we operate. We recognize income from gift cards when the customer redeems the gift card. We have not recognized breakage on gift cards pending, among other things, sufficient gift card history necessary to estimate our potential breakage. We do not believe gift card breakage will have a material impact on our future operations.

Pre-opening costs associated with the opening of a new restaurant consist primarily of employee training costs and are expensed as incurred.

Restaurant closure costs — All costs associated with exit or disposal activities are recognized when they are incurred. Restaurant closure costs, which are included in selling, general and administrative expenses, consist of future lease commitments, net of anticipated sublease rentals, and expected ancillary costs.

Self-insurance — We are self-insured for a portion of our workers’ compensation, general liability, automotive, and employee medical and dental claims. We utilize a paid-loss plan for our workers’ compensation, general liability and automotive programs, which have predetermined loss limits per occurrence and in the aggregate. We establish our insurance liability and reserves using independent actuarial estimates of expected losses for determining reported claims and as the basis for estimating claims incurred but not reported.

Advertising costs — We maintain marketing funds which include contributions of approximately 5% and 1% of sales at all company-operated Jack in the Box and Qdoba restaurants, respectively, as well as contractual marketing fees paid monthly by franchisees. Production costs of commercials, programming and other marketing activities are charged to the marketing funds when the advertising is first used, and the costs of advertising are charged to operations as incurred. Our contributions to the marketing funds and other marketing expenses, which are included in selling, general, and administrative expenses in the accompanying consolidated statements of earnings, were $109.5 million, $107.5 million and $104.6 million in 2007, 2006 and 2005, respectively.

Share-based compensation — At the beginning of fiscal year 2006, we adopted the fair value recognition provisions of SFAS 123 (revised 2004), Share-Based Payment (“123R”), which generally requires, among other things, that all employee share-based compensation be measured using a fair value method and that the resulting compensation cost be recognized in the financial statements. We selected the modified prospective method of adoption. Under this method, compensation expense in 2006 included: (a) all share-based payments granted prior to, but not yet vested as of, October 3, 2005, estimated in accordance with the original provisions of SFAS 123, Accounting for Stock-Based Compensation, and (b) all share-based payments granted on or after October 3, 2005, estimated in accordance with the provisions of SFAS 123R. Results for prior periods were not restated.

SFAS 123R also required companies to calculate an initial “pool” of excess tax benefits available at the adoption date to absorb any tax deficiencies that may be recognized under SFAS 123R. We elected to calculate the pool of excess tax benefits under the alternative transition method described in FASB Staff Position (“FSP”) 123-3, Transition Election Related to Accounting for Tax Effects of Share-Based Payment Awards, which also specifies the method we must use to calculate excess tax benefits reported on the statement of cash flows.

JACK IN THE BOX INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Compensation expense for our share-based compensation awards is generally recognized on a straight-line basis during the service period of the respective grant. Certain awards accelerate vesting upon the recipient’s retirement from the Company. In these cases, for awards granted prior to October 3, 2005, we recognize compensation costs over the service period and accelerate any remaining unrecognized compensation when the employee retires. For awards granted after October 2, 2005, we recognize compensation costs over the shorter of the vesting period or the period from the date of grant to the date the employee becomes eligible to retire. For awards granted prior to October 3, 2005, had we recognized compensation cost over the shorter of the vesting period or the period from the date of grant to becoming retirement eligible, compensation costs recognized under SFAS 123R would not have been materially different.

Prior to fiscal year 2006, stock awards were accounted for under Accounting Principles Board Opinion (“APB”) 25, Accounting for Stock Issued to Employees, using the intrinsic method, whereby compensation expense was recognized for the excess, if any, of the quoted market price of our stock at the date of grant over the exercise price. We applied the disclosure provisions of SFAS 123 as if the fair value based method had been applied in measuring compensation expense.

Had compensation expense been recognized for our stock-based compensation plans by applying the fair value recognition provisions of SFAS 123, we would have recorded net earnings and earnings per share amounts as follows (in thousands, except per share data):

2005

Net earnings, as reported	$91,537
Add: Stock-based employee compensation included in reported net income, net of taxes	1,056
Deduct: Total stock-based employee compensation expense determined under fair-value- based method for all awards, net of taxes	(7,869)

Pro forma net earnings	$84,724

Net earnings per share:
Basic — as reported	$1.28
Basic — pro forma	$1.19
Diluted — as reported	$1.24
Diluted — pro forma	$1.15

For the pro forma disclosures, the estimated fair values of the options were amortized on a straight-line basis over their vesting periods of up to five years. Refer to Note 8, Share-Based Employee Compensation, for information regarding the assumptions used by us to value our stock options.

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

Derivative instruments — From time to time, we use commodity derivatives to reduce the risk of price fluctuations related to raw material requirements for commodities such as beef and pork, and utility derivatives to reduce the risk of price fluctuations related to natural gas. We also use interest rate swap agreements to manage interest rate exposure. We do not speculate using derivative instruments, and we purchase derivative instruments only for the purpose of risk management.

All derivatives are recognized on the consolidated balance sheets at fair value based upon quoted market prices. Changes in the fair values of derivatives are recorded in earnings or other comprehensive income, based on whether the instrument is designated as a hedge transaction. Gains or losses on derivative instruments reported in

JACK IN THE BOX INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

other comprehensive income are classified to earnings in the period the hedged item affects earnings. If the underlying hedge transaction ceases to exist, any associated amounts reported in other comprehensive income are reclassified to earnings at that time. Any ineffectiveness is recognized in earnings in the current period. At September 30, 2007, we had two interest rate swaps in effect and no outstanding commodity or utility derivatives. Refer to Note 3, Indebtedness, for additional discussion regarding our interest rate swaps.

Contingencies — We recognize liabilities for contingencies when we have an exposure that indicates it is probable that an asset has been impaired or that a liability has been incurred and the amount of impairment or loss can be reasonably estimated.

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

The primary entities in which we possess a variable interest are franchise entities, which operate our franchised restaurants. We do not possess any ownership interests in franchise entities and we do not generally provide financial support to our franchisees. We have reviewed these franchise entities and determined that we are not the primary beneficiary of the entities and therefore, these entities have not been consolidated.

We use two advertising funds to administer our advertising programs. These funds are consolidated into the Company’s financial statements as they are deemed variable interest entities for which we are the primary beneficiary. Contributions to these funds are designed for advertising, and the Company administers the funds’ contributions. In accordance with SFAS 45, Accounting for Franchise Fee Revenue, contributions from franchisees, when received, are recorded as offsets to advertising expense in the accompanying consolidated statements of earnings.

Segment reporting — An operating segment is defined as a component of an enterprise that engages in business activities from which it may earn revenues and incur expenses, and about which separate financial information is regularly evaluated by our chief operating decision makers in deciding how to allocate resources. Similar operating segments can be aggregated into a single operating segment if the businesses are similar. We operate our business in two operating segments, Jack in the Box and Qdoba. Refer to Note 12, Segment Reporting, for additional discussion regarding our segments.

Effect of new accounting pronouncements — In September 2006, the SEC issued Staff Accounting Bulletin No. 108 (“SAB 108”), which provides interpretive guidance on how the effects of the carryover or reversal of prior year misstatements should be considered in quantifying a current year misstatement. The provisions of SAB 108 became effective during the fourth quarter of fiscal year 2007 but had no impact on our results of operations or financial position.

In September 2006, the FASB issued SFAS 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans — an amendment of FASB Statements No. 87, 88, 106 and 132(R). Effective September 30, 2007, we implemented the recognition and measurement provisions of SFAS 158. SFAS 158 requires companies to recognize the over or under funded status of their plans as an asset or liability as measured by the difference between the fair value of the plan assets and the projected benefit obligation and requires any unrecognized prior service costs and actuarial gains and losses to be recognized as a component of accumulated other comprehensive income (loss). Additionally, SFAS 158 no longer allows companies to measure their plans as of any date other than as of the end of their fiscal year. However, this provision is not effective until fiscal years ending after December 15, 2008. The adoption of SFAS 158 resulted in an after-tax adjustment to accumulated other comprehensive income (loss) of $20.2 million related to a reclassification of unrecognized actuarial gains and losses from assets and liabilities to a component of accumulated other comprehensive income (loss), as well as a

JACK IN THE BOX INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

requirement to recognize over and under funding of our pension and post-retirement health plans. See Note 7, Retirement Plans, for additional information.

2.	INTANGIBLE ASSETS, NET

Intangible assets, net consist of the following as of September 30, 2007 and October 1, 2006 (in thousands):

	2007	2006

Amortized intangible assets:
Gross carrying amount	$58,237	$59,151
Less accumulated amortization	(46,980)	(46,930)

Net carrying amount	11,257	12,221

Unamortized intangible assets:
Trademark	8,800	8,800

Total intangible assets, net	$20,057	$21,021

Amortized intangible assets include lease acquisition costs and acquired franchise contracts. The weighted-average life of the amortized intangible assets is approximately 25 years. Total amortization expense related to intangible assets was $0.9 million, $1.0 million and $1.2 million in fiscal years 2007, 2006 and 2005, respectively.

The following table summarizes, as of September 30, 2007, the estimated amortization expense for each of the next five fiscal years (in thousands):

Fiscal Year

2008	$788
2009	757
2010	742
2011	741
2012	722

Total	$3,750

3.	INDEBTEDNESS

The detail of long-term debt at each year-end follows (in thousands):

	2007	2006

Term loan, variable interest rate based on an applicable margin plus LIBOR, 6.52% at September 30, 2007, quarterly payments of 1.25%, 2.50%, 3.75% and 15.00% of the outstanding principal amount in calendar years 2008, 2009-2010, 2011 and 2012, respectively	$415,000	$—
Term loan, replaced in fiscal 2007	—	268,125
Capital lease obligations, 8.74% weighted average interest rate	18,053	23,175
Other notes, principally unsecured, 9.54% weighted average interest rate	250	470

	433,303	291,770
Less current portion	(5,787)	(37,539)

	$427,516	$254,231

JACK IN THE BOX INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Credit facility — On December 15, 2006, we replaced our existing credit facility with a new credit facility intended to provide a more flexible capital structure and facilitate the execution of our strategic plan. The new credit facility was comprised of (i) a $150.0 million revolving credit facility maturing on December 15, 2011 and (ii) a term loan maturing on December 15, 2012, initially both with London Interbank Offered Rate (“LIBOR”) plus 1.375%. At inception, we borrowed $475.0 million under the term loan facility and used the proceeds to repay all borrowings under the prior credit facility, to pay related transaction fees and expenses and to repurchase a portion of our outstanding stock. We subsequently elected to make, without penalty, a $60.0 million optional prepayment of our term loan, which will be applied to the remaining scheduled principal installments in the direct order of maturity. The prepayment reduced the interest rate on the credit facility by 25 basis points to LIBOR plus 1.125%. At September 30, 2007, we had no borrowings under the revolving credit facility, $415.0 million outstanding under the term loan and letters of credit outstanding of $37.1 million.

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

Loan origination costs associated with the new credit facility were $7.4 million and are included as deferred costs in other assets, net in the accompanying consolidated balance sheet as of September 30, 2007. Deferred financing fees of $1.9 million related to the prior credit facility were written-off and are included in interest expense, net in the accompanying consolidated statement of earnings in fiscal 2007.

Concurrent with the termination of our prior credit facility, we liquidated our then existing interest rate swap agreements. In connection with the liquidation, the fair value of the interest rate swaps recorded as a component of accumulated other comprehensive loss was reversed and we realized a net gain of $0.4 million, included in interest expense, net in the accompanying consolidated statement of earnings in fiscal 2007.

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

Covenants — We are subject to a number of customary covenants under our credit facility, including limitations on additional borrowings, acquisitions, loans to franchisees, capital expenditures, lease commitments, stock repurchases and dividend payments, and requirements to maintain certain financial ratios and prepay term loans with a portion of our excess cash flows, as defined therein. As of September 30, 2007, we complied with all debt covenants.

JACK IN THE BOX INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Future cash payments — Scheduled principal payments on our long-term debt for each of the next five fiscal years are as follows (in thousands):

Fiscal Year

2008	$5,787
2009	2,390
2010	48,169
2011	66,605
2012	232,679

Total principal payments	$355,630

Capitalized interest — We capitalize interest in connection with the construction of our restaurants and other facilities. Interest capitalized in 2007, 2006 and 2005 was $1.4 million, $1.4 million and $1.1 million, respectively.

4.	LEASES

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

The components of rent expense were as follows in each fiscal year (in thousands):

	2007	2006	2005

Minimum rentals	$194,889	$191,772	$184,277
Contingent rentals	3,942	3,765	3,157

Total rent expense	198,831	195,537	187,434
Less sublease rentals	(41,147)	(33,202)	(26,087)

Net rent expense	$157,684	$162,335	$161,347

Future minimum lease payments under capital and operating leases are as follows (in thousands):

	Capital	Operating
Fiscal Year	Leases	Leases

2008	$7,040	$188,191
2009	3,420	178,141
2010	2,284	163,494
2011	2,120	155,025
2012	1,821	145,049
Thereafter	8,585	983,513

Total minimum lease payments	25,270	$1,813,413

Less amount representing interest, 8.74% weighted average interest rate	(7,217)

Present value of obligations under capital leases	18,053
Less current portion	(5,620)

Long-term capital lease obligations	$12,433

JACK IN THE BOX INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Total future minimum lease payments have not been reduced by minimum sublease rents of $841.0 million expected to be recovered under our operating subleases.

Assets recorded under capital leases are included in property and equipment and consisted of the following at each year-end (in thousands):

	2007	2006

Buildings	$23,112	$23,165
Equipment	20,247	19,783

	43,359	42,948
Less accumulated amortization	(29,431)	(24,104)

	$13,928	$18,844

Amortization of assets under capital leases is included in depreciation and amortization expense.

As lessor — We lease or sublease restaurants to certain franchisees and others under agreements that generally provide for the payment of percentage rentals in excess of stipulated minimum rentals, usually for a period of 20 years. Most of our leases have rent escalation clauses and renewal clauses of 5 to 20 years. Total rental revenue was $74.4 million, $58.8 million and $46.8 million, including contingent rentals of $13.9 million, $11.7 million and $10.3 million, in 2007, 2006 and 2005, respectively.

The minimum rents receivable expected to be received under these non-cancelable operating leases, excluding contingent rentals, are as follows (in thousands):

Fiscal Year

2008	$63,268
2009	60,595
2010	57,765
2011	56,250
2012	54,464
Thereafter	614,837

Total minimum future rentals	$907,179

Assets held for lease consisted of the following at each year-end (in thousands):

	2007	2006

Land	$29,716	$25,981
Buildings	160,858	131,810
Equipment	4,172	3,109

	194,746	160,900
Less accumulated amortization	(89,535)	(70,554)

	$105,211	$90,346

5.	RESTAURANT CLOSING, IMPAIRMENT CHARGES AND OTHER

In 2007, we closed five Jack in the Box restaurants and recognized impairment charges of $1.1 million. We also recorded impairment charges of $0.2 million to write-down the carrying value of one Jack in the Box restaurant which we continue to operate.

JACK IN THE BOX INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

In 2006, we recorded impairment charges of $1.6 million related to seven Jack in the Box restaurants which we closed or the lease expired. In 2006, based upon our estimates of future cash flows, we also recorded impairment charges of $2.5 million to write-down the carrying value of eight Jack in the Box restaurants.

In fiscal 2005, we incurred costs of approximately $3.0 million related to the cancellation of the Company’s test of a fast-casual concept called JBX Grill.

Impairment charges are included in selling, general and administrative expenses in the consolidated statements of earnings in each year.

Total accrued restaurant closing costs, included in accrued expenses and other long-term liabilities, changed as follows during 2007 and 2006 (in thousands):

	2007	2006

Balance at beginning of year	$5,084	$5,495
Additions and adjustments	1,298	454
Cash payments	(931)	(865)

Balance at end of year	$5,451	$5,084

Additions and adjustments primarily relate to revisions to certain sublease assumptions, the closure of three Jack in the Box restaurants in 2007 and the closure of two region offices in 2006.

6.	INCOME TAXES

The fiscal year income taxes consist of the following (in thousands):

	2007	2006	2005

Current:
Federal	$72,781	$62,257	$44,007
State	11,485	8,828	5,897

	84,266	71,085	49,904

Deferred:
Federal	(11,875)	(9,973)	(2,948)
State	(2,364)	(1,213)	(289)

	(14,239)	(11,186)	(3,237)

Subtotal income tax	70,027	59,899	46,667
Income tax benefit related to cumulative effect of accounting change	—	646	—

Total income tax expense	$70,027	$60,545	$46,667

JACK IN THE BOX INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

A reconciliation of the federal statutory income tax rate to our effective tax rate is as follows:

	2007	2006	2005

Computed at federal statutory rate	35.0%	35.0%	35.0%
State income taxes, net of federal tax benefit	3.5	3.2	3.0
Benefit of jobs tax credits	(1.1)	(.8)	(1.4)
Benefit of research and experimentation credits	(.2)	(.8)	—
Adjustment to estimated tax accruals	—	—	(1.9)
Other, net	(1.5)	(.9)	(.9)

	35.7%	35.7%	33.8%

The tax effects of temporary differences that give rise to significant portions of deferred tax assets and deferred tax liabilities at each year-end are presented below (in thousands):

	2007	2006

Deferred tax assets:
Accrued pension and postretirement benefits	$34,721	$18,455
Accrued insurance	17,806	18,714
Leasing transactions	14,476	14,377
Accrued vacation pay expense	12,322	12,539
Deferred income	3,535	4,614
Other reserves and allowances	9,313	9,072
Tax loss and tax credit carryforwards	3,195	2,736
Share-based compensation	8,584	5,418
Other, net	3,085	2,147

Total gross deferred tax assets	107,037	88,072
Valuation allowance	(3,158)	(2,560)

Total net deferred tax assets	103,879	85,512

Deferred tax liabilities:
Property and equipment, principally due to differences in depreciation	(77,243)	(89,172)
Intangible assets	(24,784)	(23,291)

Total gross deferred tax liabilities	(102,027)	(112,463)

Net deferred tax assets (liabilities)	$1,852	$(26,951)

Deferred tax assets at September 30, 2007 include state net operating loss carryforwards of approximately $48.0 million expiring at various times between 2010 and 2027. At September 30, 2007 and October 1, 2006, we recorded a valuation allowance related to state net operating losses of $3.2 million and $2.6 million, respectively. The current year change in the valuation allowance of $0.6 million related to state net operating losses. We believe that it is more likely than not that these loss carryforwards will not be realized and that the remaining deferred tax assets will be realized through future taxable income or alternative tax strategies.

From time to time, we may take positions for filing our tax returns, which may differ from the treatment of the same item for financial reporting purposes. The ultimate outcome of these items will not be known until the Internal Revenue Service has completed its examination or until the statute of limitations has expired.

JACK IN THE BOX INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

7.	RETIREMENT PLANS

We sponsor programs that provide retirement benefits to most of our employees. These programs include defined benefit contribution plans, defined benefit pension plans and postretirement healthcare plans.

Defined contribution plans — We maintain savings plans pursuant to Section 401(k) of the Internal Revenue Code, which allow administrative and clerical employees who have satisfied the service requirements and reached age 21, to defer a percentage of their pay on a pre-tax basis. We match 50% of the first 4% of compensation deferred by the participant. Our contributions under these plans were $1.9 million, $1.9 million and $1.8 million in 2007, 2006 and 2005, respectively. We also maintain an unfunded, non-qualified deferred compensation plan for key executives and other members of management who are excluded from participation in the qualified savings plan. This plan allows participants to defer up to 50% of their salary and 100% of their bonus, on a pre-tax basis. We match 100% of the first 3% contributed by the participant. Effective January 1, 2007, to compensate for changes made to our supplemental executive retirement plan (“SERP”), we also contribute a supplemental amount equal to 4% of an eligible employee’s salary and bonus for a period of ten years in such eligible position. Our contributions under the non-qualified deferred compensation plan were $1.0 million, $1.2 million and $1.1 million in 2007, 2006 and 2005, respectively. In each plan, a participant’s right to Company contributions vests at a rate of 25% per year of service.

Defined benefit pension plans — We sponsor defined benefit pension plans (“qualified pension plans”) covering substantially all full-time employees. We also sponsor an unfunded supplemental executive retirement plan (“non-qualified plan”) which provides certain employees additional pension benefits. Effective January 1, 2007, the SERP was closed to any new participants. Benefits under all plans are based on the employees’ years of service and compensation over defined periods of employment.

Postretirement healthcare plans — We also sponsor healthcare plans that provide postretirement medical benefits to certain employees who meet minimum age and service requirements. The plans are contributory; with retiree contributions adjusted annually, and contain other cost-sharing features such as deductibles and coinsurance.

New accounting policy — As discussed in Note 1, Organization and Summary of Significant Accounting Policies, effective September 30, 2007, we adopted the recognition and disclosure provisions of SFAS 158, which required us to recognize the funded status (i.e., the difference between the fair value of plan assets and the projected benefit obligations) of our pension and postretirement plans in our September 30, 2007 consolidated balance sheet, with a corresponding adjustment to accumulated other comprehensive income (“AOCI”), net of tax. The adjustment to AOCI at adoption represents the net unrecognized actuarial losses, unrecognized prior service costs, and unrecognized transition obligations remaining from the initial adoption of SFAS 87, Employers’ Accounting for Pensions. These amounts will be subsequently recognized as net periodic benefit costs pursuant to our historical accounting policy for amortizing such amounts.

JACK IN THE BOX INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The adoption of SFAS 158 had no impact on the consolidated statements of earnings. The incremental effects of adopting the provisions of SFAS 158 on the consolidated balance sheet at September 30, 2007 are presented in the following table (in thousands):

	Before Application	SFAS 158	After Application
	of SFAS 158	Adjustments	of SFAS 158

Deferred income taxes	$2,500	$15,450	$17,950
Pension asset	29,032	(27,394)	1,638

Total assets	1,394,766	(11,944)	1,382,822

Current liability for pension and postretirement benefits	—	(2,985)	(2,985)
Deferred income taxes	—	(2,802)	(2,802)
Long-term liability for pension and postretirement benefits	(59,467)	(2,517)	(61,984)

Total liabilities	(959,961)	(8,304)	(968,265)

AOCI, net	4,001	20,248	24,249

Total stockholders’ equity	$(434,805)	$20,248	$(414,557)

SFAS 158 will also require measurement of the funded status of pension and postretirement plans as of the date of a company’s fiscal year end. Our pension and postretirement plans have June 30 measurement dates which do not coincide with our fiscal year end. We will change our measurement dates to coincide with our fiscal year end in fiscal 2009, or earlier, as allowed by SFAS 158.

JACK IN THE BOX INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Obligations and funded status — The following table provides a reconciliation of the changes in benefit obligations, plan assets and funded status of our retirement plans as of June 30, 2007 and June 30, 2006.

	Qualified Pension Plans		Non-Qualified Pension Plan		Postretirement Health Plans
	2007	2006	2007	2006	2007	2006
	(In thousands)

Change in benefit obligation:
Obligation at beginning of year	$196,031	$210,363	$36,753	$37,544	$16,683	$18,822
Service cost	9,846	12,042	734	771	213	272
Interest cost	13,201	12,258	2,401	2,067	1,081	1,023
Participant contributions	—	—	—	—	115	102
Actuarial loss (gain)	9,924	(35,351)	1,852	(2,326)	1,169	(2,973)
Benefits paid	(4,107)	(3,281)	(2,112)	(1,828)	(774)	(563)
Plan amendment and other	—	—	—	525	—	—

Obligation at end of year	$224,895	$196,031	$39,628	$36,753	$18,487	$16,683

Change in plan assets:
Fair value at beginning of year	$185,540	$158,928	$—	$—	$—	$—
Actual return on plan assets	26,246	15,893	—	—	—	—
Participant contributions	—	—	—	—	115	102
Employer contributions	9,000	14,000	2,112	1,828	659	461
Benefits paid	(4,107)	(3,281)	(2,112)	(1,828)	(774)	(563)

Fair value at end of year	$216,679	$185,540	$—	$—	$—	$—

Reconciliation of funded status:
Funded status	$(8,216)	$(10,491)	$(39,628)	$(36,753)	$(18,487)	$(16,683)
Unrecognized net loss (gain)	—	34,376	—	7,308	—	(6,338)
Unrecognized prior service cost	—	584	—	4,110	—	816
Unrecognized net transition obligation	—	—	—	142	—	—
Employer contributions after measurement date	3,000	—	—	—	—	—

Net amount recognized	$(5,216)	$24,469	$(39,628)	$(25,193)	$(18,487)	$(22,205)

Amounts recognized prior to the adoption of SFAS 158:
Accrued benefit liability		$—		$(33,362)		$(22,205)
Prepaid benefit cost		24,469		—		—
Minimum pension liability		—		3,917		—
Intangible assets		—		4,252		—

Net amount recognized		$24,469		$(25,193)		$(22,205)

Amounts recognized after the adoption of SFAS 158:
Noncurrent assets	$1,638		$—		$—
Current liabilities	—		(2,195)		(790)
Noncurrent liabilities	(6,854)		(37,433)		(17,697)

Net amount recognized	$(5,216)		$(39,628)		$(18,487)

Amounts in AOCI not yet reflected in net periodic benefit cost:
Net actuarial loss (gain)	$30,339		$8,756		$(4,238)
Prior service cost	459		3,450		631

Total	$30,798		$12,206		$(3,607)

Amounts in AOCI expected to be amortized in fiscal 2008 net periodic benefit cost:
Net actuarial loss (gain)	$868		$533		$(821)
Prior service cost	124		780		185

Total	$992		$1,313		$(636)

JACK IN THE BOX INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Additional year-end pension plan information — The pension benefit obligation (“PBO”) is the actuarial present value of benefits attributable to employee service rendered to date, including the effects of estimated future pay increases. The accumulated benefit obligation (“ABO”) also reflects the actuarial present value of benefits attributable to employee service rendered to date, but does not include the effects of estimated future pay increases. Therefore, the ABO as compared to plan assets is an indication of the assets currently available to fund vested and nonvested benefits accrued through the end of the fiscal year.

Prior to SFAS 158, the measure of whether a pension plan was underfunded for recognition of a liability under financial accounting requirements was based on a comparison of the ABO to the fair value of plan assets and amounts accrued for such benefits in the balance sheets. With the adoption of SFAS 158, the funded status is measured as the difference between the fair value of a plan’s assets and its PBO.

As of June 30, 2007 and 2006, the qualified plans’ fair market value of plan assets exceeded the respective accumulated benefit obligations. The non-qualified plan is an unfunded plan and, as such, had no plan assets as of June 30, 2007 and 2006. The following sets forth the PBO, ABO and fair value of plan assets of our pension plans as of the measurement date in each year (in thousands):

	2007	2006

Qualified plans:
Projected benefit obligation	$224,895	$196,031
Accumulated benefit obligation	190,866	164,548
Fair value of plan assets	216,679	185,540
Non-qualified plan:
Projected benefit obligation	$39,628	$36,753
Accumulated benefit obligation	37,373	33,362
Fair value of plan assets	—	—

Since our nonqualified defined benefit pension plan is not funded, we were required to recognized a minimum pension liability in our balance sheets prior to adopting SFAS 158. This minimum liability was $3.9 million at October 1, 2006.

At the end of 2007 and prior to our adoption of SFAS 158, we recorded a minimum pension liability for our non-qualified defined benefit pension plan for the amount by which the ABO exceeded the fair value of the plan assets, after adjusting for the plan’s previously recorded accrued cost. We subsequently eliminated the minimum pension liability balance related to our plan that had been recorded prior to adoption. The minimum liability eliminated at September 30, 2007 was $6.5 million.

JACK IN THE BOX INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Net periodic benefit cost — The components of the fiscal year net periodic benefit cost were as follows:

					Amort. of	Amort. of
			Expected	Actuarial	Unrecognized	Unrecognized
	Service	Interest	Return on	(Gain)	Prior	Net Transition	Net Periodic
	Cost	Cost	Plan Assets	Loss	Service Cost	Obligation	Benefit Cost
	(In thousands)

Qualified pension plans:
2007	$9,846	$13,201	$(14,541)	$2,257	$124	$—	$10,887
2006	12,042	12,258	(12,428)	8,416	124	—	20,412
2005	8,393	10,053	(9,438)	4,072	124	—	13,204
Non-qualified pension plan:
2007	$734	$2,401	$—	$404	$707	$95	$4,341
2006	771	2,067	—	735	671	95	4,339
2005	644	2,043	—	442	652	95	3,876
Postretirement health plans:
2007	$213	$1,081	$—	$(930)	$185	$—	$549
2006	272	1,023	—	(371)	185	—	1,109
2005	292	1,127	—	(372)	185	—	1,232

Assumptions — We determine our actuarial assumptions on an annual basis. In determining the present values of our benefit obligations and net periodic benefit costs as of and for the fiscal years ended September 30, 2007, October 1, 2006 and October 2, 2005, respectively, we used the following weighted-average assumptions:

	2007	2006	2005

Assumptions used to determine benefit obligations(1):
Qualified pension plans:
Discount rate	6.50%	6.60%	5.50%
Rate of future compensation increases	3.50	3.50	3.50
Non-qualified pension plan:
Discount rate	6.50%	6.60%	5.50%
Rate of future compensation increases	5.00	5.00	5.00
Postretirement health plans:
Discount rate	6.50%	6.60%	5.50%
Assumptions used to determine net periodic benefit cost(2):
Qualified pension plans:
Discount rate	6.60%	5.50%	6.45%
Long-term rate of return on assets	7.75	7.75	7.50
Rate of future compensation increases	3.50	3.50	3.50
Non-qualified pension plan:
Discount rate	6.60%	5.50%	6.45%
Rate of future compensation increases	5.00	5.00	5.00
Postretirement health plans:
Discount rate	6.60%	5.50%	6.45%

(1)	Determined as of end of year.

(2)	Determined as of beginning of year.

JACK IN THE BOX INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The assumed discount rate was determined by considering the average of pension yield curves constructed of a population of high-quality bonds with a Moody’s or Standard and Poor’s rating of “AA” or better meeting certain other criteria. The resulting discount rate reflects the matching of plan liability cash flows to the yield curves.

The assumed expected long-term rate of return on assets is the weighted average rate of earnings expected on the funds invested or to be invested to provide for the pension obligations. The long-term rate of return on assets was determined taking into consideration our projected asset allocation and economic forecasts prepared with the assistance of our actuarial consultants.

The assumed average rate of compensation increase is the average annual compensation increase expected over the remaining employment periods for the participating employees.

For measurement purposes, the weighted-average assumed health care cost trend rates for our postretirement health plans were as follows for each fiscal year:

	2007	2006

Health care cost trend rate for next year:
Participants under age 65	8.33%	9.12%
Participants age 65 or older	8.50%	9.50%
Rate to which the cost trend rate is assumed to decline	4.92%	4.94%
Year the rate reaches the ultimate trend rate	2013	2014

The assumed health care cost trend rate represents our estimate of the annual rates of change in the costs of the health care benefits currently provided by our postretirement plans. The health care cost trend rate implicitly considers estimates of health care inflation, changes in health care utilization and delivery patterns, technological advances and changes in the health status of the plan participants. The health care cost trend rate assumption has a significant effect on the amounts reported. For example, increasing the assumed health care cost trend rates by 1.0% in each year would increase the postretirement benefit obligation as of September 30, 2007 by $2.4 million and the aggregate of the service and interest cost components of net periodic benefit cost for 2007 by $0.2 million. If the assumed health care cost trend rates decreased by 1.0% in each year, the postretirement benefit obligation would decrease by $2.0 million as of September 30, 2007, and the aggregate of the service and interest components of net periodic benefit cost for 2007 would decrease by $0.2 million.

Plan assets — We regularly monitor our asset allocation and senior financial management and the Finance Committee of the Board of Directors review performance results at least semi-annually. In May 2007, we adjusted our target asset allocation for our qualified pension plans to the following: 40% U.S. equities, 30% debt securities, 15% international equities, 5% balanced fund and 10% real estate. We plan to reallocate our plan assets over a period of time, as deemed appropriate by senior financial management, to achieve our new target asset allocation. The qualified pension plans had the following asset allocations at June 30, 2007 and June 30, 2006:

	2007	2006

U.S. equities	42%	41%
Debt securities	37	38
International equities	15	15
Balanced fund	6	6

	100%	100%

JACK IN THE BOX INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Future cash flows — Our policy is to fund our plans at or above the minimum required by law. Contributions expected to be paid in the next fiscal year and the projected benefit payments for each of the next five fiscal years and the total aggregate amount for the subsequent five fiscal years are as follows (in thousands):

	Defined Benefit	Postretirement
	Pension Plans	Health Plans(1)

Estimated net contributions during fiscal 2008	$15,195	$790
Estimated future year benefit payments during fiscal years:
2008	$6,355	$790
2009	7,237	873
2010	7,766	929
2011	8,405	980
2012	9,199	1,048
2013-2017	64,914	6,107

(1)	Net of Medicare Part D Subsidy.

Expected benefit payments are based on the same assumptions used to measure our benefit obligation at September 30, 2007 and include estimated future employee service.

8.	SHARE-BASED EMPLOYEE COMPENSATION

Stock incentive plans — We offer share-based compensation plans to attract, retain, and motivate key officers, non-employee directors, and employees to work toward the financial success of the Company.

Our stock incentive plans are administered by the Compensation Committee of the Board of Directors and have been approved by the stockholders of the Company. The terms and conditions of our share-based awards are determined by the Compensation Committee on each award date, and may include provisions for the exercise price, expirations, vesting, restriction on sales and forfeitures, as applicable. We issue new shares to satisfy stock issuances under our stock incentive plans.

Our Amended and Restated 2004 Stock Incentive Plan authorizes the issuance of up to 6,500,000 common shares in connection with the granting of stock options, stock appreciation rights, restricted stock purchase rights, restricted stock bonuses, restricted stock units or performance units to key employees and directors. No more than 1,300,000 shares may be granted under this Plan as restricted stock or performance-based awards. As of September 30, 2007, 2,593,648 shares of common stock were available for future issuance under this Plan.

There are four other plans under which we can no longer issue awards, although awards outstanding under these plans may still vest and be exercised: the 1992 Employee Stock Incentive Plan; the 1993 Stock Option Plan; the 2002 Stock Incentive Plan, and the Non-Employee Director Stock Option Plan.

We also maintain a deferred compensation plan for non-management directors under which those who are eligible to receive fees or retainers may choose to defer receipt of their compensation. The amounts deferred are converted into stock equivalents at the then current market price of our common stock. Effective November 9, 2006, the deferred compensation plan was amended to eliminate a 25% company match of such deferred amounts and require settlement in shares of our common stock based on the number of stock equivalents at the time of a participant’s separation from the Board of Directors. As a result of changing the method of settlement from cash to stock, the deferred compensation obligation has been reclassified from accrued liabilities to capital in excess of par value in the accompanying consolidated balance sheet as of September 30 2007. This plan provides for the issuance of up to 200,000 common shares in connection with the crediting of stock equivalents. No shares have been issued in connection with this plan, as amended, as of September 30, 2007.

JACK IN THE BOX INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

In February 2006, the stockholders of the Company approved an employee stock purchase plan (“ESPP”) for all eligible employees to purchase shares of common stock at 95% of the fair market value on the date of purchase. Employees may authorize us to withhold up to 15% of their base compensation during any offering period, subject to certain limitations. A maximum of 200,000 shares of common stock may be issued under the plan. As of September 30, 2007, 188,752 shares of common stock were available for future issuance under this Plan.

Compensation expense — The components of share-based compensation expense recognized in each year are as follows (in thousands):

	2007	2006	2005

Stock options	$8,602	$7,270	$—
Performance-vested stock awards	2,416	1,210	838
Nonvested stock awards	1,246	805	558
Deferred compensation for directors — liability classified	324	2,885	280
Deferred compensation for directors — equity classified	376	—	—

Total share-based compensation expense	$12,964	$12,170	$1,676

Stock options — Prior to fiscal 2007, options granted had contractual terms of 10 or 11 years and employee options generally vested over a four-year period. Beginning fiscal 2007, option grants have contractual terms of 7 years and employee options vest over a three-year period. Options may vest sooner for employees meeting certain age and years of service thresholds. Options granted to non-management directors vest at six months. All option grants provide for an option exercise price equal to the closing market value of the common stock on the date of grant.

The following is a summary of stock option activity for fiscal year 2007:

			Weighted-
		Weighted-	Average
		Average	Remaining	Aggregate
		Exercise	Contractual	Intrinsic
	Shares	Price	Term (Years)	Value
				(In thousands)

Options outstanding at October 1, 2006	6,235,034	$13.78
Granted	1,008,800	30.28
Exercised	(2,362,436)	11.77
Forfeited	(13,111)	20.71
Expired	(19,930)	10.91

Options outstanding at September 30, 2007	4,848,357	$18.19	6.32	$68,990

Options exercisable at September 30, 2007	2,926,501	$14.57	5.59	$52,234

Options exercisable and expected to vest at September 30, 2007	4,753,657	$18.11	6.29	$68,008

Effective in the fourth quarter of fiscal 2005, we began utilizing a binomial-based model to determine the fair value of options granted. The fair value of all prior options granted has been estimated on the date of grant using the Black-Scholes option-pricing model. Valuation models require the input of highly subjective assumptions,

JACK IN THE BOX INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

including the expected volatility of the stock price. The following weighted-average assumptions were used for stock option grants in each year:

	2007	2006	2005

Risk-free interest rate	4.20%	4.12%	4.10%
Expected dividends yield	0.00%	0.00%	0.00%
Expected stock price volatility	37.85%	34.88%	35.50%
Expected life of options (in years)	4.65	5.92	6.00

In 2007, 2006 and the fourth quarter of fiscal 2005, the risk-free interest rate was determined by a yield curve of risk-free rates based on published U.S. Treasury spot rates in effect at the time of grant, and has a term equal to the expected life. In the first three quarters of 2005, the risk-free rates were based on the grant date rate for zero coupon U.S. government issues with a remaining term similar to the expected life.

The dividend yield assumption is based on the Company’s history and expectations of dividend payouts.

The expected stock price volatility in 2007, 2006 and the fourth quarter of 2005, represents an average of the implied volatility and the Company’s historical volatility. In 2005, prior to using a binomial-based model, the expected stock price volatility was based on the historical volatility of the Company’s stock for a period approximating the expected life.

The expected life of the options represents the period of time the options are expected to be outstanding and is based on historical trends.

The weighted-average grant-date fair value of options granted was $11.20, $10.21, and $6.86 in 2007, 2006, and 2005, respectively. The intrinsic value of stock options is defined as the difference between the current market value and the grant price. The total intrinsic value of stock options exercised was $47.6 million, $33.7 million, and $25.5 million in 2007, 2006, and 2005, respectively.

As of September 30, 2007, there was approximately $13.7 million of total unrecognized compensation cost related to stock options granted under our stock incentive plans. That cost is expected to be recognized over a weighted-average period of 1.6 years.

Performance-vested stock awards — We began granting performance-vested stock awards to certain employees in fiscal year 2005. Performance awards represent a right to receive a certain number of shares of common stock upon achievement of performance goals at the end of a three-year period. The expected cost of the shares is being reflected over the performance period and is reduced for estimated forfeitures. The expected cost for all awards granted is based on the fair value of our stock on the date of grant, reduced for estimated forfeitures, as it is our intent to settle these awards with shares of common stock.

The following is a summary of performance-vested stock award activity for fiscal year 2007:

		Weighted-
		Average
		Grant Date
	Shares	Fair Value

Performance-vested stock awards outstanding at October 1, 2006	427,612	$19.60
Granted	112,320	30.69
Issued	(1,244)	14.96
Forfeited	(14,840)	19.77

Performance-vested stock awards outstanding at September 30, 2007	523,848	$22.02

Vested and subject to release at September 30, 2007	146,116	$14.96

JACK IN THE BOX INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

As of September 30, 2007, there was approximately $5.2 million of total unrecognized compensation cost related to performance-vested stock awards. That cost is expected to be recognized over a weighted-average period of 1.97 years. The total fair value of awards that vested as of September 30, 2007, the end of the first three-year period, was $4.7 million. We expect to issue the stock associated with these awards in November 2007. In 2006, 1,244 awards vested with a fair value of $0.02 million. No awards vested in 2005.

Nonvested stock awards — We generally issue nonvested stock awards to certain executives under our share ownership guidelines. Our nonvested stock awards vest upon retirement or termination based upon years of service or ratably over a three-year period as provided in the award agreements. These awards are amortized to compensation expense over the estimated vesting period based upon the fair value of our common stock on the award date.

The following is a summary of nonvested stock activity for fiscal year 2007:

		Weighted-
		Average
		Grant Date
	Shares	Fair Value

Nonvested stock outstanding at October 1, 2006	591,940	$12.28
Granted	—	—
Released	(102,000)	10.64
Forfeited	—	—

Nonvested stock outstanding at September 30, 2007	489,940	$12.62

Vested at September 30, 2007	322,200	$10.64

As of September 30, 2007, there was approximately $3.7 million of total unrecognized compensation cost related to nonvested stock awards, which is expected to be recognized over a weighted-average period of 5.5 years. No shares of nonvested stock were granted in 2007. During 2006 and 2005, we granted 11,000 and 115,740 shares of nonvested stock, respectively, with a grant date fair value of $0.2 million and $2.0 million, respectively. In 2007 and 2006, the total grant date fair value of shares released was $1.1 million and $0.2 million, respectively. No shares were released in 2005.

Non-management directors’ deferred compensation — Effective November 9, 2006, all awards outstanding under our directors’ deferred compensation plan are accounted for as equity-based awards per the provisions of SFAS 123R and deferred amounts are converted into stock equivalents at the then current market price of our common stock. Prior to November 9, 2006, these awards were accounted for as liability-based awards, and in addition to converting deferrals into stock equivalents at the then current market price of our stock, our liability was adjusted at the end of each reporting period to reflect the value of the directors’ stock equivalents at the then market price of our common stock. Cash used to settle directors’ deferred compensation upon a director’s retirement from the Board in fiscal 2006 was $1.1 million. No deferrals were settled in 2007 and 2005.

The following is a summary of the stock equivalent activity for fiscal year 2007:

		Weighted-
		Average
	Stocks	Grant Date
	Equivalents	Fair Value

Stock equivalents outstanding at October 1, 2006	212,208	$10.65
Deferred directors’ compensation	9,920	33.17
Stock distribution	—	—

Stock equivalents outstanding at September 30, 2007	222,128	$11.66

JACK IN THE BOX INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Employee stock purchase plan — In fiscal year 2007, 11,248 shares were purchased through the ESPP at an average price of $32.51. The first offering period concluded in the first quarter of 2007, therefore no shares were issued under this plan in 2006 and 2005.

9.	STOCKHOLDERS’ EQUITY

Preferred stock — We have 15,000,000 shares of preferred stock authorized for issuance at a par value of $.01 per share. No preferred shares have been issued.

Stock split — On August 3, 2007, our Board of Directors approved a 2-for-1 split of our common stock, that was effected in the form of a 100% stock dividend on October 15, 2007. In connection with the stock split, our shareholders approved, on September 21, 2007, an amendment to our Certificate of Incorporation to increase the number of authorized common shares from 75.0 million to 175.0 million.

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

On December 20, 2006, the Board of Directors authorized a program to repurchase up to 3.3 million shares in calendar year 2007 to complete the repurchase of the total shares authorized in the Tender Offer. In the second quarter of 2007, under a 10b5-1 plan, we repurchased 3.2 million shares for $220.1 million.

The Tender Offer and the additional repurchase program were funded through the new credit facility and available cash, and all shares repurchased were subsequently retired.

Pursuant to other stock repurchase programs authorized by the Board of Directors in 2005 and 2004, we repurchased 1,582,881, 1,444,700 and 2,578,801 shares of our common stock for $100.0 million, $50.0 million, and $92.9 million during 2007, 2006, and 2005, respectively. These stock repurchases were recorded as treasury stock at cost. As of September 30, 2007, we had no repurchase availability remaining.

On November 9, 2007, the Board of Directors authorized a new $200.0 million program to repurchase shares of our common stock at prevailing market prices, in the open market or in private transactions, from time to time at management’s discretion, over the next three years.

Comprehensive income — Our total comprehensive income, net of taxes, was as follows (in thousands):

	2007	2006	2005

Net earnings	$126,304	$108,031	$91,537
Net unrealized gains (losses) related to cash flow hedges, net of taxes of ($801), $117 and $266, respectively	(1,254)	180	417
Net realized gains reclassified into net earnings on liquidation of interest rate swaps, net of taxes of ($137)	(234)	—	—
Minimum pension liability, net of taxes of $1,524, $17,563, and ($18,289), respectively	2,393	27,587	(28,726)

Total comprehensive income	$127,209	$135,798	$63,228

JACK IN THE BOX INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The components of accumulated other comprehensive loss, net of taxes, were as follows as of September 30, 2007 and October 1, 2006 (in thousands):

	2007	2006

Additional minimum pension liability adjustment net of taxes of ($1,524)	$—	$(2,393)
Adoption of SFAS 158, net of taxes of ($15,148)	(24,249)	—
Net unrealized gains (losses) related to cash flow hedges, net of taxes of ($556) and $382, respectively	(891)	597

Accumulated other comprehensive loss	$(25,140)	$(1,796)

10.	AVERAGE SHARES OUTSTANDING

Our basic earnings per share calculation is computed based on the weighted-average number of common shares outstanding. Our diluted earnings per share calculation is computed based on the weighted-average number of common shares outstanding adjusted by the number of additional shares that would have been outstanding had the potentially dilutive common shares been issued. Potentially dilutive common shares include stock options, nonvested stock awards, non-management director stock equivalents and shares issuable under our ESPP. Performance-vested stock awards are included in the average diluted shares outstanding each period if the performance criteria have been met at the end of the respective periods.

The following table reconciles basic weighted-average shares outstanding to diluted weighted-average shares outstanding (in thousands):

	2007	2006	2005

Weighted-average shares outstanding — basic	65,314	69,888	71,250
Assumed additional shares issued upon exercise of stock options, net of shares reacquired at the average market price	1,533	1,814	2,316
Assumed vesting of nonvested stock, net of shares reacquired at the average market price	270	132	310
Performance based awards issuable at the end of the period	146	—	—

Weighted-average shares outstanding — diluted	67,263	71,834	73,876

Stock options excluded(1)	557	674	—
Performance based awards excluded(2)	378	434	312

(1)	Excluded from diluted weighted-average shares outstanding because their exercise prices, unamortized compensation and tax benefits exceeded the average market price of common stock for the period.

(2)	Excluded from diluted weighted-average shares outstanding because the number of shares issued is contingent on achievement of performance goals at the end of a three-year performance period.

11.	COMMITMENTS, CONTINGENCIES AND LEGAL MATTERS

Commitments — We are principally liable for lease obligations on various properties subleased to third parties. We are also obligated under a lease guarantee agreement associated with a Chi-Chi’s restaurant property. Due to the bankruptcy of the Chi-Chi’s restaurant chain, previously owned by us, we are obligated to perform in accordance with the terms of a guarantee agreement, as well as four other lease agreements, which expire at various dates in 2010 and 2011. During fiscal year 2003, we established an accrual for these lease obligations and do not anticipate incurring any additional charges in future years related to Chi-Chi’s bankruptcy. As of September 30, 2007, our accrual for the lease guarantee was $1.0 million and the maximum potential amount of future payments was $1.7 million.

JACK IN THE BOX INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Legal Matters — We are subject to normal and routine litigation. In the opinion of management, based in part on the advice of legal counsel, the ultimate liability from all pending legal proceedings, asserted legal claims and known potential legal claims should not materially affect our operating results, financial position or liquidity.

12.	SEGMENT REPORTING

We operate our business in two operating segments, Jack in the Box and Qdoba, based on our management structure and internal method of reporting. Based upon certain quantitative thresholds, only Jack in the Box is considered a reportable segment.

Summarized financial information concerning our reportable segment is shown in the following table (in thousands):

	2007	2006	2005

Revenues	$2,781,505	$2,648,659	$2,421,815
Earnings from operations	208,680	172,485	147,188
Cash flows used for purchases of property and equipment	145,299	142,075	117,951
Total assets	1,341,417	1,490,536	1,319,171

Interest expense and income taxes are not reported on an operating segment basis in accordance with our method of internal reporting.

A reconciliation of reportable segment revenues to consolidated revenues follows (in thousands):

	2007	2006	2005

Revenues	$2,781,505	$2,648,659	$2,421,815
Qdoba revenues	94,473	74,944	58,399

Consolidated revenues	$2,875,978	$2,723,603	$2,480,214

A reconciliation of reportable segment earnings from operations to consolidated earnings from operations follows (in thousands):

	2007	2006	2005

Earnings from operations	$208,680	$172,485	$147,188
Qdoba earnings from operations	11,005	9,210	4,418

Consolidated earnings from operations	$219,685	$181,695	$151,606

A reconciliation of reportable segment total assets to consolidated total assets follows (in thousands):

	2007	2006	2005

Total assets	$1,341,417	$1,490,536	$1,319,171
Qdoba total assets	86,867	74,132	67,989
Investment in Qdoba and other	(45,462)	(44,207)	(49,174)

Consolidated total assets	$1,382,822	$1,520,461	$1,337,986

JACK IN THE BOX INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

13.	SUPPLEMENTAL CASH FLOW INFORMATION

Additional information related to cash flows is as follows (in thousands):

	2007	2006	2005

Cash paid during the year for:
Interest, net of amounts capitalized	$28,247	$20,234	$15,654
Income tax payments	90,709	44,285	43,678
Capital lease obligations incurred	464	1,818	911

14.	SUPPLEMENTAL CONSOLIDATED FINANCIAL STATEMENT INFORMATION

	Sept. 30,	Oct. 1,
	2007	2006
	(In thousands)

Accounts and other receivables, net:
Trade	$35,149	$24,234
Notes receivable and other	6,209	6,955
Allowances for doubtful accounts	(267)	(315)

	$41,091	$30,874

Accrued liabilities:
Payroll and related taxes	$75,212	$76,822
Sales and property taxes	23,106	23,377
Insurance	46,377	49,035
Income taxes	1,522	19,188
Advertising	22,337	19,976
Other	54,986	51,922

	$223,540	$240,320

Other long-term liabilities:
Pension and postretirement benefits	$61,762	$51,116
Non-qualified deferred compensation	39,249	31,096
Deferred rent	45,144	41,594
Other	22,567	21,781

	$168,722	$145,587

	2007	2006	2005
	(In thousands)

Interest expense, net:
Interest expense	$32,146	$19,593	$17,093
Interest income	(8,792)	(7,518)	(3,691)

	$23,354	$12,075	$13,402

JACK IN THE BOX INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

15.	UNAUDITED QUARTERLY RESULTS OF OPERATIONS (in thousands, except per share data)

	16 Weeks
	Ended	12 Weeks Ended
Fiscal Year 2007	Jan. 21, 2007	Apr. 15, 2007	July 8, 2007	Sept. 30, 2007

Revenues	$856,692	$660,667	$680,203	$678,416
Earnings from operations	63,518	48,122	59,771	48,274
Net earnings	37,354	27,209	34,743	26,998
Net earnings per share:
Basic	$0.53	$0.41	$0.56	$0.44
Diluted	0.52	0.40	0.54	0.43

	16 Weeks
	Ended	12 Weeks Ended
Fiscal Year 2006	Jan. 22, 2006	Apr. 16, 2006	July 9, 2006	Oct. 1, 2006

Revenues	$813,003	$618,763	$643,346	$648,491
Earnings from operations	44,049	38,000	44,901	54,745
Earnings before cumulative effect of accounting change	25,223	21,787	27,841	34,224
Net earnings	25,223	21,787	27,841	33,180
Earnings before cumulative effect of accounting change:
Basic	$0.36	$0.32	$0.40	$0.49
Diluted	0.35	0.31	0.39	0.47
Net earnings per share:
Basic	$0.36	$0.32	$0.40	$0.48
Diluted	0.35	0.31	0.39	0.46

16.	NEW ACCOUNTING PRONOUNCEMENTS

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

In September 2006, the FASB issued SFAS 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans — an amendment of FASB Statements No. 87, 88, 106 and 132(R). We adopted the recognition provisions of SFAS 158 which requires recognition of the overfunded or underfunded status of a defined benefit plan as an asset or liability. SFAS 158 also requires that companies measure their plan assets and benefit

JACK IN THE BOX INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

obligations at the end of their fiscal year. The measurement provision of SFAS 158 is effective for fiscal years ending after December 15, 2008.

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