Form 10-Q
period 2008-01-20
JACK IN THE BOX INC /NEW/
filed 2008-02-20
CIK 807882

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended January 20, 2008
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
Yes ☑     No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐          No ☑
Number of shares of common stock, $.01 par value, outstanding as of the close of business
February 18, 2008 — 59,571,080.

JACK IN THE BOX INC. AND SUBSIDIARIES

PART I. FINANCIAL INFORMATION
ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JACK IN THE BOX INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Dollars in thousands, except per share data)
(Unaudited)

	January 20,	September 30,
	2008	2007

ASSETS
Current assets:
Cash and cash equivalents	$15,397	$15,702
Accounts and other receivables, net	41,403	41,091
Inventories	48,804	46,933
Prepaid expenses	19,626	29,311
Deferred income taxes	47,063	47,063
Assets held for sale and leaseback	37,250	42,583
Other current assets	5,827	5,383

Total current assets	215,370	228,066

Property and equipment, at cost	1,601,414	1,586,577
Less accumulated depreciation and amortization	(649,900)	(634,409)

Property and equipment, net	951,514	952,168

Other assets, net	197,697	202,588

	$1,364,581	$1,382,822

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current maturities of long-term debt	$4,934	$5,787
Accounts payable	78,988	97,489
Accrued liabilities	204,268	223,540

Total current liabilities	288,190	326,816

Long-term debt, net of current maturities	429,478	427,516

Other long-term liabilities	171,049	168,722

Deferred income taxes	40,178	45,211

Stockholders’ equity:
Preferred stock $.01 par value, 15,000,000 authorized, none issued	—	—
Common stock $.01 par value, 175,000,000 authorized, 73,043,939 and 72,515,171 issued, respectively	730	725
Capital in excess of par value	142,338	132,081
Retained earnings	717,889	681,350
Accumulated other comprehensive loss, net	(28,704)	(25,140)
Treasury stock, at cost, 13,581,609 and 12,779,609 shares, respectively	(396,567)	(374,459)

Total stockholders’ equity	435,686	414,557

	$1,364,581	$1,382,822

See accompanying notes to consolidated financial statements.

JACK IN THE BOX INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS
(In thousands, except per share data)
(Unaudited)

	Sixteen Weeks Ended
	January 20,	January 21,
	2008	2007

Revenues:
Restaurant sales	$647,715	$651,408
Distribution and other sales	208,336	163,750
Franchised restaurant revenues	48,891	41,534

	904,942	856,692

Operating costs and expenses:
Restaurant costs of sales	212,763	202,557
Restaurant operating costs	324,512	329,207
Distribution and other costs of sales	207,403	162,795
Franchised restaurant costs	18,948	16,420
Selling, general and administrative expenses	90,599	89,352
Gains on sale of company-operated restaurants	(16,805)	(7,157)

	837,420	793,174

Earnings from operations	67,522	63,518

Interest expense	9,087	9,778
Interest income	(251)	(4,284)

Interest expense, net	8,836	5,494

Earnings before income tax expense	58,686	58,024

Income tax expense	22,147	20,670

Net earnings	$36,539	$37,354

Net earnings per share:
Basic	$.61	$.53
Diluted	$.60	$.52

Weighted-average shares outstanding:
Basic	59,523	70,281
Diluted	60,938	72,288
See accompanying notes to consolidated financial statements.

JACK IN THE BOX INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in thousands)
(Unaudited)

	Sixteen Weeks Ended
	January 20,	January 21,
	2008	2007

Cash flows from operating activities:
Net earnings	$36,539	$37,354
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	30,602	28,035
Deferred finance cost amortization	478	340
Provision for deferred income taxes	(2,807)	(5,307)
Share-based compensation expense for equity classified awards	3,120	4,366
Pension and postretirement expense	4,456	5,657
Losses (gains) on cash surrender value of company-owned life insurance	5,765	(3,025)
Gains on the sale of company-operated restaurants	(16,805)	(7,157)
Losses on the disposition of property and equipment, net	5,198	3,839
Loss on early retirement of debt	—	1,939
Impairment charges and other	1,439	186
Changes in assets and liabilities:
Increase in receivables	(311)	(3,743)
Increase in inventories	(1,871)	(4,526)
Decrease in prepaid expenses and other current assets	8,863	3,024
Decrease in accounts payable	(13,030)	(3,810)
Pension and postretirement contributions	(3,954)	(3,713)
Decrease in other liabilities	(14,417)	(35,559)

Cash flows provided by operating activities	43,265	17,900

Cash flows from investing activities:
Purchases of property and equipment	(58,011)	(39,647)
Proceeds from the sale of company-operated restaurants	21,935	9,661
Proceeds from (purchase of) assets held for sale and leaseback, net	3,365	8,102
Purchase of investments, net	(532)	(3,636)
Other	21	50

Cash flows used in investing activities	(33,222)	(25,470)

Cash flows from financing activities:
Borrowings on revolving credit facility	75,000	—
Principal payments on revolving credit facility	(72,000)	—
Borrowings under term loan	—	475,000
Principal payments on debt	(1,891)	(269,926)
Payment of debt costs	—	(7,194)
Repurchase of common stock	(22,107)	(143,133)
Change in book overdraft	3,708	—
Excess tax benefits from share-based compensation arrangements	2,528	7,006
Proceeds from issuance of common stock	4,414	13,518

Cash flows provided by (used in) financing activities	(10,348)	75,271

Net increase (decrease) in cash and cash equivalents	(305)	67,701
Cash and cash equivalents at beginning of period	15,702	233,906

Cash and cash equivalents at end of period	$15,397	$301,607

See accompanying notes to consolidated financial statements.

JACK IN THE BOX INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Nature of operations — Founded in 1951, Jack in the Box Inc. (the “Company”) owns, operates, and franchises Jack in the Box® quick-service restaurants and Qdoba Mexican Grill® (“Qdoba”) fast-casual restaurants in 43 states. The following summarizes the number of restaurants:

	January 20, 2008	September 30, 2007

Jack in the Box:
Company-operated	1,412	1,436
Franchised	726	696

Total system	2,138	2,132

Qdoba:
Company-operated	94	90
Franchised	320	305

Total system	414	395

The Company also operates 61 proprietary convenience stores called Quick Stuff®, which include a major-branded fuel station developed adjacent to a full-size Jack in the Box restaurant.
References to the Company throughout these notes to the condensed consolidated financial statements are made using the first person notations of “we,” “us” and “our.”
Basis of presentation — The accompanying condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles and the rules and regulations of the Securities and Exchange Commission (“SEC”). In our opinion, all adjustments considered necessary for a fair presentation of financial condition and results of operations for these interim periods have been included. Operating results for one interim period are not necessarily indicative of the results for any other interim period or for the full year.
The condensed consolidated financial statements include the accounts of the Company, its wholly-owned subsidiaries and the accounts of any variable interest entities where we are deemed the primary beneficiary. All significant intercompany transactions are eliminated.
These financial statements should be read in conjunction with the consolidated financial statements and related notes contained in our Annual Report on Form 10-K for the fiscal year ended September 30, 2007. The accounting policies used in preparing these consolidated financial statements are the same as those described in our Form 10-K, with the exception of new accounting pronouncements adopted in the quarter.
Reclassifications and adjustments — Certain prior year amounts in the condensed consolidated financial statements have been reclassified to conform to the fiscal 2008 presentation. All historical share and per share data, except for treasury stock, in our condensed consolidated financial statements and notes thereto have been restated to give retroactive recognition of our two-for-one stock split effected on October 15, 2007. Refer to Note 6, Stockholders’ Equity, for additional information regarding the stock split.
Fiscal year — Our fiscal year is 52 or 53 weeks ending the Sunday closest to September 30. Fiscal years 2008 and 2007 include 52 weeks. Our first quarter includes 16 weeks and all other quarters include 12 weeks. All comparisons between 2008 and 2007 refer to the 16-week (“quarter”) periods ended January 20, 2008 and January 21, 2007, respectively, unless otherwise indicated.
Use of estimates — In preparing the condensed consolidated financial statements in conformity with U.S. generally accepted accounting principles, management is required to make certain assumptions and estimates that affect reported amounts of assets, liabilities, revenues, expenses and the disclosure of contingencies. In making these assumptions and estimates, management may from time to time seek advice and consider information provided by actuaries and other experts in a particular area. Actual amounts could differ materially from these estimates.
Company-owned life insurance — We have purchased company-owned life insurance (“COLI”) policies to support our non-qualified benefit plans. The cash surrender values of these policies were $62.8 million and $66.8 million as of January 20, 2008 and September 30, 2007, respectively, and are included in other assets, net in the accompanying condensed consolidated balance sheets. These policies reside in an umbrella trust for use only to pay plan benefits to participants or to pay creditors if the Company becomes insolvent. As of January 20, 2008 and September 30, 2007, the trust also included cash of $1.1 million and $0.7 million, respectively.

JACK IN THE BOX INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)
Franchise arrangements — Franchise arrangements generally provide for initial franchise fees, which are included in franchised restaurant revenues in the accompanying condensed consolidated statements of earnings. These fees were $2.1 million in 2008 from the sale of 28 company-operated Jack in the Box restaurants and the opening of 25 new restaurants by franchisees and $1.5 million in 2007 from the sale of 15 company-operated Jack in the Box restaurants and the opening of 31 new restaurants by franchisees.
Gains on the sale of restaurant businesses to franchisees are recorded when the sales are consummated, cash proceeds are received or collection is reasonably assured and we have no continuing involvement other than normal franchisor-franchisee contractual obligations. The following is a summary of these transactions (dollars in thousands):

	Sixteen Weeks Ended
	January 20, 2008	January 21, 2007

Number of restaurants sold	28	15

Cash proceeds received	$21,935	$9,661
Net assets sold (primarily property and equipment)	(5,130)	(2,504)

Gains recognized	$16,805	$7,157

New accounting pronouncements adopted — We adopted the provisions of Financial Accounting Standards Board (“FASB”) Interpretation 48 (“FIN 48”), Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109, on October 1, 2007. FIN 48 clarifies the accounting for income taxes by prescribing a minimum probability threshold that a tax position must meet before a financial statement benefit is recognized. The minimum threshold is defined in FIN 48 as a tax position that is more likely than not to be sustained upon examination by the applicable taxing authority, including resolution of any related appeals or litigation processes, based on the technical merits of the position. The adoption of this statement did not have a material impact on our condensed consolidated financial statements. Refer to Note 3, Income Taxes, for additional information regarding our adoption of FIN 48.
2. RESTAURANT CLOSING, IMPAIRMENT CHARGES AND OTHER
In 2008, we recorded impairment charges of $1.4 million primarily related to the write-down of the carrying value of two Jack in the Box restaurants which we continue to operate. We also recognized losses on the disposition of property and equipment of $5.2 million primarily related to our restaurant re-image program, which includes a major renovation of our restaurant facilities, a kitchen enhancement project and normal ongoing capital maintenance activities.
In 2007, losses on the disposition of property and equipment of $3.8 million were recognized primarily relating to our re-image program and capital maintenance activity.
These impairment charges and disposition losses are included in selling, general and administrative expenses in the accompanying condensed consolidated statements of earnings.
Total accrued restaurant closing costs, included in accrued expenses and other long-term liabilities, changed as follows during 2008 and 2007 (in thousands):

	Sixteen Weeks Ended
	January 20, 2008	January 21, 2007

Balance at beginning of year	$5,451	$5,004
Additions and adjustments	286	122
Cash payments	(322)	(238)

Balance at end of period	$5,415	$4,888

Additions and adjustments primarily relate to revisions to certain sublease assumptions and the closure of two Jack in the Box  restaurants in 2008.

JACK IN THE BOX INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
3.	INCOME TAXES

The income tax provisions reflect year-to-date tax rates of 37.7% in 2008 and 35.6% in 2007. The increase in the effective tax rate compared with a year ago is due primarily to the retroactive reinstatement, in the first quarter of fiscal 2007, of the Work Opportunity Tax Credit program recorded as a discrete item. The final annual tax rate cannot be determined until the end of the fiscal year; therefore, the actual rate could differ from our current estimates.

As of the date of our adoption of FIN 48, our gross unrecognized tax benefits for income taxes associated with uncertain tax positions totaled $11.0 million. Of this total, $10.4 million represents the amount of unrecognized tax benefits that, if recognized, would favorably affect the effective income tax rate in future periods. Also as of the adoption date, we had accrued interest related to the unrecognized tax benefits of $1.2 million (exclusive of tax benefits). As of the date of adoption, we recognize interest and, when applicable, penalties related to uncertain tax positions in income tax expense. Prior to the adoption of FIN 48, interest expense related to tax uncertainties was accrued as a component of pre-tax income.

It is reasonably possible that material changes to the gross unrecognized tax benefits may be required within the next twelve months. These changes relate to the possible settlement of Internal Revenue Service audits for the Company’s 2002 through 2005 tax years that are currently in process and expected to be completed within twelve months, and also the expiration of the statute of limitations in various taxing jurisdictions. Though the Company expects these items may result in a net reduction of its unrecognized tax benefits, an estimate of the expected change cannot be made at this time.

The federal statute of limitations for all tax years beginning with 2001 remains open at this time. Generally, the statutes of limitations for the state jurisdictions where there would be a material impact have not expired for tax years 1998 and forward.
4.	RETIREMENT PLANS

Defined benefit pension plans — We sponsor defined benefit pension plans covering substantially all full-time employees. We also sponsor an unfunded supplemental executive retirement plan (“SERP”), which provides certain employees additional pension benefits. Effective January 1, 2007, the SERP was closed to any new participants. Benefits under these plans are based on the employees’ years of service and compensation over defined periods of employment.

Postretirement healthcare plans — We also sponsor healthcare plans that provide postretirement medical benefits to certain employees who meet minimum age and service requirements. The plans are contributory, with retiree contributions adjusted annually, and contain other cost-sharing features such as deductibles and coinsurance.

JACK IN THE BOX INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
4.	RETIREMENT PLANS (continued)

Net periodic benefit cost — The components of the quarterly net periodic benefit cost were as follows (in thousands):

	Sixteen Weeks Ended
	January 20, 2008	January 21, 2007

Defined benefit pension plans:
Service cost	$3,455	$3,981
Interest cost	5,259	5,773
Expected return on plan assets	(5,234)	(5,546)
Actuarial loss	463	861
Amortization of unrecognized prior service cost	278	324
Amortization of unrecognized net transition obligation	—	95

Net periodic benefit cost	$4,221	$5,488

Postretirement health plans:
Service cost	$68	$66
Interest cost	362	332
Actuarial gain	(252)	(275)
Amortization of unrecognized prior service cost	57	46

Net periodic benefit cost	$235	$169

Cash flows — Our policy is to fund our plans at or above the minimum required by law. Details regarding 2008 contributions are as follows (in thousands):

	Defined benefit	Postretirement
	pension plans	health plans (1)

Net contributions during the quarter ended January 20, 2008	$3,794	$160
Remaining estimated net contributions during fiscal 2008	$11,400	$650

(1)	Net of Medicare Part D Subsidy.
5.	SHARE-BASED EMPLOYEE COMPENSATION

Compensation expense — We offer share-based compensation plans to attract, retain, and motivate key officers, non-employee directors, and employees to work toward the financial success of the Company. The components of share-based compensation expense recognized in each period are as follows (in thousands):

	Sixteen Weeks Ended
	January 20, 2008	January 21, 2007

Stock options	$2,034	$3,242
Performance-vested stock awards	764	721
Nonvested stock awards	242	263
Deferred compensation for directors — equity classified	80	140
Deferred compensation for directors — liability classified	—	324

Total share-based compensation expense	$3,120	$4,690

JACK IN THE BOX INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
6.	STOCKHOLDERS’ EQUITY

Stock split — On August 3, 2007, our Board of Directors approved a two-for-one split of our common stock, that was effected in the form of a 100% stock dividend on October 15, 2007. In connection with the stock split, our shareholders approved, on September 21, 2007, an amendment to our Certificate of Incorporation to increase the number of authorized common shares from 75.0 million to 175.0 million.

Repurchases of common stock — In November 2007, the Board of Directors authorized a program to repurchase up to $200.0 million in shares of our common stock over the next three years. In the first quarter of fiscal 2008, we repurchased 0.8 million shares at an aggregate cost of $22.1 million.

Comprehensive income — Our total comprehensive income, net of taxes, was as follows (in thousands):

	Sixteen Weeks Ended
	January 20, 2008	January 21, 2007

Net earnings	$36,539	$37,354
Net unrealized losses related to cash flow hedges, net of taxes of ($2,436) and ($245), respectively	(3,899)	(363)
Amortization of unrecognized net actuarial losses and prior service cost, net of taxes of $210	335	—
Net realized gains reclassified into net earnings on liquidation of interest rate swaps, net of taxes of ($137)	—	(234)

Total comprehensive income	$32,975	$36,757

The components of accumulated other comprehensive loss, net of taxes, were as follows at the end of each period (in thousands):

	January 20, 2008	September 30, 2007

Unrecognized periodic benefit costs, net of taxes of ($14,938) and ($15,148), respectively	$(23,914)	$(24,249)
Net unrealized losses related to cash flow hedges, net of taxes of ($2,992) and ($556), respectively	(4,790)	(891)

Accumulated other comprehensive loss	$(28,704)	$(25,140)

7.	AVERAGE SHARES OUTSTANDING

Our basic earnings per share calculation is computed based on the weighted-average number of common shares outstanding. Our diluted earnings per share calculation is computed based on the weighted-average number of common shares outstanding adjusted by the number of additional shares that would have been outstanding had the potentially dilutive common shares been issued. Potentially dilutive common shares include stock options, nonvested stock awards, non-management director stock equivalents and shares issuable under our employee stock purchase plan. Performance-vested stock awards are included in the average diluted shares outstanding each period if the performance criteria have been met at the end of the respective periods.

JACK IN THE BOX INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
7.	AVERAGE SHARES OUTSTANDING (continued)

The following table reconciles basic weighted-average shares outstanding to diluted weighted-average shares outstanding (in thousands):

	Sixteen Weeks Ended
	January 20, 2008	January 21, 2007

Weighted-average shares outstanding — basic	59,523	70,281
Assumed additional shares issued upon exercise of stock options, net of shares reacquired at the average market price	1,103	1,776
Assumed vesting of nonvested stock, net of shares reacquired at the average market price	293	231
Performance-vested stock awards issuable at the end of the period	19	—

Weighted-average shares outstanding — diluted	60,938	72,288

Stock options excluded (1)	1,313	594
Performance-vested awards excluded (2)	354	428

(1)	Excluded from diluted weighted-average shares outstanding because their exercise prices, unamortized compensation and tax benefits exceeded the average market price of common stock for the period.

(2)	Excluded from diluted weighted-average shares outstanding because the number of shares issued is contingent on achievement of performance goals at the end of a three-year performance period.
8.	CONTINGENCIES AND LEGAL MATTERS

Legal matters — We are subject to normal and routine litigation. In the opinion of management, based in part on the advice of legal counsel, the ultimate liability from all pending legal proceedings, asserted legal claims and known potential legal claims should not materially affect our operating results, financial position or liquidity.
9.	SEGMENT REPORTING

In fiscal 2008, in an effort to reflect our vision of being a national restaurant company and the information currently being used in managing the Company as a two branded restaurant operations business, we revised the composition of our segments to include results related to system restaurant operations for our Jack in the Box and Qdoba brands. This segment reporting structure reflects the Company’s current management structure, internal reporting method, and financial information used in deciding how to allocate Company resources. Based upon certain quantitative thresholds, both operating segments are considered reportable segments.

JACK IN THE BOX INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
9.	SEGMENT REPORTING (continued)

We measure and evaluate our segments based on segment earnings from operations. Summarized financial information concerning our reportable segments follows (in thousands). All amounts for the fiscal years ended September 30, 2007 and October 1, 2006 have been revised as follows to conform to the new segment reporting as previously described.

	Sixteen Weeks Ended
	January 20,	January 21,
	2008	2007

Revenues by Segment:
Jack in the Box restaurant operations	$663,221	$667,631
Qdoba restaurant operations	33,385	25,311
Other	208,336	163,750

Consolidated revenues	$904,942	$856,692

Earnings from Operations by Segment:
Jack in the Box restaurant operations	$63,952	$60,839
Qdoba restaurant operations	2,919	2,230
Other	651	449

Consolidated earnings from operations	$67,522	$63,518

	First Quarter Ended	Second Quarter Ended	Third Quarter Ended	Fourth Quarter Ended	Year	Year Ended
	Jan. 21,	April 15,	July 8,	Sept. 30,	Ended	Oct. 1,
	2007	2007	2007	2007	Sept. 30, 2007	2006

Revenues by Segment:
Jack in the Box restaurant operations	$667,631	$510,898	$512,700	$505,169	$2,196,398	$2,135,752
Qdoba restaurant operations	25,311	19,962	23,531	25,669	94,473	74,944
Other	163,750	129,807	143,972	147,578	585,107	512,907

Consolidated revenues	$856,692	$660,667	$680,203	$678,416	$2,875,978	$2,723,603

JACK IN THE BOX INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

	First Quarter Ended	Second Quarter Ended	Third Quarter Ended	Fourth Quarter Ended	Year	Year Ended
	Jan. 21,	April 15,	July 8,	Sept. 30,	Ended	Oct. 1,
	2007	2007	2007	2007	Sept. 30, 2007	2006

Earnings from Operations by Segment:
Jack in the Box restaurant operations	$60,839	$45,122	$55,234	$43,147	$204,342	$167,242
Qdoba restaurant operations	2,230	1,998	3,235	3,542	11,005	9,210
Other	449	1,002	1,302	1,585	4,338	5,243

Consolidated earnings from operations	$63,518	$48,122	$59,771	$48,274	$219,685	$181,695

“Other” includes distribution and Quick Stuff operating results. Interest income and expense, income taxes and assets are not reported for our segments, in accordance with our method of internal reporting.

10.	SUPPLEMENTAL CONSOLIDATED CASH FLOW INFORMATION

Additional information related to cash flows is as follows (in thousands):

	Sixteen Weeks Ended
	January 20, 2008	January 21, 2007

Cash paid during the year for:
Interest, net of amounts capitalized	$8,636	$6,671
Income tax payments	$15,941	$47,706
Capital lease obligations incurred	$—	$464

JACK IN THE BOX INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
11.	FUTURE APPLICATION OF ACCOUNTING PRINCIPLES

In September 2006, the FASB issued SFAS 157, Fair Value Measurements. SFAS 157 clarifies the definition of fair value, describes methods used to appropriately measure fair value, and expands fair value disclosure requirements. This statement applies under other accounting pronouncements that currently require or permit fair value measurements and is effective for fiscal years beginning after November 15, 2007, and interim periods within those years. However, the effective date of SFAS 157 as it relates to fair value measurement requirements for nonfinancial assets and liabilities that are not remeasured at fair value on a recurring basis is deferred to fiscal years beginning after December 15, 2008 and interim periods within those years. We are currently in the process of assessing the impact that SFAS 157 will have on our consolidated financial statements.

In September 2006, the FASB issued SFAS 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans — an amendment of FASB Statements No. 87, 88, 106 and 132(R). In fiscal 2007, we adopted the recognition provisions of SFAS 158 which requires recognition of the overfunded or underfunded status of a defined benefit plan as an asset or liability. SFAS 158 also requires that companies measure their plan assets and benefit obligations at the end of their fiscal year. The measurement provision of SFAS 158 is effective for fiscal years ending after December 15, 2008. We will not be able to determine the impact of adopting the measurement provision of SFAS 158 until the end of the fiscal year when such valuation is completed.

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

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
GENERAL
     All comparisons between 2008 and 2007 refer to the 16-week (“quarter”) periods ended January 20, 2008 and January 21, 2007, respectively, unless otherwise indicated.
     For an understanding of the significant factors that influenced our performance during the two quarterly periods ended January 20, 2008 and January 21, 2007, we believe our Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) should be read in conjunction with the Condensed Consolidated Financial Statements and related Notes included in this Quarterly Report as indexed on page two.
     Our MD&A consists of the following sections:
•	Overview — a general description of our business, the quick-service dining segment of the restaurant industry and fiscal 2008 highlights.

•	Financial reporting changes — a summary of significant financial statement reclassifications, adjustments and new accounting pronouncements adopted.

•	Results of operations — an analysis of our consolidated statements of earnings for the two quarters presented in our condensed consolidated financial statements.

•	Liquidity and capital resources — an analysis of cash flows including capital expenditures, aggregate contractual obligations, share repurchase activity, known trends that may impact liquidity, and the impact of inflation.

•	Discussion of critical accounting estimates — a discussion of accounting policies that require critical judgments and estimates.

•	New accounting pronouncements — a discussion of new accounting pronouncements, dates of implementation and impact on our consolidated financial position or results of operations, if any.
OVERVIEW
     As of January 20, 2008, Jack in the Box Inc. (the “Company”) owned, operated, and franchised 2,138 Jack in the Box quick-service restaurants and 414 Qdoba Mexican Grill (“Qdoba”) fast-casual restaurants, primarily in the western and southern United States.
     Our primary source of revenue is from retail sales at company-operated restaurants. We also derive revenue from sales of food and packaging to Jack in the Box and Qdoba franchised restaurants, retail sales from fuel and convenience stores (“Quick Stuff”), and revenue from franchisees including royalties, based upon a percent of sales, franchise fees and rents. In addition, we recognize gains from the sale of company-operated restaurants to franchisees, which are presented as a reduction of operating costs and expenses in the accompanying consolidated statements of earnings.

     The quick-service restaurant industry is complex and challenging. Challenges presently facing the sector include higher levels of consumer expectations, intense competition with respect to market share, restaurant locations, labor, menu and product development, changes in the economy, including costs of commodities and changes in consumer spending, and trends for healthier eating.
     To address these challenges and others, management has developed a strategic plan focused on four key initiatives. The first initiative is a growth strategy that includes opening new restaurants and increasing same-store sales. The second initiative is a holistic reinvention of the Jack in the Box brand through menu innovation, upgrading guest service and re-imaging Jack in the Box restaurant facilities to reflect the personality of Jack — the chain’s fictional founder and popular spokesman. The third strategic initiative is to expand franchising — through new restaurant development and the sales of company-operated restaurants to franchisees — to generate higher returns and higher margins, while mitigating business-cost and investment risks. The fourth initiative is to improve our business model to improve restaurant profitability, margins and returns, reduce operating costs and increase the long-term value of our business.

The following summarizes the most significant events occurring in 2008:
•	Restaurant Sales. Jack in the Box company-operated restaurants open more than one year (“same-store”) sales increased 1.5% in the quarter, on top of an increase of 5.6% a year ago. The increase was the 18th consecutive quarter of comparable sales growth. System same-store sales at Qdoba restaurants increased 4.5% in the quarter, on top of an increase of 4.1% a year ago.

•	New Market Expansion. We expanded into a new contiguous company market in Denver, Colorado, opening one Jack in the Box restaurant in the quarter and another shortly thereafter, and are projecting additional restaurant openings in this market by the end of calendar 2008. Franchisees remain on track to open Jack in the Box restaurants in new contiguous markets in Texas later this calendar year in Midland/Odessa, Abilene/San Angelo and Wichita Falls.

•	Re-Image Program. We continued to re-image our Jack in the Box restaurants with a comprehensive program that includes a complete redesign of the dining room and common areas. In 2008, the Company and franchisees re-imaged 51 restaurants bringing the total number of re-imaged restaurants to more than 400 since the current program was adopted in 2006. The entire Jack in the Box system, including franchised locations, is expected to be re-imaged over the next 3-4 years.

•	Franchising Program. We continued to make progress on our strategic initiative to expand franchising through new restaurant development and sales of company-operated restaurants to franchisees. In 2008, we refranchised 28 Jack in the Box restaurants, and Qdoba and Jack in the Box franchisees opened 25 new restaurants. At January 20, 2008, approximately 34% of our Jack in the Box restaurants were franchised. Our long term goal is to grow the percentage of franchise ownership of the Jack in the Box system by approximately 5% annually and move toward an ultimate goal of 70%-80%, which is more closely aligned with that of the QSR industry.

•	Treasury Highlights. Pursuant to a stock repurchase program authorized by our Board of Directors, we repurchased 0.8 million shares of our common stock for an aggregate of $22.1 million.
FINANCIAL REPORTING CHANGES
     Historical share and per share data for 2007 in our Quarterly Report on Form 10-Q have been restated to give retroactive recognition of our two-for-one stock split that was effected in the form of a 100% stock dividend on October 15, 2007, with the exception of treasury share data as no stock dividend was paid with respect to treasury shares. In the condensed consolidated balance sheet as of January 21, 2007, the par value of the additional shares was reclassified from capital in excess of par value to common stock. Refer to Note 6, Stockholders’ Equity, in the notes to the condensed consolidated financial statements for additional information regarding the stock split.

RESULTS OF OPERATIONS
     The following table sets forth, unless otherwise indicated, the percentage relationship to total revenues of certain items included in our condensed consolidated statements of earnings.

	January 20, 2008	January 21, 2007

Revenues:
Restaurant sales	71.6%	76.0%
Distribution and other sales	23.0	19.1
Franchised restaurant revenues	5.4	4.9

Total revenues	100.0%	100.0%

Operating costs and expenses:
Restaurant costs of sales (1)	32.8%	31.1%
Restaurant operating costs (1)	50.1	50.5
Distribution and other costs of sales (1)	99.6	99.4
Franchised restaurant costs (1)	38.8	39.5
Selling, general and administrative expenses	10.0	10.4
Gains on sale of company-operated restaurants	(1.9)	(0.8)
Earnings from operations	7.5	7.4

(1)	As a percentage of the related sales and/or revenues.

The following table summarizes the number of systemwide restaurants:
SYSTEMWIDE RESTAURANT UNITS

	January 20, 2008	September 30, 2007	January 21, 2007

Jack in the Box:
Company-operated	1,412	1,436	1,466
Franchised	726	696	622

Total system	2,138	2,132	2,088

Qdoba:
Company-operated	94	90	71
Franchised	320	305	273

Total system	414	395	344

Consolidated:
Company-operated	1,506	1,526	1,537
Franchised	1,046	1,001	895

Total system	2,552	2,527	2,432

     Since January 21, 2007, we opened 41 company-operated Jack in the Box restaurants (along with four new Quick Stuff convenience stores) and 13 company-operated Qdoba restaurants. Franchisees opened 17 Jack in the Box and 70 Qdoba restaurants since a year ago.
Revenues
     Restaurant sales decreased $3.7 million, or 0.6%, in the quarter due to a decrease in the number of Jack in the Box company-operated restaurants reflecting the sale of company-operated restaurants to franchisees. This decrease was partially offset by increases in per store average (“PSA”) sales at Jack in the Box and Qdoba company-operated restaurants, as well as an increase in the number of Qdoba company-operated restaurants. Same-store sales at Jack in the Box company-operated restaurants increased 1.5%, in 2008 compared with a year ago, reflecting price increases of approximately 2.5%. Our restaurants in Texas, the Southeast and other key markets continue to perform quite well, but we have seen a slowdown in certain western markets, such as some of those in California, due to an unstable housing market, continuing high fuel prices and increases in unemployment.
     Distribution and other sales, representing distribution sales to Jack in the Box and Qdoba franchisees, as well as Quick Stuff fuel and convenience store sales, grew to $208.3 million in 2008 from $163.8 million in 2007. Sales from our Quick Stuff locations increased $26.3 million due to an increase in the retail prices per gallon of fuel and an increase in the number of locations to 61 at the end of the quarter from 57 a year ago, offset in part by a decrease in PSA fuel gallons sold. Distribution sales to Jack in the Box and Qdoba franchisees increased $18.2 million as a result of an increase in the number of franchised restaurants serviced by our distribution centers.
     Franchised restaurant revenues, which includes rents, royalties and fees from restaurants operated by franchisees, increased $7.4 million in the quarter primarily due to an increase in the number of franchised restaurants. The number of franchised restaurants increased to 1,046 at the end of the quarter from 895 a year ago, reflecting the franchising of Jack in the Box company-operated restaurants and new restaurant development by Qdoba and Jack in the Box franchisees.

Operating Costs and Expenses
     Restaurant costs of sales, which include food and packaging costs, increased to $212.8 million, or 32.8% of restaurant sales, in 2008 from $202.6 million, or 31.1% of restaurant sales, in 2007. The percent of sales increase in 2008 is a result of higher commodity costs, primarily cheese, eggs, shortening and produce as well as product changes which were partially offset by lower packaging costs and selling price increases. Rising commodity costs, which began last year throughout the entire industry, negatively affected restaurant costs of sales as a percentage of restaurant sales by approximately 170 basis points in the first quarter of 2008.

     Restaurant operating costs decreased to $324.5 million, or 50.1% of restaurant sales, in 2008 from $329.2 million, or 50.5% of restaurant sales, in 2007. The percentage improvement in 2008 is primarily due to a 40 basis point decline in labor costs as effective labor management more than offset increased minimum wages in several states in which we operate. Cost control and the leverage from higher sales also contributed to the percentage improvement.
     Costs of distribution and other sales increased to $207.4 million in 2008 from $162.8 million in 2007, primarily reflecting an increase in the related sales. As a percentage of the related sales, these costs increased to 99.6% in 2008 from 99.4% in 2007, due primarily to a decrease in fuel gallons sold at our Quick Stuff locations.
     Franchised restaurant costs, principally rents and depreciation on properties leased to Jack in the Box franchisees, increased to $18.9 million in 2008 from $16.4 million in 2007, due primarily to an increase in the number of franchised restaurants. As a percentage of franchised restaurant revenues, franchised restaurant costs decreased to 38.8% in 2008 from 39.5% in 2007 due primarily to the leverage provided by higher franchise revenues.
     Selling, general and administrative expenses (“SG&A”) increased $1.2 million to $90.6 million in 2008 from $89.4 million in 2007. The increase is primarily due to higher facility charges of $2.6 million related to the Jack in the Box re-image program, a kitchen enhancement project and the impairment of two restaurants we continue to operate. Higher general and administrative expenses at Qdoba of $1.0 million in support of their continued growth also contributed to the increase. These SG&A increases were partially offset by a $2.5 million decrease related to effective management of field general and administrative expenses and lower salaries and related benefits resulting from the Company’s refranchising strategy. Other differences between quarters include offsetting fluctuations in compensation and benefit costs related to changes in the cash surrender value of our COLI policies and our non-qualified deferred compensation obligation supported by these policies as well as lower share-based compensation and pension expenses. As a percent of revenues SG&A improved to 10.0% of revenues in 2008 compared with 10.4% a year ago due primarily to the leverage from higher revenues.
     Gains on sale of company-operated restaurants were $16.8 million from the sale of 28 Jack in the Box restaurants in 2008 compared with $7.2 million from the sale of 15 Jack in the Box restaurants in 2007. The change in gains relates to the number of restaurants sold and the specific sales and cash flows of those restaurants.
Interest Expense
     Interest expense decreased to $9.1 million in 2008 from $9.8 million in 2007, which included a $1.9 million charge to write-off deferred financing fees in connection with the replacement of our credit facility. The increase in interest expense exclusive of the charge in the prior year relates to higher average bank borrowings compared with a year ago.
Interest Income
     Interest income decreased to $0.3 million in 2008 from $4.3 million in 2007 reflecting lower average cash balances and lower rates on invested cash.

Income Taxes
     The income tax provisions reflect an increase in the effective tax rate to 37.7% in 2008 from 35.6% in 2007 due primarily to the retroactive reinstatement of the Work Opportunity Tax Credit program recorded as a discrete item in the first quarter of fiscal 2007. We expect the annual tax rate for fiscal year 2008 to be 37.0% — 38.0%. The final annual tax rate cannot be determined until the end of the fiscal year; therefore, the actual rate could differ from our current estimates.
Net Earnings
     Net earnings were $36.5 million in the quarter, or $.60 per diluted share, in 2008 compared to $37.4 million, or $.52 per diluted share, in 2007.

LIQUIDITY AND CAPITAL RESOURCES
     General. Our primary sources of short-term and long-term liquidity are expected to be cash flows from operations, the revolving bank credit facility, the sale of company-operated restaurants to franchisees and the sale and leaseback of certain restaurant properties.
     Our cash requirements consist principally of:
•	working capital;

•	capital expenditures for new restaurant construction, restaurant renovations and upgrades of our management information systems;

•	income tax payments;

•	debt service requirements; and

•	obligations related to our benefit plans.
     Based upon current levels of operations and anticipated growth, we expect that cash flows from operations, combined with other financing alternatives in place or available, will be sufficient to meet our capital expenditure, working capital and debt service requirements.
     As is common in the restaurant industry, we maintain relatively low levels of accounts receivable and inventories, and our vendors grant trade credit for purchases such as food and supplies. We also continually invest in our business through the addition of new units and refurbishment of existing units, which are reflected as long-term assets and not as part of working capital. As a result, we typically maintain current liabilities in excess of current assets which result in a working capital deficit.
     Cash and cash equivalents decreased $0.3 million to $15.4 million at January 20, 2008 from $15.7 million at the beginning of the fiscal year. This decrease is primarily due to property and equipment expenditures and the use of cash to repurchase our common stock, which were offset in part by cash flows provided by operating activities and proceeds from the sale of restaurants to franchisees. We generally reinvest available cash flows from operations to develop new restaurants or enhance existing restaurants, to repurchase shares of our common stock and to reduce debt.
     Cash Flows. The following table summarizes our cash flows from operating, investing and financing activities for the quarterly periods ended January 20, 2008 and January 21, 2007 (in thousands):

	2008	2007

Total cash provided by (used in):
Operating activities	$43,265	$17,900
Investing activities	(33,222)	(25,470)
Financing activities	(10,348)	75,271

Increase (decrease) in cash and cash equivalents	$(305)	$67,701

     Operating Activities. In 2008, operating cash flows increased $25.4 million to $43.3 million compared with a year ago primarily as a result of the timing of payments made for income taxes.
     Investing Activities. Cash flows used in investing activities increased $7.8 million to $33.2 million in 2008 primarily due to higher capital expenditures offset in part by an increase in proceeds from the sale of company-operated restaurants to franchisees.

     Capital Expenditures. Our capital expenditure program includes, among other things, investments in new locations, restaurant remodeling, and information technology enhancements. We used cash of $58.0 million for purchases of property and equipment in 2008 compared with $39.6 million in 2007. The increase in capital expenditures primarily relates to a kitchen enhancement project and our on-going comprehensive re-image program.
     In fiscal year 2008, capital expenditures are expected to be approximately $175-$185 million, including investment costs related to the Jack in the Box restaurant re-image program and kitchen enhancements. We plan to open approximately 22-28 new Jack in the Box restaurants, and under our brand reinvention strategy, plan to re-image approximately 250 company-operated restaurants. Capital expenditures are estimated to decrease by approximately $10-$20 million per year until 2010 or 2011 when the Company completes the restaurant re-image program, at which time annual capital expenditures are expected to return to historical levels of approximately $125.0 million or less.
     Sale of Company-Operated Restaurants. We continued our strategy of selectively selling Jack in the Box company-operated restaurants to franchisees, selling 28 restaurants in 2008 compared with 15 a year ago. Proceeds from the sale of company-operated restaurants were $21.9 million and $9.7 million, respectively.
     Financing Activities. Cash provided by financing activities decreased $85.6 million compared with a year ago primarily attributable to proceeds received in 2007 related to our new credit facility, offset in part by a decrease in payments of term loan principal and debt costs, and share repurchases. Share repurchases, up to the limit authorized by the Board of Directors, are at the discretion of management and depend on market conditions, capital requirements and other factors.
     Proceeds from the issuance of common stock decreased in 2008 reflecting a decline in the exercise of employee stock options compared with 2007. As options granted are exercised, the Company will continue to receive proceeds and a tax deduction, but the amount and the timing of these cash flows cannot be reliably predicted as option holders’ decisions to exercise options will be largely driven by movements in the Company’s stock price.
     Credit Facility. Our credit facility is comprised of (i) a $150.0 million revolving credit facility maturing on December 15, 2011 and (ii) a term loan of $415.0 million maturing on December 15, 2012, both initially bearing interest at London Interbank Offered Rate (“LIBOR”) plus 1.375%.
     As part of the credit agreement, we may also request the issuance of up to $75.0 million in letters of credit, the outstanding amount of which reduces the net borrowing capacity under the agreement. The credit facility requires the payment of an annual commitment fee based on the unused portion of the credit facility. The credit facility’s interest rates and the annual commitment rate are based on a financial leverage ratio, as defined in the credit agreement. Our obligations under the credit facility are secured by first priority liens and security interests in the capital stock, partnership and membership interests owned by us and (or) our subsidiaries, and any proceeds thereof, subject to certain restrictions set forth in the credit agreement. Additionally, the credit agreement includes a negative pledge on all tangible and intangible assets (including all real and personal property) with customary exceptions.
     Interest Rate Swaps. To reduce our exposure to rising interest rates under our new credit facility, in March 2007, we entered into two interest rate swaps that effectively converted $200.0 million of our variable rate term loan borrowings to a fixed-rate basis for three years. These agreements have been designated as cash flow hedges under the terms of SFAS 133, Accounting for Derivative Instruments and Hedging Activities, with effectiveness assessed on changes in the present value of the term loan interest payments. There was no hedge ineffectiveness in 2008. Accordingly, changes in the fair value of the interest rate swap contracts were recorded, net of taxes, as a component of accumulated other comprehensive loss in the Company’s condensed consolidated balance sheet as of January 20, 2008.
     Debt Covenants. We are subject to a number of covenants under our various debt instruments, including limitations on additional borrowings, acquisitions, loans to franchisees, capital expenditures, lease commitments, stock repurchases and dividend payments, as well as requirements to maintain certain financial ratios, cash flows and net worth. As of January 20, 2008, we were in compliance with all debt covenants.

     Debt Outstanding. At January 20, 2008, we had $3.0 million outstanding under the revolving credit facility, $415.0 million outstanding under the term loan and letters of credit outstanding of $38.7 million. Total debt outstanding increased to $434.4 million at January 20, 2008 from $433.3 million at the beginning of the fiscal year due to net borrowings under the revolving credit facility offset in part by scheduled debt repayments.
     Repurchases of Common Stock. In November 2007, the Board of Directors authorized a program to repurchase up to $200.0 million in shares of our common stock over the next three years. Pursuant to this authorization, we have so far repurchased 0.8 million shares of our common stock in 2008 at an aggregate cost of $22.1 million.
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
DISCUSSION OF CRITICAL ACCOUNTING ESTIMATES
     We have identified the following as our most critical accounting estimates, which are those that are most important to the portrayal of the Company’s financial condition and results and require management’s most subjective and complex judgments. Information regarding our other significant accounting estimates and policies are disclosed in Note 1 of our most recent Annual Report on Form 10-K filed with the SEC.
     Share-based Compensation — We account for share-based compensation in accordance with SFAS 123R. Under the provisions of SFAS 123R, share-based compensation cost is estimated at the grant date based on the award’s fair-value as calculated by an option pricing model and is recognized as expense ratably over the requisite service period. The option pricing models require various highly judgmental assumptions including volatility, forfeiture rates, and expected option life. If any of the assumptions used in the model change significantly, share-based compensation expense may differ materially in the future from that recorded in the current or prior periods.
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
     Income Taxes — We estimate certain components of our provision for income taxes. These estimates include, among other items, depreciation and amortization expense allowable for tax purposes, allowable tax credits, effective rates for state and local income taxes and the tax deductibility of certain other items. We adjust our annual effective income tax rate as additional information on outcomes or events becomes available.
     Our estimates are based on the best available information at the time that we prepare the income tax provision. We generally file our annual income tax returns several months after our fiscal year-end. Income tax returns are subject to audit by federal, state and local governments, generally years after the returns are filed. These returns could be subject to material adjustments or differing interpretations of the tax laws.
     Effective October 1, 2007, we adopted FASB Interpretation 48, Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109 (“FIN 48”). FIN 48 requires that a position taken or expected to be taken in a tax return be recognized or derecognized in the financial statements when it is more likely than not (i.e., a likelihood of more than fifty percent) that the position would be sustained upon examination by tax authorities. A recognized tax position is then measured at the largest amount of benefit that is greater than fifty percent likely of being realized upon ultimate settlement.

NEW ACCOUNTING PRONOUNCEMENTS
     In September 2006, the FASB issued SFAS 157, Fair Value Measurements. SFAS 157 clarifies the definition of fair value, describes methods used to appropriately measure fair value, and expands fair value disclosure requirements. This statement applies under other accounting pronouncements that currently require or permit fair value measurements and is effective for fiscal years beginning after November 15, 2007, and interim periods within those years. However, the effective date of SFAS 157 as it relates to fair value measurement requirements for nonfinancial assets and liabilities that are not remeasured at fair value on a recurring basis is deferred to fiscal years beginning after December 15, 2008 and interim periods within those years. We are currently in the process of assessing the impact that SFAS 157 will have on our consolidated financial statements.
     In September 2006, the FASB issued SFAS 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans — an amendment of FASB Statements No. 87, 88, 106 and 132(R). In fiscal 2007, we adopted the recognition provisions of SFAS 158 which requires recognition of the overfunded or underfunded status of a defined benefit plan as an asset or liability. SFAS 158 also requires that companies measure their plan assets and benefit obligations at the end of their fiscal year. The measurement provision of SFAS 158 is effective for fiscal years ending after December 15, 2008. We will not be able to determine the impact of adopting the measurement provision of SFAS 158 until the end of the fiscal year when such valuation is completed.
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
Cautionary Statements Regarding Forward-Looking Statements
     This report contains forward-looking statements within the meaning of the federal securities law. These forward-looking statements are principally contained in the sections captioned, Notes to Consolidated Financial Statements and Management’s Discussion and Analysis of Financial Condition and Results of Operations. Forward-looking statements use such words as “anticipate,” “assume,” “believe,” “estimate,” “expect,” “forecast,” “goals,” “guidance,” “intend,” “plan,” “project,” “may,” “will,” “would,” and similar expressions. These statements are based on management’s current expectations and are subject to known and unknown risks and uncertainties, which may cause actual results to differ materially from expectations. You should not rely unduly on forward-looking statements. The following are some of the factors that could materially affect our results.
•	Any widespread negative publicity, whether or not based in fact, which affects consumer perceptions about the health, safety or quality of food and beverages served at our restaurants may adversely affect our results.

•	Costs may exceed projections, including costs for food ingredients, labor (including increases in minimum wage, workers compensation and other insurance and healthcare), fuel, utilities, real estate, insurance, equipment, technology, and construction of new and remodeled restaurants. Inflationary pressures affecting the cost of commodities, including speculation and increasing demand for soybeans, corn and other feed grains for use in producing agrofuels and other purposes, may adversely affect our food costs and our operating margins.

•	There can be no assurances that new interior and exterior designs will foster increases in sales at re-imaged restaurants and yield the desired return on investment.

•	There can be no assurances that our growth objectives in the regional markets in which we operate restaurants will be met or that the new facilities will be profitable. Anticipated and unanticipated delays in development, sales softness and restaurant closures may have a material adverse effect on our results of operations. The development and profitability of restaurants can be adversely affected by many factors, including the ability of the Company and its franchisees to select and secure suitable sites on satisfactory terms, costs of construction, the availability of financing and general business and economic conditions.

•	There can be no assurances that we will be able to effectively respond to aggressive competition from numerous and varied competitors (some with significantly greater financial resources) in all areas of business, including new concepts, facility design, competition for labor, new product introductions, promotions and discounting. Additionally, the trend toward convergence in grocery, deli, convenience store and other types of food services may increase the number of our competitors.

•	The realization of gains from the sale of company-operated restaurants to existing and new franchisees depends upon various factors, including sales trends, cost trends, the financing market and economic conditions. The number of franchises sold and the amount of gain realized from the sale of an on-going business may not be consistent from quarter-to-quarter and may not meet expectations.

•	The costs related to legal claims such as class actions involving employees, franchisees, shareholders or consumers, including costs related to potential settlement or judgments may adversely affect our results.

•	Changes in accounting standards, policies or practices or related interpretations by auditors or regulatory entities, including changes in tax accounting or tax laws may adversely affect our results.

•	The costs or exposures associated with maintaining the security of information and the use of cashless payments may exceed expectations. Such risks include increased investment in technology and costs of compliance with consumer protection and other laws.

•	Significant demographic changes, adverse weather, pressures on consumer spending, economic conditions such as inflation or recession or political conditions such as terrorist activity or the effects of war, or other significant events, particularly in California and Texas where nearly 60% of our restaurants are located; new legislation and governmental regulation; changes in accounting standards; the possibility of unforeseen events affecting the food service industry in general and other factors over which we have no control can each adversely affect our results of operation.

     This discussion of uncertainties is not exclusive. Additional risk factors associated with our business are described in Management’s Discussion and Analysis in this Form 10-Q and in our Annual Report on Form 10-K for fiscal year 2007 filed with the SEC. We do not intend to update these forward-looking statements.
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
     Our primary exposure to risks relating to financial instruments is changes in interest rates. Our credit facility, which is comprised of a revolving credit facility and a term loan, bears interest at an annual rate equal to the prime rate or LIBOR plus an applicable margin based on a financial leverage ratio. As of January 20, 2008, the applicable margin for the LIBOR-based revolving loans and term loan was set at 1.125%.
     We use interest rate swap agreements to reduce exposure to interest rate fluctuations. At January 20, 2008, we had two interest rate swap agreements having an aggregate notional amount of $200.0 million expiring April 1, 2010. These agreements effectively convert a portion of our variable rate bank debt to fixed-rate debt and have an average pay rate of 4.87%, yielding a fixed-rate of 6.00% including the term loan’s applicable margin of 1.125%.
     A hypothetical 100 basis point increase in short-term interest rates, based on the outstanding unhedged balance of our revolving credit facility and term loan at January 20, 2008 would result in an estimated increase of $2.2 million in annual interest expense.
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
     We are also exposed to the impact of commodity and utility price fluctuations related to unpredictable factors such as weather and various other market conditions outside our control. Our ability to recover increased costs through higher prices is limited by the competitive environment in which we operate. From time to time, we enter into futures and option contracts to manage these fluctuations. There were no open commodity futures and option contracts at January 20, 2008.
     At January 20, 2008, we had no other material financial instruments subject to significant market exposure.
ITEM 4. CONTROLS AND PROCEDURES
Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures
     We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in the reports that the Company files or submits under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized, and reported within the time periods specified in the rules of the Securities and Exchange Commission, and that such information is accumulated and communicated to the Company’s management, including its Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosures.
     Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we evaluated the effectiveness of our disclosure controls and procedures, as such term is defined under Securities and Exchange Act Rules 13a-15(e). Based on this evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective as of the end of the period covered by this quarterly report.

Changes in Internal Control Over Financial Reporting
     There have been no significant changes in the Company’s internal control over financial reporting that occurred during the period covered by this Quarterly Report on Form 10-Q that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
ITEM 1A. RISK FACTORS
     There have been no material changes to the risk factors previously disclosed in the Company’s Form 10-K for the year ended September 30, 2007. You should review the brief discussion of some of those risk factors appearing under the heading “Cautionary Statements Regarding Forward-Looking Statements” and throughout “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in this Form 10-Q.
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
     Dividends. We did not pay any cash or other dividends during the last two fiscal years with the exception of a stock split that was effected in the form of a stock dividend on October 15, 2007, with shareholders receiving an additional share of stock for each share held. We do not anticipate paying any other dividends in the foreseeable future. Our credit agreement provides for a remaining aggregate amount of $174.5 million for the potential repurchase of our common stock and $50.0 million for the potential payment of cash dividends.

     Stock Repurchases. On November 9, 2007, the Board of Directors authorized a $200.0 million program to repurchase shares of our common stock at prevailing market prices, in the open market or in private transactions, from time to time at management’s discretion, over the next three years. This program was announced November 16, 2007. The following table summarizes shares repurchased pursuant to this program during the quarter ended January 20, 2008:

			(c)	(d)
			Total number of	Maximum dollar
	(a)	(b)	shares purchased as	value that may yet
	Total number of	Average price paid	part of publicly	be purchased under
	shares purchased	per share	announced programs	the programs

October 1, 2007 — October 28, 2007	—	$—	—	$—
October 29, 2007 — November 25, 2007	—	—	—	200,000,000
November 26, 2007 — December 23, 2007	802,000	27.54	802,000	177,892,705
December 24, 2007 — January 20, 2008	—	—	—	177,892,705

Total	802,000	$27.54	802,000

ITEM 6. EXHIBITS

Number	Description

3.1	Restated Certificate of Incorporation, as amended, which is incorporated herein by reference from the registrant’s Annual Report on Form 10-K for the fiscal year ended October 3, 1999.

3.1.1	Certificate of Amendment of Restated Certificate of Incorporation, which is incorporated herein by reference from the registrant’s Current Report on Form 10-K dated September 21, 2007.

3.2	Amended and Restated Bylaws, which are incorporated herein by reference from the registrant’s Current Report on Form 8-K dated August 7, 2007.

10.1	Credit Agreement dated as of December 15, 2006 by and among Jack in the Box Inc. and the lenders named therein, which is incorporated herein by reference from the registrant’s Current Report on Form 8-K dated December 15, 2006.

10.2	Collateral Agreement dated as of December 15, 2006 by and among Jack in the Box Inc. and the lenders named therein, which is incorporated herein by reference from the registrant’s Current Report on Form 8-K dated December 15, 2006.

10.3	Guaranty Agreement dated as of December 15, 2006 by and among Jack in the Box Inc. and the lenders named therein, which is incorporated herein by reference from the registrant’s Current Report on Form 8-K dated December 15, 2006.

10.4*	Amended and Restated 1992 Employee Stock Incentive Plan, which is incorporated herein by reference from the registrant’s Registration Statement on Form S-8 (No. 333-26781) filed May 9, 1997.

10.5*	Jack in the Box Inc. 2002 Stock Incentive Plan, which is incorporated herein by reference from the registrant’s Definitive Proxy Statement dated January 18, 2002 for the Annual Meeting of Stockholders’ on February 22, 2002.

10.5.1*	Form of Restricted Stock Award for certain executives under the 2002 Stock Incentive Plan, which is incorporated herein by reference from the registrant’s Quarterly Report on Form 10-Q for the quarter ended January 19, 2003.

10.6*	Supplemental Executive Retirement Plan, which is incorporated herein by reference from registrant’s Annual Report on Form 10-K for the fiscal year ended September 30, 2001.

Number	Description

10.6.1*	First Amendment dated as of August 2, 2002 to the Supplemental Executive Retirement Plan, which is incorporated herein by reference from registrant’s Annual Report on Form 10-K for the fiscal year ended September 29, 2002.

10.6.2*	Second Amendment dated as of November 9, 2006 to the Supplemental Executive Retirement Plan, which is incorporated herein by reference from the registrant’s Annual Report on Form 10-K for the year ended October 1, 2006.

10.6.3*	Third Amendment dated as of February 15, 2007 to the Supplemental Executive Retirement Plan, which is incorporated herein by reference from the registrant’s Quarterly Report on Form 10-Q for the quarter ended April 15, 2007.

10.6.4*	Fourth and Fifth Amendments dated as of September 14, 2007 and November 8, 2007, respectively, to the Supplemental Executive Retirement Plan, which is incorporated herein by reference from the registrant’s Annual Report on Form 10-K for the year ended September 30, 2007.

10.7*	Amended and Restated Performance Bonus Plan effective October 2, 2000, which is incorporated herein by reference from the registrant’s Definitive Proxy Statement dated January 13, 2006 for the Annual Meeting of Stockholders on February 17, 2006.

10.7.1*	Bonus Program for Fiscal 2008 Under the Performance Bonus Plan, which is incorporated herein by reference from the registrant’s Current Report on Form 8-K dated September 19, 2007.

10.8*	Deferred Compensation Plan for Non-Management Directors, which is incorporated herein by reference from the registrant’s Definitive Proxy Statement dated January 17, 1995 for the Annual Meeting of Stockholders on February 17, 1995.

10.8.1*	Amended and Restated Deferred Compensation Plan for Non-Management Directors effective November 9, 2006, which is incorporated herein by reference from the registrant’s Annual Report on Form 10-K for the year ended October 1, 2006.

10.9*	Amended and Restated Non-Employee Director Stock Option Plan, which is incorporated herein by reference from the registrant’s Annual Report on Form 10-K for the fiscal year ended Oct. 3, 1999.

10.10*	Form of Compensation and Benefits Assurance Agreement for Executives.

10.11*	Form of Indemnification Agreement between Jack in the Box Inc. and certain officers and directors, which is incorporated herein by reference from the registrant’s Annual Report on Form 10-K for the fiscal year ended September 29, 2002.

10.13*	Executive Deferred Compensation Plan, which is incorporated herein by reference from the registrant’s Quarterly Report on Form 10-Q for the quarter ended January 19, 2003.

10.13.1*	First amendment dated September 14, 2007 to the Executive Deferred Compensation Plan, which is incorporated herein by reference from the registrant’s Annual Report on Form 10-K for the year ended September 30, 2007.

Number	Description

10.15*	Executive Retention Agreement between Jack in the Box Inc. and Gary J. Beisler, President and Chief Executive Officer of Qdoba Restaurant Corporation, which is incorporated herein by reference from the registrant’s Quarterly Report on Form 10-Q for the quarter ended April 13, 2003.

10.16*	Amended and Restated 2004 Stock Incentive Plan, which is incorporated herein by reference from the registrant’s Current Report on Form 8-K dated February 24, 2005.

10.16.1*	Form of Restricted Stock Award for certain executives under the 2004 Stock Incentive Plan, which is incorporated herein by reference from the registrant’s Quarterly Report on Form 10-Q for the quarter ended July 8, 2007.

10.16.(a)*	Form of Restricted Stock Award for officers and certain members of management under the 2004 Stock Incentive Plan, which is incorporated herein by reference from the registrant’s Quarterly Report on Form 10-Q for the quarter ended July 8, 2007.

10.16.2*	Form of Stock Option Awards under the 2004 Stock Incentive Plan, which is incorporated herein by reference from the registrant’s Quarterly Report on Form 10-Q for the quarter ended July 8, 2007.

10.16.3*	Jack in the Box Inc. Non-Employee Director Stock Option Award Agreement under the 2004 Stock Incentive Plan, which is incorporated herein by reference from the registrant’s Current Report on Form 8-K dated November 10, 2005.

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Management contract or compensatory plan.
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

Date: February 20, 2008