Form 10-Q
period 2008-04-13
JACK IN THE BOX INC /NEW/
filed 2008-05-14
CIK 807882

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended April 13, 2008
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

Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller Reporting Company ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐     No ☑
Number of shares of common stock, $.01 par value, outstanding as of the close of business
May 12, 2008 – 58,759,137.

JACK IN THE BOX INC. AND SUBSIDIARIES

PART I. FINANCIAL INFORMATION
     ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JACK IN THE BOX INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Dollars in thousands, except per share data)
(Unaudited)

	April 13,	September 30,
	2008	2007

ASSETS
Current assets:
Cash and cash equivalents	$16,400	$15,702
Accounts and other receivables, net	50,124	41,091
Inventories	46,805	46,933
Prepaid expenses	24,831	29,311
Deferred income taxes	47,063	47,063
Assets held for sale and leaseback	43,398	42,583
Other current assets	5,859	5,383

Total current assets	234,480	228,066

Property and equipment, at cost	1,608,266	1,586,577
Less accumulated depreciation and amortization	(658,035)	(634,409)

Property and equipment, net	950,231	952,168

Other assets, net	201,516	202,588

	$1,386,227	$1,382,822

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current maturities of long-term debt	$3,925	$5,787
Accounts payable	67,918	97,489
Accrued liabilities	234,018	223,540

Total current liabilities	305,861	326,816

Long-term debt, net of current maturities	425,970	427,516

Other long-term liabilities	172,156	168,722

Deferred income taxes	41,530	45,211

Stockholders’ equity:
Preferred stock $.01 par value, 15,000,000 authorized, none issued	—	—
Common stock $.01 par value, 175,000,000 authorized, 73,348,119 and 72,515,171 issued, respectively	733	725
Capital in excess of par value	149,506	132,081
Retained earnings	744,318	681,350
Accumulated other comprehensive loss, net	(29,388)	(25,140)
Treasury stock, at cost, 14,635,109 and 12,779,609 shares, respectively	(424,459)	(374,459)

Total stockholders’ equity	440,710	414,557

	$1,386,227	$1,382,822

See accompanying notes to condensed consolidated financial statements.

JACK IN THE BOX INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS
(In thousands, except per share data)
(Unaudited)

	Twelve Weeks Ended		Twenty-Eight Weeks Ended
	April 13,	April 15,	April 13,	April 15,
	2008	2007	2008	2007

Revenues:
Restaurant sales	$490,810	$500,445	$1,138,525	$1,151,853
Distribution and other sales	167,126	129,807	375,462	293,557
Franchised restaurant revenues	35,578	30,415	84,469	71,949

	693,514	660,667	1,598,456	1,517,359

Operating costs and expenses:
Restaurant costs of sales	161,971	155,509	374,734	358,066
Restaurant operating costs	247,790	253,446	572,302	582,653
Distribution and other costs of sales	166,660	128,359	374,063	291,154
Franchised restaurant costs	14,892	12,923	33,840	29,343
Selling, general and administrative expenses	65,760	69,552	156,359	158,904
Gains on sale of company-operated restaurants	(11,942)	(7,244)	(28,747)	(14,401)

	645,131	612,545	1,482,551	1,405,719

Earnings from operations	48,383	48,122	115,905	111,640

Interest expense	6,783	8,337	15,870	18,115
Interest income	(42)	(3,056)	(293)	(7,340)

Interest expense, net	6,741	5,281	15,577	10,775

Earnings before income tax expense	41,642	42,841	100,328	100,865

Income tax expense	15,213	15,632	37,360	36,302

Net earnings	$26,429	$27,209	$62,968	$64,563

Net earnings per share:
Basic	$.45	$.41	$1.06	$.94
Diluted	$.44	$.40	$1.04	$.92

Weighted-average shares outstanding:
Basic	58,833	66,121	59,229	68,498
Diluted	59,953	67,888	60,488	70,426
See accompanying notes to condensed consolidated financial statements.

JACK IN THE BOX INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in thousands)
(Unaudited)

	Twenty-Eight Weeks Ended
	April 13,	April 15,
	2008	2007

Cash flows from operating activities:
Net earnings	$62,968	$64,563
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	53,908	49,736
Deferred finance cost amortization	837	726
Provision for deferred income taxes	(1,182)	(8,353)
Share-based compensation expense for equity classified awards	5,385	6,270
Pension and postretirement expense	7,797	9,030
Losses (gains) on cash surrender value of company-owned life insurance	3,883	(4,793)
Gains on the sale of company-operated restaurants	(28,747)	(14,401)
Losses on the disposition of property and equipment, net	8,967	6,065
Loss on early retirement of debt	—	1,939
Impairment charges and other	1,461	383
Changes in assets and liabilities:
Increase in receivables	(9,032)	(12,067)
Decrease (increase) in inventories	128	(4,293)
Decrease (increase) in prepaid expenses and other current assets	5,491	(1,098)
Decrease in accounts payable	(13,986)	(2,026)
Pension and postretirement contributions	(9,201)	(7,329)
Increase (decrease) in other liabilities	17,563	(753)

Cash flows provided by operating activities	106,240	83,599

Cash flows from investing activities:
Purchases of property and equipment	(91,322)	(68,697)
Proceeds from the sale of company-operated restaurants	36,053	19,292
Proceeds from (purchase of) assets held for sale and leaseback, net	(1,362)	1,878
Purchase of investments, net	(4,138)	(4,275)
Other	1,166	97

Cash flows used in investing activities	(59,603)	(51,705)

Cash flows from financing activities:
Borrowings on revolving credit facility	248,000	—
Principal payments on revolving credit facility	(248,000)	—
Borrowings under term loan	—	475,000
Principal payments on debt	(3,408)	(331,373)
Payment of debt costs	—	(7,357)
Change in book overdraft	(4,382)	—
Repurchase of common stock	(50,000)	(363,303)
Excess tax benefits from share-based compensation arrangements	4,202	14,374
Proceeds from issuance of common stock	7,649	23,972

Cash flows used in financing activities	(45,939)	(188,687)

Net increase (decrease) in cash and cash equivalents	698	(156,793)
Cash and cash equivalents at beginning of period	15,702	233,906

Cash and cash equivalents at end of period	$16,400	$77,113

See accompanying notes to condensed consolidated financial statements.

JACK IN THE BOX INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Nature of operations — Founded in 1951, Jack in the Box Inc. (the “Company”) operates and franchises Jack in the Box® quick-service restaurants and Qdoba Mexican Grill® (“Qdoba”) fast-casual restaurants in 43 states. The following summarizes the number of restaurants:

	April 13,	Sept. 30,
	2008	2007

Jack in the Box:
Company-operated	1,393	1,436
Franchised	749	696

Total system	2,142	2,132

Qdoba:
Company-operated	97	90
Franchised	326	305

Total system	423	395

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
These financial statements should be read in conjunction with the consolidated financial statements and related notes contained in our Annual Report on Form 10-K for the fiscal year ended September 30, 2007. The accounting policies used in preparing these condensed consolidated financial statements are the same as those described in our Form 10-K, with the exception of new accounting pronouncements adopted in fiscal 2008.
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
Fiscal year — Our fiscal year is 52 or 53 weeks ending the Sunday closest to September 30. Fiscal years 2008 and 2007 include 52 weeks. Our first quarter includes 16 weeks and all other quarters include 12 weeks. All comparisons between 2008 and 2007 refer to the 12-week (“quarter”) and 28-week (“year-to-date”) periods ended April 13, 2008 and April 15, 2007, respectively, unless otherwise indicated.
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
Company-owned life insurance — We have purchased company-owned life insurance (“COLI”) policies to support our non-qualified benefit plans. The cash surrender values of these policies were $66.1 million and $66.8 million as of April 13, 2008 and September 30, 2007, respectively, and are included in other assets, net in the accompanying condensed consolidated balance sheets. These policies reside in an umbrella trust for use only to pay plan benefits to participants or to pay creditors if the Company becomes insolvent. As of April 13, 2008 and September 30, 2007, the trust also included cash of $1.5 million and $0.7 million, respectively.

JACK IN THE BOX INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
Franchise arrangements — Franchise arrangements generally provide for initial franchise fees, which are included in franchised restaurant revenues in the accompanying condensed consolidated statements of earnings. In addition to initial franchise fees, we also recognize gains on the sale of company-operated restaurants to franchisees. Gains on the sale of restaurant businesses to franchisees are recorded when the sales are consummated, cash proceeds are received or collection is reasonably assured, and we have no continuing involvement other than normal franchisor – franchisee contractual obligations. The following is a summary of these transactions (dollars in thousands):

	Twelve Weeks Ended		Twenty-Eight Weeks Ended
	April 13,	April 15,	April 13,	April 15,
	2008	2007	2008	2007

Number of restaurants sold to franchisees	23	15	51	30
Number of new restaurants opened by franchisees	7	17	32	48

Initial franchise fees received	$1,105	$1,275	$3,228	$2,775

Proceeds from the sale of company-operated restaurants	$14,118	$9,631	$36,053	$19,292
Net assets sold (primarily property and equipment)	(2,176)	(2,387)	(7,306)	(4,891)

Gains on the sale of company-operated restaurants	$11,942	$7,244	$28,747	$14,401

New accounting pronouncements adopted — We adopted the provisions of Financial Accounting Standards Board (“FASB”) Interpretation 48 (“FIN 48”), Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statement No. 109, on October 1, 2007. FIN 48 clarifies the accounting for income taxes by prescribing a minimum probability threshold that a tax position must meet before a financial statement benefit is recognized. The minimum threshold is defined in FIN 48 as a tax position that is more likely than not to be sustained upon examination by the applicable taxing authority, including resolution of any related appeals or litigation processes, based on the technical merits of the position. The adoption of this statement did not have a material impact on our condensed consolidated financial statements. Refer to Note 3, Income Taxes, for additional information regarding our adoption of FIN 48.
2. RESTAURANT CLOSING, IMPAIRMENT CHARGES AND OTHER
In 2008, we recorded impairment charges of $1.5 million primarily related to the write-down of the carrying value of two Jack in the Box restaurants which we continue to operate. We also recognized losses on the disposition of property and equipment of $9.0 million primarily related to our restaurant re-image program, which includes a major renovation of our restaurant facilities, a kitchen enhancement project and normal ongoing capital maintenance activities.
In 2007, losses on the disposition of property and equipment of $6.1 million were recognized primarily relating to our re-image program and capital maintenance activity.
These impairment charges and disposition losses are included in selling, general and administrative expenses in the accompanying condensed consolidated statements of earnings.
Total accrued restaurant closing costs, included in accrued expenses and other long-term liabilities, changed as follows during 2008 and 2007 (in thousands):

	Twelve Weeks Ended		Twenty-Eight Weeks Ended
	April 13,	April 15,	April 13,	April 15,
	2008	2007	2008	2007

Balance at beginning of period	$5,415	$4,888	$5,451	$5,004
Additions and adjustments	113	132	399	254
Cash payments	(385)	(238)	(707)	(476)

Balance at end of period	$5,143	$4,782	$5,143	$4,782

Additions and adjustments primarily relate to revisions to certain sublease assumptions and the closure of two Jack in the Box restaurants in 2008.

JACK IN THE BOX INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
3. INCOME TAXES
The income tax provisions reflect effective tax rates of 37.2% in 2008 and 36.0% in 2007. We expect the annual tax rate for fiscal year 2008 to be 37.0%-38.0%. The final annual tax rate cannot be determined until the end of the fiscal year; therefore, the actual rate could differ from our current estimates.
As of the date of our adoption of FIN 48, our gross unrecognized tax benefits for income taxes associated with uncertain tax positions totaled $11.0 million. Of this total, $10.4 million represented the amount of unrecognized tax benefits that, if recognized, would favorably affect the effective income tax rate in future periods. Also as of the adoption date, we had accrued interest related to the unrecognized tax benefits of $1.2 million (exclusive of tax benefits). As of the date of adoption, we recognize interest and, when applicable, penalties related to uncertain tax positions in income tax expense. Prior to the adoption of FIN 48, interest expense related to tax uncertainties was accrued as a component of pre-tax income.
As of April 13, 2008, the gross unrecognized tax benefits for income taxes associated with uncertain tax positions decreased to $7.0 million of which $6.3 million represented the amount of unrecognized tax benefits that, if recongnized, would favorably affect the effective income tax rate in future periods. Also as of April 13, 2008, we had accrued interest related to the unrecognized tax benefits of $0.4 million. The majority of these changes from the previous quarter are due to a re-classification between long-term taxes payable and current income taxes payable based upon the Notice of Deficiency received from the Internal Revenue Service (“IRS”) for tax years 2004-2005. The Company considers these two years to be effectively settled within the meaning of FIN 48 and has re-classified the portion of its FIN 48 liability from these years related to the assessment, to current income taxes payable as the amount will be paid within the next twelve months. With respect to tax years 2002-2003, the IRS is still in the final stages of completion and the Company does not yet consider these years to be effectively settled.
It is reasonably possible that material changes to the gross unrecognized tax benefits will be required within the next twelve months. In addition to the anticipated completion of the IRS audit for 2002-2003, these changes relate to the possible settlement of an IRS audit of the Company’s 2006 tax year that is currently in progress and the California Franchise Tax Board’s continuing audit of requested claims for refund, all of which are expected to be completed within the next twelve months. In addition, the statute of limitations in various state taxing jurisdictions will expire within the next twelve months. Though the Company expects these items may result in a net reduction of its unrecognized tax benefits, an estimate of the expected change cannot be made at this time.
The federal statute of limitations for all tax years beginning with 2001 remains open at this time. Generally, the statutes of limitations for the state jurisdictions where there would be a material impact have not expired for tax years 1998 and forward. In the state of California, the statute of limitations is limited to certain items for tax years 1998-2001, and remains fully open for tax years 2002 and forward.
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

JACK IN THE BOX INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
Net periodic benefit cost — The components of net periodic benefit cost were as follows (in thousands):

	Twelve Weeks Ended		Twenty-Eight Weeks Ended
	April 13,	April 15,	April 13,	April 15,
	2008	2007	2008	2007

Defined benefit pension plans:
Service cost	$2,592	$2,200	$6,047	$6,181
Interest cost	3,944	3,276	9,203	9,049
Expected return on plan assets	(3,925)	(2,998)	(9,160)	(8,544)
Amortization of actuarial loss	346	465	810	1,326
Amortization of unrecognized prior service cost	209	304	487	723

Net periodic benefit cost	$3,166	$3,247	$7,387	$8,735

Postretirement health plans:
Service cost	$51	$49	$120	$115
Interest cost	271	250	633	582
Amortization of actuarial gain	(189)	(216)	(442)	(501)
Amortization of unrecognized prior service cost	43	43	99	99

Net periodic benefit cost	$176	$126	$410	$295

Cash flows — Our policy is to fund our plans at or above the minimum required by law. Details regarding 2008 contributions are as follows (in thousands):

	Defined benefit	Postretirement
	pension plans	health plans (1)

Net contributions during the twenty-eight weeks ended April 13, 2008	$8,912	$289
Remaining estimated net contributions during fiscal 2008	$14,400	$500

(1)	Net of Medicare Part D Subsidy.
5. SHARE-BASED EMPLOYEE COMPENSATION
Compensation expense — We offer share-based compensation plans to attract, retain, and motivate key officers, non-employee directors, and employees to work toward the financial success of the Company. The components of share-based compensation expense recognized in each period are as follows (in thousands):

	Twelve Weeks Ended		Twenty-Eight Weeks Ended
	April 13,	April 15,	April 13,	April 15,
	2008	2007	2008	2007

Stock options	$1,441	$1,096	$3,475	$4,338
Performance-vested stock awards	578	530	1,342	1,251
Nonvested stock awards	187	198	429	461
Deferred compensation for directors — equity classified	59	80	139	220
Deferred compensation for directors — liability classified	—	—	—	324

Total share-based compensation expense	$2,265	$1,904	$5,385	$6,594

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
Repurchases of common stock — In November 2007, the Board approved a program to repurchase up to $200.0 million in shares of our common stock over three years expiring November 9, 2010. We repurchased 1.9 million shares at an aggregate cost of $50.0 million during the first two quarters of fiscal 2008. As of April 13, 2008, the total remaining amount authorized for repurchase was $150.0 million.

JACK IN THE BOX INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
Comprehensive income — Our total comprehensive income, net of taxes, was as follows (in thousands):

	Twelve Weeks Ended		Twenty-Eight Weeks Ended
	April 13,	April 15,	April 13,	April 15,
	2008	2007	2008	2007

Net earnings	$26,429	$27,209	$62,968	$64,563
Net unrealized gains (losses) related to cash flow hedges	(1,367)	743	(7,701)	135
Tax effect	508	(286)	2,943	(41)

	(859)	457	(4,758)	94

Net realized gains reclassified into net earnings on liquidation of interest rate swaps	—	—	—	(371)
Tax effect	—	—	—	137

	—	—	—	(234)

Effect of amortization of unrecognized net actuarial losses and prior service cost	409	—	954	—
Tax effect	(234)	—	(444)	—

	175	—	510	—

Total comprehensive income	$25,745	$27,666	$58,720	$64,423

The components of accumulated other comprehensive loss, net of taxes, were as follows at the end of each period (in thousands):

	April 13,	Sept. 30,
	2008	2007

Unrecognized periodic benefit costs, net of taxes of ($14,704) and ($15,148), respectively	$(23,739)	$(24,249)
Net unrealized losses related to cash flow hedges, net of taxes of ($3,499) and ($556), respectively	(5,649)	(891)

Accumulated other comprehensive loss	$(29,388)	$(25,140)

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
The following table reconciles basic weighted-average shares outstanding to diluted weighted-average shares outstanding (in thousands):

	Twelve Weeks Ended		Twenty-Eight Weeks Ended
	April 13,	April 15,	April 13,	April 15,
	2008	2007	2008	2007

Weighted-average shares outstanding — basic	58,833	66,121	59,229	68,498
Assumed additional shares issued upon exercise of stock options, net of shares reacquired at the average market price	888	1,511	1,020	1,675
Assumed vesting of nonvested stock, net of shares reacquired at the average market price	213	256	220	253
Performance-vested stock awards issuable	19	—	19	—

Weighted-average shares outstanding — diluted	59,953	67,888	60,488	70,426

Stock options excluded (1)	1,397	518	1,303	602
Performance-vested awards excluded (2)	348	422	348	422

(1)	Excluded from diluted weighted-average shares outstanding because their exercise prices, unamortized compensation and tax benefits exceeded the average market price of common stock for the period.

(2)	Excluded from diluted weighted-average shares outstanding because the number of shares issued is contingent on achievement of performance goals at the end of a three-year performance period.

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
9. SEGMENT REPORTING
In the first quarter of fiscal 2008, reflecting our vision of being a national restaurant company and the information currently being used in managing the Company as a two-branded restaurant operations business, we revised the composition of our segments to include results related to system restaurant operations for our Jack in the Box and Qdoba brands. This segment reporting structure reflects the Company’s current management structure, internal reporting method, and financial information used in deciding how to allocate Company resources. Based upon certain quantitative thresholds, both operating segments are considered reportable segments.
We measure and evaluate our segments based on segment earnings from operations. Summarized financial information concerning our reportable segments follows (in thousands). All amounts for the fiscal year ended September 30, 2007 have been revised to conform to the new segment reporting as previously described.

	Twelve Weeks Ended		Twenty-Eight Weeks Ended
	April 13,	April 15,	April 13,	April 15,
	2008	2007	2008	2007

Revenues by Segment:
Jack in the Box restaurant operations	$500,633	$510,898	$1,163,854	$1,178,529
Qdoba restaurant operations	25,755	19,962	59,140	45,273
Other	167,126	129,807	375,462	293,557

Consolidated revenues	$693,514	$660,667	$1,598,456	$1,517,359

Earnings from Operations by Segment:
Jack in the Box restaurant operations	$46,845	$45,122	$110,797	$105,961
Qdoba restaurant operations	1,515	1,998	4,434	4,228
Other	23	1,002	674	1,451

Consolidated earnings from operations	$48,383	$48,122	$115,905	$111,640

“Other” includes distribution and Quick Stuff operating results. Interest income and expense and income taxes are not reported for our segments, in accordance with our method of internal reporting.
10. SUPPLEMENTAL CONSOLIDATED CASH FLOW INFORMATION
Additional information related to cash flows is as follows (in thousands):

	Twenty-Eight Weeks Ended
	April 13,	April 15,
	2008	2007

Cash paid during the year for:
Interest, net of amounts capitalized	$15,966	$14,718
Income tax payments	31,942	60,755
Capital lease obligations incurred	—	464
11. FUTURE APPLICATION OF ACCOUNTING PRINCIPLES
In September 2006, the FASB issued Statement of Financial Accounting Standards (“SFAS”) 157, Fair Value Measurements. SFAS 157 clarifies the definition of fair value, describes methods used to appropriately measure fair value, and expands fair value disclosure requirements. This statement applies under other accounting pronouncements that currently require or permit fair value measurements and is effective for fiscal years beginning after November 15, 2007, and interim periods within those years. However, the effective date of SFAS 157 as it relates to fair value measurement requirements for nonfinancial assets and liabilities that are not remeasured at fair value on a recurring basis is deferred to fiscal years beginning after December 15, 2008 and interim periods within those years. We are currently in the process of assessing the impact that SFAS 157 will have on our consolidated financial statements.

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
In March 2008, the FASB issued SFAS 161, Disclosures about Derivative Instruments and Hedging Activities, which amends SFAS 133 and expands disclosures to include information about the fair value of derivatives, related credit risks and a company’s strategies and objectives for using derivatives. SFAS 161 is effective for fiscal periods beginning on or after November 15, 2008. We are currently in the process of assessing the impact that SFAS 161 will have on the disclosures in our consolidated financial statements.
Other accounting standards that have been issued or proposed by the FASB or other standards-setting bodies that do not require adoption until a future date are not expected to have a material impact on our consolidated financial statements upon adoption.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
GENERAL
     All comparisons between 2008 and 2007 refer to the 12-week (“quarter”) and 28-week (“year-to-date”) periods ended April 13, 2008 and April 15, 2007, respectively, unless otherwise indicated.
     For an understanding of the significant factors that influenced our performance during the two quarterly periods ended April 13, 2008 and April 15, 2007, we believe our Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) should be read in conjunction with the Condensed Consolidated Financial Statements and related Notes included in this Quarterly Report as indexed on page two.
     Our MD&A consists of the following sections:
•	Overview — a general description of our business, the quick-service dining segment of the restaurant industry and fiscal 2008 highlights.

•	Financial reporting changes — a summary of significant financial statement reclassifications, adjustments and new accounting pronouncements adopted.

•	Results of operations — an analysis of our consolidated statements of earnings for the periods presented in our condensed consolidated financial statements.

•	Liquidity and capital resources — an analysis of cash flows including capital expenditures, aggregate contractual obligations, share repurchase activity, known trends that may impact liquidity, and the impact of inflation.

•	Discussion of critical accounting estimates — a discussion of accounting policies that require critical judgments and estimates.

•	New accounting pronouncements — a discussion of new accounting pronouncements, dates of implementation and impact on our consolidated financial position or results of operations, if any.

•	Cautionary statements regarding forward-looking statements — a discussion of the forward-looking statements used by management.
OVERVIEW
     As of April 13, 2008, Jack in the Box Inc. (the “Company”) operated and franchised 2,142 Jack in the Box quick-service restaurants and 423 Qdoba Mexican Grill (“Qdoba”) fast-casual restaurants, primarily in the western and southern United States.
     Our primary source of revenue is from retail sales at company-operated restaurants. We also derive revenue from sales of food and packaging to Jack in the Box and Qdoba franchised restaurants, retail sales from fuel and convenience stores (“Quick Stuff”), and revenue from franchisees including royalties, based upon a percent of sales, franchise fees and rents. In addition, we recognize gains from the sale of company-operated restaurants to franchisees, which are presented as a reduction of operating costs and expenses in the accompanying condensed consolidated statements of earnings.
     The quick-service restaurant industry is complex and challenging. Challenges presently facing the sector include higher levels of consumer expectations, intense competition with respect to market share, restaurant locations, labor, menu and product development, trends for healthier eating, and changes in the economy, including costs of commodities and changes in consumer spending which have been impacted by, among other factors, an unstable housing market, higher fuel prices and higher unemployment rates in certain markets.
     To address these challenges and others, management has a strategic plan focused on four key initiatives. The first initiative is a growth strategy that includes opening new restaurants and increasing same-store sales. The second initiative is a holistic reinvention of the Jack in the Box brand through menu innovation, upgrading guest service and re-imaging Jack in the Box restaurant facilities to reflect the personality of Jack – the chain’s fictional founder and popular spokesman. The third strategic initiative is to expand franchising – through new restaurant development and the sales of company-operated restaurants to franchisees – to generate higher returns and higher margins, while mitigating business-cost and investment risks. The fourth initiative is to improve our business model to improve restaurant profitability, margins and returns, reduce operating costs and increase the long-term value of our business.
     The following summarizes the most significant events occurring in fiscal 2008:
•	Restaurant Sales. Jack in the Box company-operated restaurants open more than one year (“same-store”) sales increased 0.8% year-to-date, on top of an increase of 5.9% a year ago. System same-store sales at Qdoba restaurants increased 3.5% year-to-date, on top of an increase of 3.8% a year ago.

•	New Market Expansion. We expanded into a new contiguous company market in Denver, Colorado, opening two Jack in the Box restaurants and we opened our third restaurant in Corpus Christi, a new market we entered at the end of last fiscal year. Franchisees are also expanding into new contiguous markets in Texas. In 2008, franchisees opened one Jack in the Box restaurant in Midland/Odessa and remain on track to open additional Jack in the Box restaurants in Abilene and San Angelo.

•	Re-Image Program. We continued to re-image our Jack in the Box restaurants with a comprehensive program that includes a complete redesign of the dining room and common areas. In 2008, the Company and franchisees re-imaged 133 restaurants bringing the total number of re-imaged restaurants to nearly 500 since the current program was adopted in 2006. The entire Jack in the Box system, including franchised locations, is expected to be re-imaged over the next 3-4 years.

•	Franchising Program. We continued to execute our strategic initiative to expand franchising through new restaurant development and sales of company-operated restaurants to franchisees. In 2008, we refranchised 51 Jack in the Box restaurants, and Qdoba and Jack in the Box franchisees opened 32 new restaurants. At April 13, 2008, approximately 35% of our Jack in the Box restaurants were franchised. Our long-term goal is to grow the percentage of franchise ownership of the Jack in the Box system by approximately 5% annually and move toward an ultimate goal of 70%-80%, which is more closely aligned with that of the QSR industry.

•	Treasury Highlights. Pursuant to a stock repurchase program authorized by our Board of Directors, we repurchased 1.9 million shares of our common stock for an aggregate of $50.0 million.
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

	Twelve Weeks Ended		Twenty-Eight Weeks Ended
	April 13,	April 15,	April 13,	April 15,
	2008	2007	2008	2007

Revenues:
Restaurant sales	70.8%	75.7%	71.2%	75.9%
Distribution and other sales	24.1	19.7	23.5	19.4
Franchised restaurant revenues	5.1	4.6	5.3	4.7

Total revenues	100.0%	100.0%	100.0%	100.0%

Operating costs and expenses:
Restaurant costs of sales (1)	33.0%	31.1%	32.9%	31.1%
Restaurant operating costs (1)	50.5	50.6	50.3	50.6
Distribution and other costs of sales (1)	99.7	98.9	99.6	99.2
Franchised restaurant costs (1)	41.9	42.5	40.1	40.8
Selling, general and administrative expenses	9.5	10.5	9.8	10.5
Gains on sale of company-operated restaurants	(1.7)	(1.1)	(1.8)	(0.9)
Earnings from operations	7.0	7.3	7.3	7.4

(1)	As a percentage of the related sales and/or revenues.
     The following table summarizes the number of systemwide restaurants:
SYSTEMWIDE RESTAURANT UNITS

	April 13,	Sept. 30,	April 15,
	2008	2007	2007

Jack in the Box:
Company-operated	1,393	1,436	1,456
Franchised	749	696	642

Total system	2,142	2,132	2,098

Qdoba:
Company-operated	97	90	73
Franchised	326	305	280

Total system	423	395	353

Consolidated:
Company-operated	1,490	1,526	1,529
Franchised	1,075	1,001	922

Total system	2,565	2,527	2,451

     Since April 15, 2007, we opened 41 company-operated Jack in the Box restaurants (along with four new Quick Stuff convenience stores) and 15 company-operated Qdoba restaurants. Franchisees opened 13 Jack in the Box and 64 Qdoba restaurants since a year ago.
Revenues
     Restaurant sales decreased $9.6 million, or 1.9%, in the quarter and $13.3 million, or 1.2%, year-to-date primarily due to a decrease in the number of Jack in the Box company-operated restaurants reflecting the sale of company-operated restaurants to franchisees. This decrease was partially offset by increases in per store average (“PSA”) sales at Jack in the Box and Qdoba company-operated restaurants, as well as an increase in the number of Qdoba company-operated restaurants. Same-store sales at Jack in the Box company-operated restaurants decreased 0.1% in the quarter and increased 0.8% year-to-date compared with a year ago, reflecting price increases of approximately 2.5% year-to-date. Our restaurants in Texas, the Southeast and other key markets continue to perform well, but we have seen a slowdown in certain western markets, such as some of those in California, due to the downturn in the housing market, higher fuel prices and unemployment.
     Distribution and other sales, representing distribution sales to Jack in the Box and Qdoba franchisees, as well as Quick Stuff fuel and convenience store sales, grew to $167.1 million and $375.5 million, respectively in 2008 from $129.8 million and $293.6 million in 2007. Sales from our Quick Stuff locations increased $24.6 million and $51.0 million, respectively, compared with a year ago due to increases in PSA fuel sales and the number of locations to 61 at the end of the quarter from 57 a year ago. The increase in PSA fuel sales reflects higher retail prices offset in part by a decrease in year-to-date gallons sold. Distribution sales to Jack in the Box and Qdoba franchisees increased $12.7 million and $30.9 million, respectively, in 2008 compared with the same periods in 2007 reflecting an increase in the number of franchised restaurants serviced by our distribution centers.
     Franchised restaurant revenues, which includes rents, royalties and fees from restaurants operated by franchisees, increased $5.2 million and $12.5 million, respectively, in 2008 to $35.6 million and $84.5 million, primarily due to an increase in the number of franchised restaurants. The number of franchised restaurants increased to 1,075 at the end of the quarter from 922 a year ago, reflecting the franchising of Jack in the Box company-operated restaurants and new restaurant development by Qdoba and Jack in the Box franchisees.
Operating Costs and Expenses
     Restaurant costs of sales, which include food and packaging costs, increased to $162.0 million and $374.7 million, respectively, in 2008 from $155.5 million and $358.1 million in 2007. Restaurant costs of sales increased to 33.0% and 32.9% of sales, respectively, in 2008 compared with 31.1% in both periods of 2007 as higher commodity costs, primarily cheese, shortening, dairy and eggs, as well as product mix changes were partially offset by selling price increases and lower packaging costs.
     Restaurant operating costs decreased to $247.8 million and $572.3 million, respectively, in 2008 from $253.4 million and $582.7 million in 2007. Restaurant operating costs improved to 50.5% and 50.3% of sales, respectively, in 2008 compared with 50.6% in both periods of 2007 due primarily to a 40-basis-points decline in labor costs in both periods, as effective labor management more than offset increased minimum wages in several states in which we operate. In both periods, the benefit provided by declining labor costs was partially offset by higher depreciation expense related to increased capital spending associated with the Company’s on-going comprehensive re-image program and kitchen enhancement project, and higher costs for utilities.
     Costs of distribution and other sales increased to $166.7 million and $374.1 million, respectively, in 2008 from $128.4 million and $291.2 million in 2007, primarily reflecting an increase in the related sales. As a percentage of the related sales, these costs increased to 99.7% and 99.6% in 2008 from 98.9% and 99.2% in 2007, due primarily to higher retail prices per gallon of fuel.
     Franchised restaurant costs, principally rents and depreciation on properties leased to Jack in the Box franchisees, increased to $14.9 million and $33.8 million, respectively in 2008 from $12.9 million and $29.3 million in 2007, due primarily to an increase in the number of franchised restaurants. As a percentage of franchised restaurant revenues, franchised restaurant costs decreased to 41.9% and 40.1%, respectively, in 2008 from 42.5% and 40.8% in 2007 due primarily to the leverage provided by higher franchise revenues.
     Selling, general and administrative expenses (“SG&A”) decreased $3.8 million and $2.5 million, respectively, in 2008 to $65.8 million and $156.4 million. The decrease is primarily due to effective management of field general and administrative expenses as well as lower salaries and related benefits associated with the Company’s refranchising strategy reducing expenses by $1.7 million and $4.5 million, respectively, in 2008 compared with a year ago. Additionally, compensation and benefit costs, including pension expense, share-based and incentive compensation and offsetting changes in the cash surrender value of our COLI policies and our non-qualified deferred compensation obligation supported by these policies, decreased $1.5 million and $0.5 million, respectively, in 2008 compared to a year ago. A $1.2 million charge recorded in the second quarter of fiscal 2007 related to a legal matter also contributed to the decrease in 2008. These SG&A decreases were partially offset by higher general and administrative expenses at Qdoba of $0.9 million and $1.9 million, respectively, in support of their continued growth and a $1.6 million year-to-date increase in facility charges primarily related to the Jack in the Box re-image program, a Jack in the Box kitchen enhancement project and the impairment of two restaurants we continue to operate. As a percent of revenues, SG&A improved to 9.5% and 9.8% of revenues in 2008 compared with 10.5% in both periods a year ago due primarily to the leverage from higher revenues and lower costs in the quarter.
     Gains on sale of company-operated restaurants to franchisees were $11.9 million and $28.7 million, respectively, from the sale of 23 and 51 Jack in the Box restaurants, in 2008 compared with $7.2 million and $14.4 million, from the sale of 15 and 30 Jack in the Box restaurants, in 2007. The change in gains relates to the number of restaurants sold and the specific sales and cash flows of those restaurants.

Interest Expense
     Interest expense decreased $1.5 million and $2.2 million, respectively, in 2008 to $6.8 million and $15.9 million from $8.3 million and $18.1 million in 2007, which included a $1.9 million charge in the first quarter to write-off deferred financing fees in connection with the replacement of our credit facility. The decrease in interest expense exclusive of the charge in the prior year relates to lower average interest rates, and in the quarter lower average bank borrowings, compared with a year ago.
Interest Income
     Interest income decreased $3.0 million and $7.0 million, respectively, in 2008 to $0.04 million and $0.3 million from $3.1 million and $7.3 million in 2007 primarily reflecting lower average cash balances.
Income Taxes
     The income tax provisions reflect effective tax rates of 37.2% in 2008 and 36.0% in 2007. We expect the annual tax rate for fiscal year 2008 to be 37.0%-38.0%. The final annual tax rate cannot be determined until the end of the fiscal year; therefore, the actual rate could differ from our current estimates.
Net Earnings
     Net earnings in the quarter were $26.4 million, or $.44 per diluted share, in 2008 compared to $27.2 million, or $.40 per diluted share, in 2007. Year-to-date net earnings were $63.0 million, or $1.04 per diluted share, in 2008 compared to $64.6 million, or $.92 per diluted share, in 2007.
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
     Cash and cash equivalents increased $0.7 million to $16.4 million at April 13, 2008 from $15.7 million at the beginning of the fiscal year. This increase is primarily due to cash flows provided by operating activities and proceeds from the sale of restaurants to franchisees, which were offset in part by property and equipment expenditures and the use of cash to repurchase our common stock. We generally reinvest available cash flows from operations to develop new restaurants or enhance existing restaurants, to repurchase shares of our common stock and to reduce debt.

     Cash Flows. The following table summarizes our cash flows from operating, investing and financing activities for the 28-weeks ended April 13, 2008 and April 15, 2007 (in thousands):

	2008	2007

Total cash provided by (used in):
Operating activities	$106,240	$83,599
Investing activities	(59,603)	(51,705)
Financing activities	(45,939)	(188,687)

Increase (decrease) in cash and cash equivalents	$698	$(156,793)

     Operating Activities. In 2008, operating cash flows increased $22.6 million compared with a year ago primarily as a result of the timing of payments made for income taxes.
     Investing Activities. Cash flows used in investing activities increased $7.9 million in 2008 compared with a year ago primarily due to higher capital expenditures offset in part by an increase in proceeds from the sale of company-operated restaurants to franchisees.
     Capital Expenditures. Our capital expenditure program includes, among other things, investments in new locations, restaurant remodeling, and information technology enhancements. We used cash of $91.3 million for purchases of property and equipment in 2008 compared with $68.7 million in 2007. The increase in capital expenditures primarily relates to a kitchen enhancement project and our on-going comprehensive re-image program.
     In fiscal year 2008, capital expenditures are expected to be approximately $175-$185 million, including investment costs related to the Jack in the Box restaurant re-image program and kitchen enhancements. We plan to open approximately 22-28 new company-operated Jack in the Box restaurants, and under our brand reinvention strategy, plan to re-image approximately 250 company-operated restaurants.
     Sale of Company-Operated Restaurants. We continued our strategy of selectively selling Jack in the Box company-operated restaurants to franchisees. In 2008, we generated proceeds of $36.1 million from the sale of 51 restaurants compared with $19.3 million in 2007 from the sale of 30 restaurants. In fiscal year 2008, we expect cash flows of $65-$75 million from the sale of approximately 100 company-operated restaurants to franchisees.
     Financing Activities. Cash used in financing activities decreased $142.7 million compared with a year ago primarily attributable to proceeds received in 2007 related to our new credit facility, offset in part by a decrease in debt related payments, share repurchases and proceeds from the issuance of common stock. Share repurchases, up to the limit authorized by the Board of Directors, are at the discretion of management and depend on market conditions, capital requirements and other factors.
     Credit Facility. Our credit facility is comprised of (i) a $150.0 million revolving credit facility maturing on December 15, 2011 and (ii) a term loan of $415.0 million maturing on December 15, 2012, both bearing interest at London Interbank Offered Rate (“LIBOR”) plus 1.125%.
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
     Interest Rate Swaps. To reduce our exposure to rising interest rates under our new credit facility, in March 2007, we entered into two interest rate swaps that effectively converted $200.0 million of our variable rate term loan borrowings to a fixed-rate basis for three years. These agreements have been designated as cash flow hedges under the terms of SFAS 133, Accounting for Derivative Instruments and Hedging Activities, with effectiveness assessed on changes in the present value of the term loan interest payments. There was no hedge ineffectiveness in 2008. Accordingly, changes in the fair value of the interest rate swap contracts were recorded, net of taxes, as a component of accumulated other comprehensive loss in the Company’s condensed consolidated balance sheet as of April 13, 2008.
     Debt Covenants. We are subject to a number of covenants under our various debt instruments, including limitations on additional borrowings, acquisitions, loans to franchisees, capital expenditures, lease commitments, stock repurchases and dividend payments, as well as requirements to maintain certain financial ratios, cash flows and net worth. As of April 13, 2008, we were in compliance with all debt covenants.
     Debt Outstanding. At April 13, 2008, we had $415.0 million outstanding under the term loan and letters of credit outstanding of $40.3 million. Total debt outstanding decreased to $429.9 million at April 13, 2008 from $433.3 million at the beginning of the fiscal year due to scheduled debt repayments.
     Repurchases of Common Stock. In November 2007, the Board approved a program to repurchase up to $200.0 million in shares of our common stock over three years expiring November 9, 2010. We repurchased 1.9 million shares at an aggregate cost of $50.0 million during the first two quarters of fiscal 2008. As of April 13, 2008, the total remaining amount authorized for repurchase was $150.0 million.
     Share-based Compensation. Proceeds from the issuance of common stock decreased $16.3 million in 2008 reflecting a decline in the exercise of employee stock options compared with 2007, which also resulted in a corresponding decrease in tax benefits from share based compensation. As options granted are exercised, the Company will continue to receive proceeds and a tax deduction, but the amount and the timing of these cash flows cannot be reliably predicted as option holders’ decisions to exercise options will be largely driven by movements in the Company’s stock price.
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
     Allowances for Doubtful Accounts — Our trade receivables consist primarily of amounts due from franchisees for rents on subleased sites, royalties and distribution sales. We continually monitor amounts due and maintain an allowance for doubtful accounts for estimated losses. This estimate is based on our assessment of the collectibility of specific accounts, as well as a general allowance based on historical trends, the financial condition of our franchisees, consideration of the general economy and the aging of such receivables. We have good relationships with our franchisees and high collection rates; however, if the future financial condition of our franchisees were to deteriorate, resulting in their inability to make specific required payments, we may be required to increase the allowance for doubtful accounts.
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
     In March 2008, the FASB issued SFAS 161, Disclosures about Derivative Instruments and Hedging Activities, which amends SFAS 133 and expands disclosures to include information about the fair value of derivatives, related credit risks and a company’s strategies and objectives for using derivatives. SFAS 161 is effective for fiscal periods beginning on or after November 15, 2008. We are currently in the process of assessing the impact that SFAS 161 will have on the disclosures in our consolidated financial statements.
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
•	Any widespread negative publicity, whether or not based in fact, which affects consumer perceptions about the health, safety or quality of food and beverages served at our restaurants may adversely affect our results.

•	Costs may exceed projections, including costs for food ingredients, labor (including increases in minimum wage, workers compensation and other insurance and healthcare), fuel, utilities, real estate, insurance, equipment, technology, and construction of new and remodeled restaurants. Inflationary pressures affecting the cost of commodities, including speculation and increasing demand for soybeans, corn and other feed grains for use in producing agro fuels and other purposes, may adversely affect our food costs and our operating margins.

•	There can be no assurances that new interior and exterior designs, kitchen enhancements or new equipment will foster increases in sales at remodeled restaurants and yield the desired return on investment.

•	There can be no assurances that our growth objectives in the regional markets in which we operate restaurants will be met or that the new facilities will be profitable. Anticipated and unanticipated delays in development, sales softness and restaurant closures may have a material adverse effect on our results of operations. The development and profitability of restaurants can be adversely affected by many factors, including the ability of the Company and its franchisees to select and secure suitable sites on satisfactory terms, costs of construction, and general business and economic conditions. In addition, the availability, cost and terms of financing can impact the ability of franchisees to fulfill their restaurant development commitments.

•	There can be no assurances that we will be able to effectively respond to aggressive competition from numerous and varied competitors (some with significantly greater financial resources) in all areas of business, including new concepts, facility design, competition for labor, new product introductions, promotions, (including value promotions) and discounting. Additionally, the trend toward convergence in grocery, deli, convenience store and other types of food services may increase the number of our competitors.

•	The realization of gains from the sale of company-operated restaurants to existing and new franchisees depends upon various factors, including sales trends, cost trends, and economic conditions. The financing market, including the cost of availability of borrowed funds and the terms required by lenders, can impact the ability of franchisee candidates to purchase franchises and can potentially impact the sales prices and number of franchises sold. The number of franchises sold and the amount of gain realized from the sale of an on-going business may not be consistent from quarter-to-quarter and may not meet expectations.
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
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
     Our primary exposure to risks relating to financial instruments is changes in interest rates. Our credit facility, which is comprised of a revolving credit facility and a term loan, bears interest at an annual rate equal to the prime rate or LIBOR plus an applicable margin based on a financial leverage ratio. As of April 13, 2008, the applicable margin for the LIBOR-based revolving loans and term loan was set at 1.125%.
     We use interest rate swap agreements to reduce exposure to interest rate fluctuations. At April 13, 2008, we had two interest rate swap agreements having an aggregate notional amount of $200.0 million expiring April 1, 2010. These agreements effectively convert a portion of our variable rate bank debt to fixed-rate debt and have an average pay rate of 4.875%, yielding a fixed-rate of 6.00% including the term loan’s applicable margin of 1.125%.
     A hypothetical 100 basis point increase in short-term interest rates, based on the outstanding unhedged balance of our revolving credit facility and term loan at April 13, 2008 would result in an estimated increase of $2.2 million in annual interest expense.
     Changes in interest rates also impact our pension expense, as do changes in the expected long-term rate of return on our pension plan assets. An assumed discount rate is used in determining the present value of future cash outflows currently expected to be required to satisfy the pension benefit obligation when due. Additionally, an assumed long-term rate of return on plan assets is used in determining the average rate of earnings expected on the funds invested or to be invested to provide the benefits to meet our projected benefit obligation. A hypothetical 25 basis point reduction in the assumed discount rate and expected long-term rate of return on plan assets would result in an estimated increase of $1.9 million and $0.1 million, respectively, in our future annual pension expense.
     We are also exposed to the impact of commodity and utility price fluctuations related to unpredictable factors such as weather and various other market conditions outside our control. Our ability to recover increased costs through higher prices is limited by the competitive environment in which we operate. From time to time, we enter into futures and option contracts to manage these fluctuations. There were no open commodity futures and option contracts at April 13, 2008.
     At April 13, 2008, we had no other material financial instruments subject to significant market exposure.
ITEM 4. CONTROLS AND PROCEDURES
Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures
     We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in the reports that we file or submit under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized, and reported within the time periods specified in the rules of the Securities and Exchange Commission, and that such information is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosures.
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
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
     Dividends. We did not pay any cash or other dividends during the last two fiscal years with the exception of a stock split that was effected in the form of a stock dividend on October 15, 2007, with shareholders receiving an additional share of stock for each share held. We do not anticipate paying any other dividends in the foreseeable future. Our credit agreement provides for a remaining aggregate amount of $147.4 million for the potential repurchase of our common stock and $50.0 million for the potential payment of cash dividends.
     Stock Repurchases. On November 9, 2007, the Board of Directors authorized a $200.0 million program to repurchase shares of our common stock at prevailing market prices, in the open market or in private transactions, from time to time at management’s discretion, over the next three years. This program was announced November 16, 2007. The following table summarizes shares repurchased pursuant to this program during the quarter ended April 13, 2008:

			(c)
			Total number of	(d)
	(a)	(b)	shares purchased as	Maximum dollar
	Total number	Average	part of publicly	value that may yet
	of shares	price paid	announced	be purchased under
	purchased	per share	programs	the programs
January 21, 2008 — February 17, 2008	—	—	—	$177,892,705
February 18, 2008 — March 16, 2008	1,053,500	$26.45	1,053,500	150,000,455
March 17, 2008 — April 13, 2008	—	—	—	150,000,455

Total	1,053,500	$26.45	1,053,500

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
     Our annual meeting of stockholders was held February 15, 2008, at which the following matters were voted as indicated:

		For	Withheld	Abstain
1.	Election of the following directors to serve until the next annual meeting of stockholders and until their successors are elected and qualified.

	Michael E. Alpert	54,266,763	1,139,966	—
	George Fellows	55,078,149	328,580	—
	Anne B. Gust	55,080,337	326,392	—
	Murray H. Hutchison	55,080,837	325,892	—
	Linda A. Lang	54,502,679	904,050	—
	Michael W. Murphy	55,080,637	326,092	—
	David M. Tehle	55,078,216	328,513	—

					Broker
		For	Against	Abstain	Non-Votes
2.	Ratification of appointment of KPMG LLP as independent registered public accountants	54,498,653	900,864	7,212	—

ITEM 6. EXHIBITS

Number	Description

3.1	Restated Certificate of Incorporation, as amended, which is incorporated herein by reference from the registrant’s Annual Report on Form 10-K for the fiscal year ended October 3, 1999.

3.1.1	Certificate of Amendment of Restated Certificate of Incorporation, which is incorporated herein by reference from the registrant’s Current Report on Form 8-K dated September 21, 2007.

3.2	Amended and Restated Bylaws, which are incorporated herein by reference from the registrant’s Current Report on Form 8-K dated August 7, 2007.

10.1	Credit Agreement dated as of December 15, 2006 by and among Jack in the Box Inc. and the lenders named therein, which is incorporated herein by reference from the registrant’s Current Report on Form 8-K dated December 15, 2006.

10.2	Collateral Agreement dated as of December 15, 2006 by and among Jack in the Box Inc. and the lenders named therein, which is incorporated herein by reference from the registrant’s Current Report on Form 8-K dated December 15, 2006.

10.3	Guaranty Agreement dated as of December 15, 2006 by and among Jack in the Box Inc. and the lenders named therein, which is incorporated herein by reference from the registrant’s Current Report on Form 8-K dated December 15, 2006.

10.4*	Amended and Restated 1992 Employee Stock Incentive Plan, which is incorporated herein by reference from the registrant’s Registration Statement on Form S-8 (No. 333-26781) filed May 9, 1997.

10.5*	Jack in the Box Inc. 2002 Stock Incentive Plan, which is incorporated herein by reference from the registrant’s Definitive Proxy Statement dated January 18, 2002 for the Annual Meeting of Stockholders’ on February 22, 2002.

10.5.1*	Form of Restricted Stock Award for certain executives under the 2002 Stock Incentive Plan, which is incorporated herein by reference from the registrant’s Quarterly Report on Form 10-Q for the quarter ended January 19, 2003.

10.6*	Supplemental Executive Retirement Plan, which is incorporated herein by reference from registrant’s Annual Report on Form 10-K for the fiscal year ended September 30, 2001.

10.6.1*	First Amendment dated as of August 2, 2002 to the Supplemental Executive Retirement Plan, which is incorporated herein by reference from registrant’s Annual Report on Form 10-K for the fiscal year ended September 29, 2002.

10.6.2*	Second Amendment dated as of November 9, 2006 to the Supplemental Executive Retirement Plan, which is incorporated herein by reference from the registrant’s Annual Report on Form 10-K for the year ended October 1, 2006.

10.6.3*	Third Amendment dated as of February 15, 2007 to the Supplemental Executive Retirement Plan, which is incorporated herein by reference from the registrant’s Quarterly Report on Form 10-Q for the quarter ended April 15, 2007.

10.6.4*	Fourth and Fifth Amendments dated as of September 14, 2007 and November 8, 2007, respectively, to the Supplemental Executive Retirement Plan, which is incorporated herein by reference from the registrant’s Annual Report on Form 10-K for the year ended September 30, 2007.

10.7*	Amended and Restated Performance Bonus Plan effective October 2, 2000, which is incorporated herein by reference from the registrant’s Definitive Proxy Statement dated January 13, 2006 for the Annual Meeting of Stockholders on February 17, 2006.

10.7.1*	Bonus Program for Fiscal 2008 Under the Performance Bonus Plan, which is incorporated herein by reference from the registrant’s Current Report on Form 8-K dated September 19, 2007.

10.8*	Deferred Compensation Plan for Non-Management Directors, which is incorporated herein by reference from the registrant’s Definitive Proxy Statement dated January 17, 1995 for the Annual Meeting of Stockholders on February 17, 1995.

10.8.1*	Amended and Restated Deferred Compensation Plan for Non-Management Directors effective November 9, 2006, which is incorporated herein by reference from the registrant’s Annual Report on Form 10-K for the year ended October 1, 2006.

Number	Description

10.9*	Amended and Restated Non-Employee Director Stock Option Plan, which is incorporated herein by reference from the registrant’s Annual Report on Form 10-K for the fiscal year ended Oct. 3, 1999.

10.10*	Form of Compensation and Benefits Assurance Agreement for Executives, which is incorporated herein by reference from the registrant’s Quarterly Report on Form 10-Q for the quarter ended January 20, 2008.

10.10.1*	Qdoba Form of Compensation and Benefits Assurance Agreement for Executives.

10.11*	Form of Indemnification Agreement between Jack in the Box Inc. and certain officers and directors, which is incorporated herein by reference from the registrant’s Annual Report on Form 10-K for the fiscal year ended September 29, 2002.

10.13*	Executive Deferred Compensation Plan, which is incorporated herein by reference from the registrant’s Quarterly Report on Form 10-Q for the quarter ended January 19, 2003.

10.13.1*	First amendment dated September 14, 2007 to the Executive Deferred Compensation Plan, which is incorporated herein by reference from the registrant’s Annual Report on Form 10-K for the year ended September 30, 2007.

10.14*	Qdoba Performance Unit Award Agreement.

10.16*	Amended and Restated 2004 Stock Incentive Plan, which is incorporated herein by reference from the registrant’s Current Report on Form 8-K dated February 24, 2005.

10.16.1*	Form of Restricted Stock Award for certain executives under the 2004 Stock Incentive Plan, which is incorporated herein by reference from the registrant’s Quarterly Report on Form 10-Q for the quarter ended July 8, 2007.

10.16.1(a)*	Form of Restricted Stock Award for officers and certain members of management under the 2004 Stock Incentive Plan, which is incorporated herein by reference from the registrant’s Quarterly Report on Form 10-Q for the quarter ended July 8, 2007.

10.16.2*	Form of Stock Option Awards under the 2004 Stock Incentive Plan, which is incorporated herein by reference from the registrant’s Quarterly Report on Form 10-Q for the quarter ended July 8, 2007.

10.16.3*	Jack in the Box Inc. Non-Employee Director Stock Option Award Agreement under the 2004 Stock Incentive Plan, which is incorporated herein by reference from the registrant’s Current Report on Form 8-K dated November 10, 2005.

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Management contract or compensatory plan.
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

Date: May 14, 2008