Form 10-Q
period 2008-07-06
JACK IN THE BOX INC /NEW/
filed 2008-08-06
CIK 807882

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended July 6, 2008
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
Yes ☑     No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):
Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐     No ☑
Number of shares of common stock, $.01 par value, outstanding as of the close of business
August 4, 2008 – 56,707,223.

JACK IN THE BOX INC. AND SUBSIDIARIES

PART I. FINANCIAL INFORMATION
     ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JACK IN THE BOX INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Dollars in thousands, except per share data)
(Unaudited)

	July 6,	September 30,
	2008	2007

ASSETS
Current assets:
Cash and cash equivalents	$14,470	$15,702
Accounts and other receivables, net	56,036	41,091
Inventories	52,404	46,933
Prepaid expenses	27,393	29,311
Deferred income taxes	47,063	47,063
Assets held for sale and leaseback	52,896	42,583
Other current assets	8,150	5,383

Total current assets	258,412	228,066

Property and equipment, at cost	1,629,871	1,586,577
Less accumulated depreciation and amortization	(669,160)	(634,409)

Property and equipment, net	960,711	952,168

Other assets, net	201,779	194,456

	$1,420,902	$1,374,690

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current maturities of long-term debt	$2,959	$5,787
Accounts payable	76,263	97,489
Accrued liabilities	219,078	223,540

Total current liabilities	298,300	326,816

Long-term debt, net of current maturities	495,489	427,516

Other long-term liabilities	168,207	168,722

Deferred income taxes	38,989	42,051

Stockholders’ equity:
Preferred stock $.01 par value, 15,000,000 authorized, none issued	—	—
Common stock $.01 par value, 175,000,000 authorized, 73,427,093 and 72,515,171 issued, respectively	734	725
Capital in excess of par value	151,576	132,081
Retained earnings	768,783	676,378
Accumulated other comprehensive loss, net	(26,717)	(25,140)
Treasury stock, at cost, 16,726,032 and 12,779,609 shares, respectively	(474,459)	(374,459)

Total stockholders’ equity	419,917	409,585

	$1,420,902	$1,374,690

See accompanying notes to condensed consolidated financial statements.

JACK IN THE BOX INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS
(In thousands, except per share data)
(Unaudited)

	Twelve Weeks Ended		Forty Weeks Ended
	July 6,	July 8,	July 6,	July 8,
	2008	2007	2008	2007

Revenues:
Restaurant sales	$489,223	$503,080	$1,627,748	$1,654,933
Distribution and other sales	183,020	143,972	558,482	437,529
Franchised restaurant revenues	37,260	33,151	121,729	105,100

	709,503	680,203	2,307,959	2,197,562

Operating costs and expenses:
Restaurant costs of sales	162,658	164,665	537,392	522,731
Restaurant operating costs	245,039	250,705	817,341	833,358
Distribution and other costs of sales	181,470	142,329	555,533	433,483
Franchised restaurant costs	15,310	13,201	49,150	42,544
Selling, general and administrative expenses	65,351	62,170	221,710	221,074
Gains on the sale of company-operated restaurants	(15,247)	(12,282)	(43,225)	(26,241)

	654,581	620,788	2,137,901	2,026,949

Earnings from operations	54,922	59,415	170,058	170,613

Interest expense	6,050	7,129	21,920	25,244
Interest income	(77)	(1,030)	(370)	(8,370)

Interest expense, net	5,973	6,099	21,550	16,874

Earnings before income tax expense	48,949	53,316	148,508	153,739

Income tax expense	19,033	18,792	56,103	54,924

Net earnings	$29,916	$34,524	$92,405	$98,815

Net earnings per share:
Basic	$.52	$.55	$1.57	$1.48
Diluted	$.51	$.54	$1.54	$1.44

Weighted-average shares outstanding:
Basic	57,746	62,359	58,785	66,656
Diluted	58,767	64,054	59,963	68,534
See accompanying notes to condensed consolidated financial statements.

JACK IN THE BOX INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in thousands)
(Unaudited)

	Forty Weeks Ended
	July 6,	July 8,
	2008	2007

Cash flows from operating activities:
Net earnings	$92,405	$98,815
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	77,504	71,856
Deferred finance cost amortization	1,103	1,085
Provision for deferred income taxes	(2,219)	(14,118)
Share-based compensation expense for equity classified awards	6,581	8,353
Pension and postretirement expense	11,139	12,404
Losses (gains) on cash surrender value of company-owned life insurance	5,658	(6,843)
Gains on the sale of company-operated restaurants	(43,225)	(26,241)
Losses on the disposition of property and equipment, net	12,978	10,751
Loss on early retirement of debt	—	1,939
Impairment charges and other	1,811	488
Changes in assets and liabilities:
Increase in receivables	(14,948)	(16,144)
Increase in inventories	(5,471)	(3,677)
Increase in prepaid expenses and other current assets	(141)	(4,073)
Increase (decrease) in accounts payable	(11,095)	3,491
Pension and postretirement contributions	(24,133)	(11,014)
Increase (decrease) in other liabilities	1,374	(6,029)

Cash flows provided by operating activities	109,321	121,043

Cash flows from investing activities:
Purchases of property and equipment	(113,046)	(106,984)
Proceeds from the sale of company-operated restaurants	53,941	34,606
Proceeds from (purchase of) assets held for sale and leaseback, net	(9,345)	56
Purchase of investments, net	(5,096)	(5,174)
Acquisition of franchise-operated restaurants	—	(6,960)
Other	1,183	1,260

Cash flows used in investing activities	(72,363)	(83,196)

Cash flows from financing activities:
Borrowings on revolving credit facility	392,000	—
Principal payments on revolving credit facility	(322,000)	—
Borrowings under term loan	—	475,000
Principal payments on debt	(4,855)	(332,833)
Payment of debt costs	—	(7,357)
Change in book overdraft	(15,859)	—
Repurchase of common stock	(100,000)	(363,402)
Excess tax benefits from share-based compensation arrangements	4,446	16,649
Proceeds from issuance of common stock	8,078	26,702

Cash flows used in financing activities	(38,190)	(185,241)

Net decrease in cash and cash equivalents	(1,232)	(147,394)
Cash and cash equivalents at beginning of period	15,702	233,906

Cash and cash equivalents at end of period	$14,470	$86,512

See accompanying notes to condensed consolidated financial statements.

JACK IN THE BOX INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Nature of operations — Founded in 1951, Jack in the Box Inc. (the “Company”) operates and franchises Jack in the Box® quick-service restaurants and Qdoba Mexican Grill® (“Qdoba”) fast-casual restaurants in 43 states. The following summarizes the number of restaurants:

	July 6,	Sept. 30,
	2008	2007

Jack in the Box:
Company-operated	1,378	1,436
Franchised	770	696

Total system	2,148	2,132

Qdoba:
Company-operated	99	90
Franchised	339	305

Total system	438	395

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
The condensed consolidated financial statements include the accounts of the Company, its wholly-owned subsidiaries and any variable interest entities where we are deemed the primary beneficiary. All significant intercompany transactions are eliminated.
These financial statements should be read in conjunction with the consolidated financial statements and related notes contained in our Annual Report on Form 10-K for the fiscal year ended September 30, 2007. The accounting policies used in preparing these condensed consolidated financial statements are the same as those described in our Form 10-K, with the exception of new accounting pronouncements adopted in fiscal 2008 and except as noted in Note 2, Adjustments Related to Goodwill.
Reclassifications and adjustments — Certain prior year amounts in the condensed consolidated financial statements have been reclassified to conform to the fiscal 2008 presentation. The accompanying condensed consolidated financial statements have been adjusted to take into account the impact to goodwill from the sale of Company-operated restaurants to franchisees. Refer to Note 2, Adjustments Related to Goodwill, for additional information. All historical share and per share data, except for treasury stock, in our condensed consolidated financial statements and notes thereto have been restated to give retroactive recognition of our two-for-one stock split effected on October 15, 2007. Refer to Note 7, Stockholders’ Equity, for additional information regarding the stock split.
Fiscal year — Our fiscal year is 52 or 53 weeks ending the Sunday closest to September 30. Fiscal years 2008 and 2007 include 52 weeks. Our first quarter includes 16 weeks and all other quarters include 12 weeks. All comparisons between 2008 and 2007 refer to the 12-week (“quarter”) and 40-week (“year-to-date”) periods ended July 6, 2008 and July 8, 2007, respectively, unless otherwise indicated.
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
Company-owned life insurance — We have purchased company-owned life insurance (“COLI”) policies to support our non-qualified benefit plans. The cash surrender values of these policies were $66.1 million and $66.8

JACK IN THE BOX INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
million as of July 6, 2008 and September 30, 2007, respectively, and are included in other assets, net in the accompanying condensed consolidated balance sheets. These policies reside in an umbrella trust for use only to pay plan benefits to participants or to pay creditors if the Company becomes insolvent. As of July 6, 2008 and September 30, 2007, the trust also included cash of $1.5 million and $0.7 million, respectively.
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

	Twelve Weeks Ended		Forty Weeks Ended
	July 6,	July 8,	July 6,	July 8,
	2008	2007	2008	2007

Number of restaurants sold to franshisees	17	22	68	52
Number of new restaurants opened by franchisees	21	20	53	68

Initial franchise fees received	$1,500	$1,650	$4,728	$4,425

Proceeds from the sale of company-operated restaurants	$17,888	$15,314	$53,941	$34,606
Net assets sold (primarily property and equipment)	(2,250)	(2,676)	(9,556)	(7,567)
Goodwill written-off	(391)	(356)	(1,160)	(798)

Gains on the sale of company-operated restaurants	$15,247	$12,282	$43,225	$26,241

New accounting pronouncements adopted — We adopted the provisions of Financial Accounting Standards Board (“FASB”) Interpretation 48 (“FIN 48”), Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statement No. 109, on October 1, 2007. FIN 48 clarifies the accounting for income taxes by prescribing a minimum probability threshold that a tax position must meet before a financial statement benefit is recognized. The minimum threshold is defined in FIN 48 as a tax position that is more likely than not to be sustained upon examination by the applicable taxing authority, including resolution of any related appeals or litigation processes, based on the technical merits of the position. The adoption of this statement did not have a material impact on our condensed consolidated financial statements. Refer to Note 4, Income Taxes, for additional information regarding our adoption of FIN 48.
2. ADJUSTMENTS RELATED TO GOODWILL
In 2008, we recorded adjustments to goodwill in connection with the sale of Company-operated restaurants to franchisees from the beginning of fiscal year 2003 through the second quarter of fiscal 2008. Historically, we did not write-off goodwill on the sale of Company-operated restaurants to franchisees as we did not believe it constituted the disposal of a business under the provisions of Statement of Financial Accounting Standards (“SFAS”) 142, Goodwill and Other Intangible Assets. It has now been interpreted that SFAS 142 requires that a portion of the entity level goodwill be written-off based on the relative fair values of the restaurants being sold and the remaining value of the entity, in our case, Jack in the Box. These adjustments did not have a material impact on our consolidated financial statements for any of the affected reporting periods.

JACK IN THE BOX INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
The following line items in the accompanying condensed consolidated statements of earnings for the quarter and year-to-date periods ended July 8, 2007 were impacted by the adjustments as follows (in thousands except per share data):

	Twelve weeks ended July 8, 2007			Forty weeks ended July 8, 2007
	Unadjusted	Adjustment	Adjusted	Unadjusted	Adjustment	Adjusted

Gains on sale of company-operated restaurants	$12,638	$(356)	$12,282	$27,039	$(798)	$26,241
Total operating costs and expenses	620,432	356	620,788	2,026,151	798	2,026,949
Earnings from operations	59,771	(356)	59,415	171,411	(798)	170,613
Earnings before income tax expense	53,672	(356)	53,316	154,537	(798)	153,739
Income tax expense	18,929	(137)	18,792	55,231	(307)	54,924
Net earnings	34,743	(219)	34,524	99,306	(491)	98,815
Net earnings per share:
Basic	$.56	$.01	$.55	$1.49	$(.01)	$1.48
Diluted	$.54	$.00	$.54	$1.45	$(.01)	$1.44
The following line items in the accompanying condensed consolidated balance sheet as of September 30, 2007 were impacted by the adjustments as follows (in thousands):

			Adjusted
	September 30,		September 30,
	2007	Adjustment	2007

Other assets, net	$202,588	$(8,132)	$194,456
Total assets	1,382,822	(8,132)	1,374,690
Deferred income taxes (liability)	45,211	(3,160)	42,051
Total stockholders’ equity	414,557	(4,972)	409,585
Total liabilities and stockholders’ equity	1,382,822	(8,132)	1,374,690
The following reflects the adjusted quarterly data for 2008 and 2007 and adjusted data for fiscal years ended September 30, 2007 and October 1, 2006 (in thousands except per share data):

	First	Second	Twenty-
	Quarter	Quarter	Eight Weeks
	Ended	Ended	Ended
	Jan. 20,	April 13,	April 13,
	2008	2008	2008

Revenues	$904,942	$693,514	$1,598,456
Earnings from operations	67,066	48,070	115,136
Net earnings	36,255	26,234	62,489

Net earnings per share:
Basic	$0.61	$0.45	$1.06
Diluted	$0.59	$0.44	$1.03

Net earnings per share — as previously reported:
Basic	$0.61	$0.45	$1.06
Diluted	$0.60	$0.44	$1.04

	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter	Year	Year
	Ended	Ended	Ended	Ended	Ended	Ended
	Jan. 21,	April 15,	July 8,	Sept. 30,	Sept. 30,	Oct. 1,
	2007	2007	2007	2007	2007	2006

Revenues	$856,692	$660,667	$680,203	$678,416	$2,875,978	$2,723,603
Earnings from operations	63,298	47,900	59,415	47,902	218,515	180,113
Net earnings	37,218	27,072	34,524	26,769	125,583	107,066

Net earnings per share:
Basic	$0.53	$0.41	$0.55	$0.44	$1.92	$1.53
Diluted	$0.51	$0.40	$0.54	$0.43	$1.87	$1.49

Net earnings per share — as previously reported:
Basic	$0.53	$0.41	$0.56	$0.44	$1.93	$1.55
Diluted	$0.52	$0.40	$0.54	$0.43	$1.88	$1.50

JACK IN THE BOX INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
3. RESTAURANT CLOSING, IMPAIRMENT CHARGES AND OTHER
In 2008, we recorded impairment charges of $1.8 million primarily related to the write-down of the carrying value of two Jack in the Box restaurants, which we continue to operate. We also recognized accelerated depreciation and other costs on the disposition of property and equipment of $13.0 million primarily related to our restaurant re-image program, which includes a major renovation of our restaurant facilities, a kitchen enhancement project and normal ongoing capital maintenance activities.
In 2007, accelerated depreciation and other costs on the disposition of property and equipment of $10.8 million were recognized primarily relating to our re-image program and capital maintenance activity.
These impairment charges, accelerated depreciation and other costs on the disposition of property and equipment are included in selling, general and administrative expenses in the accompanying condensed consolidated statements of earnings.
Total accrued restaurant closing costs, included in accrued expenses and other long-term liabilities, changed as follows during 2008 and 2007 (in thousands):

	Twelve Weeks Ended		Forty Weeks Ended
	July 6,	July 8,	July 6,	July 8,
	2008	2007	2008	2007

Balance at beginning of period	$5,143	$4,782	$5,451	$5,004
Additions and adjustments	272	91	671	345
Cash payments	(438)	(221)	(1,145)	(697)

Balance at end of period	$4,977	$4,652	$4,977	$4,652

Additions and adjustments primarily relate to revisions to certain sublease assumptions and the closure of two Jack in the Box restaurants in 2008.
4. INCOME TAXES
The income tax provisions reflect effective tax rates of 37.8% in 2008 and 35.7% in 2007. We expect the annual tax rate for fiscal year 2008 to be approximately 37%. The final annual tax rate cannot be determined until the end of the fiscal year; therefore, the actual rate could differ from our current estimates.
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
As of July 6, 2008, the gross unrecognized tax benefits for income taxes associated with uncertain tax positions decreased to $7.0 million of which $6.3 million represented the amount of unrecognized tax benefits that, if recognized, would favorably affect the effective income tax rate in future periods. Also as of July 6, 2008, we had accrued interest related to the unrecognized tax benefits of $0.4 million (exclusive of tax benefits). The majority of these changes from the previous year-end are due to the Company’s payment of taxes and interest based upon the Notice of Deficiency received from the Internal Revenue Service (“IRS”) for tax years 2004-2005. With respect to tax years 2002-2003, the IRS is still in the final stages of completing their audits and the Company does not yet consider uncertain tax positions in these years to be effectively settled.
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
The federal statute of limitations for all tax years beginning with 2001 remains open at this time. Generally, the statutes of limitations for the state jurisdictions where there would be a material impact have not expired for tax years 1998 and forward. In the state of California, the statute of limitations is limited to certain items for tax years

JACK IN THE BOX INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
1998-2001, and remains fully open for tax years 2002 and forward. Two statutes will lapse in the fourth quarter of fiscal 2008 and are anticipated to have a beneficial impact of approximately $2.5 million on the income tax provision in that period.
5. RETIREMENT PLANS
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
Net periodic benefit cost — The components of net periodic benefit cost were as follows (in thousands):

	Twelve Weeks Ended		Forty Weeks Ended
	July 6,	July 8,	July 6,	July 8,
	2008	2007	2008	2007

Defined benefit pension plans:
Service cost	$2,592	$2,200	$8,639	$8,381
Interest cost	3,944	3,276	13,147	12,325
Expected return on plan assets	(3,925)	(2,998)	(13,085)	(11,542)
Amortization of actuarial loss	347	465	1,157	1,791
Amortization of unrecognized prior service cost	208	304	695	1,027

Net periodic benefit cost	$3,166	$3,247	$10,553	$11,982

Postretirement health plans:
Service cost	51	49	$171	$164
Interest cost	271	249	904	831
Amortization of actuarial gain	(189)	(214)	(631)	(715)
Amortization of unrecognized prior service cost	43	43	142	142

Net periodic benefit cost	$176	$127	$586	$422

Cash flows — Our policy is to fund our plans at or above the minimum required by law. Details regarding 2008 contributions are as follows (in thousands):

	Defined benefit	Postretirement
	pension plans	health plans (1)

Net contributions during the forty weeks ended July 6, 2008	$23,743	$390
Remaining estimated net contributions during fiscal 2008	$600	$400

(1)	Net of Medicare Part D Subsidy.

JACK IN THE BOX INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
6. SHARE-BASED EMPLOYEE COMPENSATION
     Compensation expense — We offer share-based compensation plans to attract, retain, and motivate key officers, non-employee directors, and employees to work toward the financial success of the Company. The components of share-based compensation expense recognized in each period are as follows (in thousands):

	Twelve Weeks Ended		Forty Weeks Ended
	July 6,	July 8,	July 6,	July 8,
	2008	2007	2008	2007

Stock options	$1,441	$1,087	$4,916	$5,425
Performance-vested stock awards	(442)	535	900	1,786
Nonvested stock awards	144	395	573	856
Deferred compensation for directors — equity classified	53	66	192	286
Deferred compensation for directors — liability classified	—	—	—	324

Total share-based compensation expense	$1,196	$2,083	$6,581	$8,677

7. STOCKHOLDERS’ EQUITY
Stock split — On August 3, 2007, our Board of Directors approved a two-for-one split of our common stock, that was effected in the form of a 100% stock dividend on October 15, 2007. In connection with the stock split on September 21, 2007, our shareholders approved an amendment to our Certificate of Incorporation to increase the number of authorized common shares from 75.0 million to 175.0 million.
Repurchases of common stock — In November 2007, the Board approved a program to repurchase up to $200.0 million in shares of our common stock over three years expiring November 9, 2010. We repurchased 3.9 million shares at an aggregate cost of $100.0 million during the first three quarters of fiscal 2008. As of July 6, 2008, the total remaining amount authorized for repurchase was $100.0 million.
Comprehensive income — Our total comprehensive income, net of taxes, was as follows (in thousands):

	Twelve Weeks Ended		Forty Weeks Ended
	July 6,	July 8,	July 6,	July 8,
	2008	2007	2008	2007

Net earnings	$29,916	$34,524	$92,405	$98,815

Net unrealized gains (losses) related to cash flow hedges	3,919	1,924	(3,783)	2,059
Tax effect	(1,499)	(740)	1,444	(781)

	2,420	1,184	(2,339)	1,278

Net realized gains reclassified into net earnings on liquidation of interest rate swaps	—	—	—	(371)
Tax effect	—	—	—	137

	—	—	—	(234)

Effect of amortization of unrecognized net actuarial losses and prior service cost	409	—	1,363	—
Tax effect	(157)	—	(601)	—

	252	—	762	—

Total comprehensive income	$32,588	$35,708	$90,828	$99,859

The components of accumulated other comprehensive loss, net of taxes, were as follows at the end of each period (in thousands):

	July 6,	Sept. 30,
	2008	2007

Unrecognized periodic benefit costs, net of taxes of ($14,547) and ($15,148), respectively	$(23,487)	$(24,249)
Net unrealized losses related to cash flow hedges, net of taxes of ($2,000) and ($556), respectively	(3,230)	(891)

Accumulated other comprehensive loss	$(26,717)	$(25,140)

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
The following table reconciles basic weighted-average shares outstanding to diluted weighted-average shares outstanding (in thousands):

	Twelve Weeks Ended		Forty Weeks Ended
	July 6,	July 8,	July 6,	July 8,
	2008	2007	2008	2007

Weighted-average shares outstanding — basic	57,746	62,359	58,785	66,656
Assumed additional shares issued upon exercise of stock options, net of shares reacquired at the average market price	786	1,418	936	1,608
Assumed vesting of nonvested stock, net of shares reacquired at the average market price	216	277	223	270
Performance-vested stock awards issuable	19	—	19	—

Weighted-average shares outstanding — diluted	58,767	64,054	59,963	68,534

Stock options excluded (1)	1,550	—	1,411	519
Performance-vested awards excluded (2)	324	419	324	419

(1)	Excluded from diluted weighted-average shares outstanding because their exercise prices, unamortized compensation and tax benefits exceeded the average market price of common stock for the period.

(2)	Excluded from diluted weighted-average shares outstanding because the number of shares issued is contingent on achievement of performance goals at the end of a three-year performance period.
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

JACK IN THE BOX INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
We measure and evaluate our segments based on segment earnings from operations. Summarized financial information concerning our reportable segments follows (in thousands). All fiscal year 2007 amounts have been revised to conform to the new segment reporting as previously described.

	Twelve Weeks Ended		Forty Weeks Ended
	July 6,	July 8,	July 6,	July 8,
	2008	2007	2008	2007

Revenues by Segment:
Jack in the Box restaurant operations	$497,422	$512,700	$1,661,276	$1,691,229
Qdoba restaurant operations	29,061	23,531	88,201	68,804
Other	183,020	143,972	558,482	437,529

Consolidated revenues	$709,503	$680,203	$2,307,959	$2,197,562

Earnings from Operations by Segment:
Jack in the Box restaurant operations	$50,271	$54,877	$160,299	$160,397
Qdoba restaurant operations	3,574	3,235	8,008	7,463
Other	1,077	1,303	1,751	2,753

Consolidated earnings from operations	$54,922	$59,415	$170,058	$170,613

“Other” includes distribution and Quick Stuff operating results. Interest income and expense and income taxes are not reported for our segments, in accordance with our method of internal reporting.
11. SUPPLEMENTAL CONSOLIDATED CASH FLOW INFORMATION
Additional information related to cash flows is as follows (in thousands):

	Forty Weeks Ended
	July 6,	July 8,
	2008	2007

Cash paid during the year for:
Interest, net of amounts capitalized	$23,102	$23,603
Income tax payments	47,843	75,213
Capital lease obligations incurred	—	464
12. FUTURE APPLICATION OF ACCOUNTING PRINCIPLES
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
In September 2006, the FASB issued SFAS 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans — an amendment of FASB Statements No. 87, 88, 106 and 132(R). In fiscal 2007, we adopted the recognition provisions of SFAS 158, which requires recognition of the overfunded or underfunded status of a defined benefit plan as an asset or liability. SFAS 158 also requires that companies measure their plan assets and benefit obligations at the end of their fiscal year. The measurement provision of SFAS 158 is effective for fiscal years ending after December 15, 2008. We will not be able to determine the impact of adopting the measurement provision of SFAS 158 until the end of the fiscal year when such valuation is completed.
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
GENERAL
     All comparisons between 2008 and 2007 refer to the 12-week (“quarter”) and 40-week (“year-to-date”) periods ended July 6, 2008 and July 8, 2007, respectively, unless otherwise indicated.
     For an understanding of the significant factors that influenced our performance during the three quarterly periods ended July 6, 2008 and July 8, 2007, we believe our Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) should be read in conjunction with the Condensed Consolidated Financial Statements and related Notes included in this Quarterly Report as indexed on page two.
     Our MD&A consists of the following sections:
•	Overview — a general description of our business, the quick-service dining segment of the restaurant industry and fiscal 2008 highlights.

•	Financial reporting changes — a summary of significant financial statement reclassifications, adjustments and new accounting pronouncements adopted.

•	Results of operations — an analysis of our consolidated statements of earnings for the periods presented in our condensed consolidated financial statements.

•	Liquidity and capital resources — an analysis of cash flows including capital expenditures, aggregate contractual obligations, share repurchase activity and known trends that may impact liquidity.

•	Discussion of critical accounting estimates — a discussion of accounting policies that require critical judgments and estimates.

•	New accounting pronouncements — a discussion of new accounting pronouncements, dates of implementation and impact on our consolidated financial position or results of operations, if any.

•	Cautionary statements regarding forward-looking statements — a discussion of the forward-looking statements used by management.
OVERVIEW
     As of July 6, 2008, Jack in the Box Inc. (the “Company”) operated and franchised 2,148 Jack in the Box quick-service restaurants, primarily in the western and southern United States, and 438 Qdoba Mexican Grill (“Qdoba”) fast-casual restaurants through-out the United States.
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
     To address these challenges and others, management has a strategic plan focused on four key initiatives. The first initiative is a growth strategy that includes opening new restaurants and increasing same-store sales. The second initiative is a holistic reinvention of the Jack in the Box brand through menu innovation, upgrading guest service and re-imaging Jack in the Box restaurant facilities to reflect the personality of Jack – the chain’s fictional founder and popular spokesman. The third strategic initiative is to expand franchising – through new restaurant development and the sales of company-operated restaurants to franchisees – to generate higher returns and higher margins, while mitigating business-cost and investment risks. The fourth initiative is to improve our business model to enhance restaurant profitability, margins and returns, reduce operating costs and increase the long-term value of our business.
     The following summarizes the most significant events occurring in fiscal 2008:
•	Restaurant Sales. Jack in the Box company-operated restaurants open more than one year (“same-store”) sales increased 0.4% year-to-date, on top of an increase of 6.4% a year ago. Same-store sales on a two-year cumulative basis remained strong and were up 7.0% at company Jack in the Box restaurants for the third quarter, which improved upon our 6.3% two-year cumulative increase in the second quarter. Although same-store sales in certain major markets in California, Phoenix and Las Vegas remained negative during the quarter, results improved on both a one-year and two-year cumulative basis. System same-store sales at Qdoba restaurants increased 2.5% year-to-date, on top of an increase of 4.2% a year ago.

•	Commodity Costs. Our business continues to be impacted by pressures from increased commodity costs. In 2008, food and packaging costs were 140 basis points higher than last year. Looking forward, we expect commodity cost pressures to continue in the fourth quarter.

•	New Market Expansion. We expanded into a new contiguous company market in Denver, Colorado, opening two Jack in the Box restaurants and we opened our third restaurant in Corpus Christi, Texas, a new market we entered at the end of last fiscal year. Jack in the Box franchisees are also expanding into new contiguous markets in Texas opening four restaurants in Abilene, San Angelo and Midland/Odessa.

•	Re-Image Program. We continued to re-image our Jack in the Box restaurants with a comprehensive program that includes a redesign of the dining room and common areas. In 2008, the Company and its franchisees have re-imaged 250 restaurants. Since the current program was adopted in 2006, more than 620 Company and franchised restaurants, representing approximately 29% of the system, have been re-imaged. The entire Jack in the Box system, including franchised locations, is expected to be re-imaged over the next 3-4 years.

•	Franchising Program. We continued to execute our strategic initiative to expand franchising through new restaurant development and sales of company-operated restaurants to franchisees. Through the first three quarters of 2008, we refranchised 68 Jack in the Box restaurants, and Qdoba and Jack in the Box franchisees opened 53 new restaurants. At July 6, 2008, approximately 36% of our Jack in the Box restaurants were franchised. Our long-term goal is to grow the percentage of franchise ownership of the Jack in the Box system by approximately 5% annually and move toward an ultimate goal of 70%-80%, which is more closely aligned with that of the QSR industry.

•	Treasury Highlights. Pursuant to a stock repurchase program authorized by our Board of Directors, we repurchased 3.9 million shares of our common stock for an aggregate of $100 million.
FINANCIAL REPORTING CHANGES
     Historical share and per share data for 2007 in our Quarterly Report on Form 10-Q have been restated to give retroactive recognition of our two-for-one stock split that was effected in the form of a 100% stock dividend on October 15, 2007, with the exception of treasury share data as no stock dividend was paid with respect to treasury shares. Refer to Note 7, Stockholders’ Equity, in the notes to the condensed consolidated financial statements for additional information regarding the stock split.
     In 2008, we recorded adjustments to goodwill in connection with the sale of Company-operated restaurants to franchisees from the beginning of fiscal year 2003 through the second quarter of fiscal 2008. Historically, we did not write-off goodwill on the sale of Company-operated restaurants to franchisees as we did not believe it constituted the disposal of a business under the provisions of Statement of Financial Accounting Standards (“SFAS”) 142, Goodwill and Other Intangible Asset. It has now been interpreted that SFAS 142 requires that a portion of the entity level goodwill be written off based on the relative fair values of the restaurants being sold and the remaining value of the entity, in our case, Jack in the Box. These adjustments did not have a material impact on our consolidated financial statements for any of the affected reporting periods. Refer to Note 2, Adjustments Related to Goodwill, in the notes to the condensed consolidated financial statements for additional information regarding the goodwill adjustments.

RESULTS OF OPERATIONS
     The following table sets forth, unless otherwise indicated, the percentage relationship to total revenues of certain items included in our condensed consolidated statements of earnings.

	Twelve Weeks Ended		Forty Weeks Ended
	July 6,	July 8,	July 6,	July 8,
	2008	2007	2008	2007

Revenues:
Restaurant sales	69.0%	74.0%	70.5%	75.3%
Distribution and other sales	25.8	21.1	24.2	19.9
Franchised restaurant revenues	5.2	4.9	5.3	4.8

Total revenues	100.0%	100.0%	100.0%	100.0%

Operating costs and expenses:
Restaurant costs of sales (1)	33.2%	32.7%	33.0%	31.6%
Restaurant operating costs (1)	50.1	49.8	50.2	50.4
Distribution and other costs of sales (1)	99.2	98.9	99.5	99.1
Franchised restaurant costs (1)	41.1	39.8	40.4	40.5
Selling, general and administrative expenses	9.2	9.1	9.6	10.1
Gains on sale of company-operated restaurants	-2.1	-1.8	-1.9	-1.2
Earnings from operations	7.7	8.7	7.4	7.8

(1)	As a percentage of the related sales and/or revenues.
     The following table summarizes the number of systemwide restaurants:
SYSTEMWIDE RESTAURANT UNITS

	July 6,	Sept. 30,	July 8,
	2008	2007	2007

Jack in the Box:
Company-operated	1,378	1,436	1,440
Franchised	770	696	667

Total system	2,148	2,132	2,107

Qdoba:
Company-operated	99	90	83
Franchised	339	305	288

Total system	438	395	371

Consolidated:
Company-operated	1,477	1,526	1,523
Franchised	1,109	1,001	955

Total system	2,586	2,527	2,478

     Since July 8, 2007, we opened 36 company-operated Jack in the Box restaurants (along with three Quick Stuff convenience stores) and 16 company-operated Qdoba restaurants. Franchisees opened 15 Jack in the Box and 63 Qdoba restaurants since a year ago.
Revenues
     Restaurant sales decreased $13.9 million, or 2.8%, in the quarter and $27.2 million, or 1.6%, year-to-date primarily due to a decrease in the number of Jack in the Box company-operated restaurants reflecting the sale of company-operated restaurants to franchisees. This decrease was partially offset by an increase in the number of Qdoba company-operated restaurants and increases in per store average (“PSA”) sales at Jack in the Box and Qdoba company-operated restaurants year-to-date. Same-store sales at Jack in the Box company-operated restaurants decreased 0.4% in the quarter and increased 0.4% year-to-date compared with a year ago, reflecting price increases of approximately 2.5% year-to-date. Same-store sales on a two-year cumulative basis remained strong, while same-store sales decreased in California, Phoenix and Las Vegas due to the downturn in the housing market, higher fuel prices and unemployment, we did see improvement in these markets in the third quarter versus the second quarter of 2008. Same-store sales outside of these markets on a combined basis in 2008 remained positive compared with 2007, improving in the quarter and year-to-date.
     Distribution and other sales, representing distribution sales to Jack in the Box and Qdoba franchisees, as well as Quick Stuff fuel and convenience store sales, grew to $183.0 million and $558.5 million, respectively in 2008 from $144.0 million and $437.5 million in 2007. Sales from our Quick Stuff locations increased $27.9 million and $78.9 million, respectively, compared with a year ago due to increases in PSA fuel sales, reflecting higher retail prices, and an increase in the number of locations to 61 at the end of the quarter from 58 a year ago. Distribution sales to Jack in the Box and Qdoba franchisees increased $11.2 million and $42.1 million, respectively, in 2008 compared with the same periods in 2007 reflecting an increase in the number of franchised restaurants serviced by our distribution centers.
     Franchised restaurant revenues include rents, royalties and fees from restaurants operated by franchisees, and, in 2008, is net of company contributions of $1.0 million and $1.6 million, respectively, to franchisees related to a program where by the company contributes $25,000 to a franchisees for each re-imaged restaurant completed on schedule and to standards. Franchised restaurant revenue increased $4.1 million and $16.6 million, respectively, in 2008 to $37.3 million and $121.7 million, primarily due to an increase in the number of franchised restaurants. The number of franchised restaurants increased to 1,109 at the end of the quarter from 955 a year ago, reflecting the franchising of Jack in the Box company-operated restaurants and new restaurant development by Qdoba and Jack in the Box franchisees.
Operating Costs and Expenses
     Restaurant costs of sales, which include food and packaging costs, were $162.7 million and $537.4 million, respectively, in 2008 compared with $164.7 million and $522.7 million in 2007. Restaurant costs of sales increased to 33.2% and 33.0% of sales, respectively, in 2008 compared with 32.7% and 31.6% in 2007. In both periods, higher commodity costs, including shortening, cheese, and eggs were partially offset by lower prices for pork and selling price increases.
     Restaurant operating costs decreased to $245.0 million and $817.3 million, respectively, in 2008 from $250.7 million and $833.4 million in 2007. Restaurant operating costs as a percent of sales were 50.1% and 50.2%, respectively, in 2008 compared with 49.8% and 50.4%, in 2007. In the quarter, increased minimum wages in several states in which we operate, increased costs for utilities and higher depreciation expense related to increased capital spending associated with the Company’s on-going comprehensive re-image program and kitchen enhancement project were offset in part by effective labor management. Year-to-date, the benefit provided by decreased labor rates more than offset the impact of increased costs for utilities and higher depreciation expense.
     Costs of distribution and other sales increased to $181.5 million and $555.5 million, respectively, in 2008 from $142.3 million and $433.5 million in 2007, primarily reflecting an increase in the related sales. As a percentage of the related sales, these costs increased to 99.2% and 99.5% in 2008 from 98.9% and 99.1% in 2007, due primarily to higher retail prices per gallon of fuel.
     Franchised restaurant costs, principally rents and depreciation on properties leased to Jack in the Box franchisees, increased to $15.3 million and $49.2 million, respectively in 2008 from $13.2 million and $42.5 million in 2007, due primarily to an increase in the number of franchised restaurants. As a percentage of franchised restaurant revenues, franchised restaurant costs increased in the quarter to 41.1% in 2008 from 39.8% in 2007 and remained fairly stable year-to-date at 40.4% in 2008 compared with 40.5% in 2007. The increased rate in the quarter primarily relates to the Company's re-image contributions to franchisees recorded as a reduction of franchised restaurant revenue.
     Selling, general and administrative expenses (“SG&A”) increased $3.2 million and $0.6 million, respectively, in 2008 to $65.4 million and $221.7 million from $62.2 million and $221.1 million in 2007. The increase is primarily due to an increase in facility charges related to the Jack in the Box re-image program, a Jack in the Box kitchen enhancement project and the year-to-date impairment of two restaurants we continue to operate, an increase in Qdoba SG&A in support of their continued growth and the inclusion of a benefit in fiscal 2007 related to insurance proceeds received in connection with a legal matter previously settled by the Company. These increases were offset in part by effective management of field and corporate general and administrative expenses as well as the impact of the Company's refranchising strategy. These changes are summarized as follows (in millions):

	3rd Qtr.	YTD
	Increase/	Increase/
	(Decrease)	(Decrease)

Facility charges	$2.0	$3.3
Qdoba SG&A	0.4	3.1
Field and corporate G&A expenses	(0.9)	(5.4)
Other, net (includes the impact of insurance proceeds received in the 3rd quarter of 2007)	1.7	(0.4)

	$3.2	$0.6

     As a percent of revenues exclusive of the prior year insurance recovery, SG&A improved to 9.2% and 9.6% of revenues in 2008 compared with 9.8% and 10.2% a year ago due primarily to the leverage from higher revenues and lower costs.
     Gains on the sale of company-operated restaurants to franchisees were $15.2 million and $43.2 million, respectively, from the sale of 17 and 68 Jack in the Box restaurants, in 2008 compared with $12.3 million and $26.2 million, from the sale of 22 and 52 Jack in the Box restaurants, in 2007. The change in gains relates to the number of restaurants sold and the specific sales and cash flows of those restaurants.
Interest Expense
     Interest expense decreased $1.0 million and $3.3 million, respectively, in 2008 to $6.1 million and $21.9 million from $7.1 million and $25.2 million in 2007, which included a $1.9 million charge in the first quarter to write-off deferred financing fees in connection with the replacement of our credit facility. The decrease in interest expense exclusive of the charge in the prior year relates to lower average interest rates and bank borrowings compared with a year ago.
Interest Income
     Interest income decreased $0.9 million and $8.0 million, respectively, in 2008 to $0. 1 million and $0.4 million from $1.0 million and $8.4 million in 2007 primarily reflecting lower average cash balances.
Income Taxes
     The income tax provisions reflect effective tax rates of 37.8% in 2008 and 35.7% in 2007. The higher tax rate was attributable to market performance of insurance investment products used to fund certain non-qualified retirement plans. Changes in the cash value of the insurance products are not deductible or taxable. We expect the annual tax rate for fiscal year 2008 to be approximately 37%. The final annual tax rate cannot be determined until the end of the fiscal year; therefore, the actual rate could differ from our current estimates.
Net Earnings
     Net earnings in the quarter were $29.9 million, or $0.51 per diluted share, in 2008 compared to $34.5 million, or $0.54 per diluted share, in 2007. Year-to-date net earnings were $92.4 million, or $1.54 per diluted share, in 2008 compared to $98.8 million, or $1.44 per diluted share, in 2007.
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
     As is common in the restaurant industry, we maintain relatively low levels of accounts receivable and inventories and our vendors grant trade credit for purchases such as food and supplies. We also continually invest in our business through the addition of new units and refurbishment of existing units, which are reflected as long-term assets and not as part of working capital. As a result, we typically maintain current liabilities in excess of current assets that result in a working capital deficit.
     Cash and cash equivalents decreased $1.2 million to $14.5 million at July 6, 2008 from $15.7 million at the beginning of the fiscal year. This decrease is primarily due to property and equipment expenditures and the use of cash to repurchase our common stock, which were offset in part by cash flows provided by operating activities, net borrowings under our revolving credit facility and proceeds from the sale of restaurants to franchisees. We generally reinvest available cash flows from operations to develop new restaurants or enhance existing restaurants, to repurchase shares of our common stock and to reduce debt.
     Cash Flows. The following table summarizes our cash flows from operating, investing and financing activities for the 40-weeks ended July 6, 2008 and July 8, 2007 (in thousands):

	2008	2007

Total cash provided by (used in):
Operating activities	$109,321	$121,043
Investing activities	(72,363)	(83,196)
Financing activities	(38,190)	(185,241)

Increase (decrease) in cash and cash equivalents	$(1,232)	$(147,394)

     Operating Activities. In 2008, operating cash flows decreased $11.7 million compared with a year ago primarily due to changes in working capital related to the timing of cash receipts and disbursements, including a reduction in income taxes paid of $27.4 million, partially offset by an increase in net earnings adjusted for non-cash items.
     Investing Activities. Cash flows used in investing activities decreased $10.8 million in 2008 compared with a year ago primarily due to an increase in proceeds from the sale of company-operated restaurants to franchisees offset in part by higher capital expenditures and an increase in cash used in assets held for sale and leaseback transactions.
     Capital Expenditures. Our capital expenditure program includes, among other things, investments in new locations, restaurant remodeling, and information technology enhancements. We used cash of $113.0 million for purchases of property and equipment in 2008 compared with $107.0 million in 2007. The increase in capital expenditures primarily relates to a kitchen enhancement project and our on-going comprehensive re-image program. The kitchen enhancements are expected to increase restaurant capacity for new product introductions while also reducing utility expense through the use of energy-efficient equipment. The re-image program is an important part of the chain’s holistic brand-reinvention initiative and is intended to create a warm and inviting dining experience for Jack in the Box guests.
     In fiscal year 2008, capital expenditures are expected to be approximately $175-$180 million, including investment costs related to the Jack in the Box restaurant re-image program and kitchen enhancements. We plan to open approximately 22-28 new company-operated Jack in the Box restaurants, and under our brand reinvention strategy, plan to re-image approximately 250 company-operated restaurants.
     Sale of Company-Operated Restaurants. We continued our strategy of selectively selling Jack in the Box company-operated restaurants to franchisees. In 2008, we generated proceeds of $53.9 million from the sale of 68 restaurants compared with $34.6 million in 2007 from the sale of 52 restaurants. In fiscal year 2008, we expect cash flows of $70-$80 million from the sale of approximately 100 company-operated restaurants to franchisees.
     Financing Activities. Cash used in financing activities decreased $147.1 million compared with a year ago primarily attributable to a decrease in share repurchases and proceeds from the issuance of common stock, offset in part by a decrease in borrowings. Share repurchases, up to the limit authorized by the Board of Directors, are at the discretion of management and depend on market conditions, capital requirements and other factors.
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
     Interest Rate Swaps. To reduce our exposure to rising interest rates under our new credit facility, in March 2007, we entered into two interest rate swaps that effectively converted $200.0 million of our variable rate term loan borrowings to a fixed-rate basis for three years. These agreements have been designated as cash flow hedges under the terms of SFAS 133, Accounting for Derivative Instruments and Hedging Activities, with effectiveness assessed on changes in the present value of the term loan interest payments. There was no hedge ineffectiveness in 2008. Accordingly, changes in the fair value of the interest rate swap contracts were recorded, net of taxes, as a component of accumulated other comprehensive loss in the Company’s condensed consolidated balance sheet as of July 6, 2008.
     Debt Covenants. We are subject to a number of covenants under our various debt instruments, including limitations on additional borrowings, acquisitions, loans to franchisees, capital expenditures, lease commitments, stock repurchases and dividend payments, as well as requirements to maintain certain financial ratios, cash flows and net worth. As of July 6, 2008, we were in compliance with all debt covenants.
     Debt Outstanding. At July 6, 2008, we had $415.0 million outstanding under the term loan and letters of credit outstanding of $34.0 million. Total debt outstanding increased to $498.4 million at July 6, 2008 from $433.3 million at the beginning of the fiscal year due to borrowings on our revolving credit facility offset used primarily to fund repurchases of our common stock.
     Repurchases of Common Stock. In November 2007, the Board approved a program to repurchase up to $200.0 million in shares of our common stock over three years expiring November 9, 2010. We repurchased 3.9 million shares at an aggregate cost of $100.0 million during the first three quarters of fiscal 2008. As of July 6, 2008, the total remaining amount authorized for repurchase was $100.0 million.
     Share-based Compensation. Proceeds from the issuance of common stock decreased $18.6 million in 2008 reflecting a decline in the exercise of employee stock options compared with 2007, which also resulted in a corresponding decrease in tax benefits from share based compensation. As options granted are exercised, the Company will continue to receive proceeds and a tax deduction, but the amount and the timing of these cash flows cannot be reliably predicted as option holders’ decisions to exercise options will be largely driven by movements in the Company’s stock price.
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

     In September 2006, the FASB issued SFAS 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans — an amendment of FASB Statements No. 87, 88, 106 and 132(R). In fiscal 2007, we adopted the recognition provisions of SFAS 158, which requires recognition of the overfunded or underfunded status of a defined benefit plan as an asset or liability. SFAS 158 also requires that companies measure their plan assets and benefit obligations at the end of their fiscal year. The measurement provision of SFAS 158 is effective for fiscal years ending after December 15, 2008. We will not be able to determine the impact of adopting the measurement provision of SFAS 158 until the end of the fiscal year when such valuation is completed.
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
•	Any widespread negative publicity, whether or not based in fact, which affects consumer perceptions about the health, safety or quality of food and beverages served at our restaurants may adversely affect our results.

•	Costs may exceed projections, including costs for food ingredients, labor (including increases in minimum wage, workers compensation and other insurance and healthcare), fuel, utilities, real estate, insurance, equipment, technology, and construction of new and remodeled restaurants. Inflationary pressures affecting the cost of commodities, including speculation and increasing demand for soybeans, corn and other feed grains for use in producing agro fuels and other purposes, may adversely affect our food costs and our operating margins.

•	There can be no assurances that new interior and exterior designs, kitchen enhancements or new equipment will foster increases in sales at remodeled restaurants and yield the desired return on investment.

•	There can be no assurances that our growth objectives in the regional markets in which we operate restaurants will be met or that the new facilities will be profitable. Delays in development, sales softness and restaurant closures may have a material adverse effect on our results of operations. The development and profitability of restaurants can be adversely affected by many factors, including the ability of the Company and its franchisees to select and secure suitable sites on satisfactory terms, costs of construction, and general business and economic conditions. In addition, the availability, cost and terms of financing can impact the ability of franchisees to fulfill their restaurant development commitments.

•	There can be no assurances that we will be able to effectively respond to aggressive competition from numerous and varied competitors (some with significantly greater financial resources) in all areas of business, including new concepts, facility design, competition for labor, new product introductions, promotions, (including value promotions) and discounting. Additionally, the trend toward convergence in grocery, deli, convenience store and other types of food services may increase the number of our competitors.

•	The realization of gains from the sale of company-operated restaurants to existing and new franchisees depends upon various factors, including sales trends, cost trends, and economic conditions. The financing market, including the cost of availability of borrowed funds and the terms required by lenders, can impact the ability of franchisee candidates to purchase franchises and can potentially impact the sales prices and number of franchises sold. The number of franchises sold and the amount of gain realized from the sale of an on-going business may not be consistent from quarter-to-quarter and may not meet expectations. As the number of franchisees increases, our revenues derived from royalties at franchised restaurants will increase, as well as the risk that revenues could be negatively impacted by defaults in payment of royalties. In addition, franchisee business obligations may not be limited to the operation of Jack in the Box restaurants, making them subject to business and financial risks unrelated to the operation of our restaurants. These unrelated risks could adversely affect a franchisee’s ability to make payments to us or to make payments on a timely basis.

•	The costs related to legal claims such as class actions involving employees, franchisees, shareholders or consumers, including costs related to potential settlement or judgments may adversely affect our results.

•	Changes in accounting standards, policies or practices or related interpretations by auditors or regulatory entities, including changes in tax accounting or tax laws may adversely affect our results.

•	The costs or exposures associated with maintaining the security of information and the use of cashless payments may exceed expectations. Such risks include increased investment in technology and costs of compliance with consumer protection and other laws.

•	Significant demographic changes, adverse weather, pressures on consumer spending, economic conditions such as inflation or recession or political conditions such as terrorist activity or the effects of war, or other significant events, particularly in California and Texas where nearly 60% of our restaurants are located; new legislation and governmental regulation; changes in accounting standards; the possibility of unforeseen events affecting the food service industry in general and other factors over which we have no control can each adversely affect our results of operation.
     This discussion of uncertainties is not exclusive. Additional risk factors associated with our business are described in Management’s Discussion and Analysis in this Form 10-Q and in our Annual Report on Form 10-K for fiscal year 2007 filed with the SEC. We do not intend to update these forward-looking statements.
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
     Our primary exposure to risks relating to financial instruments is changes in interest rates. Our credit facility, which is comprised of a revolving credit facility and a term loan, bears interest at an annual rate equal to the prime rate or LIBOR plus an applicable margin based on a financial leverage ratio. As of July 6, 2008, the applicable margin for the LIBOR-based revolving loans and term loan was set at 1.125%.
     We use interest rate swap agreements to reduce exposure to interest rate fluctuations. At July 6, 2008, we had two interest rate swap agreements having an aggregate notional amount of $200.0 million expiring April 1, 2010. These agreements effectively convert a portion of our variable rate bank debt to fixed-rate debt and have an average pay rate of 4.875%, yielding a fixed-rate of 6.00% including the term loan’s applicable margin of 1.125%.
     A hypothetical 100 basis point increase in short-term interest rates, based on the outstanding unhedged balance of our revolving credit facility and term loan at July 6, 2008 would result in an estimated increase of $2.9 million in annual interest expense.
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
     We are also exposed to the impact of commodity and utility price fluctuations related to unpredictable factors such as weather and various other market conditions outside our control. Our ability to recover increased costs through higher prices is limited by the competitive environment in which we operate. From time to time, we enter into futures and option contracts to manage these fluctuations. There were no open commodity futures and option contracts at July 6, 2008.
     At July 6, 2008, we had no other material financial instruments subject to significant market exposure.
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
ITEM 1A. RISK FACTORS
     This report contains forward-looking statements which reflect management’s expectations for the future and are subject to risks and uncertainties. These and other risk factors are briefly discussed under the heading “Cautionary Statements Regarding Forward-Looking Statements” and throughout “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in this Form 10-Q.
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
     Dividends. We did not pay any cash or other dividends during the last two fiscal years with the exception of a stock split that was effected in the form of a stock dividend on October 15, 2007, with shareholders receiving an additional share of stock for each share held. We do not anticipate paying any other dividends in the foreseeable future. Our credit agreement provides for a remaining aggregate amount of $97.4 million for the potential repurchase of our common stock and $50.0 million for the potential payment of cash dividends.

     Stock Repurchases. On November 9, 2007, the Board of Directors authorized a $200.0 million program to repurchase shares of our common stock at prevailing market prices, in the open market or in private transactions, from time to time at management’s discretion, over the next three years. This program was announced November 16, 2007. The following table summarizes shares repurchased pursuant to this program during the quarter ended July 6, 2008:

			(c)
			Total number of	(d)
	(a)	(b)	shares purchased as	Maximum dollar
	Total number	Average	part of publicly	value that may yet
	of shares	price paid	announced	be purchased under
	purchased	per share	programs	the programs

April 14, 2008 — May 11, 2008	—	—	—	$150,000,455
May 12, 2008 — June 8, 2008	1,035,300	$23.87	1,035,300	125,260,195
June 9, 2008 — July 6, 2008	1,055,623	$23.90	1,055,623	100,000,463

Total	2,090,923	$23.89	2,090,923

ITEM 6. EXHIBITS

Number	Description

3.1	Restated Certificate of Incorporation, as amended, which is incorporated herein by reference from the registrant’s Annual Report on Form 10-K for the fiscal year ended October 3, 1999.

3.1.1	Certificate of Amendment of Restated Certificate of Incorporation, which is incorporated herein by reference from the registrant’s Current Report on Form 8-K dated September 21, 2007.

3.2	Amended and Restated Bylaws, which are incorporated herein by reference from the registrant’s Current Report on Form 8-K dated August 7, 2007.

10.1	Credit Agreement dated as of December 15, 2006 by and among Jack in the Box Inc. and the lenders named therein, which is incorporated herein by reference from the registrant’s Current Report on Form 8-K dated December 15, 2006.

10.2	Collateral Agreement dated as of December 15, 2006 by and among Jack in the Box Inc. and the lenders named therein, which is incorporated herein by reference from the registrant’s Current Report on Form 8-K dated December 15, 2006.

10.3	Guaranty Agreement dated as of December 15, 2006 by and among Jack in the Box Inc. and the lenders named therein, which is incorporated herein by reference from the registrant’s Current Report on Form 8-K dated December 15, 2006.

10.4*	Amended and Restated 1992 Employee Stock Incentive Plan, which is incorporated herein by reference from the registrant’s Registration Statement on Form S-8 (No. 333-26781) filed May 9, 1997.

10.5*	Jack in the Box Inc. 2002 Stock Incentive Plan, which is incorporated herein by reference from the registrant’s Definitive Proxy Statement dated January 18, 2002 for the Annual Meeting of Stockholders’ on February 22, 2002.

10.5.1*	Form of Restricted Stock Award for certain executives under the 2002 Stock Incentive Plan, which is incorporated herein by reference from the registrant’s Quarterly Report on Form 10-Q for the quarter ended January 19, 2003.

10.6*	Supplemental Executive Retirement Plan, which is incorporated herein by reference from registrant’s Annual Report on Form 10-K for the fiscal year ended September 30, 2001.

10.6.1*	First Amendment dated as of August 2, 2002 to the Supplemental Executive Retirement Plan, which is incorporated herein by reference from registrant’s Annual Report on Form 10-K for the fiscal year ended September 29, 2002.

10.6.2*	Second Amendment dated as of November 9, 2006 to the Supplemental Executive Retirement Plan, which is incorporated herein by reference from the registrant’s Annual Report on Form 10-K for the year ended October 1, 2006.

10.6.3*	Third Amendment dated as of February 15, 2007 to the Supplemental Executive Retirement Plan, which is incorporated herein by reference from the registrant’s Quarterly Report on Form 10-Q for the quarter ended April 15, 2007.

10.6.4*	Fourth and Fifth Amendments dated as of September 14, 2007 and November 8, 2007, respectively, to the Supplemental Executive Retirement Plan, which is incorporated herein by reference from the registrant’s Annual Report on Form 10-K for the year ended September 30, 2007.

10.7*	Amended and Restated Performance Bonus Plan effective October 2, 2000, which is incorporated herein by reference from the registrant’s Definitive Proxy Statement dated January 13, 2006 for the Annual Meeting of Stockholders on February 17, 2006.

10.7.1*	Bonus Program for Fiscal 2008 Under the Performance Bonus Plan, which is incorporated herein by reference from the registrant’s Current Report on Form 8-K dated September 19, 2007.

Number	Description

10.8*	Deferred Compensation Plan for Non-Management Directors, which is incorporated herein by reference from the registrant’s Definitive Proxy Statement dated January 17, 1995 for the Annual Meeting of Stockholders on February 17, 1995.

10.8.1*	Amended and Restated Deferred Compensation Plan for Non-Management Directors effective November 9, 2006, which is incorporated herein by reference from the registrant’s Annual Report on Form 10-K for the year ended October 1, 2006.

10.9*	Amended and Restated Non-Employee Director Stock Option Plan, which is incorporated herein by reference from the registrant’s Annual Report on Form 10-K for the fiscal year ended Oct. 3, 1999.

10.10*	Form of Compensation and Benefits Assurance Agreement for Executives, which is incorporated herein by reference from the registrant’s Quarterly Report on Form 10-Q for the quarter ended January 20, 2008.

10.10.1*	Qdoba Form of Compensation and Benefits Assurance Agreement for Executives, which is incorporated herein by reference from the registrant’s Quarterly Report on Form 10-Q for the quarter ended April 13, 2008.

10.11*	Form of Indemnification Agreement between Jack in the Box Inc. and certain officers and directors, which is incorporated herein by reference from the registrant’s Annual Report on Form 10-K for the fiscal year ended September 29, 2002.

10.13*	Executive Deferred Compensation Plan, which is incorporated herein by reference from the registrant’s Quarterly Report on Form 10-Q for the quarter ended January 19, 2003.

10.13.1*	First amendment dated September 14, 2007 to the Executive Deferred Compensation Plan, which is incorporated herein by reference from the registrant’s Annual Report on Form 10-K for the year ended September 30, 2007.

10.14*	Qdoba Performance Unit Award Agreement, which is incorporated herein by reference from the registrant’s Quarterly Report on Form 10-Q for the quarter ended April 13, 2008.

10.16*	Amended and Restated 2004 Stock Incentive Plan, which is incorporated herein by reference from the registrant’s Current Report on Form 8-K dated February 24, 2005.

10.16.1*	Form of Restricted Stock Award for certain executives under the 2004 Stock Incentive Plan, which is incorporated herein by reference from the registrant’s Quarterly Report on Form 10-Q for the quarter ended July 8, 2007.

10.16.1(a)*	Form of Restricted Stock Award for officers and certain members of management under the 2004 Stock Incentive Plan, which is incorporated herein by reference from the registrant’s Quarterly Report on Form 10-Q for the quarter ended July 8, 2007.

10.16.2*	Form of Stock Option Awards under the 2004 Stock Incentive Plan, which is incorporated herein by reference from the registrant’s Quarterly Report on Form 10-Q for the quarter ended July 8, 2007.

10.16.3*	Jack in the Box Inc. Non-Employee Director Stock Option Award Agreement under the 2004 Stock Incentive Plan, which is incorporated herein by reference from the registrant’s Current Report on Form 8-K dated November 10, 2005.

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Management contract or compensatory plan.
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

Date: August 6, 2008