Form 10-K
period 2008-09-28
JACK IN THE BOX INC /NEW/
filed 2008-11-21
CIK 807882

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Fiscal Year Ended September 28, 2008

Commission File Number 1-9390

JACK IN THE BOX INC.
(Exact name of registrant as specified in its charter)

Delaware (State of Incorporation)	95-2698708 (I.R.S. Employer Identification No.)
9330 Balboa Avenue, San Diego, CA (Address of principal executive offices)	92123 (Zip Code)

Registrant’s telephone number, including area code (858) 571-2121
Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on Which Registered

Common Stock, $.01 par value	New York Stock Exchange, Inc.

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

The aggregate market value of the common stock held by non-affiliates of the registrant, computed by reference to the closing price reported in the New York Stock Exchange — Composite Transactions as of April 13, 2008, was approximately $1,478.4 million.

Number of shares of common stock, $.01 par value, outstanding as of the close of business November 19, 2008 — 56,768,308.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Proxy Statement to be filed with the Securities and Exchange Commission in connection with the 2009 Annual Meeting of Stockholders are incorporated by reference into Part III hereof.

JACK IN THE BOX INC.

PART I

ITEM 1.	BUSINESS

The Company

Overview.  Jack in the Box Inc. (the “Company”), based in San Diego, California, is a restaurant company that operates and franchises more than 2,600 quick-service and fast-casual restaurants under the brand names Jack in the Box® and Qdoba Mexican Grill®. In fiscal 2008, we generated total revenues from continuing operations of $2.5 billion. References to the Company throughout this Annual Report on Form 10-K are made using the first person notations of “we,” “us” and “our.”

Jack in the Box — The first Jack in the Box restaurant, which offered only drive-thru service, opened in 1951. Jack in the Box is one of the nation’s largest hamburger chains, and, based on the number of units, is the second or third largest quick-service hamburger chain in most of our major markets. As of the end of our fiscal year on September 28, 2008, the Jack in the Box system included 2,158 restaurants in 18 states, of which 1,346 were company-operated and 812 were franchise-operated.

Qdoba Mexican Grill — To supplement our core growth and balance the risk associated with growing solely in the highly competitive hamburger segment of the quick service restaurant (“QSR”) industry, on January 21, 2003, we acquired Qdoba Restaurant Corporation, operator and franchisor of Qdoba Mexican Grill, expanding our growth opportunities into the fast-casual restaurant segment. As of September 28, 2008, the Qdoba system included 454 restaurants in 41 states, as well as the District of Columbia, of which 111 were company-operated and 343 were franchise-operated.

Discontinued Operations — We also operate a proprietary chain of convenience stores called Quick Stuff®, with 61 locations, each built adjacent to a full-size Jack in the Box restaurant and including a major-brand fuel station. In the fourth quarter of 2008, our Board of Directors approved a plan to sell Quick Stuff to maximize the potential of the Jack in the Box and Qdoba brands. Refer to Note 2, Discontinued Operations, in the notes to the consolidated financial statements for more information.

Strategic Plan.  Our Company vision of being a national restaurant company is supported by four key strategic initiatives: (i) grow Jack in the Box and Qdoba Mexican Grill, (ii) reinvent the Jack in the Box brand, (iii) expand franchising operations, and (iv) improve the business model.

Strategic Plan — Growth Strategy.  In addition to driving increases in certain key financial metrics, such as earnings per share and restaurant operating margin, our growth strategy includes increasing same-store sales and new unit growth at Jack in the Box and Qdoba concepts.

•	Jack in the Box Growth. Sales at company-operated Jack in the Box restaurants open more than one year (“same-store sales”) increased 0.2% in fiscal 2008. On a two-year cumulative basis, same-store sales were up 6.3%, primarily due to the progress we have made in reinventing the Jack in the Box brand. We believe our success in executing the brand re-invention strategy will continue to drive customer traffic and grow sales. In fiscal 2008, we opened 23 company-operated restaurants and franchisees opened 15 locations. Restaurant growth in fiscal 2008 included expansion into Denver, Colorado, and three other new contiguous markets in Texas. In 2009, we plan to open 40-45 company and franchise-operated restaurants.

•	Qdoba Growth. In fiscal 2008, 21 company-operated Qdoba restaurants opened, along with 56 franchised locations. Our Qdoba system is primarily franchised, and although our strategy is to continue expanding this fast-casual subsidiary primarily through franchised growth, we plan to increase the number of new company-operated locations, primarily due to the attractive returns these restaurants have generated on our investment. With a substantial number of new restaurants in the development pipeline and system same-store sales growth of 1.6% in fiscal 2008 and 6.2% on a two-year cumulative basis. Qdoba has emerged as a leader in this segment of the restaurant industry. In 2009, we plan to open 60-80 restaurants, including 30-50 franchised locations.

Strategic Plan — Brand Reinvention.  We believe that reinventing the Jack in the Box brand by focusing on the following three initiatives will differentiate us from our competition by offering our guests a better restaurant experience than typically found in the QSR segment:

•	Menu Innovation. We believe that menu innovation and our use of high-quality ingredients will further differentiate Jack in the Box from competitors, strengthen our brand and appeal to a broader base of consumers. In recent years, we have successfully leveraged premium ingredients like sirloin and artisan breads in launching new products unique to our segment of the restaurant industry. In fiscal 2008, we developed several new menu items with three new product platforms including our real fruit smoothies, pita snacks and breakfast bowls. Looking ahead, we have numerous products in various stages of ideation, development and test as we continue to innovate and enhance our menu as a means to further differentiate Jack in the Box from other QSR chains.

•	Service. A second major aspect of brand reinvention is to improve the level and consistency of guest service at our restaurants. Over the last few years we have introduced several internal service initiatives to help us attract higher-quality applicants for team-member positions, improve employee productivity and improve retention levels at our restaurants. These initiatives include access to affordable healthcare for our employees meeting certain requirements, an ESL (English-as-a-second-language) program for our Spanish-speaking team members, and computer-based training in all of our restaurants. We believe these initiatives have contributed to reduce employee turnover at our restaurants to all-time-low levels. Additionally, we are leveraging new technologies to improve speed of service and guest satisfaction. In 2008, we expanded our test of self-serve kiosks, which offer guests an alternative method of ordering inside Jack in the Box restaurants. We plan on installing the kiosks where the frequency of use is expected to be highest, based on restaurants that experienced positive results in the test.

•	Environment. The third element of brand reinvention is the major renovation of our restaurant facilities. In fiscal 2008, 355 restaurants were re-imaged with a comprehensive program that includes a complete redesign of the dining room and common areas. Interior finishes include ceramic tile floors, a mix of seating styles, decorative pendant lighting, and graphics and wall collages. Other elements of the program may include flat-screen televisions, music, new team member uniforms and product packaging, along with new paint schemes, landscaping and other exterior enhancements. We are accelerating the pace at which we will complete the exterior enhancements of our comprehensive restaurant re-image program. By the end of fiscal 2009, the exteriors of all restaurants, including franchise locations, are expected to be re-imaged. Interior elements of the re-image program, including a complete redesign of dining rooms and common areas, are on schedule to be completed system-wide by 2011. In fiscal 2008, we continued to develop our newest restaurant prototype, the Mark 9, which distinguishes Jack in the Box from our competitors through innovative architectural elements and a flexible kitchen design that can accommodate future menu offerings while maximizing productivity and through-put. Nineteen new locations opened during the year with the new design, which features elements of the re-image program along with such distinctive building features as poster marquees, decorative light fixtures, drive-thru viewing windows, and a fireplace with inside and outside viewing. Several energy-efficient and environmentally friendly amenities are in test in our Mark 9 prototype, including tankless hot water heaters, water-saving utilities, solar panels and solar lighting tubes.

Strategic Plan — Expand Franchising.  Our third strategic initiative is to continue expanding our franchising operations to generate higher margins and returns for the Company while creating a business model that is less capital intensive and not as susceptible to cost fluctuations. Through the sale of 109 company-operated Jack in the Box restaurants to franchisees and development of 15 new franchised restaurants, we increased franchise ownership of the Jack in the Box system to approximately 38% at fiscal year end. We remain on track with our long-term goal to increase franchise ownership to approximately 70-80% of the system by the end of fiscal 2013. We also executed development agreements with several franchisees to further expand the Jack in the Box brand in new and existing markets in 2009 and beyond. In fiscal 2009, we expect to refranchise 120-140 Jack in the Box restaurants and add 14-19 new franchised locations to our system. The Qdoba system is predominantly franchised, and we anticipate that future growth will continue to be mostly franchised. In fiscal 2008, Qdoba franchisees opened 56 restaurants in existing and several new markets. We expect Qdoba franchisees to open 30-50 restaurants in fiscal 2009.

Strategic Plan — Improve the Business Model.  This sweeping strategy involves all aspects of our organization to improve restaurant profitability and returns as Jack in the Box transitions to a new business model comprised of predominantly franchised restaurant locations. Our decision to sell our Quick Stuff convenience stores supports our new business model as it will allow us to direct our resources and enable us to maximize the potential of our Jack in the Box and Qdoba brands. We will focus on reducing food, packaging and labor costs through product design, menu innovation, and operations simplification, as well as pricing optimization. As the percentage of franchised locations increases, we expect our selling, general and administrative expenses to continue to decrease as we complete our refranchising strategy and continue reengineering our processes and systems.

Restaurant Concepts

Jack in the Box.  Jack in the Box restaurants offer a broad selection of distinctive, innovative products targeted primarily at the adult fast-food consumer. The Jack in the Box menu features a variety of hamburgers, salads, specialty sandwiches, tacos, drinks, smoothies, real ice cream shakes and side items. Hamburger products include our signature Jumbo Jack®, Sourdough Jack®, Ultimate Cheeseburger and Jack’s 100% Sirloin Burger. Jack in the Box restaurants also offer premium entrée salads and specialty sandwiches to appeal to a broader customer base, including more women and consumers older than the traditional QSR target market of 18-34 year old men. Furthermore, Jack in the Box restaurants offer value-priced products, known as “Jack’s Value Menu,” to compete against price-oriented competitors and because value is important to certain fast-food customers. Jack in the Box restaurants also offer customers both the ability to customize their meals and to order any product, including breakfast items, any time of the day. We believe that our distinctive menu has been instrumental in developing brand loyalty and is appealing to customers with a broad range of food preferences. Furthermore, we believe that, because of our diverse menu, our restaurants are less dependent than other QSR chains on the commercial success of one or a few products.

The Jack in the Box restaurant chain was the first major hamburger chain to develop and expand the concept of drive-thru restaurants. In addition to drive-thru windows, most of our restaurants have seating capacities ranging from 20 to 100 persons and are open 18-24 hours a day. Drive-thru sales currently account for approximately 70% of sales at company-operated restaurants.

The following table summarizes the changes in the number of company-operated and franchised Jack in the Box restaurants since the beginning of fiscal 2004:

	Fiscal Year
	2008	2007	2006	2005	2004

Company-operated restaurants:
Opened	23	42	29	38	56
Sold to franchisees	(109)	(76)	(82)	(58)	(49)
Closed	(4)	(5)	(6)	(5)	(2)
Acquired from franchisees	—	—	—	1	—
End of period total	1,346	1,436	1,475	1,534	1,558
Franchised restaurants:
Opened	15	16	7	11	5
Sold to franchisees	109	76	82	58	49
Closed	(8)	—	—	(1)	—
Acquired from franchisees	—	—	—	(1)	—
End of period total	812	696	604	515	448
System end of period total	2,158	2,132	2,079	2,049	2,006

Qdoba Mexican Grill.  Qdoba restaurants use fresh, high quality ingredients and traditional Mexican flavors fused with popular ingredients from other regional cuisines to give a unique “Nouveau-Mexican” taste to its broad menu. A few examples of Qdoba’s unique flavors are its signature Poblano Pesto and Ancho Chile BBQ sauces. While the great flavors start with the core philosophy of “the fresher the ingredients, the fresher the flavorstm”, our ability to deliver these flavors is made possible by the commitment to professional preparation methods. Throughout each day guacamole is prepared onsite using fresh Hass avocados, black and pinto beans are slow-simmered, shredded beef and pork are slow-roasted and adobo-marinated chicken and steak are flame-grilled. Customer orders are prepared in full view, which gives our guests the control they desire to build a meal that is specifically suited to their individual taste preferences and nutritional needs. We also offer a variety of catering options that can be tailored to feed groups of five to several hundred. Our Hot Taco, Nacho and Naked Burrito Bars come with everything needed, including plates, napkins, serving utensils, chafing stands and sternos. Each Hot Bar is set up buffet-style so diners have the ability to prepare their meal to their liking — just like in the restaurant. The seating capacity at Qdoba restaurants ranges from 60 to 80 persons, including outdoor patio seating at many locations.

The following table summarizes the changes in the number of company-operated and franchised Qdoba restaurants since the beginning of fiscal 2004:

	Fiscal Year
	2008	2007	2006	2005	2004

Company-operated restaurants:
Opened	21	10	13	12	13
Sold to franchisees	—	—	—	(4)	—
Closed	—	—	—	(1)	—
Acquired from franchisees	—	10	—	3	—
End of period total	111	90	70	57	47
Franchised restaurants:
Opened	56	77	58	65	54
Sold to franchisees	—	—	—	4	—
Closed	(18)	(10)	(3)	(3)	(1)
Acquired from franchisees	—	(10)	—	(3)	—
End of period total	343	305	248	193	130
System end of period total	454	395	318	250	177

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

We have a restaurant prototype with different seating capacities to help reduce costs and improve our flexibility in locating restaurants. Management believes that the flexibility provided by the alternative configurations enables the Company to match the restaurant configuration with the specific economic, demographic, geographic and physical characteristics of a particular site. The majority of our Jack in the Box restaurants are constructed on leased land. Typical costs to develop a traditional Jack in the Box restaurant, excluding the land value, range from $1.2 million to $1.8 million. Whenever possible, we use sale and leaseback financing and other means to lower the initial cash investment in a typical Jack in the Box to the cost of equipment, which averages approximately $0.4 million. Qdoba restaurant development costs typically range from $0.5 million to $1.0 million depending on geographic region.

Franchising Program

Jack in the Box.  Our long-term strategy is to grow the percentage of franchise ownership towards a level in the range of 70-80% by the end of fiscal 2013, which is more closely aligned with that of the QSR industry. As of September 28, 2008, franchisees operated 812 Jack in the Box restaurants. We will continue to selectively expand our franchising activities, including refranchising Jack in the Box company-operated restaurants and the development of new restaurants by franchisees. We offer development agreements for construction of one or more new restaurants over a defined period of time and in a defined geographic area. Developers are required to pay a fee, a portion of which may be credited against franchise fees due when restaurants open in the future. Developers may forfeit such fees and lose their rights to future development if they do not maintain the required schedule of openings.

The current Jack in the Box franchise agreement generally provides for an initial franchise fee of $50,000 per restaurant, royalties of 5% of gross sales, marketing fees of 5% of gross sales and, in most instances, a 20-year term. Some existing agreements provide for royalty and marketing fees at rates as low as 4% and royalties as high as 15%. In connection with the sale of a company-operated restaurant, the restaurant equipment and the right to do business at that location are sold to the franchisee. The aggregate price is equal to the negotiated fair market value of the restaurant as a going concern, which depends on various factors, including the history of the restaurant, its location and its sales and cash flow potential. In addition, the land and building are leased or subleased to the franchisee at a negotiated rent, generally equal to the greater of a minimum base rent or a percentage of gross sales. The franchisee is usually required to pay property taxes, insurance and maintenance costs.

We view our non-franchised Jack in the Box restaurants as a potential resource, which, based on our strategic plan, can be sold to a franchisee, thereby providing increased cash flows and gains when sold while still generating future cash flows and earnings through franchise rents and royalties.

Qdoba Mexican Grill.  We plan to continue to grow the Qdoba brand, primarily through increased franchising activities. We typically offer area development agreements for the construction of 5 to 20 new restaurants over a defined period of time and in a defined geographic area for a development fee, a portion of which may be credited against franchise fees due for restaurants to be opened in the future. If the developer does not maintain the required schedule of openings, they may forfeit such fees and lose their rights to future development. The current Qdoba franchise agreement provides for an initial franchise fee of $30,000 per restaurant, royalties of 5% of gross sales, marketing fees of up to 2% of gross sales and, in most instances, a 10-year term with a 10-year option to extend.

Restaurant Operations

Restaurant Management.  Restaurants are operated by a company-employed manager or a franchisee that is directly responsible for the operations of the restaurant, including product quality, service, food safety, cleanliness, inventory, cash control and the conduct and appearance of employees. Our restaurant managers are required to attend extensive management training classes involving a combination of classroom instruction and on-the-job training in specially designated training restaurants. Restaurant managers and supervisory personnel train other restaurant employees in accordance with detailed procedures and guidelines using training aids available at each location. We also use an interactive system of computer-based training (“CBT”), with a touch-screen computer terminal at our Jack in the Box restaurants. The CBT technology incorporates audio, video and text, all of which are updated on the computer via satellite technology. CBT is also designed to reduce the administrative demands on restaurant managers.

Regional vice presidents or regional directors supervise area coaches who supervise restaurant managers. Under our performance system, regional vice presidents, regional directors, area coaches and restaurant managers are eligible for periodic bonuses based on achievement of location sales, our “Voice of the Guest” consumer feedback program, profitability and/or certain other operational performance standards.

Customer Satisfaction.  We devote significant resources toward ensuring that all restaurants offer quality food and good service. Emphasis is placed on ensuring that ingredients are delivered timely to the restaurants. Restaurant food production systems are continuously developed and improved, and we train our employees to be dedicated to delivering consistently good service. Through our network of distribution, quality assurance, facilities services and restaurant management personnel, we standardize specifications for food preparation and service, employee conduct and appearance, and the maintenance and repair of our premises. Operating specifications and procedures are documented in on-line reference manuals and CBT presentations. During fiscal 2008, most Jack in the Box restaurants received at least two quality, food safety and cleanliness inspections. In addition, our “Voice of the Guest” program provides restaurant managers with guest surveys each period regarding their Jack in the Box experience. In 2008, we received more than one million guest survey responses. We also receive guest feedback through our 800 number.

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

In addition, our HACCP system uses ServSafe®, a nationally recognized food-safety training and certification program administered in partnership with the National Restaurant Association. Jack in the Box Inc. is a member of the International Food Safety Council, a coalition of industry members of the National Restaurant Association that have demonstrated a corporate commitment to food safety. Our standards require that all restaurant managers and grill employees receive special grill certification training and be certified annually.

Purchasing and Distribution

We provide purchasing, warehouse and distribution services for all Jack in the Box company-operated restaurants and nearly 72% of our franchise-operated restaurants. The remaining Jack in the Box franchisees participate in a purchasing cooperative they formed in 1996 and contract with another supplier for distribution services. As of September 28, 2008, we also provide these services to nearly 46% of Qdoba’s company and franchise-operated restaurants. The remaining Qdoba restaurants purchase product from approved suppliers and distributors. Some products, primarily dairy and bakery items, are delivered directly by approved suppliers to both company and franchise-operated restaurants. Regardless of whether we provide distribution services to a restaurant or not, we require that all suppliers meet our strict HACCP program standards previously discussed. The primary commodities purchased by the restaurants are beef, poultry, pork, cheese and produce. We monitor the primary commodities we purchase in order to minimize the impact of fluctuations in price and availability, and make advance purchases of commodities when considered to be advantageous. However, certain commodities remain subject to price fluctuations. All essential food and beverage products are available, or can be made available, upon short notice from alternative qualified suppliers.

Information Systems

We have centralized financial and accounting systems for company-operated restaurants, which we believe are important in analyzing and improving profit margins and accumulating marketing information for analysis. Our restaurant satellite-enabled software allows for daily, weekly and monthly polling of sales, inventory and labor data from the restaurants. We use a standardized Windows-based touch screen point-of-sale (“POS”) platform in our Jack in the Box company and franchised restaurants, which allows us to accept credit cards and JACK CA$H®, our re-loadable gift cards. We have an order confirmation system with color screens, and contactless payment technology throughout our system which allows us to accept new credit card types and to prepare for future innovation. We have also developed business intelligence systems to provide visibility to the key metrics in the operation of the restaurants. We use an interactive computer-based training (“CBT”) system in our Jack in the Box restaurants as the standard training tool for new hire training and periodic workstation re-certifications, and have a labor scheduling system to assist in managing labor hours based on forecasted sales volumes. We also have a highly reliable inventory management system, which provides consistent deliveries to our restaurants with excellent control over food safety. To support order accuracy and speed of service, our drive-thru restaurants use order confirmation screens. Qdoba restaurants use POS software with touch screens, accept debit and credit cards at all locations and use back-of-the-restaurant software to control purchasing, inventory, food and labor costs. These software products have been customized to meet Qdoba’s operating standards.

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

Employees

At September 28, 2008, we had approximately 42,700 employees, of whom 40,800 were restaurant employees, 900 were corporate personnel, 500 were distribution employees and 500 were field management and administrative personnel. Employees are paid on an hourly basis, except certain restaurant managers, operations and corporate management, and certain administrative personnel. We employ both full and part-time restaurant employees in order to provide the flexibility necessary during peak periods of restaurant operations.

We have not experienced any significant work stoppages and believe our labor relations are good. Over the last several years, we have realized improvements in our hourly restaurant employee retention rate. In 2005 and 2008, Jack in the Box and Qdoba, respectively, received the Spirit Award, an honor awarded by Nation’s Restaurant News and the National Restaurant Association Educational Foundation to the restaurant companies with the most innovative workforce programs for enhancing employee satisfaction. We support our employees, including part-time workers, by offering competitive wages, competitive benefits, including a pension plan for all of our employees meeting certain requirements, and discounts on dining. Furthermore, in September 2004, Jack in the Box began offering all hourly employees meeting certain minimum service requirements access to health coverage, including vision and dental benefits. As an additional incentive to team members with more than a year of service, we will pay a portion of their premiums. We also provide our restaurant employees with a program called “Sed de Saber” (Thirst for Knowledge), an electronic home study program to assist Spanish-speaking restaurant employees in improving their English skills. We expect these programs will further reduce turnover, as well as training costs and workers’ compensation claims.

Executive Officers

The following table sets forth the name, age (as of September 28, 2008), position and years with the Company of each person who is an executive officer of Jack in the Box Inc.:

			Years with
Name	Age	Positions	the Company

Linda A. Lang	50	Chairman of the Board and Chief Executive Officer	21
Paul L. Schultz	54	President and Chief Operating Officer	35
Jerry P. Rebel	51	Executive Vice President and Chief Financial Officer	5
Carlo E. Cetti	64	Senior Vice President, Human Resources and Strategic Planning	27
David M. Theno, Ph.D.	57	Senior Vice President, Chief Product Safety Officer	15
Phillip H. Rudolph	50	Senior Vice President, General Counsel and Secretary	1
Terri F. Graham	43	Senior Vice President, Chief Marketing Officer	18
Carol A. DiRaimo	47	Vice President, Investor Relations and Corporate Communications	—
Gary J. Beisler	52	Chief Executive Officer and President, Qdoba Restaurant Corporation	5

Ms. Lang has been Chairman of the Board and Chief Executive Officer since October 2005. She was President and Chief Operating Officer from November 2003 to October 2005, and was Executive Vice President from July 2002 to November 2003. From 1996 through July 2002, Ms. Lang held officer-level positions with marketing or operations responsibilities.

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

Dr. Theno was Senior Vice President, Quality and Logistics from May 2001 until 2008 and Chief Product Safety Officer until his retirement on September 28, 2008.

Mr. Rudolph has been Senior Vice President, General Counsel and Secretary since November 2007. Prior to joining the Company, he was Vice President and General Counsel for Ethical Leadership Group, a consulting firm based in Wilmette, Illinois, providing strategic consulting in ethics, compliance and corporate responsibility for major corporations worldwide from January 2006 to October 2007. He was a partner in the Washington, D.C. office of Foley Hoag, LLP from August 2003 to December 2005 and in solo practice from April 2003 to July 2003. He was a Vice President at McDonald’s Corporation from March 1998 to March 2003 where, among other roles, he served as U.S. and international general counsel. Before joining McDonald’s, Mr. Rudolph spent 15 years with the law firm of Gibson, Dunn & Crutcher LLP, the last seven of which he spent as a litigation partner in the firm’s Washington, D.C. office. Mr. Rudolph has more than 25 years of legal experience.

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

Ms. DiRaimo has more than 19 years of experience in the restaurant industry. She was most recently the Vice President of Investor Relations for Applebee’s International, Inc. During her 14-year career with Applebee’s, the last seven of which she managed the investor relations function, Ms. DiRaimo served in a variety of capacities, including financial planning and reporting, treasury, and corporate analysis. Before joining Applebee’s in 1993, she worked at Gilbert/Robinson Restaurants Inc., which operated more than 100 casual and specialty restaurants. A certified public accountant, Ms. DiRaimo also has six years of public accounting experience with Deloitte.

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

Regulation

Each restaurant is subject to regulation by federal agencies, as well as licensing and regulation by state and local health, sanitation, safety, fire, zoning, building and other departments. Difficulties or failures in obtaining and maintaining any required permits, licensing or approval could result in closures of existing restaurants or delays or cancellations in the opening of new restaurants.

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

We are subject to certain guidelines under the Americans with Disabilities Act of 1990 and various state codes and regulations, which require restaurants to provide full and equal access to persons with physical disabilities. To comply with such laws and regulations, the cost of remodeling and developing restaurants has increased.

We are also subject to various federal, state and local laws regulating the discharge of materials into the environment. The cost of complying with these laws increases the cost of operating existing restaurants and developing new restaurants. Additional costs relate primarily to the necessity of obtaining more land, landscaping and storm drainage control and the cost of more expensive equipment necessary to decrease the amount of effluent emitted into the air, ground and surface waters.

Our Qdoba restaurants and Quick Stuff convenience stores sell alcoholic beverages, which require licensing. The regulations governing licensing may impose requirements on licensees including minimum age of employees, hours of operation, advertising and handling of alcoholic beverages. The failure of a Qdoba Mexican Grill restaurant or Quick Stuff convenience store to obtain or retain a license could adversely affect the store’s results of operations. We have processes in place to monitor compliance with applicable laws and regulations governing alcoholic beverages.

Company Website

The Company’s primary website can be found at www.jackinthebox.com. We make available free of charge at this website (under the caption “Investors — SEC Filings”) all of our reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, including our Annual Report on Form 10-K, our Quarterly Reports on Form 10-Q and our Current Reports on Form 8-K and amendments to those reports. These reports are made available on the website as soon as reasonably practicable after their filing with, or furnishing to, the Securities and Exchange Commission.

Forward-Looking Statements

From time to time, we make oral and written forward-looking statements that reflect our current expectations regarding future results of operations, economic performance, financial condition and achievements of the Company. A forward-looking statement is neither a prediction nor a guarantee of future events. Whenever possible, we try to identify these forward-looking statements by using words such as “anticipate,” “assume,” “believe,” “estimate,” “expect,” “forecast,” “goals,” “guidance,” “intend,” “plan,” “project,” “may,” “will,” “would,” and similar expressions. Certain forward-looking statements are included in this Form 10-K, principally in the sections captioned “Business,” “Legal Proceedings,” the “Consolidated Financial Statements” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” including statements regarding our strategic plans and operating strategies. Although we believe that the expectations reflected in our forward-looking statements are based on reasonable assumptions, such expectations may prove to be materially incorrect due to known and unknown risks and uncertainties.

In some cases, information regarding certain important factors that could cause actual results to differ materially from any forward-looking statement appears together with such statement. In addition, the factors described under “Risk Factors” and “Critical Accounting Estimates,” as well as other possible factors not listed, could cause actual results and/or goals to differ materially from those expressed in forward-looking statements. As a result investors should not place undue reliance on such forward-looking statements, which speak only as of the date of this report. The Company is under no obligation to update forward-looking statements whether as a result of new information or otherwise.

ITEM 1A.	RISK FACTORS

We caution you that our business and operations are subject to a number of risks and uncertainties. The factors listed below are important factors that could cause actual results to differ materially from our historical results and from projections in forward-looking statements contained in this report, in our other filings with the SEC, in our news releases and in oral statements by our representatives. However, other factors that we do not anticipate or that we do not consider significant based on currently available information may also have an adverse effect on our results.

Risks Related to the Food Service Industry.  Food service businesses may be materially and adversely affected by changes in consumer tastes, national and regional economic and political conditions, and changes in consumer eating habits, whether based on new information regarding diet, nutrition and health, or otherwise. Recessionary economic conditions including higher levels of unemployment, could reduce consumer confidence, decrease the level of consumer spending and negatively impact restaurant sales and profits. The performance of individual restaurants may be adversely affected by factors such as traffic patterns, demographics and the type, number and location of competing restaurants, as well as local economic, regulatory and political conditions, terrorist acts or government responses, weather conditions and catastrophic events such as earthquakes, fires, floods or other natural disasters.

Multi-unit food service businesses such as ours can also be materially and adversely affected by widespread negative publicity of any type, particularly regarding food quality, fat content, illness (such as epidemics or the prospect of a pandemic such as avian flu), obesity, safety, injury or other health concerns with respect to certain foods. Adverse publicity in these areas could damage the trust customers place in our brand. To minimize the risk of food-borne illness, we have implemented a HACCP system for managing food safety and quality. Nevertheless, the risk of food-borne illness cannot be completely eliminated. Any outbreak of such illness attributed to our restaurants or within the food service industry or any widespread negative publicity regarding our brands or the restaurant industry in general could cause a decline in our sales and have a material adverse effect on our financial condition and results of operations.

Dependence on frequent deliveries of fresh produce and groceries subjects food service businesses, such as ours, to the risk that shortages or interruptions in supply, caused by adverse weather or other conditions, could adversely affect the availability, quality and cost of ingredients. In addition, unfavorable trends or developments concerning factors such as inflation, increased cost of food, labor, fuel, utilities, technology, insurance and employee benefits (including increases in hourly wages, workers’ compensation and other insurance costs and premiums), increases in the number and locations of competing restaurants, regional weather conditions and the availability of qualified, experienced management and hourly employees, may also adversely affect the food service industry in general. Because our restaurants are predominantly company-operated, we may have greater exposure to operating cost issues than chains that are primarily franchised. Exposure to these fluctuating costs, including anticipated increases in commodity costs, could negatively impact our margins. Changes in economic conditions affecting our customers, such as inflation or recessionary conditions, could reduce traffic in some or all of our restaurants or impose practical limits on pricing, either of which could negatively impact profitability and have a material adverse effect on our financial condition and results of operations. Our continued success will depend in part on our ability to anticipate, identify and respond to changing conditions.

Risks Associated with Development.  We intend to grow by developing additional company-owned restaurants and through new restaurant development by franchisees. Development involves substantial risks, including the risk of (i) the availability of financing for the Company and for franchisees at acceptable rates and terms, (ii) development costs exceeding budgeted or contracted amounts, (iii) delays in completion of construction, (iv) the inability to identify, or the unavailability of suitable sites on acceptable leasing or purchase terms, (v) developed properties not achieving desired revenue or cash flow levels once opened, (vi) the unpredicted negative impact of a new restaurant upon sales at nearby existing restaurants, (vii) competition for suitable development sites; (viii) incurring substantial unrecoverable costs in the event a development project is abandoned prior to completion, (ix) the inability to obtain all required governmental permits, including, in appropriate cases, liquor licenses; (x) changes in governmental rules, regulations, and interpretations (including interpretations of the requirements of the Americans with Disabilities Act), and (xi) general economic and business conditions.

Although we intend to manage our development to reduce such risks, we cannot assure you that present or future development will perform in accordance with our expectations. We cannot assure you that we will complete the development and construction of the facilities, or that any such development will be completed in a timely manner or within budget, or that any restaurants will generate our expected returns on investment. Tight credit markets may also slow our franchisees’ plans for growth, whether through new restaurant openings or acquisition of company-owned restaurants. Our inability to expand in accordance with our plans or to manage our growth could have a material adverse effect on our results of operations and financial condition.

Reliance on Certain Geographic Markets.  Because approximately 60% of our restaurants are located in the states of California and Texas, the economic conditions, state and local laws, government regulations and weather conditions affecting those states may have a material impact upon our results.

Risks Related to Entering New Markets.  Our growth strategy includes opening restaurants in markets where we have no existing locations. We cannot assure you that we will be able to successfully expand or acquire critical market presence for our brands in new geographical markets, as we may encounter well-established competitors with substantially greater financial resources. We may be unable to find attractive locations, acquire name recognition, successfully market our products and attract new customers. Competitive circumstances and consumer characteristics in new market segments and new geographical markets may differ substantially from those in the market segments and geographical markets in which we have substantial experience. It may also be difficult for us to recruit and retain qualified personnel to manage restaurants. We cannot assure you that we will be able to profitably operate new company-operated or franchised restaurants in new geographical markets. Management decisions to curtail or cease investment in certain locations or markets may result in impairment charges.

Competition.  The restaurant industry is highly competitive with respect to price, service, location, personnel, advertising, brand identification and the type and quality of food, and there are many well-established competitors.

Each of our restaurants competes directly and indirectly with a large number of national and regional restaurant chains, as well as with locally-owned quick-service restaurants, fast-casual restaurants, sandwich shops and similar types of businesses. The trend toward convergence in grocery, deli and restaurant services may increase the number of our competitors. Such increased competition could decrease the demand for our products and negatively affect our sales and profitability. Some of our competitors have substantially greater financial, marketing, operating and other resources than we have, which may give them a competitive advantage. Certain of our competitors have introduced a variety of new products and engaged in substantial price discounting in the past and may adopt similar strategies in the future. Our promotional strategies or other actions during unfavorable competitive conditions may adversely affect our margins. We plan to take various steps in connection with our on-going “brand re-invention” strategy, including making improvements to the facility image at our restaurants, introducing new, higher-quality products, discontinuing certain menu items, and implementing new service and training initiatives. However, there can be no assurance (i) that our facility improvements will foster increases in sales and yield the desired return on investment, (ii) of the success of our new products, initiatives or our overall strategies or (iii) that competitive product offerings, pricing and promotions will not have an adverse effect upon our sales results and financial condition. We have an on-going “profit improvement program” which seeks to improve efficiencies and lower costs in all aspects of operations. Although we have been successful in improving efficiencies and reducing costs in the past, there is no assurance that we will be able to continue to do so in the future.

Risks Related to Increased Labor Costs.  We have a substantial number of employees who are paid wage rates at or slightly above the minimum wage. As federal, state and local minimum wage rates increase, our labor costs will increase. If competitive pressures or other factors prevent us from offsetting the increased costs by increases in prices, our profitability may decline. In addition, various proposals that would require employers to provide health insurance for all of their employees are currently being considered in Congress and various states. We offer access to healthcare benefits to our restaurant team members. The imposition of any requirement that we provide health insurance to all employees on terms materially different from our existing programs would have a material adverse impact on our results of operations and financial condition.

Risks Related to Advertising.  Some of our competitors have greater financial resources, which enable them to purchase significantly more television and radio advertising than we are able to purchase. Should our competitors increase spending on advertising and promotion, should the cost of television or radio advertising increase or our advertising funds decrease for any reason, including implementation of reduced spending strategies, or should our advertising and promotion be less effective than our competitors, there could be a material adverse effect on our results of operations and financial condition. The trend toward fragmentation in the media favored by our target consumers may dilute the effectiveness of our advertising dollars.

Taxes.  Our income tax provision is sensitive to expected earnings and, as expectations change, our income tax provisions may vary from quarter-to-quarter and year-to-year. In addition, from time to time, we may take positions for filing our tax returns that differ from the treatment for financial reporting purposes. The ultimate outcome of such positions could have an adverse impact on our effective tax rate.

Risks Related to Achieving Increased Franchise Ownership.  At September 28, 2008, approximately 38% of the Jack in the Box restaurants were franchised. Our plan to increase the percentage of franchise restaurants and move towards a level in the range of franchise ownership more closely aligned with that of the quick service restaurant industry is subject to risks and uncertainties. We may not be able to identify franchisee candidates with appropriate experience and financial resources or to negotiate mutually acceptable agreements with them. Our franchisee candidates may not be able to obtain financing at acceptable rates and terms. Current credit markets may slow the rate at which we are able to refranchise. We may not be able to increase the percentage of franchised restaurants at the annual rate we desire or achieve the ownership mix of franchise to company-operated restaurants that we desire. Our ability to sell franchises and to realize gains from such sales is uncertain. Sales of our franchises and the realization of gains from franchising may vary from quarter-to-quarter and year-to-year, and may not meet expectations. Risks Related to Franchise Operations The opening and success of franchised restaurants depends on various factors, including the demand for our franchises, the selection of appropriate franchisee candidates, the availability of suitable sites, the negotiation of acceptable lease or purchase terms for new locations, permitting and regulatory compliance, the ability to meet construction schedules, the availability of financing, and the financial and other capabilities of our franchisees and developers. See “Risks Associated with Our Development” above. We cannot assure you that developers planning the opening of franchised restaurants will have the business abilities or sufficient access to financial resources necessary to open the restaurants required by their agreements. As the number of franchisees increases, our revenues derived from royalties at franchised restaurants will increase, as will the risk that revenues could be negatively impacted by defaults in the payment of royalties. In addition, franchisee business obligations may not be limited to the operation of Jack in the Box restaurants, making them subject to business and financial risks unrelated to the operation of our restaurants. These unrelated risks could adversely affect a franchisee’s ability to make payments to us or to make payments on a timely basis. -We cannot assure you that franchisees will successfully participate in our strategic initiatives or operate their restaurants in a manner consistent with our concept and standards. There are significant risks to our business if a franchisee, particularly one who operates a large number of restaurants, fails to adhere to our standards and projects an image inconsistent with our brand.

Risks Related to Government Regulations.  See “Business — Regulation”. The restaurant industry is subject to extensive federal, state and local governmental regulations. The trend of increasing the amount and complexity of regulations, including regulations relating to the preparation, labeling, advertising and sale of food and those relating to building and zoning requirements may increase both our costs of compliance and our exposure to claims of violation of law. The Company and its franchisees are also subject to licensing and regulation by state and local departments relating to health, sanitation and safety standards, liquor licenses, and laws governing our relationships with employees, including work eligibility requirements. Changes in, or failure to comply with these laws and regulations could subject us to fines or legal actions. See also “Risks Related to Increased Labor Costs” above. We are also subject to federal regulation and certain state laws, which govern the offer and sale, termination and renewal of franchises. Many state franchise laws impose substantive requirements on franchise agreements, including limitations on noncompetition provisions and on provisions concerning the termination or nonrenewal of a franchise. Some states require that certain materials be registered before franchises can be offered or sold in that state. The failure to obtain or retain licenses or approvals to sell franchises could adversely affect us and our franchisees. We are subject to consumer protection and other laws and regulations governing the security of information. The costs of compliance, including increased investment in technology in order to protect such information, may negatively impact our margins. Changes in, and the cost of compliance with, government regulations could have a material adverse effect on our operations.

Risks Related to Computer Systems and Information Technology.  We rely on computer systems and information technology to conduct our business. A material failure or interruption of service or a breach in security of our computer systems could cause reduced efficiency in operations, loss of data and business interruptions, and significant capital investment could be required to rectify the problems. In addition, any security breach involving our point of sale or other systems could result in loss of consumer confidence and potential costs associated with consumer fraud.

Risks Related to Interest Rates.  We have exposure to changes in interest rates based on our financing, investing and cash management activities. Changes in interest rates could materially impact our profitability.

Risks Related to Availability of Credit.  To the extent that banks in our revolving credit facility become insolvent this could limit our ability to borrow to the full level of our facility.

Risks Related to the Failure of Internal Controls.  We maintain a documented system of internal controls, which is reviewed and monitored by an Internal Controls Committee and tested by the Company’s full time Internal Audit Department. The Internal Audit Department reports to the Audit Committee of the Board of Directors. We believe we have a well-designed system to maintain adequate internal controls on the business, however, we cannot be certain that our controls will be adequate in the future or that adequate controls will be effective in preventing errors or fraud. If our internal controls are ineffective, we may not be able to accurately report our financial results or prevent fraud. Any failures in the effectiveness of our internal controls could have a material adverse effect on our operating results or cause us to fail to meet reporting obligations.

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

Risks Related to Leverage.  The Company has a $565.0 million credit facility, which is comprised of a $150.0 million revolving credit facility and a $415.0 million term loan. Increased leverage resulting from borrowings under the credit facility could have certain material adverse effects on the Company, including, but not limited to the following: (i) our credit rating may be reduced; (ii) our ability to obtain additional financing in the future for acquisitions, working capital, capital expenditures, and general corporate or other purposes could be impaired, or any such financing may not be available on terms favorable to us; (iii) a substantial portion of our cash flows could be required for debt service and, as a result, might not be available for our operations or other purposes; (iv) any substantial decrease in net operating cash flows or any substantial increase in expenses could make it difficult for us to meet our debt service requirements or force us to modify our operations or sell assets; (v) our ability to withstand competitive pressures may be decreased; and (vi) our level of indebtedness may make us more vulnerable to economic downturns and reduce our flexibility in responding to changing business, regulatory and economic conditions. Our ability to repay expected borrowings under our credit facility and to meet our other debt or contractual obligations (including compliance with applicable financial covenants) will depend upon our future performance and our cash flows from operations, both of which are subject to prevailing economic conditions and financial, business and other known and unknown risks and uncertainties, certain of which are beyond our control.

Risks of Market Volatility.  Many factors affect the trading price of our stock, including factors over which we have no control, such as reports on the economy or the price of commodities, as well as negative or positive announcements by competitors, regardless of whether the report relates directly to our business. In addition to investor expectations about our prospects, trading activity in our stock can reflect the portfolio strategies and investment allocation changes of institutional holders and non-operating initiatives such as a share repurchase program. Any failure to meet market expectations whether for sales growth rates, refranchising goals, earnings per share or other metrics could cause our share price to drop.

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

Litigation.  Litigation trends and potential class actions by consumers, shareholders and employees, and the costs and other effects of legal claims by employees, franchisees, customers, vendors, stockholders and others, including settlement of those claims, may negatively impact our results.

ITEM 1B.	UNRESOLVED STAFF COMMENTS

None.

ITEM 2.	PROPERTIES

The following table sets forth information regarding our Jack in the Box and Qdoba restaurant properties as of September 28, 2008.

	Company-
	Operated	Franchised	Total

Company-owned restaurant buildings:
On company-owned land	154	87	241
On leased land	439	177	616

Subtotal	593	264	857
Company-leased restaurant buildings on leased land	864	425	1,289
Franchise directly-owned or directly-leased restaurant buildings	—	466	466

Total restaurant buildings	1,457	1,155	2,612

Our leases generally provide for fixed rental payments (with cost-of-living index adjustments) plus real estate taxes, insurance and other expenses. In addition, less than 20% of the leases provide for contingent rental payments between 1% and 13% of the restaurant’s gross sales once certain thresholds are met. We have generally been able to renew our restaurant leases as they expire at then-current market rates. The remaining terms of ground leases range from approximately one year to 46 years, including optional renewal periods. The remaining lease terms of our other leases range from approximately one year to 49 years, including optional renewal periods. At September 28, 2008, our leases had initial terms expiring as follows:

	Number of Restaurants
		Land and
	Ground	Building
Fiscal Year	Leases	Leases

2009 - 2013	178	317
2014 - 2018	105	470
2019 - 2023	200	421
2024 and later	133	81

Our principal executive offices are located in San Diego, California in an owned facility of approximately 150,000 square feet. We also own our 70,000 square foot Innovation Center and approximately four acres of undeveloped land directly adjacent to it. Qdoba’s corporate support center is located in a leased facility in Wheat Ridge, Colorado. We also lease seven distribution centers, with remaining terms ranging from three to 17 years, including optional renewal periods.

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

The Company did not submit any matter during the fourth quarter of fiscal 2008 to a vote of its stockholders, through the solicitation of proxies or otherwise.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information.  The following table sets forth the high and low sales prices for our common stock during the fiscal quarters indicated, as reported on the New York Stock Exchange — Composite Transactions and has been adjusted to reflect the two-for-one split of our common stock that was effected in the form of a 100% stock dividend on October 15, 2007:

	12 Weeks Ended			16 Weeks Ended
	Sept. 28,	July 6,	Apr. 13,	Jan. 20,
	2008	2008	2008	2008

High	$30.35	$28.27	$29.89	$35.13
Low	17.79	21.49	22.57	22.68

	12 Weeks Ended			16 Weeks Ended
	Sept. 30,	July 8,	Apr. 15,	Jan. 21,
	2007	2007	2007	2007

High	$36.85	$39.77	$36.07	$32.30
Low	26.50	32.60	30.03	25.83

Dividends.  We did not pay any cash or other dividends during the last two fiscal years. Effective October 15, 2007, a stock split was effected in the form of a stock dividend, with shareholders receiving an additional share of stock for each share held. We do not anticipate paying dividends in the foreseeable future. Our credit agreement provides for a remaining aggregate amount of $97.4 million for the repurchase of our common stock and $50.0 million for the potential payment of cash dividends.

Stock Repurchases.  In November 2007, the Board approved a program to repurchase up to $200.0 million in shares of our common stock over three years expiring November 9, 2010. As of September 28, 2008, the total remaining amount authorized for repurchase was $100.0 million. There were no stock repurchases during the quarter ended September 28, 2008.

Stockholders.  As of September 28, 2008, there were 580 stockholders of record.

Securities Authorized for Issuance Under Equity Compensation Plans.  The following table summarizes the equity compensation plans under which Company common stock may be issued as of September 28, 2008. Stockholders of the Company approved all plans.

(c)
	(a)		Number of Securities
	Number of		Remaining for
	Securities to be		Future Issuance
	Issued Upon Exercise of	(b)	Under Equity
	Outstanding	Weighted-Average	Compensation Plans
	Options, Warrants	Exercise Price of	(Excluding Securities
	and Rights(1)	Outstanding Options(1)	Reflected in Column(a))(2)

Equity compensation plans approved by security holders.	5,684,287	$20.62	2,010,077

(1)	Includes shares issuable in connection with our outstanding stock options, performance-vested stock awards and non-management director deferred stock equivalents. The weighted-average exercise price in column (b) includes the weighted-average exercise price of stock options only.

(2)	Includes 173,185 shares that are reserved for issuance under our Employee Stock Purchase Plan.

Performance Graph.  The following graph compares the cumulative return to holders of the Company’s common stock at September 30th of each year (except 2004 when the comparison date is October 3 due to the fifty-third week in fiscal 2004) to the yearly weighted cumulative return of a Restaurant Peer Group Index and to the Standard & Poor’s (“S&P”) 500 Index for the same period.

The below comparison assumes $100 was invested on September 30, 2003 in the Company’s common stock and in the comparison group, and assumes reinvestment of dividends. The Company paid no dividends during these periods.

	2003	2004	2005	2006	2007	2008
Jack in the Box Inc.	$100	$178	$168	$293	$364	$237
S & P 500 Index	$100	$114	$128	$142	$165	$129
Restaurant Peer Group	$100	$113	$126	$148	$138	$96

(1)	Jack in the Box Inc. Restaurant Peer Group Index is comprised of the following companies: Brinker International, Inc.; CBRL Group, Inc.; Cheesecake Factory Inc.; CKE Restaurants, Inc.; Darden Restaurants Inc.; Panera Bread Company; PF Chang’s China Bistro Inc.; Ruby Tuesday, Inc.; Sonic Corp. and Wendys-Arbys Group Inc..

ITEM 6.	SELECTED FINANCIAL DATA

Our fiscal year is 52 or 53 weeks, ending the Sunday closest to September 30. Fiscal 2004 includes 53 weeks; all other years include 52 weeks. The selected financial data reflects Quick Stuff as a discontinued operation for all years presented. The following selected financial data of Jack in the Box Inc. for each fiscal year was extracted or derived from our audited financial statements.

	Fiscal Year
	2008	2007	2006	2005	2004(1)

Statements of Earnings Data:
Total revenues	$2,539,561	$2,513,431	$2,381,244	$2,269,477	$2,192,612
Costs of revenues	2,102,467	2,042,781	1,945,947	1,871,128	1,805,537
Selling, general and administrative expenses	287,555	291,745	298,436	272,087	262,809
Gains on sale of company-operated restaurants	(66,349)	(38,091)	(40,464)	(22,093)	(16,146)

Total operating costs and expenses	2,323,673	2,296,435	2,203,919	2,121,122	2,052,200

Earnings from operations	215,888	216,996	177,325	148,355	140,412

Interest expense, net(2)	27,428	23,335	12,056	13,389	25,391
Income taxes	70,251	68,982	58,845	45,405	41,850

Earnings from continuing operations	$118,209	$124,679	$106,424	$89,561	$73,171

Earnings per Share and Share Data:
Earnings per share from continuing operations:
Basic	$2.03	$1.91	$1.52	$1.26	$1.01
Diluted	$1.99	$1.85	$1.48	$1.21	$0.99
Weighted-average shares outstanding — Diluted(3)	59,445	67,263	71,834	73,876	73,923
Market price at year-end	$22.06	$32.42	$26.09	$14.95	$16.16
Other Operating Data:
Jack in the Box change in same-store sales	0.2%	6.1%	4.8%	2.4%	4.6%
Jack in the Box restaurant operating margin	16.0%	17.9%	17.5%	16.9%	17.0%
SG&A rate	11.3%	11.6%	12.5%	12.0%	12.0%
Capital expenditures	$180,569	$154,182	$150,032	$126,134	$120,065
Balance Sheet Data (at end of period):
Total assets	$1,498,418	$1,374,690	$1,513,499	$1,332,606	$1,320,527
Long-term debt(2)	516,250	427,516	254,231	290,213	297,092
Stockholders’ equity(4)	457,111	409,585	706,633	562,085	550,870

(1)	Fiscal 2004 includes 53 weeks. All other periods presented include 52 weeks. The additional week in fiscal 2004 added approximately $0.01 per diluted share to net earnings.

(2)	Fiscal 2008 and 2007 reflect higher bank borrowings associated with our revolver and credit facility.

(3)	Weighted-average shares reflects the impact of common stock repurchases under Board approved programs.

(4)	Fiscal 2007 includes a reduction in stockholders’ equity of $363.4 million related to shares repurchased and retired during the year.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

For an understanding of the significant factors that influenced our performance during the past three fiscal years, we believe our Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) should be read in conjunction with the Consolidated Financial Statements and related Notes included in this Annual Report as indexed on page F-1.

All comparisons under this heading among 2008, 2007 and 2006 refer to the 52-week periods ended September 28, 2008, September 30, 2007, and October 1, 2006, respectively, unless otherwise indicated.

Our MD&A consists of the following sections:

•	Overview — a general description of our business, the quick-service dining segment of the restaurant industry and fiscal 2008 highlights.

•	Financial reporting changes — a summary of significant financial statement reclassifications, adjustments and new accounting pronouncements adopted.

•	Results of operations — an analysis of our consolidated statements of earnings for the three years presented in our consolidated financial statements.

•	Liquidity and capital resources — an analysis of cash flows including capital expenditures, aggregate contractual obligations, share repurchase activity, known trends that may impact liquidity, and the impact of inflation.

•	Discussion of critical accounting estimates — a discussion of accounting policies that require critical judgments and estimates.

•	Future application of accounting pronouncements — a discussion of new accounting pronouncements, dates of implementation and impact on our consolidated financial position or results of operations, if any.

OVERVIEW

As of September 28, 2008, Jack in the Box Inc. (the “Company”) owned, operated, and franchised 2,158 Jack in the Box quick-service restaurants and 454 Qdoba Mexican Grill (“Qdoba”) fast-casual restaurants, primarily in the western and southern United States.

Our primary source of revenue is from retail sales at company-operated restaurants. We also derive revenue from sales of food and packaging to Jack in the Box and Qdoba franchises, and revenue from franchisees including royalties based upon a percent of sales, franchise fees and rents. In addition, we recognize gains from the sale of company-operated restaurants to franchisees, which are presented as a reduction of operating costs and expenses in the accompanying consolidated statements of earnings.

The quick-service restaurant industry is complex and challenging. Challenges presently facing the sector include higher levels of consumer expectations, intense competition with respect to market share, restaurant locations, labor, menu and product development, changes in the economy, including costs of commodities, and trends for healthier eating.

To address these challenges and others, management has developed a strategic plan focused on four key initiatives. The first initiative is a growth strategy that includes opening new restaurants and increasing same-store sales. The second initiative is a holistic reinvention of the Jack in the Box brand through menu innovation, upgrading guest service and re-imaging Jack in the Box restaurant facilities to reflect the personality of Jack — the chain’s fictional founder and popular spokesman. The third strategic initiative is to expand franchising — through new restaurant development and the sales of company-operated restaurants to franchisees — to create a business model that is less capital intensive and not as susceptible to cost fluctuations. The fourth initiative is to improve our business model as we transition to becoming a predominantly franchised restaurant chain.

The following summarizes the most significant events occurring in fiscal 2008:

•	Restaurant Sales. Jack in the Box company-operated restaurants open more than one year (“same-store”) sales increased 0.2% year-to-date, on top of an increase of 6.1% a year ago. System same-store sales at Qdoba restaurants increased 1.6% year-to-date, on top of an increase of 4.6% a year ago. Sales and traffic at both concepts continue to be impacted by the current economic environment, including higher unemployment rates, and for much of the fiscal year significantly higher gas prices, and consumers who have become more conservative in their discretionary spending.

•	Commodity Costs. Our business continues to be impacted by pressures from increased commodity costs. In 2008, food and packaging costs were 150 basis points higher than last year. Beef costs, which represent the Company’s largest single commodity expense, increased by more than 5 percent and higher costs for cheese, shortening and potato items contributed to a 5.5% increase in overall commodity costs for the year.

•	New Market Expansion. We expanded into a new contiguous company market in Denver, Colorado, opening three Jack in the Box restaurants, and we opened our third restaurant in Corpus Christi, Texas, a new market we entered at the end of last fiscal year. Jack in the Box franchisees are also expanding into new contiguous markets in Texas opening four restaurants in San Angelo, Midland, Sweetwater and Odessa. Franchisees are expected to continue expanding Jack in the Box into new contiguous markets in fiscal 2009, with locations scheduled to open in Colorado Springs, Colorado, Albuquerque, New Mexico, and Wichita Falls, Texas.

•	Re-Image Program. We continued to re-image our Jack in the Box restaurants with a comprehensive program that includes a redesign of the dining room and common areas. In 2008, the Company and its franchisees re-imaged 355 restaurants. Since the current program was adopted in 2006, approximately 750 company and franchised restaurants, or more than one-third of the system, have been re-imaged. We are accelerating the pace at which we will complete the exterior enhancements of our re-image program and by the end of fiscal 2009, the exteriors of all company and franchised restaurants are expected to be re-imaged. Interior elements of the re-image program, including a complete redesign of dining rooms and common areas, are on schedule to be completed system-wide by the end of fiscal 2011.

•	Franchising Program. We continued to execute our strategic initiative to expand franchising through new restaurant development and sales of company-operated restaurants to franchisees and at September 28, 2008, approximately 38% of our Jack in the Box restaurants were franchised. Our long-term goal is to grow the percentage of franchise ownership of the Jack in the Box system to 70%-80%, which should create a business model that is less capital intensive and not as susceptible to cost fluctuations and is more closely aligned with that of the QSR industry. While the lending environment is currently much more difficult than we have seen in the past, we plan to accelerate the pace of our refranchising efforts over the next 5 years, which should allow us to reach our franchise ownership goals by the end of fiscal 2013.

•	Treasury Highlights. Pursuant to a stock repurchase program authorized by our Board of Directors, we repurchased 3.9 million shares of our common stock for an aggregate of $100 million during the first three quarters of fiscal 2008. Due to uncertainty in the financial markets and the availability of credit prior to approval of the federal bailout plan, we did not repurchase any shares of our common stock in the fourth quarter and we chose to draw down additional funds under our revolving credit facility prior to fiscal year end.

•	Discontinued Operations. In September 2008, the Board of Directors approved plans to sell our 61 Quick Stuff convenience stores to maximize the potential of the Jack in the Box and Qdoba Brands.

FINANCIAL REPORTING CHANGES

In the third quarter of fiscal 2008, we recorded adjustments to goodwill in connection with the sale of company-operated restaurants to franchisees from the beginning of fiscal 2003 through the second quarter of fiscal 2008. Historically, we did not write-off goodwill on the sale of company-operated restaurants to franchisees, as we did not believe it constituted the disposal of a business under the provisions of SFAS 142, Goodwill and Other Intangible Assets. It has now been interpreted that SFAS 142 requires that a portion of the entity level goodwill be written-off based on the relative fair values of the restaurants being sold and the remaining value of the entity, in our case, Jack in the Box. These adjustments did not have a material impact on our consolidated financial statements for any of the affected reporting periods. Refer to Note 3, Goodwill and Intangible Assets, net, in the notes to our consolidated financial statements for additional information.

The results of operations for Quick Stuff are reflected as discontinued operations for all periods presented. Refer to Note 2, Discontinued Operations, in the notes to our consolidated financial statements for more information.

RESULTS OF OPERATIONS

The following table sets forth, unless otherwise indicated, the percentage relationship to total revenues of certain items included in our consolidated statements of earnings.

CONSOLIDATED STATEMENTS OF EARNINGS DATA

	Fiscal Year
	Sept. 28, 2008	Sept. 30, 2007	Oct. 1, 2006

Revenues:
Restaurant sales	82.8%	85.6%	88.2%
Distribution sales	10.8	8.9	7.2
Franchised restaurant revenues	6.4	5.5	4.6

Total revenues	100.0%	100.0%	100.0%

Operating costs and expenses:
Restaurant costs of sales(1)	33.4%	31.9%	31.2%
Restaurant operating costs(1)	50.6	50.3	51.2
Distribution costs of sales(1)	99.3	99.0	99.0
Franchised restaurant costs(1)	39.9	40.4	40.5
Selling, general and administrative expenses	11.3	11.6	12.5
Gains on the sale of company-operated restaurants	(2.6)	(1.5)	(1.7)
Earnings from operations	8.5	8.6	7.4

(1)	As a percentage of the related sales and/or revenues.

The following table summarizes the number of system-wide restaurants:

SYSTEMWIDE RESTAURANT UNITS

	Sept. 28, 2008	Sept. 30, 2007	Oct. 1, 2006

Jack in the Box:
Company-operated	1,346	1,436	1,475
Franchised	812	696	604

Total system	2,158	2,132	2,079

Qdoba:
Company-operated	111	90	70
Franchised	343	305	248

Total system	454	395	318

Consolidated:
Company-operated	1,457	1,526	1,545
Franchised	1,155	1,001	852

Total system	2,612	2,527	2,397

In 2008 and 2007, we opened 23 and 42 company-operated Jack in the Box restaurants and franchisees opened 15 and 16 restaurants, respectively. In addition, we sold 109 and 76 Jack in the Box company-operated restaurants to franchisees, respectively. Qdoba opened 77 and 87 company and franchise-operated restaurants during 2008 and 2007, respectively.

Revenues

Company-operated restaurant sales were $2,101.6 million, $2,151.0 million, and $2,101.0 million, in 2008, 2007, and 2006, respectively. The decrease in restaurant sales in 2008 compared with a year ago primarily reflects the sale of Jack in the Box company-operated restaurants to franchisees. Restaurant sales also include the loss of approximately 1,300 restaurant operating days due to the impact of Hurricane Ike. These decreases were partially offset by an increase in the number of Qdoba company-operated restaurants and modest increases in per store average (“PSA”) sales at Jack in the Box and Qdoba company-operated restaurants. Same-store sales at Jack in the Box company-operated restaurants increased 0.2% in 2008 on top of 6.1% in 2007 and 4.8% in 2006, which reflected price increases of approximately 2.2% in 2008. The sales growth in 2007 compared with 2006 primarily reflects an increase in PSA sales at Jack in the Box and Qdoba company-operated restaurants and an increase in the number of Qdoba company-operated restaurants, offset in part by a decrease in the number of Jack in the Box company-operated restaurants reflecting our Franchising Strategy.

Distribution sales, representing distribution sales to Jack in the Box and Qdoba franchisees, grew to $275.2 million in 2008 from $222.6 million in 2007 and $170.5 million in 2006. The increase in distribution sales in 2008 and 2007 primarily relates to an increase in the number of Jack in the Box and Qdoba franchised restaurants serviced by our distribution centers and higher food costs.

Franchised restaurant revenues, which include rents, royalties and fees from restaurants operated by franchisees, increased to $162.8 million in 2008 from $139.9 million in 2007 and $109.7 million in 2006, primarily reflecting an increase in the number of franchised restaurants. The number of franchised restaurants increased to 1,155 at the end of the fiscal year from 1,001 in 2007 and 852 in 2006, reflecting the franchising of Jack in the Box company-operated restaurants and new restaurant development by Qdoba and Jack in the Box franchisees.

Operating Costs and Expenses

Restaurant costs of sales, which include food and packaging costs, increased to $701.1 million in 2008 from $685.2 million in 2007, and $656.0 million in 2006. As a percentage of restaurant sales, restaurant costs of sales were 33.4% in 2008, 31.9% in 2007, and 31.2% in 2006. In 2008 and 2007, higher commodity costs, primarily cheese, shortening, eggs, and beef were partially offset by selling price increases and lower packaging costs in 2007.

Restaurant operating costs were $1,063.1 million in 2008, $1,080.9 million in 2007, and $1,076.7 million in 2006 and, as a percentage of restaurant sales, were 50.6%, 50.3%, and 51.2%, respectively. In 2008, higher costs for utilities and depreciation expense related to increased capital spending associated with our on-going re-image program and kitchen enhancement projects were offset in part by decreased labor rates. In 2007, the percentage improvement compared with 2006 is primarily due to fixed cost leverage on same-store sales and lower costs for workers’ compensation insurance, utilities, and profit improvement initiatives, partially offset by higher costs related to brand re-invention initiatives.

Costs of distribution sales increased to $273.4 million in 2008 from $220.2 million in 2007 and $168.8 million in 2006, primarily reflecting an increase in the related sales. These costs were 99.3% of distribution sales in 2008, and 99.0% in both 2007 and 2006. The percentage increase in 2008 compared with 2007 and 2006 relates primarily to higher fuel and delivery costs.

Franchised restaurant costs, principally rents and depreciation on properties leased to Jack in the Box franchisees, increased to $65.0 million in 2008 from $56.5 million in 2007 and $44.5 million in 2006, due primarily to an increase in the number of franchised restaurants. As a percentage of franchised restaurant revenues, franchise restaurant costs decreased to 39.9% in 2008 from 40.4% in 2007 and 40.5% in 2006 benefiting from the leverage provided by higher franchise royalties and fee revenue.

Selling, general, and administrative (“SG&A”) expenses were $287.6 million, $291.7 million, and $298.4 million in 2008, 2007, and 2006, respectively. SG&A expenses decreased to approximately 11.3% of revenues in 2008 from 11.6% of revenues in 2007 and 12.5% in 2006. The decrease in 2008 is due primarily to effective management of field and corporate general and administrative expenses, the impact of our refranchising strategy, lower incentive compensation and leverage from higher revenues. These decreases were offset in part by losses on the cash surrender value of insurance products used to fund certain non-qualified retirement plans, losses related to hurricanes and an increase in facility charges related to the Jack in the Box re-image program, the kitchen enhancement project and the impairment of seven restaurants we continue to operate. In 2007, increased leverage from higher revenues, lower pension costs and insurance recoveries contributed to the percent of revenue decline compared with 2006.

Gains on the sale of company-operated restaurants were $66.3 million, $38.1 million and $40.5 million in 2008, 2007 and 2006, respectively. The change in gains relates to the number of restaurants sold and the specific sales and cash flows of those restaurants. In 2008, we sold 109 Jack in the Box restaurants, compared with 76 in 2007, and 82 in 2006, which included all 25 company-operated restaurants in Hawaii. The Hawaii transaction represented the first sale of an entire market since we announced our intent to increase franchising activities in 2002 and contributed approximately $15.0 million to gains on sale of company-operated restaurants in 2006.

Interest Expense

Interest expense was $28.1 million, $32.1 million, and $19.6 million, in 2008, 2007 and 2006, respectively. The decrease in interest expense in 2008 relates to lower average interest rates compared with a year ago, which also included a $1.9 million charge in the first quarter to write-off deferred financing fees in connection with the replacement of our credit facility. In 2007, interest expense increased compared with 2006 primarily due to higher average bank borrowings and increased interest rates incurred on our credit facility.

Interest Income

Interest income was $0.06 million, $8.8 million, and $7.5 million, in 2008, 2007 and 2006, respectively. Interest income decreased in 2008 compared with a year ago due to lower average cash balances. The increase in interest income in 2007 versus 2006 reflects higher average cash balances and higher interest rates on invested cash.

Income Taxes

The income tax provisions reflect effective tax rates of 37.3%, 35.6%, and 35.6% of pretax earnings from continuing operations in 2008, 2007 and 2006, respectively. The higher tax rate in 2008 is attributable to market performance of insurance investment products used to fund certain non-qualified retirement plans. Changes in the cash value of the insurance products are not deductible or taxable.

Net Earnings and Net Earnings per Share from Continuing Operations

Net earnings from continuing operations were $118.2 million or $1.99 per diluted share, in 2008; $124.7 million or $1.85 per diluted share, in 2007; and $106.4 million or $1.48 per diluted share, in 2006.

Earnings from Discontinued Operations

As described in the “Financial Reporting Changes” section, Quick Stuff’s results of operations have been reported as discontinued operations. Earnings from discontinued operations, net were $1.1 million, $0.9 million and $1.7 million in 2008, 2007 and 2006, respectively.

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

Cash and cash equivalents increased $32.2 million to $47.9 million at September 28, 2008 from $15.7 million at the beginning of the fiscal year. This increase is primarily due to borrowings under our credit facility, cash flows provided by operating activities and from the sale of restaurants to franchisees. We generally reinvest available cash flows from operations to develop new restaurants or enhance existing restaurants, to repurchase shares of our common stock and to reduce debt.

Cash Flows.  The table below summarizes our cash flows from operating, investing and financing activities for each of the past three fiscal years. The cash flows for our Quick Stuff discontinued operations are not material to our consolidated statements of cash flows.

	(in thousands)
	2008	2007	2006

Total cash provided by (used in):
Operating activities	$172,384	$178,521	$204,101
Investing activities	(134,370)	(130,053)	(62,789)
Financing activities	(5,832)	(266,672)	(11,114)

Increase (decrease) in cash and cash equivalents	$32,182	$(218,204)	$130,198

Operating Activities.  In 2008, operating cash flow decreased $6.1 million to $172.4 million compared with a year ago primarily due to the timing of working capital receipts and disbursements, including an increase in pension contributions, partially offset by an increase in net earnings adjusted for non-cash items. In 2007, operating cash flow decreased $25.6 million to $178.5 million compared with 2006 primarily due to an increase in income tax payments.

Investing Activities.  Cash flows used in investing activities were $134.4 million in 2008 compared to $130.1 million in 2007 increasing primarily due to higher capital expenditures offset in part by an increase in proceeds from the sale of company-operated restaurants to franchisees. Cash flows used in investing activities increased in 2007 compared with 2006 primarily due to a decrease in proceeds from assets held for sale and leaseback, higher capital expenditures and cash used in 2007 to acquire nine Qdoba restaurants previously operated by franchisees.

Capital Expenditures.  Our capital expenditure program includes, among other things, investments in new locations, restaurant remodeling, new equipment, and information technology enhancements. We used cash of $180.6 million for purchases of property and equipment in 2008 compared with $154.2 million in 2007 and $150.0 million in 2006. The increase in capital expenditures in each year primarily relates to a kitchen enhancement project, our on-going comprehensive re-image program and, in 2008, the purchase of our smoothie equipment. The kitchen enhancements are expected to increase restaurant capacity for new product introductions while also reducing utility expense using energy-efficient equipment. The re-image program is an important part of the chain’s holistic brand-reinvention initiative and is intended to create a warm and inviting dining experience for Jack in the box guests.

In fiscal 2009, capital expenditures are expected to be approximately $175.0-$185.0 million, including investment costs related to the Jack in the Box restaurant re-image program. We plan to open approximately 25 new Jack in the Box and 30 new Qdoba company-operated restaurants in 2009.

Sale of Company-Operated Restaurants.  We have continued our strategy of selectively selling Jack in the Box company-operated restaurants to franchisees. In 2008, we generated cash proceeds and notes receivable of $85.0 million from the sale of 109 restaurants compared with cash proceeds of $51.3 million in 2007 from the sale of 76 restaurants and $54.4 million in 2006 from the sale of 82 restaurants. Fiscal 2008 includes $27.9 million of short-term financing provided to facilitate the closing of our fourth quarter transactions, while franchisees completed the loan process with their lenders.

Acquisition of Franchise-Operated Restaurants.  In the third quarter of 2007, Qdoba acquired nine franchise-operated restaurants for approximately $7.0 million in cash. The primary assets acquired include $2.5 million in net property and equipment and $4.5 million in goodwill.

Financing Activities.  Cash used in financing activities decreased $260.8 million to $5.8 million in 2008, compared with 2007, primarily attributable to a decrease in share repurchases and proceeds from the issuance of common stock, offset in part by a decrease in credit facility borrowings. Cash used in financing activities increased in 2007, compared with 2006, due primarily to an increase in stock repurchases and term loan principal payments, offset in part by proceeds received related to our new credit facility.

Financing.  Our credit facility is comprised of (i) a $150.0 million revolving credit facility maturing on December 15, 2011 and (ii) a term loan maturing on December 15, 2012, both bearing interest at London Interbank Offered Rate (“LIBOR”) plus 1.375%. At inception, we borrowed $475.0 million under the term loan facility and used the proceeds to repay all borrowings under the prior credit facility, to pay related transaction fees and expenses and to repurchase a portion of our outstanding stock. We subsequently elected to make, without penalty, a $60.0 million optional prepayment of our term loan in 2007, which has been applied to the remaining scheduled principal installments in the direct order of maturity. At September 28, 2008, we had borrowings under the revolving credit facility of $91.0 million, $415.0 million outstanding under the term loan and had letters of credit outstanding of $35.5 million.

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

Loan origination costs associated with the new credit facility were $7.4 million and are included as deferred costs in other assets, net in the consolidated balance sheet. Deferred financing fees of $1.9 million related to the prior credit facility were written-off in the first quarter of 2007 and are included in interest expense, net in the consolidated statement of earnings for the year ended September 30, 2007.

Interest Rate Swaps.  Concurrent with the termination of our prior credit facility, we liquidated three swap agreements and reversed the fair value of the swaps recorded as a component of accumulated other comprehensive loss, net. To reduce our exposure to rising interest rates under our credit facility, in March 2007, we entered into two interest rate swap agreements that will effectively convert $200.0 million of our variable rate term loan borrowings to a fixed rate basis for three years.

Debt Covenants.  We are subject to a number of covenants under our various debt instruments, including limitations on additional borrowings, acquisitions, loans to franchisees, capital expenditures, lease commitments, stock repurchases and dividend payments, as well as requirements to maintain certain financial ratios, cash flows and net worth. As of September 28, 2008, we complied with all debt covenants.

Debt Outstanding.  Total debt outstanding increased to $518.6 million at September 28, 2008 from $433.3 million at the beginning of the fiscal year. Current maturities of long-term debt decreased $3.5 million and long-term debt, net of current maturities increased $88.7 million due to borrowings under the revolving credit facility. Given the uncertainty surrounding the liquidity and stability of the credit markets, we elected to maintain approximately $38.0 million of additional borrowings under our revolving credit facility at September 28, 2008.

Repurchases of Common Stock.  In November 2007, the Board approved a program to repurchase up to $200.0 million in shares of our common stock over three years expiring November 9, 2010. We repurchased 3.9 million shares at an aggregate cost of $100.0 million during fiscal 2008. As of September 28, 2008, the total remaining amount authorized for repurchase was $100.0 million.

Pursuant to a tender offer in December 2006, we accepted for purchase approximately 2.3 million shares of common stock at a purchase price of $61.00 per share, for a total cost of $143.3 million. In December 2006, the Board of Directors authorized a program to repurchase up to 3.3 million shares of our common stock in calendar year 2007 to complete the repurchase of the total shares authorized in the Tender Offer. In the second quarter of 2007, under a 10b5-1 plan, we repurchased 3.2 million shares for $220.1 million. The Tender Offer and the additional repurchase program were funded through the new credit facility and available cash, and all shares repurchased were subsequently retired.

Pursuant to a stock repurchase program authorized by the Board of Directors in 2005, we repurchased 1.5 million and 1.4 million shares of our common stock for $100.0 million and $50.0 million during 2007 and 2006, respectively.

Off-balance sheet arrangements.  Other than operating leases, we are not a party to any off-balance sheet arrangements that have, or are reasonably likely to have, a current or future material effect on our financial condition, changes in financial condition, results of operations, liquidity, capital expenditures or capital resources. We finance a portion of our new restaurant development through sale-leaseback transactions. These transactions involve selling restaurants to unrelated parties and leasing the restaurants back. Additional information regarding our operating leases is available in Item 2, Properties, and Note 4, Leases, of the notes to the consolidated financial statements.

Contractual obligations and commitments.  The following is a summary of our contractual obligations and commercial commitments as of September 28, 2008 (in thousands):

	Payments Due by Year
		Less than			After
	Total	1 Year	1-3 Years	3-5 Years	5 Years

Contractual Obligations:
Credit facility term loan(1)	$475,210	$17,471	$143,490	$314,249	$—
Revolving credit facility(1)	106,924	4,891	102,033	—	—
Capital lease obligations(1)	18,773	3,487	4,481	3,479	7,326
Other long-term debt obligations(1)	55	55	—	—	—
Operating lease obligations	1,850,929	201,339	363,016	319,049	967,525
Purchase commitments(2)	924	636	263	25	—
Benefit obligations(3)	132,838	11,749	18,879	22,061	80,149

Total contractual obligations	$2,585,653	$239,628	$632,162	$658,863	$1,055,000

Other Commercial Commitments:
Stand-by letters of credit(4)	$35,512	$35,512	$—	$—	$—

(1)	Obligations related to our credit facility, capital lease obligations, and other long-term debt obligations include interest expense estimated at interest rates in effect on September 28, 2008.

(2)	Includes purchase commitments for food, beverage, packaging items and certain utilities.

(3)	Includes expected payments associated with our defined benefit plans, postretirement benefit plans and our non-qualified deferred compensation plan through fiscal 2017.

(4)	Consists primarily of letters of credit for workers’ compensation and general liability insurance.

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

Long-lived Assets — Property, equipment and certain other assets, including amortized intangible assets, are reviewed for impairment when indicators of impairment are present. This review includes a restaurant-level analysis that takes into consideration a restaurant’s operating cash flows, the period of time since a restaurant has been opened or remodeled, refranchising expectations, and the maturity of the related market. When indicators of impairment are present, we perform an impairment analysis on a restaurant-by-restaurant basis. If the sum of undiscounted future cash flows is less than the net carrying value of the asset, we recognize an impairment loss by the amount which the carrying value exceeds the fair value of the asset. Our estimates of future cash flows may differ from actual cash flows due to, among other things, economic conditions or changes in operating performance.

Goodwill and Other Intangibles — We also evaluate goodwill and intangible assets not subject to amortization annually or more frequently if indicators of impairment are present. If the determined fair values of these assets are less than the related carrying amounts, an impairment loss is recognized. The methods we use to estimate fair value include future cash flow assumptions, which may differ from actual cash flows due to, among other things, economic conditions or changes in operating performance. During the fourth quarter of fiscal 2008, we reviewed the carrying value of our goodwill and indefinite life intangible assets and determined that no impairment existed as of September 28, 2008.

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

In March 2008, the FASB issued SFAS 161, Disclosures about Derivative Instruments and Hedging Activities, which amends SFAS 133 and expands disclosures to include information about the fair value of derivatives, related credit risks and a company’s strategies and objectives for using derivatives. SFAS 161 is effective for fiscal years beginning on or after November 15, 2008. We are currently in the process of assessing the impact that SFAS 161 will have on the disclosures in our consolidated financial statements.

Other accounting standards that have been issued or proposed by the FASB or other standards-setting bodies that do not require adoption until a future date are not expected to have a material impact on our consolidated financial statements upon adoption.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Our primary exposure to risks relating to financial instruments is changes in interest rates. Our credit facility, which is comprised of a revolving credit facility and a term loan, bears interest at an annual rate equal to the prime rate or LIBOR plus an applicable margin based on a financial leverage ratio. As of September 28, 2008, the applicable margin for the LIBOR-based revolving loans and term loan was set at 1.375%.

We use interest rate swap agreements to reduce exposure to interest rate fluctuations. At September 28, 2008, we had two interest rate swap agreements having an aggregate notional amount of $200.0 million expiring April 1, 2010. These agreements effectively convert a portion of our variable rate bank debt to fixed-rate debt and have an average pay rate of 4.875%, yielding a fixed-rate of 6.25% including the term loan’s applicable margin of 1.375%.

A hypothetical 100 basis point increase in short-term interest rates, based on the outstanding unhedged balance of our revolving credit facility and term loan at September 28, 2008 would result in an estimated increase of $3.1 million in annual interest expense.

Changes in interest rates also impact our pension expense, as do changes in the expected long-term rate of return on our pension plan assets. An assumed discount rate is used in determining the present value of future cash outflows currently expected to be required to satisfy the pension benefit obligation when due. Additionally, an assumed long-term rate of return on plan assets is used in determining the average rate of earnings expected on the funds invested or to be invested to provide the benefits to meet our projected benefit obligation. A hypothetical 25 basis point reduction in the assumed discount rate and expected long-term rate of return on plan assets would have resulted in an estimated increase of $1.6 million and $0.6 million, respectively, in our annual pension expense.

We are also exposed to the impact of commodity and utility price fluctuations related to unpredictable factors such as weather and various other market conditions outside our control. Our ability to recover increased costs through higher prices is limited by the competitive environment in which we operate. From time to time, we enter into futures and option contracts to manage these fluctuations. At September 28, 2008, we had five monthly natural gas swap agreements in place that represent approximately 42% of our total requirements for natural gas for the months of November 2008 through March 2009.

At September 28, 2008, we had no other material financial instruments subject to significant market exposure.

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

Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures

Based on an evaluation of the Company’s disclosure controls and procedures (as defined in Rules 13(a) — 15(e) and 15(d) — 15(e) of the Securities Exchange Act of 1934, as amended), as of the end of the Company’s fiscal year ended September 28, 2008, the Company’s Chief Executive Officer and Chief Financial Officer (its principal executive officer and principal financial officer, respectively) have concluded that the Company’s disclosure controls and procedures were effective.

Changes in Internal Control Over Financial Reporting

There have been no significant changes in the Company’s internal control over financial reporting that occurred during the Company’s fiscal quarter ended September 28, 2008 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Management’s Report on Internal Control Over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a — 15(f) under the Exchange Act). The Company’s internal control over financial reporting is designed to provide reasonable assurance to the Company’s management and Board of Directors regarding the preparation and fair presentation of published financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation.

Management assessed the effectiveness of the Company’s internal control over financial reporting as of September 28, 2008. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control-Integrated Framework. Management has concluded that, as of September 28, 2008, the Company’s internal control over financial reporting was effective based on these criteria.

The Company’s independent registered public accounting firm, KPMG LLP, has issued an audit report on the effectiveness of our internal control over financial reporting, which follows.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders
Jack in the Box Inc.:

We have audited Jack in the Box Inc.’s internal control over financial reporting as of September 28, 2008, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Jack in the Box Inc.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, Jack in the Box Inc. maintained, in all material respects, effective internal control over financial reporting as of September 28, 2008, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Jack in the Box Inc. and subsidiaries as of September 28, 2008 and September 30, 2007, and the related consolidated statements of earnings, cash flows, and stockholders’ equity for the fifty-two weeks ended September 28, 2008, September 30, 2007, and October 1, 2006, and our report dated November 21, 2008, expressed an unqualified opinion on those consolidated financial statements.

/s/  KPMG LLP

San Diego, California
November 21, 2008

ITEM 9B.	OTHER INFORMATION

Not applicable.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

That portion of our definitive Proxy Statement appearing under the captions “Election of Directors — Committees of the Board of Directors Member Qualifications” and “Section 16(a) Beneficial Ownership Reporting Compliance” to be filed with the Commission pursuant to Regulation 14A within 120 days after September 28, 2008 and to be used in connection with our 2009 Annual Meeting of Stockholders is hereby incorporated by reference.

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

We have adopted a Code of Ethics, which applies to all Jack in the Box Inc. directors, officers and employees, including the Chief Executive Officer, Chief Financial Officer, Controller and all of the financial team. The Code of Ethics is posted on the Company’s website, www.jackinthebox.com (under the “Investors — Code of Conduct” caption.) We intend to satisfy the disclosure requirement regarding any amendment to, or waiver of, a provision of the Code of Ethics for the Chief Executive Officer, Chief Financial Officer and Controller or persons performing similar functions, by posting such information on our website. No such waivers have been issued during fiscal 2008.

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

That portion of our definitive Proxy Statement appearing under the caption “Executive Compensation” to be filed with the Commission pursuant to Regulation 14A within 120 days after September 28, 2008 and to be used in connection with our 2009 Annual Meeting of Stockholders is hereby incorporated by reference.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

That portion of our definitive Proxy Statement appearing under the caption “Security Ownership of Certain Beneficial Owners and Management” to be filed with the Commission pursuant to Regulation 14A within 120 days after September 28, 2008 and to be used in connection with our 2009 Annual Meeting of Stockholders is hereby incorporated by reference. Information regarding equity compensation plans under which Company common stock may be issued as of September 28, 2008 is set forth in Item 5 of this Report.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

That portion of our definitive Proxy Statement appearing under the caption “Certain Transactions,” if any, to be filed with the Commission pursuant to Regulation 14A within 120 days after September 28, 2008 and to be used in connection with our 2009 Annual Meeting of Stockholders is hereby incorporated by reference.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

That portion of our definitive Proxy Statement appearing under the caption “Independent Registered Public Accountant Fees and Services” to be filed with the Commission pursuant to Regulation 14A within 120 days after September 28, 2008 and to be used in connection with our 2009 Annual Meeting of Stockholders is hereby incorporated by reference.

PART IV

ITEM 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES

ITEM 15(a)(1)  Financial Statements.

See Index to Consolidated Financial Statements on page F-1 of this report.

ITEM 15(a)(2)  Financial Statement Schedules.

Not applicable.

ITEM 15(a)(3)  Exhibits.

Number		Description

3.1		Restated Certificate of Incorporation, as amended, which is incorporated herein by reference from the Registrant’s Current Report on Form 8-K dated September 24, 2007.
3	.1.1	Certificate of Amendment of Restated Certificate of Incorporation, which is incorporated herein by reference from the registrant’s Current Report on Form 10-K dated September 21, 2007.
3.2		Amended and Restated Bylaws, which are incorporated herein by reference from the registrant’s Current Report on Form 8-K dated August 4, 2008.
10.1		Credit Agreement dated as of December 15, 2006 by and among Jack in the Box Inc. and the lenders named therein, which is incorporated herein by reference from the registrant’s Current Report on Form 8-K dated December 15, 2006.
10.2		Collateral Agreement dated as of December 15, 2006 by and among Jack in the Box Inc. and the lenders named therein, which is incorporated herein by reference from the registrant’s Current Report on Form 8-K dated December 15, 2006.
10.3		Guaranty Agreement dated as of December 15, 2006 by and among Jack in the Box Inc. and the lenders named therein, which is incorporated herein by reference from the registrant’s Current Report on Form 8-K dated December 15, 2006.
10	.4*	Amended and Restated 1992 Employee Stock Incentive Plan, which is incorporated herein by reference from the registrant’s Registration Statement on Form S-8 (No. 333-26781) filed May 9, 1997.
10	.5*	Jack in the Box Inc. 2002 Stock Incentive Plan, which is incorporated herein by reference from the registrant’s Definitive Proxy Statement dated January 18, 2002 for the Annual Meeting of Stockholders’ on February 22, 2002.
10	.5.1*	Form of Restricted Stock Award for certain executives under the 2002 Stock Incentive Plan, which is incorporated herein by reference from the registrant’s Quarterly Report on Form 10-Q for the quarter ended January 19, 2003.
10	.6*	Supplemental Executive Retirement Plan, which is incorporated herein by reference from registrant’s Annual Report on Form 10-K for the fiscal year ended September 30, 2001.

Number		Description

10	.6.1*	First Amendment dated as of August 2, 2002 to the Supplemental Executive Retirement Plan, which is incorporated herein by reference from registrant’s Annual Report on Form 10-K for the fiscal year ended September 29, 2002.
10	.6.2*	Second Amendment dated as of November 9, 2006 to the Supplemental Executive Retirement Plan, which is incorporated herein by reference from the registrant’s Annual Report on Form 10-K for the year ended October 1, 2006.
10	.6.3*	Third Amendment dated as of February 15, 2007 to the Supplemental Executive Retirement Plan, which is incorporated herein by reference from the registrant’s Quarterly Report on Form 10-Q for the quarter ended April 15, 2007.
10	.6.4*	Fourth and fifth Amendments dated as of September 14, 2007 and November 8, 2007, respectively, to the Supplemental Executive Retirement Plan, which is incorporated herein by reference from the registrant’s Annual Report on Form 10-K for the year ended September 30, 2007.
10	.7*	Amended and Restated Performance Bonus Plan effective October 2, 2000, which is incorporated herein by reference from the registrant’s Definitive Proxy Statement dated January 13, 2006 for the Annual Meeting of Stockholders on February 17, 2006.
10	.8*	Amended and Restated Deferred Compensation Plan for Non-Management Directors effective November 9, 2006, which is incorporated herein by reference from the registrant’s Annual Report on Form 10-K for the year ended October 1, 2006.
10	.9*	Amended and Restated Non-Employee Director Stock Option Plan, which is incorporated herein by reference from the registrant’s Annual Report on Form 10-K for the fiscal year ended October 3, 1999.
10	.10*	Form of Compensation and Benefits Assurance Agreement for Executives, which is incorporated herein by reference from the registrant’s Quarterly Report on Form 10-Q for the quarter ended July 9, 2006.
10	.11*	Form of Indemnification Agreement between Jack in the Box Inc. and certain officers and directors, which is incorporated herein by reference from the registrant’s Annual Report on Form 10-K for the fiscal year ended September 29, 2002.
10	.13*	Executive Deferred Compensation Plan, which is incorporated herein by reference from the registrant’s Quarterly Report on Form 10-Q for the quarter ended January 19, 2003.
10	.13.1*	First amendment dated September 14, 2007 to the Executive Deferred Compensation Plan, which is incorporated herein by reference from the registrant’s Annual Report on Form 10-K for the year ended September 30, 2007.
10	.14(a)*	Schedule of Restricted Stock Awards, which is incorporated herein by reference from the registrant’s Annual Report on Form 10-K for the year ended October 1, 2006.
10	.15*	Executive Retention Agreement between Jack in the Box Inc. and Gary J. Beisler, President and Chief Executive Officer of Qdoba Restaurant Corporation, which is incorporated herein by reference from the registrant’s Quarterly Report on Form 10-Q for the quarter ended April 13, 2003.
10	.16*	Amended and Restated 2004 Stock Incentive Plan, which is incorporated herein by reference from the registrant’s Current Report on Form 8-K dated February 24, 2005.
10	.16.1*	Form of Restricted Stock Award for officers and certain members of management under the 2004 Stock Incentive Plan, which is incorporated herein by reference from the registrant’s Quarterly Report on Form 10-Q for the quarter ended July 8, 2007.
10	.16.1(a)	Form of Restricted Stock Award for executives of Qdoba Restaurant Corporation under the 2004 Stock Incentive Plan.
10	.16.2*	Form of Stock Option Awards under the 2004 Stock Incentive Plan, which is incorporated herein by reference from the registrant’s Quarterly Report on Form 10-Q for the quarter ended July 8, 2007.
10	.16.2(a)	Form of Stock Option Award for Officers of Qdoba Restaurant Corporation under the 2004 Stock Incentive Plan.
10	.16.3*	Jack in the Box Inc. Non-Employee Director Stock Option Award Agreement under the 2004 Stock Incentive Plan, which is incorporated herein by reference from the registrant’s Current Report on Form 8-K dated November 10, 2005.
10	.22*	Dr. David M. Theno’s Retirement and Release Agreement.

Number		Description

10	.23*	Summary of Director Compensation effective fiscal 2007, which is incorporated herein by reference from the registrant’s Annual Report on Form 10-K for the year ended October 1, 2006.
23.1		Consent of Independent Registered Public Accounting Firm
31.1		Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2		Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1		Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2		Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Management contract or compensatory plan.

ITEM 15(b)	All required exhibits are filed herein or incorporated by reference as described in Item 15(a)(3).

ITEM 15(c)	All supplemental schedules are omitted as inapplicable or because the required information is included in the consolidated financial statements or notes thereto.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

JACK IN THE BOX INC.

By:	/s/ JERRY P. REBEL
Jerry P. Rebel
Executive Vice President and Chief Financial Officer
(principal financial officer)
(Duly Authorized Signatory)

Date: November 21, 2008

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ LINDA A. LANG Linda A. Lang	Chairman of the Board and Chief Executive Officer (principal executive officer)	November 21, 2008

/s/ JERRY P. REBEL Jerry P. Rebel	Executive Vice President and Chief Financial Officer (principal financial officer and principal accounting officer)	November 21, 2008

/s/ MICHAEL E. ALPERT Michael E. Alpert	Director	November 21, 2008

/s/ ANNE B. GUST Anne B. Gust	Director	November 21, 2008

/s/ WINIFRED M. WEBB Winifred M. Webb	Director	November 21, 2008

/s/ MURRAY H. HUTCHISON Murray H. Hutchison	Director	November 21, 2008

/s/ MICHAEL W. MURPHY Michael W. Murphy	Director	November 21, 2008

/s/ DAVID M. TEHLE David M. Tehle	Director	November 21, 2008

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Page

Report of Independent Registered Public Accounting Firm	F-2
Consolidated Balance Sheets	F-3
Consolidated Statements of Earnings	F-4
Consolidated Statements of Cash Flows	F-5
Consolidated Statements of Stockholders’ Equity	F-6
Notes to Consolidated Financial Statements	F-7
Schedules not filed: All schedules have been omitted as the required information is inapplicable or the information is presented in the consolidated financial statements or related notes.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders
Jack in the Box Inc.:

We have audited the accompanying consolidated balance sheets of Jack in the Box Inc. and subsidiaries as of September 28, 2008 and September 30, 2007, and the related consolidated statements of earnings, cash flows, and stockholders’ equity for the fifty-two weeks ended September 28, 2008, September 30, 2007, and October 1, 2006. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Jack in the Box Inc. and subsidiaries as of September 28, 2008 and September 30, 2007, and the results of their operations and their cash flows for the fifty-two weeks ended September 28, 2008, September 30, 2007, and October 1, 2006, in conformity with U.S. generally accepted accounting principles.

As discussed in Note 1 to the consolidated financial statements, the Company changed its method of accounting for share-based compensation and asset retirement obligations in fiscal 2006, its method of accounting for defined benefit plans and quantifying errors in fiscal 2007, and its method of accounting for uncertainty in income taxes in fiscal 2008 due to the adoption of new accounting pronouncements.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Jack in the Box Inc.’s internal control over financial reporting as of September 28, 2008, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated November 21, 2008, expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

/s/ KPMG LLP

San Diego, California
November 21, 2008

JACK IN THE BOX INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	September 28,	September 30,
	2008	2007
	(Dollars in thousands, except per share data)

ASSETS
Current assets:
Cash and cash equivalents	$47,884	$15,702
Accounts and other receivables, net	70,290	41,091
Inventories	45,206	40,745
Prepaid expenses	20,061	29,311
Deferred income taxes	46,166	47,063
Assets held for sale	112,994	42,583
Current assets of discontinued operations	—	6,188
Other current assets	7,480	5,383

Total current assets	350,081	228,066

Property and equipment, at cost:
Land	99,421	98,103
Buildings	874,019	809,235
Restaurant and other equipment	560,485	558,637
Construction in progress	71,572	67,806

	1,605,497	1,533,781
Less accumulated depreciation and amortization	(662,435)	(623,776)

Property and equipment, net	943,062	910,005

Intangible assets, net	19,249	20,057
Goodwill	85,789	87,621
Noncurrent assets of discontinued operations	—	43,485
Other assets, net	100,237	85,456

	$1,498,418	$1,374,690

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current maturities of long-term debt	$2,331	$5,787
Accounts payable	99,708	97,489
Accrued liabilities	213,631	226,629

Total current liabilities	315,670	329,905

Long-term debt, net of current maturities	516,250	427,516
Other long-term liabilities	161,277	168,722
Deferred income taxes	48,110	38,962
Stockholders’ equity:
Preferred stock $.01 par value, 15,000,000 authorized, none issued	—	—
Common stock $.01 par value, 175,000,000 shares authorized, 73,506,049 and 72,515,171 issued, respectively	735	725
Capital in excess of par value	155,023	132,081
Retained earnings	795,657	676,378
Accumulated other comprehensive loss, net	(19,845)	(25,140)
Treasury stock, at cost, 16,726,032 and 12,779,609 shares, respectively	(474,459)	(374,459)

Total stockholders’ equity	457,111	409,585

	$1,498,418	$1,374,690

See accompanying notes to consolidated financial statements.

JACK IN THE BOX INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF EARNINGS

	Fiscal Year
	2008	2007	2006
	(Dollars in thousands, except per share data)

Revenues:
Restaurant sales	$2,101,576	$2,150,985	$2,100,955
Distribution sales	275,225	222,560	170,548
Franchised restaurant revenues	162,760	139,886	109,741

	2,539,561	2,513,431	2,381,244

Operating costs and expenses:
Restaurant costs of sales	701,051	685,179	655,956
Restaurant operating costs	1,063,092	1,080,871	1,076,732
Distribution costs of sales	273,369	220,240	168,803
Franchised restaurant costs	64,955	56,491	44,456
Selling, general and administrative expenses	287,555	291,745	298,436
Gains on the sale of company-operated restaurants	(66,349)	(38,091)	(40,464)

	2,323,673	2,296,435	2,203,919

Earnings from operations	215,888	216,996	177,325
Interest expense	28,070	32,127	19,574
Interest income	(642)	(8,792)	(7,518)

Interest expense, net	27,428	23,335	12,056
Earnings from continuing operations and before income taxes and cumulative effect of accounting change	188,460	193,661	165,269
Income taxes	70,251	68,982	58,845

Earnings from continuing operations	118,209	124,679	106,424
Earnings from discontinued operations, net	1,070	904	1,687

Earnings before cumulative effect of accounting change	119,279	125,583	108,111
Cumulative effect of accounting change, net	—	—	(1,044)

Net earnings	$119,279	$125,583	$107,067

Net earnings per share — basic:
Earnings from continuing operations	$2.03	$1.91	$1.52
Earnings from discontinued operations	0.02	0.01	0.02
Cumulative effect of accounting change	—	—	(0.01)

Net earnings per share	$2.05	$1.92	$1.53

Net earnings per share — diluted:
Earnings from continuing operations	$1.99	$1.85	$1.48
Earnings from discontinued operations	0.02	0.02	0.02
Cumulative effect of accounting change	—	—	(0.01)

Net earnings per share	$2.01	$1.87	$1.49

Weighted-average shares outstanding:
Basic	58,249	65,314	69,888
Diluted	59,445	67,263	71,834

See accompanying notes to consolidated financial statements.

JACK IN THE BOX INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Fiscal Year
	2008	2007	2006
	(Dollars in thousands)

Cash flows from operating activities:
Net earnings	$119,279	$125,583	$107,067
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	100,965	94,306	88,295
Deferred finance cost amortization	1,462	1,443	1,132
Provision for deferred income taxes	6,643	(14,688)	(11,804)
Share-based compensation expense for equity-classified awards	10,566	12,640	9,285
Pension and postretirement expense	14,433	15,777	25,860
Gains on cash surrender value of company-owned life insurance	8,172	(7,639)	(3,265)
Gains on the sale of company-operated restaurants	(66,349)	(38,091)	(40,464)
Losses on the disposition of property and equipment, net	16,412	15,898	9,095
Loss on early retirement of debt	—	1,939	—
Impairment charges and other	3,507	1,347	4,126
Cumulative effect of accounting change	—	—	1,044
Changes in assets and liabilities:
Increase in receivables	(9,172)	(10,277)	(10,765)
Increase in inventories	(4,791)	(5,731)	(1,195)
Decrease (increase) in prepaid expenses and other current assets	7,082	(5,923)	(4,436)
Increase in accounts payable	4,167	13,075	4,995
Pension and postretirement contributions	(25,012)	(14,795)	(16,465)
Increase (decrease) in other liabilities	(14,980)	(6,343)	41,596

Cash flows provided by operating activities	172,384	178,521	204,101

Cash flows from investing activities:
Purchases of property and equipment	(180,569)	(154,182)	(150,032)
Proceeds from the sale of property and equipment	1,155	1,204	1,899
Proceeds from the sale of company-operated restaurants	57,117	51,256	54,389
Proceeds from (purchase of) assets held for sale and leaseback, net	(14,003)	(15,396)	32,891
Collections on notes receivable	7,942	122	5,389
Purchase of investments	(6,012)	(6,097)	(7,325)
Acquisition of franchise-operated restaurants	—	(6,960)	—

Cash flows used in investing activities	(134,370)	(130,053)	(62,789)

Cash flows from financing activities:
Borrowings on revolving credit facility	650,000	—	—
Principal payments on revolving credit facility	(559,000)	—	—
Borrowings under term loan	—	475,000	—
Principal payments on debt	(5,722)	(333,931)	(8,049)
Payment of debt costs	—	(7,357)	(260)
Change in book overdraft	(3,098)	17,676	—
Repurchase of common stock	(100,000)	(463,402)	(49,997)
Excess tax benefits from share-based compensation arrangements	3,346	17,533	12,327
Proceeds from issuance of common stock	8,642	27,809	34,865

Cash flows used in financing activities	(5,832)	(266,672)	(11,114)

Net increase (decrease) in cash and cash equivalents	32,182	(218,204)	130,198
Cash and cash equivalents at beginning of period	15,702	233,906	103,708

Cash and cash equivalents at end of period	$47,884	$15,702	$233,906

See accompanying notes to consolidated financial statements.

JACK IN THE BOX INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

	Common Stock		Capital in		Accumulated
	Number		Excess of	Retained	Other Compre-	Unearned	Treasury
	of Shares	Amount	Par Value	Earnings	hensive Loss, Net	Compensation	Stock	Total
	(Dollars in thousands)

Balance at October 2, 2005	72,504,093	$725	$379,890	$443,728	$(29,563)	$(8,233)	$(224,462)	$562,085
Shares issued under stock plans, including tax benefit	3,136,608	31	50,396	—	—	—	—	50,427
Amortization of unearned compensation, forfeitures and change in value of common stock	—	—	9,285	—	—	—	—	9,285
Reclass of unearned compensation upon adoption of SFAS 123R	—	—	(8,233)	—	—	8,233	—	—
Purchase of treasury stock	—	—	—	—	—	—	(49,997)	(49,997)
Comprehensive income:
Net earnings	—	—	—	107,067	—	—	—	107,067
Unrealized gains on interest rate swaps, net	—	—	—	—	180	—	—	180
Additional minimum pension liability, net	—	—	—	—	27,587	—	—	27,587

Total comprehensive income	—	—	—	107,067	27,767	—	—	134,834

Balance at October 1, 2006	75,640,701	756	431,338	550,795	(1,796)	—	(274,459)	706,634
Shares issued under stock plans, including tax benefit	2,374,470	24	45,685	—	—	—	—	45,709
Share-based compensation	—	—	12,640	—	—	—	—	12,640
Reclass of non-management director stock equivalents as equity-based awards	—	—	5,765	—	—	—	—	5,765
Purchase of treasury stock	—	—	—	—	—	—	(100,000)	(100,000)
Repurchase and retirement of common stock	(5,500,000)	(55)	(363,347)	—	—	—	—	(363,402)
Retirement plans’ adjustment in connection with the adoption of SFAS 158, net	—	—	—	—	(24,249)	—	—	(24,249)
Comprehensive income:
Net earnings	—	—	—	125,583	—	—	—	125,583
Net unrealized/realized losses on interest rate swaps, net	—	—	—	—	(1,488)	—	—	(1,488)
Additional minimum pension liability, net	—	—	—	—	2,393	—	—	2,393

Total comprehensive income	—	—	—	125,583	905	—	—	126,488

Balance at September 30, 2007	72,515,171	725	132,081	676,378	(25,140)	—	(374,459)	409,585
Shares issued under stock plans, including tax benefit	990,878	10	12,376	—	—			12,386
Share-based compensation	—	—	10,566	—	—	—	—	10,566
Purchase of treasury stock	—	—	—	—	—	—	(100,000)	(100,000)
Comprehensive income:
Net earnings	—	—	—	119,279	—	—	—	119,279
Net unrealized losses on interest rate swaps, net	—	—	—	—	(1,984)	—	—	(1,984)
Unrecognized periodic benefit costs, net	—	—	—	—	7,279	—	—	7,279

Total comprehensive income	—	—	—	119,279	5,295	—	—	124,574

Balance at September 28, 2008	73,506,049	$735	$155,023	$795,657	$(19,845)	$—	$(474,459)	$457,111

See accompanying notes to consolidated financial statements.

JACK IN THE BOX INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of operations — Founded in 1951, Jack in the Box Inc. (the “Company”) operates and franchises Jack in the Box® quick-service restaurants and Qdoba Mexican Grill® (“Qdoba”) fast-casual restaurants in 44 states. The following summarizes the number of restaurants:

	Sept. 28,	Sept. 30,	Oct. 1,
	2008	2007	2006

Jack in the Box:
Company-operated	1,346	1,436	1,475
Franchised	812	696	604

Total system	2,158	2,132	2,079

Qdoba:
Company-operated	111	90	70
Franchised	343	305	248

Total system	454	395	318

References to the Company throughout these notes to the consolidated financial statements are made using the first person notations of “we,” “us” and “our.”

Basis of presentation — The accompanying consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles and the rules and regulations of the Securities and Exchange Commission (“SEC”). The consolidated financial statements include the accounts of the Company, its wholly-owned subsidiaries and the accounts of any variable interest entities where we are deemed the primary beneficiary. All significant intercompany transactions are eliminated.

Reclassifications and adjustments — Certain prior year amounts in the consolidated financial statements have been reclassified to conform to the fiscal 2008 presentation. The accompanying consolidated financial statements have been adjusted to take into account the impact to goodwill from the sale of company-operated restaurants to franchisees. Refer to Note 3, Goodwill and Intangible Assets, Net for additional information. Quick Stuff has been classified as a discontinued operation for all periods presented. Refer to Note 2, Discontinued Operations, for additional information.

Fiscal year — Our fiscal year is 52 or 53 weeks ending the Sunday closest to September 30. Fiscal years 2008, 2007 and 2006 include 52 weeks.

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

Accounts and other receivables, net is primarily comprised of receivables from franchisees, tenants and credit card processors. Franchisee receivables primarily include rents, royalties, and marketing fees associated with the franchise agreements and receivables arising from distribution services provided to most franchisees. Tenant receivables relate to subleased properties where we are on the master lease agreement. The allowance for doubtful accounts is based on historical experience and a review of existing receivables. Changes in accounts and other receivables are classified as operating activity in the consolidated statements of cash flows.

JACK IN THE BOX INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Inventories are valued at the lower of cost or market on a first-in, first-out basis. Changes in inventories are classified as operating activity in the consolidated statements of cash flows.

Assets held for sale typically represent the costs for new sites that we plan to sell and lease back when construction is completed and existing sites that we plan to sell and lease back within the next year. Gains or losses realized on sale-leaseback transactions are deferred and amortized to income over the lease terms. Assets held for sale also includes the net book value of equipment we plan to sell to franchisees and assets expected to be sold upon our disposition of Quick Stuff. Assets held for sale consisted of the following at each year-end:

	Sept. 28,	Sept. 30,
	2008	2007

Sites held for sale and leaseback	$62,309	$39,821
Quick Stuff assets held for sale	49,656	—
Assets held for sale to franchisees	1,029	2,762

Assets held for sale	$112,994	$42,583

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

Buildings, equipment, and leasehold improvements are generally depreciated using the straight-line method based on the estimated useful lives of the assets, over the initial lease term for certain assets acquired in conjunction with the lease commencement for leased properties, or the remaining lease term for certain assets acquired after the commencement of the lease for leased properties. In certain situations, one or more option periods may be used in determining the depreciable life of assets related to leased properties if we deem that an economic penalty would be incurred otherwise. In either circumstance, our policy requires lease term consistency when calculating the depreciation period, in classifying the lease and in computing straight-line rent expense. Building and leasehold improvement assets are assigned lives that range from 3 to 35 years, and equipment assets are assigned lives that range from 2 to 35 years.

Impairment of long-lived assets — We evaluate our long-lived assets, such as property and equipment, for impairment whenever indicators of impairment are present. This review includes a restaurant-level analysis that takes into consideration a restaurant’s operating cash flows, the period of time since a restaurant has been opened or remodeled, refranchising expectations, and the maturity of the related market. When indicators of impairment are present, we perform an impairment analysis on a restaurant-by-restaurant basis. If the sum of undiscounted future cash flows is less than the net carrying value of the asset, we recognize an impairment loss by the amount which the carrying value exceeds the fair value of the asset. Long-lived assets that are held for disposal are reported at the lower of their carrying value or fair value, less estimated costs to sell.

Goodwill and intangible assets — Goodwill is the excess of the purchase price over the fair value of identifiable net assets acquired. Intangible assets, net is comprised primarily of lease acquisition costs, acquired franchise contract costs and our Qdoba trademark. Lease acquisition costs primarily represent the fair values of acquired lease contracts having contractual rents lower than fair market rents and are amortized on a straight-line basis over the remaining initial lease term, generally 18 years. Acquired franchise contract costs, which represent the acquired value of franchise contracts, are amortized over the term of the franchise agreements, generally 10 years, based on the projected royalty revenue stream. Our trademark asset, recorded in connection with our acquisition of Qdoba Restaurant Corporation in fiscal 2003, has an indefinite life and is not amortized.

JACK IN THE BOX INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Goodwill and intangible assets not subject to amortization are evaluated for impairment annually or more frequently if indicators of impairment are present. If the determined fair values of these assets are less than the related carrying amounts, an impairment loss is recognized. We performed our annual impairment tests of goodwill and non-amortized intangible assets in the fourth quarter of fiscal 2008 and determined there was no impairment.

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

Company-owned life insurance — We have purchased company-owned life insurance (“COLI”) policies to support our non-qualified benefit plans. The cash surrender values of these policies were $65.3 million and $66.8 million as of September 28, 2008 and September 30, 2007, respectively, and are included in other assets, net in the accompanying consolidated balance sheets. These policies reside in an umbrella trust for use only to pay plan benefits to participants or to pay creditors if the Company becomes insolvent. As of September 28, 2008 and September 30, 2007, the trust also included cash of $1.4 million and $0.7 million, respectively, and death benefits receivable of $1.4 million at September 30, 2007.

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

This interpretation only applied to legal obligations associated with the removal of improvements in surrendering our leased properties. The impact of adopting FIN 47 was the recognition of an additional asset of $0.5 million (net of accumulated amortization of $0.4 million), an asset retirement obligation of $2.2 million, and a charge of $1.7 million ($1.0 million, net of tax), which was recorded as a cumulative effect of a change in accounting principle in the consolidated statement of earnings for the fiscal year ended October 1, 2006.

Retirement plans — In fiscal 2007, we adopted the recognition and disclosure provisions of SFAS 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans, which requires an employer to recognize in its statement of financial position the funded status of a benefit plan and recognize as a component of other comprehensive income, net of tax, the gains or losses and prior service costs or credits that arise but are not recognized as components of net periodic benefit costs pursuant to prior existing guidance. We have not yet adopted the measurement date provisions of SFAS 158 which requires that companies measure their plan assets and benefit obligations at the end of their fiscal year. The measurement provision of SFAS 158 is effective for fiscal years ending after December 15, 2008.

JACK IN THE BOX INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Fair value of financial instruments — The fair values of cash and cash equivalents, accounts and other receivables, accounts payable and accrued liabilities approximate their carrying amounts due to their short maturities. COLI policies are recorded at their cash surrender values. The fair values of each of our long-term debt instruments are based on quoted market values, where available, or on the amount of future cash flows associated with each instrument, discounted using our current borrowing rate for similar debt instruments of comparable maturity. The estimated fair values of our long-term debt at September 28, 2008 and September 30, 2007 approximate their carrying values. Our derivative instruments are carried at their fair values based upon quoted market prices.

Revenue recognition — Revenue from restaurant sales are recognized when the food and beverage products are sold and are presented net of sales taxes.

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

The following is a summary of these transactions (dollars in thousands):

	2008	2007	2006

Number of restaurants sold to franchisees	109	76	82
Number of new restaurants opened by franchisees	71	93	65
Initial franchise fees received	$7,303	$6,355	$5,538
Cash proceeds from the sale of company-operated restaurants	$57,117	$51,256	$54,389
Notes receivable(1)	27,928	—	—
Net assets sold (primarily property and equipment)	(16,864)	(11,995)	(12,343)
Goodwill related to the sale of company-operated restaurants	(1,832)	(1,170)	(1,582)

Gains on the sale of company-operated restaurants	$66,349	$38,091	$40,464

(1)	Temporary financing was provided to franchisees to facilitate the closing of certain refranchising transactions in the fourth quarter of fiscal 2008.

Gift cards — We sell gift cards to our customers in our restaurants and through selected third parties. The gift cards sold to our customers have no stated expiration dates and are subject to actual and/or potential escheatment rights in several of the jurisdictions in which we operate. We recognize income from gift cards when redeemed by the customer.

While we will continue to honor all gift cards presented for payment, we may determine the likelihood of redemption to be remote for certain card balances due to, among other things, long periods of inactivity. In these circumstances, to the extent we determine there is no requirement for remitting balances to government agencies under unclaimed property laws, card balances may be recognized in selling, general and administrative expenses in the accompanying consolidated statements of earnings.

JACK IN THE BOX INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Income recognized on unredeemed gift card balances was $1.0 million in fiscal 2008. No income from unredeemed gift cards (“breakage”) was recognized prior to fiscal 2008 due to, among other things, insufficient gift card history necessary to estimate our potential breakage.

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

Advertising costs — We maintain marketing funds which include contributions of approximately 5% and 1% of sales at all company-operated Jack in the Box and Qdoba restaurants, respectively, as well as contractual marketing fees paid monthly by franchisees. Production costs of commercials, programming and other marketing activities are charged to the marketing funds when the advertising is first used for its intended purpose, and the costs of advertising are charged to operations as incurred. Our contributions to the marketing funds and other marketing expenses, which are included in selling, general, and administrative expenses in the accompanying consolidated statements of earnings, were $106.9 million, $109.5 million and $107.5 million in 2008, 2007 and 2006, respectively.

Share-based compensation — At the beginning of fiscal 2006, we adopted the fair value recognition provisions of SFAS 123 (revised 2004), Share-Based Payment (“123R”), which generally requires, among other things, that all employee share-based compensation be measured using a fair value method and that the resulting compensation cost be recognized in the financial statements. We selected the modified prospective method of adoption. Under this method, compensation expense in 2006 included: (a) all share-based payments granted prior to, but not yet vested as of, October 3, 2005, estimated in accordance with the original provisions of SFAS 123, Accounting for Stock-Based Compensation, and (b) all share-based payments granted on or after October 3, 2005, estimated in accordance with the provisions of SFAS 123R.

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

Derivative instruments — From time to time, we use commodity derivatives to reduce the risk of price fluctuations related to raw material requirements for commodities such as beef and pork, and utility derivatives to

JACK IN THE BOX INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

reduce the risk of price fluctuations related to natural gas. We also use interest rate swap agreements to manage interest rate exposure. We do not speculate using derivative instruments. We purchase derivative instruments only for the purpose of risk management.

All derivatives are recognized on the consolidated balance sheets at fair value based upon quoted market prices. Changes in the fair values of derivatives are recorded in earnings or other comprehensive income, based on whether the instrument is designated as a hedge transaction. Gains or losses on derivative instruments reported in other comprehensive income are classified to earnings in the period the hedged item affects earnings. If the underlying hedge transaction ceases to exist, any associated amounts reported in other comprehensive income are reclassified to earnings at that time. Any ineffectiveness is recognized in earnings in the current period. At September 28, 2008, we had two interest rate swaps in effect, no outstanding commodity derivatives and an immaterial amount of utility derivatives. Refer to Note 4, Indebtedness, for additional discussion regarding our interest rate swaps.

Contingencies — We recognize liabilities for contingencies when we have an exposure that indicates it is probable that an asset has been impaired or that a liability has been incurred and the amount of impairment or loss can be reasonably estimated.

Variable interest entities — FASB issued Interpretation No. 46 (revised 2003), Consolidation of Variable Interest Entities (“FIN 46”) requires the primary beneficiary of a variable interest entity to consolidate that entity. The primary beneficiary of a variable interest entity is the party that absorbs a majority of the variable interest entity’s expected losses, receives a majority of the entity’s expected residual returns, or both, because of ownership, contractual or other financial interests in the entity.

The primary entities in which we possess a variable interest are franchise entities, which operate our franchised restaurants. We do not possess any ownership interests in franchise entities. We have reviewed these franchise entities and determined that we are not the primary beneficiary of the entities and therefore, these entities have not been consolidated.

We use two advertising funds to administer our advertising programs. These funds are consolidated into our financial statements as they are deemed variable interest entities for which we are the primary beneficiary. Contributions to these funds are designed for advertising, and we administer the funds’ contributions. In accordance with SFAS 45, Accounting for Franchise Fee Revenue, contributions from franchisees, when received, are recorded as offsets to advertising expense in the accompanying consolidated statements of earnings.

Segment reporting — An operating segment is defined as a component of an enterprise that engages in business activities from which it may earn revenues and incur expenses, and about which separate financial information is regularly evaluated by our chief operating decision makers in deciding how to allocate resources. Similar operating segments can be aggregated into a single operating segment if the businesses are similar. We operate our business in two operating segments, Jack in the Box and Qdoba. Refer to Note 13, Segment Reporting, for additional discussion regarding our segments.

Effect of new accounting pronouncements — We adopted the provisions of Financial Accounting Standards Board (“FASB”) Interpretation 48 (“FIN 48”), Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statement No. 109, on October 1, 2007. FIN 48 clarifies the accounting for income taxes by prescribing a minimum probability threshold that a tax position must meet before a financial statement benefit is recognized. The minimum threshold is defined in FIN 48 as a tax position that is more likely than not to be sustained upon examination by the applicable taxing authority, including resolution of any related appeals or litigation processes, based on the technical merits of the position. The adoption of this statement did not have a material impact on our consolidated financial statements. Refer to Note 7, Income Taxes, for additional information regarding our adoption of FIN 48.

JACK IN THE BOX INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

2.	DISCONTINUED OPERATIONS

In October 2008, we announced the decision to sell our 61 Quick Stuff convenience stores, which include a major-branded fuel station developed adjacent to a full-size Jack in the Box restaurant. We have decided to sell Quick Stuff, not including the adjacent restaurant, to maximize the potential of our Jack in the Box and Qdoba brands. Quick Stuff is not included in either of our restaurant operating segments.

We expect to sell this business within fiscal 2009 and do not expect this sale to have a material impact on ongoing earnings. The operations and cash flows of the business will be eliminated and in accordance with the provisions of SFAS 144, Accounting for the Impairment or Disposal of Long-lived Assets, the results of operations of Quick Stuff for all periods presented have been reported as discontinued operations.

The major classes of assets held for sale in fiscal 2008 and discontinued operations in fiscal 2007 are as follows (in thousands):

	2008	2007

Assets Held for Sale:
Inventories	$6,518	$6,188
Property and equipment, net	41,827	42,163
Goodwill	912	912
Other assets, primarily liquor licenses	399	410

Total assets of discontinued operations	$49,656	$49,673

Revenue and operating income from discontinued operations for fiscal 2008, 2007 and 2006 were as follows (in thousands):

	2008	2007	2006

Revenue	$461,888	$362,547	$342,359
Operating income	1,749	1,500	2,769

3.  GOODWILL AND INTANGIBLE ASSETS, NET

In the third quarter of fiscal 2008, we recorded adjustments to goodwill in connection with the sale of company-operated restaurants to franchisees from the beginning of fiscal 2003 through the second quarter of fiscal 2008. Historically, we did not write-off goodwill on the sale of company-operated restaurants to franchisees, as we did not believe it constituted the disposal of a business under the provisions of SFAS 142, Goodwill and Other Intangible Assets. It has now been interpreted that SFAS 142 requires that a portion of the entity level goodwill be written-off based on the relative fair values of the restaurants being sold and the remaining value of the entity, in our case, Jack in the Box. These adjustments did not have a material impact on our consolidated financial statements for any of the affected reporting periods.

The changes in the carrying amount of goodwill during 2008 and 2007 by operating segment were as follows (in thousands):

	Jack in the Box	Qdoba	Total

Balance at October 2, 2006	$59,994	$24,319	$84,313
Acquisition of franchised restaurants	—	4,478	4,478
Sale of company-operated restaurants to franchisees	(1,170)	—	(1,170)

Balance at September 30, 2007	58,824	28,797	87,621
Sale of company-operated restaurants to franchisees	(1,832)	—	(1,832)

Balance at September 28, 2008	$56,992	$28,797	$85,789

JACK IN THE BOX INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

During fiscal 2007, aggregate goodwill of $4.5 million was recorded in connection with the acquisition of nine Qdoba restaurants previously operated by franchisees.

Intangible assets, net consist of the following as of September 28, 2008 and September 30, 2007 (in thousands):

	2008	2007

Amortized intangible assets:
Gross carrying amount	$19,249	$21,866
Less accumulated amortization	(8,800)	(10,609)

Net carrying amount	10,449	11,257

Unamortized intangible assets:
Trademark	8,800	8,800

Net carrying amount	$19,249	$20,057

Amortized intangible assets include lease acquisition costs and acquired franchise contracts. The weighted-average life of the amortized intangible assets is approximately 25 years. Total amortization expense related to intangible assets was $0.8 million, $0.9 million, and $1.0 million in fiscal years 2008, 2007, and 2006, respectively.

The following table summarizes, as of September 28, 2008, the estimated amortization expense for each of the next five fiscal years (in thousands):

Fiscal Year

2009	$757
2010	742
2011	741
2012	722
2013	689

Total	$3,651

4.	INDEBTEDNESS

The detail of long-term debt at each year-end follows (in thousands):

	2008	2007

Revolver, variable interest rate based on an applicable margin plus LIBOR, 4.88% at September 28, 2008	$91,000	$—
Term loan, variable interest rate based on an applicable margin plus LIBOR, 4.21% at September 28, 2008	415,000	415,000
Capital lease obligations, 8.62% weighted average interest rate	12,526	18,053
Other notes, principally unsecured	55	250

	518,581	433,303
Less current portion	(2,331)	(5,787)

	$516,250	$427,516

Credit facility — Our credit facility is comprised of (i) a $150.0 million revolving credit facility maturing on December 15, 2011 and (ii) a term loan maturing on December 15, 2012, both bearing interest at London Interbank Offered Rate (“LIBOR”) plus 1.375%. At inception, we borrowed $475.0 million under the term loan facility and

JACK IN THE BOX INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

used the proceeds to repay all borrowings under the prior credit facility, to pay related transaction fees and expenses and to repurchase a portion of our outstanding stock. In fiscal 2007, we elected to make, without penalty, a $60.0 million optional prepayment of our term loan, which has been applied to the remaining scheduled principal installments in the direct order of maturity. Our term loan is scheduled to be repaid in quarterly installments of $11.3 million, $11.9 million, $17.8 million and $71.3 million in October 2009 and calendar years 2010, 2011, and 2012, respectively. At September 28, 2008, we had borrowings under the revolving credit facility of $91.0 million, $415.0 million outstanding under the term loan and letters of credit outstanding of $35.5 million.

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

Loan origination costs associated with the new credit facility were $7.4 million and are included as deferred costs in other assets, net in the accompanying consolidated balance sheets. Deferred financing fees of $1.9 million related to the prior credit facility were written-off and are included in interest expense, net in the accompanying consolidated statement of earnings in fiscal 2007.

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

Covenants — We are subject to a number of customary covenants under our credit facility, including limitations on additional borrowings, acquisitions, loans to franchisees, capital expenditures, lease commitments, stock repurchases and dividend payments, and requirements to maintain certain financial ratios and prepay term loans with a portion of our excess cash flows, as defined therein. As of September 28, 2008, we complied with all debt covenants.

Future cash payments — Scheduled principal payments on our long-term debt for each of the next five fiscal years are as follows (in thousands):

Fiscal Year

2009	$2,331
2010	48,185
2011	66,621
2012	323,700
2013	72,228

Total principal payments	$513,065

Capitalized interest — We capitalize interest in connection with the construction of our restaurants and other facilities. Interest capitalized in 2008, 2007 and 2006 was $0.9 million, $1.4 million and $1.4 million, respectively.

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

The components of rent expense were as follows in each fiscal year (in thousands):

	2008	2007	2006

Minimum rentals	$199,903	$194,889	$191,772
Contingent rentals	3,444	3,942	3,765

Total rent expense	203,347	198,831	195,537
Less sublease rentals	(50,004)	(42,308)	(33,776)

Net rent expense	$153,343	$156,523	$161,761

Future minimum lease payments under capital and operating leases are as follows (in thousands):

	Capital	Operating
Fiscal Year	Leases	Leases

2009	$3,487	$201,339
2010	2,320	187,694
2011	2,161	175,322
2012	1,871	165,391
2013	1,608	153,658
Thereafter	7,326	967,525

Total minimum lease payments	18,773	$1,850,929

Less amount representing interest, 8.62% weighted average interest rate	(6,247)

Present value of obligations under capital leases	12,526
Less current portion	(2,276)

Long-term capital lease obligations	$10,250

Total future minimum lease payments have not been reduced by minimum sublease rents of $726.2 million expected to be recovered under our operating subleases.

Assets recorded under capital leases are included in property and equipment and consisted of the following at each year-end (in thousands):

	2008	2007

Buildings	$23,049	$23,112
Equipment	20,227	20,247

	43,276	43,359
Less accumulated amortization	(33,875)	(29,431)

	$9,401	$13,928

Amortization of assets under capital leases is included in depreciation and amortization expense.

JACK IN THE BOX INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

As lessor — We lease or sublease restaurants to certain franchisees and others under agreements that generally provide for the payment of percentage rentals in excess of stipulated minimum rentals, usually for a period of 20 years. Most of our leases have rent escalation clauses and renewal clauses of 5 to 20 years. Total rental revenue was $88.6 million, $74.4 million and $58.8 million, including contingent rentals of $13.8 million, $13.9 million and $11.7 million, in 2008, 2007 and 2006, respectively.

The minimum rents receivable expected to be received under these non-cancelable operating leases, excluding contingent rentals, are as follows (in thousands):

Fiscal Year

2009	$79,773
2010	78,466
2011	74,794
2012	72,055
2013	69,982
Thereafter	804,217

Total minimum future rentals	$1,179,287

Assets held for lease consisted of the following at each year-end (in thousands):

	2008	2007

Land	$33,442	$29,716
Buildings	194,344	160,858
Equipment	4,329	4,172

	232,115	194,746
Less accumulated depreciation	(112,269)	(89,535)

	$119,846	$105,211

6.	RESTAURANT CLOSING, IMPAIRMENT CHARGES AND OTHER

In 2008, we recorded impairment charges of $3.5 million primarily related to the write-down of the carrying value of seven Jack in the Box restaurants, which we continue to operate. We also recognized accelerated depreciation and other costs on the disposition of property and equipment of $16.4 million primarily related to our restaurant re-image program, which includes a major renovation of our restaurant facilities, a kitchen enhancement project and normal ongoing capital maintenance activities.

In 2007, we recorded impairment charges of $1.3 million related to the closure of five Jack in the Box restaurants and the write-down of the carrying value of one Jack in the Box restaurant, which we continued to operate. We also recognized accelerated depreciation and other costs on the disposition of property and equipment of $15.9 million primarily relating to our re-image program and capital maintenance activity.

In 2006, we recorded impairment charges of $1.6 million related to seven Jack in the Box restaurants that we closed or the lease expired, and we recorded impairment charges of $2.5 million to write-down the carrying value of eight Jack in the Box restaurants. We also recognized accelerated depreciation and other costs on the disposition of property and equipment of $9.1 million primarily relating to our re-image program and capital maintenance activity.

These impairment charges, accelerated depreciation and other costs on the disposition of property and equipment are included in selling, general and administrative expenses in the accompanying consolidated statements of earnings.

JACK IN THE BOX INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Total accrued restaurant closing costs, included in accrued expenses and other long-term liabilities, changed as follows during 2008 and 2007 (in thousands):

	2008	2007

Balance at beginning of year	$5,451	$5,084
Additions and adjustments	654	1,298
Cash payments	(1,393)	(931)

Balance at end of year	$4,712	$5,451

Additions and adjustments primarily relate to revisions to certain sublease assumptions and the closure of two and three Jack in the Box restaurants in 2008 and 2007, respectively.

7.	INCOME TAXES

The fiscal year income taxes consist of the following (in thousands):

	2008	2007	2006

Current:
Federal	$54,967	$72,781	$59,457
State	9,061	11,485	8,539

	64,028	84,266	67,996

Deferred:
Federal	5,202	(12,827)	(8,697)
State	1,021	(2,457)	(1,100)

	6,223	(15,284)	(9,797)

Subtotal income tax	70,251	68,982	58,199
Income tax benefit related to cumulative effect of accounting change	—	—	646

Total income tax expense	$70,251	$68,982	$58,845

A reconciliation of the federal statutory income tax rate to our effective tax rate is as follows:

	2008	2007	2006

Computed at federal statutory rate	35.0%	35.0%	35.0%
State income taxes, net of federal tax benefit	3.3	3.5	3.2
Benefit of jobs tax credits	(2.5)	(1.1)	(0.8)
Benefit of research and experimentation credits	(0.1)	(0.2)	(0.8)
Others, net	1.6	(1.6)	(1.0)

	37.3%	35.6%	35.6%

JACK IN THE BOX INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The tax effects of temporary differences that give rise to significant portions of deferred tax assets and deferred tax liabilities at each year-end are presented below (in thousands):

	2008	2007

Deferred tax assets:
Accrued pension and post retirement benefits	$23,510	$34,721
Accrued insurance	13,952	17,806
Leasing transactions	14,057	14,476
Accrued vacation pay expense	11,926	12,322
Deferred income	2,883	3,535
Other reserves and allowances	9,633	9,313
Tax loss and tax credit carryforwards	4,257	3,195
Share-based compensation	11,398	8,584
Other, net	4,244	3,085

Total gross deferred tax assets	95,860	107,037
Valuation allowance	(4,257)	(3,158)

Total net deferred tax assets	91,603	103,879
Deferred tax liabilities:
Property and equipment, principally due to differences in depreciation	(71,159)	(74,154)
Intangible assets	(22,388)	(21,624)

Total gross deferred tax liabilities	(93,547)	(95,778)

Net deferred tax assets (liabilities)	$(1,944)	$8,101

Deferred tax assets at September 28, 2008 include state net operating loss carryforwards of approximately $66.0 million expiring at various times between 2010 and 2027. At September 28, 2008 and September 30, 2007, we recorded a valuation allowance related to state net operating losses of $4.3 million and $3.2 million, respectively. The current year change in the valuation allowance of $1.1 million related to state net operating losses. We believe that it is more likely than not that these loss carryforwards will not be realized and that the remaining deferred tax assets will be realized through future taxable income or alternative tax strategies.

As of October 1, 2007, the date of our adoption of FIN 48, our gross unrecognized tax benefits for income taxes associated with uncertain tax positions totaled $11.0 million. At September 28, 2008, we had $4.2 million of unrecognized tax benefits. Of this total, $4.0 million represented the amount of unrecognized tax benefits that, if recognized, would favorably affect the effective income tax rate in future periods. A reconciliation of the beginning and ending amount of unrecognized tax benefits follows (in thousands):

Balance upon adoption of FIN 48	$11,024
Reductions to tax positions recorded during prior years	(689)
Reductions to tax positions due to settlements with taxing authorities	(3,625)
Reductions to tax positions due to statute expiration	(2,538)

Balance at September 28, 2008	$4,172

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

It is reasonably possible that changes to the gross unrecognized tax benefits may be required within the next twelve months of approximately $0.5 million. These changes relate to the possible settlement of Internal Revenue Service audits for the Company’s 2006 tax year that is currently in process and expected to be completed within twelve months, and also the expiration of the statute of limitations in various taxing jurisdictions.

The major jurisdictions in which the Company files income tax returns include the US and most US states that impose an income tax. The federal statute of limitations for all tax years beginning with 2004 remains open at this time. The statute of limitations for state taxing jurisdictions which could have a material impact, namely California and Texas, have not expired for tax years 2000 and 2003 respectively. Generally, the statutes of limitations for the other state jurisdictions have not expired for tax years 2001 and forward.

8.	RETIREMENT PLANS

We sponsor programs that provide retirement benefits to most of our employees. These programs include defined benefit contribution plans, defined benefit pension plans and postretirement healthcare plans.

Defined contribution plans — We maintain savings plans pursuant to Section 401(k) of the Internal Revenue Code, which allow administrative and clerical employees who have satisfied the service requirements and reached age 21 to defer a percentage of their pay on a pre-tax basis. We match 50% of the first 4% of compensation deferred by the participant. Our contributions under these plans were $2.0 million, $1.9 million and $1.9 million in 2008, 2007 and 2006, respectively. We also maintain an unfunded, non-qualified deferred compensation plan for key executives and other members of management who are excluded from participation in the qualified savings plan. This plan allows participants to defer up to 50% of their salary and 100% of their bonus, on a pre-tax basis. We match 100% of the first 3% contributed by the participant. Effective January 1, 2007, to compensate for changes made to our supplemental executive retirement plan (“SERP”), we also contribute a supplemental amount equal to 4% of an eligible employee’s salary and bonus for a period of ten years in such eligible position. Our contributions under the non-qualified deferred compensation plan were $1.3 million, $1.2 million and $1.2 million in 2008, 2007 and 2006, respectively. In each plan, a participant’s right to Company contributions vests at a rate of 25% per year of service.

Defined benefit pension plans — We sponsor defined benefit pension plans (“qualified pension plans”) covering substantially all full-time employees. We also sponsor an unfunded supplemental executive retirement plan (“non-qualified plan”) which provides certain employees additional pension benefits and was closed to any new participants effective January 1, 2007. Benefits under all plans are based on the employees’ years of service and compensation over defined periods of employment.

Postretirement healthcare plans — We also sponsor healthcare plans that provide postretirement medical benefits to certain employees who meet minimum age and service requirements. The plans are contributory; with retiree contributions adjusted annually, and contain other cost-sharing features such as deductibles and coinsurance.

Obligations and funded status — The following table provides a reconciliation of the changes in benefit obligations, plan assets and funded status of our retirement plans as of June 30, 2008 and June 30, 2007. In

JACK IN THE BOX INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

accordance with the provisions of SFAS 158, we will be required to value our plan assets and funded status as of the end of our fiscal year starting in fiscal 2009. (in thousands):

	Qualified Pension Plans		Non-Qualified Pension Plan		Postretirement Health Plans
	2008	2007	2008	2007	2008	2007

Change in benefit obligation:
Obligation at beginning of year	$224,895	$196,031	$39,628	$36,753	$18,487	$16,683
Service cost	10,427	9,846	802	734	222	213
Interest cost	14,539	13,201	2,552	2,401	1,176	1,081
Participant contributions	—	—	—	—	125	115
Actuarial loss (gain)	(32,712)	9,924	(994)	1,852	(2,205)	1,169
Benefits paid	(5,122)	(4,107)	(2,287)	(2,112)	(826)	(774)
Plan amendment and other	—	—	933	—	—	—

Obligation at end of year	$212,027	$224,895	$40,634	$39,628	$16,979	$18,487

Change in plan assets:
Fair value at beginning of year	$216,679	$185,540	$—	$—	$—	$—
Actual return on plan assets	(7,785)	26,246	—	—	—	—
Participant contributions	—	—	—	—	125	115
Employer contributions	25,000	9,000	2,287	2,112	701	659
Benefits paid	(5,122)	(4,107)	(2,287)	(2,112)	(826)	(774)

Fair value at end of year	$228,772	$216,679	$—	$—	$—	$—

Reconciliation of funded status:
Funded status	$16,745	$(8,216)	$(40,634)	$(39,628)	$(16,979)	$(18,487)
Employer contributions after measurement date	—	3,000	—	—	—	—

Net amount recognized	$16,745	$(5,216)	$(40,634)	$(39,628)	$(16,979)	$(18,487)

Amounts recognized:
Noncurrent assets	$16,745	$1,638	$—	$—	$—	$—
Current liabilities	—	—	(2,451)	(2,195)	(877)	(790)
Noncurrent liabilities	—	(6,854)	(38,183)	(37,433)	(16,102)	(17,697)

Net amount recognized	$16,745	$(5,216)	$(40,634)	$(39,628)	$(16,979)	$(18,487)

Amounts in AOCI not yet reflected in net periodic benefit cost:
Net actuarial loss (gain)	$21,451	$30,339	$7,229	$8,756	$(5,622)	$(4,238)
Prior service cost	335	459	3,650	3,450	446	631

Total	$21,786	$30,798	$10,879	$12,206	$(5,176)	$(3,607)

Other changes in plan assets and benefit obligations recognized in OCI:
Net gain	$(7,917)		$(994)		$(2,205)
Amortization of gain (loss)	(971)		(533)		821
Prior service cost	—		933		—
Amortization of prior service cost	(124)		(733)		(185)

Total recognized in OCI	(9,012)		(1,327)		(1,569)
Net periodic benefit cost	9,051		4,620		762

Total recognized in other comprehensive income	$39		$3,293		$(807)

Amounts in AOCI expected to be amortized fiscal 2009 net periodic benefit cost:
Net actuarial loss (gain)	$56		$396		$(964)
Prior service cost	124		707		185

Total	$180		$1,103		$(779)

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

As of June 30, 2008 and 2007, the qualified plans’ fair market value of plan assets exceeded the respective accumulated benefit obligations. The non-qualified plan is an unfunded plan and, as such, had no plan assets as of June 30, 2008 and 2007. The following sets forth the PBO, ABO and fair value of plan assets of our pension plans as of the measurement date in each year (in thousands):

	2008	2007

Qualified plans:
Projected benefit obligation	$212,027	$224,895
Accumulated benefit obligation	184,295	190,866
Fair value of plan assets	228,772	216,679
Non-qualified plan:
Projected benefit obligation	$40,634	$39,628
Accumulated benefit obligation	39,058	37,373
Fair value of plan assets	—	—

JACK IN THE BOX INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Net periodic benefit cost — The components of the fiscal year net periodic benefit cost were as follows (in thousands):

	2008	2007	2006

Qualified defined pension plans:
Service cost	$10,427	$9,846	$12,042
Interest cost	14,539	13,201	12,258
Expected return on plan assets	(17,010)	(14,541)	(12,428)
Actuarial loss	971	2,257	8,416
Amortization of unrecognized prior service cost	124	124	124

Net periodic benefit cost	$9,051	$10,887	$20,412

Non-qualified pension plan:
Service cost	$802	$734	$771
Interest cost	2,552	2,401	2,067
Actuarial loss	533	404	735
Amortization of unrecognized prior service cost	733	707	671
Amortization of unrecognized net transition obligation	—	95	95

Net periodic benefit cost	$4,620	$4,341	$4,339

Postretirement health plans:
Service cost	$222	$213	$272
Interest cost	1,176	1,081	1,023
Actuarial gain	(821)	(930)	(371)
Amortization of unrecognized prior service cost	185	185	185

Net periodic benefit cost	$762	$549	$1,109

JACK IN THE BOX INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Assumptions — We determine our actuarial assumptions on an annual basis. In determining the present values of our benefit obligations and net periodic benefit costs as of and for the fiscal years ended September 28, 2008, September 30, 2007 and October 1, 2006, respectively, we used the following weighted-average assumptions:

	2008	2007	2006

Assumptions used to determine benefit obligations(1):
Qualified pension plans:
Discount rate	7.30%	6.50%	6.60%
Rate of future compensation increases	3.50	3.50	3.50
Non-qualified pension plan:
Discount rate	7.30%	6.50%	6.60%
Rate of future compensation increases	5.00	5.00	5.00
Postretirement health plans:
Discount rate	7.30%	6.50%	6.60%
Assumptions used to determine net periodic benefit cost(2):
Qualified pension plans:
Discount rate	6.50%	6.60%	5.50%
Long-term rate of return on assets	7.75	7.75	7.75
Rate of future compensation increases	3.50	3.50	3.50
Non-qualified pension plan:
Discount rate	6.50%	6.60%	5.50%
Rate of future compensation increases	5.00	5.00	5.00
Postretirement health plans:
Discount rate	6.50%	6.60%	5.50%

(1)	Determined as of end of year.

(2)	Determined as of beginning of year.

The assumed discount rate was determined by considering the average of pension yield curves constructed of a population of high-quality bonds with a Moody’s or Standard and Poor’s rating of “AA” or better meeting certain other criteria. The resulting discount rate reflects the matching of plan liability cash flows to the yield curves.

The assumed expected long-term rate of return on assets is the weighted average rate of earnings expected on the funds invested or to be invested to provide for the pension obligations. The long-term rate of return on assets was determined taking into consideration our projected asset allocation and economic forecasts prepared with the assistance of our actuarial consultants. Our five-year actual rate of return on plan assets was approximately 7.5% as of September 30, 2008.

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

JACK IN THE BOX INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

For measurement purposes, the weighted-average assumed health care cost trend rates for our postretirement health plans were as follows for each fiscal year:

	2008	2007

Health care cost trend rate for next year:
Participants under age 65	7.50%	8.33%
Participants age 65 or older	7.69%	8.50%
Rate to which the cost trend rate is assumed to decline	4.94%	4.92%
Year the rate reaches the ultimate trend rate	2013	2013

The assumed health care cost trend rate represents our estimate of the annual rates of change in the costs of the health care benefits currently provided by our postretirement plans. The health care cost trend rate implicitly considers estimates of health care inflation, changes in health care utilization and delivery patterns, technological advances and changes in the health status of the plan participants. The health care cost trend rate assumption has a significant effect on the amounts reported. For example, increasing the assumed health care cost trend rates by 1.0% in each year would increase the postretirement benefit obligation as of September 28, 2008 by $2.2 million and the aggregate of the service and interest cost components of net periodic benefit cost for 2008 by $0.2 million. If the assumed health care cost trend rates decreased by 1.0% in each year, the postretirement benefit obligation would decrease by $1.8 million as of September 28, 2008, and the aggregate of the service and interest components of net periodic benefit cost for 2008 would decrease by $0.1 million.

Plan assets — Our investment strategy is to seek a competitive rate of return relative to an appropriate level of risk. Our asset allocation strategy utilizes multiple investment managers in order to maximize the plan’s return while minimizing risk. We regularly monitor our asset allocation, and senior financial management and the Finance Committee of the Board of Directors review performance results at least semi-annually. In May 2007, we adjusted our target asset allocation for our qualified pension plans to the following: 40% U.S. equities, 30% debt securities, 15% international equities, 5% balanced fund and 10% real estate. We plan to reallocate our plan assets over a period of time, as deemed appropriate by senior financial management, to achieve our target asset allocation. The qualified pension plans had the following asset allocations at June 30, 2008 and June 30, 2007:

	2008	2007

U.S. equities	39%	42%
Debt securities	36	37
International equities	14	15
Balanced fund	6	6
Real estate	5	0

	100%	100%

JACK IN THE BOX INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Future cash flows — Our policy is to fund our plans at or above the minimum required by law. Contributions expected to be paid in the next fiscal year and the projected benefit payments for each of the next five fiscal years and the total aggregate amount for the subsequent five fiscal years are as follows (in thousands):

	Defined
	Benefit
	Pension	Postretirement
	Plans	Health Plans(1)

Estimated net contributions during fiscal 2009	$14,950	$877
Estimated future year benefit payments during fiscal years:
2009	$7,538	$877
2010	8,192	933
2011	8,770	984
2012	9,501	1,024
2013	10,456	1,080
2014-2018	73,889	6,260

(1)	Net of Medicare Part D Subsidy.

We will continue to evaluate contributions to our defined benefit plans based on changes in pension assets as a result of asset performance in the current market and economic environment. Expected benefit payments are based on the same assumptions used to measure our benefit obligation at September 28, 2008 and include estimated future employee service.

9.	SHARE-BASED EMPLOYEE COMPENSATION

Stock incentive plans — We offer share-based compensation plans to attract, retain, and motivate key officers, non-employee directors, and employees to work toward the financial success of the Company.

Our stock incentive plans are administered by the Compensation Committee of the Board of Directors and have been approved by the stockholders of the Company. The terms and conditions of our share-based awards are determined by the Compensation Committee on each award date and may include provisions for the exercise price, expirations, vesting, restriction on sales and forfeitures, as applicable. We issue new shares to satisfy stock issuances under our stock incentive plans.

Our Amended and Restated 2004 Stock Incentive Plan authorizes the issuance of up to 6,500,000 common shares in connection with the granting of stock options, stock appreciation rights, restricted stock purchase rights, restricted stock bonuses, restricted stock units or performance units to key employees and directors. No more than 1,300,000 shares may be granted under this Plan as restricted stock or performance-based awards. As of September 28, 2008, 1,513,519 shares of common stock were available for future issuance under this Plan.

There are four other plans under which we can no longer issue awards, although awards outstanding under these plans may still vest and be exercised: the 1992 Employee Stock Incentive Plan, the 1993 Stock Option Plan, the 2002 Stock Incentive Plan, and the Non-Employee Director Stock Option Plan.

We also maintain a deferred compensation plan for non-management directors under which those who are eligible to receive fees or retainers may choose to defer receipt of their compensation. The amounts deferred are converted into stock equivalents at the then current market price of our common stock. Effective November 9, 2006, the deferred compensation plan was amended to eliminate a 25% company match of such deferred amounts and require settlement in shares of our common stock based on the number of stock equivalents at the time of a participant’s separation from the Board of Directors. As a result of changing the method of settlement from cash to stock, the deferred compensation obligation was reclassified from accrued liabilities to capital in excess of par value in the accompanying consolidated balance sheet as of September 30, 2007. This plan provides for the issuance of up

JACK IN THE BOX INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

to 350,000 shares of common stock in connection with the crediting of stock equivalents. As of September 28, 2008, 323,373 shares of common stock were available for future issuance under this plan.

In February 2006, the stockholders of the Company approved an employee stock purchase plan (“ESPP”) for all eligible employees to purchase shares of common stock at 95% of the fair market value on the date of purchase. Employees may authorize us to withhold up to 15% of their base compensation during any offering period, subject to certain limitations. A maximum of 200,000 shares of common stock may be issued under the plan. As of September 28, 2008, 173,185 shares of common stock were available for future issuance under this plan.

Compensation expense — We offer share-based compensation plans to attract, retain, and motivate key officers, non-employee directors, and employees to work toward the financial success of the Company. The components of share-based compensation expense recognized in each year are as follows (in thousands):

	2008	2007	2006

Stock options	$7,880	$8,602	$7,270
Performance-vested stock awards	1,381	2,416	1,210
Nonvested stock awards	1,034	1,246	805
Deferred compensation for directors — equity classified	271	376	—
Deferred compensation for directors — liability classified	—	324	2,885

Total share-based compensation expense	$10,566	$12,964	$12,170

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

The following is a summary of stock option activity for fiscal 2008:

			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
		Exercise	Contractual	Intrinsic
	Shares	Price	Term (Years)	Value
				(In thousands)

Options outstanding at September 30, 2007	4,848,357	$18.19
Granted	1,140,500	24.76
Exercised	(753,266)	11.47
Forfeited	(75,595)	19.88
Expired	(10,700)	11.04

Options outstanding at September 28, 2008	5,149,296	$20.62	5.75	$20,983

Options exercisable at September 28, 2008	3,079,941	$16.97	5.04	$20,373

Options exercisable and expected to vest at September 28, 2008	5,090,884	$20.56	5.74	$7,647

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

	2008	2007	2006

Risk-free interest rate	2.85%	4.20%	4.12%
Expected dividends yield	0.00%	0.00%	0.00%
Expected stock price volatility	45.74%	37.85%	34.88%
Expected life of options (in years)	4.38	4.65	5.92

In 2008, 2007, and 2006, the risk-free interest rate was determined by a yield curve of risk-free rates based on published U.S. Treasury spot rates in effect at the time of grant and has a term equal to the expected life.

The dividend yield assumption is based on the Company’s history and expectations of dividend payouts.

The expected stock price volatility in 2008, 2007 and the fourth quarter of 2006, represents an average of the implied volatility and the Company’s historical volatility.

The expected life of the options represents the period of time the options are expected to be outstanding and is based on historical trends.

The weighted-average grant-date fair value of options granted was $9.82, $11.20, and $10.21 in 2008, 2007, and 2006, respectively. The intrinsic value of stock options is defined as the difference between the current market value and the grant price. The total intrinsic value of stock options exercised was $12.5 million, $47.6 million, and $33.7 million in 2008, 2007, and 2006, respectively.

As of September 28, 2008, there was approximately $17.5 million of total unrecognized compensation cost related to stock options granted under our stock incentive plans. That cost is expected to be recognized over a weighted-average period of 2.0 years.

Performance-vested stock awards — We began granting performance-vested stock awards to certain employees in fiscal 2005. Performance awards represent a right to receive a certain number of shares of common stock upon achievement of performance goals at the end of a three-year period. The expected cost of the shares is being reflected over the performance period and is reduced for estimated forfeitures. The expected cost for all awards granted is based on the fair value of our stock on the date of grant, reduced for estimated forfeitures, as it is our intent to settle these awards with shares of common stock.

The following is a summary of performance-vested stock award activity for fiscal 2008:

		Weighted-
		Average
		Grant Date
	Shares	Fair Value

Performance-vested stock awards outstanding at September 30, 2007	523,848	$22.02
Granted	—
Issued	(133,873)	15.20
Forfeited	(60,316)	24.70

Performance-vested stock awards outstanding at September 28, 2008	329,659	$24.30

Vested and subject to release at September 28, 2008	68,939	$16.91

As of September 28, 2008, there was approximately $2.6 million of total unrecognized compensation cost related to performance-vested stock awards. That cost is expected to be recognized over a weighted-average period of 1.64 years. The total fair value of awards that vested as of September 28, 2008, the end of the second three-year

JACK IN THE BOX INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

period, was $0.9 million. We expect to issue the stock associated with these awards in November 2008. In 2007 and 2006, 146,116 and 1,244 awards vested with a fair value of $4.7 million and $0.02 million, respectively.

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

The following is a summary of nonvested stock activity for fiscal 2008:

		Weighted-
		Average
		Grant Date
	Shares	Fair Value

Nonvested stock outstanding at September 30, 2007	489,940	$12.62
Granted	64,545	26.35
Released	(2,000)	19.76
Forfeited	(3,000)	20.63

Nonvested stock outstanding at September 28, 2008	549,485	$14.16

Vested at September 28, 2008	191,113	$11.21

As of September 28, 2008, there was approximately $4.3 million of total unrecognized compensation cost related to nonvested stock awards, which is expected to be recognized over a weighted-average period of 7.0 years. No shares of nonvested stock were granted in 2007. During 2006, we granted 11,000 shares of nonvested stock, respectively, with a grant date fair value of $0.2 million. In 2008, 2007 and 2006, the total grant date fair value of shares released was $0.04 million, $1.1 million and $0.2 million respectively.

Non-management directors’ deferred compensation — Effective November 9, 2006, all awards outstanding under our directors’ deferred compensation plan are accounted for as equity-based awards per the provisions of SFAS 123R, and deferred amounts are converted into stock equivalents at the then-current market price of our common stock. Prior to November 9, 2006, these awards were accounted for as liability-based awards, and in addition to converting deferrals into stock equivalents at the then-current market price of our stock, our liability was adjusted at the end of each reporting period to reflect the value of the directors’ stock equivalents at the then-market price of our common stock. During fiscal 2008, 26,627 shares of common stock were issued in connection with the retirement of a director having a grant date fair value of $0.4 million. No deferrals were settled in 2007. Cash used to settle directors’ deferred compensation upon a director’s retirement from the Board in fiscal 2006 was $1.1 million.

The following is a summary of the stock equivalent activity for fiscal 2008:

		Weighted-
		Average
	Stock	Grant Date
	Equivalents	Fair Value

Stock equivalents outstanding at September 30, 2007	222,128	$11.66
Deferred directors’ compensation	9,831	26.55
Stock distribution	(26,627)	15.10

Stock equivalents outstanding at September 28, 2008	205,332	11.92

Employee stock purchase plan — In fiscal 2008 and 2007, 15,567 and 11,248 shares, respectively, were purchased through the ESPP at an average price of $25.65 and $32.51. The first offering period concluded in the first quarter of 2007, therefore no shares were issued under this plan in 2006.

JACK IN THE BOX INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

10.	STOCKHOLDERS’ EQUITY

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

Repurchases of common stock — In November 2007, the Board approved a program to repurchase up to $200.0 million in shares of our common stock over three years expiring November 9, 2010. We repurchased 3.9 million shares at an aggregate cost of $100.0 million during fiscal 2008. As of September 28, 2008, the total remaining amount authorized for repurchase was $100.0 million.

Pursuant to a tender offer in December 2006, we accepted for purchase approximately 2.3 million shares of common stock at a purchase price of $61.00 per share, for a total cost of $143.3 million. In December 2006, the Board of Directors authorized a program to repurchase up to 3.3 million shares of our common stock in calendar year 2007 to complete the repurchase of the total shares authorized in the Tender Offer. In the second quarter of 2007, under a 10b5-1 plan, we repurchased 3.2 million shares for $220.1 million. The Tender Offer and the additional repurchase program were funded through the new credit facility and available cash, and all shares repurchased were subsequently retired.

Pursuant to a stock repurchase program authorized by the Board of Directors in 2005, we repurchased 1,582,881 and 1,444,700 shares of our common stock for $100.0 million and $50.0 million during 2007 and 2006, respectively.

Comprehensive income — Our total comprehensive income, net of taxes, was as follows (in thousands):

	2008	2007	2006

Net earnings	$119,279	$125,583	$107,067
Net unrealized gains (losses) related to cash flow hedges	(3,210)	(2,055)	297
Tax effect	1,226	801	(117)

	(1,984)	(1,254)	180
Net realized gains reclassified into net earnings on liquidation of interest rate swaps	—	(371)	—
Tax effect	—	137	—

	—	(234)	—
Effect of unrecognized net actuarial losses and prior service cost in 2008 and and 2007, minimum pension liability adjustment in 2006	11,907	3,917	45,150
Tax effect	(4,628)	(1,524)	(17,563)

	7,279	2,393	27,587

Total comprehensive income	$124,574	$126,488	$134,834

JACK IN THE BOX INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The components of accumulated other comprehensive loss, net of taxes, were as follows as of September 28, 2008 and September 30, 2007 (in thousands):

	2008	2007

Unrecognized periodic benefit costs, net of taxes of ($10,520) and ($15,148), respectively	$(16,970)	$(24,249)
Net unrealized losses related to cash flow hedges, net of taxes of ($1,782) and ($556), respectively	(2,875)	(891)

Accumulated other comprehensive loss	$(19,845)	$(25,140)

11.	AVERAGE SHARES OUTSTANDING

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

The following table reconciles basic weighted-average shares outstanding to diluted weighted-average shares outstanding (in thousands):

	2008	2007	2006

Weighted-average shares outstanding — basic	58,249	65,314	69,888
Assumed additional shares issued upon exercise of stock options, net of shares reacquired at the average market price	879	1,533	1,814
Assumed vesting of nonvested stock, net of shares reacquired at the average market price	248	270	132
Performance-vested stock awards issuable	69	146	—

Weighted-average shares outstanding — diluted	59,445	67,263	71,834

Stock options excluded(1)	1,611	557	674
Performance-vested awards excluded(2)	261	378	434

(1)	Excluded from diluted weighted-average shares outstanding because their exercise prices, unamortized compensation and tax benefits exceeded the average market price of common stock for the period.

(2)	Excluded from diluted weighted-average shares outstanding because the number of shares issued is contingent on achievement of performance goals at the end of a three-year performance period.

12.	COMMITMENTS, CONTINGENCIES AND LEGAL MATTERS

Commitments — We are principally liable for lease obligations on various properties subleased to third parties. We are also obligated under a lease guarantee agreement associated with a Chi-Chi’s restaurant property. Due to the bankruptcy of the Chi-Chi’s restaurant chain, previously owned by us, we are obligated to perform in accordance with the terms of a guarantee agreement, as well as four other lease agreements, which expire at various dates in 2010 and 2011. During fiscal 2003, we established an accrual for these lease obligations and do not anticipate incurring any additional charges in future years related to Chi-Chi’s bankruptcy.

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

13.	SEGMENT REPORTING

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

We measure and evaluate our segments based on segment earnings from operations. All fiscal 2007 and 2006 amounts have been revised to conform to the new segment reporting as previously described. Summarized financial information concerning our reportable segment is shown in the following table (in thousands):

	2008	2007	2006

Revenues by Segment:
Jack in the Box restaurant operations segment	$2,146,595	$2,196,398	$2,135,752
Qdoba restaurant operations segment	117,740	94,473	74,944
Distribution operations	275,226	222,560	170,548

Consolidated revenues	$2,539,561	$2,513,431	$2,381,244

Earnings from Operations by Segment:
Jack in the Box restaurant operations segment	$202,054	$203,172	$165,660
Qdoba restaurant operations segment	11,481	11,005	9,210
Distribution operations	2,353	2,819	2,455

Consolidated earnings from operations	$215,888	$216,996	$177,325

Total Expenditures for Long-Lived Assets by Segment:
Jack in the Box restaurant operations segment	$161,803	$138,959	$126,425
Qdoba restaurant operations segment	15,241	8,884	7,957
Distribution and Quick Stuff	3,525	6,339	15,650

Consolidated expenditures for long-lived assets	$180,569	$154,182	$150,032

Interest income and expense, income taxes and total assets are not reported for our segments, in accordance with our method of internal reporting.

14.	SUPPLEMENTAL CASH FLOW INFORMATION

Additional information related to cash flows is as follows (in thousands):

	2008	2007	2006

Cash paid during the year for:
Interest, net of amounts capitalized	$25,732	$28,247	$20,234
Income tax payments	68,454	90,709	44,285
Capital lease obligations incurred	—	464	1,818

JACK IN THE BOX INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

15.	SUPPLEMENTAL CONSOLIDATED FINANCIAL STATEMENT INFORMATION (in thousands)

	Sept. 28, 2008	Sept. 30, 2007

Accounts and other receivables, net:
Trade	$43,146	$35,149
Notes receivable	21,833	48
Other	5,678	6,161
Allowances for doubtful accounts	(367)	(267)

	$70,290	$41,091

Accrued liabilities:
Payroll and related taxes	$63,964	$75,212
Sales and property taxes	21,410	23,106
Insurance	41,243	46,377
Advertising	19,072	22,337
Other	67,942	59,597

	$213,631	$226,629

Notes receivable as of September 28, 2008 consists primarily of temporary financing provided to franchisees to facilitate the closing of two refranchising transactions in the fourth quarter of fiscal 2008.

16.	UNAUDITED QUARTERLY RESULTS OF OPERATIONS (in thousands, except per share data)

	16 Weeks
	Ended	12 Weeks Ended
Fiscal Year 2008	Jan. 20, 2008	Apr. 13, 2008	July 6, 2008	Sept. 28, 2008

Revenues	$776,997	$588,034	$591,864	$582,666
Earnings from operations	67,123	48,229	54,232	46,304
Net earnings	36,255	26,234	29,916	26,874
Net earning per share:
Basic	$0.61	$0.45	$0.52	$0.48
Diluted	$0.59	$0.44	$0.51	$0.47

	16 Weeks
	Ended	12 Weeks Ended
Fiscal Year 2007	Jan. 21, 2007	Apr. 15, 2007	July 8, 2007	Sept. 30, 2007

Revenues	$755,104	$579,823	$590,428	$588,076
Earnings from operations	63,290	47,631	58,831	47,244
Net earnings	37,218	27,072	34,524	26,769
Net earning per share:
Basic	$0.53	$0.41	$0.55	$0.44
Diluted	$0.51	$0.40	$0.54	$0.43

17.	FUTURE APPLICATION OF ACCOUNTING PRINCIPLES

In September 2006, the FASB issued SFAS 157, Fair Value Measurements. SFAS 157 clarifies the definition of fair value, describes methods used to appropriately measure fair value, and expands fair value disclosure requirements. This statement applies under other accounting pronouncements that currently require or permit

JACK IN THE BOX INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

fair value measurements and is effective for fiscal years beginning after November 15, 2007 and interim periods within those years. However, the effective date of SFAS 157 as it relates to fair value measurement requirements for nonfinancial assets and liabilities that are not remeasured at fair value on a recurring basis is deferred to fiscal years beginning after December 15, 2008 and interim periods within those years. We are currently in the process of assessing the impact that SFAS 157 will have on our consolidated financial statements.

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