Form 10-Q
period 2009-01-18
JACK IN THE BOX INC /NEW/
filed 2009-02-18
CIK 807882

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended January 18, 2009
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
Yes ☐      No ☑
Number of shares of common stock, $.01 par value, outstanding as of the close of business
February 13, 2009-56,872,511.

JACK IN THE BOX INC. AND SUBSIDIARIES

PART I. FINANCIAL INFORMATION
ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JACK IN THE BOX INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Dollars in thousands, except per share data)
(Unaudited)

	January 18,	September 28,
	2009	2008

ASSETS
Current assets:
Cash and cash equivalents	$21,785	$47,884
Accounts and other receivables, net	49,747	70,290
Inventories	42,966	45,206
Prepaid expenses	23,394	20,061
Deferred income taxes	46,166	46,166
Assets held for sale	125,753	112,994
Other current assets	5,688	7,480

Total current assets	315,499	350,081

Property and equipment, at cost	1,609,395	1,605,497
Less accumulated depreciation and amortization	(662,386)	(662,435)

Property and equipment, net	947,009	943,062

Other assets, net	198,291	205,275

	$1,460,799	$1,498,418

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current maturities of long-term debt	$12,895	$2,331
Accounts payable	82,507	99,708
Accrued liabilities	202,899	213,631

Total current liabilities	298,301	315,670

Long-term debt, net of current maturities	473,547	516,250

Other long-term liabilities	156,948	161,277

Deferred income taxes	46,540	48,110

Stockholders’ equity:
Preferred stock $.01 par value, 15,000,000 authorized, none issued	—	—
Common stock $.01 par value, 175,000,000 authorized, 73,567,550 and 73,506,049 issued, respectively	736	735
Capital in excess of par value	157,568	155,023
Retained earnings	824,054	795,657
Accumulated other comprehensive loss, net	(22,436)	(19,845)
Treasury stock, at cost, 16,726,032 shares	(474,459)	(474,459)

Total stockholders’ equity	485,463	457,111

	$1,460,799	$1,498,418

See accompanying notes to condensed consolidated financial statements.

JACK IN THE BOX INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS
(In thousands, except per share data)
(Unaudited)

	Sixteen Weeks Ended
	January 18,	January 20,
	2009	2008

Revenues:
Restaurant sales	$628,649	$647,715
Distribution sales	91,523	80,391
Franchised restaurant revenues	56,501	48,891

	776,673	776,997

Operating costs and expenses:
Restaurant costs of sales	213,888	212,763
Restaurant operating costs	323,283	324,512
Distribution costs of sales	90,579	79,910
Franchised restaurant costs	22,129	18,948
Selling, general and administrative expenses	90,779	90,090
Gains on the sale of company-operated restaurants	(18,361)	(16,349)

	722,297	709,874

Earnings from operations	54,376	67,123

Interest expense	8,201	9,077
Interest income	(474)	(251)

Interest expense, net	7,727	8,826

Earnings from continuing operations and before income taxes	46,649	58,297

Income taxes	18,682	21,998

Earnings from continuing operations	27,967	36,299

Earnings (losses) from discontinued operations, net	430	(44)

Net earnings	$28,397	$36,255

Net earnings per share — basic:
Earnings from continuing operations	$0.49	$0.61
Earnings (losses) from discontinued operations	0.01	—

Net earnings per share	$0.50	$0.61

Net earnings per share — diluted:
Earnings from continuing operations	$0.49	$0.60
Earnings (losses) from discontinued operations	0.00	(0.01)

Net earnings per share	$0.49	$0.59

Weighted-average shares outstanding:
Basic	56,592	59,523
Diluted	57,427	60,938
See accompanying notes to condensed consolidated financial statements.

JACK IN THE BOX INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in thousands)
(Unaudited)

	Sixteen Weeks Ended
	January 18,	January 20,
	2009	2008

Cash flows from operating activities:
Net earnings	$28,397	$36,255
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	31,681	30,602
Deferred finance cost amortization	478	478
Deferred income taxes	36	(2,979)
Share-based compensation expense awards	2,490	3,120
Pension and postretirement expense	3,768	4,456
Losses on cash surrender value of company-owned life insurance	12,039	5,765
Gains on the sale of company-operated restaurants	(18,361)	(16,349)
Gains on the acquisition of franchise-operated restaurants	(958)	—
Losses on the disposition of property and equipment, net	4,355	5,198
Impairment charges	1,689	1,439
Changes in assets and liabilities, excluding acquisitions and dispositions:
Decrease (increase) in receivables	2,765	(311)
Decrease (increase) in inventories	3,538	(1,871)
Decrease (increase) in prepaid expenses and other current assets	(2,580)	8,863
Decrease in accounts payable	(14,387)	(13,030)
Pension and postretirement contributions	(719)	(3,954)
Decrease in other liabilities	(19,427)	(14,417)

Cash flows provided by operating activities	34,804	43,265

Cash flows from investing activities:
Purchases of property and equipment	(52,796)	(58,011)
Proceeds from the sale of company-operated restaurants	18,620	21,935
Proceeds from (purchase of) assets held for sale and leaseback, net	(14,543)	3,365
Collections on notes receivable	19,602	12
Acquisition of franchise-operated restaurants	(6,760)	—
Other	1,254	(523)

Cash flows used in investing activities	(34,623)	(33,222)

Cash flows from financing activities:
Borrowings on revolving credit facility	42,000	75,000
Repayments of borrowings on revolving credit facility	(73,000)	(72,000)
Principal payments on debt	(1,139)	(1,891)
Proceeds from issuance of common stock	310	4,414
Repurchase of common stock	—	(22,107)
Excess tax benefits from share-based compensation arrangements	59	2,528
Change in book overdraft	5,490	3,708

Cash flows used in financing activities	(26,280)	(10,348)

Net decrease in cash and cash equivalents	(26,099)	(305)
Cash and cash equivalents at beginning of period	47,884	15,702

Cash and cash equivalents at end of period	$21,785	$15,397

See accompanying notes to condensed consolidated financial statements.

JACK IN THE BOX INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
1.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of operations — Founded in 1951, Jack in the Box Inc. (the “Company”) operates and franchises Jack in the Box® quick-service restaurants and Qdoba Mexican Grill® (“Qdoba”) fast-casual restaurants in 45 states. References to the Company throughout these notes to the condensed consolidated financial statements are made using the first person notations of “we,” “us” and “our.”

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

The condensed consolidated financial statements include the accounts of the Company, its wholly-owned subsidiaries and any variable interest entities where the Company is deemed the primary beneficiary. All significant intercompany transactions are eliminated.

These financial statements should be read in conjunction with the consolidated financial statements and related notes contained in our Annual Report on Form 10-K for the fiscal year ended September 28, 2008. The accounting policies used in preparing these condensed consolidated financial statements are the same as those described in our Form 10-K, with the exception of new accounting pronouncements adopted in fiscal 2009.

Reclassifications and adjustments — Certain prior year amounts in the condensed consolidated financial statements have been reclassified to conform to the fiscal 2009 presentation. In the fourth quarter of 2008, our Board of Directors approved plans to sell our Quick Stuff® convenience stores. As such, Quick Stuff operations have been presented as discontinued operations for all periods presented. Refer to Note 2, Discontinued Operations, for additional information.

Fiscal year — Our fiscal year is 52 or 53 weeks ending the Sunday closest to September 30. Fiscal years 2009 and 2008 include 52 weeks. Our first quarter includes 16 weeks and all other quarters include 12 weeks. All comparisons between 2009 and 2008 refer to the 16-week (“quarter”) periods ended January 18, 2009 and January 20, 2008, respectively, unless otherwise indicated.

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

Company-owned life insurance — We have purchased company-owned life insurance (“COLI”) policies to support our non-qualified benefit plans. The cash surrender values of these policies were $54.4 million and $65.3 million as of January 18, 2009 and September 28, 2008, respectively, and are included in other assets, net in the accompanying condensed consolidated balance sheets. These policies reside in an umbrella trust for use only to pay plan benefits to participants or to pay creditors if the Company becomes insolvent. As of January 18, 2009 and September 28, 2008, the trust also included cash of $1.4 million. During the quarter ended January 18, 2009, we incurred losses on our COLI policies of $12.0 million due to continued declines in the stock market, which were offset in part by a $6.3 million fair value adjustment to our non-qualified deferred compensation plan obligation.

Assets held for sale — Assets held for sale, which typically represent the costs for sites that we plan to sell and lease back, also include the net book value of equipment we plan to sell to franchisees and assets expected to be sold upon our disposition of Quick Stuff. Assets held for sale were as follows at the end of each reporting period (in thousands):

	January 18,	September 28,
	2009	2008

Sites held for sale and leaseback	$76,712	$62,309
Quick Stuff assets held for sale (Note 2)	48,054	49,656
Assets held for sale to franchisees	987	1,029

Assets held for sale	$125,753	$112,994

JACK IN THE BOX INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
Franchise arrangements — Franchise arrangements generally provide for initial franchise fees, which are included in franchised restaurant revenues in the accompanying condensed consolidated statements of earnings. In addition to initial franchise fees, we also recognize gains on the sale of company-operated restaurants to franchisees. Gains on the sale of restaurant businesses to franchisees are recorded when the sales are consummated, and certain other gain recognition criteria are met. The following is a summary of these transactions (dollars in thousands):

	Sixteen Weeks Ended
	January 18,	January 20,
	2009	2008

Number of restaurants sold to franchisees	29	28
Number of restaurants opened by franchisees	19	25

Initial fanchise fees received	$1,955	$2,023

Cash proceeds from the sale of company-operated restaurants	$18,620	$21,935
Notes receivable	5,293	—
Net assets sold (primarily property and equipment)	(5,041)	(5,130)
Goodwill related to the sale of company-operated restaurants	(511)	(456)

Gains on the sale of company-operated restaurants	$18,361	$16,349

New accounting pronouncements adopted — In September 2006, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) 157, Fair Value Measurements. SFAS 157 clarifies the definition of fair value, describes methods used to appropriately measure fair value, and expands fair value disclosure requirements. On September 29, 2008, we adopted the provisions of SFAS 157 for our financial assets and liabilities and elected the deferral option for our non-financial assets and liabilities. The adoption of this statement did not have a material impact on our condensed consolidated financial statements.

The following table presents the financial assets and liabilities measured at fair value on a recurring basis as of January 18, 2009 summarized by SFAS 157 valuation hierarchy (in thousands):

		Fair Value Measurements
		Quoted Prices
		in Active
		Markets for	Significant	Significant
		Identical	Other	Unobservable
	January 18,	Assets	Observable Inputs	Inputs
	2009	(Level 1)	(Level 2)	(Level 3)

Natural gas derivatives (1)	$657	$657	$—	$—
Interest rate swaps (2)	9,010	—	9,010	—
Non-qualified deferred compensation plan (3)	31,071	31,071	—	—

Total liabilities at fair value	$40,738	$31,728	$9,010	$—

(1)	From time to time, we use natural gas derivatives to manage price fluctuations related to unpredictable factors such as weather and various market conditions outside of our control. At the end of the quarter, we had two monthly natural gas swap agreements in place that represent approximately 42% of our total requirements for natural gas for the months of February and March. The fair value of our natural gas derivative contracts are based on the closing futures price of our contracts.

(2)	We have entered interest rate swaps to reduce our exposure to rising interest rates on our variable debt. The fair value of our interest rate swaps are based upon valuation models as reported by our counterparties.

(3)	We maintain an unfunded defined contribution plan for key executives and other members of management excluded from participation in our qualified savings plan. The fair value of this obligation is based on the closing market prices of the participants’ elected investments.

JACK IN THE BOX INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
In September 2006, the FASB issued SFAS 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans — an amendment of FASB Statements No. 87, 88, 106 and 132(R). In fiscal 2007, we adopted the recognition provisions of SFAS 158, which required recognition of the overfunded or underfunded status of a defined benefit plan as an asset or liability. SFAS 158 also requires that we change the annual date we use to measure our plan assets and benefit obligations from June 30 to the end of our fiscal year. We adopted the measurement date provisions on September 29, 2008 using the alternative transition method based on a 15-month projection derived from plan asset and benefit obligation measurements as of June 30, 2008. Adoption of the measurement date provisions will result in a reduction of $3.0 million to beginning retained earnings at the end of the fiscal year representing 3/15ths of the periodic benefit costs for the period June 30, 2008 to September 27, 2009. The remaining 12/15ths of the periodic benefit costs will be recognized during fiscal 2009. Refer to Note 6, Retirement Plans, for additional disclosure regarding our defined benefit and postretirement plans.

In February 2007, the FASB issued SFAS 159, The Fair Value Option for Financial Assets and Financial Liabilities. SFAS 159 permits entities to voluntarily choose to measure many financial instruments and certain other items at fair value. We adopted SFAS 159 on September 29, 2008. We did not elect to begin reporting any financial assets or financial liabilities at fair value upon adoption of SFAS 159. In addition, we did not elect to report at fair value any new financial assets or financial liabilities entered into during the quarter ended January 18, 2009.

In December 2008, the FASB issued FASB Staff Position (“FSP”) FAS 140-4 and FIN 46R-8, Disclosures by Public Entities (Enterprises) about Transfers of Financial Assets and Interests in Variable Interest Entities, which is effective for the first reporting period ending after December 15, 2008. This FSP requires additional disclosures related to variable interest entities (“VIEs”) in accordance with SFAS 140 and FIN 46R. We adopted this FSP as of September 29, 2008 and the required disclosures are provided below.

The primary entities in which we possess a variable interest are franchise entities, which operate our franchised restaurants. We do not possess any ownership interests in franchise entities. We have reviewed these franchise entities and determined that we are not the primary beneficiary of the entities and therefore, these entities have not been consolidated.

We use advertising funds for both our restaurant concepts to administer our advertising programs. These funds are consolidated into our financial statements as they are deemed VIEs for which we are the primary beneficiary. Contributions to these funds are designed for advertising, and we administer the funds’ contributions. The Company’s maximum loss exposure for these funds is limited to its investment.

The following table reflects the assets and liabilities of these VIEs that were included in our consolidated balance sheet at January 18, 2009 (in thousands):

	Jack in the Box	Qdoba

Cash	$—	$2,156
Accounts receivable	—	121
Prepaid assets	5,294	41
Other	—	8

Total assets	$5,294	$2,326

Accounts payable	$—	$313
Accrued expenses	25,058	2,013

Total liabilities	$25,058	$2,326

2.	DISCONTINUED OPERATIONS

We operate a proprietary chain of convenience stores called Quick Stuff, with 61 locations, each built adjacent to a full-size Jack in the Box restaurant and including a major-brand fuel station. In the fourth quarter of 2008, our Board of Directors approved a plan to sell Quick Stuff to maximize the potential of the Jack in the Box and Qdoba brands.

We expect to sell this business within fiscal 2009 and do not expect this sale to have a material impact on ongoing earnings. In accordance with the provisions of SFAS 144, Accounting for the Impairment or Disposal of Long-lived Assets, the results of operations of Quick Stuff for all periods presented have been reported as discontinued operations.

JACK IN THE BOX INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
The major classes of Quick Stuff assets held for sale were as follows at the end of each reporting period (in thousands):

	January 18,	September 28,
	2009	2008

Assets held for sale:
Inventories	$5,222	$6,518
Property and equipment, net	41,527	41,827
Goodwill	912	912
Other assets, primarily liquor licenses	393	399

Total assets of discontinued operations	$48,054	$49,656

     Revenue and operating income from discontinued operations in each period are as follows (in thousands):

	Sixteen Weeks Ended
	January 18,	January 20,
	2009	2008

Revenue	$92,940	$127,945
Earnings (losses) before income taxes	$717	$(67)
3.	ACQUISITIONS

We account for the acquisition of franchised restaurants using the purchase method of accounting pursuant to SFAS 141, Business Combinations. During the quarter ended January 18, 2009, we acquired 22 Qdoba restaurants from franchisees for net consideration of $6.8 million. The total purchase was allocated to property and equipment, goodwill and other income.

4.	RESTAURANT CLOSING, IMPAIRMENT CHARGES AND OTHER

In 2009 and 2008, we recorded impairment charges of $1.7 million and $1.4 million, respectively, primarily related to the write-down of the carrying value of Jack in the Box restaurants we continue to operate. We also recognized accelerated depreciation and other costs on the disposition of property and equipment of $4.4 million and $5.2 million, respectively, primarily related to our restaurant re-image program, which includes a major renovation of our restaurant facilities, normal ongoing capital maintenance activities, and, in 2008, a kitchen enhancement project.

These impairment charges, accelerated depreciation and other costs on the disposition of property and equipment are included in selling, general and administrative expenses in the accompanying condensed consolidated statements of earnings.

Total accrued restaurant closing costs, included in accrued expenses and other long-term liabilities, changed as follows during 2009 and 2008 (in thousands):

	Sixteen Weeks Ended
	January 18,	January 20,
	2009	2008

Balance at beginning of period	$4,712	$5,451
Additions and adjustments	477	286
Cash payments	(389)	(322)

Balance at end of period	$4,800	$5,415

Additions and adjustments primarily relate to revisions to certain sublease assumptions in 2009 and 2008, and the closure of two Jack in the Box restaurants in 2008.

5.	INCOME TAXES

The income tax provisions reflect effective tax rates of 40.0% in 2009 and 37.7% in 2008. The final annual tax rate cannot be determined until the end of the fiscal year; therefore, the actual rate could differ from our current estimates.

JACK IN THE BOX INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
At September 28, 2008, our gross unrecognized tax benefits for income taxes associated with uncertain tax positions totaled $4.2 million. Of this total, $4.0 million represented the amount of unrecognized tax benefits that, if recognized, would favorably affect the effective income tax rate in future periods. As of the date of adoption of FASB Interpretation 48, Accounting for Uncertainty in Income Taxes, we recognize interest and, when applicable, penalties related to uncertain tax positions in income tax expense. As of January 18, 2009, the gross unrecognized tax benefits for income taxes associated with uncertain tax positions remained unchanged at $4.2 million of which $4.0 million represented the amount of unrecognized tax benefits that, if recognized, would favorably affect the effective income tax rate in future periods.

It is reasonably possible that material changes to the gross unrecognized tax benefits will be required within the next twelve months. These changes relate to the settlement of an IRS audit of the Company’s 2006 tax year that is currently wrapping up and the California Franchise Tax Board’s continuing audit of requested claims for refund, all of which are expected to be completed within the next twelve months. In addition, the statute of limitations in various state taxing jurisdictions will expire within the next twelve months. Although the Company expects these items may result in a net reduction of its unrecognized tax benefits, an estimate of the expected change cannot be made at this time.

The federal statute of limitations for all tax years beginning with 2004 remains open at this time. Generally, the statutes of limitations for the state jurisdictions where there would be a material impact, namely California and Texas, have not expired for tax years 2000 and 2003 respectively. Generally, the statutes of limitations for the other state jurisdictions have not expired for tax years 2001 and forward.

6.	RETIREMENT PLANS

Defined benefit pension plans — We sponsor a defined benefit pension plan covering substantially all full-time employees. We also sponsor an unfunded supplemental executive retirement plan which is closed to new participants and provides certain employees additional pension benefits. Benefits under all plans are based on the employees’ years of service and compensation over defined periods of employment.

Postretirement healthcare plans — We also sponsor healthcare plans that provide postretirement medical benefits to certain employees who meet minimum age and service requirements. The plans are contributory; with retiree contributions adjusted annually, and contain other cost-sharing features such as deductibles and coinsurance.

Net periodic benefit cost — The components of net periodic benefit cost were as follows (in thousands):

	Sixteen Weeks Ended
	January 18,	January 20,
	2009	2008

Defined benefit pension plans:
Service cost	$2,976	$3,455
Interest cost	5,617	5,259
Expected return on plan assets	(5,380)	(5,234)
Actuarial loss	139	463
Amortization of unrecognized prior service cost	256	278

Net periodic benefit cost	$3,608	$4,221

Postretirement health plans:
Service cost	$31	$68
Interest cost	369	362
Actuarial gain	(297)	(252)
Amortization of unrecognized prior service cost	57	57

Net periodic benefit cost	$160	$235

Cash flows — Our policy is to fund our plans at or above the minimum required by law. Details regarding 2009 contributions are as follows (in thousands):

	Defined benefit	Postretirement
	pension plans	health plans (1)

Net contributions during the sixteen weeks ended January 18, 2009	$581	$138
Remaining estimated net contributions during fiscal 2009	$13,900	$750

(1)	Net of Medicare Part D subsidy.

JACK IN THE BOX INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
7.	SHARE-BASED EMPLOYEE COMPENSATION

Compensation expense — We offer share-based compensation plans to attract, retain, and motivate key officers, non-employee directors, and employees to work toward the financial success of the Company. The components of share-based compensation expense recognized in each period are as follows (in thousands):

	Sixteen Weeks Ended
	January 18,	January 20,
	2009	2008

Stock options	$3,669	$2,034
Performance-vested stock awards	(1,482)	764
Nonvested stock awards	235	242
Deferred compensation for non-management directors	68	80

Total share-based compensation expense	$2,490	$3,120

Performance-vested stock awards — In November 2008, we granted 117,840 performance-vested stock awards at a grant date price of $15.56. The awards represent the right to receive shares of common stock at the end of a three-year service period based on the achievement of performance goals for fiscal 2009. Also, in November 2008, we modified the performance periods and goals of our outstanding performance-vested stock awards to address challenges associated with establishing long-term performance measures. The modifications and changes to expectations regarding achievement levels resulted in a $2.2 million reduction in our expense.

8.	STOCKHOLDERS’ EQUITY

Repurchases of common stock — In November 2007, the Board approved a program to repurchase up to $200.0 million in shares of our common stock over three years expiring November 9, 2010. We repurchased 0.8 million shares at an aggregate cost of $22.1 million during the first quarter of fiscal 2008. We did not repurchase any shares in the first quarter of 2009 and, as of January 18, 2009, the total remaining amount authorized for repurchase was $100.0 million, subject to certain limitations under our credit facility.

Comprehensive income — Our total comprehensive income, net of taxes, was as follows (in thousands):

	Sixteen Weeks Ended
	January 18,	January 20,
	2009	2008

Net earnings	$28,397	$36,255

Net unrealized losses related to cash flow hedges	(4,353)	(6,335)
Tax effect	1,666	2,436

	(2,687)	(3,899)

Effect of amortization of unrecognized net actuarial losses and prior service cost	155	545
Tax effect	(59)	(210)

	96	335

Total comprehensive income	$25,806	$32,691

The components of accumulated other comprehensive loss, net of taxes, were as follows at the end of each period (in thousands):

	January 18,	September 28,
	2009	2008

Unrecognized periodic benefit costs, net of tax benefits of $10,461 and $10,520, respectively	$(16,874)	$(16,970)
Net unrealized losses related to cash flow hedges, net of tax benefits of $3,448 and $1,782, respectively	(5,562)	(2,875)

Accumulated other comprehensive loss	$(22,436)	$(19,845)

9.	AVERAGE SHARES OUTSTANDING

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

The following table reconciles basic weighted-average shares outstanding to diluted weighted-average shares outstanding (in thousands):

	Sixteen Weeks Ended
	January 18,	January 20,
	2009	2008

Weighted-average shares outstanding — basic	56,592	59,523
Assumed additional shares issued upon exercise of stock options, net of shares reacquired at the average market price	530	1,103
Assumed vesting of nonvested stock, net of shares reacquired at the average market price	170	293
Performance-vested stock awards issuable	135	19

Weighted-average shares outstanding — diluted	57,427	60,938

Stock options excluded (1)	2,667	1,313
Performance-vested awards excluded (2)	159	354

(1)	Excluded from diluted weighted-average shares outstanding because their exercise prices, unamortized compensation and tax benefits exceeded the average market price of common stock for the period.

(2)	Excluded from diluted weighted-average shares outstanding because the number of shares issued is contingent on achievement of performance goals at the end of fiscal 2009.
10.	CONTINGENCIES AND LEGAL MATTERS

Legal matters — We are subject to normal and routine litigation. In the opinion of management, based in part on the advice of legal counsel, the ultimate liability from all pending legal proceedings, asserted legal claims and known potential legal claims should not materially affect our operating results, financial position or liquidity.

11.	SEGMENT REPORTING

Consistent with our vision of being a national restaurant company and based on the information used in managing the Company as a two-branded restaurant operations business, we operate our business in two operating segments, Jack in the Box restaurant operations and Qdoba restaurant operations. This segment reporting structure reflects the Company’s management structure, internal reporting method, and financial information used in deciding how to allocate Company resources. Based upon certain quantitative thresholds, both operating segments are considered reportable segments.

We measure and evaluate our segments based on segment earnings from operations. Summarized financial information concerning our reportable segments follows (in thousands):

	Sixteen Weeks Ended
	January 18,	January 20,
	2009	2008

Revenues by Segment:
Jack in the Box restaurant operations	$645,037	$663,221
Qdoba restaurant operations	40,113	33,385
Distribution operations	91,523	80,391

Consolidated revenues	$776,673	$776,997

Earnings from Operations by Segment:
Jack in the Box restaurant operations	$50,070	$63,496
Qdoba restaurant operations	3,120	2,919
Distribution operations	1,186	708

Consolidated earnings from operations	$54,376	$67,123

Interest income and expense and income taxes are not reported for our segments, in accordance with our method of internal reporting.

JACK IN THE BOX INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
12.	SUPPLEMENTAL CONSOLIDATED CASH FLOW INFORMATION

Additional information related to cash flows is as follows (in thousands):

	Sixteen Weeks Ended
	January 18,	January 20,
	2009	2008

Cash paid during the year for:
Interest, net of amounts capitalized	$11,843	$8,636
Income tax payments	$13,102	$15,941
13.	FUTURE APPLICATION OF ACCOUNTING PRINCIPLES

In September 2006, the FASB issued SFAS 157, Fair Value Measurements. SFAS 157 clarifies the definition of fair value, describes methods used to appropriately measure fair value, and expands fair value disclosure requirements. This statement applies under other accounting pronouncements that currently require or permit fair value measurements and is effective for fiscal years beginning after November 15, 2007, and interim periods within those years. We adopted the provisions of SFAS 157 for our financial assets and liabilities and have elected to defer adoption for our nonfinancial assets and liabilities until fiscal year 2010. We are currently in the process of assessing the impact that SFAS 157 may have on our consolidated financial statements related to our non-financial assets and liabilities.

In December 2007, the FASB issued SFAS 141R, Business Combinations, which establishes accounting principles and disclosure requirements for all transactions in which a company obtains control over another business. SFAS 141R is effective for business combinations occurring in fiscal years beginning after December 15, 2008, which will require us to adopt these provisions for business combinations occurring in fiscal 2010 and thereafter. Early adoption of SFAS 141R is not permitted. We are currently evaluating the impact that SFAS 141R may have on any future business combinations we enter into.

In March 2008, the FASB issued SFAS 161, Disclosures about Derivative Instruments and Hedging Activities, which amends SFAS 133 and expands disclosures to include information about the fair value of derivatives, related credit risks and a company’s strategies and objectives for using derivatives. SFAS 161 is effective for fiscal periods beginning on or after November 15, 2008. We are currently in the process of assessing the impact that SFAS 161 may have on the disclosures in our consolidated financial statements.

In December 2008, the FASB issued FASB Staff Position FAS 132(R)-1 (FSP FAS 132(R)-1), Employers’ Disclosures about Postretirement Benefit Plan Assets, which expands the disclosure requirements about plan assets for pension plans, postretirement medical plans, and other funded postretirement plans. This FSP is effective for fiscal years ending after December 15, 2009. We are currently in the process of assessing the impact that FSP FAS 132(R)-1 may have on the disclosures in our consolidated financial statements.

Other accounting standards that have been issued or proposed by the FASB or other standards-setting bodies that do not require adoption until a future date are not expected to have a material impact on our consolidated financial statements upon adoption.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
GENERAL
     All comparisons between 2009 and 2008 refer to the 16-week (“quarter”) periods ended January 18, 2009 and January 20, 2008, respectively, unless otherwise indicated.
     For an understanding of the significant factors that influenced our performance during the quarterly periods ended January 18, 2009 and January 20, 2008, we believe our Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) should be read in conjunction with the Condensed Consolidated Financial Statements and related Notes included in this Quarterly Report as indexed on page two.
     Our MD&A consists of the following sections:
•	Overview — a general description of our business, the quick-service dining segment of the restaurant industry and fiscal 2009 highlights.

•	Financial reporting changes — a summary of significant financial statement reclassifications, adjustments and new accounting pronouncements adopted.

•	Results of operations — an analysis of our consolidated statements of earnings for the periods presented in our condensed consolidated financial statements.

•	Liquidity and capital resources — an analysis of cash flows including capital expenditures, aggregate contractual obligations, share repurchase activity and known trends that may impact liquidity, and the impact of inflation.

•	Discussion of critical accounting estimates — a discussion of accounting policies that require critical judgments and estimates.

•	New accounting pronouncements — a discussion of new accounting pronouncements, dates of implementation and impact on our consolidated financial position or results of operations, if any.

•	Cautionary statements regarding forward-looking statements — a discussion of the forward-looking statements used by management.
OVERVIEW
     As of January 18, 2009, Jack in the Box Inc. (the “Company”) operated and franchised 2,170 Jack in the Box quick-service restaurants, primarily in the western and southern United States, and 470 Qdoba Mexican Grill (“Qdoba”) fast-casual restaurants throughout the United States.
     Our primary source of revenue is from retail sales at company-operated restaurants. We also derive revenue from sales of food and packaging to Jack in the Box and Qdoba franchised restaurants and revenue from franchisees including royalties, based upon a percent of sales, franchise fees and rents. In addition, we recognize gains from the sale of company-operated restaurants to franchisees, which are presented as a reduction of operating costs and expenses in the accompanying condensed consolidated statements of earnings.
     The quick-service restaurant industry is complex and challenging. Challenges presently facing the sector include higher levels of consumer expectations, intense competition with respect to market share, restaurant locations, labor, menu and product development, changes in the economy, including costs of commodities, and trends for healthier eating.
     To address these challenges and others, management has a strategic plan focused on four key initiatives. The first initiative is a holistic reinvention of the Jack in the Box brand through menu innovation, upgrading guest service and re-imaging Jack in the Box restaurant facilities to reflect the personality of Jack — the chain’s fictional founder and popular spokesman. The second initiative is to expand franchising — through new restaurant development and the sales of company-operated restaurants to franchisees — to create a business model that is less capital intensive and not as susceptible to cost fluctuations. The third strategic initiative is to improve our business model as we transition to becoming a predominantly franchised company. The fourth initiative is a growth strategy that includes opening new restaurants and increasing same-store sales.

     The following summarizes the most significant events occurring in fiscal 2009:
•	Restaurant Sales. Sales at Jack in the Box company-operated restaurants open more than one year (“same-store”) increased 1.7% in the quarter. Sales continued to improve in many of our major markets. Same-store sales were positive in California, Texas and Las Vegas during the quarter. Although still negative in Phoenix, same-store sales improved versus the prior quarter. System same-store sales at Qdoba restaurants decreased 1.1% in the quarter compared with a 4.5% increase a year ago as the economic environment continued to pressure consumer spending at restaurants with higher check averages.

•	Commodity Costs. Our business has been impacted by pressures from increased commodity costs. In 2009, food and packaging costs were 120 basis points higher than last year. Looking forward, we expect overall commodity costs to moderate through the year, with a fiscal year increase of 3%-4%.

•	New Market Expansion. We opened 16 new Jack in the Box restaurants in the quarter and continued expanding into new contiguous markets. Along with opening our first company-operated restaurant in Victoria, Texas, franchisees opened the first Jack in the Box restaurant in Colorado Springs, Colorado, and two Texas cities: Abilene and Wichita Falls. Qdoba franchisees have also entered into new markets in the quarter opening restaurants in Delaware and Minnesota. With the opening in Delaware, Qdoba now has a presence in 42 states.

•	Re-Image Program. We continued to execute our strategic initiative to reinvent the Jack in the Box brand, which includes comprehensive enhancements to our restaurant facilities. During the first quarter, eight company restaurants and 30 franchised locations were fully re-imaged, bringing to 924 the total number of restaurants in the system, including new construction, that feature all interior and exterior elements of the program. As we said in November, we have accelerated the system-wide completion of exterior elements of this program and expect to complete this phase by the end of fiscal 2009. Exterior enhancements, including new paint schemes, lighting and landscaping, are now installed at 51% of the Jack in the Box system.

•	Franchising Program. We continued to execute our strategic initiative to expand franchising through new restaurant development and sales of company-operated restaurants to franchisees. Despite tight credit markets, our refranchising efforts continued on pace with our expectations. In 2009, we refranchised 29 Jack in the Box restaurants, and Qdoba and Jack in the Box franchisees opened 19 restaurants. At January 18, 2009, approximately 39% of our Jack in the Box restaurants were franchised. Our long-term goal is to grow the percentage of franchise ownership to 70%-80% of the Jack in the Box system which is more closely aligned with that of the QSR industry. We remain on track to reach our franchise ownership goals by the end of fiscal 2013.

RESULTS OF OPERATIONS
     The following table sets forth, unless otherwise indicated, the percentage relationship to total revenues of certain items included in our condensed consolidated statements of earnings.

	Sixteen Weeks Ended
	January 18,	January 20,
	2009	2008

Statement of Earnings Data:
Revenues:
Restaurant sales	80.9%	83.4%
Distribution sales	11.8%	10.3%
Franchised restaurant revenues	7.3%	6.3%

Total revenues	100.0%	100.0%

Operating costs and expenses:
Restaurant costs of sales (1)	34.0%	32.8%
Restaurant operating costs (1)	51.4%	50.1%
Distribution costs of sales (1)	99.0%	99.4%
Franchised restaurant costs (1)	39.2%	38.8%
Selling, general and administrative expenses	11.7%	11.6%
Gains on sale of company-operated restaurants	(2.4)%	(2.1)%
Earnings from operations	7.0%	8.6%
Income tax rate (2)	40.0%	37.7%

(1)	As a percentage of the related sales and/or revenues.

(2)	As a percentage of earnings from continuing operations and before income taxes.
     The following table summarizes the changes in the number of Jack in the Box and Qdoba company-operated and franchised restaurants:

	Sixteen Weeks Ended January 18, 2009			Sixteen Weeks Ended January 20, 2008
	Company	Franchised	Total	Company	Franchised	Total

Jack in the Box:
Beginning of period	1,346	812	2,158	1,436	696	2,132
New	12	4	16	6	4	10
Franchised	(29)	29	—	(28)	28	—
Closed	(3)	(1)	(4)	(2)	(2)	(4)

End of period	1,326	844	2,170	1,412	726	2,138

% of system	61%	39%	100%	66%	34%	100%

Qdoba:
Beginning of period	111	343	454	90	305	395
New	2	15	17	4	21	25
Acquired	22	(22)	—	—	—	—
Closed	—	(1)	(1)	—	(6)	(6)

End of period	135	335	470	94	320	414

% of system	29%	71%	100%	23%	77%	100%

Consolidated:

Total system	1,461	1,179	2,640	1,506	1,046	2,552

% of system	55%	45%	100%	59%	41%	100%
Revenues
     Company-operated restaurant sales decreased $19.1 million, or 2.9%, in the quarter compared with a year ago, primarily due to a decrease in the number of Jack in the Box company-operated restaurants, reflecting the sale of company-operated restaurants to franchisees. This decrease was partially offset by an increase in the number of Qdoba company-operated restaurants and increases in per store average (“PSA”) sales at Jack in the Box company-operated restaurants. Same-store sales at Jack in the Box company-operated restaurants increased 1.7% in the quarter compared with a year ago, reflecting price increases of approximately 1.9%.
     Distribution sales to Jack in the Box and Qdoba franchisees grew to $91.5 million in 2009 from $80.4 million in 2008, primarily reflecting an increase in the number of franchised restaurants serviced by our distribution centers.
     Franchised restaurant revenues include royalties, rents and fees from restaurants operated by franchisees. Franchised restaurant revenue increased $7.6 million in 2009 to $56.5 million, due primarily to an increase in the number of franchised restaurants. The number of franchised restaurants increased to 1,179 at the end of the quarter from 1,046 a year ago, reflecting the franchising of Jack in the Box company-operated restaurants and new restaurant development by Qdoba and Jack in the Box franchisees. To a lesser extent, the leverage provided by higher same-store sales at Jack in the Box franchised restaurants and an increase in our average royalty rate (royalties as percentage of franchised restaurant sales) to 5.2% in 2009 from 5.1% a year ago also contributed to the overall increase.
Operating Costs and Expenses
     Restaurant costs of sales, which include food and packaging costs, increased to $213.9 million, or 34.0% of restaurant sales, in 2009 compared with $212.8 million, or 32.8%, in 2008. Higher commodity costs, including beef, potatoes, shortening and bakery, were partially offset by selling price increases and lower costs for cheese, dairy and eggs. Beef costs, which represent the Company’s largest single commodity expense, increased by approximately 20% in the quarter.
     Restaurant operating costs decreased to $323.3 million in 2009 from $324.5 million in 2008. As a percent of sales, restaurant operating costs were 51.4% in 2009 compared with 50.1% in 2008. The percent of sales increase was negatively impacted by higher depreciation resulting from the kitchen enhancements completed in fiscal 2008 and the ongoing re-image program at Jack in the Box, as well as higher rent and depreciation related to new restaurant development and sales deleverage at Qdoba. Slight increases in utilities and labor also contributed to the percent of sales increase.
     Costs of distribution sales increased to $90.6 million in 2009 from $79.9 million in 2008, primarily reflecting an increase in the related sales. As a percentage of the related sales, these costs decreased to 99.0% in 2009 from 99.4% in 2008, due primarily to slightly higher selling prices.
     Franchised restaurant costs, principally rents and depreciation on properties leased to Jack in the Box franchisees, increased to $22.1 million in 2009 from $18.9 million in 2008, due primarily to an increase in the number of franchised restaurants. As a percentage of franchised restaurant revenues, franchised restaurant costs increased in the quarter to 39.2% in 2009 from 38.8% in 2008. The increased rate in the quarter primarily relates to the Company’s re-image contributions to franchisees of $1.1 million in 2009 and $0.3 million in 2008, which were recorded as a reduction of franchised restaurant revenue.
     Selling, general and administrative expenses (“SG&A”) increased slightly to $90.8 million, or 11.7% of revenues, in 2009 from $90.1 million, or 11.6%, in 2008. In the quarter, market-driven losses incurred on our company-owned life insurance policies used to fund certain non-qualified retirement plans negatively impacted our SG&A rate by approximately 40 basis points compared to a year ago. These losses were partially offset by lower incentive compensation and a reduction in share-based compensation related to modifications made to our performance awards and changes to expectations regarding achievement levels.
     Gains on the sale of company-operated restaurants to franchisees were $18.4 million from the sale of 29 Jack in the Box restaurants in 2009 compared with $16.3 million from the sale of 28 Jack in the Box restaurants in 2008. The change in gains relates to the number of restaurants sold and the specific sales and cash flows of those restaurants.
Interest Expense
     Interest expense decreased $0.9 million in 2009 to $8.2 million from $9.1 million in 2008 due primarily to lower average interest rates compared to a year ago.
Interest Income
     Interest income increased $0.2 million in 2009 to $0.5 million from $0.3 million in 2008 primarily reflecting interest earned on notes receivable from franchisees.
Income Taxes
     The income tax provisions reflect effective tax rates of 40.0% in 2009 and 37.7% in 2008. The higher tax rate is attributable to market performance of insurance investment products used to fund certain non-qualified retirement plans. Changes in the cash value of the insurance products are not includable in taxable income. We expect the annual tax rate for fiscal year 2009 to be approximately 40%. The final annual tax rate cannot be determined until the end of the fiscal year; therefore, the actual rate could differ from our current estimates.
Net Earnings and Net Earnings per Share from Continuing Operations
     Net earnings from continuing operations in the quarter were $28.0 million, or $0.49 per diluted share, in 2009 compared to $36.3 million, or $0.60 per diluted share, in 2008.
Earnings from Discontinued Operations
     As described in Note 2, Discontinued Operations, in the notes to the condensed consolidated financial statements, Quick Stuff’s results of operations have been reported as discontinued operations. Earnings (losses) from discontinued operations, net were $0.4 million and $(0.04) million in 2009 and 2008, respectively.
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
     Based upon current levels of operations and anticipated growth, we expect that cash flows from operations, combined with other financing alternatives in place or available, will be sufficient to meet our capital expenditure, working capital and debt service requirements for the foreseeable future.
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
     Cash and cash equivalents decreased $26.1 million to $21.8 million at January 18, 2009 from $47.9 million at the beginning of the fiscal year. This decrease is primarily due to property and equipment expenditures and net repayments under our revolving credit facility. These uses of cash were offset in part by cash flows provided by operating activities, proceeds from the sale of restaurants to franchisees and collections of notes receivable. We generally reinvest available cash flows from operations to develop new restaurants or enhance existing restaurants, to repurchase shares of our common stock and to reduce debt.
     Cash Flows. The table below summarizes our cash flows from operating, investing and financing activities for the 16-weeks ended January 18, 2009 and January 20, 2008. The cash flows from our Quick Stuff discontinued operations are not material to our condensed consolidated statements of cash flows (in thousands).

	Sixteen Weeks Ended
	January 18,	January 20,
	2009	2008

Total cash provided by (used in):
Operating activities	$34,804	$43,265
Investing activities	(34,623)	(33,222)
Financing activities	(26,280)	(10,348)

Decrease in cash and cash equivalents	$(26,099)	$(305)

     Operating Activities. In 2009, operating cash flows decreased $8.5 million compared with a year ago primarily due to changes in working capital related to the timing of cash receipts and disbursements and a decrease in net earnings adjusted for non-cash items.
     Qualified Pension Plan. As of June 30, 2008, the fair value of our qualified pension plan assets exceeded our projected benefit obligation by approximately $17 million. The fair value of the Company’s qualified pension plan assets declined approximately 20% from June 30, 2008 (our last measurement date) to December 31, 2008. Based on the funding status of the plan as of our last measurement date, we are not required to make a minimum contribution in 2009, however we are planning to make voluntary contributions of approximately $12.5 million.
     Investing Activities. Cash flows used in investing activities increased $1.4 million in 2009 compared with a year ago primarily due to an increase in spending for new sites that we plan to sell and leaseback when construction is complete and a decrease in cash proceeds from the sale of company-operated restaurants to franchisees offset in part by collections on notes receivable and lower capital expenditures.
     Capital Expenditures. Our capital expenditure program includes, among other things, investments in new locations, restaurant remodeling, new equipment, and information technology enhancements. We used cash of $52.8 million for purchases of property and equipment in 2009 compared with $58.0 million in 2008. The decrease in capital expenditures primarily relates to a kitchen enhancement project completed in the prior year.
     In fiscal 2009, capital expenditures are expected to be approximately $175.0-$185.0 million, including investment costs related to the Jack in the Box restaurant re-image program. The re-image program is an important part of the chain’s holistic brand-reinvention initiative and is intended to create a warm and inviting dining experience for Jack in the Box guests. We plan to open approximately 35 Jack in the Box and 30 Qdoba company-operated restaurants in 2009.
     Sale of Company-Operated Restaurants. We have continued our strategy of selling Jack in the Box company-operated restaurants to franchisees. In 2009, we generated cash proceeds and notes receivable of $23.9 million from the sale of 29 restaurants compared with $21.9 million in 2008 from the sale of 28 restaurants. At the end of fiscal year 2008 and in the first quarter of 2009, we provided bridge and mezzanine financing to facilitate the closing of certain refranchising transactions. The outstanding notes receivable related to temporary financing provided in fiscal 2008 was reduced during the quarter to approximately $1 million from $20 million owed at the end of the fiscal year. As of January 18, 2009, we had notes receivable outstanding of $6.3 million related to refranchising transactions. In fiscal year 2009, we expect cash flows of $80-$90 million from the sale of approximately 120-140 company-operated restaurants to franchisees.
     Acquisition of Franchise-Operated Restaurants. In the first quarter of 2009, Qdoba acquired 22 franchise-operated restaurants for approximately $6.8 million, net of cash received. The total purchase price was allocated to property and equipment, goodwill and other income. The restaurants acquired are located in Michigan and Los Angeles, which we believe provides good long-term growth potential consistent with our strategic goals.
     Financing Activities. Cash used in financing activities increased $15.9 million compared with a year ago primarily attributable to the repayment of borrowings under our revolving credit facility which exceeded the cash used in 2008 to repurchase shares of our common stock.
     Credit Facility. Our credit facility is comprised of (i) a $150.0 million revolving credit facility maturing on December 15, 2011 and (ii) a term loan maturing on December 15, 2012, both bearing interest at London Interbank Offered Rate (“LIBOR”) plus 1.375%. At January 18, 2009, we had borrowings under the revolving credit facility of $60.0 million, $415.0 million outstanding under the term loan and letters of credit outstanding of $37.0 million.
     As part of the credit agreement, we may request the issuance of up to $75.0 million in letters of credit, the outstanding amount of which reduces the net borrowing capacity under the agreement. The credit facility requires the payment of an annual commitment fee based on the unused portion of the credit facility. The credit facility’s interest rates and the annual commitment rate are based on a financial leverage ratio, as defined in the credit agreement. Our obligations under the credit facility are secured by first priority liens and security interests in the capital stock, partnership and membership interests owned by us and (or) our subsidiaries, and any proceeds thereof, subject to certain restrictions set forth in the credit agreement. Additionally, the credit agreement includes a negative pledge on all tangible and intangible assets (including all real and personal property) with customary exceptions.
     Interest Rate Swaps. To reduce our exposure to rising interest rates under our credit facility, we entered into two interest rate swaps that effectively converted $200.0 million of our variable rate term loan borrowings to a fixed-rate basis until April 1, 2010. These agreements have been designated as cash flow hedges under the terms of SFAS 133, Accounting for Derivative Instruments and Hedging Activities, with effectiveness assessed on changes in the present value of the term loan interest payments. There was no hedge ineffectiveness in 2009 or 2008. Accordingly, changes in the fair value of the interest rate swap contracts were recorded, net of taxes, as a component of accumulated other comprehensive loss in the Company’s condensed consolidated balance sheet at the end of each reporting period.
     Debt Covenants. We are subject to a number of covenants under our various debt instruments, including limitations on additional borrowings, acquisitions, loans to franchisees, capital expenditures, lease commitments, stock repurchases and dividend payments, as well as requirements to maintain certain financial ratios, cash flows and net worth. As of January 18, 2009, we complied with all debt covenants.
     Debt Outstanding. Total debt outstanding decreased to $486.4 million at January 18, 2009 from $518.6 million at the beginning of the fiscal year due to our repayment of borrowings under our revolving credit facility. Current maturities of long-term debt increased $10.6 million due primarily to scheduled term loan principal payments.
     Repurchases of Common Stock. In November 2007, the Board approved a program to repurchase up to $200.0 million in shares of our common stock over three years expiring November 9, 2010. We repurchased 0.8 million shares at an aggregate cost of $22.1 million during the first quarter of fiscal 2008. We did not repurchase any shares in the first quarter of 2009, and as of January 18, 2009, the total remaining amount authorized for repurchase was $100.0 million, subject to certain limitations under our credit facility.
     Share-based Compensation. Proceeds from the issuance of common stock decreased $4.1 million in 2009 reflecting a decline in the exercise of employee stock options compared with 2008, which also resulted in a corresponding decrease in tax benefits from share based compensation. As options granted are exercised, the Company will continue to receive proceeds and a tax deduction, but the amount and the timing of these cash flows cannot be reliably predicted as option holders’ decisions to exercise options will be largely driven by movements in the Company’s stock price.
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

     Long-lived Assets — Property, equipment and certain other assets, including amortized intangible assets, are reviewed for impairment when indicators of impairment are present. This review includes a restaurant-level analysis that takes into consideration a restaurant’s operating cash flows, the period of time since a restaurant has been opened or remodeled, refranchising expectation, and the maturity of the related market. When indicators of impairment are present, we perform an impairment analysis on a restaurant-by-restaurant basis. If the sum of undiscounted future cash flows is less than the net carrying value of the asset, we recognize an impairment loss by the amount which the carrying value exceeds the fair value of the asset. Our estimates of future cash flows may differ from actual cash flows due to, among other things, economic conditions or changes in operating performance.
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
NEW ACCOUNTING PRONOUNCEMENTS
     In September 2006, the FASB issued SFAS 157, Fair Value Measurements. SFAS 157 clarifies the definition of fair value, describes methods used to appropriately measure fair value, and expands fair value disclosure requirements. This statement applies under other accounting pronouncements that currently require or permit fair value measurements and is effective for fiscal years beginning after November 15, 2007, and interim periods within those years. We adopted the provisions of SFAS 157 for our financial assets and liabilities and have elected to defer adoption for our nonfinancial assets and liabilities until fiscal year 2010. We are currently in the process of assessing the impact that SFAS 157 may have on our consolidated financial statements related to our non-financial assets and liabilities.
     In December 2007, the FASB issued SFAS 141R, Business Combinations, which establishes accounting principles and disclosure requirements for all transactions in which a company obtains control over another business. SFAS 141R is effective for business combinations occurring in fiscal years beginning after December 15, 2008, which will require us to adopt these provisions for business combinations occurring in fiscal 2010 and thereafter. Early adoption of SFAS 141R is not permitted. We are currently evaluating the impact that SFAS 141R may have on any future business combinations we enter into.
     In March 2008, the FASB issued SFAS 161, Disclosures about Derivative Instruments and Hedging Activities, which amends SFAS 133 and expands disclosures to include information about the fair value of derivatives, related credit risks and a company’s strategies and objectives for using derivatives. SFAS 161 is effective for fiscal periods beginning on or after November 15, 2008. We are currently in the process of assessing the impact that SFAS 161 may have on the disclosures in our consolidated financial statements.
     In December 2008, the FASB issued FASB Staff Position FAS 132(R)-1 (FSP FAS 132(R)-1), Employers’ Disclosures about Postretirement Benefit Plan Assets, which expands the disclosure requirements about plan assets for pension plans, postretirement medical plans, and other funded postretirement plans. This FSP is effective for fiscal years ending after December 15, 2009. We are currently in the process of assessing the impact that FSP FAS 132(R)-1 may have on the disclosures in our consolidated financial statements.
     Other accounting standards that have been issued or proposed by the FASB or other standards-setting bodies that do not require adoption until a future date are not expected to have a material impact on our consolidated financial statements upon adoption.
CAUTIONARY STATEMENTS REGARDING FORWARD-LOOKING STATEMENTS
     This report contains forward-looking statements within the meaning of the federal securities law. Forward-looking statements use such words as “anticipate,” “assume,” “believe,” “estimate,” “expect,” “forecast,” “goals,” “guidance,” “intend,” “plan,” “project,” “may,” “will,” “would,” and similar expressions. One can also identify them by the fact that they do not relate strictly to historical or current facts. These statements are based on management’s current expectations and are subject to risks and uncertainties, which may cause actual results to differ materially from expectations. You should not rely unduly on forward-looking statements. The Company cautions the reader that the following important factors and the important factors described in the company’s annual report on Form 10-K and other Securities and Exchange Commission filings, could cause the Company’s results to vary materially from those expressed in an forward-looking statement.
•	Any widespread negative publicity, whether or not based in fact, which affects consumer perceptions about the health, safety or quality of food and beverages served at our restaurants may adversely affect our results.

•	Recessionary economic conditions, including higher levels of unemployment, lower levels of consumer confidence and decreased consumer spending, could reduce traffic in our restaurants and impose practical limits on pricing, resulting in a negative impact on sales and profitability.

•	Costs may exceed projections, including costs for food ingredients, labor (including increases in minimum wage, workers compensation and other insurance and healthcare), fuel, utilities, real estate, insurance, equipment, technology, and construction of new and remodeled restaurants. Inflationary pressures affecting the cost of commodities, including speculation and increasing demand for soybeans, corn and other feed grains for use in producing agro fuels and other purposes, may adversely affect our food costs and our operating margins.

•	There can be no assurances that new interior and exterior designs, kitchen enhancements or new equipment will foster increases in sales at remodeled restaurants and yield the desired return on investment.

•	There can be no assurances that our growth objectives in the regional markets in which we operate restaurants will be met or that the new facilities will be profitable. Delays in development, sales softness and restaurant closures may have a material adverse effect on our results of operations. The development and profitability of restaurants can be adversely affected by many factors, including the ability of the Company and its franchisees to select and secure suitable sites on satisfactory terms, costs of construction, and general business and economic conditions. In addition, tight credit markets may negatively impact the ability of franchisees to fulfill their restaurant development commitments.

•	There can be no assurances that we will be able to effectively respond to aggressive competition from numerous and varied competitors (some with significantly greater financial resources) in all areas of business, including new concepts, facility design, competition for labor, new product introductions, promotions, (including value promotions) and discounting. Additionally, the trend toward convergence in grocery, deli, convenience store and other types of food services may increase the number of our competitors.

•	The realization of gains from the sale of company-operated restaurants to existing and new franchisees depends upon various factors, including sales trends, cost trends, and economic conditions. The financing market, including the cost and availability of borrowed funds and the terms required by lenders, can impact the ability of franchisee candidates to purchase franchises and can potentially impact the sales prices and number of franchises sold. The number of franchises sold and the amount of gain realized from the sale of an on-going business may

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

•	The costs related to legal claims such as class actions involving employees, franchisees, shareholders or consumers, including costs related to potential settlement or judgments may adversely affect our results.

•	Changes in accounting standards, policies or practices or related interpretations by auditors or regulatory entities, including changes in tax accounting or tax laws may adversely affect our results.

•	The costs or exposures associated with maintaining the security of information and the use of cashless payments may exceed expectations. Such risks include increased investment in technology and costs of compliance with consumer protection and other laws.

•	Many factors affect the trading price of our stock, including factors over which we have no control, such as the current financial crisis, government actions, reports on the economy as well as negative or positive announcements by competitors, regardless of whether the report relates directly to our business.

•	Significant demographic changes, adverse weather, pressures on consumer spending, economic conditions such as inflation or recession or political conditions such as terrorist activity or the effects of war, or other significant events, particularly in California and Texas where nearly 60% of our restaurants are located; new legislation and governmental regulation; changes in accounting standards; the possibility of unforeseen events affecting the food service industry in general and other factors over which we have no control can each adversely affect our results of operation.
     This discussion of uncertainties is by no means exhaustive, but is intended to highlight some important factors that may materially affect our results. We do not intend to update these forward-looking statements.
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
     Our primary exposure to risks relating to financial instruments is changes in interest rates. Our credit facility, which is comprised of a revolving credit facility and a term loan, bears interest at an annual rate equal to the prime rate or LIBOR plus an applicable margin based on a financial leverage ratio. As of January 18, 2009, the applicable margin for the LIBOR-based revolving loans and term loan was set at 1.375%.
     We use interest rate swap agreements to reduce exposure to interest rate fluctuations. At January 18, 2009, we had two interest rate swap agreements having an aggregate notional amount of $200.0 million expiring April 1, 2010. These agreements effectively convert a portion of our variable rate bank debt to fixed-rate debt and have an average pay rate of 4.875%, yielding a fixed-rate of 6.25% including the term loan’s applicable margin of 1.375%.
     A hypothetical 100 basis point increase in short-term interest rates, based on the outstanding unhedged balance of our revolving credit facility and term loan at January 18, 2009 would result in an estimated increase of $2.8 million in annual interest expense.
     Changes in interest rates also impact our pension expense, as do changes in the expected long-term rate of return on our pension plan assets. An assumed discount rate is used in determining the present value of future cash outflows currently expected to be required to satisfy the pension benefit obligation when due. Additionally, an assumed long-term rate of return on plan assets is used in determining the average rate of earnings expected on the funds invested or to be invested to provide the benefits to meet our projected benefit obligation. A hypothetical 25 basis point reduction in the assumed discount rate and expected long-term rate of return on plan assets would result in an estimated increase of $1.7 million and $0.6 million, respectively, in our future annual pension expense.
     We are also exposed to the impact of commodity and utility price fluctuations related to unpredictable factors such as weather and various other market conditions outside our control. Our ability to recover increased costs through higher prices is limited by the competitive environment in which we operate. From time to time, we enter into futures and option contracts to manage these fluctuations. At January 18, 2009, we had two monthly natural gas swap agreements in place that represent approximately 42% of our total requirements for natural gas for the months of February and March.

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
Changes in Internal Control Over Financial Reporting
     There have been no changes in the Company’s internal control over financial reporting that occurred during the period covered by this Quarterly Report on Form 10-Q that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
ITEM 1A. RISK FACTORS
     This report contains forward-looking statements that reflect management’s expectations for the future and are subject to risks and uncertainties. These and other risk factors are discussed under the heading “Cautionary Statements Regarding Forward-Looking Statements” in this Form 10-Q and in our annual report on Form 10-K.
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
     Dividends. We did not pay any cash or other dividends during the last two fiscal years with the exception of a stock split that was effected in the form of a stock dividend on October 15, 2007, with shareholders receiving an additional share of stock for each share held. We do not anticipate paying any dividends in the foreseeable future. Our credit agreement provides for a remaining aggregate amount of $97.4 million for the potential repurchase of our common stock and $50.0 million for the potential payment of cash dividends.
     Stock Repurchases. In November 2007, the Board approved a program to repurchase up to $200.0 million in shares of our common stock over three years expiring November 9, 2010. As of January 18, 2009, the total remaining amount authorized for repurchase was $100.0 million.

ITEM 6. EXHIBITS

Number	Description

3.1	Restated Certificate of Incorporation, as amended, which is incorporated herein by reference from the registrant’s Annual Report on Form 8-K dated September 24, 2007.

3.1.1	Certificate of Amendment of Restated Certificate of Incorporation, which is incorporated herein by reference from the registrant’s Current Report on Form 10-K dated September 21, 2007.

3.2	Amended and Restated Bylaws, which are incorporated herein by reference from the registrant’s Current Report on Form 8-K dated August 4, 2008.

10.1	Credit Agreement dated as of December 15, 2006 by and among Jack in the Box Inc. and the lenders named therein, which is incorporated herein by reference from the registrant’s Current Report on Form 8-K dated December 15, 2006.

10.2	Collateral Agreement dated as of December 15, 2006 by and among Jack in the Box Inc. and the lenders named therein, which is incorporated herein by reference from the registrant’s Current Report on Form 8-K dated December 15, 2006.

10.3	Guaranty Agreement dated as of December 15, 2006 by and among Jack in the Box Inc. and the lenders named therein, which is incorporated herein by reference from the registrant’s Current Report on Form 8-K dated December 15, 2006.

10.4*	Amended and Restated 1992 Employee Stock Incentive Plan, which is incorporated herein by reference from the registrant’s Registration Statement on Form S-8 (No. 333-26781) filed May 9, 1997.

10.5*	Jack in the Box Inc. 2002 Stock Incentive Plan, which is incorporated herein by reference from the registrant’s Definitive Proxy Statement dated January 18, 2002 for the Annual Meeting of Stockholders’ on February 22, 2002.

10.5.1*	Form of Restricted Stock Award for certain executives under the 2002 Stock Incentive Plan, which is incorporated herein by reference from the registrant’s Quarterly Report on Form 10-Q for the quarter ended January 19, 2003.

10.6*	Amended and Restated Supplemental Executive Retirement Plan.

10.7*	Amended and Restated Bonus Plan effective October 2, 2000, which is incorporated herein by reference from the registrant’s Definitive Proxy Statement dated January 13, 2006 for the Annual Meeting of Stockholders on February 17, 2006.

10.8*	Amended and Restated Deferred Compensation Plan for Non-Management Directors effective November 9, 2006, which is incorporated herein by reference from the registrant’s Annual Report on Form 10-K for the year ended October 1, 2006.

10.9*	Amended and Restated Non-Employee Director Stock Option Plan, which is incorporated herein by reference from the registrant’s Annual Report on Form 10-K for the fiscal year ended Oct. 3, 1999.

10.10*	Form of Compensation and Benefits Assurance Agreement for Executives, which is incorporated herein by reference from the registrant’s Quarterly Report on Form 10-Q for the quarter ended July 9, 2006.

10.11*	Form of Indemnification Agreement between Jack in the Box Inc. and certain officers and directors, which is incorporated herein by reference from the registrant’s Annual Report on Form 10-K for the fiscal year ended September 29, 2002.

10.13*	Amended and Restated Executive Deferred Compensation Plan.

10.14(a)*	Schedule of Restricted Stock Awards which is incorporated herein by reference from the registrant’s Annual Report on Form 10-K for the year ended October 1, 2006.

10.15*	Executive Retention Agreement between Jack in the Box Inc. and Gary J. Beisler, President and Chief Executive Officer of Qdoba Restaurant Corporation, which is incorporated herein by reference from the registrant’s Quarterly Report on Form 10-Q for the quarter ended April 13, 2003.

10.16*	Amended and Restated 2004 Stock Incentive Plan, which is incorporated herein by reference from the registrant’s Current Report on Form 8-K dated February 24, 2005.

10.16.1*	Form of Restricted Stock Award for officers and certain members of management under the 2004 Stock Incentive Plan, which is incorporated herein by reference from the registrant’s Quarterly Report on Form 10-Q for the quarter ended July 8, 2007.

Number	Description

10.16.1(a)*	Form of Restricted Stock Award for certain executives of Qdoba Restaurant Corporation under the 2004 Stock Incentive Plan, which is incorporated herein by reference from the registrant’s Annual Report on Form 10-K for the year ended September 28, 2008.

10.16.2*	Form of Stock Option Awards under the 2004 Stock Incentive Plan, which is incorporated herein by reference from the registrant’s Quarterly Report on Form 10-Q for the quarter ended July 8, 2007.

10.16.2(a)*	Amended form of Stock Option Award for officers of Qdoba Restaurant Corporation under the 2004 Stock Incentive Plan, which is incorporated herein by reference from the registrant’s Annual Report on Form 10-K for the year ended September 28, 2008.

10.16.3*	Jack in the Box Inc. Non-Employee Director Stock Option Award Agreement under the 2004 Stock Incentive Plan, which is incorporated herein by reference from the registrant’s Current Report on Form 8-K dated November 10, 2005.

10.22*	Dr. David M. Theno’s Retirement and Release Agreement which is incorporated herein by reference from the registrant’s Annual Report on Form 10-K for the year ended September 28, 2008.

10.23*	Summary of Director Compensation effective fiscal 2007, which is incorporated herein by reference from the registrant’s Annual Report on Form 10-K for the year ended October 1, 2006.

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Management contract or compensatory plan
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

Date: February 18, 2009