Form 10-Q
period 2009-04-12
JACK IN THE BOX INC /NEW/
filed 2009-05-13
CIK 807882

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended April 12, 2009
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
Yes ☑     No ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).
Yes ☐     No ☐
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
Yes ☐     No ☑
Number of shares of common stock, $.01 par value, outstanding as of the close of business
May 8, 2009–57,079,932.

JACK IN THE BOX INC. AND SUBSIDIARIES

PART I. FINANCIAL INFORMATION
ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JACK IN THE BOX INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Dollars in thousands, except per share data)
(Unaudited)

	April 12,	September 28,
	2009	2008

ASSETS
Current assets:
Cash and cash equivalents	$11,008	$47,884
Accounts and other receivables, net	65,257	70,290
Inventories	41,122	45,206
Prepaid expenses	28,971	20,061
Deferred income taxes	46,166	46,166
Assets held for sale	135,819	112,994
Other current assets	5,967	7,480

Total current assets	334,310	350,081

Property and equipment, at cost	1,609,352	1,605,497
Less accumulated depreciation and amortization	(663,055)	(662,435)

Property and equipment, net	946,297	943,062

Other assets, net	206,924	205,275

	$1,487,531	$1,498,418

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current maturities of long-term debt	$24,587	$2,331
Accounts payable	70,712	99,708
Accrued liabilities	217,010	213,631

Total current liabilities	312,309	315,670

Long-term debt, net of current maturities	451,347	516,250

Other long-term liabilities	155,493	161,277

Deferred income taxes	47,114	48,110

Stockholders’ equity:
Preferred stock $.01 par value, 15,000,000 authorized, none issued	—	—
Common stock $.01 par value, 175,000,000 authorized, 73,773,394 and 73,506,049 issued, respectively	738	735
Capital in excess of par value	162,254	155,023
Retained earnings	853,915	795,657
Accumulated other comprehensive loss, net	(21,180)	(19,845)
Treasury stock, at cost, 16,726,032 shares	(474,459)	(474,459)

Total stockholders’ equity	521,268	457,111

	$1,487,531	$1,498,418

See accompanying notes to condensed consolidated financial statements.

JACK IN THE BOX INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS
(In thousands, except per share data)
(Unaudited)

	Twelve Weeks Ended		Twenty-Eight Weeks Ended
	April 12,	April 13,	April 12,	April 13,
	2009	2008	2009	2008

Revenues:
Restaurant sales	$468,326	$490,810	$1,096,975	$1,138,525
Distribution sales	67,460	61,646	158,983	142,037
Franchised restaurant revenues	42,625	35,578	99,126	84,469

	578,411	588,034	1,355,084	1,365,031

Operating costs and expenses:
Restaurant costs of sales	150,738	161,971	364,626	374,734
Restaurant operating costs	240,291	247,790	563,574	572,302
Distribution costs of sales	67,035	61,439	157,614	141,349
Franchised restaurant costs	17,561	14,892	39,690	33,840
Selling, general and administrative expenses	66,910	65,342	157,689	155,432
Gains on the sale of company-operated restaurants	(17,234)	(11,629)	(35,595)	(27,978)

	525,301	539,805	1,247,598	1,249,679

Earnings from operations	53,110	48,229	107,486	115,352

Interest expense	4,979	6,777	13,180	15,854
Interest income	(406)	(42)	(880)	(293)

Interest expense, net	4,573	6,735	12,300	15,561

Earnings from continuing operations and before income taxes	48,537	41,494	95,186	99,791

Income taxes	18,951	15,156	37,633	37,154

Earnings from continuing operations	29,586	26,338	57,553	62,637

Earnings (losses) from discontinued operations, net	275	(104)	705	(148)

Net earnings	$29,861	$26,234	$58,258	$62,489

Net earnings per share — basic:
Earnings from continuing operations	$0.52	$0.45	$1.02	$1.06
Earnings (losses) from discontinued operations, net	0.01	(0.00)	0.01	(0.00)

Net earnings per share	$0.53	$0.45	$1.03	$1.06

Net earnings per share — diluted:
Earnings from continuing operations	$0.51	$0.44	$1.00	$1.04
Earnings (losses) from discontinued operations, net	0.01	(0.00)	0.01	(0.01)

Net earnings per share	$0.52	$0.44	$1.01	$1.03

Weighted-average shares outstanding:
Basic	56,714	58,833	56,644	59,229
Diluted	57,704	59,953	57,554	60,488
See accompanying notes to condensed consolidated financial statements.

JACK IN THE BOX INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in thousands)
(Unaudited)

	Twenty-Eight Weeks Ended
	April 12,	April 13,
	2009	2008

Cash flows from operating activities:
Net earnings	$58,258	$62,489
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	53,887	53,908
Deferred finance cost amortization	836	837
Deferred income taxes	(168)	(1,472)
Share-based compensation expense awards	4,962	5,385
Pension and postretirement expense	6,594	7,797
Losses on cash surrender value of company-owned life insurance	10,006	3,883
Gains on the sale of company-operated restaurants	(35,595)	(27,978)
Gains on the acquisition of franchise-operated restaurants	(958)	—
Losses on the disposition of property and equipment, net	5,784	8,967
Impairment charges	4,857	1,461
Changes in assets and liabilities, excluding acquisitions and dispositions:
Increase in receivables	(10,957)	(9,032)
Decrease in inventories	4,985	128
Decrease (increase) in prepaid expenses and other current assets	(5,856)	5,491
Decrease in accounts payable	(14,913)	(13,986)
Pension and postretirement contributions	(9,524)	(9,201)
Increase (decrease) in other liabilities	(4,857)	17,563

Cash flows provided by operating activities	67,341	106,240

Cash flows from investing activities:
Purchases of property and equipment	(92,020)	(91,322)
Proceeds from the sale of company-operated restaurants	40,429	36,053
Purchase of assets held for sale and leaseback, net	(22,760)	(1,362)
Collections on notes receivable	21,356	23
Acquisition of franchise-operated restaurants	(6,760)	—
Other	(2,093)	(2,995)

Cash flows used in investing activities	(61,848)	(59,603)

Cash flows from financing activities:
Borrowings on revolving credit facility	246,000	248,000
Repayments of borrowings on revolving credit facility	(287,000)	(248,000)
Principal payments on debt	(1,647)	(3,408)
Proceeds from issuance of common stock	2,136	7,649
Repurchase of common stock	—	(50,000)
Excess tax benefits from share-based compensation arrangements	450	4,202
Change in book overdraft	(2,308)	(4,382)

Cash flows used in financing activities	(42,369)	(45,939)

Net increase (decrease) in cash and cash equivalents	(36,876)	698
Cash and cash equivalents at beginning of period	47,884	15,702

Cash and cash equivalents at end of period	$11,008	$16,400

See accompanying notes to condensed consolidated financial statements.

JACK IN THE BOX INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
1.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

Reclassifications and adjustments — Certain prior year amounts in the condensed consolidated financial statements have been reclassified to conform to the fiscal 2009 presentation. In the fourth quarter of 2008, our Board of Directors approved plans to sell our Quick Stuff® convenience and fuel stores. As such, Quick Stuff operations have been presented as discontinued operations for all periods presented. Refer to Note 2, Discontinued Operations, for additional information.

Fiscal year — Our fiscal year is 52 or 53 weeks ending the Sunday closest to September 30. Fiscal years 2009 and 2008 include 52 weeks. Our first quarter includes 16 weeks and all other quarters include 12 weeks. All comparisons between 2009 and 2008 refer to the 12-week (“quarter”) and 28-week (“year-to-date”) periods ended April 12, 2009 and April 13, 2008, respectively, unless otherwise indicated.

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

Company-owned life insurance — We have purchased company-owned life insurance (“COLI”) policies to support our non-qualified benefit plans. The cash surrender values of these policies were $57.2 million and $65.3 million as of April 12, 2009 and September 28, 2008, respectively, and are included in other assets, net in the accompanying condensed consolidated balance sheets. These policies reside in an umbrella trust for use only to pay plan benefits to participants or to pay creditors if the Company becomes insolvent. As of April 12, 2009 and September 28, 2008, the trust also included cash of $1.4 million. During the 28-weeks ended April 12, 2009, we incurred losses on our COLI policies of $10.0 million due to continued declines in the stock market, which were offset in part by a $6.1 million fair value adjustment to our non-qualified deferred compensation plan obligation.

Assets held for sale — Assets held for sale, which typically represent the costs for sites that we plan to sell and lease back, also include assets expected to be sold upon our disposition of Quick Stuff and the net book value of equipment we plan to sell to franchisees. Assets held for sale were as follows at the end of each period (in thousands):

	April 12,	September 28,
	2009	2008

Sites held for sale and leaseback	$84,828	$62,309
Quick Stuff assets held for sale (Note 2)	50,031	49,656
Assets held for sale to franchisees	960	1,029

Assets held for sale	$135,819	$112,994

JACK IN THE BOX INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
Franchise arrangements — Franchise arrangements generally provide for initial franchise fees, which are included in franchised restaurant revenues in the accompanying condensed consolidated statements of earnings. We also recognize gains on the sale of company-operated restaurants to franchisees, which are recorded when the sales are consummated and certain other gain recognition criteria are met. The following is a summary of these transactions (dollars in thousands):

	Twelve Weeks Ended		Twenty-Eight Weeks Ended
	April 12,	April 13,	April 12,	April 13,
	2009	2008	2009	2008

Number of restaurants sold to franchisees	46	23	75	51
Number of restaurants opened by franchisees	12	7	31	32

Initial franchise fees received	$2,233	$1,205	$4,188	$3,228

Cash proceeds from the sale of company-operated restaurants	$21,809	$14,118	$40,429	$36,053
Notes receivable	3,259	—	8,552	—
Net assets sold (primarily property and equipment)	(7,289)	(2,176)	(12,330)	(7,306)
Goodwill related to the sale of company-operated restaurants	(545)	(313)	(1,056)	(769)

Gains on the sale of company-operated restaurants	$17,234	$11,629	$35,595	$27,978

New accounting pronouncements adopted — In March 2008, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standard (“SFAS”) 161, Disclosures about Derivative Instruments and Hedging Activities, which amends SFAS 133, Accounting for Derivative Instruments and Hedging Activities (“SFAS 133”) and expands disclosures to include information about the fair value of derivatives, related credit risks and a company’s strategies and objectives for using derivatives. We adopted this Statement in the second quarter of fiscal 2009 and the required disclosures are provided below.

Objectives and strategies – We are exposed to interest rate volatility with regard to our variable rate debt. To reduce our exposure to rising interest rates, in March 2007, we entered into two interest rate swap agreements that effectively converted $200.0 million of our variable rate term loan borrowings to a fixed rate basis until April 1, 2010. These agreements have been designated as cash flow hedges under the terms of SFAS 133, with effectiveness assessed based on changes in the present value of the term loan interest payments. As such, the gains or losses on these derivatives are reported in other comprehensive income (“OCI”).

We are also exposed to the impact of utility price fluctuations related to unpredictable factors such as weather and various other market conditions outside our control. Our ability to recover increased costs through higher prices is limited by the competitive environment in which we operate. Therefore, from time to time, we enter into futures and option contracts to manage these fluctuations. These contracts have not been designated as hedging instruments under SFAS 133.

Financial position – The following derivative instruments were outstanding as of the end of each period (in thousands):

	April 12, 2009		September 28, 2008
	Balance		Balance
	Sheet	Fair	Sheet	Fair
	Location	Value	Location	Value

Derivatives designated hedging instruments:
Interest rate swaps (Note 3)	Accrued liabilities	$7,092	Accrued liabilities	$4,657
Derivatives not designated hedging instruments:
Natural gas contracts	Accrued liabilities	—	Accrued liabilities	840

Total derivatives		$7,092		$5,497

JACK IN THE BOX INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
Financial performance – The following is a summary of the gains or losses recognized on our derivative instruments (in thousands):

		Amount of Gain/(Loss) Recognized in OCI
		Twelve Weeks Ended		Twenty-Eight Weeks Ended
		April 12,	April 13,	April 12,	April 13,
		2009	2008	2009	2008

Derivatives in cash flow hedging relationship:
Interest rate swaps (Note 9)		$1,919	$(1,367)	$(2,434)	$(7,701)

	Location of	Amount of Gain/(Loss) Recognized in Income
	Gain/(Loss)	Twelve Weeks Ended		Twenty-Eight Weeks Ended
	Recognized in	April 12,	April 13,	April 12,	April 13,
	Income	2009	2008	2009	2008

Derivatives not designated hedging instruments:
Natural gas contracts	Restaurant operating costs	$—	$—	$(544)	$—

During 2009 and 2008, our interest rate swaps had no hedge ineffectiveness and no gains or losses were reclassified into net earnings.

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

The major classes of Quick Stuff assets held for sale were as follows at the end of each period (in thousands):

				April 12,	September 28,
				2009	2008

Assets held for sale:
Inventories				$5,618	$6,518
Property and equipment, net				43,120	41,827
Goodwill				912	912
Other assets, primarily liquor licenses				381	399

Total assets of discontinued operations				$50,031	$49,656

Revenue and operating income from discontinued operations in each period are as follows (in thousands):

		Twelve Weeks Ended		Twenty-Eight Weeks Ended
		April 12,	April 13,	April 12,	April 13,
		2009	2008	2009	2008

Revenue		$62,410	$105,480	$155,350	$233,425
Earnings (losses) before income taxes		424	(165)	1,141	(232)

JACK IN THE BOX INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
3.	FAIR VALUE MEASUREMENTS

On September 29, 2008, we adopted the fair value provisions of SFAS 157, Fair Value Measurements, for our financial assets and liabilities and elected the deferral option for our non-financial assets and liabilities. The adoption of this Statement did not have a material impact on our condensed consolidated financial statements.

The following table presents the financial assets and liabilities measured at fair value on a recurring basis as of April 12, 2009 summarized by SFAS 157 valuation hierarchy (in thousands):

		Fair Value Measurements
		Quoted Prices
		in Active	Significant
		Markets for	Other	Significant
		Identical	Observable	Unobservable
	April 12,	Assets	Inputs	Inputs
	2009	(Level 1)	(Level 2)	(Level 3)

Interest rate swaps (1) (Note 1)	$7,092	$—	$7,092	$—
Non-qualified deferred compensation plan (2)	29,437	29,437	—	—

Total liabilities at fair value	$36,529	$29,437	$7,092	$—

(1)	We entered into interest rate swaps to reduce our exposure to rising interest rates on our variable debt. The fair value of our interest rate swaps are based upon valuation models as reported by our counterparties.

(2)	We maintain an unfunded defined contribution plan for key executives and other members of management excluded from participation in our qualified savings plan. The fair value of this obligation is based on the closing market prices of the participants’ elected investments.
4.	ACQUISITIONS

We account for the acquisition of franchised restaurants using the purchase method of accounting pursuant to SFAS 141, Business Combinations. During the quarter ended January 18, 2009, we acquired 22 Qdoba restaurants from franchisees for net consideration of $6.8 million. The total purchase was allocated to property and equipment, goodwill and other income.

5.	IMPAIRMENT CHARGES, RESTAURANT CLOSING AND OTHER

We recognize an impairment loss as the amount by which the carrying value exceeds the fair value of the assets. We typically estimate fair value based on the estimated discounted cash flows of the related asset. In 2009 and 2008, we recorded impairment charges of $4.9 million and $1.5 million, respectively, primarily related to the write-down of the carrying value of certain Jack in the Box restaurants we continue to operate. We also recognized accelerated depreciation and other costs on the disposition of property and equipment of $5.8 million and $9.0 million, respectively, primarily related to our restaurant re-image program, which includes a major renovation of our restaurant facilities, normal ongoing capital maintenance activities and, in 2008, a kitchen enhancement project.

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

JACK IN THE BOX INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
Total accrued restaurant closing costs, included in accrued expenses and other long-term liabilities, changed as follows during 2009 and 2008 (in thousands):

	Twelve Weeks Ended		Twenty-Eight Weeks Ended
	April 12,	April 13,	April 12,	April 13,
	2009	2008	2009	2008

Balance at beginning of period	$4,800	$5,415	$4,712	$5,451
Additions and adjustments	2	113	479	399
Cash payments	(298)	(385)	(687)	(707)

Balance at end of period	$4,504	$5,143	$4,504	$5,143

Additions and adjustments primarily relate to revisions to certain sublease assumptions in 2009 and 2008, and the closure of two Jack in the Box restaurants in 2008.

6.	INCOME TAXES

The income tax provisions reflect effective tax rates of 39.5% in 2009 and 37.2% in 2008. The final annual tax rate cannot be determined until the end of the fiscal year; therefore, the actual rate could differ from our current estimates.

At September 28, 2008, our gross unrecognized tax benefits associated with uncertain income tax positions were $4.2 million, of which $4.0 million, if recognized, would favorably affect the effective income tax rate. As of April 12, 2009, the gross unrecognized tax benefits decreased to $0.7 million, of which $0.6 million, if recognized, would favorably affect the effective income tax rate. The decrease in unrecognized tax benefit was due to the disallowance of a refund claim.

It is reasonably possible that material changes to the gross unrecognized tax benefits will be required within the next twelve months during which the state of California is expected to complete its audit of requested claims for refund. The statute of limitations in various state taxing jurisdictions will also expire within the next year. Although the Company expects these items may result in a net reduction of its unrecognized tax benefits, an estimate of the expected change cannot be made at this time.

The federal statute of limitations for all tax years beginning with 2004 remain open at this time. The statutes of limitations for the states of California and Texas, where there could be a material impact, have not expired for tax years 2000 and 2003, respectively. Generally, the statutes of limitations for the other state jurisdictions have not expired for tax years 2001 and forward.

7.	RETIREMENT PLANS

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

Measurement date — On September 29, 2008, we adopted the measurement date provisions of SFAS 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans — an amendment of FASB Statements No. 87, 88, 106 and 132(R), using the alternative transition method based on a 15-month projection derived from plan asset and benefit obligation measurements as of June 30, 2008. Adoption of the measurement date provision will result in a reduction of $3.0 million to beginning retained earnings at the end of the fiscal year representing 3/15ths of the periodic benefit costs for the period June 30, 2008 to September 27, 2009. The remaining 12/15ths of the periodic benefit costs will be recognized during fiscal 2009.

JACK IN THE BOX INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
Net periodic benefit cost — The components of net periodic benefit cost were as follows (in thousands):

	Twelve Weeks Ended		Twenty-Eight Weeks Ended
	April 12,	April 13,	April 12,	April 13,
	2009	2008	2009	2008

Defined benefit pension plans:
Service cost	$2,233	$2,592	$5,209	$6,047
Interest cost	4,212	3,944	9,829	9,203
Expected return on plan assets	(4,035)	(3,925)	(9,415)	(9,160)
Actuarial loss	104	346	243	810
Amortization of unrecognized prior service cost	192	209	448	487

Net periodic benefit cost	$2,706	$3,166	$6,314	$7,387

Postretirement health plans:
Service cost	$23	$51	$54	$120
Interest cost	277	271	646	633
Actuarial gain	(222)	(189)	(519)	(442)
Amortization of unrecognized prior service cost	42	43	99	99

Net periodic benefit cost	$120	$176	$280	$410

Cash flows — Our policy is to fund our plans at or above the minimum required by law. Details regarding 2009 contributions are as follows (in thousands):

	Defined benefit	Postretirement
	pension plans	health plans (1)

Net contributions during the twenty-eight weeks ended April 12, 2009	$9,254	$270
Remaining estimated net contributions during fiscal 2009	$15,700	$600

(1)	Net of Medicare Part D subsidy.
8.	SHARE-BASED EMPLOYEE COMPENSATION

Compensation expense — We offer share-based compensation plans to attract, retain, and motivate key officers, non-employee directors, and employees to work toward the financial success of the Company. The components of share-based compensation expense recognized in each period are as follows (in thousands):

	Twelve Weeks Ended		Twenty-Eight Weeks Ended
	April 12,	April 13,	April 12,	April 13,
	2009	2008	2009	2008

Stock options	$1,978	$1,441	$5,647	$3,475
Performance-vested stock awards	223	578	(1,259)	1,342
Nonvested stock awards	160	187	395	429
Nonvested stock units	32	—	32	—
Deferred compensation for non-management directors	79	59	147	139

Total share-based compensation expense	$2,472	$2,265	$4,962	$5,385

Performance-vested stock awards — In November 2008, we granted 117,840 performance-vested stock awards to certain non-officer employees at a grant date price of $15.56. The awards represent the right to receive shares of common stock at the end of a three-year service period based on the achievement of performance goals for fiscal 2009. Also in November 2008, we modified the performance periods and goals of our outstanding performance-vested stock awards to address challenges associated with establishing long-term performance measures. The modifications and changes to expectations regarding achievement levels resulted in a $2.2 million reduction in our expense.

Nonvested stock units — In February 2009, the Board of Directors approved the issuance of a new type of stock award, nonvested stock units. Nonvested stock units will replace nonvested stock awards previously issued to certain executives under our share ownership guidelines. Our nonvested stock units vest upon retirement or termination based upon years of service as provided in the award agreements. These awards are amortized as

JACK IN THE BOX INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
compensation expense over the estimated vesting period based upon the fair value of our common stock on the award date. In February 2009, we granted 26,854 nonvested stock units at a grant date price of $23.27.

9.	STOCKHOLDERS’ EQUITY

Repurchases of common stock — In November 2007, the Board approved a program to repurchase up to $200.0 million in shares of our common stock over three years expiring November 9, 2010. We repurchased 1.9 million shares at an aggregate cost of $50.0 million during the first two quarters of fiscal 2008. We did not repurchase any shares in the first two quarters of 2009 and, as of April 12, 2009, the total remaining amount authorized for repurchase was $100.0 million, subject to certain limitations under our credit facility.

Comprehensive income — Our total comprehensive income, net of taxes, was as follows (in thousands):

	Twelve Weeks Ended		Twenty-Eight Weeks Ended
	April 12,	April 13,	April 12,	April 13,
	2009	2008	2009	2008

Net earnings	$29,861	$26,234	$58,258	$62,489

Net unrealized gains (losses) related to cash flow hedges (Note 1)	1,919	(1,367)	(2,434)	(7,701)
Tax effect	(734)	508	932	2,943

	1,185	(859)	(1,502)	(4,758)

Effect of amortization of unrecognized net actuarial losses and prior service cost	116	409	271	954
Tax effect	(45)	(234)	(104)	(444)

	71	175	167	510

Total comprehensive income	$31,117	$25,550	$56,923	$58,241

The components of accumulated other comprehensive loss, net of taxes, were as follows at the end of each period (in thousands):

	April 12,	September 28,
	2009	2008

Unrecognized periodic benefit costs, net of tax benefits of $10,416 and $10,520, respectively	$(16,803)	$(16,970)
Net unrealized losses related to cash flow hedges, net of tax benefits of $2,714 and $1,782, respectively	(4,377)	(2,875)

Accumulated other comprehensive loss	$(21,180)	$(19,845)

10.	AVERAGE SHARES OUTSTANDING

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

JACK IN THE BOX INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
The following table reconciles basic weighted-average shares outstanding to diluted weighted-average shares outstanding (in thousands):

	Twelve Weeks Ended		Twenty-Eight Weeks Ended
	April 12,	April 13,	April 12,	April 13,
	2009	2008	2009	2008

Weighted-average shares outstanding — basic	56,714	58,833	56,644	59,229
Effect of potentially dilutive securities:
Stock options	658	888	590	1,020
Nonvested stock Awards	155	213	165	220
Performance-vested stock awards	177	19	155	19

Weighted-average shares outstanding — diluted	57,704	59,953	57,554	60,488

Excluded from diluted weighted-average shares outstanding:
Antidilutive	2,767	1,438	2,747	1,303
Performance conditions not satisfied at end of the period	115	348	138	348
11.	VARIABLE INTEREST ENTITIES

The primary entities in which we possess a variable interest are franchise entities, which operate our franchised restaurants. We do not possess any ownership interests in franchise entities. We have reviewed these franchise entities and determined that we are not the primary beneficiary of the entities and therefore, these entities have not been consolidated.

We use advertising funds for both our restaurant concepts to administer our advertising programs. These funds are consolidated into our financial statements as they are deemed variable interest entities (“VIEs”) for which we are the primary beneficiary. Contributions to these funds are designated for advertising, and we administer the funds’ contributions. The Company’s maximum loss exposure for these funds is limited to its investment.

The following table reflects the assets and liabilities of these VIEs that were included in our condensed consolidated balance sheet at April 12, 2009 (in thousands):

	Jack in the Box	Qdoba

Cash	$—	$1,590
Accounts receivable	—	36
Prepaid assets	5,658	25
Other	—	7

Total assets	$5,658	$1,658

Accounts payable	$—	$207
Accrued expenses	21,693	1,451

Total liabilities	$21,693	$1,658

12.	CONTINGENCIES AND LEGAL MATTERS

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

JACK IN THE BOX INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
We measure and evaluate our segments based on segment earnings from operations. Summarized financial information concerning our reportable segments follows (in thousands):

	Twelve Weeks Ended		Twenty-Eight Weeks Ended
	April 12,	April 13,	April 12,	April 13,
	2009	2008	2009	2008

Revenues by Segment:
Jack in the Box restaurant operations	$479,166	$500,633	$1,124,203	$1,163,854
Qdoba restaurant operations	31,785	25,755	71,898	59,140
Distribution operations	67,460	61,646	158,983	142,037

Consolidated revenues	$578,411	$588,034	$1,355,084	$1,365,031

Earnings from Operations by Segment:
Jack in the Box restaurant operations	$51,062	$46,532	$101,132	$110,028
Qdoba restaurant operations	1,463	1,515	4,583	4,434
Distribution operations	585	182	1,771	890

Consolidated earnings from operations	$53,110	$48,229	$107,486	$115,352

Interest income and expense and income taxes are not reported for our segments, in accordance with our method of internal reporting.

14.	SUPPLEMENTAL CONSOLIDATED CASH FLOW INFORMATION

Additional information related to cash flows is as follows (in thousands):

	Twenty-Eight Weeks Ended
	April 12,	April 13,
	2009	2008

Cash paid during the year for:
Interest, net of amounts capitalized	$17,614	$15,966
Income tax payments	$35,084	$31,942
15.	FUTURE APPLICATION OF ACCOUNTING PRINCIPLES

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

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
GENERAL
     All comparisons between 2009 and 2008 refer to the 12-week (“quarter”) and 28-week (“year-to-date”) periods ended April 12, 2009 and April 13, 2008, respectively, unless otherwise indicated.
     For an understanding of the significant factors that influenced our performance during the quarterly periods ended April 12, 2009 and April 13, 2008, we believe our Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) should be read in conjunction with the Condensed Consolidated Financial Statements and related Notes included in this Quarterly Report as indexed on page two.
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
OVERVIEW
     As of April 12, 2009, Jack in the Box Inc. (the “Company”) operated and franchised 2,186 Jack in the Box quick-service restaurants (“QSR”), primarily in the western and southern United States, and 484 Qdoba Mexican Grill (“Qdoba”) fast-casual restaurants throughout the United States.
     Our primary source of revenue is from retail sales at company-operated restaurants. We also derive revenue from sales of food and packaging to Jack in the Box and Qdoba franchised restaurants and revenue from franchisees including royalties, based upon a percent of sales, rents and franchise fees. In addition, we recognize gains from the sale of company-operated restaurants to franchisees, which are presented as a reduction of operating costs and expenses in the accompanying condensed consolidated statements of earnings.
     The quick-service restaurant industry is complex and challenging. Challenges presently facing the sector include higher levels of consumer expectations, intense competition with respect to market share, restaurant locations, labor, menu and product development, changes in the economy, including the current recessionary environment, costs of commodities, and trends for healthier eating.
     To address these challenges and others, management has a strategic plan focused on four key initiatives. The first initiative is a holistic reinvention of the Jack in the Box brand through menu innovation, upgrading guest service and a major re-imaging of the Jack in the Box restaurant facilities to reflect the personality of Jack, the chain’s fictional founder. The second initiative is to expand franchising through new restaurant development and the sales of company-operated restaurants to franchisees, to create a business model that is less capital intensive and not as susceptible to cost fluctuations. The third strategic initiative is to improve our business model as we transition to becoming a predominantly franchised company. The fourth initiative is a growth strategy that includes opening new restaurants and increasing same-store sales.

     The following summarizes the most significant events occurring in fiscal 2009:
•	Restaurant Sales. Sales at Jack in the Box company-operated restaurants open more than one year (“same-store”) increased 1.1% year-to-date on top of a 0.8% increase a year ago. Sales continued to improve in many of our major markets. Same-store sales were positive in California, Texas and Las Vegas. Although still negative in Phoenix, same-store sales improved versus the prior two quarters. System same-store sales at Qdoba restaurants decreased 1.7% year-to-date compared with a 3.5% increase a year ago as the macroeconomic environment continued to affect consumer spending at restaurants with higher check averages.

•	Commodity Costs. Our business has been impacted by pressures from increased commodity costs. In 2009, food and packaging costs were 30 basis points higher than last year. Commodity costs, which moderated as expected, were approximately 3.3% higher than last year in the second quarter and as compared to a nearly 8% increase in the first quarter. Looking forward, we expect overall commodity costs to continue to moderate through the year, with a fiscal year increase of approximately 3%.

•	New Market Expansion. We opened 34 new Jack in the Box restaurants and continued expanding into new contiguous markets. Along with opening our first company-operated restaurant in Victoria, Texas, franchisees opened the first Jack in the Box restaurant in Colorado Springs, Colorado, and two Texas cities: Abilene and Wichita Falls. Qdoba franchisees have also entered into new markets in 2009 opening restaurants in Delaware and Minnesota. With the opening in Delaware, Qdoba now has a presence in 42 states.

•	Re-Image Program. We continued to execute our strategic initiative to reinvent the Jack in the Box brand, which includes comprehensive enhancements to our restaurant facilities. As of April 12, 2009, approximately 44% of all Jack in the Box restaurants were fully re-imaged, including new construction, that feature all interior and exterior elements of the program. As we stated in November, we have accelerated the system-wide completion of exterior elements of this program and expect to be substantially completed with this phase by the end of fiscal 2009. Exterior enhancements, including new paint schemes, lighting and landscaping, are now installed at 55% of the Jack in the Box system.

•	Franchising Program. As expected, we continued on pace executing our strategic initiative to expand franchising through new restaurant development and sales of company-operated restaurants to franchisees, despite tight credit markets. We refranchised 75 Jack in the Box restaurants, and Qdoba and Jack in the Box franchisees opened 31 restaurants. At April 12, 2009, approximately 41% of our Jack in the Box restaurants were franchised. We remain on track to achieve our long-term goal to increase the percentage of franchise ownership in the Jack in the Box system to 70%-80% by the end of fiscal 2013.

RESULTS OF OPERATIONS
     The following table sets forth, unless otherwise indicated, the percentage relationship to total revenues of certain items included in our condensed consolidated statements of earnings:

	Twelve Weeks Ended		Twenty-Eight Weeks Ended
	April 12,	April 13,	April 12,	April 13,
	2009	2008	2009	2008

Statement of Earnings Data:
Revenues:
Restaurant sales	81.0%	83.5%	81.0%	83.4%
Distribution sales	11.7%	10.5%	11.7%	10.4%
Franchised restaurant revenues	7.3%	6.0%	7.3%	6.2%

Total revenues	100.0%	100.0%	100.0%	100.0%

Operating costs and expenses:
Restaurant costs of sales (1)	32.2%	33.0%	33.2%	32.9%
Restaurant operating costs (1)	51.3%	50.5%	51.4%	50.3%
Distribution costs of sales (1)	99.4%	99.7%	99.1%	99.5%
Franchised restaurant costs (1)	41.2%	41.9%	40.0%	40.1%
Selling, general and administrative expenses	11.6%	11.1%	11.6%	11.4%
Gains on sale of company-operated restaurants	(3.0)%	(2.0)%	(2.6)%	(2.0)%
Earnings from operations	9.2%	8.2%	7.9%	8.5%
Income tax rate (2)	39.0%	36.5%	39.5%	37.2%

(1)	As a percentage of the related sales and/or revenues.

(2)	As a percentage of earnings from continuing operations and before income taxes.
     The following table summarizes the changes in the number of Jack in the Box and Qdoba company-operated and franchised restaurants:

	Twenty-Eight Weeks Ended April 12, 2009			Twenty-Eight Weeks Ended April 13, 2008
	Company	Franchised	Total	Company	Franchised	Total

Jack in the Box:
Beginning of period	1,346	812	2,158	1,436	696	2,132
New	26	8	34	11	5	16
Franchised	(75)	75	—	(51)	51	—
Closed	(5)	(1)	(6)	(3)	(3)	(6)

End of period	1,292	894	2,186	1,393	749	2,142

% of system	59%	41%	100%	65%	35%	100%

Qdoba:
Beginning of period	111	343	454	90	305	395
New	9	23	32	7	27	34
Acquired	22	(22)	—	—	—	—
Closed	—	(2)	(2)	—	(6)	(6)

End of period	142	342	484	97	326	423

% of system	29%	71%	100%	23%	77%	100%

Consolidated:

Total system	1,434	1,236	2,670	1,490	1,075	2,565

% of system	54%	46%	100%	58%	42%	100%
Revenues
     Company-operated restaurant sales decreased $22.5 million, or 4.6%, in the quarter and $41.5 million, or 3.6%, year-to-date primarily due to a decrease in the number of Jack in the Box company-operated restaurants, reflecting the sale of company-operated restaurants to franchisees. This decrease was partially offset by an increase in the number of Qdoba company-operated restaurants and increases in same-store sales at Jack in the Box company-operated restaurants. Same-store sales at Jack in the Box company-operated restaurants increased 0.4% in the quarter and 1.1% year-to-date compared with a year ago, reflecting the benefit of an approximate 2.5% price increase taken during the first quarter.
     Distribution sales to Jack in the Box and Qdoba franchisees grew $5.8 million in the quarter and $16.9 million year-to-date from a year ago to $67.5 million and $159.0 million, respectively, primarily reflecting an increase in the number of franchised restaurants serviced by our distribution centers.
     Franchised restaurant revenues include royalties, rents and fees from restaurants operated by franchisees. Franchised restaurant revenue increased $7.0 million in the quarter and $14.7 million year-to-date due primarily to an increase in the number of franchised restaurants. The number of franchised restaurants increased to 1,236 at the end of the quarter, reflecting the franchising of Jack in the Box company-operated restaurants and new restaurant development by Qdoba and Jack in the Box franchisees. To a lesser extent, an increase in our average royalty rate (royalties as percentage of franchised restaurant sales) to 5.2% in 2009 from 5.1% a year ago also contributed to the overall increase.
Operating Costs and Expenses
     Restaurant costs of sales, which include food and packaging costs, decreased 80 basis points in the quarter to 32.2% of restaurant sales compared with 33.0% a year ago. Year-to-date restaurant costs of sales were 33.2% versus 32.9% a year ago. Higher commodity costs, including beef, potatoes, bakery and shortening, began to moderate in the quarter and were offset by selling price increases, lower costs for cheese and dairy, product mix changes and margin improvement initiatives. Beef costs, which represent the Company’s largest single commodity expense, increased by approximately 15% year-to-date.
     Restaurant operating costs increased to 51.3% and 51.4%, respectively, in 2009 compared with 50.5% and 50.3% in 2008. The increase is primarily due to higher depreciation resulting from the kitchen enhancements completed in fiscal 2008 and the ongoing re-image program at Jack in the Box, as well as higher rent and depreciation related to new restaurant development and sales deleverage at Qdoba.
     Costs of distribution sales increased $5.6 million and $16.3 million, respectively, from last year primarily reflecting an increase in the related sales. These costs decreased to 99.4% and 99.1% of distribution sales in 2009 from 99.7% and 99.5% in 2008, due primarily to slightly higher selling prices.
     Franchised restaurant costs, principally rents and depreciation on properties leased to Jack in the Box franchisees, increased $2.7 million and $5.9 million, respectively, to $17.6 million and $39.7 million in 2009, due primarily to an increase in the number of franchised restaurants. As a percentage of franchised restaurant revenues, franchised restaurant costs were 41.2% and 40.0% in 2009 compared with 41.9% and 40.1% in 2008. The rates were impacted by the Company’s re-image contributions to franchisees of $0.4 million and $1.5 million in 2009 and $0.3 million and $0.6 million in 2008, which were recorded as a reduction of franchised restaurant revenue.
     Selling, general and administrative expenses (“SG&A”) increased slightly to $66.9 million and $157.7 million, respectively in 2009 from $65.3 million and $155.4 million, in 2008. In the quarter, SG&A expenses increased to 11.6% of revenues from 11.1% last year primarily due to impairment charges of $3.2 million, or approximately 55 basis points, related to restaurants we continue to operate. Year-to-date, the higher impairment charges and market-driven losses incurred on our company-owned life insurance policies used to fund certain non-qualified retirement plans were partially offset by lower incentive compensation.
     Gains on the sale of company-operated restaurants to franchisees were $17.2 million and $35.6 million from the sale of 46 and 75 Jack in the Box restaurants in 2009 compared with $11.6 million and $28.0 million from the sale of 23 and 51 Jack in the Box restaurants in 2008. The change in gains relates to the number of restaurants sold and the specific sales and cash flows of those restaurants.
Interest Expense
     Interest expense decreased $1.8 million and $2.7 million compared with last year to $5.0 million in the quarter and $13.2 million year-to-date due primarily to lower average interest rates partially offset by higher average borrowings compared to a year ago.
Interest Income
     Interest income increased $0.4 million in the quarter and $0.6 million year-to-date compared with last year primarily reflecting interest earned on notes receivable from franchisees.

Income Taxes
     The income tax provisions reflect effective tax rates of 39.5% in 2009 and 37.2% in 2008. The higher tax rate is attributable to market performance of insurance investment products used to fund certain non-qualified retirement plans. Changes in the cash value of the insurance products are not includable in taxable income. We expect the annual tax rate for fiscal year 2009 to be 39% to 40%. The final annual tax rate cannot be determined until the end of the fiscal year; therefore, the actual rate could differ from our current estimates.
Earnings and Earnings per Share from Continuing Operations
     Earnings from continuing operations were $29.6 million, or $0.51 per diluted share, in the quarter compared to $26.3 million, or $0.44 per diluted share, in 2008. Year-to-date, earnings from continuing operations were $57.6 million, or $1.00 per diluted share, compared to $62.6 million, or $1.04 per diluted share, in 2008.
Earnings (losses) from Discontinued Operations
     As described in Note 2, Discontinued Operations, in the notes to the condensed consolidated financial statements, Quick Stuff’s results of operations have been reported as discontinued operations. Earnings (losses) from discontinued operations, net were $0.3 million and $0.7 million, respectively, in 2009 and $(0.1) million, in both periods of 2008.
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
     Cash and cash equivalents decreased $36.9 million to $11.0 million at the end of the quarter from $47.9 million at the beginning of the fiscal year. This decrease is primarily due to property and equipment expenditures and net repayments under our revolving credit facility. These uses of cash were offset in part by cash flows provided by operating activities, proceeds from the sale of restaurants to franchisees and collections of notes receivable. We generally reinvest available cash flows from operations to develop new restaurants or enhance existing restaurants, to repurchase shares of our common stock and to reduce debt.

     Cash Flows. The table below summarizes our cash flows from operating, investing and financing activities for the 28-weeks ended April 12, 2009 and April 13, 2008. The cash flows from our Quick Stuff discontinued operations are not material to our condensed consolidated statements of cash flows (in thousands).

	Twenty-Eight Weeks Ended
	April 12,	April 13,
	2009	2008

Total cash provided by (used in):
Operating activities	$67,341	$106,240
Investing activities	(61,848)	(59,603)
Financing activities	(42,369)	(45,939)

Increase (decrease) in cash and cash equivalents	$(36,876)	$698

     Operating Activities. In 2009, operating cash flows decreased $38.9 million compared with a year ago primarily due to changes in working capital related to the timing of cash receipts and disbursements and a decrease in net earnings adjusted for non-cash items.
     Qualified Pension Plan. As of June 30, 2008, the fair value of our qualified pension plan assets exceeded our projected benefit obligation by approximately $17 million. The fair value of the Company’s qualified pension plan assets declined approximately 20% from June 30, 2008 (our last measurement date) to March 31, 2009. Based on the funding status of the plan as of our last measurement date, we are not required to make a minimum contribution in 2009, however we are planning to make voluntary contributions of approximately $22.5 million during the fiscal year.
     Investing Activities. Cash flows used in investing activities increased $2.2 million in 2009 compared with a year ago primarily due to an increase in spending for new sites that we plan to sell and leaseback when construction is complete and cash used to acquire franchise-operated restaurants in 2009 offset in part by an increase in collections on notes receivable.
     Capital Expenditures. Our capital expenditure program includes, among other things, investments in new locations, restaurant remodeling, new equipment, and information technology enhancements. We used cash of $92.0 million for purchases of property and equipment in 2009 compared with $91.3 million in 2008. The slight increase in capital expenditures primarily relates to the development of 35 Jack in the Box and Qdoba company-operated restaurants versus 18 last year, offset by lower spending related to our reimage program and a kitchen enhancement project completed in the prior year.
     In fiscal 2009, capital expenditures are expected to be approximately $175-$185 million, including investment costs related to the Jack in the Box restaurant re-image program. We plan to open approximately 35 Jack in the Box and 25 Qdoba company-operated restaurants in 2009.
     Sale of Company-Operated Restaurants. We have continued our strategy of selling Jack in the Box company-operated restaurants to franchisees. In 2009, we generated cash proceeds and notes receivable of $49.0 million from the sale of 75 restaurants compared with $36.1 million from the sale of 51 restaurants in 2008. In fiscal year 2009, we expect cash flows of $80-$90 million from the sale of approximately 120-140 company-operated restaurants to franchisees.
     In the fourth quarter of fiscal 2008 and in 2009, we provided bridge and mezzanine financing for certain franchising transactions. The $20 million in notes receivable at the end of fiscal 2008 related to temporary financing was fully repaid in 2009. As of April 12, 2009, notes receivable related to franchising transactions were $9.3 million.
     Acquisition of Franchise-Operated Restaurants. In the first quarter of 2009, Qdoba acquired 22 franchise-operated restaurants for approximately $6.8 million, net of cash received. The total purchase price was allocated to property and equipment, goodwill and other income. The restaurants acquired are located in Michigan and Los Angeles which we believe provide good long-term growth potential consistent with our strategic goals.
     Financing Activities. Cash used in financing activities decreased $3.6 million compared with a year ago primarily attributable to cash used in 2008 to repurchase shares of our common stock which exceeded the repayment of borrowings under our revolving credit facility in 2009.
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
     Debt Covenants. We are also subject to a number of covenants under our credit facility, including limitations on additional borrowings, acquisitions, loans to franchisees, capital expenditures, lease commitments, stock repurchases and dividend payments, as well as requirements to maintain certain financial ratios, cash flows and net worth. As of April 12, 2009, we complied with all debt covenants and the terms of our credit facility.
     Interest Rate Swaps. To reduce our exposure to rising interest rates under our credit facility, we entered into two interest rate swaps that effectively converted $200.0 million of our variable rate term loan borrowings to a fixed-rate basis until April 1, 2010. These agreements have been designated as cash flow hedges under the terms of SFAS 133, Accounting for Derivative Instruments and Hedging Activities, with effectiveness assessed on changes in the present value of the term loan interest payments. There was no hedge ineffectiveness in 2009 or 2008. Accordingly, changes in the fair value of the interest rate swap contracts were recorded, net of taxes, as a component of accumulated other comprehensive loss in the Company’s condensed consolidated balance sheet at the end of each period.
     Debt Outstanding. Total debt outstanding decreased to $475.9 million at the end of the quarter from $518.6 million at the beginning of the fiscal year due to our repayment of borrowings under our revolving credit facility. Current maturities of long-term debt increased $22.3 million due primarily to scheduled term loan principal payments. At April 12, 2009, we had borrowings under the revolving credit facility of $50.0 million, $415.0 million outstanding under the term loan and letters of credit outstanding of $38.5 million.
     Repurchases of Common Stock. In November 2007, the Board approved a program to repurchase up to $200.0 million in shares of our common stock over three years expiring November 9, 2010. We repurchased 1.9 million shares at an aggregate cost of $50.0 million during the first two quarters of fiscal 2008. We did not repurchase any shares in the first two quarters of 2009, and as of April 12, 2009, the total remaining amount authorized for repurchase was $100.0 million, subject to certain limitations under our credit facility.
     Share-based Compensation. Proceeds from the issuance of common stock decreased $5.5 million in 2009 reflecting a decline in the exercise of employee stock options compared with 2008, which also resulted in a corresponding decrease in tax benefits from share based compensation. As options granted are exercised, the Company will continue to receive proceeds and a tax deduction, but the amount and the timing of these cash flows cannot be reliably predicted as option holders’ decisions to exercise options will be largely driven by movements in the Company’s stock price.
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
•	Any widespread negative publicity, whether or not based in fact, about public health issues or pandemics or the prospect of such events, or which affects consumer perceptions about the health, safety or quality of food and beverages served at our restaurants may adversely affect our results.
•	Recessionary economic conditions, including higher levels of unemployment, lower levels of consumer confidence and decreased consumer spending, could reduce traffic in our restaurants and impose practical limits on pricing, resulting in a negative impact on sales and profitability.
•	Costs may exceed projections, including costs for food ingredients, labor (including increases in minimum wage, workers compensation and other insurance and healthcare), fuel, utilities, real estate, insurance, equipment, technology, and construction of new and remodeled restaurants. Inflationary pressures affecting the cost of commodities, including speculation and increasing demand for soybeans, corn and other feed grains for use in producing agro fuels and other purposes, may adversely affect our food costs and our operating margins.
•	There can be no assurances that new interior and exterior designs, kitchen enhancements or new equipment will foster increases in sales at remodeled restaurants and yield the desired return on investment.
•	There can be no assurances that our growth objectives in the regional markets in which we operate restaurants will be met or that the new facilities will be profitable. Delays in development, sales softness and restaurant closures may have a material adverse effect on our results of operations. The development and profitability of restaurants can be adversely affected by many factors, including the ability of the Company and its franchisees to select and secure suitable sites on satisfactory terms, costs of construction, and general business and economic conditions. In addition, tight credit markets may negatively impact the ability of franchisees to fulfill their restaurant development commitments.
•	There can be no assurances that we will be able to effectively respond to aggressive competition from numerous and varied competitors (some with significantly greater financial resources) in all areas of business, including new concepts, facility design, competition for labor, new product introductions, promotions, (including value promotions) and discounting. Additionally, the trend toward convergence in grocery, deli, convenience store and other types of food services may increase the number of our competitors.
•	The realization of gains from the sale of company-operated restaurants to existing and new franchisees depends upon various factors, including sales trends, cost trends, and economic conditions. The financing market, including the cost and availability of borrowed funds and the terms required by lenders, can impact the ability of franchisee

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
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
     Our primary exposure to risks relating to financial instruments is changes in interest rates. Our credit facility, which is comprised of a revolving credit facility and a term loan, bears interest at an annual rate equal to the prime rate or LIBOR plus an applicable margin based on a financial leverage ratio. As of April 12, 2009, the applicable margin for the LIBOR-based revolving loans and term loan was set at 1.125%.
     We use interest rate swap agreements to reduce exposure to interest rate fluctuations. At April 12, 2009, we had two interest rate swap agreements having an aggregate notional amount of $200.0 million expiring April 1, 2010. These agreements effectively convert a portion of our variable rate bank debt to fixed-rate debt and have an average pay rate of 4.875%, yielding a fixed-rate of 6.00% including the term loan’s applicable margin of 1.125%.
     A hypothetical 100 basis point increase in short-term interest rates, based on the outstanding unhedged balance of our revolving credit facility and term loan at April 12, 2009 would result in an estimated increase of $2.7 million in annual interest expense.
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
     We are also exposed to the impact of commodity and utility price fluctuations related to unpredictable factors such as weather and various other market conditions outside our control. Our ability to recover increased costs through higher prices is limited by the competitive environment in which we operate. From time to time, we enter into futures and option contracts to manage these fluctuations. At April 12, 2009, we had no natural gas swap agreements in place.

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
     Stock Repurchases. In November 2007, the Board approved a program to repurchase up to $200.0 million in shares of our common stock over three years expiring November 9, 2010. As of April 12, 2009, the total remaining amount authorized for repurchase was $100.0 million.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
     Our Annual Meeting of Stockholders was held February 13, 2009, at which the following matters were voted as indicated:

		For	Withheld	Abstain
1. Election of the following directors to serve until the next Annual Meeting of Stockholders and until their successors are elected and qualified.

Michael E. Alpert		53,758,072	417,848	—
David L. Goebel		54,111,640	64,280	—
Anne B. Gust		52,629,958	1,545,962	—
Murray H. Hutchison		52,323,324	1,852,596	—
Linda A. Lang		53,757,007	418,913	—
Michael W. Murphy		52,620,857	1,555,063	—
David M. Tehle		54,098,426	77,494	—
Winifred M. Webb		54,038,613	137,307	—

				Broker
	For	Against	Abstain	Non-Votes
2. Ratification of appointment of KPMG LLP as independent registered public accountants	53,738,545	418,538	18,837	—
ITEM 6. EXHIBITS

Number	Description
3.1	Restated Certificate of Incorporation, as amended, which is incorporated herein by reference from the registrant’s Annual Report on Form 8-K dated September 24, 2007.

3.1.1	Certificate of Amendment of Restated Certificate of Incorporation, which is incorporated herein by reference from the registrant’s Current Report on Form 10-K dated September 21, 2007.

3.2	Amended and Restated Bylaws, which are incorporated herein by reference from the registrant’s Current Report on Form 8-K dated August 4, 2008.

10.6*	Amended and Restated Supplemental Executive Retirement Plan, which is incorporated herein by reference from the registrant’s Quarterly Report on Form 10-Q for the quarter ended January 18, 2009.

10.13*	Amended and Restated Executive Deferred Compensation Plan, which is incorporated herein by reference from the registrant’s Quarterly Report on Form 10-Q for the quarter ended January 18, 2009.

10.16.4*	Form of Restricted Stock Unit Award Agreement for officers and certain members of management under the 2004 Stock Incentive Plan.

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Management contract or compensatory plan
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

Date: May 13, 2009