Form 10-Q
period 2009-07-05
JACK IN THE BOX INC /NEW/
filed 2009-08-05
CIK 807882

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended July 5, 2009
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
Yes ☑     No ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).
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
Yes ☐     No ☑
Number of shares of common stock, $.01 par value, outstanding as of the close of business July 31, 2009–73,950,986.

JACK IN THE BOX INC. AND SUBSIDIARIES

PART I. FINANCIAL INFORMATION
ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JACK IN THE BOX INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Dollars in thousands, except per share data)
(Unaudited)

	July 5,	September 28,
	2009	2008

ASSETS
Current assets:
Cash and cash equivalents	$12,153	$47,884
Accounts and other receivables, net	62,723	70,290
Inventories	39,543	45,206
Prepaid expenses	37,596	20,061
Deferred income taxes	46,166	46,166
Assets held for sale	122,673	112,994
Other current assets	6,904	7,480

Total current assets	327,758	350,081

Property and equipment, at cost	1,617,289	1,605,497
Less accumulated depreciation and amortization	(676,263)	(662,435)

Property and equipment, net	941,026	943,062
Other assets, net	216,982	205,275

	$1,485,766	$1,498,418

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Current maturities of long-term debt	$36,336	$2,331
Accounts payable	81,455	99,708
Accrued liabilities	197,519	213,631

Total current liabilities	315,310	315,670

Long-term debt, net of current maturities	419,150	516,250

Other long-term liabilities	158,414	161,277

Deferred income taxes	46,453	48,110

Stockholders’ equity:
Preferred stock $.01 par value, 15,000,000 authorized, none issued	—	—
Common stock $.01 par value, 175,000,000 authorized, 73,950,008 and 73,506,049 issued, respectively	740	735
Capital in excess of par value	167,132	155,023
Retained earnings	873,473	795,657
Accumulated other comprehensive loss, net	(20,447)	(19,845)
Treasury stock, at cost, 16,726,032 shares	(474,459)	(474,459)

Total stockholders’ equity	546,439	457,111

	$1,485,766	$1,498,418

See accompanying notes to condensed consolidated financial statements.

JACK IN THE BOX INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS
(In thousands, except per share data)
(Unaudited)

	Twelve Weeks Ended		Forty Weeks Ended
	July 5,	July 6,	July 5,	July 6,
	2009	2008	2009	2008
Revenues:
Restaurant sales	$457,586	$489,223	$1,554,561	$1,627,748
Distribution sales	72,534	65,380	231,517	207,417
Franchised restaurant revenues	45,602	37,260	144,728	121,729

	575,722	591,863	1,930,806	1,956,894

Operating costs and expenses:
Restaurant costs of sales	143,952	162,658	508,578	537,392
Restaurant operating costs	229,427	245,039	793,001	817,341
Distribution costs of sales	72,456	64,904	230,070	206,253
Franchised restaurant costs	18,961	15,310	58,651	49,150
Selling, general and administrative expenses	62,532	64,967	220,221	220,399
Gains on the sale of company-operated restaurants, net	(8,725)	(15,247)	(44,320)	(43,225)

	518,603	537,631	1,766,201	1,787,310

Earnings from operations	57,119	54,232	164,605	169,584

Interest expense	4,622	6,041	17,802	21,895
Interest income	(250)	(77)	(1,130)	(370)

Interest expense, net	4,372	5,964	16,672	21,525

Earnings from continuing operations and before income taxes	52,747	48,268	147,933	148,059

Income taxes	19,871	18,770	57,504	55,924

Earnings from continuing operations	32,876	29,498	90,429	92,135

Earnings (losses) from discontinued operations, net	(13,318)	418	(12,613)	270

Net earnings	$19,558	$29,916	$77,816	$92,405

Net earnings per share — basic:
Earnings from continuing operations	$0.58	$0.51	$1.59	$1.57
Earnings (losses) from discontinued operations, net	(0.24)	0.01	(0.22)	0.00

Net earnings per share	$0.34	$0.52	$1.37	$1.57

Net earnings per share — diluted:
Earnings from continuing operations	$0.57	$0.50	$1.57	$1.54
Earnings (losses) from discontinued operations, net	(0.23)	0.01	(0.22)	0.00

Net earnings per share	$0.34	$0.51	$1.35	$1.54

Weighted-average shares outstanding:
Basic	56,921	57,746	56,728	58,785
Diluted	57,975	58,767	57,697	59,963
See accompanying notes to condensed consolidated financial statements.

JACK IN THE BOX INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in thousands)
(Unaudited)

	Forty Weeks Ended
	July 5,	July 6,
	2009	2008

Cash flows from operating activities:
Net earnings	$77,816	$92,405
Losses (earnings) from discontinued operations, net	12,613	(270)

Net earnings from continuing operations	90,429	92,135
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	77,389	74,417
Deferred finance cost amortization	1,195	1,103
Deferred income taxes	(1,283)	(2,219)
Share-based compensation expense awards	6,926	6,581
Pension and postretirement expense	9,419	11,139
Losses on cash surrender value of company-owned life insurance	7,690	5,658
Gains on the sale of company-operated restaurants, net	(44,320)	(43,225)
Gains on the acquisition of franchise-operated restaurants	(958)	—
Losses on the disposition of property and equipment, net	9,269	12,978
Impairment charges	6,243	1,811
Changes in assets and liabilities, excluding acquisitions and dispositions:
Increase in receivables	(5,489)	(14,948)
Decrease (increase) in inventories	5,663	(3,706)
Decrease (increase) in prepaid expenses and other current assets	(15,864)	114
Increase (decrease) in accounts payable	2,127	(11,095)
Pension and postretirement contributions	(19,040)	(24,133)
Decrease in other liabilities	(17,293)	(1,051)

Cash flows provided by operating activities from continuing operations	112,103	105,559

Cash flows provided by operating activities from discontinued operations	2,953	3,762

Cash flows provided by operating activities	115,056	109,321

Cash flows from investing activities:
Purchases of property and equipment	(118,760)	(109,229)
Proceeds from the sale of company-operated restaurants	49,447	53,941
Purchases of assets held for sale and leaseback, net	(27,981)	(9,345)
Collections on notes receivable	23,659	36
Acquisition of franchise-operated restaurants	(6,760)	—
Other	(2,076)	(3,949)

Cash flows used in investing activities from continuing operations	(82,471)	(68,546)

Cash flows used in investing activities from discontinued operations	(1,765)	(3,817)

Cash flows used in investing activities	(84,236)	(72,363)

Cash flows from financing activities:
Borrowings on revolving credit facility	381,000	392,000
Repayments of borrowings on revolving credit facility	(442,000)	(322,000)
Principal payments on debt	(2,095)	(4,855)
Proceeds from issuance of common stock	4,117	8,078
Repurchase of common stock	—	(100,000)
Excess tax benefits from share-based compensation arrangements	1,228	4,446
Change in book overdraft	(8,801)	(15,859)

Cash flows used in financing activities	(66,551)	(38,190)

Net decrease in cash and cash equivalents	(35,731)	(1,232)
Cash and cash equivalents at beginning of period	47,884	15,702

Cash and cash equivalents at end of period	$12,153	$14,470

See accompanying notes to condensed consolidated financial statements.

JACK IN THE BOX INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
1.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
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
Reclassifications and adjustments — Certain prior year amounts in the condensed consolidated financial statements have been reclassified to conform to the fiscal 2009 presentation. In the fourth quarter of 2008, our Board of Directors approved plans to sell our Quick Stuff® convenience and fuel stores. As such, in accordance with the provisions of SFAS 144, Accounting for the Impairment or Disposal of Long-lived Assets, Quick Stuff operations have been presented as discontinued operations for all periods presented. Refer to Note 2, Discontinued Operations, for additional information.
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
Company-owned life insurance — We have purchased company-owned life insurance (“COLI”) policies to support our non-qualified benefit plans. The cash surrender values of these policies were $60.3 million and $65.3 million as of July 5, 2009 and September 28, 2008, respectively, and are included in other assets, net in the accompanying condensed consolidated balance sheets. These policies reside in an umbrella trust for use only to pay plan benefits to participants or to pay creditors if the Company becomes insolvent. As of July 5, 2009 and September 28, 2008, the trust also included cash of $1.4 million. During the 40-weeks ended July 5, 2009, we incurred losses on our COLI policies of $7.6 million due to continued declines in the stock market, which were offset in part by a $4.7 million fair value adjustment to our non-qualified deferred compensation plan obligation.
Assets held for sale — Assets held for sale, which typically represent the costs for sites that we plan to sell and lease back, also include assets expected to be sold upon our disposition of Quick Stuff and the net book value of equipment we plan to sell to franchisees. Assets held for sale were as follows at the end of each period (in thousands):

	July 5,	September 28,
	2009	2008

Sites held for sale and leaseback	$88,596	$62,309
Quick Stuff assets held for sale (Note 2)	32,670	49,656
Assets held for sale to franchisees	1,407	1,029

Assets held for sale	$122,673	$112,994

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

	Twelve Weeks Ended		Forty Weeks Ended
	July 5,	July 6,	July 5,	July 6,
	2009	2008	2009	2008

Number of restaurants sold to franchisees	23	17	98	68
Number of restaurants opened by franchisees	10	21	41	53

Initial franchise fees received	$1,402	$1,500	$5,590	$4,728

Cash proceeds from the sale of company-operated restaurants	$9,018	$17,888	$49,447	$53,941
Notes receivable	5,264	—	13,816	—
Net assets sold (primarily property and equipment)	(2,875)	(2,250)	(15,205)	(9,556)
Goodwill related to the sale of company-operated restaurants	(311)	(391)	(1,367)	(1,160)

Gains on the sale of company-operated restaurants	$11,096	$15,247	$46,691	$43,225

In the third quarter, we recognized a loss of $2.4 million relating to the expected sale of a lower-performing Jack in the Box company-operated market. This transaction is anticipated to close by the end of the calendar year and is included in gains on the sale of company-operated restaurants, net in the accompanying condensed consolidated statements of earnings.
New accounting pronouncements adopted — In May 2009, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standard (“SFAS”) 165, Subsequent Events. SFAS 165 establishes general standards of accounting for and disclosure of certain events that occur after the balance sheet date but before financial statements are issued or are available to be issued. We adopted the provisions of SFAS 165 on April 13, 2009. The adoption of this statement did not have a material impact on our condensed consolidated financial statements. Subsequent events have been evaluated through August 3, 2009, the date our financial statements were available to be issued.
In April 2009, the FASB issued FASB Staff Position FAS 107-1 and APB 28-1, Interim Disclosures about Fair Value of Financial Instruments, (“FSP 107-1”) which enhances consistency in financial reporting by increasing the frequency of fair value disclosures. FSP 107-1 requires disclosures about fair value of financial instruments for interim reporting periods and amends APB Opinion 28, Interim Financial Reporting, to require those disclosures in summarized financial information at interim reporting periods. The adoption of FSP 107-1 did not have a material impact on our condensed consolidated financial statements (refer to Note 4).
2.	DISCONTINUED OPERATIONS
We operate a proprietary chain of convenience stores called Quick Stuff, with 61 locations, each built adjacent to a full-size Jack in the Box restaurant and including a major-brand fuel station. In the fourth quarter of 2008, our Board of Directors approved a plan to sell Quick Stuff to maximize the potential of the Jack in the Box and Qdoba brands. During the quarter, we have agreed to sell all 61 Quick Stuff locations in multiple transactions which are expected to be completed in the fourth quarter. In connection with these transactions, we recorded a charge of $22.9 million or $14.1 million, net of taxes, in discontinued operations in the accompanying condensed consolidated financial statements.
The major classes of Quick Stuff assets held for sale were as follows at the end of each period (in thousands):

	July 5,	September 28,
	2009	2008

Assets held for sale:
Inventories	$6,226	$6,518
Property and equipment, net	25,155	41,827
Goodwill	912	912
Other assets, primarily liquor licenses	377	399

Total Quick Stuff assets held for sale (Note 1)	$32,670	$49,656

JACK IN THE BOX INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
Revenue and operating income from discontinued operations in each period are as follows (in thousands):

	Twelve Weeks Ended		Forty Weeks Ended
	July 5,	July 6,	July 5,	July 6,
	2009	2008	2009	2008

Revenue	$71,743	$117,640	$227,093	$351,065
Earnings (losses) before income taxes	(21,574)	681	(20,433)	449
3.	DERIVATIVE INSTRUMENTS
Objectives and strategies — We are exposed to interest rate volatility with regard to our variable rate debt. To reduce our exposure to rising interest rates, in March 2007, we entered into two interest rate swap agreements that effectively converted $200.0 million of our variable rate term loan borrowings to a fixed rate basis until April 1, 2010. These agreements have been designated as cash flow hedges under the terms of SFAS 133, Accounting for Derivative Instruments and Hedging Activities, with effectiveness assessed based on changes in the present value of the term loan interest payments. As such, the gains or losses on these derivatives are reported in other comprehensive income (“OCI”).
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
Financial position — The following derivative instruments were outstanding as of the end of each period (in thousands):

	July 5, 2009		September 28, 2008
	Balance		Balance
	Sheet	Fair	Sheet	Fair
	Location	Value	Location	Value

Derivatives designated hedging instruments:
Interest rate swaps (Note 4)	Accrued liabilities	$6,021	Accrued liabilities	$4,657
Derivatives not designated hedging instruments:
Natural gas contracts	Accrued liabilities	—	Accrued liabilities	840

Total derivatives		$6,021		$5,497

Financial performance — The following is a summary of the gains or losses recognized on our derivative instruments (in thousands):

	Amount of Gain/(Loss) Recognized in OCI
	Twelve Weeks Ended		Forty Weeks Ended
	July 5,	July 6,	July 5,	July 6,
	2009	2008	2009	2008

Derivatives in cash flow hedging relationship:
Interest rate swaps (Note 10)	$1,071	$3,919	$(1,363)	$(3,783)

	Location of	Amount of Gain/(Loss) Recognized in Income
	Gain/(Loss)	Twelve Weeks Ended		Forty Weeks Ended
	Recognized in	July 5,	July 6,	July 5,	July 6,
	Income	2009	2008	2009	2008

Derivatives not designated hedging instruments:
Natural gas contracts	Restaurant operating costs	$—	$—	$(544)	$—
During 2009 and 2008, our interest rate swaps had no hedge ineffectiveness and no gains or losses were reclassified into net earnings.

JACK IN THE BOX INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
4.	FAIR VALUE MEASUREMENTS
On September 29, 2008, we adopted the fair value provisions of SFAS 157, Fair Value Measurements, for our financial assets and liabilities and elected the deferral option for our nonfinancial assets and liabilities. The adoption of this Statement did not have a material impact on our condensed consolidated financial statements.
The following table presents the financial assets and liabilities measured at fair value on a recurring basis as of July 5, 2009 summarized by SFAS 157 valuation hierarchy (in thousands):

		Fair Value Measurements
		Quoted Prices
		in Active	Significant
		Markets for	Other	Significant
		Identical	Observable	Unobservable
	July 5,	Assets	Inputs	Inputs
	2009	(Level 1)	(Level 2)	(Level 3)

Interest rate swaps (1) (Note 3)	$6,021	$—	$6,021	$—
Non-qualified deferred compensation plan (2)	31,000	31,000	—	—

Total liabilities at fair value	$37,021	$31,000	$6,021	$—

(1)	We entered into interest rate swaps to reduce our exposure to rising interest rates on our variable debt. The fair value of our interest rate swaps are based upon valuation models as reported by our counterparties.

(2)	We maintain an unfunded defined contribution plan for key executives and other members of management excluded from participation in our qualified savings plan. The fair value of this obligation is based on the closing market prices of the participants’ elected investments.
The fair values of cash and cash equivalents, accounts and other receivables, accounts payable and accrued liabilities approximate their carrying amounts due to their short maturities. The fair values of each of our long-term debt instruments are based on quoted market values, where available, or on the amount of future cash flows associated with each instrument, discounted using our current borrowing rate for similar debt instruments of comparable maturity. The estimated fair values of our long-term debt at July 5, 2009 and September 28, 2008 approximate their carrying values.
5.	ACQUISITIONS
We account for the acquisition of franchised restaurants using the purchase method of accounting pursuant to SFAS 141, Business Combinations. During the quarter ended January 18, 2009, we acquired 22 Qdoba restaurants from franchisees for net consideration of $6.8 million. The total purchase was allocated to property and equipment, goodwill and other income.
6.	IMPAIRMENT CHARGES, RESTAURANT CLOSING AND OTHER
When events and circumstances indicate that our long-lived assets might be impaired, we recognize an impairment loss as the amount by which the carrying value exceeds the fair value of the assets. We typically estimate fair value based on the estimated discounted cash flows of the related asset. In 2009 and 2008, we recorded impairment charges of $6.2 million and $1.8 million, respectively, primarily related to the write-down of the carrying value of certain Jack in the Box and Qdoba restaurants we continue to operate. We also recognized accelerated depreciation and other costs on the disposition of property and equipment of $9.3 million and $13.0 million, respectively, primarily related to our restaurant re-image program, which includes a major renovation of our restaurant facilities, normal ongoing capital maintenance activities and, in 2008, a kitchen enhancement project.
These impairment charges, accelerated depreciation and other costs on the disposition of property and equipment are included in selling, general and administrative expenses in the accompanying condensed consolidated statements of earnings.

JACK IN THE BOX INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
Total accrued restaurant closing costs, included in accrued liabilities and other long-term liabilities, changed as follows during 2009 and 2008 (in thousands):

	Twelve Weeks Ended		Forty Weeks Ended
	July 5,	July 6,	July 5,	July 6,
	2009	2008	2009	2008

Balance at beginning of period	$4,504	$5,143	$4,712	$5,451
Additions and adjustments	287	272	766	671
Cash payments	(298)	(438)	(985)	(1,145)

Balance at end of period	$4,493	$4,977	$4,493	$4,977

Additions and adjustments primarily relate to revisions to certain sublease assumptions in 2009 and 2008, and the closure of one Jack in the Box restaurant in 2009 and two in 2008.
7.	INCOME TAXES
The income tax provisions reflect effective tax rates of 38.9% in 2009 and 37.8% in 2008. The final annual tax rate cannot be determined until the end of the fiscal year; therefore, the actual rate could differ from our current estimates.
At September 28, 2008, our gross unrecognized tax benefits associated with uncertain income tax positions were $4.2 million, of which $4.0 million, if recognized, would favorably affect the effective income tax rate. As of July 5, 2009, the gross unrecognized tax benefits decreased to $0.7 million, of which $0.6 million, if recognized, would favorably affect the effective income tax rate. The decrease in unrecognized tax benefit was due to the disallowance of a refund claim.
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
The federal statute of limitations for all tax years beginning with 2005 remain open at this time. The statutes of limitations for the states of California and Texas, where there could be a material impact, have not expired for tax years 1999 and forward and 2005 and forward, respectively. Generally, the statutes of limitations for the other state jurisdictions have not expired for tax years 2004 and forward.
8.	RETIREMENT PLANS
Defined benefit pension plans — We sponsor a defined benefit pension plan covering substantially all full-time employees. We also sponsor an unfunded supplemental executive retirement plan that is closed to new participants and provides certain employees additional pension benefits. Benefits under all plans are based on the employees’ years of service and compensation over defined periods of employment.
Postretirement healthcare plans — We also sponsor healthcare plans that provide postretirement medical benefits to certain employees who meet minimum age and service requirements. The plans are contributory, with retiree contributions adjusted annually, and contain other cost-sharing features such as deductibles and coinsurance.
Measurement date — On September 29, 2008, we adopted the measurement date provisions of SFAS 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans — an amendment of FASB Statements No. 87, 88, 106 and 132(R), using the alternative transition method based on a 15-month projection derived from plan asset and benefit obligation measurements as of June 30, 2008. Adoption of the measurement date provision will result in a reduction of $3.0 million to beginning retained earnings at the end of the fiscal year representing 3/15ths of the periodic benefit costs for the period June 30, 2008 to September 27, 2009. The remaining 12/15ths of the periodic benefit costs is being recognized during fiscal 2009.

JACK IN THE BOX INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
Net periodic benefit cost — The components of net periodic benefit cost were as follows (in thousands):

	Twelve Weeks Ended		Forty Weeks Ended
	July 5,	July 6,	July 5,	July 6,
	2009	2008	2009	2008

Defined benefit pension plans:
Service cost	$2,233	$2,592	$7,442	$8,639
Interest cost	4,213	3,944	14,042	13,147
Expected return on plan assets	(4,035)	(3,925)	(13,450)	(13,085)
Actuarial loss	104	347	347	1,157
Amortization of unrecognized prior service cost	191	208	639	695

Net periodic benefit cost	$2,706	$3,166	$9,020	$10,553

Postretirement health plans:
Service cost	$21	$51	$75	$171
Interest cost	277	271	923	904
Actuarial gain	(222)	(189)	(741)	(631)
Amortization of unrecognized prior service cost	43	43	142	142

Net periodic benefit cost	$119	$176	$399	$586

Cash flows — Our policy is to fund our plans at or above the minimum required by law. Details regarding 2009 contributions are as follows (in thousands):

	Defined Benefit	Postretirement
	Pension Plans	Health Plans (1)

Net contributions during the forty weeks ended July 5, 2009	$18,383	$657
Remaining estimated net contributions during fiscal 2009	$6,600	$200

(1)	Net of Medicare Part D subsidy.
9.	SHARE-BASED EMPLOYEE COMPENSATION
Compensation expense — We offer share-based compensation plans to attract, retain, and motivate key officers, non-employee directors, and employees to work toward the financial success of the Company. The components of share-based compensation expense recognized in each period are as follows (in thousands):

	Twelve Weeks Ended		Forty Weeks Ended
	July 5,	July 6,	July 5,	July 6,
	2009	2008	2009	2008

Stock options	$1,594	$1,441	$7,241	$4,916
Performance-vested stock awards	97	(442)	(1,162)	900
Nonvested stock awards	157	144	552	573
Nonvested stock units	48	—	80	—
Deferred compensation for non-management directors	68	53	215	192

Total share-based compensation expense	$1,964	$1,196	$6,926	$6,581

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
Nonvested stock units — In February 2009, the Board of Directors approved the issuance of a new type of stock award, nonvested stock units. Nonvested stock units will replace nonvested stock awards previously issued to certain executives under our share ownership guidelines. Our nonvested stock units vest upon retirement or termination based upon years of service as provided in the award agreements. These awards are amortized as compensation expense over the estimated vesting period based upon the fair value of our common stock on the award date. In February 2009, we granted 26,854 nonvested stock units at a grant date price of $23.27.

JACK IN THE BOX INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
10.	STOCKHOLDERS’ EQUITY

Repurchases of common stock — In November 2007, the Board approved a program to repurchase up to $200.0 million in shares of our common stock over three years expiring November 9, 2010. We repurchased 3.9 million shares at an aggregate cost of $100.0 million during the first three quarters of fiscal 2008. We did not repurchase any shares in the first three quarters of 2009 and, as of July 5, 2009, the total remaining amount authorized for repurchase was $100.0 million, subject to certain limitations under our credit facility.

Comprehensive income — Our total comprehensive income, net of taxes, was as follows (in thousands):

	Twelve Weeks Ended		Forty Weeks Ended
	July 5,	July 6,	July 5,	July 6,
	2009	2008	2009	2008

Net earnings	$19,558	$29,916	$77,816	$92,405

Net unrealized gains (losses) related to cash flow hedges (Note 3)	1,071	3,919	(1,363)	(3,783)
Tax effect	(410)	(1,500)	522	1,444

	661	2,419	(841)	(2,339)

Effect of amortization of unrecognized net actuarial gains and losses, and prior service cost	116	409	387	1,363
Tax effect	(44)	(157)	(148)	(601)

	72	252	239	762

Total comprehensive income	$20,291	$32,587	$77,214	$90,828

The components of accumulated other comprehensive loss, net of taxes, were as follows at the end of each period (in thousands):

	July 5,	September 28,
	2009	2008

Unrecognized periodic benefit costs, net of tax benefits of $10,372 and $10,520, respectively	$(16,731)	$(16,970)
Net unrealized losses related to cash flow hedges, net of tax benefits of $2,304 and $1,782, respectively	(3,716)	(2,875)

Accumulated other comprehensive loss	$(20,447)	$(19,845)

11.	AVERAGE SHARES OUTSTANDING
Our basic earnings per share calculation is computed based on the weighted-average number of common shares outstanding. Our diluted earnings per share calculation is computed based on the weighted-average number of common shares outstanding adjusted by the number of additional shares that would have been outstanding had the potentially dilutive common shares been issued. Potentially dilutive common shares include stock options, nonvested stock awards and units, non-management director stock equivalents and shares issuable under our employee stock purchase plan. Performance-vested stock awards are included in the average diluted shares outstanding each period if the performance criteria have been met at the end of the respective periods.
The following table reconciles basic weighted-average shares outstanding to diluted weighted-average shares outstanding (in thousands):

	Twelve Weeks Ended		Forty Weeks Ended
	July 5,	July 6,	July 5,	July 6,
	2009	2008	2009	2008

Weighted-average shares outstanding — basic	56,921	57,746	56,728	58,785
Effect of potentially dilutive securities:
Stock options	694	786	632	936
Nonvested stock awards	170	216	171	223
Performance-vested stock awards	190	19	166	19

Weighted-average shares outstanding — diluted	57,975	58,767	57,697	59,963

Excluded from diluted weighted-average shares outstanding:
Antidilutive	2,774	1,591	2,757	1,411
Performance conditions not satisfied at end of the period	98	324	122	324

JACK IN THE BOX INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
12.	VARIABLE INTEREST ENTITIES
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
The following table reflects the assets and liabilities of these VIEs that were included in our condensed consolidated balance sheet at July 5, 2009 (in thousands):

	Jack in the Box	Qdoba

Cash	$—	$1,445
Accounts receivable	—	59
Prepaid assets	3,533	19
Other	—	6

Total assets	$3,533	$1,529

Accounts payable	$—	$129
Accrued liabilities	13,989	1,400

Total liabilities	$13,989	$1,529

13.	CONTINGENCIES AND LEGAL MATTERS
Legal matters — We are subject to normal and routine litigation. In the opinion of management, based in part on the advice of legal counsel, the ultimate liability from all pending legal proceedings, asserted legal claims and known potential legal claims should not materially affect our operating results, financial position or liquidity.
14.	SEGMENT REPORTING
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
We measure and evaluate our segments based on segment earnings from operations. Summarized financial information concerning our reportable segments follows (in thousands):

	Twelve Weeks Ended		Forty Weeks Ended
	July 5,	July 6,	July 5,	July 6,
	2009	2008	2009	2008

Revenues by segment:
Jack in the Box restaurant operations	$467,888	$497,422	$1,592,091	$1,661,276
Qdoba restaurant operations	35,300	29,061	107,198	88,201
Distribution operations	72,534	65,380	231,517	207,417

Consolidated revenues	$575,722	$591,863	$1,930,806	$1,956,894

Earnings from operations by segment:
Jack in the Box restaurant operations	$53,759	$50,271	$154,891	$160,299
Qdoba restaurant operations	3,117	3,574	7,700	8,008
Distribution operations	243	387	2,014	1,277

Consolidated earnings from operations	$57,119	$54,232	$164,605	$169,584

Interest income and expense and income taxes are not reported for our segments, in accordance with our method of internal reporting.

JACK IN THE BOX INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
15.	SUPPLEMENTAL CONSOLIDATED CASH FLOW INFORMATION
Additional information related to cash flows is as follows (in thousands):

	Forty Weeks Ended
	July 5,	July 6,
	2009	2008

Cash paid during the year for:
Interest, net of amounts capitalized	$21,979	$23,102
Income tax payments	$57,787	$47,843
16.	FUTURE APPLICATION OF ACCOUNTING PRINCIPLES
In September 2006, the FASB issued SFAS 157, Fair Value Measurements. SFAS 157 clarifies the definition of fair value, describes methods used to appropriately measure fair value, and expands fair value disclosure requirements. This statement applies under other accounting pronouncements that currently require or permit fair value measurements and is effective for fiscal years beginning after November 15, 2007, and interim periods within those years. We adopted the provisions of SFAS 157 for our financial assets and liabilities and have elected to defer adoption for our nonfinancial assets and liabilities until fiscal year 2010. We are currently in the process of assessing the impact that SFAS 157 may have on our consolidated financial statements related to our nonfinancial assets and liabilities.
In December 2008, the FASB issued FASB Staff Position FAS 132(R)-1 (“FSP FAS 132(R)-1”), Employers’ Disclosures about Postretirement Benefit Plan Assets, which expands the disclosure requirements about plan assets for pension plans, postretirement medical plans, and other funded postretirement plans. This FSP is effective for fiscal years ending after December 15, 2009. We are currently in the process of assessing the impact that FSP FAS 132(R)-1 may have on the disclosures in our consolidated financial statements.
In June 2009, the FASB issued SFAS 167, Amendments to FASB Interpretation No. 46 (R). SFAS 167 changes the approach for determining which enterprise has a controlling financial interest in variable interest entity and requires more frequent reassessments of whether an enterprise is a primary beneficiary. This statement is effective for annual periods beginning after November 15, 2009. We are currently in the process of assessing the impact that SFAS 167 may have on our consolidated financial statements.
In June 2009, the FASB issued SFAS 168, The FASB Accounting Standard Codification and the Hierarchy of the Generally Accepted Accounting Principles — a replacement of SFAS No. 162, to become the source of authoritative U.S. generally accepted accounting principles recognized by the FASB to be applied by nongovernmental entities. SFAS 168 is effective for financial statements issued for interim and annual periods ending after September 15, 2009. We do not believe the adoption of SFAS 168 will have a material impact on our consolidated financial statements.
Other accounting standards that have been issued or proposed by the FASB or other standards-setting bodies that do not require adoption until a future date are not expected to have a material impact on our consolidated financial statements upon adoption.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
GENERAL
     All comparisons between 2009 and 2008 refer to the 12-week (“quarter”) and 40-week (“year-to-date”) periods ended July 5, 2009 and July 6, 2008, respectively, unless otherwise indicated.
     For an understanding of the significant factors that influenced our performance during the quarterly periods ended July 5, 2009 and July 6, 2008, we believe our Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) should be read in conjunction with the Condensed Consolidated Financial Statements and related Notes included in this Quarterly Report as indexed on page two.
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
OVERVIEW
     As of July 5, 2009, Jack in the Box Inc. (the “Company”) operated and franchised 2,199 Jack in the Box quick-service restaurants (“QSR”), primarily in the western and southern United States, and 491 Qdoba Mexican Grill (“Qdoba”) fast-casual restaurants throughout the United States.
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

The following summarizes the most significant events occurring in fiscal 2009:
•	Restaurant Sales. Sales at Jack in the Box company-operated restaurants open more than one year (“same-store”) increased 0.5% year-to-date on top of a 0.4% increase a year ago. In the quarter, same-store sales decreased 1.0% compared with a 0.4% decrease a year ago. Sales during the quarter started off strong but deteriorated significantly near the end of the quarter. System same-store sales at Qdoba restaurants decreased 2.0% year-to-date compared with a year ago as the macroeconomic environment continued to affect consumer spending at restaurants with higher check averages.
•	Commodity Costs. Our business has been impacted by pressures from higher commodity costs, which have increased approximately 3.9% year-to-date over last year. However, as expected, commodity costs have moderated and were approximately 0.8% lower than last year in the quarter. Looking forward, we expect overall commodity costs to continue to moderate, with a fiscal year increase of approximately 2.0%.
•	New Market Expansion. We opened 49 new Jack in the Box restaurants and continued expanding into new contiguous markets. Along with opening our first company-operated restaurant in Victoria, Texas, franchisees opened the first Jack in the Box restaurants in Albuquerque, New Mexico; Colorado Springs, Colorado and Wichita Falls, Texas. Qdoba franchisees have also entered into new markets in Delaware and Minnesota during 2009 and Qdoba now has a presence in 42 states.
•	Re-Image Program. We continued to execute our strategic initiative to reinvent the Jack in the Box brand, which includes comprehensive enhancements to our restaurant facilities. As of July 5, 2009, approximately 45% of all Jack in the Box restaurants were fully re-imaged, including new construction, that feature all interior and exterior elements of the program. As we stated in November, we have accelerated the system-wide completion of exterior elements of this program and expect to be substantially completed with this phase by the end of fiscal 2009. Exterior enhancements, including new paint schemes, lighting and landscaping, are now installed at nearly 70% of the Jack in the Box system.
•	Franchising Program. We continued on pace executing our strategic initiative to expand franchising through new restaurant development and sales of company-operated restaurants to franchisees, despite tight credit markets. We refranchised 98 Jack in the Box restaurants, and Qdoba and Jack in the Box franchisees opened 41 restaurants in 2009. At July 5, 2009, approximately 42% of our Jack in the Box restaurants were franchised. We expect to refranchise approximately 150 Jack in the Box restaurants in 2009 and remain on track to achieve our long-term goal to increase the percentage of franchise ownership in the Jack in the Box system to 70%-80% by the end of fiscal 2013.

RESULTS OF OPERATIONS
     The following table sets forth, unless otherwise indicated, the percentage relationship to total revenues of certain items included in our condensed consolidated statements of earnings:

	Twelve Weeks Ended		Forty Weeks Ended
	July 5,	July 6,	July 5,	July 6,
	2009	2008	2009	2008

Statement of Earnings Data:
Revenues:
Restaurant sales	79.5%	82.7%	80.5%	83.2%
Distribution sales	12.6%	11.0%	12.0%	10.6%
Franchised restaurant revenues	7.9%	6.3%	7.5%	6.2%

Total revenues	100.0%	100.0%	100.0%	100.0%

Operating costs and expenses:
Restaurant costs of sales (1)	31.5%	33.2%	32.7%	33.0%
Restaurant operating costs (1)	50.1%	50.1%	51.0%	50.2%
Distribution costs of sales (1)	99.9%	99.3%	99.4%	99.4%
Franchised restaurant costs (1)	41.6%	41.1%	40.5%	40.4%
Selling, general and administrative expenses	10.9%	11.0%	11.4%	11.3%
Gains on sale of company-operated restaurants, net	(1.5%)	(2.6%)	(2.3%)	(2.2%)
Earnings from operations	9.9%	9.2%	8.5%	8.7%

Income tax rate (2)	37.7%	38.9%	38.9%	37.8%

(1)	As a percentage of the related sales and/or revenues.

(2)	As a percentage of earnings from continuing operations and before income taxes.
     The following table summarizes the changes in the number of Jack in the Box and Qdoba company-operated and franchised restaurants:

	Forty Weeks Ended July 5, 2009			Forty Weeks Ended July 6, 2008
	Company	Franchised	Total	Company	Franchised	Total

Jack in the Box:
Beginning of period	1,346	812	2,158	1,436	696	2,132
New	35	14	49	13	10	23
Franchised	(98)	98	—	(68)	68	—
Closed	(5)	(3)	(8)	(3)	(4)	(7)

End of period	1,278	921	2,199	1,378	770	2,148

% of system	58%	42%	100%	64%	36%	100%
Qdoba:
Beginning of period	111	343	454	90	305	395
New	14	27	41	9	43	52
Acquired	22	(22)	—	—	—	—
Closed	—	(4)	(4)	—	(9)	(9)

End of period	147	344	491	99	339	438

% of system	30%	70%	100%	23%	77%	100%
Consolidated:

Total system	1,425	1,265	2,690	1,477	1,109	2,586

% of system	53%	47%	100%	57%	43%	100%
Revenues
     Company-operated restaurant sales decreased $31.6 million, or 6.5%, in the quarter and $73.2 million, or 4.5%, year-to-date primarily due to a decrease in the number of Jack in the Box company-operated restaurants and, to a lesser extent, declines in same-store sales at Jack in the Box restaurants in the quarter and Qdoba restaurants in both periods. These decreases were partially offset by an increase in the number of Qdoba company-operated restaurants. Same-store sales at Jack in the Box company-operated restaurants decreased 1.0% in the quarter and increased 0.5%

year-to-date compared with a year ago, and include effective price increases of 3.3% taken during the year. System same-store sales at Qdoba decreased 2.8% in the quarter and 2.0% year-to-date.
     Distribution sales to Jack in the Box and Qdoba franchisees grew $7.2 million in the quarter and $24.1 million year-to-date from a year ago to $72.5 million and $231.5 million, respectively, primarily reflecting an increase in the number of franchised restaurants serviced by our distribution centers, partially offset by lower per-store-average unit volumes.
     Franchised restaurant revenues include royalties, rents and fees from restaurants operated by franchisees. Franchised restaurant revenues increased $8.3 million in the quarter and $23.0 million year-to-date due primarily to an increase in the number of franchised restaurants. The number of franchised restaurants increased to 1,265 at the end of the quarter from 1,109 last year, reflecting the franchising of Jack in the Box company-operated restaurants and new restaurant development by Qdoba and Jack in the Box franchisees.
Operating Costs and Expenses
     Restaurant costs of sales, which include food and packaging costs, decreased 180 basis points in the quarter and 30 basis points year-to-date to 31.5% and 32.7% of restaurant sales. In 2009, the benefit of selling price increases, favorable product mix changes and margin improvement initiatives contributed to the percent of sales decline compared with a year ago. Lower commodity costs also contributed to the percentage decline in the quarter, however, year-to-date commodities remained higher than last year.
     In the quarter, restaurant operating costs were 50.1% of restaurant sales in both years and 51.0% and 50.2%, respectively, year-to-date. Improvements in labor and utilities expense were offset by higher depreciation resulting from the kitchen enhancements completed in fiscal 2008 and the ongoing re-image program at Jack in the Box. Higher rent and depreciation related to new restaurant development and sales deleverage at Qdoba in both periods and Jack in the Box in the quarter also impacted the restaurant operating costs percentage comparison with a year ago.
     Costs of distribution sales increased $7.6 million and $23.8 million, respectively, from last year primarily reflecting an increase in the related sales. As a percentage of distribution sales, these costs increased to 99.9% in the quarter compared with 99.3% a year ago due primarily to costs incurred in connection with outsourcing our distribution transportation services. Year-to-date, costs of distribution sales were 99.4% of the related sales in both years.
     Franchised restaurant costs, principally rents and depreciation on properties leased to Jack in the Box franchisees, increased $3.7 million and $9.5 million, respectively, to $19.0 million and $58.7 million in 2009. As a percentage of franchised restaurant revenues, franchised restaurant costs increased to 41.6% in the quarter from 41.1% a year ago and to 40.5% year-to-date from 40.4% in 2008. These increases are due primarily to an increase in the number and mix of Jack in the Box franchised restaurants. We lease or sublease restaurants to many Jack in the Box franchisees in connection with our refranchising activities. The franchised restaurant costs percent of revenues rate is impacted by the specific sales and underlying leases of the franchised restaurants.
     In the quarter, selling, general and administrative expenses (“SG&A”) improved to 10.9% of revenues compared with 11.0% a year ago as positive mark-to-market adjustments on investments supporting our non-qualified retirement plans substantially offset impairment charges and higher pre-opening costs. Year-to-date, SG&A increased to 11.4% of revenues in 2009 versus 11.3% a year ago due to primarily to an increase in impairment charges and higher pre-opening costs related to the opening of 35 Jack in the Box restaurants in 2009 versus 13 last year. These increases were partially offset by a reduction in facility charges related to the on-going Jack in the Box re-image program and kitchen enhancement project completed in 2008, a decline in incentive compensation and lower costs attributable to our franchising strategy and process improvement initiatives.
     Gains on the sale of company-operated restaurants to franchisees, net were $8.7 million in the quarter and $44.3 million year-to-date. Gains were $11.1 million and $44.3 million, respectively, from the sale of 23 and 98 Jack in the Box restaurants in 2009 compared with $15.2 million and $43.2 million from the sale of 17 and 68 Jack in the Box restaurants in 2008. Partially offsetting these gains was a loss of $2.4 million relating to the expected sale of a lower performing Jack in the Box market, which is antcipated to be completed by the end of the calendar year. The change in gains each period relates to the number of restaurants sold and the specific sales and cash flows of those restaurants.
Interest Expense
     Interest expense decreased $1.4 million and $4.1 million, respectively, compared with last year to $4.6 million in the quarter and $17.8 million year-to-date due primarily to lower average interest rates partially offset by higher average borrowings compared to a year ago.

Interest Income
     Interest income increased $0.2 million in the quarter and $0.8 million year-to-date compared with last year primarily reflecting interest earned on notes receivable from franchisees.
Income Taxes
     The income tax provisions reflect effective tax rates of 38.9% in 2009 and 37.8% in 2008. The higher tax rate is largely attributable to market performance of insurance investment products used to fund certain non-qualified retirement plans. Changes in the cash value of the insurance products are not included in taxable income. We expect the fiscal year tax rate to be approximately 39%. The final annual tax rate cannot be determined until the end of the fiscal year; therefore, the actual rate could differ from our current estimates.
Earnings and Earnings per Share from Continuing Operations
     Earnings from continuing operations were $32.9 million, or $0.57 per diluted share, in the quarter compared to $29.5 million, or $0.50 per diluted share, in 2008. Year-to-date, earnings from continuing operations were $90.4 million, or $1.57 per diluted share, compared to $92.1 million, or $1.54 per diluted share, in 2008.
Earnings (Losses) from Discontinued Operations
     As described in Note 2, Discontinued Operations, in the notes to the condensed consolidated financial statements, Quick Stuff’s results of operations have been reported as discontinued operations. In 2009, losses from discontinued operations, net were $13.3 million in the quarter and $12.6 million year-to-date compared to earnings of $0.4 million and $0.3 million, respectively, in 2008. In the quarter, we recorded a loss on the disposition of Quick Stuff of $14.1 million, net of taxes.
LIQUIDITY AND CAPITAL RESOURCES
     General. Our primary sources of short-term and long-term liquidity are expected to be cash flows from operations, the revolving bank credit facility, the sale of company-operated restaurants to franchisees and the sale and leaseback of certain restaurant properties.
     Our cash requirements consist principally of:
•	working capital;
•	capital expenditures for new restaurant construction and restaurant renovations;
•	income tax payments;
•	debt service requirements; and
•	obligations related to our benefit plans.
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
     Cash and cash equivalents decreased $35.7 million to $12.2 million at the end of the quarter from $47.9 million at the beginning of the fiscal year. This decrease is primarily due to property and equipment expenditures and net repayments under our revolving credit facility. These uses of cash were offset in part by cash flows provided by operating activities, proceeds from the sale of restaurants to franchisees and collections of notes receivable. We generally reinvest available cash flows from operations to develop new restaurants or enhance existing restaurants, to reduce debt and to repurchase shares of our common stock.

     Cash Flows. The table below summarizes our cash flows from operating, investing and financing activities for the 40-weeks ended July 5, 2009 and July 6, 2008 (in thousands).

	Forty Weeks Ended
	July 5,	July 6,
	2009	2008
Total cash provided by (used in):
Operating activities	$115,056	$109,321
Investing activities	(84,236)	(72,363)
Financing activities	(66,551)	(38,190)

Decrease in cash and cash equivalents	$(35,731)	$(1,232)

     Operating Activities. In 2009, operating cash flows increased $5.7 million compared with a year ago primarily due to changes in working capital related to the timing of cash receipts and disbursements.
     Qualified Pension Plan. As of June 30, 2008, the fair value of our qualified pension plan assets exceeded our projected benefit obligation by approximately $17 million. The fair value of the Company’s qualified pension plan assets declined approximately 15% from June 30, 2008 (our last measurement date) to June 30, 2009. Based on the funding status of the plan as of our last measurement date, we are not required to make a minimum contribution in 2009, however, we currently expect to make voluntary contributions of approximately $22.5 million during the fiscal year.
     Investing Activities. Cash flows used in investing activities increased $11.9 million in 2009 compared with a year ago. This increase is primarily due to an increase in spending for new sites that we plan to sell and leaseback when construction is complete, higher spending for purchases of property and equipment and cash used to acquire franchise-operated restaurants in 2009 offset in part by an increase in collections on notes receivable.
     Capital Expenditures. Our capital expenditure program includes, among other things, investments in new locations, restaurant remodeling, new equipment and information technology enhancements. We used cash of $120.5 million for purchases of property and equipment in 2009 compared with $113.0 million in 2008. The slight increase in capital expenditures primarily relates to the development of 49 Jack in the Box and Qdoba company-operated restaurants versus 22 last year, offset by lower spending related to our reimage program and a kitchen enhancement project completed in the prior year.
     In fiscal 2009, capital expenditures are expected to be approximately $175 million, including investment costs related to the Jack in the Box restaurant re-image program. We plan to open approximately 40 Jack in the Box and 25 Qdoba company-operated restaurants in 2009.
     Sale of Company-Operated Restaurants. We have continued our strategy of selling Jack in the Box company-operated restaurants to franchisees. In 2009, we generated cash proceeds and notes receivable of $49.4 million from the sale of 98 restaurants compared with $53.9 million from the sale of 68 restaurants in 2008. In fiscal year 2009, we expect total proceeds of $90-$95 million from the sale of approximately 150 company-operated restaurants to franchisees.
     In the fourth quarter of fiscal 2008 and in 2009, we provided bridge and mezzanine financing for certain franchising transactions. The $20 million in notes receivable at the end of fiscal 2008 related to temporary financing was fully repaid in 2009. As of July 5, 2009, notes receivable related to refranchising transactions were $12.3 million.
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
     Financing Activities. Cash used in financing activities increased $28.4 million compared with a year ago primarily attributable to cash used in 2009 for the repayment of borrowings under our revolving credit facility.
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
     Debt Covenants. We are also subject to a number of covenants under our credit facility, including limitations on additional borrowings, acquisitions, loans to franchisees, capital expenditures, lease commitments, stock repurchases and dividend payments, as well as requirements to maintain certain financial ratios, cash flows and net worth. As of July 5, 2009, we complied with all debt covenants and the terms of our credit facility.
     Interest Rate Swaps. To reduce our exposure to rising interest rates under our credit facility, we entered into two interest rate swaps that effectively converted $200.0 million of our variable rate term loan borrowings to a fixed-rate basis until April 1, 2010. These agreements have been designated as cash flow hedges under the terms of SFAS 133, Accounting for Derivative Instruments and Hedging Activities, with effectiveness assessed on changes in the present value of the term loan interest payments. There was no hedge ineffectiveness in 2009 or 2008. Accordingly, changes in the fair value of the interest rate swap contracts were recorded, net of taxes, as a component of accumulated other comprehensive loss in the Company’s condensed consolidated balance sheets at the end of each period.
     Debt Outstanding. Total debt outstanding decreased to $455.5 million at the end of the quarter from $518.6 million at the beginning of the fiscal year due to our repayment of borrowings under our revolving credit facility. Current maturities of long-term debt increased $34.0 million due primarily to scheduled term loan principal payments. At July 5, 2009, we had borrowings under the revolving credit facility of $30.0 million, $415.0 million outstanding under the term loan and letters of credit outstanding of $35.5 million.
     Repurchases of Common Stock. In November 2007, the Board approved a program to repurchase up to $200.0 million in shares of our common stock over three years expiring November 9, 2010. We repurchased 3.9 million shares at an aggregate cost of $100.0 million during the first three quarters of fiscal 2008. We did not repurchase any shares in the first three quarters of 2009, and as of July 5, 2009, the total remaining amount authorized for repurchase was $100.0 million, subject to certain limitations under our credit facility.
     Share-based Compensation. Proceeds from the issuance of common stock decreased $4.0 million in 2009 reflecting a decline in the exercise of employee stock options compared with 2008, which also resulted in a corresponding decrease in tax benefits from share based compensation. As options granted are exercised, the Company will continue to receive proceeds and a tax deduction, but the amount and the timing of these cash flows cannot be reliably predicted as option holders’ decisions to exercise options will be largely driven by movements in the Company’s stock price.
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
     Share-based Compensation — We account for share-based compensation in accordance with SFAS 123 (revised 2004), Share-Based Payment (“123R”). Under the provisions of SFAS 123R, share-based compensation cost is estimated at the grant date based on the award’s fair-value as calculated by an option pricing model and is recognized as expense ratably over the requisite service period. The option pricing models require various highly judgmental assumptions including volatility, forfeiture rates, and expected option life. If any of the assumptions used in the model change significantly, share-based compensation expense may differ materially in the future from that recorded in the current or prior periods.
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
NEW ACCOUNTING PRONOUNCEMENTS
     In September 2006, the FASB issued SFAS 157, Fair Value Measurements. SFAS 157 clarifies the definition of fair value, describes methods used to appropriately measure fair value, and expands fair value disclosure requirements. This statement applies under other accounting pronouncements that currently require or permit fair value measurements and is effective for fiscal years beginning after November 15, 2007, and interim periods within those years. We adopted the provisions of SFAS 157 for our financial assets and liabilities and have elected to defer adoption for our nonfinancial assets and liabilities until fiscal year 2010. We are currently in the process of assessing the impact that SFAS 157 may have on our consolidated financial statements related to our nonfinancial assets and liabilities.

     In December 2008, the FASB issued FASB Staff Position FAS 132(R)-1 (“FSP FAS 132(R)-1”), Employers’ Disclosures about Postretirement Benefit Plan Assets, which expands the disclosure requirements about plan assets for pension plans, postretirement medical plans, and other funded postretirement plans. This FSP is effective for fiscal years ending after December 15, 2009. We are currently in the process of assessing the impact that FSP FAS 132(R)-1 may have on the disclosures in our consolidated financial statements.
     In June 2009, the FASB issued SFAS 167, Amendments to FASB Interpretation No. 46 (R). SFAS 167 changes the approach for determining which enterprise has a controlling financial interest in variable interest entity and requires more frequent reassessments of whether an enterprise is a primary beneficiary. This statement is effective for annual periods beginning after November 15, 2009. We are currently in the process of assessing the impact that SFAS 167 may have on our consolidated financial statements.
     In June 2009, the FASB issued SFAS 168, The FASB Accounting Standard Codification and the Hierarchy of the Generally Accepted Accounting Principles – a replacement of SFAS No. 162, to become the source of authoritative U.S. generally accepted accounting principles recognized by the FASB to be applied by nongovernmental entities. SFAS 168 is effective for financial statements issued for interim and annual periods ending after September 15, 2009. We do not believe the adoption of SFAS 168 will have a material impact on our consolidated financial statements.
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
     Our primary exposure to risks relating to financial instruments is changes in interest rates. Our credit facility, which is comprised of a revolving credit facility and a term loan, bears interest at an annual rate equal to the prime rate or LIBOR plus an applicable margin based on a financial leverage ratio. As of July 5, 2009, the applicable margin for the LIBOR-based revolving loans and term loan was set at 1.125%.
     We use interest rate swap agreements to reduce exposure to interest rate fluctuations. At July 5, 2009, we had two interest rate swap agreements having an aggregate notional amount of $200.0 million expiring April 1, 2010. These agreements effectively convert a portion of our variable rate bank debt to fixed-rate debt and have an average pay rate of 4.875%, yielding a fixed-rate of 6.00% including the term loan’s applicable margin of 1.125%.
     A hypothetical 100 basis point increase in short-term interest rates, based on the outstanding unhedged balance of our revolving credit facility and term loan at July 5, 2009 would result in an estimated increase of $2.5 million in annual interest expense.
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
     We are also exposed to the impact of commodity and utility price fluctuations related to unpredictable factors such as weather and various other market conditions outside our control. Our ability to recover increased costs through higher prices is limited by the competitive environment in which we operate. From time to time, we enter into futures and option contracts to manage these fluctuations. At July 5, 2009, we had no natural gas swap agreements in place.

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
     Stock Repurchases. In November 2007, the Board approved a program to repurchase up to $200.0 million in shares of our common stock over three years expiring November 9, 2010. As of July 5, 2009, the total remaining amount authorized for repurchase was $100.0 million.

ITEM 6.	EXHIBITS

Number	Description
3.1	Restated Certificate of Incorporation, as amended, which is incorporated herein by reference from the registrant’s Annual Report on Form 8-K dated September 24, 2007.

3.1.1	Certificate of Amendment of Restated Certificate of Incorporation, which is incorporated herein by reference from the registrant’s Current Report on Form 10-K dated September 21, 2007.

3.2	Amended and Restated Bylaws, which are incorporated herein by reference from the registrant’s Current Report on Form 8-K dated July 30, 2009.

10.6*	Amended and Restated Supplemental Executive Retirement Plan, which is incorporated herein by reference from the registrant’s Quarterly Report on Form 10-Q for the quarter ended January 18, 2009.

10.13*	Amended and Restated Executive Deferred Compensation Plan, which is incorporated herein by reference from the registrant’s Quarterly Report on Form 10-Q for the quarter ended January 18, 2009.

10.16.1*	Form of Restricted Stock Award for officers and certain members of management under the 2004 Stock Incentive Plan.

10.16.1(a)*	Form of Restricted Stock Award for executives of Qdoba Restaurant Corporation under the 2004 Stock Incentive Plan.

10.16.2*	Form of Stock Option Award under the 2004 Stock Incentive Plan.

10.16.2(a)*	Form of Stock Option Award for officers of Qdoba Restaurant Corporation under the 2004 Stock Incentive Plan.

10.16.4*	Form of Restricted Stock Unit Award Agreement for officers and certain members of management under the 2004 Stock Incentive Plan, which is incorporated herein by reference from the registrant’s Quarterly Report on Form 10-Q for the quarter ended April 12, 2009.

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Management contract or compensatory plan
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

Date: August 4, 2009