Form 10-Q/A
period 2009-07-05
JACK IN THE BOX INC /NEW/
filed 2009-08-26
CIK 807882

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q/A
Amendment No. 1
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
Yes ☐     No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.
Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐     No ☑
Number of shares of common stock, $.01 par value, outstanding as of the close of business July 31, 2009—57,224,954.

EXPLANATORY NOTE
This Amendment No. 1 to the Jack in the Box Inc. Quarterly Report on Form 10-Q for the quarter ended July 5, 2009 is being filed solely to correct the number of shares of common stock outstanding as of the close of business July 31, 2009 reported on the cover of the document. The number of shares furnished in the original filing inadvertently included shares held in Treasury. We are not amending any other part of the original Form 10-Q filed on August 5, 2009.
ITEM 6. EXHIBITS

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
Date: August 25, 2009