Form 10-K
period 2009-09-27
JACK IN THE BOX INC /NEW/
filed 2009-11-20
CIK 807882

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE FISCAL YEAR ENDED SEPTEMBER 27, 2009

COMMISSION FILE NUMBER 1-9390

JACK IN THE BOX INC.
(Exact name of registrant as specified in its charter)

Delaware (State of Incorporation)	95-2698708 (I.R.S. Employer Identification No.)

9330 Balboa Avenue, San Diego, CA	92123 (Zip Code)
(Address of principal executive offices)

Registrant’s telephone number, including area code
(858) 571-2121

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on Which Registered
Common Stock, $.01 par value	NASDAQ

Securities registered pursuant to Section 12(g) of the Act:
None

Indicate by check mark whether the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes ☑     No ☐

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act.  Yes ☐     No ☑

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☑     No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 and Regulations S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☐     No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐     No ☑

The aggregate market value of the common stock held by non-affiliates of the registrant, computed by reference to the closing price reported in the NASDAQ — Composite Transactions as of April 12, 2009, was approximately $1,457.4 million.

Number of shares of common stock, $.01 par value, outstanding as of the close of business November 12, 2009 — 57,291,586.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Proxy Statement to be filed with the Securities and Exchange Commission in connection with the 2010 Annual Meeting of Stockholders are incorporated by reference into Part III hereof.

JACK IN THE BOX INC.

PART I

ITEM 1.	BUSINESS

The Company

Overview.  Jack in the Box Inc. (the “Company”), based in San Diego, California, operates and franchises more than 2,700 Jack in the Box® quick-service restaurants (“QSR”) and Qdoba Mexican Grill® fast-casual restaurants. In fiscal 2009, we generated total revenues from continuing operations of $2.5 billion. References to the Company throughout this Annual Report on Form 10-K are made using the first person notations of “we,” “us” and “our.”

Jack in the Box — The first Jack in the Box restaurant, which offered only drive-thru service, opened in 1951. Jack in the Box is one of the nation’s largest hamburger chains, and based on the number of units, is the second or third largest QSR hamburger chain in most of our major markets. As of the end of our fiscal year on September 27, 2009, the Jack in the Box system included 2,212 restaurants in 18 states, of which 1,190 were company-operated and 1,022 were franchise-operated.

Qdoba Mexican Grill — To supplement our core growth and balance the risk associated with growing solely in the highly competitive hamburger segment of the QSR industry, in January 2003, we acquired Qdoba Restaurant Corporation, operator and franchisor of Qdoba Mexican Grill. As of September 27, 2009, the Qdoba system included 510 restaurants in 42 states, as well as the District of Columbia, of which 157 were company-operated and 353 were franchise-operated. In recent years, Qdoba has emerged as a leader in the fast-casual segment of the restaurant industry.

Discontinued Operations — We had also operated a proprietary chain of 61 convenience stores and fuel stations called Quick Stuff®, which were each adjacent to a Jack in the Box restaurant. In the fourth quarter of 2008, our Board of Directors approved a plan to sell Quick Stuff and we completed the disposition in the fourth quarter of 2009. Refer to Note 2, Discontinued Operations, in the notes to the consolidated financial statements for more information.

Strategic Plan.  Our Company vision of being a national restaurant company is supported by four key strategic initiatives: (i) reinvent the Jack in the Box brand, (ii) expand franchising operations, (iii) improve the business model, and (iv) grow Jack in the Box and Qdoba Mexican Grill.

Strategic Plan — Brand Reinvention.  We believe that reinventing the Jack in the Box brand by focusing on the following three initiatives will differentiate us from our competition by offering our guests a better restaurant experience than typically found in the QSR segment:

•	Menu Innovation. We believe that menu innovation and our use of high-quality ingredients will further differentiate Jack in the Box from competitors, strengthen our brand and appeal to a broader base of consumers. In recent years, we have successfully leveraged premium ingredients like sirloin and artisan breads in launching new products unique to our segment of the restaurant industry. In fiscal 2009, we introduced several new menu items and new product platforms, including our chicken and beef Teriyaki Bowls, Mini Sirloin Burgers and Mini Buffalo Ranch Chicken Sandwiches, Flavored Teas and two new varieties of our Real Fruit Smoothies. We also introduced two products featuring a homestyle chicken fillet: a Homestyle Ranch Chicken Club and Breakfast Homestyle Chicken Biscuit. We further enhanced our line of breakfast products with a Chorizo Sausage Burrito and added two new side items, Mini Churros and Taco Nachos. Looking ahead, we have numerous products in various stages of development and test as we continue to innovate and enhance our menu as a means to further differentiate Jack in the Box from other QSR chains.

•	Service. A second major initiative of brand reinvention is to improve the level and consistency of guest service at our restaurants. Our investment in employee training to reinforce six key tenets of guest service (quality food, a clean environment, friendly employees, order accuracy, a hassle-free experience and speed of service) has resulted in significant improvement in guest-satisfaction scores, which increased steadily throughout the year to a substantially higher level than fiscal 2008. We believe that our all-time low levels of employee turnover at our restaurants also contributed to the higher guest-service scores. In recent years, we introduced several internal service programs to help us improve employee retention and productivity at our restaurants, while also attracting higher-quality applicants for team-member positions. These initiatives include access to affordable healthcare for our employees meeting certain requirements, an ESL (English-as-a-second-language) program for our Spanish-speaking team members, and computer-based training in all of our restaurants. Additionally, we are leveraging new technologies to improve service and guest satisfaction, such as self-serve kiosks installed at certain Jack in the Box locations, which offer guests an alternative method of ordering inside a restaurant. At fiscal year end, kiosks were installed in more than 200 company and franchised restaurants, and over time, we plan to add them to additional restaurants where the frequency of use is expected to be highest. Our kiosk transactions have higher check averages than orders processed at the service counters, partially due to our ability to customize messaging to prompt add-on items.

•	Environment. The third element of brand reinvention is the major renovation of our restaurants with a comprehensive re-image of the facilities, including a complete redesign of the dining room and common areas, as well as other exterior enhancements such as new paint schemes, lighting and landscaping. Approximately 46% of the Jack in the Box system now features all interior and exterior elements of our re-image program, which enables us to portray a more cohesive and consistent brand image to our guests. In 2009, we accelerated and substantially completed the exterior enhancements throughout the Jack in the Box system and will now focus on re-imaging restaurant interiors, including franchise locations, which we expect to complete system-wide by the end of fiscal year 2012. In fiscal 2009, we opened 63 of our newest restaurant prototype, which distinguishes Jack in the Box from our competitors through innovative architectural elements and a flexible kitchen design that can accommodate future menu offerings while maximizing productivity and throughput. Several energy-efficient and environmentally friendly amenities are standard in our new prototype, including tankless water heaters and water-saving utilities, while solar lighting tubes, energy management systems, synthetic turf and LED lighting are currently in test at several locations. In 2009, we also unveiled a new logo that sends a clear signal to consumers that today’s Jack in the Box is not the Jack of the past. The new logo, which is infused with the personality of our iconic founder, Jack, now appears on packaging, uniforms and in our advertising. Restaurant signage is expected to be rolled out over the next three to five years.

Strategic Plan — Expand Franchising Operations.  Our second strategic initiative is to continue expanding our franchising operations to generate higher margins and returns for the Company while creating a business model that is less capital intensive and not as susceptible to cost fluctuations. Through the sale of 194 company-operated Jack in the Box restaurants to franchisees and development of 21 new franchised restaurants, we increased franchise ownership of the Jack in the Box system to approximately 46% at fiscal year end from approximately 38% at the end of fiscal 2008. We remain on track with our long-term goal to increase franchise ownership to approximately 70-80% of the system by the end of fiscal 2013. We also executed development agreements with several franchisees to further expand the Jack in the Box brand in new and existing markets in 2010 and beyond. The Qdoba system is predominantly franchised, and we anticipate that future growth will continue to be mostly franchised. In fiscal 2009, Qdoba franchisees opened 38 restaurants in existing and new markets.

Strategic Plan — Improve the Business Model.  This sweeping strategy involves focusing our entire organization on improving restaurant profitability and returns as well as on administrative efficiencies. We will continue to focus on reducing food, packaging and labor costs through product design, menu innovation and operations simplification, as well as pricing optimization. We expect our selling, general and administrative expenses to continue to decrease as we continue reengineering our processes and systems and transition to a business model comprised of predominantly franchised restaurant locations.

Strategic Plan — Grow Jack in the Box and Qdoba Mexican Grill.

•	Jack in the Box Growth. In fiscal 2009, 64 Jack in the Box restaurants opened, including 21 franchised locations. During the year, we expanded into several new contiguous markets in Texas, Colorado, Oregon and New Mexico. As with other new-market openings in recent years, the new restaurants generated significant traffic and sales. The first Colorado Springs restaurant, a franchised location, had opening-week sales of more than $130,000 and opening-week sales at each of the first two Albuquerque restaurants, also both franchised, topped $115,000. We plan to open 45-50 new restaurants in fiscal 2010 and will continue expanding Jack in the Box into new contiguous markets, including locations currently under construction in Oklahoma City and Tulsa, Oklahoma.

•	Qdoba Growth. In fiscal 2009, 62 Qdoba restaurants opened, including 38 franchised locations and franchisees expanded into new markets in Delaware and Minnesota. Our Qdoba system is primarily franchised and is the largest franchised Mexican-food chain in the fast-casual segment of the restaurant industry. The 24 company locations opened in fiscal 2009 was the highest number of company units ever opened in a year, and in fiscal 2010 we plan to open 30-40 new restaurants, including approximately 15 company-operated locations.

Restaurant Concepts

Jack in the Box.  Jack in the Box restaurants offer a broad selection of distinctive, innovative products targeted primarily at the adult fast-food consumer. Our menu features a variety of hamburgers, salads, specialty sandwiches, tacos, drinks, smoothies, real ice cream shakes and side items. Hamburger products include our signature Jumbo Jack®, Sourdough Jack®, Ultimate Cheeseburger and Jack’s 100% Sirloin Burger. Jack in the Box restaurants also offer premium entrée salads, specialty sandwiches and Teriyaki Bowls to appeal to a broader customer base, including more women and consumers older than the traditional QSR target market of 18-34 year old men. Furthermore, Jack in the Box restaurants offer value-priced products, known as “Jack’s Value Menu,” to compete against price-oriented competitors and because value is important to certain fast-food customers. Jack in the Box restaurants also offer customers both the ability to customize their meals and to order any product, including breakfast items, any time of the day. We believe that our distinctive menu has been instrumental in developing brand loyalty and is appealing to customers with a broad range of food preferences. Furthermore, we believe that, because of our diverse menu, our restaurants are less dependent than other QSR chains on the commercial success of one or a few products.

The Jack in the Box restaurant chain was the first major hamburger chain to develop and expand the concept of drive-thru restaurants. In addition to drive-thru windows, most of our restaurants have seating capacities ranging from 20 to 100 persons and are open 18-24 hours a day. Drive-thru sales currently account for approximately 70% of sales at company-operated restaurants.

The following table summarizes the changes in the number of company-operated and franchised Jack in the Box restaurants since the beginning of fiscal 2005:

	Fiscal Year
	2009	2008	2007	2006	2005

Company-operated restaurants:
Beginning of period	1,346	1,436	1,475	1,534	1,558
New	43	23	42	29	38
Refranchised	(194)	(109)	(76)	(82)	(58)
Closed	(6)	(4)	(5)	(6)	(5)
Acquired from franchisees	1	—	—	—	1

End of period total	1,190	1,346	1,436	1,475	1,534

% of system	54%	62%	67%	71%	75%
Franchised restaurants:
Beginning of period	812	696	604	515	448
New	21	15	16	7	11
Refranchised	194	109	76	82	58
Closed	(4)	(8)	—	—	(1)
Acquired from franchisees	(1)	—	—	—	(1)

End of period total	1,022	812	696	604	515

% of system	46%	38%	33%	29%	25%
System end of period total	2,212	2,158	2,132	2,079	2,049

Qdoba Mexican Grill.  Qdoba restaurants use fresh, high quality ingredients and traditional Mexican flavors fused with popular ingredients from other regional cuisines to give a unique “Nouveau-Mexican” taste to our broad menu. A few examples of Qdoba’s unique flavors are its signature Poblano Pesto and Ancho Chile BBQ sauces. While the great flavors start with the core philosophy of “the fresher the ingredients, the fresher the flavorstm”, our ability to deliver these flavors is made possible by the commitment to professional preparation methods. Throughout each day, guacamole is prepared on site using fresh Hass avocados, black and pinto beans are slow-simmered, shredded beef and pork are slow-roasted and adobo-marinated chicken and steak are flame-grilled. Customer orders are prepared in full view, which gives our guests the control they desire to build a meal that is specifically suited to their individual taste preferences and nutritional needs. We also offer a variety of catering options that can be tailored to feed groups of five to several hundred. Our Hot Taco, Nacho and Naked Burrito Bars come with everything needed, including plates, napkins, serving utensils, chafing stands and sternos. Each Hot Bar is set up buffet-style so diners have the ability to prepare their meal to their liking, just like in the restaurant. The seating capacity at Qdoba restaurants ranges from 60 to 80 persons, including outdoor patio seating at many locations.

The following table summarizes the changes in the number of company-operated and franchised Qdoba restaurants since the beginning of fiscal 2005:

	Fiscal Year
	2009	2008	2007	2006	2005

Company-operated restaurants:
Beginning of period	111	90	70	57	47
New	24	21	10	13	12
Refranchised	—	—	—	—	(4)
Closed	—	—	—	—	(1)
Acquired from franchisees	22	—	10	—	3

End of period total	157	111	90	70	57

% of system	31%	24%	23%	22%	23%
Franchised restaurants:
Beginning of period	343	305	248	193	130
New	38	56	77	58	65
Refranchised	—	—	—	—	4
Closed	(6)	(18)	(10)	(3)	(3)
Acquired from franchisees	(22)	—	(10)	—	(3)

End of period total	353	343	305	248	193

% of system	69%	76%	77%	78%	77%
System end of period total	510	454	395	318	250

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

Site Selection and Design.  Site selections for all new company-operated restaurants are made after an economic analysis and a review of demographic data and other information relating to population density, traffic, competition, restaurant visibility and access, available parking, surrounding businesses and opportunities for market penetration. Restaurants developed by franchisees are built to our specifications on sites we have reviewed.

We have a restaurant prototype with different seating capacities to help reduce costs and improve our flexibility in locating restaurants. Management believes that the flexibility provided by the alternative configurations enables the Company to match the restaurant configuration with the specific economic, demographic, geographic and physical characteristics of a particular site. The majority of our Jack in the Box restaurants are constructed on leased land. Typical costs to develop a traditional Jack in the Box restaurant, excluding the land value, range from $1.3 million to $1.8 million. Whenever possible, we use sale and leaseback financing and other means to lower the initial cash investment in a typical Jack in the Box restaurant to the cost of equipment, which averages approximately $0.4 million. Qdoba restaurant development costs typically range from $0.5 million to $1.2 million depending on geographic region with most closer to the lower end of the range.

Franchising Program

Jack in the Box.  The Jack in the Box franchise agreement generally provides for an initial franchise fee of $50,000 per restaurant for a 20-year term, and in most instances, marketing fees at 5% of gross sales. Royalty rates, typically 5% of gross sales, range from 2.5% to as high as 15% of gross sales, and some existing agreements provide for variable rates. We offer development agreements for construction of one or more new restaurants over a defined period of time and in a defined geographic area. Developers are required to pay a fee, a portion of which may be credited against franchise fees due when restaurants open in the future. Developers may forfeit such fees and lose their rights to future development if they do not maintain the required schedule of openings. In fiscal 2009, we began offering a new market development incentive to our franchisees whereby the first 10% of restaurants opening on schedule in a new market may be eligible to receive a royalty rate reduction of 2.5% of gross sales for the first two years after opening, subject to certain limitations.

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

We view our non-franchised Jack in the Box restaurants as a resource, which based on our strategic plan, can be sold to franchisees, thereby providing increased cash flows and gains when sold while still generating future cash flows and earnings through franchise rents and royalties.

Qdoba Mexican Grill.  The current Qdoba franchise agreement provides for, in most instances, an initial franchise fee of $30,000 per restaurant, a 10-year term with a 10-year option to extend, royalties of 5% of gross sales and marketing fees of up to 2% of gross sales. We typically offer area development agreements for the construction of 5 to 20 new restaurants over a defined period of time and in a defined geographic area for a development fee, a portion of which may be credited against franchise fees due for restaurants to be opened in the future. If the developer does not maintain the required schedule of openings, they may forfeit such fees and lose their rights to future development.

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

For Company operations, regional group vice presidents supervise regional directors, who supervise area coaches, who in turn supervise restaurant managers. Under our performance system, regional group vice presidents, regional directors, area coaches and restaurant managers are eligible for periodic bonuses based on achievement of goals related to location sales, our “Voice of the Guest” consumer feedback program, profitability and/or certain other operational performance standards.

Customer Satisfaction.  We devote significant resources toward ensuring that all restaurants offer quality food and good service. We place great emphasis on ensuring that ingredients are delivered timely to the restaurants. Restaurant food production systems are continuously developed and improved, and we train our employees to be dedicated to delivering consistently good service. Through our network of quality assurance, facilities services and restaurant management personnel, we standardize specifications for food preparation and service, employee conduct and appearance, and the maintenance of our restaurant premises. Operating specifications and procedures are documented in on-line reference manuals and CBT presentations. During fiscal 2009, most Jack in the Box restaurants received at least two quality, food safety and cleanliness inspections. In addition, our “Voice of the Guest” program provides restaurant managers with guest surveys each period regarding their Jack in the Box experience. In 2009, we received more than one million guest survey responses. We also receive guest feedback through our 800 number.

Quality Assurance

Our “farm-to-fork” food safety and quality assurance program is designed to maintain high standards for the food products and food preparation procedures used by company-operated and franchised restaurants. We maintain product specifications and approve product sources. We have a comprehensive, restaurant-based Hazard Analysis & Critical Control Points (“HACCP”) system for managing food safety and quality. HACCP combines employee training, testing by suppliers, documented restaurant practices and detailed attention to product quality at every stage of the food preparation cycle. The USDA, FDA and the Center for Science in the Public Interest have recognized our HACCP program as a leader in the industry.

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

Purchasing and Distribution

We provide purchasing, warehouse and distribution services for all Jack in the Box company-operated restaurants, nearly 74% of our Jack in the Box franchise-operated restaurants, and approximately 45% of Qdoba’s company and franchise-operated restaurants. The remaining Jack in the Box franchisees and Qdoba restaurants purchase product from approved suppliers and distributors. Some products, primarily dairy and bakery items, are delivered directly by approved suppliers to both company and franchise-operated restaurants. In 2009, we outsourced the transportation services portion of our supply chain to JB Hunt as a means of reducing our risk associated with the transportation business without increasing our costs.

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

Information Systems

We have centralized financial and accounting systems for company-operated restaurants, which we believe are important in analyzing and improving profit margins and accumulating marketing information. Our restaurant satellite-enabled software allows for daily, weekly and monthly polling of sales, inventory and labor data from the restaurants. We use a standardized Windows-based touch screen point-of-sale (“POS”) platform in our Jack in the Box company and franchised restaurants, which allows us to accept credit cards and JACK CA$H®, our re-loadable gift cards. We have an order confirmation system with color screens and contactless payment technology throughout our system which allows us to accept new credit card types and to prepare for future innovation. We have also developed business intelligence systems to provide visibility to the key metrics in the operation of company and franchised restaurants. We use an interactive computer-based training (“CBT”) system in our Jack in the Box restaurants as the standard training tool for new hire training and periodic workstation re-certifications, and have a labor scheduling system to assist in managing labor hours based on forecasted sales volumes. We also have a highly reliable inventory management system, which enables timely deliveries to our restaurants with excellent control over food safety. To support order accuracy and speed of service, our drive-thru restaurants use order confirmation screens. Qdoba restaurants use POS software with touch screens, accept debit and credit cards at all locations and use back-of-the-restaurant software to control purchasing, inventory, food and labor costs. These software products have been customized to meet Qdoba’s operating standards.

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

Employees

At September 27, 2009, we had approximately 35,700 employees, of whom 34,100 were restaurant employees, 900 were corporate personnel, 300 were distribution employees and 400 were field management and administrative personnel. Employees are paid on an hourly basis, except certain restaurant managers, operations and corporate management, and certain administrative personnel. We employ both full and part-time restaurant employees in order to provide the flexibility necessary during peak periods of restaurant operations.

We have not experienced any significant work stoppages and believe our labor relations are good. Over the last several years, we have realized improvements in our hourly restaurant employee retention rate. In 2005 and 2008, Jack in the Box and Qdoba, respectively, received the Spirit Award, an honor awarded by Nation’s Restaurant News and the National Restaurant Association Educational Foundation to the restaurant companies with the most innovative workforce programs for enhancing employee satisfaction. We support our employees, including part-time workers, by offering competitive wages, competitive benefits, including a pension plan for all of our employees meeting certain requirements, and discounts on dining. Furthermore, we offer all hourly employees meeting certain minimum service requirements access to health coverage, including vision and dental benefits. As an additional incentive to team members with more than a year of service, we will pay a portion of their premiums. We also provide our restaurant employees with a program called “Sed de Saber” (Thirst for Knowledge), an electronic home study program to assist Spanish-speaking restaurant employees in improving their English skills. We believe these programs have contributed to lower turnover, training costs and workers’ compensation claims.

Executive Officers

The following table sets forth the name, age (as of September 27, 2009), position and years with the Company of each person who is an executive officer of Jack in the Box Inc.:

			Years with the
Name	Age	Positions	Company

Linda A. Lang	51	Chairman of the Board and Chief Executive Officer	22
Paul L. Schultz	55	President and Chief Operating Officer	36
Jerry P. Rebel	52	Executive Vice President and Chief Financial Officer	6
Phillip H. Rudolph	51	Senior Vice President, General Counsel and Secretary	2
Terri F. Graham	44	Senior Vice President, Chief Marketing Officer	19
Charles E. Watson	54	Senior Vice President, Chief Development Officer	23
Mark H. Blankenship, Ph.D.	48	Vice President, Human Resources and Operational Services	12
Carol A. DiRaimo	48	Vice President, Investor Relations and Corporate Communications	1
Gary J. Beisler	53	Chief Executive Officer and President, Qdoba Restaurant Corporation	6

The following sets forth the business experience of each executive officer for at least the last 5 years.

Ms. Lang has been Chairman of the Board and Chief Executive Officer since October 2005. She was President and Chief Operating Officer from November 2003 to October 2005, and was Executive Vice President from

July 2002 to November 2003. From 1996 through July 2002, Ms. Lang held officer-level positions with marketing or operations responsibilities.

Mr. Schultz has been President and Chief Operating Officer since October 2005. He was Executive Vice President, Operations and Franchising from November 2004 to October 2005, Senior Vice President, Operations and Franchising from August 1999 to November 2004, and was Vice President from May 1988 to August 1999. In September 2009, Mr. Schultz announced his retirement from the Company effective January 2010.

Mr. Rebel has been Executive Vice President and Chief Financial Officer since October 2005. He was previously Senior Vice President and Chief Financial Officer since January 2005 and Vice President and Controller of the Company from September 2003 to January 2005. Prior to joining the company, he was Vice President and Controller for Fleming Companies. Mr. Rebel has more than 20 years of corporate finance experience, including senior level positions with the CVS Corporation and People’s Drugs.

Mr. Rudolph has served as Senior Vice President, General Counsel and Corporate Secretary since November 2007. Prior to joining the company, Mr. Rudolph was Vice President and General Counsel for Ethical Leadership Group of Wilmette, Ill. He was previously a Partner with Foley Hoag, LLP, a Vice President and U.S. and International General Counsel at McDonald’s Corporation, and a Partner with the law firm of Gibson, Dunn & Crutcher, LLP. Mr. Rudolph has more than 24 years of legal experience.

Ms. Graham has served as Senior Vice President and Chief Marketing Officer since September 2007. She was previously Vice President and Chief Marketing Officer from December 2004 to September 2007, Vice President of Marketing from May 2003 to December 2004 and Vice President of Brand Communications and Regional Marketing from July 2002 to May 2003. Ms. Graham has 18 years of experience with the company in various marketing positions.

Mr. Watson has been Senior Vice President since September 2008 and Chief Development Officer since November 2007. Mr. Watson served as Vice President, Restaurant Development since rejoining the Company in April 1997. Mr. Watson has 23 years of experience with the Company in various development and franchising positions.

Dr. Blankenship has been Vice President, Human Resources and Operational Services since October 2005. He was Division Vice President, Human Resources from October 2001 to September 2005. Dr. Blankenship has more than 12 years experience with the Company in various human resource and training positions.

Ms. DiRaimo has been Vice President of Investor Relations and Corporate Communications since July 2008. She previously held various positions with Applebee’s International, Inc., including Vice President of Investor Relations from February 2004 to November 2007. Ms. DiRaimo has more than 25 years of corporate finance and public accounting experience.

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

Competition and Markets

The restaurant business is highly competitive and is affected by population trends, traffic patterns, competitive changes in a geographic area, changes in consumer dining habits and preferences, new information regarding diet, nutrition and health and local and national economic conditions, including unemployment levels, that affect consumer spending habits. Key elements of competition in the industry are the type and quality of the food products offered, price, quality and speed of service, personnel, advertising, name identification, restaurant location and attractiveness of the facilities.

Each Jack in the Box and Qdoba restaurant competes directly and indirectly with a large number of national and regional restaurant chains, as well as with locally-owned and/or independent quick-service restaurants and the fast-casual segment. In selling franchises, we compete with many other restaurant franchisors, some of whom have substantially greater financial resources and higher total sales volume.

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

We are subject to the Fair Labor Standards Act and various state laws governing such matters as minimum wages, exempt status classification, overtime, breaks, and other working conditions. A significant number of our food service personnel are paid at rates based on the federal and state minimum wage and, accordingly, increases in the minimum wage increase our labor costs. Federal and state laws may also require us to provide paid and unpaid leave to our employees, which could result in significant additional expense to us.

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

Many of our Qdoba restaurants sell alcoholic beverages, which require licensing. The regulations governing licensing may impose requirements on licensees including minimum age of employees, hours of operation, advertising and handling of alcoholic beverages. The failure of a Qdoba Mexican Grill restaurant to obtain or retain a license could adversely affect the store’s results of operations.

We have processes in place to monitor compliance with applicable laws and regulations governing our operations.

Forward-Looking Statements

From time to time, we make oral and written forward-looking statements that reflect our current expectations regarding future results of operations, economic performance, financial condition and achievements of the Company. A forward-looking statement is neither a prediction nor a guarantee of future events. Whenever possible, we try to identify these forward-looking statements by using words such as “anticipate,” “assume,” “believe,” “estimate,” “expect,” “forecast,” “goals,” “guidance,” “intend,” “plan,” “project,” “may,” “will,” “would,” and similar expressions. Certain forward-looking statements are included in this Form 10-K, principally in the sections captioned “Business,” “Legal Proceedings,” “Consolidated Financial Statements” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” including statements regarding our strategic plans and operating strategies. Although we believe that the expectations reflected in our forward-looking statements are based on reasonable assumptions, such expectations may prove to be materially incorrect due to known and unknown risks and uncertainties.

In some cases, information regarding certain important factors that could cause actual results to differ materially from any forward-looking statement appears together with such statement. In addition, the factors described under “Risk Factors” and “Critical Accounting Estimates,” as well as other possible factors not listed, could cause actual results and/or goals to differ materially from those expressed in forward-looking statements. As a result, investors should not place undue reliance on such forward-looking statements, which speak only as of the date of this report. The Company is under no obligation to update forward-looking statements, whether as a result of new information or otherwise.

ITEM 1A.	RISK FACTORS

We caution you that our business and operations are subject to a number of risks and uncertainties. The factors listed below are important factors that could cause actual results to differ materially from our historical results and from projections in forward-looking statements contained in this report, in our other filings with the Securities and Exchange Commission (“SEC”), in our news releases and in oral statements by our representatives. However, other factors that we do not anticipate or that we do not consider significant based on currently available information may also have an adverse effect on our results.

Risks Related to the Food Service Industry.  Food service businesses may be materially and adversely affected by changes in consumer tastes, national and regional economic and political conditions, and changes in consumer eating habits, whether based on new information regarding diet, nutrition and health, or otherwise. Recessionary economic conditions, including higher levels of unemployment, lower levels of consumer confidence, and decreased consumer spending can reduce restaurant traffic and sales and impose practical limits on pricing. If recessionary economic conditions persist for an extended period of time, consumers may make long-lasting changes to their spending behavior. The performance of individual restaurants may be adversely affected by factors such as traffic patterns, demographics and the type, number and location of competing restaurants, as well as local regulatory and political conditions, terrorist acts or government responses, weather conditions and catastrophic events such as earthquakes, fires, floods or other natural disasters.

Multi-unit food service businesses such as ours can also be materially and adversely affected by widespread negative publicity of any type, particularly regarding food quality, nutritional content, illness or public health issues (such as epidemics or the prospect of a pandemic), obesity, safety, injury or other health concerns. Adverse publicity in these areas could damage the trust customers place in our brand. We have taken steps to mitigate each of these risks. To minimize the risk of food-borne illness, we have implemented a HACCP system for managing food safety and quality. Nevertheless, these risks cannot be completely eliminated. Any outbreak of such illness attributed to our restaurants or within the food service industry or any widespread negative publicity regarding our brands or the restaurant industry in general could cause a decline in our sales and have a material adverse effect on our financial condition and results of operations.

Unfavorable trends or developments concerning factors such as inflation, increased cost of food, labor, fuel, utilities, technology, insurance and employee benefits (including increases in hourly wages, workers’ compensation and other insurance costs and premiums), increases in the number and locations of competing restaurants, regional weather conditions and the availability of qualified, experienced management and hourly employees, may also adversely affect the food service industry in general. Because a significant number of our restaurants are company-operated, we may have greater exposure to operating cost issues than chains that are more heavily franchised. Exposure to these fluctuating costs, including increases in commodity costs, could negatively impact our margins. Our continued success will depend in part on our ability to anticipate, identify and respond to changing conditions.

Risks Associated with Suppliers.  Dependence on frequent deliveries of fresh produce and other food products subjects food service businesses such as ours to the risk that shortages or interruptions in supply could adversely affect the availability, quality and cost of ingredients or require us to incur additional costs to obtain adequate supplies. Our deliveries of supplies may be affected by adverse weather conditions, natural disasters, supplier financial or solvency issues, product recalls, failure to meet our high standards for quality or other issues.

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

Although we manage our development activities to reduce such risks, we cannot assure you that present or future development will perform in accordance with our expectations. Our inability to expand in accordance with our plans or to manage our growth could have a material adverse effect on our results of operations and financial condition.

Reliance on Certain Geographic Markets.  Because approximately 60% of our restaurants are located in the states of California and Texas, the economic conditions, state and local laws, government regulations, weather conditions and natural disasters affecting those states may have a material impact upon our results.

Risks Related to Entering New Markets.  Our growth strategy includes opening restaurants in markets where we have no existing locations. We cannot assure you that we will be able to successfully expand or acquire critical market presence for our brands in new geographical markets, as we may encounter well-established competitors with substantially greater financial resources. We may be unable to find attractive locations, acquire name recognition, successfully market our products or attract new customers. Competitive circumstances and consumer characteristics in new market segments and new geographical markets may differ substantially from those in the market segments and geographical markets in which we have substantial experience. It may also be difficult for us to recruit and retain qualified personnel to manage restaurants. We cannot assure that company or franchised restaurants can be operated profitably in new geographical markets. Management decisions to curtail or cease investment in certain locations or markets may result in impairment charges.

Competition.  The restaurant industry is highly competitive with respect to price, service, location, personnel, advertising, brand identification and the type and quality of food, and there are many well-established competitors. Each of our restaurants competes directly and indirectly with a large number of national and regional restaurant chains, as well as with locally-owned and/or independent quick-service restaurants, fast-casual restaurants, sandwich shops and similar types of businesses. The trend toward convergence in grocery, deli and restaurant services may increase the number of our competitors. Such increased competition could decrease the demand for our products and negatively affect our sales and profitability. Some of our competitors have substantially greater financial, marketing, operating and other resources than we have, which may give them a competitive advantage. Certain of our competitors have introduced a variety of new products and engaged in substantial price discounting in the past and may adopt similar strategies in the future. Our promotional strategies or other actions during unfavorable competitive conditions may adversely affect our margins. We plan to take various steps in connection with our on-going “brand re-invention” strategy, including making improvements to the facility image at our restaurants, introducing new, higher-quality products, discontinuing certain menu items, and implementing new service and training initiatives. However, there can be no assurance (i) that our facility improvements will foster increases in sales and yield the desired return on investment, (ii) of the success of our new products, initiatives or our overall strategies or (iii) that competitive product offerings, pricing and promotions will not have an adverse effect upon our sales results and financial condition. We have an on-going “profit improvement program” which seeks to improve efficiencies and lower costs in all aspects of operations. Although we have been successful in improving efficiencies and reducing costs in the past, there is no assurance that we will be able to continue to do so in the future.

Risks Related to Increased Labor Costs.  We have a substantial number of employees who are paid wage rates at or slightly above the minimum wage. As federal, state and local minimum wage rates increase, our labor costs will increase. If competitive pressures or other factors prevent us from offsetting the increased costs by increases in prices, our profitability may decline. In addition, various proposals that would require employers to provide health insurance for all of their employees are currently being considered in Congress and various states. We offer access to healthcare benefits to our restaurant team members. The imposition of any requirement that we provide health insurance to all employees on terms materially different from our existing programs could have a material adverse impact on our results of operations and financial condition.

Risks Related to Advertising.  Some of our competitors have greater financial resources, which enable them to purchase significantly more television and radio advertising than we are able to purchase. Should our competitors increase spending on advertising and promotion, should the cost of television or radio advertising increase or our advertising funds decrease for any reason, including implementation of reduced spending strategies, or should our advertising and promotion be less effective than our competitors, there could be a material adverse effect on our results of operations and financial condition. Also, the trend toward fragmentation in the media favored by our target consumers poses challenges and risks for our marketing and advertising strategies. Failure to effectively tackle these challenges and risks could also have a materially adverse effect on our results.

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

Risks Related to Achieving Increased Franchise Ownership and Reducing Operating Costs.  At September 27, 2009, approximately 46% of the Jack in the Box restaurants were franchised. Our plan to increase the percentage of franchise restaurants and move towards a level of franchise ownership more closely aligned with that of the quick service restaurant industry is subject to risks and uncertainties. We may not be able to identify franchisee candidates with appropriate experience and financial resources or to negotiate mutually acceptable agreements with them. Our franchisee candidates may not be able to obtain financing at acceptable rates and terms. Current credit market conditions may slow the rate at which we are able to refranchise. We may not be able to increase the percentage of franchised restaurants at the annual rate we desire or achieve the ownership mix of franchise to company-operated restaurants that we desire. Our ability to sell franchises and to realize gains from such sales is uncertain. Sales of our franchises and the realization of gains from franchising may vary from quarter-to-quarter and year-to-year, and may not meet expectations. We anticipate that our operating costs will be reduced as the number of company-operated restaurants decreases. The ability to reduce our operating costs through increased franchise ownership is subject to risks and uncertainties, and we may not achieve reductions in costs at the rate we desire.

Risks Related to Franchise Operations.  The opening and success of franchised restaurants depends on various factors, including the demand for our franchises, the selection of appropriate franchisee candidates, the availability of suitable sites, the negotiation of acceptable lease or purchase terms for new locations, permitting and regulatory compliance, the ability to meet construction schedules, the availability of financing, and the financial and other capabilities of our franchisees and developers. See “Risks Associated with Development” and “Risks Related to Achieving Increased Franchise Ownership and Reducing Operating Costs” above. We cannot assure you that developers planning the opening of franchised restaurants will have the business abilities or sufficient access to financial resources necessary to open the restaurants required by their agreements. As the number of franchisees increases, our revenues derived from royalties at franchised restaurants will increase, as will the risk that revenues could be negatively impacted by defaults in the payment of royalties. In addition, franchisee business obligations may not be limited to the operation of Jack in the Box restaurants, making them subject to business and financial risks unrelated to the operation of our restaurants. These unrelated risks could adversely affect a franchisee’s ability to make payments to us or to make payments on a timely basis. We cannot assure you that franchisees will successfully participate in our strategic initiatives or operate their restaurants in a manner consistent with our concept and standards. There are significant risks to our business if a franchisee, particularly one who operates a large number of restaurants, fails to adhere to our standards and projects an image inconsistent with our brand.

Risks Related to Government Regulations.  See also “Item 1. Business — Regulation.” The restaurant industry is subject to extensive federal, state and local governmental regulations. The trend of increasing the amount and complexity of regulations, including regulations relating to the preparation, labeling, advertising and sale of food and those relating to building and zoning requirements may increase both our costs of compliance and our exposure to claims of violation of law. The Company and its franchisees are also subject to licensing and regulation by state and local departments relating to health, sanitation and safety standards, liquor licenses, and laws governing our relationships with employees, including work eligibility requirements. Changes in, or failure to comply with these laws and regulations could subject us to fines or legal actions. See also “Risks Related to Increased Labor Costs” above. We are also subject to federal regulation and certain state laws, which govern the offer and sale, termination and renewal of franchises. Many state franchise laws impose substantive requirements on franchise agreements, including limitations on noncompetition provisions and on provisions concerning the termination or nonrenewal of a franchise. Some states require that certain materials be registered before franchises can be offered or sold in that state. The failure to obtain or retain licenses or approvals to sell franchises could adversely affect us and our franchisees. We are subject to consumer protection and other laws and regulations governing the security of information. The costs of compliance, including increased investment in technology in order to protect such information, may negatively impact our margins. Changes in, and the cost of compliance with, government regulations could have a material adverse effect on our operations.

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

Risks Related to Availability of Credit.  To the extent that banks in our revolving credit facility become insolvent, this could limit our ability to borrow to the full level of our facility.

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

Environmental Risks and Regulations.  As is the case with any owner or operator of real property, we are subject to a variety of federal, state and local governmental regulations relating to the use, storage, discharge, emission and disposal of hazardous materials. Failure to comply with environmental laws could result in the imposition of severe penalties or restrictions on operations by governmental agencies or courts of law, which could adversely affect operations. Accordingly, we have engaged and may engage in real estate development projects and own or lease several parcels of real estate on which our restaurants are located. We are unaware of any significant hazards on properties we own or have owned, or operate or have operated, the remediation of which would result in material liability for the Company. We do not have environmental liability insurance nor do we maintain a reserve to cover such events. In the event of the determination of contamination on such properties, the Company, as owner or operator, could be held liable for severe penalties and costs of remediation. We also operate motor vehicles and warehouses and handle various petroleum substances and hazardous substances, and are not aware of any current material liability related thereto.

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

Litigation.  Litigation trends and potential class actions by consumers, shareholders and employees, and the costs and other effects of legal claims by employees, franchisees, customers, vendors, stockholders and others, including settlement of those claims, could negatively impact our results.

ITEM 1B.	UNRESOLVED STAFF COMMENTS

None.

ITEM 2.	PROPERTIES

The following table sets forth information regarding our Jack in the Box and Qdoba restaurant properties as of September 27, 2009:

	Company-
	Operated	Franchised	Total

Company-owned restaurant buildings:
On company-owned land	143	107	250
On leased land	392	248	640

Subtotal	535	355	890
Company-leased restaurant buildings on leased land	812	526	1,338
Franchise directly-owned or directly-leased restaurant buildings	—	494	494

Total restaurant buildings	1,347	1,375	2,722

Our leases generally provide for fixed rental payments (with cost-of-living index adjustments) plus real estate taxes, insurance and other expenses. In addition, less than 20% of the leases provide for contingent rental payments between 1% and 13% of the restaurant’s gross sales once certain thresholds are met. We have generally been able to renew our restaurant leases as they expire at then-current market rates. The remaining terms of ground leases range from approximately one year to 50 years, including optional renewal periods. The remaining lease terms of our other leases range from approximately one year to 48 years, including optional renewal periods. At September 27, 2009, our restaurant leases had initial terms expiring as follows:

	Number of Restaurants
	Ground	Land and
Fiscal Year	Leases	Building Leases

2010 - 2014	169	332
2015 - 2019	137	561
2020 - 2024	190	383
2025 and later	144	62

Our principal executive offices are located in San Diego, California in an owned facility of approximately 150,000 square feet. We also own our 70,000 square foot Innovation Center and approximately four acres of undeveloped land directly adjacent to it. Qdoba’s corporate support center is located in a leased facility in Wheat Ridge, Colorado. We also lease seven distribution centers, with remaining terms ranging from eight to 16 years, including optional renewal periods.

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

The Company did not submit any matter during the fourth quarter of fiscal 2009 to a vote of its stockholders, through the solicitation of proxies or otherwise.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information.  The following table sets forth the high and low sales prices for our common stock during the fiscal quarters indicated, as reported on the New York Stock Exchange and NASDAQ — Composite Transactions:

	12 Weeks Ended			16 Weeks Ended
	Sept. 27, 2009	July 5, 2009	Apr. 12, 2009	Jan. 18, 2009

High	$23.87	$28.35	$25.78	$23.09
Low	19.87	21.82	16.59	11.82

	12 Weeks Ended			16 Weeks Ended
	Sept. 28, 2008	July 6, 2008	Apr. 13, 2008	Jan. 20, 2008

High	$30.35	$28.27	$29.89	$35.13
Low	17.79	21.49	22.57	22.68

Dividends.  We did not pay any cash or other dividends during the last two fiscal years and do not anticipate paying dividends in the foreseeable future. Our credit agreement provides for $50.0 million for the potential payment of cash dividends.

Stock Repurchases.  In November 2007, the Board approved a program to repurchase up to $200.0 million in shares of our common stock over three years expiring November 9, 2010. As of September 27, 2009, the aggregate remaining amount authorized and available under our credit agreement for repurchase was $97.4 million. There were no stock repurchases during fiscal 2009.

Stockholders.  As of September 27, 2009, there were 617 stockholders of record.

Securities Authorized for Issuance Under Equity Compensation Plans.  The following table summarizes the equity compensation plans under which Company common stock may be issued as of September 27, 2009. Stockholders of the Company approved all plans.

		(b) Weighted-	(c) Number of Securities
	(a) Number of Securities to	Average	Remaining for Future Issuance
	be Issued Upon Exercise of	Exercise Price	Under Equity Compensation
	Outstanding Options, Warrants	of Outstanding	Plans (Excluding Securities
	and Rights(1)	Options(1)	Reflected in Column (a))(2)

Equity compensation plans approved by security holders.	5,274,705	$21.31	1,762,721

(1)	Includes shares issuable in connection with our outstanding stock options, performance-vested stock awards and non-management director deferred stock equivalents. The weighted-average exercise price in column (b) includes the weighted-average exercise price of stock options only.

(2)	Includes 157,637 shares that are reserved for issuance under our Employee Stock Purchase Plan.

Performance Graph.  The following graph compares the cumulative return to holders of the Company’s common stock at September 30th of each year (except 2004 when the comparison date is October 3 due to the fifty-third week in fiscal 2004) to the yearly weighted cumulative return of a Restaurant Peer Group Index and to the Standard & Poor’s (“S&P”) 500 Index for the same period. In 2009, we updated the composition of our peer group to maintain consistency with the peer group used by the Company for compensation purposes. In the year of transition, both the old and new peer groups have been included in the performance graph.

The below comparison assumes $100 was invested on September 30, 2004 in the Company’s common stock and in the comparison group, and assumes reinvestment of dividends. The Company paid no dividends during these periods.

	2004	2005	2006	2007	2008	2009
Jack in the Box Inc.	$100	$94	$164	$204	$133	$129
S & P 500 Index	$100	$112	$124	$145	$113	$105
New Restaurant Peer Group(1)	$100	$117	$141	$164	$160	$166
Old Restaurant Peer Group(2)	$100	$112	$131	$122	$85	$91

(1)	Jack in the Box Inc. New Restaurant Peer Group Index is comprised of the following companies: Brinker International, Inc.; CKE Restaurants, Inc.; Cracker Barrel Old Country Store, Inc.; Darden Restaurants Inc.; DineEquity, Inc.; McDonalds Corp.; Panera Bread Company; PF Chang’s China Bistro Inc.; Ruby Tuesday, Inc.; Sonic Corp.; Starbucks Corp.; The Cheesecake Factory Inc.; and Yum! Brands Inc.

(2)	Jack in the Box Inc. Old Restaurant Peer Group Index is comprised of the following companies: Brinker International, Inc.; Cracker Barrel Old Country Store, Inc.; Cheesecake Factory Inc.; CKE Restaurants, Inc.; Darden Restaurants Inc.; Panera Bread Company; PF Chang’s China Bistro Inc.; Ruby Tuesday, Inc.; Sonic Corp. and Wendys-Arbys Group Inc.

ITEM 6.	SELECTED FINANCIAL DATA

Our fiscal year is 52 or 53 weeks, ending the Sunday closest to September 30. All years presented include 52 weeks. The selected financial data reflects Quick Stuff as a discontinued operation for all years presented. The following selected financial data of Jack in the Box Inc. for each fiscal year was extracted or derived from our audited financial statements.

	Fiscal Year
	2009	2008	2007	2006	2005
	(In thousands, except per share data)

Statements of Earnings Data:
Total revenues	$2,471,096	$2,539,561	$2,513,431	$2,381,244	$2,269,477
Costs of revenues	2,035,794	2,102,467	2,042,781	1,945,947	1,871,128
Selling, general and administrative expenses	282,676	287,555	291,745	298,436	272,087
Gains on sale of company-operated restaurants	(78,642)	(66,349)	(38,091)	(40,464)	(22,093)

Total operating costs and expenses	2,239,828	2,323,673	2,296,435	2,203,919	2,121,122

Earnings from operations	231,268	215,888	216,996	177,325	148,355

Interest expense, net(1)	20,767	27,428	23,335	12,056	13,389
Income taxes	79,455	70,251	68,982	58,845	45,405

Earnings from continuing operations	$131,046	$118,209	$124,679	$106,424	$89,561

Earnings per Share and Share Data:
Earnings per share from continuing operations:
Basic	$2.31	$2.03	$1.91	$1.52	$1.26
Diluted	$2.27	$1.99	$1.85	$1.48	$1.21
Weighted-average shares outstanding — Diluted(2)	57,733	59,445	67,263	71,834	73,876
Market price at year-end	$20.07	$22.06	$32.42	$26.09	$14.95
Other Operating Data:
Jack in the Box restaurants:
Company-operated average unit volume	$1,420	$1,439	$1,430	$1,358	$1,295
Change in company-operated same-store sales	(1.2)%	0.2%	6.1%	4.8%	2.4%
Qdoba restaurants:
System average unit volume	$905	$946	$953	$933	$919
Change in system same-store sales	(2.3)%	1.6%	4.6%	5.9%	11.4%
Restaurant operating margin	16.2%	16.1%	17.9%	17.5%	16.9%
SG&A rate	11.4%	11.3%	11.6%	12.5%	12.0%
Capital expenditures from continuing operations	$153,500	$178,605	$148,508	$135,022	$110,133
Balance Sheet Data (at end of period):
Total assets	$1,455,910	$1,498,418	$1,374,690	$1,513,499	$1,332,606
Long-term debt(1)	357,270	516,250	427,516	254,231	290,213
Stockholders’ equity(3)	524,489	457,111	409,585	706,633	562,085

(1)	Fiscal 2009, 2008 and 2007 reflect higher bank borrowings associated with our revolver and credit facility.

(2)	Weighted-average shares reflect the impact of common stock repurchases under Board approved programs.

(3)	Fiscal 2007 includes a reduction in stockholders’ equity of $363.4 million related to shares repurchased and retired during the year.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

For an understanding of the significant factors that influenced our performance during the past three fiscal years, we believe our Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) should be read in conjunction with the Consolidated Financial Statements and related Notes included in this Annual Report as indexed on page F-1.

All comparisons under this heading among 2009, 2008 and 2007 refer to the 52-week periods ended September 27, 2009, September 28, 2008, and September 30, 2007, respectively, unless otherwise indicated.

Our MD&A consists of the following sections:

•	Overview — a general description of our business, the quick-service dining segment of the restaurant industry and fiscal 2009 highlights.

•	Results of operations — an analysis of our consolidated statements of earnings for the three years presented in our consolidated financial statements.

•	Liquidity and capital resources — an analysis of cash flows including capital expenditures, aggregate contractual obligations, share repurchase activity, known trends that may impact liquidity, and the impact of inflation.

•	Future application of accounting principles — a discussion of new accounting pronouncements, dates of implementation and impact on our consolidated financial position or results of operations, if any.

OVERVIEW

Our primary source of revenue is from retail sales at Jack in the Box and Qdoba company-operated restaurants. We also derive revenue from Jack in the Box and Qdoba franchised restaurants, including royalties based upon a percent of sales, rents, franchise fees and distribution sales of food and packaging commodities. In addition, we recognize gains from the sale of company-operated restaurants to franchisees, which are presented as a reduction of operating costs and expenses in the accompanying consolidated statements of earnings.

The quick-service restaurant industry is complex and challenging. Challenges currently facing the sector include higher levels of consumer expectations, intense competition with respect to market share, restaurant locations, labor, menu and product development, changes in the economy, including the current recessionary environment, significant promotional and discounting activity in the QSR and casual dining segments of the industry, costs of commodities and trends for healthier eating. In light of these challenges, we were able to grow earnings in fiscal 2009 due in large part to the successful execution of strategic initiatives, such as refranchising, new unit growth and improving our cost structure.

The following summarizes the most significant events occurring in fiscal 2009:

•	Earnings from Continuing Operations per Diluted Share. Earnings per diluted share of $2.27 in fiscal 2009 represented an increase of more than 14% over fiscal 2008.

•	Restaurant Sales. The recessionary environment negatively impacted discretionary spending and sales throughout the restaurant industry. Sales at Jack in the Box company-operated restaurants open more than one year (“same-store sales”) decreased 1.2% in fiscal 2009 versus an increase of 0.2% in 2008. System same-store sales at Qdoba decreased 2.3% versus an increase of 1.6% last fiscal year.

•	Restaurant Operating Margin. Our consolidated restaurant operating margin improved to 16.2%, despite the deleverage in same-store sales.

•	Commodity Costs. Pressures from higher commodity costs have impacted our business. However, as expected, commodity costs moderated in 2009, increasing approximately 2.0% over last year, as higher costs for bakery, potatoes and beef were partially offset by lower cheese and dairy. In 2009, food and packaging costs decreased 100 basis points compared with 2008 when such costs increased 150 basis points over the prior year.

•	New Restaurant Growth. Unit expansion was strong during the year, with the opening of 126 new Jack in the Box and Qdoba company-operated and franchised restaurants. Both brands opened restaurants in new markets during the year, with sales volumes above system averages.

•	Re-Image Program. We continued to execute our strategic initiative to reinvent the Jack in the Box brand, which includes comprehensive enhancements to our restaurant facilities. As of September 27, 2009, approximately 46% of all Jack in the Box restaurants were fully re-imaged and 96% of the Jack in the Box system featured the exterior elements of the program.

•	Franchising Program. We continued on pace with our strategic initiative to expand franchising (through sales of company-operated restaurants to franchisees and new restaurant development), despite tight credit markets. We refranchised 194 Jack in the Box restaurants, and Qdoba and Jack in the Box franchisees opened 59 restaurants in 2009. We also have signed development agreements with franchisees representing commitments to open a total of 78 and 201 new Jack in the Box and Qdoba restaurants, respectively, over the next five years.

•	Discontinued Operations. In September 2008, the Board of Directors approved plans to sell our Quick Stuff convenience stores to maximize the potential of the Jack in the Box and Qdoba Brands. In the fourth quarter of fiscal 2009, we successfully completed the sale of all 61 locations.

FINANCIAL REPORTING

The results of operations and cash flows for Quick Stuff are reflected as discontinued operations for all periods presented. Refer to Note 2, Discontinued Operations, in the notes to our consolidated financial statements for more information.

In 2009, restaurant operating costs have been separated into two components: “Payroll and employee benefits” and “Occupancy and other.” Prior year amounts have been adjusted to conform to this new method of presentation.

RESULTS OF OPERATIONS

The following table sets forth, unless otherwise indicated, the percentage relationship to total revenues of certain items included in our consolidated statements of earnings. This information is derived from the consolidated statements of earnings found elsewhere in this report.

CONSOLIDATED STATEMENTS OF EARNINGS DATA

	Fiscal Year
	2009	2008	2007

Revenues:
Restaurant sales	80.0%	82.8%	85.6%
Distribution sales	12.2%	10.8%	8.9%
Franchised restaurant revenues	7.8%	6.4%	5.5%

Total revenues	100.0%	100.0%	100.0%

Operating costs and expenses:
Food and packaging costs(1)	32.4%	33.4%	31.9%
Payroll and employee benefits(1)	29.7%	29.7%	30.0%
Occupancy and other(1)	21.7%	20.9%	20.3%
Company restaurant costs(1)	83.8%	83.9%	82.1%
Distribution costs of sales(1)	99.6%	99.3%	99.0%
Franchised restaurant costs(1)	40.6%	39.9%	40.4%
Selling, general and administrative expenses	11.4%	11.3%	11.6%
Gains on the sale of company-operated restaurants	(3.2)%	(2.6)%	(1.5)%
Earnings from operations	9.4%	8.5%	8.6%
Income tax rate(2)	37.7%	37.3%	35.6%

(1)	As a percentage of the related sales and/or revenues.

(2)	As a percentage of earnings from continuing operations and before income taxes.

Revenues

Restaurant sales decreased 6.0% in 2009 and 2.3% 2008, primarily reflecting the sale of Jack in the Box company-operated restaurants to franchisees. To a lesser extent, decreases in same-store sales at Jack in the Box restaurants in 2009 and Qdoba restaurants in both years also contributed to the sales decline. Additionally, in 2008, the loss of approximately 1,300 restaurant operating days due to the impact of Hurricane Ike contributed to the decline in restaurant sales. These decreases were partially offset by an increase in the number of Qdoba company-operated restaurants and, in 2008, modest increases in per store average (“PSA”) sales at Jack in the Box company-operated restaurants. Same-store sales at Jack in the Box company-operated restaurants decreased 1.2% in 2009 compared with a 0.2% increase in 2008 and include the impact of price increases of approximately 2.8% and 2.2%, respectively.

Distribution sales to Jack in the Box and Qdoba franchisees grew to $302.1 million in 2009 from $275.2 million in 2008 and $222.6 million in 2007. The increase in distribution sales in 2009 and 2008 primarily relates to an increase in the number of Jack in the Box and Qdoba franchised restaurants serviced by our distribution centers, partially offset by lower per store average volumes in 2009. Higher food costs in 2008 also contributed to the sales increase per comparison with 2007.

The following table reflects the detail of our franchised restaurant revenues in each year (dollars in thousands):

	2009	2008	2007

Royalties	$79,690	$68,811	$58,070
Rents	103,784	86,310	72,830
Franchise fees and other(1)	9,645	7,639	8,986

Franchised restaurant revenues	$193,119	$162,760	$139,886

% change	18.7%	16.4%	27.5%
Average number of franchised restaurants	1,215	1,068	918
Jack in the Box effective royalty rate	5.3%	5.1%	5.0%
Qdoba effective royalty rate	5.0%	5.0%	5.0%

(1)	Includes re-image contributions to franchisees of $3.7 million, $2.1 million and $0.1 million in 2009, 2008 and 2007, respectively, which were recorded as a reduction of franchised restaurant revenues.

The increase in franchised restaurant revenues is primarily attributable to an increase in the number of franchised restaurants reflecting the franchising of Jack in the Box company-operated restaurants and new restaurant development by Qdoba and Jack in the Box franchisees.

Operating Costs and Expenses

Food and packaging costs decreased to 32.4% of restaurant sales in 2009 from 33.4% in 2008 and compared with 31.9% in 2007. The decline in 2009 included the benefit of selling price increases, favorable product mix changes and margin improvement initiatives, offset in part by commodity cost increases of approximately 2.0%. In 2008, higher commodity costs, primarily cheese, shortening, eggs, and beef were partially offset by selling price increases.

Payroll and employee benefit costs improved to 29.7% of restaurant sales in 2009 and 2008 from 30.0% in 2007, due primarily to labor productivity initiatives and lower workers’ compensation costs which more than offset minimum wage increases.

Occupancy and other costs were 21.7% of restaurant sales in 2009, 20.9% in 2008 and 20.3% in 2007. The percent of sales increase in 2009 was due primarily to higher depreciation expense related to the ongoing re-image program at Jack in the Box restaurants and a kitchen enhancement project completed in 2008, higher rent and depreciation related to new restaurant development at Qdoba and sales deleverage at Jack in the Box and Qdoba restaurants, which were partially offset by lower utility costs. The percentage increase in 2008 is primarily attributable to higher utility costs and an increase in depreciation expense related to our re-image and kitchen enhancement programs.

Distribution costs of sales increased to $300.9 million in 2009 from $273.4 million in 2008 and $220.2 million in 2007, primarily reflecting increases in the related sales. These costs were 99.6% of distribution sales in 2009, 99.3% in 2008, and 99.0% in 2007. The percentage increase in 2009 compared with 2008 is due primarily to costs incurred in connection with outsourcing our transportation services and lower volumes. The percentage increase in 2008 primarily relates to higher fuel and delivery costs compared with 2007.

Franchised restaurant costs, principally rents and depreciation on properties leased to Jack in the Box franchisees, increased $13.4 million in 2009 and $8.5 million in 2008, due primarily to an increase in the number of franchised restaurants that sublease property from us as a result of our refranchising activities.

The following table sets forth the change in selling, general and administrative (“SG&A”) expense components between periods (in thousands):

	Increase/(Decrease)
	2009 vs. 2008	2008 vs. 2007

Advertising declines primarily related to refranchising strategy	$(6,807)	$(2,318)
Refranchising strategy overhead reduction	(1,412)	(5,006)
Severance	2,079	—
Incentive compensation	(25)	(9,631)
Preopening expenses	2,452	(272)
Facility charges including impairment and accelerated depreciation	(667)	2,674
Cash surrender value of insurance products used to fund certain nonqualified retirement plans, net	(2,731)	6,033
Insurance losses and legal settlements, net	72	4,847
Other	2,160	(517)

	$(4,879)	$(4,190)

Our contributions to the marketing fund, which are determined as a percentage of restaurant sales, decreased primarily due to our refranchising strategy and contributed to the decline in SG&A expenses in both 2009 and 2008. Additionally, in 2009, the partial recovery of prior year losses related to the cash surrender value of our COLI policies, net of changes in our non-qualified deferred compensation obligation supported by these policies, also contributed to the decrease. In 2009, these decreases were partially offset by higher preopening costs related to the opening of 43 Jack in the Box restaurants versus 23 in 2008, and severance costs. In 2008, the decrease in SG&A expenses also relates to lower incentive compensation and the impact of our refranchising strategy on field management and administrative expenses. These decreases were offset in part by losses on the cash surrender value of our COLI policies, net, losses related to hurricanes and an increase in facility charges related to the Jack in the Box re-image program, the kitchen enhancement project and the impairment of seven restaurants we continue to operate.

Gains on the sale of company-operated restaurants were $78.6 million, $66.3 million and $38.1 million in 2009, 2008 and 2007, respectively. The change in gains relates to the number of restaurants sold and the specific sales and cash flows of those restaurants. In 2009, we sold 194 Jack in the Box restaurants, compared with 109 in 2008, and 76 in 2007.

Interest Expense

Interest expense was $22.2 million, $28.1 million, and $32.1 million, in 2009, 2008 and 2007, respectively. The decreases in interest expense in 2009 and 2008 primarily relate to lower average interest rates which were partially offset by higher average borrowings in 2009. Fiscal 2007 also included a $1.9 million charge in the first quarter to write-off deferred financing fees in connection with the replacement of our credit facility.

Interest Income

Interest income was $1.4 million, $0.6 million, and $8.8 million, in 2009, 2008 and 2007, respectively. The increase in 2009 from a year ago primarily reflects interest earned on notes receivable. The decrease in 2008 compared with 2007 is due to lower average cash balances.

Income Taxes

The income tax provisions reflect effective tax rates of 37.7%, 37.3%, and 35.6% of pretax earnings from continuing operations in 2009, 2008 and 2007, respectively. The higher tax rates in 2009 and 2008 are primarily attributable to market performance of insurance investment products used to fund certain non-qualified retirement plans. Changes in the cash value of the insurance products are not deductible or taxable.

Earnings from Continuing Operations

Earnings from continuing operations were $131.0 million or $2.27 per diluted share, in 2009; $118.2 million or $1.99 per diluted share, in 2008; and $124.7 million or $1.85 per diluted share, in 2007.

Earnings from Discontinued Operations, Net

As described in the “Financial Reporting” section, Quick Stuff’s results of operations have been reported as discontinued operations. In 2009, the loss from discontinued operations, net was $12.6 million, reflecting the $15.0 million net of tax loss from the sale of Quick Stuff in the fourth quarter. Earnings from discontinued operations, net were $1.1 million and $0.9 million in 2008 and 2007, respectively.

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

Cash and cash equivalents increased $5.1 million to $53.0 million at September 27, 2009 from $47.9 million at the beginning of the fiscal year. This increase is primarily due to cash flows provided by operating activities, proceeds received from the sale of Quick Stuff and company-operated restaurants, and collections on notes receivable. These cash inflows were partially offset by cash used to repay borrowings under our revolving credit facility and purchase property and equipment. We generally reinvest available cash flows from operations to develop new restaurants or enhance existing restaurants, to repurchase shares of our common stock and to reduce debt.

Cash Flows.  The table below summarizes our cash flows from operating, investing and financing activities for each of the past three fiscal years (in thousands).

	2009	2008	2007

Total cash provided by (used in):
Operating activities:
Continuing operations	$147,324	$167,035	$173,757
Discontinued operations	1,426	5,349	4,764
Investing activities:
Continuing operations	(71,607)	(132,406)	(124,379)
Discontinued operations	30,648	(1,964)	(5,674)
Financing activities	(102,673)	(5,832)	(266,672)

Increase (decrease) in cash and cash equivalents	$5,118	$32,182	$(218,204)

Operating Activities.  Operating cash flows from continuing operations decreased $19.7 million in 2009 due to a decrease in earnings from continuing operations adjusted for non-cash items (primarily our provision for deferred income taxes), partially offset by fluctuations due to the timing of working capital receipts and disbursements. In 2008, cash flows from continuing operations decreased $6.7 million compared with 2007 primarily due to the timing of working capital receipts and disbursements, including an increase in pension contributions, partially offset by an increase in earnings from continuing operations adjusted for non-cash items. Operating cash flows from our discontinued operations were not material to our consolidated statements of cash flows.

Investing Activities.  Cash flows used in investing activities from continuing operations decreased $60.8 million compared with a year ago. This decrease is primarily due to an increase in cash proceeds from the sale of company-operated restaurants to franchisees, lower spending for purchases of property and equipment and an increase in collections on notes receivable, offset in part by an increase in spending related to assets held for sale and leaseback and cash used in 2009 to acquire Qdoba franchise-operated restaurants. In 2008, cash flows used in investing activities increased $8.0 million due to higher capital expenditures offset in part by an increase in proceeds from the sale of company-operated restaurants to franchisees and the impact of cash used in 2007 to acquire Qdoba restaurants previously operated by franchisees.

In 2009, cash flows provided by discontinued operations increased $32.6 million compared with a year ago due primarily to proceeds received in 2009 of $34.4 million related to the sale of our Quick Stuff convenience and fuel stores. In 2008, the decrease in cash flows used in investing activities relates to a decrease in capital expenditures.

Capital Expenditures.  The composition of capital expenditures used in continuing operations in each year follows (in thousands):

	2009	2008	2007

Jack in the Box:
New restaurants	$46,078	$35,751	$39,208
Restaurant facility improvements	69,856	116,670	87,380
Other, including corporate	18,377	10,943	13,036
Qdoba	19,189	15,241	8,884

Total capital expenditures used in continuing operations	$153,500	$178,605	$148,508

Our capital expenditure program includes, among other things, investments in new locations, restaurant remodeling, new equipment and information technology enhancements. In 2009, capital expenditures decreased due to lower spending related to our reimage program as well as the inclusion of a kitchen enhancement project and the purchase of our smoothie equipment in 2008, which also contributed to the increased spending in 2008 compared with 2007. The kitchen enhancements were designed to increase restaurant capacity for new product introductions while also reducing utility expense using energy-efficient equipment. The reimage program, which began in 2006, is an important part of the chain’s holistic brand-reinvention initiative and is intended to create a warm and inviting dining experience for Jack in the box guests. In 2009, we focused our reimage efforts on completing the restaurant exteriors as the majority of the Company’s business is conducted through the drive-thru. With the exteriors substantially completed, we will focus on reimaging restaurant interiors. As of September 27, 2009, approximately 53% of all company-operated restaurants feature all interior and exterior elements of the reimage program and we now expect system-wide completion by the end of fiscal year 2012.

In fiscal 2010, capital expenditures are expected to be approximately $125-$135 million, including investment costs related to the Jack in the Box restaurant re-image program. We plan to open approximately 30 new Jack in the Box and 15 new Qdoba company-operated restaurants in 2010.

Sale of Company-Operated Restaurants.  We have continued our strategy of selectively selling Jack in the Box company-operated restaurants to franchisees. In 2009, we generated cash proceeds and notes receivable of $116.5 million from the sale of 194 restaurants compared with $85.0 million in 2008 from the sale of 109 restaurants and $51.3 million in 2007 from the sale of 76 restaurants. Fiscal years 2009 and 2008 include $21.6 million and $27.9 million, respectively, of financing provided to facilitate the closing of certain transactions. The $20 million in notes receivable at September 28, 2008 related to franchising transactions was repaid in 2009. As of September 27, 2009, notes receivable related to refranchisings were $12.2 million, of which we anticipate approximately $4.5 million will be repaid in fiscal 2010. We expect total proceeds of $85-$95 million from the sale of 150-170 Jack in the Box restaurants in 2010.

Acquisition of Franchise-Operated Restaurants.  In the first quarter of 2009, Qdoba acquired 22 franchise-operated restaurants for approximately $6.8 million, net of cash received. The total purchase price was allocated to property and equipment, goodwill and other income. The restaurants acquired are located in Michigan and Los Angeles, which we believe provide good long-term growth potential consistent with our strategic goals. In the third quarter of 2007, Qdoba acquired nine franchise-operated restaurants for approximately $7.0 million in cash. The primary assets acquired include $2.5 million in net property and equipment and $4.5 million in goodwill.

Financing Activities.  Cash used in financing activities increased $96.8 million primarily attributable to cash used in 2009 for the repayment of borrowings under our revolving credit facility. In 2008, cash used in financing activities decreased due to a decrease in share repurchases and proceeds from the issuance of common stock, offset in part by a decrease in credit facility borrowings.

Financing.  Our credit facility is comprised of (i) a $150.0 million revolving credit facility maturing on December 15, 2011 and (ii) a term loan maturing on December 15, 2012, both bearing interest at London Interbank Offered Rate (“LIBOR”) plus 1.125%. As part of the credit agreement, we may request the issuance of up to $75.0 million in letters of credit, the outstanding amount of which reduces the net borrowing capacity under the agreement. The credit facility requires the payment of an annual commitment fee based on the unused portion of the credit facility. The credit facility’s interest rates and the annual commitment rate are based on a financial leverage ratio, as defined in the credit agreement. Our obligations under the credit facility are secured by first priority liens and security interests in the capital stock, partnership and membership interests owned by us and (or) our subsidiaries, and any proceeds thereof, subject to certain restrictions set forth in the credit agreement. Additionally, the credit agreement includes a negative pledge on all tangible and intangible assets (including all real and personal property) with customary exceptions. At September 27, 2009, we had no borrowings under the revolving credit facility, $415.0 million outstanding under the term loan and letters of credit outstanding of $35.5 million.

Loan origination costs associated with the credit facility were $7.4 million and are included as deferred costs in other assets, net in the consolidated balance sheet. Deferred financing fees of $1.9 million related to the prior credit facility were written-off in fiscal 2007 and are included in interest expense, net in the consolidated statement of earnings for the year ended September 30, 2007.

Covenants.  We are subject to a number of customary covenants under our credit facility, including limitations on additional borrowings, acquisitions, loans to franchisees, capital expenditures, lease commitments, stock repurchases and dividend payments, and requirements to maintain certain financial ratios. Following the end of each fiscal year, we may be required to prepay the term debt with a portion of our excess cash flows for such fiscal year, as defined in the credit agreement. Other events and transactions, such as certain asset sales, may also trigger an additional mandatory prepayment. In connection with the sale of Quick Stuff in 2009, we estimate we will be required to make a term loan prepayment of $21.0 million in February 2010, which will be applied to the remaining scheduled principal installments on a pro-rata basis.

Interest Rate Swaps.  To reduce our exposure to rising interest rates under our credit facility, we entered into two interest rate swaps that effectively converted $200.0 million of our variable rate term loan borrowings to a fixed-rate basis until April 1, 2010. These agreements have been designated as cash flow hedges with effectiveness assessed on changes in the present value of the term loan interest payments. There was no hedge ineffectiveness in 2009 or 2008. Accordingly, changes in the fair value of the interest rate swap contracts were recorded, net of taxes, as a component of accumulated other comprehensive loss in the Company’s consolidated balance sheets at the end of each period.

Repurchases of Common Stock.  In November 2007, the Board of Directors approved a program to repurchase up to $200.0 million in shares of our common stock over three years expiring November 9, 2010. During fiscal 2008, we repurchased 3.9 million shares at an aggregate cost of $100.0 million. As of September 27, 2009, the aggregate remaining amount authorized and available under our credit agreement for repurchase was $97.4 million.

In fiscal 2007, pursuant to a tender offer in December 2006, we accepted for purchase approximately 2.3 million shares of common stock for a total cost of $143.3 million. All shares repurchased were subsequently retired. In fiscal 2007, we also repurchased 3.2 million shares of stock for $220.1 million and 1.6 million shares for $100.0 million in connection with stock repurchase authorizations made by our Board of Directors in 2006 and 2005, respectively.

Share-based Compensation.  Proceeds from the issuance of common stock decreased $4.1 million in 2009 reflecting a decline in the exercise of employee stock options compared with 2008, which also resulted in a corresponding decrease in tax benefits from share-based compensation. As options granted are exercised, the Company will continue to receive proceeds and a tax deduction, but the amount and the timing of these cash flows cannot be reliably predicted as option holders’ decisions to exercise options will be largely driven by movements in the Company’s stock price.

Off-balance sheet arrangements.  Other than operating leases, we are not a party to any off-balance sheet arrangements that have, or are reasonably likely to have, a current or future material effect on our financial condition, changes in financial condition, results of operations, liquidity, capital expenditures or capital resources. We finance a portion of our new restaurant development through sale-leaseback transactions. These transactions involve selling restaurants to unrelated parties and leasing the restaurants back. Additional information regarding our operating leases is available in Item 2, Properties, and Note 8, Leases, of the notes to the consolidated financial statements.

Contractual obligations and commitments.  The following is a summary of our contractual obligations and commercial commitments as of September 27, 2009 (in thousands):

	Payments Due by Year
		Less than
	Total	1 Year	1-3 Years	3-5 Years	After 5 Years

Contractual Obligations:
Credit facility term loan(1)	$431,785	$74,212	$289,612	$67,961	$—
Revolving credit facility(1)	—	—	—	—	—
Capital lease obligations(1)	15,186	2,293	3,984	3,013	5,896
Operating lease obligations	1,850,492	203,673	381,886	339,703	925,230
Purchase commitments(2)	1,069,512	609,887	419,754	39,871	—
Benefit obligations(3)	56,036	27,996	5,655	5,790	16,595

Total contractual obligations	$3,423,011	$918,061	$1,100,891	$456,338	$947,721

Other Commercial Commitments:
Stand-by letters of credit(4)	$35,523	$35,523	$—	$—	$—

(1)	Obligations related to our credit facility, capital lease obligations, and other long-term debt obligations include interest expense estimated at interest rates in effect on September 27, 2009.

(2)	Includes purchase commitments for food, beverage, packaging items and certain utilities.

(3)	Includes expected payments associated with our defined benefit plans, postretirement benefit plans and our non-qualified deferred compensation plan through fiscal 2017.

(4)	Consists primarily of letters of credit for workers’ compensation and general liability insurance.

The contractual obligations and commitments table includes $24.8 million in contributions we expect to make to our pension plans in fiscal 2010. We maintain two pension plans, a noncontributory defined benefit pension plan (“qualified pension plan”) covering substantially all full-time employees and an unfunded supplemental executive plan (“non-qualified pension plan’). Our policy is to fund our qualified pension plan at amounts necessary to satisfy the minimum amount required by law, plus additional amounts as determined by management to improve the plan’s funded status. Based on the funding status of our qualified pension plan as of our last measurement date, we are not required to make a minimum contribution in 2010, however, we currently expect to make voluntary contributions of approximately $22.0 million during the fiscal year. Contributions beyond fiscal 2010 will depend on changes in the discount rate and returns on plan assets. As of September 27, 2009, our qualified pension plan had a projected benefit obligation (“PBO”) of $290.5 million and plan assets of $231.6 million, and our non-qualified pension plan had a PBO of $49.5 million.

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

Share-based Compensation — We offer share-based compensation plans to attract, retain and motivate key officers, non-employee directors and employees to work toward the financial success of the Company. Share-based compensation cost for our stock option grants is estimated at the grant date based on the award’s fair-value as calculated by an option pricing model and is recognized as expense ratably over the requisite service period. The option pricing models require various highly judgmental assumptions including volatility, forfeiture rates, and expected option life. If any of the assumptions used in the model change significantly, share-based compensation expense may differ materially in the future from that recorded in the current period.

Retirement Benefits — Our defined benefit and other postretirement plans’ costs and liabilities are determined using several statistical and other factors, which attempt to anticipate future events, including assumptions about the discount rate and expected return on plan assets. Our discount rate is set annually by us, with assistance from our actuaries, and is determined by considering the average of pension yield curves constructed of a population of high-quality bonds with a Moody’s or Standard and Poor’s rating of “AA” or better meeting certain other criteria. As of September 27, 2009, our discount rate was 6.16% for our defined benefit and postretirement benefit plans. Our expected long-term rate of return on assets is determined taking into consideration our projected asset allocation and economic forecasts prepared with the assistance of our actuarial consultants. As of September 27, 2009, our assumed expected long-term rate of return was 7.75% for our qualified defined benefit plan. The actuarial assumptions used may differ materially from actual results due to changing market and economic conditions, higher or lower turnover and retirement rates or longer or shorter life spans of participants. These differences may affect the amount of pension expense we record. A hypothetical 25 basis point reduction in the assumed discount rate and expected long-term rate of return on plan assets would have resulted in an estimated increase of $2.4 million and $4.7 million, respectively, in our fiscal 2010 pension expense. We expect our pension expense to increase in fiscal 2010 principally due to a decrease in our discount rate from 7.30% to 6.16%.

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

Long-lived Assets — Property, equipment and certain other assets, including amortized intangible assets, are reviewed for impairment when indicators of impairment are present. This review generally includes a restaurant-level analysis, except when we are actively selling a group of restaurants in which case we perform our impairment evaluations at the group level. Impairment evaluations for individual restaurants take into consideration a restaurant’s operating cash flows, the period of time since a restaurant has been opened or remodeled, refranchising expectations, and the maturity of the related market. Impairment evaluations for a group of restaurants take into consideration the group’s expected future cash flows and sales proceeds from bids received, if any, or fair market value based on, among other considerations, the specific sales and cash flows of those restaurants. If the assets of a restaurant or group of restaurants subject to our impairment evaluation are not recoverable based upon the forecasted, undiscounted cash flows, we recognize an impairment loss by the amount which the carrying value of the assets exceeds fair value. Our estimates of cash flows used to assess impairment are subject to a high degree of judgment and may differ from actual cash flows due to, among other things, economic conditions or changes in operating performance.

Goodwill and Other Intangibles — We also evaluate goodwill and intangible assets not subject to amortization annually or more frequently if indicators of impairment are present. If the determined fair values of these assets are less than the related carrying amounts, an impairment loss is recognized. The methods we use to estimate fair value include future cash flow assumptions, which may differ from actual cash flows due to, among other things, economic conditions or changes in operating performance. During the fourth quarter of fiscal 2009, we reviewed the carrying value of our goodwill and indefinite life intangible assets and determined that no impairment existed as of September 27, 2009.

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

FUTURE APPLICATION OF ACCOUNTING PRINCIPLES

In September 2006, the FASB issued authoritative guidance on fair value measurements. This guidance clarifies the definition of fair value, describes methods used to appropriately measure fair value, and expands fair value disclosure requirements. This guidance applies under other accounting pronouncements that currently require or permit fair value measurements and is effective for fiscal years beginning after November 15, 2007, and interim periods within those years. We adopted the provisions of the fair value measurement guidance for our financial assets and liabilities and have elected to defer adoption for our nonfinancial assets and liabilities until fiscal year

2010. We are currently in the process of assessing the impact this guidance may have on our consolidated financial statements related to our nonfinancial assets and liabilities.

In June 2009, the FASB issued authoritative guidance for consolidation, which changes the approach for determining which enterprise has a controlling financial interest in variable interest entity and requires more frequent reassessments of whether an enterprise is a primary beneficiary. This guidance is effective for annual periods beginning after November 15, 2009. We are currently in the process of assessing the impact this guidance may have on our consolidated financial statements.

Other accounting standards that have been issued or proposed by the FASB or other standards-setting bodies that do not require adoption until a future date are not expected to have a material impact on our consolidated financial statements upon adoption.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Our primary exposure to risks relating to financial instruments is changes in interest rates. Our credit facility, which is comprised of a revolving credit facility and a term loan, bears interest at an annual rate equal to the prime rate or LIBOR plus an applicable margin based on a financial leverage ratio. As of September 27, 2009, the applicable margin for the LIBOR-based revolving loans and term loan was set at 1.125%.

We use interest rate swap agreements to reduce exposure to interest rate fluctuations. At September 27, 2009, we had two interest rate swap agreements having an aggregate notional amount of $200.0 million expiring April 1, 2010. These agreements effectively convert a portion of our variable rate bank debt to fixed-rate debt and have an average pay rate of 4.875%, yielding a fixed-rate of 6.00% including the term loan’s applicable margin of 1.125%.

A hypothetical 100 basis point increase in short-term interest rates, based on the outstanding unhedged balance of our revolving credit facility and term loan at September 27, 2009 would result in an estimated increase of $2.2 million in annual interest expense.

We are also exposed to the impact of commodity and utility price fluctuations related to unpredictable factors such as weather and various other market conditions outside our control. Our ability to recover increased costs through higher prices is limited by the competitive environment in which we operate. From time to time, we enter into futures and option contracts to manage these fluctuations. At September 27, 2009, we had 20 natural gas Over the Counter Call Option agreements in place that represent approximately 33% of our total requirements for natural gas for the months of November 2009 through March 2010.

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

Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures

Based on an evaluation of the Company’s disclosure controls and procedures (as defined in Rules 13(a) — 15(e) and 15(d) — 15(e) of the Securities Exchange Act of 1934, as amended), as of the end of the Company’s fiscal year ended September 27, 2009, the Company’s Chief Executive Officer and Chief Financial Officer (its principal executive officer and principal financial officer, respectively) have concluded that the Company’s disclosure controls and procedures were effective.

Changes in Internal Control Over Financial Reporting

There have been no significant changes in the Company’s internal control over financial reporting that occurred during the Company’s fiscal quarter ended September 27, 2009 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Management assessed the effectiveness of the Company’s internal control over financial reporting as of September 27, 2009. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control-Integrated Framework. Management has concluded that, as of September 27, 2009, the Company’s internal control over financial reporting was effective based on these criteria.

The Company’s independent registered public accounting firm, KPMG LLP, has issued an audit report on the effectiveness of our internal control over financial reporting, which follows.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders
Jack in the Box Inc.:

We have audited Jack in the Box Inc.’s (the Company’s) internal control over financial reporting as of September 27, 2009, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, Jack in the Box Inc. maintained, in all material respects, effective internal control over financial reporting as of September 27, 2009, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Jack in the Box Inc. and subsidiaries as of September 27, 2009 and September 28, 2008, and the related consolidated statements of earnings, cash flows, and stockholders’ equity for the fifty-two weeks ended September 27, 2009, September 28, 2008 and September 30, 2007, and our report dated November 19, 2009, expressed an unqualified opinion on those consolidated financial statements.

/s/  KPMG LLP

San Diego, California
November 19, 2009

ITEM 9B.	OTHER INFORMATION

Not applicable.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

That portion of our definitive Proxy Statement appearing under the captions “Election of Directors — Committees of the Board of Directors Member Qualifications” and “Section 16(a) Beneficial Ownership Reporting Compliance” to be filed with the Commission pursuant to Regulation 14A within 120 days after September 27, 2009 and to be used in connection with our 2010 Annual Meeting of Stockholders is hereby incorporated by reference.

Information regarding executive officers is set forth in Item 1 of Part I of this Report under the caption “Executive Officers.”

That portion of our definitive Proxy Statement appearing under the caption “Audit Committee,” relating to the members of the Company’s Audit Committee and the Audit Committee financial expert, is also incorporated herein by reference.

That portion of our definitive Proxy Statement appearing under the caption “Other Business,” relating to the procedures by which stockholders may recommend candidates for director to the Nominating and Governance Committee of the Board of Directors, is also incorporated herein by reference.

We have adopted a Code of Ethics, which applies to all Jack in the Box Inc. directors, officers and employees, including the Chief Executive Officer, Chief Financial Officer, Controller and all of the financial team. The Code of Ethics is posted on the Company’s website, www.jackinthebox.com (under the “Investors — Corporate Governance — Code of Conduct” caption). We intend to satisfy the disclosure requirement regarding any amendment to, or waiver of, a provision of the Code of Ethics for the Chief Executive Officer, Chief Financial Officer and Controller or persons performing similar functions, by posting such information on our website. No such waivers have been issued during fiscal 2009.

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

The Company’s primary website can be found at www.jackinthebox.com. We make available free of charge at this website (under the caption “Investors — SEC Filings”) all of our reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, including our Annual Report on Form 10-K, our Quarterly Reports on Form 10-Q and our Current Reports on Form 8-K, and amendments to those reports. These reports are made available on the website as soon as reasonably practicable after their filing with, or furnishing to, the Securities and Exchange Commission.

ITEM 11.	EXECUTIVE COMPENSATION

That portion of our definitive Proxy Statement appearing under the caption “Executive Compensation” to be filed with the Commission pursuant to Regulation 14A within 120 days after September 27, 2009 and to be used in connection with our 2010 Annual Meeting of Stockholders is hereby incorporated by reference.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

That portion of our definitive Proxy Statement appearing under the caption “Security Ownership of Certain Beneficial Owners and Management” to be filed with the Commission pursuant to Regulation 14A within 120 days after September 27, 2009 and to be used in connection with our 2010 Annual Meeting of Stockholders is hereby incorporated by reference. Information regarding equity compensation plans under which Company common stock may be issued as of September 27, 2009 is set forth in Item 5 of this Report.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

That portion of our definitive Proxy Statement appearing under the caption “Certain Transactions,” if any, to be filed with the Commission pursuant to Regulation 14A within 120 days after September 27, 2009 and to be used in connection with our 2010 Annual Meeting of Stockholders is hereby incorporated by reference.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

That portion of our definitive Proxy Statement appearing under the caption “Independent Registered Public Accountant Fees and Services” to be filed with the Commission pursuant to Regulation 14A within 120 days after September 27, 2009 and to be used in connection with our 2010 Annual Meeting of Stockholders is hereby incorporated by reference.

PART IV

ITEM 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES

ITEM 15(a) (1) Financial Statements.  See Index to Consolidated Financial Statements on page F-1 of this Report.

ITEM 15(a) (2) Financial Statement Schedules.  Not applicable.

ITEM 15(a) (3) Exhibits.

Number		Description

3.1		Restated Certificate of Incorporation, as amended, which is incorporated herein by reference from the registrant’s Annual Report on Form 8-K dated September 24, 2007.
3	.1.1	Certificate of Amendment of Restated Certificate of Incorporation, which is incorporated herein by reference from the registrant’s Current Report on Form 10-K dated September 21, 2007.
3.2		Amended and Restated Bylaws, which are incorporated herein by reference from the registrant’s Current Report on Form 8-K dated July 30, 2009.
10.1		Credit Agreement dated as of December 15, 2006 by and among Jack in the Box Inc. and the lenders named therein, which is incorporated herein by reference from the registrant’s Current Report on Form 8-K dated December 15, 2006.
10.2		Collateral Agreement dated as of December 15, 2006 by and among Jack in the Box Inc. and the lenders named therein, which is incorporated herein by reference from the registrant’s Current Report on Form 8-K dated December 15, 2006.
10.3		Guaranty Agreement dated as of December 15, 2006 by and among Jack in the Box Inc. and the lenders named therein, which is incorporated herein by reference from the registrant’s Current Report on Form 8-K dated December 15, 2006.
10	.4*	Amended and Restated 1992 Employee Stock Incentive Plan, which is incorporated herein by reference from the registrant’s Registration Statement on Form S-8 (No. 333-26781) filed May 9, 1997.
10	.5*	Jack in the Box Inc. 2002 Stock Incentive Plan, which is incorporated herein by reference from the registrant’s Definitive Proxy Statement dated January 18, 2002 for the Annual Meeting of Stockholders’ on February 22, 2002.
10	.5.1*	Form of Restricted Stock Award for certain executives under the 2002 Stock Incentive Plan, which is incorporated herein by reference from the registrant’s Quarterly Report on Form 10-Q for the quarter ended January 19, 2003.
10	.6*	Amended and Restated Supplemental Executive Retirement Plan, which is incorporated herein by reference from the registrant’s Quarterly Report on Form 10-Q for the quarter ended January 18, 2009.

Number		Description

10	.6.1*	First Amendment dated as of August 2, 2002 to the Supplemental Executive Retirement Plan, which is incorporated herein by reference from registrant’s Annual Report on Form 10-K for the fiscal year ended September 29, 2002.
10	.6.2*	Second Amendment dated as of November 9, 2006 to the Supplemental Executive Retirement Plan, which is incorporated herein by reference from the registrant’s Annual Report on Form 10-K for the year ended October 1, 2006.
10	.6.3*	Third Amendment dated as of February 15, 2007 to the Supplemental Executive Retirement Plan, which is incorporated herein by reference from the registrant’s Quarterly Report on Form 10-Q for the quarter ended April 15, 2007.
10	.6.4*	Fourth and Fifth Amendments dated as of September 14, 2007 and November 8, 2007, respectively, to the Supplemental Executive Retirement Plan, which is incorporated herein by reference from the registrant’s Annual Report on Form 10-K for the year ended September 30, 2007.
10	.7*	Amended and Restated Performance Bonus Plan effective October 2, 2000, which is incorporated herein by reference from the registrant’s Definitive Proxy Statement dated January 13, 2006 for the Annual Meeting of Stockholders on February 17, 2006.
10	.8*	Amended and Restated Deferred Compensation Plan for Non-Management Directors effective November 9, 2006, which is incorporated herein by reference from the registrant’s Annual Report on Form 10-K for the year ended October 1, 2006.
10	.9*	Amended and Restated Non-Employee Director Stock Option Plan, which is incorporated herein by reference from the registrant’s Annual Report on Form 10-K for the fiscal year ended October 3, 1999.
10	.10*	Form of Compensation and Benefits Assurance Agreement for Executives, which is incorporated herein by reference from the registrant’s Quarterly Report on Form 10-Q for the quarter ended July 9, 2006.
10	.10.1*	Revised Form of Compensation and Benefits Assurance Agreement for Executives, which is incorporated herein by reference from the registrant’s Current Report on Form 8-K dated November 16, 2009.
10	.11*	Form of Indemnification Agreement between Jack in the Box Inc. and certain officers and directors, which is incorporated herein by reference from the registrant’s Annual Report on Form 10-K for the fiscal year ended September 29, 2002.
10	.13*	Amended and Restated Executive Deferred Compensation Plan, which is incorporated herein by reference from the registrant’s Quarterly Report on Form 10-Q for the quarter ended January 18, 2009.
10	.13.1*	First amendment dated September 14, 2007 to the Executive Deferred Compensation Plan, which is incorporated herein by reference from the registrant’s Annual Report on Form 10-K for the year ended September 30, 2007.
10	.14(a)*	Schedule of Restricted Stock Awards, which is incorporated herein by reference from the registrant’s Annual Report on Form 10-K for the year ended October 1, 2006.
10	.15*	Executive Retention Agreement between Jack in the Box Inc. and Gary J. Beisler, President and Chief Executive Officer of Qdoba Restaurant Corporation, which is incorporated herein by reference from the registrant’s Quarterly Report on Form 10-Q for the quarter ended April 13, 2003.
10	.16*	Amended and Restated 2004 Stock Incentive Plan, which is incorporated herein by reference from the registrant’s Current Report on Form 8-K dated February 24, 2005.
10	.16.1*	Form of Restricted Stock Award for officers and certain members of management under the 2004 Stock Incentive Plan, which is incorporated herein by reference from the registrant’s Quarterly Report on Form 10-Q for the quarter ended July 5, 2009.
10	.16.1(a)*	Form of Restricted Stock Award for executives of Qdoba Restaurant Corporation under the 2004 Stock Incentive Plan, which is incorporated herein by reference from the registrant’s Quarterly Report on Form 10-Q for the quarter ended July 5, 2009.
10	.16.2*	Form of Stock Option Awards under the 2004 Stock Incentive Plan, which is incorporated herein by reference from the registrant’s Quarterly Report on Form 10-Q for the quarter ended July 5, 2009.

Number		Description

10	.16.2(a)*	Form of Stock Option Award for officers of Qdoba Restaurant Corporation under the 2004 Stock Incentive Plan, which is incorporated herein by reference from the registrant’s Quarterly Report on Form 10-Q for the quarter ended July 5, 2009.
10	.16.3*	Jack in the Box Inc. Non-Employee Director Stock Option Award Agreement under the 2004 Stock Incentive Plan, which is incorporated herein by reference from the registrant’s Current Report on Form 8-K dated November 10, 2005.
10	.16.4*	Form of Restricted Stock Unit Award Agreement for officers and certain members of management under the 2004 Stock Incentive Plan, which is incorporated herein by reference from the registrant’s Quarterly Report on Form 10-Q for the quarter ended April 12, 2009.
10	.16.4(a)*	Form of Restricted Stock Unit Award Agreement for Non-Employee Director under the 2004 Stock Incentive Plan.
10	.16.5*	Form of Award Agreement under the 2004 Stock Incentive Plan.
10	.22*	Dr. David M. Theno’s Retirement and Release Agreement, which is incorporated herein by reference from the registrant’s Annual Report on Form 10-K for the year ended September 28, 2008.
10	.23*	Summary of Director Compensation effective fiscal 2007, which is incorporated herein by reference from the registrant’s Annual Report on Form 10-K for the year ended October 1, 2006.
23.1		Consent of Independent Registered Public Accounting Firm.
31.1		Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2		Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1		Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2		Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Management contract or compensatory plan.

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

Date: November 19, 2009

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ LINDA A. LANG Linda A. Lang	Chairman of the Board and Chief Executive Officer (principal executive officer)	November 19, 2009

/s/ JERRY P. REBEL Jerry P. Rebel	Executive Vice President and Chief Financial Officer (principal financial officer and principal accounting officer)	November 19, 2009

/s/ MICHAEL E. ALPERT Michael E. Alpert	Director	November 19, 2009

/s/ ANNE B. GUST Anne B. Gust	Director	November 19, 2009

/s/ WINIFRED M. WEBB Winifred M. Webb	Director	November 19, 2009

/s/ MURRAY H. HUTCHISON Murray H. Hutchison	Director	November 19, 2009

/s/ MICHAEL W. MURPHY Michael W. Murphy	Director	November 19, 2009

/s/ DAVID M. TEHLE David M. Tehle	Director	November 19, 2009

/s/ DAVID L. GOEBEL David L. Goebel	Director	November 19, 2009

Schedules not filed: All schedules have been omitted as the required information is inapplicable or the information is presented in the consolidated financial statements or related notes.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders
Jack in the Box Inc.:

We have audited the accompanying consolidated balance sheets of Jack in the Box Inc. and subsidiaries (the Company) as of September 27, 2009 and September 28, 2008, and the related consolidated statements of earnings, cash flows, and stockholders’ equity for the fifty-two weeks ended September 27, 2009, September 28, 2008 and September 30, 2007. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Jack in the Box Inc. and subsidiaries as of September 27, 2009 and September 28, 2008, and the results of their operations and their cash flows for the fifty-two weeks ended September 27, 2009, September 28, 2008 and September 30, 2007, in conformity with U.S. generally accepted accounting principles.

As discussed in note 1 to the consolidated financial statements, the Company changed its method of accounting for defined benefit plans in fiscal 2007 and its method of accounting for uncertainty in income taxes in fiscal 2008 due to the adoption of new accounting pronouncements.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Jack in the Box Inc.’s internal control over financial reporting as of September 27, 2009, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated November 19, 2009, expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

/s/  KPMG LLP

San Diego, CA
November 19, 2009

JACK IN THE BOX INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	September 27,	September 28,
	2009	2008
	(Dollars in thousands,
	except per share data)

ASSETS
Current assets:
Cash and cash equivalents	$53,002	$47,884
Accounts and other receivables, net	49,036	70,290
Inventories	37,675	45,206
Prepaid expenses	8,958	20,061
Deferred income taxes	44,614	46,166
Assets held for sale	99,612	112,994
Other current assets	7,152	7,480

Total current assets	300,049	350,081

Property and equipment, at cost:
Land	101,576	98,816
Buildings	936,351	863,461
Restaurant and other equipment	506,185	564,898
Construction in progress	58,135	71,572

	1,602,247	1,598,747
Less accumulated depreciation and amortization	(665,957)	(655,685)

Property and equipment, net	936,290	943,062

Intangible assets, net	18,434	19,249
Goodwill	85,843	85,789
Other assets, net	115,294	100,237

	$1,455,910	$1,498,418

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current maturities of long-term debt	$67,977	$2,331
Accounts payable	63,620	99,708
Accrued liabilities	206,100	213,631

Total current liabilities	337,697	315,670

Long-term debt, net of current maturities	357,270	516,250
Other long-term liabilities	234,190	161,277
Deferred income taxes	2,264	48,110
Stockholders’ equity:
Preferred stock $.01 par value, 15,000,000 authorized, none issued	—	—
Common stock $.01 par value, 175,000,000 shares authorized, 73,987,070 and 73,506,049 issued, respectively	740	735
Capital in excess of par value	169,440	155,023
Retained earnings	912,210	795,657
Accumulated other comprehensive loss, net	(83,442)	(19,845)
Treasury stock, at cost, 16,726,032 shares	(474,459)	(474,459)

Total stockholders’ equity	524,489	457,111

	$1,455,910	$1,498,418

See accompanying notes to consolidated financial statements.

JACK IN THE BOX INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF EARNINGS

	Fiscal Year
	2009	2008	2007
	(Dollars in thousands, except per share data)

Revenues:
Restaurant sales	$1,975,842	$2,101,576	$2,150,985
Distribution sales	302,135	275,225	222,560
Franchised restaurant revenues	193,119	162,760	139,886

	2,471,096	2,539,561	2,513,431

Operating costs and expenses:
Food and packaging costs	640,386	701,051	685,179
Payroll and employee benefits	587,551	624,600	644,283
Occupancy and other	428,509	438,492	436,588

Company restaurant costs	1,656,446	1,764,143	1,766,050
Distribution costs of sales	300,934	273,369	220,240
Franchised restaurant costs	78,414	64,955	56,491
Selling, general and administrative expenses	282,676	287,555	291,745
Gains on the sale of company-operated restaurants	(78,642)	(66,349)	(38,091)

	2,239,828	2,323,673	2,296,435

Earnings from operations	231,268	215,888	216,996
Interest expense	22,155	28,070	32,127
Interest income	(1,388)	(642)	(8,792)

Interest expense, net	20,767	27,428	23,335
Earnings before income taxes	210,501	188,460	193,661
Income taxes	79,455	70,251	68,982

Earnings from continuing operations	131,046	118,209	124,679
Earnings (losses) from discontinued operations, net	(12,638)	1,070	904

Net earnings	$118,408	$119,279	$125,583

Net earnings per share — basic:
Earnings from continuing operations	$2.31	$2.03	$1.91
Earnings (losses) from discontinued operations	(0.23)	0.02	0.01

Net earnings per share	$2.08	$2.05	$1.92

Net earnings per share — diluted:
Earnings from continuing operations	$2.27	$1.99	$1.85
Earnings (losses) from discontinued operations	(0.22)	0.02	0.02

Net earnings per share	$2.05	$2.01	$1.87

Weighted-average shares outstanding:
Basic	56,795	58,249	65,314
Diluted	57,733	59,445	67,263

See accompanying notes to consolidated financial statements.

JACK IN THE BOX INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Fiscal Year
	2009	2008	2007
	(Dollars in thousands)

Cash flows from operating activities:
Net earnings	$118,408	$119,279	$125,583
Loss (earnings) from discontinued operations, net	12,638	(1,070)	(904)

Net earnings from continuing operations	131,046	118,209	124,679
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	100,830	96,943	90,700
Deferred finance cost amortization	1,461	1,462	1,443
Deferred income taxes	(15,331)	6,643	(14,688)
Share-based compensation expense	9,341	10,566	12,640
Pension and postretirement expense	12,243	14,433	15,777
Losses (gains) on cash surrender value of company-owned life insurance	1,910	8,172	(7,639)
Gains on the sale of company-operated restaurants, net	(78,642)	(66,349)	(38,091)
Gains on the acquisition of franchise-operated restaurants	(958)	—	—
Losses on the disposition of property and equipment, net	12,666	16,412	15,898
Loss on early retirement of debt	—	—	1,939
Impairment charges and other	6,586	3,507	1,347
Changes in assets and liabilities, excluding acquisitions and dispositions:
Receivables	3,519	(9,172)	(10,277)
Inventories	7,596	(4,452)	(4,720)
Prepaid expenses and other current assets	11,496	7,026	(5,915)
Accounts payable	(14,975)	4,167	13,075
Pension and postretirement contributions	(26,233)	(25,012)	(14,795)
Other	(15,231)	(15,520)	(7,616)

Cash flows provided by operating activities from continuing operations	147,324	167,035	173,757

Cash flows provided by operating activities from discontinued operations	1,426	5,349	4,764

Cash flows provided by operating activities	148,750	172,384	178,521

Cash flows from investing activities:
Purchases of property and equipment	(153,500)	(178,605)	(148,508)
Proceeds from the sale of company-operated restaurants	94,927	57,117	51,256
Purchase of assets held for sale and leaseback, net	(36,824)	(14,003)	(15,396)
Collections on notes receivable	31,539	7,942	122
Acquisition of franchise-operated restaurants	(6,760)	—	(6,960)
Other	(989)	(4,857)	(4,893)

Cash flows used in investing activities from continuing operations	(71,607)	(132,406)	(124,379)

Cash flows provided by (used in) investing activities from discontinued operations	30,648	(1,964)	(5,674)

Cash flows used in investing activities	(40,959)	(134,370)	(130,053)

Cash flows from financing activities:
Borrowings on revolving credit facility	541,000	650,000	—
Repayments of borrowings on revolving credit facility	(632,000)	(559,000)	—
Borrowings under term loan	—	—	475,000
Principal payments on debt	(2,334)	(5,722)	(333,931)
Payment of debt costs	—	—	(7,357)
Proceeds from issuance of common stock	4,574	8,642	27,809
Repurchase of common stock	—	(100,000)	(463,402)
Excess tax benefits from share-based compensation arrangements	664	3,346	17,533
Change in book overdraft	(14,577)	(3,098)	17,676

Cash flows used in financing activities	(102,673)	(5,832)	(266,672)

Net increase (decrease) in cash and cash equivalents	5,118	32,182	(218,204)
Cash and cash equivalents at beginning of period	47,884	15,702	233,906

Cash and cash equivalents at end of period	$53,002	$47,884	$15,702

See accompanying notes to consolidated financial statements.

JACK IN THE BOX INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

					Accumulated
			Capital in		Other
	Number of		Excess of	Retained	Comprehensive	Treasury
	Shares	Amount	par Value	Earnings	Loss, Net	Stock	Total
	(Dollars in thousands)

Balance at October 1, 2006	75,640,701	$756	$431,338	$550,795	$(1,796)	$(274,459)	$706,634
Shares issued under stock plans, including tax benefit	2,374,470	24	45,685	—	—	—	45,709
Share-based compensation	—	—	12,640	—	—	—	12,640
Reclass of non-management director stock equivalents as equity-based awards	—	—	5,765	—	—	—	5,765
Purchase of treasury stock	—	—	—	—	—	(100,000)	(100,000)
Repurchase and retirement of common stock	(5,500,000)	(55)	(363,347)	—	—	—	(363,402)
Retirement plans’ adjustment in connection with funded status guidance, net	—	—	—	—	(24,249)	—	(24,249)
Comprehensive income:
Net earnings	—	—	—	125,583	—	—	125,583
Unrealized/realized losses on interest rate swaps, net	—	—	—	—	(1,488)	—	(1,488)
Additional minimum pension liability, net	—	—	—	—	2,393	—	2,393

Total comprehensive income	—	—	—	125,583	905	—	126,488

Balance at September 30, 2007	72,515,171	725	132,081	676,378	(25,140)	(374,459)	409,585
Shares issued under stock plans, including tax benefit	990,878	10	12,376	—	—	—	12,386
Share-based compensation	—	—	10,566	—	—	—	10,566
Purchase of treasury stock	—	—	—	—	—	(100,000)	(100,000)
Comprehensive income:
Net earnings	—	—	—	119,279	—	—	119,279
Unrealized losses on interest rate swaps, net	—	—	—	—	(1,984)	—	(1,984)
Amortization of unrecognized actuarial gain and prior service cost, net	—	—	—	—	7,279	—	7,279

Total comprehensive income	—	—	—	119,279	5,295	—	124,574

Balance at September 28, 2008	73,506,049	735	155,023	795,657	(19,845)	(474,459)	457,111
Shares issued under stock plans, including tax benefit	481,021	5	5,076	—	—	—	5,081
Share-based compensation	—	—	9,341	—	—	—	9,341
Change in pension and postretirement plans’ measurement date, net	—	—	—	(1,855)	40	—	(1,815)
Comprehensive income:
Net earnings	—	—	—	118,408	—	—	118,408
Unrealized gains on interest rate swaps, net	—	—	—	—	21	—	21
Amortization of unrecognized actuarial loss and prior service cost, net	—	—	—	—	(63,658)	—	(63,658)

Total comprehensive income	—	—	—	118,408	(63,637)	—	54,771

Balance at September 27, 2009	73,987,070	$740	$169,440	$912,210	$(83,442)	$(474,459)	$524,489

See accompanying notes to consolidated financial statements.

JACK IN THE BOX INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of operations — Founded in 1951, Jack in the Box Inc. (the “Company”) operates and franchises Jack in the Box® quick-service restaurants and Qdoba Mexican Grill® (“Qdoba”) fast-casual restaurants in 45 states. The following summarizes the number of restaurants:

	2009	2008	2007

Jack in the Box:
Company-operated	1,190	1,346	1,436
Franchised	1,022	812	696

Total system	2,212	2,158	2,132

Qdoba:
Company-operated	157	111	90
Franchised	353	343	305

Total system	510	454	395

References to the Company throughout these notes to the consolidated financial statements are made using the first person notations of “we,” “us” and “our.”

Basis of presentation — The accompanying consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles and the rules and regulations of the Securities and Exchange Commission (“SEC”). During fiscal 2009, we sold all of our Quick Stuff® convenience stores and fuel stations. These stores and their related activities have been presented as discontinued operations for all periods presented. Refer to Note 2, Discontinued Operations, for additional information. Unless otherwise noted, amounts and disclosures throughout these Notes to Consolidated Financial Statements relate to our continuing operations.

Principles of consolidation — The consolidated financial statements include the accounts of the Company, its wholly-owned subsidiaries and the accounts of any variable interest entities where we are deemed the primary beneficiary. All significant intercompany transactions are eliminated.

Reclassifications and adjustments — Certain prior year amounts in the consolidated financial statements have been reclassified to conform to the fiscal 2009 presentation, including the separation of restaurant operating costs into two components; payroll and employee benefits, and occupancy and other. We believe the additional detail provided is useful when analyzing the operating results of our restaurants.

Fiscal year — Our fiscal year is 52 or 53 weeks ending the Sunday closest to September 30. Fiscal years 2009, 2008 and 2007 include 52 weeks.

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

Accounts and other receivables, net is primarily comprised of receivables from franchisees, tenants and credit card processors. Franchisee receivables primarily include rents, royalties, and marketing fees associated with the franchise agreements and receivables arising from distribution services provided to most franchisees. Tenant receivables relate to subleased properties where we are on the master lease agreement. We charge interest on past due accounts receivable and accrue interest on notes receivable based on the contractual terms. The allowance for

JACK IN THE BOX INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

doubtful accounts is based on historical experience and a review of existing receivables. Changes in accounts and other receivables are classified as an operating activity in the consolidated statements of cash flows.

Inventories are valued at the lower of cost or market on a first-in, first-out basis. Changes in inventories are classified as an operating activity in the consolidated statements of cash flows.

Assets held for sale typically represent the costs for new sites and existing sites that we plan to sell and lease back within the next year. Gains or losses realized on sale-leaseback transactions are deferred and amortized to income over the lease terms. Assets held for sale also includes the net book value of equipment we plan to sell to franchisees and assets sold in connection with our disposition of our Quick Stuff convenience and fuel stores. Assets held for sale consisted of the following at each year-end:

	2009	2008

Sites held for sale and leaseback	$99,612	$62,309
Quick Stuff assets held for sale	—	49,656
Assets held for sale to franchisees	—	1,029

Assets held for sale	$99,612	$112,994

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

Buildings, equipment, and leasehold improvements are generally depreciated using the straight-line method based on the estimated useful lives of the assets, over the initial lease term for certain assets acquired in conjunction with the lease commencement for leased properties, or the remaining lease term for certain assets acquired after the commencement of the lease for leased properties. In certain situations, one or more option periods may be used in determining the depreciable life of assets related to leased properties if we deem that an economic penalty would be incurred otherwise. In either circumstance, our policy requires lease term consistency when calculating the depreciation period, in classifying the lease and in computing straight-line rent expense. Building and leasehold improvement assets are assigned lives that range from three to 35 years, and equipment assets are assigned lives that range from two to 35 years.

Impairment of long-lived assets — We evaluate our long-lived assets, such as property and equipment, for impairment whenever indicators of impairment are present. This review generally includes a restaurant-level analysis, except when we are actively selling a group of restaurants in which case we perform our impairment evaluations at the group level. Impairment evaluations for individual restaurants take into consideration a restaurant’s operating cash flows, the period of time since a restaurant has been opened or remodeled, refranchising expectations, and the maturity of the related market. Impairment evaluations for a group of restaurants takes into consideration the group’s expected future cash flows and sales proceeds from bids received, if any, or fair market value based on, among other considerations, the specific sales and cash flows of those restaurants. If the assets of a restaurant or group of restaurants subject to our impairment evaluation are not recoverable based upon the forecasted, undiscounted cash flows, we recognize an impairment loss by the amount which the carrying value of the assets exceeds fair value. Long-lived assets that are held for disposal are reported at the lower of their carrying value or fair value, less estimated costs to sell.

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

Goodwill and intangible assets not subject to amortization are evaluated for impairment annually or more frequently if indicators of impairment are present. If the determined fair values of these assets are less than the related carrying amounts, an impairment loss is recognized. We performed our annual impairment tests of goodwill and non-amortized intangible assets in the fourth quarter of fiscal 2009 and determined there was no impairment.

Company-owned life insurance — We have purchased company-owned life insurance (“COLI”) policies to support our non-qualified benefit plans. The cash surrender values of these policies were $66.9 million and $65.3 million as of September 27, 2009 and September 28, 2008, respectively, and are included in other assets, net in the accompanying consolidated balance sheets. Changes in cash surrender values are included in selling, general and administrative expenses in the accompanying consolidated statements of earnings. These policies reside in an umbrella trust for use only to pay plan benefits to participants or to pay creditors if the Company becomes insolvent. As of September 27, 2009 and September 28, 2008, the trust also included cash of $1.4 million in both years.

Leases — We review all leases for capital or operating classification at their inception under the Financial Accounting Standards Board (“FASB”) authoritative guidance for leases. Our operations are primarily conducted under operating leases. Within the provisions of certain leases, there are rent holidays and escalations in payments over the base lease term, as well as renewal periods. The effects of the holidays and escalations have been reflected in rent expense on a straight-line basis over the expected lease term. Differences between amounts paid and amounts expensed are recorded as deferred rent. The lease term commences on the date when we have the right to control the use of the leased property. Certain leases also include contingent rent provisions based on sales levels, which are accrued at the point in time we determine that it is probable such sales levels will be achieved.

Retirement plans — In fiscal 2007, we adopted the authoritative guidance issued by the FASB which required an employer to recognize in its statement of financial position the funded status of a benefit plan and recognize as a component of other comprehensive income, net of tax, the gains or losses and prior service costs or credits that arise but are not recognized as components of net periodic benefit costs pursuant to prior existing guidance. The adoption resulted in an after-tax adjustment to accumulated other comprehensive income (loss) of $20.2 million related to a reclassification of unrecognized actuarial gains and losses from assets and liabilities to a component of accumulated other comprehensive income (loss), as well as a requirement to recognize over and under funding of our pension and post-retirement health plans.

On September 29, 2008, we adopted the authoritative guidance issued by the FASB, which requires that companies measure their retirement plan assets and benefit obligations at the end of their fiscal year. Refer to Note 11, Retirement Plans, for additional information and disclosures related to our defined benefit and post retirement plans.

Fair value measurements — On September 29, 2008, we adopted the authoritative guidance issued by the FASB, which defines fair value, establishes a framework for measuring fair value and enhances disclosures about fair value measurements, for our financial assets and liabilities. The adoption did not have a material impact on our consolidated financial statements. As permitted by the authoritative guidance, we elected to defer the fair value guidance for our non-financial assets and liabilities until the first quarter of fiscal 2010. Refer to Note 5, Fair Value Measurements, for disclosure related to our financial assets and liabilities measured at fair value.

Franchise arrangements — Franchise arrangements generally provide for franchise fees and continuing fees based upon a percentage of sales. Among other things, a franchisee may be provided the use of land and building, generally for a period of 20 years, and is required to pay negotiated rent, property taxes, insurance and maintenance. In order to renew a franchise agreement upon expiration, a franchisee must obtain the Company’s approval and pay then current fees. Expenses associated with the issuance of the franchise are expensed as incurred.

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

Franchise fees are recorded as revenue when we have substantially performed all of our contractual obligations. Franchise royalties are recorded in revenues on an accrual basis. Certain franchise rents, which are contingent upon sales levels, are recognized in the period in which the contingency is met. In addition, we recognize gains from the sale of company-operated restaurants to franchisees which are recorded when the sales are consummated and certain other gain recognition criteria are met and are presented as a reduction of operating costs and expenses in the accompanying consolidated statements of earnings.

The following is a summary of initial franchise fees received and gains recognized on the sale of restaurants to franchisees (dollars in thousands):

	2009	2008	2007

Number of restaurants sold to franchisees	194	109	76
Number of new restaurants opened by franchisees	59	71	93

Initial franchise fees received	$10,538	$7,303	$6,355

Cash proceeds from the sale of company-operated restaurants	$94,927	$57,117	$51,256
Notes receivable(1)	21,575	27,928	—
Net assets sold (primarily property and equipment)	(35,378)	(16,864)	(11,995)
Goodwill related to the sale of company-operated restaurants	(2,482)	(1,832)	(1,170)

Gains on the sale of company-operated restaurants(2)	$78,642	$66,349	$38,091

(1)	Temporary financing was provided to franchisees to facilitate the closing of certain refranchising transactions.

(2)	In 2009, we recognized a loss of $2.4 million relating to the anticipated sale of a lower-performing Jack in the Box company-operated market.

Gift cards — We sell gift cards to our customers in our restaurants and through selected third parties. The gift cards sold to our customers have no stated expiration dates and are subject to actual and/or potential escheatment rights in several of the jurisdictions in which we operate. We recognize income from gift cards when redeemed by the customer.

While we will continue to honor all gift cards presented for payment, we may determine the likelihood of redemption to be remote for certain card balances due to, among other things, long periods of inactivity. In these circumstances, to the extent we determine there is no requirement for remitting balances to government agencies under unclaimed property laws, card balances may be recognized as a reduction to selling, general and administrative expenses in the accompanying consolidated statements of earnings.

Income recognized on unredeemed gift card balances was $0.7 million and $1.0 million in fiscal 2009 and 2008, respectively. No income from unredeemed gift cards (“breakage”) was recognized prior to fiscal 2008 due to, among other things, insufficient gift card history necessary to estimate our potential breakage.

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

Advertising costs — We maintain marketing funds which include contributions of approximately 5% and 1% of sales at all company-operated Jack in the Box and Qdoba restaurants, respectively, as well as contractual marketing fees paid monthly by franchisees. Production costs of commercials, programming and other marketing activities are charged to the marketing funds when the advertising is first used for its intended purpose, and the costs of advertising are charged to operations as incurred. Our contributions to the marketing funds and other marketing expenses, which are included in selling, general, and administrative expenses in the accompanying consolidated statements of earnings, were $100.1 million, $106.9 million and $109.5 million in 2009, 2008 and 2007, respectively.

Share-based compensation — At the beginning of fiscal 2006, we adopted the fair value recognition provisions as required by the FASB authoritative guidance on stock compensation, which generally requires, among other things, that all employee share-based compensation be measured using a fair value method and that the resulting compensation cost be recognized in the financial statements.

Compensation expense for our share-based compensation awards is generally recognized on a straight-line basis during the service period of the respective grant. Certain awards accelerate vesting upon the recipient’s retirement from the Company. In these cases, for awards granted prior to October 3, 2005, we recognize compensation costs over the service period and accelerate any remaining unrecognized compensation when the employee retires. For awards granted after October 2, 2005, we recognize compensation costs over the shorter of the vesting period or the period from the date of grant to the date the employee becomes eligible to retire. For awards granted prior to October 3, 2005, had we recognized compensation cost over the shorter of the vesting period or the period from the date of grant to becoming retirement eligible, compensation costs recognized would not have been materially different.

Income taxes — Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases, as well as tax loss and credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. We recognize interest and, when applicable, penalties related to unrecognized tax benefits as a component of our income tax provision.

In fiscal 2007, we adopted the authoritative guidance issued by the FASB which clarified the accounting for income taxes by prescribing a minimum probability threshold that a tax position must meet before a financial statement benefit is recognized. The minimum threshold is defined as a tax position that is more likely than not to be sustained upon examination by the applicable taxing authority, including resolution of any related appeals or litigation processes, based on the technical merits of the position. The adoption did not have a material impact on our consolidated financial statements.

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

All derivatives are recognized on the consolidated balance sheets at fair value based upon quoted market prices. Changes in the fair values of derivatives are recorded in earnings or other comprehensive income, based on whether the instrument is designated as a hedge transaction. Gains or losses on derivative instruments reported in

JACK IN THE BOX INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

other comprehensive income are classified to earnings in the period the hedged item affects earnings. If the underlying hedge transaction ceases to exist, any associated amounts reported in other comprehensive income are reclassified to earnings at that time. Any ineffectiveness is recognized in earnings in the current period. At September 27, 2009, we had two interest rate swaps in effect, no outstanding commodity derivatives and an immaterial amount of utility derivatives. Refer to Note 5, Fair Value Measurements, and Note 6, Derivative Instruments, for additional information regarding our derivative instruments.

Contingencies — We recognize liabilities for contingencies when we have an exposure that indicates it is probable that an asset has been impaired or that a liability has been incurred and the amount of impairment or loss can be reasonably estimated.

Variable interest entities — The FASB authoritative guidance on consolidation requires the primary beneficiary of a variable interest entity to consolidate that entity. The primary beneficiary of a variable interest entity is the party that absorbs a majority of the variable interest entity’s expected losses, receives a majority of the entity’s expected residual returns, or both, because of ownership, contractual or other financial interests in the entity. Refer to Note 15, Variable Interest Entities, for additional information regarding our variable interest entities.

Segment reporting — An operating segment is defined as a component of an enterprise that engages in business activities from which it may earn revenues and incur expenses, and about which separate financial information is regularly evaluated by our chief operating decision makers in deciding how to allocate resources. Similar operating segments can be aggregated into a single operating segment if the businesses are similar. We operate our business in two operating segments, Jack in the Box and Qdoba. Refer to Note 17, Segment Reporting, for additional discussion regarding our segments.

Effect of new accounting pronouncements — In June 2009, FASB established the FASB Accounting Standards Codificationtm (“Codification”) to become the source of authoritative U.S. generally accepted accounting principles (“GAAP”) recognized by the FASB to be applied by nongovernmental entities, except for SEC rules and interpretive releases, which is also authoritative guidance for SEC registrants. The Codification does not change GAAP, except in limited circumstances, and the content of the Codification carries the same level of GAAP authority. The GAAP hierarchy has been modified to include only two levels of GAAP: authoritative and nonauthoritative. We adopted the Codification in the fourth quarter of fiscal 2009 and as a result, references to legacy GAAP accounting pronouncements in our financial statement disclosures have been modified to reflect plain English descriptions.

Subsequent events — Subsequent events have been evaluated through November 19, 2009, the date our financial statements were available to be issued.

2.	DISCONTINUED OPERATIONS

In October 2008, we announced the decision to sell our 61 Quick Stuff convenience stores, which included a major-branded fuel station developed adjacent to a full-size Jack in the Box restaurant, to maximize the potential of our Jack in the Box and Qdoba brands. The assets and liabilities associated with Quick Stuff were classified as held for sale in the consolidated balance sheet for the fiscal year ended September 28, 2008, and the operating results have been classified as discontinued operations for all periods presented.

In the fourth quarter of fiscal 2009, we completed the sale of all 61 locations. We received cash proceeds of $34.4 million and recorded a loss on disposition of $24.3 million, or $15.0 million net of taxes, included in earnings (losses) from discontinued operations, net in the accompanying consolidated statement of earnings for fiscal 2009. The loss on disposition includes an impairment charge of $22.4 million related to building assets retained by us and leased to the buyers as part of the sale agreements. The net assets sold totaled approximately $25.7 million and consisted primarily of property and equipment of $24.8 million.

JACK IN THE BOX INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Revenue and operating income from discontinued operations for fiscal 2009 (through the date of sale), 2008 and 2007 were as follows (in thousands):

	2009	2008	2007

Revenue	$272,202	$461,888	$362,547
Operating (losses) income	(20,439)	1,749	1,500

3.	ACQUISITIONS

We account for the acquisition of franchised restaurants using the purchase method of accounting pursuant to the FASB authoritative guidance on business combinations. During the quarter ended January 18, 2009, we acquired 22 Qdoba restaurants from franchisees for net consideration of $6.8 million. The total purchase was allocated to property and equipment, goodwill and other income.

4.	GOODWILL AND INTANGIBLE ASSETS, NET

The changes in the carrying amount of goodwill during 2009 and 2008 by operating segment were as follows (in thousands):

	Jack in the Box	Qdoba	Total

Balance at September 30, 2007	$58,824	$28,797	$87,621
Sale of company-operated restaurants to franchisees	(1,832)	—	(1,832)

Balance at September 28, 2008	56,992	28,797	85,789
Acquisition of franchised restaurants	—	2,536	2,536
Sale of company-operated restaurants to franchisees	(2,482)	—	(2,482)

Balance at September 27, 2009	$54,510	$31,333	$85,843

Intangible assets, net consist of the following as of September 27, 2009 and September 28, 2008 (in thousands):

	2009	2008

Amortized intangible assets:
Gross carrying amount	$17,679	$19,249
Less accumulated amortization	(8,045)	(8,800)

Net carrying amount	9,634	10,449

Unamortized intangible assets:
Trademark	8,800	8,800

Net carrying amount	$18,434	$19,249

Amortized intangible assets include lease acquisition costs and acquired franchise contracts. The weighted-average life of the amortized intangible assets is approximately 26 years. Total amortization expense related to intangible assets was $0.8 million, $0.8 million, and $0.9 million in fiscal years 2009, 2008 and 2007, respectively.

JACK IN THE BOX INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table summarizes, as of September 27, 2009, the estimated amortization expense for each of the next five fiscal years (in thousands):

Fiscal Year

2010	$734
2011	733
2012	721
2013	687
2014	658

Total	$3,533

5.	FAIR VALUE MEASUREMENTS

The following table presents the financial assets and liabilities measured at fair value on a recurring basis as of September 27, 2009 (in thousands):

		Fair Value Measurements
		Quoted Prices
		in Active		Significant
		Markets for	Significant Other	Unobservable
	September 27,	Identical Assets	Observable Inputs	Inputs
	2009	(Level 1)	(Level 2)	(Level 3)

Interest rate swaps(1) (Note 6)	$4,615	$—	$4,615	$—
Non-qualified deferred compensation plan(2)	34,194	34,194	—	—

Total liabilities at fair value	$38,809	$34,194	$4,615	$—

(1)	We entered into interest rate swaps to reduce our exposure to rising interest rates on our variable debt. The fair value of our interest rate swaps are based upon valuation models as reported by our counterparties.

(2)	We maintain an unfunded defined contribution plan for key executives and other members of management excluded from participation in our qualified savings plan. The fair value of this obligation is based on the closing market prices of the participants’ elected investments.

The fair values of cash and cash equivalents, accounts and other receivables, accounts payable and accrued liabilities approximate their carrying amounts due to their short maturities. The fair values of each of our long-term debt instruments are based on quoted market values, where available, or on the amount of future cash flows associated with each instrument, discounted using our current borrowing rate for similar debt instruments of comparable maturity. At September 27, 2009, the fair value of our term loan approximated $402.6 million compared with its carrying value of $415.0 million. The estimated fair values of our capital lease obligations approximated their carrying values as of September 27, 2009.

6.	DERIVATIVE INSTRUMENTS

Objectives and strategies — We are exposed to interest rate volatility with regard to our variable rate debt. To reduce our exposure to rising interest rates, in March 2007, we entered into two interest rate swap agreements that effectively converted $200.0 million of our variable rate term loan borrowings to a fixed rate basis until April 1, 2010. These agreements have been designated as cash flow hedges under the terms of the FASB authoritative guidance for derivatives and hedging with effectiveness assessed based on changes in the present value of the term loan interest payments. As such, the gains or losses on these derivatives are reported in other comprehensive income (“OCI”).

JACK IN THE BOX INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

We are also exposed to the impact of utility price fluctuations related to unpredictable factors such as weather and various other market conditions outside our control. Our ability to recover increased costs through higher prices is limited by the competitive environment in which we operate. Therefore, from time to time, we enter into futures and option contracts to manage these fluctuations. These contracts have not been designated as hedging instruments under the FASB authoritative guidance for derivatives and hedging.

Financial position — The following derivative instruments were outstanding as of the end of each period (in thousands):

	September 27, 2009		September 28, 2008
	Balance		Balance
	Sheet	Fair	Sheet	Fair
	Location	Value	Location	Value

Derivatives designated hedging instruments:
Interest rate swaps (Note 5)	Accrued liabilities	$4,615	Accrued liabilities	$4,657
Derivatives not designated hedging instruments:
Natural gas contracts	Accrued liabilities	—	Accrued liabilities	840

Total derivatives		$4,615		$5,497

Financial performance — The following is a summary of the gains or losses recognized on our derivative instruments (in thousands):

	Amount of Gain/(Loss) Recognized in OCI
	2009	2008	2007

Derivatives in cash flow hedging relationship:
Interest rate swaps (Note 13)	$42	$(3,210)	$(2,055)

	Location of	Amount of Gain/(Loss)
	Gain/(Loss)	Recognized in Income
	in Income	2009	2008	2007

Derivatives not designated hedging instruments:
Natural gas contracts	Restaurant operating costs	$(544)	$(840)	$—

During 2009 and 2008, our interest rate swaps had no hedge ineffectiveness and no gains or losses were reclassified into net earnings.

JACK IN THE BOX INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

7.	INDEBTEDNESS

The detail of long-term debt at each year-end follows (in thousands):

	2009	2008

Revolver, variable interest rate based on an applicable margin plus LIBOR	$—	$91,000
Term loan, variable interest rate based on an applicable margin plus LIBOR, 1.57% at September 27, 2009	415,000	415,000
Capital lease obligations, 9.97% weighted average interest rate	10,247	12,526
Other notes, principally unsecured	—	55

	425,247	518,581
Less current portion	(67,977)	(2,331)

	$357,270	$516,250

Credit facility — Our credit facility is comprised of (i) a $150.0 million revolving credit facility maturing on December 15, 2011 and (ii) a term loan maturing on December 15, 2012, both bearing interest at London Interbank Offered Rate (“LIBOR”) plus 1.125%. As part of the credit agreement, we may request the issuance of up to $75.0 million in letters of credit, the outstanding amount of which reduces the net borrowing capacity under the agreement. The credit facility requires the payment of an annual commitment fee based on the unused portion of the credit facility. The credit facility’s interest rates and the annual commitment rate are based on a financial leverage ratio, as defined in the credit agreement. Our obligations under the credit facility are secured by first priority liens and security interests in the capital stock, partnership and membership interests owned by us and (or) our subsidiaries, and any proceeds thereof, subject to certain restrictions set forth in the credit agreement. Additionally, the credit agreement includes a negative pledge on all tangible and intangible assets (including all real and personal property) with customary exceptions. At September 27, 2009, we had no borrowings under the revolving credit facility, $415.0 million outstanding under the term loan and letters of credit outstanding of $35.5 million.

We are subject to a number of customary covenants under our credit facility, including limitations on additional borrowings, acquisitions, loans to franchisees, capital expenditures, lease commitments, stock repurchases and dividend payments, and requirements to maintain certain financial ratios. Following the end of each fiscal year, we may be required to prepay the term debt with a portion of our excess cash flows for such fiscal year, as defined in the credit agreement. Other events and transactions, such as certain asset sales, may also trigger an additional mandatory prepayment. In connection with the sale of Quick Stuff, we estimate we will be required to make a term loan prepayment of $21.0 million in February 2010, which will be applied to the remaining scheduled principal installments on a pro-rata basis.

Future cash payments — Scheduled principal payments on our long-term debt for each of the next five fiscal years are as follows (in thousands):

Fiscal Year

2010	$67,977
2011	63,060
2012	220,291
2013	68,409
2014	931

Total principal payments	$420,668

Capitalized interest — We capitalize interest in connection with the construction of our restaurants and other facilities. Interest capitalized in 2009, 2008 and 2007 was $0.7 million, $0.9 million and $1.4 million, respectively.

JACK IN THE BOX INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

8.	LEASES

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

The components of rent expense were as follows in each fiscal year (in thousands):

	2009	2008	2007

Minimum rentals	$208,091	$199,903	$194,889
Contingent rentals	2,954	3,444	3,942

Total rent expense	211,045	203,347	198,831
Less sublease rentals	(61,529)	(50,004)	(42,308)

Net rent expense	$149,516	$153,343	$156,523

Future minimum lease payments under capital and operating leases are as follows (in thousands):

	Capital	Operating
Fiscal Year	Leases	Leases

2010	$2,293	$203,673
2011	2,137	195,614
2012	1,847	186,272
2013	1,583	174,274
2014	1,430	165,429
Thereafter	5,896	925,230

Total minimum lease payments	15,186	$1,850,492

Less amount representing interest, 9.97% weighted average interest rate	(4,939)

Present value of obligations under capital leases	10,247
Less current portion	(1,314)

Long-term capital lease obligations	$8,933

Total future minimum lease payments have not been reduced by minimum sublease rents of $1,459.9 million expected to be recovered under our operating subleases.

Assets recorded under capital leases are included in property and equipment and consisted of the following at each year-end (in thousands):

	2009	2008

Buildings	$22,733	$23,049
Equipment	499	16,556

	23,232	39,605
Less accumulated amortization	(15,048)	(30,204)

	$8,184	$9,401

Amortization of assets under capital leases is included in depreciation and amortization expense.

JACK IN THE BOX INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

As lessor — We lease or sublease restaurants to certain franchisees and others under agreements that generally provide for the payment of percentage rentals in excess of stipulated minimum rentals, usually for a period of 20 years. Most of our leases have rent escalation clauses and renewal clauses of 5 to 20 years. Total rental revenue was $105.5 million, $88.6 million and $74.4 million, including contingent rentals of $13.0 million, $13.8 million and $13.9 million, in 2009, 2008 and 2007, respectively.

The minimum rents receivable expected to be received under these non-cancelable operating leases, excluding contingent rentals, are as follows (in thousands):

Fiscal Year

2010	$109,792
2011	105,659
2012	102,649
2013	100,216
2014	99,396
Thereafter	1,111,866

Total minimum future rentals	$1,629,578

Assets held for lease consisted of the following at each year-end (in thousands):

	2009	2008

Land	$36,507	$32,837
Buildings	256,858	194,305
Equipment	—	3,497

	293,365	230,639
Less accumulated depreciation	(140,870)	(110,793)

	$152,495	$119,846

9.	RESTAURANT CLOSING, IMPAIRMENT CHARGES AND OTHER

In 2009, we recorded impairment charges of $0.4 million related to the closure of four Jack in the Box restaurants and $5.6 million and $0.6 million, respectively, to write-down the carrying value of certain Jack in the Box and Qdoba restaurants which we continue to operate. We also recognized accelerated depreciation and other costs on the disposition of property and equipment of $12.7 million primarily relating to our restaurant re-image program and normal ongoing capital maintenance activity.

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

JACK IN THE BOX INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Total accrued restaurant closing costs, included in accrued expenses and other long-term liabilities, changed as follows during 2009 and 2008 (in thousands):

	2009	2008

Balance at beginning of year	$4,712	$5,451
Additions and adjustments	834	654
Cash payments	(1,312)	(1,393)

Balance at end of year	$4,234	$4,712

Additions and adjustments primarily relate to revisions to certain sublease assumptions and the closure of two Jack in the Box restaurants in both 2009 and 2008.

10.	INCOME TAXES

The fiscal year income taxes consist of the following (in thousands):

	2009	2008	2007

Current:
Federal	$91,088	$54,967	$72,781
State	13,442	9,061	11,485

	104,530	64,028	84,266

Deferred:
Federal	(21,846)	5,202	(12,827)
State	(3,229)	1,021	(2,457)

	(25,075)	6,223	(15,284)

Income tax expense from continuing operations	$79,455	$70,251	$68,982

Income tax expense (benefit) from discontinued operations	$(7,465)	$679	$1,045

A reconciliation of the federal statutory income tax rate to our effective tax rate is as follows:

	2009	2008	2007

Computed at federal statutory rate	35.0%	35.0%	35.0%
State income taxes, net of federal tax benefit	3.2	3.3	3.5
Benefit of jobs tax credits	(0.7)	(2.5)	(1.1)
Benefit of research and experimentation credits	—	(0.1)	(0.2)
Others, net	0.2	1.6	(1.6)

	37.7%	37.3%	35.6%

JACK IN THE BOX INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The tax effects of temporary differences that give rise to significant portions of deferred tax assets and deferred tax liabilities at each year-end are presented below (in thousands):

	2009	2008

Deferred tax assets:
Accrued pension and postretirement benefits	$58,256	$23,510
Accrued insurance	12,676	13,952
Leasing transactions	13,304	14,057
Accrued vacation pay expense	11,835	11,926
Deferred income	2,660	2,883
Other reserves and allowances	21,955	9,633
Tax loss and tax credit carryforwards	3,924	4,257
Share-based compensation	12,172	11,398
Other, net	3,922	4,244

Total gross deferred tax assets	140,704	95,860
Valuation allowance	(3,924)	(4,257)

Total net deferred tax assets	136,780	91,603
Deferred tax liabilities:
Property and equipment, principally due to differences in depreciation	(51,734)	(71,159)
Intangible assets	(22,737)	(22,388)

Total gross deferred tax liabilities	(74,471)	(93,547)

Net deferred tax assets (liabilities)	$62,309	$(1,944)

Deferred tax assets at September 27, 2009 include state net operating loss carryforwards of approximately $61.1 million expiring at various times between 2010 and 2027. At September 27, 2009 and September 28, 2008, we recorded a valuation allowance related to state net operating losses of $3.9 million for September 27, 2009 and $4.3 million for September 28, 2008. The reduction of $0.3 million is due to utilization of net operating losses in the current year. We believe that it is more likely than not that these loss carryforwards will not be realized and that the remaining deferred tax assets will be realized through future taxable income or alternative tax strategies.

As of September 28, 2008, gross unrecognized tax benefits for income taxes associated with uncertain tax positions totaled $4.2 million. At September 27, 2009, we had $0.6 million of unrecognized tax benefits. Of this total, $0.5 million represented the amount of unrecognized tax benefits that, if recognized, would favorably affect the effective income tax rate in future periods. A reconciliation of the beginning and ending amount of unrecognized tax benefits follows (in thousands):

	2009	2008

Balance beginning of year	$4,172	$11,024
Reductions to tax positions recorded during prior years	195	(689)
Reductions to tax positions due to settlements with taxing authorities	(3,759)	(3,625)
Reductions to tax positions due to statute expiration	—	(2,538)

Balance at end of year	$608	$4,172

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

JACK IN THE BOX INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

It is reasonably possible that changes to the gross unrecognized tax benefits may be required within the next twelve months of approximately $0.5 million. These changes relate to the possible settlement of state tax audits and possible favorable settlement of appeal with the Internal Revenue Service.

The major jurisdictions in which the Company files income tax returns include the US and most US states that impose an income tax. The federal statute of limitations for all tax years beginning with 2006 remains open at this time. The statute of limitations for state taxing jurisdictions, which could have a material impact, namely California and Texas, has not expired for tax years 2000 and 2004, respectively. Generally, the statutes of limitations for the other state jurisdictions have not expired for tax years 2005 and forward.

11.	RETIREMENT PLANS

We sponsor programs that provide retirement benefits to most of our employees. These programs include defined benefit contribution plans, defined benefit pension plans and postretirement healthcare plans.

Defined contribution plans — We maintain savings plans pursuant to Section 401(k) of the Internal Revenue Code, which allow administrative and clerical employees who have satisfied the service requirements and reached age 21 to defer a percentage of their pay on a pre-tax basis. We match 50% of the first 4% of compensation deferred by the participant. Our contributions under these plans were $1.9 million, $2.0 million and $1.9 million in 2009, 2008 and 2007, respectively. We also maintain an unfunded, non-qualified deferred compensation plan for key executives and other members of management who are excluded from participation in the qualified savings plan. This plan allows participants to defer up to 50% of their salary and 100% of their bonus, on a pre-tax basis. We match 100% of the first 3% contributed by the participant. Effective January 1, 2007, to compensate for changes made to our supplemental executive retirement plan we also contribute a supplemental amount equal to 4% of an eligible employee’s salary and bonus for a period of ten years in such eligible position. Our contributions under the non-qualified deferred compensation plan were $1.1 million, $1.3 million and $1.2 million in 2009, 2008 and 2007, respectively. In each plan, a participant’s right to Company contributions vests at a rate of 25% per year of service.

Defined benefit pension plans — We sponsor a defined benefit pension plan (“qualified pension plan”) covering substantially all full-time employees. We also sponsor an unfunded supplemental executive retirement plan (“non-qualified plan”) which provides certain employees additional pension benefits and was closed to any new participants effective January 1, 2007. Benefits under all plans are based on the employees’ years of service and compensation over defined periods of employment.

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

JACK IN THE BOX INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Obligations and funded status — The following table provides a reconciliation of the changes in benefit obligations, plan assets and funded status of our retirement plans as of September 27, 2009 and June 30, 2008. In fiscal 2009, we adopted the measurement date provisions of the FASB guidance for retirement benefits, which require the measurement date to be consistent with our fiscal year end. Previously, we used a June 30 measurement date. This change in measurement date resulted in a $1.9 million, net of tax, adjustment to the beginning balance of our retained earnings. (in thousands):

	Qualified Pension Plans		Non-Qualified Pension Plan		Postretirement Health Plans
	2009	2008	2009	2008	2009	2008

Change in benefit obligation:
Obligation at beginning of year	$212,027	$224,895	$40,634	$39,628	$16,979	$18,487
Service cost	9,045	10,427	641	802	99	222
Interest cost	15,334	14,539	2,907	2,552	1,199	1,176
Participant contributions	—	—	—	—	138	125
Actuarial loss (gain)	55,779	(32,712)	7,717	(994)	6,185	(2,205)
Benefits paid	(7,810)	(5,122)	(3,341)	(2,287)	(1,097)	(826)
Effect of change in measurement date	6,094	—	887	—	325	—
Plan amendment and other	—	—	—	933	—	—

Obligation at end of year	$290,469	$212,027	$49,445	$40,634	$23,828	$16,979

Change in plan assets:
Fair value at beginning of year	$228,772	$216,679	$—	$—	$—	$—
Actual return on plan assets	(11,878)	(7,785)	—	—	—	—
Participant contributions	—	—	—	—	138	125
Employer contributions	22,500	25,000	3,341	2,287	959	701
Benefits paid	(7,810)	(5,122)	(3,341)	(2,287)	(1,097)	(826)

Fair value at end of year	$231,584	$228,772	$—	$—	$—	$—

Funded status at end of year	$(58,885)	$16,745	$(49,445)	$(40,634)	$(23,828)	$(16,979)

Amounts recognized:
Noncurrent assets	$—	$16,745	$—	$—	$—	$—
Current liabilities	—	—	(2,827)	(2,451)	1,053	(877)
Noncurrent liabilities	(58,885)	—	(46,618)	(38,183)	22,775	(16,102)

Net amount recognized	$(58,885)	$16,745	$(49,445)	$(40,634)	$23,828	$(16,979)

Amounts in AOCI not yet reflected in net periodic benefit cost:
Net actuarial loss (gain)	$110,895	$21,451	$14,452	$7,229	$1,768	$(5,622)
Prior service cost	180	335	2,827	3,650	216	446

Total	$111,075	$21,786	$17,279	$10,879	$1,984	$(5,176)

Other changes in plan assets and benefit obligations recognized in OCI:
Net (gain) loss	$89,513	$(7,917)	$7,717	$(994)	$6,185	$(2,205)
Amortization of gain (loss)	(55)	(971)	(396)	(533)	964	821
Prior service cost	—	—	—	933	—	—
Amortization of prior service cost	(124)	(124)	(707)	(733)	(185)	(185)

Total recognized in OCI	89,334	(9,012)	6,614	(1,327)	6,964	(1,569)
Net periodic benefit cost	7,073	9,051	4,651	4,620	519	762

Total recognized in comprehensive income	$96,407	$39	$11,265	$3,293	$7,483	$(807)

Amounts in AOCI expected to be amortized in fiscal 2010 net periodic benefit cost:
Net actuarial loss	$9,969		$1,188		$64
Prior service cost	124		464		185

Total	$10,093		$1,652		$249

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

As of September 27, 2009, the qualified plan’s ABO exceeded the fair value of its plan assets. The non-qualified plan is an unfunded plan and, as such, had no plan assets as of September 27, 2009 and June 30, 2008. The following sets forth the PBO, ABO and fair value of plan assets of our pension plans as of the measurement date in each year (in thousands):

	2009	2008

Qualified plans:
Projected benefit obligation	$290,469	$212,027
Accumulated benefit obligation	254,470	184,295
Fair value of plan assets	231,584	228,772
Non-qualified plan:
Projected benefit obligation	$49,445	$40,634
Accumulated benefit obligation	46,875	39,058
Fair value of plan assets	—	—

Net periodic benefit cost — The components of the fiscal year net periodic benefit cost were as follows (in thousands):

	2009	2008	2007

Qualified defined pension plans:
Service cost	$9,045	$10,427	$9,846
Interest cost	15,334	14,539	13,201
Expected return on plan assets	(17,485)	(17,010)	(14,541)
Actuarial loss	55	971	2,257
Amortization of unrecognized prior service cost	124	124	124

Net periodic benefit cost	$7,073	$9,051	$10,887

Non-qualified pension plan:
Service cost	$641	$802	$734
Interest cost	2,907	2,552	2,401
Actuarial loss	396	533	404
Amortization of unrecognized prior service cost	707	733	707
Amortization of unrecognized net transition obligation	—	—	95

Net periodic benefit cost	$4,651	$4,620	$4,341

Postretirement health plans:
Service cost	$99	$222	$213
Interest cost	1,199	1,176	1,081
Actuarial gain	(964)	(821)	(930)
Amortization of unrecognized prior service cost	185	185	185

Net periodic benefit cost	$519	$762	$549

JACK IN THE BOX INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Assumptions — We determine our actuarial assumptions on an annual basis. In determining the present values of our benefit obligations and net periodic benefit costs as of and for the fiscal years ended September 27, 2009, September 28, 2008 and September 30, 2007, respectively, we used the following weighted-average assumptions:

	2009	2008	2007

Assumptions used to determine benefit obligations(1):
Qualified pension plans:
Discount rate	6.16%	7.30%	6.50%
Rate of future compensation increases	3.50	3.50	3.50
Non-qualified pension plan:
Discount rate	6.16%	7.30%	6.50%
Rate of future compensation increases	5.00	5.00	5.00
Postretirement health plans:
Discount rate	6.16%	7.30%	6.50%
Assumptions used to determine net periodic benefit cost(2):
Qualified pension plans:
Discount rate	7.30%	6.50%	6.60%
Long-term rate of return on assets	7.75	7.75	7.75
Rate of future compensation increases	3.50	3.50	3.50
Non-qualified pension plan:
Discount rate	7.30%	6.50%	6.60%
Rate of future compensation increases	5.00	5.00	5.00
Postretirement health plans:
Discount rate	7.30%	6.50%	6.60%

(1)	Determined as of end of year.

(2)	Determined as of beginning of year.

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

JACK IN THE BOX INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

For measurement purposes, the weighted-average assumed health care cost trend rates for our postretirement health plans were as follows for each fiscal year:

	2009	2008

Health care cost trend rate for next year:
Participants under age 65	8.00%	7.50%
Participants age 65 or older	7.50%	7.69%
Rate to which the cost trend rate is assumed to decline	5.00%	4.94%
Year the rate reaches the ultimate trend rate	2021	2013

The assumed health care cost trend rate represents our estimate of the annual rates of change in the costs of the health care benefits currently provided by our postretirement plans. The health care cost trend rate implicitly considers estimates of health care inflation, changes in health care utilization and delivery patterns, technological advances and changes in the health status of the plan participants. The health care cost trend rate assumption has a significant effect on the amounts reported. For example, increasing the assumed health care cost trend rates by 1.0% in each year would increase the postretirement benefit obligation as of September 27, 2009 by $3.2 million and the aggregate of the service and interest cost components of net periodic benefit cost for 2009 by $0.2 million. If the assumed health care cost trend rates decreased by 1.0% in each year, the postretirement benefit obligation would decrease by $2.7 million as of September 27, 2009, and the aggregate of the service and interest components of net periodic benefit cost for 2009 would decrease by $0.2 million.

Plan assets — Our investment strategy is to seek a competitive rate of return relative to an appropriate level of risk. Our asset allocation strategy utilizes multiple investment managers in order to maximize the plan’s return while minimizing risk. We regularly monitor our asset allocation, and senior financial management and the Finance Committee of the Board of Directors review performance results at least semi-annually. In May 2007, we adjusted our target asset allocation for our qualified pension plans to the following: 40% U.S. equities, 30% debt securities, 15% international equities, 5% balanced fund and 10% real estate. We plan to reallocate our plan assets over a period of time, as deemed appropriate by senior financial management, to achieve our target asset allocation. The qualified pension plan had the following asset allocations at September 27, 2009 and June 30, 2008:

	2009	2008

U.S. equities	43%	39%
Debt securities	30	36
International equities	18	14
Balanced fund	6	6
Real estate	3	5

	100%	100%

JACK IN THE BOX INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Future cash flows — Our policy is to fund our plans at or above the minimum required by law. Contributions expected to be paid in the next fiscal year and the projected benefit payments for each of the next five fiscal years and the total aggregate amount for the subsequent five fiscal years are as follows (in thousands):

	Defined Benefit	Postretirement
	Pension Plans	Health Plans(1)

Estimated net contributions during fiscal 2010	$24,827	$1,053
Estimated future year benefit payments during fiscal years:
2010	$8,851	$1,053
2011	9,150	1,117
2012	9,561	1,169
2013	10,136	1,221
2014	10,786	1,296
2015-2019	86,371	7,765

(1)	Net of Medicare Part D Subsidy.

We will continue to evaluate contributions to our defined benefit plans based on changes in pension assets as a result of asset performance in the current market and economic environment. Expected benefit payments are based on the same assumptions used to measure our benefit obligation at September 27, 2009 and include estimated future employee service.

12.	SHARE-BASED EMPLOYEE COMPENSATION

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

Our Amended and Restated 2004 Stock Incentive Plan authorizes the issuance of up to 6,500,000 common shares in connection with the granting of stock options, stock appreciation rights, restricted stock purchase rights, restricted stock bonuses, restricted stock units or performance units to key employees and directors. No more than 1,300,000 shares may be granted under this Plan as restricted stock or performance-based awards. As of September 27, 2009, 1,341,660 shares of common stock were available for future issuance under this Plan.

There are four other plans under which we can no longer issue awards, although awards outstanding under these plans may still vest and be exercised: the 1992 Employee Stock Incentive Plan, the 1993 Stock Option Plan, the 2002 Stock Incentive Plan, and the Non-Employee Director Stock Option Plan.

We also maintain a deferred compensation plan for non-management directors under which those who are eligible to receive fees or retainers may choose to defer receipt of their compensation. The deferred amounts are converted to stock equivalents. The plan requires settlement in shares of our common stock based on the number of stock equivalents at the time of a participant’s separation from the Board of Directors. This plan provides for the issuance of up to 350,000 shares of common stock in connection with the crediting of stock equivalents. As of September 27, 2009, 263,424 shares of common stock were available for future issuance under this plan.

In February 2006, the stockholders of the Company approved an employee stock purchase plan (“ESPP”) for all eligible employees to purchase shares of common stock at 95% of the fair market value on the date of purchase. Employees may authorize us to withhold up to 15% of their base compensation during any offering period, subject

JACK IN THE BOX INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

to certain limitations. A maximum of 200,000 shares of common stock may be issued under the plan. As of September 27, 2009, 157,637 shares of common stock were available for future issuance under this plan.

Compensation expense — We offer share-based compensation plans to attract, retain, and motivate key officers, non-employee directors, and employees to work toward the financial success of the Company. The components of share-based compensation expense recognized in each year are as follows (in thousands):

	2009	2008	2007

Stock options	$8,952	$7,880	$8,602
Performance-vested stock awards	(1,429)	1,381	2,416
Nonvested stock awards	704	1,034	1,246
Nonvested stock units	830	—	—
Deferred compensation for directors — equity classified	284	271	376
Deferred compensation for directors — liability classified	—	—	324

Total share-based compensation expense	$9,341	$10,566	$12,964

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

The following is a summary of stock option activity for fiscal 2009:

			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
		Exercise	Contractual	Intrinsic
	Shares	Price	Term (Years)	Value
				(In thousands)

Options outstanding at September 28, 2008	5,149,296	$20.62
Granted	24,000	23.27
Exercised	(375,698)	12.17
Expired	(9,272)	10.43

Options outstanding at September 27, 2009	4,788,326	$21.31	5.03	$12,977

Options exercisable at September 27, 2009	3,717,779	$19.89	4.80	$12,977

Options exercisable and expected to vest at September 27, 2009	4,772,320	$21.30	5.03	$12,977

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

	2009	2008	2007

Risk-free interest rate	3.01%	2.85%	4.20%
Expected dividends yield	0.00%	0.00%	0.00%
Expected stock price volatility	45.62%	45.74%	37.85%
Expected life of options (in years)	5.23	4.38	4.65

In 2009, 2008, and 2007, the risk-free interest rate was determined by a yield curve of risk-free rates based on published U.S. Treasury spot rates in effect at the time of grant and has a term equal to the expected life of the related options.

The dividend yield assumption is based on the Company’s history and expectations of dividend payouts.

The expected stock price volatility in all years represents an average of the implied volatility and the Company’s historical volatility.

The expected life of the options represents the period of time the options are expected to be outstanding and is based on historical trends.

The weighted-average grant-date fair value of options granted was $10.27, $9.82, and $11.20 in 2009, 2008, and 2007, respectively. The intrinsic value of stock options is defined as the difference between the current market value and the grant price. The total intrinsic value of stock options exercised was $4.4 million, $12.5 million, and $47.6 million in 2009, 2008, and 2007, respectively.

As of September 27, 2009, there was approximately $7.9 million of total unrecognized compensation cost related to stock options granted under our stock incentive plans. That cost is expected to be recognized over a weighted-average period of 1.51 years.

Performance-vested stock awards — Performance awards represent a right to receive a certain number of shares of common stock upon achievement of performance goals at the end of a three-year period. The expected cost of the shares is based on the fair value of our stock on the date of grant and is reflected over the performance period with a reduction for estimated forfeitures. It is our intent to settle these awards with shares of common stock.

The following is a summary of performance-vested stock award activity for fiscal 2009:

		Weighted-
		Average
		Grant Date
	Shares	Fair Value

Performance-vested stock awards outstanding at September 28, 2008	329,659	$24.30
Granted	117,840	15.56
Issued	(55,230)	17.51
Cancelled	(49,602)	17.63
Forfeited	(18,692)	15.56

Performance-vested stock awards outstanding at September 27, 2009	323,975	$15.53

Vested and subject to release at September 27, 2009	59,026	$15.39

As of September 27, 2009, there was approximately $0.6 million of total unrecognized compensation cost related to performance-vested stock awards. That cost is expected to be recognized over a weighted-average period of 1.8 years. The total fair value of awards that vested as of September 27, 2009 was $0.7 million. We expect to issue

JACK IN THE BOX INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

the stock associated with these awards in November 2009. In 2008 and 2007, 68,939 and 146,116 awards vested with a fair value of $0.9 million and $4.7 million, respectively.

Nonvested stock awards — We generally issued nonvested stock awards to certain executives under our share ownership guidelines. Effective February 2008, we are no longer issuing these awards which have been replaced by grants of nonvested stock units. Our nonvested stock awards vest upon retirement or termination based upon years of service or ratably over a three-year period for non-ownership grants as provided in the award agreements. These awards are amortized to compensation expense over the estimated vesting period based upon the fair value of our common stock on the award date.

The following is a summary of nonvested stock award activity for fiscal 2009:

		Weighted-
		Average
		Grant Date
	Shares	Fair Value

Nonvested stock awards outstanding at September 28, 2008	549,485	$14.16
Released	(121,200)	10.99
Forfeited	(2,000)	20.63

Nonvested stock awards outstanding at September 27, 2009	426,285	$15.04

Vested at September 27, 2009	94,051	$12.46

As of September 27, 2009, there was approximately $3.6 million of total unrecognized compensation cost related to nonvested stock awards, which is expected to be recognized over a weighted-average period of 5.7 years. During 2008, we granted 64,545 shares of nonvested stock with a grant date fair value of $26.35. No shares of nonvested stock were granted in 2009 or 2007. In 2009, 2008 and 2007, the total grant date fair value of shares released was $1.3 million, $0.04 million and $1.1 million, respectively.

Nonvested stock units — In February 2009, the Board of Directors approved the issuance of a new type of stock award, nonvested stock units. Nonvested stock units will replace nonvested stock awards previously issued to certain executives under our share ownership guidelines and annual option grants previously granted to our non-management directors. Our nonvested stock units vest upon retirement or termination based upon years of service. No such units were vested as of September 27, 2009. These awards are amortized to compensation expense over the estimated vesting period based upon the fair value of our common stock on the award date.

The following is a summary of nonvested stock unit activity for fiscal 2009:

		Weighted-
		Average
		Grant Date
	Shares	Fair Value

Nonvested stock units outstanding at September 28, 2008	—	$—
Granted	61,854	21.46

Nonvested stock units outstanding at September 27, 2009	61,854	$21.46

As of September 27, 2009, there was approximately $0.5 million of total unrecognized compensation cost related to nonvested stock units, which is expected to be recognized over a weighted-average period of 2.4 years.

Non-management directors’ deferred compensation  — All awards outstanding under our directors’ deferred compensation plan are accounted for as equity-based awards and deferred amounts are converted into stock equivalents at the then-current market price of our common stock. During fiscal 2009 and 2008, 59,949 and 26,627 shares of common stock were issued in connection with director retirements having a grant date fair value of $1.6 million, and $0.4 million, respectively. No deferrals were settled in 2007.

JACK IN THE BOX INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following is a summary of the stock equivalent activity for fiscal 2009:

		Weighted-
		Average
	Stock	Grant Date
	Equivalents	Fair Value

Stock equivalents outstanding at September 28, 2008	205,332	$11.92
Deferred directors’ compensation	17,021	19.99
Stock distribution	(59,949)	8.15

Stock equivalents outstanding at September 27, 2009	162,404	$14.16

Employee stock purchase plan — In fiscal 2009, 2008 and 2007, 15,548, 15,567 and 11,248 shares, respectively, were purchased through the ESPP at an average price of $19.99, $25.65 and $32.51, respectively.

13.	STOCKHOLDERS’ EQUITY

Preferred stock — We have 15,000,000 shares of preferred stock authorized for issuance at a par value of $.01 per share. No preferred shares have been issued.

Repurchases of common stock — In November 2007, the Board of Directors approved a program to repurchase up to $200.0 million in shares of our common stock over three years expiring November 9, 2010. We repurchased 3.9 million shares at an aggregate cost of $100.0 million during fiscal 2008. As of September 27, 2009, the aggregate remaining amount authorized and available under our credit agreement for repurchase was $97.4 million.

In fiscal 2007, pursuant to a tender offer in December 2006, we accepted for purchase approximately 2.3 million shares of common stock for a total cost of $143.3 million. All shares repurchased were subsequently retired. In fiscal 2007, we also repurchased 3.2 million shares of stock for $220.1 million and 1.6 million shares for $100.0 million in connection with stock repurchase authorizations made by our Board of Directors in 2006 and 2005, respectively.

Comprehensive income — Our total comprehensive income, net of taxes, was as follows (in thousands):

	2009	2008	2007

Net earnings	$118,408	$119,279	$125,583
Net unrealized gains (losses) related to cash flow hedges	42	(3,210)	(2,055)
Tax effect	(21)	1,226	801

	21	(1,984)	(1,254)
Net realized gains reclassified into net earnings on liquidation of interest rate swaps	—	—	(371)
Tax effect	—	—	137

	—	—	(234)
Effect of unrecognized net actuarial gains (losses) and prior service cost	(102,912)	11,907	3,917
Tax effect	39,254	(4,628)	(1,524)

	(63,658)	7,279	2,393

Total comprehensive income	$54,771	$124,574	$126,488

JACK IN THE BOX INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The components of accumulated other comprehensive loss, net of taxes, were as follows as of September 27, 2009 and September 28, 2008 (in thousands):

	2009	2008

Unrecognized periodic benefit costs, net of tax benefits of $49,750 and $10,520, respectively	$(80,588)	$(16,970)
Net unrealized losses related to cash flow hedges, net of tax benefits of $1,761 and $1,782, respectively	(2,854)	(2,875)

Accumulated other comprehensive loss	$(83,442)	$(19,845)

14.	AVERAGE SHARES OUTSTANDING

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

The following table reconciles basic weighted-average shares outstanding to diluted weighted-average shares outstanding (in thousands):

	2009	2008	2007

Weighted-average shares outstanding — basic	56,795	58,249	65,314
Effect of potentially dilutive securities:
Stock options	619	879	1,533
Nonvested stock awards	169	248	270
Performance-vested stock awards	150	69	146

Weighted-average shares outstanding — diluted	57,733	59,445	67,263

Excluded from diluted weighted-average shares outstanding:
Antidilutive	2,763	1,611	557
Performance conditions not satisfied at the end of the period	179	261	378

15.	VARIABLE INTEREST ENTITIES

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

JACK IN THE BOX INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table reflects the assets and liabilities of these VIEs that were included in our consolidated balance sheet at September 27, 2009 (in thousands):

	Jack in the Box	Qdoba

Cash	$—	$182
Accounts receivable	—	77
Prepaid assets	2,339	96
Other	—	6

Total assets	$2,339	$361

Accounts payable	$—	$414
Accrued liabilities	21,165	(53)

Total liabilities	$21,165	$361

16.	COMMITMENTS, CONTINGENCIES AND LEGAL MATTERS

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

17.	SEGMENT REPORTING

Reflecting our vision of being a national restaurant company and the information currently being used in managing the Company as a two-branded restaurant operations business, our segments comprise results related to system restaurant operations for our Jack in the box and Qdoba brands. This segment reporting structure reflects the Company’s current management structure, internal reporting method, and financial information used in deciding how to allocate Company resources. Based upon certain quantitative thresholds, both operating segments are considered reportable segments.

JACK IN THE BOX INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

We measure and evaluate our segments based on segment earnings from operations. Summarized financial information concerning our reportable segment is shown in the following table (in thousands):

	2009	2008	2007

Revenues by Segment:
Jack in the Box restaurant operations segment	$2,025,755	$2,146,595	$2,196,398
Qdoba restaurant operations segment	143,206	117,740	94,473
Distribution operations	302,135	275,226	222,560

Consolidated revenues	$2,471,096	$2,539,561	$2,513,431

Earnings from Operations by Segment:
Jack in the Box restaurant operations segment	$218,740	$202,054	$203,172
Qdoba restaurant operations segment	10,690	11,481	11,005
Distribution operations	1,838	2,353	2,819

Consolidated earnings from operations	$231,268	$215,888	$216,996

Total Expenditures for Long-Lived Assets by Segment:
Jack in the Box restaurant operations segment	$133,353	$161,803	$138,959
Qdoba restaurant operations segment	19,189	15,241	8,884
Distribution operations	958	1,561	665

Consolidated expenditures for long-lived assets (from continuing operations)	$153,500	$178,605	$148,508

Interest income and expense, income taxes and total assets are not reported for our segments, in accordance with our method of internal reporting.

18.	SUPPLEMENTAL CASH FLOW INFORMATION

Additional information related to cash flows is as follows (in thousands):

	2009	2008	2007

Cash paid during the year for:
Interest, net of amounts capitalized	$23,008	$25,732	$28,247
Income tax payments	79,392	68,454	90,709
Capital lease obligations incurred	—	—	464

JACK IN THE BOX INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

19.	SUPPLEMENTAL CONSOLIDATED FINANCIAL STATEMENT INFORMATION (in thousands)

	Sept. 27,	Sept. 28,
	2009	2008

Accounts and other receivables, net:
Trade	$38,820	$43,146
Notes receivable	4,533	21,833
Other	6,142	5,678
Allowances for doubtful accounts	(459)	(367)

	$49,036	$70,290

Accrued liabilities:
Payroll and related taxes	$59,900	$63,964
Sales and property taxes	20,603	21,410
Insurance	37,505	41,243
Advertising	21,242	19,072
Other	66,850	67,942

	$206,100	$213,631

Other long-term liabilities:
Pension	$105,503	$38,183
Accrued rent	49,304	47,425
Other	79,383	75,669

	$234,190	$161,277

Notes receivable as of September 27, 2009 and September 28, 2008 consist primarily of temporary financing provided to franchisees to facilitate the closing of refranchising transactions.

20.	UNAUDITED QUARTERLY RESULTS OF OPERATIONS (in thousands, except per share data)

	16 Weeks
	Ended	12 Weeks Ended
Fiscal Year 2009	Jan. 18, 2009	Apr. 12, 2009	July 5, 2009	Sept. 27, 2009

Revenues	$776,673	$578,411	$575,722	$540,290
Earnings from operations	54,376	53,110	57,119	66,663
Net earnings	28,397	29,861	19,558	40,592
Net earning per share:
Basic	$0.50	$0.53	$0.34	$0.71
Diluted	$0.49	$0.52	$0.34	$0.70

JACK IN THE BOX INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	16 Weeks
	Ended	12 Weeks Ended
Fiscal Year 2008	Jan. 20, 2008	Apr. 13, 2008	July 6, 2008	Sept. 28, 2008

Revenues	$776,997	$588,034	$591,863	$582,667
Earnings from operations	67,123	48,229	54,232	46,304
Net earnings	36,255	26,234	29,916	26,874
Net earning per share:
Basic	$0.61	$0.45	$0.52	$0.48
Diluted	$0.59	$0.44	$0.51	$0.47

The results of operations for the quarter ending July 5, 2009 includes a charge of $14.1 million, net of taxes, or $0.25 and $0.24 per basic and diluted share, respectively, related to the sale of our Quick Stuff convenience stores. Refer to Note 2, Discontinued Operations, for additional information.

21.	FUTURE APPLICATION OF ACCOUNTING PRINCIPLES

In September 2006, the FASB issued authoritative guidance on fair value measurements. This guidance clarifies the definition of fair value, describes methods used to appropriately measure fair value, and expands fair value disclosure requirements. This guidance applies under other accounting pronouncements that currently require or permit fair value measurements and is effective for fiscal years beginning after November 15, 2007, and interim periods within those years. We adopted the provisions of the fair value measurement guidance for our financial assets and liabilities and have elected to defer adoption for our nonfinancial assets and liabilities until fiscal year 2010. We are currently in the process of assessing the impact this guidance may have on our consolidated financial statements related.

In June 2009, the FASB issued authoritative guidance for consolidation, which changes the approach for determining which enterprise has a controlling financial interest in variable interest entity and requires more frequent reassessments of whether an enterprise is a primary beneficiary. This guidance is effective for annual periods beginning after November 15, 2009. We are currently in the process of assessing the impact this guidance may have on our consolidated financial statements.

Other accounting standards that have been issued or proposed by the FASB or other standards-setting bodies that do not require adoption until a future date are not expected to have a material impact on our consolidated financial statements upon adoption.