Form 10-Q
period 2010-01-17
JACK IN THE BOX INC /NEW/
filed 2010-02-18
CIK 807882

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended January 17, 2010
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
Yes ☐    No ☑
     Number of shares of common stock, $.01 par value, outstanding as of the close of business February 11, 2010,— 55,266,152.

JACK IN THE BOX INC. AND SUBSIDIARIES

PART I. FINANCIAL INFORMATION
ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JACK IN THE BOX INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Dollars in thousands, except per share data)
(Unaudited)

	January 17,	September 27,
	2010	2009

ASSETS
Current assets:
Cash and cash equivalents	$12,508	$53,002
Accounts and other receivables, net	47,773	49,036
Inventories	40,223	37,675
Prepaid expenses	14,906	8,958
Deferred income taxes	44,614	44,614
Assets held for sale	95,422	99,612
Other current assets	5,720	7,152

Total current assets	261,166	300,049

Property and equipment, at cost	1,610,897	1,602,247
Less accumulated depreciation and amortization	(698,763)	(665,957)

Property and equipment, net	912,134	936,290
Other assets, net	225,027	219,571

	$1,398,327	$1,455,910

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Current maturities of long-term debt	$71,743	$67,977
Accounts payable	64,503	63,620
Accrued liabilities	161,425	206,100

Total current liabilities	297,671	337,697

Long-term debt, net of current maturities	345,799	357,270
Other long-term liabilities	236,379	234,190
Deferred income taxes	1,930	2,264
Stockholders’ equity:
Preferred stock $.01 par value, 15,000,000 authorized, none issued	—	—
Common stock $.01 par value, 175,000,000 authorized, 74,094,715 and 73,987,070 issued, respectively	741	740
Capital in excess of par value	173,271	169,440
Retained earnings	936,458	912,210
Accumulated other comprehensive loss, net	(79,463)	(83,442)
Treasury stock, at cost, 18,831,123 and 16,726,032 shares	(514,459)	(474,459)

Total stockholders’ equity	516,548	524,489

	$1,398,327	$1,455,910

See accompanying notes to condensed consolidated financial statements.

JACK IN THE BOX INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS
(In thousands, except per share data)
(Unaudited)

	Sixteen Weeks Ended
	January 17,	January 18,
	2010	2009
Revenues:
Restaurant sales	$512,094	$628,649
Distribution sales	104,618	91,523
Franchised restaurant revenues	64,606	56,501

	681,318	776,673

Operating costs and expenses:
Food and packaging costs	162,327	213,674
Payroll and employee benefits	156,352	190,070
Occupancy and other	120,153	133,427

Company restaurant costs	438,832	537,171
Distribution costs of sales	105,369	90,579
Franchised restaurant costs	29,410	22,129
Selling, general and administrative expenses	73,356	90,779
Gains on the sale of company-operated restaurants, net	(9,380)	(18,361)

	637,587	722,297

Earnings from operations	43,731	54,376

Interest expense	5,772	8,201
Interest income	(337)	(474)

Interest expense, net	5,435	7,727

Earnings from continuing operations and before income taxes	38,296	46,649

Income taxes	14,048	18,682

Earnings from continuing operations	24,248	27,967

Earnings from discontinued operations, net	—	430

Net earnings	$24,248	$28,397

Net earnings per share — basic:
Earnings from continuing operations	$0.43	$0.49
Earnings from discontinued operations, net	—	0.01

Net earnings per share	$0.43	$0.50

Net earnings per share — diluted:
Earnings from continuing operations	$0.43	$0.49
Earnings from discontinued operations, net	—	—

Net earnings per share	$0.43	$0.49

Weighted-average shares outstanding:
Basic	56,273	56,592
Diluted	57,017	57,427
See accompanying notes to condensed consolidated financial statements.

JACK IN THE BOX INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in thousands)
(Unaudited)

	Sixteen Weeks Ended
	January 17,	January 18,
	2010	2009

Cash flows from operating activities:
Net earnings	$24,248	$28,397
Earnings from discontinued operations, net	—	(430)

Net earnings from continuing operations	24,248	27,967
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	31,129	30,424
Deferred finance cost amortization	465	478
Deferred income taxes	(1,762)	36
Share-based compensation expense	2,805	2,490
Pension and postretirement expense	8,949	3,768
Losses (gains) on cash surrender value of company-owned life insurance	(3,935)	12,039
Gains on the sale of company-operated restaurants, net	(9,380)	(18,361)
Gains on the acquisition of franchise-operated restaurants	—	(958)
Losses on the disposition of property and equipment, net	1,182	4,355
Impairment charges	608	1,689
Changes in assets and liabilities, excluding acquisitions and dispositions:
Receivables	(49)	2,765
Inventories	(2,548)	2,243
Prepaid expenses and other current assets	(5,289)	(2,412)
Accounts payable	92	(14,387)
Pension and postretirement contributions	(5,289)	(719)
Other	(32,303)	(19,564)

Cash flows provided by operating activities from continuing operations	8,923	31,853

Cash flows provided by operating activities from discontinued operations	—	2,951

Cash flows provided by operating activities	8,923	34,804

Cash flows from investing activities:
Purchases of property and equipment	(28,716)	(52,312)
Proceeds from the sale of company-operated restaurants	11,575	18,620
Proceeds from (purchases of) assets held for sale and leaseback, net	3,356	(14,543)
Collections on notes receivable	4,333	19,602
Acquisition of franchise-operated restaurants	—	(6,760)
Other	(256)	1,254

Cash flows used in investing activities from continuing operations	(9,708)	(34,139)

Cash flows used in investing activities from discontinued operations	—	(484)

Cash flows used in investing activities	(9,708)	(34,623)

Cash flows from financing activities:
Borrowings on revolving credit facility	104,000	42,000
Repayments of borrowings on revolving credit facility	(87,000)	(73,000)
Principal repayments on debt	(24,705)	(1,139)
Proceeds from issuance of common stock	701	310
Repurchase of common stock	(40,000)	—
Excess tax benefits from share-based compensation arrangements	181	59
Change in book overdraft	7,114	5,490

Cash flows used in financing activities	(39,709)	(26,280)

Net decrease in cash and cash equivalents	(40,494)	(26,099)
Cash and cash equivalents at beginning of period	53,002	47,884

Cash and cash equivalents at end of period	$12,508	$21,785

See accompanying notes to condensed consolidated financial statements.

JACK IN THE BOX INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Nature of operations — Founded in 1951, Jack in the Box Inc. (the “Company”) operates and franchises Jack in the Box® quick-service restaurants and Qdoba Mexican Grill® (“Qdoba”) fast-casual restaurants in 46 states. References to the Company throughout these Notes to Condensed Consolidated Financial Statements are made using the first person notations of “we,” “us” and “our.”
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
These financial statements should be read in conjunction with the consolidated financial statements and related notes contained in our Annual Report on Form 10-K for the fiscal year ended September 27, 2009. The accounting policies used in preparing these condensed consolidated financial statements are the same as those described in our Form 10-K, with the exception of new accounting pronouncements adopted in fiscal 2010.
During fiscal 2009, we sold all of our Quick Stuff® convenience stores and fuel stations. These stores and their related activities have been presented as discontinued operations for all periods presented. Unless otherwise noted, amounts and disclosures throughout these Notes to Condensed Consolidated Financial Statements relate to our continuing operations.
Principles of consolidation — The condensed consolidated financial statements include the accounts of the Company, its wholly-owned subsidiaries and the accounts of any variable interest entities where we are deemed the primary beneficiary. All significant intercompany transactions are eliminated.
Reclassifications and adjustments — Certain prior year amounts in the condensed consolidated financial statements have been reclassified to conform to the fiscal 2010 presentation, including the separation of restaurant operating costs into two components; payroll and employee benefits, and occupancy and other. We believe the additional detail provided is useful when analyzing the operating results of our restaurants.
Fiscal year — Our fiscal year is 52 or 53 weeks ending the Sunday closest to September 30. Fiscal year 2010 includes 53 weeks while 2009 includes 52 weeks. Our first quarter includes 16 weeks and all other quarters include 12 weeks, with the exception of the fourth quarter of fiscal 2010, which includes 13 weeks. All comparisons between 2010 and 2009 refer to the 16-week (“quarter”) periods ended January 17, 2010 and January 18, 2009, respectively, unless otherwise indicated.
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
Assets held for sale — Assets held for sale typically represent the costs for new sites and existing sites that we plan to sell and lease back within the next year. Gains or losses realized on sale-leaseback transactions are deferred and amortized to income over the lease terms. Assets held for sale also include the net book value of equipment we plan to sell to franchisees. Assets held for sale consisted of the following at the end of each period (in thousands):

	January 17,	September 27,
	2010	2009

Sites held for sale and leaseback	$93,912	$99,612
Assets held for sale to franchisees	1,510	—

Assets held for sale	$95,422	$99,612

Company-owned life insurance — We have purchased company-owned life insurance (“COLI”) policies to support our non-qualified benefit plans. The cash surrender values of these policies were $73.9 million and $66.9 million as of January 17, 2010 and September 27, 2009, respectively, and are included in other assets, net in the accompanying condensed consolidated balance sheets. Changes in cash surrender values are included in selling, general and administrative expense in the accompanying condensed consolidated statements of earnings. These policies reside in an umbrella trust for use only to pay plan benefits to participants or to pay creditors if the

JACK IN THE BOX INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
Company becomes insolvent. As of January 17, 2010 and September 27, 2009, the trust also included cash of $0.6 million and $1.4 million, respectively.
New accounting pronouncements adopted — In September 2006, the Financial Accounting Standards Board (“FASB”) issued authoritative guidance on fair value measurements. This guidance clarified the definition of fair value, described methods used to appropriately measure fair value, and expanded fair value disclosure requirements. This guidance applies under other accounting pronouncements that currently require or permit fair value measurements and is effective for fiscal years beginning after November 15, 2007, and interim periods within those years. We adopted the provisions of the fair value measurement guidance for our financial assets and liabilities in fiscal 2009 and have adopted the provisions for our non-financial assets and liabilities in the first quarter fiscal 2010.
Subsequent events — Subsequent events have been evaluated through February 18, 2010, the date our financial statements were available to be issued.
2. FRANCHISE ARRANGEMENTS
Franchise arrangements generally provide for royalties based upon a percentage of sales and franchise fees, which are included in franchised restaurant revenues in the accompanying condensed consolidated statements of earnings. We also recognize gains on the sale of company-operated restaurants to franchisees, which are recorded when the sales are consummated and certain other gain recognition criteria are met. The following is a summary of these transactions (dollars in thousands):

	Sixteen Weeks Ended
	January 17,	January 18,
	2010	2009

Number of restaurants sold to franchisees	23	29
Number of restaurants opened by franchisees	12	19

Initial franchise fees received	$1,413	$1,955

Cash proceeds from the sale of company-operated restaurants	$11,575	$18,620
Notes receivable (1)	2,730	5,293

Total proceeds	14,305	23,913
Net assets sold (primarily equipment)	(4,637)	(5,041)
Goodwill related to the sale of company-operated restaurants	(288)	(511)

Gains on the sale of company-operated restaurants	$9,380	$18,361

(1)	Temporary financing was provided to franchisees of certain refranchising transactions.
3. FRANCHISE ACQUISITIONS
We account for the acquisition of franchised restaurants using the purchase method of accounting pursuant to the FASB authoritative guidance on business combinations. During the quarter ended January 18, 2009, we acquired 22 Qdoba restaurants from franchisees for net consideration of $6.8 million. The total purchase was allocated to property and equipment, goodwill and other income.
4. FAIR VALUE MEASUREMENTS
On September 29, 2008, we adopted the authoritative guidance issued by the FASB, which defines fair value, establishes a framework for measuring fair value and enhances disclosures about fair value measurements for our financial assets and liabilities. As permitted by the authoritative guidance, we elected to defer adoption of the fair value guidance for our non-financial assets and liabilities until the first quarter of fiscal 2010. The adoption did not have a material impact on our condensed consolidated financial statements.

JACK IN THE BOX INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
Financial assets and liabilities — The following table presents the financial assets and liabilities measured at fair value on a recurring basis as of January 17, 2010 (in thousands):

		Fair Value Measurements
		Quoted Prices
		in Active	Significant
		Markets for	Other	Significant
		Identical	Observable	Unobservable
		Assets	Inputs	Inputs
	Total	(Level 1)	(Level 2)	(Level 3)

Natural gas derivatives (1)	$18	$18	$—	$—
Interest rate swaps (2) (Note 5)	1,869	—	1,869	—
Non-qualified deferred compensation plan (3)	36,937	36,937	—	—

Total liabilities at fair value	$38,824	$36,955	$1,869	$—

(1)	From time to time, we use natural gas derivatives to manage price fluctuations related to unpredictable factors such as weather and various market conditions outside of our control. The fair value of our natural gas derivatives is based on closing market prices as reported by our broker.

(2)	We entered into interest rate swaps to reduce our exposure to rising interest rates on our variable debt. The fair value of our interest rate swaps are based upon valuation models as reported by our counterparties.

(3)	We maintain an unfunded defined contribution plan for key executives and other members of management excluded from participation in our qualified savings plan. The fair value of this obligation is based on the closing market prices of the participants’ elected investments.
The fair values of each of our long-term debt instruments are based on quoted market values, where available, or on the amount of future cash flows associated with each instrument, discounted using our current borrowing rate for similar debt instruments of comparable maturity. At January 17, 2010, the fair value of our term loan approximated $379.0 million compared with its carrying value of $390.8 million. The estimated fair values of our capital lease obligations approximated their carrying values as of January 17, 2010.
Non-financial assets and liabilities — The Company’s non-financial instruments, which primarily consist of goodwill, intangible assets, and property and equipment are reported at carrying value and are not required to be measured at fair value on a recurring basis. However, on a periodic basis or whenever events or changes in circumstances indicate that their carrying value may not be recoverable (at least annually for goodwill and semi-annually for property and equipment), non-financial instruments are assessed for impairment and, if applicable, written down to fair value.
The following table presents non-financial assets and liabilities measured at fair value on a non-recurring basis and remaining on our balance sheet as of January 17, 2010 (in thousands).

Fair Value Measurements Using
Quoted Prices
		in Active	Significant
		Markets for	Other	Significant
		Identical	Observable	Unobservable	Total
		Assets	Inputs	Inputs	Losses
	Total	(Level 1)	(Level 2)	(Level 3)	(Level 3)

Long-lived assets held and used	$77	$—	$—	$77	$305
In connection with our semi-annual property and equipment impairment review, long-lived assets held and used at three Jack in the Box restaurants having a carrying value of $0.4 million were written down to their fair value of $0.1 million. The resulting impairment charge of $0.3 million was included in selling general and administrative expenses in the accompanying condensed consolidated statement of earnings for the quarter ending January 17, 2010.
5. DERIVATIVE INSTRUMENTS
Objectives and strategies — We are exposed to interest rate volatility with regard to our variable rate debt. To reduce our exposure to rising interest rates, we entered into two interest rate swap agreements that effectively converted $200.0 million of our variable rate term loan borrowings to a fixed rate basis until April 1, 2010. These agreements have been designated as cash flow hedges under the terms of the FASB authoritative guidance for

JACK IN THE BOX INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
derivative instruments and hedging with effectiveness assessed based on changes in the present value of the term loan interest payments. As such, the gains or losses on these derivatives are reported in other comprehensive income (“OCI”). At the termination of the interest rate swap agreements during the second quarter of fiscal 2010, the amount included in accumulated other comprehensive income is expected to be reclassified into net earnings.
We are also exposed to the impact of utility price fluctuations related to unpredictable factors such as weather and various other market conditions outside our control. Our ability to recover increased costs through higher prices is limited by the competitive environment in which we operate. Therefore, from time to time, we enter into futures and option contracts to manage these fluctuations. These contracts have not been designated as hedging instruments under the FASB authoritative guidance for derivative instruments and hedging.
Financial position — The following derivative instruments were outstanding as of the end of each period (in thousands):

	January 17, 2010		September 27, 2009
	Balance		Balance
	Sheet	Fair	Sheet	Fair
	Location	Value	Location	Value

Derivatives designated hedging instruments:
Interest rate swaps (Note 4)	Accrued liabilities	$1,869	Accrued liabilities	$4,615
Derivatives not designated hedging instruments:
Natural gas contracts	Accrued liabilities	18	Accrued liabilities	—

Total derivatives		$1,887		$4,615

Financial performance — The following is a summary of the gains or losses recognized on our derivative instruments (in thousands):

	Amount of Gain/(Loss)
	Recognized in OCI
	Sixteen Weeks Ended
	January 17,	January 18,
	2010	2009

Derivatives in cash flow hedging relationship:
Interest rate swaps (Note 10)	$2,746	$(4,353)

		Amount of Gain/(Loss)
	Location of	Recognized in Income
	Gain/(Loss)	Sixteen Weeks Ended
	Recognized in	January 17,	January 18,
	Income	2010	2009

Derivatives not designated hedging instruments:
	Occupancy
	and
Natural gas contracts	other	$(59)	$(213)
During 2010 and 2009, our interest rate swaps had no hedge ineffectiveness and no gains or losses were reclassified into net earnings.
6. IMPAIRMENT CHARGES, RESTAURANT CLOSING AND OTHER
When events and circumstances indicate that our long-lived assets might be impaired, we recognize an impairment loss as the amount by which the carrying value exceeds the fair value of the assets. We typically estimate fair value based on the estimated discounted cash flows of the related asset. In 2010 and 2009, we recorded impairment charges of $0.6 million and $1.7 million, respectively, related to the write-down of the carrying value of certain Jack in the Box restaurants we continue to operate and closed restaurants. We also recognized accelerated depreciation and other costs on the disposition of property and equipment of $1.2 million and $4.4 million, respectively, primarily related to our restaurant re-image program and normal ongoing capital maintenance activities.

JACK IN THE BOX INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
These impairment charges, accelerated depreciation and other costs on the disposition of property and equipment are included in selling, general and administrative expenses in the accompanying condensed consolidated statements of earnings.
Total accrued restaurant closing costs, included in accrued expenses and other long-term liabilities, changed as follows (in thousands):

	Sixteen Weeks Ended
	January 17,	January 18,
	2010	2009
| |
Balance at beginning of period	$4,234	$4,712
Additions and adjustments	420	477
Cash payments	(296)	(389)

Balance at end of period	$4,358	$4,800

Additions and adjustments primarily relate to revisions to certain sublease assumptions in 2010 and 2009, and in 2010, the closure of one Jack in the Box restaurant.
7. INCOME TAXES
The income tax provisions reflect effective tax rates of 36.7% in 2010 and 40.0% in 2009. The final annual tax rate cannot be determined until the end of the fiscal year; therefore, the actual 2010 rate could differ from our current estimates.
At September 27, 2009, our gross unrecognized tax benefits associated with uncertain income tax positions were $0.6 million, of which $0.5 million, if recognized, would favorably affect the effective income tax rate. As of January 17, 2010, the gross unrecognized tax benefits remained unchanged.
It is reasonably possible that changes of approximately $0.5 million to the gross unrecognized tax benefits will be required within the next twelve months. These changes relate to the possible settlement of state tax audits and possible favorable settlement of appeal with the Internal Revenue Service.
The major jurisdictions in which the Company files income tax returns include the United States and most states that impose an income tax. The federal statutes of limitations have not expired for tax years 2006 and forward. The statutes of limitations for California and Texas, which could have a material impact on the income tax provision, have not expired for tax years 2000 and 2004, respectively. Generally, the statutes of limitations for the other state jurisdictions have not expired for tax years 2005 and forward.
8. RETIREMENT PLANS
Defined benefit pension plans — We sponsor a defined benefit pension plan covering substantially all full-time employees. We also sponsor an unfunded supplemental executive retirement plan, which provides certain employees additional pension benefits and was closed to any new participants effective January 1, 2007. Benefits under all plans are based on the employees’ years of service and compensation over defined periods of employment.
Postretirement healthcare plans — We also sponsor healthcare plans that provide postretirement medical benefits to certain employees who meet minimum age and service requirements. The plans are contributory; with retiree contributions adjusted annually, and contain other cost-sharing features such as deductibles and coinsurance.

JACK IN THE BOX INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
Net periodic benefit cost — The components of net periodic benefit cost were as follows in each period (in thousands):

	Sixteen Weeks Ended
	January 17,	January 18,
	2010	2009

Defined benefit pension plans:
Service cost	$3,863	$2,976
Interest cost	6,372	5,617
Expected return on plan assets	(5,451)	(5,380)
Actuarial loss	3,433	139
Amortization of unrecognized prior service cost	181	256

Net periodic benefit cost	$8,398	$3,608

Postretirement health plans:
Service cost	$33	$31
Interest cost	442	369
Actuarial loss (gains)	57	(297)
Amortization of unrecognized prior service cost	19	57

Net periodic benefit cost	$551	$160

Cash flows — Our policy is to fund our plans at or above the minimum required by law. Details regarding 2010 contributions are as follows (in thousands):

	Defined
	Benefit	Postretirement
	Pension Plans	Health Plans(1)

Net contributions during the sixteen weeks ended January 17, 2010	$3,940	$1,349
Remaining estimated net contributions during fiscal 2010	$19,500	$703

(1)	Net of Medicare Part D subsidy.
9. SHARE-BASED EMPLOYEE COMPENSATION
Compensation expense — We offer share-based compensation plans to attract, retain, and motivate key officers, non-employee directors and employees to work toward the financial success of the Company. The components of share-based compensation expense recognized in each period are as follows (in thousands):

	Sixteen Weeks Ended
	January 17,	January 18,
	2010	2009
| |
Stock options	$2,076	$3,669
Performance-based stock awards	371	(1,482)
Nonvested stock awards	203	235
Nonvested stock units	64	—
Deferred compensation for non-management directors	91	68

Total share-based compensation expense	$2,805	$2,490

Share-based compensation awards are granted annually by the Company. Beginning fiscal 2010, stock awards granted to certain executives are comprised of stock options and performance awards whereas previously only stock options were granted.
Stock options — In November 2009, we granted 550,000 stock options to certain executives at a grant date fair value of $6.54.
Performance-based stock awards — In November 2009, we granted 225,440 performance-based stock awards to certain non-officer employees and executives at a grant date price of $19.26. These performance awards represent the right to receive shares of common stock at the end of a three-year service period based on the achievement of performance goals. In November 2009, we also issued 42,693 shares of common stock pursuant to performance awards, which vested at the end of fiscal 2009.

JACK IN THE BOX INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
In November 2008, we modified the performance periods and goals of our outstanding performance-based stock awards to address challenges associated with establishing long-term performance measures. The modifications and changes to expectations regarding achievement levels resulted in a $2.2 million reduction in our expense.
10. STOCKHOLDERS’ EQUITY
Repurchases of common stock — In November 2007, the Board approved a program to repurchase up to $200.0 million in shares of our common stock over three years expiring November 9, 2010. During the first quarter of 2010, we repurchased 2.1 million shares at an aggregate cost of $40.0 million. As of January 17, 2010, the aggregate remaining amount authorized and available under our credit agreement for repurchase was $57.4 million.
Comprehensive income — Our total comprehensive income, net of taxes, was as follows (in thousands):

	Sixteen Weeks Ended
	January 17,	January 18,
	2010	2009

Net earnings	$24,248	$28,397

Net unrealized gains (losses) related to cash flow hedges (Note 5)	2,746	(4,353)
Tax effect	(1,048)	1,666

	1,698	(2,687)

Effect of amortization of unrecognized net actuarial losses and prior service cost	3,690	155
Tax effect	(1,409)	(59)

	2,281	96

Total comprehensive income	$28,227	$25,806

Accumulated other comprehensive income — The components of accumulated other comprehensive loss, net of taxes, were as follows at the end of each period (in thousands):

	January 17,	September 27,
	2010	2009

Unrecognized periodic benefit costs, net of tax benefits of $48,341 and $49,750, respectively	$(78,307)	$(80,588)
Net unrealized losses related to cash flow hedges, net of tax benefits of $713 and $1,761, respectively	(1,156)	(2,854)

Accumulated other comprehensive loss	$(79,463)	$(83,442)

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

JACK IN THE BOX INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
The following table reconciles basic weighted-average shares outstanding to diluted weighted-average shares outstanding (in thousands):

	Sixteen Weeks Ended
	January 17,	January 18,
	2010	2009

Weighted-average shares outstanding — basic	56,273	56,592
Effect of potentially dilutive securities:
Stock options	497	530
Nonvested stock awards	167	170
Performance-vested stock awards	80	135

Weighted-average shares outstanding — diluted	57,017	57,427

Excluded from diluted weighted-average shares outstanding:
Antidilutive	2,994	2,707
Performance conditions not satisfied at end of the period	252	159
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
The following table reflects the assets and liabilities of these VIEs that were included in our condensed consolidated balance sheet at January 17, 2010 (in thousands):

	Jack in the Box	Qdoba

Cash	$—	$144
Accounts receivable	—	13
Prepaid assets	4,732	59
Other	—	63

Total assets	$4,732	$279

Accounts payable	$—	$268
Accrued liabilities	21,702	11

Total liabilities	$21,702	$279

13. CONTINGENCIES AND LEGAL MATTERS
Legal matters — We are subject to normal and routine litigation. In the opinion of management, based in part on the advice of legal counsel, the ultimate liability from all pending legal proceedings, asserted legal claims and known potential legal claims should not materially affect our operating results, financial position or liquidity.
14. SEGMENT REPORTING
We manage the Company as a two-branded restaurant operations business, and as such, our segments comprise results related to system restaurant operations for our Jack in the Box and Qdoba brands. This segment reporting structure reflects the Company’s current management structure, internal reporting method, and financial information used in deciding how to allocate Company resources. Based upon certain quantitative thresholds, both operating segments are considered reportable segments.

JACK IN THE BOX INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
We measure and evaluate our segments based on segment earnings from operations. Summarized financial information concerning our reportable segments shown in the following table (in thousands):

	Sixteen Weeks Ended
	January 17,	January 18,
	2010	2009

Revenues by segment:
Jack in the Box restaurant operations	$531,249	$645,037
Qdoba restaurant operations	45,451	40,113
Distribution operations	104,618	91,523

Consolidated revenues	$681,318	$776,673

Earnings from operations by segment:
Jack in the Box restaurant operations	$41,934	$50,070
Qdoba restaurant operations	2,515	3,120
Distribution operations	(718)	1,186

Consolidated earnings from operations	$43,731	$54,376

Interest income and expense and income taxes are not reported for our segments, in accordance with our method of internal reporting.
15. SUPPLEMENTAL CONSOLIDATED CASH FLOW INFORMATION
Additional information related to cash flows is as follows (in thousands):

	Sixteen Weeks Ended
	January 17,	January 18,
	2010	2009

Cash paid during the year for:
Interest, net of amounts capitalized	$8,044	$11,843
Income tax payments	$22,939	$13,102
16. FUTURE APPLICATION OF ACCOUNTING PRINCIPLES
In June 2009, the FASB issued authoritative guidance for consolidation, which changes the approach for determining which enterprise has a controlling financial interest in a variable interest entity and requires more frequent reassessments of whether an enterprise is a primary beneficiary. This guidance is effective for annual periods beginning after November 15, 2009. We are currently in the process of assessing the impact this guidance may have on our consolidated financial statements.
In December 2008, the FASB issued authoritative guidance which expands the disclosure requirements about plan assets for pension plans, postretirement medical plans, and other funded postretirement plans. This guidance is effective for fiscal years ending after December 15, 2009. We are currently in the process of assessing the impact this guidance may have on the disclosures in our consolidated financial statements.
Other accounting standards that have been issued or proposed by the FASB or other standards-setting bodies that do not require adoption until a future date are not expected to have a material impact on our consolidated financial statements upon adoption.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
GENERAL
     All comparisons between 2010 and 2009 refer to the 16-week (“quarter”) periods ended January 17, 2010 and January 18, 2009, respectively, unless otherwise indicated.
     For an understanding of the significant factors that influenced our performance during the quarterly periods ended January 17, 2010 and January 18, 2009, we believe our Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) should be read in conjunction with the Condensed Consolidated Financial Statements and related Notes included in this Quarterly Report as indexed on page two.
     Our MD&A consists of the following sections:
•	Overview — a general description of our business, the quick-service dining segment of the restaurant industry and fiscal 2010 highlights.

•	Results of operations — an analysis of our consolidated statements of earnings for the periods presented in our condensed consolidated financial statements.

•	Liquidity and capital resources — an analysis of cash flows including capital expenditures, aggregate contractual obligations, share repurchase activity and known trends that may impact liquidity, and the impact of inflation.

•	Discussion of critical accounting estimates — a discussion of accounting policies that require critical judgments and estimates.

•	New accounting pronouncements — a discussion of new accounting pronouncements, dates of implementation and impact on our consolidated financial position or results of operations, if any.

•	Cautionary statements regarding forward-looking statements — a discussion of the forward-looking statements used by management.
OVERVIEW
     As of January 17, 2010, Jack in the Box Inc. (the “Company”) operated and franchised 2,228 Jack in the Box quick-service restaurants (“QSR”), primarily in the western and southern United States, and 507 Qdoba Mexican Grill (“Qdoba”) fast-casual restaurants throughout the United States.
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
     To address these challenges and others, management has a strategic plan focused on four key initiatives. The first initiative is a holistic reinvention of the Jack in the Box brand through menu innovation, upgrading guest service and a major re-imaging of the Jack in the Box restaurant facilities, including a complete redesign of the dining room and common areas, as well as other exterior enhancements. The second initiative is to expand franchising through new restaurant development and the sale of company-operated restaurants to franchisees, to create a business model that is less capital intensive and which we expect will facilitate our transition to a free cash flow generating company. The third strategic initiative is to improve our business model by focusing our entire organization on improving restaurant profitability and administrative efficiencies as we transition to becoming a predominantly franchised company. The fourth initiative is a growth strategy that includes opening new restaurants and increasing same-store sales.

     The following summarizes the most significant events occurring in fiscal 2010:
•	Restaurant Sales. The recessionary economy negatively impacted sales throughout the restaurant industry. Sales at Jack in the Box company-operated restaurants open more than one year (“same-store”) decreased 11.1% in the quarter compared with a 1.7% increase a year ago. System same-store sales at Qdoba restaurants decreased 1.7% in the quarter and 1.1% a year ago.

•	Commodity Costs. Pressures from higher commodity costs impacted our business in fiscal 2009. However, as expected, overall commodity costs have moderated and decreased approximately 7.0% in the quarter compared to a year ago. We expect our overall commodity costs to decrease approximately 1.0% in fiscal 2010.

•	Restaurant Growth. We continued to grow our brands with the opening of 23 new Jack in the Box and Qdoba company-operated and franchised restaurants, including several in our new contiguous markets.

•	Franchising Program. We refranchised 23 Jack in the Box restaurants, and Qdoba and Jack in the Box franchisees opened 12 restaurants in the first quarter. We remain on track to achieve our goal to increase the percentage of franchise ownership in the Jack in the Box system to 70-80% by the end of fiscal year 2013, and expect to cross the 50% mark later this year.
RESULTS OF OPERATIONS
     The following table sets forth, unless otherwise indicated, the percentage relationship to total revenues of certain items included in our condensed consolidated statements of earnings:

	Sixteen Weeks Ended
	January 17,	January 18,
	2010	2009

Statement of Earnings Data:
Revenues:
Restaurant sales	75.2%	80.9%
Distribution sales	15.3%	11.8%
Franchised restaurant revenues	9.5%	7.3%

Total revenues	100.0%	100.0%

Operating costs and expenses:
Food and packaging costs (1)	31.7%	34.0%
Payroll and employee benefits (1)	30.5%	30.2%
Occupancy and other (1)	23.5%	21.2%
Company restaurant costs (1)	85.7%	85.4%
Distribution costs of sales (1)	100.7%	99.0%
Franchised restaurant costs (1)	45.5%	39.2%
Selling, general and administrative expenses	10.8%	11.7%
Gains on sale of company-operated restaurants, net	(1.4%)	(2.4%)
Earnings from operations	6.4%	7.0%
Income tax rate (2)	36.7%	40.0%

(1)	As a percentage of the related sales and/or revenues.

(2)	As a percentage of earnings from continuing operations and before income taxes.

     The following table summarizes the changes in the number of Jack in the Box and Qdoba company-operated and franchised restaurants:

	Sixteen Weeks Ended January 17, 2010			Sixteen Weeks Ended January 18, 2009
	Company	Franchised	Total	Company	Franchised	Total

Jack in the Box:
Beginning of period	1,190	1,022	2,212	1,346	812	2,158
New	9	8	17	12	4	16
Refranchised	(23)	23	—	(29)	29	—
Closed	—	(1)	(1)	(3)	(1)	(4)

End of period	1,176	1,052	2,228	1,326	844	2,170

% of system	53%	47%	100%	61%	39%	100%
Qdoba:
Beginning of period	157	353	510	111	343	454
New	2	4	6	2	15	17
Acquired by the Company	—	—	—	22	(22)	—
Closed	—	(9)	(9)	—	(1)	(1)

End of period	159	348	507	135	335	470

% of system	31%	69%	100%	29%	71%	100%
Consolidated:

Total system	1,335	1,400	2,735	1,461	1,179	2,640

% of system	49%	51%	100%	55%	45%	100%
Revenues
     As we continue to execute our franchising strategy, we expect the number of company-operated restaurants and the related sales to continue to decrease while revenues from franchised restaurants increase. Company-operated restaurant sales decreased $116.6 million, or 18.5%, due to declines in same-store sales at Jack in the Box restaurants and Qdoba restaurants, and a decrease in the number of Jack in the Box company-operated restaurants, reflecting the sale of Jack in the Box company-operated restaurants to franchisees. These decreases were partially offset by an increase in the number of Qdoba company-operated restaurants. Same-store sales at Jack in the Box company-operated restaurants decreased 11.1% in the quarter compared with a year ago, and include effective price increases of approximately 2.1%.
     Distribution sales to Jack in the Box and Qdoba franchisees grew $13.1 million from a year ago to $104.6 million, primarily reflecting an increase in the number of franchised restaurants serviced by our distribution centers, partially offset by lower per-store-average unit volumes and lower commodity prices.
     Franchised restaurant revenues increased $8.1 million due primarily to an increase in the number of franchised restaurants, resulting from the refranchising of Jack in the Box company-operated restaurants and new restaurant development by Qdoba and Jack in the Box franchisees. The following table reflects the detail of our franchised restaurant revenues in each quarter (dollars in thousands):

	Sixteen Weeks Ended
	January 17,	January 18,
	2010	2009

Royalties	$26,034	$23,467
Rents	36,856	31,391
Fees and other (1)	1,716	1,643

Total franchised restaurant revenues	$64,606	$56,501

% change	14.3%	15.6%
Average number of franchised restaurants	1,380	1,155
Jack in the Box effective royalty rate	5.3%	5.2%
Qdoba effective royalty rate	5.0%	5.0%

(1)	Includes re-image contributions to franchisees of $0.6 million and $1.1 million, which were recorded as a reduction of fees and other revenues.

Operating Costs and Expenses
     Food and packaging costs decreased to 31.7% of restaurant sales from 34.0% a year ago due primarily to lower commodity costs (including beef, cheese, oil, and pork), our margin-improvement initiatives and the benefit of selling price increases. These benefits were partially offset by unfavorable product mix and promotions. Beef costs, which represent our largest single commodity expense and had increased 20% a year ago, decreased approximately 19% in the quarter.
     Payroll and employee benefit costs were 30.5% of restaurant sales compared to 30.2% in 2009, reflecting the impact of same-store sales decreases which offset the benefits derived from our labor productivity initiatives.
     Occupancy and other costs were 23.5% of restaurant sales compared with 21.2% a year ago. Sales deleverage at Jack in the Box and Qdoba restaurants, higher depreciation from the ongoing re-image program at Jack in the Box and the relatively fixed nature of rent expense, offset lower utilities expense and managed costs.
     Distribution costs of sales increased $14.8 million from last year primarily reflecting an increase in the related sales. As a percentage of distribution sales, these costs increased to 100.7% in the quarter compared with 99.0% a year ago due primarily to costs incurred in connection with outsourcing our distribution transportation services.
     Franchised restaurant costs, principally rents and depreciation on properties leased to Jack in the Box franchisees, increased $7.3 million to $29.4 million in 2010 from $22.1 million in 2009. As a percentage of franchised restaurant revenues, franchised restaurant costs increased to 45.5% in the quarter from 39.2% a year ago due primarily to the sales and revenue deleverage against fixed rental expense at franchised restaurants.
     The following table sets forth the change in selling, general and administrative (“SG&A”) expense components between periods (in thousands):

Increase/
(Decrease)

Advertising	$(5,508)
Facility charges including impairment charges, accelerated depreciation and other costs on the disposition of property and equipment	(4,254)
Refranchising strategy and planned overhead reductions	(4,010)
Change in cash surrender value of insurance policies used to fund certain non-qualified retirement plans, net (comprised of a $2.1 million benefit in 2010 and a negative impact of $5.8 million in 2009)	(7,859)
Hurricane Ike insurance proceeds	(1,004)
Pension & postretirement benefits	5,181
Other	31

$(17,423)

     Selling, general and administrative expenses decreased $17.4 million due to the partial recovery of prior year losses related to the cash surrender value of our COLI policies, net of changes in our non-qualified deferred compensation obligation supported by these policies. Additionally, planned overhead reductions and lower contributions to the marketing fund (which are determined as a percentage of restaurant sales), primarily due to the impact of our refranchising strategy, also contributed to the decrease. Facility charges, including impairment charges, accelerated depreciation and other costs associated with improving our restaurant facilities decreased compared to last year as we have substantially completed our Jack in the Box exterior reimage enhancements. These reductions were offset in part by an increase in pension and postretirement benefits expense principally due to a decrease in our discount rate.
     Gains on the sale of company-operated restaurants to franchisees, net were $9.4 million and $18.4 million, respectively, from the sale of 23 Jack in the Box restaurants in 2010 and 29 restaurants in 2009. The change in gains relates to the number of restaurants sold and the specific sales and cash flows of those restaurants.
Interest Expense
     Interest expense decreased $2.4 million compared with last year to $5.8 million in the quarter due primarily to lower average interest rates and lower average borrowings compared to a year ago.
Interest Income
     Interest income decreased $0.1 million compared with last year primarily reflecting interest earned on notes receivable from franchisees.

Income Taxes
     The income tax provisions reflect effective tax rates of 36.7% in 2010 and 40.0% in 2009. The lower tax rate is largely attributable to market performance of insurance investment products used to fund certain non-qualified retirement plans. Changes in the cash value of the insurance products are not included in taxable income. We expect the fiscal year tax rate to be approximately 36-37%. The final annual tax rate cannot be determined until the end of the fiscal year; therefore, the actual rate could differ from our current estimates.
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
     Cash and cash equivalents decreased $40.5 million to $12.5 million at the end of the quarter from $53.0 million at the beginning of the fiscal year. This decrease is primarily due to repurchases of common stock, property and equipment expenditures and net repayments under our revolving credit facility. These uses of cash were offset in part by proceeds from the sale of restaurants to franchisees, cash flows provided by operating activities and collections of notes receivable. We generally reinvest available cash flows from operations to develop new restaurants or enhance existing restaurants, to reduce debt and to repurchase shares of our common stock.
     Cash Flows. The table below summarizes our cash flows from operating, investing and financing activities for the 16-weeks ended January 17, 2010 and January 18, 2009 (in thousands).

	Sixteen Weeks Ended
	January 17,	January 18,
	2010	2009

Total cash provided by (used in):
Operating activities:
Continuing operations	$8,923	$31,853
Discontinued operations	—	2,951
Investing activities:
Continuing operations	(9,708)	(34,139)
Discontinued operations	—	(484)
Financing activities	(39,709)	(26,280)

Decrease in cash and cash equivalents	$(40,494)	$(26,099)

     Operating Activities. Operating cash flows from continuing operations decreased $22.9 million compared with a year ago primarily due to a decrease in earnings from continuing operations adjusted for non-cash items (primarily our company-owned life insurance policies and gains from the sale of company-operated restaurants), partially offset by fluctuations due to the timing of working capital receipts and disbursements.

     Investing Activities. Cash flows used in investing activities from continuing operations decreased $24.4 million compared with a year ago. This decrease is primarily due to lower spending for purchases of property and equipment and an increase in cash proceeds for new sites that we sell and leaseback when construction is complete. Cash flows used in investing activities were also impacted by decreases in cash proceeds from the sale of company-operated restaurants to franchisees and collections on notes receivable, as well as cash used to acquire franchise-operated restaurants in 2009.
     Capital Expenditures. The composition of capital expenditures used in continuing operations in each period follows (in thousands):

	Sixteen Weeks Ended
	January 17,	January 18,
	2010	2009

Jack in the Box:
New restaurants	$16,272	$17,142
Restaurant facility improvements	10,682	26,168
Other, including corporate	371	5,539
Qdoba	1,391	3,463

Total capital expenditures used in continuing operations	$28,716	$52,312

     Our capital expenditure program includes, among other things, investments in new locations, restaurant remodeling and other facility enhancements, new equipment and information technology enhancements. In 2010, capital expenditures decreased due primarily to lower spending related to our reimage program. In fiscal 2010, capital expenditures are expected to be approximately $125-$135 million, including investment costs related to the Jack in the Box restaurant re-image program. We plan to open approximately 30 Jack in the Box and 15 Qdoba company-operated restaurants in 2010.
     Sale of Company-Operated Restaurants. We have continued our strategy of selling Jack in the Box company-operated restaurants to franchisees. In 2010, we generated cash proceeds and notes receivable of $14.3 million from the sale of 23 restaurants compared with $23.9 million in 2009 from the sale of 29 restaurants. Financing related to certain transactions of $2.7 million and $5.3 million were included in the sales proceeds in 2010 and 2009, respectively. In fiscal year 2010, we expect total proceeds of $85-$95 million from the sale of approximately 150-170 company-operated restaurants to franchisees.
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
     Financing Activities. Cash used in financing activities increased $13.4 million compared with a year ago primarily attributable to cash used in 2010 for the purchase of common stock offset by higher borrowings under our revolving credit facility.
     Financing. Our credit facility is comprised of (i) a $150.0 million revolving credit facility maturing on December 15, 2011 and (ii) a term loan maturing on December 15, 2012, both bearing interest at London Interbank Offered Rate (“LIBOR”) plus 1.125%. As part of the credit agreement, we may request the issuance of up to $75.0 million in letters of credit, the outstanding amount of which reduces the net borrowing capacity under the agreement. The credit facility requires the payment of an annual commitment fee based on the unused portion of the credit facility. The credit facility’s interest rates and the annual commitment rate are based on a financial leverage ratio, as defined in the credit agreement. Our obligations under the credit facility are secured by first priority liens and security interests in the capital stock, partnership and membership interests owned by us and (or) our subsidiaries, and any proceeds thereof, subject to certain restrictions set forth in the credit agreement. Additionally, the credit agreement includes a negative pledge on all tangible and intangible assets (including all real and personal property) with customary exceptions. At January 17, 2010, we had $17.0 million in borrowings under the revolving credit facility, $390.8 million outstanding under the term loan and letters of credit outstanding of $37.9 million.
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
     Interest Rate Swaps. To reduce our exposure to rising interest rates under our credit facility, we entered into two interest rate swaps that effectively converted $200.0 million of our variable rate term loan borrowings to a fixed-rate basis until April 1, 2010. These agreements have been designated as cash flow hedges with effectiveness assessed on changes in the present value of the term loan interest payments. There was no hedge ineffectiveness in 2010 or 2009. Accordingly, changes in the fair value of the interest rate swap contracts were recorded, net of taxes, as a component of accumulated other comprehensive loss in the Company’s consolidated balance sheets at the end of each period.
     Repurchases of Common Stock. In November 2007, the Board approved a program to repurchase up to $200.0 million in shares of our common stock over three years expiring November 9, 2010. During the first quarter of 2010, we repurchased 2.1 million shares at an aggregate cost of $40.0 million. As of January 17, 2010, the aggregate remaining amount authorized and available under our credit agreement for repurchase was $57.4 million.
     Issuance of Common Stock. Proceeds from the issuance of common stock increased $0.4 million in 2010 reflecting an increase in the exercise of employee stock options compared with 2009, which also resulted in a corresponding increase in tax benefits from share based compensation. As options granted are exercised, the Company will continue to receive proceeds and a tax deduction, but the amount and the timing of these cash flows cannot be reliably predicted as option holders’ decisions to exercise options will be largely driven by movements in the Company’s stock price.
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

     In December 2008, the FASB issued authoritative guidance which expands the disclosure requirements about plan assets for pension plans, postretirement medical plans, and other funded postretirement plans. This guidance is effective for fiscal years ending after December 15, 2009. We are currently in the process of assessing the impact this guidance may have on the disclosures in our consolidated financial statements.
     Other accounting standards that have been issued or proposed by the FASB or other standards-setting bodies that do not require adoption until a future date are not expected to have a material impact on our consolidated financial statements upon adoption.
CAUTIONARY STATEMENTS REGARDING FORWARD-LOOKING STATEMENTS
     This report contains forward-looking statements within the meaning of the federal securities law. Forward-looking statements use such words as “anticipate,” “assume,” “believe,” “estimate,” “expect,” “forecast,” “goals,” “guidance,” “intend,” “plan,” “project,” “may,” “will,” “would,” and similar expressions. These statements are based on management’s current expectations and are subject to risks and uncertainties, which may cause actual results to differ materially from expectations. You should not rely unduly on forward-looking statements. All forward-looking statements are made only as of the date issued. The estimates and assumptions underlying those forward-looking statements can and do change. We do not undertake any obligation to update any forward-looking statements. We caution the reader that the following important factors and the important factors described in the “Discussion of Critical Accounting Estimates,” in this Form 10-Q and in our Annual Report on Form 10-K and other Securities and Exchange Commission filings, could cause our results to vary materially from those expressed in any forward-looking statement.
•	Any widespread negative publicity, whether or not based in fact, about public health issues or pandemics or the prospect of such events, or which affects consumer perceptions about the health, safety or quality of food and beverages served at our restaurants may adversely affect our results.

•	Recessionary economic conditions, including higher levels of unemployment, lower levels of consumer confidence and decreased consumer spending, could reduce traffic in our restaurants and impose practical limits on pricing, resulting in a negative impact on sales and profitability. If recessionary economic conditions persist for an extended period of time, consumers may make long-lasting changes to their spending behavior.

•	Costs may exceed projections, including costs for food ingredients, labor (including increases in minimum wage, workers compensation and other insurance and healthcare), fuel, utilities, real estate, insurance, equipment, technology, and construction of new and remodeled restaurants. Inflationary pressures affecting the cost of commodities may adversely affect our food costs and our operating margins. Because a significant number of our restaurants are company-operated, we may have greater exposure to operating cost issues than chains that are more heavily franchised.

•	There can be no assurances that new interior and exterior designs, kitchen enhancements or new equipment will foster increases in sales at remodeled restaurants and yield the desired return on investment.

•	There can be no assurances that our growth objectives in the regional markets in which we operate restaurants will be met or that the new facilities will be profitable. Delays in development, sales softness and restaurant closures may have a material adverse effect on our results of operations. The development and profitability of restaurants can be adversely affected by many factors, including the ability of the Company and its franchisees to select and secure suitable sites on satisfactory terms, costs of construction, and general business and economic conditions. In addition, tight credit markets may negatively impact the ability of franchisees to fulfill their restaurant development commitments.

•	There can be no assurances that we will be able to effectively respond to aggressive competition from numerous and varied competitors (some with significantly greater financial resources) in all areas of business, including new concepts, facility design, competition for labor, new product introductions, promotions, (including value promotions) and discounting. Additionally, the trend toward convergence in grocery, deli, convenience store and other types of food services may increase the number of our competitors.

•	The realization of gains from the sale of company-operated restaurants to existing and new franchisees depends upon various factors, including sales trends, cost trends, and economic conditions. The financing market, including the cost and availability of borrowed funds and the terms required by lenders, can impact the ability of franchisee candidates to purchase franchises and can potentially impact the sales prices and number of franchises sold. The

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

•	The costs related to legal claims such as class actions involving employees, franchisees, shareholders or consumers, including costs related to potential settlement or judgments may adversely affect our results.

•	Changes in accounting standards, policies or practices or related interpretations by auditors or regulatory entities, including changes in tax accounting or tax laws may adversely affect our results.

•	The costs or exposures associated with maintaining the security of information and the use of cashless payments may exceed expectations. Such risks include increased investment in technology and costs of compliance with consumer protection and other laws.

•	Many factors affect the trading price of our stock, including factors over which we have no control, such as the current financial environment, government actions, reports on the economy as well as negative or positive announcements by competitors, regardless of whether the report relates directly to our business.

•	Significant demographic changes, adverse weather, pressures on consumer spending, economic conditions such as inflation or recession or political conditions such as terrorist activity or the effects of war, or other significant events, particularly in California and Texas where nearly 60% of our restaurants are located; new legislation and governmental regulation; the possibility of unforeseen events affecting the food service industry in general and other factors over which we have no control can each adversely affect our results of operation.
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
     We use interest rate swap agreements to reduce exposure to interest rate fluctuations. At January 17, 2010, we had two interest rate swap agreements having an aggregate notional amount of $200.0 million expiring April 1, 2010. These agreements effectively convert a portion of our variable rate bank debt to fixed-rate debt and have an average pay rate of 4.875%, yielding a fixed-rate of 6.00% including the term loan’s applicable margin of 1.125%.
     A hypothetical 100 basis point increase in short-term interest rates, based on the outstanding unhedged balance of our revolving credit facility and term loan at January 17, 2010 would result in an estimated increase of $2.1 million in annual interest expense.
     We are also exposed to the impact of commodity and utility price fluctuations related to unpredictable factors such as weather and various other market conditions outside our control. Our ability to recover increased costs through higher prices is limited by the competitive environment in which we operate. From time to time, we enter into futures and option contracts to manage these fluctuations. At January 17, 2010, we had one natural gas Over the Counter Call Option agreement in place that represents approximately 50% of our total requirements for natural gas for the months of February 2010 and March 2010.

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
ITEM 1A. RISK FACTORS
     You should consider the risks and uncertainties described under Item 1A of Part I of our Annual Report on Form 10-K for the fiscal year ended September 27, 2009, which we filed with the SEC on November 20, 2009, together with the risks and uncertainties discussed under the heading “Cautionary Statements Regarding Forward-Looking Statements” in Item 2 of this Quarterly Report on Form 10-Q when evaluating our business and our prospects. These risks and uncertainties are not the only ones we face. Additional risks and uncertainties not presently known to us or that we currently consider immaterial may also impair our business operations. If any of the risks or uncertainties we discuss actually occur, our business and financial results could be harmed. In that case, the market price of our common stock could decline. You should also refer to the other information set forth in this Quarterly Report and in our Annual Report on Form 10-K for the fiscal year ended September 27, 2009, including our financial statements and the related notes.
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
     Dividends. We did not pay any cash or other dividends during the last two fiscal years with the exception of a stock split that was effected in the form of a stock dividend on October 15, 2007, with shareholders receiving an additional share of stock for each share held. We do not anticipate paying any dividends in the foreseeable future. Our credit agreement provides for a remaining aggregate amount of $57.4 million for the potential repurchase of our common stock and $50.0 million for the potential payment of cash dividends.
     Stock Repurchases. In November 2007, the Board approved a program to repurchase up to $200.0 million in shares of our common stock over three years expiring November 9, 2010. As of January 17, 2010, the aggregate remaining amount authorized and available under our credit agreement for repurchase was $57.4 million. The following table summarizes shares repurchased pursuant to this program during the quarter ended January 17, 2010:

			(c)
			Total number
			of shares	(d)
	(a)	(b)	purchased as	Maximum dollar
	Total number	Average	part of publicly	value that may yet
	of shares	price paid	announced	be purchased under
	purchased	per share	programs	these programs

September 28, 2009 - October 25, 2009	—			$97,429,049
October 26, 2009 - November 22, 2009	223,700	$18.60	223,700	$93,262,793
November 23, 2009 - December 20, 2009	1,881,391	$19.02	1,881,391	$57,429,056

Total	2,105,091	$18.98	2,105,091

ITEM 6. EXHIBITS

Number	Description
3.1	Restated Certificate of Incorporation, as amended, which is incorporated herein by reference from the registrant’s Annual Report on Form 8-K dated September 24, 2007.

3.1.1	Certificate of Amendment of Restated Certificate of Incorporation, which is incorporated herein by reference from the registrant’s Current Report on Form 10-K dated September 21, 2007.

3.2	Amended and Restated Bylaws, which are incorporated herein by reference from the registrant’s Current Report on Form 8-K dated July 30, 2009.

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
SIGNATURE
     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

JACK IN THE BOX INC.
By:	/S/ JERRY P. REBEL
Jerry P. Rebel
Executive Vice President and Chief Financial Officer (Principal Financial Officer) (Duly Authorized Signatory)

Date: February 18, 2010