Form 10-Q
period 2010-04-11
JACK IN THE BOX INC /NEW/
filed 2010-05-13
CIK 807882

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended April 11, 2010
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
Yes ☐       No ☑
As of the close of business May 7, 2010, 55,038,468 shares of the registrant’s common stock were outstanding.

JACK IN THE BOX INC. AND SUBSIDIARIES

PART I. FINANCIAL INFORMATION
ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JACK IN THE BOX INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Dollars in thousands, except per share data)
(Unaudited)

	April 11,	September 27,
	2010	2009

ASSETS
Current assets:
Cash and cash equivalents	$12,461	$53,002
Accounts and other receivables, net	56,142	49,036
Inventories	37,768	37,675
Prepaid expenses	29,979	8,958
Deferred income taxes	44,614	44,614
Assets held for sale	92,687	99,612
Other current assets	5,193	7,152

Total current assets	278,844	300,049

Property and equipment, at cost	1,603,575	1,602,247
Less accumulated depreciation and amortization	(708,665)	(665,957)

Property and equipment, net	894,910	936,290
Other assets, net	226,728	219,571

	$1,400,482	$1,455,910

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Current maturities of long-term debt	$50,797	$67,977
Accounts payable	68,641	63,620
Accrued liabilities	165,312	206,100

Total current liabilities	284,750	337,697

Long-term debt, net of current maturities	348,419	357,270

Other long-term liabilities	233,609	234,190

Deferred income taxes	1,660	2,264

Stockholders’ equity:
Preferred stock $.01 par value, 15,000,000 authorized, none issued	—	—
Common stock $.01 par value, 175,000,000 authorized, 74,234,137 and 73,987,070 issued, respectively	742	740
Capital in excess of par value	178,217	169,440
Retained earnings	954,138	912,210
Accumulated other comprehensive loss, net	(76,594)	(83,442)
Treasury stock, at cost, 19,294,745 and 16,726,032 shares	(524,459)	(474,459)

Total stockholders’ equity	532,044	524,489

	$1,400,482	$1,455,910

See accompanying notes to condensed consolidated financial statements.

JACK IN THE BOX INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS
(In thousands, except per share data)
(Unaudited)

	Quarter		Year-to-Date
	April 11,	April 12,	April 11,	April 12,
	2010	2009	2010	2009
Revenues:
Restaurant sales	$388,301	$468,326	$900,395	$1,096,975
Distribution sales	90,762	67,460	195,380	158,983
Franchised restaurant revenues	50,643	42,625	115,249	99,126

	529,706	578,411	1,211,024	1,355,084

Operating costs and expenses:
Food and packaging	122,316	150,654	284,643	364,328
Payroll and employee benefits	117,133	140,428	273,485	330,498
Occupancy and other	89,888	99,947	210,041	233,374

Company restaurant costs	329,337	391,029	768,169	928,200
Distribution costs of sales	90,910	67,035	196,279	157,614
Franchised restaurant costs	23,102	17,561	52,512	39,690
Selling, general and administrative expenses	58,194	66,910	131,550	157,689
Gains on the sale of company-operated restaurants, net	(2,987)	(17,234)	(12,367)	(35,595)

	498,556	525,301	1,136,143	1,247,598

Earnings from operations	31,150	53,110	74,881	107,486

Interest expense	4,125	4,979	9,897	13,180
Interest income	(252)	(406)	(589)	(880)

Interest expense, net	3,873	4,573	9,308	12,300

Earnings from continuing operations and before income taxes	27,277	48,537	65,573	95,186

Income taxes	9,597	18,951	23,645	37,633

Earnings from continuing operations	17,680	29,586	41,928	57,553

Earnings from discontinued operations, net	—	275	—	705

Net earnings	$17,680	$29,861	$41,928	$58,258

Net earnings per share — basic:
Earnings from continuing operations	$0.32	$0.52	$0.75	$1.02
Earnings from discontinued operations, net	—	0.01	—	0.01

Net earnings per share	$0.32	$0.53	$0.75	$1.03

Net earnings per share — diluted:
Earnings from continuing operations	$0.32	$0.51	$0.74	$1.00
Earnings from discontinued operations, net	—	0.01	—	0.01

Net earnings per share	$0.32	$0.52	$0.74	$1.01

Weighted-average shares outstanding:
Basic	54,972	56,714	55,711	56,644
Diluted	55,797	57,704	56,499	57,554
See accompanying notes to condensed consolidated financial statements.

JACK IN THE BOX INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in thousands)
(Unaudited)

	Year-to-Date
	April 11,	April 12,
	2010	2009

Cash flows from operating activities:
Net earnings	$41,928	$58,258
Earnings from discontinued operations, net	—	(705)

Net earnings from continuing operations	41,928	57,553
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	54,152	53,885
Deferred finance cost amortization	724	836
Deferred income taxes	(3,267)	(168)
Share-based compensation expense	5,500	4,962
Pension and postretirement expense	15,661	6,594
Losses (gains) on cash surrender value of company-owned life insurance	(6,026)	10,006
Gains on the sale of company-operated restaurants, net	(12,367)	(35,595)
Gains on the acquisition of franchise-operated restaurants	—	(958)
Losses on the disposition of property and equipment, net	2,360	5,784
Impairment charges	1,503	4,857
Changes in assets and liabilities, excluding acquisitions and dispositions:
Receivables	(11,811)	(10,957)
Inventories	(93)	4,085
Prepaid expenses and other current assets	(19,833)	(5,609)
Accounts payable	(3,309)	(14,913)
Pension and postretirement contributions	(11,824)	(9,524)
Other	(26,652)	(5,670)

Cash flows provided by operating activities from continuing operations	26,646	65,168
Cash flows provided by (used in) operating activities from discontinued operations	(2,172)	2,173

Cash flows provided by operating activities	24,474	67,341

Cash flows from investing activities:
Purchases of property and equipment	(42,632)	(91,171)
Proceeds from the sale of company-operated restaurants	19,093	40,429
Proceeds from (purchases of) assets held for sale and leaseback, net	8,889	(22,760)
Collections on notes receivable	7,675	21,356
Acquisition of franchise-operated restaurants	—	(6,760)
Other	1,031	(2,093)

Cash flows used in investing activities from continuing operations	(5,944)	(60,999)
Cash flows used in investing activities from discontinued operations	—	(849)

Cash flows used in investing activities	(5,944)	(61,848)

Cash flows from financing activities:
Borrowings on revolving credit facility	313,000	246,000
Repayments of borrowings on revolving credit facility	(293,000)	(287,000)
Principal repayments on debt	(46,031)	(1,647)
Proceeds from issuance of common stock	2,445	2,136
Repurchase of common stock	(50,000)	—
Excess tax benefits from share-based compensation arrangements	690	450
Change in book overdraft	13,825	(2,308)

Cash flows used in financing activities	(59,071)	(42,369)

Net decrease in cash and cash equivalents	(40,541)	(36,876)
Cash and cash equivalents at beginning of period	53,002	47,884

Cash and cash equivalents at end of period	$12,461	$11,008

See accompanying notes to condensed consolidated financial statements.

JACK IN THE BOX INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
1.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
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

Fiscal year — Our fiscal year is 52 or 53 weeks ending the Sunday closest to September 30. Fiscal year 2010 includes 53 weeks while 2009 includes 52 weeks. Our first quarter includes 16 weeks and all other quarters include 12 weeks, with the exception of the fourth quarter of fiscal 2010, which includes 13 weeks. All comparisons between 2010 and 2009 refer to the twelve (“quarter”) and twenty-eight (“year-to-date”) weeks ended April 11, 2010 and April 12, 2009, respectively, unless otherwise indicated.

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

Assets held for sale — Assets held for sale typically represent the costs for new sites and existing sites that we plan to sell and lease back within the next year. Gains or losses realized on sale-leaseback transactions are deferred and amortized to income over the lease terms. Assets held for sale may also include the net book value of equipment we plan to sell to franchisees.

Company-owned life insurance — We have purchased company-owned life insurance (“COLI”) policies to support our non-qualified benefit plans. The cash surrender values of these policies were $76.0 million and $66.9 million as of April 11, 2010 and September 27, 2009, respectively, and are included in other assets, net in the accompanying condensed consolidated balance sheets. Changes in cash surrender values are included in selling, general and administrative expense in the accompanying condensed consolidated statements of earnings. These policies reside in an umbrella trust for use only to pay plan benefits to participants or to pay creditors if the Company becomes insolvent. As of April 11, 2010 and September 27, 2009, the trust also included cash of $0.2 million and $1.4 million, respectively.

Goodwill — Goodwill is the excess of the purchase price over the fair value of identifiable net assets acquired. As of April 11, 2010 and September 27, 2009, other assets, net included goodwill of $85.4 million and $85.8 million, respectively. Refer to Note 2, Franchise Arrangements, for detail regarding the change in goodwill since the end of last fiscal year.

JACK IN THE BOX INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
2.	FRANCHISE ARRANGEMENTS
Franchise agreements generally provide for franchise fees, which are included in franchised restaurant revenues in the accompanying condensed consolidated statements of earnings. We also recognize gains on the sale of company-operated restaurants to franchisees, which are recorded when the sales are consummated and certain other gain recognition criteria are met. The following is a summary of these transactions (dollars in thousands):

	Quarter		Year-to-Date
	April 11,	April 12,	April 11,	April 12,
	2010	2009	2010	2009

Number of restaurants sold to franchisees	30	46	53	75
Number of restaurants opened by franchisees	7	12	19	31

Initial franchise fees received	$1,562	$2,233	$2,975	$4,188

Cash proceeds from the sale of company-operated restaurants	$7,518	$21,809	$19,093	$40,429
Notes receivable (1)	—	3,259	2,730	8,552

Total proceeds	7,518	25,068	21,823	48,981
Net assets sold (primarily equipment)	(4,375)	(7,289)	(9,012)	(12,330)
Goodwill related to the sale of company-operated restaurants	(156)	(545)	(444)	(1,056)

Gains on the sale of company-operated restaurants	$2,987	$17,234	$12,367	$35,595

(1)	Temporary financing was provided to franchisees in connection with certain refranchising transactions.
3.	FRANCHISE ACQUISITIONS
We account for the acquisition of franchised restaurants using the purchase method of accounting for business combinations. In 2009, we acquired 22 Qdoba restaurants from franchisees for net consideration of $6.8 million. The total purchase price was allocated to property and equipment, goodwill and other income (included in selling, general and administrative expenses in the accompanying condensed consolidated statement of earnings).
4.	FAIR VALUE MEASUREMENTS
On September 29, 2008, we adopted the authoritative guidance issued by the Financial Accounting Standards Board (“FASB”), which defines fair value, establishes a framework for measuring fair value and enhances disclosures about fair value measurements for our financial assets and liabilities. As permitted by the authoritative guidance, we elected to defer adoption of the fair value guidance for our non-financial assets and liabilities until the first quarter of fiscal 2010. The adoption did not have a material impact on our condensed consolidated financial statements.
Financial assets and liabilities — The following table presents the financial assets and liabilities measured at fair value on a recurring basis as of April 11, 2010 (in thousands):

Fair Value Measurements
Quoted Prices
		in Active	Significant
		Markets for	Other	Significant
		Identical	Observable	Unobservable
		Assets	Inputs	Inputs
	Total	(Level 1)	(Level 2)	(Level 3)

Non-qualified deferred compensation plan (1)	$36,931	$36,931	$—	$—

(1)	We maintain an unfunded defined contribution plan for key executives and other members of management excluded from participation in our qualified savings plan. The fair value of this obligation is based on the closing market prices of the participants’ elected investments.
The fair values of each of our long-term debt instruments are based on quoted market values, where available, or on the amount of future cash flows associated with each instrument, discounted using our current borrowing rate for similar debt instruments of comparable maturity. At April 11, 2010, the fair value of our term loan approximated $362.4 million compared with its carrying value of $369.8 million. The estimated fair values of our capital lease obligations approximated their carrying values as of April 11, 2010.

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
The following table presents non-financial assets and liabilities measured at fair value on a non-recurring basis and remaining on our balance sheet as of April 11, 2010 (in thousands):

Fair Value Measurements Using
Quoted Prices
		in Active	Significant
		Markets for	Other	Significant
		Identical	Observable	Unobservable	Total
		Assets	Inputs	Inputs	Losses
	Total	(Level 1)	(Level 2)	(Level 3)	(Level 3)

Long-lived assets held and used	$77	$—	$—	$77	$531
In connection with our semi-annual property and equipment impairment review, long-lived assets held and used at eight Jack in the Box restaurants having a carrying value of $0.6 million were written down to their fair value of $0.1 million. The resulting impairment charge of $0.5 million was included in selling, general and administrative expenses in the accompanying condensed consolidated statement of earnings for the year-to-date period ended April 11, 2010.
5.	DERIVATIVE INSTRUMENTS
Objectives and strategies — We are exposed to interest rate volatility with regard to our variable rate debt. To reduce our exposure to rising interest rates, we entered into two interest rate swap agreements that effectively converted $200.0 million of our variable rate term loan borrowings to a fixed rate basis until April 1, 2010. These agreements were designated as cash flow hedges under the terms of the FASB authoritative guidance for derivative instruments and hedging with effectiveness assessed based on changes in the present value of the term loan interest payments.
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
Financial position — The following derivative instruments were outstanding as of the end of each period (in thousands):

	April 11, 2010		September 27, 2009
	Balance		Balance
	Sheet	Fair	Sheet	Fair
	Location	Value	Location	Value

Derivatives designated hedging instruments:
Interest rate swaps	Accrued liabilities	$—	Accrued liabilities	$4,615

JACK IN THE BOX INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
Financial performance — The following is a summary of the gains or losses recognized on our derivative instruments (in thousands):

	Amount of Gain/(Loss) Recognized in OCI
	Quarter		Year-to-Date
	April 11,	April 12,	April 11,	April 12,
	2010	2009	2010	2009
Derivatives in cash flow hedging relationship:
Interest rate swaps (Note 10)	$1,869	$1,919	$4,615	$(2,434)

	Location of	Amount of Gain/(Loss) Recognized in Income
	Gain/(Loss)	Quarter		Year-to-Date
	Recognized in	April 11,	April 12,	April 11,	April 12,
	in Income	2010	2009	2010	2009
Derivatives not designated hedging instruments:
Natural gas contracts	Occupancy and other	$(40)	$—	$(99)	$(544)
During 2010 and 2009, our interest rate swaps had no hedge ineffectiveness and no gains or losses were reclassified into net earnings.
6.	IMPAIRMENT, DISPOSAL OF PROPERTY AND EQUIPMENT, AND RESTAURANT CLOSING COSTS
Impairment — When events and circumstances indicate that our long-lived assets might be impaired and their carrying amount is greater than the undiscounted cash flows we expect to generate from such assets, we recognize an impairment loss as the amount by which the carrying value exceeds the fair value of the assets. We typically estimate fair value based on the estimated discounted cash flows of the related asset using market place participant assumptions. Impairment charges primarily relate to the write-down of the carrying value of certain Jack in the Box restaurants we continue to operate and restaurants we have closed .
Disposal of property and equipment — We also recognize accelerated depreciation and other costs on the disposition of property and equipment. When we decide to dispose of a long-lived asset, depreciable lives are adjusted based on the estimated disposal date and accelerated depreciation is recorded. Other disposal costs primarily relate to gains or losses recognized upon the sale of closed restaurant properties and normal ongoing capital maintenance activities.
The following impairment and disposal costs are included in selling, general and administrative expenses in the accompanying condensed consolidated statements of earnings (in thousands):

	Year-to-Date
	April 11,	April 12,
	2010	2009
Impairment charges	$1,503	$4,857
Losses on the disposition of property and equipment, net	$2,360	$5,784
Restaurant closing costs consist of future lease commitments, net of anticipated sublease rentals, and expected ancillary costs, and are included in selling, general and administrative expenses. Total accrued restaurant closing costs, included in accrued liabilities and other long-term liabilities, changed as follows (in thousands):

	Quarter		Year-to-Date
	April 11,	April 12,	April 11,	April 12,
	2010	2009	2010	2009
Balance at beginning of period	$4,358	$4,800	$4,234	$4,712
Additions and adjustments	1,204	2	1,624	479
Cash payments	(332)	(298)	(628)	(687)

Balance at end of period	$5,230	$4,504	$5,230	$4,504

Additions and adjustments primarily relate to revisions to certain sublease assumptions in 2010 and 2009, and in 2010, the closure of three Jack in the Box restaurants.

JACK IN THE BOX INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
7.	INCOME TAXES
The income tax provisions reflect effective tax rates of 36.1% in 2010 and 39.5% in 2009. The final annual tax rate cannot be determined until the end of the fiscal year; therefore, the actual 2010 rate could differ from our current estimates.
At September 27, 2009, our gross unrecognized tax benefits associated with uncertain income tax positions were $0.6 million, which if recognized, would favorably affect the effective income tax rate. As of April 11, 2010, the gross unrecognized tax benefits remained unchanged.
It is reasonably possible that changes of approximately $0.6 million to the gross unrecognized tax benefits will be required within the next twelve months. These changes relate to the possible settlement of state tax audits and possible favorable settlement of an appeal with the Internal Revenue Service.
The major jurisdictions in which the Company files income tax returns include the United States and states in which we operate that impose an income tax. The federal statutes of limitations have not expired for tax years 2006 and forward. The statutes of limitations for California and Texas, which constitute the Company’s major state tax jurisdictions, have not expired for tax years 2000 and 2004, respectively, and forward. Generally, the statutes of limitations for the other state jurisdictions have not expired for tax years 2005 and forward.
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
Net periodic benefit cost — The components of net periodic benefit cost were as follows in each period (in thousands):

	Quarter		Year-to-Date
	April 11,	April 12,	April 11,	April 12,
	2010	2009	2010	2009
Defined benefit pension plans:
Service cost	$2,897	$2,233	$6,760	$5,209
Interest cost	4,778	4,212	11,150	9,829
Expected return on plan assets	(4,087)	(4,035)	(9,538)	(9,415)
Actuarial loss	2,575	104	6,008	243
Amortization of unrecognized prior service cost	136	192	317	448

Net periodic benefit cost	$6,299	$2,706	$14,697	$6,314

Postretirement health plans:
Service cost	$24	$23	$57	$54
Interest cost	331	277	773	646
Actuarial loss (gains)	43	(222)	100	(519)
Amortization of unrecognized prior service cost	15	42	34	99

Net periodic benefit cost	$413	$120	$964	$280

Cash flows — Our policy is to fund our plans at or above the minimum required by law. Details regarding 2010 contributions are as follows (in thousands):

	Defined Benefit	Postretirement
	Pension Plans	Health Plans(1)
Net contributions during the twenty-eight weeks ended April 11, 2010	$10,200	$1,624
Remaining estimated net contributions during fiscal 2010	$14,800	$300

(1)	Net of Medicare Part D subsidy.

JACK IN THE BOX INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
9.	SHARE-BASED EMPLOYEE COMPENSATION
Compensation expense — We offer share-based compensation plans to attract, retain, and motivate key officers, non-employee directors and employees to work toward the financial success of the Company. The components of share-based compensation expense recognized in each period are as follows (in thousands):

	Quarter		Year-to-Date
	April 11,	April 12,	April 11,	April 12,
	2010	2009	2010	2009
Stock options	$1,667	$1,978	$3,743	$5,647
Performance-based stock awards	341	223	712	(1,259)
Nonvested stock awards	440	160	643	395
Nonvested stock units	59	32	123	32
Deferred compensation for non-management directors	188	79	279	147

Total share-based compensation expense	$2,695	$2,472	$5,500	$4,962

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
In November 2008, we modified the performance periods and goals of our outstanding performance-based stock awards to address challenges associated with establishing long-term performance measures. The modifications and changes to expectations regarding achievement levels resulted in a $2.2 million reduction in selling, general and administrative expense in fiscal 2009.
Nonvested stock awards — In January 2010, we released 30,168 nonvested stock awards related to the retirement of an executive.
Nonvested stock units — In February 2010, we granted 34,700 nonvested stock units at a grant date price of $21.24 to an executive.
10.	STOCKHOLDERS’ EQUITY
Repurchases of common stock — In November 2007, the Board approved a program to repurchase up to $200.0 million in shares of our common stock over three years expiring November 9, 2010. During 2010, we repurchased 2.6 million shares at an aggregate cost of $50.0 million. As of April 11, 2010, the aggregate remaining amount authorized and available under our credit agreement for repurchase was $47.4 million.
Comprehensive income — Our total comprehensive income, net of taxes, was as follows (in thousands):

	Quarter		Year-to-Date
	April 11,	April 12,	April 11,	April 12,
	2010	2009	2010	2009
Net earnings	$17,680	$29,861	$41,928	$58,258

Net unrealized gains (losses) related to cash flow hedges (Note 5)	1,869	1,919	4,615	(2,434)
Tax effect	(713)	(734)	(1,761)	932

	1,156	1,185	2,854	(1,502)

Effect of amortization of unrecognized net actuarial losses and prior service cost	2,769	116	6,459	271
Tax effect	(1,056)	(45)	(2,465)	(104)

	1,713	71	3,994	167

Total comprehensive income	$20,549	$31,117	$48,776	$56,923

JACK IN THE BOX INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
Accumulated other comprehensive loss — The components of accumulated other comprehensive loss, net of taxes, were as follows at the end of each period (in thousands):

	April 11,	September 27,
	2010	2009
Unrecognized periodic benefit costs, net of tax benefits of $47,285 and $49,750, respectively	$(76,594)	$(80,588)
Net unrealized losses related to cash flow hedges, net of tax benefits of $0 and $1,761, respectively	—	(2,854)

Accumulated other comprehensive loss	$(76,594)	$(83,442)

11.	AVERAGE SHARES OUTSTANDING
Our basic earnings per share calculation is computed based on the weighted-average number of common shares outstanding. Our diluted earnings per share calculation is computed based on the weighted-average number of common shares outstanding adjusted by the number of additional shares that would have been outstanding had the potentially dilutive common shares been issued. Potentially dilutive common shares include stock options, nonvested stock awards and units, non-management director stock equivalents and shares issuable under our employee stock purchase plan. Performance-vested stock awards are included in the weighted-average diluted shares outstanding each period if the performance criteria have been met at the end of the respective periods.
The following table reconciles basic weighted-average shares outstanding to diluted weighted-average shares outstanding (in thousands):

	Quarter		Year-to-Date
	April 11,	April 12,	April 11,	April 12,
	2010	2009	2010	2009
Weighted-average shares outstanding – basic	54,972	56,714	55,711	56,644
Effect of potentially dilutive securities:
Stock options	569	658	532	590
Nonvested stock awards	176	155	177	165
Nonvested stock units	2	—	—	—
Performance-vested stock awards	78	177	79	155

Weighted-average shares outstanding – diluted	55,797	57,704	56,499	57,554

Excluded from diluted weighted-average shares outstanding:
Antidilutive	3,225	2,767	3,102	2,747
Performance conditions not satisfied at end of the period	244	115	244	138
12.	VARIABLE INTEREST ENTITIES
The primary entities in which we possess a variable interest are franchise entities, which operate our franchised restaurants. We do not possess any ownership interests in franchise entities. We have reviewed these franchise entities and determined that we are not the primary beneficiary of the entities and therefore, these entities have not been consolidated.
We use advertising funds for both our restaurant concepts to administer our advertising programs. These funds are consolidated into our financial statements as they are deemed variable interest entities (“VIEs”) for which we are the primary beneficiary. Consolidation of these funds had no impact on our condensed consolidated statements of earnings or cash flows. Contributions to these funds are designated for advertising, and we administer the funds’ contributions. The Company’s maximum loss exposure for these funds is limited to its investment.

JACK IN THE BOX INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
The following table reflects the assets and liabilities of our advertising funds that were included in our condensed consolidated balance sheet at April 11, 2010 (in thousands):

	Jack in the Box	Qdoba
Cash	$—	$156
Accounts receivable	—	98
Prepaid assets	4,488	43
Other	—	606

Total assets	$4,488	$903

Accounts payable	$—	$869
Accrued liabilities	10,699	34

Total liabilities	$10,699	$903

13.	CONTINGENCIES AND LEGAL MATTERS
Legal matters – We are subject to normal and routine litigation. In the opinion of management, based in part on the advice of legal counsel, the ultimate liability from all pending legal proceedings, asserted legal claims and known potential legal claims should not materially affect our operating results, financial position or liquidity.
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
We measure and evaluate our segments based on segment earnings from operations. Summarized financial information concerning our reportable segments is shown in the following table (in thousands):

	Quarter		Year-to-Date
	April 11,	April 12,	April 11,	April 12,
	2010	2009	2010	2009
Revenues by segment:
Jack in the Box restaurant operations	$403,361	$479,166	$934,610	$1,124,203
Qdoba restaurant operations	35,583	31,785	81,034	71,898
Distribution operations	90,762	67,460	195,380	158,983

Consolidated revenues	$529,706	$578,411	$1,211,024	$1,355,084

Earnings from operations by segment:
Jack in the Box restaurant operations	$29,311	$51,062	$71,245	$101,132
Qdoba restaurant operations	1,992	1,463	4,507	4,583
Distribution operations	(153)	585	(871)	1,771

Consolidated earnings from operations	$31,150	$53,110	$74,881	$107,486

Interest income and expense and income taxes are not reported for our segments, in accordance with our method of internal reporting.
15.	SUPPLEMENTAL CONSOLIDATED CASH FLOW INFORMATION
Additional information related to cash flows is as follows (in thousands):

	Year-to-Date
	April 11,	April 12,
	2010	2009
Cash paid during the year for:
Interest, net of amounts capitalized	$12,299	$17,614
Income tax payments	$46,305	$35,084
16.	FUTURE APPLICATION OF ACCOUNTING PRINCIPLES
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
In December 2008, the FASB issued authoritative guidance, which expands the disclosure requirements about plan assets for pension plans, postretirement medical plans, and other funded postretirement plans. This guidance is effective for fiscal years ending after December 15, 2009. We are currently in the process of assessing the impact this guidance may have on the disclosures in our consolidated financial statements.
Other accounting standards that have been issued or proposed by the FASB or other standards-setting bodies that do not require adoption until a future date are not expected to have a material impact on our consolidated financial statements upon adoption.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
GENERAL
     All comparisons between 2010 and 2009 refer to the 12-week (“quarter”) and 28-week (“year-to-date”) periods ended April 11, 2010 and April 12, 2009, respectively, unless otherwise indicated.
     For an understanding of the significant factors that influenced our performance during the quarterly periods ended April 11, 2010 and April 12, 2009, we believe our Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) should be read in conjunction with the Condensed Consolidated Financial Statements and related Notes included in this Quarterly Report and our Annual Report on Form 10-K for the fiscal year ended September 27, 2009.
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
OVERVIEW
     As of April 11, 2010, we operated and franchised 2,233 Jack in the Box quick-service restaurants (“QSR”), primarily in the western and southern United States, and 505 Qdoba Mexican Grill (“Qdoba”) fast-casual restaurants throughout the United States.
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
     The QSR industry is complex and challenging. Challenges presently facing the sector include higher levels of consumer expectations, intense competition with respect to market share, restaurant locations, labor, menu and product development, changes in the economy, including the current recessionary environment, high rates of unemployment, costs of commodities, and trends for healthier eating.
     To address these challenges and others, management has a strategic plan focused on four key initiatives. The first initiative is a holistic reinvention of the Jack in the Box brand through menu innovation, upgrading guest service and a major re-imaging of the Jack in the Box restaurant facilities, including a complete redesign of the dining room and common areas, as well as other exterior enhancements. The second initiative is to expand franchising through new restaurant development and the sale of company-operated restaurants to franchisees, to create a business model that is less capital intensive and which we expect will generate greater free cash flows for the Company. The third strategic initiative is to improve our business model by focusing our entire organization on improving restaurant profitability and administrative efficiencies as we transition to becoming a predominantly franchised company. The fourth initiative is a growth strategy that includes opening new restaurants and increasing sales at existing restaurants.

     The following summarizes the most significant events occurring in fiscal 2010 and certain trends compared to a year ago:
•	Restaurant Sales. The recessionary economy has negatively impacted our sales consistent with trends throughout the restaurant industry. California experienced continued stabilization and was our best performing market for the second quarter on both a one- and two-year basis. Sales at Jack in the Box company-operated restaurants open more than one year (“same-store”) decreased 8.6% in the quarter and 10.1% year-to-date. System same-store sales at Qdoba restaurants increased 3.1% in the quarter and 0.4% year-to-date.

•	Commodity Costs. Pressures from higher commodity costs impacted our business in fiscal 2009. However, as expected, overall commodity costs at our Jack in the Box restaurants have moderated and decreased approximately 4.5% year-to-date. We expect our overall commodity costs to decrease approximately 1.0% in fiscal 2010. Beef costs, which represent our largest single commodity expense, are rising and are expected to increase in the low double-digits in the third and fourth quarters of fiscal 2010.

•	Restaurant Growth. We continued to grow our brands with the opening of 38 new company-operated and franchised restaurants, including several Jack in the Box restaurants in our newer markets.

•	Franchising Program. We refranchised 53 Jack in the Box restaurants year-to-date, while Qdoba and Jack in the Box franchisees opened 19 restaurants year-to-date. We remain on track to achieve our goal to increase the percentage of franchise ownership in the Jack in the Box system to 70-80% by the end of fiscal year 2013, and expect to cross the 50% mark later this year.
RESULTS OF OPERATIONS
     The following table sets forth, unless otherwise indicated, the percentage relationship to total revenues of certain items included in our condensed consolidated statements of earnings:

	Quarter		Year-to-Date
	April 11,	April 12,	April 11,	April 12,
	2010	2009	2010	2009

Statement of Earnings Data:
Revenues:
Restaurant sales	73.3%	81.0%	74.4%	81.0%
Distribution sales	17.1%	11.7%	16.1%	11.7%
Franchised restaurant revenues	9.6%	7.3%	9.5%	7.3%

Total revenues	100.0%	100.0%	100.0%	100.0%

Operating costs and expenses:
Food and packaging (1)	31.5%	32.2%	31.6%	33.2%
Payroll and employee benefits (1)	30.2%	30.0%	30.4%	30.1%
Occupancy and other (1)	23.1%	21.3%	23.3%	21.3%

Company restaurant costs (1)	84.8%	83.5%	85.3%	84.6%

Distribution costs of sales (1)	100.2%	99.4%	100.5%	99.1%
Franchised restaurant costs (1)	45.6%	41.2%	45.6%	40.0%
Selling, general and administrative expenses	11.0%	11.6%	10.9%	11.6%
Gains on the sale of company-operated restaurants, net	(0.6%)	(3.0%)	(1.0%)	(2.6%)
Earnings from operations	5.9%	9.2%	6.2%	7.9%

Income tax rate (2)	35.2%	39.0%	36.1%	39.5%

(1)	As a percentage of the related sales and/or revenues.

(2)	As a percentage of earnings from continuing operations and before income taxes.

     The following table summarizes the year-to-date changes in the number of Jack in the Box and Qdoba company-operated and franchised restaurants:

	April 11, 2010			April 12, 2009
	Company	Franchised	Total	Company	Franchised	Total

Jack in the Box:
Beginning of period	1,190	1,022	2,212	1,346	812	2,158
New	16	12	28	26	8	34
Refranchised	(53)	53	—	(75)	75	—
Acquired by the Company	1	(1)	—	—	—	—
Closed	(1)	(6)	(7)	(5)	(1)	(6)

End of period	1,153	1,080	2,233	1,292	894	2,186

% of system	52%	48%	100%	59%	41%	100%
Qdoba:
Beginning of period	157	353	510	111	343	454
New	3	7	10	9	23	32
Acquired by the Company	—	—	—	22	(22)	—
Closed	—	(15)	(15)	—	(2)	(2)

End of period	160	345	505	142	342	484

% of system	32%	68%	100%	29%	71%	100%
Consolidated:

Total system	1,313	1,425	2,738	1,434	1,236	2,670

% of system	48%	52%	100%	54%	46%	100%
Revenues
     As we execute our franchising strategy, which includes the sale of restaurants to franchisees, we expect the number of company-operated restaurants and the related sales to continually decrease while revenues from franchised restaurants increase. Restaurant sales decreased $80.0 million, or 17.1%, in the quarter and $196.6 million, or 17.9%, year-to-date. These decreases are due to a decline in the number of Jack in the Box company-operated restaurants, partially offset by an increase in the number of Qdoba company-operated restaurants, and a decline in same-store sales at Jack in the Box restaurants. Same-store sales at Jack in the Box company-operated restaurants decreased 8.6% in the quarter and 10.1% year-to-date compared with a year ago.
     Distribution sales to Jack in the Box and Qdoba franchisees grew $23.3 million and $36.4 million, respectively, from a year ago, primarily reflecting an increase in the number of franchised restaurants serviced by our distribution centers, partially offset by lower per-store-average (“PSA”) unit volumes and lower commodity prices.
     Franchised restaurant revenues increased $8.0 million, or 18.8%, in the quarter and $16.1 million, or 16.3%, year-to-date due primarily to an increase in the number of franchised restaurants, offset in part by a decrease in PSA sales at Jack in the Box franchised restaurants. The following table reflects the detail of our franchised restaurant revenues in each period (dollars in thousands):

	Quarter		Year-to-Date
	April 11,	April 12,	April 11,	April 12,
	2010	2009	2010	2009

Royalties	$20,352	$17,980	$46,386	$41,447
Rents	28,190	22,537	65,046	53,928
Re-image contributions to franchisees	(95)	(445)	(650)	(1,495)
Fees and other	2,196	2,553	4,467	5,246

Total franchised restaurant revenues	$50,643	$42,625	$115,249	$99,126

Average number of franchised restaurants	1,401	1,190	1,389	1,170

Royalties as a percentage of estimated franchised restaurant sales
Jack in the Box	5.3%	5.3%	5.3%	5.2%
Qdoba	5.0%	5.0%	5.0%	5.0%

Operating Costs and Expenses
     Food and packaging costs decreased to 31.5% of restaurant sales in the quarter and 31.6% year-to-date from 32.2% and 33.2%, respectively, a year ago due primarily to lower commodity costs, our margin-improvement initiatives and the benefit of selling price increases. Year-to-date, these benefits were partially offset by unfavorable product mix and promotions. The decrease in commodity costs primarily consisted of potatoes, poultry and shortening offset by higher produce and pork costs in the quarter. Year-to-date declines in beef, cheese and shortening costs contributed to the lower rate.
     Payroll and employee benefit costs were 30.2% and 30.4% of restaurant sales, respectively, compared to 30.0% and 30.1% in 2009, reflecting the impact of same-store sales decreases which more than offset the benefits derived from our labor productivity initiatives.
     Occupancy and other costs were 23.1% of restaurant sales in the quarter and 23.3% year-to-date compared with 21.3% in both periods a year ago primarily relating to sales deleverage and higher depreciation from the ongoing re-image program at Jack in the Box, which were partially offset by lower utilities expense and managed costs.
     Distribution costs of sales increased $23.9 million and $38.7 million, respectively, from last year primarily reflecting an increase in the related sales. As a percentage of distribution sales, these costs increased to 100.2% in the quarter and 100.5% year-to-date compared with 99.4% and 99.1%, respectively, a year ago due primarily to deleverage from lower PSA sales at Jack in the Box franchised restaurants.
     Franchised restaurant costs, principally rents and depreciation on properties leased to Jack in the Box franchisees, increased $5.5 million in the quarter and $12.8 million year-to-date from a year ago, due primarily to an increase in the number of franchised restaurants that sublease property from us as a result of our refranchising activities. As a percentage of franchised restaurant revenues, franchised restaurant costs increased to 45.6% in the quarter and year-to-date, from 41.2% and 40.0%, respectively, a year ago due primarily to the sales and revenue deleverage against fixed rental expense at franchised restaurants.
     The following table summarizes the decrease in selling, general and administrative expenses in each period compared with the prior year (in thousands):

	Increase/(Decrease)
	Quarter	Year-to-Date

Advertising	$(3,672)	$(9,179)
Refranchising strategy and planned overhead reductions	(5,202)	(8,801)
Facility charges	(1,701)	(6,127)
Incentive compensation	(3,306)	(4,186)
Cash surrender value of COLI, net	1,191	(6,669)
Pension and postretirement benefits	3,886	9,067
Hurricane Ike insurance proceeds	—	(1,004)
Other	88	760

	$(8,716)	$(26,139)

     Advertising costs, primarily contributions to our marketing fund which are determined as a percentage of restaurant sales, decreased reflecting our refranchising strategy and lower same-store sales at Jack in the Box company-operated restaurants. Facility charges, which include impairment charges, accelerated depreciation and other costs related to the disposition of property and equipment, decreased primarily due to the impairment of fewer underperforming restaurants and the substantial completion of our Jack in the Box exterior re-image enhancements at the end of last fiscal year. In the quarter, the decrease was partially offset by impairment and other costs related to the closure of two franchised restaurants. Changes in the cash surrender value of our COLI policies, net of changes in our non-qualified deferred compensation obligation supported by these policies are subject to market fluctuations. The year-to-date market adjustments of the investments were a $2.8 million benefit in 2010 and a $3.9 million reduction in 2009. The increase in pension and postretirement benefits expense principally relates to a decrease in our discount rate.
     Gains on the sale of company-operated restaurants to franchisees, net were $3.0 million in the quarter from the sale of 30 Jack in the Box restaurants compared with $17.2 million from the sale of 46 restaurants a year ago. The restaurants sold in the quarter had lower-than-average sales volumes and cash flows; however, we expect these transactions to be accretive to future earnings. Year-to-date, gains were $12.4 million compared with $35.6 million last year from the sale of 53 and 75 restaurants, respectively. The changes in gains relates to the number of restaurants sold and the specific sales and cash flows of those restaurants.

Interest Expense
     Interest expense decreased $0.9 million and $3.3 million, respectively, compared with last year due primarily to lower average borrowings and interest rates compared to a year ago.
Interest Income
     Interest income decreased $0.2 million and $0.3 million, respectively, compared with last year primarily reflecting lower average notes receivable outstanding from franchisees.
Income Taxes
     The income tax provisions reflect effective tax rates of 36.1% in 2010 and 39.5% in 2009. The lower tax rate is largely attributable to market performance of insurance investment products used to fund certain non-qualified retirement plans. Changes in the cash value of the insurance products are not included in taxable income. We expect the fiscal year tax rate to be approximately 36-37%. The final annual tax rate cannot be determined until the end of the fiscal year; therefore, the actual rate could differ from our current estimates.
LIQUIDITY AND CAPITAL RESOURCES
     General. Our primary sources of short-term and long-term liquidity are expected to be cash flows from operations, the revolving bank credit facility, the sale of company-operated restaurants to franchisees and the sale and leaseback of certain restaurant properties.
     Our cash requirements consist principally of:
•	working capital;

•	capital expenditures for new restaurant construction and restaurant renovations;

•	income tax payments;

•	debt service requirements; and

•	obligations related to our employee benefit plans.
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
     Cash and cash equivalents decreased $40.5 million to $12.5 million at the end of the quarter from $53.0 million at the beginning of the fiscal year. This decrease is primarily due to repurchases of common stock, property and equipment expenditures and net repayments under our credit facility. These uses of cash were offset in part by cash flows provided by operating activities, and proceeds and collections of notes receivable from the sale of restaurants to franchisees. We generally reinvest available cash flows from operations to develop new restaurants or enhance existing restaurants, to reduce debt and to repurchase shares of our common stock.

     Cash Flows. The table below summarizes our cash flows from operating, investing and financing activities (in thousands):

	Year-to-Date
	April 11,	April 12,
	2010	2009

Total cash provided by (used in):
Operating activities:
Continuing operations	$26,646	$65,168
Discontinued operations	(2,172)	2,173
Investing activities:
Continuing operations	(5,944)	(60,999)
Discontinued operations	—	(849)
Financing activities	(59,071)	(42,369)

Decrease in cash and cash equivalents	$(40,541)	$(36,876)

     Operating Activities. Operating cash flows from continuing operations decreased $38.5 million compared with a year ago due primarily to the timing of working capital receipts and disbursements, and a decrease in earnings from continuing operations adjusted for non-cash items (primarily our company-owned life insurance policies and gains from the sale of company-operated restaurants).
     Investing Activities. Cash flows used in investing activities from continuing operations decreased $55.1 million compared with a year ago. This decrease is primarily due to lower spending for purchases of property and equipment and an increase in cash proceeds for new sites that we sell and leaseback when construction is complete. Cash flows used in investing activities were also impacted by decreases in cash proceeds from the sale of company-operated restaurants to franchisees and collections on notes receivable, as well as cash used to acquire franchise-operated restaurants in 2009.
     Capital Expenditures. The composition of capital expenditures used in continuing operations in each period follows (in thousands):

	Year-to-Date
	April 11,	April 12,
	2010	2009

Jack in the Box:
New restaurants	$15,901	$35,436
Restaurant facility improvements	17,769	39,666
Other, including corporate	4,482	6,872
Qdoba	4,480	9,197

Total capital expenditures	$42,632	$91,171

     Our capital expenditure program includes, among other things, investments in new locations, restaurant remodeling and other facility improvements, new equipment and information technology enhancements. Capital expenditures decreased compared to a year ago due primarily to the development of 16 fewer company-operated restaurants and lower spending related to our Jack in the Box re-image program. We expect fiscal 2010 capital expenditures to be approximately $125-$135 million, including investment costs related to the Jack in the Box restaurant re-image program. We plan to open approximately 30 Jack in the Box and 15 Qdoba company-operated restaurants in 2010.
     Sale of Company-Operated Restaurants. We continue to expand franchise ownership in the Jack in the Box system primarily through the sale of company-operated restaurants to franchisees. In 2010, we generated cash proceeds and notes receivable of $21.8 million from the sale of 53 restaurants compared with $49.0 million from the sale of 75 restaurants in 2009. Sales proceeds include financing related to certain transactions of $2.7 million in 2010 and $8.6 million 2009. In fiscal year 2010, we expect total proceeds of $85-$95 million from the sale of approximately 200 company-operated restaurants to franchisees.
     Acquisition of Franchise-Operated Restaurants. In the first quarter of 2009, we acquired 22 Qdoba franchise-operated restaurants for approximately $6.8 million, net of cash received. The total purchase price was allocated to property and equipment, goodwill and other income. The restaurants acquired are located in Michigan and Los Angeles, which we believe provide good long-term growth potential consistent with our strategic goals.

     Financing Activities. Cash used in financing activities increased $16.7 million compared with a year ago primarily attributable to cash used in 2010 to purchase of common stock and repay borrowings under our term loan.
     Financing. Our credit facility is comprised of (i) a $150.0 million revolving credit facility maturing on December 15, 2011 and (ii) a term loan maturing on December 15, 2012, both bearing interest at the London Interbank Offered Rate (“LIBOR”) plus 1.125%. As part of the credit agreement, we may request the issuance of up to $75.0 million in letters of credit, the outstanding amount of which reduces the net borrowing capacity under the agreement. The credit facility requires the payment of an annual commitment fee based on the unused portion of the credit facility. The credit facility’s interest rates and the annual commitment rate are based on a financial leverage ratio, as defined in the credit agreement. Our obligations under the credit facility are secured by first priority liens and security interests in the capital stock, partnership and membership interests owned by us and (or) our subsidiaries, and any proceeds thereof, subject to certain restrictions set forth in the credit agreement. Additionally, the credit agreement includes a negative pledge on all tangible and intangible assets (including all real and personal property) with customary exceptions. At April 11, 2010, we had $20.0 million in borrowings under the revolving credit facility, $369.8 million outstanding under the term loan and letters of credit outstanding of $37.9 million.
     Covenants. We are subject to a number of customary covenants under our credit facility, including limitations on additional borrowings, acquisitions, loans to franchisees, capital expenditures, lease commitments, stock repurchases and dividend payments, and requirements to maintain certain financial ratios. Following the end of each fiscal year, we may be required to prepay the term debt with a portion of our excess cash flows for such fiscal year, as defined in the credit agreement. Other events and transactions, such as certain asset sales, may also trigger an additional mandatory prepayment. In connection with the sale of Quick Stuff in 2009, we made a term loan prepayment of $21.0 million in February 2010 in accordance with the terms of the credit agreement, which was applied to the remaining scheduled principal installments on a pro-rata basis.
     Interest Rate Swaps. To reduce our exposure to rising interest rates under our credit facility, we entered into two interest rate swaps that effectively converted $200.0 million of our variable rate term loan borrowings to a fixed-rate. These agreements, which expired April 1, 2010, were designated as cash flow hedges with effectiveness assessed on changes in the present value of the term loan interest payments. There was no hedge ineffectiveness in 2010 or 2009.
     Repurchases of Common Stock. In November 2007, the Board approved a program to repurchase up to $200.0 million in shares of our common stock over three years expiring November 9, 2010. During 2010, we repurchased 2.6 million shares at an aggregate cost of $50.0 million. As of April 11, 2010, the aggregate remaining amount authorized and available under our credit agreement for repurchase was $47.4 million.
     Issuance of Common Stock. Proceeds from the issuance of common stock increased $0.3 million in 2010 reflecting an increase in the exercise of employee stock options compared with 2009, which also resulted in a corresponding increase in tax benefits from share-based compensation. As options granted are exercised, the Company will continue to receive proceeds and a tax deduction, but the amount and the timing of these cash flows cannot be reliably predicted as option holders’ decisions to exercise options will be largely driven by movements in the Company’s stock price.
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
CAUTIONARY STATEMENTS REGARDING FORWARD-LOOKING STATEMENTS
     This report contains forward-looking statements within the meaning of the federal securities law. Forward-looking statements use such words as “anticipate,” “assume,” “believe,” “estimate,” “expect,” “forecast,” “goals,” “guidance,” “intend,” “plan,” “project,” “may,” “will,” “would,” and similar expressions. These statements are based on management’s current expectations and are subject to risks and uncertainties, which may cause actual results to differ materially from expectations. You should not rely unduly on forward-looking statements. All forward-looking statements are made only as of the date issued. The estimates and assumptions underlying those forward-looking statements can and do change. We do not undertake any obligation to update any forward-looking statements. We caution the reader that the following important factors and the important factors described in the “Discussion of Critical Accounting Estimates,” and in other sections in this Form 10-Q and in our Annual Report on Form 10-K and other Securities and Exchange Commission filings, could cause our results to vary materially from those expressed in any forward-looking statement.
•	Any widespread negative publicity, whether or not based in fact, about public health issues or pandemics or the prospect of such events, or which affects consumer perceptions about the health, safety or quality of food and beverages served at our restaurants may adversely affect our results.
•	While there are reports pointing toward U.S. economic recovery, many of our largest markets continue to experience adverse economic conditions, including higher levels of unemployment, lower levels of consumer confidence and decreased consumer spending. Regional economic conditions that fail to improve could reduce traffic in our restaurants and impose practical limits on pricing, resulting in a negative impact on sales and profitability. If unstable economic conditions persist for an extended period of time, consumers may make long-lasting changes to their spending behavior.
•	Costs may exceed projections, including costs for food ingredients, labor (including increases in minimum wage, workers compensation, healthcare and other insurance), fuel, utilities, real estate, insurance, equipment, technology, and construction of new and remodeled restaurants. Inflationary pressures affecting the cost of commodities may adversely affect our food costs and our operating margins. We are currently assessing the potential costs of new federal healthcare legislation. Because a significant number of our restaurants are company-operated, we may have greater exposure to operating cost issues than chains that are more heavily franchised.
•	There can be no assurances that new interior and exterior designs, kitchen enhancements or new equipment will foster increases in sales at remodeled restaurants and yield the desired return on investment.

•	There can be no assurances that our growth objectives in the regional markets in which we operate restaurants will be met or that the new facilities will be profitable. Delays in development, sales softness and restaurant closures may have a material adverse effect on our results of operations. The development and profitability of restaurants can be adversely affected by many factors, including the ability of the Company and its franchisees to select and secure suitable sites on satisfactory terms, costs of construction, and general business and economic conditions. In addition, tight credit markets may negatively impact the ability of franchisees to fulfill their restaurant development commitments.
•	There can be no assurances that we will be able to effectively respond to aggressive competition from numerous and varied competitors (some with significantly greater financial resources) in all areas of business, including new concepts, facility design, competition for labor, new product introductions, promotions, (including value promotions) and discounting. Additionally, the trend toward convergence in grocery, deli, convenience store and other types of food services may increase the number of our competitors.
•	The realization of gains from the sale of company-operated restaurants to existing and new franchisees depends upon various factors, including sales trends, cost trends, and economic conditions. The financing market, including the cost and availability of borrowed funds and the terms required by lenders, can impact the ability of franchisee candidates to purchase franchises and can potentially impact the sales prices and number of franchises sold. The number of franchises sold and the amount of gain realized from the sale of an on-going business may not be consistent from quarter-to-quarter and may not meet expectations. As the number of franchisees increases, our revenues derived from royalties at franchised restaurants will increase, as well as the risk that revenues could be negatively impacted by defaults in payment of royalties. In addition, franchisee business obligations may not be limited to the operation of Jack in the Box restaurants, making them subject to business and financial risks unrelated to the operation of our restaurants. These unrelated risks could adversely affect a franchisee’s ability to make payments to us or to make payments on a timely basis.
•	The costs related to legal claims such as class actions involving employees, franchisees, shareholders or consumers, including costs related to potential settlement or judgments may adversely affect our results.
•	Changes in accounting standards, policies or practices or related interpretations by auditors or regulatory entities, including changes in tax accounting or tax laws may adversely affect our results.
•	The costs or exposures associated with maintaining the security of information and the use of cashless payments may exceed expectations. Such risks include increased investment in technology and costs of compliance with consumer protection and other laws.
•	Many factors affect the trading price of our stock, including factors over which we have no control, such as the current financial environment, government actions, reports on the economy as well as negative or positive announcements by competitors, regardless of whether the report relates directly to our business.
•	Significant demographic changes, adverse weather, pressures on consumer spending, economic conditions such as inflation or recession or political conditions such as terrorist activity or the effects of war, or other significant events, particularly in California and Texas where nearly 60% of our restaurants are located; new legislation and governmental regulation; the possibility of unforeseen events affecting the food service industry in general and other factors over which we have no control can each adversely affect our results of operation.
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
     A hypothetical 100 basis point increase in short-term interest rates, based on the outstanding balance of our revolving credit facility and term loan at April 11, 2010 would result in an estimated increase of $3.9 million in annual interest expense.

     We are also exposed to the impact of commodity and utility price fluctuations related to unpredictable factors such as weather and various other market conditions outside our control. Our ability to recover increased costs through higher prices is limited by the competitive environment in which we operate. From time to time, we enter into futures and option contracts to manage these fluctuations. At April 11, 2010, we had no such contracts in place.
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
ITEM 1A. RISK FACTORS
     You should consider the risks and uncertainties described under Item 1A of Part I of our Annual Report on Form 10-K for the fiscal year ended September 27, 2009, which we filed with the SEC on November 20, 2009, together with the risks and uncertainties discussed under the heading “Cautionary Statements Regarding Forward-Looking Statements” in Item 2 of this Quarterly Report on Form 10-Q when evaluating our business and our prospects. These risks and uncertainties are not the only ones we face. Additional risks and uncertainties not presently known to us or that we currently consider immaterial may also impair our business operations. If any of the risks or uncertainties actually occur, our business and financial results could be harmed. In that case, the market price of our common stock could decline. You should also refer to the other information set forth in this Quarterly Report and in our Annual Report on Form 10-K for the fiscal year ended September 27, 2009, including our financial statements and the related notes.
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

     Stock Repurchases. In November 2007, the Board approved a program to repurchase up to $200.0 million in shares of our common stock over three years expiring November 9, 2010. As of April 11, 2010, the aggregate remaining amount authorized and available under our credit agreement for repurchase was $47.4 million. The following table summarizes shares repurchased pursuant to this program during the quarter ended April 11, 2010:

			(c)
			Total number
			of shares	(d)
	(a)	(b)	purchased as	Maximum dollar
	Total number	Average	part of publicly	value that may yet
	of shares	price paid	announced	be purchased under
	purchased	per share	programs	these programs

January 18, 2010 - February 14, 2010	—	—	—	$57,429,056
February 15, 2010 - March 14, 2010	463,622	$21.54	463,622	$47,429,065
March 15, 2010 - April 11, 2010	—	—	—	$47,429,065

Total	463,622	$21.54	463,622

ITEM 5. OTHER INFORMATION
Our Annual Meeting of Stockholders was held February 10, 2010, at which the following matters were voted as indicated:

				Broker
	For	Withheld	Abstain	Non-Votes

1. Election of the following directors to serve until the next annual meeting of stockholders and until their successors are elected and qualified:
Michael E. Alpert	46,471,558	666,124	—	6,509,154
David L. Goebel	46,564,090	573,592	—	6,509,154
Murray H. Hutchison	46,178,973	958,709	—	6,509,154
Linda A. Lang	46,127,670	1,010,012	—	6,509,154
Michael W. Murphy	46,567,573	570,109	—	6,509,154
David M. Tehle	46,911,167	226,515	—	6,509,154
Winifred M. Webb	46,910,532	227,150	—	6,509,154

				Broker
	For	Against	Abstain	Non-Votes

2. Amendment and restatement of the 2004 stock incentive plan	42,631,900	4,463,494	42,288	6,509,154

3. Ratification of appointment of KPMG LLP as independent registered public accountants	52,830,652	697,139	119,045	—

4. Stockholder proposal relating to animal welfare	1,833,972	30,337,451	14,966,259	6,509,154

ITEM 6. EXHIBITS

Number	Description
3.1	Restated Certificate of Incorporation, as amended, which is incorporated herein by reference from the registrant’s Annual Report on Form 8-K dated September 24, 2007.

3.1.1	Certificate of Amendment of Restated Certificate of Incorporation, which is incorporated herein by reference from the registrant’s Current Report on Form 10-K dated September 21, 2007.

3.2	Amended and Restated Bylaws, which are incorporated herein by reference from the registrant’s Current Report on Form 8-K dated May 11, 2010.

10.16	Amended and Restated 2004 Stock Incentive Plan

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
SIGNATURE
     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

JACK IN THE BOX INC.
By:	/S/ JERRY P. REBEL
Jerry P. Rebel
Executive Vice President and Chief Financial Officer (Principal Financial Officer) (Duly Authorized Signatory)

Date: May 13, 2010