Form 10-Q
period 2010-07-04
JACK IN THE BOX INC /NEW/
filed 2010-08-05
CIK 807882

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended July 4, 2010
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
Yes ☐ No ☑
As of the close of business August 2, 2010, 55,095,553 shares of the registrant’s common stock were outstanding.

JACK IN THE BOX INC. AND SUBSIDIARIES

PART I. FINANCIAL INFORMATION

ITEM 1.	CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JACK IN THE BOX INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Dollars in thousands, except per share data)
(Unaudited)

	July 4,	September 27,
	2010	2009

ASSETS
Current assets:
Cash and cash equivalents	$12,870	$53,002
Accounts and other receivables, net	56,053	49,036
Inventories	39,927	37,675
Prepaid expenses	33,387	8,958
Deferred income taxes	44,614	44,614
Assets held for sale	71,091	99,612
Other current assets	4,953	7,152

Total current assets	262,895	300,049

Property and equipment, at cost	1,598,105	1,602,247
Less accumulated depreciation and amortization	(714,812)	(665,957)

Property and equipment, net	883,293	936,290
Other assets, net	229,627	219,571

	$1,375,815	$1,455,910

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current maturities of long-term debt	$11,309	$67,977
Accounts payable	65,616	63,620
Accrued liabilities	162,733	206,100

Total current liabilities	239,658	337,697

Long-term debt, net of current maturities	345,837	357,270
Other long-term liabilities	227,720	234,190
Deferred income taxes	225	2,264
Stockholders’ equity:
Preferred stock $.01 par value, 15,000,000 authorized, none issued	—	—
Common stock $.01 par value, 175,000,000 authorized, 74,369,998 and 73,987,070 issued, respectively	744	740
Capital in excess of par value	182,593	169,440
Retained earnings	978,380	912,210
Accumulated other comprehensive loss, net	(74,883)	(83,442)
Treasury stock, at cost, 19,294,745 and 16,726,032 shares	(524,459)	(474,459)

Total stockholders’ equity	562,375	524,489

	$1,375,815	$1,455,910

See accompanying notes to condensed consolidated financial statements.

JACK IN THE BOX INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS
(In thousands, except per share data)
(Unaudited)

	Quarter		Year-to-Date
	July 4,	July 5,	July 4,	July 5,
	2010	2009	2010	2009
Revenues:
Restaurant sales	$376,143	$457,586	$1,276,538	$1,554,561
Distribution sales	94,039	72,534	289,419	231,517
Franchised restaurant revenues	53,112	45,602	168,361	144,728

	523,294	575,722	1,734,318	1,930,806

Operating costs and expenses:
Food and packaging	119,642	143,884	404,285	508,212
Payroll and employee benefits	114,526	132,186	388,011	462,684
Occupancy and other	88,381	97,309	298,422	330,683

Company restaurant costs	322,549	373,379	1,090,718	1,301,579
Distribution costs of sales	94,652	72,456	290,931	230,070
Franchised restaurant costs	23,798	18,961	76,310	58,651
Selling, general and administrative expenses	64,134	62,532	195,684	220,221
Gains on the sale of company-operated restaurants, net	(23,687)	(8,725)	(36,054)	(44,320)

	481,446	518,603	1,617,589	1,766,201

Earnings from operations	41,848	57,119	116,729	164,605

Interest expense, net	2,421	4,372	11,729	16,672

Earnings from continuing operations and before income taxes	39,427	52,747	105,000	147,933

Income taxes	15,185	19,871	38,830	57,504

Earnings from continuing operations	24,242	32,876	66,170	90,429

Loss from discontinued operations, net	—	(13,318)	—	(12,613)

Net earnings	$24,242	$19,558	$66,170	$77,816

Net earnings per share — basic:
Earnings from continuing operations	$0.44	$0.58	$1.19	$1.59
Loss from discontinued operations, net	—	(0.24)	—	(0.22)

Net earnings per share	$0.44	$0.34	$1.19	$1.37

Net earnings per share — diluted:
Earnings from continuing operations	$0.44	$0.57	$1.18	$1.57
Loss from discontinued operations, net	—	(0.23)	—	(0.22)

Net earnings per share	$0.44	$0.34	$1.18	$1.35

Weighted-average shares outstanding:
Basic	54,937	56,921	55,478	56,728
Diluted	55,711	57,975	56,264	57,697
See accompanying notes to condensed consolidated financial statements.

JACK IN THE BOX INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in thousands)
(Unaudited)

	Year-to-Date
	July 4,	July 5,
	2010	2009

Cash flows from operating activities:
Net earnings	$66,170	$77,816
Loss from discontinued operations, net	—	12,613

Net earnings from continuing operations	66,170	90,429
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	76,643	77,389
Deferred finance cost amortization	1,063	1,195
Deferred income taxes	(5,758)	(1,283)
Share-based compensation expense	7,564	6,926
Pension and postretirement expense	22,373	9,419
Losses (gains) on cash surrender value of company-owned life insurance	(1,006)	7,690
Gains on the sale of company-operated restaurants, net	(36,054)	(44,320)
Gains on the acquisition of franchise-operated restaurants	—	(958)
Losses on the disposition of property and equipment, net	5,858	9,269
Loss on early retirement of debt	513	—
Impairment charges	4,083	6,243
Changes in assets and liabilities, excluding acquisitions and dispositions:
Accounts and other receivables	(9,746)	(5,489)
Inventories	(2,252)	5,663
Prepaid expenses and other current assets	(23,002)	(15,864)
Accounts payable	(3,555)	2,127
Pension and postretirement contributions	(18,715)	(19,040)
Other	(36,298)	(17,293)

Cash flows provided by operating activities from continuing operations	47,881	112,103
Cash flows provided by (used in) operating activities from discontinued operations	(2,172)	2,953

Cash flows provided by operating activities	45,709	115,056

Cash flows from investing activities:
Purchases of property and equipment	(62,173)	(118,760)
Proceeds from the sale of company-operated restaurants	52,035	49,447
Proceeds from (purchases of) assets held for sale and leaseback, net	31,333	(27,981)
Collections on notes receivable	8,074	23,659
Acquisition of franchise-operated restaurants	(8,115)	(6,760)
Other	2,507	(2,076)

Cash flows provided by (used in) investing activities from continuing operations	23,661	(82,471)
Cash flows used in investing activities from discontinued operations	—	(1,765)

Cash flows provided by (used in) investing activities	23,661	(84,236)

Cash flows from financing activities:
Borrowings on revolving credit facility	660,000	381,000
Repayments of borrowings on revolving credit facility	(512,000)	(442,000)
Proceeds from issuance of debt	200,000	—
Principal repayments on debt	(416,101)	(2,095)
Debt issuance costs	(9,126)	—
Proceeds from issuance of common stock	4,079	4,117
Repurchase of common stock	(50,000)	—
Excess tax benefits from share-based compensation arrangements	1,234	1,228
Change in book overdraft	12,412	(8,801)

Cash flows used in financing activities	(109,502)	(66,551)

Net decrease in cash and cash equivalents	(40,132)	(35,731)
Cash and cash equivalents at beginning of period	53,002	47,884

Cash and cash equivalents at end of period	$12,870	$12,153

See accompanying notes to condensed consolidated financial statements.

JACK IN THE BOX INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
1.	BASIS OF PRESENTATION
Nature of operations — Founded in 1951, Jack in the Box Inc. (the “Company”) operates and franchises Jack in the Box® quick-service restaurants and Qdoba Mexican Grill® (“Qdoba”) fast-casual restaurants in 45 states. References to the Company throughout these Notes to Condensed Consolidated Financial Statements are made using the first person notations of “we,” “us” and “our.”

Basis of presentation — The accompanying condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) and the rules and regulations of the Securities and Exchange Commission (“SEC”). In our opinion, all adjustments considered necessary for a fair presentation of financial condition and results of operations for these interim periods have been included. Operating results for one interim period are not necessarily indicative of the results for any other interim period or for the full year.

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

Fiscal year — Our fiscal year is 52 or 53 weeks ending the Sunday closest to September 30. Fiscal year 2010 includes 53 weeks while 2009 includes 52 weeks. Our first quarter includes 16 weeks and all other quarters include 12 weeks, with the exception of the fourth quarter of fiscal 2010, which includes 13 weeks. All comparisons between 2010 and 2009 refer to the twelve (“quarter”) and forty (“year-to-date”) weeks ended July 4, 2010 and July 5, 2009, respectively, unless otherwise indicated.

Use of estimates — In preparing the condensed consolidated financial statements in conformity with U.S. GAAP, management is required to make certain assumptions and estimates that affect reported amounts of assets, liabilities, revenues, expenses and the disclosure of contingencies. In making these assumptions and estimates, management may from time to time seek advice and consider information provided by actuaries and other experts in a particular area. Actual amounts could differ materially from these estimates.
2.	INDEBTEDNESS
New Credit Facility — On June 29, 2010, the Company replaced its existing credit facility with a new credit facility intended to provide a more flexible capital structure. The new credit facility is comprised of (i) a $400.0 million revolving credit facility and (ii) a $200.0 million term loan with a five-year maturity, initially both with London Interbank Offered Rate (“LIBOR”) plus 2.50%. As part of the credit agreement, we may also request the issuance of up to $75.0 million in letters of credit, the outstanding amount of which reduces the net borrowing capacity under the agreement. The new credit facility requires the payment of an annual commitment fee based on the unused portion of the credit facility. The credit facility’s interest rates and the annual commitment rate are based on a financial leverage ratio, as defined in the credit agreement.

JACK IN THE BOX INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
Repayments —The term loan requires amortization in the form of quarterly scheduled principal installments in the annual amounts set forth below (in thousands):

Fiscal Year
2010	$2,500
2011	12,500
2012	20,000
2013	15,000
2014	30,000
2015	120,000

Total principal installments	$200,000

The first such scheduled installment is required to be made on September 30, 2010, and the maturity date of the term loan is June 29, 2015. The Company may make voluntary prepayments of the loans under the revolving credit facility and term loan at any time without premium or penalty. Certain events such as asset sales, certain issuances of debt, and insurance and condemnation recoveries, may trigger a mandatory prepayment.

Collateral — The Company’s obligations under the new credit facility are secured by first priority liens and security interests in the capital stock, partnership, and membership interests owned by the Company and (or) its subsidiaries, and any proceeds thereof, subject to certain restrictions set forth in the credit agreement. Additionally, there is a negative pledge on all tangible and intangible assets (including all real and personal property) with customary exceptions as reflected in the credit agreement.

Covenants — We are subject to a number of customary covenants under our credit facility, including limitations on additional borrowings, acquisitions, loans to franchisees, capital expenditures, lease commitments, stock repurchases and dividend payments, and requirements to maintain certain financial ratios.

Use of proceeds — The Company borrowed $200.0 million under the term loan and $169.0 million under the revolving credit facility. The proceeds were used to repay all borrowings under the prior credit facility and related transaction fees and expenses, including those associated with the new credit facility. At July 4, 2010, we had borrowings under the revolving credit facility of $148.0 million and letters of credit outstanding of $34.9 million. Loan origination costs associated with the new credit facility were $9.2 million and are included as deferred costs in other assets, net in the accompanying condensed consolidated balance sheet as of July 4, 2010. Deferred financing fees of $0.5 million related to the prior credit facility were written-off and are included in interest expense, net in the accompanying condensed consolidated statement of earnings.
3.	FRANCHISE ARRANGEMENTS
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

JACK IN THE BOX INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

	Quarter		Year-to-Date
	July 4,	July 5,	July 4,	July 5,
	2010	2009	2010	2009

Number of restaurants sold to franchisees	58	23	111	98
Number of restaurants opened by franchisees	10	10	29	41

Initial franchise fees received	$2,583	$1,402	$5,558	$5,590

Cash proceeds from the sale of company-operated restaurants	$32,942	$9,018	$52,035	$49,447
Notes receivable (1)	—	5,264	2,730	13,816

Total proceeds	32,942	14,282	54,765	63,263
Net assets sold (primarily equipment)	(8,585)	(2,875)	(17,597)	(15,205)
Goodwill related to the sale of company-operated restaurants	(670)	(311)	(1,114)	(1,367)

Gains on the sale of company-operated restaurants	$23,687	$11,096	$36,054	$46,691

Average proceeds	$568	$621	$493	$646
Average gains on the sale of company-operated restaurants	$408	$482	$325	$476

(1)	Temporary financing was provided to franchisees in connection with certain refranchising transactions.
In the third quarter of fiscal 2009, we recognized a loss of $2.4 million related to the anticipated sale of a lower performing Jack in the Box company-operated market. This loss was included in gains on the sale of company-operated restaurants, net in the accompanying condensed consolidated statement of earnings.
4.	FRANCHISE ACQUISITIONS
We account for the acquisition of franchised restaurants using the purchase method of accounting for business combinations. In the third quarter, we acquired 16 Qdoba restaurants from a franchisee for net consideration of $8.1 million. The purchase price allocation was based on fair value estimates determined using significant unobservable inputs (Level 3). The following table provides detail of the allocation (in thousands):

Property and equipment	$6,771
Reacquired franchise rights	301
Goodwill	1,043

Total consideration	$8,115

In 2009, we acquired 22 Qdoba restaurants from franchisees for net consideration of $6.8 million. The purchase price was allocated to property and equipment, goodwill and other income (included in selling, general and administrative expenses in the accompanying condensed consolidated statement of earnings).
5.	FAIR VALUE MEASUREMENTS
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

JACK IN THE BOX INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
Financial assets and liabilities — The following table presents the Company’s financial assets and liabilities measured at fair value on a recurring basis as of July 4, 2010 (in thousands):

Fair Value Measurements
Quoted Prices
		in Active	Significant
		Markets for	Other	Significant
		Identical	Observable	Unobservable
		Assets	Inputs	Inputs
	Total	(Level 1)	(Level 2)	(Level 3)

Non-qualified deferred compensation plan (1)	$34,031	$34,031	$—	$—

(1)	We maintain an unfunded defined contribution plan for key executives and other members of management excluded from participation in our qualified savings plan. The fair value of this obligation is based on the closing market prices of the participants’ elected investments.
The fair values of each of our long-term debt instruments are based on quoted market values, where available, or on the amount of future cash flows associated with each instrument, discounted using our current borrowing rate for similar debt instruments of comparable maturity. The estimated fair values of our term loan and capital lease obligations approximated their carrying values as of July 4, 2010.

Non-financial assets and liabilities — The Company’s non-financial instruments, which primarily consist of goodwill, intangible assets and property and equipment, are reported at carrying value and are not required to be measured at fair value on a recurring basis. However, on a periodic basis or whenever events or changes in circumstances indicate that their carrying value may not be recoverable (at least annually for goodwill and semi-annually for property and equipment), non-financial instruments are assessed for impairment and, if applicable, written down to fair value.

In connection with our semi-annual property and equipment impairment reviews, long-lived assets held and used at 13 Jack in the Box restaurants having a carrying value of $2.9 million were written down to fair value using significant unobservable inputs (Level 3). The resulting impairment charge of $2.9 million was included in selling, general and administrative expenses in the accompanying condensed consolidated statement of earnings for the year-to-date period ended July 4, 2010.
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

Financial position — The following derivative instruments were outstanding as of the end of each period (in thousands):

	July 4, 2010		September 27, 2009
	Balance		Balance
	Sheet	Fair	Sheet	Fair
	Location	Value	Location	Value

Derivatives designated hedging instruments:
Interest rate swaps		$—	Accrued	$4,615
liabilities

JACK IN THE BOX INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
Financial performance — The following is a summary of the gains or losses recognized on our derivative instruments (in thousands):

	Amount of Gain/(Loss) Recognized in OCI
	Quarter		Year-to-Date
	July 4,	July 5,	July 4,	July 5,
	2010	2009	2010	2009

Derivatives in cash flow hedging relationship:
Interest rate swaps (Note 11)	$—	$1,071	$4,615	$(1,363)

	Location of	Amount of Gain/(Loss) Recognized in Income
	Gain/(Loss)	Quarter		Year-to-Date
	Recognized	July 4,	July 5,	July 4,	July 5,
	in Income	2010	2009	2010	2009

Derivatives not designated hedging instruments:
	Occupancy
Natural gas contracts	and other	$—	$—	$(99)	$(544)
During 2010 and 2009, our interest rate swaps had no hedge ineffectiveness, and no gains or losses were reclassified into net earnings.
7.	IMPAIRMENT, DISPOSAL OF PROPERTY AND EQUIPMENT, AND RESTAURANT CLOSING COSTS
Impairment — When events and circumstances indicate that our long-lived assets might be impaired and their carrying amount is greater than the undiscounted cash flows we expect to generate from such assets, we recognize an impairment loss as the amount by which the carrying value exceeds the fair value of the assets. We typically estimate fair value based on the estimated discounted cash flows of the related asset using marketplace participant assumptions. Impairment charges primarily relate to the write-down of the carrying value of certain underperforming Jack in the Box restaurants we continue to operate and restaurants we have closed.

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

The following impairment and disposal costs are included in selling, general and administrative expenses in the accompanying condensed consolidated statements of earnings (in thousands):

	Quarter		Year-to-Date
	July 4,	July 5,	July 4,	July 5,
	2010	2009	2010	2009

Impairment charges	$2,580	$1,386	$4,083	$6,243
Losses on the disposition of property and equipment, net	$3,498	$3,485	$5,858	$9,269
Restaurant closing costs consist of future lease commitments, net of anticipated sublease rentals, and expected ancillary costs, and are included in selling, general and administrative expenses. Total accrued restaurant closing costs, included in accrued liabilities and other long-term liabilities, changed as follows (in thousands):

	Quarter		Year-to-Date
	July 4,	July 5,	July 4,	July 5,
	2010	2009	2010	2009

Balance at beginning of period	$5,230	$4,504	$4,234	$4,712
Additions and adjustments	310	287	1,934	766
Cash payments	(379)	(298)	(1,007)	(985)

Balance at end of period	$5,161	$4,493	$5,161	$4,493

Additions and adjustments primarily relate to revisions to certain sublease assumptions and the closures of certain Jack in the Box restaurants.

JACK IN THE BOX INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
8.	INCOME TAXES
The income tax provisions reflect year-to-date effective tax rates of 37.0% in 2010 and 38.9% in 2009. The final annual tax rate cannot be determined until the end of the fiscal year; therefore, the actual 2010 rate could differ from our current estimates.

At September 27, 2009, our gross unrecognized tax benefits associated with uncertain income tax positions were $0.6 million, which if recognized, would favorably affect the effective income tax rate. As of July 4, 2010, the gross unrecognized tax benefits changed to $0.4 million due to beneficial settlement of an Internal Revenue Service appeal.

It is reasonably possible that changes of approximately $0.4 million to the gross unrecognized tax benefits will be required within the next twelve months. These changes relate to the possible settlement of state tax audits.

The major jurisdictions in which the Company files income tax returns include the United States and states in which we operate that impose an income tax. The federal statutes of limitations have not expired for tax years 2007 and forward. The statutes of limitations for California and Texas, which constitute the Company’s major state tax jurisdictions, have not expired for tax years 2000 and 2005, respectively, and forward. Generally, the statutes of limitations for the other state jurisdictions have not expired for tax years 2006 and forward.
9.	RETIREMENT PLANS
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

Net periodic benefit cost — The components of net periodic benefit cost were as follows in each period (in thousands):

	Quarter		Year-to-Date
	July 4,	July 5,	July 4,	July 5,
	2010	2009	2010	2009

Defined benefit pension plans:
Service cost	$2,898	$2,233	$9,658	$7,442
Interest cost	4,779	4,213	15,929	14,042
Expected return on plan assets	(4,088)	(4,035)	(13,626)	(13,450)
Actuarial loss	2,575	104	8,583	347
Amortization of unrecognized prior service cost	135	191	452	639

Net periodic benefit cost	$6,299	$2,706	$20,996	$9,020

Postretirement health plans:
Service cost	$25	$21	$82	$75
Interest cost	331	277	1,104	923
Actuarial loss (gains)	15	(222)	49	(741)
Amortization of unrecognized prior service cost	42	43	142	142

Net periodic benefit cost	$413	$119	$1,377	$399

Cash flows — Our policy is to fund our plans at or above the minimum required by law. Details regarding 2010 contributions are as follows (in thousands):

		Postretirement
	Defined Benefit	Health Care
	Pension Plans	Plans(1)

Net year-to-date contributions	$16,906	$1,809
Remaining estimated net contributions during fiscal 2010	$8,100	$300

(1)	Net of Medicare Part D subsidy.

JACK IN THE BOX INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
10.	SHARE-BASED EMPLOYEE COMPENSATION
Compensation expense — We offer share-based compensation plans to attract, retain and motivate key officers, employees and non-employee directors to work toward the financial success of the Company. The components of share-based compensation expense recognized in each period are as follows (in thousands):

	Quarter		Year-to-Date
	July 4,	July 5,	July 4,	July 5,
	2010	2009	2010	2009

Stock options	$1,672	$1,594	$5,415	$7,241
Performance-based stock awards	187	97	899	(1,162)
Nonvested stock awards	140	157	783	552
Nonvested stock units	65	48	188	80
Deferred compensation for non-management directors	—	68	279	215

Total share-based compensation expense	$2,064	$1,964	$7,564	$6,926

Share-based compensation awards are granted annually by the Company. Beginning fiscal 2010, stock awards granted to certain executives are comprised of stock options and performance awards whereas previously only stock options were granted.

Stock options — In November 2009, we granted 550,000 stock options to certain executives at a grant date fair value of $6.54.

Performance-based stock awards — In November 2009, we granted 225,440 performance-based stock awards to certain executives and non-officer employees at a grant date price of $19.26. These performance awards represent the right to receive shares of common stock at the end of a three-year service period based on the achievement of performance goals. In November 2009, we also issued 42,693 shares of common stock pursuant to performance awards, which vested at the end of fiscal 2009.

In November 2008, we modified the performance periods and goals of our outstanding performance-based stock awards to address challenges associated with establishing long-term performance measures. The modifications and changes to expectations regarding achievement levels resulted in a $2.2 million reduction in selling, general and administrative expense in fiscal 2009.
Nonvested stock awards — In January 2010, we released 30,168 nonvested stock awards related to the retirement of an executive.
Nonvested stock units — In February 2010, we granted 34,700 nonvested stock units at a grant date price of $21.24 to an executive.
11.	STOCKHOLDERS’ EQUITY
Repurchases of common stock — In November 2007, the Board approved a program to repurchase up to $200.0 million in shares of our common stock over three years expiring November 9, 2010. During 2010, we repurchased approximately 2.6 million shares at an aggregate cost of $50.0 million. As of July 4, 2010, the aggregate remaining amount authorized for repurchase was $47.4 million.

JACK IN THE BOX INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
Comprehensive income — Our total comprehensive income, net of taxes, was as follows (in thousands):

	Quarter		Year-to-Date
	July 4,	July 5,	July 4,	July 5,
	2010	2009	2010	2009

Net earnings	$24,242	$19,558	$66,170	$77,816

Net unrealized gains (losses) related to cash flow hedges (Note 6)	—	1,071	4,615	(1,363)
Tax effect	—	(410)	(1,761)	522

	—	661	2,854	(841)

Effect of amortization of unrecognized net actuarial losses and prior service cost	2,767	116	9,226	387
Tax effect	(1,056)	(44)	(3,521)	(148)

	1,711	72	5,705	239

Total comprehensive income	$25,953	$20,291	$74,729	$77,214

Accumulated other comprehensive loss — The components of accumulated other comprehensive loss, net of taxes, were as follows at the end of each period (in thousands):

	July 4,	September 27,
	2010	2009

Unrecognized periodic benefit costs, net of tax benefits of $46,229 and $49,750, respectively	$(74,883)	$(80,588)
Net unrealized losses related to cash flow hedges, net of tax benefits of $0 and $1,761, respectively	—	(2,854)

Accumulated other comprehensive loss	$(74,883)	$(83,442)

12.	AVERAGE SHARES OUTSTANDING
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
The following table reconciles basic weighted-average shares outstanding to diluted weighted-average shares outstanding (in thousands):

	Quarter		Year-to-Date
	July 4,	July 5,	July 4,	July 5,
	2010	2009	2010	2009

Weighted-average shares outstanding — basic	54,937	56,921	55,478	56,728
Effect of potentially dilutive securities:
Stock options	533	694	534	632
Nonvested stock awards	180	170	178	171
Nonvested stock units	5	—	2	—
Performance-vested stock awards	56	190	72	166

Weighted-average shares outstanding — diluted	55,711	57,975	56,264	57,697

Excluded from diluted weighted-average shares outstanding:
Antidilutive	3,202	2,774	3,146	2,757
Performance conditions not satisfied at end of the period	263	98	263	122
13.	VARIABLE INTEREST ENTITIES
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
The following table reflects the assets and liabilities of our advertising funds that were included in our condensed consolidated balance sheet at July 4, 2010 (in thousands):

	Jack in the Box	Qdoba

Cash	$—	$254
Accounts receivable	—	163
Prepaid assets	3,769	37
Other	—	36

Total assets	$3,769	$490

Accounts payable	$—	$459
Accrued liabilities	12,509	31

Total liabilities	$12,509	$490

14.	CONTINGENCIES AND LEGAL MATTERS
Legal matters — We are subject to normal and routine litigation. In the opinion of management, based in part on the advice of legal counsel, the ultimate liability from all pending legal proceedings, asserted legal claims and known potential legal claims should not materially affect our operating results, financial position or liquidity.
15.	SEGMENT REPORTING
We manage the Company as a two-branded restaurant operations business, and as such, our segments comprise results related to system restaurant operations for our Jack in the Box and Qdoba brands. This segment reporting structure reflects the Company’s current management structure, internal reporting method and financial information used in deciding how to allocate Company resources. Based upon certain quantitative thresholds, both operating segments are considered reportable segments.
We measure and evaluate our segments based on segment earnings from operations. Summarized financial information concerning our reportable segments is shown in the following table (in thousands):

	Quarter		Year-to-Date
	July 4,	July 5,	July 4,	July 5,
	2010	2009	2010	2009

Revenues by segment:
Jack in the Box restaurant operations	$388,649	$467,888	$1,323,259	$1,592,091
Qdoba restaurant operations	40,606	35,300	121,640	107,198
Distribution operations	94,039	72,534	289,419	231,517

Consolidated revenues	$523,294	$575,722	$1,734,318	$1,930,806

Earnings from operations by segment:
Jack in the Box restaurant operations	$39,097	$53,759	$110,342	$154,891
Qdoba restaurant operations	3,357	3,117	7,864	7,700
Distribution operations	(606)	243	(1,477)	2,014

Consolidated earnings from operations	$41,848	$57,119	$116,729	$164,605

Interest income and expense and income taxes are not reported for our segments, in accordance with our method of internal reporting.
16.	SUPPLEMENTAL CONSOLIDATED CASH FLOW INFORMATION
Additional information related to cash flows is as follows (in thousands):

	Year-to-Date
	July 4,	July 5,
	2010	2009

Cash paid during the year for:
Interest, net of amounts capitalized	$14,374	$21,979
Income tax payments	$58,396	$57,787

JACK IN THE BOX INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
17.	SUPPLEMENTAL CONSOLIDATED BALANCE SHEET INFORMATION
Other assets, net — We have purchased company-owned life insurance (“COLI”) policies to support our non-qualified benefit plans. The cash surrender values of these policies were $70.6 million and $66.9 million as of July 4, 2010 and September 27, 2009, respectively, and are included in other assets, net in the accompanying condensed consolidated balance sheets. These policies reside in an umbrella trust for use only to pay plan benefits to participants or to pay creditors if the Company becomes insolvent. As of July 4, 2010 and September 27, 2009, the trust also included cash of $0.5 million and $1.4 million, respectively.
Goodwill is the excess of the purchase price over the fair value of identifiable net assets acquired. As of July 4, 2010 and September 27, 2009, other assets, net included goodwill of $85.8 million. Refer to Note 3, Franchise Arrangements, and Note 4, Franchise Acquisitions, for detail regarding goodwill activity since the end of last fiscal year.
Accrued liabilities — Accrued liabilities included accrued advertising costs of $12.5 million and $21.2 million as of July 4, 2010 and September 27, 2009, respectively.
18.	FUTURE APPLICATION OF ACCOUNTING PRINCIPLES
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

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
GENERAL
     All comparisons between 2010 and 2009 refer to the 12-week (“quarter”) and 40-week (“year-to-date”) periods ended July 4, 2010 and July 5, 2009, respectively, unless otherwise indicated.
     For an understanding of the significant factors that influenced our performance during the quarterly and year-to-date periods ended July 4, 2010 and July 5, 2009, we believe our Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) should be read in conjunction with the Condensed Consolidated Financial Statements and related Notes included in this Quarterly Report and our Annual Report on Form 10-K for the fiscal year ended September 27, 2009.
     Our MD&A consists of the following sections:
•	Overview — a general description of our business, the quick-service dining segment of the restaurant industry and fiscal 2010 highlights.

•	Results of operations — an analysis of our consolidated statements of earnings for the periods presented in our condensed consolidated financial statements.

•	Liquidity and capital resources — an analysis of cash flows including capital expenditures, aggregate contractual obligations, share repurchase activity, known trends that may impact liquidity and the impact of inflation.

•	Discussion of critical accounting estimates — a discussion of accounting policies that require critical judgments and estimates.

•	New accounting pronouncements — a discussion of new accounting pronouncements, dates of implementation and impact on our consolidated financial position or results of operations, if any.

•	Cautionary statements regarding forward-looking statements — a discussion of the forward-looking statements used by management.
OVERVIEW
     As of July 4, 2010, we operated and franchised 2,234 Jack in the Box quick-service restaurants (“QSR”), primarily in the western and southern United States, and 515 Qdoba Mexican Grill (“Qdoba”) fast-casual restaurants throughout the United States.
     Our primary source of revenue is from retail sales at company-operated restaurants. We also derive revenue from sales of food and packaging to Jack in the Box and Qdoba franchised restaurants and revenue from franchisees including royalties (based upon a percent of sales), rents and franchise fees. In addition, we recognize gains from the sale of company-operated restaurants to franchisees, which are presented as a reduction of operating costs and expenses in the accompanying condensed consolidated statements of earnings.
     The QSR industry is complex and challenging. Challenges presently facing the sector include higher levels of consumer expectations, intense competition with respect to market share, restaurant locations, labor, menu and product development, changes in the economy, including the current recessionary environment, high rates of unemployment, costs of commodities and trends for healthier eating.
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

     The following summarizes the most significant events occurring in fiscal 2010 and certain trends compared to a year ago:
•	Restaurant Sales. Sales at Jack in the Box company-operated restaurants open more than one fiscal year (“same-store”) decreased 9.4% in the quarter and 9.9% year-to-date. System same-store sales at Qdoba restaurants increased 4.6% in the quarter and 1.8% year-to-date. Sales at our Jack in the Box restaurants continue to be impacted by high unemployment rates in our major markets for our key customer demographics. Our average check at Jack in the Box company restaurants declined approximately 2.5% during the quarter as promotions had a negative impact which more than offset price increases of approximately 1.2%.

•	Commodity Costs. Pressures from higher commodity costs, which negatively impacted our business in fiscal 2009, have moderated somewhat in 2010. Year-to-date, overall commodity costs at our Jack in the Box restaurants decreased approximately 3.0%. We expect our overall commodity costs to increase approximately 4.0% in the fourth quarter as compared to last year and to decrease approximately 1.0% in fiscal 2010.

•	Restaurant Growth. We continued to grow our brands with the opening of new company-operated and franchised restaurants. Year-to-date, we opened 32 Jack in the Box locations, including several in our newer markets, and 23 Qdoba locations.

•	Franchising Program. We refranchised 111 Jack in the Box restaurants year-to-date, while Qdoba and Jack in the Box franchisees opened 29 restaurants year-to-date. We remain on track to achieve our goal to increase the percentage of franchise ownership in the Jack in the Box system to 70-80% by the end of fiscal year 2013, and crossed the 50% mark during the third quarter.

•	Credit Facility. On June 29, 2010, we entered into a new credit agreement consisting of a $400 million revolving credit facility and a $200 million term loan, both with a five-year maturity.
RESULTS OF OPERATIONS
     The following table sets forth, unless otherwise indicated, the percentage relationship to total revenues of certain items included in our condensed consolidated statements of earnings. Percentages may not add due to rounding.

	Quarter		Year-to-Date
	July 4,	July 5,	July 4,	July 5,
	2010	2009	2010	2009
Statement of Earnings Data:
Revenues:
Restaurant sales	71.9%	79.5%	73.6%	80.5%
Distribution sales	18.0%	12.6%	16.7%	12.0%
Franchised restaurant revenues	10.1%	7.9%	9.7%	7.5%

Total revenues	100.0%	100.0%	100.0%	100.0%

Operating costs and expenses:
Food and packaging (1)	31.8%	31.4%	31.7%	32.7%
Payroll and employee benefits (1)	30.4%	28.9%	30.4%	29.8%
Occupancy and other (1)	23.5%	21.3%	23.4%	21.3%

Company restaurant costs (1)	85.8%	81.6%	85.4%	83.7%

Distribution costs of sales (1)	100.7%	99.9%	100.5%	99.4%
Franchised restaurant costs (1)	44.8%	41.6%	45.3%	40.5%
Selling, general and administrative expenses	12.3%	10.9%	11.3%	11.4%
Gains on the sale of company-operated restaurants, net	(4.5%)	(1.5%)	(2.1%)	(2.3%)
Earnings from operations	8.0%	9.9%	6.7%	8.5%
Income tax rate (2)	38.5%	37.7%	37.0%	38.9%

(1)	As a percentage of the related sales and/or revenues.

(2)	As a percentage of earnings from continuing operations and before income taxes.

     The following table summarizes the year-to-date changes in the number of Jack in the Box and Qdoba company-operated and franchised restaurants:

	July 4, 2010			July 5, 2009
	Company	Franchised	Total	Company	Franchised	Total
Jack in the Box:
Beginning of period	1,190	1,022	2,212	1,346	812	2,158
New	18	14	32	35	14	49
Refranchised	(111)	111	—	(98)	98	—
Acquired by the Company	1	(1)	—	—	—	—
Closed	(4)	(6)	(10)	(5)	(3)	(8)

End of period	1,094	1,140	2,234	1,278	921	2,199

% of system	49%	51%	100%	58%	42%	100%
Qdoba:
Beginning of period	157	353	510	111	343	454
New	8	15	23	14	27	41
Acquired by the Company	16	(16)	—	22	(22)	—
Closed	—	(18)	(18)	—	(4)	(4)

End of period	181	334	515	147	344	491

% of system	35%	65%	100%	30%	70%	100%
Consolidated:

Total system	1,275	1,474	2,749	1,425	1,265	2,690

% of system	46%	54%	100%	53%	47%	100%
Revenues
     As we execute our refranchising strategy, which includes the sale of restaurants to franchisees, we expect the number of company-operated restaurants and the related sales to continually decrease while revenues from franchised restaurants increase. Company-operated restaurant sales decreased $81.4 million, or 17.8%, in the quarter and $278.0 million, or 17.9%, year-to-date. These decreases are due to a decrease in the number of Jack in the Box company-operated restaurants and declines in same-store sales at Jack in the Box restaurants, partially offset by an increase in the number of Qdoba company-operated restaurants. Same-store sales at Jack in the Box company-operated restaurants decreased 9.4% in the quarter and 9.9% year-to-date compared with a year ago.
     Distribution sales to Jack in the Box and Qdoba franchisees grew $21.5 million and $57.9 million, respectively, from a year ago, primarily reflecting an increase in the number of Jack in the Box franchised restaurants serviced by our distribution centers, partially offset by lower Jack in the Box per-store-average (“PSA”) unit volumes.
     Franchised restaurant revenues increased $7.5 million, or 16.5%, in the quarter and $23.6 million, or 16.3%, year-to-date due primarily to an increase in the number of franchised restaurants, offset in part by a decrease in PSA sales at Jack in the Box franchised restaurants. The following table reflects the detail of our franchised restaurant revenues in each period (dollars in thousands):

	Quarter		Year-to-Date
	July 4,	July 5,	July 4,	July 5,
	2010	2009	2010	2009
Royalties	$21,120	$19,270	$67,506	$60,717
Rents	29,087	24,517	94,133	78,445
Re-image contributions to franchisees	(235)	(370)	(885)	(1,865)
Fees and other	3,140	2,185	7,607	7,431

Total franchised restaurant revenues	$53,112	$45,602	$168,361	$144,728

Average number of franchised restaurants	1,445	1,244	1,406	1,192

Royalties as a percentage of estimated franchised restaurant sales
Jack in the Box	5.3%	5.3%	5.3%	5.2%
Qdoba	5.0%	5.0%	5.0%	5.0%

Operating Costs and Expenses
     Food and packaging costs were 31.8% of restaurant sales in the quarter versus 31.4% last year and 31.7% year-to-date compared with 32.7% a year ago. Commodity costs increased approximately 2.0% in the quarter, principally related to beef and pork, and decreased approximately 3.0% year-to-date due primarily to declines in beef, shortening, poultry and cheese. In both periods, our margin improvement initiatives and modest selling price increases more than offset the impact of unfavorable product mix and promotions.
     Payroll and employee benefit costs were 30.4% of restaurant sales in the quarter and year-to-date, compared to 28.9% and 29.8%, respectively, in 2009, reflecting the impact of same-store sales deleverage and an increase in our workers’ compensation costs, which more than offset the benefits derived from our labor productivity initiatives. Workers’ compensation costs have increased as the cost per claim is trending higher even though the number of claims is lower.
     Occupancy and other costs were 23.5% of restaurant sales in the quarter and 23.4% year-to-date compared with 21.3% in both periods a year ago. The higher percentages in 2010 primarily relate to sales deleverage and higher depreciation from the ongoing re-image program at Jack in the Box, which were partially offset by lower utilities expense and restaurant managed costs.
     Distribution costs of sales increased $22.2 million and $60.9 million, respectively, from last year primarily reflecting an increase in the related sales. As a percentage of distribution sales, these costs increased to 100.7% in the quarter and 100.5% year-to-date compared with 99.9% and 99.4%, respectively, a year ago due primarily to deleverage from lower PSA sales at Jack in the Box franchised restaurants.
     Franchised restaurant costs, principally rents and depreciation on properties leased to Jack in the Box franchisees, increased $4.8 million in the quarter and $17.7 million year-to-date from a year ago, due primarily to an increase in the number of franchised restaurants that sublease property from us as a result of our refranchising activities. Franchised restaurant costs increased to 44.8% of the related revenues in the quarter and 45.3% year-to-date, from 41.6% and 40.5%, respectively, a year ago due primarily to revenue deleverage from lower sales at franchised restaurants against fixed rental costs.
     The following table summarizes the change in selling, general and administrative expenses in each period compared with the prior year (in thousands):

	Increase/(Decrease)
	Quarter	Year-to-Date
Refranchising strategy and planned overhead reductions	$(3,237)	$(12,308)
Advertising	(1,079)	(10,258)
Facility charges	1,670	(4,446)
Incentive compensation	(1,730)	(3,904)
Cash surrender value of COLI policies, net	3,237	(3,432)
Pension and postretirement benefits	3,886	12,953
Hurricane Ike insurance proceeds	(2,000)	(3,004)
Other	855	(138)

	$1,602	$(24,537)

     Our refranchising strategy has resulted in a decrease in the number of company-operated restaurants and the related overhead expenses to manage and support those restaurants. Advertising costs, primarily contributions to our marketing fund that are generally determined as a percentage of restaurant sales, decreased reflecting our refranchising strategy and lower PSA sales at Jack in the Box company-operated restaurants, which were partially offset by incremental company contributions. Facility charges, which include impairment charges, accelerated depreciation and other costs related to the disposition of property and equipment, increased in the quarter primarily due to an increase in the number of underperforming restaurants impaired. Year-to-date, facility charges decreased due to the substantial completion of our Jack in the Box exterior re-image enhancements by the end of last fiscal year and lower impairment charges. Changes in the cash surrender value of our COLI policies, net of changes in our non-qualified deferred compensation obligation supported by these policies are subject to market fluctuations. The year-to-date market adjustments of the investments were a $0.5 million benefit in 2010 and a negative impact of $2.9 million in 2009. The increase in pension and postretirement benefits expense principally relates to a decrease in our discount rate.

     Gains on the sale of company-operated restaurants to franchisees, net are detailed in the following table (dollars in thousands):

	Quarter		Year-to-Date
	July 4,	July 5,	July 4,	July 5,
	2010	2009	2010	2009
Number of restaurants sold to franchisees	58	23	111	98

Gains on the sale of company-operated restaurants	$23,687	$11,096	$36,054	$46,691
Loss on expected sale of underperforming market	—	(2,371)	—	(2,371)

Gains on the sale of company-operated restaurants, net	$23,687	$8,725	$36,054	$44,320

Average gain on restaurants sold	$408	$482	$325	$476
     Gains were impacted by the number of restaurants sold and changes in average gains recognized, which relate to the specific sales and cash flows of those restaurants. In 2009, gains on the sale of company-operated restaurants to franchisees, net included a loss of $2.4 million relating to the anticipated sale of a lower performing Jack in the Box market.
Interest Expense, Net
     Interest expense, net is comprised of the following (in thousands):

	Quarter		Year-to-Date
	July 4,	July 5,	July 4,	July 5,
	2010	2009	2010	2009
Interest expense	$2,747	$4,622	$12,644	$17,802
Interest income	(326)	(250)	(915)	(1,130)

Interest expense, net	$2,421	$4,372	$11,729	$16,672

     Interest expense, net decreased $2.0 million in the quarter and $4.9 million year-to-date compared with last year due primarily to lower average borrowings and interest rates compared to a year ago, partially offset by a $0.5 million charge to write-off deferred financing fees in connection with the refinancing of our credit facility.
Income Taxes
     The tax rate for the third quarter was 38.5% compared with 37.7% in the prior year, with the increase due primarily to the market performance of insurance investment products used to fund certain non-qualified retirement plans. Year-to-date, the income tax provisions reflect effective tax rates of 37.0% in 2010 and 38.9% in 2009. The lower tax rate is largely attributable to market performance of insurance investment products used to fund certain non-qualified retirement plans. Changes in the cash value of the insurance products are not included in taxable income. We expect the fiscal year tax rate to be approximately 37%. The final annual tax rate cannot be determined until the end of the fiscal year; therefore, the actual rate could differ from our current estimates.
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
     Cash and cash equivalents decreased $40.1 million to $12.9 million at the end of the quarter from $53.0 million at the beginning of the fiscal year. This decrease is primarily due to net repayments under our credit facility, property and equipment expenditures and repurchases of common stock. These uses of cash were offset in part by cash flows provided by operating activities, proceeds and collections of notes receivable from the sale of restaurants to franchisees and net proceeds from the sale and leaseback of restaurant properties. We generally reinvest available cash flows from operations to develop new restaurants or enhance existing restaurants, to reduce debt and to repurchase shares of our common stock.
     Cash Flows. The table below summarizes our cash flows from operating, investing and financing activities (in thousands):

	Year-to-Date
	July 4,	July 5,
	2010	2009
Total cash provided by (used in):
Operating activities:
Continuing operations	$47,881	$112,103
Discontinued operations	(2,172)	2,953
Investing activities:
Continuing operations	23,661	(82,471)
Discontinued operations	—	(1,765)
Financing activities	(109,502)	(66,551)

Decrease in cash and cash equivalents	$(40,132)	$(35,731)

     Operating Activities. Operating cash flows from continuing operations decreased $64.2 million compared with a year ago due primarily to the timing of working capital receipts and disbursements and a decrease in earnings from continuing operations adjusted for non-cash items.
     Investing Activities. Investing activity cash flows from continuing operations increased $106.1 million compared with a year ago. This increase is primarily due to an increase in proceeds related to new sites that we sell and leaseback when construction is complete and lower spending for purchases of property and equipment. Cash flows used in investing activities were also impacted by a decrease in collections on notes receivable.
     Capital Expenditures. The composition of capital expenditures used in continuing operations in each period follows (in thousands):

	Year-to-Date
	July 4,	July 5,
	2010	2009
Jack in the Box:
New restaurants	$18,510	$42,773
Restaurant facility improvements	28,203	54,571
Other, including corporate	7,577	8,556
Qdoba	7,883	12,860

Total capital expenditures	$62,173	$118,760

     Our capital expenditure program includes, among other things, investments in new locations, restaurant remodeling and other facility improvements, new equipment and information technology enhancements. Capital expenditures decreased compared to a year ago due primarily to the development of 23 fewer company-operated restaurants and lower spending related to our Jack in the Box re-image program. We expect fiscal 2010 capital expenditures to be approximately $125-$135 million, including investment costs related to the Jack in the Box restaurant re-image program. We plan to open approximately 30 Jack in the Box and 15 Qdoba company-operated restaurants in 2010.
     Sale of Company-Operated Restaurants. We continue to expand franchise ownership in the Jack in the Box system primarily through the sale of company-operated restaurants to franchisees. Year-to-date, we generated cash proceeds and notes receivable of $54.8 million from the sale of 111 restaurants compared with $63.3 million from the sale of 98 restaurants in 2009. Sales proceeds include $2.7 million in financing related to certain transactions in 2010, which have been repaid, and $13.8 million in 2009 of which $11.6 million has been repaid. In fiscal year 2010, we expect total proceeds of $90–$95 million from the sale of approximately 200 company-operated restaurants to franchisees.
     Acquisition of Franchise-Operated Restaurants. In the third quarter of 2010, we acquired all 16 Qdoba franchise-operated restaurants in the Boston market for approximately $8.1 million. The purchase price was allocated to property and equipment, goodwill and reacquired franchise rights.
     In the first quarter of 2009, we acquired 22 Qdoba franchise-operated restaurants in Michigan and California for approximately $6.8 million, net of cash received. The total purchase price was allocated to property and equipment, goodwill and other income.
     Financing Activities. Cash used in financing activities increased $43.0 million compared with a year ago primarily attributable to purchases of our common stock in fiscal 2010 and debt issuance costs incurred in 2010 related to the refinancing of our credit facility.
     New Credit Facility. On June 29, 2010, the Company replaced its existing credit facility with a new credit facility intended to provide a more flexible capital structure. The new credit facility is comprised of (i) a $400.0 million revolving credit facility and (ii) a $200.0 million term loan with a five-year maturity, initially both with London Interbank Offered Rate (“LIBOR”) plus 2.50%. As part of the credit agreement, we may also request the issuance of up to $75.0 million in letters of credit, the outstanding amount of which reduces the net borrowing capacity under the agreement. The new credit facility requires the payment of an annual commitment fee based on the unused portion of the credit facility. The credit facility’s interest rates and the annual commitment rate are based on a financial leverage ratio, as defined in the credit agreement.
     Repayments —The term loan requires amortization in the form of quarterly scheduled principal installments in the annual amounts set forth below (in thousands):

Fiscal Year
2010	$2,500
2011	12,500
2012	20,000
2013	15,000
2014	30,000
2015	120,000

Total principal installments	$200,000

     The first such scheduled installment is required to be made on September 30, 2010, and the maturity date of the term loan is June 29, 2015. The Company may make voluntary prepayments of the loans under the revolving credit facility and term loan at any time without premium or penalty. Specific events, such as asset sales, certain issuances of debt and insurance and condemnation recoveries, may trigger a mandatory prepayment.
     Collateral. The Company’s obligations under the new credit facility are secured by first priority liens and security interests in the capital stock, partnership, and membership interests owned by the Company and (or) its subsidiaries, and any proceeds thereof, subject to certain restrictions set forth in the credit agreement. Additionally, there is a negative pledge on all tangible and intangible assets (including all real and personal property) with customary exceptions as reflected in the credit agreement.
     Covenants. We are subject to a number of customary covenants under our credit facility, including limitations on additional borrowings, acquisitions, loans to franchisees, capital expenditures, lease commitments, stock repurchases and dividend payments, and requirements to maintain certain financial ratios.
     Use of Proceeds. The Company borrowed $200.0 million under the term loan and $169.0 million under the revolving credit facility. The proceeds were used to repay all borrowings under the prior credit facility and related transaction fees and expenses, including those associated with the new credit facility. At July 4, 2010, we had borrowings under the revolving credit facility of $148.0 million and letters of credit outstanding of $34.9 million. Loan origination costs associated with the new credit facility were $9.2 million and are included as deferred costs in other assets, net in the accompanying condensed consolidated balance sheet as of July 4, 2010.
     Repurchases of Common Stock. In November 2007, the Board approved a program to repurchase up to $200.0 million in shares of our common stock over three years expiring November 9, 2010. During 2010, we repurchased approximately 2.6 million shares at an aggregate cost of $50.0 million. As of July 4, 2010, the aggregate remaining amount authorized for repurchase was $47.4 million.
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
DISCUSSION OF CRITICAL ACCOUNTING ESTIMATES
     We have identified the following as our most critical accounting estimates, which are those that are most important to the portrayal of the Company’s financial condition and results and require management’s most subjective and complex judgments. Information regarding our other significant accounting estimates and policies is disclosed in Note 1 of our most recent Annual Report on Form 10-K filed with the SEC.
     Share-based Compensation — We offer share-based compensation plans to attract, retain and motivate key officers, non-employee directors and employees to work toward the financial success of the Company. Share-based compensation cost for our stock option grants is estimated at the grant date based on the award’s fair-value as calculated by an option pricing model and is recognized as expense ratably over the requisite service period. The option pricing models require various highly judgmental assumptions including volatility, forfeiture rates and expected option life. If any of the assumptions used in the model change significantly, share-based compensation expense may differ materially in the future from that recorded in the current period.
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
     Long-lived Assets — Property, equipment and certain other assets, including amortized intangible assets, are reviewed for impairment when indicators of impairment are present. This review generally includes a restaurant-level analysis, except when we are actively selling a group of restaurants, in which case we perform our impairment evaluations at the group level. Impairment evaluations for individual restaurants take into consideration a restaurant’s operating cash flows, the period of time since a restaurant has been opened or remodeled, refranchising expectations and the maturity of the related market. Impairment evaluations for a group of restaurants take into consideration the group’s expected future cash flows and sales proceeds from bids received, if any, or fair market value based on, among other considerations, the specific sales and cash flows of those restaurants. If the assets of a restaurant or group of restaurants subject to our impairment evaluation are not recoverable based upon the forecasted, undiscounted cash flows, we recognize an impairment loss by the amount which the carrying value of the assets exceeds fair value. Our estimates of cash flows used to assess impairment are subject to a high degree of judgment and may differ from actual cash flows due to, among other things, economic conditions or changes in operating performance.
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

Securities and Exchange Commission filings, could cause our results to vary materially from those expressed in any forward-looking statement.
•	Any widespread negative publicity, whether or not based in fact, about public health issues or pandemics or the prospect of such events, which affects consumer perceptions about the health, safety or quality of food and beverages served at our restaurants may adversely affect our results.

•	While there are reports pointing toward U.S. economic recovery, many of our largest markets continue to experience adverse economic conditions, including higher levels of unemployment, lower levels of consumer confidence and decreased consumer spending. Regional economic conditions that fail to improve could reduce traffic in our restaurants and impose practical limits on pricing, resulting in a negative impact on sales and profitability. If unstable economic conditions persist for an extended period of time, consumers may make long-lasting changes to their spending behavior.

•	Costs may exceed projections, including costs for food ingredients, labor (including increases in minimum wage, workers compensation, healthcare and other insurance), fuel, utilities, real estate, insurance, equipment, technology and construction of new and remodeled restaurants. Inflationary pressures affecting the cost of commodities may adversely affect our food costs and our operating margins. Because a significant number of our restaurants are company-operated, we may have greater exposure to operating cost issues than chains that are more heavily franchised.

•	Regulatory changes, such as the new federal healthcare legislation or possible changes to labor or other laws and regulations, could result in increased operating costs. We are currently assessing the potential costs of new federal healthcare legislation.

•	There can be no assurances that new interior and exterior designs, kitchen enhancements or new equipment will foster increases in sales at remodeled restaurants and yield the desired return on investment.

•	There can be no assurances that our growth objectives in the regional markets in which we operate restaurants will be met or that the new facilities will be profitable. Delays in development, sales softness and restaurant closures may have a material adverse effect on our results of operations. The development and profitability of restaurants can be adversely affected by many factors, including the ability of the Company and its franchisees to select and secure suitable sites on satisfactory terms, costs of construction and general business and economic conditions. In addition, tight credit markets may negatively impact the ability of franchisees to fulfill their restaurant development commitments.

•	There can be no assurances that we will be able to effectively respond to aggressive competition from numerous and varied competitors (some with significantly greater financial resources) in all areas of business, including new concepts, facility design, competition for labor, new product introductions, promotions (including value promotions) and discounting. Additionally, the trend toward convergence in grocery, deli, convenience store and other types of food services may increase the number of our competitors.

•	The realization of gains from the sale of company-operated restaurants to existing and new franchisees depends upon various factors, including sales trends, cost trends and economic conditions. The financing market, including the cost and availability of borrowed funds and the terms required by lenders, can impact the ability of franchisee candidates to purchase franchises and can potentially impact the sales prices and number of franchises sold. The number of franchises sold and the amount of gain realized from the sale of an on-going business may not be consistent from quarter-to-quarter and may not meet expectations. As the number of franchisees increases, our revenues derived from royalties at franchised restaurants will increase, as well as the risk that revenues could be negatively impacted by defaults in payment of royalties. In addition, franchisee business obligations may not be limited to the operation of Jack in the Box restaurants, making them subject to business and financial risks unrelated to the operation of our restaurants. These unrelated risks could adversely affect a franchisee’s ability to make payments to us or to make payments on a timely basis.

•	The costs related to legal claims such as class actions involving employees, franchisees, shareholders or consumers, including costs related to potential settlement or judgments may adversely affect our results.

•	Changes in accounting standards, policies or practices or related interpretations by auditors or regulatory entities, including changes in tax accounting or tax laws may adversely affect our results.

•	The costs or exposures associated with maintaining the security of information and the use of cashless payments may exceed expectations. Such risks include increased investment in technology and costs of compliance with consumer protection and other laws.

•	Many factors affect the trading price of our stock, including factors over which we have no control, such as the current financial environment, government actions, reports on the economy as well as negative or positive announcements by competitors, regardless of whether the report relates directly to our business.

•	Significant demographic changes, adverse weather, pressures on consumer spending, economic conditions such as inflation or recession or political conditions such as terrorist activity or the effects of war, or other significant events (particularly in California and Texas where nearly 60% of our restaurants are located), new legislation and governmental regulation, the possibility of unforeseen events affecting the food service industry in general and other factors over which we have no control can each adversely affect our results of operation.
     This discussion of uncertainties is by no means exhaustive, but is intended to highlight some important factors that may materially affect our results.
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
     Our primary exposure to risks relating to financial instruments is changes in interest rates. Our credit facility, which is comprised of a revolving credit facility and a term loan, bears interest at an annual rate equal to the prime rate or LIBOR plus an applicable margin based on a financial leverage ratio. As of July 4, 2010, the applicable margin for the LIBOR-based revolving loans and term loan was set at 2.50%.
     A hypothetical 100 basis point increase in short-term interest rates, based on the outstanding balance of our revolving credit facility and term loan at July 4, 2010 would result in an estimated increase of $3.5 million in annual interest expense.
     We are also exposed to the impact of commodity and utility price fluctuations related to unpredictable factors such as weather and various other market conditions outside our control. Our ability to recover increased costs through higher prices is limited by the competitive environment in which we operate. From time to time, we enter into futures and option contracts to manage these fluctuations. At July 4, 2010, we had no such contracts in place.
ITEM 4. CONTROLS AND PROCEDURES
Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures
     We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in the reports that we file or submit under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the rules of the Securities and Exchange Commission, and that such information is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosures.
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
ITEM 1A. RISK FACTORS
     You should consider the risks and uncertainties described under Item 1A of Part I of our Annual Report on Form 10-K for the fiscal year ended September 27, 2009, which we filed with the SEC on November 20, 2009, together with the risks and uncertainties discussed under the heading “Cautionary Statements Regarding Forward-Looking Statements” in Item 2 of this Quarterly Report on Form 10-Q when evaluating our business and our prospects. These risks and uncertainties are not the only ones we face. Additional risks and uncertainties not presently known to us or that we currently consider immaterial may also impair our business operations. If any of the risks or uncertainties actually occurs, our business and financial results could be harmed. In that case, the market price of our common stock could decline. You should also refer to the other information set forth in this Quarterly Report and in our Annual Report on Form 10-K for the fiscal year ended September 27, 2009, including our financial statements and the related notes.
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
     Stock Repurchases. In November 2007, the Board approved a program to repurchase up to $200.0 million in shares of our common stock over three years expiring November 9, 2010. As of July 4, 2010, the aggregate remaining amount authorized for repurchase was $47.4 million.
     Per the terms of our credit facility, the aggregate amount of cash dividends and stock repurchases may not exceed $500.0 million, subject to reduction to $200.0 million based on our leverage ratio.
ITEM 6. EXHIBITS

Number	Description
3.1	Restated Certificate of Incorporation, as amended, which is incorporated herein by reference from the registrant’s Current Report on Form 8-K dated September 21, 2007.

3.1.1	Certificate of Amendment of Restated Certificate of Incorporation, which is incorporated herein by reference from the registrant’s Current Report on Form 8-K dated September 21, 2007.

3.2	Amended and Restated Bylaws, which are incorporated herein by reference from the registrant’s Current Report on Form 8-K dated May 11, 2010.

10.16	Amended and Restated 2004 Stock Incentive Plan, which is incorporated herein by reference from the registrant’s Quarterly Report on Form 10-Q dated April 11, 2010.

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema Document

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document

Number	Description
101.LAB*	XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

*	In accordance with Regulation S-T, the XBRL-related information in Exhibit 101 to this Quarterly Report on Form 10-Q shall be deemed to be “furnished” and not “filed.”
SIGNATURE
     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

JACK IN THE BOX INC.
By:	/S/ JERRY P. REBEL
Jerry P. Rebel
Executive Vice President and Chief Financial Officer (Principal Financial Officer) (Duly Authorized Signatory)

Date: August 5, 2010