Form 10-K
period 2010-10-03
JACK IN THE BOX INC /NEW/
filed 2010-11-24
CIK 807882

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED OCTOBER 3, 2010

COMMISSION FILE NUMBER 1-9390

JACK IN THE BOX INC.
(Exact name of registrant as specified in its charter)

Delaware	95-2698708
(State of Incorporation)	(I.R.S. Employer Identification No.)
9330 Balboa Avenue, San Diego, CA	92123
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code (858) 571-2121

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common Stock, $0.01 par value	NASDAQ

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
Yes ☑  No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.
Large accelerated filer ☑     Accelerated filer ☐     Non-accelerated filer ☐     Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐  No ☑

The aggregate market value of the common stock held by non-affiliates of the registrant, computed by reference to the closing price reported in the NASDAQ — Composite Transactions as of April 11, 2010, was approximately $1,302.3 million.

Number of shares of common stock, $0.01 par value, outstanding as of the close of business November 18, 2010 — 52,904,990.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Proxy Statement to be filed with the Securities and Exchange Commission in connection with the 2011 Annual Meeting of Stockholders are incorporated by reference into Part III hereof.

JACK IN THE BOX INC.

PART I

ITEM 1.	BUSINESS

The Company

Overview. Jack in the Box Inc. (the “Company”), based in San Diego, California, operates and franchises more than 2,700 Jack in the Box® quick-service restaurants (“QSR”) and Qdoba Mexican Grill® fast-casual restaurants. In fiscal 2010, we generated total revenues of $2.3 billion. References to the Company throughout this Annual Report on Form 10-K are made using the first person notations of “we,” “us” and “our.”

Jack in the Box — The first Jack in the Box restaurant, which offered only drive-thru service, opened in 1951. Jack in the Box is one of the nation’s largest hamburger chains and, based on the number of units, is the second or third largest QSR hamburger chain in most of our major markets. As of the end of our fiscal year on October 3, 2010, the Jack in the Box system included 2,206 restaurants in 18 states, of which 956 were company-operated and 1,250 were franchise-operated.

Qdoba Mexican Grill — To supplement our core growth and balance the risk associated with growing solely in the highly competitive hamburger segment of the QSR industry, in January 2003 we acquired Qdoba Restaurant Corporation, operator and franchisor of Qdoba Mexican Grill. As of October 3, 2010, the Qdoba system included 525 restaurants in 43 states, as well as the District of Columbia, of which 188 were company-operated and 337 were franchise-operated. In recent years, Qdoba has emerged as a leader in the fast-casual segment of the restaurant industry.

Discontinued Operations — We had also operated a proprietary chain of 61 convenience stores and fuel stations called Quick Stuff®, which were each adjacent to a Jack in the Box restaurant. In the fourth quarter of 2009, under a plan approved by our Board of Directors, we sold Quick Stuff. Refer to Note 2, Discontinued Operations, in the notes to the consolidated financial statements for more information.

Strategic Plan. Our Company’s long-term strategic plan is supported by four key initiatives: (i) reinvent the Jack in the Box brand, (ii) expand franchising operations, (iii) improve the business model, and (iv) grow Jack in the Box and Qdoba Mexican Grill.

Strategic Plan — Brand Reinvention. We believe that reinventing the Jack in the Box brand by focusing on the following three initiatives will differentiate us from our competition by offering our guests a better restaurant experience than typically found in the QSR segment:

•	Menu Innovation. We believe that menu innovation and our use of high-quality ingredients differentiates Jack in the Box from competitors, strengthens our brand and appeals to a broader base of consumers. In recent years, we have successfully leveraged premium ingredients like sirloin and artisan breads in launching new products unique to our segment of the restaurant industry.

•	Service. A second major initiative of brand reinvention is to improve the level and consistency of guest service. Investing in employee training to reinforce six key tenets of guest service (quality food, a clean environment, friendly employees, order accuracy, a hassle-free experience and speed of service) has resulted in improvement in guest-satisfaction scores. Additionally, we are leveraging new technologies to improve service and guest satisfaction, such as self-serve kiosks installed at certain Jack in the Box locations, which offer guests an alternative method of ordering inside a restaurant. As of fiscal year end, more than 230 company and franchise restaurants had kiosks, and over time, we plan to add them to additional restaurants where the frequency of use is expected to be highest. Generally, our kiosk transactions have higher check averages than orders processed at the service counters, partially due to our ability to customize messaging to prompt add-on items.

•	Environment. Because the restaurant environment is another driver of guest satisfaction, the third element of brand reinvention is a comprehensive re-image of our restaurant facilities. We can portray a more cohesive and consistent brand image to our guests by completely redesigning the dining room and common areas and enhancing the exteriors with new paint schemes, lighting and landscaping. At fiscal year end, nearly 68% of company restaurants – and more than 55% of the Jack in the Box system – featured all interior and exterior elements of the re-image program. We remain focused on enhancing the entire guest experience, including the substantial completion of our restaurant re-imaging program system-wide, which is targeted by the end of 2011. Our newest restaurant prototype distinguishes Jack in the Box from our competitors through innovative architectural elements and a flexible kitchen design that can accommodate future menu offerings while maximizing productivity and throughput. In 2009, we unveiled a new logo that sends a clear signal to consumers that today’s Jack in the Box is not the Jack of the past. The new logo now appears on packaging and uniforms and in our advertising. At fiscal year end, nearly 15% of the system featured the new logo on restaurant signage.

Strategic Plan — Expand Franchising Operations. Our second strategic initiative is to continue expanding our franchising operations to generate higher margins and returns for the Company while creating a business model that is less capital intensive and not as susceptible to cost fluctuations. Through the sale of 219 company-operated Jack in the Box restaurants to franchisees and the development of 16 new franchise restaurants, we increased franchise ownership of the Jack in the Box system to approximately 57% at fiscal year end from approximately 46% at the end of fiscal 2009. We are ahead of our plan to achieve our goal to increase the percentage of franchise ownership in the Jack in the Box system to approximately 70-80% by the end of fiscal 2013. We also have executed development agreements with several franchisees to further expand the Jack in the Box brand in new and existing markets in 2011 and beyond. The Qdoba system is predominantly franchised, and we anticipate that future growth will continue to be mostly franchised. In fiscal 2010, Qdoba franchisees opened 21 restaurants.

Strategic Plan — Improve the Business Model. This sweeping strategy involves focusing our entire organization on improving restaurant profitability and returns as well as on administrative efficiencies. We will continue to focus on reducing food, packaging and labor costs through product design, menu innovation and operations simplification, as well as pricing optimization. We expect our selling, general and administrative expenses to further decrease as we continue reengineering our processes and systems and transition to a business model comprised of predominantly franchised restaurant locations.

Strategic Plan — Grow Jack in the Box and Qdoba Mexican Grill.

•	Jack in the Box Growth. In fiscal 2010, 46 Jack in the Box restaurants opened, including 16 franchise locations. During the year, we expanded our presence in several new contiguous markets in Texas, Colorado, Oregon, New Mexico and Oklahoma. In fiscal 2011, 30-35 new company and franchise restaurants are planned as Jack in the Box will continue to expand into new contiguous markets, including the Kansas City metropolitan area.

•	Qdoba Growth. In fiscal 2010, 36 Qdoba restaurants opened, including 21 franchise locations, and franchisees expanded into new markets in Illinois, Texas, New Mexico, West Virginia and Mississippi. Our Qdoba system is primarily franchised and is the largest franchised Mexican-food chain in the fast-casual segment of the restaurant industry. In fiscal 2011, we plan to open 50-60 new company and franchise restaurants.

Restaurant Concepts

Jack in the Box. Jack in the Box restaurants offer a broad selection of distinctive, innovative products targeted primarily at the adult fast-food consumer. Our menu features a variety of hamburgers, salads, specialty sandwiches, tacos, drinks, smoothies, real ice cream shakes and side items. Hamburger products include our signature Jumbo Jack®, Sourdough Jack®, Ultimate Cheeseburger and Jack’s 100% Sirloin Burger. Jack in the Box restaurants also offer premium entrée salads, specialty sandwiches, Teriyaki Bowls and every day value-priced products, known as “Jack’s Value Menu,” to compete against price-oriented competitors and because value is important to certain fast-food customers. Jack in the Box restaurants also offer customers the ability to customize their meals and to order any product, including breakfast items, any time of the day.

The Jack in the Box restaurant chain was the first major hamburger chain to develop and expand the concept of drive-thru restaurants. In addition to drive-thru windows, most of our restaurants have seating capacities ranging from 20 to 100 persons and are open 18-24 hours a day. Drive-thru sales currently account for approximately 70% of sales at company-operated restaurants.

The following table summarizes the changes in the number of company-operated and franchise Jack in the Box restaurants over the past five years:

	Fiscal Year
	2010	2009	2008	2007	2006

Company-operated restaurants:
Beginning of period	1,190	1,346	1,436	1,475	1,534
New	30	43	23	42	29
Refranchised	(219)	(194)	(109)	(76)	(82)
Closed	(46)	(6)	(4)	(5)	(6)
Acquired from franchisees	1	1	-	-	-

End of period total	956	1,190	1,346	1,436	1,475

% of system	43%	54%	62%	67%	71%
Franchise restaurants:
Beginning of period	1,022	812	696	604	515
New	16	21	15	16	7
Refranchised	219	194	109	76	82
Closed	(6)	(4)	(8)	-	-
Sold to Company	(1)	(1)	-	-	-

End of period total	1,250	1,022	812	696	604

% of system	57%	46%	38%	33%	29%

System end of period total	2,206	2,212	2,158	2,132	2,079

Qdoba Mexican Grill. Qdoba restaurants use fresh, high quality ingredients and traditional Mexican flavors fused with popular ingredients from other regional cuisines, positioning Qdoba as an Artisanal Mexican kitchen within reach. A few examples of Qdoba’s unique flavors are its signature Poblano Pesto and Ancho Chile BBQ sauces. While the great flavors start with the core philosophy of “the fresher the ingredients, the fresher the flavorstm,” our ability to deliver these flavors is made possible by the commitment to professional preparation methods. Throughout each day, guacamole is prepared on site using fresh Hass avocados, black and pinto beans are slow-simmered, shredded beef and pork are slow-roasted and adobo-marinated chicken and steak are flame-grilled. Customer orders are prepared in full view, which gives our guests the control they desire to build a meal that is specifically suited to their individual taste preferences and nutritional needs. Qdoba restaurants also offer a variety of catering options that can be tailored to feed groups of five to several hundred. Our Hot Taco, Nacho and Naked Burrito Bars come with everything needed, including plates, napkins, serving utensils, chafing stands and sternos. Each Hot Bar is set up buffet-style so diners have the ability to prepare their meal to their liking, just like in the restaurant. The seating capacity at Qdoba restaurants ranges from 60 to 80 persons, including outdoor patio seating at many locations.

The following table summarizes the changes in the number of company-operated and franchise Qdoba restaurants over the past five years:

	Fiscal Year
	2010	2009	2008	2007	2006

Company-operated restaurants:
Beginning of period	157	111	90	70	57
New	15	24	21	10	13
Refranchised	-	-	-	-	-
Closed	-	-	-	-	-
Acquired from franchisees	16	22	-	10	-

End of period total	188	157	111	90	70

% of system	36%	31%	24%	23%	22%
Franchise restaurants:
Beginning of period	353	343	305	248	193
New	21	38	56	77	58
Refranchised	-	-	-	-	-
Closed	(21)	(6)	(18)	(10)	(3)
Sold to Company	(16)	(22)	-	(10)	-

End of period total	337	353	343	305	248

% of system	64%	69%	76%	77%	78%

System end of period total	525	510	454	395	318

Site Selection and Design

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

We have a restaurant prototype with different seating capacities to help reduce costs and improve our flexibility in locating restaurants. Management believes that the flexibility provided by the alternative configurations enables the Company to match the restaurant configuration with the specific economic, demographic, geographic and physical characteristics of a particular site. The majority of our Jack in the Box restaurants are financed with sale and leaseback transactions or constructed on leased land. Typical costs to develop a traditional Jack in the Box restaurant, excluding the land value, range from $1.2 million to $1.9 million. When sale and leaseback financing is used, the initial cash investment is reduced to the cost of equipment, which averages approximately $0.4 million. Qdoba restaurant development costs typically range from $0.5 million to $0.9 million depending on geographic region.

Franchising Program

Jack in the Box. The Jack in the Box franchise agreement generally provides for an initial franchise fee of $50,000 per restaurant for a 20-year term, and in most instances, marketing fees at 5% of gross sales. Royalty rates, typically 5% of gross sales, range from 2% to as high as 15% of gross sales, and some existing agreements provide for variable rates. We offer development agreements for construction of one or more new restaurants over a defined period of time and in a defined geographic area. Developers are required to pay a fee, a portion of which may be credited against franchise fees due when restaurants open in the future. Developers may forfeit such fees and lose their rights to future development if they do not maintain the required schedule of openings. In fiscal 2009, we began offering a new market development incentive to our franchisees whereby the first 10% of restaurants opening on schedule in a new market may be eligible to receive a royalty rate reduction of 2.5% of gross sales for the first two years after opening, subject to certain limitations.

In connection with the sale of a company-operated restaurant, the restaurant equipment and the right to do business at that location are sold to the franchisee. The aggregate price is equal to the negotiated fair market value of the restaurant as a going concern, which depends on various factors, including the sales and cash flows of the restaurant, as well as its location and history. In addition, the land and building are generally leased or subleased to the franchisee at a negotiated rent, generally equal to the greater of a minimum base rent or a percentage of gross sales. The franchisee is usually required to pay property taxes, insurance and ancillary costs, and is responsible for maintaining the image of the restaurant.

Qdoba Mexican Grill. The current Qdoba franchise agreement generally provides for an initial franchise fee of $30,000 per restaurant, a 10-year term with a 10-year option to extend at a fee of $5,000, and marketing fees of up to 2% of gross sales. Franchisees are also required to spend a minimum of 2% of gross sales on local marketing for their restaurants. Royalty rates are typically 5% of gross sales with certain agreements at 2.5% as noted below. We offer development agreements for the construction of one or more new restaurants over a defined period of time and in a defined geographic area for a development fee, a portion of which may be credited against franchise fees due for restaurants to be opened in the future. If the developer does not maintain the required schedule of openings, they may forfeit such fees and lose their rights to future development. In fiscal 2010, as an incentive to develop target markets, we entered into two development agreements with an initial franchise fee of $15,000 and a royalty rate of 2.5% of gross sales for the first two years of operation for each restaurant opened within the first two years of the development agreement, subject to certain limitations. We may offer similar development agreements in target markets during fiscal 2011.

Restaurant Operations

Restaurant Management. Restaurants are operated by a company-employed manager or a franchisee who is directly responsible for the operations of the restaurant, including product quality, service, food safety, cleanliness, inventory, cash control and the conduct and appearance of employees. Restaurant managers are required to attend extensive management training classes involving a combination of classroom instruction and on-the-job training in specially designated training restaurants. Restaurant managers and supervisory personnel train other restaurant employees in accordance with detailed procedures and guidelines using training aids available at each location. We also use an interactive system of computer-based training (“CBT”), with a touch-screen computer terminal at Jack in the Box restaurants. The CBT technology incorporates audio, video and text, all of which are updated via satellite. CBT is also designed to reduce the administrative demands on restaurant managers.

For company operations, division vice presidents supervise regional directors, who supervise area coaches, who in turn supervise restaurant managers. Under our performance system, division vice presidents, regional directors, area coaches and restaurant managers are eligible for periodic bonuses based on achievement of goals related to location sales, profit and/or certain other operational performance standards.

Customer Satisfaction. We devote significant resources toward ensuring that all restaurants offer quality food and good service. We place great emphasis on ensuring that ingredients are delivered timely to the restaurants. Restaurant food production systems are continuously developed and improved, and we train our employees to deliver consistently good service. Through our network of quality assurance, facilities services and restaurant management personnel, we standardize specifications for food preparation and service, employee conduct and appearance, and the maintenance of our restaurant premises. Operating specifications and procedures are documented in on-line reference manuals and CBT modules. During fiscal 2010, most Jack in the Box restaurants received at least two quality and food safety inspections. In addition, our “Voice of the Guest” program provides restaurant managers with guest surveys each period regarding their Jack in the Box experience. In 2010, we received more than 1.2 million guest survey responses, in addition to receiving guest feedback through our toll-free telephone number. Also, we recently implemented a comprehensive, system-wide program at Jack in the Box restaurants to improve guest service by delivering a more consistent dining experience. Additional resources are being committed to more closely measure how restaurants are executing the key drivers of guest satisfaction, including: food quality, accuracy, hassle free service, friendliness, cleanliness and service times. The regional director, area coach and restaurant manager receive the feedback so they are able to take immediate action to correct any issues and improve the guest experience in the restaurant.

Quality Assurance

Our “farm-to-fork” food safety and quality assurance program is designed to maintain high standards for the food products and food preparation procedures used by company-operated and franchise restaurants. We maintain product specifications and approve product sources. We have a comprehensive, restaurant-based Hazard Analysis & Critical Control Points (“HACCP”) system for managing food safety and quality. HACCP combines employee training, testing by suppliers, documented restaurant practices and detailed attention to product quality at every stage of the food preparation cycle. The U.S. Department of Agriculture (“USDA”), Food and Drug Administration (“FDA”) and the Center for Science in the Public Interest have recognized our HACCP program as a leader in the industry.

In addition, our HACCP system uses ServSafe®, a nationally recognized food-safety training and certification program. Jack in the Box Inc. is a member of the International Food Safety Council, a coalition of industry members of the National Restaurant Association that have demonstrated a corporate commitment to food safety. Our standards require that all restaurant managers and grill employees receive special grill certification training and be certified annually.

Purchasing and Distribution

We provide purchasing, warehouse and distribution services for all Jack in the Box company-operated restaurants, nearly 90% of our Jack in the Box franchise-operated restaurants, and approximately 45% of Qdoba’s company and franchise-operated restaurants. The remaining Jack in the Box franchisees and Qdoba restaurants purchase product from approved suppliers and distributors. Some products, primarily dairy and bakery items, are delivered directly by approved suppliers to both company and franchise-operated restaurants. In 2009, we outsourced the transportation services portion of our supply chain as a means of reducing risks associated with the transportation business without increasing our costs.

Regardless of whether we provide distribution services to a restaurant or not, we require that all suppliers meet our strict HACCP program standards, previously discussed. The primary commodities purchased by our restaurants are beef, poultry, pork, cheese and produce. We monitor the primary commodities we purchase in order to minimize the impact of fluctuations in price and availability, and we make advance purchases of commodities when considered to be advantageous. However, certain commodities remain subject to price fluctuations. All essential food and beverage products are available, or can be made available, upon short notice from alternative qualified suppliers.

Information Systems

Jack in the Box. We have centralized financial and accounting systems for company-operated restaurants. We believe these systems are important in analyzing and improving profit margins and accumulating marketing information. Our restaurant satellite-enabled software allows for daily, weekly and monthly polling of sales, inventory and labor data from the restaurants. We use a standardized Windows-based touch screen point-of-sale (“POS”) platform in our Jack in the Box company and franchise restaurants, which allows us to accept credit cards and JACK CA$H®, our re-loadable gift cards. We have contactless payment technology throughout our system, which allows us to accept new credit card types and to prepare for future innovation. We have also developed business intelligence systems to provide visibility to the key metrics in the operation of company and franchise restaurants. Our interactive CBT system, previously discussed, is the standard training tool for new hire training and periodic workstation re-certifications. We have a labor scheduling system to assist in managing labor hours based on forecasted sales volumes. We also have a highly reliable inventory management system, which enables timely deliveries to our restaurants with excellent control over food safety. To support order accuracy and speed of service, our drive-thru restaurants use color order confirmation screens.

Qdoba. Qdoba restaurants use POS software with touch screens, accept debit and credit cards at all locations and use back-of-the-restaurant software to control purchasing, inventory, and food and labor costs. These software products have been customized to meet Qdoba’s operating standards.

Advertising and Promotion

We build brand awareness through our marketing and advertising programs and activities. These activities are supported primarily by contractual contributions from all company and franchise restaurants based on a percentage of sales. Activities to advertise restaurant products, promote brand awareness and attract customers include, but are not limited to, regional and local campaigns on television, national cable television, radio and print media, as well as Internet advertising on specific sites and broad-reach Web portals.

Employees

At October 3, 2010, we had approximately 29,300 employees, of whom 27,600 were restaurant employees, 1,000 were corporate personnel, 300 were distribution employees and 400 were field management and administrative personnel. Employees are paid on an hourly basis, except certain restaurant managers, operations and corporate management, and certain administrative personnel. We employ both full and part-time restaurant employees in order to provide the flexibility necessary during peak periods of restaurant operations.

We have not experienced any significant work stoppages and believe our labor relations are good. Over the last several years, we have realized improvements in our hourly restaurant employee retention rate. We support our employees, including part-time workers, by offering competitive wages and benefits. Furthermore, we offer all hourly employees meeting certain minimum service requirements access to health coverage, including vision and dental benefits. As an additional incentive to team members with more than a year of service, we will pay a portion of their health insurance premiums. We also provide our restaurant employees with a program called “Sed de Saber” (Thirst for Knowledge), an electronic home study program to assist Spanish-speaking restaurant employees in improving their English skills. We believe these programs have contributed to lower turnover, training costs and workers’ compensation claims.

Executive Officers

The following table sets forth the name, age, position and years with the Company of each person who is an executive officer of Jack in the Box Inc. (as of October 3, 2010):

			Years with the
Name	Age	Positions	Company

Linda A. Lang	52	Chairman of the Board, Chief Executive Officer and President	23
Jerry P. Rebel	53	Executive Vice President and Chief Financial Officer	7
Phillip H. Rudolph	52	Executive Vice President, General Counsel, Secretary, and Chief Ethics & Compliance Officer	2
Leonard A. Comma	40	Senior Vice President, Chief Operating Officer	9
Terri F. Graham	45	Senior Vice President, Chief Marketing Officer	20
Charles E. Watson	55	Senior Vice President, Chief Development Officer	24
Mark H. Blankenship, Ph.D.	49	Vice President, Human Resources	13
Carol A. DiRaimo	49	Vice President, Investor Relations and Corporate Communications	2
Gary J. Beisler	54	Chief Executive Officer and President, Qdoba Restaurant Corporation	7

The following sets forth the business experience of each executive officer for at least the last 5 years:

Ms. Lang has been Chairman of the Board and Chief Executive Officer since October 2005, and became President in February 2010. She was President and Chief Operating Officer from November 2003 to October 2005 and was Executive Vice President from July 2002 to November 2003. From 1996 through July 2002, Ms. Lang held officer-level positions with marketing or operations responsibilities.

Mr. Rebel has been Executive Vice President and Chief Financial Officer since October 2005. He was previously Senior Vice President and Chief Financial Officer from January 2005 to October 2005 and Vice President and Controller of the Company from September 2003 to January 2005. Prior to joining the Company in 2003, Mr. Rebel held senior level positions with Fleming Companies, CVS Corporation and People’s Drugs and has more than 20 years of corporate finance experience.

Mr. Rudolph has been Executive Vice President, General Counsel, Corporate Secretary, and Chief Ethics & Compliance Officer since February 2010. He was previously Senior Vice President, General Counsel, Corporate Secretary and Chief Ethics & Compliance Officer since November 2007. Prior to joining the Company in November 2007, Mr. Rudolph was Vice President and General Counsel for Ethical Leadership Group of Wilmette, Ill. He was previously a Partner with Foley Hoag, LLP, a Vice President and U.S. and International General Counsel at McDonald’s Corporation, and a Partner with the law firm of Gibson, Dunn & Crutcher, LLP. Mr. Rudolph has more than 25 years of legal experience.

Mr. Comma became Senior Vice President and Chief Operating Officer in February 2010. He was Vice President Operations Division II from February 2007 to February 2010, Regional Vice President of the Company’s Southern California region from May 2006 to February 2007 and Director of Convenience-Store & Fuel Operations for the Company’s proprietary chain of Quick Stuff convenience stores from August 2001 to May 2006.

Ms. Graham has been Senior Vice President and Chief Marketing Officer since September 2007. She was previously Vice President and Chief Marketing Officer from December 2004 to September 2007, Vice President of Marketing from May 2003 to December 2004 and Vice President of Brand Communications and Regional Marketing from July 2002 to May 2003. Ms. Graham has 20 years of experience with the Company in various marketing positions.

Mr. Watson has been Senior Vice President since September 2008 and Chief Development Officer since November 2007. Mr. Watson served as Vice President, Restaurant Development since rejoining the Company in April 1997. Mr. Watson has 24 years of experience with the Company in various development and franchising positions.

Dr. Blankenship has been Vice President, Human Resources since November 2009. He was previously Vice President, Human Resources and Operational Services since October 2005. He was Division Vice President, Human Resources from October 2001 to September 2005. Dr. Blankenship has more than 13 years experience with the Company in various human resource and training positions. Effective the beginning of fiscal 2011, he was promoted to Senior Vice President and Chief Administrative Officer.

Ms. DiRaimo has been Vice President of Investor Relations and Corporate Communications since July 2008. She previously held various positions with Applebee’s International, Inc., including Vice President of Investor Relations from February 2004 to November 2007. Ms. DiRaimo has more than 27 years of corporate finance and public accounting experience.

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

Competition and Markets

The restaurant business is highly competitive and is affected by population trends, traffic patterns, competitive changes in a geographic area, changes in consumer dining habits and preferences, new information regarding diet, nutrition and health, and local and national economic conditions, including unemployment levels, that affect consumer spending habits. Key elements of competition in the industry are the type and quality of the food products offered, price, quality and speed of service, personnel, advertising, name identification, restaurant location and attractiveness of the facilities.

Each Jack in the Box and Qdoba restaurant competes directly and indirectly with a large number of national and regional restaurant chains, as well as with locally-owned and/or independent restaurants in the quick-service and the fast-casual segments. In selling franchises, we compete with many other restaurant franchisors, some of whom have substantially greater financial resources and higher total sales volume.

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

We are also subject to federal and state laws regulating the offer and sale of franchises. Such laws impose registration and disclosure requirements on franchisors in the offer and sale of franchises, and may also apply substantive standards to the relationship between franchisor and franchisee, including limitations on the ability of franchisors to terminate franchises and alter franchise arrangements.

We are subject to the federal Fair Labor Standards Act and various state laws governing such matters as minimum wages, exempt status classification, overtime, breaks and other working conditions. A significant number of our food service personnel are paid at rates based on the federal and state minimum wage and, accordingly, increases in the minimum wage increase our labor costs. Federal and state laws may also require us to provide paid and unpaid leave to our employees, which could result in significant additional expense to us.

We are subject to certain guidelines under the Americans with Disabilities Act of 1990 and various state codes and regulations, which require restaurants to provide full and equal access to persons with physical disabilities. To comply with such laws and regulations, the cost of remodeling and developing restaurants has increased.

We are also subject to various federal, state and local laws regulating the discharge of materials into the environment. The cost of complying with these laws increases the cost of operating existing restaurants and developing new restaurants. Additional costs relate primarily to the necessity of obtaining more land, landscaping, storm drainage control and the cost of more expensive equipment necessary to decrease the amount of effluent emitted into the air, ground and surface waters.

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

Risks Related to the Food Service Industry. Food service businesses may be materially and adversely affected by changes in consumer tastes, national and regional economic and political conditions, and changes in consumer eating habits, whether based on new information regarding diet, nutrition and health, or otherwise. Recessionary economic conditions, including higher levels of unemployment, lower levels of consumer confidence and decreased consumer spending can reduce restaurant traffic and sales and impose practical limits on pricing. If recessionary economic conditions persist for an extended period of time, consumers may make long-lasting changes to their spending behavior. The performance of individual restaurants may be adversely affected by factors such as traffic patterns, demographics and the type, number and location of competing restaurants, as well as local regulatory, economic and political conditions, terrorist acts or government responses, and catastrophic events such as earthquakes or other natural disasters.

Multi-unit food service businesses such as ours can also be materially and adversely affected by widespread negative publicity of any type, particularly regarding food quality, nutritional content, illness or public health issues (such as epidemics or the prospect of a pandemic), obesity, safety, injury or other health concerns. Adverse publicity in these areas could damage the trust customers place in our brand. We have taken steps to mitigate each of these risks. To minimize the risk of foodborne illness, we have implemented a HACCP system for managing food safety and quality. Nevertheless, these risks cannot be completely eliminated. Any outbreak of such illness attributed to our restaurants or within the food service industry or any widespread negative publicity regarding our brands or the restaurant industry in general could cause a decline in our sales and have a material adverse effect on our financial condition and results of operations.

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

Restaurant sales and profitability are traditionally higher in the spring and summer months due to increased travel, improved weather conditions and other factors which affect the public’s dining habits. We cannot assure that our operating results will not be impacted by seasonal fluctuations in sales.

Risks Associated with Severe Weather and Climate Conditions. Foodservice businesses such as ours can be materially and adversely affected by severe weather conditions. Severe storms, hurricanes, prolonged drought or protracted heat waves and their aftermath, including flooding, mudslides or wildfires, can result in (i) lost restaurant sales when consumers stay home or are physically prevented from reaching the restaurants; (ii) property damage and lost sales when locations are forced to close for extended periods of time; (iii) interruptions in supply when vendors suffer damages or transportation is affected and (iv) increased costs if agricultural capacity is diminished or if insurance recoveries do not cover all our losses. If systemic or widespread adverse changes in climate or weather patterns occur, we could experience more of these losses, and such losses could have a material effect on our results of operations and financial condition.

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

Reliance on Certain Geographic Markets. Because approximately 57% of all of our restaurants are located in the states of California and Texas, the economic conditions, state and local laws, government regulations, weather conditions and natural disasters affecting those states may have a material impact upon our results. While there are reports pointing towards U.S. economic recovery, many of our largest markets continue to experience adverse economic conditions, including higher levels of unemployment, lower levels of consumer confidence and decreased consumer spending. If economic recovery is slower and unemployment rates remain elevated, our sales results may be adversely affected.

Risks Associated with Development. We intend to grow by developing additional company-owned restaurants and through new restaurant development by franchisees. Development involves substantial risks, including the risk of (i) the availability of financing for the Company and for franchisees at acceptable rates and terms, (ii) development costs exceeding budgeted or contracted amounts, (iii) delays in completion of construction, (iv) the inability to identify, or the unavailability of suitable sites on acceptable leasing or purchase terms, (v) developed properties not achieving desired revenue or cash flow levels once opened, (vi) the unpredicted negative impact of a new restaurant upon sales at nearby existing restaurants, (vii) competition for suitable development sites, (viii) incurring substantial unrecoverable costs in the event a development project is abandoned prior to completion, (ix) the inability to obtain all required governmental permits, including, in appropriate cases, liquor licenses, (x) changes in governmental rules, regulations and interpretations (including interpretations of the requirements of the Americans with Disabilities Act), and (xi) general economic and business conditions.

Although we manage our development activities to reduce such risks, we cannot assure you that present or future development will perform in accordance with our expectations. Our inability to expand in accordance with our plans or to manage our growth could have a material adverse effect on our results of operations and financial condition.

Risks Related to Entering New Markets. Our growth strategy includes opening restaurants in markets where we have no existing locations. We cannot assure you that we will be able to successfully expand or acquire critical market presence for our brands in new geographic markets, as we may encounter well-established competitors with substantially greater financial resources. We may be unable to find attractive locations, acquire name recognition, successfully market our products or attract new customers. Competitive circumstances and consumer characteristics in new market segments and new geographic markets may differ substantially from those in the market segments and geographic markets in which we have substantial experience. It may also be difficult for us to recruit and retain qualified personnel to manage restaurants. We cannot assure that company or franchise restaurants can be operated profitably in new geographic markets. Management decisions to curtail or cease investment in certain locations or markets may result in impairment charges.

Competition. The restaurant industry is highly competitive with respect to price, service, location, personnel, advertising, brand identification and the type and quality of food. There are many well-established competitors. Each of our restaurants competes directly and indirectly with a large number of national and regional restaurant chains, as well as with locally-owned and/or independent quick-service restaurants, fast-casual restaurants, sandwich shops and similar types of businesses. The trend toward convergence in grocery, deli and restaurant services may increase the number of our competitors. Such increased competition could decrease the demand for our products and negatively affect our sales and profitability. Some of our competitors have substantially greater financial, marketing, operating and other resources than we have, which may give them a competitive advantage. Certain of our competitors have introduced a variety of new products and engaged in substantial price discounting in the past, and may adopt similar strategies in the future. Our promotional strategies or other actions during unfavorable competitive conditions may adversely affect our margins. We plan to take various steps in connection with our on-going “brand re-invention” strategy, including making improvements to the facility image at our restaurants, introducing new, higher-quality products, discontinuing certain menu items and implementing new service and training initiatives. However, there can be no assurance (i) that our facility improvements will foster increases in sales and yield the desired return on investment; (ii) of the success of our new products, initiatives or our overall strategies; or (iii) that competitive product offerings, pricing and promotions will not have an adverse effect upon our sales results and financial condition. We have an on-going “profit improvement program” which seeks to improve efficiencies and lower costs in all aspects of operations. Although we have been successful in improving efficiencies and reducing costs in the past, there is no assurance that we will be able to continue to do so in the future.

Risks Related to Increased Labor Costs. We have a substantial number of employees who are paid wage rates at or slightly above the minimum wage. As federal, state and local minimum wage rates increase, our labor costs will increase. If competitive pressures or other factors prevent us from offsetting the increased costs by increases in prices, our profitability may decline. In addition, the Patient Protection and Affordable Care Act (the healthcare reform act) passed by Congress and signed into law in early 2010 imposes several new and costly mandates upon us, including the requirement that we offer health insurance to all full time employees beginning in 2014. It is our belief that our expenses incurred in providing such insurance will be substantially higher than our current expenses and could negatively affect our results of operations.

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

Taxes. Our income tax provision is sensitive to expected earnings and, as those expectations change, our income tax provisions may vary from quarter-to-quarter and year-to-year. In addition, from time to time, we may take positions for filing our tax returns that differ from the treatment for financial reporting purposes. The ultimate outcome of such positions could have an adverse impact on our effective tax rate.

Risks Related to Achieving Increased Franchise Ownership and Reducing Operating Costs. At October 3, 2010, approximately 57% of the Jack in the Box restaurants were franchised. Our plan to increase the percentage of franchise restaurants and move towards a level of franchise ownership more closely aligned with that of the quick service restaurant industry is subject to risks and uncertainties. We may not be able to identify franchisee candidates with appropriate experience and financial resources or to negotiate mutually acceptable agreements with them. Our franchisee candidates may not be able to obtain financing at acceptable rates and terms. Current credit market conditions may slow the rate at which we are able to refranchise. We may not be able to increase the percentage of franchise restaurants at the rate we desire or achieve the ownership mix of franchise to company-operated restaurants that we desire. Our ability to sell franchises and to realize gains from such sales is uncertain. Sales of our franchises and the realization of gains from franchising may vary from quarter-to-quarter and year-to-year, and may not meet expectations. We anticipate that our operating costs will be reduced as the number of company-operated restaurants decreases. The ability to reduce our operating costs through increased franchise ownership is subject to risks and uncertainties, and we may not achieve reductions in costs at the rate we desire.

Risks Related to Franchise Operations. The opening and success of franchise restaurants depends on various factors, including the demand for our franchises, the selection of appropriate franchisee candidates, the availability of suitable sites, the negotiation of acceptable lease or purchase terms for new locations, permitting and regulatory compliance, the ability to meet construction schedules, the availability of financing and the financial and other capabilities of our franchisees and developers. See “Risks Associated with Development” and “Risks Related to Achieving Increased Franchise Ownership and Reducing Operating Costs” above. We cannot assure you that developers planning the opening of franchise restaurants will have the business abilities or sufficient access to financial resources necessary to open the restaurants required by their agreements. As the number of franchisees increases, our revenues derived from royalties and rents at franchise restaurants will increase, as will the risk that earnings could be negatively impacted by defaults in the payment of royalties and rents. In addition, franchisee business obligations may not be limited to the operation of Jack in the Box restaurants, making them subject to business and financial risks unrelated to the operation of our restaurants. These unrelated risks could adversely affect a franchisee’s ability to make payments to us or to make payments on a timely basis. We cannot assure you that franchisees will successfully participate in our strategic initiatives or operate their restaurants in a manner consistent with our concept and standards. There are significant risks to our business if a franchisee, particularly one who operates a large number of restaurants, fails to adhere to our standards and projects an image inconsistent with our brand.

Risks Related to Loss of Key Personnel. We believe that our success will depend, in part, on our ability to attract and retain the services of skilled personnel, including key executives. The loss of services of any such personnel could have a material adverse effect on our business.

Risks Related to Government Regulations. See also “Item 1. Business — Regulation.” The restaurant industry is subject to extensive federal, state and local governmental regulations. The increasing amount and complexity of regulations may increase both our costs of compliance and our exposure to regulatory claims. We are subject to regulations including but not limited to those related to:

•	The preparation, labeling, advertising and sale of food;
•	Building and zoning requirements;
•	Employee healthcare (we are currently assessing the potential costs of new federal healthcare legislation);
•	Health, sanitation and safety standards;
•	Liquor licenses;
•	Labor and employment, including our relationships with employees and work eligibility requirements;
•	The registration, offer, sale, termination and renewal of franchises;
•	Consumer protection and the security of information. The costs of compliance, including increased investment in technology in order to protect such information, may negatively impact our margins;
•	Climate change, including the potential impact of greenhouse gases, water consumption, or a tax on carbon emissions.

Risks Related to Computer Systems and Information Technology. We rely on computer systems and information technology to conduct our business. A material failure or interruption of service or a breach in security of our computer systems could cause reduced efficiency in operations, loss of data and business interruptions. Significant capital investment could be required to rectify these problems. In addition, any security breach involving our point of sale or other systems could result in loss of consumer confidence and potential costs associated with consumer fraud.

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

Risks Related to the Failure of Internal Controls. We maintain a documented system of internal controls, which is reviewed and monitored by an Internal Control Committee and tested by the Company’s full time Internal Audit Department. The Internal Audit Department reports to the Audit Committee of the Board of Directors. We believe we have a well-designed system to maintain adequate internal controls on the business; however, we cannot be certain that our controls will be adequate in the future or that adequate controls will be effective in preventing errors or fraud. If our internal controls are ineffective, we may not be able to accurately report our financial results or prevent fraud. Any failures in the effectiveness of our internal controls could have a material adverse effect on our operating results or cause us to fail to meet reporting obligations.

Environmental Risks and Regulations. As is the case with any owner or operator of real property, we are subject to a variety of federal, state and local governmental regulations relating to the use, storage, discharge, emission and disposal of hazardous materials. Failure to comply with environmental laws could result in the imposition of severe penalties or restrictions on operations by governmental agencies or courts of law, which could adversely affect operations. We have engaged and may engage in real estate development projects and own or lease several parcels of real estate on which our restaurants are located. We are unaware of any significant hazards on properties we own or have owned, or operate or have operated, the remediation of which would result in material liability for the Company. Accordingly, we do not have environmental liability insurance, nor do we maintain a reserve to cover such events. In the event of the determination of contamination on such properties, the Company, as owner or operator, could be held liable for severe penalties and costs of remediation. We also operate motor vehicles and warehouses and handle various petroleum substances and hazardous substances, and we are not aware of any current material liability related thereto.

Risks Related to Leverage. The Company has a $600 million credit facility, which is comprised of a $400 million revolving credit facility and a $200 million term loan. Increased leverage resulting from borrowings under the credit facility could have certain material adverse effects on the Company, including but not limited to the following: (i) our ability to obtain additional financing in the future for acquisitions, working capital, capital expenditures and general corporate or other purposes could be impaired, or any such financing may not be available on terms favorable to us; (ii) a substantial portion of our cash flows could be required for debt service and, as a result, might not be available for our operations or other purposes; (iii) any substantial decrease in net operating cash flows or any substantial increase in expenses could make it difficult for us to meet our debt service requirements or force us to modify our operations or sell assets; (iv) our ability to withstand competitive pressures may be decreased; and (v) our level of indebtedness may make us more vulnerable to economic downturns and reduce our flexibility in responding to changing business, regulatory and economic conditions. Our ability to repay expected borrowings under our credit facility and to meet our other debt or contractual obligations (including compliance with applicable financial covenants) will depend upon our future performance and our cash flows from operations, both of which are subject to prevailing economic conditions and financial, business and other known and unknown risks and uncertainties, certain of which are beyond our control.

Risks of Market Volatility. Many factors affect the trading price of our stock, including factors over which we have no control, such as reports on the economy or the price of commodities, as well as negative or positive announcements by competitors, regardless of whether the report relates directly to our business. In addition to investor expectations about our prospects, trading activity in our stock can reflect the portfolio strategies and investment allocation changes of institutional holders and non-operating initiatives such as a share repurchase program. Any failure to meet market expectations whether for sales, growth rates, refranchising goals, earnings per share or other metrics could cause our share price to drop.

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

Litigation. Like any public company, we are subject to a wide variety of legal claims by employees, consumers, franchisees, shareholders and others including potential class action claims. The costs associated with the defense, settlement and/or potential judgments related to such claims could adversely affect our results.

ITEM 1B.	UNRESOLVED STAFF COMMENTS

None.

ITEM 2.	PROPERTIES

The following table sets forth information regarding our Jack in the Box and Qdoba restaurant properties as of October 3, 2010:

	Company-Operated	Franchised	Total

Company-owned restaurant buildings:
On company-owned land	101	131	232
On leased land	500	330	830

Subtotal	601	461	1,062
Company-leased restaurant buildings on leased land	543	637	1,180
Franchise directly-owned or directly-leased restaurant buildings	-	489	489

Total restaurant buildings	1,144	1,587	2,731

Our leases generally provide for fixed rental payments (with cost-of-living index adjustments) plus real estate taxes, insurance and other expenses. In addition, less than 20% of the leases provide for contingent rental payments between 1% and 11% of the restaurant’s gross sales once certain thresholds are met. We have generally been able to renew our restaurant leases as they expire at then-current market rates. The remaining terms of ground leases range from approximately one year to 58 years, including optional renewal periods. The remaining lease terms of our other leases range from approximately one year to 47 years, including optional renewal periods. At October 3, 2010, our restaurant leases had initial terms expiring as follows:

	Number of Restaurants
		Land and
	Ground	Building
Fiscal Year	Leases	Leases

2011 – 2015	157	377
2016 – 2020	176	580
2021 – 2025	176	306
2026 and later	133	105

Our principal executive offices are located in San Diego, California in an owned facility of approximately 150,000 square feet. We also own our 70,000 square foot Innovation Center and approximately four acres of undeveloped land directly adjacent to it. Qdoba’s corporate support center is located in a leased facility in Wheat Ridge, Colorado. We also lease seven distribution centers, with remaining terms ranging from seven to 15 years, including optional renewal periods.

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

Market Information. Our common stock is traded on the Nasdaq Global Select Market under the symbol “JACK.” The following table sets forth the high and low sales prices for our common stock during the fiscal quarters indicated, as reported on the New York Stock Exchange and NASDAQ — Composite Transactions:

	13 Weeks Ended	12 Weeks Ended		16 Weeks Ended
	Oct. 3, 2010	July 4, 2010	Apr. 11, 2010	Jan. 17, 2010

High	$22.54	$26.37	$25.04	$21.04
Low	18.42	19.05	19.50	17.84

	12 Weeks Ended			16 Weeks Ended
	Sept. 27, 2009	July 5, 2009	Apr. 12, 2009	Jan. 18, 2009

High	$23.87	$28.35	$25.78	$23.09
Low	19.87	21.82	16.59	11.82

Dividends. We did not pay any cash or other dividends during the last two fiscal years and do not anticipate paying dividends in the foreseeable future. Our credit agreement provides for $500 million for the potential payment of cash dividends and stock repurchases, subject to certain limitations based on our leverage ratio as defined in our credit agreement.

Stock Repurchases. In November 2007, the Board approved a program to repurchase up to $200 million in shares of our common stock over three years expiring November 9, 2010. As of October 3, 2010, the aggregate remaining amount authorized and available under this program for repurchase was $3.0 million. During fiscal 2010, we repurchased 4.9 million shares for a total of $97.0 million. The following table summarizes shares repurchased pursuant to this program during the quarter ended October 3, 2010:

			(c)
			Total number	(d)
			of shares	Maximum dollar
	(a)	(b)	purchased as	value that may
	Total number	Average	part of publicly	yet be purchased
	of shares	price paid	announced	under
	purchased	per share	programs	these programs

				$50,000,479
July 5, 2010 – August 1, 2010	-	-	-	50,000,479
August 2, 2010 – August 29, 2010	1,979,287	$19.82	1,979,287	10,718,098
August 30, 2010 – October 3, 2010	366,368	21.04	366,368	3,000,485

Total	2,345,655	$20.01	2,345,655

In November 2010, the Board of Directors approved a new program to repurchase, within the next year, up to $100.0 million in shares of our common stock.

Stockholders. As of October 3, 2010, there were 638 stockholders of record.

Securities Authorized for Issuance Under Equity Compensation Plans. The following table summarizes the equity compensation plans under which Company common stock may be issued as of October 3, 2010. Stockholders of the Company approved all plans.

(b) Weighted-
		average	(c) Number of securities
	(a) Number of securities to	exercise price	remaining for future issuance
	be issued upon exercise of	of	under equity compensation
	outstanding options, warrants	outstanding	plans (excluding securities
	and rights (1)	options (1)	reflected in column (a))(2)

Equity compensation plans approved by security holders (3)	5,503,369	$21.81	2,371,672

(1)	Includes shares issuable in connection with our outstanding stock options, performance-vested stock awards, nonvested stock awards and units, and non-management director deferred stock equivalents. The weighted-average exercise price in column (b) includes the weighted-average exercise price of stock options only.

(2)	Includes 143,072 shares that are reserved for issuance under our Employee Stock Purchase Plan.

(3)	For a description of our equity compensation plans, refer to Note 12, Share-Based Employee Compensation, of the notes to the consolidated financial statements.

Performance Graph. The following graph compares the cumulative return to holders of the Company’s common stock at September 30th of each year (except 2010 when the comparison date is October 3 due to the fifty-third week in fiscal 2010) to the yearly weighted cumulative return of a Restaurant Peer Group Index and to the Standard & Poor’s (“S&P”) 500 Index for the same period.

The below comparison assumes $100 was invested on September 30, 2005 in the Company’s common stock and in the comparison group and assumes reinvestment of dividends. The Company paid no dividends during these periods.

	2005	2006	2007	2008	2009	2010
Jack in the Box Inc.	$100	$174	$217	$141	$137	$144
S&P 500 Index	$100	$111	$129	$101	$94	$103
Restaurant Peer Group (1)	$100	$121	$141	$138	$143	$193

(1)	Jack in the Box Inc. Restaurant Peer Group Index is comprised of the following companies: Brinker International, Inc.; Cracker Barrel Old Country Store, Inc.; Darden Restaurants Inc.; DineEquity, Inc.; McDonalds Corp.; Panera Bread Company; PF Chang’s China Bistro Inc.; Ruby Tuesday, Inc.; Sonic Corp.; Starbucks Corp.; The Cheesecake Factory Inc.; and Yum! Brands Inc.

ITEM 6.	SELECTED FINANCIAL DATA

Our fiscal year is 52 or 53 weeks, ending the Sunday closest to September 30. All years presented include 52 weeks, except for 2010 which includes 53 weeks. The selected financial data reflects Quick Stuff as discontinued operations for fiscal years 2006 through 2009. The following selected financial data of Jack in the Box Inc. for each fiscal year was extracted or derived from our audited financial statements.

	Fiscal Year
	2010	2009	2008	2007	2006
	(in thousands, except per share data)

Statements of Earnings Data:
Total revenues	$2,297,531	$2,471,096	$2,539,561	$2,513,431	$2,381,244
Total operating costs and expenses	2,230,609	2,318,470	2,390,022	2,334,526	2,244,383
Gains on the sale of company-operated restaurants, net	(54,988)	(78,642)	(66,349)	(38,091)	(40,464)

Total operating costs and expenses, net	2,175,621	2,239,828	2,323,673	2,296,435	2,203,919

Earnings from operations	121,910	231,268	215,888	216,996	177,325

Interest expense, net	15,894	20,767	27,428	23,335	12,056
Income taxes	35,806	79,455	70,251	68,982	58,845

Earnings from continuing operations	$70,210	$131,046	$118,209	$124,679	$106,424

Earnings per Share and Share Data:
Earnings per share from continuing operations:
Basic	$1.27	$2.31	$2.03	$1.91	$1.52
Diluted	$1.26	$2.27	$1.99	$1.85	$1.48
Weighted-average shares outstanding – Diluted (1)	55,843	57,733	59,445	67,263	71,834
Market price at year-end	$21.47	$20.07	$22.06	$32.42	$26.09
Other Operating Data:
Jack in the Box restaurants:
Company-operated average unit volume (3)	$1,297	$1,420	$1,439	$1,430	$1,358
Change in company-operated same-store sales (4)	(8.6)%	(1.2)%	0.2%	6.1%	4.8%
Change in franchise-operated same-store sales (4)	(7.8)%	(1.3)%	0.1%	5.3%	3.5%
Change in system same-store sales (4)	(8.2)%	(1.3)%	0.2%	5.8%	4.5%
Qdoba restaurants:
System average unit volume (3)	$923	$905	$946	$953	$933
Change in system same-store sales(4)	2.8%	(2.3)%	1.6%	4.6%	5.9%
SG&A rate	10.6%	10.5%	10.4%	11.6%	12.5%
Capital expenditures related to continuing operations	$95,610	$153,500	$178,605	$148,508	$135,022
Balance Sheet Data (at end of period):
Total assets	$1,407,092	$1,455,910	$1,498,418	$1,374,690	$1,513,499
Long-term debt	352,630	357,270	516,250	427,516	254,231
Stockholders’ equity (2)	520,463	524,489	457,111	409,585	706,633

(1)	Weighted-average shares reflect the impact of common stock repurchases under Board-approved programs.

(2)	Fiscal 2007 includes a reduction in stockholders’ equity of $363.4 million related to shares repurchased and retired during the year.

(3)	2010 average unit volume is adjusted to exclude the 53rd week for the purpose of comparison to prior years.

(4)	Same-store sales, sales growth and average unit volume presented on a system-wide basis include company and franchise restaurants. Franchise sales represent sales at all franchise restaurants and are revenues to our franchisees. We do not record franchise sales as revenues; however, our royalty revenues are calculated based on a percentage of franchise sales. We believe franchise and system sales growth information is useful to investors as a significant indicator of the overall strength of our business as it incorporates our significant revenue drivers which are company and franchise same-store sales as well as net unit development. Company, franchise and system same-store sales growth includes the results of all restaurants that have been open more than one year.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

For an understanding of the significant factors that influenced our performance during the past three fiscal years, we believe our Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) should be read in conjunction with the Consolidated Financial Statements and related Notes included in this Annual Report as indexed on page F-1.

Comparisons under this heading refer to the 53-week period ended October 3, 2010 and the 52-week periods ended September 27, 2009 and September 28, 2008 for 2010, 2009 and 2008, respectively, unless otherwise indicated.

Our MD&A consists of the following sections:

•	Overview — a general description of our business, the quick-service dining segment of the restaurant industry and fiscal 2010 highlights.

•	Financial reporting — a discussion of changes in presentation.

•	Results of operations — an analysis of our consolidated statements of earnings for the three years presented in our consolidated financial statements.

•	Liquidity and capital resources — an analysis of cash flows including capital expenditures, aggregate contractual obligations, share repurchase activity, known trends that may impact liquidity, and the impact of inflation.

•	Discussion of critical accounting estimates — a discussion of accounting policies that require critical judgments and estimates.

•	Future application of accounting principles — a discussion of new accounting pronouncements, dates of implementation and impact on our consolidated financial position or results of operations, if any.

OVERVIEW

Our primary source of revenue is from retail sales at Jack in the Box and Qdoba company-operated restaurants. We also derive revenue from Jack in the Box and Qdoba franchise restaurants, including royalties (based upon a percent of sales), rents, franchise fees and distribution sales of food and packaging commodities. In addition, we recognize gains from the sale of company-operated restaurants to franchisees, which are presented as a reduction of operating costs and expenses, net in the accompanying consolidated statements of earnings.

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

The following summarizes the most significant events occurring in fiscal 2010 and certain trends compared to prior years:

•	Restaurant Sales. Sales at Jack in the Box company-operated restaurants open more than one year (“same-store sales”) decreased 8.6% in fiscal 2010 and 1.2% in 2009. Same-store sales at franchise-operated restaurants decreased 7.8% in fiscal 2010 and 1.3% in 2009. System same-store sales at Qdoba increased 2.8% versus a decrease of 2.3% last fiscal year. Sales at Jack in the Box restaurants continue to be impacted by high unemployment rates in our major markets for our key customer demographics.

•	Commodity Costs. Pressures from higher commodity costs, which negatively impacted our business in fiscal 2009, moderated somewhat in 2010. Overall commodity costs at Jack in the Box restaurants decreased approximately 1.4% after increasing approximately 2.0% in 2009, as lower costs for beef, shortening, poultry and bakery were partially offset by higher costs for produce and pork.

•	Restaurant Closures. In the fourth quarter, we closed 40 underperforming Jack in the Box restaurants located primarily in the Southeast and Texas resulting in a charge of $18.5 million, net of taxes, or $0.33 per diluted share. These closures are expected to have a positive impact on future earnings and cash flows.

•	New Unit Development. We continued to grow our brands with the opening of new company-operated and franchise restaurants. In 2010, we opened 46 Jack in the Box locations, including several in our newer markets, and 36 Qdoba locations.

•	Franchising Program. We refranchised 219 Jack in the Box restaurants, while Qdoba and Jack in the Box franchisees opened 37 restaurants in 2010. We remain on track to achieve our goal to increase the percentage of franchise ownership in the Jack in the Box system to 70-80% by the end of fiscal year 2013, and we ended fiscal 2010 at 57% franchised.

•	Credit Facility. During 2010, we entered into a new credit agreement consisting of a $400 million revolving credit facility and a $200 million term loan, both with a five-year maturity.

•	Share Repurchases. Pursuant to a share repurchase program authorized by our Board of Directors, we repurchased 4.9 million shares of our common stock at an average price of $19.71 per share.

FINANCIAL REPORTING

In 2010, we separated impairment and other charges, net from selling, general and administrative expenses in our consolidated statements of earnings. Prior year amounts have been reclassified to conform to this new presentation.

The results of operations and cash flows for Quick Stuff, which was sold in 2009, are reflected as discontinued operations for all periods presented. Refer to Note 2, Discontinued Operations, in the notes to our consolidated financial statements for more information.

RESULTS OF OPERATIONS

The following table presents certain income and expense items included in our consolidated statements of earnings as a percentage of total revenues, unless otherwise indicated:

CONSOLIDATED STATEMENTS OF EARNINGS DATA

	Fiscal Year
	2010	2009	2008

Revenues:
Company restaurant sales	72.6%	80.0%	82.8%
Distribution sales	17.3%	12.2%	10.8%
Franchise revenues	10.1%	7.8%	6.4%

Total revenues	100.0%	100.0%	100.0%

Total operating costs and expenses, net:
Company restaurant costs:
Food and packaging (1)	31.8%	32.4%	33.3%
Payroll and employee benefits(1)	30.3%	29.7%	29.7%
Occupancy and other (1)	23.9%	21.7%	20.9%
Total company restaurant costs (1)	85.9%	83.8%	83.9%
Distribution costs (1)	100.4%	99.6%	99.3%
Franchise costs (1)	45.4%	40.6%	39.9%
Selling, general and administrative expenses	10.6%	10.5%	10.4%
Impairment and other charges, net	2.1%	0.9%	0.9%
Gains on the sale of company-operated restaurants, net	(2.4)%	(3.2)%	(2.6)%
Earnings from operations	5.3%	9.4%	8.5%

Income tax rate (2)	33.8%	37.7%	37.3%

(1)	As a percentage of the related sales and/or revenues.
(2)	As a percentage of earnings from continuing operations and before income taxes.

Revenues

As we execute our refranchising strategy, which includes the sale of restaurants to franchisees, we expect the number of company-operated restaurants and the related sales to continually decrease while revenues from franchise restaurants increase. Company restaurant sales decreased $307.3 million in 2010 and $125.7 million in 2009 compared with the prior years. The decrease in restaurant sales in both years is due primarily to decreases in the average number of Jack in the Box company-operated restaurants and declines in same-store sales at Jack in the Box restaurants, partially offset by an increase in the number of Qdoba company-operated restaurants and, in 2010, additional sales of $28.9 million from a 53rd week. The following table presents the approximate impact of these increases and decreases on restaurant sales (dollars in millions):

	Increase/(Decrease)
	2010 vs 2009	2009 vs 2008

Reduction in the average number of company-operated restaurants	$(176.6)	$(85.5)
Jack in the Box same-store sales declines	(156.1)	(27.4)
53rd week	28.9	-
Other	(3.5)	(12.8)

Total change in restaurant sales	$(307.3)	$(125.7)

Same-store sales at Jack in the Box restaurants declined 8.6% in 2010 and 1.2% in 2009. The average check decreased 1.5% in 2010 and increased 1.8% in 2009, including the impact of price increases of approximately 1.7% and 2.8%, respectively. The 2010 decline reflects unfavorable product mix changes, promotions and discounting. Sales continue to be impacted by high unemployment rates in our major markets.

Distribution sales to Jack in the Box and Qdoba franchisees grew $95.8 million in 2010 and $26.9 million in 2009 compared with the prior year. The increase in distribution sales in both years primarily relates to an increase in the number of Jack in the Box and Qdoba franchise restaurants serviced by our distribution centers, which contributed additional sales of approximately $108.4 million and $39.6 million in 2010 and 2009, respectively, and were partially offset by lower per store average (“PSA”) volumes in both years. The increase in 2010 also includes sales of approximately $11.2 million from the 53rd week.

Franchise revenues increased $37.9 million and $30.4 million in 2010 and 2009, respectively, primarily reflecting an increase in the average number of Jack in the Box franchise restaurants and, in 2010, additional revenues of $4.6 million from a 53rd week, offset in part by a decline in same-store sales at Jack in the Box franchise restaurants. The increase in the average number of restaurants due to refranchising activity contributed additional royalties, rents and fees of approximately $39.0 million and $31.2 million in 2010 and 2009, respectively. The following table reflects the detail of our franchise revenues in each year and other information we believe is useful in analyzing the change in franchise revenues (dollars in thousands):

	2010	2009	2008

Royalties	$91,216	$79,690	$68,811
Rents	128,143	103,784	86,310
Re-image contributions to franchisees	(1,455)	(3,700)	(2,100)
Franchise fees and other	13,123	13,345	9,739

Franchise revenues	$231,027	$193,119	$162,760

% change	19.6%	18.7%	16.4%
Average number of franchised restaurants	1,424	1,215	1,068
% change	17.2%	13.8%

Change in Jack in the Box franchise-operated same-store sales	(7.8)%	(1.3)%	0.1%

Royalties as a percentage of estimated franchised restaurant sales:
Jack in the Box	5.3%	5.3%	5.1%
Qdoba	5.0%	5.0%	5.0%

Operating Costs and Expenses

Food and packaging costs decreased to 31.8% of company restaurant sales in 2010 from 32.4% in 2009 and 33.3% in 2008. In 2010, lower commodity costs (including beef, shortening, poultry and bakery), margin improvement initiatives and modest selling price increases more than offset the impact of unfavorable product mix and promotions. The decline in 2009 included the benefit of selling price increases, favorable product mix changes and margin improvement initiatives, offset in part by commodity cost increases of approximately 2.0%.

Payroll and employee benefit costs were 30.3% of company restaurant sales in 2010 and 29.7% in 2009 and 2008. The increase in 2010 reflects the impact of same-store sales deleverage and higher workers’ compensation costs of approximately 50 basis points, which more than offset the benefits derived from our labor productivity initiatives. Workers’ compensation costs have increased as the cost per claim is trending higher although the number of claims is lower. In 2009 labor productivity initiatives offset minimum wage increases.

Occupancy and other costs were 23.9% of company restaurant sales in 2010, 21.7% in 2009 and 20.9% in 2008. The higher percentage in 2010 is due primarily to sales deleverage and higher depreciation from the ongoing re-image program at Jack in the Box, which were partially offset by lower utilities expense. The increase in 2009 was due primarily to higher depreciation expense related to the Jack in the Box re-image program and a kitchen enhancement project completed in 2008, higher rent and depreciation related to new restaurant development at Qdoba and sales deleverage at Jack in the Box and Qdoba restaurants, which were partially offset by lower utility costs.

Distribution costs increased to $399.7 million in 2010 from $300.9 million in 2009 and $273.4 million in 2008, primarily reflecting increases in the related sales. These costs increased to 100.4% of distribution sales in 2010, compared with 99.6% in 2009 and 99.3% in 2008, due primarily to deleverage from lower PSA sales at Jack in the Box franchise restaurants.

Franchise costs, principally rents and depreciation on properties leased to Jack in the Box franchisees, increased $26.4 million in 2010 and $13.4 million in 2009, due primarily to an increase in the number of franchise restaurants that sublease property from us as a result of our refranchising activities. Franchise costs increased to 45.4% of the related revenues in 2010 from 40.6% in 2009 and 39.9% in 2008 primarily due to revenue deleverage from lower sales at franchised restaurants and higher PSA rent and depreciation expense.

The following table presents the change in selling, general and administrative (“SG&A”) expenses in each period compared with the prior year (in thousands):

	Increase/(Decrease)
	2010 vs 2009	2009 vs 2008

Advertising	$(11,689)	$(6,807)
Refranchising strategy	(14,818)	4,217
Severance	(1,366)	2,079
Incentive compensation	(6,062)	(25)
Cash surrender value of COLI policies, net	(2,954)	(2,731)
Pension and postretirement benefits	17,632	(2,190)
Hurricane Ike insurance proceeds	(4,223)	-
Pre-opening	(1,540)	1,861
53rd week	3,597	-
Other	4,114	(540)

	$(17,309)	$(4,136)

Our refranchising strategy has resulted in a decrease in the number of company-operated restaurants and the related overhead expenses to manage and support those restaurants. Advertising costs, primarily contributions to our marketing fund that are generally determined as a percentage of company restaurant sales, decreased reflecting our refranchising strategy and lower PSA sales at Jack in the Box company-operated restaurants, and were partially offset by incremental Company contributions of approximately $6.5 million in 2010. The decrease in incentive compensation in 2010 reflects the decrease in the Company’s performance. Changes in the cash surrender value of our COLI policies, net of changes in our non-qualified deferred compensation obligation supported by these policies are subject to market fluctuations. The market adjustments of the investments include a net benefit of

$2.7 million in 2010 compared with negative impacts of $0.3 million in 2009 and $3.0 million in 2008. The increase in pension and postretirement benefits expense in 2010 principally relates to a decrease in our discount rate. The fluctuations in pre-opening costs primarily relate to changes in the number of new Jack in the Box restaurants opened which decreased to 30 locations in 2010, compared with 43 in 2009 and 23 in 2008.

Impairment and other charges, net is comprised of the following (in thousands):

	2010	2009	2008

Impairment	$12,970	$6,586	$3,507
Losses on disposition of property and equipment, net	10,757	11,418	17,373
Costs of closed restaurants (primarily lease obligations)	22,262	2,080	(21)
Other	2,898	1,930	1,898

	$48,887	$22,014	$22,757

Impairment and other charges, net increased $26.9 million in 2010 and decreased slightly in 2009 compared to the prior years. The increase in 2010 is due primarily to the closure of 40 underperforming Jack in the Box restaurants in the fourth quarter of the fiscal year. The decision to close these restaurants was based on a comprehensive analysis performed that took into consideration levels of return on investment and other key operating performance metrics. In connection with these closures, we recorded a total charge of $28.0 million which included property and equipment impairment charges of $8.4 million and $19.0 million related to future lease commitments.

Gains on the sale of company-operated restaurants to franchisees, net are detailed in the following table (dollars in thousands):

	2010	2009	2008

Number of restaurants sold to franchisees	219	194	109
Gains on the sale of company-operated restaurants	$54,988	$81,013	$66,349
Loss on expected sale of underperforming market	-	(2,371)	-

Gains on the sale of company-operated restaurants, net	$54,988	$78,642	$66,349

Average gain on restaurants sold	$251	$418	$609

Gains were impacted by the number of restaurants sold and changes in average gains recognized, which relate to the specific sales and cash flows of those restaurants. In 2009, gains on the sale of company-operated restaurants to franchisees, net included a loss of $2.4 million relating to the anticipated sale of a lower performing Jack in the Box market.

Interest Expense, Net

Interest expense, net is comprised of the following (in thousands):

	2010	2009	2008

Interest expense	$17,011	$22,155	$28,070
Interest income	(1,117)	(1,388)	(642)

Interest expense, net	$15,894	$20,767	$27,428

Interest expense, net decreased $4.9 million in 2010 and $6.7 million in 2009 due primarily to lower average interest rates. In 2010, lower average borrowings, partially offset by a $0.5 million charge to write off deferred financing fees in connection with the refinancing of our credit facility, also contributed to the decrease. In 2009, higher average borrowings partially offset the impact of lower interest rates.

Income Taxes

The income tax provisions reflect effective tax rates of 33.8%, 37.7% and 37.3% of pretax earnings from continuing operations in 2010, 2009 and 2008, respectively. The lower tax rate in 2010 is largely attributable to the impact of impairment and other charges, higher work opportunity tax credits and the market performance of insurance investment products used to fund certain non-qualified retirement plans. Changes in the cash value of the insurance products are not included in taxable income.

Earnings from Continuing Operations

Earnings from continuing operations were $70.2 million, or $1.26 per diluted share, in 2010; $131.0 million, or $2.27 per diluted share, in 2009; and $118.2 million, or $1.99 per diluted share, in 2008. We estimate that the extra 53rd week benefitted net earnings by approximately $1.8 million, or $0.03 per diluted share, in fiscal 2010.

Earnings from Discontinued Operations, Net

As described in the “Financial Reporting” section, Quick Stuff’s results of operations have been reported as discontinued operations. In 2009, the loss from discontinued operations, net was $12.6 million, reflecting the $15.0 million net of tax loss from the sale of Quick Stuff in the fourth quarter. Earnings from discontinued operations, net were $1.1 million in 2008.

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

As is common in the restaurant industry, we maintain relatively low levels of accounts receivable and inventories and our vendors grant trade credit for purchases such as food and supplies. We also continually invest in our business through the addition of new units and refurbishment of existing units, which are reflected as long-term assets and not as part of working capital. As a result, we typically maintain current liabilities in excess of current assets, which results in a working capital deficit.

Cash and cash equivalents decreased $42.4 million to $10.6 million at October 3, 2010 from $53.0 million at the beginning of the fiscal year. This decrease is primarily due to repurchases of common stock, net repayments under our credit facility, and property and equipment expenditures. These uses of cash were offset in part by proceeds from the sale and leaseback of restaurant properties, cash flows provided by operating activities, and proceeds and collections of notes receivable from the sale of restaurants to franchisees. We generally reinvest available cash flows from operations to develop new restaurants or enhance existing restaurants, to reduce debt and to repurchase shares of our common stock.

Cash Flows. The table below summarizes our cash flows from operating, investing and financing activities for each of the past three fiscal years (in thousands).

	2010	2009	2008

Total cash provided by (used in):
Operating activities:
Continuing operations	$64,038	$147,324	$167,035
Discontinued operations	(2,172)	1,426	5,349
Investing activities:
Continuing operations	19,173	(71,607)	(132,406)
Discontinued operations	-	30,648	(1,964)
Financing activities	(123,434)	(102,673)	(5,832)

Increase (decrease) in cash and cash equivalents	$(42,395)	$5,118	$32,182

Operating Activities. Operating cash flows from continuing operations decreased $83.3 million in 2010 compared with 2009 due primarily to the timing of working capital receipts and disbursements and a decrease in cash flows related to higher company restaurant costs, our refranchising strategy and same-store sales declines at our Jack in the Box restaurants. In 2009, cash flows from continuing operations decreased $19.7 million compared with 2008 due to a decrease in earnings from continuing operations adjusted for non-cash items, partially offset by fluctuations due to the timing of working capital receipts and disbursements. Operating cash flows from our discontinued operations were not material to our consolidated statements of cash flows for all fiscal years presented.

Investing Activities. Investing activity cash flows from continuing operations increased $90.8 million in 2010 compared with 2009. This increase is primarily due to an increase in the number of sites that we sold and leased back and lower spending for purchases of property and equipment, partially offset by decreases in proceeds from and collections of notes receivable related to the sale of restaurants to franchisees. In 2009, cash flows used in investing activities from continuing operations decreased $60.8 million compared with 2008. This decrease was primarily due to an increase in cash proceeds from the sale of company-operated restaurants to franchisees, lower spending for purchases of property and equipment and an increase in collections on notes receivable, offset in part by an increase in spending related to assets held for sale and leaseback and cash used in 2009 to acquire Qdoba franchise-operated restaurants.

In 2009, cash flows provided by discontinued operations increased $32.6 million compared with 2008 due primarily to proceeds received in 2009 of $34.4 million related to the sale of our Quick Stuff convenience and fuel stores.

Assets Held for Sale and Leaseback. We use sale and leaseback financing to lower the initial cash investment in our Jack in the Box restaurants to the cost of the equipment, whenever possible. In 2010, 20 of our new Jack in the Box restaurants were developed as sale and leaseback properties, compared with 18 in 2009 and 9 in 2008. In 2010, we sold and leased back 25 restaurants compared with four in 2009 and 7 in 2008. As of October 3, 2010, we had cash investments of $59.9 million in approximately 56 operating and under-construction restaurant properties that we expect to sell and lease back during fiscal 2011.

Capital Expenditures. The composition of capital expenditures used in continuing operations in each year follows (in thousands):

	2010	2009	2008

Jack in the Box:
New restaurants	$20,867	$46,078	$35,751
Restaurant facility improvements	50,724	69,856	116,670
Other, including corporate	10,447	18,377	10,943
Qdoba	13,572	19,189	15,241

Total capital expenditures used in continuing operations	$95,610	$153,500	$178,605

Our capital expenditure program includes, among other things, investments in new locations, restaurant remodeling, new equipment and information technology enhancements. In 2010, capital expenditures decreased due primarily to a decline in the number of new Jack in the Box and Qdoba restaurants developed and the number of existing restaurants rebuilt, and lower spending related to our re-image program and network and system upgrades. In 2010, we continued reimaging our restaurants, focusing on the interiors as we substantially completed reimaging the restaurant exteriors in 2009. The reimage program, which began in 2006, is an important part of the chain’s brand-reinvention initiative and is intended to create a warm and inviting dining experience for Jack in the Box guests. As of October 3, 2010, approximately 68% of all Jack in the Box company-operated restaurants feature all interior and exterior elements of the reimage program; we expect completion by the end of fiscal year 2011. In 2009, capital expenditures decreased due to lower spending related to our reimage program as well as the inclusion of a kitchen enhancement project and the purchase of our smoothie equipment in 2008. The kitchen enhancements were designed to increase restaurant capacity for new product introductions while reducing utility expense using energy-efficient equipment.

In fiscal 2011, capital expenditures are expected to be approximately $135-$145 million, including investment costs related to the Jack in the Box restaurant re-image program and the continued rollout of our new logo. We plan to open approximately 25 new Jack in the Box and 25 new Qdoba company-operated restaurants in 2011.

Sale of Company-Operated Restaurants. We have continued to expand franchise ownership in the Jack in the Box system primarily through the sale of company-operated restaurants to franchisees. The following table details proceeds received in connection with our refranchising activities (in thousands):

	2010	2009	2008

Number of restaurants sold to franchisees	219	194	109

Cash proceeds from the sale of company-operated restaurants	$66,152	$94,927	$57,117
Notes receivable	25,809	21,575	27,928

Total proceeds	$91,961	$116,502	$85,045

Average proceeds	$420	$601	$780

All fiscal years presented include financing provided to facilitate the closing of certain transactions. As of October 3, 2010, notes receivable related to refranchisings were $29.8 million, of which $18.7 million has been repaid since the end of the fiscal year. We expect total proceeds of $85-$95 million from the sale of 175-225 Jack in the Box restaurants in 2011.

Acquisition of Franchise-Operated Restaurants. In 2010, we acquired 16 Qdoba franchise-operated restaurants in the Boston market for approximately $8.1 million. The purchase price was allocated to property and equipment, goodwill and reacquired franchise rights. For additional information, refer to Note 3, Initial Franchise Fees, Refranchisings and Acquisitions, of the notes to the consolidated financial statements.

In 2009, we acquired 22 Qdoba franchise-operated restaurants for approximately $6.8 million, net of cash received. The total purchase price was allocated to property and equipment, goodwill and other income. The restaurants acquired are located in Michigan and California, which we believe provide good long-term growth potential consistent with our strategic goals.

Financing Activities. Cash used in financing activities increased $20.8 million in 2010 and $96.8 million in 2009 compared with the previous year. These increases were primarily attributable to purchases of our common stock in 2010 and the repayment of borrowings under our revolving credit facility in 2009.

New Credit Facility. On June 29, 2010, we replaced our existing credit facility with a new credit facility intended to provide a more flexible capital structure. The new credit facility is comprised of (i) a $400.0 million revolving credit facility and (ii) a $200.0 million term loan with a five-year maturity, initially both with London Interbank Offered Rate (“LIBOR”) plus 2.50%. In connection with the refinancing, borrowings under the term loan and $169.0 million of borrowings under the revolving credit facility were used to repay all borrowings under the prior credit facility and related transaction fees and expenses, including those associated with the new credit facility. Loan origination costs associated with the new credit facility were $9.5 million and are included as deferred costs in other assets, net in the accompanying consolidated balance sheet as of October 3, 2010.

As part of the credit agreement, we may also request the issuance of up to $75.0 million in letters of credit, the outstanding amount of which reduces the net borrowing capacity under the agreement. The new credit facility requires the payment of an annual commitment fee based on the unused portion of the credit facility. The credit facility’s interest rates and the annual commitment rate are based on a financial leverage ratio, as defined in the credit agreement. We may make voluntary prepayments of the loans under the revolving credit facility and term loan at any time without premium or penalty. Specific events, such as asset sales, certain issuances of debt and insurance and condemnation recoveries, may trigger a mandatory prepayment.

We are subject to a number of customary covenants under our credit facility, including limitations on additional borrowings, acquisitions, loans to franchisees, capital expenditures, lease commitments, stock repurchases, dividend payments and requirements to maintain certain financial ratios.

At October 3, 2010, we had $197.5 million outstanding under the term loan, borrowings under the revolving credit facility of $160.0 million and letters of credit outstanding of $34.9 million. For additional information related to our credit facility, refer to Note 7, Indebtedness, of the notes to the consolidated financial statements.

Interest Rate Swaps. To reduce our exposure to rising interest rates under our credit facility, we consider interest rate swaps. In August 2010, we entered into two forward looking swaps that will effectively convert $100.0 million of our variable rate term loan to a fixed-rate basis beginning September 2011 through September 2014. Based on the term loan’s applicable margin of 2.50% as of October 3, 2010, these agreements would have an average pay rate of 1.54%, yielding a fixed rate of 4.04%. Previously, we held two interest rate swaps that effectively converted $200.0 million of our variable rate term loan borrowings to a fixed-rate basis from March 2007 to April 1, 2010. For additional information related to our interest rate swaps, refer to Note 6, Derivative Instruments, of the notes to the consolidated financial statements.

Repurchases of Common Stock. In November 2007, the Board of Directors approved a program to repurchase up to $200.0 million in shares of our common stock over three years expiring November 9, 2010. During fiscal 2010, we repurchased 4.9 million shares at an aggregate cost of $97.0 million. During fiscal 2008, we repurchased 3.9 million shares at an aggregate cost of $100.0 million. As of October 3, 2010, the aggregate remaining amount authorized and available under our credit agreement for repurchase was $3.0 million. In November 2010, the Board of Directors approved a new program to repurchase, within the next year, up to $100.0 million in shares of our common stock.

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

Contractual obligations and commitments. The following is a summary of our contractual obligations and commercial commitments as of October 3, 2010 (in thousands):

	Payments Due by Year
	Total	Less than 1 year	1-3 years	3-5 years	After 5 years

Contractual Obligations:
Credit facility term loan (1)	$217,240	$17,925	$51,880	$147,435	$-
Revolving credit facility (1)	181,180	4,459	8,918	167,803	-
Capital lease obligations	12,824	2,101	3,424	2,735	4,564
Operating lease obligations	1,901,022	219,414	405,462	356,770	919,376
Purchase commitments (2)	740,786	482,871	254,794	3,121	-
Benefit obligations (3)	61,465	16,428	9,091	9,111	26,835

Total contractual obligations	$3,114,517	$743,198	$733,569	$686,975	$950,775

Other Commercial Commitments:
Stand-by letters of credit (4)	$34,941	$34,941	$-	$-	$-

(1)	Obligations related to our credit facility include interest expense estimated at interest rates in effect on October 3, 2010.

(2)	Includes purchase commitments for food, beverage, packaging items and certain utilities.

(3)	Includes expected payments associated with our defined benefit plans, postretirement benefit plans and our non-qualified deferred compensation plan through fiscal 2020.

(4)	Consists primarily of letters of credit for workers’ compensation and general liability insurance.

We maintain a noncontributory defined benefit pension plan (“qualified plan”) covering substantially all full-time employees. Our policy is to fund our qualified plan at amounts necessary to satisfy the minimum amount required by law, plus additional amounts as determined by management to improve the plan’s funded status. Based on the funding status of our qualified plan as of our last measurement date, we are not required to make a minimum contribution in 2011. However, we expect to make discretionary contributions of $10.0 million which have been included in the table above. Effective September 2010, we amended our qualified plan whereby participants will no longer accrue benefits after December 31, 2015. As a result, our discretionary contributions will likely be lower in the future when compared with recent years. Contributions beyond fiscal 2011 will depend on pension asset performance, future interest rates, future tax law changes, and future changes in regulatory funding requirements. For additional information related to our pension plans, refer to Note 11, Retirement Plans, of the notes to the consolidated financial statements.

DISCUSSION OF CRITICAL ACCOUNTING ESTIMATES

We have identified the following as our most critical accounting estimates, which are those that are most important to the portrayal of the Company’s financial condition and results, and that require management’s most subjective and complex judgments. Information regarding our other significant accounting estimates and policies are disclosed in Note 1 to our consolidated financial statements.

Long-lived Assets — Property, equipment and certain other assets, including amortized intangible assets, are reviewed for impairment when indicators of impairment are present. This review generally includes a restaurant-level analysis, except when we are actively selling a group of restaurants, in which case we perform our impairment evaluations at the group level. Impairment evaluations for individual restaurants take into consideration a restaurant’s operating cash flows, the period of time since a restaurant has been opened or remodeled, refranchising expectations, and the maturity of the related market. Impairment evaluations for a group of restaurants take into consideration the group’s expected future cash flows and sales proceeds from bids received, if any, or fair market value based on, among other considerations, the specific sales and cash flows of those restaurants. If the assets of a restaurant or group of restaurants subject to our impairment evaluation are not recoverable based upon the forecasted, undiscounted cash flows, we recognize an impairment loss as the amount by which the carrying value of the assets exceeds fair value. Our estimates of cash flows used to assess impairment are subject to a high degree of judgment and may differ from actual cash flows due to, among other things, economic conditions or changes in operating performance. During fiscal year 2010, we recorded impairment charges totaling $13.0 million to write down certain assets to their estimated fair value.

Retirement Benefits — Our defined benefit and other postretirement plans’ costs and liabilities are determined using several statistical and other factors, which attempt to anticipate future events, including assumptions about the discount rate and expected return on plan assets. Our discount rate is set annually by us, with assistance from our actuaries, and is determined by considering the average of pension yield curves constructed of a population of high-quality bonds with a Moody’s or Standard and Poor’s rating of “AA” or better meeting certain other criteria. As of October 3, 2010, our discount rate was 5.82% for our defined benefit and postretirement benefit plans. Our expected long-term rate of return on assets is determined taking into consideration our projected asset allocation and economic forecasts prepared with the assistance of our actuarial consultants. As of October 3, 2010, our assumed expected long-term rate of return was 7.75% for our qualified defined benefit plan. The actuarial assumptions used may differ materially from actual results due to changing market and economic conditions, higher or lower turnover and retirement rates or longer or shorter life spans of participants. These differences may affect the amount of pension expense we record. A hypothetical 25 basis point reduction in the assumed discount rate and expected long-term rate of return on plan assets would have resulted in an estimated increase of $2.7 million and $0.7 million, respectively, in our fiscal 2011 pension and postretirement plan expense. We expect our pension and postretirement expense to decrease in fiscal 2011 principally due to the curtailment of our qualified plan which will be partially offset by a decrease in our discount rate from 6.16% to 5.82%.

Self Insurance — We are self-insured for a portion of our losses related to workers’ compensation, general liability, automotive, and health benefits. In estimating our self-insurance accruals, we utilize independent actuarial estimates of expected losses, which are based on statistical analysis of historical data. These assumptions are closely monitored and adjusted when warranted by changing circumstances. Should a greater amount of claims occur compared to what was estimated or medical costs increase beyond what was expected, accruals might not be sufficient, and additional expense may be recorded.

Restaurant Closing Costs — Restaurant closing costs consist of future lease commitments, net of anticipated sublease rentals and expected ancillary costs. We record a liability for the net present value of any remaining lease obligations, net of estimated sublease income, at the date we cease using a property. Subsequent adjustments to the liability as a result of changes in estimates of sublease income or lease cancellations are recorded in the period incurred. The estimates we make related to sublease income are subject to a high degree of judgment and may differ from actual sublease income due to changes in economic conditions, desirability of the sites and other factors.

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

Goodwill and Other Intangibles — We also evaluate goodwill and non-amortizable intangible assets annually, or more frequently if indicators of impairment are present. If the determined fair values of these assets are less than the related carrying amounts, an impairment loss is recognized. The methods we use to estimate fair value include future cash flow assumptions, which may differ from actual cash flows due to, among other things, economic conditions or changes in operating performance. During the fourth quarter of fiscal 2010, we reviewed the carrying value of our goodwill and indefinite life intangible assets and determined that no impairment existed as of October 3, 2010.

Allowances for Doubtful Accounts — Our trade receivables consist primarily of amounts due from franchisees for rents on subleased sites, royalties and distribution sales. We continually monitor amounts due from franchisees and maintain an allowance for doubtful accounts for estimated losses. This estimate is based on our assessment of the collectability of specific franchisee accounts, as well as a general allowance based on historical trends, the financial condition of our franchisees, consideration of the general economy and the aging of such receivables. We have good relationships with our franchisees and high collection rates; however, if the future financial condition of our franchisees were to deteriorate, resulting in their inability to make specific required payments, we may be required to increase the allowance for doubtful accounts.

Legal Accruals — The Company is subject to claims and lawsuits in the ordinary course of its business. A determination of the amount accrued, if any, for these contingencies is made after analysis of each matter. We continually evaluate such accruals and may increase or decrease accrued amounts, as we deem appropriate.

Income Taxes — We estimate certain components of our provision for income taxes. These estimates include, among other items, depreciation and amortization expense allowable for tax purposes, allowable tax credits, effective rates for state and local income taxes and the tax deductibility of certain other items. We adjust our effective income tax rate as additional information on outcomes or events becomes available. Our estimates are based on the best available information at the time that we prepare the income tax provision. We generally file our annual income tax returns several months after our fiscal year-end. Income tax returns are subject to audit by federal, state and local governments, generally years after the returns are filed. These returns could be subject to material adjustments or differing interpretations of the tax laws.

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

Our primary exposure to risks relating to financial instruments is changes in interest rates. Our credit facility, which is comprised of a revolving credit facility and a term loan, bears interest at an annual rate equal to the prime rate or LIBOR plus an applicable margin based on a financial leverage ratio. As of October 3, 2010, the applicable margin for the LIBOR-based revolving loans and term loan was set at 2.50%.

We use interest rate swap agreements to reduce exposure to interest rate fluctuations. In August 2010, we entered into two interest rate swap agreements that will effectively convert $100.0 million of our variable rate term loan borrowings to a fixed-rate basis beginning September 2011 through September 2014. Based on the term loan’s applicable margin of 2.50% as of October 3, 2010, these agreements would have an average pay rate of 1.54%, yielding a fixed rate of 4.04%.

A hypothetical 100 basis point increase in short-term interest rates, based on the outstanding balance of our revolving credit facility and term loan at October 3, 2010, would result in an estimated increase of $3.6 million in annual interest expense.

We are also exposed to the impact of commodity and utility price fluctuations related to unpredictable factors such as weather and various other market conditions outside our control. Our ability to recover increased costs through higher prices is limited by the competitive environment in which we operate. From time to time, we enter into futures and option contracts to manage these fluctuations. At October 3, 2010, we had no such contracts in place.

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

Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures

Based on an evaluation of the Company’s disclosure controls and procedures (as defined in Rules 13(a) – 15(e) and 15(d) – 15(e) of the Securities Exchange Act of 1934, as amended), as of the end of the Company’s fiscal year ended October 3, 2010, the Company’s Chief Executive Officer and Chief Financial Officer (its principal executive officer and principal financial officer, respectively) have concluded that the Company’s disclosure controls and procedures were effective.

Changes in Internal Control Over Financial Reporting

There have been no significant changes in the Company’s internal control over financial reporting that occurred during the Company’s fiscal quarter ended October 3, 2010 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Management assessed the effectiveness of the Company’s internal control over financial reporting as of October 3, 2010. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control-Integrated Framework. Management has concluded that, as of October 3, 2010, the Company’s internal control over financial reporting was effective based on these criteria.

The Company’s independent registered public accounting firm, KPMG LLP, has issued an audit report on the effectiveness of our internal control over financial reporting, which follows.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders
Jack in the Box Inc.:

We have audited Jack in the Box Inc.’s (the Company’s) internal control over financial reporting as of October 3, 2010, based on criteria established in Internal Control – Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, Jack in the Box Inc. maintained, in all material respects, effective internal control over financial reporting as of October 3, 2010, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Jack in the Box Inc. and subsidiaries as of October 3, 2010 and September 27, 2009, and the related consolidated statements of earnings, cash flows, and stockholders’ equity for the fifty-three weeks ended October 3, 2010, and the fifty-two weeks ended September 27, 2009 and September 28, 2008, and our report dated November 23, 2010, expressed an unqualified opinion on those consolidated financial statements.

/s/  KPMG LLP

San Diego, California
November 23, 2010

ITEM 9B.	OTHER INFORMATION

Not applicable.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

That portion of our definitive Proxy Statement appearing under the captions “Election of Directors – Committees of the Board of Directors Member Qualifications” and “Section 16(a) Beneficial Ownership Reporting Compliance” to be filed with the Commission pursuant to Regulation 14A within 120 days after October 3, 2010 and to be used in connection with our 2011 Annual Meeting of Stockholders is hereby incorporated by reference.

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

We have adopted a Code of Ethics, which applies to all Jack in the Box Inc. directors, officers and employees, including the Chief Executive Officer, Chief Financial Officer, Controller and all of the financial team. The Code of Ethics is posted on the Company’s website, www.jackinthebox.com (under the “Investors – Corporate Governance – Code of Conduct” caption). We intend to satisfy the disclosure requirement regarding any amendment to, or waiver of, a provision of the Code of Ethics for the Chief Executive Officer, Chief Financial Officer and Controller or persons performing similar functions, by posting such information on our website. No such waivers have been issued during fiscal 2010.

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

That portion of our definitive Proxy Statement appearing under the caption “Executive Compensation,” “Compensation Committee Interlocks and Insider Participation” and “Compensation Committee Report” to be filed with the Commission pursuant to Regulation 14A within 120 days after October 3, 2010 and to be used in connection with our 2011 Annual Meeting of Stockholders is hereby incorporated by reference.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

That portion of our definitive Proxy Statement appearing under the caption “Security Ownership of Certain Beneficial Owners and Management” to be filed with the Commission pursuant to Regulation 14A within 120 days after October 3, 2010 and to be used in connection with our 2011 Annual Meeting of Stockholders is hereby incorporated by reference. Information regarding equity compensation plans under which company common stock may be issued as of October 3, 2010 is set forth in Item 5 of this Report.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

That portion of our definitive Proxy Statement appearing under the caption “Certain Transactions,” if any, to be filed with the Commission pursuant to Regulation 14A within 120 days after October 3, 2010 and to be used in connection with our 2011 Annual Meeting of Stockholders is hereby incorporated by reference.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

That portion of our definitive Proxy Statement appearing under the caption “Independent Registered Public Accountant Fees and Services” to be filed with the Commission pursuant to Regulation 14A within 120 days after October 3, 2010 and to be used in connection with our 2011 Annual Meeting of Stockholders is hereby incorporated by reference.

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
10.1
Credit Agreement dated as of June 29, 2010 by and among Jack in the Box Inc. and the lenders named therein, which is incorporated herein by reference from the registrant’s Current Report on Form 8-K dated July 1, 2010.

10.2
Collateral Agreement dated as of June 29, 2010 by and among Jack in the Box Inc. and the lenders named therein, which is incorporated herein by reference from the registrant’s Current Report on Form 8-K dated July 1, 2010.

10.3
Guaranty Agreement dated as of June 29, 2010 by and among Jack in the Box Inc. and the lenders named therein, which is incorporated herein by reference from the registrant’s Current Report on Form 8-K dated July 1, 2010.

10.4*	Amended and Restated 1992 Employee Stock Incentive Plan, which is incorporated herein by reference from the registrant’s Registration Statement on Form S-8 (No. 333-26781) filed May 9, 1997.
10.5*
Jack in the Box Inc. 2002 Stock Incentive Plan, which is incorporated herein by reference from the registrant’s Definitive Proxy Statement dated January 18, 2002 for the Annual Meeting of Stockholders on February 22, 2002.

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

10.10.1*	Revised Form of Compensation and Benefits Assurance Agreement for Executives, which is incorporated herein by reference from the registrant’s Current Report on Form 8-K dated November 16, 2009.
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

10.16.4(a)*
Form of Restricted Stock Unit Award Agreement for Non-Employee Director under the 2004 Stock Incentive Plan, which is incorporated by reference from the registrant’s Annual Report on Form 10-K for the year ended September 27, 2009.

Number	Description
10.16.4(b)*	Form of Time-Vested Restricted Stock Unit Award Agreement for officers under the 2004 Stock Incentive Plan.
10.16.5*	Form of Award Agreement under the 2004 Stock Incentive Plan, which is incorporated by reference from the registrant’s Annual Report on Form 10-K for the year ended September 27, 2009.
10.16.6*	Form of Qdoba Unit Award Agreement
10.22*	Dr. David M. Theno’s Retirement and Release Agreement, which is incorporated herein by reference from the registrant’s Annual Report on Form 10-K for the year ended September 28, 2008.
10.23*	Summary of Director Compensation effective fiscal 2007, which is incorporated herein by reference from the registrant’s Annual Report on Form 10-K for the year ended October 1, 2006.
23.1	Consent of Independent Registered Public Accounting Firm.
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INSλ	XBRL Instance Document
101.SCHλ	XBRL Taxonomy Extension Schema Document
101.CALλ	XBRL Taxonomy Extension Calculation Linkbase Document
101.LABλ	XBRL Taxonomy Extension Label Linkbase Document
101.PREλ	XBRL Taxonomy Extension Presentation Linkbase Document
101.DEFλ	XBRL Taxonomy Extension Definition Linkbase Document

*	Management contract or compensatory plan.
λ	In accordance with Regulation S-T, the XBRL-related information in Exhibit 101 to this Annual Report on Form 10-K shall be deemed to be “furnished” and not “filed.”

ITEM 15(b)	All required exhibits are filed herein or incorporated by reference as described in Item 15(a)(3).

ITEM 15(c)	All supplemental schedules are omitted as inapplicable or because the required information is included in the consolidated financial statements or notes thereto.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

JACK IN THE BOX INC.

By:	/S/ JERRY P. REBEL
Jerry P. Rebel
Executive Vice President and Chief Financial Officer
(principal financial officer)
(Duly Authorized Signatory)
Date: November 24, 2010

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/S/ LINDA A. LANG Linda A. Lang	Chairman of the Board, Chief Executive Officer and President (principal executive officer)	November 24, 2010

/S/ JERRY P. REBEL Jerry P. Rebel	Executive Vice President and Chief Financial Officer (principal financial officer and principal accounting officer)	November 24, 2010

/S/ MICHAEL E. ALPERT Michael E. Alpert	Director	November 24, 2010

/S/ DAVID L. GOEBEL David L. Goebel	Director	November 24, 2010

/S/ MURRAY H. HUTCHISON Murray H. Hutchison	Director	November 24, 2010

/S/ MICHAEL W. MURPHY Michael W. Murphy	Director	November 24, 2010

/S/ DAVID M. TEHLE David M. Tehle	Director	November 24, 2010

/S/ WINIFRED M. WEBB Winifred M. Webb	Director	November 24, 2010

/S/ JOHN T. WYATT John T. Wyatt	Director	November 24, 2010

Schedules not filed: All schedules have been omitted as the required information is inapplicable or the information is presented in the consolidated financial statements or related notes.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders
Jack in the Box Inc.:

We have audited the accompanying consolidated balance sheets of Jack in the Box Inc. and subsidiaries (the Company) as of October 3, 2010 and September 27, 2009, and the related consolidated statements of earnings, cash flows, and stockholders’ equity for the fifty-three weeks ended October 3, 2010, and the fifty-two weeks ended September 27, 2009 and September 28, 2008. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Jack in the Box Inc. and subsidiaries as of October 3, 2010 and September 27, 2009, and the results of their operations and their cash flows for the fifty-three weeks ended October 3, 2010, and the fifty-two weeks ended September 27, 2009 and September 28, 2008, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Jack in the Box Inc.’s internal control over financial reporting as of October 3, 2010, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated November 23, 2010, expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

/s/ KPMG LLP

San Diego, CA
November 23, 2010

JACK IN THE BOX INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
(Dollars in thousands, except per share data)

	October 3,	September 27,
	2010	2009

ASSETS
Current assets:
Cash and cash equivalents	$10,607	$53,002
Accounts and other receivables, net	81,150	49,036
Inventories	37,391	37,675
Prepaid expenses	33,563	8,958
Deferred income taxes	46,185	44,614
Assets held for sale	59,897	99,612
Other current assets	6,129	7,152

Total current assets	274,922	300,049

Property and equipment, at cost:
Land	101,206	101,576
Buildings	965,312	936,351
Restaurant and other equipment	437,547	506,185
Construction in progress	58,664	58,135

	1,562,729	1,602,247
Less accumulated depreciation and amortization	(684,690)	(665,957)

Property and equipment, net	878,039	936,290

Intangible assets, net	17,986	18,434
Goodwill	85,041	85,843
Other assets, net	151,104	115,294

	$1,407,092	$1,455,910

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current maturities of long-term debt	$13,781	$67,977
Accounts payable	101,216	63,620
Accrued liabilities	168,186	206,100

Total current liabilities	283,183	337,697

Long-term debt, net of current maturities	352,630	357,270
Other long-term liabilities	250,440	234,190
Deferred income taxes	376	2,264
Stockholders’ equity:
Preferred stock $.01 par value, 15,000,000 shares authorized, none issued	-	-
Common stock $.01 par value, 175,000,000 shares authorized, 74,461,632 and 73,987,070 issued, respectively	745	740
Capital in excess of par value	187,544	169,440
Retained earnings	982,420	912,210
Accumulated other comprehensive loss, net	(78,787)	(83,442)
Treasury stock, at cost, 21,640,400 and 16,726,032 shares, respectively	(571,459)	(474,459)

Total stockholders’ equity	520,463	524,489

	$1,407,092	$1,455,910

See accompanying notes to consolidated financial statements.

JACK IN THE BOX INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF EARNINGS
(In thousands, except per share data)

	Fiscal Year
	2010	2009	2008

Revenues:
Company restaurant sales	$1,668,527	$1,975,842	$2,101,576
Distribution sales	397,977	302,135	275,225
Franchise revenues	231,027	193,119	162,760

	2,297,531	2,471,096	2,539,561

Operating costs and expenses, net:
Company restaurant costs:
Food and packaging	530,613	639,916	700,755
Payroll and employee benefits	505,138	587,551	624,600
Occupancy and other	398,066	428,979	438,788

Total company restaurant costs	1,433,817	1,656,446	1,764,143
Distribution costs	399,707	300,934	273,369
Franchise costs	104,845	78,414	64,955
Selling, general and administrative expenses	243,353	260,662	264,798
Impairment and other charges, net	48,887	22,014	22,757
Gains on the sale of company-operated restaurants, net	(54,988)	(78,642)	(66,349)

	2,175,621	2,239,828	2,323,673

Earnings from operations	121,910	231,268	215,888

Interest expense, net	15,894	20,767	27,428

Earnings from continuing operations and before income taxes	106,016	210,501	188,460

Income taxes	35,806	79,455	70,251

Earnings from continuing operations	70,210	131,046	118,209

Earnings (losses) from discontinued operations, net	-	(12,638)	1,070

Net earnings	$70,210	$118,408	$119,279

Net earnings per share – basic:
Earnings from continuing operations	$1.27	$2.31	$2.03
Earnings (losses) from discontinued operations, net	-	(0.23)	0.02

Net earnings per share	$1.27	$2.08	$2.05

Net earnings per share – diluted:
Earnings from continuing operations	$1.26	$2.27	$1.99
Earnings (losses) from discontinued operations, net	-	(0.22)	0.02

Net earnings per share	$1.26	$2.05	$2.01

Weighted-average shares outstanding:
Basic	55,070	56,795	58,249
Diluted	55,843	57,733	59,445

See accompanying notes to consolidated financial statements.

JACK IN THE BOX INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in thousands)

	Fiscal Year
	2010	2009	2008

Cash flows from operating activities:
Net earnings	$70,210	$118,408	$119,279
Losses (earnings) from discontinued operations, net	-	12,638	(1,070)

Net earnings from continuing operations	70,210	131,046	118,209
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	101,514	100,830	96,943
Deferred finance cost amortization	1,658	1,461	1,462
Deferred income taxes	(27,554)	(15,331)	6,643
Share-based compensation expense	10,605	9,341	10,566
Pension and postretirement expense	29,140	12,243	14,433
Losses (gains) on cash surrender value of company-owned life insurance	(6,199)	1,910	8,172
Gains on the sale of company-operated restaurants, net	(54,988)	(78,642)	(66,349)
Gains on the acquisition of franchise-operated restaurants	-	(958)	-
Losses on the disposition of property and equipment, net	10,757	11,418	17,373
Impairment charges and other	12,970	6,586	3,507
Loss on early retirement of debt	513	-	-
Changes in assets and liabilities, excluding acquisitions and dispositions:
Accounts and other receivables	(8,174)	3,519	(9,172)
Inventories	284	7,596	(4,452)
Prepaid expenses and other current assets	(22,967)	11,496	7,026
Accounts payable	(2,219)	(14,975)	4,167
Pension and postretirement contributions	(24,072)	(26,233)	(25,012)
Other	(27,440)	(13,983)	(16,481)

Cash flows provided by operating activities from continuing operations	64,038	147,324	167,035
Cash flows provided by (used in) operating activities from discontinued operations	(2,172)	1,426	5,349

Cash flows provided by operating activities	61,866	148,750	172,384

Cash flows from investing activities:
Purchases of property and equipment	(95,610)	(153,500)	(178,605)
Proceeds from the sale of company-operated restaurants	66,152	94,927	57,117
Proceeds from (purchases of) assets held for sale and leaseback, net	45,348	(36,824)	(14,003)
Collections on notes receivable	8,322	31,539	7,942
Acquisition of franchise-operated restaurants	(8,115)	(6,760)	-
Other	3,076	(989)	(4,857)

Cash flows provided by (used in) investing activities from continuing operations	19,173	(71,607)	(132,406)
Cash flows provided by (used in) investing activities from discontinued operations	-	30,648	(1,964)

Cash flows provided by (used in) investing activities	19,173	(40,959)	(134,370)

Cash flows from financing activities:
Borrowings on revolving credit facility	881,000	541,000	650,000
Repayments of borrowings on revolving credit facility	(721,000)	(632,000)	(559,000)
Proceeds from issuance of debt	200,000	-	-
Principal repayments on debt	(418,836)	(2,334)	(5,722)
Debt issuance costs	(9,548)	-	-
Proceeds from issuance of common stock	5,186	4,574	8,642
Repurchase of common stock	(97,000)	-	(100,000)
Excess tax benefits from share-based compensation arrangements	2,037	664	3,346
Change in book overdraft	34,727	(14,577)	(3,098)

Cash flows used in financing activities	(123,434)	(102,673)	(5,832)

Net increase (decrease) in cash and cash equivalents	(42,395)	5,118	32,182
Cash and cash equivalents at beginning of period	53,002	47,884	15,702

Cash and cash equivalents at end of period	$10,607	$53,002	$47,884

See accompanying notes to consolidated financial statements.

JACK IN THE BOX INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(Dollars in thousands)

					Accumulated
			Capital in		other
	Number		excess of	Retained	comprehensive	Treasury
	of shares	Amount	par value	earnings	loss, net	stock	Total

Balance at September 30, 2007	72,515,171	$725	$132,081	$676,378	$(25,140)	$(374,459)	$409,585
Shares issued under stock plans, including tax benefit	990,878	10	12,376	-	-	-	12,386
Share-based compensation	-	-	10,566	-	-	-	10,566
Purchase of treasury stock	-	-	-	-	-	(100,000)	(100,000)
Comprehensive income:
Net earnings	-	-	-	119,279	-	-	119,279
Unrealized losses on interest rate swaps, net	-	-	-	-	(1,984)	-	(1,984)
Amortization of unrecognized actuarial gain and prior service cost, net	-	-	-	-	7,279	-	7,279

Total comprehensive income	-	-	-	119,279	5,295	-	124,574

Balance at September 28, 2008	73,506,049	735	155,023	795,657	(19,845)	(474,459)	457,111
Shares issued under stock plans, including tax benefit	481,021	5	5,076	-	-	-	5,081
Share-based compensation	-	-	9,341	-	-	-	9,341
Change in pension and postretirement plans’ measurement date, net	-	-	-	(1,855)	40	-	(1,815)
Comprehensive income:
Net earnings	-	-	-	118,408	-	-	118,408
Unrealized gains on interest rate swaps, net	-	-	-	-	21	-	21
Amortization of unrecognized actuarial loss and prior service cost, net	-	-	-	-	(63,658)	-	(63,658)

Total comprehensive income	-	-	-	118,408	(63,637)	-	54,771

Balance at September 27, 2009	73,987,070	740	169,440	912,210	(83,442)	(474,459)	524,489
Shares issued under stock plans, including tax benefit	474,562	5	7,499	-	-	-	7,504
Share-based compensation	-	-	10,605	-	-	-	10,605
Purchase of treasury stock	-	-	-	-	-	(97,000)	(97,000)
Comprehensive income:
Net earnings	-	-	-	70,210	-	-	70,210
Unrealized gains on interest rate swaps, net	-	-	-	-	2,401	-	2,401
Amortization of unrecognized actuarial loss and prior service cost, net	-	-	-	-	2,254	-	2,254

Total comprehensive income	-	-	-	70,210	4,655	-	74,865

Balance at October 3, 2010	74,461,632	$745	$187,544	$982,420	$(78,787)	$(571,459)	$520,463

See accompanying notes to consolidated financial statements.

JACK IN THE BOX INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	ORGANIZATION, BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of operations — Founded in 1951, Jack in the Box Inc. (the “Company”) operates and franchises Jack in the Box® quick-service restaurants and Qdoba Mexican Grill® (“Qdoba”) fast-casual restaurants in 45 states. The following summarizes the number of restaurants:

	2010	2009	2008

Jack in the Box:
Company-operated	956	1,190	1,346
Franchised	1,250	1,022	812

Total system	2,206	2,212	2,158

Qdoba:
Company-operated	188	157	111
Franchised	337	353	343

Total system	525	510	454

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

Reclassifications and adjustments — Certain prior year amounts in the consolidated financial statements have been reclassified to conform to the fiscal 2010 presentation. In 2010, we separated impairment and other charges, net from selling, general and administrative expenses in our consolidated statements of earnings. We believe the additional detail provided is useful when analyzing our results of operations.

Fiscal year — Our fiscal year is 52 or 53 weeks ending the Sunday closest to September 30. Fiscal 2010 includes 53 weeks while fiscal 2009 and 2008 include 52 weeks.

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

Accounts and other receivables, net is primarily comprised of receivables from franchisees, tenants and credit card processors. Franchisee receivables primarily include rents, royalties, and marketing fees associated with the franchise agreements, and receivables arising from distribution services provided to most franchisees. Tenant receivables relate to subleased properties where we are on the master lease agreement. We charge interest on past due accounts receivable and accrue interest on notes receivable based on the contractual terms. The allowance for doubtful accounts is based on historical experience and a review of existing receivables.

JACK IN THE BOX INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Changes in accounts and other receivables are classified as an operating activity in the consolidated statements of cash flows.

Inventories are valued at the lower of cost or market on a first-in, first-out basis. Changes in inventories are classified as an operating activity in the consolidated statements of cash flows.

Assets held for sale typically represent the costs for new sites and existing sites that we plan to sell and lease back within the next year. Gains or losses realized on sale-leaseback transactions are deferred and amortized to income over the lease terms. Assets held for sale also includes the net book value of equipment we plan to sell to franchisees. Assets are not depreciated when classified as held for sale. Assets held for sale consisted of the following at each year-end:

	2010	2009

Sites held for sale and leaseback	$55,224	$99,612
Assets held for sale	4,673	-

	$59,897	$99,612

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

Buildings, equipment, and leasehold improvements are generally depreciated using the straight-line method based on the estimated useful lives of the assets, over the initial lease term for certain assets acquired in conjunction with the lease commencement for leased properties, or the remaining lease term for certain assets acquired after the commencement of the lease for leased properties. In certain situations, one or more option periods may be used in determining the depreciable life of assets related to leased properties if we deem that an economic penalty would be incurred otherwise. In either circumstance, our policy requires lease term consistency when calculating the depreciation period, in classifying the lease and in computing straight-line rent expense. Building and leasehold improvement assets are assigned lives that range from three to 35 years, and equipment assets are assigned lives that range from two to 35 years. Depreciation and amortization expense related to property and equipment was $101.0 million, $100.5 million and $96.7 million in 2010, 2009 and 2008, respectively.

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

JACK IN THE BOX INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

Goodwill and non-amortizable intangible assets are evaluated for impairment annually, or more frequently if indicators of impairment are present. If the determined fair values of these assets are less than the related carrying amounts, an impairment loss is recognized. We performed our annual impairment tests of goodwill and non-amortized intangible assets in the fourth quarter of fiscal 2010 and determined there was no impairment.

Company-owned life insurance — We have purchased company-owned life insurance (“COLI”) policies to support our non-qualified benefit plans. The cash surrender values of these policies were $75.8 million and $66.9 million as of October 3, 2010 and September 27, 2009, respectively, and are included in other assets, net in the accompanying consolidated balance sheets. Changes in cash surrender values are included in selling, general and administrative expenses in the accompanying consolidated statements of earnings. These policies reside in an umbrella trust for use only to pay plan benefits to participants or to pay creditors if the Company becomes insolvent. As of October 3, 2010 and September 27, 2009, the trust also included cash of $0.5 million and $1.4 million, respectively.

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

Revenue recognition — Revenue from company restaurant sales is recognized when the food and beverage products are sold and are presented net of sales taxes.

We provide purchasing, warehouse and distribution services for most of our franchise-operated restaurants. Revenue from these services, included in distribution sales in the accompanying consolidated statements of earnings, is recognized at the time of physical delivery of the inventory.

Our franchise arrangements generally provide for franchise fees and continuing fees based upon a percentage of sales (“royalties”). In order to renew a franchise agreement upon expiration, a franchisee must obtain the Company’s approval and pay then current fees. Franchise fees are recorded as revenue when we have substantially performed all of our contractual obligations. Franchise royalties are recorded in revenues on an accrual basis. Among other things, a franchisee may be provided the use of land and building, generally for a period of 20 years, and is required to pay negotiated rent, property taxes, insurance and maintenance. Certain franchise rents, which are contingent upon sales levels, are recognized in the period in which the contingency is met.

Gift cards — We sell gift cards to our customers in our restaurants and through selected third parties. The gift cards sold to our customers have no stated expiration dates and are subject to actual and/or potential escheatment rights in several of the jurisdictions in which we operate. We recognize income from gift cards when redeemed by the customer.

JACK IN THE BOX INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

Income recognized on unredeemed gift card balances was $0.7 million in fiscal 2010 and 2009 and $1.0 million in fiscal 2008.

Pre-opening costs associated with the opening of a new restaurant consist primarily of employee training costs and are expensed as incurred and are included in selling, general and administrative expenses in the accompanying consolidated statements of earnings.

Restaurant closure costs — All costs associated with exit or disposal activities are recognized when they are incurred. Restaurant closure costs, which are included in impairment and other charges, net in the accompanying consolidated statements of earnings, consist of future lease commitments, net of anticipated sublease rentals, and expected ancillary costs.

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

Advertising costs — We administer marketing funds which included contractual contributions of approximately 5% and 1% of sales at all franchise and company-operated Jack in the Box and Qdoba restaurants, respectively. We record contributions from franchisees as a liability included in accrued expenses in the accompanying consolidated balance sheets until such funds are expended. As the contributions to the marketing funds are designated for advertising, we act as an agent for the franchisees with regard to these contributions. Therefore, we do not reflect franchisee contributions to the funds in our consolidated statements of earnings or cash flows.

Production costs of commercials, programming and other marketing activities are charged to the marketing funds when the advertising is first used for its intended purpose, and the costs of advertising are charged to operations as incurred. Total contributions and other marketing expenses, which are included in selling, general, and administrative expenses in the accompanying consolidated statements of earnings, were $89.8 million, $100.1 million and $106.9 million in 2010, 2009 and 2008, respectively.

Share-based compensation — We account for our share-based compensation as required by the FASB authoritative guidance on stock compensation, which generally requires, among other things, that all employee share-based compensation be measured using a fair value method and that the resulting compensation cost be recognized in the financial statements.

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

JACK IN THE BOX INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

Authoritative guidance issued by the FASB prescribes a minimum probability threshold that a tax position must meet before a financial statement benefit is recognized. The minimum threshold is defined as a tax position that is more likely than not to be sustained upon examination by the applicable taxing authority, including resolution of any related appeals or litigation processes, based on the technical merits of the position. Refer to Note 10, Income Taxes, for additional information.

Derivative instruments — From time to time, we use commodity derivatives to reduce the risk of price fluctuations related to raw material requirements for commodities such as beef and pork, and we use utility derivatives to reduce the risk of price fluctuations related to natural gas. We also use interest rate swap agreements to manage interest rate exposure. We do not speculate using derivative instruments. We purchase derivative instruments only for the purpose of risk management.

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

Contingencies — We recognize liabilities for contingencies when we have an exposure that indicates it is probable that an asset has been impaired or that a liability has been incurred and the amount of impairment or loss can be reasonably estimated. Our ultimate legal and financial liability with respect to such matters cannot be estimated with certainty and requires the use of estimates. When the reasonable estimate is a range, the recorded loss will be the best estimate within the range. We record legal settlement costs as those costs are incurred.

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

The primary entities in which we possess a variable interest are franchise entities, which operate our franchise restaurants. We do not possess any ownership interests in franchise entities. We have reviewed these franchise entities and determined that we are not the primary beneficiary of the entities and therefore, these entities have not been consolidated.

Segment reporting — An operating segment is defined as a component of an enterprise that engages in business activities from which it may earn revenues and incur expenses, and about which separate financial information is regularly evaluated by our chief operating decision makers in deciding how to allocate resources. Similar operating segments can be aggregated into a single operating segment if the businesses are similar. We operate our business in two operating segments, Jack in the Box and Qdoba. Refer to Note 16, Segment Reporting, for additional discussion regarding our segments.

JACK IN THE BOX INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Effect of new accounting pronouncements — In December 2008, the FASB issued authoritative guidance which expands the disclosure requirements about fair value measurements of plan assets for pension plans. We adopted with guidance in the fourth quarter of fiscal 2010. The additional disclosures are included in Note 11, Retirement Plans.

Subsequent events —  The Company has evaluated subsequent events through the time of filing this Form 10-K with the SEC, and determined there were no other items to disclose.

2.	DISCONTINUED OPERATIONS

In 2009, we completed the sale of all 61 of our Quick Stuff convenience stores, which included a major-branded fuel station developed adjacent to a full-size Jack in the Box restaurant. We received cash proceeds of $34.4 million and recorded a loss on disposition of $24.3 million, or $15.0 million net of taxes, included in earnings (losses) from discontinued operations, net in the accompanying consolidated statement of earnings for fiscal 2009. The loss on disposition includes an impairment charge of $22.4 million related to building assets retained by us and leased to the buyers as part of the sale agreements. The net assets sold totaled approximately $25.7 million and consisted primarily of property and equipment of $24.8 million.

Revenue and operating income from discontinued operations for fiscal 2009 (through the date of sale) and 2008 were as follows (in thousands):

	2009	2008

Revenue	$272,202	$461,888
Operating (losses) income	(20,439)	1,749

3.	INITIAL FRANCHISE FEES, REFRANCHISINGS AND ACQUISITIONS

Initial franchise fees and refranchisings — The following is a summary of initial franchise fees received and gains recognized on the sale of restaurants to franchisees (dollars in thousands):

	2010	2009	2008

Number of restaurants sold to franchisees	219	194	109
Number of new restaurants opened by franchisees	37	59	71

Initial franchise fees received	$10,218	$10,538	$7,303

Cash proceeds from the sale of company-operated restaurants	$66,152	$94,927	$57,117
Notes receivable	25,809	21,575	27,928

Total proceeds	91,961	116,502	85,045
Net assets sold (primarily property and equipment)	(35,113)	(33,007)	(16,864)
Goodwill related to the sale of company-operated restaurants	(1,860)	(2,482)	(1,832)

Gains on the sale of company-operated restaurants	$54,988	$81,013	$66,349

In 2009, we recognized a loss of $2.4 million related to the anticipated sale of a lower performing Jack in the Box company-operated market. This loss was included in gains on the sale of company-operated restaurants, net in the accompanying consolidated statement of earnings.

Franchise acquisitions — We account for the acquisition of franchise restaurants using the purchase method of accounting for business combinations. In 2010, we acquired 16 Qdoba restaurants from a franchisee for net consideration of $8.1 million. The purchase price allocation was based on fair value estimates determined

JACK IN THE BOX INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

using significant unobservable inputs (Level 3). The following table provides detail of the allocation (in thousands):

Property and equipment	$6,756
Reacquired franchise rights	301
Goodwill	1,058

Total consideration	$8,115

In 2009, we acquired 22 Qdoba restaurants from franchisees for net consideration of $6.8 million. The purchase price was allocated to property and equipment, goodwill and other income (included in selling, general and administrative expenses in the accompanying consolidated statement of earnings).

4.	GOODWILL AND INTANGIBLE ASSETS, NET

The changes in the carrying amount of goodwill during 2010 and 2009 by operating segment were as follows (in thousands):

	Jack in the Box	Qdoba	Total

Balance at September 28, 2008	$56,992	$28,797	$85,789
Acquisition of franchised restaurants	-	2,536	2,536
Sale of company-operated restaurants to franchisees	(2,482)	-	(2,482)

Balance at September 27, 2009	54,510	31,333	85,843
Acquisition of franchised restaurants	-	1,058	1,058
Sale of company-operated restaurants to franchisees	(1,860)	-	(1,860)

Balance at October 3, 2010	$52,650	$32,391	$85,041

Intangible assets, net consist of the following as of October 3, 2010 and September 27, 2009 (in thousands):

	2010	2009

Amortized intangible assets:
Gross carrying amount	$17,035	$17,679
Less accumulated amortization	(7,849)	(8,045)

Net carrying amount	9,186	9,634

Non-amortized intangible assets:
Trademark	8,800	8,800

Net carrying amount	$17,986	$18,434

Amortized intangible assets include lease acquisition costs and acquired franchise contracts. The weighted-average life of the amortized intangible assets is approximately 20 years. Total amortization expense related to intangible assets was $0.7 million in fiscal 2010 and $0.8 million in fiscal 2009 and 2008.

The following table summarizes, as of October 3, 2010, the estimated amortization expense for each of the next five fiscal years (in thousands):

Fiscal Year

2011	$780
2012	769
2013	735
2014	702
2015	688

Total	$3,674

JACK IN THE BOX INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

5.	FAIR VALUE MEASUREMENTS

Financial assets and liabilities — The following table presents the financial assets and liabilities measured at fair value on a recurring basis as of October 3, 2010 (in thousands):

		Fair Value Measurements
		Quoted Prices
		in Active	Significant
		Markets for	Other
		Identical	Observable	Significant
		Assets	Inputs	Unobservable Inputs
	Total	(Level 1)	(Level 2)	(Level 3)

Non-qualified deferred compensation plan (1)	$36,011	$36,011	$-	$-
Interest rate swaps (Note 6) (2)	733	-	733	-

Total liabilities at fair value	$36,744	$36,011	$733	$-

(1)	We maintain an unfunded defined contribution plan for key executives and other members of management excluded from participation in our qualified savings plan. The fair value of this obligation is based on the closing market prices of the participants’ elected investments.

(2)	We entered into interest rate swaps to reduce our exposure to rising interest rates on our variable debt. The fair value of our interest rate swaps are based upon valuation models as reported by our counterparties.

The fair values of each of our long-term debt instruments are based on quoted market values, where available, or on the amount of future cash flows associated with each instrument, discounted using our current borrowing rate for similar debt instruments of comparable maturity. The estimated fair values of our term loan and capital lease obligations approximated their carrying values as of October 3, 2010.

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

In connection with our semi-annual property and equipment impairment reviews and the closure of 40 Jack in the Box company-operated restaurants prior to the end of the fiscal 2010, long-lived assets having a carrying value of $13.8 million were written down to fair value using significant unobservable inputs (Level 3). The resulting impairment charge of $13.0 million was included in impairment and other charges, net in the accompanying consolidated statement of earnings for the fiscal year ended October 3, 2010.

6.	DERIVATIVE INSTRUMENTS

Objectives and strategies — We are exposed to interest rate volatility with regard to our variable rate debt. To reduce our exposure to rising interest rates, in August 2010, we entered into two interest rate swap agreements that will effectively convert $100.0 million of our variable rate term loan borrowings to a fixed-rate basis beginning September 2011 through September 2014. Previously, we held two interest rate swaps that effectively converted $200.0 million of our variable rate term loan borrowings to a fixed-rate basis from March 2007 to April 1, 2010. These agreements have been designated as cash flow hedges under the terms of the FASB authoritative guidance for derivatives and hedging and to the extent that they are effective in offsetting the variability of the hedged cash flows, changes in the derivatives’ fair value are not included in earnings but are included in other comprehensive income (loss).

We are also exposed to the impact of utility price fluctuations related to unpredictable factors such as weather and various other market conditions outside our control. Our ability to recover increased costs through higher

JACK IN THE BOX INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

prices is limited by the competitive environment in which we operate. Therefore, from time to time, we enter into futures and option contracts to manage these fluctuations. These contracts have not been designated as hedging instruments under the FASB authoritative guidance for derivatives and hedging.

Financial position — The following derivative instruments were outstanding as of the end of each period (in thousands):

	October 3, 2010		September 27, 2009

	Balance		Balance
	Sheet	Fair	Sheet	Fair
	Location	Value	Location	Value

Derivatives designated hedging instruments:
Interest rate swaps (Note 5)	Accrued liabilities	$733	Accrued liabilities	$4,615

Total derivatives		$733		$4,615

Financial performance — The following is a summary of the gains or losses recognized on our derivative instruments (in thousands):

	Amount of Gain/(Loss)
	Recognized in OCI
	2010	2009	2008

Derivatives in cash flow hedging relationship:
Interest rate swaps (Note 13)	$3,882	$42	$(3,210)

	Location of	Amount of Loss
	Gain/(Loss)	Recognized in Income
	in Income	2010	2009	2008

Derivatives not designated hedging instruments:
Natural gas contracts	Occupancy and other	$-	$(544)	$(840)

Approximately $4.7 million, $6.2 million, and $2.0 million was reclassified from accumulated other comprehensive income (loss) to interest expense during fiscal years 2010, 2009, and 2008, respectively. These amounts represent payments made to the counterparty for the effective portions of the interest rate swaps that were recognized in accumulated other comprehensive income (loss) and reclassified into earnings as an increase to interest expense for the periods presented. During 2010, 2009 and 2008, our interest rate swaps had no hedge ineffectiveness and no gains or losses were reclassified into net earnings.

7.	INDEBTEDNESS

The detail of long-term debt at each year-end is as follows (in thousands):

	2010	2009

Revolver, variable interest rate based on an applicable margin plus LIBOR, 2.79% at October 3, 2010	$160,000	$-
Term loan, variable interest rate based on an applicable margin plus LIBOR, 2.80% at October 3, 2010	197,500	415,000
Capital lease obligations, 10.14% weighted average interest rate	8,911	10,247

	366,411	425,247
Less current portion	(13,781)	(67,977)

	$352,630	$357,270

New Credit Facility — On June 29, 2010, the Company replaced its existing credit facility with a new credit facility intended to provide a more flexible capital structure. The new credit facility is comprised of (i) a

JACK IN THE BOX INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

$400.0 million revolving credit facility and (ii) a $200.0 million term loan with a five-year maturity, initially both with London Interbank Offered Rate (“LIBOR”) plus 2.50%. As part of the credit agreement, we may also request the issuance of up to $75.0 million in letters of credit, the outstanding amount of which reduces the net borrowing capacity under the agreement. The new credit facility requires the payment of an annual commitment fee based on the unused portion of the credit facility. The credit facility’s interest rates and the annual commitment rate are based on a financial leverage ratio, as defined in the credit agreement. At October 3, 2010, we had borrowings under the revolving credit facility of $160.0 million, $197.5 million outstanding under the term loan and letters of credit outstanding of $34.9 million. Loan origination costs associated with the new credit facility were $9.5 million and are included as deferred costs in other assets, net in the accompanying consolidated balance sheet as of October 3, 2010. Deferred financing fees of $0.5 million related to the prior credit facility were written off and are included in interest expense, net in the accompanying consolidated statements of earnings.

Collateral — The Company’s obligations under the new credit facility are secured by first priority liens and security interests in the capital stock, partnership and membership interests owned by the Company and (or) its subsidiaries, and any proceeds thereof, subject to certain restrictions set forth in the credit agreement. Additionally, there is a negative pledge on all tangible and intangible assets (including all real and personal property) with customary exceptions as reflected in the credit agreement.

Covenants — We are subject to a number of customary covenants under our credit facility, including limitations on additional borrowings, acquisitions, loans to franchisees, capital expenditures, lease commitments, stock repurchases, dividend payments and requirements to maintain certain financial ratios. We were in compliance with all covenants at October 3, 2010.

Future cash payments — Scheduled principal payments on our long-term debt for each of the next five fiscal years are as follows (in thousands):

Fiscal Year

2011	$13,781
2012	21,137
2013	23,478
2014	53,430
2015	250,901

Total principal payments	$362,727

We may make voluntary prepayments of the loans under the revolving credit facility and term loan at any time without premium or penalty. Certain events such as asset sales, certain issuances of debt and insurance and condemnation recoveries may trigger a mandatory prepayment.

Capitalized interest — We capitalize interest in connection with the construction of our restaurants and other facilities. Interest capitalized in 2010, 2009 and 2008 was $0.3 million, $0.7 million and $0.9 million, respectively.

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

JACK IN THE BOX INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The components of rent expense were as follows in each fiscal year (in thousands):

	2010	2009	2008

Minimum rentals	$222,600	$208,091	$199,903
Contingent rentals	1,804	2,954	3,444

Total rent expense	224,404	211,045	203,347
Less sublease rentals	(83,340)	(61,529)	(50,004)

Net rent expense	$141,064	$149,516	$153,343

Future minimum lease payments under capital and operating leases are as follows (in thousands):

	Capital	Operating
Fiscal Year	Leases	Leases

2011	$2,101	$219,414
2012	1,841	209,939
2013	1,583	195,523
2014	1,426	185,697
2015	1,309	171,073
Thereafter	4,564	919,376

Total minimum lease payments	12,824	$1,901,022

Less amount representing interest, 10.14% weighted average interest rate	(3,913)

Present value of obligations under capital leases	8,911
Less current portion	(1,281)

Long-term capital lease obligations	$7,630

Total future minimum lease payments have not been reduced by minimum sublease rents of $1.2 billion expected to be recovered under our operating subleases.

Assets recorded under capital leases are included in property and equipment and consisted of the following at each year-end (in thousands):

	2010	2009

Buildings	$22,733	$22,733
Equipment	16	499

	22,749	23,232
Less accumulated amortization	(15,340)	(15,048)

	$7,409	$8,184

Amortization of assets under capital leases is included in depreciation and amortization expense.

As lessor — We lease or sublease restaurants to certain franchisees and others under agreements that generally provide for the payment of percentage rentals in excess of stipulated minimum rentals, usually for a period of 20 years. Most of our leases have rent escalation clauses and renewal clauses of 5 to 20 years. Total rental income was $133.8 million, $105.5 million and $88.6 million, including contingent rentals of $7.7 million, $13.0 million and $13.8 million, in 2010, 2009 and 2008, respectively.

JACK IN THE BOX INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The minimum rents receivable expected to be received under these non-cancelable operating leases, excluding contingent rentals, are as follows (in thousands):

Fiscal Year

2011	$122,577
2012	120,393
2013	117,872
2014	117,010
2015	116,238
Thereafter	1,199,605

Total minimum future rentals	$1,793,695

Assets held for lease consisted of the following at each year-end (in thousands):

	2010	2009

Land	$49,913	$36,507
Buildings	410,823	256,858
Equipment	373	-

	461,109	293,365
Less accumulated depreciation	(207,616)	(140,870)

	$253,493	$152,495

9.	IMPAIRMENT, DISPOSAL OF PROPERTY AND EQUIPMENT, AND RESTAURANT CLOSING COSTS

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

The following impairment and disposal costs are included in impairment and other charges, net in the accompanying consolidated statements of earnings (in thousands):

	2010	2009	2008

Impairment charges	$12,970	$6,586	$3,507
Losses on the disposition of property and equipment, net	$10,757	$11,418	$17,373

JACK IN THE BOX INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Restaurant closing costs consist of future lease commitments, net of anticipated sublease rentals and expected ancillary costs, and are included in impairment and other charges, net. Total accrued restaurant closing costs, included in accrued liabilities and other long-term liabilities, changed as follows (in thousands):

	2010	2009

Balance at beginning of year	$4,234	$4,712
Additions and adjustments	22,362	834
Cash payments	(1,576)	(1,312)

Balance at end of year	$25,020	$4,234

Additions and adjustments primarily relate to revisions to certain sublease assumptions and the closures of certain Jack in the Box restaurants. Additions in 2010 principally relate to the closure of 40 restaurants at the end of the fiscal year which resulted in future lease commitment charges of $20.3 million.

10.	INCOME TAXES

The fiscal year income taxes consist of the following (in thousands):

	2010	2009	2008

Current:
Federal	$55,046	$91,088	$54,967
State	8,314	13,442	9,061

	63,360	104,530	64,028

Deferred:
Federal	(24,070)	(21,846)	5,202
State	(3,484)	(3,229)	1,021

	(27,554)	(25,075)	6,223

Income tax expense from continuing operations	$35,806	$79,455	$70,251

Income tax expense (benefit) from discontinued operations	$-	$(7,465)	$679

A reconciliation of the federal statutory income tax rate to our effective tax rate is as follows:

	2010	2009	2008

Computed at federal statutory rate	35.0%	35.0%	35.0%
State income taxes, net of federal tax benefit	3.2	3.2	3.3
Benefit of jobs tax credits	(1.8)	(0.7)	(2.5)
Benefit of cash surrender value	(2.3)	-	(0.1)
Others, net	(0.3)	0.2	1.6

	33.8%	37.7%	37.3%

JACK IN THE BOX INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The tax effects of temporary differences that give rise to significant portions of deferred tax assets and deferred tax liabilities at each year-end are presented below (in thousands):

	2010	2009

Deferred tax assets:
Accrued pension and postretirement benefits	$57,817	$58,256
Accrued insurance	13,603	12,676
Leasing transactions	11,290	13,304
Accrued vacation pay expense	8,528	11,835
Deferred income	2,436	2,660
Other reserves and allowances	33,893	21,955
Tax loss and tax credit carryforwards	4,087	3,924
Share-based compensation	16,708	12,172
Other, net	4,515	3,922

Total gross deferred tax assets	152,877	140,704
Valuation allowance	(4,087)	(3,924)

Total net deferred tax assets	148,790	136,780
Deferred tax liabilities:
Property and equipment, principally due to differences in depreciation	(38,250)	(51,734)
Intangible assets	(23,394)	(22,737)

Total gross deferred tax liabilities	(61,644)	(74,471)

Net deferred tax assets	$87,146	$62,309

Deferred tax assets at October 3, 2010 include state net operating loss carryforwards of approximately $63.5 million expiring at various times between 2011 and 2028. At October 3, 2010 and September 27, 2009, we recorded a valuation allowance related to state net operating losses of $4.1 million for October 3, 2010 and $3.9 million for September 27, 2009. The current year change in the valuation allowance of $0.2 million relates to net operating losses. We believe that it is more likely than not that these loss carryforwards will not be realized and that the remaining deferred tax assets will be realized through future taxable income or alternative tax strategies.

At September 27, 2009, our gross unrecognized tax benefits associated with uncertain income tax positions were $0.6 million, which if recognized, would favorably affect the effective income tax rate. As of October 3, 2010, the gross unrecognized tax benefits remain unchanged. A reconciliation of the beginning and ending amount of unrecognized tax benefits follows (in thousands):

	2010	2009

Balance beginning of year	$608	$4,172
Increases to tax positions recorded during current years	200	195
Reductions to tax positions due to settlements with taxing authorities	(179)	(3,759)

Balance at end of year	$629	$608

From time to time, we may take positions for filing our tax returns which may differ from the treatment of the same item for financial reporting purposes. The ultimate outcome of these items will not be known until the IRS has completed its examination or until the statute of limitations has expired.

It is reasonably possible that changes of approximately $0.4 million to the gross unrecognized tax benefits will be required within the next twelve months. These changes relate to the possible settlement of state tax audits.

The major jurisdictions in which the Company files income tax returns include the United States and states in which we operate that impose an income tax. The federal statutes of limitations have not expired for tax years 2007 and forward. The statutes of limitations for California and Texas, which constitute the Company’s major

JACK IN THE BOX INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

state tax jurisdictions, have not expired for tax years 2000 and 2006, respectively, and forward. Generally, the statutes of limitations for the other state jurisdictions have not expired for tax years 2007 and forward.

11.	RETIREMENT PLANS

We sponsor programs that provide retirement benefits to most of our employees. These programs include defined contribution plans, defined benefit pension plans and postretirement healthcare plans.

Defined contribution plans — We maintain savings plans pursuant to Section 401(k) of the Internal Revenue Code, which allow administrative and clerical employees who have satisfied the service requirements and reached age 21 to defer a percentage of their pay on a pre-tax basis. We match 50% of the first 4% of compensation deferred by the participant. Our contributions under these plans were $1.5 million, $1.9 million and $2.0 million in 2010, 2009 and 2008, respectively. We also maintain an unfunded, non-qualified deferred compensation plan for key executives and other members of management who are excluded from participation in the qualified savings plan. This plan allows participants to defer up to 50% of their salary and 100% of their bonus, on a pre-tax basis. We match 100% of the first 3% contributed by the participant. Effective January 1, 2007, our supplemental executive retirement plan (“SERP”) was closed to new participants. To compensate executives no longer eligible to participate in the SERP, we also contribute a supplemental amount equal to 4% of an eligible employee’s salary and bonus for a period of ten years in such eligible position. Our contributions under the non-qualified deferred compensation plan were $1.2 million, $1.1 million and $1.3 million in 2010, 2009 and 2008, respectively. In each plan, a participant’s right to Company contributions vests at a rate of 25% per year of service.

Defined benefit pension plans — We sponsor a defined benefit pension plan (“qualified plan”) covering substantially all full-time employees. In September 2010, the Board of Directors approved changes to our qualified plan whereby participants will no longer accrue benefits effective December 31, 2015 and the plan will be closed to new participants effective January 1, 2011. This change was accounted for as a plan “curtailment” in accordance with the authoritative guidance issued by the FASB. As a result of the curtailment, our qualified plan benefit obligation decreased by approximately $16.5 million representing the effect of estimated future pay increases which cease to be a part of the benefit obligation as of December 31, 2015. The curtailment impact to net earnings in fiscal 2010 was immaterial. We also sponsor an unfunded supplemental executive retirement plan (“non-qualified plan”) which provides certain employees additional pension benefits and has been closed to new participants since January 1, 2007. In connection with the curtailment of the qualified plan, our non-qualified plan benefit obligation increased $0.2 million in 2010. Benefits under both plans are based on the employees’ years of service and compensation over defined periods of employment.

Postretirement healthcare plans — We also sponsor healthcare plans that provide postretirement medical benefits to certain employees who meet minimum age and service requirements. The plans are contributory, with retiree contributions adjusted annually, and contain other cost-sharing features such as deductibles and coinsurance.

Obligations and funded status — The following table provides a reconciliation of the changes in benefit obligations, plan assets and funded status of our retirement plans as of October 3, 2010 and September 27, 2009. In fiscal 2009, we adopted the measurement date provisions of the FASB guidance for retirement

JACK IN THE BOX INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

benefits, which require the measurement date to be consistent with our fiscal year end. Previously, we used a June 30 measurement date. (in thousands):

	Qualified Pension Plans		Non-Qualified Pension Plan		Postretirement Health Plans
	2010	2009	2010	2009	2010	2009

Change in benefit obligation:
Obligation at beginning of year	$290,469	$212,027	$49,445	$40,634	$23,828	$16,979
Service cost	11,726	9,045	829	641	106	99
Interest cost	17,704	15,334	3,003	2,907	1,435	1,199
Participant contributions	-	-	-	-	142	138
Actuarial loss	26,594	55,779	3,053	7,717	4,677	6,185
Benefits paid	(8,061)	(7,810)	(3,001)	(3,341)	(2,369)	(1,097)
Elimination of early measurement date	-	6,094	-	887	-	325
Plan amendment	-	-	176	-	-	-
Net gain arising due to curtailment	(16,491)	-	-	-	-	-

Obligation at end of year	$321,941	$290,469	$53,505	$49,445	$27,819	$23,828

Change in plan assets:
Fair value at beginning of year	$231,584	$228,772	$-	$-	$-	$-
Actual return on plan assets	27,296	(11,878)	-	-	-	-
Participant contributions	-	-	-	-	142	138
Employer contributions	20,000	22,500	3,001	3,341	2,227	959
Benefits paid	(8,061)	(7,810)	(3,001)	(3,341)	(2,369)	(1,097)

Fair value at end of year	$270,819	$231,584	$-	$-	$-	$-

Funded status at end of year	$(51,122)	$(58,885)	$(53,505)	$(49,445)	$(27,819)	$(23,828)

Amounts recognized on the balance sheet:
Current liabilities	$-	$-	$(3,184)	$(2,827)	$(1,193)	$(1,053)
Noncurrent liabilities	(51,122)	(58,885)	(50,321)	(46,618)	(26,626)	(22,775)

Total liability recognized	$(51,122)	$(58,885)	$(53,505)	$(49,445)	$(27,819)	$(23,828)

Amounts in AOCI not yet reflected in net periodic benefit cost:
Unamortized actuarial loss, net	$101,447	$110,895	$16,316	$14,452	$6,381	$1,768
Unamortized prior service cost	-	180	2,538	2,827	31	216

Total	$101,447	$111,075	$18,854	$17,279	$6,412	$1,984

Other changes in plan assets and benefit obligations recognized in OCI:
Net actuarial loss	$17,012	$89,513	$3,053	$7,717	$4,677	$6,185
Amortization of actuarial gain (loss)	(9,969)	(55)	(1,189)	(396)	(64)	964
Amortization of prior service cost	(124)	(124)	(465)	(707)	(184)	(185)
Prior service cost due to curtailment	(56)	-	176	-	-	-
Net gain arising due to curtailment	(16,491)	-	-	-	-	-

Total recognized in OCI	(9,628)	89,334	1,575	6,614	4,429	6,964
Net periodic benefit cost and other losses	21,865	7,073	5,486	4,651	1,789	519

Total recognized in comprehensive income	$12,237	$96,407	$7,061	$11,265	$6,218	$7,483

Amounts in AOCI expected to be amortized in fiscal 2011 net periodic benefit cost:
Net actuarial loss	$8,518		$1,305		$202
Prior service cost	-		488		31

Total	$8,518		$1,793		$233

JACK IN THE BOX INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Additional year-end pension plan information — The pension benefit obligation (“PBO”) is the actuarial present value of benefits attributable to employee service rendered to date, including the effects of estimated future pay increases. The accumulated benefit obligation (“ABO”) also reflects the actuarial present value of benefits attributable to employee service rendered to date but does not include the effects of estimated future pay increases. Therefore, the ABO as compared to plan assets is an indication of the assets currently available to fund vested and nonvested benefits accrued through the end of the fiscal year. The funded status is measured as the difference between the fair value of a plan’s assets and its PBO.

As of October 3, 2010 and September 27, 2009, the qualified plan’s ABO exceeded the fair value of its plan assets. The non-qualified plan is an unfunded plan and, as such, had no plan assets as of October 3, 2010 and September 27, 2009. The following sets forth the PBO, ABO and fair value of plan assets of our pension plans as of the measurement date in each year (in thousands):

	2010	2009

Qualified plan:
Projected benefit obligation	$321,941	$290,469
Accumulated benefit obligation	302,982	254,470
Fair value of plan assets	270,819	231,584

Non-qualified plan:
Projected benefit obligation	$53,505	$49,445
Accumulated benefit obligation	53,282	46,875
Fair value of plan assets	-	-

Net periodic benefit cost — The components of the fiscal year net periodic benefit cost were as follows (in thousands):

	2010	2009	2008

Qualified defined pension plan:
Service cost	$11,726	$9,045	$10,427
Interest cost	17,704	15,334	14,539
Expected return on plan assets	(17,714)	(17,485)	(17,010)
Actuarial loss	9,969	55	971
Amortization of unrecognized prior service cost	124	124	124
Prior service cost due to curtailment	56	-	-

Net periodic benefit cost	$21,865	$7,073	$9,051

Non-qualified pension plan:
Service cost	$829	$641	$802
Interest cost	3,003	2,907	2,552
Actuarial loss	1,189	396	533
Amortization of unrecognized prior service cost	465	707	733

Net periodic benefit cost	$5,486	$4,651	$4,620

Postretirement health plans:
Service cost	$106	$99	$222
Interest cost	1,435	1,199	1,176
Actuarial loss (gain)	64	(964)	(821)
Amortization of unrecognized prior service cost	184	185	185

Net periodic benefit cost	$1,789	$519	$762

Assumptions — We determine our actuarial assumptions on an annual basis. In determining the present values of our benefit obligations and net periodic benefit costs as of and for the fiscal years ended October 3, 2010,

JACK IN THE BOX INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 27, 2009 and September 28, 2008, respectively, we used the following weighted-average assumptions:

	2010	2009	2008

Assumptions used to determine benefit obligations (1):
Qualified pension plan:
Discount rate	5.82%	6.16%	7.30%
Rate of future pay increases	3.50	3.50	3.50
Non-qualified pension plan:
Discount rate	5.82%	6.16%	7.30%
Rate of future pay increases	3.50	5.00	5.00
Postretirement health plans:
Discount rate	5.82%	6.16%	7.30%
Assumptions used to determine net periodic benefit cost (2):
Qualified pension plans:
Discount rate	6.16%	7.30%	6.50%
Long-term rate of return on assets	7.75	7.75	7.75
Rate of future pay increases	3.50	3.50	3.50
Non-qualified pension plan:
Discount rate	6.16%	7.30%	6.50%
Rate of future pay increases	5.00	5.00	5.00
Postretirement health plans:
Discount rate	6.16%	7.30%	6.50%

(1)	Determined as of end of year.
(2)	Determined as of beginning of year.

The assumed discount rate was determined by considering the average of pension yield curves constructed of a population of high-quality bonds with a Moody’s or Standard and Poor’s rating of “AA” or better whose cash flow from coupons and maturities match the year-by year projected benefit payments from the plans. Since benefit payments typically extend beyond the date of the longest maturing bond, cash flows beyond 30 years were discounted back to the 30th year and then matched like any other payment.

The assumed expected long-term rate of return on assets is the weighted average rate of earnings expected on the funds invested or to be invested to provide for the pension obligations. The long-term rate of return on assets was determined taking into consideration our projected asset allocation and economic forecasts prepared with the assistance of our actuarial consultants.

The assumed discount rate and expected long-term rate of return on assets have a significant effect on amounts reported for our pension and postretirement plans. A quarter percentage point decrease in the discount rate and long-term rate of return used would decrease earnings before income taxes by $2.7 million and $0.7 million, respectively.

The assumed average rate of compensation increase is the average annual compensation increase expected over the remaining employment periods for the participating employees.

For measurement purposes, the weighted-average assumed health care cost trend rates for our postretirement health plans were as follows for each fiscal year:

	2010	2009

Health care cost trend rate for next year:
Participants under age 65	7.75%	8.00%
Participants age 65 or older	7.25%	7.50%
Rate to which the cost trend rate is assumed to decline	4.50%	5.00%
Year the rate reaches the ultimate trend rate	2028	2021

JACK IN THE BOX INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The assumed health care cost trend rate represents our estimate of the annual rates of change in the costs of the health care benefits currently provided by our postretirement plans. The health care cost trend rate implicitly considers estimates of health care inflation, changes in health care utilization and delivery patterns, technological advances and changes in the health status of the plan participants. The health care cost trend rate assumption has a significant effect on the amounts reported. For example, a 1.0% change in the assumed health care cost trend rate would have the following effect (in thousands):

	1% Point	1% Point
	Increase	Decrease

Total interest and service cost	$211	$(178)
Postretirement benefit obligation	$3,727	$(3,155)

Plan assets — Our investment philosophy is to (1) protect the corpus of the fund; (2) establish investment objectives that will allow the market value to exceed the present value of the vested and unvested liabilities over time; while (3) obtaining adequate investment returns to protect benefits promised to the participants and their beneficiaries. Our asset allocation strategy utilizes multiple investment managers in order to maximize the plan’s return while minimizing risk. We regularly monitor our asset allocation, and senior financial management and the Finance Committee of the Board of Directors review performance results at least semi-annually. Our plan asset allocation at the end of 2010 and target allocations are as follows:

	Percentage of
	Plan Assets	Asset Allocation
	2010	Target	Minimum	Maximum

Large cap equity	26%	25%	15%	35%
Small cap equity	15%	15%	5%	25%
International equity	17%	15%	5%	25%
Core fixed funds	27%	25%	15%	35%
Real return bonds	6%	5%	0%	10%
Alternative investments	6%	5%	0%	10%
Real estate	3%	10%	0%	10%

	100%	100%

JACK IN THE BOX INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The fair values of the qualified plan’s assets at October 3, 2010 by asset category are as follows (in thousands):

			Fair Value Measurements
			Quoted Prices	Significant
			in Active	Other	Significant
			Markets for	Observable	Unobservable
			Identical	Inputs	Inputs
	Total		(Level 1)	(Level 2)	(Level 3)

Asset Category:
Cash and cash equivalents	(1)	$5,311	$5,311	$-	$-
Equity:
U.S.	(2)	74,240	74,240	-	-
Commingled	(3)	82,065	82,065	-	-
Fixed income:
Asset-backed securities	(4)	4,679	-	4,679	-
Corporate bonds	(5)	44,557	36,123	8,365	69
Non-government-backed C.M.O.’s	(6)	5,778	-	5,778	-
Government and mortgage securities	(7)	31,136	16,075	15,061	-
Other	(8)	15,945	15,945	-	-
Interest rate swaps	(9)	54	-	54	-
Real estate	(10)	7,054	-	-	7,054

		$270,819	$229,759	$33,937	$7,123

(1)	Cash and cash equivalents are comprised of commercial paper, short-term bills and notes, and short-term investment funds, which are valued at unadjusted quoted market prices.

(2)	U.S. equity securities are comprised of investments in common stock of U.S. and non-U.S. companies for total return purposes. These investments are valued by the trustee at closing prices from national exchanges on the valuation date.

(3)	Commingled equity securities are comprised of investments in mutual funds, the fair value of which is determined by reference to the fund’s underlying assets, which are primarily marketable equity securities that are traded on national exchanges and valued at unadjusted quoted market prices.

(4)	Asset-backed securities are comprised of collateralized obligations and mortgage-backed securities, which are valued by the trustee using observable, market-based inputs.

(5)	Corporate bonds are comprised of mutual funds traded on national securities exchanges, valued at unadjusted quoted market prices, as well as securities traded in markets that are not considered active, which are valued based on quoted market prices, broker/dealer quotations, or alternative pricing sources with reasonable levels of price transparency. Securities that trade infrequently and therefore have little or no price transparency are valued using the investment manager’s best estimate.

(6)	Non-government backed securities are comprised of collateralized obligations and mortgage-back securities, which the trustee values using observable, market-based inputs.

(7)	Government and mortgage securities are comprised of government and municipal bonds, including treasury bills, notes and index linked bonds which are valued using an unadjusted quoted price in an active market or observable, market-based inputs.

(8)	Other fixed income securities are comprised of other commingled funds invested in registered securities which are valued at the unadjusted quoted price in an active market or exchange.

(9)	Interest rate swaps are derivative instruments used to reduce exposure to the impact of changing interest rates and are valued using observable, market-based inputs.

(10)	Real estate is investments in a real estate investment trust for purposes of total return. These investments are valued at unit values provided by the investment managers and their consultants.

JACK IN THE BOX INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table presents the changes in Level 3 investments for the qualified plan (in thousands):

	Fair Value Measurements Using
	Significant Unobservable Inputs (Level 3)
	Corporate	Commercial	Non-Government
	Bonds	Mortgage-Backed	Backed C.M.O.’s	Real Estate	Total

Beginning balance at September 27, 2009	$96	$542	$192	$6,872	$7,702
Actual return on plan assets:
Relating to assets still held at the reporting date	13	104	24	331	472
Relating to assets sold during the period	-	7	-	(40)	(33)
Purchases, sales, and settlements	-	(242)	(21)	(109)	(372)
Transfers in and/or out of Level 3	(40)	(411)	(195)	-	(646)

Ending balance at October 3, 2010	$69	$-	$-	$7,054	7,123

Future cash flows — Our policy is to fund our plans at or above the minimum required by law. Contributions expected to be paid in the next fiscal year and the projected benefit payments for each of the next five fiscal years and the total aggregate amount for the subsequent five fiscal years are as follows (in thousands):

	Defined
	Benefit	Postretirement
	Pension	Health Plans

Estimated net contributions during fiscal 2011	$13,184	$1,193
Estimated future year benefit payments during fiscal years:
2011	$9,802	$1,193
2012	10,187	1,249
2013	10,639	1,305
2014	11,207	1,384
2015	11,889	1,443
2016-2020	79,280	8,893

We will continue to evaluate contributions to our defined benefit plans based on changes in pension assets as a result of asset performance in the current market and economic environment. Expected benefit payments are based on the same assumptions used to measure our benefit obligation at October 3, 2010 and include estimated future employee service.

12.	SHARE-BASED EMPLOYEE COMPENSATION

Stock incentive plans — We offer share-based compensation plans to attract, retain and motivate key officers, employees and non-employee directors to work toward the financial success of the Company.

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

Our Amended and Restated 2004 Stock Incentive Plan authorizes the issuance of up to 7,900,000 common shares in connection with the granting of stock options, stock appreciation rights, restricted stock purchase rights, restricted stock bonuses, restricted stock units or performance units to key employees and directors. As of October 3, 2010, 1,965,176 shares of common stock were available for future issuance under this plan.

There are four other plans under which we can no longer issue awards, although awards outstanding under these plans may still vest and be exercised: the 1992 Employee Stock Incentive Plan, the 1993 Stock Option Plan, the 2002 Stock Incentive Plan and the Non-Employee Director Stock Option Plan.

JACK IN THE BOX INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

We also maintain a deferred compensation plan for non-management directors under which those who are eligible to receive fees or retainers may choose to defer receipt of their compensation. The deferred amounts are converted to stock equivalents. The plan requires settlement in shares of our common stock based on the number of stock equivalents at the time of a participant’s separation from the Board of Directors. This plan provides for the issuance of up to 350,000 shares of common stock in connection with the crediting of stock equivalents. As of October 3, 2010, 263,424 shares of common stock were available for future issuance under this plan.

In February 2006, the stockholders of the Company approved an employee stock purchase plan (“ESPP”) for all eligible employees to purchase shares of common stock at 95% of the fair market value on the date of purchase. Employees may authorize us to withhold up to 15% of their base compensation during any offering period, subject to certain limitations. A maximum of 200,000 shares of common stock may be issued under the plan. As of October 3, 2010, 143,072 shares of common stock were available for future issuance under this plan.

Compensation expense — The components of share-based compensation expense recognized in each year are as follows (in thousands):

	2010	2009	2008

Stock options	$7,234	$8,952	$7,880
Performance-vested stock awards	1,145	(1,429)	1,381
Nonvested stock awards	923	704	1,034
Nonvested stock units	1,024	830	-
Deferred compensation for directors	279	284	271

Total share-based compensation expense	$10,605	$9,341	$10,566

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

The following is a summary of stock option activity for fiscal 2010:

			Weighted
		Weighted	Average	Aggregate
		Average	Remaining	Intrinsic
		Exercise	Contractual	Value (in
	Shares	Price	Term (Years)	thousands)

Options outstanding at September 27, 2009	4,788,326	$21.31
Granted	550,000	19.26
Exercised	(407,452)	12.73
Forfeited	(33,417)	22.16
Expired	(12,511)	13.05

Options outstanding at October 3, 2010	4,884,946	$21.81	4.47	$25,606

Options exercisable at October 3, 2010	4,068,523	$21.95	4.22	$21,483

Options exercisable and expected to vest at October 3, 2010	4,853,860	$21.83	4.45	$25,411

JACK IN THE BOX INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

We use a binomial-based model to determine the fair value of options granted. Valuation models require the input of highly subjective assumptions, including the expected volatility of the stock price. The following weighted-average assumptions were used for stock option grants in each year:

	2010	2009	2008

Risk-free interest rate	1.97%	3.01%	2.85%
Expected dividends yield	0.00%	0.00%	0.00%
Expected stock price volatility	38.65%	45.62%	45.74%
Expected life of options (in years)	4.46	5.23	4.38

In 2010, 2009 and 2008, the risk-free interest rate was determined by a yield curve of risk-free rates based on published U.S. Treasury spot rates in effect at the time of grant and has a term equal to the expected life of the related options.

The dividend yield assumption is based on the Company’s history and expectations of dividend payouts.

The expected stock price volatility in all years represents an average of the implied volatility and the Company’s historical volatility.

The expected life of the options represents the period of time the options are expected to be outstanding and is based on historical trends.

The weighted-average grant-date fair value of options granted was $6.54, $10.27 and $9.82 in 2010, 2009 and 2008, respectively. The intrinsic value of stock options is defined as the difference between the current market value and the grant price. The total intrinsic value of stock options exercised was $4.0 million, $4.4 million and $12.5 million in 2010, 2009 and 2008, respectively.

As of October 3, 2010, there was approximately $4.1 million of total unrecognized compensation cost related to stock options granted under our stock incentive plans. That cost is expected to be recognized over a weighted-average period of 1.72 years.

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

The following is a summary of performance-vested stock award activity for fiscal 2010:

		Weighted-
		Average Grant
		Date Fair
	Shares	Value

Performance-vested stock awards outstanding at September 27, 2009	323,975	$15.53
Granted	225,440	19.19
Issued	(47,545)	15.56
Canceled	(161,560)	15.56
Forfeited	(46,008)	16.40

Performance-vested stock awards outstanding at October 3, 2010	294,302	$18.18

Vested and subject to release at October 3, 2010	40,017	$15.32

As of October 3, 2010, there was approximately $1.8 million of total unrecognized compensation cost related to performance-vested stock awards. That cost is expected to be recognized over a weighted-average period of 1.8 years. The weighted-average grant date fair value of awards granted was $19.19, $15.56 and $15.56 in 2010, 2009 and 2008, respectively. The total fair value of awards that vested during 2010, 2009 and 2008 was

JACK IN THE BOX INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

$0.6 million, $0.7 million and $0.9 million, respectively. In 2010, 2009 and 2008, the total grant date fair value of shares issued was $0.7 million, $1.0 million and $2.0 million, respectively.

Nonvested stock awards — We generally issued nonvested stock awards (“RSAs”) to certain executives under our share ownership guidelines. Effective February 2008, we no longer issue these awards which have been replaced by grants of nonvested stock units. Our RSAs vest, subject to the discretion of our Board of Directors in certain circumstances, upon retirement or termination based upon years of service or ratably over a three-year period for non-ownership grants as provided in the award agreements. These awards are amortized to compensation expense over the estimated vesting period based upon the fair value of our common stock on the award date.

The following is a summary of RSA activity for fiscal 2010:

		Weighted-
		Average Grant
		Date Fair
	Shares	Value

Nonvested stock awards outstanding at September 27, 2009	426,285	$15.04
Released	(31,168)	17.75

Nonvested stock awards outstanding at October 3, 2010	395,117	$14.82

Vested at October 3, 2010	104,645	$12.19

As of October 3, 2010, there was approximately $2.7 million of total unrecognized compensation cost related to RSAs, which is expected to be recognized over a weighted-average period of 5.4 years. During 2008, we granted 64,545 shares of RSAs with a grant date fair value of $26.35. No shares of RSAs were granted in 2010 or 2009. The total fair value of RSAs that vested was $0.2 million during 2010 and 2009 and $0.4 million during 2008. In 2010, 2009 and 2008, the total grant date fair value of shares released was $0.6 million, $1.3 million and $0.04 million, respectively.

Nonvested stock units — In February 2009, the Board of Directors approved the issuance of a new type of stock award, nonvested stock units (“RSUs”). RSUs replace RSAs previously issued to certain executives under our share ownership guidelines and annual option grants previously granted to our non-management directors. Our RSUs vest, subject to the discretion of our Board of Directors in certain circumstances, upon retirement or termination based upon years of service. No such units were vested as of October 3, 2010. These awards are amortized to compensation expense over the estimated vesting period based upon the fair value of our common stock on the award date.

The following is a summary of RSU activity for fiscal 2010:

		Weighted-
		Average Grant
		Date Fair
	Shares	Value

Nonvested stock units outstanding at September 27, 2009	61,854	$21.46
Granted	96,949	21.05
Released	(5,000)	20.07

Nonvested stock units outstanding at October 3, 2010	153,803	$21.25

As of October 3, 2010, there was approximately $1.5 million of total unrecognized compensation cost related to RSUs, which is expected to be recognized over a weighted-average period of 7.0 years. During 2009, we granted 61,854 shares of RSUs with a grant date fair value of $21.46. The total fair value of RSUs that vested and were released during 2010 was $0.1 million. No such awards vested or were released in 2009.

Non-management directors’ deferred compensation — All awards outstanding under our directors’ deferred compensation plan are accounted for as equity-based awards and deferred amounts are converted into stock

JACK IN THE BOX INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

equivalents at the then-current market price of our common stock. During fiscal 2009 and 2008, 59,949 and 26,627 shares of common stock were issued in connection with director retirements having a grant date fair value of $1.6 million and $0.4 million, respectively. No deferrals were settled in 2010.

The following is a summary of the stock equivalent activity for fiscal 2010:

		Weighted-
		Average Grant
	Stock	Date Fair
	Equivalents	Value

Stock equivalents outstanding at September 27, 2009	162,404	$14.16
Deferred directors’ compensation	7,914	20.85

Stock equivalents outstanding at October 3, 2010	170,318	$14.47

Employee stock purchase plan — In fiscal 2010, 2009 and 2008, 14,565, 15,548 and 15,567 shares, respectively, were purchased through the ESPP at an average price of $19.32, $19.99 and $25.65, respectively.

13.	STOCKHOLDERS’ EQUITY

Preferred stock — We have 15,000,000 shares of preferred stock authorized for issuance at a par value of $0.01 per share. No preferred shares have been issued.

Repurchases of common stock — In November 2007, the Board of Directors approved a program to repurchase up to $200.0 million in shares of our common stock over three years expiring November 9, 2010. During 2010, we repurchased approximately 4.9 million shares at an aggregate cost of $97.0 million. As of October 3, 2010, the aggregate remaining amount authorized for repurchase was $3.0 million. In November 2010, the Board of Directors approved a new program to repurchase, within the next year, up to $100.0 million in shares of our common stock.

Comprehensive income — Our total comprehensive income, net of taxes, was as follows (in thousands):

	2010	2009	2008

Net earnings	$70,210	$118,408	$119,279
Cash flow hedges:
Net change in fair value of derivatives	(837)	(6,147)	(5,223)
Amount of net loss reclassified to earnings during the year	4,719	6,189	2,013

Total cash flow hedges	3,882	42	(3,210)
Tax effect	(1,481)	(21)	1,226

	2,401	21	(1,984)
Unrecognized periodic benefit costs
Effect of unrecognized net actuarial gains (losses) and prior service cost	3,625	(102,912)	11,907
Tax effect	(1,371)	39,254	(4,628)

	2,254	(63,658)	7,279

Total comprehensive income	$74,865	$54,771	$124,574

JACK IN THE BOX INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The components of accumulated other comprehensive loss, net of taxes, were as follows as of October 3, 2010 and September 27, 2009 (in thousands):

	2010	2009

Unrecognized periodic benefit costs, net of tax benefits of $48,379 and $49,750, respectively	$(78,334)	$(80,588)
Net unrealized losses related to cash flow hedges, net of tax benefits of $280 and $1,761, respectively	(453)	(2,854)

Accumulated other comprehensive loss	$(78,787)	$(83,442)

14.	AVERAGE SHARES OUTSTANDING

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

The following table reconciles basic weighted-average shares outstanding to diluted weighted-average shares outstanding (in thousands):

	2010	2009	2008

Weighted-average shares outstanding – basic	55,070	56,795	58,249
Effect of potentially dilutive securities:
Stock options	512	619	879
Nonvested stock awards and units	182	169	248
Performance-vested stock awards	79	150	69

Weighted-average shares outstanding – diluted	55,843	57,733	59,445

Excluded from diluted weighted-average shares outstanding:
Antidilutive	3,266	2,763	1,611
Performance conditions not satisfied at the end of the period	160	179	261

15.	COMMITMENTS, CONTINGENCIES AND LEGAL MATTERS

Commitments — We are principally liable for lease obligations on various properties subleased to third parties. We are also obligated under a lease guarantee agreement associated with a Chi-Chi’s restaurant property. Due to the bankruptcy of the Chi-Chi’s restaurant chain in 2003, previously owned by us, we are obligated to perform in accordance with the terms of a guarantee agreement, as well as three other lease agreements, which expire during the second quarter of fiscal 2011. During fiscal 2003, we established an accrual for these lease obligations and do not anticipate incurring any additional charges in future years related to the Chi-Chi’s bankruptcy.

As of October 3, 2010, we had unconditional purchase obligations of $740.8 million, which primarily includes contracts for goods related to restaurant operations.

Legal matters — We are subject to normal and routine litigation. In the opinion of management, based in part on the advice of legal counsel, the ultimate liability from all pending legal proceedings, asserted legal claims and known potential legal claims should not materially affect our operating results, financial position or liquidity.

JACK IN THE BOX INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

16.	SEGMENT REPORTING

Reflecting the information currently being used in managing the Company as a two-branded restaurant operations business, our segments comprise results related to system restaurant operations for our Jack in the Box and Qdoba brands. This segment reporting structure reflects the Company’s current management structure, internal reporting method and financial information used in deciding how to allocate Company resources. Based upon certain quantitative thresholds, both operating segments are considered reportable segments.

We measure and evaluate our segments based on segment earnings from operations. Summarized financial information concerning our reportable segments is shown in the following table (in thousands):

	2010	2009	2008

Revenues by Segment:
Jack in the Box restaurant operations segment	$1,731,130	$2,025,755	$2,146,596
Qdoba restaurant operations segment	168,424	143,206	117,740
Distribution operations	397,977	302,135	275,225

Consolidated revenues	$2,297,531	$2,471,096	$2,539,561

Earnings from Operations by Segment:
Jack in the Box restaurant operations segment	$111,983	$218,740	$202,054
Qdoba restaurant operations segment	11,580	10,690	11,481
Distribution operations	(1,653)	1,838	2,353

Consolidated earnings from operations	$121,910	$231,268	$215,888

Total Expenditures for Long-Lived Assets by Segment:
Jack in the Box restaurant operations segment	$80,855	$133,353	$161,803
Qdoba restaurant operations segment	13,572	19,189	15,241
Distribution operations	1,183	958	1,561

Consolidated expenditures for long-lived assets (from continuing operations)	$95,610	$153,500	$178,605

Interest income and expense, income taxes and total assets are not reported for our segments, in accordance with our method of internal reporting.

17.	SUPPLEMENTAL CONSOLIDATED CASH FLOW INFORMATION

Additional information related to cash flows is as follows (in thousands):

	2010	2009	2008

Cash paid during the year for:
Interest, net of amounts capitalized	$17,719	$23,008	$25,732
Income tax payments	$80,719	$79,392	$68,454

JACK IN THE BOX INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

18.	SUPPLEMENTAL CONSOLIDATED FINANCIAL STATEMENT INFORMATION (in thousands)

	Oct. 3,	Sept. 27,
	2010	2009

Accounts and other receivables, net:
Trade	$48,006	$38,820
Notes receivable	29,949	4,533
Other	4,386	6,142
Allowances for doubtful accounts	(1,191)	(459)

	$81,150	$49,036

Other assets, net:
Company-owned life insurance policies	$76,296	$68,234
Deferred rent receivable	19,664	14,407
Other	55,144	32,653

	$151,104	$115,294

Accrued liabilities:
Payroll and related taxes	$31,259	$59,900
Sales and property taxes	21,141	20,603
Insurance	37,655	37,505
Advertising	15,686	21,242
Gift card liability	3,171	3,684
Deferred franchise fees	2,541	2,190
Other	56,733	60,976

	$168,186	$206,100

Other long-term liabilities:
Pension	$101,443	$105,503
Straight-line rent accrual	52,661	52,506
Deferred franchise fees	1,532	1,741
Other	94,804	74,440

	$250,440	$234,190

Notes receivable as of October 3, 2010 consists primarily of temporary financing provided to franchisees to facilitate the closing of certain refranchising transactions.

19.	UNAUDITED QUARTERLY RESULTS OF OPERATIONS (in thousands, except per share data)

	16 Weeks			13 Weeks
	Ended	12 Weeks Ended		Ended
Fiscal Year 2010	Jan. 17, 2010	Apr. 11, 2010	July 4, 2010	Oct. 3, 2010

Revenues	$681,318	$529,706	$523,294	$563,213
Earnings from operations	43,730	31,150	41,848	5,182
Net earnings	24,247	17,680	24,242	4,041
Net earnings per share:
Basic	$0.43	$0.32	$0.44	$0.08
Diluted	$0.43	$0.32	$0.44	$0.07

JACK IN THE BOX INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	16 Weeks
	Ended	12 Weeks Ended
Fiscal Year 2009	Jan. 18, 2009	Apr. 12, 2009	July 5, 2009	Sept. 27, 2009

Revenues	$776,673	$578,411	$575,722	$540,290
Earnings from operations	54,376	53,110	57,119	66,663
Net earnings	28,397	29,861	19,558	40,592
Net earnings per share:
Basic	$0.50	$0.53	$0.34	$0.71
Diluted	$0.49	$0.52	$0.34	$0.70

The results of operations for the quarter ending October 3, 2010 includes a charge related to the closure of 40 Jack in the Box restaurants of $18.5 million, net of taxes, or $0.34 per basic and diluted share. Refer to Note 9, Impairment, Disposal of Property and Equipment, and Restaurants Closing Costs, for additional information.

The results of operations for the quarter ending July 5, 2009 includes a charge of $14.1 million, net of taxes, or $0.25 and $0.24 per basic and diluted share, respectively, related to the sale of our Quick Stuff convenience stores. Refer to Note 2, Discontinued Operations, for additional information.

20.	FUTURE APPLICATION OF ACCOUNTING PRINCIPLES

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