Form 10-K/A
period 2010-10-03
JACK IN THE BOX INC /NEW/
filed 2011-01-04
CIK 807882

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K/A
Amendment No. 1

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
Yes ☑ No ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 and Regulations S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).
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

ITEM 2. PROPERTIES
ITEM 6. SELECTED FINANCIAL DATA
SIGNATURES
EX-31.1
EX-31.2
EX-32.1
EX-32.2

Amendment No. 1 to the Annual Report on Form 10-K
For the Year Ended October 3, 2010
EXPLANATORY NOTE
Jack in the Box Inc. is filing this amendment to Form 10-K for the fiscal year ended October 3, 2010, as filed with the Securities and Exchange Commission on November 24, 2010 (the “Original Filing”). The purpose of the filing of this Amendment is solely to (1) correct the total number of company-owned and company-leased restaurant buildings noted in a table within Item 2. Properties and (2) correct the 2006 and 2007 selling, general and administrative expense rates noted in the table under Item 6. Selected Financial Data.
Except as described above, no other changes have been made to the Original Filing and this Form 10K/A does not amend, update or change the financial statements or any other items or disclosures in the Original Filing.
In addition, we have filed the following exhibits herewith:

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

ITEM 2. PROPERTIES
     The following table sets forth information regarding our Jack in the Box and Qdoba restaurant properties as of October 3, 2010:

	Company-
	Operated	Franchised	Total
Company-owned restaurant buildings:
On company-owned land	101	131	232
On leased land	312	330	642

Subtotal	413	461	874
Company-leased restaurant buildings on leased land	731	637	1,368
Franchise directly-owned or directly-leased restaurant buildings	—	489	489

Total restaurant buildings	1,144	1,587	2,731

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

	Number of Restaurants
		Land and
	Ground	Building
Fiscal Year	Leases	Leases
2011 - 2015	157	377
2016 - 2020	176	580
2021 - 2025	176	306
2026 and later	133	105
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

	Fiscal Year
	2010	2009	2008	2007	2006
		(in thousands, except per share data)
Statements of Earnings Data:
Total revenues	$2,297,531	$2,471,096	$2,539,561	$2,513,431	$2,381,244
Total operating costs and expenses	2,230,609	2,318,470	2,390,022	2,334,526	2,244,383
Gains on the sale of company-operated restaurants, net	(54,988)	(78,642)	(66,349)	(38,091)	(40,464)

Total operating costs and expenses, net	2,175,621	2,239,828	2,323,673	2,296,435	2,203,919

Earnings from operations	121,910	231,268	215,888	216,996	177,325

Interest expense, net	15,894	20,767	27,428	23,335	12,056
Income taxes	35,806	79,455	70,251	68,982	58,845

Earnings from continuing operations	$70,210	$131,046	$118,209	$124,679	$106,424

Earnings per Share and Share Data:
Earnings per share from continuing operations:
Basic	$1.27	$2.31	$2.03	$1.91	$1.52
Diluted	$1.26	$2.27	$1.99	$1.85	$1.48
Weighted-average shares outstanding — Diluted (1)	55,843	57,733	59,445	67,263	71,834
Market price at year-end	$21.47	$20.07	$22.06	$32.42	$26.09
Other Operating Data:
Jack in the Box restaurants:
Company-operated average unit volume (3)	$1,297	$1,420	$1,439	$1,430	$1,358
Change in company-operated same-store sales (4)	(8.6)%	(1.2)%	0.2%	6.1%	4.8%
Change in franchise-operated same-store sales (4)	(7.8)%	(1.3)%	0.1%	5.3%	3.5%
Change in system same-store sales (4)	(8.2)%	(1.3)%	0.2%	5.8%	4.5%
Qdoba restaurants:
System average unit volume (3)	$923	$905	$946	$953	$933
Change in system same-store sales (4)	2.8%	(2.3)%	1.6%	4.6%	5.9%
SG&A rate	10.6%	10.5%	10.4%	10.8%	11.8%
Capital expenditures related to continuing operations	$95,610	$153,500	$178,605	$148,508	$135,022
Balance Sheet Data (at end of period):
Total assets	$1,407,092	$1,455,910	$1,498,418	$1,374,690	$1,513,499
Long-term debt	352,630	357,270	516,250	427,516	254,231
Stockholders’ equity (2)	520,463	524,489	457,111	409,585	706,633

(1)	Weighted-average shares reflect the impact of common stock repurchases under Board-approved programs.

(2)	Fiscal 2007 includes a reduction in stockholders’ equity of $363.4 million related to shares repurchased and retired during the year.

(3)	2010 average unit volume is adjusted to exclude the 53rd week for the purpose of comparison to prior years.

(4)	Same-store sales, sales growth and average unit volume presented on a system-wide basis include company and franchise restaurants. Franchise sales represent sales at all franchise restaurants and are revenues to our franchisees. We do not record franchise sales as revenues; however, our royalty revenues are calculated based on a percentage of franchise sales. We believe franchise and system sales growth information is useful to investors as a significant indicator of the overall strength of our business as it incorporates our significant revenue drivers which are company and franchise same-store sales as well as net unit development. Company, franchise and system same-store sales growth includes the results of all restaurants that have been open more than one year.

SIGNATURES
     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

JACK IN THE BOX INC.
By:	/S/ JERRY P. REBEL
Jerry P. Rebel
Executive Vice President and Chief Financial Officer (principal financial officer) (Duly Authorized Signatory) Date: January 4, 2011