Form 10-Q
period 2011-01-23
JACK IN THE BOX INC /NEW/
filed 2011-02-24
CIK 807882

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended January 23, 2011
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
Yes ☐ No ☑
As of the close of business February 17, 2011, 50,764,646 shares of the registrant’s common stock were outstanding.

JACK IN THE BOX INC. AND SUBSIDIARIES
INDEX

		Page
PART I — FINANCIAL INFORMATION

Item 1.	Condensed Consolidated Financial Statements (Unaudited):

	Condensed Consolidated Balance Sheets	3

	Condensed Consolidated Statements of Earnings	4

	Condensed Consolidated Statements of Cash Flows	5

	Notes to Condensed Consolidated Financial Statements	6

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	14

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	24

Item 4.	Controls and Procedures	25

PART II — OTHER INFORMATION

Item 1.	Legal Proceedings	25

Item 1A.	Risk Factors	25

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	26

Item 6.	Exhibits	27

	Signature	28
EX-10.15.A
EX-31.1
EX-31.2
EX-32.1
EX-32.2
EX-101 INSTANCE DOCUMENT
EX-101 SCHEMA DOCUMENT
EX-101 CALCULATION LINKBASE DOCUMENT
EX-101 LABELS LINKBASE DOCUMENT
EX-101 PRESENTATION LINKBASE DOCUMENT

PART I. FINANCIAL INFORMATION

ITEM 1.	CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JACK IN THE BOX INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Dollars in thousands, except per share data)
(Unaudited)

	January 23,	October 3,
	2011	2010

ASSETS
Current assets:
Cash and cash equivalents	$16,530	$10,607
Accounts and other receivables, net	57,796	81,150
Inventories	39,226	37,391
Prepaid expenses	13,399	33,563
Deferred income taxes	46,185	46,185
Assets held for sale	53,018	59,897
Other current assets	3,405	6,129

Total current assets	229,559	274,922

Property and equipment, at cost	1,541,152	1,562,729
Less accumulated depreciation and amortization	(676,674)	(684,690)

Property and equipment, net	864,478	878,039
Other assets, net	273,189	254,131

	$1,367,226	$1,407,092

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current maturities of long-term debt	$16,224	$13,781
Accounts payable	68,365	101,216
Accrued liabilities	160,958	168,186

Total current liabilities	245,547	283,183

Long-term debt, net of current maturities	356,953	352,630
Other long-term liabilities	253,575	250,440
Deferred income taxes	182	376
Stockholders’ equity:
Preferred stock $0.01 par value, 15,000,000 shares authorized, none issued	—	—
Common stock $0.01 par value, 175,000,000 shares authorized, 74,683,623 and 74,461,632 issued, respectively	747	745
Capital in excess of par value	192,753	187,544
Retained earnings	1,014,821	982,420
Accumulated other comprehensive loss, net	(75,893)	(78,787)
Treasury stock, at cost, 23,991,498 and 21,640,400 shares, respectively	(621,459)	(571,459)

Total stockholders’ equity	510,969	520,463

	$1,367,226	$1,407,092

See accompanying notes to condensed consolidated financial statements.

JACK IN THE BOX INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS
(In thousands, except per share data)
(Unaudited)

	Sixteen Weeks Ended
	January 23,	January 17,
	2011	2010

Revenues:
Company restaurant sales	$436,910	$512,094
Distribution sales	146,687	104,618
Franchise revenues	81,121	64,606

	664,718	681,318

Operating costs and expenses, net:
Company restaurant costs:
Food and packaging	141,855	162,327
Payroll and employee benefits	134,516	156,352
Occupancy and other	105,409	120,153

Total company restaurant costs	381,780	438,832
Distribution costs	147,341	105,369
Franchise costs	38,352	29,410
Selling, general and administrative expenses	66,885	70,677
Impairment and other charges, net	3,596	2,679
Gains on the sale of company-operated restaurants	(27,872)	(9,380)

	610,082	637,587

Earnings from operations	54,636	43,731

Interest expense, net	4,611	5,435

Earnings before income taxes	50,025	38,296

Income taxes	17,624	14,048

Net earnings	$32,401	$24,248

Net earnings per share:
Basic	$0.62	$0.43
Diluted	$0.61	$0.43

Weighted-average shares outstanding:
Basic	52,077	56,273
Diluted	52,883	57,017
See accompanying notes to condensed consolidated financial statements.

JACK IN THE BOX INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in thousands)
(Unaudited)

	Sixteen Weeks Ended
	January 23,	January 17,
	2011	2010

Cash flows from operating activities:
Net earnings	$32,401	$24,248
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	29,582	31,129
Deferred finance cost amortization	743	465
Deferred income taxes	(9,892)	(1,762)
Share-based compensation expense	2,666	2,805
Pension and postretirement expense	7,337	8,949
Gains on cash surrender value of company-owned life insurance	(5,461)	(3,935)
Gains on the sale of company-operated restaurants	(27,872)	(9,380)
Losses on the disposition of property and equipment, net	2,796	1,182
Impairment charges	289	608
Changes in assets and liabilities, excluding dispositions:
Accounts and other receivables	(42)	(49)
Inventories	(1,835)	(2,548)
Prepaid expenses and other current assets	23,592	(5,289)
Accounts payable	(2,977)	92
Pension and postretirement contributions	(1,623)	(5,289)
Other	(3,899)	(32,303)

Cash flows provided by operating activities	45,805	8,923

Cash flows from investing activities:
Purchases of property and equipment	(46,887)	(28,716)
Proceeds from the sale of company-operated restaurants	44,083	11,575
Proceeds from assets held for sale and leaseback, net	4,668	3,356
Collections on notes receivable	18,929	4,333
Other	2	(256)

Cash flows provided by (used in) investing activities	20,795	(9,708)

Cash flows from financing activities:
Borrowings on revolving credit facility	231,000	104,000
Repayments of borrowings on revolving credit facility	(221,000)	(87,000)
Principal repayments on debt	(2,922)	(24,705)
Debt issuance costs	(375)	—
Proceeds from issuance of common stock	2,143	701
Repurchase of common stock	(50,000)	(40,000)
Excess tax benefits from share-based compensation arrangements	263	181
Change in book overdraft	(19,786)	7,114

Cash flows used in financing activities	(60,677)	(39,709)

Net increase (decrease) in cash and cash equivalents	5,923	(40,494)
Cash and cash equivalents at beginning of period	10,607	53,002

Cash and cash equivalents at end of period	$16,530	$12,508

See accompanying notes to condensed consolidated financial statements.

JACK IN THE BOX INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
1.	BASIS OF PRESENTATION
Nature of operations — Founded in 1951, Jack in the Box Inc. (the “Company”) operates and franchises Jack in the Box® quick-service restaurants and Qdoba Mexican Grill® (“Qdoba”) fast-casual restaurants in 45 states. The following summarizes the number of restaurants:

	Sixteen Weeks Ended
	January 23,	January 17,
	2011	2010
Jack in the Box:
Company-operated	873	1,176
Franchised	1,340	1,052

Total system	2,213	2,228

Qdoba:
Company-operated	194	159
Franchised	348	348

Total system	542	507

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

These financial statements should be read in conjunction with the consolidated financial statements and related notes contained in our Annual Report on Form 10-K for the fiscal year ended October 3, 2010. The accounting policies used in preparing these condensed consolidated financial statements are the same as those described in our Form 10-K, with the exception of new accounting pronouncements adopted in fiscal 2011.

Principles of consolidation — The condensed consolidated financial statements include the accounts of the Company, its wholly-owned subsidiaries and the accounts of any variable interest entities where we are deemed the primary beneficiary. All significant intercompany transactions are eliminated. For information related to the variable interest entity included in our consolidated financial statements, refer to Note 11, Variable Interest Entities.

Reclassifications and adjustments — Certain prior year amounts in the condensed consolidated financial statements have been reclassified to conform to the fiscal 2011 presentation. At the end of 2010, we separated impairment and other charges, net from selling, general and administrative expenses in our consolidated statements of earnings. We believe the additional detail provided is useful when analyzing our results of operations.

Fiscal year — Our fiscal year is 52 or 53 weeks ending the Sunday closest to September 30. Fiscal year 2011 includes 52 weeks while 2010 includes 53 weeks. Our first quarter includes 16 weeks and all other quarters include 12 weeks, with the exception of the fourth quarter of fiscal 2010, which includes 13 weeks. All comparisons between 2011 and 2010 refer to the 16-week (“quarter”) periods ended January 23, 2011 and January 17, 2010, respectively, unless otherwise indicated.

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

New accounting pronouncement adopted — In June 2009, the Financial Accounting Standards Board (“FASB”) issued authoritative guidance for consolidation, which changes the approach for determining which enterprise has a controlling financial interest in a variable interest entity and requires more frequent reassessments of whether an enterprise is a primary beneficiary. The adoption of the provisions of this guidance in fiscal 2011 did not have a material impact on our consolidated financial statements.

JACK IN THE BOX INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
2.	INITIAL FRANCHISE FEES AND REFRANCHISINGS
The following is a summary of initial franchise fees received and gains recognized on the sale of restaurants to franchisees (dollars in thousands):

	Sixteen Weeks Ended
	January 23,	January 17,
	2011	2010

Number of restaurants sold to franchisees	88	23
Number of new restaurants opened by franchisees	17	12

Initial franchise fees received	$4,239	$1,413

Cash proceeds from the sale of company-operated restaurants	$44,083	$11,575
Notes receivable	—	2,730

Total proceeds	44,083	14,305
Net assets sold (primarily property and equipment)	(15,352)	(4,637)
Goodwill related to the sale of company-operated restaurants	(859)	(288)

Gains on the sale of company-operated restaurants	$27,872	$9,380

3.	FAIR VALUE MEASUREMENTS
Financial assets and liabilities — The following table presents the financial assets and liabilities measured at fair value on a recurring basis as of January 23, 2011 (in thousands):

		Fair Value Measurements
		Quoted Prices in	Significant
		Active Markets	Other	Significant
		for Identical	Observable	Unobservable
		Assets	Inputs	Inputs
	Total	(Level 1)	(Level 2)	(Level 3)

Interest rate swaps (Note 4) (1)	$704	$—	$704	$—
Non-qualified deferred compensation plan (2)	(36,879)	(36,879)	—	—

Total assets (liabilities) at fair value	$(36,175)	$(36,879)	$704	$—

(1)	We entered into interest rate swaps to reduce our exposure to rising interest rates on our variable debt. The fair value of our interest rate swaps is based upon valuation models as reported by our counterparties.

(2)	We maintain an unfunded defined contribution plan for key executives and other members of management excluded from participation in our qualified savings plan. The fair value of this obligation is based on the closing market prices of the participants’ elected investments.
The fair values of each of our long-term debt instruments are based on quoted market values, where available, or on the amount of future cash flows associated with each instrument, discounted using our current borrowing rate for similar debt instruments of comparable maturity. The estimated fair values of our term loan and capital lease obligations approximated their carrying values as of January 23, 2011.

Non-financial assets and liabilities — The Company’s non-financial instruments, which primarily consist of property and equipment, goodwill and intangible assets, are reported at carrying value and are not required to be measured at fair value on a recurring basis. However, on a periodic basis or whenever events or changes in circumstances indicate that their carrying value may not be recoverable (at least annually for goodwill and semi-annually for property and equipment), non-financial instruments are assessed for impairment and, if applicable, written down to fair value. In connection with our semi-annual property and equipment impairment review during the quarter, no material fair value adjustments were required.
4.	DERIVATIVE INSTRUMENTS
Objectives and strategies — We are exposed to interest rate volatility with regard to our variable rate debt. To reduce our exposure to rising interest rates, in August 2010, we entered into two interest rate swap agreements that will effectively convert $100.0 million of our variable rate term loan borrowings to a fixed-rate basis beginning September 2011 through September 2014. Previously, we held two interest rate swaps that effectively converted

JACK IN THE BOX INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
$200.0 million of our variable rate term loan borrowings to a fixed-rate basis from March 2007 to April 1, 2010. These agreements have been designated as cash flow hedges under the terms of the FASB authoritative guidance for derivatives and hedging, and to the extent that they are effective in offsetting the variability of the hedged cash flows, changes in the derivatives’ fair value are not included in earnings but are included in other comprehensive income.

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

Financial position — The following derivative instruments were outstanding as of the end of each period (in thousands):

	January 23, 2011		October 3, 2010
	Balance		Balance
	Sheet	Fair	Sheet	Fair
	Location	Value	Location	Value

Derivatives designated hedging instruments:
Interest rate swaps (Note 3)	Other current assets	$704	Accrued liabilities	$(733)

Total derivatives		$704		$(733)

Financial performance — The following is a summary of the gains or losses recognized on our derivative instruments (in thousands):

	Amount of Gain/(Loss)
	Recognized in OCI
	Sixteen Weeks Ended
	January 23,	January 17,
	2011	2010

Derivatives in cash flow hedging relationship:
Interest rate swaps (Note 9)	$1,437	$(102)

		Amount of Loss Recognized in Income
	Location of	Sixteen Weeks Ended
	Loss	January 23,	January 17,
	in Income	2011	2010
Derivatives not designated hedging instruments:
Natural gas contracts	Occupancy and other	$—	$(59)

A loss of approximately $2.8 million was reclassified from accumulated other comprehensive loss to interest expense during the quarter ended January 17, 2010. This amount represents payments made to the counterparty for the effective portions of the interest rate swaps that were recognized in accumulated other comprehensive loss and reclassified into earnings as an increase to interest expense. During 2011 and 2010, our interest rate swaps had no hedge ineffectiveness and, in 2011, no gains or losses were reclassified into net earnings.
5.	IMPAIRMENT, DISPOSAL OF PROPERTY AND EQUIPMENT, AND RESTAURANT CLOSING COSTS
Impairment — When events and circumstances indicate that our long-lived assets might be impaired and their carrying amount is greater than the undiscounted cash flows we expect to generate from such assets, we recognize an impairment loss as the amount by which the carrying value exceeds the fair value of the assets. We typically estimate fair value based on the estimated discounted cash flows of the related asset using marketplace participant assumptions. Impairment charges were not material in either period and primarily relate to certain excess property and restaurants we have closed and, in 2010, the write-down of one underperforming Jack in the Box restaurant.

Disposal of property and equipment — We also recognize accelerated depreciation and other costs on the disposition of property and equipment. When we decide to dispose of a long-lived asset, depreciable lives are

JACK IN THE BOX INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
adjusted based on the estimated disposal date, and accelerated depreciation is recorded. Other disposal costs primarily relate to charges from our ongoing re-image program and normal capital maintenance activities.

The following impairment and disposal costs are included in impairment and other charges, net in the accompanying condensed consolidated statements of earnings (in thousands):

	Sixteen Weeks Ended
	January 23,	January 17,
	2011	2010

Impairment charges	$289	$608
Losses on the disposition of property and equipment, net	$2,796	$1,182
Restaurant closing costs consist of future lease commitments, net of anticipated sublease rentals and expected ancillary costs, and are included in impairment and other charges, net. Total accrued restaurant closing costs, included in accrued liabilities and other long-term liabilities, changed as follows (in thousands):

	Sixteen Weeks Ended
	January 23,	January 17,
	2011	2010

Balance at beginning of period	$25,020	$4,234
Additions and adjustments	805	420
Cash payments	(1,887)	(296)

Balance at end of period	$23,938	$4,358

Additions and adjustments primarily relate to revisions to sublease and cost assumptions and, in 2010, the closure of one Jack in the Box restaurant.
6.	INCOME TAXES
The income tax provisions reflect year-to-date effective tax rates of 35.2% in 2011 and 36.7% in 2010. The final annual tax rate cannot be determined until the end of the fiscal year; therefore, the actual 2011 rate could differ from our current estimates.

At October 3, 2010, our gross unrecognized tax benefits associated with uncertain income tax positions were $0.6 million, which if recognized would favorably affect the effective income tax rate. As of January 23, 2011, the gross unrecognized tax benefits remain unchanged.

It is reasonably possible that changes of approximately $0.6 million to the gross unrecognized tax benefits will be required within the next twelve months. These changes relate to the possible settlement of state tax audits.

The major jurisdictions in which the Company files income tax returns include the United States and states in which we operate that impose an income tax. The federal statutes of limitations have not expired for tax years 2006 and forward. The statutes of limitations for California and Texas, which constitute the Company’s major state tax jurisdictions, have not expired for tax years 2000 and 2006, respectively, and forward. Generally, the statutes of limitations for the other state jurisdictions have not expired for tax years 2006 and forward.
7.	RETIREMENT PLANS
Defined benefit pension plans — We sponsor a defined benefit pension plan covering substantially all full-time employees. In September 2010, the Board of Directors approved changes to this plan whereby participants will no longer accrue benefits effective December 31, 2015, and the plan was closed to new participants effective January 1, 2011. This change was accounted for as a plan “curtailment” in accordance with the authoritative guidance issued by the FASB. We also sponsor an unfunded supplemental executive retirement plan which provides certain employees additional pension benefits and which was closed to new participants effective January 1, 2007. Benefits under both plans are based on the employees’ years of service and compensation over defined periods of employment.
Postretirement healthcare plans — We also sponsor healthcare plans that provide postretirement medical benefits to certain employees who meet minimum age and service requirements. The plans are contributory, with retiree contributions adjusted annually, and contain other cost-sharing features such as deductibles and coinsurance.

JACK IN THE BOX INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
Net periodic benefit cost — The components of net periodic benefit cost were as follows in each period (in thousands):

	Sixteen Weeks Ended
	January 23,	January 17,
	2011	2010

Defined benefit pension plans:
Service cost	$3,319	$3,863
Interest cost	6,640	6,372
Expected return on plan assets	(6,379)	(5,451)
Actuarial loss	3,023	3,433
Amortization of unrecognized prior service cost	150	181

Net periodic benefit cost	$6,753	$8,398

Postretirement health plans:
Service cost	$24	$33
Interest cost	488	442
Actuarial loss	62	57
Amortization of unrecognized prior service cost	10	19

Net periodic benefit cost	$584	$551

Future cash flows — Our policy is to fund our plans at or above the minimum required by law. Details regarding 2011 contributions are as follows (in thousands):

	Defined
	Benefit	Postretirement
	Pension Plans	Healthcare Plans

Net year-to-date contributions	$1,040	$583
Remaining estimated net contributions during fiscal 2011	$12,000	$600
We will continue to evaluate contributions to our defined benefit plans based on changes in pension assets as a result of asset performance in the current market and economic environment.
8.	SHARE-BASED EMPLOYEE COMPENSATION
We offer share-based compensation plans to attract, retain and motivate key officers, employees and non-employee directors to work toward the financial success of the Company. During the quarter ended January 23, 2011, we granted the following share-based compensation awards in connection with our annual award grant in November:

		Weighted-
		Average
		Grant Date
	Shares	Fair Value

Stock options	444,890	$8.25
Performance-vested stock awards	220,343	$21.74
Nonvested stock units	61,162	$20.05
The components of share-based compensation expense recognized in each period are as follows (in thousands):

	Sixteen Weeks Ended
	January 23,	January 17,
	2011	2010

Stock options	$1,512	$2,076
Performance-vested stock awards	738	371
Nonvested stock awards	186	203
Nonvested stock units	230	64
Deferred compensation for directors	—	91

Total share-based compensation expense	$2,666	$2,805

JACK IN THE BOX INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
9.	STOCKHOLDERS’ EQUITY
Preferred stock — We have 15,000,000 shares of preferred stock authorized for issuance at a par value of $0.01 per share. No preferred shares have been issued.

Repurchases of common stock — In November 2010, the Board of Directors approved a program to repurchase, within the next year, up to $100.0 million in shares of our common stock. During 2011, we repurchased approximately 2.35 million shares at an aggregate cost of $50.0 million. As of January 23, 2011, the aggregate remaining amount authorized for repurchase was $50.0 million.

Comprehensive income — Our total comprehensive income, net of taxes, was as follows (in thousands):

	Sixteen Weeks Ended
	January 23,	January 17,
	2011	2010

Net earnings	$32,401	$24,248
Cash flow hedges:
Net change in fair value of derivatives	1,437	(102)
Amount of net loss reclassified to earnings	—	2,848

Total cash flow hedges	1,437	2,746
Tax effect	(549)	(1,048)

	888	1,698
Unrecognized periodic benefit costs:
Amount of actuarial losses and prior service cost reclassified to earnings	3,245	3,690
Tax effect	(1,239)	(1,409)

	2,006	2,281

Total comprehensive income	$35,295	$28,227

The components of accumulated other comprehensive loss, net of taxes, were as follows at the end of each period (in thousands):

	January 23,	October 3,
	2011	2010

Unrecognized periodic benefit costs, net of tax benefits of $47,140 and $48,379, respectively	$(76,328)	$(78,334)
Net unrealized gains (losses) related to cash flow hedges, net of tax effects of ($269) and $280, respectively	435	(453)

Accumulated other comprehensive loss	$(75,893)	$(78,787)

10.	AVERAGE SHARES OUTSTANDING
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

The following table reconciles basic weighted-average shares outstanding to diluted weighted-average shares outstanding (in thousands):

	Sixteen Weeks Ended
	January 23,	January 17,
	2011	2010

Weighted-average shares outstanding — basic	52,077	56,273
Effect of potentially dilutive securities:
Stock options	466	497
Nonvested stock awards and units	204	167
Performance-vested stock awards	136	80

Weighted-average shares outstanding — diluted	52,883	57,017

Excluded from diluted weighted-average shares outstanding:
Antidilutive	3,389	2,994
Performance conditions not satisfied at the end of the period	369	252

JACK IN THE BOX INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
11.	VARIABLE INTEREST ENTITIES
During the quarter ended January 23, 2011, we formed an entity, Jack in the Box Franchise Finance, LLC (the “Financing Entity”), for the purpose of operating a franchisee lending program which will provide up to $100.0 million to assist franchisees in re-imaging their restaurants. We are the sole equity investor in the Financing Entity. The $100.0 million lending program is comprised of a $20.0 million commitment from Jack in the Box in the form of a capital note and an $80.0 million Senior Secured Revolving Securitization Facility (“The Facility”) entered into with a third party. The Facility is a 12-month revolving loan and security agreement bearing a variable interest rate. As of January 23, 2011, we have contributed $5.0 million to the Financing Entity and will make additional contributions of $5.0 – $15.0 million during the remainder of fiscal 2011.

We have determined that the Financing Entity is a variable interest entity (“VIE”) and that the Company is its primary beneficiary. The primary beneficiary of a VIE is an enterprise that has a controlling financial interest in the VIE which exists when an enterprise has both the power to direct the activities that most significantly impact the VIE’s economic performance and the obligation to absorb losses or the right to receive benefits of the VIE that could potentially be significant to the VIE. We considered a variety of factors in identifying the primary beneficiary of the Financing Entity including, but not limited to, who holds the power to direct matters that most significantly impact the VIE’s economic performance such as determining the underwriting standards and credit management policies, as well as what party has the obligation to absorb the losses of the VIE. Based on these considerations, we have determined that the Company is the primary beneficiary and as such have reflected the entity in the accompanying consolidated financial statements.

The consolidation of the VIE did not have a material effect on the Company’s consolidated financial statements as of and for the period ended January 23, 2011. The assets of the VIE consolidated by the Company, consisting of $4.6 million of cash, included in cash and cash equivalents, and $1.0 million of deferred financing fees, included in other assets, net, do not represent additional assets available to satisfy claims against the Company’s general assets. Likewise, the $0.2 million of VIE liabilities consolidated by the Company do not represent additional claims on the Company’s general assets; rather they represent claims against the specific assets of the VIE. The Company’s maximum exposure to loss is equal to its outstanding contributions which are expected to range from $10.0 – $20.0 million, and represents estimated losses that would be incurred should all franchisees default on their loans, without any consideration of recovery. To offset the credit risk associated with the Company’s variable interest in the VIE, the Company holds a security interest in the assets of the VIE subordinate and junior to all other obligations of the VIE.
12.	LEGAL MATTERS
The Company is subject to normal and routine litigation. We have reserves for certain of these legal proceedings; however, the outcomes of such proceedings are subject to inherent uncertainties. Based on current information, including our reserves and insurance coverage, management believes that the ultimate liability from all pending legal proceedings, individually and in the aggregate, will not have an adverse effect on the Company’s operating results, financial position or liquidity.
13.	SEGMENT REPORTING
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

JACK IN THE BOX INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
We measure and evaluate our segments based on segment earnings from operations. Summarized financial information concerning our reportable segments is shown in the following table (in thousands):

	Sixteen Weeks Ended
	January 23,	January 17,
	2011	2010

Revenues by segment:
Jack in the Box restaurant operations segment	$462,331	$531,249
Qdoba restaurant operations segment	55,700	45,451
Distribution operations	146,687	104,618

Consolidated revenues	$664,718	$681,318

Earnings from operations by segment:
Jack in the Box restaurant operations segment	$54,202	$41,934
Qdoba restaurant operations segment	1,089	2,515
Distribution operations	(655)	(718)

Consolidated earnings from operations	$54,636	$43,731

Interest income and expense, income taxes and total assets are not reported for our segments, in accordance with our method of internal reporting.
14.	SUPPLEMENTAL CONSOLIDATED CASH FLOW INFORMATION
Additional information related to cash flows is as follows (in thousands):

	Sixteen Weeks Ended
	January 23,	January 17,
	2011	2010

Cash paid during the year for:
Interest, net of amounts capitalized	$3,471	$8,044
Income tax payments	$8,384	$22,939
15.	SUPPLEMENTAL CONSOLIDATED BALANCE SHEET INFORMATION (in thousands)

	January 23,	October 3,
	2011	2010

Other assets, net:
Goodwill	$84,182	$85,041
Company-owned life insurance policies	81,757	76,296
Other	107,250	92,794

	$273,189	$254,131

16.	SUBSEQUENT EVENT
On February 14, 2011, we acquired 20 Qdoba restaurants from a franchisee for approximately $21 million, consistent with our strategy to opportunistically acquire franchise markets where we believe there is continued opportunity for development as a company market.
17.	FUTURE APPLICATION OF ACCOUNTING PRINCIPLES
Any accounting standards that have been issued by the FASB or other standards-setting bodies that do not require adoption until a future date are not expected to have a material impact on our consolidated financial statements upon adoption.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
GENERAL
     All comparisons between 2011 and 2010 refer to the 16-week (“quarter”) periods ended January 23, 2011 and January 17, 2010, respectively, unless otherwise indicated.
     For an understanding of the significant factors that influenced our performance during the quarterly periods ended January 23, 2011 and January 17, 2010, our Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) should be read in conjunction with the Condensed Consolidated Financial Statements and related Notes included in this Quarterly Report and our Annual Report on Form 10-K for the fiscal year ended October 3, 2010.
     Our MD&A consists of the following sections:
•	Overview — a general description of our business, the quick-service dining segment of the restaurant industry and fiscal 2011 highlights.

•	Financial reporting — a discussion of changes in presentation.

•	Results of operations — an analysis of our consolidated statements of earnings for the periods presented in our condensed consolidated financial statements.

•	Liquidity and capital resources — an analysis of our cash flows including capital expenditures, aggregate contractual obligations, share repurchase activity, known trends that may impact liquidity and the impact of inflation.

•	Discussion of critical accounting estimates — a discussion of accounting policies that require critical judgments and estimates.

•	New accounting pronouncements — a discussion of new accounting pronouncements, dates of implementation and impact on our consolidated financial position or results of operations, if any.

•	Cautionary statements regarding forward-looking statements — a discussion of the forward-looking statements used by management.
OVERVIEW
     As of January 23, 2011, we operated and franchised 2,213 Jack in the Box quick-service restaurants (“QSR”), primarily in the western and southern United States, and 542 Qdoba Mexican Grill (“Qdoba”) fast-casual restaurants throughout the United States.
     Our primary source of revenue is from retail sales at Jack in the Box and Qdoba company-operated restaurants. We also derive revenue from Jack in the Box and Qdoba franchise restaurants, including royalties (based upon a percent of sales), rents, franchise fees and distribution sales of food and packaging commodities. In addition, we recognize gains from the sale of company-operated restaurants to franchisees, which are presented as a reduction of operating costs and expenses, net in the accompanying condensed consolidated statements of earnings.
     The following summarizes the most significant events occurring in fiscal 2011 and certain trends compared to a year ago:
•	Restaurant Sales. System sales at Jack in the Box restaurants open more than one year (“same-store sales”) increased 1.1% in the quarter compared with an 11.2% decrease a year ago. System same-store sales at Qdoba restaurants increased 6.4% in the quarter compared with a 1.7% decrease a year ago.

•	Commodity Costs. Pressures from higher commodity costs continue to impact our business. Overall commodity costs at our Jack in the Box restaurants increased approximately 2.3% in the quarter compared to a year ago. We expect our overall commodity costs to increase approximately 3-4% in fiscal 2011.

•	New Unit Development. We continued to grow our brands with the opening of new company-operated and franchise restaurants. During the quarter system-wide, we opened 8 Jack in the Box locations, including several in our newer markets, and 20 Qdoba locations.

•	Franchising Program. We refranchised 88 Jack in the Box restaurants, while Qdoba and Jack in the Box franchisees opened a total of 17 restaurants during the quarter. We remain on track to achieve our goal to increase the percentage of franchise ownership in the Jack in the Box system to 70-80% by the end of fiscal year 2013, and we were more than 60% franchised at the end of the first quarter.

•	Share Repurchases. Pursuant to a share repurchase program authorized by our Board of Directors, we repurchased approximately 2.35 million shares of our common stock at an average price of $21.27 per share during the quarter, including the cost of brokerage fees.

•	Franchise Financing Entity. We formed an entity, Jack in the Box Franchise Finance, LLC, for the purpose of operating a franchisee lending program used primarily to assist franchisees in reimaging their restaurants. The impact of this entity on the Company’s consolidated financial statements as of and for the period ended January 23, 2011 was not material.
FINANCIAL REPORTING
     At the end of fiscal 2010, we separated impairment and other charges, net from selling, general and administrative expenses in our consolidated statements of earnings. Prior year amounts have been reclassified to conform to this new presentation.
RESULTS OF OPERATIONS
     The following table presents certain income and expense items included in our condensed consolidated statements of earnings as a percentage of total revenues, unless otherwise indicated. Percentages may not add due to rounding.

	Sixteen Weeks Ended
	January 23,	January 17,
	2011	2010

Statement of Earnings Data:
Revenues:
Company restaurant sales	65.7%	75.2%
Distribution sales	22.1%	15.3%
Franchise revenues	12.2%	9.5%

	100.0%	100.0%

Operating costs and expenses, net:
Company restaurant costs:
Food and packaging (1)	32.5%	31.7%
Payroll and employee benefits (1)	30.8%	30.5%
Occupancy and other (1)	24.1%	23.5%

Total company restaurant costs (1)	87.4%	85.7%

Distribution costs (1)	100.4%	100.7%
Franchise costs (1)	47.3%	45.5%
Selling, general and administrative expenses	10.1%	10.4%
Impairment and other charges, net	0.5%	0.4%
Gains on the sale of company-operated restaurants	(4.2%)	(1.4%)
Earnings from operations	8.2%	6.4%
Income tax rate (2)	35.2%	36.7%

(1)	As a percentage of the related sales and/or revenues.

(2)	As a percentage of earnings before income taxes.

     The following table summarizes the changes in the number of Jack in the Box and Qdoba company-operated and franchise restaurants:

	January 23, 2011			January 17, 2010
	Company	Franchise	Total	Company	Franchise	Total

Jack in the Box:
Beginning of period	956	1,250	2,206	1,190	1,022	2,212
New	5	3	8	9	8	17
Refranchised	(88)	88	—	(23)	23	—
Closed	—	(1)	(1)	—	(1)	(1)

End of period	873	1,340	2,213	1,176	1,052	2,228

% of system	39%	61%	100%	53%	47%	100%
Qdoba:
Beginning of period	188	337	525	157	353	510
New	6	14	20	2	4	6
Closed	—	(3)	(3)	—	(9)	(9)

End of period	194	348	542	159	348	507

% of system	36%	64%	100%	31%	69%	100%
Consolidated:

Total system	1,067	1,688	2,755	1,335	1,400	2,735

% of system	39%	61%	100%	49%	51%	100%
Revenues
     As we execute our refranchising strategy, which includes the sale of restaurants to franchisees, we expect the number of company-operated restaurants and the related sales to continually decrease while revenues from franchise restaurants increase. As such, company restaurant sales decreased $75.2 million, or 14.7%, in the quarter, reflecting the decline in the number of Jack in the Box restaurants. This decrease was partially offset by increases in same-store sales at Jack in the Box and Qdoba restaurants and an increase in the number of Qdoba company-operated restaurants. The following table represents the approximate impact of these increases (decreases) on restaurant sales (in thousands):

Reduction in the average number of Jack in the Box company-operated restaurants	$(107,900)
Jack in the Box per-store average (“PSA”) sales increase	23,200
Qdoba	9,500

Total decrease in restaurant sales	$(75,200)

     Same-store sales at Jack in the Box company-operated restaurants grew 1.5% in the quarter, due primarily to a 1.1% increase in transactions. Our average check grew 0.4%, reflecting price increases of approximately 1.2%. California remained our strongest performing market.
     Distribution sales to Jack in the Box and Qdoba franchisees grew $42.1 million from a year ago, primarily reflecting an increase in the number of Jack in the Box franchise restaurants serviced by our distribution centers, which contributed additional sales of approximately $36.2 million, and higher commodity prices.

     Franchise revenues increased $16.5 million, or 25.6%, in the quarter due primarily to a 17.2% increase in the average number of Jack in the Box franchise restaurants, which contributed additional royalties and rents of approximately $13.8 million. Also, an increase in the number of restaurants sold to franchisees in the quarter resulted in higher revenues from initial franchise fees. The following table reflects the detail of our franchise revenues in each period and other information we believe is useful in analyzing the change in franchise revenues (in thousands):

	Sixteen Weeks Ended
	January 23,	January 17,
	2011	2010

Royalties	$31,225	$26,034
Rents	46,083	36,856
Re-image contributions to franchisees	(1,280)	(555)
Franchise fees and other	5,093	2,271

Franchise revenues	$81,121	$64,606

Increase (decrease) in Jack in the Box franchise-operated same-store sales	0.9%	(11.3%)

Royalties as a percentage of estimated franchise restaurant sales:
Jack in the Box	5.3%	5.3%
Qdoba	5.0%	5.0%
Operating Costs and Expenses
     Food and packaging costs increased to 32.5% of company restaurant sales from 31.7% a year ago. Our overall commodity costs increased approximately 2.3%, driven by higher costs for beef, cheese, pork, dairy and shortening, partially offset by lower costs for poultry, bakery and produce. Additionally, the unfavorable impact of product mix and promotions was offset by selling price increases.
     Payroll and employee benefit costs were 30.8% of company restaurant sales in the quarter, compared to 30.5% in 2010, reflecting higher levels of staffing designed to improve the guest experience. Also, an increase in workers’ compensation and other insurance costs negatively impacted these costs by approximately 10 basis points as compared to last year.
     Occupancy and other costs were 24.1% of company restaurant sales in the quarter compared with 23.5% last year. The higher percentage in 2011 primarily relates to higher rent expense as a percentage of sales resulting from a greater proportion of company-operated Qdoba restaurants compared with last year. The increase also includes additional costs relating to guest service initiatives, an increase in repairs and maintenance and higher credit card fees reflecting an increase in usage, which were partially offset by lower utilities expense.
     Distribution costs increased to $147.3 million in the quarter from $105.4 million last year, primarily reflecting an increase in the related sales. These costs decreased to 100.4% of distribution sales in the quarter compared with 100.7% a year ago due primarily to leverage from higher PSA sales at Jack in the Box and Qdoba franchise restaurants.
     Franchise costs, principally rents and depreciation on properties leased to Jack in the Box franchisees, increased $8.9 million in the quarter to 47.3% of the related revenues from 45.5% a year ago. The percentage increase is primarily due to higher depreciation and rent expense as a greater proportion of properties are leased to franchisees and higher re-image incentive payments, which were partially offset by leverage from higher franchise fee revenue.

     The following table presents the change in selling, general and administrative (“SG&A”) expenses compared with the prior year (in thousands):

Increase/
(Decrease)

Advertising	$(2,513)
Refranchising strategy	(4,345)
Incentive compensation	2,066
Cash surrender value of COLI policies, net	(1,014)
Pension and postretirement benefits	(1,612)
Qdoba general and administrative	1,414
Hurricane Ike insurance proceeds in 2010	1,004
Other	1,208

$(3,792)

     Our refranchising strategy has resulted in a decrease in the number of company-operated restaurants and the related overhead expenses to manage and support those restaurants. As such, our Jack in the Box advertising costs, which are primarily contributions to our marketing fund determined as a percentage of restaurant sales, decreased and were partially offset by higher advertising expense for Qdoba due to timing. The increase in our incentive compensation accruals in 2011 reflects the improvement in the Company’s performance. Changes in the cash surrender value of our company-owned life insurance (“COLI”) policies, net of changes in our non-qualified deferred compensation obligation supported by these policies are subject to market fluctuations and positively impacted SG&A by $3.1 million in 2011. The decrease in pension and postretirement benefits expense principally relates to changes to the Company’s pension plan whereby participants will no longer accrue benefits after December 31, 2015. The increase in Qdoba costs is primarily due to higher pre-opening expenses and overhead to support the recently acquired Boston market and new unit growth.
     Impairment and other charges, net is comprised of the following (in thousands):

	Sixteen Weeks Ended
	January 23,	January 17,
	2011	2010
Impairment charges	$289	$608
Losses on the disposition of property and equipment, net	2,796	1,182
Costs of closed restaurants (primarily lease obligations) and other	511	889

	$3,596	$2,679

     Impairment and other charges, net increased $0.9 million in the quarter from a year ago due primarily to losses related to our ongoing re-image program which is targeted to be completed by the end of 2011.
     Gains on the sale of company-operated restaurants to franchisees, net are detailed in the following table (dollars in thousands):

	Sixteen Weeks Ended
	January 23,	January 17,
	2011	2010

Number of restaurants sold to franchisees	88	23

Gains on the sale of company-operated restaurants	$27,872	$9,380

Average gain on restaurants sold	$317	$408
     Gains were impacted by the number of restaurants sold and the specific sales and cash flows of those restaurants, which affected the changes in average gains recognized.

Interest Expense, Net
     Interest expense, net is comprised of the following (in thousands):

	Sixteen Weeks Ended
	January 23,	January 17,
	2011	2010

Interest expense	$4,947	$5,772
Interest income	(336)	(337)

Interest expense, net	$4,611	$5,435

     Interest expense, net decreased $0.8 million in the quarter compared with last year due primarily to lower average interest rates and borrowings compared to a year ago.
Income Taxes
     The tax rate for the first quarter was 35.2% compared with 36.7% in the prior year, with the decrease due primarily to the impact of the market performance of insurance investment products used to fund certain non-qualified retirement plans and higher work opportunity tax credits. Changes in the cash value of the insurance products are not included in taxable income. We expect the fiscal year tax rate to be approximately 35-36%. The final annual tax rate cannot be determined until the end of the fiscal year; therefore, the actual rate could differ from our current estimates.
Net Earnings
     Net earnings were $32.4 million, or $0.61 per diluted share, compared with $24.2 million, or $0.43 per diluted share, a year ago.
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
     Cash and cash equivalents increased $5.9 million to $16.5 million at the end of the quarter from $10.6 million at the beginning of the fiscal year. This increase is primarily due to cash proceeds and collections of notes receivable from the sale of restaurants to franchisees and cash flows provided by operating activities, offset in part by cash used to repurchase common stock and purchase property and equipment. We generally reinvest available cash flows from operations to develop new restaurants or enhance existing restaurants, to reduce debt and to repurchase shares of our common stock.

     Cash Flows. The table below summarizes our cash flows from operating, investing and financing activities (in thousands):

	Sixteen Weeks Ended
	January 23,	January 17,
	2011	2010

Total cash provided by (used in):
Operating activities	$45,805	$8,923
Investing activities	20,795	(9,708)
Financing activities	(60,677)	(39,709)

Increase (decrease) in cash and cash equivalents	$5,923	$(40,494)

     Operating Activities. Operating cash flows increased $36.9 million compared with a year ago due primarily to the timing of property rent payments and a reduction in estimated income tax payments.
     Investing Activities. Investing activity cash flows increased $30.5 million compared with a year ago due primarily to an increase in the number of restaurants sold to franchisees and collections of notes receivables related to prior year refranchising activity, partially offset by an increase in capital expenditures.
     Assets Held for Sale and Leaseback. We use sale and leaseback financing to lower the initial cash investment in our Jack in the Box restaurants to the cost of the equipment, whenever possible. As of January 23, 2011, we had cash investments of $53.0 million in 56 operating and under-construction restaurant properties that we expect to sell during the next twelve months.
     Capital Expenditures. The composition of capital expenditures used in each period follows (in thousands):

	Sixteen Weeks Ended
	January 23,	January 17,
	2011	2010

Jack in the Box:
New restaurants	$7,891	$16,272
Restaurant facility improvements	29,412	10,682
Other, including corporate	3,834	371
Qdoba	5,750	1,391

Total capital expenditures	$46,887	$28,716

     Our capital expenditure program includes, among other things, investments in new locations, restaurant remodeling, new equipment and information technology enhancements. Capital expenditures increased compared to a year ago due primarily to an increase in spending related to our re-image program and the rollout of our new logo. We expect fiscal 2011 capital expenditures to be approximately $130-$140 million, including investment costs related to the Jack in the Box restaurant re-image program. We plan to open approximately 19 Jack in the Box and 25 Qdoba company-operated restaurants in 2011.
     Sale of Company-Operated Restaurants. We have continued to expand franchise ownership in the Jack in the Box system primarily through the sale of company-operated restaurants to franchisees. The following table details proceeds received in connection with our refranchising activities (dollars in thousands):

	Sixteen Weeks Ended
	January 23,	January 17,
	2011	2010

Number of restaurants sold to franchisees	88	23

Cash	$44,083	$11,575
Notes receivable	—	2,730

Total proceeds	$44,083	$14,305

Average proceeds	$501	$622
     In certain instances, we may provide financing to facilitate the closing of certain transactions. As of January 23, 2011, the notes receivable balance related to refranchisings was $11.0 million, which is expected to be fully repaid by the end of the fiscal year. We expect total proceeds of $85-$95 million from the sale of 175-225 Jack in the Box restaurants in 2011.

     Financing Activities. Cash used in financing activities increased $21.0 million compared with a year ago primarily attributable to the change in our book overdraft related to the timing of working capital receipts and disbursements and an increase in cash used to repurchase shares of the Company’s common stock, offset in part by lower principal repayments on debt compared with a year ago.
     Credit Facility. Our credit facility is comprised of (i) a $400.0 million revolving credit facility and (ii) a $200.0 million term loan with a five-year maturity, initially both with London Interbank Offered Rate (“LIBOR”) plus 2.50%. As part of the credit agreement, we may also request the issuance of up to $75.0 million in letters of credit, the outstanding amount of which reduces the net borrowing capacity under the agreement. The credit facility requires the payment of an annual commitment fee based on the unused portion of the credit facility. The credit facility’s interest rates and the annual commitment rate are based on a financial leverage ratio, as defined in the credit agreement. We may make voluntary prepayments of the loans under the revolving credit facility and term loan at any time without premium or penalty. Specific events, such as asset sales, certain issuances of debt and insurance and condemnation recoveries, may trigger a mandatory prepayment.
     We are subject to a number of customary covenants under our credit facility, including limitations on additional borrowings, acquisitions, loans to franchisees, capital expenditures, lease commitments, stock repurchases, dividend payments and requirements to maintain certain financial ratios. We were in compliance with all covenants as of January 23, 2011.
     At January 23, 2011, we had $195.0 million outstanding under the term loan, borrowings under the revolving credit facility of $170.0 million and letters of credit outstanding of $35.8 million.
     Interest Rate Swaps. To reduce our exposure to rising interest rates under our credit facility, we consider interest rate swaps. In August 2010, we entered into two forward looking swaps that will effectively convert $100.0 million of our variable rate term loan to a fixed-rate basis beginning September 2011 through September 2014. Based on the term loan applicable margin of 2.50% as of January 23, 2011, these agreements would have an average pay rate of 1.54%, yielding an “all-in” fixed rate of 4.04%. Previously, we held two interest rate swaps that effectively converted $200.0 million of our variable rate term loan borrowings to a fixed-rate basis from March 2007 to April 1, 2010. For additional information related to our interest rate swaps, refer to Note 4, Derivative Instruments, of the notes to the condensed consolidated financial statements.
     Repurchases of Common Stock. In November 2010, the Board of Directors approved a new program to repurchase, within the next year, up to $100.0 million in shares of our common stock. During 2011, we repurchased approximately 2.35 million shares at an aggregate cost of $50.0 million. As of January 23, 2011, the aggregate remaining amount authorized for repurchase was $50.0 million.
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
     Retirement Benefits — Our defined benefit and other postretirement plans’ costs and liabilities are determined using several statistical and other factors, which attempt to anticipate future events, including assumptions about the discount rate and expected return on plan assets. Our discount rate is set annually by us, with assistance from our actuaries, and is determined by considering the average of pension yield curves constructed of a population of high-quality bonds with a Moody’s or Standard and Poor’s rating of “AA” or better meeting certain other criteria. As of October 3, 2010, our discount rate was 5.82% for our defined benefit and postretirement benefit plans. Our expected long-term rate of return on assets is determined taking into consideration our projected asset allocation and economic forecasts prepared with the assistance of our actuarial consultants. As of October 3, 2010, our assumed expected long-term rate of return was 7.75% for our qualified defined benefit plan. The actuarial assumptions used may differ materially from actual results due to changing market and economic conditions, higher or lower turnover and retirement rates or longer or shorter life spans of participants. These differences may affect the amount of pension expense we record. A hypothetical 25 basis point reduction in the assumed discount rate and expected long-term rate of return on plan assets would have resulted in an estimated increase of $2.7 million and $0.7 million, respectively, in our fiscal 2011 pension and postretirement plan expense. We expect our pension and postretirement expense to decrease in fiscal 2011 principally due to the curtailment of our qualified plan, which will be partially offset by a decrease in our discount rate from 6.16% to 5.82%.
     Self Insurance — We are self-insured for a portion of our losses related to workers’ compensation, general liability, automotive and health benefits. In estimating our self-insurance accruals, we utilize independent actuarial estimates of expected losses, which are based on statistical analysis of historical data. These assumptions are closely monitored and adjusted when warranted by changing circumstances. Should a greater amount of claims occur compared to what was estimated or medical costs increase beyond what was expected, accruals might not be sufficient, and additional expense may be recorded.
     Restaurant Closing Costs — Restaurant closing costs consist of net future lease commitments and expected ancillary costs. We record a liability for the net present value of any remaining lease obligations, net of estimated sublease income, at the date we cease using a property. Subsequent adjustments to the liability as a result of changes in estimates of sublease income or lease cancellations are recorded in the period incurred. The estimates we make related to sublease income are subject to a high degree of judgment and may differ from actual sublease income due to changes in economic conditions, desirability of the sites and other factors.
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
NEW ACCOUNTING PRONOUNCEMENTS
     Any accounting standards that have been issued by the FASB or other standards-setting bodies that do not require adoption until a future date are not expected to have a material impact on our consolidated financial statements upon adoption.
CAUTIONARY STATEMENTS REGARDING FORWARD-LOOKING STATEMENTS
     This report contains forward-looking statements within the meaning of the federal securities laws. Forward-looking statements use such words as “anticipate,” “assume,” “believe,” “estimate,” “expect,” “forecast,” “goals,” “guidance,” “intend,” “plan,” “project,” “may,” “will,” “would” and similar expressions. These statements are based on management’s current expectations and are subject to risks and uncertainties, which may cause actual results to differ materially from expectations. You should not rely unduly on forward-looking statements. All forward-looking statements are made only as of the date issued. The estimates and assumptions underlying those forward-looking statements can and do change. We do not undertake any obligation to update any forward-looking statements. We caution the reader that the following important factors and the important factors described in the “Discussion of Critical Accounting Estimates,” and in other sections in this Form 10-Q and in our Annual Report on Form 10-K and other Securities and Exchange Commission filings, could cause our results to vary materially from those expressed in any forward-looking statement:
•	Any widespread publicity, whether or not based in fact, about public health issues or pandemics, or the prospect of such events, which negatively affects consumer perceptions about the health, safety or quality of food and beverages served at our restaurants, may adversely affect our results.

•	Food service businesses such as ours may be materially and adversely affected by changes in national and regional political and economic conditions. Unstable economic conditions, including lower levels of consumer confidence, low levels of employment, decreased consumer spending and changes in discretionary spending priorities may adversely impact our sales, operating results and profits.

•	Costs may exceed projections, including costs for food ingredients, labor (including increases in minimum wage, workers’ compensation, healthcare and other insurance), fuel, utilities, real estate, insurance, equipment, technology and construction of new and remodeled restaurants. Inflationary pressures affecting the cost of commodities may adversely affect our food costs and our operating margins. Because a significant number of our restaurants are company-operated, we may have greater exposure to operating cost issues than chains that are more heavily franchised.

•	Regulatory changes, such as the new federal healthcare legislation or possible changes to labor or other laws and regulations, could result in increased operating costs.

•	There can be no assurances that new interior and exterior designs, kitchen enhancements or new equipment will foster increases in sales at remodeled restaurants and yield the desired return on investment.

•	There can be no assurances that our growth objectives in the regional markets in which we operate restaurants will be met or that the new facilities will be profitable. Delays in development, sales softness and restaurant closures may have a material adverse effect on our results of operations. The development and profitability of restaurants can be adversely affected by many factors, including the ability of the Company and its franchisees to select and secure suitable sites on satisfactory terms, costs of construction and general business and economic conditions. In addition, tight credit markets may negatively impact the ability of franchisees to fulfill their restaurant development commitments.

•	There can be no assurances that we will be able to effectively respond to aggressive competition from numerous and varied competitors (some with significantly greater financial resources) in all areas of business, including new concepts, facility design, competition for labor, new product introductions, promotions (including value promotions) and discounting. Additionally, the trend toward convergence in grocery, deli, convenience store and other types of food services may increase the number of our competitors.

•	The realization of gains from the sale of company-operated restaurants to existing and new franchisees depends upon various factors, including sales trends, cost trends and economic conditions. The financing market, including the cost and availability of borrowed funds and the terms required by lenders, can impact the ability of franchisee candidates to purchase franchises and can potentially impact the sales prices and number of franchises sold. The number of franchises sold and the amount of gain realized from the sale of an on-going business may not be consistent from quarter to quarter and may not meet expectations. As the number of franchisees increases, our revenues derived from rents and royalties at franchise restaurants will increase, as well as the risk that revenues could be negatively impacted by defaults in payment of rents and royalties.

•	Franchisee business obligations may not be limited to the operation of Jack in the Box or Qdoba restaurants, making them subject to business and financial risks unrelated to the operation of their restaurants. These unrelated risks could adversely affect a franchisee’s ability to make full or timely payments to us.

•	The costs related to legal claims such as class actions involving employees, franchisees, shareholders or consumers, including costs related to potential settlement or judgments, may adversely affect our results.

•	Changes in accounting standards, policies or practices or related interpretations by auditors or regulatory entities, including changes in tax accounting or tax laws, may adversely affect our results.

•	The costs or exposures associated with maintaining the security of information and the use of cashless payments may exceed expectations. Such risks include increased investment in technology and costs of compliance with consumer protection and other laws.

•	Many factors affect the trading price of our stock, including factors over which we have no control, such as the current financial environment, government actions, reports on the economy as well as negative or positive announcements by competitors, regardless of whether the report relates directly to our business.

•	Significant demographic changes, adverse weather, political conditions such as terrorist activity or the effects of war, or other significant events (particularly in California and Texas where nearly 60% of our restaurants are located), new legislation and governmental regulation, the possibility of unforeseen events affecting the food service industry in general and other factors over which we have no control can each adversely affect our results of operation.
     This discussion of uncertainties is by no means exhaustive but is intended to highlight some important factors that may materially affect our results.
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
     Our primary exposure to risks relating to financial instruments is changes in interest rates. Our credit facility, which is comprised of a revolving credit facility and a term loan, bears interest at an annual rate equal to the prime rate or LIBOR plus an applicable margin based on a financial leverage ratio. As of January 23, 2011, the applicable margin for the LIBOR-based revolving loans and term loan was set at 2.50%.
     We use interest rate swap agreements to reduce exposure to interest rate fluctuations. In August 2010, we entered into two interest rate swap agreements that will effectively convert $100.0 million of our variable rate term loan borrowings to a fixed-rate basis beginning September 2011 through September 2014. Based on the term loan’s applicable margin of 2.50% as of January 23, 2011, these agreements would have an average pay rate of 1.54%, yielding an “all-in” fixed rate of 4.04%.
     A hypothetical 100 basis point increase in short-term interest rates, based on the outstanding balance of our revolving credit facility and term loan at January 23, 2011 would result in an estimated increase of $3.7 million in annual interest expense.

     We are also exposed to the impact of commodity and utility price fluctuations related to unpredictable factors such as weather and various other market conditions outside our control. Our ability to recover increased costs through higher prices is limited by the competitive environment in which we operate. From time to time, we enter into futures and option contracts to manage these fluctuations. At January 23, 2011, we had no such contracts in place.
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
Changes in Internal Control Over Financial Reporting
     There have been no significant changes in the Company’s internal control over financial reporting that occurred during the period covered by this Quarterly Report on Form 10-Q that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.
PART II. OTHER INFORMATION
     There is no information required to be reported for any items under Part II, except as follows:
ITEM 1. LEGAL PROCEEDINGS
     The Company is subject to normal and routine litigation. We have reserves for certain of these legal proceedings; however, the outcomes of such proceedings are subject to inherent uncertainties. Based on current information, including our reserves and insurance coverage, management believes that the ultimate liability from all pending legal proceedings, individually and in the aggregate, will not have an adverse effect on the Company’s operating results, financial position or liquidity.
ITEM 1A. RISK FACTORS
     You should consider the risks and uncertainties described under Item 1A of Part I of our Annual Report on Form 10-K for the fiscal year ended October 3, 2010, which we filed with the SEC on November 24, 2010, together with the risks and uncertainties discussed under the heading “Cautionary Statements Regarding Forward-Looking Statements” in Item 2 of this Quarterly Report on Form 10-Q when evaluating our business and our prospects. These risks and uncertainties are not the only ones we face. Additional risks and uncertainties not presently known to us or that we currently consider immaterial may also impair our business operations. If any of the risks or uncertainties actually occurs, our business and financial results could be harmed. In that case, the market price of our common stock could decline. You should also refer to the other information set forth in this Quarterly Report and in our Annual Report on Form 10-K for the fiscal year ended October 3, 2010, including our financial statements and the related notes.
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
     Our credit agreement provides for $500.0 million for the potential payment of cash dividends and stock repurchases, subject to certain limitations based on our leverage ratio as defined in our credit agreement. As of January 23, 2011, the aggregate remaining amount authorized and available under our credit agreement was $403.0 million.
     Dividends. We did not pay any cash or other dividends during the last two fiscal years and do not anticipate paying dividends in the foreseeable future.
     Stock Repurchases. In November 2007, the Board approved a program to repurchase up to $200.0 million in shares of our common stock over three years expiring November 9, 2010. In November 2010, the Board of Directors approved a new program to repurchase, within the next year, up to $100.0 million in shares of our common stock. As of January 23, 2011, the aggregate remaining amount authorized for repurchase was $50.0 million. The following table summarizes shares repurchased pursuant to these programs during the quarter ended January 23, 2011:

			(c)
			Total number
			of shares	(d)
	(a)	(b)	purchased as	Maximum dollar
	Total number	Average	part of publicly	value that may yet
	of shares	price paid	announced	be purchased under
	purchased	per share	programs	these programs
				$3,000,485
October 4, 2010 - October 31, 2010	—	—	—	3,000,485
November 1, 2010 - November 28, 2010	218,000	$20.01	218,000	95,633,272
November 29, 2010 - December 26, 2010	1,238,236	$20.97	1,238,236	69,630,469
December 27, 2010 - January 23, 2011	894,862	$21.91	894,862	$50,000,012

Total	2,351,098	$21.24	2,351,098

ITEM 6. EXHIBITS

Number	Description
3.1	Restated Certificate of Incorporation, as amended, which is incorporated herein by reference from the registrant’s Annual Report on Form 10-K for the fiscal year ended October 3, 1999.

3.1.1	Certificate of Amendment of Restated Certificate of Incorporation, which is incorporated herein by reference from the registrant’s Current Report on Form 8-K dated September 21, 2007.

3.2	Amended and Restated Bylaws, which are incorporated herein by reference from the registrant’s Current Report on Form 8-K dated May 11, 2010.

10.15(a)	Memorandum of Understanding clarifying date of employment with Qdoba Restaurant Corporation.

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema Document

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

*	In accordance with Regulation S-T, the XBRL-related information in Exhibit 101 to this Quarterly Report on Form 10-Q shall be deemed to be “furnished” and not “filed.”

SIGNATURE
     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

JACK IN THE BOX INC.

By:	/S/ JERRY P. REBEL

Jerry P. Rebel
Executive Vice President and Chief Financial Officer
(Principal Financial Officer)
(Duly Authorized Signatory)
Date: February 24, 2011