Form 10-Q
period 2011-04-17
JACK IN THE BOX INC /NEW/
filed 2011-05-19
CIK 807882

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended April 17, 2011
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
Yes ☐ No ☑
As of the close of business May 13, 2011, 49,697,537 shares of the registrant’s common stock were outstanding.

JACK IN THE BOX INC. AND SUBSIDIARIES

PART I. FINANCIAL INFORMATION

ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JACK IN THE BOX INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Dollars in thousands, except per share data)
(Unaudited)

	April 17,	October 3,
	2011	2010

ASSETS
Current assets:
Cash and cash equivalents	$14,712	$10,607
Accounts and other receivables, net	60,061	81,150
Inventories	36,830	37,391
Prepaid expenses	30,223	36,100
Deferred income taxes	46,328	46,185
Assets held for sale	51,349	59,897
Other current assets	3,882	3,592

Total current assets	243,385	274,922

Property and equipment, at cost	1,551,432	1,562,729
Less accumulated depreciation and amortization	(685,614)	(684,690)

Property and equipment, net	865,818	878,039
Other assets, net	293,992	254,131

	$1,403,195	$1,407,092

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current maturities of long-term debt	$18,695	$13,781
Accounts payable	68,900	101,216
Accrued liabilities	173,471	168,186

Total current liabilities	261,066	283,183

Long-term debt, net of current maturities	388,672	352,630
Other long-term liabilities	255,377	250,440
Deferred income taxes	41	376
Stockholders’ equity:
Preferred stock $0.01 par value, 15,000,000 shares authorized, none issued	—	—
Common stock $0.01 par value, 175,000,000 shares authorized, 74,812,157 and 74,461,632 issued, respectively	748	745
Capital in excess of par value	196,668	187,544
Retained earnings	1,021,623	982,420
Accumulated other comprehensive loss, net	(74,541)	(78,787)
Treasury stock, at cost, 25,116,010 and 21,640,400 shares, respectively	(646,459)	(571,459)

Total stockholders’ equity	498,039	520,463

	$1,403,195	$1,407,092

See accompanying notes to condensed consolidated financial statements.

JACK IN THE BOX INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS
(In thousands, except per share data)
(Unaudited)

	Quarter		Year-to-Date
	April 17,	April 11,	April 17,	April 11,
	2011	2010	2011	2010
Revenues:
Company restaurant sales	$321,242	$388,301	$758,152	$900,395
Distribution sales	121,362	90,762	268,049	195,380
Franchise revenues	62,531	50,643	143,652	115,249

	505,135	529,706	1,169,853	1,211,024

Operating costs and expenses, net:
Company restaurant costs:
Food and packaging	107,275	122,316	249,130	284,643
Payroll and employee benefits	97,998	117,133	232,514	273,485
Occupancy and other	76,393	89,888	181,802	210,041

Total company restaurant costs	281,666	329,337	663,446	768,169
Distribution costs	121,837	90,910	269,178	196,279
Franchise costs	31,328	23,102	69,680	52,512
Selling, general and administrative expenses	52,619	54,742	119,504	125,419
Impairment and other charges, net	4,494	3,452	8,090	6,131
Gains on the sale of company-operated restaurants	(878)	(2,987)	(28,750)	(12,367)

	491,066	498,556	1,101,148	1,136,143

Earnings from operations	14,069	31,150	68,705	74,881

Interest expense, net	3,945	3,873	8,556	9,308

Earnings before income taxes	10,124	27,277	60,149	65,573

Income taxes	3,322	9,597	20,946	23,645

Net earnings	$6,802	$17,680	$39,203	$41,928

Net earnings per share:
Basic	$0.14	$0.32	$0.76	$0.75
Diluted	$0.13	$0.32	$0.75	$0.74

Weighted-average shares outstanding:
Basic	50,183	54,972	51,265	55,711
Diluted	50,984	55,797	52,069	56,499
See accompanying notes to condensed consolidated financial statements.

JACK IN THE BOX INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in thousands)
(Unaudited)

	Year-to-Date
	April 17,	April 11,
	2011	2010

Cash flows from operating activities:
Net earnings	$39,203	$41,928
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	51,817	54,152
Deferred finance cost amortization	1,350	724
Deferred income taxes	(4,965)	(3,267)
Share-based compensation expense	4,972	5,500
Pension and postretirement expense	12,840	15,661
Gains on cash surrender value of company-owned life insurance	(7,841)	(6,026)
Gains on the sale of company-operated restaurants	(28,750)	(12,367)
Losses on the disposition of property and equipment, net	5,424	2,360
Impairment charges	1,167	1,503
Changes in assets and liabilities, excluding acquisitions and dispositions:
Accounts and other receivables	(2,359)	(11,811)
Inventories	561	(93)
Prepaid expenses and other current assets	6,848	(19,833)
Accounts payable	(2,851)	(3,309)
Pension and postretirement contributions	(2,472)	(11,824)
Other	6,900	(26,652)

Cash flows provided by operating activities from continuing operations	81,844	26,646
Cash flows used in operating activities from discontinued operations	—	(2,172)

Cash flows provided by operating activities	81,844	24,474

Cash flows from investing activities:
Purchases of property and equipment	(74,129)	(42,632)
Proceeds from the sale of company-operated restaurants	49,588	19,093
Proceeds from assets held for sale and leaseback, net	6,669	8,889
Collections on notes receivable	19,062	7,675
Acquisition of franchise-operated restaurants	(21,477)	—
Other	(6,618)	1,031

Cash flows used in investing activities	(26,905)	(5,944)

Cash flows from financing activities:
Borrowings on revolving credit facility	396,000	313,000
Repayments of borrowings on revolving credit facility	(349,000)	(293,000)
Principal repayments on debt	(5,731)	(46,031)
Debt issuance costs	(989)	—
Proceeds from issuance of common stock	3,376	2,445
Repurchases of common stock	(75,000)	(50,000)
Excess tax benefits from share-based compensation arrangements	640	690
Change in book overdraft	(20,130)	13,825

Cash flows used in financing activities	(50,834)	(59,071)

Net increase (decrease) in cash and cash equivalents	4,105	(40,541)
Cash and cash equivalents at beginning of period	10,607	53,002

Cash and cash equivalents at end of period	$14,712	$12,461

See accompanying notes to condensed consolidated financial statements.

JACK IN THE BOX INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
1.	BASIS OF PRESENTATION
Nature of operations — Founded in 1951, Jack in the Box Inc. (the “Company”) operates and franchises Jack in the Box® quick-service restaurants and Qdoba Mexican Grill® (“Qdoba”) fast-casual restaurants in 45 states. The following table summarizes the number of restaurants:

	April 17,	April 11,
	2011	2010
Jack in the Box:
Company-operated	848	1,153
Franchised	1,372	1,080

Total system	2,220	2,233

Qdoba:
Company-operated	221	160
Franchised	328	345

Total system	549	505

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
Principles of consolidation — The condensed consolidated financial statements include the accounts of the Company, its wholly-owned subsidiaries and the accounts of any variable interest entities where we are deemed the primary beneficiary. All significant intercompany transactions are eliminated. For information related to the variable interest entity included in our condensed consolidated financial statements, refer to Note 11, Variable Interest Entities.
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
Fiscal year — Our fiscal year is 52 or 53 weeks ending the Sunday closest to September 30. Fiscal year 2011 includes 52 weeks while 2010 includes 53 weeks. Our first quarter includes 16 weeks and all other quarters include 12 weeks, with the exception of the fourth quarter of fiscal 2010, which includes 13 weeks. All comparisons between 2011 and 2010 refer to the twelve weeks (“quarter”) and twenty-eight weeks (“year-to-date”) ended April 17, 2011 and April 11, 2010, respectively, unless otherwise indicated.
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

JACK IN THE BOX INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
2.	SUMMARY OF REFRANCHISINGS, FRANCHISEE DEVELOPMENT AND ACQUISITIONS
Refranchisings and franchisee development — The following is a summary of the number of restaurants sold and developed by franchisees and the related gains and fees recognized (dollars in thousands):

	Quarter		Year-to-Date
	April 17,	April 11,	April 17,	April 11,
	2011	2010	2011	2010

Number of restaurants sold to franchisees	26	30	114	53
Number of new restaurants opened by franchisees	11	7	28	19

Initial franchise fees	$1,640	$1,562	$5,879	$2,975

Cash	$5,505	$7,518	$49,588	$19,093
Notes receivable	—	—	—	2,730

Total proceeds from the sale of company-operated restaurants	5,505	7,518	49,588	21,823
Net assets sold (primarily property and equipment)	(4,520)	(4,375)	(19,872)	(9,012)
Goodwill related to the sale of company-operated restaurants	(107)	(156)	(966)	(444)

Gains on the sale of company-operated restaurants	$878	$2,987	$28,750	$12,367

Franchise acquisitions — During the second quarter, we acquired 20 Qdoba franchise-operated restaurants in the Indianapolis market and two in Northern Florida, consistent with our strategy to opportunistically acquire franchise markets where we believe there is continued opportunity for restaurant development. The purchase price allocations were based on fair value estimates determined using significant unobservable inputs (Level 3). The following table provides detail of the allocations (in thousands):

Property and equipment	$3,877
Reacquired franchise rights	232
Liabilities assumed	(71)
Goodwill	17,439

Total	$21,477

The goodwill recorded relates primarily to the Indianapolis transaction and is largely attributable to the growth potential of the market.
3.	FAIR VALUE MEASUREMENTS
Financial assets and liabilities — The following table presents the financial assets and liabilities measured at fair value on a recurring basis as of April 17, 2011 (in thousands):

		Fair Value Measurements
		Quoted Prices in	Significant
		Active Markets	Other	Significant
		for Identical	Observable	Unobservable
		Assets	Inputs	Inputs
	Total	(Level 1)	(Level 2)	(Level 3)

Interest rate swaps (Note 4) (1)	$457	$—	$457	$—
Non-qualified deferred compensation plan (2)	(37,803)	(37,803)	—	—

Total assets (liabilities) at fair value	$(37,346)	$(37,803)	$457	$—

(1)	We entered into interest rate swaps to reduce our exposure to rising interest rates on our variable debt. The fair value of our interest rate swaps is based upon valuation models as reported by our counterparties.

(2)	We maintain an unfunded defined contribution plan for key executives and other members of management excluded from participation in our qualified savings plan. The fair value of this obligation is based on the closing market prices of the participants’ elected investments.
The fair values of each of our long-term debt instruments are based on quoted market values, where available, or on the amount of future cash flows associated with each instrument, discounted using our current borrowing rate for similar debt instruments of comparable maturity. The estimated fair values of our term loan and capital lease obligations approximated their carrying values as of April 17, 2011.

JACK IN THE BOX INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
Non-financial assets and liabilities — The Company’s non-financial instruments, which primarily consist of property and equipment, goodwill and intangible assets, are reported at carrying value and are not required to be measured at fair value on a recurring basis. However, on a periodic basis (at least annually for goodwill and semi-annually for property and equipment) or whenever events or changes in circumstances indicate that their carrying value may not be recoverable, non-financial instruments are assessed for impairment. If applicable, the carrying values of the assets are written down to fair value. In connection with our impairment review during fiscal 2011, no material fair value adjustments were required. Refer to Note 5, Impairment, Disposition of Property and Equipment, and Restaurant Closing Costs, for additional information regarding impairment charges.
4.	DERIVATIVE INSTRUMENTS
Objectives and strategies — We are exposed to interest rate volatility with regard to our variable rate debt. To reduce our exposure to rising interest rates, in August 2010, we entered into two interest rate swap agreements that will effectively convert $100.0 million of our variable rate term loan borrowings to a fixed-rate basis beginning September 2011 through September 2014. Previously, we held two interest rate swaps that effectively converted $200.0 million of our variable rate term loan borrowings to a fixed-rate basis from March 2007 to April 2010. These agreements have been designated as cash flow hedges under the terms of the Financial Accounting Standards Board (“FASB”) authoritative guidance for derivatives and hedging. To the extent that they are effective in offsetting the variability of the hedged cash flows, changes in the fair value of the derivatives are not included in net earnings but are included in other comprehensive income (“OCI”). These changes in fair value are subsequently reclassified into net earnings as a component of interest expense as the hedged interest payments are made on our term debt.
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
Financial position — The following derivative instruments were outstanding as of the end of each period (in thousands):

	April 17, 2011		October 3, 2010
	Balance		Balance
	Sheet	Fair	Sheet	Fair
	Location	Value	Location	Value

Derivatives designated as hedging instruments:
Interest rate swaps (Note 3)	Other current assets	$457	Accrued liabilities	$(733)

Total derivatives		$457		$(733)

Financial performance — The following is a summary of the gains or losses recognized on our interest rate swap derivative instruments (Note 9) designated as cash flow hedges (in thousands):

	Location of	Quarter		Year-to-Date
	Loss	April 17,	April 11,	April 17,	April 11,
	in Income	2011	2010	2011	2010

Gain/(loss) recognized in OCI	N/A	$(247)	$(2)	$1,190	$(104)

Gain/(loss) reclassified from accumulated OCI into income	Interest expense, net	$—	$(1,871)	$—	$(4,719)
During 2011 and 2010, our interest rate swaps had no hedge ineffectiveness.
The following is a summary of the gains or losses recognized in income related to our derivative instruments not designated as hedging instruments (in thousands):

	Location of	Quarter		Year-to-Date
	Loss	April 17,	April 11,	April 17,	April 11,
	in Income	2011	2010	2011	2010

Natural gas contracts	Occupancy and other	$—	$(40)	$—	$(99)

JACK IN THE BOX INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
5.	IMPAIRMENT, DISPOSITION OF PROPERTY AND EQUIPMENT, AND RESTAURANT CLOSING COSTS
Impairment — When events and circumstances indicate that our long-lived assets might be impaired and their carrying amount is greater than the undiscounted cash flows we expect to generate from such assets, we recognize an impairment loss as the amount by which the carrying value exceeds the fair value of the assets. We typically estimate fair value based on the estimated discounted cash flows of the related asset using marketplace participant assumptions. Impairment charges were not material in any period and primarily relate to certain excess Jack in the Box property and restaurants we have closed or plan to close. Additionally, these charges include the write-down of one underperforming Jack in the Box restaurant in the first quarter of 2010.
Disposition of property and equipment — We also recognize accelerated depreciation and other costs on the disposition of property and equipment. When we decide to dispose of a long-lived asset, depreciable lives are adjusted based on the estimated disposal date, and accelerated depreciation is recorded. Other disposal costs primarily relate to charges from our ongoing re-image program and normal capital maintenance activities.
The following impairment and disposal costs are included in impairment and other charges, net in the accompanying condensed consolidated statements of earnings (in thousands):

	Quarter		Year-to-Date
	April 17,	April 11,	April 17,	April 11,
	2011	2010	2011	2010

Impairment charges	$878	$895	$1,167	$1,503
Losses on the disposition of property and equipment, net	$2,628	$1,178	$5,424	$2,360
Restaurant closing costs consist of future lease commitments, net of anticipated sublease rentals and expected ancillary costs, and are included in impairment and other charges, net. Total accrued restaurant closing costs, included in accrued liabilities and other long-term liabilities, changed as follows (in thousands):

	Quarter		Year-to-Date
	April 17,	April 11,	April 17,	April 11,
	2011	2010	2011	2010

Balance at beginning of period	$23,938	$4,358	$25,020	$4,234
Additions and adjustments	(21)	1,204	784	1,624
Cash payments	(1,754)	(332)	(3,641)	(628)

Balance at end of period	$22,163	$5,230	$22,163	$5,230

Additions and adjustments primarily relate to revisions to sublease and cost assumptions and, in 2010, the closure of two Jack in the Box restaurants in the quarter and three year-to-date.
6.	INCOME TAXES
The income tax provisions reflect year-to-date effective tax rates of 34.8% in 2011 and 36.1% in 2010. The final annual tax rate cannot be determined until the end of the fiscal year; therefore, the actual 2011 rate could differ from our current estimates.
At April 17, 2011, our gross unrecognized tax benefits associated with uncertain income tax positions were $0.6 million, which if recognized would favorably impact the effective income tax rate. The gross unrecognized tax benefits remain unchanged from the beginning of the fiscal year. It is reasonably possible that changes to the gross unrecognized tax benefits will be required within the next twelve months. These changes relate to the possible settlement of state tax audits.
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
Postretirement healthcare plans — We sponsor healthcare plans that provide postretirement medical benefits to certain employees who meet minimum age and service requirements. The plans are contributory, with retiree contributions adjusted annually, and contain other cost-sharing features such as deductibles and coinsurance.
Net periodic benefit cost — The components of net periodic benefit cost were as follows in each period (in thousands):

	Quarter		Year-to-Date
	April 17,	April 11,	April 17,	April 11,
	2011	2010	2011	2010

Defined benefit pension plans:
Service cost	$2,490	$2,897	$5,809	$6,760
Interest cost	4,980	4,778	11,620	11,150
Expected return on plan assets	(4,784)	(4,087)	(11,163)	(9,538)
Actuarial loss	2,266	2,575	5,289	6,008
Amortization of unrecognized prior service cost	113	136	263	317

Net periodic benefit cost	$5,065	$6,299	$11,818	$14,697

Postretirement healthcare plans:
Service cost	$18	$24	$42	$57
Interest cost	366	331	854	773
Actuarial loss	47	43	109	100
Amortization of unrecognized prior service cost	7	15	17	34

Net periodic benefit cost	$438	$413	$1,022	$964

Future cash flows — Our policy is to fund our plans at or above the minimum required by law. Details regarding 2011 contributions are as follows (in thousands):

	Defined Benefit	Postretirement
	Pension Plans	Healthcare Plans

Net year-to-date contributions	$1,560	$912
Remaining estimated net contributions during fiscal 2011	$1,400	$300
We will continue to evaluate contributions to our defined benefit pension plans based on changes in pension assets as a result of asset performance in the current market and economic environment.

JACK IN THE BOX INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
8.	SHARE-BASED EMPLOYEE COMPENSATION
We offer share-based compensation plans to attract, retain and motivate key officers, employees and non-employee directors to work toward the financial success of the Company. In fiscal 2011, we granted share-based compensation awards in each period as follows:

	Quarter		Year-to-Date
		Weighted-		Weighted-
		Average		Average
		Grant Date		Grant Date
	Shares	Fair Value	Shares	Fair Value

Stock options	—	$—	444,890	$8.25
Performance-vested stock awards	—	$—	220,343	$21.74
Nonvested stock units	7,622	$24.02	68,784	$20.49
The components of share-based compensation expense recognized in each period are as follows (in thousands):

	Quarter		Year-to-Date
	April 17,	April 11,	April 17,	April 11,
	2011	2010	2011	2010

Stock options	$1,174	$1,667	$2,686	$3,743
Performance-vested stock awards	471	341	1,209	712
Nonvested stock awards	140	440	326	643
Nonvested stock units	348	59	578	123
Deferred compensation for non-management directors	173	188	173	279

Total share-based compensation expense	$2,306	$2,695	$4,972	$5,500

9.	STOCKHOLDERS’ EQUITY
Preferred stock — We have 15,000,000 shares of preferred stock authorized for issuance at a par value of $0.01 per share. No preferred shares have been issued.
Repurchases of common stock — In November 2010, the Board of Directors approved a program to repurchase up to $100.0 million in shares of our common stock expiring November 2011. During 2011, we repurchased approximately 3.5 million shares at an aggregate cost of $75.0 million. As of April 17, 2011, the aggregate remaining amount authorized for repurchase was $25.0 million. In May 2011, the Board of Directors authorized a new program to repurchase up to $100.0 million in shares of our common stock expiring November 2012.
Comprehensive income — Our total comprehensive income, net of taxes, was as follows (in thousands):

	Quarter		Year-to-Date
	April 17,	April 11,	April 17,	April 11,
	2011	2010	2011	2010

Net earnings	$6,802	$17,680	$39,203	$41,928
Cash flow hedges:
Net change in fair value of derivatives	(247)	(2)	1,190	(104)
Net loss reclassified to earnings	—	1,871	—	4,719

Total	(247)	1,869	1,190	4,615
Tax effect	95	(713)	(454)	(1,761)

	(152)	1,156	736	2,854
Unrecognized periodic benefit costs:
Actuarial losses and prior service cost reclassified to earnings	2,433	2,769	5,678	6,459
Tax effect	(929)	(1,056)	(2,168)	(2,465)

	1,504	1,713	3,510	3,994

Total comprehensive income	$8,154	$20,549	$43,449	$48,776

JACK IN THE BOX INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
The components of accumulated other comprehensive loss, net of taxes, were as follows at the end of each period (in thousands):

	April 17,	October 3,
	2011	2010

Unrecognized periodic benefit costs, net of tax benefits of $46,211 and $48,379, respectively	$(74,824)	$(78,334)
Net unrealized gains (losses) related to cash flow hedges, net of tax benefit (expense) of ($174) and $280, respectively	283	(453)

Accumulated other comprehensive loss, net	$(74,541)	$(78,787)

10.	AVERAGE SHARES OUTSTANDING
Our basic earnings per share calculations are computed based on the weighted-average number of common shares outstanding. Our diluted earnings per share calculations are computed based on the weighted-average number of common shares outstanding adjusted by the number of additional shares that would have been outstanding had the potentially dilutive common shares been issued. Potentially dilutive common shares include stock options, nonvested stock awards and units, non-management director stock equivalents and shares issuable under our employee stock purchase plan. Performance-vested stock awards are included in the weighted-average diluted shares outstanding each period if the performance criteria have been met at the end of the respective periods.
The following table reconciles basic weighted-average shares outstanding to diluted weighted-average shares outstanding (in thousands):

	Quarter		Year-to-Date
	April 17,	April 11,	April 17,	April 11,
	2011	2010	2011	2010

Weighted-average shares outstanding — basic	50,183	54,972	51,265	55,711
Effect of potentially dilutive securities:
Stock options	456	569	460	532
Nonvested stock awards and units	214	178	210	177
Performance-vested stock awards	131	78	134	79

Weighted-average shares outstanding — diluted	50,984	55,797	52,069	56,499

Excluded from diluted weighted-average shares outstanding:
Antidilutive	3,054	3,225	2,968	3,102
Performance conditions not satisfied at the end of the period	366	244	366	244
11.	VARIABLE INTEREST ENTITIES
In January 2011, we formed an entity, Jack in the Box Franchise Finance, LLC (“FFE”), for the purpose of operating a franchisee lending program which will provide up to $100.0 million to assist franchisees in reimaging their restaurants. We are the sole equity investor in FFE. The $100.0 million lending program is comprised of a $20.0 million commitment from the Company in the form of a capital note and an $80.0 million Senior Secured Revolving Securitization Facility (“FFE Facility”) entered into with a third party. The FFE Facility is a 12-month revolving loan and security agreement bearing a variable interest rate. As of April 17, 2011, we have contributed $8.0 million to FFE, $6.7 million of which has been used to assist franchisees in reimaging their restaurants, and FFE has not borrowed against its third party revolving credit facility. We expect to make additional contributions of $5.0 — $10.0 million to FFE during the remainder of fiscal 2011.
We have determined that FFE is a variable interest entity (“VIE”) and that the Company is its primary beneficiary. The primary beneficiary of a VIE is an enterprise that has a controlling financial interest in the VIE. Controlling financial interest exists when an enterprise has both the power to direct the activities that most significantly impact the VIE’s economic performance and the obligation to absorb losses or the right to receive benefits of the VIE that could potentially be significant to the VIE. We considered a variety of factors in identifying the primary beneficiary of FFE including, but not limited to, who holds the power to direct matters that most significantly impact FFE’s economic performance (such as determining the underwriting standards and credit management policies), as well as what party has the obligation to absorb the losses of FFE. Based on these considerations, we have determined that the Company is the primary beneficiary and have reflected the entity in the accompanying condensed consolidated financial statements.
FFE’s assets consolidated by the Company represent assets that can be used only to settle obligations of the consolidated VIE. Likewise, FFE’s liabilities consolidated by the Company do not represent additional claims on

JACK IN THE BOX INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
the Company’s general assets; rather they represent claims against the specific assets of FFE. The impact of FFE’s liabilities and net loss were not material to the Company’s condensed consolidated financial statements. The assets of FFE consisted of the following at April 17, 2011 (in thousands):

Cash	$192
Other current assets (1)	804
Other assets, net (1)	6,808

Total assets	$7,804

(1)	Consists primarily of amounts due from franchisees and $1.0 million of deferred finance fees included in other assets, net.
The Company’s maximum exposure to loss is equal to its outstanding contributions that are expected to range from $10.0 — $20.0 million and represents estimated losses that would be incurred should all franchisees default on their loans without any consideration of recovery. To offset the credit risk associated with the Company’s variable interest in FFE, the Company holds a security interest in the assets of FFE subordinate and junior to all other obligations of FFE.
12.	LEGAL MATTERS
The Company is subject to normal and routine legal proceedings, including litigation. We have reserves for certain of these legal proceedings; however, the outcomes of such proceedings are subject to inherent uncertainties. Based on current information, including our reserves and insurance coverage, management believes that the ultimate liability from all pending legal proceedings, individually and in the aggregate, will not have a material adverse effect on the Company’s operating results, financial position or liquidity.
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
We measure and evaluate our segments based on segment earnings from operations. Summarized financial information concerning our reportable segments is shown in the following table (in thousands):

	Quarter		Year-to-Date
	April 17,	April 11,	April 17,	April 11,
	2011	2010	2011	2010

Revenues by segment:
Jack in the Box restaurant operations segment	$335,318	$403,361	$797,649	$934,610
Qdoba restaurant operations segment	48,455	35,583	104,155	81,034
Distribution operations	121,362	90,762	268,049	195,380

Consolidated revenues	$505,135	$529,706	$1,169,853	$1,211,024

Earnings from operations by segment:
Jack in the Box restaurant operations segment	$12,973	$29,311	$67,175	$71,245
Qdoba restaurant operations segment	1,795	1,992	2,884	4,507
Distribution operations and other	(699)	(153)	(1,354)	(871)

Consolidated earnings from operations	$14,069	$31,150	$68,705	$74,881

Interest income and expense, income taxes and total assets are not reported for our segments, in accordance with our method of internal reporting.

JACK IN THE BOX INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
14.	SUPPLEMENTAL CONSOLIDATED CASH FLOW INFORMATION
Additional information related to cash flows is as follows (in thousands):

	Year-to-Date
	April 17,	April 11,
	2011	2010

Cash paid during the year for:
Interest, net of amounts capitalized	$7,068	$12,299
Income tax payments	$22,601	$46,305
15.	SUPPLEMENTAL CONSOLIDATED BALANCE SHEET INFORMATION (in thousands)

	April 17,	October 3,
	2011	2010

Other assets, net:
Goodwill	$101,514	$85,041
Company-owned life insurance policies	84,137	76,296
Other	108,341	92,794

	$293,992	$254,131

16.	FUTURE APPLICATION OF ACCOUNTING PRINCIPLES
Any accounting standards that have been issued by the FASB or other standards-setting bodies that do not require adoption until a future date are not expected to have a material impact on our consolidated financial statements upon adoption.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
GENERAL
     All comparisons between 2011 and 2010 refer to the 12-week (“quarter”) and 28-week (“year-to-date”) periods ended April 17, 2011 and April 11, 2010, respectively, unless otherwise indicated.
     For an understanding of the significant factors that influenced our performance during the quarterly periods ended April 17, 2011 and April 11, 2010, our Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) should be read in conjunction with the Consolidated Financial Statements and related Notes included in this Quarterly Report and our Annual Report on Form 10-K for the fiscal year ended October 3, 2010.
     Our MD&A consists of the following sections:
•	Overview — a general description of our business and fiscal 2011 highlights.

•	Financial reporting — a discussion of changes in presentation.

•	Results of operations — an analysis of our consolidated statements of earnings for the periods presented in our condensed consolidated financial statements.

•	Liquidity and capital resources — an analysis of our cash flows including capital expenditures, aggregate contractual obligations, share repurchase activity, known trends that may impact liquidity and the impact of inflation.

•	Discussion of critical accounting estimates — a discussion of accounting policies that require critical judgments and estimates.

•	New accounting pronouncements — a discussion of new accounting pronouncements, dates of implementation and impact on our consolidated financial position or results of operations, if any.

•	Cautionary statements regarding forward-looking statements — a discussion of the risks and uncertainties that may cause our actual results to differ materially from any forward-looking statements made by management.
OVERVIEW
     As of April 17, 2011, we operated and franchised 2,220 Jack in the Box quick-service restaurants (“QSR”), primarily in the western and southern United States, and 549 Qdoba Mexican Grill (“Qdoba”) fast-casual restaurants throughout the United States.
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
     The following summarizes the most significant events occurring in fiscal 2011 and certain trends compared to a year ago:
•	Restaurant Sales — Sales at restaurants open more than one year (“same-store sales”) increased (decreased) as follows:

	Quarter		Year-to-Date
	April 17,	April 11,	April 17,	April 11,
	2011	2010	2011	2010

Jack in the Box:
Company	0.8%	(8.6%)	1.2%	(10.1%)
Franchise	(0.3%)	(7.3%)	0.4%	(9.4%)
System	0.1%	(8.1%)	0.7%	(9.9%)
Qdoba system	6.0%	3.1%	6.2%	0.4%

•	Commodity Costs — Pressures from higher commodity costs continue to impact our business. Overall commodity costs at our Jack in the Box restaurants increased approximately 5.0% in the quarter and 3.4% year-to-date compared to a year ago. We expect our overall commodity costs to increase approximately 4.5-5.5% in fiscal 2011.

•	New Unit Development — We continued to grow our brands with the opening of new company-operated and franchise restaurants. Year-to-date, we opened 16 Jack in the Box locations system-wide, including several in our newer markets, and 30 Qdoba locations.

•	Franchising Program — We refranchised 114 Jack in the Box restaurants, while Qdoba and Jack in the Box franchisees opened a total of 28 restaurants year-to-date. We are ahead of our timeline to increase franchise ownership to 70-80% of the Jack in the Box system, and we were approximately 62% franchised at the end of the second quarter.

•	Share Repurchases — Pursuant to a share repurchase program authorized by our Board of Directors, we repurchased approximately 3.5 million shares of our common stock at an average price of $21.58 per share year-to-date, including the cost of brokerage fees.

•	Franchise Financing Entity — We formed an entity, Jack in the Box Franchise Finance, LLC, for the purpose of operating a franchisee lending program used primarily to assist franchisees in reimaging their restaurants. During the quarter, FFE provided $6.7 million to franchisees. The impact of this entity on the Company’s condensed consolidated financial statements as of and for the period ended April 17, 2011 was not material.
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

	Quarter		Year-to-Date
	April 17,	April 11,	April 17,	April 11,
	2011	2010	2011	2010

Statement of Earnings Data:
Revenues:
Company restaurant sales	63.6%	73.3%	64.8%	74.4%
Distribution sales	24.0%	17.1%	22.9%	16.1%
Franchise revenues	12.4%	9.6%	12.3%	9.5%

	100.0%	100.0%	100.0%	100.0%

Operating costs and expenses, net:
Company restaurant costs:
Food and packaging (1)	33.4%	31.5%	32.9%	31.6%
Payroll and employee benefits (1)	30.5%	30.2%	30.7%	30.4%
Occupancy and other (1)	23.8%	23.1%	24.0%	23.3%

Total company restaurant costs (1)	87.7%	84.8%	87.5%	85.3%

Distribution costs (1)	100.4%	100.2%	100.4%	100.5%
Franchise costs (1)	50.1%	45.6%	48.5%	45.6%
Selling, general and administrative expenses	10.4%	10.3%	10.2%	10.4%
Impairment and other charges, net	0.9%	0.7%	0.7%	0.5%
Gains on the sale of company-operated restaurants	(0.2%)	(0.6%)	(2.5%)	(1.0%)
Earnings from operations	2.8%	5.9%	5.9%	6.2%
Income tax rate (2)	32.8%	35.2%	34.8%	36.1%

(1)	As a percentage of the related sales and/or revenues.

(2)	As a percentage of earnings before income taxes.

     The following table summarizes the year-to-date changes in the number of Jack in the Box and Qdoba company-operated and franchise restaurants:

	April 17, 2011			April 11, 2010
	Company	Franchise	Total	Company	Franchise	Total

Jack in the Box:
Beginning of period	956	1,250	2,206	1,190	1,022	2,212
New	7	9	16	16	12	28
Refranchised	(114)	114	—	(53)	53	—
Acquired from franchisees	—	—	—	1	(1)	—
Closed	(1)	(1)	(2)	(1)	(6)	(7)

End of period	848	1,372	2,220	1,153	1,080	2,233

% of system	38%	62%	100%	52%	48%	100%
Qdoba:
Beginning of period	188	337	525	157	353	510
New	11	19	30	3	7	10
Acquired from franchisees	22	(22)	—	—	—	—
Closed	—	(6)	(6)	—	(15)	(15)

End of period	221	328	549	160	345	505

% of system	40%	60%	100%	32%	68%	100%
Consolidated:

Total system	1,069	1,700	2,769	1,313	1,425	2,738

% of system	39%	61%	100%	48%	52%	100%
Revenues
     As we execute our refranchising strategy, which includes the sale of restaurants to franchisees, we expect the number of Jack in the Box company-operated restaurants and the related sales to continually decrease while revenues from franchise restaurants increase. As such, company restaurant sales decreased $67.1 million, or 17.3%, in the quarter and $142.2 million, or 15.8%, year-to-date, reflecting the decline in the number of Jack in the Box company-operated restaurants. This decrease was partially offset by increases in same-store sales at Jack in the Box and Qdoba restaurants and an increase in the number of Qdoba company-operated restaurants. The following table represents the approximate impact of these increases (decreases) on restaurant sales (in thousands):

	Quarter	Year-to-Date
Reduction in the average number of Jack in the Box company-operated restaurants	$(101,100)	$(209,000)
Jack in the Box per-store average (“PSA”) sales increase	21,200	44,400
Qdoba	12,800	22,400

Total decrease in restaurant sales	$(67,100)	$(142,200)

     Same-store sales at Jack in the Box company-operated restaurants grew 0.8% in the quarter and 1.2% year-to-date as follows:

	Quarter	Year-to-Date
Increase in transactions	0.1%	0.7%
Average check growth (1)	0.7%	0.5%

(1)	Includes price increases of approximately 1.3% in the quarter and year-to-date compared with a year ago.
     Distribution sales to Jack in the Box and Qdoba franchisees grew $30.6 million in the quarter and $72.7 million year-to-date from a year ago. The increase reflects a higher number of Jack in the Box franchise restaurants that purchase ingredients and supplies from our distribution centers, which contributed additional sales of approximately $28.0 million and $64.2 million, respectively. Higher commodity prices also contributed to the increase in distribution sales in both periods.
     Franchise revenues increased $11.9 million, or 23.5%, in the quarter and $28.4 million, or 24.6%, year-to-date due primarily to a 28.6% and 26.0% increase in the average number of Jack in the Box franchise restaurants, which contributed additional royalties and rents of approximately $12.6 million and $26.4 million, respectively. In addition, year-to-date increases in the number of restaurants sold to and developed by franchisees resulted in higher revenues from initial franchise fees. These increases were partially offset by an increase in re-image contributions to franchisees, which are recorded as a reduction of franchise revenues. The following table reflects the detail of our franchise revenues in each period and other information we believe is useful in analyzing the change in franchise revenues (in thousands):

	Quarter		Year-to-Date
	April 17,	April 11,	April 17,	April 11,
	2011	2010	2011	2010

Royalties	$25,120	$20,352	$56,345	$46,386
Rents	36,643	28,190	82,726	65,046
Re-image contributions to franchisees	(1,435)	(95)	(2,715)	(650)
Franchise fees and other	2,203	2,196	7,296	4,467

Franchise revenues	$62,531	$50,643	$143,652	$115,249

Increase (decrease) in Jack in the Box franchise-operated same-store sales	(0.3%)	(7.3%)	0.4%	(9.4%)

Royalties as a percentage of estimated franchise restaurant sales:
Jack in the Box	5.3%	5.3%	5.3%	5.3%
Qdoba	5.0%	5.0%	5.0%	5.0%
Operating Costs and Expenses
     Food and packaging costs increased to 33.4% of company restaurant sales in the quarter and 32.9% year-to-date from 31.5% and 31.6%, respectively, a year ago. Overall commodity costs at our Jack in the Box restaurants increased approximately 5.0% in the quarter and 3.4% year-to-date, driven by higher costs for beef, cheese, pork, dairy, shortening and produce, partially offset by lower costs for poultry and bakery. Additionally, the unfavorable impact of product mix and promotions was partially offset by the benefit of higher prices.
     Payroll and employee benefit costs were 30.5% of company restaurant sales in the quarter and 30.7% year-to-date, compared to 30.2% and 30.4%, respectively, in 2010, reflecting higher levels of staffing designed to improve the guest experience. In addition, increases in unemployment taxes in several states in which we operate negatively impacted these costs.
     Occupancy and other costs were 23.8% of company restaurant sales in the quarter and 24.0% year-to-date compared with 23.1% and 23.3%, respectively, last year. The higher percentage in 2011 primarily relates to guest service initiatives and higher rent expense as a percentage of sales resulting from a greater proportion of company-operated Qdoba restaurants compared with last year. These increases were partially offset by lower utilities expense.
     Distribution costs increased $30.9 million in the quarter and $72.9 million year-to-date, primarily reflecting an increase in the related sales. In the quarter, these costs were 100.4% of distribution sales in 2011 compared with 100.2% a year ago primarily reflecting lower PSA volumes. Year-to-date, these costs remained fairly consistent as a percentage of the related sales decreasing slightly to 100.4% from 100.5% last year.
     Franchise costs, principally rents and depreciation on properties leased to Jack in the Box franchisees, increased $8.2 million to 50.1% of the related revenues in the quarter and $17.2 million to 48.5% year-to-date, from 45.6% of the related revenues in each period a year ago. The percentage increase is primarily due to higher depreciation and rent expense as a greater proportion of properties are leased to franchisees and the impact of higher re-image contributions, which were partially offset year-to-date by leverage from higher franchise fee revenue.

     The following table presents the change in selling, general and administrative (“SG&A”) expenses compared with the prior year (in thousands):

	Increase/(Decrease)
	Quarter	Year-to-Date

Advertising	$(4,221)	$(6,734)
Refranchising strategy	(713)	(5,058)
Incentive compensation	1,651	3,717
Cash surrender value of COLI policies, net	(599)	(1,613)
Pension and postretirement benefits	(1,209)	(2,821)
Qdoba general and administrative	1,642	3,056
Hurricane Ike insurance proceeds in 2010	—	1,004
Other	1,326	2,534

	$(2,123)	$(5,915)

     Our refranchising strategy has resulted in a decrease in the number of company-operated restaurants and the related overhead expenses to manage and support those restaurants. As such, advertising costs, which are primarily contributions to our marketing fund determined as a percentage of restaurant sales, decreased at Jack in the Box and were partially offset by higher advertising expense at Qdoba due to sales growth and timing. The increase in our incentive compensation accruals in 2011 reflects the expected improvement in the Company’s results compared with performance goals. Changes in the cash surrender value of our company-owned life insurance (“COLI”) policies, net of changes in our non-qualified deferred compensation obligation supported by these policies are subject to market fluctuations and positively impacted SG&A by $1.3 million in the quarter and $4.4 million year-to-date compared to $0.7 million and $2.8 million, respectively, a year ago. The decrease in pension and postretirement benefits expense principally relates to changes to the Company’s pension plan whereby participants will no longer accrue benefits after December 31, 2015. The increase in Qdoba costs is primarily due to higher pre-opening expenses and overhead to support our growing company-operated restaurant base.
     Impairment and other charges, net is comprised of the following (in thousands):

	Quarter		Year-to-Date
	April 17,	April 11,	April 17,	April 11,
	2011	2010	2011	2010

Impairment charges	$878	$895	$1,167	$1,503
Losses on the disposition of property and equipment, net	2,628	1,178	5,424	2,360
Costs of closed restaurants (primarily lease obligations) and other	988	1,379	1,499	2,268

	$4,494	$3,452	$8,090	$6,131

     Impairment and other charges, net increased $1.0 million in the quarter and $2.0 million year-to-date from a year ago due primarily to losses associated with our ongoing re-image program, which is targeted to be completed by the end of 2011, and the rollout of signage related to our new logo.
     Gains on the sale of company-operated restaurants to franchisees, net are detailed in the following table (dollars in thousands):

	Quarter		Year-to-Date
	April 17,	April 11,	April 17,	April 11,
	2011	2010	2011	2010

Number of restaurants sold to franchisees	26	30	114	53

Gains on the sale of company-operated restaurants	$878	$2,987	$28,750	$12,367

Average gain on restaurants sold	$34	$100	$252	$233
     Gains were impacted by the number of restaurants sold and the specific sales and cash flows of those restaurants, which affected the changes in average gains recognized.

Interest Expense, Net
     Interest expense, net is comprised of the following (in thousands):

	Quarter		Year-to-Date
	April 17,	April 11,	April 17,	April 11,
	2011	2010	2011	2010

Interest expense	$4,204	$4,125	$9,151	$9,897
Interest income	(259)	(252)	(595)	(589)

Interest expense, net	$3,945	$3,873	$8,556	$9,308

     Interest expense, net increased slightly in the quarter and decreased $0.7 million year-to-date compared with last year primarily reflecting lower average interest rates and borrowings compared to a year ago, offset in the quarter by interest expense incurred in connection with FFE.
Income Taxes
     The tax rate decreased to 32.8% in the quarter and 34.8% year-to-date, compared with 35.2% and 36.1%, respectively, in 2010. The decreases are due primarily to the impact of the market performance of insurance investment products used to fund certain non-qualified retirement plans. Changes in the cash value of the insurance products are not included in taxable income. We expect the fiscal year tax rate to be approximately 35%. The final annual tax rate cannot be determined until the end of the fiscal year; therefore, the actual rate could differ from our current estimates.
Net Earnings
     Net earnings were $6.8 million, or $0.13 per diluted share, in the quarter compared with $17.7 million, or $0.32 per diluted share, a year ago. Year-to-date, net earnings were $39.2 million, or $0.75 per diluted share, compared with $41.9 million, or $0.74 per diluted share, a year ago.
LIQUIDITY AND CAPITAL RESOURCES
General
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
     Cash and cash equivalents increased $4.1 million to $14.7 million at the end of the quarter from $10.6 million at the beginning of the fiscal year. This increase is primarily due to cash flows provided by operating activities, proceeds and collections of notes receivable from the sale of restaurants to franchisees, and borrowings under our revolving credit facility, offset in part by cash used to repurchase common stock, purchase property and equipment and acquire Qdoba franchise-operated restaurants. We generally reinvest available cash flows from operations to improve our restaurant facilities and develop new restaurants, to reduce debt and to repurchase shares of our common stock.

Cash Flows
      The table below summarizes our cash flows from operating, investing and financing activities (in thousands):

	Year-to-Date
	April 17,	April 11,
	2011	2010

Total cash provided by (used in):
Operating activities:
Continuing operations	$81,844	$26,646
Discontinued operations	—	(2,172)
Investing activities	(26,905)	(5,944)
Financing activities	(50,834)	(59,071)

Increase (decrease) in cash and cash equivalents	$4,105	$(40,541)

     Operating Activities. Operating cash flows from continuing operations increased $55.2 million compared with a year ago due primarily to the timing of property rent payments and a reduction in bonus and estimated income tax payments.
     Investing Activities. Cash used in investing activities increased $21.0 million compared with a year ago due primarily to an increase in capital expenditures and cash used to acquire Qdoba franchise-operated restaurants in 2011, partially offset by an increase in the number of restaurants sold to franchisees and collections of notes receivables related to prior year refranchising activity.
     Assets Held for Sale and Leaseback — We use sale and leaseback financing to lower the initial cash investment in our Jack in the Box restaurants to the cost of the equipment, whenever possible. In 2011 we sold and leased back 12 restaurants, generating proceeds of $21.8 million compared with 19 restaurants and $36.0 million a year ago. As of April 17, 2011, we had cash investments of $51.3 million in 56 operating and under-construction restaurant properties that we expect to sell during the next twelve months.
     Capital Expenditures — Our capital expenditure program includes, among other things, investments in new locations, restaurant remodeling, new equipment and information technology enhancements. The composition of capital expenditures in each period is as follows (in thousands):

	Year-to-Date
	April 17,	April 11,
	2011	2010

Jack in the Box:
New restaurants	$3,905	$15,901
Restaurant facility improvements	51,734	17,769
Other, including corporate	5,868	4,482
Qdoba	12,622	4,480

Total capital expenditures	$74,129	$42,632

     Capital expenditures increased compared to a year ago due primarily to an increase in spending related to our Jack in the Box re-image program and new logo rollout, as well as new Qdoba restaurants, partially offset by a decrease in spending for new Jack in the Box locations. We expect fiscal 2011 capital expenditures to be approximately $125-$135 million, including investment costs related to the Jack in the Box restaurant re-image program. We plan to open approximately 18 Jack in the Box and 25 Qdoba company-operated restaurants in 2011.

     Sale of Company-Operated Restaurants — We have continued to expand franchise ownership in the Jack in the Box system primarily through the sale of company-operated restaurants to franchisees. The following table details proceeds received in connection with our refranchising activities (dollars in thousands):

	Year-to-Date
	April 17,	April 11,
	2011	2010

Number of restaurants sold to franchisees	114	53

Cash	$49,588	$19,093
Notes receivable	—	2,730

Total proceeds	$49,588	$21,823

Average proceeds	$435	$412
     In certain instances, we may provide financing to facilitate the closing of certain transactions. As of April 17, 2011, the notes receivable balance related to prior year refranchisings was $10.9 million, $4.3 million of which is expected to be fully repaid by the end of the fiscal year. We expect total proceeds of $85-$95 million from the sale of 175-225 Jack in the Box restaurants in 2011.
     Acquisition of Franchise-Operated Restaurants — In 2011, we acquired 20 Qdoba franchise-operated restaurants in the Indianapolis market and two in Northern Florida for approximately $21.5 million. The purchase price was allocated primarily to goodwill, property and equipment and reacquired franchise rights. For additional information, refer to Note 2, Summary of Refranchisings, Franchisee Development and Acquisitions, of the notes to the condensed consolidated financial statements.
     Financing Activities. Cash used in financing activities decreased $8.2 million compared with a year ago primarily attributable to lower principal repayments on debt and an increase in borrowings under our revolving credit facility, offset in part by the change in our book overdraft related to the timing of working capital receipts and disbursements and an increase in cash used to repurchase shares of the Company’s common stock.
     Credit Facility — Our credit facility is comprised of (i) a $400.0 million revolving credit facility and (ii) a $200.0 million term loan maturing on June 29, 2015, initially both with London Interbank Offered Rate (“LIBOR”) plus 2.50%. As part of the credit agreement, we may also request the issuance of up to $75.0 million in letters of credit, the outstanding amount of which reduces the net borrowing capacity under the agreement. The credit facility requires the payment of an annual commitment fee based on the unused portion of the credit facility. The credit facility’s interest rates and the annual commitment rate are based on a financial leverage ratio, as defined in the credit agreement. We may make voluntary prepayments of the loans under the revolving credit facility and term loan at any time without premium or penalty. Specific events, such as asset sales, certain issuances of debt and insurance and condemnation recoveries, may trigger a mandatory prepayment.
     We are subject to a number of customary covenants under our credit facility, including limitations on additional borrowings, acquisitions, loans to franchisees, capital expenditures, lease commitments, stock repurchases, dividend payments and requirements to maintain certain financial ratios. We were in compliance with all covenants as of April 17, 2011.
     At April 17, 2011, we had $192.5 million outstanding under the term loan, borrowings under the revolving credit facility of $207.0 million and letters of credit outstanding of $35.8 million.
     Franchise Financing Entity Facility — FFE has a $100.0 million lending program comprised of a $20.0 million commitment from the Company in the form of a capital note and an $80.0 million Senior Secured Revolving Securitization Facility (“FFE Facility”) entered into with a third party. The FFE Facility is a 12-month revolving loan and security agreement bearing a variable interest rate. As of April 17, 2011, we have contributed $8.0 million to FFE, $6.7 million of which has been used to assist franchisees in reimaging their restaurants, and FFE has not borrowed against its third party revolving credit facility.
     Interest Rate Swaps — To reduce our exposure to rising interest rates under our credit facility, we consider interest rate swaps. In August 2010, we entered into two forward looking swaps that will effectively convert $100.0 million of our variable rate term loan to a fixed-rate basis beginning September 2011 through September 2014. Based on the term loan applicable margin of 2.50% as of April 17, 2011, these agreements would have an average pay rate of 1.54%, yielding an “all-in” fixed rate of 4.04%. From March 2007 to April 2010, we held two interest rate swaps that effectively converted $200.0 million of our variable rate term loan borrowings to a fixed-rate basis. For additional information related to our interest rate swaps, refer to Note 4, Derivative Instruments, of the notes to the condensed consolidated financial statements.
     Repurchases of Common Stock — In November 2010, the Board of Directors approved a program to repurchase up to $100.0 million in shares of our common stock expiring November 2011. During 2011, we repurchased approximately 3.5 million shares at an aggregate cost of $75.0 million. As of April 17, 2011, the aggregate remaining amount authorized for repurchase was $25.0 million. In May 2011, the Board of Directors authorized a new program to repurchase up to $100.0 million in shares of our common stock expiring November 2012.
Off-Balance Sheet Arrangements
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
DISCUSSION OF CRITICAL ACCOUNTING ESTIMATES
     We have identified the following as our most critical accounting estimates, which are those that are most important to the portrayal of the Company’s financial condition and results and that require management’s most subjective and complex judgments. Information regarding our other significant accounting estimates and policies is disclosed in Note 1 of our most recent Annual Report on Form 10-K filed with the SEC.
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
     Retirement Benefits — Our defined benefit and other postretirement plans’ costs and liabilities are determined using several statistical and other factors, which attempt to anticipate future events, including assumptions about the discount rate and expected return on plan assets. We determine and set our discount rate annually, with assistance from our actuaries, by considering the average of pension yield curves constructed of a population of high-quality bonds with a Moody’s or Standard and Poor’s rating of “AA” or better meeting certain other criteria. As of October 3, 2010, our discount rate was 5.82% for our defined benefit and postretirement benefit plans. Our expected long-term rate of return on assets is determined taking into consideration our projected asset allocation and economic forecasts prepared with the assistance of our actuarial consultants. As of October 3, 2010, our assumed expected long-term rate of return was 7.75% for our qualified defined benefit plan. The actuarial assumptions used may differ materially from actual results due to changing market and economic conditions, higher or lower turnover and retirement rates or longer or shorter life spans of participants. These differences may affect the amount of pension expense we record. A hypothetical 25 basis point reduction in the assumed discount rate and expected long-term rate of return on plan assets would have resulted in an estimated increase of $2.7 million and $0.7 million, respectively, in our fiscal 2011 pension and postretirement plan expense. We expect our pension and postretirement expense to decrease in fiscal 2011 principally due to the curtailment of our qualified plan, which will be partially offset by a decrease in our discount rate from 6.16% to 5.82%.
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
     Restaurant Closing Costs — Restaurant closing costs consist of net future lease commitments and expected ancillary costs. We record a liability for the net present value of any remaining lease obligations, less estimated sublease income, at the date we cease using a property. Subsequent adjustments to the liability as a result of changes in estimates of sublease income or lease cancellations are recorded in the period incurred. The estimates we make related to sublease income are subject to a high degree of judgment and may differ from actual sublease income due to changes in economic conditions, desirability of the sites and other factors.
     Share-based Compensation — We offer share-based compensation plans to attract, retain and motivate key officers, employees and non-employee directors to work toward the financial success of the Company. Share-based compensation cost for our stock option grants is estimated at the grant date based on the award’s fair-value as calculated by an option pricing model and is recognized as expense ratably over the requisite service period. The option pricing models require various highly judgmental assumptions, including volatility, forfeiture rates and expected option life. If any of the assumptions used in the model change significantly, share-based compensation expense may differ materially in the future from that recorded in the current period.
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
CAUTIONARY STATEMENTS REGARDING FORWARD-LOOKING STATEMENTS
     This report contains forward-looking statements within the meaning of the federal securities laws. Forward-looking statements use such words as “anticipate,” “assume,” “believe,” “estimate,” “expect,” “forecast,” “goals,” “guidance,” “intend,” “plan,” “project,” “may,” “will,” “would” and similar expressions. These statements are based on management’s current expectations and are subject to risks and uncertainties, which may cause actual results to differ materially from expectations. You should not rely unduly on forward-looking statements. All forward-looking statements are made only as of the date issued. The estimates and assumptions underlying those forward-looking statements can and do change. We do not undertake any obligation to update any forward-looking statements. We caution the reader that the following important factors and the important factors described in the “Discussion of Critical Accounting Estimates,” and in other sections in this Form 10-Q and in our Annual Report on Form 10-K and other Securities and Exchange Commission filings, could cause our results to vary materially from those expressed in any forward-looking statement:

•	Any widespread publicity, whether or not based in fact, about public health issues or pandemics, or the prospect of such events, which negatively affects consumer perceptions about the health, safety or quality of food and beverages served at our restaurants may adversely affect our results.

•	Food service businesses such as ours may be materially and adversely affected by changes in national and regional political and economic conditions. Unstable economic conditions, including inflation, lower levels of consumer confidence, low levels of employment, decreased consumer spending and changes in discretionary spending priorities may adversely impact our sales, operating results and profits.

•	Costs may exceed projections, including costs for food ingredients, labor (including increases in minimum wage, workers’ compensation, healthcare and other insurance), fuel, utilities, real estate, insurance, equipment, technology and construction of new and remodeled restaurants. Inflationary pressures affecting the cost of commodities may adversely affect our food costs and our operating margins. Because a significant number of our restaurants are company-operated, we may have greater exposure to operating cost issues than if we were more heavily franchised.

•	Regulatory changes, such as the federal healthcare legislation or possible changes to labor or other laws and regulations, could result in increased operating costs.

•	There can be no assurances that new interior and exterior designs, kitchen enhancements or new equipment will foster increases in sales at remodeled restaurants and yield the desired return on investment.

•	There can be no assurances that our growth objectives in the regional markets in which we operate restaurants will be met or that new facilities will be profitable. Development delays, sales softness and restaurant closures may have a material adverse effect on our results of operations. The development and profitability of restaurants can be adversely affected by many factors, including the ability of the Company and its franchisees to select and secure suitable sites on satisfactory terms, costs of construction, and general business and economic conditions. In addition, tight credit markets may negatively impact the ability of franchisees to fulfill their restaurant development commitments.

•	There can be no assurances that we will be able to effectively respond to aggressive competition from numerous and varied competitors (some with significantly greater financial resources) in all areas of business, including new concepts, facility design, competition for labor, new product introductions, customer service initiatives, promotions (including value promotions) and discounting. Additionally, the trend toward convergence in grocery, deli, convenience store and other types of food services may increase the number of our competitors. Such increased competition could decrease the demand for our products and negatively affect our sales and profitability. Moreover, there can be no assurance of the success of any new products, initiatives or overall strategies that we choose to pursue.

•	The realization of gains from the sale of company-operated restaurants to existing and new franchisees depends upon various factors, including sales trends, cost trends and economic conditions. The financing market, including the cost and availability of borrowed funds and the terms required by lenders, can impact the ability of franchisee candidates to purchase franchises and can potentially impact the sales prices and number of franchises sold. The number of franchises sold and the amount of gain realized from the sale of an on-going business may not be consistent from quarter to quarter and may not meet expectations.

•	As the number of franchisees increases, our revenues derived from rents and royalties at franchise restaurants will increase, as well as the risk that revenues could be negatively impacted by defaults in payment of rents and royalties.

•	Franchisee business obligations may not be limited to the operation of Jack in the Box or Qdoba restaurants, making them subject to business and financial risks unrelated to the operation of their restaurants. These unrelated risks could adversely affect a franchisee’s ability to make full or timely payments to us.

•	The costs related to legal claims such as class actions involving employees, franchisees, shareholders or consumers, including costs related to potential settlement or judgments, may adversely affect our results.

•	Changes in accounting standards, policies or practices or related interpretations by auditors or regulatory entities, including changes in tax accounting or tax laws, may adversely affect our results.

•	The costs or exposures associated with maintaining the security of information and the use of cashless payments may exceed expectations. Such risks include increased investment in technology and costs of compliance with consumer protection and other laws.

•	Many factors affect the trading price of our stock, including factors over which we have no control, such as the current financial environment, government actions, reports on the economy as well as negative or positive announcements by competitors, regardless of whether the report relates directly to our business.

•	Significant demographic changes, adverse weather, political conditions such as terrorist activity or the effects of war, other significant events (particularly in California and Texas where nearly 70% of our Jack in the Box system restaurants are located), new legislation, governmental regulation, the possibility of unforeseen events affecting the food service industry in general and other factors over which we have no control can each adversely affect our results of operation.
     This discussion of uncertainties is by no means exhaustive but is intended to highlight some important factors that may materially affect our results.
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
     Our primary exposure to risks relating to financial instruments is changes in interest rates. Our credit facility, which is comprised of a revolving credit facility and a term loan, bears interest at an annual rate equal to the prime rate or LIBOR plus an applicable margin based on a financial leverage ratio. As of April 17, 2011, the applicable margin for the LIBOR-based revolving loans and term loan was set at 2.50%.
     We use interest rate swap agreements to reduce exposure to interest rate fluctuations. In August 2010, we entered into two interest rate swap agreements that will effectively convert $100.0 million of our variable rate term loan borrowings to a fixed-rate basis beginning September 2011 through September 2014. Based on the term loan’s applicable margin of 2.50% as of April 17, 2011, these agreements would have an average pay rate of 1.54%, yielding an “all-in” fixed rate of 4.04%.
     A hypothetical 100 basis point increase in short-term interest rates, based on the outstanding balance of our revolving credit facility and term loan at April 17, 2011, would result in an estimated increase of $4.0 million in annual interest expense.
     We are also exposed to the impact of commodity and utility price fluctuations related to unpredictable factors such as weather and various other market conditions outside our control. Our ability to recover increased costs through higher prices is limited by the competitive environment in which we operate. From time to time, we enter into futures and option contracts to manage these fluctuations. At April 17, 2011, we had no such contracts in place.
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
     Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we evaluated the effectiveness of our disclosure controls and procedures, as such term is defined under Securities and Exchange Act Rules 13a-15(e). Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of the end of the period covered by this quarterly report.
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

PART II. OTHER INFORMATION
     There is no information required to be reported for any items under Part II, except as follows:
ITEM 1. LEGAL PROCEEDINGS
     The Company is subject to normal and routine legal proceedings, including litigation. We have reserves for certain of these legal proceedings; however, the outcomes of such proceedings are subject to inherent uncertainties. Based on current information, including our reserves and insurance coverage, management believes that the ultimate liability from all pending legal proceedings, individually and in the aggregate, will not have a material adverse effect on the Company’s operating results, financial position or liquidity.
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
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
     Our credit agreement provides for $500.0 million for the potential payment of cash dividends and stock repurchases, subject to certain limitations based on our leverage ratio as defined in our credit agreement. As of April 17, 2011, the aggregate remaining amount authorized and available under our credit agreement was $378.0 million.
     Dividends. We did not pay any cash or other dividends during the last two fiscal years and do not anticipate paying dividends in the foreseeable future.
     Stock Repurchases. In November 2010, the Board of Directors approved a program to repurchase up to $100.0 million in shares of our common stock expiring November 2011. As of April 17, 2011, the aggregate remaining amount authorized for repurchase was $25.0 million. The following table summarizes shares repurchased pursuant to this program during the quarter ended April 17, 2011:

			(c)
			Total number
			of shares	(d)
	(a)	(b)	purchased as	Maximum dollar
	Total number	Average	part of publicly	value that may yet
	of shares	price paid	announced	be purchased under
	purchased	per share	programs	these programs
				$50,000,012
January 24, 2011 - February 20, 2011	—	—	—	$50,000,012
February 21, 2011 - March 20, 2011	696,800	$22.19	696,800	$34,523,720
March 21, 2011 - April 17, 2011	427,712	$22.24	427,712	$25,000,022

Total	1,124,512	$22.21	1,124,512

      In May 2011, the Board of Directors authorized a new program to repurchase up to $100.0 million in shares of our common stock expiring November 2012.

ITEM 6. EXHIBITS

Number	Description
3.1	Restated Certificate of Incorporation, as amended, which is incorporated herein by reference from the registrant’s Annual Report on Form 10-K for the fiscal year ended October 3, 1999.

3.1.1	Certificate of Amendment of Restated Certificate of Incorporation, which is incorporated herein by reference from the registrant’s Current Report on Form 8-K dated September 21, 2007.

3.2	Amended and Restated Bylaws, which are incorporated herein by reference from the registrant’s Current Report on Form 8-K dated May 11, 2010.

10.15(a)	Memorandum of Understanding clarifying date of employment with Qdoba Restaurant Corporation, which is incorporated herein by reference from the registrant’s Quarterly Report on Form 10-Q for the quarter ended January 23, 2011.

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema Document

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

*	In accordance with Regulation S-T, the XBRL-related information in Exhibit 101 to this Quarterly Report on Form 10-Q shall be deemed to be “furnished” and not “filed.”

SIGNATURE
     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

JACK IN THE BOX INC.
By:	/S/ JERRY P. REBEL
Jerry P. Rebel
Executive Vice President and Chief Financial Officer (principal financial officer) (Duly Authorized Signatory)

Date: May 19, 2011