Form 10-Q
period 2011-07-10
JACK IN THE BOX INC /NEW/
filed 2011-08-11
CIK 807882

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 10, 2011

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

Yes  ☐    No  ☑

As of the close of business August 5, 2011, 46,385,371 shares of the registrant’s common stock were outstanding.

JACK IN THE BOX INC. AND SUBSIDIARIES

PART I. FINANCIAL INFORMATION

ITEM 1.	CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JACK IN THE BOX INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Dollars in thousands, except per share data)

(Unaudited)

	July 10, 2011	October 3, 2010
ASSETS
Current assets:
Cash and cash equivalents	$12,026	$10,607
Accounts and other receivables, net	72,219	81,150
Inventories	38,145	37,391
Prepaid expenses	34,937	36,100
Deferred income taxes	46,987	46,185
Assets held for sale	42,689	59,897
Other current assets	2,301	3,592

Total current assets	249,304	274,922

Property and equipment, at cost	1,525,532	1,562,729
Less accumulated depreciation and amortization	(671,857)	(684,690)

Property and equipment, net	853,675	878,039
Other assets, net	295,993	254,131

	$1,398,972	$1,407,092

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current maturities of long-term debt	$21,148	$13,781
Accounts payable	72,986	101,216
Accrued liabilities	166,191	168,186

Total current liabilities	260,325	283,183

Long-term debt, net of current maturities	426,401	352,630
Other long-term liabilities	256,891	250,440
Deferred income taxes	41	376
Stockholders’ equity:
Preferred stock $0.01 par value, 15,000,000 shares authorized, none issued	—	—
Common stock $0.01 par value, 175,000,000 shares authorized, 74,888,758 and 74,461,632 issued, respectively	749	745
Capital in excess of par value	199,700	187,544
Retained earnings	1,040,367	982,420
Accumulated other comprehensive loss, net	(74,233)	(78,787)
Treasury stock, at cost, 28,109,052 and 21,640,400 shares, respectively	(711,269)	(571,459)

Total stockholders’ equity	455,314	520,463

	$1,398,972	$1,407,092

See accompanying notes to condensed consolidated financial statements.

JACK IN THE BOX INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS

(In thousands, except per share data)

(Unaudited)

	Quarter		Year-to-Date
	July 10,	July 4,	July 10,	July 4,
	2011	2010	2011	2010
Revenues:
Company restaurant sales	$326,033	$376,143	$1,084,182	$1,276,538
Distribution sales	125,704	94,039	393,753	289,419
Franchise revenues	67,542	53,112	211,194	168,361

	519,279	523,294	1,689,129	1,734,318

Operating costs and expenses, net:
Company restaurant costs:
Food and packaging	110,596	119,642	359,725	404,285
Payroll and employee benefits	96,723	114,526	329,235	388,011
Occupancy and other	78,100	88,381	259,896	298,422

Total company restaurant costs	285,419	322,549	948,856	1,090,718
Distribution costs	126,063	94,652	395,242	290,931
Franchise costs	31,589	23,798	101,268	76,310
Selling, general and administrative expenses	51,344	57,031	170,854	182,450
Impairment and other charges, net	2,101	7,103	10,191	13,234
Gains on the sale of company-operated restaurants	(10,190)	(23,687)	(38,940)	(36,054)

	486,326	481,446	1,587,471	1,617,589

Earnings from operations	32,953	41,848	101,658	116,729
Interest expense, net	4,016	2,421	12,573	11,729

Earnings before income taxes	28,937	39,427	89,085	105,000
Income taxes	10,192	15,185	31,138	38,830

Net earnings	$18,745	$24,242	$57,947	$66,170

Net earnings per share:
Basic	$0.39	$0.44	$1.15	$1.19
Diluted	$0.38	$0.44	$1.13	$1.18
Weighted-average shares outstanding:
Basic	48,498	54,937	50,435	55,478
Diluted	49,252	55,711	51,225	56,264

See accompanying notes to condensed consolidated financial statements.

JACK IN THE BOX INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollars in thousands)

(Unaudited)

	Year-to-Date
	July 10,	July 4,
	2011	2010
Cash flows from operating activities:
Net earnings	$57,947	$66,170
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	74,342	76,643
Deferred finance cost amortization	1,954	1,063
Deferred income taxes	(7,771)	(5,758)
Share-based compensation expense	6,755	7,564
Pension and postretirement expense	18,343	22,373
Gains on cash surrender value of company-owned life insurance	(8,287)	(1,006)
Gains on the sale of company-operated restaurants	(38,940)	(36,054)
Gain on the acquisition of franchise-operated restaurants	(426)	—
Impairment charges	1,684	4,083
Losses on the disposition of property and equipment, net	6,084	5,858
Loss on early retirement of debt	—	513
Changes in assets and liabilities, excluding acquisitions and dispositions:
Accounts and other receivables	(14,198)	(9,746)
Inventories	(754)	(2,252)
Prepaid expenses and other current assets	2,453	(23,002)
Accounts payable	(3,071)	(3,555)
Pension and postretirement contributions	(3,522)	(18,715)
Other	(577)	(36,298)

Cash flows provided by operating activities from continuing operations	92,016	47,881
Cash flows used in operating activities from discontinued operations	—	(2,172)

Cash flows provided by operating activities	92,016	45,709

Cash flows from investing activities:
Purchases of property and equipment	(99,485)	(62,173)
Proceeds from the sale of company-operated restaurants	76,915	52,035
Collections on notes receivable	20,014	8,074
Proceeds from assets held for sale and leaseback, net	8,311	31,333
Acquisition of franchise-operated restaurants	(22,077)	(8,115)
Other	(5,412)	2,507

Cash flows provided by (used in) investing activities	(21,734)	23,661

Cash flows from financing activities:
Borrowings on revolving credit facility	543,000	660,000
Repayments of borrowings on revolving credit facility	(453,000)	(512,000)
Proceeds from issuance of debt	—	200,000
Principal repayments on debt	(8,549)	(416,101)
Debt issuance costs	(989)	(9,126)
Proceeds from issuance of common stock	4,260	4,079
Repurchases of common stock	(138,050)	(50,000)
Excess tax benefits from share-based compensation arrangements	883	1,234
Change in book overdraft	(16,418)	12,412

Cash flows used in financing activities	(68,863)	(109,502)

Net increase (decrease) in cash and cash equivalents	1,419	(40,132)
Cash and cash equivalents at beginning of period	10,607	53,002

Cash and cash equivalents at end of period	$12,026	$12,870

See accompanying notes to condensed consolidated financial statements.

JACK IN THE BOX INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1.	BASIS OF PRESENTATION

Nature of operations — Founded in 1951, Jack in the Box Inc. (the “Company”) operates and franchises Jack in the Box® quick-service restaurants and Qdoba Mexican Grill® (“Qdoba”) fast-casual restaurants in 45 states. The following table summarizes the number of restaurants:

	July 10,	July 4,
	2011	2010
Jack in the Box:
Company-operated	735	1,094
Franchised	1,485	1,140

Total system	2,220	2,234

Qdoba:
Company-operated	229	181
Franchised	335	334

Total system	564	515

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

Fiscal year — Our fiscal year is 52 or 53 weeks ending the Sunday closest to September 30. Fiscal year 2011 includes 52 weeks while 2010 includes 53 weeks. Our first quarter includes 16 weeks and all other quarters include 12 weeks, with the exception of the fourth quarter of fiscal 2010, which includes 13 weeks. All comparisons between 2011 and 2010 refer to the twelve weeks (“quarter”) and forty weeks (“year-to-date”) ended July 10, 2011 and July 4, 2010, respectively, unless otherwise indicated.

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

Refranchisings and franchisee development — The following is a summary of the number of Jack in the Box restaurants sold to franchisees, the number of restaurants developed by franchisees and the related gains and fees recognized (dollars in thousands):

	Quarter		Year-to-Date
	July 10,	July 4,	July 10,	July 4,
	2011	2010	2011	2010
Restaurants sold to franchisees	112	58	226	111
New restaurants opened by franchisees	12	10	40	29
Initial franchise fees	$5,130	$2,583	$11,009	$5,558
Proceeds from the sale of company-operated restaurants:
Cash	$27,327	$32,942	$76,915	$52,035
Notes receivable	—	—	—	2,730

	27,327	32,942	76,915	54,765
Net assets sold (primarily property and equipment)	(16,372)	(8,585)	(36,244)	(17,597)
Goodwill related to the sale of company-operated restaurants	(556)	(670)	(1,522)	(1,114)
Other	(209)	—	(209)	—

Gains on the sale of company-operated restaurants	$10,190	$23,687	$38,940	$36,054

Franchise acquisitions — During fiscal 2011, we acquired 24 Qdoba franchise-operated restaurants, 22 in the second quarter and two in the third quarter, consistent with our strategy to opportunistically acquire Qdoba franchise markets where we believe there is continued opportunity for restaurant development. The acquisition in the third quarter did not have a material impact on our consolidated financial statements. The purchase price allocations were based on fair value estimates determined using significant unobservable inputs (Level 3). The goodwill recorded relates primarily to the second quarter acquisition of 20 restaurants in Indianapolis and is largely attributable to the growth potential of the market. The following table provides detail of the combined allocations (in thousands):

Property and equipment	$4,858
Reacquired franchise rights	280
Liabilities assumed	(74)
Goodwill	17,439
Gain on the acquisition of franchise-operated restaurants	(426)

Total	$22,077

In 2010, we acquired 16 Qdoba restaurants from a franchisee for net consideration of $8.1 million. The purchase price was allocated to property and equipment, reacquired franchise rights and goodwill.

JACK IN THE BOX INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

3.	FAIR VALUE MEASUREMENTS

Financial assets and liabilities — The following table presents the financial assets and liabilities measured at fair value on a recurring basis as of July 10, 2011 (in thousands):

		Fair Value Measurements
		Quoted Prices
		in Active	Significant
		Markets for	Other	Significant
		Identical	Observable	Unobservable
		Assets	Inputs	Inputs
	Total	(Level 1)	(Level 2)	(Level 3)
Interest rate swaps (Note 4) (1)	$(1,479)	$—	$(1,479)	$—
Non-qualified deferred compensation plan (2)	(38,695)	(38,695)	—	—

Total liabilities at fair value	$(40,174)	$(38,695)	$(1,479)	$—

(1)	We entered into interest rate swaps to reduce our exposure to rising interest rates on our variable debt. The fair value of our interest rate swaps is based upon valuation models as reported by our counterparties.
(2)	We maintain an unfunded defined contribution plan for key executives and other members of management excluded from participation in our qualified savings plan. The fair value of this obligation is based on the closing market prices of the participants’ elected investments.

The fair values of each of our long-term debt instruments are based on quoted market values, where available, or on the amount of future cash flows associated with each instrument, discounted using our current borrowing rate for similar debt instruments of comparable maturity. The estimated fair values of our term loan and capital lease obligations approximated their carrying values as of July 10, 2011.

Non-financial assets and liabilities — The Company’s non-financial instruments, which primarily consist of property and equipment, goodwill and intangible assets, are reported at carrying value and are not required to be measured at fair value on a recurring basis. However, on a periodic basis (at least annually for goodwill and semi-annually for property and equipment) or whenever events or changes in circumstances indicate that their carrying value may not be recoverable, non-financial instruments are assessed for impairment. If applicable, the carrying values of the assets are written down to fair value. In connection with our impairment reviews during fiscal 2011, no material fair value adjustments were required. Refer to Note 5, Impairment, Disposition of Property and Equipment, and Restaurant Closing Costs, for additional information regarding impairment charges.

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

We are also exposed to the impact of utility price fluctuations related to unpredictable factors such as weather and various other market conditions outside our control. From time to time, we enter into futures and option contracts to manage these fluctuations. These contracts have not been designated as hedging instruments under the FASB authoritative guidance for derivative instruments and hedging. We have not entered into any such contracts during 2011, and the contracts entered into during 2010 were not material to our condensed consolidated financial statements.

JACK IN THE BOX INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Financial position — The following derivative instruments were outstanding as of the end of each period (in thousands):

	July 10, 2011		October 3, 2010
	Balance		Balance
	Sheet	Fair	Sheet	Fair
	Location	Value	Location	Value
Derivatives designated as hedging instruments:
Interest rate swaps (Note 3)	Accrued liabilities	$ (1,479)	Accrued liabilities	$ (733)

Total derivatives		$ (1,479)		$ (733)

Financial performance — The following is a summary of the gains or losses recognized on our interest rate swap derivative instruments designated as cash flow hedges (in thousands):

	Location of	Quarter		Year-to-Date
	Loss	July 10,	July 4,	July 10,	July 4,
	in Income	2011	2010	2011	2010
Gain/(loss) recognized in OCI (Note 9)	N/A	$(1,936)	$—	$(746)	$(104)
Gain/(loss) reclassified from accumulated OCI into income (Note 9)	Interest expense, net	$—	$—	$—	$(4,719)

During 2011 and 2010, our interest rate swaps had no hedge ineffectiveness.

5.	IMPAIRMENT, DISPOSITION OF PROPERTY AND EQUIPMENT, AND RESTAURANT CLOSING COSTS

Impairment — When events and circumstances indicate that our long-lived assets might be impaired and their carrying amount is greater than the undiscounted cash flows we expect to generate from such assets, we recognize an impairment loss as the amount by which the carrying value exceeds the fair value of the assets. We typically estimate fair value based on the estimated discounted cash flows of the related asset using marketplace participant assumptions. Impairment charges were not material in any period and primarily relate to certain excess Jack in the Box property and restaurants we have closed or plan to close, and in 2010 the write-down of certain underperforming Jack in the Box restaurants.

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

The following impairment and disposal costs are included in impairment and other charges, net in the accompanying condensed consolidated statements of earnings (in thousands):

	Quarter		Year-to-Date
	July 10,	July 4,	July 10,	July 4,
	2011	2010	2011	2010
Impairment charges	$517	$2,580	$1,684	$4,083
Losses on the disposition of property and equipment, net	$660	$3,498	$6,084	$5,858

JACK IN THE BOX INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Restaurant closing costs consist of future lease commitments, net of anticipated sublease rentals and expected ancillary costs, and are included in impairment and other charges, net. Total accrued restaurant closing costs, included in accrued liabilities and other long-term liabilities, changed as follows (in thousands):

	Quarter		Year-to-Date
	July 10, 2011	July 4, 2010	July 10, 2011	July 4, 2010
Balance at beginning of period	$22,163	$5,230	$25,020	$4,234
Additions and adjustments	379	310	1,163	1,934
Cash payments	(1,661)	(379)	(5,302)	(1,007)

Balance at end of period	$20,881	$5,161	$20,881	$5,161

Additions and adjustments primarily relate to revisions to sublease and cost assumptions and, in 2010, the closure of one Jack in the Box restaurant in the quarter and four year-to-date.

6.	INCOME TAXES

The income tax provisions reflect year-to-date effective tax rates of 35.0% in 2011 and 37.0% in 2010. The final annual tax rate cannot be determined until the end of the fiscal year; therefore, the actual 2011 rate could differ from our current estimates.

At July 10, 2011, our gross unrecognized tax benefits associated with uncertain income tax positions were $0.6 million, which if recognized would favorably impact the effective income tax rate. The gross unrecognized tax benefits remain unchanged from the beginning of the fiscal year. It is reasonably possible that changes to the gross unrecognized tax benefits will be required within the next twelve months. These changes relate to the possible settlement of state tax audits.

The major jurisdictions in which the Company files income tax returns include the United States and states in which we operate that impose an income tax. The federal statutes of limitations have not expired for tax years 2006 and forward. The statutes of limitations for California and Texas, which constitute the Company’s major state tax jurisdictions, have not expired for tax years 2001 and 2006, respectively, and forward. Generally, the statutes of limitations for the other state jurisdictions have not expired for tax years 2006 and forward.

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

JACK IN THE BOX INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Net periodic benefit cost — The components of net periodic benefit cost were as follows in each period (in thousands):

	Quarter		Year-to-Date
	July 10, 2011	July 4, 2010	July 10, 2011	July 4, 2010
Defined benefit pension plans:
Service cost	$2,489	$2,898	$8,298	$9,658
Interest cost	4,980	4,779	16,600	15,929
Expected return on plan assets	(4,785)	(4,088)	(15,948)	(13,626)
Actuarial loss	2,268	2,575	7,557	8,583
Amortization of unrecognized prior service cost	113	135	376	452

Net periodic benefit cost	$5,065	$6,299	$16,883	$20,996

Postretirement healthcare plans:
Service cost	$19	$25	$61	$82
Interest cost	366	331	1,220	1,104
Actuarial loss	46	15	155	49
Amortization of unrecognized prior service cost	7	42	24	142

Net periodic benefit cost	$438	$413	$1,460	$1,377

Future cash flows — Our policy is to fund our plans at or above the minimum required by law. Details regarding 2011 contributions are as follows (in thousands):

	Defined Benefit Pension Plans	Postretirement Healthcare Plans
Net year-to-date contributions	$ 2,341	$ 1,181
Remaining estimated net contributions during fiscal 2011	$ 700	$ 400

We will continue to evaluate contributions to our funded defined benefit pension plan based on changes in pension assets as a result of asset performance.

8.	SHARE-BASED EMPLOYEE COMPENSATION

We offer share-based compensation plans to attract, retain and motivate key officers, employees and non-employee directors to work toward the financial success of the Company. During the first and second quarters of fiscal 2011, we granted share-based compensation awards as follows:

	Year-to-Date
	Shares	Weighted- Average Grant Date Fair Value
Stock options	444,890	$8.25
Performance-vested stock awards	220,343	$21.74
Nonvested stock units	68,784	$20.49

The components of share-based compensation expense recognized in each period are as follows (in thousands):

	Quarter		Year-to-Date
	July 10, 2011	July 4, 2010	July 10, 2011	July 4, 2010
Stock options	$1,175	$1,672	$3,861	$5,415
Performance-vested stock awards	270	187	1,479	899
Nonvested stock awards	139	140	465	783
Nonvested stock units	199	65	777	188
Deferred compensation for non-management directors	—	—	173	279

Total share-based compensation expense	$1,783	$2,064	$6,755	$7,564

JACK IN THE BOX INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

9.	STOCKHOLDERS’ EQUITY

Repurchases of common stock — In November 2010, the Board of Directors approved a program to repurchase up to $100.0 million in shares of our common stock expiring November 2011. In May 2011, the Board of Directors authorized a new program to repurchase up to $100.0 million in shares of our common stock expiring November 2012. Through the end of the third quarter, we repurchased approximately 6.5 million shares at an aggregate cost of $139.8 million, of which 0.1 million shares, or $1.7 million, settled after the end of the quarter. As of July 10, 2011, the remaining amount authorized for repurchase was $60.2 million.

Comprehensive income — Our total comprehensive income, net of taxes, was as follows (in thousands):

	Quarter		Year-to-Date
	July 10, 2011	July 4, 2010	July 10, 2011	July 4, 2010
Net earnings	$18,745	$24,242	$57,947	$66,170
Cash flow hedges:
Net change in fair value of derivatives	(1,936)	—	(746)	(104)
Net loss reclassified to earnings	—	—	—	4,719

Total	(1,936)	—	(746)	4,615
Tax effect	739	—	285	(1,761)

	(1,197)	—	(461)	2,854
Unrecognized periodic benefit costs:
Actuarial losses and prior service cost reclassified to earnings	2,434	2,767	8,112	9,226
Tax effect	(929)	(1,056)	(3,097)	(3,521)

	1,505	1,711	5,015	5,705

Total comprehensive income	$19,053	$25,953	$62,501	$74,729

The components of accumulated other comprehensive loss, net of taxes, were as follows at the end of each period (in thousands):

	July 10, 2011	October 3, 2010
Unrecognized periodic benefit costs, net of tax benefits of $45,282 and $48,379, respectively	$(73,319)	$(78,334)
Net unrealized gains (losses) related to cash flow hedges, net of tax benefit (expense) of $565 and $280, respectively	(914)	(453)

Accumulated other comprehensive loss, net	$(74,233)	$(78,787)

10.	AVERAGE SHARES OUTSTANDING

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

JACK IN THE BOX INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

The following table reconciles basic weighted-average shares outstanding to diluted weighted-average shares outstanding (in thousands):

	Quarter		Year-to-Date
	July 10, 2011	July 4, 2010	July 10, 2011	July 4, 2010
Weighted-average shares outstanding – basic	48,498	54,937	50,435	55,478
Effect of potentially dilutive securities:
Stock options	397	533	440	534
Nonvested stock awards and units	224	185	216	180
Performance-vested stock awards	133	56	134	72

Weighted-average shares outstanding – diluted	49,252	55,711	51,225	56,264

Excluded from diluted weighted-average shares outstanding:
Antidilutive	3,059	3,202	3,009	3,146
Performance conditions not satisfied at the end of the period	354	263	354	263

11.	VARIABLE INTEREST ENTITIES

In January 2011, we formed an entity, Jack in the Box Franchise Finance, LLC (“FFE”), for the purpose of operating a franchisee lending program which will provide up to $100.0 million to assist franchisees in re-imaging their restaurants. We are the sole equity investor in FFE. The $100.0 million lending program is comprised of a $20.0 million commitment from the Company in the form of a capital note and an $80.0 million Senior Secured Revolving Securitization Facility (“FFE Facility”) entered into with a third party. The FFE Facility is a 12-month revolving loan and security agreement bearing a variable interest rate. As of July 10, 2011, we have contributed $8.6 million to FFE, $7.6 million of which has been used to assist franchisees in re-imaging their restaurants, and FFE has not borrowed against its third party revolving credit facility. We expect to make additional contributions of $5.0-$10.0 million to FFE during the remainder of fiscal 2011.

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

FFE’s assets consolidated by the Company represent assets that can be used only to settle obligations of the consolidated VIE. Likewise, FFE’s liabilities consolidated by the Company do not represent additional claims on the Company’s general assets; rather they represent claims against the specific assets of FFE. The impact of FFE’s liabilities and net loss were not material to the Company’s condensed consolidated financial statements. The assets of FFE consisted of the following at July 10, 2011 (in thousands):

Cash	$157
Other current assets (1)	947
Other assets, net (1)	7,325

Total assets	$8,429

(1)	Consists primarily of amounts due from franchisees and $0.9 million of deferred finance fees included in other assets, net.

The Company’s maximum exposure to loss is equal to its outstanding contributions that are expected to range from $10.0-$20.0 million and represents estimated losses that would be incurred should all franchisees default on their loans without any consideration of recovery. To offset the credit risk associated with the Company’s variable interest in FFE, the Company holds a security interest in the assets of FFE subordinate and junior to all other obligations of FFE.

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

We measure and evaluate our segments based on segment earnings from operations. Summarized financial information concerning our reportable segments is shown in the following table (in thousands):

	Quarter		Year-to-Date
	July 10, 2011	July 4, 2010	July 10, 2011	July 4, 2010
Revenues by segment:
Jack in the Box restaurant operations segment	$337,980	$388,649	$1,135,626	$1,323,259
Qdoba restaurant operations segment	55,595	40,606	159,750	121,640
Distribution operations	125,704	94,039	393,753	289,419

Consolidated revenues	$519,279	$523,294	$1,689,129	$1,734,318

Earnings from operations by segment:
Jack in the Box restaurant operations segment	$28,500	$39,097	$95,675	$110,342
Qdoba restaurant operations segment	4,698	3,357	7,582	7,864
Distribution operations and other	(245)	(606)	(1,599)	(1,477)

Consolidated earnings from operations	$32,953	$41,848	$101,658	$116,729

Interest income and expense, income taxes and total assets are not reported for our segments, in accordance with our method of internal reporting.

14.	SUPPLEMENTAL CONSOLIDATED CASH FLOW INFORMATION

Additional information related to cash flows is as follows (in thousands):

	Year-to-Date
	July 10, 2011	July 4, 2010
Cash paid during the year for:
Interest, net of amounts capitalized	$10,811	$14,374
Income tax payments	$40,367	$58,396

JACK IN THE BOX INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

15.	SUPPLEMENTAL CONSOLIDATED BALANCE SHEET INFORMATION (in thousands)

	July 10, 2011	October 3, 2010
Other assets, net:
Goodwill	$100,958	$85,041
Company-owned life insurance policies	84,583	76,296
Other	110,452	92,794

	$295,993	$254,131

Accrued liabilities:
Payroll and related	$43,917	$31,259
Advertising	20,275	15,686
Other	101,999	121,241

	$166,191	$168,186

16.	SUBSEQUENT EVENT

On July 18, 2011, we acquired 8 Qdoba restaurants in Nebraska and South Dakota from a franchisee for approximately $9.0 million.

17.	FUTURE APPLICATION OF ACCOUNTING PRINCIPLES

Any accounting standards that have been issued by the FASB or other standards-setting bodies that do not require adoption until a future date are not expected to have a material impact on our consolidated financial statements upon adoption.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

All comparisons between 2011 and 2010 refer to the 12-week (“quarter”) and 40-week (“year-to-date”) periods ended July 10, 2011 and July 4, 2010, respectively, unless otherwise indicated.

For an understanding of the significant factors that influenced our performance during the quarterly periods ended July 10, 2011 and July 4, 2010, our Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) should be read in conjunction with the Condensed Consolidated Financial Statements and related Notes included in this Quarterly Report and our Annual Report on Form 10-K for the fiscal year ended October 3, 2010.

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

OVERVIEW

As of July 10, 2011, we operated and franchised 2,220 Jack in the Box quick-service restaurants (“QSR”), primarily in the western and southern United States, and 564 Qdoba Mexican Grill (“Qdoba”) fast-casual restaurants throughout the United States.

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

The following summarizes the most significant events occurring in fiscal 2011 and certain trends compared to a year ago:

•	Restaurant Sales — Sales at restaurants open more than one year (“same-store sales”) increased (decreased) as follows:

	Quarter		Year-to-Date
	July 10, 2011	July 4, 2010	July 10, 2011	July 4, 2010
Jack in the Box:
Company	4.7%	(9.4%)	2.4%	(9.9%)
Franchise	2.4%	(9.6%)	0.9%	(9.5%)
System	3.2%	(9.5%)	1.4%	(9.8%)
Qdoba system	5.1%	4.6%	5.8%	1.8%

•

Commodity Costs — Pressures from higher commodity costs continue to impact our business. Overall commodity costs at our Jack in the Box restaurants increased approximately 6.5% in the quarter and 4.3% year-to-date compared to a year ago. We expect our overall commodity costs to increase approximately 5.0% in fiscal 2011.

•

New Unit Development — We continued to grow our brands with the opening of new company-operated and franchise-operated restaurants. Year-to-date, we opened 21 Jack in the Box locations and 47 Qdoba locations, system-wide.

•

Franchising Program — We refranchised 226 Jack in the Box restaurants, while Qdoba and Jack in the Box franchisees opened a total of 40 restaurants year-to-date. We are ahead of our timeline to increase franchise ownership to 70-80% of the Jack in the Box system, and we were approximately 67% franchised at the end of the third quarter.

•

Share Repurchases — Pursuant to share repurchase programs authorized by our Board of Directors, we repurchased approximately 6.5 million shares of our common stock at an average price of $21.61 per share year-to-date, including the cost of brokerage fees.

•

Franchise Financing Entity — We formed an entity, Jack in the Box Franchise Finance, LLC, for the purpose of operating a franchisee lending program used primarily to assist franchisees in re-imaging their restaurants. Year-to-date, FFE provided $7.6 million to franchisees. The impact of this entity on the Company’s condensed consolidated financial statements as of and for the period ended July 10, 2011 was not material.

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

	Quarter		Year-to-Date
	July 10, 2011	July 4, 2010	July 10, 2011	July 4, 2010
Statement of Earnings Data:
Revenues:
Company restaurant sales	62.8%	71.9%	64.2%	73.6%
Distribution sales	24.2%	18.0%	23.3%	16.7%
Franchise revenues	13.0%	10.1%	12.5%	9.7%

	100.0%	100.0%	100.0%	100.0%

Operating costs and expenses, net:
Company restaurant costs:
Food and packaging (1)	33.9%	31.8%	33.2%	31.7%
Payroll and employee benefits (1)	29.7%	30.4%	30.4%	30.4%
Occupancy and other (1)	24.0%	23.5%	24.0%	23.4%

Total company restaurant costs (1)	87.5%	85.8%	87.5%	85.4%

Distribution costs (1)	100.3%	100.7%	100.4%	100.5%
Franchise costs (1)	46.8%	44.8%	48.0%	45.3%
Selling, general and administrative expenses	9.9%	10.9%	10.1%	10.5%
Impairment and other charges, net	0.4%	1.4%	0.6%	0.8%
Gains on the sale of company-operated restaurants	(2.0%)	(4.5%)	(2.3%)	(2.1%)
Earnings from operations	6.3%	8.0%	6.0%	6.7%
Income tax rate (2)	35.2%	38.5%	35.0%	37.0%

(1)	As a percentage of the related sales and/or revenues.
(2)	As a percentage of earnings before income taxes.

The following table summarizes the year-to-date changes in the number of Jack in the Box and Qdoba company and franchise restaurants:

	July 10, 2011			July 4, 2010
	Company	Franchise	Total	Company	Franchise	Total
Jack in the Box:
Beginning of period	956	1,250	2,206	1,190	1,022	2,212
New	11	10	21	18	14	32
Refranchised	(226)	226	—	(111)	111	—
Acquired from franchisees	—	—	—	1	(1)	—
Closed	(6)	(1)	(7)	(4)	(6)	(10)

End of period	735	1,485	2,220	1,094	1,140	2,234

% of system	33%	67%	100%	49%	51%	100%
Qdoba:
Beginning of period	188	337	525	157	353	510
New	17	30	47	8	15	23
Acquired from franchisees	24	(24)	—	16	(16)	—
Closed	—	(8)	(8)	—	(18)	(18)

End of period	229	335	564	181	334	515

% of system	41%	59%	100%	35%	65%	100%
Consolidated:

Total system	964	1,820	2,784	1,275	1,474	2,749

% of system	35%	65%	100%	46%	54%	100%

Revenues

As we execute our refranchising strategy, which includes the sale of restaurants to franchisees, we expect the number of Jack in the Box company-operated restaurants and the related sales to decrease while revenues from franchise restaurants increase. As such, company restaurant sales decreased $50.1 million, or 13.3%, in the quarter and $192.4 million, or 15.1%, year-to-date, reflecting the decline in the number of Jack in the Box company-operated restaurants. This decrease was partially offset by increases in same-store sales at Jack in the Box and Qdoba company-operated restaurants and an increase in the number of Qdoba company-operated restaurants. The following table represents the approximate impact of these increases (decreases) on company restaurant sales (in thousands):

	Quarter	Year-to-Date
Reduction in the average number of Jack in the Box restaurants	$(97,300)	$(306,300)
Jack in the Box per-store average (“PSA”) sales increase	32,200	76,600
Change in Qdoba restaurant sales	15,000	37,300

Total decrease in company restaurant sales	$(50,100)	$(192,400)

Same-store sales at Jack in the Box company-operated restaurants grew 4.7% in the quarter and 2.4% year-to-date as follows:

	Quarter	Year-to-Date
Increase in transactions	3.4%	1.7%
Average check growth (1)	1.3%	0.7%

(1)	Includes price increases of approximately 2.2% in the quarter and 1.6% year-to-date compared with a year ago.

Distribution sales to Jack in the Box and Qdoba franchisees grew $31.7 million in the quarter and $104.3 million year-to-date from a year ago. This growth primarily reflects an increase in the number of Jack in the Box franchise restaurants that purchase ingredients and supplies from our distribution centers, which contributed additional sales of approximately $24.7 million in the quarter and $88.9 million year-to-date. Higher commodity prices also contributed to the increase in distribution sales in both periods.

Franchise revenues increased $14.4 million, or 27.2%, in the quarter and $42.8 million, or 25.4%, year-to-date due primarily to a 25.9% increase in the average number of Jack in the Box franchise restaurants, which contributed additional royalties and rents of approximately $11.9 million and $38.3 million, respectively. Additionally, increases in the number of restaurants sold to and developed by franchisees resulted in higher revenues from initial franchise fees. These increases were partially offset by an increase in re-image contributions to franchisees, which are recorded as a reduction of franchise revenues. The following table reflects the detail of our franchise revenues in each period and other information we believe is useful in analyzing the change in franchise revenues (in thousands):

	Quarter		Year-to-Date
	July 10, 2011	July 4, 2010	July 10, 2011	July 4, 2010
Royalties	$25,637	$21,120	$81,982	$67,506
Rents	37,587	29,087	120,313	94,133
Re-image contributions to franchisees	(1,905)	(235)	(4,620)	(885)
Franchise fees and other	6,223	3,140	13,519	7,607

Franchise revenues	$67,542	$53,112	$211,194	$168,361

Increase (decrease) in Jack in the Box franchise-operated same-store sales	2.4%	(9.6%)	0.9%	(9.5%)
Royalties as a percentage of estimated franchise restaurant sales:
Jack in the Box	5.3%	5.3%	5.3%	5.3%
Qdoba	5.0%	5.0%	5.0%	5.0%

Operating Costs and Expenses

Food and packaging costs increased to 33.9% of company restaurant sales in the quarter and 33.2% year-to-date from 31.8% and 31.7%, respectively, a year ago. Overall commodity costs at our company-operated Jack in the Box restaurants increased approximately 6.5% in the quarter and 4.3% year-to-date, driven by higher costs for beef, cheese, pork, dairy, eggs and shortening, partially offset year-to-date by lower costs for poultry and bakery. Additionally, the unfavorable impact of product mix and promotions was partially offset by the benefit of higher prices.

Payroll and employee benefit costs were 29.7% of company restaurant sales in the quarter and 30.4% year-to-date, compared to 30.4% in each period in 2010, reflecting leverage from same-store sales increases and lower insurance costs. These decreases were offset by increases in unemployment taxes in several states in which we operate and higher levels of staffing designed to improve the guest experience.

Occupancy and other costs were 24.0% of company restaurant sales in both the quarter and year-to-date compared with 23.5% and 23.4%, respectively, last year. The higher percentage in 2011 is due primarily to costs associated with the rollout of new uniforms and menu boards that were introduced at Jack in the Box restaurants in the quarter, as well as other guest service initiatives during the fiscal year. Higher PSA depreciation expense related to the Jack in the Box re-image program and higher rent expense as a percentage of sales resulting from a greater proportion of company-operated Qdoba restaurants compared with last year also contributed to the percent of sales increase. These increases were partially offset by lower utilities expense and leverage from same-store sales increases.

Distribution costs increased $31.4 million in the quarter and $104.3 million year-to-date, primarily reflecting an increase in the related sales. In the quarter, these costs were 100.3% of distribution sales in 2011 compared with 100.7% a year ago primarily reflecting lower average operating costs. Year-to-date, these costs decreased slightly to 100.4% from 100.5% last year.

Franchise costs, principally rents and depreciation on properties we lease to Jack in the Box franchisees, increased $7.8 million to 46.8% of the related revenues in the quarter and $25.0 million to 48.0% year-to-date, from 44.8% and 45.3%, respectively, a year ago. The percentage increase is primarily due to higher rent and depreciation expense relating to an increase in the percentage of locations we lease to franchisees and the impact of higher re-image contributions, which were partially offset by the leverage provided from higher franchise fee revenue.

The following table presents the change in selling, general and administrative (“SG&A”) expenses compared with the prior year (in thousands):

	Increase / (Decrease)
	Quarter	Year-to-Date
Advertising	$(5,977)	$(12,711)
Refranchising strategy	(428)	(5,486)
Incentive compensation	770	4,487
Cash surrender value of COLI policies, net	(2,249)	(3,864)
Pension and postretirement benefits	(1,209)	(4,030)
Qdoba general and administrative	533	3,589
Hurricane Ike insurance proceeds in 2010	2,000	3,004
Other	873	3,415

	$(5,687)	$(11,596)

Our refranchising strategy has resulted in a decrease in the number of company-operated restaurants and the related overhead expenses to manage and support those restaurants. As such, advertising costs, which are primarily contributions to our marketing fund determined as a percentage of restaurant sales, decreased at Jack in the Box and were partially offset by higher advertising expense year-to-date at Qdoba due to sales growth. The increase in our incentive compensation accruals in 2011 reflects the expected improvement in the Company’s results compared with performance goals. The cash surrender value of our company-owned life insurance (“COLI”) policies, net of changes in our non-qualified deferred compensation obligation supported by these policies, are subject to market fluctuations. The changes in market values had no impact in the quarter versus a negative impact of $2.2 million in the same quarter last year, and positively impacted SG&A by $4.4 million year-to-date compared to $0.5 million a year ago. The decrease in pension and postretirement benefits expense principally relates to changes to the Company’s qualified pension plan whereby participants will no longer accrue benefits after December 31, 2015. The increase in Qdoba costs is primarily due to higher overhead to support our growing number of company-operated restaurants.

Impairment and other charges, net is comprised of the following (in thousands):

	Quarter		Year-to-Date
	July 10, 2011	July 4, 2010	July 10, 2011	July 4, 2010
Impairment charges	$517	$2,580	$1,684	$4,083
Losses on the disposition of property and equipment, net	660	3,498	6,084	5,858
Costs of closed restaurants (primarily lease obligations) and other	924	1,025	2,423	3,293

	$2,101	$7,103	$10,191	$13,234

Impairment and other charges, net decreased $5.0 million in the quarter and $3.0 million year-to-date from a year ago. These decreases are due primarily to the impairment of underperforming locations in 2010 of $2.4 million in the quarter and $2.9 million year-to-date. Additionally, charges related to our restaurant re-image and new logo program have decreased in the quarter as this program nears completion. This program is expected to be substantially complete by the end of 2011.

Gains on the sale of company-operated restaurants to franchisees, net are detailed in the following table (dollars in thousands):

	Quarter		Year-to-Date
	July 10, 2011	July 4, 2010	July 10, 2011	July 4, 2010
Number of restaurants sold to franchisees	112	58	226	111
Gains on the sale of company-operated restaurants	$10,190	$23,687	$38,940	$36,054
Average gain on restaurants sold	$91	$408	$172	$325

Gains were impacted by the number of restaurants sold and the specific sales and cash flows of those restaurants, which affected the changes in average gains recognized. The second quarter sale of 22 restaurants in one market and the third quarter sale of 70 restaurants in another market had lower-than-average sales volumes and cash flows; however, we expect the sales of these markets to be accretive to future operating earnings.

Interest Expense, Net

Interest expense, net is comprised of the following (in thousands):

	Quarter		Year-to-Date
	July 10, 2011	July 4, 2010	July 10, 2011	July 4, 2010
Interest expense	$4,369	$2,747	$13,520	$12,644
Interest income	(353)	(326)	(947)	(915)

Interest expense, net	$4,016	$2,421	$12,573	$11,729

Interest expense, net increased $1.6 million in the quarter and $0.8 million year-to-date reflecting an increase in the amortization of deferred finance fees related to the refinancing of our credit facility a year ago and higher average interest rates and borrowings in the quarter. These increases were offset by a $0.5 million loss on the early retirement of debt recorded in the prior year and, year-to-date, lower average interest rates compared to a year ago.

Income Taxes

The tax rate decreased to 35.2% in the quarter and 35.0% year-to-date, compared with 38.5% and 37.0%, respectively, in 2010. The decreases are due primarily to the impact of the market performance of insurance investment products used to fund certain non-qualified retirement plans. Changes in the cash value of the insurance products are not included in taxable income. We expect the fiscal year tax rate to be approximately 35.0%. The final annual tax rate cannot be determined until the end of the fiscal year; therefore, the actual rate could differ from our current estimates.

Net Earnings

Net earnings were $18.7 million, or $0.38 per diluted share, in the quarter compared with $24.2 million, or $0.44 per diluted share, a year ago. Year-to-date, net earnings were $57.9 million, or $1.13 per diluted share, compared with $66.2 million, or $1.18 per diluted share, a year ago.

LIQUIDITY AND CAPITAL RESOURCES

General

Our primary sources of short-term and long-term liquidity are expected to be cash flows from operations, the revolving bank credit facility, the sale and leaseback of certain restaurant properties and the sale of Jack in the Box company-operated restaurants to franchisees.

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

Cash and cash equivalents increased $1.4 million to $12.0 million at the end of the quarter from $10.6 million at the beginning of the fiscal year. This increase is primarily due to cash flows provided by operating activities, proceeds and collections of notes receivable from the sale of restaurants to franchisees, and borrowings under our revolving credit facility, offset in part by cash used to repurchase common stock, purchase property and equipment and acquire Qdoba restaurants previously operated by franchisees. We generally reinvest available cash flows from operations to improve our restaurant facilities and develop new restaurants, to reduce debt and to repurchase shares of our common stock.

Cash Flows

The table below summarizes our cash flows from operating, investing and financing activities (in thousands):

	Year-to-Date
	July 10, 2011	July 4, 2010
Total cash provided by (used in):
Operating activities:
Continuing operations	$92,016	$47,881
Discontinued operations	—	(2,172)
Investing activities	(21,734)	23,661
Financing activities	(68,863)	(109,502)

Increase (decrease) in cash and cash equivalents	$1,419	$(40,132)

Operating Activities. Operating cash flows from continuing operations increased $44.1 million compared with a year ago due primarily to a reduction in payments for advertising ($27.0 million), income taxes ($18.0 million), bonuses ($13.8 million) and pension contributions ($14.5 million), partially offset by a $29.8 million decrease in net income adjusted for non-cash items. Refer to the Results of Operations section of our MD&A for a discussion of factors leading to the decrease in net income.

Investing Activities. Investing activity cash flows decreased $45.4 million compared with a year ago due primarily to an increase in capital expenditures, a decrease in net proceeds from assets held for sale and leaseback and an increase in cash used to acquire Qdoba franchise-operated restaurants, partially offset by an increase in proceeds from the sale of restaurants to franchisees and collections of notes receivables related to prior year refranchising activity.

Assets Held for Sale and Leaseback — We use sale and leaseback financing to lower the initial cash investment in our Jack in the Box restaurants to the cost of the equipment, whenever possible. In 2011, we sold and leased back 14 restaurants, generating proceeds of $25.9 million, compared with 35 restaurants and $65.7 million a year ago. As of July 10, 2011, we had cash investments of $42.7 million in 50 operating and under-construction restaurant properties that we expect to sell during the next twelve months.

Capital Expenditures — Our capital expenditure program includes, among other things, investments in new locations, restaurant remodeling, new equipment and information technology enhancements. Capital expenditures in each period were as follows (in thousands):

	Year-to-Date
	July 10, 2011	July 4, 2010
Jack in the Box:
New restaurants	$10,600	$18,510
Restaurant facility improvements	61,904	28,203
Other, including corporate	10,204	7,577
Qdoba	16,777	7,883

Total capital expenditures	$99,485	$62,173

Capital expenditures increased compared to a year ago due primarily to an increase in spending related to our Jack in the Box restaurant re-image and new logo program, as well as new Qdoba restaurants, partially offset by a decrease in spending for new Jack in the Box locations. We expect fiscal 2011 capital expenditures to be approximately $120-$125 million, including investment costs related to the Jack in the Box restaurant re-image program. We plan to open approximately 16 Jack in the Box and 25 Qdoba company-operated restaurants in 2011.

Sale of Company-Operated Restaurants — We have continued to expand franchise ownership in the Jack in the Box system primarily through the sale of company-operated restaurants to franchisees. Proceeds received in connection with our refranchising activities are as follows (dollars in thousands):

	Year-to-Date
	July 10, 2011	July 4, 2010
Number of restaurants sold to franchisees	226	111
Cash	$76,915	$52,035
Notes receivable	—	2,730

Total proceeds	$76,915	$54,765

Average proceeds	$340	$493

In certain instances, we may provide financing to facilitate the closing of certain transactions. As of July 10, 2011, the notes receivable balance related to prior year refranchisings was $10.3 million, $3.7 million of which is expected to be fully repaid by the end of the fiscal year. We expect total proceeds of $95-$105 million from the sale of 250-300 Jack in the Box restaurants in 2011.

Acquisition of Franchise-Operated Restaurants — In 2011, we acquired 24 Qdoba franchise-operated restaurants for approximately $22.1 million. The purchase price was allocated primarily to goodwill, property and equipment and reacquired franchise rights. For additional information, refer to Note 2, Summary of Refranchisings, Franchisee Development and Acquisitions, of the notes to the condensed consolidated financial statements.

Financing Activities. Cash used in financing activities decreased $40.6 million compared with a year ago primarily attributable to an increase in borrowings under our credit facility, offset in part by an increase in cash used to repurchase shares of our common stock and the change in our book overdraft related to the timing of working capital receipts and disbursements.

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

We are subject to a number of customary covenants under our credit facility, including limitations on additional borrowings, acquisitions, loans to franchisees, capital expenditures, lease commitments, stock repurchases, dividend payments and requirements to maintain certain financial ratios. We were in compliance with all covenants as of July 10, 2011.

At July 10, 2011, we had $190.0 million outstanding under the term loan, borrowings under the revolving credit facility of $250.0 million and letters of credit outstanding of $35.8 million.

Franchise Financing Entity Facility — FFE has a $100.0 million lending program comprised of a $20.0 million commitment from the Company in the form of a capital note and an $80.0 million Senior Secured Revolving Securitization Facility (“FFE Facility”) entered into with a third party. The FFE Facility is a 12-month revolving loan and security agreement bearing a variable interest rate. As of July 10, 2011, we have contributed $8.6 million to FFE, $7.6 million of which has been used to assist franchisees in re-imaging their restaurants, and FFE has not borrowed against its third party revolving credit facility.

Interest Rate Swaps — To reduce our exposure to rising interest rates under our credit facility, we consider interest rate swaps. In August 2010, we entered into two forward-looking swaps that will effectively convert $100.0 million of our variable rate term loan to a fixed-rate basis beginning September 2011 through September 2014. Based on the term loan’s applicable margin of 2.50% as of July 10, 2011, these agreements would have an average pay rate of 1.54%, yielding an “all-in” fixed rate of 4.04%. From March 2007 to April 2010, we held two interest rate swaps that effectively converted $200.0 million of our variable rate term loan borrowings to a fixed-rate basis. For additional information related to our interest rate swaps, refer to Note 4, Derivative Instruments, of the notes to the condensed consolidated financial statements.

Repurchases of Common Stock — In November 2010, the Board of Directors approved a program to repurchase up to $100.0 million in shares of our common stock expiring November 2011. In May 2011, the Board of Directors authorized a new program to repurchase up to $100.0 million in shares of our common stock expiring November 2012. During 2011, we repurchased approximately 6.5 million shares at an aggregate cost of $139.8 million, of which 0.1 million shares, or $1.7 million, settled after the end of the quarter. As of July 10, 2011, the aggregate remaining amount authorized for repurchase was $60.2 million.

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

Goodwill and Other Intangibles — We also evaluate goodwill and non-amortizable intangible assets annually, or more frequently if indicators of impairment are present. If the determined fair values of these assets are less than the related carrying amounts, an impairment loss is recognized. The methods we use to estimate fair value include future cash flow assumptions, which may differ from actual cash flows due to, among other things, economic conditions or changes in operating performance. During the fourth quarter of fiscal 2010, we reviewed the carrying value of our goodwill and indefinite life intangible assets and determined that no impairment existed as of October 3, 2010 as the fair value of our reporting units substantially exceeded their carrying values.

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

CAUTIONARY STATEMENTS REGARDING FORWARD-LOOKING STATEMENTS

This report contains forward-looking statements within the meaning of the federal securities laws. Forward-looking statements use such words as “anticipate,” “assume,” “believe,” “estimate,” “expect,” “forecast,” “goals,” “guidance,” “intend,” “plan,” “project,” “may,” “will,” “would” and similar expressions. These statements are based on management’s current expectations and are subject to risks and uncertainties, which may cause actual results to differ materially from expectations. You should not rely unduly on forward-looking statements. All forward-looking statements are made only as of the date issued. The estimates and assumptions underlying those forward-looking statements can and do change. We do not undertake any obligation to update any forward-looking statements. We caution the reader that the following important factors and the important factors described in the “Discussion of Critical Accounting Estimates,” and in other sections in this Form 10-Q and in our most recent Annual Report on Form 10-K and other Securities and Exchange Commission filings, could cause our results to vary materially from those expressed in any forward-looking statement:

•

Any widespread publicity, whether or not based in fact, about public health issues or pandemics, or the prospect of such events, which negatively affects consumer perceptions about the health, safety or quality of food and beverages served at our restaurants may adversely affect our results.

•

Food service businesses such as ours may be materially and adversely affected by changes in national and regional political and economic conditions. Unstable economic conditions, including inflation, lower levels of consumer confidence, low levels of employment, decreased consumer spending and changes in discretionary spending priorities, may adversely impact our sales, operating results and profits.

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

Our primary exposure to risks relating to financial instruments is changes in interest rates. Our credit facility, which is comprised of a revolving credit facility and a term loan, bears interest at an annual rate equal to the prime rate or LIBOR plus an applicable margin based on a financial leverage ratio. As of July 10, 2011, the applicable margin for the LIBOR-based revolving loans and term loan was set at 2.50%.

We use interest rate swap agreements to reduce exposure to interest rate fluctuations. In August 2010, we entered into two interest rate swap agreements that will effectively convert $100.0 million of our variable rate term loan borrowings to a fixed-rate basis beginning September 2011 through September 2014. Based on the term loan’s applicable margin of 2.50% as of July 10, 2011, these agreements would have an average pay rate of 1.54%, yielding an “all-in” fixed rate of 4.04%.

A hypothetical 100 basis point increase in short-term interest rates, based on the outstanding balance of our revolving credit facility and term loan at July 10, 2011, would result in an estimated increase of $4.4 million in annual interest expense.

We are also exposed to the impact of commodity and utility price fluctuations related to unpredictable factors such as weather and various other market conditions outside our control. Our ability to recover increased costs through higher prices is limited by the competitive environment in which we operate. From time to time, we enter into futures and option contracts to manage these fluctuations. At July 10, 2011, we had no such contracts in place.

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

As of July 10, 2011, our credit agreement provides for up to $313.2 million for the potential payment of cash dividends and stock repurchases, subject to certain limitations based on our leverage ratio as defined in our credit agreement.

Dividends. We did not pay any cash or other dividends during the last two fiscal years and do not anticipate paying dividends in the foreseeable future.

Stock Repurchases. In November 2010, the Board of Directors approved a program to repurchase up to $100.0 million in shares of our common stock expiring November 2011. In May 2011, the Board of Directors authorized a new program to repurchase up to $100.0 million in shares of our common stock expiring November 2012. As of July 10, 2011, the aggregate remaining amount authorized for repurchase was $60.2 million. The following table summarizes shares repurchased pursuant to these programs during the quarter ended July 10, 2011:

	(a) Total number of shares purchased	(b) Average price paid per share	(c) Total number of shares purchased as part of publicly announced programs	(d) Maximum dollar value that may yet be purchased under these programs
				$25,000,022
April 18, 2011 - May 15, 2011	—	—	—	$125,000,022
May 16, 2011 - June 12, 2011	1,670,000	$21.31	1,670,000	$89,374,722
June 13, 2011 - July 10, 2011	1,323,042	$22.03	1,323,042	$60,189,517

Total	2,993,042	$21.63	2,993,042

ITEM 6.	EXHIBITS

Number	Description

3.1	Restated Certificate of Incorporation, as amended, which is incorporated herein by reference from the registrant’s Annual Report on Form 10-K for the fiscal year ended October 3, 1999.

3.1.1	Certificate of Amendment of Restated Certificate of Incorporation, which is incorporated herein by reference from the registrant’s Current Report on Form 8-K dated September 21, 2007.

3.2	Amended and Restated Bylaws, which are incorporated herein by reference from the registrant’s Current Report on Form 8-K dated August 4, 2011.

10.15(a)	Memorandum of Understanding clarifying date of employment with Qdoba Restaurant Corporation, which is incorporated herein by reference from the registrant’s Quarterly Report on Form 10-Q for the quarter ended January 23, 2011.

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema Document

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

*	In accordance with Regulation S-T, the XBRL-related information in Exhibit 101 to this Quarterly Report on Form 10-Q shall be deemed to be “furnished” and not “filed.”

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

JACK IN THE BOX INC.

By:	/S/ JERRY P. REBEL
Jerry P. Rebel
Executive Vice President and Chief Financial Officer (principal financial officer) (Duly Authorized Signatory)

Date: August 11, 2011