Form 10-K
period 2011-10-02
JACK IN THE BOX INC /NEW/
filed 2011-11-23
CIK 807882

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED OCTOBER 2, 2011

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

Yes ☐    No ☑

The aggregate market value of the common stock held by non-affiliates of the registrant, computed by reference to the closing price reported in the NASDAQ — Composite Transactions as of April 17, 2011, was approximately $905.2 million.

Number of shares of common stock, $0.01 par value, outstanding as of the close of business November 17, 2011 — 43,971,342.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Proxy Statement to be filed with the Securities and Exchange Commission in connection with the 2012 Annual Meeting of Stockholders are incorporated by reference into Part III hereof.

JACK IN THE BOX INC.

PART I

ITEM 1.  BUSINESS

The Company

Overview.  Jack in the Box Inc. (the “Company”), based in San Diego, California, operates and franchises more than 2,800 Jack in the Box® quick-service restaurants (“QSR”) and Qdoba Mexican Grill® fast-casual restaurants. References to the Company throughout this Annual Report on Form 10-K are made using the first person notations of “we,” “us” and “our.”

Jack in the Box.  The first Jack in the Box restaurant opened in 1951. Jack in the Box is one of the nation’s largest hamburger chains and, based on number of restaurants, is the second or third largest QSR hamburger chain in each of our top 10 major markets, which comprises approximately 70% of the total system. As of the end of our fiscal year on October 2, 2011, the Jack in the Box system included 2,221 restaurants in 19 states, of which 629 were company-operated and 1,592 were franchise-operated.

Qdoba Mexican Grill.  To supplement our core growth and balance the risk associated with growing solely in the highly competitive hamburger segment of the QSR industry, in 2003 we acquired Qdoba Restaurant Corporation, operator and franchisor of Qdoba Mexican Grill. As of October 2, 2011, the Qdoba system included 583 restaurants in 42 states, as well as the District of Columbia, of which 245 were company-operated and 338 were franchise-operated. Qdoba is the second largest fast-casual Mexican brand in the United States and has the largest franchise system in that segment of the industry.

Strategic Plan.  Our long-term strategic plan focuses on continued growth of our two restaurant brands, increasing average unit volumes, and improving restaurant profitability and returns on invested capital. A key element of our plan is to continue expanding our Jack in the Box franchising operations to generate higher margins and returns for the Company while creating a business model that is less capital intensive and not as susceptible to cost fluctuations. Through the sale of 332 company-operated Jack in the Box restaurants to franchisees and the development of 16 new franchise restaurants in fiscal 2011, we increased franchise ownership of the Jack in the Box system to approximately 72% at fiscal year end from approximately 57% at the end of fiscal 2010. We anticipate refranchising 150-200 Jack in the Box restaurants over the next couple of years which will bring our franchise ownership in the Jack in the Box system to approximately 80%.

Through new unit growth and opportunistic acquisitions of franchised Qdoba restaurants in select markets, along with the success of our Jack in the Box refranchising efforts, Qdoba has become a more prominent part of our company restaurant operations. As of the end of fiscal 2011, Qdoba comprised approximately 28% of our total company-operated units as compared with approximately 5% five years ago. We plan to more aggressively build out the number of Qdoba company locations over the next several years through new unit growth and opportunistic acquisitions of franchise locations. Accelerating the growth of our Qdoba brand by increasing market penetration should generate heightened brand awareness.

Restaurant Concepts

Jack in the Box.  Jack in the Box restaurants offer a broad selection of distinctive, innovative products targeted primarily at the adult fast-food consumer. Our menu features a variety of hamburgers, tacos, specialty sandwiches, drinks, smoothies, real ice cream shakes, salads and side items. Jack in the Box restaurants also offer customers the ability to customize their meals and to order any product, including breakfast items, any time of the day.

The Jack in the Box restaurant chain was the first major hamburger chain to develop and expand the concept of drive-thru restaurants. In addition to drive-thru windows, most of our restaurants have seating capacities ranging from 20 to 100 persons and are open 18-24 hours a day. Drive-thru sales currently account for approximately 70% of sales at company-operated restaurants. The average check in fiscal year 2011 was $6.25 for company-operated restaurants.

With a presence in only 19 states, we believe Jack in the Box is a brand with significant growth opportunities. In fiscal 2011, we continued to expand in both existing and new markets. The Company and franchisees opened 31 Jack in the Box restaurants during the year, including 16 franchise locations. In fiscal 2012, we plan to open 25-30 new company and franchise operated restaurants.

The following table summarizes the changes in the number of company-operated and franchise Jack in the Box restaurants over the past five years:

	Fiscal Year
	2011	2010	2009	2008	2007
Company-operated restaurants:
Beginning of period	956	1,190	1,346	1,436	1,475
New	15	30	43	23	42
Refranchised	(332)	(219)	(194)	(109)	(76)
Closed	(10)	(46)	(6)	(4)	(5)
Acquired from franchisees	-	1	1	-	-

End of period total	629	956	1,190	1,346	1,436

% of system	28%	43%	54%	62%	67%
Franchise restaurants:
Beginning of period	1,250	1,022	812	696	604
New	16	16	21	15	16
Refranchised	332	219	194	109	76
Closed	(6)	(6)	(4)	(8)	-
Sold to Company	-	(1)	(1)	-	-

End of period total	1,592	1,250	1,022	812	696

% of system	72%	57%	46%	38%	33%
System end of period total	2,221	2,206	2,212	2,158	2,132

Qdoba Mexican Grill.  Qdoba restaurants use fresh, high quality ingredients and traditional Mexican flavors to create innovative and unique flavor profiles. Throughout each day, guacamole is prepared on site using fresh Hass avocados, black and pinto beans are slow-simmered, shredded beef and pork are slow-roasted and adobo-marinated chicken and steak are flame-grilled. Customer orders are prepared in full view, which gives our guests the control they desire to build a meal that is specifically suited to their individual taste preferences and nutritional needs. Qdoba restaurants also offer a variety of catering options that can be tailored to feed groups of five to several hundred. Most of our restaurants operate from 10:30 a.m. to 10:00 p.m. and have a seating capacity that ranges from 60 to 80 persons, including outdoor patio seating at many locations. The average check in fiscal year 2011 was $9.74 for company-operated restaurants.

We believe there is significant opportunity for continued growth at Qdoba. We estimate the long-term growth potential for Qdoba to be 1,800 to 2,000 units across the U.S. Our company-operated restaurants are generally located in more heavily populated urban markets, while franchise development is more weighted to less densely-populated areas where local franchisees can operate more efficiently. In fiscal 2011, 67 Qdoba restaurants opened, including 42 franchise locations. In fiscal 2012, we plan to open 70-90 new company and franchise restaurants.

The following table summarizes the changes in the number of company-operated and franchise Qdoba restaurants over the past five years:

	Fiscal Year
	2011	2010	2009	2008	2007
Company-operated restaurants:
Beginning of period	188	157	111	90	70
New	25	15	24	21	10
Acquired from franchisees	32	16	22	-	10

End of period total	245	188	157	111	90

% of system	42%	36%	31%	24%	23%
Franchise restaurants:
Beginning of period	337	353	343	305	248
New	42	21	38	56	77
Closed	(9)	(21)	(6)	(18)	(10)
Sold to Company	(32)	(16)	(22)	-	(10)

End of period total	338	337	353	343	305

% of system	58%	64%	69%	76%	77%
System end of period total	583	525	510	454	395

Site Selection and Design

Site selections for all new company-operated Jack in the Box and Qdoba restaurants are made after an economic analysis and a review of demographic data and other information relating to population density, traffic, competition, restaurant visibility and access, available parking, surrounding businesses and opportunities for market penetration. Restaurants developed by franchisees are built to our specifications on sites we have reviewed.

We have restaurant models with different seating capacities to help reduce costs and improve our flexibility in locating restaurants. Management believes that the flexibility provided by the alternative configurations enables the Company to match the restaurant configuration with the specific economic, demographic, geographic and physical characteristics of a particular site. The majority of our Jack in the Box restaurants are financed with sale and leaseback transactions or constructed on leased land. Typical costs to develop a traditional Jack in the Box restaurant, excluding the land value, range from $1.3 million to $1.9 million. When sale and leaseback financing is used, the initial cash investment is reduced to the cost of equipment, which averages approximately $0.4 million. Qdoba restaurant development costs typically range from $0.5 million to $1.0 million depending on the geographic region.

Franchising Program

Jack in the Box.  The Jack in the Box franchise agreement generally provides for an initial franchise fee of $50,000 per restaurant for a 20-year term and marketing fees at 5% of gross sales. Royalty rates, typically 5% of gross sales, range from 2% to as high as 15% of gross sales, and some existing agreements provide for variable rates. We offer development agreements for construction of one or more new restaurants over a defined period of time and in a defined geographic area. Developers are required to pay a fee, which may be credited against a portion of the franchise fee due when restaurants open in the future. Developers may forfeit such fees and lose their rights to future development if they do not maintain the required schedule of openings. In fiscal 2009, we began offering a new market development incentive to our franchisees whereby the first 10% of restaurants opening on schedule in a new market could be eligible to receive a royalty rate reduction, subject to certain limitations. To stimulate growth and reduce franchisee risks associated with opening new locations, beginning fiscal 2012, we revised our incentive program to include all franchisees who open restaurants in accordance with the time frames specified in their development agreements, and who meet certain other requirements. Under the new incentive program, a portion of the franchise fee is waived and the royalty rate is reduced for a number of years as specified in the development agreement.

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

Qdoba Mexican Grill.  The current Qdoba franchise agreement generally provides for an initial franchise fee of $30,000 per restaurant, a 10-year term with a 10-year option to extend at a fee of $5,000, and marketing fees of up to 2% of gross sales. Franchisees are also required to spend a minimum of 2% of gross sales on local marketing for their restaurants. Royalty rates are typically 5% of gross sales with certain agreements at 2.5%, as noted below. We offer development agreements for the construction of one or more new restaurants over a defined period of time and in a defined geographic area for a development fee, a portion of which may be credited against franchise fees due for restaurants when they are opened. If the developer does not maintain the required schedule of openings, they may forfeit such fees and lose their rights to future development. During the last two fiscal years, as an incentive to develop target markets, we entered into development agreements with an initial franchise fee of $15,000 and a royalty rate of 2.5% of gross sales for the first two years of operation for each restaurant opened within the first two years of the development agreement, subject to certain limitations.

Restaurant Operations

Restaurant Management.  Restaurants are operated by a company-employed manager or a franchisee who is directly responsible for the operations of the restaurant, including product quality, service, food safety, cleanliness, inventory, cash control and the conduct and appearance of employees. Restaurant managers are required to attend extensive management training classes involving a combination of classroom instruction and on-the-job training in specially designated training restaurants. Restaurant managers and supervisory personnel train other restaurant employees in accordance with detailed procedures and guidelines using training aids available at each location. We also use an interactive system of computer-based training (“CBT”), with a touch-screen computer terminal at Jack in the Box restaurants. The CBT technology incorporates audio, video and text, all of which are updated via satellite. CBT is also designed to reduce the administrative demands on restaurant managers. At Qdoba restaurants, our Career Map is the core development tool used to provide employees with detailed education by position from entry level to restaurant General Manager.

For Company operations, division vice presidents supervise regional directors, who supervise area coaches, who in turn supervise restaurant managers. Under our performance system, division vice presidents, regional directors, area coaches and restaurant managers are eligible for periodic bonuses based on achievement of goals related to restaurant sales, profit and/or certain other operational performance standards.

Customer Satisfaction.  We devote significant resources toward ensuring that all restaurants offer quality food and good service. We place great emphasis on ensuring that ingredients are delivered timely to the restaurants. Restaurant food production systems are continuously developed and improved, and we train our employees to deliver consistently good service. Through our network of quality assurance, facilities services and restaurant management personnel, we standardize specifications for food preparation and service, employee conduct and appearance, and the maintenance of our restaurant premises. Operating specifications and procedures are documented in on-line reference manuals and CBT modules. In addition, our “Voice of the Guest” program provides restaurant managers with guest surveys each period regarding their restaurant experience. In 2011, the Jack in the Box and Qdoba systems received more than 1.1 million and 0.2 million guest survey responses, respectively, in addition to receiving guest feedback through our toll-free telephone number. Also, beginning in fiscal 2010, we implemented a comprehensive, system-wide program at Jack in the Box restaurants to improve guest service by delivering a more consistent dining experience. Additional resources are being committed to more closely measure how restaurants are executing the key drivers of guest satisfaction, including: food quality, accuracy, hassle free service, friendliness, cleanliness and service times. The regional director, area coach and restaurant manager receive the feedback so they are able to take immediate action to correct any issues and improve the guest experience in the restaurant.

Quality Assurance

Our “farm-to-fork” food safety and quality assurance program is designed to maintain high standards for the food products and food preparation procedures used by company-operated and franchise restaurants. We maintain product specifications and approve product sources. We have a comprehensive, restaurant-based Hazard Analysis & Critical Control Points (“HACCP”) system for managing food safety and quality. HACCP combines employee training, testing, documented restaurant practices and detailed attention to product quality at every stage of the food preparation cycle. The U.S. Department of Agriculture, Food and Drug Administration and the Center for Science in the Public Interest have recognized our HACCP program as a leader in the industry.

In addition, our HACCP system uses ServSafe®, a nationally recognized food-safety training program. Jack in the Box Inc. is a member of the International Food Safety Council, a coalition of industry members of the National Restaurant Association that have demonstrated a corporate commitment to food safety. Our standards require that all restaurant managers and grill employees receive special grill certification training.

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

Regardless of whether we provide distribution services to a restaurant or not, we require that all suppliers meet our strict HACCP program standards. The primary commodities purchased by our restaurants are beef, poultry, pork, cheese and produce. We monitor the primary commodities we purchase in order to minimize the impact of fluctuations in price and availability, and we make advance purchases of commodities when considered to be advantageous. However, certain commodities remain subject to price fluctuations. All essential food and beverage products are available, or can be made available, upon short notice from alternative qualified suppliers.

Information Systems

Jack in the Box.  We have centralized financial and accounting systems for company-operated restaurants. We also have centralized supply-chain systems allowing us to efficiently replenish inventories for all company and a majority of our franchise restaurants. Our restaurant satellite-enabled software allows for daily, weekly and monthly polling of sales, inventory and labor data from the restaurants. We use a standardized Windows-based touch screen point-of-sale (“POS”) platform in our Jack in the Box company and franchise restaurants, which allows us to accept credit cards and JACK CA$H®, our re-loadable gift cards. We have contactless payment technology throughout our system, which allows us to accept new credit card types and to prepare for future innovation. We have also developed business intelligence systems to provide visibility to the key metrics in the operation of company and franchise restaurants. These systems play an integral part in accumulating and analyzing market information. Our interactive CBT system, used at company and franchise restaurants, is the standard training tool for new hire training and periodic workstation re-certifications. We have a labor scheduling system to assist in managing labor hours based on forecasted sales volumes. We also have an inventory management system, which enables timely deliveries to our restaurants with excellent control over food safety. To support order accuracy and speed of service, our drive-thru restaurants use color order confirmation screens.

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

Employees

At October 2, 2011, we had approximately 25,700 employees, of whom 23,900 were restaurant employees, 1,200 were corporate personnel, 300 were distribution employees and 300 were field management or administrative personnel. Employees are paid on an hourly basis, except certain restaurant managers, operations and corporate management, and certain administrative personnel. We employ both full and part-time restaurant employees in order to provide the flexibility necessary during peak periods of restaurant operations.

We have not experienced any significant work stoppages and believe our labor relations are good. Over the last several years, we have realized improvements in our hourly restaurant employee retention rate. We support our employees, including part-time workers, by offering competitive wages and benefits. Furthermore, we offer all hourly employees meeting certain minimum service requirements access to health coverage, including vision and dental benefits. As an additional incentive to our Jack in the Box team members with more than a year of service, we pay a portion of their health insurance premiums. We also provide our Jack in the Box restaurant employees with a program called “Sed de Saber” (Thirst for Knowledge), an electronic home study program to help Spanish-speaking restaurant employees improve their English skills. We believe these programs have contributed to lower turnover and training costs.

Executive Officers

The following table sets forth the name, age, position and years with the Company of each person who is an executive officer of Jack in the Box Inc. (as of October 2, 2011):

Name	Age	Positions	Years with the Company
Linda A. Lang	53	Chairman of the Board, Chief Executive Officer and President	24
Leonard A. Comma	41	Executive Vice President and Chief Operating Officer	10
Jerry P. Rebel	54	Executive Vice President and Chief Financial Officer	8
Phillip H. Rudolph	53	Executive Vice President, General Counsel and Corporate Secretary	3
Mark H. Blankenship, Ph.D.	50	Senior Vice President and Chief Administrative Officer	14
Terri F. Graham	46	Senior Vice President and Chief Marketing Officer	21
Carol A. DiRaimo	50	Vice President, Investor Relations and Corporate Communications	3
Gary J. Beisler	55	Chief Executive Officer and President, Qdoba Restaurant Corporation	8

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

Mr. Comma has been Executive Vice President and Chief Operating Officer since November 2010. He was previously Senior Vice President and Chief Operating Officer since February 2010. He was Vice President Operations Division II from February 2007 to February 2010, Regional Vice President of the Company’s Southern California region from May 2006 to February 2007 and Director of Convenience-Store & Fuel Operations for the Company’s proprietary chain of Quick Stuff convenience stores from August 2001 to May 2006.

Mr. Rebel has been Executive Vice President and Chief Financial Officer since October 2005. He was previously Senior Vice President and Chief Financial Officer from January 2005 to October 2005 and Vice President and Controller of the Company from September 2003 to January 2005. Prior to joining the Company in 2003, Mr. Rebel held senior level positions with Fleming Companies, CVS Corporation and People’s Drugs and has more than 22 years of corporate finance experience.

Mr. Rudolph has been Executive Vice President since February 2010 and General Counsel and Corporate Secretary since November 2007. Prior to joining the Company, Mr. Rudolph was Vice President and General Counsel for Ethical Leadership Group of Wilmette, III. He was previously a partner in the Washington, D.C. office of Foley Hoag, LLP, and a Vice President at McDonald’s Corporation where, among other roles, he served as U.S. and International General Counsel. Before joining McDonald’s, Mr. Rudolph spent 15 years with the law firm of Gibson, Dunn & Crutcher, LLP, the last six of which he spent as a litigation partner in the firm’s Washington, D.C. office. Mr. Rudolph has more than 28 years of legal experience.

Dr. Blankenship has been Senior Vice President and Chief Administrative Officer since October 2010. He was previously Vice President, Human Resources and Operational Services from October 2005 to October 2010 and Division Vice President, Human Resources from October 2001 to September 2005. Dr. Blankenship has more than 14 years of experience with the Company in various human resource and training positions.

Ms. Graham has been Senior Vice President and Chief Marketing Officer since September 2007. She was previously Vice President and Chief Marketing Officer from December 2004 to September 2007, Vice President of Marketing from May 2003 to December 2004 and Vice President of Brand Communications and Regional Marketing from July 2002 to May 2003. Ms. Graham has more than 20 years of experience with the Company in various marketing positions.

Ms. DiRaimo has been Vice President of Investor Relations and Corporate Communications since July 2008. She previously spent 14 years at Applebee’s International, Inc. where she held various positions including Vice President of Investor Relations from February 2004 to November 2007. Ms. DiRaimo has more than 28 years of corporate finance and public accounting experience, including positions with Gilbert/Robinson Restaurants, Inc. and Deloitte.

Mr. Beisler has been Chief Executive Officer of Qdoba Restaurant Corporation since November 2000 and President since January 1999. He was Chief Operating Officer at Qdoba from April 1998 to December 1998. Mr. Beisler has more than 33 years of experience in the restaurant industry.

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

Competition and Markets

The restaurant business is highly competitive and is affected by local and national economic conditions, including unemployment levels, population and socioeconomic trends, traffic patterns, competitive changes in a geographic area, changes in consumer dining habits and preferences, and new information regarding diet, nutrition and health that affect consumer spending habits. Key elements of competition in the industry are the type and quality of the food products offered, price, quality, speed of service, personnel, advertising, name identification, restaurant location and attractiveness of the facilities.

Each Jack in the Box and Qdoba restaurant competes directly and indirectly with a large number of national and regional restaurant chains, as well as with locally-owned and/or independent restaurants in the quick-service and the fast-casual segments. In selling franchises, we compete with many other restaurant franchisors, some of whom have substantially greater financial resources.

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

Many of our Qdoba restaurants sell alcoholic beverages, which require licensing. The regulations governing licensing may impose requirements on licensees including minimum age of employees, hours of operation, advertising and handling of alcoholic beverages. The failure of a Qdoba restaurant to obtain or retain a license could adversely affect the store’s results of operations.

We have processes in place to monitor compliance with applicable laws and regulations governing our operations.

Forward-Looking Statements

From time to time, we make oral and written forward-looking statements that reflect our current expectations regarding future results of operations, economic performance, financial condition and achievements of the Company. A forward-looking statement is neither a prediction nor a guarantee of future events. In some cases, forward-looking statements can be identified by words such as “anticipate,” “assume,” “believe,” “estimate,” “expect,” “forecast,” “goals,” “guidance,” “intend,” “plan,” “project,” “may,” “will,” “would,” and similar expressions. Certain forward-looking statements are included in this Form 10-K, principally in the sections captioned “Business,” “Legal Proceedings,” “Consolidated Financial Statements” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” including statements regarding our strategic plans and operating strategies. Although we believe that the expectations reflected in our forward-looking statements are based on reasonable assumptions, such expectations and forward-looking statements may prove to be materially incorrect due to known and unknown risks and uncertainties.

In some cases, information regarding certain important factors that could cause actual results to differ materially from any forward-looking statement appears together with such statement. In addition, the factors described under “Risk Factors” and “Critical Accounting Estimates” in this Form 10-K, as well as other possible factors not listed, could cause actual results, economic performance, financial condition or achievements to differ materially from those expressed in any forward-looking statements. As a result, investors should not place undue reliance on such forward-looking statements, which speak only as of the date of this report. The Company is under no obligation to update forward-looking statements, whether as a result of new information or otherwise.

ITEM 1A.  RISK FACTORS

We caution you that our business and operations are subject to a number of risks and uncertainties. The factors listed below are important factors that could cause our actual results to differ materially from our historical results and from projections in forward-looking statements contained in this report, in our other filings with the Securities and Exchange Commission (“SEC”), in our news releases and in oral statements by our representatives. However, other factors that we do not anticipate or that we do not consider significant based on currently available information may also have an adverse effect on our results.

Risks Related to the Food Service Industry.  Food service businesses such as ours may be materially and adversely affected by changes in consumer tastes, national and regional economic, political and socioeconomic conditions and changes in consumer eating habits, whether based on new information regarding diet, nutrition and health, or otherwise. Adverse economic conditions, including higher levels of unemployment, lower levels of consumer confidence and decreased consumer spending have and may continue to reduce restaurant traffic and sales and impose practical limits on pricing. If adverse economic conditions persist for an extended period of time, consumers may make long-lasting changes to their spending behavior. The impact of these factors may be exacerbated by the geographic distribution of our business. Given that approximately 70% of the restaurants in our Jack in the Box system are located in the states of California and Texas, the economic conditions, state and local laws, government regulations, weather conditions and natural disasters affecting those states may have a material impact upon our results.

The performance of our business may also be adversely affected by factors such as:

•	seasonal sales fluctuations;
•	severe weather and other natural disasters;
•

unfavorable trends or developments concerning operating costs such as inflation, increased cost of food, labor, fuel, utilities, technology, insurance and employee benefits (including increases in hourly wages, workers’ compensation and other insurance costs and premiums);

•	the impact of initiatives by competitors and increased competition generally;
•	lack of customer acceptance of new menu items or potential price increases necessary to cover higher input costs;
•	customers trading down to lower priced items and/or shifting to competitors with lower priced products;
•	the availability of qualified, experienced management and hourly employees; and
•	unsuccessful marketing programs.

If market conditions deteriorate or if operating results decline unexpectedly, we may be required to record impairment charges, which will negatively impact results of operations for the periods in which they are recorded. Due to the foregoing factors, results for any one quarter are not necessarily indicative of results to be expected for any other quarter or for a full fiscal year and these fluctuations may cause our operating results to be below expectations of public market analysts and investors, adversely impacting our stock price.

Risks Related to Food Costs.  Our profitability depends in part on our ability to anticipate and react to changes in food costs and availability, fuel costs and other supply and distribution costs. Additionally, prices for feed ingredients used to produce beef and chicken could be adversely affected by changes in worldwide supply and demand or by regulatory mandates. Further, increases in fuel prices could result in increased distribution costs. Throughout 2011, commodity costs increased significantly, outpacing general inflation and industry expectations, and volatile conditions are expected to continue in the future. We seek to manage our costs, including through long-term fixed price contracts and strong category management and purchasing fundamentals. However, we cannot predict whether we will be able to anticipate and react effectively to changing food costs by adjusting purchasing practices and menu prices, and a failure to do so could adversely affect our operating results. In addition, we may not be able to pass along price increases to our customers as a result of adverse economic conditions or the prices offered by our competitors.

Although the number of Jack in the Box company-operated restaurants has decreased over the past several years as a result of our refranchising strategy, a significant number of our restaurants remain company-operated, so we continue to have exposure to operating cost issues. Exposure to these fluctuating costs, including increases in commodity costs, could negatively impact our margins as well as franchise margins and franchisee financial health.

Risk Related to Our Brands and Reputation.  Multi-unit food service businesses such as ours can also be materially and adversely affected by widespread negative publicity of any type, particularly regarding food quality, nutritional content, safety or public health issues (such as epidemics or the prospect of a pandemic), obesity or other health concerns. Adverse publicity in these areas could damage the trust customers place in our brand. We believe we have selected high-caliber, experienced franchisees. However, we cannot control the actions of our franchisees, and if customers have negative perceptions or experiences with operational execution, food quality or safety at our franchised locations, our brands could suffer, and this could have an adverse effect on our business. To minimize the risk of foodborne illness, we have implemented a HACCP system for managing food safety and quality. Nevertheless, these risks cannot be completely eliminated. Any outbreak of such illness attributed to our restaurants or within the food service industry, or any widespread negative publicity regarding our brands or the restaurant industry in general could cause a decline in our restaurant sales and sales of franchises, and could have a material adverse effect on our financial condition and results of operations.

In addition, the success of our business strategy depends on the value and relevance of brand and reputation and in part on our continued ability to use our trademarks and service marks. We believe we must protect and grow the value of our brands, in order to increase brand awareness in both existing and new markets. If customers perceive that we fail to deliver a consistently positive experience, our brands could suffer which could have an adverse effect on our business. Additionally, while we devote considerable efforts and resources to protecting our intellectual property, if these efforts are not successful, the value of our brands may be harmed, which could also have a material adverse effect on our business.

Risks Associated with Suppliers and Distributors.  Dependence on frequent deliveries of fresh produce and other food products subjects food service businesses such as ours to the risk that shortages or interruptions in supply could adversely affect the availability, quality and cost of ingredients or require us to incur additional costs to obtain adequate supplies. Our deliveries of supplies may be affected by adverse weather conditions, natural disasters, supplier financial or solvency issues, product recalls, failure to meet our high standards for quality or other issues. In addition, if any of our suppliers, vendors or contractors do not perform adequately or if any one or more of such entities seeks to terminate its agreement or fails to perform as anticipated, or if there is any disruption in any of our supply relationships or distribution operations for any reason, it could have a material adverse effect on our business, financial condition and results of operations.

Risks Associated with Severe Weather and Natural Disasters.  Food service businesses such as ours can be materially and adversely affected by severe weather conditions, such as severe storms, hurricanes, flooding, prolonged drought or protracted heat waves, and natural disasters, such as earthquakes and wild fires, and their aftermath, which can result in:

•	lost restaurant sales when consumers stay home or are physically prevented from reaching the restaurants;
•	property damage and lost sales when locations are forced to close for extended periods of time;
•	interruptions in supply when vendors suffer damages or transportation is affected; and
•	increased costs if agricultural capacity is diminished or if insurance recoveries do not cover all our losses.

If systemic or widespread adverse changes in climate or weather patterns occur, we could experience more of these losses, and such losses could have a material effect on our results of operations and financial condition.

Risks Associated with Development.  Development is critical to our long-term success. We intend to grow by developing additional company-owned restaurants and through new restaurant development by franchisees. Development involves substantial risks, including the risk of:

•	the availability of financing for the Company and for franchisees at acceptable rates and terms;
•	development costs exceeding budgeted or contracted amounts;
•	delays in completion of construction;
•	the inability to identify, or the unavailability of suitable sites on acceptable leasing or purchase terms;
•	developed properties not achieving desired revenue or cash flow levels once opened;
•	the negative impact of a new restaurant upon sales at nearby existing restaurants;
•	competition for suitable development sites;
•	incurring substantial unrecoverable costs in the event a development project is abandoned prior to completion;
•	the inability to obtain all required governmental permits, including, in appropriate cases, liquor licenses;
•	changes in governmental rules, regulations and interpretations (including interpretations of the requirements of the Americans with Disabilities Act); and
•	general economic and business conditions.

Although we manage our development activities to reduce such risks, we cannot assure that present or future development will perform in accordance with our expectations. Our inability to expand in accordance with our plans or to manage our growth could have a material adverse effect on our results of operations and financial condition.

Risks Related to Entering New Markets.  Our growth strategy includes opening restaurants in markets where we have no existing locations. We cannot assure that we will be able to successfully expand or acquire critical market presence for our brands in new geographic markets, as we may encounter well-established competitors with substantially greater financial resources. We may be unable to find attractive locations, acquire name recognition, successfully market our products or attract new customers. Competitive circumstances and consumer characteristics in new market segments and new geographic markets may differ substantially from those in the market segments and geographic markets in which we have substantial experience. It may also be difficult for us or our franchisees to recruit, train and retain qualified personnel to manage restaurants. We cannot assure that company or franchise restaurants can be operated profitably in new geographic markets. Management decisions to curtail or cease investment in certain locations or markets may result in impairment charges.

Risk Relating to Competition and Successful Execution of our Operational Strategies and Initiatives.  The restaurant industry is highly competitive with respect to price, service, location, personnel, advertising, brand identification and the type and quality of food. There are many well-established competitors. Each of our restaurants competes directly and indirectly with a large number of national and regional restaurant chains, as well as with locally-owned and/or independent quick-service restaurants, fast-casual restaurants, sandwich shops and similar types of businesses. The trend toward convergence in grocery, deli and restaurant services may increase the number of our competitors. Such increased competition could decrease the demand for our products and negatively affect our sales and profitability. Some of our competitors have substantially greater financial, marketing, operating and other resources than we have, which may give them a competitive advantage. Certain of our competitors have introduced a variety of new products and engaged in substantial price discounting in the past, and may adopt similar strategies in the future. Our promotional strategies or other actions during unfavorable competitive conditions may adversely affect our margins. We continue to make improvements to our facilities, introduce new, higher-quality products, discontinue certain menu items and implement new service and training initiatives. However, there can be no assurance that our facility improvements will foster increases in sales and yield the desired return on investment, our new products, service initiatives or our overall strategies will be successful, or competitive product offerings, pricing and promotions will not have an adverse effect upon our sales results and financial condition. The success of our strategy depends on, among other factors, our ability to motivate restaurant personnel and franchisees to execute our initiatives and achieve sustained high service levels.

Risks Related to Increased Labor Costs and Regulation.  Various federal and state labor laws govern our company and franchise operations and employee relationships, including minimum wage, overtime, working conditions and fringe benefit requirements. We have a substantial number of employees who are paid wage rates at or slightly above the minimum wage. While execution of our Jack in the Box refranchising strategy has and continues to reduce our overall employee count, increases in federal, state and local minimum wage rates increase labor costs for us and our franchisees. If competitive pressures, adverse economic conditions or other factors prevent us from offsetting the increased costs by increases in prices, our profitability may decline. In addition, the cost of compliance with regulation, including the Patient Protection and Affordable Care Act, could increase our expenses, which could negatively affect our results of operations and financial condition.

Risks Related to Advertising.  Some of our competitors have greater financial resources, which enable them to purchase significantly more television and radio advertising than we are able to purchase. Should our competitors increase spending on advertising and promotion, should the cost of television or radio advertising increase or our advertising funds decrease for any reason, including reduced sales or implementation of reduced spending strategies, or should our advertising and promotion be less effective than our competitors, there could be a material adverse effect on our results of operations and financial condition. Also, the trend toward fragmentation in the media favored by our target consumers poses challenges and risks for our marketing and advertising strategies. Failure to effectively tackle these challenges and risks could also have a materially adverse effect on our results.

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

Risks Related to Achieving Increased Jack in the Box Franchise Ownership and Reducing Operating Costs.  At October 2, 2011, we had reached the low-end of our target range of franchise ownership under our refranchising strategy, with approximately 72% of the Jack in the Box restaurants being franchised. We plan to continue to implement our strategy to increase the percentage of franchise restaurants to approximately 80%, a level of franchise ownership more closely aligned with that of the quick service restaurant industry. However, this strategy is subject to risks and uncertainties and we may not be able to achieve or maintain the ownership mix of franchise to company-operated restaurants that we desire. We may not be able to continue to identify franchisee candidates with appropriate experience and financial resources or to negotiate mutually acceptable agreements with them. Our franchisee candidates may not be able to obtain financing at acceptable rates and terms. Current credit market conditions may slow the rate at which we are able to refranchise. Our ability to sell franchises and to realize gains from such sales is uncertain. We have seen, and further anticipate, that our operating costs will be reduced as the number of company-operated restaurants decreases; however, the ability to reduce our operating costs through increased franchise ownership is subject to risks and uncertainties, and we may not achieve reductions in costs at the rate we desire, which would adversely affect our results of operations and financial condition.

Risks Related to Franchisee Financial and Business Operations.  The opening and continued success of franchise restaurants depends on various factors, including the demand for our franchises, the selection of appropriate franchisee candidates, the availability of suitable sites, the negotiation of acceptable lease or purchase terms for new locations, permitting and regulatory compliance, the ability to meet construction schedules, the availability of financing and the financial and other capabilities of our franchisees and developers. See “Risks Associated with Development” and “Risks Related to Achieving Increased Jack in the Box Franchise Ownership and Reducing Operating Costs” above. We cannot assure you that franchisees and developers planning the opening of franchise restaurants will have the business abilities or sufficient access to financial resources necessary to open the restaurants required by their agreements. Our franchisees and developers may not have the experience and financial resources to be effective operators and remain aligned with us on operation, promotional and capital-intensive initiatives.

Our franchisees are contractually obligated to operate their restaurants in accordance with all applicable laws and regulations, as well as standards set forth in our agreements with them. However, franchisees are independent third parties we do not control. If franchisees do not successfully operate restaurants in a manner consistent with applicable laws and required standards, royalty, and in some cases rent, payments to us, may be adversely affected and, potentially, the brands’ image and reputation could be harmed, which in turn could negatively impact our business and operating results.

As the number of franchisees has increased and continues to increase, the percentage of our revenues derived from royalties and rents at franchise restaurants will increase, as will the risk that earnings could be negatively impacted by defaults in the payment of royalties and rents. In addition, franchisee business obligations may not be limited to the operation of Jack in the Box or Qdoba restaurants, making them subject to business and financial risks unrelated to the operation of our restaurants. These unrelated risks could adversely affect a franchisee’s ability to make payments to us or to make payments on a timely basis. We cannot assure that franchisees will successfully participate in our strategic initiatives or operate their restaurants in a manner consistent with our concepts and standards. As compared to some of our competitors, Jack in the Box has relatively fewer franchisees who, on average, operate more restaurants per franchisee. There are significant risks to our business if a franchisee, particularly one who operates a large number of restaurants, encounters financial difficulties or fails to adhere to our standards and projects an image inconsistent with our brands.

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

Risks Related to Government Regulations.  The restaurant industry is subject to extensive federal, state and local governmental regulations. The increasing amount and complexity of regulations may increase both our costs of compliance and our exposure to regulatory claims. We are subject to regulations including but not limited to those related to:

•	the preparation, labeling, advertising and sale of food;
•	building and zoning requirements;
•	employee healthcare;

•	health, sanitation and safety standards;
•	liquor licenses;
•	labor and employment, including our relationships with employees and work eligibility requirements;
•	the registration, offer, sale, termination and renewal of franchises;
•	consumer protection and the security of information;
•	Americans with Disabilities Act;
•	payment card regulation and related industry rules; and
•	climate change, including the potential impact of greenhouse gases, water consumption, or a tax on carbon emissions.

Risks Related to Computer Systems and Information Technology and Security.  We increasingly rely on computer systems and information technology to conduct our business. A material failure or interruption of service or a breach in security of our computer systems could cause reduced efficiency in operations, loss of data and business interruptions and could impact delivery of food to restaurants or financial functions such as vendor payment or employee payroll. We have insurance and business continuity plans to attempt to anticipate and mitigate such failures but it is possible that significant capital investment could be required to rectify these problems, or more likely that cash flows could be impacted, in the shorter term. While our security architecture is decentralized, such that payment card information is confined to the restaurant where the transaction took place, a security breach involving our point of sale or other systems could result in loss of consumer confidence and potential costs associated with consumer fraud or privacy breach, which are subject to increasing regulation. The costs of compliance, including increased investment in technology in order to protect consumer information, may negatively impact our margins.

Risks Related to the Failure of Internal Controls.  We maintain a documented system of internal controls, which is reviewed and monitored by an Internal Control Committee and tested by the Company’s full-time internal audit department. The internal audit department reports to the Audit Committee of the Board of Directors. We believe we have a well-designed system to maintain adequate internal controls on the business; however, we cannot be certain that our controls will be adequate in the future or that adequate controls will be effective in preventing or detecting all error and all fraud. A control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the control system’s objectives will be met. The design of any system of controls is based in part on certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. If our internal controls are ineffective, we may not be able to accurately report our financial results or prevent fraud. Any failures in the effectiveness of our internal controls could have a material adverse effect on our operating results or cause us to fail to meet reporting obligations.

Environmental and Land Risks and Regulations.  We own or are a general lessor on a majority of our Jack in the Box company-owned and franchised restaurant sites, and have engaged and may engage in real estate development projects. As is the case with any owner or operator of real property, we are subject to a variety of federal, state and local governmental regulations relating to the use, storage, discharge, emission and disposal of hazardous materials. Failure to comply with environmental laws could result in the imposition of severe penalties or restrictions on operations by governmental agencies or courts of law, which could adversely affect operations. We are unaware of any significant hazards on properties we own or have owned, or operate or have operated, the remediation of which would result in material liability for the Company. Accordingly, we do not have environmental liability insurance, nor do we maintain a reserve to cover such events. In the event of the determination of contamination on such properties, the Company, as owner or operator, could be held liable for severe penalties and costs of remediation.

Risks Related to Leverage.  The Company has a $600 million credit facility, which is comprised of a $400 million revolving credit facility and a $200 million term loan. We may also request the issuance of up to

$75 million in letters of credit. Increased leverage resulting from borrowings under the credit facility could have certain material adverse effects on the Company, including but not limited to the following:

•

our ability to obtain additional financing in the future for acquisitions, working capital, capital expenditures and general corporate or other purposes could be impaired, or any such financing may not be available on terms favorable to us;

•	a substantial portion of our cash flows could be required for debt service and, as a result, might not be available for our operations or other purposes;
•

any substantial decrease in net operating cash flows or any substantial increase in expenses could make it difficult for us to meet our debt service requirements or force us to modify our operations or sell assets;

•

our ability to operate our business as well as our ability to repurchase stock or pay cash dividends to our stockholders may be restricted by the financial and other covenants set forth in the credit facility;

•	our ability to withstand competitive pressures may be decreased; and
•	our level of indebtedness may make us more vulnerable to economic downturns and reduce our flexibility in responding to changing business, regulatory and economic conditions.

Our ability to repay expected borrowings under our credit facility and to meet our other debt or contractual obligations (including compliance with applicable financial covenants) will depend upon our future performance and our cash flows from operations, both of which are subject to prevailing economic conditions and financial, business and other known and unknown risks and uncertainties, certain of which are beyond our control. In addition, to the extent that banks in our revolving credit facility become insolvent, our ability to borrow to the full level of our facility could be limited.

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

Risks of Changes in Accounting Policies and Assumptions.  Changes in accounting standards, policies or related interpretations by accountants or regulatory entities may negatively impact our results. Many accounting standards require management to make subjective assumptions and estimates, such as those required for stock compensation, tax matters, pension costs, litigation, insurance accruals and asset impairment calculations. Changes in those underlying assumptions and estimates could significantly change our results.

Litigation.  We are subject to complaints or litigation brought by former, current or prospective employees, customers, franchisees, vendors, landlords, shareholders or others. We assess contingencies to determine the degree of probability and range of possible loss for potential accrual in our financial statements, and an estimated loss contingency is accrued if it is probable that a liability has been incurred and the amount of loss can be reasonably estimated. Because lawsuits are inherently unpredictable and unfavorable resolutions could occur, assessing contingencies is highly subjective and requires judgments about future events. We regularly review contingencies to determine the adequacy of the accruals and related disclosures. However, the amount of ultimate loss may differ from these estimates. A judgment significantly in excess of our insurance coverage for any claims could materially adversely affect our financial condition or results of operations. In addition, regardless of whether any claims against us are valid or whether we are found to be liable, claims may be expensive to defend and may divert management’s attention away from operations and hurt our performance. Further, adverse publicity resulting from claims may harm our business or our franchisees.

ITEM 1B.  UNRESOLVED STAFF COMMENTS

None.

ITEM 2.  PROPERTIES

The following table sets forth information regarding our Jack in the Box and Qdoba restaurant properties as of October 2, 2011:

	Company- Operated	Franchise	Total
Company-owned restaurant buildings:
On company-owned land	58	173	231
On leased land	196	447	643

Subtotal	254	620	874
Company-leased restaurant buildings on leased land	620	808	1,428
Franchise directly-owned or directly-leased restaurant buildings	-	502	502

Total restaurant buildings	874	1,930	2,804

Our restaurant leases generally provide for fixed rental payments (with cost-of-living index adjustments) plus real estate taxes, insurance and other expenses. In addition, approximately 15% of the leases provide for contingent rental payments between 1% and 15% of the restaurant’s gross sales once certain thresholds are met. We have generally been able to renew our restaurant leases as they expire at then-current market rates. The remaining terms of ground leases range from approximately one year to 57 years, including optional renewal periods. The remaining lease terms of our other leases range from approximately one year to 46 years, including optional renewal periods. At October 2, 2011, our restaurant leases had initial terms expiring as follows:

	Number of Restaurants
Fiscal Year	Ground Leases	Land and Building Leases
2012 – 2016	157	485
2017 – 2021	210	583
2022 – 2026	169	241
2027 and later	107	119

Our principal executive offices are located in San Diego, California in an owned facility of approximately 150,000 square feet. We also own our 70,000 square foot Innovation Center and approximately four acres of undeveloped land directly adjacent to it. Qdoba’s corporate support center is located in a leased facility in Wheat Ridge, Colorado. We also lease seven distribution centers, with remaining terms ranging from six to 14 years, including optional renewal periods.

ITEM 3.  LEGAL PROCEEDINGS

The Company is subject to normal and routine litigation brought by former, current or prospective employees, customers, franchisees, vendors, landlords, shareholders or others. The Company assesses contingencies to determine the degree of probability and range of possible loss for potential accrual in its financial statements. An estimated loss contingency is accrued in the financial statements if it is probable that a liability has been incurred and the amount of the loss can be reasonably estimated. Because litigation is inherently unpredictable and unfavorable resolutions could occur, assessing contingencies is highly subjective and requires judgments about future events. The Company regularly reviews contingencies to determine the adequacy of the accruals and related disclosures. The amount of ultimate loss may differ from these estimates. Although the Company currently believes that the ultimate outcome of these matters will not have a material adverse effect on the results of operations, liquidity or financial position of the Company, it is possible that the results of operations, liquidity, or financial position of the Company could be materially affected in any particular future reporting period by the unfavorable resolution of one or more of these matters or contingencies.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information.  Our common stock is traded on the Nasdaq Global Select Market under the symbol “JACK.” The following table sets forth the high and low sales prices for our common stock during the fiscal quarters indicated, as reported on the NASDAQ — Composite Transactions:

	12 Weeks Ended			16 Weeks Ended Jan. 23, 2011
	Oct. 2, 2011	July 10, 2011	Apr. 17, 2011
High	$24.17	$23.85	$24.51	$24.18
Low	$18.25	$19.60	$20.75	$19.81

	13 Weeks Ended Oct. 3, 2010	12 Weeks Ended		16 Weeks Ended Jan. 17, 2010
		July 4, 2010	Apr. 11, 2010
High	$22.54	$26.37	$25.04	$21.04
Low	$18.42	$19.05	$19.50	$17.84

Dividends.  We did not pay any cash or other dividends during the last two fiscal years and do not anticipate paying dividends in the foreseeable future. As of October 2, 2011, our credit agreement provides for up to $259.4 million for the potential payment of cash dividends and stock repurchases, subject to certain limitations based on our leverage ratio as defined in our credit agreement.

Stock Repurchases.  In November 2010, the Board of Directors approved a program to repurchase up to $100 million in shares of our common stock expiring November 2011. In May 2011, the Board of Directors approved an additional program to repurchase up to $100.0 million in shares of our common stock expiring November 2012. As of October 2, 2011, the aggregate remaining amount authorized for repurchase was $6.4 million. The following table summarizes shares repurchased pursuant to this program during the quarter ended October 2, 2011:

	(a) Total Number of Shares Purchased	(b) Average Price Paid Per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Programs	(d) Maximum Dollar Value That May Yet Be Purchased Under These Programs
				$60,189,517
July 11, 2011 – August 7, 2011	434,268	$23.44	434,268	$50,000,030
August 8, 2011 – September 4, 2011	1,336,983	$19.87	1,336,983	$23,397,204
September 5, 2011 – October 2, 2011	865,796	$19.66	865,796	$6,352,414

Total	2,637,047	$20.39	2,637,047

In November 2011, the Board of Directors approved a new program to repurchase, within the next two years, up to $100.0 million in shares of our common stock.

Stockholders.  As of November 17, 2011, there were 641 stockholders of record.

Securities Authorized for Issuance Under Equity Compensation Plans.  The following table summarizes the equity compensation plans under which Company common stock may be issued as of October 2, 2011. Stockholders of the Company approved all plans.

	(a) Number of securities to be issued upon exercise of outstanding options, warrants and rights (1)	(b) Weighted- average exercise price of outstanding options (1)	(c) Number of securities remaining for future issuance under equity compensation plans (excluding securities reflected in column (a))(2)
Equity compensation plans approved by security holders (3)	6,010,643	$22.40	1,436,907

(1)	Includes shares issuable in connection with our outstanding stock options, performance-vested stock awards, nonvested stock awards and units, and non-management director deferred stock equivalents. The weighted-average exercise price in column (b) includes the weighted-average exercise price of stock options only.

(2)	Includes 129,932 shares that are reserved for issuance under our Employee Stock Purchase Plan.

(3)	For a description of our equity compensation plans, refer to Note 12, Share-Based Employee Compensation, of the notes to the consolidated financial statements.

Performance Graph.  The following graph compares the cumulative return to holders of the Company’s common stock at September 30th of each year to the yearly weighted cumulative return of a Restaurant Peer Group Index and to the Standard & Poor’s (“S&P”) 500 Index for the same period. In 2011, we changed the companies comprising our Restaurant Peer Group Index to account for changes in the industry and our business. The table below includes the cumulative returns for both our old and new restaurant peer groups.

The below comparison assumes $100 was invested on September 30, 2006 in the Company’s common stock and in the comparison groups and assumes reinvestment of dividends. The Company paid no dividends during these periods.

	2006	2007	2008	2009	2010	2011
Jack in the Box Inc.	$100	$124	$81	$79	$82	$76
S&P 500 Index	$100	$116	$91	$85	$93	$94
Old Peer Group (1)	$100	$117	$114	$119	$159	$192
New Peer Group (2)	$100	$99	$65	$73	$97	$113

(1)	The Old Restaurant Peer Group Index is comprised of the following companies: Brinker International, Inc.; Cracker Barrel Old Country Store, Inc.; Darden Restaurants Inc.; DineEquity, Inc.; McDonalds Corp.; Panera Bread Company; PF Chang’s China Bistro Inc.; Ruby Tuesday, Inc.; Sonic Corp.; Starbucks Corp.; The Cheesecake Factory Inc.; and Yum! Brands Inc.

(2)	The New Restaurant Peer Group Index is comprised of the following companies: Brinker International, Inc.; Chipotle Mexican Grill Inc.; Cracker Barrel Old Country Store, Inc.; Darden Restaurants Inc.; DineEquity, Inc.; Panera Bread Company; PF Chang’s China Bistro Inc.; Ruby Tuesday, Inc.; Sonic Corp.; The Cheesecake Factory Inc.; and The Wendy’s Company.

ITEM 6.  SELECTED FINANCIAL DATA

Our fiscal year is 52 or 53 weeks, ending the Sunday closest to September 30. All years presented include 52 weeks, except for 2010 which includes 53 weeks. The selected financial data reflects Quick Stuff as discontinued operations for fiscal years 2007 through 2009. The following selected financial data of Jack in the Box Inc. for each fiscal year was extracted or derived from our audited financial statements. This selected financial data should be read in conjunction with our audited consolidated financial statements and accompanying notes and Management’s Discussion and Analysis of Financial Condition and Results of Operations included elsewhere in this Annual Report on Form 10-K. Our consolidated financial information may not be indicative of our future performance.

	Fiscal Year
	2011	2010	2009	2008	2007
	(in thousands, except per share data)
Statements of Earnings Data:
Total revenues	$2,193,298	$2,297,531	$2,471,096	$2,539,561	$2,513,431
Total operating costs and expenses	2,111,790	2,230,609	2,318,470	2,390,022	2,334,526
Gains on the sale of company-operated restaurants, net	(61,125)	(54,988)	(78,642)	(66,349)	(38,091)

Total operating costs and expenses, net	2,050,665	2,175,621	2,239,828	2,323,673	2,296,435

Earnings from operations	142,633	121,910	231,268	215,888	216,996

Interest expense, net	16,855	15,894	20,767	27,428	23,335
Income taxes	45,178	35,806	79,455	70,251	68,982

Earnings from continuing operations	$80,600	$70,210	$131,046	$118,209	$124,679

Earnings per Share and Share Data:
Earnings per share from continuing operations:
Basic	$1.63	$1.27	$2.31	$2.03	$1.91
Diluted	$1.61	$1.26	$2.27	$1.99	$1.85
Weighted-average shares outstanding — Diluted (1)	50,085	55,843	57,733	59,445	67,263
Market price at year-end	$19.92	$21.47	$20.07	$22.06	$32.42
Other Operating Data:
Jack in the Box restaurants:
Company-operated average unit volume (2)	$1,405	$1,297	$1,420	$1,439	$1,430
Franchise-operated average unit volume (2)(3)	$1,286	$1,287	$1,400	$1,410	$1,414
System average unit volume (2)(3)	$1,331	$1,292	$1,412	$1,429	$1,425
Change in company-operated same-store sales	3.1%	(8.6)%	(1.2)%	0.2%	6.1%
Change in franchise-operated same-store sales (3)	1.3%	(7.8)%	(1.3)%	0.1%	5.3%
Change in system same-store sales (3)	1.8%	(8.2)%	(1.3)%	0.2%	5.8%
Qdoba restaurants:
Company-operated average unit volume (2)	$922	$885	$905	$1,037	$1,036
Franchise-operated average unit volume (2)(3)	$987	$943	$905	$919	$930
System average unit volume (2)(3)	$961	$923	$905	$946	$953
Change in company-operated same-store sales	5.1%	0.8%	(5.0)%	3.3%	7.0%
Change in franchise-operated same-store sales (3)	5.4%	3.6%	(1.3)%	1.0%	3.8%
Change in system same-store sales (3)	5.3%	2.8%	(2.3)%	1.6%	4.6%
SG&A rate	10.2%	10.6%	10.5%	10.4%	10.8%
Capital expenditures related to continuing operations	$129,312	$95,610	$153,500	$178,605	$148,508
Balance Sheet Data (at end of period):
Total assets	$1,432,322	$1,407,092	$1,455,910	$1,498,418	$1,374,690
Long-term debt	447,350	352,630	357,270	516,250	427,516
Stockholders’ equity	405,956	520,463	524,489	457,111	409,585

(1)	Weighted-average shares reflect the impact of common stock repurchases under Board-approved programs.

(2)	Fiscal 2010 average unit volumes have been adjusted to exclude the 53rd week for the purpose of comparison to other years.

(3)	Changes in same-store sales and average unit volume is presented for franchise restaurants and on a system-wide basis, which includes company and franchise restaurants. Franchise sales represent sales at franchise restaurants and are revenues to our franchisees. We do not record franchise sales as revenues; however, our royalty revenues are calculated based on a percentage of franchise sales. We believe franchise and system sales growth and average unit volume information is useful to investors as a significant indicator of the overall strength of our business as it incorporates our significant revenue drivers which are company and franchise same-store sales as well as net unit development. Company, franchise and system changes in same-store sales include the results of all restaurants that have been open more than one year.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

For an understanding of the significant factors that influenced our performance during the past three fiscal years, we believe our Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) should be read in conjunction with the Consolidated Financial Statements and related Notes included in this Annual Report as indexed on page F-1.

Comparisons under this heading refer to the 52-week periods ended October 2, 2011 and September 27, 2009 for 2011 and 2009, and the 53-week period ended October 3, 2010 for 2010, unless otherwise indicated.

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

OVERVIEW

As of October 2, 2011, we operated and franchised 2,221 Jack in the Box restaurants, primarily in the western and southern United States, and 583 Qdoba restaurants throughout the United States.

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

The following summarizes the most significant events occurring in fiscal 2011 and certain trends compared to prior years:

•	Restaurant Sales. System sales at Jack in the Box and Qdoba restaurants open more than one year (“same-store sales”) changed as follows:

	2011	2010	2009
Jack in the Box:
Company	3.1%	(8.6)%	(1.2)%
Franchise	1.3%	(7.8)%	(1.3)%
System	1.8%	(8.2)%	(1.3)%
Qdoba:
Company	5.1%	0.8%	(5.0)%
Franchise	5.4%	3.6%	(1.3)%
System	5.3%	2.8%	(2.3)%

•

Commodity Costs.  Pressures from higher commodity costs, which had moderated during 2010, impacted our business in fiscal 2011. Overall commodity costs at Jack in the Box and Qdoba company restaurants increased approximately 4.7% and 7%, respectively, as compared to last year.

•	New Unit Development. We continued to grow our brands with the opening of new company and franchise-operated restaurants. In 2011, we opened 31 Jack in the Box and 67 Qdoba locations system-wide.
•

Franchising Program.  We refranchised 332 Jack in the Box restaurants, while Qdoba and Jack in the Box franchisees opened a total of 58 restaurants in 2011. We achieved our goal of increasing the percentage of franchise ownership to 70-80% of the Jack in the Box system two years ahead of our plan, and we were 72% franchised at the end of fiscal year 2011. We plan to further increase franchise ownership to approximately 80% over the next couple of years.

•

Share Repurchases.  Pursuant to share repurchase programs authorized by our Board of Directors, in 2011, we repurchased 9.1 million shares of our common stock at an average price of $21.27 per share, including the cost of brokerage fees.

•

Franchise Financing Entity.  We formed an entity, Jack in the Box Franchise Finance, LLC (“FFE”), for the purpose of operating a franchisee lending program used primarily to assist franchisees in re-imaging their restaurants. In 2011, FFE provided $14.5 million in loans to franchisees. The impact of this entity on the Company’s consolidated financial statements as of and for the fiscal year ended October 2, 2011 was not material.

FINANCIAL REPORTING

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

CONSOLIDATED STATEMENTS OF EARNINGS DATA

	Fiscal Year
	2011	2010	2009
Revenues:
Company restaurant sales	62.9%	72.6%	80.0%
Distribution sales	24.2%	17.3%	12.2%
Franchise revenues	12.9%	10.1%	7.8%

Total revenues	100.0%	100.0%	100.0%

Operating costs and expenses, net:
Company restaurant costs:
Food and packaging (1)	33.4%	31.8%	32.4%
Payroll and employee benefits (1)	30.0%	30.3%	29.7%
Occupancy and other (1)	23.9%	23.9%	21.7%

Total company restaurant costs (1)	87.3%	85.9%	83.8%

Distribution costs (1)	100.5%	100.4%	99.6%
Franchise costs (1)	48.3%	45.4%	40.6%
Selling, general and administrative expenses	10.2%	10.6%	10.5%
Impairment and other charges, net	0.6%	2.1%	0.9%
Gains on the sale of company-operated restaurants, net	(2.8)%	(2.4)%	(3.2)%
Earnings from operations	6.5%	5.3%	9.4%

Income tax rate (2)	35.9%	33.8%	37.7%

(1)	As a percentage of the related sales and/or revenues.
(2)	As a percentage of earnings from continuing operations and before income taxes.

The following table presents Jack in the Box and Qdoba company restaurant sales, costs and costs as a percentage of the related sales. Percentages may not add due to rounding.

SUPPLEMENTAL COMPANY-OPERATED RESTAURANTS STATEMENTS OF EARNINGS DATA

(dollars in thousands)

	Fiscal Year
	2011		2010		2009
Jack in the Box:
Company restaurant sales	$1,181,961		$1,518,434		$1,850,442
Company restaurant costs:
Food and packaging	403,209	34.1%	488,179	32.2%	602,581	32.6%
Payroll and employee benefits	358,917	30.4%	463,625	30.5%	552,001	29.8%
Occupancy and other	271,432	23.0%	353,056	23.3%	392,780	21.2%

Total company restaurant costs	$1,033,558	87.4%	$1,304,860	85.9%	$1,547,362	83.6%
Qdoba:
Company restaurant sales	$198,312		$150,093		$125,400
Company restaurant costs:
Food and packaging	57,581	29.0%	42,434	28.3%	37,335	29.8%
Payroll and employee benefits	55,546	28.0%	41,513	27.7%	35,550	28.3%
Occupancy and other	58,334	29.4%	45,010	30.0%	36,199	28.9%

Total company restaurant costs	$171,461	86.5%	$128,957	85.9%	$109,084	87.0%

Revenues

As we execute our refranchising strategy, which includes the sale of restaurants to franchisees, we expect the number of company-operated restaurants and the related sales to decrease while revenues from franchise restaurants increase. As such, company restaurant sales decreased $288.3 million in 2011 and $307.3 million in 2010 as compared with the prior year. The decrease in restaurant sales in both years is due primarily to decreases in the average number of Jack in the Box company-operated restaurants, partially offset by an increase in the number of Qdoba company-operated restaurants and increases in per-store average (“PSA”) sales at our Jack in the Box and Qdoba restaurants in 2011. In 2010, declines in PSA sales at Jack in the Box and Qdoba restaurants also contributed to the decrease in sales versus the prior year. The following table presents the approximate impact of these increases and decreases on company restaurant sales and the effect of additional sales from a 53rd week in 2010 (in millions):

	2011 vs. 2010	2010 vs. 2009
Reduction in the average number of Jack in the Box restaurants	$(431.7)	$(176.6)
Jack in the Box PSA sales increase (decrease)	120.8	(156.1)
Qdoba restaurant sales increase (decrease)	51.5	(3.5)
53rd week	(28.9)	28.9

Total decrease in company restaurant sales	$(288.3)	$(307.3)

Same-store sales at Jack in the Box company-operated restaurants increased 3.1% in 2011 primarily driven by transaction growth compared with a decrease of 8.6% in 2010 driven primarily by a decline in transactions, unfavorable product mix changes, promotions and discounting. Same-store sales at Qdoba company-operated restaurants increased 5.1% in 2011 and 0.8% in 2010 primarily driven by a combination of transaction growth, pricing and, in 2011, higher catering sales. The following table summarizes the change in company-operated same-store sales.

	Increase/(Decrease)
	2011 vs. 2010	2010 vs. 2009
Jack in the Box transactions	3.2%	(7.1)%
Jack in the Box average check (1)	(0.1)%	(1.5)%

Jack in the Box change in same-store sales	3.1%	(8.6)%

Qdoba change in same-store sales (2)	5.1%	0.8%

(1)	Includes price increases of approximately 1.8% and 1.7% in 2011 and 2010, respectively.
(2)	Includes price increases of approximately 1.7% and 2.2% in 2011 and 2010, respectively.

Distribution sales to Jack in the Box and Qdoba franchisees grew $133.0 million in 2011 and $95.8 million in 2010 as compared with the prior year. The growth in distribution sales in both years primarily reflects an increase in the number of franchise restaurants that purchase ingredients and supplies from our distribution centers, which contributed additional sales of approximately $113.4 million and $108.4 million in 2011 and 2010, respectively, and were partially offset by lower PSA volumes in 2010. Higher commodity prices also contributed to the sales increase in 2011.

Franchise revenues increased $51.0 million and $37.9 million in 2011 and 2010, respectively, and include the impact of additional revenues of $4.6 million from a 53rd week in 2010. The increase in franchise revenues in both years primarily reflects an increase in the average number of Jack in the Box franchise restaurants, which contributed additional royalties and rents of approximately $53.5 million in 2011 and $36.6 million in 2010. Additionally, in 2011, increases in the number of restaurants sold to and developed by franchisees resulted in higher revenues from initial franchise fees of $5.7 million. These increases were partially offset by an increase in re-image contributions to franchisees in 2011, which are recorded as a reduction of franchise revenues, and, in 2010, a decline in same-store sales at Jack in the Box franchise restaurants. The following table reflects the detail of our franchise revenues in each year and other information we believe is useful in analyzing the change in franchise revenues (dollars in thousands):

	2011	2010	2009
Royalties	$109,422	$91,216	$79,690
Rents	161,279	128,143	103,784
Re-image contributions to franchisees	(8,208)	(1,455)	(3,700)
Franchise fees and other	19,573	13,123	13,345

Franchise revenues	$282,066	$231,027	$193,119

% increase	22.1%	19.6%
Average number of franchise restaurants	1,707	1,424	1,215
% increase	19.9%	17.2%
Increase (decrease) in franchise-operated same-store sales:
Jack in the Box	1.3%	(7.8)%	(1.3)%
Qdoba	5.4%	3.6%	(1.3)%
Royalties as a percentage of estimated franchise restaurant sales:
Jack in the Box	5.3%	5.3%	5.3%
Qdoba	5.0%	5.0%	5.0%

Operating Costs and Expenses

Food and packaging costs were 33.4% of company restaurant sales in 2011, 31.8% in 2010 and 32.4% in 2009. The increase in 2011 primarily relates to higher commodity costs and the unfavorable impact of product mix and promotions, partially offset by the benefit of selling price increases. Overall commodity costs increased approximately 4.7% and 7.0% at our Jack in the Box and Qdoba company-operated restaurants, respectively, including higher costs for beef, cheese, pork, dairy, eggs and shortening, partially offset by lower costs for poultry and bakery. The decline in 2010 reflects a decrease in commodity costs at our Jack in the Box restaurants of 1.4% (including beef, shortening, poultry and bakery), margin improvement initiatives and selling price increases, which more than offset the impact of unfavorable product mix and promotions.

Payroll and employee benefit costs were 30.0% of company restaurant sales in 2011, 30.3% in 2010 and 29.7% 2009. The decrease in 2011 reflects leverage from same-store sales increases, lower insurance costs and the benefit of refranchising, which were partially offset by increases in unemployment taxes in several states in which we operate and higher levels of staffing designed to improve the guest experience at our Jack in the Box restaurants. The increase in 2010 reflects the impact of same-store sales deleverage and higher workers’ compensation costs of approximately 50 basis points, which more than offset the benefits derived from our labor productivity initiatives.

Occupancy and other costs were 23.9% of company restaurant sales in 2011 and 2010 and 21.7% in 2009. The percentage in 2011 reflects the leverage from same-store sales increases, lower utilities expense and the benefit of refranchising. These benefits were offset by higher costs associated with the 2011 rollout of new uniforms and menu boards at our Jack in the Box restaurants, higher PSA depreciation expense related to the re-image program at Jack in the Box and higher rent expense as a percentage of sales resulting from a greater proportion of company-operated Qdoba restaurants compared with fiscal 2010. The higher percentage in 2010 compared with 2009 is due primarily to sales deleverage and higher depreciation from the Jack in the Box re-image program, which were partially offset by lower utilities expense.

Distribution costs increased $133.8 million in 2011 and $98.8 million in 2010 primarily reflecting increases in the related sales. As a percentage of the related sales, these costs were 100.5%, 100.4% and 99.6% in 2011, 2010 and 2009, respectively. The percent of sales increase in 2010 relates primarily to deleverage from lower PSA sales at Jack in the Box franchise restaurants.

Franchise costs, principally rents and depreciation on properties leased to Jack in the Box franchisees, increased $31.3 million in 2011 and $26.4 million in 2010, due primarily to our refranchising strategy. Franchise costs increased to 48.3% of the related revenues in 2011 from 45.4% in 2010 and 40.6% in 2009. The percent of sales increase in 2011 versus 2010 is primarily due to higher PSA depreciation expense attributable to an increase in building costs for refranchised locations relating to our re-image program, an increase in re-image contributions to franchisees and higher rent and depreciation expense resulting from an increase in the percentage of locations we lease to franchisees. These increases were partially offset by the leverage provided from same-store sales growth and higher franchise fee revenue. The higher percentage in 2010 as compared with 2009 is primarily due to revenue deleverage from lower sales at franchised restaurants and higher rent and depreciation expense relating to an increase in the percentage of locations we lease to franchisees.

The following table presents the change in selling, general and administrative (“SG&A”) expenses in each year compared with the prior year (in thousands):

	Increase/(Decrease)
	2011 vs. 2010	2010 vs. 2009
Advertising	$(17,867)	$(11,689)
Refranchising strategy	(5,857)	(14,818)
Incentive compensation	2,202	(6,062)
Cash surrender value of COLI policies, net	2,818	(2,954)
Pension and postretirement benefits	(5,295)	17,632
Hurricane Ike insurance proceeds	4,223	(4,223)
Qdoba general and administrative costs	4,430	3,673
Other	45	(2,465)
53rd week	(3,597)	3,597

	$(18,898)	$(17,309)

Our refranchising strategy has resulted in a decrease in the number of company-operated restaurants and the related overhead expenses to manage and support those restaurants. As such, advertising costs, which are primarily contributions to our marketing funds determined as a percentage of restaurant sales, decreased at Jack in the Box and were partially offset by higher advertising expense at Qdoba due to an increase in the number of company-operated restaurants and same-store sales growth. Additionally, in 2010, Jack in the Box advertising costs decreased due to lower PSA sales at company-operated restaurants, partially offset by incremental Company contributions of approximately $6.5 million. The change in incentive compensation expense reflects an improvement in the Company’s results compared with performance goals in 2011 and a weakening in 2010 as compared with the previous year. The cash surrender value of our Company-owned life insurance (“COLI”) policies, net of changes in our non-qualified deferred compensation obligation supported by these policies, are subject to market fluctuations. The changes in market values had a negative impact of $0.1 million in 2011 compared with a net benefit of $2.7 million in 2010 and a negative impact of $0.3 million in 2009. In 2011, the decrease in pension and postretirement benefits expense principally relates to the curtailment of the Company’s qualified pension plan whereby participants will no longer accrue benefits after December 31, 2015. The increase in pension and postretirement benefits expense in 2010 primarily relates to a decrease in the discount rate as compared with 2009. Qdoba general and administrative costs increased in 2011 and 2010 primarily due to higher overhead to support our growing number of company-operated restaurants.

Impairment and other charges, net decreased $36.2 million in 2011 and increased $26.9 million in 2010 as compared to the prior year. The following table presents the components of impairment and other charges, net in each year (in thousands):

	2011	2010	2009
Impairment charges	$1,367	$12,970	$6,586
Losses on disposition of property and equipment, net	7,650	10,757	11,418
Costs of closed restaurants (primarily lease obligations) and other	3,655	25,160	4,010

	$12,672	$48,887	$22,014

Fiscal 2010 includes a charge of $28.0 million (primarily including future lease obligations of $19.0 million and property and equipment impairment charges of $8.4 million) related to the closure of 40 underperforming Jack in the Box restaurants. The decision to close these restaurants was based on a comprehensive analysis that took into consideration levels of return on investment and other key operating performance metrics. After consideration of the fiscal 2010 closure charge, impairment and other charges, net decreased an additional $8.2 million in 2011 due primarily to declines in costs related to our restaurant re-image and new logo program as this program nears completion and lower impairment charges for underperforming Jack in the Box restaurants as compared with 2010.

Gains on the sale of company-operated restaurants to franchisees, net are detailed in the following table (dollars in thousands):

	2011	2010	2009
Number of restaurants sold to franchisees	332	219	194
Gains on the sale of company-operated restaurants	$61,125	$54,988	$81,013
Loss on expected sale of underperforming market	-	-	(2,371)

Gains on the sale of company-operated restaurants, net	$61,125	$54,988	$78,642

Average gain on restaurants sold	$184	$251	$418

Gains were impacted by the number of restaurants sold and changes in average gains recognized, which relate to the specific sales and cash flows of those restaurants. The lower average gains in 2011 and 2010 relate to the sale of markets with lower-than-average sales volumes and cash flows. In 2009, gains on the sale of company-operated restaurants to franchisees, net included a loss of $2.4 million relating to the anticipated sale of a lower performing Jack in the Box market.

Interest Expense, Net

Interest expense, net is comprised of the following (in thousands):

	2011	2010	2009
Interest expense	$18,165	$17,011	$22,155
Interest income	(1,310)	(1,117)	(1,388)

Interest expense, net	$16,855	$15,894	$20,767

Interest expense, net increased $1.0 million in 2011 and decreased $4.9 million in 2010. The increase in 2011 is primarily attributable to an increase in the amortization of deferred finance fees related to the refinancing of our credit facility in 2010 and higher average borrowings, offset in part by lower average interest rates. The decrease in 2010 is primarily due to lower average interest rates and borrowings, partially offset by a $0.5 million loss on the early retirement of debt recorded in connection with the refinancing of our credit facility.

Income Taxes

The income tax provisions reflect effective tax rates of 35.9%, 33.8%, and 37.7% of pretax earnings from continuing operations in 2011, 2010, and 2009, respectively. The higher tax rate in 2011 is primarily due to the market performance of insurance investment products used to fund certain non-qualified retirement plans. The lower tax rate in 2010 is largely attributable to the impact of audit settlements, higher work opportunity tax credits and the market performance of insurance investment products. Changes in the cash value of the insurance products are not included in taxable income.

Earnings from Continuing Operations

Earnings from continuing operations were $80.6 million, or $1.61 per diluted share, in 2011; $70.2 million, or $1.26 per diluted share, in 2010; and $131.0 million, or $2.27 per diluted share, in 2009. We estimate that the extra 53rd week benefitted net earnings by approximately $1.8 million, or $0.03 per diluted share, in fiscal 2010.

Earnings from Discontinued Operations, Net

As described in the “Financial Reporting” section, Quick Stuff’s results of operations have been reported as discontinued operations. In 2009, the loss from discontinued operations, net was $12.6 million, and included a loss from the sale of Quick Stuff of $15.0 million, net of tax.

LIQUIDITY AND CAPITAL RESOURCES

General

Our primary sources of short-term and long-term liquidity are expected to be cash flows from operations, the revolving bank credit facility, the sale of Jack in the Box company-operated restaurants to franchisees and the sale and leaseback of certain restaurant properties.

Our cash requirements consist principally of:

•	working capital;
•	capital expenditures for new restaurant construction and restaurant renovations;
•	income tax payments;
•	debt service requirements; and
•	obligations related to our benefit plans.

Based upon current levels of operations and anticipated growth, we expect that cash flows from operations, combined with other financing alternatives in place or available, will be sufficient to meet our cash requirements for the foreseeable future.

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

Cash and cash equivalents increased slightly to $11.4 million at October 2, 2011 from $10.6 million at the beginning of the fiscal year. During 2011, cash flows provided by operating activities, proceeds from the sale of restaurants to franchisees, and net borrowings under our revolving credit facility were partially offset by repurchases of common stock and property and equipment expenditures. We generally reinvest available cash flows from operations to develop new restaurants or enhance existing restaurants, to reduce debt and to repurchase shares of our common stock.

Cash Flows

The table below summarizes our cash flows from operating, investing and financing activities for each of the past three fiscal years (in thousands):

	2011	2010	2009
Total cash provided by (used in):
Operating activities:
Continuing operations	$124,260	$64,038	$147,324
Discontinued operations	-	(2,172)	1,426
Investing activities:
Continuing operations	(35,802)	19,173	(71,607)
Discontinued operations	-	-	30,648
Financing activities	(87,641)	(123,434)	(102,673)

Increase (decrease) in cash and cash equivalents	$817	$(42,395)	$5,118

Operating Activities.  Operating cash flows from continuing operations increased $60.2 million in 2011 compared with 2010 due primarily to reductions in payments for the following: advertising due to a decrease in the number of company-operated restaurants ($30.3 million), income taxes ($33.2 million), property rent related to fluctuations in the timing of payments for the month of October ($25.0 million), pension contributions ($19.3 million) and bonuses ($13.6 million). The impact of these payment reductions were partially offset by a $20.6 million decrease in net income adjusted for non-cash items, a decrease in beverage incentives received resulting from a decline in the number of company-operated restaurants ($7.2 million) and a decrease in minimum rent receipts from franchisees attributable to the timing of collections for October rents ($10.7 million). Refer to the Results of Operations section of our MD&A for a discussion of factors leading to the decrease in cash net income.

In 2010, cash flows from continuing operations decreased $83.3 million compared with 2009 due primarily to the timing of working capital receipts and disbursements and a decrease in cash flows related to higher company restaurant costs, our refranchising strategy and same-store sales declines at our Jack in the Box restaurants. Operating cash flows from our discontinued operations in 2010 and 2009 were not material to our consolidated statements of cash flows.

Investing Activities.  Investing activity cash flows used in continuing operations increased $55.0 million in 2011 compared with 2010 due primarily to an increase in capital expenditures, a decrease in proceeds from assets held for sale and leaseback and an increase in cash used to acquire Qdoba franchise-operated restaurants, partially offset by an increase in proceeds from the sale of restaurants to franchisees and collections of notes receivables related to prior years’ refranchising activity. In 2010, cash flows from continuing operations increased $90.8 million compared with 2009. This increase was primarily due to an increase in the number of sites that we sold and leased back and lower spending for purchases of property and equipment, partially offset by decreases in proceeds from and collections of notes receivable related to the sale of restaurants to franchisees. In 2009, cash flows provided by discontinued operations primarily represents proceeds received in 2009 of $34.4 million related to the sale of our Quick Stuff convenience and fuel stores.

Capital Expenditures — The composition of capital expenditures in each year follows (in thousands):

	2011	2010	2009
Jack in the Box:
New restaurants	$13,248	$20,867	$46,078
Restaurant facility improvements	73,758	50,724	69,856
Other, including corporate	18,070	10,447	18,377
Qdoba	24,236	13,572	19,189

Total capital expenditures used in continuing operations	$129,312	$95,610	$153,500

Our capital expenditure program includes, among other things, investments in new locations, restaurant remodeling, new equipment and information technology enhancements. In 2011, capital expenditures increased $33.7 million compared with 2010 due primarily to higher spending associated with our Jack in the Box restaurant re-image and new logo program, an increase in the number of new Qdoba restaurants developed, an increase in the number of Jack in the Box restaurants rebuilt and the implementation of a new supply-chain system. These increases were partially offset by a reduction in spending related to a decrease in the number of new Jack in the Box restaurants developed. In 2011, we substantially completed the re-imaging of our company-operated Jack in the Box restaurants. In 2010, capital expenditures decreased $57.9 million due primarily to a decline in the number of new Jack in the Box and Qdoba restaurants developed and the number of existing restaurants rebuilt, and lower spending related to our re-image program and network and system upgrades.

In fiscal 2012, capital expenditures are expected to be approximately $90-$100 million. We plan to open approximately 15 new Jack in the Box and 40 new Qdoba company-operated restaurants in 2011.

Sale of Company-Operated Restaurants — We have continued to expand franchise ownership in the Jack in the Box system primarily through the sale of company-operated restaurants to franchisees. The following table details proceeds received in connection with our refranchising activities (dollars in thousands):

	2011	2010	2009
Number of restaurants sold to franchisees	332	219	194
Cash	$119,275	$66,152	$94,927
Notes receivable	1,000	25,809	21,575

Total proceeds	$120,275	$91,961	$116,502

Average proceeds	$362	$420	$601

All fiscal years presented include financing provided to facilitate the closing of certain transactions. As of October 2, 2011, notes receivable related to refranchisings were $11.3 million. We expect total proceeds of $35-$50 million from the sale of 80-120 Jack in the Box restaurants in 2012.

Assets Held for Sale and Leaseback — We use sale and leaseback financing to lower the initial cash investment in our Jack in the Box restaurants to the cost of the equipment, whenever possible. The following table summarizes the cash flow activity related to sale and leaseback transactions in each year (dollars in thousands):

	2011	2010	2009
Number of restaurants sold and leased back	15	46	9
Proceeds from sale of assets	$28,536	$85,591	$13,772
Spending to acquire/purchase assets	(31,798)	(40,243)	(50,596)

Net cash flows related to assets held for sale and leaseback	$(3,262)	$45,348	$(36,824)

As of October 2, 2011, we had investments of $51.8 million in approximately 55 operating and under-construction restaurant properties that we expect to sell and lease back during fiscal 2012.

Acquisition of Franchise-Operated Restaurants — In each year, we acquired certain Qdoba franchise markets consistent with our strategy to opportunistically acquire markets where we believe there is continued opportunity for restaurant development. The following table details franchise-operated restaurant acquisition activity (dollars in thousands):

	2011	2010	2009
Number of restaurants acquired from franchisees	32	16	22
Cash used to acquire franchise-operated restaurants	$31,077	$8,115	$6,760

The purchase prices were primarily allocated to property and equipment, goodwill and reacquired franchise rights. For additional information, refer to Note 3, Summary of Refranchisings, Franchisee Development and Acquisitions, of the notes to the consolidated financial statements.

FFE Loans to Franchisees — During fiscal 2011, FFE processed loans to qualifying franchisees of $14.5 million for use in re-imaging their restaurants. These loans have terms ranging from five to seven years and bear a fixed or variable rate of interest. For additional information related to FFE, refer to Note 7, Indebtedness and Note 15, Variable Interest Entities, of the notes to the consolidated financial statements.

Financing Activities.  Cash used in financing activities decreased $35.8 million in 2011 and increased $20.8 million in 2010 as compared with the previous year. In 2011, the decrease is due primarily to higher debt payments in 2010 related to the refinancing of our credit facility, offset in part by cash used in 2011 to repurchase shares of our common stock and the change in our book overdraft. The increase in 2010 primarily relates to repurchases of our common stock and the repayment of borrowings under our revolving credit facility in 2009.

Refinancing — In 2010, we replaced our then existing credit facility with our current credit facility intended to provide a more flexible capital structure. In connection with the refinancing, borrowings under the term loan and $169.0 million of borrowings under the revolving credit facility were used to repay all borrowings under the prior credit facility and related transaction fees and expenses, including those associated with the new credit facility. Loan origination costs associated with the new credit facility were $9.5 million and are included as deferred costs in other assets, net in the accompanying consolidated balance sheets.

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

At October 2, 2011, we had $185.0 million outstanding under the term loan, borrowings under the revolving credit facility of $275.0 million and letters of credit outstanding of $35.8 million. For additional information related to our credit facility, refer to Note 7, Indebtedness, of the notes to the consolidated financial statements.

FFE Credit Facility — In January 2011, FFE entered into an $80.0 million Senior Secured Revolving Securitization Facility (“FFE Facility”) with a third party to assist in funding our franchisee lending program.

The FFE Facility is a 12-month revolving loan and security agreement bearing a variable interest rate. As of October 2, 2011, FFE has borrowed $1.2 million against this facility. For additional information related to FFE, refer to Note 7, Indebtedness and Note 15, Variable Interest Entities, of the notes to the consolidated financial statements.

Interest Rate Swaps — To reduce our exposure to rising interest rates under our credit facility, we consider interest rate swaps. In August 2010, we entered into two forward looking swaps that will effectively convert $100.0 million of our variable rate term loan to a fixed-rate basis beginning September 2011 through September 2014. Based on the term loan’s applicable margin of 2.50% as of October 2, 2011, these agreements would have an average pay rate of 1.54%, yielding a fixed rate of 4.04%. Previously, we held two interest rate swaps that effectively converted $200.0 million of our variable rate term loan borrowings to a fixed-rate basis from March 2007 to April 1, 2010. For additional information related to our interest rate swaps, refer to Note 6, Derivative Instruments, of the notes to the consolidated financial statements.

Repurchases of Common Stock — In November 2010, the Board of Directors approved a program to repurchase up to $100.0 million in shares of our common stock expiring November 2011. In May 2011, the Board of Directors approved an additional program to repurchase up to $100.0 million in shares of our common stock expiring November 2012. During fiscal 2011 and 2010, we repurchased 9.1 million and 4.9 million shares at an aggregate cost of $193.1 million and $97.0 million, respectively. The aggregate remaining amount authorized for repurchase as of October 2, 2011 of $6.4 million was used in October 2011 to repurchase 0.3 million shares of our common stock. In November 2011, the Board of Directors approved a new program to repurchase, within the next two years, up to $100.0 million in shares of our common stock.

Off-Balance Sheet Arrangements

We are not a party to any off-balance sheet arrangements that have, or are reasonably likely to have, a current or future material effect on our financial condition, changes in financial condition, results of operations, liquidity, capital expenditures or capital resources.

Contractual Obligations and Commitments

The following is a summary of our contractual obligations and commercial commitments as of October 2, 2011 (in thousands):

	Payments Due by Year

	Total	Less than 1 year	1-3 years	3-5 years	After 5 years
Contractual Obligations:
Credit facility term loan (1)	$199,192	$24,927	$52,183	$122,082	$-
Revolving credit facility (1)	305,060	8,016	14,028	283,016	-
FFE revolving credit facility (1)	600	600	-	-	-
Capital lease obligations	10,727	1,812	2,988	2,537	3,390
Operating lease obligations	1,823,442	208,562	415,409	371,781	827,690
Purchase commitments (2)	206,634	111,136	80,456	15,042	-
Benefit obligations (3)	56,067	7,134	9,774	9,876	29,283

Total contractual obligations	$2,601,722	$362,187	$574,838	$804,334	$860,363

Other Commercial Commitments:
Stand-by letters of credit (4)	$35,816	$35,816	$-	$-	$-

(1)	Includes interest expense estimated at interest rates in effect on October 2, 2011.
(2)	Includes purchase commitments for food, beverage, packaging items and certain utilities.

(3)	Includes expected payments associated with our non-qualified defined benefit plan, postretirement benefit plans and our non-qualified deferred compensation plan through fiscal 2021.

(4)	Consists primarily of letters of credit for workers’ compensation and general liability insurance.

In addition to the amounts shown in the table above, $0.6 million of unrecognized tax benefits have been recorded as liabilities. The timing and amounts of future cash payments related to these liabilities are uncertain.

We maintain a noncontributory defined benefit pension plan (“qualified plan”) covering substantially all full-time employees hired before January 1, 2011. Our policy is to fund our qualified plan at amounts necessary to satisfy the minimum amount required by law, plus additional amounts as determined by management to improve the plan’s funded status. Effective September 2010, we amended our qualified plan whereby participants will no longer accrue benefits after December 31, 2015. As a result, our discretionary contributions will likely be lower in the future when compared with recent years. Contributions beyond fiscal 2011 will depend on pension asset performance, future interest rates, future tax law changes, and future changes in regulatory funding requirements. Based on the funding status of our qualified plan as of our last measurement date, we are not required to make a minimum contribution in 2012. For additional information related to our pension plans, refer to Note 11, Retirement Plans, of the notes to the consolidated financial statements.

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

Long-lived Assets — Property, equipment and certain other assets, including amortized intangible assets, are reviewed for impairment when indicators of impairment are present. This review generally includes a restaurant-level analysis, except when we are actively selling a group of restaurants, in which case we perform our impairment evaluations at the group level. Impairment evaluations for individual restaurants take into consideration a restaurant’s operating cash flows, the period of time since a restaurant has been opened or remodeled, refranchising expectations, and the maturity of the related market. Impairment evaluations for a group of restaurants take into consideration the group’s expected future cash flows and sales proceeds from bids received, if any, or fair market value based on, among other considerations, the specific sales and cash flows of those restaurants. If the assets of a restaurant or group of restaurants subject to our impairment evaluation are not recoverable based upon the forecasted, undiscounted cash flows, we recognize an impairment loss as the amount by which the carrying value of the assets exceeds fair value. Our estimates of cash flows used to assess impairment are subject to a high degree of judgment and may differ from actual cash flows due to, among other things, economic conditions or changes in operating performance. During fiscal year 2011, impairment charges to write down certain assets to their estimated fair value were not material.

Retirement Benefits — Our defined benefit and other postretirement plans’ costs and liabilities are determined using several statistical and other factors, which attempt to anticipate future events, including assumptions about the discount rate and expected return on plan assets. Our discount rate is set annually by us, with assistance from our actuaries, and is determined by considering the average of pension yield curves constructed of a population of high-quality bonds with a Moody’s or Standard and Poor’s rating of “AA” or better meeting certain other criteria. As of October 2, 2011, our discount rate was 5.60% for our defined benefit and postretirement benefit plans. Our expected long-term rate of return on assets is determined taking into consideration our projected asset allocation and economic forecasts prepared with the assistance of our actuarial consultants. As of October 2, 2011, our assumed expected long-term rate of return was 7.75% for our qualified defined benefit plan. The actuarial assumptions used may differ materially from actual results due to changing market and economic conditions, higher or lower turnover and retirement rates or longer or shorter life spans of participants. These differences may affect the amount of pension expense we record. A hypothetical 25 basis point reduction in the assumed discount rate and expected long-term rate of return on plan assets would have resulted in an estimated increase of $2.7 million and $0.7 million, respectively, in our fiscal 2011 pension and postretirement plan expense. We expect our pension and postretirement expense to increase $2.8 million in fiscal 2012 principally due to a decrease in our discount rate from 5.82% to 5.60% and the market performance of the plan assets in the fourth quarter of 2011.

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

Goodwill and Other Intangibles — We evaluate goodwill and non-amortizable intangible assets annually, or more frequently if indicators of impairment are present. Our goodwill impairment analysis includes a qualitative assessment. If this assessment results in a less-than 50% likelihood that the fair value of a reporting unit is less than the carrying amount, then no impairment is recognized and step two of the impairment test is not required. If the determined fair values of these assets are less than the related carrying amounts, an impairment loss is recognized. The methods we use to estimate fair value include future cash flow assumptions, which may differ from actual cash flows due to, among other things, economic conditions or changes in operating performance. During the fourth quarter of fiscal 2011, we reviewed our goodwill and indefinite life intangible assets and determined that no impairment existed as of October 2, 2011.

Legal Accruals — The Company is subject to claims and lawsuits in the ordinary course of its business. A determination of the amount accrued, if any, for these contingencies is made after analysis of each matter. We continually evaluate such accruals and may increase or decrease accrued amounts, as we deem appropriate. Because lawsuits are inherently unpredictable, and unfavorable resolutions could occur, assessing contingencies is highly subjective and requires judgment about future events. As a result, the amount of ultimate loss may differ from those estimates.

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

NEW ACCOUNTING PRONOUNCEMENTS

In June 2011, the FASB issued ASU No. 2011-05, Presentation of Comprehensive Income, which was issued to enhance comparability between entities that report under U.S. GAAP and IFRS, and to provide a more consistent method of presenting non-owner transactions that affect an entity’s equity. ASU 2011-05 eliminates the option to report other comprehensive income and its components in the statement of changes in stockholders’ equity and requires an entity to present the total of comprehensive income, the components of net income and the components of other comprehensive income either in a single continuous statement or in two separate but consecutive statements. This pronouncement is effective for fiscal years, and interim periods within those years, beginning after December 15, 2011. Early adoption of the new guidance is permitted, and full retrospective application is required. This pronouncement is not expected to have a material impact on our consolidated financial statements upon adoption.

Other accounting standards that have been issued or proposed by the FASB or other standards-setting bodies that do not require adoption until a future date are not expected to have a material impact on our consolidated financial statements upon adoption.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Our primary exposure to risks relating to financial instruments is changes in interest rates. Our credit facility, which is comprised of a revolving credit facility and a term loan, bears interest at an annual rate equal to the prime rate or LIBOR plus an applicable margin based on a financial leverage ratio. As of October 2, 2011, the applicable margin for the LIBOR-based revolving loans and term loan was set at 2.50%.

We use interest rate swap agreements to reduce exposure to interest rate fluctuations. In August 2010, we entered into two interest rate swap agreements that will effectively convert $100.0 million of our variable rate term loan borrowings to a fixed-rate basis beginning September 2011 through September 2014. Based on the term loan’s applicable margin of 2.50% as of October 2, 2011, these agreements would have an average pay rate of 1.54%, yielding a fixed rate of 4.04%.

A hypothetical 100 basis point increase in short-term interest rates, based on the outstanding unhedged balance of our revolving credit facility and term loan at October 2, 2011, would result in an estimated increase of $3.6 million in annual interest expense.

We are also exposed to the impact of utility price fluctuations related to unpredictable factors such as weather and various other market conditions outside our control. Our ability to recover increased costs through higher prices is limited by the competitive environment in which we operate. From time to time, we enter into futures and option contracts to manage these fluctuations. At October 2, 2011, we had no such contracts in place.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The consolidated financial statements and related financial information required to be filed are indexed on page F-1 and are incorporated herein.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.  CONTROLS AND PROCEDURES

Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures

Based on an evaluation of the Company’s disclosure controls and procedures (as defined in Rules 13(a) — 15(e) and 15(d) — 15(e) of the Securities Exchange Act of 1934, as amended), as of the end of the Company’s fiscal year ended October 2, 2011, the Company’s Chief Executive Officer and Chief Financial Officer (its principal executive officer and principal financial officer, respectively) have concluded that the Company’s disclosure controls and procedures were effective.

Changes in Internal Control Over Financial Reporting

There have been no significant changes in the Company’s internal control over financial reporting that occurred during the Company’s fiscal quarter ended October 2, 2011 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Management assessed the effectiveness of the Company’s internal control over financial reporting as of October 2, 2011. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control-Integrated Framework. Management has concluded that, as of October 2, 2011, the Company’s internal control over financial reporting was effective based on these criteria.

The Company’s independent registered public accounting firm, KPMG LLP, has issued an audit report on the effectiveness of our internal control over financial reporting, which follows.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders

Jack in the Box Inc.:

We have audited the internal control over financial reporting of Jack in the Box Inc. (the Company) as of October 2, 2011, based on criteria established in Internal Control — Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, Jack in the Box Inc. maintained, in all material respects, effective internal control over financial reporting as of October 2, 2011, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Jack in the Box Inc. and subsidiaries as of October 2, 2011 and October 3, 2010, and the related consolidated statements of earnings, cash flows, and stockholders’ equity for the fifty-two weeks ended October 2, 2011, the fifty-three weeks ended October 3, 2010, and the fifty-two weeks ended September 27, 2009, and our report dated November 22, 2011, expressed an unqualified opinion on those consolidated financial statements.

/s/    KPMG LLP

San Diego, California

November 22, 2011

ITEM 9B.	OTHER INFORMATION

None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

That portion of our definitive Proxy Statement appearing under the captions “Election of Directors — Committees of the Board of Directors Member Qualifications” and “Section 16(a) Beneficial Ownership Reporting Compliance” to be filed with the Commission pursuant to Regulation 14A within 120 days after October 2, 2011 and to be used in connection with our 2012 Annual Meeting of Stockholders is hereby incorporated by reference.

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

We have adopted a Code of Ethics, which applies to all Jack in the Box Inc. directors, officers and employees, including the Chief Executive Officer, Chief Financial Officer, Controller and all of the financial team. The Code of Ethics is posted on the Company’s website, www.jackinthebox.com (under the “Investors — Corporate Governance — Code of Conduct” caption) and in print free of charge to any shareholder upon request. We intend to satisfy the disclosure requirement regarding any amendment to, or waiver of, a provision of the Code of Ethics for the Chief Executive Officer, Chief Financial Officer and Controller or persons performing similar functions, by posting such information on our website. No such waivers have been issued during fiscal 2011.

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

That portion of our definitive Proxy Statement appearing under the caption “Executive Compensation,” “Compensation Committee Interlocks and Insider Participation” and “Compensation Committee Report” to be filed with the Commission pursuant to Regulation 14A within 120 days after October 2, 2011 and to be used in connection with our 2012 Annual Meeting of Stockholders is hereby incorporated by reference.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

That portion of our definitive Proxy Statement appearing under the caption “Security Ownership of Certain Beneficial Owners and Management” to be filed with the Commission pursuant to Regulation 14A within 120 days after October 2, 2011 and to be used in connection with our 2012 Annual Meeting of Stockholders is hereby incorporated by reference. Information regarding equity compensation plans under which company common stock may be issued as of October 2, 2011 is set forth in Item 5 of this Report.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

That portion of our definitive Proxy Statement appearing under the caption “Certain Transactions,” if any, to be filed with the Commission pursuant to Regulation 14A within 120 days after October 2, 2011 and to be used in connection with our 2012 Annual Meeting of Stockholders is hereby incorporated by reference.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

That portion of our definitive Proxy Statement appearing under the caption “Independent Registered Public Accounting Fees and Services” to be filed with the Commission pursuant to Regulation 14A within 120 days after October 2, 2011 and to be used in connection with our 2012 Annual Meeting of Stockholders is hereby incorporated by reference.

PART IV

ITEM 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES

ITEM 15(a) (1) Financial Statements. See Index to Consolidated Financial Statements on page F-1 of this Report.

ITEM 15(a) (2) Financial Statement Schedules. None.

ITEM 15(a) (3) Exhibits.

Number	Description	Form	Filed with SEC
3.1	Restated Certificate of Incorporation, as amended, dated September 21, 2007	10-K	11/20/2009

3.1.1	Certificate of Amendment of Restated Certificate of Incorporation dated September 21, 2007	8-K	9/24/2007

3.2	Amended and Restated Bylaws dated August 4, 2011	8-K	8/9/2011

10.1.1	Credit Agreement dated as of June 29, 2010 by and among Jack in the Box Inc. and the lenders named therein	8-K	7/1/2010

10.1.2	Collateral Agreement dated as of June 29, 2010 by and among Jack in the Box Inc. and the lenders named therein	8-K	7/1/2010

10.1.3	Guaranty Agreement dated as of June 29, 2010 by and among Jack in the Box Inc. and the lenders named therein	8-K	7/1/2010

10.2*	Form of Compensation and Benefits Assurance Agreement for Executives	10-Q	2/20/2008

10.2.1*	Revised Form of Compensation and Benefits Assurance Agreement for Executives	8-K	11/16/2009

10.3*	Amended and Restated Supplemental Executive Retirement Plan	10-Q	2/18/2009

10.4*	Amended and Restated Executive Deferred Compensation Plan	10-Q	2/18/2009

10.5*	Amended and Restated Deferred Compensation Plan for Non-Management Directors	10-K	11/22/2006

10.6*	Amended and Restated Non-Employee Director Stock Option Plan dated September 17, 1999	10-K	12/2/1999

10.7*	Jack in the Box Inc. 2002 Stock Incentive Plan	DEF 14A	1/18/2002

10.7.1*	Form of Restricted Stock Award for certain executives under the 2002 Stock Incentive Plan	10-Q	4/3/2003

10.8*	Amended and Restated 2004 Stock Incentive Plan	10-Q	5/13/2010

10.8.1*	Form of Restricted Stock Award for officers and certain members of management under the 2004 Stock Incentive Plan	10-Q	8/5/2009

10.8.1(a)*	Form of Restricted Stock Award for executives of Qdoba Restaurant Corporation under the 2004 Stock Incentive Plan	10-Q	8/5/2009

10.8.2*	Form of Stock Option Agreement under the 2004 Stock Incentive Plan	10-Q	8/5/2009

10.8.2(a)*	Form of Stock Option Award for officers of Qdoba Restaurant Corporation under the 2004 Stock Incentive Plan	10-Q	8/5/2009

10.8.3*	Jack in the Box Inc. Non-Employee Director Stock Option Award Agreement under the 2004 Stock Incentive Plan	8-K	11/15/2005

10.8.4*	Form of Restricted Stock Unit Award Agreement for officers and certain members of management under the 2004 Stock Incentive Plan	10-Q	5/13/2009

10.8.4(a)*	Form of Restricted Stock Unit Award Agreement for Non-Employee Director under the 2004 Stock Incentive Plan	10-K	11/20/2009

Number	Description	Form	Filed with SEC
10.8.5*	Form of Time-Vested Restricted Stock Unit Award Agreement under the 2004 Stock Incentive Plan	10-K	11/24/2010

10.8.6*	Form of Performance Unit Award Agreement under the 2004 Stock Incentive Plan	10-Q	5/14/2008

10.8.7	Form of Stock Option and Performance Unit Awards Agreement under the 2004 Stock Incentive Plan	10-K	11/20/2009

10.9*	Form of Qdoba Unit Award Agreement	10-K	11/24/2010

10.10*	Executive Retention Agreement between Jack in the Box Inc. and Gary J. Beisler, President and Chief Executive Officer of Qdoba Restaurant Corporation	10-Q	5/28/2003

10.10.1*	Amended and Restated Performance Bonus Incentive Plan effective October 4, 2010	DEF 14A	1/13/2011

10.10.2*	Memorandum of Understanding clarifying date of Gary J. Beisler’s employment with Qdoba Restaurant Corporation	10-Q	2/24/2011

10.11*	Form of Indemnification Agreement between Jack in the Box Inc. and certain officers and directors	10-K	12/12/2002

23.1	Consent of Independent Registered Public Accounting Firm	_____	Filed herewith

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	_____	Filed herewith

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	_____	Filed herewith

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	_____	Filed herewith

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	_____	Filed herewith

101.INSl	XBRL Instance Document

101.SCHl	XBRL Taxonomy Extension Schema Document

101.CALl	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEFl	XBRL Taxonomy Extension Definition Linkbase Document

101.LABl	XBRL Taxonomy Extension Label Linkbase Document

101.PREl	XBRL Taxonomy Extension Presentation Linkbase Document

*	Management contract or compensatory plan.
l	In accordance with Regulation S-T, the XBRL-related information in Exhibit 101 to this Annual Report on Form 10-K shall be deemed to be “furnished” and not “filed.”

ITEM 15(b)	All required exhibits are filed herein or incorporated by reference as described in Item 15(a)(3).

ITEM 15(c)	All supplemental schedules are omitted as inapplicable or because the required information is included in the consolidated financial statements or notes thereto.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

JACK IN THE BOX INC.

By:	/S/ JERRY P. REBEL
Jerry P. Rebel Executive Vice President and Chief Financial Officer (principal financial officer) (Duly Authorized Signatory) Date: November 22, 2011

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Each person whose signature appears below constitutes and appoints Linda A. Lang and Jerry P. Rebel, jointly and severally, his or her attorneys-in-fact, each with the power of substitution, for him or her in any and all capacities, to sign any amendments to this report, and to file the same, with exhibits thereto and other documents in connection therewith with the Securities and Exchange Commission, hereby ratifying and confirming all that each of said attorneys-in-fact, or his or her substitute or substitutes may do or cause to be done by virtue hereof.

Signature	Title	Date

/S/ LINDA A. LANG Linda A. Lang	Chairman of the Board, Chief Executive Officer and President (principal executive officer)	November 22, 2011

/S/ JERRY P. REBEL Jerry P. Rebel	Executive Vice President and Chief Financial Officer (principal financial officer and principal accounting officer)	November 22, 2011

/S/ DAVID L. GOEBEL David L. Goebel	Director	November 22, 2011

/S/ MURRAY H. HUTCHISON Murray H. Hutchison	Director	November 22, 2011

/S/ MADELEINE A. KLEINER Madeleine A. Kleiner	Director	November 22, 2011

/S/ MICHAEL W. MURPHY Michael W. Murphy	Director	November 22, 2011

/S/ JAMES M. MYERS James M. Myers	Director	November 22, 2011

Signature	Title	Date

/S/ DAVID M. TEHLE David M. Tehle	Director	November 22, 2011

/S/ WINIFRED M. WEBB Winifred M. Webb	Director	November 22, 2011

/S/ JOHN T. WYATT John T. Wyatt	Director	November 22, 2011

Schedules not filed: All schedules have been omitted as the required information is inapplicable, immaterial or the information is presented in the consolidated financial statements or related notes.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders

Jack in the Box Inc.:

We have audited the accompanying consolidated balance sheets of Jack in the Box Inc. and subsidiaries (the Company) as of October 2, 2011 and October 3, 2010, and the related consolidated statements of earnings, cash flows, and stockholders’ equity for the fifty-two weeks ended October 2, 2011, the fifty-three weeks ended October 3, 2010, and the fifty-two weeks ended September 27, 2009. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Jack in the Box Inc. and subsidiaries as of October 2, 2011 and October 3, 2010, and the results of their operations and their cash flows for the fifty-two weeks ended October 2, 2011, the fifty-three weeks ended October 3, 2010 and the fifty-two weeks ended September 27, 2009, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the internal control over financial reporting of Jack in the Box Inc. as of October 2, 2011, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated November 22, 2011, expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

/s/ KPMG LLP

San Diego, CA

November 22, 2011

JACK IN THE BOX INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(Dollars in thousands, except per share data)

	October 2, 2011	October 3, 2010
ASSETS
Current assets:
Cash and cash equivalents	$11,424	$10,607
Accounts and other receivables, net	86,213	81,150
Inventories	38,931	37,391
Prepaid expenses	18,737	36,100
Deferred income taxes	45,520	46,185
Assets held for sale and leaseback	51,793	59,897
Other current assets	1,793	3,592

Total current assets	254,411	274,922

Property and equipment, at cost:
Land	105,314	101,206
Buildings	1,025,107	965,312
Restaurant and other equipment	343,718	437,547
Construction in progress	44,660	58,664

	1,518,799	1,562,729
Less accumulated depreciation and amortization	(663,373)	(684,690)

Property and equipment, net	855,426	878,039

Intangible assets, net	17,495	17,986
Goodwill	105,872	85,041
Other assets, net	199,118	151,104

	$1,432,322	$1,407,092

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current maturities of long-term debt	$21,148	$13,781
Accounts payable	94,348	101,216
Accrued liabilities	167,487	168,186

Total current liabilities	282,983	283,183

Long-term debt, net of current maturities	447,350	352,630
Other long-term liabilities	290,723	250,440
Deferred income taxes	5,310	376
Stockholders’ equity:
Preferred stock $0.01 par value, 15,000,000 shares authorized, none issued	-	-

Common stock $0.01 par value, 175,000,000 shares authorized, 74,992,487 and 74,461,632 issued, respectively	750	745
Capital in excess of par value	202,684	187,544
Retained earnings	1,063,020	982,420
Accumulated other comprehensive loss, net	(95,940)	(78,787)
Treasury stock, at cost, 30,746,099 and 21,640,400 shares, respectively	(764,558)	(571,459)

Total stockholders’ equity	405,956	520,463

	$1,432,322	$1,407,092

See accompanying notes to consolidated financial statements.

JACK IN THE BOX INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF EARNINGS

(In thousands, except per share data)

	Fiscal Year
	2011	2010	2009
Revenues:
Company restaurant sales	$1,380,273	$1,668,527	$1,975,842
Distribution sales	530,959	397,977	302,135
Franchise revenues	282,066	231,027	193,119

	2,193,298	2,297,531	2,471,096

Operating costs and expenses, net:
Company restaurant costs:
Food and packaging	460,790	530,613	639,916
Payroll and employee benefits	414,463	505,138	587,551
Occupancy and other	329,766	398,066	428,979

Total company restaurant costs	1,205,019	1,433,817	1,656,446
Distribution costs	533,496	399,707	300,934
Franchise costs	136,148	104,845	78,414
Selling, general and administrative expenses	224,455	243,353	260,662
Impairment and other charges, net	12,672	48,887	22,014
Gains on the sale of company-operated restaurants, net	(61,125)	(54,988)	(78,642)

	2,050,665	2,175,621	2,239,828

Earnings from operations	142,633	121,910	231,268

Interest expense, net	16,855	15,894	20,767

Earnings from continuing operations and before income taxes	125,778	106,016	210,501

Income taxes	45,178	35,806	79,455

Earnings from continuing operations	80,600	70,210	131,046

Losses from discontinued operations, net	-	-	(12,638)

Net earnings	$80,600	$70,210	$118,408

Net earnings per share — basic:
Earnings from continuing operations	$1.63	$1.27	$2.31
Losses from discontinued operations, net	-	-	(0.23)

Net earnings per share	$1.63	$1.27	$2.08

Net earnings per share — diluted:
Earnings from continuing operations	$1.61	$1.26	$2.27
Losses from discontinued operations, net	-	-	(0.22)

Net earnings per share	$1.61	$1.26	$2.05

Weighted-average shares outstanding:
Basic	49,302	55,070	56,795
Diluted	50,085	55,843	57,733

See accompanying notes to consolidated financial statements.

JACK IN THE BOX INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollars in thousands)

	Fiscal Year
	2011	2010	2009
Cash flows from operating activities:
Net earnings	$80,600	$70,210	$118,408
Losses from discontinued operations, net	-	-	12,638

Earnings from continuing operations	80,600	70,210	131,046
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	96,147	101,514	100,830
Deferred finance cost amortization	2,554	1,658	1,461
Deferred income taxes	(12,832)	(27,554)	(15,331)
Share-based compensation expense	8,062	10,605	9,341
Pension and postretirement expense	23,845	29,140	12,243
Losses (gains) on cash surrender value of company-owned life insurance	1,094	(6,199)	1,910
Gains on the sale of company-operated restaurants, net	(61,125)	(54,988)	(78,642)
Gains on the acquisition of franchise-operated restaurants	(426)	-	(958)
Losses on the disposition of property and equipment, net	7,650	10,757	11,418
Impairment charges and other	1,367	12,970	6,586
Loss on early retirement of debt	-	513	-
Changes in assets and liabilities, excluding acquisitions and dispositions:
Accounts and other receivables	(26,116)	(8,174)	3,519
Inventories	(1,540)	284	7,596
Prepaid expenses and other current assets	19,163	(22,967)	11,496
Accounts payable	1,498	(2,219)	(14,975)
Pension and postretirement contributions	(4,790)	(24,072)	(26,233)
Other	(10,891)	(27,440)	(13,983)

Cash flows provided by operating activities from continuing operations	124,260	64,038	147,324
Cash flows provided by (used in) operating activities from discontinued operations	-	(2,172)	1,426

Cash flows provided by operating activities	124,260	61,866	148,750

Cash flows from investing activities:
Purchases of property and equipment	(129,312)	(95,610)	(153,500)
Proceeds from the sale of company-operated restaurants	119,275	66,152	94,927
Proceeds from (purchases of) assets held for sale and leaseback, net	(3,262)	45,348	(36,824)
Collections on notes receivable	20,848	8,322	31,539
Acquisition of franchise-operated restaurants	(31,077)	(8,115)	(6,760)
FFE loans to franchisees	(14,473)	-	-
Other	2,199	3,076	(989)

Cash flows provided by (used in) investing activities from continuing operations	(35,802)	19,173	(71,607)
Cash flows provided by investing activities from discontinued operations	-	-	30,648

Cash flows provided by (used in) investing activities	(35,802)	19,173	(40,959)

Cash flows from financing activities:
Borrowings on revolving credit facilities	721,160	881,000	541,000
Repayments of borrowings on revolving credit facilities	(605,000)	(721,000)	(632,000)
Proceeds from issuance of debt	-	200,000	-
Principal repayments on debt	(13,760)	(418,836)	(2,334)
Debt issuance costs	(989)	(9,548)	-
Proceeds from issuance of common stock	5,530	5,186	4,574
Repurchases of common stock	(193,099)	(97,000)	-
Excess tax benefits from share-based compensation arrangements	1,290	2,037	664
Change in book overdraft	(2,773)	34,727	(14,577)

Cash flows used in financing activities	(87,641)	(123,434)	(102,673)

Net increase (decrease) in cash and cash equivalents	817	(42,395)	5,118
Cash and cash equivalents at beginning of period	10,607	53,002	47,884

Cash and cash equivalents at end of period	$11,424	$10,607	$53,002

See accompanying notes to consolidated financial statements.

JACK IN THE BOX INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(Dollars in thousands)

	Number of Shares	Amount	Capital in Excess of Par Value	Retained Earnings	Accumulated Other Comprehensive Loss, Net	Treasury Stock	Total
Balance at September 28, 2008	73,506,049	$735	$155,023	$795,657	$(19,845)	$(474,459)	$457,111
Shares issued under stock plans, including tax benefit	481,021	5	5,076	-	-	-	5,081
Share-based compensation	-	-	9,341	-	-	-	9,341
Change in pension and postretirement plans’ measurement date, net	-	-	-	(1,855)	40	-	(1,815)
Comprehensive income:
Net earnings	-	-	-	118,408	-	-	118,408
Unrealized gains on interest rate swaps, net	-	-	-	-	21	-	21
Effect of actuarial losses and prior service cost, net	-	-	-	-	(63,658)	-	(63,658)

Total comprehensive income	-	-	-	118,408	(63,637)	-	54,771

Balance at September 27, 2009	73,987,070	740	169,440	912,210	(83,442)	(474,459)	524,489
Shares issued under stock plans, including tax benefit	474,562	5	7,499	-	-	-	7,504
Share-based compensation	-	-	10,605	-	-	-	10,605
Purchases of treasury stock	-	-	-	-	-	(97,000)	(97,000)
Comprehensive income:
Net earnings	-	-	-	70,210	-	-	70,210
Unrealized gains on interest rate swaps, net	-	-	-	-	2,401	-	2,401
Effect of actuarial losses and prior service cost, net	-	-	-	-	2,254	-	2,254

Total comprehensive income	-	-	-	70,210	4,655	-	74,865

Balance at October 3, 2010	74,461,632	745	187,544	982,420	(78,787)	(571,459)	520,463
Shares issued under stock plans, including tax benefit	530,855	5	7,078	-	-	-	7,083
Share-based compensation	-	-	8,062	-	-	-	8,062
Purchases of treasury stock	-	-	-	-	-	(193,099)	(193,099)
Comprehensive income:
Net earnings	-	-	-	80,600	-	-	80,600
Unrealized losses on interest rate swaps, net	-	-	-	-	(1,199)	-	(1,199)
Effect of actuarial losses and prior service cost, net	-	-	-	-	(15,954)	-	(15,954)

Total comprehensive income	-	-	-	80,600	(17,153)	-	63,447

Balance at October 2, 2011	74,992,487	$750	$202,684	$1,063,020	$(95,940)	$(764,558)	$405,956

See accompanying notes to consolidated financial statements.

JACK IN THE BOX INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	NATURE OF OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of operations — Founded in 1951, Jack in the Box Inc. (the “Company”) operates and franchises Jack in the Box® quick-service restaurants and Qdoba Mexican Grill® (“Qdoba”) fast-casual restaurants in 44 states. The following summarizes the number of restaurants:

	2011	2010	2009
Jack in the Box:
Company-operated	629	956	1,190
Franchise	1,592	1,250	1,022

Total system	2,221	2,206	2,212

Qdoba:
Company-operated	245	188	157
Franchise	338	337	353

Total system	583	525	510

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

Principles of consolidation — The consolidated financial statements include the accounts of the Company, its wholly-owned subsidiaries and the accounts of any variable interest entities (“VIEs”) where we are deemed the primary beneficiary. All significant intercompany accounts and transactions are eliminated.

The Financial Accounting Standards Board (“FASB”) authoritative guidance on consolidation requires the primary beneficiary of a VIE to consolidate that entity. The primary beneficiary of a VIE is an enterprise that has a controlling financial interest in the VIE. Controlling financial interest exists when an enterprise has both the power to direct the activities that most significantly impact the VIE’s economic performance and the obligation to absorb losses or the right to receive benefits of the VIE that could potentially be significant to the VIE.

The primary entities in which we possess a variable interest are franchise entities, which operate our franchise restaurants. We do not possess any ownership interests in franchise entities. We have reviewed these franchise entities and determined that we are not the primary beneficiary of the entities and therefore, these entities have not been consolidated. We also hold a variable interest in a subsidiary formed for the purpose of operating a franchisee lending program. In January 2011, we formed an entity, Jack in the Box Franchise Finance, LLC (“FFE”), which may provide up to $100.0 million to assist franchisees in re-imaging their restaurants. We are the sole equity investor in FFE. For information related to this VIE, refer to Note 15, Variable Interest Entities.

JACK IN THE BOX INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Reclassifications and adjustments — Certain prior year amounts in the consolidated financial statements have been reclassified to conform to the fiscal 2011 presentation.

Fiscal year — Our fiscal year is 52 or 53 weeks ending the Sunday closest to September 30. Fiscal 2011 and 2009 include 52 weeks while 2010 includes 53 weeks.

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

Assets held for sale and leaseback represent the costs for new sites and existing sites that we plan to sell and lease back within the next year. Gains or losses realized on sale-leaseback transactions are deferred and amortized to income over the lease terms. If the determination is made that we no longer expect to sell an asset within the next year, the asset is reclassified out of assets held for sale and leaseback. The following table summarizes the cash flow activity related to sale and leaseback transactions in each year (in thousands):

	2011	2010	2009
Proceeds from sale of assets	$28,536	$85,591	$13,772
Spending to acquire/purchase assets	(31,798)	(40,243)	(50,596)

Net cash flows related to assets held for sale and leaseback	$(3,262)	$45,348	$(36,824)

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

Buildings, equipment, and leasehold improvements are generally depreciated using the straight-line method based on the estimated useful lives of the assets, over the initial lease term for certain assets acquired in

JACK IN THE BOX INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

conjunction with the lease commencement for leased properties, or the remaining lease term for certain assets acquired after the commencement of the lease for leased properties. In certain situations, one or more option periods may be used in determining the depreciable life of assets related to leased properties if we deem that an economic penalty would be incurred otherwise. In either circumstance, our policy requires lease term consistency when calculating the depreciation period, in classifying the lease and in computing straight-line rent expense. Building and leasehold improvement assets are assigned lives that range from three to 35 years, and equipment assets are assigned lives that range from two to 35 years. Depreciation and amortization expense related to property and equipment was $95.5 million, $101.0 million and $100.5 million in 2011, 2010, and 2009 respectively.

Impairment of long-lived assets — We evaluate our long-lived assets, such as property and equipment, for impairment whenever indicators of impairment are present. This review generally includes a restaurant-level analysis, except when we are actively selling a group of restaurants in which case we perform our impairment evaluations at the group level. Impairment evaluations for individual restaurants take into consideration a restaurant’s operating cash flows, the period of time since a restaurant has been opened or remodeled, refranchising expectations, and the maturity of the related market. Impairment evaluations for a group of restaurants take into consideration the group’s expected future cash flows and sales proceeds from bids received, if any, or fair market value based on, among other considerations, the specific sales and cash flows of those restaurants. If the assets of a restaurant or group of restaurants subject to our impairment evaluation are not recoverable based upon the forecasted, undiscounted cash flows, we recognize an impairment loss by the amount which the carrying value of the assets exceeds fair value. Long-lived assets that are held for sale are reported at the lower of their carrying value or fair value, less estimated costs to sell.

Goodwill and intangible assets — Goodwill is the excess of the purchase price over the fair value of identifiable net assets acquired, if any. We generally record goodwill in connection with the acquisition of restaurants from franchisees. Likewise, upon the sale of restaurants to franchisees, goodwill is decremented. The amount of goodwill written-off is determined as the fair value of the reporting unit disposed of as a percentage of the fair value of the reporting unit retained. Goodwill is evaluated for impairment annually, or more frequently if indicators of impairment are present. We first assess qualitative factors to determine whether the existence of events or circumstances leads to a determination that it is more likely than not that the fair value of a reporting unit is less than its carrying amount. If the qualitative factors indicate that it is more likely than not that the fair value of a reporting unit is less than its carrying amount, we perform a two-step impairment test of goodwill. In the first step, we estimate the fair value of the reporting unit and compare it to the carrying value of the reporting unit. If the carrying value exceeds the fair value of the reporting unit, the second step is performed to measure the amount of the impairment loss, if any. In the second step, the amount of the impairment loss is the excess of the carrying amount of the goodwill over its implied fair value. During the fourth quarter of fiscal 2011, based upon our qualitative assessment, we determined that goodwill was not impaired as of October 2, 2011.

Intangible assets, net is comprised primarily of acquired franchise contract costs, our Qdoba trademark, lease acquisition costs and reacquired franchise rights. Acquired franchise contract costs and our Qdoba trademark were recorded in connection with our acquisition of Qdoba Restaurant Corporation in fiscal 2003. Acquired franchise contract costs represent the acquired value of franchise contracts, which are amortized over the term of the franchise agreements plus options based on the projected royalty revenue stream. Our Qdoba trademark asset has an indefinite life and is not amortized. Lease acquisition costs primarily represent the fair values of acquired lease contracts having contractual rents lower than fair market rents and are amortized on a straight-line basis over the remaining initial lease term. Reacquired franchise rights are recorded in connection with our acquisition of franchised restaurants and are amortized over the remaining contractual period of the franchise contact in which the right was granted.

JACK IN THE BOX INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Our non-amortizable intangible asset is evaluated for impairment annually, or more frequently if indicators of impairment are present. We performed our annual impairment test in the fourth quarter of fiscal 2011 and determined there was no impairment.

Company-owned life insurance — We have purchased company-owned life insurance (“COLI”) policies to support our non-qualified benefit plans. The cash surrender values of these policies were $73.3 million and $75.8 million as of October 2, 2011 and October 3, 2010, respectively, and are included in other assets, net in the accompanying consolidated balance sheets. Changes in cash surrender values are included in selling, general and administrative expenses in the accompanying consolidated statements of earnings. These policies reside in an umbrella trust for use only to pay plan benefits to participants or to pay creditors if the Company becomes insolvent. As of October 2, 2011 and October 3, 2010, the trust also included cash of $1.9 million and $0.5 million, respectively.

Book overdraft — Accounts payable in our consolidated balance sheets include book overdrafts totaling $32.0 million and $34.7 million at October 2, 2011 and October 3, 2010, respectively. Changes in such amounts are classified as a financing activity in the consolidated statements of cash flows.

Leases — We review all leases for capital or operating classification at their inception under the FASB authoritative guidance for leases. Our operations are primarily conducted under operating leases. Within the provisions of certain leases, there are rent holidays and escalations in payments over the base lease term, as well as renewal periods. The effects of the holidays and escalations have been reflected in rent expense on a straight-line basis over the expected lease term. Differences between amounts paid and amounts expensed are recorded as deferred rent. The lease term commences on the date when we have the right to control the use of the leased property. Certain leases also include contingent rent provisions based on sales levels, which are accrued at the point in time we determine that it is probable such sales levels will be achieved.

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

Income recognized on unredeemed gift card balances was $0.6 million in fiscal 2011 and $0.7 million in fiscal 2010 and 2009.

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

Self-insurance — We are self-insured for a portion of our workers’ compensation, general liability, employee medical and dental, and automotive claims. We utilize a paid-loss plan for our workers’ compensation, general liability and automotive programs, which have predetermined loss limits per occurrence and in the aggregate. We establish our insurance liability (undiscounted) and reserves using independent actuarial estimates of expected losses for determining reported claims and as the basis for estimating claims incurred but not reported.

Advertising costs — We administer marketing funds which include contractual contributions of approximately 5% and 1% of sales at all franchise and company-operated Jack in the Box and Qdoba restaurants, respectively. We record contributions from franchisees as a liability included in accrued liabilities in the accompanying consolidated balance sheets until such funds are expended. The contributions to the marketing funds are designated for advertising and we act as an agent for the franchisees with regard to these contributions. Therefore, we do not reflect franchisee contributions to the funds in our consolidated statements of earnings or cash flows.

Production costs of commercials, programming and other marketing activities are charged to the marketing funds when the advertising is first used for its intended purpose, and the costs of advertising are charged to operations as incurred. Total contributions and other marketing expenses, are included in selling, general, and administrative expenses in the accompanying consolidated statements of earnings. The following table provides a summary of advertising costs related to company-operated restaurants in each year (in thousands):

	2011	2010	2009
Jack in the Box	$63,094	$83,971	$95,155
Qdoba	7,433	5,860	4,929

Total	$70,527	$89,831	$100,084

Share-based compensation — We account for our share-based compensation as required by the FASB authoritative guidance on stock compensation, which generally requires, among other things, that all employee share-based compensation be measured using a fair value method and that the resulting compensation cost be recognized in the financial statements. Compensation expense for our share-based compensation awards is generally recognized on a straight-line basis over the shorter of the vesting period or the period from the date of grant to the date the employee becomes eligible to retire.

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

Derivative instruments — From time to time, we use utility derivatives to reduce the risk of price fluctuations related to natural gas. We also use interest rate swap agreements to manage interest rate exposure. We do not speculate using derivative instruments. We purchase derivative instruments only for the purpose of risk management.

All derivatives are recognized on the consolidated balance sheets at fair value based upon quoted market prices. Changes in the fair values of derivatives are recorded in earnings or other comprehensive income, based on whether the instrument is designated as a hedge transaction. Gains or losses on derivative instruments reported in other comprehensive income (“OCI”) are classified to earnings in the period the hedged item affects earnings. If the underlying hedge transaction ceases to exist, any associated amounts reported in other comprehensive income are reclassified to earnings at that time. Any ineffectiveness is recognized in earnings in the current period. Refer to Note 5, Fair Value Measurements, and Note 6, Derivative Instruments, for additional information regarding our derivative instruments.

Contingencies — We recognize liabilities for contingencies when we have an exposure that indicates it is probable that an asset has been impaired or that a liability has been incurred and the amount of impairment or loss can be reasonably estimated. Our ultimate legal and financial liability with respect to such matters cannot be estimated with certainty and requires the use of estimates. When the reasonable estimate is a range, the recorded loss will be the best estimate within the range. We record legal settlement costs as those costs are probable and reasonably estimable.

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

Effect of new accounting pronouncements — In September 2011, the FASB issued ASU No. 2011-08, Testing Goodwill for Impairment. This pronouncement was issued to simplify how entities test goodwill for impairment. Under this pronouncement, entities may first assess qualitative factors to determine whether it is necessary to perform the two-step goodwill impairment test. If the qualitative assessment results in a more than 50% likely result that the fair value of a reporting unit is less than the carrying amount, then the entity must continue to apply the two-step impairment test. If the entity concludes it is more likely than not that the fair value exceeds the carrying amount, then neither of the two steps in the goodwill impairment test is required. This pronouncement is effective for annual and interim goodwill impairment tests performed for

JACK IN THE BOX INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

fiscal years beginning after December 15, 2011 with early adoption permitted. We adopted this pronouncement in the fourth quarter of fiscal 2011. The adoption did not have a material effect on our consolidated financial statements.

2.	DISCONTINUED OPERATIONS

In 2009, we completed the sale of all 61 of our Quick Stuff convenience stores, which included a major-branded fuel station developed adjacent to a full-size Jack in the Box restaurant. We received cash proceeds of $34.4 million and recorded a loss on disposition of $24.3 million, or $15.0 million net of taxes, included in losses from discontinued operations, net in the accompanying consolidated statement of earnings for fiscal 2009. The loss on disposition includes an impairment charge of $22.4 million related to building assets retained by us and leased to the buyers as part of the sale agreements. The net assets sold totaled approximately $25.7 million and consisted primarily of property and equipment of $24.8 million. During 2009, revenues and operating losses from discontinued operations were $272.2 million and $20.4 million, respectively.

3.	SUMMARY OF REFRANCHISINGS, FRANCHISEE DEVELOPMENT AND ACQUISITIONS

Refranchisings and franchisee development — The following is a summary of the number of Jack in the Box restaurants sold to franchisees, the number of restaurants developed by franchisees and the related gains and fees recognized (dollars in thousands):

	2011	2010	2009
Restaurants sold to franchisees	332	219	194
New restaurants opened by franchisees	58	37	59
Initial franchise fees received	$15,898	$10,218	$10,538
Proceeds from the sale of company-operated restaurants:
Cash	$119,275	$66,152	$94,927
Notes receivable	1,000	25,809	21,575

	120,275	91,961	116,502
Net assets sold (primarily property and equipment)	(52,943)	(35,113)	(33,007)
Goodwill related to the sale of company-operated restaurants	(3,469)	(1,860)	(2,482)
Other (1)	(2,738)	-	(2,371)

Gains on the sale of company-operated restaurants, net	$61,125	$54,988	$78,642

(1)	In 2011, primarily represents future lease commitments and impairment costs associated with three locations we closed in connection with the sale of the related markets. In 2009, represents a loss of $2.4 million related to the anticipated sale of a lower performing Jack in the Box company-operated market. This loss was included in gains on the sale of company-operated restaurants, net in the accompanying consolidated statement of earnings.

JACK IN THE BOX INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Franchise acquisitions — In each of the last three years, we have opportunistically acquired Qdoba franchised restaurants in select markets where we believe there is continued opportunity for restaurant development. We account for the acquisition of franchised restaurants using the purchase method of accounting for business combinations. The purchase price allocations were based on fair value estimates determined using significant unobservable inputs (Level 3). The goodwill recorded in fiscal 2011 primarily relates to the acquisition of two markets and is largely attributable to the sales growth potential of these markets. The following table provides detail of the combined acquisitions in each year (dollars in thousands):

	2011	2010	2009
Restaurants acquired from franchisees	32	16	22
Property and equipment	$6,934	$6,756	$5,182
Reacquired franchise rights	386	301	-
Goodwill	24,300	1,058	2,536
Liabilities assumed	(117)	-	-
Gains on the acquisition of franchise-operated restaurants (1)	(426)	-	(958)

Total consideration	$31,077	$8,115	$6,760

(1)	Included in selling, general and administrative expenses in the accompanying consolidated statements of earnings.

4.	GOODWILL AND INTANGIBLE ASSETS, NET

The changes in the carrying amount of goodwill during 2011 and 2010 by operating segment were as follows (in thousands):

	Jack in the Box	Qdoba	Total
Balance at September 27, 2009	$54,510	$31,333	$85,843
Acquisition of franchised restaurants	-	1,058	1,058
Sale of company-operated restaurants to franchisees	(1,860)	-	(1,860)

Balance at October 3, 2010	52,650	32,391	85,041
Acquisition of franchised restaurants	-	24,300	24,300
Sale of company-operated restaurants to franchisees	(3,469)	-	(3,469)

Balance at October 2, 2011	$49,181	$56,691	$105,872

Intangible assets, net consist of the following as of October 2, 2011 and October 3, 2010 (in thousands):

	2011	2010
Amortized intangible assets:
Gross carrying amount	$17,020	$17,035
Less accumulated amortization	(8,325)	(7,849)

Net carrying amount	8,695	9,186

Non-amortized intangible assets:
Trademark	8,800	8,800

Net carrying amount	$17,495	$17,986

Amortized intangible assets include acquired franchise contracts recorded in connection with our acquisition of Qdoba in 2003, lease acquisition costs and reacquired Qdoba franchise rights. The weighted-average life of these amortized intangible assets is approximately 21 years. Total amortization expense related to intangible assets was $0.8 million, $0.7 million and $0.8 million in fiscal 2011, 2010 and 2009, respectively.

JACK IN THE BOX INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table summarizes, as of October 2, 2011, the estimated amortization expense for each of the next five fiscal years (in thousands):

Fiscal Year
2012	$849
2013	808
2014	769
2015	748
2016	724

Total	$3,898

5.	FAIR VALUE MEASUREMENTS

Financial assets and liabilities — The following tables present the financial assets and liabilities measured at fair value on a recurring basis as of October 2, 2011 and October 3, 2010 (in thousands):

	Fair Value Measurements as of October 2, 2011
	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Non-qualified deferred compensation plan (1)	$(34,288)	$(34,288)	$-	$-
Interest rate swaps (Note 6) (2)	(2,682)	-	(2,682)	-

Total liabilities at fair value	$(36,970)	$(34,288)	$(2,682)	$-

	Fair Value Measurements as of October 3, 2010
	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Non-qualified deferred compensation plan (1)	$(36,011)	$(36,011)	$-	$-
Interest rate swaps (Note 6) (2)	(733)	-	(733)	-

Total liabilities at fair value	$(36,744)	$(36,011)	$(733)	$-

(1)	We maintain an unfunded defined contribution plan for key executives and other members of management excluded from participation in our qualified savings plan. The fair value of this obligation is based on the closing market prices of the participants’ elected investments.

(2)	We entered into interest rate swaps to reduce our exposure to rising interest rates on our variable debt. The fair value of our interest rate swaps are based upon valuation models as reported by our counterparties.

The fair values of each of our long-term debt instruments are based on quoted market values, where available, or on the amount of future cash flows associated with each instrument, discounted using our current borrowing rate for similar debt instruments of comparable maturity. The estimated fair values of our term loan and capital lease obligations approximated their carrying values as of October 2, 2011.

JACK IN THE BOX INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Non-financial assets and liabilities — The Company’s non-financial instruments, which primarily consist of goodwill, intangible assets and property and equipment, are reported at carrying value and are not required to be measured at fair value on a recurring basis. However, on a periodic basis (at least annually for goodwill and semi-annually for property and equipment) or whenever events or changes in circumstances indicate that their carrying value may not be recoverable, non-financial instruments are assessed for impairment. If applicable, the carrying values are written down to fair value.

In connection with our impairment reviews during fiscal 2011, no material fair value adjustments were recorded. Refer to Note 9, Impairment, Disposition of Property and Equipment, and Restaurant Closing Costs, for additional information regarding impairment charges.

6.	DERIVATIVE INSTRUMENTS

Objectives and strategies — We are exposed to interest rate volatility with regard to our variable rate debt. To reduce our exposure to rising interest rates, in August 2010, we entered into two interest rate swap agreements that converts $100.0 million of our variable rate term loan borrowings to a fixed-rate basis beginning September 2011 through September 2014. Previously, we held two interest rate swaps that effectively converted $200.0 million of our variable rate term loan borrowings to a fixed-rate basis from March 2007 to April 1, 2010. These agreements have been designated as cash flow hedges under the terms of the FASB authoritative guidance for derivatives and hedging. To the extent that they are effective in offsetting the variability of the hedged cash flows, changes in the fair values of the derivatives are not included in earnings but are included in OCI. These changes in fair value are subsequently reclassified into net earnings as a component of interest expense as the hedged interest payments are made on our term debt.

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

Financial position — The following derivative instruments were outstanding as of the end of each period (in thousands):

	October 2, 2011		October 3, 2010
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Derivatives designated as hedging instruments:
Interest rate swaps (Note 5)	Accrued liabilities	$(2,682)	Accrued liabilities	$(733)

Total derivatives		$(2,682)		$(733)

JACK IN THE BOX INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Financial performance — The following is a summary of the gains or (losses) recognized on our derivative instruments (in thousands):

	Location of Loss in Income	2011	2010	2009
Derivatives designated as hedging instruments:
Interest rate swap loss recognized in OCI (Note 13)	N/A	$(2,066)	$(837)	$(6,147)
Interest rate swap loss reclassified from accumulated OCI into income (Note 13)	Interest expense, net	$(117)	$(4,719)	$(6,189)
Derivatives not designated as hedging instruments:
Natural gas contracts	Occupancy and other	$-	$-	$(544)

Amounts reclassified from accumulated OCI into interest expense represent payments made to the counterparty for the effective portions of the interest rate swaps that were recognized in accumulated other comprehensive income (loss) and reclassified into earnings as an increase to interest expense for the periods presented. During 2011, 2010 and 2009, our interest rate swaps had no hedge ineffectiveness.

7.	INDEBTEDNESS

The detail of long-term debt at each year-end is as follows (in thousands):

	2011	2010
Revolver, variable interest rate based on an applicable margin plus LIBOR, 2.92% at October 2, 2011	$275,000	$160,000
Term loan, variable interest rate based on an applicable margin plus LIBOR, 2.78% at October 2, 2011	185,000	197,500
FFE revolver, variable interest rate based on an applicable margin plus the lender’s cost of funds, 3.20% at October 2, 2011	1,160	-
Capital lease obligations, 9.96% weighted average interest rate at October 2, 2011	7,338	8,911

	468,498	366,411
Less current portion	(21,148)	(13,781)

	$447,350	$352,630

Credit facility — Our credit facility is comprised of (i) a $400.0 million revolving credit facility and (ii) a $200.0 million term loan maturing on June 29, 2015, initially both with London Interbank Offered Rate (“LIBOR”) plus 2.50%. As part of the credit agreement, we may also request the issuance of up to $75.0 million in letters of credit, the outstanding amount of which reduces the net borrowing capacity under the agreement. The credit facility requires the payment of an annual commitment fee based on the unused portion of the credit facility. The credit facility’s interest rates and the annual commitment rate are based on a financial leverage ratio, as defined in the credit agreement. At October 2, 2011, we had borrowings under the revolving credit facility of $275.0 million, $185.0 million outstanding under the term loan and letters of credit outstanding of $35.8 million.

Collateral — The Company’s obligations under the credit facility are secured by first priority liens and security interests in the capital stock, partnership and membership interests owned by the Company and (or) its subsidiaries, and any proceeds thereof, subject to certain restrictions set forth in the credit agreement. Additionally, there is a negative pledge on all tangible and intangible assets (including all real and personal property) with customary exceptions as reflected in the credit agreement.

JACK IN THE BOX INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Covenants — We are subject to a number of customary covenants under our credit facility, including limitations on additional borrowings, acquisitions, loans to franchisees, capital expenditures, lease commitments, stock repurchases, dividend payments and requirements to maintain certain financial ratios.

FFE credit facility — In January 2011, we entered into an $80.0 million Senior Secured Revolving Securitization Facility (“FFE Facility”) with a third party to assist in funding our franchisee lending program. The FFE Facility is a 12-month revolving loan and security agreement bearing interest at the lender’s cost of funds plus a weighted-average applicable margin of approximately 2.9%. The applicable margin varies from 2.5% to 3.2%, depending on the risk level of the underlying franchise loans. FFE obligations under the FFE Facility are secured by the assets of the Franchise Financing Entity. At October 2, 2011, we had borrowings under this facility of $1.2 million. Refer to Note 15, Variable Interest Entities, for additional information regarding FFE.

Future cash payments — Scheduled principal payments on our long-term debt for each of the next five fiscal years are as follows (in thousands):

Fiscal Year
2012	$21,148
2013	15,948
2014	30,898
2015	395,866
2016	900

We may make voluntary prepayments of the loans under the revolving credit facility and term loan at any time without premium or penalty. Certain events such as asset sales, certain issuances of debt and insurance and condemnation recoveries, may trigger a mandatory prepayment.

Capitalized interest — We capitalize interest in connection with the construction of our restaurants and other facilities. Interest capitalized in 2011, 2010 and 2009 was $0.3 million, $0.3 million and $0.7 million, respectively.

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

The components of rent expense were as follows in each fiscal year (in thousands):

	2011	2010	2009
Minimum rentals	$223,034	$222,600	$208,091
Contingent rentals	1,796	1,804	2,954

Total rent expense	224,830	224,404	211,045
Less rental expense on subleased properties	(109,300)	(83,340)	(61,529)

Net rent expense	$115,530	$141,064	$149,516

JACK IN THE BOX INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table presents as of October 2, 2011, future minimum lease payments under capital and operating leases as follows (in thousands):

Fiscal Year	Capital Leases	Operating Leases
2012	$1,812	$208,562
2013	1,572	212,486
2014	1,416	202,923
2015	1,299	187,981
2016	1,238	183,800
Thereafter	3,390	827,690

Total minimum lease payments	10,727	$1,823,442

Less amount representing interest, 9.96% weighted average interest rate	(3,389)

Present value of obligations under capital leases	7,338
Less current portion	(1,114)

Long-term capital lease obligations	$6,224

Total future minimum lease payments of $1.1 billion included in the table above are expected to be recovered under our non-cancellable operating subleases.

Assets recorded under capital leases are included in property and equipment and consisted of the following at each year-end (in thousands):

	2011	2010
Buildings	$19,514	$22,733
Equipment	-	16

	19,514	22,749
Less accumulated amortization	(13,517)	(15,340)

	$5,997	$7,409

Amortization of assets under capital leases is included in depreciation and amortization expense.

As lessor — We lease or sublease restaurants to certain franchisees and others under agreements that generally provide for the payment of percentage rentals in excess of stipulated minimum rentals, usually for a period of 20 years. Most of our leases have rent escalation clauses and renewal clauses of 5 to 20 years. Total rental income was $166.9 million, $133.8 million and $105.5 million, including contingent rentals of $10.4 million, $7.7 million and $13.0 million, in 2011, 2010 and 2009, respectively.

The minimum rents receivable expected to be received under these non-cancelable operating leases, excluding contingent rentals, as of October 2, 2011 are as follows (in thousands):

Fiscal Year
2012	$160,795
2013	172,879
2014	171,848
2015	170,502
2016	184,239
Thereafter	1,711,989

Total minimum future rentals	$2,572,252

JACK IN THE BOX INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Assets held for lease consisted of the following at each year-end (in thousands):

	2011	2010
Land	$63,839	$49,913
Buildings	583,168	410,823
Equipment	3,244	373

	650,251	461,109
Less accumulated depreciation	(298,801)	(207,616)

	$351,450	$253,493

9.	IMPAIRMENT, DISPOSITION OF PROPERTY AND EQUIPMENT, AND RESTAURANT CLOSING COSTS

Impairment — When events and circumstances indicate that our long-lived assets might be impaired and their carrying amount is greater than the undiscounted cash flows we expect to generate from such assets, we recognize an impairment loss as the amount by which the carrying value exceeds the fair value of the assets. We typically estimate fair value based on the estimated discounted cash flows of the related asset using marketplace participant assumptions. In 2011, impairment charges primarily relate to certain excess Jack in the Box property and restaurants that we have closed or plan to close. Impairment charges in 2010 and 2009 primarily represent charges to write-down the carrying value of certain underperforming Jack in the Box restaurants, including in 2010, property and equipment impairment charges of $8.4 million related to the closure of 40 underperforming Jack in the Box restaurants.

Disposition of property and equipment — We also recognize accelerated depreciation and other costs on the disposition of property and equipment. When we decide to dispose of a long-lived asset, depreciable lives are adjusted based on the estimated disposal date and accelerated depreciation is recorded. Other disposal costs primarily relate to gains or losses recognized upon the sale of closed restaurant properties, and charges from our ongoing re-image and logo program and normal capital maintenance activities.

The following impairment and disposal costs are included in impairment and other charges, net in the accompanying consolidated statements of earnings (in thousands):

	2011	2010	2009
Impairment charges	$1,367	$12,970	$6,586
Losses on the disposition of property and equipment, net	$7,650	$10,757	$11,418

Restaurant closing costs consist of future lease commitments, net of anticipated sublease rentals and expected ancillary costs, and are included in impairment and other charges, net in the accompanying consolidated statements of earnings. Total accrued restaurant closing costs, included in accrued liabilities and other long-term liabilities, changed as follows (in thousands):

	2011	2010
Balance at beginning of year	$25,020	$4,234
Additions and adjustments	3,499	22,362
Cash payments	(6,862)	(1,576)

Balance at end of year	$21,657	$25,020

JACK IN THE BOX INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Additions and adjustments primarily relate to revisions to certain sublease and cost assumptions in 2011 and the closure of 40 restaurants in 2010 which resulted in future lease commitment charges of $19.0 million.

The future minimum lease payment and receipts for the next five fiscal years and thereafter are included in the amounts disclosed in Note 8, Leases. Our obligations under these leases expire at various dates between 2011 and 2029.

10.	INCOME TAXES

The fiscal year income taxes consist of the following (in thousands):

	2011	2010	2009
Current:
Federal	$47,144	$55,046	$91,088
State	10,866	8,314	13,442

	58,010	63,360	104,530

Deferred:
Federal	(8,077)	(24,070)	(21,846)
State	(4,755)	(3,484)	(3,229)

	(12,832)	(27,554)	(25,075)

Income tax expense from continuing operations	$45,178	$35,806	$79,455

Income tax benefit from discontinued operations	$-	$-	$(7,465)

A reconciliation of the federal statutory income tax rate to our effective tax rate is as follows:

	2011	2010	2009
Computed at federal statutory rate	35.0%	35.0%	35.0%
State income taxes, net of federal tax benefit	3.4	3.2	3.2
Benefit of jobs tax credits	(1.5)	(1.8)	(0.7)
Expense/(benefit) related to COLIs	0.3	(2.3)	-
Others, net	(1.3)	(0.3)	0.2

	35.9%	33.8%	37.7%

JACK IN THE BOX INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The tax effects of temporary differences that give rise to significant portions of deferred tax assets and deferred tax liabilities at each year-end are presented below (in thousands):

	2011	2010
Deferred tax assets:
Accrued pension and postretirement benefits	$82,706	$57,817
Accrued insurance	14,263	13,603
Leasing transactions	9,348	11,290
Accrued vacation pay expense	6,605	8,528
Deferred income	2,268	2,436
Other reserves and allowances	29,127	33,893
Tax loss and tax credit carryforwards	4,025	4,087
Share-based compensation	18,853	16,708
Other, net	4,620	4,515

Total gross deferred tax assets	171,815	152,877
Valuation allowance	(4,025)	(4,087)

Total net deferred tax assets	167,790	148,790
Deferred tax liabilities:
Property and equipment, principally due to differences in depreciation	(32,677)	(38,250)
Intangible assets	(24,021)	(23,394)

Total gross deferred tax liabilities	(56,698)	(61,644)

Net deferred tax assets	$111,092	$87,146

Deferred tax assets at October 2, 2011 include state net operating loss carryforwards of approximately $62.7 million expiring at various times between 2012 and 2029. At October 2, 2011 and October 3, 2010, we recorded a valuation allowance related to state net operating losses of $4.0 million and $4.1 million, respectively. The current year change in the valuation allowance of $0.1 million relates to net operating losses. We believe that it is more likely than not that these loss carryforwards will not be realized and that the remaining deferred tax assets will be realized through future taxable income or alternative tax strategies.

At October 3, 2010, our gross unrecognized tax benefits associated with uncertain income tax positions were $0.6 million, which if recognized, would favorably affect the effective income tax rate. As of October 2, 2011, the gross unrecognized tax benefits remain unchanged. A reconciliation of the beginning and ending amount of unrecognized tax benefits follows (in thousands):

	2011	2010
Balance beginning of year	$629	$608
Increases to tax positions recorded during current years	-	200
Reductions to tax positions due to settlements with taxing authorities	-	(179)

Balance at end of year	$629	$629

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

JACK IN THE BOX INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The major jurisdictions in which the Company files income tax returns include the United States and states in which we operate that impose an income tax. The federal statutes of limitations have not expired for fiscal years 2008 and forward. The statutes of limitations for California and Texas, which constitute the Company’s major state tax jurisdictions, have not expired for fiscal years 2001 and 2007, respectively, and forward. Generally, the statutes of limitations for the other state jurisdictions have not expired for fiscal years 2008 and forward.

11.	RETIREMENT PLANS

We sponsor programs that provide retirement benefits to most of our employees. These programs include defined contribution plans, defined benefit pension plans and postretirement healthcare plans.

Defined contribution plans — We maintain qualified savings plans pursuant to Section 401(k) of the Internal Revenue Code, which allow administrative and clerical employees who have satisfied the service requirements and reached age 21 to defer a percentage of their pay on a pre-tax basis. We match 50% of the first 4% of compensation deferred by the participant. Our contributions under these plans were $1.2 million, $1.5 million and $1.9 million in 2011, 2010 and 2009, respectively. We also maintain unfunded, non-qualified deferred compensation plans for key executives and other members of management who are excluded from participation in the qualified savings plans. These plans allow participants to defer up to 50% of their salary and 100% of their bonus, on a pre-tax basis. We match 100% of the first 3% contributed by the participant. Effective January 1, 2007, our supplemental executive retirement plan (“SERP”) was closed to new participants. To compensate executives no longer eligible to participate in the SERP, we also contribute a supplemental amount equal to 4% of an eligible employee’s salary and bonus for a period of ten years in such eligible position. Our contributions under the non-qualified deferred compensation plans were $1.1 million, $1.3 million and $1.2 million in 2011, 2010 and 2009, respectively. In all plans, a participant’s right to Company contributions vests at a rate of 25% per year of service.

Defined benefit pension plans — We sponsor a defined benefit pension plan (“qualified plan”) covering substantially all full-time employees. In September 2010, the Board of Directors approved changes to our qualified plan whereby participants and rehired participants no longer accrue benefits effective December 31, 2015 and the plan was closed to new participants effective January 1, 2011. This change was accounted for as a plan “curtailment” in accordance with the authoritative guidance issued by the FASB. We also sponsor an unfunded supplemental executive retirement plan (“non-qualified plan”) which provides certain employees additional pension benefits and has been closed to new participants since January 1, 2007. Benefits under both plans are based on the employees’ years of service and compensation over defined periods of employment.

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

JACK IN THE BOX INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Obligations and funded status — The following table provides a reconciliation of the changes in benefit obligations, plan assets and funded status of our retirement plans as of October 2, 2011 and October 3, 2010 (in thousands):

	Qualified Pension Plan		Non-Qualified Pension Plan		Postretirement Health Plans
	2011	2010	2011	2010	2011	2010
Change in benefit obligation:
Obligation at beginning of year	$321,941	$290,469	$53,505	$49,445	$27,819	$23,828
Service cost	9,982	11,726	806	829	80	106
Interest cost	18,557	17,704	3,023	3,003	1,585	1,435
Participant contributions	-	-	-	-	143	142
Actuarial loss	10,954	26,594	1,391	3,053	1,763	4,677
Benefits paid	(6,962)	(8,061)	(3,121)	(3,001)	(1,812)	(2,369)
Plan amendment	-	-	-	176	-	-
Net gain arising due to curtailment	-	(16,491)	-	-	-	-

Obligation at end of year	$354,472	$321,941	$55,604	$53,505	$29,578	$27,819

Change in plan assets:
Fair value at beginning of year	$270,819	$231,584	$-	$-	$-	$-
Actual return on plan assets	(2,022)	27,296	-	-	-	-
Participant contributions	-	-	-	-	143	142
Employer contributions	-	20,000	3,121	3,001	1,669	2,227
Benefits paid	(6,962)	(8,061)	(3,121)	(3,001)	(1,812)	(2,369)

Fair value at end of year	$261,835	$270,819	$-	$-	$-	$-

Funded status at end of year	$(92,637)	$(51,122)	$(55,604)	$(53,505)	$(29,578)	$(27,819)

Amounts recognized on the balance sheet:
Current liabilities	$-	$-	$(3,381)	$(3,184)	$(1,395)	$(1,193)
Noncurrent liabilities	(92,637)	(51,122)	(52,223)	(50,321)	(28,183)	(26,626)

Total liability recognized	$(92,637)	$(51,122)	$(55,604)	$(53,505)	$(29,578)	$(27,819)

Amounts in AOCI not yet reflected in net periodic benefit cost:
Unamortized actuarial loss, net	$126,638	$101,447	$16,401	$16,316	$7,942	$6,381
Unamortized prior service cost	-	-	2,050	2,538	-	31

Total	$126,638	$101,447	$18,451	$18,854	$7,942	$6,412

Other changes in plan assets and benefit obligations recognized in OCI:
Net actuarial loss	$33,708	$17,012	$1,391	$3,053	$1,763	$4,677
Amortization of actuarial loss	(8,518)	(9,969)	(1,305)	(1,189)	(202)	(64)
Amortization of prior service cost	-	(124)	(488)	(465)	(31)	(184)
Prior service cost due to curtailment	-	(56)	-	176	-	-
Net gain arising due to curtailment	-	(16,491)	-	-	-	-

Total recognized in OCI	25,190	(9,628)	(402)	1,575	1,530	4,429
Net periodic benefit cost and other losses	16,325	21,865	5,622	5,486	1,898	1,789

Total recognized in comprehensive income	$41,515	$12,237	$5,220	$7,061	$3,428	$6,218

Amounts in AOCI expected to be amortized in fiscal 2012 net periodic benefit cost:
Net actuarial loss	$11,272		$1,140		$89
Prior service cost	-		432		-

Total	$11,272		$1,572		$89

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

As of October 2, 2011 and October 3, 2010, the qualified plan’s ABO exceeded the fair value of its plan assets. The non-qualified plan is an unfunded plan and, as such, had no plan assets as of October 2, 2011 and October 3, 2010. The following sets forth the PBO, ABO and fair value of plan assets of our pension plans as of the measurement date in each year (in thousands):

	2011	2010
Qualified plan:
Projected benefit obligation	$354,472	$321,941
Accumulated benefit obligation	$338,636	$302,982
Fair value of plan assets	$261,835	$270,819

Non-qualified plan:
Projected benefit obligation	$55,604	$53,505
Accumulated benefit obligation	$55,427	$53,282
Fair value of plan assets	$-	$-

Net periodic benefit cost — The components of the fiscal year net periodic benefit cost were as follows (in thousands):

	2011	2010	2009
Qualified defined pension plan:
Service cost	$9,982	$11,726	$9,045
Interest cost	18,557	17,704	15,334
Expected return on plan assets	(20,732)	(17,714)	(17,485)
Actuarial loss	8,518	9,969	55
Amortization of unrecognized prior service cost	-	124	124
Prior service cost due to curtailment	-	56	-

Net periodic benefit cost	$16,325	$21,865	$7,073

Non-qualified pension plan:
Service cost	$806	$829	$641
Interest cost	3,023	3,003	2,907
Actuarial loss	1,305	1,189	396
Amortization of unrecognized prior service cost	488	465	707

Net periodic benefit cost	$5,622	$5,486	$4,651

Postretirement health plans:
Service cost	$80	$106	$99
Interest cost	1,585	1,435	1,199
Actuarial loss (gain)	202	64	(964)
Amortization of unrecognized prior service cost	31	184	185

Net periodic benefit cost	$1,898	$1,789	$519

JACK IN THE BOX INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Assumptions — We determine our actuarial assumptions on an annual basis. In determining the present values of our benefit obligations and net periodic benefit costs as of and for the fiscal years ended October 2, 2011, October 3, 2010 and September 27, 2009, respectively, we used the following weighted-average assumptions:

	2011	2010	2009
Assumptions used to determine benefit obligations (1):
Qualified pension plan:
Discount rate	5.60%	5.82%	6.16%
Rate of future pay increases	3.50	3.50	3.50
Non-qualified pension plan:
Discount rate	5.60%	5.82%	6.16%
Rate of future pay increases	3.50	3.50	5.00
Postretirement health plans:
Discount rate	5.60%	5.82%	6.16%
Assumptions used to determine net periodic benefit cost (2):
Qualified pension plans:
Discount rate	5.82%	6.16%	7.30%
Long-term rate of return on assets	7.75	7.75	7.75
Rate of future pay increases	3.50	3.50	3.50
Non-qualified pension plan:
Discount rate	5.82%	6.16%	7.30%
Rate of future pay increases	3.50	5.00	5.00
Postretirement health plans:
Discount rate	5.82%	6.16%	7.30%

(1)	Determined as of end of year.
(2)	Determined as of beginning of year.

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

The assumed discount rate and expected long-term rate of return on assets have a significant effect on amounts reported for our pension and postretirement plans. A quarter percentage point decrease in the discount rate and long-term rate of return used would have decreased fiscal 2011 earnings before income taxes by $2.7 million and $0.7 million, respectively.

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

JACK IN THE BOX INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For measurement purposes, the weighted-average assumed health care cost trend rates for our postretirement health plans were as follows for each fiscal year:

	2011	2010
Health care cost trend rate for next year:
Participants under age 65	7.70%	7.75%
Participants age 65 or older	7.00%	7.25%
Rate to which the cost trend rate is assumed to decline:
Participants under age 65	5.10%	4.50%
Participants age 65 or older	4.50%	4.50%
Year the rate reaches the ultimate trend rate:
Participants under age 65	2040	2028
Participants age 65 or older	2028	2028

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

	1% Point Increase	1% Point Decrease
Total interest and service cost	$230	$(194)
Postretirement benefit obligation	$3,756	$(3,192)

Plan assets — Our investment philosophy is to (1) protect the corpus of the fund; (2) establish investment objectives that will allow the market value to exceed the present value of the vested and unvested liabilities over time; while (3) obtaining adequate investment returns to protect benefits promised to the participants and their beneficiaries. Our asset allocation strategy utilizes multiple investment managers in order to maximize the plan’s return while minimizing risk. We regularly monitor our asset allocation, and senior financial management and the Finance Committee of the Board of Directors review performance results at least semi-annually. Our plan asset allocation at the end of fiscal 2011 and target allocations are as follows:

	2011	Target	Minimum	Maximum
Large cap equity	24%	25%	15%	35%
Small cap equity	16	15	5	25
International equity	15	15	5	25
Core fixed funds	29	25	15	35
Real return bonds	7	5	0	10
Alternative investments	6	5	0	10
Real estate	3	10	0	10

	100%	100%

JACK IN THE BOX INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The fair values of the qualified plan’s assets at October 2, 2011 and October 3, 2010 by asset category are as follows (in thousands):

			Items Measured at Fair Value at October 2, 2011
		Total	Quoted Prices in Active Markets for Identical (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Asset Category:
Cash and cash equivalents	(1)	$2,324	$2,324	$-	$-
Equity:
U.S	(2)	40,526	40,526	-	-
Commingled	(3)	101,685	101,685	-	-
Fixed income:
Asset-backed securities	(4)	6,390	-	6,390	-
Corporate bonds	(5)	9,710	-	9,710	-
Non-government-backed C.M.O.’s	(6)	5,322	-	5,322	-
Government and mortgage securities	(7)	71,534	54,034	17,500	-
Other	(8)	15,823	15,823	-	-
Interest rate swaps	(9)	106	-	106	-
Real estate	(10)	8,415	-	-	8,415

		$261,835	$214,392	$39,028	$8,415

			Items Measured at Fair Value at October 3, 2010
		Total	Quoted Prices in Active Markets for Identical (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Asset Category:
Cash and cash equivalents	(1)	$5,311	$5,311	$-	$-
Equity:
U.S.	(2)	74,240	74,240	-	-
Commingled	(3)	82,065	82,065	-	-
Fixed income:
Asset-backed securities	(4)	4,679	-	4,679	-
Corporate bonds	(5)	44,557	36,123	8,365	69
Non-government-backed C.M.O.’s	(6)	5,778	-	5,778	-
Government and mortgage securities	(7)	31,136	16,075	15,061	-
Other	(8)	15,945	15,945	-	-
Interest rate swaps	(9)	54	-	54	-
Real estate	(10)	7,054	-	-	7,054

		$270,819	$229,759	$33,937	$7,123

(1)	Cash and cash equivalents are comprised of commercial paper, short-term bills and notes, and short-term investment funds, which are valued at unadjusted quoted market prices.

(2)	U.S. equity securities are comprised of investments in common stock of U.S. and non-U.S. companies for total return purposes. These investments are valued by the trustee at closing prices from national exchanges on the valuation date.

(3)	Commingled equity securities are comprised of investments in mutual funds, the fair value of which is determined by reference to the fund’s underlying assets, which are primarily marketable equity securities that are traded on national exchanges and valued at unadjusted quoted market prices.

JACK IN THE BOX INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(4)	Asset-backed securities are comprised of collateralized obligations and mortgage-backed securities, which are valued by the trustee using observable, market-based inputs.

(5)	Corporate bonds are comprised of mutual funds traded on national securities exchanges, valued at unadjusted quoted market prices, as well as securities traded in markets that are not considered active, which are valued based on quoted market prices, broker/dealer quotations, or alternative pricing sources with reasonable levels of price transparency. Securities that trade infrequently and therefore have little or no price transparency are valued using the investment manager’s best estimate.

(6)	Non-government backed securities are comprised of collateralized obligations and mortgage-back securities, which the trustee values using observable, market-based inputs.

(7)	Government and mortgage securities are comprised of government and municipal bonds, including treasury bills, notes and index linked bonds which are valued using an unadjusted quoted price in an active market or observable, market-based inputs.

(8)	Other fixed income securities are comprised of other commingled funds invested in registered securities which are valued at the unadjusted quoted price in an active market or exchange.

(9)	Interest rate swaps are derivative instruments used to reduce exposure to the impact of changing interest rates and are valued using observable, market-based inputs.

(10)	Real estate is investments in a real estate investment trust for purposes of total return. These investments are valued at unit values provided by the investment managers and their consultants.

The following table presents the changes in Level 3 investments for the qualified plan during 2011 (in thousands):

	Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
	Corporate Bonds	Real Estate	Total
Beginning balance at October 3, 2010	$69	$7,054	$7,123
Actual return on plan assets:
Relating to assets still held at the reporting date	-	1,468	1,468
Relating to assets sold during the period	12	(33)	(21)
Purchases, sales, and settlements	(81)	(74)	(155)

Ending balance at October 2, 2011	$-	$8,415	$8,415

The following table presents the changes in Level 3 investments for the qualified plan during 2010 (in thousands):

	Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
	Corporate Bonds	Commercial Mortgage-Backed Securities	Non-Government Backed C.M.O.’s	Real Estate	Total
Beginning balance at September 27, 2009	$96	$542	$192	$6,872	$7,702
Actual return on plan assets:
Relating to assets still held at the reporting date	13	104	24	331	472
Relating to assets sold during the period	-	7	-	(40)	(33)
Purchases, sales, and settlements	-	(242)	(21)	(109)	(372)
Transfers in and/or out of Level 3	(40)	(411)	(195)	-	(646)

Ending balance at October 3, 2010	$69	$-	$-	$7,054	$7,123

JACK IN THE BOX INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Future cash flows — Our policy is to fund our plans at or above the minimum required by law. Contributions expected to be paid in the next fiscal year and the projected benefit payments for each of the next five fiscal years and the total aggregate amount for the subsequent five fiscal years are as follows (in thousands):

	Pension Plans	Postretirement Health Plans
Estimated net contributions during fiscal 2012	$3,381	$1,395
Estimated future year benefit payments during fiscal years:
2012	$11,299	$1,395
2013	11,705	1,440
2014	12,170	1,499
2015	12,779	1,547
2016	13,651	1,600
2017-2021	92,420	9,801

We will continue to evaluate contributions to our qualified pension plan based on changes in pension assets as a result of asset performance in the current market and economic environment. Expected benefit payments are based on the same assumptions used to measure our benefit obligation at October 2, 2011 and include estimated future employee service.

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

Our Amended and Restated 2004 Stock Incentive Plan authorizes the issuance of up to 7,900,000 common shares in connection with the granting of stock options, stock appreciation rights, restricted stock purchase rights, restricted stock bonuses, restricted stock units or performance units to key employees and directors. As of October 2, 2011, 1,063,810 shares of common stock were available for future issuance under this plan.

There are three other plans under which we can no longer issue awards, although awards outstanding under these plans may still vest and be exercised: the 1993 Stock Option Plan, the 2002 Stock Incentive Plan and the Non-Employee Director Stock Option Plan.

We also maintain a deferred compensation plan for non-management directors under which those who are eligible to receive fees or retainers may choose to defer receipt of their compensation. The deferred amounts are converted to stock equivalents. The plan requires settlement in shares of our common stock based on the number of stock equivalents at the time of a participant’s separation from the Board of Directors. This plan provides for the issuance of up to 350,000 shares of common stock in connection with the crediting of stock equivalents. As of October 2, 2011, 243,165 shares of common stock were available for future issuance under this plan.

JACK IN THE BOX INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

In February 2006, the stockholders of the Company approved an employee stock purchase plan (“ESPP”) for all eligible employees to purchase shares of common stock at 95% of the fair market value on the date of purchase. Employees may authorize us to withhold up to 15% of their base compensation during any offering period, subject to certain limitations. A maximum of 200,000 shares of common stock may be issued under the plan. As of October 2, 2011, 129,932 shares of common stock were available for future issuance under this plan.

Compensation expense — The components of share-based compensation expense recognized in each year are as follows (in thousands):

	2011	2010	2009
Stock options	$5,118	$7,234	$8,952
Performance-vested stock awards	443	1,145	(1,429)
Nonvested stock awards	602	923	704
Nonvested stock units	1,727	1,024	830
Deferred compensation for directors	172	279	284

Total share-based compensation expense	$8,062	$10,605	$9,341

In fiscal 2009, we modified the performance periods and goals of our outstanding performance-vested stock awards to address challenges associated with establishing long-term performance measures. The modifications and changes to expectations regarding achievement levels resulted in a $2.2 million reduction in our expense.

Stock options — Prior to fiscal 2007, options granted had contractual terms of 10 or 11 years and employee options generally vested over a four-year period. Beginning fiscal 2007, option grants have contractual terms of 7 years and employee options vest over a three-year period. Options may vest sooner for employees meeting certain age and years of service thresholds. Options granted to non-management directors vest six months from the date of grant. All option grants provide for an option exercise price equal to the closing market value of the common stock on the date of grant.

The following is a summary of stock option activity for fiscal 2011:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value (in thousands)
Options outstanding at October 3, 2010	4,884,946	$21.81
Granted	444,890	20.05
Exercised	(426,848)	12.96
Forfeited	(59,099)	25.87
Expired	(8,238)	11.63

Options outstanding at October 2, 2011	4,835,651	$22.40	3.98	$6,914

Options exercisable at October 2, 2011	4,071,155	$22.91	3.65	$6,694

Options exercisable and expected to vest at October 2, 2011	4,806,468	$22.42	3.96	$6,909

The aggregate intrinsic value in the table above is the amount by which the current market price of our stock on October 2, 2011 exceeds the exercise price.

JACK IN THE BOX INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

We use a binomial-based model to determine the fair value of options granted. Valuation models require the input of highly subjective assumptions, including the expected volatility of the stock price. The following table presents the weighted-average assumptions used for stock option grants in each year, along with the related weighted-average grant date fair value:

	2011	2010	2009
Risk-free interest rate	1.19%	1.97%	3.01%
Expected dividends yield	0.00%	0.00%	0.00%
Expected stock price volatility	43.17%	38.65%	45.62%
Expected life of options (in years)	6.05	4.46	5.23
Weighted-average grant date fair value	$8.25	$6.54	$10.27

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

As of October 2, 2011, there was approximately $2.6 million of total unrecognized compensation cost, net of estimated forfeitures, related to stock options grants which is expected to be recognized over a weighted-average period of 1.10 years. The total intrinsic value of stock options exercised was $4.2 million, $4.0 million and $4.4 million in 2011, 2010 and 2009, respectively.

Performance-vested stock units — Performance vested stock units (“PSUs”) represent a right to receive a certain number of shares of common stock based on the achievement of specified performance goals and continued employment during the vesting period. PSUs issued to executives vest at the end of a three-year period and vested amounts may range from 0% to as high as 150% of targeted amounts depending on the achievement of performance measures at the end of a three-year period. PSUs issued to other members of management vest at the end of a three-year period with vested amounts ranging from 0% to 100% depending on the achievement of performance measures at the end of the first year of the three year period. The expected cost of the shares is based on the fair value of our stock on the date of grant and is reflected over the vesting period with a reduction for estimated forfeitures. These awards may be settled in cash or shares of common stock at the election of the Company on the date of grant. It is our intent to settle these awards with shares of common stock.

The following is a summary of PSU activity for fiscal 2011:

	Shares	Weighted- Average Grant Date Fair Value
Performance-vested stock awards outstanding at October 3, 2010	294,302	$18.18
Granted	220,342	21.74
Issued	(26,797)	15.61
Canceled	(64,345)	18.80
Forfeited	(43,315)	19.66

Performance-vested stock awards outstanding at October 2, 2011	380,187	$19.98

Vested and subject to release at October 2, 2011	54,675	$15.38

JACK IN THE BOX INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

As of October 2, 2011, there was approximately $1.0 million of total unrecognized compensation cost related to performance-vested stock awards which is expected to be recognized over a weighted-average period of 1.7 years. The weighted-average grant date fair value of awards granted was $21.74, $19.19 and $15.56 in 2011, 2010 and 2009, respectively. The total fair value of awards that vested during 2011, 2010 and 2009 was $0.6 million, $0.6 million and $0.7 million, respectively.

Nonvested stock awards — We previously issued nonvested stock awards (“RSAs”) to certain executives under our share ownership guidelines. Effective fiscal 2009, we no longer issue these awards which have been replaced by grants of nonvested stock units. Our RSAs vest, subject to the discretion of our Board of Directors in certain circumstances, upon retirement or termination based upon years of service or ratably over a three-year period for non-ownership grants as provided in the award agreements. These awards are amortized to compensation expense over the estimated vesting period based upon the fair value of our common stock on the award date.

The following is a summary of RSA activity for fiscal 2011:

	Shares	Weighted- Average Grant Date Fair Value
Nonvested stock awards outstanding at October 3, 2010	395,117	$14.82
Released	(1,000)	21.58

Nonvested stock awards outstanding at October 2, 2011	394,117	$14.81

Vested at October 2, 2011	130,509	$13.26

As of October 2, 2011, there was approximately $2.1 million of total unrecognized compensation cost related to RSAs, which is expected to be recognized over a weighted-average period of 4.7 years. In 2011, 2010 and 2009, the total fair value of RSAs that vested in each year was $0.2 million.

Nonvested stock units — In February 2009, the Board of Directors approved the issuance of a new type of stock award, nonvested stock units (“RSUs”). RSUs are generally issued to executives, non-management directors and certain other members of management. Prior to fiscal 2011, RSUs were granted to certain Executive and Senior Vice Presidents pursuant to our share ownership guidelines. These awards vest upon retirement or termination based on years of service. As of October 2, 2011, 87,126 such RSUs were outstanding.

Beginning fiscal 2011, we replaced ownership share grants with time-vested RSUs for all Vice Presidents and Officers that vest ratably over five years and have a 50% or 100% holding requirement on settled shares; which must be held until termination. As of October 2, 2011, 61,162 such RSUs were outstanding. RSUs issued to non-management directors vest 12 months from the date of grant and totaled 68,184 units as of October 2, 2011. RSUs issued to certain other employees cliff vest at three years and totaled 26,750 units as of October 2, 2011. These awards are amortized to compensation expense over the estimated vesting period based upon the fair value of our common stock on the award date.

JACK IN THE BOX INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following is a summary of RSU activity for fiscal 2011:

	Shares	Weighted- Average Grant Date Fair Value
Nonvested stock units outstanding at October 3, 2010	153,803	$21.25
Granted	134,230	20.02
Released	(43,811)	20.29
Forfeited	(1,000)	20.10

Nonvested stock units outstanding at October 2, 2011	243,222	$20.75

As of October 2, 2011, there was approximately $2.5 million of total unrecognized compensation cost related to RSUs, which is expected to be recognized over a weighted-average period of 4.8 years. The weighted-average grant date fair value of awards granted was $20.02, $21.05 and $21.46 in 2011, 2010 and 2009, respectively. In 2011 and 2010, the total fair value of RSUs that vested and were released was $0.9 million and $0.1 million, respectively. No such awards vested or were released in 2009.

Non-management directors’ deferred compensation — All awards outstanding under our directors’ deferred compensation plan are accounted for as equity-based awards and deferred amounts are converted into stock equivalents at the then-current market price of our common stock. During fiscal 2011 and 2009, 20,259 and 59,949 shares of common stock were issued in connection with director retirements having a fair value of $0.5 million and $1.2 million, respectively. No deferrals were settled in 2010.

The following is a summary of the stock equivalent activity for fiscal 2011:

	Stock Equivalents	Weighted- Average Grant Date Fair Value
Stock equivalents outstanding at October 3, 2010	170,318	$14.47
Deferred directors’ compensation	7,407	23.29
Stock distribution	(20,259)	18.03

Stock equivalents outstanding at October 2, 2011	157,466	$14.43

Employee stock purchase plan — In fiscal 2011, 2010 and 2009, 13,140, 14,565 and 15,548 shares, respectively, were purchased through the ESPP at an average price of $19.99, $19.32 and $19.99, respectively.

13.	STOCKHOLDERS’ EQUITY

Repurchases of common stock — In November 2010, the Board of Directors approved a program to repurchase up to $100.0 million in shares of our common stock expiring November 2011. In May 2011, the Board of Directors authorized a new program to repurchase up to $100.0 million in shares of our common stock expiring November 2012. During 2011 and 2010, we repurchased approximately 9.1 million and 4.9 million shares at an aggregate cost of $193.1 million and $97.0 million, respectively. The aggregate remaining amount authorized for repurchase as of October 2, 2011 of $6.4 million was used in October 2011 to repurchase 0.3 million shares of our common stock. In November 2011, the Board of Directors approved a new program to repurchase, within the next two years, up to $100.0 million in shares of our common stock.

JACK IN THE BOX INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Comprehensive income — Our total comprehensive income, net of taxes, was as follows (in thousands):

	2011	2010	2009
Net earnings	$80,600	$70,210	$118,408
Cash flow hedges:
Net change in fair value of derivatives	(2,066)	(837)	(6,147)
Net loss reclassified to earnings	117	4,719	6,189

Total	(1,949)	3,882	42
Tax effect	750	(1,481)	(21)

	(1,199)	2,401	21
Unrecognized periodic benefit costs:
Actuarial losses arising during the period	(36,862)	(8,426)	(103,415)
Actuarial losses and prior service cost reclassified to earnings	10,544	12,051	503

Total	(26,318)	3,625	(102,912)
Tax effect	10,364	(1,371)	39,254

	(15,954)	2,254	(63,658)

Total comprehensive income	$63,447	$74,865	$54,771

Accumulated other comprehensive loss — The components of accumulated other comprehensive loss, net of taxes, were as follows as of October 2, 2011 and October 3, 2010 (in thousands):

	2011	2010
Unrecognized periodic benefit costs, net of tax benefits of $58,743 and $48,379, respectively	$(94,288)	$(78,334)
Net unrealized losses related to cash flow hedges, net of tax benefits of $1,030 and $280, respectively	(1,652)	(453)

Accumulated other comprehensive loss	$(95,940)	$(78,787)

14.	AVERAGE SHARES OUTSTANDING

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

The following table reconciles basic weighted-average shares outstanding to diluted weighted-average shares outstanding (in thousands):

	2011	2010	2009
Weighted-average shares outstanding — basic	49,302	55,070	56,795
Effect of potentially dilutive securities:
Stock options	422	512	619
Nonvested stock awards and units	225	182	169
Performance-vested stock awards	136	79	150

Weighted-average shares outstanding — diluted	50,085	55,843	57,733

Excluded from diluted weighted-average shares outstanding:
Antidilutive	3,157	3,266	2,763
Performance conditions not satisfied at the end of the period	328	160	179

JACK IN THE BOX INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

15.	VARIABLE INTEREST ENTITIES

We have determined that FFE is a VIE and that the Company is its primary beneficiary. We considered a variety of factors in identifying the primary beneficiary of FFE including, but not limited to, who holds the power to direct matters that most significantly impact FFE’s economic performance (such as determining the underwriting standards and credit management policies), as well as what party has the obligation to absorb the losses of FFE. Based on these considerations, we have determined that the Company is the primary beneficiary and have reflected the entity in the accompanying consolidated financial statements.

As of October 2, 2011, we have contributed $14.4 million to FFE, FFE has borrowed $1.2 million against its third party revolving credit facility and FFE has provided $14.5 million in loans to our franchisees. We expect to make additional contributions of $5.0-$10.0 million to FFE during fiscal 2012.

FFE’s assets consolidated by the Company represent assets that can be used only to settle obligations of the consolidated VIE. Likewise, FFE’s liabilities consolidated by the Company do not represent additional claims on the Company’s general assets; rather they represent claims against the specific assets of FFE. The impact of FFE’s results were not material to the Company’s consolidated statement of earnings. The FFE’s balance sheet consisted of the following at October 2, 2011 (in thousands):

Cash	$531
Other current assets (1)	2,086
Other assets, net (1)	12,292

Total assets	$14,909

Current liabilities	$140
Revolving credit facility	1,160
Other long-term liabilities (2)	14,046
Retained earnings	(437)

Total liabilities and stockholders equity	$14,909

(1)	Consists primarily of amounts due from franchisees.
(2)	Consists primarily of the capital note contribution from Jack in the Box which is eliminated in consolidation.

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

16.	COMMITMENTS, CONTINGENCIES AND LEGAL MATTERS

Commitments — As of October 2, 2011, we had unconditional purchase obligations during the next five fiscal years of $111.1 million, $71.0 million, $9.5 million, $9.5 million and $5.5 million, in 2012, 2013, 2014, 2015 and 2016, respectively. These obligations primarily include contracts for goods related to restaurant operations.

Legal matters — The Company is subject to normal and routine litigation brought by former, current or prospective employees, customers, franchisees, vendors, landlords, shareholders or others. The Company assesses contingencies to determine the degree of probability and range of possible loss for potential accrual

JACK IN THE BOX INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

in its financial statements. An estimated loss contingency is accrued in the financial statements if it is probable that a liability has been incurred and the amount of the loss can be reasonably estimated. Because litigation is inherently unpredictable and unfavorable resolutions could occur, assessing contingencies is highly subjective and requires judgments about future events. The Company regularly reviews contingencies to determine the adequacy of the accruals and related disclosures. The amount of ultimate loss may differ from these estimates. Although the Company currently believes that the ultimate outcome of these matters will not have a material adverse effect on the results of operations, liquidity or financial position of the Company, it is possible that the results of operations, liquidity, or financial position of the Company could be materially affected in any particular future reporting period by the unfavorable resolution of one or more of these matters or contingencies.

17.	SEGMENT REPORTING

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

We measure and evaluate our segments based on segment earnings from operations. Summarized financial information concerning our reportable segments is shown in the following table (in thousands):

	2011	2010	2009
Revenues by Segment:
Jack in the Box restaurant operations segment	$1,445,105	$1,731,130	$2,025,755
Qdoba restaurant operations segment	217,234	168,424	143,206
Distribution operations	530,959	397,977	302,135

Consolidated revenues	$2,193,298	$2,297,531	$2,471,096

Earnings from Operations by Segment:
Jack in the Box restaurant operations segment	$133,898	$111,983	$218,740
Qdoba restaurant operations segment	11,409	11,580	10,690
Distribution operations	(2,429)	(1,653)	1,838
FFE operations	(245)	-	-

Consolidated earnings from operations	$142,633	$121,910	$231,268

Total Expenditures for Long-Lived Assets by Segment:
Jack in the Box restaurant operations segment	$100,142	$80,855	$133,353
Qdoba restaurant operations segment	24,236	13,572	19,189
Distribution operations	4,934	1,183	958

Consolidated expenditures for long-lived assets	$129,312	$95,610	$153,500

Total Depreciation Expense by Segment:
Jack in the Box restaurant operations segment	$81,827	$90,168	$91,741
Qdoba restaurant operations segment	13,018	10,117	8,079
Distribution operations	690	753	724

Consolidated depreciation expense	$95,535	$101,038	$100,544

Interest income and expense, income taxes and total assets are not reported for our segments, in accordance with our method of internal reporting.

JACK IN THE BOX INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

18.	SUPPLEMENTAL CONSOLIDATED CASH FLOW INFORMATION

Additional information related to cash flows is as follows (in thousands):

	2011	2010	2009
Cash paid during the year for:
Interest, net of amounts capitalized	$14,801	$17,719	$23,008
Income tax payments	$47,541	$80,719	$79,392

19.	SUPPLEMENTAL CONSOLIDATED FINANCIAL STATEMENT INFORMATION (in thousands)

	Oct. 2, 2011	Oct. 3, 2010
Accounts and other receivables, net:
Trade	$74,331	$48,006
Notes receivable	8,932	29,949
Other	4,188	4,386
Allowances for doubtful accounts	(1,238)	(1,191)

	$86,213	$81,150

Other assets, net:
Company-owned life insurance policies	$75,202	$76,296
Deferred rent receivable	24,905	19,664
Other	99,011	55,144

	$199,118	$151,104

Accrued liabilities:
Payroll and related taxes	$40,438	$31,259
Rent	14,415	10,982
Sales and property taxes	13,963	21,141
Insurance	37,987	37,655
Advertising	21,899	15,686
Gift card liability	3,329	3,171
Deferred franchise fees	2,643	2,541
Other	32,813	45,751

	$167,487	$168,186

Other long-term liabilities:
Pension	$144,860	$101,443
Straight-line rent accrual	53,659	52,661
Deferred franchise fees	1,287	1,532
Other	90,917	94,804

	$290,723	$250,440

Notes receivable consist primarily of temporary financing provided to franchisees to facilitate the closing of certain refranchising transactions.

JACK IN THE BOX INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

20.	UNAUDITED QUARTERLY RESULTS OF OPERATIONS (in thousands, except per share data)

	16 Weeks Ended	12 Weeks Ended
Fiscal Year 2011	Jan. 23, 2011	Apr. 17, 2011	July 10, 2011	Oct. 2, 2011
Revenues	$664,718	$505,135	$519,279	$504,166
Earnings from operations	54,636	14,069	32,953	40,975
Net earnings	32,401	6,802	18,745	22,652
Net earnings per share:
Basic	$0.62	$0.14	$0.39	$0.50
Diluted	$0.61	$0.13	$0.38	$0.49

	16 Weeks Ended	12 Weeks Ended		13 Weeks Ended
Fiscal Year 2010	Jan. 17, 2010	Apr. 11, 2010	July 4, 2010	Oct. 3, 2010
Revenues	$681,318	$529,706	$523,294	$563,213
Earnings from operations	43,730	31,150	41,848	5,182
Net earnings	24,247	17,680	24,242	4,041
Net earnings per share:
Basic	$0.43	$0.32	$0.44	$0.08
Diluted	$0.43	$0.32	$0.44	$0.07

The results of operations for the quarter ending October 3, 2010 includes a charge related to the closure of 40 Jack in the Box restaurants of $18.5 million, net of taxes, or $0.34 per basic and diluted share. Refer to Note 9, Impairment, Disposal of Property and Equipment, and Restaurants Closing Costs, for additional information.

21.	FUTURE APPLICATION OF ACCOUNTING PRINCIPLES

In June 2011, the FASB issued ASU No. 2011-05, Presentation of Comprehensive Income, which was issued to enhance comparability between entities that report under U.S. GAAP and IFRS, and to provide a more consistent method of presenting non-owner transactions that affect an entity’s equity. ASU 2011-05 eliminates the option to report other comprehensive income and its components in the statement of changes in stockholders’ equity and requires an entity to present the total of comprehensive income, the components of net income and the components of other comprehensive income either in a single continuous statement or in two separate but consecutive statements. This pronouncement is effective for fiscal years, and interim periods within those years, beginning after December 15, 2011. Early adoption of the new guidance is permitted, and full retrospective application is required.

Other accounting standards that have been issued or proposed by the FASB or other standards-setting bodies that do not require adoption until a future date are not expected to have a material impact on our consolidated financial statements upon adoption.