Form 10-Q
period 2012-01-22
JACK IN THE BOX INC /NEW/
filed 2012-02-23
CIK 807882

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended January 22, 2012

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

Yes  ☐    No  ☑

As of the close of business February 17, 2012, 44,105,154 shares of the registrant’s common stock were outstanding.

JACK IN THE BOX INC. AND SUBSIDIARIES

PART I. FINANCIAL INFORMATION

ITEM 1.	CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JACK IN THE BOX INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Dollars in thousands, except per share data)

(Unaudited)

	January 22, 2012	October 2, 2011
ASSETS
Current assets:
Cash and cash equivalents	$13,644	$11,424
Accounts and other receivables, net	79,717	86,213
Inventories	45,393	38,931
Prepaid expenses	20,665	18,737
Deferred income taxes	45,133	45,520
Assets held for sale and leaseback	59,015	51,793
Other current assets	1,275	1,793

Total current assets	264,842	254,411

Property and equipment, at cost	1,527,612	1,518,799
Less accumulated depreciation and amortization	(684,055)	(663,373)

Property and equipment, net	843,557	855,426
Other assets, net	328,701	322,485

	$1,437,100	$1,432,322

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current maturities of long-term debt	$21,038	$21,148
Accounts payable	83,560	94,348
Accrued liabilities	141,677	167,487

Total current liabilities	246,275	282,983

Long-term debt, net of current maturities	472,805	447,350
Other long-term liabilities	296,136	290,723
Deferred income taxes	5,310	5,310
Stockholders’ equity:
Preferred stock $0.01 par value, 15,000,000 shares authorized, none issued	—	—
Common stock $0.01 par value, 175,000,000 shares authorized, 75,125,397 and 74,992,487 issued, respectively	751	750
Capital in excess of par value	205,805	202,684
Retained earnings	1,074,970	1,063,020
Accumulated other comprehensive loss, net	(93,493)	(95,940)
Treasury stock, at cost, 31,072,631 and 30,746,099 shares, respectively	(771,459)	(764,558)

Total stockholders’ equity	416,574	405,956

	$1,437,100	$1,432,322

See accompanying notes to condensed consolidated financial statements.

JACK IN THE BOX INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS

(In thousands, except per share data)

(Unaudited)

	Sixteen Weeks Ended
	January 22,	January 23,
	2012	2011
Revenues:
Company restaurant sales	$364,102	$436,910
Distribution sales	194,794	146,687
Franchise revenues	93,819	81,121

	652,715	664,718

Operating costs and expenses, net:
Company restaurant costs:
Food and packaging	122,107	141,855
Payroll and employee benefits	107,812	134,516
Occupancy and other	84,942	105,409

Total company restaurant costs	314,861	381,780
Distribution costs	194,794	147,341
Franchise costs	49,859	38,352
Selling, general and administrative expenses	65,717	66,885
Impairment and other charges, net	4,351	3,596
Gains on the sale of company-operated restaurants	(1,122)	(27,872)

	628,460	610,082

Earnings from operations	24,255	54,636
Interest expense, net	6,057	4,611

Earnings before income taxes	18,198	50,025
Income taxes	6,248	17,624

Net earnings	$11,950	$32,401

Net earnings per share:
Basic	$0.27	$0.62
Diluted	$0.27	$0.61
Weighted-average shares outstanding:
Basic	43,863	52,077
Diluted	44,659	52,883

See accompanying notes to condensed consolidated financial statements.

JACK IN THE BOX INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollars in thousands)

(Unaudited)

	Sixteen Weeks Ended
	January 22,	January 23,
	2012	2011
Cash flows from operating activities:
Net earnings	$11,950	$32,401
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	29,534	29,582
Deferred finance cost amortization	788	743
Deferred income taxes	(1,203)	(9,892)
Share-based compensation expense	2,022	2,666
Pension and postretirement expense	8,212	7,337
Gains on cash surrender value of company-owned life insurance	(6,742)	(5,461)
Gains on the sale of company-operated restaurants	(1,122)	(27,872)
Losses on the disposition of property and equipment, net	1,083	2,796
Impairment charges	1,199	289
Accounts and other receivables	8,630	(42)
Inventories	(6,462)	(1,835)
Prepaid expenses and other current assets	(1,412)	23,592
Accounts payable	2,222	(2,977)
Accrued liabilities	(21,849)	(892)
Pension and postretirement contributions	(996)	(1,623)
Other	1,938	(3,007)

Cash flows provided by operating activities	27,792	45,805

Cash flows from investing activities:
Purchases of property and equipment	(26,945)	(46,887)
Proceeds from the sale of company-operated restaurants	1,249	44,083
Proceeds from (purchases of) assets held for sale and leaseback, net	(7,903)	4,668
Collections on notes receivable	3,539	18,929
Disbursements for loans to franchisees	(2,604)	—
Acquisitions of franchise-operated restaurants	(6,195)	—
Other	14	2

Cash flows provided by (used in) investing activities	(38,845)	20,795

Cash flows from financing activities:
Borrowings on revolving credit facility	222,020	231,000
Repayments of borrowings on revolving credit facility	(191,295)	(221,000)
Principal repayments on debt	(5,380)	(2,922)
Debt issuance costs	—	(375)
Proceeds from issuance of common stock	785	2,143
Repurchases of common stock	(6,901)	(50,000)
Excess tax benefits from share-based compensation arrangements	191	263
Change in book overdraft	(6,147)	(19,786)

Cash flows provided by (used in) financing activities	13,273	(60,677)

Net increase in cash and cash equivalents	2,220	5,923
Cash and cash equivalents at beginning of period	11,424	10,607

Cash and cash equivalents at end of period	$13,644	$16,530

See accompanying notes to condensed consolidated financial statements.

JACK IN THE BOX INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1.	BASIS OF PRESENTATION

Nature of operations — Founded in 1951, Jack in the Box Inc. (the “Company”) operates and franchises Jack in the Box® quick-service restaurants and Qdoba Mexican Grill® (“Qdoba”) fast-casual restaurants in 44 states. The following table summarizes the number of restaurants as of the end of each period:

	January 22,	January 23,
	2012	2011
Jack in the Box:
Company-operated	634	873
Franchise	1,602	1,340

Total system	2,236	2,213

Qdoba:
Company-operated	262	194
Franchise	335	348

Total system	597	542

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

These financial statements should be read in conjunction with the consolidated financial statements and related notes contained in our Annual Report on Form 10-K for the fiscal year ended October 2, 2011. The accounting policies used in preparing these condensed consolidated financial statements are the same as those described in our Form 10-K.

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

Fiscal year — Our fiscal year is 52 or 53 weeks ending the Sunday closest to September 30. Fiscal years 2012 and 2011 include 52 weeks. Our first quarter includes 16 weeks and all other quarters include 12 weeks. All comparisons between 2012 and 2011 refer to the 16-weeks (“quarter”) ended January 22, 2012 and January 23, 2011, respectively, unless otherwise indicated.

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

Refranchisings and franchisee development — The following is a summary of the number of Jack in the Box restaurants sold to franchisees, the number of restaurants developed by franchisees and the related gains and fees recognized (dollars in thousands):

	Sixteen Weeks Ended
	January 22,	January 23,
	2012	2011
Restaurants sold to franchisees	—	88
New restaurants opened by franchisees	20	17
Initial franchise fees	$720	$4,239
Proceeds from the sale of company-operated restaurants (1)	1,249	44,083
Net assets sold (primarily property and equipment)	—	(15,352)
Goodwill related to the sale of company-operated restaurants	(48)	(859)
Other	(79)	—

Gains on the sale of company-operated restaurants	$1,122	$27,872

(1)	The amount in 2012 primarily represents additional proceeds recognized upon the extension of the underlying franchise and lease agreements related to a restaurant sold in a prior year.

Franchise acquisitions — During fiscal 2012, we acquired 11 Qdoba franchise-operated restaurants in two markets where we believe there is continued opportunity for restaurant development. The purchase price allocations were based on fair value estimates determined using significant unobservable inputs (Level 3). The goodwill recorded is largely attributable to the growth potential of the markets acquired. The following table provides detail of the combined allocations (in thousands):

Property and equipment	$2,942
Reacquired franchise rights	126
Liabilities assumed	(30)
Goodwill	3,157

Total consideration	$6,195

JACK IN THE BOX INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

3.	FAIR VALUE MEASUREMENTS

Financial assets and liabilities — The following table presents the financial assets and liabilities measured at fair value on a recurring basis at the end of each period (in thousands):

	$ (39,336)	$ (39,336)	$ (39,336)	$ (39,336)
		Fair Value Measurements as of January 22, 2012
		Quoted Prices
		in Active	Significant
		Markets for	Other	Significant
		Identical	Observable	Unobservable
		Assets	Inputs	Inputs
	Total	(Level 1)	(Level 2)	(Level 3)
Interest rate swaps (Note 4) (1)	$(2,689)	$—	$(2,689)	$—
Non-qualified deferred compensation plan (2)	(36,647)	(36,647)	—	—

Total liabilities at fair value	$(39,336)	$(36,647)	$(2,689)	$—

	$ (39,336)	$ (39,336)	$ (39,336)	$ (39,336)
		Fair Value Measurements as of October 2, 2011
		Quoted Prices
		in Active	Significant
		Markets for	Other	Significant
		Identical	Observable	Unobservable
		Assets	Inputs	Inputs
	Total	(Level 1)	(Level 2)	(Level 3)
Interest rate swaps (Note 4) (1)	$(2,682)	$—	$(2,682)	$—
Non-qualified deferred compensation plan (2)	(34,288)	(34,288)	—	—

Total liabilities at fair value	$(36,970)	$(34,288)	$(2,682)	$—

(1)	We entered into interest rate swaps to reduce our exposure to rising interest rates on our variable debt. The fair values of our interest rate swaps are based upon valuation models as reported by our counterparties.
(2)	We maintain an unfunded defined contribution plan for key executives and other members of management excluded from participation in our qualified savings plan. The fair value of this obligation is based on the closing market prices of the participants’ elected investments.

The fair values of each of our long-term debt instruments are based on quoted market values, where available, or on the amount of future cash flows associated with each instrument, discounted using our current borrowing rate for similar debt instruments of comparable maturity. The estimated fair values of our term loan and capital lease obligations approximated their carrying values as of January 22, 2012.

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

In connection with our impairment reviews during the quarters ended January 22, 2012, no material fair value adjustments were required. Refer to Note 5, Impairment, Disposition of Property and Equipment, and Restaurant Closing Costs, for additional information regarding impairment charges.

4.	DERIVATIVE INSTRUMENTS

Objectives and strategies — We are exposed to interest rate volatility with regard to our variable rate debt. To reduce our exposure to rising interest rates, in August 2010, we entered into two interest rate swap agreements that effectively convert $100.0 million of our variable rate term loan borrowings to a fixed-rate basis from September 2011 through September 2014.

JACK IN THE BOX INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Financial position — The following derivative instruments were outstanding as of the end of each period (in thousands):

	January 22, 2012		October 2, 2011
	Balance		Balance
	Sheet	Fair	Sheet	Fair
	Location	Value	Location	Value
Derivatives designated as hedging instruments:
Interest rate swaps (Note 3)	Accrued liabilities	$ (2,689)	Accrued liabilities	$ (2,682)

Total derivatives		$ (2,689)		$ (2,682)

Financial performance — The following is a summary of the gains or losses recognized on our interest rate swap derivative instruments (in thousands):

	Location of	Sixteen Weeks Ended
	Loss	January 22,	January 23,
	in Income	2012	2011
Gain/(loss) recognized in OCI (Note 9)	N/A	$(405)	$1,437
Gain/(loss) reclassified from accumulated OCI into income (Note 9)	Interest expense, net	$(398)	$—

Amounts reclassified from accumulated other comprehensive income (“OCI”) into interest expense represent payments made to the counterparty for the effective portions of the interest rate swaps that were recognized in accumulated other comprehensive income (loss) and reclassified into earnings as an increase to interest expense. During the periods presented, our interest rate swaps had no hedge ineffectiveness.

5.	IMPAIRMENT, DISPOSITION OF PROPERTY AND EQUIPMENT, AND RESTAURANT CLOSING COSTS

Impairment — When events and circumstances indicate that our long-lived assets might be impaired and their carrying amount is greater than the undiscounted cash flows we expect to generate from such assets, we recognize an impairment loss as the amount by which the carrying value exceeds the fair value of the assets. We typically estimate fair value based on the estimated discounted cash flows of the related asset using marketplace participant assumptions. Impairment charges in 2012 primarily represent charges to write down the carrying value of two underperforming Jack in the Box restaurants and three Jack in the Box restaurants we intend to or have closed.

Disposition of property and equipment — We also recognize accelerated depreciation and other costs on the disposition of property and equipment. When we decide to dispose of a long-lived asset, depreciable lives are adjusted based on the estimated disposal date, and accelerated depreciation is recorded. Other disposal costs primarily relate to charges from our ongoing re-image and logo program and normal capital maintenance activities.

The following impairment and disposal costs are included in impairment and other charges, net in the accompanying condensed consolidated statements of earnings (in thousands):

	Sixteen Weeks Ended
	January 22,	January 23,
	2012	2011
Impairment charges	$1,199	$289
Losses on the disposition of property and equipment, net	$1,083	$2,796

JACK IN THE BOX INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Restaurant closing costs consist of future lease commitments, net of anticipated sublease rentals and expected ancillary costs, and are included in impairment and other charges, net in the accompanying condensed statement of earnings. Total accrued restaurant closing costs, included in accrued liabilities and other long-term liabilities, changed as follows (in thousands):

	Sixteen Weeks Ended
	January 22, 2012	January 23, 2011
Balance at beginning of year	$21,657	$25,020
Additions and adjustments	1,246	805
Cash payments	(1,675)	(1,887)

Balance at end of quarter	$21,228	$23,938

Additions and adjustments in both periods primarily relate to revisions to certain sublease and cost assumptions.

6.	INCOME TAXES

The income tax provisions reflect year-to-date effective tax rates of 34.3% in 2012 and 35.2% in 2011. The final annual tax rate cannot be determined until the end of the fiscal year; therefore, the actual 2012 rate could differ from our current estimates.

At January 22, 2012, our gross unrecognized tax benefits associated with uncertain income tax positions were $0.6 million, which if recognized would favorably impact the effective income tax rate. The gross unrecognized tax benefits remain unchanged from the end of fiscal year 2011. It is reasonably possible that changes to the gross unrecognized tax benefits will be required within the next twelve months. These changes relate to the possible settlement of state tax audits.

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

Defined benefit pension plans — We sponsor a defined benefit pension plan covering substantially all full-time employees which will no longer accrue benefits effective December 31, 2015, and was closed to new participants effective January 1, 2011. We also sponsor an unfunded supplemental executive retirement plan which provides certain employees additional pension benefits and which was closed to new participants effective January 1, 2007. Benefits under both plans are based on the employees’ years of service and compensation over defined periods of employment.

Postretirement healthcare plans — We sponsor healthcare plans that provide postretirement medical benefits to certain employees who meet minimum age and service requirements. The plans are contributory, with retiree contributions adjusted annually, and contain other cost-sharing features such as deductibles and coinsurance.

JACK IN THE BOX INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Net periodic benefit cost — The components of net periodic benefit cost were as follows in each period (in thousands):

	Sixteen Weeks Ended
	January 22, 2012	January 23, 2011
Defined benefit pension plans:
Service cost	$2,900	$3,319
Interest cost	6,966	6,640
Expected return on plan assets	(6,149)	(6,379)
Actuarial loss	3,819	3,023
Amortization of unrecognized prior service cost	133	150

Net periodic benefit cost	$7,669	$6,753

Postretirement healthcare plans:
Service cost	$19	$24
Interest cost	497	488
Actuarial loss	27	62
Amortization of unrecognized prior service cost	—	10

Net periodic benefit cost	$543	$584

Future cash flows — Our policy is to fund our plans at or above the minimum required by law. Details regarding 2012 contributions are as follows (in thousands):

	Defined Benefit Pension Plans	Postretirement Healthcare Plans
Net year-to-date contributions	$1,040	$411
Remaining estimated net contributions during fiscal 2012	$12,300	$1,000

We will continue to evaluate contributions to our funded defined benefit pension plan based on changes in pension assets as a result of asset performance in the current market and economic environment.

8.	SHARE-BASED EMPLOYEE COMPENSATION

We offer share-based compensation plans to attract, retain and motivate key officers, employees and non-employee directors to work toward the financial success of the Company. During the quarter ended January 22, 2012, we authorized the following share-based compensation awards in connection with our annual award grants in November:

Shares
Stock options	485,057
Performance-vested stock awards	234,258
Nonvested stock units	83,552

The components of share-based compensation expense recognized in each period are as follows (in thousands):

	Sixteen Weeks Ended
	January 22, 2012	January 23, 2011
Stock options	$1,190	$1,512
Performance-vested stock awards	330	738
Nonvested stock awards	180	186
Nonvested stock units	322	230

Total share-based compensation expense	$2,022	$2,666

JACK IN THE BOX INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

9.	STOCKHOLDERS’ EQUITY

Repurchases of common stock — In May 2011, the Board of Directors approved a program to repurchase up to $100.0 million in shares of our common stock expiring November 2012. During the first quarter, we repurchased approximately 0.3 million shares at an aggregate cost of $6.4 million, completing the May 2011 authorization. In November 2011, the Board of Directors approved a new program to repurchase $100.0 million in shares of our common stock within the next two years. As of the end of the first quarter, the $100.0 million remains available under this authorization.

Comprehensive income — Our total comprehensive income, net of taxes, was as follows (in thousands):

	Sixteen Weeks Ended
	January 22, 2012	January 23, 2011
Net earnings	$11,950	$32,401
Cash flow hedges:
Net change in fair value of derivatives	(405)	1,437
Net loss reclassified to earnings	398	—

Total	(7)	1,437
Tax effect	2	(549)

	(5)	888
Unrecognized periodic benefit costs:
Actuarial losses and prior service cost reclassified to earnings	3,979	3,245
Tax effect	(1,527)	(1,239)

	2,452	2,006

Total comprehensive income	$14,397	$35,295

Accumulated other comprehensive loss — The components of accumulated other comprehensive loss, net of taxes, were as follows at the end of each period (in thousands):

	$ (93,493)	$ (93,493)
	January 22, 2012	October 2, 2011
Unrecognized periodic benefit costs, net of tax benefits of $57,216 and $58,743, respectively	$(91,836)	$(94,288)
Net unrealized losses related to cash flow hedges, net of tax benefits of $1,032 and $1,030, respectively	(1,657)	(1,652)

Accumulated other comprehensive loss, net	$(93,493)	$(95,940)

10.	AVERAGE SHARES OUTSTANDING

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

JACK IN THE BOX INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

The following table reconciles basic weighted-average shares outstanding to diluted weighted-average shares outstanding (in thousands):

	Sixteen Weeks Ended
	January 22, 2012	January 23, 2011
Weighted-average shares outstanding – basic	43,863	52,077
Effect of potentially dilutive securities:
Stock options	348	466
Nonvested stock awards and units	252	204
Performance-vested stock awards	196	136

Weighted-average shares outstanding – diluted	44,659	52,883

Excluded from diluted weighted-average shares outstanding:
Antidilutive	2,893	3,389
Performance conditions not satisfied at the end of the period	399	369

11.	VARIABLE INTEREST ENTITIES (“VIEs”)

We formed, Jack in the Box Franchise Finance, LLC (“FFE”), for the purpose of operating a franchisee lending program which may provide up to $100.0 million to assist franchisees in re-imaging their restaurants. We are the sole equity investor in FFE. The $100.0 million lending program is comprised of a $20.0 million commitment from the Company in the form of a capital note and an $80.0 million Senior Secured Revolving Securitization Facility (“FFE Facility”) entered into with a third party. The FFE Facility is a 12-month revolving loan and security agreement bearing a variable interest rate. The revolving period has been extended for two months and is set to expire in March 2012. We may make additional contributions to FFE and FFE may incur additional borrowings under its credit facility during the extended lending period.

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

FFE’s assets consolidated by the Company represent assets that can be used only to settle obligations of the consolidated VIE. Likewise, FFE’s liabilities consolidated by the Company do not represent additional claims on the Company’s general assets; rather they represent claims against the specific assets of FFE. The impacts of FFE’s results were not material to the Company’s condensed consolidated statements of earnings or cash flows for the quarter ended January 22, 2012. The FFE’s balance sheet consisted of the following at the end of each period (in thousands):

	January 22, 2012	October 2, 2011
Cash	$1,250	$531
Other current assets (1)	2,164	2,086
Other assets, net (1)	12,410	12,292

Total assets	$15,824	$14,909

Current liabilities	$234	$140
Revolving credit facility	1,886	1,160
Other long-term liabilities (2)	14,226	14,046
Retained earnings	(522)	(437)

Total liabilities and stockholders’ equity	$15,824	$14,909

(1)	Consists primarily of amounts due from franchisees.
(2)	Consists primarily of the capital note contributions from Jack in the Box which are eliminated in consolidation.

The Company’s maximum exposure to loss is equal to its outstanding contributions that are expected to range from $15.0-$17.0 million and represents estimated losses that would be incurred should all franchisees default on their loans without any consideration of recovery. To offset the credit risk associated with the Company’s variable interest in FFE, the Company holds a security interest in the assets of FFE subordinate and junior to all other obligations of FFE.

JACK IN THE BOX INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

12.	LEGAL MATTERS

The Company is subject to normal and routine litigation brought by former, current or prospective employees, customers, franchisees, vendors, landlords, shareholders or others. The Company assesses contingencies to determine the degree of probability and range of possible loss for potential accrual in its financial statements. An estimated loss contingency is accrued in the financial statements if it is probable that a liability has been incurred and the amount of the loss can be reasonably estimated. Because litigation is inherently unpredictable and unfavorable resolutions could occur, assessing contingencies is highly subjective and requires judgments about future events. The Company regularly reviews contingencies to determine the adequacy of the accruals and related disclosures. The amount of ultimate loss may differ from these estimates. Although the Company currently believes that the ultimate outcome of these matters will not have a material adverse effect on the results of operations, liquidity or financial position of the Company, it is possible that the results of operations, liquidity or financial position of the Company could be materially affected in any particular future reporting period by the unfavorable resolution of one or more of these matters or contingencies.

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

We measure and evaluate our segments based on segment earnings from operations. Summarized financial information concerning our reportable segments is shown in the following table (in thousands):

	Sixteen Weeks Ended
	January 22, 2012	January 23, 2011
Revenues by segment:
Jack in the Box restaurant operations segment	$382,658	$462,331
Qdoba restaurant operations segment	75,263	55,700
Distribution operations	194,794	146,687

Consolidated revenues	$652,715	$664,718

Earnings from operations by segment:
Jack in the Box restaurant operations segment	$22,136	$54,202
Qdoba restaurant operations segment	2,174	1,089
Distribution operations	—	(655)
FFE operations	(55)	—

Consolidated earnings from operations	$24,255	$54,636

Total depreciation expense by segment:
Jack in the Box restaurant operations segment	$24,293	$25,652
Qdoba restaurant operations segment	4,782	3,350
Distribution operations	243	230

Consolidated depreciation expense	$29,318	$29,412

Interest income and expense, income taxes and total assets are not reported for our segments, in accordance with our method of internal reporting.

14.	SUPPLEMENTAL CONSOLIDATED CASH FLOW INFORMATION (in thousands)

	Sixteen Weeks Ended
	January 22, 2012	January 23, 2011
Cash paid during the quarter for:
Interest, net of amounts capitalized	$5,605	$3,471
Income tax payments	$12,478	$8,384

JACK IN THE BOX INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

15.	SUPPLEMENTAL CONSOLIDATED BALANCE SHEET INFORMATION (in thousands)

	January 22, 2012	October 2, 2011
Other assets, net:
Goodwill	$108,981	$105,872
Company-owned life insurance policies	81,944	75,202
Other	137,776	141,411

	$328,701	$322,485

Accrued liabilities:
Payroll and related	$36,681	$40,438
Sales and property taxes	12,185	13,963
Advertising	20,635	21,899
Insurance	36,721	37,987
Other	35,455	53,200

	$141,677	$167,487

Other long-term liabilities:
Pension	$147,537	$144,860
Other	148,599	145,863

	$296,136	$290,723

16.	SUBSEQUENT EVENT

On February 20, 2012, we acquired 25 Qdoba restaurants in two markets from a franchisee for approximately $33 million, consistent with our strategy to acquire franchise markets where we believe there is continued opportunity for development as a company market. As of the date of this report, the purchase price has not been allocated to the respective financial statement line items as it was impractical to do so prior to issuance of the report.

17.	FUTURE APPLICATION OF ACCOUNTING PRINCIPLES

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

GENERAL

All comparisons between 2012 and 2011 refer to the 16-week (“quarter”) periods ended January 22, 2012 and January 23, 2011, respectively, unless otherwise indicated.

For an understanding of the significant factors that influenced our performance during the quarterly periods ended January 22, 2012 and January 23, 2011, our Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) should be read in conjunction with the Condensed Consolidated Financial Statements and related Notes included in this Quarterly Report and our Annual Report on Form 10-K for the fiscal year ended October 2, 2011.

Our MD&A consists of the following sections:

•	Overview — a general description of our business and fiscal 2012 highlights.

•	Results of operations — an analysis of our consolidated statements of earnings for the periods presented in our condensed consolidated financial statements.

•	Liquidity and capital resources — an analysis of our cash flows including capital expenditures, share repurchase activity, known trends that may impact liquidity and the impact of inflation.

•	Discussion of critical accounting estimates — a discussion of accounting policies that require critical judgments and estimates.

•	New accounting pronouncements — a discussion of new accounting pronouncements, dates of implementation and impact on our consolidated financial position or results of operations, if any.

•

Cautionary statements regarding forward-looking statements — a discussion of the risks and uncertainties that may cause our actual results to differ materially from any forward-looking statements made by management.

OVERVIEW

As of January 22, 2012, we operated and franchised 2,236 Jack in the Box quick-service restaurants (“QSR”), primarily in the western and southern United States, and 597 Qdoba Mexican Grill (“Qdoba”) fast-casual restaurants throughout the United States.

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

The following summarizes the most significant events occurring in fiscal 2012 and certain trends compared to a year ago:

•	Restaurant Sales — Sales at restaurants open more than one year (“same-store sales”) increased as follows:

	Sixteen Weeks Ended
	January 22, 2012	January 23, 2011
Jack in the Box:
Company	5.3%	1.5%
Franchise	2.8%	0.9%
System	3.6%	1.1%
Qdoba:
Company	3.5%	5.8%
Franchise	4.0%	6.6%
System	3.8%	6.4%

•

Commodity Costs — Pressures from higher commodity costs continue to impact our business. Overall commodity costs at our Jack in the Box and Qdoba restaurants increased approximately 7.0% and 13.2%, respectively, in the quarter compared to a year ago.

•

New Unit Development — We continued to grow our brands with the opening of new company-operated and franchise-operated restaurants. During the quarter, we opened 16 Jack in the Box locations and 15 Qdoba locations system-wide.

•

Franchising Program — Qdoba and Jack in the Box franchisees opened a total of 20 restaurants during the quarter. Our Jack in the Box system was approximately 72% franchised at the end of the first quarter and we plan to further increase franchise ownership to approximately 80% over the next couple of years.

RESULTS OF OPERATIONS

The following table presents certain income and expense items included in our condensed consolidated statements of earnings as a percentage of total revenues, unless otherwise indicated. Percentages may not add due to rounding.

CONSOLIDATED STATEMENTS OF EARNINGS DATA

	Sixteen Weeks Ended
	January 22, 2012	January 23, 2011
Revenues:
Company restaurant sales	55.8%	65.7%
Distribution sales	29.8%	22.1%
Franchise revenues	14.4%	12.2%

Total revenues	100.0%	100.0%

Operating costs and expenses, net:
Company restaurant costs:
Food and packaging (1)	33.5%	32.5%
Payroll and employee benefits (1)	29.6%	30.8%
Occupancy and other (1)	23.3%	24.1%

Total company restaurant costs (1)	86.5%	87.4%

Distribution costs (1)	100.0%	100.4%
Franchise costs (1)	53.1%	47.3%
Selling, general and administrative expenses	10.1%	10.1%
Impairment and other charges, net	0.7%	0.5%
Gains on the sale of company-operated restaurants	(0.2%)	(4.2%)
Earnings from operations	3.7%	8.2%
Income tax rate (2)	34.3%	35.2%

(1)	As a percentage of the related sales and/or revenues.
(2)	As a percentage of earnings before income taxes.

The following table presents Jack in the Box and Qdoba company restaurant sales, costs and costs as a percentage of the related sales. Percentages may not add due to rounding.

SUPPLEMENTAL COMPANY-OPERATED RESTAURANTS STATEMENTS OF EARNINGS DATA

(dollars in thousands)

	Sixteen Weeks Ended
	January 22, 2012		January 23, 2011
Jack in the Box:
Company restaurant sales	$294,353		$387,076
Company restaurant costs:
Food and packaging	101,591	34.5%	127,811	33.0%
Payroll and employee benefits	87,570	29.7%	120,087	31.0%
Occupancy and other	64,290	21.8%	89,730	23.2%

Total company restaurant costs	$253,451	86.1%	$337,628	87.2%
Qdoba:
Company restaurant sales	$69,749		$49,834
Company restaurant costs:
Food and packaging	20,516	29.4%	14,044	28.2%
Payroll and employee benefits	20,242	29.0%	14,429	29.0%
Occupancy and other	20,652	29.6%	15,679	31.5%

Total company restaurant costs	$61,410	88.0%	$44,152	88.6%

The following table summarizes the year-to-date changes in the number of Jack in the Box and Qdoba company and franchise restaurants:

	January 22, 2012			January 23, 2011
	Company	Franchise	Total	Company	Franchise	Total
Jack in the Box:
Beginning of period	629	1,592	2,221	956	1,250	2,206
New	5	11	16	5	3	8
Refranchised	—	—	—	(88)	88	—
Closed	—	(1)	(1)	—	(1)	(1)

End of period	634	1,602	2,236	873	1,340	2,213

% of system	28%	72%	100%	39%	61%	100%
Qdoba:
Beginning of period	245	338	583	188	337	525
New	6	9	15	6	14	20
Acquired from franchisees	11	(11)	—	—	—	—
Closed	—	(1)	(1)	—	(3)	(3)

End of period	262	335	597	194	348	542

% of system	44%	56%	100%	36%	64%	100%
Consolidated:

Total system	896	1,937	2,833	1,067	1,688	2,755

% of system	32%	68%	100%	39%	61%	100%

Revenues

As we execute our refranchising strategy, which includes the sale of restaurants to franchisees, we expect the number of Jack in the Box company-operated restaurants and the related sales to continue to decrease while revenues from franchise restaurants increase. As such, company restaurant sales decreased $72.8 million, or 16.7%, in the quarter. This decrease is due primarily to a decrease in the average number of Jack in the Box company-operated restaurants, partially offset by an increase in the number of Qdoba company-operated restaurants and increases in per-store average sales (“PSA”) at our Jack in the Box and Qdoba company-operated restaurants.

The following table represents the approximate impact of these increases (decreases) on company restaurant sales (in thousands):

Reduction in the average number of Jack in the Box restaurants	$(141,300)
Jack in the Box PSA sales increase	48,600
Increase in the average number of Qdoba restaurants	17,400
Qdoba PSA sales increase	2,500

Total decrease in company restaurant sales	$(72,800)

Same-store sales at Jack in the Box company-operated restaurants increased 5.3% driven by a combination of price increases and transaction growth. Same-store sales at Qdoba company-operated restaurants increased 3.5% primarily driven by price increases. The following table summarizes the change in company-operated same-store sales:

Jack in the Box transactions	2.8%
Jack in the Box average check (1)	2.5%

Jack in the Box change in same-store sales	5.3%

Qdoba change in same-store sales (2)	3.5%

(1)	Includes price increases of approximately 3.3%.
(2)	Includes price increases of approximately 4.0%.

Distribution sales to Jack in the Box and Qdoba franchisees grew $48.1 million from a year ago. This growth primarily reflects an increase in the number of Jack in the Box franchise restaurants that purchase ingredients and supplies from our distribution centers, which contributed additional sales of approximately $33.9 million, and higher commodity prices.

Franchise revenues increased $12.7 million, or 15.7%, in 2012 due primarily to an increase in the average number of Jack in the Box franchise restaurants, which contributed additional royalties and rents of approximately $18.5 million. This increase was partially offset by an increase in re-image contributions to franchisees, which are recorded as a reduction of franchise revenues, and a decline in the number of restaurants sold to franchisees resulting in a decrease in revenues from initial franchise fees of $3.5 million. The following table reflects the detail of our franchise revenues in each period and other information we believe is useful in analyzing the change in franchise revenues (in thousands):

	Sixteen Weeks Ended
	January 22, 2012	January 23, 2011
Royalties	$38,129	$31,225
Rents	59,667	46,083
Re-image contributions to franchisees	(5,707)	(1,280)
Franchise fees and other	1,730	5,093

Franchise revenues	$93,819	$81,121

% increase	15.7%
Average number of franchise restaurants	1,597	1,276
% increase	25.2%
Increase in franchise-operated same-store sales:
Jack in the Box	2.8%	0.9%
Qdoba	4.0%	6.6%
Royalties as a percentage of estimated franchise restaurant sales:
Jack in the Box	5.2%	5.3%
Qdoba	5.0%	5.0%

Operating Costs and Expenses

Food and packaging costs increased to 33.5% of company restaurant sales from 32.5% a year ago, due primarily to higher commodity costs, partially offset by the benefit of selling price increases. Overall commodity costs increased approximately 7.0% and 13.2% at our company-operated Jack in the Box and Qdoba restaurants, respectively, driven by higher costs for most commodities other than produce. We expect commodity costs for fiscal 2012 to increase approximately 5%, with higher inflation in the first half of the fiscal year. Beef represents the largest portion, or approximately 20%, of the

Company’s overall commodity spend, and we typically do not enter into fixed price contracts for our beef needs. For the full year, we currently expect beef costs to be up in the high single-digit range, and most other major commodities to be higher in 2012 compared with last year.

Payroll and employee benefit costs decreased to 29.6% of company restaurant sales in the quarter from 30.8% in 2011, reflecting the leverage from same-store sales increases and the benefits of refranchising. These decreases were offset by increases in unemployment taxes in several states and higher levels of incentive compensation.

Occupancy and other costs decreased to 23.3% of company restaurant sales in the quarter from 24.1% last year. The lower percentage in 2012 is due primarily to the leverage from same-store sales increases and the benefits of refranchising. These benefits were partially offset by higher fees associated with debit card transactions, PSA depreciation expense related to the Jack in the Box re-image program and PSA rent expense resulting from a greater proportion of company-operated Qdoba restaurants compared with last year.

Distribution costs increased $47.5 million in the quarter compared with a year ago, primarily reflecting an increase in the related sales. The new supply chain agreement provides that any profits or losses related to our distribution operations are shared by all company and franchise restaurants who utilize our distribution services.

Franchise costs, principally rents and depreciation on properties we lease to Jack in the Box franchisees, increased $11.5 million to 53.1% of the related revenues in the quarter from 47.3% a year ago. The percent of revenues increase is primarily due to an increase in re-image contributions to franchisees, lower franchise fee revenue, and higher rent and depreciation expense resulting from an increase in the percentage of locations that we lease to franchisees.

The following table presents the change in selling, general and administrative (“SG&A”) expenses compared with the prior year (in thousands):

Increase / (Decrease)
Advertising	$(5,153)
Refranchising strategy	(1,160)
Cash surrender value of COLI policies, net	(82)
Pension and postretirement benefits	875
Pre-opening costs	751
Insurance costs	568
Restaurant technology	347
Qdoba general and administrative	875
Other	1,811

$(1,168)

Our refranchising strategy has resulted in a decrease in the number of company-operated restaurants and the related overhead expenses to manage and support those restaurants. As such, advertising costs, which are primarily contributions to our marketing fund determined as a percentage of restaurant sales, decreased at Jack in the Box and were partially offset by higher advertising expense at Qdoba due to an increase in the number of company-operated restaurants and same-store sales growth. The cash surrender value of our company-owned life insurance (“COLI”) policies, net of changes in our non-qualified deferred compensation obligation supported by these policies, are subject to market fluctuations. The changes in market values had a positive impact of $3.2 million and $3.1 million in 2012 and 2011, respectively. The increase in pension and postretirement benefits expense principally relates to a decrease in the discount rate as compared with a year ago. The increase in pre-opening costs primarily relates to higher expenses associated with restaurant openings in new markets. The increase in insurance costs includes the impact of a large claim in 2012, partially offset by lower monthly payments related to our decreasing number of employees. Qdoba general and administrative costs increased primarily due to higher overhead to support our growing number of company-operated restaurants.

Impairment and other charges, net is comprised of the following (in thousands):

	Sixteen Weeks Ended
	January 22, 2012	January 23, 2011
Impairment charges	$1,199	$289
Losses on the disposition of property and equipment, net	1,083	2,796
Costs of closed restaurants (primarily lease obligations) and other	2,069	511

	$4,351	$3,596

Impairment and other charges, net increased in the quarter to $4.4 million from $3.6 million a year ago. This increase relates primarily to the impairment of two underperforming Jack in the Box restaurants in 2012 and an increase in costs associated with restaurants we have closed. These increases were partially offset by a decrease in costs related to our re-image and new logo program as it nears completion.

Gains on the sale of company-operated restaurants to franchisees, net are detailed in the following table (dollars in thousands):

	Sixteen Weeks Ended
	January 22, 2012	January 23, 2011
Number of restaurants sold to franchisees	—	88
Gains on the sale of company-operated restaurants	$1,122	$27,872
Average gain on restaurants sold	N/A	$317

In 2012, the gains on the sale of company-operated restaurants primarily represent additional proceeds recognized upon the extension of the underlying franchise and lease agreements related to a restaurant sold in a prior year.

Interest Expense, Net

Interest expense, net is comprised of the following (in thousands):

	Sixteen Weeks Ended
	January 22, 2012	January 23, 2011
Interest expense	$6,604	$4,947
Interest income	(547)	(336)

Interest expense, net	$6,057	$4,611

Interest expense, net increased $1.4 million in the quarter compared with a year ago primarily due to higher average borrowings compared with a year ago.

Income Taxes

The tax rate decreased to 34.3% in the quarter compared with 35.2% in the prior year. The decrease is due primarily to the impact of the market performance of insurance investment products used to fund certain non-qualified retirement plans. Changes in the cash value of the insurance products are not included in taxable income. We expect the fiscal year tax rate to be 36%-37%. The final annual tax rate cannot be determined until the end of the fiscal year; therefore, the actual rate could differ from our current estimates.

Net Earnings

Net earnings were $12.0 million, or $0.27 per diluted share, in the quarter compared with $32.4 million, or $0.61 per diluted share, a year ago.

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

Cash and cash equivalents increased $2.2 million to $13.6 million at the end of the quarter from $11.4 million at the beginning of the fiscal year. During the first quarter of 2012, net borrowings under our revolving credit facility, cash flows provided by operating activities, and collections of notes receivable were partially offset by expenditures for property and equipment, net cash outflows related to assets held for sale and leaseback activity, the acquisition of Qdoba franchise-operated restaurants and repurchases of common stock. We generally reinvest available cash flows from operations to improve our restaurant facilities and develop new restaurants, to reduce debt and to repurchase shares of our common stock.

Cash Flows

The table below summarizes our cash flows from operating, investing and financing activities (in thousands):

	Sixteen Weeks Ended
	January 22, 2012	January 23, 2011
Total cash provided by (used in):
Operating activities	$27,792	$45,805
Investing activities	(38,845)	20,795
Financing activities	13,273	(60,677)

Net increase in cash and cash equivalents	$2,220	$5,923

Operating Activities. Operating cash flows decreased $18.0 million compared with a year ago due primarily to increases in payments for the following: property rent related to fluctuations in the timing of October rent payments ($9.5 million), inventories ($4.6 million), bonuses ($4.1 million) and income taxes ($4.1 million).

Investing Activities. Investing activity cash flows decreased $59.6 million compared with a year ago due primarily to a decrease in proceeds from the sale of restaurants to franchisees, the collection of notes receivables related to prior years’ refranchising activities and proceeds from the sale and leaseback of restaurant properties, as well as an increase in cash used to acquire Qdoba franchise-operated restaurants. The impact of these decreases in cash flows were partially offset by a decrease in capital expenditures.

Capital Expenditures — The composition of capital expenditures in each period follows (in thousands):

	Sixteen Weeks Ended
	January 22, 2012	January 23, 2011
Jack in the Box:
New restaurants	$6,068	$7,891
Restaurant facility improvements	11,087	29,412
Other, including corporate	3,822	3,834
Qdoba	5,968	5,750

Total capital expenditures	$26,945	$46,887

Our capital expenditure program includes, among other things, investments in new locations, restaurant remodeling, new equipment and information technology enhancements. Capital expenditures decreased compared to a year ago due primarily to a decrease in spending related to our Jack in the Box restaurant re-image and new logo program. We expect fiscal 2012 capital expenditures to be approximately $90-$100 million. We plan to open approximately 15 Jack in the Box and 40 Qdoba company-operated restaurants in 2012.

Sale of Company-Operated Restaurants — The following table details proceeds received in connection with our refranchising activities in each period (dollars in thousands):

	2012	2011
Number of restaurants sold to franchisees	—	88
Total proceeds	$1,249	$44,083
Average proceeds	N/A	$501

In certain instances, we may provide financing to facilitate the closing of certain transactions. As of January 22, 2012, notes receivable related to prior year refranchisings were $8.8 million. We expect total proceeds of $35-$50 million from the sale of 80-120 Jack in the Box restaurants in 2012.

Assets Held for Sale and Leaseback — We use sale and leaseback financing to lower the initial cash investment in our Jack in the Box restaurants to the cost of the equipment, whenever possible. The following table summarizes the cash flow activity related to sale and leaseback transactions in each period (dollars in thousands):

	2012	2011
Number of restaurants sold and leased back	2	8
Proceeds from sale of assets	$3,143	$14,626
Spending to acquire/purchase assets	(11,046)	(9,958)

Net cash flows related to assets held for sale and leaseback	$(7,903)	$4,668

As of January 22, 2012, we had investments of $59.0 million in approximately 47 operating or under construction restaurant properties that we expect to sell and leaseback during the next 12 months.

Acquisition of Franchise-Operated Restaurants — During the quarter, we acquired 11 Qdoba franchise-operated restaurants in two markets consistent with our strategy to acquire markets where we believe there is continued opportunity for restaurant development. The combined purchase price of $6.2 million was primarily allocated to property and equipment, goodwill and reacquired franchise rights. For additional information, refer to Note 2, Summary of Refranchisings, Franchisee Development and Acquisitions.

Financing Activities. Cash flows from financing activities increased $74.0 million compared with a year ago primarily attributable to a decrease in cash used to repurchase shares of our common stock, an increase in borrowings under our credit facility and the change in our book overdraft related to the timing of working capital receipts and disbursements.

Credit Facility — Our credit facility is comprised of (i) a $400.0 million revolving credit facility and (ii) a $200.0 million term loan maturing on June 29, 2015, initially both with London Interbank Offered Rate (“LIBOR”) plus 2.50%. As part of the credit agreement, we may also request the issuance of up to $75.0 million in letters of credit, the outstanding amount of which reduces the net borrowing capacity under the agreement. The credit facility requires the payment of an annual commitment fee based on the unused portion of the credit facility. The credit facility’s interest rates and the annual commitment rate are based on a financial leverage ratio, as defined in the credit agreement. We may make voluntary prepayments of the loans under the revolving credit facility and term loan at any time without premium or penalty. Specific events, such as asset sales, certain issuances of debt, and insurance and condemnation recoveries, may trigger a mandatory prepayment.

We are subject to a number of customary covenants under our credit facility, including limitations on additional borrowings, acquisitions, loans to franchisees, capital expenditures, lease commitments, stock repurchases, dividend payments and requirements to maintain certain financial ratios. We were in compliance with all covenants as of January 22, 2012. Effective February 16, 2012, to provide additional financial flexibility due to the timing of refranchising transactions and the $33 million acquisition of Qdoba franchised restaurants completed in the second quarter of fiscal 2012, we amended our credit facility to temporarily increase the maximum financial leverage ratio to 2.50 to 1.00 from 2.25 to 1.00 through the third quarter of fiscal 2012.

At January 22, 2012, we had $180.0 million outstanding under the term loan, borrowings under the revolving credit facility of $305.0 million and letters of credit outstanding of $38.9 million.

FFE Credit Facility — FFE entered into an $80.0 million Senior Secured Revolving Securitization Facility (“FFE Facility”) with a third party to assist in funding our franchisee lending program. The FFE Facility is a revolving loan and security agreement bearing a variable interest rate. The revolving period has been extended for two months and is set to expire in March 2012. As of January 22, 2012, FFE had borrowings outstanding of $1.9 million against this facility.

Interest Rate Swaps — To reduce our exposure to rising interest rates under our credit facility, we consider interest rate swaps. In August 2010, we entered into two forward-looking swaps that effectively convert $100.0 million of our variable rate term loan to a fixed-rate basis from September 2011 through September 2014. Based on the term loan’s applicable margin of 2.50% as of January 22, 2012, these agreements would have an average pay rate of 1.54%, yielding an “all-in” fixed rate of 4.04%. For additional information related to our interest rate swaps, refer to Note 4, Derivative Instruments, of the notes to the condensed consolidated financial statements.

Repurchases of Common Stock — In May 2011, the Board of Directors approved a program to repurchase up to $100.0 million in shares of our common stock expiring November 2012. During the first quarter, we repurchased approximately 0.3 million shares at an aggregate cost of $6.4 million, completing the May 2011 authorization. In November 2011, the Board of Directors approved a new program to repurchase $100.0 million in shares of our common stock within the next two years. As of the end of the first quarter, the $100.0 million remains available under this authorization.

Off-Balance Sheet Arrangements

We are not a party to any off-balance sheet arrangements that have, or are reasonably likely to have, a current or future material effect on our financial condition, changes in financial condition, results of operations, liquidity, capital expenditures or capital resources.

DISCUSSION OF CRITICAL ACCOUNTING ESTIMATES

Critical accounting estimates are those the Company believes are most important for the portrayal of the Company’s financial condition and results and that require management’s most subjective and complex judgments. Judgments and uncertainties regarding the application of these policies may result in materially different amounts being reported under various conditions or using different assumptions. There have been no material changes to the critical accounting estimates previously disclosed in the Company’s Annual Report on Form 10-K for the fiscal year ended October 2, 2011.

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

Other accounting standards that have been issued by the FASB or other standards-setting bodies that do not require adoption until a future date are not expected to have a material impact on our consolidated financial statements upon adoption.

CAUTIONARY STATEMENTS REGARDING FORWARD-LOOKING STATEMENTS

This report contains forward-looking statements within the meaning of the federal securities laws. Any statements contained herein that are not historical facts may be deemed to be forward-looking statements. Forward-looking statements may be identified by words such as “anticipate,” “assume,” “believe,” “estimate,” “expect,” “forecast,” “goals,” “guidance,” “intend,” “plan,” “project,” “may,” “will,” “would” and similar expressions. These statements are based on management’s current expectations, estimates, forecasts and projections about our business and the industry in which we operate. These estimates and assumptions involve known and unknown risks, uncertainties, and other factors that are in some cases beyond our control. Factors that may cause our actual results to differ from any forward-looking statements include, but are not limited to, the important factors described in the “Discussion of Critical Accounting Estimates,” and in other sections in this Form 10-Q and in our most recent Annual Report on Form 10-K and other Securities and Exchange Commission filings, including:

•

Food service businesses such as ours may be materially and adversely affected by changes in consumer tastes or eating habits, and economic, political and socioeconomic conditions. Adverse economic conditions such as unemployment (particularly in California and Texas where our Jack in the Box restaurants are concentrated) may result in reduced restaurant traffic and sales and impose practical limits on pricing.

•

Our profitability depends in part on our ability to anticipate and react to changes in food costs and availability, fuel costs and other supply and distribution costs. As discussed in our MD&A under the caption “Operating Costs and Expenses,” commodity costs have increased significantly in the past year and increased costs and continued volatility are expected in 2012, which could negatively impact our margins as well as franchisee margins.

•

Multi-unit food service businesses such as ours can also be materially and adversely affected by widespread negative publicity of any type, particularly regarding food quality or public health issues. Negative publicity regarding our brands or the restaurant industry in general could cause a decline in system restaurant sales and could have a material adverse effect on our financial condition and results of operations.

•	Food service businesses such as ours are subject to the risk that shortages or interruptions in supply could adversely affect the availability, quality and cost of ingredients.

•	Our business can be materially and adversely affected by severe weather conditions, which can result in lost restaurant sales, and increased costs.

•

New restaurant development, which is critical to our long-term success, involves substantial risks, including availability of acceptable financing, cost overruns and the inability to secure suitable sites on acceptable terms.

•	Our growth strategy includes opening restaurants in new markets where we cannot assure that we will be able to successfully expand, attract customers or otherwise operate profitably.

•

The restaurant industry is highly competitive with respect to price, service, location, brand identification and the quality of food. We cannot assure that we will be able to effectively respond to aggressive competitors (including competitors with significantly greater financial resources); that our facility improvements will yield the desired return on investment; or that our new products, service initiatives or our overall strategies will be successful.

•

The cost of compliance with labor and other regulations could negatively affect our results of operations and financial condition. The increasing amount and complexity of federal, state and local governmental regulations applicable to our industry may increase both our costs of compliance and our exposure to regulatory claims.

•	Should our advertising and promotion be less effective than our competitors, there could be a material adverse effect on our results of operations and financial condition.

•

We may not be able to maintain the ownership mix of franchise to company-operated restaurants that we desire. Additionally, our ability to reduce operating costs through increased franchise ownership is subject to risks and uncertainties.

•

We cannot assure that franchisees and developers planning the opening of franchise restaurants will have the abilities or resources to open restaurants or be effective operators, to remain aligned with our operations, promotional and capital-intensive initiatives or to successfully operate restaurants in a manner consistent with our standards. In addition, franchisees’ unrelated business obligations could adversely affect a franchisee’s ability to make timely payments to us or adhere to our standards and project an image consistent with our brands.

•	The loss of key personnel could have a material adverse effect on our business.

•	A material failure or interruption of service or a breach in security of our computer systems could cause reduced efficiency in operations, loss of data or business interruptions.

•

Failure to comply with environmental laws could result in the imposition of severe penalties or restrictions on operations by governmental agencies or courts of law, which could adversely affect operations.

•

Our ability to repay expected borrowings under our credit facility and to meet our other debt or contractual obligations will depend upon our future performance and our cash flows from operations, both of which are subject to prevailing economic conditions and financial, business and other known and unknown risks and uncertainties, certain of which are beyond our control.

•	Changes in accounting standards, policies or related interpretations by accountants or regulatory entities may negatively impact our results.

•

We are subject to litigation which is inherently unpredictable and can result in unfavorable resolutions where the amount of ultimate loss may differ from our estimated loss contingencies, or impose other costs in defense of claims.

Potential investors are urged to consider these factors carefully in evaluating any forward-looking statements, and are cautioned not to place undue reliance on the forward-looking statements. All forward-looking statements are made only as of the date issued, and we do not undertake any obligation to update any forward-looking statements.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Our primary exposure to risks relating to financial instruments is changes in interest rates. Our credit facility, which is comprised of a revolving credit facility and a term loan, bears interest at an annual rate equal to the prime rate or LIBOR plus an applicable margin based on a financial leverage ratio. As of January 22, 2012, the applicable margin for the LIBOR-based revolving loans and term loan was set at 2.50%.

We use interest rate swap agreements to reduce exposure to interest rate fluctuations. In August 2010, we entered into two interest rate swap agreements that will effectively convert $100.0 million of our variable rate term loan borrowings to a fixed-rate basis beginning September 2011 through September 2014. Based on the term loan’s applicable margin of 2.50% as of January 22, 2012, these agreements would have an average pay rate of 1.54%, yielding an “all-in” fixed rate of 4.04%.

A hypothetical 100 basis point increase in short-term interest rates, based on the outstanding balance of our revolving credit facility and term loan at January 22, 2012, would result in an estimated increase of $3.9 million in annual interest expense.

We are also exposed to the impact of commodity and utility price fluctuations related to unpredictable factors such as weather and various other market conditions outside our control. Our ability to recover increased costs through higher prices is limited by the competitive environment in which we operate. From time to time, we enter into futures and option contracts to manage these fluctuations. At January 22, 2012, we had no such contracts in place.

ITEM 4.	CONTROLS AND PROCEDURES

Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures

Based on an evaluation of the Company’s disclosure controls and procedures (as defined in Rules 13a - 15 and 15d - 15 of the Securities Exchange Act of 1934, as amended), as of the end of the Company’s quarter ended January 22, 2012, the Company’s Chief Executive Officer and Chief Financial Officer (its principal executive officer and principal financial officer, respectively) have concluded that the Company’s disclosure controls and procedures were effective.

Changes in Internal Control Over Financial Reporting

There have been no changes in the Company’s internal control over financial reporting that occurred during the Company’s fiscal quarter ended January 22, 2012 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

You should consider the risks and uncertainties described under Item 1A of Part I of our Annual Report on Form 10-K for the fiscal year ended October 2, 2011, which we filed with the SEC on November 23, 2011, together with the risks and uncertainties discussed under the heading “Cautionary Statements Regarding Forward-Looking Statements” in Item 2 of this Quarterly Report on Form 10-Q when evaluating our business and our prospects. There have been no material changes from the risk factors as previously disclosed in our Annual Report on Form 10-K for the fiscal year ended October 2, 2011. These risks and uncertainties are not the only ones we face. Additional risks and uncertainties not presently known to us or that we currently consider immaterial may also impair our business operations. If any of the risks or uncertainties actually occurs, our business and financial results could be harmed. In that case, the market price of our common stock could decline. You should also refer to the other information set forth in this Quarterly Report and in our Annual Report on Form 10-K for the fiscal year ended October 2, 2011, including our financial statements and the related notes.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

As of January 22, 2012, our credit agreement provides for up to $253.0 million for the potential payment of cash dividends and stock repurchases, subject to certain limitations based on our leverage ratio as defined in our credit agreement.

Dividends. We did not pay any cash or other dividends during the last two fiscal years and do not anticipate paying dividends in the foreseeable future.

Stock Repurchases. In May 2011, the Board of Directors approved a program to repurchase up to $100.0 million in shares of our common stock expiring November 2012. In November 2011, the Board of Directors approved a new program to repurchase $100.0 million in shares of our common stock expiring within the next two years. As of the end of the first quarter, the $100.0 million remains available under this authorization. The following table summarizes shares repurchased during the quarter ended January 22, 2012:

	(a) Total number of shares purchased	(b) Average price paid per share	(c) Total number of shares purchased as part of publicly announced programs	(d) Maximum dollar value that may yet be purchased under these programs
				$6,352,414
October 3, 2011 - October 30, 2011	326,532	$19.43	326,532	$—
October 31, 2011 - November 27, 2011	—	—	—	$100,000,000
November 28, 2011 - December 25, 2011	—	—	—	$100,000,000
December 26, 2011 - January 22, 2012	—	—	—	$100,000,000

Total	326,532	$19.43	326,532

ITEM 5.	OTHER INFORMATION

Item 1.01	Entry into a material definitive agreement

Item 2.03	Creation of a direct financial obligation or an obligation under an off-balance sheet arrangement of a registrant

Effective February 16, 2012, to provide additional financial flexibility due to the timing of refranchising transactions and the $33 million acquisition of Qdoba franchised restaurants completed in the second quarter of fiscal 2012, we amended our Credit Agreement dated as of June 29, 2010 among the Company, Wells Fargo Bank, National Association, as administrative agent, and certain lender parties (the “Credit Agreement”) to, among other changes, temporarily increase the maximum financial leverage ratio under the Credit Agreement to 2.50 to 1.00 from 2.25 to 1.00 for the fiscal quarters ending during the period between October 3, 2011 to and including July 8, 2012. The foregoing description of the terms of our recent Credit Agreement amendment is qualified in its entirety by reference to the First Amendment to Credit Agreement dated as of February 16, 2012, a copy of which is filed as Exhibit 10.1.4 to this report.

The agent and lender parties under the Credit Agreement and their affiliates have provided and may, from time to time, continue to provide investment banking, financial advisory, cash management and other services to the Company and its affiliates, for which they have received customary fees and reimbursement of expenses, and for which they expect to receive customary fees and reimbursement of expenses, respectively.

ITEM 6.	EXHIBITS

Number	Description	Form	Filed with SEC

3.1	Restated Certificate of Incorporation, as amended, dated September 21, 2007	10-K	11/20/2009

3.1.1	Certificate of Amendment of Restated Certificate of Incorporation dated September 21, 2007	8-K	9/24/2007

3.2	Amended and Restated Bylaws dated August 4, 2011	8-K	8/9/2011

10.1.4	First Amendment to the Credit Agreement dated as of June 29, 2010 by and among Jack in the Box Inc. and the lenders named therein	—	Filed herewith

10.8.7 ~	Form of Stock Option and Performance Share Awards Agreement under the 2004 Stock Incentive Plan	—	Filed herewith

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	—	Filed herewith

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	—	Filed herewith

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	—	Filed herewith

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	—	Filed herewith

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema Document

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

~	Management contract of compensatory plan.
*	In accordance with Regulation S-T, the XBRL-related information in Exhibit 101 to this Quarterly Report on Form 10-Q shall be deemed to be “furnished” and not “filed.”

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

JACK IN THE BOX INC.

By:	/S/ JERRY P. REBEL
Jerry P. Rebel
Executive Vice President and Chief Financial Officer (principal financial officer) (Duly Authorized Signatory)

Date: February 23, 2012