Form 10-Q
period 2012-04-15
JACK IN THE BOX INC /NEW/
filed 2012-05-17
CIK 807882

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
 ____________________________________________________
FORM 10-Q
 ____________________________________________________
QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended April 15, 2012
Commission File Number: 1-9390
 ____________________________________________________
JACK IN THE BOX INC.
(Exact name of registrant as specified in its charter)
 ____________________________________________________

DELAWARE	95-2698708
(State of Incorporation)	(I.R.S. Employer Identification No.)

9330 BALBOA AVENUE, SAN DIEGO, CA	92123
(Address of principal executive offices)	(Zip Code)
Registrant’s telephone number, including area code (858) 571-2121
  ____________________________________________________
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
Yes  ☐    No  ☑
As of the close of business May 11, 2012, 44,219,044 shares of the registrant’s common stock were outstanding.

JACK IN THE BOX INC. AND SUBSIDIARIES

PART I. FINANCIAL INFORMATION

ITEM 1.        CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JACK IN THE BOX INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Dollars in thousands, except per share data)
(Unaudited)

	April 15, 2012	October 2, 2011
ASSETS
Current assets:
Cash and cash equivalents	$11,308	$11,424
Accounts and other receivables, net	89,824	86,213
Inventories	33,718	38,931
Prepaid expenses	24,018	18,737
Deferred income taxes	44,914	45,520
Assets held for sale and leaseback	62,511	51,793
Other current assets	1,139	1,793
Total current assets	267,432	254,411
Property and equipment, at cost	1,527,637	1,518,799
Less accumulated depreciation and amortization	(694,032)	(663,373)
Property and equipment, net	833,605	855,426
Goodwill	134,503	105,872
Other assets, net	225,268	216,613
	$1,460,808	$1,432,322
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current maturities of long-term debt	$21,849	$21,148
Accounts payable	67,131	94,348
Accrued liabilities	169,231	167,487
Total current liabilities	258,211	282,983
Long-term debt, net of current maturities	460,683	447,350
Other long-term liabilities	293,642	290,723
Deferred income taxes	5,310	5,310
Stockholders’ equity:
Preferred stock $0.01 par value, 15,000,000 shares authorized, none issued	—	—
Common stock $0.01 par value, 175,000,000 shares authorized, 75,280,508 and 74,992,487 issued, respectively	753	750
Capital in excess of par value	208,668	202,684
Retained earnings	1,096,602	1,063,020
Accumulated other comprehensive loss, net	(91,602)	(95,940)
Treasury stock, at cost, 31,072,631 and 30,746,099 shares, respectively	(771,459)	(764,558)
Total stockholders’ equity	442,962	405,956
	$1,460,808	$1,432,322
See accompanying notes to condensed consolidated financial statements.

JACK IN THE BOX INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS
(In thousands, except per share data)
(Unaudited)

	Quarter		Year-to-Date
	April 15, 2012	April 17, 2011	April 15, 2012	April 17, 2011
Revenues:
Company restaurant sales	$290,803	$321,242	$654,905	$758,152
Distribution sales	140,146	121,362	334,940	268,049
Franchise revenues	75,681	62,531	169,500	143,652
	506,630	505,135	1,159,345	1,169,853
Operating costs and expenses, net:
Company restaurant costs:
Food and packaging	94,910	107,275	217,017	249,130
Payroll and employee benefits	85,257	97,998	193,069	232,514
Occupancy and other	65,493	76,393	150,435	181,802
Total company restaurant costs	245,660	281,666	560,521	663,446
Distribution costs	140,146	121,837	334,940	269,178
Franchise costs	37,996	31,328	87,855	69,680
Selling, general and administrative expenses	54,497	52,619	120,214	119,504
Impairment and other charges, net	5,074	4,494	9,425	8,090
Gains on the sale of company-operated restaurants	(14,078)	(878)	(15,200)	(28,750)
	469,295	491,066	1,097,755	1,101,148
Earnings from operations	37,335	14,069	61,590	68,705
Interest expense, net	4,534	3,945	10,591	8,556
Earnings before income taxes	32,801	10,124	50,999	60,149
Income taxes	11,169	3,322	17,417	20,946
Net earnings	$21,632	$6,802	$33,582	$39,203
Net earnings per share:
Basic	$0.49	$0.14	$0.77	$0.76
Diluted	$0.48	$0.13	$0.75	$0.75
Weighted-average shares outstanding:
Basic	43,937	50,183	43,896	51,265
Diluted	44,911	50,984	44,775	52,069
See accompanying notes to condensed consolidated financial statements.

JACK IN THE BOX INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in thousands)
(Unaudited)

	Year-to-Date
	April 15, 2012	April 17, 2011
Cash flows from operating activities:
Net earnings	$33,582	$39,203
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	51,874	51,817
Deferred finance cost amortization	1,431	1,350
Deferred income taxes	(2,560)	(4,965)
Share-based compensation expense	3,562	4,972
Pension and postretirement expense	14,372	12,840
Gains on cash surrender value of company-owned life insurance	(8,427)	(7,841)
Gains on the sale of company-operated restaurants	(15,200)	(28,750)
Losses on the disposition of property and equipment, net	2,858	5,424
Impairment charges	2,109	1,167
Changes in assets and liabilities, excluding acquisitions and dispositions:
Accounts and other receivables	(8,680)	(2,359)
Inventories	5,213	561
Prepaid expenses and other current assets	(4,627)	6,848
Accounts payable	(6,178)	(2,851)
Accrued liabilities	6,237	11,987
Pension and postretirement contributions	(6,573)	(2,472)
Other	595	(5,087)
Cash flows provided by operating activities	69,588	81,844
Cash flows from investing activities:
Purchases of property and equipment	(40,609)	(74,129)
Proceeds from (purchases of) assets held for sale and leaseback, net	(12,688)	6,669
Proceeds from the sale of company-operated restaurants	21,964	49,588
Collections on notes receivable	9,669	19,062
Disbursements for loans to franchisees	(3,977)	(6,661)
Acquisitions of franchise-operated restaurants	(39,195)	(21,477)
Other	244	43
Cash flows used in investing activities	(64,592)	(26,905)
Cash flows from financing activities:
Borrowings on revolving credit facility	333,020	396,000
Repayments of borrowings on revolving credit facility	(308,324)	(349,000)
Principal repayments on debt	(10,662)	(5,731)
Debt issuance costs	(741)	(989)
Proceeds from issuance of common stock	2,015	3,376
Repurchases of common stock	(6,901)	(75,000)
Excess tax benefits from share-based compensation arrangements	287	640
Change in book overdraft	(13,806)	(20,130)
Cash flows used in financing activities	(5,112)	(50,834)
Net increase (decrease) in cash and cash equivalents	(116)	4,105
Cash and cash equivalents at beginning of period	11,424	10,607
Cash and cash equivalents at end of period	$11,308	$14,712
See accompanying notes to condensed consolidated financial statements.

JACK IN THE BOX INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1.	BASIS OF PRESENTATION
Nature of operations — Founded in 1951, Jack in the Box Inc. (the “Company”) operates and franchises Jack in the Box® quick-service restaurants and Qdoba Mexican Grill® (“Qdoba”) fast-casual restaurants in 44 states. The following table summarizes the number of restaurants as of the end of each period:

	April 15, 2012	April 17, 2011
Jack in the Box:
Company-operated	601	848
Franchise	1,641	1,372
Total system	2,242	2,220
Qdoba:
Company-operated	289	221
Franchise	316	328
Total system	605	549
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
Fiscal year — Our fiscal year is 52 or 53 weeks ending the Sunday closest to September 30. Fiscal years 2012 and 2011 include 52 weeks. Our first quarter includes 16 weeks and all other quarters include 12 weeks. All comparisons between 2012 and 2011 refer to the 12-weeks (“quarter”) and 28-weeks (“year-to-date”) ended April 15, 2012 and April 17, 2011, respectively, unless otherwise indicated.
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

2.	SUMMARY OF REFRANCHISINGS, FRANCHISE DEVELOPMENT AND ACQUISITIONS
Refranchisings and franchise development — The following is a summary of the number of Jack in the Box restaurants sold to franchisees, the number of restaurants developed by franchisees and the related gains and fees recognized (dollars in thousands):

	Quarter		Year-to-Date
	April 15, 2012	April 17, 2011	April 15, 2012	April 17, 2011
Restaurants sold to franchisees	37	26	37	114
New restaurants opened by franchisees	9	11	29	28

Initial franchise fees	$1,770	$1,640	$2,490	$5,879

Proceeds from the sale of company-operated restaurants (1)	$20,715	$5,505	$21,964	$49,588
Net assets sold (primarily property and equipment)	(5,754)	(4,520)	(5,833)	(19,872)
Goodwill related to the sale of company-operated restaurants	(604)	(107)	(652)	(966)
Other	(279)	—	(279)	—
Gains on the sale of company-operated restaurants (1)	$14,078	$878	$15,200	$28,750
____________________________

(1)
Amounts in 2012 include additional proceeds and gains of $0.9 million in the quarter and $2.1 million year-to-date recognized upon the extension of the underlying franchise and lease agreements related to restaurants sold in a prior year.

Franchise acquisitions — During fiscal 2012 and 2011, we acquired Qdoba franchise restaurants in select markets where we believe there is continued opportunity for restaurant development. We account for the acquisition of franchised restaurants using the purchase method of accounting for business combinations. The purchase price allocations were based on fair value estimates determined using significant unobservable inputs (Level 3). The goodwill recorded primarily relates to the sales growth potential of the markets acquired. The following table provides detail of the combined allocations in each period (dollars in thousands):

	Year-to-Date
	April 15, 2012	April 17, 2011
Restaurants acquired from franchisees	36	22
Property and equipment	$9,559	$3,877
Reacquired franchise rights	461	232
Liabilities assumed	(108)	(71)
Goodwill	29,283	17,439
Total consideration	$39,195	$21,477

3.	FAIR VALUE MEASUREMENTS
Financial assets and liabilities — The following table presents the financial assets and liabilities measured at fair value on a recurring basis at the end of each period (in thousands):

	Total	Quoted Prices in Active Markets for Identical Assets (Level 1) (3)	Significant Other Observable Inputs (Level 2) (3)	Significant Unobservable Inputs (Level 3)
Fair value measurements as of April 15, 2012:
Interest rate swaps (Note 4) (1)	$(2,604)	$—	$(2,604)	$—
Non-qualified deferred compensation plan (2)	(38,107)	(38,107)	—	—
Total liabilities at fair value	$(40,711)	$(38,107)	$(2,604)	$—
Fair value measurements as of October 2, 2011:
Interest rate swaps (Note 4) (1)	$(2,682)	$—	$(2,682)	$—
Non-qualified deferred compensation plan (2)	(34,288)	(34,288)	—	—
Total liabilities at fair value	$(36,970)	$(34,288)	$(2,682)	$—

____________________________

(1)
We entered into interest rate swaps to reduce our exposure to rising interest rates on our variable debt. The fair values of our interest rate swaps are based upon Level 2 inputs which include valuation models as reported by our counterparties. The key inputs for the valuation models are quoted market prices, interest rates and forward yield curves.

(2)
We maintain an unfunded defined contribution plan for key executives and other members of management excluded from participation in our qualified savings plan. The fair value of this obligation is based on the closing market prices of the participants’ elected investments.

(3)	We did not have any transfers in or out of Level 1 or Level 2.
The fair values of each of our long-term debt instruments are based on quoted market values, where available, or on the amount of future cash flows associated with each instrument, discounted using our current borrowing rate for similar debt instruments of comparable maturity. The estimated fair values of our term loan and capital lease obligations approximated their carrying values as of April 15, 2012.
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
In connection with our property and equipment impairment reviews during the 28-weeks ended April 15, 2012, six Jack in the Box restaurants determined to be underperforming or which we intend to close having a carrying amount of $2.1 million were written down to their implied fair value of $0.3 million, resulting in an impairment charge of $1.8 million. To determine fair value, we used the income approach, which assumes that the future cash flows reflect current market expectations. The future cash flows are generally based on the assumption that the highest and best use of the asset is to sell the store to a franchisee (market participant). These fair value measurements require significant judgment using Level 3 inputs, such as discounted cash flows, which are not observable from the market, directly or indirectly. Refer to Note 5, Impairment, Disposition of Property and Equipment, and Restaurant Closing Costs, for additional information regarding impairment charges.

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

Financial position — The following derivative instruments were outstanding as of the end of each period (in thousands):

	April 15, 2012		October 2, 2011
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Derivatives designated as hedging instruments:
Interest rate swaps (Note 3)	Accrued liabilities	$(2,604)	Accrued liabilities	$(2,682)
Total derivatives		$(2,604)		$(2,682)
Financial performance — The following is a summary of the accumulated other comprehensive income (“OCI”) gain or loss activity related to our interest rate swap derivative instruments (in thousands):

	Location of Loss in Income	Quarter		Year-to-Date
		April 15, 2012	April 17, 2011	April 15, 2012	April 17, 2011
Gain/(loss) recognized in OCI (Note 9)	N/A	$(214)	$(247)	$(619)	$1,190
Loss reclassified from accumulated OCI into income (Note 9)	Interest expense, net	$299	$—	$697	$—
Amounts reclassified from accumulated OCI into interest expense represent payments made to the counterparty for the effective portions of the interest rate swaps. During the periods presented, our interest rate swaps had no hedge ineffectiveness.

5.	IMPAIRMENT, DISPOSITION OF PROPERTY AND EQUIPMENT, AND RESTAURANT CLOSING COSTS
Impairment — When events and circumstances indicate that our long-lived assets might be impaired and their carrying amount is greater than the undiscounted cash flows we expect to generate from such assets, we recognize an impairment loss as the amount by which the carrying value exceeds the fair value of the assets. We typically estimate fair value based on the estimated discounted cash flows of the related asset using marketplace participant assumptions. Impairment charges in 2012 primarily represent charges to write down the carrying value of three underperforming Jack in the Box restaurants and three Jack in the Box restaurants we intend to or have closed.
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
The following impairment and disposal costs are included in impairment and other charges, net in the accompanying condensed consolidated statements of earnings (in thousands):

	Quarter		Year-to-Date
	April 15, 2012	April 17, 2011	April 15, 2012	April 17, 2011
Impairment charges	$910	$878	$2,109	$1,167
Losses on the disposition of property and equipment, net	$1,775	$2,628	$2,858	$5,424

Restaurant closing costs consist of future lease commitments, net of anticipated sublease rentals and expected ancillary costs, and are included in impairment and other charges, net in the accompanying condensed consolidated statements of earnings. Total accrued restaurant closing costs, included in accrued liabilities and other long-term liabilities, changed as follows (in thousands):

	Quarter		Year-to-Date
	April 15, 2012	April 17, 2011	April 15, 2012	April 17, 2011
Balance at beginning of period	$21,228	$23,938	$21,657	$25,020
Additions and adjustments	666	(21)	1,912	784
Cash payments	(1,727)	(1,754)	(3,402)	(3,641)
Balance at end of quarter	$20,167	$22,163	$20,167	$22,163
Additions and adjustments in all periods primarily relate to revisions to certain sublease and cost assumptions.

6.	INCOME TAXES
The income tax provisions reflect year-to-date effective tax rates of 34.2% in 2012 and 34.8% in 2011. The final annual tax rate cannot be determined until the end of the fiscal year; therefore, the actual 2012 rate could differ from our current estimates.
At April 15, 2012, our gross unrecognized tax benefits associated with uncertain income tax positions were $0.9 million, which if recognized would favorably impact the effective income tax rate. The gross unrecognized tax benefits increased by $0.3 million from the end of fiscal year 2011 based on a preliminary assessment of a state income tax audit. It is reasonably possible that changes to the gross unrecognized tax benefits will be required within the next twelve months due to the possible settlement of state tax audits.
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
Net periodic benefit cost — The components of net periodic benefit cost were as follows in each period (in thousands):

	Quarter		Year-to-Date
	April 15, 2012	April 17, 2011	April 15, 2012	April 17, 2011
Defined benefit pension plans:
Service cost	$2,175	$2,490	$5,075	$5,809
Interest cost	5,225	4,980	12,191	11,620
Expected return on plan assets	(4,612)	(4,784)	(10,761)	(11,163)
Actuarial loss	2,864	2,266	6,683	5,289
Amortization of unrecognized prior service cost	100	113	233	263
Net periodic benefit cost	$5,752	$5,065	$13,421	$11,818
Postretirement healthcare plans:
Service cost	$14	$18	$33	$42
Interest cost	373	366	870	854
Actuarial loss	21	47	48	109
Amortization of unrecognized prior service cost	—	7	—	17
Net periodic benefit cost	$408	$438	$951	$1,022

Future cash flows — Our policy is to fund our plans at or above the minimum required by law. As of the date of our last actuarial funding valuation, there was no minimum requirement. Details regarding 2012 contributions are as follows (in thousands):

	Defined Benefit Pension Plans	Postretirement Healthcare Plans
Net year-to-date contributions	$6,626	$801
Remaining estimated net contributions during fiscal 2012	$6,800	$600
We will continue to evaluate contributions to our funded defined benefit pension plan based on changes in pension assets as a result of asset performance in the current market and economic environment.

8.	SHARE-BASED COMPENSATION
We offer share-based compensation plans to attract, retain and motivate key officers, employees and non-employee directors to work toward the financial success of the Company. In fiscal 2012, we granted the following share-based compensation awards in connection with our annual award grants in November:

Shares
Stock options	485,057
Performance-vested stock awards	234,258
Nonvested stock units	83,552
The components of share-based compensation expense recognized in each period are as follows (in thousands):

	Quarter		Year-to-Date
	April 15, 2012	April 17, 2011	April 15, 2012	April 17, 2011
Stock options	$785	$1,174	$1,975	$2,686
Performance-vested stock awards	172	471	502	1,209
Nonvested stock awards	135	140	315	326
Nonvested stock units	293	348	615	578
Deferred compensation for non-mangement directors	155	173	155	173
Total share-based compensation expense	$1,540	$2,306	$3,562	$4,972

9.    STOCKHOLDERS’ EQUITY
Repurchases of common stock — In May 2011, the Board of Directors approved a program to repurchase up to $100.0 million in shares of our common stock expiring November 2012. During the first quarter, we repurchased approximately 0.3 million shares at an aggregate cost of $6.4 million, completing the May 2011 authorization. In November 2011, the Board of Directors approved a new program to repurchase $100.0 million in shares of our common stock expiring November 2013. As of the end of the second quarter, $100.0 million remains available under this authorization.

Comprehensive income — Our total comprehensive income, net of taxes, was as follows (in thousands):

	Quarter		Year-to-Date
	April 15, 2012	April 17, 2011	April 15, 2012	April 17, 2011
Net earnings	$21,632	$6,802	$33,582	$39,203
Cash flow hedges:
Net change in fair value of derivatives	(214)	(247)	(619)	1,190
Net loss reclassified to earnings	299	—	697	—
Total	85	(247)	78	1,190
Tax effect	(33)	95	(31)	(454)
	52	(152)	47	736
Unrecognized periodic benefit costs:
Actuarial losses and prior service cost reclassified to earnings	2,985	2,433	6,964	5,678
Tax effect	(1,146)	(929)	(2,673)	(2,168)
	1,839	1,504	4,291	3,510
Total comprehensive income	$23,523	$8,154	$37,920	$43,449
Accumulated other comprehensive loss — The components of accumulated other comprehensive loss, net of taxes, were as follows at the end of each period (in thousands):

	April 15, 2012	October 2, 2011
Unrecognized periodic benefit costs, net of tax benefits of $56,070 and $58,743, respectively	$(89,997)	$(94,288)
Net unrealized losses related to cash flow hedges, net of tax benefits of $999 and $1,030, respectively	(1,605)	(1,652)
Accumulated other comprehensive loss, net	$(91,602)	$(95,940)

10.	AVERAGE SHARES OUTSTANDING
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

The following table reconciles basic weighted-average shares outstanding to diluted weighted-average shares outstanding (in thousands):

	Quarter		Year-to-Date
	April 15, 2012	April 17, 2011	April 15, 2012	April 17, 2011
Weighted-average shares outstanding – basic	43,937	50,183	43,896	51,265
Effect of potentially dilutive securities:
Stock options	470	456	403	460
Nonvested stock awards and units	264	214	261	210
Performance-vested stock awards	240	131	215	134
Weighted-average shares outstanding – diluted	44,911	50,984	44,775	52,069
Excluded from diluted weighted-average shares outstanding:
Antidilutive	3,092	3,054	2,975	2,968
Performance conditions not satisfied at the end of the period	351	366	351	366

11.	VARIABLE INTEREST ENTITIES (“VIEs”)
We formed Jack in the Box Franchise Finance, LLC (“FFE”) for the purpose of operating a franchisee lending program which may provide up to $100.0 million to assist Jack in the Box franchisees in re-imaging their restaurants. We are the sole equity investor in FFE. The $100.0 million lending program is comprised of a $20.0 million commitment from the Company in the form of a capital note and an $80.0 million Senior Secured Revolving Securitization Facility (“FFE Facility”) entered into with a third party. The FFE Facility is a revolving loan and security agreement bearing a variable interest rate. The revolving period has been extended and is set to expire in June 2012. We may make additional contributions to FFE and FFE may incur additional borrowings under its credit facility during the extended lending period.
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
FFE’s assets consolidated by the Company represent assets that can be used only to settle obligations of the consolidated VIE. Likewise, FFE’s liabilities consolidated by the Company do not represent additional claims on the Company’s general assets; rather they represent claims against the specific assets of FFE. The impacts of FFE’s results were not material to the Company’s condensed consolidated statements of earnings or cash flows. The FFE’s balance sheet consisted of the following at the end of each period (in thousands):

	April 15, 2012	October 2, 2011
Cash	$165	$531
Other current assets (1)	2,330	2,086
Other assets, net (1)	13,077	12,292
Total assets	$15,572	$14,909

Current liabilities	$470	$140
Revolving credit facility	—	1,160
Other long-term liabilities (2)	15,608	14,046
Retained earnings	(506)	(437)
Total liabilities and stockholders’ equity	$15,572	$14,909
____________________________

(1)	Consists primarily of amounts due from franchisees.

(2)	Consists primarily of the capital note contributions from Jack in the Box which are eliminated in consolidation.
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
The Company is subject to normal and routine litigation brought by former, current or prospective employees, customers, franchisees, vendors, landlords, shareholders or others. The Company assesses contingencies to determine the degree of probability and range of possible loss for potential accrual in its financial statements. An estimated loss contingency is accrued in the financial statements if it is probable that a liability has been incurred and the amount of the loss can be reasonably estimated. Because litigation is inherently unpredictable, assessing contingencies is highly subjective and requires judgments about future events. The Company regularly reviews contingencies to determine the adequacy of the accruals and related disclosures. The ultimate amount of loss may differ from these estimates. Although the Company currently believes that the ultimate outcome of these matters will not have a material adverse effect on the results of operations, liquidity or financial position of the Company, it is possible that the results of operations, liquidity or financial position of the Company could be materially affected in any particular future reporting period by the unfavorable resolution of one or more of these matters or contingencies.

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
We measure and evaluate our segments based on segment earnings from operations. Summarized financial information concerning our reportable segments is shown in the following tables (in thousands):

	Quarter		Year-to-Date
	April 15, 2012	April 17, 2011	April 15, 2012	April 17, 2011
Revenues by segment:
Jack in the Box restaurant operations segment	$299,418	$335,318	$682,076	$797,649
Qdoba restaurant operations segment	67,066	48,455	142,329	104,155
Distribution operations	140,146	121,362	334,940	268,049
Consolidated revenues	$506,630	$505,135	$1,159,345	$1,169,853
Earnings from operations by segment:
Jack in the Box restaurant operations segment	$33,510	$12,973	$55,647	$67,175
Qdoba restaurant operations segment	3,869	1,795	6,043	2,884
Distribution operations	—	(527)	—	(1,182)
FFE operations	(44)	(172)	(100)	(172)
Consolidated earnings from operations	$37,335	$14,069	$61,590	$68,705
Total depreciation expense by segment:
Jack in the Box restaurant operations segment	$18,035	$19,005	$42,328	$44,667
Qdoba restaurant operations segment	3,970	2,932	8,752	6,462
Distribution operations	155	160	398	390
Consolidated depreciation expense	$22,160	$22,097	$51,478	$51,519
Interest income and expense, income taxes and total assets are not reported for our segments, in accordance with our method of internal reporting.

	April 15, 2012	October 2, 2011
Goodwill by segment:
Jack in the Box	$48,529	$49,181
Qdoba	85,974	56,691
Consolidated goodwill	$134,503	$105,872
Refer to Note 2, Summary of Refranchisings, Franchise Development and Acquisitions, for information regarding the segment changes in goodwill during 2012.

14.	SUPPLEMENTAL CONSOLIDATED CASH FLOW INFORMATION (in thousands)

	Year-to-Date
	April 15, 2012	April 17, 2011
Cash paid during the quarter for:
Interest, net of amounts capitalized	$11,089	$7,068
Income tax payments	$24,125	$22,601

15.	SUPPLEMENTAL CONSOLIDATED BALANCE SHEET INFORMATION (in thousands)

	April 15, 2012	October 2, 2011
Other assets, net:
Company-owned life insurance policies	$83,629	$75,202
Other	141,639	141,411
	$225,268	$216,613
Accrued liabilities:
Payroll and related	$47,662	$40,438
Sales and property taxes	14,120	13,963
Advertising	18,405	21,899
Insurance	33,976	37,987
Other	55,068	53,200
	$169,231	$167,487
Other long-term liabilities:
Pension	$144,739	$144,860
Other	148,903	145,863
	$293,642	$290,723

16.	SUBSEQUENT EVENT
During fiscal 2012, the Company has been engaged in a comprehensive review of its overhead structure, including evaluating opportunities for outsourcing, restructuring of certain functions and workforce reductions. On April 23, 2012, the Company offered a voluntary early retirement program to eligible employees. The impact of the early retirement program on our condensed consolidated financial statements will depend on the number of employees that accept the early retirement offer.

17.	NEW ACCOUNTING PRINCIPLES
In May 2011, the Financial Accounting Standards Board (“FASB”) issued ASU 2011-04, Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRS, which was issued to update the language used in existing guidance to better align U.S. GAAP and IFRS fair value measurement guidance. This update also requires increased disclosure of quantitative and qualitative information about unobservable inputs used in a fair value measurement that is categorized within Level 3 of the fair value hierarchy. Other than requiring additional disclosures, adoption of this new guidance in the second quarter did not have a significant impact on our consolidated financial statements.
In June 2011, the FASB issued ASU 2011-05, Presentation of Comprehensive Income, which was issued to enhance comparability between entities that report under U.S. GAAP and IFRS, and to provide a more consistent method of presenting non-owner transactions that affect an entity’s equity. ASU 2011-05 eliminates the option to report other comprehensive income and its components in the statement of changes in stockholders’ equity and requires an entity to present the total of comprehensive income, the components of net income and the components of other comprehensive income either in a single continuous statement or in two separate but consecutive statements. This pronouncement is effective for fiscal years, and interim periods within those years, beginning after December 15, 2011. Early adoption of the new guidance is permitted, and full retrospective application is required.
Other accounting standards that have been issued or proposed by the FASB or other standards-setting bodies that do not require adoption until a future date are not expected to have a material impact on our consolidated financial statements upon adoption.

ITEM 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
GENERAL
All comparisons between 2012 and 2011 refer to the 12-weeks (“quarter”) and 28-weeks (“year-to-date”) ended April 15, 2012 and April 17, 2011, respectively, unless otherwise indicated.
For an understanding of the significant factors that influenced our performance during the quarterly periods ended April 15, 2012 and April 17, 2011, our Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) should be read in conjunction with the Condensed Consolidated Financial Statements and related Notes included in this Quarterly Report and our Annual Report on Form 10-K for the fiscal year ended October 2, 2011.
Our MD&A consists of the following sections:

•	Overview — a general description of our business and fiscal 2012 highlights.

•	Results of operations — an analysis of our consolidated statements of earnings for the periods presented in our condensed consolidated financial statements.

•	Liquidity and capital resources — an analysis of our cash flows including capital expenditures, share repurchase activity, known trends that may impact liquidity and the impact of inflation.

•	Discussion of critical accounting estimates — a discussion of accounting policies that require critical judgments and estimates.

•	New accounting pronouncements — a discussion of new accounting pronouncements, dates of implementation and the impact on our consolidated financial position or results of operations, if any.

•
Cautionary statements regarding forward-looking statements — a discussion of the risks and uncertainties that may cause our actual results to differ materially from any forward-looking statements made by management.

OVERVIEW
As of April 15, 2012, we operated and franchised 2,242 Jack in the Box quick-service restaurants, primarily in the western and southern United States, and 605 Qdoba Mexican Grill (“Qdoba”) fast-casual restaurants throughout the United States.
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
The following summarizes the most significant events occurring in fiscal 2012 and certain trends compared to a year ago:

•	Restaurant Sales — Sales at restaurants open more than one year (“same-store sales”) increased (decreased) as follows:

	Quarter		Year-to-Date
	April 15, 2012	April 17, 2011	April 15, 2012	April 17, 2011
Jack in the Box:
Company	5.6%	0.8%	5.5%	1.2%
Franchise	3.6%	(0.3)%	3.1%	0.4%
System	4.2%	0.1%	3.8%	0.7%
Qdoba:
Company	3.8%	5.1%	3.7%	5.5%
Franchise	2.2%	6.4%	3.2%	6.5%
System	3.0%	6.0%	3.4%	6.2%

•
Commodity Costs — Commodity costs increased approximately 1.8% and 6.7%, at our Jack in the Box and Qdoba restaurants, respectively, in the quarter and 4.7% and 10.2%, respectively, year-to-date compared to a year ago. We expect our overall commodity costs to increase approximately 3%-4% in fiscal 2012.

•
New Unit Development — We continued to grow our brands with the opening of new company-operated and franchise-operated restaurants. Year-to-date, we opened 23 Jack in the Box locations and 23 Qdoba locations system-wide.

•
Franchising Program — Qdoba and Jack in the Box franchisees opened a total of 29 restaurants year-to-date. Our Jack in the Box system was approximately 73% franchised at the end of the second quarter and we plan to further increase franchise ownership to approximately 80% over the next couple of years.

RESULTS OF OPERATIONS
The following table presents certain income and expense items included in our condensed consolidated statements of earnings as a percentage of total revenues, unless otherwise indicated. Percentages may not add due to rounding.
CONSOLIDATED STATEMENTS OF EARNINGS DATA

	Quarter		Year-to-Date
	April 15, 2012	April 17, 2011	April 15, 2012	April 17, 2011
Revenues:
Company restaurant sales	57.4%	63.6%	56.5%	64.8%
Distribution sales	27.7%	24.0%	28.9%	22.9%
Franchise revenues	14.9%	12.4%	14.6%	12.3%
Total revenues	100.0%	100.0%	100.0%	100.0%
Operating costs and expenses, net:
Company restaurant costs:
Food and packaging (1)	32.6%	33.4%	33.1%	32.9%
Payroll and employee benefits (1)	29.3%	30.5%	29.5%	30.7%
Occupancy and other (1)	22.5%	23.8%	23.0%	24.0%
Total company restaurant costs (1)	84.5%	87.7%	85.6%	87.5%
Distribution costs (1)	100.0%	100.4%	100.0%	100.4%
Franchise costs (1)	50.2%	50.1%	51.8%	48.5%
Selling, general and administrative expenses	10.8%	10.4%	10.4%	10.2%
Impairment and other charges, net	1.0%	0.9%	0.8%	0.7%
Gains on the sale of company-operated restaurants	(2.8)%	(0.2)%	(1.3)%	(2.5)%
Earnings from operations	7.4%	2.8%	5.3%	5.9%
Income tax rate (2)	34.1%	32.8%	34.2%	34.8%
____________________________

(1)	As a percentage of the related sales and/or revenues.

(2)	As a percentage of earnings before income taxes.
The following table presents Jack in the Box and Qdoba company restaurant sales, costs and costs as a percentage of the related sales. Percentages may not add due to rounding.

SUPPLEMENTAL COMPANY-OPERATED RESTAURANTS STATEMENTS OF EARNINGS DATA
(dollars in thousands)

	Quarter				Year-to-Date
	April 15, 2012		April 17, 2011		April 15, 2012		April 17, 2011
Jack in the Box:
Company restaurant sales	$227,828		$276,981		$522,181		$664,056
Company restaurant costs:
Food and packaging	76,508	33.6%	94,493	34.1%	178,098	34.1%	222,303	33.5%
Payroll and employee benefits	67,819	29.8%	85,309	30.8%	155,389	29.8%	205,397	30.9%
Occupancy and other	48,209	21.2%	63,205	22.8%	112,499	21.5%	152,935	23.0%
Total company restaurant costs	$192,536	84.5%	$243,007	87.7%	$445,986	85.4%	$580,635	87.4%
Qdoba:
Company restaurant sales	$62,975		$44,261		$132,724		$94,096
Company restaurant costs:
Food and packaging	18,402	29.2%	12,782	28.9%	38,919	29.3%	26,827	28.5%
Payroll and employee benefits	17,438	27.7%	12,689	28.7%	37,680	28.4%	27,117	28.8%
Occupancy and other	17,284	27.4%	13,188	29.8%	37,936	28.6%	28,867	30.7%
Total company restaurant costs	$53,124	84.4%	$38,659	87.3%	$114,535	86.3%	$82,811	88.0%
The following table summarizes the year-to-date changes in the number of Jack in the Box and Qdoba company and franchise restaurants:

	April 15, 2012			April 17, 2011
	Company	Franchise	Total	Company	Franchise	Total
Jack in the Box:
Beginning of year	629	1,592	2,221	956	1,250	2,206
New	9	14	23	7	9	16
Refranchised	(37)	37	—	(114)	114	—
Closed	—	(2)	(2)	(1)	(1)	(2)
End of period	601	1,641	2,242	848	1,372	2,220
% of system	27%	73%	100%	38%	62%	100%
Qdoba:
Beginning of year	245	338	583	188	337	525
New	8	15	23	11	19	30
Acquired from franchisees	36	(36)	—	22	(22)	—
Closed	—	(1)	(1)	—	(6)	(6)
End of period	289	316	605	221	328	549
% of system	48%	52%	100%	40%	60%	100%
Consolidated:
Total system	890	1,957	2,847	1,069	1,700	2,769
% of system	31%	69%	100%	39%	61%	100%
Revenues
As we continue to execute our refranchising strategy, which includes the sale of restaurants to franchisees, we expect the number of Jack in the Box company-operated restaurants and the related sales to decrease while revenues from franchise restaurants increase. As such, company restaurant sales decreased $30.4 million, or 9.5%, in the quarter and $103.2 million, or 13.6%, year-to-date. This decrease is due primarily to a decrease in the average number of Jack in the Box company-operated restaurants, partially offset by an increase in the number of Qdoba company-operated restaurants and increases in per-store average sales (“PSA”) at our Jack in the Box and Qdoba company-operated restaurants.

The following table represents the approximate impact of these increases (decreases) on company restaurant sales (in thousands):

	Quarter	Year-to-Date
Reduction in the average number of Jack in the Box restaurants	$(83,500)	$(225,400)
Jack in the Box PSA sales increase	34,400	83,500
Increase in the average number of Qdoba restaurants	15,400	32,800
Qdoba PSA sales increase	3,300	5,900
Total decrease in company restaurant sales	$(30,400)	$(103,200)
Same-store sales at Jack in the Box company-operated restaurants increased 5.6% in the quarter and 5.5% year-to-date driven by a combination of price increases and transaction growth. Same-store sales at Qdoba company-operated restaurants increased 3.8% in the quarter and 3.7% year-to-date primarily driven by price increases. The following table summarizes the change in company-operated same-store sales:

	Quarter	Year-to-Date
Jack in the Box transactions	3.1%	3.0%
Jack in the Box average check (1)	2.5%	2.5%
Jack in the Box change in same-store sales	5.6%	5.5%
Qdoba change in same-store sales (2)	3.8%	3.7%
____________________________

(1)	Includes price increases of approximately 3.5% and 3.4% in the quarter and year-to-date, respectively.

(2)	Includes price increases of approximately 4.2% and 4.1% in the quarter and year-to-date, respectively.
Distribution sales to Jack in the Box and Qdoba franchisees grew $18.8 million in the quarter and $66.9 million year-to-date from a year ago. This growth primarily reflects an increase in the number of Jack in the Box franchise restaurants that purchase ingredients and supplies from our distribution centers, which contributed additional sales of approximately $19.5 million and $55.2 million, respectively. Increases in PSA volumes and higher commodity prices year-to-date also contributed to the increase in distribution sales. During the second quarter, Qdoba restaurants ceased using our distribution services. Distribution sales to Qdoba franchisees were not material to our results of operations for any period presented.
Franchise revenues increased $13.2 million, or 21.0%, in the quarter and $25.8 million, or 18.0%, year-to-date due primarily to an increase in the average number of Jack in the Box franchise restaurants, which contributed additional royalties and rents of approximately $10.9 million and $29.4 million, respectively. Year-to-date, this increase was partially offset by an increase in re-image contributions to franchisees, which are recorded as a reduction of franchise revenues, and a decrease in revenues from franchise fees and other driven primarily by a decline in the number of restaurants sold to franchisees. The following table reflects the detail of our franchise revenues in each period and other information we believe is useful in analyzing the change in franchise revenues (dollars in thousands):

	Quarter		Year-to-Date
	April 15, 2012	April 17, 2011	April 15, 2012	April 17, 2011
Royalties	$29,382	$25,120	$67,511	$56,345
Rents	44,427	36,643	104,094	82,726
Re-image contributions to franchisees	(827)	(1,435)	(6,535)	(2,715)
Franchise fees and other	2,699	2,203	4,430	7,296
Franchise revenues	$75,681	$62,531	$169,500	$143,652
% increase	21.0%		18.0%
Average number of franchise restaurants	1,929	1,690	1,933	1,648
% increase	14.1%		17.3%
Increase (decrease) in franchise-operated same-store sales:
Jack in the Box	3.6%	(0.3)%	3.1%	0.4%
Qdoba	2.2%	6.4%	3.2%	6.5%
Royalties as a percentage of estimated franchise restaurant sales:
Jack in the Box	5.3%	5.3%	5.2%	5.3%
Qdoba	5.0%	5.0%	5.0%	5.0%

Operating Costs and Expenses
Food and packaging costs decreased to 32.6% of company restaurant sales in the quarter and increased to 33.1% year-to-date compared with 33.4% and 32.9%, respectively, a year ago. In 2012, higher commodity costs were more than offset in the quarter and partially offset year-to-date by the benefit of selling price increases, favorable product mix and a greater proportion of Qdoba company restaurants. Commodity costs increased as follows compared with the prior year:

	Quarter	Year-to-Date
Jack in the Box	1.8%	4.7%
Qdoba	6.7%	10.2%
Commodity cost increases were driven by higher costs for most commodities other than produce and poultry. We expect overall commodity costs for fiscal 2012 to increase approximately 3%-4%. Beef represents the largest portion, or approximately 21%, of the Company’s overall commodity spend, and we typically do not enter into fixed price contracts for our beef needs. For the full year, we currently expect beef costs to increase approximately 5%-6%, and most other major commodities to be higher in 2012 compared with last year.
Payroll and employee benefit costs decreased to 29.3% of company restaurant sales in the quarter and 29.5% year-to-date, compared to 30.5% and 30.7%, respectively, in 2011, reflecting the leverage from same-store sales increases and the benefits of refranchising. These decreases were offset in part by higher levels of incentive compensation.
Occupancy and other costs decreased to 22.5% of company restaurant sales in the quarter and 23.0% year-to-date compared with 23.8% and 24.0%, respectively, last year. The lower percentage in 2012 is due primarily to the leverage from same-store sales increases, the benefits of refranchising, and lower repair and maintenance costs. These benefits were partially offset by higher fees associated with debit card transactions, PSA depreciation expense related to the Jack in the Box re-image program and PSA rent expense resulting from a greater proportion of company-operated Qdoba restaurants compared with last year.
Distribution costs increased $18.3 million in the quarter and $65.8 million year-to-date, primarily reflecting an increase in the related sales. The 2012 supply chain agreement provides that any profits or losses related to our distribution operations are shared by all company and franchise restaurants who utilize our distribution services.
Franchise costs, principally rents and depreciation on properties we lease to Jack in the Box franchisees, increased $6.7 million to 50.2% of the related revenues in the quarter and $18.2 million to 51.8% year-to-date, from 50.1% and 48.5%, respectively, a year ago. The increase as a percent of revenues is primarily due to higher rent and depreciation expense resulting from an increase in the percentage of locations that we lease to franchisees. Year-to-date, an increase in re-image contributions to franchisees and lower franchise fee revenue also contributed to the percent of revenues increase.
The following table presents the change in selling, general and administrative (“SG&A”) expenses compared with the prior year (in thousands):

	Increase / (Decrease)
	Quarter	Year-to-Date
Advertising	$(2,533)	$(7,685)
Refranchising strategy	(1,216)	(2,376)
Incentive compensation	1,869	1,690
Cash surrender value of COLI policies, net	163	81
Pension and postretirement benefits	657	1,532
Pre-opening costs	398	1,149
Qdoba general and administrative	1,200	2,075
Other	1,340	4,244
	$1,878	$710
Our refranchising strategy has resulted in a decrease in the number of Jack in the Box company-operated restaurants and the related overhead expenses to manage and support those restaurants, including advertising costs, which are primarily contributions to our marketing fund determined as a percentage of restaurant sales. The higher levels of incentive compensation reflect an improvement in the Company's results compared with performance goals. The cash surrender value of our company-owned life insurance (“COLI”) policies, net of changes in our non-qualified deferred compensation obligation supported by these policies, are subject to market fluctuations. The changes in market values had a positive impact of $1.1 million in the quarter and $4.3 million year to date compared to $1.3 million and $4.4 million, respectively, a year ago. The increase in pension and postretirement benefits expense principally relates to a decrease in the discount rate as compared with a year ago. The increase in pre-opening costs primarily relates to higher expenses associated with restaurant openings in new Jack in the Box markets. Qdoba general and administrative costs increased primarily due to higher overhead to support our growing number of company-operated restaurants.
Impairment and other charges, net is comprised of the following (in thousands):

	Quarter		Year-to-Date
	April 15, 2012	April 17, 2011	April 15, 2012	April 17, 2011
Impairment charges	$910	$878	$2,109	$1,167
Losses on the disposition of property and equipment, net	1,775	2,628	2,858	5,424
Costs of closed restaurants (primarily lease obligations) and other	864	988	2,933	1,499
Restructuring costs	1,525	—	1,525	—
	$5,074	$4,494	$9,425	$8,090
Impairment and other charges, net increased $0.6 million in the quarter and $1.3 million year-to-date compared to a year ago. These increases include severance costs of $1.5 million recorded in the second quarter of fiscal 2012 related to our restructuring activities. The year-to-date increase also includes higher costs associated with restaurants and facilities we have closed or plan to close and impairment charges related to under-performing Jack in the Box restaurants. These increases were partially offset by a decrease in costs in both periods related to our re-image and new logo program which was substantially completed during the first quarter of fiscal 2012.
Gains on the sale of company-operated restaurants to franchisees, net are detailed in the following table (dollars in thousands):

	Quarter		Year-to-Date
	April 15, 2012	April 17, 2011	April 15, 2012	April 17, 2011
Number of restaurants sold to franchisees	37	26	37	114
Gains on the sale of company-operated restaurants	$14,078	$878	$15,200	$28,750
Average gain on restaurants sold	$380	$34	$411	$252
In 2012, gains on the sale of company-operated restaurants include additional gains of $0.9 million in the quarter and $2.1 million year-to-date recognized upon the extension of the underlying franchise and lease agreements related to restaurants sold in a prior year. The lower average gains in the prior year relate to the sale of a market with lower than average sales volumes and cash flows in the second quarter.
Interest Expense, Net
Interest expense, net is comprised of the following (in thousands):

	Quarter		Year-to-Date
	April 15, 2012	April 17, 2011	April 15, 2012	April 17, 2011
Interest expense	$5,152	$4,204	$11,756	$9,151
Interest income	(618)	(259)	(1,165)	(595)
Interest expense, net	$4,534	$3,945	$10,591	$8,556
Interest expense, net increased $0.6 million in the quarter and $2.0 million year-to-date compared with a year ago primarily due to higher average borrowings.
Income Taxes
The tax rate in 2012 was 34.1% in the quarter and 34.2% year-to-date, compared with 32.8% and 34.8%, respectively, in the prior year. The changes in rates were impacted by the market performance of insurance investment products used to fund certain non-qualified retirement plans and estimated earnings. Changes in the cash value of the insurance products are not included in taxable income. We expect the fiscal year tax rate to be 35%-36%. The annual tax rate cannot be determined until the end of the fiscal year; therefore, the actual rate could differ from our current estimates.

Net Earnings
Net earnings were $21.6 million, or $0.48 per diluted share, in the quarter compared with $6.8 million, or $0.13 per diluted share, a year ago. Year-to-date net earnings were $33.6 million, or $0.75 per diluted share, compared with $39.2 million or $0.75 per diluted share, a year ago.
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
Cash Flows
The table below summarizes our cash flows from operating, investing and financing activities (in thousands):

	Year-to-Date
	April 15, 2012	April 17, 2011
Total cash provided by (used in):
Operating activities	$69,588	$81,844
Investing activities	(64,592)	(26,905)
Financing activities	(5,112)	(50,834)
Net increase (decrease) in cash and cash equivalents	$(116)	$4,105
Operating Activities. Operating cash flows decreased $12.3 million compared with a year ago due primarily to increases in payments as follows: $9.5 million related to fluctuations in the timing of October rent payments; $4.3 million for bonuses; $4.1 million in pension contributions; and $4.0 million for interest expense. The impact of these higher payments were partially offset by an $8.4 million increase in net income adjusted for non-cash items.
Investing Activities. Cash used in investing activities increased $37.7 million compared with a year ago due primarily to decreases in (1) proceeds from the sale of restaurants to franchisees, (2) proceeds from the sale and leaseback of restaurant properties and (3) collections of notes receivable related to prior years’ refranchising activities, as well as an increase in cash used to acquire Qdoba franchise-operated restaurants. The impact of these decreases in cash flows were partially offset by a decrease in capital expenditures.

Capital Expenditures — The composition of capital expenditures in each period follows (in thousands):

	Year-to-Date
	April 15, 2012	April 17, 2011
Jack in the Box:
New restaurants	$7,527	$3,905
Restaurant facility improvements	16,748	51,734
Other, including corporate	7,408	5,868
Qdoba	8,926	12,622
Total capital expenditures	$40,609	$74,129
Our capital expenditure program includes, among other things, investments in new locations, restaurant remodeling, new equipment and information technology enhancements. Capital expenditures decreased compared to a year ago due primarily to a decrease in spending related to our Jack in the Box restaurant re-image and new logo program. We expect fiscal 2012 capital expenditures to be approximately $85-$95 million. We plan to open approximately 15 Jack in the Box and 25-30 Qdoba company-operated restaurants in 2012.
Sale of Company-Operated Restaurants — The following table details proceeds received in connection with our refranchising activities in each period (dollars in thousands):

	Year-to-Date
	April 15, 2012	April 17, 2011
Number of restaurants sold to franchisees	37	114

Total proceeds	$21,964	$49,588
Average proceeds	$594	$435
We expect total proceeds of $40-$50 million from the sale of 80-120 Jack in the Box restaurants in 2012. In certain instances, we may provide financing to facilitate the closing of certain transactions. As of April 15, 2012, notes receivable related to prior year refranchisings were $6.3 million.
Assets Held for Sale and Leaseback — We use sale and leaseback financing to lower the initial cash investment in our Jack in the Box restaurants to the cost of the equipment, whenever possible. The following table summarizes the cash flow activity related to sale and leaseback transactions in each period (dollars in thousands):

	Year-to-Date
	April 15, 2012	April 17, 2011
Number of restaurants sold and leased back	5	12

Proceeds from sale of assets	$9,312	$21,811
Spending to acquire/purchase assets	(22,000)	(15,142)
Net cash flows related to assets held for sale and leaseback	$(12,688)	$6,669
As of April 15, 2012, we had investments of $62.5 million in approximately 44 operating or under construction restaurant properties that we expect to sell and leaseback during the next 12 months.
Acquisition of Franchise-Operated Restaurants — During 2012, we acquired Qdoba franchise restaurants in select markets where we believe there is continued opportunity for restaurant development. The following table details franchise-operated restaurant acquisition activity (dollars in thousands):

	Year-to-Date
	April 15, 2012	April 17, 2011
Number of restaurants acquired from franchisees	36	22
Cash used to acquire franchise-operated restaurants	$39,195	$21,477
The purchase prices were primarily allocated to property and equipment, goodwill and reacquired franchise rights. For additional information, refer to Note 2, Summary of Refranchisings, Franchise Development and Acquisitions.

Financing Activities. Cash flows used in financing activities decreased $45.7 million compared with a year ago primarily attributable to a decrease in cash used to repurchase shares of our common stock, partially offset by a decrease in borrowings under our credit facility.
Credit Facility — Our credit facility is comprised of (i) a $400.0 million revolving credit facility and (ii) a $200.0 million term loan maturing on June 29, 2015, both bearing interest at London Interbank Offered Rate (“LIBOR”) plus 2.75%, as of April 15, 2012. As part of the credit agreement, we may also request the issuance of up to $75.0 million in letters of credit, the outstanding amount of which reduces the net borrowing capacity under the agreement. The credit facility requires the payment of an annual commitment fee based on the unused portion of the credit facility. The credit facility’s interest rates and the annual commitment rate are based on a financial leverage ratio, as defined in the credit agreement. We may make voluntary prepayments of the loans under the revolving credit facility and term loan at any time without premium or penalty. Specific events, such as asset sales, certain issuances of debt, and insurance and condemnation recoveries, may trigger a mandatory prepayment.
We are subject to a number of customary covenants under our credit facility, including limitations on additional borrowings, acquisitions, loans to franchisees, capital expenditures, lease commitments, stock repurchases, dividend payments and requirements to maintain certain financial ratios. We were in compliance with all covenants as of April 15, 2012. Effective February 16, 2012, to provide additional financial flexibility due to the timing of refranchising transactions and the $33.0 million acquisition of Qdoba franchised restaurants completed in the second quarter of fiscal 2012, we amended our credit facility to temporarily increase the maximum financial leverage ratio to 2.50 to 1.00 from 2.25 to 1.00 through the third quarter of fiscal 2012.
At April 15, 2012, we had $175.0 million outstanding under the term loan, borrowings under the revolving credit facility of $300.0 million and letters of credit outstanding of $38.9 million.
FFE Credit Facility — FFE entered into an $80.0 million Senior Secured Revolving Securitization Facility (“FFE Facility”) with a third party to assist in funding our franchisee lending program. The FFE Facility is a revolving loan and security agreement bearing a variable interest rate. The revolving period has been extended and is set to expire in June 2012. As of April 15, 2012, FFE had borrowings outstanding of $0.9 million against this facility.
Interest Rate Swaps — To reduce our exposure to rising interest rates under our credit facility, we consider interest rate swaps. In August 2010, we entered into two forward-looking swaps that effectively convert $100.0 million of our variable rate term loan to a fixed-rate basis from September 2011 through September 2014. Based on the term loan’s applicable margin of 2.75% as of April 15, 2012, these agreements would have an average pay rate of 1.54%, yielding an “all-in” fixed rate of 4.29%. For additional information related to our interest rate swaps, refer to Note 4, Derivative Instruments, of the notes to the condensed consolidated financial statements.
Repurchases of Common Stock — In May 2011, the Board of Directors approved a program to repurchase up to $100.0 million in shares of our common stock expiring November 2012. During the first quarter, we repurchased approximately 0.3 million shares at an aggregate cost of $6.4 million, completing the May 2011 authorization. In November 2011, the Board of Directors approved a new program to repurchase $100.0 million in shares of our common stock expiring November 2013. As of the end of the second quarter, $100.0 million remains available under this authorization.
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
NEW ACCOUNTING PRONOUNCEMENTS
In June 2011, the FASB issued ASU 2011-05, Presentation of Comprehensive Income, which was issued to enhance comparability between entities that report under U.S. GAAP and IFRS, and to provide a more consistent method of presenting non-owner transactions that affect an entity’s equity. ASU 2011-05 eliminates the option to report other comprehensive income and its components in the statement of changes in stockholders’ equity and requires an entity to present the total of comprehensive income, the components of net income and the components of other comprehensive income either in a single continuous statement or in two separate but consecutive statements. This pronouncement is effective for fiscal years, and interim periods within those years, beginning after December 15, 2011. Early adoption of the new guidance is permitted, and full retrospective application is required. This pronouncement is not expected to have a material impact on our consolidated financial statements upon adoption.
Other accounting standards that have been issued by the FASB or other standards-setting bodies that do not require adoption until a future date are not expected to have a material impact on our consolidated financial statements upon adoption.
CAUTIONARY STATEMENTS REGARDING FORWARD-LOOKING STATEMENTS
This report contains forward-looking statements within the meaning of the federal securities laws. Any statements contained herein that are not historical facts may be deemed to be forward-looking statements. Forward-looking statements may be identified by words such as “anticipate,” “assume,” “believe,” “estimate,” “expect,” “forecast,” “goals,” “guidance,” “intend,” “plan,” “project,” “may,” “will,” “would” and similar expressions. These statements are based on management’s current expectations, estimates, forecasts and projections about our business and the industry in which we operate. These estimates and assumptions involve known and unknown risks, uncertainties, and other factors that are in some cases beyond our control. Factors that may cause our actual results to differ materially from any forward-looking statements include, but are not limited to, the important factors described in the “Discussion of Critical Accounting Estimates,” and in other sections in this Form 10-Q and in our most recent Annual Report on Form 10-K and other Securities and Exchange Commission filings, including:

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

•
Our profitability depends in part on our ability to anticipate and react to changes in food costs and availability, fuel costs and other supply and distribution costs. As discussed in our MD&A under the caption “Operating Costs and Expenses,” commodity costs have increased significantly in the past year. While prices appear to be moderating, the risks of increased costs and continued volatility remain, which factors could negatively impact our margins as well as franchisee margins.

•
Multi-unit food service businesses such as ours can be materially and adversely affected by widespread negative publicity of any type, particularly regarding food quality or public health issues. Negative publicity regarding our brands or the restaurant industry in general could cause a decline in system restaurant sales and could have a material adverse effect on our financial condition and results of operations.

•	Food service businesses such as ours are subject to the risk that shortages or interruptions in supply could adversely affect the availability, quality and cost of ingredients.

•	Our business can be materially and adversely affected by severe weather conditions, which can result in lost restaurant sales and increased costs.

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

•
We may not be able to achieve or maintain the ownership mix of franchisee to company-operated restaurants that we desire. Additionally, our ability to reduce operating costs through increased franchise ownership is subject to risks and uncertainties.

•
We cannot assure that franchisees and developers planning the opening of franchisee restaurants will have the ability or resources to open restaurants or be effective operators, remain aligned with our operations, promotional and capital-intensive initiatives, or successfully operate restaurants in a manner consistent with our standards. In addition, a franchisee's unrelated business obligations could adversely affect a franchisee’s ability to make timely payments to us or adhere to our standards and project an image consistent with our brands.

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

ITEM 3.        QUANITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Our primary exposure to risks relating to financial instruments is changes in interest rates. Our credit facility, which is comprised of a revolving credit facility and a term loan, bears interest at an annual rate equal to the prime rate or LIBOR plus an applicable margin based on a financial leverage ratio. As of April 15, 2012, the applicable margin for the LIBOR-based revolving loans and term loan was set at 2.75%.
We use interest rate swap agreements to reduce exposure to interest rate fluctuations. In August 2010, we entered into two interest rate swap agreements that will effectively convert $100.0 million of our variable rate term loan borrowings to a fixed-rate basis beginning September 2011 through September 2014. Based on the term loan’s applicable margin of 2.75% as of April 15, 2012, these agreements would have an average pay rate of 1.54%, yielding an “all-in” fixed rate of 4.29%.
A hypothetical 100 basis point increase in short-term interest rates, based on the outstanding balance of our revolving credit facility and term loan at April 15, 2012, would result in an estimated increase of $3.8 million in annual interest expense.
We are also exposed to the impact of commodity and utility price fluctuations related to unpredictable factors such as weather and various other market conditions outside our control. Our ability to recover increased costs through higher prices is limited by the competitive environment in which we operate. From time to time, we enter into futures and option contracts to manage these fluctuations. At April 15, 2012, we had no such contracts in place.

ITEM 4.        CONTROLS AND PROCEDURES
Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures
Based on an evaluation of the Company’s disclosure controls and procedures (as defined in Rules 13a - 15 and 15d - 15 of the Securities Exchange Act of 1934, as amended), as of the end of the Company’s quarter ended April 15, 2012, the Company’s Chief Executive Officer and Chief Financial Officer (its principal executive officer and principal financial officer, respectively) have concluded that the Company’s disclosure controls and procedures were effective.
Changes in Internal Control Over Financial Reporting
There have been no changes in the Company’s internal control over financial reporting that occurred during the Company’s fiscal quarter ended April 15, 2012 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION
There is no information required to be reported for any items under Part II, except as follows:

ITEM 1.        LEGAL PROCEEDINGS
The Company is subject to normal and routine litigation brought by former, current or prospective employees, customers, franchisees, vendors, landlords, shareholders or others. The Company assesses contingencies to determine the degree of probability and range of possible loss for potential accrual in its financial statements. An estimated loss contingency is accrued in the financial statements if it is probable that a liability has been incurred and the amount of the loss can be reasonably estimated. Because litigation is inherently unpredictable, assessing contingencies is highly subjective and requires judgments about future events. The Company regularly reviews contingencies to determine the adequacy of the accruals and related disclosures. The ultimate amount of loss may differ from these estimates. Although the Company currently believes that the ultimate outcome of these matters will not have a material adverse effect on the results of operations, liquidity or financial position of the Company, it is possible that the results of operations, liquidity, or financial position of the Company could be materially affected in any particular future reporting period by the unfavorable resolution of one or more of these matters or contingencies.

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

ITEM 5.          OTHER INFORMATION
Item 5.02(e) Departure of Directors or Certain Officers; Election of Directors; Appointment of Certain Officers: Compensatory Arrangements of Certain Officers
The Compensation Committee (the “Committee”) of the Company’s Board of Directors has approved an amendment to the Company’s form of Revised Compensation and Benefits Assurance Agreement (the “Amended CIC Agreement”).  The Committee had previously approved the Revised Compensation and Benefits Assurance Agreement in November 2009 (the “Prior CIC Agreement”), and had authorized the Company to enter into the Prior CIC Agreement with three of its executive officers, including Leonard A. Comma, President and Chief Operating Officer; Philip H. Rudolph, Executive Vice President, General Counsel and Secretary; and Mark H. Blankenship, Senior Vice President and Chief Administrative Officer.  In connection with approving the form of Amended CIC Agreement, the Committee has authorized the Company to enter into the Amended CIC Agreement with Messrs. Comma, Rudolph and Blankenship, effective as of May 15, 2012.
Similar to the Prior CIC Agreement, the Amended CIC Agreement provides for compensation to the executive in the form of a lump sum payment and other benefits in the event of a qualifying termination of the executive within 24 months of the effective date of a “change in control” of the Company, as that term is defined in the agreement. The Amended CIC Agreement has a term of two years, which automatically renews for an additional two years unless either party to the agreement gives notice of an intent not to renew the agreement.
The Prior CIC Agreement provided that any payments to the executive that constituted “parachute payments” within the meaning of Section 280G of the Internal Revenue Code (the “Code”) would be aggregated and reduced, if necessary, to the maximum amount of payments that could be paid to executive without giving rise to excise tax payments under Section 4999 of the Code (the “Excise Tax”).  Under the Amended CIC Agreement, the executive will automatically receive the greater of (i) the aggregate parachute payments reduced to the maximum amount that would not subject the executive to the Excise Tax or (ii) the aggregate parachute payments, with the executive paying the Excise Tax and such other applicable federal, state and local income and employment taxes.
This summary of the Amended CIC Agreement is qualified in its entirety by reference to the form of Amended CIC Agreement attached as Exhibit 10.2.1 to this report.

ITEM 6.    EXHIBITS

Number	Description	Form	Filed with SEC
3.1	Restated Certificate of Incorporation, as amended, dated September 21, 2007	10-K	11/20/2009
3.2	Amended and Restated Bylaws, dated April 9, 2012	8-K	4/10/2012
10.2.1 ~	Form of Revised Compensation and Benefits Assurance Agreement for certain officers	—	Filed herewith
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	—	Filed herewith
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	—	Filed herewith
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	—	Filed herewith
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	—	Filed herewith
101.INS*	XBRL Instance Document
101.SCH*	XBRL Taxonomy Extension Schema Document
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document
____________________________

~	Management contract or compensatory plan

*	In accordance with Regulation S-T, the XBRL-related information in Exhibit 101 to this Quarterly Report on Form 10-Q shall be deemed to be “furnished” and not “filed.”

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

JACK IN THE BOX INC.

By:	/S/ JERRY P. REBEL
Jerry P. Rebel
Executive Vice President and Chief Financial Officer (principal financial officer) (Duly Authorized Signatory)
Date: May 17, 2012