Form 10-Q
period 2012-07-08
JACK IN THE BOX INC /NEW/
filed 2012-08-10
CIK 807882

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
 ____________________________________________________
FORM 10-Q
 ____________________________________________________
QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended July 8, 2012
Commission File Number: 1-9390
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
Yes  ☐    No  ☑
As of the close of business August 3, 2012, 44,579,115 shares of the registrant’s common stock were outstanding.

JACK IN THE BOX INC. AND SUBSIDIARIES

PART I. FINANCIAL INFORMATION

ITEM 1.        CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JACK IN THE BOX INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Dollars in thousands, except per share data)
(Unaudited)

	July 8, 2012	October 2, 2011
ASSETS
Current assets:
Cash and cash equivalents	$10,815	$11,424
Accounts and other receivables, net	84,899	86,213
Inventories	36,997	38,931
Prepaid expenses	32,175	18,737
Deferred income taxes	44,166	45,520
Assets held for sale and leaseback	62,400	51,793
Other current assets	517	1,793
Total current assets	271,969	254,411
Property and equipment, at cost	1,532,655	1,518,799
Less accumulated depreciation and amortization	(707,105)	(663,373)
Property and equipment, net	825,550	855,426
Goodwill	140,470	105,872
Other assets, net	241,099	216,613
	$1,479,088	$1,432,322
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current maturities of long-term debt	$21,400	$21,148
Accounts payable	67,541	94,348
Accrued liabilities	176,766	167,487
Total current liabilities	265,707	282,983
Long-term debt, net of current maturities	430,441	447,350
Other long-term liabilities	340,376	290,723
Deferred income taxes	5,310	5,310
Stockholders’ equity:
Preferred stock $0.01 par value, 15,000,000 shares authorized, none issued	—	—
Common stock $0.01 par value, 175,000,000 shares authorized, 75,600,656 and 74,992,487 issued, respectively	756	750
Capital in excess of par value	215,539	202,684
Retained earnings	1,108,194	1,063,020
Accumulated other comprehensive loss, net	(115,776)	(95,940)
Treasury stock, at cost, 31,072,631 and 30,746,099 shares, respectively	(771,459)	(764,558)
Total stockholders’ equity	437,254	405,956
	$1,479,088	$1,432,322
See accompanying notes to condensed consolidated financial statements.

JACK IN THE BOX INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS
(In thousands, except per share data)
(Unaudited)

	Quarter		Year-to-Date
	July 8, 2012	July 10, 2011	July 8, 2012	July 10, 2011
Revenues:
Company restaurant sales	$285,376	$326,033	$940,281	$1,084,182
Distribution sales	138,839	125,704	473,779	393,753
Franchise revenues	77,605	67,542	247,105	211,194
	501,820	519,279	1,661,165	1,689,129
Operating costs and expenses, net:
Company restaurant costs:
Food and packaging	92,155	110,596	309,172	359,725
Payroll and employee benefits	81,806	96,723	274,875	329,235
Occupancy and other	64,316	78,100	214,751	259,896
Total company restaurant costs	238,277	285,419	798,798	948,856
Distribution costs	138,839	126,063	473,779	395,242
Franchise costs	38,604	31,589	126,459	101,268
Selling, general and administrative expenses	52,566	51,344	172,780	170,854
Impairment and other charges, net	15,181	2,101	24,606	10,191
Gains on the sale of company-operated restaurants	(3,733)	(10,190)	(18,933)	(38,940)
	479,734	486,326	1,577,489	1,587,471
Earnings from operations	22,086	32,953	83,676	101,658
Interest expense, net	4,371	4,016	14,962	12,573
Earnings before income taxes	17,715	28,937	68,714	89,085
Income taxes	6,123	10,192	23,540	31,138
Net earnings	$11,592	$18,745	$45,174	$57,947
Net earnings per share:
Basic	$0.26	$0.39	$1.03	$1.15
Diluted	$0.26	$0.38	$1.01	$1.13
Weighted-average shares outstanding:
Basic	44,156	48,498	43,975	50,435
Diluted	45,153	49,252	44,892	51,225
See accompanying notes to condensed consolidated financial statements.

JACK IN THE BOX INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in thousands)
(Unaudited)

	Year-to-Date
	July 8, 2012	July 10, 2011
Cash flows from operating activities:
Net earnings	$45,174	$57,947
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	74,210	74,342
Deferred finance cost amortization	2,068	1,954
Deferred income taxes	(2,314)	(7,771)
Share-based compensation expense	5,001	6,755
Pension and postretirement expense	26,853	18,343
Gains on cash surrender value of company-owned life insurance	(8,781)	(8,287)
Gains on the sale of company-operated restaurants	(18,933)	(38,940)
Gains on the acquisition of franchised-operated restaurants	—	(426)
Losses on the disposition of property and equipment, net	3,762	6,084
Impairment charges	2,765	1,684
Changes in assets and liabilities, excluding acquisitions and dispositions:
Accounts and other receivables	(2,891)	(14,198)
Inventories	1,934	(754)
Prepaid expenses and other current assets	(12,346)	2,453
Accounts payable	(5,395)	(3,071)
Accrued liabilities	13,210	4,950
Pension and postretirement contributions	(9,998)	(3,522)
Other	(2,737)	(5,527)
Cash flows provided by operating activities	111,582	92,016
Cash flows from investing activities:
Purchases of property and equipment	(56,205)	(99,485)
Purchases of assets held for sale and leaseback	(31,565)	(17,442)
Proceeds from the sale of assets held for sale and leaseback	18,457	25,753
Proceeds from the sale of company-operated restaurants	29,253	76,915
Collections on notes receivable	10,198	20,014
Disbursements for loans to franchisees	(3,976)	(7,582)
Acquisitions of franchise-operated restaurants	(48,262)	(22,077)
Other	315	2,170
Cash flows used in investing activities	(81,785)	(21,734)
Cash flows from financing activities:
Borrowings on revolving credit facility	444,380	543,000
Repayments of borrowings on revolving credit facility	(445,104)	(453,000)
Principal repayments on debt	(15,933)	(8,549)
Debt issuance costs	(741)	(989)
Proceeds from issuance of common stock	7,096	4,260
Repurchases of common stock	(6,901)	(138,050)
Excess tax benefits from share-based compensation arrangements	525	883
Change in book overdraft	(13,728)	(16,418)
Cash flows used in financing activities	(30,406)	(68,863)
Net increase (decrease) in cash and cash equivalents	(609)	1,419
Cash and cash equivalents at beginning of period	11,424	10,607
Cash and cash equivalents at end of period	$10,815	$12,026
See accompanying notes to condensed consolidated financial statements.

JACK IN THE BOX INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1.	BASIS OF PRESENTATION
Nature of operations — Founded in 1951, Jack in the Box Inc. (the “Company”) operates and franchises Jack in the Box® quick-service restaurants and Qdoba Mexican Grill® (“Qdoba”) fast-casual restaurants in 44 states. The following table summarizes the number of restaurants as of the end of each period:

	July 8, 2012	July 10, 2011
Jack in the Box:
Company-operated	586	735
Franchise	1,661	1,485
Total system	2,247	2,220
Qdoba:
Company-operated	304	229
Franchise	310	335
Total system	614	564
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
Fiscal year — Our fiscal year is 52 or 53 weeks ending the Sunday closest to September 30. Fiscal years 2012 and 2011 include 52 weeks. Our first quarter includes 16 weeks and all other quarters include 12 weeks. All comparisons between 2012 and 2011 refer to the 12-weeks (“quarter”) and 40-weeks (“year-to-date”) ended July 8, 2012 and July 10, 2011, respectively, unless otherwise indicated.
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
Refranchisings and franchise development — The following is a summary of the number of Jack in the Box restaurants sold to franchisees, the number of restaurants developed by franchisees and the related gains and fees recognized (dollars in thousands):

	Quarter		Year-to-Date
	July 8, 2012	July 10, 2011	July 8, 2012	July 10, 2011
Restaurants sold to franchisees	18	112	55	226
New restaurants opened by franchisees	7	12	36	40

Initial franchise fees	$933	$5,130	$3,423	$11,009

Proceeds from the sale of company-operated restaurants (1)	$7,289	$27,327	$29,253	$76,915
Net assets sold (primarily property and equipment)	(2,586)	(16,372)	(8,419)	(36,244)
Goodwill related to the sale of company-operated restaurants	(199)	(556)	(851)	(1,522)
Other	(771)	(209)	(1,050)	(209)
Gains on the sale of company-operated restaurants	$3,733	$10,190	$18,933	$38,940
____________________________

(1)
Amounts in 2012 include additional proceeds of $0.2 million in the quarter and $2.3 million year-to-date recognized upon the extension of the underlying franchise and lease agreements related to restaurants sold in a prior year.

Franchise acquisitions — During fiscal 2012 and 2011, we acquired Qdoba franchise restaurants in select markets where we believe there is continued opportunity for restaurant development. We account for the acquisition of franchised restaurants using the acquisition method of accounting for business combinations. The purchase price allocations were based on fair value estimates determined using significant unobservable inputs (Level 3). The goodwill recorded primarily relates to the sales growth potential of the markets acquired. The following table provides detail of the combined allocations in each period (dollars in thousands):

	Year-to-Date
	July 8, 2012	July 10, 2011
Restaurants acquired from franchisees	45	24
Property and equipment	$12,330	$4,858
Reacquired franchise rights	604	280
Liabilities assumed	(121)	(74)
Goodwill	35,449	17,439
Gain on the acquisition of franchise-operated restaurants	—	(426)
Total consideration	$48,262	$22,077

3.	FAIR VALUE MEASUREMENTS
Financial assets and liabilities — The following table presents the financial assets and liabilities measured at fair value on a recurring basis at the end of each period (in thousands):

	Total	Quoted Prices in Active Markets for Identical Assets (Level 1) (3)	Significant Other Observable Inputs (Level 2) (3)	Significant Unobservable Inputs (Level 3)
Fair value measurements as of July 8, 2012:
Interest rate swaps (Note 4) (1)	$(2,564)	$—	$(2,564)	$—
Non-qualified deferred compensation plans (2)	(38,151)	(38,151)	—	—
Total liabilities at fair value	$(40,715)	$(38,151)	$(2,564)	$—
Fair value measurements as of October 2, 2011:
Interest rate swaps (Note 4) (1)	$(2,682)	$—	$(2,682)	$—
Non-qualified deferred compensation plan (2)	(34,288)	(34,288)	—	—
Total liabilities at fair value	$(36,970)	$(34,288)	$(2,682)	$—

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
The fair values of the Company’s debt instruments are based on the amount of future cash flows associated with each instrument discounted using the Company’s borrowing rate. At July 8, 2012, the carrying value of all financial instruments was not materially different from fair value, as the interest rates on variable rate debt approximated rates currently available to the Company. The estimated fair values of our capital lease obligations approximated their carrying values as of July 8, 2012.
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
In connection with our property and equipment impairment reviews during the 40-weeks ended July 8, 2012, eight Jack in the Box restaurants determined to be underperforming or which we intend to close having a carrying amount of $2.7 million were written down to their implied fair value of $0.5 million, resulting in an impairment charge of $2.2 million. To determine fair value, we used the income approach, which assumes that the future cash flows reflect current market expectations. The future cash flows are generally based on the assumption that the highest and best use of the asset is to sell the store to a franchisee (market participant). These fair value measurements require significant judgment using Level 3 inputs, such as discounted cash flows, which are not observable from the market, directly or indirectly. Refer to Note 5, Impairment, Disposition of Property and Equipment, Restaurant Closing Costs and Restructuring, for additional information regarding impairment charges.

4.	DERIVATIVE INSTRUMENTS
Objectives and strategies — We are exposed to interest rate volatility with regard to our variable rate debt. To reduce our exposure to rising interest rates, in August 2010, we entered into two interest rate swap agreements that effectively convert $100.0 million of our variable rate term loan borrowings to a fixed-rate basis from September 2011 through September 2014.
Financial position — The following derivative instruments were outstanding as of the end of each period (in thousands):

	July 8, 2012		October 2, 2011
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Derivatives designated as hedging instruments:
Interest rate swaps (Note 3)	Accrued liabilities	$(2,564)	Accrued liabilities	$(2,682)
Total derivatives		$(2,564)		$(2,682)
Financial performance — The following is a summary of the accumulated other comprehensive income (“OCI”) gain or loss activity related to our interest rate swap derivative instruments (in thousands):

	Location of Loss in Income	Quarter		Year-to-Date
		July 8, 2012	July 10, 2011	July 8, 2012	July 10, 2011
Loss recognized in OCI (Note 9)	N/A	$(264)	$(1,936)	$(883)	$(746)
Loss reclassified from accumulated OCI into income (Note 9)	Interest expense, net	$304	$—	$1,001	$—
Amounts reclassified from accumulated OCI into interest expense represent payments made to the counterparty for the effective portions of the interest rate swaps. During the periods presented, our interest rate swaps had no hedge ineffectiveness.

5.	IMPAIRMENT, DISPOSITION OF PROPERTY AND EQUIPMENT, RESTAURANT CLOSING COSTS AND RESTRUCTURING
Impairment and other charges, net in the accompanying condensed consolidated statements of earnings is comprised of the following (in thousands):

	Quarter		Year-to-Date
	July 8, 2012	July 10, 2011	July 8, 2012	July 10, 2011
Impairment charges	$656	$517	$2,765	$1,684
Losses on the disposition of property and equipment, net	904	660	3,762	6,084
Costs of closed restaurants (primarily lease obligations) and other	2,337	924	5,270	2,423
Restructuring costs	11,284	—	12,809	—
	$15,181	$2,101	$24,606	$10,191
Impairment — When events and circumstances indicate that our long-lived assets might be impaired and their carrying amount is greater than the undiscounted cash flows we expect to generate from such assets, we recognize an impairment loss as the amount by which the carrying value exceeds the fair value of the assets. We typically estimate fair value based on the estimated discounted cash flows of the related asset using marketplace participant assumptions. Impairment charges in 2012 primarily represent charges to write down the carrying value of five underperforming Jack in the Box restaurants and three Jack in the Box restaurants we intend to or have closed.
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

Restaurant closing costs consist of future lease commitments, net of anticipated sublease rentals and expected ancillary costs. Total accrued restaurant closing costs, included in accrued liabilities and other long-term liabilities, changed as follows (in thousands):

	Quarter		Year-to-Date
	July 8, 2012	July 10, 2011	July 8, 2012	July 10, 2011
Balance at beginning of period	$20,167	$22,163	$21,657	$25,020
Additions and adjustments	1,801	379	3,713	1,163
Cash payments	(1,649)	(1,661)	(5,051)	(5,302)
Balance at end of quarter	$20,319	$20,881	$20,319	$20,881
Additions and adjustments in all periods primarily relate to revisions to certain sublease and cost assumptions.
Restructuring costs — During fiscal 2012, we have been engaged in a comprehensive review of our organization structure, including evaluating opportunities for outsourcing, restructuring of certain functions and workforce reductions. As part of these cost-saving initiatives, we announced a voluntary early retirement program (“VERP”) to eligible employees and initiated workforce reductions. Restructuring costs consist primarily of pension and employee termination costs related to the VERP offered by the Company. The following is a summary of these costs in each period (in thousands):

	Quarter		Year-to-Date
	July 8, 2012	July 10, 2011	July 8, 2012	July 10, 2011
Enhanced pension benefits	$6,167	$—	$6,167	$—
Severance costs	3,972	—	5,497	—
Other	1,145	—	1,145	—
	$11,284	$—	$12,809	$—
Refer to Note 7, Retirement Plans, for further information regarding the costs associated with enhanced pension benefits. Total accrued severance costs related to our restructuring activities are included in accrued liabilities and changed as follows in each period (in thousands):

	Quarter		Year-to-Date
	July 8, 2012	July 10, 2011	July 8, 2012	July 10, 2011
Balance at beginning of period	$1,525	$—	$—	$—
Additions	3,972	—	5,497	—
Cash payments	(2,826)	—	(2,826)	—
Balance at end of quarter	$2,671	$—	$2,671	$—
As part of the ongoing review of our organization structure, we expect to incur additional charges related to this activity; however, we are unable to reasonably estimate the additional costs at this time.

6.	INCOME TAXES
The income tax provisions reflect year-to-date effective tax rates of 34.3% in 2012 and 35.0% in 2011. The final annual tax rate cannot be determined until the end of the fiscal year; therefore, the actual 2012 rate could differ from our current estimates.
At July 8, 2012, our gross unrecognized tax benefits associated with uncertain income tax positions were $0.9 million, which if recognized would favorably impact the effective income tax rate. The gross unrecognized tax benefits increased by $0.3 million from the end of fiscal year 2011 based on a preliminary assessment of a state income tax audit. It is reasonably possible that changes to the gross unrecognized tax benefits will be required within the next twelve months due to the possible settlement of state tax audits.
The major jurisdictions in which the Company files income tax returns include the United States and states in which we operate that impose an income tax. The federal statutes of limitations have not expired for fiscal years 2009 and forward. The statutes of limitations for California and Texas, which constitute the Company’s major state tax jurisdictions, have not expired for fiscal years 2001 and 2007, respectively, and forward. Generally, the statutes of limitations for the other state jurisdictions have not expired for fiscal years 2009 and forward.

7.	RETIREMENT PLANS
Defined benefit pension plans — We sponsor a defined benefit pension plan (our “Primary Plan”) covering substantially all full-time employees, which will no longer accrue benefits effective December 31, 2015 and was closed to new participants effective January 1, 2011. We also sponsor an unfunded supplemental executive retirement plan, which provides certain employees additional pension benefits and was closed to new participants effective January 1, 2007. Benefits under both plans are based on the employees’ years of service and compensation over defined periods of employment.
In April 2012, we announced a voluntary early retirement program to eligible employees. The offering period for participation in the VERP had ended as of July 8, 2012. As a result, we incurred a charge in the quarter and an increase to our pension benefit obligation (“PBO”) of $6.2 million for enhanced retirement benefits under our Primary Plan. Additionally, we were required to re-measure the liability for our Primary Plan as of June 30, 2012.  The discount rate and long-term rate of return on plan assets used for the June 30th  re-measurement were 4.78% and 7.25% compared to 5.60% and 7.75%, respectively, at the end of fiscal 2011.  In connection with the re-measurement, the PBO of our Primary Plan increased $42.4 million due to actuarial losses arising during the period with a corresponding increase to accumulated other comprehensive loss, net. Refer to Note 9, Stockholders’ Equity, for additional information.
Postretirement healthcare plans — We sponsor healthcare plans that provide postretirement medical benefits to certain employees who meet minimum age and service requirements. The plans are contributory, with retiree contributions adjusted annually, and contain other cost-sharing features such as deductibles and coinsurance.
Net periodic benefit cost — The components of net periodic benefit cost were as follows in each period (in thousands):

	Quarter		Year-to-Date
	July 8, 2012	July 10, 2011	July 8, 2012	July 10, 2011
Defined benefit pension plans:
Service cost	$2,229	$2,489	$7,304	$8,298
Interest cost	5,347	4,980	17,538	16,600
Expected return on plan assets	(4,743)	(4,785)	(15,504)	(15,948)
Actuarial loss	2,974	2,268	9,657	7,557
Amortization of unrecognized prior service cost	99	113	332	376
Net periodic benefit cost	$5,906	$5,065	$19,327	$16,883
Postretirement healthcare plans:
Service cost	$14	$19	$47	$61
Interest cost	374	366	1,244	1,220
Actuarial loss	21	46	69	155
Amortization of unrecognized prior service cost	—	7	—	24
Net periodic benefit cost	$409	$438	$1,360	$1,460
Future cash flows — Our policy is to fund our plans at or above the minimum required by law. As of the date of our last actuarial funding valuation, there was a $14.9 million minimum requirement that will be satisfied by September 15, 2013. Details regarding 2012 contributions are as follows (in thousands):

	Defined Benefit Pension Plans	Postretirement Healthcare Plans
Net year-to-date contributions	$11,148	$1,058
Remaining estimated net contributions during fiscal 2012	$6,000	$300
We will continue to evaluate contributions to our funded defined benefit pension plan based on changes in pension assets as a result of asset performance in the current market and economic environment.

8.	SHARE-BASED COMPENSATION
We offer share-based compensation plans to attract, retain and motivate key officers, employees and non-employee directors to work toward the financial success of the Company. In fiscal 2012, we granted the following share-based compensation awards:

Shares
Stock options	485,057
Performance-vested stock awards	234,258
Nonvested stock units	86,052
The components of share-based compensation expense recognized in each period are as follows (in thousands):

	Quarter		Year-to-Date
	July 8, 2012	July 10, 2011	July 8, 2012	July 10, 2011
Stock options	$788	$1,175	$2,763	$3,861
Performance-vested stock awards	222	270	724	1,479
Nonvested stock awards	134	139	449	465
Nonvested stock units	295	199	910	777
Deferred compensation for non-management directors	—	—	155	173
Total share-based compensation expense	$1,439	$1,783	$5,001	$6,755

9.    STOCKHOLDERS’ EQUITY
Repurchases of common stock — In May 2011, the Board of Directors approved a program to repurchase up to $100.0 million in shares of our common stock expiring November 2012. During the first quarter, we repurchased approximately 0.3 million shares at an aggregate cost of $6.4 million, completing the May 2011 authorization. In November 2011, the

Board of Directors approved a new program to repurchase $100.0 million in shares of our common stock expiring November 2013. As of the end of the third quarter, $100.0 million remains available under this authorization.
Comprehensive income — Our total comprehensive income, net of taxes, was as follows (in thousands):

	Quarter		Year-to-Date
	July 8, 2012	July 10, 2011	July 8, 2012	July 10, 2011
Net earnings	$11,592	$18,745	$45,174	$57,947
Cash flow hedges:
Net change in fair value of derivatives	(264)	(1,936)	(883)	(746)
Net loss reclassified to earnings	304	—	1,001	—
Total	40	(1,936)	118	(746)
Tax effect	(15)	739	(46)	285
	25	(1,197)	72	(461)
Unrecognized periodic benefit costs:
Actuarial losses arising during the period	(42,371)	—	(42,371)	—
Actuarial losses and prior service cost reclassified to earnings	3,094	2,434	10,058	8,112
Total	(39,277)	2,434	(32,313)	8,112
Tax effect	15,078	(929)	12,405	(3,097)
	(24,199)	1,505	(19,908)	5,015
Total comprehensive income (loss)	$(12,582)	$19,053	$25,338	$62,501
Accumulated other comprehensive loss — The components of accumulated other comprehensive loss, net of taxes, were as follows at the end of each period (in thousands):

	July 8, 2012	October 2, 2011
Unrecognized periodic benefit costs, net of tax benefits of $71,148 and $58,743, respectively	$(114,196)	$(94,288)
Net unrealized losses related to cash flow hedges, net of tax benefits of $984 and $1,030, respectively	(1,580)	(1,652)
Accumulated other comprehensive loss, net	$(115,776)	$(95,940)

10.	AVERAGE SHARES OUTSTANDING
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

The following table reconciles basic weighted-average shares outstanding to diluted weighted-average shares outstanding (in thousands):

	Quarter		Year-to-Date
	July 8, 2012	July 10, 2011	July 8, 2012	July 10, 2011
Weighted-average shares outstanding – basic	44,156	48,498	43,975	50,435
Effect of potentially dilutive securities:
Stock options	505	397	431	440
Nonvested stock awards and units	264	224	267	216
Performance-vested stock awards	228	133	219	134
Weighted-average shares outstanding – diluted	45,153	49,252	44,892	51,225
Excluded from diluted weighted-average shares outstanding:
Antidilutive	2,583	3,059	3,006	3,009
Performance conditions not satisfied at the end of the period	343	354	343	354

11.	VARIABLE INTEREST ENTITIES (“VIEs”)
We formed Jack in the Box Franchise Finance, LLC (“FFE”) for the purpose of operating a franchisee lending program which may provide up to $100.0 million to assist Jack in the Box franchisees in re-imaging their restaurants. We are the sole equity investor in FFE. The $100.0 million lending program is comprised of a $20.0 million commitment from the Company in the form of a capital note and an $80.0 million Senior Secured Revolving Securitization Facility (“FFE Facility”) entered into with a third party. The FFE Facility is a revolving loan and security agreement bearing a variable interest rate. The revolving period expired in June 2012 and we do not plan to make any future contributions.
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

	July 8, 2012	October 2, 2011
Cash	$707	$531
Other current assets (1)	2,286	2,086
Other assets, net (1)	11,876	12,292
Total assets	$14,869	$14,909

Current liabilities	$89	$140
Revolving credit facility	—	1,160
Other long-term liabilities (2)	15,248	14,046
Retained earnings	(468)	(437)
Total liabilities and stockholders’ equity	$14,869	$14,909
____________________________

(1)	Consists primarily of amounts due from franchisees.

(2)	Consists primarily of the capital note contributions from Jack in the Box which are eliminated in consolidation.
The Company’s maximum exposure to loss is equal to its outstanding contributions, which were approximately $15.2 million as of July 8, 2012. This amount represents estimated losses that would be incurred should all franchisees default on their loans without any consideration of recovery. To offset the credit risk associated with the Company’s variable interest in FFE, the Company holds a security interest in the assets of FFE subordinate and junior to all other obligations of FFE.

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
We measure and evaluate our segments based on segment earnings from operations. Summarized financial information concerning our reportable segments is shown in the following tables (in thousands):

	Quarter		Year-to-Date
	July 8, 2012	July 10, 2011	July 8, 2012	July 10, 2011
Revenues by segment:
Jack in the Box restaurant operations segment	$288,178	$337,980	$970,254	$1,135,626
Qdoba restaurant operations segment	74,803	55,595	217,132	159,750
Distribution operations	138,839	125,704	473,779	393,753
Consolidated revenues	$501,820	$519,279	$1,661,165	$1,689,129
Earnings from operations by segment:
Jack in the Box restaurant operations segment	$15,439	$28,500	$71,085	$95,675
Qdoba restaurant operations segment	6,705	4,698	12,748	7,582
Distribution operations	—	(217)	—	(1,399)
FFE operations	(58)	(28)	(157)	(200)
Consolidated earnings from operations	$22,086	$32,953	$83,676	$101,658
Total depreciation expense by segment:
Jack in the Box restaurant operations segment	$17,873	$19,001	$60,201	$63,658
Qdoba restaurant operations segment	4,120	3,195	12,872	9,657
Distribution operations	158	158	556	548
Consolidated depreciation expense	$22,151	$22,354	$73,629	$73,863
Interest income and expense, income taxes and total assets are not reported for our segments, in accordance with our method of internal reporting.

	July 8, 2012	October 2, 2011
Goodwill by segment (in thousands):
Jack in the Box	$48,330	$49,181
Qdoba	92,140	56,691
Consolidated goodwill	$140,470	$105,872
Refer to Note 2, Summary of Refranchisings, Franchise Development and Acquisitions, for information regarding the segment changes in goodwill during 2012.

14.	SUPPLEMENTAL CONSOLIDATED CASH FLOW INFORMATION (in thousands)

	Year-to-Date
	July 8, 2012	July 10, 2011
Cash paid during the quarter for:
Interest, net of amounts capitalized	$16,812	$10,811
Income tax payments	$31,852	$40,367

15.	SUPPLEMENTAL CONSOLIDATED BALANCE SHEET INFORMATION (in thousands)

	July 8, 2012	October 2, 2011
Other assets, net:
Company-owned life insurance policies	$83,775	$75,202
Deferred income tax asset	86,910	70,882
Other	70,414	70,529
	$241,099	$216,613
Accrued liabilities:
Payroll and related	$50,431	$40,438
Advertising	24,969	21,899
Insurance	32,866	37,987
Other	68,500	67,163
	$176,766	$167,487
Other long-term liabilities:
Pension	$191,586	$144,860
Straight-line rent accrual	54,080	53,659
Other	94,710	92,204
	$340,376	$290,723

16.	SUBSEQUENT EVENT
Subsequent to the end of the third quarter, the Company entered into an agreement to outsource its distribution business. Subject to the anticipated completion of certain closing conditions, the transition should begin in the fourth quarter of fiscal 2012, and is expected to be completed by the end of the first quarter of fiscal 2013. We expect that the distribution business, including exit costs, will be reflected as discontinued operations beginning in the fourth quarter of fiscal 2012.

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
GENERAL
All comparisons between 2012 and 2011 refer to the 12-weeks (“quarter”) and 40-weeks (“year-to-date”) ended July 8, 2012 and July 10, 2011, respectively, unless otherwise indicated.
For an understanding of the significant factors that influenced our performance during the quarterly periods ended July 8, 2012 and July 10, 2011, our Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) should be read in conjunction with the Condensed Consolidated Financial Statements and related Notes included in this Quarterly Report and our Annual Report on Form 10-K for the fiscal year ended October 2, 2011.
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

OVERVIEW
As of July 8, 2012, we operated and franchised 2,247 Jack in the Box quick-service restaurants, primarily in the western and southern United States, and 614 Qdoba Mexican Grill (“Qdoba”) fast-casual restaurants throughout the United States.
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
The following summarizes the most significant events occurring in fiscal 2012 and certain trends compared to a year ago:

•	Restaurant Sales — Sales at restaurants open more than one year (“same-store sales”) increased as follows:

	Quarter		Year-to-Date
	July 8, 2012	July 10, 2011	July 8, 2012	July 10, 2011
Jack in the Box:
Company	3.4%	4.7%	4.9%	2.4%
Franchise	2.6%	2.4%	3.0%	0.9%
System	2.8%	3.2%	3.5%	1.4%
Qdoba:
Company	3.3%	5.3%	3.5%	5.4%
Franchise	0.9%	5.0%	2.5%	6.1%
System	2.1%	5.1%	3.0%	5.8%

•
Commodity Costs — In the quarter, Jack in the Box commodity costs decreased approximately 0.3% compared to a year ago, while Qdoba commodity costs increased approximately 2.5%. Jack in the Box and Qdoba commodity costs increased by 3.1% and 7.8%, respectively, year-to-date. We expect our overall commodity costs to increase approximately 3.5% in fiscal 2012 compared to a year ago.

•
New Unit Development — We continued to grow our brands with the opening of new company-operated and franchise-operated restaurants. Year-to-date, we opened 30 Jack in the Box locations and 34 Qdoba locations system-wide.

•
Franchising Program — Qdoba and Jack in the Box franchisees opened a total of 36 restaurants year-to-date. Our Jack in the Box system was approximately 74% franchised at the end of the third quarter and we plan to further increase franchise ownership to approximately 80% over the next couple years.

RESULTS OF OPERATIONS
The following table presents certain income and expense items included in our condensed consolidated statements of earnings as a percentage of total revenues, unless otherwise indicated. Percentages may not add due to rounding.
CONSOLIDATED STATEMENTS OF EARNINGS DATA

	Quarter		Year-to-Date
	July 8, 2012	July 10, 2011	July 8, 2012	July 10, 2011
Revenues:
Company restaurant sales	56.9%	62.8%	56.6%	64.2%
Distribution sales	27.7%	24.2%	28.5%	23.3%
Franchise revenues	15.5%	13.0%	14.9%	12.5%
Total revenues	100.0%	100.0%	100.0%	100.0%
Operating costs and expenses, net:
Company restaurant costs:
Food and packaging (1)	32.3%	33.9%	32.9%	33.2%
Payroll and employee benefits (1)	28.7%	29.7%	29.2%	30.4%
Occupancy and other (1)	22.5%	24.0%	22.8%	24.0%
Total company restaurant costs (1)	83.5%	87.5%	85.0%	87.5%
Distribution costs (1)	100.0%	100.3%	100.0%	100.4%
Franchise costs (1)	49.7%	46.8%	51.2%	48.0%
Selling, general and administrative expenses	10.5%	9.9%	10.4%	10.1%
Impairment and other charges, net	3.0%	0.4%	1.5%	0.6%
Gains on the sale of company-operated restaurants	(0.7)%	(2.0)%	(1.1)%	(2.3)%
Earnings from operations	4.4%	6.3%	5.0%	6.0%
Income tax rate (2)	34.6%	35.2%	34.3%	35.0%
____________________________

(1)	As a percentage of the related sales and/or revenues.

(2)	As a percentage of earnings before income taxes.
The following table presents Jack in the Box and Qdoba company restaurant sales, costs and costs as a percentage of the related sales. Percentages may not add due to rounding.

SUPPLEMENTAL COMPANY-OPERATED RESTAURANTS STATEMENTS OF EARNINGS DATA
(dollars in thousands)

	Quarter				Year-to-Date
	July 8, 2012		July 10, 2011		July 8, 2012		July 10, 2011
Jack in the Box:
Company restaurant sales	$214,679		$274,876		$736,860		$938,930
Company restaurant costs:
Food and packaging	71,582	33.3%	95,727	34.8%	249,681	33.9%	318,030	33.9%
Payroll and employee benefits	63,372	29.5%	82,789	30.1%	218,761	29.7%	288,183	30.7%
Occupancy and other	45,842	21.4%	63,920	23.3%	158,341	21.5%	216,849	23.1%
Total company restaurant costs	$180,796	84.2%	$242,436	88.2%	$626,783	85.1%	$823,062	87.7%
Qdoba:
Company restaurant sales	$70,697		$51,157		$203,421		$145,252
Company restaurant costs:
Food and packaging	20,573	29.1%	14,869	29.1%	59,491	29.2%	41,695	28.7%
Payroll and employee benefits	18,434	26.1%	13,934	27.2%	56,114	27.6%	41,052	28.3%
Occupancy and other	18,474	26.1%	14,180	27.7%	56,410	27.7%	43,047	29.6%
Total company restaurant costs	$57,481	81.3%	$42,983	84.0%	$172,015	84.6%	$125,794	86.6%
The following table summarizes the year-to-date changes in the number of Jack in the Box and Qdoba company and franchise restaurants:

	July 8, 2012			July 10, 2011
	Company	Franchise	Total	Company	Franchise	Total
Jack in the Box:
Beginning of year	629	1,592	2,221	956	1,250	2,206
New	14	16	30	11	10	21
Refranchised	(55)	55	—	(226)	226	—
Closed	(2)	(2)	(4)	(6)	(1)	(7)
End of period	586	1,661	2,247	735	1,485	2,220
% of system	26%	74%	100%	33%	67%	100%
Qdoba:
Beginning of year	245	338	583	188	337	525
New	14	20	34	17	30	47
Acquired from franchisees	45	(45)	—	24	(24)	—
Closed	—	(3)	(3)	—	(8)	(8)
End of period	304	310	614	229	335	564
% of system	50%	50%	100%	41%	59%	100%
Consolidated:
Total system	890	1,971	2,861	964	1,820	2,784
% of system	31%	69%	100%	35%	65%	100%

Revenues
As we continue to execute our refranchising strategy, which includes the sale of restaurants to franchisees, we expect the number of Jack in the Box company-operated restaurants and the related sales to decrease while revenues from franchise restaurants increase. As such, company restaurant sales decreased $40.7 million, or 12.5%, in the quarter and $143.9 million, or 13.3%, year-to-date. This decrease is due primarily to a decrease in the average number of Jack in the Box company-operated restaurants, partially offset by an increase in the number of Qdoba company-operated restaurants and increases in per-store average sales (“PSA”) at our Jack in the Box and Qdoba company-operated restaurants.
The following table represents the approximate impact of these increases (decreases) on company restaurant sales (in thousands):

	Quarter	Year-to-Date
Reduction in the average number of Jack in the Box restaurants	$(87,600)	$(313,000)
Jack in the Box PSA sales increase	27,400	111,000
Increase in the average number of Qdoba restaurants	15,800	49,100
Qdoba PSA sales increase	3,700	9,000
Total decrease in company restaurant sales	$(40,700)	$(143,900)
Same-store sales at Jack in the Box company-operated restaurants increased 3.4% in the quarter and 4.9% year-to-date driven by a combination of price increases and transaction growth. Same-store sales at Qdoba company-operated restaurants increased 3.3% in the quarter and 3.5% year-to-date primarily driven by price increases. The following table summarizes the change in company-operated same-store sales:

	Quarter	Year-to-Date
Jack in the Box transactions	1.2%	2.5%
Jack in the Box average check (1)	2.2%	2.4%
Jack in the Box change in same-store sales	3.4%	4.9%
Qdoba change in same-store sales (2)	3.3%	3.5%
____________________________

(1)	Includes price increases of approximately 3.1% and 3.3% in the quarter and year-to-date, respectively.

(2)	Includes price increases of approximately 3.2% and 3.8% in the quarter and year-to-date, respectively.
Distribution sales to Jack in the Box and Qdoba franchisees grew $13.1 million in the quarter and $80.0 million year-to-date from a year ago. This growth primarily reflects an increase in the number of Jack in the Box franchise restaurants that purchase ingredients and supplies from our distribution centers, which contributed additional sales of approximately $21.6 million and $80.8 million, respectively. Year-to-date, higher commodity prices also contributed to the sales increase. During the second quarter, Qdoba franchised restaurants ceased using our distribution services resulting in decreases in distribution sales of $8.0 million in the quarter and $10.5 million year-to-date. For additional information regarding our distribution operations, refer to Note 16, Subsequent Event, of the notes to the condensed consolidated financial statements.
Franchise revenues increased $10.1 million, or 14.9%, in the quarter and $35.9 million, or 17.0%, year-to-date due primarily to an increase in the average number of Jack in the Box franchise restaurants, which contributed additional royalties and rents of approximately $11.6 million and $41.1 million, respectively. This increase was partially offset by a decrease in revenues from franchise fees and other driven primarily by a decline in the number of restaurants sold to franchisees and a year-to-date increase in re-image contributions to franchisees, which are recorded as a reduction of franchise revenues. The following table reflects the detail of our franchise revenues in each period and other information we believe is useful in analyzing the change in franchise revenues (dollars in thousands):

	Quarter		Year-to-Date
	July 8, 2012	July 10, 2011	July 8, 2012	July 10, 2011
Royalties	$29,988	$25,637	$97,499	$81,982
Rents	45,982	37,587	150,076	120,313
Re-image contributions to franchisees	(189)	(1,905)	(6,723)	(4,620)
Franchise fees and other	1,824	6,223	6,253	13,519
Franchise revenues	$77,605	$67,542	$247,105	$211,194
% increase	14.9%		17.0%
Average number of franchise restaurants	1,968	1,715	1,943	1,669
% increase	14.8%		16.4%
Increase in franchise-operated same-store sales:
Jack in the Box	2.6%	2.4%	3.0%	0.9%
Qdoba	0.9%	5.0%	2.5%	6.1%
Royalties as a percentage of estimated franchise restaurant sales:
Jack in the Box	5.3%	5.3%	5.3%	5.3%
Qdoba	5.0%	5.0%	5.0%	5.0%
Operating Costs and Expenses
Food and packaging costs decreased to 32.3% of company restaurant sales in the quarter and 32.9% year-to-date compared with 33.9% and 33.2%, respectively, a year ago. In 2012, higher commodity costs were more than offset in the quarter and partially offset year-to-date by the benefit of selling price increases, favorable product mix and a greater proportion of Qdoba company restaurants. Commodity costs increased (decreased) as follows compared with the prior year:

	Quarter	Year-to-Date
Jack in the Box	(0.3)%	3.1%
Qdoba	2.5%	7.8%
Commodity cost increases were driven by higher costs for most commodities other than produce and poultry. We expect overall commodity costs for fiscal 2012 to increase approximately 3.5%. Beef represents the largest portion, or approximately 20%, of the Company’s overall commodity spend, and we typically do not enter into fixed price contracts for our beef needs. For the full year, we currently expect beef costs to increase approximately 5%, and most other major commodities to be higher in 2012 compared with last year.
Payroll and employee benefit costs decreased to 28.7% of company restaurant sales in the quarter and 29.2% year-to-date, compared to 29.7% and 30.4%, respectively, in 2011, reflecting the leverage from same-store sales increases, the benefits of refranchising and the favorable impact of recent acquisitions of Qdoba restaurants. These decreases were partially offset by higher levels of incentive compensation.
Occupancy and other costs decreased to 22.5% of company restaurant sales in the quarter and 22.8% year-to-date compared with 24.0% for both periods, last year. The lower percentage in 2012 is due primarily to the leverage from same-store sales increases, the benefits of refranchising Jack in the Box restaurants, the favorable impact of recent acquisitions of Qdoba franchised restaurants, and a reduction of approximately 50 basis points due to costs associated with the roll-out of new menu boards and uniforms during the prior year quarter at Jack in the Box restaurants. These benefits were partially offset by higher fees associated with debit card transactions and depreciation expense related to the Jack in the Box re-image program compared with last year.
Distribution costs increased $12.8 million in the quarter and $78.5 million year-to-date, primarily reflecting an increase in the related sales. The 2012 supply chain agreement provides that any profits or losses related to our distribution operations are shared by all company and franchise restaurants who utilize our distribution services. For additional information regarding our distribution operations, refer to Note 16, Subsequent Event, of the notes to the condensed consolidated financial statements.
Franchise costs, principally rents and depreciation on properties we lease to Jack in the Box franchisees, increased $7.0 million to 49.7% of the related revenues in the quarter and $25.2 million to 51.2% year-to-date, from 46.8% and 48.0%, respectively, a year ago. The increase as a percent of revenues is primarily due to a decline in revenue from franchise fees and higher rent and depreciation expenses resulting from an increase in the percentage of locations we lease to franchisees. In the quarter, these increases were offset in part by a decrease in re-image contributions to franchisees.

The following table presents the change in selling, general and administrative (“SG&A”) expenses compared with the prior year (in thousands):

	Increase / (Decrease)
	Quarter	Year-to-Date
Advertising	$(1,894)	$(9,579)
Refranchising strategy	(2,100)	(4,476)
Incentive compensation	2,661	4,351
Cash surrender value of COLI policies, net	109	190
Pension and postretirement benefits	658	2,190
Pre-opening costs	563	1,712
Qdoba general and administrative	1,141	3,216
Other	84	4,322
	$1,222	$1,926
Our refranchising strategy has resulted in a decrease in the number of Jack in the Box company-operated restaurants and the related overhead expenses to manage and support those restaurants, including advertising costs, which are primarily contributions to our marketing fund determined as a percentage of restaurant sales. The higher levels of incentive compensation reflect an improvement in the Company’s results compared with performance goals. The cash surrender value of our company-owned life insurance (“COLI”) policies, net of changes in our non-qualified deferred compensation obligation supported by these policies, are subject to market fluctuations. The changes in market values had a negative impact of $0.1 million in the quarter compared with no impact in the same quarter last year, and positively impacted SG&A by $4.2 million year to date compared with $4.4 million a year ago. The increase in pension and postretirement benefits expense principally relates to a decrease in the discount rate as compared with a year ago. The increase in pre-opening costs primarily relates to higher expenses associated with restaurant openings in new Jack in the Box markets. Qdoba general and administrative costs increased primarily due to higher overhead to support our growing number of company-operated restaurants.
Impairment and other charges, net is comprised of the following (in thousands):

	Quarter		Year-to-Date
	July 8, 2012	July 10, 2011	July 8, 2012	July 10, 2011
Impairment charges	$656	$517	$2,765	$1,684
Losses on the disposition of property and equipment, net	904	660	3,762	6,084
Costs of closed restaurants (primarily lease obligations) and other	2,337	924	5,270	2,423
Restructuring costs	11,284	—	12,809	—
	$15,181	$2,101	$24,606	$10,191
Impairment and other charges, net increased $13.1 million in the quarter and $14.4 million year-to-date compared to a year ago. These increases primarily relate to costs incurred in connection with the comprehensive review of our organization structure, which includes evaluating outsourcing opportunities, restructuring of certain functions and workforce reductions. In the quarter and year-to-date, these costs consist primarily of pension benefits and employee termination costs related to a voluntary early retirement program offered by the Company. With our broad-reaching restructuring activities, including the early retirement plan, we have identified approximately $10 million of annualized reductions, and we expect to see the benefits of this in our cost structure beginning in fiscal 2013. To a lesser extent, adjustments made to certain sublease assumptions associated with our lease obligations for closed locations also contributed to the increase in impairment charges and other. Refer to Note 5, Impairment, Disposition of Property and Equipment, Restaurant Closing Costs and Restructuring, of the notes to the condensed consolidated financial statements for additional information regarding the impairment and other charges.
Gains on the sale of company-operated restaurants to franchisees, net are detailed in the following table (dollars in thousands):

	Quarter		Year-to-Date
	July 8, 2012	July 10, 2011	July 8, 2012	July 10, 2011
Number of restaurants sold to franchisees	18	112	55	226
Gains on the sale of company-operated restaurants	$3,733	$10,190	$18,933	$38,940
Average gain on restaurants sold	$207	$91	$344	$172
In 2012, gains on the sale of company-operated restaurants include additional gains of $0.2 million in the quarter and $2.2 million year-to-date recognized upon the extension of the underlying franchise and lease agreements related to one and four restaurants, respectively. Gains were impacted by the number of restaurants sold and changes in average gains recognized, which relate to the specific sales and cash flows of those restaurants. The lower average gains in the prior year relate to the sale of markets with lower-than-average sales volumes and cash flows in the second and third quarters.
Interest Expense, Net
Interest expense, net is comprised of the following (in thousands):

	Quarter		Year-to-Date
	July 8, 2012	July 10, 2011	July 8, 2012	July 10, 2011
Interest expense	$4,794	$4,369	$16,550	$13,520
Interest income	(423)	(353)	(1,588)	(947)
Interest expense, net	$4,371	$4,016	$14,962	$12,573
Interest expense, net increased $0.4 million in the quarter and $2.4 million year-to-date compared with a year ago primarily due to higher average borrowings.
Income Taxes
The tax rate in 2012 was 34.6% in the quarter and 34.3% year-to-date, compared with 35.2% and 35.0%, respectively, in the prior year. The changes in rates were impacted by the market performance of insurance investment products used to fund certain non-qualified retirement plans and estimated earnings. Changes in the cash value of the insurance products are not included in taxable income. We expect the fiscal year tax rate to be 35%-36%. The annual tax rate cannot be determined until the end of the fiscal year; therefore, the actual rate could differ from our current estimates.
Net Earnings
Net earnings were $11.6 million, or $0.26 per diluted share, in the quarter compared with $18.7 million, or $0.38 per diluted share, a year ago. Year-to-date net earnings from continuing operations were $45.2 million, or $1.01 per diluted share, compared with $57.9 million or $1.13 per diluted share, a year ago.
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
Cash Flows
The table below summarizes our cash flows from operating, investing and financing activities (in thousands):

	Year-to-Date
	July 8, 2012	July 10, 2011
Total cash provided by (used in):
Operating activities	$111,582	$92,016
Investing activities	(81,785)	(21,734)
Financing activities	(30,406)	(68,863)
Net increase (decrease) in cash and cash equivalents	$(609)	$1,419
Operating Activities. Operating cash flows increased $19.6 million compared with a year ago due primarily to an $18.1 million increase in net income adjusted for non-cash items and a $8.5 million and $7.5 million decrease in payments for income taxes and advertising costs, respectively. The impact of these increases in cash flows were partially offset by increases in payments as follows: $9.5 million related to fluctuations in the timing of October rent payments; $6.5 million in pension contributions; and $6.0 million for interest expense. In connection with the transition of our distribution services to an outsourcing arrangement by the end of the first quarter of fiscal 2013, we expect to free up approximately $60 million in working capital currently tied up in franchise receivables and distribution center inventories. For additional information regarding the outsourcing arrangement, refer to Note 16, Subsequent Event, of the notes to the condensed consolidated financial statements.
Investing Activities. Cash used in investing activities increased $60.1 million compared with a year ago due primarily to decreases in (1) proceeds from the sale of restaurants to franchisees, (2) proceeds from the sale and leaseback of restaurant properties and (3) collections of notes receivable related to prior years’ refranchising activities, as well as an increase in cash used to acquire Qdoba franchise-operated restaurants and purchase assets held for sale and leaseback. The impact of these decreases in cash flows were partially offset by a decrease in capital expenditures.
Capital Expenditures — The composition of capital expenditures in each period follows (in thousands):

	Year-to-Date
	July 8, 2012	July 10, 2011
Jack in the Box:
New restaurants	$10,736	$10,600
Restaurant facility improvements	22,052	61,904
Other, including corporate	8,417	10,204
Qdoba	15,000	16,777
Total capital expenditures	$56,205	$99,485
Our capital expenditure program includes, among other things, investments in new locations, restaurant remodeling, new equipment and information technology enhancements. Capital expenditures decreased compared to a year ago due primarily to a decrease in spending related to our Jack in the Box restaurant re-image and new logo program. We expect fiscal 2012 capital expenditures to be approximately $80-$90 million. We plan to open approximately 20 Jack in the Box and 25-30 Qdoba company-operated restaurants in 2012.
Sale of Company-Operated Restaurants — The following table details proceeds received in connection with our refranchising activities in each period (dollars in thousands):

	Year-to-Date
	July 8, 2012	July 10, 2011
Number of restaurants sold to franchisees	55	226

Total proceeds	$29,253	$76,915
Average proceeds	$532	$340
We expect total proceeds of approximately $45 million from the sale of approximately 100 Jack in the Box restaurants in 2012. In certain instances, we may provide financing to facilitate the closing of certain transactions. As of July 8, 2012, notes receivable related to prior year refranchisings were $2.9 million.
Assets Held for Sale and Leaseback — We use sale and leaseback financing to lower the initial cash investment in our Jack in the Box restaurants to the cost of the equipment, whenever possible. The following table summarizes the cash flow activity related to sale and leaseback transactions in each period (dollars in thousands):

	Year-to-Date
	July 8, 2012	July 10, 2011
Number of restaurants sold and leased back	10	14

Purchases of assets held for sale and leaseback	$(31,565)	$(17,442)
Proceeds from the sale of assets held for sale and leaseback	18,457	25,753
Net cash flows related to assets held for sale and leaseback	$(13,108)	$8,311
As of July 8, 2012, we had investments of $62.4 million in approximately 36 operating or under construction restaurant properties that we expect to sell and leaseback during the next 12 months.
Acquisition of Franchise-Operated Restaurants — During 2012, we acquired Qdoba franchise restaurants in select markets where we believe there is continued opportunity for restaurant development. The following table details franchise-operated restaurant acquisition activity (dollars in thousands):

	Year-to-Date
	July 8, 2012	July 10, 2011
Number of restaurants acquired from franchisees	45	24
Cash used to acquire franchise-operated restaurants	$48,262	$22,077
The purchase prices were primarily allocated to property and equipment, goodwill and reacquired franchise rights. For additional information, refer to Note 2, Summary of Refranchisings, Franchise Development and Acquisitions, of the notes to the condensed consolidated financial statements.
Financing Activities. Cash flows used in financing activities decreased $38.5 million compared with a year ago primarily attributable to a decrease in cash used to repurchase shares of our common stock, partially offset by a decrease in borrowings under our credit facility.
Credit Facility — Our credit facility is comprised of (i) a $400.0 million revolving credit facility and (ii) a $200.0 million term loan maturing on June 29, 2015, both bearing interest at London Interbank Offered Rate (“LIBOR”) plus 2.50%, as of July 8, 2012. As part of the credit agreement, we may also request the issuance of up to $75.0 million in letters of credit, the outstanding amount of which reduces the net borrowing capacity under the agreement. The credit facility requires the payment of an annual commitment fee based on the unused portion of the credit facility. The credit facility’s interest rates and the annual commitment rate are based on a financial leverage ratio, as defined in the credit agreement. We may make voluntary prepayments of the loans under the revolving credit facility and term loan at any time without premium or penalty. Specific events, such as asset sales, certain issuances of debt, and insurance and condemnation recoveries, may trigger a mandatory prepayment.
We are subject to a number of customary covenants under our credit facility, including limitations on additional borrowings, acquisitions, loans to franchisees, capital expenditures, lease commitments, stock repurchases, dividend payments and requirements to maintain certain financial ratios. We were in compliance with all covenants as of July 8, 2012.
At July 8, 2012, we had $170.0 million outstanding under the term loan, borrowings under the revolving credit facility of $275.0 million and letters of credit outstanding of $30.9 million.
FFE Credit Facility — FFE entered into an $80.0 million Senior Secured Revolving Securitization Facility (“FFE Facility”) with a third party to assist in funding our franchisee lending program. The FFE Facility is a revolving loan and security agreement bearing a variable interest rate. The revolving period expired in June 2012. As of July 8, 2012, FFE had borrowings outstanding of $0.4 million against this facility.
Interest Rate Swaps — To reduce our exposure to rising interest rates under our credit facility, we consider interest rate swaps. In August 2010, we entered into two forward-looking swaps that effectively convert $100.0 million of our variable rate term loan to a fixed-rate basis from September 2011 through September 2014. Based on the term loan’s applicable margin of 2.50% as of July 8, 2012, these agreements would have an average pay rate of 1.54%, yielding an “all-in” fixed rate of 4.04%. For additional information related to our interest rate swaps, refer to Note 4, Derivative Instruments, of the notes to the condensed consolidated financial statements.
Repurchases of Common Stock — In May 2011, the Board of Directors approved a program to repurchase up to $100.0 million in shares of our common stock expiring November 2012. During the first quarter, we repurchased approximately 0.3 million shares at an aggregate cost of $6.4 million, completing the May 2011 authorization. In November 2011, the Board of

Directors approved a new program to repurchase $100.0 million in shares of our common stock expiring November 2013. As of the end of the third quarter, $100.0 million remains available under this authorization.
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

•
Our profitability depends in part on changes in food costs and availability, fuel costs and other supply and distribution costs. The risks of increased commodities costs and volatility in costs could negatively impact our margins as well as franchisee margins.

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

•
Our growth strategy includes opening restaurants in new markets where we cannot assure that we will be able to successfully expand, compete with existing restaurants, attract customers or otherwise operate profitably.

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

•	The loss of key personnel could have a material adverse effect on our business.

•	We cannot assure that our current cost reduction and outsourcing activities, or any other activities that we may undertake in the future, will achieve the desired cost savings and efficiencies.

•	A material failure or interruption of service or a breach in security of our computer systems could cause reduced efficiency in operations, loss of data or business interruptions.

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

ITEM 3.        QUANITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Our primary exposure to risks relating to financial instruments is changes in interest rates. Our credit facility, which is comprised of a revolving credit facility and a term loan, bears interest at an annual rate equal to the prime rate or LIBOR plus an applicable margin based on a financial leverage ratio. As of July 8, 2012, the applicable margin for the LIBOR-based revolving loans and term loan was set at 2.50%.
We use interest rate swap agreements to reduce exposure to interest rate fluctuations. In August 2010, we entered into two interest rate swap agreements that will effectively convert $100.0 million of our variable rate term loan borrowings to a fixed-rate basis beginning September 2011 through September 2014. Based on the term loan’s applicable margin of 2.50% as of July 8, 2012, these agreements would have an average pay rate of 1.54%, yielding an “all-in” fixed rate of 4.04%.
A hypothetical 100 basis point increase in short-term interest rates, based on the outstanding balance of our revolving credit facility and term loan at July 8, 2012, would result in an estimated increase of $3.5 million in annual interest expense.
We are also exposed to the impact of commodity and utility price fluctuations related to unpredictable factors such as weather and various other market conditions outside our control. Our ability to recover increased costs through higher prices is limited by the competitive environment in which we operate. From time to time, we enter into futures and option contracts to manage these fluctuations. At July 8, 2012, we had no such contracts in place.

ITEM 4.        CONTROLS AND PROCEDURES
Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures
Based on an evaluation of the Company’s disclosure controls and procedures (as defined in Rules 13a - 15 and 15d - 15 of the Securities Exchange Act of 1934, as amended), as of the end of the Company’s quarter ended July 8, 2012, the Company’s Chief Executive Officer and Chief Financial Officer (its principal executive officer and principal financial officer, respectively) have concluded that the Company’s disclosure controls and procedures were effective.

Changes in Internal Control Over Financial Reporting
There have been no changes in the Company’s internal control over financial reporting that occurred during the Company’s fiscal quarter ended July 8, 2012 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

ITEM 5.          OTHER INFORMATION
Item 1.01 Entry into a Material Definitive Agreement.
The Board of Directors (the “Board”), following a recommendation of the Nominating and Governance Committee of the Board, approved an amended and restated form of Indemnification Agreement for the Company’s directors, officers, key employees and key agents. The Board also authorized the Company to enter into the amended and restated form of Indemnification Agreement with each of its existing directors, officers and key employees, effective August 6, 2012.
The amended and restated Indemnification Agreement reflects changes in Delaware law and best practices since the Board’s adoption of the prior form, and complies with the Company’s Bylaws and Delaware law. The Board determined that it was in the best interests of the Company and its stockholders to approve the amended and restated Indemnification Agreement to help the Company attract and retain the services of talented and experienced individuals to serve as directors, officers, employees and agents of the Company and its subsidiaries.
This summary of the amended and restated Indemnification Agreement is qualified in its entirety by reference to the form of Indemnification Agreement attached as Exhibit 10.11 to this report, and is incorporated herein by reference.

ITEM 6.    EXHIBITS

Number	Description	Form	Filed with SEC
3.1	Restated Certificate of Incorporation, as amended, dated March 6, 1992	10-K	12/2/1999
3.1.1	Certificate of Amendment of Restated Certificate of Incorporation, dated September 21, 2007	8-K	9/24/2007
3.2	Amended and Restated Bylaws, dated April 9, 2012	8-K	4/10/2012
10.11 ~	Form of Amended and Restated Indemnification Agreement between the registrant and individual directors, officers and key employees.	—	Filed herewith
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	—	Filed herewith
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	—	Filed herewith
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	—	Filed herewith
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	—	Filed herewith
101.INS*	XBRL Instance Document
101.SCH*	XBRL Taxonomy Extension Schema Document
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document
____________________________

~	Management contract or compensatory plan

*	In accordance with Regulation S-T, the XBRL-related information in Exhibit 101 to this Quarterly Report on Form 10-Q shall be deemed to be “furnished” and not “filed.”

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

JACK IN THE BOX INC.

By:	/S/ JERRY P. REBEL
Jerry P. Rebel
Executive Vice President and Chief Financial Officer (principal financial officer) (Duly Authorized Signatory)
Date: August 10, 2012