Form 10-K
period 2012-09-30
JACK IN THE BOX INC /NEW/
filed 2012-11-21
CIK 807882

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE FISCAL YEAR ENDED SEPTEMBER 30, 2012
COMMISSION FILE NUMBER 1-9390
JACK IN THE BOX INC.
(Exact name of registrant as specified in its charter)

Delaware	95-2698708
(State of Incorporation)	(I.R.S. Employer Identification No.)

9330 Balboa Avenue, San Diego, CA	92123
(Address of principal executive offices)	(Zip Code)
Registrant’s telephone number, including area code (858) 571-2121
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common Stock, $0.01 par value	The NASDAQ Stock Market LLC (NASDAQ Global Select Market)
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
Large accelerated filer ☑        Accelerated filer ☐        Nonaccelerated filer ☐        Smaller reporting company ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐    No ☑
The aggregate market value of the common stock held by non-affiliates of the registrant, computed by reference to the closing price reported in the NASDAQ — Composite Transactions as of April 13, 2012, was approximately $969.8 million.
Number of shares of common stock, $0.01 par value, outstanding as of the close of business on November 16, 2012 — 42,908,661.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the Proxy Statement to be filed with the Securities and Exchange Commission in connection with the 2013 Annual Meeting of Stockholders are incorporated by reference into Part III hereof.

JACK IN THE BOX INC.

FORWARD-LOOKING STATEMENTS
From time to time, we make oral and written forward-looking statements that reflect our current expectations regarding future results of operations, economic performance, financial condition and achievements of Jack in the Box Inc. (the “Company”). A forward-looking statement is neither a prediction nor a guarantee of future events or results. In some cases, forward-looking statements can be identified by words such as “anticipate,” “assume,” “believe,” “estimate,” “expect,” “forecast,” “goals,” “guidance,” “intend,” “plan,” “project,” “may,” “should,” “will,” “would,” and similar expressions. Certain forward-looking statements are included in this Form 10-K, principally in the sections captioned “Business,” “Legal Proceedings,” “Consolidated Financial Statements” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” including statements regarding our strategic plans and operating strategies. Although we believe that the expectations reflected in our forward-looking statements are based on reasonable assumptions, such expectations and forward-looking statements may prove to be materially incorrect due to known and unknown risks and uncertainties.
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

PART I
ITEM 1.  BUSINESS
The Company
Overview.  Jack in the Box Inc., based in San Diego, California, operates and franchises more than 2,800 Jack in the Box® quick-service restaurants (“QSR”) and Qdoba Mexican Grill® fast-casual restaurants. References to the Company throughout this Annual Report on Form 10-K are made using the first person notations of “we,” “us” and “our.”
Jack in the Box.  The first Jack in the Box restaurant opened in 1951. Jack in the Box is one of the nation’s largest hamburger chains and, based on number of restaurants, is the second or third largest QSR hamburger chain in each of our top 10 major markets, which comprise approximately 70% of the total system. As of the end of our fiscal year on September 30, 2012, the Jack in the Box system included 2,250 restaurants in 21 states, of which 547 were company-operated and 1,703 were franchise-operated.
Qdoba Mexican Grill.  To supplement our core growth and balance the risk associated with growing solely in the highly competitive hamburger segment of the QSR industry, in 2003 we acquired Qdoba Restaurant Corporation, operator and franchisor of Qdoba Mexican Grill. As of September 30, 2012, the Qdoba system included 627 restaurants in 42 states, as well as the District of Columbia, of which 316 were company-operated and 311 were franchise-operated. Qdoba is the second largest fast-casual Mexican brand in the United States.
Strategic Plan.  Our long-term strategic plan focuses on continued growth of our two restaurant brands, increasing average unit volumes, and improving restaurant profitability and returns on invested capital. A key element of our plan is to continue expanding our Jack in the Box franchising operations to generate higher margins and returns for the Company while creating a business model that is less capital intensive and not as susceptible to cost fluctuations. Through the sale of 97 company-operated Jack in the Box restaurants to franchisees and the development of 18 new franchise restaurants in fiscal 2012, we increased franchise ownership of the Jack in the Box system to approximately 76% at fiscal year end from approximately 72% at the end of fiscal 2011. We plan to continue to refranchise our Jack in the Box restaurants and bring our franchise ownership in the Jack in the Box system to approximately 80%.
Through new unit growth and acquisitions of franchised Qdoba restaurants in select markets, and due to the refranchising of Jack in the Box restaurants, Qdoba has become a more prominent part of our company restaurant operations. As of the end of fiscal 2012, Qdoba comprised approximately 37% of our total company-operated units as compared with approximately 6% five years ago. We plan to more aggressively build out the number of Qdoba company locations over the next several years through new unit growth and acquisitions of franchise locations. Accelerating the growth of our Qdoba brand by increasing market penetration should generate heightened brand awareness.
Restaurant Concepts
Jack in the Box.  Jack in the Box restaurants offer a broad selection of distinctive, innovative products targeted primarily at the adult fast-food consumer. Our menu features a variety of items including hamburgers, tacos, specialty sandwiches, drinks, real ice cream shakes, salads and side items. Jack in the Box restaurants also offer guests the ability to customize their meals and to order any product, including breakfast items, any time of the day.
The Jack in the Box restaurant chain was the first major hamburger chain to develop and expand the concept of drive-thru restaurants. In addition to drive-thru windows, most of our restaurants have seating capacities ranging from 20 to 100 persons and are open 18-24 hours a day. Drive-thru sales currently account for approximately 70% of sales at company-operated restaurants. The average check in fiscal year 2012 was $6.39 for company-operated restaurants.
With a presence in only 21 states, we believe Jack in the Box is a brand with significant growth opportunities. In fiscal 2012, we continued to expand in both existing and new markets. We opened 19 company-operated restaurants and franchisees opened 18 Jack in the Box restaurants during the year. In fiscal 2013, we plan to open 20-25 new company- and franchise-operated restaurants.

The following table summarizes the changes in the number of company-operated and franchise Jack in the Box restaurants over the past five years:

	Fiscal Year
	2012	2011	2010	2009	2008
Company-operated restaurants:
Beginning of period	629	956	1,190	1,346	1,436
New	19	15	30	43	23
Refranchised	(97)	(332)	(219)	(194)	(109)
Closed	(4)	(10)	(46)	(6)	(4)
Acquired from franchisees	—	—	1	1	—
End of period total	547	629	956	1,190	1,346
% of system	24%	28%	43%	54%	62%
Franchise restaurants:
Beginning of period	1,592	1,250	1,022	812	696
New	18	16	16	21	15
Refranchised	97	332	219	194	109
Closed	(4)	(6)	(6)	(4)	(8)
Sold to Company	—	—	(1)	(1)	—
End of period total	1,703	1,592	1,250	1,022	812
% of system	76%	72%	57%	46%	38%
System end of period total	2,250	2,221	2,206	2,212	2,158
Qdoba Mexican Grill.  Our Qdoba restaurants feature fresh, high quality ingredients and traditional Mexican flavors that combine to create a variety of innovative and unique flavors and products. Throughout each day, guacamole is prepared on site using fresh Hass avocados, black and pinto beans are slow-simmered, shredded beef and pork are slow-roasted and adobo-marinated chicken and steak are flame-grilled. Customer orders are prepared in full view, which gives our guests the ability to build a meal specifically suited to their individual taste preferences and nutritional needs. Our restaurants also offer a variety of catering options that can be tailored to feed groups of five to several hundred. Our restaurants generally operate from 10:30 a.m. to 10:00 p.m. and have a seating capacity that ranges from 60 to 80 persons, including outdoor patio seating at many locations. The average check, excluding catering sales, in fiscal year 2012 was $10.28 for company-operated restaurants.
We believe there is significant opportunity for continued growth at Qdoba. We estimate the long-term growth potential for Qdoba to be approximately 2,000 units across the U.S. Our company-operated restaurants are generally located in more heavily populated urban markets, while franchise development is more weighted to less densely-populated areas where local franchisees can operate more efficiently. We opened 26 company-operated restaurants and franchisees opened 32 Qdoba restaurants during fiscal 2012. In fiscal 2013, we plan to open 70-85 new company and franchise restaurants.
The following table summarizes the changes in the number of company-operated and franchise Qdoba restaurants over the past five years:

	Fiscal Year
	2012	2011	2010	2009	2008
Company-operated restaurants:
Beginning of period	245	188	157	111	90
New	26	25	15	24	21
Acquired from franchisees	46	32	16	22	—
Closed	(1)	—	—	—	—
End of period total	316	245	188	157	111
% of system	50%	42%	36%	31%	24%
Franchise restaurants:
Beginning of period	338	337	353	343	305
New	32	42	21	38	56
Sold to Company	(46)	(32)	(16)	(22)	—
Closed	(13)	(9)	(21)	(6)	(18)
End of period total	311	338	337	353	343
% of system	50%	58%	64%	69%	76%
System end of period total	627	583	525	510	454

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
We have multiple restaurant models with different seating capacities to help reduce costs and improve our flexibility in selecting locations for our restaurants. Management believes that this flexibility enables the Company to match the restaurant configuration with the specific economic, demographic, geographic or physical characteristics of a particular site. The majority of our Jack in the Box restaurants are constructed on leased land or on land that was purchased and subsequently sold, along with the improvements, in a sale and leaseback transaction. Typical costs to develop a traditional Jack in the Box restaurant, excluding the land value, range from $1.3 million to $2.1 million. Upon completion of a sale and leaseback transaction, the Company's initial cash investment is reduced to the cost of equipment, which averages approximately $0.4 million.
The majority of Qdoba restaurants are located in leased spaces ranging from conventional large-scale retail projects to smaller neighborhood retail strip centers as well as non-traditional locations such as airports, college campuses and food courts. Qdoba restaurant development costs typically range from $0.6 million to $1.0 million depending on the geographic region.
Franchising Program
Jack in the Box.  The Jack in the Box franchise agreement generally provides for an initial franchise fee of $50,000 per restaurant for a 20-year term and marketing fees at 5% of gross sales. Royalty rates, typically 5% of gross sales, range from 2% to as high as 15% of gross sales, and some existing agreements provide for variable rates. We offer development agreements to franchisees for construction of one or more new restaurants over a defined period of time and in a defined geographic area. Developers are required to pay a fee, which may be credited against a portion of the franchise fee due when restaurants open in the future. Developers may forfeit such fees and lose their rights to future development if they do not maintain the required schedule of openings. In fiscal 2009, we began offering our franchisees a new market development incentive that would reduce royalty rates in order to stimulate growth. We revised our incentive program in fiscal 2012 to provide all franchisees who opened restaurants within a specified time reduced franchise fees and lower royalty rates.
In connection with the sale of a company-operated restaurant, the restaurant equipment and the right to do business at that location are sold to the franchisee. The aggregate price is negotiated based upon the value of the restaurant as a going concern, which depends on various factors, including the sales and cash flows of the restaurant, as well as its location and history. In addition, the land and building are generally leased or subleased to the franchisee at a negotiated rent, typically equal to the greater of a minimum base rent or a percentage of gross sales. The franchisee is usually required to pay property taxes, insurance and ancillary costs, and is responsible for maintaining the restaurant.
Qdoba Mexican Grill.  The current Qdoba franchise agreement generally provides for an initial franchise fee of $30,000 per restaurant, a 10-year term with a 10-year option to extend at a fee of $5,000, and marketing fees of up to 2% of gross sales. Most franchisees are also required to spend a minimum of 2% of gross sales on local marketing for their restaurants. Royalty rates are typically 5% of gross sales with certain agreements at 2.5%, as described below. We offer development agreements to franchisees for the construction of one or more new restaurants over a defined period of time and in a defined geographic area for a development fee, a portion of which may be credited against franchise fees due for restaurants when they are opened. If the developer does not maintain the required schedule of openings, they may forfeit such fees and lose their rights to future development. During fiscal 2010 and 2011, as an incentive to develop target markets, we entered into development agreements with an initial franchise fee of $15,000 and a royalty rate of 2.5% of gross sales for the first two years of operation for each restaurant opened within the first two years of the development agreement, subject to certain limitations. As we continue to pursue non-traditional locations, we may enter into franchise agreements that provide for a lower initial fee and lower royalty rates.
Restaurant Management and Operations
Our restaurants are operated by a company manager or franchise operator who is directly responsible for the operations of the restaurant, including product quality, service, food safety, cleanliness, inventory, cash control and the conduct and appearance of employees.
Jack in the Box. Company restaurant managers are required to attend extensive management training classes involving a combination of classroom instruction and on-the-job training in specially designated training restaurants. Restaurant managers and supervisory personnel train other restaurant employees in accordance with detailed procedures and guidelines using training aids available at each location. Both company and franchise-operated restaurants also use an interactive system of computer-based training (“CBT”), with a touch-screen computer terminal. The CBT technology incorporates audio, video and text, all of which are updated via satellite. CBT is also designed to reduce the administrative demands on restaurant managers.
For Jack in the Box company operations, division vice presidents supervise directors of operations, who supervise district managers, who in turn supervise restaurant managers. Under our performance system, these management levels are all eligible for periodic bonuses based on achievement of goals related to restaurant sales, profit and/or certain other operational performance standards.
Qdoba Mexican Grill. At Qdoba company restaurants, we focus on attracting, selecting, engaging and retaining people who share our values to create long-lasting positive impacts on operating results. Our Qdoba Career Map is the core development tool used to provide employees with detailed education by position, from entry level to area manager.  High performing general managers and hourly team members are certified to train and develop employees through a series of on-the-job and classroom trainings that focus on knowledge, skills and behaviors.  The Team Member Progression program within the Career Map tool recognizes and rewards three levels of achievement for our cooks and line servers who showcase excellence in their positions.  Team members must have, or acquire, specific technical and behavioral skill sets to reach an achievement level.
For Qdoba restaurant operations, division vice presidents supervise regional operations managers, who supervise district managers, who in turn supervise restaurant managers. All levels are eligible for periodic performance bonuses based on goals related to restaurant sales, profit optimization and other operations performance standards such as guest satisfaction.
Customer Satisfaction
Company-operated and franchise-operated restaurants devote significant resources toward ensuring that all of our restaurants offer quality food and good service. To help us maintain a high level of customer satisfaction, our Voice of Guest program provides restaurant managers, district managers, and franchise operators with ongoing feedback from guests who complete a short guest satisfaction survey via an invitation provided on the register receipt. In these surveys, guests rate their satisfaction with key elements of their restaurant experience, including friendliness, food quality, cleanliness, speed of service and order accuracy.  In 2012, the Jack in the Box and Qdoba systems received more than 1.0 million and 0.2 million guest survey responses, respectively.  We also have a “mystery guest” program at Jack in the Box that provides restaurant managers, district managers, and franchise operators feedback on guest service as evaluated by “secret shoppers” who visit the restaurant.  Finally, our Guest Relations department provides feedback that guests report through our toll-free number and via our website.
Quality Assurance
Our “farm-to-fork” food safety and quality assurance program is designed to maintain high standards for the food products and food preparation procedures used by the restaurants. We maintain product specifications and approve product sources. We have a comprehensive, restaurant-based Hazard Analysis & Critical Control Points (“HACCP”) system for managing food safety and quality. HACCP combines employee training, testing, documented restaurant practices and detailed attention to product safety and quality at every stage of the food preparation cycle. The U.S. Department of Agriculture, Food and Drug Administration and the Center for Science in the Public Interest have recognized our HACCP program as a leader in the industry.
In addition, our HACCP system uses ServSafe®, a nationally recognized food-safety training program, to train our management employees on food safety practices for our restaurants.
Supply Chain
Historically, we provided purchasing and distribution services for our company-operated restaurants and most of our franchise-operated restaurants. Our remaining franchisees purchased product from approved suppliers and distributors. In March 2012, we and approximately 90% of our Qdoba franchisees entered into a long-term contract with a third-party distributor to provide distribution services to our Qdoba restaurants through February 2017. We completed the transition of all Qdoba distribution services in the second quarter of fiscal 2012. In July 2012, we and approximately 90% of our Jack in the Box franchisees entered into a long-term contract with another third-party distributor to provide distribution services to our Jack in the Box restaurants through August 2022. In the fourth quarter of fiscal 2012, we had completed the transition of services from one distribution center and our remaining centers were transitioned by November 5, 2012.
Regardless of whether we provide purchasing services to a restaurant or not, we require our suppliers to meet our strict HACCP program standards. The primary commodities purchased by our restaurants are beef, poultry, pork, cheese and produce. We monitor the primary commodities we purchase in order to minimize the impact of fluctuations in price and availability, and may enter into purchasing contracts and pricing arrangements when considered to be advantageous. However, certain commodities remain subject to price fluctuations. We believe all essential food and beverage products are available, or can be made available, upon short notice from alternative qualified suppliers.
Information Systems
At our shared services corporate support center, we have centralized financial accounting systems, human resources and payroll systems, and a communications and network infrastructure that supports both Jack in the Box and Qdoba corporate functions. Our restaurant software allows for daily polling of sales, inventory and labor data from the restaurants directly. We use standardized Windows-based touch screen point-of-sale (“POS”) platforms in our company and traditional site franchise restaurants, which allows us to accept cash, credit cards and our re-loadable gift cards. Our Qdoba POS system is also enhanced with an integrated guest loyalty program as well as a takeout and delivery interface. The takeout and delivery interface is used to manage online and catering orders which are distributed to sites via a hosted online ordering website.
We have developed business intelligence systems that provide visibility to the key metrics in the operation of company and franchise restaurants. These systems play an integral role in accumulating and analyzing market information. We have labor scheduling systems to assist in managing labor hours based on forecasted sales volumes and inventory management systems, which enable timely and accurate deliveries of food and packaging to our restaurants. To support order accuracy and speed of service, our drive-thru restaurants use color order confirmation screens. We also have kiosks in many corporate and franchise Jack in the Box restaurants throughout our major markets that allow customers to place their order themselves using easy-to-follow steps on a touchscreen. Our Jack in the Box company and franchised restaurants utilize an interactive CBT system as the standard training tool for new hire training and periodic workstation re-certifications.
Advertising and Promotion
Jack in the Box. At Jack in the Box, we build brand awareness through our marketing and advertising programs and activities. These activities are supported primarily by contractual contributions from all company and franchise restaurants based on a percentage of sales. Activities to advertise restaurant products, promote brand awareness and attract customers include, but are not limited to, regional and local campaigns on television, national cable television, radio and print media, as well as Internet advertising on specific sites and broad-reach Web portals. Also, in recent years we began utilizing social media as a channel to better reach our target customers.
Qdoba Mexican Grill. At Qdoba, the goal of our advertising and marketing is to build brand awareness and generate traffic, and we seek to build brand advocates by delivering a great guest experience in the restaurants. While all restaurants contribute a small amount to a fund primarily used for production and development of brand assets, we do not have a national media fund. Advertising is done at the regional or local level whether company or franchise owned and operated, and is determined by the local ownership. Advertising is created at the brand level and the system operators can utilize these assets, or tap into our in-house graphic design department to create custom advertising that meets their particular communication objectives while adhering to brand standards. The majority of our marketing is done at the local level by engaging and partnering with local schools, sports teams, community organizations and businesses. We rely heavily on digital marketing and social media, and have a national presence on several social media networks.
Employees
At September 30, 2012, we had approximately 22,100 employees, of whom 20,800 were restaurant employees, 1,000 were corporate personnel, 200 were distribution employees and 100 were field management or administrative personnel. Employees are paid on an hourly basis, except certain restaurant management, operations and corporate management, and administrative personnel. We employ both full- and part-time restaurant employees in order to provide the flexibility necessary during peak periods of restaurant operations.
We have not experienced any significant work stoppages and believe our labor relations are good. We support our employees, including part-time workers, by offering competitive wages and benefits. Furthermore, we offer all hourly employees meeting certain minimum service requirements access to health coverage, including vision and dental benefits. As an additional incentive to our Jack in the Box hourly team members with more than a year of service, we pay a portion of their health insurance premiums.

Executive Officers
The following table sets forth the name, age, position and years with the Company of each person who is an executive officer of Jack in the Box Inc.:

Name	Age	Positions	Years with the Company
Linda A. Lang	54	Chairman of the Board and Chief Executive Officer	25
Leonard A. Comma	42	President and Chief Operating Officer	11
Jerry P. Rebel	55	Executive Vice President and Chief Financial Officer	9
Phillip H. Rudolph	54	Executive Vice President, General Counsel and Corporate Secretary	4
Mark H. Blankenship, Ph.D.	51	Senior Vice President and Chief Administrative Officer	15
Gary J. Beisler	56	Chief Executive Officer and President, Qdoba Restaurant Corporation	9
Carol A. DiRaimo	51	Vice President of Investor Relations and Corporate Communications	4
Paul D. Melancon	56	Vice President of Finance, Controller and Treasurer	7
The following sets forth the business experience of each executive officer for at least the last five years:
Ms. Lang has been Chairman of the Board and Chief Executive Officer since October 2005. She was also President from February 2010 until May 2012 and served as Chief Operating Officer from November 2003 to October 2005. She was Executive Vice President from July 2002 to November 2003, and held various officer-level positions with marketing or operations responsibilities from 1996 through 2002.
Mr. Comma has been President and Chief Operating Officer since May 2012. He was previously Executive Vice President and Chief Operating Officer from November 2010 to May 2012, and served as Senior Vice President and Chief Operating Officer from February 2010 to November 2010. Mr. Comma was Vice President Operations Division II from February 2007 to February 2010, Regional Vice President of the Company’s Southern California region from May 2006 to February 2007 and Director of Convenience-Store & Fuel Operations for the Company’s proprietary chain of Quick Stuff convenience stores from August 2001 to May 2006.
Mr. Rebel has been Executive Vice President and Chief Financial Officer since October 2005. He was previously Senior Vice President and Chief Financial Officer from January 2005 to October 2005 and Vice President and Controller of the Company from September 2003 to January 2005. Prior to joining the Company in 2003, Mr. Rebel held senior level positions with Fleming Companies, CVS Corporation and People’s Drugs. He has more than 30 years of corporate finance experience.
Mr. Rudolph has been Executive Vice President since February 2010 and General Counsel and Corporate Secretary since November 2007. Prior to joining the Company, Mr. Rudolph was Vice President and General Counsel for Ethical Leadership Group. He was previously a partner in the Washington, D.C. office of Foley Hoag, LLP, and a Vice President at McDonald’s Corporation where, among other roles, he served as U.S. and International General Counsel. Before joining McDonald’s, Mr. Rudolph spent 15 years with the law firm of Gibson, Dunn & Crutcher, LLP, the last six of which he spent as a litigation partner in the firm’s Washington, D.C. office. Mr. Rudolph has more than 29 years of legal experience.
Dr. Blankenship has been Senior Vice President and Chief Administrative Officer since October 2010. He was previously Vice President, Human Resources and Operational Services from October 2005 to October 2010 and Division Vice President, Human Resources from October 2001 to September 2005. Dr. Blankenship has more than 15 years of experience with the Company in various human resource and training positions.
Mr. Beisler has been Chief Executive Officer of Qdoba Restaurant Corporation since November 2000 and President since January 1999. He was Chief Operating Officer at Qdoba from April 1998 to December 1998. Mr. Beisler has more than 34 years of experience in the restaurant industry. Mr. Beisler has announced his intention to retire from Qdoba during fiscal 2013.
Ms. DiRaimo has been Vice President of Investor Relations and Corporate Communications since July 2008. She previously spent 14 years at Applebee’s International, Inc. where she held various positions including Vice President of Investor Relations from February 2004 to November 2007. Ms. DiRaimo has more than 29 years of corporate finance and public accounting experience, including positions with Gilbert/Robinson Restaurants, Inc. and Deloitte.
Mr. Melancon has been Vice President of Finance, Controller and Treasurer since September 2008. He was previously Vice President and Controller from July 2005 to September 2008. Before joining the Company, Mr. Melancon held senior financial positions at several major companies, including Guess?, Inc., Hyper Entertainment, Inc. (a subsidiary of Sony Corporation of America) and Sears, Roebuck and Co. Mr. Melancon has more than 30 years of experience in accounting and finance, including 11 years with Price Waterhouse.

Trademarks and Service Marks
The Jack in the Box and Qdoba Mexican Grill names are of material importance to us and each is a registered trademark and service mark in the United State and elsewhere. In addition, we have registered numerous service marks and trade names for use in our businesses, including the Jack in the Box logo, the Qdoba logo and various product names and designs.
Seasonality
Restaurant sales and profitability are subject to seasonal fluctuations because of factors such as vacation and holiday travel and events, seasonal weather conditions and crises, which affect the public’s dining habits.
Competition and Markets
The restaurant business is highly competitive and is affected by local and national economic conditions, including unemployment levels, population and socioeconomic trends, traffic patterns, competitive changes in a geographic area, changes in consumer dining habits and preferences, and new information regarding diet, nutrition and health that affect consumer spending habits. Key elements of competition in the industry are the quality and innovation in the food products offered, price and perceived value, quality of service experience, speed of service, personnel, advertising, name identification, restaurant location, and image and attractiveness of the facilities.
Each Jack in the Box and Qdoba restaurant competes directly and indirectly with a large number of national and regional restaurant chains some of whom have significantly greater financial resources, as well as with locally-owned and/or independent restaurants in the quick-service and the fast-casual segments, as well as other “food away from home” consumer options. In selling franchises, we compete with many other restaurant franchisors, some of whom have substantially greater financial resources.
Available Information
The Company’s primary website can be found at www.jackinthebox.com. We make available free of charge at this website (under the caption “Investors — SEC Filings”) all of our reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, including our Annual Report on Form 10-K, our Quarterly Reports on Form 10-Q and our Current Reports on Form 8-K, and amendments to those reports. These reports are made available on the website as soon as reasonably practicable after their filing with, or furnishing to, the Securities and Exchange Commission (“SEC”). You may read and copy any materials we file with the SEC at the SEC’s Public Reference Room at 100 F Street, NE, Washington, DC 20549. You may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. The SEC also maintains an Internet site that contains our reports, proxy and information statements, and other information at www.sec.gov.
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
We are also subject to federal, state and international laws regulating the offer and sale of franchises. Such laws impose registration and disclosure requirements on franchisors in the offer and sale of franchises, and may also apply substantive standards to the relationship between franchisor and franchisee, including limitations on the ability of franchisors to terminate franchises and alter franchise arrangements.
We are subject to the federal Fair Labor Standards Act and various state laws governing such matters as minimum wages, exempt status classification, overtime, breaks and other working conditions for company employees. A significant number of our food service personnel are paid at rates based on the federal and state minimum wage and, accordingly, increases in the minimum wage increase our labor costs. Federal and state laws may also require us to provide paid and unpaid leave to our employees, or healthcare or other employee benefits, which could result in significant additional expense to us. We are also subject to federal immigration laws requiring compliance with work authorization documentation and verification procedures.
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
Many of our Qdoba restaurants sell alcoholic beverages, which require licensing. The regulations governing licensing may impose requirements on licensees including minimum age of employees, hours of operation, and advertising and handling of alcoholic beverages. The failure of a Qdoba restaurant to obtain or retain a license could adversely affect the store’s results of operations.
We have processes in place to monitor compliance with applicable laws and regulations governing our operations.
ITEM 1A.  RISK FACTORS
We caution you that our business and operations are subject to a number of risks and uncertainties. The factors listed below are important factors that could cause our actual results to differ materially from our historical results and from projections in the forward-looking statements contained in this report, in our other filings with the Securities and Exchange Commission (“SEC”), in our news releases and in oral statements by our representatives. However, other factors that we do not anticipate or that we do not consider significant based on currently available information may also have an adverse effect on our results.
Risks Related to the Food Service Industry.  Food service businesses such as ours may be materially and adversely affected by changes in consumer preferences, national and regional economic, political and socioeconomic conditions and changes in consumer dining habits, whether based on new information regarding diet, nutrition and health, or otherwise. Adverse economic conditions, such as higher levels of unemployment, lower levels of consumer confidence and decreased discretionary spending may reduce restaurant traffic and sales and impose practical limits on pricing. If adverse economic conditions persist for an extended period of time, consumers may make long-lasting changes to their spending behavior. The impact of these factors may be exacerbated by the geographic profile of our Jack in the Box segment. Specifically, approximately 70% of the restaurants in our Jack in the Box system are located in the states of California and Texas. Economic conditions, state and local laws, government regulations, weather conditions or natural disasters affecting those states may therefore more greatly impact our results than would similar occurrences in other locations.
The performance of our business may also be adversely affected by factors such as:

•	seasonal sales fluctuations;

•	severe weather and other natural disasters;

•
unfavorable trends or developments concerning operating costs such as inflation, increased costs of food, labor, fuel, utilities, technology, insurance and employee benefits (including increases in hourly wages, healthcare costs, workers’ compensation and other insurance costs and premiums);

•	the impact of initiatives by competitors and increased competition generally;

•	lack of customer acceptance of new menu items or potential price increases necessary to cover higher input costs;

•	customers trading down to lower priced items and/or shifting to competitors with lower priced products;

•	the availability of qualified, experienced management and hourly employees; and

•	failure to anticipate or respond quickly to relevant market trends or to implement successful advertising and marketing programs.
In addition, if economic conditions deteriorate or if our operating results decline unexpectedly, we may be required to record impairment charges, which will negatively impact our results of operations for the periods in which they are recorded. Due to the foregoing or other factors, results for any one quarter are not necessarily indicative of results to be expected for any other quarter or for a full fiscal year. These fluctuations may cause our operating results to be below expectations of public market analysts and investors, and may adversely impact our stock price.
Risks Related to Food and Commodity Costs.  We are subject to volatility in food and commodity costs and availability. Accordingly, our profitability depends in part on our ability to anticipate and react to changes in food costs and availability, including changes in fuel costs and other supply and distribution costs. For example, prices for feed ingredients used to produce beef, chicken and pork could be adversely affected by changes in worldwide supply and demand or by regulatory mandates, leading to higher prices. Further, increases in fuel prices could result in increased distribution costs. In recent years, food and commodity costs increased significantly, outpacing general inflation and industry expectations, and volatile conditions are expected to continue in the future.
We seek to manage our food and commodity costs, including through extended fixed price contracts and strong category management and purchasing fundamentals. However, certain commodities such as beef and pork, which represent approximately 20% and 5%, respectively, of our overall commodity spend, do not lend themselves to fixed price contracts.

We cannot assure you that we will successfully enter into fixed price contracts on a timely basis or on commercially favorable pricing terms. In addition, although we have fixed price contracts for produce, we are subject to force majeure clauses resulting from weather or acts of God that may result in temporary spikes in costs.

Further, we cannot assure you that we will be able to successfully anticipate and react effectively to changing food and commodity costs by adjusting our purchasing practices or menu offerings. We also may not be able to pass along to our customers price increases as a result of adverse economic conditions, competitive pricing or other factors. Therefore, variability of food and other commodity costs could adversely affect our profitability and results of operations.
Although the number of Jack in the Box company-operated restaurants has decreased over the past several years as a result of our refranchising strategy, a significant number of our Jack in the Box restaurants and an increasing number of our Qdoba restaurants are company-operated, so we continue to have exposure to operating cost issues. Exposure to these fluctuating costs, including increases in commodity costs, could negatively impact our margins as well as franchise margins and franchisee financial health.
Risk Related to Our Brands and Reputation.  Multi-unit food service businesses such as ours can also be materially and adversely affected by widespread negative publicity of any type, particularly regarding food quality, nutritional content, safety or public health issues (such as epidemics or the prospect of a pandemic), obesity or other health concerns. Adverse publicity in these areas could damage the trust customers place in our brands. The increasingly widespread use of mobile communications and social media applications has amplified the speed and scope of adverse publicity and could hamper our ability to promptly correct misrepresentations or otherwise respond effectively to negative publicity.
To minimize the risk of foodborne illness, we have implemented a HACCP system for managing food safety and quality. Nevertheless, these risks cannot be completely eliminated. Any outbreak of such illness attributed to company or franchised restaurants, or within the food service industry, or any widespread negative publicity regarding our brands or the restaurant industry in general could cause a decline in our and our franchisees' restaurant sales and sales of franchisees, and could have a material adverse effect on our financial condition and results of operations.
In addition, the success of our business strategy depends on the value and relevance of our brands and reputation. If customers perceive that we and our franchisees fail to deliver a consistently positive and relevant experience, our brands could suffer. This could have an adverse effect on our business. Additionally, while we devote considerable efforts and resources to protecting our trademarks and other intellectual property, if these efforts are not successful, the value of our brands may be harmed. This could also have a material adverse effect on our business.
Supply and Distribution Risks.  Dependence on frequent deliveries of fresh produce and other food products subjects food service businesses such as ours to the risk that shortages or interruptions in supply could adversely affect the availability, quality and cost of ingredients or require us to incur additional costs to obtain adequate supplies. Our deliveries of supplies may be affected by adverse weather conditions, natural disasters, distributor or supplier financial or solvency issues, product recalls, or other issues. In addition, if any of our distributors, suppliers, vendors or other contractors fail to meet our quality standards or otherwise do not perform adequately, or if any one or more of such entities seeks to terminate its agreement or fails to perform as anticipated, or if there is any disruption in any of our distribution or supply relationships or operations for any reason, our business, financial condition and results of operations may be materially affected.
Risks Associated with Severe Weather and Natural Disasters.  Food service businesses such as ours can be materially and adversely affected by severe weather conditions, such as severe storms, hurricanes, flooding, prolonged drought or protracted heat or cold waves, and natural disasters, such as earthquakes and wild fires, and their aftermath. Any of these can result in:

•	lost restaurant sales when consumers stay home or are physically prevented from reaching the restaurants;

•	property damage, loss of product, and lost sales when locations are forced to close for extended periods of time;

•	interruptions in supply when distributors or vendors suffer damages or transportation is negatively affected; and

•	increased costs if agricultural capacity is diminished or if insurance recoveries do not cover all of our losses.
If systemic or widespread adverse changes in climate or weather patterns occur, we could experience more of these losses, and such losses could have a material adverse effect on our results of operations and financial condition.
Growth and Development Risks.  We intend to grow both Qdoba and Jack in the Box by developing additional company-owned restaurants and through new restaurant development by franchisees, both in existing markets and in new markets. Development involves substantial risks, including the risk of:

•	the inability to identify suitable franchisees;

•	limited availability of financing for the Company and for franchisees at acceptable rates and terms;

•	development costs exceeding budgeted or contracted amounts;

•	delays in completion of construction;

•	the inability to identify, or the unavailability of suitable sites on acceptable leasing or purchase terms;

•	developed properties not achieving desired revenue or cash flow levels once opened;

•	the negative impact of a new restaurant upon sales at nearby existing restaurants;

•	the challenge of developing in areas where competitors are more established or have greater penetration or access to suitable development sites;

•	incurring substantial unrecoverable costs in the event a development project is abandoned prior to completion;

•	impairment charges resulting from underperforming restaurants or decisions to curtail or cease investment in certain locations or markets;

•
in new geographic markets, where we have limited or no existing locations, the inability to successfully expand or acquire critical market presence for our brands, acquire name recognition, successfully market our products or attract new customers;

•	the challenge of identifying, recruiting and training qualified restaurant managers;

•	the inability to obtain all required permits;

•	changes in laws, regulations and interpretations, including interpretations of the requirements of the Americans with Disabilities Act; and

•	general economic and business conditions.
Although we manage our growth and development activities to help reduce such risks, we cannot assure that our present or future growth and development activities will perform in accordance with our expectations. Our inability to expand in accordance with our plans or to manage the risks associated with our growth could have a material adverse effect on our results of operations and financial condition.
Risks Related to Franchisee Financial and Business Operations.  The opening and continued success of franchise restaurants depends on various factors, including the demand for our franchises, the selection of appropriate franchisee candidates, the identification and availability of suitable sites, and negotiation of acceptable lease or purchase terms for new locations, permitting and regulatory compliance, the ability to meet construction schedules, the availability of financing, and the financial and other capabilities of our franchisees and developers. See “Growth and Development Risks” above. Despite our due diligence performed during the recruiting process, we cannot assure you that franchisees and developers planning the opening of franchise restaurants will have the business abilities or sufficient access to financial resources necessary to open the restaurants required by their agreements, or prove to be effective operators and remain aligned with us on operations, promotional or capital-intensive initiatives.
Our franchisees are contractually obligated to operate their restaurants in accordance with all applicable laws and regulations, as well as standards set forth in our agreements with them. However, franchisees are independent third parties whom we cannot and do not control. If franchisees do not successfully operate restaurants in a manner consistent with applicable laws and required standards, royalty, and in some cases rent, payments to us may be adversely affected. If customers have negative perceptions or experiences with operational execution, food quality or safety at our franchised locations, our brands' image and reputation could be harmed, which in turn could negatively impact our business and operating results.
As the number of franchised restaurants has increased and continues to increase, the percentage of our revenues derived from royalties and rents at franchise restaurants will increase, as will the risk that earnings could be negatively impacted by defaults in the payment of royalties and rents. In addition, franchisee business obligations may not be limited to the operation of Jack in the Box or Qdoba restaurants, making them subject to business and financial risks unrelated to the operation of our restaurants. These unrelated risks could adversely affect a franchisee's ability to make payments to us or to make payments on a timely basis. We cannot assure that franchisees will successfully participate in our strategic initiatives or operate their restaurants in a manner consistent with our concepts and standards. As compared to some of our competitors, our Jack in the Box brand has relatively fewer franchisees who, on average, operate more restaurants per franchisee. There are significant risks to our business if a franchisee, particularly one who operates a large number of restaurants, encounters financial difficulties or fails to adhere to our standards and projects an image inconsistent with our brands.
Risk Relating to Competition, Menu Innovation and Successful Execution of our Operational Strategies and Initiatives. We are focused on increasing same-store sales and average unit volumes as part of our long-term business plan.  These results are subject to a number of risks and uncertainties, including risks related to competition, menu innovation and the successful execution of our operational strategies and initiatives. The restaurant industry is highly competitive with respect to price, service, location, personnel, advertising, brand identification and the type, quality and innovativeness of menu items. There are many well-established competitors. Each of our restaurants competes directly and indirectly with a large number of national and regional restaurant chains, as well as with locally-owned and/or independent quick-service restaurants, fast-casual restaurants, casual dining restaurants, sandwich shops and similar types of businesses. The trend toward convergence in grocery, deli and restaurant services may increase the number of our competitors. Such increased competition could decrease the demand for our products and negatively affect our sales and profitability. Some of our competitors have substantially greater financial, marketing, operating and other resources than we have, which may give them a competitive advantage. Certain of our competitors have introduced a variety of new products and engaged in substantial price discounting in the past, and may adopt similar strategies in the future. In an effort to increase same-store sales, we continue to make improvements to our facilities, to implement new service and training initiatives, and to introduce new products and discontinue other menu items. However, there can be no assurance that our facility improvements will foster increases in sales and yield the desired return on investment, that our service initiatives or our overall strategies will be successful, that our menu offerings and promotions will generate sufficient customer interest or acceptance to increase sales, or that competitive product offerings, pricing and promotions will not have an adverse effect upon our margins, sales results and financial condition. In addition, the success of our strategy depends on, among other factors, our ability to motivate restaurant personnel and franchisees to execute our initiatives and achieve sustained high service levels.
Advertising and Promotion Risks.  Some of our competitors have greater financial resources, which enable them to purchase significantly more television and radio advertising than we are able to purchase. Should our competitors increase spending on advertising and promotion, should the cost of television or radio advertising increase or our advertising funds decrease for any reason, including reduced sales or implementation of reduced spending strategies, or should our advertising and promotion be less effective than our competitors, there could be a material adverse effect on our results of operations and financial condition. Also, the fragmentation in the media favored by our target consumers, including growing prevalence and importance of social and mobile media, poses challenges and risks for our marketing, advertising and promotional strategies. Failure to effectively tackle these challenges and risks could also have a materially adverse effect on our results.
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
Risks Related to Reducing Operating Costs. During 2012, we identified strategies and took steps to reduce operating costs to align with the increased Jack in the Box franchise ownership and further integration of Jack in the Box and Qdoba brands back office functions. These strategies include outsourcing certain functions, reducing headcount, and increasing shared back office services between our brands. We continue to evaluate and implement further cost-saving initiatives. However, the ability to reduce our operating costs through these initiatives is subject to risks and uncertainties, and we cannot assure that these activities, or any other activities that we may undertake in the future, will achieve the desired cost savings and efficiencies. Failure to achieve such desired savings could adversely affect our results of operations and financial condition.
Risks Related to Loss of Key Personnel.  We believe that our success will depend, in part, on our ability to attract and retain the services of skilled personnel, including key executives. The loss of services of any such personnel could have a material adverse effect on our business.
Risks Related to Government Regulations, Including Regulations Increasing Labor Costs.  The restaurant industry is subject to extensive federal, state and local governmental regulations. We are subject to regulations including but not limited to those related to:

•	the preparation, labeling, advertising and sale of food;

•	building and zoning requirements;

•	sanitation and safety standards;

•	employee healthcare requirements, including the implementation and uncertain legal, regulatory and cost implications of the Affordable Care Act;

•	labor and employment, including minimum wage, overtime, working conditions, employment eligibility and documentation, and other employee benefit and fringe benefit requirements;

•	the registration, offer, sale, termination and renewal of franchises;

•	truth-in-advertising, consumer protection and the security of information;

•	Americans with Disabilities Act;

•	payment card regulation and related industry rules;

•	liquor licenses; and

•	climate change, including the potential impact of greenhouse gases, water consumption, or a tax on carbon emissions.
The increasing amount and complexity of regulations may increase our labor costs, costs of compliance and our exposure to regulatory claims which, in turn, could have a material adverse effect on our business.
Risks Related to Computer Systems, Information Technology and Cyber Security.  We increasingly rely on computer systems and information technology to conduct our business. A material failure or interruption of service or a breach in security of our computer systems could cause reduced efficiency in operations, loss or misappropriation of data or business interruptions, or could impact delivery of food to restaurants or financial functions such as vendor payment or employee payroll. We have business continuity plans that attempt to anticipate and mitigate such failures, but it is possible that significant capital investment could be required to rectify these problems, or more likely that cash flows could be impacted, in the shorter term. Our security architecture is decentralized, such that payment card information is primarily confined to the restaurant where the specific transaction took place. However, a security breach involving our point of sale, personnel, franchise operations reporting or other systems could result in disclosure or theft of confidential customer or other data, loss of consumer confidence or potential costs, fines and litigation, including costs associated with consumer fraud or privacy breach. These risks may be magnified by the increased use of mobile communications and other new technologies, and are subject to increased and changing regulation. The costs of compliance, including increased investment in technology or personnel in order to protect valuable business or consumer information, may negatively impact our margins.
Risks Related to the Failure of Internal Controls.  We maintain a documented system of internal controls, which is reviewed and monitored by an Internal Controls Committee and tested by the Company’s full-time internal audit department. The internal audit department reports to the Audit Committee of the Board of Directors. We believe we have a well-designed system to maintain adequate internal controls on the business; however, we cannot be certain that our controls will be adequate in the future or that adequate controls will be effective in preventing or detecting all error and all fraud. A control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the control system’s objectives will be met. The design of any system of controls is based in part on certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. If our internal controls are ineffective, we may not be able to accurately report our financial results or prevent fraud. Any failures in the effectiveness of our internal controls could have a material adverse effect on our operating results or cause us to fail to meet reporting obligations.
Environmental and Land Risks and Regulations.  We own or lease the real properties on which our Jack in the Box company-operated restaurants are located, and either own or lease (and subsequently sublease to the franchisee) a majority of our Jack in the Box franchised restaurant sites. We lease the real properties upon which our company-operated Qdoba restaurants are located. We have engaged and may engage in real estate development projects. As is the case with any owner or operator of real property, we are subject to eminent domain proceedings that can impact the value of investments we have made in real property. In addition, we are subject to a variety of federal, state and local governmental regulations relating to the use, storage, discharge, emission and disposal of hazardous materials. Failure to comply with environmental laws could result in the imposition of severe penalties or restrictions on operations by governmental agencies or courts of law, which could adversely affect operations. We are unaware of any significant hazards on properties we own or have owned, or operate or have operated. Accordingly, we do not have environmental liability insurance for our restaurants, nor do we maintain a reserve to cover such events. In the event of the determination of contamination on such properties, the Company, as owner or operator, could be held liable for severe penalties and costs of remediation, and this could result in material liability.
Risks Related to Leverage.  As of September 30, 2012, the Company had a credit facility comprised of a $400 million revolving credit facility and a $165 million term loan. We could also request the issuance of up to $75.0 million in letters of credit. On November 5, 2012, we refinanced our existing facility and entered into an amended and restated credit agreement consisting of a $400.0 million revolving credit facility and a $200.0 million term loan facility. For additional information related to our new credit facility, refer to Note 21, Subsequent Events, of the notes to the consolidated financial statements. Increased leverage resulting from borrowings under our credit facility could have certain material adverse effects on the Company, including but not limited to the following:

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
Litigation.  We are subject to complaints or litigation brought by former, current or prospective employees, customers, franchisees, vendors, landlords, shareholders or others. We assess contingencies to determine the degree of probability and range of possible loss for potential accrual in our financial statements. An estimated loss contingency is accrued if it is probable that a liability has been incurred and the amount of loss can be reasonably estimated. Because lawsuits are inherently unpredictable and unfavorable resolutions could occur, assessing contingencies is highly subjective and requires judgments about future events. We regularly review contingencies to determine the adequacy of the accruals and related disclosures. However, the amount of ultimate loss may differ from these estimates. A judgment that is not covered by insurance or that is significantly in excess of our insurance coverage for any claims could materially adversely affect our financial condition or results of operations. In addition, regardless of whether any claims against us are valid or whether we are found to be liable, claims may be expensive to defend, and may divert management's attention away from operations and hurt our performance. Further, adverse publicity resulting from claims may harm our business or that of our franchisees.
ITEM 1B.  UNRESOLVED STAFF COMMENTS
None.
ITEM 2.  PROPERTIES
The following table sets forth information regarding our operating Jack in the Box and Qdoba restaurant properties as of September 30, 2012:

	Company- Operated	Franchise	Total
Company-owned restaurant buildings:
On company-owned land	52	184	236
On leased land	164	474	638
Subtotal	216	658	874
Company-leased restaurant buildings on leased land	647	861	1,508
Franchise directly-owned or directly-leased restaurant buildings	—	495	495
Total restaurant buildings	863	2,014	2,877
Our restaurant leases generally provide for fixed rental payments (with cost-of-living index adjustments) plus real estate taxes, insurance and other expenses. In addition, approximately 15% of our leases provide for contingent rental payments between 1% and 15% of the restaurant’s gross sales once certain thresholds are met. We have generally been able to renew our restaurant leases as they expire at then-current market rates. The remaining terms of ground leases range from approximately one year to 56 years, including optional renewal periods. The remaining lease terms of our other leases range from approximately one year to 45 years, including optional renewal periods. At September 30, 2012, our restaurant leases had initial terms expiring as follows:

	Number of Restaurants
Fiscal Year	Ground Leases	Land and Building Leases
2013 – 2017	168	576
2018 – 2022	240	685
2023 – 2027	164	136
2028 and later	66	111
Our principal executive offices are located in San Diego, California in an owned facility of approximately 150,000 square feet. We also own our 70,000 square foot Jack in the Box Innovation Center and approximately four acres of undeveloped land directly adjacent to it. Qdoba’s corporate support center is located in a leased facility in Wheat Ridge, Colorado. During fiscal 2012, we also leased six distribution centers. In connection with the outsourcing of our distribution business, two of these centers have been closed and the remaining four have been subleased or assigned to our third-party distributor.
ITEM 3.  LEGAL PROCEEDINGS
The Company is subject to normal and routine litigation brought by former, current or prospective employees, customers, franchisees, vendors, landlords, shareholders or others. The Company assesses contingencies to determine the degree of probability and range of possible loss for potential accrual in its financial statements. An estimated loss contingency is accrued in the financial statements if it is probable that a liability has been incurred and the amount of the loss can be reasonably estimated. Because litigation is inherently unpredictable, assessing contingencies is highly subjective and requires judgments about future events. When evaluating contingencies, we may be unable to provide a meaningful estimate due to a number of factors, including the procedural status of the matter in question, the presence of complex or novel legal theories, and/or the ongoing discovery and development of information important to the matters. In addition, damage amounts claimed in litigation against us may be unsupported, exaggerated or unrelated to possible outcomes, and as such are not meaningful indicators of our potential liability. The Company regularly reviews contingencies to determine the adequacy of the accruals and related disclosures. The ultimate amount of loss may differ from these estimates. Although the Company currently believes that the ultimate outcome of these matters will not have a material adverse effect on the results of operations, liquidity or financial position of the Company, it is possible that the results of operations, liquidity, or financial position of the Company could be materially affected in any particular future reporting period by the unfavorable resolution of one or more of these matters or contingencies.
ITEM 4. MINE SAFETY DISCLOSURES
Not applicable.

PART II

 ITEM 5.  MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
Market Information.  Our common stock is traded on the Nasdaq Global Select Market under the symbol “JACK.” The following table sets forth the high and low sales prices for our common stock during the fiscal quarters indicated, as reported on the NASDAQ — Composite Transactions:

	12 Weeks Ended			16 Weeks Ended
	September 30, 2012	July 8, 2012	April 15, 2012	January 22, 2012
High	$29.07	$28.07	$24.59	$22.67
Low	$25.39	$22.04	$21.01	$18.65
	12 Weeks Ended			16 Weeks Ended
	October 2, 2011	July 10, 2011	April 17, 2011	January 23, 2011
High	$24.17	$23.85	$24.51	$24.18
Low	$18.25	$19.60	$20.75	$19.81
Dividends.  We did not pay any cash or other dividends during the last three fiscal years and do not anticipate paying dividends in the foreseeable future. As of September 30, 2012, our credit agreement provided for up to $229.9 million for the potential payment of cash dividends and stock repurchases, subject to certain limitations based on our leverage ratio as defined in our credit agreement.
Stock Repurchases.  In November 2011, the Board of Directors (“Board”) approved a program to repurchase up to $100.0 million in shares of our common stock expiring November 2013. As of September 30, 2012, the aggregate remaining amount authorized for repurchase was $76.9 million. In November 2012, the Board authorized an additional $100.0 million repurchase program expiring November 2014.
On November 5, 2012, we refinanced our existing agreement and entered into an amended and restated credit agreement which provides for up to $500.0 million for stock repurchases and the potential payment of cash dividends, subject to certain limitations based on our leverage ratio.
The following table summarizes shares repurchased pursuant to this program during the quarter ended September 30, 2012:

	(a) Total Number of Shares Purchased	(b) Average Price Paid Per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Programs	(d) Maximum Dollar Value That May Yet Be Purchased Under These Programs
				$100,000,000
July 9, 2012 - August 5, 2012	—	$—	—	$100,000,000
August 6, 2012 - September 2, 2012	653,012	$25.92	653,012	$83,058,675
September 3, 2012 - September 30, 2012	229,963	$26.81	229,963	$76,887,763
Total	882,975	$26.15	882,975
Stockholders.  As of November 16, 2012, there were 614 stockholders of record.

Securities Authorized for Issuance Under Equity Compensation Plans.  The following table summarizes the equity compensation plans under which Company common stock may be issued as of September 30, 2012. Stockholders of the Company have approved all plans requiring such approval.

	(a) Number of securities to be issued upon exercise of outstanding options, warrants and rights (1)	(b) Weighted-average exercise price of outstanding options (1)	(c) Number of securities remaining for future issuance under equity compensation plans (excluding securities reflected in column (a))(2)
Equity compensation plans approved by security holders (3)	5,826,722	$22.95	4,091,934
 ____________________________

(1)
Includes shares issuable in connection with our outstanding stock options, performance-vested stock awards, nonvested stock awards and units, and non-management director deferred stock equivalents. The weighted-average exercise price in column (b) includes the weighted-average exercise price of stock options only.

(2)	Includes 118,845 shares that are reserved for issuance under our Employee Stock Purchase Plan.

(3)	For a description of our equity compensation plans, refer to Note 12, Share-Based Employee Compensation, of the notes to the consolidated financial statements.
Performance Graph.  The following graph compares the cumulative return to holders of the Company’s common stock at September 30th of each year to the yearly weighted cumulative return of a Peer Group Index and to the Standard & Poor’s (“S&P”) 500 Index for the same period. The below comparison assumes $100 was invested on September 30, 2007 in the Company’s common stock and in the comparison groups and assumes reinvestment of dividends. The Company paid no dividends during these periods.

	2007	2008	2009	2010	2011	2012
Jack in the Box Inc.	$100	$65	$63	$66	$61	$87
S&P 500 Index	$100	$78	$73	$80	$81	$105
Peer Group (1)	$100	$65	$72	$96	$113	$147
____________________________

(1)
The Peer Group Index comprises the following companies: Brinker International, Inc.; Chipotle Mexican Grill Inc.; Cracker Barrel Old Country Store, Inc.; Darden Restaurants Inc.; DineEquity, Inc.; Panera Bread Company; Ruby Tuesday, Inc.; Sonic Corp.; The Cheesecake Factory Inc.; and The Wendy’s Company.

ITEM 6.  SELECTED FINANCIAL DATA
Our fiscal year is 52 or 53 weeks, ending the Sunday closest to September 30. All years presented include 52 weeks, except 2010 which includes 53 weeks. The selected financial data reflects as discontinued operations, our distribution business for fiscal years 2008 through 2012 and Quick Stuff, a convenience store and fuel station concept sold in fiscal 2009, for fiscal years 2008 and 2009. The following selected financial data of Jack in the Box Inc. for each fiscal year was extracted or derived from our audited financial statements. This selected financial data should be read in conjunction with our audited consolidated financial statements and accompanying notes and Management’s Discussion and Analysis of Financial Condition and Results of Operations included elsewhere in this Annual Report on Form 10-K. Our consolidated financial information may not be indicative of our future performance.

	Fiscal Year
	2012	2011	2010	2009	2008
	(in thousands, except per share data)
Statements of Earnings Data:
Total revenues	$1,545,026	$1,662,339	$1,899,554	$2,168,961	$2,264,336

Total operating costs and expenses	$1,461,682	$1,578,403	$1,830,979	$2,018,172	$2,117,151
Gains on the sale of company-operated restaurants, net	(29,145)	(61,125)	(54,988)	(78,642)	(66,349)
Total operating costs and expenses, net	$1,432,537	$1,517,278	$1,775,991	$1,939,530	$2,050,802

Earnings from continuing operations	$62,972	$81,731	$71,038	$129,672	$116,533

Earnings per Share and Share Data:
Earnings per share from continuing operations:
Basic	$1.43	$1.66	$1.29	$2.28	$2.00
Diluted	$1.40	$1.63	$1.27	$2.25	$1.96
Weighted-average shares outstanding — Diluted (1)	44,948	50,085	55,843	57,733	59,445
Market price at year-end	$28.11	$19.92	$21.47	$20.07	$22.06
Other Operating Data:
Jack in the Box restaurants:
Company-operated average unit volume (2)	$1,557	$1,405	$1,297	$1,420	$1,439
Franchise-operated average unit volume (2)(3)	$1,313	$1,286	$1,287	$1,400	$1,410
System average unit volume (2)(3)	$1,379	$1,331	$1,292	$1,412	$1,429
Change in company-operated same-store sales	4.6%	3.1%	(8.6)%	(1.2)%	0.2%
Change in franchise-operated same-store sales (3)	3.0%	1.3%	(7.8)%	(1.3)%	0.1%
Change in system same-store sales (3)	3.4%	1.8%	(8.2)%	(1.3)%	0.2%
Qdoba restaurants:
Company-operated average unit volume (2)	$976	$922	$885	$905	$1,037
Franchise-operated average unit volume (2)(3)	$958	$987	$943	$905	$919
System average unit volume (2)(3)	$966	$961	$923	$905	$946
Change in company-operated same-store sales	2.8%	5.1%	0.8%	(5.0)%	3.3%
Change in franchise-operated same-store sales (3)	1.9%	5.4%	3.6%	(1.3)%	1.0%
Change in system same-store sales (3)	2.4%	5.3%	2.8%	(2.3)%	1.6%
Capital expenditures	$80,200	$129,312	$95,610	$153,500	$178,605
Balance Sheet Data (at end of period):
Total assets	$1,463,725	$1,432,322	$1,407,092	$1,455,910	$1,498,418
Long-term debt	$405,276	$447,350	$352,630	$357,270	$516,250
Stockholders’ equity	$411,945	$405,956	$520,463	$524,489	$457,111
 ____________________________

(1)	Weighted-average shares reflect the impact of common stock repurchases under Board-approved programs.

(2)	Fiscal 2010 average unit volumes have been adjusted to exclude the 53rd week for the purpose of comparison to other years.

(3)
Changes in same-store sales and average unit volume are presented for franchise restaurants and on a system-wide basis, which includes company and franchise restaurants. Franchise sales represent sales at franchise restaurants and are revenues of our franchisees. We do not record franchise sales as revenues; however, our royalty revenues are calculated based on a percentage of franchise sales. We believe franchise and system sales growth and average unit volume information is useful to investors as a significant indicator of the overall strength of our business as it incorporates our significant revenue drivers which are company and franchise same-store sales as well as net unit development. Company, franchise and system changes in same-store sales include the results of all restaurants that have been open more than one year.

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
Comparisons under this heading refer to the 52-week periods ended September 30, 2012 and October 2, 2011 for 2012 and 2011, respectively, and the 53-week period ended October 3, 2010 for 2010, unless otherwise indicated.
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
OVERVIEW
As of September 30, 2012, we operated and franchised 2,250 Jack in the Box restaurants, primarily in the western and southern United States, and 627 Qdoba restaurants throughout the United States.
Our primary source of revenue is from retail sales at Jack in the Box and Qdoba company-operated restaurants. We also derive revenue from Jack in the Box and Qdoba franchise restaurants, including royalties (based upon a percent of sales), rents and franchise fees. Historically, we also generated revenue from distribution sales of food and packaging commodities to franchisees; however this function has been outsourced, and franchisees who previously utilized our distribution services now purchase product directly from our distribution service providers or other approved suppliers. In addition, we recognize gains from the sale of company-operated restaurants to franchisees, which are presented as a reduction of operating costs and expenses, net in the accompanying consolidated statements of earnings.
The following summarizes the most significant events occurring in fiscal 2012 and certain trends compared to prior years:

•	Restaurant Sales. Sales at restaurants open more than one year (“same-store sales”) changed as follows:

	2012	2011	2010
Jack in the Box:
Company	4.6%	3.1%	(8.6)%
Franchise	3.0%	1.3%	(7.8)%
System	3.4%	1.8%	(8.2)%
Qdoba:
Company	2.8%	5.1%	0.8%
Franchise	1.9%	5.4%	3.6%
System	2.4%	5.3%	2.8%

•
Commodity Costs.  Commodity costs at Jack in the Box and Qdoba company restaurants increased approximately 2.7% and 4.3%, respectively, as compared to last year. We expect overall commodity costs to increase approximately 2%-3% in fiscal 2013 compared to fiscal 2012.

•	New Unit Development. We continued to grow our brands with the opening of new company and franchise-operated restaurants. In 2012, we opened 37 Jack in the Box and 58 Qdoba locations system-wide.

•
Franchising Program.  We refranchised 97 Jack in the Box restaurants, while Jack in the Box franchisees opened a total of 18 restaurants in 2012. Our Jack in the Box system was approximately 76% franchised at the end of fiscal 2012, and we plan to ultimately increase franchise ownership to approximately 80%. During fiscal 2012, we acquired 46 Qdoba franchised restaurants and Qdoba franchisees opened a total of 32 restaurants.

•
Restructuring Costs.  During fiscal 2012, we engaged in a comprehensive review of our organization structure, including evaluating opportunities for outsourcing, restructuring of certain functions and workforce reductions. As a result, restructuring charges of $15.5 million were recorded during fiscal 2012.

•
Distribution Outsourcing. During the fourth quarter of 2012, we began outsourcing our Jack in the Box distribution business. As a result, we recorded after-tax charges totaling $5.3 million, or $0.12 per diluted share, in the fourth quarter of fiscal 2012.

•
Share Repurchases.  Pursuant to share repurchase programs authorized by our Board of Directors, in 2012, we repurchased 1.2 million shares of our common stock at an average price of $24.36 per share, including the cost of brokerage fees.

FINANCIAL REPORTING
The losses for our distribution business are reflected as discontinued operations for all periods presented. Refer to Note 2, Discontinued Operations, in the notes to our consolidated financial statements for more information.
RESULTS OF OPERATIONS
The following table presents certain income and expense items included in our consolidated statements of earnings as a percentage of total revenues, unless otherwise indicated. Percentages may not add due to rounding.
CONSOLIDATED STATEMENTS OF EARNINGS DATA

	Fiscal Year
	2012	2011	2010
Revenues:
Company restaurant sales	78.9%	83.0%	87.8%
Franchise revenues	21.1%	17.0%	12.2%
Total revenues	100.0%	100.0%	100.0%
Operating costs and expenses, net:
Company restaurant costs:
Food and packaging (1)	32.8%	33.4%	31.8%
Payroll and employee benefits (1)	29.0%	30.0%	30.3%
Occupancy and other (1)	23.1%	23.9%	23.9%
Total company restaurant costs (1)	84.9%	87.3%	85.9%
Franchise costs (1)	51.0%	48.3%	45.4%
Selling, general and administrative expenses	14.7%	13.5%	12.8%
Impairment and other charges, net	2.1%	0.8%	2.6%
Gains on the sale of company-operated restaurants	(1.9)%	(3.7)%	(2.9)%
Earnings from operations	7.3%	8.7%	6.5%
Income tax rate (2)	32.7%	36.3%	34.0%
  ____________________________

(1)	As a percentage of the related sales and/or revenues.

(2)	As a percentage of earnings from continuing operations and before income taxes.

The following table presents Jack in the Box and Qdoba company restaurant sales, costs and costs as a percentage of the related sales. Percentages may not add due to rounding.
SUPPLEMENTAL COMPANY-OPERATED RESTAURANTS STATEMENTS OF EARNINGS DATA
(dollars in thousands)

	Fiscal Year
	2012		2011		2010
Jack in the Box:
Company restaurant sales	$943,990		$1,181,961		$1,518,434
Company restaurant costs:
Food and packaging	319,415	33.8%	403,209	34.1%	488,179	32.2%
Payroll and employee benefits	278,464	29.5%	358,917	30.4%	463,625	30.5%
Occupancy and other	205,134	21.7%	271,432	23.0%	353,056	23.3%
Total company restaurant costs	$803,013	85.1%	$1,033,558	87.4%	$1,304,860	85.9%
Qdoba:
Company restaurant sales	$275,224		$198,312		$150,093
Company restaurant costs:
Food and packaging	80,597	29.3%	57,581	29.0%	42,434	28.3%
Payroll and employee benefits	75,677	27.5%	55,546	28.0%	41,513	27.7%
Occupancy and other	76,382	27.8%	58,334	29.4%	45,010	30.0%
Total company restaurant costs	$232,656	84.5%	$171,461	86.5%	$128,957	85.9%
The following table summarizes the changes in the number and mix of Jack in the Box (“JIB”) and Qdoba company and franchise restaurants in each fiscal year:

	2012			2011			2010
	Company	Franchise	Total	Company	Franchise	Total	Company	Franchise	Total
Jack in the Box:
Beginning of year	629	1,592	2,221	956	1,250	2,206	1,190	1,022	2,212
New	19	18	37	15	16	31	30	16	46
Refranchised	(97)	97	—	(332)	332	—	(219)	219	—
Acquired from franchisees	—	—	—	—	—	—	1	(1)	—
Closed	(4)	(4)	(8)	(10)	(6)	(16)	(46)	(6)	(52)
End of year	547	1,703	2,250	629	1,592	2,221	956	1,250	2,206
% of JIB system	24%	76%	100%	28%	72%	100%	43%	57%	100%
% of consolidated system	63%	85%	78%	72%	82%	79%	84%	79%	81%
Qdoba:
Beginning of year	245	338	583	188	337	525	157	353	510
New	26	32	58	25	42	67	15	21	36
Acquired from franchisees	46	(46)	—	32	(32)	—	16	(16)	—
Closed	(1)	(13)	(14)	—	(9)	(9)	—	(21)	(21)
End of year	316	311	627	245	338	583	188	337	525
% of Qdoba system	50%	50%	100%	42%	58%	100%	36%	64%	100%
% of consolidated system	37%	15%	22%	28%	18%	21%	16%	21%	19%
Consolidated:
Total system	863	2,014	2,877	874	1,930	2,804	1,144	1,587	2,731
% of consolidated system	30%	70%	100%	31%	69%	100%	42%	58%	100%

Revenues
As we execute our Jack in the Box refranchising strategy, which includes the sale of restaurants to franchisees, we expect the number of company-operated restaurants and the related sales to decrease while revenues from franchise restaurants increase. As such, company restaurant sales decreased $161.1 million in 2012 and $288.3 million in 2011 as compared with the respective prior year. The decrease in restaurant sales in both years is due primarily to decreases in the average number of Jack in the Box company-operated restaurants, partially offset by an increase in the number of Qdoba company-operated restaurants and increases in average unit volumes (“AUVs”) at our Jack in the Box and Qdoba restaurants. The following table presents the approximate impact of these increases (decreases) on company restaurant sales and the effect of additional sales from a 53rd week in 2010 (in millions):

	2012 vs. 2011	2011 vs. 2010
Decrease in the average number of Jack in the Box restaurants	$(365.8)	$(431.7)
Jack in the Box AUV increase	127.8	120.8
Increase in the average number of Qdoba restaurants	65.2	45.0
Qdoba AUV increase	11.7	6.5
53rd week	—	(28.9)
Total decrease in company restaurant sales	$(161.1)	$(288.3)
Same-store sales at Jack in the Box company-operated restaurants increased 4.6% in 2012 and 3.1% in 2011, primarily driven by transaction growth and price increases. Same-store sales at Qdoba company-operated restaurants increased 2.8% in 2012 and 5.1% in 2011 primarily driven by price increases in 2012 and a combination of transaction growth, pricing and higher catering sales in 2011. The following table summarizes the change in company-operated same-store sales.

	Increase/(Decrease)
	2012 vs. 2011	2011 vs. 2010
Jack in the Box transactions	2.3%	3.2%
Jack in the Box average check (1)	2.3%	(0.1)%
Jack in the Box change in same-store sales	4.6%	3.1%

Qdoba change in same-store sales (2)	2.8%	5.1%
 ____________________________

(1)	Includes price increases of approximately 3.2% and 1.8% in 2012 and 2011, respectively.

(2)	Includes price increases of approximately 3.8% and 1.7% in 2012 and 2011, respectively.

Franchise revenues increased $43.7 million and $51.0 million in 2012 and 2011, respectively, as compared with the respective prior year. The increase in franchise revenues in both years primarily reflects an increase in the average number of Jack in the Box franchise restaurants, which contributed additional royalties and rents of approximately $48.2 million in 2012 and $53.5 million in 2011. In 2012, higher AUVs at Jack in the Box franchised restaurants also contributed to the increase and were more than offset by lower revenues from initial franchise fees of $10.4 million related to a decrease in the number of restaurants sold to and developed by franchisees. In 2011, the change in franchise revenues as compared with 2010 was also impacted by higher franchise fees from increases in the number of restaurants sold to and developed by franchises, an increase in re-image contributions to franchisees, which are recorded as a reduction of franchise revenues, and additional revenues in 2010 of $4.6 million from a 53rd week. The following table reflects the detail of our franchise revenues in each year and other information we believe is useful in analyzing the change in franchise revenues (dollars in thousands):

	2012	2011	2010
Royalties	$127,887	$109,422	$91,216
Rents	195,746	161,279	128,143
Re-image contributions to franchisees	(7,124)	(8,208)	(1,455)
Franchise fees and other	9,303	19,573	13,123
Franchise revenues	$325,812	$282,066	$231,027
% increase	15.5%	22.1%
Average number of franchise restaurants	1,952	1,707	1,424
% increase	14.4%	19.9%
Increase in franchise-operated same-store sales:
Jack in the Box	3.0%	1.3%
Qdoba	1.9%	5.4%
Royalties as a percentage of estimated franchise restaurant sales:
Jack in the Box	5.3%	5.3%	5.3%
Qdoba	5.0%	5.0%	5.0%
Operating Costs and Expenses
Food and packaging costs were 32.8% of company restaurant sales in 2012, 33.4% in 2011 and 31.8% in 2010. In 2012, higher commodity costs were more than offset by the benefit of price increases and a greater proportion of Qdoba company restaurants which generally have lower food and packaging costs than our Jack in the Box company restaurants. The increase in 2011 primarily relates to higher commodity costs and the unfavorable impact of product mix and promotions, partially offset by the benefit of selling price increases. Commodity costs increased as follows compared with the prior year:

	2012 vs. 2011	2011 vs. 2010
Jack in the Box	2.7%	4.7%
Qdoba	4.3%	7.0%
In 2012, commodity cost increases were driven by higher costs for most commodities other than produce and pork. In 2011, higher costs for beef, cheese, pork, dairy, eggs and shortening were partially offset by lower costs for poultry and bakery. Beef represents the largest portion, or approximately 20%, of the Company’s overall commodity spend, and we typically do not enter into fixed price contracts for our beef needs. For fiscal 2013, we currently expect beef costs to increase approximately 4%-5%, and overall commodities to be 2%-3% higher compared with fiscal 2012.
Payroll and employee benefit costs were 29.0% of company restaurant sales in 2012, 30.0% in 2011 and 30.3% in 2010. The decrease in 2012 reflects leverage from same-store sales increases, the benefits of refranchising and the favorable impact of recent Qdoba restaurant acquisitions. In 2011, the decrease relates to same-store sales increases and lower insurance costs, offset by increases in unemployment taxes and higher levels of staffing designed to improve the guest experience at our Jack in the Box restaurants.
Occupancy and other costs were 23.1% of company restaurant sales in 2012 and 23.9% in 2011 and 2010. The lower percent in 2012 and in 2011 are due primarily to leverage from same-store sales increases, the benefits of refranchising Jack in the Box restaurants and the favorable impact of recent acquisitions of Qdoba franchised restaurants. These benefits were partially offset in both years by higher depreciation expense related to the Jack in the Box re-image program. In 2012, the percentages were impacted by higher debit card fees and costs associated with the new menu board and uniform program at Jack in the Box restaurants.
Franchise costs, principally rents and depreciation on properties leased to Jack in the Box franchisees, increased $29.9 million in 2012 and $31.3 million in 2011, due primarily to our refranchising strategy. Franchise costs increased to 51.0% of the related revenues in 2012 from 48.3% in 2011 and 45.4% in 2010. The higher percentage in 2012 as compared with 2011 is primarily due to a decline in revenue from franchise fees and higher rent and depreciation expenses resulting from an increase in the percentage of locations we lease to franchisees, partially offset by lower re-image contributions to franchisees. The percent of sales increase in 2011 versus 2010 is primarily due to higher PSA depreciation expense for refranchised locations relating to our re-image program, an increase in re-image contributions to franchisees and higher rent and depreciation expense resulting from an increase in the percentage of locations we lease to franchisees. These increases were partially offset by the leverage provided from same-store sales growth and higher franchise fee revenue.
The following table presents the change in selling, general and administrative (“SG&A”) expenses in each year compared with the prior year (in thousands):

	Increase/(Decrease)
	2012 vs. 2011	2011 vs. 2010
Advertising	$(10,800)	$(17,867)
Refranchising strategy	(6,277)	(5,857)
Incentive compensation	12,291	2,202
Cash surrender value of COLI policies, net	(6,327)	2,818
Pension and postretirement benefits	2,893	(5,295)
Pre-opening costs	1,902	(512)
Qdoba general and administrative costs	4,131	4,430
Hurricane Ike insurance proceeds	—	4,223
53rd week	—	(3,597)
Other	4,537	655
	$2,350	$(18,800)
Our refranchising strategy has resulted in a decrease in the number of Jack in the Box company-operated restaurants and the related overhead expenses to manage and support those restaurants, including advertising costs, which are primarily contributions to our marketing funds determined as a percentage of restaurant sales. As such, advertising costs decreased at Jack in the Box and were partially offset by higher advertising expenses at Qdoba due to an increase in the number of company-operated restaurants, as well as same-store sales growth at Jack in the Box and Qdoba restaurants.
The higher levels of incentive compensation reflect improvements in the Company’s results compared with performance goals in 2012 and 2011. The cash surrender value of our Company-owned life insurance (“COLI”) policies, net of changes in our non-qualified deferred compensation obligation supported by these policies, are subject to market fluctuations. The changes in market values had a positive impact of $6.2 million in 2012 compared with a negative impact of $0.1 million in 2011 and a positive impact of $2.7 million in 2010. In 2012, the increase in pension and postretirement benefits principally relates to a decrease in the discount rate as compared with a year ago. In 2011, the decrease in pension and postretirement benefits expense principally relates to the curtailment of the Company’s qualified pension plan, whereby participants will no longer accrue benefits after December 31, 2015.
The increase in fiscal 2012 pre-opening costs primarily relates to higher expenses associated with restaurant openings in two new Jack in the Box markets, as well as an increase in the number of new Jack in the Box and Qdoba company-operated restaurants. In 2011, the decrease in pre-opening costs is primarily due to a decrease in the number of new company restaurants compared with fiscal 2010. Qdoba general and administrative costs increased primarily due to higher overhead to support our growing number of company-operated restaurants.
Impairment and other charges, net increased $20.3 million in 2012 and decreased $36.3 million in 2011 as compared to the respective prior year. The following table presents the components of impairment and other charges, net in each year (in thousands):

	2012	2011	2010
Impairment charges	$3,112	$1,367	$12,970
Losses on disposition of property and equipment, net	6,027	7,561	10,734
Costs of closed restaurants (primarily lease obligations) and other	8,332	3,655	25,160
Restructuring costs	15,461	—	—
	$32,932	$12,583	$48,864
The increase in 2012 primarily relates to restructuring costs incurred in connection with the comprehensive review of our organization structure, including evaluating opportunities for outsourcing, restructuring of certain functions and workforce reductions. Restructuring costs consist primarily of pension benefits and severance expenses related to a voluntary early retirement program (“VERP”) offered by the Company and involuntary employee termination costs. We expect to see the benefits of our restructuring activities, including our early retirement plan, in our cost structure beginning in fiscal 2013. To a lesser extent, adjustments made to certain sublease assumptions associated with our lease obligations for closed locations also contributed to the increase in 2012 versus a year ago. Fiscal 2010 included a charge of $28.0 million (primarily including future lease obligations of $19.0 million and property and equipment impairment charges of $8.4 million) related to the closure of 40 underperforming Jack in the Box restaurants. After consideration of the fiscal 2010 closure charge, impairment and other charges, net decreased an additional $8.2 million in 2011 due primarily to declines in costs related to our restaurant re-image and new logo program as this program neared completion and lower impairment charges for underperforming Jack in the Box restaurants as compared with 2010.
Gains on the sale of company-operated restaurants to franchisees, net are detailed in the following table (dollars in thousands):

	2012	2011	2010
Number of restaurants sold to franchisees	97	332	219
Gains on the sale of company-operated restaurants	$29,145	$61,125	$54,988
Average gain on restaurants sold	$300	$184	$251
In 2012, gains on the sale of company-operated restaurants include additional gains of $2.2 million recognized upon the extension of the underlying franchise and lease agreements related to four restaurants sold in a prior year. Gains were impacted by the number of restaurants sold and changes in average gains recognized, which relate to the specific sales and cash flows of those restaurants. The lower average gains in 2011 relate to the sale of markets with lower-than-average sales volumes and cash flows.
Interest Expense, Net
Interest expense, net is comprised of the following (in thousands):

	2012	2011	2010
Interest expense	$20,953	$18,165	$17,011
Interest income	(2,079)	(1,310)	(1,117)
Interest expense, net	$18,874	$16,855	$15,894
Interest expense, net increased $2.0 million in 2012 and $1.0 million in 2011. In 2012, the increase versus a year ago relates principally to higher average borrowings. The increase in 2011 is primarily attributable to an increase in the amortization of deferred finance fees related to the refinancing of our credit facility in 2010 and higher average borrowings, offset in part by lower average interest rates.
Income Taxes
The income tax provisions reflect effective tax rates of 32.7%, 36.3% and 34.0% of pretax earnings from continuing operations in 2012, 2011 and 2010, respectively. The changes in tax rates are primarily due to the market performance of insurance investment products used to fund certain non-qualified retirement plans. Changes in the cash value of the insurance products are not included in taxable income.
Earnings from Continuing Operations
Earnings from continuing operations were $63.0 million, or $1.40 per diluted share, in 2012; $81.7 million, or $1.63 per diluted share, in 2011; and $71.0 million, or $1.27 per diluted share, in 2010. We estimate that the extra week in fiscal 2010 benefited net earnings by approximately $1.8 million, or $0.03 per diluted share.
Losses from Discontinued Operations, Net
As described in Note 2, Discontinued Operations, in the notes to our consolidated financial statements, the losses from our distribution business have been reported as discontinued operations. In 2012, 2011 and 2010, losses from discontinued operations, net were $5.3 million, $1.1 million and $0.8 million, respectively. In fiscal 2012, losses from discontinued operations reflect after-tax charges of $5.3 million related to exit costs associated with outsourcing our distribution business, which reduced diluted earnings per share by approximately $0.12.
LIQUIDITY AND CAPITAL RESOURCES
General
Our primary sources of short-term and long-term liquidity are expected to be cash flows from operations, our revolving bank credit facility and the sale and leaseback of certain restaurant properties.

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
As is common in the restaurant industry, we maintain relatively low levels of accounts receivable and inventories and our vendors grant trade credit for purchases such as food and supplies. We also continually invest in our business through the addition of new units and refurbishment of existing units, which are reflected as long-term assets and not as part of working capital. As a result, we may at times maintain current liabilities in excess of current assets, which results in a working capital deficit.
Cash Flows
The table below summarizes our cash flows from operating, investing and financing activities for each of the past three fiscal years (in thousands):

	2012	2011	2010
Total cash provided by (used in):
Operating activities	$136,730	$124,260	$61,866
Investing activities	(81,516)	(35,802)	19,173
Financing activities	(58,169)	(87,641)	(123,434)
Increase (decrease) in cash and cash equivalents	$(2,955)	$817	$(42,395)
Operating Activities.  Operating cash flows increased $12.5 million in 2012 compared with 2011 due primarily to reductions in payments for income taxes ($11.8 million), an increase in minimum rent receipts from franchisees attributable to the timing of collections for October rents ($13.9 million) as well as an increase in net income adjusted for non-cash items ($19.6 million). The impact of these increases in cash flows were partially offset by an increase in payments for property rent related to fluctuations in the timing of payments for the month of October ($19.0 million) and pension contributions ($15.5 million).
In 2011, operating cash flows increased $62.4 million compared with 2010 due primarily to reductions in payments for the following: advertising due to a decrease in the number of company-operated restaurants ($30.3 million), income taxes ($33.2 million), property rent related to fluctuations in the timing of payments for the month of October ($25.0 million), pension contributions ($19.3 million) and bonuses ($13.6 million). The impact of these payment reductions were partially offset by a $20.6 million decrease in net income adjusted for non-cash items, a decrease in beverage incentives received resulting from a decline in the number of company-operated restaurants ($7.2 million) and a decrease in minimum rent receipts from franchisees attributable to the timing of collections for October rents ($10.7 million). Refer to the Results of Operations section of our MD&A for a discussion of factors leading to the changes in cash net income.
Investing Activities.  Cash flows used in investing activities increased $45.7 million in 2012 compared with 2011 due primarily to lower proceeds from the sale of Jack in the Box restaurants to franchisees and collections of notes receivable related to prior years’ refranchising activities, as well as an increase in cash used to acquire Qdoba franchise-operated restaurants. The impact of these decreases in cash flows were partially offset by a decrease in capital expenditures. In 2011, cash flows used in investing activities increased $55.0 million compared with 2010 due primarily to an increase in capital expenditures, lower proceeds from assets held for sale and leaseback and an increase in cash used to acquire Qdoba franchise-operated restaurants, partially offset by an increase in proceeds from the sale of Jack in the Box restaurants to franchisees and collections of notes receivables related to prior years’ refranchising activity.

Capital Expenditures — The composition of capital expenditures in each year follows (in thousands):

	2012	2011	2010
Jack in the Box:
New restaurants	$12,984	$13,248	$20,867
Restaurant facility improvements	32,961	73,758	50,724
Other, including corporate	10,634	18,070	10,447
	$56,579	$105,076	$82,038
Qdoba:
New restaurants	$17,437	$18,384	$9,755
Other, including corporate	6,184	5,852	3,817
	$23,621	$24,236	$13,572

Consolidated capital expenditures	$80,200	$129,312	$95,610
Our capital expenditure program includes, among other things, investments in new locations, restaurant remodeling, new equipment and information technology enhancements. In 2012, capital expenditures decreased $49.1 million due primarily to a decline in spending related to our Jack in the Box re-image and new logo program which was substantially completed in 2011 as well as lower spending for capital maintenance activities and corporate technology. In 2011, capital expenditures increased $33.7 million compared with 2010 due primarily to higher spending associated with our Jack in the Box restaurant re-image and new logo program, an increase in the number of new Qdoba restaurants developed, an increase in the number of Jack in the Box restaurants rebuilt and the implementation of a new supply-chain system. These increases were partially offset by a reduction in spending related to a decrease in the number of new Jack in the Box restaurants developed.
In fiscal 2013, capital expenditures are expected to be approximately $95-$105 million. We plan to open approximately 10 new Jack in the Box and 40-45 new Qdoba company-operated restaurants in 2013.
Sale of Company-Operated Restaurants — We have continued to expand franchise ownership in the Jack in the Box system primarily through the sale of company-operated restaurants to franchisees. The following table details proceeds received in connection with our refranchising activities (dollars in thousands):

	2012	2011	2010
Number of restaurants sold to franchisees	97	332	219
Cash	$47,115	$119,275	$66,152
Notes receivable	1,200	1,000	25,809
Total proceeds	$48,315	$120,275	$91,961
Average proceeds	$498	$362	$420
All fiscal years presented include financing provided to facilitate the closing of certain transactions. As of September 30, 2012, notes receivable related to refranchisings were $3.9 million. We expect total proceeds from the sale of Jack in the Box restaurants in 2013 to be minimal based on the number of remaining markets for sale.
Assets Held for Sale and Leaseback — We use sale and leaseback financing to lower the initial cash investment in our Jack in the Box restaurants to the cost of the equipment, whenever possible. The following table summarizes the cash flow activity related to sale and leaseback transactions in each year (dollars in thousands):

	2012	2011	2010
Number of restaurants sold and leased back	15	15	46
Proceeds from sale and leaseback transactions	$27,844	$28,536	$85,591
Purchases of assets intended for sale and leaseback	(35,927)	(31,798)	(40,243)
Net cash flows related to assets held for sale and leaseback	$(8,083)	$(3,262)	$45,348
As of September 30, 2012, we had investments of $45.4 million in approximately 25 operating and under-construction restaurant properties that we expect to sell and lease back during fiscal 2013.

Acquisition of Franchise-Operated Restaurants — In each year, we acquired Qdoba franchise restaurants in select markets where we believe there is continued opportunity for restaurant development. The following table details franchise-operated restaurant acquisition activity (dollars in thousands):

	2012	2011	2010
Number of restaurants acquired from franchisees	46	32	16
Cash used to acquire franchise-operated restaurants	$48,945	$31,077	$8,115
The purchase prices were primarily allocated to property and equipment, goodwill and reacquired franchise rights. For additional information, refer to Note 3, Summary of Refranchisings, Franchisee Development and Acquisitions, of the notes to the consolidated financial statements.
Franchise Finance, LLC (“FFE”) Loans to Franchisees — During fiscal 2012 and 2011, FFE processed loans to qualifying franchisees of $4.0 million and $14.5 million, respectively, for use in re-imaging their restaurants. These loans have terms ranging from five to seven years and bear a fixed or variable rate of interest. For additional information related to FFE, refer to Note 15, Variable Interest Entities, of the notes to the consolidated financial statements.
Financing Activities.  Cash used in financing activities decreased $29.5 million in 2012 and $35.8 million in 2011 as compared with the previous year. The decrease in 2012 is primarily attributed to a decrease in cash used to repurchase shares of common stock, partially offset by a decrease in borrowings under our credit facility. In 2011, the decrease is due primarily to higher debt payments in 2010 related to the refinancing of our credit facility, offset in part by cash used in 2011 to repurchase shares of our common stock and the change in our book overdraft.
Credit Facility — As of September 30, 2012, our credit facility comprised (i) a $400.0 million revolving credit facility and (ii) a term loan maturing on June 29, 2015, bearing interest at London Interbank Offered Rate (“LIBOR”) plus 2.50%. As part of the credit agreement, we could request the issuance of up to $75.0 million in letters of credit, the outstanding amount of which reduces the net borrowing capacity under the agreement. The credit facility required the payment of an annual commitment fee based on the unused portion of the credit facility. The credit facility’s interest rates and the annual commitment rate were based on a financial leverage ratio, as defined in the credit agreement. We could make voluntary prepayments of the loans under the revolving credit facility and term loan at any time without premium or penalty. Specific events, such as asset sales, certain issuances of debt and insurance and condemnation recoveries, could trigger a mandatory prepayment.
We are subject to a number of customary covenants under our credit facility, including limitations on additional borrowings, acquisitions, loans to franchisees, capital expenditures, lease commitments, stock repurchases, dividend payments and requirements to maintain certain financial ratios. We were in compliance with all covenants as of September 30, 2012.
At September 30, 2012, we had $165.0 million outstanding under the term loan, borrowings under the revolving credit facility of $250.0 million and letters of credit outstanding of $30.9 million. For additional information related to our credit facility, refer to Note 7, Indebtedness, of the notes to the consolidated financial statements.
Refinancing — In November 2012, we replaced our existing credit facility with a new five-year $600.0 million senior credit facility, comprised of a $400.0 million revolving credit facility and $200.0 million term loan, intended to provide a more flexible capital structure and take advantage of lower interest rates. Proceeds from the refinancing were used to retire the previous senior credit facility that was due in June 2015. As of the closing, approximately $220.0 million of the revolving credit facility was drawn and $200.0 million was outstanding on the term loan. Both will mature in November 2017, with the term loan having required principal payments of $20.0 million in each of the first four years after closing, and the balance due in the fifth year. The interest rate on the new senior credit facility is based on the Company’s leverage ratio and can range from LIBOR plus 1.75% to 2.25% with no floor. The initial interest rate is LIBOR plus 2.0%. For additional information related to our new credit facility, refer to Note 21, Subsequent Events, of the notes to the consolidated financial statements.
Interest Rate Swaps — To reduce our exposure to rising interest rates under our credit facility, we consider interest rate swaps. In August 2010, we entered into two forward-looking swaps that effectively convert $100.0 million of our variable rate term loan to a fixed-rate basis beginning September 2011 through September 2014. Based on the term loan’s applicable margin of 2.50% as of September 30, 2012, these agreements have an average pay rate of 1.54%, yielding a fixed rate of 4.04%. For additional information related to our interest rate swaps, refer to Note 6, Derivative Instruments, of the notes to the consolidated financial statements.
Repurchases of Common Stock — During 2012, 2011 and 2010, we repurchased approximately 1.2 million, 9.1 million and 4.9 million shares at an aggregate cost of $29.5 million, $193.1 million and $97.0 million, respectively. As of September 30, 2012, under a plan approved by the Board in November 2011, we had an aggregate amount of $76.9 million remaining for repurchases through November 2013. Subsequent to the end of fiscal 2012, we repurchased an additional 1.0 million shares at an aggregate cost of $26.9 million leaving $50.0 million remaining under the November 2011 authorization. In November 2012, the Board approved a new program to repurchase up to an additional $100.0 million in shares of our common stock through November 2014.
Off-Balance Sheet Arrangements
We are not a party to any off-balance sheet arrangements that have, or are reasonably likely to have, a current or future material effect on our financial condition, changes in financial condition, results of operations, liquidity, capital expenditures or capital resources.
Contractual Obligations and Commitments
The following is a summary of our contractual obligations and commercial commitments as of September 30, 2012 (in thousands):

	Payments Due by Year
	Total	Less than 1 year	1-3 years	3-5 years	After 5 years
Contractual Obligations:
Credit facility term loan (1)	$173,768	$18,185	$155,583	$—	$—
Revolving credit facility (1)	269,869	5,419	264,450	—	—
Capital lease obligations	8,542	1,532	2,637	2,269	2,104
Operating lease obligations	1,764,745	227,768	423,570	369,920	743,487
Purchase commitments (2)	743,334	404,100	157,200	120,510	61,524
Benefit obligations (3)	59,849	7,335	9,897	10,300	32,317
Unrecognized tax benefits	589	410	179	—	—
Total contractual obligations	$3,020,696	$664,749	$1,013,516	$502,999	$839,432
Other Commercial Commitments:
Stand-by letters of credit (4)	$30,929	$30,929	$—	$—	$—
  ____________________________

(1)	Includes interest expense estimated at interest rates in effect on September 30, 2012. Does not consider impact of the refinancing of our credit facility.

(2)	Includes purchase commitments for food, beverage, and packaging items.

(3)	Includes expected payments associated with our non-qualified defined benefit plan, postretirement benefit plans and our non-qualified deferred compensation plan through fiscal 2022.

(4)	Consists primarily of letters of credit for workers’ compensation and general liability insurance.
We maintain a noncontributory defined benefit pension plan (“Qualified Plan”) covering substantially all full-time employees hired before January 1, 2011. Our policy is to fund our Qualified Plan at amounts necessary to satisfy the minimum amount required by law, plus additional amounts as determined by management to improve the plan’s funded status. Contributions beyond fiscal 2012 will depend on pension asset performance, future interest rates, future tax law changes, and future changes in regulatory funding requirements. Based on the funding status of our Qualified Plan as of our last measurement date, there was no minimum contribution required. For additional information related to our pension plans, refer to Note 11, Retirement Plans, of the notes to the consolidated financial statements.

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
Long-lived Assets — Property, equipment and certain other assets, including amortized intangible assets, are reviewed for impairment when indicators of impairment are present. This review generally includes a restaurant-level analysis, except when we are actively selling a group of restaurants, in which case we perform our impairment evaluations at the group level. Impairment evaluations for individual restaurants take into consideration a restaurant’s operating cash flows, the period of time since a restaurant has been opened or remodeled, refranchising expectations, and the maturity of the related market. Impairment evaluations for a group of restaurants take into consideration the group’s expected future cash flows and sales proceeds from bids received, if any, or fair market value based on, among other considerations, the specific sales and cash flows of those restaurants. If the assets of a restaurant or group of restaurants subject to our impairment evaluation are not recoverable based upon the forecasted, undiscounted cash flows, we recognize an impairment loss as the amount by which the carrying value of the assets exceeds fair value. Our estimates of cash flows used to assess impairment are subject to a high degree of judgment and may differ from actual cash flows due to, among other things, economic conditions or changes in operating performance. During fiscal year 2012, impairment charges to write down certain assets to their estimated fair value were not material.
Retirement Benefits — Our defined benefit and other postretirement plans’ costs and liabilities are determined using several statistical and other factors, which attempt to anticipate future events, including assumptions about the discount rate and expected return on plan assets. Our discount rate is set annually by us, with assistance from our actuaries, and is determined by considering the average of pension yield curves constructed of a population of high-quality bonds with a Moody’s or Standard and Poor’s rating of “AA” or better meeting certain other criteria. As of September 30, 2012, our discount rate was 4.34% for our defined benefit and postretirement benefit plans. Our expected long-term rate of return on assets is determined taking into consideration our projected asset allocation and economic forecasts prepared with the assistance of our actuarial consultants. As of September 30, 2012, our assumed expected long-term rate of return was 7.25% for our qualified defined benefit plan. The actuarial assumptions used may differ materially from actual results due to changing market and economic conditions, higher or lower turnover and retirement rates or longer or shorter life spans of participants. These differences may affect the amount of pension expense we record. A hypothetical 25 basis point reduction in the assumed discount rate and expected long-term rate of return on plan assets would have resulted in an estimated increase of $2.0 million and $0.1 million, respectively, in our fiscal 2012 pension and postretirement plan expense. Excluding the additional costs for VERP incurred in fiscal 2012, we expect our pension and postretirement expense to increase $3.8 million in fiscal 2013 principally due to a decrease in our discount rate from 5.60% to 4.34%.
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
Share-based Compensation — We offer share-based compensation plans to attract, retain and incentivize key officers, non-employee directors and employees to work toward the financial success of the Company. Share-based compensation cost for our stock option grants is estimated at the grant date based on the award’s fair-value as calculated by an option pricing model and is recognized as expense ratably over the requisite service period. The option pricing models require various highly judgmental assumptions including volatility, forfeiture rates and expected option life. If any of the assumptions used in the model change significantly, share-based compensation expense may differ materially in the future from that recorded in the current period.
Goodwill and Other Intangibles — We evaluate goodwill and non-amortizing intangible assets annually, or more frequently if indicators of impairment are present. Our impairment analyses first include a qualitative assessment to determine whether events or circumstances indicate the carrying amount may not be recoverable. If this assessment results in a less-than 50% likelihood that impairment exists, then further analysis is not required. If the results of these analyses indicate otherwise, then we compare the fair value of the reporting unit for goodwill and the fair value of the intangible asset to their respective carrying values. If the determined fair values of the respective assets are less than the related carrying amounts, an impairment loss is recognized. The methods we use to estimate fair value include future cash flow assumptions, which may differ from actual cash flows due to, among other things, economic conditions or changes in operating performance. During the fourth quarter of fiscal 2012, we reviewed our goodwill and indefinite life intangible assets and determined that no impairment existed as of September 30, 2012.
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

FUTURE APPLICATION OF ACCOUNTING PRINCIPLES
In June 2011, the FASB issued ASU No. 2011-05, Presentation of Comprehensive Income, which was issued to enhance comparability between entities that report under U.S. GAAP and International Financial Reporting Standards, and to provide a more consistent method of presenting non-owner transactions that affect an entity’s equity. ASU 2011-05 eliminates the option to report other comprehensive income and its components in the statement of changes in stockholders’ equity and requires an entity to present the total of comprehensive income, the components of net income and the components of other comprehensive income either in a single continuous statement or in two separate but consecutive statements. This pronouncement is effective for fiscal years, and interim periods within those years, beginning after December 15, 2011. Early adoption of the new guidance is permitted, and full retrospective application is required. This pronouncement is not expected to have a material impact on our consolidated financial statements upon adoption.
Other accounting standards that have been issued or proposed by the FASB or other standards-setting bodies that do not require adoption until a future date are not expected to have a material impact on our consolidated financial statements upon adoption.
ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Our primary exposure to risks relating to financial instruments is changes in interest rates. Our previous credit facility was comprised of a revolving credit facility and a term loan, bearing interest at an annual rate equal to the prime rate or LIBOR plus an applicable margin based on a financial leverage ratio. As of September 30, 2012, the applicable margin for the LIBOR-based revolving loans and term loan was set at 2.50%. As a result of the refinancing of our credit facility, the applicable margin for our LIBOR-based revolving loans and term loan was reduced to 2.00%.
We use interest rate swap agreements to reduce exposure to interest rate fluctuations. In August 2010, we entered into two interest rate swap agreements that effectively convert $100.0 million of our variable rate term loan borrowings to a fixed-rate basis beginning September 2011 through September 2014. Based on the term loan’s applicable margin of 2.50% as of September 30, 2012, these agreements would have an average pay rate of 1.54%, yielding a fixed rate of 4.04%. Subsequent to the refinancing, our fixed rate of 4.04% was reduced to 3.54% reflecting the lower applicable margin under the new credit facility.
A hypothetical 100 basis point increase in short-term interest rates, based on the outstanding unhedged balance of our revolving credit facility and term loan at September 30, 2012, would result in an estimated increase of $3.2 million in annual interest expense.
We are also exposed to the impact of commodity and utility price fluctuations. Many of the ingredients we use are commodities or ingredients that are affected by the price of other commodities, weather, seasonality, production, availability and various other factors outside our control. In order to minimize the impact of fluctuations in price and availability, we monitor the primary commodities we purchase and may enter into purchasing contracts and pricing arrangements when considered to be advantageous. However, certain commodities remain subject to price fluctuations. We are exposed to the impact of utility price fluctuations related to unpredictable factors such as weather and various other market conditions outside our control. Our ability to recover in creased costs for commodities and utilities through higher prices is limited by the competitive environment in which we operate. From time to time, we enter into futures and option contracts to manage these fluctuations. At September 30, 2012, we had no such contracts in place.
ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
The consolidated financial statements and related financial information required to be filed are indexed on page F-1 and are incorporated herein.

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
None.
ITEM 9A.  CONTROLS AND PROCEDURES
Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures
Based on an evaluation of the Company’s disclosure controls and procedures (as defined in Rules 13(a)-15(e) and 15(d)-15(e) of the Securities Exchange Act of 1934, as amended), as of the end of the Company’s fiscal year ended September 30, 2012, the Company’s Chief Executive Officer and Chief Financial Officer (its principal executive officer and principal financial officer, respectively) have concluded that the Company’s disclosure controls and procedures were effective.
Changes in Internal Control Over Financial Reporting
There have been no significant changes in the Company’s internal control over financial reporting that occurred during the Company’s fiscal quarter ended September 30, 2012 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.
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
Management assessed the effectiveness of the Company’s internal control over financial reporting as of September 30, 2012. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control-Integrated Framework. Management has concluded that, as of September 30, 2012, the Company’s internal control over financial reporting was effective, at a reasonable assurance level, based on these criteria.
The Company’s independent registered public accounting firm, KPMG LLP, has issued an audit report on the effectiveness of our internal control over financial reporting, which follows.

Report of Independent Registered Public Accounting Firm
The Board of Directors and Stockholders
Jack in the Box Inc.:
We have audited the internal control over financial reporting of Jack in the Box Inc. (the Company) as of September 30, 2012, based on criteria established in Internal Control — Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.
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
In our opinion, Jack in the Box Inc. maintained, in all material respects, effective internal control over financial reporting as of September 30, 2012, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Jack in the Box Inc. and subsidiaries as of September 30, 2012 and October 2, 2011, and the related consolidated statements of earnings, cash flows, and stockholders’ equity for the fifty-two weeks ended September 30, 2012 and October 2, 2011, and the fifty-three weeks ended October 3, 2010, and our report dated November 21, 2012, expressed an unqualified opinion on those consolidated financial statements.
/s/    KPMG LLP
San Diego, California
November 21, 2012

ITEM 9B.  OTHER INFORMATION
None.
PART III
ITEM 10.  DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
That portion of our definitive Proxy Statement appearing under the captions “Election of Directors — Committees of the Board of Directors Member Qualifications” and “Section 16(a) Beneficial Ownership Reporting Compliance” to be filed with the Commission pursuant to Regulation 14A within 120 days after September 30, 2012 and to be used in connection with our 2013 Annual Meeting of Stockholders is hereby incorporated by reference.
Information regarding executive officers is set forth in Item 1 of Part I of this Report under the caption “Executive Officers.”
That portion of our definitive Proxy Statement appearing under the caption “Audit Committee,” relating to the members of the Company’s Audit Committee and the members of the Audit Committee who qualify as financial experts, is also incorporated herein by reference.
That portion of our definitive Proxy Statement appearing under the caption “Other Business,” relating to the procedures by which stockholders may recommend candidates for director to the Nominating and Governance Committee of the Board of Directors, is also incorporated herein by reference.
We have adopted a Code of Ethics, which applies to all Jack in the Box Inc. directors, officers and employees, including the Chief Executive Officer, Chief Financial Officer, Controller and all of the financial team. The Code of Ethics is posted on the Company’s website, www.jackinthebox.com (under the “Investors — Corporate Governance — Code of Conduct” caption) and in print free of charge to any stockholder upon request. We intend to satisfy the disclosure requirement regarding any amendment to, or waiver of, a provision of the Code of Ethics for the Chief Executive Officer, Chief Financial Officer and Controller or persons performing similar functions, by posting such information on our website. No such waivers have been issued during fiscal 2012.
We have also adopted a set of Corporate Governance Principles and Practices and charters for all of our Board Committees, including the Audit, Compensation, and Nominating and Governance Committees. The Corporate Governance Principles and Practices and committee charters are available on our website at www.jackinthebox.com and in print free of charge to any shareholder who requests them. Written requests for our Code of Business Conduct and Ethics, Corporate Governance Principles and Practices and committee charters should be addressed to Jack in the Box Inc., 9330 Balboa Avenue, San Diego, California 92123, Attention: Corporate Secretary.
ITEM 11.  EXECUTIVE COMPENSATION
That portion of our definitive Proxy Statement appearing under the caption “Executive Compensation,” “Compensation Committee Interlocks and Insider Participation” and “Compensation Committee Report” to be filed with the Commission pursuant to Regulation 14A within 120 days after September 30, 2012 and to be used in connection with our 2013 Annual Meeting of Stockholders is hereby incorporated by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
That portion of our definitive Proxy Statement appearing under the caption “Security Ownership of Certain Beneficial Owners and Management” to be filed with the Commission pursuant to Regulation 14A within 120 days after September 30, 2012 and to be used in connection with our 2013 Annual Meeting of Stockholders is hereby incorporated by reference. Information regarding equity compensation plans under which company common stock may be issued as of September 30, 2012 is set forth in Item 5 of this Report.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
That portion of our definitive Proxy Statement appearing under the caption “Certain Transactions,” if any, to be filed with the Commission pursuant to Regulation 14A within 120 days after September 30, 2012 and to be used in connection with our 2013 Annual Meeting of Stockholders is hereby incorporated by reference.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES
That portion of our definitive Proxy Statement appearing under the caption “Independent Registered Public Accounting Fees and Services” to be filed with the Commission pursuant to Regulation 14A within 120 days after September 30, 2012 and to be used in connection with our 2013 Annual Meeting of Stockholders is hereby incorporated by reference.
PART IV
ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES
ITEM 15(a) (1) Financial Statements. See Index to Consolidated Financial Statements on page F-1 of this Report.
ITEM 15(a) (2) Financial Statement Schedules. None.

ITEM 15(a) (3) Exhibits.

Number	Description	Form	Filed with SEC
3.1	Restated Certificate of Incorporation, as amended, dated September 21, 2007	10-K	11/20/2009

3.1.1	Certificate of Amendment of Restated Certificate of Incorporation dated September 21, 2007	8-K	9/24/2007

3.2	Amended and Restated Bylaws dated April 9, 2012	8-K	4/10/2012

10.1.1	Credit Agreement dated as of June 29, 2010 by and among Jack in the Box Inc. and the lenders named therein	8-K	7/1/2010

10.1.2	Collateral Agreement dated as of June 29, 2010 by and among Jack in the Box Inc. and the lenders named therein	8-K	7/1/2010

10.1.3	Guaranty Agreement dated as of June 29, 2010 by and among Jack in the Box Inc. and the lenders named therein	8-K	7/1/2010

10.1.4	First Amendment to the Credit Agreement dated as of February 16, 2012 by and among Jack in the Box Inc. and the lenders named therein	10-Q	2/23/2012

10.1.5	Credit Agreement dated as of November 5, 2012, among Jack in the Box Inc., Wells Fargo Bank, National Association, as administrative agent, and the other lender and agent parties thereto	8-K	11/8/2012

10.1.6
Reaffirmation and Amendment Agreement dated as of November 5, 2012, among Jack in the Box Inc., Wells Fargo Bank, National Association, as administrative agent, and the subsidiaries of Jack in the Box Inc. party thereto
		8-K	11/8/2012

10.2*	Form of Compensation and Benefits Assurance Agreement for Executives	10-Q	2/20/2008

10.2.1*	Form of Revised Compensation and Benefits Assurance Agreement for certain officers	10-Q	5/17/2012

10.3*	Amended and Restated Supplemental Executive Retirement Plan	10-Q	2/18/2009

10.4*	Amended and Restated Executive Deferred Compensation Plan	10-Q	2/18/2009

10.5*	Amended and Restated Deferred Compensation Plan for Non-Management Directors	10-K	11/22/2006

10.6*	Amended and Restated Non-Employee Director Stock Option Plan dated September 17, 1999	10-K	12/2/1999

10.7*	Jack in the Box Inc. 2002 Stock Incentive Plan	DEF 14A	1/18/2002

10.7.1*	Form of Restricted Stock Award for certain executives under the 2002 Stock Incentive Plan	10-Q	4/3/2003

10.8*	Amended and Restated 2004 Stock Incentive Plan	DEF 14A	1/12/2012

10.8.1*	Form of Restricted Stock Award for officers and certain members of management under the 2004 Stock Incentive Plan	10-Q	8/5/2009

10.8.1(a)*	Form of Restricted Stock Award for executives of Qdoba Restaurant Corporation under the 2004 Stock Incentive Plan	10-Q	8/5/2009

10.8.2*	Form of Stock Option Agreement under the 2004 Stock Incentive Plan	10-Q	8/5/2009

10.8.2(a)*	Form of Stock Option Award for officers of Qdoba Restaurant Corporation under the 2004 Stock Incentive Plan	10-Q	8/5/2009

10.8.3*	Jack in the Box Inc. Non-Employee Director Stock Option Award Agreement under the 2004 Stock Incentive Plan	8-K	11/15/2005

Number	Description	Form	Filed with SEC
10.8.4(a)*	Form of Restricted Stock Unit Award Agreement for Non-Employee Director under the 2004 Stock Incentive Plan	10-K	11/20/2009

10.8.5*	Form of Time-Vested Restricted Stock Unit Award Agreement under the 2004 Stock Incentive Plan	10-K	11/24/2010

10.8.6*	Form of Performance Unit Award Agreement under the 2004 Stock Incentive Plan	10-Q	5/14/2008

10.8.7*	Form of Stock Option and Performance Unit Awards Agreement under the 2004 Stock Incentive Plan	10-K	11/20/2009

10.8.8*	Form of Stock Option and Performance Share Awards Agreement under the 2004 Stock Incentive Plan	10-Q	2/23/2012

10.9*	Form of Qdoba Unit Award Agreement	10-K	11/24/2010

10.10.1*	Amended and Restated Performance Bonus Incentive Plan effective October 4, 2010	DEF 14A	1/13/2011

10.10.2*	Memorandum of Understanding clarifying date of Gary J. Beisler’s employment with Qdoba Restaurant Corporation	10-Q	2/24/2011

10.11*	Form of Amended and Restated Indemnification Agreement between the registrant and individual directors, officers and key employees	10-Q	8/10/2012

23.1	Consent of Independent Registered Public Accounting Firm	_____	Filed herewith

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	_____	Filed herewith

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	_____	Filed herewith

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	_____	Filed herewith

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	_____	Filed herewith

101.INS£	XBRL Instance Document

101.SCH£	XBRL Taxonomy Extension Schema Document

101.CAL£	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF£	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB£	XBRL Taxonomy Extension Label Linkbase Document

101.PRE£	XBRL Taxonomy Extension Presentation Linkbase Document

* Management contract or compensatory plan.
£ In accordance with Regulation S-T, the XBRL-related information in Exhibit 101 to this Annual Report on Form 10-K shall be deemed to be “furnished” and not “filed.”

 ITEM 15(b) All required exhibits are filed herein or incorporated by reference as described in Item 15(a)(3).

 ITEM 15(c) All schedules have been omitted as the required information is inapplicable, immaterial or the information is presented in the consolidated financial statements or related notes.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

JACK IN THE BOX INC.
By:	/S/ JERRY P. REBEL
Jerry P. Rebel Executive Vice President and Chief Financial Officer (principal financial officer) (Duly Authorized Signatory)
November 21, 2012
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

Signature	Title	Date

/S/ LINDA A. LANG	Chairman of the Board and Chief Executive Officer (principal executive officer)	November 21, 2012
Linda A. Lang

/S/ JERRY P. REBEL	Executive Vice President and Chief Financial Officer (principal financial officer and principal accounting officer)	November 21, 2012
Jerry P. Rebel

/S/ DAVID L. GOEBEL	Director	November 21, 2012
David L. Goebel

/S/ MADELEINE A. KLEINER	Director	November 21, 2012
Madeleine A. Kleiner

/S/ MICHAEL W. MURPHY	Director	November 21, 2012
Michael W. Murphy

/S/ JAMES M. MYERS	Director	November 21, 2012
James M. Myers

/S/ DAVID M. TEHLE	Director	November 21, 2012
David M. Tehle

/S/ WINIFRED M. WEBB	Director	November 21, 2012
Winifred M. Webb

/S/ JOHN T. WYATT	Director	November 21, 2012
John T. Wyatt

Schedules not filed: All schedules have been omitted as the required information is inapplicable, immaterial or the information is presented in the consolidated financial statements or related notes.

Report of Independent Registered Public Accounting Firm
The Board of Directors and Stockholders
Jack in the Box Inc.:
We have audited the accompanying consolidated balance sheets of Jack in the Box Inc. and subsidiaries (the Company) as of September 30, 2012 and October 2, 2011, and the related consolidated statements of earnings, cash flows, and stockholders’ equity for the fifty-two weeks ended September 30, 2012 and October 2, 2011, and the fifty-three weeks ended October 3, 2010. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.
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
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Jack in the Box Inc. and subsidiaries as of September 30, 2012 and October 2, 2011, and the results of their operations and their cash flows for the fifty-two weeks ended September 30, 2012 and October 2, 2011, and the fifty-three weeks ended October 3, 2010, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the internal control over financial reporting of Jack in the Box Inc. as of September 30, 2012, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated November 21, 2012, expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.
/s/ KPMG LLP
San Diego, California
November 21, 2012

JACK IN THE BOX INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Dollars in thousands, except per share data)

	September 30, 2012	October 2, 2011
ASSETS
Current assets:
Cash and cash equivalents	$8,469	$11,424
Accounts and other receivables, net	78,798	86,213
Inventories	7,752	7,529
Prepaid expenses	32,821	18,737
Deferred income taxes	26,932	45,520
Assets held for sale and leaseback	45,443	51,793
Assets of discontinued operations held for sale	30,591	35,443
Other current assets	375	1,793
Total current assets	231,181	258,452
Property and equipment, at cost:
Land	109,295	105,314
Buildings	1,054,967	1,023,858
Restaurant and other equipment	328,031	337,708
Construction in progress	37,357	44,660
	1,529,650	1,511,540
Less accumulated depreciation and amortization	(708,858)	(660,155)
Property and equipment, net	820,792	851,385
Intangible assets, net	17,206	17,495
Goodwill	140,622	105,872
Other assets, net	253,924	199,118
	$1,463,725	$1,432,322
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current maturities of long-term debt	$15,952	$21,148
Accounts payable	94,713	94,348
Accrued liabilities	164,637	167,487
Total current liabilities	275,302	282,983
Long-term debt, net of current maturities	405,276	447,350
Other long-term liabilities	371,202	290,723
Deferred income taxes	—	5,310
Stockholders’ equity:
Preferred stock $0.01 par value, 15,000,000 shares authorized, none issued	—	—
Common stock $0.01 par value, 175,000,000 shares authorized, 75,827,894 and 74,992,487 issued, respectively	758	750
Capital in excess of par value	221,100	202,684
Retained earnings	1,120,671	1,063,020
Accumulated other comprehensive loss	(136,013)	(95,940)
Treasury stock, at cost, 31,955,606 and 30,746,099 shares, respectively	(794,571)	(764,558)
Total stockholders’ equity	411,945	405,956
	$1,463,725	$1,432,322
See accompanying notes to consolidated financial statements.

JACK IN THE BOX INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF EARNINGS
(In thousands, except per share data)

	Fiscal Year
	2012	2011	2010
Revenues:
Company restaurant sales	$1,219,214	$1,380,273	$1,668,527
Franchise revenues	325,812	282,066	231,027
	1,545,026	1,662,339	1,899,554
Operating costs and expenses, net:
Company restaurant costs:
Food and packaging	400,012	460,790	530,613
Payroll and employee benefits	354,141	414,463	505,138
Occupancy and other	281,516	329,766	398,066
Total company restaurant costs	1,035,669	1,205,019	1,433,817
Franchise costs	166,078	136,148	104,845
Selling, general and administrative expenses	227,003	224,653	243,453
Impairment and other charges, net	32,932	12,583	48,864
Gains on the sale of company-operated restaurants	(29,145)	(61,125)	(54,988)
	1,432,537	1,517,278	1,775,991
Earnings from operations	112,489	145,061	123,563
Interest expense, net	18,874	16,855	15,894
Earnings from continuing operations and before income taxes	93,615	128,206	107,669
Income taxes	30,643	46,475	36,631
Earnings from continuing operations	62,972	81,731	71,038
Losses from discontinued operations, net of income tax benefit	(5,321)	(1,131)	(828)
Net earnings	$57,651	$80,600	$70,210
Net earnings per share — basic:
Earnings from continuing operations	$1.43	$1.66	$1.29
Losses from discontinued operations	(0.12)	(0.02)	(0.01)
Net earnings per share	$1.31	$1.63	$1.28
Net earnings per share — diluted:
Earnings from continuing operations	$1.40	$1.63	$1.27
Losses from discontinued operations	(0.12)	(0.02)	(0.01)
Net earnings per share	$1.28	$1.61	$1.26
Weighted-average shares outstanding:
Basic	43,999	49,302	55,070
Diluted	44,948	50,085	55,843
See accompanying notes to consolidated financial statements.

JACK IN THE BOX INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in thousands)

	Fiscal Year
	2012	2011	2010
Cash flows from operating activities:
Net earnings	$57,651	$80,600	$70,210
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	97,958	96,147	101,514
Deferred finance cost amortization	2,695	2,554	1,658
Deferred income taxes	(6,615)	(12,832)	(27,554)
Share-based compensation expense	6,883	8,062	10,605
Pension and postretirement expense	33,526	23,845	29,140
Losses (gains) on cash surrender value of company-owned life insurance	(12,137)	1,094	(6,199)
Gains on the sale of company-operated restaurants	(29,145)	(61,125)	(54,988)
Gains on the acquisition of franchise-operated restaurants	—	(426)	—
Losses on the disposition of property and equipment	6,281	7,650	10,757
Impairment charges and other	9,403	1,367	12,970
Loss on early retirement of debt	—	—	513
Changes in assets and liabilities, excluding acquisitions and dispositions:
Accounts and other receivables	3,497	(26,116)	(8,174)
Inventories	4,334	(1,540)	284
Prepaid expenses and other current assets	(12,849)	19,163	(22,967)
Accounts payable	(3,264)	1,498	(2,219)
Accrued liabilities	247	2,446	(36,934)
Pension and postretirement contributions	(20,318)	(4,790)	(24,072)
Other	(1,417)	(13,337)	7,322
Cash flows provided by operating activities	136,730	124,260	61,866
Cash flows from investing activities:
Purchases of property and equipment	(80,200)	(129,312)	(95,610)
Purchases of assets intended for sale and leaseback	(35,927)	(31,798)	(40,243)
Proceeds from sale and leaseback of assets	27,844	28,536	85,591
Proceeds from the sale of company-operated restaurants	47,115	119,275	66,152
Collections on notes receivable	12,230	20,848	8,322
Disbursements for loans to franchisees	(3,977)	(14,473)	—
Acquisition of franchise-operated restaurants	(48,945)	(31,077)	(8,115)
Other	344	2,199	3,076
Cash flows provided by (used in) investing activities	(81,516)	(35,802)	19,173
Cash flows from financing activities:
Borrowings on revolving credit facilities	576,380	721,160	881,000
Repayments of borrowings on revolving credit facilities	(602,540)	(605,000)	(721,000)
Proceeds from issuance of debt	—	—	200,000
Principal repayments on debt	(21,110)	(13,760)	(418,836)
Debt issuance costs	(741)	(989)	(9,548)
Proceeds from issuance of common stock	10,167	5,530	5,186
Repurchases of common stock	(30,013)	(193,099)	(97,000)
Excess tax benefits from share-based compensation arrangements	1,115	1,290	2,037
Change in book overdraft	8,573	(2,773)	34,727
Cash flows used in financing activities	(58,169)	(87,641)	(123,434)
Net increase (decrease) in cash and cash equivalents	(2,955)	817	(42,395)
Cash and cash equivalents at beginning of period	11,424	10,607	53,002
Cash and cash equivalents at end of period	$8,469	$11,424	$10,607
See accompanying notes to consolidated financial statements.

JACK IN THE BOX INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(Dollars in thousands)

	Number of Shares	Amount	Capital in Excess of Par Value	Retained Earnings	Accumulated Other Comprehensive Loss, Net	Treasury Stock	Total
Balance at September 27, 2009	73,987,070	$740	$169,440	$912,210	$(83,442)	$(474,459)	$524,489
Shares issued under stock plans, including tax benefit	474,562	5	7,499	—	—	—	7,504
Share-based compensation	—	—	10,605	—	—	—	10,605
Purchases of treasury stock	—	—	—	—	—	(97,000)	(97,000)
Comprehensive income:
Net earnings	—	—	—	70,210	—	—	70,210
Unrealized gains on interest rate swaps, net	—	—	—	—	2,401	—	2,401
Effect of actuarial losses and prior service cost, net	—	—	—	—	2,254	—	2,254
Total comprehensive income	—	—	—	70,210	4,655	—	74,865
Balance at October 3, 2010	74,461,632	745	187,544	982,420	(78,787)	(571,459)	520,463
Shares issued under stock plans, including tax benefit	530,855	5	7,078	—	—	—	7,083
Share-based compensation	—	—	8,062	—	—	—	8,062
Purchases of treasury stock	—	—	—	—	—	(193,099)	(193,099)
Comprehensive income:
Net earnings	—	—	—	80,600	—	—	80,600
Unrealized losses on interest rate swaps, net	—	—	—	—	(1,199)	—	(1,199)
Effect of actuarial losses and prior service cost, net	—	—	—	—	(15,954)	—	(15,954)
Total comprehensive income	—	—	—	80,600	(17,153)	—	63,447
Balance at October 2, 2011	74,992,487	750	202,684	1,063,020	(95,940)	(764,558)	405,956
Shares issued under stock plans, including tax benefit	835,407	8	11,533	—	—	—	11,541
Share-based compensation	—	—	6,883	—	—	—	6,883
Purchases of treasury stock	—	—	—	—	—	(30,013)	(30,013)
Comprehensive income:	—	—	—	—	—	—	—
Net earnings	—	—	—	57,651	—	—	57,651
Unrealized gains on interest rate swaps, net	—	—	—	—	152	—	152
Effect of actuarial losses and prior service cost, net	—	—	—	—	(40,225)	—	(40,225)
Total comprehensive income	—	—	—	57,651	(40,073)	—	17,578
Balance at September 30, 2012	75,827,894	$758	$221,100	$1,120,671	$(136,013)	$(794,571)	$411,945

See accompanying notes to consolidated financial statements.

JACK IN THE BOX INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
1.     NATURE OF OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Nature of operations — Founded in 1951, Jack in the Box Inc. (the “Company”) operates and franchises Jack in the Box® quick-service restaurants and Qdoba Mexican Grill® (“Qdoba”) fast-casual restaurants. The following summarizes the number of restaurants:

	2012	2011	2010
Jack in the Box:
Company-operated	547	629	956
Franchise	1,703	1,592	1,250
Total system	2,250	2,221	2,206
Qdoba:
Company-operated	316	245	188
Franchise	311	338	337
Total system	627	583	525
References to the Company throughout these notes to the consolidated financial statements are made using the first person notations of “we,” “us” and “our.”
Basis of presentation — The accompanying consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles and the rules and regulations of the Securities and Exchange Commission (“SEC”). During the fourth quarter of 2012, we entered into an agreement to outsource our Jack in the Box distribution business. As such, the results of operations for our distribution business for all periods presented are reported as discontinued operations. Refer to Note 2, Discontinued Operations, for additional information. Unless otherwise noted, amounts and disclosures throughout these notes to the consolidated financial statements relate to our continuing operations.
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
The primary entities in which we possess a variable interest are franchise entities, which operate our franchise restaurants. We do not possess any ownership interests in franchise entities. We have reviewed these franchise entities and determined that we are not the primary beneficiary of the entities and therefore, these entities have not been consolidated. We hold and consolidate a variable interest in a subsidiary formed for the purpose of operating a franchisee lending program. For information related to this VIE, refer to Note 15, Variable Interest Entities.
Fiscal year — Our fiscal year is 52 or 53 weeks ending the Sunday closest to September 30. Fiscal years 2012 and 2011 include 52 weeks while 2010 includes 53 weeks.
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
Buildings, equipment, and leasehold improvements are generally depreciated using the straight-line method based on the estimated useful lives of the assets, over the initial lease term for certain assets acquired in conjunction with the lease commencement for leased properties, or the remaining lease term for certain assets acquired after the commencement of the lease for leased properties. In certain situations, one or more option periods may be used in determining the depreciable life of assets related to leased properties if we deem that an economic penalty would be incurred otherwise. In either circumstance, our policy requires lease term consistency when calculating the depreciation period, in classifying the lease and in computing straight-line rent expense. Building, leasehold improvement assets and equipment are assigned lives that range from two to 35 years. Depreciation and amortization expense related to property and equipment was $96.5 million, $94.8 million and $100.3 million in 2012, 2011, and 2010 respectively.
Impairment of long-lived assets — We evaluate our long-lived assets, such as property and equipment, for impairment whenever indicators of impairment are present. This review generally includes a restaurant-level analysis, except when we are actively selling a group of restaurants in which case we perform our impairment evaluations at the group level. Impairment evaluations for individual restaurants take into consideration a restaurant’s operating cash flows, the period of time since a restaurant has been opened or remodeled, refranchising expectations, and the maturity of the related market. Impairment evaluations for a group of restaurants take into consideration the group’s expected future cash flows and sales proceeds from bids received, if any, or fair market value based on, among other considerations, the specific sales and cash flows of those restaurants. If the assets of a restaurant or group of restaurants subject to our impairment evaluation are not recoverable based upon the forecasted, undiscounted cash flows, we recognize an impairment loss by the amount which the carrying value of the assets exceeds fair value. Long-lived assets that meet the held for sale criteria, which excludes assets intended to be sold and leased back, are held for sale and reported at the lower of their carrying value or fair value, less estimated costs to sell.
Goodwill and intangible assets — Goodwill is the excess of the purchase price over the fair value of identifiable net assets acquired, if any. We generally record goodwill in connection with the acquisition of restaurants from franchisees. Likewise, upon the sale of restaurants to franchisees, goodwill is decremented. The amount of goodwill written-off is determined as the fair value of the reporting unit disposed of as a percentage of the fair value of the reporting unit retained. Goodwill is evaluated for impairment annually, or more frequently if indicators of impairment are present. We first assess qualitative factors to determine whether the existence of events or circumstances leads to a determination that it is more likely than not that the fair value of a reporting unit is less than its carrying amount. If the qualitative factors indicate that it is more likely than not that the fair value of a reporting unit is less than its carrying amount, we perform a two-step impairment test of goodwill. In the first step, we estimate the fair value of the reporting unit and compare it to the carrying value of the reporting unit. If the carrying value exceeds the fair value of the reporting unit, the second step is performed to measure the amount of the impairment loss, if any. In the second step, the amount of the impairment loss is the excess of the carrying amount of the goodwill over its implied fair value. During the fourth quarter of fiscal 2012, based upon our qualitative assessment, we determined that goodwill was not impaired as of September 30, 2012.
Intangible assets, net is comprised primarily of acquired franchise contract costs, our Qdoba trademark, lease acquisition costs and reacquired franchise rights. Acquired franchise contract costs and our Qdoba trademark were recorded in connection with our acquisition of Qdoba Restaurant Corporation in fiscal 2003. Acquired franchise contract costs represent the acquired value of franchise contracts, which are amortized over the term of the franchise agreements plus options based on the projected royalty revenue stream. Our Qdoba trademark asset has an indefinite life and is not amortized. Lease acquisition costs primarily represent

JACK IN THE BOX INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

the fair values of acquired lease contracts having contractual rents lower than fair market rents and are amortized on a straight-line basis over the remaining initial lease term. Reacquired franchise rights are recorded in connection with our acquisition of franchised restaurants and are amortized over the remaining contractual period of the franchise contract in which the right was granted.

Our non-amortizing intangible asset is evaluated for impairment annually, or more frequently if indicators of impairment are present. We first assess qualitative factors to determine whether the existence of events or circumstances leads to a determination that it is more likely than not that the fair value of the intangible asset is less than its carrying amount. If the qualitative factors indicate that it is more likely than not that the fair value of the intangible asset is less than its carrying amount, we compare the fair value of the non-amortizing intangible asset with its fair value. If the carrying amount of an intangible asset exceeds its fair value, an impairment loss is recognized equal to the excess. During the fourth quarter of fiscal 2012, based upon our qualitative assessment, we determined there was no impairment.
Company-owned life insurance — We have purchased company-owned life insurance (“COLI”) policies to support our non-qualified benefit plans. The cash surrender values of these policies were $85.5 million and $73.3 million as of September 30, 2012 and October 2, 2011, respectively, and are included in other assets, net in the accompanying consolidated balance sheets. Changes in cash surrender values are included in selling, general and administrative expenses in the accompanying consolidated statements of earnings. These policies reside in an umbrella trust for use only to pay plan benefits to participants or to pay creditors if the Company becomes insolvent. As of September 30, 2012 and October 2, 2011, the trust also included cash of $0.7 million and $1.9 million, respectively.
Book overdraft — Accounts payable in our consolidated balance sheets include book overdrafts totaling $40.5 million and $32.0 million at September 30, 2012 and October 2, 2011, respectively. Changes in such amounts are classified as a financing activity in the consolidated statements of cash flows.
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
Income recognized on unredeemed gift card balances was $0.5 million in fiscal 2012 and $0.6 million and $0.7 million in fiscal 2011 and 2010, respectively.
Pre-opening costs associated with the opening of a new restaurant consist primarily of employee training costs and are expensed as incurred and are included in selling, general and administrative expenses in the accompanying consolidated statements of earnings.
Restaurant closure costs — All costs associated with exit or disposal activities are recognized when they are incurred. Restaurant

JACK IN THE BOX INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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
Advertising costs — We administer marketing funds which include contractual contributions. In fiscal years 2012, 2011 and 2010 the marketing funds were approximately 5% and 1% of sales at all franchise and company-operated Jack in the Box and Qdoba restaurants, respectively. We record contributions from franchisees as a liability included in accrued liabilities in the accompanying consolidated balance sheets until such funds are expended. The contributions to the marketing funds are designated for advertising and we act as an agent for the franchisees with regard to these contributions. Therefore, we do not reflect franchisee contributions to the funds in our consolidated statements of earnings or cash flows.
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

	2012	2011	2010
Jack in the Box	$49,757	$63,094	$83,971
Qdoba	9,970	7,433	5,860
Total	$59,727	$70,527	$89,831
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
Contingencies — We recognize liabilities for contingencies when we have an exposure that indicates it is probable that an asset has been impaired or that a liability has been incurred and the amount of impairment or loss can be reasonably estimated. Our ultimate legal and financial liability with respect to such matters cannot be estimated with certainty and requires the use of estimates. When the reasonable estimate is a range, the recorded loss will be the best estimate within the range. We record legal settlement

JACK IN THE BOX INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

costs when those costs are probable and reasonably estimable.
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
Effect of new accounting pronouncements — In May 2011, the Financial Accounting Standards Board (“FASB”) issued ASU 2011-04, Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRS, which was issued to update the language used in existing guidance to better align U.S. GAAP and IFRS fair value measurement guidance. This update also requires increased disclosure of quantitative and qualitative information about unobservable inputs used in a fair value measurement that is categorized within Level 3 of the fair value hierarchy. Other than requiring additional disclosures, adoption of this new guidance in the second quarter did not have a significant impact on our consolidated financial statements.
In July 2012, the FASB issued ASU No. 2012-02, Testing Indefinite – Lived Intangible Assets for Impairment. This pronouncement was issued to simplify how entities test for impairment of indefinite-lived intangible assets. Under this pronouncement, an entity has the option first to assess qualitative factors to determine whether it is more likely than not that an indefinite-lived intangible asset is impaired. If the qualitative assessment results in a more than 50% likely result that the fair value of the reporting unit is less than the carrying amount, then the entity must perform the quantitative impairment test by comparing the fair value with the carrying amount in accordance with ASC Topic 350, Intangibles – Goodwill and Other. This pronouncement is effective for annual and interim impairment tests performed for fiscal years beginning after September 15, 2012, with early adoption permitted. We adopted this pronouncement in the fourth quarter of fiscal 2012. The adoption did not have a material effect on our consolidated financial statements.

2.     DISCONTINUED OPERATIONS
During the fourth quarter of 2012, we entered into an agreement with a third party distribution service provider pursuant to a Board-approved plan to sell our Jack in the Box distribution business. Our distribution business assets to be sold are classified as assets of discontinued operations in the consolidated balance sheet for each year presented. The operations and cash flows of the business will be eliminated and in accordance with the provisions of ASC 360, Property, Plant, and Equipment, the results are reported as discontinued operations for all periods presented.
The following is a summary of our distribution business assets held for sale as of September 30, 2012 and October 2, 2011 (in thousands):

	2012	2011
Inventories	$26,844	$31,402
Property and equipment, net	3,747	4,041
Total assets of discontinued operations	$30,591	$35,443
The following is a summary of our distribution business's operating results, which are included in discontinued operations for fiscal 2012, 2011 and 2010 (in thousands):

	2012	2011	2010
Revenue	$616,982	$530,959	$397,977
Operating loss before income tax benefit	$(8,777)	$(2,429)	$(1,653)
The operating loss in fiscal 2012 includes charges of $6.0 million for accelerated depreciation of a long-lived asset which will be disposed of upon completion of the transaction and $0.7 million for future lease commitments. We expect to complete the sale in the first quarter of fiscal 2013. The loss on the sale of the distribution business is not expected to be material.

3.     SUMMARY OF REFRANCHISINGS, FRANCHISEE DEVELOPMENT AND ACQUISITIONS
Refranchisings and franchisee development — The following is a summary of the number of Jack in the Box restaurants sold to franchisees, the number of restaurants developed by franchisees and the related gains and fees recognized (dollars in thousands):

	2012	2011	2010
Restaurants sold to franchisees	97	332	219
New restaurants opened by franchisees	50	58	37
Initial franchise fees	$5,535	$15,898	$10,218
Proceeds from the sale of company-operated restaurants:
Cash (1)	$47,115	$119,275	$66,152
Notes receivable	1,200	1,000	25,809
	48,315	120,275	91,961
Net assets sold (primarily property and equipment)	(16,833)	(52,943)	(35,113)
Goodwill related to the sale of company-operated restaurants	(1,334)	(3,469)	(1,860)
Other (2)	(1,003)	(2,738)	—
Gains on the sale of company-operated restaurants	$29,145	$61,125	$54,988
 ____________________________

(1)	Amounts in 2012 include additional proceeds of $2.3 million recognized upon the extension of the underlying franchise and lease agreements related to restaurants sold in a prior year.

(2)
Primarily represents future lease commitments and impairment costs associated with the closure of one location in 2012 and three in 2011. These locations were closed in conjunction with the sale of the related markets.

Franchise acquisitions — In each of the last three years, we have acquired Qdoba franchised restaurants in select markets where we believe there is continued opportunity for restaurant development. We account for the acquisition of franchised restaurants using the acquisition method of accounting for business combinations. The purchase price allocations were based on fair value estimates determined using significant unobservable inputs (Level 3). The goodwill recorded primarily relates to the sales growth potential of the markets acquired. The following table provides detail of the combined acquisitions in each year (dollars in thousands):

	2012	2011	2010
Restaurants acquired from franchisees	46	32	16
Property and equipment	$12,379	$6,934	$6,756
Reacquired franchise rights	604	386	301
Goodwill	36,084	24,300	1,058
Liabilities assumed	(122)	(117)	—
Gains on the acquisition of franchise-operated restaurants (1)	—	(426)	—
Total consideration	$48,945	$31,077	$8,115
  ____________________________

(1)
In 2011, the assets acquired and liabilities assumed exceeded the consideration for two units acquired. The gains are included in selling, general and administrative expenses in the accompanying consolidated statements of earnings.

4.     GOODWILL AND INTANGIBLE ASSETS, NET
The changes in the carrying amount of goodwill during 2012 and 2011 by operating segment were as follows (in thousands):

	Jack in the Box	Qdoba	Total
Balance at October 3, 2010	$52,650	$32,391	$85,041
Acquisition of franchised restaurants	—	24,300	24,300
Sale of company-operated restaurants to franchisees	(3,469)	—	(3,469)
Balance at October 2, 2011	49,181	56,691	105,872
Acquisition of franchised restaurants	—	36,084	36,084
Sale of company-operated restaurants to franchisees	(1,334)	—	(1,334)
Balance at September 30, 2012	$47,847	$92,775	$140,622

Intangible assets, net consist of the following as of September 30, 2012 and October 2, 2011 (in thousands):

	2012	2011
Amortized intangible assets:
Gross carrying amount	$17,319	$17,020
Less accumulated amortization	(8,913)	(8,325)
Net carrying amount	8,406	8,695
Non-amortized intangible assets:
Trademark	8,800	8,800
Net carrying amount	$17,206	$17,495
Amortized intangible assets include acquired franchise contracts recorded in connection with our acquisition of Qdoba in 2003, lease acquisition costs and reacquired Qdoba franchise rights. The weighted-average life of these amortized intangible assets is approximately 20 years. Total amortization expense related to intangible assets was $0.9 million, $0.8 million and $0.7 million in fiscal 2012, 2011 and 2010, respectively.

The following table summarizes, as of September 30, 2012, the estimated amortization expense for each of the next five fiscal years (in thousands):

Fiscal Year
2013	$898
2014	846
2015	825
2016	789
2017	768
Total	$4,126

5.     FAIR VALUE MEASUREMENTS
Financial assets and liabilities — The following tables present the financial assets and liabilities measured at fair value on a recurring basis as of September 30, 2012 and October 2, 2011 (in thousands):

	Total	Quoted Prices in Active Markets for Identical Assets (3) (Level 1)	Significant Other Observable Inputs (3) (Level 2)	Significant Unobservable Inputs (Level 3)
Fair Value Measurements as of September 30, 2012:
Non-qualified deferred compensation plan (1)	$(37,523)	$(37,523)	$—	$—
Interest rate swaps (Note 6) (2)	(2,433)	—	(2,433)	—
Total liabilities at fair value	$(39,956)	$(37,523)	$(2,433)	$—
Fair Value Measurements as of October 2, 2011:
Non-qualified deferred compensation plan (1)	$(34,288)	$(34,288)	$—	$—
Interest rate swaps (Note 6) (2)	(2,682)	—	(2,682)	—
Total liabilities at fair value	$(36,970)	$(34,288)	$(2,682)	$—
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
The fair values of the Company’s debt instruments are based on the amount of future cash flows associated with each instrument discounted using the Company’s borrowing rate. At September 30, 2012, the carrying value of all financial instruments was not materially different from fair value, as the borrowings are prepayable without penalty. The estimated fair values of our capital lease obligations approximated their carrying values as of September 30, 2012.

Non-financial assets and liabilities — The Company’s non-financial instruments, which primarily consist of property and equipment, goodwill and intangible assets, are reported at carrying value and are not required to be measured at fair value on a recurring basis. However, on a periodic basis (at least annually for goodwill and intangible assets and semi-annually for property and equipment) or whenever events or changes in circumstances indicate that their carrying value may not be recoverable, non-financial instruments are assessed for impairment. If applicable, the carrying values are written down to fair value.
The following table presents non-financial assets and liabilities measured at fair value on a non-recurring basis during fiscal year 2012 (in thousands):

	Fair Value Measurement	Impairment Charges
Long-lived assets held and used	$624	$2,834
Long-lived assets held for sale	$1,525	278
Total liabilities at fair value		$3,112
Long-lived assets held and used consist primarily of Jack in the Box restaurants determined to be underperforming or which we intend to close. Long-lived assets held for sale relate to surplus property.
To determine fair value, we used the income approach, which assumes that the future cash flows reflect current market expectations. The future cash flows are generally based on the assumption that the highest and best use of the asset is to sell the store to a franchisee (market participant). These fair value measurements require significant judgment using Level 3 inputs, such as discounted cash flows, which are not observable from the market, directly or indirectly. Refer to Note 9, Impairment, Disposition of Property and Equipment, Restaurant Closing Costs and Restructuring, for additional information regarding impairment charges.
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
Financial position — The following derivative instruments were outstanding as of the end of each period (in thousands):

	September 30, 2012		October 2, 2011
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Derivatives designated as hedging instruments:
Interest rate swaps (Note 5)	Accrued liabilities	$(2,433)	Accrued liabilities	$(2,682)
Total derivatives		$(2,433)		$(2,682)

Financial performance — The following is a summary of the accumulated OCI gain or (loss) activity related to our interest rate swap derivative instruments (in thousands):

	Location of Loss in Income	2012	2011	2010
Loss recognized in OCI (Note 13)	N/A	$(1,055)	$(2,066)	$(837)
Loss reclassified from accumulated OCI into income (Note 13)	Interest expense, net	$(1,304)	$(117)	$(4,719)
Amounts reclassified from accumulated OCI into interest expense represent payments made to the counterparty for the effective portions of the interest rate swaps. During 2012, 2011 and 2010, our interest rate swaps had no hedge ineffectiveness.

7.     INDEBTEDNESS
The detail of our long-term debt at the end of each fiscal year is as follows (in thousands):

	2012	2011
Revolver, variable interest rate based on an applicable margin plus LIBOR, 2.89% at September 30, 2012	$250,000	$275,000
Term loan, variable interest rate based on an applicable margin plus LIBOR, 2.74% at September 30, 2012	165,000	185,000
FFE revolver	—	1,160
Capital lease obligations, 10.00% weighted average interest rate at September 30, 2012	6,228	7,338
	421,228	468,498
Less current portion	(15,952)	(21,148)
	$405,276	$447,350
Credit facility — At September 30, 2012, our credit facility was comprised of (i) a $400.0 million revolving credit facility and (ii) a term loan maturing on June 29, 2015, both bearing interest at London Interbank Offered Rate (“LIBOR”) plus 2.50% as of September 30, 2012. As part of the credit agreement, we could also request the issuance of up to $75.0 million in letters of credit, the outstanding amount of which reduces the net borrowing capacity under the agreement. The credit facility required the payment of an annual commitment fee based on the unused portion of the credit facility. The credit facility’s interest rates and the annual commitment rate were based on a financial leverage ratio, as defined in the credit agreement dated June 29, 2010. At September 30, 2012, we had borrowings under the revolving credit facility of $250.0 million, $165.0 million outstanding under the term loan and letters of credit outstanding of $30.9 million.
Collateral — The Company’s obligations under the credit facility were secured by first priority liens and security interests in the capital stock, partnership and membership interests owned by the Company and (or) its subsidiaries, and any proceeds thereof, subject to certain restrictions set forth in the credit agreement. Additionally, there was a negative pledge on all tangible and intangible assets (including all real and personal property) with customary exceptions as reflected in the credit agreement.

Covenants — We were subject to a number of customary covenants under our credit facility, including limitations on additional borrowings, acquisitions, loans to franchisees, capital expenditures, lease commitments, stock repurchases, dividend payments and requirements to maintain certain financial ratios.
FFE credit facility — In January 2011, we entered into an $80.0 million Senior Secured Revolving Securitization Facility (“FFE Facility”) with a third party to assist in funding our franchisee lending program. The FFE Facility was a 12-month revolving loan and security agreement bearing interest at the lender’s cost of funds plus a weighted-average applicable margin. The revolving period expired in June 2012 and there were no borrowings under the facility at September 30, 2012. Refer to Note 15, Variable Interest Entities, for additional information regarding FFE.
Future cash payments — Scheduled principal payments on our long-term debt outstanding at September 30, 2012 for each of the next five fiscal years are as follows (in thousands):

Fiscal Year	Existing Facility
2013	$15,952
2014	$30,898
2015	$370,866
2016	$900
2017	$863
We may make voluntary prepayments of the loans under the revolving credit facility and term loan at any time without premium or penalty. Specific events such as asset sales, certain issuances of debt and insurance and condemnation recoveries, may trigger a mandatory prepayment.
Subsequent to the end of the fiscal year, we refinanced our credit facility. A portion of the proceeds from the refinancing were used to pay all borrowings outstanding under the existing facility at September 30, 2012. Refer to Note 21, Subsequent Events, for information regarding the new facility.
Capitalized interest — We capitalize interest in connection with the construction of our restaurants and other facilities. Interest capitalized in 2012 was $0.4 million, and $0.3 million in both 2011 and 2010.

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
The components of rent expense were as follows in each fiscal year (in thousands):

	2012	2011	2010
Minimum rentals	$225,414	$223,034	$222,600
Contingent rentals	2,013	1,796	1,804
Total rent expense	227,427	224,830	224,404
Less rental expense on subleased properties	(130,275)	(109,300)	(83,340)
Net rent expense	$97,152	$115,530	$141,064

The following table presents as of September 30, 2012, future minimum lease payments under capital and operating leases as follows (in thousands):

Fiscal Year	Capital Leases	Operating Leases
2013	$1,532	$227,768
2014	1,377	219,721
2015	1,260	203,849
2016	1,198	201,951
2017	1,071	167,969
Thereafter	2,104	743,487
Total minimum lease payments	8,542	$1,764,745
Less amount representing interest, 10.00% weighted average interest rate	(2,314)
Present value of obligations under capital leases	6,228
Less current portion	(952)
Long-term capital lease obligations	$5,276
Total future minimum lease payments of $1.1 billion included in the table above are expected to be recovered under our non-cancellable operating subleases.
Assets recorded under capital leases are included in property and equipment, and consisted of the following at each year-end (in thousands):

	2012	2011
Buildings	$19,431	$19,514
Less accumulated amortization	(14,499)	(13,517)
	$4,932	$5,997
Amortization of assets under capital leases is included in depreciation and amortization expense.
As lessor — We lease or sublease restaurants to certain franchisees and others under agreements that generally provide for the payment of percentage rentals in excess of stipulated minimum rentals, usually for a period of 20 years. Most of our leases have rent escalation clauses and renewal clauses of 5 to 20 years. The following details rents received under these agreements in each fiscal year (in thousands):

	2012	2011	2010
Total rental income (1)	$200,760	$166,937	$133,787
Contingent rentals	$16,341	$10,364	$7,721
 ____________________________

(1)	Includes contingent rentals.

The minimum rents receivable expected to be received under these non-cancelable operating leases and subleases, excluding contingent rentals, as of September 30, 2012 are as follows (in thousands):

Fiscal Year
2013	$189,026
2014	187,955
2015	186,332
2016	201,138
2017	184,081
Thereafter	1,715,598
Total minimum future rentals	$2,664,130

Assets held for lease and included in property and equipment consisted of the following at each year-end (in thousands):

	2012	2011
Land	$73,831	$63,839
Buildings	643,113	583,168
Equipment	3,455	3,244
	720,399	650,251
Less accumulated depreciation	(353,157)	(298,801)
	$367,242	$351,450

9.     IMPAIRMENT, DISPOSITION OF PROPERTY AND EQUIPMENT, RESTAURANT CLOSING COSTS AND RESTRUCTURING
Impairment and other charges, net in the accompanying condensed consolidated statements of earnings is comprised of the following (in thousands):

	2012	2011	2010
Impairment charges	$3,112	$1,367	$12,970
Losses on disposition of property and equipment, net	6,027	7,561	10,734
Costs of closed restaurants (primarily lease obligations) and other	8,332	3,655	25,160
Restructuring costs	15,461	—	—
	$32,932	$12,583	$48,864
Impairment — When events and circumstances indicate that our long-lived assets might be impaired and their carrying amount is greater than the undiscounted cash flows we expect to generate from such assets, we recognize an impairment loss as the amount by which the carrying value exceeds the fair value of the assets. Impairment charges in 2012 primarily represent charges to write down the carrying value of underperforming Jack in the Box restaurants and Jack in the Box restaurants we intend to or have closed. Impairment charges in 2011 and 2010 primarily represent charges to write-down the carrying value of certain underperforming Jack in the Box restaurants, including in 2010, property and equipment impairment charges of $8.4 million related to the closure of 40 underperforming Jack in the Box restaurants.
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

Restaurant closing costs consist of future lease commitments, net of anticipated sublease rentals and expected ancillary costs, and are included in impairment and other charges, net in the accompanying consolidated statements of earnings. Total accrued restaurant closing costs, included in accrued liabilities and other long-term liabilities, changed as follows (in thousands):

	2012	2011
Balance at beginning of year	$21,657	$25,020
Additions and adjustments	5,787	3,499
Cash payments	(6,767)	(6,862)
Balance at end of year	$20,677	$21,657

Additions and adjustments primarily relate to revisions to certain sublease and cost assumptions in both 2012 and 2011.
The future minimum lease payment and receipts for the next five fiscal years and thereafter are included in the amounts disclosed in Note 8, Leases. Our obligations under the leases included in the above table expire at various dates between 2014 and 2029.
Restructuring costs — During fiscal 2012, we engaged in a comprehensive review of our organization structure, including evaluating opportunities for outsourcing, restructuring of certain functions and workforce reductions. As part of these cost-saving initiatives, we offered a voluntary early retirement program (“VERP”) to eligible employees and initiated workforce reductions. The following is a summary of the costs incurred in connection with these activities during fiscal 2012 (in thousands):

Enhanced pension benefits (Note 11)	$6,167
Severance costs	6,987
Other	2,307
$15,461
Refer to Note 11, Retirement Plans, for additional information regarding the costs associated with enhanced pension benefits.  Total accrued severance costs related to our restructuring activities are included in accrued liabilities and changed as follows during fiscal 2012 (in thousands):

Balance at beginning of year	$—
Additions	6,987
Cash payments	(5,229)
Balance at end of the year	$1,758
As part of the ongoing review of our organization structure, we expect to incur additional charges related to this activity; however, we are unable to reasonably estimate the additional costs at this time.

10.     INCOME TAXES
The fiscal year income taxes consist of the following (in thousands):

	2012	2011	2010
Current:
Federal	$32,010	$48,265	$55,765
State	5,248	11,042	8,420
	37,258	59,307	64,185
Deferred:
Federal	(5,553)	(8,077)	(24,070)
State	(1,062)	(4,755)	(3,484)
	(6,615)	(12,832)	(27,554)
Income tax expense from continuing operations	$30,643	$46,475	$36,631
Income tax benefit from discontinued operations	$(3,456)	$(1,298)	$(825)

A reconciliation of the federal statutory income tax rate to our effective tax rate of continuing operations is as follows:

	2012	2011	2010
Computed at federal statutory rate	35.0%	35.0%	35.0%
State income taxes, net of federal tax benefit	3.3	3.4	3.2
Benefit of jobs tax credits	(1.2)	(1.5)	(1.8)
Expense/(benefit) related to COLIs	(5.0)	0.3	(2.2)
Others, net	0.6	(0.9)	(0.2)
	32.7%	36.3%	34.0%

The tax effects of temporary differences that give rise to significant portions of deferred tax assets and deferred tax liabilities at each year-end are presented below (in thousands):

	2012	2011
Deferred tax assets:
Accrued pension and postretirement benefits	$109,443	$82,706
Accrued insurance	12,096	14,263
Accrued vacation pay expense	4,611	6,605
Deferred income	1,969	2,268
Other reserves and allowances	32,504	29,127
Tax loss and tax credit carryforwards	5,093	4,025
Leasing transactions	10,893	9,348
Share-based compensation	18,722	18,853
Other, net	3,297	4,620
Total gross deferred tax assets	198,628	171,815
Valuation allowance	(5,093)	(4,025)
Total net deferred tax assets	193,535	167,790
Deferred tax liabilities:
Property and equipment, principally due to differences in depreciation	(27,230)	(32,677)
Intangible assets	(23,837)	(24,021)
Total gross deferred tax liabilities	(51,067)	(56,698)
Net deferred tax assets	$142,468	$111,092
Deferred tax assets at September 30, 2012 include state net operating loss carryforwards of approximately $77.5 million expiring at various times between 2012 and 2032. At September 30, 2012 and October 2, 2011, we recorded a valuation allowance related to state net operating losses of $5.1 million and $4.0 million, respectively. The current year change in the valuation allowance of $1.1 million relates to net operating losses. We believe that it is more likely than not that these loss carryforwards will not be realized and that the remaining deferred tax assets will be realized through future taxable income or alternative tax strategies.
At October 2, 2011, our gross unrecognized tax benefits associated with uncertain income tax positions were $0.6 million, and increased by $0.3 million by September 30, 2012 based on a preliminary assessment of a state income tax audit. A reconciliation of the beginning and ending amount of unrecognized tax benefits follows (in thousands):

	2012	2011
Balance beginning of year	$629	$629
Increases to tax positions recorded during current years	276	—
Balance at end of year	$905	$629
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
Defined contribution plans — We maintain a qualified savings plan pursuant to Section 401(k) of the Internal Revenue Code, which allow administrative and clerical employees who have satisfied the service requirements and reached age 21 to defer a percentage of their pay on a pre-tax basis. We match 50% of the first 4% of compensation deferred by the participant. Our contributions under these plans were $1.2 million in both 2012 and 2011, and $1.5 million in 2010. We also maintain unfunded, non-qualified deferred compensation plans for key executives and other members of management who are excluded from participation in the qualified savings plans. These plans allow participants to defer up to 50% of their salary and 100% of their bonus, on a pre-tax basis. We match 100% of the first 3% contributed by the participant. Effective January 1, 2007, our supplemental executive retirement plan (“Non-Qualified Plan”) was closed to new participants. To compensate executives no longer eligible to participate in the Non-Qualified Plan, we also contribute a supplemental amount equal to 4% of an eligible employee’s salary and bonus for a period of ten years in such eligible position. Our contributions under the non-qualified deferred compensation plans were $1.1 million in both 2012 and 2011, and $1.3 million in 2010. In all plans, a participant’s right to Company contributions vests at a rate of 25% per year of service.
Defined benefit pension plans — We sponsor a defined benefit pension plan (our “Qualified Plan”) covering substantially all full-time employees. In fiscal 2010, the Board of Directors approved changes to our Qualified Plan whereby participants no longer accrue benefits effective December 31, 2015 and the plan was closed to new and rehired employees effective January 1, 2011. This change was accounted for as a plan “curtailment” in accordance with the authoritative guidance issued by the FASB. Our Non-Qualified Plan is an unfunded supplemental executive retirement plan which provides certain employees additional pension benefits. Benefits under both plans are based on the employees’ years of service and compensation over defined periods of employment.
In April 2012, we announced a voluntary early retirement program to eligible employees. The offering period for participation in the VERP ended during the third quarter of fiscal 2012. In connection with the VERP, we were required to re-measure the liability for our Qualified Plan as of June 30, 2012. As a result, we incurred a charge and an increase to our pension benefit obligation (“PBO”) in fiscal 2012 of $6.2 million for enhanced retirement benefits under our Qualified Plan.
Postretirement healthcare plans — We also sponsor healthcare plans that provide postretirement medical benefits to certain employees who meet minimum age and service requirements. The plans are contributory, with retiree contributions adjusted annually, and contain other cost-sharing features such as deductibles and coinsurance.

Obligations and funded status — The following table provides a reconciliation of the changes in benefit obligations, plan assets and funded status of our retirement plans as of September 30, 2012 and October 2, 2011 (in thousands):

	Qualified Plan		Non-Qualified Plan		Postretirement Health Plans
	2012	2011	2012	2011	2012	2011
Change in benefit obligation:
Obligation at beginning of year	$354,472	$321,941	$55,604	$53,505	$29,578	$27,819
Service cost	9,068	9,982	466	806	61	80
Interest cost	19,891	18,557	3,056	3,023	1,617	1,585
Participant contributions	—	—	—	—	134	143
Actuarial loss	98,120	10,954	6,767	1,391	6,574	1,763
Benefits paid	(21,621)	(6,962)	(3,404)	(3,121)	(1,512)	(1,812)
Other	—	—	667	—	855	—
Cost of VERP	6,167	—	—	—	—	—
Obligation at end of year	$466,097	$354,472	$63,156	$55,604	$37,307	$29,578
Change in plan assets:
Fair value at beginning of year	$261,835	$270,819	$—	$—	$—	$—
Actual return on plan assets	53,174	(2,022)	—	—	—	—
Participant contributions	—	—	—	—	134	143
Employer contributions	18,600	—	3,404	3,121	523	1,669
Benefits paid and other	(21,621)	(6,962)	(3,404)	(3,121)	(657)	(1,812)
Fair value at end of year	$311,988	$261,835	$—	$—	$—	$—
Funded status at end of year	$(154,109)	$(92,637)	$(63,156)	$(55,604)	$(37,307)	$(29,578)
Amounts recognized on the balance sheet:
Current liabilities	$—	$—	$(3,411)	$(3,381)	$(1,440)	$(1,395)
Noncurrent liabilities	(154,109)	(92,637)	(59,745)	(52,223)	(35,867)	(28,183)
Total liability recognized	$(154,109)	$(92,637)	$(63,156)	$(55,604)	$(37,307)	$(29,578)
Amounts in AOCI not yet reflected in net periodic benefit cost:
Unamortized actuarial loss, net	$180,044	$126,638	$22,029	$16,401	$14,427	$7,942
Unamortized prior service cost	—	—	1,618	2,050	—	—
Total	$180,044	$126,638	$23,647	$18,451	$14,427	$7,942
Other changes in plan assets and benefit obligations recognized in OCI:
Net actuarial loss	$65,278	$33,708	$6,767	$1,391	$6,574	$1,763
Amortization of actuarial loss	(11,871)	(8,518)	(1,140)	(1,305)	(89)	(202)
Amortization of prior service cost	—	—	(432)	(488)	—	(31)
Total recognized in OCI	53,407	25,190	5,195	(402)	6,485	1,530
Net periodic benefit cost and other losses	26,665	16,325	5,094	5,622	1,767	1,898
Total recognized in comprehensive income	$80,072	$41,515	$10,289	$5,220	$8,252	$3,428
Amounts in AOCI expected to be amortized in fiscal 2013 net periodic benefit cost:
Net actuarial loss	$15,665		$2,170		$791
Prior service cost	—		269		—
Total	$15,665		$2,439		$791

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

As of September 30, 2012 and October 2, 2011, the Qualified Plan’s ABO exceeded the fair value of its plan assets. The Non-Qualified plan is an unfunded plan and, as such, had no plan assets as of September 30, 2012 and October 2, 2011. The following sets forth the PBO, ABO and fair value of plan assets of our pension plans as of the measurement date in each year (in thousands):

	2012	2011
Qualified plan:
Projected benefit obligation	$466,097	$354,472
Accumulated benefit obligation	$458,493	$338,636
Fair value of plan assets	$311,988	$261,835
Non-qualified plan:
Projected benefit obligation	$63,156	$55,604
Accumulated benefit obligation	$60,602	$55,427
Fair value of plan assets	$—	$—
Net periodic benefit cost — The components of the fiscal year net periodic benefit cost were as follows (in thousands):

	2012	2011	2010
Qualified Plan:
Service cost	$9,068	$9,982	$11,726
Interest cost	19,891	18,557	17,704
Expected return on plan assets	(20,332)	(20,732)	(17,714)
Actuarial loss	11,871	8,518	9,969
Amortization of unrecognized prior service cost	—	—	124
Cost of VERP	6,167	—	—
Prior service cost due to curtailment	—	—	56
Net periodic benefit cost	$26,665	$16,325	$21,865
Non-Qualified Plan:
Service cost	$466	$806	$829
Interest cost	3,056	3,023	3,003
Actuarial loss	1,140	1,305	1,189
Amortization of unrecognized prior service cost	432	488	465
Net periodic benefit cost	$5,094	$5,622	$5,486
Postretirement health plans:
Service cost	$61	$80	$106
Interest cost	1,617	1,585	1,435
Actuarial loss	89	202	64
Amortization of unrecognized prior service cost	—	31	184
Net periodic benefit cost	$1,767	$1,898	$1,789

Prior service costs are amortized on a straight-line basis from date of participation to full eligibility.  Unrecognized gains or losses are amortized using the “corridor approach.” Under the corridor approach, the net gain or loss in excess of 10% of the greater of the PBO or the market-related value of the assets, if applicable, is amortized on a straight-line basis over the remaining service period of plan participants expected to receive benefits.

Assumptions — We determine our actuarial assumptions on an annual basis. In determining the present values of our benefit obligations and net periodic benefit costs as of and for the fiscal years ended September 30, 2012, October 2, 2011 and October 3, 2010, respectively, we used the following weighted-average assumptions:

	2012	2011	2010
Assumptions used to determine benefit obligations (1):
Qualified Plan:
Discount rate	4.34%	5.60%	5.82%
Rate of future pay increases	3.50%	3.50%	3.50%
Non-Qualified Plan:
Discount rate	4.34%	5.60%	5.82%
Rate of future pay increases	3.50%	3.50%	3.50%
Postretirement health plans:
Discount rate	4.34%	5.60%	5.82%
Assumptions used to determine net periodic benefit cost:
Qualified Plan (2):
Discount rate	4.78%	5.82%	6.16%
Long-term rate of return on assets	7.25%	7.75%	7.75%
Rate of future pay increases	3.50%	3.50%	3.50%
Non-Qualified Plan (3):
Discount rate	5.60%	5.82%	6.16%
Rate of future pay increases	3.50%	3.50%	5.00%
Postretirement health plans(3):
Discount rate	5.60%	5.82%	6.16%
 ____________________________

(1)	Determined as of end of year.

(2)
The discount rate and long-term rate of return on plan assets used to determine net period benefit costs were updated June 30, 2012, in connection with the VERP re-measurement from the rates determined at the beginning of the year of 5.60% and 7.75%, respectively.

(3)	Determined as of beginning of year.
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
The assumed discount rate and expected long-term rate of return on assets have a significant effect on amounts reported for our pension and postretirement plans. A quarter percentage point decrease in the discount rate and long-term rate of return used would have decreased fiscal 2012 earnings before income taxes by $2.0 million and $0.1 million, respectively.
The assumed average rate of compensation increase is the average annual compensation increase expected over the remaining employment periods for the participating employees.

For measurement purposes, the weighted-average assumed health care cost trend rates for our postretirement health plans were as follows for each fiscal year:

	2012	2011	2010
Healthcare cost trend rate for next year:
Participants under age 65	8.50%	7.70%	7.75%
Participants age 65 or older	8.00%	7.00%	7.25%
Rate to which the cost trend rate is assumed to decline:
Participants under age 65	4.50%	5.10%	4.50%
Participants age 65 or older	4.50%	4.50%	4.50%
Year the rate reaches the ultimate trend rate:
Participants under age 65	2029	2040	2028
Participants age 65 or older	2027	2028	2028
The assumed healthcare cost trend rate represents our estimate of the annual rates of change in the costs of the healthcare benefits currently provided by our postretirement plans. The healthcare cost trend rate implicitly considers estimates of healthcare inflation, changes in healthcare utilization and delivery patterns, technological advances and changes in the health status of the plan participants. The healthcare cost trend rate assumption has a significant effect on the amounts reported. For example, a 1.0% change in the assumed healthcare cost trend rate would have the following effect (in thousands):

	1% Point Increase	1% Point Decrease
Total interest and service cost	$210	$(180)
Postretirement benefit obligation	$4,754	$(4,065)
Plan assets — Our investment philosophy is to (1) protect the corpus of the fund; (2) establish investment objectives that will allow the market value to exceed the present value of the vested and unvested liabilities over time; while (3) obtaining adequate investment returns to protect benefits promised to the participants and their beneficiaries. Our asset allocation strategy utilizes multiple investment managers in order to maximize the plan’s return while minimizing risk. We regularly monitor our asset allocation, and senior financial management and the Finance Committee of the Board of Directors review performance results at least semi-annually. In August 2012, we adjusted our target asset allocation for our Qualified Plan and we plan to reallocate our plan assets over a period of time, as deemed appropriate by senior financial management, to achieve our target asset allocation. Our plan asset allocation at the end of fiscal 2012 and target allocations were as follows:

	2012	Target	Minimum	Maximum
Large cap equity	24%	20%	15%	25%
Small cap equity	14	5	—	10
International equity	18	25	15	35
Core fixed funds	26	25	20	30
Real return bonds	5	3	—	10
Alternative investments	5	5	—	10
Real estate	8	8	—	10
High yield	—	5	—	10
Commodities	—	4	—	10
	100%	100%

The fair values of the Qualified Plan’s assets at September 30, 2012 and October 2, 2011 by asset category are as follows (in thousands):

		Total	Quoted Prices in Active Markets for Identical (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Items Measured at Fair Value at September 30, 2012:
Asset Category:
Cash and cash equivalents	(1)	$2,689	$2,689	$—	$—
Equity:
U.S	(2)	44,103	44,103	—	—
Commingled	(3)	128,919	128,919	—	—
Fixed income:
Asset-backed securities	(4)	5,406	—	5,406	—
Corporate bonds	(5)	9,621	—	9,621	—
Non-government-backed C.M.O.’s	(6)	4,234	—	4,234	—
Government and mortgage securities	(7)	74,925	51,439	23,486	—
Other	(8)	16,185	16,185	—	—
Interest rate swaps	(9)	121	—	121	—
Real estate	(10)	25,785	—	—	25,785
		$311,988	$243,335	$42,868	$25,785
Items Measured at Fair Value at October 2, 2011:
Asset Category:
Cash and cash equivalents	(1)	$2,324	$2,324	$—	$—
Equity:
U.S.	(2)	40,526	40,526	—	—
Commingled	(3)	101,685	101,685	—	—
Fixed income:
Asset-backed securities	(4)	6,390	—	6,390	—
Corporate bonds	(5)	9,710	—	9,710	—
Non-government-backed C.M.O.’s	(6)	5,322	—	5,322	—
Government and mortgage securities	(7)	71,534	54,034	17,500	—
Other	(8)	15,823	15,823	—	—
Interest rate swaps	(9)	106	—	106	—
Real estate	(10)	8,415	—	—	8,415
		$261,835	$214,392	$39,028	$8,415
 ____________________________

(1)	Cash and cash equivalents are comprised of commercial paper, short-term bills and notes, and short-term investment funds, which are valued at unadjusted quoted market prices.

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

(8)	Other fixed income securities are comprised of other commingled funds invested in registered securities which are valued at the unadjusted quoted price in an active market or exchange.

(9)	Interest rate swaps are derivative instruments used to reduce exposure to the impact of changing interest rates and are valued using observable, market-based inputs.

(10)	Real estate is investments in a real estate investment trust for purposes of total return. These investments are valued at unit values provided by the investment managers and their consultants.

The following table presents the changes in Level 3 investments for the qualified plan during 2011 and 2012 (in thousands):

	Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
	Corporate Bonds	Real Estate	Total
Balance at October 3, 2010	$69	$7,054	$7,123
Actual return on plan assets:
Relating to assets still held at the reporting date	—	1,468	1,468
Relating to assets sold during the period	12	(33)	(21)
Purchases, sales and settlements	(81)	(74)	(155)
Balance at October 2, 2011	$—	$8,415	$8,415
Actual return on plan assets:
Relating to assets still held at the reporting date	$—	$2,513	$2,513
Relating to assets sold during the period	—	(15)	(15)
Purchases, sales and settlements	—	14,872	14,872
Balance at September 30, 2012	$—	$25,785	$25,785

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

	Pension Plans	Postretirement Health Plans
Estimated net contributions during fiscal 2013	$18,411	$1,440
Estimated future year benefit payments during fiscal years:
2013	$14,623	$1,440
2014	$14,859	$1,524
2015	$15,076	$1,613
2016	$15,447	$1,706
2017	$16,222	$1,840
2018-2022	$94,876	$11,163
We will continue to evaluate contributions to our qualified pension plan based on changes in pension assets as a result of asset performance in the current market and economic environment. Expected benefit payments are based on the same assumptions used to measure our benefit obligation at September 30, 2012 and include estimated future employee service.
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
Our Amended and Restated 2004 Stock Incentive Plan authorizes the issuance of up to 11,600,000 common shares in connection with the granting of stock options, stock appreciation rights, restricted stock purchase rights, restricted stock bonuses, restricted stock units or performance units to key employees and directors. As of September 30, 2012, 3,774,637 shares of common stock were available for future issuance under this plan.
There are three other plans under which we can no longer issue awards, although awards outstanding under these plans may still vest and be exercised: the 1993 Stock Option Plan, the 2002 Stock Incentive Plan and the Non-Employee Director Stock Option Plan.

We also maintain a deferred compensation plan for non-management directors under which those who are eligible to receive fees or retainers may choose to defer receipt of their compensation. The deferred amounts are converted to stock equivalents. The plan requires settlement in shares of our common stock based on the number of stock equivalents at the time of a participant’s separation from the Board of Directors. This plan provides for the issuance of up to 350,000 shares of common stock in connection with the crediting of stock equivalents. As of September 30, 2012, 198,452 shares of common stock were available for future issuance under this plan.

We maintain an employee stock purchase plan (“ESPP”) for all eligible employees to purchase shares of common stock at 95% of the fair market value on the date of purchase. Employees may authorize us to withhold up to 15% of their base compensation during any offering period, subject to certain limitations. A maximum of 200,000 shares of common stock may be issued under the plan. As of September 30, 2012, 118,845 shares of common stock were available for future issuance under this plan.
Compensation expense — The components of share-based compensation expense recognized in each year are as follows (in thousands):

	2012	2011	2010
Stock options	$3,549	$5,118	$7,234
Performance-vested stock awards	897	443	1,145
Nonvested stock awards	408	602	923
Nonvested stock units	1,874	1,727	1,024
Deferred compensation for directors	155	172	279
Total share-based compensation expense	$6,883	$8,062	$10,605
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
The following is a summary of stock option activity for fiscal 2012:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value (in thousands)
Options outstanding at October 2, 2011	4,835,651	$22.40
Granted	485,057	18.69
Exercised	(645,411)	15.78
Forfeited	(17,834)	22.47
Expired	(8,876)	13.00
Options outstanding at September 30, 2012	4,648,587	$22.95	3.45	$26,207
Options exercisable at September 30, 2012	3,709,435	$23.90	2.93	$17,845
Options exercisable and expected to vest at September 30, 2012	4,621,913	$22.97	3.43	$25,966
The aggregate intrinsic value in the table above is the amount by which the current market price of our stock on September 30, 2012 exceeds the exercise price.

We use a binomial-based model to determine the fair value of options granted. Valuation models require the input of highly subjective assumptions, including the expected volatility of the stock price. The following table presents the weighted-average assumptions used for stock option grants in each year, along with the related weighted-average grant date fair value:

	2012	2011	2010
Risk-free interest rate	1.98%	1.19%	1.97%
Expected dividends yield	—%	—%	—%
Expected stock price volatility	39.84%	43.17%	38.65%
Expected life of options (in years)	6.64	6.05	4.46
Weighted-average grant date fair value	$7.37	$8.25	$6.54

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
As of September 30, 2012, there was approximately $2.4 million of total unrecognized compensation cost, net of estimated forfeitures, related to stock options grants which is expected to be recognized over a weighted-average period of 0.87 years. The total intrinsic value of stock options exercised was $6.0 million, $4.2 million and $4.0 million in 2012, 2011 and 2010, respectively.
Performance share awards — Performance share awards, granted in the form of stock units, represent a right to receive a certain number of shares of common stock based on the achievement of specified performance goals and continued employment during the vesting period. Performance share awards issued to executives vest at the end of a three-year period and vested amounts may range from 0% to as high as 150% of targeted amounts depending on the achievement of performance measures at the end of a three-year period. Performance share awards issued to other members of management vest at the end of a three-year period with vested amounts ranging from 0% to 100% depending on the achievement of performance measures at the end of the first year of the three year period. The expected cost of the shares is based on the fair value of our stock on the date of grant and is reflected over the vesting period with a reduction for estimated forfeitures. These awards may be settled in cash or shares of common stock at the election of the Company on the date of grant. It is our intent to settle these awards with shares of common stock.
The following is a summary of performance share award activity for fiscal 2012:

	Shares	Weighted- Average Grant Date Fair Value
Performance share awards outstanding at October 2, 2011	380,187	$19.98
Granted	234,258	19.62
Issued	(48,105)	15.93
Forfeited	(45,465)	20.52
Canceled	(146,816)	21.05
Performance share awards outstanding at September 30, 2012	374,059	$19.79
Vested and subject to release at September 30, 2012	37,272	$17.86

As of September 30, 2012, there was approximately $3.6 million of total unrecognized compensation cost related to performance-vested stock awards which is expected to be recognized over a weighted-average period of 1.8 years. The weighted-average grant date fair value of awards granted was $19.62, $21.74 and $19.19 in 2012, 2011 and 2010, respectively. The total fair value of awards that vested during 2012, 2011 and 2010 was $0.5 million, $0.6 million and $0.6 million, respectively.
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
During fiscal 2012, there was no RSA activity. The following is detail regarding RSAs outstanding at September 30, 2012:

	Shares	Weighted- Average Grant Date Fair Value
Nonvested stock awards outstanding	394,117	$14.81
Vested	151,878	$13.61
As of September 30, 2012, there was approximately $1.7 million of total unrecognized compensation cost related to RSAs, which is expected to be recognized over a weighted-average period of 4.2 years. In 2012, 2011 and 2010, the total fair value of RSAs that vested in each year was $0.3 million, $0.2 million and $0.2 million, respectively.

Nonvested stock units — In February 2009, the Board of Directors approved the issuance of a new type of stock award, nonvested stock units (“RSUs”). RSUs are generally issued to executives, non-management directors and certain other members of management. Prior to fiscal 2011, RSUs were granted to certain Executive and Senior Vice Presidents pursuant to our share ownership guidelines. These awards vest upon retirement or termination based on years of service. As of September 30, 2012, 60,272 such RSUs were outstanding.
Beginning fiscal 2011, we replaced ownership share grants with time-vested RSUs for all Vice Presidents and Officers that vest ratably over five years and have a 50% or 100% holding requirement on settled shares, which must be held until termination. As of September 30, 2012, 131,002 such RSUs were outstanding. RSUs issued to non-management directors vest 12 months from the date of grant or upon termination of board service and totaled 44,842 units as of September 30, 2012. RSUs issued to certain other employees typically cliff vest at three years and totaled 54,500 units as of September 30, 2012. These awards are amortized to compensation expense over the estimated vesting period based upon the fair value of our common stock on the award date.

The following is a summary of RSU activity for fiscal 2012:

	Shares	Weighted- Average Grant Date Fair Value
Nonvested stock units outstanding at October 2, 2011	243,222	$20.75
Granted	133,485	22.26
Released	(86,091)	21.41
Nonvested stock units outstanding at September 30, 2012	290,616	$21.25
As of September 30, 2012, there was approximately $3.6 million of total unrecognized compensation cost related to RSUs, which is expected to be recognized over a weighted-average period of 3.3 years. The weighted-average grant date fair value of awards granted was $22.26, $20.02 and $21.05 in 2012, 2011 and 2010, respectively. In 2012, 2011 and 2010, the total fair value of RSUs that vested and were released was $1.8 million, $0.9 million and $0.1 million, respectively.
Non-management directors’ deferred compensation — All awards outstanding under our directors’ deferred compensation plan are accounted for as equity-based awards and deferred amounts are converted into stock equivalents at the then-current market price of our common stock. During fiscal 2012 and 2011, 44,713 and 20,259 shares of common stock were issued in connection with director retirements having a fair value of $1.0 million and $0.5 million, respectively. No deferrals were settled in 2010.
The following is a summary of the stock equivalent activity for fiscal 2012:

	Stock Equivalents	Weighted- Average Grant Date Fair Value
Stock equivalents outstanding at October 2, 2011	157,466	$14.43
Deferred directors’ compensation	6,590	23.52
Stock distribution	(44,713)	11.02
Stock equivalents outstanding at September 30, 2012	119,343	$16.21
Employee stock purchase plan — The following is a summary of shares issued pursuant to our ESPP in each year:

	2012	2011	2010
Common stock issued	11,087	13,140	14,565
Fair value of common stock issued	$21.65	$19.99	$19.32

13.     STOCKHOLDERS’ EQUITY
Repurchases of common stock — In May 2011, the Board of Directors approved a program to repurchase up to $100.0 million in shares of our common stock expiring November 2012. During the first quarter of fiscal year 2012, we repurchased approximately 0.3 million shares at an aggregate cost of $6.4 million, completing the May 2011 authorization. In November 2011, the Board of Directors approved a new program to repurchase up to $100.0 million in shares of our common stock expiring November 2013. During the fourth quarter of fiscal year 2012, we repurchased approximately 0.9 million shares at an aggregate cost of $23.1 million under this authorization. As of September 30, 2012, the aggregate remaining amount authorized for repurchase was $76.9 million.

Comprehensive income — Our total comprehensive income, net of taxes, was as follows (in thousands):

	2012	2011	2010
Net earnings	$57,651	$80,600	$70,210
Cash flow hedges:
Net change in fair value of derivatives	(1,055)	(2,066)	(837)
Net loss reclassified to earnings	1,304	117	4,719
Total	249	(1,949)	3,882
Tax effect	(97)	750	(1,481)
	152	(1,199)	2,401
Unrecognized periodic benefit costs:
Actuarial losses arising during the period	(78,619)	(36,862)	(8,426)
Actuarial losses and prior service cost reclassified to earnings	13,532	10,544	12,051
Total	(65,087)	(26,318)	3,625
Tax effect	24,862	10,364	(1,371)
	(40,225)	(15,954)	2,254
Total comprehensive income	$17,578	$63,447	$74,865
Accumulated other comprehensive loss — The components of accumulated other comprehensive loss, net of taxes, were as follows as of September 30, 2012 and October 2, 2011 (in thousands):

	2012	2011
Unrecognized periodic benefit costs, net of tax benefits of $83,605 and $58,743, respectively	$(134,513)	$(94,288)
Net unrealized losses related to cash flow hedges, net of tax benefits of $933 and 1,030, respectively	(1,500)	(1,652)
Accumulated other comprehensive loss	$(136,013)	$(95,940)

14.     AVERAGE SHARES OUTSTANDING
Our basic earnings per share calculation is computed based on the weighted-average number of common shares outstanding. Our diluted earnings per share calculation is computed based on the weighted-average number of common shares outstanding adjusted by the number of additional shares that would have been outstanding had the potentially dilutive common shares been issued. Potentially dilutive common shares include stock options, nonvested stock awards and units, non-management director stock equivalents and shares issuable under our ESPP. Performance-vested stock awards are included in the average diluted shares outstanding each period if the performance criteria have been met at the end of the respective periods.
The following table reconciles basic weighted-average shares outstanding to diluted weighted-average shares outstanding (in thousands):

	2012	2011	2010
Weighted-average shares outstanding — basic	43,999	49,302	55,070
Effect of potentially dilutive securities:
Stock options	462	422	512
Nonvested stock awards and units	270	225	182
Performance-vested stock awards	217	136	79
Weighted-average shares outstanding — diluted	44,948	50,085	55,843
Excluded from diluted weighted-average shares outstanding:
Antidilutive	2,753	3,157	3,266
Performance conditions not satisfied at the end of the period	358	328	160

15.     VARIABLE INTEREST ENTITIES
In January 2011, we formed Jack in the Box Franchise Finance, LLC (“FFE”) for the purpose of operating a franchisee lending program to assist Jack in the Box franchisees in re-imaging their restaurants. We are the sole equity investor in FFE. The lending program was comprised of a $20.0 million commitment from the Company in the form of a capital note and an $80.0 million Senior Secured Revolving Securitization Facility (“FFE Facility”) entered into with a third party. The lending period and the revolving period expired in June 2012. At September 30, 2012, we had no borrowings under the FFE Facility and do not plan to make any further contributions.
We determined that FFE is a VIE and that the Company is its primary beneficiary. We considered a variety of factors in identifying the primary beneficiary of FFE including, but not limited to, who holds the power to direct matters that most significantly impact FFE’s economic performance (such as determining the underwriting standards and credit management policies), as well as what party has the obligation to absorb the losses of FFE. Based on these considerations, we determined that the Company is the primary beneficiary and the entity is reflected in the accompanying consolidated financial statements.
FFE’s assets consolidated by the Company represent assets that can be used only to settle obligations of the consolidated VIE. Likewise, FFE’s liabilities consolidated by the Company do not represent additional claims on the Company’s general assets; rather they represent claims against the specific assets of FFE. The impact of FFE’s results were not material to the Company’s consolidated statement of earnings or cash flows. The FFE’s balance sheet consisted of the following at September 30, 2012 and October 2, 2011 (in thousands):

	2012	2011
Cash	$444	$531
Other current assets (1)	2,536	2,086
Other assets, net (1)	11,051	12,292
Total assets	$14,031	$14,909

Current liabilities	$14	$140
Revolving credit facility	—	1,160
Other long-term liabilities (2)	14,428	14,046
Retained earnings	(411)	(437)
Total liabilities and stockholders’ equity	$14,031	$14,909
  ____________________________
(1)Consists primarily of amounts due from franchisees.
(2)Consists primarily of the capital note contribution from Jack in the Box which is eliminated in consolidation.
The Company’s maximum exposure to loss is equal to its outstanding contributions as of September 30, 2012. This amount represents estimated losses that would be incurred should all franchisees default on their loans without any consideration of recovery. To offset the credit risk associated with the Company’s variable interest in FFE, the Company holds a security interest in the assets of FFE subordinate and junior to all other obligations of FFE.

16.     COMMITMENTS, CONTINGENCIES AND LEGAL MATTERS
Commitments — As of September 30, 2012, we had unconditional purchase obligations during the next five fiscal years as follows (in thousands):

Fiscal Year	Purchase Obligations
2013	$404,100
2014	84,800
2015	72,400
2016	69,110
2017	51,400
Total	$681,810
These obligations primarily represent amounts payable under purchase contracts for goods related to restaurant operations.
Legal matters — The Company is subject to normal and routine litigation brought by former, current or prospective employees, customers, franchisees, vendors, landlords, shareholders or others. The Company assesses contingencies to determine the degree of probability and range of possible loss for potential accrual in its financial statements. An estimated loss contingency is accrued in the financial statements if it is probable that a liability has been incurred and the amount of the loss can be reasonably estimated. Because litigation is inherently unpredictable, assessing contingencies is highly subjective and requires judgments about future events. When evaluating contingencies, we may be unable to provide a meaningful estimate due to a number of factors, including the procedural status of the matter in question, the presence of complex or novel legal theories, and/or the ongoing discovery and development of information important to the matters. In addition, damage amounts claimed in litigation against us may be unsupported, exaggerated or unrelated to possible outcomes, and as such are not meaningful indicators of our potential liability. The Company regularly reviews contingencies to determine the adequacy of the accruals and related disclosures. The ultimate amount of loss may differ from these estimates. Although the Company currently believes that the ultimate outcome of these matters will not have a material adverse effect on the results of operations, liquidity or financial position of the Company, it is possible that the results of operations, liquidity, or financial position of the Company could be materially affected in any particular future reporting period by the unfavorable resolution of one or more of these matters or contingencies.
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
We measure and evaluate our segments based on segment earnings from operations. Summarized financial information concerning our reportable segments is shown in the following table (in thousands):

	2012	2011	2010
Revenues by Segment:
Jack in the Box restaurant operations segment	$1,252,028	$1,445,105	$1,731,130
Qdoba restaurant operations segment	292,998	217,234	168,424
Consolidated revenues	$1,545,026	$1,662,339	$1,899,554
Earnings from Operations by Segment:
Jack in the Box restaurant operations segment	$96,302	$133,898	$111,983
Qdoba restaurant operations segment	16,390	11,408	11,580
FFE operations	(203)	(245)	—
Consolidated earnings from operations	$112,489	$145,061	$123,563
Total Expenditures for Long-Lived Assets by Segment:
Jack in the Box restaurant operations segment	$56,378	$100,142	$80,855
Qdoba restaurant operations segment	23,621	24,236	13,572
Consolidated expenditures for long-lived assets	$79,999	$124,378	$94,427
Total Depreciation Expense by Segment:
Jack in the Box restaurant operations segment	$79,287	$81,827	$90,168
Qdoba restaurant operations segment	17,200	13,018	10,117
Consolidated depreciation expense	$96,487	$94,845	$100,285
Interest income and expense, income taxes and total assets are not reported for our segments, in accordance with our method of internal reporting.

18.     SUPPLEMENTAL CONSOLIDATED CASH FLOW INFORMATION
Additional information related to cash flows is as follows (in thousands):

	2012	2011	2010
Cash paid during the year for:
Interest, net of amounts capitalized	$19,471	$14,801	$17,719
Income tax payments	$35,751	$47,541	$80,719

19.     SUPPLEMENTAL CONSOLIDATED FINANCIAL STATEMENT INFORMATION (in thousands)

	September 30, 2012	October 2, 2011
Accounts and other receivables, net:
Trade	$67,478	$74,331
Notes receivable	5,324	8,932
Other	7,708	4,188
Allowances for doubtful accounts	(1,712)	(1,238)
	$78,798	$86,213
Other assets, net:
Company-owned life insurance policies	$86,276	$75,202
Deferred rent receivable	30,846	24,905
Deferred tax asset	115,537	70,882
Other	21,265	28,129
	$253,924	$199,118
Accrued liabilities:
Payroll and related taxes	$58,503	$40,438
Rent	1,317	14,415
Sales and property taxes	13,055	13,963
Insurance	33,391	37,987
Advertising	21,400	21,899
Gift card liability	3,247	3,329
Deferred franchise fees	1,725	2,643
Other	31,999	32,813
	$164,637	$167,487
Other long-term liabilities:
Pension plans	$213,854	$144,860
Straight-line rent accrual	54,288	53,659
Deferred franchise fees	1,977	1,287
Other	101,083	90,917
	$371,202	$290,723
Notes receivable consist primarily of temporary financing provided to franchisees to facilitate the closing of certain refranchising transactions.

20. UNAUDITED QUARTERLY RESULTS OF OPERATIONS (in thousands, except per share data)

	16 Weeks Ended	12 Weeks Ended
Fiscal Year 2012	January 22, 2012	April 15, 2012	July 8, 2012	September 30, 2012
Revenues	$457,921	$366,484	$362,981	$357,640
Earnings from operations	24,255	37,335	22,086	28,813
Net earnings	11,950	21,632	11,592	12,477
Net earnings per share:
Basic	$0.27	$0.49	$0.26	$0.28
Diluted	$0.27	$0.48	$0.26	$0.27
	16 Weeks Ended	12 Weeks Ended
Fiscal Year 2011	January 23, 2011	April 17, 2011	July 10, 2011	October 2, 2011
Revenues	$518,031	$383,773	$393,575	$366,960
Earnings from operations	55,290	14,595	33,172	42,004
Net earnings	32,401	6,802	18,745	22,652
Net earnings per share:
Basic	$0.62	$0.14	$0.39	$0.50
Diluted	$0.61	$0.13	$0.38	$0.49

The amounts reported in prior quarters have been adjusted in the table above to conform to the fiscal 2012 fourth quarter discontinued operations presentation. Refer to Note 2, Discontinued Operations, for additional information.
21.     SUBSEQUENT EVENTS
Credit facility refinance — On November 5, 2012, we refinanced our Existing Facility and entered into an amended and restated credit agreement (the “New Credit Facility”). The New Credit Facility consists of a $400.0 million revolving credit facility and a $200.0 million term loan facility. The interest rate on the New Credit Facility is based on the Company’s leverage ratio and can range from LIBOR plus 1.75% to 2.25% with no floor. The initial interest rate is LIBOR plus 2.00%. The revolving credit facility and the term loan facility both have maturity dates of November 5, 2017.
The proceeds from the New Credit Facility were used to repay all borrowings under the Existing Facility and to pay related transaction fees and expenses associated with the refinance of the Existing Facility, and will also be available for permitted share repurchases, permitted dividends, permitted acquisitions, ongoing working capital requirements and other general corporate purposes. The New Credit Facility is guaranteed by the Company and its subsidiaries, and is secured by substantially all of the assets of the Company and its subsidiaries. The agreement includes negative covenants that are usual for facilities and transactions of this type. It additionally includes certain financial covenants with respect to a minimum fixed-charge coverage ratio, a maximum leverage ratio, and maximum capital expenditures.

The term loan facility requires amortization in the form of quarterly installments of $5.0 million beginning in March of 2013. We will be required to make certain mandatory prepayments under certain circumstances and will have the option to make certain prepayments under the New Facility. The New Credit Facility includes events of default (and related remedies, including acceleration and increased interest rates following an event of default) that are usual for facilities and transactions of this type. As a result of the refinancing transaction, we expect to incur a charge in the first quarter of fiscal 2013 of approximately $0.8 million for the write off of a portion of our deferred financing fees.
Repurchase of common stock — Subsequent to the end of fiscal 2012, we repurchased an additional 1.0 million shares at an aggregate cost of $26.9 million. In November 2012, the Board of Directors approved a new program to repurchase up to an additional $100.0 million in shares of our common stock through November 2014.
22.     FUTURE APPLICATION OF ACCOUNTING PRINCIPLES
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