Form 10-Q
period 2013-01-20
JACK IN THE BOX INC /NEW/
filed 2013-02-21
CIK 807882

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
 ____________________________________________________
FORM 10-Q
 _______________________________________________________________________________________
QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended January 20, 2013
Commission File Number: 1-9390
 ____________________________________________________
JACK IN THE BOX INC.
(Exact name of registrant as specified in its charter)
 _______________________________________________________________________________________

DELAWARE	95-2698708
(State of Incorporation)	(I.R.S. Employer Identification No.)

9330 BALBOA AVENUE, SAN DIEGO, CA	92123
(Address of principal executive offices)	(Zip Code)
Registrant’s telephone number, including area code (858) 571-2121
   _______________________________________________________________________________________
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
Yes  ☐    No  ☑
As of the close of business February 15, 2013, 43,520,931 shares of the registrant’s common stock were outstanding.

JACK IN THE BOX INC. AND SUBSIDIARIES

PART I. FINANCIAL INFORMATION

ITEM 1.        CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JACK IN THE BOX INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Dollars in thousands, except share data)
(Unaudited)

	January 20, 2013	September 30, 2012
ASSETS
Current assets:
Cash and cash equivalents	$9,542	$8,469
Accounts and other receivables, net	40,489	78,798
Inventories	8,235	7,752
Prepaid expenses	20,543	32,821
Deferred income taxes	26,931	26,932
Assets held for sale and leaseback	44,847	45,443
Assets of discontinued operations held for sale	—	30,591
Other current assets	671	375
Total current assets	151,258	231,181
Property and equipment, at cost	1,528,889	1,529,650
Less accumulated depreciation and amortization	(729,755)	(708,858)
Property and equipment, net	799,134	820,792
Goodwill	147,283	140,622
Other assets, net	279,614	271,130
	$1,377,289	$1,463,725
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current maturities of long-term debt	$20,976	$15,952
Accounts payable	38,231	94,713
Accrued liabilities	150,579	164,637
Total current liabilities	209,786	275,302
Long-term debt, net of current maturities	374,947	405,276
Other long-term liabilities	367,387	371,202
Stockholders’ equity:
Preferred stock $0.01 par value, 15,000,000 shares authorized, none issued	—	—
Common stock $0.01 par value, 175,000,000 shares authorized, 76,427,051 and 75,827,894 issued, respectively	764	758
Capital in excess of par value	236,672	221,100
Retained earnings	1,141,360	1,120,671
Accumulated other comprehensive loss	(132,168)	(136,013)
Treasury stock, at cost, 32,941,042 and 31,955,606 shares, respectively	(821,459)	(794,571)
Total stockholders’ equity	425,169	411,945
	$1,377,289	$1,463,725
See accompanying notes to condensed consolidated financial statements.

JACK IN THE BOX INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS
(In thousands, except per share data)
(Unaudited)

	Sixteen Weeks Ended
	January 20, 2013	January 22, 2012
Revenues:
Company restaurant sales	$360,094	$364,102
Franchise revenues	105,429	93,819
	465,523	457,921
Operating costs and expenses, net:
Company restaurant costs:
Food and packaging	116,101	122,107
Payroll and employee benefits	104,064	106,811
Occupancy and other	83,354	85,943
Total company restaurant costs	303,519	314,861
Franchise costs	52,488	49,859
Selling, general and administrative expenses	67,336	65,717
Impairment and other charges, net	3,263	4,351
Gains on the sale of company-operated restaurants	(748)	(1,122)
	425,858	433,666
Earnings from operations	39,665	24,255
Interest expense, net	5,365	6,057
Earnings from continuing operations and before income taxes	34,300	18,198
Income taxes	10,356	6,248
Earnings from continuing operations	23,944	11,950
Losses from discontinued operations, net of income tax benefit	(3,255)	—
Net earnings	$20,689	$11,950

Net earnings per share - basic:
Earnings from continuing operations	$0.56	$0.27
Losses from discontinued operations	(0.08)	—
Net earnings per share	$0.48	$0.27
Net earnings per share - diluted:
Earnings from continuing operations	$0.54	$0.27
Losses from discontinued operations	(0.07)	—
Net earnings per share	$0.47	$0.27

Weighted-average shares outstanding:
Basic	42,997	43,863
Diluted	44,356	44,659
See accompanying notes to condensed consolidated financial statements.

JACK IN THE BOX INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Dollars in thousands)
(Unaudited)

	Sixteen Weeks Ended
	January 20, 2013	January 22, 2012

Net earnings	$20,689	$11,950
Other comprehensive income (losses):
Foreign currency translation adjustments	3	—
Actuarial losses and prior service cost reclassified to earnings, net of tax benefit of $2,229 and $1,527, respectively	3,585	2,452
Cash flow hedges:
Change in fair value of derivatives, net of tax (benefit) expense of $(1) and $155, respectively	3	(250)
Net loss reclassified to earnings, net of tax benefit of $159 and $153, respectively	254	245
Other comprehensive income	3,845	2,447

Comprehensive income	$24,534	$14,397
See accompanying notes to condensed consolidated financial statements.

JACK IN THE BOX INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in thousands)
(Unaudited)

	Sixteen Weeks Ended
	January 20, 2013	January 22, 2012
Cash flows from operating activities:
Net earnings	$20,689	$11,950
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	30,016	29,534
Deferred finance cost amortization	729	788
Deferred income taxes	(1,370)	(1,203)
Share-based compensation expense	4,062	2,022
Pension and postretirement expense	9,584	8,212
Gains on cash surrender value of company-owned life insurance	(2,836)	(6,742)
Gains on the sale of company-operated restaurants	(748)	(1,122)
(Gains) losses on the disposition of property and equipment	(832)	1,083
Impairment charges and other	4,458	1,199
Loss on early retirement of debt	939	—
Changes in assets and liabilities, excluding acquisitions and dispositions:
Accounts and other receivables	38,766	8,630
Inventories	26,361	(6,462)
Prepaid expenses and other current assets	11,980	(1,412)
Accounts payable	(33,966)	2,222
Accrued liabilities	(9,141)	(21,849)
Pension and postretirement contributions	(5,525)	(996)
Other	(3,201)	1,938
Cash flows provided by operating activities	89,965	27,792
Cash flows from investing activities:
Purchases of property and equipment	(21,394)	(26,945)
Purchases of assets intended for sale and leaseback	(13,357)	(11,046)
Proceeds from sale and leaseback of assets	13,513	3,143
Proceeds from the sale of company-operated restaurants	833	1,249
Collections on notes receivable	1,848	3,539
Disbursements for loans to franchisees	—	(2,604)
Acquisitions of franchise-operated restaurants	(7,800)	(6,195)
Other	2,042	14
Cash flows used in investing activities	(24,315)	(38,845)
Cash flows from financing activities:
Borrowings on revolving credit facilities	385,148	222,020
Repayments of borrowings on revolving credit facilities	(445,148)	(191,295)
Proceeds from issuance of debt	200,000	—
Principal repayments on debt	(165,305)	(5,380)
Debt issuance costs	(4,386)	—
Proceeds from issuance of common stock	10,733	785
Repurchases of common stock	(26,888)	(6,901)
Excess tax benefits from share-based compensation arrangements	675	191
Change in book overdraft	(19,406)	(6,147)
Cash flows provided by (used in) financing activities	(64,577)	13,273
Net increase in cash and cash equivalents	1,073	2,220
Cash and cash equivalents at beginning of period	8,469	11,424
Cash and cash equivalents at end of period	$9,542	$13,644

See accompanying notes to condensed consolidated financial statements.

JACK IN THE BOX INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1.	BASIS OF PRESENTATION
Nature of operations — Founded in 1951, Jack in the Box Inc. (the “Company”) operates and franchises Jack in the Box® quick-service restaurants and Qdoba Mexican Grill® (“Qdoba”) fast-casual restaurants. The following table summarizes the number of restaurants as of the end of each period:

	January 20, 2013	January 22, 2012
Jack in the Box:
Company-operated	551	634
Franchise	1,704	1,602
Total system	2,255	2,236
Qdoba:
Company-operated	325	262
Franchise	311	335
Total system	636	597
References to the Company throughout these Notes to Condensed Consolidated Financial Statements are made using the first person notations of “we,” “us” and “our.”
Basis of presentation — The accompanying condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles and the rules and regulations of the Securities and Exchange Commission (“SEC”). During fiscal 2012, we entered into an agreement to outsource our Jack in the Box distribution business. As such, the results of operations for our distribution business for all periods presented are reported as discontinued operations. Refer to Note 2, Discontinued Operations, for additional information. In our opinion, all adjustments considered necessary for a fair presentation of financial condition and results of operations for these interim periods have been included. Operating results for one interim period are not necessarily indicative of the results for any other interim period or for the full year.
During the first quarter of fiscal 2013, we changed our presentation of other comprehensive income (“OCI”) by adding separate statements of comprehensive income due to the adoption of the Financial Accounting Standards Board Accounting Standard Update (“ASU”) 2011-05, Presentation of Comprehensive Income. OCI was previously included in our consolidated statements of stockholders' equity and the notes to consolidated financial statements. The ASU did not change the components of other comprehensive income or otherwise affect our results of operations or financial position.
These financial statements should be read in conjunction with the consolidated financial statements and related notes contained in our Annual Report on Form 10-K for the fiscal year ended September 30, 2012. The accounting policies used in preparing these condensed consolidated financial statements are the same as those described in our Form 10-K.
Principles of consolidation — The condensed consolidated financial statements include the accounts of the Company, its wholly-owned subsidiaries and the accounts of any variable interest entities (“VIEs”) where we are deemed the primary beneficiary. All significant intercompany accounts and transactions are eliminated. For information related to the VIE included in our condensed consolidated financial statements, refer to Note 13, Variable Interest Entities.
Reclassifications and adjustments — Certain prior year amounts in the condensed consolidated financial statements have been reclassified to conform to the fiscal 2013 presentation.
Fiscal year — Our fiscal year is 52 or 53 weeks ending the Sunday closest to September 30. Fiscal years 2013 and 2012 include 52 weeks. Our first quarter includes 16 weeks and all other quarters include 12 weeks. All comparisons between 2013 and 2012 refer to the 16-weeks (“quarter”) ended January 20, 2013 and January 22, 2012, respectively, unless otherwise indicated.
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

JACK IN THE BOX INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

2.	DISCONTINUED OPERATIONS
During fiscal 2012, we entered into an agreement with a third party distribution service provider pursuant to a Board-approved plan to sell our Jack in the Box distribution business. During the first quarter of fiscal 2013 we completed the transition of our distribution centers. The distribution business assets sold in the transaction are classified as assets of discontinued operations in the condensed consolidated balance sheet for the period ended September 30, 2012. The operations and cash flows of the business have been eliminated and in accordance with the provisions of ASC 360, Property, Plant, and Equipment, the results are reported as discontinued operations for all periods presented.
The following is a summary of our distribution business assets held for sale as of September 30, 2012 (in thousands):

Inventories	$26,844
Property and equipment, net	3,747
Total assets of discontinued operations	$30,591
The following is a summary of our distribution business’s operating results, which are included in discontinued operations for each period (in thousands):

	Sixteen Weeks Ended
	January 20, 2013	January 22, 2012
Revenue	$37,743	$194,794
Operating loss before income tax benefit	$(5,262)	$—
The loss on the sale of the distribution business was not material. The operating loss in 2013 includes $1.9 million for accelerated depreciation of a long-lived asset disposed of upon completion of the transaction, $1.9 million for future lease commitments and $1.2 million primarily related to costs incurred to exit certain vendor contracts. Our liability for lease commitments related to our distribution centers changed as follows during 2013 (in thousands):

Balance at beginning of period	$697
Additions and adjustments	1,869
Cash payments	(289)
Balance at end of quarter	$2,277

3.	INDEBTEDNESS
New Credit Facility — On November 5, 2012, the Company refinanced its existing credit facility and entered into an amended and restated credit agreement. The new credit facility is comprised of (i) a $400.0 million revolving credit facility and (ii) a $200.0 million term loan facility. The interest rate on the new credit facility is based on the Company’s leverage ratio and can range from London Interbank Offered Rate (“LIBOR”) plus 1.75% to 2.25% with no floor. The initial interest rate is LIBOR plus 2.00%. The revolving credit facility and the term loan facility both have maturity dates of November 5, 2017. As part of the credit agreement, we could also request the issuance of up to $75.0 million in letters of credit, the outstanding amount of which reduces our net borrowing capacity under the agreement.
Repayments — The term loan requires amortization in the form of quarterly installments of $5.0 million beginning in March 2013. We are required to make certain mandatory prepayments under certain circumstances and we have the option to make certain prepayments without premium or penalty. The new credit facility includes events of default (and related remedies, including acceleration and increased interest rates following an event of default) that are customary for facilities and transactions of this type.
Collateral — The Company’s obligations under the new credit facility are secured by first priority liens and security interests in the capital stock, partnership, and membership interests owned by the Company and/or its subsidiaries, and any proceeds thereof, subject to certain restrictions. Additionally, there is a negative pledge on all tangible and intangible assets (including all real and personal property), with customary exceptions.
Covenants — We are subject to a number of customary covenants under our credit facility, including limitations on additional borrowings, acquisitions, loans to franchisees, capital expenditures, lease commitments, stock repurchases and dividend payments, and requirements to maintain certain financial ratios defined in the credit agreement.

JACK IN THE BOX INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Use of proceeds — The Company borrowed $200.0 million under the term loan and approximately $220.0 million under the revolving credit facility. The proceeds were used to repay all borrowings under the existing facility and to pay related transaction fees and expenses associated with the refinance of the existing facility, and will also be available for permitted share repurchases, permitted dividends, permitted acquisitions, ongoing working capital requirements and other general corporate purposes.

4.	SUMMARY OF REFRANCHISINGS, FRANCHISE DEVELOPMENT AND ACQUISITIONS
Refranchisings and franchise development — The following is a summary of the number of restaurants developed by franchisees and the related fees recognized, and additional proceeds recognized upon the extension of the underlying franchise and lease agreements related to restaurants sold in a prior year (dollars in thousands):

	Sixteen Weeks Ended
	January 20, 2013	January 22, 2012
New restaurants opened by franchisees	20	20

Initial franchise fees	$646	$720

Proceeds	$833	$1,249
Net assets sold (primarily property and equipment)	(85)	(79)
Goodwill related to the sale of company-operated restaurants	—	(48)
Gains on the sale of company-operated restaurants	$748	$1,122
Franchise acquisitions — During 2013 and 2012, we acquired 6 and 11 Qdoba franchise restaurants, respectively, in select markets where we believe there is continued opportunity for restaurant development. Additionally, in 2013 we exercised our right of first refusal and acquired one Jack in the Box franchise restaurant. We account for the acquisition of franchised restaurants using the acquisition method of accounting for business combinations. The purchase price allocations were based on fair value estimates determined using significant unobservable inputs (Level 3). The goodwill recorded primarily relates to the sales growth potential of the locations acquired. The following table provides detail of the combined allocations in each period (dollars in thousands):

	Sixteen Weeks Ended
	January 20, 2013			January 22, 2012
	Qdoba	Jack in the Box	Total	Qdoba
Restaurants acquired from franchisees	6	1	7	11

Property and equipment	$993	$145	$1,138	$2,942
Reacquired franchise rights	62	34	96	126
Liabilities assumed	(93)	(2)	(95)	(30)
Goodwill	5,488	1,173	6,661	3,157
Total consideration	$6,450	$1,350	$7,800	$6,195

JACK IN THE BOX INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

5.	FAIR VALUE MEASUREMENTS
Financial assets and liabilities — The following table presents the financial assets and liabilities measured at fair value on a recurring basis at the end of each period (in thousands):

	Total	Quoted Prices in Active Markets for Identical Assets (3) (Level 1)	Significant Other Observable Inputs (3) (Level 2)	Significant Unobservable Inputs (Level 3)
Fair value measurements as of January 20, 2013:
Non-qualified deferred compensation plans (1)	$(38,187)	$(38,187)	$—	$—
Interest rate swaps (Note 6) (2)	(2,015)	—	(2,015)	—
Total liabilities at fair value	$(40,202)	$(38,187)	$(2,015)	$—
Fair value measurements as of September 30, 2012:
Non-qualified deferred compensation plan (1)	$(38,537)	$(38,537)	$—	$—
Interest rate swaps (Note 6) (2)	(2,433)	—	(2,433)	—
Total liabilities at fair value	$(40,970)	$(38,537)	$(2,433)	$—

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
The fair values of the Company’s debt instruments are based on the amount of future cash flows associated with each instrument discounted using the Company’s borrowing rate. At January 20, 2013, the carrying value of all financial instruments was not materially different from fair value, as the borrowings are prepayable without penalty. The estimated fair values of our capital lease obligations approximated their carrying values as of January 20, 2013.
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
During the 16-weeks ended January 20, 2013, we recorded impairment charges of $2.5 million to write-down certain Jack in the Box restaurants determined to be underperforming, or which we intend to close, to their implied fair value of $0.3 million. To determine fair value, we used the income approach, which assumes that the future cash flows reflect current market expectations. The future cash flows are generally based on the assumption that the highest and best use of the asset is to sell the store to a franchisee (market participant). These fair value measurements require significant judgment using Level 3 inputs, such as discounted cash flows, which are not observable from the market, directly or indirectly. Refer to Note 7, Impairment, Disposition of Property and Equipment, Restaurant Closing Costs and Restructuring, for additional information regarding impairment charges.

6.	DERIVATIVE INSTRUMENTS
Objectives and strategies — We are exposed to interest rate volatility with regard to our variable rate debt. To reduce our exposure to rising interest rates, in August 2010, we entered into two interest rate swap agreements that effectively convert $100.0 million of our variable rate term loan borrowings to a fixed-rate basis from September 2011 through September 2014. These agreements have been designated as cash flow hedges and the refinancing of our credit facility did not impact their effectiveness.

JACK IN THE BOX INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Financial position — The following derivative instruments were outstanding as of the end of each period (in thousands):

	January 20, 2013		September 30, 2012
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Derivatives designated as hedging instruments:
Interest rate swaps (Note 5)	Accrued liabilities	$(2,015)	Accrued liabilities	$(2,433)
Total derivatives		$(2,015)		$(2,433)
Financial performance — The following is a summary of the accumulated OCI gain or loss activity related to our interest rate swap derivative instruments (in thousands):

	Location of Loss in Income	Sixteen Weeks Ended
		January 20, 2013	January 22, 2012
Gain (loss) recognized in OCI	N/A	$4	$(405)
Loss reclassified from accumulated OCI into income	Interest expense, net	$(413)	$(398)
Amounts reclassified from accumulated OCI into interest expense represent payments made to the counterparty for the effective portions of the interest rate swaps. During the periods presented, our interest rate swaps had no hedge ineffectiveness.

7.	IMPAIRMENT, DISPOSITION OF PROPERTY AND EQUIPMENT, RESTAURANT CLOSING COSTS AND RESTRUCTURING
Impairment and other charges, net in the accompanying condensed consolidated statements of earnings is comprised of the following (in thousands):

	Sixteen Weeks Ended
	January 20, 2013	January 22, 2012
Impairment charges	$2,522	$1,199
Losses (gains) on the disposition of property and equipment, net	(832)	1,083
Costs of closed restaurants (primarily lease obligations) and other	761	2,069
Restructuring costs	812	—
	$3,263	$4,351
Impairment — When events and circumstances indicate that our long-lived assets might be impaired and their carrying amount is greater than the undiscounted cash flows we expect to generate from such assets, we recognize an impairment loss as the amount by which the carrying value exceeds the fair value of the assets. Impairment charges in 2013 and in 2012 primarily represent charges to write down the carrying value of underperforming Jack in the Box restaurants and Jack in the Box restaurants we intend to or have closed.
Disposition of property and equipment — We also recognize accelerated depreciation and other costs on the disposition of property and equipment. When we decide to dispose of a long-lived asset, depreciable lives are adjusted based on the estimated disposal date and accelerated depreciation is recorded. Other disposal costs primarily relate to gains or losses recognized upon the sale of closed restaurant properties, and charges from our ongoing re-image and logo program and normal capital maintenance activities. The net gain recognized on the disposition of property and equipment in 2013 includes income of $2.1 million from the resolution of two eminent domain matters involving Jack in the Box restaurants.

JACK IN THE BOX INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Restaurant closing costs — consist of future lease commitments, net of anticipated sublease rentals and expected ancillary costs, and are included in impairment and other charges, net in the accompanying condensed consolidated statements of earnings. Total accrued restaurant closing costs, included in accrued liabilities and other long-term liabilities, changed as follows (in thousands):

	Sixteen Weeks Ended
	January 20, 2013	January 22, 2012
Balance at beginning of period	$20,677	$21,657
Additions and adjustments	426	1,246
Cash payments	(1,542)	(1,675)
Balance at end of quarter	$19,561	$21,228
Additions and adjustments in both periods primarily relate to revisions to certain sublease and cost assumptions.
Restructuring costs — We have been engaged in a comprehensive review of our organization structure, including evaluating opportunities for outsourcing, restructuring of certain functions and workforce reductions. The following is a summary of these costs during the 16-weeks ended January 20, 2013 (in thousands):

Severance costs	$368
Other	444
$812
Total accrued severance costs related to our restructuring activities are included in accrued liabilities and changed as follows during the 16-weeks ended January 20, 2013 (in thousands):

Balance at beginning of period	$1,758
Additions	368
Cash payments	(1,455)
Balance at end of quarter	$671
As part of the ongoing review of our organization structure, we expect to incur additional charges related to this activity; however, we are unable to reasonably estimate the additional costs at this time.

8.	INCOME TAXES
The income tax provisions reflect year-to-date effective tax rates of 30.2% in 2013 and 34.3% in 2012. The reauthorization of the Work Opportunity Tax Credit, which was retroactive to January 1, 2012, resulted in an additional tax credit of $1.3 million in the first quarter of fiscal 2013, for wages paid in fiscal 2012. The final annual tax rate cannot be determined until the end of the fiscal year; therefore, the actual 2013 rate could differ from our current estimates.
At January 20, 2013, our gross unrecognized tax benefits associated with uncertain income tax positions were $0.6 million, which if recognized would favorably impact the effective income tax rate. The gross unrecognized tax benefits decreased $0.3 million from the end of fiscal year 2012 based on the settlement of a state income tax audit. It is reasonably possible that changes to the gross unrecognized tax benefits will be required within the next twelve months due to the possible settlement of state tax audits.
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
Defined benefit pension plans — We sponsor a defined benefit pension plan covering substantially all full-time employees hired prior to January 1, 2011. Participants will no longer accrue benefits effective December 31, 2015. We also sponsor an unfunded supplemental executive retirement plan, which provides certain employees additional pension benefits and was closed to new participants effective January 1, 2007. Benefits under both plans are based on the employees’ years of service and compensation over defined periods of employment.

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
Net periodic benefit cost — The components of net periodic benefit cost were as follows in each period (in thousands):

	Sixteen Weeks Ended
	January 20, 2013	January 22, 2012
Defined benefit pension plans:
Service cost	$3,308	$2,900
Interest cost	6,963	6,966
Expected return on plan assets	(6,989)	(6,149)
Actuarial loss	5,488	3,819
Amortization of unrecognized prior service cost	83	133
Net periodic benefit cost	$8,853	$7,669
Postretirement healthcare plans:
Service cost	$—	$19
Interest cost	488	497
Actuarial loss	243	27
Net periodic benefit cost	$731	$543
Future cash flows — Our policy is to fund our plans at or above the minimum required by law. As of the date of our last actuarial funding valuation, there was no minimum contribution funding requirement. Details regarding fiscal 2013 contributions are as follows (in thousands):

	Defined Benefit Pension Plans	Postretirement Healthcare Plans
Net year-to-date contributions	$6,140	$302
Remaining estimated net contributions during fiscal 2013	$12,000	$1,100
We will continue to evaluate contributions to our funded defined benefit pension plan based on changes in pension assets as a result of asset performance in the current market and economic environment.

10.	SHARE-BASED COMPENSATION
We offer share-based compensation plans to attract, retain and motivate key officers, employees and non-employee directors to work toward the financial success of the Company. In 2013, we granted the following share-based compensation awards:

Shares
Stock options	376,793
Performance share awards	89,236
Nonvested stock units	120,381
The components of share-based compensation expense recognized in each period are as follows (in thousands):

	Sixteen Weeks Ended
	January 20, 2013	January 22, 2012
Stock options	$1,890	$1,190
Performance share awards	1,117	330
Nonvested stock awards	134	180
Nonvested stock units	921	322
Total share-based compensation expense	$4,062	$2,022

JACK IN THE BOX INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

11.    STOCKHOLDERS’ EQUITY
Repurchases of common stock — In November 2011, the Board of Directors approved a program, expiring November 2013, to repurchase $100.0 million in shares of our common stock. During the first quarter of 2013, we repurchased approximately 1.0 million shares at an aggregate cost of $26.9 million under this authorization. In November 2012, the Board of Directors approved a new program to repurchase up to an additional $100.0 million in shares of our common stock through November 2014. As of January 20, 2013, the aggregate remaining amount authorized for repurchase was $150.0 million under both authorizations.
Accumulated other comprehensive loss — The components of accumulated other comprehensive loss, net of taxes, were as follows at the end of each period (in thousands):

	January 20, 2013	September 30, 2012
Unrecognized periodic benefit costs, net of tax benefits of $81,376 and $83,605, respectively	$(130,928)	$(134,513)
Net unrealized losses related to cash flow hedges, net of tax benefits of $773 and $933, respectively	(1,243)	(1,500)
Foreign currency translation adjustment	3	—
Accumulated other comprehensive loss	$(132,168)	$(136,013)

12.	AVERAGE SHARES OUTSTANDING
Our basic earnings per share calculation is computed based on the weighted-average number of common shares outstanding. Our diluted earnings per share calculation is computed based on the weighted-average number of common shares outstanding adjusted by the number of additional shares that would have been outstanding had the potentially dilutive common shares been issued. Potentially dilutive common shares include stock options, nonvested stock awards and units, non-management director stock equivalents and shares issuable under our employee stock purchase plan. Performance share awards are included in the weighted-average diluted shares outstanding each period if the performance criteria have been met at the end of the respective periods.

The following table reconciles basic weighted-average shares outstanding to diluted weighted-average shares outstanding (in thousands):

	Sixteen Weeks Ended
	January 20, 2013	January 22, 2012
Weighted-average shares outstanding – basic	42,997	43,863
Effect of potentially dilutive securities:
Stock options	821	348
Nonvested stock awards and units	297	252
Performance share awards	241	196
Weighted-average shares outstanding – diluted	44,356	44,659
Excluded from diluted weighted-average shares outstanding:
Antidilutive	1,097	2,893
Performance conditions not satisfied at the end of the period	202	399

13.	VARIABLE INTEREST ENTITIES
In January 2011, we formed Jack in the Box Franchise Finance, LLC (“FFE”) for the purpose of operating a franchisee lending program to assist Jack in the Box franchisees in re-imaging their restaurants. We are the sole equity investor in FFE. The lending program was comprised of a $20.0 million commitment from the Company in the form of a capital note and an $80.0 million Senior Secured Revolving Securitization Facility entered into with a third party. The lending period and the revolving period expired in June 2012 and the facility repayments were completed in August of 2012.
We have determined that FFE is a VIE. We considered a variety of factors in identifying the primary beneficiary of FFE including, but not limited to, who holds the power to direct matters that most significantly impact FFE’s economic performance (such as determining the underwriting standards and credit management policies), as well as what party has the obligation to absorb the losses of FFE. Based on these considerations, we have determined that the Company is the primary beneficiary and have reflected the entity in the accompanying condensed consolidated financial statements.

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

	January 20, 2013	September 30, 2012
Cash	$—	$444
Other current assets (1)	2,286	2,536
Other assets, net (1)	10,469	11,051
Total assets	$12,755	$14,031

Current liabilities	$49	$14
Other long-term liabilities (2)	13,052	14,428
Retained earnings	(346)	(411)
Total liabilities and stockholders’ equity	$12,755	$14,031
____________________________

(1)	Consists primarily of amounts due from franchisees.

(2)	Consists primarily of the capital note contributions from Jack in the Box which are eliminated in consolidation.
The Company’s maximum exposure to loss is equal to its outstanding contributions as of January 20, 2013. This amount represents estimated losses that would be incurred should all franchisees default on their loans without any consideration of recovery. To offset the credit risk associated with the Company’s variable interest in FFE, the Company holds a security interest in the assets of FFE subordinate and junior to all other obligations of FFE.

14.    CONTINGENCIES AND LEGAL MATTERS
The Company assesses contingencies, including litigation contingencies, to determine the degree of probability and range of possible loss for potential accrual in its financial statements. An estimated loss contingency is accrued in the financial statements if it is probable that a liability has been incurred and the amount of the loss can be reasonably estimated. Because litigation is inherently unpredictable, assessing contingencies is highly subjective and requires judgments about future events. When evaluating litigation contingencies, we may be unable to provide a meaningful estimate due to a number of factors, including the procedural status of the matter in question, the presence of complex or novel legal theories, and/or the ongoing discovery and development of information important to the matter.  In addition, damage amounts claimed in litigation against us may be unsupported, exaggerated or unrelated to possible outcomes, and as such are not meaningful indicators of our potential liability. The Company regularly reviews contingencies to determine the adequacy of the accruals and related disclosures. The ultimate amount of loss may differ from these estimates.
Gessele v. Jack in the Box Inc. — In August 2010, five former employees instituted litigation in federal court in Oregon alleging claims under the federal Fair Labor Standards Act (“FLSA”) and Oregon wage and hour laws.  The plaintiffs allege that the Company failed to pay non-exempt employees for certain meal breaks and improperly recorded payroll deductions for shoe purchases and for workers’ compensation expenses.  In January of 2013, a federal magistrate judge recommended to: (i) grant certification of the Oregon state law claims with respect to payroll deductions for shoe purchases and workers’ compensation expenses, (ii) grant conditional certification for these same claims under the FLSA, and (iii) deny certification for meal break claims under both federal and Oregon law.  We intend to vigorously defend against this lawsuit.  We have made an accrual for a single claim for which we believe a loss is both probable and estimable.  This accrued loss contingency did not have a material effect on the results of operations.  Due to the procedural status of the other claims in this case, we have not established a loss contingency accrual as the liability with respect to these claims is not probable or estimable. Nonetheless, an unfavorable resolution of this matter, could have a material adverse effect on our business, results of operations, liquidity or financial condition.
Other Legal Matters — In addition to the matter described above, the Company is subject to normal and routine litigation brought by former, current or prospective employees, customers, franchisees, vendors, landlords, shareholders or others.  We intend to defend ourselves in any such matters.  Although we currently believe that the ultimate outcome of these matters will not have a material adverse effect on our business, results of operations, liquidity or financial position of the Company, it is possible that our business, results of operations, liquidity, or financial position could be materially affected in any particular future reporting period by the unfavorable resolution of one or more of these matters or contingencies.

JACK IN THE BOX INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Lease Guarantees — In connection with the sale of the distribution business, we have assigned the leases at two of our distribution centers to third parties. Under these agreements, which expire in 2015 and 2017, the Company remains secondarily liable for the lease payments for which we were responsible under the original lease. As of January 20, 2013, the amount remaining under these lease guarantees totaled $3.5 million. We have not recorded a liability for the guarantees as the likelihood of the third party defaulting on the assignment agreements was deemed to be less than probable.

15.	SEGMENT REPORTING
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
We measure and evaluate our segments based on segment earnings from operations. Summarized financial information concerning our reportable segments is shown in the following tables (in thousands):

	Sixteen Weeks Ended
	January 20, 2013	January 22, 2012
Revenues by segment:
Jack in the Box restaurant operations segment	$367,576	$382,658
Qdoba restaurant operations segment	97,947	75,263
Consolidated revenues	$465,523	$457,921
Earnings from operations by segment:
Jack in the Box restaurant operations segment	$37,217	$22,136
Qdoba restaurant operations segment	2,497	2,174
FFE operations	(49)	(55)
Consolidated earnings from operations	$39,665	$24,255
Total depreciation expense by segment:
Jack in the Box restaurant operations segment	$23,683	$24,293
Qdoba restaurant operations segment	6,018	4,782
Consolidated depreciation expense	$29,701	$29,075
Interest income and expense, income taxes and total assets are not reported for our segments, in accordance with our method of internal reporting.

	January 20, 2013	September 30, 2012
Goodwill by segment (in thousands):
Jack in the Box	$49,020	$47,847
Qdoba	98,263	92,775
Consolidated goodwill	$147,283	$140,622
Refer to Note 4, Summary of Refranchisings, Franchise Development and Acquisitions, for information regarding the changes in goodwill during 2013.

16.	SUPPLEMENTAL CONSOLIDATED CASH FLOW INFORMATION (in thousands)

	Sixteen Weeks Ended
	January 20, 2013	January 22, 2012
Cash paid during the quarter for:
Interest, net of amounts capitalized	$5,573	$5,605
Income tax payments	$12,357	$12,478

JACK IN THE BOX INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

17.	SUPPLEMENTAL CONSOLIDATED BALANCE SHEET INFORMATION (in thousands)

	January 20, 2013	September 30, 2012
Other assets, net:
Company-owned life insurance policies	$88,542	$86,276
Deferred tax asset	114,518	115,537
Other	76,554	69,317
	$279,614	$271,130
Accrued liabilities:
Payroll and related taxes	$40,836	$58,503
Advertising	28,726	21,400
Insurance	33,924	33,391
Other	47,093	51,343
	$150,579	$164,637
Other long-term liabilities:
Pension plans	$210,997	$213,854
Straight-line rent accrual	53,927	54,288
Other	102,463	103,060
	$367,387	$371,202
As of September 30, 2012, accounts and other receivables, net and accounts payable included amounts due from franchisees and due to vendors, respectively, for activities related to our distribution business. As of January 20, 2013, we have eliminated the operations and cash flows of the distribution business. Refer to Note 2, Discontinued Operations, for additional information.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
GENERAL
All comparisons between 2013 and 2012 refer to the 16-week (“quarter”) periods ended January 20, 2013 and January 22, 2012, respectively, unless otherwise indicated.
For an understanding of the significant factors that influenced our performance during the quarterly periods ended January 20, 2013 and January 22, 2012, our Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) should be read in conjunction with the Condensed Consolidated Financial Statements and related Notes included in this Quarterly Report and our Annual Report on Form 10-K for the fiscal year ended September 30, 2012.
Our MD&A consists of the following sections:

•	Overview — a general description of our business and fiscal 2013 highlights.

•	Financial reporting — a discussion of changes in presentation.

•	Results of operations — an analysis of our consolidated statements of earnings for the periods presented in our condensed consolidated financial statements.

•	Liquidity and capital resources — an analysis of our cash flows including capital expenditures, share repurchase activity, known trends that may impact liquidity and the impact of inflation.

•	Discussion of critical accounting estimates — a discussion of accounting policies that require critical judgments and estimates.

•	New accounting pronouncements — a discussion of new accounting pronouncements, dates of implementation and the impact on our consolidated financial position or results of operations, if any.

•
Cautionary statements regarding forward-looking statements — a discussion of the risks and uncertainties that may cause our actual results to differ materially from any forward-looking statements made by management.

OVERVIEW
As of January 20, 2013, we operated and franchised 2,255 Jack in the Box quick-service restaurants, primarily in the western and southern United States, and 636 Qdoba Mexican Grill (“Qdoba”) fast-casual restaurants primarily throughout the United States and including one in Canada.
Our primary source of revenue is from retail sales at Jack in the Box and Qdoba company-operated restaurants. We also derive revenue from Jack in the Box and Qdoba franchise restaurants, including royalties (based upon a percent of sales), rents and franchise fees. Historically, we also generated revenue from distribution sales of food and packaging commodities to franchisees; however this function has been outsourced, and franchisees who previously utilized our distribution services now purchase product directly from our distribution service providers or other approved suppliers. In addition, we recognize gains from the sale of company-operated restaurants to franchisees. These gains are presented as a reduction of operating costs and expenses, net in the accompanying condensed consolidated statements of earnings.
The following summarizes the most significant events occurring in fiscal 2013 and certain trends compared to a year ago:

•	Restaurant Sales — Sales at restaurants open more than one year (“same-store sales”) increased as follows:

	Sixteen Weeks Ended
	January 20, 2013	January 22, 2012
Jack in the Box:
Company	2.1%	5.3%
Franchise	1.8%	2.8%
System	1.9%	3.6%
Qdoba:
Company	1.5%	3.5%
Franchise	0.5%	4.0%
System	1.0%	3.8%

•
Commodity Costs — In the quarter, Jack in the Box commodity costs decreased approximately 0.3% compared to a year ago, while Qdoba commodity costs increased approximately 1.0%. We expect our overall commodity costs to increase approximately 2%-3% in fiscal 2013 compared to a year ago.

•
New Unit Development — We continued to grow our brands with the opening of new company-operated and franchise-operated restaurants. During the quarter, nine Jack in the Box locations and 17 Qdoba locations were opened system-wide.

•
Franchising Program — Qdoba and Jack in the Box franchisees opened a total of 20 restaurants year-to-date. Our Jack in the Box system was approximately 76% franchised at the end of the first quarter and we plan to ultimately increase franchise ownership to approximately 80%.

•	Credit Facility — In November 2012, we entered into a new credit agreement consisting of a $400.0 million revolving credit facility and a $200.0 million term loan, both with a five-year maturity.

•
Distribution Outsourcing — During the first quarter of 2013, we completed the outsourcing of our Jack in the Box distribution business. As a result, we recorded after-tax charges totaling $3.3 million, or $0.07 per diluted share, which is presented as discontinued operations.

•
Share Repurchases — Pursuant to a share repurchase program authorized by our Board of Directors, we repurchased approximately 1.0 million shares of our common stock at an average price of $27.29 per share during the quarter, including the cost of brokerage fees.

RESULTS OF OPERATIONS
The following table presents certain income and expense items included in our condensed consolidated statements of earnings as a percentage of total revenues, unless otherwise indicated. Percentages may not add due to rounding.
CONSOLIDATED STATEMENTS OF EARNINGS DATA

	Sixteen Weeks Ended
	January 20, 2013	January 22, 2012
Revenues:
Company restaurant sales	77.4%	79.5%
Franchise revenues	22.6%	20.5%
Total revenues	100.0%	100.0%
Operating costs and expenses, net:
Company restaurant costs:
Food and packaging (1)	32.2%	33.5%
Payroll and employee benefits (1)	28.9%	29.3%
Occupancy and other (1)	23.1%	23.6%
Total company restaurant costs (1)	84.3%	86.5%
Franchise costs (1)	49.8%	53.1%
Selling, general and administrative expenses	14.5%	14.4%
Impairment and other charges, net	0.7%	1.0%
Gains on the sale of company-operated restaurants	(0.2)%	(0.2)%
Earnings from operations	8.5%	5.3%
Income tax rate (2)	30.2%	34.3%
____________________________

(1)	As a percentage of the related sales and/or revenues.

(2)	As a percentage of earnings from continuing operations and before income taxes.

The following table presents Jack in the Box and Qdoba company restaurant sales, costs and costs as a percentage of the related sales. Percentages may not add due to rounding.
SUPPLEMENTAL COMPANY-OPERATED RESTAURANTS STATEMENTS OF EARNINGS DATA
(dollars in thousands)

	Sixteen Weeks Ended
	January 20, 2013		January 22, 2012
Jack in the Box:
Company restaurant sales	$267,176		$294,353
Company restaurant costs:
Food and packaging	87,798	32.9%	101,591	34.5%
Payroll and employee benefits	77,002	28.8%	86,569	29.4%
Occupancy and other	56,588	21.2%	65,291	22.2%
Total company restaurant costs	$221,388	82.9%	$253,451	86.1%
Qdoba:
Company restaurant sales	$92,918		$69,749
Company restaurant costs:
Food and packaging	28,303	30.5%	20,516	29.4%
Payroll and employee benefits	27,062	29.1%	20,242	29.0%
Occupancy and other	26,766	28.8%	20,652	29.6%
Total company restaurant costs	$82,131	88.4%	$61,410	88.0%
The following table summarizes the year-to-date changes in the number of Jack in the Box (“JIB”) and Qdoba company and franchise restaurants:

	January 20, 2013			January 22, 2012
	Company	Franchise	Total	Company	Franchise	Total
Jack in the Box:
Beginning of year	547	1,703	2,250	629	1,592	2,221
New	3	6	9	5	11	16
Acquired from franchisees	1	(1)	—	—	—	—
Closed	—	(4)	(4)	—	(1)	(1)
End of period	551	1,704	2,255	634	1,602	2,236
% of JIB system	24%	76%	100%	28%	72%	100%
% of consolidated system	63%	85%	78%	71%	83%	79%
Qdoba:
Beginning of year	316	311	627	245	338	583
New	3	14	17	6	9	15
Acquired from franchisees	6	(6)	—	11	(11)	—
Closed	—	(8)	(8)	—	(1)	(1)
End of period	325	311	636	262	335	597
% of Qdoba system	51%	49%	100%	44%	56%	100%
% of consolidated system	37%	15%	22%	29%	17%	21%
Consolidated:
Total system	876	2,015	2,891	896	1,937	2,833
% of consolidated system	30%	70%	100%	32%	68%	100%

Revenues
As we execute our refranchising strategy for Jack in the Box, which includes the sale of restaurants to franchisees, we expect the number of company-operated restaurants and the related sales to decrease while revenues from franchise restaurants increase. As such, company restaurant sales decreased $4.0 million, or 1.1%, in the quarter. The decrease in restaurant sales is due primarily to a decrease in the average number of Jack in the Box company-operated restaurants, partially offset by an increase in the number of Qdoba company-operated restaurants and an increase in average unit sales volumes (“AUVs”) at our Jack in the Box and Qdoba restaurants.
The following table presents the approximate impact of these increases (decreases) on company restaurant sales (in thousands):

Decrease in the average number of Jack in the Box restaurants	$(40,400)
Jack in the Box AUV increase	13,200
Increase in the average number of Qdoba restaurants	18,600
Qdoba AUV increase	4,600
Total decrease in company restaurant sales	$(4,000)
Same-store sales at Jack in the Box company-operated restaurants increased 2.1% primarily driven by price increases. Same-store sales at Qdoba company-operated restaurants increased 1.5% primarily driven by a combination of price increases, transaction growth and higher catering sales, partially offset by the impact of greater promotional activity. The following table summarizes the change in company-operated same-store sales:

Jack in the Box:
Transactions	(0.1)%
Average check (1)	2.2%
Change in same-store sales	2.1%
Qdoba:
Change in same-store sales (2)	1.5%
____________________________

(1)	Includes price increases of approximately 2.6%.

(2)	Includes price increases of approximately 2.0%.
Franchise revenues increased $11.6 million in 2013 primarily reflecting an increase in the average number of Jack in the Box franchise restaurants, which contributed additional royalties and rents of approximately $6.2 million. In the 2013 quarter, lower re-image contributions to franchisees, which are recorded as a reduction of franchise revenues, also contributed to the increase. The following table reflects the detail of our franchise revenues in each period and other information we believe is useful in analyzing the change in franchise revenues (dollars in thousands):

	Sixteen Weeks Ended
	January 20, 2013	January 22, 2012
Royalties	$40,278	$38,129
Rents	63,952	59,667
Re-image contributions to franchisees	(613)	(5,707)
Franchise fees and other	1,812	1,730
Franchise revenues	$105,429	$93,819
% increase	12.4%
Average number of franchise restaurants	2,014	1,933
% increase	4.2%
Increase in franchise-operated same-store sales:
Jack in the Box	1.8%	2.8%
Qdoba	0.5%	4.0%
Royalties as a percentage of estimated franchise restaurant sales:
Jack in the Box	5.2%	5.2%
Qdoba	4.9%	5.0%

Operating Costs and Expenses
Food and packaging costs decreased to 32.2% of company restaurant sales in the quarter compared with 33.5%, a year ago. The lower percentage in 2013 primarily relates to the benefit of selling price increases, favorable product mix at our Jack in the Box restaurants, and a greater proportion of Qdoba company restaurants which generally have lower food and packaging costs than our Jack in the Box restaurants. These benefits were partially offset by the impact of greater promotional activity at our Qdoba restaurants.
Commodity costs increased (decreased) as follows compared with the prior year:

Jack in the Box	(0.3)%
Qdoba	1.0%
Commodity costs were higher for poultry, potatoes, cheese and tortillas and lower for beef, pork, dairy and bakery. We expect overall commodity costs for fiscal 2013 to increase approximately 2%-3%. Beef represents the largest portion, or approximately 20%, of the Company’s overall commodity spend. We typically do not enter into fixed price contracts for our beef needs. For the full year, we currently expect beef costs to increase approximately 4%, and most other major commodities to be higher in 2013 compared with last year.
Payroll and employee benefit costs decreased to 28.9% of company restaurant sales in the quarter compared to 29.3% in 2012, reflecting leverage from same-store sales increases, lower levels of incentive compensation, the modest benefits of refranchising Jack in the Box restaurants and the favorable impact of recent acquisitions of Qdoba franchised restaurants.
Occupancy and other costs decreased to 23.1% of company restaurant sales in the quarter compared with 23.6% last year. The lower percentage in 2013 is due primarily to leverage from same-store sales increases and the favorable impact of recent acquisitions of Qdoba franchised restaurants, partially offset by a greater proportion of Qdoba company restaurants which generally have higher occupancy and other costs than our Jack in the Box restaurants.
Franchise costs, principally rents and depreciation on properties leased to Jack in the Box franchisees, increased $2.6 million and decreased to 49.8% of the related revenues in the quarter from 53.1% a year ago. The decrease as a percent of franchise revenues is primarily due to a decrease in re-image contributions to franchisees, which are recorded as a reduction of franchise revenues, and cost savings associated with our restructuring initiatives.
The following table presents the change in selling, general and administrative (“SG&A”) expenses compared with the prior year (in thousands):

Increase / (Decrease)
Advertising	$(410)
Refranchising strategy	(861)
Incentive compensation (including share-based compensation)	2,455
Cash surrender value of COLI policies, net	1,858
Pension and postretirement benefits	1,372
Pre-opening costs	(908)
Other, including savings from restructuring initiatives	(1,887)
$1,619
Our refranchising strategy has resulted in a decrease in the number of Jack in the Box company-operated restaurants and the related overhead expenses to manage and support those restaurants, including advertising costs, which are primarily contributions to our marketing fund determined as a percentage of restaurant sales. As such, advertising costs decreased at Jack in the Box and were partially offset by higher advertising expenses at Qdoba due to an increase in the number of company-operated restaurants.

The higher levels of incentive compensation primarily reflect an improvement in the Company’s results compared with performance goals and increases in share-based compensation expense due to changes in the attribution period over which the share-based compensation expense is recognized. The cash surrender value of our company-owned life insurance (“COLI”) policies, net of changes in our non-qualified deferred compensation obligation supported by these policies, are subject to market fluctuations. The changes in market values had a positive impact of $1.3 million in 2013 compared with $3.2 million in the same quarter last year. The increase in pension and postretirement benefits expense principally relates to a decrease in the discount rate as compared with a year ago. The decrease in pre-opening costs primarily relate to higher expenses incurred in the prior year related to restaurant openings in new Jack in the Box markets.
Impairment and other charges, net is comprised of the following (in thousands):

	Sixteen Weeks Ended
	January 20, 2013	January 22, 2012
Impairment charges	$2,522	$1,199
Losses on the disposition of property and equipment, net	(832)	1,083
Costs of closed restaurants (primarily lease obligations) and other	761	2,069
Restructuring costs	812	—
	$3,263	$4,351
Impairment and other charges, net decreased $1.1 million in the quarter compared to a year ago primarily attributable to income of $2.1 million recognized on the disposition of property and equipment in 2013 from the resolution of two eminent domain matters involving Jack in the Box restaurants. To a lesser extent, a decline in lease obligation costs associated with closed restaurants also contributed to the decrease. Refer to Note 7, Impairment, Disposition of Property and Equipment, Restaurant Closing Costs and Restructuring, of the notes to the condensed consolidated financial statements for additional information regarding costs associated with closed restaurants. These decreases were partially offset by higher impairment charges related to Jack in the Box restaurants we intend to close or have closed and costs incurred in connection with the ongoing comprehensive review of our organizational structure, which includes evaluating outsourcing opportunities, restructuring of certain functions and workforce reductions.
Gains on the sale of company-operated restaurants were $0.7 million and $1.1 million, in 2013 and 2012, respectively, and represent additional gains recognized upon the extension of the underlying franchise and lease agreements related to restaurants sold in a prior year.
Interest Expense, Net
Interest expense, net is comprised of the following (in thousands):

	Sixteen Weeks Ended
	January 20, 2013	January 22, 2012
Interest expense	$5,816	$6,604
Interest income	(451)	(547)
Interest expense, net	$5,365	$6,057
Interest expense, net decreased $0.7 million in the quarter compared with a year ago primarily due to lower average borrowings, partially offset by a $0.9 million charge in 2013 to write-off deferred financing fees in connection with the refinancing of our credit facility.
Income Taxes
The tax rate in 2013 was 30.2% in the quarter compared with 34.3% in the prior year. The changes in rates were impacted by the reauthorization of the Work Opportunity Tax Credit which was retroactive to January 1, 2012 and resulted in higher tax credits in the first quarter of fiscal 2013, and the market performance of insurance investment products used to fund certain non-qualified retirement plans. Changes in the cash value of the insurance products are not included in taxable income. We expect the fiscal year tax rate to be approximately 35%-36%. The annual tax rate cannot be determined until the end of the fiscal year; therefore, the actual rate could differ from our current estimates.
Earnings from Continuing Operations
Earnings from continuing operations were $23.9 million, or $0.54 per diluted share, in the quarter compared with $12.0 million, or $0.27 per diluted share, a year ago.

Losses from Discontinued Operations, Net
As described in Note 2, Discontinued Operations, in the notes to our condensed consolidated financial statements, the losses from our distribution business have been reported as discontinued operations. Losses from discontinued operations, net were $3.3 million in 2013 and reflect exit costs associated with the outsourcing of our distribution business, which reduced diluted earnings per share by approximately $0.07.
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
Cash Flows
The table below summarizes our cash flows from operating, investing and financing activities (in thousands):

	Sixteen Weeks Ended
	January 20, 2013	January 22, 2012
Total cash provided by (used in):
Operating activities	$89,965	$27,792
Investing activities	(24,315)	(38,845)
Financing activities	(64,577)	13,273
Net increase in cash and cash equivalents	$1,073	$2,220
Operating Activities. Operating cash flows increased $62.2 million compared with a year ago due primarily to the outsourcing of our distribution business which freed up working capital previously tied up in franchise receivables and distribution inventory. Additionally, a $19.0 million increase in net income adjusted for non-cash items excluded from cash flows and timing differences associated with rent payments for the month of October also contributed to the increase in operating cash flows. The impact of these increases in cash flows were partially offset by an increase in incentive compensation payments in the first quarter of 2013 compared with the same period a year ago.
Investing Activities. Cash used in investing activities decreased $14.5 million compared with a year ago due primarily to an increase in proceeds from the sale and leaseback of restaurant properties and a decrease in capital expenditures.

Capital Expenditures — The composition of capital expenditures in each period follows (in thousands):

	Sixteen Weeks Ended
	January 20, 2013	January 22, 2012
Jack in the Box:
New restaurants	$219	$6,068
Restaurant facility improvements	11,485	11,087
Other, including corporate	2,552	3,822
	$14,256	$20,977
Qdoba:
New restaurants	$5,480	$4,425
Other, including corporate	1,658	1,543
	$7,138	$5,968

Consolidated capital expenditures	$21,394	$26,945
Our capital expenditure program includes, among other things, investments in new locations, restaurant remodeling, new equipment and information technology enhancements. Capital expenditures decreased compared to a year ago due primarily to a decrease in spending related to new Jack in the Box restaurants. We expect fiscal 2013 capital expenditures to be approximately $95-$105 million. We plan to open approximately 10 Jack in the Box and 40-45 Qdoba company-operated restaurants in 2013.
Sale of Company-Operated Restaurants — No restaurants were sold to franchisees during the 16-weeks ended January 20, 2013 and January 22, 2012. In certain instances, we may provide financing to facilitate the closing of certain transactions. As of January 20, 2013, notes receivable related to prior year refranchisings were $2.7 million.
Assets Held for Sale and Leaseback — We use sale and leaseback financing to lower the initial cash investment in our Jack in the Box restaurants to the cost of the equipment, whenever possible. The following table summarizes the cash flow activity related to sale and leaseback transactions in each period (dollars in thousands):

	Sixteen Weeks Ended
	January 20, 2013	January 22, 2012
Number of restaurants sold and leased back	7	2

Proceeds from sale and leaseback of assets	$13,513	$3,143
Purchases of assets intended for sale and leaseback	(13,357)	(11,046)
Net cash flows related to assets held for sale and leaseback	$156	$(7,903)
As of January 20, 2013, we had investments of $44.8 million in 24 operating and under construction restaurant properties that we expect to sell and leaseback during the next 12 months.
Acquisition of Franchise-Operated Restaurants — In each period, we acquired Qdoba franchise restaurants in select markets where we believe there is continued opportunity for restaurant development. Additionally, in 2013 we exercised our right of first refusal and acquired one Jack in the Box franchise restaurant. The following table details franchise-operated restaurant acquisition activity (dollars in thousands):

	Sixteen Weeks Ended
	January 20, 2013	January 22, 2012
Number of Jack in the Box restaurants acquired from franchisees	1	—
Number of Qdoba restaurants acquired from franchisees	6	11
Cash used to acquire franchise-operated restaurants	$7,800	$6,195
The purchase prices were primarily allocated to property and equipment, goodwill and reacquired franchise rights. For additional information, refer to Note 4, Summary of Refranchisings, Franchise Development and Acquisitions, of the notes to the condensed consolidated financial statements.

Financing Activities. Cash flows used in financing activities increased $77.9 million compared with a year ago primarily attributable to an increase in cash used to repurchase shares of our common stock and a decrease in borrowings under our credit facility.
New Credit Facility — In November 2012, we replaced our existing credit facility with a new credit facility intended to provide a more flexible capital structure and take advantage of lower interest rates. The new facility is comprised of (i) a $400.0 million revolving credit facility and (ii) a $200.0 million term loan, both maturing on November 5, 2017, both bearing interest at London Interbank Offered Rate (“LIBOR”) plus 2.00%, as of January 20, 2013. As part of the credit agreement, we may also request the issuance of up to $75.0 million in letters of credit, the outstanding amount of which reduces the net borrowing capacity under the agreement. The credit facility requires the payment of an annual commitment fee based on the unused portion of the credit facility. The credit facility’s interest rate is based on the Company's financial leverage ratio, as defined in the credit agreement, and can range from LIBOR plus 1.75% to 2.25% with no floor. We may make voluntary prepayments of the loans under the revolving credit facility and term loan at any time without premium or penalty. Specific events, such as asset sales, certain issuances of debt, and insurance and condemnation recoveries, could trigger a mandatory prepayment.
The Company borrowed approximately $220.0 million under the revolving credit facility and $200.0 million under the term loan. The proceeds were used to repay all borrowings under the prior credit facility and the related transaction fees and expenses, including those associated with the new credit facility. Loan origination costs associated with the new credit facility were $4.4 million and are included as deferred costs in other assets, net in the accompanying condensed consolidated balance sheet as of January 20, 2013. At January 20, 2013, we had $200.0 million outstanding under the term loan, borrowings under the revolving credit facility of $190.0 million and letters of credit outstanding of $30.9 million.
We are subject to a number of customary covenants under our new credit facility, including limitations on additional borrowings, acquisitions, loans to franchisees, capital expenditures, lease commitments, stock repurchases, dividend payments and requirements to maintain certain financial ratios defined in our credit agreement. We were in compliance with all covenants as of January 20, 2013.
Interest Rate Swaps — To reduce our exposure to rising interest rates under our variable rate debt, we consider interest rate swaps. In August 2010, we entered into two forward-looking swaps that effectively convert $100.0 million of our variable rate term loan to a fixed-rate basis from September 2011 through September 2014. Based on the term loan’s applicable margin of 2.00% as of January 20, 2013, these agreements would have an average pay rate of 1.54%, yielding an “all-in” fixed rate of 3.54%. For additional information related to our interest rate swaps, refer to Note 6, Derivative Instruments, of the notes to the condensed consolidated financial statements.
Repurchases of Common Stock — In November 2011, the Board of Directors approved a program, expiring November 2013, to repurchase $100.0 million in shares of our common stock. During the first quarter of 2013, we repurchased approximately 1.0 million shares at an aggregate cost of $26.9 million under this authorization. In November 2012, the Board of Directors approved a new program to repurchase up to an additional $100.0 million in shares of our common stock through November 2014. As of January 20, 2013, the aggregate remaining amount authorized for repurchase was $150.0 million under both authorizations.
Off-Balance Sheet Arrangements
We are not a party to any off-balance sheet arrangements that have, or are reasonably likely to have, a current or future material effect on our financial condition, changes in financial condition, results of operations, liquidity, capital expenditures or capital resources.
DISCUSSION OF CRITICAL ACCOUNTING ESTIMATES
Critical accounting estimates are those the Company believes are most important for the portrayal of the Company’s financial condition and results and that require management’s most subjective and complex judgments. Judgments and uncertainties regarding the application of these policies may result in materially different amounts being reported under various conditions or using different assumptions. There have been no material changes to the critical accounting estimates previously disclosed in the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2012.
NEW ACCOUNTING PRONOUNCEMENTS
Accounting standards that have been issued by the FASB or other standards-setting bodies that do not require adoption until a future date are not expected to have a material impact on our condensed consolidated financial statements upon adoption.

CAUTIONARY STATEMENTS REGARDING FORWARD-LOOKING STATEMENTS
This report contains forward-looking statements within the meaning of the federal securities laws. Any statements contained herein that are not historical facts may be deemed to be forward-looking statements. Forward-looking statements may be identified by words such as “anticipate,” “assume,” “believe,” “estimate,” “expect,” “forecast,” “goals,” “guidance,” “intend,” “plan,” “project,” “may,” “will,” “would”, “should” and similar expressions. These statements are based on management’s current expectations, estimates, forecasts and projections about our business and the industry in which we operate. These estimates and assumptions involve known and unknown risks, uncertainties, and other factors that are in some cases beyond our control. Factors that may cause our actual results to differ materially from any forward-looking statements include, but are not limited to, the important factors described in the “Discussion of Critical Accounting Estimates,” and in other sections in this Form 10-Q and in our most recent Annual Report on Form 10-K for the fiscal year ended September 30, 2012 (“Form 10-K”) and other Securities and Exchange Commission filings, including:

•
Food service businesses such as ours may be materially and adversely affected by changes in consumer preferences or dining habits, and economic, political and socioeconomic conditions. Adverse economic conditions such as unemployment and decreased discretionary spending may result in reduced restaurant traffic and sales and impose practical limits on pricing.

•
Our profitability depends in part on food and commodity costs and availability, including animal feed costs and fuel costs and other supply and distribution costs. The risks of increased commodities costs and volatility in costs could adversely affect our profitability and results of operations.

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

•	Similarly, food service businesses such as ours are subject to the risk that shortages or interruptions in supply could adversely affect the availability, quality and cost of ingredients.

•	Our business can be materially and adversely affected by severe weather conditions, which can result in lost restaurant sales, supply chain interruptions and increased costs.

•
Growth and new restaurant development involve substantial risks, including risks associated with unavailability of suitable franchisees, limited financing availability, cost overruns and the inability to secure suitable sites on acceptable terms. In addition, our growth strategy includes opening restaurants in new markets where we cannot assure that we will be able to successfully expand or acquire critical market presence, attract customers or otherwise operate profitably.

•
The restaurant industry is highly competitive with respect to price, service, location, brand identification and menu quality and innovation. We cannot assure that we will be able to effectively respond to aggressive competitors (including competitors with significantly greater financial resources); that our facility improvements and related strategies will increase our same-store sales and AUVs; or that our new products, service initiatives or our overall strategies will be successful.

•	Should our advertising and promotions be less effective than our competitors, there could be a material adverse effect on our results of operations and financial condition.

•
The cost-saving initiatives begun during 2012, including the outsourcing of our distribution business, are subject to risk and uncertainties, and we cannot assure that these activities, or any other activities we undertake in the future, will achieve the desired savings and efficiencies.

•	The loss of key personnel could have a material adverse effect on our business.

•	The costs of compliance with government regulations, including those resulting in increased labor costs, could negatively affect our results of operations and financial condition.

•
A material failure or interruption of service or a breach in security of our information technology systems or databases could cause reduced efficiency in operations, loss or misappropriation of data or business interruptions.

•
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

•
We are subject to litigation which is inherently unpredictable and can result in unfavorable resolutions where the amount of ultimate loss may exceed our estimated loss contingencies, or impose other costs in defense of claims or distract management from our operations.

Potential investors are urged to consider these factors, more fully described in our Form 10-K, carefully in evaluating any forward-looking statements, and are cautioned not to place undue reliance on the forward-looking statements. All forward-looking statements are made only as of the date issued, and we do not undertake any obligation to update any forward-looking statements.

ITEM 3.        QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Our primary exposure to risks relating to our financial instruments are changes in interest rates. Our credit facility, which is comprised of a revolving credit facility and a term loan, bears interest at an annual rate equal to the prime rate of LIBOR plus an applicable margin based on a financial leverage ratio. As of January 20, 2013, the applicable margin for the LIBOR-based revolving loans and term loan was set at 2.00%.
We use interest rate swap agreements to reduce exposure to interest rate fluctuations. In August 2010, we entered into two interest rate swap agreements that effectively convert $100.0 million of our variable rate term loan borrowings to a fixed-rate basis beginning September 2011 through September 2014. Based on the term loan’s applicable margin of 2.00% as of January 20, 2013, these agreements would have an average pay rate of 1.54%, yielding a fixed rate of 3.54%.
A hypothetical 100 basis point increase in short-term interest rates, based on the outstanding unhedged balance of our revolving credit facility and term loan at January 20, 2013, would result in an estimated increase of $2.9 million in annual interest expense.
We are also exposed to the impact of commodity and utility price fluctuations. Many of the ingredients we use are commodities or ingredients that are affected by the price of other commodities, weather, seasonality, production, availability and various other factors outside our control. In order to minimize the impact of fluctuations in price and availability, we monitor the primary commodities we purchase and may enter into purchasing contracts and pricing arrangements when considered to be advantageous. However, certain commodities remain subject to price fluctuations. We are exposed to the impact of utility price fluctuations related to unpredictable factors such as weather and various other market conditions outside our control. Our ability to recover increased costs for commodities and utilities through higher prices is limited by the competitive environment in which we operate. From time to time, we enter into futures and option contracts to manage these fluctuations. At January 20, 2013, we had no such contracts in place.
ITEM 4.        CONTROLS AND PROCEDURES
Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures
Based on an evaluation of the Company’s disclosure controls and procedures (as defined in Rules 13a - 15 and 15d - 15 of the Securities Exchange Act of 1934, as amended), as of the end of the Company’s quarter ended January 20, 2013, the Company’s Chief Executive Officer and Chief Financial Officer (its principal executive officer and principal financial officer, respectively) have concluded that the Company’s disclosure controls and procedures were effective.

Changes in Internal Control Over Financial Reporting
There have been no changes in the Company’s internal control over financial reporting that occurred during the Company’s fiscal quarter ended January 20, 2013 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION
There is no information required to be reported for any items under Part II, except as follows:

ITEM 1.        LEGAL PROCEEDINGS
The Company assesses contingencies, including litigation contingencies, to determine the degree of probability and range of possible loss for potential accrual in its financial statements. An estimated loss contingency is accrued in the financial statements if it is probable that a liability has been incurred and the amount of the loss can be reasonably estimated. Because litigation is inherently unpredictable, assessing contingencies is highly subjective and requires judgments about future events. When evaluating litigation contingencies, we may be unable to provide a meaningful estimate due to a number of factors, including the procedural status of the matter in question, the presence of complex or novel legal theories, and/or the ongoing discovery and development of information important to the matter.
In addition, damage amounts claimed in litigation against us may be unsupported, exaggerated or unrelated to possible outcomes, and as such are not meaningful indicators of our potential liability. The Company regularly reviews contingencies to determine the adequacy of the accruals and related disclosures. The ultimate amount of loss may differ from these estimates.  The Company is subject to normal and routine litigation brought by former, current or prospective employees, customers, franchisees, vendors, landlords, shareholders or others.  We intend to defend ourselves in any such matters.  Although we currently believe that the ultimate outcome of these matters will not have a material adverse effect on our business, results of operations, liquidity or financial position of the Company, it is possible that our business, results of operations, liquidity, or financial position could be materially affected in any particular future reporting period by the unfavorable resolution of one or more of these matters or contingencies.  For additional information, refer to Note 14, Contingencies and Legal Matters, of the notes to the condensed consolidated financial statements.

ITEM 1A.    RISK FACTORS
You should consider the risks and uncertainties described under Item 1A of Part I of our Annual Report on Form 10-K for the fiscal year ended September 30, 2012, which we filed with the SEC on November 21, 2012, together with the risks and uncertainties discussed under the heading “Cautionary Statements Regarding Forward-Looking Statements” in Item 2 of this Quarterly Report on Form 10-Q when evaluating our business and our prospects. There have been no material changes from the risk factors as previously disclosed in our Annual Report on Form 10-K for the fiscal year ended September 30, 2012. These risks and uncertainties are not the only ones we face. Additional risks and uncertainties not presently known to us or that we currently consider immaterial may also impair our business operations. If any of the risks or uncertainties actually occurs, our business and financial results could be harmed. In that case, the market price of our common stock could decline. You should also refer to the other information set forth in this Quarterly Report and in our Annual Report on Form 10-K for the fiscal year ended September 30, 2012, including our financial statements and the related notes.

ITEM 2.        UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
As of January 20, 2013, our credit agreement provides for up to $500.0 million for the potential payment of cash dividends and stock repurchases, subject to certain limitations based on our leverage ratio as defined in our credit agreement.
Dividends — We did not pay any cash or other dividends during the last two fiscal years and do not anticipate paying dividends in the foreseeable future.
Stock Repurchases — In November 2011, the Board of Directors approved a program, expiring November 2013, to repurchase $100.0 million in shares of our common stock. In November 2012, the Board of Directors approved a new program to repurchase up to an additional $100.0 million in shares of our common stock through November 2014. At the end of the first quarter, the aggregate remaining amount authorized for repurchase was $150.0 million. The following table summarizes shares repurchased during the quarter ended January 20, 2013:

	(a) Total number of shares purchased	(b) Average price paid per share	(c) Total number of shares purchased as part of publicly announced programs	(d) Maximum dollar value that may yet be purchased under these programs
				$76,887,763
October 1, 2012 - October 27, 2012	985,436	$27.26	985,436	$50,000,016
October 28, 2012 - November 25, 2012	—	—	—	$150,000,016
November 26, 2012 - December 23, 2012	—	—	—	$150,000,016
December 24, 2012 - January 20, 2013	—	—	—	$150,000,016
Total	985,436	$27.26	985,436

ITEM 4.        MINE SAFETY DISCLOSURES
Not applicable.
ITEM 5.              OTHER INFORMATION
None.

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
Jerry P. Rebel
Executive Vice President and Chief Financial Officer (principal financial officer) (Duly Authorized Signatory)
Date: February 21, 2013