Form 10-Q
period 2013-04-14
JACK IN THE BOX INC /NEW/
filed 2013-05-16
CIK 807882

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
 ____________________________________________________
FORM 10-Q
 _______________________________________________________________________________________
QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended April 14, 2013
Commission File Number: 1-9390
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
Yes  ☐    No  ☑
As of the close of business May 10, 2013, 44,480,489 shares of the registrant’s common stock were outstanding.

JACK IN THE BOX INC. AND SUBSIDIARIES

PART I. FINANCIAL INFORMATION

ITEM 1.        CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JACK IN THE BOX INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Dollars in thousands, except share data)
(Unaudited)

	April 14, 2013	September 30, 2012
ASSETS
Current assets:
Cash and cash equivalents	$10,202	$8,469
Accounts and other receivables, net	52,185	78,798
Inventories	8,713	7,752
Prepaid expenses	31,992	32,821
Deferred income taxes	26,931	26,932
Assets held for sale and leaseback	39,569	45,443
Assets of discontinued operations held for sale	—	30,591
Other current assets	452	375
Total current assets	170,044	231,181
Property and equipment, at cost	1,543,068	1,529,650
Less accumulated depreciation and amortization	(736,854)	(708,858)
Property and equipment, net	806,214	820,792
Goodwill	148,935	140,622
Other assets, net	276,544	271,130
	$1,401,737	$1,463,725
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current maturities of long-term debt	$20,960	$15,952
Accounts payable	24,123	94,713
Accrued liabilities	160,581	164,637
Total current liabilities	205,664	275,302
Long-term debt, net of current maturities	369,728	405,276
Other long-term liabilities	369,667	371,202
Stockholders’ equity:
Preferred stock $0.01 par value, 15,000,000 shares authorized, none issued	—	—
Common stock $0.01 par value, 175,000,000 shares authorized, 77,559,191 and 75,827,894 issued, respectively	776	758
Capital in excess of par value	266,500	221,100
Retained earnings	1,154,650	1,120,671
Accumulated other comprehensive loss	(129,344)	(136,013)
Treasury stock, at cost, 33,362,162 and 31,955,606 shares, respectively	(835,904)	(794,571)
Total stockholders’ equity	456,678	411,945
	$1,401,737	$1,463,725
See accompanying notes to condensed consolidated financial statements.

JACK IN THE BOX INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS
(In thousands, except per share data)
(Unaudited)

	Quarter		Year-to-Date
	April 14, 2013	April 15, 2012	April 14, 2013	April 15, 2012
Revenues:
Company restaurant sales	$277,197	$290,803	$637,291	$654,905
Franchise revenues	78,426	75,681	183,855	169,500
	355,623	366,484	821,146	824,405
Operating costs and expenses, net:
Company restaurant costs:
Food and packaging	90,688	94,910	206,789	217,017
Payroll and employee benefits	79,620	84,566	183,684	191,377
Occupancy and other	63,152	66,184	146,506	152,127
Total company restaurant costs	233,460	245,660	536,979	560,521
Franchise costs	39,661	37,996	92,149	87,855
Selling, general and administrative expenses	52,972	54,497	120,308	120,214
Impairment and other charges, net	2,382	5,074	5,645	9,425
Losses (gains) on the sale of company-operated restaurants	2,418	(14,078)	1,670	(15,200)
	330,893	329,149	756,751	762,815
Earnings from operations	24,730	37,335	64,395	61,590
Interest expense, net	3,426	4,534	8,791	10,591
Earnings from continuing operations and before income taxes	21,304	32,801	55,604	50,999
Income taxes	7,894	11,169	18,250	17,417
Earnings from continuing operations	13,410	21,632	37,354	33,582
Losses from discontinued operations, net of income tax benefit	(120)	—	(3,375)	—
Net earnings	$13,290	$21,632	$33,979	$33,582

Net earnings per share - basic:
Earnings from continuing operations	$0.31	$0.49	$0.86	$0.77
Losses from discontinued operations	—	—	(0.08)	—
Net earnings per share (1)	$0.30	$0.49	$0.78	$0.77
Net earnings per share - diluted:
Earnings from continuing operations	$0.30	$0.48	$0.84	$0.75
Losses from discontinued operations	—	—	(0.08)	—
Net earnings per share (1)	$0.29	$0.48	$0.76	$0.75

Weighted-average shares outstanding:
Basic	43,747	43,937	43,319	43,896
Diluted	45,274	44,911	44,736	44,775
____________________________

(1)	Earnings per share may not add due to rounding.

See accompanying notes to condensed consolidated financial statements.

JACK IN THE BOX INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Dollars in thousands)
(Unaudited)

	Quarter		Year-to-Date
	April 14, 2013	April 15, 2012	April 14, 2013	April 15, 2012

Net earnings	$13,290	$21,632	$33,979	$33,582
Other comprehensive income (loss):
Foreign currency translation adjustments, net of tax benefit of $1,$0,$1 and $0, respectively	2	—	5	—
Actuarial losses and prior service cost reclassified to earnings, net of tax benefit of $1,672, $1,146, $3,901 and $2,673, respectively	2,689	1,839	6,274	4,291
Cash flow hedges:
Change in fair value of derivatives, net of tax expense of $34, $82, $33 and $237, respectively	(60)	(132)	(57)	(382)
Net loss reclassified to earnings, net of tax benefit of $118, $115, $277 and $268, respectively	193	184	447	429
Other comprehensive income	2,824	1,891	6,669	4,338

Comprehensive income	$16,114	$23,523	$40,648	$37,920
See accompanying notes to condensed consolidated financial statements.

JACK IN THE BOX INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in thousands)
(Unaudited)

	Year-to-Date
	April 14, 2013	April 15, 2012
Cash flows from operating activities:
Net earnings	$33,979	$33,582
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	52,590	51,874
Deferred finance cost amortization	1,249	1,431
Deferred income taxes	2,536	(2,560)
Share-based compensation expense	7,599	3,562
Pension and postretirement expense	16,772	14,372
Gains on cash surrender value of company-owned life insurance	(5,669)	(8,427)
Losses (gains) on the sale of company-operated restaurants	1,670	(15,200)
Losses on the disposition of property and equipment	416	2,858
Impairment charges and other	4,828	2,109
Loss on early retirement of debt	939	—
Changes in assets and liabilities, excluding acquisitions and dispositions:
Accounts and other receivables	25,227	(8,680)
Inventories	25,883	5,213
Prepaid expenses and other current assets	751	(4,627)
Accounts payable	(32,036)	(6,178)
Accrued liabilities	(4,256)	6,237
Pension and postretirement contributions	(7,052)	(6,573)
Other	(3,821)	595
Cash flows provided by operating activities	121,605	69,588
Cash flows from investing activities:
Purchases of property and equipment	(41,754)	(40,609)
Purchases of assets intended for sale and leaseback	(25,165)	(22,000)
Proceeds from sale and leaseback of assets	22,892	9,312
Proceeds from the sale of company-operated restaurants	2,866	21,964
Collections on notes receivable	2,987	9,669
Disbursements for loans to franchisees	—	(3,977)
Acquisitions of franchise-operated restaurants	(11,014)	(39,195)
Other	3,694	244
Cash flows used in investing activities	(45,494)	(64,592)
Cash flows from financing activities:
Borrowings on revolving credit facilities	479,000	333,020
Repayments of borrowings on revolving credit facilities	(539,000)	(308,324)
Proceeds from issuance of debt	200,000	—
Principal repayments on debt	(170,540)	(10,662)
Debt issuance costs	(4,392)	(741)
Proceeds from issuance of common stock	37,113	2,015
Repurchases of common stock	(40,465)	(6,901)
Excess tax benefits from share-based compensation arrangements	599	287
Change in book overdraft	(36,693)	(13,806)
Cash flows used in financing activities	(74,378)	(5,112)
Net increase (decrease) in cash and cash equivalents	1,733	(116)
Cash and cash equivalents at beginning of period	8,469	11,424
Cash and cash equivalents at end of period	$10,202	$11,308

See accompanying notes to condensed consolidated financial statements.

JACK IN THE BOX INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1.	BASIS OF PRESENTATION
Nature of operations — Founded in 1951, Jack in the Box Inc. (the “Company”) operates and franchises Jack in the Box® quick-service restaurants and Qdoba Mexican Grill® (“Qdoba”) fast-casual restaurants. The following table summarizes the number of restaurants as of the end of each period:

	April 14, 2013	April 15, 2012
Jack in the Box:
Company-operated	546	601
Franchise	1,710	1,641
Total system	2,256	2,242
Qdoba:
Company-operated	340	289
Franchise	307	316
Total system	647	605
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
Fiscal year — Our fiscal year is 52 or 53 weeks ending the Sunday closest to September 30. Fiscal years 2013 and 2012 include 52 weeks. Our first quarter includes 16 weeks and all other quarters include 12 weeks. All comparisons between 2013 and 2012 refer to the 12-weeks (“quarter”) and 28-weeks (“year-to-date”) ended April 14, 2013 and April 15, 2012, respectively, unless otherwise indicated.
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
During fiscal 2012, we entered into an agreement with a third party distribution service provider pursuant to a Board-approved plan to sell our Jack in the Box distribution business. During the first quarter of fiscal 2013, we completed the transition of our distribution centers. The distribution business assets sold in the transaction are classified as assets of discontinued operations in the condensed consolidated balance sheet as of September 30, 2012. The operations and cash flows of the business have been eliminated and in accordance with the provisions of the Accounting Standards Codification (“ASC”) 360, Property, Plant, and Equipment, the results are reported as discontinued operations for all periods presented.

JACK IN THE BOX INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

As of April 14, 2013, there were no assets or liabilities classified as held for sale related to our distribution business. The following is a summary of our distribution business assets held for sale as of September 30, 2012 (in thousands):

Inventories	$26,844
Property and equipment, net	3,747
Total assets of discontinued operations	$30,591
The following is a summary of our distribution business operating results, which are included in discontinued operations for each period (in thousands):

	Quarter		Year-to-Date
	April 14, 2013	April 15, 2012	April 14, 2013	April 15, 2012
Revenue	$—	$140,146	$37,743	$334,940
Operating loss before income tax benefit	$(175)	$—	$(5,437)	$—
The loss on the sale of the distribution business was not material to our results of operations. The operating loss in 2013 includes $1.9 million for accelerated depreciation of a long-lived asset disposed of upon completion of the transaction, $2.1 million for future lease commitments and $1.2 million primarily related to costs incurred to exit certain vendor contracts. Our liability for lease commitments related to our distribution centers is included in other long-term debt and has changed during 2013 as follows (in thousands):

	Quarter	Year-to-Date
Balance at beginning of period	$2,277	$697
Additions and adjustments	185	2,054
Cash payments	(346)	(635)
Balance at end of quarter	$2,116	$2,116

3.	INDEBTEDNESS
New Credit Facility — On November 5, 2012, the Company refinanced its former credit facility and entered into an amended and restated credit agreement. The new credit facility is comprised of (i) a $400.0 million revolving credit facility and (ii) a $200.0 million term loan facility. The interest rate on the new credit facility is based on the Company’s leverage ratio and can range from London Interbank Offered Rate (“LIBOR”) plus 1.75% to 2.25% with no floor. The initial interest rate was LIBOR plus 2.00%. The revolving credit facility and the term loan facility both have maturity dates of November 5, 2017. As part of the credit agreement, we could also request the issuance of up to $75.0 million in letters of credit, the outstanding amount of which reduces our net borrowing capacity under the agreement.
Use of proceeds — The Company borrowed $200.0 million under the new term loan and approximately $220.0 million under the new revolving credit facility. The proceeds from the refinancing transaction were used to repay all borrowings under the former facility and to pay related transaction fees and expenses associated with the refinance of the facility, and will also be available for permitted share repurchases, permitted dividends, permitted acquisitions, ongoing working capital requirements and other general corporate purposes. At April 14, 2013, we had borrowings under the revolving credit facility of $190.0 million, $195.0 million outstanding under the term loan and letters of credit outstanding of $30.9 million.
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
Covenants — We are subject to a number of customary covenants under our new credit facility, including limitations on additional borrowings, acquisitions, loans to franchisees, capital expenditures, lease commitments, stock repurchases and dividend payments, and requirements to maintain certain financial ratios defined in the credit agreement.
Repayments — The term loan requires amortization in the form of quarterly installments of $5.0 million that began in March 2013. We are required to make certain mandatory prepayments under certain circumstances and we have the option to make certain prepayments without premium or penalty. The new credit facility includes events of default (and related remedies, including acceleration and increased interest rates following an event of default) that are customary for facilities and transactions of this type.

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
Refranchisings and franchise development — The following is a summary of the number of Jack in the Box restaurants sold to franchisees, the number of restaurants developed by franchisees and the related gains and fees recognized (dollars in thousands):

	Quarter		Year-to-Date
	April 14, 2013	April 15, 2012	April 14, 2013	April 15, 2012
Restaurants sold to franchisees	4	37	4	37
New restaurants opened by franchisees	9	9	29	29

Initial franchise fees	$389	$1,770	$1,035	$2,490

Proceeds from the sale of company-operated restaurants (1)	$2,033	$20,715	$2,866	$21,964
Net assets sold (primarily property and equipment)	(1,635)	(5,754)	(1,720)	(5,833)
Goodwill related to the sale of company-operated restaurants	(67)	(604)	(67)	(652)
Other	—	(279)	—	(279)
Gains on the sale of company-operated restaurants (1)	331	14,078	1,079	15,200

Loss on anticipated sale of Jack in the Box company-operated market	(2,749)	—	(2,749)	—

Total gains (losses) on the sale of company-operated restaurants	$(2,418)	$14,078	$(1,670)	$15,200
____________________________

(1)
Amounts in 2013 and 2012 include additional proceeds and gains recognized upon the extension of the underlying franchise and lease agreements related to restaurants sold in a prior year of $0.2 million and $0.9 million, respectively, in the quarter and $1.0 million and $2.1 million, respectively, year-to-date.

Franchise acquisitions — During 2013 and 2012, we acquired 12 and 36 Qdoba franchise restaurants, respectively, in select markets where we believe there is continued opportunity for restaurant development. Additionally, in 2013 we exercised our right of first refusal and acquired one Jack in the Box franchise restaurant. We account for the acquisition of franchised restaurants using the acquisition method of accounting for business combinations. The purchase price allocations were based on fair value estimates determined using significant unobservable inputs (Level 3). The goodwill recorded primarily relates to the sales growth potential of the locations acquired. The following table provides detail of the combined allocations in each year-to-date period (dollars in thousands):

	April 14, 2013			April 15, 2012
	Qdoba	Jack in the Box	Total	Qdoba
Restaurants acquired from franchisees	12	1	13	36

Property and equipment	$2,632	$145	$2,777	$9,559
Reacquired franchise rights	106	34	140	461
Liabilities assumed	(281)	(2)	(283)	(108)
Goodwill	7,207	1,173	8,380	29,283
Total consideration	$9,664	$1,350	$11,014	$39,195

JACK IN THE BOX INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

5.	FAIR VALUE MEASUREMENTS
Financial assets and liabilities — The following table presents the financial assets and liabilities measured at fair value on a recurring basis at the end of each period (in thousands):

	Total	Quoted Prices in Active Markets for Identical Assets (3) (Level 1)	Significant Other Observable Inputs (3) (Level 2)	Significant Unobservable Inputs (Level 3)
Fair value measurements as of April 14, 2013:
Non-qualified deferred compensation plan (1)	$(39,656)	$(39,656)	$—	$—
Interest rate swaps (Note 6) (2)	(1,799)	—	(1,799)	—
Total liabilities at fair value	$(41,455)	$(39,656)	$(1,799)	$—
Fair value measurements as of September 30, 2012:
Non-qualified deferred compensation plan (1)	$(38,537)	$(38,537)	$—	$—
Interest rate swaps (Note 6) (2)	(2,433)	—	(2,433)	—
Total liabilities at fair value	$(40,970)	$(38,537)	$(2,433)	$—

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
The fair values of the Company’s debt instruments are based on the amount of future cash flows associated with each instrument discounted using the Company’s borrowing rate. At April 14, 2013, the carrying values of the credit facility obligations were not materially different from fair value, as the borrowings are prepayable without penalty. The estimated fair values of our capital lease obligations approximated their carrying values as of April 14, 2013.
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
The following table presents non-financial assets and liabilities measured at fair value on a non-reoccurring basis during fiscal 2013 (in thousands):

	Fair Value Measurement	Impairment Charges
Long-lived assets held and used	$300	$2,878
Long-lived assets held for sale	$100	2,657
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
Long-lived assets held for sale were written down to fair value less costs to sell and primarily relate to the anticipated sale of a Jack in the Box company-operated market.

JACK IN THE BOX INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

6.	DERIVATIVE INSTRUMENTS
Objectives and strategies — We are exposed to interest rate volatility related to our variable rate debt. To reduce our exposure to rising interest rates, in August 2010, we entered into two interest rate swap agreements that effectively convert the first $100.0 million of our variable rate term loan borrowings to a fixed-rate basis from September 2011 through September 2014. These agreements have been designated as cash flow hedges.
Financial position — The following derivative instruments were outstanding as of the end of each period (in thousands):

	April 14, 2013		September 30, 2012
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Derivatives designated as hedging instruments:
Interest rate swaps (Note 5)	Accrued liabilities	$(1,799)	Accrued liabilities	$(2,433)
Total derivatives		$(1,799)		$(2,433)
Financial performance — The following is a summary of the accumulated other comprehensive income (“OCI”) gain or loss activity related to our interest rate swap derivative instruments (in thousands):

	Location of Loss in Income	Quarter		Year-to-Date
		April 14, 2013	April 15, 2012	April 14, 2013	April 15, 2012
Loss recognized in OCI	N/A	$(94)	$(214)	$(90)	$(619)
Loss reclassified from accumulated OCI into income	Interest expense, net	$(311)	$(299)	$(724)	$(697)
Amounts reclassified from accumulated OCI into interest expense represent payments made to the counterparty for the effective portions of the interest rate swaps. During the periods presented, our interest rate swaps had no hedge ineffectiveness.

7.	IMPAIRMENT, DISPOSITION OF PROPERTY AND EQUIPMENT, RESTAURANT CLOSING COSTS AND RESTRUCTURING
Impairment and other charges, net in the accompanying condensed consolidated statements of earnings is comprised of the following (in thousands):

	Quarter		Year-to-Date
	April 14, 2013	April 15, 2012	April 14, 2013	April 15, 2012
Impairment charges	$362	$910	$2,884	$2,109
Losses on the disposition of property and equipment, net	1,248	1,775	416	2,858
Costs of closed restaurants (primarily lease obligations) and other	429	864	1,190	2,933
Restructuring costs	343	1,525	1,155	1,525
	$2,382	$5,074	$5,645	$9,425
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
Disposition of property and equipment — We also recognize accelerated depreciation and other costs on the disposition of property and equipment. When we decide to dispose of a long-lived asset, depreciable lives are adjusted based on the estimated disposal date and accelerated depreciation is recorded. Other disposal costs primarily relate to gains or losses recognized upon the sale of closed restaurant properties, and charges from our ongoing re-image and logo program and normal capital maintenance activities. Losses on the disposition of property and equipment, net for the 28-weeks ended April 14, 2013 includes income of $2.4 million from the resolution of two eminent domain matters involving Jack in the Box restaurants.

JACK IN THE BOX INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Restaurant closing costs consist of future lease commitments, net of anticipated sublease rentals and expected ancillary costs, and are included in impairment and other charges, net in the accompanying condensed consolidated statements of earnings. Total accrued restaurant closing costs, included in accrued liabilities and other long-term liabilities, changed as follows (in thousands):

	Quarter		Year-to-Date
	April 14, 2013	April 15, 2012	April 14, 2013	April 15, 2012
Balance at beginning of period	$19,561	$21,228	$20,677	$21,657
Additions and adjustments	312	666	738	1,912
Cash payments	(1,436)	(1,727)	(2,978)	(3,402)
Balance at end of quarter	$18,437	$20,167	$18,437	$20,167
Additions and adjustments in all periods presented primarily relate to revisions to certain sublease and cost assumptions.
Restructuring costs — Beginning in 2012, we have been engaged in a comprehensive review of our organization structure, including evaluating opportunities for outsourcing, restructuring of certain functions and workforce reductions. The following is a summary of these costs (in thousands):

	Quarter		Year-to-Date
	April 14, 2013	April 15, 2012	April 14, 2013	April 15, 2012
Severance costs	$302	$1,525	$670	$1,525
Other	41	—	485	—
	$343	$1,525	$1,155	$1,525
Total accrued severance costs related to our restructuring activities are included in accrued liabilities and changed as follows in 2013 (in thousands):

	Quarter	Year-to-Date
Balance at beginning of period	$671	$1,758
Additions	302	670
Cash payments	(934)	(2,389)
Balance at end of quarter	$39	$39
As part of the ongoing review of our organization structure, we expect to incur additional charges related to our restructuring activities; however, we are unable to make a reasonable estimate of the additional costs at this time. Our continuing efforts to lower our cost structure include identifying opportunities to reduce general and administrative costs as well as improve restaurant profitability across both brands.

8.	INCOME TAXES
The income tax provisions reflect year-to-date effective tax rates of 32.8% in 2013 and 34.2% in 2012. The final annual tax rate cannot be determined until the end of the fiscal year; therefore, the actual 2013 rate could differ from our current estimates.
At April 14, 2013, our gross unrecognized tax benefits associated with uncertain income tax positions were $0.6 million, which if recognized would favorably impact the effective income tax rate. The gross unrecognized tax benefits decreased $0.3 million from the end of fiscal year 2012 based on the settlement of a state income tax audit. It is reasonably possible that changes to the gross unrecognized tax benefits will be required within the next twelve months due to the possible settlement of state tax audits.
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

JACK IN THE BOX INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

9.	RETIREMENT PLANS
Defined benefit pension plans — We sponsor a qualified defined benefit pension plan covering substantially all full-time employees hired prior to January 1, 2011. Participants will no longer accrue benefits under this plan effective December 31, 2015. We also sponsor an unfunded supplemental executive retirement plan, which provides certain employees additional pension benefits and was closed to new participants effective January 1, 2007. Benefits under both plans are based on the employees’ years of service and compensation over defined periods of employment.
Postretirement healthcare plans — We also sponsor healthcare plans that provide postretirement medical benefits to certain employees who meet minimum age and service requirements. The plans are contributory, with retiree contributions adjusted annually, and contain other cost-sharing features such as deductibles and coinsurance.
Net periodic benefit cost — The components of net periodic benefit cost in each period were as follows (in thousands):

	Quarter		Year-to-Date
	April 14, 2013	April 15, 2012	April 14, 2013	April 15, 2012
Defined benefit pension plans:
Service cost	$2,481	$2,175	$5,789	$5,075
Interest cost	5,222	5,225	12,185	12,191
Expected return on plan assets	(5,242)	(4,612)	(12,231)	(10,761)
Actuarial loss	4,116	2,864	9,604	6,683
Amortization of unrecognized prior service cost	62	100	145	233
Net periodic benefit cost	$6,639	$5,752	$15,492	$13,421
Postretirement healthcare plans:
Service cost	$—	$14	$—	$33
Interest cost	366	373	854	870
Actuarial loss	183	21	426	48
Net periodic benefit cost	$549	$408	$1,280	$951
Future cash flows — Our policy is to fund our plans at or above the minimum required by law. As of the date of our last actuarial funding valuation, there was no minimum contribution funding requirement. Details regarding fiscal 2013 contributions are as follows (in thousands):

	Defined Benefit Pension Plans	Postretirement Healthcare Plans
Net year-to-date contributions	$6,995	$628
Remaining estimated net contributions during fiscal 2013	$11,400	$800
We will continue to evaluate contributions to our funded defined benefit pension plan based on changes in pension assets as a result of asset performance in the current market and economic environment.

10.	SHARE-BASED COMPENSATION
We offer share-based compensation plans to attract, retain and motivate key officers, employees and non-employee directors to work toward the financial success of the Company. In 2013, we granted the following shares related to our share-based compensation awards in each period as follows:

Year-to-Date
Stock options	376,793
Performance share awards	89,236
Nonvested stock units	141,616

JACK IN THE BOX INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

The components of share-based compensation expense recognized in each period are as follows (in thousands):

	Quarter		Year-to-Date
	April 14, 2013	April 15, 2012	April 14, 2013	April 15, 2012
Stock options	$1,269	$785	$3,159	$1,975
Performance share awards	547	172	1,664	502
Nonvested stock awards	85	135	219	315
Nonvested stock units	1,416	293	2,337	615
Deferred compensation for non-management directors	220	155	220	155
Total share-based compensation expense	$3,537	$1,540	$7,599	$3,562

11.    STOCKHOLDERS’ EQUITY
Repurchases of common stock — In November 2011, the Board of Directors approved a program, expiring November 2013, to repurchase $100.0 million in shares of our common stock. During 2013, we repurchased approximately 1.4 million shares at an aggregate cost of $41.3 million under this authorization. In November 2012, the Board of Directors approved a new program to repurchase up to an additional $100.0 million in shares of our common stock through November 2014. As of April 14, 2013, the aggregate remaining amount authorized for repurchase was $135.6 million under both authorizations.
Accumulated other comprehensive loss — The components of accumulated other comprehensive loss, net of taxes, were as follows at the end of each period (in thousands):

	April 14, 2013	September 30, 2012
Unrecognized periodic benefit costs, net of tax benefits of $79,704 and $83,605, respectively	$(128,239)	$(134,513)
Net unrealized losses related to cash flow hedges, net of tax benefits of $689 and $933, respectively	(1,110)	(1,500)
Foreign currency translation adjustment, net of tax expense of $2	5	—
Accumulated other comprehensive loss	$(129,344)	$(136,013)

12.	AVERAGE SHARES OUTSTANDING
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

The following table reconciles basic weighted-average shares outstanding to diluted weighted-average shares outstanding (in thousands):

	Quarter		Year-to-Date
	April 14, 2013	April 15, 2012	April 14, 2013	April 15, 2012
Weighted-average shares outstanding – basic	43,747	43,937	43,319	43,896
Effect of potentially dilutive securities:
Stock options	950	470	840	403
Nonvested stock awards and units	368	264	350	261
Performance share awards	209	240	227	215
Weighted-average shares outstanding – diluted	45,274	44,911	44,736	44,775
Excluded from diluted weighted-average shares outstanding:
Antidilutive	215	3,092	1,094	2,975
Performance conditions not satisfied at the end of the period	223	351	223	351

JACK IN THE BOX INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

13.	VARIABLE INTEREST ENTITIES
In January 2011, we formed Jack in the Box Franchise Finance, LLC (“FFE”) for the purpose of operating a franchisee lending program to assist Jack in the Box franchisees in re-imaging their restaurants. We are the sole equity investor in FFE. The lending program was comprised of a $20.0 million commitment from the Company in the form of a capital note and an $80.0 million Senior Secured Revolving Securitization Facility entered into with a third party. The lending period and the revolving period expired in June 2012 and the third party facility repayments were completed in August 2012.
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

	April 14, 2013	September 30, 2012
Cash	$—	$444
Other current assets (1)	2,323	2,536
Other assets, net (1)	9,835	11,051
Total assets	$12,158	$14,031

Current liabilities	$89	$14
Other long-term liabilities (2)	12,338	14,428
Retained earnings	(269)	(411)
Total liabilities and stockholders’ equity	$12,158	$14,031
____________________________

(1)	Consists primarily of amounts due from franchisees.

(2)	Consists primarily of the capital note contributions from Jack in the Box which are eliminated in consolidation.
The Company’s maximum exposure to loss is equal to its outstanding contributions as of April 14, 2013. This amount represents estimated losses that would be incurred should all franchisees default on their loans without any consideration of recovery. To offset the credit risk associated with the Company’s variable interest in FFE, the Company holds a security interest in the assets of FFE subordinate and junior to all other obligations of FFE.

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

JACK IN THE BOX INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Gessele v. Jack in the Box Inc. — In August 2010, five former employees instituted litigation in federal court in Oregon alleging claims under the federal Fair Labor Standards Act (“FLSA”) and Oregon wage and hour laws.  The plaintiffs allege that the Company failed to pay non-exempt employees for certain meal breaks and improperly recorded payroll deductions for shoe purchases and for workers’ compensation expenses.  In April 2013, the district court: (i) granted certification of the Oregon state law claims with respect to payroll deductions for shoe purchases and workers’ compensation expenses, (ii) granted conditional certification for these same claims under the FLSA, and (iii) denied certification for meal break claims under both federal and Oregon law.  We intend to vigorously defend against this lawsuit.  We have made an accrual for a single claim for which we believe a loss is both probable and estimable.  This accrued loss contingency did not have a material effect on our results of operations.  Due to the procedural status of the other claims in this case, we have not established a loss contingency accrual as the liability with respect to these claims is not probable and we are currently unable to estimate a range of loss. Nonetheless, an unfavorable resolution of this matter could have a material adverse effect on our business, results of operations, liquidity or financial condition.
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
Lease Guarantees — In connection with the sale of the distribution business, we have assigned the leases at two of our distribution centers to third parties. Under these agreements, which expire in 2015 and 2017, the Company remains secondarily liable for the lease payments for which we were responsible under the original lease. As of April 14, 2013, the amount remaining under these lease guarantees totaled $3.4 million. We have not recorded a liability for the guarantees as the likelihood of the third party defaulting on the assignment agreements was deemed to be less than probable.

15.	SEGMENT REPORTING
We are principally engaged in developing, operating and franchising our Jack in the Box and Qdoba quick-service restaurant concepts, both of which we consider reportable operating segments. This segment reporting structure reflects the Company’s current management structure, internal reporting method and financial information used in deciding how to allocate Company resources. Based upon certain quantitative thresholds, both operating segments are considered reportable segments.
We measure and evaluate our segments based on segment earnings from operations. Summarized financial information concerning our reportable segments is shown in the following tables (in thousands):

	Quarter		Year-to-Date
	April 14, 2013	April 15, 2012	April 14, 2013	April 15, 2012
Revenues by segment:
Jack in the Box restaurant operations segment	$277,916	$299,418	$645,492	$682,076
Qdoba restaurant operations segment	77,707	67,066	175,654	142,329
Consolidated revenues	$355,623	$366,484	$821,146	$824,405
Earnings from operations by segment:
Jack in the Box restaurant operations segment	$22,300	$33,510	$59,517	$55,647
Qdoba restaurant operations segment	2,468	3,869	4,965	6,043
FFE operations	(38)	(44)	(87)	(100)
Consolidated earnings from operations	$24,730	$37,335	$64,395	$61,590
Total depreciation expense by segment:
Jack in the Box restaurant operations segment	$17,750	$18,035	$41,433	$42,328
Qdoba restaurant operations segment	4,640	3,970	10,658	8,752
Consolidated depreciation expense	$22,390	$22,005	$52,091	$51,080
Interest income and expense, income taxes and total assets are not reported for our segments, in accordance with our method of internal reporting.

JACK IN THE BOX INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

	April 14, 2013	September 30, 2012
Goodwill by segment (in thousands):
Jack in the Box	$48,953	$47,847
Qdoba	99,982	92,775
Consolidated goodwill	$148,935	$140,622
Refer to Note 4, Summary of Refranchisings, Franchise Development and Acquisitions, for information regarding the changes in goodwill during 2013.

16.	SUPPLEMENTAL CONSOLIDATED CASH FLOW INFORMATION (in thousands)

	April 14, 2013	April 15, 2012
Cash paid during the year for:
Interest, net of amounts capitalized	$8,556	$11,089
Income tax payments	$22,907	$24,125

17.	SUPPLEMENTAL CONSOLIDATED BALANCE SHEET INFORMATION (in thousands)

	April 14, 2013	September 30, 2012
Other assets, net:
Company-owned life insurance policies	$91,375	$86,276
Deferred tax asset	108,855	115,537
Other	76,314	69,317
	$276,544	$271,130
Accrued liabilities:
Payroll and related taxes	$44,191	$58,503
Sales and property taxes	12,699	13,055
Advertising	16,029	21,400
Insurance	33,319	33,391
Deferred beverage allowance	14,656	4,583
Other	39,687	33,705
	$160,581	$164,637
Other long-term liabilities:
Pension plans	$212,604	$213,854
Straight-line rent accrual	53,768	54,288
Other	103,295	103,060
	$369,667	$371,202

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
GENERAL
All comparisons between 2013 and 2012 refer to the 12-weeks (“quarter”) and 28-weeks (“year-to-date”) ended April 14, 2013 and April 15, 2012, respectively, unless otherwise indicated.
For an understanding of the significant factors that influenced our performance during the quarterly and year-to-date periods ended April 14, 2013 and April 15, 2012, our Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) should be read in conjunction with the Condensed Consolidated Financial Statements and related Notes included in this Quarterly Report and our Annual Report on Form 10-K for the fiscal year ended September 30, 2012.
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

OVERVIEW
As of April 14, 2013, we operated and franchised 2,256 Jack in the Box quick-service restaurants, primarily in the western and southern United States, and 647 Qdoba Mexican Grill (“Qdoba”) fast-casual restaurants throughout the United States and including two in Canada.
Our primary source of revenue is from retail sales at Jack in the Box and Qdoba company-operated restaurants. We also derive revenue from Jack in the Box and Qdoba franchise restaurants, including royalties (based upon a percent of sales), franchise fees and rents from Jack in the Box franchisees. Historically, we also generated revenue from distribution sales of food and packaging commodities to franchisees. We completed the outsourcing of this function in the first quarter of fiscal 2013, and franchisees who previously utilized our distribution services now purchase product directly from our distribution service providers or other approved suppliers. In addition, we recognize gains from the sale of company-operated restaurants to franchisees. These gains are presented as a reduction of operating costs and expenses, net in the accompanying condensed consolidated statements of earnings.

The following summarizes the most significant events occurring in fiscal 2013 and certain trends compared to a year ago:

•	Restaurant Sales — Sales at restaurants open more than one year (“same-store sales”) changed as follows:

	Quarter		Year-to-Date
	April 14, 2013	April 15, 2012	April 14, 2013	April 15, 2012
Jack in the Box:
Company	0.9%	5.6%	1.6%	5.5%
Franchise	(0.2)%	3.6%	0.9%	3.1%
System	0.1%	4.2%	1.1%	3.8%
Qdoba:
Company	(2.0)%	3.8%	(0.1)%	3.7%
Franchise	(0.9)%	2.2%	(0.1)%	3.2%
System	(1.5)%	3.0%	(0.1)%	3.4%

•
Commodity Costs — Commodity costs increased approximately 2.6% and 1.8% at our Jack in the Box and Qdoba restaurants, respectively, in the quarter and 1.0% and 1.4%, respectively, year-to-date compared to a year ago. We expect our overall commodity costs to increase approximately 2%-2.5% in fiscal 2013.

•
New Unit Development — We continued to grow our brands with the opening of new company-operated and franchise-operated restaurants. Year-to-date, we opened 12 Jack in the Box locations and 32 Qdoba locations system-wide.

•
Franchising Program — Qdoba and Jack in the Box franchisees opened a total of 29 restaurants year-to-date, including two Qdoba franchise locations in Canada. Our Jack in the Box system was approximately 76% franchised at the end of the second quarter and we plan to ultimately increase franchise ownership to be between 80% to 85%.

•	Credit Facility — In November 2012, we entered into a new credit agreement consisting of a $400.0 million revolving credit facility and a $200.0 million term loan, both with a five-year maturity.

•
Distribution Outsourcing — During the first quarter of 2013, we completed the outsourcing of our Jack in the Box distribution business. As a result, we recorded after-tax charges in the second quarter totaling $0.1 million, or $0.00 per diluted share, and $3.4 million, or $0.08 per diluted share, year-to-date. These charges are presented as discontinued operations in each period.

•
Share Repurchases — Pursuant to a share repurchase program authorized by our Board of Directors, we repurchased approximately 1.4 million shares of our common stock at an average price of $29.39 per share during the year, including the cost of brokerage fees.

RESULTS OF OPERATIONS

The following table presents certain income and expense items included in our condensed consolidated statements of earnings as a percentage of total revenues, unless otherwise indicated. Percentages may not add due to rounding.
CONSOLIDATED STATEMENTS OF EARNINGS DATA

	Quarter		Year-to-Date
	April 14, 2013	April 15, 2012	April 14, 2013	April 15, 2012
Revenues:
Company restaurant sales	77.9%	79.3%	77.6%	79.4%
Franchise revenues	22.1%	20.7%	22.4%	20.6%
Total revenues	100.0%	100.0%	100.0%	100.0%
Operating costs and expenses, net:
Company restaurant costs:
Food and packaging (1)	32.7%	32.6%	32.4%	33.1%
Payroll and employee benefits (1)	28.7%	29.1%	28.8%	29.2%
Occupancy and other (1)	22.8%	22.8%	23.0%	23.2%
Total company restaurant costs (1)	84.2%	84.5%	84.3%	85.6%
Franchise costs (1)	50.6%	50.2%	50.1%	51.8%
Selling, general and administrative expenses	14.9%	14.9%	14.7%	14.6%
Impairment and other charges, net	0.7%	1.4%	0.7%	1.1%
Losses (gains) on the sale of company-operated restaurants	0.7%	(3.8)%	0.2%	(1.8)%
Earnings from operations	7.0%	10.2%	7.8%	7.5%
Income tax rate (2)	37.1%	34.1%	32.8%	34.2%
____________________________

(1)	As a percentage of the related sales and/or revenues.

(2)	As a percentage of earnings from continuing operations and before income taxes.
The following table presents Jack in the Box and Qdoba company restaurant sales, costs and costs as a percentage of the related sales. Percentages may not add due to rounding.
SUPPLEMENTAL COMPANY-OPERATED RESTAURANTS STATEMENTS OF EARNINGS DATA
(dollars in thousands)

	Quarter				Year-to-Date
	April 14, 2013		April 15, 2012		April 14, 2013		April 15, 2012
Jack in the Box:
Company restaurant sales	$203,439		$227,828		$470,615		$522,181
Company restaurant costs:
Food and packaging	68,195	33.5%	76,508	33.6%	155,993	33.1%	178,098	34.1%
Payroll and employee benefits	58,108	28.6%	67,128	29.5%	135,110	28.7%	153,697	29.4%
Occupancy and other	42,421	20.9%	48,900	21.5%	99,009	21.0%	114,191	21.9%
Total company restaurant costs	$168,724	82.9%	$192,536	84.5%	$390,112	82.9%	$445,986	85.4%
Qdoba:
Company restaurant sales	$73,758		$62,975		$166,676		$132,724
Company restaurant costs:
Food and packaging	22,493	30.5%	18,402	29.2%	50,796	30.5%	38,919	29.3%
Payroll and employee benefits	21,512	29.2%	17,438	27.7%	48,574	29.1%	37,680	28.4%
Occupancy and other	20,731	28.1%	17,284	27.4%	47,497	28.5%	37,936	28.6%
Total company restaurant costs	$64,736	87.8%	$53,124	84.4%	$146,867	88.1%	$114,535	86.3%

The following table summarizes the year-to-date changes in the number of Jack in the Box (“JIB”) and Qdoba company and franchise restaurants:

	April 14, 2013			April 15, 2012
	Company	Franchise	Total	Company	Franchise	Total
Jack in the Box:
Beginning of year	547	1,703	2,250	629	1,592	2,221
New	3	9	12	9	14	23
Refranchised	(4)	4	—	(37)	37	—
Acquired from franchisees	1	(1)	—	—	—	—
Closed	(1)	(5)	(6)	—	(2)	(2)
End of period	546	1,710	2,256	601	1,641	2,242
% of JIB system	24%	76%	100%	27%	73%	100%
% of consolidated system	62%	85%	78%	68%	84%	79%
Qdoba:
Beginning of year	316	311	627	245	338	583
New	12	20	32	8	15	23
Acquired from franchisees	12	(12)	—	36	(36)	—
Closed	—	(12)	(12)	—	(1)	(1)
End of period	340	307	647	289	316	605
% of Qdoba system	53%	47%	100%	48%	52%	100%
% of consolidated system	38%	15%	22%	32%	16%	21%
Consolidated:
Total system	886	2,017	2,903	890	1,957	2,847
% of consolidated system	31%	69%	100%	31%	69%	100%

Revenues
As we execute our refranchising strategy for Jack in the Box, which includes the sale of restaurants to franchisees, we expect the number of company-operated restaurants and the related sales to decrease while revenues from franchise restaurants increase. As such, company restaurant sales decreased $13.6 million, or 4.7%, in the quarter and $17.6 million, or 2.7%, year-to-date compared with the prior year. The decreases in restaurant sales are due primarily to decreases in the average number of Jack in the Box company-operated restaurants, partially offset by increases in the number of Qdoba company-operated restaurants and increases in average unit sales volumes (“AUVs”) at our Jack in the Box restaurants in both periods and at our Qdoba restaurants year-to-date.
The following table presents the approximate impact of these increases (decreases) on company restaurant sales (in thousands):

	Quarter	Year-to-Date
Decrease in the average number of Jack in the Box restaurants	$(29,900)	$(70,300)
Jack in the Box AUV increase	5,500	18,700
Increase in the average number of Qdoba restaurants	11,100	29,700
Qdoba AUV increase (decrease)	(300)	4,300
Total decrease in company restaurant sales	$(13,600)	$(17,600)

Same-store sales at Jack in the Box company-operated restaurants increased 0.9% in the quarter and 1.6% year-to-date primarily driven by price increases. Same-store sales at Qdoba company-operated restaurants decreased 2.0% in the quarter and 0.1% year-to-date primarily driven by transaction declines and the impact of greater promotional activity, partially offset by a combination of price increases and higher catering sales. The following table summarizes the change in company-operated same-store sales:

	Quarter	Year-to-Date
Jack in the Box:
Transactions	(0.7)%	(0.4)%
Average check (1)	1.6%	2.0%
Change in same-store sales	0.9%	1.6%
Qdoba:
Change in same-store sales (2)	(2.0)%	(0.1)%
____________________________

(1)	Includes price increases of approximately 2.7% and 2.6%, in the quarter and year-to-date, respectively.

(2)	Includes price increases of approximately 1.4% and 1.8%, in the quarter and year-to-date, respectively.
Franchise revenues increased $2.7 million in the quarter and $14.4 million year-to-date primarily reflecting an increase in the average number of Jack in the Box franchise restaurants, which contributed additional royalties and rents of approximately $4.4 million and $10.6 million, respectively. To a lesser extent, a decrease in re-image contributions to franchisees, which are recorded as a reduction of franchise revenues, also contributed to the increase in both periods. The impact of these increases were partially offset by a decrease in revenues from initial franchise fees. The following table reflects the detail of our franchise revenues in each period and other information we believe is useful in analyzing the change in franchise revenues (dollars in thousands):

	Quarter		Year-to-Date
	April 14, 2013	April 15, 2012	April 14, 2013	April 15, 2012
Royalties	$30,515	$29,382	$70,793	$67,511
Rents	47,099	44,427	111,051	104,094
Re-image contributions to franchisees	(515)	(827)	(1,128)	(6,535)
Franchise fees and other	1,327	2,699	3,139	4,430
Franchise revenues	$78,426	$75,681	$183,855	$169,500
% increase	3.6%		8.5%
Average number of franchise restaurants	2,018	1,929	2,016	1,933
% increase	4.6%		4.3%
Changes in franchise-operated same-store sales:
Jack in the Box	(0.2)%	3.6%	0.9%	3.1%
Qdoba	(0.9)%	2.2%	(0.1)%	3.2%
Royalties as a percentage of estimated franchise restaurant sales:
Jack in the Box	5.2%	5.3%	5.2%	5.2%
Qdoba	4.9%	5.0%	4.9%	5.0%
Operating Costs and Expenses
Food and packaging costs were 32.7% of company restaurant sales in the quarter and 32.4% year-to-date compared with 32.6% and 33.1%, respectively, a year ago. Higher commodity costs and greater promotional activity at our Qdoba restaurants were mostly offset in the quarter and more than offset year-to-date by the benefit of selling price increases, favorable product mix at our Jack in the Box restaurants, and a greater proportion of Qdoba company restaurants which generally have lower food and packaging costs than our Jack in the Box restaurants.
Commodity costs increased as follows compared with the prior year:

	Quarter	Year-to-Date
Jack in the Box	2.6%	1.0%
Qdoba	1.8%	1.4%
Costs were higher for most commodities other than bakery in both periods and dairy year-to-date. We expect overall commodity costs for fiscal 2013 to increase approximately 2%-2.5%. Beef represents the largest portion, or approximately 20%, of the Company’s overall commodity spend. We typically do not enter into fixed price contracts for our beef needs. For the full year, we currently expect beef costs to increase approximately 3.0%, and most other major commodities to be higher in 2013 compared with last year.
Payroll and employee benefit costs decreased to 28.7% of company restaurant sales in the quarter and 28.8% year-to-date from 29.1% and 29.2%, respectively, in 2012, reflecting leverage from Jack in the Box same-store sales increases, lower levels of incentive compensation, the modest benefits of refranchising Jack in the Box restaurants and the favorable impact of recent acquisitions of Qdoba franchised restaurants.
Occupancy and other costs were 22.8% of company restaurant sales in the quarter and 23.0% year-to-date, compared with 22.8% and 23.2%, respectively, last year. The lower percentage in 2013 is due primarily to leverage from Jack in the Box same-store sales increases and the favorable impact of recent acquisitions of Qdoba franchised restaurants, partially offset by a greater proportion of Qdoba company restaurants which generally have higher occupancy and other costs than our Jack in the Box restaurants.
Franchise costs, principally rents and depreciation on properties leased to Jack in the Box franchisees, increased $1.7 million in the quarter and $4.3 million year-to-date, due primarily to an increase in the number of franchised restaurants, partially offset by cost savings associated with our restructuring initiatives. As a percentage of the related revenues, franchise costs in the quarter increased to 50.6% in 2013 from 50.2% in 2012 and decreased to 50.1% from 51.8%, respectively, year-to-date. The franchise cost percentages are impacted by changes in franchise fees, re-image contributions to franchisees, which are recorded as a reduction of franchise revenues, and same-store sales. The higher percentage in the quarter is primarily attributable to lower franchise fees while year-to-date the reduction in re-image contributions to franchisees more than offset the impact of lower franchise fees resulting in a decrease in the franchise cost rate.
The following table presents the change in selling, general and administrative (“SG&A”) expenses compared with the prior year (in thousands):

	Increase / (Decrease)
	Quarter	Year-to-Date
Advertising	$163	$(247)
Refranchising strategy	(192)	(1,053)
Incentive compensation (including share-based compensation)	804	3,259
Cash surrender value of COLI policies, net	(271)	1,587
Pension and postretirement benefits	1,028	2,400
Pre-opening costs	(745)	(1,653)
Other, including savings from restructuring initiatives	(2,312)	(4,199)
	$(1,525)	$94
Our refranchising strategy has resulted in a decrease in the number of Jack in the Box company-operated restaurants and the related overhead expenses to manage and support those restaurants, including advertising costs, which are primarily contributions to our marketing fund determined as a percentage of restaurant sales. As such, advertising costs decreased at Jack in the Box and were higher at Qdoba due to an increase in the number of company-operated restaurants.
The higher levels of incentive compensation primarily reflect increases in share-based compensation expense due to changes in the attribution period over which certain share-based compensation awards are recognized and a change in the timing of share-based compensation grants to non-management directors from the fourth quarter last year to the second quarter of 2013, offset in part by a decline in Qdoba’s results compared with performance goals. The cash surrender value of our company-owned life insurance (“COLI”) policies, net of changes in our non-qualified deferred compensation obligation supported by these policies, are subject to market fluctuations. The changes in market values had a positive impact of $1.4 million in the quarter and $2.7 million year-to-date compared with $1.1 million and $4.3 million, respectively, a year ago. The increase in pension and postretirement benefits expense principally relates to a decrease in the discount rate as compared with a year ago. The decrease in pre-opening costs primarily relate to higher expenses incurred in the prior year related to restaurant openings in new Jack in the Box markets.

Impairment and other charges, net is comprised of the following (in thousands):

	Quarter		Year-to-Date
	April 14, 2013	April 15, 2012	April 14, 2013	April 15, 2012
Impairment charges	$362	$910	$2,884	$2,109
Losses on the disposition of property and equipment, net	1,248	1,775	416	2,858
Costs of closed restaurants (primarily lease obligations) and other	429	864	1,190	2,933
Restructuring costs	343	1,525	1,155	1,525
	$2,382	$5,074	$5,645	$9,425
Impairment and other charges, net decreased $2.7 million in the quarter and $3.8 million year-to-date compared to a year ago reflecting decreases in restructuring costs incurred in connection with the comprehensive review of our organizational structure and declines in lease obligation costs associated with closed restaurants. Year-to-date, income of $2.4 million recognized on the disposition of property and equipment in 2013 from the resolution of two eminent domain matters involving Jack in the Box restaurants, partially offset by higher impairment charges related to Jack in the Box restaurants we intend to close or have closed also contributed to the decrease. Refer to Note 7, Impairment, Disposition of Property and Equipment, Restaurant Closing Costs and Restructuring, of the notes to the condensed consolidated financial statements for additional information regarding costs associated with closed restaurants.
Gains (losses) on the sale of company-operated restaurants to franchisees, net are detailed in the following table (dollars in thousands):

	Quarter		Year-to-Date
	April 14, 2013	April 15, 2012	April 14, 2013	April 15, 2012
Number of restaurants sold to franchisees	4	37	4	37
Gains on the sale of company-operated restaurants	$331	$14,078	$1,079	$15,200
Loss on expected sale of market	(2,749)	—	(2,749)	—
Gains (losses) on the sale of company-operated restaurants, net	$(2,418)	$14,078	$(1,670)	$15,200
Gains are impacted by the number of restaurants sold and changes in average gains recognized, which relate to the specific sales and cash flows of those restaurants. In 2013 and 2012, gains on the sale of company-operated restaurants include additional gains recognized upon the extension of the underlying franchise and lease agreements related to restaurants sold in a prior year of $0.2 million and $0.9 million, respectively, in the quarter and $1.0 million and $2.1 million, respectively, year-to-date. In 2013, gains (losses) on the sale of company-operated restaurants includes a loss of $2.7 million relating to the anticipated sale of a Jack in the Box market.
Interest Expense, Net
Interest expense, net is comprised of the following (in thousands):

	Quarter		Year-to-Date
	April 14, 2013	April 15, 2012	April 14, 2013	April 15, 2012
Interest expense	$3,698	$5,152	$9,514	$11,756
Interest income	(272)	(618)	(723)	(1,165)
Interest expense, net	$3,426	$4,534	$8,791	$10,591
Interest expense, net decreased $1.1 million in the quarter and $1.8 million year-to-date compared with a year ago primarily due to lower average borrowings and average interest rates, partially offset year-to-date by a $0.9 million charge in 2013 to write-off deferred financing fees in connection with the refinancing of our credit facility.
Income Taxes
The tax rate in 2013 was 37.1% in the quarter and 32.8% year-to-date, compared with 34.1% and 34.2%, respectively, in the prior year. The tax rate in the second quarter of fiscal 2013 was affected by the timing of tax credits associated with the Work Opportunity Tax Credit. The tax rates in all periods were impacted by the market performance of insurance investment products used to fund certain non-qualified retirement plans. Changes in the cash value of the insurance products are not included in taxable income. We expect the fiscal year tax rate to be approximately 35%-36%. The annual tax rate cannot be determined until the end of the fiscal year; therefore, the actual rate could differ from our current estimates.

Earnings from Continuing Operations
Earnings from continuing operations were $13.4 million, or $0.30 per diluted share, in the quarter compared with $21.6 million, or $0.48 per diluted share, a year ago. Year-to-date earnings from continuing operations were $37.4 million, or $0.84 per diluted share, compared with $33.6 million or $0.75 per diluted share, a year ago.
Losses from Discontinued Operations, Net
As described in Note 2, Discontinued Operations, in the notes to the condensed consolidated financial statements, the losses from our distribution business have been reported as discontinued operations. Losses from discontinued operations, net were $0.1 million in the quarter and $3.4 million year-to-date and reflect exit costs associated with the outsourcing of our distribution business. These losses had no effect on diluted earnings per share in the quarter and reduced diluted earnings per share by approximately $0.08 year-to-date.

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
Cash Flows
The table below summarizes our cash flows from operating, investing and financing activities (in thousands):

	Year-to-Date
	April 14, 2013	April 15, 2012
Total cash provided by (used in):
Operating activities	$121,605	$69,588
Investing activities	(45,494)	(64,592)
Financing activities	(74,378)	(5,112)
Net increase (decrease) in cash and cash equivalents	$1,733	$(116)
Operating Activities. Operating cash flows increased $52.0 million compared with a year ago due primarily to the outsourcing of our distribution business which freed up working capital previously tied up in franchise receivables and distribution inventory. Additionally, a $33.3 million increase in net income adjusted for non-cash items excluded from cash flows and timing differences associated with rent payments for the month of October also contributed to the increase in operating cash flows. The impact of these increases in cash flows were partially offset by an increase in incentive compensation payments in the first quarter of 2013 compared with the same period a year ago.
Investing Activities. Cash used in investing activities decreased $19.1 million compared with a year ago due primarily to a decrease in cash used to acquire franchise-operated restaurants as well as an increase in proceeds from assets held for sale and leaseback. The impact of these decreases in cash outflows were partially offset by a decrease in proceeds from the sale of company-operated restaurants.

Capital Expenditures — The composition of capital expenditures in each period follows (in thousands):

	Year-to-Date
	April 14, 2013	April 15, 2012
Jack in the Box:
New restaurants	$2,555	$7,527
Restaurant facility improvements	20,511	16,748
Other, including corporate	3,326	7,408
	$26,392	$31,683
Qdoba:
New restaurants	$11,955	$6,517
Other, including corporate	3,407	2,409
	$15,362	$8,926

Consolidated capital expenditures	$41,754	$40,609
Our capital expenditure program includes, among other things, investments in new locations, restaurant remodeling, new equipment and information technology enhancements. Capital expenditures increased compared to a year ago due primarily to an increase in spending related to new Qdoba restaurants partially offset by a decrease in spending related to new Jack in the Box restaurants. We expect fiscal 2013 capital expenditures to be approximately $95-$105 million. We plan to open approximately 6 Jack in the Box and 40 Qdoba company-operated restaurants in 2013.
Sale of Company-Operated Restaurants — We continue to expand franchise ownership in the Jack in the Box system primarily through the sale of company-operated restaurants to franchisees. The following table details proceeds received in connection with our refranchising activities in each period (dollars in thousands):

	Year-to-Date
	April 14, 2013	April 15, 2012
Number of restaurants sold to franchisees	4	37

Total proceeds	$2,866	$21,964
Average Proceeds	$717	$594
In certain instances, we may provide financing to facilitate the closing of certain transactions. As of April 14, 2013, notes receivable related to prior year refranchisings were $2.2 million.
Assets Held for Sale and Leaseback — We use sale and leaseback financing to lower the initial cash investment in our Jack in the Box restaurants to the cost of the equipment, whenever possible. The following table summarizes the cash flow activity related to sale and leaseback transactions in each period (dollars in thousands):

	Year-to-Date
	April 14, 2013	April 15, 2012
Number of restaurants sold and leased back	12	5

Proceeds from sale and leaseback of assets	$22,892	$9,312
Purchases of assets intended for sale and leaseback	(25,165)	(22,000)
Net cash flows related to assets held for sale and leaseback	$(2,273)	$(12,688)
As of April 14, 2013, we had investments of $35.9 million in 18 operating and under construction restaurant properties that we expect to sell and leaseback during the next 12 months.

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

	Year-to-Date
	April 14, 2013	April 15, 2012
Number of Jack in the Box restaurants acquired from franchisees	1	—
Number of Qdoba restaurants acquired from franchisees	12	36
Cash used to acquire franchise-operated restaurants	$11,014	$39,195
The purchase prices were primarily allocated to property and equipment, goodwill and reacquired franchise rights. For additional information, refer to Note 4, Summary of Refranchisings, Franchise Development and Acquisitions, of the notes to the condensed consolidated financial statements.
Financing Activities. Cash flows used in financing activities increased $69.3 million compared with a year ago primarily attributable to an increase in cash used to repurchase shares of our common stock, a decrease in borrowings under our credit facility, and the change in our book overdraft related to the timing of working capital receipts and disbursements. These increases in cash outflows were partially offset by an increase in proceeds from the issuance of common stock related to stock option exercises.
New Credit Facility — In November 2012, we replaced our existing credit facility with a new credit facility intended to provide a more flexible capital structure and take advantage of lower interest rates. The new facility is comprised of (i) a $400.0 million revolving credit facility and (ii) a $200.0 million term loan, both maturing on November 5, 2017, and both bearing interest at London Interbank Offered Rate (“LIBOR”) plus 2.00%, as of April 14, 2013. As part of the credit agreement, we may also request the issuance of up to $75.0 million in letters of credit, the outstanding amount of which reduces the net borrowing capacity under the agreement. The credit facility requires the payment of an annual commitment fee based on the unused portion of the credit facility. The credit facility’s interest rate is based on the Company’s financial leverage ratio, as defined in the credit agreement, and can range from LIBOR plus 1.75% to 2.25% with no floor. We may make voluntary prepayments of the loans under the revolving credit facility and term loan at any time without premium or penalty. Specific events, such as asset sales, certain issuances of debt, and insurance and condemnation recoveries, could trigger a mandatory prepayment.
The Company borrowed approximately $220.0 million under the revolving credit facility and $200.0 million under the term loan. The proceeds were used to repay all borrowings under the prior credit facility and the related transaction fees and expenses, including those associated with the new credit facility. Loan origination costs associated with the new credit facility were $4.4 million and are included as deferred costs in other assets, net in the accompanying condensed consolidated balance sheet as of April 14, 2013. At April 14, 2013, we had $195.0 million outstanding under the term loan, borrowings under the revolving credit facility of $190.0 million and letters of credit outstanding of $30.9 million.
We are subject to a number of customary covenants under our new credit facility, including limitations on additional borrowings, acquisitions, loans to franchisees, capital expenditures, lease commitments, stock repurchases, dividend payments and requirements to maintain certain financial ratios defined in our credit agreement. We were in compliance with all covenants as of April 14, 2013.
Interest Rate Swaps — To reduce our exposure to rising interest rates under our variable rate debt, we consider interest rate swaps. In August 2010, we entered into two forward-looking swaps that effectively convert the first $100.0 million of our variable rate term loan to a fixed-rate basis from September 2011 through September 2014. Based on the term loan’s applicable margin of 2.00% as of April 14, 2013, these agreements would have an average pay rate of 1.54%, yielding an “all-in” fixed rate of 3.54%. For additional information related to our interest rate swaps, refer to Note 6, Derivative Instruments, of the notes to the condensed consolidated financial statements.
Repurchases of Common Stock — In November 2011, the Board of Directors approved a program, expiring November 2013, to repurchase $100.0 million in shares of our common stock. During 2013, we repurchased approximately 1.4 million shares at an aggregate cost of $41.3 million under this authorization. In November 2012, the Board of Directors approved a new program to repurchase up to an additional $100.0 million in shares of our common stock through November 2014. As of April 14, 2013, the aggregate remaining amount authorized for repurchase was $135.6 million under both authorizations.

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

•
The cost-saving initiatives taken in recent years, including the outsourcing of our distribution business, are subject to risk and uncertainties, and we cannot assure that these activities, or any other activities we undertake in the future, will achieve the desired savings and efficiencies.

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

ITEM 3.        QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Our primary exposure to risks relating to our financial instruments are changes in interest rates. Our credit facility, which is comprised of a revolving credit facility and a term loan, bears interest at an annual rate equal to the prime rate of LIBOR plus an applicable margin based on a financial leverage ratio. As of April 14, 2013, the applicable margin for the LIBOR-based revolving loans and term loan was set at 2.00%.
We use interest rate swap agreements to reduce exposure to interest rate fluctuations. In August 2010, we entered into two interest rate swap agreements that effectively convert $100.0 million of our variable rate term loan borrowings to a fixed-rate basis beginning September 2011 through September 2014. Based on the term loan’s applicable margin of 2.00% as of April 14, 2013, these agreements would have an average pay rate of 1.54%, yielding a fixed rate of 3.54%.
A hypothetical 100 basis point increase in short-term interest rates, based on the outstanding unhedged balance of our revolving credit facility and term loan at April 14, 2013, would result in an estimated increase of $2.9 million in annual interest expense.
We are also exposed to the impact of commodity and utility price fluctuations. Many of the ingredients we use are commodities or ingredients that are affected by the price of other commodities, weather, seasonality, production, availability and various other factors outside our control. In order to minimize the impact of fluctuations in price and availability, we monitor the primary commodities we purchase and may enter into purchasing contracts and pricing arrangements when considered to be advantageous. However, certain commodities remain subject to price fluctuations. We are exposed to the impact of utility price fluctuations related to unpredictable factors such as weather and various other market conditions outside our control. Our ability to recover increased costs for commodities and utilities through higher prices is limited by the competitive environment in which we operate. From time to time, we enter into futures and option contracts to manage these fluctuations. At April 14, 2013, we had no such contracts in place.
ITEM 4.        CONTROLS AND PROCEDURES
Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures
Based on an evaluation of the Company’s disclosure controls and procedures (as defined in Rules 13a - 15 and 15d - 15 of the Securities Exchange Act of 1934, as amended), as of the end of the Company’s quarter ended April 14, 2013, the Company’s Chief Executive Officer and Chief Financial Officer (its principal executive officer and principal financial officer, respectively) have concluded that the Company’s disclosure controls and procedures were effective.

Changes in Internal Control Over Financial Reporting
There have been no changes in the Company’s internal control over financial reporting that occurred during the Company’s fiscal quarter ended April 14, 2013 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION
There is no information required to be reported for any items under Part II, except as follows:

ITEM 1.        LEGAL PROCEEDINGS
See Note 14, Contingencies and Legal Matters, of the notes to the unaudited condensed consolidated financial statements for a discussion of our contingencies and legal matters.

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

ITEM 2.        UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
As of April 14, 2013, our credit agreement provides for up to $500.0 million for the potential payment of cash dividends and stock repurchases, subject to certain limitations based on our leverage ratio as defined in our credit agreement.
Dividends — We did not pay any cash or other dividends during the last two fiscal years and do not anticipate paying dividends in the foreseeable future.
Stock Repurchases — In November 2011, the Board of Directors approved a program, expiring November 2013, to repurchase $100.0 million in shares of our common stock. During 2013, we repurchased approximately 1.4 million shares at an aggregate cost of $41.3 million under this authorization. In November 2012, the Board of Directors approved a new program to repurchase up to an additional $100.0 million in shares of our common stock through November 2014. As of April 14, 2013, the aggregate remaining amount authorized for repurchase was $135.6 million under both authorizations. The following table summarizes shares repurchased during the quarter ended April 14, 2013:

	(a) Total number of shares purchased	(b) Average price paid per share	(c) Total number of shares purchased as part of publicly announced programs	(d) Maximum dollar value that may yet be purchased under these programs
				$150,000,016
January 21, 2013 - February 17, 2013	—	$—	—	$150,000,016
February 18, 2013 - March 17, 2013	—	—	—	$150,000,016
March 18, 2013 - April 14, 2013	421,120	34.28	421,120	$135,554,862
Total	421,120	$34.28	421,120

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
Jerry P. Rebel
Executive Vice President and Chief Financial Officer (principal financial officer) (Duly Authorized Signatory)
Date: May 16, 2013