Form 10-Q
period 2013-07-07
JACK IN THE BOX INC /NEW/
filed 2013-08-08
CIK 807882

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
 ____________________________________________________
FORM 10-Q
 _______________________________________________________________________________________
QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended July 7, 2013
Commission File Number: 1-9390
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
Yes  ☐    No  ☑
As of the close of business August 2, 2013, 43,301,720 shares of the registrant’s common stock were outstanding.

JACK IN THE BOX INC. AND SUBSIDIARIES

PART I. FINANCIAL INFORMATION

ITEM 1.        CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JACK IN THE BOX INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Dollars in thousands, except share data)
(Unaudited)

	July 7, 2013	September 30, 2012
ASSETS
Current assets:
Cash and cash equivalents	$9,783	$8,469
Accounts and other receivables, net	41,972	78,798
Inventories	8,203	7,752
Prepaid expenses	56,816	32,821
Deferred income taxes	26,931	26,932
Assets held for sale	31,253	45,443
Assets of discontinued operations held for sale	—	30,591
Other current assets	471	375
Total current assets	175,429	231,181
Property and equipment, at cost	1,489,407	1,529,650
Less accumulated depreciation and amortization	(726,552)	(708,858)
Property and equipment, net	762,855	820,792
Goodwill	148,632	140,622
Other assets, net	273,502	271,130
	$1,360,418	$1,463,725
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current maturities of long-term debt	$20,931	$15,952
Accounts payable	26,594	94,713
Accrued liabilities	169,792	164,637
Total current liabilities	217,317	275,302
Long-term debt, net of current maturities	359,514	405,276
Other long-term liabilities	366,356	371,202
Stockholders’ equity:
Preferred stock $0.01 par value, 15,000,000 shares authorized, none issued	—	—
Common stock $0.01 par value, 175,000,000 shares authorized, 77,991,876 and 75,827,894 issued, respectively	780	758
Capital in excess of par value	280,600	221,100
Retained earnings	1,148,995	1,120,671
Accumulated other comprehensive loss	(126,421)	(136,013)
Treasury stock, at cost, 34,728,194 and 31,955,606 shares, respectively	(886,723)	(794,571)
Total stockholders’ equity	417,231	411,945
	$1,360,418	$1,463,725
See accompanying notes to condensed consolidated financial statements.

JACK IN THE BOX INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)
(Unaudited)

	Quarter		Year-to-Date
	July 7, 2013	July 8, 2012	July 7, 2013	July 8, 2012
Revenues:
Company restaurant sales	$270,863	$276,447	$888,565	$913,292
Franchise revenues	79,466	77,605	263,321	247,105
	350,329	354,052	1,151,886	1,160,397
Operating costs and expenses, net:
Company restaurant costs:
Food and packaging	88,712	89,456	289,259	301,067
Payroll and employee benefits	74,242	78,055	250,006	262,670
Occupancy and other	59,360	60,691	195,372	203,679
Total company restaurant costs	222,314	228,202	734,637	767,416
Franchise costs	40,116	38,604	132,265	126,459
Selling, general and administrative expenses	52,078	52,090	171,246	171,195
Impairment and other charges, net	3,428	15,161	9,053	24,556
Losses (gains) on the sale of company-operated restaurants	1,509	(3,733)	3,179	(18,933)
	319,445	330,324	1,050,380	1,070,693
Earnings from operations	30,884	23,728	101,506	89,704
Interest expense, net	3,270	4,371	12,061	14,962
Earnings from continuing operations and before income taxes	27,614	19,357	89,445	74,742
Income taxes	10,318	6,753	30,954	25,854
Earnings from continuing operations	17,296	12,604	58,491	48,888
Losses from discontinued operations, net of income tax benefit	(22,952)	(1,012)	(30,167)	(3,714)
Net earnings (losses)	$(5,656)	$11,592	$28,324	$45,174

Net earnings (losses) per share - basic:
Earnings from continuing operations	$0.40	$0.29	$1.35	$1.11
Losses from discontinued operations	(0.52)	(0.02)	(0.69)	(0.08)
Net earnings (losses) per share (1)	$(0.13)	$0.26	$0.65	$1.03
Net earnings (losses) per share - diluted:
Earnings from continuing operations	$0.38	$0.28	$1.30	$1.09
Losses from discontinued operations	(0.51)	(0.02)	(0.67)	(0.08)
Net earnings (losses) per share (1)	$(0.12)	$0.26	$0.63	$1.01

Weighted-average shares outstanding:
Basic	43,772	44,156	43,435	43,975
Diluted	45,247	45,153	44,978	44,892
____________________________

(1)	Earnings per share may not add due to rounding.

See accompanying notes to condensed consolidated financial statements.

JACK IN THE BOX INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(Dollars in thousands)
(Unaudited)

	Quarter		Year-to-Date
	July 7, 2013	July 8, 2012	July 7, 2013	July 8, 2012

Net earnings (losses)	$(5,656)	$11,592	$28,324	$45,174
Other comprehensive income (loss):
Foreign currency translation adjustments, net of tax expense of $2, $0, $3 and $0, respectively.	5	—	9	—
Actuarial losses and prior service cost reclassified to earnings, net of tax benefit of $1,672, $1,188, $5,571 and $3,861, respectively	2,689	1,906	8,963	6,197
Actuarial losses arising during the period, net of tax benefit of $0, $16,266, $0, $16,266, respectively.	—	(26,105)	—	(26,105)
Cash flow hedges:
Change in fair value of derivatives, net of tax (expense)/benefit of ($23), $101, $12 and $338, respectively	36	(163)	(19)	(545)
Net loss reclassified to earnings, net of tax benefit of $120, $116, $398 and $384, respectively	193	188	639	617
Other comprehensive income (loss)	2,923	(24,174)	9,592	(19,836)

Comprehensive income (loss)	$(2,733)	$(12,582)	$37,916	$25,338
See accompanying notes to condensed consolidated financial statements.

JACK IN THE BOX INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in thousands)
(Unaudited)

	Year-to-Date
	July 7, 2013	July 8, 2012
Cash flows from operating activities:
Net earnings	$28,324	$45,174
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	74,870	74,210
Deferred finance cost amortization	1,764	2,068
Deferred income taxes	2,523	(2,314)
Share-based compensation expense	10,049	5,001
Pension and postretirement expense	23,959	26,853
Gains on cash surrender value of company-owned life insurance	(5,209)	(8,781)
Losses (gains) on the sale of company-operated restaurants	3,179	(18,933)
Losses on the disposition of property and equipment	2,525	3,762
Impairment charges and other	28,237	2,765
Loss on early retirement of debt	939	—
Changes in assets and liabilities, excluding acquisitions and dispositions:
Accounts and other receivables	33,776	(2,891)
Inventories	26,393	1,934
Prepaid expenses and other current assets	(24,091)	(12,346)
Accounts payable	(27,857)	(5,395)
Accrued liabilities	7,196	13,210
Pension and postretirement contributions	(13,168)	(9,998)
Other	(6,121)	(2,737)
Cash flows provided by operating activities	167,288	111,582
Cash flows from investing activities:
Purchases of property and equipment	(57,971)	(56,205)
Purchases of assets intended for sale and leaseback	(25,198)	(31,565)
Proceeds from sale and leaseback of assets	36,553	18,457
Proceeds from the sale of company-operated restaurants	8,415	29,253
Collections on notes receivable	5,837	10,198
Disbursements for loans to franchisees	—	(3,976)
Acquisitions of franchise-operated restaurants	(11,014)	(48,262)
Other	4,054	315
Cash flows used in investing activities	(39,324)	(81,785)
Cash flows from financing activities:
Borrowings on revolving credit facilities	554,000	444,380
Repayments of borrowings on revolving credit facilities	(619,000)	(445,104)
Proceeds from issuance of debt	200,000	—
Principal repayments on debt	(175,783)	(15,933)
Debt issuance costs	(4,392)	(741)
Proceeds from issuance of common stock	48,000	7,096
Repurchases of common stock	(92,152)	(6,901)
Excess tax benefits from share-based compensation arrangements	1,261	525
Change in book overdraft	(38,584)	(13,728)
Cash flows used in financing activities	(126,650)	(30,406)
Net increase (decrease) in cash and cash equivalents	1,314	(609)
Cash and cash equivalents at beginning of period	8,469	11,424
Cash and cash equivalents at end of period	$9,783	$10,815

See accompanying notes to condensed consolidated financial statements.

JACK IN THE BOX INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1.	BASIS OF PRESENTATION
Nature of operations — Founded in 1951, Jack in the Box Inc. (the “Company”) operates and franchises Jack in the Box® quick-service restaurants and Qdoba Mexican Grill® (“Qdoba”) fast-casual restaurants. The following table summarizes the number of restaurants as of the end of each period:

	July 7, 2013	July 8, 2012
Jack in the Box:
Company-operated	526	586
Franchise	1,729	1,661
Total system	2,255	2,247
Qdoba:
Company-operated	284	304
Franchise	308	310
Total system	592	614
References to the Company throughout these Notes to Condensed Consolidated Financial Statements are made using the first person notations of “we,” “us” and “our.”
Basis of presentation — The accompanying condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles and the rules and regulations of the Securities and Exchange Commission (“SEC”). During fiscal 2012, we entered into an agreement to outsource our Jack in the Box distribution business. In the third quarter of fiscal 2013, we closed 62 Qdoba restaurants as part of a comprehensive market performance review of Qdoba. The results of operations for our distribution business and for the 62 closed Qdoba restaurants are reported as discontinued operations for all periods presented. Refer to Note 2, Discontinued Operations, for additional information. Unless otherwise noted, amounts and disclosures throughout these Notes to the Condensed Consolidated Financial Statements relate to our continuing operations. In our opinion, all adjustments considered necessary for a fair presentation of financial condition and results of operations for these interim periods have been included. Operating results for one interim period are not necessarily indicative of the results for any other interim period or for the full year.
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
Fiscal year — Our fiscal year is 52 or 53 weeks ending the Sunday closest to September 30. Fiscal years 2013 and 2012 include 52 weeks. Our first quarter includes 16 weeks and all other quarters include 12 weeks. All comparisons between 2013 and 2012 refer to the 12-weeks (“quarter”) and 40-weeks (“year-to-date”) ended July 7, 2013 and July 8, 2012, respectively, unless otherwise indicated.
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
Distribution business — During fiscal 2012, we entered into an agreement with a third party distribution service provider pursuant to a plan approved by our board of directors to sell our Jack in the Box distribution business. During the first quarter of fiscal 2013, we completed the transition of our distribution centers. The distribution business assets sold in the transaction are classified as assets of discontinued operations held for sale in the condensed consolidated balance sheet as of September 30, 2012. The operations and cash flows of the business have been eliminated and in accordance with the provisions of the Accounting Standards Codification (“ASC”) 205, Presentation of Financial Statements, the results are reported as discontinued operations for all periods presented.

JACK IN THE BOX INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

As of July 7, 2013, there were no assets or liabilities classified as held for sale related to our distribution business. The following is a summary of our distribution business assets held for sale as of September 30, 2012 (in thousands):

Inventories	$26,844
Property and equipment, net	3,747
Total assets of discontinued operations	$30,591
The following is a summary of our distribution business operating results, which are included in discontinued operations for each period (in thousands):

	Quarter		Year-to-Date
	July 7, 2013	July 8, 2012	July 7, 2013	July 8, 2012
Revenue	$—	$138,839	$37,743	$473,779
Operating loss before income tax benefit	$(557)	$—	$(6,030)	$—
The loss on the sale of the distribution business was not material to our results of operations. The operating loss year-to-date includes $1.9 million for accelerated depreciation of a long-lived asset disposed of upon completion of the transaction, $1.8 million for future lease commitments and $1.2 million primarily related to costs incurred to exit certain vendor contracts. Our liability for lease commitments related to our distribution centers is included in other long-term liabilities and has changed during 2013 as follows (in thousands):

	Quarter	Year-to-Date
Balance at beginning of period	$2,116	$697
Additions	—	1,846
Adjustments	29	237
Cash payments	(349)	(984)
Balance at end of quarter	$1,796	$1,796
Qdoba restaurant closures — During the third quarter of fiscal 2013, we closed 62 Qdoba restaurants (the “2013 Qdoba Closures”). The decision to close these restaurants was based on a comprehensive analysis that took into consideration levels of return on investment and other key operating performance metrics.
Given the proximity of the closed locations to those remaining in operation, we do not expect the majority of cash flows and sales lost from these closures to be recovered. In addition, there will not be any ongoing involvement or significant direct cash flows from the closed stores. Therefore, in accordance with the provisions of ASC 205, Presentation of Financial Statements, the results of operations for the 2013 Qdoba Closures are reported as discontinued operations for all periods presented.
The following is a summary of the unaudited quarterly results of operations for fiscal years 2013 and 2012 related to the 2013 Qdoba Closures (in thousands, except per share data):

	16 Weeks Ended	12 Weeks Ended
	January 20, 2013	April 14, 2013	July 7, 2013
Company restaurant sales	$11,188	$8,400	$8,448
Operating loss before income tax benefit	$(3,510)	$(2,717)	$(36,660)
Net losses	$(2,165)	$(1,675)	$(22,608)
Net losses per share:
Basic	$(0.05)	$(0.04)	$(0.52)
Diluted	$(0.05)	$(0.04)	$(0.50)

JACK IN THE BOX INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

	16 Weeks Ended	12 Weeks Ended			52 Weeks Ended
	January 22, 2012	April 15, 2012	July 8, 2012	September 30, 2012	September 30, 2012
Company restaurant sales	$9,831	$8,228	$8,930	$8,743	$35,732
Operating loss before income tax benefit	$(2,547)	$(1,838)	$(1,643)	$(2,299)	$(8,327)
Net losses	$(1,569)	$(1,133)	$(1,012)	$(1,418)	$(5,132)
Net losses per share:
Basic	$(0.04)	$(0.03)	$(0.02)	$(0.03)	$(0.12)
Diluted	$(0.04)	$(0.03)	$(0.02)	$(0.03)	$(0.11)
In 2013, the operating loss recognized includes $22.7 million for asset impairments, $9.8 million for future lease commitments, net of reversals for deferred rent and tenant improvement allowances of $4.3 million, $1.6 million of other exits costs (primarily severance and inventory write-offs) and a $2.6 million net loss from operations in the quarter and $8.8 million year-to-date. We do not expect the remaining costs to be incurred related to this transaction to be material. Our liability for lease commitments related to the 2013 Qdoba closures is included in other long-term liabilities and has changed as follows during the quarter and year-to-date periods ended July 7, 2013 (in thousands):

Balance at beginning of period	$—
Additions	14,072
Cash payments	(928)
Balance at end of quarter	$13,144

3.	INDEBTEDNESS
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
Use of proceeds — The Company borrowed $200.0 million under the new term loan and approximately $220.0 million under the new revolving credit facility. The proceeds from the refinancing transaction were used to repay all borrowings under the former facility and to pay related transaction fees and expenses associated with the refinance of the facility, and will also be available for permitted share repurchases, permitted dividends, permitted acquisitions, ongoing working capital requirements and other general corporate purposes. At July 7, 2013, we had borrowings under the revolving credit facility of $185.0 million, $190.0 million outstanding under the term loan and letters of credit outstanding of $29.1 million.
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
Refranchisings and franchise development — The following is a summary of the number of Jack in the Box restaurants sold to franchisees, the number of restaurants developed by franchisees and the related gains (losses) and fees recognized (dollars in thousands):

	Quarter		Year-to-Date
	July 7, 2013	July 8, 2012	July 7, 2013	July 8, 2012
Restaurants sold to franchisees	18	18	22	55
New restaurants opened by franchisees	6	7	35	36

Initial franchise fees	$1,005	$933	$2,040	$3,423

Proceeds from the sale of company-operated restaurants (1)	$5,549	$7,289	$8,415	$29,253
Net assets sold (primarily property and equipment)	(3,554)	(2,586)	(5,274)	(8,419)
Goodwill related to the sale of company-operated restaurants	(129)	(199)	(196)	(851)
Other (2)	(2,292)	(771)	(2,292)	(1,050)
Gains (losses) on the sale of company-operated restaurants	(426)	3,733	653	18,933

Loss on anticipated sale of Jack in the Box company-operated market	—	—	(2,749)	—
Loss on anticipated sale of Qdoba company-operated market	(1,083)	—	(1,083)	—
Total gains (losses) on the sale of company-operated restaurants	$(1,509)	$3,733	$(3,179)	$18,933
____________________________

(1)
Amounts in 2013 and 2012 include additional proceeds recognized upon the extension of the underlying franchise and lease agreements related to restaurants sold in a prior year of $0.8 million and $0.2 million, respectively, in the quarter and $1.9 million and $2.3 million, respectively, year-to-date.

(2)	Amounts in both years primarily represent impairment and lease commitment charges related to restaurants closed in connection with the sale of the related market.
Franchise acquisitions — During 2013 and 2012, we acquired 12 and 45 Qdoba franchise restaurants, respectively, in select markets where we believe there is continued opportunity for restaurant development. Additionally, in 2013 we exercised our right of first refusal and acquired one Jack in the Box franchise restaurant. We account for the acquisition of franchised restaurants using the acquisition method of accounting for business combinations. The purchase price allocations were based on fair value estimates determined using significant unobservable inputs (Level 3). The goodwill recorded primarily relates to the sales growth potential of the locations acquired and is expected to be deductible for tax purposes. The following table provides detail of the combined allocations in each year-to-date period (dollars in thousands):

	July 7, 2013			July 8, 2012
	Qdoba	Jack in the Box	Total	Qdoba
Restaurants acquired from franchisees	12	1	13	45

Property and equipment	$2,632	$145	$2,777	$12,330
Reacquired franchise rights	106	34	140	604
Liabilities assumed	(281)	(2)	(283)	(121)
Goodwill	7,207	1,173	8,380	35,449
Total consideration	$9,664	$1,350	$11,014	$48,262

JACK IN THE BOX INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

5.	FAIR VALUE MEASUREMENTS
Financial assets and liabilities — The following table presents the financial assets and liabilities measured at fair value on a recurring basis at the end of each period (in thousands):

	Total	Quoted Prices in Active Markets for Identical Assets (3) (Level 1)	Significant Other Observable Inputs (3) (Level 2)	Significant Unobservable Inputs (Level 3)
Fair value measurements as of July 7, 2013:
Non-qualified deferred compensation plan (1)	$(37,997)	$(37,997)	$—	$—
Interest rate swaps (Note 6) (2)	(1,427)	—	(1,427)	—
Total liabilities at fair value	$(39,424)	$(37,997)	$(1,427)	$—
Fair value measurements as of September 30, 2012:
Non-qualified deferred compensation plan (1)	$(38,537)	$(38,537)	$—	$—
Interest rate swaps (Note 6) (2)	(2,433)	—	(2,433)	—
Total liabilities at fair value	$(40,970)	$(38,537)	$(2,433)	$—

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
The fair values of the Company’s debt instruments are based on the amount of future cash flows associated with each instrument discounted using the Company’s borrowing rate. At July 7, 2013, the carrying values of the credit facility obligations were not materially different from fair value, as the borrowings are prepayable without penalty. The estimated fair values of our capital lease obligations approximated their carrying values as of July 7, 2013.
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
The following table presents non-financial assets and liabilities measured at fair value on a non-reoccurring basis during fiscal 2013 (in thousands):

	Fair Value Measurement	Impairment Charges
Long-lived assets held and used	$705	$3,385
Long-lived assets held for sale	$625	$4,821
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
Long-lived assets held for sale were written down to fair value less costs to sell and relate to the anticipated sales of Jack in the Box and Qdoba company-operated restaurants.
During the third quarter, due to the magnitude of the 2013 Qdoba Closures, we evaluated Qdoba’s goodwill and trademark assets for impairment. To evaluate goodwill for impairment, we estimated the fair value of the Qdoba reporting unit and compared it to its carrying value. We engaged an independent valuation firm to assist us in the fair value analysis. To determine fair value, we used a multiple valuation technique approach, the results of which were weighted based on the technique that was assessed to be most representative of fair value. Based upon the independent fair value analysis, the

JACK IN THE BOX INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

estimated fair value of the Qdoba reporting unit was substantially in excess of its carrying value as of July 7, 2013. To evaluate the Qdoba trademark for impairment, we engaged an independent valuation firm who assisted us in our estimation of the fair value of the trademark. To determine fair value, we used the relief from royalty method and compared the estimated fair value to its carrying value. The estimated fair value of the Qdoba trademark was substantially in excess of its carrying value. Refer to Note 2, Discontinued Operations, for additional information regarding the 2013 Qdoba Closures.

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
Financial position — The following derivative instruments were outstanding as of the end of each period (in thousands):

	July 7, 2013		September 30, 2012
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Derivatives designated as hedging instruments:
Interest rate swaps (Note 5)	Accrued liabilities	$(1,427)	Accrued liabilities	$(2,433)
Total derivatives		$(1,427)		$(2,433)
Financial performance — The following is a summary of the accumulated other comprehensive income (“OCI”) gain or loss activity related to our interest rate swap derivative instruments (in thousands):

	Location of Loss in Income	Quarter		Year-to-Date
		July 7, 2013	July 8, 2012	July 7, 2013	July 8, 2012
Gain (loss) recognized in OCI	N/A	$59	$(264)	$(31)	$(883)
Loss reclassified from accumulated OCI into income	Interest expense, net	$(313)	$(304)	$(1,037)	$(1,001)
Amounts reclassified from accumulated OCI into interest expense represent payments made to the counterparty for the effective portions of the interest rate swaps. During the periods presented, our interest rate swaps had no hedge ineffectiveness.

7.	IMPAIRMENT, DISPOSITION OF PROPERTY AND EQUIPMENT, RESTAURANT CLOSING COSTS AND RESTRUCTURING
Impairment and other charges, net in the accompanying condensed consolidated statements of operations is comprised of the following (in thousands):

	Quarter		Year-to-Date
	July 7, 2013	July 8, 2012	July 7, 2013	July 8, 2012
Impairment charges	$501	$656	$3,385	$2,765
Losses on the disposition of property and equipment, net	2,055	884	2,525	3,712
Costs of closed restaurants (primarily lease obligations) and other	733	2,337	1,849	5,270
Restructuring costs	139	11,284	1,294	12,809
	$3,428	$15,161	$9,053	$24,556
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

JACK IN THE BOX INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Disposition of property and equipment — We also recognize accelerated depreciation and other costs on the disposition of property and equipment. When we decide to dispose of a long-lived asset, depreciable lives are adjusted based on the estimated disposal date and accelerated depreciation is recorded. Other disposal costs primarily relate to gains or losses recognized upon the sale of closed restaurant properties, and charges from our ongoing re-image and logo program and normal capital maintenance activities. Losses on the disposition of property and equipment, net for the year-to-date period ended July 7, 2013 includes income of $2.4 million from the resolution of two eminent domain matters involving Jack in the Box restaurants.
Restaurant closing costs consist of future lease commitments, net of anticipated sublease rentals and expected ancillary costs, and are included in impairment and other charges, net in the accompanying condensed consolidated statements of operations. Total accrued restaurant closing costs, included in accrued liabilities and other long-term liabilities, changed as follows (in thousands):

	Quarter		Year-to-Date
	July 7, 2013	July 8, 2012	July 7, 2013	July 8, 2012
Balance at beginning of period	$18,437	$20,167	$20,677	$21,657
Additions	1,285	119	1,285	546
Adjustments	367	1,682	1,105	3,167
Cash payments	(1,480)	(1,649)	(4,458)	(5,051)
Balance at end of quarter	$18,609	$20,319	$18,609	$20,319
In fiscal 2013, additions in the quarter and year-to-date periods primarily relate to two Jack in the Box restaurants which were closed in connection with the sale of a market. Refer to Note 4, Summary of Refranchisings, Franchise Development and Acquisitions, for additional information. In fiscal 2012, adjustments primarily relate to revisions to certain sublease and cost assumptions.
Restructuring costs — Since the beginning of 2012, we have been engaged in a comprehensive review of our organization structure, including evaluating opportunities for outsourcing, restructuring of certain functions and workforce reductions. The following is a summary of these costs (in thousands):

	Quarter		Year-to-Date
	July 7, 2013	July 8, 2012	July 7, 2013	July 8, 2012
Enhanced pension benefits	$—	$6,167	$—	$6,167
Severance costs	4	3,972	674	5,497
Other	135	1,145	620	1,145
	$139	$11,284	$1,294	$12,809
Total accrued severance costs related to our restructuring activities are included in accrued liabilities and changed as follows (in thousands):

	Quarter		Year-to-Date
	July 7, 2013	July 8, 2012	July 7, 2013	July 8, 2012
Balance at beginning of period	$39	$1,525	$1,758	$—
Additions	4	3,972	674	5,497
Cash payments	(15)	(2,826)	(2,404)	(2,826)
Balance at end of quarter	$28	$2,671	$28	$2,671
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
The income tax provisions reflect year-to-date effective tax rates of 34.6% in both years. The final annual tax rate cannot be determined until the end of the fiscal year; therefore, the actual 2013 rate could differ from our current estimates.

JACK IN THE BOX INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

At July 7, 2013, our gross unrecognized tax benefits associated with uncertain income tax positions were $0.6 million, which if recognized would favorably impact the effective income tax rate. The gross unrecognized tax benefits decreased $0.3 million from the end of fiscal year 2012 based on the settlement of a state income tax audit. It is reasonably possible that changes to the gross unrecognized tax benefits will be required within the next twelve months due to the possible settlement of state tax audits.
The major jurisdictions in which the Company files income tax returns include the United States and states in which we operate that impose an income tax. The federal statutes of limitations have not expired for fiscal years 2010 and forward. The Company also has refund claims related to fiscal years 2006, 2008, and 2009 that allow the statute to remain open for the specific claim. The statutes of limitations for California and Texas, which constitute the Company’s major state tax jurisdictions, have not expired for fiscal years 2001 and 2007, respectively, and forward. Generally, the statutes of limitations for the other state jurisdictions have not expired for fiscal years 2009 and forward.

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
Net periodic benefit cost — The components of net periodic benefit cost in each period were as follows (in thousands):

	Quarter		Year-to-Date
	July 7, 2013	July 8, 2012	July 7, 2013	July 8, 2012
Defined benefit pension plans:
Service cost	$2,481	$2,229	$8,271	$7,304
Interest cost	5,222	5,347	17,406	17,538
Expected return on plan assets	(5,242)	(4,743)	(17,472)	(15,504)
Actuarial loss	4,116	2,974	13,719	9,657
Amortization of unrecognized prior service cost	62	99	207	332
Net periodic benefit cost	$6,639	$5,906	$22,131	$19,327
Postretirement healthcare plans:
Service cost	$—	$14	$—	$47
Interest cost	366	374	1,220	1,244
Actuarial loss	183	21	608	69
Net periodic benefit cost	$549	$409	$1,828	$1,360
Future cash flows — Our policy is to fund our plans at or above the minimum required by law. As of the date of our last actuarial funding valuation, there was no minimum contribution funding requirement. Details regarding fiscal 2013 contributions are as follows (in thousands):

	Defined Benefit Pension Plans	Postretirement Healthcare Plans
Net year-to-date contributions	$12,850	$889
Remaining estimated net contributions during fiscal 2013	$10,600	$551
We will continue to evaluate contributions to our funded defined benefit pension plan based on changes in pension assets as a result of asset performance in the current market and economic environment.

JACK IN THE BOX INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

10.	SHARE-BASED COMPENSATION
We offer share-based compensation plans to attract, retain and motivate key officers, employees and non-employee directors to work toward the financial success of the Company. In 2013, we granted the following shares related to our share-based compensation awards:

Year-to-Date
Stock options	376,793
Performance share awards	89,236
Nonvested stock units	121,491
The components of share-based compensation expense recognized in each period are as follows (in thousands):

	Quarter		Year-to-Date
	July 7, 2013	July 8, 2012	July 7, 2013	July 8, 2012
Stock options	$1,321	$788	$4,480	$2,763
Performance share awards	421	222	2,085	724
Nonvested stock awards	82	134	301	449
Nonvested stock units	626	295	2,963	910
Deferred compensation for non-management directors	—	—	220	155
Total share-based compensation expense	$2,450	$1,439	$10,049	$5,001

11.    STOCKHOLDERS’ EQUITY
Repurchases of common stock — In November 2011, the Board of Directors approved a program, expiring November 2013, to repurchase $100.0 million in shares of our common stock. In November 2012, the Board of Directors approved a new program to repurchase up to an additional $100.0 million in shares of our common stock through November 2014. During 2013, we repurchased approximately 2.8 million shares at an aggregate cost of $92.2 million. As of July 7, 2013, there were no amounts remaining under the November 2011 authorization and $84.7 million remaining under the November 2012 authorization.
Accumulated other comprehensive loss — The components of accumulated other comprehensive loss, net of taxes, were as follows at the end of each period (in thousands):

	July 7, 2013	September 30, 2012
Unrecognized periodic benefit costs, net of tax benefits of $78,034 and $83,605, respectively	$(125,550)	$(134,513)
Net unrealized losses related to cash flow hedges, net of tax benefits of $547 and $933, respectively	(880)	(1,500)
Foreign currency translation adjustment, net of tax expense of $3 and $0, respectively	9	—
Accumulated other comprehensive loss	$(126,421)	$(136,013)

12.	AVERAGE SHARES OUTSTANDING
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

JACK IN THE BOX INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

The following table reconciles basic weighted-average shares outstanding to diluted weighted-average shares outstanding (in thousands):

	Quarter		Year-to-Date
	July 7, 2013	July 8, 2012	July 7, 2013	July 8, 2012
Weighted-average shares outstanding – basic	43,772	44,156	43,435	43,975
Effect of potentially dilutive securities:
Stock options	895	505	957	431
Nonvested stock awards and units	375	264	366	267
Performance share awards	205	228	220	219
Weighted-average shares outstanding – diluted	45,247	45,153	44,978	44,892
Excluded from diluted weighted-average shares outstanding:
Antidilutive	—	2,583	172	3,006
Performance conditions not satisfied at the end of the period	220	343	220	343

13.	VARIABLE INTEREST ENTITIES
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
FFE’s assets consolidated by the Company represent assets that can be used only to settle obligations of the consolidated VIE. Likewise, FFE’s liabilities consolidated by the Company do not represent additional claims on the Company’s general assets; rather they represent claims against the specific assets of FFE. The impacts of FFE’s results were not material to the Company’s condensed consolidated statements of operations or cash flows. The FFE’s balance sheet consisted of the following at the end of each period (in thousands):

	July 7, 2013	September 30, 2012
Cash	$246	$444
Other current assets (1)	2,329	2,536
Other assets, net (1)	9,012	11,051
Total assets	$11,587	$14,031

Current liabilities	$129	$14
Other long-term liabilities (2)	11,639	14,428
Retained earnings	(181)	(411)
Total liabilities and stockholders’ equity	$11,587	$14,031
____________________________

(1)	Consists primarily of amounts due from franchisees.

(2)	Consists primarily of the capital note contributions from Jack in the Box which are eliminated in consolidation.
The Company’s maximum exposure to loss is equal to its outstanding contributions as of July 7, 2013. This amount represents estimated losses that would be incurred should all franchisees default on their loans without any consideration of recovery. To offset the credit risk associated with the Company’s variable interest in FFE, the Company holds a security interest in the assets of FFE subordinate and junior to all other obligations of FFE.

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
Gessele v. Jack in the Box Inc. — In August 2010, five former employees instituted litigation in federal court in Oregon alleging claims under the federal Fair Labor Standards Act (“FLSA”) and Oregon wage and hour laws.  The plaintiffs allege that the Company failed to pay non-exempt employees for certain meal breaks and improperly recorded payroll deductions for shoe purchases and for workers’ compensation expenses.  In April 2013, the district court: (i) granted certification of the Oregon state law claims with respect to payroll deductions for shoe purchases and workers’ compensation expenses, (ii) granted conditional certification for these same claims under the FLSA, and (iii) denied certification for meal break claims under both federal and Oregon law.  We intend to vigorously defend against this lawsuit.  We have made an accrual for a single claim for which we believe a loss is both probable and estimable.  This accrued loss contingency did not have a material effect on our results of operations.  Due to the procedural status of the other claims in this case, we have not established a loss contingency accrual for these claims as the liability with respect to these claims is not probable and we are currently unable to estimate a range of loss. Nonetheless, an unfavorable resolution of this matter could have a material adverse effect on our business, results of operations, liquidity or financial condition.
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
Lease Guarantees — In connection with the sale of the distribution business, we have assigned the leases at two of our distribution centers to third parties. Under these agreements, which expire in 2015 and 2017, the Company remains secondarily liable for the lease payments for which we were responsible under the original lease. As of July 7, 2013, the amount remaining under these lease guarantees totaled $3.1 million. We have not recorded a liability for the guarantees as the likelihood of the third party defaulting on the assignment agreements was deemed to be less than probable.

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

JACK IN THE BOX INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

We measure and evaluate our segments based on segment earnings from operations. Summarized financial information concerning our reportable segments is shown in the following tables (in thousands):

	Quarter		Year-to-Date
	July 7, 2013	July 8, 2012	July 7, 2013	July 8, 2012
Revenues by segment:
Jack in the Box restaurant operations segment	$272,755	$288,178	$918,246	$970,254
Qdoba restaurant operations segment	77,574	65,874	233,640	190,143
Consolidated revenues	$350,329	$354,052	$1,151,886	$1,160,397
Earnings from operations by segment:
Jack in the Box restaurant operations segment	$23,485	$15,439	$83,002	$71,085
Qdoba restaurant operations segment	7,410	8,347	18,602	18,776
FFE operations	(11)	(58)	(98)	(157)
Consolidated earnings from operations	$30,884	$23,728	$101,506	$89,704
Total depreciation expense by segment:
Jack in the Box restaurant operations segment	$17,350	$17,873	$58,783	$60,199
Qdoba restaurant operations segment	3,741	3,190	12,054	9,933
Consolidated depreciation expense	$21,091	$21,063	$70,837	$70,132
Interest income and expense, income taxes and total assets are not reported for our segments, in accordance with our method of internal reporting.

The following table provides detail of the change in the balance of goodwill for each of our reportable segments (in thousands):

	Qdoba	Jack in the Box	Total
Balance at September 30, 2012	$92,775	$47,847	$140,622
Additions	7,207	1,173	8,380
Disposals	(174)	(196)	(370)
Balance at July 7, 2013	$99,808	$48,824	$148,632

Refer to Note 4, Summary of Refranchisings, Franchise Development and Acquisitions, for information regarding the changes in goodwill during 2013.

16.	SUPPLEMENTAL CONSOLIDATED CASH FLOW INFORMATION (in thousands)

	July 7, 2013	July 8, 2012
Cash paid during the year for:
Interest, net of amounts capitalized	$11,392	$16,812
Income tax payments	$36,692	$31,852

JACK IN THE BOX INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

17.	SUPPLEMENTAL CONSOLIDATED BALANCE SHEET INFORMATION (in thousands)

	July 7, 2013	September 30, 2012
Other assets, net:
Company-owned life insurance policies	$90,915	$86,276
Deferred tax assets	107,056	115,537
Other	75,531	69,317
	$273,502	$271,130
Accrued liabilities:
Payroll and related taxes	$46,173	$58,503
Sales and property taxes	10,551	13,055
Advertising	19,407	21,400
Insurance	34,162	33,391
Lease commitments related to closed locations	13,561	5,387
Deferred rent income	12,661	132
Deferred beverage allowance	10,244	4,583
Other	23,033	28,186
	$169,792	$164,637
Other long-term liabilities:
Pension plans	$209,210	$213,854
Straight-line rent accrual	51,568	54,288
Other	105,578	103,060
	$366,356	$371,202

18.	SUBSEQUENT EVENTS

Sale of Company-Operated Restaurants — Subsequent to the end of the third quarter, we completed the sale of 27 Jack in the Box company-operated restaurants to two franchisees for $13.7 million.

Authorization for Repurchase of Common Stock — In August 2013, the Board of Directors approved a new program to repurchase up to an additional $100.0 million in shares of our common stock through November 2015.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
GENERAL
All comparisons between 2013 and 2012 refer to the 12-weeks (“quarter”) and 40-weeks (“year-to-date”) ended July 7, 2013 and July 8, 2012, respectively, unless otherwise indicated.
For an understanding of the significant factors that influenced our performance during the quarterly and year-to-date periods ended July 7, 2013 and July 8, 2012, our Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) should be read in conjunction with the Condensed Consolidated Financial Statements and related Notes included in this Quarterly Report and our Annual Report on Form 10-K for the fiscal year ended September 30, 2012.
Our MD&A consists of the following sections:

•	Overview — a general description of our business and fiscal 2013 highlights.

•	Financial reporting — a discussion of changes in presentation.

•	Results of operations — an analysis of our consolidated statements of operations for the periods presented in our condensed consolidated financial statements.

•	Liquidity and capital resources — an analysis of our cash flows including capital expenditures, share repurchase activity, known trends that may impact liquidity and the impact of inflation.

•	Discussion of critical accounting estimates — a discussion of accounting policies that require critical judgments and estimates.

•	New accounting pronouncements — a discussion of new accounting pronouncements, dates of implementation and the impact on our consolidated financial position or results of operations, if any.

•
Cautionary statements regarding forward-looking statements — a discussion of the risks and uncertainties that may cause our actual results to differ materially from any forward-looking statements made by management.

OVERVIEW
As of July 7, 2013, we operated and franchised 2,255 Jack in the Box quick-service restaurants, primarily in the western and southern United States, and 592 Qdoba Mexican Grill (“Qdoba”) fast-casual restaurants throughout the United States and including two in Canada.
Our primary source of revenue is from retail sales at Jack in the Box and Qdoba company-operated restaurants. We also derive revenue from Jack in the Box and Qdoba franchise restaurants, including royalties (based upon a percent of sales), franchise fees and rents from Jack in the Box franchisees. Historically, we also generated revenue from distribution sales of food and packaging commodities to franchisees. We completed the outsourcing of this function in the first quarter of fiscal 2013, and franchisees who previously utilized our distribution services now purchase product directly from our distribution service providers or other approved suppliers. In addition, we recognize gains from the sale of company-operated restaurants to franchisees. These gains are presented as a reduction of operating costs and expenses, net in the accompanying condensed consolidated statements of operations.

The following summarizes the most significant events occurring in fiscal 2013 and certain trends compared to a year ago:

•	Restaurant Sales — Sales at restaurants open more than one year (“same-store sales”) changed as follows:

	Quarter		Year-to-Date
	July 7, 2013	July 8, 2012	July 7, 2013	July 8, 2012
Jack in the Box:
Company	1.2%	3.4%	1.4%	4.9%
Franchise	(0.3)%	2.6%	0.6%	3.0%
System	0.1%	2.8%	0.8%	3.5%
Qdoba:
Company (1)	0.5%	3.8%	0.3%	3.9%
Franchise	2.1%	0.9%	0.6%	2.5%
System (1)	1.3%	2.2%	0.4%	3.1%
____________________________

(1)	Same-store sales for all periods presented have been restated to exclude sales for restaurants reported as discontinued operations.

•
Commodity Costs — Commodity costs increased approximately 3.0% and 1.9% at our Jack in the Box and Qdoba restaurants, respectively, in the quarter and 1.6% and 1.5%, respectively, year-to-date compared to a year ago. We expect our overall commodity costs to increase approximately 2.0% in fiscal 2013.

•	New Unit Development — Year-to-date, we opened 15 Jack in the Box locations and 43 Qdoba locations system-wide.

•
Franchising Program — Qdoba and Jack in the Box franchisees opened a total of 35 restaurants year-to-date, including two Qdoba franchise locations in Canada. Our Jack in the Box system was approximately 77% franchised at the end of the third quarter and we plan to ultimately increase franchise ownership to be between 80% to 85%.

•	Credit Facility — In November 2012, we entered into a new credit agreement consisting of a $400.0 million revolving credit facility and a $200.0 million term loan, both with a five-year maturity.

•
Discontinued Operations — During the first quarter of 2013, we completed the outsourcing of our Jack in the Box distribution business. Additionally, during the third quarter of fiscal 2013, we closed 62 Qdoba company-operated restaurants (the “2013 Qdoba Closures”). These closures are expected to have a positive impact on future earnings and cash flows. As a result of these two transactions, we recognized after-tax losses in the third quarter totaling $23.0 million, or $0.51 per diluted share, and $30.2 million, or $0.67 per diluted share, year-to-date.

•
Share Repurchases — Pursuant to a share repurchase program authorized by our Board of Directors, we repurchased approximately 2.8 million shares of our common stock at an average price of $33.24 per share year-to-date, including the cost of brokerage fees.

FINANCIAL REPORTING
The condensed consolidated statements of operations for all periods presented have been prepared reflecting the results of operations for the 2013 Qdoba Closures and charges incurred as a result of closing these restaurants as discontinued operations. Refer to Note 2, Discontinued Operations, in the notes to our condensed consolidated financial statements for more information.

RESULTS OF OPERATIONS

The following table presents certain income and expense items included in our condensed consolidated statements of operations as a percentage of total revenues, unless otherwise indicated. Percentages may not add due to rounding.
CONSOLIDATED STATEMENTS OF OPERATIONS DATA

	Quarter		Year-to-Date
	July 7, 2013	July 8, 2012	July 7, 2013	July 8, 2012
Revenues:
Company restaurant sales	77.3%	78.1%	77.1%	78.7%
Franchise revenues	22.7%	21.9%	22.9%	21.3%
Total revenues	100.0%	100.0%	100.0%	100.0%
Operating costs and expenses, net:
Company restaurant costs:
Food and packaging (1)	32.8%	32.4%	32.6%	33.0%
Payroll and employee benefits (1)	27.4%	28.2%	28.1%	28.8%
Occupancy and other (1)	21.9%	22.0%	22.0%	22.3%
Total company restaurant costs (1)	82.1%	82.5%	82.7%	84.0%
Franchise costs (1)	50.5%	49.7%	50.2%	51.2%
Selling, general and administrative expenses	14.9%	14.7%	14.9%	14.8%
Impairment and other charges, net	1.0%	4.3%	0.8%	2.1%
Losses (gains) on the sale of company-operated restaurants	0.4%	(1.1)%	0.3%	(1.6)%
Earnings from operations	8.8%	6.7%	8.8%	7.7%
Income tax rate (2)	37.4%	34.9%	34.6%	34.6%
____________________________

(1)	As a percentage of the related sales and/or revenues.

(2)	As a percentage of earnings from continuing operations and before income taxes.
The following table presents Jack in the Box and Qdoba company restaurant sales, costs and costs as a percentage of the related sales. Percentages may not add due to rounding.
SUPPLEMENTAL COMPANY-OPERATED RESTAURANTS STATEMENTS OF OPERATIONS DATA
(dollars in thousands)

	Quarter				Year-to-Date
	July 7, 2013		July 8, 2012		July 7, 2013		July 8, 2012
Jack in the Box:
Company restaurant sales	$197,239		$214,679		$667,854		$736,860
Company restaurant costs:
Food and packaging	66,552	33.7%	71,582	33.3%	222,545	33.3%	249,681	33.9%
Payroll and employee benefits	55,019	27.9%	62,772	29.2%	190,129	28.5%	216,470	29.4%
Occupancy and other	42,258	21.4%	46,442	21.6%	141,267	21.2%	160,632	21.8%
Total company restaurant costs	$163,829	83.1%	$180,796	84.2%	$553,941	82.9%	$626,783	85.1%
Qdoba:
Company restaurant sales	$73,624		$61,768		$220,711		$176,432
Company restaurant costs:
Food and packaging	22,160	30.1%	17,874	28.9%	66,714	30.2%	51,386	29.1%
Payroll and employee benefits	19,223	26.1%	15,283	24.7%	59,877	27.1%	46,200	26.2%
Occupancy and other	17,102	23.2%	14,249	23.1%	54,105	24.5%	43,047	24.4%
Total company restaurant costs	$58,485	79.4%	$47,406	76.7%	$180,696	81.9%	$140,633	79.7%

The following table summarizes the year-to-date changes in the number of Jack in the Box (“JIB”) and Qdoba company and franchise restaurants:

	July 7, 2013			July 8, 2012
	Company	Franchise	Total	Company	Franchise	Total
Jack in the Box:
Beginning of year	547	1,703	2,250	629	1,592	2,221
New	4	11	15	14	16	30
Refranchised	(22)	22	—	(55)	55	—
Acquired from franchisees	1	(1)	—	—	—	—
Closed	(4)	(6)	(10)	(2)	(2)	(4)
End of period	526	1,729	2,255	586	1,661	2,247
% of JIB system	23%	77%	100%	26%	74%	100%
% of consolidated system	65%	85%	79%	66%	84%	79%
Qdoba:
Beginning of year	316	311	627	245	338	583
New	19	24	43	14	20	34
Acquired from franchisees	12	(12)	—	45	(45)	—
Closed	(63)	(15)	(78)	—	(3)	(3)
End of period	284	308	592	304	310	614
% of Qdoba system	48%	52%	100%	50%	50%	100%
% of consolidated system	35%	15%	21%	34%	16%	21%
Consolidated:
Total system	810	2,037	2,847	890	1,971	2,861
% of consolidated system	28%	72%	100%	31%	69%	100%

Revenues
As we execute our refranchising strategy for Jack in the Box, which includes the sale of restaurants to franchisees, we expect the number of company-operated restaurants and the related sales to decrease while revenues from franchise restaurants increase. As such, company restaurant sales decreased $5.6 million, or 2.0%, in the quarter and $24.7 million, or 2.7%, year-to-date compared with the prior year. The decreases in restaurant sales are due primarily to decreases in the average number of Jack in the Box company-operated restaurants, partially offset by increases in the number of Qdoba company-operated restaurants and increases in average unit sales volumes (“AUVs”) at our Jack in the Box and Qdoba restaurants.
The following table presents the approximate impact of these increases (decreases) on company restaurant sales (in thousands):

	Quarter	Year-to-Date
Decrease in the average number of Jack in the Box restaurants	$(23,200)	$(93,400)
Jack in the Box AUV increase	5,700	24,400
Increase in the average number of Qdoba restaurants	11,800	39,800
Qdoba AUV increase	100	4,500
Total decrease in company restaurant sales	$(5,600)	$(24,700)

Same-store sales at Jack in the Box company-operated restaurants increased 1.2% in the quarter and 1.4% year-to-date primarily driven by price increases. Same-store sales at Qdoba company-operated restaurants increased 0.5% in the quarter and 0.3% year-to-date primarily driven by a combination of price increases and higher catering sales partially offset by transaction declines and the impact of greater promotional activity year-to-date. The following table summarizes the change in company-operated same-store sales:

	Quarter	Year-to-Date
Jack in the Box:
Transactions	(0.1)%	(0.3)%
Average check (1)	1.3%	1.8%
Change in same-store sales	1.2%	1.4%
Qdoba:
Change in same-store sales (2)	0.5%	0.3%
____________________________

(1)	Includes price increases of approximately 2.2% and 2.5%, in the quarter and year-to-date, respectively.

(2)	Includes price increases of approximately 0.3% and 1.3%, in the quarter and year-to-date, respectively.
Franchise revenues increased $1.9 million in the quarter and $16.2 million year-to-date primarily reflecting an increase in the average number of Jack in the Box franchise restaurants, which contributed additional royalties and rents of approximately $3.1 million and $13.7 million, respectively. In the quarter, this increase was offset by an increase in re-image contributions to franchisees, which are recorded as a reduction of franchise revenues, and lower AUVs at franchised Jack in the Box restaurants. Year-to-date, a reduction in re-image contributions to franchisees also contributed to the increase in franchise revenues, partially offset by a decrease in revenues from initial franchise fees. The following table reflects the detail of our franchise revenues in each period and other information we believe is useful in analyzing the change in franchise revenues (dollars in thousands):

	Quarter		Year-to-Date
	July 7, 2013	July 8, 2012	July 7, 2013	July 8, 2012
Royalties	$30,785	$29,988	$101,578	$97,499
Rents	47,828	45,982	158,879	150,076
Re-image contributions to franchisees	(902)	(189)	(2,030)	(6,723)
Franchise fees and other	1,755	1,824	4,894	6,253
Franchise revenues	$79,466	$77,605	$263,321	$247,105
% increase	2.4%		6.6%
Average number of franchise restaurants	2,031	1,968	2,020	1,943
% increase	3.2%		4.0%
Changes in franchise-operated same-store sales:
Jack in the Box	(0.3)%	2.6%	0.6%	3.0%
Qdoba	2.1%	0.9%	0.6%	2.5%
Royalties as a percentage of estimated franchise restaurant sales:
Jack in the Box	5.2%	5.3%	5.2%	5.3%
Qdoba	5.0%	5.0%	5.0%	5.0%
Operating Costs and Expenses
Food and packaging costs were 32.8% of company restaurant sales in the quarter and 32.6% year-to-date compared with 32.4% and 33.0%, respectively, a year ago. Higher commodity costs in both periods and greater promotional activity at our Qdoba restaurants year-to-date were partially offset in the quarter and more than offset year-to-date by the benefit of selling price increases, favorable product mix at our Jack in the Box restaurants, and a greater proportion of Qdoba company restaurants which generally have lower food and packaging costs than our Jack in the Box restaurants.
Commodity costs increased as follows compared with the prior year:

	Quarter	Year-to-Date
Jack in the Box	3.0%	1.6%
Qdoba	1.9%	1.5%

Costs were higher for most commodities other than bakery and beans in both periods and dairy year-to-date. We expect overall commodity costs for fiscal 2013 to increase approximately 2.0%. Beef represents the largest portion, or approximately 20%, of the Company’s overall commodity spend. We typically do not enter into fixed price contracts for our beef needs. For the full year, we currently expect beef costs to increase approximately 2.0%, and most other major commodities to be higher in 2013 compared with last year.
Payroll and employee benefit costs decreased to 27.4% of company restaurant sales in the quarter and 28.1% year-to-date from 28.2% and 28.8%, respectively, in 2012, reflecting leverage from Jack in the Box same-store sales increases, lower levels of incentive compensation at our Jack in the Box locations, the modest benefits of refranchising Jack in the Box restaurants and the favorable impact of acquisitions of Qdoba franchised restaurants, partially offset by higher staffing levels at our Qdoba restaurants.
Occupancy and other costs were 21.9% of company restaurant sales in the quarter and 22.0% year-to-date, compared with 22.0% and 22.3%, respectively, last year. The lower percentage in 2013 is due primarily to leverage from Jack in the Box same-store sales increases and the favorable impact of acquisitions of Qdoba franchised restaurants, partially offset by a greater proportion of Qdoba company restaurants which generally have higher occupancy and other costs than our Jack in the Box restaurants.
Franchise costs, principally rents and depreciation on properties leased to Jack in the Box franchisees, increased $1.5 million in the quarter and $5.8 million year-to-date, due primarily to an increase in the number of franchised restaurants, partially offset by cost savings associated with our restructuring initiatives. As a percentage of the related revenues, franchise costs in the quarter increased to 50.5% in 2013 from 49.7% in 2012 and decreased to 50.2% from 51.2%, respectively, year-to-date. The franchise cost percentages are impacted by changes in franchise fees, re-image contributions to franchisees, which are recorded as a reduction of franchise revenues, and same-store sales. The higher percentage in the quarter is primarily attributable to an increase in re-image contributions while the lower percentage year-to-date primarily relates to a reduction in re-image contributions to franchisees which more than offset the impact of lower franchise fees.
The following table presents the change in selling, general and administrative (“SG&A”) expenses compared with the prior year (in thousands):

	Increase / (Decrease)
	Quarter	Year-to-Date
Advertising	$191	$(79)
Refranchising strategy	(332)	(1,385)
Incentive compensation (including share-based compensation)	(643)	2,617
Cash surrender value of COLI policies, net	107	1,693
Pension and postretirement benefits	873	3,272
Pre-opening costs	(586)	(2,091)
Other, including savings from restructuring initiatives	378	(3,976)
	$(12)	$51
Our refranchising strategy has resulted in a decrease in the number of Jack in the Box company-operated restaurants and the related overhead expenses to manage and support those restaurants, including advertising costs, which are primarily contributions to our marketing fund determined as a percentage of restaurant sales. As such, advertising and region administration costs decreased at Jack in the Box but were higher at Qdoba.
In 2013 incentive compensation declined due to a decrease in Qdoba’s results compared with performance goals and was partially offset in the quarter and more than offset year-to-date by increases in share-based compensation expense due to changes in the attribution period over which certain share-based compensation awards are recognized and a change in the timing of share-based compensation grants to non-management directors from the fourth quarter last year to the second quarter of 2013. The cash surrender value of our company-owned life insurance (“COLI”) policies, net of changes in our non-qualified deferred compensation obligation supported by these policies, are subject to market fluctuations. The changes in market values had a negative impact of $0.2 million in the quarter compared with $0.1 million last year and positively impacted SG&A by $2.5 million year-to-date compared with $4.2 million a year ago. The increase in pension and postretirement benefits expense principally relates to a decrease in the discount rate as compared with the prior year. Pre-opening costs decreased primarily due to higher expenses incurred in the prior year related to restaurant openings in new Jack in the Box markets.

Impairment and other charges, net is comprised of the following (in thousands):

	Quarter		Year-to-Date
	July 7, 2013	July 8, 2012	July 7, 2013	July 8, 2012
Impairment charges	$501	$656	$3,385	$2,765
Losses on the disposition of property and equipment, net	2,055	884	2,525	3,712
Costs of closed restaurants (primarily lease obligations) and other	733	2,337	1,849	5,270
Restructuring costs	139	11,284	1,294	12,809
	$3,428	$15,161	$9,053	$24,556
Impairment and other charges, net decreased $11.7 million in the quarter and $15.5 million year-to-date compared to a year ago reflecting decreases in restructuring costs incurred in connection with the comprehensive review of our organizational structure and declines in lease obligation costs associated with closed restaurants. Year-to-date, income of $2.4 million recognized on the disposition of property and equipment in 2013 from the resolution of two eminent domain matters involving Jack in the Box restaurants, partially offset by higher impairment charges related to Jack in the Box restaurants we intend to close or have closed, also contributed to the decrease. Refer to Note 7, Impairment, Disposition of Property and Equipment, Restaurant Closing Costs and Restructuring, of the notes to the condensed consolidated financial statements for additional information regarding costs associated with closed restaurants.
Gains (losses) on the sale of company-operated restaurants to franchisees, net are detailed in the following table (dollars in thousands):

	Quarter		Year-to-Date
	July 7, 2013	July 8, 2012	July 7, 2013	July 8, 2012
Number of restaurants sold to franchisees	18	18	22	55

Gains (losses) on the sale of company-operated restaurants	$(426)	$3,733	$653	$18,933
Loss on expected sale of company-operated restaurants	(1,083)	—	(3,832)	—
Gains (losses) on the sale of company-operated restaurants, net	$(1,509)	$3,733	$(3,179)	$18,933
Gains are impacted by the number of restaurants sold and changes in average gains recognized, which relate to the specific sales and cash flows of those restaurants. In 2013 and 2012, gains (losses) on the sale of company-operated restaurants include additional gains recognized upon the extension of the underlying franchise and lease agreements related to restaurants sold in a prior year of $0.8 million and $0.2 million, respectively, in the quarter and $1.9 million and $2.3 million, respectively, year-to-date. In 2013, gains (losses) on the sale of company-operated restaurants, net also includes a loss of $2.7 million recognized in the second quarter relating to the anticipated sale of a Jack in the Box market and $1.1 million recognized in the third quarter relating to the anticipated sale of three Qdoba company-operated restaurants.
Interest Expense, Net
Interest expense, net is comprised of the following (in thousands):

	Quarter		Year-to-Date
	July 7, 2013	July 8, 2012	July 7, 2013	July 8, 2012
Interest expense	$3,501	$4,794	$13,015	$16,550
Interest income	(231)	(423)	(954)	(1,588)
Interest expense, net	$3,270	$4,371	$12,061	$14,962
Interest expense, net decreased $1.1 million in the quarter and $2.9 million year-to-date compared with a year ago primarily due to lower average borrowings and average interest rates, partially offset year-to-date by a $0.9 million charge in 2013 to write-off deferred financing fees in connection with the refinancing of our credit facility.
Income Taxes
The tax rate in 2013 was 37.4% in the quarter and 34.6% year-to-date, compared with 34.9% and 34.6%, respectively, in the prior year. The tax rate in the third quarter of fiscal 2013 was affected by discontinued operations as a result of Qdoba’s restaurant closures. The tax benefit attributed to the discontinued operations is separately presented in losses from discontinued operations, net of income tax benefit in the accompanying condensed consolidated statements of operations. The tax rates in all periods were impacted by the market performance of insurance investment products used to fund certain non-qualified retirement plans. Changes in the cash value of the insurance products are not included in taxable income. We expect the fiscal year tax rate to be approximately 35%. The annual tax rate cannot be determined until the end of the fiscal year; therefore, the actual rate could differ from our current estimates.
Earnings from Continuing Operations
Earnings from continuing operations were $17.3 million, or $0.38 per diluted share, in the quarter compared with $12.6 million, or $0.28 per diluted share, a year ago. Year-to-date earnings from continuing operations were $58.5 million, or $1.30 per diluted share, compared with $48.9 million or $1.09 per diluted share, a year ago.
Losses from Discontinued Operations, Net
As described in Note 2, Discontinued Operations, in the notes to the condensed consolidated financial statements, the results of operations from our distribution business and the 2013 Qdoba Closures have been reported as discontinued operations for all periods presented.
Losses from discontinued operations net of tax, are as follows for each discontinued operation (in thousands):

	Quarter		Year-to-Date
	July 7, 2013	July 8, 2012	July 7, 2013	July 8, 2012
Distribution business	$(344)	$—	$(3,719)	$—
2013 Qdoba Closures	(22,608)	(1,012)	(26,448)	(3,714)
	$(22,952)	$(1,012)	$(30,167)	$(3,714)
In 2013, the year-to-date loss from discontinued operations related to our distribution business includes pre-tax charges of $1.9 million for accelerated depreciation of a long-lived asset disposed of upon completion of the transaction, $1.8 million for future lease commitments and $1.2 million primarily related to costs incurred to exit certain vendor contracts. In 2013, the loss from discontinued operations related to the 2013 Qdoba Closures includes $22.7 million for asset impairments, $9.8 million for future lease commitments, net of reversals for deferred rent and tenant improvement allowances of $4.3 million, $1.6 million of other exits costs (primarily severance and inventory write-offs) and a $2.6 million net loss from operations in the quarter and $8.8 million year-to-date.
These losses reduced diluted earnings per share by approximately the following:

	Quarter		Year-to-Date
	July 7, 2013	July 8, 2012	July 7, 2013	July 8, 2012
Distribution business	$(0.01)	$—	$(0.08)	$—
2013 Qdoba Closures	(0.50)	(0.02)	(0.59)	(0.08)
	$(0.51)	$(0.02)	$(0.67)	$(0.08)

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
Cash Flows
The table below summarizes our cash flows from operating, investing and financing activities (in thousands):

	Year-to-Date
	July 7, 2013	July 8, 2012
Total cash provided by (used in):
Operating activities	$167,288	$111,582
Investing activities	(39,324)	(81,785)
Financing activities	(126,650)	(30,406)
Net increase (decrease) in cash and cash equivalents	$1,314	$(609)
Operating Activities. Operating cash flows increased $55.7 million compared with a year ago due primarily to the outsourcing of our distribution business which freed up working capital previously tied up in franchise receivables and distribution inventory. Additionally, a $41.4 million increase in net income adjusted for non-cash items excluded from cash flows and timing differences associated with rent payments for the month of October also contributed to the increase in operating cash flows. The impact of these increases in cash flows were partially offset by an increase in incentive compensation payments in the first quarter of 2013 compared with the same period a year ago.
Investing Activities. Cash used in investing activities decreased $42.5 million compared with a year ago due primarily to a decrease in cash used to acquire franchise-operated Qdoba restaurants as well as an increase in proceeds from assets held for sale and leaseback. The impact of these changes in cash outflows were partially offset by a decrease in proceeds from the sale of Jack in the Box company-operated restaurants.

Capital Expenditures — The composition of capital expenditures in each period follows (in thousands):

	Year-to-Date
	July 7, 2013	July 8, 2012
Jack in the Box:
New restaurants	$3,327	$10,736
Restaurant facility improvements	28,035	22,052
Other, including corporate	5,332	8,417
	36,694	41,205
Qdoba:
New restaurants	16,684	10,788
Other, including corporate	4,593	4,212
	21,277	15,000

Consolidated capital expenditures	$57,971	$56,205
Our capital expenditure program includes, among other things, investments in new locations, restaurant remodeling, new equipment and information technology enhancements. Capital expenditures increased compared to a year ago due primarily to an increase in spending related to the exteriors of Jack in the Box restaurants as well as new Qdoba restaurants partially offset by a decrease in spending related to new Jack in the Box restaurants. We expect fiscal 2013 capital expenditures to be approximately $90-$95 million. We plan to open approximately 6 Jack in the Box and 35 Qdoba company-operated restaurants in 2013.
Sale of Company-Operated Restaurants — We continue to expand franchise ownership in the Jack in the Box system primarily through the sale of company-operated restaurants to franchisees. The following table details proceeds received in connection with our refranchising activities in each period (dollars in thousands):

	Year-to-Date
	July 7, 2013	July 8, 2012
Number of restaurants sold to franchisees	22	55

Total proceeds	$8,415	$29,253
In certain instances, we may provide financing to facilitate the closing of certain transactions. As of July 7, 2013, notes receivable related to prior year refranchisings were $1.2 million. As of July 7, 2013, we classified as assets held for sale $9.2 million relating to Jack in the Box operating restaurant properties that we expect to sell to franchisees during the next 12 months and for which we have a signed letter of intent.
Assets Held for Sale and Leaseback — We use sale and leaseback financing to lower the initial cash investment in our Jack in the Box restaurants to the cost of the equipment, whenever possible. The following table summarizes the cash flow activity related to sale and leaseback transactions in each period (dollars in thousands):

	Year-to-Date
	July 7, 2013	July 8, 2012
Number of restaurants sold and leased back	19	10

Proceeds from sale and leaseback of assets	$36,553	$18,457
Purchases of assets intended for sale and leaseback	(25,198)	(31,565)
Net cash flows related to assets held for sale and leaseback	$11,355	$(13,108)
As of July 7, 2013, we had investments of $22.1 million in 11 operating and under construction restaurant properties that we expect to sell and leaseback during the next 12 months.

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

	Year-to-Date
	July 7, 2013	July 8, 2012
Number of Jack in the Box restaurants acquired from franchisees	1	—
Number of Qdoba restaurants acquired from franchisees	12	45
Cash used to acquire franchise-operated restaurants	$11,014	$48,262
The purchase prices were primarily allocated to property and equipment, goodwill and reacquired franchise rights. For additional information, refer to Note 4, Summary of Refranchisings, Franchise Development and Acquisitions, of the notes to the condensed consolidated financial statements.
Financing Activities. Cash flows used in financing activities increased $96.2 million compared with a year ago primarily attributable to an increase in cash used to repurchase shares of our common stock, an increase in payments made under our credit facility, and the change in our book overdraft related to the timing of working capital receipts and disbursements. These increases in cash outflows were partially offset by an increase in proceeds from the issuance of common stock related to stock option exercises.
New Credit Facility — In November 2012, we replaced our existing credit facility with a new credit facility intended to provide a more flexible capital structure and take advantage of lower interest rates. The new facility is comprised of (i) a $400.0 million revolving credit facility and (ii) a $200.0 million term loan, both maturing on November 5, 2017, and both bearing interest at London Interbank Offered Rate (“LIBOR”) plus 2.00%, as of July 7, 2013. As part of the credit agreement, we may also request the issuance of up to $75.0 million in letters of credit, the outstanding amount of which reduces the net borrowing capacity under the agreement. The credit facility requires the payment of an annual commitment fee based on the unused portion of the credit facility. The credit facility’s interest rate is based on the Company’s financial leverage ratio, as defined in the credit agreement, and can range from LIBOR plus 1.75% to 2.25% with no floor. We may make voluntary prepayments of the loans under the revolving credit facility and term loan at any time without premium or penalty. Specific events, such as asset sales, certain issuances of debt, and insurance and condemnation recoveries, could trigger a mandatory prepayment.
The Company borrowed approximately $220.0 million under the revolving credit facility and $200.0 million under the term loan. The proceeds were used to repay all borrowings under the prior credit facility and the related transaction fees and expenses, including those associated with the new credit facility. Loan origination costs associated with the new credit facility were $4.4 million and are included as deferred costs in other assets, net in the accompanying condensed consolidated balance sheet as of July 7, 2013. At July 7, 2013, we had $190.0 million outstanding under the term loan, borrowings under the revolving credit facility of $185.0 million and letters of credit outstanding of $29.1 million.
We are subject to a number of customary covenants under our new credit facility, including limitations on additional borrowings, acquisitions, loans to franchisees, capital expenditures, lease commitments, stock repurchases, dividend payments and requirements to maintain certain financial ratios defined in our credit agreement. We were in compliance with all covenants as of July 7, 2013.
Interest Rate Swaps — To reduce our exposure to rising interest rates under our variable rate debt, we consider interest rate swaps. In August 2010, we entered into two forward-looking swaps that effectively convert the first $100.0 million of our variable rate term loan to a fixed-rate basis from September 2011 through September 2014. Based on the term loan’s applicable margin of 2.00% as of July 7, 2013, these agreements would have an average pay rate of 1.54%, yielding an “all-in” fixed rate of 3.54%. For additional information related to our interest rate swaps, refer to Note 6, Derivative Instruments, of the notes to the condensed consolidated financial statements.
Repurchases of Common Stock — In November 2011, the Board of Directors approved a program, expiring November 2013, to repurchase $100.0 million in shares of our common stock. In November 2012, the Board of Directors approved a new program to repurchase up to an additional $100.0 million in shares of our common stock through November 2014. During 2013, we repurchased approximately 2.8 million shares at an aggregate cost of $92.2 million. As of July 7, 2013, there were no amounts remaining under the November 2011 authorization and $84.7 million remaining under the November 2012 authorization. In August 2013, the Board of Directors approved a new program to repurchase up to an additional $100.0 million in shares of our common stock through November 2015.

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

ITEM 3.        QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Our primary exposure to risks relating to our financial instruments are changes in interest rates. Our credit facility, which is comprised of a revolving credit facility and a term loan, bears interest at an annual rate equal to the prime rate of LIBOR plus an applicable margin based on a financial leverage ratio. As of July 7, 2013, the applicable margin for the LIBOR-based revolving loans and term loan was set at 2.00%.
We use interest rate swap agreements to reduce exposure to interest rate fluctuations. In August 2010, we entered into two interest rate swap agreements that effectively convert $100.0 million of our variable rate term loan borrowings to a fixed-rate basis beginning September 2011 through September 2014. Based on the term loan’s applicable margin of 2.00% as of July 7, 2013, these agreements would have an average pay rate of 1.54%, yielding a fixed rate of 3.54%.
A hypothetical 100 basis point increase in short-term interest rates, based on the outstanding unhedged balance of our revolving credit facility and term loan at July 7, 2013, would result in an estimated increase of $2.8 million in annual interest expense.
We are also exposed to the impact of commodity and utility price fluctuations. Many of the ingredients we use are commodities or ingredients that are affected by the price of other commodities, weather, seasonality, production, availability and various other factors outside our control. In order to minimize the impact of fluctuations in price and availability, we monitor the primary commodities we purchase and may enter into purchasing contracts and pricing arrangements when considered to be advantageous. However, certain commodities remain subject to price fluctuations. We are exposed to the impact of utility price fluctuations related to unpredictable factors such as weather and various other market conditions outside our control. Our ability to recover increased costs for commodities and utilities through higher prices is limited by the competitive environment in which we operate. From time to time, we enter into futures and option contracts to manage these fluctuations. At July 7, 2013, we had no such contracts in place.
ITEM 4.        CONTROLS AND PROCEDURES
Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures
Based on an evaluation of the Company’s disclosure controls and procedures (as defined in Rules 13a - 15 and 15d - 15 of the Securities Exchange Act of 1934, as amended), as of the end of the Company’s quarter ended July 7, 2013, the Company’s Chief Executive Officer and Chief Financial Officer (its principal executive officer and principal financial officer, respectively) have concluded that the Company’s disclosure controls and procedures were effective.

Changes in Internal Control Over Financial Reporting
There have been no changes in the Company’s internal control over financial reporting that occurred during the Company’s fiscal quarter ended July 7, 2013 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

ITEM 2.        UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Our credit agreement provides for up to $500.0 million for the potential payment of cash dividends and stock repurchases, subject to certain limitations based on our leverage ratio as defined in our credit agreement, of which $434.7 million remained as of July 7, 2013.
Dividends — We did not pay any cash or other dividends during the last two fiscal years and do not anticipate paying dividends in the foreseeable future.
Stock Repurchases — In November 2011, the Board of Directors approved a program, expiring November 2013, to repurchase $100.0 million in shares of our common stock. In November 2012, the Board of Directors approved a new program to repurchase up to an additional $100.0 million in shares of our common stock through November 2014. During 2013, we repurchased approximately 2.8 million shares at an aggregate cost of $92.2 million. As of July 7, 2013, there were no amounts remaining under the November 2011 authorization, and $84.7 million remaining under the November 2012 authorization. The following table summarizes shares repurchased during the quarter ended July 7, 2013:

	(a) Total number of shares purchased	(b) Average price paid per share	(c) Total number of shares purchased as part of publicly announced programs	(d) Maximum dollar value that may yet be purchased under these programs
				$135,554,862
April 15, 2013 - May 12, 2013	23,390	$35.00	23,390	$134,736,146
May 13, 2013 - June 9, 2013	936,498	$36.90	936,498	$100,180,506
June 10, 2013 - July 7, 2013	406,144	$38.03	406,144	$84,736,173
Total	1,366,032	$37.20	1,366,032

Subsequent to the end of the third quarter, in August 2013, the Board of Directors approved an additional program to repurchase up to $100.0 million in shares of our common stock through November 2015.
ITEM 4.        MINE SAFETY DISCLOSURES
Not applicable.

ITEM 5.              OTHER INFORMATION
Item 5.03  Amendments to Articles of Incorporation or Bylaws; Change in Fiscal Year.

Effective August 7, 2013, the Board of Jack in the Box Inc., upon the recommendation of the Nominating & Governance Committee of the Board, amended and restated the By-Laws of the Company (the “By-Laws”) to make clarifying changes.  Among the changes to the By-Laws, the Board:

•	Amended Article II, Sections 2.02, to provide for the Chief Executive Officer, rather than the President, to call special meetings of stockholders, along with the Board;

•	Amended Article III, Section 3.09 to provide for the Chief Executive Officer, rather than the President, to call special meetings of the Board, along with a majority of the authorized directors;

•	Amended Article III, Section 3.11, to provide that written consent of the Board or any committee thereof may be delivered by electronic transmission; and

•	Amended Article V, Section 5.03 to provide that the Chief Executive Officer, in addition to the President or any Vice-President, may endorse checks and other orders of payment payable to the Company.

The foregoing is a summary of the amendments made to the By-Laws.  This summary is qualified in its entirety by reference to the By-Laws, as amended and restated and filed as Exhibit 3.2, attached hereto and incorporated herein by reference.

ITEM 6.    EXHIBITS

Number	Description	Form	Filed with SEC
3.1	Restated Certificate of Incorporation, as amended, dated September 21, 2007	10-K	11/20/2009
3.1.1	Certificate of Amendment of Restated Certificate of Incorporation, dated September 21, 2007	8-K	9/24/2007
3.2	Amended and Restated Bylaws, dated August 7, 2013	10-Q	Filed herewith
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	—	Filed herewith
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	—	Filed herewith
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	—	Filed herewith
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	—	Filed herewith
101.INS*	XBRL Instance Document
101.SCH*	XBRL Taxonomy Extension Schema Document
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document
____________________________

*	In accordance with Regulation S-T, the XBRL-related information in Exhibit 101 to this Quarterly Report on Form 10-Q shall be deemed to be “furnished” and not “filed.”

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

JACK IN THE BOX INC.

By:	/S/ JERRY P. REBEL
Jerry P. Rebel
Executive Vice President and Chief Financial Officer (principal financial officer) (Duly Authorized Signatory)
Date: August 8, 2013