Form 10-K
period 2013-09-29
JACK IN THE BOX INC /NEW/
filed 2013-11-22
CIK 807882

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE FISCAL YEAR ENDED SEPTEMBER 29, 2013
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
Yes ☐    No ☑
Indicate by check mark if the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes ☑    No ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulations S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).
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
Yes ☐    No ☑
The aggregate market value of the common stock held by non-affiliates of the registrant as of the last business day of the registrant’s most recently completed second fiscal quarter, computed by reference to the closing price reported on the NASDAQ Global Select Market — Composite Transactions as of April 12, 2013, was approximately $1.5 billion.
Number of shares of common stock, $0.01 par value, outstanding as of the close of business on November 14, 2013 — 42,606,520.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the Proxy Statement to be filed with the Securities and Exchange Commission in connection with the 2014 Annual Meeting of Stockholders are incorporated by reference into Part III hereof.

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
In some cases, information regarding certain important factors that could cause our actual results to differ materially from any forward-looking statement appears together with such statement. In addition, the factors described under “Risk Factors” and “Critical Accounting Estimates” in this Form 10-K, as well as other possible factors not listed, could cause our actual results, economic performance, financial condition or achievements to differ materially from those expressed in any forward-looking statements. As a result, investors should not place undue reliance on such forward-looking statements, which speak only as of the date of this report. The Company is under no obligation to update forward-looking statements, whether as a result of new information or otherwise.

PART I

ITEM 1.	BUSINESS
The Company
Overview.  Jack in the Box Inc., based in San Diego, California, operates and franchises 2,866 Jack in the Box® quick-service restaurants (“QSR”) and Qdoba Mexican Grill® fast-casual restaurants. References to the Company throughout this Annual Report on Form 10-K are made using the first person notations of “we,” “us” and “our.”
Jack in the Box.  The first Jack in the Box restaurant opened in 1951. Jack in the Box is one of the nation’s largest hamburger chains and, based on number of restaurants, is the second or third largest QSR hamburger chain in each of our top 10 major markets, which comprise approximately 70% of the total system. As of the end of our fiscal year on September 29, 2013, the Jack in the Box system included 2,251 restaurants in 21 states, of which 465 were company-operated and 1,786 were franchise-operated.
Qdoba Mexican Grill.  To supplement our core growth and balance the risk associated with growing solely in the highly competitive hamburger segment of the QSR industry, in 2003 we acquired Qdoba Restaurant Corporation, operator and franchisor of Qdoba Mexican Grill. As of September 29, 2013, the Qdoba system included 615 restaurants in 46 states, as well as the District of Columbia and Canada, of which 296 were company-operated and 319 were franchise-operated. Qdoba is the second largest fast-casual Mexican brand in the United States.
Strategic Plan.  Our long-term strategic plan focuses on continued growth of our two restaurant brands, increasing average unit volumes, and improving restaurant profitability and returns on invested capital. A key element of our plan is to continue expanding our Jack in the Box franchising operations to generate higher margins and returns for the Company while creating a business model that is less capital intensive and not as susceptible to cost fluctuations. Through the sale of 78 company-operated Jack in the Box restaurants to franchisees and the development of 11 new franchise restaurants in fiscal 2013, we increased franchise ownership of the Jack in the Box system to approximately 79% at fiscal year end from approximately 76% at the end of fiscal 2012. We plan to continue to refranchise our Jack in the Box restaurants and bring franchise ownership in the Jack in the Box system to between 80-85%.
Through new unit growth and acquisitions of franchised Qdoba restaurants in select markets, and due to the refranchising of Jack in the Box restaurants, Qdoba has become a more prominent part of our company restaurant operations. As of the end of fiscal 2013, Qdoba comprised approximately 39% of our total company-operated units as compared with approximately 12% five years ago. We plan to more aggressively build out the number of Qdoba company locations over the next several years primarily through new unit growth. Accelerating the growth of our Qdoba brand by increasing market penetration should generate heightened brand awareness.
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
The Jack in the Box restaurant chain was the first major hamburger chain to develop and expand the concept of drive-thru restaurants. In addition to drive-thru windows, most of our restaurants have seating capacities ranging from 20 to 100 persons and are open 18-24 hours a day. Drive-thru sales currently account for approximately 70% of sales at company-operated restaurants. The average check in fiscal year 2013 was $6.48 for company-operated restaurants.
With a presence in only 21 states, we believe Jack in the Box is a brand with significant growth opportunities. In fiscal 2013, we continued to expand in both existing and new markets. We opened 6 company-operated restaurants and franchisees opened 11 Jack in the Box restaurants during the year. In fiscal 2014, we plan to open approximately 10 new company- and franchise-operated restaurants.

The following table summarizes the changes in the number of company-operated and franchise Jack in the Box restaurants over the past five years:

	Fiscal Year
	2013	2012	2011	2010	2009
Company-operated restaurants:
Beginning of period	547	629	956	1,190	1,346
New	6	19	15	30	43
Refranchised	(78)	(97)	(332)	(219)	(194)
Closed	(11)	(4)	(10)	(46)	(6)
Acquired from franchisees	1	—	—	1	1
End of period total	465	547	629	956	1,190
% of system	21%	24%	28%	43%	54%
Franchise restaurants:
Beginning of period	1,703	1,592	1,250	1,022	812
New	11	18	16	16	21
Refranchised	78	97	332	219	194
Closed	(5)	(4)	(6)	(6)	(4)
Sold to Company	(1)	—	—	(1)	(1)
End of period total	1,786	1,703	1,592	1,250	1,022
% of system	79%	76%	72%	57%	46%
System end of period total	2,251	2,250	2,221	2,206	2,212
Qdoba Mexican Grill.  Our Qdoba restaurants feature fresh, high quality ingredients and unique Mexican flavors that combine to create a variety of innovative flavors and products. Throughout each day, guacamole is prepared on site using fresh Hass avocados, black and pinto beans are slow-simmered, shredded beef and pork are slow-roasted and adobo-marinated chicken and steak are flame-grilled. Customer orders are prepared in full view, which gives our guests the ability to build a meal specifically suited to their individual taste preferences and nutritional needs. Our restaurants also offer a variety of catering options that can be tailored to feed groups of five to several hundred. Our restaurants generally operate from 10:30 a.m. to 10:00 p.m. and have a seating capacity that ranges from 60 to 80 persons, including outdoor patio seating at many locations. The average check, excluding catering sales, in fiscal year 2013 was $10.43 for company-operated restaurants.
We believe there is significant opportunity for continued growth at Qdoba. We estimate the long-term growth potential for Qdoba to be approximately 2,000 units across the United States. Our company-operated restaurants are generally located in larger market service areas, while franchise development is more weighted to less densely-populated areas where local franchisees can operate more efficiently. We opened 34 company-operated restaurants and franchisees opened 34 Qdoba restaurants during fiscal 2013, including two in Canada. Additionally, during the third quarter of fiscal 2013, we closed 62 Qdoba restaurants (the “2013 Qdoba Closures”) based on a comprehensive analysis that took into consideration levels of return on investment and other key operating performance metrics. For additional information related to the 2013 Qdoba Closures, refer to Note 2, Discontinued Operations, of the notes to the consolidated financial statements. In fiscal 2014, we plan to open 60-70 new company and franchise restaurants.

The following table summarizes the changes in the number of company-operated and franchise Qdoba restaurants over the past five years:

	Fiscal Year
	2013	2012	2011	2010	2009
Company-operated restaurants:
Beginning of period	316	245	188	157	111
New	34	26	25	15	24
Refranchised	(3)	—	—	—	—
Acquired from franchisees	13	46	32	16	22
Closed	(64)	(1)	—	—	—
End of period total	296	316	245	188	157
% of system	48%	50%	42%	36%	31%
Franchise restaurants:
Beginning of period	311	338	337	353	343
New	34	32	42	21	38
Refranchised	3	—	—	—	—
Sold to Company	(13)	(46)	(32)	(16)	(22)
Closed	(16)	(13)	(9)	(21)	(6)
End of period total	319	311	338	337	353
% of system	52%	50%	58%	64%	69%
System end of period total	615	627	583	525	510

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
We have multiple restaurant models with different seating capacities to help reduce costs and improve our flexibility in selecting locations for our restaurants. Management believes that this flexibility enables the Company to match the restaurant configuration with the specific economic, demographic, geographic or physical characteristics of a particular site. The majority of our Jack in the Box restaurants are constructed on leased land or on land that was purchased and subsequently sold, along with the improvements, in a sale and leaseback transaction. Typical costs to develop a traditional Jack in the Box restaurant, excluding the land value, range from $1.5 million to $1.9 million. Upon completion of a sale and leaseback transaction, the Company’s initial cash investment is reduced to the cost of equipment, which averages approximately $0.4 million.
The majority of Qdoba restaurants are located in leased spaces ranging from conventional large-scale retail projects to smaller neighborhood retail strip centers as well as non-traditional locations such as airports, college campuses and food courts. Qdoba restaurant development costs typically range from $0.6 million to $1.0 million depending on the geographic region.
Franchising Program
Jack in the Box.  The Jack in the Box franchise agreement generally provides for an initial franchise fee of $50,000 per restaurant for a 20-year term and marketing fees at 5% of gross sales. Royalty rates, typically 5% of gross sales, generally range from 2% to as high as 15% of gross sales, and some existing agreements provide for variable rates. We offer development agreements to franchisees for construction of one or more new restaurants over a defined period of time and in a defined geographic area. Developers are required to pay a fee, which may be credited against a portion of the franchise fee due when restaurants open in the future. Developers may forfeit such fees and lose their rights to future development if they do not maintain the required schedule of openings. To simulate growth, beginning in fiscal 2012, we began offering franchisees who opened restaurants within a specified time reduced franchise fees and lower royalty rates.
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
For Qdoba restaurant operations, the division vice presidents supervise regional operations managers, who supervise district managers, who in turn supervise restaurant managers. All levels are eligible for periodic performance bonuses based on goals related to restaurant sales, profit optimization and other operations performance standards such as guest satisfaction.
Customer Satisfaction
Company-operated and franchise-operated restaurants devote significant resources toward ensuring that all of our restaurants offer quality food and excellent service. To help us maintain a high level of customer satisfaction, our Voice of Guest program provides restaurant managers, district managers, and franchise operators with ongoing feedback from guests who complete a short guest satisfaction survey via an invitation provided on the register receipt. In these surveys, guests rate their satisfaction with key elements of their restaurant experience, including friendliness, food quality, cleanliness, speed of service and order accuracy.  In 2013, the Jack in the Box and Qdoba systems received more than 1.6 million and 0.2 million guest survey responses, respectively.  We also have a “mystery guest” program at Jack in the Box that provides restaurant managers, district managers, and franchise operators feedback on guest service as evaluated by “secret shoppers” who visit the restaurant.  Finally, our Guest Relations department provides feedback that guests report through our toll-free number and via our website.
Quality Assurance
Our “farm-to-fork” food safety and quality assurance programs are designed to maintain high standards for the food products and food preparation procedures used by the restaurants. We maintain product specifications and approve product sources. We have a comprehensive Hazard Analysis & Critical Control Points (“HACCP”) system for managing food safety in our restaurants. HACCP combines employee training, testing, documented restaurant practices and detailed attention to product safety and quality at each stage of the food preparation cycle. The U.S. Department of Agriculture, Food and Drug Administration and the Center for Science in the Public Interest have recognized our HACCP program as a leader in the industry.
In addition, our HACCP system uses American National Standards Institute certified food safety training programs to train our company and franchise restaurant management employees on food safety practices for our restaurants.
Supply Chain
Historically, we provided purchasing and distribution services for our company-operated restaurants and most of our franchise-operated restaurants. Our remaining franchisees purchased product from approved suppliers and distributors. In fiscal 2012, all of our company-operated Qdoba restaurants and approximately 90% of our Qdoba franchises began utilizing the distribution services of a third-party distributor under a long-term contract, ending February 2017.
In July 2012, we and approximately 90% of our Jack in the Box franchisees entered into a long-term contract with another third-party distributor to provide distribution services to our Jack in the Box restaurants through August 2022. In the fourth quarter of fiscal 2012, we had completed the transition of services from one distribution center and our remaining centers were transitioned by the end of the first quarter of fiscal 2013.
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
Advertising and Promotion
Jack in the Box. At Jack in the Box, we build brand awareness through our marketing and advertising programs and activities. These activities are supported primarily by financial contributions to a marketing fund from all company and franchise restaurants based on a percentage of sales. Activities to advertise restaurant products, promote brand awareness and attract customers include, but are not limited to, regional and local campaigns on television, national cable television, radio and print media, as well as Internet advertising on specific sites and broad-reach Web portals. Also, in recent years we began utilizing social media as a channel to better reach our target customers.
Qdoba Mexican Grill. At Qdoba, the goal of our advertising and marketing is to build brand awareness and generate traffic, and we seek to build brand advocates by delivering a great guest experience in the restaurants. While all restaurants contribute a small amount to a fund primarily used for production and development of brand assets, we do not have a national media fund. Advertising is done at the regional or local level for both company and franchise owned and operated restaurants, and is determined by the local management. Advertising is created at the brand level and the system operators can utilize these assets, or tap into our in-house graphic design department to create custom advertising that meets their particular communication objectives while adhering to brand standards.

Employees
At September 29, 2013, we had approximately 19,150 employees, of whom 18,200 were restaurant employees, 800 were corporate personnel, and 150 were field management or administrative personnel. Employees are paid on an hourly basis, except certain restaurant management, operations and corporate management, and administrative personnel. We employ both full- and part-time restaurant employees in order to provide the flexibility necessary during peak periods of restaurant operations.
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
Executive Officers
The following table sets forth the name, age, position and years with the Company of each person who is an executive officer of Jack in the Box Inc.:

Name	Age	Positions	Years with the Company
Linda A. Lang	55	Chairman of the Board and Chief Executive Officer	26
Leonard A. Comma	43	President and Chief Operating Officer	12
Mark H. Blankenship, Ph.D.	52	Executive Vice President, Chief People, Culture and Corporate Strategy Officer	16
Jerry P. Rebel	56	Executive Vice President and Chief Financial Officer	10
Phillip H. Rudolph	55	Executive Vice President, General Counsel and Corporate Secretary	5
Elana M. Hobson	53	Senior Vice President of Operations	36
Paul D. Melancon	57	Senior Vice President of Finance, Controller and Treasurer	8
Timothy P. Casey	53	President, Qdoba Restaurant Corporation	1
Carol A. DiRaimo	52	Vice President of Investor Relations and Corporate Communications	5
The following sets forth the business experience of each executive officer for at least the last five years:
Ms. Lang has been Chairman of the Board and Chief Executive Officer since October 2005. She was also President from February 2010 until May 2012 and served as Chief Operating Officer from November 2003 to October 2005. She was Executive Vice President from July 2002 to November 2003, and held various officer-level positions with marketing or operations responsibilities from 1996 through 2002. She has more than 25 years of experience with the Company. Ms. Lang announced her retirement from the Company, effective January 1, 2014.
Mr. Comma has been President and Chief Operating Officer since May 2012. He was previously Executive Vice President and Chief Operating Officer from November 2010 to May 2012, and served as Senior Vice President and Chief Operating Officer from February 2010 to November 2010. Mr. Comma was Vice President Operations Division II from February 2007 to February 2010, Regional Vice President of the Company’s Southern California region from May 2006 to February 2007 and Director of Convenience-Store & Fuel Operations for the Company’s proprietary chain of Quick Stuff convenience stores from August 2001 to May 2006. Mr. Comma will succeed Ms. Lang as the Company’s Chief Executive Officer, effective January 1, 2014. Mr. Comma will also be appointed to the Board and serve as Chairman of the Board, effective January 1, 2014, and will retain his title as President of the Company.
Dr. Blankenship has been Executive Vice President, Chief People, Culture and Corporate Strategy Officer since November 2013. He was previously Senior Vice President and Chief Administrative Officer from October 2010 to November 2013, Vice President, Human Resources and Operational Services from October 2005 to October 2010 and Division Vice President, Human Resources from October 2001 to September 2005. Dr. Blankenship has more than 16 years of experience with the Company in various human resource and training positions.
Mr. Rebel has been Executive Vice President and Chief Financial Officer since October 2005. He was previously Senior Vice President and Chief Financial Officer from January 2005 to October 2005 and Vice President and Controller of the Company from September 2003 to January 2005. Prior to joining the Company in 2003, Mr. Rebel held senior level positions with Fleming Companies and CVS Corporation. He has more than 31 years of corporate finance experience.
Mr. Rudolph has been Executive Vice President since February 2010 and General Counsel and Corporate Secretary since November 2007. Prior to joining the Company, Mr. Rudolph was Vice President and General Counsel for Ethical Leadership Group. He was previously a partner in the Washington, D.C. office of Foley Hoag, LLP, and a Vice President at McDonald’s

Corporation where, among other roles, he served as U.S. and International General Counsel. Before joining McDonald’s, Mr. Rudolph spent 15 years with the law firm of Gibson, Dunn & Crutcher, LLP, the last six of which he spent as a litigation partner in the firm’s Washington, D.C. office. Mr. Rudolph has more than 30 years of legal experience.
Ms. Hobson has been Senior Vice President of Operations since May 2013. She was previously Vice President of Operations from February 2010 to May 2013, Division Vice President of Operations Initiatives from March 2009 to February 2010, and Division Vice President of Guest Service Systems from June 2007 to March 2009. Prior to managing Guest Service Systems, Ms. Hobson held several management-level positions in the field, including Regional Vice President from 2003 to 2007; and Area Manager from 1998 to 2003. She joined Jack in the Box as a restaurant team member in 1977, and served in various District Manager and Restaurant Manager positions from 1981 to 1998.
Mr. Melancon has been Senior Vice President of Finance, Controller and Treasurer since November 2013. He was previously Vice President of Finance, Controller and Treasurer from September 2008 to November 2013 and Vice President and Controller from July 2005 to September 2008. Before joining the Company, Mr. Melancon held senior financial positions at several major companies, including Guess?, Inc., Hyper Entertainment, Inc. (a subsidiary of Sony Corporation of America) and Sears, Roebuck and Co. Mr. Melancon has more than 30 years of experience in accounting and finance, including 11 years with Price Waterhouse.
Mr. Casey has been President of Qdoba since March 2013. From 2010 until March 2013, he served as President and Chief Executive Officer of MFOC Holdco, Inc. which is the parent company of the Mrs. Fields Brand and TCBY. From 2007 to 2010, Mr. Casey was an executive with International Coffee & Tea, which operated and franchised The Coffee Bean & Tea Leaf, most recently serving as Vice President of Global Brand Marketing, Product Development and Operations. As Regional Vice President at Starbucks from 1998 to 2004, Mr. Casey managed more than 500 stores in a 10-state region. Prior to joining Starbucks in 1996, Mr. Casey held leadership positions in marketing and operations with Circle K Corporation and Southland Corporation. He has more than 30 years experience in the restaurant and retail industries.
Ms. DiRaimo has been Vice President of Investor Relations and Corporate Communications since July 2008. She previously spent 14 years at Applebee’s International, Inc. where she held various positions including Vice President of Investor Relations from February 2004 to November 2007. Ms. DiRaimo has more than 30 years of corporate finance and public accounting experience, including positions with Gilbert/Robinson Restaurants, Inc. and Deloitte.
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
Each Jack in the Box and Qdoba restaurant competes directly and indirectly with a large number of national and regional restaurant chains some of whom have significantly greater financial resources, as well as with locally-owned and/or independent restaurants in the quick-service and the fast-casual segments, and other “food away from home” consumer options. In selling franchises, we compete with many other restaurant franchisors, some of whom have substantially greater financial resources.
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
Regulation
Each restaurant is subject to regulation by federal agencies, as well as licensing and regulation by state and local health, sanitation, safety, fire, zoning, building and other departments. Restaurants are also subject to rules and regulations imposed by owners and (or) operators of shopping centers, college campuses, airports, military bases or other non-traditional locations in which a restaurant is located. Difficulties or failures in obtaining and maintaining any required permits, licensing or approval, or difficulties in complying with applicable rules and regulations could result in restricted operations, closures of existing restaurants, delays or cancellations in the opening of new restaurants, or the imposition of fines and other penalties.
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
Risks Related to the Food Service Industry.  Food service businesses such as ours may be materially and adversely affected by changes in consumer preferences, national and regional economic, political and socioeconomic conditions and changes in consumer dining habits, whether based on new information regarding diet, nutrition or health, on the cost of food at home compared to food away from home, or on other factors. Adverse economic conditions, such as higher levels of unemployment, lower levels of consumer confidence and decreased discretionary spending may reduce restaurant traffic and sales and impose practical limits on pricing. If adverse or uncertain economic conditions persist for an extended period of time, consumers may make long-lasting changes to their spending behavior. The impact of these factors may be exacerbated by the geographic profile of our Jack in the Box segment. Specifically, nearly 70% of the restaurants in our Jack in the Box system are located in the states of California and Texas. Economic conditions, state and local laws, government regulations, weather conditions or natural disasters affecting those states may therefore more greatly impact our results than would similar occurrences in other locations.

The performance of our business may also be adversely affected by factors such as:

•	seasonal sales fluctuations;

•	severe weather and other natural disasters;

•
unfavorable trends or developments concerning operating costs such as inflation, increased costs of food, fuel, utilities, technology, labor (including due to legislated minimum wage increases or employee relations issues), insurance and employee benefits (including healthcare, workers’ compensation and other insurance costs and premiums);

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
In addition, if economic conditions deteriorate or are uncertain for a prolonged period of time, or if our operating results decline unexpectedly, we may be required to record impairment charges, which will negatively impact our results of operations for the periods in which they are recorded. Due to the foregoing or other factors, results for any one quarter are not necessarily indicative of results to be expected for any other quarter or for a full fiscal year. These fluctuations may cause our operating results to be below expectations of public market analysts and investors, and may adversely impact our stock price.
Risks Related to Food and Commodity Costs.  We and our franchisees are subject to volatility in food and commodity costs and availability. Accordingly, our profitability depends in part on our ability to anticipate and react to changes in food costs and availability, including changes in fuel costs and other supply and distribution costs. For example, prices for feed ingredients used to produce beef, chicken and pork could be adversely affected by changes in worldwide supply and demand or by regulatory mandates, leading to higher prices. Further, increases in fuel prices could result in increased distribution costs. In recent years, food and commodity costs increased significantly, out-pacing general inflation and industry expectations. Looking forward, we anticipate volatile or uncertain price conditions to continue.
We seek to manage food and commodity costs, including through extended fixed price contracts, strong category and commodity management, and purchasing fundamentals. However, certain commodities such as beef and pork, which represent approximately 20% and 8%, respectively, of our overall commodity spend, do not lend themselves to fixed price contracts.
We cannot assure you that we will successfully enter into fixed price contracts on a timely basis or on commercially favorable pricing terms. In addition, although we have fixed price contracts for produce, we are subject to force majeure clauses resulting from weather or acts of God that may result in temporary spikes in costs.

Further, we cannot assure you that we or our franchisees will be able to successfully anticipate and react effectively to changing food and commodity costs by adjusting our purchasing practices or menu offerings. We also may not be able to pass along to our customers price increases as a result of adverse economic conditions, competitive pricing or other factors. Therefore, variability of food and other commodity costs could adversely affect our profitability and results of operations.
A significant number of our Jack in the Box and Qdoba restaurants are company-operated, so we continue to have exposure to operating cost issues. Exposure to these fluctuating costs, including increases in commodity costs, could negatively impact our margins as well as franchise margins and franchisee financial health.
Risk Related to Our Brands and Reputation.  Multi-unit food service businesses such as ours can also be materially and adversely affected by widespread negative publicity of any type, particularly regarding food quality, nutritional content, safety or public health issues (such as epidemics or the prospect of a pandemic), obesity or other health concerns, and employee relations issues, among other things. Adverse publicity in these areas could damage the trust customers place in our brands. The increasingly widespread use of mobile communications and social media applications has amplified the speed and scope of adverse publicity and could hamper our ability to promptly correct misrepresentations or otherwise respond effectively to negative publicity.
To minimize the risk of food-borne illness, we have put in place HACCP systems for managing food safety in our restaurants and with our vendors. Nevertheless, food safety risks cannot be completely eliminated. Any outbreak of illness attributed to company or franchised restaurants, or within the food service industry, or any widespread negative publicity regarding our brands or the restaurant industry in general could cause a decline in our and our franchisees’ restaurant sales, and could have a material adverse effect on our financial condition and results of operations.
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

•	the challenge of identifying, recruiting and training qualified restaurant management;

•	the inability to obtain all required permits;

•	changes in laws, regulations and interpretations, including interpretations of the requirements of the Americans with Disabilities Act; and

•	general economic and business conditions.
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
Our franchisees are contractually obligated to operate their restaurants in accordance with all applicable laws and regulations, as well as standards set forth in our agreements with them. However, franchisees are independent third parties whom we cannot and do not control. If franchisees do not successfully operate restaurants in a manner consistent with applicable laws and required standards, royalty, and in some cases rent, payments to us may be adversely affected. If customers have negative perceptions or experiences with operational execution, food quality or safety at our franchised locations, our brands’ image and reputation could be harmed, which in turn could negatively impact our business and operating results.
With an increase in the proportion of Jack in the Box franchised restaurants, the percentage of our revenues derived from royalties and rents at Jack in the Box franchise restaurants will increase, as will the risk that earnings could be negatively impacted by defaults in the payment of royalties and rents. As small businesses, some of our franchise operators, may be negatively and disproportionately impacted by strategic initiatives, capital requirements, inflation, labor costs, employee relations issues or other causes. In addition, franchisee business obligations may not be limited to the operation of Jack in the Box or Qdoba restaurants, making them subject to business and financial risks unrelated to the operation of our restaurants. These unrelated risks could adversely affect a franchisee’s ability to make payments to us or to make payments on a timely basis. We cannot assure that franchisees will successfully participate in our strategic initiatives or operate their restaurants in a manner consistent with our concepts and standards. As compared to some of our competitors, our Jack in the Box brand has relatively fewer franchisees who, on average, operate more restaurants per franchisee. There are significant risks to our business if a franchisee, particularly one who operates a large number of restaurants, encounters financial difficulties or fails to adhere to our standards and projects an image inconsistent with our brands.
Risk Relating to Competition, Menu Innovation and Successful Execution of our Operational Strategies and Initiatives. We are focused on increasing same-store sales and average unit volumes as part of our long-term business plan.  These results are subject to a number of risks and uncertainties, including risks related to competition, menu innovation and the successful execution of our operational strategies and initiatives. The restaurant industry is highly competitive with respect to price, service, location, personnel, advertising, brand identification and the type, quality and innovativeness of menu items and new and differentiated service offerings. There are many well-established competitors. Each of our restaurants competes directly and indirectly with a large number of national and regional restaurant chains, as well as with locally-owned and/or independent quick-service restaurants, fast-casual restaurants, casual dining restaurants, sandwich shops and similar types of businesses. The trend toward convergence in grocery, deli and restaurant services may increase the number of our competitors. Such increased competition could decrease the demand for our products and negatively affect our sales and profitability. Some of our competitors have substantially greater financial, marketing, operating and other resources than we have, which may give them a competitive advantage. Certain of our competitors have introduced a variety of new products and service offerings and engaged in substantial price discounting in the past, and may adopt similar strategies in the future. In an effort to increase same-store sales, we continue to make improvements to our facilities, to implement new service and training initiatives, and to introduce new products and discontinue other menu items. However, there can be no assurance that our facility improvements will foster increases in sales and yield the desired return on investment, that our service initiatives or our overall strategies will be successful, that our menu offerings and promotions will generate sufficient customer interest or acceptance to increase sales, or that competitive product offerings, pricing and promotions will not have an adverse effect upon our margins, sales results and financial condition. In addition, the success of our strategy depends on, among other factors, our ability to motivate restaurant personnel and franchisees to execute our initiatives and achieve sustained high service levels.
Advertising and Promotion Risks.  Some of our competitors have greater financial resources, which enable them to purchase significantly more advertising, particularly television and radio ads, than we are able to purchase. Should our competitors increase spending on advertising and promotion, should the cost of advertising increase or our advertising funds decrease for any reason, including reduced sales or implementation of reduced spending strategies, or should our advertising and promotion be less effective than our competitors, there could be a material adverse effect on our results of operations and financial condition. Also, the fragmentation in the media favored by our target consumers, including growing prevalence and importance of social and mobile media, poses challenges and risks for our marketing, advertising and promotional strategies. Failure to effectively tackle these challenges and risks could also have a materially adverse effect on our results.
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
Risks Related to Reducing Operating Costs. In recent years, we have identified strategies and taken steps to reduce operating costs to align with the increased Jack in the Box franchise ownership and to further integrate Jack in the Box and Qdoba brands back office functions, and systems. These strategies include outsourcing certain functions, reducing headcount, and increasing shared back office services between our brands. We continue to evaluate and implement further cost-saving initiatives. However, the ability to reduce our operating costs through these initiatives is subject to risks and uncertainties, and we cannot assure that these activities, or any other activities that we may undertake in the future, will achieve the desired cost savings and efficiencies. Failure to achieve such desired savings could adversely affect our results of operations and financial condition.
Risks Related to Loss of Key Personnel.  We believe that our success will depend, in part, on our ability to attract and retain the services of skilled personnel, including key executives. The loss of services of any such personnel could have a material adverse effect on our business.
Risks Related to Government Regulations, Including Regulations Increasing Labor Costs.  The restaurant industry is subject to extensive federal, state and local governmental regulations as described in Item 1 under “Regulation.” We are subject to regulations including but not limited to those related to:

•	the preparation, labeling, advertising and sale of food;

•	building and zoning requirements;

•	sanitation and safety standards;

•	employee healthcare requirements, including the implementation and uncertain legal, regulatory and cost implications of the Affordable Care Act;

•
labor and employment, including recently enacted and proposed minimum wage adjustments, overtime, working conditions, employment eligibility and documentation, sick leave, and other employee benefit and fringe benefit requirements;

•	the registration, offer, sale, termination and renewal of franchises;

•	truth-in-advertising, consumer protection and the security of information;

•	Americans with Disabilities Act;

•	payment card regulation and related industry rules;

•	liquor licenses; and

•	climate change, including the potential impact of greenhouse gases, water consumption, or a tax on carbon emissions.
The increasing amount and complexity of regulations may increase the costs to us and our franchisees of labor and compliance, and increase our exposure to regulatory claims which, in turn, could have a material adverse effect on our business.
Risks Related to Computer Systems, Information Technology and Cyber Security.  We and our franchisees rely on computer systems and information technology to conduct our business. A material failure or interruption of service or a breach in security of our computer systems could cause reduced efficiency in operations, loss or misappropriation of data or business interruptions, or could impact delivery of food to restaurants or financial functions such as vendor payment or employee payroll. We have business continuity plans that attempt to anticipate and mitigate such failures, but it is possible that significant capital investment could be required to rectify these problems, or more likely that cash flows could be impacted, in the shorter term. Our security architecture is decentralized, such that payment card information is primarily confined to the restaurant where the specific transaction took place. However, a security breach involving our point of sale, personnel, franchise operations reporting or other systems could result in disclosure or theft of confidential customer or employee or other proprietary data, and potentially cause loss of consumer confidence or potential costs, fines and litigation, including costs associated with consumer fraud or privacy breach. These risks may be magnified by the increased use of mobile communications and other new technologies, and are subject to increased and changing regulation. The costs of compliance, including increased investment in technology or personnel in order to protect valuable business or consumer information, may negatively impact our margins.
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
Environmental and Land Risks and Regulations.  We own or lease the real properties on which our Jack in the Box company-operated restaurants are located, and either own or lease (and subsequently sublease to the franchisee) a majority of our Jack in the Box franchised restaurant sites. We also own or lease the real properties upon which our company-operated Qdoba restaurants are located. We have engaged and may engage in real estate development projects. As is the case with any owner or operator of real property, we are subject to eminent domain proceedings that can impact the value of investments we have made in real property and are subject to other potential liabilities and damages arising out of owning, operating, leasing or otherwise having interests in real property. In addition, we are subject to a variety of federal, state and local governmental regulations relating to the use, storage, discharge, emission and disposal of hazardous materials. Failure to comply with environmental laws could result in the imposition of severe penalties or restrictions on operations by governmental agencies or courts of law, which could adversely affect operations. We are unaware of any significant hazards on properties we own or have owned, or operate or have operated. Accordingly, we do not have environmental liability insurance for our restaurants, nor do we maintain a reserve to cover such events. In the event of the determination of contamination on such properties, the Company, as owner or operator, could be held liable for severe penalties and costs of remediation, and this could result in material liability.
Risks Related to Leverage.  As of September 29, 2013, the Company has a credit facility comprised of a $400.0 million revolving credit facility and a $190.0 million term loan. We may also request the issuance of up to $75.0 million in letters of credit. For additional information related to our credit facility, refer to Note 7, Indebtedness, of the notes to the consolidated financial statements. Increased leverage resulting from borrowings under our credit facility could have certain material adverse effects on the Company, including but not limited to the following:

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
Litigation.  We are subject to complaints or litigation brought by former, current or prospective employees, customers, franchisees, vendors, landlords, shareholders or others. We assess contingencies to determine the degree of probability and range of possible loss for potential accrual in our financial statements. An estimated loss contingency is accrued if it is probable that a liability has been incurred and the amount of loss can be reasonably estimated. Because lawsuits are inherently unpredictable and unfavorable resolutions could occur, assessing contingencies is highly subjective and requires judgments about future events. We regularly review contingencies to determine the adequacy of the accruals and related disclosures. However, the amount of ultimate loss may differ from these estimates. A judgment that is not covered by insurance or that is significantly in excess of our insurance coverage for any claims could materially adversely affect our financial condition or results of operations. In addition, regardless of whether any claims against us are valid or whether we are found to be liable, claims may be expensive to defend, and may divert management’s attention away from operations and hurt our performance. Further, adverse publicity resulting from claims may harm our business or that of our franchisees.

ITEM 1B.	UNRESOLVED STAFF COMMENTS
None.

ITEM 2.	PROPERTIES
The following table sets forth information regarding our operating Jack in the Box and Qdoba restaurant properties as of September 29, 2013:

	Company- Operated	Franchise	Total
Company-owned restaurant buildings:
On company-owned land	36	188	224
On leased land	152	489	641
Subtotal	188	677	865
Company-leased restaurant buildings on leased land	573	912	1,485
Franchise directly-owned or directly-leased restaurant buildings	—	516	516
Total restaurant buildings	761	2,105	2,866
Our restaurant leases generally provide for fixed rental payments (with cost-of-living index adjustments) plus real estate taxes, insurance and other expenses. In addition, approximately 15% of our leases provide for contingent rental payments between 1% and 15% of the restaurant’s gross sales once certain thresholds are met. We have generally been able to renew our restaurant leases as they expire at then-current market rates. The remaining terms of ground leases range from approximately one year to 55 years, including optional renewal periods. The remaining lease terms of our other leases range from approximately one year to 44 years, including optional renewal periods. At September 29, 2013, our restaurant leases had initial terms expiring as follows:

	Number of Restaurants
Fiscal Year	Ground Leases	Land and Building Leases
2014 – 2018	195	603
2019 – 2023	253	634
2024 – 2028	137	126
2029 and later	56	122
Our principal executive offices are located in San Diego, California in an owned facility of approximately 150,000 square feet. We also own our 70,000 square foot Jack in the Box Innovation Center and approximately four acres of undeveloped land directly adjacent to it. Qdoba’s corporate support center is located in a leased facility in Wheat Ridge, Colorado. Historically, we also leased six distribution centers. In connection with the outsourcing of our distribution business completed in the first quarter of fiscal 2013, two of these centers were closed and the remaining four were subleased or assigned to our third-party distributor.

ITEM 3.	LEGAL PROCEEDINGS
See Note 16, Commitments, Contingencies and Legal Matters, of the notes to the consolidated financial statements for a discussion of our legal proceedings.

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
Market Information.  Our common stock is traded on the Nasdaq Global Select Market under the symbol “JACK.” The following table sets forth the high and low sales prices for our common stock during the fiscal quarters indicated, as reported on the NASDAQ — Composite Transactions:

	12 Weeks Ended			16 Weeks Ended
	September 29, 2013	July 7, 2013	April 14, 2013	January 20, 2013
High	$42.59	$40.52	$35.99	$29.67
Low	$38.45	$34.81	$28.71	$24.71
	12 Weeks Ended			16 Weeks Ended
	September 30, 2012	July 8, 2012	April 15, 2012	January 22, 2012
High	$29.07	$28.07	$24.59	$22.67
Low	$25.39	$22.04	$21.01	$18.65
Dividends.  We did not pay any cash or other dividends during the last three fiscal years and we have no current intentions to pay dividends. Our credit agreement provides for up to $500.0 million for the potential payment of cash dividends and stock repurchases, subject to certain limitations based on our leverage ratio as defined in our credit agreement, of which $386.8 million remained as of September 29, 2013.
Stock Repurchases. The following table summarizes shares repurchased pursuant to this program during the quarter ended September 29, 2013:

	(a) Total Number of Shares Purchased	(b) Average Price Paid Per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Programs	(d) Maximum Dollar Value That May Yet Be Purchased Under These Programs
				$184,736,173
July 8, 2013 - August 4, 2013	—	$—	—	$184,736,173
August 5, 2013 - September 1, 2013	530,676	$40.64	530,676	$163,166,879
September 2, 2013 - September 29, 2013	667,399	$39.56	667,399	$136,766,644
Total	1,198,075	$40.01	1,198,075
Stockholders.  As of November 14, 2013, there were 590 stockholders of record.

Securities Authorized for Issuance Under Equity Compensation Plans.  The following table summarizes the equity compensation plans under which Company common stock may be issued as of September 29, 2013. Stockholders of the Company have approved all plans requiring such approval.

	(a) Number of securities to be issued upon exercise of outstanding options, warrants and rights (1)	(b) Weighted-average exercise price of outstanding options (1)	(c) Number of securities remaining for future issuance under equity compensation plans (excluding securities reflected in column (a))(2)
Equity compensation plans approved by security holders (3)	3,511,229	$22.59	3,563,386
 ____________________________

(1)
Includes shares issuable in connection with our outstanding stock options, performance-vested stock awards, nonvested stock awards and units, and non-management director deferred stock equivalents. The weighted-average exercise price in column (b) includes the weighted-average exercise price of stock options only.

(2)	Includes 111,701 shares that are reserved for issuance under our Employee Stock Purchase Plan.

(3)	For a description of our equity compensation plans, refer to Note 12, Share-Based Employee Compensation, of the notes to the consolidated financial statements.
Performance Graph.  The following graph compares the cumulative return to holders of the Company’s common stock at September 30th of each year to the yearly weighted cumulative return of a Peer Group Index and to the Standard & Poor’s (“S&P”) 500 Index for the same period. The below comparison assumes $100 was invested on September 30, 2008 in the Company’s common stock and in the comparison groups and assumes reinvestment of dividends. The Company paid no dividends during these periods.

	2008	2009	2010	2011	2012	2013
Jack in the Box Inc.	$100	$97	$102	$94	$133	$190
S&P 500 Index	$100	$93	$103	$104	$135	$161
Peer Group (1)	$100	$109	$146	$177	$232	$287
____________________________

(1)
The Peer Group Index comprises the following companies: Brinker International, Inc.; Chipotle Mexican Grill Inc.; Cracker Barrel Old Country Store, Inc.; Darden Restaurants Inc.; DineEquity, Inc.; Domino’s Pizza, Inc.; Panera Bread Company; Ruby Tuesday, Inc.; Sonic Corp.; The Cheesecake Factory Inc.; and The Wendy’s Company.

ITEM 6.	SELECTED FINANCIAL DATA
Our fiscal year is 52 or 53 weeks, ending the Sunday closest to September 30. All years presented include 52 weeks, except 2010 which includes 53 weeks. The selected financial data reflects as discontinued operations, 62 closed Qdoba stores for years 2009 through 2013, our distribution business for fiscal years 2009 through 2013 and Quick Stuff, a convenience store and fuel station concept sold in fiscal 2009, for fiscal year 2009. The following selected financial data of Jack in the Box Inc. for each fiscal year was extracted or derived from our audited financial statements. This selected financial data should be read in conjunction with our audited consolidated financial statements and accompanying notes and Management’s Discussion and Analysis of Financial Condition and Results of Operations included elsewhere in this Annual Report on Form 10-K. Our consolidated financial information may not be indicative of our future performance.

	Fiscal Year
	2013	2012	2011	2010	2009
	(in thousands, except per share data)
Statements of Earnings Data:
Total revenues	$1,489,867	$1,509,295	$1,632,825	$1,878,126	$2,153,640

Total operating costs and expenses	$1,356,302	$1,417,624	$1,542,752	$1,805,601	$1,998,444
Gains on the sale of company-operated restaurants, net	(4,640)	(29,145)	(61,125)	(54,988)	(78,642)
Total operating costs and expenses, net	$1,351,662	$1,388,479	$1,481,627	$1,750,613	$1,919,802

Earnings from continuing operations	$82,608	$68,104	$85,878	$73,674	$132,407

Earnings per Share and Share Data:
Earnings per share from continuing operations:
Basic	$1.91	$1.55	$1.74	$1.34	$2.33
Diluted	$1.84	$1.52	$1.71	$1.32	$2.29
Weighted-average shares outstanding — Diluted (1)	44,899	44,948	50,085	55,843	57,733
Market price at year-end	$40.10	$28.11	$19.92	$21.47	$20.07
Other Operating Data:
Jack in the Box restaurants:
Company-operated average unit volume (2)	$1,606	$1,557	$1,405	$1,297	$1,420
Franchise-operated average unit volume (2)(3)	$1,312	$1,313	$1,286	$1,287	$1,400
System average unit volume (2)(3)	$1,381	$1,379	$1,331	$1,292	$1,412
Change in company-operated same-store sales	1.0%	4.6%	3.1%	(8.6)%	(1.2)%
Change in franchise-operated same-store sales (3)	0.1%	3.0%	1.3%	(7.8)%	(1.3)%
Change in system same-store sales (3)	0.3%	3.4%	1.8%	(8.2)%	(1.3)%
Qdoba restaurants:
Company-operated average unit volume (2)(4)	$1,080	$1,060	$1,003	$972	$1,010
Franchise-operated average unit volume (2)(3)	$961	$958	$987	$943	$905
System average unit volume (2)(3)(4)	$1,017	$1,000	$992	$951	$930
Change in company-operated same-store sales (4)	0.5%	3.2%	5.4%	0.6%	(4.3)%
Change in franchise-operated same-store sales (3)	1.1%	1.9%	5.4%	3.6%	(1.3)%
Change in system same-store sales (3)(4)	0.8%	2.5%	5.4%	2.9%	(2.1)%
Capital expenditures	$84,690	$80,200	$129,312	$95,610	$153,500
Balance Sheet Data (at end of period):
Total assets	$1,319,209	$1,463,725	$1,432,322	$1,407,092	$1,455,910
Long-term debt	$349,393	$405,276	$447,350	$352,630	$357,270
Stockholders’ equity	$472,018	$411,945	$405,956	$520,463	$524,489
 ____________________________

(1)	Weighted-average shares reflect the impact of common stock repurchases under Board-approved programs.

(2)	Fiscal 2010 average unit volumes have been adjusted to exclude the 53rd week for the purpose of comparison to other years.

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

(4)	Average unit volumes and same-store sales for all periods presented have been restated to exclude sales for restaurants reported as discontinued operations.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
GENERAL
For an understanding of the significant factors that influenced our performance during the past three fiscal years, we believe our Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) should be read in conjunction with the Consolidated Financial Statements and related Notes included in this Annual Report as indexed on page F-1.
Comparisons under this heading refer to the 52-week periods ended September 29, 2013, September 30, 2012 and October 2, 2011 for 2013, 2012 and 2011 respectively, unless otherwise indicated.
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
OVERVIEW
As of September 29, 2013, we operated and franchised 2,251 Jack in the Box restaurants, primarily in the western and southern United States, and 615 Qdoba restaurants throughout the United States and including two in Canada.
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
The following summarizes the most significant events occurring in fiscal 2013 and certain trends compared to prior years:

•	Restaurant Sales — Sales at restaurants open more than one year (“same-store sales”) changed as follows:

	2013	2012	2011
Jack in the Box:
Company	1.0%	4.6%	3.1%
Franchise	0.1%	3.0%	1.3%
System	0.3%	3.4%	1.8%
Qdoba:
Company (1)	0.5%	3.2%	5.4%
Franchise	1.1%	1.9%	5.4%
System (1)	0.8%	2.5%	5.4%
 ____________________________  ____________________________

(1)	Same-store sales for all periods presented have been restated to exclude sales for restaurants reported as discontinued operations during fiscal 2013.

•
Commodity Costs — Commodity costs at Jack in the Box and Qdoba company restaurants increased approximately 2.2% and 1.5%, respectively, as compared to last year. We expect overall commodity costs to be up approximately 1% in fiscal 2014 compared to fiscal 2013, with higher inflation in the first quarter.

•	New Unit Development — In 2013, we opened 17 Jack in the Box and 68 Qdoba locations system-wide.

•
Franchising Program — We refranchised 78 Jack in the Box restaurants, while Jack in the Box franchisees opened a total of 11 restaurants in 2013. Our Jack in the Box system was approximately 79% franchised at the end of fiscal 2013, and we plan to maintain franchise ownership in the Jack in the Box system at a level between 80-85%. During fiscal 2013, Qdoba franchisees opened a total of 34 restaurants, including two in Canada.

•
Credit Facility — During the first quarter of fiscal 2013, we entered into a new credit agreement consisting of a $400.0 million revolving credit facility and a $200.0 million term loan, both with a five-year maturity.

•
Restructuring Costs —  During fiscal 2013, we continued our comprehensive review of our organization structure, including evaluating opportunities for outsourcing, restructuring of certain functions and workforce reductions. As a result, restructuring charges of $3.5 million were recorded during fiscal 2013.

•
Discontinued Operations — During the first quarter of 2013, we completed the outsourcing of our Jack in the Box distribution business. Additionally, during the third quarter of fiscal 2013, we closed 62 Qdoba company-operated restaurants. We expect the outsourcing and store closures to have a positive impact on future earnings and cash flows. As a result of these two transactions, we recognized an after tax loss of $31.5 million, or $0.70 per diluted share, in fiscal 2013.

•
Share Repurchases —  Pursuant to share repurchase programs authorized by our Board of Directors, we repurchased 4.0 million shares of our common stock at an average price of $35.29 per share, including the cost of brokerage fees.

FINANCIAL REPORTING
The consolidated statements of earnings for all periods presented have been prepared reflecting the results of operations for the 2013 Qdoba closures and charges incurred as a result of closing these restaurants as discontinued operations. The results of operations and costs incurred to outsource our distribution business are also reflected as discontinued operations for all periods presented. Refer to Note 2, Discontinued Operations, in the notes to our consolidated financial statements for more information.
RESULTS OF OPERATIONS
The following table presents certain income and expense items included in our consolidated statements of earnings as a percentage of total revenues, unless otherwise indicated. Percentages may not add due to rounding.
CONSOLIDATED STATEMENTS OF EARNINGS DATA

	Fiscal Year
	2013	2012	2011
Revenues:
Company restaurant sales	76.8%	78.4%	82.7%
Franchise revenues	23.2%	21.6%	17.3%
Total revenues	100.0%	100.0%	100.0%
Operating costs and expenses, net:
Company restaurant costs:
Food and packaging (1)	32.6%	32.9%	33.5%
Payroll and employee benefits (1)	28.0%	28.6%	29.7%
Occupancy and other (1)	22.3%	22.5%	23.6%
Total company restaurant costs (1)	82.9%	84.0%	86.7%
Franchise costs (1)	50.2%	51.0%	48.3%
Selling, general and administrative expenses	14.8%	14.9%	13.7%
Impairment and other charges, net	0.9%	2.2%	0.8%
Gains on the sale of company-operated restaurants	(0.3)%	(1.9)%	(3.7)%
Earnings from operations	9.3%	8.0%	9.3%
Income tax rate (2)	32.8%	33.2%	36.1%
  ____________________________

(1)	As a percentage of the related sales and/or revenues.

(2)	As a percentage of earnings from continuing operations and before income taxes.

The following table presents Jack in the Box and Qdoba company restaurant sales, costs and costs as a percentage of the related sales. Percentages may not add due to rounding.
SUPPLEMENTAL COMPANY-OPERATED RESTAURANTS STATEMENTS OF EARNINGS DATA
(dollars in thousands)

	Fiscal Year
	2013		2012		2011
Jack in the Box:
Company restaurant sales	$850,512		$943,990		$1,181,961
Company restaurant costs:
Food and packaging	284,221	33.4%	319,415	33.8%	403,209	34.1%
Payroll and employee benefits	241,149	28.4%	275,678	29.2%	355,583	30.1%
Occupancy and other	182,493	21.5%	207,920	22.0%	274,806	23.3%
Total company restaurant costs	$707,863	83.2%	$803,013	85.1%	$1,033,598	87.4%
Qdoba:
Company restaurant sales	$293,268		$239,493		$168,798
Company restaurant costs:
Food and packaging	88,464	30.2%	69,820	29.2%	48,824	28.9%
Payroll and employee benefits	79,235	27.0%	62,532	26.1%	44,946	26.6%
Occupancy and other	73,093	24.9%	58,520	24.4%	43,740	25.9%
Total company restaurant costs	$240,792	82.1%	$190,872	79.7%	$137,510	81.5%
The following table summarizes the changes in the number and mix of Jack in the Box (“JIB”) and Qdoba company and franchise restaurants in each fiscal year:

	2013			2012			2011
	Company	Franchise	Total	Company	Franchise	Total	Company	Franchise	Total
Jack in the Box:
Beginning of year	547	1,703	2,250	629	1,592	2,221	956	1,250	2,206
New	6	11	17	19	18	37	15	16	31
Refranchised	(78)	78	—	(97)	97	—	(332)	332	—
Acquired from franchisees	1	(1)	—	—	—	—	—	—	—
Closed	(11)	(5)	(16)	(4)	(4)	(8)	(10)	(6)	(16)
End of year	465	1,786	2,251	547	1,703	2,250	629	1,592	2,221
% of JIB system	21%	79%	100%	24%	76%	100%	28%	72%	100%
% of consolidated system	61%	85%	79%	63%	85%	78%	72%	82%	79%
Qdoba:
Beginning of year	316	311	627	245	338	583	188	337	525
New	34	34	68	26	32	58	25	42	67
Refranchised	(3)	3	—	—	—	—	—	—	—
Acquired from franchisees	13	(13)	—	46	(46)	—	32	(32)	—
Closed	(64)	(16)	(80)	(1)	(13)	(14)	—	(9)	(9)
End of year	296	319	615	316	311	627	245	338	583
% of Qdoba system	48%	52%	100%	50%	50%	100%	42%	58%	100%
% of consolidated system	39%	15%	21%	37%	15%	22%	28%	18%	21%
Consolidated:
Total system	761	2,105	2,866	863	2,014	2,877	874	1,930	2,804
% of consolidated system	27%	73%	100%	30%	70%	100%	31%	69%	100%

Revenues
As we execute our Jack in the Box refranchising strategy, which includes the sale of restaurants to franchisees, we expect the number of company-operated restaurants and the related sales to decrease while revenues from franchise restaurants increase. As such, company restaurant sales decreased $39.7 million in 2013 and $167.3 million in 2012 as compared with the respective prior year. The decrease in restaurant sales in both years is due primarily to decreases in the average number of Jack in the Box company-operated restaurants, partially offset by an increase in the number of Qdoba company-operated restaurants and increases in average unit volumes (“AUVs”) at our Jack in the Box and Qdoba restaurants. The following table presents the approximate impact of these increases (decreases) on company restaurant sales (in millions):

	2013 vs. 2012	2012 vs. 2011
Decrease in the average number of Jack in the Box restaurants	$(123.0)	$(365.8)
Jack in the Box AUV increase	29.5	127.8
Increase in the average number of Qdoba restaurants	49.3	11.5
Qdoba AUV increase	4.5	59.2
Total decrease in company restaurant sales	$(39.7)	$(167.3)
Same-store sales at Jack in the Box company-operated restaurants increased 1.0% in 2013 and 4.6% in 2012, primarily driven by price increases in both years in addition to transaction growth in 2012. Same-store sales at Qdoba company-operated restaurants increased 0.5% in 2013 and 3.2% in 2012 primarily driven by price increases and in 2013 higher catering sales. The following table summarizes the change in company-operated same-store sales.

	Increase/(Decrease)
	2013 vs. 2012	2012 vs. 2011
Jack in the Box transactions	(0.9)%	2.3%
Jack in the Box average check (1)	1.9%	2.3%
Jack in the Box change in same-store sales	1.0%	4.6%

Qdoba change in same-store sales (2)	0.5%	3.2%
 ____________________________

(1)	Includes price increases of approximately 2.5% and 3.2% in 2013 and 2012, respectively.

(2)	Includes price increases of approximately 1.0% and 3.8% in 2013 and 2012, respectively.

Franchise revenues increased $20.3 million and $43.7 million in 2013 and 2012, respectively, as compared with the respective prior year. The increase in franchise revenues in both years primarily reflects an increase in the average number of Jack in the Box franchise restaurants, which contributed additional royalties and rents of approximately $17.1 million in 2013 and $48.2 million in 2012. In 2013, a reduction in re-image contributions, partially offset by a $1.5 million decrease in revenues from initial franchise fees, also contributed to the increase. In 2012, higher AUVs at Jack in the Box franchised restaurants also contributed to the increase and were more than offset by lower revenues from initial franchise fees of $10.4 million related to a decrease in the number of restaurants sold to and developed by franchisees. The following table reflects the detail of our franchise revenues in each year and other information we believe is useful in analyzing the change in franchise revenues (dollars in thousands):

	2013	2012	2011
Royalties	$132,663	$127,887	$109,422
Rents	207,513	195,746	161,279
Re-image contributions to franchisees	(1,990)	(7,124)	(8,208)
Franchise fees and other	7,901	9,303	19,573
Franchise revenues	$346,087	$325,812	$282,066
% increase	6.2%	15.5%
Average number of franchise restaurants	2,032	1,952	1,707
% increase	4.1%	14.4%
Increase in franchise-operated same-store sales:
Jack in the Box	0.1%	3.0%
Qdoba	1.1%	1.9%
Royalties as a percentage of estimated franchise restaurant sales:
Jack in the Box	5.2%	5.3%	5.3%
Qdoba	4.9%	5.0%	5.0%

Operating Costs and Expenses
Food and packaging costs were 32.6% of company restaurant sales in 2013, 32.9% in 2012 and 33.5% in 2011. In 2013, the benefit of selling price increases and favorable product mix at our Jack in the Box restaurants, were partially offset by higher commodity costs and greater promotional activity at our Qdoba restaurants. In 2012, higher commodity costs were more than offset by the benefit of price increases and a greater proportion of Qdoba company restaurants which generally have lower food and packaging costs than our Jack in the Box company restaurants. Commodity costs increased as follows compared with the prior year:

	2013 vs. 2012	2012 vs. 2011
Jack in the Box	2.2%	2.7%
Qdoba	1.5%	4.3%
In 2013, costs were higher for most commodities other than bakery and dairy, with the largest increases in pork, beef and produce. In 2012, commodity cost increases were driven by higher costs for most commodities other than produce and pork. Beef represents the largest portion, or approximately 20%, of the Company’s overall commodity spend, and we typically do not enter into fixed price contracts for our beef needs. For fiscal 2014, we currently expect beef costs to increase approximately 3%-4%, and overall commodities to be up approximately 1% compared with fiscal 2013.
Payroll and employee benefit costs were 28.0% of company restaurant sales in 2013, 28.6% in 2012 and 29.7% in 2011. The decrease in 2013 reflects leverage from same-store sales increases, lower levels of incentive compensation at our Jack in the Box restaurants and the modest benefits of refranchising Jack in the Box restaurants, partially offset by higher staffing levels at our Qdoba restaurants. In 2012, the decrease reflects leverage from same-store sales increases, the benefits of refranchising and the favorable impact of recent Qdoba restaurant acquisitions.
Occupancy and other costs were 22.3% of company restaurant sales in 2013, 22.5% in 2012 and 23.6% in 2011. The lower percentages in 2013 and 2012 are due primarily to leverage from same-store sales increases, the benefits of refranchising Jack in the Box restaurants and the favorable impact of recent acquisitions of Qdoba franchised restaurants. These benefits were partially offset in both years by higher depreciation expense related to the Jack in the Box re-image program. In 2012, the percentage was also impacted by higher debit card fees, and costs associated with the new menu board and uniform program at our Jack in the Box restaurants.
Franchise costs, principally rents and depreciation on properties leased to Jack in the Box franchisees, increased $7.5 million in 2013 and $29.9 million in 2012, due primarily to our refranchising strategy. As a percentage of the related sales, franchise costs were 50.2%, 51.0%, and 48.3% in 2013, 2012 and 2011, respectively. The percent of sales decrease in 2013 versus 2012 is primarily due to a decrease in re-image contributions to franchisees, which are recorded as a reduction of franchise revenues. The higher percentage in 2012 as compared with 2011 is primarily due to a decline in revenue from franchise fees and higher rent and depreciation expenses resulting from an increase in the percentage of locations we lease to franchisees, partially offset by lower re-image contributions to franchisees.
The following table presents the change in selling, general and administrative (“SG&A”) expenses in each year compared with the prior year (in thousands):

	Increase/(Decrease)
	2013 vs. 2012	2012 vs. 2011
Advertising	$(30)	$(10,263)
Refranchising strategy	(2,005)	(6,277)
Incentive compensation	(1,357)	11,941
Cash surrender value of COLI policies, net	1,647	(6,327)
Pension and postretirement benefits	4,409	2,893
Pre-opening costs	(2,497)	1,906
Qdoba region administration	1,366	1,702
Other	(5,744)	6,327
	$(4,211)	$1,902
Our refranchising strategy has resulted in a decrease in the number of Jack in the Box company-operated restaurants and the related overhead expenses to manage and support those restaurants, including advertising costs, which are primarily contributions to our marketing funds determined as a percentage of restaurant sales. As such, advertising costs decreased at Jack in the Box and were nearly offset in 2013 and partially offset in 2012 by higher advertising expenses at Qdoba, as well as same-store sales growth at Jack in the Box and Qdoba restaurants.
In 2013, incentive compensation declined due to a decrease in Qdoba’s results compared with performance goals, and was partially offset by an increase in share-based compensation due primarily to changes in the attribution period over which certain share-based compensation awards are recognized. In 2012, the higher level of incentive compensation reflects improvements in the Company’s results compared with performance goals . The cash surrender value of our Company-owned life insurance (“COLI”) policies, net of changes in our non-qualified deferred compensation obligation supported by these policies, are subject to market fluctuations. The changes in market values had a positive impact of $4.6 million in 2013 and $6.2 million in 2012 compared with a negative impact of $0.1 million in 2011. In 2013 and 2012, the increase in pension and postretirement benefits principally relates to a decrease in the discount rates as compared with the respective prior year.
In 2013, pre-opening costs decreased primarily due to a decline in the number of new Jack in the Box company restaurants and restaurants opening in new markets as compared with fiscal 2012. The increase in fiscal 2012 pre-opening costs, as compared with 2011, primarily relates to higher expenses associated with restaurant openings in two new Jack in the Box markets, as well as an increase in the number of new Jack in the Box and Qdoba company-operated restaurants.
Impairment and other charges, net decreased $19.4 million in 2013 and increased $20.3 million in 2012 as compared to the respective prior year. The following table presents the components of impairment and other charges, net in each year (in thousands):

	2013	2012	2011
Impairment charges	$3,874	$3,112	$1,367
Losses on disposition of property and equipment, net	3,645	5,904	7,524
Costs of closed restaurants (primarily lease obligations) and other	2,469	8,332	3,655
Restructuring costs	3,451	15,461	—
	$13,439	$32,809	$12,546
The decrease in 2013 versus a year ago primarily relates to a decrease in restructuring costs incurred in connection with the comprehensive review of our organization structure and a decline in lease obligation costs associated with closed restaurants. Additionally, higher impairment charges related to Jack in the Box restaurants we intend to close or have closed in fiscal 2013 were partially offset by income of $2.8 million from the resolution of four eminent domain matters involving Jack in the Box restaurants. The increase in fiscal 2012 relates to restructuring charges consisting primarily of pension benefits and severance expenses related to a voluntary early retirement program offered by the Company and involuntary employee termination costs. To a lesser extent, adjustments made to certain sublease assumptions associated with our lease obligations for closed locations also contributed to the increase in 2012 versus 2011.
Gains on the sale of company-operated restaurants to franchisees, net are detailed in the following table (dollars in thousands):

	2013	2012	2011
Number of restaurants sold to franchisees	81	97	332
Gains on the sale of company-operated restaurants	$4,640	$29,145	$61,125
Average gain on restaurants sold	$57	$300	$184
Gains are impacted by the number of restaurants sold and changes in average gains recognized, which relate to specific sales and cash flows of those restaurants. In 2013 and 2012, gains on the sale of company-operated restaurants include additional gains of $3.2 million and $2.2 million, respectively, recognized upon the extension of the underlying franchise and lease agreements related to eight and four Jack in the Box restaurants, respectively, sold in a prior year.
Interest Expense, Net
Interest expense, net is comprised of the following (in thousands):

	2013	2012	2011
Interest expense	$16,471	$20,953	$18,165
Interest income	(1,220)	(2,079)	(1,310)
Interest expense, net	$15,251	$18,874	$16,855
Interest expense, net decreased $3.6 million in 2013 primarily due to lower average borrowings and interest rates, offset in part by a $0.9 million charge in 2013 to write-off deferred financing fees in connection with the refinancing of our credit facility. In 2012 interest expense, net increased $2.0 million principally relating to higher average borrowings.

Income Taxes
The income tax provisions reflect effective tax rates of 32.8%, 33.2% and 36.1% of pretax earnings from continuing operations in 2013, 2012 and 2011, respectively. The changes in tax rates are primarily due to the market performance of insurance investment products used to fund certain non-qualified retirement plans coupled with the impact of work opportunity tax credits. Changes in the cash value of the insurance products are not included in taxable income.
Earnings from Continuing Operations
Earnings from continuing operations were $82.6 million, or $1.84 per diluted share, in 2013; $68.1 million, or $1.52 per diluted share, in 2012; and $85.9 million, or $1.71 per diluted share, in 2011.
Losses from Discontinued Operations, Net
As described in Note 2, Discontinued Operations, in the notes to our consolidated financial statements, the losses from our distribution business and the 2013 Qdoba Closures have been reported as discontinued operations for all periods presented.
Losses from discontinued operations net of tax, are as follows for each discontinued operation in each year (in thousands):

	2013	2012	2011
Distribution business	$(3,974)	$(5,321)	$(1,131)
2013 Qdoba Closures	(27,482)	(5,132)	(4,147)
	$(31,456)	$(10,453)	$(5,278)
The loss from discontinued operations related to our distribution business includes includes pre-tax charges of $1.9 million and $6.0 million for the accelerated depreciation of a long-lived asset disposed of upon completion of the transaction, $2.0 million and $0.7 million for future lease commitments, and $1.2 million and $1.1 million primarily related to costs incurred to exit certain vendor contracts in fiscal 2013 and 2012, respectively. In 2013, the loss from discontinued operations related to the 2013 Qdoba Closures includes pre-tax charges of $22.2 million for asset impairments, $10.3 million for future lease commitments, net of reversals for deferred rent and tenant improvement allowances of $4.3 million, $3.0 million of other exits costs (primarily severance, equipment removal costs and inventory write-offs) and a $8.8 million net loss from operations.
These losses from discontinued operations reduced diluted earnings per share by the following in each year (amounts may not add due to rounding):

	2013	2012	2011
Distribution business	$(0.09)	$(0.12)	$(0.02)
2013 Qdoba Closures	(0.61)	(0.11)	(0.08)
	$(0.70)	$(0.23)	$(0.11)
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
We generally reinvest available cash flows from operations to develop new restaurants or enhance existing restaurants, to reduce debt and to repurchase shares of our common stock. Our cash requirements consist principally of:

•	working capital;

•	capital expenditures for new restaurant construction and restaurant renovations;

•	income tax payments;

•	debt service requirements; and,

•	obligations related to our benefit plans.
Based upon current levels of operations and anticipated growth, we expect that cash flows from operations, combined with other financing alternatives in place or available, will be sufficient to meet our capital expenditure, working capital and debt service requirements for at least the next twelve months and the foreseeable future.

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
Cash Flows
The table below summarizes our cash flows from operating, investing and financing activities for each of the past three fiscal years (in thousands):

	2013	2012	2011
Total cash provided by (used in):
Operating activities	$198,872	$136,730	$124,260
Investing activities	(33,939)	(81,516)	(35,802)
Financing activities	(163,762)	(58,169)	(87,641)
Effect of exchange rate changes	4	—	—
Increase (decrease) in cash and cash equivalents	$1,175	$(2,955)	$817
Operating Activities.  Operating cash flows increased $62.1 million in 2013 compared with 2012 due to reductions in working capital expenditures primarily related to the outsourcing of our distribution business ($29.9 million), a decrease in payments for property rent related to fluctuations in the timing of payments for the month of October ($25.1 million), as well as an increase in net income adjusted for non-cash items ($26.0 million). The impact of these increases in cash flows were partially offset by a higher bonus payout in fiscal 2013 versus 2012 ($11.2 million) and an increase in income tax payments ($7.6 million).
In 2012, operating cash flows increased $12.5 million compared with 2011 due primarily to reductions in payments for income taxes ($11.8 million), an increase in minimum rent receipts from franchisees attributable to the timing of collections for October rents ($13.9 million) as well as an increase in net income adjusted for non-cash items ($19.6 million). The impact of these increases in cash flows were partially offset by an increase in payments for property rent related to fluctuations in the timing of payments for the month of October ($19.0 million) and pension contributions ($15.5 million).
Investing Activities.  Cash flows used in investing activities decreased $47.6 million in 2013 compared with 2012 due primarily to decreases in cash used to acquire Qdoba franchise-operated restaurants and assets which were held for sale and leaseback, as well as an increase in proceeds from assets held for sale and leaseback. The impact of these decreases in cash flows were partially offset by a decrease in proceeds from the sale of Jack in the Box restaurants to franchisees and an increase in capital expenditures. In 2012, cash flows used in investing activities increased $45.7 million compared with 2011 due primarily to lower proceeds from the sale of Jack in the Box restaurants to franchisees and collections of notes receivables related to prior years’ refranchising activity, as well as an increase in cash used to acquire Qdoba franchise-operated restaurants. The impact of these decreases in cash flows were partially offset by a decrease in capital expenditures.
Capital Expenditures — The composition of capital expenditures in each year follows (in thousands):

	2013	2012	2011
Jack in the Box:
New restaurants	$5,887	$12,984	$13,248
Restaurant facility expenditures	40,670	32,961	73,758
Other, including corporate	8,664	10,634	18,070
	$55,221	$56,579	$105,076
Qdoba:
New restaurants	$22,672	$17,437	$18,384
Other, including corporate	6,797	6,184	5,852
	$29,469	$23,621	$24,236

Consolidated capital expenditures	$84,690	$80,200	$129,312
Our capital expenditure program includes, among other things, investments in new locations, restaurant remodeling, new equipment and information technology enhancements. In 2013, capital expenditures increased $4.5 million due primarily to an increase in spending related to the exteriors of Jack in the Box restaurants as well as new Qdoba restaurants, partially offset by a decline in spending related to new Jack in the Box restaurants. In 2012, capital expenditures decreased $49.1 million compared with 2011 due primarily to a decline in spending related to our Jack in the Box restaurant re-image and new logo program which was substantially complete in 2011, as well as lower spending for capital maintenance activities and corporate technology.

In fiscal 2014, capital expenditures are expected to be approximately $80-$90 million. We plan to open approximately 3 new Jack in the Box and 30-35 new Qdoba company-operated restaurants in 2014.
Sale of Company-Operated Restaurants — We have continued to expand franchise ownership in the Jack in the Box system primarily through the sale of company-operated restaurants to franchisees. The following table details proceeds received in connection with our refranchising activities (dollars in thousands):

	2013	2012	2011
Number of restaurants sold to franchisees	81	97	332
Cash	$30,619	$47,115	$119,275
Notes receivable	—	1,200	1,000
Total proceeds	$30,619	$48,315	$120,275
Average proceeds	$378	$498	$362
Fiscal years 2012 and 2011 include financing provided to facilitate the closing of certain transactions. As of September 29, 2013, notes receivable related to refranchisings were $1.2 million. We expect total proceeds from the sale of Jack in the Box restaurants in 2014 to be minimal based on the number of remaining markets for sale.
Assets Held for Sale and Leaseback — We use sale and leaseback financing to lower the initial cash investment in our Jack in the Box restaurants to the cost of the equipment, whenever possible. The following table summarizes the cash flow activity related to sale and leaseback transactions in each year (dollars in thousands):

	2013	2012	2011
Number of restaurants sold and leased back	24	15	15
Proceeds from sale and leaseback transactions	$47,431	$27,844	$28,536
Purchases of assets intended for sale and leaseback	(26,058)	(35,927)	(31,798)
As of September 29, 2013, we had investments of approximately $11.6 million in 7 operating or under-construction restaurant properties that we expect to sell and lease back during fiscal 2014.
Acquisition of Franchise-Operated Restaurants — In each year, we acquired Qdoba franchise restaurants in select markets where we believe there is continued opportunity for restaurant development. Additionally, in 2013 we exercised our right of first refusal and acquired one Jack in the Box restaurant. The following table details franchise-operated restaurant acquisition activity (dollars in thousands):

	2013	2012	2011
Number of restaurants acquired from franchisees	14	46	32
Cash used to acquire franchise-operated restaurants	$12,064	$48,945	$31,077
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
Financing Activities.  Cash used in financing activities increased $105.6 million in 2013 and decreased $29.5 million in 2012 as compared with the previous year. The increase in 2013 is primarily attributed to an increase in cash used to repurchase shares of our common stock and the change in our book overdraft related to the timing of working capital receipts and disbursements. The decrease in 2012 is primarily attributable to a decrease in cash used to repurchase share of common stock, partially offset by a decrease in borrowings under our credit facility.

Credit Facility — In November 2012, we replaced our existing credit facility with a new five-year $600.0 million senior credit facility. As of September 29, 2013, our credit facility comprised (i) a $400.0 million revolving credit facility and (ii) a term loan maturing on November 5, 2017, bearing interest at London Interbank Offered Rate (“LIBOR”) plus 2.00%. As part of the credit agreement, we may request the issuance of up to $75.0 million in letters of credit, the outstanding amount of which reduces the net borrowing capacity under the agreement. The credit facility requires the payment of an annual commitment fee based on the unused portion of the credit facility. The credit facility’s interest rates and the annual commitment rate are based on a financial leverage ratio, as defined in the credit agreement. We can make voluntary prepayments of the loans under the revolving credit facility and term loan at any time without premium or penalty. Specific events, such as asset sales, certain issuances of debt and insurance and condemnation recoveries, could trigger a mandatory prepayment.
We are subject to a number of customary covenants under our credit facility, including limitations on additional borrowings, acquisitions, loans to franchisees, capital expenditures, lease commitments, stock repurchases, dividend payments and requirements to maintain certain financial ratios. We were in compliance with all covenants as of September 29, 2013.
At September 29, 2013, we had $190.0 million outstanding under the term loan, borrowings under the revolving credit facility of $175.0 million and letters of credit outstanding of $28.1 million. For additional information related to our credit facility, refer to Note 7, Indebtedness, of the notes to the consolidated financial statements.
Interest Rate Swaps — To reduce our exposure to rising interest rates under our credit facility, we consider interest rate swaps. In August 2010, we entered into two forward-looking swaps that effectively convert $100.0 million of our variable rate term loan to a fixed-rate basis beginning September 2011 through September 2014. Based on the term loan’s applicable margin of 2.00% as of September 29, 2013, these agreements have an average pay rate of 1.54%, yielding a fixed rate of 3.54%. For additional information related to our interest rate swaps, refer to Note 6, Derivative Instruments, of the notes to the consolidated financial statements.
Repurchases of Common Stock — In November 2011, the Board of Directors (“Board”) approved a program, expiring November 2013 to repurchase up to $100.0 million in shares of our common stock. This authorization was fully utilized in fiscal 2013. In November 2012 and August 2013, the Board approved two new programs, each of which provide repurchase authorizations for up to an additional $100.0 million in shares of our common stock, expiring November 2014 and November 2015, respectively. During fiscal 2013, we repurchased 4.0 million shares at an aggregate cost of $140.1 million. As of September 29, 2013, there was $136.8 million remaining under the November 2012 and August 2013 authorizations.
Off-Balance Sheet Arrangements
We are not a party to any off-balance sheet arrangements that have, or are reasonably likely to have, a current or future material effect on our financial condition, changes in financial condition, results of operations, liquidity, capital expenditures or capital resources.

Contractual Obligations and Commitments
The following is a summary of our contractual obligations and commercial commitments as of September 29, 2013 (in thousands):

	Payments Due by Year
	Total	Less than 1 year	1-3 years	3-5 years	After 5 years
Contractual Obligations:
Credit facility term loan (1)	$204,537	$23,997	$46,680	$133,860	$—
Revolving credit facility (1)	194,566	4,348	8,696	181,522	—
Capital lease obligations	7,021	1,384	2,458	1,864	1,315
Operating lease obligations	1,721,197	229,287	434,761	333,265	723,884
Purchase commitments (2)	1,598,949	662,729	470,078	222,337	243,805
Benefit obligations (3)	74,073	13,178	11,704	12,102	37,089
Unrecognized tax benefits	769	769	—	—	—
Total contractual obligations	$3,801,112	$935,692	$974,377	$884,950	$1,006,093
Other Commercial Commitments:
Stand-by letters of credit (4)	$28,095	$28,095	$—	$—	$—
  ____________________________

(1)	Includes interest expense estimated at interest rates in effect on September 29, 2013. Does not consider impact of the refinancing of our credit facility.

(2)	Includes purchase commitments for food, beverage, and packaging items.

(3)	Includes expected payments associated with our non-qualified defined benefit plan, postretirement benefit plans and our non-qualified deferred compensation plan through fiscal 2023.

(4)	Consists primarily of letters of credit for workers’ compensation and general liability insurance.
We maintain a noncontributory defined benefit pension plan (“Qualified Plan”) covering substantially all full-time employees hired before January 1, 2011. Our policy is to fund our Qualified Plan at amounts necessary to satisfy the minimum amount required by law, plus additional amounts as determined by management to improve the plan’s funded status. Contributions beyond fiscal 2013 will depend on pension asset performance, future interest rates, future tax law changes, and future changes in regulatory funding requirements. Based on the funding status of our Qualified Plan as of our last measurement date, there was no minimum contribution required. For additional information related to our pension plans, refer to Note 11, Retirement Plans, of the notes to the consolidated financial statements.

DISCUSSION OF CRITICAL ACCOUNTING ESTIMATES
We have identified the following as our most critical accounting estimates, which are those that are most important to the portrayal of the Company’s financial condition and results, and that require management’s most subjective and complex judgments. Information regarding our other significant accounting estimates and policies are disclosed in Note 1, Nature of Operations and Summary of Significant Accounting Policies, of the notes to the consolidated financial statements.
Long-lived Assets — Property, equipment and certain other assets, including amortized intangible assets, are reviewed for impairment when indicators of impairment are present. This review generally includes a restaurant-level analysis, except when we are actively selling a group of restaurants, in which case we perform our impairment evaluations at the group level. Impairment evaluations for individual restaurants take into consideration a restaurant’s operating cash flows, the period of time since a restaurant has been opened or remodeled, refranchising expectations, and the maturity of the related market. Impairment evaluations for a group of restaurants take into consideration the group’s expected future cash flows and sales proceeds from bids received, if any, or fair market value based on, among other considerations, the specific sales and cash flows of those restaurants. If the assets of a restaurant or group of restaurants subject to our impairment evaluation are not recoverable based upon the forecasted, undiscounted cash flows, we recognize an impairment loss as the amount by which the carrying value of the assets exceeds fair value. Our estimates of cash flows used to assess impairment are subject to a high degree of judgment and may differ from actual cash flows due to, among other things, economic conditions or changes in operating performance. During fiscal year 2013, we recorded impairment charges totaling $33.4 million to write down certain assets to their estimated fair value.
Retirement Benefits — Our defined benefit and other postretirement plans’ costs and liabilities are determined using several statistical and other factors, which attempt to anticipate future events, including assumptions about the discount rate and expected return on plan assets. Our discount rate is set annually by us, with assistance from our actuaries, and is determined by considering the average of pension yield curves constructed of a population of high-quality bonds with a Moody’s or Standard and Poor’s rating of “AA” or better meeting certain other criteria. As of September 29, 2013, our discount rates were 5.37% for our qualified defined benefit plan, 4.88% for our non-qualified defined benefit plan, and 5.04% for our postretirement health plans. Our expected long-term rate of return on assets is determined taking into consideration our projected asset allocation and economic forecasts prepared with the assistance of our actuarial consultants. As of September 29, 2013, our assumed expected long-term rate of return was 7.25% for our qualified defined benefit plan. The actuarial assumptions used may differ materially from actual results due to changing market and economic conditions, higher or lower turnover and retirement rates or longer or shorter life spans of participants. These differences may affect the amount of pension expense we record. A hypothetical 25 basis point reduction in the assumed discount rate and expected long-term rate of return on plan assets would have resulted in an estimated increase of $2.8 million and $0.8 million, respectively, in our fiscal 2013 pension and postretirement expense. We expect our pension and postretirement expense to decrease $17.4 million in fiscal 2014 principally due to an increase in our discount rates and lump sum payments made to vested and terminated participants.
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
Share-based Compensation — We offer share-based compensation plans to attract, retain and incentivize key officers, non-employee directors and employees to work toward the financial success of the Company. Share-based compensation cost for our stock option grants is estimated at the grant date based on the award’s fair-value as calculated by an option pricing model and is recognized as expense ratably over the requisite service period. The option pricing models require various highly judgmental assumptions including volatility and expected option life. If any of the assumptions used in the model change significantly, share-based compensation expense may differ materially in the future from that recorded in the current period.
Goodwill and Other Intangibles — We evaluate goodwill and non-amortizing intangible assets annually, or more frequently if indicators of impairment are present. Our impairment analyses first include a qualitative assessment to determine whether events or circumstances indicate the carrying amount may not be recoverable. If this assessment results in a less-than 50% likelihood that impairment exists, then further analysis is not required. If the results of these analyses indicate otherwise, then we compare the fair value of the reporting unit for goodwill and the fair value of the intangible asset to their respective carrying values. If the determined fair values of the respective assets are less than the related carrying amounts, an impairment loss is recognized. The methods we use to estimate fair value include future cash flow assumptions, which may differ from actual cash flows due to, among other things, economic conditions or changes in operating performance. During the third quarter of fiscal 2013, due to the magnitude of the 2013 Qdoba closures, we performed a quantitative fair value analysis over our Qdoba goodwill and trademark assets and determined that the estimated fair values were substantially in excess of their carrying values as of July 7, 2013. We additionally performed our annual assessment of impairment over all of our goodwill and other intangibles assets during the fourth quarter, and qualitatively determined that no impairment existed as of September 29, 2013.
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
Our primary exposure to risks relating to financial instruments is changes in interest rates. Our credit facility is comprised of a revolving credit facility and a term loan, bearing interest at an annual rate equal to the prime rate or LIBOR plus an applicable margin based on a financial leverage ratio. As of September 29, 2013, the applicable margin for the LIBOR-based revolving loans and term loan was set at 2.00%.
We use interest rate swap agreements to reduce exposure to interest rate fluctuations. In August 2010, we entered into two interest rate swap agreements that effectively convert $100.0 million of our variable rate term loan borrowings to a fixed-rate basis beginning September 2011 through September 2014. Based on the term loan’s applicable margin of 2.00% as of September 29, 2013, these agreements would have an average pay rate of 1.54%, yielding a fixed rate of 3.54%.
A hypothetical 100 basis point increase in short-term interest rates, based on the outstanding unhedged balance of our revolving credit facility and term loan at September 29, 2013, would result in an estimated increase of $2.7 million in annual interest expense.
We are also exposed to the impact of commodity and utility price fluctuations. Many of the ingredients we use are commodities or ingredients that are affected by the price of other commodities, weather, seasonality, production, availability and various other factors outside our control. In order to minimize the impact of fluctuations in price and availability, we monitor the primary commodities we purchase and may enter into purchasing contracts and pricing arrangements when considered to be advantageous. However, certain commodities remain subject to price fluctuations. We are exposed to the impact of utility price fluctuations related to unpredictable factors such as weather and various other market conditions outside our control. Our ability to recover increased costs for commodities and utilities through higher prices is limited by the competitive environment in which we operate. From time to time, we enter into futures and option contracts to manage these fluctuations. At September 29, 2013, we had no such contracts in place.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
The consolidated financial statements and related financial information required to be filed are indexed on page F-1 and are incorporated herein.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
None.

ITEM 9A.	CONTROLS AND PROCEDURES
Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures
Based on an evaluation of the Company’s disclosure controls and procedures (as defined in Rules 13(a)-15(e) and 15(d)-15(e) of the Securities Exchange Act of 1934, as amended), as of the end of the Company’s fiscal year ended September 29, 2013, the Company’s Chief Executive Officer and Chief Financial Officer (its principal executive officer and principal financial officer, respectively) have concluded that the Company’s disclosure controls and procedures were effective.
Changes in Internal Control Over Financial Reporting
There have been no significant changes in the Company’s internal control over financial reporting that occurred during the Company’s fiscal quarter ended September 29, 2013 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.
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
Management assessed the effectiveness of the Company’s internal control over financial reporting as of September 29, 2013. In making this assessment, our management used the criteria set forth in 1992 by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control-Integrated Framework. Management has concluded that, as of September 29, 2013, the Company’s internal control over financial reporting was effective, at a reasonable assurance level, based on these criteria.
The Company’s independent registered public accounting firm, KPMG LLP, has issued an audit report on the effectiveness of our internal control over financial reporting, which follows.

Report of Independent Registered Public Accounting Firm
The Board of Directors and Stockholders
Jack in the Box Inc.:
We have audited the internal control over financial reporting of Jack in the Box Inc. (the Company) as of September 29, 2013, based on criteria established in Internal Control — Integrated Framework (1992), issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.
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
In our opinion, Jack in the Box Inc. maintained, in all material respects, effective internal control over financial reporting as of September 29, 2013, based on criteria established in Internal Control — Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Jack in the Box Inc. and subsidiaries as of September 29, 2013 and September 30, 2012, and the related consolidated statements of earnings, comprehensive income, cash flows, and stockholders’ equity for the fifty-two weeks ended September 29, 2013, September 30, 2012, and October 2, 2011, and our report dated November 22, 2013, expressed an unqualified opinion on those consolidated financial statements.
/s/    KPMG LLP
San Diego, California
November 22, 2013

ITEM 9B.	OTHER INFORMATION
None.
PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
That portion of our definitive Proxy Statement appearing under the captions “Election of Directors,” “Directors Qualifications and Biographical Information,” “Committees of the Board” and “Section 16(a) Beneficial Ownership Reporting Compliance” to be filed with the Commission pursuant to Regulation 14A within 120 days after September 29, 2013 and to be used in connection with our 2014 Annual Meeting of Stockholders is hereby incorporated by reference.
Information regarding our executive officers is set forth in Item 1 of Part I of this Report under the caption “Executive Officers.”
That portion of our definitive Proxy Statement appearing under the caption “Committees of the Board - Audit Committee,” relating to the members of the Company’s Audit Committee and the members of the Audit Committee who qualify as financial experts, is also incorporated herein by reference.
That portion of our definitive Proxy Statement appearing under the caption “Stockholder Proposals for the 2015 Annual Meeting,” relating to the procedures by which stockholders may recommend candidates for director to the Nominating and Governance Committee of the Board of Directors, is also incorporated herein by reference.
We have adopted a Code of Ethics, which applies to all Jack in the Box Inc. directors, officers and employees, including the Chief Executive Officer, Chief Financial Officer, Controller and all of the financial team. The Code of Ethics is posted on the Company’s website, www.jackinthebox.com (under the “Investors — Corporate Governance — Code of Conduct” caption) and in print free of charge to any stockholder upon request. We intend to satisfy the disclosure requirement regarding any amendment to, or waiver of, a provision of the Code of Ethics for the Chief Executive Officer, Chief Financial Officer and Controller or persons performing similar functions, by posting such information on our website. No such waivers have been issued during fiscal 2013.
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
That portion of our definitive Proxy Statement appearing under the caption “Executive Compensation,” “Compensation Committee Interlocks and Insider Participation” and “Compensation Committee Report” to be filed with the Commission pursuant to Regulation 14A within 120 days after September 29, 2013 and to be used in connection with our 2014 Annual Meeting of Stockholders is hereby incorporated by reference.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
That portion of our definitive Proxy Statement appearing under the caption “Security Ownership of Certain Beneficial Owners and Management” to be filed with the Commission pursuant to Regulation 14A within 120 days after September 29, 2013 and to be used in connection with our 2014 Annual Meeting of Stockholders is hereby incorporated by reference. Information regarding equity compensation plans under which Company common stock may be issued as of September 29, 2013 is set forth in Item 5 of this Report.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
That portion of our definitive Proxy Statement appearing under the caption “Certain Relationships and Related Transactions,” if any, to be filed with the Commission pursuant to Regulation 14A within 120 days after September 29, 2013 and to be used in connection with our 2014 Annual Meeting of Stockholders is hereby incorporated by reference.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES
That portion of our definitive Proxy Statement appearing under the caption “Independent Registered Public Accounting Fees and Services” to be filed with the Commission pursuant to Regulation 14A within 120 days after September 29, 2013 and to be used in connection with our 2014 Annual Meeting of Stockholders is hereby incorporated by reference.
PART IV

ITEM 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES

ITEM 15(a) (1)	Financial Statements. See Index to Consolidated Financial Statements on page F-1 of this Report.

ITEM 15(a) (2)	Financial Statement Schedules. None.

ITEM 15(a) (3) Exhibits.

Number	Description	Form	Filed with SEC
3.1	Restated Certificate of Incorporation, as amended, dated September 21, 2007	10-K	11/20/2009

3.1.1	Certificate of Amendment of Restated Certificate of Incorporation dated September 21, 2007	8-K	9/24/2007

3.2	Amended and Restated Bylaws dated August 7, 2013	10-Q	8/8/2013

10.1.1	Credit Agreement dated as of June 29, 2010 by and among Jack in the Box Inc. and the lenders named therein	8-K	7/1/2010

10.1.2	Collateral Agreement dated as of June 29, 2010 by and among Jack in the Box Inc. and the lenders named therein	8-K	7/1/2010

10.1.3	Guaranty Agreement dated as of June 29, 2010 by and among Jack in the Box Inc. and the lenders named therein	8-K	7/1/2010

10.1.4	First Amendment to the Credit Agreement dated as of February 16, 2012 by and among Jack in the Box Inc. and the lenders named therein	10-Q	2/23/2012

10.1.5	Credit Agreement dated as of November 5, 2012, among Jack in the Box Inc., Wells Fargo Bank, National Association, as administrative agent, and the other lender and agent parties thereto	8-K	11/8/2012

10.1.6
Reaffirmation and Amendment Agreement dated as of November 5, 2012, among Jack in the Box Inc., Wells Fargo Bank, National Association, as administrative agent, and the subsidiaries of Jack in the Box Inc. party thereto
		8-K	11/8/2012

10.2*	Form of Compensation and Benefits Assurance Agreement for Executives	10-Q	2/20/2008

10.2.1*	Form of Revised Compensation and Benefits Assurance Agreement for certain officers	10-Q	5/17/2012

10.3*	Amended and Restated Supplemental Executive Retirement Plan	10-Q	2/18/2009

10.4*	Amended and Restated Executive Deferred Compensation Plan	10-Q	2/18/2009

10.5*	Amended and Restated Deferred Compensation Plan for Non-Management Directors	10-K	11/22/2006

10.6*	Amended and Restated Non-Employee Director Stock Option Plan dated September 17, 1999	10-K	12/2/1999

10.7*	Jack in the Box Inc. 2002 Stock Incentive Plan	DEF 14A	1/18/2002

10.7.1*	Form of Restricted Stock Award for certain executives under the 2002 Stock Incentive Plan	10-Q	4/3/2003

10.8*	Amended and Restated 2004 Stock Incentive Plan	DEF 14A	1/12/2012

10.8.1*	Form of Restricted Stock Award for officers and certain members of management under the 2004 Stock Incentive Plan	10-Q	8/5/2009

10.8.1(a)*	Form of Restricted Stock Award for executives of Qdoba Restaurant Corporation under the 2004 Stock Incentive Plan	10-Q	8/5/2009

10.8.2*	Form of Stock Option Agreement under the 2004 Stock Incentive Plan	10-Q	8/5/2009

10.8.2(a)*	Form of Stock Option Award for officers of Qdoba Restaurant Corporation under the 2004 Stock Incentive Plan	10-Q	8/5/2009

Number	Description	Form	Filed with SEC
10.8.3*	Jack in the Box Inc. Non-Employee Director Stock Option Award Agreement under the 2004 Stock Incentive Plan	8-K	11/15/2005

10.8.4(a)*	Form of Restricted Stock Unit Award Agreement for Non-Employee Director under the 2004 Stock Incentive Plan	10-K	11/20/2009

10.8.5*	Form of Time-Vested Restricted Stock Unit Award Agreement under the 2004 Stock Incentive Plan	10-K	11/24/2010

10.8.6*	Form of Performance Unit Award Agreement under the 2004 Stock Incentive Plan	10-Q	5/14/2008

10.8.7*	Form of Stock Option and Performance Unit Awards Agreement under the 2004 Stock Incentive Plan	10-K	11/20/2009

10.8.8*	Form of Stock Option and Performance Share Awards Agreement under the 2004 Stock Incentive Plan	10-Q	2/23/2012

10.8.9*	Form of Stock Option and Performance Share Awards Agreement under the 2004 Stock Incentive Plan	10-K	Fired herewith

10.8.10*	Form of Time-Vested Restricted Stock Unit Award Agreement under the 2004 Stock Incentive Plan	10-K	Fired herewith

10.9*	Form of Qdoba Unit Award Agreement	10-K	11/24/2010

10.10.1*	Amended and Restated Performance Bonus Incentive Plan effective October 4, 2010	DEF 14A	1/13/2011

10.10.2*	Employment Agreement, dated March 5, 2013, between Jack in the Box Inc. and Timothy Casey	10-K	Filed herewith

10.11*	Form of Amended and Restated Indemnification Agreement between the registrant and individual directors, officers and key employees	10-Q	8/10/2012

23.1	Consent of Independent Registered Public Accounting Firm	_____	Filed herewith

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	_____	Filed herewith

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	_____	Filed herewith

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	_____	Filed herewith

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	_____	Filed herewith

101.INS£	XBRL Instance Document

101.SCH£	XBRL Taxonomy Extension Schema Document

101.CAL£	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF£	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB£	XBRL Taxonomy Extension Label Linkbase Document

101.PRE£	XBRL Taxonomy Extension Presentation Linkbase Document

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
November 22, 2013
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

Signature	Title	Date

/S/ LINDA A. LANG	Chairman of the Board and Chief Executive Officer (principal executive officer)	November 22, 2013
Linda A. Lang

/S/ JERRY P. REBEL	Executive Vice President and Chief Financial Officer (principal financial officer and principal accounting officer)	November 22, 2013
Jerry P. Rebel

/S/ DAVID L. GOEBEL	Director	November 22, 2013
David L. Goebel

/S/ MADELEINE A. KLEINER	Director	November 22, 2013
Madeleine A. Kleiner

/S/ MICHAEL W. MURPHY	Director	November 22, 2013
Michael W. Murphy

/S/ JAMES M. MYERS	Director	November 22, 2013
James M. Myers

/S/ DAVID M. TEHLE	Director	November 22, 2013
David M. Tehle

/S/ WINIFRED M. WEBB	Director	November 22, 2013
Winifred M. Webb

/S/ JOHN T. WYATT	Director	November 22, 2013
John T. Wyatt

Schedules not filed: All schedules have been omitted as the required information is inapplicable, immaterial or the information is presented in the consolidated financial statements or related notes.

Report of Independent Registered Public Accounting Firm
The Board of Directors and Stockholders
Jack in the Box Inc.:
We have audited the accompanying consolidated balance sheets of Jack in the Box Inc. and subsidiaries (the Company) as of September 29, 2013 and September 30, 2012, and the related consolidated statements of earnings, comprehensive income, cash flows, and stockholders’ equity for the fifty-two weeks ended September 29, 2013, September 30, 2012, and October 2, 2011. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.
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
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Jack in the Box Inc. and subsidiaries as of September 29, 2013 and September 30, 2012, and the results of their operations and their cash flows for the fifty-two weeks ended September 29, 2013, September 30, 2012, and October 2, 2011, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the internal control over financial reporting of Jack in the Box Inc. as of September 29, 2013, based on criteria established in Internal Control - Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated November 22, 2013, expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

/s/ KPMG LLP
San Diego, California
November 22, 2013

JACK IN THE BOX INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Dollars in thousands, except per share data)

	September 29, 2013	September 30, 2012
ASSETS
Current assets:
Cash and cash equivalents	$9,644	$8,469
Accounts and other receivables, net	41,749	78,798
Inventories	7,181	7,752
Prepaid expenses	19,970	32,821
Deferred income taxes	26,685	26,932
Assets held for sale	11,875	45,443
Assets of discontinued operations held for sale	—	30,591
Other current assets	108	375
Total current assets	117,212	231,181
Property and equipment, at cost:
Land	112,673	109,295
Buildings	1,068,405	1,054,967
Restaurant and other equipment	305,769	328,031
Construction in progress	30,066	37,357
	1,516,913	1,529,650
Less accumulated depreciation and amortization	(746,054)	(708,858)
Property and equipment, net	770,859	820,792
Intangible assets, net	16,390	17,206
Goodwill	148,988	140,622
Other assets, net	265,760	253,924
	$1,319,209	$1,463,725
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current maturities of long-term debt	$20,889	$15,952
Accounts payable	36,899	94,713
Accrued liabilities	153,886	164,637
Total current liabilities	211,674	275,302
Long-term debt, net of current maturities	349,393	405,276
Other long-term liabilities	286,124	371,202
Stockholders’ equity:
Preferred stock $0.01 par value, 15,000,000 shares authorized, none issued	—	—
Common stock $0.01 par value, 175,000,000 shares authorized, 78,515,171 and 75,827,894 issued, respectively	785	758
Capital in excess of par value	296,764	221,100
Retained earnings	1,171,823	1,120,671
Accumulated other comprehensive loss	(62,662)	(136,013)
Treasury stock, at cost, 35,926,269 and 31,955,606 shares, respectively	(934,692)	(794,571)
Total stockholders’ equity	472,018	411,945
	$1,319,209	$1,463,725
See accompanying notes to consolidated financial statements.

JACK IN THE BOX INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF EARNINGS
(In thousands, except per share data)

	Fiscal Year
	2013	2012	2011
Revenues:
Company restaurant sales	$1,143,780	$1,183,483	$1,350,759
Franchise revenues	346,087	325,812	282,066
	1,489,867	1,509,295	1,632,825
Operating costs and expenses, net:
Company restaurant costs:
Food and packaging	372,685	389,235	452,033
Payroll and employee benefits	320,384	338,210	400,529
Occupancy and other	255,586	266,440	318,546
Total company restaurant costs	948,655	993,885	1,171,108
Franchise costs	173,567	166,078	136,148
Selling, general and administrative expenses	220,641	224,852	222,950
Impairment and other charges, net	13,439	32,809	12,546
Gains on the sale of company-operated restaurants	(4,640)	(29,145)	(61,125)
	1,351,662	1,388,479	1,481,627
Earnings from operations	138,205	120,816	151,198
Interest expense, net	15,251	18,874	16,855
Earnings from continuing operations and before income taxes	122,954	101,942	134,343
Income taxes	40,346	33,838	48,465
Earnings from continuing operations	82,608	68,104	85,878
Losses from discontinued operations, net of income tax benefit	(31,456)	(10,453)	(5,278)
Net earnings	$51,152	$57,651	$80,600

Net earnings per share — basic:
Earnings from continuing operations	$1.91	$1.55	$1.74
Losses from discontinued operations	(0.73)	(0.24)	(0.11)
Net earnings per share	$1.18	$1.31	$1.63
Net earnings per share — diluted:
Earnings from continuing operations	$1.84	$1.52	$1.71
Losses from discontinued operations	(0.70)	(0.23)	(0.11)
Net earnings per share	$1.14	$1.28	$1.61

Weighted-average shares outstanding:
Basic	43,351	43,999	49,302
Diluted	44,899	44,948	50,085
See accompanying notes to consolidated financial statements.

JACK IN THE BOX INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In thousands)

	Fiscal Year
	2013	2012	2011

Net earnings	$51,152	$57,651	$80,600
Cash flow hedges:
Net change in fair value of derivatives	(110)	(1,055)	(2,066)
Net loss reclassified to earnings	1,353	1,304	117
	1,243	249	(1,949)
Tax effect	(476)	(97)	750
	767	152	(1,199)
Unrecognized periodic benefit costs:
Actuarial gains (losses) arising during the period	98,764	(78,619)	(36,862)
Actuarial losses and prior service cost reclassified to earnings	18,895	13,532	10,544
	117,659	(65,087)	(26,318)
Tax effect	(45,079)	24,862	10,364
	72,580	(40,225)	(15,954)
Other:
Foreign currency translation adjustments	8	—	—
Tax effect	(4)	—	—
	4	—	—

Other comprehensive income (loss), net of tax	73,351	(40,073)	(17,153)

Comprehensive income	$124,503	$17,578	$63,447
See accompanying notes to consolidated financial statements.

JACK IN THE BOX INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in thousands)

	Fiscal Year
	2013	2012	2011
Cash flows from operating activities:
Net earnings	$51,152	$57,651	$80,600
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	96,219	97,958	96,147
Deferred finance cost amortization	2,277	2,695	2,554
Deferred income taxes	(18,604)	(6,615)	(12,832)
Share-based compensation expense	11,392	6,883	8,062
Pension and postretirement expense	31,147	33,526	23,845
(Gains) losses on cash surrender value of company-owned life insurance	(8,998)	(12,137)	1,094
Gains on the sale of company-operated restaurants	(4,640)	(29,145)	(61,125)
Gains on the acquisition of franchise-operated restaurants	—	—	(426)
Losses on the disposition of property and equipment	3,344	6,281	7,650
Impairment charges and other	28,230	9,403	1,367
Loss on early retirement of debt	939	—	—
Changes in assets and liabilities, excluding acquisitions and dispositions:
Accounts and other receivables	33,994	3,497	(26,116)
Inventories	27,415	4,334	(1,540)
Prepaid expenses and other current assets	13,117	(12,849)	19,163
Accounts payable	(26,945)	(3,264)	1,498
Accrued liabilities	(10,560)	247	2,446
Pension and postretirement contributions	(23,886)	(20,318)	(4,790)
Other	(6,721)	(1,417)	(13,337)
Cash flows provided by operating activities	198,872	136,730	124,260
Cash flows from investing activities:
Purchases of property and equipment	(84,690)	(80,200)	(129,312)
Purchases of assets intended for sale and leaseback	(26,058)	(35,927)	(31,798)
Proceeds from sale and leaseback of assets	47,431	27,844	28,536
Proceeds from the sale of company-operated restaurants	30,619	47,115	119,275
Collections on notes receivable	6,448	12,230	20,848
Disbursements for loans to franchisees	—	(3,977)	(14,473)
Acquisition of franchise-operated restaurants	(12,064)	(48,945)	(31,077)
Other	4,375	344	2,199
Cash flows used in investing activities	(33,939)	(81,516)	(35,802)
Cash flows from financing activities:
Borrowings on revolving credit facilities	646,000	576,380	721,160
Repayments of borrowings on revolving credit facilities	(721,000)	(602,540)	(605,000)
Proceeds from issuance of debt	200,000	—	—
Principal repayments on debt	(175,946)	(21,110)	(13,760)
Debt issuance costs	(4,392)	(741)	(989)
Proceeds from issuance of common stock	61,993	10,167	5,530
Repurchases of common stock	(132,833)	(30,013)	(193,099)
Excess tax benefits from share-based compensation arrangements	2,094	1,115	1,290
Change in book overdraft	(39,678)	8,573	(2,773)
Cash flows used in financing activities	(163,762)	(58,169)	(87,641)
Effect of exchange rate changes on cash and cash equivalents	4	—	—
Net increase (decrease) in cash and cash equivalents	1,175	(2,955)	817
Cash and cash equivalents at beginning of year	8,469	11,424	10,607
Cash and cash equivalents at end of year	$9,644	$8,469	$11,424
See accompanying notes to consolidated financial statements.

JACK IN THE BOX INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(Dollars in thousands)

	Number of Shares	Amount	Capital in Excess of Par Value	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock	Total
Balance at October 3, 2010	74,461,632	$745	$187,544	$982,420	$(78,787)	$(571,459)	$520,463
Shares issued under stock plans, including tax benefit	530,855	5	7,078	—	—	—	7,083
Share-based compensation	—	—	8,062	—	—	—	8,062
Purchases of treasury stock	—	—	—	—	—	(193,099)	(193,099)
Net earnings	—	—	—	80,600	—	—	80,600
Effect of interest rate swaps, net	—	—	—	—	(1,199)	—	(1,199)
Effect of actuarial losses and prior service cost, net	—	—	—	—	(15,954)	—	(15,954)
Balance at October 2, 2011	74,992,487	750	202,684	1,063,020	(95,940)	(764,558)	405,956
Shares issued under stock plans, including tax benefit	835,407	8	11,533	—	—	—	11,541
Share-based compensation	—	—	6,883	—	—	—	6,883
Purchases of treasury stock	—	—	—	—	—	(30,013)	(30,013)
Net earnings	—	—	—	57,651	—	—	57,651
Effect of interest rate swaps, net	—	—	—	—	152	—	152
Effect of actuarial losses and prior service cost, net	—	—	—	—	(40,225)	—	(40,225)
Balance at September 30, 2012	75,827,894	758	221,100	1,120,671	(136,013)	(794,571)	411,945
Shares issued under stock plans, including tax benefit	2,687,277	27	64,272	—	—	—	64,299
Share-based compensation	—	—	11,392	—	—	—	11,392
Purchases of treasury stock	—	—	—	—	—	(140,121)	(140,121)
Net earnings	—	—	—	51,152	—	—	51,152
Foreign currency translation adjustment	—	—	—	—	4	—	4
Effect of interest rate swaps, net	—	—	—	—	767	—	767
Effect of actuarial gains and prior service cost, net	—	—	—	—	72,580	—	72,580
Balance at September 29, 2013	78,515,171	$785	$296,764	$1,171,823	$(62,662)	$(934,692)	$472,018

See accompanying notes to consolidated financial statements.

JACK IN THE BOX INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.     NATURE OF OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Nature of operations — Founded in 1951, Jack in the Box Inc. (the “Company”) operates and franchises Jack in the Box® quick-service restaurants and Qdoba Mexican Grill® (“Qdoba”) fast-casual restaurants. The following summarizes the number of restaurants as of the end of each fiscal year:

	2013	2012	2011
Jack in the Box:
Company-operated	465	547	629
Franchise	1,786	1,703	1,592
Total system	2,251	2,250	2,221
Qdoba:
Company-operated	296	316	245
Franchise	319	311	338
Total system	615	627	583
References to the Company throughout these notes to the consolidated financial statements are made using the first person notations of “we,” “us” and “our.”
Basis of presentation — The accompanying consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles and the rules and regulations of the Securities and Exchange Commission (“SEC”). During fiscal 2012, we entered into an agreement to outsource our Jack in the Box distribution business. In the third quarter of fiscal 2013, we closed 62 Qdoba restaurants (the “2013 Qdoba Closures”) as part of a comprehensive Qdoba market performance review. The results of operations for our distribution business and for the 62 Qdoba restaurants are reported as discontinued operations for all periods presented. Refer to Note 2, Discontinued Operations, for additional information. Unless otherwise noted, amounts and disclosures throughout these notes to the consolidated financial statements relate to our continuing operations.
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
Fiscal year — Our fiscal year is 52 or 53 weeks ending the Sunday closest to September 30. Fiscal years 2013, 2012 and 2011 include 52 weeks.
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
Accounts and other receivables, net is primarily comprised of receivables from franchisees, tenants and credit card processors. Franchisee receivables primarily include rents, royalties, and marketing fees associated with the franchise agreements, and in 2012 receivables arising from distribution services provided to franchisees. Tenant receivables relate to subleased properties where we

JACK IN THE BOX INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

are on the master lease agreement. We charge interest on past due accounts receivable and accrue interest on notes receivable based on the contractual terms. The allowance for doubtful accounts is based on historical experience and a review of existing receivables. Changes in accounts and other receivables are classified as an operating activity in the consolidated statements of cash flows.
Inventories consist principally of food, packaging and supplies, and are valued at the lower of cost or market on a first-in, first-out basis. Changes in inventories are classified as an operating activity in the consolidated statements of cash flows.
Assets held for sale typically represent the costs for new sites and existing sites that we plan to sell and lease back within the next year. Gains or losses realized on sale-leaseback transactions are deferred and amortized to income over the lease terms. If the determination is made that we no longer expect to sell an asset within the next year, the asset is reclassified out of assets held for sale and leaseback. Assets held for sale also periodically includes the net book value of property and/or equipment we plan to sell within the next year. Assets held for sale consisted of the following at each fiscal year-end (in thousands):

	2013	2012
Assets held for sale and leaseback	$11,574	$45,443
Other property and equipment held for sale	301	—
Assets held for sale	$11,875	$45,443
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
Buildings, equipment and leasehold improvements are generally depreciated using the straight-line method based on the estimated useful lives of the assets, over the initial lease term for certain assets acquired in conjunction with the lease commencement for leased properties, or the remaining lease term for certain assets acquired after the commencement of the lease for leased properties. In certain situations, one or more option periods may be used in determining the depreciable life of assets related to leased properties if we deem that an economic penalty would be incurred otherwise. In either circumstance, our policy requires lease term consistency when calculating the depreciation period, in classifying the lease and in computing straight-line rent expense. Building, leasehold improvement assets and equipment are assigned lives that range from 2 to 35 years. Depreciation and amortization expense related to property and equipment was $92.0 million, $92.6 million and $91.8 million in 2013, 2012, and 2011 respectively.
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

Our non-amortizing intangible asset is evaluated for impairment annually, or more frequently if indicators of impairment are present. We first assess qualitative factors to determine whether the existence of events or circumstances leads to a determination that it is more likely than not that the fair value of the intangible asset is less than its carrying amount. If the qualitative factors indicate that it is more likely than not that the fair value of the intangible asset is less than its carrying amount, we compare the fair value of the non-amortizing intangible asset with its carrying amount. If the carrying amount of an intangible asset exceeds its fair value, an impairment loss is recognized equal to the excess.
Company-owned life insurance — We have purchased company-owned life insurance (“COLI”) policies to support our non-qualified benefit plans. The cash surrender values of these policies were $94.5 million and $85.5 million as of September 29, 2013 and September 30, 2012, respectively, and are included in other assets, net in the accompanying consolidated balance sheets. Changes in cash surrender values are included in selling, general and administrative expenses in the accompanying consolidated statements of earnings. These policies reside in an umbrella trust for use only to pay plan benefits to participants or to pay creditors if the Company becomes insolvent. As of September 29, 2013 and September 30, 2012, the trust also included cash of $0.2 million and $0.7 million, respectively.
Book overdraft — Accounts payable in our consolidated balance sheets include book overdrafts totaling $0.8 million and $40.5 million at September 29, 2013 and September 30, 2012, respectively. Changes in such amounts are classified as a financing activity in the consolidated statements of cash flows.
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
Our franchise arrangements generally provide for franchise fees and continuing fees based upon a percentage of sales (“royalties”). In order to renew a franchise agreement upon expiration, a franchisee must obtain the Company’s approval and pay then current fees. Franchise development and license fees are recorded as deferred revenue until we have substantially performed all of our contractual obligations and the restaurant has opened for business. Franchise royalties are recorded in revenues on an accrual basis. Among other things, a franchisee may be provided the use of land and building, generally for a period of 20 years, and is required to pay negotiated rent, property taxes, insurance and maintenance. Certain franchise rents, which are contingent upon sales levels, are recognized in the period in which the contingency is met.
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
Income recognized on unredeemed gift card balances was $0.7 million in fiscal 2013 and $0.5 million and $0.6 million in fiscal 2012 and 2011, respectively.

JACK IN THE BOX INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Pre-opening costs associated with the opening of a new restaurant consist primarily of employee training costs and are expensed as incurred and are included in selling, general and administrative expenses in the accompanying consolidated statements of earnings.
Restaurant closure costs — All costs associated with exit or disposal activities are recognized when they are incurred. Restaurant closure costs, which are included in impairment and other charges, net in the accompanying consolidated statements of earnings and gains on the sale of company-operated restaurants, consist of future lease commitments, net of anticipated sublease rentals, and expected ancillary costs.
Self-insurance — We are self-insured for a portion of our workers’ compensation, general liability, employee medical and dental, and automotive claims. We utilize a paid-loss plan for our workers’ compensation, general liability and automotive programs, which have predetermined loss limits per occurrence and in the aggregate. We establish our insurance liability (undiscounted) and reserves using independent actuarial estimates of expected losses for determining reported claims and as the basis for estimating claims incurred but not reported. As of September 29, 2013, our estimated liability for general liability and workers’ compensation claims exceeded our self-insurance retention limits by $22.9 million, which we expect our insurance providers to pay on our behalf in accordance with the contractual terms of our insurance policies.
Advertising costs — We administer marketing funds which include contractual contributions. In fiscal years 2013, 2012 and 2011 the marketing funds were approximately 5% and 1% of sales at all franchise and company-operated Jack in the Box and Qdoba restaurants, respectively. We record contributions from franchisees as a liability included in accrued liabilities in the accompanying consolidated balance sheets until such funds are expended. The contributions to the marketing funds are designated for advertising and we act as an agent for the franchisees with regard to these contributions.  Therefore, we do not reflect franchisee contributions to the funds in our consolidated statements of earnings or cash flows.
Production costs of commercials, programming and other marketing activities are charged to the marketing funds when the advertising is first used for its intended purpose, and the costs of advertising are charged to operations as incurred. Total contributions and other marketing expenses, are included in selling, general, and administrative expenses in the accompanying consolidated statements of earnings. The following table provides a summary of advertising costs related to company-operated restaurants in each year. Qdoba advertising costs in fiscal years 2012 and 2011 have been reclassified to conform to the fiscal 2013 presentation (in thousands):

	2013	2012	2011
Jack in the Box	$46,739	$49,757	$63,094
Qdoba	16,123	13,135	10,061
Total	$62,862	$62,892	$73,155
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
All derivatives are recognized on the consolidated balance sheets at fair value based upon quoted market prices. Changes in the fair values of derivatives are recorded in earnings or other comprehensive income, based on whether or not the instrument is designated as a hedge transaction. Gains or losses on derivative instruments reported in other comprehensive income (“OCI”) are

JACK IN THE BOX INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

reclassified to earnings in the period the hedged item affects earnings. If the underlying hedge transaction ceases to exist, any associated amounts reported in other comprehensive income are reclassified to earnings at that time. Any ineffectiveness is recognized in earnings in the current period. Refer to Note 5, Fair Value Measurements, and Note 6, Derivative Instruments, for additional information regarding our derivative instruments.
Contingencies — We recognize liabilities for contingencies when we have an exposure that indicates it is probable that an asset has been impaired or that a liability has been incurred and the amount of impairment or loss can be reasonably estimated. Our ultimate legal and financial liability with respect to such matters cannot be estimated with certainty and requires the use of estimates. When the reasonable estimate is a range, the recorded loss will be the best estimate within the range. We record legal settlement costs when those costs are probable and reasonably estimable.
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
Effect of new accounting pronouncements — Accounting standards that have been issued by the FASB or other standards-setting bodies that do not require adoption until a future date are not expected to have a material impact on our condensed consolidated financial statements upon adoption.

2.     DISCONTINUED OPERATIONS
Distribution business — During fiscal 2012, we entered into an agreement with a third party distribution service provider pursuant to a plan approved by our board of directors to sell our Jack in the Box distribution business. During the first quarter of fiscal 2013, we completed the transition of our distribution centers. The distribution business assets sold in the transaction are classified as assets of discontinued operations held for sale in the consolidated balance sheet as of September 30, 2012. The operations and cash flows of the business have been eliminated and in accordance with the provisions of the Accounting Standards Codification (“ASC”) 205, Presentation of Financial Statements, the results are reported as discontinued operations for all periods presented.
As of September 29, 2013, there were no assets or liabilities classified as held for sale related to our distribution business. The following is a summary of our distribution business assets held for sale as of September, 30, 2012 (in thousands):

Inventories	$26,844
Property and equipment, net	3,747
Total assets of discontinued operations	$30,591
The following is a summary of our distribution business operating results, which are included in discontinued operations for each fiscal year (in thousands):

	2013	2012	2011
Revenue	$37,743	$616,982	$530,959
Operating loss before income tax benefit	$(6,446)	$(8,777)	$(2,429)
The loss on the sale of the distribution business was not material to our results of operations. The operating loss in fiscal 2013 and 2012 includes costs incurred to exit the distribution business consisting of $1.9 million and $6.0 million, respectively, for accelerated depreciation of a long-lived asset disposed of upon completion of the transaction, $1.6 million (net of reversals for deferred rent of $0.4 million) and $0.7 million, respectively, for future lease commitments, $1.2 million and $1.1 million, respectively, primarily related to costs incurred to terminate certain vendor contracts and in fiscal 2013, $1.3 million related to distribution center specific workers’ compensation claims. Our liability for lease commitments related to our distribution centers is included in accrued liabilities and other long-term liabilities and has changed during 2013 as follows (in thousands):

Balance at beginning of year	$697
Additions	1,846
Adjustments	119
Cash payments	(1,344)
Balance at end of year	$1,318

JACK IN THE BOX INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The future minimum lease payments and receipts for the next five fiscal years and thereafter are included in the amounts disclosed in Note 8, Leases.
2013 Qdoba Closures — During the third quarter of fiscal 2013, we closed 62 Qdoba restaurants. The decision to close these restaurants was based on a comprehensive analysis that took into consideration levels of return on investment and other key operating performance metrics.
Given the absence of proximity of the closed locations to those remaining in operation, we do not expect the majority of cash flows and sales lost from these closures to be recovered. In addition, there will not be any ongoing involvement or significant direct cash flows from the closed stores. Therefore, in accordance with the provisions of ASC 205, Presentation of Financial Statements, the results of operations for these restaurants are reported as discontinued operations for all periods presented.
The following is a summary of the results of operations related to the 2013 Qdoba Closures for each fiscal year (in thousands):

	2013	2012	2011
Company restaurant sales	$28,036	$35,731	$29,514
Operating loss before income tax benefit	$(44,576)	$(8,327)	$(6,136)
In 2013, the operating loss recognized includes exit costs of $22.2 million for asset impairments, $10.3 million for future lease commitments, net of reversals for deferred rent and tenant improvement allowances of $4.3 million, and $3.0 million of other exits costs (primarily severance, equipment removal costs and inventory write-offs). Our liability for lease commitments related to the Qdoba closures is included in accrued liabilities and other long-term liabilities and has changed as follows during fiscal 2013 (in thousands):

Balance at beginning of year	$—
Additions	14,072
Adjustments	530
Cash payments	(3,890)
Balance at end of year	$10,712

The future minimum lease payments and receipts for the next five fiscal years and thereafter are included in the amounts disclosed in Note 8, Leases.

3.     SUMMARY OF REFRANCHISINGS, FRANCHISEE DEVELOPMENT AND ACQUISITIONS
Refranchisings and franchisee development — The following is a summary of the number of restaurants sold to franchisees, the number of restaurants developed by franchisees and the related gains and fees recognized (dollars in thousands):

	2013	2012	2011
Restaurants sold to franchisees	81	97	332
New restaurants opened by franchisees	45	50	58
Initial franchise fees	$4,017	$5,535	$15,898
Proceeds from the sale of company-operated restaurants:
Cash (1)	$30,619	$47,115	$119,275
Notes receivable	—	1,200	1,000
	30,619	48,315	120,275
Net assets sold (primarily property and equipment)	(15,680)	(16,833)	(52,943)
Goodwill related to the sale of company-operated restaurants	(629)	(1,334)	(3,469)
Other (2)	(9,670)	(1,003)	(2,738)
Gains on the sale of company-operated restaurants	$4,640	$29,145	$61,125
 ____________________________

(1)
Amounts in 2013 and 2012 include additional proceeds of $3.3 million and $2.3 million, respectively, recognized upon the extension of the underlying franchise and lease agreements related to restaurants sold in a prior year.

(2)
Amounts in all years presented primarily represent impairment and lease commitment charges related to restaurants closed in connection with the sale of the related markets, and in 2013, charges for operating restaurant leases with lease commitments in excess of our sublease rental income.

JACK IN THE BOX INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Franchise acquisitions — In each of the last three years, we have acquired Qdoba franchised restaurants in select markets where we believe there is continued opportunity for restaurant development. Additionally, in 2013 we exercised our right of first refusal and acquired one Jack in the Box franchise restaurant. We account for the acquisition of franchised restaurants using the acquisition method of accounting for business combinations. The purchase price allocations were based on fair value estimates determined using significant unobservable inputs (Level 3). The goodwill recorded primarily relates to the sales growth potential of the markets acquired and is expected to be deductible for income tax purposes. The following table provides detail of the combined acquisitions in each year (dollars in thousands):

	2013	2012	2011
Restaurants acquired from franchisees	14	46	32

Property and equipment	$3,030	$12,379	$6,934
Reacquired franchise rights	148	604	386
Goodwill	9,169	36,084	24,300
Liabilities assumed	(283)	(122)	(117)
Gains on the acquisition of franchise-operated restaurants (1)	—	—	(426)
Total consideration	$12,064	$48,945	$31,077
  ____________________________

(1)
In 2011, the assets acquired and liabilities assumed exceeded the consideration for two of the units acquired. The gains are included in selling, general and administrative expenses in the accompanying consolidated statements of earnings.

4.     GOODWILL AND INTANGIBLE ASSETS, NET
The changes in the carrying amount of goodwill during 2013 and 2012 by reportable segment were as follows (in thousands):

	Jack in the Box	Qdoba	Total
Balance at October 2, 2011	$49,181	$56,691	$105,872
Acquisition of franchised restaurants	—	36,084	36,084
Sale of company-operated restaurants to franchisees	(1,334)	—	(1,334)
Balance at September 30, 2012	47,847	92,775	140,622
Acquisition of franchised restaurants	1,173	7,996	9,169
2013 Qdoba Closures	—	(174)	(174)
Sale of company-operated restaurants to franchisees	(629)	—	(629)
Balance at September 29, 2013	$48,391	$100,597	$148,988
Intangible assets, net consist of the following as of the end of each fiscal year (in thousands):

	2013	2012
Amortized intangible assets:
Gross carrying amount	$17,203	$17,319
Less accumulated amortization	(9,613)	(8,913)
Net carrying amount	7,590	8,406
Non-amortized intangible assets:
Trademark	8,800	8,800
Net carrying amount	$16,390	$17,206
Amortized intangible assets include acquired franchise contracts recorded in connection with our acquisition of Qdoba in 2003, lease acquisition costs and reacquired Qdoba franchise rights. The weighted-average life of these amortized intangible assets is approximately 24 years. Total amortization expense related to intangible assets was $1.0 million, $0.9 million and $0.8 million in fiscal 2013, 2012 and 2011, respectively.

JACK IN THE BOX INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table summarizes, as of September 29, 2013, the estimated amortization expense for each of the next five fiscal years (in thousands):

Fiscal Year
2014	$855
2015	$798
2016	$754
2017	$706
2018	$661

5.     FAIR VALUE MEASUREMENTS
Financial assets and liabilities — The following table presents the financial assets and liabilities measured at fair value on a recurring basis (in thousands):

	Total	Quoted Prices in Active Markets for Identical Assets (3) (Level 1)	Significant Other Observable Inputs (3) (Level 2)	Significant Unobservable Inputs (Level 3)
Fair Value Measurements as of September 29, 2013:
Non-qualified deferred compensation plan (1)	$(39,135)	$(39,135)	$—	$—
Interest rate swaps (Note 6) (2)	(1,190)	—	(1,190)	—
Total liabilities at fair value	$(40,325)	$(39,135)	$(1,190)	$—
Fair Value Measurements as of September 30, 2012:
Non-qualified deferred compensation plan (1)	$(37,523)	$(37,523)	$—	$—
Interest rate swaps (Note 6) (2)	(2,433)	—	(2,433)	—
Total liabilities at fair value	$(39,956)	$(37,523)	$(2,433)	$—
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
The fair values of the Company’s debt instruments are based on the amount of future cash flows associated with each instrument discounted using the Company’s borrowing rate. At September 29, 2013, the carrying value of all financial instruments was not materially different from fair value, as the borrowings are prepayable without penalty. The estimated fair values of our capital lease obligations approximated their carrying values as of September 29, 2013.
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
The following table presents property and equipment long-lived assets measured at fair value on a non-recurring basis during fiscal year 2013 (in thousands):

	Fair Value Measurement	Impairment Charges
Long-lived assets held and used	$705	$3,874
Long-lived assets held for sale	$401	5,356
Long-lived assets held and used consist primarily of Jack in the Box restaurants determined to be underperforming or which we intend to close. Long-lived assets held for sale primarily relate to restaurants refranchised during the year for less than their carrying value. To determine fair value, we used the income approach, which assumes that the future cash flows reflect current market expectations. The future cash flows are generally based on the assumption that the highest and best use of the asset is to sell the store to a franchisee (market participant). These fair value measurements require significant judgment using Level 3 inputs,

JACK IN THE BOX INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

such as discounted cash flows, which are not observable from the market, directly or indirectly. Refer to Note 9, Impairment, Disposition of Property and Equipment, Restaurant Closing Costs and Restructuring, for additional information regarding impairment charges.
Due to the magnitude of the 2013 Qdoba closures, during the third quarter of fiscal 2013 we tested Qdoba’s goodwill and trademark assets for impairment. To evaluate goodwill for impairment, we estimated the fair value of the Qdoba reporting unit and compared it to its carrying value. We engaged a valuation firm to assist us in the fair value analysis. To determine fair value, we used a multiple valuation technique approach, the results of which were weighted based on the technique that was assessed to be more representative of fair value. Based upon the fair value analysis, the estimated fair value of the Qdoba reporting unit was substantially in excess of its carrying value as of July 7, 2013. We also utilized the third party valuation firm to aid in our impairment analysis of the Qdoba trademark. To determine its fair value, we used the relief from royalty method and compared the estimated fair value to its carrying value. The estimated fair value of the Qdoba trademark was substantially in excess of its carrying value. During the fourth quarter of fiscal 2013, we performed our annual impairment test over all of our recorded goodwill and non-amortizing intangible assets. Based on this qualitative assessment, we determined there was no impairment as of September 29, 2013.
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
Financial position — The following derivative instruments were outstanding as of the end of each fiscal year (in thousands):

	September 29, 2013		September 30, 2012
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Derivatives designated as hedging instruments:
Interest rate swaps (Note 5)	Accrued liabilities	$(1,190)	Accrued liabilities	$(2,433)
Total derivatives		$(1,190)		$(2,433)

Financial performance — The following is a summary of the accumulated OCI activity related to our interest rate swap derivative instruments (in thousands):

	Location of Loss in Income	2013	2012	2011
Loss recognized in OCI	N/A	$(110)	$(1,055)	$(2,066)
Loss reclassified from accumulated OCI into income	Interest expense, net	$(1,353)	$(1,304)	$(117)
Amounts reclassified from accumulated OCI into interest expense represent payments made to the counterparty for the effective portions of the interest rate swaps. During 2013, 2012 and 2011, our interest rate swaps had no hedge ineffectiveness.

7.     INDEBTEDNESS
The detail of our long-term debt at the end of each fiscal year is as follows (in thousands):

	2013	2012
Revolver, variable interest rate based on an applicable margin plus LIBOR, 2.48% at September 29, 2013	$175,000	$250,000
Term loan, variable interest rate based on an applicable margin plus LIBOR, 2.19% at September 29, 2013	190,000	165,000
Capital lease obligations, 9.96% weighted average interest rate at September 29, 2013	5,282	6,228
	370,282	421,228
Less current portion	(20,889)	(15,952)
	$349,393	$405,276

JACK IN THE BOX INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

New credit facility — During the first quarter of fiscal 2013, the Company refinanced its former credit facility and entered into an amended and restated credit agreement. The new credit facility is comprised of (i) a $400.0 million revolving credit facility and (ii) a $200.0 million term loan facility. The interest rate on the new credit facility is based on the Company’s leverage ratio and can range from London Interbank Offered Rate (“LIBOR”) plus 1.75% to 2.25% with no floor. The initial interest rate was LIBOR plus 2.00%. The revolving credit facility and the term loan facility both have maturity dates of November 5, 2017. As part of the credit agreement, we may also request the issuance of up to $75.0 million in letters of credit, the outstanding amount of which reduces our net borrowing capacity under the agreement. As of September 29, 2013, our unused borrowing capacity was $196.9 million.
Use of proceeds — The Company borrowed $200.0 million under the new term loan and approximately $220.0 million under the new revolving credit facility. The proceeds from the refinancing transaction were used to repay all borrowings under the former facility and to pay related transaction fees and expenses associated with the refinance of the facility, and will also be available for permitted share repurchases, permitted dividends, permitted acquisitions, ongoing working capital requirements and other general corporate purposes. At September 29, 2013, we had borrowings under the revolving credit facility of $175.0 million, $190.0 million outstanding under the term loan and letters of credit outstanding of $28.1 million.
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

Covenants — We were subject to a number of customary covenants under our credit facility, including limitations on additional borrowings, acquisitions, loans to franchisees, capital expenditures, lease commitments, stock repurchases, and dividend payments and requirements to maintain certain financial ratios as defined in the credit agreement.
Future cash payments — Scheduled principal payments on our long-term debt outstanding at September 29, 2013 for each of the next five fiscal years and thereafter are as follows (in thousands):

Fiscal Year
2014	$20,889
2015	20,866
2016	25,900
2017	20,863
2018	280,668
Thereafter	1,096
$370,282
We may make voluntary prepayments of the loans under the revolving credit facility and term loan at any time without premium or penalty. Specific events such as asset sales, certain issuances of debt and insurance and condemnation recoveries, may trigger a mandatory prepayment.
Capitalized interest — We capitalize interest in connection with the construction of our restaurants and other facilities. Interest capitalized in was $0.1 million, $0.4 million and $0.3 million in 2013, 2012 and 2011, respectively.

8.     LEASES
As lessee — We lease restaurants and other facilities, which generally have renewal clauses of 5 to 20 years exercisable at our option. In some instances, our leases have provisions for contingent rentals based upon a percentage of defined revenues. Many of our leases also have rent escalation clauses and require the payment of property taxes, insurance and maintenance costs. We also lease certain restaurant and office equipment, as well as various transportation equipment. Minimum rental obligations are accounted for on a straight-line basis over the term of the initial lease.
The components of rent expense were as follows in each fiscal year (in thousands):

	2013	2012	2011
Minimum rentals	$214,462	$211,050	$207,745
Contingent rentals	1,840	2,013	1,788
Total rent expense	216,302	213,063	209,533
Less rental expense on subleased properties	(136,970)	(130,275)	(109,300)
Net rent expense	$79,332	$82,788	$100,233

JACK IN THE BOX INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table presents as of September 29, 2013, future minimum lease payments under capital and operating leases including leases recorded as divestment obligations relating to continuing and discontinued operations (in thousands):

Fiscal Year	Capital Leases	Operating Leases
2014	$1,384	$229,287
2015	1,260	216,983
2016	1,198	217,778
2017	1,072	182,361
2018	792	150,904
Thereafter	1,315	723,884
Total minimum lease payments	7,021	$1,721,197
Less amount representing interest, 9.96% weighted average interest rate	(1,739)
Present value of obligations under capital leases	5,282
Less current portion	(903)
Long-term capital lease obligations	$4,379
Total future minimum lease payments of $1.1 billion included in the table above are expected to be recovered under our non-cancellable operating subleases.
Assets recorded under capital leases are included in property and equipment, and consisted of the following at each year-end (in thousands):

	2013	2012
Buildings	$19,105	$19,431
Less accumulated amortization	(14,808)	(14,499)
	$4,297	$4,932
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

	2013	2012	2011
Total rental income (1)	$213,009	$200,760	$166,937
Contingent rentals	$16,966	$16,341	$10,364
 ____________________________

(1)	Includes contingent rentals.
The minimum rents receivable expected to be received under these non-cancelable operating leases and subleases, excluding contingent rentals, as of September 29, 2013 are as follows (in thousands):

Fiscal Year
2014	$199,481
2015	197,936
2016	213,205
2017	194,754
2018	175,720
Thereafter	1,672,315
Total minimum future rentals	$2,653,411

JACK IN THE BOX INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Assets held for lease and included in property and equipment consisted of the following at each year-end (in thousands):

	2013	2012
Land	$79,015	$73,831
Buildings	684,288	643,113
Equipment	3,887	3,455
	767,190	720,399
Less accumulated depreciation	(400,211)	(353,157)
	$366,979	$367,242

9.     IMPAIRMENT, DISPOSITION OF PROPERTY AND EQUIPMENT, RESTAURANT CLOSING COSTS AND RESTRUCTURING
Impairment and other charges, net in the accompanying consolidated statements of earnings is comprised of the following (in thousands):

	2013	2012	2011
Impairment charges	$3,874	$3,112	$1,367
Losses on disposition of property and equipment, net	3,645	5,904	7,524
Costs of closed restaurants (primarily lease obligations) and other	2,469	8,332	3,655
Restructuring costs	3,451	15,461	—
	$13,439	$32,809	$12,546
Impairment — When events and circumstances indicate that our long-lived assets might be impaired and their carrying amount is greater than the undiscounted cash flows we expect to generate from such assets, we recognize an impairment loss as the amount by which the carrying value exceeds the fair value of the assets. Impairment charges in 2013, 2012 and 2011 primarily represent charges to write down the carrying value of underperforming Jack in the Box restaurants and Jack in the Box restaurants we intend to or have closed.
Disposition of property and equipment — We also recognize accelerated depreciation and other costs on the disposition of property and equipment. When we decide to dispose of a long-lived asset, depreciable lives are adjusted based on the estimated disposal date and accelerated depreciation is recorded. Other disposal costs primarily relate to gains or losses recognized upon the sale of closed restaurant properties, and charges from our ongoing restaurant upgrade programs, remodels and rebuilds, and other corporate roll-out initiatives. In 2013, losses on the disposition of property and equipment includes income of $2.8 million from the resolution of four eminent domain matters involving Jack in the Box restaurants.
Restaurant closing costs consist of future lease commitments, net of anticipated sublease rentals and expected ancillary costs, and are included in impairment and other charges, net in the accompanying consolidated statements of earnings. Total accrued restaurant closing costs, included in accrued liabilities and other long-term liabilities, changed as follows during each fiscal year (in thousands):

	2013	2012
Balance at beginning of year	$20,677	$21,657
Additions	—	546
Adjustments	1,752	5,241
Cash payments	(6,108)	(6,767)
Balance at end of year	$16,321	$20,677

In each fiscal year, adjustments primarily relate to revisions to certain sublease costs and assumptions due to changes in market conditions.
The future minimum lease payments and receipts for the next five fiscal years and thereafter are included in the amounts disclosed in Note 8, Leases. Our obligations under the leases included in the above table expire at various dates between 2014 and 2030.

JACK IN THE BOX INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Restructuring costs — Since the beginning of 2012, we have been engaged in a comprehensive review of our organization structure, including evaluating opportunities for outsourcing, restructuring of certain functions and workforce reductions. In fiscal 2012, as part of these cost saving initiatives, we offered a voluntary early retirement program (“VERP”) to eligible employees which are noted as enhanced pension benefits in the table below. The following is a summary of the costs incurred in connection with these activities during each fiscal year (in thousands):

	2013	2012
Enhanced pension benefits (Note 11)	$—	$6,167
Severance costs	2,821	6,987
Other	630	2,307
	$3,451	$15,461
Refer to Note 11, Retirement Plans, for additional information regarding the costs associated with enhanced pension benefits in fiscal 2012.  Total accrued severance costs related to our restructuring activities are included in accrued liabilities and changed as follows in each fiscal year (in thousands):

	2013	2012
Balance at beginning of year	$1,758	$—
Additions	2,821	6,987
Cash payments	(4,326)	(5,229)
Balance at end of the year	$253	$1,758
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

10.     INCOME TAXES
The fiscal year income taxes consist of the following (in thousands):

	2013	2012	2011
Current:
Federal	$51,367	$35,205	$50,255
State	7,583	5,248	11,042
	58,950	40,453	61,297
Deferred:
Federal	(16,897)	(5,553)	(8,077)
State	(1,707)	(1,062)	(4,755)
	(18,604)	(6,615)	(12,832)
Income tax expense from continuing operations	$40,346	$33,838	$48,465

Income tax benefit from discontinued operations	$(19,566)	$(6,651)	$(3,287)
A reconciliation of the federal statutory income tax rate to our effective tax rate for continuing operations is as follows:

	2013	2012	2011
Computed at federal statutory rate	35.0%	35.0%	35.0%
State income taxes, net of federal tax benefit	3.4	3.3	3.4
Benefit of jobs tax credits	(1.9)	(1.0)	(1.4)
Expense (benefit) related to COLIs	(2.9)	(4.6)	0.3
Other, net	(0.8)	0.5	(1.2)
	32.8%	33.2%	36.1%

JACK IN THE BOX INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The tax effects of temporary differences that give rise to significant portions of deferred tax assets and deferred tax liabilities at each year-end are presented below (in thousands):

	2013	2012
Deferred tax assets:
Accrued pension and postretirement benefits	$66,698	$109,443
Accrued insurance	13,115	12,096
Accrued vacation pay expense	3,259	4,611
Deferred income	1,441	1,969
Impairment	27,944	22,763
Divestment	11,361	6,252
Other reserves and allowances	3,964	3,489
Tax loss and tax credit carryforwards	4,619	5,093
Leasing transactions	7,471	10,893
Share-based compensation	13,128	18,722
Other, net	4,280	3,297
Total gross deferred tax assets	157,280	198,628
Valuation allowance	(4,619)	(5,093)
Total net deferred tax assets	152,661	193,535
Deferred tax liabilities:
Property and equipment, principally due to differences in depreciation	(9,753)	(27,230)
Intangible assets	(27,350)	(23,837)
Other	(40)	—
Total gross deferred tax liabilities	(37,143)	(51,067)
Net deferred tax assets	$115,518	$142,468
Deferred tax assets at September 29, 2013 include state net operating loss carryforwards of approximately $78.1 million expiring at various times between 2017 and 2034. At September 29, 2013 and September 30, 2012, we recorded a valuation allowance related to state net operating losses of $4.6 million and $5.1 million, respectively. The current year change in the valuation allowance of $0.5 million relates to net operating losses. We believe that it is more likely than not that these loss carryforwards will not be realized and that the remaining deferred tax assets will be realized through future taxable income or alternative tax strategies.
Our gross unrecognized tax benefits associated with uncertain income tax positions decreased during fiscal 2013 based on a preliminary assessment of a state income tax audit. A reconciliation of the beginning and ending amount of unrecognized tax benefits follows (in thousands):

	2013	2012
Balance beginning of year	$905	$629
Change related to tax positions	(136)	276
Balance at end of year	$769	$905
From time to time, we may take positions for filing our tax returns which may differ from the treatment of the same item for financial reporting purposes. The ultimate outcome of these items will not be known until the IRS has completed its examination or until the statute of limitations has expired.
It is reasonably possible that changes of approximately $0.8 million to the gross unrecognized tax benefits will be required within the next twelve months. These changes relate to the possible settlement of state tax audits.

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

JACK IN THE BOX INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

11.     RETIREMENT PLANS
We sponsor programs that provide retirement benefits to most of our employees. These programs include defined contribution plans, defined benefit pension plans and postretirement healthcare plans.
Defined contribution plans — We maintain a qualified savings plan pursuant to Section 401(k) of the Internal Revenue Code, which allow administrative and clerical employees who have satisfied the service requirements and reached age 21 to defer a percentage of their pay on a pre-tax basis. We match 50% of the first 4% of compensation deferred by the participant. Our contributions under these plans were $1.0 million in 2013, and $1.2 million in both 2012 and 2011. We also maintain an unfunded, non-qualified deferred compensation plan for key executives and other members of management who are excluded from participation in the qualified savings plans. This plan allows participants to defer up to 50% of their salary and 85% of their bonus, on a pre-tax basis. We match 100% of the first 3% contributed by the participant. To compensate executives no longer eligible to participate in our supplemental defined benefit pension plan, we also contribute a supplemental amount equal to 4% of an eligible employee’s salary and bonus for a period of ten years in such eligible position. Our contributions under the non-qualified deferred compensation plan were $1.1 million in 2013, 2012, and 2011. In all plans, a participant’s right to Company contributions vest at a rate of 25% per year of service.
Defined benefit pension plans — We sponsor two defined benefit pension plans, a “Qualified Plan” covering substantially all full-time employees hired prior to January 1, 2011, and an unfunded supplemental executive retirement plan (“SERP”) which provides certain employees additional pension benefits and was closed to new participants effective January 1, 2007. In fiscal 2011, the Board of Directors approved changes to our Qualified Plan whereby participants no longer accrue benefits effective December 31, 2015. This change was accounted for as a plan “curtailment” in accordance with the authoritative guidance issued by the FASB. Benefits under both plans are based on the employees’ years of service and compensation over defined periods of employment.
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
Postretirement healthcare plans — We also sponsor two healthcare plans closed to new participants that provide postretirement medical benefits to certain employees who have met minimum age and service requirements.  The plans are contributory; with retiree contributions adjusted annually, and contain other cost-sharing features such as deductibles and coinsurance.

JACK IN THE BOX INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Obligations and funded status — The following table provides a reconciliation of the changes in benefit obligations, plan assets and funded status of our retirement plans as of September 29, 2013 and September 30, 2012 (in thousands):

	Qualified Plan		SERP		Postretirement Health Plans
	2013	2012	2013	2012	2013	2012
Change in benefit obligation:
Obligation at beginning of year	$466,097	$354,472	$63,156	$55,604	$37,307	$29,578
Service cost	10,210	9,068	543	466	—	61
Interest cost	19,964	19,891	2,664	3,056	1,586	1,617
Participant contributions	—	—	—	—	131	134
Actuarial (gain) loss	(85,578)	98,120	1,773	6,767	(4,612)	6,574
Benefits paid	(28,625)	(21,621)	(3,419)	(3,404)	(1,331)	(1,512)
Other	—	—	—	667	162	855
Cost of VERP	—	6,167	—	—	—	—
Obligation at end of year	$382,068	$466,097	$64,717	$63,156	$33,243	$37,307
Change in plan assets:
Fair value at beginning of year	$311,988	$261,835	$—	$—	$—	$—
Actual return on plan assets	33,062	53,174	—	—	—	—
Participant contributions	—	—	—	—	131	134
Employer contributions	20,000	18,600	3,419	3,404	1,038	523
Benefits paid and other	(28,625)	(21,621)	(3,419)	(3,404)	(1,169)	(657)
Fair value at end of year	$336,425	$311,988	$—	$—	$—	$—
Funded status at end of year	$(45,643)	$(154,109)	$(64,717)	$(63,156)	$(33,243)	$(37,307)
Amounts recognized on the balance sheet:
Current liabilities	$—	$—	$(4,392)	$(3,411)	$(1,438)	$(1,440)
Noncurrent liabilities	(45,643)	(154,109)	(60,325)	(59,745)	(31,805)	(35,867)
Total liability recognized	$(45,643)	$(154,109)	$(64,717)	$(63,156)	$(33,243)	$(37,307)
Amounts in AOCI not yet reflected in net periodic benefit cost:
Unamortized actuarial loss, net	$68,454	$180,044	$21,632	$22,029	$9,024	$14,427
Unamortized prior service cost	—	—	1,349	1,618	—	—
Total	$68,454	$180,044	$22,981	$23,647	$9,024	$14,427
Other changes in plan assets and benefit obligations recognized in OCI:
Net actuarial (gain) loss	$(95,925)	$65,278	$1,773	$6,767	$(4,612)	$6,574
Amortization of actuarial loss	(15,665)	(11,871)	(2,170)	(1,140)	(791)	(89)
Amortization of prior service cost	—	—	(269)	(432)	—	—
Total recognized in OCI	(111,590)	53,407	(666)	5,195	(5,403)	6,485
Net periodic benefit cost and other losses	23,124	26,665	5,646	5,094	2,377	1,767
Total recognized in comprehensive income	$(88,466)	$80,072	$4,980	$10,289	$(3,026)	$8,252
Amounts in AOCI expected to be amortized in fiscal 2014 net periodic benefit cost:
Net actuarial loss	$3,574		$859		$542
Prior service cost	—		269		—
Total	$3,574		$1,128		$542

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

JACK IN THE BOX INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

As of September 29, 2013 and September 30, 2012, the Qualified Plan’s ABO exceeded the fair value of its plan assets. The SERP is an unfunded plan and, as such, had no plan assets as of September 29, 2013 and September 30, 2012. The following sets forth the PBO, ABO and fair value of plan assets of our pension plans as of the measurement date in each year (in thousands):

	2013	2012
Qualified Plan:
Projected benefit obligation	$382,068	$466,097
Accumulated benefit obligation	$377,800	$458,493
Fair value of plan assets	$336,425	$311,988
SERP:
Projected benefit obligation	$64,717	$63,156
Accumulated benefit obligation	$64,385	$60,602
Fair value of plan assets	$—	$—
Net periodic benefit cost — The components of the fiscal year net periodic benefit cost were as follows (in thousands):

	2013	2012	2011
Qualified Plan:
Service cost	$10,210	$9,068	$9,982
Interest cost	19,964	19,891	18,557
Expected return on plan assets	(22,715)	(20,332)	(20,732)
Actuarial loss	15,665	11,871	8,518
Cost of VERP	—	6,167	—
Net periodic benefit cost	$23,124	$26,665	$16,325
SERP:
Service cost	$543	$466	$806
Interest cost	2,664	3,056	3,023
Actuarial loss	2,170	1,140	1,305
Amortization of unrecognized prior service cost	269	432	488
Net periodic benefit cost	$5,646	$5,094	$5,622
Postretirement health plans:
Service cost	$—	$61	$80
Interest cost	1,586	1,617	1,585
Actuarial loss	791	89	202
Amortization of unrecognized prior service cost	—	—	31
Net periodic benefit cost	$2,377	$1,767	$1,898

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

JACK IN THE BOX INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Assumptions — We determine our actuarial assumptions on an annual basis. In determining the present values of our benefit obligations and net periodic benefit costs as of and for the fiscal years ended September 29, 2013, September 30, 2012 and October 2, 2011, respectively, we used the following weighted-average assumptions:

	2013	2012	2011
Assumptions used to determine benefit obligations (1):
Qualified Plan:
Discount rate	5.37%	4.34%	5.60%
Rate of future pay increases	3.50%	3.50%	3.50%
SERP:
Discount rate	4.88%	4.34%	5.60%
Rate of future pay increases	3.50%	3.50%	3.50%
Postretirement health plans:
Discount rate	5.04%	4.34%	5.60%
Assumptions used to determine net periodic benefit cost:
Qualified Plan (2):
Discount rate	4.34%	4.78%	5.82%
Long-term rate of return on assets	7.25%	7.25%	7.75%
Rate of future pay increases	3.50%	3.50%	3.50%
SERP (3):
Discount rate	4.34%	5.60%	5.82%
Rate of future pay increases	3.50%	3.50%	3.50%
Postretirement health plans (3):
Discount rate	4.34%	5.60%	5.82%
 ____________________________

(1)	Determined as of end of year.

(2)
During fiscal year 2012, the discount rate and long-term rate of return on plan assets used to determine net period benefit costs were updated as of June 30, 2012, in connection with the VERP re-measurement from the rates determined at the beginning of the year of 5.60% and 7.75%, respectively.

(3)	Determined as of beginning of year.
The assumed discount rates were determined by considering the average of pension yield curves constructed of a population of high-quality bonds with a Moody’s or Standard and Poor’s rating of “AA” or better whose cash flow from coupons and maturities match the year-by-year projected benefit payments from the plans. Since benefit payments typically extend beyond the date of the longest maturing bond, cash flows beyond 30 years were discounted back to the 30th year and then matched like any other payment.
The assumed expected long-term rate of return on assets is the weighted average rate of earnings expected on the funds invested or to be invested to provide for the pension obligations. The long-term rate of return on assets was determined taking into consideration our projected asset allocation and economic forecasts prepared with the assistance of our actuarial consultants.
The assumed discount rate and expected long-term rate of return on assets have a significant effect on amounts reported for our pension and postretirement plans. A quarter percentage point decrease in the discount rate and long-term rate of return used would have decreased fiscal 2013 earnings before income taxes by $2.8 million and $0.8 million, respectively.
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

JACK IN THE BOX INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For measurement purposes, the weighted-average assumed health care cost trend rates for our postretirement health plans were as follows for each fiscal year:

	2013	2012	2011
Healthcare cost trend rate for next year:
Participants under age 65	8.50%	8.50%	7.70%
Participants age 65 or older	8.00%	8.00%	7.00%
Rate to which the cost trend rate is assumed to decline:
Participants under age 65 (1)	4.80% / 4.90%	4.50%	5.10%
Participants age 65 or older (1)	4.80% / 4.90%	4.50%	4.50%
Year the rate reaches the ultimate trend rate:
Participants under age 65 (1)	2038 / 2045	2029	2040
Participants age 65 or older (1)	2037 / 2045	2027	2028
 ____________________________

(1)	In fiscal 2013, rates and years are stated for the two post retirement health plans sponsored by The Company. In 2012 and 2011, rates and years were the same for both plans.
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

	1% Point Increase	1% Point Decrease
Total interest and service cost	$206	$(176)
Postretirement benefit obligation	$4,046	$(3,452)
Plan assets — Our investment philosophy is to (1) protect the corpus of the fund; (2) establish investment objectives that will allow the market value to exceed the present value of the vested and unvested liabilities over time; while (3) obtaining adequate investment returns to protect benefits promised to the participants and their beneficiaries. Our asset allocation strategy utilizes multiple investment managers in order to maximize the plan’s return while minimizing risk. We regularly monitor our asset allocation, and senior financial management and the Finance Committee of the Board of Directors review performance results at least semi-annually. In August 2012, we adjusted our target asset allocation for our Qualified Plan and we plan to reallocate our plan assets over a period of time, as deemed appropriate by senior financial management, to achieve our target asset allocation. Our plan asset allocation at the end of fiscal 2013 and target allocations were as follows:

	2013	Target	Minimum	Maximum
Domestic equity	32%	25%	15%	35%
International equity	24	25	15	35
Core fixed funds	24	25	20	30
Real return bonds	3	3	—	10
Alternative investments	5	5	—	10
Real estate	9	8	—	10
High yield	1	5	—	10
Commodities	2	4	—	10
	100%	100%

JACK IN THE BOX INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The fair values of the Qualified Plan’s assets at September 29, 2013 and September 30, 2012 by asset category are as follows (in thousands):

		Total	Quoted Prices in Active Markets for Identical (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Items Measured at Fair Value at September 29, 2013:
Asset Category:
Cash and cash equivalents	(1)	$4,344	$4,344	$—	$—
Equity:
U.S	(2)	26,317	26,317	—	—
Commingled	(3)	159,612	159,612	—	—
Fixed income:
Corporate bonds	(5)	4,017	—	4,017	—
Government and mortgage securities	(7)	9,121	9,121	—	—
Other	(8)	98,654	16,553	82,101	—
Real estate	(10)	29,352	—	—	29,352
Diversified funds	(11)	5,008	5,008	—	—
		$336,425	$220,955	$86,118	$29,352
Items Measured at Fair Value at September 30, 2012:
Asset Category:
Cash and cash equivalents	(1)	$2,689	$2,689	$—	$—
Equity:
U.S.	(2)	44,103	44,103	—	—
Commingled	(3)	128,919	128,919	—	—
Fixed income:
Asset-backed securities	(4)	5,406	—	5,406	—
Corporate bonds	(5)	9,621	—	9,621	—
Non-government-backed C.M.O.’s	(6)	4,234	—	4,234	—
Government and mortgage securities	(7)	74,925	51,439	23,486	—
Other	(8)	16,185	16,185	—	—
Interest rate swaps	(9)	121	—	121	—
Real estate	(10)	25,785	—	—	25,785
		$311,988	$243,335	$42,868	$25,785
 ____________________________

(1)	Cash and cash equivalents are comprised of commercial paper, short-term bills and notes, and short-term investment funds, which are valued at unadjusted quoted market prices.

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

(8)
Other fixed income securities are comprised of other commingled funds invested in registered securities which are valued at the unadjusted quoted price in an active market or exchange and long-duration US government/credit funds which are valued based on observable inputs, which include quoted market prices in active markets for similar securities, valuations based on commonly quoted benchmark interest rates, maturities, ratings and/or securities indices.

(9)	Interest rate swaps are derivative instruments used to reduce exposure to the impact of changing interest rates and are valued using observable, market-based inputs.

(10)	Real estate is investments in a real estate investment trust for purposes of total return. These investments are valued at unit values provided by the investment managers and their consultants.

(11)	Diversified funds are comprised of exchange-traded commodities futures and treasury bills, which are valued at unadjusted quoted market prices.

JACK IN THE BOX INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table presents the changes in Level 3 investments for the qualified plan during 2012 and 2013 (in thousands):

Real Estate
Balance at October 2, 2011	$8,415
Actual return on plan assets:
Relating to assets still held at the reporting date	2,513
Relating to assets sold during the period	(15)
Purchases, sales and settlements	14,872
Balance at September 30, 2012	$25,785
Actual return on plan assets:
Relating to assets still held at the reporting date	$3,831
Relating to assets sold during the period	(6)
Purchases, sales and settlements	(258)
Balance at September 29, 2013	$29,352

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

	Pension Plans	Postretirement Health Plans
Estimated net contributions during fiscal 2014	$24,392	$1,438
Estimated future year benefit payments during fiscal years:
2014	$15,785	$1,438
2015	$15,959	$1,470
2016	$16,028	$1,518
2017	$16,237	$1,617
2018	$16,941	$1,788
2019-2023	$101,388	$11,199
We will continue to evaluate contributions to our Qualified Plan based on changes in pension assets as a result of asset performance in the current market and economic environment. Expected benefit payments are based on the same assumptions used to measure our benefit obligation at September 29, 2013 and include estimated future employee service.
12.     SHARE-BASED EMPLOYEE COMPENSATION
Stock incentive plans — We offer share-based compensation plans to attract, retain and motivate key officers, employees and non-employee directors to work toward the financial success of the Company.
Our stock incentive plans are administered by the Compensation Committee of the Board of Directors and have been approved by the stockholders of the Company. The terms and conditions of our share-based awards are determined by the Compensation Committee for each award date and may include provisions for the exercise price, expirations, vesting, restriction on sales and forfeitures, as applicable. We issue new shares to satisfy stock issuances under our stock incentive plans.
Our Amended and Restated 2004 Stock Incentive Plan authorizes the issuance of up to 11,600,000 common shares in connection with the granting of stock options, stock appreciation rights, restricted stock purchase rights, restricted stock bonuses, restricted stock units or performance units to key employees, directors, and other designated employees. As of September 29, 2013, 3,297,947 shares of common stock were available for future issuance under this plan.
There are two other plans under which we can no longer issue awards, although awards outstanding under these plans may still vest and be exercised: the 2002 Stock Incentive Plan and the Non-Employee Director Stock Option Plan.
We also maintain a deferred compensation plan for non-management directors under which those who are eligible to receive fees or retainers may choose to defer receipt of their compensation. The deferred amounts are converted to stock equivalents. The plan requires settlement in shares of our common stock based on the number of stock equivalents at the time of a participant’s separation from the Board of Directors. This plan provides for the issuance of up to 350,000 shares of common stock in connection with the crediting of stock equivalents. As of September 29, 2013, 153,738 shares of common stock were available for future issuance under this plan.

JACK IN THE BOX INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

We maintain an employee stock purchase plan (“ESPP”) for all eligible employees to purchase shares of common stock at 95% of the fair market value on the date of purchase. Employees may authorize us to withhold up to 15% of their base compensation during any offering period, subject to certain limitations. A maximum of 200,000 shares of common stock may be issued under the plan. As of September 29, 2013, 111,701 shares of common stock were available for future issuance under this plan.
Compensation expense — The components of share-based compensation expense recognized in each year are as follows (in thousands):

	2013	2012	2011
Stock options	$5,075	$3,549	$5,118
Performance share awards	2,311	897	443
Nonvested stock awards	430	408	602
Nonvested stock units	3,356	1,874	1,727
Deferred compensation for directors	220	155	172
Total share-based compensation expense	$11,392	$6,883	$8,062
Associated tax benefits	$2,094	$1,115	$1,290
Stock options — Prior to fiscal 2007, options granted had contractual terms of 10 or 11 years and employee options generally vested over a 4-year period. Beginning fiscal 2007, option grants have contractual terms of 7 years and employee options vest over a 3-year period. Options may vest sooner for employees meeting certain age and years of service thresholds. Prior to 2009, we granted options to non-management directors that vested 6 months from the date of grant. All option grants provide for an option exercise price equal to the closing market value of the common stock on the date of grant.
The following is a summary of stock option activity for fiscal 2013:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value (in thousands)
Options outstanding at September 30, 2012	4,648,587	$22.95
Granted	376,793	$27.49
Exercised	(2,584,413)	$23.99
Forfeited	(28,701)	$22.20
Expired	(7,410)	$12.50
Options outstanding at September 29, 2013	2,404,856	$22.59	3.67	$42,111
Options exercisable at September 29, 2013	1,588,209	$22.45	2.76	$28,027
Options exercisable and expected to vest at September 29, 2013	2,394,255	$22.58	3.66	$41,953
The aggregate intrinsic value in the table above is the amount by which the current market price of our stock on September 29, 2013 exceeds the exercise price.

We use a valuation model to determine the fair value of options granted which requires the input of highly subjective assumptions, including the expected volatility of the stock price. The following table presents the weighted-average assumptions used for stock option grants in each year, along with the related weighted-average grant date fair value:

	2013	2012	2011
Risk-free interest rate	1.09%	1.98%	1.19%
Expected dividends yield	—%	—%	—%
Expected stock price volatility	42.24%	39.84%	43.17%
Expected life of options (in years)	6.50	6.64	6.05
Weighted-average grant date fair value	$11.84	$7.37	$8.25
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

JACK IN THE BOX INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

As of September 29, 2013, there was approximately $2.0 million of total unrecognized compensation cost, net of estimated forfeitures, related to stock options grants which is expected to be recognized over a weighted-average period of 1.5 years. The total intrinsic value of stock options exercised was $25.9 million, $6.0 million and $4.2 million in 2013, 2012 and 2011, respectively.
Performance share awards — Performance share awards, granted in the form of stock units, represent a right to receive a certain number of shares of common stock based on the achievement of corporate performance goals and continued employment during the vesting period. Performance share awards issued to executives vest at the end of a 3-year period and vested amounts may range from 0% to as high as 150% of targeted amounts depending on the achievement of performance measures at the end of a 3-year period. Prior to 2012, we issued performance share awards to other members of management that vest at the end of a 3-year period with vested amounts ranging from 0% to 100% depending on the achievement of performance measures at the end of the first year of the three-year period. The expected cost of the shares is based on the fair value of our stock on the date of grant and is reflected over the vesting period with a reduction for estimated forfeitures. These awards may be settled in cash or shares of common stock at the election of the Company on the date of grant. It is our intent to settle these awards with shares of common stock.
The following is a summary of performance share award activity for fiscal 2013:

	Shares	Weighted- Average Grant Date Fair Value
Performance share awards outstanding at September 30, 2012	374,059	$19.79
Granted	89,236	$27.49
Issued	(31,209)	$19.27
Forfeited	(32,745)	$21.36
Canceled	(74,116)	$20.00
Performance share awards outstanding at September 29, 2013	325,225	$21.73
Vested and subject to release at September 29, 2013	48,569	$21.45

As of September 29, 2013, there was approximately $5.1 million of total unrecognized compensation cost related to performance-vested stock awards which is expected to be recognized over a weighted-average period of 1.5 years. The weighted-average grant date fair value of awards granted was $27.49, $19.62,and $21.74 in 2013, 2012 and 2011, respectively. The total fair value of awards that vested during 2013, 2012 and 2011 was $1.0 million, $0.5 million and $0.6 million, respectively.
Nonvested stock awards — We previously issued nonvested stock awards (“RSAs”) to certain executives under our share ownership guidelines. Effective fiscal 2009, we no longer issue RSA awards and have replaced them with grants of nonvested restricted stock units. The RSAs vest, subject to the discretion of our Board of Directors in certain circumstances, upon retirement or termination based upon years of service. These awards are amortized to compensation expense over the estimated vesting period based upon the fair value of our common stock on the award date.
The following is a summary of RSA activity for fiscal 2013:

	Shares	Weighted- Average Grant Date Fair Value
Nonvested stock awards outstanding at September 30, 2012	394,117	$14.81
Released	(56,681)	$9.94
Forfeited	(21,621)	$26.67
Nonvested stock awards outstanding at September 29, 2013	315,815	$14.87
Vested	204,505	$13.00
As of September 29, 2013, there was approximately $0.7 million of total unrecognized compensation cost related to RSAs, which is expected to be recognized over a weighted-average period of 2.8 years. In 2013, 2012 and 2011, the total fair value of RSAs that vested in each year was $1.2 million, $0.3 million and $0.2 million, respectively.
Nonvested stock units — In February 2009, the Board of Directors approved the issuance of a new type of stock award, nonvested restricted stock units (“RSUs”). RSUs are generally issued to executives, non-management directors and certain other members of management and employees. Prior to fiscal 2011, RSUs were granted to certain Executive and Senior Vice Presidents pursuant to our share ownership guidelines. These awards vest upon retirement or termination based on years of service. As of September 29, 2013, 60,272 such RSUs were outstanding.

JACK IN THE BOX INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Beginning fiscal 2011, we replaced the ownership share grants with time-vested RSUs for all Vice Presidents and Officers that vest ratably over 5 years and have a 50% or 100% holding requirement on settled shares, which must be held until termination. As of September 29, 2013, 207,240 such RSUs were outstanding. RSUs issued to non-management directors vest 12 months from the date of grant or upon termination of board service and totaled 51,649 units as of September 29, 2013. RSUs issued to certain other employees either cliff vest or vest over 3 years and totaled 64,460 units as of September 29, 2013. These awards are amortized to compensation expense over the estimated vesting period based upon the fair value of our common stock on the award date.

The following is a summary of RSU activity for fiscal 2013:

	Shares	Weighted- Average Grant Date Fair Value
Nonvested stock units outstanding at September 30, 2012	290,616	$21.25
Granted	151,716	$28.95
Released	(41,418)	$21.51
Canceled	(17,293)	$23.22
Nonvested stock units outstanding at September 29, 2013	383,621	$24.17
As of September 29, 2013, there was approximately $4.6 million of total unrecognized compensation cost related to RSUs, which is expected to be recognized over a weighted-average period of 3.0 years. The weighted-average grant date fair value of awards granted was $28.95, $22.26 and $20.02 in 2013, 2012 and 2011, respectively. In 2013, 2012 and 2011, the total fair value of RSUs that vested and were released was $0.9 million, $1.8 million and $0.9 million, respectively.
Non-management directors’ deferred compensation — All awards outstanding under our directors’ deferred compensation plan are accounted for as equity-based awards and deferred amounts are converted into stock equivalents at the then-current market price of our common stock. During fiscal 2013, 2012 and 2011, 44,714, 44,713 and 20,259 shares of common stock were issued in connection with director retirements having a fair value of $1.4 million, $1.0 million and $0.5 million, respectively.
The following is a summary of the stock equivalent activity for fiscal 2013:

	Stock Equivalents	Weighted- Average Grant Date Fair Value
Stock equivalents outstanding at September 30, 2012	119,343	$16.21
Deferred directors’ compensation	7,083	$31.06
Stock distribution	(44,714)	$11.02
Stock equivalents outstanding at September 29, 2013	81,712	$20.34
Employee stock purchase plan — The following is a summary of shares issued pursuant to our ESPP in each year:

	2013	2012	2011
Common stock issued	7,144	11,087	13,140
Fair value of common stock issued	$29.71	$21.65	$19.99

13.     STOCKHOLDERS’ EQUITY
Repurchases of common stock — In November 2011, the Board of Directors (“Board”) approved a program, expiring November 2013 to repurchase up to $100.0 million in shares of our common stock. This authorization was fully utilized in fiscal 2013. In November 2012 and August 2013, the Board approved two new programs, each of which provide repurchase authorizations for up to an additional $100.0 million in shares of our common stock, expiring November 2014 and November 2015, respectively. During fiscal 2013, we repurchased 4.0 million shares at an aggregate cost of $140.1 million. As of September 29, 2013, there was $136.8 million remaining under the November 2012 and August 2013 authorizations.

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
The following table reconciles basic weighted-average shares outstanding to diluted weighted-average shares outstanding (in thousands):

	2013	2012	2011
Weighted-average shares outstanding — basic	43,351	43,999	49,302
Effect of potentially dilutive securities:
Stock options	957	462	422
Nonvested stock awards and units	371	270	225
Performance-vested stock awards	220	217	136
Weighted-average shares outstanding — diluted	44,899	44,948	50,085
Excluded from diluted weighted-average shares outstanding:
Antidilutive	145	2,753	3,157
Performance conditions not satisfied at the end of the period	209	358	328

15.     VARIABLE INTEREST ENTITIES
In January 2012, we formed Jack in the Box Franchise Finance, LLC (“FFE”) for the purpose of operating a franchisee lending program to assist Jack in the Box franchisees in re-imaging their restaurants. We are the sole equity investor in FFE. The lending program was comprised of a $20.0 million commitment from the Company in the form of a capital note and an $80.0 million Senior Secured Revolving Securitization Facility (“FFE Facility”) entered into with a third party. The lending period and the revolving period expired in June 2012. At September 29, 2013 and September 30, 2012, we had no borrowings under the FFE Facility and do not plan to make any further contributions.
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
FFE’s assets consolidated by the Company represent assets that can be used only to settle obligations of the consolidated VIE. Likewise, FFE’s liabilities consolidated by the Company do not represent additional claims on the Company’s general assets; rather they represent claims against the specific assets of FFE. The impact of FFE’s results were not material to the Company’s consolidated statement of earnings or cash flows. The FFE’s balance sheet consisted of the following at September 29, 2013 and September 30, 2012 (in thousands):

	2013	2012
Cash	$250	$444
Other current assets (1)	2,368	2,536
Other assets, net (1)	8,367	11,051
Total assets	$10,985	$14,031

Current liabilities (2)	$3,010	$14
Other long-term liabilities (2)	8,076	14,428
Retained earnings	(101)	(411)
Total liabilities and stockholders’ equity	$10,985	$14,031
  ____________________________
(1)Consists primarily of amounts due from franchisees.
(2)Consists primarily of the capital note contribution from Jack in the Box which is eliminated in consolidation.
The Company’s maximum exposure to loss is equal to its outstanding contributions as of September 29, 2013. This amount represents estimated losses that would be incurred should all franchisees default on their loans without any consideration of recovery. To offset the credit risk associated with the Company’s variable interest in FFE, the Company holds a security interest in the assets of FFE subordinate and junior to all other obligations of FFE.

JACK IN THE BOX INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

16.     COMMITMENTS, CONTINGENCIES AND LEGAL MATTERS
Commitments — As of September 29, 2013, we had unconditional purchase obligations during the next five fiscal years as follows (in thousands):

Fiscal Year	Purchase Obligations
2014	$662,729
2015	298,207
2016	171,871
2017	142,830
2018	79,507
Total	$1,355,144
These obligations primarily represent amounts payable under purchase contracts for goods related to restaurant operations.
Legal matters — The Company assesses contingencies, including litigation contingencies, to determine the degree of probability and range of possible loss for potential accrual in its financial statements. An estimated loss contingency is accrued in the financial statements if it is probable that a liability has been incurred and the amount of the loss can be reasonably estimated. Because litigation is inherently unpredictable, assessing contingencies is highly subjective and requires judgments about future events. When evaluating litigation contingencies, we may be unable to provide a meaningful estimate due to a number of factors, including the procedural status of the matter in question, the availability of appellate remedies, insurance coverage related to the claim or claims in question, the presence of complex or novel legal theories, and/or the ongoing discovery and development of information important to the matter.  In addition, damage amounts claimed in litigation against us may be unsupported, exaggerated or unrelated to possible outcomes, and as such are not meaningful indicators of our potential liability. The Company regularly reviews contingencies to determine the adequacy of the accruals and related disclosures. The ultimate amount of loss may differ from these estimates.
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
Lease guarantees — In connection with the sale of the distribution business, we have assigned the leases at two of our distribution centers to third parties. Under these agreements, which expire in 2015 and 2017, the Company remains secondarily liable for the lease payments for which we were responsible under the original lease. As of September 29, 2013, the amount remaining under these lease guarantees totaled $2.9 million. We have not recorded a liability for the guarantees as the likelihood of the third party defaulting on the assignment agreements was deemed to be less than probable.
Other legal matters — In addition to the matter described above, the Company is subject to normal and routine litigation brought by former, current or prospective employees, customers, franchisees, vendors, landlords, shareholders or others.  We intend to defend ourselves in any such matters.  Some of these matters may be covered, at least partly, by insurance. Although the Company currently believes that the ultimate determination of liability in connection with legal claims pending against it, if any, in excess of amounts already provided for these matters in the consolidated financial statements will not have a material adverse effect on our business, the Company’s annual results of operations, liquidity or financial position, it is possible that our results of operations, liquidity, or financial position could be materially affected in an particular future reporting period by the unfavorable resolution of one or more of these matters or contingencies during such period.
17.     SEGMENT REPORTING
Reflecting the information currently being used in managing the Company as a two-branded restaurant operations business, our segments comprise results related to system restaurant operations for our Jack in the Box and Qdoba brands. This segment reporting

JACK IN THE BOX INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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
We measure and evaluate our segments based on segment earnings from operations. Summarized financial information concerning our reportable segments is shown in the following table (in thousands):

	2013	2012	2011
Revenues by Segment:
Jack in the Box restaurant operations segment	$1,179,295	$1,252,028	$1,445,105
Qdoba restaurant operations segment	310,572	257,267	187,720
Consolidated revenues	$1,489,867	$1,509,295	$1,632,825
Earnings from Operations by Segment:
Jack in the Box restaurant operations segment	$113,864	$96,302	$133,898
Qdoba restaurant operations segment	24,470	24,717	17,545
FFE operations	(129)	(203)	(245)
Consolidated earnings from operations	$138,205	$120,816	$151,198
Total Expenditures for Long-Lived Assets by Segment (Including Discontinued Operations):
Jack in the Box restaurant operations segment	$55,221	$56,378	$100,142
Qdoba restaurant operations segment	29,469	23,621	24,236
Distribution operations	—	201	4,934
Consolidated expenditures for long-lived assets	$84,690	$80,200	$129,312
Total Depreciation Expense by Segment:
Jack in the Box restaurant operations segment	$76,191	$79,287	$81,826
Qdoba restaurant operations segment	15,815	13,309	10,015
Consolidated depreciation expense	$92,006	$92,596	$91,841
Interest income and expense, income taxes and total assets are not reported for our segments, in accordance with our method of internal reporting.

18.     SUPPLEMENTAL CONSOLIDATED CASH FLOW INFORMATION
Additional information related to cash flows is as follows (in thousands):

	2013	2012	2011
Cash paid during the year for:
Interest, net of amounts capitalized	$12,824	$19,471	$14,801
Income tax payments	$43,365	$35,751	$47,541
Non cash transactions:
Stock repurchase accrual at fiscal year end	$7,288	$—	$—

JACK IN THE BOX INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

19.     SUPPLEMENTAL CONSOLIDATED FINANCIAL STATEMENT INFORMATION (in thousands)

	September 29, 2013	September 30, 2012
Accounts and other receivables, net:
Trade	$31,301	$67,478
Notes receivable	2,877	5,324
Other	8,244	7,708
Allowances for doubtful accounts	(673)	(1,712)
	$41,749	$78,798
Other assets, net:
Company-owned life insurance policies	$94,704	$86,276
Deferred rent receivable	36,732	30,846
Deferred tax asset	88,833	115,537
Other	45,491	21,265
	$265,760	$253,924
Accrued liabilities:
Payroll and related taxes	$46,970	$58,503
Sales and property taxes	11,386	13,055
Insurance	35,209	33,391
Advertising	17,706	21,400
Gift card liability	3,629	3,247
Deferred franchise fees	1,537	1,725
Lease commitments related to closed or refranchised locations	12,737	5,387
Other	24,712	27,929
	$153,886	$164,637
Other long-term liabilities:
Pension plans	$105,968	$213,854
Straight-line rent accrual	50,726	54,288
Deferred franchise fees	1,143	1,977
Other	128,287	101,083
	$286,124	$371,202
Notes receivable consist primarily of temporary financing provided to franchisees to facilitate the closing of certain refranchising transactions.

JACK IN THE BOX INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

20. UNAUDITED QUARTERLY RESULTS OF OPERATIONS (in thousands, except per share data)

	16 Weeks Ended	12 Weeks Ended
Fiscal Year 2013	January 20, 2013	April 14, 2013	July 7, 2013	September 29, 2013
Revenues	$454,335	$347,222	$350,329	$337,981
Earnings from operations	$43,175	$27,447	$30,884	$36,699
Net earnings (losses)	$20,689	$13,291	$(5,656)	$22,828
Net earnings (losses) per share:
Basic	$0.48	$0.30	$(0.13)	$0.53
Diluted	$0.47	$0.29	$(0.12)	$0.51
	16 Weeks Ended	12 Weeks Ended
Fiscal Year 2012	January 22, 2012	April 15, 2012	July 8, 2012	September 30, 2012
Revenues	$448,090	$358,256	$354,052	$348,897
Earnings from operations	$26,803	$39,173	$23,728	$31,112
Net earnings	$11,950	$21,632	$11,592	$12,477
Net earnings per share:
Basic	$0.27	$0.49	$0.26	$0.28
Diluted	$0.27	$0.48	$0.26	$0.27

The amounts reported in prior quarters have been adjusted in the table above to conform to the fiscal 2013 third quarter discontinued operations presentation related to the 2013 Qdoba Closures. Refer to Note 2, Discontinued Operations, for additional information.