Form 10-Q
period 2014-01-19
JACK IN THE BOX INC /NEW/
filed 2014-02-20
CIK 807882

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
 ____________________________________________________
FORM 10-Q
 _______________________________________________________________________________________
QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended January 19, 2014
Commission File Number: 1-9390
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
Yes  ☐    No  ☑
As of the close of business February 14, 2014, 41,896,286 shares of the registrant’s common stock were outstanding.

JACK IN THE BOX INC. AND SUBSIDIARIES

PART I. FINANCIAL INFORMATION

ITEM 1.        CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JACK IN THE BOX INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Dollars in thousands, except share data)
(Unaudited)

	January 19, 2014	September 29, 2013
ASSETS
Current assets:
Cash and cash equivalents	$9,933	$9,644
Accounts and other receivables, net	40,695	41,749
Inventories	7,862	7,181
Prepaid expenses	28,030	19,970
Deferred income taxes	26,685	26,685
Assets held for sale	5,543	11,875
Other current assets	323	108
Total current assets	119,071	117,212
Property and equipment, at cost	1,527,023	1,516,913
Less accumulated depreciation and amortization	(767,143)	(746,054)
Property and equipment, net	759,880	770,859
Intangible assets, net	16,207	16,390
Goodwill	149,235	148,988
Other assets, net	268,435	265,760
	$1,312,828	$1,319,209
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current maturities of long-term debt	$20,854	$20,889
Accounts payable	27,394	36,899
Accrued liabilities	132,839	153,886
Total current liabilities	181,087	211,674
Long-term debt, net of current maturities	399,098	349,393
Other long-term liabilities	277,280	286,124
Stockholders’ equity:
Preferred stock $0.01 par value, 15,000,000 shares authorized, none issued	—	—
Common stock $0.01 par value, 175,000,000 shares authorized, 79,381,880 and 78,515,171 issued, respectively	794	785
Capital in excess of par value	323,616	296,764
Retained earnings	1,204,109	1,171,823
Accumulated other comprehensive loss	(61,433)	(62,662)
Treasury stock, at cost, 37,504,794 and 35,926,269 shares, respectively	(1,011,723)	(934,692)
Total stockholders’ equity	455,363	472,018
	$1,312,828	$1,319,209
See accompanying notes to condensed consolidated financial statements.

JACK IN THE BOX INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS
(In thousands, except per share data)
(Unaudited)

	Sixteen Weeks Ended
	January 19, 2014	January 20, 2013
Revenues:
Company restaurant sales	$338,828	$348,906
Franchise revenues	111,253	105,429
	450,081	454,335
Operating costs and expenses, net:
Company restaurant costs:
Food and packaging	108,238	112,537
Payroll and employee benefits	93,816	99,576
Occupancy and other	74,709	77,369
Total company restaurant costs	276,763	289,482
Franchise costs	55,510	52,488
Selling, general and administrative expenses	59,156	66,686
Impairment and other charges, net	1,909	3,253
Gains on the sale of company-operated restaurants	(461)	(748)
	392,877	411,161
Earnings from operations	57,204	43,174
Interest expense, net	4,542	5,365
Earnings from continuing operations and before income taxes	52,662	37,809
Income taxes	19,652	11,700
Earnings from continuing operations	33,010	26,109
Losses from discontinued operations, net of income tax benefit	(724)	(5,420)
Net earnings	$32,286	$20,689

Net earnings per share - basic:
Earnings from continuing operations	$0.78	$0.61
Losses from discontinued operations	(0.02)	(0.13)
Net earnings per share (1)	$0.76	$0.48
Net earnings per share - diluted:
Earnings from continuing operations	$0.75	$0.59
Losses from discontinued operations	(0.02)	(0.12)
Net earnings per share (1)	$0.74	$0.47

Weighted-average shares outstanding:
Basic	42,434	42,997
Diluted	43,838	44,356
____________________________

(1)	Earnings per share may not add due to rounding.

See accompanying notes to condensed consolidated financial statements.

JACK IN THE BOX INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Dollars in thousands)
(Unaudited)

	Sixteen Weeks Ended
	January 19, 2014	January 20, 2013

Net earnings	$32,286	$20,689
Cash flow hedges:
Net change in fair value of derivatives	(54)	4
Net loss reclassified to earnings	426	413
	372	417
Tax effect	(142)	(160)
	230	257
Unrecognized periodic benefit costs:
Actuarial losses and prior service costs reclassified to earnings	1,614	5,814
Tax effect	(619)	(2,229)
	995	3,585
Other:
Foreign currency translation adjustments	7	3
Tax effect	(2)	—
	5	3

Other comprehensive income	1,230	3,845

Comprehensive income	$33,516	$24,534
See accompanying notes to condensed consolidated financial statements.

JACK IN THE BOX INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in thousands)
(Unaudited)

	Sixteen Weeks Ended
	January 19, 2014	January 20, 2013
Cash flows from operating activities:
Net earnings	$32,286	$20,689
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	28,454	30,016
Deferred finance cost amortization	675	729
Deferred income taxes	(1,257)	(1,370)
Share-based compensation expense	3,801	4,062
Pension and postretirement expense	4,233	9,584
Gains on cash surrender value of company-owned life insurance	(3,117)	(2,836)
Gains on the sale of company-operated restaurants	(461)	(748)
Losses (gains) on the disposition of property and equipment	992	(832)
Impairment charges and other	393	4,458
Loss on early retirement of debt	—	939
Changes in assets and liabilities, excluding acquisitions and dispositions:
Accounts and other receivables	1,582	38,766
Inventories	(682)	26,361
Prepaid expenses and other current assets	(8,274)	11,980
Accounts payable	(5,636)	(33,966)
Accrued liabilities	(16,781)	(9,141)
Pension and postretirement contributions	(6,558)	(5,525)
Other	(5,998)	(3,201)
Cash flows provided by operating activities	23,652	89,965
Cash flows from investing activities:
Purchases of property and equipment	(21,310)	(21,394)
Purchases of assets intended for sale and leaseback	—	(13,357)
Proceeds from the sale of assets	2,105	13,513
Proceeds from the sale of company-operated restaurants	468	833
Collections on notes receivable	894	1,848
Acquisitions of franchise-operated restaurants	(1,750)	(7,800)
Other	36	2,042
Cash flows used in investing activities	(19,557)	(24,315)
Cash flows from financing activities:
Borrowings on revolving credit facilities	163,000	385,148
Repayments of borrowings on revolving credit facilities	(103,000)	(445,148)
Proceeds from issuance of debt	—	200,000
Principal repayments on debt	(10,330)	(165,305)
Debt issuance costs	—	(4,386)
Proceeds from issuance of common stock	17,650	10,733
Repurchases of common stock	(84,318)	(26,888)
Excess tax benefits from share-based compensation arrangements	5,307	675
Change in book overdraft	7,880	(19,406)
Cash flows used in financing activities	(3,811)	(64,577)
Effect of exchange rate changes on cash and cash equivalents	5	—
Net increase in cash and cash equivalents	289	1,073
Cash and cash equivalents at beginning of period	9,644	8,469
Cash and cash equivalents at end of period	$9,933	$9,542

See accompanying notes to condensed consolidated financial statements.

JACK IN THE BOX INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1.	BASIS OF PRESENTATION
Nature of operations — Founded in 1951, Jack in the Box Inc. (the “Company”) operates and franchises Jack in the Box® quick-service restaurants and Qdoba Mexican Grill® (“Qdoba”) fast-casual restaurants. The following table summarizes the number of restaurants as of the end of each period:

	January 19, 2014	January 20, 2013
Jack in the Box:
Company-operated	469	551
Franchise	1,785	1,704
Total system	2,254	2,255
Qdoba:
Company-operated	301	325
Franchise	319	311
Total system	620	636
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
These financial statements should be read in conjunction with the consolidated financial statements and related notes contained in our Annual Report on Form 10-K for the fiscal year ended September 29, 2013. The accounting policies used in preparing these condensed consolidated financial statements are the same as those described in our Form 10-K.
Principles of consolidation — The condensed consolidated financial statements include the accounts of the Company, its wholly-owned subsidiaries and the accounts of any variable interest entities (“VIEs”) where we are deemed the primary beneficiary. All significant intercompany accounts and transactions are eliminated. For information related to the VIE included in our condensed consolidated financial statements, refer to Note 12, Variable Interest Entities.
Fiscal year — Our fiscal year is 52 or 53 weeks ending the Sunday closest to September 30. Fiscal years 2014 and 2013 include 52 weeks. Our first quarter includes 16 weeks and all other quarters include 12 weeks. All comparisons between 2014 and 2013 refer to the 16-weeks (“quarter”) ended January 19, 2014 and January 20, 2013, respectively, unless otherwise indicated.
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

JACK IN THE BOX INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

The following is a summary of our distribution business operating results, which are included in discontinued operations for each period (in thousands):

	January 19, 2014	January 20, 2013
Revenue	$—	$37,743
Operating loss before income tax benefit	$(572)	$(5,262)
The loss on the sale of the distribution business was not material to our results of operations in 2013. The operating loss in 2014 includes $0.4 million related to insurance settlements and $0.1 million for future lease commitments. Our liability for lease commitments related to our distribution centers is included in accrued liabilities and other long-term liabilities and has changed as follows during 2014 (in thousands):

Balance at beginning of period	$1,318
Adjustments	79
Cash payments	(270)
Balance at end of period	$1,127
Qdoba restaurant closures — During the third quarter of fiscal 2013, we closed 62 Qdoba restaurants. The decision to close these restaurants was based on a comprehensive analysis that took into consideration levels of return on investment and other key operating performance metrics.
Since the closed locations were not located near those remaining in operation, we do not expect the majority of cash flows and sales lost from these closures to be recovered. In addition, there will not be any ongoing involvement or significant direct cash flows from the closed stores. Therefore, in accordance with the provisions of ASC 205, Presentation of Financial Statements, the results of operations for these restaurants are reported as discontinued operations for all periods presented.
The following is a summary of the results of operations related to the 2013 Qdoba Closures for each period (in thousands):

	January 19, 2014	January 20, 2013
Company restaurant sales	$—	$11,188
Operating loss before income tax benefit	$(588)	$(3,510)
In 2014, the operating loss includes $0.3 million for asset impairments, $0.3 million of ongoing facility related costs and $0.2 million of broker commissions, partially offset by favorable lease commitment adjustments of $0.3 million. We do not expect the remaining costs to be incurred related to this transaction to be material. Our liability for lease commitments related to the 2013 Qdoba closures is included in accrued liabilities and other long-term liabilities and has changed as follows during 2014 (in thousands):

Balance at beginning of period	$10,712
Adjustments	(286)
Cash payments	(3,395)
Balance at end of period	$7,031

JACK IN THE BOX INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

3.	SUMMARY OF REFRANCHISINGS, FRANCHISE DEVELOPMENT AND ACQUISITIONS
Refranchisings and franchise development — The following is a summary of the number of restaurants developed by franchisees and the related fees recognized, and additional proceeds recognized upon the extension of underlying franchise and lease agreements related to restaurants sold in a prior year (dollars in thousands):

	Sixteen Weeks Ended
	January 19, 2014	January 20, 2013
New restaurants opened by franchisees	13	20
Initial franchise fees	$399	$646

Net proceeds	$468	$833
Net assets sold (primarily property and equipment)	—	(85)
Goodwill related to the sale of company-operated restaurants	(9)	—
Other	2	—
Gains on the sale of company-operated restaurants	$461	$748
Franchise acquisitions — During 2014, we repurchased four Jack in the Box franchise restaurants. In 2013, we acquired six Qdoba franchise restaurants and one Jack in the Box franchise restaurant. We account for the acquisition of franchised restaurants using the acquisition method of accounting for business combinations. The purchase price allocations were based on fair value estimates determined using significant unobservable inputs (Level 3). The goodwill recorded primarily relates to the sales growth potential of the locations acquired and is expected to be deductible for tax purposes. The following table provides detail of the combined acquisitions in each period (dollars in thousands):

	Sixteen Weeks Ended
	January 19, 2014	January 20, 2013
Restaurants acquired from franchisees	4	7

Property and equipment	$1,398	$1,138
Reacquired franchise rights	96	96
Liabilities assumed	—	(95)
Goodwill	256	6,661
Total consideration	$1,750	$7,800

JACK IN THE BOX INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

4.	FAIR VALUE MEASUREMENTS
Financial assets and liabilities — The following table presents the financial assets and liabilities measured at fair value on a recurring basis (in thousands):

	Total	Quoted Prices in Active Markets for Identical Assets (3) (Level 1)	Significant Other Observable Inputs (3) (Level 2)	Significant Unobservable Inputs (Level 3)
Fair value measurements as of January 19, 2014:
Non-qualified deferred compensation plan (1)	$(38,407)	$(38,407)	$—	$—
Interest rate swaps (Note 5) (2)	(818)	—	(818)	—
Total liabilities at fair value	$(39,225)	$(38,407)	$(818)	$—
Fair value measurements as of September 29, 2013:
Non-qualified deferred compensation plan (1)	$(39,135)	$(39,135)	$—	$—
Interest rate swaps (Note 5) (2)	(1,190)	—	(1,190)	—
Total liabilities at fair value	$(40,325)	$(39,135)	$(1,190)	$—

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
The fair values of the Company’s debt instruments are based on the amount of future cash flows associated with each instrument discounted using the Company’s borrowing rate. At January 19, 2014, the carrying value of all financial instruments was not materially different from fair value, as the borrowings are prepayable without penalty. The estimated fair values of our capital lease obligations approximated their carrying values as of January 19, 2014.
Non-financial assets and liabilities — The Company’s non-financial instruments, which primarily consist of property and equipment, goodwill and intangible assets, are reported at carrying value and are not required to be measured at fair value on a recurring basis. However, on a periodic basis (at least annually for goodwill and intangible assets, and semi-annually for property and equipment) or whenever events or changes in circumstances indicate that their carrying value may not be recoverable, non-financial instruments are assessed for impairment. If applicable, the carrying values are written down to fair value.
In connection with our impairment reviews performed during the quarter ended January 19, 2014, no material fair value adjustments were required. Refer to Note 6, Impairment, Disposition of Property and Equipment, Restaurant Closing Costs and Restructuring, for additional information regarding impairment charges.

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
Financial position — The following derivative instruments were outstanding as of the end of each period (in thousands):

	January 19, 2014		September 29, 2013
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Derivatives designated as hedging instruments:
Interest rate swaps (Note 4)	Accrued liabilities	$(818)	Accrued liabilities	$(1,190)
Total derivatives		$(818)		$(1,190)

JACK IN THE BOX INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Financial performance — The following is a summary of the accumulated other comprehensive income (“OCI”) activity related to our interest rate swap derivative instruments (in thousands):

	Location of Loss in Income	Sixteen Weeks Ended
		January 19, 2014	January 20, 2013
Gains (losses) recognized in OCI	N/A	$(54)	$4
Losses reclassified from accumulated OCI into income	Interest expense, net	$(426)	$(413)
Amounts reclassified from accumulated OCI into interest expense represent payments made to the counterparty for the effective portions of the interest rate swaps. During the periods presented, our interest rate swaps had no hedge ineffectiveness.

6.	IMPAIRMENT, DISPOSITION OF PROPERTY AND EQUIPMENT, RESTAURANT CLOSING COSTS AND RESTRUCTURING
Impairment and other charges, net in the accompanying condensed consolidated statements of earnings is comprised of the following (in thousands):

	Sixteen Weeks Ended
	January 19, 2014	January 20, 2013
Impairment charges	$95	$2,522
Losses (gains) on the disposition of property and equipment, net	952	(832)
Costs of closed restaurants (primarily lease obligations) and other	564	751
Restructuring costs	298	812
	$1,909	$3,253
Impairment — When events and circumstances indicate that our long-lived assets might be impaired and their carrying amount is greater than the undiscounted cash flows we expect to generate from such assets, we recognize an impairment loss as the amount by which the carrying value exceeds the fair value of the assets. Impairment charges in both periods include charges for restaurants we have closed, and additionally in 2013, charges for underperforming Jack in the Box restaurants.
Disposition of property and equipment — We also recognize accelerated depreciation and other costs on the disposition of property and equipment. When we decide to dispose of a long-lived asset, depreciable lives are adjusted based on the estimated disposal date and accelerated depreciation is recorded. Other disposal costs primarily relate to gains or losses recognized upon the sale of closed restaurant properties, and charges from our ongoing restaurant upgrade programs, remodels and rebuilds, and other corporate initiatives. In 2013, losses on the disposition of property and equipment include income of $2.1 million from the resolution of two eminent domain matters involving Jack in the Box restaurants.
Restaurant closing costs consist of future lease commitments, net of anticipated sublease rentals and expected ancillary costs, and are included in impairment and other charges, net in the accompanying condensed consolidated statements of earnings. Accrued restaurant closing costs, included in accrued liabilities and other long-term liabilities, changed as follows (in thousands):

	Sixteen Weeks Ended
	January 19, 2014	January 20, 2013
Balance at beginning of period	$16,321	$20,677
Adjustments	612	426
Cash payments	(1,434)	(1,542)
Balance at end of quarter	$15,499	$19,561
In 2014 and 2013, adjustments primarily relate to revisions to certain sublease and cost assumptions due to changes in market conditions.

JACK IN THE BOX INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Restructuring costs — Since the beginning of 2012, we have been engaged in a comprehensive review of our organization structure, including evaluating opportunities for outsourcing, restructuring of certain functions and workforce reductions. The following is a summary of the costs incurred in connection with these activities (in thousands):

	Sixteen Weeks Ended
	January 19, 2014	January 20, 2013
Severance costs	$298	$368
Other	—	444
	$298	$812
Total accrued severance costs related to our restructuring activities are included in accrued liabilities and changed as follows (in thousands):

	Sixteen Weeks Ended
	January 19, 2014	January 20, 2013
Balance at beginning of period	$253	$1,758
Additions	298	368
Cash payments	(453)	(1,455)
Balance at end of quarter	$98	$671
As part of the ongoing review of our organization structure, we expect to incur additional charges related to our restructuring activities; however, we are unable to make a reasonable estimate at this time. Our continuing efforts to lower our cost structure include identifying opportunities to reduce general and administrative costs as well as improve restaurant profitability across both brands.

7.	INCOME TAXES
The income tax provisions reflect year-to-date effective tax rates of 37.3% in 2014, and 30.9% in 2013. The final annual tax rate cannot be determined until the end of the fiscal year; therefore, the actual 2014 rate could differ from our current estimates.
At January 19, 2014, our gross unrecognized tax benefits associated with uncertain income tax positions were $0.8 million, which if recognized would favorably impact the effective income tax rate. There was no change in our gross unrecognized tax benefits from the end of fiscal year 2013. It is reasonably possible that changes to the gross unrecognized tax benefits will be required within the next twelve months due to the possible settlement of state tax audits.
The major jurisdictions in which the Company files income tax returns include the United States and states in which we operate that impose an income tax. The federal statutes of limitations have not expired for fiscal years 2010 and forward. The Company has refund claims related to fiscal years 2008 and 2009 that allow the statute to remain open for the specific claim. The statutes of limitations for California and Texas, which constitute the Company’s major state tax jurisdictions, have not expired for fiscal years 2001 and 2007, respectively, and forward. Generally, the statutes of limitations for the other state jurisdictions have not expired for fiscal years 2009 and forward.

8.	RETIREMENT PLANS
Defined benefit pension plans — We sponsor two defined benefit pension plans: a qualified plan covering substantially all full-time employees hired prior to January 1, 2011, and an unfunded supplemental executive plan which provides certain employees additional pension benefits and was closed to new participants effective January 1, 2007. In fiscal 2011, the Board of Directors approved changes to our qualified plan whereby participants will no longer accrue benefits under this plan effective December 31, 2015. Benefits under both plans are based on the employees’ years of service and compensation over defined periods of employment.
Postretirement healthcare plans — We also sponsor two healthcare plans, closed to new participants, that provide postretirement medical benefits to certain employees who have met minimum age and service requirements. The plans are contributory, with retiree contributions adjusted annually, and contain other cost-sharing features such as deductibles and coinsurance.

JACK IN THE BOX INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Net periodic benefit cost — The components of net periodic benefit cost in each period were as follows (in thousands):

	Sixteen Weeks Ended
	January 19, 2014	January 20, 2013
Defined benefit pension plans:
Service cost	$2,499	$3,308
Interest cost	7,152	6,963
Expected return on plan assets	(7,536)	(6,989)
Actuarial loss	1,364	5,488
Amortization of unrecognized prior service cost	83	83
Net periodic benefit cost	$3,562	$8,853
Postretirement healthcare plans:
Interest cost	$504	$488
Actuarial loss	167	243
Net periodic benefit cost	$671	$731
Future cash flows — Our policy is to fund our plans at or above the minimum required by law. As of the date of our last actuarial funding valuation, there was no minimum contribution funding requirement. Details regarding fiscal 2014 contributions are as follows (in thousands):

	Defined Benefit Pension Plans	Postretirement Healthcare Plans
Net year-to-date contributions	$6,269	$289
Remaining estimated net contributions during fiscal 2014	$18,100	$1,100
We will continue to evaluate contributions to our qualified defined benefit pension plan based on changes in pension assets as a result of asset performance in the current market and economic environment.

9.	SHARE-BASED COMPENSATION
We offer share-based compensation plans to attract, retain and motivate key officers, employees and non-employee directors to work toward the financial success of the Company. In 2014, we granted the following shares related to our share-based compensation awards:

Stock options	215,248
Performance share awards	55,668
Nonvested stock units	102,232

JACK IN THE BOX INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

The components of share-based compensation expense recognized in each period are as follows (in thousands):

	Sixteen Weeks Ended
	January 19, 2014	January 20, 2013
Stock options	$1,289	$1,890
Performance share awards	1,497	1,117
Nonvested stock awards	173	134
Nonvested stock units	842	921
Total share-based compensation expense	$3,801	$4,062

10.    STOCKHOLDERS’ EQUITY
Repurchases of common stock — In November 2012 and August 2013, the Board of Directors approved two programs, each of which provide repurchase authorizations for up to $100.0 million in shares of our common stock, expiring November 2014 and November 2015, respectively. During 2014, we repurchased 1.6 million shares at an aggregate cost of $77.0 million and fully utilized the November 2012 authorization. As of January 19, 2014, there was $59.7 million remaining under the August 2013 authorization. Repurchases of common stock included in our condensed consolidated statement of cash flows for the quarter ended January 19, 2014, includes $7.3 million related to repurchase transactions traded in fiscal 2013 and settled in 2014.

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

The following table reconciles basic weighted-average shares outstanding to diluted weighted-average shares outstanding (in thousands):

	Sixteen Weeks Ended
	January 19, 2014	January 20, 2013
Weighted-average shares outstanding – basic	42,434	42,997
Effect of potentially dilutive securities:
Stock options	765	821
Nonvested stock awards and units	372	297
Performance share awards	267	241
Weighted-average shares outstanding – diluted	43,838	44,356
Excluded from diluted weighted-average shares outstanding:
Antidilutive	151	1,097
Performance conditions not satisfied at the end of the period	52	202

12.	VARIABLE INTEREST ENTITIES
In January 2011, we formed Jack in the Box Franchise Finance, LLC (“FFE”) for the purpose of operating a franchisee lending program to assist Jack in the Box franchisees in re-imaging their restaurants. We are the sole equity investor in FFE. The lending program was comprised of a $20.0 million commitment from the Company in the form of a capital note and an $80.0 million Senior Secured Revolving Securitization Facility entered into with a third party. The lending period and the revolving period expired in June 2012. At January 19, 2014, we had no borrowings under the FFE Facility and we do not plan to make any further contributions.
We have determined that FFE is a VIE, and that the Company is the primary beneficiary. We considered a variety of factors in identifying the primary beneficiary of FFE including, but not limited to, who holds the power to direct matters that most significantly impact FFE’s economic performance (such as determining the underwriting standards and credit management policies), as well as what party has the obligation to absorb the losses of FFE. Based on these considerations,

JACK IN THE BOX INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

we have determined that the Company is the primary beneficiary and the entity is reflected in the accompanying condensed consolidated financial statements.
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
The FFE’s balance sheet consisted of the following at the end of each period (in thousands):

	January 19, 2014	September 29, 2013
Cash	$—	$250
Other current assets (1)	2,432	2,368
Other assets, net (1)	7,674	8,367
Total assets	$10,106	$10,985

Current liabilities	$3,034	$3,010
Other long-term liabilities (2)	7,129	8,076
Retained earnings	(57)	(101)
Total liabilities and stockholders’ equity	$10,106	$10,985
____________________________

(1)	Consists primarily of amounts due from franchisees.

(2)	Consists primarily of the capital note contributions from Jack in the Box which are eliminated in consolidation.
The Company’s maximum exposure to loss is equal to its outstanding contributions as of January 19, 2014. This amount represents estimated losses that would be incurred should all franchisees default on their loans without any consideration of recovery. To offset the credit risk associated with the Company’s variable interest in FFE, the Company holds a security interest in the assets of FFE subordinate and junior to all other obligations of FFE.

13.    CONTINGENCIES AND LEGAL MATTERS
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
Gessele v. Jack in the Box Inc. —  In August 2010, five former employees instituted litigation in federal court in Oregon alleging claims under the federal Fair Labor Standards Act (“FLSA”) and Oregon wage and hour laws.  The plaintiffs allege that the Company failed to pay non-exempt employees for certain meal breaks and improperly made payroll deductions for shoe purchases and for workers’ compensation expenses.  In April 2013, the district court: (i) granted certification of the Oregon state law claims with respect to payroll deductions for shoe purchases and workers’ compensation expenses, (ii) granted conditional certification for these same claims under the FLSA, and (iii) denied certification for meal break claims under both federal and Oregon law.  We intend to vigorously defend against this lawsuit.  We have made an accrual for a single claim for which we believe a loss is both probable and estimable.  This accrued loss contingency did not have a material effect on our results of operations. Due to the procedural status of the other claims in this case, we have not established a loss contingency accrual for these claims as the liability with respect to these claims is not probable and we are currently unable to estimate a range of loss. Nonetheless, an unfavorable resolution of this matter could have a material adverse effect on our business, results of operations, liquidity or financial condition.

JACK IN THE BOX INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Other Legal Matters — In addition to the matter described above, the Company is subject to normal and routine litigation brought by former, current or prospective employees, customers, franchisees, vendors, landlords, shareholders or others.  We intend to defend ourselves in any such matters.  Although the Company currently believes that the ultimate determination of liability in connection with legal claims pending against it, if any, in excess of amounts already provided for these matters in the consolidated financial statements will not have a material adverse effect on our business, the Company’s annual results of operations, liquidity or financial position, it is possible that our results of operations, liquidity, or financial position could be materially affected in a particular future reporting period by the unfavorable resolution of one or more of these matters or contingencies during such period. In addition, some of these matters may be covered, at least in part, by insurance. Our insurance liability (undiscounted) and reserves are established in part by using independent actuarial estimates of expected losses for reported claims and for estimating claims incurred but not reported. In addition, some of these matters may be covered, at least in part, by insurance. As of January 19, 2014, our estimated liability for general liability and workers’ compensation claims exceeded our self-insurance retention limits by $22.9 million, which we expect our insurance providers to pay on our behalf in accordance with the contractual terms of our insurance policies.
Lease Guarantees — In connection with the sale of the distribution business, we have assigned the leases at two of our distribution centers to third parties. Under these agreements, which expire in 2015 and 2017, the Company remains secondarily liable for the lease payments for which we were responsible under the original lease. As of January 19, 2014, the amount remaining under these lease guarantees totaled $2.2 million. We have not recorded a liability for the guarantees as the likelihood of the third party defaulting on the assignment agreements was deemed to be less than probable.

14.	SEGMENT REPORTING
Our principal business consists of developing, operating and franchising our Jack in the Box and Qdoba restaurant concepts, each of which we consider reportable operating segments. Since the beginning of 2012, we have been engaged in restructuring activities related to our internal organization and have now instituted a shared-services model (refer also to Note 6, Impairment, Disposition of Property and Equipment, Restaurant Closing Costs and Restructuring). As a result, in fiscal 2014, our chief operating decision makers, which consist of a collective group of executive leadership, revised the method by which they determine performance and strategy for our segments. This change was made to reflect a shared-services model whereby each brand’s results of operations are assessed separately and do not include costs related to certain corporate functions which support both brands. This segment reporting structure reflects the Company’s current management structure, internal reporting method and financial information used in deciding how to allocate Company resources. Based upon certain quantitative thresholds, each operating segment is considered a reportable segment. This change to our segment reporting did not change our reporting units for goodwill.

JACK IN THE BOX INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

We measure and evaluate our segments based on segment revenues and earnings from operations. The reportable segments do not include an allocation of the costs related to shared service functions, such as accounting/finance, human resources, audit services, legal, tax and treasury; nor do they include unallocated costs such as pension expense and share-based compensation. These costs are reflected in the caption “Shared services and unallocated costs,” and therefore, the measure of segment profit or loss is before such items. As it was impractical to recast prior period information, 2014 segment information is reported under both the old basis and new basis of segmentation (in thousands):

	Sixteen Weeks Ended
	January 19, 2014	January 19, 2014	January 20, 2013
	(New)	(Old)
Revenues by segment:
Jack in the Box restaurant operations segment	$349,824	$349,824	$367,576
Qdoba restaurant operations segment	100,257	100,257	86,759
Consolidated revenues	$450,081	$450,081	$454,335
Earnings from operations by segment:
Jack in the Box restaurant operations segment	$76,366	$48,251	$37,217
Qdoba restaurant operations segment	9,606	8,995	6,006
FFE operations (1)	—	(42)	(49)
Shared services and unallocated costs	(29,229)	—	—
Gains on the sale of company-operated restaurants	461	—	—
Consolidated earnings from operations	$57,204	$57,204	$43,174
Total depreciation expense by segment:
Jack in the Box restaurant operations segment	$20,851	$22,990	$23,683
Qdoba restaurant operations segment	5,230	5,230	4,689
Shared services and unallocated costs	2,139	—	—
Consolidated depreciation expense	$28,220	$28,220	$28,372
____________________________
(1)    FFE operations are included in the Jack in the Box operations segment under the new basis of segmentation.
Interest income and expense, income taxes and total assets are not reported for our segments, in accordance with our method of internal reporting.

The following table provides detail of the change in the balance of goodwill for each of our reportable segments (in thousands):

	Qdoba	Jack in the Box	Total
Balance at September 29, 2013	$100,597	$48,391	$148,988
Additions	—	256	256
Disposals	—	(9)	(9)
Balance at January 19, 2014	$100,597	$48,638	$149,235
Refer to Note 3, Summary of Refranchisings, Franchise Development and Acquisitions, for information regarding the transactions resulting in the changes in goodwill.

15.	SUPPLEMENTAL CONSOLIDATED CASH FLOW INFORMATION (in thousands)

	January 19, 2014	January 20, 2013
Cash paid during the year for:
Interest, net of amounts capitalized	$5,357	$5,573
Income tax payments	$16,684	$12,357

JACK IN THE BOX INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

16.	SUPPLEMENTAL CONSOLIDATED BALANCE SHEET INFORMATION (in thousands)

	January 19, 2014	September 29, 2013
Other assets, net:
Company-owned life insurance policies	$97,821	$94,704
Deferred tax assets	89,329	88,833
Other	81,285	82,223
	$268,435	$265,760
Accrued liabilities:
Payroll and related taxes	$34,625	$46,970
Sales and property taxes	13,822	11,386
Advertising	14,295	17,706
Insurance	35,017	35,209
Lease commitments related to closed or refranchised locations	9,844	12,737
Other	25,236	29,878
	$132,839	$153,886
Other long-term liabilities:
Pension plans	$101,815	$105,968
Straight-line rent accrual	50,397	50,726
Other	125,068	129,430
	$277,280	$286,124

17.	SUBSEQUENT EVENTS

In February 2014, the Board of Directors authorized an additional $200.0 million stock-buyback program that expires in November 2015.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
GENERAL
All comparisons between 2014 and 2013 refer to the 16-weeks (“quarter”) ended January 19, 2014 and January 20, 2013, respectively, unless otherwise indicated.
For an understanding of the significant factors that influenced our performance during the quarterly periods ended January 19, 2014 and January 20, 2013, our Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) should be read in conjunction with the Condensed Consolidated Financial Statements and related Notes included in this Quarterly Report and our Annual Report on Form 10-K for the fiscal year ended September 29, 2013.
Our MD&A consists of the following sections:

•	Overview — a general description of our business and 2014 highlights.

•	Financial reporting — a discussion of changes in presentation.

•	Results of operations — an analysis of our consolidated statements of earnings for the periods presented in our condensed consolidated financial statements.

•	Liquidity and capital resources — an analysis of our cash flows including capital expenditures, share repurchase activity, known trends that may impact liquidity and the impact of inflation.

•	Discussion of critical accounting estimates — a discussion of accounting policies that require critical judgments and estimates.

•	New accounting pronouncements — a discussion of new accounting pronouncements, dates of implementation and the impact on our consolidated financial position or results of operations, if any.

•
Cautionary statements regarding forward-looking statements — a discussion of the risks and uncertainties that may cause our actual results to differ materially from any forward-looking statements made by management.

OVERVIEW
As of January 19, 2014, we operated and franchised 2,254 Jack in the Box quick-service restaurants, primarily in the western and southern United States, and 620 Qdoba Mexican Grill (“Qdoba”) fast-casual restaurants throughout the United States and including three in Canada.
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

The following summarizes the most significant events occurring in 2014 and certain trends compared to a year ago:

•	Restaurant Sales — Sales at restaurants open more than one year (“same-store sales”) changed as follows:

	Sixteen Weeks Ended
	January 19, 2014	January 20, 2013
Jack in the Box:
Company	2.1%	2.1%
Franchise	1.8%	1.8%
System	1.9%	1.9%
Qdoba:
Company (1)	2.0%	1.7%
Franchise	2.6%	0.5%
System (1)	2.3%	1.1%
__________________________________________

(1)	Same-store sales for 2013 have been restated to exclude sales for restaurants reported as discontinued operations.

•
Commodity Costs — Commodity costs increased approximately 1.7% and 0.1% at our Jack in the Box and Qdoba restaurants, respectively, in 2014 compared to a year ago. We expect our overall commodity costs to increase approximately 1.0% in fiscal 2014.

•	New Unit Development — We opened 5 Jack in the Box locations and 14 Qdoba locations system-wide.

•
Franchising Program — Qdoba and Jack in the Box franchisees opened a total of 13 restaurants. Our Jack in the Box system was approximately 79% franchised at the end of the first quarter and we plan to ultimately increase franchise ownership to 80% to 85%.

•
Share Repurchases — Pursuant to a share repurchase program authorized by our Board of Directors, we repurchased 1.6 million shares of our common stock at an average price of $48.80 per share, including the cost of brokerage fees.

FINANCIAL REPORTING
The condensed consolidated statements of earnings for all periods presented have been prepared reflecting the results of operations for the 2013 Qdoba Closures and charges incurred as a result of closing these restaurants as discontinued operations. The results of operations and costs incurred to outsource our distribution business are also reflected as discontinued operations for all periods presented. Refer to Note 2, Discontinued Operations, in the notes to our condensed consolidated financial statements for more information.

RESULTS OF OPERATIONS

The following table presents certain income and expense items included in our condensed consolidated statements of earnings as a percentage of total revenues, unless otherwise indicated. Percentages may not add due to rounding.
CONSOLIDATED STATEMENTS OF EARNINGS DATA

	Sixteen Weeks Ended
	January 19, 2014	January 20, 2013
Revenues:
Company restaurant sales	75.3%	76.8%
Franchise revenues	24.7%	23.2%
Total revenues	100.0%	100.0%
Operating costs and expenses, net:
Company restaurant costs:
Food and packaging (1)	31.9%	32.3%
Payroll and employee benefits (1)	27.7%	28.5%
Occupancy and other (1)	22.0%	22.2%
Total company restaurant costs (1)	81.7%	83.0%
Franchise costs (1)	49.9%	49.8%
Selling, general and administrative expenses	13.1%	14.7%
Impairment and other charges, net	0.4%	0.7%
Gains on the sale of company-operated restaurants	(0.1)%	(0.2)%
Earnings from operations	12.7%	9.5%
Income tax rate (2)	37.3%	30.9%
____________________________

(1)	As a percentage of the related sales and/or revenues.

(2)	As a percentage of earnings from continuing operations and before income taxes.
The following table presents Jack in the Box and Qdoba company restaurant sales, costs and costs as a percentage of the related sales. Percentages may not add due to rounding.
SUPPLEMENTAL COMPANY-OPERATED RESTAURANTS STATEMENTS OF EARNINGS DATA
(Dollars in thousands)

	Sixteen Weeks Ended
	January 19, 2014		January 20, 2013
Jack in the Box:
Company restaurant sales	$243,871		$267,176
Company restaurant costs:
Food and packaging	79,865	32.7%	87,798	32.9%
Payroll and employee benefits	67,482	27.7%	77,002	28.8%
Occupancy and other	49,987	20.5%	56,589	21.2%
Total company restaurant costs	$197,334	80.9%	$221,389	82.9%
Qdoba:
Company restaurant sales	$94,957		$81,730
Company restaurant costs:
Food and packaging	28,373	29.9%	24,739	30.3%
Payroll and employee benefits	26,334	27.7%	22,574	27.6%
Occupancy and other	24,722	26.0%	20,780	25.4%
Total company restaurant costs	$79,429	83.6%	$68,093	83.3%

The following table summarizes the changes in the number and mix of Jack in the Box (“JIB”) and Qdoba company and franchise restaurants:

	January 19, 2014			January 20, 2013
	Company	Franchise	Total	Company	Franchise	Total
Jack in the Box:
Beginning of year	465	1,786	2,251	547	1,703	2,250
New	—	5	5	3	6	9
Acquired from franchisees	4	(4)	—	1	(1)	—
Closed	—	(2)	(2)	—	(4)	(4)
End of period	469	1,785	2,254	551	1,704	2,255
% of JIB system	21%	79%	100%	24%	76%	100%
% of consolidated system	61%	85%	78%	63%	85%	78%
Qdoba:
Beginning of year	296	319	615	316	311	627
New	6	8	14	3	14	17
Acquired from franchisees	—	—	—	6	(6)	—
Closed	(1)	(8)	(9)	—	(8)	(8)
End of period	301	319	620	325	311	636
% of Qdoba system	49%	51%	100%	51%	49%	100%
% of consolidated system	39%	15%	22%	37%	15%	22%
Consolidated:
Total system	770	2,104	2,874	876	2,015	2,891
% of consolidated system	27%	73%	100%	30%	70%	100%

Revenues
As we execute our refranchising strategy for Jack in the Box, which includes the sale of restaurants to franchisees, we expect the number of company-operated restaurants and the related sales to decrease while revenues from franchise restaurants increase. As such, company restaurant sales decreased $10.1 million in 2014 as compared to the prior year. The decrease in restaurant sales is due primarily to a decrease in the average number of Jack in the Box company-operated restaurants, partially offset by an increase in average unit sales volumes (“AUVs”) at our Jack in the Box restaurants and an increase in the number of Qdoba company-operated restaurants.
The following table presents the approximate impact of these increases (decreases) on company restaurant sales (in thousands):

Decrease in the average number of Jack in the Box restaurants	$(42,300)
Jack in the Box AUV increase	19,000
Increase in the average number of Qdoba restaurants	13,300
Qdoba AUV decrease	(100)
Total decrease in company restaurant sales	$(10,100)
Same-store sales at Jack in the Box company-operated restaurants increased 2.1% in the quarter primarily driven by price increases and favorable product mix changes. Same-store sales at Qdoba company-operated restaurants increased 2.0% in the quarter primarily driven by the impact of decreased promotional activity and higher catering sales, which were partially offset by a decline in transactions. The following table summarizes the change in company-operated same-store sales:

Jack in the Box:
Transactions	(0.7)%
Average check (1)	2.8%
Change in same-store sales	2.1%
Qdoba:
Change in same-store sales (2)	2.0%
____________________________

(1)	Includes price increases of approximately 2.6%.

(2)	Includes price increases of approximately 0.4%.
Franchise revenues increased $5.8 million in 2014 as compared to a year ago, primarily reflecting an increase in the average number of Jack in the Box franchise restaurants. To a lesser extent, a reduction in re-image contributions and higher AUVs at Qdoba and Jack in the Box franchised restaurants also contributed to the increase in franchise revenues. The following table reflects the detail of our franchise revenues in each period and other information we believe is useful in analyzing the change in franchise revenues (dollars in thousands):

	Sixteen Weeks Ended
	January 19, 2014	January 20, 2013
Royalties	$42,701	$40,278
Rents	67,058	63,952
Re-image contributions to franchisees	—	(613)
Franchise fees and other	1,494	1,812
Franchise revenues	$111,253	$105,429
% increase	5.5%
Average number of franchise restaurants	2,105	2,014
% increase	4.5%
Changes in franchise-operated same-store sales:
Jack in the Box	1.8%	1.8%
Qdoba	2.6%	0.5%
Royalties as a percentage of estimated franchise restaurant sales:
Jack in the Box	5.2%	5.2%
Qdoba	4.9%	4.9%
Operating Costs and Expenses
Food and packaging costs decreased to 31.9% of company restaurant sales in 2014 from 32.3% a year ago. The lower percentage in 2014 relates to the benefits of selling price increases and favorable product mix at our Jack in the Box restaurants, reduced promotional activity at our Qdoba restaurants and a greater proportion of Qdoba company restaurants which generally have lower food and packaging costs than our Jack in the Box restaurants. These benefits were partially offset by higher commodity costs which increased 1.7% and 0.1% at our Jack in the Box and Qdoba restaurants, respectively. Costs were higher for pork, beef, potatoes, produce and bakery. We expect overall commodity costs for fiscal 2014 to increase approximately 1.0%. Beef represents the largest portion, or approximately 20%, of the Company’s overall commodity spend. We typically do not enter into fixed price contracts for our beef needs. For the full year, we currently expect beef costs to increase approximately 2.0% - 3.0%.
Payroll and employee benefit costs decreased to 27.7% of company restaurant sales in the quarter compared to 28.5% a year ago. This decrease reflects leverage from higher Jack in the Box AUVs and the benefits of refranchising Jack in the Box restaurants, which were partially offset by higher levels of incentive compensation at both brands. The July 2014 minimum wage increase in California is expected to negatively impact payroll and employee benefit costs by approximately 20 basis points for the fiscal year.

Occupancy and other costs improved to 22.0% of company restaurant sales in 2014 compared with 22.2% last year. The lower percentage in 2014 is due primarily to leverage from AUV increases at our Jack in the Box brand and the benefits of refranchising Jack in the Box restaurants. These benefits were partially offset in both years by higher depreciation expense related to Jack in the Box restaurant enhancement programs, higher maintenance and repair costs at our Qdoba restaurants, and a greater proportion of Qdoba company-operated restaurants which generally have a higher occupancy and other costs rate than our Jack in the Box restaurants.
Franchise costs, principally rents and depreciation on properties leased to Jack in the Box franchisees, increased $3.0 million in the quarter, due primarily to an increase in the number of franchised restaurants. As a percentage of the related revenues, franchise costs in the quarter increased slightly to 49.9% in 2014 from 49.8% a year ago. The percent of sales increase is primarily driven by a decrease in franchise fees and an increase in rent and depreciation costs attributable to an increase in the percentage of locations we lease to franchisees. The impact of these rate increases were partially offset by a decrease in re-image contributions to franchisees, which are recorded as a reduction of franchise revenues, and higher per store average (“PSA”) royalties driven by higher AUVs at our franchised restaurants.
Selling, general and administrative (“SG&A”) expenses decreased $7.5 million compared with the prior year primarily attributable to a $5.3 million decrease in pension and postretirement benefits, a $2.2 million decrease in advertising costs and a reduction in general and administrative costs associated with our restructuring activities. These decreases were partially offset by higher employee relocation costs. The decrease in pension and postretirement benefits principally relates to the change in discount rates as compared with a year ago and lump sum payments made to vested and terminated participants in 2013. Our refranchising strategy has resulted in a decrease in the number of Jack in the Box company-operated restaurants and the related overhead expenses to manage and support those restaurants, including advertising costs, which are primarily contributions to our marketing fund determined as a percentage of restaurant sales. As such, advertising costs decreased at Jack in the Box. Advertising costs were also lower at our Qdoba brand due to changes in the timing of advertising activities.
Impairment and other charges, net is comprised of the following (in thousands):

	Sixteen Weeks Ended
	January 19, 2014	January 20, 2013
Impairment charges	$95	$2,522
Losses on the disposition of property and equipment, net	952	(832)
Costs of closed restaurants (primarily lease obligations) and other	564	751
Restructuring costs	298	812
	$1,909	$3,253
Impairment and other charges, net decreased $1.3 million in the quarter primarily related to a decrease in impairment charges associated with closed or underperforming Jack in the Box restaurants and a decline in restructuring costs incurred in connection with the comprehensive review of our organization structure. These decreases were partially offset by income of $2.1 million recognized in 2013 from the resolution of two eminent domain matters involving Jack in the Box restaurants. Refer to Note 6, Impairment, Disposition of Property and Equipment, Restaurant Closing Costs and Restructuring, of the notes to the condensed consolidated financial statements for additional information regarding costs associated with closed restaurants.
Gains on the sale of company-operated restaurants were $0.5 million and $0.7 million, in 2014 and 2013, respectively, and represent additional gains recognized upon the extension of the underlying franchise and lease agreements related to restaurants sold in a prior year.
Interest Expense, Net
Interest expense, net is comprised of the following (in thousands):

	Sixteen Weeks Ended
	January 19, 2014	January 20, 2013
Interest expense	$4,739	$5,816
Interest income	(197)	(451)
Interest expense, net	$4,542	$5,365
Interest expense, net decreased $0.8 million in 2014 primarily due to the inclusion of a $0.9 million charge in 2013 to write-off deferred financing fees in connection with the refinancing of our credit facility and lower average borrowings and interest rates in 2014. The impact of these decreases was partially offset by a decrease in interest income resulting from a decline in notes receivable related to refranchising transactions.
Income Taxes
The tax rate in 2014 was 37.3% in the quarter, compared with 30.9% a year ago. The change in rates was impacted by the reauthorization of the Work Opportunity Tax Credit (“WOTC”) in the first quarter of fiscal 2013, which resulted in higher tax credits. The tax rates in all periods were impacted by the market performance of insurance investment products used to fund certain non-qualified retirement plans. Changes in the cash value of the insurance products are not included in taxable income. We expect the fiscal year tax rate to be approximately 37.0% - 38.0%. The annual tax rate cannot be determined until the end of the fiscal year; therefore, the actual rate could differ from our current estimates.
Earnings from Continuing Operations
Earnings from continuing operations were $33.0 million, or $0.75 per diluted share, in the quarter compared with $26.1 million, or $0.59 per diluted share, a year ago.
Losses from Discontinued Operations, Net
As described in Note 2, Discontinued Operations, in the notes to the condensed consolidated financial statements, the results of operations from our distribution business and the 2013 Qdoba Closures have been reported as discontinued operations for all periods presented.
Losses from discontinued operations, net of tax are as follows for each discontinued operation (in thousands):

	Sixteen Weeks Ended
	January 19, 2014	January 20, 2013
Distribution business	$(357)	$(3,255)
2013 Qdoba Closures	(367)	(2,165)
	$(724)	$(5,420)
In 2014, the loss from discontinued operations related to our distribution business primarily includes insurance settlement costs and lease commitment charges. In 2014, the loss from discontinued operations related to the 2013 Qdoba Closures primarily includes asset impairment charges, ongoing facility costs and broker commissions, partially offset by favorable lease commitment adjustments.
These losses from discontinued operations reduced diluted earnings per share by the following in each period:

	Sixteen Weeks Ended
	January 19, 2014	January 20, 2013
Distribution business	$(0.01)	$(0.07)
2013 Qdoba Closures	(0.01)	(0.05)
	$(0.02)	$(0.12)

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
Cash Flows
The table below summarizes our cash flows from operating, investing and financing activities (in thousands):

	Sixteen Weeks Ended
	January 19, 2014	January 20, 2013
Total cash provided by (used in):
Operating activities	$23,652	$89,965
Investing activities	(19,557)	(24,315)
Financing activities	(3,811)	(64,577)
Effect of exchange rate changes	5	—
Net increase in cash and cash equivalents	$289	$1,073
Operating Activities. Operating cash flows decreased $66.3 million compared with a year ago due primarily to the outsourcing of our distribution business in the first quarter of fiscal 2013, which freed up working capital previously tied up in franchise receivables and distribution inventory. Additionally, payments for accrued advertising increased $13.3 million compared to the same period a year ago which also contributed to the decrease in operating cash flows.
Investing Activities. Cash used in investing activities decreased $4.8 million compared with a year ago due primarily to a decrease in cash used to purchase assets held for sale and leaseback and acquire franchise-operated restaurants, partially offset by a decrease in proceeds from the sale of assets held for sale and leaseback.

Capital Expenditures — The composition of capital expenditures in each period follows (in thousands):

	Sixteen Weeks Ended
	January 19, 2014	January 20, 2013
Jack in the Box:
New restaurants	$1,240	$219
Restaurant facility expenditures	8,239	11,485
Other, including corporate	2,814	2,552
	12,293	14,256
Qdoba:
New restaurants	6,924	5,480
Other, including corporate	2,093	1,658
	9,017	7,138

Consolidated capital expenditures	$21,310	$21,394
Our capital expenditure program includes, among other things, investments in new locations, restaurant remodeling, new equipment and information technology enhancements. Capital expenditures remained fairly flat compared to a year ago as a decrease in spending related to Jack in the Box restaurant facilities was offset by an increase in spending related to new Qdoba and Jack in the Box restaurants. We expect fiscal 2014 capital expenditures to be approximately $75-$85 million. We plan to open approximately 3 Jack in the Box and 20 Qdoba company-operated restaurants in 2014.
Sale of Company-Operated Restaurants — No restaurants were sold to franchisees during the 16-weeks ended January 19, 2014 and January 20, 2013. As of January 19, 2014, we classified as assets held for sale $2.0 million relating to Jack in the Box operating restaurant properties that we expect to sell to franchisees during the next 12 months and for which we have a signed letter of intent.
Assets Held for Sale and Leaseback — We use sale and leaseback financing to lower the initial cash investment in our Jack in the Box restaurants to the cost of the equipment, whenever possible. The following table summarizes the cash flow activity related to sale and leaseback transactions in each period (dollars in thousands):

	Sixteen Weeks Ended
	January 19, 2014	January 20, 2013
Number of restaurants sold and leased back	1	7

Proceeds from the sale of assets	$1,807	$13,513
Purchases of assets intended for sale and leaseback	$—	$(13,357)
As of January 19, 2014, we had investments of $3.6 million in 2 operating restaurant properties that we expect to sell and leaseback during the next 12 months.
Acquisition of Franchise-Operated Restaurants — In 2014, we acquired four Jack in the Box franchise restaurants. In 2013, we acquired six Qdoba franchise restaurants and exercised our right of first refusal to acquire one Jack in the Box franchise restaurant. The following table details franchise-operated restaurant acquisition activity (dollars in thousands):

	Sixteen Weeks Ended
	January 19, 2014	January 20, 2013
Number of Jack in the Box restaurants acquired from franchisees	4	1
Number of Qdoba restaurants acquired from franchisees	—	6
Cash used to acquire franchise-operated restaurants	$1,750	$7,800
The purchase prices were primarily allocated to property and equipment, goodwill and reacquired franchise rights. For additional information, refer to Note 3, Summary of Refranchisings, Franchise Development and Acquisitions, of the notes to the condensed consolidated financial statements.

Financing Activities. Cash flows used in financing activities decreased $60.8 million compared with a year ago primarily attributable to decreases in payments made under our credit facility, an increase in proceeds from the issuance of common stock and the change in our book overdraft related to the timing of working capital receipts and disbursements. These decreases in cash outflows were partially offset by decreases in borrowings under our credit facility as well as an increase in repurchases of common stock.
Credit Facility — Our credit facility is comprised of (i) a $400.0 million revolving credit facility and (ii) a $200.0 million term loan, both maturing on November 5, 2017, and both bearing interest at London Interbank Offered Rate (“LIBOR”) plus 2.00%, as of January 19, 2014. As part of the credit agreement, we may also request the issuance of up to $75.0 million in letters of credit, the outstanding amount of which reduces the net borrowing capacity under the agreement. The credit facility requires the payment of an annual commitment fee based on the unused portion of the credit facility. The credit facility’s interest rate is based on the Company’s financial leverage ratio, as defined in the credit agreement, and can range from LIBOR plus 1.75% to 2.25% with no floor. We may make voluntary prepayments of the loans under the revolving credit facility and term loan at any time without premium or penalty. Specific events, such as asset sales, certain issuances of debt, and insurance and condemnation recoveries, could trigger a mandatory prepayment.
At January 19, 2014, we had $180.0 million outstanding under the term loan, borrowings under the revolving credit facility of $235.0 million and letters of credit outstanding of $23.0 million.
We are subject to a number of customary covenants under our credit facility, including limitations on additional borrowings, acquisitions, loans to franchisees, capital expenditures, lease commitments, stock repurchases, dividend payments and requirements to maintain certain financial ratios defined in our credit agreement. We were in compliance with all covenants as of January 19, 2014.
Interest Rate Swaps — To reduce our exposure to rising interest rates under our variable rate debt, we consider interest rate swaps. In August 2010, we entered into two forward-looking swaps that effectively convert the first $100.0 million of our variable rate term loan to a fixed-rate basis from September 2011 through September 2014. Based on the term loan’s applicable margin of 2.00% as of January 19, 2014, these agreements would have an average pay rate of 1.54%, yielding an “all-in” fixed rate of 3.54%. For additional information related to our interest rate swaps, refer to Note 5, Derivative Instruments, of the notes to the condensed consolidated financial statements.
Repurchases of Common Stock — In November 2012 and August 2013, the Board of Directors approved two programs, each of which provide repurchase authorizations for up to $100.0 million in shares of our common stock, expiring November 2014 and November 2015, respectively. During 2014, we repurchased 1.6 million shares at an aggregate cost of $77.0 million and fully utilized the November 2012 authorization. As of January 19, 2014, there was $59.7 million remaining under the August 2013 authorization. Repurchases of common stock included in our condensed consolidated statement of cash flows for the quarter ended January 19, 2014, includes $7.3 million related to repurchase transactions traded in fiscal 2013 and settled in 2014. In February 2014, the Board of Directors authorized an additional $200.0 million stock -buyback program that expires in November 2015.
Off-Balance Sheet Arrangements
We are not a party to any off-balance sheet arrangements that have, or are reasonably likely to have, a current or future material effect on our financial condition, changes in financial condition, results of operations, liquidity, capital expenditures or capital resources.
DISCUSSION OF CRITICAL ACCOUNTING ESTIMATES
Critical accounting estimates are those the Company believes are most important for the portrayal of the Company’s financial condition and results and that require management’s most subjective and complex judgments. Judgments and uncertainties regarding the application of these policies may result in materially different amounts being reported under various conditions or using different assumptions. There have been no material changes to the critical accounting estimates previously disclosed in the Company’s Annual Report on Form 10-K for the fiscal year ended September 29, 2013.
NEW ACCOUNTING PRONOUNCEMENTS
Accounting standards that have been issued by the FASB or other standards-setting bodies that do not require adoption until a future date are not expected to have a material impact on our condensed consolidated financial statements upon adoption.

CAUTIONARY STATEMENTS REGARDING FORWARD-LOOKING STATEMENTS
This report contains forward-looking statements within the meaning of the federal securities laws. Any statements contained herein that are not historical facts may be deemed to be forward-looking statements. Forward-looking statements may be identified by words such as “anticipate,” “assume,” “believe,” “estimate,” “expect,” “forecast,” “goals,” “guidance,” “intend,” “plan,” “project,” “may,” “will,” “would”, “should” and similar expressions. These statements are based on management’s current expectations, estimates, forecasts and projections about our business and the industry in which we operate. These estimates and assumptions involve known and unknown risks, uncertainties, and other factors that are in some cases beyond our control. Factors that may cause our actual results to differ materially from any forward-looking statements include, but are not limited to:

•
Food service businesses such as ours may be materially and adversely affected by changes in consumer preferences or dining habits, and economic, political and socioeconomic conditions. Adverse economic conditions such as unemployment and decreased discretionary spending may result in reduced restaurant traffic and sales and impose practical limits on pricing. We are also subject to geographic concentration risks, with nearly 70% of system Jack in the Box restaurants located in California and Texas.

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

•	We are reliant on third party suppliers and distributors, and any shortages or interruptions in supply could adversely affect the availability, quality and cost of ingredients.

•	Our business can be materially and adversely affected by severe weather conditions, which can result in lost restaurant sales, supply chain interruptions and increased costs.

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

•
There are risks associated with our franchise business model, including the demand for our franchises, the selection of appropriate franchisees and whether our franchisees and new restaurant developers will have the capabilities to be effective operators and remain aligned with us on operating, promotional and capital-intensive initiatives, in an ever-changing competitive environment. Additionally, our franchisees and operators could experience operational, financial or other challenges that could affect payments to us of rents and/or royalties, or could damage our brand and reputation.

•
The restaurant industry is highly competitive with respect to price, service, location, brand identification and menu quality and innovation. We cannot assure that we will be able to effectively respond to aggressive competitors (including competitors with significantly greater financial resources); or that our competitive strategies will increase our same-store sales and AUVs; or that our new products, service initiatives, overall strategies or execution of those strategies will be successful.

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

•
A material failure or interruption of service or a breach in security of our information technology systems or databases could cause reduced efficiency in operations, loss or misappropriation of data or business interruptions. In addition, costs of compliance with increasing and changing regulations regarding information security may affect our financial results.

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

•
We have a significant amount of indebtedness, which could adversely affect our business and our ability to meet our obligations. Our ability to repay expected borrowings under our credit facility and to meet our other debt or contractual obligations will depend upon our future performance and our cash flows from operations, both of which are subject to prevailing economic conditions and financial, business and other known and unknown risks and uncertainties, certain of which are beyond our control.

•	Changes in accounting standards, policies or related interpretations by accountants or regulatory entities may negatively impact our results.

•
We are subject to litigation which is inherently unpredictable and can result in unfavorable resolutions where the amount of ultimate loss may exceed our estimated loss contingencies, impose other costs related to defense of claims, or distract management from our operations.

These and other factors are identified and described in more detail in our filings with the Securities and Exchange Commission, including, but not limited to: the “Discussion of Critical Accounting Estimates” and other sections in this Form 10-Q and the “Risk Factors” section of our most recent Annual Report on Form 10-K for the fiscal year ended September 29, 2013 (“Form 10-K”). These documents may be read free of charge on the SEC’s website at www.sec.gov. Potential investors are urged to consider these factors, more fully described in our Form 10-K, carefully in evaluating any forward-looking statements, and are cautioned not to place undue reliance on the forward-looking statements. All forward-looking statements are made only as of the date issued, and we do not undertake any obligation to update any forward-looking statements.

ITEM 3.        QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Our primary exposure to risks relating to our financial instruments is changes in interest rates. Our credit facility, which is comprised of a revolving credit facility and a term loan, bears interest at an annual rate equal to the prime rate of LIBOR plus an applicable margin based on a financial leverage ratio. As of January 19, 2014, the applicable margin for the LIBOR-based revolving loans and term loan was set at 2.00%.
We use interest rate swap agreements to reduce exposure to interest rate fluctuations. In August 2010, we entered into two interest rate swap agreements that effectively convert $100.0 million of our variable rate term loan borrowings to a fixed-rate basis beginning September 2011 through September 2014. Based on the term loan’s applicable margin of 2.00% as of January 19, 2014, these agreements would have an average pay rate of 1.54%, yielding a fixed rate of 3.54%.
A hypothetical 100 basis point increase in short-term interest rates, based on the outstanding unhedged balance of our revolving credit facility and term loan at January 19, 2014, would result in an estimated increase of $3.2 million in annual interest expense.
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
ITEM 4.        CONTROLS AND PROCEDURES
Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures
Based on an evaluation of the Company’s disclosure controls and procedures (as defined in Rules 13a - 15 and 15d - 15 of the Securities Exchange Act of 1934, as amended), as of the end of the Company’s quarter ended January 19, 2014, the Company’s Chief Executive Officer and Chief Financial Officer (its principal executive officer and principal financial officer, respectively) have concluded that the Company’s disclosure controls and procedures were effective.

Changes in Internal Control over Financial Reporting
There have been no changes in the Company’s internal control over financial reporting that occurred during the Company’s fiscal quarter ended January 19, 2014 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.
PART II. OTHER INFORMATION
There is no information required to be reported for any items under Part II, except as follows:

ITEM 1.        LEGAL PROCEEDINGS
See Note 13, Contingencies and Legal Matters, of the notes to the unaudited condensed consolidated financial statements for a discussion of our contingencies and legal matters.

ITEM 1A.    RISK FACTORS
You should consider the risks and uncertainties described under Item 1A of Part I of our Annual Report on Form 10-K for the fiscal year ended September 29, 2013, which we filed with the SEC on November 22, 2013, together with the risks and uncertainties discussed under the heading “Cautionary Statements Regarding Forward-Looking Statements” in Item 2 of this Quarterly Report on Form 10-Q when evaluating our business and our prospects. You should also refer to the other information set forth in this Quarterly Report and in our Annual Report on Form 10-K for the fiscal year ended September 29, 2013, including our financial statements and the related notes. There have been no material changes from the risk factors as previously disclosed in our Annual Report on Form 10-K for the fiscal year ended September 29, 2013. These risks and uncertainties are not the only ones we face. Additional risks and uncertainties not presently known to us or that we currently consider immaterial may also impair our business operations. If any of the risks or uncertainties actually occurs, our business and financial results could be harmed. In that case, the market price of our common stock could decline.

ITEM 2.        UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Our credit agreement provides for up to $500.0 million for the potential payment of cash dividends and stock repurchases, subject to certain limitations based on our leverage ratio as defined in our credit agreement, of which $309.7 million remained as of January 19, 2014.
Dividends — We did not pay any cash or other dividends during the last two fiscal years and we have no current intentions to pay dividends in the foreseeable future.
Stock Repurchases — In November 2012 and August 2013, the Board of Directors approved two programs, each of which provide repurchase authorizations for up to $100.0 million in shares of our common stock, expiring November 2014 and November 2015, respectively. During the first quarter of fiscal 2014, we repurchased approximately 1.6 million shares at an aggregate cost of $77.0 million and fully utilized the November 2012 authorization. As of January 19, 2014, there was $59.7 million remaining under the August 2013 authorization. Repurchases of common stock included in our condensed consolidated statement of cash flows for the quarter ended January 19, 2014, includes $7.3 million related to repurchase transactions traded in fiscal 2013 and settled in 2014. The following table summarizes shares repurchased during the quarter ended January 19, 2014:

	(a) Total number of shares purchased	(b) Average price paid per share	(c) Total number of shares purchased as part of publicly announced programs	(d) Maximum dollar value that may yet be purchased under these programs
				$136,766,644
September 30, 2013 - October 27, 2013	50,786	$39.96	50,786	$134,736,174
October 28, 2013 - November 24, 2013	—	$—	—	$134,736,174
November 25, 2013 - December 22, 2013	586,765	$48.17	586,765	$106,458,867
December 23, 2013 - January 19, 2014	940,974	$49.63	940,974	$59,736,199
Total	1,578,525	$48.77	1,578,525

Subsequent to the end of the first quarter, in February 2014, the Board of Directors authorized an additional $200.0 million stock-buyback program that expires in November 2015.
ITEM 4.        MINE SAFETY DISCLOSURES
Not applicable.
ITEM 5.              OTHER INFORMATION
None.
ITEM 6.    EXHIBITS

Number	Description	Form	Filed with SEC
3.1	Restated Certificate of Incorporation, as amended, dated September 21, 2007	10-K	11/20/2009
3.1.1	Certificate of Amendment of Restated Certificate of Incorporation, dated September 21, 2007	8-K	9/24/2007
3.2	Amended and Restated Bylaws, dated August 7, 2013	10-Q	8/8/2013
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	—	Filed herewith
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	—	Filed herewith
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	—	Filed herewith
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	—	Filed herewith
101.INS*	XBRL Instance Document
101.SCH*	XBRL Taxonomy Extension Schema Document
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document
____________________________

*	In accordance with Regulation S-T, the XBRL-related information in Exhibit 101 to this Quarterly Report on Form 10-Q shall be deemed to be “furnished” and not “filed.”

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

JACK IN THE BOX INC.

By:	/S/ JERRY P. REBEL
Jerry P. Rebel
Executive Vice President and Chief Financial Officer (principal financial officer) (Duly Authorized Signatory)
Date: February 20, 2014