Form 10-Q
period 2014-04-13
JACK IN THE BOX INC /NEW/
filed 2014-05-15
CIK 807882

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
 ____________________________________________________
FORM 10-Q
 _______________________________________________________________________________________
QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended April 13, 2014
Commission File Number: 1-9390
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
Yes  ☐    No  ☑
As of the close of business May 9, 2014, 40,037,523 shares of the registrant’s common stock were outstanding.

JACK IN THE BOX INC. AND SUBSIDIARIES

PART I. FINANCIAL INFORMATION

ITEM 1.        CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JACK IN THE BOX INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Dollars in thousands, except share data)
(Unaudited)

	April 13, 2014	September 29, 2013
ASSETS
Current assets:
Cash and cash equivalents	$9,112	$9,644
Accounts and other receivables, net	56,317	41,749
Inventories	7,821	7,181
Prepaid expenses	45,344	19,970
Deferred income taxes	26,685	26,685
Assets held for sale	3,569	11,875
Other current assets	1,103	108
Total current assets	149,951	117,212
Property and equipment, at cost	1,507,467	1,516,913
Less accumulated depreciation and amortization	(772,567)	(746,054)
Property and equipment, net	734,900	770,859
Intangible assets, net	16,006	16,390
Goodwill	149,115	148,988
Other assets, net	264,414	265,760
	$1,314,386	$1,319,209
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current maturities of long-term debt	$10,851	$20,889
Accounts payable	32,149	36,899
Accrued liabilities	135,772	153,886
Total current liabilities	178,772	211,674
Long-term debt, net of current maturities	498,882	349,393
Other long-term liabilities	275,579	286,124
Stockholders’ equity:
Preferred stock $0.01 par value, 15,000,000 shares authorized, none issued	—	—
Common stock $0.01 par value, 175,000,000 shares authorized, 79,639,009 and 78,515,171 issued, respectively	796	785
Capital in excess of par value	337,678	296,764
Retained earnings	1,219,910	1,171,823
Accumulated other comprehensive loss	(60,508)	(62,662)
Treasury stock, at cost, 39,604,361 and 35,926,269 shares, respectively	(1,136,723)	(934,692)
Total stockholders’ equity	361,153	472,018
	$1,314,386	$1,319,209
See accompanying notes to condensed consolidated financial statements.

JACK IN THE BOX INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS
(In thousands, except per share data)
(Unaudited)

	Quarter		Year-to-Date
	April 13, 2014	April 14, 2013	April 13, 2014	April 14, 2013
Revenues:
Company restaurant sales	$257,773	$268,797	$596,602	$617,703
Franchise revenues	83,097	78,426	194,350	183,855
	340,870	347,223	790,952	801,558
Operating costs and expenses, net:
Company restaurant costs:
Food and packaging	81,422	88,036	189,660	200,572
Payroll and employee benefits	71,616	76,188	165,432	175,764
Occupancy and other	56,998	58,619	131,707	135,988
Total company restaurant costs	210,036	222,843	486,799	512,324
Franchise costs	41,996	39,661	97,507	92,149
Selling, general and administrative expenses	48,660	52,482	107,816	119,168
Impairment and other charges, net	9,056	2,373	10,965	5,625
(Gains) losses on the sale of company-operated restaurants	(1,757)	2,418	(2,218)	1,670
	307,991	319,777	700,869	730,936
Earnings from operations	32,879	27,446	90,083	70,622
Interest expense, net	4,311	3,426	8,853	8,791
Earnings from continuing operations and before income taxes	28,568	24,020	81,230	61,831
Income taxes	10,304	8,935	29,956	20,636
Earnings from continuing operations	18,264	15,085	51,274	41,195
Losses from discontinued operations, net of income tax benefit	(2,463)	(1,795)	(3,187)	(7,216)
Net earnings	$15,801	$13,290	$48,087	$33,979

Net earnings per share - basic:
Earnings from continuing operations	$0.44	$0.34	$1.22	$0.95
Losses from discontinued operations	(0.06)	(0.04)	(0.08)	(0.17)
Net earnings per share (1)	$0.38	$0.30	$1.14	$0.78
Net earnings per share - diluted:
Earnings from continuing operations	$0.43	$0.33	$1.18	$0.92
Losses from discontinued operations	(0.06)	(0.04)	(0.07)	(0.16)
Net earnings per share (1)	$0.37	$0.29	$1.11	$0.76

Weighted-average shares outstanding:
Basic	41,464	43,747	42,018	43,319
Diluted	42,632	45,274	43,336	44,736
____________________________

(1)	Earnings per share may not add due to rounding.

See accompanying notes to condensed consolidated financial statements.

JACK IN THE BOX INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Dollars in thousands)
(Unaudited)

	Quarter		Year-to-Date
	April 13, 2014	April 14, 2013	April 13, 2014	April 14, 2013

Net earnings	$15,801	$13,290	$48,087	$33,979
Cash flow hedges:
Net change in fair value of derivatives	(31)	(94)	(85)	(90)
Net loss reclassified to earnings	322	311	748	724
	291	217	663	634
Tax effect	(112)	(84)	(254)	(244)
	179	133	409	390
Unrecognized periodic benefit costs:
Actuarial losses and prior service costs reclassified to earnings	1,210	4,361	2,825	10,175
Tax effect	(464)	(1,672)	(1,084)	(3,901)
	746	2,689	1,741	6,274
Other:
Foreign currency translation adjustments	—	3	7	6
Tax effect	—	(1)	(3)	(1)
	—	2	4	5

Other comprehensive income	925	2,824	2,154	6,669

Comprehensive income	$16,726	$16,114	$50,241	$40,648
See accompanying notes to condensed consolidated financial statements.

JACK IN THE BOX INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in thousands)
(Unaudited)

	Year-to-Date
	April 13, 2014	April 14, 2013
Cash flows from operating activities:
Net earnings	$48,087	$33,979
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	49,725	52,590
Deferred finance cost amortization	1,177	1,249
Deferred income taxes	5,221	2,536
Share-based compensation expense	6,348	7,599
Pension and postretirement expense	7,410	16,772
Gains on cash surrender value of company-owned life insurance	(3,428)	(5,669)
(Gains) losses on the sale of company-operated restaurants	(2,218)	1,670
Losses on the disposition of property and equipment	1,745	416
Impairment charges and other	6,937	4,828
Loss on early retirement of debt	789	939
Changes in assets and liabilities, excluding acquisitions and dispositions:
Accounts and other receivables	(14,274)	25,227
Inventories	(640)	25,883
Prepaid expenses and other current assets	(26,368)	751
Accounts payable	1,725	(32,036)
Accrued liabilities	(13,543)	(4,256)
Pension and postretirement contributions	(7,831)	(7,052)
Other	(9,910)	(3,821)
Cash flows provided by operating activities	50,952	121,605
Cash flows from investing activities:
Purchases of property and equipment	(31,196)	(41,754)
Purchases of assets intended for sale and leaseback	(19)	(25,165)
Proceeds from the sale of assets	2,105	22,892
Proceeds from the sale of company-operated restaurants	7,842	2,866
Collections on notes receivable	1,774	2,987
Acquisitions of franchise-operated restaurants	(1,750)	(11,014)
Other	36	3,694
Cash flows used in investing activities	(21,208)	(45,494)
Cash flows from financing activities:
Borrowings on revolving credit facilities	509,000	479,000
Repayments of borrowings on revolving credit facilities	(379,000)	(539,000)
Proceeds from issuance of debt	200,000	200,000
Principal repayments on debt	(190,549)	(170,540)
Debt issuance costs	(3,527)	(4,392)
Proceeds from issuance of common stock	22,457	37,113
Repurchases of common stock	(205,453)	(40,465)
Excess tax benefits from share-based compensation arrangements	12,017	599
Change in book overdraft	4,774	(36,693)
Cash flows used in financing activities	(30,281)	(74,378)
Effect of exchange rate changes on cash and cash equivalents	5	—
Net (decrease) increase in cash and cash equivalents	(532)	1,733
Cash and cash equivalents at beginning of period	9,644	8,469
Cash and cash equivalents at end of period	$9,112	$10,202

See accompanying notes to condensed consolidated financial statements.

JACK IN THE BOX INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1.	BASIS OF PRESENTATION
Nature of operations — Founded in 1951, Jack in the Box Inc. (the “Company”) operates and franchises Jack in the Box® brand quick-service restaurants and Qdoba Mexican Grill® (“Qdoba”) brand fast-casual restaurants. The following table summarizes the number of restaurants as of the end of each period:

	April 13, 2014	April 14, 2013
Jack in the Box:
Company-operated	455	546
Franchise	1,799	1,710
Total system	2,254	2,256
Qdoba:
Company-operated	303	340
Franchise	323	307
Total system	626	647
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
Fiscal year — Our fiscal year is 52 or 53 weeks ending the Sunday closest to September 30. Fiscal years 2014 and 2013 include 52 weeks. Our first quarter includes 16 weeks and all other quarters include 12 weeks. All comparisons between 2014 and 2013 refer to the 12-weeks (“quarter”) and 28-weeks (“year-to-date”) ended April 13, 2014 and April 14, 2013, respectively, unless otherwise indicated.
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

JACK IN THE BOX INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

The following is a summary of our distribution business operating results, which are included in discontinued operations for each period (in thousands):

	Quarter		Year-to-Date
	April 13, 2014	April 14, 2013	April 13, 2014	April 14, 2013
Revenue	$—	$—	$—	$37,743
Operating loss before income tax benefit	$(124)	$(175)	$(696)	$(5,437)
The loss on the sale of the distribution business was not material to our results of operations in 2013. The year-to-date operating loss in 2014 includes $0.4 million related to insurance settlements and $0.2 million for lease commitment adjustments. Our liability for lease commitments related to our distribution centers is included in accrued liabilities and other long-term liabilities and has changed as follows during 2014 (in thousands):

	Quarter		Year-to-Date
	April 13, 2014	April 14, 2013	April 13, 2014	April 14, 2013
Balance at beginning of period	$1,127	$2,277	$1,318	$697
Additions	—	—	—	1,846
Adjustments	119	185	198	208
Cash payments	(503)	(346)	(773)	(635)
Balance at end of period	$743	$2,116	$743	$2,116
Adjustments in 2014 relate to the termination of a lease agreement and the execution of a sublease agreement. Adjustments in 2013 primarily represent revisions to certain sublease and cost assumptions due to changes in market conditions. The balance at April 13, 2014 relates to one distribution center subleased at a loss.
Qdoba restaurant closures — During the third quarter of fiscal 2013, we closed 62 Qdoba restaurants. The decision to close these restaurants was based on a comprehensive analysis that took into consideration levels of return on investment and other key operating performance metrics.
Since the closed locations were not predominantly located near those remaining in operation, we do not expect the majority of cash flows and sales lost from these closures to be recovered. In addition, there will not be any ongoing involvement or significant direct cash flows from the closed stores. Therefore, in accordance with the provisions of ASC 205, Presentation of Financial Statements, the results of operations for these restaurants are reported as discontinued operations for all periods presented.
The following is a summary of the results of operations related to the 2013 Qdoba Closures for each period (in thousands):

	Quarter		Year-to-Date
	April 13, 2014	April 14, 2013	April 13, 2014	April 14, 2013
Company restaurant sales	$—	$8,400	$—	$19,588
Operating loss before income tax benefit	$(3,828)	$(2,717)	$(4,416)	$(6,227)
In 2014, the year-to-date operating loss includes $3.0 million of unfavorable lease commitment adjustments, $0.4 million for asset impairments, $0.6 million of ongoing facility related costs and $0.3 million of broker commissions. We do not expect the remaining costs to be incurred related to this transaction to be material. Our liability for lease commitments related to the 2013 Qdoba closures is included in accrued liabilities and other long-term liabilities and has changed as follows during 2014 (in thousands):

	Quarter	Year-to-Date
Balance at beginning of period	$7,031	$10,712
Adjustments	3,265	2,979
Cash payments	(3,165)	(6,560)
Balance at end of period	$7,131	$7,131

JACK IN THE BOX INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

In 2014, adjustments primarily relate to revisions to certain sublease and cost assumptions due to changes in market conditions as well as charges to terminate 13 lease agreements. These amounts were partially offset by favorable adjustments for locations that we have subleased.

3.	INDEBTEDNESS
New credit facility — On March 19, 2014, the Company refinanced its former credit facility and entered into an amended and restated credit agreement. The new credit facility is comprised of (i) a $600.0 million revolving credit facility and (ii) a $200.0 million term loan facility. The interest rate on the new credit facility is based on the Company’s leverage ratio and can range from London Interbank Offered Rate (“LIBOR”) plus 1.25% to 2.00% with no floor. The initial interest rate was LIBOR plus 1.75%. The revolving credit facility and the term loan facility both have maturity dates of March 19, 2019. As part of the credit agreement, we may also request the issuance of up to $75.0 million in letters of credit, the outstanding amount of which reduces our net borrowing capacity under the agreement.
Use of proceeds — The Company borrowed $200.0 million under the new term loan and approximately $220.0 million under the new revolving credit facility. The proceeds from the refinancing transaction were used to repay all borrowings under the former facility and to pay related transaction fees and expenses associated with the refinance of the facility, and will also be available for permitted share repurchases, permitted dividends, permitted acquisitions, ongoing working capital requirements and other general corporate purposes. At April 13, 2014, we had borrowings under the revolving credit facility of $305.0 million, $200.0 million outstanding under the term loan and letters of credit outstanding of $23.0 million.
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
Repayments — The term loan requires amortization in the form of quarterly installments of $2.5 million from June 2014 through March 2016, $3.75 million from June 2016 through March 2018, and $5.0 million from June through December 2018 with the remainder due at the expiration of the term loan agreement in March 2019. We are required to make certain mandatory prepayments under certain circumstances and we have the option to make certain prepayments without premium or penalty. The new credit facility includes events of default (and related remedies, including acceleration and increased interest rates following an event of default) that are customary for facilities and transactions of this type.

JACK IN THE BOX INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

4.	SUMMARY OF REFRANCHISINGS, FRANCHISE DEVELOPMENT AND ACQUISITIONS
Refranchisings and franchise development — The following is a summary of the number of restaurants sold to franchisees, number of restaurants developed by franchisees and the related gains and fees recognized (dollars in thousands):

	Quarter		Year-to-Date
	April 13, 2014	April 14, 2013	April 13, 2014	April 14, 2013
Restaurants sold to franchisees	14	4	14	4
New restaurants opened by franchisees	6	9	19	29

Initial franchise fees	$755	$389	$1,154	$1,035

Net proceeds (1)	$7,374	$2,033	$7,842	$2,866
Net assets sold (primarily property and equipment)	(2,240)	(1,635)	(2,240)	(1,720)
Goodwill related to the sale of company-operated restaurants	(120)	(67)	(129)	(67)
Other	(142)	—	(140)	—
Gains on the sale of company-operated restaurants	4,872	331	5,333	1,079

Losses on anticipated sale of Jack in the Box company-operated markets	(3,115)	(2,749)	(3,115)	(2,749)

Total gains (losses) on the sale of company-operated restaurants	$1,757	$(2,418)	$2,218	$(1,670)
____________________________

(1)
Amounts in 2014 and 2013 include additional proceeds recognized upon the extension of the underlying franchise and lease agreements related to restaurants sold in a prior year of $0.7 million and $0.2 million, respectively, in the quarter and $1.2 million and $1.0 million, respectively, year-to-date.

Franchise acquisitions — During 2014, we repurchased four Jack in the Box franchise restaurants. In 2013, we acquired twelve Qdoba franchise restaurants and one Jack in the Box franchise restaurant. We account for the acquisition of franchised restaurants using the acquisition method of accounting for business combinations. The purchase price allocations were based on fair value estimates determined using significant unobservable inputs (Level 3). The goodwill recorded primarily relates to the sales growth potential of the locations acquired and is expected to be deductible for tax purposes. The following table provides detail of the combined acquisitions in each year-to-date period (dollars in thousands):

	April 13, 2014	April 14, 2013
	Jack in the Box	Qdoba	Jack in the Box	Total
Restaurants acquired from franchisees	4	12	1	13

Property and equipment	$1,398	$2,632	$145	$2,777
Reacquired franchise rights	96	106	34	140
Liabilities assumed	—	(281)	(2)	(283)
Goodwill	256	7,207	1,173	8,380
Total consideration	$1,750	$9,664	$1,350	$11,014

5.	FAIR VALUE MEASUREMENTS
Financial assets and liabilities — The following table presents the financial assets and liabilities measured at fair value on a recurring basis (in thousands):

	Total	Quoted Prices in Active Markets for Identical Assets (3) (Level 1)	Significant Other Observable Inputs (3) (Level 2)	Significant Unobservable Inputs (Level 3)
Fair value measurements as of April 13, 2014:
Non-qualified deferred compensation plan (1)	$(37,378)	$(37,378)	$—	$—
Interest rate swaps (Note 6) (2)	(527)	—	(527)	—
Total liabilities at fair value	$(37,905)	$(37,378)	$(527)	$—
Fair value measurements as of September 29, 2013:
Non-qualified deferred compensation plan (1)	$(39,135)	$(39,135)	$—	$—
Interest rate swaps (Note 6) (2)	(1,190)	—	(1,190)	—
Total liabilities at fair value	$(40,325)	$(39,135)	$(1,190)	$—

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
The fair values of the Company’s debt instruments are based on the amount of future cash flows associated with each instrument discounted using the Company’s borrowing rate. At April 13, 2014, the carrying value of all financial instruments was not materially different from fair value, as the borrowings are prepayable without penalty. The estimated fair values of our capital lease obligations approximated their carrying values as of April 13, 2014.
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
The following table presents non-financial assets and liabilities measured at fair value on a nonrecurring basis during fiscal 2014 (in thousands):

	Fair Value Measurement	Impairment Charges
Long-lived assets held and used	$619	$180
Long-lived assets held for sale	$1,844	$3,115
Long-lived asset abandoned	$—	$6,393
Long-lived assets held and used consist primarily of Jack in the Box restaurants determined to be underperforming or which we intend to close. To determine fair value, we use the income approach, which assumes that the future cash flows reflect current market expectations. The future cash flows are generally based on the assumption that the highest and best use of the asset is to sell the store to a franchisee (market participant). These fair value measurements require significant judgment using Level 3 inputs, such as discounted cash flows, which are not observable from the market, directly or indirectly. Refer to Note 7, Impairment, Disposition of Property and Equipment, Restaurant Closing Costs and Restructuring, for additional information regarding these impairment charges.
Long-lived assets held for sale were written down to fair value less costs to sell and relate to the anticipated sale of two Jack in the Box company-operated markets. We have signed letters of intent related to the sale of both markets and fair value was determined based on the terms contained therein. These impairment charges are included in gains (losses) on the sale of company-operated restaurants in the accompanying condensed consolidated statements of earnings.

JACK IN THE BOX INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

The abandoned long-lived asset relates to the impairment of a restaurant software asset we no longer plan to place in service, and for which we have determined fair value to be zero. Refer to Note 7, Impairment, Disposition of Property and Equipment, Restaurant Closing Costs and Restructuring, for additional information regarding this impairment charge.

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
Financial position — The following derivative instruments were outstanding as of the end of each period (in thousands):

	April 13, 2014		September 29, 2013
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Derivatives designated as hedging instruments:
Interest rate swaps (Note 5)	Accrued liabilities	$(527)	Accrued liabilities	$(1,190)
Total derivatives		$(527)		$(1,190)
Financial performance — The following is a summary of the accumulated other comprehensive income (“OCI”) activity related to our interest rate swap derivative instruments (in thousands):

	Location of Loss in Income	Quarter		Year-to-Date
		April 13, 2014	April 14, 2013	April 13, 2014	April 14, 2013
Losses recognized in OCI	N/A	$(31)	$(94)	$(85)	$(90)
Losses reclassified from accumulated OCI into income	Interest expense, net	$(322)	$(311)	$(748)	$(724)
Amounts reclassified from accumulated OCI into interest expense represent payments made to the counterparty for the effective portions of the interest rate swaps. During the periods presented, our interest rate swaps had no hedge ineffectiveness.

7.	IMPAIRMENT, DISPOSITION OF PROPERTY AND EQUIPMENT, RESTAURANT CLOSING COSTS AND RESTRUCTURING
Impairment and other charges, net in the accompanying condensed consolidated statements of earnings is comprised of the following (in thousands):

	Quarter		Year-to-Date
	April 13, 2014	April 14, 2013	April 13, 2014	April 14, 2013
Restaurant impairment charges	$85	$362	$180	$2,884
Losses on the disposition of property and equipment, net	749	1,261	1,701	396
Costs of closed restaurants (primarily lease obligations) and other	731	407	1,295	1,190
Restructuring costs	7,491	343	7,789	1,155
	$9,056	$2,373	$10,965	$5,625
Restaurant impairment — When events and circumstances indicate that our long-lived assets might be impaired and their carrying amount is greater than the undiscounted cash flows we expect to generate from such assets, we recognize an impairment loss as the amount by which the carrying value exceeds the fair value of the assets. Impairment charges in both periods include charges for restaurants we have closed, and additionally in 2013, charges for underperforming Jack in the Box restaurants.
Disposition of property and equipment — We also recognize accelerated depreciation and other costs on the disposition of property and equipment. When we decide to dispose of a long-lived asset, depreciable lives are adjusted based on the estimated disposal date and accelerated depreciation is recorded. Other disposal costs primarily relate to gains or losses

JACK IN THE BOX INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

recognized upon the sale of closed restaurant properties, and charges from our ongoing restaurant upgrade programs, remodels and rebuilds, and other corporate initiatives. Losses on the disposition of property and equipment for the year-to-date period ended April 14, 2013 include income of $2.4 million from the resolution of two eminent domain matters involving Jack in the Box restaurants.
Restaurant closing costs consist of future lease commitments, net of anticipated sublease rentals and expected ancillary costs, and are included in impairment and other charges, net in the accompanying condensed consolidated statements of earnings. Accrued restaurant closing costs, included in accrued liabilities and other long-term liabilities, changed as follows (in thousands):

	Quarter		Year-to-Date
	April 13, 2014	April 14, 2013	April 13, 2014	April 14, 2013
Balance at beginning of period	$15,499	$19,561	$16,321	$20,677
Adjustments	650	312	1,262	738
Cash payments	(1,553)	(1,436)	(2,987)	(2,978)
Balance at end of quarter	$14,596	$18,437	$14,596	$18,437
In 2014 and 2013, adjustments primarily relate to revisions to certain sublease and cost assumptions due to changes in market conditions.
Restructuring costs — Since the beginning of 2012, we have been engaged in efforts to improve our cost structure and identify opportunities to reduce general and administrative expenses as well as improve profitability across both brands. The following is a summary of the costs incurred in connection with these activities (in thousands):

	Quarter		Year-to-Date
	April 13, 2014	April 14, 2013	April 13, 2014	April 14, 2013
Severance costs	$1,098	$302	$1,396	$670
Other	6,393	41	6,393	485
	$7,491	$343	$7,789	$1,155
In 2014, other relates to the impairment of a restaurant software asset we no longer plan to place in service as a result of our efforts to integrate certain systems across both of our brands and lower costs.
Total accrued severance costs related to our restructuring activities are included in accrued liabilities and changed as follows (in thousands):

	Quarter		Year-to-Date
	April 13, 2014	April 14, 2013	April 13, 2014	April 14, 2013
Balance at beginning of period	$98	$671	$253	$1,758
Additions	1,098	302	1,396	670
Cash payments	(1,196)	(934)	(1,649)	(2,389)
Balance at end of quarter	$—	$39	$—	$39
We expect to incur additional charges related to our restructuring activities; however, we are unable to make a reasonable estimate at this time.

8.	INCOME TAXES
The income tax provisions reflect tax rates of 36.1% in the quarter and 36.9% year-to-date in 2014, compared with 37.2% and 33.4%, respectively, a year ago. The final annual tax rate cannot be determined until the end of the fiscal year; therefore, the actual 2014 rate could differ from our current estimates.
At April 13, 2014, our gross unrecognized tax benefits associated with uncertain income tax positions were $0.8 million, which if recognized would favorably impact the effective income tax rate. There was no significant change in our gross unrecognized tax benefits from the end of fiscal year 2013. It is reasonably possible that changes to the gross unrecognized tax benefits will be required within the next twelve months due to the possible settlement of state tax audits.
The major jurisdictions in which the Company files income tax returns include the United States and states in which we operate that impose an income tax. The federal statutes of limitations have not expired for fiscal years 2010 and forward. The Company has refund claims related to fiscal years 2008 and 2009 that allow the statute to remain open for the specific

JACK IN THE BOX INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

claim. The statutes of limitations for California and Texas, which constitute the Company’s major state tax jurisdictions, have not expired for fiscal years 2009 and forward. However, the Company has pending appeals for California (related to fiscal years 2001 to 2007) and Texas (related to fiscal year 2007) for specific claims.

9.	RETIREMENT PLANS
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
Net periodic benefit cost — The components of net periodic benefit cost in each period were as follows (in thousands):

	Quarter		Year-to-Date
	April 13, 2014	April 14, 2013	April 13, 2014	April 14, 2013
Defined benefit pension plans:
Service cost	$1,875	$2,481	$4,374	$5,789
Interest cost	5,364	5,222	12,516	12,185
Expected return on plan assets	(5,652)	(5,242)	(13,188)	(12,231)
Actuarial loss	1,024	4,116	2,388	9,604
Amortization of unrecognized prior service cost	62	62	145	145
Net periodic benefit cost	$2,673	$6,639	$6,235	$15,492
Postretirement healthcare plans:
Interest cost	$379	$366	$883	$854
Actuarial loss	125	183	292	426
Net periodic benefit cost	$504	$549	$1,175	$1,280
Future cash flows — Our policy is to fund our plans at or above the minimum required by law. As of the date of our last actuarial funding valuation, there was no minimum contribution funding requirement. Details regarding fiscal 2014 contributions are as follows (in thousands):

	Defined Benefit Pension Plans	Postretirement Healthcare Plans
Net year-to-date contributions	$7,167	$664
Remaining estimated net contributions during fiscal 2014	$17,200	$800
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
We offer share-based compensation plans to attract, retain and motivate key officers, employees and non-employee directors to work toward the financial success of the Company. In 2014, we granted the following shares related to our share-based compensation awards:

Stock options	215,248
Performance share awards	55,668
Nonvested stock units	111,538

JACK IN THE BOX INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

The components of share-based compensation expense recognized in each period are as follows (in thousands):

	Quarter		Year-to-Date
	April 13, 2014	April 14, 2013	April 13, 2014	April 14, 2013
Stock options	$489	$1,269	$1,778	$3,159
Performance share awards	999	547	2,496	1,664
Nonvested stock awards	45	85	218	219
Nonvested stock units	796	1,416	1,638	2,337
Deferred compensation for non-management directors	218	220	218	220
Total share-based compensation expense	$2,547	$3,537	$6,348	$7,599

11.    STOCKHOLDERS’ EQUITY
Repurchases of common stock — In November 2012 and August 2013, the Board of Directors approved two programs, each of which provide repurchase authorizations for up to $100.0 million in shares of our common stock, expiring November 2014 and November 2015, respectively. Additionally, in February 2014, the Board of Directors approved a program which provides repurchase authorization for up to an additional $200.0 million in shares of our common stock, expiring November 2015. During 2014, we repurchased 3.7 million shares at an aggregate cost of $202.0 million and fully utilized the November 2012 and August 2013 authorizations. As of April 13, 2014, there was $134.7 million remaining under the February 2014 authorization.
Repurchases of common stock included in our condensed consolidated statement of cash flows for the year-to-date period ended April 13, 2014, excludes $3.9 million related to a repurchase transaction traded in the second quarter of fiscal 2014, and settled in the third quarter of fiscal 2014 and includes $7.3 million related to repurchase transactions traded in fiscal 2013 and settled in 2014.

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

The following table reconciles basic weighted-average shares outstanding to diluted weighted-average shares outstanding (in thousands):

	Quarter		Year-to-Date
	April 13, 2014	April 14, 2013	April 13, 2014	April 14, 2013
Weighted-average shares outstanding – basic	41,464	43,747	42,018	43,319
Effect of potentially dilutive securities:
Stock options	640	950	725	840
Nonvested stock awards and units	243	368	318	350
Performance share awards	285	209	275	227
Weighted-average shares outstanding – diluted	42,632	45,274	43,336	44,736
Excluded from diluted weighted-average shares outstanding:
Antidilutive	185	215	152	1,094
Performance conditions not satisfied at the end of the period	20	223	30	223

JACK IN THE BOX INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

13.	VARIABLE INTEREST ENTITIES
In January 2011, we formed Jack in the Box Franchise Finance, LLC (“FFE”) for the purpose of operating a franchisee lending program to assist Jack in the Box franchisees in re-imaging their restaurants. We are the sole equity investor in FFE. The lending program was comprised of a $20.0 million commitment from the Company in the form of a capital note and an $80.0 million Senior Secured Revolving Securitization Facility entered into with a third party. The lending period and the revolving period expired in June 2012. At April 13, 2014, we had no borrowings under the FFE Facility and we do not plan to make any further contributions.
We have determined that FFE is a VIE, and that the Company is the primary beneficiary. We considered a variety of factors in identifying the primary beneficiary of FFE including, but not limited to, who holds the power to direct matters that most significantly impact FFE’s economic performance (such as determining the underwriting standards and credit management policies), as well as what party has the obligation to absorb the losses of FFE. Based on these considerations, we have determined that the Company is the primary beneficiary and the entity is reflected in the accompanying condensed consolidated financial statements.
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
The FFE’s balance sheet consisted of the following at the end of each period (in thousands):

	April 13, 2014	September 29, 2013
Cash	$—	$250
Other current assets (1)	2,449	2,368
Other assets, net (1)	7,032	8,367
Total assets	$9,481	$10,985

Current liabilities	$3,064	$3,010
Other long-term liabilities (2)	6,422	8,076
Retained earnings	(5)	(101)
Total liabilities and stockholders’ equity	$9,481	$10,985
____________________________

(1)	Consists primarily of amounts due from franchisees.

(2)	Consists primarily of the capital note contributions from Jack in the Box which are eliminated in consolidation.
The Company’s maximum exposure to loss is equal to its outstanding contributions as of April 13, 2014. This amount represents estimated losses that would be incurred should all franchisees default on their loans without any consideration of recovery. To offset the credit risk associated with the Company’s variable interest in FFE, the Company holds a security interest in the assets of FFE subordinate and junior to all other obligations of FFE.

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

JACK IN THE BOX INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Gessele v. Jack in the Box Inc. —  In August 2010, five former employees instituted litigation in federal court in Oregon alleging claims under the federal Fair Labor Standards Act (“FLSA”) and Oregon wage and hour laws.  The plaintiffs alleged that the Company failed to pay non-exempt employees for certain meal breaks and improperly made payroll deductions for shoe purchases and for workers’ compensation expenses.  In April 2014, the district court granted our motion for summary judgment, dismissed the federal law claims with prejudice and dismissed the state law claims without prejudice to re-filing in state court. The plaintiffs are challenging the court’s decision to dismiss the federal claims. We continue to vigorously defend against this lawsuit.  In light of the procedural status of this case, (1) we continue to accrue for a single claim for which we believe a loss is both probable and estimable; and (2)  we have not established a loss contingency accrual for those claims as to which we believe liability is not probable or for which we are currently unable to estimate a range of loss. Our accrued loss contingency did not have a material effect on our results of operations. Nonetheless, an unfavorable resolution of this matter in excess of our current accrued loss contingencies could have a material adverse effect on our business, results of operations, liquidity or financial condition.
Other Legal Matters — In addition to the matter described above, the Company is subject to normal and routine litigation brought by former, current or prospective employees, customers, franchisees, vendors, landlords, shareholders or others.  We intend to defend ourselves in any such matters.  Some of these matters may be covered, at least in part, by insurance. Our insurance liability (undiscounted) and reserves are established in part by using independent actuarial estimates of expected losses for reported claims and for estimating claims incurred but not reported. As of April 13, 2014, our estimated liability for general liability and workers’ compensation claims exceeded our self-insurance retention limits by $22.9 million. We expect to be fully covered for these amounts by surety bond issuers or our insurance providers. Although the Company currently believes that the ultimate determination of liability in connection with legal claims pending against it, if any, in excess of amounts already provided for these matters in the consolidated financial statements will not have a material adverse effect on our business, the Company’s annual results of operations, liquidity or financial position, it is possible that our results of operations, liquidity, or financial position could be materially affected in a particular future reporting period by the unfavorable resolution of one or more of these matters or contingencies during such period.
Lease Guarantees — In connection with the sale of the distribution business, we have assigned the leases at three of our distribution centers to third parties. Under these agreements, which expire in 2014, 2015 and 2017, we remain secondarily liable for the lease payments for which we were responsible under the original lease. As of April 13, 2014, the amount remaining under these lease guarantees totaled $3.4 million. We have not recorded a liability for the guarantees as the likelihood of the third party defaulting on the assignment agreements was deemed to be less than probable.

15.	SEGMENT REPORTING
Our principal business consists of developing, operating and franchising our Jack in the Box and Qdoba restaurant concepts, each of which we consider reportable operating segments. Since the beginning of 2012, we have been engaged in restructuring activities related to our internal organization and have now instituted a shared-services model (refer also to Note 7, Impairment, Disposition of Property and Equipment, Restaurant Closing Costs and Restructuring). As a result, in fiscal 2014, our chief operating decision makers, which consist of a collective group of executive leadership, revised the method by which they determine performance and strategy for our segments. This change was made to reflect a shared-services model whereby each brand’s results of operations are assessed separately and do not include costs related to certain corporate functions which support both brands. This segment reporting structure reflects the Company’s current management structure, internal reporting method and financial information used in deciding how to allocate Company resources. Based upon certain quantitative thresholds, each operating segment is considered a reportable segment. This change to our segment reporting did not change our reporting units for goodwill.

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

	Quarter			Year-to-Date
	April 13, 2014	April 13, 2014	April 14, 2013	April 13, 2014	April 13, 2014	April 14, 2013
	(New)	(Old)		(New)	(Old)
Revenues by segment:
Jack in the Box restaurant operations segment	$260,089	$260,089	$277,916	$609,912	$609,912	$645,492
Qdoba restaurant operations segment	80,781	80,781	69,307	181,040	181,040	156,066
Consolidated revenues	$340,870	$340,870	$347,223	$790,952	$790,952	$801,558
Earnings from operations by segment:
Jack in the Box restaurant operations segment	$53,617	$26,665	$22,300	$129,920	$74,916	$59,517
Qdoba restaurant operations segment	7,105	6,246	5,184	16,713	15,240	11,192
FFE operations (1)	—	(32)	(38)	—	(73)	(87)
Shared services and unallocated costs	(29,600)	—	—	(58,768)	—	—
Gains on the sale of company-operated restaurants	1,757	—	—	2,218	—	—
Consolidated earnings from operations	32,879	32,879	27,446	90,083	90,083	70,622
Interest expense, net	4,311	4,311	3,426	8,853	8,853	8,791
Consolidated earnings from continuing operations and before income taxes	$28,568	$28,568	$24,020	$81,230	$81,230	$61,831
Total depreciation expense by segment:
Jack in the Box restaurant operations segment	$15,418	$17,203	$17,750	$36,269	$40,193	$41,433
Qdoba restaurant operations segment	3,906	3,906	3,624	9,136	9,136	8,313
Shared services and unallocated costs	1,785	—	—	3,924	—	—
Consolidated depreciation expense	$21,109	$21,109	$21,374	$49,329	$49,329	$49,746
____________________________
(1)    FFE operations are included in the Jack in the Box operations segment under the new basis of segmentation.
Income taxes and total assets are not reported for our segments, in accordance with our method of internal reporting.

The following table provides detail of the change in the balance of goodwill for each of our reportable segments (in thousands):

	Qdoba	Jack in the Box	Total
Balance at September 29, 2013	$100,597	$48,391	$148,988
Additions	—	256	256
Disposals	—	(129)	(129)
Balance at April 13, 2014	$100,597	$48,518	$149,115
Refer to Note 4, Summary of Refranchisings, Franchise Development and Acquisitions, for information regarding the transactions resulting in the changes in goodwill.

16.	SUPPLEMENTAL CONSOLIDATED CASH FLOW INFORMATION (in thousands)

	April 13, 2014	April 14, 2013
Cash paid during the year for:
Interest, net of amounts capitalized	$9,114	$8,556
Income tax payments	$28,701	$22,907

JACK IN THE BOX INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

17.	SUPPLEMENTAL CONSOLIDATED BALANCE SHEET INFORMATION (in thousands)

	April 13, 2014	September 29, 2013
Other assets, net:
Company-owned life insurance policies	$98,132	$94,704
Deferred tax assets	82,274	88,833
Other	84,008	82,223
	$264,414	$265,760
Accrued liabilities:
Payroll and related taxes	$39,328	$46,970
Sales and property taxes	12,683	11,386
Advertising	9,947	17,706
Insurance	35,349	35,209
Lease commitments related to closed or refranchised locations	9,639	12,737
Deferred rent income	10,335	9,385
Other	18,491	20,493
	$135,772	$153,886
Other long-term liabilities:
Pension plans	$102,504	$105,968
Other	173,075	180,156
	$275,579	$286,124

18.	SUBSEQUENT EVENTS

Interest rate swaps — To reduce our exposure to rising interest rates, in April 2014, subsequent to the end of the quarter, we entered into nine forward-starting interest rate swap agreements that effectively convert $300.0 million of our variable rate borrowings to a fixed rate basis from October 2014 through October 2018. These agreements have been designated as cash flow hedges under the terms of the Financial Accounting Standards Board authoritative guidance for derivatives and hedging.

Declaration of dividends — On May 9, 2014, the Board of Directors approved the initiation of a regular cash dividend. The initial quarterly cash dividend of $0.20 per share will be paid on June 9, 2014 to shareholders of record as of the close of business on May 27, 2014. Future dividends will be subject to approval by our Board of Directors.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
GENERAL
All comparisons between 2014 and 2013 refer to the 12-weeks (“quarter”) and 28-weeks (“year-to-date”) ended April 13, 2014 and April 14, 2013, respectively, unless otherwise indicated.
For an understanding of the significant factors that influenced our performance during the quarterly and year-to-date periods ended April 13, 2014 and April 14, 2013, our Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) should be read in conjunction with the Condensed Consolidated Financial Statements and related Notes included in this Quarterly Report and our Annual Report on Form 10-K for the fiscal year ended September 29, 2013.
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

OVERVIEW
As of April 13, 2014, we operated and franchised 2,254 Jack in the Box quick-service restaurants, primarily in the western and southern United States, and 626 Qdoba Mexican Grill (“Qdoba”) fast-casual restaurants throughout the United States and including three in Canada.
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

The following summarizes the most significant events occurring in 2014 and certain trends compared to a year ago:

•	Restaurant Sales — Sales at restaurants open more than one year (“same-store sales”) changed as follows:

	Quarter		Year-to-Date
	April 13, 2014	April 14, 2013	April 13, 2014	April 14, 2013
Jack in the Box:
Company	0.9%	0.9%	1.5%	1.6%
Franchise	0.6%	(0.2)%	1.3%	0.9%
System	0.7%	0.1%	1.4%	1.1%
Qdoba:
Company (1)	7.2%	(1.8)%	4.3%	0.1%
Franchise	6.8%	(0.9)%	4.4%	(0.1)%
System (1)	7.0%	(1.3)%	4.3%	0.0%
__________________________________________

(1)	Same-store sales for 2013 have been restated to exclude sales for restaurants reported as discontinued operations.

•
Commodity Costs — Commodity costs at our Jack in the Box restaurants increased approximately 0.1% and 1.0% in the quarter and year-to-date, respectively, and decreased 0.9% and 0.3%, respectively, at our Qdoba restaurants compared to a year ago. We expect our overall commodity costs to increase 1.0% to 2.0% in fiscal 2014.

•	New Unit Development — Year-to-date, we opened 7 Jack in the Box locations and 20 Qdoba locations system-wide.

•
Franchising Program — Qdoba and Jack in the Box franchisees opened a total of 19 restaurants year-to-date. Our Jack in the Box system was approximately 80% franchised at the end of the second quarter. We plan to maintain franchise ownership in the Jack in the Box system at level between 80% to 85%.

•	Credit Facility — In March 2014, we entered into a new credit agreement consisting of a $600.0 million revolving credit facility and a $200.0 million term loan, both with a five-year maturity.

•
Share Repurchases — Pursuant to a share repurchase program authorized by our Board of Directors, we repurchased 3.7 million shares of our common stock at an average price of $54.93 per share during the year, including the cost of brokerage fees.

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
CONSOLIDATED STATEMENTS OF EARNINGS DATA

	Quarter		Year-to-Date
	April 13, 2014	April 14, 2013	April 13, 2014	April 14, 2013
Revenues:
Company restaurant sales	75.6%	77.4%	75.4%	77.1%
Franchise revenues	24.4%	22.6%	24.6%	22.9%
Total revenues	100.0%	100.0%	100.0%	100.0%
Operating costs and expenses, net:
Company restaurant costs:
Food and packaging (1)	31.6%	32.8%	31.8%	32.5%
Payroll and employee benefits (1)	27.8%	28.3%	27.7%	28.5%
Occupancy and other (1)	22.1%	21.8%	22.1%	22.0%
Total company restaurant costs (1)	81.5%	82.9%	81.6%	82.9%
Franchise costs (1)	50.5%	50.6%	50.2%	50.1%
Selling, general and administrative expenses	14.3%	15.1%	13.6%	14.9%
Impairment and other charges, net	2.7%	0.7%	1.4%	0.7%
(Gains) losses on the sale of company-operated restaurants	(0.5)%	0.7%	(0.3)%	0.2%
Earnings from operations	9.6%	7.9%	11.4%	8.8%
Income tax rate (2)	36.1%	37.2%	36.9%	33.4%
____________________________

(1)	As a percentage of the related sales and/or revenues.

(2)	As a percentage of earnings from continuing operations and before income taxes.
The following table presents Jack in the Box and Qdoba company restaurant sales, costs and costs as a percentage of the related sales. Percentages may not add due to rounding.
SUPPLEMENTAL COMPANY-OPERATED RESTAURANTS STATEMENTS OF EARNINGS DATA
(Dollars in thousands)

	Quarter				Year-to-Date
	April 13, 2014		April 14, 2013		April 13, 2014		April 14, 2013
Jack in the Box:
Company restaurant sales	$181,206		$203,439		$425,077		$470,615
Company restaurant costs:
Food and packaging	58,644	32.4%	68,195	33.5%	138,510	32.6%	155,993	33.1%
Payroll and employee benefits	50,971	28.1%	58,108	28.6%	118,453	27.9%	135,110	28.7%
Occupancy and other	37,831	20.9%	42,421	20.9%	87,818	20.7%	99,009	21.0%
Total company restaurant costs	$147,446	81.4%	$168,724	82.9%	$344,781	81.1%	$390,112	82.9%
Qdoba:
Company restaurant sales	$76,567		$65,358		$171,525		$147,088
Company restaurant costs:
Food and packaging	22,778	29.7%	19,841	30.4%	51,150	29.8%	44,579	30.3%
Payroll and employee benefits	20,645	27.0%	18,080	27.7%	46,979	27.4%	40,654	27.6%
Occupancy and other	19,167	25.0%	16,198	24.8%	43,889	25.6%	36,979	25.1%
Total company restaurant costs	$62,590	81.7%	$54,119	82.8%	$142,018	82.8%	$122,212	83.1%

The following table summarizes the changes in the number and mix of Jack in the Box (“JIB”) and Qdoba company and franchise restaurants:

	April 13, 2014			April 14, 2013
	Company	Franchise	Total	Company	Franchise	Total
Jack in the Box:
Beginning of year	465	1,786	2,251	547	1,703	2,250
New	—	7	7	3	9	12
Refranchised	(14)	14	—	(4)	4	—
Acquired from franchisees	4	(4)	—	1	(1)	—
Closed	—	(4)	(4)	(1)	(5)	(6)
End of period	455	1,799	2,254	546	1,710	2,256
% of JIB system	20%	80%	100%	24%	76%	100%
% of consolidated system	60%	85%	78%	62%	85%	78%
Qdoba:
Beginning of year	296	319	615	316	311	627
New	8	12	20	12	20	32
Acquired from franchisees	—	—	—	12	(12)	—
Closed	(1)	(8)	(9)	—	(12)	(12)
End of period	303	323	626	340	307	647
% of Qdoba system	48%	52%	100%	53%	47%	100%
% of consolidated system	40%	15%	22%	38%	15%	22%
Consolidated:
Total system	758	2,122	2,880	886	2,017	2,903
% of consolidated system	26%	74%	100%	31%	69%	100%

Revenues
As we execute our refranchising strategy for Jack in the Box, which includes the sale of restaurants to franchisees, we expect the number of company-operated restaurants and the related sales to decrease while revenues from franchise restaurants increase. As such, company restaurant sales decreased $11.0 million in the quarter and $21.1 million, year-to-date compared to the prior year. The decrease in restaurant sales is due primarily to a decrease in the average number of Jack in the Box company-operated restaurants, partially offset by an increase in average unit sales volumes (“AUVs”) at both brands and an increase in the number of Qdoba company-operated restaurants.
The following table presents the approximate impact of these increases (decreases) on company restaurant sales (in thousands):

	Quarter	Year-to-Date
Decrease in the average number of Jack in the Box restaurants	$(32,900)	$(75,300)
Jack in the Box AUV increase	10,700	29,700
Increase in the average number of Qdoba restaurants	8,600	22,000
Qdoba AUV increase	2,600	2,500
Total decrease in company restaurant sales	$(11,000)	$(21,100)

Same-store sales at Jack in the Box company-operated restaurants increased 0.9% in the quarter and 1.5% year-to-date primarily driven by price increases and favorable product mix changes, partially offset by a decrease in transactions. Same-store sales at Qdoba company-operated restaurants increased 7.2% in the quarter and 4.3% year-to-date primarily driven by favorable product mix changes, the impact of decreased promotional activity and higher catering sales in addition to an increase in transactions in the quarter. The following table summarizes the change in company-operated same-store sales:

	Quarter	Year-to-Date
Jack in the Box:
Transactions	(1.7)%	(1.1)%
Average check (1)	2.6%	2.6%
Change in same-store sales	0.9%	1.5%
Qdoba:
Change in same-store sales (2)	7.2%	4.3%
____________________________

(1)	Includes price increases of approximately 2.5% and 2.6%, in the quarter and year-to-date, respectively.

(2)	Includes price increases of approximately 0.8% and 0.6%, in the quarter and year-to-date, respectively.
Franchise revenues increased $4.7 million, or 6.0%, in the quarter, and $10.5 million, or 5.7%, year-to-date, primarily reflecting an increase in the average number of Jack in the Box franchise restaurants. To a lesser extent, a reduction in re-image contributions and higher AUVs at Qdoba and Jack in the Box franchised restaurants also contributed to the increase in franchise revenues. The following table reflects the detail of our franchise revenues in each period and other information we believe is useful in analyzing the change in franchise revenues (dollars in thousands):

	Quarter		Year-to-Date
	April 13, 2014	April 14, 2013	April 13, 2014	April 14, 2013
Royalties	$32,279	$30,515	$74,980	$70,793
Rents	49,340	47,099	116,398	111,051
Re-image contributions to franchisees	—	(515)	—	(1,128)
Franchise fees and other	1,478	1,327	2,972	3,139
Franchise revenues	$83,097	$78,426	$194,350	$183,855
% increase	6.0%		5.7%
Average number of franchise restaurants	2,112	2,018	2,108	2,016
% increase	4.7%		4.6%
Average unit volumes of franchise restaurants:
Jack in the Box	$307	$305	$717	$709
Qdoba	$238	$219	$529	$499
Changes in franchise-operated same-store sales:
Jack in the Box	0.6%	(0.2)%	1.3%	0.9%
Qdoba	6.8%	(0.9)%	4.4%	(0.1)%
Royalties as a percentage of estimated franchise restaurant sales:
Jack in the Box	5.2%	5.2%	5.2%	5.2%
Qdoba	4.9%	4.9%	4.9%	4.9%
Operating Costs and Expenses
Food and packaging costs decreased to 31.6% of company restaurant sales in the quarter and 31.8% year-to-date, compared with 32.8% and 32.5%, respectively, a year ago. The lower percentage in 2014 relates to the benefit of selling price increases and favorable product mix at our Jack in the Box restaurants, reduced promotional activity at our Qdoba restaurants and a greater proportion of Qdoba Company restaurants which generally have lower food and packaging costs than our Jack in the Box restaurants.
Commodity costs increased (decreased) as follows compared with the prior year:

	Quarter	Year-to-Date
Jack in the Box	0.1%	1.0%
Qdoba	(0.9)%	(0.3)%

Costs were higher for beef, potatoes and bakery in addition to pork year-to-date. We expect overall commodity costs for fiscal 2014 to increase approximately 1.0% to 2.0%. Beef represents the largest portion, or approximately 20%, of the Company’s overall commodity spend. We typically do not enter into fixed price contracts for our beef needs. For the full year, we currently expect beef costs to increase approximately 4.0% - 5.0%.
Payroll and employee benefit costs decreased to 27.8% of company restaurant sales in the quarter and 27.7% year-to-date from 28.3% and 28.5%, respectively, last year. This decrease versus a year ago reflects a decline in the payroll and employee benefit cost rate at our Jack in the Box restaurants of 50 basis points in the quarter and 80 basis points year-to-date, primarily attributable to leverage from per store average (“PSA”) sales increases and the modest benefits of refranchising Jack in the Box restaurants, partially offset by higher levels of incentive compensation. Declines in the percent of sales labor rate at our Qdoba restaurants of 70 basis points in the quarter and 20 basis points year-to-date also contributed to the favorable labor leverage in 2014 compared with a year ago. This decrease primarily relates to sales leverage and changes to our staffing mix that utilizes a more variable labor model, partially offset by higher levels of incentive compensation.
Occupancy and other costs increased to 22.1% of company restaurant sales in both periods of 2014, compared with 21.8% and 22.0% in the quarter and year-to-date, respectively, a year ago. The higher rate in 2014 is primarily due to an increase in rates at our Qdoba restaurants of 20 basis points in the quarter and 50 basis points year-to-date due to higher maintenance and repair expenses, credit card fees and costs for utilities, as well as an increase in equipment rental costs related to Coca-Cola Freestyle® beverage equipment, which more than offset the benefit from sales leverage. Additionally, an increase in the proportion of Qdoba company-operated restaurants impacted our rate as our Qdoba locations generally have a higher occupancy and other costs rate than our Jack in the Box restaurants. At our Jack in the Box restaurants, the occupancy and other costs rate was flat in the quarter and decreased 30 basis points year-to-date. Sales leverage benefited both periods but was offset in the quarter and partially offset year-to-date by the impact of higher utility costs and higher depreciation expense related to Jack in the Box restaurant enhancement programs.
Franchise costs, principally rents and depreciation on properties leased to Jack in the Box franchisees, increased $2.3 million in the quarter and $5.4 million year-to-date, due primarily to an increase in the number of franchised restaurants. As a percentage of the related revenues, franchise costs decreased slightly to 50.5% in the quarter from 50.6% a year ago and increased to 50.2% year-to-date from 50.1% in 2013. In 2014, a reduction in re-image contributions to franchisees, which are recorded as a reduction of franchise revenues, and higher PSA royalties driven by higher AUVs at our Qdoba franchised restaurants, partially offset in the quarter and more than offset year-to-date an increase in rent and depreciation expense related to an increase in the percentage of locations we lease to franchisees.
The following table presents the change in selling, general and administrative (“SG&A”) expenses compared with the prior year (in thousands):

	Increase / (Decrease)
	Quarter	Year-to-Date
Advertising	$243	$(1,967)
Incentive compensation (including share-based compensation)	(1,854)	(2,401)
Cash surrender value of COLI policies, net	900	827
Pension and postretirement benefits	(4,012)	(9,362)
Employee relocation costs	4	729
Insurance costs (including group, workers’ compensation and general liability insurance)	1,222	1,310
Other, including savings from restructuring initiatives	(325)	(488)
	$(3,822)	$(11,352)

Selling, general and administrative (“SG&A”) expenses decreased $3.8 million in the quarter and $11.4 million year-to-date compared with the prior year. Our refranchising strategy has resulted in a decrease in the number of Jack in the Box company-operated restaurants and the related overhead expenses to manage and support those restaurants, including advertising costs, which are primarily contributions to our marketing funds determined as a percentage of restaurant sales. As such, advertising costs decreased at Jack in the Box but were higher at Qdoba due to timing of spending. Incentive compensation decreased primarily due to changes in the attribution periods over which certain share-based compensation awards are recognized, partially offset by an increase in share based compensation expense associated with our performance share awards due to higher levels of achievement. The cash surrender value of our Company-owned life insurance (“COLI”) policies, net of changes in our non-qualified deferred compensation obligation supported by these policies, are subject to market fluctuations. The changes in market values had a positive impact of $0.5 million in the quarter and $1.9 million year-to-date in 2014 and $1.4 million and $2.7 million, respectively, in 2013. The decrease in pension and postretirement benefits principally relates to the change in discount rates as compared with a year ago and lump sum payments made to vested and terminated participants in 2013. Insurance costs are higher in 2014 due to a $1.0 million general liability legal settlement.
Impairment and other charges, net is comprised of the following (in thousands):

	Quarter		Year-to-Date
	April 13, 2014	April 14, 2013	April 13, 2014	April 14, 2013
Restaurant impairment charges	$85	$362	$180	$2,884
Losses on the disposition of property and equipment, net	749	1,261	1,701	396
Costs of closed restaurants (primarily lease obligations) and other	731	407	1,295	1,190
Restructuring costs	7,491	343	7,789	1,155
	$9,056	$2,373	$10,965	$5,625
Impairment and other charges, net increased $6.7 million in the quarter and $5.3 million year-to-date compared to a year ago primarily attributable to a $6.4 million impairment charge recognized in 2014 related to a restaurant software asset we no longer plan to place in service as a result of our efforts to integrate certain systems across both of our brands and lower costs. Year-to-date, restaurant impairment charges decreased due to a decline in the number of Jack in the Box restaurants we intend to close or have closed. This decrease was more than offset by an increase in losses recognized on the disposition of property and equipment due to the inclusion of income of $2.4 million in 2013 related to the resolution of two eminent domain matters involving Jack in the Box restaurants. Refer to Note 7, Impairment, Disposition of Property and Equipment, Restaurant Closing Costs and Restructuring, of the notes to the condensed consolidated financial statements for additional information regarding costs associated with closed restaurants.
Gains (losses) on the sale of company-operated restaurants to franchisees, net are detailed in the following table (dollars in thousands):

	Quarter		Year-to-Date
	April 13, 2014	April 14, 2013	April 13, 2014	April 14, 2013
Number of restaurants sold to franchisees	14	4	14	4

Gains on the sale of company-operated restaurants	$4,872	$331	$5,333	$1,079
Losses on expected sale of company-operated restaurants	(3,115)	(2,749)	(3,115)	(2,749)
Gains (losses) on the sale of company-operated restaurants, net	$1,757	$(2,418)	$2,218	$(1,670)
Gains are impacted by the number of restaurants sold and changes in average gains recognized, which relate to the specific sales and cash flows of those restaurants. In 2014 and 2013, gains on the sale of company-operated restaurants include additional gains recognized upon the extension of the underlying franchise and lease agreements related to restaurants sold in a prior year of $0.7 million and $0.2 million, respectively, in the quarter and $1.1 million and $1.0 million, respectively, year-to-date. Losses on the expected sale of approximately 30 company-operated restaurants in two Jack in the Box markets in 2014 and one Jack in the Box market in 2013.

Interest Expense, Net
Interest expense, net is comprised of the following (in thousands):

	Quarter		Year-to-Date
	April 13, 2014	April 14, 2013	April 13, 2014	April 14, 2013
Interest expense	$4,500	$3,698	$9,239	$9,514
Interest income	(189)	(272)	(386)	(723)
Interest expense, net	$4,311	$3,426	$8,853	$8,791
Interest expense, net increased $0.9 million in the quarter, and $0.1 million year-to-date compared with a year ago. In the quarter, the increase is primarily due to the inclusion of an $0.8 million charge in 2014 to write off deferred financing fees in connection with the refinancing of our credit facility and higher average borrowings, partially offset by lower interest rates. Year-to-date, lower average borrowings and interest rates offset the impact of a decrease in interest income resulting from a decline in notes receivable related to refranchising transactions. Both year-to-date periods include the write off of deferred finance fees of $0.8 million and $0.9 million in 2014 and 2013, respectively.
Income Taxes
The tax rate in 2014 was 36.1% in the quarter and 36.9% year-to-date, compared with 37.2% and 33.4%, respectively, a year ago. The tax rates in all periods were impacted by the market performance of insurance investment products used to fund certain non-qualified retirement plans. Changes in the cash value of the insurance products are not included in taxable income. We expect the fiscal year tax rate to be approximately 37.0% - 38.0%. The annual tax rate cannot be determined until the end of the fiscal year; therefore, the actual rate could differ from our current estimates.
Earnings from Continuing Operations
Earnings from continuing operations were $18.3 million, or $0.43 per diluted share, in the quarter compared with $15.1 million, or $0.33 per diluted share, a year ago and $51.3 million, or $1.18 per diluted share, year-to-date versus $41.2 million, or $0.92 per diluted share, last year.
Losses from Discontinued Operations, Net
As described in Note 2, Discontinued Operations, in the notes to the condensed consolidated financial statements, the results of operations from our distribution business and the 2013 Qdoba Closures have been reported as discontinued operations for all periods presented.
Losses from discontinued operations, net of tax are as follows for each discontinued operation (in thousands):

	Quarter		Year-to-Date
	April 13, 2014	April 14, 2013	April 13, 2014	April 14, 2013
Distribution business	$(77)	$(120)	$(434)	$(3,375)
2013 Qdoba Closures	(2,386)	(1,675)	(2,753)	(3,841)
	$(2,463)	$(1,795)	$(3,187)	$(7,216)
In 2014, the loss from discontinued operations related to our distribution business primarily includes insurance settlement costs and lease commitment charges. In 2014, the loss from discontinued operations related to the 2013 Qdoba Closures primarily includes unfavorable lease commitment adjustments, asset impairment charges, ongoing facility costs and broker commissions.
These losses from discontinued operations reduced diluted earnings per share by the following in each period (earnings per share may not add due to rounding):

	Quarter		Year-to-Date
	April 13, 2014	April 14, 2013	April 13, 2014	April 14, 2013
Distribution business	$—	$—	$(0.01)	$(0.08)
2013 Qdoba Closures	(0.06)	(0.04)	(0.06)	(0.09)
	$(0.06)	$(0.04)	$(0.07)	$(0.16)

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
As is common in the restaurant industry, we maintain relatively low levels of accounts receivable and inventories, and our vendors grant trade credit for purchases such as food and supplies. We also continually invest in our business through the addition of new units and refurbishment of existing units, which are reflected as long-term assets and not as part of working capital. As a result, current liabilities are excess of current assets, which results in a working capital deficit.
Cash Flows
The table below summarizes our cash flows from operating, investing and financing activities (in thousands):

	Year-to-date
	April 13, 2014	April 14, 2013
Total cash provided by (used in):
Operating activities	$50,952	$121,605
Investing activities	(21,208)	(45,494)
Financing activities	(30,281)	(74,378)
Effect of exchange rate changes	5	—
Net (decrease) increase in cash and cash equivalents	$(532)	$1,733
Operating Activities. Operating cash flows decreased $70.7 million compared with a year ago due primarily to the outsourcing of our distribution business in the first quarter of fiscal 2013, which freed up working capital previously tied up in franchise receivables and distribution inventory. Additionally, payments for advertising and income taxes increased $6.0 million and $5.8 million, respectively, compared to the same period a year ago which also contributed to the decrease in operating cash flows.
Investing Activities. Cash used in investing activities decreased $24.3 million compared with a year ago due primarily to a decrease in cash used to purchase assets held for sale and leaseback, property and equipment, and franchise-operated restaurants, partially offset by a decrease in proceeds from the sale of assets held for sale and leaseback.

Capital Expenditures — The composition of capital expenditures in each period follows (in thousands):

	Year-to-date
	April 13, 2014	April 14, 2013
Jack in the Box:
New restaurants	$1,482	$2,555
Restaurant facility expenditures	12,315	20,511
Other, including corporate	3,366	3,326
	17,163	26,392
Qdoba:
New restaurants	11,382	11,955
Other, including corporate	2,651	3,407
	14,033	15,362

Consolidated capital expenditures	$31,196	$41,754
Our capital expenditure program includes, among other things, investments in new locations, restaurant remodeling, new equipment and information technology enhancements. Capital expenditures decreased compared to the same year-to-date period in prior year primarily as a result of a decrease in spending related to Jack in the Box restaurant facilities due to the timing of the completion of the exterior re-image program for Jack in the Box restaurants. We expect fiscal 2014 capital expenditures to be approximately $75-85 million. We plan to open approximately three Jack in the Box and 20 Qdoba company-operated restaurants in 2014.
Sale of Company-Operated Restaurants — We continue to expand franchise ownership in the Jack in the Box system primarily through the sale of company-operated restaurants to franchisees. The following table details proceeds received in connection with our refranchising activities in each period (dollars in thousands):

	Year-to-Date
	April 13, 2014	April 14, 2013
Number of restaurants sold to franchisees	14	4

Total proceeds	$7,842	$2,866
As of April 13, 2014, we classified as assets held for sale $1.8 million relating to Jack in the Box operating restaurant properties that we expect to sell to franchisees during the next 12 months and for which we have signed letters of intent.
Assets Held for Sale and Leaseback — We use sale and leaseback financing to lower the initial cash investment in our Jack in the Box restaurants to the cost of the equipment, whenever possible. The following table summarizes the cash flow activity related to sale and leaseback transactions in each period (dollars in thousands):

	Year-to-Date
	April 13, 2014	April 14, 2013
Number of restaurants sold and leased back	1	12

Proceeds from sale and leaseback transactions	$1,807	$22,892
Purchases of assets intended for sale and leaseback	$(19)	$(25,165)
As of April 13, 2014, we had investments of $1.7 million in one operating restaurant property that we expect to sell and leaseback during the next 12 months.

Acquisition of Franchise-Operated Restaurants — In 2014, we acquired four Jack in the Box franchise restaurants. In 2013, we acquired twelve Qdoba franchise restaurants and exercised our right of first refusal to acquire one Jack in the Box franchise restaurant. The following table details franchise-operated restaurant acquisition activity (dollars in thousands):

	Year-to-Date
	April 13, 2014	April 14, 2013
Number of Jack in the Box restaurants acquired from franchisees	4	1
Number of Qdoba restaurants acquired from franchisees	—	12
Cash used to acquire franchise-operated restaurants	$1,750	$11,014
The purchase prices were primarily allocated to property and equipment, goodwill and reacquired franchise rights. For additional information, refer to Note 4, Summary of Refranchisings, Franchise Development and Acquisitions, of the notes to the condensed consolidated financial statements.
Financing Activities. Cash flows used in financing activities decreased $44.1 million compared with a year ago primarily attributable to decreases in principal payments made under our credit facility, an increase in borrowings under the revolving credit facility, and the change in our book overdraft related to the timing of working capital receipts and disbursements. These decreases in cash outflows were partially offset by an increase in repurchases of common stock.
New Credit Facility — On March 19, 2014, the Company refinanced its credit facility and entered into an amended and restated credit agreement. The new credit facility is comprised of (i) a $600.0 million revolving credit facility and (ii) a $200.0 million term loan facility. The interest rate on the new credit facility is based on the Company’s leverage ratio and can range from London Interbank Offered Rate (“LIBOR”) plus 1.25% to 2.00% with no floor. The initial interest rate was LIBOR plus 1.75%. As part of the credit agreement, we may request the issuance of up to $75.0 million in letters of credit, the outstanding amount of which reduces our net borrowing capacity under the agreement.
The revolving credit facility and the term loan facility both have maturity dates of March 19, 2019. The term loan requires amortization in the form of quarterly installments of $2.5 million from June 2014 through March 2016, $3.75 million from June 2016 through March 2018, and $5.0 million from June through December 2018 with the remainder due at the maturity date. We are required to make certain mandatory prepayments under certain circumstances and we have the option to make certain prepayments without premium or penalty. The new credit facility includes events of default (and related remedies, including acceleration and increased interest rates following an event of default) that are customary for facilities and transactions of this type.
The Company borrowed approximately $220.0 million under the revolving credit facility and $200.0 million under the term loan. The proceeds were used to repay all borrowings under the prior credit facility and the related transaction fees and expenses, including those associated with the new credit facility. Loan origination costs associated with the new credit facility were $3.5 million and are included as deferred costs in other assets, net in the accompanying condensed consolidated balance sheet as of April 13, 2014. As of April 13, 2014, we had $200.0 million outstanding under the term loan, borrowings under the revolving credit facility of $305.0 million and letters of credit outstanding of $23.0 million.
We are subject to a number of customary covenants under our credit facility, including limitations on additional borrowings, acquisitions, loans to franchisees, capital expenditures, lease commitments, stock repurchases, dividend payments and requirements to maintain certain financial ratios defined in our credit agreement. We were in compliance with all covenants as of April 13, 2014.
Interest Rate Swaps — To reduce our exposure to rising interest rates under our variable rate debt, we consider interest rate swaps. In August 2010, we entered into two forward-looking swaps that effectively convert the first $100.0 million of our variable rate term loan to a fixed-rate basis from September 2011 through September 2014. Based on the term loan’s applicable margin of 1.75% as of April 13, 2014, these agreements would have an average pay rate of 1.54%, yielding an “all-in” fixed rate of 3.29%. For additional information related to our interest rate swaps, refer to Note 6, Derivative Instruments, of the notes to the condensed consolidated financial statements.
To reduce our exposure to rising interest rates, in April 2014, subsequent to the end of the quarter, we entered into nine forward-starting interest rate swap agreements that effectively convert $300.0 million of our variable rate borrowings to a fixed rate basis from October 2014 through October 2018. For additional information, refer to Note 18, Subsequent Events, of the notes to the condensed consolidated financial statements.
Repurchases of Common Stock — In November 2012 and August 2013, the Board of Directors approved two programs, each of which provide repurchase authorizations for up to $100.0 million in shares of our common stock, expiring November 2014 and November 2015, respectively. Additionally, in February 2014, the Board of Directors approved a program which provides repurchase authorization for up to an additional $200.0 million in shares of our common stock, expiring November 2015. During 2014, we repurchased 3.7 million shares at an aggregate cost of $202.0 million and fully utilized the November 2012 and August 2013 authorizations. As of April 13, 2014, there was $134.7 million remaining under the February 2014 authorization.
Repurchases of common stock included in our condensed consolidated statement of cash flows for the year-to-date period ended April 13, 2014, excludes $3.9 million related to a repurchase transaction traded in the second quarter of fiscal 2014 and settled in the third quarter of fiscal 2014, and includes $7.3 million related to repurchase transactions traded in fiscal 2013 and settled in 2014.
Declaration of Dividends — On May 9, 2014, subsequent to the end of the quarter, the Board of Directors approved the initiation of a regular cash dividend. The initial quarterly cash dividend of $0.20 per share will be paid on June 9, 2014 to shareholders of record as of the close of business on May 27, 2014. Future dividends will be subject to approval by our Board of Directors.
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

ITEM 3.        QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Our primary exposure to risks relating to our financial instruments is changes in interest rates. Our credit facility, which is comprised of a revolving credit facility and a term loan, bears interest at an annual rate equal to the prime rate of LIBOR plus an applicable margin based on a financial leverage ratio. As of April 13, 2014, the applicable margin for the LIBOR-based revolving loans and term loan was set at 1.75%.
We use interest rate swap agreements to reduce exposure to interest rate fluctuations. In August 2010, we entered into two interest rate swap agreements that effectively convert $100.0 million of our variable rate term loan borrowings to a fixed-rate basis beginning September 2011 through September 2014. Based on the term loan’s applicable margin of 1.75% as of April 13, 2014, these agreements would have an average pay rate of 1.54%, yielding a fixed rate of 3.29%. Additionally, in April 2014, we entered into nine forward-starting interest rate swap agreements that effectively convert $300.0 million of our variable rate borrowings to a fixed rate basis from October 2014 through October 2018.
A hypothetical 100 basis point increase in short-term interest rates, based on the outstanding unhedged balance of our revolving credit facility and term loan at April 13, 2014, would result in an estimated increase of $3.1 million in annual interest expense.
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
ITEM 4.        CONTROLS AND PROCEDURES
Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures
Based on an evaluation of the Company’s disclosure controls and procedures (as defined in Rules 13a - 15 and 15d - 15 of the Securities Exchange Act of 1934, as amended), as of the end of the Company’s quarter ended April 13, 2014, the Company’s Chief Executive Officer and Chief Financial Officer (its principal executive officer and principal financial officer, respectively) have concluded that the Company’s disclosure controls and procedures were effective.

Changes in Internal Control over Financial Reporting
There have been no changes in the Company’s internal control over financial reporting that occurred during the Company’s fiscal quarter ended April 13, 2014 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.
PART II. OTHER INFORMATION
There is no information required to be reported for any items under Part II, except as follows:

ITEM 1.        LEGAL PROCEEDINGS
See Note 14, Contingencies and Legal Matters, of the notes to the unaudited condensed consolidated financial statements for a discussion of our contingencies and legal matters.

ITEM 1A.    RISK FACTORS
When evaluating our business and our prospects, you should consider the risks and uncertainties described under Item 1A of Part I of our Annual Report on Form 10-K for the fiscal year ended September 29, 2013, which we filed with the SEC on November 22, 2013. You should also consider the risks and uncertainties discussed under the heading “Cautionary Statements Regarding Forward-Looking Statements” in Item 2 of this Quarterly Report on Form 10-Q. You should also refer to the other information set forth in this Quarterly Report and in our Annual Report on Form 10-K for the fiscal year ended September 29, 2013, including our financial statements and the related notes. There have been no material changes from the risk factors as previously disclosed in our Annual Report on Form 10-K for the fiscal year ended September 29, 2013. These risks and uncertainties are not the only ones we face. Additional risks and uncertainties not presently known to us or that we currently consider immaterial

Table of Contents

may also impair our business operations. If any of the risks or uncertainties actually occurs, our business and financial results could be harmed. In that case, the market price of our common stock could decline.

ITEM 2.        UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Our credit agreement provides for the potential payment of cash dividends and stock repurchases, subject to certain limitations based on our leverage ratio as defined in our credit agreement.
Dividends — We did not pay any cash or other dividends during the last two fiscal years. On May 9, 2014, the Board of Directors approved the initiation of a regular cash dividend. The initial quarterly cash dividend of $0.20 per share will be paid on June 9, 2014 to shareholders of record as of the close of business on May 27, 2014. Future dividends will be subject to approval by our Board of Directors.
Stock Repurchases — In November 2012 and August 2013, the Board of Directors approved two programs, each of which provide repurchase authorizations for up to $100.0 million in shares of our common stock, expiring November 2014 and November 2015, respectively. Additionally, in February 2014, the Board of Directors approved a program which provides repurchase authorization for up to $200.0 million in shares of our common stock, expiring November 2015. During fiscal 2014, we repurchased approximately 3.7 million shares at an aggregate cost of $202.0 million and fully utilized the November 2012 and August 2013 authorizations. As of April 13, 2014, there was $134.7 million remaining under the February 2014 authorization.
Repurchases of common stock included in our condensed consolidated statement of cash flows for the quarter ended April 13, 2014, excludes $3.9 million related to a repurchase transaction traded in the second quarter of fiscal 2014 and settled in the third quarter of fiscal 2014, and includes $7.3 million related to repurchase transactions traded in fiscal 2013 and settled in 2014.
The following table summarizes shares repurchased during the quarter ended April 13, 2014:

	(a) Total number of shares purchased	(b) Average price paid per share	(c) Total number of shares purchased as part of publicly announced programs	(d) Maximum dollar value that may yet be purchased under these programs
				$59,736,199
January 20, 2014 - February 16, 2014	—	$—	—	$259,736,199
February 17, 2014 - March 16, 2014	353,650	$59.16	353,650	$238,812,746
March 17, 2014 - April 13, 2014	1,745,917	$59.61	1,745,917	$134,736,243
Total	2,099,567	$59.51	2,099,567
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
10.1.7
Second Amended and Restated Credit Agreement dated as of March 19, 2014, among Jack in the Box Inc., Wells Fargo Bank, National Association, as administrative agent, and the other lender and agent parties thereto
		8-K	3/20/2014
10.1.8
Amended and Restated Guaranty Agreement dated as of March 19, 2014, among Jack in the Box Inc., Wells Fargo Bank, National Association, as administrative agent, and the subsidiaries of Jack in the Box Inc. party thereto
		8-K	3/20/2014
10.1.9
Amended and Restated Collateral Agreement dated as of March 19, 2014, among Jack in the Box Inc., Wells Fargo Bank, National Association, as administrative agent, and the subsidiaries of Jack in the Box Inc. party thereto
		8-K	3/20/2014
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	—	Filed herewith
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	—	Filed herewith
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	—	Filed herewith
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	—	Filed herewith
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

JACK IN THE BOX INC.

By:	/S/ JERRY P. REBEL
Jerry P. Rebel
Executive Vice President and Chief Financial Officer (principal financial officer) (Duly Authorized Signatory)
Date: May 15, 2014