Form 10-Q
period 2014-07-06
JACK IN THE BOX INC /NEW/
filed 2014-08-07
CIK 807882

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
 ____________________________________________________
FORM 10-Q
 _______________________________________________________________________________________
QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended July 6, 2014
Commission File Number: 1-9390
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
Yes  ☐    No  ☑
As of the close of business August 1, 2014, 39,029,566 shares of the registrant’s common stock were outstanding.

JACK IN THE BOX INC. AND SUBSIDIARIES

PART I. FINANCIAL INFORMATION

ITEM 1.        CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JACK IN THE BOX INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Dollars in thousands, except share data)
(Unaudited)

	July 6, 2014	September 29, 2013
ASSETS
Current assets:
Cash and cash equivalents	$9,892	$9,644
Accounts and other receivables, net	75,720	41,749
Inventories	7,697	7,181
Prepaid expenses	54,669	19,970
Deferred income taxes	31,008	26,685
Assets held for sale	3,490	11,875
Other current assets	1,925	108
Total current assets	184,401	117,212
Property and equipment, at cost	1,506,372	1,516,913
Less accumulated depreciation and amortization	(781,730)	(746,054)
Property and equipment, net	724,642	770,859
Intangible assets, net	15,805	16,390
Goodwill	149,110	148,988
Other assets, net	228,531	265,760
	$1,302,489	$1,319,209
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current maturities of long-term debt	$10,860	$20,889
Accounts payable	24,646	36,899
Accrued liabilities	156,791	153,886
Total current liabilities	192,297	211,674
Long-term debt, net of current maturities	524,160	349,393
Other long-term liabilities	272,591	286,124
Stockholders’ equity:
Preferred stock $0.01 par value, 15,000,000 shares authorized, none issued	—	—
Common stock $0.01 par value, 175,000,000 shares authorized, 79,904,208 and 78,515,171 issued, respectively	799	785
Capital in excess of par value	347,328	296,764
Retained earnings	1,236,609	1,171,823
Accumulated other comprehensive loss	(59,572)	(62,662)
Treasury stock, at cost, 40,874,642 and 35,926,269 shares, respectively	(1,211,723)	(934,692)
Total stockholders’ equity	313,441	472,018
	$1,302,489	$1,319,209
See accompanying notes to condensed consolidated financial statements.

JACK IN THE BOX INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)
(Unaudited)

	Quarter		Year-to-Date
	July 6, 2014	July 7, 2013	July 6, 2014	July 7, 2013
Revenues:
Company restaurant sales	$264,398	$270,863	$861,000	$888,565
Franchise revenues	84,094	79,466	278,444	263,321
	348,492	350,329	1,139,444	1,151,886
Operating costs and expenses, net:
Company restaurant costs:
Food and packaging	84,459	88,712	274,119	289,259
Payroll and employee benefits	71,733	74,242	237,165	250,006
Occupancy and other	57,671	59,360	189,378	195,372
Total company restaurant costs	213,863	222,314	700,662	734,637
Franchise costs	42,563	40,116	140,070	132,265
Selling, general and administrative expenses	47,422	52,078	155,238	171,246
Impairment and other charges, net	1,668	3,428	12,633	9,053
(Gains) losses on the sale of company-operated restaurants	(24)	1,509	(2,242)	3,179
	305,492	319,445	1,006,361	1,050,380
Earnings from operations	43,000	30,884	133,083	101,506
Interest expense, net	3,535	3,270	12,388	12,061
Earnings from continuing operations and before income taxes	39,465	27,614	120,695	89,445
Income taxes	13,338	10,318	43,294	30,954
Earnings from continuing operations	26,127	17,296	77,401	58,491
Losses from discontinued operations, net of income tax benefit	(1,424)	(22,952)	(4,611)	(30,167)
Net earnings (losses)	$24,703	$(5,656)	$72,790	$28,324

Net earnings (losses) per share - basic:
Earnings from continuing operations	$0.66	$0.40	$1.87	$1.35
Losses from discontinued operations	(0.04)	(0.52)	(0.11)	(0.69)
Net earnings (losses) per share (1)	$0.62	$(0.13)	$1.76	$0.65
Net earnings (losses) per share - diluted:
Earnings from continuing operations	$0.64	$0.38	$1.82	$1.30
Losses from discontinued operations	(0.03)	(0.51)	(0.11)	(0.67)
Net earnings (losses) per share (1)	$0.61	$(0.12)	$1.71	$0.63

Weighted-average shares outstanding:
Basic	39,692	43,772	41,320	43,435
Diluted	40,787	45,247	42,605	44,978

Cash dividends declared per common share	$0.20	$—	$0.20	$—
____________________________

(1)	Earnings per share may not add due to rounding.

See accompanying notes to condensed consolidated financial statements.

JACK IN THE BOX INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(Dollars in thousands)
(Unaudited)

	Quarter		Year-to-Date
	July 6, 2014	July 7, 2013	July 6, 2014	July 7, 2013

Net earnings (losses)	$24,703	$(5,656)	$72,790	$28,324
Cash flow hedges:
Net change in fair value of derivatives	(14)	59	(99)	(31)
Net loss reclassified to earnings	324	313	1,072	1,037
	310	372	973	1,006
Tax effect	(119)	(143)	(373)	(386)
	191	229	600	620
Unrecognized periodic benefit costs:
Actuarial losses and prior service costs reclassified to earnings	1,210	4,361	4,035	14,534
Tax effect	(464)	(1,672)	(1,548)	(5,571)
	746	2,689	2,487	8,963
Other:
Foreign currency translation adjustments	(2)	7	5	12
Tax effect	1	(2)	(2)	(3)
	(1)	5	3	9

Other comprehensive income	936	2,923	3,090	9,592

Comprehensive income (loss)	$25,639	$(2,733)	$75,880	$37,916
See accompanying notes to condensed consolidated financial statements.

JACK IN THE BOX INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in thousands)
(Unaudited)

	Year-to-Date
	July 6, 2014	July 7, 2013
Cash flows from operating activities:
Net earnings	$72,790	$28,324
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	70,585	74,870
Deferred finance cost amortization	1,677	1,764
Deferred income taxes	6,951	2,523
Share-based compensation expense	8,128	10,049
Pension and postretirement expense	10,585	23,959
Gains on cash surrender value of company-owned life insurance	(8,312)	(5,209)
(Gains) losses on the sale of company-operated restaurants	(2,242)	3,179
Losses on the disposition of property and equipment	2,353	2,525
Impairment charges and other	7,241	28,237
Loss on early retirement of debt	789	939
Changes in assets and liabilities, excluding acquisitions and dispositions:
Accounts and other receivables	(9,376)	33,776
Inventories	(516)	26,393
Prepaid expenses and other current assets	(36,514)	(24,091)
Accounts payable	(3,035)	(27,857)
Accrued liabilities	16,615	7,196
Pension and postretirement contributions	(14,107)	(13,168)
Other	(9,689)	(6,121)
Cash flows provided by operating activities	113,923	167,288
Cash flows from investing activities:
Purchases of property and equipment	(43,825)	(57,971)
Purchases of assets intended for sale and leaseback	(19)	(25,198)
Proceeds from the sale of assets	5,698	36,553
Proceeds from the sale of company-operated restaurants	8,199	8,415
Collections on notes receivable	2,555	5,837
Acquisitions of franchise-operated restaurants	(1,750)	(11,014)
Other	2,838	4,054
Cash flows used in investing activities	(26,304)	(39,324)
Cash flows from financing activities:
Borrowings on revolving credit facilities	618,000	554,000
Repayments of borrowings on revolving credit facilities	(460,000)	(619,000)
Proceeds from issuance of debt	200,000	200,000
Principal repayments on debt	(193,262)	(175,783)
Debt issuance costs	(3,607)	(4,392)
Dividends paid on common stock	(7,990)	—
Proceeds from issuance of common stock	27,069	48,000
Repurchases of common stock	(284,258)	(92,152)
Excess tax benefits from share-based compensation arrangements	15,167	1,261
Change in book overdraft	1,507	(38,584)
Cash flows used in financing activities	(87,374)	(126,650)
Effect of exchange rate changes on cash and cash equivalents	3	—
Net increase in cash and cash equivalents	248	1,314
Cash and cash equivalents at beginning of period	9,644	8,469
Cash and cash equivalents at end of period	$9,892	$9,783

See accompanying notes to condensed consolidated financial statements.

JACK IN THE BOX INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1.	BASIS OF PRESENTATION
Nature of operations — Founded in 1951, Jack in the Box Inc. (the “Company”) operates and franchises Jack in the Box® brand quick-service restaurants and Qdoba Mexican Grill® (“Qdoba”) brand fast-casual restaurants. The following table summarizes the number of restaurants as of the end of each period:

	July 6, 2014	July 7, 2013
Jack in the Box:
Company-operated	455	526
Franchise	1,797	1,729
Total system	2,252	2,255
Qdoba:
Company-operated	308	284
Franchise	324	308
Total system	632	592
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
Fiscal year — Our fiscal year is 52 or 53 weeks ending the Sunday closest to September 30. Fiscal years 2014 and 2013 include 52 weeks. Our first quarter includes 16 weeks and all other quarters include 12 weeks. All comparisons between 2014 and 2013 refer to the 12-weeks (“quarter”) and 40-weeks (“year-to-date”) ended July 6, 2014 and July 7, 2013, respectively, unless otherwise indicated.
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

JACK IN THE BOX INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

The following is a summary of our distribution business operating results, which are included in discontinued operations for each period (in thousands):

	Quarter		Year-to-Date
	July 6, 2014	July 7, 2013	July 6, 2014	July 7, 2013
Revenue	$—	$—	$—	$37,743
Operating loss before income tax benefit	$(557)	$(557)	$(1,253)	$(6,030)
The loss on the sale of the distribution business was not material to our results of operations in 2013. The year-to-date operating loss in 2014 includes $0.9 million related to insurance settlements and $0.3 million for lease commitment adjustments. Our liability for lease commitments related to our distribution centers is included in accrued liabilities and other long-term liabilities and has changed as follows during 2014 (in thousands):

	Quarter		Year-to-Date
	July 6, 2014	July 7, 2013	July 6, 2014	July 7, 2013
Balance at beginning of period	$743	$2,116	$1,318	$697
Additions	—	—	—	1,846
Adjustments	55	29	253	237
Cash payments	(173)	(349)	(946)	(984)
Balance at end of period	$625	$1,796	$625	$1,796
Adjustments in 2014 relate to the termination of a lease agreement and the execution of a sublease agreement. Adjustments in 2013 primarily represent revisions to certain sublease and cost assumptions due to changes in market conditions. The balance at July 6, 2014 relates to one distribution center subleased at a loss.
Qdoba restaurant closures — During the third quarter of fiscal 2013, we closed 62 Qdoba restaurants. The decision to close these restaurants was based on a comprehensive analysis that took into consideration levels of return on investment and other key operating performance metrics.
Since the closed locations were not predominantly located near those remaining in operation, we did not expect the majority of cash flows and sales lost from these closures to be recovered. In addition, we did not anticipate any ongoing involvement or significant direct cash flows from the closed stores. Therefore, in accordance with the provisions of ASC 205, Presentation of Financial Statements, the results of operations for these restaurants are reported as discontinued operations for all periods presented.
The following is a summary of the results of operations related to the 2013 Qdoba Closures for each period (in thousands):

	Quarter		Year-to-Date
	July 6, 2014	July 7, 2013	July 6, 2014	July 7, 2013
Company restaurant sales	$—	$8,448	$—	$28,036
Operating loss before income tax benefit	$(1,675)	$(36,660)	$(6,091)	$(42,887)
In 2014, the operating loss recognized in the quarter is primarily comprised of unfavorable lease adjustments and related broker commissions. The year-to-date operating loss includes $4.2 million of unfavorable lease commitment adjustments, $0.4 million for asset impairments, $0.7 million of ongoing facility related costs and $0.5 million of broker commissions. We do not expect the remaining costs to be incurred related to this transaction to be material, however the estimates we make related to our future lease obligations, primarily sublease income, are subject to a high degree of judgment and may differ from actual sublease income due to changes in economic conditions, desirability of the sites and other factors.

JACK IN THE BOX INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Our liability for lease commitments related to the 2013 Qdoba closures is included in accrued liabilities and other long-term liabilities and has changed as follows during 2014 (in thousands):

	Quarter		Year-to-Date
	July 6, 2014	July 7, 2013	July 6, 2014	July 7, 2013
Balance at beginning of period	$7,131	$—	$10,712	$—
Additions	—	14,072	—	14,072
Adjustments	1,256	—	4,235	—
Cash payments	(1,845)	(928)	(8,405)	(928)
Balance at end of period	$6,542	$13,144	$6,542	$13,144
In 2014, adjustments primarily relate to revisions to certain sublease and cost assumptions due to changes in market conditions as well as charges to terminate 16 lease agreements. These amounts were partially offset by favorable adjustments for locations that we have subleased.

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
Use of proceeds — The Company borrowed $200.0 million under the new term loan and approximately $220.0 million under the new revolving credit facility. The proceeds from the refinancing transaction were used to repay all borrowings under the former facility and to pay related transaction fees and expenses associated with the refinance of the facility, and will also be available for permitted share repurchases, permitted dividends, permitted acquisitions, ongoing working capital requirements and other general corporate purposes. At July 6, 2014, we had borrowings under the revolving credit facility of $333.0 million, $197.5 million outstanding under the term loan and letters of credit outstanding of $22.2 million.
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
Refranchisings and franchise development — The following is a summary of the number of restaurants sold to franchisees, number of restaurants developed by franchisees and the related gains (losses) and fees recognized (dollars in thousands):

	Quarter		Year-to-Date
	July 6, 2014	July 7, 2013	July 6, 2014	July 7, 2013
Restaurants sold to franchisees	—	18	14	22
New restaurants opened by franchisees	8	6	27	35

Initial franchise fees	$207	$1,005	$1,361	$2,040

Net proceeds (1)	$357	$5,549	$8,199	$8,415
Net assets sold (primarily property and equipment)	(7)	(3,554)	(2,247)	(5,274)
Goodwill related to the sale of company-operated restaurants	(5)	(129)	(134)	(196)
Other	1	(2,292)	(139)	(2,292)
Gains (losses) on the sale of company-operated restaurants	346	(426)	5,679	653

Losses on anticipated sale of Jack in the Box company-operated markets	(322)	—	(3,437)	(2,749)
Loss on anticipated sale of Qdoba company-operated market	—	(1,083)	—	(1,083)

Total gains (losses) on the sale of company-operated restaurants	$24	$(1,509)	$2,242	$(3,179)
____________________________

(1)
Amounts in 2014 and 2013 include additional proceeds recognized upon the extension of the underlying franchise and lease agreements related to restaurants sold in a prior year of $0.4 million and $0.8 million, respectively, in the quarter and $1.5 million and $1.9 million, respectively, year-to-date.

In 2014, losses on the anticipated sale of Jack in the Box company-operated markets relate to restaurants held for sale for which we have signed letters of intent. Refer to Note 5, Fair Value Measurements, for additional information regarding the losses recorded.
Franchise acquisitions — During 2014, we repurchased four Jack in the Box franchise restaurants. In 2013, we acquired 12 Qdoba franchise restaurants and one Jack in the Box franchise restaurant. We account for the acquisition of franchised restaurants using the acquisition method of accounting for business combinations. The purchase price allocations were based on fair value estimates determined using significant unobservable inputs (Level 3). The goodwill recorded primarily relates to the sales growth potential of the locations acquired and is expected to be deductible for tax purposes. The following table provides detail of the combined acquisitions in each year-to-date period (dollars in thousands):

	July 6, 2014	July 7, 2013
	Jack in the Box	Qdoba	Jack in the Box	Total
Restaurants acquired from franchisees	4	12	1	13

Property and equipment	$1,398	$2,632	$145	$2,777
Reacquired franchise rights	96	106	34	140
Liabilities assumed	—	(281)	(2)	(283)
Goodwill	256	7,207	1,173	8,380
Total consideration	$1,750	$9,664	$1,350	$11,014

JACK IN THE BOX INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

5.	FAIR VALUE MEASUREMENTS
Financial assets and liabilities — The following table presents the financial assets and liabilities measured at fair value on a recurring basis (in thousands):

	Total	Quoted Prices in Active Markets for Identical Assets (3) (Level 1)	Significant Other Observable Inputs (3) (Level 2)	Significant Unobservable Inputs (Level 3)
Fair value measurements as of July 6, 2014:
Non-qualified deferred compensation plan (1)	$(39,716)	$(39,716)	$—	$—
Interest rate swaps (Note 6) (2)	(217)	—	(217)	—
Total liabilities at fair value	$(39,933)	$(39,716)	$(217)	$—
Fair value measurements as of September 29, 2013:
Non-qualified deferred compensation plan (1)	$(39,135)	$(39,135)	$—	$—
Interest rate swaps (Note 6) (2)	(1,190)	—	(1,190)	—
Total liabilities at fair value	$(40,325)	$(39,135)	$(1,190)	$—

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
The fair values of the Company’s debt instruments are based on the amount of future cash flows associated with each instrument discounted using the Company’s borrowing rate. At July 6, 2014, the carrying value of all financial instruments was not materially different from fair value, as the borrowings are prepayable without penalty. The estimated fair values of our capital lease obligations approximated their carrying values as of July 6, 2014.
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
The following table presents non-financial assets and liabilities measured at fair value on a nonrecurring basis during fiscal 2014 (in thousands):

	Fair Value Measurement	Impairment Charges
Long-lived assets held and used	$619	$326
Long-lived assets held for sale	$3,494	$3,437
Long-lived asset abandoned	$—	$6,486
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
Long-lived assets held for sale were written down to fair value less costs to sell and relate to the anticipated sale of three Jack in the Box company-operated markets. We have signed letters of intent related to the sale of all three markets and fair value was determined based on the terms contained therein. These impairment charges are included in gains (losses) on the sale of company-operated restaurants in the accompanying condensed consolidated statements of operations.

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
Financial position — The following derivative instruments were outstanding as of the end of each period (in thousands):

	July 6, 2014		September 29, 2013
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Derivatives designated as hedging instruments:
Interest rate swaps (Note 5)	Accrued liabilities	$(217)	Accrued liabilities	$(1,190)
Total derivatives		$(217)		$(1,190)
Financial performance — The following is a summary of the accumulated other comprehensive income (“OCI”) activity related to our interest rate swap derivative instruments (in thousands):

	Location of Loss in Income	Quarter		Year-to-Date
		July 6, 2014	July 7, 2013	July 6, 2014	July 7, 2013
Gains (losses) recognized in OCI	N/A	$(14)	$59	$(99)	$(31)
Losses reclassified from accumulated OCI into income	Interest expense, net	$(324)	$(313)	$(1,072)	$(1,037)
Amounts reclassified from accumulated OCI into interest expense represent payments made to the counterparty for the effective portions of the interest rate swaps. During the periods presented, our interest rate swaps had no hedge ineffectiveness.

7.	IMPAIRMENT, DISPOSITION OF PROPERTY AND EQUIPMENT, RESTAURANT CLOSING COSTS AND RESTRUCTURING
Impairment and other charges, net in the accompanying condensed consolidated statements of operations is comprised of the following (in thousands):

	Quarter		Year-to-Date
	July 6, 2014	July 7, 2013	July 6, 2014	July 7, 2013
Restaurant impairment charges	$146	$501	$326	$3,385
Losses on the disposition of property and equipment, net	643	2,055	2,344	2,525
Costs of closed restaurants (primarily lease obligations) and other	318	733	1,613	1,849
Restructuring costs	561	139	8,350	1,294
	$1,668	$3,428	$12,633	$9,053
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
Disposition of property and equipment — We also recognize accelerated depreciation and other costs on the disposition

JACK IN THE BOX INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

of property and equipment. When we decide to dispose of a long-lived asset, depreciable lives are adjusted based on the estimated disposal date and accelerated depreciation is recorded. Other disposal costs primarily relate to gains or losses recognized upon the sale of closed restaurant properties, and charges from our ongoing restaurant upgrade programs, remodels and rebuilds, and other corporate initiatives. Losses on the disposition of property and equipment for the year-to-date period ended July 7, 2013 include income of $2.4 million from the resolution of two eminent domain matters involving Jack in the Box restaurants.
Restaurant closing costs consist of future lease commitments, net of anticipated sublease rentals and expected ancillary costs, and are included in impairment and other charges, net in the accompanying condensed consolidated statements of operations. Accrued restaurant closing costs, included in accrued liabilities and other long-term liabilities, changed as follows (in thousands):

	Quarter		Year-to-Date
	July 6, 2014	July 7, 2013	July 6, 2014	July 7, 2013
Balance at beginning of period	$14,596	$18,437	$16,321	$20,677
Adjustments	332	367	1,594	1,105
Cash payments	(1,302)	(1,439)	(4,289)	(4,417)
Balance at end of quarter	$13,626	$17,365	$13,626	$17,365
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
Restructuring costs — Since the beginning of 2012, we have been engaged in efforts to improve our cost structure and identify opportunities to reduce general and administrative expenses as well as improve profitability across both brands. The following is a summary of the costs incurred in connection with these activities (in thousands):

	Quarter		Year-to-Date
	July 6, 2014	July 7, 2013	July 6, 2014	July 7, 2013
Severance costs	$468	$4	$1,864	$674
Other	93	135	6,486	620
	$561	$139	$8,350	$1,294
In 2014, other relates to the impairment of a restaurant software asset we no longer plan to place in service as a result of our efforts to integrate certain systems across both of our brands and lower costs.
Total accrued severance costs related to our restructuring activities are included in accrued liabilities and changed as follows (in thousands):

	Quarter		Year-to-Date
	July 6, 2014	July 7, 2013	July 6, 2014	July 7, 2013
Balance at beginning of period	$—	$39	$253	$1,758
Additions	468	4	1,864	674
Cash payments	(11)	(15)	(1,660)	(2,404)
Balance at end of quarter	$457	$28	$457	$28
We expect to incur additional charges related to our restructuring activities; however, we are unable to make a reasonable estimate at this time.

8.	INCOME TAXES
The income tax provisions reflect tax rates of 33.8% in the quarter and 35.9% year-to-date in 2014, compared with 37.4% and 34.6%, respectively, a year ago. The major components of the year-over-year change in tax rates were an increase in operating earnings before income taxes, a decrease in tax credits and an increase in the market performance of insurance products used to fund certain non-qualified retirement plans which are excluded from taxable income. The final annual tax rate cannot be determined until the end of the fiscal year; therefore, the actual 2014 rate could differ from our current estimates.
During the quarter ended July 6, 2014, the Company completed a fixed asset cost segregation study. The study resulted in a $4.3 million increase in current deferred tax assets, a $38.8 million decrease in non-current deferred tax assets, a

JACK IN THE BOX INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

$9.9 million decrease in income taxes payable, a $24.3 million increase in income tax refunds receivable and $0.3 million of income tax expense.
At July 6, 2014, our gross unrecognized tax benefits associated with uncertain income tax positions were $0.8 million, which if recognized would favorably impact the effective income tax rate. There was no significant change in our gross unrecognized tax benefits from the end of fiscal year 2013. It is reasonably possible that changes to the gross unrecognized tax benefits will be required within the next twelve months due to the possible settlement of state tax audits.
The major jurisdictions in which the Company files income tax returns include the United States and states in which we operate that impose an income tax. The federal statutes of limitations have not expired for fiscal years 2011 and forward.  The Company’s federal statute of limitations for fiscal year 2009 was extended and remains open. The statutes of limitations for California and Texas, which constitute the Company’s major state tax jurisdictions, have not expired for fiscal years 2009 and forward. However, the Company has pending appeals for California (related to fiscal years 2001 to 2007) and Texas (related to fiscal year 2007) for specific claims.

9.	RETIREMENT PLANS
Defined benefit pension plans — We sponsor two defined benefit pension plans: a qualified plan covering substantially all full-time Jack in the Box employees hired prior to January 1, 2011, and an unfunded supplemental executive plan which provides certain employees additional pension benefits and was closed to new participants effective January 1, 2007. In fiscal 2011, the Board of Directors approved changes to our qualified plan whereby participants will no longer accrue benefits under this plan effective December 31, 2015. Benefits under both plans are based on the employees’ years of service and compensation over defined periods of employment.
Postretirement healthcare plans — We also sponsor two healthcare plans, closed to new participants, that provide postretirement medical benefits to certain employees who have met minimum age and service requirements. The plans are contributory, with retiree contributions adjusted annually, and contain other cost-sharing features such as deductibles and coinsurance.
Net periodic benefit cost — The components of net periodic benefit cost in each period were as follows (in thousands):

	Quarter		Year-to-Date
	July 6, 2014	July 7, 2013	July 6, 2014	July 7, 2013
Defined benefit pension plans:
Service cost	$1,875	$2,481	$6,249	$8,271
Interest cost	5,364	5,222	17,880	17,406
Expected return on plan assets	(5,652)	(5,242)	(18,840)	(17,472)
Actuarial loss	1,023	4,116	3,411	13,719
Amortization of unrecognized prior service cost	62	62	207	207
Net periodic benefit cost	$2,672	$6,639	$8,907	$22,131
Postretirement healthcare plans:
Interest cost	$379	$366	$1,261	$1,220
Actuarial loss	125	183	417	608
Net periodic benefit cost	$504	$549	$1,678	$1,828
Future cash flows — Our policy is to fund our plans at or above the minimum required by law. As of the date of our last actuarial funding valuation, there was no minimum contribution funding requirement. Details regarding fiscal 2014 contributions are as follows (in thousands):

	Defined Benefit Pension Plans	Postretirement Healthcare Plans
Net year-to-date contributions	$13,065	$1,042
Remaining estimated net contributions during fiscal 2014	$11,300	$400
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
We offer share-based compensation plans to attract, retain and motivate key officers, employees and non-employee directors to work toward the financial success of the Company. In 2014, we granted the following shares related to our share-based compensation awards:

Stock options	215,248
Performance share awards	55,668
Nonvested stock units	112,908
The components of share-based compensation expense recognized in each period are as follows (in thousands):

	Quarter		Year-to-Date
	July 6, 2014	July 7, 2013	July 6, 2014	July 7, 2013
Stock options	$347	$1,321	$2,125	$4,480
Performance share awards	891	421	3,386	2,085
Nonvested stock awards	46	82	264	301
Nonvested stock units	497	626	2,135	2,963
Deferred compensation for non-management directors	—	—	218	220
Total share-based compensation expense	$1,781	$2,450	$8,128	$10,049

11.    STOCKHOLDERS’ EQUITY
Repurchases of common stock — In November 2012 and August 2013, the Board of Directors approved two programs, each of which provided for repurchase authorizations for up to $100.0 million in shares of our common stock, expiring November 2014 and November 2015, respectively. Additionally, in February 2014, the Board of Directors approved a program which provides repurchase authorization for up to an additional $200.0 million in shares of our common stock, expiring November 2015. During fiscal 2014, we repurchased 4.95 million shares at an aggregate cost of $277.0 million and fully utilized the November 2012 and August 2013 authorizations. As of July 6, 2014, there was $59.7 million remaining under the February 2014 authorization.
Repurchases of common stock included in our condensed consolidated statements of cash flows for the year-to-date period ended July 6, 2014 includes $7.3 million related to repurchase transactions traded in fiscal 2013 and settled in 2014.
Dividend — During the third quarter, the Board of Directors approved the initiation of a regular quarterly cash dividend. The initial cash dividend of $0.20 per share was paid on June 9, 2014 to shareholders of record as of May 27, 2014 and totaled $8.0 million.

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

JACK IN THE BOX INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

The following table reconciles basic weighted-average shares outstanding to diluted weighted-average shares outstanding (in thousands):

	Quarter		Year-to-Date
	July 6, 2014	July 7, 2013	July 6, 2014	July 7, 2013
Weighted-average shares outstanding – basic	39,692	43,772	41,320	43,435
Effect of potentially dilutive securities:
Stock options	576	895	684	957
Nonvested stock awards and units	247	375	327	366
Performance share awards	272	205	274	220
Weighted-average shares outstanding – diluted	40,787	45,247	42,605	44,978
Excluded from diluted weighted-average shares outstanding:
Antidilutive	178	—	145	172
Performance conditions not satisfied at the end of the period	31	220	29	220

13.	VARIABLE INTEREST ENTITIES
In January 2011, we formed Jack in the Box Franchise Finance, LLC (“FFE”) for the purpose of operating a franchisee lending program to assist Jack in the Box franchisees in re-imaging their restaurants. We are the sole equity investor in FFE. The lending program was comprised of a $20.0 million commitment from the Company in the form of a capital note and an $80.0 million Senior Secured Revolving Securitization Facility entered into with a third party. The lending period and the revolving period expired in June 2012. At July 6, 2014, we had no borrowings under the FFE Facility and we do not plan to make any further contributions.
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
The FFE’s balance sheet consisted of the following at the end of each period (in thousands):

	July 6, 2014	September 29, 2013
Cash	$335	$250
Other current assets (1)	2,467	2,368
Other assets, net (1)	6,238	8,367
Total assets	$9,040	$10,985

Current liabilities	$3,066	$3,010
Other long-term liabilities (2)	5,920	8,076
Retained earnings	54	(101)
Total liabilities and stockholders’ equity	$9,040	$10,985
____________________________

(1)	Consists primarily of amounts due from franchisees.

(2)	Consists primarily of the capital note contributions from Jack in the Box which are eliminated in consolidation.
The Company’s maximum exposure to loss is equal to its outstanding contributions as of July 6, 2014. This amount represents estimated losses that would be incurred should all franchisees default on their loans without any consideration of recovery. To offset the credit risk associated with the Company’s variable interest in FFE, the Company holds a security interest in the assets of FFE subordinate and junior to all other obligations of FFE.

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
Gessele v. Jack in the Box Inc. —  In August 2010, five former employees instituted litigation in federal court in Oregon alleging claims under the federal Fair Labor Standards Act (“FLSA”) and Oregon wage and hour laws.  The plaintiffs alleged that the Company failed to pay non-exempt employees for certain meal breaks and improperly made payroll deductions for shoe purchases and for workers’ compensation expenses.  In April 2014, the district court granted our motion for summary judgment, and dismissed all claims without prejudice to re-filing in state court. The plaintiffs recently re-filed similar claims, and additional claims relating to timing of final pay and related wage and hour claims involving employees of a franchisee, in Oregon state court.  We removed the action to federal court in July 2014. In light of the procedural status of the case, (1) we continue to accrue for a single claim for which we believe a loss is both probable and estimable; and (2)  we have not established a loss contingency accrual for those claims as to which we believe liability is not probable or for which we are currently unable to estimate a range of loss. Our accrued loss contingency did not have a material effect on our results of operations, and we plan to vigorously defend against this lawsuit. Nonetheless, an unfavorable resolution of this matter in excess of our current accrued loss contingencies could have a material adverse effect on our business, results of operations, liquidity or financial condition.
Other Legal Matters — In addition to the matter described above, the Company is subject to normal and routine litigation brought by former, current or prospective employees, customers, franchisees, vendors, landlords, shareholders or others.  We intend to defend ourselves in any such matters.  Some of these matters may be covered, at least in part, by insurance. Our insurance liability (undiscounted) and reserves are established in part by using independent actuarial estimates of expected losses for reported claims and for estimating claims incurred but not reported. As of July 6, 2014, our estimated liability for general liability and workers’ compensation claims exceeded our self-insurance retention limits by $22.9 million. We expect to be fully covered for these amounts by surety bond issuers or our insurance providers. Although the Company currently believes that the ultimate determination of liability in connection with legal claims pending against it, if any, in excess of amounts already provided for these matters in the consolidated financial statements will not have a material adverse effect on our business, the Company’s annual results of operations, liquidity or financial position, it is possible that our results of operations, liquidity, or financial position could be materially affected in a particular future reporting period by the unfavorable resolution of one or more of these matters or contingencies during such period.
Lease Guarantees — In connection with the sale of the distribution business, we have assigned the leases at three of our distribution centers to third parties. Under these agreements, which expire in 2014, 2015 and 2017, we remain secondarily liable for the lease payments for which we were responsible under the original lease. As of July 6, 2014, the amount remaining under these lease guarantees totaled $2.8 million. We have not recorded a liability for the guarantees as the likelihood of the third party defaulting on the assignment agreements was deemed to be less than probable.

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

	Quarter			Year-to-Date
	July 6, 2014	July 6, 2014	July 7, 2013	July 6, 2014	July 6, 2014	July 7, 2013
	(New)	(Old)		(New)	(Old)
Revenues by segment:
Jack in the Box restaurant operations	$259,737	$259,737	$272,755	$869,650	$869,650	$918,246
Qdoba restaurant operations	88,755	88,755	77,574	269,794	269,794	233,640
Consolidated revenues	$348,492	$348,492	$350,329	$1,139,444	$1,139,444	$1,151,886
Earnings from operations by segment:
Jack in the Box restaurant operations	$54,413	$33,692	$23,485	$184,333	$108,607	$83,002
Qdoba restaurant operations	9,641	9,326	7,410	26,354	24,567	18,602
FFE operations (1)	—	(18)	(11)	—	(91)	(98)
Shared services and unallocated costs	(21,078)	—	—	(79,846)	—	—
Gains on the sale of company-operated restaurants	24	—	—	2,242	—	—
Consolidated earnings from operations	43,000	43,000	30,884	133,083	133,083	101,506
Interest expense, net	3,535	3,535	3,270	12,388	12,388	12,061
Consolidated earnings from continuing operations and before income taxes	$39,465	$39,465	$27,614	$120,695	$120,695	$89,445
Total depreciation expense by segment:
Jack in the Box restaurant operations	$15,110	$16,798	$17,350	$51,379	$56,991	$58,783
Qdoba restaurant operations	3,893	3,893	3,741	13,029	13,029	12,054
Shared services and unallocated costs	1,688	—	—	5,612	—	—
Consolidated depreciation expense	$20,691	$20,691	$21,091	$70,020	$70,020	$70,837
____________________________
(1)    FFE operations are included in the Jack in the Box operations segment under the new basis of segmentation.
Income taxes and total assets are not reported for our segments, in accordance with our method of internal reporting.

The following table provides detail of the change in the balance of goodwill for each of our reportable segments (in thousands):

	Qdoba	Jack in the Box	Total
Balance at September 29, 2013	$100,597	$48,391	$148,988
Additions	—	256	256
Disposals	—	(134)	(134)
Balance at July 6, 2014	$100,597	$48,513	$149,110
Refer to Note 4, Summary of Refranchisings, Franchise Development and Acquisitions, for information regarding the transactions resulting in the changes in goodwill.

16.	SUPPLEMENTAL CONSOLIDATED CASH FLOW INFORMATION (in thousands)

	July 6, 2014	July 7, 2013
Cash paid during the year for:
Interest, net of amounts capitalized	$12,100	$11,392
Income tax payments	$28,913	$36,692

JACK IN THE BOX INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

17.	SUPPLEMENTAL CONSOLIDATED BALANCE SHEET INFORMATION (in thousands)

	July 6, 2014	September 29, 2013
Other assets, net:
Company-owned life insurance policies	$103,016	$94,704
Deferred tax assets	41,505	88,833
Other	84,010	82,223
	$228,531	$265,760
Accrued liabilities:
Payroll and related taxes	$49,252	$46,970
Sales and property taxes	11,045	11,386
Insurance	35,301	35,209
Lease commitments related to closed or refranchised locations	9,556	12,737
Deferred rent income	14,744	9,385
Deferred beverage allowance	14,173	5,670
Other	22,720	32,529
	$156,791	$153,886
Other long-term liabilities:
Pension plans	$98,193	$105,968
Straight-line rent accrual	50,064	50,726
Other	124,334	129,430
	$272,591	$286,124

18.	SUBSEQUENT EVENTS

Declaration of dividend — On July 31, 2014, the Board of Directors approved a cash dividend of $0.20 per share, to be paid on September 2, 2014 to shareholders of record as of the close of business on August 18, 2014. Future dividends will be subject to approval by our Board of Directors.

On July 31, 2014, the Board of Directors authorized an additional $100.0 million stock-buyback program that expires in November 2015.

JACK IN THE BOX INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

19.	NEW ACCOUNTING PRONOUNCEMENTS

In April 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2014-08, “Presentation of Financial Statements (Topic 205) and Property, Plant, and Equipment (Topic 360): Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity,” which modifies the definition of discontinued operations to include only disposals of an entity that represent strategic shifts that have or will have a major effect on an entity's operations and financial results. This ASU also expands the disclosure requirements for disposals which meet the definition of a discontinued operation and requires entities to disclose information about disposals of individually significant components that do not meet the definition of discontinued operations. The standard is effective prospectively for annual and interim periods beginning after December 15, 2014, with early adoption permitted. This pronouncement is not expected to have a material impact on our consolidated financial statements upon adoption.

In May 2014, the FASB issued ASU No. 2014-09, “Revenue from Contracts with Customers,” which provides a comprehensive new revenue recognition model that requires a company to recognize revenue in an amount that reflects the consideration it expects to receive for the transfer of promised goods or services to its customers. The standard also requires additional disclosure regarding the nature, amount, timing and uncertainty of revenue and cash flows arising from contracts with customers. This ASU is effective for annual periods and interim periods beginning after December 15, 2016. The ASU is to be applied retrospectively or using a cumulative effect transition method and early adoption is not permitted. We are currently evaluating the effect that this pronouncement will have on our consolidated financial statements and related disclosures.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
GENERAL
All comparisons between 2014 and 2013 refer to the 12-weeks (“quarter”) and 40-weeks (“year-to-date”) ended July 6, 2014 and July 7, 2013, respectively, unless otherwise indicated.
For an understanding of the significant factors that influenced our performance during the quarterly and year-to-date periods ended July 6, 2014 and July 7, 2013, our Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) should be read in conjunction with the Condensed Consolidated Financial Statements and related Notes included in this Quarterly Report and our Annual Report on Form 10-K for the fiscal year ended September 29, 2013.
Our MD&A consists of the following sections:

•	Overview — a general description of our business and 2014 highlights.

•	Financial reporting — a discussion of changes in presentation.

•	Results of operations — an analysis of our consolidated statements of operations for the periods presented in our condensed consolidated financial statements.

•
Liquidity and capital resources — an analysis of our cash flows including capital expenditures, share repurchase activity, dividends, known trends that may impact liquidity and the impact of inflation.

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

OVERVIEW
As of July 6, 2014, we operated and franchised 2,252 Jack in the Box quick-service restaurants, primarily in the western and southern United States, and 632 Qdoba Mexican Grill (“Qdoba”) fast-casual restaurants throughout the United States and including four in Canada.
Our primary source of revenue is from retail sales at Jack in the Box and Qdoba company-operated restaurants. We also derive revenue from Jack in the Box and Qdoba franchise restaurants, including royalties (based upon a percent of sales), franchise fees and rents from Jack in the Box franchisees. In addition, we recognize gains or losses from the sale of company-operated restaurants to franchisees. These gains or losses are included as a line item within operating costs and expenses, net in the accompanying condensed consolidated statements of operations.

The following summarizes the most significant events occurring in 2014 and certain trends compared to a year ago:

•	Restaurant Sales — Sales at restaurants open more than one year (“same-store sales”) changed as follows:

	Quarter		Year-to-Date
	July 6, 2014	July 7, 2013	July 6, 2014	July 7, 2013
Jack in the Box:
Company	2.4%	1.2%	1.8%	1.4%
Franchise	2.4%	(0.3)%	1.7%	0.6%
System	2.4%	0.1%	1.7%	0.8%
Qdoba:
Company	7.2%	0.5%	5.2%	0.3%
Franchise	7.7%	2.1%	5.6%	0.6%
System	7.5%	1.3%	5.4%	0.4%

•
Commodity Costs — Commodity costs at both our Jack in the Box and Qdoba restaurants increased approximately 2.6% in the quarter and 1.5% and 0.6% at our Jack in the Box and Qdoba restaurants, respectively, year-to-date compared to a year ago. We expect our overall commodity costs to increase approximately 1.5% to 2.0% in fiscal 2014.

•	New Unit Development — Year-to-date, we opened 10 Jack in the Box locations and 30 Qdoba locations system-wide.

•
Franchising Program — Qdoba and Jack in the Box franchisees opened a total of 27 restaurants year-to-date and we have signed letters of intent to sell approximately 44 Jack in the Box restaurants in three markets. Our Jack in the Box system was 80% franchised at the end of the third quarter. We plan to maintain franchise ownership in the Jack in the Box system at a level between 80% to 85%.

•	Credit Facility — In March 2014, we entered into a new credit agreement consisting of a $600.0 million revolving credit facility and a $200.0 million term loan, both with a five-year maturity.

•
Share Repurchases — Pursuant to a share repurchase program authorized by our Board of Directors, we repurchased 4.95 million shares of our common stock at an average price of $55.98 per share during the year, including the cost of brokerage fees.

•
Dividend — During the third quarter, the Board of Directors approved the initiation of a regular quarterly cash dividend. The initial quarterly cash dividend of $0.20 per share was paid on June 9, 2014 to shareholders of record as of May 27, 2014 and totaled $8.0 million.

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
CONSOLIDATED STATEMENTS OF OPERATIONS DATA

	Quarter		Year-to-Date
	July 6, 2014	July 7, 2013	July 6, 2014	July 7, 2013
Revenues:
Company restaurant sales	75.9%	77.3%	75.6%	77.1%
Franchise revenues	24.1%	22.7%	24.4%	22.9%
Total revenues	100.0%	100.0%	100.0%	100.0%
Operating costs and expenses, net:
Company restaurant costs:
Food and packaging (1)	31.9%	32.8%	31.8%	32.6%
Payroll and employee benefits (1)	27.1%	27.4%	27.5%	28.1%
Occupancy and other (1)	21.8%	21.9%	22.0%	22.0%
Total company restaurant costs (1)	80.9%	82.1%	81.4%	82.7%
Franchise costs (1)	50.6%	50.5%	50.3%	50.2%
Selling, general and administrative expenses	13.6%	14.9%	13.6%	14.9%
Impairment and other charges, net	0.5%	1.0%	1.1%	0.8%
(Gains) losses on the sale of company-operated restaurants	—%	0.4%	(0.2)%	0.3%
Earnings from operations	12.3%	8.8%	11.7%	8.8%
Income tax rate (2)	33.8%	37.4%	35.9%	34.6%
____________________________

(1)	As a percentage of the related sales and/or revenues.

(2)	As a percentage of earnings from continuing operations and before income taxes.
The following table presents Jack in the Box and Qdoba company restaurant sales, costs and costs as a percentage of the related sales. Percentages may not add due to rounding.
SUPPLEMENTAL COMPANY-OPERATED RESTAURANTS STATEMENTS OF OPERATIONS DATA
(Dollars in thousands)

	Quarter				Year-to-Date
	July 6, 2014		July 7, 2013		July 6, 2014		July 7, 2013
Jack in the Box:
Company restaurant sales	$180,129		$197,239		$605,206		$667,854
Company restaurant costs:
Food and packaging	58,909	32.7%	66,552	33.7%	197,419	32.6%	222,545	33.3%
Payroll and employee benefits	49,860	27.7%	55,019	27.9%	168,313	27.8%	190,129	28.5%
Occupancy and other	38,147	21.2%	42,258	21.4%	125,965	20.8%	141,267	21.2%
Total company restaurant costs	$146,916	81.6%	$163,829	83.1%	$491,697	81.2%	$553,941	82.9%
Qdoba:
Company restaurant sales	$84,269		$73,624		$255,794		$220,711
Company restaurant costs:
Food and packaging	25,550	30.3%	22,160	30.1%	76,700	30.0%	66,714	30.2%
Payroll and employee benefits	21,873	26.0%	19,223	26.1%	68,852	26.9%	59,877	27.1%
Occupancy and other	19,524	23.2%	17,102	23.2%	63,413	24.8%	54,105	24.5%
Total company restaurant costs	$66,947	79.4%	$58,485	79.4%	$208,965	81.7%	$180,696	81.9%

The following table summarizes the changes in the number and mix of Jack in the Box (“JIB”) and Qdoba company and franchise restaurants:

	July 6, 2014			July 7, 2013
	Company	Franchise	Total	Company	Franchise	Total
Jack in the Box:
Beginning of year	465	1,786	2,251	547	1,703	2,250
New	—	10	10	4	11	15
Refranchised	(14)	14	—	(22)	22	—
Acquired from franchisees	4	(4)	—	1	(1)	—
Closed	—	(9)	(9)	(4)	(6)	(10)
End of period	455	1,797	2,252	526	1,729	2,255
% of JIB system	20%	80%	100%	23%	77%	100%
% of consolidated system	60%	85%	78%	65%	85%	79%
Qdoba:
Beginning of year	296	319	615	316	311	627
New	13	17	30	19	24	43
Acquired from franchisees	—	—	—	12	(12)	—
Closed	(1)	(12)	(13)	(63)	(15)	(78)
End of period	308	324	632	284	308	592
% of Qdoba system	49%	51%	100%	48%	52%	100%
% of consolidated system	40%	15%	22%	35%	15%	21%
Consolidated:
Total system	763	2,121	2,884	810	2,037	2,847
% of consolidated system	26%	74%	100%	28%	72%	100%

Revenues
As we execute our refranchising strategy for Jack in the Box, which includes the sale of restaurants to franchisees, we expect the number of company-operated restaurants and the related sales to decrease while revenues from franchise restaurants increase. As such, company restaurant sales decreased $6.5 million in the quarter and $27.6 million year-to-date compared to the prior year. The decrease in restaurant sales is due primarily to a decrease in the average number of Jack in the Box company-operated restaurants, partially offset by an increase in average unit volumes (“AUVs”) at both brands and an increase in the number of Qdoba company-operated restaurants.
The following table presents the approximate impact of these increases (decreases) on company restaurant sales (in thousands):

	Quarter	Year-to-Date
Decrease in the average number of Jack in the Box restaurants	$(29,900)	$(105,200)
Jack in the Box AUV increase	12,900	42,600
Increase in the average number of Qdoba restaurants	7,400	29,400
Qdoba AUV increase	3,100	5,600
Total decrease in company restaurant sales	$(6,500)	$(27,600)

Same-store sales at Jack in the Box company-operated restaurants increased 2.4% in the quarter and 1.8% year-to-date primarily driven by price increases and favorable product mix changes, partially offset by a decrease in transactions. Same-store sales at Qdoba company-operated restaurants increased 7.2% in the quarter and 5.2% year-to-date primarily driven by favorable product mix changes, an increase in transactions, lower discounting and higher catering sales. The following table summarizes the change in company-operated same-store sales:

	Quarter	Year-to-Date
Jack in the Box:
Transactions	(1.3)%	(1.2)%
Average check (1)	3.7%	3.0%
Change in same-store sales	2.4%	1.8%
Qdoba:
Transactions	2.7%	0.3%
Average check (2)	3.6%	4.2%
Catering	0.9%	0.7%
Change in same-store sales	7.2%	5.2%
____________________________

(1)	Includes price increases of approximately 2.9% and 2.7% for the quarter and year-to-date, respectively.

(2)	Includes price increases of approximately 1.3% and 0.8% for the quarter and year-to-date, respectively.

Franchise revenues increased $4.6 million, or 5.8%, in the quarter, and $15.1 million, or 5.7%, year-to-date, primarily reflecting an increase in the average number of Jack in the Box franchise restaurants. To a lesser extent, a reduction in re-image contributions and higher AUVs at Qdoba and Jack in the Box franchised restaurants also contributed to the increase in franchise revenues. These increases were partially offset by a decrease in revenues from initial franchise fees of $0.8 million and $0.7 million in the quarter and year-to-date, respectively. The following table reflects the detail of our franchise revenues in each period and other information we believe is useful in analyzing the change in franchise revenues (dollars in thousands):

	Quarter		Year-to-Date
	July 6, 2014	July 7, 2013	July 6, 2014	July 7, 2013
Royalties	$33,014	$30,785	$107,994	$101,578
Rents	50,331	47,828	166,729	158,879
Re-image contributions to franchisees	(22)	(902)	(22)	(2,030)
Franchise fees and other	771	1,755	3,743	4,894
Franchise revenues	$84,094	$79,466	$278,444	$263,321
% increase	5.8%		5.7%
Average number of franchise restaurants	2,121	2,031	2,112	2,020
% increase	4.4%		4.6%
Average unit volumes of franchise restaurants:
Jack in the Box	$310	$303	$1,027	$1,012
Qdoba	$249	$232	$778	$731
Changes in franchise-operated same-store sales:
Jack in the Box	2.4%	(0.3)%	1.7%	0.6%
Qdoba	7.7%	2.1%	5.6%	0.6%
Royalties as a percentage of estimated franchise restaurant sales:
Jack in the Box	5.2%	5.2%	5.2%	5.2%
Qdoba	5.0%	5.0%	5.0%	5.0%

Operating Costs and Expenses
Food and packaging costs decreased to 31.9% of company restaurant sales in the quarter and 31.8% year-to-date, compared with 32.8% and 32.6%, respectively, a year ago, reflecting lower percentages at our Jack in the Box restaurants in both periods and at our Qdoba restaurants year-to-date. The lower percentages in 2014 relate to the benefits of selling price increases and favorable product mix at our Jack in the Box restaurants, lower discounting at our Qdoba restaurants and a greater proportion of Qdoba company restaurants which generally have lower food and packaging costs than our Jack in the Box restaurants.
Commodity costs increased as follows compared with the prior year:

	Quarter	Year-to-Date
Jack in the Box	2.6%	1.5%
Qdoba	2.6%	0.6%
Costs were higher for pork, beef and produce in both periods and bakery year-to-date, and were partially offset by lower costs for oil and cheese. We expect overall commodity costs for fiscal 2014 to increase approximately 1.5% to 2.0%. Beef represents the largest portion, or approximately 20%, of the Company’s overall commodity spend. We typically do not enter into fixed price contracts for our beef needs. For the full year, we currently expect beef costs to increase approximately 5.0% to 6.0%.
Payroll and employee benefit costs decreased to 27.1% of company restaurant sales in the quarter and 27.5% year-to-date from 27.4% and 28.1%, respectively, last year. This decrease reflects a decline in the payroll and employee benefit cost rate at our Jack in the Box restaurants of 20 basis points in the quarter and 70 basis points year-to-date due to leverage from per store average(“PSA”) sales increases and the modest benefits of refranchising Jack in the Box restaurants, which were partially offset by higher levels of incentive compensation. Declines in the percent of sales labor rate at our Qdoba restaurants of 10 basis points in the quarter and 20 basis points year-to-date also contributed to the favorable labor leverage in 2014 compared with a year ago. This decrease primarily relates to sales leverage and changes to our staffing mix that utilizes a more variable labor model, partially offset by higher levels of incentive compensation and higher costs for insurance.
In the quarter, occupancy and other costs were 21.8% and 21.9% of company restaurant sales in 2014 and 2013, respectively, and 22.0% in both year-to-date periods. On a consolidated basis, our occupancy and other costs rate is impacted by the mix of Jack in the Box and Qdoba company-operated restaurants as our Qdoba locations generally have a higher occupancy and other costs rate than our Jack in the Box restaurants. At our Jack in the Box restaurants, the occupancy and other costs rate decreased 20 basis points to 21.2% in the quarter and 40 basis points to 20.8% year-to-date. Sales leverage benefited both periods but was partially offset by the impact of higher utility costs and higher depreciation expense related to Jack in the Box restaurant enhancement programs in addition to higher maintenance and repair expenses in the quarter. At our Qdoba restaurants, occupancy and other costs as a percent of sales remained constant in the quarter at 23.2% and increased 30 basis points to 24.8% year-to-date. Sales leverage at our Qdoba restaurants more than offset in the quarter and partially offset year-to-date, higher maintenance and repair expenses, credit card fees and costs for utilities, as well as an increase in equipment rental costs related to Coca-Cola Freestyle® beverage equipment.
Franchise costs, principally rents and depreciation on properties leased to Jack in the Box franchisees, increased $2.4 million in the quarter and $7.8 million year-to-date, due primarily to an increase in the number of franchised restaurants. As a percentage of the related revenues, franchise costs increased slightly to 50.6% in the quarter from 50.5% a year ago and 50.3% year-to-date from 50.2% in 2013. In 2014, an increase in rent and depreciation expense related to an increase in the percentage of locations we lease to franchisees was partially offset by a reduction in re-image contributions to franchisees, which are recorded as a reduction of franchise revenues, and higher PSA royalties driven by higher AUVs at our franchised restaurants.

The following table presents the change in selling, general and administrative (“SG&A”) expenses compared with the prior year (in thousands):

	Increase / (Decrease)
	Quarter	Year-to-Date
Advertising	$15	$(1,952)
Incentive compensation (including share-based compensation)	1,553	(848)
Cash surrender value of COLI policies, net	(2,979)	(2,152)
Pension and postretirement benefits	(4,012)	(13,374)
Employee relocation costs	214	943
Insurance costs (including group, workers’ compensation and general liability insurance)	(461)	970
Other, including savings from restructuring initiatives	1,014	405
	$(4,656)	$(16,008)
SG&A expenses decreased $4.7 million in the quarter and $16.0 million year-to-date compared with the prior year. Our refranchising strategy has resulted in a decrease in the number of Jack in the Box company-operated restaurants and the related overhead expenses to manage and support those restaurants, including advertising costs, which are primarily contributions to our marketing funds determined as a percentage of restaurant sales. As such, advertising costs decreased at Jack in the Box. Advertising costs associated with our Qdoba locations were higher in the quarter and year-to-date, fluctuating due to the timing of our spending.
Incentive compensation increased in the quarter and decreased year-to-date as the impact of higher bonus accruals related to improved performance were partially offset in the quarter and more than offset year-to-date by a decrease in share-based compensation due an increase in the average attribution period over which certain awards were recognized. The cash surrender value of our Company-owned life insurance (“COLI”) policies, net of changes in our non-qualified deferred compensation obligation supported by these policies, are subject to market fluctuations. The changes in market values had a positive impact of $2.8 million in the quarter and $4.7 million year-to-date compared with a negative impact of $0.2 million and a positive impact of $2.5 million, respectively, a year ago. In 2014, the decrease in pension and postretirement benefits principally relates to the change in discount rates as compared with a year ago and lump sum payments made to vested and terminated participants in 2013. Insurance costs decreased in the quarter primarily due to unfavorable workers’ compensation claim developments recognized in the third quarter of last year.
Impairment and other charges, net is comprised of the following (in thousands):

	Quarter		Year-to-Date
	July 6, 2014	July 7, 2013	July 6, 2014	July 7, 2013
Restaurant impairment charges	$146	$501	$326	$3,385
Losses on the disposition of property and equipment, net	643	2,055	2,344	2,525
Costs of closed restaurants (primarily lease obligations) and other	318	733	1,613	1,849
Restructuring costs	561	139	8,350	1,294
	$1,668	$3,428	$12,633	$9,053
Impairment and other charges, net decreased $1.8 million in the quarter and increased $3.6 million year-to-date compared to a year ago. In 2014, restructuring costs include a $6.4 million impairment charge recognized in the second quarter related to a restaurant software asset we no longer plan to place in service as a result of our efforts to integrate certain systems across both of our brands and lower costs. Losses recognized on the disposition of property and equipment decreased in the quarter and year-to-date due to a decline in Jack in the Box restaurant enhancement activity which was partially offset year-to-date by the inclusion of income of $2.4 million in 2013 related to the resolution of two eminent domain matters involving Jack in the Box restaurants. Restaurant impairment charges also decreased versus a year ago due to a decline in the number of Jack in the Box restaurants we intend to close or have closed. Refer to Note 7, Impairment, Disposition of Property and Equipment, Restaurant Closing Costs and Restructuring, of the notes to the condensed consolidated financial statements for additional information regarding costs associated with closed restaurants.

Gains (losses) on the sale of company-operated restaurants to franchisees, net are detailed in the following table (dollars in thousands):

	Quarter		Year-to-Date
	July 6, 2014	July 7, 2013	July 6, 2014	July 7, 2013
Number of restaurants sold to franchisees	—	18	14	22

Gains (losses) the sale of company-operated restaurants	$346	$(426)	$5,679	$653
Losses on anticipated sale of company-operated restaurants	(322)	(1,083)	(3,437)	(3,832)
Gains (losses) on the sale of company-operated restaurants, net	$24	$(1,509)	$2,242	$(3,179)
Gains are impacted by the number of restaurants sold and changes in average gains recognized, which relate to the specific sales and cash flows of those restaurants. In 2014 and 2013, gains on the sale of company-operated restaurants include additional gains recognized upon the extension of the underlying franchise and lease agreements related to restaurants sold in a prior year of $0.4 million and $0.8 million, respectively, in the quarter and $1.5 million and $1.9 million, respectively, year-to-date. In 2014, losses on the expected sale of company-operated restaurants relate to 14 restaurants in one Jack in the Box market in the quarter and approximately 44 restaurants in three Jack in the Box markets year-to-date. In 2013, losses from the expected sale of company-operated restaurants includes a loss of $2.7 million recognized in the second quarter relating to the sale of a Jack in the Box market and $1.1 million recognized in the third quarter relating to the anticipated sale of three Qdoba company-operated restaurants. Both transactions closed in the fourth quarter of 2013.
Interest Expense, Net
Interest expense, net is comprised of the following (in thousands):

	Quarter		Year-to-Date
	July 6, 2014	July 7, 2013	July 6, 2014	July 7, 2013
Interest expense	$3,746	$3,501	$12,985	$13,015
Interest income	(211)	(231)	(597)	(954)
Interest expense, net	$3,535	$3,270	$12,388	$12,061
Interest expense, net increased $0.3 million in the quarter and year-to-date compared with a year ago. In the quarter, higher average borrowings were partially offset by lower interest rates. Year-to-date, a decrease in interest income resulting from a decline in notes receivable related to refranchising transactions, higher average borrowings and an increase in interest costs associated with lease commitments related to closed or refranchised locations were partially offset by lower interest rates. Both year-to-date periods include the write-off of deferred finance fees of $0.8 million and $0.9 million in 2014 and 2013, respectively.
Income Taxes
The tax rate in 2014 was 33.8% in the quarter and 35.9% year-to-date, compared with 37.4% and 34.6%, respectively, a year ago. The major components of the year-over-year change in tax rates were an increase in operating earnings before income taxes, a decrease in tax credits, and an increase in the market performance of insurance products used to fund certain non-qualified retirement plans which are excluded from taxable income.  We expect the fiscal year tax rate to be approximately 35.5% - 36.5%. The annual tax rate cannot be determined until the end of the fiscal year; therefore, the actual rate could differ from our current estimates.
Earnings from Continuing Operations
Earnings from continuing operations were $26.1 million, or $0.64 per diluted share, in the quarter compared with $17.3 million, or $0.38 per diluted share, a year ago and $77.4 million, or $1.82 per diluted share, year-to-date versus $58.5 million, or $1.30 per diluted share, last year.
Losses from Discontinued Operations, Net
As described in Note 2, Discontinued Operations, in the notes to the condensed consolidated financial statements, the results of operations from our distribution business and the 2013 Qdoba Closures have been reported as discontinued operations for all periods presented.
Losses from discontinued operations, net of tax are as follows for each discontinued operation (in thousands):

	Quarter		Year-to-Date
	July 6, 2014	July 7, 2013	July 6, 2014	July 7, 2013
Distribution business	$(353)	$(344)	$(787)	$(3,719)
2013 Qdoba Closures	(1,071)	(22,608)	(3,824)	(26,448)
	$(1,424)	$(22,952)	$(4,611)	$(30,167)
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
These losses from discontinued operations reduced diluted earnings per share by the following in each period (earnings per share may not add due to rounding):

	Quarter		Year-to-Date
	July 6, 2014	July 7, 2013	July 6, 2014	July 7, 2013
Distribution business	$(0.01)	$(0.01)	$(0.02)	$(0.08)
2013 Qdoba Closures	(0.03)	(0.50)	(0.09)	(0.59)
	$(0.03)	$(0.51)	$(0.11)	$(0.67)

LIQUIDITY AND CAPITAL RESOURCES
General
Our primary sources of short-term and long-term liquidity are expected to be cash flows from operations and our revolving bank credit facility.
We generally reinvest available cash flows from operations to improve our restaurant facilities and develop new restaurants, to reduce debt, to repurchase shares of our common stock and to pay cash dividends. Our cash requirements consist principally of:

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
As is common in the restaurant industry, we maintain relatively low levels of accounts receivable and inventories, and our vendors grant trade credit for purchases such as food and supplies. We also continually invest in our business through the addition of new units and refurbishment of existing units, which are reflected as long-term assets and not as part of working capital. As a result, current liabilities are in excess of current assets, which results in a working capital deficit.
Cash Flows
The table below summarizes our cash flows from operating, investing and financing activities (in thousands):

	Year-to-date
	July 6, 2014	July 7, 2013
Total cash provided by (used in):
Operating activities	$113,923	$167,288
Investing activities	(26,304)	(39,324)
Financing activities	(87,374)	(126,650)
Effect of exchange rate changes	3	—
Net increase in cash and cash equivalents	$248	$1,314
Operating Activities. Operating cash flows decreased $53.4 million compared with a year ago due primarily to the outsourcing of our distribution business in the first quarter of fiscal 2013, which freed up working capital previously tied up in franchise receivables and distribution inventory. Additionally, an increase in payments for advertising compared to the same period a year ago and timing differences associated with rent payments for the month of October also contributed to the decrease in operating cash flows. These decreases in cash flows were partially offset by a decrease in payments for income taxes compared to the same period a year ago.
Investing Activities. Cash used in investing activities decreased $13.0 million compared with a year ago due primarily to a decrease in cash used to purchase assets held for sale and leaseback, property and equipment, and franchise-operated restaurants, partially offset by a decrease in proceeds from the sale of assets held for sale and leaseback.

Capital Expenditures — The composition of capital expenditures in each period follows (in thousands):

	Year-to-date
	July 6, 2014	July 7, 2013
Jack in the Box:
New restaurants	$3,134	$3,327
Restaurant facility expenditures	16,544	28,035
Other, including corporate	6,465	5,332
	26,143	36,694
Qdoba:
New restaurants	13,723	16,684
Other, including corporate	3,959	4,593
	17,682	21,277

Consolidated capital expenditures	$43,825	$57,971
Our capital expenditure program includes, among other things, investments in new locations, restaurant remodeling, new equipment and information technology enhancements. Capital expenditures decreased compared to a year ago primarily as a result of a decrease in spending related to exterior re-images at our Jack in the Box restaurants. We expect fiscal 2014 capital expenditures to be approximately $70 million. We plan to open approximately two Jack in the Box and 15 to 17 Qdoba company-operated restaurants in 2014.
Sale of Company-Operated Restaurants — We continue to expand franchise ownership in the Jack in the Box system primarily through the sale of company-operated restaurants to franchisees. The following table details proceeds received in connection with our refranchising activities in each period (dollars in thousands):

	Year-to-Date
	July 6, 2014	July 7, 2013
Number of restaurants sold to franchisees	14	22

Total proceeds	$8,199	$8,415
As of July 6, 2014, we classified as assets held for sale $3.5 million relating to Jack in the Box operating restaurant properties that we expect to sell to franchisees during the next 12 months and for which we have signed letters of intent.
Assets Held for Sale and Leaseback — We use sale and leaseback financing to lower the initial cash investment in our Jack in the Box restaurants to the cost of the equipment, whenever possible. The following table summarizes the cash flow activity related to sale and leaseback transactions in each period (dollars in thousands):

	Year-to-Date
	July 6, 2014	July 7, 2013
Number of restaurants sold and leased back	3	19

Proceeds from sale and leaseback transactions	$5,397	$36,553
Purchases of assets intended for sale and leaseback	$(19)	$(25,198)
As of July 6, 2014, we do not have any operating restaurant properties that we expect to sell and leaseback during the next 12 months.

Acquisition of Franchise-Operated Restaurants — In 2014, we acquired four Jack in the Box franchise restaurants. In 2013, we acquired 12 Qdoba franchise restaurants and exercised our right of first refusal to acquire one Jack in the Box franchise restaurant. The following table details franchise-operated restaurant acquisition activity (dollars in thousands):

	Year-to-Date
	July 6, 2014	July 7, 2013
Number of Jack in the Box restaurants acquired from franchisees	4	1
Number of Qdoba restaurants acquired from franchisees	—	12
Cash used to acquire franchise-operated restaurants	$1,750	$11,014
The purchase prices were primarily allocated to property and equipment, goodwill and reacquired franchise rights. For additional information, refer to Note 4, Summary of Refranchisings, Franchise Development and Acquisitions, of the notes to the condensed consolidated financial statements.
Financing Activities. Cash flows used in financing activities decreased $39.3 million compared with a year ago primarily attributable to decreases in principal payments made under our credit facility, an increase in borrowings under the revolving credit facility, excess tax benefits from share-based compensation arrangements and the change in our book overdraft related to the timing of working capital receipts and disbursements. These decreases in cash outflows were partially offset by increases in repurchases of common stock and dividends paid on common stock, as well as a decrease in proceeds from the issuance of common stock.
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
The Company borrowed approximately $220.0 million under the revolving credit facility and $200.0 million under the term loan. The proceeds were used to repay all borrowings under the prior credit facility and the related transaction fees and expenses, including those associated with the new credit facility. Loan origination costs associated with the new credit facility were $3.5 million and are included as deferred costs in other assets, net in the accompanying condensed consolidated balance sheet as of July 6, 2014. As of July 6, 2014, we had $197.5 million outstanding under the term loan, borrowings under the revolving credit facility of $333.0 million and letters of credit outstanding of $22.2 million.
We are subject to a number of customary covenants under our credit facility, including limitations on additional borrowings, acquisitions, loans to franchisees, capital expenditures, lease commitments, stock repurchases, dividend payments and requirements to maintain certain financial ratios defined in our credit agreement. We were in compliance with all covenants as of July 6, 2014.
Interest Rate Swaps — To reduce our exposure to rising interest rates under our variable rate debt, we enter into interest rate swaps. In August 2010, we entered into two forward-looking swaps that effectively convert the first $100.0 million of our variable rate term loan to a fixed-rate basis from September 2011 through September 2014. Based on the term loan’s applicable margin of 1.50% as of July 6, 2014, these agreements would have an average pay rate of 1.54%, yielding an “all-in” fixed rate of 3.04%. For additional information related to our interest rate swaps, refer to Note 6, Derivative Instruments, of the notes to the condensed consolidated financial statements.
To reduce our exposure to rising interest rates, in April 2014, we entered into nine forward-starting interest rate swap agreements that effectively convert $300.0 million of our variable rate borrowings to a fixed rate basis from October 2014 through October 2018. For additional information, refer to Note 6, Derivative Instruments, of the notes to the condensed consolidated financial statements.
Repurchases of Common Stock — In November 2012 and August 2013, the Board of Directors approved two programs, each of which provided for repurchase authorizations for up to $100.0 million in shares of our common stock, expiring November

2014 and November 2015, respectively. Additionally, in February 2014, the Board of Directors approved a program which provides repurchase authorization for up to an additional $200.0 million in shares of our common stock, expiring November 2015. During 2014, we repurchased 4.95 million shares at an aggregate cost of $277.0 million and fully utilized the November 2012 and August 2013 authorizations. As of July 6, 2014, there was $59.7 million remaining under the February 2014 authorization. On July 31, 2014, the Board of Directors authorized an additional $100.0 million stock-buyback program that expires in November 2015.
Repurchases of common stock included in our condensed consolidated statement of cash flows for the year-to-date period ended July 6, 2014 includes $7.3 million related to repurchase transactions traded in fiscal 2013 and settled in 2014.
Dividend — On May 9, 2014, the Board of Directors approved the initiation of a regular quarterly cash dividend. The initial quarterly cash dividend of $0.20 per share was paid on June 9, 2014 to shareholders of record as of the close of business on May 27, 2014 and totaled $8.0 million. Future dividends will be subject to approval by our Board of Directors.
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

•
The cost-saving initiatives taken in recent years, including the outsourcing of our distribution business, are subject to risks and uncertainties, and we cannot assure that these activities, or any other activities we undertake in the future, will achieve the desired savings and efficiencies.

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

•
We maintain a documented system of internal controls, which is reviewed and monitored by an Internal Controls Committee and tested by the Company’s full-time internal audit department. Any failures in the effectiveness of our internal controls could have a material adverse effect on our operating results or cause us to fail to meet our reporting obligations.

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

ITEM 3.        QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Our primary exposure to risks relating to our financial instruments is changes in interest rates. Our credit facility, which is comprised of a revolving credit facility and a term loan, bears interest at an annual rate equal to the prime rate of LIBOR plus an applicable margin based on a financial leverage ratio. As of July 6, 2014, the applicable margin for the LIBOR-based revolving loans and term loan was set at 1.50%.
We use interest rate swap agreements to reduce exposure to interest rate fluctuations. In August 2010, we entered into two interest rate swap agreements that effectively convert $100.0 million of our variable rate term loan borrowings to a fixed-rate basis beginning September 2011 through September 2014. Based on the term loan’s applicable margin of 1.50% as of July 6, 2014, these agreements would have an average pay rate of 1.54%, yielding a fixed rate of 3.04%. Additionally, in April 2014, we entered into nine forward-starting interest rate swap agreements that effectively convert $300.0 million of our variable rate borrowings to a fixed rate basis from October 2014 through October 2018. Based on the applicable margin in effect as of July 6, 2014, these nine interest rate swaps would yield average fixed rates of 2.34%, 2.88%, 3.55% and 4.03% in years one through four, respectively.
A hypothetical 100 basis point increase in short-term interest rates, based on the outstanding unhedged balance of our revolving credit facility and term loan at July 6, 2014, would result in an estimated increase of $2.9 million in annual interest expense.
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
ITEM 4.        CONTROLS AND PROCEDURES
Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures
Based on an evaluation of the Company’s disclosure controls and procedures (as defined in Rules 13a - 15 and 15d - 15 of the Securities Exchange Act of 1934, as amended), as of the end of the Company’s quarter ended July 6, 2014, the Company’s Chief Executive Officer and Chief Financial Officer (its principal executive officer and principal financial officer, respectively) have concluded that the Company’s disclosure controls and procedures were effective.

Changes in Internal Control over Financial Reporting
There have been no changes in the Company’s internal control over financial reporting that occurred during the Company’s fiscal quarter ended July 6, 2014 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.
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
Stock Repurchases — In November 2012 and August 2013, the Board of Directors approved two programs, each of which provided for repurchase authorizations for up to $100.0 million in shares of our common stock, expiring November 2014 and November 2015, respectively. Additionally, in February 2014, the Board of Directors approved a program which provides repurchase authorization for up to $200.0 million in shares of our common stock, expiring November 2015. During fiscal 2014, we repurchased approximately 4.95 million shares at an aggregate cost of $277.0 million and fully utilized the November 2012 and August 2013 authorizations. As of July 6, 2014, there was $59.7 million remaining under the February 2014 authorization. On July 31, 2014, the Board of Directors authorized an additional $100.0 million stock-buyback program that expires in November 2015.
The following table summarizes shares repurchased during the quarter ended July 6, 2014. The average price paid per share in column (b) below does not include the cost of brokerage fees.

	(a) Total number of shares purchased	(b) Average price paid per share	(c) Total number of shares purchased as part of publicly announced programs	(d) Maximum dollar value that may yet be purchased under these programs
				$134,736,243
April 14, 2014 - May 11, 2014	—	$—	—	$134,736,243
May 12, 2014 - June 8, 2014	611,869	$58.17	611,869	$99,127,950
June 9, 2014 - July 6, 2014	658,412	$59.80	658,412	$59,736,278
Total	1,270,281	$59.02	1,270,281
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
Jerry P. Rebel
Executive Vice President and Chief Financial Officer (principal financial officer) (Duly Authorized Signatory)
Date: August 7, 2014