Form 10-K
period 2014-09-28
JACK IN THE BOX INC /NEW/
filed 2014-11-21
CIK 807882

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE FISCAL YEAR ENDED SEPTEMBER 28, 2014
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
Yes ☐    No ☑
The aggregate market value of the common stock held by non-affiliates of the registrant as of the last business day of the registrant’s most recently completed second fiscal quarter, computed by reference to the closing price reported on the NASDAQ Global Select Market — Composite Transactions as of April 11, 2014, was approximately $2.2 billion.
Number of shares of common stock, $0.01 par value, outstanding as of the close of business on November 14, 2014 — 38,634,942.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the Proxy Statement to be filed with the Securities and Exchange Commission in connection with the 2015 Annual Meeting of Stockholders are incorporated by reference into Part III hereof.

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
The Company
Overview.  Jack in the Box Inc., based in San Diego, California, operates and franchises 2,888 Jack in the Box® quick-service restaurants (“QSRs”) and Qdoba Mexican Grill® fast-casual restaurants. References to the Company throughout this Annual Report on Form 10-K are made using the first person notations of “we,” “us” and “our.”
Jack in the Box.  The first Jack in the Box restaurant opened in 1951. Jack in the Box is one of the nation’s largest hamburger chains and, based on number of restaurants, is the second largest QSR hamburger chain in nine of our top 10 major markets, which comprise approximately 70% of the total system. As of the end of our fiscal year on September 28, 2014, the Jack in the Box system included 2,250 restaurants in 21 states, as well as Guam, of which 431 were company-operated and 1,819 were franchise-operated.
Qdoba Mexican Grill.  To supplement our core growth and balance the risk associated with growing solely in the highly competitive hamburger segment of the QSR industry, in 2003 we acquired Qdoba Restaurant Corporation, operator and franchisor of Qdoba Mexican Grill. As of September 28, 2014, the Qdoba system included 638 restaurants in 47 states, as well as the District of Columbia and Canada, of which 310 were company-operated and 328 were franchise-operated. Qdoba is the second largest fast-casual Mexican brand in the United States.
Strategic Plan.  Our long-term strategic plan focuses on continued growth of our two restaurant brands, increasing average unit volumes, and improving restaurant profitability and returns on invested capital. During 2014, we essentially completed our refranchising initiative focused on increasing franchise ownership in the Jack in the Box system through the sale of company-operated restaurants to new and existing franchisees. Through the sale of 37 company-operated Jack in the Box restaurants to franchisees and the development of 11 new franchise restaurants in fiscal 2014, we increased franchise ownership of the Jack in the Box system to 81% at the end of fiscal 2014 from 79% at the end of fiscal 2013. We plan to maintain franchise ownership in the Jack in the Box system at a level between 80-85%. Now that we are within the range of our targeted franchise ownership, we expect the majority of our new unit development will be through franchised restaurants.
Through new unit growth and acquisitions of franchised Qdoba restaurants in select markets, and due to the refranchising of Jack in the Box restaurants, Qdoba has become a more prominent part of our company restaurant operations. As of the end of fiscal 2014, Qdoba comprised approximately 42% of our total company-operated units as compared with approximately 12% five years ago. We plan to continue to build out the number of Qdoba company locations at an accelerated pace over the next several years. Accelerating the growth of our Qdoba brand by increasing market penetration should generate heightened brand awareness.
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
The Jack in the Box restaurant chain was the first major hamburger chain to develop and expand the concept of drive-thru restaurants. In addition to drive-thru windows, most of our restaurants have seating capacities ranging from 20 to 100 persons and are open 18-24 hours a day. Drive-thru sales currently account for approximately 70% of sales at company-operated restaurants. The average check in fiscal year 2014 was $6.83 for company-operated restaurants.
With a presence in only 21 states, we believe Jack in the Box is a brand with significant growth opportunities. In fiscal 2014, we continued to expand in both existing and new markets. We opened one company-operated restaurant and franchisees opened 11 Jack in the Box restaurants during the year. In fiscal 2015, approximately 10-15 new Jack in the Box restaurants are expected to open system-wide.

The following table summarizes the changes in the number of company-operated and franchise Jack in the Box restaurants over the past five years:

	Fiscal Year
	2014	2013	2012	2011	2010
Company-operated restaurants:
Beginning of period	465	547	629	956	1,190
New	1	6	19	15	30
Refranchised	(37)	(78)	(97)	(332)	(219)
Closed	(2)	(11)	(4)	(10)	(46)
Acquired from franchisees	4	1	—	—	1
End of period total	431	465	547	629	956
% of system	19%	21%	24%	28%	43%
Franchise restaurants:
Beginning of period	1,786	1,703	1,592	1,250	1,022
New	11	11	18	16	16
Refranchised	37	78	97	332	219
Closed	(11)	(5)	(4)	(6)	(6)
Sold to Company	(4)	(1)	—	—	(1)
End of period total	1,819	1,786	1,703	1,592	1,250
% of system	81%	79%	76%	72%	57%
System end of period total	2,250	2,251	2,250	2,221	2,206
Qdoba Mexican Grill.  Our Qdoba restaurants feature fresh, high quality ingredients and unique Mexican flavors that combine to create a variety of innovative flavors and products. Customer orders are prepared in full view, which gives our guests the ability to build a customized meal specifically suited to their individual taste preferences and nutritional needs. Our restaurants also offer a variety of catering options that can be tailored to feed groups of ten to several hundred. While some of our restaurants serve breakfast, the majority generally operate from 10:30 a.m. to 10:00 p.m. and have a seating capacity that ranges from 60 to 80 persons, including outdoor patio seating at many locations. The average check, excluding catering sales, in fiscal year 2014 was $10.93 for company-operated restaurants.
We believe there is significant opportunity for continued growth at Qdoba. We estimate the long-term growth potential for Qdoba to be approximately 2,000 units across the United States. Our company-operated restaurants are generally located in larger market areas, while franchise development is more weighted towards non-traditional sites (airports, campuses, etc.) or areas where local franchisees can operate more efficiently. During fiscal 2014, we opened 16 company-operated restaurants and franchisees opened 22 Qdoba restaurants, including four non-traditional sites and two locations in Canada. In fiscal 2015, 50-60 new Qdoba restaurants are expected to open system-wide, of which approximately half are expected to be company-operated locations.

The following table summarizes the changes in the number of company-operated and franchise Qdoba restaurants over the past five years:

	Fiscal Year
	2014	2013	2012	2011	2010
Company-operated restaurants:
Beginning of period	296	316	245	188	157
New	16	34	26	25	15
Refranchised	—	(3)	—	—	—
Acquired from franchisees	—	13	46	32	16
Closed	(2)	(64)	(1)	—	—
End of period total	310	296	316	245	188
% of system	49%	48%	50%	42%	36%
Franchise restaurants:
Beginning of period	319	311	338	337	353
New	22	34	32	42	21
Refranchised	—	3	—	—	—
Sold to Company	—	(13)	(46)	(32)	(16)
Closed	(13)	(16)	(13)	(9)	(21)
End of period total	328	319	311	338	337
% of system	51%	52%	50%	58%	64%
System end of period total	638	615	627	583	525

Site Selection and Design
Site selections for all new company-operated Jack in the Box and Qdoba restaurants are made after an economic analysis and a review of demographic data and other information relating to population density, traffic, competition, restaurant visibility and access, available parking, surrounding businesses and opportunities for market penetration. Restaurants developed by franchisees are built to brand specifications on sites we have reviewed.
We have multiple restaurant models with different seating capacities to improve our flexibility in selecting locations for our restaurants. Management believes that this flexibility enables the Company to match the restaurant configuration with the specific economic, demographic, geographic or physical characteristics of a particular site. The majority of our Jack in the Box restaurants are constructed on leased land or on land that we purchased and subsequently sold, along with the improvements, in a sale and leaseback transaction. Typical costs to develop a traditional Jack in the Box restaurant, excluding the land value, range from $1.4 million to $1.9 million. Upon completion of a sale and leaseback transaction, the Company’s initial cash investment is reduced to the cost of equipment, which ranges from approximately $0.3 million to $0.5 million.
The majority of Qdoba restaurants are located in leased spaces ranging from conventional large-scale retail projects to smaller neighborhood retail strip centers as well as non-traditional locations such as airports, college campuses and food courts. Qdoba restaurant development costs typically range from $0.4 million to $1.1 million depending on the type, square footage and geographic region.
Franchising Program
Jack in the Box.  The Jack in the Box franchise agreement generally provides for an initial franchise fee of $50,000 per restaurant for a 20-year term and marketing fees at 5% of gross sales. Royalty rates, typically 5% of gross sales, generally range from 2% to as high as 15% of gross sales, and some existing agreements provide for variable rates and royalty holidays. We offer development agreements to franchisees for construction of one or more new restaurants over a defined period of time and in a defined geographic area. Developers are required to pay a fee, which may be credited against a portion of the franchise fee due when restaurants open in the future. Developers may forfeit such fees and lose their rights to future development if they do not maintain the required schedule of openings. To stimulate growth we offer franchisees who opened restaurants within a specified time reduced franchise fees and lower royalty rates.
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
Qdoba Mexican Grill.  The current Qdoba franchise agreement generally provides for an initial franchise fee of $30,000 per restaurant, a 10-year term with a 10-year option to extend at a fee of $5,000, and marketing fees of up to 2% of gross sales. Most franchisees are also required to spend a minimum of 2% of gross sales on local marketing for their restaurants. Royalty rates are typically 5% of gross sales. We offer development agreements to franchisees for the construction of one or more new restaurants over a defined period of time and in a defined geographic area for a development fee, a portion of which may be credited against franchise fees due for restaurants when they are opened. If the developer does not maintain the required schedule of openings, they may forfeit such fees and lose their rights to future development. We continue to pursue non-traditional locations both through multi-location commitments and single unit franchise agreements. To enhance our multi unit non-traditional growth, we may offer agreements that provide for lower fees. Currently, the non-traditional franchise agreements we enter into provide for a $30,000 initial franchise fee, a 6% royalty rate and no marketing fees.
Restaurant Management and Operations
Jack in the Box and Qdoba restaurants are operated by a company manager or franchise operator who is directly responsible for the operations of the restaurant, including product quality, service, food safety, cleanliness, inventory, cash control and the conduct and appearance of employees.
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
For Jack in the Box company operations, vice presidents supervise directors of operations, who supervise district managers, who in turn supervise restaurant managers. Under our performance system, these management levels are all eligible for periodic bonuses based on achievement of goals related to restaurant sales, profit and/or certain other operational performance standards.
Qdoba Mexican Grill. At Qdoba company restaurants, we focus on attracting, selecting, engaging and retaining people who share our values to create long-lasting positive impacts on operating results. Our Qdoba Career Map is the core development tool used to provide employees with detailed education by position, from entry level to area manager.  High performing restaurant managers and hourly team members are certified to train and develop employees through a series of on-the-job and classroom trainings that focus on knowledge, skills and behaviors.  The Team Member Progression program within the Career Map tool recognizes and rewards three levels of achievement for our cooks and line servers who showcase excellence in their positions.  Team members must have, or acquire, specific technical and behavioral skill sets to reach an achievement level.
For Qdoba restaurant operations, vice presidents supervise directors of operations, who supervise district managers, who in turn supervise restaurant managers. All levels are eligible for quarterly performance bonuses based on goals related to restaurant sales, profit optimization and other operations performance standards.
Customer Satisfaction
Company-operated and franchise-operated restaurants devote significant resources toward ensuring that all of our restaurants offer quality food and excellent service. To help us maintain a high level of customer satisfaction, our Voice of Guest program provides restaurant managers, district managers, and franchise operators with ongoing feedback from guests who complete a short guest satisfaction survey via an invitation provided on the register receipt. In these surveys, guests rate their satisfaction with key elements of their restaurant experience, including friendliness, food quality, cleanliness, speed of service and order accuracy.  In 2014, the Jack in the Box and Qdoba systems received more than 2.1 million and 0.2 million guest survey responses, respectively.  We also have a “mystery guest” program at Jack in the Box that provides restaurant managers, district managers, and franchise operators feedback on guest service as evaluated by “secret shoppers” who visit the restaurant.  Finally, our Guest Relations department receives feedback that guests report through our toll-free number and via our website, and communicates that feedback to restaurant managers and franchise operators.

Food Safety and Quality
Our “farm-to-fork” food safety and quality assurance programs are designed to maintain high standards for the food products and food preparation procedures used by the restaurants. We maintain product specifications and approve product sources. We have a comprehensive Hazard Analysis & Critical Control Points (“HACCP”) system and a food safety management program for managing food safety in our restaurants. HACCP combines employee training, testing, documented restaurant practices and detailed attention to product safety and quality at each stage of the food preparation cycle. The U.S. Department of Agriculture, Food and Drug Administration and the Center for Science in the Public Interest have recognized our HACCP program as a leader in the industry.
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
In July 2012, we and approximately 90% of our Jack in the Box franchisees entered into a long-term contract with another third-party distributor to provide distribution services to our Jack in the Box restaurants through August 2022. In the fourth quarter of fiscal 2012, we completed the transition of services from one distribution center and our remaining centers were transitioned by the end of the first quarter of fiscal 2013.
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
We have developed business intelligence systems that provide visibility to the key metrics in the operation of company and franchise restaurants. These systems play an integral role in accumulating and analyzing market information. We have labor scheduling systems to assist in managing labor hours based on forecasted sales volumes, and inventory management systems which enable timely and accurate deliveries of food and packaging to our restaurants. To support order accuracy and speed of service, our drive-thru Jack in the Box restaurants use color order confirmation screens. We also have kiosks in many corporate and franchise Jack in the Box restaurants throughout our major markets that allow customers to place their order themselves using easy-to-follow steps on a touchscreen. We are currently engaged in a comprehensive review of our restaurant level technologies at Jack in the Box and Qdoba to identify opportunities to integrate systems across both of our brands.

Advertising and Promotion
Jack in the Box. At Jack in the Box, we build brand awareness through our marketing and advertising programs and activities. These activities are supported primarily by financial contributions to a marketing fund from all company and franchise restaurants based on a percentage of sales. Activities to advertise restaurant products, promote brand awareness and attract customers include, but are not limited to, regional and local campaigns on television, radio and print media, as well as Internet advertising on specific sites and broad-reach Web portals. Also, in recent years we began utilizing social media as a channel to better reach our target customers.
Qdoba Mexican Grill. At Qdoba, the goal of our advertising and marketing is to build brand awareness and generate traffic, and we seek to build brand advocates by delivering a great guest experience in the restaurants. All restaurants contribute a small percentage of gross sales to a fund primarily used for production and development of brand assets. Advertising is primarily done at the regional or local level for both company and franchise owned and operated restaurants, and is determined by the local management. Advertising is created at the brand level and the system operators can utilize these assets, or tap into our in-house creative services group to create custom advertising that meets their particular communication objectives while adhering to brand standards.
Employees
At September 28, 2014, we had approximately 19,150 employees, of whom 18,350 were restaurant employees, 700 were corporate personnel, and 100 were field management or administrative personnel. Employees are paid on an hourly basis, except certain restaurant management, operations and corporate management, and administrative personnel. We employ both full- and part-time restaurant employees in order to provide the flexibility necessary during peak periods of restaurant operations.
We have not experienced any significant work stoppages, and support our employees, including part-time workers, by offering industry competitive wages and benefits. We offer all hourly employees meeting certain minimum service requirements access to health coverage, including vision and dental benefits. As an additional incentive to our Jack in the Box hourly team members with more than a year of service, we pay a portion of their health insurance premiums.
Executive Officers
The following table sets forth the name, age, position and years with the Company of each person who is an executive officer of Jack in the Box Inc.:

Name	Age	Positions	Years with the Company
Leonard A. Comma	45	Chairman of the Board and Chief Executive Officer	13
Mark H. Blankenship, Ph.D.	53	Executive Vice President, Chief People, Culture and Corporate Strategy Officer	17
Jerry P. Rebel	57	Executive Vice President and Chief Financial Officer	11
Phillip H. Rudolph	56	Executive Vice President, Chief Legal and Risk Officer and Corporate Secretary	7
Frances L. Allen	52	President, Jack in the Box Brand	—
Timothy P. Casey	54	President, Qdoba Restaurant Brand	2
Keith M. Guilbault	51	Senior Vice President and Chief Marketing Officer	10
Elana M. Hobson	54	Senior Vice President of Operations	37
Paul D. Melancon	58	Senior Vice President of Finance, Controller and Treasurer	9
Carol A. DiRaimo	53	Vice President of Investor Relations and Corporate Communications	6
The following sets forth the business experience of each executive officer for at least the last five years:
Mr. Comma has been Chairman of the Board and Chief Executive Officer since January 2014. From May 2012 until October 2014, he also served as President, and from November 2010 through January 2014, as Chief Operating Officer. Mr. Comma served as Senior Vice President and Chief Operating Officer from February 2010 to November 2010, Vice President Operations Division II from February 2007 to February 2010, Regional Vice President of the Company’s Southern California region from May 2006 to February 2007 and Director of Convenience-Store & Fuel Operations for the Company’s proprietary chain of Quick Stuff convenience stores from August 2001 to May 2006.
Dr. Blankenship has been Executive Vice President, Chief People, Culture and Corporate Strategy Officer since November 2013. He was previously Senior Vice President and Chief Administrative Officer from October 2010 to November 2013, Vice President, Human Resources and Operational Services from October 2005 to October 2010 and Division Vice President, Human Resources from October 2001 to September 2005. Dr. Blankenship has 17 years of experience with the Company in various human resource and training positions.

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
Mr. Rudolph has been Executive Vice President since February 2010, and Chief Legal and Risk Officer and Corporate Secretary since October 2014. Previously, he held the titles of General Counsel and Corporate Secretary since November 2007. Prior to joining the Company, Mr. Rudolph was Vice President and General Counsel for Ethical Leadership Group. He was previously a partner in the Washington, D.C. office of Foley Hoag, LLP, and a Vice President at McDonald’s Corporation where, among other roles, he served as U.S. and International General Counsel. Before joining McDonald’s, Mr. Rudolph spent 15 years with the law firm of Gibson, Dunn & Crutcher, LLP, the last six of which he spent as a litigation partner in the firm’s Washington, D.C. office. Mr. Rudolph has more than 30 years of legal experience.
Ms. Allen has served as President of the Jack in the Box brand since October 2014. She joined the Company with more than 30 years of branding and marketing experience, including senior leadership roles at such major organizations as Denny’s, Dunkin’ Brands, Sony Ericsson Mobile Communications, PepsiCo and Frito-Lay. From July 2010 to October 2014, Ms. Allen worked for Denny’s Corp., most recently as its Chief Brand Officer and, previously, as its Chief Marketing Officer. From 2007 to 2009, she was Chief Marketing Officer of Dunkin’ Brands; from 2004 to 2007, she was Vice President of Marketing, North America at Sony Ericsson Mobile Communications, and from 1998 to 2004, she held several positions at PepsiCo, most recently as Vice President of Marketing. Prior to that, Ms. Allen served at Frito-Lay as Director of International Advertising, and worked for several advertising agencies.
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
Mr. Guilbault has been Senior Vice President and Chief Marketing Officer since November 2013. He was previously Vice President of Menu & Innovation from October 2012 to November 2013, Vice President of Franchising from October 2010 to October 2012, Division Vice President of Operations Initiatives from February 2010 to October 2010 and Division Vice President of Brand Innovation & Regional Marketing from February 2006 to February 2010. He joined the Company in 2004 as a Regional Vice President in Central California. Including his service with Jack in the Box Inc., Mr. Guilbault has more than 15 years of experience in management positions with several companies, including Mobil Oil Corporation, Priceline WebHouse Club and Freemarkets, Inc.
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
Mr. Melancon has been Senior Vice President of Finance, Controller and Treasurer since November 2013. He was previously Vice President of Finance, Controller and Treasurer from September 2008 to November 2013 and Vice President and Controller from July 2005 to September 2008. Before joining the Company, Mr. Melancon held senior financial positions at several major companies, including Guess?, Inc., Hyper Entertainment, Inc. (a subsidiary of Sony Corporation of America) and Sears, Roebuck and Co. Mr. Melancon has more than 35 years of experience in accounting and finance, including 11 years with Price Waterhouse.
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

Trademarks and Service Marks
The Jack in the Box, Qdoba Mexican Grill, and Qdoba names are of material importance to us and each is a registered trademark and service mark in the United State and elsewhere. In addition, we have registered numerous service marks and trade names for use in our businesses, including the Jack in the Box logo, the Qdoba logo and various product names and designs.
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
Each Jack in the Box and Qdoba restaurant competes directly and indirectly with a large number of national and regional restaurant chains some of which have significantly greater financial resources, as well as with locally-owned and/or independent restaurants in the quick-service and the fast-casual segments, and other “food away from home” consumer options. In selling franchises, we compete with many other restaurant franchisors, some of whom have substantially greater financial resources.
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
Regulation
Each restaurant is subject to regulation by federal agencies, as well as licensing and regulation by state and local health, sanitation, safety, fire, zoning, building, taxing and other services and departments. Restaurants are also subject to rules and regulations imposed by owners and (or) operators of shopping centers, college campuses, airports, military bases or other locations in which a restaurant is located. Difficulties or failures in obtaining and maintaining any required permits, licensing or approval, or difficulties in complying with applicable rules and regulations could result in restricted operations, closures of existing restaurants, delays or cancellations in the opening of new restaurants, or the imposition of fines and other penalties.
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
Some of our Qdoba restaurants sell alcoholic beverages, which require licensing. The regulations governing licensing may impose requirements on licensees including minimum age of employees, hours of operation, and advertising and handling of alcoholic beverages. The failure of a Qdoba restaurant to obtain or retain a license could adversely affect the store’s results of operations.
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
Risks Related to the Food Service Industry.  Food service businesses such as ours may be materially and adversely affected by changes in consumer preferences, national and regional economic, political and socioeconomic conditions, attitudes and changes in consumer dining habits, whether based on new information regarding diet, nutrition or health, on the cost of food at home compared to food away from home, or health-based regulations or on other factors. Adverse economic conditions, such as higher levels of unemployment, lower levels of consumer confidence and decreased discretionary spending may reduce restaurant traffic and sales and impose practical limits on pricing. If adverse or uncertain economic conditions persist for an extended period of time, consumers may make long-lasting changes to their spending behavior. The impact of these factors may be exacerbated by the geographic profile of our Jack in the Box segment. Specifically, nearly 70% of the restaurants in our Jack in the Box system are located in the states of California and Texas. Economic conditions, state and local laws, government regulations, weather conditions or natural disasters affecting those states may therefore more greatly impact our results than would similar occurrences in other locations.
The performance of our business may also be adversely affected by factors such as:

•	seasonal sales fluctuations;

•	severe weather and other natural disasters;

•
unfavorable trends or developments concerning operating costs such as inflation, increased costs of food, fuel, utilities, technology, labor (including due to legislated minimum wage increases, labor disruptions or employee relations issues), insurance, or employee benefits (including healthcare, workers’ compensation and other insurance costs and premiums);

•	the impact of initiatives by competitors and increased competition generally;

•	lack of customer acceptance of new menu items, service initiatives or potential price increases necessary to cover higher input costs;

•	customers trading down to lower priced items and/or shifting to competitive offerings with lower priced products;

•	the availability of qualified, experienced management and hourly employees; and

•	failure to anticipate or respond quickly to relevant market trends or to implement successful advertising and marketing programs.
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

We seek to manage food and commodity costs, including through extended fixed price contracts, strong category and commodity management, and purchasing fundamentals. However, certain commodities such as beef and pork, which represent approximately 20% and 6%, respectively, of our consolidated commodity spend, do not lend themselves to fixed price contracts.
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
To minimize the risk of food-borne illness, we have put in place HACCP and Food Safety Management Plans for managing food safety in our restaurants and with our vendors. Nevertheless, food safety risks cannot be completely eliminated. Any outbreak of illness attributed to company or franchised restaurants, or within the food service industry, or any widespread negative publicity regarding our brands or the restaurant industry in general could cause a decline in our and our franchisees’ restaurant sales, and could have a material adverse effect on our financial condition and results of operations.
In addition, the success of our business strategy depends on the value and relevance of our brands and reputation. If customers perceive that we and our franchisees fail to deliver a consistently positive and relevant experience, our brands could suffer. This could have an adverse effect on our business. Moreover, while we devote considerable efforts and resources to protecting our trademarks and other intellectual property, if these efforts are not successful, the value of our brands may be harmed. This could also have a material adverse effect on our business.
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

•
in new geographic markets where we have limited or no existing locations, the inability to successfully expand or acquire critical market presence for our brands, acquire name recognition, successfully market our products or attract new customers;

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
With an increase in the proportion of Jack in the Box franchised restaurants, the percentage of our revenues derived from royalties and rents at Jack in the Box franchise restaurants has increased, as has the risk that earnings could be negatively impacted by defaults in the payment of royalties and rents. As small businesses, some of our franchise operators, may be negatively and disproportionately impacted by strategic initiatives, capital requirements, inflation, labor costs, employee relations issues or other causes. In addition, franchisee business obligations may not be limited to the operation of Jack in the Box or Qdoba restaurants, making them subject to business and financial risks unrelated to the operation of our restaurants. These unrelated risks could adversely affect a franchisee’s ability to make payments to us or to make payments on a timely basis. We cannot assure that franchisees will successfully participate in our strategic initiatives or operate their restaurants in a manner consistent with our concepts and standards. As compared to some of our competitors, our Jack in the Box brand has relatively fewer franchisees who, on average, operate more restaurants per franchisee. There are significant risks to our business if a franchisee, particularly one who operates a large number of restaurants, encounters financial difficulties or fails to adhere to our standards and projects an image inconsistent with our brands.
Risk Relating to Competition, Menu Innovation and Successful Execution of our Operational Strategies and Initiatives. We are focused on increasing same-store sales and average unit volumes as part of our long-term business plan.  These results are subject to a number of risks and uncertainties, including risks related to competition, menu innovation and the successful execution of our operational strategies and initiatives. The restaurant industry is highly competitive with respect to price, service, location, personnel, advertising, brand identification and the type, quality and innovativeness of menu items and new and differentiated service offerings. There are many well-established competitors. Each of our restaurants competes directly and indirectly with a large number of national and regional restaurant chains, as well as with locally-owned and/or independent quick-service restaurants, fast-casual restaurants, casual dining restaurants, sandwich shops and similar types of businesses. The trend toward convergence in grocery, deli and restaurant services has and may continue to increase the number of our competitors. Such increased competition could decrease the demand for our products and negatively affect our sales and profitability. Some of our competitors have substantially greater financial, marketing, operating and other resources than we have, which may give them a competitive advantage. Certain of our competitors have introduced a variety of new products and service offerings and engaged in substantial price discounting in the past, and may adopt similar strategies in the future. In an effort to increase same-store sales, we continue to make improvements to our facilities, to implement new service and training initiatives, and to introduce new products and discontinue other menu items. However, there can be no assurance that our facility improvements will foster increases in sales and yield the desired return on investment, that our service initiatives or our overall strategies will be successful, that our menu offerings and promotions will generate sufficient customer interest or acceptance to increase sales, or that competitive product offerings, pricing and promotions will not have an adverse effect upon our margins, sales results and financial condition. In addition, the success of our strategy depends on, among other factors, our ability to motivate restaurant personnel and franchisees to execute our initiatives and achieve sustained high service levels.
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
Risks Related to Reducing Operating Costs. In recent years, we have identified strategies and taken steps to reduce operating costs to align with the increased Jack in the Box franchise ownership and to further integrate Jack in the Box and Qdoba brand back office functions and systems. These strategies include outsourcing certain functions, reducing headcount, and increasing shared back office services between our brands. We continue to evaluate and implement further cost-saving initiatives. However, the ability to reduce our operating costs through these initiatives is subject to risks and uncertainties, and we cannot assure that these activities, or any other activities that we may undertake in the future, will achieve the desired cost savings and efficiencies. Failure to achieve such desired savings could adversely affect our results of operations and financial condition.
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
Risks Related to Government Regulations, Including Regulations Increasing Labor Costs.  The restaurant industry is subject to extensive federal, state and local governmental regulations as described in Item 1 under “Regulation.” We are subject to regulations including but not limited to those related to:

•	the preparation, labeling, advertising and sale of food;

•	building and zoning requirements;

•	sanitation and safety standards;

•	employee healthcare requirements, including the implementation and legal, regulatory and cost implications of the Affordable Care Act;

•
labor and employment, including recently enacted and proposed minimum wage adjustments, overtime, working conditions, employment eligibility and documentation, sick leave, and other employee benefit and fringe benefit requirements, and changing regulatory interpretations of federal or state labor laws;

•	the registration, offer, sale, termination and renewal of franchises;

•	truth-in-advertising, consumer protection and the security of information;

•	Americans with Disabilities Act;

•	payment card regulation and related industry rules;

•	liquor licenses; and

•	climate change, including the potential impact of greenhouse gases, water consumption, or a tax on carbon emissions.

The increasing amount and complexity of regulations and their interpretation may increase the costs to us and our franchisees of labor and compliance, and increase our exposure to regulatory claims which, in turn, could have a material adverse effect on our business. While we strive to comply with all applicable existing statutory and administrative rules, we cannot predict the effect on operations from issuance of additional requirements in the future.
Risks Related to Computer Systems, Information Technology and Cyber Security.  We and our franchisees rely on computer systems and information technology to conduct our business. A material failure or interruption of service or a breach in security of our computer systems caused by malware or other attack could cause reduced efficiency in operations, loss or misappropriation of data or business interruptions, or could impact delivery of food to restaurants or financial functions such as vendor payment or employee payroll. We have business continuity plans that attempt to anticipate and mitigate such failures, but it is possible that significant capital investment could be required to rectify these problems, or more likely that cash flows could be impacted, in the shorter term.
We have instituted controls intended to protect our point of sale (POS) systems and to limit third party access for vendors that require access to our restaurant networks. However, we cannot control every particular risk, particularly those affecting our franchise locations which are independent businesses. Our security architecture is decentralized, such that payment card information is primarily confined to the restaurant where the specific transaction took place. However, a security breach involving our POS, personnel, franchise operations reporting or other systems could result in disclosure or theft of confidential customer or employee or other proprietary data, and potentially cause loss of consumer confidence or potential costs, fines and litigation, including costs associated with reputational damage, consumer fraud or privacy breach. These risks may be magnified by the increased use of mobile communications and other new technologies, and are subject to increased and changing regulation. The costs of compliance and risk mitigation planning, including increased investment in technology or personnel in order to protect valuable business or consumer information, may negatively impact our margins.
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
Environmental and Land Risks and Regulations.  We own or lease the real properties on which our Jack in the Box company-operated restaurants are located, and either own or lease (and subsequently sublease to the franchisee) a majority of our Jack in the Box franchised restaurant sites. We also own or lease the real properties upon which our company-operated Qdoba restaurants are located. We have engaged and continue to engage in real estate development projects. As is the case with any owner or operator of real property, we are subject to eminent domain proceedings that can impact the value of investments we have made in real property, and we are subject to other potential liabilities and damages arising out of owning, operating, leasing or otherwise having interests in real property. In addition, we are subject to a variety of federal, state and local governmental regulations relating to the use, storage, discharge, emission and disposal of hazardous materials. Failure to comply with environmental laws could result in the imposition by governmental agencies or courts of law of severe penalties or restrictions on our operations. We are unaware of any significant hazards on properties we own or have owned, or operate or have operated. Accordingly, we do not have environmental liability insurance for our restaurants, nor do we maintain a reserve to cover such events. In the event of the determination of contamination on such properties, the Company, as owner or operator, could be held liable for severe penalties and costs of remediation, and this could result in material liability.
Risks Related to Leverage.  As of September 28, 2014, the Company has a credit facility comprised of a $600.0 million revolving credit facility and a $197.5 million term loan. We may also request the issuance of up to $75.0 million in letters of credit. For additional information related to our credit facility, refer to Note 7, Indebtedness, of the notes to the consolidated financial statements. Increased leverage resulting from borrowings under our credit facility could have certain material adverse effects on the Company, including but not limited to the following:

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

•
any substantial decrease in net operating cash flows or any substantial increase in expenses could make it difficult for us to meet our debt service requirements or could force us to modify our operations or sell assets;

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

ITEM 1B.	UNRESOLVED STAFF COMMENTS
None.

ITEM 2.	PROPERTIES
The following table sets forth information regarding our operating Jack in the Box and Qdoba restaurant properties as of September 28, 2014:

	Company- Operated	Franchise	Total
Company-owned restaurant buildings:
On company-owned land	40	181	221
On leased land	147	497	644
Subtotal	187	678	865
Company-leased restaurant buildings on leased land	554	937	1,491
Franchise directly-owned or directly-leased restaurant buildings	—	532	532
Total restaurant buildings	741	2,147	2,888
Our restaurant leases generally provide for fixed rental payments (with cost-of-living index adjustments) plus real estate taxes, insurance and other expenses. In addition, approximately 15% of our leases provide for contingent rental payments between 1% and 15% of the restaurant’s gross sales once certain thresholds are met. We have generally been able to renew our restaurant leases as they expire at then-current market rates. The remaining terms of ground leases range from approximately one year to 54 years, including optional renewal periods. The remaining lease terms of our other leases range from approximately one year to 43 years, including optional renewal periods. At September 28, 2014, our restaurant leases had initial terms expiring as follows:

	Number of Restaurants
Fiscal Year	Ground Leases	Land and Building Leases
2015 – 2019	228	677
2020 – 2024	245	596
2025 – 2029	146	102
2030 and later	25	116
Our principal executive offices are located in San Diego, California in an owned facility of approximately 150,000 square feet. We also own our 70,000 square foot Jack in the Box Innovation Center and approximately four acres of undeveloped land directly adjacent to it. Qdoba’s corporate support center was located in a leased facility in Wheat Ridge, Colorado, until November 2014, and has since moved to a leased facility in Lakewood, Colorado.

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
Market Information.  Our common stock is traded on the Nasdaq Global Select Market under the symbol “JACK.” The following table sets forth the high and low sales prices for our common stock during the fiscal quarters indicated, as reported on the NASDAQ — Composite Transactions:

	12 Weeks Ended			16 Weeks Ended
	September 28, 2014	July 6, 2014	April 13, 2014	January 19, 2014
High	$65.87	$61.39	$62.90	$51.26
Low	$55.14	$52.41	$48.82	$38.53
	12 Weeks Ended			16 Weeks Ended
	September 29, 2013	July 7, 2013	April 14, 2013	January 20, 2013
High	$42.59	$40.52	$35.99	$29.67
Low	$38.45	$34.81	$28.71	$24.71
Dividends.  The Company did not pay any cash dividends on its common stock during 2013. On May 9, 2014, the Board of Directors approved the initiation of a regular quarterly cash dividend. Two quarterly cash dividend payments of $0.20 per share of common stock were declared in fiscal 2014 on May 14, 2014 and July 31, 2014. On November 13, 2014, we declared a cash dividend of $0.20 per share of common stock, payable on December 12, 2014 to stockholders of record as of December 1, 2014. Our dividend is subject to the discretion of our Board of Directors and our compliance with applicable law, and depending on, among other things, our results of operations, financial condition, level of indebtedness, capital requirements, contractual restrictions, restrictions in our credit agreement and other factors that our Board of Directors may deem relevant.
Stock Repurchases. The following table summarizes shares repurchased during the quarter ended September 28, 2014:

	(a) Total Number of Shares Purchased	(b) Average Price Paid Per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Programs	(d) Maximum Dollar Value That May Yet Be Purchased Under These Programs
				$59,736,278
July 7, 2014 - August 3, 2014	—	$—	—	$159,736,278
August 4, 2014 - August 31, 2014	289,779	$59.45	289,779	$142,501,078
September 1, 2014 - September 28, 2014	407,331	$62.39	407,331	$117,077,119
Total	697,110	$61.19	697,110
Stockholders.  As of November 14, 2014, there were 578 stockholders of record.

Securities Authorized for Issuance Under Equity Compensation Plans.  The following table summarizes the equity compensation plans under which Company common stock may be issued as of September 28, 2014. Stockholders of the Company have approved all plans requiring such approval.

	(a) Number of securities to be issued upon exercise of outstanding options, warrants and rights (1)	(b) Weighted-average exercise price of outstanding options (1)	(c) Number of securities remaining for future issuance under equity compensation plans (excluding securities reflected in column (a))(2)
Equity compensation plans approved by security holders (3)	2,021,925	$26.74	3,181,428
 ____________________________

(1)
Includes shares issuable in connection with our outstanding stock options, performance-vested stock awards, nonvested stock awards and units, and non-management director deferred stock equivalents. The weighted-average exercise price in column (b) includes the weighted-average exercise price of stock options only.

(2)	Includes 107,646 shares that are reserved for issuance under our Employee Stock Purchase Plan.

(3)	For a description of our equity compensation plans, refer to Note 12, Share-Based Employee Compensation, of the notes to the consolidated financial statements.

Performance Graph.  The following graph compares the cumulative return to holders of the Company’s common stock at September 30th of each year to the yearly weighted cumulative return of a Peer Group Index and to the Standard & Poor’s (“S&P”) 500 Index for the same period. As it does every year, the Compensation Committee of the Board of Directors (the “Committee”) reviews the make-up of the Peer Group as part of its process of setting the compensation of our executive officers. Working closely with its independent compensation consultant, and considering anticipated Company revenues, the Committee approved changes to the 2014 Peer Group to remove Darden Restaurants, Inc. due to its size being substantially larger than the other members of the Peer Group based on defined criteria (i.e., revenue, market capitalization, and systemwide sales), and added Buffalo Wild Wings, Inc., which more closely meets the established criteria for our Peer Group.
The below comparison assumes $100 was invested on September 30, 2009 in the Company’s common stock and in the comparison groups and assumes reinvestment of dividends. The Company paid dividends beginning in fiscal 2014.

$400
$350
$300
$250
$200
$150
$100
$50
$0
9/09
9/10
9/11
9/12
9/13
9/14
Jack in the Box Inc.
S&P 500
New Peer Group
Old Peer Group

	2009	2010	2011	2012	2013	2014
Jack in the Box Inc.	$100	$105	$97	$137	$195	$335
S&P 500 Index	$100	$110	$111	$145	$173	$207
New Peer Group (1)	$100	$135	$172	$224	$299	$378
Old Peer Group (2)	$100	$134	$163	$212	$263	$330
____________________________

(1)
The New Peer Group Index comprises the following companies: Brinker International, Inc.; Buffalo Wild Wings, Inc.; Chipotle Mexican Grill Inc.; Cracker Barrel Old Country Store, Inc.; DineEquity, Inc.; Domino’s Pizza, Inc.; Panera Bread Company; Ruby Tuesday, Inc.; Sonic Corp.; The Cheesecake Factory Inc.; and The Wendy’s Company.

(2)
The Old Peer Group Index comprises the following companies: Brinker International, Inc.; Chipotle Mexican Grill Inc.; Cracker Barrel Old Country Store, Inc.; Darden Restaurants, Inc.; DineEquity, Inc.; Domino’s Pizza, Inc.; Panera Bread Company; Ruby Tuesday, Inc.; Sonic Corp.; The Cheesecake Factory Inc.; and The Wendy’s Company.

ITEM 6.	SELECTED FINANCIAL DATA
Our fiscal year is 52 or 53 weeks, ending the Sunday closest to September 30. All years presented include 52 weeks, except 2010 which includes 53 weeks. The selected financial data reflects as discontinued operations, 62 closed Qdoba stores and our distribution business for years 2010 through 2014. The following selected financial data of Jack in the Box Inc. for each fiscal year was extracted or derived from our audited financial statements. This selected financial data should be read in conjunction with our audited consolidated financial statements and accompanying notes and Management’s Discussion and Analysis of Financial Condition and Results of Operations included elsewhere in this Annual Report on Form 10-K. Our consolidated financial information may not be indicative of our future performance.

	Fiscal Year
	2014	2013	2012	2011	2010
	(in thousands, except per share data)
Statements of Earnings Data:
Total revenues	$1,484,131	$1,489,867	$1,509,295	$1,632,825	$1,878,126

Total operating costs and expenses	$1,318,275	$1,356,302	$1,417,624	$1,542,752	$1,805,601
Losses (gains) on the sale of company-operated restaurants, net	3,548	(4,640)	(29,145)	(61,125)	(54,988)
Total operating costs and expenses, net	$1,321,823	$1,351,662	$1,388,479	$1,481,627	$1,750,613

Earnings from continuing operations	$94,844	$82,608	$68,104	$85,878	$73,674

Earnings per Share and Share Data:
Earnings per share from continuing operations:
Basic	$2.33	$1.91	$1.55	$1.74	$1.34
Diluted	$2.26	$1.84	$1.52	$1.71	$1.32
Cash dividends declared per common share	$0.40	$—	$—	—	—
Weighted-average shares outstanding — Diluted (1)	41,973	44,899	44,948	50,085	55,843
Market price at year-end	$65.73	$40.10	$28.11	$19.92	$21.47
Other Operating Data:
Jack in the Box restaurants:
Company-operated average unit volume (2)	$1,708	$1,606	$1,557	$1,405	$1,297
Franchise-operated average unit volume (2)(3)	$1,337	$1,312	$1,313	$1,286	$1,287
System average unit volume (2)(3)	$1,412	$1,381	$1,379	$1,331	$1,292
Change in company-operated same-store sales	2.0%	1.0%	4.6%	3.1%	(8.6)%
Change in franchise-operated same-store sales (3)	2.0%	0.1%	3.0%	1.3%	(7.8)%
Change in system same-store sales (3)	2.0%	0.3%	3.4%	1.8%	(8.2)%
Qdoba restaurants:
Company-operated average unit volume (2)(4)	$1,114	$1,080	$1,060	$1,003	$972
Franchise-operated average unit volume (2)(3)	$1,028	$961	$958	$987	$943
System average unit volume (2)(3)(4)	$1,070	$1,017	$1,000	$992	$951
Change in company-operated same-store sales (4)	5.7%	0.5%	3.2%	5.4%	0.6%
Change in franchise-operated same-store sales (3)	6.3%	1.1%	1.9%	5.4%	3.6%
Change in system same-store sales (3)(4)	6.0%	0.8%	2.5%	5.4%	2.9%
Capital expenditures	$60,525	$84,690	$80,200	$129,312	$95,610
Balance Sheet Data (at end of period):
Total assets	$1,270,665	$1,319,209	$1,463,725	$1,432,322	$1,407,092
Long-term debt, excluding current maturities	$497,012	$349,393	$405,276	$447,350	$352,630
Stockholders’ equity	$257,911	$472,018	$411,945	$405,956	$520,463
 ____________________________

(1)	Weighted-average shares reflect the impact of common stock repurchases under Board-approved programs.

(2)	Fiscal 2010 average unit volumes have been adjusted to exclude the 53rd week for the purpose of comparison to other years.

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
Comparisons under this heading refer to the 52-week periods ended September 28, 2014, September 29, 2013 and September 30, 2012 for fiscal years 2014, 2013 and 2012 respectively, unless otherwise indicated.
Our MD&A consists of the following sections:

•	Overview — a general description of our business and fiscal 2014 highlights.

•	Financial reporting — a discussion of changes in presentation, if any.

•	Results of operations — an analysis of our consolidated statements of earnings for the three years presented in our consolidated financial statements.

•
Liquidity and capital resources — an analysis of cash flows including capital expenditures, aggregate contractual obligations, share repurchase activity, dividends, known trends that may impact liquidity, and the impact of inflation.

•	Discussion of critical accounting estimates — a discussion of accounting policies that require critical judgments and estimates.

•	Future application of accounting principles — a discussion of new accounting pronouncements, dates of implementation and impact on our consolidated financial position or results of operations, if any.
OVERVIEW
As of September 28, 2014, we operated and franchised 2,250 Jack in the Box restaurants, primarily in the western and southern United States, including one in Guam, and 638 Qdoba restaurants throughout the United States and including four in Canada.
Our primary source of revenue is from retail sales at Jack in the Box and Qdoba company-operated restaurants. We also derive revenue from Jack in the Box and Qdoba franchise restaurants, including royalties (based upon a percent of sales), franchise fees and rents from Jack in the Box franchisees. Historically, we also generated revenue from distribution sales of food and packaging commodities to franchisees. We completed the outsourcing of this function in the first quarter of fiscal 2013, and franchisees who previously utilized our distribution services now purchase product directly from our distribution service providers or other approved suppliers. In addition, we recognize gains or losses from the sale of company-operated restaurants to franchisees, which are included as a line item within operating costs and expenses, net in the accompanying consolidated statements of earnings.
The following summarizes the most significant events occurring in fiscal 2014 and certain trends compared to prior years:

•
Same-Store Sales Growth — Sales at restaurants open more than one year (“same-store sales”) grew 2.0% at company-operated Jack in the Box restaurants driven primarily by growth in our breakfast and late-night dayparts. Qdoba’s same-store sales increase of 5.7% at company-operated restaurants reflects growth in excess of 7% for the last three quarters of the year driven primarily by menu innovation, catering and less discounting.

Restaurant Margin Expansion — Our consolidated company-operated restaurant margin increased 140 basis points in 2014 to 18.5%. Jack in the Box’s company-operated restaurant margin improved 170 basis points to 18.5% due primarily to lower food and packaging costs despite commodity inflation of 1.8%, in addition to benefits from refranchising activities and leverage from same-store sales increases. Restaurant margins at our Qdoba company-operated restaurants improved 40 basis points to 18.3% primarily reflecting leverage from same-store sales growth, partially offset by commodity inflation of 1.4%.

•
Jack in the Box Franchising Program — During 2014, we essentially completed our refranchising initiative focused on increasing franchise ownership in the Jack in the Box system through the sale of company-operated restaurants to new and existing franchisees. We refranchised 37 Jack in the Box restaurants in 2014, and have a signed letter of intent to sell another 20 restaurants in our remaining Southeast market. Additionally, Jack in the Box franchisees opened a total of 11 restaurants in 2014. Our Jack in the Box system was 81% franchised at the end of fiscal 2014, and we plan to maintain franchise ownership in the Jack in the Box system at a level between 80-85%. We expect the majority of our new Jack in the Box unit development to be through franchised restaurants.

•
Qdoba New Unit Growth — In 2014, we opened 16 company-operated restaurants and franchisees opened 22 restaurants of which four were in non-traditional locations such as airports and college campuses. In fiscal 2015, we expect the majority of our franchise new unit development to be in non-traditional locations.

•
Debt Refinancing — During the second quarter of fiscal 2014, we refinanced our credit facility to provide us with a more flexible, longer-term capital structure to support our strategic plan. The new facility consists of a $600.0 million revolving credit facility and a $200.0 million term loan, both with a five-year maturity.

•
Return of Cash to Shareholders — During the year we returned cash to shareholders in the form of share repurchases and the initiation of a regular quarterly cash dividend. We repurchased over 5.6 million shares of our common stock at an average price of $56.63 per share, totaling $319.7 million, including the cost of brokerage fees, and declared dividends of $0.40 per share totaling $15.9 million.

FINANCIAL REPORTING
In the first quarter of fiscal 2014, we changed our segment disclosure to reflect updates made to our current management structure, internal reporting method and financial information used in deciding how to allocate resources. Refer to Note 17, Segment Reporting, in the notes to our consolidated financial statements for more information.
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
CONSOLIDATED STATEMENTS OF EARNINGS DATA

	Fiscal Year
	2014	2013	2012
Revenues:
Company restaurant sales	75.5%	76.8%	78.4%
Franchise revenues	24.5%	23.2%	21.6%
Total revenues	100.0%	100.0%	100.0%
Operating costs and expenses, net:
Company restaurant costs:
Food and packaging (1)	31.9%	32.6%	32.9%
Payroll and employee benefits (1)	27.5%	28.0%	28.6%
Occupancy and other (1)	22.1%	22.3%	22.5%
Total company restaurant costs (1)	81.5%	82.9%	84.0%
Franchise costs (1)	50.4%	50.2%	51.0%
Selling, general and administrative expenses	13.9%	14.8%	14.9%
Impairment and other charges, net	1.0%	0.9%	2.2%
Losses (gains) on the sale of company-operated restaurants	0.2%	(0.3)%	(1.9)%
Earnings from operations	10.9%	9.3%	8.0%
Income tax rate (2)	35.3%	32.8%	33.2%
  ____________________________

(1)	As a percentage of the related sales and/or revenues.

(2)	As a percentage of earnings from continuing operations and before income taxes.

SAME-STORE SALES DATA
Same-store sales changed as follows:

	2014	2013	2012
Jack in the Box:
Company	2.0%	1.0%	4.6%
Franchise	2.0%	0.1%	3.0%
System	2.0%	0.3%	3.4%
Qdoba:
Company	5.7%	0.5%	3.2%
Franchise	6.3%	1.1%	1.9%
System	6.0%	0.8%	2.5%
The following table summarizes the changes in the number and mix of Jack in the Box (“JIB”) and Qdoba company and franchise restaurants in each fiscal year:

	2014			2013			2012
	Company	Franchise	Total	Company	Franchise	Total	Company	Franchise	Total
Jack in the Box:
Beginning of year	465	1,786	2,251	547	1,703	2,250	629	1,592	2,221
New	1	11	12	6	11	17	19	18	37
Refranchised	(37)	37	—	(78)	78	—	(97)	97	—
Acquired from franchisees	4	(4)	—	1	(1)	—	—	—	—
Closed	(2)	(11)	(13)	(11)	(5)	(16)	(4)	(4)	(8)
End of year	431	1,819	2,250	465	1,786	2,251	547	1,703	2,250
% of JIB system	19%	81%	100%	21%	79%	100%	24%	76%	100%
% of consolidated system	58%	85%	78%	61%	85%	79%	63%	85%	78%
Qdoba:
Beginning of year	296	319	615	316	311	627	245	338	583
New	16	22	38	34	34	68	26	32	58
Refranchised	—	—	—	(3)	3	—	—	—	—
Acquired from franchisees	—	—	—	13	(13)	—	46	(46)	—
Closed	(2)	(13)	(15)	(64)	(16)	(80)	(1)	(13)	(14)
End of year	310	328	638	296	319	615	316	311	627
% of Qdoba system	49%	51%	100%	48%	52%	100%	50%	50%	100%
% of consolidated system	42%	15%	22%	39%	15%	21%	37%	15%	22%
Consolidated:
Total system	741	2,147	2,888	761	2,105	2,866	863	2,014	2,877
% of consolidated system	26%	74%	100%	27%	73%	100%	30%	70%	100%

Company Restaurant Operations

The following table presents Jack in the Box and Qdoba company restaurant sales, costs and costs as a percentage of the related sales. Percentages may not add due to rounding. Dollars in thousands.

	Fiscal Year
	2014		2013		2012
Jack in the Box:
Company restaurant sales	$782,461		$850,512		$943,990
Company restaurant costs:
Food and packaging	254,891	32.6%	284,221	33.4%	319,415	33.8%
Payroll and employee benefits	218,000	27.9%	241,149	28.4%	275,678	29.2%
Occupancy and other	164,433	21.0%	182,493	21.5%	207,920	22.0%
Total company restaurant costs	$637,324	81.5%	$707,863	83.2%	$803,013	85.1%
Qdoba:
Company restaurant sales	$338,451		$293,268		$239,493
Company restaurant costs:
Food and packaging	102,447	30.3%	88,464	30.2%	69,820	29.2%
Payroll and employee benefits	90,494	26.7%	79,235	27.0%	62,532	26.1%
Occupancy and other	83,428	24.6%	73,093	24.9%	58,520	24.4%
Total company restaurant costs	$276,369	81.7%	$240,792	82.1%	$190,872	79.7%
As we have executed our Jack in the Box refranchising strategy, which includes the sale of restaurants to franchisees, we expected the number of company-operated restaurants and the related sales to decrease while revenues from franchise restaurants increase. As such, company restaurant sales decreased $22.9 million in 2014 and $39.7 million in 2013 as compared with the respective prior year. The decrease in restaurant sales in both years is due primarily to decreases in the average number of Jack in the Box company-operated restaurants, partially offset by an increase in the number of Qdoba company-operated restaurants and increases in average unit volumes (“AUVs”) at our Jack in the Box and Qdoba restaurants. The following table presents the approximate impact of these increases (decreases) on company restaurant sales (in millions):

	2014 vs. 2013	2013 vs. 2012
Decrease in the average number of Jack in the Box restaurants	$(122.1)	$(123.0)
Jack in the Box AUV increase	54.0	29.5
Increase in the average number of Qdoba restaurants	36.0	49.3
Qdoba AUV increase	9.2	4.5
Total decrease in company restaurant sales	$(22.9)	$(39.7)
Same-store sales at Jack in the Box company-operated restaurants increased 2.0% in 2014 and 1.0% in 2013, primarily driven by price increases in both years, and in 2014 favorable product mix changes, partially offset by a decrease in transactions. Same-store sales at Qdoba company-operated restaurants increased 5.7% in 2014 and 0.5% in 2013 primarily driven by price increases, higher catering sales, and in 2014 favorable product mix, transaction growth and lower discounting. The following table summarizes the change in company-operated same-store sales.

	Increase/(Decrease)
	2014 vs. 2013	2013 vs. 2012
Jack in the Box:
Transactions	(1.6)%	(0.9)%
Average Check (1)	3.6%	1.9%
Change in same-store sales	2.0%	1.0%
Qdoba:
Transactions	1.3%	(0.7)%
Average Check (2)	3.6%	0.6%
Catering	0.8%	0.6%
Change in same-store sales	5.7%	0.5%
 ____________________________

(1)	Includes price increases of approximately 2.7% and 2.5% in 2014 and 2013, respectively.

(2)	Includes price increases of approximately 1.0% in both years.

Food and packaging costs as a percentage of company restaurant sales decreased 70 basis points to 31.9% in 2014 and 30 basis points to 32.6% in 2013 in comparison to the respective prior year. In 2014, the decrease primarily relates to an 80 basis point reduction in food and packaging costs as a percentage of sales at our Jack in the Box restaurants attributable to the benefit of selling price increases and favorable product mix changes, partially offset by an increase in commodity costs. At our Qdoba restaurants, food and packaging costs increased slightly to 30.3% from 30.2% in 2013 as the benefits of retail price increases and lower discounting were more than offset by higher commodity costs. In 2013, the benefit of selling price increases and favorable product mix at our Jack in the Box restaurants were partially offset by higher commodity costs and greater promotional activity at our Qdoba restaurants compared with fiscal 2012.
Commodity costs increased as follows compared with the prior year:

	2014 vs. 2013	2013 vs. 2012
Jack in the Box	1.8%	2.2%
Qdoba	1.4%	1.5%
In 2014, commodity costs increased at our Jack in the Box restaurants primarily due to higher costs for beef, pork, and potatoes, and at our Qdoba restaurants due to higher costs for produce and pork. In 2013, costs were higher for most commodities other than bakery and dairy, with the largest increases in pork, beef and produce. Beef represents the largest portion, or approximately 20%, of the Company’s overall commodity spend, and we typically do not enter into fixed price contracts for our beef needs. For fiscal 2015, we currently expect beef costs to increase approximately 15-20%, and overall commodities to be up approximately 3% compared with fiscal 2014.
Payroll and employee benefit costs as a percentage of company restaurant sales decreased 50 basis points to 27.5% in 2014 and 60 basis points to 28.0% in 2013 in comparison to the respective prior year. The decrease in 2014 reflects a decline in payroll and employee benefit costs at our Jack in the Box restaurants of 50 basis points due to leverage from AUV sales increases and the benefits of refranchising lower performing Jack in the Box restaurants, which were partially offset by higher levels of incentive compensation. A decline in labor costs as a percent of sales at our Qdoba restaurants of 30 basis points also contributed to the favorable labor leverage in 2014 and primarily relates to leverage from same-store sales increases and changes to our staffing mix that utilizes a more variable labor model, partially offset by higher levels of incentive compensation. In 2013, the decrease versus 2012 was primarily attributable to an 80 basis point decrease in payroll and employee benefits as a percentage of the related sales at our Jack in the Box restaurants due to leverage from same-store sales increases, benefits of refranchising restaurants and lower levels of incentive compensation. These decreases were partially offset by a 90 basis point increase at our Qdoba restaurants due primarily to higher staffing levels.
As a percentage of company restaurant sales, occupancy and other costs decreased slightly to 22.1% of company restaurant sales in 2014, from 22.3% in 2013 and 22.5% in 2012. On a consolidated basis, occupancy and other costs were impacted by the mix of Jack in the Box and Qdoba company-operated restaurants as our Qdoba locations generally have higher occupancy and other costs than our Jack in the Box restaurants. At our Jack in the Box restaurants, the occupancy and other costs decreased 50 basis points to 21.0% in 2014 due to sales leverage and the benefits of refranchising, partially offset by the impact of higher utility costs and higher depreciation expense related to Jack in the Box remodel programs. At our Qdoba restaurants, occupancy and other costs as a percent of the related sales decreased 30 basis points to 24.6% in 2014 due to sales leverage which more than offset higher maintenance and repair expenses and costs for utilities, as well as an increase in equipment rental costs related to Coca-Cola Freestyle® beverage equipment. In 2013, the lower percentage was due primarily to leverage from same-store sales increases, the benefits of refranchising Jack in the Box restaurants and the favorable impact of acquisitions of Qdoba franchise restaurants, partially offset by higher depreciation expense related to Jack in the Box remodel programs.

Franchise Operations

The following table reflects the detail of our franchise revenues and costs in each year and other information we believe is useful in analyzing the changes in franchise operations (dollars in thousands):

	2014	2013	2012
Royalties	$140,986	$132,663	$127,887
Rental income	217,182	207,513	195,746
Re-image contributions to franchisees	(22)	(1,990)	(7,124)
Franchise fees and other	5,073	7,901	9,303
Total franchise revenues	$363,219	$346,087	$325,812

Rental expense	$135,190	$128,173	$120,746
Depreciation and amortization	33,844	32,876	31,119
Other franchise support costs	13,852	12,518	14,213
Total franchise costs	$182,886	$173,567	$166,078

Average number of franchise restaurants	2,116	2,032	1,952
% increase	4.1%	4.1%
Franchise restaurant AUVs
Jack in the Box	$1,337	$1,312	$1,313
Qdoba	$1,028	$961	$958
Increase in franchise-operated same-store sales:
Jack in the Box	2.0%	0.1%
Qdoba	6.3%	1.1%
Royalties as a percentage of estimated franchise restaurant sales:
Jack in the Box	5.2%	5.2%	5.3%
Qdoba	5.0%	4.9%	5.0%

Franchise revenues increased $17.1 million or 4.9% in 2014 and $20.3 million or 6.2% in 2013 as compared with the respective prior year. The increase in franchise revenues in both years primarily reflects an increase in the average number of Jack in the Box franchise restaurants, which contributed additional royalties and rents of approximately $11 million in 2014 and $17 million in 2013. In 2014, higher AUV’s at Qdoba and Jack in the Box franchised restaurants and a decrease in re-image contributions recorded as a reduction of franchise revenue contributed to the increase and were partially offset by a reduction in initial franchise fees of $2.1 million. In 2013, a reduction in re-image contributions, partially offset by a $1.5 million decrease in revenues from initial franchise fees, contributed to the increase.
Franchise costs, principally rents and depreciation on properties leased to Jack in the Box franchisees, increased $9.3 million in 2014 and $7.5 million in 2013, due primarily to our refranchising strategy. As a percentage of the related revenues, franchise costs were 50.4%, 50.2%, and 51.0% in 2014, 2013 and 2012, respectively. The percent of revenues increase in 2014 versus 2013 was primarily driven by a decrease in franchise fee revenue and an increase in franchise support costs at our Qdoba brand, partially offset by a decrease in re-image contributions to franchisees. The percent of revenues decrease in 2013 as compared with 2012 was primarily due to a decrease in re-image contributions to franchisees.

Other Operating Costs and Expenses
The following table presents the change in selling, general and administrative (“SG&A”) expenses in each year compared with the prior year (in thousands):

	Increase/(Decrease)
	2014 vs. 2013	2013 vs. 2012
Advertising	$(2,298)	$(30)
Refranchising strategy	(362)	(2,005)
Incentive compensation	1,181	(1,357)
Cash surrender value of COLI policies, net	1,365	1,647
Pension and postretirement benefits	(17,386)	4,409
Pre-opening costs	(777)	(2,497)
Employee relocation	1,152	37
Other	3,272	(4,415)
	$(13,853)	$(4,211)
Our refranchising strategy has resulted in a decrease in the number of Jack in the Box company-operated restaurants and the related overhead expenses to manage and support those restaurants, including advertising costs, which are primarily contributions to our marketing funds determined as a percentage of restaurant sales. As such, advertising costs decreased at Jack in the Box and were partially offset in 2014 and nearly offset in 2013 by higher advertising expenses at Qdoba, as well as same-store sales growth at Jack in the Box and Qdoba restaurants.
In 2014, the higher level of incentive compensation reflects improvements in the Company’s results compared with performance goals, partially offset by decreases in costs related to share-based compensation vesting. In 2013, incentive compensation declined due to a decrease in Qdoba’s results compared with performance goals, and was partially offset by an increase in share-based compensation due primarily to changes in the attribution period over which certain share-based compensation awards are recognized.
The cash surrender value of our Company-owned life insurance (“COLI”) policies, net of changes in our non-qualified deferred compensation obligation supported by these policies, are subject to market fluctuations. The changes in market values had a positive impact of $3.2 million in 2014, $4.6 million in 2013 and $6.2 million in 2012.
In 2014 and 2013, the changes in pension and postretirement benefits principally relate to changes in the discount rates as compared with the respective prior year.
In 2014 and 2013, pre-opening costs decreased primarily due to a decline in the number of new Jack in the Box company restaurants. Additionally, the decrease in 2013 was attributable to higher pre-opening costs in 2012 associated with restaurant openings in new markets which did not recur in 2013.
The following table presents the components of impairment and other charges, net in each year (in thousands):

	2014	2013	2012
Impairment charges	$570	$3,874	$3,112
Losses on disposition of property and equipment, net	2,876	3,645	5,904
Costs of closed restaurants (primarily lease obligations) and other	2,841	2,469	8,332
Restructuring costs	8,621	3,451	15,461
	$14,908	$13,439	$32,809
Impairment and other charges, net increased $1.5 million in 2014 versus 2013 due primarily to an increase in restructuring costs incurred in connection with the comprehensive review of our organizational structure, partially offset by a decrease in impairment charges associated with closed or underperforming Jack in the Box restaurants. In 2014, restructuring costs increased $5.2 million due to an impairment charge of $6.5 million related to a restaurant software asset we no longer plan to place in service as a result of our efforts to integrate certain systems across both of our brands and lower costs. Losses recognized on the disposition of property and equipment, net decreased slightly due to a decrease in restaurant enhancement activity which was partially offset by income of $2.8 million from the resolution of four eminent domain matters involving Jack in the Box restaurants in 2013. In 2013, impairment and other charges decreased $19.4 million versus 2012 due to a decrease in restructuring costs, a decline in lease obligation costs associated with closed restaurants and the aforementioned eminent domain income in 2013. Restructuring costs in 2012 included charges for pension benefits and severance related to a voluntary early retirement program offered by the Company.

Gains (losses) on the sale of company-operated restaurants to franchisees, net are detailed in the following table (dollars in thousands):

	2014	2013	2012
Number of restaurants sold to franchisees	37	81	97
Gains (losses) on the sale of company-operated restaurants	$(1,692)	$4,640	$29,145
Loss on the anticipated sale of a Jack in the Box market	(1,856)	—	—
Total gains (losses) on the sale of company-operated restaurants	$(3,548)	$4,640	$29,145
Gains and losses are impacted by the number of restaurants sold and changes in average gains or losses recognized, which relate to specific sales and cash flows of those restaurants. In 2014, 2013 and 2012, gains (losses) on the sale of company-operated restaurants include additional gains of $2.1 million, $3.3 million and $2.3 million, respectively, recognized upon the extension of the underlying franchise and lease agreements related to Jack in the Box restaurants sold in previous years. In 2014, the loss on the anticipated sale of a Jack in the Box market relates to 25 company-operated restaurants of which we expect to sell 20 and close five in 2015.
Interest Expense, Net
Interest expense, net is comprised of the following (in thousands):

	2014	2013	2012
Interest expense	$16,531	$16,471	$20,953
Interest income	(853)	(1,220)	(2,079)
Interest expense, net	$15,678	$15,251	$18,874
In 2014, interest expense, net increased $0.4 million compared with a year ago due to a decrease in interest income attributable to a decline in notes receivable related to refranchising transactions. Interest expense remained fairly consistent versus the prior year as higher average borrowings and an increase in interest costs associated with lease commitments were offset by the impact of lower interest rates. Both 2014 and 2013 include the write-off of deferred finance fees of $0.8 million and $0.9 million, respectively, recorded in connection with refinancing of our credit facility in each year. The decrease in 2013 versus 2012 primarily relates to lower average borrowings and interest rates, offset in part by the write-off of deferred financing fees in 2013.
Income Taxes
The income tax provisions reflect effective tax rates of 35.3%, 32.8% and 33.2% of pretax earnings from continuing operations in 2014, 2013 and 2012, respectively. In 2014, the major components of the year-over-year change in tax rates were a decrease in tax credits related to the expiration of the Work Opportunity Tax Credit offset by the release of a valuation allowance on California tax credits due to a change in state tax law, and a decrease in the market performance of insurance products used to fund certain non-qualified retirement plans which are excluded from taxable income. The tax rate decrease in 2013 versus 2012 relates to the market performance of our insurance products coupled with the impact of work opportunity tax credits.
Earnings from Continuing Operations
Earnings from continuing operations were $94.8 million, or $2.26 per diluted share, in 2014; $82.6 million, or $1.84 per diluted share, in 2013; and $68.1 million, or $1.52 per diluted share, in 2012.
Losses from Discontinued Operations, Net
As described in Note 2, Discontinued Operations, in the notes to our consolidated financial statements, the losses from our distribution business and the 2013 Qdoba Closures have been reported as discontinued operations for all periods presented.
Losses from discontinued operations net of tax, are as follows for each discontinued operation in each year (in thousands):

	2014	2013	2012
Distribution business	$(790)	$(3,974)	$(5,321)
2013 Qdoba Closures	(5,104)	(27,482)	(5,132)
	$(5,894)	$(31,456)	$(10,453)

In 2014, losses from discontinued operations, net of tax related to our distribution business primarily relates to workers’ compensation insurance settlements. In 2013, losses related to the discontinuation of our distribution business decreased versus 2012 due to a reduction in the accelerated depreciation of a long-lived asset disposed of upon completion of the outsourcing transaction.
In 2014 and 2013, losses, net of tax related to the 2013 Qdoba Closures include: costs of $1.3 million and $13.7 million, respectively, for asset impairments; $2.8 million and $6.4 million (net of reversals for deferred rent and tenant improvement allowances of $2.6 million in 2013), respectively, for future lease commitments; $0.4 million of brokers commissions in 2014; $5.5 million of losses related to operations in 2013; and $0.6 million and $1.9 million, respectively, related to other exit costs.
These losses from discontinued operations reduced diluted earnings per share by the following in each year (amounts may not add due to rounding):

	2014	2013	2012
Distribution business	$(0.02)	$(0.09)	$(0.12)
2013 Qdoba Closures	(0.12)	(0.61)	(0.11)
	$(0.14)	$(0.70)	$(0.23)
LIQUIDITY AND CAPITAL RESOURCES
General
Our primary sources of short-term and long-term liquidity are expected to be cash flows from operations and our revolving bank credit facility.
We generally reinvest available cash flows from operations to develop new restaurants or enhance existing restaurants, to reduce debt, to repurchase shares of our common stock and to pay cash dividends. Our cash requirements consist principally of:

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
Cash Flows
The table below summarizes our cash flows from operating, investing and financing activities for each of the past three fiscal years (in thousands):

	2014	2013	2012
Total cash provided by (used in):
Operating activities	$201,022	$198,872	$136,730
Investing activities	(42,979)	(33,939)	(81,516)
Financing activities	(157,116)	(163,762)	(58,169)
Effect of exchange rate changes	7	4	—
Increase (decrease) in cash and cash equivalents	$934	$1,175	$(2,955)
Operating Activities.  Operating cash flows increased $2.2 million in 2014 compared with 2013 due primarily to tax benefits realized as a result of a fixed asset cost segregation study which resulted in an income tax refund and a decrease in income tax payments. These decreases in cash flows were partially offset by an increase in property rent payments due to timing differences associated with payments for the month of October.

In 2013, operating cash flows increased $62.1 million compared with 2012 due primarily to reductions in working capital expenditures primarily related to the outsourcing of our distribution business ($29.9 million), a decrease in payments for property rent related to fluctuations in the timing of payments for the month of October ($25.1 million), as well as an increase in net income adjusted for non-cash items ($26.0 million). The impact of these increases in cash flows were partially offset by a higher bonus payout in fiscal 2013 versus 2012 ($11.2 million) and an increase in income tax payments ($7.6 million).
Investing Activities.  Cash flows used in investing activities increased $9.0 million in 2014 compared with 2013 due primarily to decreases in proceeds from assets held for sale and leaseback and the sale of Jack in the Box restaurants to franchisees, partially offset by decreases in capital expenditures and cash used to acquire assets held for sale and leaseback and franchise-operated restaurants. In 2013, cash flows used in investing activities decreased $47.6 million compared with 2012 due primarily to decreases in cash used to acquire Qdoba franchise-operated restaurants and assets which were held for sale and leaseback, as well as an increase in proceeds from assets held for sale and leaseback. The impact of these decreases in cash flows were partially offset by a decrease in proceeds from the sale of Jack in the Box restaurants to franchisees and an increase in capital expenditures.
Capital Expenditures — The composition of capital expenditures in each year follows (in thousands):

	2014	2013	2012
Jack in the Box:
New restaurants	$3,533	$5,887	$12,984
Restaurant facility expenditures	22,680	40,670	32,961
Other, including corporate	11,919	8,664	10,634
	$38,132	$55,221	$56,579
Qdoba:
New restaurants	$13,189	$22,672	$17,437
Other, including corporate	9,204	6,797	6,184
	$22,393	$29,469	$23,621

Consolidated capital expenditures	$60,525	$84,690	$80,200
Our capital expenditure program includes, among other things, investments in new locations, restaurant remodeling, new equipment and information technology enhancements. In 2014, capital expenditures decreased $24.2 million due primarily to a decrease in spending related to the exteriors of Jack in the Box restaurants and new Qdoba restaurants, partially offset by an increase in spending for leasehold improvements related to Qdoba’s new corporate support center. In 2013, capital expenditures increased $4.5 million compared with 2012 due primarily to an increase in spending related to the exteriors of Jack in the Box restaurants as well as new Qdoba restaurants, partially offset by a decline in spending related to new Jack in the Box restaurants.
In fiscal 2015, capital expenditures are expected to be approximately $90-$100 million and we plan to open approximately 2 new Jack in the Box and 25-30 new Qdoba company-operated restaurants.
Sale of Company-Operated Restaurants — We have continued to expand franchise ownership in the Jack in the Box system primarily through the sale of company-operated restaurants to franchisees. The following table details proceeds received in connection with our refranchising activities (dollars in thousands):

	2014	2013	2012
Number of restaurants sold to franchisees	37	81	97
Cash	$10,536	$30,619	$47,115
Notes receivable	—	—	1,200
Total proceeds	$10,536	$30,619	$48,315
As of September 28, 2014, we classified as assets held for sale $1.3 million relating to Jack in the Box operating restaurant properties that we expect to sell to franchisees during the next 12 months and for which we have a signed letter of intent. Fiscal year 2012 includes financing provided to facilitate the closing of certain transactions. As of September 28, 2014, notes receivable related to refranchisings were $0.7 million. We expect total proceeds from the sale of Jack in the Box restaurants in 2015 to be minimal based on the number of remaining restaurants for sale.

Assets Held for Sale and Leaseback — We use sale and leaseback financing to lower the initial cash investment in our Jack in the Box restaurants to the cost of the equipment, whenever possible. The following table summarizes the cash flow activity related to sale and leaseback transactions in each year (dollars in thousands):

	2014	2013	2012
Number of restaurants sold and leased back	3	24	15
Proceeds from sale and leaseback transactions	$5,698	$47,431	$27,844
Purchases of assets intended for sale and leaseback	$(2,801)	$(26,058)	$(35,927)
As of September 28, 2014, we had investments of approximately $3.5 million relating to two restaurant properties that we expect to sell and lease back during fiscal 2015.
Acquisition of Franchise-Operated Restaurants — In 2014, we acquired four Jack in the Box franchise restaurants. In 2013, we acquired 13 Qdoba franchise restaurants in select markets where we believe there is continued opportunity for restaurant development. Additionally, in 2013 we exercised our right of first refusal and acquired one Jack in the Box restaurant. The following table details franchise-operated restaurant acquisition activity (dollars in thousands):

	2014	2013	2012
Number of restaurants acquired from franchisees	4	14	46
Cash used to acquire franchise-operated restaurants	$1,750	$12,064	$48,945
The purchase prices were primarily allocated to property and equipment, goodwill and reacquired franchise rights. For additional information, refer to Note 3, Summary of Refranchisings, Franchisee Development and Acquisitions, of the notes to the consolidated financial statements.
Franchise Finance, LLC (“FFE”) Loans to Franchisees — During fiscal 2012, FFE processed loans to qualifying franchisees of $4.0 million for use in re-imaging their restaurants. These loans have terms ranging from five to seven years and bear a fixed or variable rate of interest. For additional information related to FFE, refer to Note 15, Variable Interest Entities, of the notes to the consolidated financial statements.
Financing Activities.  Cash used in financing activities decreased $6.6 million in 2014 and increased $105.6 million in 2013 as compared with the previous year. The decrease in 2014 is primarily attributable to an increase in borrowings under our credit facility and the change in our book overdraft related to the timing of working capital receipts and disbursements, partially offset by an increase in cash used to repurchase shares of our common stock and to pay dividends, and a decrease in proceeds from the issuance of common stock. The increase in 2013 is primarily attributable to an increase in cash used to repurchase shares of our common stock and the change in our book overdraft related to the timing of working capital receipts and disbursements.
Credit Facility — In March 2014, we refinanced our former credit facility with a new five-year $800.0 million senior credit facility. As of September 28, 2014, our credit facility was comprised of (i) a $600.0 million revolving credit facility and (ii) a term loan maturing on March 19, 2019, bearing interest at London Interbank Offered Rate (“LIBOR”) plus 1.75%. As part of the credit agreement, we may request the issuance of up to $75.0 million in letters of credit, the outstanding amount of which reduces the net borrowing capacity under the agreement. The credit facility requires the payment of an annual commitment fee based on the unused portion of the credit facility. The credit facility’s interest rates and the annual commitment rate are based on a financial leverage ratio, as defined in the credit agreement. We can make voluntary prepayments of the loans under the revolving credit facility and term loan at any time without premium or penalty. Specific events, such as asset sales, certain issuances of debt and insurance and condemnation recoveries, could trigger a mandatory prepayment.
We are subject to a number of customary covenants under our credit facility, including limitations on additional borrowings, acquisitions, loans to franchisees, capital expenditures, lease commitments, stock repurchases, dividend payments and requirements to maintain certain financial ratios. We were in compliance with all covenants as of September 28, 2014.
At September 28, 2014, we had $197.5 million outstanding under the term loan, borrowings under the revolving credit facility of $306.0 million and letters of credit outstanding of $22.2 million. For additional information related to our credit facility, refer to Note 7, Indebtedness, of the notes to the consolidated financial statements.
Interest Rate Swaps — To reduce our exposure to rising interest rates under our credit facility, we consider interest rate swaps. In August 2010, we entered into two forward-looking swaps that effectively converted $100.0 million of our variable rate term loan to a fixed-rate basis beginning September 2011 through September 2014. Additionally, in April 2014, we entered into nine forward-starting interest rate swap agreements that effectively convert $300.0 million of our variable rate borrowings to a fixed rate basis from October 2014 through October 2018. Based on the applicable margin in effect as of September 28, 2014, these nine interest rate swaps would yield average fixed rates of 2.59%, 3.13%, 3.80% and 4.28% in years one through four, respectively. For additional information related to our interest rate swaps, refer to Note 6, Derivative Instruments, of the notes to the consolidated financial statements.
Repurchases of Common Stock — In November 2012 and August 2013, the Board approved two programs, each of which provided repurchase authorizations for up to $100.0 million in shares of our common stock, expiring November 2014 and November 2015, respectively. These authorizations were fully utilized in fiscal 2014. Additionally, in February 2014 and July 2014, the Board of Directors approved two new programs which provided repurchase authorizations for up to $200.0 million and $100.0 million, respectively, in shares of our common stock, expiring November 2015. During fiscal 2014, we repurchased 5.6 million shares at an aggregate cost of $319.7 million. As of September 28, 2014, there was $117.1 million remaining under the February and July 2014 authorizations. Repurchases of common stock included in our consolidated statements of cash flows for 2014 include $7.3 million related to repurchase transactions traded in 2013 and settled in 2014, and exclude $3.1 million related to repurchase transactions traded in 2014 and settled in 2015. During fiscal 2013 and 2012, we repurchased 4.0 million and 1.2 million shares at an aggregate cost of $140.1 million and $29.5 million, respectively.
Dividends — The Company did not pay any cash dividends on its common stock during 2013 and 2012. On May 9, 2014, the Board of Directors approved the initiation of a regular quarterly cash dividend. Two quarterly cash dividend payments of $0.20 per share were declared totaling $15.9 million in 2014. On November 13, 2014, the Board of Directors declared a cash dividend of $0.20 per share, to be paid on December 12, 2014 to shareholders of record as of the close of business on December 1, 2014. Future dividends will be subject to approval by our Board of Directors.
Off-Balance Sheet Arrangements
We are not a party to any off-balance sheet arrangements that have, or are reasonably likely to have, a current or future material effect on our financial condition, changes in financial condition, results of operations, liquidity, capital expenditures or capital resources.
Contractual Obligations and Commitments
The following is a summary of our contractual obligations and commercial commitments as of September 28, 2014 (in thousands):

	Payments Due by Year
	Total	Less than 1 year	1-3 years	3-5 years	After 5 years
Contractual Obligations:
Credit facility term loan (1)	$212,907	$13,691	$52,216	$147,000	$—
Revolving credit facility (1)	336,774	6,479	19,436	310,859	—
Capital lease obligations	5,639	1,260	2,270	1,157	952
Operating lease obligations	1,612,432	229,203	430,371	316,288	636,570
Purchase commitments (2)	2,796,200	733,000	922,200	404,400	736,600
Benefit obligations (3)	66,143	9,056	11,637	12,227	33,223
Unrecognized tax benefits	374	374	—	—	—
Total contractual obligations	$5,030,469	$993,063	$1,438,130	$1,191,931	$1,407,345
Other Commercial Commitments:
Stand-by letters of credit (4)	$22,183	$22,183	$—	$—	$—
  ____________________________

(1)	Includes interest expense estimated at interest rates in effect on September 28, 2014.

(2)	Includes purchase commitments for food, beverage, and packaging items.

(3)	Includes expected payments associated with our non-qualified defined benefit plan, postretirement benefit plans and our non-qualified deferred compensation plan through fiscal 2024.

(4)	Consists primarily of letters of credit for workers’ compensation and general liability insurance.
We maintain a noncontributory defined benefit pension plan (“Qualified Plan”) covering substantially all full-time employees hired before January 1, 2011. Our policy is to fund our Qualified Plan at amounts necessary to satisfy the minimum amount required by law, plus additional amounts as determined by management to improve the plan’s funded status. Contributions beyond fiscal 2014 will depend on pension asset performance, future interest rates, future tax law changes, and future changes in regulatory funding requirements. Based on the funding status of our Qualified Plan as of our last measurement date, there was no minimum contribution required. For additional information related to our pension plans, refer to Note 11, Retirement Plans, of the notes to the consolidated financial statements.

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
Long-lived Assets — Property, equipment and certain other assets, including amortized intangible assets, are reviewed for impairment when indicators of impairment are present. This review generally includes a restaurant-level analysis, except when we are actively selling a group of restaurants, in which case we perform our impairment evaluations at the group level. Impairment evaluations for individual restaurants take into consideration a restaurant’s operating cash flows, the period of time since a restaurant has been opened or remodeled, refranchising expectations, and the maturity of the related market. Impairment evaluations for a group of restaurants take into consideration the group’s expected future cash flows and sales proceeds from bids received, if any, or fair market value based on, among other considerations, the specific sales and cash flows of those restaurants. If the assets of a restaurant or group of restaurants subject to our impairment evaluation are not recoverable based upon the forecasted, undiscounted cash flows, we recognize an impairment loss as the amount by which the carrying value of the assets exceeds fair value. Our estimates of cash flows used to assess impairment are subject to a high degree of judgment and may differ from actual cash flows due to, among other things, economic conditions or changes in operating performance. During fiscal year 2014, we recorded impairment charges totaling $10.6 million to write down certain assets to their estimated fair value.
Retirement Benefits — Our defined benefit and other postretirement plans’ costs and liabilities are determined using several statistical and other factors, which attempt to anticipate future events, including assumptions about discount rates, expected return on plan assets, health care cost trend rates and mortality rates. The assumed discount rate and expected return on plan assets are the assumptions that generally have the most significant impact on our benefit costs and retirement obligations. Our discount rate is set annually by us, with assistance from our actuaries, and is determined by considering the average of pension yield curves constructed of a population of high-quality bonds with a Moody’s or Standard and Poor’s rating of “AA” or better meeting certain other criteria. As of September 28, 2014, our discount rates were 4.60% for our Qualified Plan, 4.36% for our non-qualified defined benefit plan, and 4.43% for our postretirement health plans. Our expected long-term rate of return on assets is determined taking into consideration our projected asset allocation and economic forecasts prepared with the assistance of our actuarial consultants. As of September 28, 2014, our assumed expected long-term rate of return was 6.50% for our Qualified Plan. The actuarial assumptions used may differ materially from actual results due to changing market and economic conditions, higher or lower turnover and retirement rates or longer or shorter life spans of participants. These differences may affect the amount of pension expense we record. A hypothetical 25 basis point reduction in the assumed discount rate and expected long-term rate of return on plan assets would have resulted in an estimated increase of $2.1 million and $0.8 million, respectively, in our fiscal 2014 pension and postretirement expense. We expect our pension and postretirement expense to increase $5.0 million in fiscal 2015 principally due to an decrease in our discount rates and our expected long-term rate of return on our Qualified Plan’s assets. We also anticipate increases in our retirement obligations and related expense due to the release of new mortality tables by the Society of Actuaries which increase life expectancy assumptions.
Self Insurance — We are self-insured for a portion of our losses related to workers’ compensation, general liability, automotive, and health benefits. In estimating our self-insurance accruals, we utilize independent actuarial estimates of expected losses, which are based on statistical analysis of historical data. These assumptions are closely monitored and adjusted when warranted by changing circumstances. Should a greater amount of claims occur compared to what was estimated, or should medical costs increase beyond what was expected, accruals might not be sufficient, and additional expense may be recorded.
Restaurant Closing Costs — Restaurant closing costs consist of future lease commitments, net of anticipated sublease rentals and expected ancillary costs. We record a liability for the net present value of any remaining lease obligations, net of estimated sublease income, at the date we cease using a property. Subsequent adjustments to the liability as a result of changes in estimates of sublease income or lease cancellations are recorded in the period incurred. The estimates we make related to sublease income are subject to a high degree of judgment and may differ from actual sublease income due to changes in economic conditions, desirability of the sites and other factors. During fiscal year 2014, we recorded charges of $6.6 million related to revised sublease assumptions and adjustments for lease terminations.
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
Goodwill and Other Intangibles — We evaluate goodwill and non-amortizing intangible assets annually, or more frequently if indicators of impairment are present. Our impairment analyses first include a qualitative assessment to determine whether events or circumstances indicate the carrying amount may not be recoverable. If this assessment results in a less-than 50% likelihood that impairment exists, then further analysis is not required. If the results of these analyses indicate otherwise, then we compare the fair value of the reporting unit for goodwill and the fair value of the intangible asset to their respective carrying values. If the determined fair values of the respective assets are less than the related carrying amounts, an impairment loss is recognized. The methods we use to estimate fair value include future cash flow assumptions, which may differ from actual cash flows due to, among other things, economic conditions or changes in operating performance. We performed our annual assessment of impairment over all of our goodwill and other intangibles assets during the fourth quarter of 2014, and qualitatively determined that no impairment existed as of September 28, 2014. As of the impairment testing date, the fair value of our reporting units significantly exceeded their carrying values.
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
Income Taxes — We estimate certain components of our provision for income taxes. These estimates include, among other items, depreciation and amortization expense allowable for tax purposes, allowable tax credits, effective rates for state and local income taxes, and the tax deductibility of certain other items. We adjust our effective income tax rate as additional information on outcomes or events becomes available. Our estimates are based on the best available information at the time that we prepare the income tax provision. We generally file our annual income tax returns several months after our fiscal year-end. Income tax returns are subject to audit by federal, state and local governments, generally years after the returns are filed. These returns could be subject to material adjustments or differing interpretations of the tax laws.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Our primary exposure to risks relating to financial instruments is changes in interest rates. Our credit facility is comprised of a revolving credit facility and a term loan, bearing interest at an annual rate equal to the prime rate or LIBOR plus an applicable margin based on a financial leverage ratio. As of September 28, 2014, the applicable margin for the LIBOR-based revolving loans and term loan was set at 1.75%.
We use interest rate swap agreements to reduce exposure to interest rate fluctuations. In April 2014, we entered into nine forward-starting interest rate swap agreements that effectively convert $300.0 million of our variable rate borrowings to a fixed rate basis from October 2014 through October 2018. Based on the applicable margin in effect as of September 28, 2014, these nine interest rate swaps would yield average fixed rates of 2.59%, 3.13%, 3.80% and 4.28% in years one through four, respectively. For additional information related to our interest rate swaps, refer to Note 6, Derivative Instruments, of the notes to the consolidated financial statements.
A hypothetical 100 basis point increase in short-term interest rates, based on the outstanding unhedged balance of our revolving credit facility and term loan at September 28, 2014, would result in an estimated increase of $2.1 million in annual interest expense.
We are also exposed to the impact of commodity and utility price fluctuations. Many of the ingredients we use are commodities or ingredients that are affected by the price of other commodities, weather, seasonality, production, availability and various other factors outside our control. In order to minimize the impact of fluctuations in price and availability, we monitor the primary commodities we purchase and may enter into purchasing contracts and pricing arrangements when considered to be advantageous. However, certain commodities remain subject to price fluctuations. We are exposed to the impact of utility price fluctuations related to unpredictable factors such as weather and various other market conditions outside our control. Our ability to recover increased costs for commodities and utilities through higher prices is limited by the competitive environment in which we operate. From time to time, we enter into futures and option contracts to manage these fluctuations. At September 28, 2014, we had no such contracts in place.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
The consolidated financial statements and related financial information required to be filed are indexed on page F-1 and are incorporated herein.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
None.

ITEM 9A.	CONTROLS AND PROCEDURES
Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures
Based on an evaluation of the Company’s disclosure controls and procedures (as defined in Rule 13(a)-15(e) of the Securities Exchange Act of 1934, as amended), as of the end of the Company’s fiscal year ended September 28, 2014, the Company’s Chief Executive Officer and Chief Financial Officer (its principal executive officer and principal financial officer, respectively) have concluded that the Company’s disclosure controls and procedures were effective.
Changes in Internal Control Over Financial Reporting
There have been no significant changes in the Company’s internal control over financial reporting that occurred during the Company’s fiscal quarter ended September 28, 2014 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.
Management’s Report on Internal Control Over Financial Reporting
Management, including our principal executive officer and principal financial officer, is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act). The Company’s internal control over financial reporting is designed to provide reasonable assurance to the Company’s management and Board of Directors regarding the preparation and fair presentation of published financial statements.
Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation.
Management assessed the effectiveness of the Company’s internal control over financial reporting as of September 28, 2014. In making this assessment, our management used the criteria set forth in 1992 by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control-Integrated Framework. Management has concluded that, as of September 28, 2014, the Company’s internal control over financial reporting was effective, at a reasonable assurance level, based on these criteria.
The Company’s independent registered public accounting firm, KPMG LLP, has issued an audit report on the effectiveness of our internal control over financial reporting, which follows.

Report of Independent Registered Public Accounting Firm
The Board of Directors and Stockholders
Jack in the Box Inc.:
We have audited the internal control over financial reporting of Jack in the Box Inc. (the Company) as of September 28, 2014, based on criteria established in Internal Control — Integrated Framework (1992), issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.
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
In our opinion, Jack in the Box Inc. maintained, in all material respects, effective internal control over financial reporting as of September 28, 2014, based on criteria established in Internal Control — Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Jack in the Box Inc. and subsidiaries as of September 28, 2014 and September 29, 2013, and the related consolidated statements of earnings, comprehensive income, cash flows, and stockholders’ equity for the fifty-two weeks ended September 28, 2014, September 29, 2013, and September 30, 2012, and our report dated November 20, 2014, expressed an unqualified opinion on those consolidated financial statements.
/S/    KPMG LLP
San Diego, California
November 20, 2014

ITEM 9B.	OTHER INFORMATION
None.
PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
That portion of our definitive Proxy Statement appearing under the captions “Election of Directors,” “Directors Qualifications and Biographical Information,” “Committees of the Board” and “Section 16(a) Beneficial Ownership Reporting Compliance” to be filed with the Commission pursuant to Regulation 14A within 120 days after September 28, 2014 and to be used in connection with our 2015 Annual Meeting of Stockholders is hereby incorporated by reference.
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
That portion of our definitive Proxy Statement appearing under the caption “Stockholder Proposals for the 2016 Annual Meeting,” relating to the procedures by which stockholders may recommend candidates for director to the Nominating and Governance Committee of the Board of Directors, is also incorporated herein by reference.
We have adopted a Code of Ethics, which applies to all Jack in the Box Inc. directors, officers and employees, including the Chief Executive Officer, Chief Financial Officer, Controller and all of the financial team. The Code of Ethics is posted on the Company’s website, www.jackinthebox.com (under the “Investors — Corporate Governance — Code of Conduct” caption) and in print free of charge to any stockholder upon request. We intend to satisfy the disclosure requirement regarding any amendment to, or waiver of, a provision of the Code of Ethics for the Chief Executive Officer, Chief Financial Officer and Controller or persons performing similar functions, by posting such information on our website. No such waivers have been issued during fiscal 2014.
We have also adopted a set of Corporate Governance Principles and Practices for our Board of Directors and charters for all of our Board Committees, including the Audit, Compensation, and Nominating and Governance Committees. The Corporate Governance Principles and Practices and committee charters are available on our website at www.jackinthebox.com and in print free of charge to any shareholder who requests them. Written requests for our Code of Business Conduct and Ethics, Corporate Governance Principles and Practices and committee charters should be addressed to Jack in the Box Inc., 9330 Balboa Avenue, San Diego, California 92123, Attention: Corporate Secretary.

ITEM 11.	EXECUTIVE COMPENSATION
That portion of our definitive Proxy Statement appearing under the caption “Executive Compensation,” “Compensation Tables,” “Director Compensation,” “Compensation Committee Interlocks and Insider Participation” and “Compensation Committee Report” to be filed with the Commission pursuant to Regulation 14A within 120 days after September 28, 2014 and to be used in connection with our 2015 Annual Meeting of Stockholders is hereby incorporated by reference.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
That portion of our definitive Proxy Statement appearing under the caption “Security Ownership of Certain Beneficial Owners and Management” to be filed with the Commission pursuant to Regulation 14A within 120 days after September 28, 2014 and to be used in connection with our 2015 Annual Meeting of Stockholders is hereby incorporated by reference. Information regarding equity compensation plans under which Company common stock may be issued as of September 28, 2014 is set forth in Item 5 of this Report.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
That portion of our definitive Proxy Statement appearing under the caption “Certain Relationships and Related Transactions” and “Director Independence,” if any, to be filed with the Commission pursuant to Regulation 14A within 120 days after September 28, 2014 and to be used in connection with our 2015 Annual Meeting of Stockholders is hereby incorporated by reference.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES
That portion of our definitive Proxy Statement appearing under the caption “Independent Registered Public Accounting Fees and Services” to be filed with the Commission pursuant to Regulation 14A within 120 days after September 28, 2014 and to be used in connection with our 2015 Annual Meeting of Stockholders is hereby incorporated by reference.
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
		8-K	3/20/2014

10.2*	Form of Compensation and Benefits Assurance Agreement for Executives	10-Q	2/20/2008

10.2.1*	Form of Revised Compensation and Benefits Assurance Agreement for certain officers	10-Q	5/17/2012

10.2.2*	Form of Revised Compensation and Benefits Assurance Agreement for certain officers, dated May 8, 2014	10-K	Filed herewith

10.3*	Amended and Restated Supplemental Executive Retirement Plan	10-Q	2/18/2009

10.4*	Amended and Restated Executive Deferred Compensation Plan	10-Q	2/18/2009

10.5*	Amended and Restated Deferred Compensation Plan for Non-Management Directors	10-K	11/22/2006

10.6*	Amended and Restated Non-Employee Director Stock Option Plan Dated September 17, 1999	10-K	2/2/1999

10.8*	Amended and Restated 2004 Stock Incentive Plan	DEF 14A	1/12/2012

10.8.1*	Form of Restricted Stock Award for officers and certain members of management under the 2004 Stock Incentive Plan	10-Q	8/5/2009

10.8.2*	Form of Stock Option Agreement under the 2004 Stock Incentive Plan	10-Q	8/5/2009

Number	Description	Form	Filed with SEC
10.8.3*	Jack in the Box Inc. Non-Employee Director Stock Option Award Agreement under the 2004 Stock Incentive Plan	8-K	11/15/2005

10.8.4*	Form of Restricted Stock Unit Award Agreement for Non-Employee Director under the 2004 Stock Incentive Plan	10-K	11/20/2009

10.8.5*	Form of Time-Vested Restricted Stock Unit Award Agreement under the 2004 Stock Incentive Plan	10-K	11/24/2010

10.8.7*	Form of Stock Option and Performance Unit Awards Agreement under the 2004 Stock Incentive Plan	10-K	11/20/2009

10.8.8*	Form of Stock Option and Performance Share Awards Agreement under the 2004 Stock Incentive Plan	10-Q	2/23/2012

10.8.9*	Form of Stock Option and Performance Share Awards Agreement under the 2004 Stock Incentive Plan	10-K	11/22/2013

10.8.10*	Form of Time-Vested Restricted Stock Unit Award Agreement under the 2004 Stock Incentive Plan	10-K	11/22/2013

10.10.1*	Amended and Restated Performance Bonus Incentive Plan effective October 4, 2010	DEF 14A	1/13/2011

10.11*	Form of Amended and Restated Indemnification Agreement between the registrant and individual directors, officers and key employees	10-Q	8/10/2012

23.1	Consent of Independent Registered Public Accounting Firm	_____	Filed herewith

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	_____	Filed herewith

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	_____	Filed herewith

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	_____	Filed herewith

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	_____	Filed herewith

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

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
November 20, 2014
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.
Each person whose signature appears below constitutes and appoints Leonard A. Comma and Jerry P. Rebel, jointly and severally, his attorneys-in-fact, each with the power of substitution, for him or her in any and all capacities, to sign any amendments to this report, and to file the same, with exhibits thereto and other documents in connection therewith with the Securities and Exchange Commission, hereby ratifying and confirming all that each of said attorneys-in-fact, or his substitute or substitutes may do or cause to be done by virtue hereof.

Signature	Title	Date

/S/ LEONARD A. COMMA	Chairman of the Board and Chief Executive Officer (principal executive officer)	November 20, 2014
Leonard A. Comma

/S/ JERRY P. REBEL	Executive Vice President and Chief Financial Officer (principal financial officer and principal accounting officer)	November 20, 2014
Jerry P. Rebel

/S/ DAVID L. GOEBEL	Director	November 20, 2014
David L. Goebel

/S/ SHARON P. JOHN	Director	November 19, 2014
Sharon P. John

/S/ MADELEINE A. KLEINER	Director	November 20, 2014
Madeleine A. Kleiner

/S/ MICHAEL W. MURPHY	Director	November 20, 2014
Michael W. Murphy

/S/ JAMES M. MYERS	Director	November 20, 2014
James M. Myers

/S/ DAVID M. TEHLE	Director	November 20, 2014
David M. Tehle

/S/ JOHN T. WYATT	Director	November 20, 2014
John T. Wyatt

Schedules not filed: All schedules have been omitted as the required information is inapplicable, immaterial or the information is presented in the consolidated financial statements or related notes.

Report of Independent Registered Public Accounting Firm
The Board of Directors and Stockholders
Jack in the Box Inc.:
We have audited the accompanying consolidated balance sheets of Jack in the Box Inc. and subsidiaries (the Company) as of September 28, 2014 and September 29, 2013, and the related consolidated statements of earnings, comprehensive income, cash flows, and stockholders’ equity for the fifty-two weeks ended September 28, 2014, September 29, 2013, and September 30, 2012. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.
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
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Jack in the Box Inc. and subsidiaries as of September 28, 2014 and September 29, 2013, and the results of their operations and their cash flows for the fifty-two weeks ended September 28, 2014, September 29, 2013, and September 30, 2012, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the internal control over financial reporting of Jack in the Box Inc. as of September 28, 2014, based on criteria established in Internal Control - Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated November 20, 2014, expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

/S/ KPMG LLP
San Diego, California
November 20, 2014

JACK IN THE BOX INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Dollars in thousands, except per share data)

	September 28, 2014	September 29, 2013
ASSETS
Current assets:
Cash and cash equivalents	$10,578	$9,644
Accounts and other receivables, net	50,014	41,749
Inventories	7,481	7,181
Prepaid expenses	36,314	19,970
Deferred income taxes	36,810	26,685
Assets held for sale	4,766	11,875
Other current assets	597	108
Total current assets	146,560	117,212
Property and equipment, at cost:
Land	113,622	112,673
Buildings	1,090,360	1,068,405
Restaurant and other equipment	291,443	305,769
Construction in progress	24,522	30,066
	1,519,947	1,516,913
Less accumulated depreciation and amortization	(797,818)	(746,054)
Property and equipment, net	722,129	770,859
Intangible assets, net	15,604	16,390
Goodwill	149,074	148,988
Other assets, net	237,298	265,760
	$1,270,665	$1,319,209
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current maturities of long-term debt	$10,871	$20,889
Accounts payable	31,810	36,899
Accrued liabilities	163,626	153,886
Total current liabilities	206,307	211,674
Long-term debt, net of current maturities	497,012	349,393
Other long-term liabilities	309,435	286,124
Stockholders’ equity:
Preferred stock $0.01 par value, 15,000,000 shares authorized, none issued	—	—
Common stock $0.01 par value, 175,000,000 shares authorized, 80,127,387 and 78,515,171 issued, respectively	801	785
Capital in excess of par value	356,727	296,764
Retained earnings	1,244,897	1,171,823
Accumulated other comprehensive loss	(90,132)	(62,662)
Treasury stock, at cost, 41,571,752 and 35,926,269 shares, respectively	(1,254,382)	(934,692)
Total stockholders’ equity	257,911	472,018
	$1,270,665	$1,319,209
See accompanying notes to consolidated financial statements.

JACK IN THE BOX INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF EARNINGS
(In thousands, except per share data)

	Fiscal Year
	2014	2013	2012
Revenues:
Company restaurant sales	$1,120,912	$1,143,780	$1,183,483
Franchise revenues	363,219	346,087	325,812
	1,484,131	1,489,867	1,509,295
Operating costs and expenses, net:
Company restaurant costs:
Food and packaging	357,338	372,685	389,235
Payroll and employee benefits	308,494	320,384	338,210
Occupancy and other	247,861	255,586	266,440
Total company restaurant costs	913,693	948,655	993,885
Franchise costs	182,886	173,567	166,078
Selling, general and administrative expenses	206,788	220,641	224,852
Impairment and other charges, net	14,908	13,439	32,809
Losses (gains) on the sale of company-operated restaurants	3,548	(4,640)	(29,145)
	1,321,823	1,351,662	1,388,479
Earnings from operations	162,308	138,205	120,816
Interest expense, net	15,678	15,251	18,874
Earnings from continuing operations and before income taxes	146,630	122,954	101,942
Income taxes	51,786	40,346	33,838
Earnings from continuing operations	94,844	82,608	68,104
Losses from discontinued operations, net of income tax benefit	(5,894)	(31,456)	(10,453)
Net earnings	$88,950	$51,152	$57,651

Net earnings per share — basic:
Earnings from continuing operations	$2.33	$1.91	$1.55
Losses from discontinued operations	(0.14)	(0.73)	(0.24)
Net earnings per share	$2.18	$1.18	$1.31
Net earnings per share — diluted:
Earnings from continuing operations	$2.26	$1.84	$1.52
Losses from discontinued operations	(0.14)	(0.70)	(0.23)
Net earnings per share	$2.12	$1.14	$1.28

Weighted-average shares outstanding:
Basic	40,781	43,351	43,999
Diluted	41,973	44,899	44,948

Cash dividends declared per common share	$0.40	$—	$—
See accompanying notes to consolidated financial statements.

JACK IN THE BOX INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In thousands)

	Fiscal Year
	2014	2013	2012

Net earnings	$88,950	$51,152	$57,651
Cash flow hedges:
Net change in fair value of derivatives	(1,890)	(110)	(1,055)
Net loss reclassified to earnings	1,291	1,353	1,304
	(599)	1,243	249
Tax effect	229	(476)	(97)
	(370)	767	152
Unrecognized periodic benefit costs:
Actuarial gains (losses) arising during the period	(49,173)	98,764	(78,619)
Actuarial losses and prior service cost reclassified to earnings	5,245	18,895	13,532
	(43,928)	117,659	(65,087)
Tax effect	16,821	(45,079)	24,862
	(27,107)	72,580	(40,225)
Other:
Foreign currency translation adjustments	10	8	—
Tax effect	(3)	(4)	—
	7	4	—

Other comprehensive income (loss), net of tax	(27,470)	73,351	(40,073)

Comprehensive income	$61,480	$124,503	$17,578
See accompanying notes to consolidated financial statements.

JACK IN THE BOX INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Fiscal Year
	2014	2013	2012
Cash flows from operating activities:
Net earnings	$88,950	$51,152	$57,651
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	91,384	96,219	97,958
Deferred finance cost amortization	2,175	2,277	2,695
Deferred income taxes	4,152	(18,604)	(6,615)
Share-based compensation expense	10,358	11,392	6,883
Pension and postretirement expense	13,760	31,147	33,526
Gains on cash surrender value of company-owned life insurance	(6,049)	(8,998)	(12,137)
(Gains) losses on the sale of company-operated restaurants	3,548	(4,640)	(29,145)
Losses on the disposition of property and equipment	2,889	3,344	6,281
Impairment charges and other	9,225	28,230	9,403
Loss on early retirement of debt	789	939	—
Changes in assets and liabilities, excluding acquisitions and dispositions:
Accounts and other receivables	19,589	33,994	3,497
Inventories	(300)	27,415	4,334
Prepaid expenses and other current assets	(16,831)	13,117	(12,849)
Accounts payable	(627)	(26,945)	(3,264)
Accrued liabilities	20,358	(10,560)	247
Pension and postretirement contributions	(25,349)	(23,886)	(20,318)
Other	(16,999)	(6,721)	(1,417)
Cash flows provided by operating activities	201,022	198,872	136,730
Cash flows from investing activities:
Purchases of property and equipment	(60,525)	(84,690)	(80,200)
Purchases of assets intended for sale and leaseback	(2,801)	(26,058)	(35,927)
Proceeds from sale and leaseback of assets	5,698	47,431	27,844
Proceeds from the sale of company-operated restaurants	10,536	30,619	47,115
Collections on notes receivable	2,974	6,448	12,230
Disbursements for loans to franchisees	—	—	(3,977)
Acquisition of franchise-operated restaurants	(1,750)	(12,064)	(48,945)
Other	2,889	4,375	344
Cash flows used in investing activities	(42,979)	(33,939)	(81,516)
Cash flows from financing activities:
Borrowings on revolving credit facilities	652,000	646,000	576,380
Repayments of borrowings on revolving credit facilities	(521,000)	(721,000)	(602,540)
Proceeds from issuance of debt	200,000	200,000	—
Principal repayments on debt	(193,399)	(175,946)	(21,110)
Debt issuance costs	(3,607)	(4,392)	(741)
Dividends paid on common stock	(15,808)	—	—
Proceeds from issuance of common stock	31,748	61,993	10,167
Repurchases of common stock	(323,866)	(132,833)	(30,013)
Excess tax benefits from share-based compensation arrangements	17,664	2,094	1,115
Change in book overdraft	(848)	(39,678)	8,573
Cash flows used in financing activities	(157,116)	(163,762)	(58,169)
Effect of exchange rate changes on cash and cash equivalents	7	4	—
Net increase (decrease) in cash and cash equivalents	934	1,175	(2,955)
Cash and cash equivalents at beginning of year	9,644	8,469	11,424
Cash and cash equivalents at end of year	$10,578	$9,644	$8,469
See accompanying notes to consolidated financial statements.

JACK IN THE BOX INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(Dollars in thousands)

	Number of Shares	Amount	Capital in Excess of Par Value	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock	Total
Balance at October 2, 2011	74,992,487	$750	$202,684	$1,063,020	$(95,940)	$(764,558)	$405,956
Shares issued under stock plans, including tax benefit	835,407	8	11,533	—	—	—	11,541
Share-based compensation	—	—	6,883	—	—	—	6,883
Purchases of treasury stock	—	—	—	—	—	(30,013)	(30,013)
Net earnings	—	—	—	57,651	—	—	57,651
Effect of interest rate swaps, net	—	—	—	—	152	—	152
Effect of actuarial losses and prior service cost, net	—	—	—	—	(40,225)	—	(40,225)
Balance at September 30, 2012	75,827,894	758	221,100	1,120,671	(136,013)	(794,571)	411,945
Shares issued under stock plans, including tax benefit	2,687,277	27	64,272	—	—	—	64,299
Share-based compensation	—	—	11,392	—	—	—	11,392
Purchases of treasury stock	—	—	—	—	—	(140,121)	(140,121)
Net earnings	—	—	—	51,152	—	—	51,152
Foreign currency translation adjustment	—	—	—	—	4	—	4
Effect of interest rate swaps, net	—	—	—	—	767	—	767
Effect of actuarial gains and prior service cost, net	—	—	—	—	72,580	—	72,580
Balance at September 29, 2013	78,515,171	785	296,764	1,171,823	(62,662)	(934,692)	472,018
Shares issued under stock plans, including tax benefit	1,612,216	16	49,605	—	—	—	49,621
Share-based compensation	—	—	10,358	—	—	—	10,358
Dividends declared	—	—	—	(15,876)	—	—	(15,876)
Purchases of treasury stock	—	—	—	—	—	(319,690)	(319,690)
Net earnings	—	—	—	88,950	—	—	88,950
Foreign currency translation adjustment	—	—	—	—	7	—	7
Effect of interest rate swaps, net	—	—	—	—	(370)	—	(370)
Effect of actuarial losses and prior service cost, net	—	—	—	—	(27,107)	—	(27,107)
Balance at September 28, 2014	80,127,387	$801	$356,727	$1,244,897	$(90,132)	$(1,254,382)	$257,911

See accompanying notes to consolidated financial statements.

JACK IN THE BOX INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.     NATURE OF OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Nature of operations — Founded in 1951, Jack in the Box Inc. (the “Company”) operates and franchises Jack in the Box® quick-service restaurants and Qdoba Mexican Grill® (“Qdoba”) fast-casual restaurants. The following summarizes the number of restaurants as of the end of each fiscal year:

	2014	2013	2012
Jack in the Box:
Company-operated	431	465	547
Franchise	1,819	1,786	1,703
Total system	2,250	2,251	2,250
Qdoba:
Company-operated	310	296	316
Franchise	328	319	311
Total system	638	615	627
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
Reclassifications and adjustments — Certain prior year amounts in these notes to the consolidated financial statements have been adjusted to conform to the fiscal 2014 presentation.
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
Fiscal year — Our fiscal year is 52 or 53 weeks ending the Sunday closest to September 30. Fiscal years 2014, 2013 and 2012 include 52 weeks.
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
Accounts and other receivables, net is primarily comprised of receivables from franchisees, tenants and credit card processors. Franchisee receivables primarily include rents, royalties, and marketing fees associated with the franchise agreements. Tenant

JACK IN THE BOX INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

receivables relate to subleased properties where we are on the master lease agreement. We charge interest on past due accounts receivable and accrue interest on notes receivable based on the contractual terms. The allowance for doubtful accounts is based on historical experience and a review of existing receivables. Changes in accounts and other receivables are classified as an operating activity in the consolidated statements of cash flows.
Inventories consist principally of food, packaging and supplies, and are valued at the lower of cost or market on a first-in, first-out basis. Changes in inventories are classified as an operating activity in the consolidated statements of cash flows.
Assets held for sale typically represent the costs for new sites and existing sites that we plan to sell and lease back within the next year. Gains or losses realized on sale-leaseback transactions are deferred and amortized to income over the lease terms. If the determination is made that we no longer expect to sell an asset within the next year, the asset is reclassified out of assets held for sale. Assets held for sale also periodically includes the net book value of property and/or equipment we plan to sell within the next year. Assets held for sale consisted of the following at each fiscal year-end (in thousands):

	2014	2013
Assets held for sale and leaseback	$3,477	$11,574
Other property and equipment held for sale	1,289	301
Assets held for sale	$4,766	$11,875
Property and equipment, net — Expenditures for new facilities and equipment, and those that substantially increase the useful lives of the property, are capitalized. Facilities leased under capital leases are stated at the present value of minimum lease payments at the beginning of the lease term, not to exceed fair value. Maintenance and repairs are expensed as incurred. When properties are retired or otherwise disposed of, the related cost and accumulated depreciation are removed from the accounts, and gains or losses on the dispositions are reflected in results of operations.
Buildings, equipment and leasehold improvements are generally depreciated using the straight-line method based on the estimated useful lives of the assets, over the initial lease term for certain assets acquired in conjunction with the lease commencement for leased properties, or the remaining lease term for certain assets acquired after the commencement of the lease for leased properties. In certain situations, one or more option periods may be used in determining the depreciable life of assets related to leased properties if we deem that an economic penalty would be incurred otherwise. In either circumstance, our policy requires lease term consistency when calculating the depreciation period, in classifying the lease and in computing straight-line rent expense. Building, leasehold improvement assets and equipment are assigned lives that range from 2 to 35 years. Depreciation and amortization expense related to property and equipment was $90.7 million, $92.0 million and $92.6 million in 2014, 2013, and 2012, respectively.
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

JACK IN THE BOX INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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
Company-owned life insurance — We have purchased company-owned life insurance (“COLI”) policies to support our non-qualified benefit plans. The cash surrender values of these policies were $100.7 million and $94.5 million as of September 28, 2014 and September 29, 2013, respectively, and are included in other assets, net in the accompanying consolidated balance sheets. Changes in cash surrender values are included in selling, general and administrative expenses in the accompanying consolidated statements of earnings. These policies reside in an umbrella trust for use only to pay plan benefits to participants or to pay creditors if the Company becomes insolvent. As of September 28, 2014 and September 29, 2013, the trust also included cash of $0.1 million and $0.2 million, respectively.
Book overdraft — Accounts payable in our consolidated balance sheets includes a book overdraft totaling $0.8 million at September 29, 2013. As of September 28, 2014 there is no balance in accounts payable related to book overdrafts. Changes in such amounts are classified as a financing activity in the consolidated statements of cash flows.
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

JACK IN THE BOX INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Income recognized on unredeemed gift card balances was $0.8 million, $0.7 million and $0.5 million in fiscal 2014, 2013 and 2012, respectively.
Pre-opening costs associated with the opening of a new restaurant consist primarily of employee training costs and are expensed as incurred and included in selling, general and administrative expenses in the accompanying consolidated statements of earnings.
Restaurant closure costs — All costs associated with exit or disposal activities are recognized when they are incurred. Restaurant closure costs, which are included in impairment and other charges, net and gains/losses on the sale of company-operated restaurants in the accompanying consolidated statements of earnings, consist of future lease commitments, net of anticipated sublease rentals, and expected ancillary costs.
Self-insurance — We are self-insured for a portion of our workers’ compensation, general liability, employee medical and dental, and automotive claims. We utilize a paid-loss plan for our workers’ compensation, general liability and automotive programs, which have predetermined loss limits per occurrence and in the aggregate. We establish our insurance liability (undiscounted) and reserves using independent actuarial estimates of expected losses for determining reported claims and as the basis for estimating claims incurred but not reported. As of September 28, 2014 and September 29, 2013, our estimated liability for general liability and workers’ compensation claims exceeded our self-insurance retention limits by $24.6 million and $22.9 million, respectively, which we expect our insurance providers to pay on our behalf in accordance with the contractual terms of our insurance policies.
Advertising costs — We administer marketing funds which include contractual contributions. In fiscal years 2014, 2013 and 2012 the marketing funds were approximately 5% and 1% of sales at all franchise and company-operated Jack in the Box and Qdoba restaurants, respectively. We record contributions from franchisees as a liability included in accrued liabilities in the accompanying consolidated balance sheets until such funds are expended. The contributions to the marketing funds are designated for advertising and we act as an agent for the franchisees with regard to these contributions.  Therefore, we do not reflect franchisee contributions to the funds in our consolidated statements of earnings or cash flows.
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

	2014	2013	2012
Jack in the Box	$42,349	$46,739	$49,757
Qdoba	18,215	16,123	13,135
Total	$60,564	$62,862	$62,892
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
Derivative instruments — From time to time, we use interest rate swap agreements to manage interest rate exposure. We do not speculate using derivative instruments. We purchase derivative instruments only for the purpose of risk management.
All derivatives are recognized on the consolidated balance sheets at fair value based upon quoted market prices. Changes in the fair values of derivatives are recorded in earnings or other comprehensive income, based on whether or not the instrument is

JACK IN THE BOX INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

designated as a hedge transaction. Gains or losses on derivative instruments reported in other comprehensive income (“OCI”) are reclassified to earnings in the period the hedged item affects earnings. If the underlying hedge transaction ceases to exist, any associated amounts reported in other comprehensive income are reclassified to earnings at that time. Any ineffectiveness is recognized in earnings in the current period. Refer to Note 5, Fair Value Measurements, and Note 6, Derivative Instruments, for additional information regarding our derivative instruments.
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
Segment reporting — An operating segment is defined as a component of an enterprise that engages in business activities from which it may earn revenues and incur expenses, and about which separate financial information is regularly evaluated by our chief operating decision makers in deciding how to allocate resources. Similar operating segments can be aggregated into a single operating segment if the businesses are similar. We operate our business in two operating segments, Jack in the Box and Qdoba Restaurant Operations. Refer to Note 17, Segment Reporting, for additional discussion regarding our segments.
Effect of new accounting pronouncements — In April 2014, the FASB issued Accounting Standards Update (“ASU”) No. 2014-08, Presentation of Financial Statements (Topic 205) and Property, Plant, and Equipment (Topic 360): Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity, which modifies the definition of discontinued operations to include only disposals of an entity that represent strategic shifts that have or will have a major effect on an entity's operations and financial results. This ASU also expands the disclosure requirements for disposals which meet the definition of a discontinued operation and requires entities to disclose information about disposals of individually significant components that do not meet the definition of discontinued operations. The standard is effective prospectively for annual and interim periods beginning after December 15, 2014, with early adoption permitted. This pronouncement is not expected to have a material impact on our consolidated financial statements upon adoption.
In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers, which provides a comprehensive new revenue recognition model that requires a company to recognize revenue in an amount that reflects the consideration it expects to receive for the transfer of promised goods or services to its customers. The standard also requires additional disclosure regarding the nature, amount, timing and uncertainty of revenue and cash flows arising from contracts with customers. This ASU is effective for annual periods and interim periods beginning after December 15, 2016. The ASU is to be applied retrospectively or using a cumulative effect transition method and early adoption is not permitted. We are currently evaluating the effect that this pronouncement will have on our consolidated financial statements and related disclosures.
In June 2014, the FASB issued ASU No. 2014-12, Accounting for Share-Based Payments when the Terms of an Award Provide That a Performance Target Could Be Achieved after the Requisite Service Period, which requires a reporting entity to treat a performance target that affects vesting and that could be achieved after the requisite service period as a performance condition. This standard is to be applied prospectively for annual and interim periods beginning after December 15, 2015, with early adoption permitted. This pronouncement is not expected to have a material impact on our consolidated financial statements upon adoption.

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
The following is a summary of our distribution business results, which are included in discontinued operations for each fiscal year (in thousands):

	2014	2013	2012
Revenue	$—	$37,743	$616,982
Loss before income tax benefit	$(1,276)	$(6,446)	$(8,777)

JACK IN THE BOX INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The loss in fiscal 2014 includes $0.9 million related to insurance settlements and $0.3 million for lease adjustments. The losses in fiscal 2013 and 2012 include costs incurred to exit the distribution business consisting of $1.9 million and $6.0 million, respectively, for accelerated depreciation of a long-lived asset disposed of upon completion of the transaction, $1.6 million (net of reversals for deferred rent of $0.4 million) and $0.7 million, respectively, for future lease commitments, $1.2 million and $1.1 million, respectively, primarily related to costs incurred to terminate certain vendor contracts, and in fiscal 2013, $1.3 million related to distribution center specific workers’ compensation claims. The loss on the sale of the distribution business was not material to our results of operations. Our liability for lease commitments related to our distribution centers is included in accrued liabilities and other long-term liabilities in the accompanying consolidated balance sheets and changed as follows during each fiscal year (in thousands):

	2014	2013
Balance at beginning of year	$1,318	$697
Additions	—	1,846
Adjustments	285	119
Cash payments	(1,055)	(1,344)
Balance at end of year	$548	$1,318
Adjustments in 2014 relate to the termination of a lease agreement and the execution of a sublease agreement. Adjustments in 2013 primarily represent revisions to certain sublease and cost assumptions due to changes in market conditions. The balance at September 28, 2014 relates to one distribution center subleased at a loss. The future minimum lease payments and receipts for the next five fiscal years and thereafter are included in the amounts disclosed in Note 8, Leases.
2013 Qdoba Closures — During the third quarter of fiscal 2013, we closed 62 Qdoba restaurants. The decision to close these restaurants was based on a comprehensive analysis that took into consideration levels of return on investment and other key operating performance metrics.
Since the closed restaurants were not predominantly located near those remaining in operation, we did not expect the majority of cash flows and sales lost from these closures to be recovered. In addition, we did not anticipate any ongoing involvement or significant direct cash flows from the closed stores. Therefore, in accordance with the provisions of ASC 205, Presentation of Financial Statements, the results of operations for these restaurants are reported as discontinued operations for all periods presented.
The following is a summary of the results related to the 2013 Qdoba Closures for each fiscal year (in thousands):

	2014	2013	2012
Company restaurant sales	$—	$28,036	$35,731

Asset impairments	$(2,170)	$(22,239)	$—
Future lease commitments (1)	(4,536)	(10,301)	—
Brokers commissions	(652)	—	—
Other exit costs	(889)	(3,075)	—
Operating losses	—	(8,961)	(8,327)
Loss before income tax benefit	$(8,247)	$(44,576)	$(8,327)
___________________________________________

(1) Future lease commitments in 2013 are shown net of reversals for deferred rent and tenant improvement allowances of $4.3 million.
We do not expect the remaining costs to be incurred related to the closures to be material however, the estimates we make related to our future lease obligations, primarily sublease income, are subject to a high degree of judgment and may differ from actual sublease income due to changes in economic conditions, desirability of the sites and other factors.

JACK IN THE BOX INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Our liability for lease commitments related to the 2013 Qdoba closures is included in accrued liabilities and other long-term liabilities in the accompanying consolidated balance sheets and has changed as follows during each fiscal year (in thousands):

	2014	2013
Balance at beginning of year	$10,712	$—
Additions	—	14,072
Adjustments	4,536	530
Cash payments	(9,511)	(3,890)
Balance at end of year	$5,737	$10,712

In 2014, adjustments primarily relate to revisions to certain sublease and cost assumptions due to changes in market conditions as well as charges to terminate 19 lease agreements. These amounts were partially offset by favorable adjustments for locations that we have subleased. The balance at September 28,2014 relates to five locations subleased at a loss and 26 locations we are marketing for sublease. The future minimum lease payments and receipts for the next five fiscal years and thereafter are included in the amounts disclosed in Note 8, Leases.

3.     SUMMARY OF REFRANCHISINGS, FRANCHISEE DEVELOPMENT AND ACQUISITIONS
Refranchisings and franchisee development — The following is a summary of the number of restaurants sold to franchisees, the number of restaurants developed by franchisees and the related gains (losses) and fees recognized (dollars in thousands):

	2014	2013	2012
Restaurants sold to franchisees	37	81	97
New restaurants opened by franchisees	33	45	50
Initial franchise fees	$1,886	$4,017	$5,535
Proceeds from the sale of company-operated restaurants:
Cash (1)	$10,536	$30,619	$47,115
Notes receivable	—	—	1,200
	10,536	30,619	48,315
Net assets sold (primarily property and equipment)	(5,558)	(15,680)	(16,833)
Goodwill related to the sale of company-operated restaurants	(170)	(629)	(1,334)
Other (2)	(6,500)	(9,670)	(1,003)
Gains (losses) on the sale of company-operated restaurants	(1,692)	4,640	29,145
Loss on anticipated sale of a Jack in the Box company-operated market	(1,856)	—	—
Gains (losses) on the sale of company-operated restaurants	$(3,548)	$4,640	$29,145
 ____________________________

(1)
Amounts in 2014, 2013 and 2012 include additional proceeds of $2.1 million, $3.3 million and $2.3 million, respectively, recognized upon the extension of the underlying franchise and lease agreements related to restaurants sold in a prior year.

(2)
Amounts in all years presented primarily represent impairment and lease commitment charges related to restaurants closed in connection with the sale of the related markets, and in 2014 and 2013, charges for operating restaurant leases with lease commitments in excess of our sublease rental income.

In 2014, loss on anticipated sale of a Jack in the Box company-operated market relates to restaurants held for sale for which we have a signed letter of intent.
Franchise acquisitions — We repurchased four Jack in the Box franchise restaurants in 2014 and one in 2013. In 2013 and 2012, we acquired 13 and 46 Qdoba franchise restaurants, respectively. We account for the acquisition of franchised restaurants using the acquisition method of accounting for business combinations. The purchase price allocations were based on fair value estimates determined using significant unobservable inputs (Level 3). The goodwill recorded primarily relates to the sales growth potential of the markets acquired and is expected to be deductible for income tax purposes. The following table provides detail of the combined acquisitions in each year (dollars in thousands):

JACK IN THE BOX INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	2014	2013	2012
Restaurants acquired from franchisees	4	14	46

Property and equipment	$1,398	$3,030	$12,379
Reacquired franchise rights	96	148	604
Goodwill	256	9,169	36,084
Liabilities assumed	—	(283)	(122)
Total consideration	$1,750	$12,064	$48,945

4.     GOODWILL AND INTANGIBLE ASSETS, NET
The changes in the carrying amount of goodwill during 2014 and 2013 by reportable segment were as follows (in thousands):

	Jack in the Box	Qdoba	Total
Balance at September 30, 2012	$47,847	$92,775	$140,622
Acquisition of franchised restaurants	1,173	7,996	9,169
2013 Qdoba Closures	—	(174)	(174)
Sale of company-operated restaurants to franchisees	(629)	—	(629)
Balance at September 29, 2013	48,391	100,597	148,988
Acquisition of franchised restaurants	256	—	256
Sale of company-operated restaurants to franchisees	(170)	—	(170)
Balance at September 28, 2014	$48,477	$100,597	$149,074
Intangible assets, net consist of the following as of the end of each fiscal year (in thousands):

	2014	2013
Amortized intangible assets:
Gross carrying amount	$17,272	$17,203
Less accumulated amortization	(10,468)	(9,613)
Net carrying amount	6,804	7,590
Non-amortized intangible assets:
Trademark	8,800	8,800
Net carrying amount	$15,604	$16,390
Amortized intangible assets include acquired franchise contracts recorded in connection with our acquisition of Qdoba in 2003, lease acquisition costs and reacquired Qdoba franchise rights. The weighted-average life of these amortized intangible assets is approximately 27 years. Total amortization expense related to intangible assets was $0.9 million, $1.0 million and $0.9 million in fiscal 2014, 2013 and 2012, respectively.

The following table summarizes, as of September 28, 2014, the estimated amortization expense for each of the next five fiscal years (in thousands):

Fiscal Year
2015	$816
2016	$754
2017	$706
2018	$661
2019	$615

JACK IN THE BOX INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

5.     FAIR VALUE MEASUREMENTS
Financial assets and liabilities — The following table presents the financial assets and liabilities measured at fair value on a recurring basis (in thousands):

	Total	Quoted Prices in Active Markets for Identical Assets (3) (Level 1)	Significant Other Observable Inputs (3) (Level 2)	Significant Unobservable Inputs (Level 3)
Fair Value Measurements as of September 28, 2014:
Non-qualified deferred compensation plan (1)	$(35,602)	$(35,602)	$—	$—
Interest rate swaps (Note 6) (2)	(1,789)	—	(1,789)	—
Total liabilities at fair value	$(37,391)	$(35,602)	$(1,789)	$—
Fair Value Measurements as of September 29, 2013:
Non-qualified deferred compensation plan (1)	$(39,135)	$(39,135)	$—	$—
Interest rate swaps (Note 6) (2)	(1,190)	—	(1,190)	—
Total liabilities at fair value	$(40,325)	$(39,135)	$(1,190)	$—
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
The fair values of the Company’s debt instruments are based on the amount of future cash flows associated with each instrument discounted using the Company’s borrowing rate. At September 28, 2014, the carrying value of all financial instruments was not materially different from fair value, as the borrowings are prepayable without penalty. The estimated fair values of our capital lease obligations approximated their carrying values as of September 28, 2014.
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
The following table presents property and equipment long-lived assets measured at fair value on a non-recurring basis during fiscal year 2014 (in thousands):

	Fair Value Measurement	Impairment Charges
Long-lived assets held for sale	$3,444	$3,517
Long-lived assets held and used	$619	$570
Long-lived asset abandoned	$—	$6,486
Long-lived assets held for sale were written down to fair value less costs to sell and relate to the sale of two Jack in the Box company operated markets, and the anticipated sale of one Jack in the Box company-operated market. We received a signed letter of intent related to the anticipated sale and fair value was determined based on the terms contained therein. These impairment charges are included in gains (losses) on the sale of company-operated restaurants in the accompanying consolidated statements of earnings.
Impairment of long-lived assets held and used primarily relates to locations we have closed or intend to close. Impairment recorded in connection with an abandoned long-lived asset relates to a restaurant software asset we no longer plan to place in service, and for which we have determined the fair value to be zero. Both types of impairment charges are included in impairment and other charges, net in the accompanying consolidated statements of earnings. Refer to Note 9, Impairment, Disposition of Property and Equipment, Restaurant Closing Costs and Restructuring, for additional information regarding these charges.

JACK IN THE BOX INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

6.     DERIVATIVE INSTRUMENTS
Objectives and strategies — We are exposed to interest rate volatility with regard to our variable rate debt. To reduce our exposure to rising interest rates, in August 2010, we entered into two interest rate swap agreements that effectively converted $100.0 million of our variable rate term loan borrowings to a fixed-rate basis from September 2011 through September 2014. Additionally, in April 2014, we entered into nine forward-starting interest rate swap agreements that effectively convert $300.0 million of our variable rate borrowings to a fixed rate basis from October 2014 through October 2018. These agreements have been designated as cash flow hedges under the terms of the FASB authoritative guidance for derivatives and hedging. To the extent that they are effective in offsetting the variability of the hedged cash flows, changes in the fair values of the derivatives are not included in earnings but are included in OCI. These changes in fair value are subsequently reclassified into net earnings as a component of interest expense as the hedged interest payments are made on our term debt.
Financial position — The following derivative instruments were outstanding as of the end of each fiscal year (in thousands):

	September 28, 2014		September 29, 2013
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Derivatives designated as hedging instruments:
Interest rate swaps (Note 5)	Accrued liabilities	$(1,789)	Accrued liabilities	$(1,190)
Total derivatives		$(1,789)		$(1,190)

Financial performance — The following is a summary of the accumulated OCI activity related to our interest rate swap derivative instruments (in thousands):

	Location of Loss in Income	2014	2013	2012
Loss recognized in OCI	N/A	$(1,890)	$(110)	$(1,055)
Loss reclassified from accumulated OCI into net earnings	Interest expense, net	$(1,291)	$(1,353)	$(1,304)
Amounts reclassified from accumulated OCI into interest expense represent payments made to the counterparty for the effective portions of the interest rate swaps. During 2014, 2013 and 2012, our interest rate swaps had no hedge ineffectiveness.

7.     INDEBTEDNESS
The detail of our long-term debt at the end of each fiscal year is as follows (in thousands):

	2014	2013
Revolver, variable interest rate based on an applicable margin plus LIBOR, 2.12% at September 28, 2014	$306,000	$175,000
Term loan, variable interest rate based on an applicable margin plus LIBOR, 1.91% at September 28, 2014	197,500	190,000
Capital lease obligations, 10.20% weighted average interest rate at September 28, 2014	4,383	5,282
	507,883	370,282
Less current portion	(10,871)	(20,889)
	$497,012	$349,393
New credit facility — In March 2014, the Company refinanced its former credit facility and entered into an amended and restated credit agreement. The new credit facility is comprised of (i) a $600.0 million revolving credit facility and (ii) a $200.0 million term loan facility. The interest rate on the new credit facility is based on the Company’s leverage ratio and can range from the London Interbank Offered Rate (“LIBOR”) plus 1.25% to 2.00% with no floor. The initial interest rate was LIBOR plus 1.75%. The revolving credit facility and the term loan facility both have maturity dates of March 19, 2019. As part of the credit agreement, we may also request the issuance of up to $75.0 million in letters of credit, the outstanding amount of which reduces our net borrowing capacity under the agreement. As of September 28, 2014, our unused borrowing capacity was $271.8 million.
Use of proceeds — The Company borrowed $200.0 million under the new term loan and approximately $220.0 million under the new revolving credit facility. The proceeds from the refinancing transaction were used to repay all borrowings under the former facility and to pay related transaction fees and expenses associated with the refinance of the facility, and will also be available for permitted share repurchases, permitted dividends, permitted acquisitions, ongoing working capital requirements and other general

JACK IN THE BOX INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

corporate purposes. At September 28, 2014, we had borrowings under the revolving credit facility of $306.0 million, $197.5 million outstanding under the term loan and letters of credit outstanding of $22.2 million.
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
Covenants — We are subject to a number of customary covenants under our credit facility, including limitations on additional borrowings, acquisitions, loans to franchisees, capital expenditures, lease commitments, stock repurchases and dividend payments, and requirements to maintain certain financial ratios as defined in the credit agreement.
Future cash payments — Scheduled principal payments on our long-term debt outstanding at September 28, 2014 for each of the next five fiscal years and thereafter are as follows (in thousands):

Fiscal Year
2015	$10,871
2016	15,900
2017	15,863
2018	18,168
2019	446,291
Thereafter	790
$507,883
We may make voluntary prepayments of the loans under the revolving credit facility and term loan at any time without premium or penalty. Specific events such as asset sales, certain issuances of debt, and insurance and condemnation recoveries, may trigger a mandatory prepayment.
Capitalized interest — We capitalize interest in connection with the construction of our restaurants and other facilities. Interest capitalized in 2013 and 2012 totaled $0.1 million and $0.4 million, respectively. In 2014, no interest was capitalized.

8.     LEASES
As lessee — We lease restaurants and other facilities, which generally have renewal clauses of 5 to 20 years exercisable at our option. In some instances, our leases have provisions for contingent rentals based upon a percentage of defined revenues. Many of our leases also have rent escalation clauses and require the payment of property taxes, insurance and maintenance costs. We also lease certain restaurant and office equipment, and in 2012, we leased various transportation equipment. Minimum rental obligations are accounted for on a straight-line basis over the term of the initial lease.
The components of rent expense were as follows in each fiscal year (in thousands):

	2014	2013	2012
Minimum rentals	$213,082	$210,638	$206,604
Contingent rentals	1,986	1,840	2,013
Total rent expense	215,068	212,478	208,617
Less rental expense on subleased properties	(139,976)	(136,970)	(130,275)
Net rent expense	$75,092	$75,508	$78,342

JACK IN THE BOX INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table presents as of September 28, 2014, future minimum lease payments under capital and operating leases including leases recorded as lease obligations relating to continuing and discontinued operations (in thousands):

Fiscal Year	Capital Leases	Operating Leases
2015	$1,260	$229,203
2016	1,198	233,145
2017	1,072	197,226
2018	793	163,644
2019	364	152,644
Thereafter	952	636,570
Total minimum lease payments	5,639	$1,612,432
Less amount representing interest, 10.20% weighted average interest rate	(1,256)
Present value of obligations under capital leases	4,383
Less current portion	(870)
Long-term capital lease obligations	$3,513
Total future minimum lease payments of $1.0 billion included in the table above are expected to be recovered under our non-cancelable operating subleases.
Assets recorded under capital leases are included in property and equipment, and consisted of the following at each year-end (in thousands):

	2014	2013
Buildings	$19,105	$19,105
Less accumulated amortization	(15,667)	(14,808)
	$3,438	$4,297
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

	2014	2013	2012
Total rental income (1)	$222,443	$213,009	$200,760
Contingent rentals	$19,551	$16,966	$16,341
________________________________________________

(1)	Includes contingent rentals.
The minimum rents receivable expected to be received under these non-cancelable operating leases and subleases, excluding contingent rentals, as of September 28, 2014 are as follows (in thousands):

Fiscal Year
2015	$206,015
2016	221,923
2017	202,867
2018	183,145
2019	197,287
Thereafter	1,550,311
Total minimum future rentals	$2,561,548

JACK IN THE BOX INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Assets held for lease and included in property and equipment consisted of the following at each year-end (in thousands):

	2014	2013
Land	$72,143	$79,015
Buildings	689,056	684,288
Equipment	4,492	3,887
	765,691	767,190
Less accumulated depreciation	(434,526)	(400,211)
	$331,165	$366,979

9.     IMPAIRMENT, DISPOSITION OF PROPERTY AND EQUIPMENT, RESTAURANT CLOSING COSTS AND RESTRUCTURING
Impairment and other charges, net in the accompanying consolidated statements of earnings is comprised of the following (in thousands):

	2014	2013	2012
Impairment charges	$570	$3,874	$3,112
Losses on disposition of property and equipment, net	2,876	3,645	5,904
Costs of closed restaurants (primarily lease obligations) and other	2,841	2,469	8,332
Restructuring costs	8,621	3,451	15,461
	$14,908	$13,439	$32,809
Impairment charges — When events and circumstances indicate that our long-lived assets might be impaired and their carrying amount is greater than the undiscounted cash flows we expect to generate from such assets, we recognize an impairment loss as the amount by which the carrying value exceeds the fair value of the assets. Impairment charges in 2014 primarily reflect costs incurred in connection with closed restaurant properties. In 2013 and 2012 impairment costs primarily represent charges to write down the carrying value of underperforming Jack in the Box restaurants and Jack in the Box restaurants we intend to or have closed.
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

	2014	2013
Balance at beginning of year	$16,321	$20,677
Adjustments	2,024	1,752
Cash payments	(5,172)	(6,108)
Balance at end of year	$13,173	$16,321

In each fiscal year, adjustments primarily relate to revisions to certain sublease costs and assumptions due to changes in market conditions.
The future minimum lease payments and receipts for the next five fiscal years and thereafter are included in the amounts disclosed in Note 8, Leases. Our obligations under the leases included in the above table expire at various dates between fiscal 2015 and 2030.

JACK IN THE BOX INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Restructuring costs — Since the beginning of 2012, we have been engaged in a comprehensive review of our organization structure, including evaluating opportunities for outsourcing, restructuring of certain functions and workforce reductions. The following is a summary of the costs incurred in connection with these activities during each fiscal year (in thousands):

	2014	2013	2012
Enhanced pension benefits	$—	$—	$6,167
Severance costs	2,141	2,821	6,987
Other	6,480	630	2,307
	$8,621	$3,451	$15,461
In 2014, other relates to the impairment of a restaurant software asset we no longer plan to place in service as a result of our efforts to integrate certain systems across both of our brands and lower costs. In fiscal 2012, as part of these cost saving initiatives, we offered a voluntary early retirement program (“VERP”) to eligible employees which are noted as enhanced pension benefits in the table above. Refer to Note 11, Retirement Plans, for additional information regarding the costs associated with enhanced pension benefits in fiscal 2012.
Total accrued severance costs related to our restructuring activities are included in accrued liabilities in the accompanying consolidated balance sheets and changed as follows in each fiscal year (in thousands):

	2014	2013
Balance at beginning of year	$253	$1,758
Additions	2,141	2,821
Cash payments	(1,857)	(4,326)
Balance at end of the year	$537	$253
We expect to incur additional charges related to our restructuring activities; however, we are unable to make a reasonable estimate of the additional costs at this time. Our continuing efforts to lower our cost structure include identifying opportunities to reduce general and administrative costs as well as improve restaurant profitability across both brands.

10.     INCOME TAXES
Income taxes consist of the following in each fiscal year (in thousands):

	2014	2013	2012
Current:
Federal	$43,864	$51,367	$35,205
State	3,770	7,583	5,248
	47,634	58,950	40,453
Deferred:
Federal	3,700	(16,897)	(5,553)
State	452	(1,707)	(1,062)
	4,152	(18,604)	(6,615)
Income tax expense from continuing operations	$51,786	$40,346	$33,838

Income tax benefit from discontinued operations	$(3,629)	$(19,566)	$(6,651)
A reconciliation of the federal statutory income tax rate to our effective tax rate for continuing operations is as follows:

	2014	2013	2012
Computed at federal statutory rate	35.0%	35.0%	35.0%
State income taxes, net of federal tax benefit	3.3	3.4	3.3
Benefit of jobs tax credits, net of valuation allowance	(1.2)	(1.9)	(1.0)
Benefit related to COLIs	(1.6)	(2.9)	(4.6)
Other, net	(0.2)	(0.8)	0.5
	35.3%	32.8%	33.2%

JACK IN THE BOX INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The tax effects of temporary differences that give rise to significant portions of deferred tax assets and deferred tax liabilities at each year-end are presented below (in thousands):

	2014	2013
Deferred tax assets:
Accrued pension and postretirement benefits	$77,170	$66,698
Accrued insurance	12,874	13,115
Accrued vacation pay expense	2,132	3,259
Deferred income	1,436	1,441
Impairment	25,391	27,944
Lease commitments related to closed or refranchised locations	12,686	11,361
Other reserves and allowances	1,303	3,964
Tax loss and tax credit carryforwards	10,705	4,619
Leasing transactions	7,201	7,471
Share-based compensation	9,416	13,128
Other, net	4,508	4,280
Total gross deferred tax assets	164,822	157,280
Valuation allowance	(8,624)	(4,619)
Total net deferred tax assets	156,198	152,661
Deferred tax liabilities:
Property and equipment, principally due to differences in depreciation	(38,362)	(9,753)
Intangible assets	(28,149)	(27,350)
Other	(2,069)	(40)
Total gross deferred tax liabilities	(68,580)	(37,143)
Net deferred tax assets	$87,618	$115,518
Deferred tax assets at September 28, 2014 include state net operating loss carryforwards of approximately $75.4 million expiring at various times between 2017 and 2034. At September 28, 2014 and September 29, 2013, we recorded a valuation allowance related to losses and state tax credits of $8.6 million and $4.6 million, respectively. The current year change in the valuation allowance of $4.0 million relates primarily to increases in valuation allowance on state net operating losses and state tax credits. We believe that it is more likely than not that these loss and credit carryforwards will not be realized and that the remaining deferred tax assets will be realized through future taxable income or alternative tax strategies.
During the third quarter of 2014, we completed a fixed asset cost segregation study which was included in our tax return filings related to fiscal year ended September 29, 2013.  This study along with other return to provision adjustments related to fiscal year ended September 29, 2013 resulted in a $1.4 million increase in current deferred tax assets, a $42.1 million decrease in non-current deferred tax assets, a $12.9 million decrease in income taxes payable, and a $27.5 million increase in income tax refunds receivable of which $20.5 million was received in the quarter ended September 28, 2014.  The income tax expense impact of the other return to provision adjustments was $0.3 million.
Our gross unrecognized tax benefits associated with uncertain income tax positions decreased during fiscal 2014 and 2013 based on a preliminary assessment of a state income tax audit. A reconciliation of the beginning and ending amounts of unrecognized tax benefits follows (in thousands):

	2014	2013
Balance beginning of year	$769	$905
Change related to tax positions	(395)	(136)
Balance at end of year	$374	$769
From time to time, we may take positions for filing our tax returns which may differ from the treatment of the same item for financial reporting purposes. The ultimate outcome of these items will not be known until the IRS or state has completed its examination or until the statute of limitations has expired.
It is reasonably possible that changes of approximately $0.4 million to the gross unrecognized tax benefits will be required within the next twelve months. These changes relate to the possible settlement of state tax audits.

The major jurisdictions in which the Company files income tax returns include the United States and states in which we operate that impose an income tax. The federal statutes of limitations have not expired for fiscal years 2011 and forward. The Company’s

JACK IN THE BOX INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

federal statute of limitations for fiscal year 2009 was extended and remains open. The statutes of limitations for California and Texas, which constitute the Company’s major state tax jurisdictions, have not expired for fiscal years 2010 and 2009, respectively, and forward. However, the Company has pending appeals for California (related to fiscal years 2001 to 2007) and Texas (related to fiscal year 2007) for specific claims.

11.     RETIREMENT PLANS
We sponsor programs that provide retirement benefits to most of our employees. These programs include defined contribution plans, defined benefit pension plans and postretirement healthcare plans.
Defined contribution plans — We maintain a qualified savings plan pursuant to Section 401(k) of the Internal Revenue Code, which allows administrative and clerical employees who have satisfied the service requirements and reached age 21 to defer a percentage of their pay on a pre-tax basis. We match 50% of the first 4% of compensation deferred by the participant. Our contributions under this plan were $1.0 million in 2014 and 2013, and $1.2 million in 2012. We also maintain an unfunded, non-qualified deferred compensation plan for key executives and other members of management who are excluded from participation in the qualified savings plan. This plan allows participants to defer up to 50% of their salary and 85% of their bonus, on a pre-tax basis. We match 100% of the first 3% contributed by the participant. To compensate executives no longer eligible to participate in our supplemental defined benefit pension plan, we also contribute a supplemental amount equal to 4% of an eligible employee’s salary and bonus for a period of ten years in such eligible position. Our contributions under the non-qualified deferred compensation plan were $1.1 million in 2014, 2013 and 2012. In all plans, a participant’s right to Company contributions vests at a rate of 25% per year of service.
Defined benefit pension plans — We sponsor two defined benefit pension plans, a “Qualified Plan” covering substantially all full-time employees hired prior to January 1, 2011, and an unfunded supplemental executive retirement plan (“SERP”) which provides certain employees additional pension benefits and was closed to new participants effective January 1, 2007. In fiscal 2011, the Board of Directors approved changes to our Qualified Plan whereby participants will no longer accrue benefits effective December 31, 2015. This change was accounted for as a plan “curtailment” in accordance with the authoritative guidance issued by the FASB. Benefits under both plans are based on the employees’ years of service and compensation over defined periods of employment.
In April 2012, we announced a voluntary early retirement program (“VERP”) to eligible employees. The offering period for participation in the VERP ended during the third quarter of fiscal 2012. In connection with the VERP, we were required to re-measure the liability for our Qualified Plan as of June 30, 2012. As a result, we incurred a charge and an increase to our pension benefit obligation (“PBO”) in fiscal 2012 of $6.2 million for enhanced retirement benefits under our Qualified Plan.
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

JACK IN THE BOX INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Obligations and funded status — The following table provides a reconciliation of the changes in benefit obligations, plan assets and funded status of our retirement plans as of September 28, 2014 and September 29, 2013 (in thousands):

	Qualified Plan		SERP		Postretirement Health Plans
	2014	2013	2014	2013	2014	2013
Change in benefit obligation:
Obligation at beginning of year	$382,068	$466,097	$64,717	$63,156	$33,243	$37,307
Service cost	7,633	10,210	490	543	—	—
Interest cost	20,196	19,964	3,049	2,664	1,639	1,586
Participant contributions	—	—	—	—	123	131
Actuarial (gain) loss	59,661	(85,578)	5,652	1,773	(6,082)	(4,612)
Benefits paid	(34,662)	(28,625)	(4,175)	(3,419)	(1,456)	(1,331)
Other	—	—	—	—	159	162
Obligation at end of year	$434,896	$382,068	$69,733	$64,717	$27,626	$33,243
Change in plan assets:
Fair value at beginning of year	$336,425	$311,988	$—	$—	$—	$—
Actual return on plan assets	34,549	33,062	—	—	—	—
Participant contributions	—	—	—	—	123	131
Employer contributions	20,000	20,000	4,175	3,419	1,174	1,038
Benefits paid and other	(34,662)	(28,625)	(4,175)	(3,419)	(1,297)	(1,169)
Fair value at end of year	$356,312	$336,425	$—	$—	$—	$—
Funded status at end of year	$(78,584)	$(45,643)	$(69,733)	$(64,717)	$(27,626)	$(33,243)
Amounts recognized on the balance sheet:
Current liabilities	$—	$—	$(4,479)	$(4,392)	$(1,269)	$(1,438)
Noncurrent liabilities	(78,584)	(45,643)	(65,254)	(60,325)	(26,357)	(31,805)
Total liability recognized	$(78,584)	$(45,643)	$(69,733)	$(64,717)	$(27,626)	$(33,243)
Amounts in AOCI not yet reflected in net periodic benefit cost:
Unamortized actuarial loss, net	$114,482	$68,454	$26,425	$21,632	$2,400	$9,024
Unamortized prior service cost	—	—	1,080	1,349	—	—
Total	$114,482	$68,454	$27,505	$22,981	$2,400	$9,024
Other changes in plan assets and benefit obligations recognized in OCI:
Net actuarial (gain) loss	$49,603	$(95,925)	$5,652	$1,773	$(6,082)	$(4,612)
Amortization of actuarial loss	(3,575)	(15,665)	(859)	(2,170)	(542)	(791)
Amortization of prior service cost	—	—	(269)	(269)	—	—
Total recognized in OCI	46,028	(111,590)	4,524	(666)	(6,624)	(5,403)
Net periodic benefit cost and other losses	6,912	23,124	4,667	5,646	2,181	2,377
Total recognized in comprehensive income	$52,940	$(88,466)	$9,191	$4,980	$(4,443)	$(3,026)
Amounts in AOCI expected to be amortized in fiscal 2015 net periodic benefit cost:
Net actuarial loss	$8,278		$1,134		$181
Prior service cost	—		269		—
Total	$8,278		$1,403		$181

Additional year-end pension plan information — The PBO is the actuarial present value of benefits attributable to employee service rendered to date, including the effects of estimated future pay increases. The accumulated benefit obligation (“ABO”) also reflects the actuarial present value of benefits attributable to employee service rendered to date but does not include the effects of estimated future pay increases. Therefore, the ABO as compared to plan assets is an indication of the assets currently available to fund vested and nonvested benefits accrued through the end of the fiscal year. The funded status is measured as the difference between the fair value of a plan’s assets and its PBO.

JACK IN THE BOX INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

As of September 28, 2014 and September 29, 2013, the Qualified Plan’s ABO exceeded the fair value of its plan assets. The SERP is an unfunded plan and, as such, had no plan assets as of September 28, 2014 and September 29, 2013. The following sets forth the PBO, ABO and fair value of plan assets of our pension plans as of the measurement date in each year (in thousands):

	2014	2013
Qualified Plan:
Projected benefit obligation	$434,896	$382,068
Accumulated benefit obligation	$433,010	$377,800
Fair value of plan assets	$356,312	$336,425
SERP:
Projected benefit obligation	$69,733	$64,717
Accumulated benefit obligation	$68,914	$64,385
Fair value of plan assets	$—	$—
Net periodic benefit cost — The components of the fiscal year net periodic benefit cost were as follows (in thousands):

	2014	2013	2012
Qualified Plan:
Service cost	$7,633	$10,210	$9,068
Interest cost	20,196	19,964	19,891
Expected return on plan assets	(24,492)	(22,715)	(20,332)
Actuarial loss	3,575	15,665	11,871
Cost of VERP	—	—	6,167
Net periodic benefit cost	$6,912	$23,124	$26,665
SERP:
Service cost	$490	$543	$466
Interest cost	3,049	2,664	3,056
Actuarial loss	859	2,170	1,140
Amortization of unrecognized prior service cost	269	269	432
Net periodic benefit cost	$4,667	$5,646	$5,094
Postretirement health plans:
Service cost	$—	$—	$61
Interest cost	1,639	1,586	1,617
Actuarial loss	542	791	89
Net periodic benefit cost	$2,181	$2,377	$1,767

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

JACK IN THE BOX INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Assumptions — We determine our actuarial assumptions on an annual basis. In determining the present values of our benefit obligations and net periodic benefit costs as of and for the fiscal years ended September 28, 2014, September 29, 2013 and September 30, 2012, respectively, we used the following weighted-average assumptions:

	2014	2013	2012
Assumptions used to determine benefit obligations (1):
Qualified Plan:
Discount rate	4.60%	5.37%	4.34%
Rate of future pay increases	3.50%	3.50%	3.50%
SERP:
Discount rate	4.36%	4.88%	4.34%
Rate of future pay increases	3.50%	3.50%	3.50%
Postretirement health plans:
Discount rate	4.43%	5.04%	4.34%
Assumptions used to determine net periodic benefit cost:
Qualified Plan (2):
Discount rate	5.37%	4.34%	4.78%
Long-term rate of return on assets	7.25%	7.25%	7.25%
Rate of future pay increases	3.50%	3.50%	3.50%
SERP (3):
Discount rate	4.88%	4.34%	5.60%
Rate of future pay increases	3.50%	3.50%	3.50%
Postretirement health plans (3):
Discount rate	5.04%	4.34%	5.60%
 ____________________________

(1)	Determined as of end of year.

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
The assumed discount rate and expected long-term rate of return on assets have a significant effect on amounts reported for our pension and postretirement plans. A quarter percentage point decrease in the discount rate and long-term rate of return used would have decreased fiscal 2014 earnings before income taxes by $2.1 million and $0.8 million, respectively.
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

JACK IN THE BOX INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For measurement purposes, the weighted-average assumed health care cost trend rates for our postretirement health plans were as follows for each fiscal year:

	2014	2013	2012
Healthcare cost trend rate for next year:
Participants under age 65	8.25%	8.50%	8.50%
Participants age 65 or older	7.75%	8.00%	8.00%
Rate to which the cost trend rate is assumed to decline:
Participants under age 65 (1)	4.50%	4.80% / 4.90%	4.50%
Participants age 65 or older (1)	4.50%	4.80% / 4.90%	4.50%
Year the rate reaches the ultimate trend rate:
Participants under age 65 (1)	2030	2038 / 2045	2029
Participants age 65 or older (1)	2028	2037 / 2045	2027
 ____________________________

(1)	In fiscal 2013, rates and years are stated for the two post retirement health plans sponsored by the Company. In fiscal 2014 and 2012, rates and years were the same for both plans.
The assumed healthcare cost trend rate represents our estimate of the annual rates of change in the costs of the healthcare benefits currently provided by our postretirement plans. The healthcare cost trend rate implicitly considers estimates of healthcare inflation, changes in healthcare utilization and delivery patterns, technological advances and changes in the health status of the plan participants. The healthcare cost trend rate assumption has a significant effect on the amounts reported. For example, a 1.0% change in the assumed healthcare cost trend rate would have the following effect on the 2014 net periodic benefit cost and end of year PBO (in thousands):

	1% Point Increase	1% Point Decrease
Total interest and service cost	$206	$(176)
Postretirement benefit obligation	$3,231	$(2,765)
Plan assets — Our investment philosophy is to (1) protect the corpus of the fund; (2) establish investment objectives that will allow the market value to exceed the present value of the vested and unvested liabilities over time; while (3) obtaining adequate investment returns to protect benefits promised to the participants and their beneficiaries. Our asset allocation strategy utilizes multiple investment managers in order to maximize the plan’s return while minimizing risk. We regularly monitor our asset allocation, and senior financial management and the Finance Committee of the Board of Directors review performance results at least semi-annually. We continually review our target asset allocation for our Qualified Plan and when changes are made, we reallocate our plan assets over a period of time, as deemed appropriate by senior financial management, to achieve our target asset allocation. Our plan asset allocation at the end of fiscal 2014 and target allocations were as follows:

	2014	Target	Minimum	Maximum
Domestic equity	21%	23%	12%	32%
International equity	21	22	12	32
Core fixed funds	34	32	27	37
Real return bonds	3	4	—	10
Alternative investments	4	4	—	10
Real estate	9	7	—	10
High yield	4	4	—	10
Commodities	4	4	—	10
	100%	100%

JACK IN THE BOX INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The fair values of the Qualified Plan’s assets at September 28, 2014 and September 29, 2013 by asset category are as follows (in thousands):

		Total	Quoted Prices in Active Markets for Identical (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Items Measured at Fair Value at September 28, 2014:
Asset Category:
Cash and cash equivalents	(1)	$900	$900	$—	$—
Equity:
U.S	(2)	17,063	17,063	—	—
Commingled	(3)	147,221	147,221	—	—
Fixed income:
Corporate bonds	(4)	13,122	13,122	—	—
Government and mortgage securities	(5)	11,631	11,631	—	—
Other	(6)	121,666	—	121,666	—
Diversified funds	(7)	12,116	12,116	—	—
Real estate	(8)	32,593	—	—	32,593
		$356,312	$202,053	$121,666	$32,593
Items Measured at Fair Value at September 29, 2013:
Asset Category:
Cash and cash equivalents	(1)	$4,344	$4,344	$—	$—
Equity:
U.S.	(2)	26,317	26,317	—	—
Commingled	(3)	159,612	159,612	—	—
Fixed income:
Corporate bonds	(4)	4,017	—	4,017	—
Government and mortgage securities	(5)	9,121	9,121	—	—
Other	(6)	98,654	16,553	82,101	—
Diversified funds	(7)	5,008	5,008	—	—
Real estate	(8)	29,352	—	—	29,352
		$336,425	$220,955	$86,118	$29,352
_________________________

(1)	Cash and cash equivalents are comprised of commercial paper, short-term bills and notes, and short-term investment funds, which are valued at unadjusted quoted market prices.

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

(5)
Government and mortgage securities are comprised of government and municipal bonds, including treasury bills, notes and index linked bonds which are valued using an unadjusted quoted price in an active market or observable, market-based inputs.

(6)
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

(7)	Diversified funds are comprised of exchange-traded commodities futures and treasury bills, which are valued at unadjusted quoted market prices.

(8)	Real estate is investments in a real estate investment trust for purposes of total return. These investments are valued at unit values provided by the investment managers and their consultants.

JACK IN THE BOX INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table presents the changes in Level 3 investments for the Qualified Plan during 2013 and 2014 (in thousands):

Real Estate
Balance at September 30, 2012	$25,785
Actual return on plan assets:
Relating to assets still held at the reporting date	3,831
Relating to assets sold during the period	(6)
Purchases, sales and settlements	(258)
Balance at September 29, 2013	$29,352
Actual return on plan assets:
Relating to assets still held at the reporting date	$3,520
Relating to assets sold during the period	18
Purchases, sales and settlements	(297)
Balance at September 28, 2014	$32,593

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

	Pension Plans	Postretirement Health Plans
Estimated net contributions during fiscal 2015	$24,479	$1,269
Estimated future year benefit payments during fiscal years:
2015	$15,217	$1,269
2016	$15,520	$1,336
2017	$15,874	$1,419
2018	$16,468	$1,537
2019	$17,272	$1,700
2020-2024	$103,929	$9,123
We will continue to evaluate contributions to our Qualified Plan based on changes in pension assets as a result of asset performance in the current market and economic environment. Expected benefit payments are based on the same assumptions used to measure our benefit obligations at September 28, 2014 and include estimated future employee service.
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
Our Amended and Restated 2004 Stock Incentive Plan authorizes the issuance of up to 11,600,000 common shares in connection with the granting of stock options, stock appreciation rights, restricted stock purchase rights, restricted stock bonuses, restricted stock units or performance units to key employees, directors, and other designated employees. As of September 28, 2014, 2,930,660 shares of common stock were available for future issuance under this plan.
There is one other plan under which we can no longer issue awards, although awards outstanding under this plan may still vest and be exercised: the Non-Employee Director Stock Option Plan.
We also maintain a deferred compensation plan for non-management directors under which those who are eligible to receive fees or retainers may choose to defer receipt of their compensation. The deferred amounts are converted to stock equivalents. The plan requires settlement in shares of our common stock based on the number of stock equivalents and dividend equivalents at the time of a participant’s separation from the Board of Directors. This plan provides for the issuance of up to 350,000 shares of common stock in connection with the crediting of stock equivalents. As of September 28, 2014, 143,122 shares of common stock were available for future issuance under this plan.

JACK IN THE BOX INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

We maintain an employee stock purchase plan (“ESPP”) for all eligible employees to purchase shares of common stock at 95% of the fair market value on the date of purchase. Employees may authorize us to withhold up to 15% of their base compensation during any offering period, subject to certain limitations. A maximum of 200,000 shares of common stock may be issued under the plan. As of September 28, 2014, 107,646 shares of common stock were available for future issuance under this plan.
Compensation expense — The components of share-based compensation expense recognized in each year are as follows (in thousands):

	2014	2013	2012
Stock options	$2,660	$5,075	$3,549
Performance share awards	3,923	2,311	897
Nonvested stock awards	310	430	408
Nonvested stock units	3,247	3,356	1,874
Deferred compensation for directors	218	220	155
Total share-based compensation expense	$10,358	$11,392	$6,883
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
The following is a summary of stock option activity for fiscal 2014:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value (in thousands)
Options outstanding at September 29, 2013	2,404,856	$22.59
Granted	215,248	$47.29
Exercised	(1,397,603)	$22.70
Forfeited	(30,059)	$30.88
Expired	(2,872)	$12.82
Options outstanding at September 28, 2014	1,189,570	$26.74	4.26	$46,379
Options exercisable at September 28, 2014	775,174	$21.95	3.62	$33,935
Options exercisable and expected to vest at September 28, 2014	1,189,570	$26.74	4.26	$46,379
The aggregate intrinsic value in the table above is the amount by which the current market price of our stock on September 28, 2014 exceeds the exercise price.

We use a valuation model to determine the fair value of options granted which requires the input of highly subjective assumptions, including the expected volatility of the stock price. The following table presents the weighted-average assumptions used for stock option grants in each year, along with the related weighted-average grant date fair value:

	2014	2013	2012
Risk-free interest rate	2.05%	1.09%	1.98%
Expected dividends yield	—%	—%	—%
Expected stock price volatility	39.18%	42.24%	39.84%
Expected life of options (in years)	6.50	6.50	6.64
Weighted-average grant date fair value	$20.04	$11.84	$7.37
The risk-free interest rate was determined by a yield curve of risk-free rates based on published U.S. Treasury spot rates in effect at the time of grant and has a term equal to the expected life of the related options. The dividend yield assumption is based on the Company’s history and expectations of dividend payouts at the grant date. We declared our first dividend on May 9, 2014. The expected stock price volatility in all years represents an average of the implied volatility and the Company’s historical volatility. The expected life of the options represents the period of time the options are expected to be outstanding and is based on historical trends.

JACK IN THE BOX INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

As of September 28, 2014, there was approximately $3.2 million of total unrecognized compensation cost, net of estimated forfeitures, related to stock options grants which is expected to be recognized over a weighted-average period of 1.4 years. The total intrinsic value of stock options exercised was $42.4 million, $25.9 million and $6.0 million in 2014, 2013 and 2012, respectively.
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
The following is a summary of performance share award activity for fiscal 2014:

	Shares	Weighted- Average Grant Date Fair Value
Performance share awards outstanding at September 29, 2013	325,225	$21.73
Granted	55,668	$47.29
Issued	(50,945)	$21.31
Forfeited	(22,839)	$24.38
Performance adjustments	23,094	$18.67
Performance share awards outstanding at September 28, 2014	330,203	$25.69
Vested and subject to release at September 28, 2014	186,184	$19.33

As of September 28, 2014, there was approximately $5.2 million of total unrecognized compensation cost related to performance-vested stock awards which is expected to be recognized over a weighted-average period of 1.6 years. The weighted-average grant date fair value of awards granted was $47.29, $27.49 and $19.62 in 2014, 2013 and 2012, respectively. The total fair value of awards that vested during 2014, 2013 and 2012 was $3.6 million, $1.0 million and $0.5 million, respectively.
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
The following is a summary of RSA activity for fiscal 2014:

	Shares	Weighted- Average Grant Date Fair Value
Nonvested stock awards outstanding at September 29, 2013	315,815	$14.87
Released	(220,000)	$12.39
Nonvested stock awards outstanding at September 28, 2014	95,815	$20.56
Vested	38,133	$19.79
As of September 28, 2014, there was approximately $0.4 million of total unrecognized compensation cost related to RSAs, which is expected to be recognized over a weighted-average period of 2.7 years. In 2014, 2013 and 2012, the total fair value of RSAs that vested in each year was $0.8 million, $1.2 million and $0.3 million, respectively.
Nonvested stock units — Nonvested restricted stock units (“RSUs”) are generally issued to executives, non-management directors and certain other members of management and employees. Prior to fiscal 2011, RSUs were granted to certain Executive and Senior Vice Presidents pursuant to our share ownership guidelines. These awards vest upon retirement or termination based on years of service. As of September 28, 2014, 60,272 such RSUs were outstanding.

JACK IN THE BOX INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Beginning fiscal 2011, we replaced the ownership share grants with time-vested RSUs for certain Vice Presidents and Officers that vest ratably over 5 years and have a 50% or 100% holding requirement on settled shares, which must be held until termination. As of September 28, 2014, 76,999 such RSUs were outstanding. RSUs issued to non-management directors vest 12 months from the date of grant, or upon termination of board service if the directors elected to defer receipt and totaled 38,699 units as of September 28, 2014. RSUs issued to certain other employees either cliff vest or vest ratably over 3 years and totaled 154,901 units as of September 28, 2014. These awards are amortized to compensation expense over the estimated vesting period based upon the fair value of our common stock on the award date.

The following is a summary of RSU activity for fiscal 2014:

	Shares	Weighted- Average Grant Date Fair Value
Nonvested stock units outstanding at September 29, 2013	383,621	$24.17
Granted	125,728	$49.79
Released	(148,997)	$23.34
Canceled	(29,481)	$30.39
Nonvested stock units outstanding at September 28, 2014	330,871	$33.73
As of September 28, 2014, there was approximately $5.9 million of total unrecognized compensation cost related to RSUs, which is expected to be recognized over a weighted-average period of 2.0 years. The weighted-average grant date fair value of awards granted was $49.79, $28.95 and $22.26 in 2014, 2013 and 2012, respectively. In 2014, 2013 and 2012, the total fair value of RSUs that vested and were released was $3.5 million, $0.9 million and $1.8 million, respectively.
Non-management directors’ deferred compensation — All awards outstanding under our directors’ deferred compensation plan are accounted for as equity-based awards and deferred amounts are converted into stock equivalents at the then-current market price of our common stock. During fiscal 2014, 2013 and 2012, 10,616, 44,714 and 44,713 shares of common stock were issued in connection with director retirements having a fair value of $0.6 million, $1.4 million and $1.0 million, respectively.
The following is a summary of the stock equivalent activity for fiscal 2014:

	Stock Equivalents	Weighted- Average Grant Date Fair Value
Stock equivalents outstanding at September 29, 2013	81,712	$20.34
Deferred directors’ compensation	3,861	$56.33
Dividend equivalents	509	$59.01
Stock distribution	(10,616)	$13.24
Stock equivalents outstanding at September 28, 2014	75,466	$23.44
Employee stock purchase plan — The following is a summary of shares issued pursuant to our ESPP in each year:

	2014	2013	2012
Common stock issued	4,055	7,144	11,087
Fair value of common stock issued	$49.25	$29.71	$21.65

13.     STOCKHOLDERS’ EQUITY
Repurchases of common stock — In November 2012 and August 2013, the Board approved two programs, each of which provide repurchase authorizations for up to $100.0 million expiring November 2014 and November 2015, respectively. These authorizations were fully utilized in fiscal 2014. Additionally, in February 2014 and July 2014, the Board of Directors approved two new programs which provided repurchase authorizations for up to $200.0 million and $100.0 million, respectively, in shares of our common stock, expiring November 2015. During fiscal 2014, we repurchased 5.6 million shares at an aggregate cost of $319.7 million. As of September 28, 2014, there was $117.1 million remaining under the February and July 2014 authorizations.

JACK IN THE BOX INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Dividends — On May 9, 2014, the Board of Directors approved the initiation of a regular quarterly cash dividend. During fiscal 2014, two quarterly cash dividend payments of $0.20 per share were declared totaling $15.9 million. Future dividends are subject to approval by our Board of Directors.

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
The following table reconciles basic weighted-average shares outstanding to diluted weighted-average shares outstanding (in thousands):

	2014	2013	2012
Weighted-average shares outstanding — basic	40,781	43,351	43,999
Effect of potentially dilutive securities:
Stock options	641	957	462
Nonvested stock awards and units	281	371	270
Performance-vested stock awards	270	220	217
Weighted-average shares outstanding — diluted	41,973	44,899	44,948
Excluded from diluted weighted-average shares outstanding:
Antidilutive	153	145	2,753
Performance conditions not satisfied at the end of the period	20	209	358

15.     VARIABLE INTEREST ENTITIES
In January 2011, we formed Jack in the Box Franchise Finance, LLC (“FFE”) for the purpose of operating a franchisee lending program to assist Jack in the Box franchisees in re-imaging their restaurants. We are the sole equity investor in FFE. The lending program was comprised of a $20.0 million commitment from the Company in the form of a capital note and an $80.0 million Senior Secured Revolving Securitization Facility (“FFE Facility”) entered into with a third party. The lending period and the revolving period expired in June 2012. At September 28, 2014 and September 29, 2013, we had no borrowings under the FFE Facility and do not plan to make any further contributions.
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

JACK IN THE BOX INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FFE’s assets consolidated by the Company represent assets that can be used only to settle obligations of the consolidated VIE. Likewise, FFE’s liabilities consolidated by the Company do not represent additional claims on the Company’s general assets; rather they represent claims against the specific assets of FFE. The impact of FFE’s results were not material to the Company’s consolidated statement of earnings or cash flows. The FFE’s balance sheet consisted of the following at September 28, 2014 and September 29, 2013 (in thousands):

	2014	2013
Cash	$—	$250
Other current assets (1)	2,494	2,368
Other assets, net (1)	5,776	8,367
Total assets	$8,270	$10,985

Current liabilities (2)	$2,833	$3,010
Other long-term liabilities (2)	5,367	8,076
Retained earnings	70	(101)
Total liabilities and stockholders’ equity	$8,270	$10,985
  ____________________________
(1)Consists primarily of amounts due from franchisees.
(2)Consists primarily of the capital note contribution from Jack in the Box which is eliminated in consolidation.
The Company’s maximum exposure to loss is equal to its outstanding contributions as of September 28, 2014. This amount represents estimated losses that would be incurred should all franchisees default on their loans without any consideration of recovery. To offset the credit risk associated with the Company’s variable interest in FFE, the Company holds a security interest in the assets of FFE subordinate and junior to all other obligations of FFE.

16.     COMMITMENTS, CONTINGENCIES AND LEGAL MATTERS
Commitments — As of September 28, 2014, we had unconditional purchase obligations during the next five fiscal years as follows (in thousands):

Fiscal Year
2015	$733,000
2016	491,700
2017	430,500
2018	214,000
2019	190,400
Total	$2,059,600
These obligations primarily represent amounts payable under purchase contracts for goods related to restaurant operations.
Legal matters — The Company assesses contingencies, including litigation contingencies, to determine the degree of probability and range of possible loss for potential accrual in its financial statements. An estimated loss contingency is accrued in the financial statements if it is probable that a liability has been incurred and the amount of the loss can be reasonably estimated. Because litigation is inherently unpredictable, assessing contingencies is highly subjective and requires judgments about future events. When evaluating litigation contingencies, we may be unable to provide a meaningful estimate due to a number of factors, including the procedural status of the matter in question, the availability of appellate remedies, insurance coverage related to the claim or claims in question, the presence of complex or novel legal theories, and/or the ongoing discovery and development of information important to the matter.  In addition, damage amounts claimed in litigation against us may be unsupported, exaggerated or unrelated to possible outcomes, and as such are not meaningful indicators of our potential liability or financial exposure. The Company regularly reviews contingencies to determine the adequacy of the accruals and related disclosures. The ultimate amount of loss may differ from these estimates.

JACK IN THE BOX INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Gessele v. Jack in the Box Inc. —  In August 2010, five former employees instituted litigation in federal court in Oregon alleging claims under the federal Fair Labor Standards Act (“FLSA”) and Oregon wage and hour laws.  The plaintiffs alleged that the Company failed to pay non-exempt employees for certain meal breaks and improperly made payroll deductions for shoe purchases and for workers’ compensation expenses.  In April 2014, the district court granted our motion for summary judgment, and dismissed all claims without prejudice to re-filing in state court. In July 2014, the plaintiffs re-filed similar claims, and additional claims relating to timing of final pay and related wage and hour claims involving employees of a franchisee, in Oregon state court. The amended complaint seeks damages of $45.0 million but does not provide a basis for that amount. We have accrued for a single claim for which we believe a loss is both probable and estimable; this accrued loss contingency did not have a material effect on our results of operations. We have not established a loss contingency accrual for those claims as to which we believe liability is not probable or estimable, and we plan to vigorously defend against this lawsuit. Nonetheless, an unfavorable resolution of this matter in excess of our current accrued loss contingencies could have a material adverse effect on our business, results of operations, liquidity or financial condition.
Other legal matters — In addition to the matter described above, the Company is subject to normal and routine litigation brought by former, current or prospective employees, customers, franchisees, vendors, landlords, shareholders or others.  We intend to defend ourselves in any such matters.  Some of these matters may be covered, at least in part, by insurance. Our insurance liability (undiscounted) and reserves are established in part by using independent actuarial estimates of expected losses for reported claims and for estimating claims incurred but not reported. As of September 28, 2014, our estimated liability for general liability and workers’ compensation claims exceeded our self-insurance retention limits by $24.6 million. We expect to be fully covered for these amounts by surety bond issuers or our insurance providers. Although the Company currently believes that the ultimate determination of liability in connection with legal claims pending against it, if any, in excess of amounts already provided for these matters in the consolidated financial statements will not have a material adverse effect on our business, the Company’s annual results of operations, liquidity or financial position, it is possible that our results of operations, liquidity, or financial position could be materially affected in a particular future reporting period by the unfavorable resolution of one or more of these matters or contingencies during such period.
Lease guarantees — In connection with the sale of the distribution business, we have assigned the leases at three of our distribution centers to third parties. Under these agreements, which expire in 2015 and 2017, the Company remains secondarily liable for the lease payments for which we were responsible under the original lease. As of September 28, 2014, the amount remaining under these lease guarantees totaled $2.4 million. We have not recorded a liability for the guarantees as the likelihood of the third party defaulting on the assignment agreements was deemed to be less than probable.
17.     SEGMENT REPORTING
Our principal business consists of developing, operating and franchising our Jack in the Box and Qdoba restaurant concepts, each of which we consider reportable operating segments. Since the beginning of 2012, we have been engaged in restructuring activities related to our internal organization and have now instituted a shared-services model (refer also to Note 9, Impairment, Disposition of Property and Equipment, Restaurant Closing Costs and Restructuring). As a result, in fiscal 2014, our chief operating decision makers, which consist of a collective group of executive leadership, revised the method by which they determine performance and strategy for our segments. This change was made to reflect a shared-services model whereby each brand’s results of operations are assessed separately and do not include costs related to certain corporate functions which support both brands. This segment reporting structure reflects the Company’s current management structure, internal reporting method and financial information used in deciding how to allocate Company resources. Based upon certain quantitative thresholds, each operating segment is considered a reportable segment. This change to our segment reporting did not change our reporting units for goodwill.
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

JACK IN THE BOX INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	2014		2013	2012
	(New)	(Old)
Revenues by Segment:
Jack in the Box restaurant operations	$1,127,243	$1,127,243	$1,179,295	$1,252,028
Qdoba restaurant operations	356,888	356,888	310,572	257,267
Consolidated revenues	$1,484,131	$1,484,131	$1,489,867	$1,509,295
Earnings from Operations by Segment:
Jack in the Box restaurant operations	$235,574	$130,408	$113,864	$96,302
Qdoba restaurant operations	34,287	32,016	24,470	24,717
FFE operations (1)	—	(116)	(129)	(203)
Shared services and unallocated costs	(104,005)	—	—	—
Gains on the sale of company-operated restaurants	(3,548)	—	—	—
Consolidated earnings from operations	162,308	162,308	138,205	120,816
Interest expense, net	15,678	15,678	15,251	18,874
Consolidated earnings from continuing operations and before income taxes	$146,630	$146,630	$122,954	$101,942
Total Expenditures for Long-Lived Assets by Segment (Including Discontinued Operations):
Jack in the Box restaurant operations	$30,858	$38,132	$55,221	$56,378
Qdoba restaurant operations	17,967	22,393	29,469	23,621
Shared services and unallocated costs	11,700	—	—	—
Distribution operations	—	—	—	201
Consolidated expenditures for long-lived assets	$60,525	$60,525	$84,690	$80,200
Total Depreciation Expense by Segment:
Jack in the Box restaurant operations	$66,409	$73,663	$76,191	$79,287
Qdoba restaurant operations	16,992	16,992	15,815	13,309
Shared services and unallocated costs	7,254	—	—	—
Consolidated depreciation expense	$90,655	$90,655	$92,006	$92,596
Interest income and expense, income taxes and total assets are not reported for our segments, in accordance with our method of internal reporting.

18.     SUPPLEMENTAL CONSOLIDATED CASH FLOW INFORMATION
Additional information related to cash flows is as follows (in thousands):

	2014	2013	2012
Cash paid during the year for:
Interest, net of amounts capitalized	$13,754	$12,824	$19,471
Income tax payments	$29,145	$43,365	$35,751
Non cash transactions:
Stock repurchase accrual at fiscal year end	$3,112	$7,288	$—
Dividends accrued at fiscal year end	$68	$—	$—
Increase in property and equipment through accrued purchases at fiscal year end	$10,666	$11,852	$11,940

JACK IN THE BOX INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

19.     SUPPLEMENTAL CONSOLIDATED FINANCIAL STATEMENT INFORMATION (in thousands)

	September 28, 2014	September 29, 2013
Accounts and other receivables, net:
Trade	$35,975	$31,301
Notes receivable	3,574	2,877
Income tax receivable	8,306	1,330
Other	2,955	6,914
Allowances for doubtful accounts	(796)	(673)
	$50,014	$41,749
Prepaid expenses
Prepaid income taxes	$27,956	$13,757
Other	8,358	6,213
	$36,314	$19,970
Other assets, net:
Company-owned life insurance policies	$100,753	$94,704
Deferred rent receivable	41,872	36,732
Deferred tax assets	50,807	88,833
Other	43,866	45,491
	$237,298	$265,760
Accrued liabilities:
Payroll and related taxes	$54,905	$46,970
Sales and property taxes	11,760	11,386
Insurance	34,834	35,209
Advertising	21,452	17,706
Gift card liability	4,064	3,629
Deferred franchise fees	1,464	1,537
Lease commitments related to closed or refranchised locations	10,258	12,737
Other	24,889	24,712
	$163,626	$153,886
Other long-term liabilities:
Pension plans	$143,838	$105,968
Straight-line rent accrual	48,835	50,726
Deferred franchise fees	266	1,143
Other	116,496	128,287
	$309,435	$286,124
Notes receivable consist primarily of temporary financing provided to franchisees to facilitate the closing of certain refranchising transactions.

JACK IN THE BOX INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

20. UNAUDITED QUARTERLY RESULTS OF OPERATIONS (in thousands, except per share data)

	16 Weeks Ended	12 Weeks Ended
Fiscal Year 2014	January 19, 2014	April 13, 2014	July 6, 2014	September 28, 2014
Revenues	$450,081	$340,870	$348,492	$344,687
Earnings from operations	$57,204	$32,879	$43,000	$29,225
Net earnings	$32,286	$15,801	$24,703	$16,160
Net earnings per share:
Basic	$0.76	$0.38	$0.62	$0.41
Diluted	$0.74	$0.37	$0.61	$0.40
	16 Weeks Ended	12 Weeks Ended
Fiscal Year 2013	January 20, 2013	April 14, 2013	July 7, 2013	September 29, 2013
Revenues	$454,335	$347,222	$350,329	$337,981
Earnings from operations	$43,175	$27,447	$30,884	$36,699
Net earnings (losses)	$20,689	$13,291	$(5,656)	$22,828
Net earnings (losses) per share:
Basic	$0.48	$0.30	$(0.13)	$0.53
Diluted	$0.47	$0.29	$(0.12)	$0.51

During the quarter ended September 28, 2014, we recorded an adjustment to decrease tax expense by $2.1 million due to the impact of a change in state tax law enacted July 2013 related to California enterprise zone tax credits. During the quarter ended July 7, 2013, we recorded charges of $22.6 million, or $0.52 and $0.50 per basic and diluted earnings per share, respectively, in connection with the 2013 Qdoba Closures. Refer to Note 2, Discontinued Operations, for additional information.

21. SUBSEQUENT EVENTS

Stock repurchase authorization — On November 13, 2014, the Board of Directors authorized an additional $100 million stock-buyback program that expires in November 2016.

Declaration of dividend — On November 13, 2014, the Board of Directors declared a cash dividend of $0.20 per share, to be paid on December 12, 2014 to shareholders of record as of the close of business on December 1, 2014. Future dividends will be subject to approval by our Board of Directors.