Form 10-Q
period 2015-01-18
JACK IN THE BOX INC /NEW/
filed 2015-02-19
CIK 807882

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
 ____________________________________________________
FORM 10-Q
 _______________________________________________________________________________________
QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended January 18, 2015
Commission File Number: 1-9390

___________________________________________________________________________________
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
Yes  ☐    No  ☑
As of the close of business February 13, 2015, 38,069,087 shares of the registrant’s common stock were outstanding.

JACK IN THE BOX INC. AND SUBSIDIARIES

PART I. FINANCIAL INFORMATION

ITEM 1.        CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JACK IN THE BOX INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Dollars in thousands, except share data)
(Unaudited)

	January 18, 2015	September 28, 2014
ASSETS
Current assets:
Cash and cash equivalents	$8,808	$10,578
Accounts and other receivables, net	43,874	50,014
Inventories	7,602	7,481
Prepaid expenses	37,866	36,314
Deferred income taxes	36,810	36,810
Assets held for sale	5,025	4,766
Other current assets	961	597
Total current assets	140,946	146,560
Property and equipment, at cost	1,511,711	1,519,947
Less accumulated depreciation and amortization	(806,866)	(797,818)
Property and equipment, net	704,845	722,129
Intangible assets, net	15,340	15,604
Goodwill	149,058	149,074
Other assets, net	231,440	237,298
	$1,241,629	$1,270,665
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current maturities of long-term debt	$10,886	$10,871
Accounts payable	18,886	31,810
Accrued liabilities	147,373	163,626
Total current liabilities	177,145	206,307
Long-term debt, net of current maturities	547,718	497,012
Other long-term liabilities	304,576	309,435
Stockholders’ equity:
Preferred stock $0.01 par value, 15,000,000 shares authorized, none issued	—	—
Common stock $0.01 par value, 175,000,000 shares authorized, 80,919,351 and 80,127,387 issued, respectively	809	801
Capital in excess of par value	386,452	356,727
Retained earnings	1,272,908	1,244,897
Accumulated other comprehensive loss	(92,040)	(90,132)
Treasury stock, at cost, 42,878,788 and 41,571,752 shares, respectively	(1,355,939)	(1,254,382)
Total stockholders’ equity	212,190	257,911
	$1,241,629	$1,270,665
See accompanying notes to condensed consolidated financial statements.

JACK IN THE BOX INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS
(Dollars in thousands, except per share data)
(Unaudited)

	Sixteen Weeks Ended
	January 18, 2015	January 19, 2014
Revenues:
Company restaurant sales	$351,896	$338,828
Franchise revenues	116,725	111,253
	468,621	450,081
Operating costs and expenses, net:
Company restaurant costs:
Food and packaging	113,109	108,238
Payroll and employee benefits	95,679	93,816
Occupancy and other	75,031	74,709
Total company restaurant costs	283,819	276,763
Franchise costs	57,141	55,510
Selling, general and administrative expenses	63,095	59,156
Impairment and other charges, net	2,180	1,909
Gains on the sale of company-operated restaurants	(850)	(461)
	405,385	392,877
Earnings from operations	63,236	57,204
Interest expense, net	5,213	4,542
Earnings from continuing operations and before income taxes	58,023	52,662
Income taxes	20,925	19,652
Earnings from continuing operations	37,098	33,010
Losses from discontinued operations, net of income tax benefit	(1,263)	(724)
Net earnings	$35,835	$32,286

Net earnings per share - basic:
Earnings from continuing operations	$0.96	$0.78
Losses from discontinued operations	(0.03)	(0.02)
Net earnings per share (1)	$0.93	$0.76
Net earnings per share - diluted:
Earnings from continuing operations	$0.94	$0.75
Losses from discontinued operations	(0.03)	(0.02)
Net earnings per share (1)	$0.91	$0.74

Weighted-average shares outstanding:
Basic	38,640	42,434
Diluted	39,384	43,838

Cash dividends declared per common share	$0.20	$—
____________________________

(1)	Earnings per share may not add due to rounding.

See accompanying notes to condensed consolidated financial statements.

JACK IN THE BOX INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Dollars in thousands)
(Unaudited)

	Sixteen Weeks Ended
	January 18, 2015	January 19, 2014
Net earnings	$35,835	$32,286
Cash flow hedges:
Net change in fair value of derivatives	(6,758)	(54)
Net loss reclassified to earnings	627	426
	(6,131)	372
Tax effect	2,347	(142)
	(3,784)	230
Unrecognized periodic benefit costs:
Actuarial losses and prior service costs reclassified to earnings	3,035	1,614
Tax effect	(1,162)	(619)
	1,873	995
Other:
Foreign currency translation adjustments	6	7
Tax effect	(3)	(2)
	3	5

Other comprehensive income (loss), net of tax	(1,908)	1,230

Comprehensive income	$33,927	$33,516
See accompanying notes to condensed consolidated financial statements.

JACK IN THE BOX INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in thousands)
(Unaudited)

	Sixteen Weeks Ended
	January 18, 2015	January 19, 2014
Cash flows from operating activities:
Net earnings	$35,835	$32,286
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	27,370	28,454
Deferred finance cost amortization	661	675
Excess tax benefits from share-based compensation arrangements	(14,533)	(5,307)
Deferred income taxes	973	(4,846)
Share-based compensation expense	3,885	3,801
Pension and postretirement expense	5,769	4,233
Gains on cash surrender value of company-owned life insurance	(574)	(3,117)
Gains on the sale of company-operated restaurants	(850)	(461)
Losses on the disposition of property and equipment	1,243	992
Impairment charges and other	215	393
Changes in assets and liabilities, excluding acquisitions and dispositions:
Accounts and other receivables	3,999	1,582
Inventories	(121)	(682)
Prepaid expenses and other current assets	16,683	622
Accounts payable	(4,623)	(5,636)
Accrued liabilities	(20,063)	(16,781)
Pension and postretirement contributions	(6,880)	(6,558)
Other	(1,642)	(5,998)
Cash flows provided by operating activities	47,347	23,652
Cash flows from investing activities:
Purchases of property and equipment	(19,885)	(21,310)
Proceeds from the sale of assets	—	2,105
Proceeds from the sale of company-operated restaurants	1,174	468
Collections on notes receivable	5,050	894
Acquisitions of franchise-operated restaurants	—	(1,750)
Other	22	36
Cash flows used in investing activities	(13,639)	(19,557)
Cash flows from financing activities:
Borrowings on revolving credit facilities	154,000	163,000
Repayments of borrowings on revolving credit facilities	(98,000)	(103,000)
Principal repayments on debt	(5,279)	(10,330)
Dividends paid on common stock	(7,791)	—
Proceeds from issuance of common stock	11,302	17,650
Repurchases of common stock	(104,669)	(84,318)
Excess tax benefits from share-based compensation arrangements	14,533	5,307
Change in book overdraft	423	7,880
Cash flows used in financing activities	(35,481)	(3,811)
Effect of exchange rate changes on cash and cash equivalents	3	5
Net (decrease) increase in cash and cash equivalents	(1,770)	289
Cash and cash equivalents at beginning of period	10,578	9,644
Cash and cash equivalents at end of period	$8,808	$9,933

See accompanying notes to condensed consolidated financial statements.

JACK IN THE BOX INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1.    BASIS OF PRESENTATION
Nature of operations — Founded in 1951, Jack in the Box Inc. (the “Company”) operates and franchises Jack in the Box® quick-service restaurants and Qdoba Mexican Grill® (“Qdoba”) fast-casual restaurants. The following table summarizes the number of restaurants as of the end of each period:

	January 18, 2015	January 19, 2014
Jack in the Box:
Company-operated	431	469
Franchise	1,822	1,785
Total system	2,253	2,254
Qdoba:
Company-operated	311	301
Franchise	330	319
Total system	641	620
References to the Company throughout these Notes to Condensed Consolidated Financial Statements are made using the first person notations of “we,” “us” and “our.”
Basis of presentation — The accompanying condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles and the rules and regulations of the Securities and Exchange Commission (“SEC”). During fiscal 2012, we entered into an agreement to outsource our Jack in the Box distribution business. In the third quarter of fiscal 2013, we closed 62 Qdoba restaurants (the “2013 Qdoba Closures”) as part of a comprehensive Qdoba market performance review. The results of operations for our distribution business and for the 2013 Qdoba Closures are reported as discontinued operations for all periods presented. Refer to Note 2, Discontinued Operations, for additional information. Unless otherwise noted, amounts and disclosures throughout these Notes to Condensed Consolidated Financial Statements relate to our continuing operations. In our opinion, all adjustments considered necessary for a fair presentation of financial condition and results of operations for these interim periods have been included. Operating results for one interim period are not necessarily indicative of the results for any other interim period or for the full year.
These financial statements should be read in conjunction with the consolidated financial statements and related notes contained in our Annual Report on Form 10-K for the fiscal year ended September 28, 2014. The accounting policies used in preparing these condensed consolidated financial statements are the same as those described in our Form 10-K with the exception of new accounting pronouncements adopted in fiscal 2015 which are described below.
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
Reclassifications and adjustments — Certain prior year amounts in the condensed consolidated financial statements have been reclassified to conform to the fiscal 2015 presentation.
Fiscal year — Our fiscal year is 52 or 53 weeks ending the Sunday closest to September 30. Fiscal years 2015 and 2014 include 52 weeks. Our first quarter includes 16 weeks and all other quarters include 12 weeks. All comparisons between 2015 and 2014 refer to the 16-weeks (“quarter”) ended January 18, 2015 and January 19, 2014, respectively, unless otherwise indicated.
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
Effect of new accounting pronouncements — In April 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2014-08, Presentation of Financial Statements (Topic 205) and Property, Plant, and Equipment (Topic 360): Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity, which modifies the definition of discontinued operations to include only disposals of an entity that represent strategic shifts that have or will have a major effect on an entity's operations and financial results. This ASU also expands the disclosure requirements for disposals which meet the definition of a discontinued operation and requires entities to

JACK IN THE BOX INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

disclose information about disposals of individually significant components that do not meet the definition of discontinued operations. The standard is effective prospectively for annual and interim periods beginning after December 15, 2014, with early adoption permitted. We early adopted this standard on September 29, 2014. This pronouncement did not have a material impact on our condensed consolidated financial statements.
In June 2014, the FASB issued ASU No. 2014-12, Accounting for Share-Based Payments when the Terms of an Award Provide That a Performance Target Could Be Achieved after the Requisite Service Period, which requires a reporting entity to treat a performance target that affects vesting and that could be achieved after the requisite service period as a performance condition. This standard is to be applied prospectively for annual and interim periods beginning after December 15, 2015, with early adoption permitted. We early adopted this standard on September 29, 2014. This pronouncement did not have a material impact on our condensed consolidated financial statements.

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
During 2015 and 2014, we recognized operating losses before taxes of $0.1 million and $0.6 million, respectively, including $0.1 million in both years related to our lease commitments, and in 2014, $0.4 million related to insurance settlements. Our liability for lease commitments related to our distribution centers is included in accrued liabilities and other long-term liabilities, and was $0.5 million as of January 18, 2015 and September 28, 2014. The lease commitment balance as of January 18, 2015 relates to one distribution center subleased at a loss.
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
The following is a summary of the results of operations related to the 2013 Qdoba Closures for each period (in thousands):

	Sixteen Weeks Ended
	January 18, 2015	January 19, 2014
Operating loss before income tax benefit	$(1,972)	$(588)
In 2015, the operating loss includes $1.8 million of unfavorable lease commitment adjustments, $0.1 million of ongoing facility related costs and $0.1 million of broker commissions. In 2014, the operating loss includes $0.3 million for asset impairments, $0.3 million of ongoing facility related costs and $0.2 million of broker commissions, partially offset by favorable lease commitment adjustments of $0.3 million. We do not expect the remaining costs to be incurred related to these closures to be material; however, the estimates we make related to our future lease obligations, primarily sublease income, are subject to a high degree of judgment and may differ from actual sublease income due to changes in economic conditions, desirability of the sites and other factors.
Our liability for lease commitments related to the 2013 Qdoba Closures is included in accrued liabilities and other long-term liabilities and changed as follows (in thousands):

	Sixteen Weeks Ended
	January 18, 2015	January 19, 2014
Balance at beginning of period	$5,737	$10,712
Adjustments	1,799	(286)
Cash payments	(2,896)	(3,395)
Balance at end of period	$4,640	$7,031

JACK IN THE BOX INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

In 2015 and 2014, adjustments primarily relate to revisions to certain sublease and cost assumptions due to changes in market conditions as well as charges to terminate three lease agreements in 2015. In 2015, these amounts were partially offset, and in 2014, these amounts were more than offset by favorable adjustments for locations that we have subleased.

3.	SUMMARY OF REFRANCHISINGS, FRANCHISEE DEVELOPMENT AND ACQUISITIONS
Refranchisings and franchisee development — The following is a summary of the number of restaurants sold to franchisees, number of restaurants developed by franchisees and the related gains and fees recognized (dollars in thousands):

	Sixteen Weeks Ended
	January 18, 2015	January 19, 2014
Restaurants sold to Jack in the Box franchisees	1	—
New restaurants opened by franchisees	12	13

Initial franchise fees	$375	$399

Proceeds from the sale of company-operated restaurants (1)	$1,174	$468
Net assets sold (primarily property and equipment)	(489)	—
Goodwill related to the sale of company-operated restaurants	(16)	(9)
Other	181	2
Gains on the sale of company-operated restaurants	$850	$461
____________________________

(1)
Amounts in 2015 and 2014 include additional proceeds recognized upon the extension of the underlying franchise and lease agreements related to restaurants sold in a prior year of $0.1 million and $0.5 million, respectively.

Franchise acquisitions — In 2014, we repurchased four Jack in the Box franchise restaurants in one market. There was no acquisition activity in 2015. We account for the acquisition of franchised restaurants using the acquisition method of accounting for business combinations. The purchase price allocations were based on fair value estimates determined using significant unobservable inputs (Level 3). The goodwill recorded primarily relates to the sales growth potential of the locations acquired and is expected to be deductible for tax purposes. The following table provides detail of the purchase price allocation for the 2014 acquisition (in thousands):

Property and equipment	$1,398
Reacquired franchise rights	96
Goodwill	256
Total consideration	$1,750

JACK IN THE BOX INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

4.	FAIR VALUE MEASUREMENTS
Financial assets and liabilities — The following table presents the financial assets and liabilities measured at fair value on a recurring basis (in thousands):

	Total	Quoted Prices in Active Markets for Identical Assets (3) (Level 1)	Significant Other Observable Inputs (3) (Level 2)	Significant Unobservable Inputs (Level 3)
Fair value measurements as of January 18, 2015:
Non-qualified deferred compensation plan (1)	$(36,084)	$(36,084)	$—	$—
Interest rate swaps (Note 5) (2)	(7,920)	—	(7,920)	—
Total liabilities at fair value	$(44,004)	$(36,084)	$(7,920)	$—
Fair value measurements as of September 28, 2014:
Non-qualified deferred compensation plan (1)	$(35,602)	$(35,602)	$—	$—
Interest rate swaps (Note 5) (2)	(1,789)	—	(1,789)	—
Total liabilities at fair value	$(37,391)	$(35,602)	$(1,789)	$—

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
The fair values of the Company’s debt instruments are based on the amount of future cash flows associated with each instrument discounted using the Company’s borrowing rate. At January 18, 2015, the carrying value of all financial instruments was not materially different from fair value, as the borrowings are prepayable without penalty. The estimated fair values of our capital lease obligations approximated their carrying values as of January 18, 2015.
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
In connection with our impairment reviews performed during 2015 and 2014, no material fair value adjustments were required. Refer to Note 6, Impairment, Disposition of Property and Equipment, Restaurant Closing Costs and Restructuring, for additional information regarding impairment charges.

JACK IN THE BOX INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

5.	DERIVATIVE INSTRUMENTS
Objectives and strategies — We are exposed to interest rate volatility with regard to our variable rate debt. To reduce our exposure to rising interest rates, in August 2010, we entered into two interest rate swap agreements that effectively converted $100.0 million of our variable rate term loan borrowings to a fixed-rate basis from September 2011 through September 2014. In April 2014, we entered into nine forward-starting interest rate swap agreements that effectively convert $300.0 million of our variable rate borrowings to a fixed rate basis from October 2014 through October 2018. These agreements have been designated as cash flow hedges under the terms of the FASB authoritative guidance for derivatives and hedging. To the extent that they are effective in offsetting the variability of the hedged cash flows, changes in the fair values of the derivatives are not included in earnings, but are included in other comprehensive income (“OCI”). These changes in fair value are subsequently reclassified into net earnings as a component of interest expense as the hedged interest payments are made on our term debt.
Financial position — The following derivative instruments were outstanding as of the end of each period (in thousands):

	January 18, 2015		September 28, 2014
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Derivatives designated as hedging instruments:
Interest rate swaps (Note 4)	Accrued liabilities	$(7,920)	Accrued liabilities	$(1,789)
Total derivatives		$(7,920)		$(1,789)
Financial performance — The following is a summary of the OCI activity related to our interest rate swap derivative instruments (in thousands):

	Location of Loss in Income	Sixteen Weeks Ended
		January 18, 2015	January 19, 2014
Loss recognized in OCI	N/A	$(6,758)	$(54)
Loss reclassified from accumulated OCI into net earnings	Interest expense, net	$(627)	$(426)
Amounts reclassified from accumulated OCI into interest expense represent payments made to the counterparties for the effective portions of the interest rate swaps. During the periods presented, our interest rate swaps had no hedge ineffectiveness.

6.	IMPAIRMENT, DISPOSITION OF PROPERTY AND EQUIPMENT, RESTAURANT CLOSING COSTS AND RESTRUCTURING
Impairment and other charges, net in the accompanying condensed consolidated statements of earnings is comprised of the following (in thousands):

	Sixteen Weeks Ended
	January 18, 2015	January 19, 2014
Restaurant impairment charges	$215	$95
Losses on the disposition of property and equipment, net	1,172	952
Restaurant closing costs and other	786	564
Restructuring costs	7	298
	$2,180	$1,909
Impairment charges — When events and circumstances indicate that our long-lived assets might be impaired and their carrying amount is greater than the undiscounted cash flows we expect to generate from such assets, we recognize an impairment loss as the amount by which the carrying value exceeds the fair value of the assets. Impairment charges in both periods include charges for restaurants we intend to or have closed.
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
Restaurant closing costs consist of future lease commitments, net of anticipated sublease rentals and expected ancillary costs, and are included in impairment and other charges, net in the accompanying condensed consolidated statements of earnings. Accrued restaurant closing costs, included in accrued liabilities and other long-term liabilities, changed as follows (in thousands):

	Sixteen Weeks Ended
	January 18, 2015	January 19, 2014
Balance at beginning of period	$13,173	$16,321
Adjustments	875	612
Cash payments	(1,665)	(1,434)
Balance at end of period	$12,383	$15,499
Adjustments in both years primarily relate to revisions to certain sublease and cost assumptions due to changes in market conditions.
Restructuring costs — Since the beginning of 2012, we have been engaged in efforts to improve our cost structure and identify opportunities to reduce general and administrative expenses as well as improve profitability across both brands. Restructuring costs in both years relate to severance costs. We expect to incur additional charges related to our restructuring activities; however, we are unable to make a reasonable estimate at this time.

7.	INCOME TAXES
The income tax provisions reflect tax rates of 36.1% in 2015 and 37.3% in 2014. The major components of the year-over-year change in tax rates were an increase in operating earnings before income taxes, an increase in tax credits, and a decrease in the market performance of insurance products used to fund certain non-qualified retirement plans which are excluded from taxable income. The Company recognized the benefit from the retroactive reenactment of the Work Opportunity Tax Credit for calendar year 2014 during the first quarter of fiscal year 2015. The final annual tax rate cannot be determined until the end of the fiscal year; therefore, the actual 2015 rate could differ from our current estimates.
At January 18, 2015, our gross unrecognized tax benefits associated with uncertain income tax positions were $0.4 million, which if recognized would favorably impact the effective income tax rate. There was no significant change in our gross unrecognized tax benefits from the end of fiscal year 2014. It is reasonably possible that changes to the gross unrecognized tax benefits will be required within the next twelve months due to the possible settlement of a state tax audit.
We file income tax returns in the United States and all state and local jurisdictions in which we operate that impose an income tax. The federal statutes of limitations have not expired for fiscal years 2011 and forward.  The Company’s federal statute of limitations for fiscal year 2009 was extended and remains open. The statutes of limitations for California and Texas, which constitute the Company’s major state tax jurisdictions, have not expired for fiscal years 2010 and forward. However, the Company has a pending appeal for California (related to fiscal years 2001 to 2007) for a specific claim.

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

JACK IN THE BOX INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Net periodic benefit cost — The components of net periodic benefit cost in each period were as follows (in thousands):

	Sixteen Weeks Ended
	January 18, 2015	January 19, 2014
Defined benefit pension plans:
Service cost	$2,544	$2,499
Interest cost	6,983	7,152
Expected return on plan assets	(7,161)	(7,536)
Actuarial loss	2,896	1,364
Amortization of unrecognized prior service costs	83	83
Net periodic benefit cost	$5,345	$3,562
Postretirement healthcare plans:
Interest cost	$368	$504
Actuarial loss	56	167
Net periodic benefit cost	$424	$671
Future cash flows — Our policy is to fund our plans at or above the minimum required by law. As of the date of our last actuarial funding valuation, there was no minimum contribution funding requirement. Details regarding fiscal 2015 contributions are as follows (in thousands):

	Defined Benefit Pension Plans	Postretirement Healthcare Plans
Net year-to-date contributions	$6,453	$427
Remaining estimated net contributions during fiscal 2015	$18,000	$800
We will continue to evaluate contributions to our qualified defined benefit pension plan based on changes in pension assets as a result of asset performance in the current market and economic environment.

9.	SHARE-BASED COMPENSATION
We offer share-based compensation plans to attract, retain and motivate key officers, employees and non-employee directors to work toward the financial success of the Company. In 2015, we granted the following shares related to our share-based compensation awards:

Stock options	123,042
Performance share awards	40,594
Nonvested stock units	87,081
The components of share-based compensation expense recognized in each period are as follows (in thousands):

	Sixteen Weeks Ended
	January 18, 2015	January 19, 2014
Stock options	$999	$1,289
Performance share awards	1,081	1,497
Nonvested stock awards	61	173
Nonvested stock units	1,744	842
Total share-based compensation expense	$3,885	$3,801

JACK IN THE BOX INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

10.    STOCKHOLDERS’ EQUITY
Repurchases of common stock — In February 2014 and July 2014, the Board of Directors approved two programs, both expiring in November 2015, which provided repurchase authorizations for up to $200.0 million and $100.0 million, respectively, in shares of our common stock. Additionally, in November 2014, the Board of Directors approved another $100.0 million stock buyback program that expires in November 2016. During fiscal 2015, we repurchased 1.31 million shares at an aggregate cost of $101.6 million and fully utilized the February 2014 authorization. As of January 18, 2015, there was $115.5 million remaining under our stock-buyback programs, of which $15.5 million expires in November 2015 and $100.0 million expires in November 2016.
Repurchases of common stock included in our condensed consolidated statements of cash flows for 2015 and 2014, include $3.1 million and $7.3 million, respectively, related to repurchase transactions traded in the prior fiscal year and settled in the subsequent quarter.
Dividends — During the third quarter of fiscal 2014, the Board of Directors approved the initiation of a regular quarterly cash dividend. In fiscal 2015, the Board of Directors declared a cash dividend of $0.20 per share which was paid on December 12, 2014 to shareholders of record as of December 1, 2014 and totaled $7.8 million. Future dividends are subject to approval by our Board of Directors.

11.	AVERAGE SHARES OUTSTANDING
Our basic earnings per share calculation is computed based on the weighted-average number of common shares outstanding. Our diluted earnings per share calculation is computed based on the weighted-average number of common shares outstanding adjusted by the number of additional shares that would have been outstanding had the potentially dilutive common shares been issued. Potentially dilutive common shares include stock options, nonvested stock awards and units, non-management director stock equivalents and shares issuable under our employee stock purchase plan. Performance share awards are included in the average diluted shares outstanding each period if the performance criteria have been met at the end of the respective periods.

The following table reconciles basic weighted-average shares outstanding to diluted weighted-average shares outstanding (in thousands):

	Sixteen Weeks Ended
	January 18, 2015	January 19, 2014
Weighted-average shares outstanding – basic	38,640	42,434
Effect of potentially dilutive securities:
Stock options	397	765
Nonvested stock awards and units	198	372
Performance share awards	149	267
Weighted-average shares outstanding – diluted	39,384	43,838
Excluded from diluted weighted-average shares outstanding:
Antidilutive	60	151
Performance conditions not satisfied at the end of the period	20	52

12.	VARIABLE INTEREST ENTITIES
In January 2011, we formed Jack in the Box Franchise Finance, LLC (“FFE”) for the purpose of operating a franchisee lending program to assist Jack in the Box franchisees in re-imaging their restaurants. We are the sole equity investor in FFE. The lending program was comprised of a $20.0 million commitment from the Company in the form of a capital note and an $80.0 million Senior Secured Revolving Securitization Facility entered into with a third party. The lending period and the revolving period expired in June 2012. At January 18, 2015, we had no borrowings under the FFE Facility and we do not plan to make any further contributions.
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
The FFE’s balance sheet consisted of the following at the end of each period (in thousands):

	January 18, 2015	September 28, 2014
Cash	$—	$—
Other current assets (1)	1,056	2,494
Other assets, net (1)	2,849	5,776
Total assets	$3,905	$8,270

Current liabilities (2)	$1,203	$2,833
Other long-term liabilities (2)	2,574	5,367
Retained earnings	128	70
Total liabilities and stockholders’ equity	$3,905	$8,270
____________________________

(1)	Consists primarily of amounts due from franchisees.

(2)	Consists primarily of the capital note contribution from Jack in the Box which is eliminated in consolidation.
The Company’s maximum exposure to loss is equal to its outstanding contributions as of January 18, 2015. This amount represents estimated losses that would be incurred should all franchisees default on their loans without any consideration of recovery. To offset the credit risk associated with the Company’s variable interest in FFE, the Company holds a security interest in the assets of FFE subordinate and junior to all other obligations of FFE.

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
Gessele v. Jack in the Box Inc. —  In August 2010, five former employees instituted litigation in federal court in Oregon alleging claims under the federal Fair Labor Standards Act and Oregon wage and hour laws.  The plaintiffs alleged that the Company failed to pay non-exempt employees for certain meal breaks and improperly made payroll deductions for shoe purchases and for workers’ compensation expenses.  In April 2014, the district court granted our motion for summary judgment, and dismissed all claims without prejudice to re-filing in state court. In July 2014, the plaintiffs re-filed similar claims, and additional claims relating to timing of final pay and related wage and hour claims involving employees of a franchisee, in Oregon state court. The amended complaint seeks damages of $45.0 million but does not provide a basis for that amount. In fiscal 2012, we accrued for a single claim for which we believe a loss is both probable and estimable; this accrued loss contingency did not have a material effect on our results of operations. We have not established a loss contingency accrual for those claims as to which we believe liability is not probable or estimable, and we plan to vigorously defend against this lawsuit. Nonetheless, an unfavorable resolution of this matter in excess of our current accrued loss contingencies could have a material adverse effect on our business, results of operations, liquidity or financial condition.

JACK IN THE BOX INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Other legal matters — In addition to the matter described above, the Company is subject to normal and routine litigation brought by former, current or prospective employees, customers, franchisees, vendors, landlords, shareholders or others.  We intend to defend ourselves in any such matters.  Some of these matters may be covered, at least in part, by insurance. Our insurance liability (undiscounted) and reserves are established in part by using independent actuarial estimates of expected losses for reported claims and for estimating claims incurred but not reported. As of January 18, 2015, our estimated liability for general liability and workers’ compensation claims exceeded our self-insurance retention limits by $24.6 million. We expect to be fully covered for these amounts by surety bond issuers or our insurance providers. Although the Company currently believes that the ultimate determination of liability in connection with legal claims pending against it, if any, in excess of amounts already provided for these matters in the consolidated financial statements will not have a material adverse effect on our business, the Company’s annual results of operations, liquidity or financial position, it is possible that our results of operations, liquidity, or financial position could be materially affected in a particular future reporting period by the unfavorable resolution of one or more of these matters or contingencies during such period.
Lease guarantees — In connection with the sale of the distribution business, we have assigned the leases at two of our distribution centers to third parties. Under these agreements, which expire in 2015 and 2017, we remain secondarily liable for the lease payments for which we were responsible under the original lease. As of January 18, 2015, the amount remaining under these lease guarantees totaled $1.8 million. We have not recorded a liability for the guarantees as the likelihood of the third party defaulting on the assignment agreements was deemed to be less than probable.

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
We measure and evaluate our segments based on segment revenues and earnings from operations. The reportable segments do not include an allocation of the costs related to shared service functions, such as accounting/finance, human resources, audit services, legal, tax and treasury; nor do they include unallocated costs such as pension expense and share-based compensation. These costs are reflected in the caption “Shared services and unallocated costs,” and therefore, the measure of segment profit or loss is before such items. The following table provides information related to our segments in each period (in thousands):

	Sixteen Weeks Ended
	January 18, 2015	January 19, 2014
Revenues by segment:
Jack in the Box restaurant operations	$351,951	$349,824
Qdoba restaurant operations	116,670	100,257
Consolidated revenues	$468,621	$450,081
Earnings from operations by segment:
Jack in the Box restaurant operations	$80,857	$76,366
Qdoba restaurant operations	14,676	9,606
Shared services and unallocated costs	(33,147)	(29,229)
Gains on the sale of company-operated restaurants	850	461
Consolidated earnings from operations	63,236	57,204
Interest expense, net	5,213	4,542
Consolidated earnings from continuing operations and before income taxes	$58,023	$52,662
Total depreciation expense by segment:
Jack in the Box restaurant operations	$19,615	$20,851
Qdoba restaurant operations	5,280	5,230
Shared services and unallocated costs	2,260	2,139
Consolidated depreciation expense	$27,155	$28,220
Income taxes and total assets are not reported for our segments in accordance with our method of internal reporting.

JACK IN THE BOX INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

The following table provides detail of the change in the balance of goodwill for each of our reportable segments (in thousands):

	Qdoba	Jack in the Box	Total
Balance at September 28, 2014	$100,597	$48,477	$149,074
Disposals	—	(16)	(16)
Balance at January 18, 2015	$100,597	$48,461	$149,058
Refer to Note 3, Summary of Refranchisings, Franchisee Development and Acquisitions, for information regarding the transactions resulting in the changes in goodwill.

15.	SUPPLEMENTAL CONSOLIDATED CASH FLOW INFORMATION (in thousands)

	Sixteen Weeks Ended
	January 18, 2015	January 19, 2014
Cash paid during the year for:
Interest, net of amounts capitalized	$5,115	$5,357
Income tax payments	$152	$16,684
Non-cash transactions:
Increase in dividends accrued at period end	$35	$—
Increase in property and equipment through accrued purchases at period end	$7,829	$8,248

JACK IN THE BOX INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

16.	SUPPLEMENTAL CONSOLIDATED BALANCE SHEET INFORMATION (in thousands)

	January 18, 2015	September 28, 2014
Prepaid expenses:
Prepaid income taxes	$27,322	$27,956
Other	10,544	8,358
	$37,866	$36,314
Other assets, net:
Company-owned life insurance policies	$101,327	$100,753
Deferred tax assets	46,950	50,807
Other	83,163	85,738
	$231,440	$237,298
Accrued liabilities:
Payroll and related taxes	$42,985	$54,905
Sales and property taxes	10,633	11,760
Advertising	15,464	21,452
Insurance	34,417	34,834
Lease commitments related to closed or refranchised locations	9,472	10,258
Other	34,402	30,417
	$147,373	$163,626
Other long-term liabilities:
Pension plans	$139,751	$143,838
Straight-line rent accrual	48,628	48,835
Other	116,197	116,762
	$304,576	$309,435

17.	SUBSEQUENT EVENTS

Declaration of dividend — On February 12, 2015, the Board of Directors approved a cash dividend of $0.20 per share, to be paid on March 19, 2015 to shareholders of record as of the close of business on March 6, 2015. Future dividends will be subject to approval by our Board of Directors.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
GENERAL
All comparisons between 2015 and 2014 refer to the 16-weeks (“quarter”) ended January 18, 2015 and January 19, 2014, respectively, unless otherwise indicated.
For an understanding of the significant factors that influenced our performance during the quarterly periods ended January 18, 2015 and January 19, 2014, our Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) should be read in conjunction with the Condensed Consolidated Financial Statements and related Notes included in this Quarterly Report and our Annual Report on Form 10-K for the fiscal year ended September 28, 2014.
Our MD&A consists of the following sections:

•	Overview — a general description of our business and 2015 highlights.

•	Financial reporting — a discussion of changes in presentation, if any.

•	Results of operations — an analysis of our consolidated statements of earnings for the periods presented in our condensed consolidated financial statements.

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

We have included in our MD&A certain performance metrics that management uses to assess Company performance and which we believe will be useful in analyzing and understanding our results of operations. These metrics include the following:

•
Changes in same-store sales and average unit volumes (“AUVs”) are presented for franchised restaurants and on a system-wide basis, which includes company and franchise restaurants. Franchise sales represent sales at franchise restaurants and are revenues of our franchisees. We do not record franchise sales as revenues; however, our royalty revenues and percentage rent revenues are calculated based on a percentage of franchise sales. We believe franchise and system sales and average unit volume information is useful to investors as a significant indicator of the overall strength of our business. Company, franchise and system changes in same-store sales include the results of all restaurants that have been open more than one year.

•
Company restaurant margin (“restaurant margin”) is defined as Company restaurant sales less expenses incurred directly by our restaurants in generating those sales (food and packaging costs, payroll and employee benefits, and occupancy and other costs). We also present restaurant margin as a percentage of Company restaurant sales.

•	Franchise margin is defined as franchise revenues less franchise costs and is also presented as a percentage of franchise revenues.
Restaurant margin and franchise margin are not measurements determined in accordance with generally accepted accounting principles (“GAAP”) and should not be considered in isolation, or as an alternative, to income from operations, or other similarly titled measures of other companies.
OVERVIEW
As of January 18, 2015, we operated and franchised 2,253 Jack in the Box quick-service restaurants, primarily in the western and southern United States, including one in Guam, and 641 Qdoba Mexican Grill (“Qdoba”) fast-casual restaurants throughout the United States, including four in Canada.
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
The following summarizes the most significant events occurring in the first quarter of fiscal 2015, and certain trends compared to a year ago:

•
Qdoba’s New Pricing Structure — In October 2014, Qdoba restaurants rolled out a new simplified pricing structure system-wide where guests pay a set price per entrée based on the protein chosen and without being charged extra for additional items such as guacamole or queso. This resulted in an increase in the average check.

•
Same-Store Sales Growth — Same-store sales grew 3.9% at company-operated Jack in the Box restaurants driven by increases in all day-parts, with the largest growth coming from breakfast, as well as transaction growth. Qdoba’s same-store sales increase of 12.9% at company-operated restaurants reflects growth primarily driven by our new simplified pricing structure as well as menu innovation, transaction growth, catering and less discounting.

•
Commodity Costs — Commodity costs increased approximately 3.9% and 6.2% at our Jack in the Box and Qdoba restaurants, respectively, in 2015 compared with a year ago. We expect our overall commodity costs to increase approximately 3.0% in fiscal 2015, with higher inflation in the first half of the year. Beef represents the largest portion, or approximately 20%, of the Company’s overall commodity spend. We typically do not enter into fixed price contracts for our beef needs. For the full year, we currently expect beef costs to increase approximately 15-20%.

•
Restaurant Margin Expansion — Our consolidated company-operated restaurant margin increased 100 basis points in 2015 to 19.3%. Jack in the Box’s company-operated restaurant margin improved 30 basis points to 19.4% due primarily to leverage from same-store sales increases and benefits from refranchising activities. Restaurant margins at our Qdoba company-operated restaurants improved 290 basis points to 19.3% primarily reflecting benefits from the new simplified pricing structure and leverage from same-store sales growth.

•
Jack in the Box Franchising Program — Jack in the Box franchisees opened a total of six restaurants year-to-date and we have a signed letter of intent to sell approximately 20 restaurants in one market. Our Jack in the Box system was 81% franchised at the end of the first quarter and we plan to maintain franchise ownership in the Jack in the Box system at a level between 80% to 85%.

•
Qdoba New Unit Growth — Year-to-date, we opened three company-operated locations and six franchised locations. Of the new locations, four were in non-traditional locations such as airports and college campuses. In fiscal 2015, we expect the majority of our franchise new unit development to be in non-traditional locations.

•	Tax Rate — The tax rate was favorably impacted by the retroactive reenactment of the Work Opportunity Tax Credit (“WOTC”) for calendar year 2014 which resulted in higher tax credits in the quarter.

•
Return of Cash to Shareholders — During 2015 we returned cash to shareholders in the form of share repurchases and a cash dividend. We repurchased 1.31 million shares of our common stock at an average price of $77.70 per share, totaling $101.6 million, including the costs of brokerage fees, and declared dividends of $0.20 per share totaling $7.8 million.

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
CONSOLIDATED STATEMENTS OF EARNINGS DATA

	Sixteen Weeks Ended
	January 18, 2015	January 19, 2014
Revenues:
Company restaurant sales	75.1%	75.3%
Franchise revenues	24.9%	24.7%
Total revenues	100.0%	100.0%
Operating costs and expenses, net:
Company restaurant costs:
Food and packaging (1)	32.1%	31.9%
Payroll and employee benefits (1)	27.2%	27.7%
Occupancy and other (1)	21.3%	22.0%
Total company restaurant costs (1)	80.7%	81.7%
Franchise costs (1)	49.0%	49.9%
Selling, general and administrative expenses	13.5%	13.1%
Impairment and other charges, net	0.5%	0.4%
Gains on the sale of company-operated restaurants	(0.2)%	(0.1)%
Earnings from operations	13.5%	12.7%
Income tax rate (2)	36.1%	37.3%
____________________________

(1)	As a percentage of the related sales and/or revenues.

(2)	As a percentage of earnings from continuing operations and before income taxes.

CHANGES IN SAME-STORE SALES

	Sixteen Weeks Ended
	January 18, 2015	January 19, 2014
Jack in the Box:
Company	3.9%	2.1%
Franchise	4.6%	1.8%
System	4.4%	1.9%
Qdoba:
Company	12.9%	2.0%
Franchise	15.1%	2.6%
System	14.0%	2.3%

The following table summarizes the changes in the number and mix of Jack in the Box (“JIB”) and Qdoba company and franchise restaurants:

	January 18, 2015			January 19, 2014
	Company	Franchise	Total	Company	Franchise	Total
Jack in the Box:
Beginning of year	431	1,819	2,250	465	1,786	2,251
New	1	6	7	—	5	5
Refranchised	(1)	1	—	—	—	—
Acquired from franchisees	—	—	—	4	(4)	—
Closed	—	(4)	(4)	—	(2)	(2)
End of period	431	1,822	2,253	469	1,785	2,254
% of JIB system	19%	81%	100%	21%	79%	100%
% of consolidated system	58%	85%	78%	61%	85%	78%
Qdoba:
Beginning of year	310	328	638	296	319	615
New	3	6	9	6	8	14
Closed	(2)	(4)	(6)	(1)	(8)	(9)
End of period	311	330	641	301	319	620
% of Qdoba system	49%	51%	100%	49%	51%	100%
% of consolidated system	42%	15%	22%	39%	15%	22%
Consolidated:
Total system	742	2,152	2,894	770	2,104	2,874
% of consolidated system	26%	74%	100%	27%	73%	100%

Jack in the Box Brand
Company Restaurant Operations
The following table presents Jack in the Box company restaurant sales, costs and margin, and restaurant costs and margin as a percentage of the related sales. Percentages may not add due to rounding (in thousands):

	Sixteen Weeks Ended
	January 18, 2015		January 19, 2014
Company restaurant sales	$241,343		$243,871
Company restaurant costs:
Food and packaging	79,193	32.8%	79,865	32.7%
Payroll and employee benefits	66,743	27.7%	67,482	27.7%
Occupancy and other	48,631	20.2%	49,987	20.5%
Total company restaurant costs	194,567	80.6%	197,334	80.9%
Restaurant margin	$46,776	19.4%	$46,537	19.1%

As we have executed our Jack in the Box refranchising strategy, which includes the sale of restaurants to franchisees, we expect the number of company-operated restaurants and the related sales to decrease while revenues from franchise restaurants increase. As such, Jack in the Box company restaurant sales decreased $2.5 million as compared with the prior year due to a decrease in the average number of company-operated restaurants reducing sales by approximately $19.5 million, partially offset by an increase in AUVs which contributed approximately $17.0 million of additional sales.

Same-store sales at Jack in the Box company-operated restaurants increased 3.9% in 2015 primarily driven by price increases, favorable product mix changes, and an increase in transactions. The following table summarizes the change in company-operated same-store sales:

	Sixteen Weeks Ended
	January 18, 2015	January 19, 2014
Transactions	0.8%	(0.7)%
Average check (1)	3.1%	2.8%
Change in same-store sales	3.9%	2.1%
____________________________

(1)	Includes price increases of approximately 2.1% and 2.6% in 2015 and 2014, respectively.
Food and packaging costs as a percentage of company restaurant sales increased 10 basis points to 32.8% in 2015 from 32.7% in 2014 as increases in commodity costs were nearly offset by the benefit of selling price increases and product mix changes. Commodity costs increased 3.9% in 2015 compared with the prior year. Costs were higher for beef, produce, dairy and eggs, with beef increasing most significantly by 26%. We expect Jack in the Box commodity costs for fiscal 2015 to increase approximately 3.0% - 3.5%.
Payroll and employee benefit costs as a percentage company restaurant sales remained flat at 27.7% in both years. Sales leverage and the benefits of refranchising offset higher wages from minimum wage increases and higher levels of incentive compensation driven by improved operating performance.
As a percentage of company restaurant sales, occupancy and other costs improved to 20.2% from 20.5% a year ago due to sales leverage and the benefits of refranchising. These benefits were partially offset by higher costs for utilities, uniforms, credit card fees and maintenance and repair expenses.

Franchise Operations
The following table reflects the detail of our Jack in the Box franchise revenues and costs in each period and other information we believe is useful in analyzing the change in franchise operations (dollars in thousands):

	Sixteen Weeks Ended
	January 18, 2015	January 19, 2014
Royalties	$40,252	$38,112
Rental income	69,382	66,975
Franchise fees and other	974	866
Total franchise revenues	$110,608	$105,953

Rental expense	$42,140	$41,127
Depreciation and amortization	10,221	10,490
Other franchise support costs	3,627	2,711
Total franchise costs	55,988	54,328
Franchise margin	$54,620	$51,625
Franchise margin as a % of franchise revenues	49.4%	48.7%

Average number of franchise restaurants	1,822	1,785
% increase	2.1%
Franchise restaurant AUV’s	$429	$411
Increase in franchise-operated same-store sales	4.6%	1.8%
Royalties as a percentage of estimated franchise restaurant sales	5.2%	5.2%
Franchise revenues increased $4.7 million, or 4.4%, in 2015 as compared to a year ago, primarily reflecting higher AUV’s resulting in an increase in revenues from royalties and percentage rent. To a lesser extent, an increase in the average number of restaurants also contributed to the increase.

Franchise costs, principally including rents and depreciation on properties leased to Jack in the Box franchisees, increased $1.7 million in the quarter, driven by an increase in the number of franchised restaurants and bad debt expense recorded in the current year of $0.5 million.
Qdoba Brand
Company Restaurant Operations
The following table presents Qdoba company restaurant sales, costs and margin, and restaurant costs and margin as a percentage of the related sales (in thousands):

	Sixteen Weeks Ended
	January 18, 2015		January 19, 2014
Company restaurant sales	$110,553		$94,957
Company restaurant costs:
Food and packaging	33,916	30.7%	28,373	29.9%
Payroll and employee benefits	28,936	26.2%	26,334	27.7%
Occupancy and other	26,400	23.9%	24,722	26.0%
Total company restaurant costs	89,252	80.7%	79,429	83.6%
Restaurant margin	$21,301	19.3%	$15,528	16.4%
Company restaurant sales increased $15.6 million in 2015 as compared with the prior year. The increase in restaurant sales is due primarily to growth in AUVs which added approximately $11.1 million of sales and to a lesser extent an increase in the number of Qdoba company-operated restaurants.
Same-store sales at Qdoba company-operated restaurants increased 12.9% in 2015 primarily driven by the new simplified menu pricing structure. Transaction growth, catering, menu innovation and lower discounting also contributed to the same-store sales increase. The following table summarizes the change in company-operated same-store sales:

	Sixteen Weeks Ended
	January 18, 2015	January 19, 2014
Transactions	1.9%	(2.3)%
Average check (1)	9.8%	3.7%
Catering	1.2%	0.6%
Change in same-store sales	12.9%	2.0%
____________________________

(1)	Includes price increases of approximately 0.6% and 0.4% in 2015 and 2014, respectively.
Food and packaging costs increased 80 basis points to 30.7% of company restaurant sales in 2015 from 29.9% a year ago primarily reflecting a 6.2% increase in commodity costs due to higher costs for beef, cheese and dairy and changes in product mix related to the new pricing structure. These increases were partially offset by selling price increases and the benefit of the new pricing structure which increased average check. We expect Qdoba commodity costs for fiscal 2015 to increase approximately 2.0% - 2.5%.
Payroll and employee benefit costs as a percentage of company restaurant sales improved 150 basis points to 26.2% in 2015 from 27.7% a year ago. Leverage from same-store sales increases and a change in our staffing mix made in the second quarter of last year that utilizes a more variable labor model were partially offset by higher levels of incentive compensation driven by improved operating performance.
Occupancy and other costs improved to 23.9% of company restaurant sales in 2015 compared with 26.0% a year ago, primarily due to sales leverage, partially offset by higher costs for utilities, smallwares, credit card fees and property taxes.

Franchise Operations
The following table reflects the detail of our Qdoba franchise revenues and costs in each period and other information we believe is useful in analyzing the change in franchise operations (dollars in thousands):

	Sixteen Weeks Ended
	January 18, 2015	January 19, 2014
Royalties	$5,577	$4,589
Franchise fees and other	540	711
Total franchise revenues	6,117	5,300

Franchise support costs and other	1,153	1,182
Total franchise costs	$1,153	$1,182
Franchise margin	$4,964	$4,118
Franchise margin as a % of franchise revenues	81.2%	77.7%

Average number of franchise restaurants	331	319
% increase	3.8%
Franchise restaurant AUV’s	$336	$291
Increase in franchise-operated same-store sales	15.1%	2.6%
Royalties as a percentage of estimated franchise restaurant sales	5.0%	4.9%
Franchise revenues increased $0.8 million, or 15.4%, in 2015 as compared to a year ago, primarily reflecting higher AUV’s at Qdoba franchise restaurants. To a lesser extent, an increase in the average number of Qdoba franchise restaurants also contributed to the increase in franchise revenues.
Franchise costs, principally support costs, decreased slightly quarter over quarter.
Selling, general and administrative (“SG&A”) expenses
The following table presents the change in SG&A expenses compared with the prior year (in thousands):

Increase / (Decrease)
Cash surrender value of COLI policies, net	$1,607
Pension and postretirement benefits	1,535
Advertising	846
Employee relocation costs	(885)
Other	836
$3,939
The cash surrender value of our COLI policies, net of changes in our non-qualified deferred compensation obligation supported by these policies, are subject to market fluctuations. The changes in market values had a negative impact of $0.2 million compared with a positive impact of $1.4 million a year ago.
In 2015, pension and postretirement benefits increased, principally driven by the change in discount rates as compared with a year ago.
Advertising costs associated with our Qdoba locations were $1.0 million higher than a year ago due to an increased number of restaurants, and the timing of spending. These increases were partially offset by lower advertising costs related to our Jack in the Box company-operated restaurants due to a decrease in the number of restaurants.

Impairment and other charges, net
Impairment and other charges, net is comprised of the following (in thousands):

	Sixteen Weeks Ended
	January 18, 2015	January 19, 2014
Restaurant impairment charges	$215	$95
Losses on the disposition of property and equipment, net	1,172	952
Costs of closed restaurants (primarily lease obligations) and other	786	564
Restructuring costs	7	298
	$2,180	$1,909
Impairment and other charges, net increased $0.3 million in 2015 versus a year ago primarily due to an increase in charges associated with Jack in the Box restaurants that we have closed or intend to close, partially offset by income of $0.6 million recognized in 2015 related to an eminent domain matter and a reduction in restructuring costs. Restructuring costs were incurred in connection with a comprehensive review of our organizational structure and primarily relate to severance costs. Refer to Note 6, Impairment, Disposition of Property and Equipment, Restaurant Closing Costs and Restructuring, of the notes to the condensed consolidated financial statements for additional information regarding costs associated with closed restaurants.

Gains on the sale of company-operated restaurants

Gains on the sale of company-operated restaurants were $0.9 million and $0.5 million, in 2015 and 2014, respectively. We sold one Jack in the Box restaurant in 2015 and none in 2014. Gains are impacted by the number of restaurants sold and changes in average gains recognized, which relate to the specific sales and cash flows of those restaurants. In 2015 and 2014, gains on the sale of company operated restaurants include additional gains of $0.1 million and $0.5 million, respectively, recognized upon the extension of the underlying franchise and lease agreements related to Jack in the Box restaurants sold in previous years.
Interest Expense, Net
Interest expense, net is comprised of the following (in thousands):

	Sixteen Weeks Ended
	January 18, 2015	January 19, 2014
Interest expense	$5,404	$4,739
Interest income	(191)	(197)
Interest expense, net	$5,213	$4,542
Interest expense, net increased $0.7 million in 2015 versus 2014 driven by higher average borrowings partially offset by lower interest rates.
Income Taxes
The tax rate in 2015 was 36.1%, compared with 37.3% a year ago. The major components of the year-over-year change in tax rates were an increase in operating earnings before income taxes, an increase in tax credits due to the retroactive reenactment of the Work Opportunity Tax Credit for calendar year 2014, and a decrease in the market performance of insurance products used to fund certain non-qualified retirement plans which are excluded from taxable income.  We expect the fiscal year tax rate to be approximately 37.0%. The annual tax rate cannot be determined until the end of the fiscal year; therefore, the actual rate could differ from our current estimates.
Earnings from Continuing Operations
Earnings from continuing operations were $37.1 million, or $0.94 per diluted share in 2015, versus $33.0 million, or $0.75 per diluted share, last year.
Losses from Discontinued Operations, Net
As described in Note 2, Discontinued Operations, in the notes to the condensed consolidated financial statements, the results of operations from our distribution business and the 2013 Qdoba Closures have been reported as discontinued operations for all periods presented.

Losses from discontinued operations, net of tax are as follows for each discontinued operation (in thousands):

	Sixteen Weeks Ended
	January 18, 2015	January 19, 2014
Distribution business	$(36)	$(357)
2013 Qdoba Closures	(1,227)	(367)
	$(1,263)	$(724)
In both years, losses from discontinued operations related to our distribution business include lease commitment charges in addition to insurance settlement costs in 2014. In 2015 and 2014, the loss from discontinued operations related to the 2013 Qdoba Closures primarily includes unfavorable lease commitment adjustments, ongoing facility costs and broker commissions.
Losses from discontinued operations reduced diluted earnings per share by the following in each period (earnings per share may not add due to rounding):

	Sixteen Weeks Ended
	January 18, 2015	January 19, 2014
Distribution business	$—	$(0.01)
2013 Qdoba Closures	(0.03)	(0.01)
	$(0.03)	$(0.02)

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
Cash Flows
The table below summarizes our cash flows from operating, investing and financing activities (in thousands):

	Sixteen Weeks Ended
	January 18, 2015	January 19, 2014
Total cash provided by (used in):
Operating activities	$47,347	$23,652
Investing activities	(13,639)	(19,557)
Financing activities	(35,481)	(3,811)
Effect of exchange rate changes	3	5
Net (decrease) increase in cash and cash equivalents	$(1,770)	$289
Operating Activities. Operating cash flows increased $23.7 million compared with a year ago due primarily to a decrease in prepayments for advertising compared to the same period a year ago, a decrease in payments for income taxes, and an increase in net earnings in fiscal 2015.
Investing Activities. Cash used in investing activities decreased $5.9 million compared with a year ago due primarily to an increase in collections on notes receivable and a decrease in cash used to purchase property and equipment and franchise-operated restaurants, partially offset by a decrease in proceeds from the sale of assets held for sale and leaseback.

Capital Expenditures — The composition of capital expenditures in each period follows (in thousands):

	Sixteen Weeks Ended
	January 18, 2015	January 19, 2014
Jack in the Box:
New restaurants	$2,771	$482
Restaurant facility expenditures	6,135	9,861
Other, including information technology	1,959	909
	10,865	11,252
Qdoba:
New restaurants	4,173	6,908
Restaurant facility expenditures	1,772	2,165
	5,945	9,073
Shared Services:
Information technology	1,765	845
Other, including facility improvements	1,310	140
	3,075	985

Consolidated capital expenditures	$19,885	$21,310
Our capital expenditure program includes, among other things, investments in new locations, restaurant remodeling, new equipment and information technology enhancements. Capital expenditures decreased compared to a year ago as a result of a decrease in spending related to building new Qdoba restaurants, remodels, and exterior re-images at our Jack in the Box restaurants, partially offset by an increase in spending related to new Jack in the Box restaurants and information technology infrastructure. We expect fiscal 2015 capital expenditures to be approximately $90 -$100 million. In 2015, we plan to open 50-60 Qdoba restaurants, of which approximately half are expected to be company-operated locations with the majority expected to open in the latter half of the fiscal year. Additionally, we plan to open 10-15 Jack in the Box restaurants in fiscal 2015, of which 2 are expected to be company-operated locations.
Sale of Company-Operated Restaurants — In 2015, one Jack in the Box restaurant was sold to a franchisee for which we received $1.2 million in proceeds. No restaurants were sold to franchisees during the 16-weeks ended January 19, 2014. As of January 18, 2015, we classified as assets held for sale $1.3 million relating to Jack in the Box operating restaurant properties that we expect to sell to a franchisee during the next 12 months and for which we have a signed letter of intent.
Assets Held for Sale and Leaseback — We use sale and leaseback financing to lower the initial cash investment in our restaurants to the cost of the equipment, whenever possible. There was no sale and leaseback activity in 2015. The following table summarizes the cash flow activity related to sale and leaseback transactions in 2014 (dollars in thousands):

Number of restaurants sold and leased back	1

Proceeds from sale and leaseback transactions	$1,807
Purchases of assets intended for sale and leaseback	$—
As of January 18, 2015, we had investments of $3.5 million in two operating restaurant properties that we expect to sell and leaseback during the next 12 months.
Acquisition of Franchise-Operated Restaurants —There was no repurchase activity in 2015. The following table details franchise-operated restaurant acquisition activity in 2014 (dollars in thousands):

Number of Jack in the Box restaurants acquired from a franchisee in one market	4
Cash used to acquire franchise-operated restaurants	$1,750
The purchase price was primarily allocated to property and equipment, goodwill and reacquired franchise rights. For additional information, refer to Note 3, Summary of Refranchisings, Franchisee Development and Acquisitions, of the notes to the condensed consolidated financial statements.

Financing Activities. Cash flows used in financing activities increased $31.7 million compared with a year ago primarily due to an increase in cash used to repurchase shares of our common stock and to pay dividends, and decreases in borrowings made under our revolving credit facility and proceeds from the issuance of our common stock, partially offset by an increase in excess tax benefits from share based compensation arrangements and a decrease in payments made on our revolving credit facility and term loan.
Credit Facility — Our credit facility is comprised of (i) a $600.0 million revolving credit facility and (ii) a $200.0 million term loan facility. The interest rate on the new credit facility is based on the Company’s leverage ratio and can range from London Interbank Offered Rate (“LIBOR”) plus 1.25% to 2.00% with no floor. The current interest rate is LIBOR plus 1.75%. As part of the credit agreement, we may request the issuance of up to $75.0 million in letters of credit, the outstanding amount of which reduces our net borrowing capacity under the agreement.
The revolving credit facility and the term loan facility both have maturity dates of March 19, 2019. The term loan requires amortization in the form of quarterly installments of $2.5 million from June 2014 through March 2016, $3.75 million from June 2016 through March 2018, and $5.0 million from June through December 2018 with the remainder due at the maturity date. We are required to make certain mandatory prepayments under certain circumstances and we have the option to make certain prepayments without premium or penalty. The credit facility includes events of default (and related remedies, including acceleration and increased interest rates following an event of default) that are customary for facilities and transactions of this type.
As of January 18, 2015, we had $192.5 million outstanding under the term loan, borrowings under the revolving credit facility of $362.0 million and letters of credit outstanding of $22.2 million.
We are subject to a number of customary covenants under our credit facility, including limitations on additional borrowings, acquisitions, loans to franchisees, capital expenditures, lease commitments, stock repurchases, dividend payments and requirements to maintain certain financial ratios defined in our credit agreement. We were in compliance with all covenants as of January 18, 2015.
Interest Rate Swaps — To reduce our exposure to rising interest rates, in April 2014, we entered into nine forward-starting interest rate swap agreements that effectively convert $300.0 million of our variable rate borrowings to a fixed rate basis from October 2014 through October 2018. For additional information, refer to Note 5, Derivative Instruments, of the notes to the condensed consolidated financial statements.
Repurchases of Common Stock — In February 2014 and July 2014, the Board of Directors approved two programs, both expiring in November 2015, which provided repurchase authorizations for up to $200.0 million and $100.0 million, respectively, in shares of our common stock. Additionally, in November 2014, the Board of Directors approved another $100.0 million stock buyback program that expires in November 2016. During fiscal 2015, we repurchased 1.31 million shares at an aggregate cost of $101.6 million and fully utilized the February 2014 authorization. As of January 18, 2015, there was $115.5 million remaining under two stock-buyback programs, of which $15.5 million expires in November 2015 and $100.0 million expires in November 2016.
Repurchases of common stock included in our condensed consolidated statements of cash flows for 2015 and 2014, include $3.1 million and $7.3 million, respectively, related to repurchase transactions traded in the prior fiscal year and settled in the subsequent quarter.
Dividend — In fiscal 2015, the Board of Directors declared a cash dividend of $0.20 per share that was paid on December 12, 2014 to shareholders of record as of December 1, 2014 and totaled $7.8 million. Future dividends will be subject to approval by our Board of Directors.
Off-Balance Sheet Arrangements
We are not a party to any off-balance sheet arrangements that have, or are reasonably likely to have, a current or future material effect on our financial condition, changes in financial condition, results of operations, liquidity, capital expenditures or capital resources.
DISCUSSION OF CRITICAL ACCOUNTING ESTIMATES
Critical accounting estimates are those the Company believes are most important for the portrayal of the Company’s financial condition and results and that require management’s most subjective and complex judgments. Judgments and uncertainties regarding the application of these policies may result in materially different amounts being reported under various conditions or using different assumptions. There have been no material changes to the critical accounting estimates previously disclosed in the Company’s Annual Report on Form 10-K for the fiscal year ended September 28, 2014.

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

•
The success of our business strategy depends on the value and relevance of our brands. Multi-unit food service businesses such as ours can be materially and adversely affected by widespread negative publicity of any type, particularly regarding food quality or public health issues. Negative publicity regarding our brands or the restaurant industry in general could cause a decline in system restaurant sales and could have a material adverse effect on our financial condition and results of operations.

•	We are reliant on third party suppliers and distributors, and any shortages or interruptions in supply could adversely affect the availability, quality and cost of ingredients.

•	Our business can be materially and adversely affected by severe weather conditions or natural disasters, which can result in lost restaurant sales, supply chain interruptions and increased costs.

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

•
The restaurant and take-away food industry is highly competitive with respect to price, service, location, brand identification and menu quality and innovation. We cannot assure that we will be able to effectively respond to aggressive competitors (including competitors with significantly greater financial resources); or that our competitive strategies will increase our same-store sales and AUVs; or that our new products, service initiatives, overall strategies or execution of those strategies will be successful.

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

•
A material failure or interruption of service or a breach in security of our information technology systems or databases could cause reduced efficiency in operations, loss or misappropriation of data or business interruptions, which in turn could affect cash flows or our operating results. In addition, the costs of information security, regulatory compliance, investment in technology and risk mitigation measures may negatively affect our margins or financial results.

•
We maintain a documented system of internal controls, which is reviewed and monitored by an Internal Controls Committee and tested by the Company’s full-time internal audit department. Any failures in the effectiveness of our internal controls could have a material adverse effect on our operating results or cause us to fail to meet our reporting obligations.

•
We are subject to risks of owning, operating and leasing property, including but not limited to environmental risks, which could result in the imposition of severe penalties or restrictions on operations by governmental agencies or courts of law, which could adversely affect operations.

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

These and other factors are identified and described in more detail in our filings with the Securities and Exchange Commission, including, but not limited to: the “Discussion of Critical Accounting Estimates” and other sections in this Form 10-Q and the “Risk Factors” section of our most recent Annual Report on Form 10-K for the fiscal year ended September 28, 2014 (“Form 10-K”). These documents may be read free of charge on the SEC’s website at www.sec.gov. Potential investors are urged to consider these factors, more fully described in our Form 10-K, carefully in evaluating any forward-looking statements, and are cautioned not to place undue reliance on the forward-looking statements. All forward-looking statements are made only as of the date issued, and we do not undertake any obligation to update any forward-looking statements.

ITEM 3.        QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Our primary exposure to risks relating to our financial instruments is changes in interest rates. Our credit facility, which is comprised of a revolving credit facility and a term loan, bears interest at an annual rate equal to the prime rate of LIBOR plus an applicable margin based on a financial leverage ratio. As of January 18, 2015, the applicable margin for the LIBOR-based revolving loans and term loan was set at 1.75%.
We use interest rate swap agreements to reduce exposure to interest rate fluctuations. In April 2014, we entered into nine forward-starting interest rate swap agreements that effectively convert $300.0 million of our variable rate borrowings to a fixed rate basis from October 2014 through October 2018. Based on the applicable margin in effect as of January 18, 2015, these nine interest rate swaps would yield average fixed rates of 2.60%, 3.13%, 3.80% and 4.28% in years one through four, respectively.
A hypothetical 100 basis point increase in short-term interest rates, based on the outstanding unhedged balance of our revolving credit facility and term loan at January 18, 2015, would result in an estimated increase of $2.5 million in annual interest expense.
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
ITEM 4.        CONTROLS AND PROCEDURES
Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures
Based on an evaluation of the Company’s disclosure controls and procedures (as defined in Rules 13a - 15 and 15d - 15 of the Securities Exchange Act of 1934, as amended), as of the end of the Company’s quarter ended January 18, 2015, the Company’s Chief Executive Officer and Chief Financial Officer (its principal executive officer and principal financial officer, respectively) have concluded that the Company’s disclosure controls and procedures were effective.

Changes in Internal Control over Financial Reporting
There have been no changes in the Company’s internal control over financial reporting that occurred during the Company’s fiscal quarter ended January 18, 2015 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.
PART II. OTHER INFORMATION
There is no information required to be reported for any items under Part II, except as follows:

ITEM 1.        LEGAL PROCEEDINGS
See Note 13, Contingencies and Legal Matters, of the notes to the unaudited condensed consolidated financial statements for a discussion of our contingencies and legal matters.

ITEM 1A.    RISK FACTORS
When evaluating our business and our prospects, you should consider the risks and uncertainties described under Item 1A of Part I of our Annual Report on Form 10-K for the fiscal year ended September 28, 2014, which we filed with the SEC on November 20, 2014. You should also consider the risks and uncertainties discussed under the heading “Cautionary Statements Regarding Forward-Looking Statements” in Item 2 of this Quarterly Report on Form 10-Q. You should also refer to the other information set forth in this Quarterly Report and in our Annual Report on Form 10-K for the fiscal year ended September 28, 2014, including our financial statements and the related notes. There have been no material changes from the risk factors as previously disclosed in our Annual Report on Form 10-K for the fiscal year ended September 28, 2014. These risks and uncertainties are not the only ones we face. Additional risks and uncertainties not presently known to us or that we currently consider immaterial may also impair our business operations. If any of the risks or uncertainties actually occurs, our business and financial results could be harmed. In that case, the market price of our common stock could decline.

ITEM 2.        UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Our credit agreement provides for the potential payment of cash dividends and stock repurchases, subject to certain limitations based on our leverage ratio as defined in our credit agreement.
Stock Repurchases — In February 2014 and July 2014, the Board of Directors approved two programs, both expiring in November 2015, which provided repurchase authorizations for up to $200.0 million and $100.0 million, respectively, in shares of our common stock. Additionally, in November 2014, the Board of Directors approved an additional $100.0 million stock buyback program that expires in November 2016. During fiscal 2015, we repurchased 1.31 million shares at an aggregate cost of $101.6 million and fully utilized the February 2014 authorization. As of January 18, 2015, there was $115.5 million remaining under two stock-buyback programs, of which $15.5 million expires in November 2015 and $100.0 million expires in November 2016.
The following table summarizes shares repurchased during the quarter ended January 18, 2015. The average price paid per share in column (b) below does not include the cost of brokerage fees.

	(a) Total number of shares purchased	(b) Average price paid per share	(c) Total number of shares purchased as part of publicly announced programs	(d) Maximum dollar value that may yet be purchased under these programs
				$217,077,119
September 29, 2014 - October 26, 2014	24,039	$64.75	24,039	$215,520,078
October 27, 2014 - November 23, 2014	—	$—	—	$215,520,078
November 24, 2014 - December 21, 2014	841,000	$77.15	841,000	$150,614,732
December 22, 2014 - January 18, 2015	441,997	$79.38	441,997	$115,520,148
Total	1,307,036	$77.68	1,307,036
ITEM 4.        MINE SAFETY DISCLOSURES
Not applicable.

ITEM 5.              OTHER INFORMATION
None.
ITEM 6.    EXHIBITS

Number	Description	Form	Filed with SEC
3.1	Restated Certificate of Incorporation, as amended, dated September 21, 2007	10-K	11/20/2009
3.1.1	Certificate of Amendment of Restated Certificate of Incorporation, dated September 21, 2007	8-K	9/24/2007
3.2	Amended and Restated Bylaws, dated August 7, 2013	10-Q	8/8/2013
10.1	Form of Time-Vesting Restricted Stock Unit Award Agreement under the 2004 Stock Incentive Plan	10-Q	Filed herewith
10.2	Form of Stock Option and Performance Share Award Agreement under the 2004 Stock Incentive Plan	10-Q	Filed herewith
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	—	Filed herewith
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	—	Filed herewith
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	—	Filed herewith
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	—	Filed herewith
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

JACK IN THE BOX INC.

By:	/S/ JERRY P. REBEL
Jerry P. Rebel
Executive Vice President and Chief Financial Officer (principal financial officer) (Duly Authorized Signatory)
Date: February 18, 2015