Form 10-Q
period 2015-04-12
JACK IN THE BOX INC /NEW/
filed 2015-05-14
CIK 807882

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
 ____________________________________________________
FORM 10-Q
 _______________________________________________________________________________________
QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended April 12, 2015
Commission File Number: 1-9390

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
Yes  ☐    No  ☑
As of the close of business May 8, 2015, 37,380,529 shares of the registrant’s common stock were outstanding.

JACK IN THE BOX INC. AND SUBSIDIARIES

PART I. FINANCIAL INFORMATION

ITEM 1.        CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JACK IN THE BOX INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Dollars in thousands, except share data)
(Unaudited)

	April 12, 2015	September 28, 2014
ASSETS
Current assets:
Cash and cash equivalents	$10,386	$10,578
Accounts and other receivables, net	69,455	50,014
Inventories	7,335	7,481
Prepaid expenses	29,448	36,314
Deferred income taxes	36,810	36,810
Assets held for sale	10,505	4,766
Other current assets	2,097	597
Total current assets	166,036	146,560
Property and equipment, at cost	1,508,360	1,519,947
Less accumulated depreciation and amortization	(812,898)	(797,818)
Property and equipment, net	695,462	722,129
Intangible assets, net	15,146	15,604
Goodwill	149,042	149,074
Other assets, net	236,717	237,298
	$1,262,403	$1,270,665
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current maturities of long-term debt	$10,898	$10,871
Accounts payable	28,505	31,810
Accrued liabilities	159,633	163,626
Total current liabilities	199,036	206,307
Long-term debt, net of current maturities	592,989	497,012
Other long-term liabilities	307,433	309,435
Stockholders’ equity:
Preferred stock $0.01 par value, 15,000,000 shares authorized, none issued	—	—
Common stock $0.01 par value, 175,000,000 shares authorized, 81,036,074 and 80,127,387 issued, respectively	810	801
Capital in excess of par value	395,087	356,727
Retained earnings	1,288,272	1,244,897
Accumulated other comprehensive loss	(90,285)	(90,132)
Treasury stock, at cost, 43,655,712 and 41,571,752 shares, respectively	(1,430,939)	(1,254,382)
Total stockholders’ equity	162,945	257,911
	$1,262,403	$1,270,665
See accompanying notes to condensed consolidated financial statements.

JACK IN THE BOX INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS
(Dollars in thousands, except per share data)
(Unaudited)

	Quarter		Year-to-date
	April 12, 2015	April 13, 2014	April 12, 2015	April 13, 2014
Revenues:
Company restaurant sales	$268,904	$257,773	$620,800	$596,602
Franchise revenues	89,218	83,097	205,943	194,350
	358,122	340,870	826,743	790,952
Operating costs and expenses, net:
Company restaurant costs:
Food and packaging	84,032	81,422	197,141	189,660
Payroll and employee benefits	73,073	71,616	168,752	165,432
Occupancy and other	56,468	56,998	131,499	131,707
Total company restaurant costs	213,573	210,036	497,392	486,799
Franchise costs	43,059	41,996	100,200	97,507
Selling, general and administrative expenses	52,472	48,660	115,567	107,816
Impairment and other charges, net	2,130	9,056	4,310	10,965
Losses (gains) on the sale of company-operated restaurants	5,020	(1,757)	4,170	(2,218)
	316,254	307,991	721,639	700,869
Earnings from operations	41,868	32,879	105,104	90,083
Interest expense, net	4,220	4,311	9,433	8,853
Earnings from continuing operations and before income taxes	37,648	28,568	95,671	81,230
Income taxes	14,286	10,304	35,211	29,956
Earnings from continuing operations	23,362	18,264	60,460	51,274
Losses from discontinued operations, net of income tax benefit	(357)	(2,463)	(1,620)	(3,187)
Net earnings	$23,005	$15,801	$58,840	$48,087

Net earnings per share - basic:
Earnings from continuing operations	$0.62	$0.44	$1.58	$1.22
Losses from discontinued operations	(0.01)	(0.06)	(0.04)	(0.08)
Net earnings per share (1)	$0.61	$0.38	$1.53	$1.14
Net earnings per share - diluted:
Earnings from continuing operations	$0.61	$0.43	$1.55	$1.18
Losses from discontinued operations	(0.01)	(0.06)	(0.04)	(0.07)
Net earnings per share (1)	$0.60	$0.37	$1.51	$1.11

Weighted-average shares outstanding:
Basic	37,970	41,464	38,353	42,018
Diluted	38,566	42,632	39,039	43,336

Cash dividends declared per common share	$0.20	$—	$0.40	$—
____________________________

(1)	Earnings per share may not add due to rounding.

See accompanying notes to condensed consolidated financial statements.

JACK IN THE BOX INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Dollars in thousands)
(Unaudited)

	Quarter		Year-to-date
	April 12, 2015	April 13, 2014	April 12, 2015	April 13, 2014
Net earnings	$23,005	$15,801	$58,840	$48,087
Cash flow hedges:
Net change in fair value of derivatives	86	(31)	(6,672)	(85)
Net loss reclassified to earnings	468	322	1,095	748
	554	291	(5,577)	663
Tax effect	(212)	(112)	2,135	(254)
	342	179	(3,442)	409
Unrecognized periodic benefit costs:
Actuarial losses and prior service costs reclassified to earnings	2,276	1,210	5,311	2,825
Tax effect	(871)	(464)	(2,033)	(1,084)
	1,405	746	3,278	1,741
Other:
Foreign currency translation adjustments	10	—	16	7
Tax effect	(2)	—	(5)	(3)
	8	—	11	4

Other comprehensive income (loss), net of tax	1,755	925	(153)	2,154

Comprehensive income	$24,760	$16,726	$58,687	$50,241
See accompanying notes to condensed consolidated financial statements.

JACK IN THE BOX INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in thousands)
(Unaudited)

	Year-to-date
	April 12, 2015	April 13, 2014
Cash flows from operating activities:
Net earnings	$58,840	$48,087
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	47,875	49,725
Deferred finance cost amortization	1,155	1,177
Excess tax benefits from share-based compensation arrangements	(17,073)	(12,017)
Deferred income taxes	(2,785)	(384)
Share-based compensation expense	7,367	6,348
Pension and postretirement expense	10,096	7,410
Gains on cash surrender value of company-owned life insurance	(3,635)	(3,428)
Losses (gains) on the sale of company-operated restaurants	4,170	(2,218)
Losses on the disposition of property and equipment	466	594
Impairment charges and other	2,180	8,088
Loss on early retirement of debt	—	789
Changes in assets and liabilities, excluding acquisitions and dispositions:
Accounts and other receivables	(21,841)	(14,274)
Inventories	146	(640)
Prepaid expenses and other current assets	27,181	(8,746)
Accounts payable	(1,459)	1,725
Accrued liabilities	(8,991)	(13,543)
Pension and postretirement contributions	(8,113)	(7,831)
Other	(4,659)	(9,910)
Cash flows provided by operating activities	90,920	50,952
Cash flows from investing activities:
Purchases of property and equipment	(32,959)	(31,196)
Purchases of assets intended for sale and leaseback	(5,355)	(19)
Proceeds from the sale of assets	—	2,105
Proceeds from the sale of company-operated restaurants	2,630	7,842
Collections on notes receivable	5,314	1,774
Acquisitions of franchise-operated restaurants	—	(1,750)
Other	1,786	36
Cash flows used in investing activities	(28,584)	(21,208)
Cash flows from financing activities:
Borrowings on revolving credit facilities	264,000	509,000
Repayments of borrowings on revolving credit facilities	(160,000)	(379,000)
Proceeds from issuance of debt	—	200,000
Principal repayments on debt	(7,996)	(190,549)
Debt issuance costs	—	(3,527)
Dividends paid on common stock	(15,395)	—
Proceeds from issuance of common stock	13,894	22,457
Repurchases of common stock	(174,115)	(205,453)
Excess tax benefits from share-based compensation arrangements	17,073	12,017
Change in book overdraft	—	4,774
Cash flows used in financing activities	(62,539)	(30,281)
Effect of exchange rate changes on cash and cash equivalents	11	5
Net decrease in cash and cash equivalents	(192)	(532)
Cash and cash equivalents at beginning of period	10,578	9,644
Cash and cash equivalents at end of period	$10,386	$9,112

See accompanying notes to condensed consolidated financial statements.

JACK IN THE BOX INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1.    BASIS OF PRESENTATION
Nature of operations — Founded in 1951, Jack in the Box Inc. (the “Company”) operates and franchises Jack in the Box® quick-service restaurants and Qdoba Mexican Grill® (“Qdoba”) fast-casual restaurants. The following table summarizes the number of restaurants as of the end of each period:

	April 12, 2015	April 13, 2014
Jack in the Box:
Company-operated	412	455
Franchise	1,836	1,799
Total system	2,248	2,254
Qdoba:
Company-operated	310	303
Franchise	334	323
Total system	644	626
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
Fiscal year — Our fiscal year is 52 or 53 weeks ending the Sunday closest to September 30. Fiscal years 2015 and 2014 include 52 weeks. Our first quarter includes 16 weeks and all other quarters include 12 weeks. All comparisons between 2015 and 2014 refer to the 12-weeks (“quarter”) and 28-weeks (“year-to-date”) ended April 12, 2015 and April 13, 2014, respectively, unless otherwise indicated.
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
In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers, which provides a comprehensive new revenue recognition model that requires a company to recognize revenue in an amount that reflects the consideration it expects to receive for the transfer of promised goods or services to its customers. The standard also requires additional disclosure regarding the nature, amount, timing and uncertainty of revenue and cash flows arising from contracts with customers. This ASU is effective for annual periods and interim periods beginning after December 15, 2016. The ASU is to be applied retrospectively or using a cumulative effect transition method and early adoption is not permitted. In April 2015, the FASB proposed a deferral of this ASU's effective date by one year, to December 15, 2017. The proposed deferral allows early adoption at the original effective date. We are currently evaluating the effect that this pronouncement will have on our consolidated financial statements and related disclosures.
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
In April 2015, the FASB issued ASU No. 2015-03, Simplifying the Presentation of Debt Issuance Costs, which changes the presentation of debt issuance costs in financial statements. Under this ASU, an entity presents such costs on the balance sheet as a direct deduction from the related debt liability rather than as an asset. This new standard is effective for annual reporting periods beginning after December 15, 2015, including interim periods within that reporting period, with early adoption permitted. We do not plan to adopt this standard early and do not expect that it will have a material impact on our consolidated financial statements or disclosures upon adoption.
In April 2015, the FASB issued ASU 2015-04, Practical Expedient for the Measurement Date of an Employer's Defined Benefit Obligation and Plan Assets, which provides a practical expedient that permits a company to measure defined benefit plan assets and obligations using the month-end date that is closest to the company's fiscal year-end and apply that practical expedient consistently from year to year. The practical expedient should be applied consistently to all plans if the company has more than one plan. This ASU is effective prospectively for financial statements issued for fiscal years beginning after December 15, 2015, and interim periods within those fiscal years, with early adoption permitted. We do not expect this standard to have a material impact our consolidated financial statements upon adoption.

2.	DISCONTINUED OPERATIONS
Distribution business — During fiscal 2012, we entered into an agreement with a third party distribution service provider pursuant to a plan approved by our board of directors to sell our Jack in the Box distribution business. During the first quarter of fiscal 2013, we completed the transition of our distribution centers. The operations and cash flows of the business have been eliminated and in accordance with the provisions of ASC 205, Presentation of Financial Statements, the results are reported as discontinued operations for all periods presented.
We recognized operating losses before taxes of $0.1 million in both periods of 2015, and $0.1 million and $0.7 million in the quarter and year-to-date, respectively, in 2014. Year-to-date, operating losses before taxes include $0.1 million and $0.2 million in 2015 and 2014, respectively, related to our lease commitments, and $0.4 million in 2014 related to insurance settlements.
Our liability for lease commitments related to our distribution centers is included in accrued liabilities and other long-term liabilities, and was $0.3 million and $0.5 million as of April 12, 2015 and September 28, 2014, respectively. The lease commitment balance as of April 12, 2015 relates to one distribution center subleased at a loss.
2013 Qdoba Closures — During the third quarter of fiscal 2013, we closed 62 Qdoba restaurants. The decision to close these restaurants was based on a comprehensive analysis that took into consideration levels of return on investment and other key operating performance metrics. Since the closed locations were not predominantly located near those remaining in operation, we did not expect the majority of cash flows and sales lost from these closures to be recovered. In addition, we did not anticipate any ongoing involvement or significant direct cash flows from the closed stores. Therefore, in accordance with the provisions of ASC 205, Presentation of Financial Statements, the results of operations for these restaurants are reported as discontinued operations for all periods presented. In the quarter and year-to-date periods, we recognized operating losses before income taxes of $0.5 million and $2.5 million, respectively, in 2015, and $3.8 million and $4.4 million, respectively, in 2014.

JACK IN THE BOX INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

In 2015, the year-to-date operating losses include $2.2 million of unfavorable lease commitment adjustments, $0.2 million of ongoing facility related costs and $0.1 million of broker commissions. In 2014, the year-to-date operating losses include $3.0 million of unfavorable lease commitment adjustments, $0.4 million for asset impairments, $0.6 million of ongoing facility related costs and $0.3 million of broker commissions. We do not expect the remaining costs to be incurred related to these closures to be material; however, the estimates we make related to our future lease obligations, primarily sublease income, are subject to a high degree of judgment and may differ from actual sublease income due to changes in economic conditions, desirability of the sites and other factors.
Our liability for lease commitments related to the 2013 Qdoba Closures is included in accrued liabilities and other long-term liabilities and changed as follows in 2015 (in thousands):

Year-to-date
Balance as of September 28, 2014	$5,737
Adjustments	2,185
Cash payments	(4,060)
Balance as of April 12, 2015	$3,862
Adjustments primarily relate to revisions to certain sublease and cost assumptions due to changes in market conditions as well as charges to terminate four lease agreements. These amounts were partially offset by favorable adjustments for locations that we have subleased.

JACK IN THE BOX INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

3.	SUMMARY OF REFRANCHISINGS, FRANCHISEE DEVELOPMENT AND ACQUISITIONS
Refranchisings and franchisee development — The following is a summary of the number of restaurants sold to franchisees, number of restaurants developed by franchisees and the related gains or losses and fees recognized (dollars in thousands):

	Quarter		Year-to-date
	April 12, 2015	April 13, 2014	April 12, 2015	April 13, 2014
Restaurants sold to Jack in the Box franchisees	20	14	21	14
New restaurants opened by franchisees	10	6	22	19

Initial franchise fees	$608	$755	$983	$1,154

Proceeds from the sale of company-operated restaurants (1)	$1,456	$7,374	$2,630	$7,842
Net assets sold (primarily property and equipment)	(1,945)	(2,240)	(2,434)	(2,240)
Goodwill related to the sale of company-operated restaurants	(16)	(120)	(32)	(129)
Other (2)	(4,515)	(142)	(4,334)	(140)
(Losses) gains on the sale of company-operated restaurants	$(5,020)	$4,872	$(4,170)	$5,333

Losses on expected sale of Jack in the box company-operated markets (3)	—	(3,115)	—	(3,115)

Total (losses) gains on the sale of company-operated restaurants	$(5,020)	$1,757	$(4,170)	$2,218
____________________________

(1)
Amounts in 2015 and 2014 include additional proceeds recognized upon the extension of the underlying franchise and lease agreements related to restaurants sold in a prior year of $0.0 million and $0.7 million, respectively, in the quarter, and $0.1 million and $1.2 million, respectively, year-to-date.

(2)
Amounts in 2015 include lease commitment charges related to restaurants closed in connection with the sale of the related market, and charges for operating restaurant leases with lease commitments in excess of our sublease rental income.

(3)	Amounts in 2014 relate to losses on the expected sale of approximately 30 company-operated restaurants in two Jack in the Box markets sold in the fourth quarter of 2014 and the second quarter of 2015.
Franchise acquisitions — In 2015, we acquired six Jack in the Box franchise restaurants in one market, and during 2014 we repurchased four Jack in the Box franchise restaurants in another market. We account for the acquisition of franchised restaurants using the acquisition method of accounting for business combinations. The purchase price allocations were based on fair value estimates determined using significant unobservable inputs (Level 3). Acquisitions were not material to our condensed consolidated financial statements in either year.

JACK IN THE BOX INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

4.	FAIR VALUE MEASUREMENTS
Financial assets and liabilities — The following table presents the financial assets and liabilities measured at fair value on a recurring basis (in thousands):

	Total	Quoted Prices in Active Markets for Identical Assets (3) (Level 1)	Significant Other Observable Inputs (3) (Level 2)	Significant Unobservable Inputs (Level 3)
Fair value measurements as of April 12, 2015:
Non-qualified deferred compensation plan (1)	$(37,701)	$(37,701)	$—	$—
Interest rate swaps (Note 5) (2)	(7,366)	—	(7,366)	—
Total liabilities at fair value	$(45,067)	$(37,701)	$(7,366)	$—
Fair value measurements as of September 28, 2014:
Non-qualified deferred compensation plan (1)	$(35,602)	$(35,602)	$—	$—
Interest rate swaps (Note 5) (2)	(1,789)	—	(1,789)	—
Total liabilities at fair value	$(37,391)	$(35,602)	$(1,789)	$—

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
The fair values of our debt instruments are based on the amount of future cash flows associated with each instrument discounted using our borrowing rate. At April 12, 2015, the carrying value of all financial instruments was not materially different from fair value, as the borrowings are prepayable without penalty. The estimated fair values of our capital lease obligations approximated their carrying values as of April 12, 2015.
Non-financial assets and liabilities — Our non-financial instruments, which primarily consist of property and equipment, goodwill and intangible assets, are reported at carrying value and are not required to be measured at fair value on a recurring basis. However, on a periodic basis (at least annually for goodwill and intangible assets, and semi-annually for property and equipment) or whenever events or changes in circumstances indicate that their carrying value may not be recoverable, non-financial instruments are assessed for impairment. If applicable, the carrying values are written down to fair value.
In connection with our impairment reviews performed during 2015, no material fair value adjustments were required. Refer to Note 6, Impairment and Other Charges, Net for additional information regarding impairment charges.

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
Financial position — The following derivative instruments were outstanding as of the end of each period (in thousands):

	April 12, 2015		September 28, 2014
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Derivatives designated as hedging instruments:
Interest rate swaps (Note 4)	Accrued liabilities	$(7,366)	Accrued liabilities	$(1,789)
Total derivatives		$(7,366)		$(1,789)
Financial performance — The following is a summary of the OCI activity related to our interest rate swap derivative instruments (in thousands):

	Location of Loss in Income	Quarter		Year-to-date
		April 12, 2015	April 13, 2014	April 12, 2015	April 13, 2014
Gain (loss) recognized in OCI	N/A	$86	$(31)	$(6,672)	$(85)
Loss reclassified from accumulated OCI into net earnings	Interest expense, net	$(468)	$(322)	$(1,095)	$(748)
Amounts reclassified from accumulated OCI into interest expense represent payments made to the counterparties for the effective portions of the interest rate swaps. During the periods presented, our interest rate swaps had no hedge ineffectiveness.

6.	IMPAIRMENT AND OTHER CHARGES, NET
Impairment and other charges, net in the accompanying condensed consolidated statements of earnings is comprised of the following (in thousands):

	Quarter		Year-to-date
	April 12, 2015	April 13, 2014	April 12, 2015	April 13, 2014
Accelerated depreciation	$1,387	$487	$2,139	$1,151
Restaurant impairment charges	27	85	41	180
(Gains) losses on the disposition of property and equipment, net	(269)	262	352	550
Costs of closed restaurants (primarily lease obligations) and other	973	731	1,759	1,295
Restructuring costs	12	7,491	19	7,789
	$2,130	$9,056	$4,310	$10,965
Accelerated depreciation — When a long-lived asset will be replaced or otherwise disposed of prior to the end of its estimated useful life, the useful life of the asset is adjusted based on the estimated disposal date and accelerated depreciation is recognized. Accelerated depreciation primarily relates to expenses at our Jack in the Box company restaurants for the replacement of technology and beverage equipment in 2015 and restaurant facility enhancement programs in 2014.
Impairment charges — When events and circumstances indicate that our long-lived assets might be impaired and their carrying amount is greater than the undiscounted cash flows we expect to generate from such assets, we recognize an impairment loss as the amount by which the carrying value exceeds the fair value of the assets. Impairment charges in

JACK IN THE BOX INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

all periods include charges for restaurants we intend to or have closed.
Disposition of property and equipment — Disposal costs primarily relate to gains or losses recognized upon the sale of closed restaurant properties. In 2015, losses on the disposition of property and equipment includes a gain of $0.9 million from the resolution of one eminent domain matter involving a Jack in the Box restaurant.
Costs of closed restaurants — Costs of closed restaurants primarily consists of future lease commitments, net of anticipated sublease rentals and expected ancillary costs. Accrued restaurant closing costs, included in accrued liabilities and other long-term liabilities, changed as follows in 2015 (in thousands):

Year-to-date
Balance as of September 28, 2014	$13,173
Adjustments (1)	1,427
Cash payments	(3,319)
Balance as of April 12, 2015	$11,281
___________________________
(1)    Adjustments relate primarily to revisions to certain sublease and cost assumptions due to changes in market conditions.
Restructuring costs — Since the beginning of 2012, we have been engaged in efforts to improve our cost structure and identify opportunities to reduce general and administrative expenses as well as improve profitability across both brands. The following is a summary of the costs incurred in connection with these activities (in thousands):

	Quarter		Year-to-date
	April 12, 2015	April 13, 2014	April 12, 2015	April 13, 2014
Severance costs	$12	$1,098	$19	$1,396
Other	—	6,393	—	6,393
	$12	$7,491	$19	$7,789
In 2014, other costs represent a $6.4 million impairment charge recognized in the second quarter of fiscal 2014 related to a restaurant software asset we no longer planned to place in service as we integrate certain systems across both of our brands. We may incur additional charges related to our restructuring activities; however, we are unable to make a reasonable estimate at this time.

7.	INCOME TAXES
The income tax provisions reflect tax rates of 37.9% in the quarter and 36.8% year-to-date in 2015, compared with 36.1% and 36.9%, respectively, a year ago. The quarter tax rates reflect the timing of the benefit recognized from the reenactment of the Work Opportunity Tax Credit and the benefit of the market performance of insurance products used to fund certain non-qualified retirement plans which are excluded from taxable income. The final annual tax rate cannot be determined until the end of the fiscal year; therefore, the actual 2015 rate could differ from our current estimates.

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

JACK IN THE BOX INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Net periodic benefit cost — The components of net periodic benefit cost in each period were as follows (in thousands):

	Quarter		Year-to-date
	April 12, 2015	April 13, 2014	April 12, 2015	April 13, 2014
Defined benefit pension plans:
Service cost	$1,908	$1,875	$4,452	$4,374
Interest cost	5,237	5,364	12,220	12,516
Expected return on plan assets	(5,370)	(5,652)	(12,531)	(13,188)
Actuarial loss	2,172	1,024	5,068	2,388
Amortization of unrecognized prior service costs	62	62	145	145
Net periodic benefit cost	$4,009	$2,673	$9,354	$6,235
Postretirement healthcare plans:
Interest cost	$276	$379	$644	$883
Actuarial loss	42	125	98	292
Net periodic benefit cost	$318	$504	$742	$1,175
Future cash flows — Our policy is to fund our plans at or above the minimum required by law. As of the date of our last actuarial funding valuation, there was no minimum contribution funding requirement. Details regarding fiscal 2015 contributions are as follows (in thousands):

	Defined Benefit Pension Plans	Postretirement Healthcare Plans
Net year-to-date contributions	$7,543	$570
Remaining estimated net contributions during fiscal 2015	$17,000	$700
We will continue to evaluate contributions to our qualified defined benefit pension plan based on changes in pension assets as a result of asset performance in the current market and economic environment.

9.	SHARE-BASED COMPENSATION
We offer share-based compensation plans to attract, retain and motivate key officers, employees and non-employee directors to work toward the financial success of the Company. In fiscal 2015, we granted the following shares related to our share-based compensation awards:

Stock options	123,042
Performance share awards	40,594
Nonvested stock units	93,570
The components of share-based compensation expense recognized in each period are as follows (in thousands):

	Quarter		Year-to-date
	April 12, 2015	April 13, 2014	April 12, 2015	April 13, 2014
Stock options	$555	$489	$1,554	$1,778
Performance share awards	991	999	2,072	2,496
Nonvested stock awards	35	45	96	218
Nonvested stock units	1,638	796	3,382	1,638
Deferred compensation for non-management directors	263	218	263	218
Total share-based compensation expense	$3,482	$2,547	$7,367	$6,348

JACK IN THE BOX INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

10.    STOCKHOLDERS’ EQUITY
Repurchases of common stock — In February 2014 and July 2014, the Board of Directors approved two programs, both expiring in November 2015, which provided repurchase authorizations for up to $200.0 million and $100.0 million, respectively, in shares of our common stock. Additionally, in November 2014, the Board of Directors approved another $100.0 million stock buyback program that expires in November 2016. During fiscal 2015, we repurchased 2.08 million shares at an aggregate cost of $176.6 million and fully utilized the February and July 2014 authorizations. As of April 12, 2015, there was $40.5 million remaining under our November 2014 stock-buyback program which expires in November 2016.
Repurchases of common stock included in our condensed consolidated statements of cash flows for 2015 and 2014 include $3.1 million and $7.3 million, respectively, related to repurchase transactions traded in the prior fiscal year and settled in the subsequent quarter. Additionally, these cash flows exclude $5.6 million and $3.9 million related to repurchase transactions traded in the second quarter and settled in the third quarter of 2015 and 2014, respectively.
Dividends — During the third quarter of fiscal 2014, the Board of Directors approved the initiation of a regular quarterly cash dividend. In fiscal 2015, the Board of Directors declared two cash dividends of $0.20 per share each, which were paid to shareholders of record as of December 1, 2014 and March 6, 2015 and totaled $15.5 million. Future dividends are subject to approval by our Board of Directors.

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

The following table reconciles basic weighted-average shares outstanding to diluted weighted-average shares outstanding (in thousands):

	Quarter		Year-to-date
	April 12, 2015	April 13, 2014	April 12, 2015	April 13, 2014
Weighted-average shares outstanding – basic	37,970	41,464	38,353	42,018
Effect of potentially dilutive securities:
Stock options	246	640	337	725
Nonvested stock awards and units	190	243	195	318
Performance share awards	160	285	154	275
Weighted-average shares outstanding – diluted	38,566	42,632	39,039	43,336
Excluded from diluted weighted-average shares outstanding:
Antidilutive	—	185	78	152
Performance conditions not satisfied at the end of the period	6	20	14	30

12.	VARIABLE INTEREST ENTITIES
In January 2011, we formed Jack in the Box Franchise Finance, LLC (“FFE”) for the purpose of operating a franchisee lending program to assist Jack in the Box franchisees in re-imaging their restaurants. We are the sole equity investor in FFE. The lending program was comprised of a $20.0 million commitment from the Company in the form of a capital note and an $80.0 million Senior Secured Revolving Securitization Facility entered into with a third party. The lending period and the revolving period expired in June 2012. At April 12, 2015, we had no borrowings under the FFE Facility and we do not plan to make any further contributions.
We have determined that FFE is a VIE, and that we are the primary beneficiary. We considered a variety of factors in identifying the primary beneficiary of FFE including, but not limited to, who holds the power to direct matters that most significantly impact FFE’s economic performance (such as determining the underwriting standards and credit management policies), as well as what party has the obligation to absorb the losses of FFE. Based on these considerations, we have

JACK IN THE BOX INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

determined that we are the primary beneficiary and the entity is reflected in the accompanying condensed consolidated financial statements.
FFE’s assets consolidated by us represent assets that can be used only to settle obligations of the consolidated VIE. Likewise, FFE’s liabilities consolidated by us do not represent additional claims on our general assets; rather they represent claims against the specific assets of FFE. The impacts of FFE’s results were not material to our condensed consolidated statements of earnings.
The FFE’s balance sheet consisted of the following at the end of each period (in thousands):

	April 12, 2015	September 28, 2014
Cash	$—	$—
Other current assets (1)	1,072	2,494
Other assets, net (1)	2,539	5,776
Total assets	$3,611	$8,270

Current liabilities (2)	$1,203	$2,833
Other long-term liabilities (2)	2,276	5,367
Retained earnings	132	70
Total liabilities and stockholders’ equity	$3,611	$8,270
____________________________

(1)	Consists primarily of amounts due from franchisees.

(2)	Consists primarily of the capital note contribution from Jack in the Box which is eliminated in consolidation.
In 2015, we received $3.9 million of early prepayments on notes receivable due from franchisees, which increased our cash flows from investing activities in the year-to-date period.
Our maximum exposure to loss is equal to its outstanding contributions as of April 12, 2015. This amount represents estimated losses that would be incurred should all franchisees default on their loans without any consideration of recovery. To offset the credit risk associated with our variable interest in FFE, we hold a security interest in the assets of FFE subordinate and junior to all other obligations of FFE.

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

JACK IN THE BOX INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Other legal matters — In addition to the matter described above, we are subject to normal and routine litigation brought by former, current or prospective employees, customers, franchisees, vendors, landlords, shareholders or others, whether individually, collectively or on behalf of a proposed class. We intend to defend ourselves in any such matters. Some of these matters may be covered, at least in part, by insurance. Our insurance liability (undiscounted) and reserves are established in part by using independent actuarial estimates of expected losses for reported claims and for estimating claims incurred but not reported. As of April 12, 2015, our estimated liability for general liability and workers’ compensation claims exceeded our self-insurance retention limits by $24.6 million. We expect to be fully covered for these amounts by surety bond issuers or our insurance providers. Although we currently believe that the ultimate determination of liability in connection with legal claims pending against it, if any, in excess of amounts already provided for these matters in the consolidated financial statements will not have a material adverse effect on our business, our annual results of operations, liquidity or financial position, it is possible that our results of operations, liquidity, or financial position could be materially affected in a particular future reporting period by the unfavorable resolution of one or more of these matters or contingencies during such period.
Lease guarantees — In connection with the sale of the Jack in the Box distribution business, we have assigned the leases at two of our distribution centers to third parties. Under these agreements, which expire in 2015 and 2017, we remain secondarily liable for the lease payments for which we were responsible under the original lease. As of April 12, 2015, the amount remaining under these lease guarantees totaled $1.5 million. We have not recorded a liability for the guarantees as the likelihood of the third party defaulting on the assignment agreements was deemed to be less than probable.

14.	SEGMENT REPORTING
Our principal business consists of developing, operating and franchising our Jack in the Box and Qdoba restaurant concepts, each of which we consider reportable operating segments. This segment reporting structure reflects our current management structure, internal reporting method and financial information used in deciding how to allocate our resources. Based upon certain quantitative thresholds, each operating segment is considered a reportable segment.
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

	Quarter		Year-to-date
	April 12, 2015	April 13, 2014	April 12, 2015	April 13, 2014
Revenues by segment:
Jack in the Box restaurant operations	$269,444	$260,089	$621,395	$609,912
Qdoba restaurant operations	88,678	80,781	205,348	181,040
Consolidated revenues	$358,122	$340,870	$826,743	$790,952
Earnings from operations by segment:
Jack in the Box restaurant operations	$64,313	$53,617	$145,168	$129,920
Qdoba restaurant operations	8,778	7,105	23,460	16,713
Shared services and unallocated costs	(26,203)	(29,600)	(59,354)	(58,768)
(Losses) gains on the sale of company-operated restaurants	(5,020)	1,757	(4,170)	2,218
Consolidated earnings from operations	41,868	32,879	105,104	90,083
Interest expense, net	4,220	4,311	9,433	8,853
Consolidated earnings from continuing operations and before income taxes	$37,648	$28,568	$95,671	$81,230
Total depreciation expense by segment:
Jack in the Box restaurant operations	$14,699	$15,418	$34,314	$36,269
Qdoba restaurant operations	1,612	3,906	3,872	9,136
Shared services and unallocated costs	4,035	1,785	9,315	3,924
Consolidated depreciation expense	$20,346	$21,109	$47,501	$49,329
Income taxes and total assets are not reported for our segments in accordance with our method of internal reporting.

JACK IN THE BOX INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

The following table provides detail of the change in the balance of goodwill for each of our reportable segments (in thousands):

	Qdoba	Jack in the Box	Total
Balance at September 28, 2014	$100,597	$48,477	$149,074
Disposals	—	(32)	(32)
Balance at April 12, 2015	$100,597	$48,445	$149,042
Refer to Note 3, Summary of Refranchisings, Franchisee Development and Acquisitions, for information regarding the transactions resulting in the changes in goodwill.

15.	SUPPLEMENTAL CONSOLIDATED CASH FLOW INFORMATION (in thousands)

	Year-to-date
	April 12, 2015	April 13, 2014
Cash paid during the year for:
Interest, net of amounts capitalized	$9,166	$9,114
Income tax payments	$1,087	$28,701
Non-cash transactions:
Increase in dividends accrued at period end	$70	$—
Increase in property and equipment through accrued purchases at period end	$5,395	$9,070

JACK IN THE BOX INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

16.	SUPPLEMENTAL CONSOLIDATED BALANCE SHEET INFORMATION (in thousands)

	April 12, 2015	September 28, 2014
Prepaid expenses:
Prepaid income taxes	$13,493	$27,956
Prepaid rent	8,961	178
Other	6,994	8,180
	$29,448	$36,314
Other assets, net:
Company-owned life insurance policies	$104,388	$100,753
Deferred tax assets	48,953	50,807
Other	83,376	85,738
	$236,717	$237,298
Accrued liabilities:
Payroll and related taxes	$49,404	$54,905
Insurance	33,569	34,834
Advertising	17,029	21,452
Deferred rent income	11,044	2,432
Lease commitments related to closed or refranchised locations	10,383	10,258
Sales and property taxes	8,958	11,760
Other	29,246	27,985
	$159,633	$163,626
Other long-term liabilities:
Pension plans	$140,436	$143,838
Straight-line rent accrual	47,052	48,835
Other	119,945	116,762
	$307,433	$309,435

17.	SUBSEQUENT EVENTS

Declaration of dividend — On May 7, 2015, the Board of Directors declared a cash dividend of $0.30 per share, to be paid on June 12, 2015 to shareholders of record as of the close of business on June 1, 2015. Future dividends will be subject to approval by our Board of Directors.

On May 7, 2015, the Board of Directors authorized an additional $100.0 million stock-buyback program that expires in November 2016.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
GENERAL
All comparisons between 2015 and 2014 refer to the 12-weeks (“quarter”) and 28-weeks (“year-to-date”) ended April 12, 2015 and April 13, 2014, respectively, unless otherwise indicated.
For an understanding of the significant factors that influenced our performance during the quarterly periods ended April 12, 2015 and April 13, 2014, our Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) should be read in conjunction with the Condensed Consolidated Financial Statements and related Notes included in this Quarterly Report and our Annual Report on Form 10-K for the fiscal year ended September 28, 2014.
Our MD&A consists of the following sections:

•	Overview — a general description of our business and 2015 highlights.

•	Financial reporting — a discussion of changes in presentation, if any.

•	Results of operations — an analysis of our consolidated statements of earnings for the periods presented in our condensed consolidated financial statements.

•
Liquidity and capital resources — an analysis of our cash flows including capital expenditures, share repurchase activity, dividends, known trends that may impact liquidity and the impact of inflation, if applicable.

•	Discussion of critical accounting estimates — a discussion of accounting policies that require critical judgments and estimates.

•	New accounting pronouncements — a discussion of new accounting pronouncements, dates of implementation and the impact on our consolidated financial position or results of operations.

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

We have included in our MD&A certain performance metrics that management uses to assess Company performance and which we believe will be useful in analyzing and understanding our results of operations. These metrics include the following:

•
Changes in sales at restaurants open more than one year (“same-store sales”) and average unit volumes (“AUVs”) are presented for franchised restaurants and on a system-wide basis, which includes company and franchise restaurants. Franchise sales represent sales at franchise restaurants and are revenues of our franchisees. We do not record franchise sales as revenues; however, our royalty revenues and percentage rent revenues are calculated based on a percentage of franchise sales. We believe franchise and system sales and AUV information is useful to investors as a significant indicator of the overall strength of our business.

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
OVERVIEW
As of April 12, 2015, we operated and franchised 2,248 Jack in the Box quick-service restaurants, primarily in the western and southern United States, including one in Guam, and 644 Qdoba Mexican Grill (“Qdoba”) fast-casual restaurants throughout the United States, including four in Canada.
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

The following summarizes the most significant events occurring in 2015, and certain trends compared to a year ago:

•
Qdoba’s New Pricing Structure — In October 2014, Qdoba restaurants rolled out a new simplified pricing structure system-wide where guests pay a set price per entrée based on the protein chosen and without being charged extra for additional items such as guacamole or queso. This resulted in an increase in the average check.

•
Same-Store Sales Growth — Same-store sales grew 5.3% year-to-date at company-operated Jack in the Box restaurants driven by a combination of average check growth, including price increases, and transaction growth. Qdoba’s year-to-date same-store sales increase of 10.2% at company-operated restaurants was driven primarily by our new simplified pricing structure as well as menu innovation, catering and lower discounting.

•
Commodity Costs — Commodity costs increased approximately 3.3% and 4.4% year-to-date at our Jack in the Box and Qdoba restaurants, respectively, in 2015 compared with a year ago. We expect our overall commodity costs to increase approximately 2.0% in fiscal 2015. Beef represents the largest portion, or approximately 20%, of the Company’s overall commodity spend. We typically do not enter into fixed price contracts for our beef needs. For the full year, we currently expect beef costs to increase approximately 15%.

•
Restaurant Margin Expansion — Our year-to-date consolidated company-operated restaurant margin increased 150 basis points in 2015 to 19.9%. Jack in the Box’s company-operated restaurant margin improved 140 basis points to 20.3% due primarily to leverage from same-store sales increases and benefits from refranchising activities. Company -operated restaurant margins at our Qdoba restaurants improved 190 basis points to 19.1% primarily reflecting benefits from the new simplified pricing structure and leverage from same-store sales growth.

•
Jack in the Box Franchising Program — We essentially completed our Jack in the Box refranchising strategy with the sale of 20 company-operated restaurants in the Southeast. Year-to-date, franchisees opened a total of 11 restaurants. In fiscal 2015, we expect franchisees to open 13-18 Jack in the Box restaurants. Our Jack in the Box system was 82% franchised at the end of the second quarter and we plan to maintain franchise ownership in the Jack in the Box system at a level between 80% to 85%.

•
Qdoba New Unit Growth — Year-to-date, we opened three company-operated restaurants and franchisees opened 11 restaurants. Of the new restaurants, six were in non-traditional locations such as airports and college campuses. In fiscal 2015, we plan to open 50-60 Qdoba restaurants, of which approximately half are expected to be company-operated restaurants. We expect the majority of our franchise new unit development to be in non-traditional locations.

•
Return of Cash to Shareholders — During 2015 we returned cash to shareholders in the form of share repurchases and cash dividends. We repurchased 2.1 million shares of our common stock at an average price of $84.72 per share, totaling $176.6 million, including the costs of brokerage fees, and declared dividends of $0.40 per share totaling $15.5 million.

FINANCIAL REPORTING
The condensed consolidated statements of earnings for all periods presented have been prepared reflecting the results of operations for the 62 Qdoba restaurants we closed in the third quarter of fiscal 2013 (the “2013 Qdoba Closures”) and charges incurred as a result of closing these restaurants as discontinued operations. During fiscal 2012, we entered into an agreement to outsource our Jack in the Box distribution business, the results of operations and costs incurred to outsource our distribution business are also reflected as discontinued operations for all periods presented. Refer to Note 2, Discontinued Operations, in the Notes to our Condensed Consolidated Financial Statements for more information.

RESULTS OF OPERATIONS
The following table presents certain income and expense items included in our condensed consolidated statements of earnings as a percentage of total revenues, unless otherwise indicated. Percentages may not add due to rounding.
CONSOLIDATED STATEMENTS OF EARNINGS DATA

	Quarter		Year-to-date
	April 12, 2015	April 13, 2014	April 12, 2015	April 13, 2014
Revenues:
Company restaurant sales	75.1%	75.6%	75.1%	75.4%
Franchise revenues	24.9%	24.4%	24.9%	24.6%
Total revenues	100.0%	100.0%	100.0%	100.0%
Operating costs and expenses, net:
Company restaurant costs:
Food and packaging (1)	31.2%	31.6%	31.8%	31.8%
Payroll and employee benefits (1)	27.2%	27.8%	27.2%	27.7%
Occupancy and other (1)	21.0%	22.1%	21.2%	22.1%
Total company restaurant costs (1)	79.4%	81.5%	80.1%	81.6%
Franchise costs (1)	48.3%	50.5%	48.7%	50.2%
Selling, general and administrative expenses	14.7%	14.3%	14.0%	13.6%
Impairment and other charges, net	0.6%	2.7%	0.5%	1.4%
Losses (gains) on the sale of company-operated restaurants	1.4%	(0.5)%	0.5%	(0.3)%
Earnings from operations	11.7%	9.6%	12.7%	11.4%
Income tax rate (2)	37.9%	36.1%	36.8%	36.9%
____________________________

(1)	As a percentage of the related sales and/or revenues.

(2)	As a percentage of earnings from continuing operations and before income taxes.

CHANGES IN SAME-STORE SALES

	Quarter		Year-to-date
	April 12, 2015	April 13, 2014	April 12, 2015	April 13, 2014
Jack in the Box:
Company	7.4%	0.9%	5.3%	1.5%
Franchise	9.4%	0.6%	6.7%	1.3%
System	8.9%	0.7%	6.3%	1.4%
Qdoba:
Company	7.0%	7.2%	10.2%	4.3%
Franchise	9.6%	6.8%	12.6%	4.4%
System	8.3%	7.0%	11.4%	4.3%

The following table summarizes the changes in the number and mix of Jack in the Box (“JIB”) and Qdoba company and franchise restaurants:

	April 12, 2015			April 13, 2014
	Company	Franchise	Total	Company	Franchise	Total
Jack in the Box:
Beginning of year	431	1,819	2,250	465	1,786	2,251
New	2	11	13	—	7	7
Refranchised	(21)	21	—	(14)	14	—
Acquired from franchisees	6	(6)	—	4	(4)	—
Closed	(6)	(9)	(15)	—	(4)	(4)
End of period	412	1,836	2,248	455	1,799	2,254
% of JIB system	18%	82%	100%	20%	80%	100%
% of consolidated system	57%	85%	78%	60%	85%	78%
Qdoba:
Beginning of year	310	328	638	296	319	615
New	3	11	14	8	12	20
Closed	(3)	(5)	(8)	(1)	(8)	(9)
End of period	310	334	644	303	323	626
% of Qdoba system	48%	52%	100%	48%	52%	100%
% of consolidated system	43%	15%	22%	40%	15%	22%
Consolidated:
Total system	722	2,170	2,892	758	2,122	2,880
% of consolidated system	25%	75%	100%	26%	74%	100%

Jack in the Box Brand
Company Restaurant Operations
The following table presents Jack in the Box company restaurant sales, costs and margin, and restaurant costs and margin as a percentage of the related sales. Percentages may not add due to rounding (dollars in thousands):

	Quarter				Year-to-date
	April 12, 2015		April 13, 2014		April 12, 2015		April 13, 2014
Company restaurant sales	$184,992		$181,206		$426,335		$425,077
Company restaurant costs:
Food and packaging	58,495	31.6%	58,644	32.4%	137,688	32.3%	138,510	32.6%
Payroll and employee benefits	50,885	27.5%	50,971	28.1%	117,628	27.6%	118,453	27.9%
Occupancy and other	36,051	19.5%	37,831	20.9%	84,682	19.9%	87,818	20.7%
Total company restaurant costs	145,431	78.6%	147,446	81.4%	339,998	79.7%	344,781	81.1%
Restaurant margin	$39,561	21.4%	$33,760	18.6%	$86,337	20.3%	$80,296	18.9%

In the quarter and year-to-date, Jack in the Box company restaurant sales increased $3.8 million and $1.3 million, respectively, as compared with the prior year due to an increase in AUVs. Higher AUV growth was partially offset by a decrease in sales attributable to a reduction in the average number of company-operated restaurants resulting from the execution of our refranchising strategy. The following table presents the approximate impact of these increases (decreases) on company restaurant sales (in thousands):

	Quarter	Year-to-date
Jack in the Box AUV increase	$19,800	$36,800
Decrease in the average number of Jack in the Box company restaurants	(16,000)	(35,500)
Total increase in company restaurant sales	$3,800	$1,300

Same-store sales at Jack in the Box company-operated restaurants increased 7.4% in the quarter and 5.3% year-to-date, primarily driven by favorable product mix changes, transaction growth and price increases. The following table summarizes the change in company-operated same-store sales:

	Quarter		Year-to-date
	April 12, 2015	April 13, 2014	April 12, 2015	April 13, 2014
Transactions	2.4%	(1.7)%	1.4%	(1.1)%
Average check (1)	5.0%	2.6%	3.9%	2.6%
Change in same-store sales	7.4%	0.9%	5.3%	1.5%
____________________________

(1)	Amounts in 2015 and 2014 include price increases of approximately 2.1% and 2.5%, respectively, in the quarter, and 2.1% and 2.6%, respectively, year-to-date.
Food and packaging costs as a percentage of company restaurant sales decreased to 31.6% in the quarter and 32.3% year-to-date, compared with 32.4% and 32.6%, respectively, in 2014, as the benefits of selling price increases and product mix changes more than offset increases in commodity costs. In 2015, commodity costs increased 2.6% in the quarter and 3.3% year-to-date primarily reflecting higher costs for beef, eggs and cheese, in addition to produce year-to-date. Beef increased most significantly by approximately 17.0% in the quarter and 22.0% year-to-date. We expect commodity costs for fiscal 2015 to increase approximately 2.0%.
Payroll and employee benefit costs as a percentage of company restaurant sales decreased to 27.5% in the quarter and 27.6% year-to-date compared with 28.1% and 27.9%, respectively, in 2014. In 2015, sales leverage, the benefits of refranchising and lower costs for group insurance were partially offset by higher wages from minimum wage increases and higher levels of incentive compensation driven by strong operating performance.
As a percentage of company restaurant sales, occupancy and other costs decreased to 19.5% in the quarter and 19.9% year-to-date, compared with 20.9% and 20.7%, respectively, in 2014 primarily due to sales leverage and the benefits of refranchising. These benefits were partially offset by higher costs for credit card fees, maintenance and repair expenses, security and utilities, in addition to uniforms year-to-date.

Franchise Operations
The following table presents Jack in the Box franchise revenues and costs in each period and other information we believe is useful in analyzing the change in franchise operations (dollars in thousands):

	Quarter		Year-to-date
	April 12, 2015	April 13, 2014	April 12, 2015	April 13, 2014
Royalties	$31,529	$28,529	$71,781	$66,641
Rental income	52,167	49,272	121,549	116,247
Franchise fees and other	756	1,082	1,730	1,947
Total franchise revenues	$84,452	$78,883	$195,060	$184,835

Rental expense	$31,659	$30,997	$73,799	$72,124
Depreciation and amortization	7,609	7,857	17,829	18,347
Other franchise support costs	2,776	2,194	6,404	4,906
Total franchise costs	42,044	41,048	98,032	95,377
Franchise margin	$42,408	$37,835	$97,028	$89,458
Franchise margin as a % of franchise revenues	50.2%	48.0%	49.7%	48.4%

Average number of franchise restaurants	1,823	1,791	1,822	1,788
% increase	1.8%		1.9%
Franchise restaurant AUVs	$336	$307	$765	$717
Increase in franchise-operated same-store sales	9.4%	0.6%	6.7%	1.3%
Royalties as a percentage of estimated franchise restaurant sales	5.1%	5.2%	5.2%	5.2%

Franchise revenues increased $5.6 million, or 7.1% in the quarter and $10.2 million, or 5.5% year-to-date primarily reflecting higher AUVs resulting in an increase in revenues from royalties and percentage rent. To a lesser extent, an increase in the average number of franchise restaurants also contributed to the increase.
Franchise costs, principally including rents and depreciation on properties leased to Jack in the Box franchisees, increased $1.0 million in the quarter, and $2.7 million year-to-date, driven by an increase in the number of franchised restaurants and the recognition of bad debt expense in 2015 of $0.3 million in the quarter and $0.8 million year-to-date.
Qdoba Brand
Company Restaurant Operations
The following table presents Qdoba company restaurant sales, costs and margin, and restaurant costs and margin as a percentage of the related sales (dollars in thousands):

	Quarter				Year-to-date
	April 12, 2015		April 13, 2014		April 12, 2015		April 13, 2014
Company restaurant sales	$83,912		$76,567		$194,465		$171,525
Company restaurant costs:
Food and packaging	25,537	30.4%	22,778	29.7%	59,453	30.6%	51,150	29.8%
Payroll and employee benefits	22,188	26.4%	20,645	27.0%	51,124	26.3%	46,979	27.4%
Occupancy and other	20,417	24.3%	19,167	25.0%	46,817	24.1%	43,889	25.6%
Total company restaurant costs	68,142	81.2%	62,590	81.7%	157,394	80.9%	142,018	82.8%
Restaurant margin	$15,770	18.8%	$13,977	18.3%	$37,071	19.1%	$29,507	17.2%
Company restaurant sales increased $7.3 million in the quarter, and $22.9 million year-to-date as compared with the prior year due primarily to growth in AUVs. To a lesser extent, an increase in the number of Qdoba company-operated restaurants also contributed to the increase. The following table presents the approximate impact of these increases on company restaurant sales (in thousands):

	Quarter	Year-to-date
Qdoba AUV increase	$5,100	$16,200
Increase in the average number of Qdoba company restaurants	2,200	6,700
Total increase in company restaurant sales	$7,300	$22,900

Same-store sales at Qdoba company-operated restaurants increased 7.0% in the quarter and 10.2% year-to-date primarily driven by the new simplified menu pricing structure. Lower discounting, catering and menu innovation in both periods and transaction growth year-to-date also contributed to the same-store sales increases. Same-store sales and transactions in the quarter, and as a result the 2015 year-to-date period, were negatively impacted by weather. The following table summarizes the change in company-operated same-store sales:

	Quarter		Year-to-date
	April 12, 2015	April 13, 2014	April 12, 2015	April 13, 2014
Transactions	(1.3)%	1.3%	0.5%	(0.7)%
Average check (1)	7.4%	5.1%	8.6%	4.3%
Catering	0.9%	0.8%	1.1%	0.7%
Change in same-store sales	7.0%	7.2%	10.2%	4.3%
____________________________

(1)	Amounts in 2015 and 2014 include price increases of approximately 0.5% and 0.8%, respectively, in the quarter and 0.4% and 0.6%, respectively, year-to-date.
Food and packaging costs as a percentage of company restaurant sales increased to 30.4% of company restaurant sales in the quarter and 30.6% year-to-date, compared with 29.7% and 29.8%, respectively, in 2014, due primarily to higher commodity costs for beef, in addition to cheese year-to-date, and changes in product mix related to the new pricing structure. Commodity costs increased 2.0% in the quarter and 4.4% year-to-date with beef costs increasing the most significantly by approximately 12.0% in the quarter and 18.0% year-to-date. These increases were partially offset by growth in the average check related to the new pricing structure. We expect commodity costs for fiscal 2015 to increase approximately 2.0%.
Payroll and employee benefit costs as a percentage of company restaurant sales improved to 26.4% in the quarter and 26.3% year-to-date from 27.0% and 27.4%, respectively, in 2014 driven by leverage from same-store sales increases and a change in our staffing mix made in the second quarter of last year that utilizes a more variable labor model. Additionally, in the quarter, lower levels of incentive compensation were partially offset by increases in labor staffing.
Occupancy and other costs decreased to 24.3% of company restaurant sales in the quarter, and 24.1% year-to-date, compared with 25.0% and 25.6%, respectively, in 2014. The decrease was primarily due to sales leverage, partially offset by higher costs for credit card fees, smallwares, and property taxes, in addition to utilities year-to-date.

Franchise Operations
The following table presents our Qdoba franchise revenues and costs in each period and other information we believe is useful in analyzing the change in franchise operations (dollars in thousands):

	Quarter		Year-to-date
	April 12, 2015	April 13, 2014	April 12, 2015	April 13, 2014
Royalties	$4,365	$3,750	$9,942	$8,339
Franchise fees and other	401	464	941	1,176
Total franchise revenues	4,766	4,214	10,883	9,515

Franchise support costs and other	1,015	948	2,168	2,130
Franchise margin	$3,751	$3,266	$8,715	$7,385
Franchise margin as a % of franchise revenues	78.7%	77.5%	80.1%	77.6%

Average number of franchise restaurants	332	321	331	320
% increase	3.4%		3.4%
Franchise restaurant AUVs	$263	$238	$598	$529
Increase in franchise-operated same-store sales	9.6%	6.8%	12.6%	4.4%
Royalties as a percentage of estimated franchise restaurant sales	5.0%	4.9%	5.0%	4.9%
Franchise revenues increased $0.6 million or 13.1%, in the quarter, and $1.4 million or 14.4%, year-to-date, primarily reflecting higher AUVs at Qdoba franchise restaurants. To a lesser extent, an increase in the average number of Qdoba franchise restaurants also contributed to the increase in franchise revenues.

Franchise costs, principally support costs, increased slightly in both periods.
Selling, general and administrative (“SG&A”) expenses
The following table presents the change in SG&A expenses compared with the prior year (in thousands):

	Increase / (Decrease)
	Quarter	Year-to-date
Incentive compensation	$4,321	$4,396
Cash surrender value of COLI policies, net	(1,111)	496
Pension and postretirement benefits	1,150	2,686
Insurance	(1,449)	(1,791)
Advertising	(348)	498
Employee relocation costs	297	(588)
Other, including restaurant pre-opening costs	952	2,054
	$3,812	$7,751
Incentive compensation increased primarily due to higher levels of performance at both brands as compared to target bonus levels and an increase in share-based compensation expense. The increase in share-based compensation primarily relates to our annual grant of nonvested stock units which vest over five years. As this is our fifth year of offering such grants, we are expensing one additional year of grants compared to a year ago.
The cash surrender value of our COLI policies, net of changes in our non-qualified deferred compensation obligation supported by these policies, are subject to market fluctuations. The changes in market values had a positive impact of $1.6 million in the quarter, $1.3 million year-to-date, compared with $0.5 million and $1.9 million respectively, a year ago.
In 2015, pension and postretirement benefits increased, principally driven by the change in discount rates as compared with a year ago.
Insurance costs decreased in 2015 due to a $1.0 million general liability legal settlement recognized in the prior year.
Advertising costs associated with our Qdoba brand were $0.5 million lower in the quarter and $0.5 million higher year-to-date versus a year ago, fluctuating due to the timing of spending and changes in the number of restaurants. Advertising costs related to our Jack in the Box brand remained consistent as a percentage of the related restaurant sales at 5.4% in all periods.

Impairment and other charges, net
Impairment and other charges, net is comprised of the following (in thousands):

	Quarter		Year-to-date
	April 12, 2015	April 13, 2014	April 12, 2015	April 13, 2014
Accelerated depreciation	$1,387	$487	$2,139	$1,151
Restaurant impairment charges	27	85	41	180
(Gains) losses on the disposition of property and equipment, net	(269)	262	352	550
Costs of closed restaurants (primarily lease obligations) and other	973	731	1,759	1,295
Restructuring costs	12	7,491	19	7,789
	$2,130	$9,056	$4,310	$10,965
Impairment and other charges, net decreased $6.9 million in the quarter and $6.7 million year-to-date versus a year ago primarily attributable to a decrease in restructuring costs incurred in connection with the comprehensive review of our organizational structure. Restructuring costs decreased $7.5 million in the quarter and $7.8 million year-to-date primarily due to a $6.4 million impairment charge recognized in the second quarter of fiscal 2014 related to a restaurant software asset we no longer planned to place in service as a result of our efforts to integrate certain systems across both of our brands. The decrease in restructuring costs was partially offset by an increase in accelerated depreciation associated with various projects designed to upgrade certain technology and beverage equipment in our Jack in the Box company-operated restaurants. We expect to continue to recognize accelerated depreciation related to the replacement of our Jack in the Box beverage equipment through the remainder of the fiscal year. Refer to Note 6, Impairment and Other Charges, Net of the notes to the condensed consolidated financial statements for additional information regarding these costs.

(Losses) gains on the sale of company-operated restaurants
(Losses) gains on the sale of company-operated restaurants to franchisees are detailed in the following table (dollars in thousands):

	Quarter		Year-to-date
	April 12, 2015	April 13, 2014	April 12, 2015	April 13, 2014
Number of restaurants sold to franchisees	20	14	21	14

(Losses) gains on the sale of company-operated restaurants	$(5,020)	$4,872	$(4,170)	$5,333
(Losses) gains on expected sale of company-operated restaurants	—	(3,115)	—	(3,115)
Total (losses) gains on the sale of company-operated restaurants	$(5,020)	$1,757	$(4,170)	$2,218
(Losses) gains on the sale of company-operated restaurants are impacted by the number of restaurants sold and changes in average gains or losses recognized, which relate to the specific sales and cash flows of those restaurants. In 2015 and 2014, (losses) gains on the sale of company-operated restaurants include additional gains of $0.0 million and $0.7 million, respectively, in the quarter, and $0.1 million and $1.2 million, respectively, year-to-date, recognized upon the extension of the underlying franchise and lease agreements related to Jack in the Box restaurants sold in previous years. During the second quarter of 2015, we essentially completed our Jack in the Box refranchising strategy with the sale of 20 company-operated restaurants in the Southeast. Refer to Note 3, Summary of Refranchisings, Franchisee Development and Acquisitions, of the notes to the condensed consolidated financial statements for additional information regarding these (losses) gains.
Interest Expense, Net
Interest expense, net is comprised of the following (in thousands):

	Quarter		Year-to-date
	April 12, 2015	April 13, 2014	April 12, 2015	April 13, 2014
Interest expense	$4,288	$4,500	$9,692	$9,239
Interest income	(68)	(189)	(259)	(386)
Interest expense, net	$4,220	$4,311	$9,433	$8,853
Interest expense, net decreased $0.1 million in the quarter, and increased $0.6 million year-to-date compared with a year ago. Interest expense decreased in the quarter and increased year-to-date in 2015 due to higher average borrowings that were more than offset in the quarter and partially offset year-to-date by a charge of $0.8 million in 2014 to write-off deferred financing fees in connection with the refinancing of our credit facility.
Income Taxes
The tax rate in 2015 was 37.9% in the quarter and 36.8% year-to-date, compared with 36.1% and 36.9%, respectively, a year ago. The quarter tax rates reflect the timing of the benefit recognized from the reenactment of the Work Opportunity Tax Credit and the benefit of the market performance of insurance products used to fund certain non-qualified retirement plans which are excluded from taxable income. We expect the fiscal year tax rate to be approximately 37.0%. The final annual tax rate cannot be determined until the end of the fiscal year; therefore, the actual 2015 rate could differ from our current estimates.

Losses from Discontinued Operations, Net
As described in Note 2, Discontinued Operations, in the notes to the condensed consolidated financial statements, the results of operations from our distribution business and the 2013 Qdoba Closures have been reported as discontinued operations for all periods presented.
Losses from discontinued operations, net of tax are as follows for each discontinued operation (in thousands):

	Quarter		Year-to-date
	April 12, 2015	April 13, 2014	April 12, 2015	April 13, 2014
Distribution business	$(44)	$(77)	$(80)	$(434)
2013 Qdoba Closures	(313)	(2,386)	(1,540)	(2,753)
	$(357)	$(2,463)	$(1,620)	$(3,187)
In both years, losses from discontinued operations related to our distribution business include lease commitment charges in addition to insurance settlement costs in 2014. In 2015 and 2014, the loss from discontinued operations related to the 2013 Qdoba Closures primarily includes unfavorable lease commitment adjustments, ongoing facility costs and broker commissions, and in 2014, asset impairment charges.
Losses from discontinued operations reduced diluted earnings per share by the following in each period:

	Quarter		Year-to-date
	April 12, 2015	April 13, 2014	April 12, 2015	April 13, 2014
Distribution business	$—	$—	$—	$(0.01)
2013 Qdoba Closures	(0.01)	(0.06)	(0.04)	(0.06)
	$(0.01)	$(0.06)	$(0.04)	$(0.07)

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
Cash Flows
The table below summarizes our cash flows from operating, investing and financing activities (in thousands):

	Year-to-date
	April 12, 2015	April 13, 2014
Total cash provided by (used in):
Operating activities	$90,920	$50,952
Investing activities	(28,584)	(21,208)
Financing activities	(62,539)	(30,281)
Effect of exchange rate changes	11	5
Net decrease in cash and cash equivalents	$(192)	$(532)
Operating Activities. Operating cash flows increased $40.0 million compared with a year ago due primarily to a $27.6 million decrease in payments for income taxes and an increase in net earnings in fiscal 2015. The decrease in income tax payments was primarily driven by tax benefits realized as a result of a fixed asset cost segregation study that was completed in the third quarter of 2014 and tax deductions recognized in connection with our stock-based compensation arrangements which contributed to a $28.0 million prepaid income tax balance at the end of fiscal year 2014.

Investing Activities. Cash used in investing activities increased $7.4 million compared with a year ago due primarily to an increase in cash used to purchase assets intended for sale and leaseback and a decrease in proceeds from the sale of company-operated restaurants, partially offset by an increase in collections on notes receivable.
Capital Expenditures — The composition of capital expenditures in each period follows (in thousands):

	Year-to-date
	April 12, 2015	April 13, 2014
Jack in the Box:
New restaurants	$2,699	$1,570
Restaurant facility expenditures	12,106	13,043
Other, including information technology	342	966
	15,147	15,579
Qdoba:
New restaurants	8,663	11,386
Restaurant facility expenditures	2,038	2,629
Other, including information technology	2,008	—
	12,709	14,015
Shared Services:
Information technology	3,222	1,072
Other, including facility improvements	1,881	530
	5,103	1,602

Consolidated capital expenditures	$32,959	$31,196
Our capital expenditure program includes, among other things, investments in new locations, restaurant remodeling, new equipment and information technology enhancements. Capital expenditures increased compared to a year ago as a result of an increase in spending related to new Jack in the Box restaurants and information technology infrastructure, partially offset by a decrease in spending related to building new Qdoba restaurants, remodels, and exterior re-images at our Jack in the Box restaurants. We expect fiscal 2015 capital expenditures to be approximately $90 -$100 million. In 2015, we plan to open 50-60 Qdoba restaurants, of which approximately half are expected to be company-operated locations. Additionally, we plan to open 15-20 Jack in the Box restaurants in fiscal 2015, of which 2 are expected to be company-operated locations.
Sale of Company-Operated Restaurants — We have expanded our franchise ownership in the Jack in the Box system primarily through the sale of company-operated restaurants to franchisees. During the second quarter of 2015, we essentially completed our refranchising strategy with the sale of 20 company-operated restaurants in the Southeast. The following table details proceeds received in connection with our refranchising activities in each period (dollars in thousands):

	Year-to-date
	April 12, 2015	April 13, 2014
Number of restaurants sold to franchisees	21	14

Total proceeds	$2,630	$7,842
Assets Held for Sale and Leaseback — We use sale and leaseback financing to lower the initial cash investment in our restaurants to the cost of the equipment, whenever possible. In 2015, we did not sell and leaseback any properties. The following table summarizes the cash flow activity related to sale and leaseback transactions in each period (dollars in thousands):

	Year-to-date
	April 12, 2015	April 13, 2014
Number of restaurants sold and leased back	—	1

Proceeds from sale and leaseback transactions	$—	$1,807
Purchases of assets intended for sale and leaseback	$(5,355)	$(19)

As of April 12, 2015, we had investments of $9.8 million in five operating restaurant properties that we expect to sell and leaseback during the next 12 months.
Acquisition of Franchise-Operated Restaurants — The following table details franchise-operated restaurant acquisition activity in each period (dollars in thousands):

	Year-to-date
	April 12, 2015	April 13, 2014
Number of Jack in the Box restaurants acquired from franchisees	6	4
Cash used to acquire franchise-operated restaurants	$—	$1,750
For additional information, refer to Note 3, Summary of Refranchisings, Franchisee Development and Acquisitions, of the notes to the condensed consolidated financial statements.
Financing Activities. Cash flows used in financing activities increased $32.3 million compared with a year ago primarily due to decreases in borrowings and payments made under our revolving credit facility and term loan, an increase in cash used to pay dividends, and a decrease in proceeds from the issuance of our common stock, partially offset by a decrease in cash used to repurchase shares of our common stock, and an increase in excess tax benefits from share-based compensation arrangements.
Credit Facility — Our credit facility is comprised of (i) a $600.0 million revolving credit facility and (ii) a $200.0 million term loan facility. The interest rate on the credit facility is based on the Company’s leverage ratio and can range from London Interbank Offered Rate (“LIBOR”) plus 1.25% to 2.00% with no floor. The current interest rate is LIBOR plus 1.75%. As part of the credit agreement, we may request the issuance of up to $75.0 million in letters of credit, the outstanding amount of which reduces our net borrowing capacity under the agreement.
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
As of April 12, 2015, we had $190.0 million outstanding under the term loan, borrowings under the revolving credit facility of $410.0 million and letters of credit outstanding of $22.2 million.
We are subject to a number of customary covenants under our credit facility, including limitations on additional borrowings, acquisitions, loans to franchisees, capital expenditures, lease commitments, stock repurchases, dividend payments and requirements to maintain certain financial ratios defined in our credit agreement. We were in compliance with all covenants as of April 12, 2015.
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
Repurchases of Common Stock — In February 2014 and July 2014, the Board of Directors approved two programs, both expiring in November 2015, which provided repurchase authorizations for up to $200.0 million and $100.0 million, respectively, in shares of our common stock. Additionally, in November 2014, the Board of Directors approved another $100.0 million stock buyback program that expires in November 2016. During fiscal 2015, we repurchased 2.08 million shares at an aggregate cost of $176.6 million and fully utilized the February 2014 and July 2014 authorizations. As of April 12, 2015, there was $40.5 million remaining under our November 2014 stock-buyback program which expires in November 2016. On May 7, 2015, the Board of Directors authorized an additional $100.0 million stock buyback program that expires in November 2016.
Repurchases of common stock included in our condensed consolidated statements of cash flows for 2015 and 2014, include $3.1 million and $7.3 million, respectively, related to repurchase transactions traded in the prior fiscal year and settled in the subsequent quarter. Additionally, in 2015 and 2014, repurchases of common stock exclude $5.6 million and $3.9 million, respectively, related to repurchase transactions traded in the second quarter and settled in the third quarter.
Dividend — In fiscal 2015, the Board of Directors declared two cash dividends of $0.20 per share each, which were paid to shareholders of record as of December 1, 2014 and March 6, 2015 and totaled $15.5 million. Future dividends are subject to approval by our Board of Directors.

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
NEW ACCOUNTING PRONOUNCEMENTS
Refer to Note 1, Basis of Presentation, of the notes to the condensed consolidated financial statements.
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

•
The cost-saving initiatives planned or taken in recent years, including the outsourcing of our distribution business and integration of the Jack in the Box and Qdoba technology systems, are subject to risks and uncertainties, and we cannot assure that these activities, or any other activities we undertake in the future, will achieve the desired savings and efficiencies.

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

ITEM 3.        QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Our primary exposure to risks relating to our financial instruments is changes in interest rates. Our credit facility, which is comprised of a revolving credit facility and a term loan, bears interest at an annual rate equal to the prime rate of LIBOR plus an applicable margin based on a financial leverage ratio. As of April 12, 2015, the applicable margin for the LIBOR-based revolving loans and term loan was set at 1.75%.
We use interest rate swap agreements to reduce exposure to interest rate fluctuations. In April 2014, we entered into nine forward-starting interest rate swap agreements that effectively convert $300.0 million of our variable rate borrowings to a fixed rate basis from October 2014 through October 2018. Based on the applicable margin in effect as of April 12, 2015, these nine interest rate swaps would yield average fixed rates of 2.60%, 3.13%, 3.80% and 4.28% in years one through four, respectively.
A hypothetical 100 basis point increase in short-term interest rates, based on the outstanding unhedged balance of our revolving credit facility and term loan at April 12, 2015, would result in an estimated increase of $3.0 million in annual interest expense.
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
ITEM 4.        CONTROLS AND PROCEDURES
Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures
Based on an evaluation of the Company’s disclosure controls and procedures (as defined in Rules 13a - 15 and 15d - 15 of the Securities Exchange Act of 1934, as amended), as of the end of the Company’s quarter ended April 12, 2015, the Company’s Chief Executive Officer and Chief Financial Officer (its principal executive officer and principal financial officer, respectively) have concluded that the Company’s disclosure controls and procedures were effective.

Changes in Internal Control over Financial Reporting
There have been no changes in the Company’s internal control over financial reporting that occurred during the Company’s fiscal quarter ended April 12, 2015 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.
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
Stock Repurchases — In February 2014 and July 2014, the Board of Directors approved two programs, both expiring in November 2015, which provided repurchase authorizations for up to $200.0 million and $100.0 million, respectively, in shares of our common stock. Additionally, in November 2014, the Board of Directors approved an additional $100.0 million stock buyback program that expires in November 2016. During fiscal 2015, we repurchased 2.08 million shares at an aggregate cost of $176.6 million and fully utilized the February 2014 and July 2014 authorizations. As of April 12, 2015, there was $40.5 million remaining under the November 2014 stock-buyback program which expires in November 2016.
The following table summarizes shares repurchased during the quarter ended April 12, 2015. The average price paid per share in column (b) below does not include the cost of brokerage fees.

	(a) Total number of shares purchased	(b) Average price paid per share	(c) Total number of shares purchased as part of publicly announced programs	(d) Maximum dollar value that may yet be purchased under these programs
				$115,520,148
January 19, 2015 - February 15, 2015	—	$—	—	$115,520,148
February 16, 2015 - March 15, 2015	52,000	$96.47	52,000	$110,502,320
March 16, 2015 - April 12, 2015	724,924	$96.51	724,924	$40,520,207
Total	776,924	$96.51	776,924
ITEM 4.        MINE SAFETY DISCLOSURES
Not applicable.
ITEM 5.              OTHER INFORMATION
None.

ITEM 6.    EXHIBITS

Number	Description	Form	Filed with SEC
3.1	Restated Certificate of Incorporation, as amended, dated September 21, 2007	10-K	11/20/2009
3.1.1	Certificate of Amendment of Restated Certificate of Incorporation, dated September 21, 2007	8-K	9/24/2007
3.2	Amended and Restated Bylaws, dated August 7, 2013	10-Q	8/8/2013
10.3	Form of Restricted Stock Unit Grant Agreement for Non-Employee Directors under the 2004 Stock Incentive Plan (dated Feb. 11, 2015)	10-Q	Filed herewith
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	—	Filed herewith
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	—	Filed herewith
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	—	Filed herewith
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	—	Filed herewith
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

JACK IN THE BOX INC.

By:	/S/ JERRY P. REBEL
Jerry P. Rebel
Executive Vice President and Chief Financial Officer (principal financial officer) (Duly Authorized Signatory)
Date: May 14, 2015