Form 10-Q/A
period 2015-04-12
JACK IN THE BOX INC /NEW/
filed 2015-05-18
CIK 807882

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
 ____________________________________________________
FORM 10-Q/A
 _______________________________________________________________________________________
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

JACK IN THE BOX INC. AND SUBSIDIARIES

EXPLANATORY NOTE

This Amendment No. 1 on Form 10-Q/A to the Jack in the Box Inc. Quarterly Report on Form 10-Q, as originally filed with the Securities and Exchange Commission on May 14, 2015 (the “Original Filing”), is being filed solely to correct the allocation of total depreciation expense by segment noted in a table in Note 14 Segment Reporting of the Notes to Condensed Consolidated Financial Statements included within Item 1. The depreciation amounts for the Qdoba restaurant operations segment and Shared services and allocated costs caption for the quarter and year-to-date 2015 periods were inadvertently transposed in the Original Filing.

Except as described above, no other changes have been made to the Original Filing and this Form 10-Q/A does not does reflect subsequent events that may have occurred since the date of the Original Filing or amend, update or change the financial statements or any other items or disclosures in the Original Filing.

In accordance with Rule 12b-5 under the Securities Exchange Act of 1934, as amended, we have included new certifications from our Chief Executive Officer and Chief Financial Officer dated the date of this Form 10-Q/A.

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

	Quarter		Year-to-date
	April 12, 2015	April 13, 2014	April 12, 2015	April 13, 2014
Revenues by segment:
Jack in the Box restaurant operations	$269,444	$260,089	$621,395	$609,912
Qdoba restaurant operations	88,678	80,781	205,348	181,040
Consolidated revenues	$358,122	$340,870	$826,743	$790,952
Earnings from operations by segment:
Jack in the Box restaurant operations	$64,313	$53,617	$145,168	$129,920
Qdoba restaurant operations	8,778	7,105	23,460	16,713
Shared services and unallocated costs	(26,203)	(29,600)	(59,354)	(58,768)
(Losses) gains on the sale of company-operated restaurants	(5,020)	1,757	(4,170)	2,218
Consolidated earnings from operations	41,868	32,879	105,104	90,083
Interest expense, net	4,220	4,311	9,433	8,853
Consolidated earnings from continuing operations and before income taxes	$37,648	$28,568	$95,671	$81,230
Total depreciation expense by segment:
Jack in the Box restaurant operations	$14,699	$15,418	$34,314	$36,269
Qdoba restaurant operations	4,035	3,906	9,315	9,136
Shared services and unallocated costs	1,612	1,785	3,872	3,924
Consolidated depreciation expense	$20,346	$21,109	$47,501	$49,329
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

PART II. OTHER INFORMATION
There is no information required to be reported for any items under Part II, except as follows:

ITEM 6.    EXHIBITS

Number	Description	Form	Filed with SEC
3.1	Restated Certificate of Incorporation, as amended, dated September 21, 2007	10-K	11/20/2009
3.1.1	Certificate of Amendment of Restated Certificate of Incorporation, dated September 21, 2007	8-K	9/24/2007
3.2	Amended and Restated Bylaws, dated August 7, 2013	10-Q	8/8/2013
10.3	Form of Restricted Stock Unit Grant Agreement for Non-Employee Directors under the 2004 Stock Incentive Plan (dated Feb. 11, 2015)	10-Q	5/14/2015
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	—	Filed herewith
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	—	Filed herewith
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	—	Filed herewith
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	—	Filed herewith
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

JACK IN THE BOX INC.

By:	/S/ JERRY P. REBEL
Jerry P. Rebel
Executive Vice President and Chief Financial Officer (principal financial officer) (Duly Authorized Signatory)
Date: May 15, 2015