Form 10-Q
period 2015-07-05
JACK IN THE BOX INC /NEW/
filed 2015-08-06
CIK 807882

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
 ____________________________________________________
FORM 10-Q
 _______________________________________________________________________________________
QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended July 5, 2015
Commission File Number: 1-9390

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
Yes  ☐    No  ☑
As of the close of business July 31, 2015, 36,577,272 shares of the registrant’s common stock were outstanding.

JACK IN THE BOX INC. AND SUBSIDIARIES

PART I. FINANCIAL INFORMATION

ITEM 1.        CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JACK IN THE BOX INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Dollars in thousands, except share data)
(Unaudited)

	July 5, 2015	September 28, 2014
ASSETS
Current assets:
Cash and cash equivalents	$17,706	$10,578
Accounts and other receivables, net	54,784	50,014
Inventories	7,448	7,481
Prepaid expenses	40,467	36,314
Deferred income taxes	37,377	36,810
Assets held for sale	13,440	4,766
Other current assets	1,494	597
Total current assets	172,716	146,560
Property and equipment, at cost	1,530,709	1,519,947
Less accumulated depreciation and amortization	(826,691)	(797,818)
Property and equipment, net	704,018	722,129
Intangible assets, net	14,955	15,604
Goodwill	149,042	149,074
Other assets, net	234,883	237,298
	$1,275,614	$1,270,665
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current maturities of long-term debt	$18,483	$10,871
Accounts payable	26,064	31,810
Accrued liabilities	172,484	163,626
Total current liabilities	217,031	206,307
Long-term debt, net of current maturities	640,076	497,012
Other long-term liabilities	312,309	309,435
Stockholders’ equity:
Preferred stock $0.01 par value, 15,000,000 shares authorized, none issued	—	—
Common stock $0.01 par value, 175,000,000 shares authorized, 81,070,256 and 80,127,387 issued, respectively	811	801
Capital in excess of par value	399,180	356,727
Retained earnings	1,303,892	1,244,897
Accumulated other comprehensive loss	(91,747)	(90,132)
Treasury stock, at cost, 44,517,922 and 41,571,752 shares, respectively	(1,505,938)	(1,254,382)
Total stockholders’ equity	106,198	257,911
	$1,275,614	$1,270,665
See accompanying notes to condensed consolidated financial statements.

JACK IN THE BOX INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS
(In thousands, except per share data)
(Unaudited)

	Quarter		Year-to-date
	July 5, 2015	July 6, 2014	July 5, 2015	July 6, 2014
Revenues:
Company restaurant sales	$270,655	$264,398	$891,455	$861,000
Franchise revenues	88,851	84,094	294,794	278,444
	359,506	348,492	1,186,249	1,139,444
Operating costs and expenses, net:
Company restaurant costs:
Food and packaging	82,649	84,459	279,790	274,119
Payroll and employee benefits	72,896	71,733	241,648	237,165
Occupancy and other	56,103	57,671	187,602	189,378
Total company restaurant costs	211,648	213,863	709,040	700,662
Franchise costs	42,536	42,563	142,736	140,070
Selling, general and administrative expenses	50,986	47,422	166,553	155,238
Impairment and other charges, net	3,758	1,668	8,068	12,633
Losses (gains) on the sale of company-operated restaurants	183	(24)	4,353	(2,242)
	309,111	305,492	1,030,750	1,006,361
Earnings from operations	50,395	43,000	155,499	133,083
Interest expense, net	4,504	3,535	13,937	12,388
Earnings from continuing operations and before income taxes	45,891	39,465	141,562	120,695
Income taxes	17,528	13,338	52,739	43,294
Earnings from continuing operations	28,363	26,127	88,823	77,401
Losses from discontinued operations, net of income tax benefit	(1,532)	(1,424)	(3,152)	(4,611)
Net earnings	$26,831	$24,703	$85,671	$72,790

Net earnings per share - basic:
Earnings from continuing operations	$0.76	$0.66	$2.34	$1.87
Losses from discontinued operations	(0.04)	(0.04)	(0.08)	(0.11)
Net earnings per share (1)	$0.72	$0.62	$2.26	$1.76
Net earnings per share - diluted:
Earnings from continuing operations	$0.75	$0.64	$2.30	$1.82
Losses from discontinued operations	(0.04)	(0.03)	(0.08)	(0.11)
Net earnings per share (1)	$0.71	$0.61	$2.22	$1.71

Weighted-average shares outstanding:
Basic	37,106	39,692	37,980	41,320
Diluted	37,661	40,787	38,630	42,605

Cash dividends declared per common share	$0.30	$0.20	$0.70	$0.20
____________________________

(1)	Earnings per share may not add due to rounding.

See accompanying notes to condensed consolidated financial statements.

JACK IN THE BOX INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Dollars in thousands)
(Unaudited)

	Quarter		Year-to-date
	July 5, 2015	July 6, 2014	July 5, 2015	July 6, 2014
Net earnings	$26,831	$24,703	$85,671	$72,790
Cash flow hedges:
Net change in fair value of derivatives	(5,027)	(14)	(11,699)	(99)
Net loss reclassified to earnings	461	324	1,556	1,072
	(4,566)	310	(10,143)	973
Tax effect	1,748	(119)	3,883	(373)
	(2,818)	191	(6,260)	600
Unrecognized periodic benefit costs:
Actuarial losses and prior service costs reclassified to earnings	2,276	1,210	7,587	4,035
Tax effect	(872)	(464)	(2,905)	(1,548)
	1,404	746	4,682	2,487
Other:
Foreign currency translation adjustments	(72)	(2)	(56)	5
Tax effect	24	1	19	(2)
	(48)	(1)	(37)	3

Other comprehensive income (loss), net of tax	(1,462)	936	(1,615)	3,090

Comprehensive income	$25,369	$25,639	$84,056	$75,880
See accompanying notes to condensed consolidated financial statements.

JACK IN THE BOX INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in thousands)
(Unaudited)

	Year-to-date
	July 5, 2015	July 6, 2014
Cash flows from operating activities:
Net earnings	$85,671	$72,790
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	68,205	70,585
Deferred finance cost amortization	1,690	1,677
Excess tax benefits from share-based compensation arrangements	(17,781)	(15,167)
Deferred income taxes	(4,046)	(84)
Share-based compensation expense	10,041	8,128
Pension and postretirement expense	14,423	10,585
Gains on cash surrender value of company-owned life insurance	(1,960)	(8,312)
Losses (gains) on the sale of company-operated restaurants	4,353	(2,242)
Losses on the disposition of property and equipment	1,074	1,051
Impairment charges and other	4,813	8,543
Loss on early retirement of debt	—	789
Changes in assets and liabilities, excluding acquisitions and dispositions:
Accounts and other receivables	(6,895)	(9,376)
Inventories	33	(516)
Prepaid expenses and other current assets	20,760	(4,647)
Accounts payable	690	(3,035)
Accrued liabilities	4,215	6,950
Pension and postretirement contributions	(14,359)	(14,107)
Other	(5,782)	(9,689)
Cash flows provided by operating activities	165,145	113,923
Cash flows from investing activities:
Purchases of property and equipment	(54,832)	(43,825)
Purchases of assets intended for sale and leaseback	(8,323)	(19)
Proceeds from the sale of assets	—	5,698
Proceeds from the sale of company-operated restaurants	2,651	8,199
Collections on notes receivable	5,648	2,555
Acquisitions of franchise-operated restaurants	—	(1,750)
Other	1,888	2,838
Cash flows used in investing activities	(52,968)	(26,304)
Cash flows from financing activities:
Borrowings on revolving credit facilities	742,000	618,000
Repayments of borrowings on revolving credit facilities	(698,000)	(460,000)
Proceeds from issuance of debt	300,000	200,000
Principal repayments on debt	(198,217)	(193,262)
Debt issuance costs	(1,942)	(3,607)
Dividends paid on common stock	(26,556)	(7,990)
Proceeds from issuance of common stock	14,590	27,069
Repurchases of common stock	(254,668)	(284,258)
Excess tax benefits from share-based compensation arrangements	17,781	15,167
Change in book overdraft	—	1,507
Cash flows used in financing activities	(105,012)	(87,374)
Effect of exchange rate changes on cash and cash equivalents	(37)	3
Net increase in cash and cash equivalents	7,128	248
Cash and cash equivalents at beginning of period	10,578	9,644
Cash and cash equivalents at end of period	$17,706	$9,892

See accompanying notes to condensed consolidated financial statements.

JACK IN THE BOX INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1.    BASIS OF PRESENTATION
Nature of operations — Founded in 1951, Jack in the Box Inc. (the “Company”) operates and franchises Jack in the Box® quick-service restaurants and Qdoba Mexican Grill® (“Qdoba”) fast-casual restaurants. The following table summarizes the number of restaurants as of the end of each period:

	July 5, 2015	July 6, 2014
Jack in the Box:
Company-operated	413	455
Franchise	1,835	1,797
Total system	2,248	2,252
Qdoba:
Company-operated	314	308
Franchise	334	324
Total system	648	632
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
Fiscal year — Our fiscal year is 52 or 53 weeks ending the Sunday closest to September 30. Fiscal years 2015 and 2014 include 52 weeks. Our first quarter includes 16 weeks and all other quarters include 12 weeks. All comparisons between 2015 and 2014 refer to the 12-weeks (“quarter”) and 40-weeks (“year-to-date”) ended July 5, 2015 and July 6, 2014, respectively, unless otherwise indicated.
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
In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers, which provides a comprehensive new revenue recognition model that requires a company to recognize revenue in an amount that reflects the consideration it expects to receive for the transfer of promised goods or services to its customers. The standard also requires additional disclosure regarding the nature, amount, timing and uncertainty of revenue and cash flows arising from contracts with customers. This ASU is effective for annual periods and interim periods beginning after December 15, 2016. The ASU is to be applied retrospectively or using a cumulative effect transition method and early adoption is not permitted. In July 2015, the FASB affirmed its proposal to defer this ASU's effective date by one year, to December 15, 2017. The deferral allows early adoption at the original effective date. We are currently evaluating the effect that this pronouncement will have on our consolidated financial statements and related disclosures.
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
In 2015 and 2014, we recognized operating losses before taxes of $0.3 million and $0.6 million, respectively, in the quarter, and $0.5 million and $1.3 million, respectively, year-to-date. In the year-to-date period, operating losses before taxes include $0.3 million and $0.9 million in 2015 and 2014, respectively, related to insurance and other settlements, and $0.2 million and $0.3 million, respectively, related to our lease commitments.
Our liability for lease commitments related to our distribution centers is included in accrued liabilities and other long-term liabilities, and was $0.3 million and $0.5 million as of July 5, 2015 and September 28, 2014, respectively. The lease commitment balance as of July 5, 2015 relates to one distribution center subleased at a loss.
2013 Qdoba Closures — During the third quarter of fiscal 2013, we closed 62 Qdoba restaurants. The decision to close these restaurants was based on a comprehensive analysis that took into consideration levels of return on investment and other key operating performance metrics. Since the closed locations were not predominantly located near those remaining in operation, we did not expect the majority of cash flows and sales lost from these closures to be recovered. In addition, we did not anticipate any ongoing involvement or significant direct cash flows from the closed stores. Therefore, in accordance with the provisions of ASC 205, Presentation of Financial Statements, the results of operations for these restaurants are reported as discontinued operations for all periods presented. In the quarter and year-to-date periods, we recognized operating losses before income taxes of $2.2 million and $4.6 million, respectively, in 2015, and $1.7 million and $6.1 million, respectively, in 2014.

JACK IN THE BOX INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

In 2015, the year-to-date operating losses include $3.9 million of unfavorable lease commitment adjustments, $0.3 million of bad debt expense related to a subtenant, $0.2 million of ongoing facility related costs and $0.2 million of broker commissions. In 2014, the year-to-date operating losses include $4.2 million of unfavorable lease commitment adjustments, $0.4 million for asset impairments, $0.7 million of ongoing facility related costs and $0.5 million of broker commissions. We do not expect the remaining costs to be incurred related to these closures to be material; however, the estimates we make related to our future lease obligations, primarily the sublease income we anticipate, are subject to a high degree of judgment and may differ from actual sublease income due to changes in economic conditions, desirability of the sites and other factors.
Our liability for lease commitments related to the 2013 Qdoba Closures is included in accrued liabilities and other long-term liabilities and changed as follows in 2015 (in thousands):

Balance as of September 28, 2014	$5,737
Adjustments	3,853
Cash payments	(5,225)
Balance as of July 5, 2015	$4,365
Adjustments primarily relate to revisions to certain sublease and cost assumptions due to changes in market conditions as well as charges to terminate four lease agreements. These amounts were partially offset by favorable adjustments for locations that we have subleased.

3.    INDEBTEDNESS
Amended credit facility — On July 1, 2015, the Company amended its credit facility to increase our overall borrowing capacity. The amended credit facility was increased to $1.2 billion, consisting of (i) a $900.0 million revolving credit facility and (ii) a $300.0 million term loan facility. The interest rate did not change as a result of the amendment and continues to be based on the Company’s leverage ratio and can range from London Interbank Offered Rate (“LIBOR”) plus 1.25% to 2.00%. Both the revolving credit facility and the term loan facility maturity dates of March 19, 2019 did not change as part of the amendment. As part of the existing credit agreement, we may also request the issuance of up to $75.0 million in letters of credit, the outstanding amount of which reduces our net borrowing capacity under the agreement. The amendment also, among other things, amended certain covenants already contained in the credit agreement.
Use of proceeds — The Company borrowed $300.0 million under the amended term loan and approximately $360.0 million under the amended revolving credit facility. The proceeds from the amendment were used to repay all borrowings under the credit facility prior to the amendment and pay related transaction fees and expenses associated with amending the credit facility, and will also be available for permitted share repurchases, permitted dividends, permitted acquisitions, ongoing working capital requirements and other general corporate purposes. At July 5, 2015, we had borrowings under the revolving credit facility of $350.0 million, $300.0 million outstanding under the term loan and letters of credit outstanding of $22.1 million.
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
Covenants — We are subject to a number of customary covenants under our credit facility, including limitations on additional borrowings, acquisitions, loans to franchisees, lease commitments, stock repurchases and dividend payments, and requirements to maintain certain financial ratios defined in the credit agreement.
Repayments — The amended term loan requires amortization in the form of quarterly installments of $3.91 million from September 2015 through March 2016, $5.86 million million from June 2016 through March 2018, and $7.81 million from June 2018 through December 2018 with the remainder due at the expiration of the term loan agreement in March 2019. We are required to make certain mandatory prepayments under certain circumstances and we have the option to make certain prepayments without premium or penalty. The credit facility includes events of default (and related remedies, including acceleration and increased interest rates following an event of default) that are customary for facilities and transactions of this type.

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
Refranchisings and franchisee development — The following is a summary of the number of restaurants sold to franchisees, number of restaurants developed by franchisees and the related gains or losses and fees recognized (dollars in thousands):

	Quarter		Year-to-date
	July 5, 2015	July 6, 2014	July 5, 2015	July 6, 2014
Restaurants sold to Jack in the Box franchisees	—	—	21	14
New restaurants opened by franchisees:
Jack in the Box	1	3	12	10
Qdoba	4	5	15	17

Initial franchise fees	$130	$207	$1,113	$1,361

Proceeds from the sale of company-operated restaurants (1)	$21	$357	$2,651	$8,199
Net assets sold (primarily property and equipment)	(204)	(7)	(2,638)	(2,247)
Goodwill related to the sale of company-operated restaurants	—	(5)	(32)	(134)
Other (2)	—	1	(4,334)	(139)
(Losses) gains on the sale of company-operated restaurants	$(183)	$346	$(4,353)	$5,679

Losses on expected sale of Jack in the Box company-operated markets (3)	—	(322)	—	(3,437)

Total (losses) gains on the sale of company-operated restaurants	$(183)	$24	$(4,353)	$2,242
____________________________

(1)
Amounts in 2015 and 2014 include additional proceeds recognized upon the extension of the underlying franchise and lease agreements related to restaurants sold in a prior year of $0.1 million and $0.4 million, respectively, in the quarter, and $0.2 million and $1.5 million, respectively, year-to-date.

(2)
Amounts in 2015 include lease commitment charges related to restaurants closed in connection with the sale of the related market, and charges for operating restaurant leases with lease commitments in excess of our sublease rental income.

(3)
Amounts in 2014 relate to losses on the expected sale of approximately 43 company-operated restaurants in three Jack in the Box markets sold in the fourth quarter of 2014 and the second quarter of 2015.

Franchise acquisitions — In 2015, we acquired seven Jack in the Box franchise restaurants in two markets, and during 2014, we repurchased four Jack in the Box franchise restaurants in another market. We account for the acquisition of franchised restaurants using the acquisition method of accounting for business combinations. The purchase price allocations were based on fair value estimates determined using significant unobservable inputs (Level 3). Acquisitions were not material to our condensed consolidated financial statements in either year.

JACK IN THE BOX INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

5.	FAIR VALUE MEASUREMENTS
Financial assets and liabilities — The following table presents the financial assets and liabilities measured at fair value on a recurring basis (in thousands):

	Total	Quoted Prices in Active Markets for Identical Assets (3) (Level 1)	Significant Other Observable Inputs (3) (Level 2)	Significant Unobservable Inputs (Level 3)
Fair value measurements as of July 5, 2015:
Non-qualified deferred compensation plan (1)	$(37,182)	$(37,182)	$—	$—
Interest rate swaps (Note 6) (2)	(11,932)	—	(11,932)	—
Total liabilities at fair value	$(49,114)	$(37,182)	$(11,932)	$—
Fair value measurements as of September 28, 2014:
Non-qualified deferred compensation plan (1)	$(35,602)	$(35,602)	$—	$—
Interest rate swaps (Note 6) (2)	(1,789)	—	(1,789)	—
Total liabilities at fair value	$(37,391)	$(35,602)	$(1,789)	$—

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

(3)	We did not have any transfers in or out of Level 1, 2 or 3.
The fair values of our debt instruments are based on the amount of future cash flows associated with each instrument discounted using our borrowing rate. At July 5, 2015, the carrying value of all financial instruments was not materially different from fair value, as the borrowings are prepayable without penalty. The estimated fair values of our capital lease obligations approximated their carrying values as of July 5, 2015.
Non-financial assets and liabilities — Our non-financial instruments, which primarily consist of property and equipment, goodwill and intangible assets, are reported at carrying value and are not required to be measured at fair value on a recurring basis. However, on an annual basis or whenever events or changes in circumstances indicate that their carrying value may not be recoverable, non-financial instruments are assessed for impairment. If applicable, the carrying values are written down to fair value.
In connection with our impairment reviews performed during 2015, no material fair value adjustments were required. Refer to Note 7, Impairment and Other Charges, Net for additional information regarding impairment charges.

JACK IN THE BOX INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

6.	DERIVATIVE INSTRUMENTS
Objectives and strategies — We are exposed to interest rate volatility with regard to our variable rate debt. To reduce our exposure to rising interest rates, in August 2010, we entered into two interest rate swap agreements that effectively converted $100.0 million of our variable rate term loan borrowings to a fixed-rate basis from September 2011 through September 2014. In April 2014, we entered into nine forward-starting interest rate swap agreements that effectively convert $300.0 million of our variable rate borrowings to a fixed rate basis from October 2014 through October 2018. In June 2015, we entered into 11 forward-starting interest rate swap agreements that effectively convert an additional $200.0 million of our variable rate borrowings to a fixed rate from October 2015 through October 2018, and $500.0 million from October 2018 through October 2022. These agreements have been designated as cash flow hedges under the terms of the FASB authoritative guidance for derivatives and hedging. To the extent that they are effective in offsetting the variability of the hedged cash flows, changes in the fair values of the derivatives are not included in earnings, but are included in other comprehensive income (“OCI”). These changes in fair value are subsequently reclassified into net earnings as a component of interest expense as the hedged interest payments are made on our term debt.
Financial position — The following derivative instruments were outstanding as of the end of each period (in thousands):

	July 5, 2015		September 28, 2014
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Derivatives designated as hedging instruments:
Interest rate swaps (Note 5)	Accrued liabilities	$(2,341)	Accrued liabilities	$(1,789)
Interest rate swaps (Note 5)	Other long-term liabilities	$(9,591)	Other long-term liabilities	$—
Total derivatives		$(11,932)		$(1,789)
Financial performance — The following is a summary of the OCI activity related to our interest rate swap derivative instruments (in thousands):

	Location of Loss in Income	Quarter		Year-to-date
		July 5, 2015	July 6, 2014	July 5, 2015	July 6, 2014
Gain (loss) recognized in OCI	N/A	$(5,027)	$(14)	$(11,699)	$(99)
Loss reclassified from accumulated OCI into net earnings	Interest expense, net	$461	$324	$1,556	$1,072
Amounts reclassified from accumulated OCI into interest expense represent payments made to the counterparties for the effective portions of the interest rate swaps. During the periods presented, our interest rate swaps had no hedge ineffectiveness.

7.	IMPAIRMENT AND OTHER CHARGES, NET
Impairment and other charges, net in the accompanying condensed consolidated statements of earnings is comprised of the following (in thousands):

	Quarter		Year-to-date
	July 5, 2015	July 6, 2014	July 5, 2015	July 6, 2014
Accelerated depreciation	$2,610	$152	$4,749	$1,302
Restaurant impairment charges	24	146	65	326
Losses on the disposition of property and equipment, net	228	491	580	1,042
Costs of closed restaurants (primarily lease obligations) and other	886	318	2,645	1,613
Restructuring costs	10	561	29	8,350
	$3,758	$1,668	$8,068	$12,633

JACK IN THE BOX INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Accelerated depreciation — When a long-lived asset will be replaced or otherwise disposed of prior to the end of its estimated useful life, the useful life of the asset is adjusted based on the estimated disposal date and accelerated depreciation is recognized. Accelerated depreciation primarily relates to expenses at our Jack in the Box company restaurants for the replacement of technology and beverage equipment in 2015 and restaurant facility enhancement programs in 2014. In the third quarter of 2015, we recognized a $2.2 million charge related to the replacement of our beverage equipment at Jack in the Box restaurants.
Impairment charges — When events and circumstances indicate that our long-lived assets might be impaired and their carrying amount is greater than the undiscounted cash flows we expect to generate from such assets, we recognize an impairment loss as the amount by which the carrying value exceeds the fair value of the assets. Impairment charges in all periods were not material and primarily relate to charges for restaurants we intend to or have closed.
Disposition of property and equipment — Disposal costs primarily relate to gains or losses recognized upon the sale of closed restaurant properties. In 2015, losses on the disposition of property and equipment includes a gain of $0.9 million from the resolution of one eminent domain matter involving a Jack in the Box restaurant.
Costs of closed restaurants — Costs of closed restaurants primarily consist of future lease commitments, net of anticipated sublease rentals and expected ancillary costs related to our Jack in the Box restaurant operations. Accrued restaurant closing costs, included in accrued liabilities and other long-term liabilities, changed as follows in 2015 (in thousands):

Balance as of September 28, 2014	$13,173
Adjustments (1)	2,141
Cash payments	(4,760)
Balance as of July 5, 2015	$10,554
___________________________
(1)    Adjustments relate primarily to revisions to certain sublease and cost assumptions. The estimates we make related to our future lease obligations, primarily the sublease income we anticipate, are subject to a high degree of judgment and may differ from actual sublease income due to changes in economic conditions, desirability of the sites and other factors.
Restructuring costs — Since the beginning of 2012, we have been engaged in efforts to improve our cost structure and identify opportunities to reduce general and administrative expenses as well as improve profitability across both brands. The following is a summary of the costs incurred in connection with these activities (in thousands):

	Quarter		Year-to-date
	July 5, 2015	July 6, 2014	July 5, 2015	July 6, 2014
Severance costs	$10	$468	$29	$1,864
Other	—	93	—	6,486
	$10	$561	$29	$8,350
In 2014, other costs represents an impairment charge recognized in the second quarter of fiscal 2014 related to a restaurant software asset we no longer planned to place in service as we integrate certain systems across both of our brands. We may incur additional charges related to our restructuring activities; however, we are unable to make a reasonable estimate at this time.

8.	INCOME TAXES
The income tax provisions reflect tax rates of 38.2% in the quarter and 37.3% year-to-date in 2015, compared with 33.8% and 35.9%, respectively, a year ago. The major component of the year-over-year change in tax rates was an increase in operating earnings before income taxes and a decrease in the market performance of insurance products used to fund certain non-qualified retirement plans which are excluded from taxable income. The quarter tax rate reflects the conclusion of a state audit and the impact of the completion of the federal income tax return completed during the quarter. The final annual tax rate cannot be determined until the end of the fiscal year; therefore, the actual 2015 rate could differ from our current estimates.
At July 5, 2015, the Company no longer has any gross unrecognized tax benefits associated with uncertain income tax positions. During the quarter, the Company concluded an audit regarding a specific claim with California. The conclusion of this audit eliminated our unrecognized tax benefits associated with uncertain income tax positions. The Company’s gross unrecognized tax benefits associated with uncertain tax positions were $0.4 million before the conclusion of this audit.

JACK IN THE BOX INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

We file income tax returns in the United States and all state and local jurisdictions in which we operate that impose an income tax. The federal statutes of limitations have not expired for fiscal years 2012 and forward. The Company’s federal statute of limitations for fiscal years 2009 and 2011 were extended and remain open. The statutes of limitations for California and Texas, which constitute the Company’s major state tax jurisdictions, have not expired for fiscal years 2010 and forward.

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
Net periodic benefit cost — The components of net periodic benefit cost in each period were as follows (in thousands):

	Quarter		Year-to-date
	July 5, 2015	July 6, 2014	July 5, 2015	July 6, 2014
Defined benefit pension plans:
Service cost	$1,908	$1,875	$6,360	$6,249
Interest cost	5,237	5,364	17,457	17,880
Expected return on plan assets	(5,370)	(5,652)	(17,901)	(18,840)
Actuarial loss (1)	2,172	1,023	7,240	3,411
Amortization of unrecognized prior service costs (1)	62	62	207	207
Net periodic benefit cost	$4,009	$2,672	$13,363	$8,907
Postretirement healthcare plans:
Interest cost	$276	$379	$920	$1,261
Actuarial loss (1)	42	125	140	417
Net periodic benefit cost	$318	$504	$1,060	$1,678
___________________________
(1)    Amounts were reclassified from accumulated OCI into net earnings as a component of selling, general and administrative expenses.
Future cash flows — Our policy is to fund our plans at or above the minimum required by law. As of the date of our last actuarial funding valuation, there was no minimum contribution funding requirement. Details regarding fiscal 2015 contributions are as follows (in thousands):

	Defined Benefit Pension Plans	Postretirement Healthcare Plans
Net year-to-date contributions	$13,707	$652
Remaining estimated net contributions during fiscal 2015	$11,000	$600
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
We offer share-based compensation plans to attract, retain and motivate key officers, employees and non-employee directors to work toward the financial success of the Company. In fiscal 2015, we granted the following shares related to our share-based compensation awards:

Stock options	123,042
Performance share awards	40,594
Nonvested stock units	93,570
The components of share-based compensation expense recognized in each period are as follows (in thousands):

	Quarter		Year-to-date
	July 5, 2015	July 6, 2014	July 5, 2015	July 6, 2014
Stock options	$585	$347	$2,139	$2,125
Performance share awards	1,335	891	3,407	3,386
Nonvested stock awards	31	46	127	264
Nonvested stock units	723	497	4,105	2,135
Deferred compensation for non-management directors	—	—	263	218
Total share-based compensation expense	$2,674	$1,781	$10,041	$8,128

11.    STOCKHOLDERS’ EQUITY
Repurchases of common stock — In February 2014 and July 2014, the Board of Directors approved two programs, both expiring in November 2015, which provided repurchase authorizations for up to $200.0 million and $100.0 million, respectively, in shares of our common stock. Additionally, in November 2014 and May 2015, the Board of Directors approved two $100.0 million stock buyback programs that expire in November 2016. During fiscal 2015, we repurchased 2.95 million shares at an aggregate cost of $251.6 million and fully utilized the February, July and November 2014 authorizations. As of July 5, 2015, there was $65.5 million remaining under our May 2015 stock-buyback program which expires in November 2016.
Repurchases of common stock included in our condensed consolidated statements of cash flows for 2015 and 2014 include $3.1 million and $7.3 million, respectively, related to repurchase transactions traded in the prior fiscal year and settled in the subsequent quarter.
Dividends — During the third quarter of fiscal 2014, the Board of Directors approved the initiation of a regular quarterly cash dividend. In fiscal 2015, the Board of Directors declared two cash dividends of $0.20 per share each, and one cash dividend of $0.30 per share, which were paid to shareholders of record as of December 1, 2014, March 6, 2015, and June 1, 2015, respectively, and totaled $26.7 million. Future dividends are subject to approval by our Board of Directors.

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

JACK IN THE BOX INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

The following table reconciles basic weighted-average shares outstanding to diluted weighted-average shares outstanding (in thousands):

	Quarter		Year-to-date
	July 5, 2015	July 6, 2014	July 5, 2015	July 6, 2014
Weighted-average shares outstanding – basic	37,106	39,692	37,980	41,320
Effect of potentially dilutive securities:
Stock options	213	576	301	684
Nonvested stock awards and units	196	247	197	327
Performance share awards	146	272	152	274
Weighted-average shares outstanding – diluted	37,661	40,787	38,630	42,605
Excluded from diluted weighted-average shares outstanding:
Antidilutive	99	178	85	145
Performance conditions not satisfied at the end of the period	23	31	17	29

13.	VARIABLE INTEREST ENTITIES
In January 2011, we formed Jack in the Box Franchise Finance, LLC (“FFE”) for the purpose of operating a franchisee lending program to assist Jack in the Box franchisees in re-imaging their restaurants. We are the sole equity investor in FFE. The lending program was comprised of a $20.0 million commitment from the Company in the form of a capital note and an $80.0 million Senior Secured Revolving Securitization Facility entered into with a third party. The lending period and the revolving period expired in June 2012. At July 5, 2015, we had no borrowings under the FFE Facility and we do not plan to make any further contributions.
We have determined that FFE is a VIE, and that we are the primary beneficiary. We considered a variety of factors in identifying the primary beneficiary of FFE including, but not limited to, who holds the power to direct matters that most significantly impact FFE’s economic performance (such as determining the underwriting standards and credit management policies), as well as what party has the obligation to absorb the losses of FFE. Based on these considerations, we have determined that we are the primary beneficiary and the entity is reflected in the accompanying condensed consolidated financial statements.
FFE’s assets consolidated by us represent assets that can be used only to settle obligations of the consolidated VIE. Likewise, FFE’s liabilities consolidated by us do not represent additional claims on our general assets; rather they represent claims against the specific assets of FFE. The impacts of FFE’s results were not material to our condensed consolidated statements of earnings.
The FFE’s balance sheet consisted of the following at the end of each period (in thousands):

	July 5, 2015	September 28, 2014
Cash	$159	$—
Other current assets (1)	1,041	2,494
Other assets, net (1)	2,216	5,776
Total assets	$3,416	$8,270

Current liabilities (2)	$1,153	$2,833
Other long-term liabilities (2)	2,127	5,367
Retained earnings	136	70
Total liabilities and stockholders’ equity	$3,416	$8,270
____________________________

(1)	Consists primarily of amounts due from franchisees.

(2)	Consists primarily of the capital note contribution from Jack in the Box which is eliminated in consolidation.
In 2015, we received $3.9 million of early prepayments on notes receivable due from franchisees, which increased our cash flows from investing activities in the year-to-date period.
Our maximum exposure to loss is equal to its outstanding contributions as of July 5, 2015. This amount represents estimated losses that would be incurred should all franchisees default on their loans without any consideration of recovery.

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
Gessele v. Jack in the Box Inc. — In August 2010, five former employees instituted litigation alleging claims under the federal Fair Labor Standards Act and Oregon wage and hour laws. The plaintiffs alleged that the Company failed to pay non-exempt employees for certain meal breaks and improperly made payroll deductions for shoe purchases and for workers’ compensation expenses, and later added additional claims relating to timing of final pay and related wage and hour claims involving employees of a franchisee. The amended complaint seeks damages of $45.0 million but does not provide a basis for that amount. In fiscal 2012, we accrued for a single claim for which we believe a loss is both probable and estimable; this accrued loss contingency did not have a material effect on our results of operations. We have not established a loss contingency accrual for those claims as to which we believe liability is not probable or estimable, and we plan to vigorously defend against this lawsuit. Nonetheless, an unfavorable resolution of this matter in excess of our current accrued loss contingencies could have a material adverse effect on our business, results of operations, liquidity or financial condition.
Other legal matters — In addition to the matter described above, we are subject to normal and routine litigation brought by former, current or prospective employees, customers, franchisees, vendors, landlords, shareholders or others, whether individually, collectively or on behalf of a proposed class. We intend to defend ourselves in any such matters. Some of these matters may be covered, at least in part, by insurance. Our insurance liability (undiscounted) and reserves are established in part by using independent actuarial estimates of expected losses for reported claims and for estimating claims incurred but not reported. As of July 5, 2015, our estimated liability for general liability and workers’ compensation claims exceeded our self-insurance retention limits by $24.6 million. We expect to be fully covered for these amounts by surety bond issuers or our insurance providers. Although we currently believe that the ultimate determination of liability in connection with legal claims pending against the company, if any, in excess of amounts already provided for such matters in the consolidated financial statements, will not have a material adverse effect on our business, our annual results of operations, liquidity or financial position, it is possible that our results of operations, liquidity, or financial position could be materially affected in a particular future reporting period by the unfavorable resolution of one or more matters or contingencies during such period.
Lease guarantees — In connection with the sale of the Jack in the Box distribution business, we have assigned the lease at one distribution center to a third party. Under this agreement, which expires in 2017, we remain secondarily liable for the lease payments for which we were responsible under the original lease. As of July 5, 2015, the amount remaining under the lease guarantee totaled $1.4 million. We have not recorded a liability for the guarantee as the likelihood of the third party defaulting on the assignment agreements was deemed to be less than probable.

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

	Quarter		Year-to-date
	July 5, 2015	July 6, 2014	July 5, 2015	July 6, 2014
Revenues by segment:
Jack in the Box restaurant operations	$263,339	$259,737	$884,734	$869,650
Qdoba restaurant operations	96,167	88,755	301,515	269,794
Consolidated revenues	$359,506	$348,492	$1,186,249	$1,139,444
Earnings from operations by segment:
Jack in the Box restaurant operations	$62,355	$54,413	$207,523	$184,333
Qdoba restaurant operations	13,805	9,641	37,265	26,354
Shared services and unallocated costs	(25,582)	(21,078)	(84,936)	(79,846)
(Losses) gains on the sale of company-operated restaurants	(183)	24	(4,353)	2,242
Consolidated earnings from operations	50,395	43,000	155,499	133,083
Interest expense, net	4,504	3,535	13,937	12,388
Consolidated earnings from continuing operations and before income taxes	$45,891	$39,465	$141,562	$120,695
Total depreciation expense by segment:
Jack in the Box restaurant operations	$14,737	$15,110	$49,051	$51,379
Qdoba restaurant operations	3,864	3,893	13,179	13,029
Shared services and unallocated costs	1,573	1,688	5,445	5,612
Consolidated depreciation expense	$20,174	$20,691	$67,675	$70,020
Income taxes and total assets are not reported for our segments in accordance with our method of internal reporting.

The following table provides detail of the change in the balance of goodwill for each of our reportable segments (in thousands):

	Qdoba	Jack in the Box	Total
Balance at September 28, 2014	$100,597	$48,477	$149,074
Disposals	—	(32)	(32)
Balance at July 5, 2015	$100,597	$48,445	$149,042
Refer to Note 4, Summary of Refranchisings, Franchisee Development and Acquisitions, for information regarding the transactions resulting in the changes in goodwill.

16.	SUPPLEMENTAL CONSOLIDATED CASH FLOW INFORMATION (in thousands)

	Year-to-date
	July 5, 2015	July 6, 2014
Cash paid during the year for:
Interest, net of amounts capitalized	$13,433	$12,100
Income tax payments	$18,685	$28,913
Non-cash transactions:
Equipment capital lease obligations incurred	$4,894	$—
Increase in dividends accrued at period end	$121	$34
Change in obligation for purchases of property and equipment	$(53)	$6,183

JACK IN THE BOX INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

17.	SUPPLEMENTAL CONSOLIDATED BALANCE SHEET INFORMATION (in thousands)

	July 5, 2015	September 28, 2014
Prepaid expenses:
Prepaid income taxes	$17,720	$27,956
Prepaid rent	13,591	178
Other	9,156	8,180
	$40,467	$36,314
Other assets, net:
Company-owned life insurance policies	$102,713	$100,753
Deferred tax assets	46,986	50,807
Other	85,184	85,738
	$234,883	$237,298
Accrued liabilities:
Payroll and related taxes	$54,014	$54,905
Insurance	34,588	34,834
Advertising	14,147	21,452
Deferred rent income	15,418	2,432
Lease commitments related to closed or refranchised locations	10,188	10,258
Sales and property taxes	10,805	11,760
Other	33,324	27,985
	$172,484	$163,626
Other long-term liabilities:
Pension plans	$136,047	$143,838
Straight-line rent accrual	46,955	48,835
Other	129,307	116,762
	$312,309	$309,435

18.	SUBSEQUENT EVENTS

Declaration of dividend — On July 30, 2015, the Board of Directors declared a cash dividend of $0.30 per share, to be paid on September 9, 2015 to shareholders of record as of the close of business on August 26, 2015. Future dividends will be subject to approval by our Board of Directors.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
GENERAL
All comparisons between 2015 and 2014 refer to the 12-weeks (“quarter”) and 40-weeks (“year-to-date”) ended July 5, 2015 and July 6, 2014, respectively, unless otherwise indicated.
For an understanding of the significant factors that influenced our performance during the quarterly periods ended July 5, 2015 and July 6, 2014, our Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) should be read in conjunction with the Condensed Consolidated Financial Statements and related Notes included in this Quarterly Report and our Annual Report on Form 10-K for the fiscal year ended September 28, 2014.
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
OVERVIEW
As of July 5, 2015, we operated and franchised 2,248 Jack in the Box quick-service restaurants, primarily in the western and southern United States, including one in Guam, and 648 Qdoba fast-casual restaurants throughout the United States, including four in Canada.
Our primary source of revenue is from retail sales at Jack in the Box and Qdoba company-operated restaurants. We also derive revenue from Jack in the Box and Qdoba franchise restaurants, including royalties (based upon a percent of sales), franchise fees, and rents from Jack in the Box franchisees. In addition, we recognize gains or losses from the sale of company-operated restaurants to franchisees, which are included as a line item within operating costs and expenses, net in the accompanying condensed consolidated statements of earnings.

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

•
Same-Store Sales Growth — Same-store sales grew 5.4% year-to-date at company-operated Jack in the Box restaurants driven by favorable product mix changes, transaction growth and price increases. Qdoba’s year-to-date same-store sales increase of 9.1% at company-operated restaurants was driven primarily by our new simplified pricing structure and catering.

•
Commodity Costs — Commodity costs increased approximately 2.0% and 2.4% year-to-date at our Jack in the Box and Qdoba restaurants, respectively, in 2015 compared with a year ago. We expect our overall commodity costs to increase approximately 1.5% - 2.0% in fiscal 2015. Beef represents the largest portion, or approximately 20%, of the Company’s overall commodity spend. We typically do not enter into fixed price contracts for our beef needs. For the full year, we currently expect beef costs to increase approximately 10% - 15%.

•
Restaurant Margin Expansion — Our year-to-date consolidated company-operated restaurant margin increased 190 basis points in 2015 to 20.5%. Jack in the Box’s company-operated restaurant margin improved 200 basis points to 20.8% due primarily to leverage from same-store sales increases and benefits from refranchising activities. Company-operated restaurant margins at our Qdoba restaurants improved 150 basis points to 19.8% primarily reflecting benefits from the new simplified pricing structure and leverage from same-store sales growth.

•
Jack in the Box Franchising Program — We essentially completed our Jack in the Box refranchising strategy with the sale of 20 company-operated restaurants in the Southeast during the second quarter. Year-to-date, franchisees opened a total of 12 restaurants. In fiscal 2015, we expect franchisees to open 13-18 Jack in the Box restaurants. Our Jack in the Box system was 82% franchised at the end of the third quarter and we plan to maintain franchise ownership in the Jack in the Box system at a level between 80% to 85%.

•
Qdoba New Unit Growth — Year-to-date, we opened eight company-operated restaurants and franchisees opened 15 restaurants. Of the new restaurants, seven were in non-traditional locations such as airports and college campuses. In fiscal 2015, we plan to open 40-45 Qdoba restaurants, of which approximately 15-20 are expected to be company-operated restaurants. We expect the majority of our franchise new unit development to be in non-traditional locations.

•
Credit Facility — In July 2015, we completed an amendment to our existing credit agreement to increase overall borrowing capacity to $1.2 billion, consisting of a $900.0 million revolving credit facility and a $300.0 million term loan, both maturing in March 2019.

•
Return of Cash to Shareholders — During 2015 we returned cash to shareholders in the form of share repurchases and cash dividends. We repurchased 2.95 million shares of our common stock at an average price of $85.38 per share, totaling $251.6 million, including the costs of brokerage fees. We also declared dividends of $0.70 per share totaling $26.7 million, and raised the quarterly dividend by 50% in the third quarter.

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
CONSOLIDATED STATEMENTS OF EARNINGS DATA

	Quarter		Year-to-date
	July 5, 2015	July 6, 2014	July 5, 2015	July 6, 2014
Revenues:
Company restaurant sales	75.3%	75.9%	75.1%	75.6%
Franchise revenues	24.7%	24.1%	24.9%	24.4%
Total revenues	100.0%	100.0%	100.0%	100.0%
Operating costs and expenses, net:
Company restaurant costs:
Food and packaging (1)	30.5%	31.9%	31.4%	31.8%
Payroll and employee benefits (1)	26.9%	27.1%	27.1%	27.5%
Occupancy and other (1)	20.7%	21.8%	21.0%	22.0%
Total company restaurant costs (1)	78.2%	80.9%	79.5%	81.4%
Franchise costs (1)	47.9%	50.6%	48.4%	50.3%
Selling, general and administrative expenses	14.2%	13.6%	14.0%	13.6%
Impairment and other charges, net	1.0%	0.5%	0.7%	1.1%
Losses (gains) on the sale of company-operated restaurants	0.1%	—%	0.4%	(0.2)%
Earnings from operations	14.0%	12.3%	13.1%	11.7%
Income tax rate (2)	38.2%	33.8%	37.3%	35.9%
____________________________

(1)	As a percentage of the related sales and/or revenues.

(2)	As a percentage of earnings from continuing operations and before income taxes.

CHANGES IN SAME-STORE SALES

	Quarter		Year-to-date
	July 5, 2015	July 6, 2014	July 5, 2015	July 6, 2014
Jack in the Box:
Company	5.5%	2.4%	5.4%	1.8%
Franchise	7.9%	2.4%	7.0%	1.7%
System	7.3%	2.4%	6.6%	1.7%
Qdoba:
Company	6.6%	7.2%	9.1%	5.2%
Franchise	9.0%	7.7%	11.4%	5.6%
System	7.7%	7.5%	10.2%	5.4%

The following table summarizes the changes in the number and mix of Jack in the Box (“JIB”) and Qdoba company and franchise restaurants:

	July 5, 2015			July 6, 2014
	Company	Franchise	Total	Company	Franchise	Total
Jack in the Box:
Beginning of year	431	1,819	2,250	465	1,786	2,251
New	2	12	14	—	10	10
Refranchised	(21)	21	—	(14)	14	—
Acquired from franchisees	7	(7)	—	4	(4)	—
Closed	(6)	(10)	(16)	—	(9)	(9)
End of period	413	1,835	2,248	455	1,797	2,252
% of JIB system	18%	82%	100%	20%	80%	100%
% of consolidated system	57%	85%	78%	60%	85%	78%
Qdoba:
Beginning of year	310	328	638	296	319	615
New	8	15	23	13	17	30
Closed	(4)	(9)	(13)	(1)	(12)	(13)
End of period	314	334	648	308	324	632
% of Qdoba system	48%	52%	100%	49%	51%	100%
% of consolidated system	43%	15%	22%	40%	15%	22%
Consolidated:
Total system	727	2,169	2,896	763	2,121	2,884
% of consolidated system	25%	75%	100%	26%	74%	100%

Jack in the Box Brand
Company Restaurant Operations
The following table presents Jack in the Box company restaurant sales, costs and margin, and restaurant costs and margin as a percentage of the related sales. Percentages may not add due to rounding (dollars in thousands):

	Quarter				Year-to-date
	July 5, 2015		July 6, 2014		July 5, 2015		July 6, 2014
Company restaurant sales	$179,451		$180,129		$605,786		$605,206
Company restaurant costs:
Food and packaging	55,218	30.8%	58,909	32.7%	192,906	31.8%	197,419	32.6%
Payroll and employee benefits	49,599	27.6%	49,860	27.7%	167,227	27.6%	168,313	27.8%
Occupancy and other	35,115	19.6%	38,147	21.2%	119,797	19.8%	125,965	20.8%
Total company restaurant costs	139,932	78.0%	146,916	81.6%	479,930	79.2%	491,697	81.2%
Restaurant margin	$39,519	22.0%	$33,213	18.4%	$125,856	20.8%	$113,509	18.8%

Jack in the Box company restaurant sales decreased $0.7 million in the quarter and increased $0.6 million year-to-date as compared with the prior year. Higher AUV growth was more than offset in the quarter, and partially offset year-to-date by a decrease in sales attributable to a reduction in the average number of company-operated restaurants resulting from the execution of our refranchising strategy. The following table presents the approximate impact of these increases (decreases) on company restaurant sales (in thousands):

	Quarter	Year-to-date
Jack in the Box AUV increase	$18,300	$55,000
Decrease in the average number of Jack in the Box company restaurants	(19,000)	(54,400)
Total (decrease) increase in company restaurant sales	$(700)	$600

Same-store sales at Jack in the Box company-operated restaurants increased 5.5% in the quarter and 5.4% year-to-date, primarily driven by favorable product mix changes, transaction growth and price increases. The following table summarizes the change in company-operated same-store sales:

	Quarter		Year-to-date
	July 5, 2015	July 6, 2014	July 5, 2015	July 6, 2014
Transactions	1.6%	(1.3)%	1.5%	(1.2)%
Average check (1)	3.9%	3.7%	3.9%	3.0%
Change in same-store sales	5.5%	2.4%	5.4%	1.8%
____________________________

(1)	Amounts in 2015 and 2014 include price increases of approximately 2.0% and 2.9%, respectively, in the quarter, and 2.1% and 2.7%, respectively, year-to-date.
Food and packaging costs as a percentage of company restaurant sales decreased to 30.8% in the quarter and 31.8% year-to-date, compared with 32.7% and 32.6%, respectively, in 2014. In the quarter, menu price increases, lower costs for commodities and favorable product mix contributed to the decrease in food and packaging costs as a percentage of company restaurant sales. Year-to-date, the benefits of menu price increases and product mix changes more than offset higher commodity costs. In 2015, commodity costs decreased 1.1% in the quarter and increased 2.0% year-to-date as higher costs for beef, eggs and cheese, were more than offset in the quarter and partially offset year-to-date by lower costs for pork and shortening. Eggs and beef increased most significantly by approximately 58% and 6%, respectively, in the quarter and 32% and 17%, respectively, year-to-date. We expect commodity costs for fiscal 2015 to increase approximately 1.5% - 2.0%.
Payroll and employee benefit costs as a percentage of company restaurant sales decreased to 27.6% in both periods of 2015 compared with 27.7% in the quarter and 27.8% year-to-date last year. In 2015, sales leverage, the benefits of refranchising and lower costs for group insurance driven by favorable claim trends were partially offset by higher wages from minimum wage increases, an increase in incentive compensation driven by strong operating performance and in the quarter higher costs due to unfavorable development trends associated with workers’ compensation claims.
As a percentage of company restaurant sales, occupancy and other costs decreased to 19.6% in the quarter and 19.8% year-to-date, compared with 21.2% and 20.8%, respectively a year ago due to sales leverage and the benefits of refranchising. These benefits were partially offset by higher costs for credit card fees, maintenance and repair expenses, security, supplies and electricity.

Franchise Operations
The following table presents Jack in the Box franchise revenues and costs in each period and other information we believe is useful in analyzing the change in franchise operations (dollars in thousands):

	Quarter		Year-to-date
	July 5, 2015	July 6, 2014	July 5, 2015	July 6, 2014
Royalties	$31,377	$28,984	$103,158	$95,625
Rental income	52,325	50,276	173,874	166,523
Franchise fees and other	186	347	1,916	2,294
Total franchise revenues	$83,888	$79,607	$278,948	$264,442

Rental expense	$31,388	$31,318	$105,187	$103,442
Depreciation and amortization	7,656	7,784	25,485	26,131
Other franchise support costs	2,506	2,526	8,910	7,432
Total franchise costs	41,550	41,628	139,582	137,005
Franchise margin	$42,338	$37,979	$139,366	$127,437
Franchise margin as a % of franchise revenues	50.5%	47.7%	50.0%	48.2%

Average number of franchise restaurants	1,834	1,798	1,826	1,791
% increase	2.0%		2.0%
Franchise restaurant AUVs	$334	$310	$1,099	$1,027
Increase in franchise-operated same-store sales	7.9%	2.4%	7.0%	1.7%
Royalties as a percentage of estimated franchise restaurant sales	5.1%	5.2%	5.1%	5.2%
Franchise revenues increased $4.3 million, or 5.4% in the quarter and $14.5 million, or 5.5% year-to-date primarily reflecting higher AUVs resulting in an increase in revenues from royalties and percentage rent.
Franchise costs, principally including rents and depreciation on properties leased to Jack in the Box franchisees, decreased slightly in the quarter, and increased $2.6 million year-to-date. The year-to-date increase in franchise costs was primarily driven by rent and depreciation expense associated with the restaurants we sold to franchisees in the last 12 months and the recognition of bad debt expense in 2015 of $0.8 million.
Qdoba Brand
Company Restaurant Operations
The following table presents Qdoba company restaurant sales, costs and margin, and restaurant costs and margin as a percentage of the related sales (dollars in thousands):

	Quarter				Year-to-date
	July 5, 2015		July 6, 2014		July 5, 2015		July 6, 2014
Company restaurant sales	$91,204		$84,269		$285,669		$255,794
Company restaurant costs:
Food and packaging	27,431	30.1%	25,550	30.3%	86,884	30.4%	76,700	30.0%
Payroll and employee benefits	23,297	25.5%	21,873	26.0%	74,421	26.1%	68,852	26.9%
Occupancy and other	20,988	23.0%	19,524	23.2%	67,805	23.7%	63,413	24.8%
Total company restaurant costs	71,716	78.6%	66,947	79.4%	229,110	80.2%	208,965	81.7%
Restaurant margin	$19,488	21.4%	$17,322	20.6%	$56,559	19.8%	$46,829	18.3%

Company restaurant sales increased $6.9 million in the quarter, and $29.9 million year-to-date as compared with the prior year due primarily to growth in AUVs. To a lesser extent, an increase in the number of Qdoba company-operated restaurants also contributed to the increase. The following table presents the approximate impact of these increases on company restaurant sales (in thousands):

	Quarter	Year-to-date
Qdoba AUV increase	$5,200	$21,300
Increase in the average number of Qdoba company restaurants	1,700	8,600
Total increase in company restaurant sales	$6,900	$29,900
Same-store sales at Qdoba company-operated restaurants increased 6.6% in the quarter and 9.1% year-to-date primarily driven by the new simplified menu pricing structure and catering. Same-store sales were negatively impacted by a decrease in transactions in the quarter, and weather year-to-date. The following table summarizes the change in company-operated same-store sales:

	Quarter		Year-to-date
	July 5, 2015	July 6, 2014	July 5, 2015	July 6, 2014
Average check (1)	6.4%	3.6%	7.9%	4.2%
Transactions	(1.1)%	2.7%	—%	0.3%
Catering	1.3%	0.9%	1.2%	0.7%
Change in same-store sales	6.6%	7.2%	9.1%	5.2%
____________________________

(1)	Amounts in 2015 and 2014 include price increases of approximately 0.0% and 1.3%, respectively, in the quarter and 0.3% and 0.8%, respectively, year-to-date.
Food and packaging costs as a percentage of company restaurant sales decreased to 30.1% in the quarter from 30.3% in 2014 and increased to 30.4% year-to-date from 30.0% a year ago. Both periods benefited from the new pricing structure, which was more than offset by higher commodity costs year-to-date. Commodity costs decreased 2.2% in the quarter and increased 2.4% year-to-date. In the quarter, lower costs for produce, pork and cheese were partially offset by higher beef costs. Year-to-date, costs were higher for most commodities except produce and pork. In 2015, beef costs increased the most significantly, by approximately 7% in the quarter and 14% year-to-date. We expect commodity costs for fiscal 2015 to increase approximately 1.5%-2.0%.
Payroll and employee benefit costs as a percentage of company restaurant sales decreased to 25.5% in the quarter and 26.1% year-to-date from 26.0% and 26.9%, respectively, in 2014 driven by leverage from same-store sales increases and lower levels of incentive compensation, partially offset by increases in labor staffing. Year-to-date, a change in our staffing mix made in the second quarter of last year that utilizes a more variable labor model also contributed to the decrease in payroll and employee benefit costs as a percentage of company restaurant sales.
As a percentage of company restaurant sales, occupancy and other costs decreased to 23.0% in the quarter, and 23.7% year-to-date, compared with 23.2% and 24.8%, respectively, in 2014. The decrease was primarily due to sales leverage, partially offset by higher costs for credit card fees and start up costs associated with a new catering call center.

Franchise Operations
The following table presents our Qdoba franchise revenues and costs in each period and other information we believe is useful in analyzing the change in franchise operations (dollars in thousands):

	Quarter		Year-to-date
	July 5, 2015	July 6, 2014	July 5, 2015	July 6, 2014
Royalties	$4,559	$4,030	$14,501	$12,369
Franchise fees and other	404	457	1,345	1,633
Total franchise revenues	4,963	4,487	15,846	14,002

Franchise support costs and other	986	935	3,154	3,065
Franchise margin	$3,977	$3,552	$12,692	$10,937
Franchise margin as a % of franchise revenues	80.1%	79.2%	80.1%	78.1%

Average number of franchise restaurants	333	323	332	321
% increase	3.1%		3.4%
Franchise restaurant AUVs	$272	$249	$870	$778
Increase in franchise-operated same-store sales	9.0%	7.7%	11.4%	5.6%
Royalties as a percentage of estimated franchise restaurant sales	5.0%	5.0%	5.0%	5.0%
Franchise revenues increased $0.5 million or 10.6%, in the quarter, and $1.8 million or 13.2%, year-to-date, primarily reflecting higher AUVs at Qdoba franchise restaurants. To a lesser extent, an increase in the average number of Qdoba franchise restaurants also contributed to the increase in franchise revenues.
Franchise costs, principally support costs, increased slightly in both periods versus a year ago.

Selling, general and administrative (“SG&A”) expenses
The following table presents the change in SG&A expenses compared with the prior year (in thousands):

	Increase / (Decrease)
	Quarter	Year-to-date
Incentive compensation (including share-based compensation)	$(112)	$4,284
Pension and postretirement benefits	1,151	3,837
Insurance	299	(1,492)
Cash surrender value of COLI policies, net	3,769	4,265
Advertising	(1,653)	(1,155)
Employee relocation costs	277	(311)
Other, including restaurant pre-opening costs	(167)	1,887
	$3,564	$11,315
Incentive compensation decreased slightly in the quarter due to a decrease in costs related to our annual incentive compensation plans, partially offset by an increase in share-based compensation expense. Year-to-date, increases in expenses related to our annual incentive compensation plans and share-based compensation drove the increase in incentive compensation. Costs associated with our annual compensation plans came in lower in the quarter but higher year-to-date as we began accruing for higher levels of performance earlier in the year based on performance compared to target. Year-to-date incentive compensation is higher than a year ago due to higher levels of performance. The increase in share-based compensation in both periods primarily relates to our annual grant of nonvested stock units which vest over five years. As this is our fifth year of offering such grants, we are expensing one additional year of grants compared to a year ago.
In 2015, pension and postretirement benefits increased, principally driven by the change in discount rates as compared with a year ago.
Insurance costs increased in the quarter due to unfavorable workers’ compensation and general liability claim developments. Year-to-date, a $1.0 million general liability legal settlement recognized in the prior year and lower costs for group insurance in the current year contributed to the decrease in insurance costs compared to a year ago.
The cash surrender value of our COLI policies, net of changes in our non-qualified deferred compensation obligations supported by these policies, are subject to market fluctuations. The changes in market values had a negative impact of $1.0 million in the quarter, and a positive impact of $0.4 million year-to-date, compared with positive impacts of $2.8 million and $4.7 million respectively, a year ago.
Advertising costs associated with our Qdoba brand were $1.7 million and $1.2 million lower in the quarter and year-to-date, respectively, versus a year ago, fluctuating due to the timing of spending. Advertising costs related to our Jack in the Box brand were flat in both periods compared with last year and remained consistent as a percentage of the related restaurant sales at 5.4% in all periods.

Impairment and other charges, net
Impairment and other charges, net is comprised of the following (in thousands):

	Quarter		Year-to-date
	July 5, 2015	July 6, 2014	July 5, 2015	July 6, 2014
Accelerated depreciation	$2,610	$152	$4,749	$1,302
Restaurant impairment charges	24	146	65	326
Losses on the disposition of property and equipment, net	228	491	580	1,042
Costs of closed restaurants (primarily lease obligations) and other	886	318	2,645	1,613
Restructuring costs	10	561	29	8,350
	$3,758	$1,668	$8,068	$12,633
Impairment and other charges, net increased $2.1 million in the quarter and decreased $4.6 million year-to-date versus a year ago. In the quarter, the increase in impairment and other charges primarily relates to accelerated depreciation of $2.2 million recognized in the current year in connection with upgrading the beverage equipment at our Jack in the Box restaurants. Year-to-date, impairment and other charges decreased due to a decrease in restructuring costs of $8.3 million, partially offset by an increase in accelerated depreciation associated with various projects designed to upgrade certain technology and beverage equipment in our Jack in the Box company-operated restaurants, which we plan to incur throughout the remainder of the fiscal year. In 2014, we recognized a $6.4 million impairment charge in the second quarter of fiscal 2014 related to a restaurant software asset we no longer planned to place in service as a result of our efforts to integrate certain systems across both of our brands. Refer to Note 7, Impairment and Other Charges, Net of the notes to the condensed consolidated financial statements for additional information regarding these costs.

(Losses) gains on the sale of company-operated restaurants
(Losses) gains on the sale of company-operated restaurants to franchisees are detailed in the following table (dollars in thousands):

	Quarter		Year-to-date
	July 5, 2015	July 6, 2014	July 5, 2015	July 6, 2014
Restaurants sold to Jack in the Box franchisees	—	—	21	14

(Losses) gains on the sale of company-operated restaurants	$(183)	$346	$(4,353)	$5,679
Losses on expected sale of company-operated restaurants	—	(322)	—	(3,437)
Total (losses) gains on the sale of company-operated restaurants	$(183)	$24	$(4,353)	$2,242
(Losses) gains on the sale of company-operated restaurants are impacted by the number of restaurants sold and changes in average gains or losses recognized, which relate to the specific sales and cash flows of those restaurants. In 2015 and 2014, (losses) gains on the sale of company-operated restaurants include additional gains of $0.1 million and $0.4 million, respectively, in the quarter, and $0.2 million and $1.5 million, respectively, year-to-date, recognized upon the extension of the underlying franchise and lease agreements related to Jack in the Box restaurants sold in previous years. During the second quarter of 2015, we essentially completed our Jack in the Box refranchising strategy with the sale of 20 company-operated restaurants in the Southeast. Refer to Note 4, Summary of Refranchisings, Franchisee Development and Acquisitions, of the notes to the condensed consolidated financial statements for additional information regarding these (losses) gains.
Interest Expense, Net
Interest expense, net is comprised of the following (in thousands):

	Quarter		Year-to-date
	July 5, 2015	July 6, 2014	July 5, 2015	July 6, 2014
Interest expense	$4,564	$3,746	$14,256	$12,985
Interest income	(60)	(211)	(319)	(597)
Interest expense, net	$4,504	$3,535	$13,937	$12,388
Interest expense, net increased $1.0 million in the quarter, and $1.5 million year-to-date compared with a year ago due primarily to higher average borrowings. Year-to-date, the impact of higher average borrowings was partially offset by a charge of $0.8 million in 2014 to write-off deferred financing fees in connection with the refinancing of our credit facility.
Income Taxes
The tax rate in 2015 was 38.2% in the quarter and 37.3% year-to-date, compared with 33.8% and 35.9%, respectively, a year ago. The major component of the year-over-year change in tax rates was an increase in operating earnings before income taxes and a decrease in the market performance of insurance products used to fund certain non-qualified retirement plans which are excluded from taxable income. The quarter tax rate reflects the conclusion of a state audit and the impact of the completion of the federal income tax return completed during the quarter. We expect the fiscal year tax rate to be approximately 37.0% - 37.5%. The final annual tax rate cannot be determined until the end of the fiscal year; therefore, the actual 2015 rate could differ from our current estimates.

Losses from Discontinued Operations, Net
As described in Note 2, Discontinued Operations, in the notes to the condensed consolidated financial statements, the results of operations from our distribution business and the 2013 Qdoba Closures have been reported as discontinued operations for all periods presented.
Losses from discontinued operations, net of tax are as follows for each discontinued operation (in thousands):

	Quarter		Year-to-date
	July 5, 2015	July 6, 2014	July 5, 2015	July 6, 2014
Distribution business	$(203)	$(353)	$(283)	$(787)
2013 Qdoba Closures	(1,329)	(1,071)	(2,869)	(3,824)
	$(1,532)	$(1,424)	$(3,152)	$(4,611)
In both years, losses from discontinued operations associated with our distribution business primarily relate to insurance settlement costs. In 2015 and 2014, losses from discontinued operations incurred in connection with the 2013 Qdoba Closures primarily relate to unfavorable lease commitment adjustments and broker commissions.
Losses from discontinued operations reduced diluted earnings per share by the following in each period (earnings per share may not add due to rounding):

	Quarter		Year-to-date
	July 5, 2015	July 6, 2014	July 5, 2015	July 6, 2014
Distribution business	$(0.01)	$(0.01)	$(0.01)	$(0.02)
2013 Qdoba Closures	(0.04)	(0.03)	(0.07)	(0.09)
	$(0.04)	$(0.03)	$(0.08)	$(0.11)

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
Based upon current levels of operations and anticipated growth, we expect that cash flows from operations, combined with other financing alternatives in place or available, will be sufficient to meet our capital expenditure, working capital and debt service requirements and fund expected dividend payments and share repurchases for at least the next twelve months.
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
Cash Flows
The table below summarizes our cash flows from operating, investing and financing activities (in thousands):

	Year-to-date
	July 5, 2015	July 6, 2014
Total cash provided by (used in):
Operating activities	$165,145	$113,923
Investing activities	(52,968)	(26,304)
Financing activities	(105,012)	(87,374)
Effect of exchange rate changes	(37)	3
Net increase in cash and cash equivalents	$7,128	$248
Operating Activities. Operating cash flows increased $51.2 million compared with a year ago due primarily to a $10.2 million decrease in payments for income taxes and an increase in net earnings in fiscal 2015. The decrease in income tax payments was primarily driven by tax benefits realized as a result of a fixed asset cost segregation study that was completed in the third quarter of 2014 and tax deductions recognized in connection with our stock-based compensation arrangements which contributed to a $28.0 million prepaid income tax balance at the end of fiscal year 2014.

Investing Activities. Cash used in investing activities increased $26.7 million compared with a year ago due primarily to an increase in capital expenditures and cash used to purchase assets intended for sale and leaseback, and a decrease in proceeds from assets held for sale and leaseback and the sale of company-operated restaurants.
Capital Expenditures — The composition of capital expenditures in each period follows (in thousands):

	Year-to-date
	July 5, 2015	July 6, 2014
Jack in the Box:
New restaurants	$2,598	$3,134
Restaurant facility expenditures	21,101	16,544
Other, including information technology	3,245	2,178
	26,944	21,856
Qdoba:
New restaurants	15,073	13,723
Restaurant facility expenditures	2,032	3,608
Other, including information technology	2,614	91
	19,719	17,422
Shared Services:
Information technology	5,824	3,674
Other, including facility improvements	2,345	873
	8,169	4,547

Consolidated capital expenditures	$54,832	$43,825
Our capital expenditure program includes, among other things, investments in new locations, restaurant remodeling, new equipment and information technology enhancements. Capital expenditures increased compared to a year ago as a result of an increase in spending related to exterior enhancements at our Jack in the Box restaurants, building new Qdoba restaurants and information technology infrastructure at both brands. We expect fiscal 2015 capital expenditures to be approximately $90 -$100 million. In 2015, we plan to open 40-45 Qdoba restaurants, of which approximately 15-20 are expected to be company-operated locations. Additionally, we plan to open approximately 15-20 Jack in the Box franchise and company-operated restaurants in fiscal 2015, of which 2 are expected to be company-operated locations.
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

	Year-to-date
	July 5, 2015	July 6, 2014
Number of restaurants sold to franchisees	21	14

Total proceeds	$2,651	$8,199
For additional information, refer to Note 4, Summary of Refranchisings, Franchisee Development and Acquisitions, of the notes to the condensed consolidated financial statements.

Assets Held for Sale and Leaseback — We use sale and leaseback financing to lower the initial cash investment in our restaurants to the cost of the equipment, whenever possible. In 2015, we exercised our right of first refusal related to four leased properties which we intend to sell and leaseback within the next 12 months. The following table summarizes the cash flow activity related to sale and leaseback transactions in each period (dollars in thousands):

	Year-to-date
	July 5, 2015	July 6, 2014
Number of restaurants sold and leased back	—	3

Proceeds from sale and leaseback transactions	$—	$5,397
Purchases of assets intended for sale and leaseback	$(8,323)	$(19)
As of July 5, 2015, we had investments of $12.8 million in six operating restaurant properties that we expect to sell and leaseback during the next 12 months.
Acquisition of Franchise-Operated Restaurants — The following table details franchise-operated restaurant acquisition activity in each period (dollars in thousands):

	Year-to-date
	July 5, 2015	July 6, 2014
Number of Jack in the Box restaurants acquired from franchisees	7	4
Cash used to acquire franchise-operated restaurants	$—	$1,750
For additional information, refer to Note 4, Summary of Refranchisings, Franchisee Development and Acquisitions, of the notes to the condensed consolidated financial statements.
Financing Activities. Cash flows used in financing activities increased $17.6 million compared with a year ago primarily due to a net increase in cash outflows related to our credit facility, an increase in cash used to pay dividends and a decrease in proceeds from the issuance of our common stock, partially offset by a decrease in cash used to repurchase shares of our common stock.
Credit Facility — On July 1, 2015, the Company amended its credit facility to increase our overall borrowing capacity. The amended credit facility was increased to $1.2 billion, consisting of (i) a $900.0 million revolving credit facility and (ii) a $300.0 million term loan facility. In connection with the amendment, the Company borrowed $300.0 million under the term loan and approximately $360.0 million under the revolving credit facility. The proceeds from the amendment were used to repay all borrowings under the credit facility prior to the amendment and pay related transaction fees and expenses associated with amending the credit facility. At July 5, 2015, we had borrowings under the revolving credit facility of $350.0 million, $300.0 million outstanding under the term loan and letters of credit outstanding of $22.1 million. Refer to Note 3, Indebtedness, of the notes to the condensed consolidated financial statements for additional information regarding the credit facility.
Interest Rate Swaps — To reduce our exposure to rising interest rates, in April 2014, we entered into nine forward-starting interest rate swap agreements that effectively convert $300.0 million of our variable rate borrowings to a fixed rate basis from October 2014 through October 2018. In June 2015, we entered into eleven forward-starting interest rate swap agreements that effectively convert an additional $200.0 million of our variable rate borrowings to a fixed rate from October 2015 through October 2018, and $500.0 million from October 2018 through October 2022. For additional information, refer to Note 6, Derivative Instruments, of the notes to the condensed consolidated financial statements and Item 3, Quantitative and Qualitative Disclosures About Market Risk, of this Report.
Repurchases of Common Stock — During fiscal 2015, we repurchased 2.95 million shares at an aggregate cost of $251.6 million compared with 4.95 million shares repurchased at an aggregate cost of $277.0 million a year ago. As of July 5, 2015, there was $65.5 million remaining under a May 2015 stock-buyback program which expires in November 2016.
Repurchases of common stock included in our condensed consolidated statements of cash flows for 2015 and 2014, include $3.1 million and $7.3 million, respectively, related to repurchase transactions traded in the prior fiscal year and settled in the subsequent quarter.
Dividend — The Board of Directors approved the initiation of a regular quarterly cash dividend in the third quarter of fiscal 2014. In fiscal 2015, two quarterly cash dividends of $0.20 per share each and one quarterly cash dividend of $0.30 per share were declared totaling $26.7 million. Future dividends are subject to approval by our Board of Directors.

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

•
Growth and new restaurant development involve substantial risks, including risks associated with unavailability of suitable franchisees, limited financing availability, cost overruns and the inability to secure suitable sites on acceptable terms. In addition, our growth strategy includes opening restaurants in new or existing markets where we cannot assure that we will be able to successfully expand or acquire critical market presence, attract customers or otherwise operate profitably.

•
There are risks associated with our franchise business model, including the demand for our franchises, the selection of appropriate franchisees and whether our franchisees and new restaurant developers will have the capabilities to be effective operators and remain aligned with us on operating, promotional and capital-intensive initiatives, in an ever-changing competitive environment. Additionally, our franchisees and operators could experience operational, financial or other challenges that could affect payments to us of rents and/or royalties, or could damage our brands and reputation.

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

ITEM 3.        QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Our primary exposure to risks relating to our financial instruments is changes in interest rates. Our credit facility, which is comprised of a revolving credit facility and a term loan, bears interest at an annual rate equal to the prime rate of LIBOR plus an applicable margin based on a financial leverage ratio. As of July 5, 2015, the applicable margin for the LIBOR-based revolving loans and term loan was set at 1.75%.
We use interest rate swap agreements to reduce exposure to interest rate fluctuations. In April 2014, we entered into nine forward-starting interest rate swap agreements that effectively convert $300.0 million of our variable rate borrowings to a fixed rate basis from October 2014 through October 2018. In June 2015, we entered into eleven forward-starting interest rate swap agreements that effectively convert an additional $200.0 million of our variable rate borrowings to a fixed rate from October 2015 through October 2018, and $500.0 million from October 2018 through October 2022. Based on the applicable margin in effect as of July 5, 2015, these twenty interest rate swaps would yield average fixed rates of 2.60%, 2.93%, 3.64%, 4.16%, 4.37%, 4.64%, 4.82%, 4.92% in years one through eight, respectively.
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
ITEM 4.        CONTROLS AND PROCEDURES
Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures
Based on an evaluation of the Company’s disclosure controls and procedures (as defined in Rules 13a - 15 and 15d - 15 of the Securities Exchange Act of 1934, as amended), as of the end of the Company’s quarter ended July 5, 2015, the Company’s Chief Executive Officer and Chief Financial Officer (its principal executive officer and principal financial officer, respectively) have concluded that the Company’s disclosure controls and procedures were effective.

Changes in Internal Control over Financial Reporting
There have been no changes in the Company’s internal control over financial reporting that occurred during the Company’s fiscal quarter ended July 5, 2015 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.
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
Stock Repurchases — In February 2014 and July 2014, the Board of Directors approved two programs, both expiring in November 2015, which provided repurchase authorizations for up to $200.0 million and $100.0 million, respectively, in shares of our common stock. Additionally, in November 2014 and May 2015, the Board of Directors approved two $100.0 million stock buyback programs that expire in November 2016. During fiscal 2015, we repurchased 2.95 million shares at an aggregate cost of $251.6 million and fully utilized the February 2014, July 2014 and November 2014 authorizations. As of July 5, 2015, there was $65.5 million remaining under the May 2015 stock-buyback program which expires in November 2016.
The following table summarizes shares repurchased during the quarter ended July 5, 2015. The average price paid per share in column (b) below does not include the cost of brokerage fees.

	(a) Total number of shares purchased	(b) Average price paid per share	(c) Total number of shares purchased as part of publicly announced programs	(d) Maximum dollar value that may yet be purchased under these programs
				$140,520,207
April 13, 2015 - May 10, 2015	—	$—	—	$140,520,207
May 11, 2015 - June 7, 2015	481,459	$86.61	481,459	$98,807,835
June 8, 2015 - July 5, 2015	380,751	$87.40	380,751	$65,521,071
Total	862,210	$86.96	862,210
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
10.1
Waiver, Joinder and Second Amendment, dated as of July 1, 2015, among Jack in the Box Inc., the Guarantors party thereto, Wells Fargo Bank, National Association, as administrative agent, and the lenders party thereto.
		8-K	7/7/2015
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	—	Filed herewith
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	—	Filed herewith
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	—	Filed herewith
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	—	Filed herewith
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

JACK IN THE BOX INC.

By:	/S/ JERRY P. REBEL
Jerry P. Rebel
Executive Vice President and Chief Financial Officer (principal financial officer) (Duly Authorized Signatory)
Date: August 6, 2015