Form 10-K
period 2015-09-27
JACK IN THE BOX INC /NEW/
filed 2015-11-19
CIK 807882

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE FISCAL YEAR ENDED SEPTEMBER 27, 2015
COMMISSION FILE NUMBER 1-9390

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
Yes ☐    No ☑
The aggregate market value of the common stock held by non-affiliates of the registrant as of the last business day of the registrant’s most recently completed second fiscal quarter, computed by reference to the closing price reported on the NASDAQ Global Select Market — Composite Transactions as of April 10, 2015, was approximately $3.5 billion.
Number of shares of common stock, $0.01 par value, outstanding as of the close of business on November 13, 2015 — 35,793,030.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the Proxy Statement to be filed with the Securities and Exchange Commission in connection with the 2016 Annual Meeting of Stockholders are incorporated by reference into Part III hereof.

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
In some cases, information regarding certain important factors that could cause our actual results to differ materially from any forward-looking statement appears together with such statement. In addition, the factors described under “Risk Factors” and “Discussion of Critical Accounting Estimates” in this Form 10-K, as well as other possible factors not listed, could cause our actual results, economic performance, financial condition or achievements to differ materially from those expressed in any forward-looking statements. As a result, investors should not place undue reliance on such forward-looking statements, which speak only as of the date of this report. The Company is under no obligation to update forward-looking statements, whether as a result of new information or otherwise.

PART I

ITEM 1.	BUSINESS
The Company
Overview.  Jack in the Box Inc., based in San Diego, California, operates and franchises 2,910 Jack in the Box® quick-service restaurants (“QSRs”) and Qdoba Mexican Eats® fast-casual restaurants ("Qdoba"). References to the Company throughout this Annual Report on Form 10-K are made using the first person notations of “we,” “us” and “our.”
Jack in the Box.  The first Jack in the Box restaurant opened in 1951. Jack in the Box is one of the nation’s largest hamburger chains and, based on number of restaurants, is the second largest QSR hamburger chain in eight of our top 10 major markets, which comprise 61% of the total system. As of the end of our fiscal year on September 27, 2015, the Jack in the Box system included 2,249 restaurants in 21 states, and Guam, of which 413 were company-operated and 1,836 were franchise-operated.
Qdoba Mexican Eats.  To supplement our core growth and balance the risk associated with growing solely in the highly competitive hamburger segment of the QSR industry, in 2003 we acquired Qdoba Restaurant Corporation, operator and franchisor of Qdoba Mexican Eats. Qdoba is the second largest fast-casual Mexican food brand in the United States. As of September 27, 2015, the Qdoba system included 661 restaurants in 47 states, the District of Columbia and Canada, of which 322 were company-operated and 339 were franchise-operated.
Strategic Plan.  Our long-term strategic plan focuses on continued growth, increasing average unit volumes, and improving restaurant profitability and returns on invested capital.
Through the execution of our refranchising strategy over the last five years, we have increased franchise ownership of the Jack in the Box system from 57% at the end of fiscal 2010 to 82% at the end of fiscal 2015. In fiscal 2015, our Jack in the Box franchisees independently developed 16 new franchise restaurants, and we expect the majority of Jack in the Box new unit growth will be through franchise restaurants.
Through new unit growth, acquisitions of franchised Qdoba restaurants in select markets, and the refranchising of Jack in the Box restaurants, Qdoba has become a more prominent part of our company restaurant operations. As of the end of fiscal 2015, Qdoba comprised approximately 44% of our total company-operated units as compared with approximately 16% five years ago. We plan to continue to build out the number of Qdoba company locations at an accelerated pace over the next several years. Accelerating the growth of our Qdoba brand by increasing market penetration is anticipated to generate heightened brand awareness.
Restaurant Concepts
Jack in the Box.  Jack in the Box restaurants offer a broad selection of distinctive, innovative products including classic burgers like our Jumbo Jack®, and innovative new product lines such as our Buttery Jack™. We also offer tacos, regular and curly fries, specialty sandwiches, salads and real ice cream shakes. We allow our guests to customize their meals to their tastes and order any product when they want it, including breakfast items any time of day (or night).
The Jack in the Box restaurant chain was the first major hamburger chain to develop and expand the concept of drive-thru restaurants. In addition to drive-thru windows, most of our restaurants have seating capacities ranging from 20 to 100 persons and are open 18-24 hours a day. Drive-thru sales currently account for approximately 70% of sales at company-operated restaurants. The average check in fiscal year 2015 was $7.15 for company-operated restaurants.
With a presence in only 21 states, we believe Jack in the Box is a brand with significant growth opportunities. In fiscal 2015, we continued to expand in existing markets. We opened two company-operated restaurants and franchisees opened 16 Jack in the Box restaurants during the year. In fiscal 2016, we expect to open approximately 20 new Jack in the Box restaurants system-wide.

The following table summarizes the changes in the number of company-operated and franchise Jack in the Box restaurants over the past five years:

	Fiscal Year
	2015	2014	2013	2012	2011
Company-operated restaurants:
Beginning of period	431	465	547	629	956
New	2	1	6	19	15
Refranchised	(21)	(37)	(78)	(97)	(332)
Closed	(6)	(2)	(11)	(4)	(10)
Acquired from franchisees	7	4	1	—	—
End of period total	413	431	465	547	629
% of system	18%	19%	21%	24%	28%
Franchise restaurants:
Beginning of period	1,819	1,786	1,703	1,592	1,250
New	16	11	11	18	16
Refranchised	21	37	78	97	332
Closed	(13)	(11)	(5)	(4)	(6)
Sold to company	(7)	(4)	(1)	—	—
End of period total	1,836	1,819	1,786	1,703	1,592
% of system	82%	81%	79%	76%	72%
System end of period total	2,249	2,250	2,251	2,250	2,221
Qdoba.  Qdoba’s menu features Mexican-themed food items including burritos, tacos, salads, and quesadillas. Guests can customize their meals by adding 3-cheese queso, guacamole, and a variety of sauces and salsas without paying an extra charge. In fiscal 2016, the Qdoba brand will continue to evolve through menu innovation, and a new restaurant design, uniforms, and logo. Our new logo modifies the full name of our brand from Qdoba Mexican Grill® to Qdoba Mexican Eats to better reflect the flavors and variety our menu offers.
Our restaurants also offer a variety of catering options that can be tailored to feed groups of ten to several hundred. While some of our restaurants serve breakfast, the majority generally operate from 10:30 a.m. to 10:00 p.m. and have a seating capacity that ranges from 60 to 80 persons, including outdoor patio seating at many locations. In fiscal 2015, the average check for company-operated restaurants was $11.82, which excludes catering sales.
We believe there is significant opportunity for continued growth at Qdoba, and currently estimate the long-term growth potential for Qdoba to be approximately 2,000 units across the United States. Our company-operated restaurants are generally located in larger market areas, while franchise development is more weighted towards non-traditional sites (airports, campuses, etc.) or areas where local franchisees can operate more efficiently. During fiscal 2015, we opened 17 company-operated restaurants and franchisees opened 22 Qdoba restaurants, including 11 non-traditional sites. In fiscal 2016, 50-60 new Qdoba restaurants are expected to open system-wide, of which approximately half are expected to be company-operated locations.

The following table summarizes the changes in the number of company-operated and franchise Qdoba restaurants over the past five years:

	Fiscal Year
	2015	2014	2013	2012	2011
Company-operated restaurants:
Beginning of period	310	296	316	245	188
New	17	16	34	26	25
Refranchised	—	—	(3)	—	—
Closed	(5)	(2)	(64)	(1)	—
Acquired from franchisees	—	—	13	46	32
End of period total	322	310	296	316	245
% of system	49%	49%	48%	50%	42%
Franchise restaurants:
Beginning of period	328	319	311	338	337
New	22	22	34	32	42
Refranchised	—	—	3	—	—
Closed	(11)	(13)	(16)	(13)	(9)
Sold to company	—	—	(13)	(46)	(32)
End of period total	339	328	319	311	338
% of system	51%	51%	52%	50%	58%
System end of period total	661	638	615	627	583

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
Each of our brands have multiple restaurant models with different seating capacities to improve our flexibility in selecting locations for our restaurants. Management believes that this flexibility enables the Company to match the restaurant configuration with the specific economic, demographic, geographic or physical characteristics of a particular site.
The majority of our Jack in the Box restaurants are constructed on leased land or on land that we purchased and subsequently sold, along with the improvements, in sale and leaseback transactions. Typical costs to develop a traditional Jack in the Box restaurant, excluding the land value, range from $1.2 million to $2.0 million. Upon completion of a sale and leaseback transaction, the Company’s initial cash investment is reduced to the cost of equipment, which ranges from approximately $0.3 million to $0.5 million.
The majority of Qdoba restaurants are located in leased spaces ranging from conventional large-scale retail projects to smaller neighborhood retail strip centers as well as non-traditional locations such as airports, college campuses and food courts. Qdoba restaurant development costs generally range from $0.5 million to $1.5 million depending on the type, square footage and geographic region. In fiscal 2015, we began testing new restaurant design elements as part of our brand evolution. Each element will be evaluated to determine the optimum design for new units and remodels of existing locations.
Franchising Program
Jack in the Box.  The Jack in the Box franchise agreement generally provides for an initial franchise fee of $50,000 per restaurant for a 20-year term, royalty payments, and marketing fees at 5% of gross sales. Royalty rates, typically 5% of gross sales, can range from 1% to as high as 15% of gross sales, and some existing agreements provide for variable rates and/or royalty holidays. We may offer development agreements to franchisees for construction of one or more new restaurants over a defined period of time and in a defined geographic area. Developers are required to pay a fee, which may be credited against a portion of the franchise fee due when restaurants open in the future. Developers may forfeit such fees and lose their rights to future development if they do not maintain the required schedule of openings. To stimulate growth we have offered lower royalty rates to franchisees who opened restaurants within specified time frames.
In connection with the sale of a company-operated restaurant, the restaurant equipment and the right to do business at that location for a specified term are sold to the franchisee. The aggregate price is negotiated based upon the value of the restaurant as a going concern, which depends on various factors, including the sales and cash flows of the restaurant, as well as its location and history. In addition, the land and building are generally leased or subleased to the franchisee at a negotiated rent, typically equal to the greater of a minimum base rent or a percentage of gross sales. The franchisee is usually required to pay property taxes, insurance and ancillary costs, and is responsible for maintaining the restaurant.
Qdoba.  The current Qdoba franchise agreement generally provides for an initial franchise fee of $30,000 per restaurant, a 10-year term with a 10-year option to extend at a fee of $5,000, royalty payments, and marketing fees of up to 2% of gross sales. Most franchisees are also required to spend a minimum of 1% of gross sales on local marketing for their restaurants. Royalty rates are typically 5% of gross sales. We offer development agreements to franchisees for the construction of one or more new restaurants over a defined period of time and in a defined geographic area for a development fee, a portion of which may be credited against franchise fees due for restaurants when they are opened. If the developer does not maintain the required schedule of openings, they may forfeit such fees and lose their rights to future development. We continue to pursue non-traditional locations both through multi-location commitments and single unit franchise agreements. Currently, the non-traditional franchise agreements we offer provide for a $30,000 initial franchise fee, and a 6% royalty rate. To enhance our multi unit non-traditional growth, we may offer agreements that provide for lower fees.
Restaurant Management and Operations
Jack in the Box and Qdoba restaurants are operated by a company manager or franchise operator who is directly responsible for the operations of the restaurant, including product quality, service, food safety, cleanliness, inventory, cash control and the conduct and appearance of employees. We focus on attracting, selecting, engaging and retaining employees and franchisees who share our passion for creating long-lasting, successful restaurants.
At both brands, restaurant managers are supervised by district managers, who are overseen by directors of operations, who report to vice presidents of operations. Under our performance system, vice presidents and directors are eligible for an annual incentive based on achievement of goals related to region level sales, profit, and company-wide performance. District managers and restaurant managers are eligible for quarterly incentives based on growth in restaurant sales and profit and/or certain other operational performance standards.
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
Qdoba. The Qdoba Career Map is the core development tool used to provide employees with detailed education by position, from entry level to restaurant manager. Restaurant managers and hourly team members are certified to train and develop employees through a series of on-the-job and classroom trainings that focus on knowledge, skills and behaviors. The Team Member Progression program within the Career Map tool recognizes achievement for our cooks and line servers who showcase excellence in their positions. Team members must have, or acquire, specific technical and behavioral skills to reach an achievement level.
Customer Satisfaction
Company-operated and franchise-operated restaurants devote significant resources toward ensuring that all of our restaurants offer quality food and excellent service. To help us maintain a high level of customer satisfaction, our Voice of Guest program provides restaurant managers, district managers, and franchise operators with ongoing feedback from guests who complete a short guest satisfaction survey via an invitation typically provided on the register receipt. In these surveys, guests rate their satisfaction with key elements of their restaurant experience, including friendliness, food quality, cleanliness, speed of service and order accuracy. In 2015, the Jack in the Box and Qdoba systems received approximately 2.0 million and 0.2 million guest survey responses, respectively. Our Guest Relations department also receives feedback that guests report either by telephone or via our website, and communicates that feedback to restaurant managers and franchise operators. We also collect guest feedback through social media and other resources.
Food Safety and Quality
Our “farm-to-fork” food safety and quality assurance programs are designed to maintain high standards for the food products and food preparation procedures used by our vendors and in our restaurants. We maintain product specifications and our Food Safety and Regulatory Compliance Department must approve all suppliers of food products to our restaurants. We manage food safety in our restaurants through a comprehensive food safety management program that is based on the Food and Drug Administration (“FDA”) Food Code and the Hazard Analysis & Critical Control Points (“HACCP”) system. HACCP includes employee training, testing, documented restaurant practices and attention to product safety and quality at each stage of the food preparation cycle. The U.S. Department of Agriculture, FDA and the Center for Science in the Public Interest have recognized our HACCP-based program as a leader in the industry. In addition, our food safety management program uses American National Standards Institute certified food safety training programs to train our company and franchise restaurant management employees on food safety practices for our restaurants.
Supply Chain
Historically, we provided purchasing and distribution services for our company-operated restaurants and most of our franchise-operated restaurants. Our remaining franchisees purchased product from approved suppliers and distributors. In fiscal 2012, all of our company-operated Qdoba restaurants and approximately 90% of our Qdoba franchisees began utilizing the distribution services of a third-party distributor under a long-term contract, ending February 2017.
In July 2012, all of our Jack in the Box company-operated restaurants and approximately 90% of our Jack in the Box franchisees entered into a long-term contract with another third-party distributor to provide distribution services to our Jack in the Box restaurants through August 2022. In the fourth quarter of fiscal 2012, we completed the transition of services from one distribution center and our remaining centers were transitioned by the end of the first quarter of fiscal 2013. Since June 2015, the remaining 10% of our Jack in the Box franchisees have utilized the same third-party distributor under the same long-term contract agreement.
The primary commodities purchased by our restaurants are beef, poultry, pork, cheese and produce. We monitor the primary commodities we purchase in order to minimize the impact of fluctuations in price and availability, and we may enter into purchasing contracts and pricing arrangements when we consider them advantageous. However, certain commodities remain subject to price fluctuations. We believe all essential food and beverage products are available, or can be made available, upon short notice from alternative qualified suppliers.
Information Systems
At our shared services corporate support center, we have centralized financial accounting systems, human resources and payroll systems, and a communications and network infrastructure that supports both Jack in the Box and Qdoba corporate functions. Our restaurant software allows for daily polling of sales, inventory and other data from the restaurants directly. Our company restaurants and traditional site franchise restaurants use standardized Windows-based touch screen point-of-sale (“POS”) platforms. These platforms allow the restaurants to accept cash, credit cards and our re-loadable gift cards. Our Qdoba POS system is also enhanced with an integrated guest loyalty program as well as a takeout and delivery interface. The takeout and delivery interface is used to manage online and catering orders which are distributed to sites via a hosted online ordering website.
We have developed business intelligence systems that provide visibility to the key metrics in the operation of company and franchise restaurants. These systems play an integral role in accumulating and analyzing market information. Our company restaurants use labor scheduling systems to assist managers in managing labor hours based on forecasted sales volumes. We also have inventory management systems which enable timely and accurate deliveries of food and packaging to our restaurants. To support order accuracy and speed of service, our drive-thru Jack in the Box restaurants use color order confirmation screens. We are currently engaged in a comprehensive review of our restaurant level technologies at Jack in the Box and Qdoba to identify opportunities to integrate systems across both of our brands.
Advertising and Promotion
Jack in the Box. At Jack in the Box, we build brand awareness through our marketing and advertising programs and activities. These activities are supported primarily by financial contributions to a marketing fund from all company and franchise restaurants based on a percentage of gross sales. Activities to advertise restaurant products, promote brand awareness and attract customers include, but are not limited to, system and regional campaigns on television, radio and print media, as well as digital and social media.
Qdoba. At Qdoba, the goal of our advertising and marketing efforts is to build brand awareness and generate traffic, and we seek to build brand advocates by delivering a great guest experience in the restaurants. All restaurants contribute a small percentage of gross sales to a fund primarily used for production and development of radio and print media, as well as digital and social media. Advertising is primarily done at the regional or local level for both company and franchise owned and operated restaurants, and is determined by the local management. Advertising is created at the brand level and the system operators can utilize these assets, or tap into our in-house creative services group to create custom advertising that meets their particular communication objectives while adhering to brand standards.

Employees
At September 27, 2015, we had approximately 20,700 employees, of whom 19,800 were restaurant employees, 600 were corporate personnel, and 300 were field management or administrative personnel. Employees are paid on an hourly basis, except certain restaurant management, operations and corporate management, and administrative personnel. We employ both full- and part-time restaurant employees in order to provide the flexibility necessary during peak periods of restaurant operations. We have not experienced any significant work stoppages, and we support our employees, including part-time workers, by offering industry competitive wages and benefits.
Executive Officers
The following table sets forth the name, age, position and years with the Company of each person who is an executive officer of Jack in the Box Inc.:

Name	Age	Positions	Years with the Company
Leonard A. Comma	46	Chairman of the Board and Chief Executive Officer	14
Mark H. Blankenship, Ph.D.	54	Executive Vice President, Chief People, Culture and Corporate Strategy Officer	18
Jerry P. Rebel	58	Executive Vice President and Chief Financial Officer	12
Phillip H. Rudolph	57	Executive Vice President, Chief Legal and Risk Officer and Corporate Secretary	8
Frances L. Allen	53	President, Jack in the Box Brand	1
Timothy P. Casey	55	President, Qdoba Restaurant Brand	3
Keith M. Guilbault	52	Senior Vice President and Chief Marketing Officer	11
Paul D. Melancon	59	Senior Vice President of Finance, Controller and Treasurer	10
Carol A. DiRaimo	54	Vice President of Investor Relations and Corporate Communications	7
Dean C. Gordon	53	Vice President of Supply Chain	6
Raymond Pepper	54	Vice President and General Counsel	18
The following sets forth the business experience of each executive officer for at least the last five years:
Mr. Comma has been Chairman of the Board and Chief Executive Officer since January 2014. From May 2012 until October 2014, he served as President, and from November 2010 through January 2014, as Chief Operating Officer. Mr. Comma served as Senior Vice President and Chief Operating Officer from February 2010 to November 2010, Vice President Operations Division II from February 2007 to February 2010, Regional Vice President of the Company’s Southern California region from May 2006 to February 2007 and Director of Convenience-Store & Fuel Operations for the Company’s proprietary chain of Quick Stuff convenience stores from August 2001 to May 2006. Mr. Comma has 23 years of retail and franchise experience.
Dr. Blankenship has been Executive Vice President, Chief People, Culture and Corporate Strategy Officer since November 2013. He was previously Senior Vice President and Chief Administrative Officer from October 2010 to November 2013, Vice President, Human Resources and Operational Services from October 2005 to October 2010 and Division Vice President, Human Resources from October 2001 to September 2005. Dr. Blankenship has 18 years of experience with the Company in various human resource and training positions.
Mr. Rebel has been Executive Vice President and Chief Financial Officer since October 2005. He was previously Senior Vice President and Chief Financial Officer from January 2005 to October 2005 and Vice President and Controller of the Company from September 2003 to January 2005. Prior to joining the Company in 2003, Mr. Rebel held senior level positions with Fleming Companies and CVS Corporation. He has more than 35 years of corporate finance experience.

Mr. Rudolph has been Chief Legal and Risk Officer since October 2014, Executive Vice President since February 2010, and Corporate Secretary since November 2007. Before becoming Chief Legal and Risk Officer, he was General Counsel since November 2007. Prior to joining the Company, Mr. Rudolph was Vice President and General Counsel for Ethical Leadership Group. He was previously a partner in the Washington, D.C. office of Foley Hoag, LLP, and a Vice President at McDonald’s Corporation where, among other roles, he served as U.S. and International General Counsel. Before joining McDonald’s, Mr. Rudolph spent 15 years with the law firm of Gibson, Dunn & Crutcher, LLP, the last six of which he spent as a litigation partner in the firm’s Washington, D.C. office. Mr. Rudolph has more than 30 years of legal experience.
Ms. Allen has served as President of the Jack in the Box brand since October 2014. She joined the Company with more than 30 years of branding and marketing experience, including senior leadership roles at such major organizations as Denny’s, Dunkin’ Brands, Sony Ericsson Mobile Communications, PepsiCo and Frito-Lay. From July 2010 to October 2014, Ms. Allen worked for Denny’s Corp., most recently as its Chief Brand Officer and, previously, as its Chief Marketing Officer. From 2007 to 2009, she

was Chief Marketing Officer of Dunkin’ Brands, from 2004 to 2007, she was Vice President of Marketing, North America at Sony Ericsson Mobile Communications, and from 1998 to 2004, she held several positions at PepsiCo, most recently as Vice President of Marketing. Prior to that, Ms. Allen served at Frito-Lay as Director of International Advertising, and worked for several advertising agencies.
Mr. Casey has been President of Qdoba since March 2013. From 2010 until March 2013, he served as President and Chief Executive Officer of MFOC Holdco, Inc., the parent company of the Mrs. Fields Brand and TCBY. From 2007 to 2010, Mr. Casey was an executive with International Coffee & Tea, which operated and franchised The Coffee Bean & Tea Leaf, most recently serving as Vice President of Global Brand Marketing, Product Development and Operations. As Regional Vice President at Starbucks from 1998 to 2004, Mr. Casey managed more than 500 stores in a 10-state region. Prior to joining Starbucks in 1996, Mr. Casey held leadership positions in marketing and operations with Circle K Corporation and Southland Corporation. He has more than 30 years experience in the restaurant and retail industries.
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
Mr. Melancon has been Senior Vice President of Finance, Controller and Treasurer since November 2013. He was previously Vice President of Finance, Controller and Treasurer from September 2008 to November 2013 and Vice President and Controller from July 2005 to September 2008. Before joining the Company, Mr. Melancon held senior financial positions at several major companies, including Guess?, Inc., Hyper Entertainment, Inc. (a subsidiary of Sony Corporation of America) and Sears, Roebuck and Company. Mr. Melancon has more than 35 years of experience in accounting and finance, including 11 years with Price Waterhouse.
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
Mr. Gordon has been Vice President of Supply Chain since October 2012. He was previously Division Vice President of Purchasing from February 2009 to October 2012. Prior to joining the Company in February 2009, Mr. Gordon was Vice President of Supply Chain Management for Potbelly Sandwich Works from December 2005 to February 2009, and he held various positions with Applebee’s International from August 2000 to December 2005, most recently as Executive Director of Procurement. Mr. Gordon also held a number of positions at Prandium, Inc., an operator of multiple restaurant concepts, from October 1994 to August 2000. Mr. Gordon has over 20 years of Supply Chain Management experience.
Mr. Pepper has been Vice President and General Counsel since September 2014. He was previously Vice President, Deputy General Counsel since September 2013 and Division Vice President, Deputy General Counsel from July 2009 to September 2013. Prior to that, Mr. Pepper held the positions of Division Vice President, Corporate Counsel from 2003 to 2009 and Director, Corporate Counsel from 1997 to 2003. Before joining the Company, Mr. Pepper spent 11 years with the law firm of Miller, Boyko and Bell, both as an associate and partner. Mr. Pepper has 29 years of legal experience.
Trademarks and Service Marks
The Jack in the Box, Qdoba Mexican Eats, and Qdoba names are of material importance to us, and each is a registered trademark and service mark in the United State and elsewhere. In addition, we have registered or applied to register numerous service marks and trade names for use in our businesses, including the Jack in the Box logo, Qdoba logos, Qdoba Mexican Grill mark and various product names and designs.
Seasonality
Restaurant sales and profitability are subject to seasonal fluctuations because of factors such as vacation and holiday travel and events, seasonal weather conditions, and crises, which affect the public’s dining habits.

Competition and Markets
The restaurant business is highly competitive and is affected by local and national economic conditions, including unemployment levels, population and socioeconomic trends, traffic patterns, competitive changes in a geographic area, changes in consumer dining habits and preferences, and new information regarding diet, nutrition and health that affect consumer spending habits. Key elements of competition in the industry are the quality and innovation in the food products offered, price and perceived value, quality of service experience, including technological innovations, speed of service, personnel, advertising and other marketing efforts, name identification, restaurant location, and image and attractiveness of the facilities.
Each Jack in the Box and Qdoba restaurant competes directly and indirectly with a large number of national and regional restaurant chains, some of which have significantly greater financial resources, as well as with locally-owned and/or independent restaurants in the quick-service and the fast-casual segments, and other “food away from home” consumer options including catering and delivery services. In selling franchises, we compete with many other restaurant franchisors, some of whom have substantially greater financial resources.
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
Regulation
Each restaurant is subject to regulation by federal agencies, as well as licensing and regulation by state and local health, sanitation, safety, fire, zoning, building, taxing and other agencies and departments. Restaurants are also subject to rules and regulations imposed by owners and/or operators of shopping centers, college campuses, airports, military bases or other locations in which a restaurant is located. Difficulties or failures in obtaining and maintaining any required permits, licenses or approvals, or difficulties in complying with applicable rules and regulations, could result in restricted operations, closures of existing restaurants, delays or cancellations in the opening of new restaurants, increased cost of operations or the imposition of fines and other penalties.
We are also subject to federal, state and international laws regulating the offer and sale of franchises, as well as judicial and administrative interpretations of such laws. Such laws impose registration and disclosure requirements on franchisors in the offer and sale of franchises, and may also apply substantive standards to the relationship between franchisor and franchisee, including limitations on the ability of franchisors to terminate franchises and alter franchise arrangements.
We are subject to the federal Fair Labor Standards Act and various state laws governing such matters as minimum wages, exempt status classification, overtime, breaks and other working conditions for company employees. Many of our food service personnel are paid at rates based on the federal and state minimum wage and, accordingly, increases in the minimum wage increase labor costs for us and our franchisees. Federal and state laws may also require us to provide paid and unpaid leave to our employees, or healthcare or other employee benefits, which could result in significant additional expense to us. We are also subject to federal immigration laws requiring compliance with work authorization documentation and verification procedures.
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
Risks Related to the Food Service Industry.  Food service businesses such as ours may be materially and adversely affected by changes in consumer preferences, national and regional economic, political and socioeconomic conditions, attitudes and changes in consumer dining habits (whether or not based on new information regarding diet, nutrition or health), as well as by the cost of food at home compared to food away from home, technological innovations, health-based regulations or other factors. Adverse economic conditions, such as higher levels of unemployment, lower levels of consumer confidence and decreased discretionary spending may reduce restaurant traffic and sales and impose practical limits on pricing. If adverse or uncertain economic conditions persist for an extended period of time, consumers may make long-lasting changes to their spending behavior. The impact of these factors may be exacerbated by the geographic profile of our Jack in the Box brand. Specifically, nearly 70% of the restaurants in our Jack in the Box system are located in the states of California and Texas. Economic conditions, state and local laws, government regulations, weather conditions or natural disasters affecting those states may therefore more greatly impact our results than would similar occurrences in other locations.
The performance of our business may also be adversely affected by factors such as:

•	seasonal sales fluctuations;

•	severe weather and other natural disasters;

•
unfavorable trends or developments concerning operating costs such as inflation, increased costs of food, fuel, utilities, technology, labor (including due to legislated minimum wage increases, labor disruptions, employee relations issues or new administrative interpretations of regulations impacting labor costs), insurance, or employee benefits (including healthcare, workers’ compensation and other insurance costs and premiums);

•	the impact of initiatives by competitors and increased competition generally;

•	lack of customer acceptance of new menu items, service initiatives or potential price increases necessary to cover higher input costs;

•	customers trading down to lower priced items and/or shifting to competitive offerings with lower priced products;

•	the availability of qualified, experienced management and hourly employees; and

•	failure to anticipate or respond quickly to relevant market trends or to implement successful advertising and marketing programs, including technology-based programs.
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
Risks Related to Food and Commodity Costs and Availability.  We and our franchisees are subject to volatility in food and commodity costs and availability. Accordingly, our profitability depends in part on our ability to anticipate and react to changes in food costs and availability. For example, prices for feed ingredients used to produce beef, pork and chicken could be adversely affected by changes in worldwide supply or demand or by regulatory mandates, leading to higher prices. In recent years, food and commodity costs increased significantly, out-pacing general inflation and industry expectations. Looking forward, we anticipate volatile or uncertain price conditions to continue.
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

Further, we cannot assure you that we or our franchisees will be able to successfully anticipate and react effectively to changing food and commodity costs by adjusting purchasing practices or menu offerings. We also may not be able to pass along price increases to our customers as a result of adverse economic conditions, competitive pricing or other factors. Therefore, variability of food and other commodity costs could adversely affect our profitability and results of operations.
A significant number of our Jack in the Box and Qdoba restaurants are company-operated, so we continue to have exposure to operating cost issues. Exposure to these fluctuating costs, including increases in commodity costs, could negatively impact our margins as well as franchisee margins and franchisee financial health.
Risk Related to Our Brands and Reputation.  Multi-unit food service businesses such as ours can be materially and adversely affected by widespread negative publicity of any type, particularly regarding food quality, food safety, nutritional content, safety or public health issues (such as epidemics or the prospect of a pandemic), obesity or other health concerns, and employee relations issues, among other things. Adverse publicity in these areas could damage the trust customers place in our brands. The increasingly widespread use of mobile communications and social media applications has amplified the speed and scope of adverse publicity and could hamper our ability to promptly correct misrepresentations or otherwise respond effectively to negative publicity. We have put in place HACCP-based and Food Safety Management programs to minimize the risk of food safety issues arising in our restaurants and at our vendors. Nevertheless, food safety risks cannot be completely eliminated. Any outbreak of illness attributed to company or franchised restaurants, or within the food service industry, or any widespread negative publicity regarding our brands or the restaurant industry in general could cause a decline in our company and our franchisees’ restaurant sales, and could have a material adverse effect on our financial condition and results of operations.
In addition, the success of our business strategy depends on the value and relevance of our brands and reputation, including implementation and success of brand strategies. If customers perceive that we and our franchisees fail to deliver a consistently positive and relevant experience, our brands could suffer. This could have an adverse effect on our business. Moreover, while we devote considerable efforts and resources to protecting our trademarks and other intellectual property, if these efforts are not successful, the value of our brands may be harmed. This could also have a material adverse effect on our business.
Supply and Distribution Risks.  Dependence on frequent deliveries of fresh produce and other food products subjects food service businesses such as ours to the risk that shortages or interruptions in supply could adversely affect the availability, quality or cost of ingredients or require us to incur additional costs to obtain adequate supplies. Deliveries of supplies may be affected by adverse weather conditions, natural disasters, distributor or supplier financial or solvency issues, product recalls, or other issues. Further, increases in fuel prices could result in increased distribution costs. In addition, if any of our distributors, suppliers, vendors or other contractors fail to meet our quality standards or otherwise do not perform adequately, or if any one or more of such entities seeks to terminate its agreement or fails to perform as anticipated, or if there is any disruption in any of our distribution or supply relationships or operations for any reason, our business, financial condition and results of operations may be materially affected.
Risks Associated with Severe Weather and Natural Disasters.  Food service businesses such as ours can be materially and adversely affected by severe weather conditions, such as severe storms, hurricanes, flooding, prolonged drought or protracted heat or cold waves, and natural disasters, such as earthquakes and wild fires, and their aftermath. Any of these can result in:

•	lost restaurant sales when consumers stay home or are physically prevented from reaching the restaurants;

•	property damage, loss of product, and resulting lost sales when locations are forced to close for extended periods of time;

•	interruptions in supply when distributors or vendors suffer damages or transportation is negatively affected; and

•	increased costs if agricultural capacity is diminished or if insurance recoveries do not cover all of our losses.
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
Growth and Development Risks.  We intend to grow both Qdoba and Jack in the Box by developing additional company-owned restaurants and through new restaurant development by franchisees, both in existing markets and in new markets. Development involves substantial risks, including the risk of:

•	the inability to identify suitable franchisees;

•	limited availability of financing for the Company and for franchisees at acceptable rates and terms;

•	development costs exceeding budgeted or contracted amounts;

•	delays in completion of construction;

•	the inability to identify, or the unavailability of suitable sites at acceptable cost and other leasing or purchase terms;

•	developed properties not achieving desired revenue or cash flow levels once opened;

•	the negative impact of a new restaurant upon sales at nearby existing restaurants;

•	the challenge of developing in areas where competitors are more established or have greater penetration or access to suitable development sites;

•	incurring substantial unrecoverable costs in the event a development project is abandoned prior to completion;

•	impairment charges resulting from underperforming restaurants or decisions to curtail or cease investment in certain locations or markets;

•
in new geographic markets where we have limited or no existing locations, the inability to successfully expand or acquire critical market presence for our brands, acquire name recognition, successfully market our products or attract new customers;

•	unique regulations or challenges applicable to operating in non-traditional locations, such as airports, college campuses, military or government facilities;

•	the challenge of identifying, recruiting and training qualified restaurant management;

•	the inability to obtain all required permits;

•	changes in laws, regulations and interpretations, including interpretations of the requirements of the Americans with Disabilities Act; and

•	general economic and business conditions.
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
Risks Related to Franchisee Financial and Business Operations.  The opening and continued success of franchise restaurants depends on various factors, including the demand for our franchises, the selection of appropriate franchisee candidates, the identification and availability of suitable sites, and negotiation of acceptable lease or purchase terms for new locations, permitting and regulatory compliance, the ability to meet construction schedules, the availability of financing, and the financial and other capabilities of our franchisees and developers. See “Growth and Development Risks” above. Despite our due diligence performed during the recruiting process, we cannot assure you that franchisees and developers planning the opening of franchise restaurants will have the business abilities or sufficient access to financial resources necessary to open the restaurants required by their agreements, or will prove to be effective operators and remain aligned with us on operations, promotional or capital-intensive initiatives.
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
With an increase in the proportion of Jack in the Box franchised restaurants, the percentage of our revenues derived from royalties and rents at Jack in the Box franchise restaurants has increased, as has the risk that earnings could be negatively impacted by defaults in the payment of royalties and rents. As small businesses, some of our franchise operators, may be negatively and disproportionately impacted by strategic initiatives, capital requirements, inflation, labor costs, employee relations issues or other causes. In addition, franchisee business obligations may not be limited to the operation of Jack in the Box or Qdoba restaurants, making them subject to business and financial risks unrelated to the operation of our restaurants. These unrelated risks could adversely affect a franchisee’s ability to make payments to us or to make payments on a timely basis. We cannot assure that franchisees will successfully participate in our strategic or marketing initiatives or operate their restaurants in a manner consistent with our concepts and standards. As compared to some of our competitors, our Jack in the Box brand has relatively fewer franchisees who, on average, operate more restaurants per franchisee. There are significant risks to our business if a franchisee, particularly one who operates a large number of restaurants, encounters financial difficulties or fails to adhere to our standards and projects an image inconsistent with our brands.
Risk Relating to Competition, Menu Innovation and Successful Execution of our Operational Strategies and Initiatives. As part of our long term business plan, in addition to growth through development of new restaurants, we are focused on increasing same-store sales and average unit volumes. These plans are subject to a number of risks and uncertainties, including risks related to competition, menu innovation and the successful execution of our operational strategies and initiatives. The restaurant industry is highly competitive with respect to price, service, location, personnel, advertising, brand identification and the type, quality and innovativeness of menu items and new and differentiated service offerings. There are many well-established competitors. Each of our restaurants competes directly and indirectly with a large number of national and regional restaurant chains, as well as with locally-owned and/or independent quick-service restaurants, fast-casual restaurants, casual dining restaurants, sandwich shops and similar types of businesses. The trend toward convergence in grocery, deli and restaurant services has and may continue to increase the number of our competitors. Such increased competition could decrease the demand for our products and negatively affect our sales and profitability. Some of our competitors have substantially greater financial, marketing, operating and other resources than we have, which may give them a competitive advantage. Certain of our competitors have introduced a variety of new products and service offerings and engaged in substantial price discounting in the past, and may adopt similar strategies in the future. In an effort to increase same-store sales, we continue to make improvements to our facilities, to implement new service and training initiatives, and to introduce new products and discontinue other menu items. However, there can be no assurance that our facility improvements will foster increases in sales and yield the desired return on investment, that our service initiatives or our overall strategies will be successful, that our menu offerings and promotions will generate sufficient customer interest or acceptance to increase sales, or that competitive product offerings, pricing and promotions will not have an adverse effect upon our margins, sales results and financial condition. In addition, the success of our strategy depends on, among other factors, our ability to motivate restaurant personnel and franchisees to execute our initiatives and achieve sustained high service levels.
Advertising and Promotion Risks.  Some of our competitors have greater financial resources, which enable them to purchase significantly more advertising, particularly television and radio ads, than we are able to purchase. Should our competitors increase spending on advertising and promotion, or should the cost of advertising increase or our advertising funds decrease for any reason, including reduced sales or implementation of reduced spending strategies, or should our advertising and promotion be less effective than our competitors, there could be a material adverse effect on our results of operations and financial condition. The growing prevalence and importance of social media platforms and mobile technology also pose challenges and risks for our marketing, advertising and promotional strategies. Failure to effectively use these platforms or technology could cause our advertising to be less effective than our competitors.  Moreover, improper or damaging use of social media or mobile technology by our employees, franchisees, or guests could increase the Company’s costs, lead to litigation or result in negative publicity that could also have a materially adverse effect on our results.
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
Risks Related to Reducing Operating Costs. In recent years, we have identified strategies and taken steps to reduce operating costs to align with the increased Jack in the Box franchise ownership and to further integrate Jack in the Box and Qdoba brand restaurant systems. These strategies include outsourcing certain functions, reducing headcount, and integrating restaurant information systems between our brands. We continue to evaluate and implement further cost-saving initiatives. However, the ability to reduce our operating costs through these initiatives is subject to risks and uncertainties, and we cannot assure that these activities, or any other activities that we may undertake in the future, will achieve the desired cost savings and efficiencies. Failure to achieve such desired savings could adversely affect our results of operations and financial condition.
Risks Related to Loss of Key Personnel.  We believe that our success will depend, in part, on our ability to attract and retain the services of skilled personnel, including key executives. The loss of services of any such personnel could have a material adverse effect on our business.
Risks Related to Government Regulations, Including Regulations Increasing Labor Costs.  The restaurant industry is subject to extensive federal, state and local governmental regulations as described in Item 1 under “Regulation.” We are subject to rules and regulations including but not limited to those related to:

•	the preparation, ingredients, labeling, packaging, advertising and sale of food;

•	building and zoning requirements;

•	sanitation and safety standards;

•	employee healthcare, including the implementation and legal, regulatory and cost implications of the Affordable Care Act;

•
labor and employment, including minimum wage adjustments, overtime, working conditions, employment eligibility and documentation, sick leave, and other employee benefit and fringe benefit requirements, and changing judicial, administrative or regulatory interpretations of federal or state labor laws;

•	the registration, offer, sale, termination and renewal of franchises;

•	truth-in-advertising, consumer protection and the security of information;

•	Americans with Disabilities Act;

•	payment cards;

•	liquor sales; and

•	climate change, including the potential impact of greenhouse gases, water consumption, or a tax on carbon emissions.
The increasing amount and complexity of regulations and their interpretation may increase the costs to us and our franchisees of labor and compliance, and increase our exposure to legal and regulatory claims which, in turn, could have a material adverse effect on our business. While we strive to comply with all applicable existing statutory and administrative rules, we cannot predict the effect on operations from issuance of additional requirements in the future.

Risks Related to Computer Systems, Information Technology and Cyber Security.  We and our franchisees rely on computer systems and information technology to conduct our business. A material failure or interruption of service or a breach in security of our computer systems caused by malware or other attack could cause reduced efficiency in operations, loss or misappropriation of data, or business interruptions, or could impact delivery of food to restaurants or financial functions such as vendor payment or employee payroll. We have business continuity plans that attempt to anticipate and mitigate such failures, but it is possible that significant capital investment could be required to rectify these problems, or more likely that cash flows could be impacted, in the shorter term.
We have instituted controls intended to adhere to payment card industry data security standards and protect our point of sale (POS) systems and to limit third party access for vendors that require access to our restaurant networks. However, we cannot control every particular risk, particularly those affecting our franchise locations which are independent businesses. Our security architecture is decentralized, such that payment card information is primarily confined to the restaurant where the specific transaction took place. However, a security breach involving our POS, personnel, franchise operations reporting or other systems could result in disclosure or theft of confidential customer or employee or other proprietary data, and potentially cause loss of consumer confidence or potential costs, fines and litigation, including costs associated with reputational damage, consumer fraud or privacy breach. These risks may be magnified by the increased use of mobile communications and other new technologies, and are subject to increased and changing regulation. The costs of compliance and risk mitigation planning, including increased investment in technology or personnel in order to protect valuable business or consumer information, may negatively impact our results of operations.
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
Risks Related to Leverage.  As of September 27, 2015, the Company has a credit facility comprised of a $900.0 million revolving credit agreement and a $300.0 million term loan. We may also request the issuance of up to $75.0 million in letters of credit, the outstanding amount of which reduces our net borrowing capacity under the agreement. For additional information related to our credit facility, refer to Note 7, Indebtedness, of the notes to the consolidated financial statements. Increased leverage resulting from borrowings under our credit facility could have certain material adverse effects on the Company, including but not limited to the following:

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

•
our ability to operate our business and our ability to repurchase stock or pay cash dividends to our stockholders may be restricted by the financial and other covenants set forth in the credit facility;

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
Risks of Changes in Accounting Policies and Assumptions.  Changes in accounting standards, policies or related interpretations by accountants or regulatory entities may negatively impact our results. Many accounting standards require management to make subjective assumptions and estimates, such as those required for long-lived assets, retirement benefits, self-insurance, restaurant closing costs, share-based compensation, goodwill and other intangibles, legal accruals, and income taxes. Changes in those underlying assumptions and estimates could significantly change our results.
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

ITEM 1B.	UNRESOLVED STAFF COMMENTS
None.

ITEM 2.	PROPERTIES
The following table sets forth information regarding our operating Jack in the Box and Qdoba restaurant properties as of September 27, 2015:

	Company- Operated	Franchise	Total
Company-owned restaurant buildings:
On company-owned land	41	184	225
On leased land	134	505	639
Subtotal	175	689	864
Company-leased restaurant buildings on leased land	560	929	1,489
Franchise directly-owned or directly-leased restaurant buildings	—	557	557
Total restaurant buildings	735	2,175	2,910

Our restaurant leases generally provide for fixed rental payments (with cost-of-living index adjustments) plus real estate taxes, insurance and other expenses. In addition, approximately 15% of our leases provide for contingent rental payments between 1% and 15% of the restaurant’s gross sales once certain thresholds are met. We have generally been able to renew our restaurant leases as they expire at then-current market rates. The remaining terms of ground leases range from approximately one year to 53 years, including optional renewal periods. The remaining lease terms of our other leases range from approximately one year to 42 years, including optional renewal periods. At September 27, 2015, our restaurant leases had initial terms expiring as follows:

	Number of Restaurants
Fiscal Year	Ground Leases	Land and Building Leases
2016 – 2020	261	717
2021 – 2025	226	564
2026 – 2030	133	142
2031 and later	19	66
Our principal executive offices are located in San Diego, California in an owned facility of approximately 150,000 square feet. We also own our 70,000 square foot Jack in the Box Innovation Center and approximately four acres of undeveloped land directly adjacent to it. Qdoba’s Corporate Support Center is located in a leased facility in Lakewood, Colorado. We believe our principal executive offices, innovation center, and corporate support center facilities are suitable and adequate for our present purposes.

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
Market Information.  Our common stock is traded on the Nasdaq Global Select Market under the symbol “JACK.” The following table sets forth the high and low sales prices for our common stock during the fiscal quarters indicated, as reported on the NASDAQ — Composite Transactions:

	12 Weeks Ended			16 Weeks Ended
	September 27, 2015	July 5, 2015	April 12, 2015	January 18, 2015
High	$98.26	$96.40	$99.99	$87.50
Low	$63.94	$85.30	$81.56	$63.84
	12 Weeks Ended			16 Weeks Ended
	September 28, 2014	July 6, 2014	April 13, 2014	January 19, 2014
High	$65.87	$61.39	$62.90	$51.26
Low	$55.14	$52.41	$48.82	$38.53
Dividends.  During the third quarter of fiscal 2014, the Board of Directors approved the initiation of a regular quarterly cash dividend. In fiscal 2015, the Board of Directors declared two cash dividends of $0.20 per share each, and two cash dividends of $0.30 per share each. In fiscal 2014, we declared two cash dividends of $0.20 per share each. Our dividend is subject to the discretion and approval of our Board of Directors and our compliance with applicable law, and depending on, among other things, our results of operations, financial condition, level of indebtedness, capital requirements, contractual restrictions, restrictions in our credit agreement and other factors that our Board of Directors may deem relevant.
Stock Repurchases. The following table summarizes shares repurchased during the quarter ended September 27, 2015. The average price paid per share in column (b) below does not include the cost of brokerage fees:

	(a) Total Number of Shares Purchased	(b) Average Price Paid Per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Programs	(d) Maximum Dollar Value That May Yet Be Purchased Under These Programs
				$65,521,071
July 6, 2015 - August 2, 2015	—	$—	—	$65,521,071
August 3, 2015 - August 30, 2015	776,207	$82.26	776,207	$1,648,729
August 31, 2015 - September 27, 2015	20,400	$79.55	20,400	$25,468
Total	796,607	$82.19	796,607
Stockholders.  As of November 13, 2015, there were 573 stockholders of record.

Securities Authorized for Issuance Under Equity Compensation Plans.  The following table summarizes the equity compensation plans under which Company common stock may be issued as of September 27, 2015. Stockholders of the Company have approved all plans requiring such approval.

	(a) Number of securities to be issued upon exercise of outstanding options, warrants and rights (1)	(b) Weighted-average exercise price of outstanding options (1)	(c) Number of securities remaining for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by security holders (2)	1,265,208	$42.72	2,733,786
 ____________________________

(1)
Includes shares issuable in connection with our outstanding stock options, performance-vested stock awards, nonvested stock awards and units, and non-management director deferred stock equivalents. The weighted-average exercise price in column (b) includes the weighted-average exercise price of stock options only.

(2)	For a description of our equity compensation plans, refer to Note 12, Share-Based Employee Compensation, of the notes to the consolidated financial statements.
Performance Graph.  The following graph compares the cumulative return to holders of the Company’s common stock at September 30th of each year to the yearly weighted cumulative return of a Peer Group Index and to the Standard & Poor’s (“S&P”) 500 Index for the same period. The below comparison assumes $100 was invested on September 30, 2010 in the Company’s common stock and in the comparison groups and assumes reinvestment of dividends. The Company paid dividends beginning in fiscal 2014.

$400
$350
$300
$250
$200
$150
$100
$50
$0
9/10
9/11
9/12
9/13
9/14
9/15
Jack in the Box Inc.
S&P 500
Peer Group

	2010	2011	2012	2013	2014	2015
Jack in the Box Inc.	$100	$93	$131	$187	$320	$366
S&P 500 Index	$100	$101	$132	$157	$188	$187
Peer Group (1)	$100	$128	$166	$222	$281	$328
____________________________

(1)
The Peer Group Index comprises the following companies: Brinker International, Inc.; Buffalo Wild Wings, Inc.; Chipotle Mexican Grill Inc.; Cracker Barrel Old Country Store, Inc.; DineEquity, Inc.; Domino’s Pizza, Inc.; Panera Bread Company; Ruby Tuesday, Inc.; Sonic Corp.; The Cheesecake Factory Inc.; and The Wendy’s Company.

ITEM 6.	SELECTED FINANCIAL DATA
Our fiscal year is 52 or 53 weeks, ending the Sunday closest to September 30. All years presented include 52 weeks. The selected financial data reflects as discontinued operations, 62 closed Qdoba stores and our distribution business for all years presented. This selected financial data should be read in conjunction with our audited consolidated financial statements and accompanying notes and Management’s Discussion and Analysis of Financial Condition and Results of Operations included elsewhere in this Annual Report on Form 10-K. Our consolidated financial information may not be indicative of our future performance.

	Fiscal Year
	2015	2014	2013	2012	2011
	(in thousands, except per share data)
Statements of Earnings Data (1):
Total revenues	$1,540,317	$1,484,131	$1,489,867	$1,509,295	$1,632,825

Operating costs and expenses	$1,340,005	$1,318,275	$1,356,302	$1,417,624	$1,542,752
Losses (gains) on the sale of company-operated restaurants, net	3,139	3,548	(4,640)	(29,145)	(61,125)
Total operating costs and expenses, net	$1,343,144	$1,321,823	$1,351,662	$1,388,479	$1,481,627

Earnings from continuing operations	$112,601	$94,844	$82,608	$68,104	$85,878

Earnings per Share and Share Data (1):
Earnings per share from continuing operations:
Basic	$3.00	$2.33	$1.91	$1.55	$1.74
Diluted	$2.95	$2.26	$1.84	$1.52	$1.71
Cash dividends declared per common share	$1.00	$0.40	$—	$—	$—
Weighted-average shares outstanding — Diluted (2)	38,215	41,973	44,899	44,948	50,085
Market price at year-end	$79.71	$65.73	$40.10	$28.11	$19.92
Other Operating Data:
Jack in the Box restaurants:
Company-operated average unit volume	$1,858	$1,708	$1,606	$1,557	$1,405
Franchise-operated average unit volume (3)	$1,429	$1,337	$1,312	$1,313	$1,286
System average unit volume (3)	$1,510	$1,412	$1,381	$1,379	$1,331
Change in company-operated same-store sales	5.1%	2.0%	1.0%	4.6%	3.1%
Change in franchise-operated same-store sales (3)	7.0%	2.0%	0.1%	3.0%	1.3%
Change in system same-store sales (3)	6.5%	2.0%	0.3%	3.4%	1.8%
Qdoba restaurants:
Company-operated average unit volume (4)	$1,199	$1,114	$1,080	$1,060	$1,003
Franchise-operated average unit volume (3)	$1,140	$1,028	$961	$958	$987
System average unit volume (3)(4)	$1,169	$1,070	$1,017	$1,000	$992
Change in company-operated same-store sales (4)	8.3%	5.7%	0.5%	3.2%	5.4%
Change in franchise-operated same-store sales (3)	10.4%	6.3%	1.1%	1.9%	5.4%
Change in system same-store sales (3)(4)	9.3%	6.0%	0.8%	2.5%	5.4%
Capital expenditures	$86,226	$60,525	$84,690	$80,200	$129,312
Balance Sheet Data (at end of period) (1):
Total assets	$1,303,979	$1,270,665	$1,319,209	$1,463,725	$1,432,322
Long-term debt, excluding current maturities	$688,579	$497,012	$349,393	$405,276	$447,350
Stockholders’ equity	$15,953	$257,911	$472,018	$411,945	$405,956
 ____________________________

(1)	Financial data was extracted or derived from our audited financial statements.

(2)	Weighted-average shares reflect the impact of common stock repurchases under Board-approved programs.

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
Comparisons under this heading refer to the 52-week periods ended September 27, 2015, September 28, 2014 and September 29, 2013 for fiscal years 2015, 2014 and 2013 respectively, unless otherwise indicated.
Our MD&A consists of the following sections:

•	Overview — a general description of our business and fiscal 2015 highlights.

•	Financial reporting — a discussion of changes in presentation, if any.

•	Results of operations — an analysis of our consolidated statements of earnings for the three years presented in our consolidated financial statements.

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
We have included in our MD&A certain performance metrics that management uses to assess Company performance and which we believe will be useful in analyzing and understanding our results of operations. These metrics include the following:

•
Changes in sales at restaurants open more than one year (“same-store sales”) and average unit volumes (“AUVs”) are presented for franchised restaurants and on a system-wide basis, which includes company and franchise restaurants. Franchise sales represent sales at franchise restaurants and are revenues of our franchisees. We do not record franchise sales as revenues; however, our royalty revenues and percentage rent revenues are calculated based on a percentage of franchise sales. We believe franchise and system same-store sales and AUV information is useful to investors as a significant indicator of the overall strength of our business.

•
Company restaurant margin (“restaurant margin”) is defined as Company restaurant sales less expenses incurred directly by our restaurants in generating those sales (food and packaging costs, payroll and employee benefits, and occupancy and other costs). We also present restaurant margin as a percentage of Company restaurant sales.

•	Franchise margin is defined as total franchise revenues less total franchise costs and is also presented as a percentage of franchise revenues.
Restaurant margin and franchise margin are not measurements determined in accordance with generally accepted accounting principles (“GAAP”) and should not be considered in isolation, or as an alternative, to income from operations, or other similarly titled measures of other companies.
OVERVIEW
As of September 27, 2015, we operated and franchised 2,249 Jack in the Box restaurants, primarily in the western and southern United States, including one in Guam, and 661 Qdoba restaurants throughout the United States and including four in Canada.
Our primary source of revenue is from retail sales at Jack in the Box and Qdoba company-operated restaurants. We also derive revenue from Jack in the Box and Qdoba franchise restaurants, including rental revenue, royalties (based upon a percent of sales) and franchise fees. Historically, we also generated revenue from distribution sales of food and packaging commodities to franchisees. We completed the outsourcing of this function in the first quarter of fiscal 2013, and franchisees who previously utilized our distribution services now purchase product directly from our distribution service providers or other approved suppliers. In addition, we recognize gains or losses from the sale of company-operated restaurants to franchisees, which are included as a line item within operating costs and expenses, net in the accompanying consolidated statements of earnings.

The following summarizes the most significant events occurring in fiscal 2015 and certain trends compared to prior years:

•
Qdoba’s New Pricing Structure — In October 2014, Qdoba restaurants rolled out a new simplified pricing structure system-wide where guests who choose to build their own meal pay a set price per entrée based on the protein chosen and without being charged extra for additional items such as guacamole or queso. This resulted in an increase in the average check.

•
Same-Store Sales Growth — Same-store sales grew 5.1% at company-operated Jack in the Box restaurants driven primarily by favorable product mix changes, transaction growth and price increases. Qdoba’s same-store sales increase of 8.3% at company-operated restaurants was driven primarily by our new simplified pricing structure and catering.

•
Commodity Costs — Commodity costs increased approximately 1.3% and 1.4% in 2015 at our Jack in the Box and Qdoba restaurants, respectively, compared with a year ago. Beef represents the largest portion, or approximately 20%, of the Company’s overall commodity spend. We typically do not enter into fixed price contracts for our beef needs. In 2016, we currently expect our beef costs to be flat to slightly deflationary as compared to fiscal 2015. We expect our overall commodity costs in fiscal 2016 to increase approximately 1% at Jack in the Box restaurants and to decrease approximately 3% at our Qdoba restaurants.

•
Restaurant Margin Expansion — Our consolidated company-operated restaurant margin increased 190 basis points in 2015 to 20.4%. Jack in the Box’s company-operated restaurant margin improved 220 basis points to 20.7% due primarily to leverage from same-store sales increases and benefits from refranchising activities. Restaurant margins at our Qdoba company-operated restaurants improved 140 basis points to 19.7% primarily reflecting benefits from the new simplified pricing structure and leverage from same-store sales growth.

•
Jack in the Box Franchising Program — In 2015, Jack in the Box franchisees opened a total of 16 restaurants, and we sold 21 company-operated restaurants to franchisees. Our Jack in the Box system was 82% franchised at the end of fiscal 2015. In fiscal 2016, approximately 20 new Jack in the Box restaurants are expected to open system-wide, the majority of which we expect to be through franchised restaurants.

•
Qdoba New Unit Growth — In 2015, we opened 17 company-operated restaurants; franchisees opened 22 restaurants of which 11 were in non-traditional locations such as airports and college campuses. In fiscal 2016, 50-60 new Qdoba restaurants are expected to open system-wide, of which approximately half are expected to be company-operated locations. The majority of our franchise new unit development is expected to be in non-traditional locations.

•
Credit Facility — In July 2015, we completed an amendment to our existing credit agreement to increase overall borrowing capacity to $1.2 billion, consisting of a $900.0 million revolving credit agreement and a $300.0 million term loan, both maturing in March 2019.

•
Return of Cash to Shareholders — During 2015 we returned cash to shareholders in the form of share repurchases and quarterly cash dividends. We repurchased over 3.7 million shares of our common stock at an average price of $84.71 per share, totaling $317.1 million, including the cost of brokerage fees. We also declared dividends of $1.00 per share totaling $37.6 million, and raised the quarterly dividend by 50% in the third quarter.

FINANCIAL REPORTING
During fiscal 2012, we entered into an agreement to outsource our Jack in the Box distribution business. In the third quarter of fiscal 2013, we closed 62 Qdoba restaurants (the “2013 Qdoba Closures”) as part of a comprehensive Qdoba market performance review. The results of operations and other charges for our distribution business and the 2013 Qdoba Closures are reported as discontinued operations for all periods presented. Refer to Note 2, Discontinued Operations, for additional information. Unless otherwise noted, amounts and disclosures throughout our MD&A relate to our continuing operations.
In 2015, on our consolidated statements of earnings, we began to separately state our franchise revenue derived from rentals and those derived from royalties and other. To provide clarity, we additionally have separately stated the associated rental expense and depreciation and amortization, related to the rental revenues received from franchisees. For comparison purposes, we have reclassified prior year franchise revenue and franchise costs line items to reflect the new method of presentation.

RESULTS OF OPERATIONS
The following table presents certain income and expense items included in our consolidated statements of earnings as a percentage of total revenues, unless otherwise indicated. Percentages may not add due to rounding.
CONSOLIDATED STATEMENTS OF EARNINGS DATA

	Fiscal Year
	2015	2014	2013
Revenues:
Company restaurant sales	75.1%	75.5%	76.8%
Franchise rental revenues	14.7%	14.6%	13.9%
Franchise royalties and other	10.2%	9.8%	9.3%
Total revenues	100.0%	100.0%	100.0%
Operating costs and expenses, net:
Company restaurant costs:
Food and packaging (1)	31.3%	31.9%	32.6%
Payroll and employee benefits (1)	27.1%	27.5%	28.0%
Occupancy and other (1)	21.3%	22.1%	22.3%
Total company restaurant costs (1)	79.6%	81.5%	82.9%
Franchise occupancy expenses (2)	75.0%	77.8%	77.6%
Franchise support and other costs (3)	10.0%	9.5%	9.0%
Selling, general and administrative expenses	14.4%	13.9%	14.8%
Impairment and other charges, net	0.8%	1.0%	0.9%
Losses (gains) on the sale of company-operated restaurants	0.2%	0.2%	(0.3)%
Earnings from operations	12.8%	10.9%	9.3%
Income tax rate (4)	36.9%	35.3%	32.8%
  ____________________________

(1)	As a percentage of company restaurant sales.

(2)	As a percentage of franchise rental revenues.

(3)	As a percentage of franchise royalties and other.

(4)	As a percentage of earnings from continuing operations and before income taxes.

SAME-STORE SALES DATA
Same-store sales increased as follows:

	Fiscal Year
	2015	2014	2013
Jack in the Box:
Company	5.1%	2.0%	1.0%
Franchise	7.0%	2.0%	0.1%
System	6.5%	2.0%	0.3%
Qdoba:
Company	8.3%	5.7%	0.5%
Franchise	10.4%	6.3%	1.1%
System	9.3%	6.0%	0.8%

The following table summarizes the changes in the number and mix of Jack in the Box (“JIB”) and Qdoba company and franchise restaurants in each fiscal year:

	2015			2014			2013
	Company	Franchise	Total	Company	Franchise	Total	Company	Franchise	Total
Jack in the Box:
Beginning of year	431	1,819	2,250	465	1,786	2,251	547	1,703	2,250
New	2	16	18	1	11	12	6	11	17
Refranchised	(21)	21	—	(37)	37	—	(78)	78	—
Acquired from franchisees	7	(7)	—	4	(4)	—	1	(1)	—
Closed	(6)	(13)	(19)	(2)	(11)	(13)	(11)	(5)	(16)
End of year	413	1,836	2,249	431	1,819	2,250	465	1,786	2,251
% of JIB system	18%	82%	100%	19%	81%	100%	21%	79%	100%
% of consolidated system	56%	84%	77%	58%	85%	78%	61%	85%	79%
Qdoba:
Beginning of year	310	328	638	296	319	615	316	311	627
New	17	22	39	16	22	38	34	34	68
Refranchised	—	—	—	—	—	—	(3)	3	—
Acquired from franchisees	—	—	—	—	—	—	13	(13)	—
Closed	(5)	(11)	(16)	(2)	(13)	(15)	(64)	(16)	(80)
End of year	322	339	661	310	328	638	296	319	615
% of Qdoba system	49%	51%	100%	49%	51%	100%	48%	52%	100%
% of consolidated system	44%	16%	23%	42%	15%	22%	39%	15%	21%
Consolidated:
Total system	735	2,175	2,910	741	2,147	2,888	761	2,105	2,866
% of consolidated system	25%	75%	100%	26%	74%	100%	27%	73%	100%
Jack in the Box Brand
Company Restaurant Operations
The following table presents Jack in the Box company restaurant sales, costs and margin, and restaurant costs and margin as a percentage of the related sales. Percentages may not add due to rounding (dollars in thousands):

	2015		2014		2013
Company restaurant sales	$782,525		$782,461		$850,512
Company restaurant costs:
Food and packaging	247,931	31.7%	254,891	32.6%	284,221	33.4%
Payroll and employee benefits	215,598	27.6%	218,000	27.9%	241,149	28.4%
Occupancy and other	157,281	20.1%	164,433	21.0%	182,493	21.5%
Total company restaurant costs	$620,810	79.3%	$637,324	81.5%	$707,863	83.2%
Restaurant margin	$161,715	20.7%	$145,137	18.5%	$142,649	16.8%

Company restaurant sales remained relatively flat in 2015 and decreased $68.1 million in 2014 as compared with the respective prior year. Higher AUV growth in 2015 was offset by a decrease in sales attributable to a reduction in the average number of company-operated restaurants resulting from the execution of our refranchising strategy which includes the sale of restaurants to franchisees. The decrease in restaurant sales in 2014 is due primarily to decreases in the average number of company-operated restaurants related to the execution of our refranchise strategy, partially offset by an increase in AUVs at our company-operated restaurants. The following table presents the approximate impact of these increases (decreases) on Jack in the Box company restaurant sales (in millions):

	2015 vs. 2014	2014 vs. 2013
Decrease in the average number of restaurants	$(68.7)	$(122.1)
AUV increase	68.8	54.0
Total increase (decrease) in company restaurant sales	$0.1	$(68.1)
Same-store sales at Jack in the Box company-operated restaurants increased 5.1% in 2015 and 2.0% in 2014, primarily driven by price increases and favorable product mix changes in both years, and in 2015 an increase in transactions. The following table summarizes the change in company-operated same-store sales:

	Increase/(Decrease)
	2015 vs. 2014	2014 vs. 2013
Average check (1)	4.2%	3.6%
Transactions	0.9%	(1.6)%
Increase in same-store sales	5.1%	2.0%
 ____________________________

(1)	Includes price increases of approximately 2.2% and 2.7% in 2015 and 2014, respectively.
Food and packaging costs as a percentage of company restaurant sales decreased to 31.7% in 2015 from 32.6% in 2014, and 33.4% in 2013. In 2015 and 2014, the benefits of menu price increases and product mix changes more than offset higher commodity costs. In 2015, commodity costs increased 1.3% as higher costs for beef, eggs and produce were partially offset by lower costs for pork and shortening. Eggs and beef increased most significantly by approximately 53% and 10%, respectively, in 2015. In 2014, commodity costs increased 1.8% primarily due to higher costs for beef, pork, and potatoes. For fiscal 2016, we currently expect commodity costs to increase approximately 1% at Jack in the Box restaurants.
Payroll and employee benefit costs as a percentage of company restaurant sales decreased to 27.6% in 2015 from 27.9% in 2014, and 28.4% in 2013. In 2015, sales leverage, the benefits of refranchising and lower costs for group insurance driven by favorable claim trends were partially offset by higher wages from minimum wage increases, unfavorable development trends associated with workers’ compensation claims and an increase in incentive compensation driven by strong operating performance. In 2014, the decrease in payroll and employee benefit costs as a percentage of company restaurant sales per comparison with 2013 relates to leverage from AUV sales increases and the benefits of refranchising lower performing company-operated restaurants, which were partially offset by higher levels of incentive compensation.
As a percentage of company restaurant sales, occupancy and other costs decreased to 20.1% in 2015 from 21.0% in 2014, and 21.5% in 2013. The decrease in 2015 is related to sales leverage and the benefits of refranchising, partially offset by higher costs for credit card fees, maintenance and repair expenses and equipment costs due to beverage and technology upgrades at our restaurants. In 2014, occupancy and other costs as a percentage of company restaurant sales decreased due to sales leverage and the benefits of refranchising, partially offset by the impact of higher utility costs and higher depreciation expense related to restaurant remodel programs.

Jack in the Box Franchise Operations

The following table presents Jack in the Box franchise revenues, costs, and margin in each fiscal year and other information we believe is useful in analyzing the change in franchise operating results (dollars in thousands):

	2015	2014	2013
Franchise rental revenues	$226,494	$216,944	$207,458

Royalties	$133,726	$124,538	$117,855
Re-image contributions to franchisees	—	(22)	(1,990)
Franchise fees and other	2,431	3,323	5,460
Franchise royalties and other	$136,157	$127,839	$121,325
Total franchise revenues	$362,651	$344,783	$328,783

Rental expense	$136,782	$134,975	$128,157
Depreciation and amortization	33,128	33,844	32,876
Franchise occupancy expenses	$169,910	$168,819	$161,033
Franchise support and other costs	11,726	10,052	9,590
Total franchise costs	$181,636	$178,871	$170,623
Franchise margin	$181,015	$165,912	$158,160
Franchise margin as a % of franchise revenue	49.9%	48.1%	48.1%

Average number of franchise restaurants	1,828	1,794	1,721
% increase	1.9%	4.2%
Franchise restaurant AUVs	$1,429	$1,337	$1,312
Increase in franchise-operated same-store sales	7.0%	2.0%
Royalties as a percentage of franchise restaurant sales	5.1%	5.2%	5.2%

Franchise rental revenues increased $9.6 million, or 4.4%, in 2015 and $9.5 million, or 4.6%, in 2014 as compared with the respective prior year. In 2015, the increase primarily reflects higher AUVs resulting in an increase in revenues from percentage rent. In 2014, franchise rental revenues increased due primarily to an increase in the number of franchise restaurants leased or subleased from the Company, and an increase in AUVs.

Franchise royalties and other increased $8.3 million or 6.5% in 2015 and $6.5 million or 5.4% in 2014 versus the respective prior year. In 2015, higher AUVs at franchise restaurants drove an increase in revenues from royalties. In 2014, an increase in the number of franchised restaurants, higher AUVs and a decrease in re-image contributions of $2.0 million, recorded as a reduction of franchise royalties and other, contributed to the increase in franchise royalties and other. In 2015 and 2014, these increases were partially offset by a reduction in franchise fees of $0.7 million and $2.0 million, respectively.
Franchise occupancy expenses, principally rents and depreciation on properties subleased or leased to franchisees, increased $1.1 million in 2015 and $7.8 million in 2014. In 2015, the increase was due to higher rental expense related to customary rent increases partially offset by a decrease in depreciation expense related to building assets becoming fully depreciated, which more than offset the additional depreciation expense driven by our refranchising strategy. The increase in 2014 as compared with 2013 was primarily driven by an increase in the average number of franchise restaurants.
Franchise support and other costs increased $1.7 million in 2015 and $0.5 million in 2014 due to an increase in the number of franchised restaurants, and in 2015, the recognition of bad debt expense of $0.8 million.

Qdoba Brand
Company Restaurant Operations
The following table presents Qdoba company restaurant sales, costs and margin, and restaurant costs and margin as a percentage of the related sales. Percentages may not add due to rounding (dollars in thousands):

	2015		2014		2013
Company restaurant sales	$374,338		$338,451		$293,268
Company restaurant costs:
Food and packaging	114,057	30.5%	102,447	30.3%	88,464	30.2%
Payroll and employee benefits	97,704	26.1%	90,494	26.7%	79,235	27.0%
Occupancy and other	88,742	23.7%	83,428	24.6%	73,093	24.9%
Total company restaurant costs	$300,503	80.3%	$276,369	81.7%	$240,792	82.1%
Restaurant margin	$73,835	19.7%	$62,082	18.3%	$52,476	17.9%
Company restaurant sales increased $35.9 million in 2015 and $45.2 million in 2014 as compared with the respective prior year. In 2015, the increase is primarily related to growth in AUVs, and to a lesser extent, an increase in the number of company-operated restaurants. In 2014, the increase in restaurant sales is due to an increase in the average number of Qdoba company-operated restaurants, as well as an increase in AUVs. The following table presents the approximate impact of these increases on company restaurant sales (in millions):

	Fiscal Year
	2015 vs. 2014	2014 vs. 2013
AUV increase	$25.9	$9.2
Increase in the average number of restaurants	10.0	36.0
Total increase in company restaurant sales	$35.9	$45.2
Same-store sales at Qdoba company-operated restaurants increased 8.3% in 2015 and 5.7% in 2014. In 2015, the increase in same-store sales was primarily driven by the new simplified menu pricing structure, and growth in catering sales. In 2014, the increases were related to favorable product mix, transaction growth, price increases, higher catering sales and lower discounting. The following table summarizes the change in company-operated same-store sales:

	Increase/(Decrease)
	2015 vs. 2014	2014 vs. 2013
Average check (1)	7.3%	4.2%
Transactions	(0.1)%	0.7%
Catering	1.1%	0.8%
Increase in same-store sales	8.3%	5.7%
 ____________________________

(1)	Includes price increases of approximately 0.2% and 1.0% in 2015 and 2014, respectively.
Food and packaging costs as a percentage of company restaurant sales increased to 30.5% in 2015 from 30.3% in 2014, and 30.2% in 2013. In 2015, higher commodity costs were partially offset by the benefits from the new pricing structure. In 2014, food and packaging costs increased slightly as the benefits of retail price increases and lower discounting were more than offset by higher commodity costs.
In 2015, commodity costs increased 1.4% at our Qdoba restaurants primarily due to higher costs for beef, partially offset by lower costs for produce, pork and beans. In the current year, beef costs increased most significantly, by 12%. In 2014, commodity costs increased 1.4% due to higher costs for produce and pork. For fiscal 2016, we currently expect Qdoba commodity costs to decrease approximately 3% compared with fiscal 2015.
Payroll and employee benefit costs as a percentage of company restaurant sales decreased to 26.1% in 2015 from 26.7% in 2014, and 27.0% in 2013. The decrease in 2015 is driven primarily by leverage from same-store sales increases and lower levels of incentive compensation, partially offset by increases in labor staffing. In 2014, the decline primarily relates to leverage from same-store sales increases and a change in our staffing mix in the second quarter of fiscal 2014 that utilizes a more variable labor model, partially offset by higher levels of incentive compensation.

As a percentage of company restaurant sales, occupancy and other costs decreased to 23.7% of company restaurant sales in 2015, from 24.6% in 2014 and 24.9% in 2013. In 2015, the decrease was primarily due to sales leverage, partially offset by higher costs for credit card fees, property rent, and start up costs associated with a new catering call center. In 2014, the decrease was due to sales leverage which more than offset higher maintenance and repair expenses and costs for utilities, as well as an increase in equipment rental costs related to upgraded beverage equipment.
Qdoba Franchise Operations

The following table presents Qdoba franchise revenues, costs, and margin in each fiscal year and other information we believe is useful in analyzing the change in franchise operating results (dollars in thousands):

	2015	2014	2013
Franchise rental revenues	$208	$238	$55

Royalties	$19,033	$16,448	$14,808
Franchise fees and other	1,562	1,750	2,441
Franchise royalties and other	$20,595	$18,198	$17,249
Total franchise revenues	$20,803	$18,436	$17,304

Rental expense (1)	$192	$215	$16
Franchise support and other costs	3,962	3,800	2,928
Total franchise costs	$4,154	$4,015	$2,944
Franchise margin	$16,649	$14,421	$14,360
Franchise margin as a % of franchise revenue	80.0%	78.2%	83.0%

Average number of franchise restaurants	333	322	311
% increase	3.4%	3.5%
Franchise restaurant AUVs	$1,140	$1,028	$961
Increase in franchise-operated same-store sales	10.4%	6.3%
Royalties as a percentage of franchise restaurant sales	5.0%	5.0%	4.9%
 ____________________________

(1)	Included in franchise occupancy expenses in the accompanying consolidated statements of earnings.

Franchise royalties and other increased $2.4 million or 13.2% in 2015 and $0.9 million or 5.5% in 2014 as compared with the respective prior year. Increases in both years primarily relate to higher AUVs resulting in an increase in revenues from royalties, and to a lesser extent, an increase in the average number of Qdoba franchise restaurants. In 2014, these increases were partially offset by a reduction in franchise fees of $0.7 million.
Franchise support and other costs increased $0.2 million in 2015 and $0.9 million in 2014 in comparison with the respective prior year.
Selling, general and administrative (“SG&A”) expenses
The following table presents the change in SG&A expenses in each fiscal year compared with the prior year (in thousands):

	Increase/(Decrease)
	2015 vs. 2014	2014 vs. 2013
Pension and postretirement benefits	$4,989	$(17,386)
Cash surrender value of COLI policies, net	3,833	1,365
Incentive compensation (including share-based compensation)	3,851	1,181
Pre-opening costs	1,648	(777)
Insurance	(1,163)	545
Advertising	(982)	(2,298)
Employee relocation	(463)	1,152
Other	2,644	2,365
	$14,357	$(13,853)

In 2015 and 2014, the changes in pension and postretirement benefits primarily relate to changes in the discount rates as compared with the respective prior year.
The cash surrender value of our Company-owned life insurance (“COLI”) policies, net of changes in our non-qualified deferred compensation obligation supported by these policies, are subject to market fluctuations. The changes in market values had a negative impact of $0.6 million in 2015, and a positive impact of $3.2 million in 2014 and $4.6 million in 2013.
In 2015 and 2014, the higher levels of incentive compensation reflects improvements in the Company’s results compared with performance goals. In 2015, higher incentive compensation also relates to an increase in share-based compensation due to our annual grant of nonvested stock units which vest over five years. As this is our fifth year of offering such grants, we are expensing one additional year of grants compared to a year ago. In 2014, a decrease in share based compensation due to accelerated vesting for retiree eligible executives in 2013 partially offset the increases in other forms of incentive compensation.
In 2015, pre-opening costs increased due to an increase in the number of Qdoba restaurants under construction as compared to a year ago, as well as higher pre-opening labor costs. In 2014, pre-opening costs decreased primarily due to a decline in the number of new Jack in the Box company restaurant openings as compared to the prior year.
Insurance costs in 2015 decreased primarily due to an unfavorable $1.0 million general liability legal settlement recognized in the prior year as well as favorable group insurance trends in the current year. In 2014, costs were higher primarily related to aforementioned legal settlement.
Advertising costs in 2015 and 2014 were impacted by our refranchising strategy at Jack in the Box, which resulted in a decrease in company-operated restaurants and the related overhead expenses to manage and support those restaurants, including advertising costs, which are primarily contributions to our marketing funds determined as a percentage of gross restaurant sales. As such, in 2015 and 2014, advertising costs decreased at Jack in the Box and were partially offset in both years by same-store sales growth at Jack in the Box and Qdoba restaurants, and in 2014 higher advertising expenses at Qdoba.
Impairment and other charges, net
The following table presents the components of impairment and other charges, net in each fiscal year (in thousands):

	2015	2014	2013
Accelerated depreciation	$6,260	$1,202	$2,554
Costs of closed restaurants (primarily lease obligations) and other	3,592	2,841	2,469
Losses on the disposition of property and equipment, net	1,319	1,674	1,091
Restaurant impairment charges	557	570	3,874
Restructuring costs	29	8,621	3,451
	$11,757	$14,908	$13,439
Impairment and other charges, net decreased $3.2 million in 2015 versus 2014 due to a decrease in restructuring activities, partially offset by an increase in accelerated depreciation recognized in connection with various initiatives at our company-operated Jack in the Box restaurants. In 2015, accelerated depreciation includes $3.6 million recognized in connection with beverage equipment upgrades and $1.5 million related to projects designed to upgrade outdoor lighting and certain technology at our restaurants.
In 2014, impairment and other charges, net increased $1.5 million in 2014 versus 2013 due primarily to an increase in restructuring costs incurred in connection with the comprehensive review of our organizational structure, partially offset by declines in restaurant impairment and accelerated depreciation charges. Restructuring costs increased $5.2 million due to a charge related to a restaurant software asset we no longer plan to place in service. Restaurant impairment charges decreased $3.3 million due to charges in 2013 to write down the carrying value underperforming Jack in the Box restaurants and Jack in the Box restaurants we closed. Accelerated depreciation decreased $1.4 million due to a decrease in restaurant enhancement activity in 2014.
Losses on the disposition of property and equipment, net included income of $0.9 million in 2015 and $2.8 million in 2013 from the resolution of eminent domain matters involving Jack in the Box restaurants. For additional detail, refer to Note 9, Impairment and Other Charges, Net, of the notes to the consolidated financial statements.

(Losses) gains on the sale of company-operated restaurants
(Losses) gains on the sale of company-operated restaurants to franchisees, net are detailed in the following table (dollars in thousands):

	2015	2014	2013
Number of restaurants sold to franchisees	21	37	81
(Losses) gains on the sale of company-operated restaurants	$(3,139)	$(1,692)	$4,640
Loss on the anticipated sale of a Jack in the Box market	—	(1,856)	—
Total (losses) gains on the sale of company-operated restaurants	$(3,139)	$(3,548)	$4,640
Gains and losses are impacted by the number of restaurants sold and changes in average gains or losses recognized, which relate to specific sales and cash flows of those restaurants. In 2015, 2014 and 2013, (losses) gains on the sale of company-operated restaurants include additional gains of $1.5 million, $2.1 million and $3.3 million, respectively, recognized upon the extension of the underlying franchise and lease agreements related to Jack in the Box restaurants sold in previous years. In 2014, the loss on the anticipated sale of a Jack in the Box market relates to 25 company-operated restaurants of which we sold 20, and closed the remaining five in the second quarter of fiscal 2015. For additional detail, refer to Note 3, Summary of Refranchisings, Franchisee Development and Acquisitions, of the notes to the consolidated financial statements.
Interest Expense, Net
Interest expense, net is comprised of the following (in thousands):

	2015	2014	2013
Interest expense	$19,180	$16,531	$16,471
Interest income	(377)	(853)	(1,220)
Interest expense, net	$18,803	$15,678	$15,251
Interest expense, net increased $3.1 million in 2015 as compared to a year ago due to higher average borrowings, partially offset by a charge in 2014 to write-off deferred financing fees in connection with the refinancing of our credit facility. In 2014, interest expense, net increased $0.4 million compared with the respective prior year due to a decrease in interest income attributable to a decline in notes receivable related to refranchising transactions. Both 2014 and 2013 include the write-off of deferred finance fees of $0.8 million and $0.9 million, respectively, recorded in connection with refinancing of our credit facility in each year.
Income Taxes
The income tax provisions reflect effective tax rates of 36.9%, 35.3% and 32.8% of pretax earnings from continuing operations in 2015, 2014 and 2013, respectively. In 2015, the major component of the year-over-year change in tax rates was a decrease in the market performance of insurance products used to fund certain non-qualified retirement plans which are excluded from taxable income. The tax rate increase in 2014 versus 2013 is primarily related to the expiration of the Work Opportunity Tax Credit offset by the release of a valuation allowance on California tax credits due to a change in state tax law, and a decrease in the market performance of insurance products used to fund certain non-qualified retirement plans which are excluded from taxable income.
Earnings from Continuing Operations
Earnings from continuing operations were $112.6 million, or $2.95 per diluted share, in 2015; $94.8 million, or $2.26 per diluted share, in 2014; and $82.6 million, or $1.84 per diluted share, in 2013.
Losses from Discontinued Operations, Net
The losses from our distribution business and the 2013 Qdoba Closures have been reported as discontinued operations for all periods presented. Refer to Note 2, Discontinued Operations, in the notes to our consolidated financial statements for further information regarding our discontinued operations.

Losses from discontinued operations net of tax, are as follows for each discontinued operation in each fiscal year (in thousands):

	2015	2014	2013
Distribution business	$(430)	$(790)	$(3,974)
2013 Qdoba Closures	(3,359)	(5,104)	(27,482)
	$(3,789)	$(5,894)	$(31,456)
These losses from discontinued operations reduced diluted earnings per share by the following in each fiscal year (amounts may not add due to rounding):

	2015	2014	2013
Distribution business	$(0.01)	$(0.02)	$(0.09)
2013 Qdoba Closures	(0.09)	(0.12)	(0.61)
	$(0.10)	$(0.14)	$(0.70)
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
Cash Flows
The table below summarizes our cash flows from operating, investing and financing activities for each of the past three fiscal years (in thousands):

	2015	2014	2013
Total cash provided by (used in):
Operating activities	$226,875	$201,022	$198,872
Investing activities	(84,473)	(42,979)	(33,939)
Financing activities	(135,208)	(157,116)	(163,762)
Effect of exchange rate changes	(29)	7	4
Increase in cash and cash equivalents	$7,165	$934	$1,175
Operating Activities.  Operating cash flows increased $25.9 million in 2015 compared with 2014 due primarily to an increase in net earnings in fiscal 2015 and a reduction in prepaid income taxes of $20.3 million, offset by an income tax refund of $20.5 million received in the fourth quarter of 2014 as a result of a fixed asset cost segregation study.
In 2014, operating cash flows increased $2.2 million compared with 2013 due primarily to the tax benefits realized as a result of the fixed asset cost segregation study which resulted in an income tax refund and a decrease in income tax payments. These decreases in cash flows were partially offset by an increase in property rent payments due to timing differences associated with payments for the month of October.

Investing Activities.  Cash flows used in investing activities increased $41.5 million in 2015 compared with 2014 due primarily to an increase in capital expenditures, cash used to acquire assets held for sale and leaseback, and a decrease in proceeds from assets held for sale and leaseback and the sale of company-operated restaurants. In 2014, cash flows used in investing activities increased $9.0 million compared with 2013 due primarily to decreases in proceeds from assets held for sale and leaseback and the sale of company-operated restaurants, partially offset by decreases in capital expenditures, cash used to acquire assets held for sale and leaseback, and acquisitions of franchise-operated restaurants.
Capital Expenditures — The composition of capital expenditures in each fiscal year is summarized in the table below (in thousands):

	2015	2014	2013
Jack in the Box:
New restaurants	$2,402	$3,533	$5,887
Restaurant facility expenditures	36,062	22,680	40,670
Other, including information technology	3,464	4,645	3,716
	$41,928	$30,858	$50,273
Qdoba:
New restaurants	$26,686	$13,189	$22,672
Restaurant facility expenditures	3,762	4,477	4,722
Other, including information technology	3,623	301	149
	$34,071	$17,967	$27,543
Shared Services:
Information technology	$7,315	$5,786	$4,162
Other, including facility improvements	2,912	5,914	2,712
	$10,227	$11,700	$6,874

Consolidated capital expenditures	$86,226	$60,525	$84,690
Our capital expenditure program includes, among other things, investments in new locations and equipment, restaurant remodeling, and information technology enhancements. In 2015, capital expenditures increased $25.7 million due primarily to an increase in spending related to building new Qdoba restaurants, exterior lighting enhancements at our Jack in the Box restaurants, and information technology infrastructure at both brands, partially offset by a decrease in spending related to Qdoba’s corporate support center. In 2014, capital expenditures decreased $24.2 million compared with 2013 due primarily to a decrease in spending related to the exteriors of Jack in the Box restaurants and new Qdoba restaurants, partially offset by an increase in spending for leasehold improvements related to Qdoba’s new corporate support center.
In fiscal 2016, capital expenditures are expected to be approximately $100-$120 million. Increased spending in fiscal 2016 is primarily related to remodels at Qdoba company-operated restaurants, as well as increases in spending for information technology upgrades to support both brands. We plan to open 4 new Jack in the Box and approximately 25-30 new Qdoba company-operated restaurants in fiscal 2016.
Sale of Company-Operated Restaurants — We have continued to expand franchise ownership in the Jack in the Box system primarily through the sale of company-operated restaurants to franchisees. The following table details proceeds received in connection with our refranchising activities in each fiscal year (dollars in thousands):

	2015	2014	2013
Number of restaurants sold to franchisees	21	37	81
Total proceeds	$3,951	$10,536	$30,619
We expect total proceeds from the sale of Jack in the Box restaurants in 2016 to be minimal.

Assets Held for Sale and Leaseback — We use sale and leaseback financing to lower the initial cash investment in our Jack in the Box restaurants to the cost of the equipment, whenever possible. In 2015, we exercised our right of first refusal related to five leased properties which we intend to sell and leaseback within the next 12 months. The following table summarizes the cash flow activity related to sale and leaseback transactions in each fiscal year (dollars in thousands):

	2015	2014	2013
Number of restaurants sold and leased back	—	3	24
Proceeds from sale and leaseback transactions	$—	$5,698	$47,431
Purchases of assets intended for sale and leaseback	$(10,396)	$(2,801)	$(26,058)
As of September 27, 2015, we had investments of approximately $15.2 million relating to seven restaurant properties that we expect to sell and leaseback during fiscal 2016.
Acquisition of Franchise-Operated Restaurants — In 2015 and 2014, we acquired seven and four Jack in the Box franchise restaurants, respectively. In 2013, we acquired 13 Qdoba franchise restaurants in select markets where we believe there is continued opportunity for restaurant development. Additionally, in 2013 we exercised our right of first refusal and acquired one Jack in the Box restaurant. The following table details franchise-operated restaurant acquisition activity in each fiscal year (dollars in thousands):

	2015	2014	2013
Number of restaurants acquired from franchisees	7	4	14
Cash used to acquire franchise-operated restaurants	$—	$1,750	$12,064
The purchase price was primarily allocated to liabilities assumed and property and equipment in 2015, and property and equipment, goodwill and reacquired franchise rights in 2014 and 2013. For additional information, refer to Note 3, Summary of Refranchisings, Franchisee Development and Acquisitions, of the notes to the consolidated financial statements.
Financing Activities.  Cash used in financing activities decreased $21.9 million in 2015 and $6.6 million in 2014 as compared with the respective prior year. The decrease in 2015 is due primarily to an increase in borrowings under our credit facility, partially offset by an increase in cash used to pay dividends and a decrease in proceeds from the issuance of common stock. The decrease in 2014 is due primarily to an increase in borrowings under our credit facility and the change in our book overdraft related to the timing of working capital receipts and disbursements, partially offset by an increase in cash used to repurchase shares of our common stock and to pay dividends, and a decrease in proceeds from the issuance of common stock.
Credit Facility — On July 1, 2015, the Company amended its credit facility to increase its overall borrowing capacity. The amended credit facility was increased to $1.2 billion, consisting of (i) a $900.0 million revolving credit agreement and (ii) a $300.0 million term loan. In connection with the amendment, the Company borrowed $300.0 million under the term loan and approximately $360.0 million under the revolving credit agreement. The proceeds from the amendment were used to repay all borrowings under the credit facility prior to the amendment and pay related transaction fees and expenses associated with amending the credit facility.
We are subject to a number of customary covenants under our credit facility, including limitations on additional borrowings, acquisitions, loans to franchisees, lease commitments, stock repurchases, dividend payments and requirements to maintain certain financial ratios. We were in compliance with all covenants as of September 27, 2015.
At September 27, 2015, we had $300.0 million outstanding under the term loan, borrowings under the revolving credit agreement of $395.0 million and letters of credit outstanding of $25.2 million. For additional information related to our credit facility, refer to Note 7, Indebtedness, of the notes to the consolidated financial statements.
Interest Rate Swaps — To reduce our exposure to rising interest rates under our credit facility, we consider interest rate swaps. In August 2010, we entered into two forward-looking swaps that effectively converted $100.0 million of our variable rate term loan to a fixed-rate basis beginning September 2011 through September 2014. In April 2014, we entered into nine forward-starting interest rate swap agreements that effectively convert $300.0 million of our variable rate borrowings to a fixed rate basis from October 2014 through October 2018. In June 2015, we entered into eleven forward-starting interest rate swap agreements that effectively convert an additional $200.0 million of our variable rate borrowings and future expected variable rate borrowings to a fixed rate from October 2015 through October 2018, and $500.0 million from October 2018 through October 2022. For additional information, refer to Note 6, Derivative Instruments, of the notes to the consolidated financial statements and Item 7A, Quantitative and Qualitative Disclosures about Market Risk, of this Report.
Repurchases of Common Stock — During fiscal 2015, we repurchased 3.7 million shares at an aggregate cost of $317.1 million, compared with 5.6 million shares at an aggregate cost of $319.7 million in fiscal 2014, and 4.0 million shares at an aggregate cost of $140.1 million in fiscal 2013. As of September 27, 2015, there was approximately $25,500 remaining under a stock buyback program which expires in November 2016, and an additional $200.0 million remaining under a stock buyback program commencing in fiscal 2016 and expiring in November 2017.
Repurchases of common stock included in our consolidated statements of cash flows for 2015 and 2014 include $3.1 million and $7.3 million, respectively, related to repurchase transactions traded in the prior fiscal year and settled in the subsequent year. For additional information, refer to Note 13, Stockholders’ Equity, of the notes to the consolidated financial statements and Item 5, Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities, of this Report.
Dividends — The Company did not pay any cash dividends on its common stock during 2013. On May 9, 2014, the Board of Directors approved the initiation of a regular quarterly cash dividend. Two quarterly cash dividend payments of $0.20 per share each were declared totaling $15.9 million in fiscal 2014. In fiscal 2015, the Board of Directors declared two cash dividends of $0.20 per share each, and two cash dividends of $0.30 per share each, totaling $37.6 million. Future dividends are subject to approval by our Board of Directors.
Off-Balance Sheet Arrangements
We are not a party to any off-balance sheet arrangements that have, or are reasonably likely to have, a current or future material effect on our financial condition, changes in financial condition, results of operations, liquidity, capital expenditures or capital resources.
Contractual Obligations and Commitments
The following is a summary of our contractual obligations and commercial commitments as of September 27, 2015 (in thousands):

	Payments Due by Fiscal Year
	Total	Less than 1 year	1-3 years	3-5 years	After 5 years
Contractual Obligations:
Credit facility term loan (1)	$319,223	$30,539	$60,743	$227,941	$—
Revolving credit agreement (1)	413,860	9,620	15,392	388,848	—
Capital lease obligations	22,934	4,040	5,873	5,169	7,852
Operating lease obligations	1,498,290	246,636	388,762	310,034	552,858
Purchase commitments (2)	2,412,500	802,700	815,100	406,500	388,200
Benefit obligations (3)	67,378	8,463	11,836	12,890	34,189
Total contractual obligations	$4,734,185	$1,101,998	$1,297,706	$1,351,382	$983,099
Other Commercial Commitments:
Stand-by letters of credit (4)	$25,200	$25,200	$—	$—	$—
____________________________

(1)	Includes interest expense estimated at interest rates in effect on September 27, 2015.

(2)	Includes purchase commitments for food, beverage, and packaging items to support system-wide restaurant operations.

(3)	Includes expected payments associated with our non-qualified defined benefit plan, postretirement benefit plans and our non-qualified deferred compensation plan through fiscal 2025.

(4)	Consists primarily of letters of credit for workers’ compensation and general liability insurance.
We maintain a noncontributory defined benefit pension plan (“Qualified Plan”) covering substantially all full-time employees hired before January 1, 2011. Our policy is to fund our Qualified Plan at amounts necessary to satisfy the minimum amount required by law, plus additional amounts as determined by management to improve the plan’s funded status. Contributions beyond fiscal 2015 will depend on pension asset performance, future interest rates, future tax law changes, and future changes in regulatory funding requirements. Based on the funding status of our Qualified Plan as of our last measurement date, there was no minimum contribution required. For additional information related to our pension plans, refer to Note 11, Retirement Plans, of the notes to the consolidated financial statements.

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
Long-lived Assets — Property, equipment and certain other assets, including amortized intangible assets, are reviewed for impairment on an annual basis or whenever events or changes in circumstances indicate that their carrying value may not be recoverable. This review generally includes a restaurant-level analysis, except when we are actively selling a group of restaurants, in which case we perform our impairment evaluations at the group level. Impairment evaluations for individual restaurants take into consideration a restaurant’s operating cash flows, the period of time since a restaurant has been opened or remodeled, refranchising expectations, and the maturity of the related market. Impairment evaluations for a group of restaurants take into consideration the group’s expected future cash flows and sales proceeds from bids received, if any, or fair market value based on, among other considerations, the specific sales and cash flows of those restaurants. If the assets of a restaurant or group of restaurants subject to our impairment evaluation are not recoverable based upon the forecasted, undiscounted cash flows, we recognize an impairment loss as the amount by which the carrying value of the assets exceeds fair value. Our estimates of cash flows used to assess impairment are subject to a high degree of judgment and may differ from actual cash flows due to, among other things, economic conditions or changes in operating performance. During fiscal year 2015, we recorded impairment charges totaling $0.4 million to write down one underperforming Jack in the Box restaurant to its estimated fair value.
Retirement Benefits — Our defined benefit and other postretirement plans’ costs and liabilities are determined using several statistical and other actuarial factors, which attempt to anticipate future events, including assumptions about discount rates, expected return on plan assets, health care cost trend rates and mortality rates. The assumed discount rate and expected return on plan assets are the assumptions that generally have the most significant impact on our benefit costs and retirement obligations.
Our discount rate is set annually by us, with assistance from our actuaries, and is determined by considering the average of pension yield curves constructed of a population of high-quality bonds with a Moody’s or Standard and Poor’s rating of “AA” or better meeting certain other criteria. As of September 27, 2015, our discount rates were 4.79% for our Qualified Plan, 4.45% for our non-qualified defined benefit plan, and 4.47% for our postretirement health plans.
Our expected long-term rate of return on assets is determined taking into consideration our projected asset allocation and economic forecasts prepared with the assistance of our actuarial consultants. As of September 27, 2015, our assumed expected long-term rate of return was 6.50% for our Qualified Plan.
The actuarial assumptions used may differ materially from actual results due to changing market and economic conditions, higher or lower turnover and retirement rates or longer or shorter life spans of participants. These differences may affect the amount of pension expense we record. A hypothetical 25 basis point reduction in the assumed discount rate and expected long-term rate of return on plan assets would have resulted in an estimated increase of $2.4 million and $0.9 million, respectively, in our fiscal 2015 pension and postretirement expense.
In 2015, we began using the RP-2014 mortality tables and the MP-2014 mortality improvement scale in the estimation of our benefit obligation for our defined benefit pension and postretirement health plans as they reflect improved life expectancies and an expectation that the trend will continue. This change most significantly impacted our defined benefit pension plans and resulted in an increase in the combined projected benefit obligation of $35.6 million from September 28, 2014 to September 27, 2015.
We expect our pension and postretirement expense to decrease $5.3 million in fiscal 2016 principally due to the sunsetting of our Qualified Plan on December 31, 2015, at which time participants will no longer accrue benefits, resulting in a reduction of the service cost component of our expense and a change in the amortization period for actuarial gains and losses from the average remaining service period of plan participants to the average future lifetime of all participants. An increase in our discount rate also contributed to the expected decrease in our pension and postretirement expense.
Self-Insurance — We are self-insured for a portion of our losses related to workers’ compensation, general liability and other legal claims and health benefits. In estimating our self-insurance accruals, we utilize independent actuarial estimates of expected losses, which are based on statistical analysis of historical data. These assumptions are closely monitored and adjusted when warranted by changing circumstances. Should a greater amount of claims occur compared to what was estimated, or should medical costs increase beyond what was expected, accruals might not be sufficient, and additional expense may be recorded.

Restaurant Closing Costs — Restaurant closing costs consist of future lease commitments, net of anticipated sublease rentals and expected ancillary costs. We record a liability for the net present value of any remaining lease obligations, net of estimated sublease income, at the date we cease using a property. Subsequent adjustments to the liability as a result of changes in estimates of sublease income or lease cancellations are recorded in the period incurred. The estimates we make related to sublease income are subject to a high degree of judgment and may differ from actual sublease income due to changes in economic conditions, desirability of the sites and other factors. During fiscal year 2015, we recorded charges of $2.7 million related to revised sublease assumptions and adjustments for lease terminations.
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
Goodwill and Other Intangibles — We evaluate goodwill and non-amortizing intangible assets annually, or more frequently if indicators of impairment are present. Our impairment analyses first include a qualitative assessment to determine whether events or circumstances indicate the carrying amount may not be recoverable. If this assessment results in a less-than 50% likelihood that impairment exists, then further analysis is not required. If the results of these analyses indicate otherwise, then we compare the fair value of the reporting unit for goodwill and the fair value of the intangible asset to their respective carrying values. If the determined fair values of the respective assets are less than the related carrying amounts, an impairment loss is recognized. The methods we use to estimate fair value include future cash flow assumptions, which may differ from actual cash flows due to, among other things, economic conditions or changes in operating performance. We performed our annual assessment of impairment over all of our goodwill and other intangibles assets during the fourth quarter of 2015, and qualitatively determined that no impairment existed as of September 27, 2015. As of the impairment testing date, the fair value of our reporting units significantly exceeded their carrying values.
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
NEW ACCOUNTING PRONOUNCEMENTS
See Note 1, Nature of Operations and Summary of Significant Accounting Policies, of the notes to the consolidated financial statements for a discussion of the impact of new accounting pronouncements on our consolidated financial statements.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Our primary exposure to risks relating to financial instruments is changes in interest rates. Our credit facility is comprised of a revolving credit facility and a term loan, bearing interest at an annual rate equal to the prime rate or LIBOR plus an applicable margin based on a financial leverage ratio. As of September 27, 2015, the applicable margin for the LIBOR-based revolving loans and term loan was set at 1.75%.
We use interest rate swap agreements to reduce exposure to interest rate fluctuations. In April 2014, we entered into nine forward-starting interest rate swap agreements that effectively convert $300.0 million of our variable rate borrowings to a fixed rate basis from October 2014 through October 2018. In June 2015, we entered into eleven forward-starting interest rate swap agreements that effectively convert an additional $200.0 million of our variable rate borrowings to a fixed rate from October 2015 through October 2018, and $500.0 million from October 2018 through October 2022. Based on the applicable margin in effect as of September 27, 2015, these twenty interest rate swaps would yield average fixed rates of 2.60%, 2.93%, 3.65%, 4.16%, 4.37%,

4.64%, 4.82% and 4.92% in years one through eight, respectively. For additional information related to our interest rate swaps, refer to Note 6, Derivative Instruments, of the notes to the consolidated financial statements.
A hypothetical 100 basis point increase in short-term interest rates, based on the outstanding unhedged balance of our revolving credit facility and term loan at September 27, 2015, would result in an estimated increase of $2.0 million in annual interest expense.
We are also exposed to the impact of commodity and utility price fluctuations. Many of the ingredients we use are commodities or ingredients that are affected by the price of other commodities, weather, seasonality, production, availability and various other factors outside our control. In order to minimize the impact of fluctuations in price and availability, we monitor the primary commodities we purchase and may enter into purchasing contracts and pricing arrangements when considered to be advantageous. However, certain commodities remain subject to price fluctuations. We are exposed to the impact of utility price fluctuations related to unpredictable factors such as weather and various other market conditions outside our control. Our ability to recover increased costs for commodities and utilities through higher prices is limited by the competitive environment in which we operate. From time to time, we enter into futures and option contracts to manage these fluctuations. At September 27, 2015, we had no such contracts in place.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
The consolidated financial statements, related financial information, and the Report of Independent Registered Public Accounting Firm required to be filed are indexed on page F-1 and are incorporated herein.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
None.

ITEM 9A.	CONTROLS AND PROCEDURES
Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures
Based on an evaluation of the Company’s disclosure controls and procedures (as defined in Rule 13(a)-15(e) of the Securities Exchange Act of 1934, as amended), as of the end of the Company’s fiscal year ended September 27, 2015, the Company’s Chief Executive Officer and Chief Financial Officer (its principal executive officer and principal financial officer, respectively) have concluded that the Company’s disclosure controls and procedures were effective.
Changes in Internal Control Over Financial Reporting
There have been no significant changes in the Company’s internal control over financial reporting that occurred during the Company’s fiscal quarter ended September 27, 2015 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.
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
Management assessed the effectiveness of the Company’s internal control over financial reporting as of September 27, 2015. In making this assessment, our management used the criteria set forth in 1992 by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control-Integrated Framework. Management has concluded that, as of September 27, 2015, the Company’s internal control over financial reporting was effective, at a reasonable assurance level, based on these criteria.
The Company’s independent registered public accounting firm, KPMG LLP, has issued an audit report on the effectiveness of our internal control over financial reporting, which follows.

Report of Independent Registered Public Accounting Firm
The Board of Directors and Stockholders
Jack in the Box Inc.:
We have audited the internal control over financial reporting of Jack in the Box Inc. (the Company) as of September 27, 2015, based on criteria established in Internal Control — Integrated Framework (1992), issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.
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
In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of September 27, 2015, based on criteria established in Internal Control — Integrated Framework (1992) issued by COSO.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Jack in the Box Inc. and subsidiaries as of September 27, 2015 and September 28, 2014, and the related consolidated statements of earnings, comprehensive income, cash flows, and stockholders’ equity for the fifty-two weeks ended September 27, 2015, September 28, 2014, and September 29, 2013, and our report dated November 19, 2015, expressed an unqualified opinion on those consolidated financial statements.
/s/    KPMG LLP
San Diego, California
November 19, 2015

ITEM 9B.	OTHER INFORMATION
None.
PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
That portion of our definitive Proxy Statement appearing under the captions “Election of Directors,” “Directors Qualifications and Biographical Information,” “Committees of the Board” and “Section 16(a) Beneficial Ownership Reporting Compliance” to be filed with the Commission pursuant to Regulation 14A within 120 days after September 27, 2015 and to be used in connection with our 2016 Annual Meeting of Stockholders is hereby incorporated by reference.
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
We have adopted a Code of Ethics, which applies to all Jack in the Box Inc. directors, officers and employees, including the Chief Executive Officer, Chief Financial Officer, Controller and all of the financial team. The Code of Ethics is posted on the Company’s website, www.jackinthebox.com (under the “Investors — Corporate Governance — Code of Conduct” caption) and in print free of charge to any stockholder upon request. We intend to satisfy the disclosure requirement regarding any amendment to, or waiver of, a provision of the Code of Ethics for the Chief Executive Officer, Chief Financial Officer and Controller or persons performing similar functions, by posting such information on our website. No such waivers have been issued during fiscal 2015.
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
That portion of our definitive Proxy Statement appearing under the caption “Executive Compensation,” “Compensation Tables,” “Director Compensation,” “Compensation Committee Interlocks and Insider Participation” and “Compensation Committee Report” to be filed with the Commission pursuant to Regulation 14A within 120 days after September 27, 2015 and to be used in connection with our 2016 Annual Meeting of Stockholders is hereby incorporated by reference.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
That portion of our definitive Proxy Statement appearing under the caption “Security Ownership of Certain Beneficial Owners and Management” to be filed with the Commission pursuant to Regulation 14A within 120 days after September 27, 2015 and to be used in connection with our 2016 Annual Meeting of Stockholders is hereby incorporated by reference. Information regarding equity compensation plans under which Company common stock may be issued as of September 27, 2015 is set forth in Item 5 of this Report.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
That portion of our definitive Proxy Statement appearing under the caption “Certain Relationships and Related Transactions” and “Director Independence,” if any, to be filed with the Commission pursuant to Regulation 14A within 120 days after September 27, 2015 and to be used in connection with our 2016 Annual Meeting of Stockholders is hereby incorporated by reference.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES
That portion of our definitive Proxy Statement appearing under the caption “Independent Registered Public Accounting Fees and Services” to be filed with the Commission pursuant to Regulation 14A within 120 days after September 27, 2015 and to be used in connection with our 2016 Annual Meeting of Stockholders is hereby incorporated by reference.
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
		8-K	3/20/2014

Number	Description	Form	Filed with SEC
10.1.10
Waiver, Joinder and Second Amendment, dated as of July 1, 2015, among Jack in the Box Inc., the Guarantors party thereto, Wells Fargo Bank, National Association, as administrative agent, and the lenders party thereto.
		8-K	7/7/2015

10.2*	Form of Compensation and Benefits Assurance Agreement for Executives	10-Q	2/20/2008

10.2.1*	Form of Revised Compensation and Benefits Assurance Agreement for certain officers	10-Q	5/17/2012

10.2.2*	Form of Revised Compensation and Benefits Assurance Agreement for certain officers, dated May 8, 2014	10-K	11/20/2014

10.3*	Amended and Restated Supplemental Executive Retirement Plan	10-Q	2/18/2009

10.3.1 *	First Amendment to Jack in the Box Inc. Supplemental Executive Retirement Plan, As Amended and Restated Effective January 1, 2009	8-K	9/22/2015

10.4*	Amended and Restated Executive Deferred Compensation Plan	10-Q	2/18/2009

10.4.1 *	Jack in the Box Inc. Executive Deferred Compensation Plan, As Amended and Restated Effective January 1, 2016	8-K	9/22/2015

10.5*	Amended and Restated Deferred Compensation Plan for Non-Management Directors	10-K	11/22/2006

10.6*	Amended and Restated Non-Employee Director Stock Option Plan Dated September 17, 1999	10-K	2/2/1999

10.8*	Amended and Restated 2004 Stock Incentive Plan	DEF 14A	1/12/2012

10.8.1*	Form of Restricted Stock Award for officers and certain members of management under the 2004 Stock Incentive Plan	10-Q	8/5/2009

10.8.3*	Jack in the Box Inc. Non-Employee Director Stock Option Award Agreement under the 2004 Stock Incentive Plan	8-K	11/15/2005

10.8.4*	Form of Restricted Stock Unit Award Agreement for Non-Employee Director under the 2004 Stock Incentive Plan	10-K	11/20/2009

10.8.5*	Form of Time-Vested Restricted Stock Unit Award Agreement under the 2004 Stock Incentive Plan	10-K	11/24/2010

10.8.6*	Form of Restricted Stock Unit Grant Agreement for Non-Employee Directors under the 2004 Stock Incentive Plan	10-Q	5/14/2015

10.8.7*	Form of Stock Option and Performance Unit Awards Agreement under the 2004 Stock Incentive Plan	10-K	11/20/2009

10.8.8*	Form of Stock Option and Performance Share Awards Agreement under the 2004 Stock Incentive Plan	10-Q	2/23/2012

10.8.9*	Form of Stock Option and Performance Share Awards Agreement under the 2004 Stock Incentive Plan	10-K	11/22/2013

10.8.10*	Form of Time-Vested Restricted Stock Unit Award Agreement under the 2004 Stock Incentive Plan	10-K	11/22/2013

10.8.11*	Form of Time-Vesting Restricted Stock Unit Award Agreement under the 2004 Stock Incentive Plan	10-Q	2/18/2015

10.8.12*	Form of Stock Option and Performance Share Award Agreement under the 2004 Stock Incentive Plan	10-Q	2/18/2015

Number	Description	Form	Filed with SEC
10.10.1*	Amended and Restated Performance Bonus Incentive Plan effective October 4, 2010	DEF 14A	1/13/2011

10.11*	Form of Amended and Restated Indemnification Agreement between the registrant and individual directors, officers and key employees	10-Q	8/10/2012

23.1	Consent of Independent Registered Public Accounting Firm	_____	Filed herewith

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	_____	Filed herewith

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	_____	Filed herewith

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	_____	Filed herewith

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	_____	Filed herewith

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

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
November 19, 2015
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

Signature	Title	Date

/s/ LEONARD A. COMMA	Chairman of the Board and Chief Executive Officer (principal executive officer)	November 19, 2015
Leonard A. Comma

/s/ JERRY P. REBEL	Executive Vice President and Chief Financial Officer (principal financial officer and principal accounting officer)	November 19, 2015
Jerry P. Rebel

/s/ DAVID L. GOEBEL	Director	November 19, 2015
David L. Goebel

/s/ SHARON P. JOHN	Director	November 19, 2015
Sharon P. John

/s/ MADELEINE A. KLEINER	Director	November 19, 2015
Madeleine A. Kleiner

/s/ MICHAEL W. MURPHY	Director	November 19, 2015
Michael W. Murphy

/s/ JAMES M. MYERS	Director	November 19, 2015
James M. Myers

/s/ DAVID M. TEHLE	Director	November 19, 2015
David M. Tehle

/s/ JOHN T. WYATT	Director	November 19, 2015
John T. Wyatt

Schedules not filed: All schedules have been omitted as the required information is inapplicable, immaterial or the information is presented in the consolidated financial statements or related notes.

Report of Independent Registered Public Accounting Firm
The Board of Directors and Stockholders
Jack in the Box Inc.:
We have audited the accompanying consolidated balance sheets of Jack in the Box Inc. and subsidiaries (the Company) as of September 27, 2015 and September 28, 2014, and the related consolidated statements of earnings, comprehensive income, cash flows, and stockholders’ equity for the fifty-two weeks ended September 27, 2015, September 28, 2014, and September 29, 2013. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.
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
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Jack in the Box Inc. and subsidiaries as of September 27, 2015 and September 28, 2014, and the results of their operations and their cash flows for the fifty-two weeks ended September 27, 2015, September 28, 2014, and September 29, 2013, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the internal control over financial reporting of Jack in the Box Inc. as of September 27, 2015, based on criteria established in Internal Control - Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated November 19, 2015, expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

/s/ KPMG LLP
San Diego, California
November 19, 2015

JACK IN THE BOX INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Dollars in thousands, except per share data)

	September 27, 2015	September 28, 2014
ASSETS
Current assets:
Cash and cash equivalents	$17,743	$10,578
Accounts and other receivables, net	47,975	50,014
Inventories	7,376	7,481
Prepaid expenses	16,240	36,314
Deferred income taxes	40,033	36,810
Assets held for sale	15,516	4,766
Other current assets	3,106	597
Total current assets	147,989	146,560
Property and equipment, at cost:
Land	112,991	113,622
Buildings	1,091,237	1,090,360
Restaurant and other equipment	315,235	291,443
Construction in progress	43,914	24,522
	1,563,377	1,519,947
Less accumulated depreciation and amortization	(835,114)	(797,818)
Property and equipment, net	728,263	722,129
Intangible assets, net	14,765	15,604
Goodwill	149,027	149,074
Other assets, net	263,935	237,298
	$1,303,979	$1,270,665
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current maturities of long-term debt	$26,677	$10,871
Accounts payable	32,137	31,810
Accrued liabilities	170,575	163,626
Total current liabilities	229,389	206,307
Long-term debt, net of current maturities	688,579	497,012
Other long-term liabilities	370,058	309,435
Stockholders’ equity:
Preferred stock $0.01 par value, 15,000,000 shares authorized, none issued	—	—
Common stock $0.01 par value, 175,000,000 shares authorized, 81,096,156 and 80,127,387 issued, respectively	811	801
Capital in excess of par value	402,986	356,727
Retained earnings	1,316,119	1,244,897
Accumulated other comprehensive loss	(132,530)	(90,132)
Treasury stock, at cost, 45,314,529 and 41,571,752 shares, respectively	(1,571,433)	(1,254,382)
Total stockholders’ equity	15,953	257,911
	$1,303,979	$1,270,665
See accompanying notes to consolidated financial statements.

JACK IN THE BOX INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF EARNINGS
(In thousands, except per share data)

	Fiscal Year
	2015	2014	2013
Revenues:
Company restaurant sales	$1,156,863	$1,120,912	$1,143,780
Franchise rental revenues	226,702	217,182	207,513
Franchise royalties and other	156,752	146,037	138,574
	1,540,317	1,484,131	1,489,867
Operating costs and expenses, net:
Company restaurant costs:
Food and packaging	361,988	357,338	372,685
Payroll and employee benefits	313,302	308,494	320,384
Occupancy and other	246,023	247,861	255,586
Total company restaurant costs	921,313	913,693	948,655
Franchise occupancy expenses	170,102	169,034	161,049
Franchise support and other costs	15,688	13,852	12,518
Selling, general and administrative expenses	221,145	206,788	220,641
Impairment and other charges, net	11,757	14,908	13,439
Losses (gains) on the sale of company-operated restaurants	3,139	3,548	(4,640)
	1,343,144	1,321,823	1,351,662
Earnings from operations	197,173	162,308	138,205
Interest expense, net	18,803	15,678	15,251
Earnings from continuing operations and before income taxes	178,370	146,630	122,954
Income taxes	65,769	51,786	40,346
Earnings from continuing operations	112,601	94,844	82,608
Losses from discontinued operations, net of income tax benefit	(3,789)	(5,894)	(31,456)
Net earnings	$108,812	$88,950	$51,152

Net earnings per share — basic (1):
Earnings from continuing operations	$3.00	$2.33	$1.91
Losses from discontinued operations	(0.10)	(0.14)	(0.73)
Net earnings per share	$2.89	$2.18	$1.18
Net earnings per share — diluted (1):
Earnings from continuing operations	$2.95	$2.26	$1.84
Losses from discontinued operations	(0.10)	(0.14)	(0.70)
Net earnings per share	$2.85	$2.12	$1.14

Weighted-average shares outstanding:
Basic	37,587	40,781	43,351
Diluted	38,215	41,973	44,899

Cash dividends declared per common share	$1.00	$0.40	$—
________________________
(1) Earnings per share may not add due to rounding.
See accompanying notes to consolidated financial statements.

JACK IN THE BOX INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In thousands)

	Fiscal Year
	2015	2014	2013

Net earnings	$108,812	$88,950	$51,152
Cash flow hedges:
Net change in fair value of derivatives	(26,596)	(1,890)	(110)
Net loss reclassified to earnings	2,011	1,291	1,353
	(24,585)	(599)	1,243
Tax effect	9,517	229	(476)
	(15,068)	(370)	767
Unrecognized periodic benefit costs:
Actuarial (losses) gains arising during the period	(54,407)	(49,173)	98,764
Actuarial losses and prior service cost reclassified to earnings	9,863	5,245	18,895
	(44,544)	(43,928)	117,659
Tax effect	17,243	16,821	(45,079)
	(27,301)	(27,107)	72,580
Other:
Foreign currency translation adjustments	(45)	10	8
Tax effect	16	(3)	(4)
	(29)	7	4

Other comprehensive (loss) income, net of tax	(42,398)	(27,470)	73,351

Comprehensive income	$66,414	$61,480	$124,503
See accompanying notes to consolidated financial statements.

JACK IN THE BOX INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Fiscal Year
	2015	2014	2013
Cash flows from operating activities:
Net earnings	$108,812	$88,950	$51,152
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	89,468	91,384	96,219
Deferred finance cost amortization	2,309	2,175	2,277
Excess tax benefits from share-based compensation arrangements	(18,602)	(17,664)	(2,094)
Deferred income taxes	(3,191)	4,152	(18,604)
Share-based compensation expense	12,420	10,358	11,392
Pension and postretirement expense	18,749	13,760	31,147
Losses (gains) on cash surrender value of company-owned life insurance	1,240	(6,049)	(8,998)
Losses (gains) on the sale of company-operated restaurants	3,139	3,548	(4,640)
Losses on the disposition of property and equipment	1,847	1,680	789
Impairment charges and other	6,815	10,434	30,785
Loss on early retirement of debt	—	789	939
Changes in assets and liabilities, excluding acquisitions and dispositions:
Accounts and other receivables	(82)	19,589	33,994
Inventories	105	(300)	27,415
Prepaid expenses and other current assets	35,255	14,051	15,211
Accounts payable	2,281	(627)	(26,945)
Accrued liabilities	798	7,140	(10,560)
Pension and postretirement contributions	(25,374)	(25,349)	(23,886)
Other	(9,114)	(16,999)	(6,721)
Cash flows provided by operating activities	226,875	201,022	198,872
Cash flows from investing activities:
Purchases of property and equipment	(86,226)	(60,525)	(84,690)
Purchases of assets intended for sale and leaseback	(10,396)	(2,801)	(26,058)
Proceeds from sale and leaseback of assets	—	5,698	47,431
Proceeds from the sale of company-operated restaurants	3,951	10,536	30,619
Collections on notes receivable	5,917	2,974	6,448
Acquisition of franchise-operated restaurants	—	(1,750)	(12,064)
Other	2,281	2,889	4,375
Cash flows used in investing activities	(84,473)	(42,979)	(33,939)
Cash flows from financing activities:
Borrowings on revolving credit facilities	857,000	652,000	646,000
Repayments of borrowings on revolving credit facilities	(768,000)	(521,000)	(721,000)
Proceeds from issuance of debt	300,000	200,000	200,000
Principal repayments on debt	(198,397)	(193,399)	(175,946)
Debt issuance costs	(2,030)	(3,607)	(4,392)
Dividends paid on common stock	(37,390)	(15,808)	—
Proceeds from issuance of common stock	15,170	31,748	61,993
Repurchases of common stock	(320,163)	(323,866)	(132,833)
Excess tax benefits from share-based compensation arrangements	18,602	17,664	2,094
Change in book overdraft	—	(848)	(39,678)
Cash flows used in financing activities	(135,208)	(157,116)	(163,762)
Effect of exchange rate changes on cash and cash equivalents	(29)	7	4
Net increase in cash and cash equivalents	7,165	934	1,175
Cash and cash equivalents at beginning of year	10,578	9,644	8,469
Cash and cash equivalents at end of year	$17,743	$10,578	$9,644
See accompanying notes to consolidated financial statements.

JACK IN THE BOX INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(Dollars in thousands)

	Number of Shares	Amount	Capital in Excess of Par Value	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock	Total
Balance at September 30, 2012	75,827,894	$758	$221,100	$1,120,671	$(136,013)	$(794,571)	$411,945
Shares issued under stock plans, including tax benefit	2,687,277	27	64,272	—	—	—	64,299
Share-based compensation	—	—	11,392	—	—	—	11,392
Purchases of treasury stock	—	—	—	—	—	(140,121)	(140,121)
Net earnings	—	—	—	51,152	—	—	51,152
Foreign currency translation adjustment	—	—	—	—	4	—	4
Effect of interest rate swaps, net	—	—	—	—	767	—	767
Effect of actuarial gains and prior service cost, net	—	—	—	—	72,580	—	72,580
Balance at September 29, 2013	78,515,171	785	296,764	1,171,823	(62,662)	(934,692)	472,018
Shares issued under stock plans, including tax benefit	1,612,216	16	49,605	—	—	—	49,621
Share-based compensation	—	—	10,358	—	—	—	10,358
Dividends declared	—	—	—	(15,876)	—	—	(15,876)
Purchases of treasury stock	—	—	—	—	—	(319,690)	(319,690)
Net earnings	—	—	—	88,950	—	—	88,950
Foreign currency translation adjustment	—	—	—	—	7	—	7
Effect of interest rate swaps, net	—	—	—	—	(370)	—	(370)
Effect of actuarial losses and prior service cost, net	—	—	—	—	(27,107)	—	(27,107)
Balance at September 28, 2014	80,127,387	801	356,727	1,244,897	(90,132)	(1,254,382)	257,911
Shares issued under stock plans, including tax benefit	968,769	10	33,762	—	—	—	33,772
Share-based compensation	—	—	12,420	—	—	—	12,420
Dividends declared	—	—	77	(37,590)	—	—	(37,513)
Purchases of treasury stock	—	—	—	—	—	(317,051)	(317,051)
Net earnings	—	—	—	108,812	—	—	108,812
Foreign currency translation adjustment	—	—	—	—	(29)	—	(29)
Effect of interest rate swaps, net	—	—	—	—	(15,068)	—	(15,068)
Effect of actuarial losses and prior service cost, net	—	—	—	—	(27,301)	—	(27,301)
Balance at September 27, 2015	81,096,156	$811	$402,986	$1,316,119	$(132,530)	$(1,571,433)	$15,953

See accompanying notes to consolidated financial statements.

JACK IN THE BOX INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.     NATURE OF OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Nature of operations — Founded in 1951, Jack in the Box Inc. (the “Company”) operates and franchises Jack in the Box® quick-service restaurants and Qdoba Mexican Eats® (“Qdoba”) fast-casual restaurants. The following table summarizes the number of restaurants as of the end of each fiscal year:

	2015	2014	2013
Jack in the Box:
Company-operated	413	431	465
Franchise	1,836	1,819	1,786
Total system	2,249	2,250	2,251
Qdoba:
Company-operated	322	310	296
Franchise	339	328	319
Total system	661	638	615
References to the Company throughout these notes to the consolidated financial statements are made using the first person notations of “we,” “us” and “our.” Comparisons throughout these notes to the consolidated financial statements refer to the 52-week periods ended September 27, 2015, September 28, 2014 and September 29, 2013 for fiscal years 2015, 2014 and 2013 respectively, unless otherwise indicated.
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
Reclassifications and adjustments — Certain prior year amounts in these notes and in the consolidated financial statements have been reclassified to conform to the fiscal 2015 presentation.
In 2015, on our consolidated statements of earnings, we began to separately state our franchise revenues derived from rentals and those derived from royalties and other. To provide clarity, we additionally have separately stated the associated rental expense and depreciation and amortization related to the rental income received from franchisees. For comparison purposes, we have reclassified prior year franchise revenue and franchise costs line items to reflect the new method of presentation.
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
Fiscal year — Our fiscal year is 52 or 53 weeks ending the Sunday closest to September 30. Fiscal years 2015, 2014 and 2013 include 52 weeks.

JACK IN THE BOX INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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
Accounts and other receivables, net is primarily comprised of receivables from franchisees, tenants and credit card processors. Franchisee receivables primarily include rents, royalties, and marketing fees associated with lease and franchise agreements. Tenant receivables relate to subleased properties where we are on the master lease agreement. We accrue interest on notes receivable based on the contractual terms. The allowance for doubtful accounts is based on historical experience and a review of existing receivables. Changes in accounts and other receivables are classified as an operating activity in the consolidated statements of cash flows.
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

	2015	2014
Assets held for sale and leaseback	$15,216	$3,477
Other property and equipment held for sale	300	1,289
Assets held for sale	$15,516	$4,766
Property and equipment, net — Expenditures for new facilities and equipment, and those that substantially increase the useful lives of the property, are capitalized. Facilities leased under capital leases are stated at the present value of minimum lease payments at the beginning of the lease term, not to exceed fair value. Maintenance and repairs are expensed as incurred. When property and equipment are retired or otherwise disposed of, the related cost and accumulated depreciation are removed from the accounts, and gains or losses on the dispositions are reflected in results of operations.
Buildings, equipment and leasehold improvements are generally depreciated using the straight-line method based on the estimated useful lives of the assets, over the initial lease term for certain assets acquired in conjunction with the lease commencement for leased properties, or the remaining lease term for certain assets acquired after the commencement of the lease for leased properties. In certain situations, one or more option periods may be used in determining the depreciable life of assets related to leased properties if we deem that an economic penalty would be incurred otherwise. In either circumstance, our policy requires lease term consistency when calculating the depreciation period, in classifying the lease and in computing straight-line rent expense. Building, leasehold improvement assets and equipment are assigned lives that range from 2 to 35 years. Depreciation expense related to property and equipment was $88.8 million, $90.7 million and $92.0 million in 2015, 2014, and 2013, respectively.
Impairment of long-lived assets — We evaluate our long-lived assets, such as property and equipment, for impairment on an annual basis or whenever events or changes in circumstances indicate that their carrying value may not be recoverable. This review generally includes a restaurant-level analysis, except when we are actively selling a group of restaurants in which case we perform our impairment evaluations at the group level. Impairment evaluations for individual restaurants take into consideration a restaurant’s operating cash flows, the period of time since a restaurant has been opened or remodeled, refranchising expectations, and the maturity of the related market. Impairment evaluations for a group of restaurants take into consideration the group’s expected future cash flows and sales proceeds from bids received, if any, or fair market value based on, among other considerations, the specific sales and cash flows of those restaurants. If the assets of a restaurant or group of restaurants subject to our impairment evaluation are not recoverable based upon the forecasted, undiscounted cash flows, we recognize an impairment loss by the amount which the carrying value of the assets exceeds fair value. Long-lived assets that meet the held for sale criteria, which excludes assets intended to be sold and leased back, are held for sale and reported at the lower of their carrying value or fair value, less estimated costs to sell.

JACK IN THE BOX INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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
Company-owned life insurance — We have purchased company-owned life insurance (“COLI”) policies to support our non-qualified benefit plans. The cash surrender values of these policies were $99.5 million and $100.7 million as of September 27, 2015 and September 28, 2014, respectively, and are included in other assets, net in the accompanying consolidated balance sheets. Changes in cash surrender values are included in selling, general and administrative expenses in the accompanying consolidated statements of earnings. These policies reside in an umbrella trust for use only to pay plan benefits to participants or to pay creditors if the Company becomes insolvent.
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
Income recognized on unredeemed gift card balances was $1.0 million, $0.8 million and $0.7 million in fiscal 2015, 2014 and 2013, respectively.
Pre-opening costs associated with the opening of a new restaurant consist primarily of employee training costs and are expensed as incurred and included in selling, general and administrative expenses in the accompanying consolidated statements of earnings.
Restaurant closure costs — All costs associated with exit or disposal activities are recognized when they are incurred. Restaurant closure costs, which are included in impairment and other charges, net and losses (gains) on the sale of company-operated restaurants in the accompanying consolidated statements of earnings, consist of future lease commitments, net of anticipated sublease rentals, and expected ancillary costs.
Self-insurance — We are self-insured for a portion of our workers’ compensation, general liability, employee medical and dental, and automotive claims. We utilize a paid-loss plan for our workers’ compensation, general liability and automotive programs, which have predetermined loss limits per occurrence and in the aggregate. We establish our insurance liability (undiscounted) and reserves using independent actuarial estimates of expected losses for determining reported claims and as the basis for estimating claims incurred but not reported. As of September 27, 2015 and September 28, 2014, our estimated liability for general liability and workers’ compensation claims exceeded our self-insurance retention limits by $25.8 million and $24.6 million, respectively, which we expect our insurance providers to pay on our behalf in accordance with the contractual terms of our insurance policies.
Advertising costs — We administer marketing funds which include contractual contributions. In fiscal 2015, the marketing funds at franchise and company-operated restaurants were generally 5% and 2% of gross revenues at Jack in the Box and Qdoba restaurants, respectively, and in both fiscal 2014 and 2013 the marketing funds were approximately 5% and 1% of gross revenues at Jack in the Box and Qdoba restaurants, respectively. We record contributions from franchisees as a liability included in accrued liabilities in the accompanying consolidated balance sheets until such funds are expended. The contributions to the marketing funds are designated for marketing initiatives and advertising and we act as an agent for the franchisees with regard to these contributions.  Therefore, we do not reflect franchisee contributions to the funds in our consolidated statements of earnings or cash flows.
Production costs of commercials, programming and other marketing activities are charged to the marketing funds when the advertising is first used for its intended purpose, and the costs of advertising are charged to operations as incurred. Total contributions and other marketing expenses, are included in selling, general, and administrative expenses in the accompanying consolidated statements of earnings. The following table provides a summary of advertising costs related to company-operated restaurants in each fiscal year (in thousands):

	2015	2014	2013
Jack in the Box	$41,895	$42,349	$46,739
Qdoba	17,687	18,215	16,123
Total	$59,582	$60,564	$62,862
Share-based compensation — We account for our share-based compensation under the FASB authoritative guidance on stock compensation, which generally requires, among other things, that all employee share-based compensation be measured using a fair value method and that the resulting compensation cost be recognized in the financial statements. Compensation expense for our share-based compensation awards is generally recognized on a straight-line basis over the shorter of the vesting period or the period from the date of grant to the date the employee becomes eligible to retire.

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

JACK IN THE BOX INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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
All derivatives are recognized on the consolidated balance sheets at fair value based upon quoted market prices. Changes in the fair values of derivatives are recorded in earnings or other comprehensive income (“OCI”), based on whether or not the instrument is designated as a hedge transaction. Gains or losses on derivative instruments that qualify for hedge designation are reported in OCI and are reclassified to earnings in the period the hedged item affects earnings. If the underlying hedge transaction ceases to exist, any associated amounts reported in OCI are reclassified to earnings at that time. Any ineffectiveness is recognized in earnings in the current period. Refer to Note 5, Fair Value Measurements, and Note 6, Derivative Instruments, for additional information regarding our derivative instruments.
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
Effect of new accounting pronouncements — In August 2015, the FASB issued Accounting Standards Update (“ASU”) No. 2015-15, “Interest-Imputation of Interest: Presentation and Subsequent Measurement of Debt Issuance Costs Associated with Line-of-Credit Arrangements,” which addresses line-of-credit arrangements that were omitted from ASU No. 2015-03 (see below).  This ASU states that the SEC staff would not object to an entity deferring and presenting debt issuance costs related to a line-of-credit arrangement as an asset and subsequently amortizing those costs ratably over the term of the arrangement, regardless of whether there are any outstanding borrowings on the line-of-credit arrangement. This new standard is effective for annual reporting periods beginning after December 15, 2015, including interim periods within that reporting period, with early adoption permitted. We do not expect that this standard will have a material impact on our consolidated financial statements or disclosures upon adoption.
In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606), which provides a comprehensive new revenue recognition model that requires a company to recognize revenue in an amount that reflects the consideration it expects to receive for the transfer of promised goods or services to its customers. The standard also requires additional disclosure regarding the nature, amount, timing and uncertainty of revenue and cash flows arising from contracts with customers. This ASU is effective for annual periods and interim periods beginning after December 15, 2017. The ASU is to be applied retrospectively or using a cumulative effect transition method and early adoption is not permitted. We are currently evaluating the effect that this pronouncement will have on our consolidated financial statements and related disclosures.
In April 2015, the FASB issued ASU No. 2015-04, Practical Expedient for the Measurement Date of an Employer's Defined Benefit Obligation and Plan Assets, which provides a practical expedient that permits a company to measure defined benefit plan assets and obligations using the month-end date that is closest to the company's fiscal year-end and apply that practical expedient consistently from year to year. The practical expedient should be applied consistently to all plans if the company has more than one plan. This ASU is effective prospectively for financial statements issued for fiscal years beginning after December 15, 2015, and interim periods within those fiscal years, with early adoption permitted. We early adopted this standard in fiscal 2015 and measured our defined benefit plan assets and obligation as of September 30, 2015, which did not have a material impact on our consolidated financial statements and related disclosures.
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

JACK IN THE BOX INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

In June 2014, the FASB issued ASU No. 2014-12, Accounting for Share-Based Payments when the Terms of an Award Provide That a Performance Target Could Be Achieved after the Requisite Service Period, which requires a reporting entity to treat a performance target that affects vesting and that could be achieved after the requisite service period as a performance condition. This standard is to be applied prospectively for annual and interim periods beginning after December 15, 2015, with early adoption permitted. We early adopted this standard on September 29, 2014. This pronouncement did not have a material impact on our consolidated financial statements.
In April 2014, the FASB issued ASU No. 2014-08, Presentation of Financial Statements (Topic 205) and Property, Plant, and Equipment (Topic 360): Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity, which modifies the definition of discontinued operations to include only disposals of an entity that represent strategic shifts that have or will have a major effect on an entity's operations and financial results. This ASU also expands the disclosure requirements for disposals which meet the definition of a discontinued operation and requires entities to disclose information about disposals of individually significant components that do not meet the definition of discontinued operations. The standard is effective prospectively for annual and interim periods beginning after December 15, 2014, with early adoption permitted. We early adopted this standard on September 29, 2014. This pronouncement did not have a material impact on our consolidated financial statements.

2.     DISCONTINUED OPERATIONS
Distribution business — During fiscal 2012, we entered into an agreement with a third party distribution service provider pursuant to a plan approved by our board of directors to sell our Jack in the Box distribution business. During the first quarter of fiscal 2013, we completed the transition of our distribution centers. The operations and cash flows of the business have been eliminated and in accordance with the provisions of the FASB authoritative guidance on the presentation of financial statements, the results are reported as discontinued operations for all periods presented.
The following table summarizes our distribution business results, which are included in discontinued operations for each fiscal year (in thousands):

	2015	2014	2013
Revenue	$—	$—	$37,743
Loss before income tax benefit	$(703)	$(1,276)	$(6,446)
In 2015 and 2014, the loss includes $0.5 million and $0.9 million, respectively, related to insurance and other settlements and $0.2 million and $0.3 million, respectively, related to our lease commitments. The loss in fiscal 2013 includes costs incurred to exit the distribution business consisting of $1.9 million for accelerated depreciation of a long-lived asset disposed of upon completion of the transaction, $1.6 million (net of reversals for deferred rent of $0.4 million) for future lease commitments, $1.2 million primarily related to costs incurred to terminate certain vendor contracts, and $1.3 million related to distribution center specific workers’ compensation claims. The loss on the sale of the distribution business was not material to our results of operations.
Our liability for lease commitments related to our distribution centers is included in accrued liabilities and other long-term liabilities in the accompanying consolidated balance sheets and was $0.2 million and $0.5 million as of September 27, 2015 and September 28, 2104, respectively. The lease commitment balance as of September 27, 2015 relates to one distribution center subleased at a loss. The future minimum lease payments and receipts for the next five fiscal years and thereafter are included in the amounts disclosed in Note 8, Leases.
2013 Qdoba Closures — During the third quarter of fiscal 2013, we closed 62 Qdoba restaurants. The decision to close these restaurants was based on a comprehensive analysis that took into consideration levels of return on investment and other key operating performance metrics. Since the closed restaurants were not predominantly located near those remaining in operation, we did not expect the majority of cash flows and sales lost from these closures to be recovered. In addition, we did not anticipate any ongoing involvement or significant direct cash flows from the closed stores. Therefore, in accordance with the provisions of the FASB authoritative guidance on the presentation of financial statements, the results of operations for these restaurants are reported as discontinued operations for all periods presented.

JACK IN THE BOX INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table summarizes the results related to the 2013 Qdoba Closures for each fiscal year (in thousands):

	2015	2014	2013
Company restaurant sales	$—	$—	$28,036

Asset impairments	$—	$(2,170)	$(22,239)
Future lease commitments (1)	(4,594)	(4,536)	(10,301)
Bad debt expense	(366)	—	—
Brokers commissions	(234)	(652)	—
Other exit costs	(302)	(889)	(3,075)
Operating losses	—	—	(8,961)
Loss before income tax benefit	$(5,496)	$(8,247)	$(44,576)
___________________________________________

(1) Future lease commitments in 2013 are shown net of reversals for deferred rent and tenant improvement allowances of $4.3 million.
We do not expect the remaining costs to be incurred related to the closures to be material; however, the estimates we make related to our future lease obligations, primarily sublease income, are subject to a high degree of judgment and may differ from actual sublease income due to changes in economic conditions, desirability of the sites and other factors.
Our liability for lease commitments related to the 2013 Qdoba closures is included in accrued liabilities and other long-term liabilities in the accompanying consolidated balance sheets and has changed as follows during fiscal year 2015 (in thousands):

Balance at September 28, 2014	$5,737
Adjustments	4,594
Cash payments	(6,075)
Balance at September 27, 2015	$4,256

In 2015, adjustments primarily relate to revisions to certain sublease and cost assumptions due to changes in market conditions as well as charges to terminate five lease agreements. These amounts were partially offset by favorable adjustments for locations that we have subleased. The balance at September 27, 2015 relates to six locations subleased at a loss and 15 locations we are marketing for sublease. The future minimum lease payments and receipts for the next five fiscal years and thereafter are included in the amounts disclosed in Note 8, Leases.

3.     SUMMARY OF REFRANCHISINGS, FRANCHISEE DEVELOPMENT AND ACQUISITIONS
Refranchisings and franchisee development — The following table summarizes the number of restaurants sold to franchisees, the number of restaurants developed by franchisees and the related (losses) gains and fees recognized in each fiscal year (dollars in thousands):

	2015	2014	2013
Restaurants sold to franchisees	21	37	81
New restaurants opened by franchisees	38	33	45
Initial franchise fees	$1,453	$1,886	$4,017

Proceeds from the sale of company-operated restaurants (1)	$3,951	$10,536	$30,619
Net assets sold (primarily property and equipment)	(4,283)	(5,558)	(15,680)
Goodwill related to the sale of company-operated restaurants	(47)	(170)	(629)
Other (2)	(2,760)	(6,500)	(9,670)
(Losses) gains on the sale of company-operated restaurants	(3,139)	(1,692)	4,640
Loss on anticipated sale of a Jack in the Box company-operated market (3)	—	(1,856)	—
(Losses) gains on the sale of company-operated restaurants	$(3,139)	$(3,548)	$4,640
 ____________________________

(1)
Amounts in 2015, 2014 and 2013 include additional proceeds of $1.5 million, $2.1 million and $3.3 million, respectively, recognized upon the extension of the underlying franchise and lease agreements related to restaurants sold in a prior year.

(2)
Amounts in all years presented primarily represent impairment and lease commitment charges related to restaurants closed in connection with the sale of the related markets, and charges for operating restaurant leases with lease commitments in excess of our sublease rental income.

JACK IN THE BOX INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(3)
In 2014, the loss on the anticipated sale of a Jack in the Box market relates to 25 company-operated restaurants of which we sold 20, and closed the remaining five, in the second quarter of fiscal 2015.

Franchise acquisitions — We acquired seven, four and one Jack in the Box franchise restaurants in 2015, 2014 and 2013, respectively, and in 2013, we acquired 13 Qdoba franchise restaurants. We account for the acquisition of franchised restaurants using the acquisition method of accounting for business combinations. The purchase price allocations were based on fair value estimates determined using significant unobservable inputs (Level 3). The goodwill recorded primarily relates to the sales growth potential of the markets acquired and is expected to be deductible for income tax purposes. The following table provides detail of the combined acquisitions in each fiscal year (dollars in thousands):

	2015	2014	2013
Restaurants acquired from franchisees	7	4	14

Property and equipment	$646	$1,398	$3,030
Reacquired franchise rights	—	96	148
Goodwill	—	256	9,169
Gains on the acquisition of franchise-operated restaurants	(33)	—	—
Liabilities assumed	(613)	—	(283)
Total consideration	$—	$1,750	$12,064

4.     GOODWILL AND INTANGIBLE ASSETS, NET
The changes in the carrying amount of goodwill during fiscal 2015 and 2014 by reportable segment were as follows (in thousands):

	Jack in the Box	Qdoba	Total
Balance at September 29, 2013	$48,391	$100,597	$148,988
Acquisition of franchised restaurants	256	—	256
Sale of company-operated restaurants to franchisees	(170)	—	(170)
Balance at September 28, 2014	48,477	100,597	149,074
Sale of company-operated restaurants to franchisees	(47)	—	(47)
Balance at September 27, 2015	$48,430	$100,597	$149,027
Intangible assets, net consist of the following as of the end of each fiscal year (in thousands):

	2015	2014
Amortized intangible assets:
Gross carrying amount	$17,267	$17,272
Less accumulated amortization	(11,302)	(10,468)
Net carrying amount	5,965	6,804
Non-amortized intangible assets:
Trademark	8,800	8,800
Net carrying amount	$14,765	$15,604
Amortized intangible assets include acquired franchise contracts recorded in connection with our acquisition of Qdoba in 2003, lease acquisition costs and reacquired franchise rights. The weighted-average life of these amortized intangible assets is approximately 27 years. Total amortization expense related to intangible assets was $0.8 million, $0.9 million and $1.0 million in fiscal 2015, 2014 and 2013, respectively.

The following table summarizes, as of September 27, 2015, the estimated amortization expense for each of the next five fiscal years (in thousands):

2016	$784
2017	$736
2018	$692
2019	$645
2020	$621

JACK IN THE BOX INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

5.     FAIR VALUE MEASUREMENTS
Financial assets and liabilities — The following table presents the financial assets and liabilities measured at fair value on a recurring basis (in thousands):

	Total	Quoted Prices in Active Markets for Identical Assets (3) (Level 1)	Significant Other Observable Inputs (3) (Level 2)	Significant Unobservable Inputs (3) (Level 3)
Fair Value Measurements as of September 27, 2015:
Non-qualified deferred compensation plan (1)	$(35,003)	$(35,003)	$—	$—
Interest rate swaps (Note 6) (2)	(26,374)	—	(26,374)	—
Total liabilities at fair value	$(61,377)	$(35,003)	$(26,374)	$—
Fair Value Measurements as of September 28, 2014:
Non-qualified deferred compensation plan (1)	$(35,602)	$(35,602)	$—	$—
Interest rate swaps (Note 6) (2)	(1,789)	—	(1,789)	—
Total liabilities at fair value	$(37,391)	$(35,602)	$(1,789)	$—
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
The fair values of the Company’s debt instruments are based on the amount of future cash flows associated with each instrument discounted using the Company’s borrowing rate. At September 27, 2015, the carrying value of all financial instruments was not materially different from fair value, as the borrowings are prepayable without penalty. The estimated fair values of our capital lease obligations approximated their carrying values as of September 27, 2015.
Non-financial assets and liabilities — Our non-financial instruments, which primarily consist of property and equipment, goodwill and intangible assets, are reported at carrying value and are not required to be measured at fair value on a recurring basis. However, on an annual basis or whenever events or changes in circumstances indicate that their carrying value may not be recoverable, non-financial instruments are assessed for impairment. If the carrying values are not fully recoverable, they are written down to fair value.
In connection with our impairment reviews performed during fiscal 2015, we recorded an impairment charge of $0.4 million related to one under performing Jack in the Box restaurant which is currently held for use. No other material fair value adjustments were required. Refer to Note 9, Impairment and Other Charges, Net, for additional information regarding impairment charges.
6.     DERIVATIVE INSTRUMENTS
Objectives and strategies — We are exposed to interest rate volatility with regard to our variable rate debt. To reduce our exposure to rising interest rates, in August 2010, we entered into two interest rate swap agreements that effectively converted $100.0 million of our variable rate term loan borrowings to a fixed-rate basis from September 2011 through September 2014. In April 2014, we entered into nine forward-starting interest rate swap agreements that effectively convert $300.0 million of our variable rate borrowings, and future expected variable rate borrowings to a fixed rate basis from October 2014 through October 2018. Additionally, in June 2015, we entered into eleven forward-starting interest rate swap agreements that effectively convert an additional $200.0 million of our variable rate borrowings to a fixed rate from October 2015 through October 2018, and $500.0 million from October 2018 through October 2022.
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

JACK IN THE BOX INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Financial position — The following derivative instruments were outstanding as of the end of each fiscal year (in thousands):

	September 27, 2015		September 28, 2014
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Derivatives designated as hedging instruments:
Interest rate swaps (Note 5)	Accrued liabilities	$(3,379)	Accrued liabilities	$(1,789)
Interest rate swaps (Note 5)	Other long-term liabilities	(22,995)	Other long-term liabilities	—
Total derivatives		$(26,374)		$(1,789)

Financial performance — The following table summarizes the accumulated OCI activity related to our interest rate swap derivative instruments in each fiscal year (in thousands):

	Location of Loss in Income	2015	2014	2013
Loss recognized in OCI	N/A	$(26,596)	$(1,890)	$(110)
Loss reclassified from accumulated OCI into net earnings	Interest expense, net	$2,011	$1,291	$1,353
Amounts reclassified from accumulated OCI into interest expense represent payments made to the counterparty for the effective portions of the interest rate swaps. During fiscal years 2015, 2014 and 2013, our interest rate swaps had no hedge ineffectiveness.

7.     INDEBTEDNESS
The detail of our long-term debt at the end of each fiscal year is as follows (in thousands):

	2015	2014
Revolver, variable interest rate based on an applicable margin plus LIBOR, 2.00% at September 27, 2015	$395,000	$306,000
Term loan, variable interest rate based on an applicable margin plus LIBOR, 1.95% at September 27, 2015	300,000	197,500
Capital lease obligations, 3.9% weighted average interest rate at September 27, 2015	20,256	4,383
	715,256	507,883
Less current portion	(26,677)	(10,871)
	$688,579	$497,012
New credit facility — On July 1, 2015, the Company amended its credit facility to increase our overall borrowing capacity. The amended credit facility was increased to $1.2 billion, consisting of (i) a $900.0 million revolving credit agreement and (ii) a $300.0 million term loan. The interest rate did not change as a result of the amendment and continues to be based on the Company’s leverage ratio and can range from the London Interbank Offered Rate (“LIBOR”) plus 1.25% to 2.00%. The amendment also, among other things, amended certain covenants already contained in the credit agreement. Both the revolving credit agreement and the term loan have maturity dates of March 19, 2019 did not change as part of the amendment. As part of the existing credit agreement, we may also request the issuance of up to $75.0 million in letters of credit, the outstanding amount of which reduces our net borrowing capacity under the agreement. As of September 27, 2015, our unused borrowing capacity was $479.8 million.
Use of proceeds — Upon amendment, the Company borrowed $300.0 million under the amended term loan and approximately $360.0 million under the amended revolving credit agreement. The proceeds from the amendment were used to repay all borrowings under the credit facility prior to the amendment and to pay related transaction fees and expenses associated with amending the facility. The proceeds will also be available for permitted share repurchases, permitted dividends, permitted acquisitions, ongoing working capital requirements and other general corporate purposes.
Collateral — The Company’s obligations under the credit facility are secured by first priority liens and security interests in the capital stock, partnership and membership interests owned by the Company and/or its subsidiaries, and any proceeds thereof, subject to certain restrictions set forth in the credit agreement. Additionally, there is a negative pledge on all tangible and intangible assets (including all real and personal property) with customary exceptions as reflected in the credit agreement.

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
Future cash payments — Scheduled principal payments on our long-term debt outstanding at September 27, 2015 for each of the next five fiscal years and thereafter are as follows (in thousands):

2016	$26,677
2017	26,216
2018	29,482
2019	623,078
2020	2,237
Thereafter	7,566
$715,256
We may make voluntary prepayments of the loans under the revolving credit agreement and term loan at any time without premium or penalty. Specific events such as asset sales, certain issuances of debt, and insurance and condemnation recoveries, may trigger a mandatory prepayment.

8.     LEASES
As lessee — We lease restaurants and other facilities, which generally have renewal clauses of 5 to 20 years exercisable at our option. In some instances, our leases have provisions for contingent rentals based upon a percentage of defined revenues. Many of our leases also have rent escalation clauses and require the payment of property taxes, insurance and maintenance costs. We also lease certain restaurant and office equipment. Minimum rental obligations are accounted for on a straight-line basis over the term of the initial lease, plus lease option terms for certain locations.
The components of rent expense were as follows in each fiscal year (in thousands):

	2015	2014	2013
Minimum rentals	$212,722	$213,082	$210,638
Contingent rentals	2,549	1,986	1,840
Total rent expense	215,271	215,068	212,478
Less rental expense on subleased properties	(141,946)	(139,976)	(136,970)
Net rent expense	$73,325	$75,092	$75,508

The following table presents as of September 27, 2015, future minimum lease payments under capital and operating leases, including leases recorded as lease obligations relating to continuing and discontinued operations (in thousands):

Fiscal Year	Capital Leases	Operating Leases
2016	$4,040	$246,636
2017	3,355	210,994
2018	2,518	177,768
2019	2,647	168,564
2020	2,522	141,470
Thereafter	7,852	552,858
Total minimum lease payments	22,934	$1,498,290
Less amount representing interest, 3.9% weighted average interest rate	(2,678)
Present value of obligations under capital leases	20,256
Less current portion	(3,240)
Long-term capital lease obligations	$17,016
Total future minimum lease payments of approximately $1.0 billion included in the table above are expected to be recovered under our non-cancelable operating subleases.

JACK IN THE BOX INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Assets recorded under capital leases are included in property and equipment, and consisted of the following at each fiscal year-end (in thousands):

	2015	2014
Buildings	$10,716	$19,105
Equipment	16,770	—
Less accumulated amortization	(8,453)	(15,667)
	$19,033	$3,438
Amortization of assets under capital leases is included in depreciation and amortization expense on the consolidated statements of earnings.
As lessor — We lease or sublease restaurants to certain franchisees and others under agreements that generally provide for the payment of percentage rentals in excess of stipulated minimum rentals, usually for a period of 20 years. Most of our leases have rent escalation clauses and renewal clauses of 5 to 20 years. The following table summarizes rents received under these agreements in each fiscal year (in thousands):

	2015	2014	2013
Total rental income (1)	$232,264	$222,443	$213,009
Contingent rentals	$28,348	$19,551	$16,966
________________________________________________

(1)	Includes contingent rentals.
The minimum rents receivable expected to be received under these non-cancelable operating leases and subleases, including leases recorded as lease obligations relating to continuing and discontinuing operations, and excluding contingent rentals, as of September 27, 2015 are as follows (in thousands):

Fiscal Year
2016	$224,400
2017	204,802
2018	184,853
2019	199,905
2020	196,635
Thereafter	1,387,889
Total minimum future rent receivable	$2,398,484

Assets held for lease and included in property and equipment consisted of the following at each fiscal year-end (in thousands):

	2015	2014
Land	$72,248	$72,143
Buildings	678,044	689,056
Equipment	4,374	4,492
	754,666	765,691
Less accumulated depreciation	(453,056)	(434,526)
	$301,610	$331,165

9.     IMPAIRMENT AND OTHER CHARGES, NET
Impairment and other charges, net in the accompanying consolidated statements of earnings is comprised of the following (in thousands):

	2015	2014	2013
Accelerated depreciation	$6,260	$1,202	$2,554
Costs of closed restaurants (primarily lease obligations) and other	3,592	2,841	2,469
Losses on disposition of property and equipment, net	1,319	1,674	1,091
Restaurant impairment charges	557	570	3,874
Restructuring costs	29	8,621	3,451
	$11,757	$14,908	$13,439

JACK IN THE BOX INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Accelerated depreciation — When a long-lived asset will be replaced or otherwise disposed of prior to the end of its estimated useful life, the useful life of the asset is adjusted based on the estimated disposal date and accelerated depreciation is recognized. Accelerated depreciation primarily relates to expenses at our Jack in the Box company restaurants for the replacement of technology and beverage equipment in 2015, and restaurant facility enhancements in 2014 and 2013. In 2015, we recognized a $3.6 million charge related to the replacement of our beverage equipment at Jack in the Box company restaurants and a $1.5 million charge related to projects designed to upgrade outdoor lighting and certain technology at our restaurants.
Restaurant closing costs consist of future lease commitments, net of anticipated sublease rentals and expected ancillary costs. Total accrued restaurant closing costs, included in accrued liabilities and other long-term liabilities, changed as follows during fiscal year 2015 (in thousands):

Balance at beginning of year	$13,173
Adjustments (1)	2,653
Cash payments	(6,119)
Balance at end of year	$9,707
___________________________________________

(1)
Adjustments relate primarily to certain sublease and cost assumptions. The estimates we make related to our future lease obligations, primarily the sublease income we anticipate, are subject to a high degree of judgment and may differ from actual sublease income due to changes in economic conditions, desirability of the sites and other factors.

The future minimum lease payments and receipts for the next five fiscal years and thereafter are included in the amounts disclosed in Note 8, Leases. Our obligations under the leases included in the above table expire at various dates between fiscal 2016 and 2029.
Disposition of property and equipment — Losses on the disposition of property and equipment were offset by gains from the resolution of one and four eminent domain matters involving Jack in the Box restaurants in 2015 and 2013, respectively, with related gains of $0.9 million and $2.8 million, recognized in each respective year.
Restaurant impairment charges — When events and circumstances indicate that our long-lived assets might be impaired and their carrying amount is greater than the undiscounted cash flows we expect to generate from such assets, we recognize an impairment loss as the amount by which the carrying value exceeds the fair value of the assets. Impairment charges in fiscal 2015, 2014 and 2013 primarily represent charges to write down the carrying value of underperforming Jack in the Box restaurants and Jack in the Box restaurants we intend to or have closed.
Restructuring costs — Since the beginning of 2012, we have been engaged in a comprehensive review of our organization structure, including evaluating opportunities to decrease general and administrative expenses, as well as improve profitability across both brands. The following is a summary of the costs incurred in connection with these activities during each fiscal year (in thousands):

	2015	2014	2013
Severance costs	$29	$2,141	$2,821
Other	—	6,480	630
	$29	$8,621	$3,451
In 2014, other represents an impairment charge recognized related to a restaurant software asset we no longer planned to place in service as we integrate certain systems across both our brands. In addition to the costs summarized in the table above, in fiscal 2012 we incurred restructuring charges of $15.5 million. We may incur additional charges related to our restructuring activities; however, we are unable to make a reasonable estimate at this time.

JACK IN THE BOX INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

10.     INCOME TAXES
Income taxes consist of the following in each fiscal year (in thousands):

	2015	2014	2013
Current:
Federal	$59,362	$43,864	$51,367
State	9,598	3,770	7,583
	68,960	47,634	58,950
Deferred:
Federal	(2,018)	3,700	(16,897)
State	(1,173)	452	(1,707)
	(3,191)	4,152	(18,604)
Income tax expense from continuing operations	$65,769	$51,786	$40,346

Income tax benefit from discontinued operations	$(2,410)	$(3,629)	$(19,566)
A reconciliation of the federal statutory income tax rate to our effective tax rate for continuing operations is as follows:

	2015	2014	2013
Computed at federal statutory rate	35.0%	35.0%	35.0%
State income taxes, net of federal tax benefit	3.7	3.3	3.4
Benefit of jobs tax credits, net of valuation allowance	(1.1)	(1.2)	(1.9)
Expense (benefit) related to COLIs	0.3	(1.6)	(2.9)
Other, net	(1.0)	(0.2)	(0.8)
	36.9%	35.3%	32.8%

The tax effects of temporary differences that give rise to significant portions of deferred tax assets and deferred tax liabilities at each year-end are presented below (in thousands):

	2015	2014
Deferred tax assets:
Accrued pension and postretirement benefits	$92,456	$77,170
Accrued insurance	13,245	12,874
Accrued incentive compensation	6,412	3,090
Accrued vacation pay expense	2,193	2,132
Deferred income	1,417	1,436
Impairment	23,982	25,391
Lease commitments related to closed or refranchised locations	11,471	12,686
Other reserves and allowances	1,584	1,303
Tax loss and tax credit carryforwards	14,081	10,705
Leasing transactions	11,442	7,201
Share-based compensation	9,331	9,416
Other, net	12,238	1,418
Total gross deferred tax assets	199,852	164,822
Valuation allowance	(11,563)	(8,624)
Total net deferred tax assets	188,289	156,198
Deferred tax liabilities:
Property and equipment, principally due to differences in depreciation	(38,403)	(38,362)
Intangible assets	(30,132)	(28,149)
Other	(1,568)	(2,069)
Total gross deferred tax liabilities	(70,103)	(68,580)
Net deferred tax assets	$118,186	$87,618
Deferred tax assets at September 27, 2015 include state net operating loss carry-forwards of approximately $76.2 million expiring at various times between 2017 and 2035. At September 27, 2015 and September 28, 2014, we recorded a valuation allowance related to losses and state tax credits of $11.6 million and $8.6 million, respectively. The current year change in the valuation

JACK IN THE BOX INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

allowance of $3.0 million relates primarily to increases in valuation allowance on state net operating losses and state tax credits. We believe that it is more likely than not that these loss and credit carry-forwards will not be realized and that the remaining deferred tax assets will be realized through future taxable income or alternative tax strategies.
Our gross unrecognized tax benefits associated with uncertain income tax positions decreased during fiscal 2015 and 2014 based on the final assessment of a state income tax audit. A reconciliation of the beginning and ending amounts of unrecognized tax benefits follows (in thousands):

	2015	2014
Balance beginning of year	$374	$769
Change related to tax positions	(374)	(395)
Balance at end of year	$—	$374
From time to time, we may take positions for filing our tax returns which may differ from the treatment of the same item for financial reporting purposes. The ultimate outcome of these items will not be known until the Internal Revenue Service or state has completed its examination or until the statute of limitations has expired.
At September 27, 2015, the Company no longer has any gross unrecognized tax benefits associated with uncertain income tax positions. During the year, the Company concluded an audit regarding a specific claim with California. The conclusion of this audit eliminated our unrecognized tax benefits associated with uncertain income tax positions.

The major jurisdictions in which the Company files income tax returns include the United States and states in which we operate that impose an income tax. The federal statutes of limitations have not expired for fiscal years 2012 and forward. The Company’s federal statute of limitations for fiscal years 2009 and 2011 were extended and remain open. The statutes of limitations for California and Texas, which constitute the Company’s major state tax jurisdictions, have not expired for fiscal years 2010 and 2011, respectively, and forward.

11.     RETIREMENT PLANS
We sponsor programs that provide retirement benefits to our employees. These programs include defined contribution plans, defined benefit pension plans and postretirement healthcare plans.
Defined contribution plans — We maintain a qualified savings plan pursuant to Section 401(k) of the Internal Revenue Code, which allows administrative and clerical employees who have satisfied the service requirements and reached age 21 to defer a percentage of their pay on a pre-tax basis. We match 50% of the first 4% of compensation deferred by the participant. Our contributions under this plan were $1.2 million in fiscal 2015, and $1.0 million in 2014 and 2013. We also maintain an unfunded, non-qualified deferred compensation plan for key executives and other members of management who are excluded from participation in the qualified savings plan. This plan allows participants to defer up to 50% of their salary and 85% of their bonus, on a pre-tax basis. We match 100% of the first 3% contributed by the participant. To compensate executives no longer eligible to participate in our supplemental defined benefit pension plan, we also contribute a supplemental amount equal to 4% of an eligible employee’s salary and bonus for a period of 10 years in such eligible position. Our contributions under the non-qualified deferred compensation plan were $1.3 million in fiscal 2015 and $1.1 million in fiscal 2014 and 2013. In all plans, a participant’s right to Company contributions vests at a rate of 25% per year of service.
Defined benefit pension plans — We sponsor two defined benefit pension plans, a “Qualified Plan” covering substantially all full-time employees hired prior to January 1, 2011, and an unfunded supplemental executive retirement plan (“SERP”) which provides certain employees additional pension benefits and was closed to new participants effective January 1, 2007. In fiscal 2011, the Board of Directors approved changes to our Qualified Plan whereby participants will no longer accrue benefits effective December 31, 2015. This change was accounted for as a plan “curtailment” in accordance with FASB authoritative guidance. Benefits under both plans are based on the employees’ years of service and compensation over defined periods of employment.
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

JACK IN THE BOX INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Obligations and funded status — The following table provides a reconciliation of the changes in benefit obligations, plan assets and funded status of our retirement plans as of September 27, 2015 and September 28, 2014 (in thousands):

	Qualified Plan		SERP		Postretirement Health Plans
	2015	2014	2015	2014	2015	2014
Change in benefit obligation:
Obligation at beginning of year	$434,896	$382,068	$69,733	$64,717	$27,626	$33,243
Service cost	7,592	7,633	676	490	—	—
Interest cost	19,750	20,196	2,945	3,049	1,196	1,639
Participant contributions	—	—	—	—	114	123
Actuarial loss (gain)	16,757	59,661	6,447	5,652	1,008	(6,082)
Benefits paid	(10,261)	(10,963)	(4,455)	(4,175)	(1,184)	(1,456)
Settlements	(26,470)	(23,699)	—	—	—	—
Other	—	—	—	—	151	159
Obligation at end of year	$442,264	$434,896	$75,346	$69,733	$28,911	$27,626
Change in plan assets:
Fair value at beginning of year	$356,312	$336,425	$—	$—	$—	$—
Actual return on plan assets	(6,924)	34,549	—	—	—	—
Participant contributions	—	—	—	—	114	123
Employer contributions	20,000	20,000	4,455	4,175	919	1,174
Benefits paid	(10,261)	(10,963)	(4,455)	(4,175)	(1,184)	(1,456)
Settlements	(26,470)	(23,699)	—	—	—	—
Other	—	—	—	—	151	159
Fair value at end of year	$332,657	$356,312	$—	$—	$—	$—
Funded status at end of year	$(109,607)	$(78,584)	$(75,346)	$(69,733)	$(28,911)	$(27,626)
Amounts recognized on the balance sheet:
Current liabilities	$—	$—	$(4,477)	$(4,479)	$(1,294)	$(1,269)
Noncurrent liabilities	(109,607)	(78,584)	(70,869)	(65,254)	(27,617)	(26,357)
Total liability recognized	$(109,607)	$(78,584)	$(75,346)	$(69,733)	$(28,911)	$(27,626)
Amounts in AOCI not yet reflected in net periodic benefit cost:
Unamortized actuarial loss, net	$153,156	$114,482	$31,738	$26,425	$3,226	$2,400
Unamortized prior service cost	—	—	811	1,080	—	—
Total	$153,156	$114,482	$32,549	$27,505	$3,226	$2,400
Other changes in plan assets and benefit obligations recognized in OCI:
Net actuarial loss (gain)	$46,952	$49,603	$6,447	$5,652	$1,008	$(6,082)
Amortization of actuarial loss	(8,278)	(3,575)	(1,134)	(859)	(182)	(542)
Amortization of prior service cost	—	—	(269)	(269)	—	—
Total recognized in OCI	38,674	46,028	5,044	4,524	826	(6,624)
Net periodic benefit cost and other losses	12,347	6,912	5,024	4,667	1,378	2,181
Total recognized in comprehensive income	$51,021	$52,940	$10,068	$9,191	$2,204	$(4,443)
Amounts in AOCI expected to be amortized in fiscal 2016 net periodic benefit cost:
Net actuarial loss	$2,828		$1,259		$218
Prior service cost	—		240		—
Total	$2,828		$1,499		$218

Additional year-end pension plan information — The projected benefit obligation (“PBO”) is the actuarial present value of benefits attributable to employee service rendered to date, including the effects of estimated future pay increases. The accumulated benefit obligation (“ABO”) also reflects the actuarial present value of benefits attributable to employee service rendered to date but does not include the effects of estimated future pay increases. Therefore, the ABO as compared to plan assets is an indication of the assets currently available to fund vested and nonvested benefits accrued through the end of the fiscal year. The funded status is measured as the difference between the fair value of a plan’s assets and its PBO.

JACK IN THE BOX INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

As of September 27, 2015 and September 28, 2014, the Qualified Plan’s ABO exceeded the fair value of its plan assets. The SERP is an unfunded plan and, as such, had no plan assets as of September 27, 2015 and September 28, 2014. The following sets forth the PBO, ABO and fair value of plan assets of our pension plans as of the measurement date in each fiscal year (in thousands):

	2015	2014
Qualified Plan:
Projected benefit obligation	$442,264	$434,896
Accumulated benefit obligation	$441,451	$433,010
Fair value of plan assets	$332,657	$356,312
SERP:
Projected benefit obligation	$75,346	$69,733
Accumulated benefit obligation	$74,388	$68,914
Fair value of plan assets	$—	$—
Net periodic benefit cost — The components of the fiscal year net periodic benefit cost were as follows (in thousands):

	2015	2014	2013
Qualified Plan:
Service cost	$7,592	$7,633	$10,210
Interest cost	19,750	20,196	19,964
Expected return on plan assets	(23,273)	(24,492)	(22,715)
Actuarial loss	8,278	3,575	15,665
Net periodic benefit cost	$12,347	$6,912	$23,124
SERP:
Service cost	$676	$490	$543
Interest cost	2,945	3,049	2,664
Actuarial loss	1,134	859	2,170
Amortization of unrecognized prior service cost	269	269	269
Net periodic benefit cost	$5,024	$4,667	$5,646
Postretirement health plans:
Interest cost	$1,196	$1,639	$1,586
Actuarial loss	182	542	791
Net periodic benefit cost	$1,378	$2,181	$2,377

Prior service costs are amortized on a straight-line basis from date of participation to full eligibility.  Unrecognized gains or losses are amortized using the “corridor approach” under which the net gain or loss in excess of 10% of the greater of the PBO or the market-related value of the assets, if applicable, is amortized. For fiscal years 2015, 2014 and 2013, actuarial losses were amortized on a straight-line basis over the expected remaining service period of plan participants expected to receive benefits for our Qualified Plan, the expected remaining future lifetime and expected future working lifetime for inactive and active participants, respectively, for our SERP and the expected remaining future lifetime of inactive participants expected to receive benefits for our postretirement health plans.

JACK IN THE BOX INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Assumptions — We determine our actuarial assumptions on an annual basis. In determining the present values of our benefit obligations and net periodic benefit costs as of and for the fiscal years ended September 27, 2015, September 28, 2014 and September 29, 2013, we used the following weighted-average assumptions:

	2015	2014	2013
Assumptions used to determine benefit obligations (1):
Qualified Plan:
Discount rate	4.79%	4.60%	5.37%
Rate of future pay increases	3.50%	3.50%	3.50%
SERP:
Discount rate	4.45%	4.36%	4.88%
Rate of future pay increases	3.50%	3.50%	3.50%
Postretirement health plans:
Discount rate	4.47%	4.43%	5.04%
Assumptions used to determine net periodic benefit cost (2):
Qualified Plan:
Discount rate	4.60%	5.37%	4.34%
Long-term rate of return on assets	6.50%	7.25%	7.25%
Rate of future pay increases	3.50%	3.50%	3.50%
SERP:
Discount rate	4.36%	4.88%	4.34%
Rate of future pay increases	3.50%	3.50%	3.50%
Postretirement health plans:
Discount rate	4.43%	5.04%	4.34%
 ____________________________

(1)	Determined as of end of year.

(2)	Determined as of beginning of year.
The assumed discount rates were determined by considering the average of pension yield curves constructed of a population of high-quality bonds with a Moody’s or Standard and Poor’s rating of “AA” or better whose cash flow from coupons and maturities match the year-by-year projected benefit payments from the plans. As benefit payments typically extend beyond the date of the longest maturing bond, cash flows beyond 30 years were discounted back to the 30th year and then matched like any other payment.
The assumed expected long-term rate of return on assets is the weighted average rate of earnings expected on the funds invested or to be invested to provide for the pension obligations. The long-term rate of return on assets was determined taking into consideration our projected asset allocation and economic forecasts prepared with the assistance of our actuarial consultants.
The assumed discount rate and expected long-term rate of return on assets have a significant effect on amounts reported for our pension and postretirement plans. A quarter percentage point decrease in the discount rate and long-term rate of return used would have decreased fiscal 2015 earnings before income taxes by $2.4 million and $0.9 million, respectively.
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

JACK IN THE BOX INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For measurement purposes, the weighted-average assumed health care cost trend rates for our postretirement health plans were as follows for each fiscal year:

	2015	2014	2013
Healthcare cost trend rate for next year:
Participants under age 65	8.00%	8.25%	8.50%
Participants age 65 or older (1)	7.50%	7.75%	8.00%
Rate to which the cost trend rate is assumed to decline:
Participants under age 65 (1)	4.50%	4.50%	4.80% / 4.90%
Participants age 65 or older (1)	4.50%	4.50%	4.80% / 4.90%
Year the rate reaches the ultimate trend rate:
Participants under age 65 (1)	2030	2030	2038 / 2045
Participants age 65 or older (1)	2028	2028	2037 / 2045
 ____________________________

(1)	Where two rates and/or years are stated, these relate to the two post retirement health plans sponsored by the Company. Where one rate and/or year are stated, these were the same for both plans.
The assumed healthcare cost trend rate represents our estimate of the annual rates of change in the costs of the healthcare benefits currently provided by our postretirement plans. The healthcare cost trend rate implicitly considers estimates of healthcare inflation, changes in healthcare utilization and delivery patterns, technological advances and changes in the health status of the plan participants. The healthcare cost trend rate assumption has a significant effect on the amounts reported. For example, a 1.0% change in the assumed healthcare cost trend rate would have the following effect on the 2015 net periodic benefit cost and end of year PBO (in thousands):

	1% Point Increase	1% Point Decrease
Total interest and service cost	$143	$(121)
Postretirement benefit obligation	$3,494	$(2,972)
Plan assets — Our investment philosophy is to (1) protect the corpus of the fund; (2) establish investment objectives that will allow the market value to exceed the present value of the vested and unvested liabilities over time; while (3) obtaining adequate investment returns to protect benefits promised to the participants and their beneficiaries. Our asset allocation strategy utilizes multiple investment managers in order to maximize the plan’s return while minimizing risk. We regularly monitor our asset allocation, and senior financial management and the Finance Committee of the Board of Directors review performance results at least semi-annually. We continually review our target asset allocation for our Qualified Plan and when changes are made, we reallocate our plan assets over a period of time, as deemed appropriate by senior financial management, to achieve our target asset allocation. Our plan asset allocation at the end of fiscal 2015 and target allocations were as follows:

	2015	Target	Minimum	Maximum
Domestic equity	25%	25%	15%	35%
International equity	27	25	15%	35%
Core fixed funds	27	25	20%	30%
Real return bonds	—	3	—%	10%
Alternative investments	4	5	—%	10%
Real estate	12	8	—%	10%
High yield	2	5	—%	10%
Commodities	3	4	—%	10%
	100%	100%

JACK IN THE BOX INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The fair values of the Qualified Plan’s assets at September 27, 2015 and September 28, 2014 by asset category are as follows (in thousands):

		Total	Quoted Prices in Active Markets for Identical (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Items Measured at Fair Value at September 27, 2015:
Asset Category:
Cash and cash equivalents	(1)	$3,629	$3,629	$—	$—
Equity:
U.S	(2)	15,812	15,812	—	—
Commingled	(3)	169,701	169,701	—	—
Fixed income:
Corporate bonds	(4)	7,243	7,243	—	—
Other	(6)	88,621	29,054	59,567	—
Diversified funds	(7)	10,684	10,684	—	—
Real estate	(8)	36,967	—	—	36,967
		$332,657	$236,123	$59,567	$36,967
Items Measured at Fair Value at September 28, 2014:
Asset Category:
Cash and cash equivalents	(1)	$900	$900	$—	$—
Equity:
U.S	(2)	17,063	17,063	—	—
Commingled	(3)	147,221	147,221	—	—
Fixed income:
Corporate bonds	(4)	13,122	13,122	—	—
Government and mortgage securities	(5)	11,631	11,631	—	—
Other	(6)	121,666	—	121,666	—
Diversified funds	(7)	12,116	12,116	—	—
Real estate	(8)	32,593	—	—	32,593
		$356,312	$202,053	$121,666	$32,593
_________________________

(1)	Cash and cash equivalents are comprised of commercial paper, short-term bills and notes, and short-term investment funds, which are valued at unadjusted quoted market prices.

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

(4)
Corporate bonds are comprised of mutual funds traded on national securities exchanges, valued at unadjusted quoted market prices, as well as securities traded in markets that are not considered active, which are valued based on quoted market prices, broker/dealer quotations.

(5)
Government and mortgage securities are comprised of government and municipal bonds, including treasury bills, notes and index linked bonds which are valued using an unadjusted quoted price in an active market or observable, market-based inputs.

(6)
Other fixed income securities are comprised of other commingled funds invested in registered securities which are valued at the unadjusted quoted price in an active market (level 1) or exchange and long-duration US government/credit funds which are valued based on observable inputs, which include quoted market prices in active markets for similar securities, valuations based on commonly quoted benchmark interest rates, maturities, ratings and/or securities indices (level 2)

(7)	Diversified funds are comprised of exchange-traded commodities futures and treasury bills, which are valued at unadjusted quoted market prices.

(8)	Real estate is investments in a real estate investment trust for purposes of total return. These investments are valued at unit values provided by the investment managers and their consultants.

JACK IN THE BOX INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table presents the changes in Level 3 investments for the Qualified Plan during 2014 and 2015 (in thousands):

Real Estate
Balance at September 29, 2013	$29,352
Actual return on plan assets:
Relating to assets still held at the reporting date	3,520
Relating to assets sold during the period	18
Purchases, sales and settlements	(297)
Balance at September 28, 2014	$32,593
Actual return on plan assets:
Relating to assets still held at the reporting date	$4,665
Relating to assets sold during the period	40
Purchases, sales and settlements	(331)
Balance at September 27, 2015	$36,967

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

	Pension Plans	Postretirement Health Plans
Estimated net contributions during fiscal 2016	$24,477	$1,320
Estimated future year benefit payments during fiscal years:
2016	$14,548	$1,324
2017	$14,831	$1,403
2018	$15,361	$1,470
2019	$16,147	$1,673
2020	$17,233	$1,711
2021-2025	$105,016	$9,208
We will continue to evaluate contributions to our Qualified Plan based on changes in pension assets as a result of asset performance in the current market and economic environment. Expected benefit payments are based on the same assumptions used to measure our benefit obligations at September 27, 2015 and include estimated future employee service.
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
Our Amended and Restated 2004 Stock Incentive Plan authorizes the issuance of up to 11,600,000 common shares in connection with the granting of stock options, stock appreciation rights, restricted stock purchase rights, restricted stock bonuses, restricted stock units or performance units to key employees, directors, and other designated employees. As of September 27, 2015, 2,590,664 shares of common stock were available for future issuance under this plan.
We also maintain a deferred compensation plan for non-management directors under which those who are eligible to receive fees or retainers may choose to defer receipt of their compensation. The deferred amounts are converted to stock equivalents. The plan requires settlement in shares of our common stock based on the number of stock equivalents and dividend equivalents at the time of a participant’s separation from the Board of Directors. This plan provides for the issuance of up to 350,000 shares of common stock in connection with the crediting of stock equivalents. As of September 27, 2015, 143,122 shares of common stock were available for future issuance under this plan.

JACK IN THE BOX INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

We terminated our employee stock purchase plan (“ESPP”) on February 26, 2015. The ESPP plan was available for all eligible employees to purchase shares of common stock at 95% of the fair market value on the date of purchase. Employees could authorize us to withhold up to 15% of their base compensation during any offering period, subject to certain limitations.
Compensation expense — The components of share-based compensation expense recognized in each year are as follows (in thousands):

	2015	2014	2013
Stock options	$2,782	$2,660	$5,075
Performance share awards	4,229	3,923	2,311
Nonvested stock awards	156	310	430
Nonvested stock units	4,989	3,247	3,356
Deferred compensation for directors	264	218	220
Total share-based compensation expense	$12,420	$10,358	$11,392
Stock options — Prior to fiscal 2007, options granted had contractual terms of 10 or 11 years and employee options generally vested over a four-year period. Beginning fiscal 2007, option grants have contractual terms of seven years and employee options vest over a three-year period. Options may vest sooner for employees meeting certain age and years of service thresholds. All option grants provide for an option exercise price equal to the closing market value of the common stock on the date of grant.
The following is a summary of stock option activity for fiscal 2015:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value (in thousands)
Options outstanding at September 28, 2014	1,189,570	$26.74
Granted	123,042	$73.53
Exercised	(708,096)	$21.29
Forfeited	(10,168)	$38.74
Options outstanding at September 27, 2015	594,348	$42.72	4.66	$21,984
Options exercisable at September 27, 2015	285,820	$30.34	3.88	$14,112
Options exercisable and expected to vest at September 27, 2015	594,348	$42.72	4.66	$21,984
The aggregate intrinsic value in the table above is the amount by which the current market price of our stock on September 27, 2015 exceeds the exercise price.

We use a valuation model to determine the fair value of options granted which requires the input of highly subjective assumptions, including the expected volatility of the stock price. The following table presents the weighted-average assumptions used for stock option grants in each fiscal year, along with the related weighted-average grant date fair value:

	2015	2014	2013
Risk-free interest rate	1.78%	2.05%	1.09%
Expected dividends yield	1.09%	—%	—%
Expected stock price volatility	32.09%	39.18%	42.24%
Expected life of options (in years)	6.00	6.50	6.50
Weighted-average grant date fair value	$22.04	$20.04	$11.84
The risk-free interest rate was determined by a yield curve of risk-free rates based on published U.S. Treasury spot rates in effect at the time of grant and has a term equal to the expected life of the related options. The dividend yield assumption is based on the Company’s history and expectations of dividend payouts at the grant date. We declared our first dividend on May 9, 2014. The expected stock price volatility in all years represents the Company’s historical volatility. The expected life of the options represents the period of time the options are expected to be outstanding and is based on historical trends.
As of September 27, 2015, there was approximately $2.8 million of total unrecognized compensation cost, net of estimated forfeitures, related to stock options grants which is expected to be recognized over a weighted-average period of 1.3 years. The total intrinsic value of stock options exercised was $41.8 million, $42.4 million and $25.9 million in 2015, 2014 and 2013, respectively.

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
The following is a summary of performance share award activity for fiscal 2015:

	Shares	Weighted- Average Grant Date Fair Value
Performance share awards outstanding at September 28, 2014	330,203	$25.69
Granted	40,594	$73.53
Issued	(189,584)	$26.70
Forfeited	(5,362)	$48.54
Performance adjustments	(12,937)	$27.49
Performance share awards outstanding at September 27, 2015	162,914	$59.37

As of September 27, 2015, there was approximately $5.0 million of total unrecognized compensation cost related to performance share awards which is expected to be recognized over a weighted-average period of 1.5 years. The weighted-average grant date fair value of awards granted was $73.53, $47.29 and $27.49 in 2015, 2014 and 2013, respectively. The total fair value of awards that became fully vested during 2015, 2014 and 2013 was $3.5 million, $3.6 million and $1.0 million, respectively.
Nonvested stock awards — We previously issued nonvested stock awards (“RSAs”) to certain executives under our share ownership guidelines. Effective fiscal 2009, we no longer issue RSA awards and have replaced them with grants of nonvested restricted stock units. The RSAs vest, subject to the discretion of our Board of Directors in certain circumstances, upon retirement or termination based upon years of service. These awards are amortized to compensation expense over the estimated vesting period based upon the fair value of our common stock on the award date. At September 27, 2015, RSAs outstanding totaled 95,815 shares with a weighted average grant date fair value of $20.56 per share.
In fiscal 2015, there was no activity related to RSAs. As of September 27, 2015, there was approximately $0.2 million of total unrecognized compensation cost related to RSAs, which is expected to be recognized over a weighted-average period of 2.1 years.
Nonvested restricted stock units — Nonvested restricted stock units (“RSUs”) are generally issued to executives, non-management directors and certain other members of management and employees. Prior to fiscal 2011, RSUs were granted to certain Executive and Senior Vice Presidents pursuant to our share ownership guidelines. These awards vest upon retirement or termination based on years of service. As of September 27, 2015, 60,272 of such RSUs were outstanding.
Beginning fiscal 2011, we replaced the ownership share grants with time-vested RSUs for certain Vice Presidents and Officers that vest ratably over five years and have a 50% or 100% holding requirement on settled shares, which must be held until termination. As of September 27, 2015, 106,138 of such RSUs were outstanding. RSUs issued to non-management directors vest 12 months from the date of grant, or upon termination of board service if the director elects to defer receipt, and totaled 40,468 units outstanding as of September 27, 2015. RSUs issued to certain other employees either cliff vest or vest ratably over 3 years and totaled 126,095 units outstanding as of September 27, 2015. These awards are amortized to compensation expense over the estimated vesting period based upon the fair value of our common stock on the award date discounted by the present value of the expected dividend stream over the vesting period.

JACK IN THE BOX INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following is a summary of RSU activity for fiscal 2015:

	Shares	Weighted- Average Grant Date Fair Value
Nonvested stock units outstanding at September 28, 2014	330,871	$33.73
Granted	93,570	$75.07
Released	(69,720)	$34.44
Forfeited	(21,748)	$46.83
Nonvested stock units outstanding at September 27, 2015	332,973	$44.34
As of September 27, 2015, there was approximately $6.8 million of total unrecognized compensation cost related to RSUs, which is expected to be recognized over a weighted-average period of 2.7 years. The weighted-average grant date fair value of awards granted was $75.07, $49.79 and $28.95 in 2015, 2014 and 2013, respectively. In 2015, 2014 and 2013, the total fair value of RSUs that vested and were released was $2.4 million, $3.5 million and $0.9 million, respectively.
Non-management directors’ deferred compensation — All awards outstanding under our directors’ deferred compensation plan are accounted for as equity-based awards and deferred amounts are converted into stock equivalents at the then-current market price of our common stock. During fiscal 2014 and 2013, 10,616 and 44,714 shares of common stock were issued in connection with director retirements having a fair value of $0.6 million and $1.4 million, respectively. No common stock was issued in connection with director retirements in 2015.
The following is a summary of the stock equivalent activity for fiscal 2015:

	Stock Equivalents	Weighted- Average Grant Date Fair Value
Stock equivalents outstanding at September 28, 2014	75,466	$23.44
Deferred directors’ compensation	2,761	$95.09
Dividend equivalents	931	$83.79
Stock equivalents outstanding at September 27, 2015	79,158	$26.64
Employee stock purchase plan — The following is a summary of shares issued pursuant to our ESPP in each fiscal year:

	2015	2014	2013
Common stock issued	1,371	4,055	7,144
Fair value of common stock issued	$70.78	$49.25	$29.71

13.     STOCKHOLDERS’ EQUITY
Repurchases of common stock — In February 2014 and July 2014, the Board of Directors approved two new programs which provided repurchase authorizations for up to $200.0 million and $100.0 million, respectively, in shares of our common stock, expiring November 2015. Additionally, in November 2014 and May 2015, the Board of Directors approved two $100.0 million stock buyback programs that expire in November 2016. In September 2015, the Board of Directors approved an additional $200.0 million stock buyback program commencing in fiscal year 2016 and expiring in November 2017. During fiscal 2015, we repurchased 3.7 million shares at an aggregate cost of $317.1 million. As of September 27, 2015, there was approximately $25,500 remaining under a May 2015 stock buyback program which expires in November 2016, and an additional $200.0 million remaining under a September 2015 stock buyback program commencing in fiscal 2016 and expiring in November 2017.
Dividends — In fiscal 2015, the Board of Directors declared two cash dividends of $0.20 per share each, and two cash dividends of $0.30 per share each totaling $37.6 million. Future dividends are subject to approval by our Board of Directors.

JACK IN THE BOX INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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
The following table reconciles basic weighted-average shares outstanding to diluted weighted-average shares outstanding (in thousands):

	2015	2014	2013
Weighted-average shares outstanding — basic	37,587	40,781	43,351
Effect of potentially dilutive securities:
Stock options	274	641	957
Nonvested stock awards and units	199	281	371
Performance share awards	155	270	220
Weighted-average shares outstanding — diluted	38,215	41,973	44,899
Excluded from diluted weighted-average shares outstanding:
Antidilutive	84	153	145
Performance conditions not satisfied at the end of the period	15	20	209

15.     VARIABLE INTEREST ENTITIES
In January 2011, we formed Jack in the Box Franchise Finance, LLC (“FFE”) for the purpose of operating a franchisee lending program to assist Jack in the Box franchisees in re-imaging their restaurants. We are the sole equity investor in FFE. The lending program was comprised of a $20.0 million commitment from the Company in the form of a capital note and an $80.0 million Senior Secured Revolving Securitization Facility (“FFE Facility”) entered into with a third party. The lending period and the revolving period expired in June 2012. At September 27, 2015 and September 28, 2014, we had no borrowings under the FFE Facility and do not plan to make any further contributions.
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

JACK IN THE BOX INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FFE’s assets consolidated by the Company represent assets that can be used only to settle obligations of the consolidated VIE. Likewise, FFE’s liabilities consolidated by the Company do not represent additional claims on the Company’s general assets; rather they represent claims against the specific assets of FFE. The impact of FFE’s results were not material to the Company’s consolidated statement of earnings or cash flows. FFE’s balance sheet consisted of the following at September 27, 2015 and September 28, 2014 (in thousands):

	2015	2014
Cash	$100	$—
Other current assets (1)	1,037	2,494
Other assets, net (1)	1,928	5,776
Total assets	$3,065	$8,270

Current liabilities (2)	$1,134	$2,833
Other long-term liabilities (2)	1,793	5,367
Retained earnings	138	70
Total liabilities and stockholders’ equity	$3,065	$8,270
  ____________________________
(1)Consists primarily of amounts due from franchisees.
(2)Consists primarily of the capital note contribution from Jack in the Box which is eliminated in consolidation.
In 2015, we received $3.9 million of early prepayments on notes receivable due from franchisees, which increased our cash flows from investing activities in the year-to-date period.
The Company’s maximum exposure to loss is equal to its outstanding contributions as of September 27, 2015. This amount represents estimated losses that would be incurred should all franchisees default on their loans without any consideration of recovery. To offset the credit risk associated with the Company’s variable interest in FFE, the Company holds a security interest in the assets of FFE subordinate and junior to all other obligations of FFE.

16.     COMMITMENTS, CONTINGENCIES AND LEGAL MATTERS
Commitments — As of September 27, 2015, we had unconditional purchase obligations during the next five fiscal years as follows (in thousands):

2016	$802,700
2017	567,500
2018	247,600
2019	206,400
2020	200,100
Total	$2,024,300
These obligations primarily represent amounts payable under purchase contracts for goods related to system-wide restaurant operations.
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

JACK IN THE BOX INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Gessele v. Jack in the Box Inc. —  In August 2010, five former employees instituted litigation in federal court in Oregon alleging claims under the federal Fair Labor Standards Act and Oregon wage and hour laws.  The plaintiffs alleged that the Company failed to pay non-exempt employees for certain meal breaks and improperly made payroll deductions for shoe purchases and for workers’ compensation expenses, and later added additional claims relating to timing of final pay and related wage and hour claims involving employees of a franchisee. The most recent complaint seeks damages of $45.0 million but does not provide a basis for that amount. In fiscal 2012, we accrued for a single claim for which we believe a loss is both probable and estimable; this accrued loss contingency did not have a material effect on our results of operations. We have not established a loss contingency accrual for those claims as to which we believe liability is not probable or estimable, and we plan to vigorously defend against this lawsuit. Nonetheless, an unfavorable resolution of this matter in excess of our current accrued loss contingencies could have a material adverse effect on our business, results of operations, liquidity or financial condition.
Other legal matters — In addition to the matter described above, the Company is subject to normal and routine litigation brought by former, current or prospective employees, customers, franchisees, vendors, landlords, shareholders or others.  We intend to defend ourselves in any such matters.  Some of these matters may be covered, at least in part, by insurance. Our insurance liability (undiscounted) and reserves are established in part by using independent actuarial estimates of expected losses for reported claims and for estimating claims incurred but not reported. As of September 27, 2015, our estimated liability for general liability and workers’ compensation claims exceeded our self-insurance retention limits by $25.8 million. We expect to be fully covered for these amounts by surety bond issuers or our insurance providers. Although the Company currently believes that the ultimate determination of liability in connection with legal claims pending against it, if any, in excess of amounts already provided for these matters in the consolidated financial statements will not have a material adverse effect on our business, the Company’s annual results of operations, liquidity or financial position, it is possible that our results of operations, liquidity, or financial position could be materially affected in a particular future reporting period by the unfavorable resolution of one or more of these matters or contingencies during such period.
Lease guarantees — In connection with the sale of the distribution business, we have assigned the lease at one of our distribution centers to a third party. Under this agreement, which expires in 2017, the Company remains secondarily liable for the lease payments for which we were responsible under the original lease. As of September 27, 2015, the amount remaining under this lease guarantee totaled $1.3 million. We have not recorded a liability for this guarantee as the likelihood of the third party defaulting on the assignment agreements was deemed to be less than probable.
17.     SEGMENT REPORTING
Our principal business consists of developing, operating and franchising our Jack in the Box and Qdoba restaurant concepts, each of which we consider reportable operating segments. Since the beginning of 2012, we have been engaged in restructuring activities related to our internal organization and have now instituted a shared-services model (refer also to Note 9, Impairment and Other Charges, Net). As a result, in fiscal 2014, our chief operating decision makers, which consist of a collective group of executive leadership, revised the method by which they determine performance and strategy for our segments. This change was made to reflect a shared-services model whereby each brand’s results of operations are assessed separately and do not include costs related to certain corporate functions which support both brands. Our segment reporting structure reflects the Company’s current management structure, internal reporting method and financial information used in deciding how to allocate Company resources. Based upon certain quantitative thresholds, each operating segment is considered a reportable segment. This change to our segment reporting did not change our reporting units for goodwill.

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

	2015	2014		2013
		(New)	(Old)
Revenues by Segment:
Jack in the Box restaurant operations	$1,145,176	$1,127,243	$1,127,243	$1,179,295
Qdoba restaurant operations	395,141	356,888	356,888	310,572
Consolidated revenues	$1,540,317	$1,484,131	$1,484,131	$1,489,867
Earnings from Operations by Segment:
Jack in the Box restaurant operations	$265,230	$235,574	$130,408	$113,864
Qdoba restaurant operations	47,264	34,287	32,016	24,470
FFE operations (1)	—	—	(116)	(129)
Shared services and unallocated costs	(112,182)	(104,005)	—	—
Losses on the sale of company-operated restaurants	(3,139)	(3,548)	—	—
Consolidated earnings from operations	197,173	162,308	162,308	138,205
Interest expense, net	18,803	15,678	15,678	15,251
Consolidated earnings from continuing operations and before income taxes	$178,370	$146,630	$146,630	$122,954
Total Expenditures for Long-Lived Assets by Segment (Including Discontinued Operations):
Jack in the Box restaurant operations	$41,928	$30,858	$38,132	$55,221
Qdoba restaurant operations	34,071	17,967	22,393	29,469
Shared services and unallocated costs	10,227	11,700	—	—
Consolidated expenditures for long-lived assets	$86,226	$60,525	$60,525	$84,690
Total Depreciation Expense by Segment:
Jack in the Box restaurant operations	$64,597	$66,409	$73,663	$76,191
Qdoba restaurant operations	17,103	16,992	16,992	15,815
Shared services and unallocated costs	7,078	7,254	—	—
Consolidated depreciation expense	$88,778	$90,655	$90,655	$92,006
____________________________
(1) FFE operations are included in the Jack in the Box operations segment under the new basis of segmentation.
We do not evaluate, manage or measure performance of segments using asset, interest income and expense, or income tax information; accordingly, this information by segment is not prepared or disclosed.

18.     SUPPLEMENTAL CONSOLIDATED CASH FLOW INFORMATION
Additional information related to cash flows is as follows (in thousands):

	2015	2014	2013
Cash paid during the year for:
Interest, net of amounts capitalized	$16,233	$13,754	$12,824
Income tax payments	$28,764	$29,145	$43,365
Non cash transactions:
Equipment capital lease obligations incurred	$16,770	$—	$—
(Decrease) increase in accrued stock repurchases	$(3,112)	$(4,176)	$7,288
Increase in dividends accrued or converted to common stock equivalents	$174	$68	$—
Increase (decrease) in obligation for purchases of property and equipment (1)	$5,388	$(1,187)	$(1,274)
____________________________

(1)    In 2013, amounts also include changes in obligations related to assets held for sale.

JACK IN THE BOX INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

19.     SUPPLEMENTAL CONSOLIDATED FINANCIAL STATEMENT INFORMATION (in thousands)

	September 27, 2015	September 28, 2014
Accounts and other receivables, net:
Trade	$36,990	$35,975
Income tax receivable	7,914	8,306
Notes receivable	1,726	3,574
Other	2,900	2,955
Allowance for doubtful accounts	(1,555)	(796)
	$47,975	$50,014
Prepaid expenses
Prepaid income taxes	$7,645	$27,956
Other	8,595	8,358
	$16,240	$36,314
Other assets, net:
Company-owned life insurance policies	$99,513	$100,753
Deferred tax assets	78,151	50,807
Deferred rent receivable	45,330	41,872
Other	40,941	43,866
	$263,935	$237,298
Accrued liabilities:
Payroll and related taxes	$56,223	$54,905
Insurance	35,370	34,834
Advertising	20,692	21,452
Sales and property taxes	11,574	11,760
Gift card liability	4,608	4,064
Deferred franchise fees	1,198	1,464
Other	40,910	35,147
	$170,575	$163,626
Other long-term liabilities:
Pension plans	$180,476	$143,838
Straight-line rent accrual	46,807	48,835
Other	142,775	116,762
	$370,058	$309,435

JACK IN THE BOX INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

20. UNAUDITED QUARTERLY RESULTS OF OPERATIONS (in thousands, except per share data)

	16 Weeks Ended	12 Weeks Ended
Fiscal Year 2015	January 18, 2015	April 12, 2015	July 5, 2015	September 27, 2015
Revenues	$468,621	$358,122	$359,506	$354,068
Earnings from operations	$63,236	$41,868	$50,395	$41,674
Net earnings	$35,835	$23,005	$26,831	$23,141
Net earnings per share:
Basic	$0.93	$0.61	$0.72	$0.64
Diluted	$0.91	$0.60	$0.71	$0.63
	16 Weeks Ended	12 Weeks Ended
Fiscal Year 2014	January 19, 2014	April 13, 2014	July 6, 2014	September 28, 2014
Revenues	$450,081	$340,870	$348,492	$344,687
Earnings from operations	$57,204	$32,879	$43,000	$29,225
Net earnings	$32,286	$15,801	$24,703	$16,160
Net earnings per share:
Basic	$0.76	$0.38	$0.62	$0.41
Diluted	$0.74	$0.37	$0.61	$0.40
During the quarter ended September 28, 2014, we recorded an adjustment to decrease tax expense by $2.1 million due to the impact of a change in state tax law enacted July 2013 related to California enterprise zone tax credits.

21. SUBSEQUENT EVENTS

Declaration of dividend — On November 12, 2015, the Board of Directors declared a cash dividend of $0.30 per share, to be paid on December 22, 2015 to shareholders of record as of the close of business on December 9, 2015. Future dividends will be subject to approval by our Board of Directors.