Form 10-Q
period 2016-01-17
JACK IN THE BOX INC /NEW/
filed 2016-02-18
CIK 807882

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
 ____________________________________________________
FORM 10-Q
 _______________________________________________________________________________________
QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended January 17, 2016
Commission File Number: 1-9390

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
Yes  ☐    No  ☑
As of the close of business February 12, 2016, 34,681,826 shares of the registrant’s common stock were outstanding.

JACK IN THE BOX INC. AND SUBSIDIARIES

PART I. FINANCIAL INFORMATION

ITEM 1.        CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JACK IN THE BOX INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Dollars in thousands, except share data)
(Unaudited)

	January 17, 2016	September 27, 2015
ASSETS
Current assets:
Cash and cash equivalents	$7,100	$17,743
Accounts and other receivables, net	51,673	47,975
Inventories	7,871	7,376
Prepaid expenses	20,365	16,240
Assets held for sale	19,359	15,516
Other current assets	3,018	3,106
Total current assets	109,386	107,956
Property and equipment, at cost	1,570,364	1,563,377
Less accumulated depreciation and amortization	(852,360)	(835,114)
Property and equipment, net	718,004	728,263
Intangible assets, net	14,552	14,765
Goodwill	149,012	149,027
Other assets, net	282,053	303,968
	$1,273,007	$1,303,979
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current maturities of long-term debt	$24,760	$26,677
Accounts payable	43,995	32,137
Accrued liabilities	143,854	170,575
Total current liabilities	212,609	229,389
Long-term debt, net of current maturities	761,252	688,579
Other long-term liabilities	359,265	370,058
Stockholders’ (deficit) equity:
Preferred stock $0.01 par value, 15,000,000 shares authorized, none issued	—	—
Common stock $0.01 par value, 175,000,000 shares authorized, 81,270,513 and 81,096,156 issued, respectively	813	811
Capital in excess of par value	409,607	402,986
Retained earnings	1,338,724	1,316,119
Accumulated other comprehensive loss	(137,830)	(132,530)
Treasury stock, at cost, 46,588,687 and 45,314,529 shares, respectively	(1,671,433)	(1,571,433)
Total stockholders’ (deficit) equity	(60,119)	15,953
	$1,273,007	$1,303,979
See accompanying notes to condensed consolidated financial statements.

JACK IN THE BOX INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS
(In thousands, except per share data)
(Unaudited)

	Sixteen Weeks Ended
	January 17, 2016	January 18, 2015
Revenues:
Company restaurant sales	$353,221	$351,896
Franchise rental revenues	69,738	69,446
Franchise royalties and other	47,864	47,279
	470,823	468,621
Operating costs and expenses, net:
Company restaurant costs:
Food and packaging	108,911	113,109
Payroll and employee benefits	97,907	95,679
Occupancy and other	77,699	75,031
Total company restaurant costs	284,517	283,819
Franchise occupancy expenses	52,219	52,418
Franchise support and other costs	4,862	4,723
Selling, general and administrative expenses	65,872	63,095
Impairment and other charges, net	1,657	2,180
Gains on the sale of company-operated restaurants	(818)	(850)
	408,309	405,385
Earnings from operations	62,514	63,236
Interest expense, net	8,175	5,213
Earnings from continuing operations and before income taxes	54,339	58,023
Income taxes	20,442	20,925
Earnings from continuing operations	33,897	37,098
Losses from discontinued operations, net of income tax benefit	(676)	(1,263)
Net earnings	$33,221	$35,835

Net earnings per share - basic:
Earnings from continuing operations	$0.96	$0.96
Losses from discontinued operations	(0.02)	(0.03)
Net earnings per share (1)	$0.94	$0.93
Net earnings per share - diluted:
Earnings from continuing operations	$0.94	$0.94
Losses from discontinued operations	(0.02)	(0.03)
Net earnings per share (1)	$0.92	$0.91

Weighted-average shares outstanding:
Basic	35,458	38,640
Diluted	35,946	39,384

Cash dividends declared per common share	$0.30	$0.20
____________________________

(1)	Earnings per share may not add due to rounding.
See accompanying notes to condensed consolidated financial statements.

JACK IN THE BOX INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Dollars in thousands)
(Unaudited)

	Sixteen Weeks Ended
	January 17, 2016	January 18, 2015
Net earnings	$33,221	$35,835
Cash flow hedges:
Net change in fair value of derivatives	(11,437)	(6,758)
Net loss reclassified to earnings	1,444	627
	(9,993)	(6,131)
Tax effect	3,868	2,347
	(6,125)	(3,784)
Unrecognized periodic benefit costs:
Actuarial losses and prior service costs reclassified to earnings	1,398	3,035
Tax effect	(541)	(1,162)
	857	1,873
Other:
Foreign currency translation adjustments	(52)	6
Tax effect	20	(3)
	(32)	3

Other comprehensive loss, net of tax	(5,300)	(1,908)

Comprehensive income	$27,921	$33,927
See accompanying notes to condensed consolidated financial statements.

JACK IN THE BOX INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in thousands)
(Unaudited)

	Sixteen Weeks Ended
	January 17, 2016	January 18, 2015
Cash flows from operating activities:
Net earnings	$33,221	$35,835
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	28,514	27,370
Deferred finance cost amortization	823	661
Excess tax benefits from share-based compensation arrangements	(2,020)	(14,533)
Deferred income taxes	(2,128)	973
Share-based compensation expense	4,088	3,885
Pension and postretirement expense	4,149	5,769
Losses (gains) on cash surrender value of company-owned life insurance	2,466	(574)
Gains on the sale of company-operated restaurants	(818)	(850)
Losses on the disposition of property and equipment	651	621
Impairment charges and other	446	766
Changes in assets and liabilities:
Accounts and other receivables	(4,204)	3,999
Inventories	(495)	(121)
Prepaid expenses and other current assets	1,205	16,683
Accounts payable	7,386	(4,623)
Accrued liabilities	(25,403)	(20,063)
Pension and postretirement contributions	(1,883)	(6,880)
Other	(1,089)	(1,571)
Cash flows provided by operating activities	44,909	47,347
Cash flows from investing activities:
Purchases of property and equipment	(31,543)	(19,885)
Purchases of assets intended for sale and leaseback	(3,274)	—
Proceeds from the sale and leaseback of assets	5,803	—
Proceeds from the sale of company-operated restaurants	1,021	1,174
Collections on notes receivable	441	5,050
Acquisition of franchise-operated restaurants	324	—
Other	(28)	22
Cash flows used in investing activities	(27,256)	(13,639)
Cash flows from financing activities:
Borrowings on revolving credit facilities	176,000	154,000
Repayments of borrowings on revolving credit facilities	(97,000)	(98,000)
Principal repayments on debt	(8,479)	(5,279)
Dividends paid on common stock	(10,592)	(7,791)
Proceeds from issuance of common stock	492	11,302
Repurchases of common stock	(100,000)	(104,669)
Excess tax benefits from share-based compensation arrangements	2,020	14,533
Change in book overdraft	9,295	423
Cash flows used in financing activities	(28,264)	(35,481)
Effect of exchange rate changes on cash and cash equivalents	(32)	3
Net decrease in cash and cash equivalents	(10,643)	(1,770)
Cash and cash equivalents at beginning of period	17,743	10,578
Cash and cash equivalents at end of period	$7,100	$8,808

See accompanying notes to condensed consolidated financial statements.

JACK IN THE BOX INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1.    BASIS OF PRESENTATION
Nature of operations — Founded in 1951, Jack in the Box Inc. (the “Company”) operates and franchises Jack in the Box® quick-service restaurants and Qdoba Mexican Eats® (“Qdoba”) fast-casual restaurants. The following table summarizes the number of restaurants as of the end of each period:

	January 17, 2016	January 18, 2015
Jack in the Box:
Company-operated	413	431
Franchise	1,840	1,822
Total system	2,253	2,253
Qdoba:
Company-operated	330	311
Franchise	344	330
Total system	674	641
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
These financial statements should be read in conjunction with the consolidated financial statements and related notes contained in our Annual Report on Form 10-K for the fiscal year ended September 27, 2015 (“2015 Form 10-K”). The accounting policies used in preparing these condensed consolidated financial statements are the same as those described in our 2015 Form 10-K with the exception of new accounting pronouncements adopted in fiscal 2016 which are described below.
Principles of consolidation — The condensed consolidated financial statements include the accounts of the Company, its wholly-owned subsidiaries and the accounts of any variable interest entities (“VIEs”) where we are deemed the primary beneficiary. All significant intercompany accounts and transactions are eliminated. The financial results and position of our VIE are immaterial to our condensed consolidated financial statements.
Reclassifications and adjustments — Certain prior year amounts in the condensed consolidated financial statements have been reclassified to conform to the fiscal 2016 presentation.
In our 2015 Form 10-K, on our consolidated statements of earnings, we began to separately state our franchise revenues derived from rentals and those derived from royalties and other. To provide clarity, we additionally have separately stated the associated rental expense, and depreciation and amortization related to the rental income received from franchisees. For comparison purposes, we have reclassified prior year franchise revenue and franchise costs line items to reflect the new method of presentation in our accompanying condensed consolidated statements of earnings.
Fiscal year — Our fiscal year is 52 or 53 weeks ending the Sunday closest to September 30. Fiscal year 2016 includes 53 weeks, while fiscal year 2015 includes 52 weeks. Our first quarter includes 16 weeks and all other quarters include 12 weeks, with the exception of the fourth quarter of fiscal 2016, which includes 13 weeks. All comparisons between 2016 and 2015 refer to the 16-weeks (“quarter”) ended January 17, 2016 and January 18, 2015, respectively, unless otherwise indicated.
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
Effect of new accounting pronouncements — In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2014-09, Revenue Recognition — Revenue from Contracts with Customers (Topic 606), which provides a comprehensive new revenue recognition model that requires an entity to recognize revenue in an amount that reflects the consideration to which the entity expects to receive for the transfer of promised goods or services to its customers. The standard also requires additional disclosure regarding the nature, amount, timing and uncertainty of revenue and cash flows arising from contracts with customers. This guidance is effective for annual and interim periods beginning after December 15, 2017. As such, we will be required to adopt the standard in the first quarter of fiscal 2018. This ASU is to be applied retrospectively or using a cumulative effect transition method, and early adoption is not permitted. We are currently evaluating which transition method to use and the effect that this pronouncement will have on our consolidated financial statements and related disclosures.
In November 2015, the FASB issued ASU No. 2015-17, Income Taxes (Topic 740): Balance Sheet Classification of Deferred Taxes, which simplifies the presentation of deferred income taxes. This standard requires deferred tax liabilities and assets to be classified as noncurrent in a classified statement of financial position. The standard is effective prospectively or retrospectively for all periods presented for annual and interim periods beginning after December 15, 2017, with early adoption permitted. We early adopted this standard in the first quarter of 2016 and the prior period was retrospectively adjusted, resulting in a $40.0 million reclassification of current deferred income taxes to other assets, net on our September 27, 2015 condensed consolidated balance sheet.

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
In 2016 and 2015, results of discontinued operations were immaterial for both periods. Our liability for lease commitments related to our distribution centers is included in accrued liabilities and other long-term liabilities, and was $0.2 million as of January 17, 2016 and September 27, 2015. The lease commitment balance as of January 17, 2016 relates to one distribution center subleased at a loss.
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
The following is a summary of the results of operations related to the 2013 Qdoba Closures for each period (in thousands):

	Sixteen Weeks Ended
	January 17, 2016	January 18, 2015
Unfavorable lease commitment adjustments	$(1,006)	$(1,799)
Bad debt expense related to a subtenant	(124)	—
Ongoing facility related costs	(38)	(61)
Broker commissions	—	(112)
Total operating loss before income tax benefit	$(1,168)	$(1,972)
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

JACK IN THE BOX INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Our liability for lease commitments related to the 2013 Qdoba Closures is included in accrued liabilities and other long-term liabilities and changed as follows in 2016 (in thousands):

Balance as of September 27, 2015	$4,256
Adjustments	1,006
Cash payments	(1,179)
Balance as of January 17, 2016	$4,083
Adjustments primarily relate to revisions to certain sublease and cost assumptions due to changes in market conditions.

3.	SUMMARY OF REFRANCHISINGS, FRANCHISEE DEVELOPMENT AND ACQUISITIONS
Refranchisings and franchisee development — The following is a summary of the number of restaurants sold to franchisees, number of restaurants developed by franchisees, and the related gains and fees recognized (dollars in thousands):

	Sixteen Weeks Ended
	January 17, 2016	January 18, 2015
Restaurants sold to Jack in the Box franchisees	1	1
New restaurants opened by franchisees:
Jack in the Box	5	6
Qdoba	6	6

Initial franchise fees	$385	$375

Proceeds from the sale of company-operated restaurants (1)	$1,021	$1,174
Net assets sold (primarily property and equipment)	(193)	(489)
Goodwill related to the sale of company-operated restaurants	(10)	(16)
Other	—	181
Gains on the sale of company-operated restaurants	$818	$850
____________________________

(1)
Amounts in 2016 and 2015 include additional proceeds recognized upon the extension of the underlying franchise and lease agreements related to restaurants sold in a prior year of $1.0 million and $0.1 million, respectively.

Franchise acquisitions — In 2016, we acquired one Jack in the Box franchise restaurant, and in 2015, there was no acquisition activity. We account for the acquisition of franchised restaurants using the acquisition method of accounting for business combinations. The purchase price allocations were based on fair value estimates determined using significant unobservable inputs (Level 3). The 2016 acquisition was not material to our accompanying condensed consolidated financial statements.

JACK IN THE BOX INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

4.	FAIR VALUE MEASUREMENTS
Financial assets and liabilities — The following table presents the financial assets and liabilities measured at fair value on a recurring basis (in thousands):

	Total	Quoted Prices in Active Markets for Identical Assets (3) (Level 1)	Significant Other Observable Inputs (3) (Level 2)	Significant Unobservable Inputs (3) (Level 3)
Fair value measurements as of January 17, 2016:
Non-qualified deferred compensation plan (1)	$(34,347)	$(34,347)	$—	$—
Interest rate swaps (Note 5) (2)	(36,367)	—	(36,367)	—
Total liabilities at fair value	$(70,714)	$(34,347)	$(36,367)	$—
Fair value measurements as of September 27, 2015:
Non-qualified deferred compensation plan (1)	$(35,003)	$(35,003)	$—	$—
Interest rate swaps (Note 5) (2)	(26,374)	—	(26,374)	—
Total liabilities at fair value	$(61,377)	$(35,003)	$(26,374)	$—

____________________________

(1)
We maintain an unfunded defined contribution plan for key executives and other members of management. The fair value of this obligation is based on the closing market prices of the participants’ elected investments.

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
The fair values of our debt instruments are based on the amount of future cash flows associated with each instrument discounted using our borrowing rate. At January 17, 2016, the carrying value of all financial instruments was not materially different from fair value, as the borrowings are prepayable without penalty. The estimated fair values of our capital lease obligations approximated their carrying values as of January 17, 2016.
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
In connection with our impairment reviews performed during 2016, no material fair value adjustments were required. Refer to Note 6, Impairment and Other Charges, Net for additional information regarding impairment charges.

JACK IN THE BOX INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

5.	DERIVATIVE INSTRUMENTS
Objectives and strategies — We are exposed to interest rate volatility with regard to our variable rate debt. To reduce our exposure to rising interest rates, in April 2014, we entered into nine forward-starting interest rate swap agreements that effectively convert $300.0 million of our variable rate borrowings to a fixed rate basis from October 2014 through October 2018. In June 2015, we entered into 11 forward-starting interest rate swap agreements that effectively convert an additional $200.0 million of our variable rate borrowings, and future expected variable rate borrowings to a fixed rate from October 2015 through October 2018, and $500.0 million from October 2018 through October 2022. These agreements have been designated as cash flow hedges in accordance with the provisions of the FASB authoritative guidance for derivatives and hedging. To the extent that they are effective in offsetting the variability of the hedged cash flows, changes in the fair values of the derivatives are not included in earnings, but are included in other comprehensive income (“OCI”). These changes in fair value are subsequently reclassified into net earnings as a component of interest expense as the hedged interest payments are made on our term loan debt.
Financial position — The following derivative instruments were outstanding as of the end of each period (in thousands):

	Balance Sheet Location	January 17, 2016	September 27, 2015
		Fair Value	Fair Value
Derivatives designated as hedging instruments:
Interest rate swaps (Note 4)	Accrued liabilities	$(3,231)	$(3,379)
Interest rate swaps (Note 4)	Other long-term liabilities	(33,136)	(22,995)
Total derivatives		$(36,367)	$(26,374)
Financial performance — The following is a summary of the OCI activity related to our interest rate swap derivative instruments (in thousands):

	Location of Loss in Income	Sixteen Weeks Ended
		January 17, 2016	January 18, 2015
Loss recognized in OCI	N/A	$(11,437)	$(6,758)
Loss reclassified from accumulated OCI into net earnings	Interest expense, net	$1,444	$627
Amounts reclassified from accumulated OCI into interest expense represent payments made to the counterparties for the effective portions of the interest rate swaps. During the periods presented, our interest rate swaps had no hedge ineffectiveness.

6.	IMPAIRMENT AND OTHER CHARGES, NET
Impairment and other charges, net in the accompanying condensed consolidated statements of earnings is comprised of the following (in thousands):

	Sixteen Weeks Ended
	January 17, 2016	January 18, 2015
Losses on the disposition of property and equipment, net	$651	$621
Costs of closed restaurants (primarily lease obligations) and other	560	786
Accelerated depreciation	446	752
Restaurant impairment charges	—	14
Restructuring costs	—	7
	$1,657	$2,180

JACK IN THE BOX INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Restaurant closing costs — Costs of closed restaurants primarily consist of future lease commitments and expected ancillary costs, net of anticipated sublease rentals. Accrued restaurant closing costs, included in accrued liabilities and other long-term liabilities, changed as follows in 2016 (in thousands):

Balance as of September 27, 2015	$9,707
Additions	208
Adjustments (1)	677
Cash payments	(1,688)
Balance as of January 17, 2016	$8,904
___________________________

(1)
Adjustments relate primarily to revisions of certain sublease and cost assumptions. The estimates we make related to our future lease obligations, primarily the sublease income we anticipate, are subject to a high degree of judgment and may differ from actual sublease income due to changes in economic conditions, desirability of the sites and other factors.

Accelerated depreciation — When a long-lived asset will be replaced or otherwise disposed of prior to the end of its estimated useful life, the useful life of the asset is adjusted based on the estimated disposal date and accelerated depreciation is recognized. In 2016, accelerated depreciation primarily relates to expenses at our Jack in the Box company restaurants for exterior facility enhancements as well as the replacement of technology equipment, and in 2015, charges primarily relate to the replacement of technology equipment and costs associated with Jack in the Box restaurant closures.
Restaurant impairment charges — When events and circumstances indicate that our long-lived assets might be impaired and their carrying amount is greater than the undiscounted cash flows we expect to generate from such assets, we recognize an impairment loss as the amount by which the carrying value exceeds the fair value of the assets. Impairment charges in 2015 were not material.

7.	INCOME TAXES
The income tax provisions reflect tax rates of 37.6% in 2016, and 36.1% in 2015. The major components of the year-over-year change in tax rates were a decrease in operating earnings before income taxes, an increase in the Company’s state tax rate, and a decrease in the market performance of insurance products used to fund certain non-qualified retirement plans which are excluded from taxable income. The Company recognized a benefit from the retroactive reenactment of the Work Opportunity Tax Credit for calendar year 2015 during the first quarter of 2016. Similarly, a retroactive reenactment occurred for calendar year 2014 during the first quarter of 2015. The final annual tax rate cannot be determined until the end of the fiscal year; therefore, the actual 2016 rate could differ from our current estimates.
We file income tax returns in the United States and all state and local jurisdictions in which we operate that impose an income tax. The federal statute of limitations has not expired for fiscal years 2012 and forward. The statutes of limitations for California and Texas, which constitute the Company’s major state tax jurisdictions, have not expired for fiscal years 2011 and forward.

8.	RETIREMENT PLANS
Defined benefit pension plans — We sponsor two defined benefit pension plans: a qualified plan covering substantially all full-time Jack in the Box employees hired prior to January 1, 2011, and an unfunded supplemental executive plan which provides certain employees additional pension benefits and was closed to new participants effective January 1, 2007. In fiscal 2011, the Board of Directors approved the sunset of our qualified plan whereby participants no longer accrue benefits effective December 31, 2015. Benefits under both plans are based on the employees’ years of service and compensation over defined periods of employment.
Postretirement healthcare plans — We also sponsor two healthcare plans, closed to new participants, that provide postretirement medical benefits to certain employees who have met minimum age and service requirements. The plans are contributory, with retiree contributions adjusted annually, and contain other cost-sharing features such as deductibles and coinsurance.
Net periodic benefit cost — The components of net periodic benefit cost in each period were as follows (in thousands):

	Sixteen Weeks Ended
	January 17, 2016	January 18, 2015
Defined benefit pension plans:
Service cost	$1,616	$2,544
Interest cost	7,440	6,983
Expected return on plan assets	(6,694)	(7,161)
Actuarial loss (1)	1,257	2,896
Amortization of unrecognized prior service costs (1)	74	83
Net periodic benefit cost	$3,693	$5,345
Postretirement healthcare plans:
Interest cost	$389	$368
Actuarial loss (1)	67	56
Net periodic benefit cost	$456	$424
___________________________
(1)    Amounts were reclassified from accumulated OCI into net earnings as a component of selling, general and administrative expenses.
Future cash flows — Our policy is to fund our plans at or above the minimum required by law. As of January 1, 2015, the date of our last actuarial funding valuation, there was no minimum contribution funding requirement. Details regarding 2016 contributions are as follows (in thousands):

	Defined Benefit Pension Plans	Postretirement Healthcare Plans
Net year-to-date contributions	$1,496	$387
Remaining estimated net contributions during fiscal 2016	$23,000	$900
We will continue to evaluate contributions to our qualified defined benefit pension plan based on changes in pension assets as a result of asset performance in the current market and economic environment.

JACK IN THE BOX INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

9.	SHARE-BASED COMPENSATION
We offer share-based compensation plans to attract, retain and motivate key officers, employees and non-employee directors to work toward the financial success of the Company. In 2016, we granted the following shares related to our share-based compensation awards:

Stock options	99,923
Performance share awards	32,970
Nonvested stock units	130,952
The components of share-based compensation expense recognized in each period are as follows (in thousands):

	Sixteen Weeks Ended
	January 17, 2016	January 18, 2015
Stock options	$975	$999
Performance share awards	1,271	1,081
Nonvested stock awards	27	61
Nonvested stock units	1,815	1,744
Total share-based compensation expense	$4,088	$3,885

10.	STOCKHOLDERS’ EQUITY
Repurchases of common stock — During 2016, we repurchased 1.3 million shares at an aggregate cost of $100.0 million. As of January 17, 2016, there was $100.0 million remaining under a stock-buyback program which expires in November 2017.
Dividends — In 2016, the Board of Directors declared a cash dividend of $0.30 per share which was paid on December 22, 2015 to shareholders of record as of the close of business on December 9, 2015, and totaled $10.6 million. Future dividends are subject to approval by our Board of Directors.

11.	AVERAGE SHARES OUTSTANDING
Our basic earnings per share calculation is computed based on the weighted-average number of common shares outstanding. Our diluted earnings per share calculation is computed based on the weighted-average number of common shares outstanding adjusted by the number of additional shares that would have been outstanding had the potentially dilutive common shares been issued. Potentially dilutive common shares include stock options, nonvested stock awards and units and non-management director stock equivalents. Performance share awards are included in the average diluted shares outstanding each period if the performance criteria have been met at the end of the respective periods.

The following table reconciles basic weighted-average shares outstanding to diluted weighted-average shares outstanding (in thousands):

	Sixteen Weeks Ended
	January 17, 2016	January 18, 2015
Weighted-average shares outstanding – basic	35,458	38,640
Effect of potentially dilutive securities:
Stock options	176	397
Nonvested stock awards and units	187	198
Performance share awards	125	149
Weighted-average shares outstanding – diluted	35,946	39,384
Excluded from diluted weighted-average shares outstanding:
Antidilutive	149	60
Performance conditions not satisfied at the end of the period	—	20

JACK IN THE BOX INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

12.	CONTINGENCIES AND LEGAL MATTERS
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
Other legal matters — In addition to the matter described above, we are subject to normal and routine litigation brought by former, current or prospective employees, customers, franchisees, vendors, landlords, shareholders or others. We intend to defend ourselves in any such matters. Some of these matters may be covered, at least in part, by insurance. Our insurance liability (undiscounted) and reserves are established in part by using independent actuarial estimates of expected losses for reported claims and for estimating claims incurred but not reported. Our estimated liability for general liability and workers’ compensation claims exceeded our self-insurance retention limits by $25.8 million as of September 27, 2015, and was reduced by $21.7 million in 2016 due to a judgment paid by our insurance providers. We expect to be fully covered for the remaining amounts that exceed our self-insurance retention limits by our insurance providers. Although we currently believe that the ultimate determination of liability in connection with legal claims pending against us, if any, in excess of amounts already provided for such matters in the condensed consolidated financial statements, will not have a material adverse effect on our business, our annual results of operations, liquidity or financial position, it is possible that our results of operations, liquidity, or financial position could be materially affected in a particular future reporting period by the unfavorable resolution of one or more matters or contingencies during such period.

13.	SEGMENT REPORTING
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

JACK IN THE BOX INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

We measure and evaluate our segments based on segment revenues and earnings from operations. The reportable segments do not include an allocation of the costs related to shared service functions, such as accounting/finance, human resources, audit services, legal, tax and treasury; nor do they include unallocated costs such as pension expense and share-based compensation. These costs are reflected in the caption “Shared services and unallocated costs,” and therefore, the measure of segment profit or loss is before such items. The following table provides information related to our operating segments in each period (in thousands):

	Sixteen Weeks Ended
	January 17, 2016	January 18, 2015
Revenues by segment:
Jack in the Box restaurant operations	$347,583	$351,951
Qdoba restaurant operations	123,240	116,670
Consolidated revenues	$470,823	$468,621
Earnings from operations by segment:
Jack in the Box restaurant operations	$85,690	$80,857
Qdoba restaurant operations	8,737	14,676
Shared services and unallocated costs	(32,731)	(33,147)
Gains on the sale of company-operated restaurants	818	850
Consolidated earnings from operations	62,514	63,236
Interest expense, net	8,175	5,213
Consolidated earnings from continuing operations and before income taxes	$54,339	$58,023
Total depreciation expense by segment:
Jack in the Box restaurant operations	$20,473	$19,615
Qdoba restaurant operations	5,588	5,280
Shared services and unallocated costs	2,225	2,260
Consolidated depreciation expense	$28,286	$27,155
We do not evaluate, manage or measure performance of segments using asset, interest income and expense, or income tax information; accordingly, this information by segment is not prepared or disclosed.
The following table provides detail of the change in the balance of goodwill for each of our reportable segments (in thousands):

	Jack in the Box	Qdoba	Total
Balance at September 27, 2015	$48,430	$100,597	$149,027
Disposals	(15)	—	(15)
Balance at January 17, 2016	$48,415	$100,597	$149,012
Refer to Note 3, Summary of Refranchisings, Franchisee Development and Acquisitions, for information regarding the transactions resulting in the changes in goodwill.

JACK IN THE BOX INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

14.	SUPPLEMENTAL CONSOLIDATED CASH FLOW INFORMATION (in thousands)

	Sixteen Weeks Ended
	January 17, 2016	January 18, 2015
Cash paid during the year for:
Interest, net of amounts capitalized	$8,378	$5,115
Income tax payments	$16,012	$152
Non-cash transactions:
Equipment capital lease obligations incurred	$271	$—
Decrease in accrued treasury stock repurchases	$—	$3,112
Increase in dividends accrued or converted to common stock equivalents	$53	$35
Decrease in obligations for purchases of property and equipment	$6,025	$7,829

JACK IN THE BOX INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

15.	SUPPLEMENTAL CONSOLIDATED BALANCE SHEET INFORMATION (in thousands)

	January 17, 2016	September 27, 2015
Accounts and other receivables, net:
Trade	$35,386	$36,990
Notes receivable	3,610	1,726
Other	14,726	10,814
Allowance for doubtful accounts	(2,049)	(1,555)
	$51,673	$47,975
Prepaid expenses:
Prepaid income taxes	$6,653	$7,645
Prepaid rent	5,552	318
Other	8,160	8,277
	$20,365	$16,240
Other assets, net:
Deferred tax assets	$120,749	$118,184
Company-owned life insurance policies	97,047	99,513
Deferred rent receivable	46,194	45,330
Other	18,063	40,941
	$282,053	$303,968
Accrued liabilities:
Payroll and related taxes	$41,403	$56,223
Insurance	35,326	35,370
Advertising	14,600	20,692
Sales and property taxes	8,275	11,574
Deferred franchise fees	1,187	1,198
Gift card liability	5,835	4,608
Other	37,228	40,910
	$143,854	$170,575
Other long-term liabilities:
Pension plans	$181,342	$180,476
Straight-line rent accrual	46,863	46,807
Other	131,060	142,775
	$359,265	$370,058

16.	SUBSEQUENT EVENTS

On February 12, 2016, the Board of Directors declared a cash dividend of $0.30 per share, to be paid on March 14, 2016 to shareholders of record as of the close of business on March 1, 2016.

On February 12, 2016, the Board of Directors approved an additional $100.0 million stock buy-back program that expires in November 2017.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
GENERAL
All comparisons between 2016 and 2015 refer to the 16-weeks (“quarter”) ended January 17, 2016 and January 18, 2015, respectively, unless otherwise indicated.
For an understanding of the significant factors that influenced our performance during the quarterly periods ended January 17, 2016 and January 18, 2015, our Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) should be read in conjunction with the Consolidated Financial Statements and related Notes included in this Quarterly Report and our Annual Report on Form 10-K for the fiscal year ended September 27, 2015.
Our MD&A consists of the following sections:

•	Overview — a general description of our business and 2016 highlights.

•	Financial reporting — a discussion of changes in presentation, if any.

•	Results of operations — an analysis of our condensed consolidated statements of earnings for the periods presented in our condensed consolidated financial statements.

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

•	Franchise margin is defined as total franchise revenues less franchise costs and is also presented as a percentage of franchise revenues.
Restaurant margin and franchise margin are not measurements determined in accordance with generally accepted accounting principles (“GAAP”) and should not be considered in isolation, or as an alternative, to income from operations, or other similarly titled measures of other companies.
OVERVIEW
As of January 17, 2016, we operated and franchised 2,253 Jack in the Box quick-service restaurants, primarily in the western and southern United States, including one in Guam, and 674 Qdoba fast-casual restaurants operating primarily throughout the United States as well as the District of Columbia and Canada.
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

The following summarizes the most significant events occurring in 2016, and certain trends compared to a year ago:

•
Same-Store Sales Growth — Same-store sales grew 0.5% at company-operated Jack in the Box restaurants primarily driven by price increases. Qdoba’s same-store sales increase of 1.5% at company-operated restaurants was driven primarily by an increase in transactions and double-digit catering growth.

•
Commodity Costs — Commodity costs decreased approximately 1.7% at our Jack in the Box restaurants, and decreased approximately 5.4% at our Qdoba restaurants in 2016 compared with a year ago. We expect our overall commodity costs in fiscal 2016 to decrease approximately 2% and 4% at our Jack in the Box and Qdoba restaurants, respectively. Beef represents the largest portion, or approximately 20%, of the Company’s overall commodity spend. We typically do not enter into fixed price contracts for our beef needs. For the full year, we currently expect beef costs to decrease approximately 15-20%.

•
Restaurant Margin Expansion — Our consolidated company-operated restaurant margin increased 20 basis points in 2016 to 19.5%. Jack in the Box’s company-operated restaurant margin improved 150 basis points to 20.9% due primarily to lower costs for food and packaging and benefits of refranchising. Company-operated restaurant margins at our Qdoba restaurants decreased 270 basis points to 16.6% primarily reflecting higher staffing levels and an increase in new restaurant activity.

•
Jack in the Box Franchising Program — Year-to-date, franchisees opened a total of five restaurants. In fiscal 2016, we expect franchisees to open approximately 16 Jack in the Box restaurants. Our Jack in the Box system was 82% franchised at the end of the first quarter. We plan to increase franchise ownership of the Jack in the Box system to at least 90% within the next two years.

•
Qdoba New Unit Growth — Year-to-date, we opened nine company-operated restaurants and franchisees opened six restaurants. In fiscal 2016, we plan to open 50 to 60 Qdoba restaurants, of which approximately half are expected to be company-operated restaurants.

•
Return of Cash to Shareholders — During 2016, we returned cash to shareholders in the form of share repurchases and cash dividends. We repurchased 1.3 million shares of our common stock at an average price of $78.48 per share, totaling $100.0 million, including the costs of brokerage fees. We also declared dividends of $0.30 per share totaling $10.6 million.

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
In 2016, we adopted an updated accounting standard which simplifies the presentation of deferred income taxes and requires deferred tax liabilities and assets to be classified as non-current in a classified statement of financial position. Upon adoption in 2016, we retrospectively applied the new standard which resulted in a $40.0 million reclassification of current deferred income taxes to other assets, net on our September 27, 2015 condensed consolidated balance sheet. Refer to Note 1, Basis of Presentation, in the notes to our condensed consolidated financial statements for more information.

RESULTS OF OPERATIONS
The following table presents certain income and expense items included in our condensed consolidated statements of earnings as a percentage of total revenues, unless otherwise indicated. Percentages may not add due to rounding.
CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS DATA

	Sixteen Weeks Ended
	January 17, 2016	January 18, 2015
Revenues:
Company restaurant sales	75.0%	75.1%
Franchise rental revenues	14.8%	14.8%
Franchise royalties and other	10.2%	10.1%
Total revenues	100.0%	100.0%
Operating costs and expenses, net:
Company restaurant costs:
Food and packaging (1)	30.8%	32.1%
Payroll and employee benefits (1)	27.7%	27.2%
Occupancy and other (1)	22.0%	21.3%
Total company restaurant costs (1)	80.5%	80.7%
Franchise occupancy expenses (2)	74.9%	75.5%
Franchise support and other costs (3)	10.2%	10.0%
Selling, general and administrative expenses	14.0%	13.5%
Impairment and other charges, net	0.4%	0.5%
Gains on the sale of company-operated restaurants	(0.2)%	(0.2)%
Earnings from operations	13.3%	13.5%
Income tax rate (4)	37.6%	36.1%
____________________________

(1)	As a percentage of company restaurant sales.

(2)	As a percentage of franchise rental revenues.

(3)	As a percentage of franchise royalties and other.

(4)	As a percentage of earnings from continuing operations and before income taxes.

CHANGES IN SAME-STORE SALES

	Sixteen Weeks Ended
	January 17, 2016	January 18, 2015
Jack in the Box:
Company	0.5%	3.9%
Franchise	1.8%	4.6%
System	1.4%	4.4%
Qdoba:
Company	1.5%	12.9%
Franchise	2.1%	15.1%
System	1.8%	14.0%

The following table summarizes the changes in the number and mix of Jack in the Box (“JIB”) and Qdoba company and franchise restaurants:

	January 17, 2016			January 18, 2015
	Company	Franchise	Total	Company	Franchise	Total
Jack in the Box:
Beginning of year	413	1,836	2,249	431	1,819	2,250
New	—	5	5	1	6	7
Refranchised	(1)	1	—	(1)	1	—
Acquired from franchisees	1	(1)	—	—	—	—
Closed	—	(1)	(1)	—	(4)	(4)
End of period	413	1,840	2,253	431	1,822	2,253
% of JIB system	18%	82%	100%	19%	81%	100%
% of consolidated system	56%	84%	77%	58%	85%	78%
Qdoba:
Beginning of year	322	339	661	310	328	638
New	9	6	15	3	6	9
Closed	(1)	(1)	(2)	(2)	(4)	(6)
End of period	330	344	674	311	330	641
% of Qdoba system	49%	51%	100%	49%	51%	100%
% of consolidated system	44%	16%	23%	42%	15%	22%
Consolidated:
Total system	743	2,184	2,927	742	2,152	2,894
% of consolidated system	25%	75%	100%	26%	74%	100%

Jack in the Box Brand
Company Restaurant Operations
The following table presents Jack in the Box company restaurant sales, costs and margin, and restaurant costs and margin as a percentage of the related sales. Percentages may not add due to rounding (dollars in thousands):

	Sixteen Weeks Ended
	January 17, 2016		January 18, 2015
Company restaurant sales	$236,279		$241,343
Company restaurant costs:
Food and packaging	73,133	31.0%	79,193	32.8%
Payroll and employee benefits	65,689	27.8%	66,743	27.7%
Occupancy and other	48,171	20.4%	48,631	20.2%
Total company restaurant costs	186,993	79.1%	194,567	80.6%
Restaurant margin	$49,286	20.9%	$46,776	19.4%

Jack in the Box company restaurant sales decreased $5.1 million in 2016 due to a reduction in the average number of company-operated restaurants resulting from the execution of our refranchising strategy which includes the sale of restaurants to franchisees. Higher AUV growth in 2016 versus a year ago partially offset the sales decrease attributable to refranchising. The following table presents the approximate impact of these increases (decreases) on company restaurant sales (in thousands):

Jack in the Box AUV increase	$5,700
Decrease in the average number of Jack in the Box company restaurants	(10,800)
Total decrease in company restaurant sales	$(5,100)

Same-store sales at Jack in the Box company-operated restaurants increased 0.5% in 2016 as compared to the prior year, primarily driven by price increases and to a lesser extent favorable product mix, which were nearly offset by a decline in transactions. The following table summarizes the change in company-operated same-store sales:

	Sixteen Weeks Ended
	January 17, 2016	January 18, 2015
Average check (1)	3.4%	3.1%
Transactions	(2.9)%	0.8%
Change in same-store sales	0.5%	3.9%
____________________________

(1)	Amounts in 2016 and 2015 include price increases of approximately 2.8% and 2.1%, respectively.
Food and packaging costs as a percentage of company restaurant sales decreased to 31.0% in 2016, compared with 32.8% a year ago due to favorable product mix changes, lower commodity costs, and menu price increases. Commodity costs decreased 1.7% due to lower costs for beef and cheese which were partially offset by higher costs for eggs, produce, poultry and pork. Beef, our most significant commodity, decreased nearly 22% versus last year while eggs increased most significantly by approximately 56% in 2016. For fiscal 2016, we currently expect commodity costs to decrease approximately 2% at our Jack in the Box restaurants compared with fiscal 2015.
Payroll and employee benefit costs as a percentage of company restaurant sales increased slightly to 27.8% in 2016 compared with 27.7% in 2015. In 2016, higher wages from minimum wage increases and higher costs for workers’ compensation insurance were partially offset by lower levels of incentive compensation and the benefits of refranchising.
As a percentage of company restaurant sales, occupancy and other costs increased to 20.4% in 2016 from 20.2% a year ago due to higher costs for equipment upgrades, partially offset by lower costs for utilities and the benefits of refranchising.

Franchise Operations
The following table presents Jack in the Box franchise revenues, costs and margin in each period and other information we believe is useful in analyzing the change in franchise operating results (dollars in thousands):

	Sixteen Weeks Ended
	January 17, 2016	January 18, 2015
Franchise rental revenues	$69,700	$69,382

Royalties	40,870	40,252
Franchise fees and other	734	974
Franchise royalties and other	41,604	41,226
Total franchise revenues	111,304	110,608

Rental expense	42,144	42,140
Depreciation and amortization	10,047	10,221
Franchise occupancy expenses	52,191	52,361
Franchise support and other costs	3,338	3,627
Total franchise costs	55,529	55,988
Franchise margin	$55,775	$54,620
Franchise margin as a % of franchise revenues	50.1%	49.4%

Average number of franchise restaurants	1,838	1,822
% increase	0.9%
Franchise restaurant AUVs	$438	$429
Increase in franchise-operated same-store sales	1.8%	4.6%
Royalties as a percentage of franchise restaurant sales	5.1%	5.2%

Total franchise revenues, which includes franchise rental revenues and franchise royalties and other, increased $0.7 million or 0.6% in 2016 as compared to a year ago, primarily reflecting higher AUVs resulting in an increase in revenues from royalties and percentage rent.
Franchise occupancy expenses, principally rents and depreciation on properties subleased or leased to franchisees, decreased $0.2 million in 2016 due to a decrease in depreciation expense as our building assets become fully depreciated.
Franchise support and other costs decreased $0.3 million in 2016 versus a year ago primarily due to a decrease in bad debt expense.
Qdoba Brand
Company Restaurant Operations
The following table presents Qdoba company restaurant sales, costs and margin, and restaurant costs and margin as a percentage of the related sales. Percentages may not add due to rounding (dollars in thousands):

	Sixteen Weeks Ended
	January 17, 2016		January 18, 2015
Company restaurant sales	$116,942		$110,553
Company restaurant costs:
Food and packaging	35,778	30.6%	33,916	30.7%
Payroll and employee benefits	32,218	27.6%	28,936	26.2%
Occupancy and other	29,528	25.3%	26,400	23.9%
Total company restaurant costs	97,524	83.4%	89,252	80.7%
Restaurant margin	$19,418	16.6%	$21,301	19.3%
Company restaurant sales increased $6.4 million in 2016 as compared with the prior year due primarily to an increase in the number of Qdoba company-operated restaurants, and to a lesser extent, growth in AUVs. The following table presents the approximate impact of these increases on company restaurant sales (in thousands):

Increase in the average number of Qdoba company restaurants	$5,100
Qdoba AUV increase	1,300
Total increase in company restaurant sales	$6,400
Same-store sales at Qdoba company-operated restaurants increased 1.5% in 2016 primarily driven by transaction growth and catering. The following table summarizes the change in company-operated same-store sales:

	Sixteen Weeks Ended
	January 17, 2016	January 18, 2015
Transactions	1.3%	1.9%
Average check (1)	(0.8)%	9.8%
Catering	1.0%	1.2%
Change in same-store sales	1.5%	12.9%
____________________________

(1)	Amounts in 2016 and 2015 include price increases of approximately 0.7% and 0.6%, respectively, year-to-date.
Food and packaging costs as a percentage of company restaurant sales decreased slightly to 30.6% in 2016 from 30.7% a year ago due to lower commodity costs which were partially offset by a higher frequency of guests choosing to add on extras like guacamole and queso at no additional charge. Commodity costs decreased 5.4% primarily due to lower beef and cheese costs, partially offset by higher costs for produce. In 2016, beef costs decreased by approximately 14%. For fiscal 2016, we currently expect commodity costs to decrease approximately 4% at our Qdoba restaurants compared with fiscal 2015.
Payroll and employee benefit costs as a percentage of company restaurant sales increased to 27.6% in 2016 from 26.2% in 2015 driven by increases in labor staffing and an increase in new restaurant openings, partially offset by lower levels of incentive compensation.

As a percentage of company restaurant sales, occupancy and other costs increased to 25.3% in 2016 from 23.9% a year ago primarily due to higher costs for uniforms and depreciation expense related to technology and kitchen equipment upgrades, as well as an increase in new restaurant openings.
Franchise Operations
The following table presents our Qdoba franchise revenues, costs and margin in each period and other information we believe is useful in analyzing the change in franchise operating results (dollars in thousands):

	Sixteen Weeks Ended
	January 17, 2016	January 18, 2015
Franchise rental revenues	$38	$64

Royalties	5,792	5,577
Franchise fees and other	468	476
Franchise royalties and other	6,260	6,053
Total franchise revenues	6,298	6,117

Rental expense (1)	28	57
Franchise support and other costs	1,524	1,096
Total franchise costs	1,552	1,153
Franchise margin	$4,746	$4,964
Franchise margin as a % of franchise revenues	75.4%	81.2%

Average number of franchise restaurants	342	331
% increase	3.3%
Franchise restaurant AUVs	$344	$336
Increase in franchise-operated same-store sales	2.1%	15.1%
Royalties as a percentage of estimated franchise restaurant sales	4.9%	5.0%
________________________________________
(1) Included in franchise occupancy expenses in the accompanying condensed consolidated statements of earnings.
Franchise royalties and other increased $0.2 million or 3.4%, in 2016, primarily reflecting an increase in the average number of franchise restaurants, and to a lesser extent, higher AUVs resulting in an increase in revenue from royalties.
Franchise support and other costs, increased $0.4 million in 2016 versus a year ago, primarily related to bad debt expense of $0.2 million recorded in 2016.

Selling, General and Administrative (“SG&A”) Expenses
The following table presents the change in SG&A expenses compared with the prior year (in thousands):

Increase / (Decrease)
Advertising	$1,945
Pre-opening costs	1,129
Qdoba brand conference	833
Cash surrender value of COLI policies, net	813
Consulting	512
Incentive compensation (including share-based compensation and related payroll taxes)	(1,202)
Pension and postretirement benefits	(1,620)
Other	367
$2,777
Advertising costs associated with our Qdoba brand were $2.1 million higher in 2016 versus a year ago due primarily to the timing of spending. Advertising costs at our Jack in the Box brand are primarily contributions to our marketing fund and determined as a percentage of gross restaurant sales. Jack in the Box advertising costs decreased $0.2 million compared to a year ago due to our refranchising strategy which resulted in a decrease in the number of company-operated restaurants.
Pre-opening costs increased in 2016 as compared to a year ago due to an increase in both the number of Qdoba restaurants opened, and under construction in the period.
In 2016, as part of its brand evolution, Qdoba held a conference to communicate the vision and direction of the brand strategy to key stakeholders, which resulted in an increase in 2016 SG&A expenses.
The cash surrender value of our COLI policies, net of changes in our non-qualified deferred compensation obligations supported by these policies, are subject to market fluctuations. The changes in market values had a negative impact of $1.0 million in 2016, compared with $0.2 million a year ago.
Incentive compensation decreased $1.2 million compared with a year ago due primarily to a decrease in costs related to our annual incentive compensation plans and a reduction in payroll taxes associated with our stock compensation awards.
Pension and postretirement benefit costs decreased $1.6 million primarily due to the sunsetting of our qualified pension plan on December 31, 2015 resulting in a decrease in the service cost component of our expense and a change in the amortization period for actuarial gains and losses from the average remaining service period to the average future lifetime of all participants. To a lesser extent, an increase in our discount rate also contributed to the decrease.

Impairment and Other Charges, Net
Impairment and other charges, net is comprised of the following (in thousands):

	Sixteen Weeks Ended
	January 17, 2016	January 18, 2015
Losses on the disposition of property and equipment, net	$651	$621
Costs of closed restaurants (primarily lease obligations) and other	560	786
Accelerated depreciation	446	752
Restaurant impairment charges	—	14
Restructuring costs	—	7
	$1,657	$2,180
Impairment and other charges, net decreased $0.5 million in 2016 versus a year ago primarily related to decreases in accelerated depreciation and costs of closed restaurants and other. Accelerated depreciation related to Jack in the Box restaurant closures and technology upgrades decreased versus a year ago and was partially offset by an increase associated with exterior lighting upgrades at our Jack in the Box restaurants. Costs of closed restaurants and other decreased primarily due to decreases in charges for future lease commitments, partially offset by income of $0.6 million recognized in 2015 related to an eminent domain matter. Refer to Note 6, Impairment and Other Charges, Net of the notes to the condensed consolidated financial statements for additional information regarding these costs.

Gains on the Sale of Company-Operated Restaurants
Gains on the sale of company-operated restaurants were $0.8 million and $0.9 million in 2016 and 2015, respectively. We sold one Jack in the Box restaurant in each year. Gains are impacted by the number of restaurants sold and changes in average gains or losses recognized, which relate to the specific sales and cash flows of those restaurants. In 2016 and 2015, gains on the sale of company-operated restaurants include additional gains of $1.0 million and $0.1 million, respectively, recognized upon the extension of the underlying franchise and lease agreements related to Jack in the Box restaurants sold in previous years. Refer to Note 3, Summary of Refranchisings, Franchisee Development and Acquisitions, of the notes to the condensed consolidated financial statements for additional information regarding these gains.
Interest Expense, Net
Interest expense, net is comprised of the following (in thousands):

	Sixteen Weeks Ended
	January 17, 2016	January 18, 2015
Interest expense	$8,231	$5,404
Interest income	(56)	(191)
Interest expense, net	$8,175	$5,213
Interest expense, net increased $3.0 million during 2016 compared with a year ago due primarily to higher average borrowings.
Income Taxes
The tax rate in 2016 was 37.6%, compared with 36.1% a year ago. The major components of the year-over-year change in tax rates were a decrease in operating earnings before income taxes, an increase in the Company’s state tax rate, and a decrease in the market performance of insurance products used to fund certain non-qualified retirement plans which are excluded from taxable income. The Company recognized a benefit from the retroactive reenactment of the Work Opportunity Tax Credit for calendar year 2015 during the first quarter of 2016. Similarly, a retroactive reenactment occurred for calendar year 2014 during the first quarter of 2015. We expect the fiscal year tax rate to be approximately 38%. The final annual tax rate cannot be determined until the end of the fiscal year; therefore, the actual 2016 rate could differ from our current estimates.
Losses from Discontinued Operations, Net
As described in Note 2, Discontinued Operations, in the notes to the condensed consolidated financial statements, the results of operations from our distribution business and the 2013 Qdoba Closures have been reported as discontinued operations for all periods presented.
Losses from discontinued operations, net of tax are as follows for each discontinued operation (in thousands):

	Sixteen Weeks Ended
	January 17, 2016	January 18, 2015
Distribution business	$21	$(36)
2013 Qdoba Closures	(697)	(1,227)
	$(676)	$(1,263)
In 2016 and 2015, losses from discontinued operations incurred in connection with the 2013 Qdoba Closures primarily relate to unfavorable lease commitment adjustments.
Losses from discontinued operations reduced diluted earnings per share by the following in each period (earnings per share may not add due to rounding):

	Sixteen Weeks Ended
	January 17, 2016	January 18, 2015
Distribution business	$—	$—
2013 Qdoba Closures	(0.02)	(0.03)
	$(0.02)	$(0.03)

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
Cash Flows
The table below summarizes our cash flows from operating, investing and financing activities (in thousands):

	Sixteen Weeks Ended
	January 17, 2016	January 18, 2015
Total cash provided by (used in):
Operating activities	$44,909	$47,347
Investing activities	(27,256)	(13,639)
Financing activities	(28,264)	(35,481)
Effect of exchange rate changes	(32)	3
Net decrease in cash and cash equivalents	$(10,643)	$(1,770)
Operating Activities. Operating cash flows decreased $2.4 million compared with a year ago primarily due to a $16.0 million income tax payment in 2016, an increase in 2016 receivables due to the timing of property tax and other miscellaneous billings to franchisees, and a decrease in net earnings in 2016, partially offset by a reduction in tax benefits associated with stock-based compensation and an increase in accounts payable related to timing of disbursements.
Investing Activities. Cash used in investing activities increased $13.6 million compared with a year ago due primarily to an increase in capital expenditures and a decrease in collections on notes receivable, partially offset by an increase in proceeds from assets held for sale and leaseback.

Capital Expenditures — The composition of capital expenditures in each period follows (in thousands):

	Sixteen Weeks Ended
	January 17, 2016	January 18, 2015
Jack in the Box:
Restaurant facility expenditures	$10,113	$6,135
New restaurants	3,059	2,771
Other, including information technology	706	1,959
	13,878	10,865
Qdoba:
New restaurants	14,394	4,173
Restaurant facility expenditures	1,127	1,772
Other, including information technology	757	—
	16,278	5,945
Shared Services:
Information technology	1,239	1,765
Other, including facility improvements	148	1,310
	1,387	3,075

Consolidated capital expenditures	$31,543	$19,885
Our capital expenditure program includes, among other things, investments in new locations and equipment, restaurant remodeling, and information technology enhancements. Capital expenditures increased $11.7 million compared to a year ago as a result of an increase in spending related building new Qdoba restaurants, exterior enhancements at our Jack in the Box restaurants, and information technology infrastructure at Qdoba. We expect fiscal 2016 capital expenditures to be approximately $100 -$120 million. In 2016, we plan to open 50 to 60 Qdoba restaurants, of which approximately half are expected to be company-operated locations. Additionally, we plan to open approximately 20 Jack in the Box franchise and company-operated restaurants in fiscal 2016, of which four are expected to be company-operated locations.
Sale of Company-Operated Restaurants — We have continued to expand franchise ownership in the Jack in the Box system primarily through the sale of company-operated restaurants to franchisees. Proceeds received in 2016 of $1.0 million are primarily related to the extension of the underlying franchise and lease agreements related to Jack in the Box restaurants sold in previous years. In 2015, proceeds of $1.2 million are primarily related to the sale of a company-operated restaurant. For additional information, refer to Note 3, Summary of Refranchisings, Franchisee Development and Acquisitions, of the notes to the condensed consolidated financial statements.
Assets Held for Sale and Leaseback — We use sale and leaseback financing to lower the initial cash investment in our restaurants to the cost of the equipment, whenever possible. In 2016, we exercised our right of first refusal related to two leased properties which we intend to sell and leaseback within the next 12 months. We did not have any sale and leaseback transactions in 2015. The following table summarizes the cash flow activity related to our 2016 sale and leaseback transactions (dollars in thousands):

Number of restaurants sold and leased back	3

Proceeds from sale and leaseback transactions	$5,803
Purchases of assets intended for sale and leaseback	$(3,274)
As of January 17, 2016, we had investments of $19.1 million relating to eight restaurant properties that we expect to sell and leaseback during the next 12 months.
Financing Activities. Cash flows used in financing activities decreased $7.2 million compared with a year ago primarily due to an increase in our borrowings on our credit facility and a decrease in cash used to repurchase shares of our common stock, partially offset by a decrease in excess tax benefits from share based compensation arrangements and a decrease in proceeds from issuance of our common stock.

Credit Facility — Our credit facility consists of (i) a $900.0 million revolving credit agreement and (ii) a $300.0 million term loan. Both the revolving credit agreement and the term loan have maturity dates of March 19, 2019. As part of the credit agreement, we may also request the issuance of up to $75.0 million in letters of credit, the outstanding amount of which reduces our net borrowing capacity under the agreement. At January 17, 2016, we had $292.2 million outstanding under the term loan, borrowings under the revolving credit agreement of $474.0 million and letters of credit outstanding of $25.2 million.
The interest rate on the credit facility is based on our leverage ratio and can range from London Interbank Offered Rate (“LIBOR”) plus 1.25% to 2.00% with no floor. The current interest rate is LIBOR plus 1.75%.
We are subject to a number of customary covenants under our credit facility, including limitations on additional borrowings, acquisitions, loans to franchisees, lease commitments, stock repurchases, dividend payments and requirements to maintain certain financial ratios. We were in compliance with all covenants as of January 17, 2016.
Interest Rate Swaps — To reduce our exposure to rising interest rates under our credit facility, we consider interest rate swaps. In April 2014, we entered into nine forward-starting interest rate swap agreements that effectively convert $300.0 million of our variable rate borrowings to a fixed rate basis from October 2014 through October 2018. In June 2015, we entered into eleven forward-starting interest rate swap agreements that effectively convert an additional $200.0 million of our variable rate borrowings and future expected variable rate borrowings to a fixed rate from October 2015 through October 2018, and $500.0 million from October 2018 through October 2022. For additional information, refer to Note 5, Derivative Instruments, of the notes to the condensed consolidated financial statements and Item 3, Quantitative and Qualitative Disclosures About Market Risk, of this Report.
Repurchases of Common Stock — During 2016, we repurchased 1.3 million shares at an aggregate cost of $100.0 million, compared with 1.3 million shares at an aggregate cost of $101.6 million in 2015. As of January 17, 2016, there was $100.0 million remaining under a stock-buyback program which expires in November 2017.
Dividends — In 2016, a quarterly cash dividend of $0.30 per share was declared totaling $10.6 million. Future dividends are subject to approval by our Board of Directors.
Off-Balance Sheet Arrangements
We are not a party to any off-balance sheet arrangements that have, or are reasonably likely to have, a current or future material effect on our financial condition, changes in financial condition, results of operations, liquidity, capital expenditures or capital resources.
DISCUSSION OF CRITICAL ACCOUNTING ESTIMATES
Critical accounting estimates are those the Company believes are most important for the portrayal of the Company’s financial condition and results and that require management’s most subjective and complex judgments. Judgments and uncertainties regarding the application of these policies may result in materially different amounts being reported under various conditions or using different assumptions. There have been no material changes to the critical accounting estimates previously disclosed in the Company’s Annual Report on Form 10-K for the fiscal year ended September 27, 2015.
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

•
The success of our business strategy depends on the value and relevance of our brands. Multi-unit food service businesses such as ours can be materially and adversely affected by widespread negative publicity of any type, particularly regarding food quality, food safety or public health issues. Negative publicity regarding our brands or the restaurant industry in general could cause a decline in system restaurant sales and could have a material adverse effect on our financial condition and results of operations.

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

These and other factors are identified and described in more detail in our filings with the Securities and Exchange Commission, including, but not limited to: the “Discussion of Critical Accounting Estimates” and other sections in this Form 10-Q and the “Risk Factors” section of our most recent Annual Report on Form 10-K for the fiscal year ended September 27, 2015 (“Form 10-K”). These documents may be read free of charge on the SEC’s website at www.sec.gov. Potential investors are urged to consider these factors, more fully described in our Form 10-K, carefully in evaluating any forward-looking statements, and are cautioned not to place undue reliance on the forward-looking statements. All forward-looking statements are made only as of the date issued, and we do not undertake any obligation to update any forward-looking statements.

ITEM 3.        QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Our primary exposure to risks relating to our financial instruments is changes in interest rates. Our credit facility is comprised of a revolving credit facility and a term loan, bearing interest at an annual rate equal to the prime rate of LIBOR plus an applicable margin based on a financial leverage ratio. As of January 17, 2016, the applicable margin for the LIBOR-based revolving loans and term loan was set at 1.75%.
We use interest rate swap agreements to reduce exposure to interest rate fluctuations. In April 2014, we entered into nine forward-starting interest rate swap agreements that effectively convert $300.0 million of our variable rate borrowings to a fixed rate basis from October 2014 through October 2018. In June 2015, we entered into eleven forward-starting interest rate swap agreements that effectively convert an additional $200.0 million of our variable rate borrowings to a fixed rate from October 2015 through October 2018, and $500.0 million from October 2018 through October 2022. Based on the applicable margin in effect as of January 17, 2016, these twenty interest rate swaps would yield average fixed rates of 2.93%, 3.65%, 4.16%, 4.37%, 4.64%, 4.82%, 4.92% in years two through eight, respectively. For additional information related to our interest rate swaps, refer to Note 5, Derivative Instruments, of the notes to the condensed consolidated financial statements.
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
ITEM 4.        CONTROLS AND PROCEDURES
Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures
Based on an evaluation of the Company’s disclosure controls and procedures (as defined in Rules 13a - 15 and 15d - 15 of the Securities Exchange Act of 1934, as amended), as of the end of the Company’s quarter ended January 17, 2016, the Company’s Chief Executive Officer and Chief Financial Officer (its principal executive officer and principal financial officer, respectively) have concluded that the Company’s disclosure controls and procedures were effective.

Changes in Internal Control over Financial Reporting
There have been no changes in the Company’s internal control over financial reporting that occurred during the Company’s fiscal quarter ended January 17, 2016 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.
PART II. OTHER INFORMATION
There is no information required to be reported for any items under Part II, except as follows:

ITEM 1.        LEGAL PROCEEDINGS
See Note 12, Contingencies and Legal Matters, of the notes to the unaudited condensed consolidated financial statements for a discussion of our contingencies and legal matters.

ITEM 1A.    RISK FACTORS
When evaluating our business and our prospects, you should consider the risks and uncertainties described under Item 1A of Part I of our Annual Report on Form 10-K for the fiscal year ended September 27, 2015, which we filed with the SEC on November 19, 2015. You should also consider the risks and uncertainties discussed under the heading “Cautionary Statements Regarding Forward-Looking Statements” in Item 2 of this Quarterly Report on Form 10-Q. You should also refer to the other information set forth in this Quarterly Report and in our Annual Report on Form 10-K for the fiscal year ended September 27, 2015, including our financial statements and the related notes. There have been no material changes from the risk factors as previously disclosed in our Annual Report on Form 10-K for the fiscal year ended September 27, 2015. These risks and uncertainties are not the only ones we face. Additional risks and uncertainties not presently known to us or that we currently consider immaterial may also impair our business operations. If any of the risks or uncertainties actually occurs, our business and financial results could be harmed. In that case, the market price of our common stock could decline.

ITEM 2.        UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Our credit agreement provides for the potential payment of cash dividends and stock repurchases, subject to certain limitations based on our leverage ratio as defined in our credit agreement.
Stock Repurchases — During fiscal 2016, we repurchased 1.3 million shares at an aggregate cost of $100.0 million. As of January 17, 2016, there was $100.0 million remaining under a stock-buyback program which expires in November 2017.
The following table summarizes shares repurchased during the quarter ended January 17, 2016. The average price paid per share in column (b) below does not include the cost of brokerage fees.

	(a) Total number of shares purchased	(b) Average price paid per share	(c) Total number of shares purchased as part of publicly announced programs	(d) Maximum dollar value that may yet be purchased under these programs
				$200,025,468
September 28, 2015 - October 25, 2015	—	$—	—	$200,025,468
October 26, 2015 - November 22, 2015	—	$—	—	$200,025,468
November 23, 2015 - December 20, 2015	1,274,158	$78.46	99,999,916	$100,025,552
December 21, 2015 - January 17, 2016	—	$—	—	$100,025,552
Total	1,274,158	$78.46	99,999,916
ITEM 3.        DEFAULTS UPON SENIOR SECURITIES
None.
ITEM 4.        MINE SAFETY DISCLOSURES
Not applicable.
ITEM 5.              OTHER INFORMATION
None.

ITEM 6.    EXHIBITS

Number	Description	Form	Filed with SEC
3.1	Restated Certificate of Incorporation, as amended, dated September 21, 2007	10-K	11/20/2009
3.1.1	Certificate of Amendment of Restated Certificate of Incorporation, dated September 21, 2007	8-K	9/24/2007
3.2	Amended and Restated Bylaws, dated August 7, 2013	10-Q	8/8/2013
10.8.13*	Form of Time-Vested Restricted Stock Unit Awards Agreement under the 2004 Stock Incentive Plan	10-Q	Filed herewith
10.8.14*	Form of Stock Option and Performance Unit Awards Agreement under the 2004 Stock Incentive Plan	10-Q	Filed herewith
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	—	Filed herewith
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	—	Filed herewith
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	—	Filed herewith
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	—	Filed herewith
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document
* Management contract or compensatory plan.

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

JACK IN THE BOX INC.

By:	/S/ JERRY P. REBEL
Jerry P. Rebel
Executive Vice President and Chief Financial Officer (principal financial officer) (Duly Authorized Signatory)
Date: February 18, 2016