Form 10-Q
period 2016-04-10
JACK IN THE BOX INC /NEW/
filed 2016-05-12
CIK 807882

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
 ____________________________________________________
FORM 10-Q
 _______________________________________________________________________________________
QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended April 10, 2016
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
Yes  ☐    No  ☑
As of the close of business May 6, 2016, 32,540,996 shares of the registrant’s common stock were outstanding.

JACK IN THE BOX INC. AND SUBSIDIARIES

PART I. FINANCIAL INFORMATION

ITEM 1.        CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JACK IN THE BOX INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share data)
(Unaudited)

	April 10, 2016	September 27, 2015
ASSETS
Current assets:
Cash and cash equivalents	$8,799	$17,743
Accounts and other receivables, net	71,948	47,975
Inventories	7,873	7,376
Prepaid expenses	24,786	16,240
Assets held for sale	19,682	15,516
Other current assets	2,616	3,106
Total current assets	135,704	107,956
Property and equipment, at cost	1,576,974	1,563,377
Less accumulated depreciation and amortization	(862,552)	(835,114)
Property and equipment, net	714,422	728,263
Intangible assets, net	14,364	14,765
Goodwill	149,012	149,027
Other assets, net	287,962	303,968
	$1,301,464	$1,303,979
LIABILITIES AND STOCKHOLDERS’ (DEFICIT) EQUITY
Current liabilities:
Current maturities of long-term debt	$26,272	$26,677
Accounts payable	28,095	32,137
Accrued liabilities	165,091	170,575
Total current liabilities	219,458	229,389
Long-term debt, net of current maturities	909,388	688,579
Other long-term liabilities	363,235	370,058
Stockholders’ (deficit) equity:
Preferred stock $0.01 par value, 15,000,000 shares authorized, none issued	—	—
Common stock $0.01 par value, 175,000,000 shares authorized, 81,306,567 and 81,096,156 issued, respectively	813	811
Capital in excess of par value	414,816	402,986
Retained earnings	1,357,178	1,316,119
Accumulated other comprehensive loss	(141,991)	(132,530)
Treasury stock, at cost, 48,765,738 and 45,314,529 shares, respectively	(1,821,433)	(1,571,433)
Total stockholders’ (deficit) equity	(190,617)	15,953
	$1,301,464	$1,303,979
See accompanying notes to condensed consolidated financial statements.

JACK IN THE BOX INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS
(In thousands, except per share data)
(Unaudited)

	Quarter		Year-to-date
	April 10, 2016	April 12, 2015	April 10, 2016	April 12, 2015
Revenues:
Company restaurant sales	$271,792	$268,904	$625,013	$620,800
Franchise rental revenues	52,602	52,215	122,340	121,661
Franchise royalties and other	36,757	37,003	84,621	84,282
	361,151	358,122	831,974	826,743
Operating costs and expenses, net:
Company restaurant costs:
Food and packaging	82,066	84,032	190,977	197,141
Payroll and employee benefits	76,137	73,073	174,044	168,752
Occupancy and other	59,527	56,468	137,226	131,499
Total company restaurant costs	217,730	213,573	502,247	497,392
Franchise occupancy expenses	37,408	39,316	89,627	91,734
Franchise support and other costs	3,907	3,743	8,769	8,466
Selling, general and administrative expenses	46,895	52,472	112,767	115,567
Impairment and other charges, net	2,422	2,130	4,079	4,310
Losses (gains) on the sale of company-operated restaurants	3	5,020	(815)	4,170
	308,365	316,254	716,674	721,639
Earnings from operations	52,786	41,868	115,300	105,104
Interest expense, net	6,911	4,220	15,086	9,433
Earnings from continuing operations and before income taxes	45,875	37,648	100,214	95,671
Income taxes	16,847	14,286	37,289	35,211
Earnings from continuing operations	29,028	23,362	62,925	60,460
Losses from discontinued operations, net of income tax benefit	(346)	(357)	(1,022)	(1,620)
Net earnings	$28,682	$23,005	$61,903	$58,840

Net earnings per share - basic:
Earnings from continuing operations	$0.86	$0.62	$1.81	$1.58
Losses from discontinued operations	(0.01)	(0.01)	(0.03)	(0.04)
Net earnings per share (1)	$0.85	$0.61	$1.78	$1.53
Net earnings per share - diluted:
Earnings from continuing operations	$0.85	$0.61	$1.78	$1.55
Losses from discontinued operations	(0.01)	(0.01)	(0.03)	(0.04)
Net earnings per share (1)	$0.84	$0.60	$1.76	$1.51

Weighted-average shares outstanding:
Basic	33,656	37,970	34,686	38,353
Diluted	34,177	38,566	35,256	39,039

Cash dividends declared per common share	$0.30	$0.20	$0.60	$0.40
____________________________

(1)	Earnings per share may not add due to rounding.
See accompanying notes to condensed consolidated financial statements.

JACK IN THE BOX INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In thousands)
(Unaudited)

	Quarter		Year-to-date
	April 10, 2016	April 12, 2015	April 10, 2016	April 12, 2015
Net earnings	$28,682	$23,005	$61,903	$58,840
Cash flow hedges:
Net change in fair value of derivatives	(8,746)	86	(20,183)	(6,672)
Net loss reclassified to earnings	876	468	2,320	1,095
	(7,870)	554	(17,863)	(5,577)
Tax effect	3,046	(212)	6,914	2,135
	(4,824)	342	(10,949)	(3,442)
Unrecognized periodic benefit costs:
Actuarial losses and prior service costs reclassified to earnings	1,050	2,276	2,448	5,311
Tax effect	(406)	(871)	(947)	(2,033)
	644	1,405	1,501	3,278
Other:
Foreign currency translation adjustments	31	10	(21)	16
Tax effect	(12)	(2)	8	(5)
	19	8	(13)	11

Other comprehensive (loss) income, net of tax	(4,161)	1,755	(9,461)	(153)

Comprehensive income	$24,521	$24,760	$52,442	$58,687
See accompanying notes to condensed consolidated financial statements.

JACK IN THE BOX INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Year-to-date
	April 10, 2016	April 12, 2015
Cash flows from operating activities:
Net earnings	$61,903	$58,840
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	49,331	47,875
Deferred finance cost amortization	1,437	1,155
Excess tax benefits from share-based compensation arrangements	(2,451)	(17,073)
Deferred income taxes	(1,303)	(2,785)
Share-based compensation expense	7,901	7,367
Pension and postretirement expense	7,261	10,096
Gains on cash surrender value of company-owned life insurance	(2,446)	(3,635)
(Gains) losses on the sale of company-operated restaurants	(815)	4,170
Losses on the disposition of property and equipment	1,646	466
Impairment charges and other	858	2,180
Changes in assets and liabilities:
Accounts and other receivables	(25,875)	(21,841)
Inventories	(497)	146
Prepaid expenses and other current assets	(2,149)	27,181
Accounts payable	(1,847)	(1,459)
Accrued liabilities	(3,464)	(8,991)
Pension and postretirement contributions	(8,255)	(8,113)
Other	(782)	(4,659)
Cash flows provided by operating activities	80,453	90,920
Cash flows from investing activities:
Purchases of property and equipment	(51,298)	(32,959)
Purchases of assets intended for sale and leaseback	(5,581)	(5,355)
Proceeds from the sale and leaseback of assets	7,748	—
Proceeds from the sale of company-operated restaurants	1,021	2,630
Collections on notes receivable	2,614	5,314
Acquisition of franchise-operated restaurants	324	—
Other	14	1,786
Cash flows used in investing activities	(45,158)	(28,584)
Cash flows from financing activities:
Borrowings on revolving credit facilities	497,000	264,000
Repayments of borrowings on revolving credit facilities	(264,000)	(160,000)
Principal repayments on debt	(13,065)	(7,996)
Dividends paid on common stock	(20,765)	(15,395)
Proceeds from issuance of common stock	1,432	13,894
Repurchases of common stock	(250,000)	(174,115)
Excess tax benefits from share-based compensation arrangements	2,451	17,073
Change in book overdraft	2,695	—
Cash flows used in financing activities	(44,252)	(62,539)
Effect of exchange rate changes on cash and cash equivalents	13	11
Net decrease in cash and cash equivalents	(8,944)	(192)
Cash and cash equivalents at beginning of period	17,743	10,578
Cash and cash equivalents at end of period	$8,799	$10,386

See accompanying notes to condensed consolidated financial statements.

JACK IN THE BOX INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1.    BASIS OF PRESENTATION
Nature of operations — Founded in 1951, Jack in the Box Inc. (the “Company”) operates and franchises Jack in the Box® quick-service restaurants and Qdoba Mexican Eats® (“Qdoba”) fast-casual restaurants. The following table summarizes the number of restaurants as of the end of each period:

	April 10, 2016	April 12, 2015
Jack in the Box:
Company-operated	413	412
Franchise	1,838	1,836
Total system	2,251	2,248
Qdoba:
Company-operated	338	310
Franchise	345	334
Total system	683	644
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
These financial statements should be read in conjunction with the consolidated financial statements and related notes contained in our Annual Report on Form 10-K for the fiscal year ended September 27, 2015 (“2015 Form 10-K”). The accounting policies used in preparing these condensed consolidated financial statements are the same as those described in our 2015 Form 10-K with the exception of a new accounting pronouncement adopted in fiscal 2016 which is described below.
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
Fiscal year — Our fiscal year is 52 or 53 weeks ending the Sunday closest to September 30. Fiscal year 2016 includes 53 weeks, while fiscal year 2015 includes 52 weeks. Our first quarter includes 16 weeks and all other quarters include 12 weeks, with the exception of the fourth quarter of fiscal 2016, which includes 13 weeks. All comparisons between 2016 and 2015 refer to the 12-weeks (“quarter”) and 28-weeks (“year-to-date”) ended April 10, 2016 and April 12, 2015, respectively, unless otherwise indicated.

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
Effect of new accounting pronouncements — In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2014-09, Revenue Recognition - Revenue from Contracts with Customers (Topic 606), which provides a comprehensive new revenue recognition model that requires an entity to recognize revenue in an amount that reflects the consideration the entity expects to receive for the transfer of promised goods or services to its customers. The standard also requires additional disclosure regarding the nature, amount, timing and uncertainty of revenue and cash flows arising from contracts with customers. Further, in March 2016, the FASB issued ASU No. 2016-08, Revenue from Contracts with Customers (Topic 606): Principal versus Agent Considerations (Reporting Revenue Gross versus Net), which clarifies the guidance in ASU No. 2014-09 when evaluating when another party, along with the entity, is involved in providing a good or service to a customer. In April 2016, the FASB issued ASU No. 2016-10, Revenue from Contracts with Customers (Topic 606): Identifying Performance Obligations and Licensing, which clarifies the guidance in ASU No. 2014-09 regarding assessing whether promises to transfer goods or services are distinct, and whether an entity's promise to grant a license provides a customer with a right to use, or right to access the entity's intellectual property. All standards are effective for annual periods beginning after December 15, 2017, and interim periods within that reporting period. As such, we will be required to adopt these standards in the first quarter of fiscal 2019. These standards are to be applied retrospectively or using a cumulative effect transition method, and early adoption is not permitted. We are currently evaluating which transition method to use and the effect that these standards will have on our consolidated financial statements and related disclosures.
In November 2015, the FASB issued ASU No. 2015-17, Income Taxes (Topic 740): Balance Sheet Classification of Deferred Taxes, which simplifies the presentation of deferred income taxes. This standard requires deferred tax liabilities and assets to be classified as noncurrent in a classified statement of financial position. This standard is effective prospectively or retrospectively for all periods presented for annual and interim periods beginning after December 15, 2017, with early adoption permitted. We early adopted this standard in the first quarter of 2016 and the prior period was retrospectively adjusted, resulting in a $40.0 million reclassification of current deferred income taxes to other assets, net on our September 27, 2015 condensed consolidated balance sheet.
In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842), which requires a lessee to recognize assets and liabilities on the balance sheet for those leases classified as operating leases under previous guidance. This standard is effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. This standard requires adoption based upon a modified retrospective transition approach, with early adoption permitted. We are currently evaluating the impact this standard will have on our consolidated financial statements and related disclosures.
In March 2016, the FASB issued ASU No. 2016-04, Liabilities-Extinguishment of Liabilities (Subtopic 405-20): Recognition of Breakage for Certain Prepaid Stored-Value Products, which is designed to provide guidance and eliminate diversity in the accounting for the derecognition of financial liabilities related to certain prepaid stored-value products using a revenue-like breakage model. This standard is effective for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years, with early adoption permitted. This standard is to be applied retrospectively or using a cumulative effect transition method as of the date of adoption. We are currently evaluating which transition method to use, but believe the impact this standard will have on our consolidated financial statements and related disclosures will be immaterial upon adoption.
In March 2016, the FASB issued ASU No. 2016-09, Compensation-Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting. This standard is intended to simplify various aspects of accounting for share-based compensation arrangements, including the income tax impact, classification on the statement of cash flows and forfeitures. This standard is effective for annual reporting periods beginning after December 15, 2016, and interim periods within that reporting period, with early adoption permitted. We are currently evaluating the impact of the standard on our consolidated financial statements and related disclosures.

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
In 2016 and 2015, results of discontinued operations were immaterial for both periods. Our liability for lease commitments related to our distribution centers is included in accrued liabilities and other long-term liabilities, and was $0.2 million as of April 10, 2016 and September 27, 2015. The lease commitment balances relate to one distribution center subleased at a loss.
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
The following table summarizes the results related to the 2013 Qdoba Closures for each period (in thousands):

	Quarter		Year-to-date
	April 10, 2016	April 12, 2015	April 10, 2016	April 12, 2015
Unfavorable lease commitment adjustments	$(462)	$(397)	$(1,468)	$(2,196)
Bad debt expense related to a subtenant	—	—	(124)	—
Ongoing facility related costs	(32)	(66)	(70)	(127)
Brokers commissions	(21)	(30)	(21)	(142)
Loss before income tax benefit	$(515)	$(493)	$(1,683)	$(2,465)
We do not expect the remaining costs to be incurred related to these closures to be material; however, our estimates related to our future lease obligations, primarily the sublease income we anticipate, are subject to a high degree of judgment and may differ from actual sublease income due to changes in economic conditions, desirability of the sites and other factors.
Our liability for lease commitments related to the 2013 Qdoba Closures is included in accrued liabilities and other long-term liabilities, and changed as follows in 2016 (in thousands):

Balance as of September 27, 2015	$4,256
Adjustments (1)	1,468
Cash payments	(2,156)
Balance as of April 10, 2016	$3,568
____________________________

(1)	Adjustments relate to revisions to certain sublease and cost assumptions due to changes in market conditions, as well as a charge to terminate one lease agreement, and includes interest expense.

JACK IN THE BOX INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

3.	SUMMARY OF REFRANCHISINGS, FRANCHISEE DEVELOPMENT AND ACQUISITIONS
Refranchisings and franchisee development — The following is a summary of the number of restaurants sold to franchisees, the number of restaurants developed by franchisees, and the related gains and fees recognized (dollars in thousands):

	Quarter		Year-to-date
	April 10, 2016	April 12, 2015	April 10, 2016	April 12, 2015
Restaurants sold to Jack in the Box franchisees	—	20	1	21
New restaurants opened by franchisees:
Jack in the Box	—	5	5	11
Qdoba	4	5	10	11

Initial franchise fees	$120	$608	$505	$983

Proceeds from the sale of company-operated restaurants (1)	$—	$1,456	$1,021	$2,630
Net assets sold (primarily property and equipment)	(3)	(1,945)	(196)	(2,434)
Goodwill related to the sale of company-operated restaurants	—	(16)	(10)	(32)
Other (2)	—	(4,515)	—	(4,334)
(Losses) gains on the sale of company-operated restaurants	$(3)	$(5,020)	$815	$(4,170)
____________________________

(1)
Amounts in 2016 and 2015 include additional proceeds recognized upon the extension of the underlying franchise and lease agreements related to restaurants sold in a prior year of $1.0 million and $0.1 million, respectively, year-to-date. No additional proceeds were recognized during the quarter in either year.

(2)
Amounts in 2015 include lease commitment charges related to restaurants closed in connection with the sale of the related market, and charges for operating restaurant leases with lease commitments in excess of our sublease rental income.

Franchise acquisitions — During year-to-date 2016 and 2015, we acquired one and six Jack in the Box franchise restaurants, respectively. We account for the acquisition of franchised restaurants using the acquisition method of accounting for business combinations. The purchase price allocations were based on fair value estimates determined using significant unobservable inputs (Level 3). In all periods presented, acquisitions were not material to our condensed consolidated financial statements.

JACK IN THE BOX INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

4.	FAIR VALUE MEASUREMENTS
Financial assets and liabilities — The following table presents our financial assets and liabilities measured at fair value on a recurring basis (in thousands):

	Total	Quoted Prices in Active Markets for Identical Assets (3) (Level 1)	Significant Other Observable Inputs (3) (Level 2)	Significant Unobservable Inputs (3) (Level 3)
Fair value measurements as of April 10, 2016:
Non-qualified deferred compensation plan (1)	$(36,404)	$(36,404)	$—	$—
Interest rate swaps (Note 5) (2)	(44,237)	—	(44,237)	—
Total liabilities at fair value	$(80,641)	$(36,404)	$(44,237)	$—
Fair value measurements as of September 27, 2015:
Non-qualified deferred compensation plan (1)	$(35,003)	$(35,003)	$—	$—
Interest rate swaps (Note 5) (2)	(26,374)	—	(26,374)	—
Total liabilities at fair value	$(61,377)	$(35,003)	$(26,374)	$—

____________________________

(1)
We maintain an unfunded defined contribution plan for key executives and other members of management. The fair value of this obligation is based on the closing market prices of the participants’ elected investments.

(2)
We entered into interest rate swaps to reduce our exposure to rising interest rates on our variable rate debt. The fair values of our interest rate swaps are based upon Level 2 inputs which include valuation models as reported by our counterparties. The key inputs for the valuation models are quoted market prices, discount rates and forward yield curves.

(3)	We did not have any transfers in or out of Level 1, 2 or 3.
The fair values of our debt instruments are based on the amount of future cash flows associated with each instrument discounted using our borrowing rate. At April 10, 2016, the carrying value of all financial instruments was not materially different from fair value, as the borrowings are prepayable without penalty. The estimated fair values of our capital lease obligations approximated their carrying values as of April 10, 2016.
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
In connection with our impairment reviews performed during 2016, no fair value adjustments were required. Refer to Note 6, Impairment and Other Charges, Net for additional information regarding impairment charges.

JACK IN THE BOX INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

5.	DERIVATIVE INSTRUMENTS
Objectives and strategies — We are exposed to interest rate volatility with regard to our variable rate debt. In April 2014, to reduce our exposure to rising interest rates, we entered into nine forward-starting interest rate swap agreements that effectively convert $300.0 million of our variable rate borrowings to a fixed rate basis from October 2014 through October 2018. In June 2015, we entered into 11 forward-starting interest rate swap agreements that effectively convert an additional $200.0 million of our variable rate borrowings, and future expected variable rate borrowings, to a fixed rate from October 2015 through October 2018, and $500.0 million from October 2018 through October 2022. These agreements have been designated as cash flow hedges in accordance with the provisions of the FASB authoritative guidance for derivatives and hedging. To the extent that they are effective in offsetting the variability of the hedged cash flows, changes in the fair values of the derivatives are not included in earnings, but are included in other comprehensive income (“OCI”). These changes in fair value are subsequently reclassified into net earnings as a component of interest expense as the hedged interest payments are made on our variable rate debt.
Financial position — The following derivative instruments were outstanding as of the end of each period (in thousands):

	Balance Sheet Location	Fair Value
		April 10, 2016	September 27, 2015
Derivatives designated as cash flow hedging instruments:
Interest rate swaps (Note 4)	Accrued liabilities	$(3,922)	$(3,379)
Interest rate swaps (Note 4)	Other long-term liabilities	(40,315)	(22,995)
Total derivatives		$(44,237)	$(26,374)
Financial performance — The following is a summary of the OCI activity related to our interest rate swap derivative instruments (in thousands):

	Location of Loss in Income	Quarter		Year-to-date
		April 10, 2016	April 12, 2015	April 10, 2016	April 12, 2015
(Loss) gain recognized in OCI	N/A	$(8,746)	$86	$(20,183)	$(6,672)
Loss reclassified from accumulated OCI into net earnings	Interest expense, net	$876	$468	$2,320	$1,095
Amounts reclassified from accumulated OCI into interest expense represent payments made to the counterparties for the effective portions of the interest rate swaps. During the periods presented, our interest rate swaps had no hedge ineffectiveness.

6.	IMPAIRMENT AND OTHER CHARGES, NET
Impairment and other charges, net in the accompanying condensed consolidated statements of earnings is comprised of the following (in thousands):

	Quarter		Year-to-date
	April 10, 2016	April 12, 2015	April 10, 2016	April 12, 2015
Losses (gains) on the disposition of property and equipment, net	$995	$(269)	$1,646	$352
Costs of closed restaurants (primarily lease obligations) and other	1,015	973	1,575	1,759
Accelerated depreciation	412	1,387	858	2,139
Restaurant impairment charges	—	27	—	41
Restructuring costs	—	12	—	19
	$2,422	$2,130	$4,079	$4,310

JACK IN THE BOX INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Disposition of property and equipment — Disposal costs primarily relate to gains or losses recognized upon the sale of closed restaurant properties. In the second quarter of 2015, losses on the disposition of property and equipment included a gain of $0.9 million from the resolution of one eminent domain matter involving a Jack in the Box restaurant.
Restaurant closing costs — Costs of closed restaurants primarily consist of future lease commitments and expected ancillary costs, net of anticipated sublease rentals. Accrued restaurant closing costs, included in accrued liabilities and other long-term liabilities, changed as follows during 2016 (in thousands):

Balance as of September 27, 2015	$9,707
Additions	208
Adjustments (1)	635
Interest expense	750
Cash payments	(2,768)
Balance as of April 10, 2016	$8,532
___________________________

(1)
Adjustments relate primarily to revisions of certain sublease and cost assumptions. Our estimates related to our future lease obligations, primarily the sublease income we anticipate, are subject to a high degree of judgment and may differ from actual sublease income due to changes in economic conditions, desirability of the sites and other factors.

Accelerated depreciation — When a long-lived asset will be replaced or otherwise disposed of prior to the end of its estimated useful life, the useful life of the asset is adjusted based on the estimated disposal date and accelerated depreciation is recognized. In 2016 and 2015, accelerated depreciation primarily relates to expenses at our Jack in the Box company-operated restaurants for exterior facility enhancements and the replacement of technology equipment, and in 2015, the replacement of beverage equipment.
Restaurant impairment charges — When events and circumstances indicate that our long-lived assets might be impaired and their carrying amount is greater than the undiscounted cash flows we expect to generate from such assets, we recognize an impairment loss as the amount by which the carrying value exceeds the fair value of the assets. Impairment charges in 2015 were not material to our condensed consolidated financial statements.

7.	INCOME TAXES
The 2016 income tax provisions reflect tax rates of 36.7% in the quarter and 37.2% year-to-date, compared with 37.9% and 36.8%, respectively, in 2015. The major components of the year-over-year change in tax rates were an increase in the Company’s state tax rate and the timing and amounts of gains or losses on insurance products used to fund certain non-qualified retirement plans which are excluded from taxable income. The final annual tax rate cannot be determined until the end of the fiscal year; therefore, the actual 2016 rate could differ from our current estimates.
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

JACK IN THE BOX INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Net periodic benefit cost — The components of net periodic benefit cost in each period were as follows (in thousands):

	Quarter		Year-to-date
	April 10, 2016	April 12, 2015	April 10, 2016	April 12, 2015
Defined benefit pension plans:
Service cost	$1,212	$1,908	$2,828	$4,452
Interest cost	5,580	5,237	13,020	12,220
Expected return on plan assets	(5,021)	(5,370)	(11,715)	(12,531)
Actuarial loss (1)	944	2,172	2,201	5,068
Amortization of unrecognized prior service costs (1)	55	62	129	145
Net periodic benefit cost	$2,770	$4,009	$6,463	$9,354
Postretirement healthcare plans:
Interest cost	$291	$276	$680	$644
Actuarial loss (1)	51	42	118	98
Net periodic benefit cost	$342	$318	$798	$742
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
Future cash flows — Our policy is to fund our plans at or above the minimum required by law. As of January 1, 2015, the date of our last actuarial funding valuation, there was no minimum contribution funding requirement. Details regarding 2016 contributions are as follows (in thousands):

	Defined Benefit Pension Plans	Postretirement Healthcare Plans
Net year-to-date contributions	$7,617	$638
Remaining estimated net contributions during fiscal 2016	$16,900	$700
We will continue to evaluate contributions to our qualified defined benefit pension plan based on changes in pension assets as a result of asset performance in the current market and economic environment.

9.	SHARE-BASED COMPENSATION
We offer share-based compensation plans to attract, retain and motivate key officers, employees and non-employee directors. During year-to-date 2016, we granted the following shares related to our share-based compensation awards:

Stock options	99,923
Performance share awards	32,970
Nonvested stock units	140,794
The components of share-based compensation expense recognized in each period are as follows (in thousands):

	Quarter		Year-to-date
	April 10, 2016	April 12, 2015	April 10, 2016	April 12, 2015
Stock options	$748	$555	$1,723	$1,554
Performance share awards	863	991	2,134	2,072
Nonvested stock awards	20	35	47	96
Nonvested stock units	1,912	1,638	3,727	3,382
Deferred compensation for non-management directors	270	263	270	263
Total share-based compensation expense	$3,813	$3,482	$7,901	$7,367

JACK IN THE BOX INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

10.	STOCKHOLDERS’ EQUITY
Repurchases of common stock — During year-to-date 2016, we repurchased 3.5 million common shares at an aggregate cost of $250.0 million. As of April 10, 2016, there was $50.0 million remaining under a stock-buyback program which expires in November 2017.
Dividends — During year-to-date 2016, the Board of Directors declared two cash dividends of $0.30 per common share which were paid on March 14, 2016 and December 22, 2015 to shareholders of record as of the close of business on March 1, 2016 and December 9, 2015, respectively, and totaled $20.8 million. Future dividends are subject to approval by our Board of Directors.

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

The following table reconciles basic weighted-average shares outstanding to diluted weighted-average shares outstanding (in thousands):

	Quarter		Year-to-date
	April 10, 2016	April 12, 2015	April 10, 2016	April 12, 2015
Weighted-average shares outstanding – basic	33,656	37,970	34,686	38,353
Effect of potentially dilutive securities:
Stock options	156	246	166	337
Nonvested stock awards and units	242	190	280	195
Performance share awards	123	160	124	154
Weighted-average shares outstanding – diluted	34,177	38,566	35,256	39,039
Excluded from diluted weighted-average shares outstanding:
Antidilutive	223	—	194	78
Performance conditions not satisfied at the end of the period	2	6	2	14

JACK IN THE BOX INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

12.	CONTINGENCIES AND LEGAL MATTERS
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
Other legal matters — In addition to the matter described above, we are subject to normal and routine litigation brought by former, current or prospective employees, customers, franchisees, vendors, landlords, shareholders or others. We intend to defend ourselves in any such matters. Some of these matters may be covered, at least in part, by insurance. Our insurance liability (undiscounted) and reserves are established in part by using independent actuarial estimates of expected losses for reported claims and for estimating claims incurred but not reported. Our estimated liability for general liability and workers’ compensation claims, which exceeded our self-insurance retention limits by $25.8 million as of September 27, 2015, was reduced by $21.7 million in 2016 due to a judgment paid by our insurance providers. We expect to be fully covered by our insurance providers for the remaining $4.1 million that exceed our self-insurance retention limits as of April 10, 2016. We believe that the ultimate determination of liability in connection with legal claims pending against us, if any, in excess of amounts already provided for such matters in the condensed consolidated financial statements, will not have a material adverse effect on our business, our annual results of operations, liquidity or financial position; however, it is possible that our results of operations, liquidity, or financial condition could be materially affected in a particular future reporting period by the unfavorable resolution of one or more matters or contingencies during such period.

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

JACK IN THE BOX INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

We measure and evaluate our segments based on segment revenues and earnings from operations. The reportable segments do not include an allocation of the costs related to shared service functions, such as accounting/finance, human resources, audit services, legal, tax and treasury; nor do they include unallocated costs such as pension expense and share-based compensation. These costs are reflected in the caption “Shared services and unallocated costs.” The following table provides information related to our operating segments in each period (in thousands):

	Quarter		Year-to-date
	April 10, 2016	April 12, 2015	April 10, 2016	April 12, 2015
Revenues by segment:
Jack in the Box restaurant operations	$264,062	$269,444	$611,645	$621,395
Qdoba restaurant operations	97,089	88,678	220,329	205,348
Consolidated revenues	$361,151	$358,122	$831,974	$826,743
Earnings from operations by segment:
Jack in the Box restaurant operations	$63,146	$64,313	$148,836	$145,168
Qdoba restaurant operations	10,623	8,778	19,360	23,460
Shared services and unallocated costs	(20,980)	(26,203)	(53,711)	(59,354)
(Losses) gains on the sale of company-operated restaurants	(3)	(5,020)	815	(4,170)
Consolidated earnings from operations	52,786	41,868	115,300	105,104
Interest expense, net	6,911	4,220	15,086	9,433
Consolidated earnings from continuing operations and before income taxes	$45,875	$37,648	$100,214	$95,671
Total depreciation expense by segment:
Jack in the Box restaurant operations	$15,059	$14,699	$35,532	$34,314
Qdoba restaurant operations	4,279	4,035	9,867	9,315
Shared services and unallocated costs	1,310	1,612	3,535	3,872
Consolidated depreciation expense	$20,648	$20,346	$48,934	$47,501
We do not evaluate, manage or measure performance of segments using asset, interest income and expense, or income tax information; accordingly, this information by segment is not prepared or disclosed.
The following table provides detail of the change in the balance of goodwill for each of our reportable segments (in thousands):

	Jack in the Box	Qdoba	Total
Balance at September 27, 2015	$48,430	$100,597	$149,027
Disposals	(15)	—	(15)
Balance at April 10, 2016	$48,415	$100,597	$149,012
Refer to Note 3, Summary of Refranchisings, Franchisee Development and Acquisitions, for information regarding the transactions resulting in the changes in goodwill.

JACK IN THE BOX INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

14.	SUPPLEMENTAL CONSOLIDATED CASH FLOW INFORMATION (in thousands)

	Year-to-date
	April 10, 2016	April 12, 2015
Cash paid during the year for:
Interest, net of amounts capitalized	$(15,210)	$(9,166)
Income tax payments	$(33,184)	$(1,087)
Non-cash transactions:
Equipment capital lease obligations incurred	$507	$—
Increase in accrued treasury stock repurchases	$—	$2,442
Increase in dividends accrued or converted to common stock equivalents	$55	$70
(Decrease) increase in obligations for purchases of property and equipment	$(7,512)	$5,395

JACK IN THE BOX INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

15.	SUPPLEMENTAL CONSOLIDATED BALANCE SHEET INFORMATION (in thousands)

	April 10, 2016	September 27, 2015
Accounts and other receivables, net:
Trade	$61,336	$36,990
Notes receivable	1,706	1,726
Other	11,276	10,814
Allowance for doubtful accounts	(2,370)	(1,555)
	$71,948	$47,975
Prepaid expenses:
Prepaid rent	$9,928	$318
Prepaid income taxes	8,495	7,645
Other	6,363	8,277
	$24,786	$16,240
Other assets, net:
Deferred tax assets	$122,331	$118,184
Company-owned life insurance policies	101,446	99,513
Deferred rent receivable	46,683	45,330
Other	17,502	40,941
	$287,962	$303,968
Accrued liabilities:
Payroll and related taxes	$41,853	$56,223
Insurance	36,477	35,370
Advertising	18,233	20,692
Deferred beverage funding	14,322	5,176
Accrued rent	11,909	3,179
Sales and property taxes	8,985	11,574
Gift card liability	5,439	4,608
Deferred franchise fees	1,200	1,198
Other	26,673	32,555
	$165,091	$170,575
Other long-term liabilities:
Pension plans	$176,992	$180,476
Straight-line rent accrual	46,818	46,807
Other	139,425	142,775
	$363,235	$370,058

16.	SUBSEQUENT EVENTS

On May 5, 2016, the Board of Directors declared a cash dividend of $0.30 per common share, to be paid on June 7, 2016 to shareholders of record as of the close of business on May 24, 2016.

On May 5, 2016, the Board of Directors approved an additional $100.0 million stock buy-back program that expires in November 2017.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
GENERAL
All comparisons between 2016 and 2015 refer to the 12-weeks (“quarter”) and 28-weeks (“year-to-date”) ended April 10, 2016 and April 12, 2015, respectively, unless otherwise indicated.
For an understanding of the significant factors that influenced our performance during the quarterly and year-to-date periods ended April 10, 2016 and April 12, 2015, our Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) should be read in conjunction with the Condensed Consolidated Financial Statements and related Notes included in this Quarterly Report and our Annual Report on Form 10-K for the fiscal year ended September 27, 2015.
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

•
Franchise margin is defined as franchise rental revenues and franchise royalties and other, less franchise occupancy expenses, and franchise support and other costs, and is presented as a percentage of franchise revenues.

Same-store-sales, AUVs, restaurant margin, and franchise margin are not measurements determined in accordance with generally accepted accounting principles (“GAAP”) and should not be considered in isolation, or as an alternative, to income from operations, or other similarly titled measures of other companies.

OVERVIEW
As of April 10, 2016, we operated and franchised 2,251 Jack in the Box quick-service restaurants, primarily in the western and southern United States, including one in Guam, and 683 Qdoba fast-casual restaurants operating primarily throughout the United States as well as the District of Columbia and Canada.
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
The following summarizes the most significant events occurring in 2016, and certain trends compared to a year ago:

•
Same-Store Sales — Same-store sales declined 0.2% year-to-date at company-operated Jack in the Box restaurants compared with a year ago primarily driven by a decrease in traffic. Qdoba’s year-to-date same-store sales increase of 2.2% at company-operated restaurants compared with a year ago, was driven primarily by an increase in transactions and double-digit catering growth.

•
Commodity Costs — Commodity costs decreased approximately 2.2% and 5.1% year-to-date at our Jack in the Box and Qdoba restaurants, respectively, in 2016 compared with a year ago. We expect our overall commodity costs in fiscal 2016 to decrease approximately 2-3% and 5% at our Jack in the Box and Qdoba restaurants, respectively. Beef represents the largest portion, or approximately 20%, of the Company’s overall commodity spend. We typically do not enter into fixed price contracts for our beef needs. For the full year, we currently expect beef costs to decrease approximately 15-20%.

•
Restaurant Margins — Our year-to-date consolidated company-operated restaurant margin decreased in 2016 to 19.6% from 19.9% a year ago. Jack in the Box’s company-operated restaurant margin improved to 20.8% in 2016 from 20.3% in the prior year due primarily to lower costs for food and packaging and benefits of refranchising, partially offset by minimum wage increases in California that went into effect in January 2016. Company-operated restaurant margins at our Qdoba restaurants decreased to 17.3% in 2016 from 19.1% a year ago primarily reflecting higher staffing levels and an increase in new restaurant activity.

•
Jack in the Box Franchising Program — Year-to-date, franchisees opened a total of five restaurants. In fiscal 2016, we expect franchisees to open approximately 16 Jack in the Box restaurants. Our Jack in the Box system was 82% franchised at the end of the second quarter. We plan to increase franchise ownership of the Jack in the Box system to at least 90% within the next two years.

•
Qdoba New Unit Growth — Year-to-date, we opened 19 company-operated restaurants, and franchisees opened ten restaurants. In fiscal 2016, we plan for the opening of 50 to 60 Qdoba restaurants, of which approximately half are expected to be company-operated restaurants.

•
Return of Cash to Shareholders — Year-to-date, we returned cash to shareholders in the form of share repurchases and cash dividends. We repurchased 3.5 million shares of our common stock at an average price of $72.44 per share, totaling $250.0 million, including the costs of brokerage fees. We also declared dividends of $0.60 per common share totaling $20.8 million.

FINANCIAL REPORTING
The Condensed Consolidated Statements of Earnings for all periods presented reflect the results of operations for the 62 Qdoba restaurants we closed in the third quarter of fiscal 2013 (the “2013 Qdoba Closures”) and charges incurred as a result of closing these restaurants as discontinued operations. During fiscal 2012, we entered into an agreement to outsource our Jack in the Box distribution business, and the results of operations and costs incurred to outsource our distribution business are also reflected as discontinued operations for all periods presented. Refer to Note 2, Discontinued Operations, in the Notes to Condensed Consolidated Financial Statements for more information.
In 2016, we adopted an updated accounting standard which simplifies the presentation of deferred income taxes and requires deferred tax liabilities and assets to be classified as non-current in a classified statement of financial position. Upon adoption, we retrospectively applied the new standard which resulted in a $40.0 million reclassification of current deferred income taxes to other assets, net on our September 27, 2015 Condensed Consolidated Balance Sheet. Refer to Note 1, Basis of Presentation, in the Notes to Condensed Consolidated Financial Statements for more information.

RESULTS OF OPERATIONS
The following table presents certain income and expense items included in our condensed consolidated statements of earnings as a percentage of total revenues, unless otherwise indicated. Percentages may not add due to rounding.
CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS DATA

	Quarter		Year-to-date
	April 10, 2016	April 12, 2015	April 10, 2016	April 12, 2015
Revenues:
Company restaurant sales	75.3%	75.1%	75.1%	75.1%
Franchise rental revenues	14.6%	14.6%	14.7%	14.7%
Franchise royalties and other	10.2%	10.3%	10.2%	10.2%
Total revenues	100.0%	100.0%	100.0%	100.0%
Operating costs and expenses, net:
Company restaurant costs:
Food and packaging (1)	30.2%	31.2%	30.6%	31.8%
Payroll and employee benefits (1)	28.0%	27.2%	27.8%	27.2%
Occupancy and other (1)	21.9%	21.0%	22.0%	21.2%
Total company restaurant costs (1)	80.1%	79.4%	80.4%	80.1%
Franchise occupancy expenses (2)	71.1%	75.3%	73.3%	75.4%
Franchise support and other costs (3)	10.6%	10.1%	10.4%	10.0%
Selling, general and administrative expenses	13.0%	14.7%	13.6%	14.0%
Impairment and other charges, net	0.7%	0.6%	0.5%	0.5%
Losses (gains) on the sale of company-operated restaurants	—%	1.4%	(0.1)%	0.5%
Earnings from operations	14.6%	11.7%	13.9%	12.7%
Income tax rate (4)	36.7%	37.9%	37.2%	36.8%
____________________________

(1)	As a percentage of company restaurant sales.

(2)	As a percentage of franchise rental revenues.

(3)	As a percentage of franchise royalties and other.

(4)	As a percentage of earnings from continuing operations and before income taxes.

CHANGES IN SAME-STORE SALES

	Quarter		Year-to-date
	April 10, 2016	April 12, 2015	April 10, 2016	April 12, 2015
Jack in the Box:
Company	(1.0)%	7.4%	(0.2)%	5.3%
Franchise	0.3%	9.4%	1.1%	6.7%
System	—%	8.9%	0.8%	6.3%
Qdoba:
Company	3.1%	7.0%	2.2%	10.2%
Franchise	1.2%	9.6%	1.8%	12.6%
System	2.1%	8.3%	2.0%	11.4%

The following table summarizes the changes in the number and mix of Jack in the Box (“JIB”) and Qdoba company and franchise restaurants:

	April 10, 2016			April 12, 2015
	Company	Franchise	Total	Company	Franchise	Total
Jack in the Box:
Beginning of year	413	1,836	2,249	431	1,819	2,250
New	—	5	5	2	11	13
Refranchised	(1)	1	—	(21)	21	—
Acquired from franchisees	1	(1)	—	6	(6)	—
Closed	—	(3)	(3)	(6)	(9)	(15)
End of period	413	1,838	2,251	412	1,836	2,248
% of JIB system	18%	82%	100%	18%	82%	100%
Qdoba:
Beginning of year	322	339	661	310	328	638
New	19	10	29	3	11	14
Closed	(3)	(4)	(7)	(3)	(5)	(8)
End of period	338	345	683	310	334	644
% of Qdoba system	49%	51%	100%	48%	52%	100%
Consolidated:
Total system	751	2,183	2,934	722	2,170	2,892
% of consolidated system	26%	74%	100%	25%	75%	100%
Jack in the Box Brand
Company Restaurant Operations
The following table presents Jack in the Box company restaurant sales, costs and margin, and restaurant costs and margin as a percentage of the related sales. Percentages may not add due to rounding (dollars in thousands):

	Quarter				Year-to-date
	April 10, 2016		April 12, 2015		April 10, 2016		April 12, 2015
Company restaurant sales	$179,664		$184,992		$415,943		$426,335
Company restaurant costs:
Food and packaging	54,116	30.1%	58,495	31.6%	127,249	30.6%	137,688	32.3%
Payroll and employee benefits	51,401	28.6%	50,885	27.5%	117,090	28.2%	117,628	27.6%
Occupancy and other	36,905	20.5%	36,051	19.5%	85,076	20.5%	84,682	19.9%
Total company restaurant costs	142,422	79.3%	145,431	78.6%	329,415	79.2%	339,998	79.7%
Restaurant margin	$37,242	20.7%	$39,561	21.4%	$86,528	20.8%	$86,337	20.3%

Jack in the Box company restaurant sales decreased $5.3 million in the quarter, and $10.4 million year-to-date as compared with the prior year due to a reduction in the average number of company-operated restaurants resulting from the execution of our refranchising strategy which includes the sale of restaurants to franchisees. Higher AUV growth in 2016 versus a year ago partially offset the sales decrease attributable to refranchising in the quarter and year-to-date. The following table presents the approximate impact of these (decreases) increases on company restaurant sales (in thousands):

	Quarter	Year-to-date
Decrease in the average number of Jack in the Box company restaurants	$(5,800)	$(16,600)
Jack in the Box AUV increase	500	6,200
Total decrease in company restaurant sales	$(5,300)	$(10,400)

Same-store sales at Jack in the Box company-operated restaurants decreased 1.0% in the quarter, and 0.2% year-to-date, versus a year ago due to a decline in transactions and, to a lesser extent, to unfavorable product mix, which were partially offset by price increases. The following table summarizes the change in company-operated same-store sales:

	Quarter		Year-to-date
	April 10, 2016	April 12, 2015	April 10, 2016	April 12, 2015
Average check (1)	1.4%	5.0%	2.5%	3.9%
Transactions	(2.4)%	2.4%	(2.7)%	1.4%
Change in same-store sales	(1.0)%	7.4%	(0.2)%	5.3%
____________________________

(1)	Amounts in 2016 and 2015 include price increases of approximately 3.2% and 2.1%, respectively, in the quarter, and 3.0% and 2.1%, respectively, year-to-date.
Food and packaging costs as a percentage of company restaurant sales decreased to 30.1% in the quarter and 30.6% year-to-date in 2016, compared with 31.6% and 32.3%, respectively, in 2015, due to lower commodity costs, favorable product mix changes, and menu price increases. Commodity costs decreased 2.9% in the quarter, and 2.2% year-to-date primarily reflecting lower costs for beef which were partially offset by higher costs for eggs and produce. Beef, our most significant commodity, decreased 21% in both periods of 2016 versus last year while eggs increased most significantly by approximately 28% in the quarter, and 44% year-to-date. For fiscal 2016, we currently expect commodity costs to decrease approximately 2-3% at our Jack in the Box restaurants compared with fiscal 2015.
Payroll and employee benefit costs as a percentage of company restaurant sales increased to 28.6% in the quarter and 28.2% year-to-date in 2016 from 27.5% and 27.6%, respectively, in 2015. In 2016, higher wages from minimum wage increases and higher costs for workers’ compensation insurance were partially offset by lower levels of incentive compensation driven by operating results, and the benefits of refranchising.
As a percentage of company restaurant sales, occupancy and other costs increased to 20.5% in both periods of 2016, compared with 19.5% in the quarter, and 19.9% year-to-date last year due to higher costs for equipment upgrades and maintenance and repair expenses, partially offset by lower costs for utilities and the benefits of refranchising.

Franchise Operations
The following table presents Jack in the Box franchise revenues, costs and margin in each period and other information we believe is useful in analyzing the change in franchise operating results (dollars in thousands):

	Quarter		Year-to-date
	April 10, 2016	April 12, 2015	April 10, 2016	April 12, 2015
Franchise rental revenues	$52,577	$52,167	$122,277	$121,549

Royalties	31,550	31,529	72,420	71,781
Franchise fees and other	271	756	1,005	1,730
Franchise royalties and other	31,821	32,285	73,425	73,511
Total franchise revenues	84,398	84,452	195,702	195,060

Rental expense	29,993	31,659	72,137	73,799
Depreciation and amortization	7,392	7,609	17,439	17,829
Franchise occupancy expenses	37,385	39,268	89,576	91,628
Franchise support and other costs	2,761	2,776	6,099	6,404
Total franchise costs	40,146	42,044	95,675	98,032
Franchise margin	$44,252	$42,408	$100,027	$97,028
Franchise margin as a % of franchise revenues	52.4%	50.2%	51.1%	49.7%

Average number of franchise restaurants	1,839	1,823	1,838	1,822
% increase	0.9%		0.9%
Franchise restaurant AUVs	$337	$336	$775	$765
Increase in franchise-operated same-store sales	0.3%	9.4%	1.1%	6.7%
Royalties as a percentage of franchise restaurant sales	5.1%	5.1%	5.1%	5.2%
Total franchise revenues, which principally includes franchise rental revenues and franchise royalties, decreased $0.1 million or 0.1% in the quarter, and increased $0.6 million or 0.3% year-to-date in 2016 as compared with a year ago, primarily reflecting increased rent income due to routine rent increases, and higher AUVs resulting in an increase in revenues from royalties and percentage rent, which were more than offset in the quarter, and partially offset year-to-date, by a reduction in initial franchise fees.
Franchise occupancy expenses decreased $1.9 million in the quarter, and $2.1 million year-to-date in 2016 versus a year ago, due primarily to favorable lease commitment adjustments of $1.9 million recognized in the second quarter of 2016 related to previously refranchised markets based on sales performance over the first year resulting in higher rent, and to a lesser extent a decrease in depreciation expense as our building assets become fully depreciated. These decreases were partially offset by routine rent increases contributing to higher rental expense.
Franchise support and other costs remained flat in the quarter, and decreased $0.3 million year-to-date in 2016 as compared with the prior year, primarily due to a decrease in bad debt expense.

Qdoba Brand
Company Restaurant Operations
The following table presents Qdoba company restaurant sales, costs and margin, and restaurant costs and margin as a percentage of the related sales. Percentages may not add due to rounding (dollars in thousands):

	Quarter				Year-to-date
	April 10, 2016		April 12, 2015		April 10, 2016		April 12, 2015
Company restaurant sales	$92,128		$83,912		$209,070		$194,465
Company restaurant costs:
Food and packaging	27,950	30.3%	25,537	30.4%	63,728	30.5%	59,453	30.6%
Payroll and employee benefits	24,736	26.8%	22,188	26.4%	56,954	27.2%	51,124	26.3%
Occupancy and other	22,622	24.6%	20,417	24.3%	52,150	24.9%	46,817	24.1%
Total company restaurant costs	75,308	81.7%	68,142	81.2%	172,832	82.7%	157,394	80.9%
Restaurant margin	$16,820	18.3%	$15,770	18.8%	$36,238	17.3%	$37,071	19.1%
Company restaurant sales increased $8.2 million in the quarter and $14.6 million year-to-date in 2016 as compared with the prior year due primarily to an increase in the number of Qdoba company-operated restaurants, and to a lesser extent, growth in AUVs. The following table presents the approximate impact of these increases on company restaurant sales (in thousands):

	Quarter	Year-to-date
Increase in the average number of Qdoba company restaurants	$6,300	$11,400
Qdoba AUV increase	1,900	3,200
Total increase in company restaurant sales	$8,200	$14,600
Same-store sales at Qdoba company-operated restaurants increased 3.1% in the quarter and 2.2% year-to-date as compared with the prior year primarily driven by transaction growth, menu price increases and catering. The following table summarizes the change in company-operated same-store sales:

	Quarter		Year-to-date
	April 10, 2016	April 12, 2015	April 10, 2016	April 12, 2015
Transactions	3.7%	(1.3)%	2.4%	0.5%
Average check (1)	(1.1)%	7.4%	(1.0)%	8.6%
Catering	0.5%	0.9%	0.8%	1.1%
Change in same-store sales	3.1%	7.0%	2.2%	10.2%
____________________________

(1)	Amounts in 2016 and 2015 include price increases of approximately 1.0% and 0.5%, respectively, in the quarter, and 0.8% and 0.4%, respectively, year-to-date.
Food and packaging costs as a percentage of company restaurant sales in 2016 decreased to 30.3% in the quarter, and 30.5% year-to-date, compared with 30.4% and 30.6%, respectively, in 2015, due to lower commodity costs which were partially offset by higher discounting and a higher frequency of guests choosing to add on extras like guacamole and queso at no additional charge. In 2016, commodity costs decreased 4.6% in the quarter, and 5.1% year-to-date primarily due to lower costs for beef, poultry, and year-to-date, cheese. In 2016, beef costs decreased by approximately 12% in the quarter and 13% year-to-date. For fiscal 2016, we currently expect commodity costs to decrease approximately 5% at our Qdoba restaurants compared with fiscal 2015.
Payroll and employee benefit costs as a percentage of company restaurant sales in 2016 increased to 26.8% in the quarter, and 27.2% year-to-date, from 26.4% and 26.3%, respectively, in 2015. In the quarter, the percent of sales increase is primarily due to higher costs for group insurance and incentive compensation, as well as an increase in new restaurant openings. Year-to-date, the increase is driven by higher levels of labor staffing and an increase in new restaurant openings, partially offset by lower levels of incentive compensation.
Occupancy and other costs increased to 24.6% of company restaurant sales in the quarter, and 24.9% year-to-date in 2016, compared with 24.3% and 24.1%, respectively, a year ago due primarily to higher costs related to technology and kitchen equipment upgrades, maintenance and repair expenses, higher property rents associated with new restaurants, and year-to-date, higher costs for uniforms.

Franchise Operations
The following table presents our Qdoba franchise revenues, costs and margin in each period and other information we believe is useful in analyzing the change in franchise operating results (dollars in thousands):

	Quarter		Year-to-date
	April 10, 2016	April 12, 2015	April 10, 2016	April 12, 2015
Franchise rental revenues	$25	$48	$63	$112

Royalties	4,572	4,365	10,364	9,942
Franchise fees and other	364	353	832	829
Franchise royalties and other	4,936	4,718	11,196	10,771
Total franchise revenues	4,961	4,766	11,259	10,883

Rental expense (1)	23	48	51	106
Franchise support and other costs	1,146	967	2,670	2,062
Total franchise costs	1,169	1,015	2,721	2,168
Franchise margin	$3,792	$3,751	$8,538	$8,715
Franchise margin as a % of franchise revenues	76.4%	78.7%	75.8%	80.1%

Average number of franchise restaurants	344	332	343	331
% increase	3.6%		3.6%
Franchise restaurant AUVs	$267	$263	$610	$598
Increase in franchise-operated same-store sales	1.2%	9.6%	1.8%	12.6%
Royalties as a percentage of estimated franchise restaurant sales	5.0%	5.0%	5.0%	5.0%
________________________________________

(1)	Included in franchise occupancy expenses in the accompanying Condensed Consolidated Statements of Earnings.
Franchise royalties and other increased $0.2 million or 4.6% in the quarter, and $0.4 million or 3.9% year-to-date in 2016 as compared with the prior year, primarily reflecting an increase in the average number of franchise restaurants, and to a lesser extent, higher AUVs resulting in an increase in revenue from royalties.
Franchise support and other costs increased $0.2 million in the quarter, and $0.6 million year-to-date in 2016 versus a year ago, due to an increase in support costs as well as bad debt expense of $0.2 million recorded in the first quarter of 2016.

Selling, General and Administrative (“SG&A”) Expenses
The following table presents the change in SG&A expenses compared with the prior year (in thousands):

	Increase / (Decrease)
	Quarter	Year-to-date
Advertising	$1,680	$3,625
Pre-opening costs	615	1,744
Qdoba brand conference	—	833
Consulting	(395)	117
Cash surrender value of COLI policies, net	(694)	119
Pension and postretirement benefits	(1,215)	(2,835)
Incentive compensation (including share-based compensation and related payroll taxes)	(3,914)	(5,123)
Other	(1,654)	(1,280)
	$(5,577)	$(2,800)
In 2016, advertising costs associated with our Qdoba brand increased by $2.0 million in the quarter, and $4.1 million year-to-date versus a year ago due primarily to an increase in television and digital advertising as well as a shift in the timing of spending. Advertising costs at our Jack in the Box brand are primarily contributions to our marketing fund and are determined as a percentage of gross restaurant sales. Jack in the Box advertising costs decreased $0.3 million in the quarter, and $0.5 million year-to-date compared with a year ago primarily due to our refranchising strategy which resulted in a decrease in the number of company-operated restaurants.
Pre-opening costs increased in 2016 as compared to a year ago due to an increase in the number of Qdoba restaurants opened and under construction in the period.
In 2016, Qdoba held a conference to communicate the vision and direction of the brand strategy to key stakeholders, which resulted in an increase in 2016 SG&A expenses.
The cash surrender value of our COLI policies, net of changes in our non-qualified deferred compensation obligations supported by these policies, are subject to market fluctuations. The changes in market values had a positive impact of $2.3 million in the quarter and $1.3 million year-to-date, compared with $1.6 million and $1.4 million, respectively, a year ago.
Pension and postretirement benefit costs decreased primarily due to the sunsetting of our qualified pension plan on December 31, 2015, resulting in a decrease in the service cost component of our expense and a change in the amortization period for actuarial gains and losses from the average remaining service period to the average future lifetime of all participants. To a lesser extent, an increase in our discount rate also contributed to the decrease. These decreases were partially offset by an increase in Pension Benefit Guaranty Corporation premiums for 2016.
Incentive compensation decreased due primarily to lower levels of performance at both brands as compared to target bonus levels, and to a lesser extent, a reduction in payroll taxes associated with our stock compensation awards.

Impairment and Other Charges, Net
Impairment and other charges, net is comprised of the following (in thousands):

	Quarter		Year-to-date
	April 10, 2016	April 12, 2015	April 10, 2016	April 12, 2015
Losses (gains) on the disposition of property and equipment, net	$995	$(269)	$1,646	$352
Costs of closed restaurants (primarily lease obligations) and other	1,015	973	1,575	1,759
Accelerated depreciation	412	1,387	858	2,139
Restaurant impairment charges	—	27	—	41
Restructuring costs	—	12	—	19
	$2,422	$2,130	$4,079	$4,310

Impairment and other charges, net increased $0.3 million in the quarter, and decreased $0.2 million year-to-date compared with a year ago. Decreases in accelerated depreciation in both periods were more than offset in the quarter and offset year-to-date by an increase in losses on the disposition of property and equipment related to income of $0.9 million recognized in the second quarter of 2015 in connection with the resolution of an eminent domain matter. Accelerated depreciation decreased as compared to a year ago due to a decrease in charges related to certain technology and beverage equipment upgrades at our Jack in the Box restaurants partially offset year-to-date by an increase in charges associated with exterior lighting upgrades at our Jack in the Box restaurants. Refer to Note 6, Impairment and Other Charges, Net of the Notes to the Condensed Consolidated Financial Statements for additional information regarding these costs.

(Losses) Gains on the Sale of Company-Operated Restaurants

	Quarter		Year-to-date
	April 10, 2016	April 12, 2015	April 10, 2016	April 12, 2015
Number of restaurants sold to Jack in the Box franchisees	—	20	1	21

(Losses) gains on the sale of company-operated restaurants	$(3)	$(5,020)	$815	$(4,170)
(Losses) gains are impacted by the number of restaurants sold and changes in average gains or losses recognized, which relate to the specific sales and cash flows of those restaurants. In 2016 and 2015, (losses) gains on the sale of company-operated restaurants include additional gains of $1.0 million and $0.1 million, respectively, year-to-date, recognized upon the extension of the underlying franchise and lease agreements related to Jack in the Box restaurants sold in previous years. No additional gains were recognized during the quarter in either year. Refer to Note 3, Summary of Refranchisings, Franchisee Development and Acquisitions, of the Notes to the Condensed Consolidated Financial Statements for additional information regarding these (losses) gains.
Interest Expense, Net
Interest expense, net is comprised of the following (in thousands):

	Quarter		Year-to-date
	April 10, 2016	April 12, 2015	April 10, 2016	April 12, 2015
Interest expense	$7,125	$4,288	$15,356	$9,692
Interest income	(214)	(68)	(270)	(259)
Interest expense, net	$6,911	$4,220	$15,086	$9,433
Interest expense, net increased $2.7 million in the quarter and $5.7 million year-to-date compared with a year ago due to higher average borrowings and to a lesser extent, higher average interest rates.
Income Taxes
The tax rate in 2016 was 36.7% in the quarter and 37.2% year-to-date, compared with 37.9% and 36.8%, respectively, a year ago. The major components of the year-over-year change in tax rates were an increase in the Company’s state tax rate and the timing and amounts of gains or losses on insurance products used to fund certain non-qualified retirement plans which are excluded from taxable income. We expect the fiscal year tax rate to be approximately 38%. The final annual tax rate cannot be determined until the end of the fiscal year; therefore, the actual 2016 rate could differ from our current estimates.

Losses from Discontinued Operations, Net
As described in Note 2, Discontinued Operations, in the Notes to Condensed Consolidated Financial Statements, the results of operations from our distribution business and the 2013 Qdoba Closures have been reported as discontinued operations for all periods presented.
Losses from discontinued operations, net of tax are as follows for each discontinued operation (in thousands):

	Quarter		Year-to-date
	April 10, 2016	April 12, 2015	April 10, 2016	April 12, 2015
Distribution business	$3	$(44)	$24	$(80)
2013 Qdoba Closures	(349)	(313)	(1,046)	(1,540)
	$(346)	$(357)	$(1,022)	$(1,620)
In all periods presented, losses from discontinued operations incurred in connection with the 2013 Qdoba Closures primarily relate to unfavorable lease commitment adjustments.
Losses from discontinued operations reduced diluted earnings per share by the following in each period (earnings per share may not add due to rounding):

	Quarter		Year-to-date
	April 10, 2016	April 12, 2015	April 10, 2016	April 12, 2015
Distribution business	$—	$—	$—	$—
2013 Qdoba Closures	(0.01)	(0.01)	(0.03)	(0.04)
	$(0.01)	$(0.01)	$(0.03)	$(0.04)

LIQUIDITY AND CAPITAL RESOURCES
General
Our primary sources of short-term and long-term liquidity are expected to be cash flows from operations and our revolving bank credit facility.
We generally reinvest available cash flows from operations to develop new restaurants or enhance existing restaurants, to reduce debt, to repurchase shares of our common stock, and to pay cash dividends. Our cash requirements consist principally of:

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
Cash Flows
The table below summarizes our cash flows from operating, investing and financing activities (in thousands):

	Year-to-date
	April 10, 2016	April 12, 2015
Total cash provided by (used in):
Operating activities	$80,453	$90,920
Investing activities	(45,158)	(28,584)
Financing activities	(44,252)	(62,539)
Effect of exchange rate changes	13	11
Net decrease in cash and cash equivalents	$(8,944)	$(192)
Operating Activities. Operating cash flows in 2016 decreased $10.5 million compared with a year ago primarily due to a $32.1 million increase in income tax payments as we did not receive a tax benefit in the current year as a result of a fixed asset cost segregation study, which benefited the prior year, and due to a reduction in tax benefits associated with stock-based compensation. The increase in income tax payments was partially offset by an increase of $14.7 million in beverage funding in the current year due to timing of receipt, and an increase in net earnings in 2016.
Investing Activities. Cash used in investing activities in 2016 increased $16.6 million compared with a year ago due primarily to an increase in capital expenditures and a decrease in collections on notes receivable, partially offset by an increase in proceeds from assets held for sale and leaseback.

Capital Expenditures — The composition of capital expenditures in each period follows (in thousands):

	Year-to-date
	April 10, 2016	April 12, 2015
Jack in the Box:
Restaurant facility expenditures	$14,489	$12,106
New restaurants	6,213	2,699
Other, including information technology	286	342
	20,988	15,147
Qdoba:
New restaurants	23,198	8,663
Restaurant facility expenditures	2,661	2,038
Other, including information technology	2,363	2,008
	28,222	12,709
Shared Services:
Information technology	1,927	3,222
Other, including facility improvements	161	1,881
	2,088	5,103

Consolidated capital expenditures	$51,298	$32,959
Our capital expenditure program includes, among other things, investments in new locations and equipment, restaurant remodeling, and information technology enhancements. Capital expenditures increased $18.3 million compared to a year ago primarily resulting from an increase in spending related to building new Qdoba and Jack in the Box restaurants. We expect fiscal 2016 capital expenditures to be approximately $100-$120 million. In fiscal 2016, we plan for 50 to 60 Qdoba restaurants to open, of which approximately half are expected to be company-operated locations. Additionally, we plan for approximately 20 Jack in the Box restaurants to open in fiscal 2016, of which four are expected to be company-operated locations.
Sale of Company-Operated Restaurants — We continue to expand franchise ownership in the Jack in the Box system primarily through the sale of company-operated restaurants to franchisees. The following table details proceeds received in connection with our refranchising activities in each period (dollars in thousands):

	Year-to-date
	April 10, 2016	April 12, 2015
Number of restaurants sold to Jack in the Box franchisees	1	21

Total proceeds	$1,021	$2,630
Proceeds in 2016 and 2015 include additional gains of $1.0 million and $0.1 million, respectively, year-to-date, recognized upon the extension of the underlying franchise and lease agreements related to Jack in the Box restaurants sold in previous years. For additional information, refer to Note 3, Summary of Refranchisings, Franchisee Development and Acquisitions, of the Notes to Condensed Consolidated Financial Statements.
Assets Held for Sale and Leaseback — We use sale and leaseback financing to limit the initial cash investment in our restaurants to the cost of the equipment, whenever possible. During 2016, we exercised our right of first refusal related to three leased properties which we intend to sell and leaseback within the next 12 months. In 2015, we did not sell and leaseback any properties. The following table summarizes the cash flow activity related to sale and leaseback transactions in each period (dollars in thousands):

	Year-to-date
	April 10, 2016	April 12, 2015
Number of restaurants sold and leased back	5	—

Proceeds from sale and leaseback transactions	$7,748	$—
Purchases of assets intended for sale and leaseback	$(5,581)	$(5,355)

As of April 10, 2016, we had investments of $19.4 million relating to eight restaurant properties that we expect to sell and leaseback during the next 12 months.
Financing Activities. Cash flows used in financing activities in 2016 decreased $18.3 million compared with a year ago primarily due to an increase in our borrowings on our credit facility, partially offset by an increase in cash used to repurchase shares of our common stock, a decrease in excess tax benefits from share based compensation arrangements and a decrease in proceeds from issuance of our common stock.
Credit Facility — Our credit facility consists of (i) a $900.0 million revolving credit agreement and (ii) a $300.0 million term loan. Both the revolving credit agreement and the term loan have maturity dates of March 19, 2019. As part of the credit agreement, we may also request the issuance of up to $75.0 million in letters of credit, the outstanding amount of which reduces our net borrowing capacity under the agreement. At April 10, 2016, we had $288.3 million outstanding under the term loan, borrowings under the revolving credit agreement of $628.0 million and letters of credit outstanding of $25.2 million.
The interest rate on the credit facility is based on our leverage ratio and can range from London Interbank Offered Rate (“LIBOR”) plus 1.25% to 2.00% with no floor. The current interest rate is LIBOR plus 2.00%.
We are subject to a number of customary covenants under our credit facility, including limitations on additional borrowings, acquisitions, loans to franchisees, lease commitments, stock repurchases, dividend payments and requirements to maintain certain financial ratios. We were in compliance with all covenants as of April 10, 2016.
Interest Rate Swaps — To reduce our exposure to rising interest rates under our credit facility, we consider interest rate swaps. In April 2014, we entered into nine forward-starting interest rate swap agreements that effectively convert $300.0 million of our variable rate borrowings to a fixed rate basis from October 2014 through October 2018. In June 2015, we entered into eleven forward-starting interest rate swap agreements that effectively convert an additional $200.0 million of our variable rate borrowings and future expected variable rate borrowings to a fixed rate from October 2015 through October 2018, and $500.0 million from October 2018 through October 2022. For additional information, refer to Note 5, Derivative Instruments, of the Notes to Condensed Consolidated Financial Statements and Item 3, Quantitative and Qualitative Disclosures About Market Risk, of this Report.
Repurchases of Common Stock — During year-to-date 2016, we repurchased 3.5 million common shares at an aggregate cost of $250.0 million, compared with 2.1 million common shares at an aggregate cost of $176.6 million in 2015. As of April 10, 2016, there was $50.0 million remaining under a stock-buyback program which expires in November 2017.
Dividends — During year-to-date 2016, the Board of Directors declared two cash dividends of $0.30 per common share each, which totaled $20.8 million. Future dividends are subject to approval by our Board of Directors.
Off-Balance Sheet Arrangements
We have entered into certain off-balance sheet contractual obligations and commitments in the ordinary course of business, which are recognized in our Condensed Consolidated Financial Statements in accordance with U.S. generally accepted accounting principles. There has been no material change in these arrangements as disclosed in our Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our Annual Report on Form 10-K for the fiscal year ended September 27, 2015. We are not a party to any other off-balance sheet arrangements that have, or are reasonably likely to have, a current or future material effect on our financial condition, changes in financial condition, results of operations, liquidity, capital expenditures or capital resources.
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
NEW ACCOUNTING PRONOUNCEMENTS
Refer to Note 1, Basis of Presentation, of the Notes to Condensed Consolidated Financial Statements.

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

•
Our plan to increase the percentage of franchise restaurants to over 90% is subject to risks and uncertainties, and we may not achieve reductions in costs at the rate we desire. We may not be able to identify franchisee candidates with appropriate experience and financial resources or to negotiate mutually acceptable agreements with potential franchisees. Our franchisee candidates may not be able to obtain financing at acceptable rates and terms. We may not be able to increase the percentage of franchised restaurants at the rate we desire or achieve the ownership mix of franchise to company-operated restaurants that we desire.

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

•
In recent years, we have identified strategies and taken steps to reduce operating costs to align with the increased Jack in the Box franchise ownership and to further integrate Jack in the Box and Qdoba brand systems. The ability to evaluate, identify and implement operating cost reductions through these initiatives is subject to risks and uncertainties, and we cannot assure that these activities, or any other activities that we may undertake in the future, will achieve the desired cost savings and efficiencies.

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

These and other factors are identified and described in more detail in our filings with the Securities and Exchange Commission, including, but not limited to: the “Discussion of Critical Accounting Estimates,” and other sections in this Form 10-Q and the “Risk Factors” section of our most recent Annual Report on Form 10-K for the fiscal year ended September 27, 2015 (“Form 10-K”). These documents may be read free of charge on the SEC’s website at www.sec.gov. Potential investors are urged to consider these factors, more fully described in our Form 10-K, carefully in evaluating any forward-looking statements, and are cautioned not to place undue reliance on the forward-looking statements. All forward-looking statements are made only as of the date issued, and we do not undertake any obligation to update any forward-looking statements.

ITEM 3.        QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Our primary exposure to risks relating to our financial instruments is changes in interest rates. Our credit facility is comprised of a revolving credit facility and a term loan, bearing interest at a rate equal to the prime rate or LIBOR plus an applicable margin based on a financial leverage ratio. As of April 10, 2016, the applicable margin for the LIBOR-based revolving loans and term loan was set at 2.00%.
We use interest rate swap agreements to reduce exposure to interest rate fluctuations. In April 2014, we entered into nine forward-starting interest rate swap agreements that effectively convert $300.0 million of our variable rate borrowings to a fixed rate basis from October 2014 through October 2018. In June 2015, we entered into eleven forward-starting interest rate swap agreements that effectively convert an additional $200.0 million of our variable rate borrowings, and future expected variable rate borrowings, to a fixed rate from October 2015 through October 2018, and $500.0 million from October 2018 through October 2022. Based on the applicable margin in effect as of April 10, 2016, these twenty interest rate swaps would yield average fixed rates of 3.18%, 3.90%, 4.41%, 4.62%, 4.89%, 5.07%, 5.17% in years two through eight, respectively. For additional information related to our interest rate swaps, refer to Note 5, Derivative Instruments, of the Notes to Condensed Consolidated Financial Statements.
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

ITEM 4.        CONTROLS AND PROCEDURES
Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures
Based on an evaluation of the Company’s disclosure controls and procedures (as defined in Rules 13a - 15 and 15d - 15 of the Securities Exchange Act of 1934, as amended), as of the end of the Company’s quarter ended April 10, 2016, the Company’s Chief Executive Officer and Chief Financial Officer (its principal executive officer and principal financial officer, respectively) have concluded that the Company’s disclosure controls and procedures were effective.

Changes in Internal Control over Financial Reporting
There have been no changes in the Company’s internal control over financial reporting that occurred during the Company’s fiscal quarter ended April 10, 2016 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.
PART II. OTHER INFORMATION
There is no information required to be reported for any items under Part II, except as follows:

ITEM 1.        LEGAL PROCEEDINGS
See Note 12, Contingencies and Legal Matters, of the Notes to Condensed Consolidated Financial Statements for a discussion of our contingencies and legal matters.

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
Stock Repurchases — During fiscal 2016, we repurchased 3.5 million common shares at an aggregate cost of $250.0 million. As of April 10, 2016, there was $50.0 million remaining under a stock-buyback program which expires in November 2017.
The following table summarizes common shares repurchased during the quarter ended April 10, 2016. The average price paid per common share in column (b) below does not include the cost of brokerage fees.

	(a) Total number of shares purchased	(b) Average price paid per share	(c) Total number of shares purchased as part of publicly announced programs	(d) Maximum dollar value that may yet be purchased under these programs
				$200,025,552
January 18, 2016 - February 14, 2016	—	$—	—	$200,025,552
February 15, 2016 - March 13, 2016	2,177,051	$68.88	149,999,906	$50,025,646
March 14, 2016 - April 10, 2016	—	$—	—	$50,025,646
Total	2,177,051	$—	149,999,906

ITEM 3.        DEFAULTS UPON SENIOR SECURITIES
None.
ITEM 4.        MINE SAFETY DISCLOSURES
Not applicable.
ITEM 5.    OTHER INFORMATION
None.
ITEM 6.    EXHIBITS

Number	Description	Form	Filed with SEC
3.1	Restated Certificate of Incorporation, as amended, dated September 21, 2007	10-K	11/20/2009
3.1.1	Certificate of Amendment of Restated Certificate of Incorporation, dated September 21, 2007	8-K	9/24/2007
3.2	Amended and Restated Bylaws, dated August 7, 2013	10-Q	8/8/2013
10.8.15*	Form of Restricted Stock Unit Grant Agreement for Non-Employee Directors under the 2004 Stock Incentive Plan	10-Q	Filed herewith
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	—	Filed herewith
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	—	Filed herewith
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	—	Filed herewith
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	—	Filed herewith
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document
* Management contract or compensatory plan.
SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

JACK IN THE BOX INC.

By:	/S/ JERRY P. REBEL
Jerry P. Rebel
Executive Vice President and Chief Financial Officer (principal financial officer) (Duly Authorized Signatory)
Date: May 12, 2016