Form 10-Q
period 2016-07-03
JACK IN THE BOX INC /NEW/
filed 2016-08-04
CIK 807882

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
 ____________________________________________________
FORM 10-Q
 _______________________________________________________________________________________
QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended July 3, 2016
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
Yes  ☐    No  ☑
As of the close of business July 29, 2016, 32,678,688 shares of the registrant’s common stock were outstanding.

JACK IN THE BOX INC. AND SUBSIDIARIES

PART I. FINANCIAL INFORMATION

ITEM 1.        CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JACK IN THE BOX INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share data)
(Unaudited)

	July 3, 2016	September 27, 2015
ASSETS
Current assets:
Cash and cash equivalents	$6,647	$17,743
Accounts and other receivables, net	61,990	47,975
Inventories	7,933	7,376
Prepaid expenses	38,064	16,240
Assets held for sale	19,546	15,516
Other current assets	2,073	3,106
Total current assets	136,253	107,956
Property and equipment, at cost	1,592,049	1,563,377
Less accumulated depreciation and amortization	(874,562)	(835,114)
Property and equipment, net	717,487	728,263
Intangible assets, net	14,177	14,765
Goodwill	149,007	149,027
Other assets, net	274,590	303,968
	$1,291,514	$1,303,979
LIABILITIES AND STOCKHOLDERS’ (DEFICIT) EQUITY
Current liabilities:
Current maturities of long-term debt	$26,286	$26,677
Accounts payable	21,289	32,137
Accrued liabilities	173,764	170,575
Total current liabilities	221,339	229,389
Long-term debt, net of current maturities	869,982	688,579
Other long-term liabilities	367,668	370,058
Stockholders’ (deficit) equity:
Preferred stock $0.01 par value, 15,000,000 shares authorized, none issued	—	—
Common stock $0.01 par value, 175,000,000 shares authorized, 81,428,150 and 81,096,156 issued, respectively	814	811
Capital in excess of par value	421,195	402,986
Retained earnings	1,377,565	1,316,119
Accumulated other comprehensive loss	(145,616)	(132,530)
Treasury stock, at cost, 48,765,738 and 45,314,529 shares, respectively	(1,821,433)	(1,571,433)
Total stockholders’ (deficit) equity	(167,475)	15,953
	$1,291,514	$1,303,979
See accompanying notes to condensed consolidated financial statements.

JACK IN THE BOX INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS
(In thousands, except per share data)
(Unaudited)

	Quarter		Year-to-date
	July 3, 2016	July 5, 2015	July 3, 2016	July 5, 2015
Revenues:
Company restaurant sales	$278,829	$270,655	$903,842	$891,455
Franchise rental revenues	52,878	52,375	175,218	174,036
Franchise royalties and other	37,231	36,476	121,852	120,758
	368,938	359,506	1,200,912	1,186,249
Operating costs and expenses, net:
Company restaurant costs:
Food and packaging	81,825	82,649	272,802	279,790
Payroll and employee benefits	76,910	72,896	250,954	241,648
Occupancy and other	59,118	56,103	196,344	187,602
Total company restaurant costs	217,853	211,648	720,100	709,040
Franchise occupancy expenses	38,848	39,087	128,475	130,821
Franchise support and other costs	3,654	3,449	12,423	11,915
Selling, general and administrative expenses	42,768	50,986	155,535	166,553
Impairment and other charges, net	10,519	3,758	14,598	8,068
(Gains) losses on the sale of company-operated restaurants	(409)	183	(1,224)	4,353
	313,233	309,111	1,029,907	1,030,750
Earnings from operations	55,705	50,395	171,005	155,499
Interest expense, net	7,613	4,504	22,699	13,937
Earnings from continuing operations and before income taxes	48,092	45,891	148,306	141,562
Income taxes	17,308	17,528	54,597	52,739
Earnings from continuing operations	30,784	28,363	93,709	88,823
Losses from discontinued operations, net of income tax benefit	(595)	(1,532)	(1,617)	(3,152)
Net earnings	$30,189	$26,831	$92,092	$85,671

Net earnings per share - basic:
Earnings from continuing operations	$0.94	$0.76	$2.75	$2.34
Losses from discontinued operations	(0.02)	(0.04)	(0.05)	(0.08)
Net earnings per share (1)	$0.92	$0.72	$2.70	$2.26
Net earnings per share - diluted:
Earnings from continuing operations	$0.93	$0.75	$2.72	$2.30
Losses from discontinued operations	(0.02)	(0.04)	(0.05)	(0.08)
Net earnings per share (1)	$0.91	$0.71	$2.67	$2.22

Weighted-average shares outstanding:
Basic	32,642	37,106	34,073	37,980
Diluted	33,016	37,661	34,469	38,630

Cash dividends declared per common share	$0.30	$0.30	$0.90	$0.70
____________________________

(1)	Earnings per share may not add due to rounding.
See accompanying notes to condensed consolidated financial statements.

JACK IN THE BOX INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In thousands)
(Unaudited)

	Quarter		Year-to-date
	July 3, 2016	July 5, 2015	July 3, 2016	July 5, 2015
Net earnings	$30,189	$26,831	$92,092	$85,671
Cash flow hedges:
Net change in fair value of derivatives	(7,825)	(5,027)	(28,008)	(11,699)
Net loss reclassified to earnings	860	461	3,180	1,556
	(6,965)	(4,566)	(24,828)	(10,143)
Tax effect	2,696	1,748	9,610	3,883
	(4,269)	(2,818)	(15,218)	(6,260)
Unrecognized periodic benefit costs:
Actuarial losses and prior service costs reclassified to earnings	1,050	2,276	3,498	7,587
Tax effect	(408)	(872)	(1,355)	(2,905)
	642	1,404	2,143	4,682
Other:
Foreign currency translation adjustments	2	(72)	(19)	(56)
Tax effect	—	24	8	19
	2	(48)	(11)	(37)

Other comprehensive loss, net of tax	(3,625)	(1,462)	(13,086)	(1,615)

Comprehensive income	$26,564	$25,369	$79,006	$84,056
See accompanying notes to condensed consolidated financial statements.

JACK IN THE BOX INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Year-to-date
	July 3, 2016	July 5, 2015
Cash flows from operating activities:
Net earnings	$92,092	$85,671
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	70,314	68,205
Deferred finance cost amortization	2,049	1,690
Excess tax benefits from share-based compensation arrangements	(3,822)	(17,781)
Deferred income taxes	15,672	(4,046)
Share-based compensation expense	9,220	10,041
Pension and postretirement expense	10,374	14,423
Gains on cash surrender value of company-owned life insurance	(5,008)	(1,960)
(Gains) losses on the sale of company-operated restaurants	(1,224)	4,353
Losses on the disposition of property and equipment	2,295	1,074
Impairment charges and other	2,928	4,813
Changes in assets and liabilities:
Accounts and other receivables	(16,333)	(6,895)
Inventories	(557)	33
Prepaid expenses and other current assets	(7,677)	20,760
Accounts payable	(7,466)	690
Accrued liabilities	1,534	4,215
Pension and postretirement contributions	(14,700)	(14,359)
Other	(2,992)	(5,782)
Cash flows provided by operating activities	146,699	165,145
Cash flows from investing activities:
Purchases of property and equipment	(74,971)	(54,832)
Purchases of assets intended for sale and leaseback	(5,593)	(8,323)
Proceeds from the sale and leaseback of assets	7,748	—
Proceeds from the sale of company-operated restaurants	1,434	2,651
Collections on notes receivable	3,237	5,648
Acquisition of franchise-operated restaurants	324	—
Other	51	1,888
Cash flows used in investing activities	(67,770)	(52,968)
Cash flows from financing activities:
Borrowings on revolving credit facilities	576,000	742,000
Repayments of borrowings on revolving credit facilities	(376,000)	(698,000)
Proceeds from issuance of debt	—	300,000
Principal repayments on debt	(19,651)	(198,217)
Debt issuance costs	—	(1,942)
Dividends paid on common stock	(30,513)	(26,556)
Proceeds from issuance of common stock	5,093	14,590
Repurchases of common stock	(250,000)	(254,668)
Excess tax benefits from share-based compensation arrangements	3,822	17,781
Change in book overdraft	1,213	—
Cash flows used in financing activities	(90,036)	(105,012)
Effect of exchange rate changes on cash and cash equivalents	11	(37)
Net (decrease) increase in cash and cash equivalents	(11,096)	7,128
Cash and cash equivalents at beginning of period	17,743	10,578
Cash and cash equivalents at end of period	$6,647	$17,706

See accompanying notes to condensed consolidated financial statements.

JACK IN THE BOX INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1.    BASIS OF PRESENTATION
Nature of operations — Founded in 1951, Jack in the Box Inc. (the “Company”) operates and franchises Jack in the Box® quick-service restaurants and Qdoba Mexican Eats® (“Qdoba”) fast-casual restaurants. The following table summarizes the number of restaurants as of the end of each period:

	July 3, 2016	July 5, 2015
Jack in the Box:
Company-operated	415	413
Franchise	1,839	1,835
Total system	2,254	2,248
Qdoba:
Company-operated	344	314
Franchise	344	334
Total system	688	648
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
In our 2015 Form 10-K, on our consolidated statements of earnings, we began to separately state our franchise revenues derived from rentals and those derived from royalties and other. To provide clarity, we additionally separately stated the associated rental expense, and depreciation and amortization related to the rental income received from franchisees. For comparison purposes, we have reclassified prior year franchise revenue and franchise costs line items to reflect the new method of presentation in our accompanying condensed consolidated statements of earnings.
Fiscal year — Our fiscal year is 52 or 53 weeks ending the Sunday closest to September 30. Fiscal year 2016 includes 53 weeks, while fiscal year 2015 includes 52 weeks. Our first quarter includes 16 weeks and all other quarters include 12 weeks, with the exception of the fourth quarter of fiscal 2016, which includes 13 weeks. All comparisons between 2016 and 2015 refer to the 12-weeks (“quarter”) and 40-weeks (“year-to-date”) ended July 3, 2016 and July 5, 2015, respectively, unless otherwise indicated.

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
In 2016 and 2015, results of discontinued operations were immaterial for both periods. Our liability for lease commitments related to our distribution centers is included in accrued liabilities and other long-term liabilities, and was $0.1 million and $0.2 million as of July 3, 2016 and September 27, 2015, respectively. The lease commitment balances relate to one distribution center lease that expires in fiscal 2017 and is currently subleased at a loss.
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
The following table summarizes the results related to the 2013 Qdoba Closures for each period (in thousands):

	Quarter		Year-to-date
	July 3, 2016	July 5, 2015	July 3, 2016	July 5, 2015
Unfavorable lease commitment adjustments	$(675)	$(1,749)	$(2,143)	$(3,945)
Bad debt expense related to subtenants	(225)	(311)	(349)	(311)
Ongoing facility related costs	(2)	(37)	(72)	(164)
Broker commissions	—	(58)	(21)	(200)
Loss before income tax benefit	$(902)	$(2,155)	$(2,585)	$(4,620)
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
Our liability for lease commitments related to the 2013 Qdoba Closures is included in accrued liabilities and other long-term liabilities, and changed as follows in 2016 (in thousands):

Balance as of September 27, 2015	$4,256
Adjustments (1)	2,143
Cash payments	(2,965)
Balance as of July 3, 2016 (2)	$3,434
____________________________

(1)	Adjustments relate to revisions to certain sublease and cost assumptions due to changes in market conditions, as well as a charge to terminate one lease agreement, and includes interest expense.

(2)	The weighted average remaining lease term related to these commitments is approximately three years.

JACK IN THE BOX INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

3.	SUMMARY OF REFRANCHISINGS, FRANCHISEE DEVELOPMENT AND ACQUISITIONS
Refranchisings and franchisee development — The following is a summary of the number of restaurants sold to franchisees, the number of restaurants developed by franchisees, and the related fees and gains (losses) recognized (dollars in thousands):

	Quarter		Year-to-date
	July 3, 2016	July 5, 2015	July 3, 2016	July 5, 2015
Restaurants sold to Jack in the Box franchisees	—	—	1	21
New restaurants opened by franchisees:
Jack in the Box	4	1	9	12
Qdoba	1	4	11	15

Initial franchise fees	$205	$130	$710	$1,113

Proceeds from the sale of company-operated restaurants (1)	$413	$21	$1,434	$2,651
Net assets sold (primarily property and equipment)	—	(204)	(196)	(2,638)
Goodwill related to the sale of company-operated restaurants	(5)	—	(15)	(32)
Other (2)	1	—	1	(4,334)
Gains (losses) on the sale of company-operated restaurants	$409	$(183)	$1,224	$(4,353)
____________________________

(1)
Amounts in 2016 and 2015 include additional proceeds recognized upon the extension of the underlying franchise and lease agreements related to restaurants sold in a prior year of $0.4 million and $0.1 million, respectively, in the quarter, and $1.4 million and $0.2 million, respectively, year-to-date.

(2)
Amounts in 2015 include lease commitment charges related to restaurants closed in connection with the sale of the related market, and charges for operating restaurant leases with lease commitments in excess of our sublease rental income.

Franchise acquisitions — During year-to-date 2016 and 2015, we acquired one and seven Jack in the Box franchise restaurants, respectively. We account for the acquisition of franchised restaurants using the acquisition method of accounting for business combinations. The purchase price allocations were based on fair value estimates determined using significant unobservable inputs (Level 3). In all periods presented, acquisitions were not material to our condensed consolidated financial statements.

JACK IN THE BOX INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

4.	FAIR VALUE MEASUREMENTS
Financial assets and liabilities — The following table presents our financial assets and liabilities measured at fair value on a recurring basis (in thousands):

	Total	Quoted Prices in Active Markets for Identical Assets (3) (Level 1)	Significant Other Observable Inputs (3) (Level 2)	Significant Unobservable Inputs (3) (Level 3)
Fair value measurements as of July 3, 2016:
Non-qualified deferred compensation plan (1)	$(37,287)	$(37,287)	$—	$—
Interest rate swaps (Note 5) (2)	(51,202)	—	(51,202)	—
Total liabilities at fair value	$(88,489)	$(37,287)	$(51,202)	$—
Fair value measurements as of September 27, 2015:
Non-qualified deferred compensation plan (1)	$(35,003)	$(35,003)	$—	$—
Interest rate swaps (Note 5) (2)	(26,374)	—	(26,374)	—
Total liabilities at fair value	$(61,377)	$(35,003)	$(26,374)	$—

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
The fair values of our debt instruments are based on the amount of future cash flows associated with each instrument discounted using our borrowing rate. At July 3, 2016, the carrying value of all financial instruments was not materially different from fair value, as the borrowings are prepayable without penalty. The estimated fair values of our capital lease obligations approximated their carrying values as of July 3, 2016.
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
In connection with our impairment reviews performed during 2016, we recorded an impairment charge of $0.6 million related to one underperforming Qdoba restaurant which is currently held for use. No other fair value adjustments were required. Refer to Note 6, Impairment and Other Charges, Net for additional information regarding impairment charges.

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
Financial position — The following derivative instruments were outstanding as of the end of each period (in thousands):

	Balance Sheet Location	Fair Value
		July 3, 2016	September 27, 2015
Derivatives designated as cash flow hedging instruments:
Interest rate swaps (Note 4)	Accrued liabilities	$(5,237)	$(3,379)
Interest rate swaps (Note 4)	Other long-term liabilities	(45,965)	(22,995)
Total derivatives		$(51,202)	$(26,374)
Financial performance — The following is a summary of the OCI activity related to our interest rate swap derivative instruments (in thousands):

	Location of Loss in Income	Quarter		Year-to-date
		July 3, 2016	July 5, 2015	July 3, 2016	July 5, 2015
Loss recognized in OCI	N/A	$(7,825)	$(5,027)	$(28,008)	$(11,699)
Loss reclassified from accumulated OCI into net earnings	Interest expense, net	$860	$461	$3,180	$1,556
Amounts reclassified from accumulated OCI into interest expense represent payments made to the counterparties for the effective portions of the interest rate swaps. During the periods presented, our interest rate swaps had no hedge ineffectiveness.

6.	IMPAIRMENT AND OTHER CHARGES, NET
Impairment and other charges, net in the accompanying condensed consolidated statements of earnings is comprised of the following (in thousands):

	Quarter		Year-to-date
	July 3, 2016	July 5, 2015	July 3, 2016	July 5, 2015
Restructuring costs	$7,744	$10	$7,744	$29
Costs of closed restaurants (primarily lease obligations) and other	914	886	2,489	2,645
Accelerated depreciation	673	2,610	1,531	4,749
Losses on the disposition of property and equipment, net	637	228	2,283	580
Restaurant impairment charges	551	24	551	65
	$10,519	$3,758	$14,598	$8,068
Restructuring costs — Restructuring charges in the third quarter of 2016 are the result of a plan to reduce our general and administrative costs. This plan includes a comprehensive review of our organizational structure, with management identifying cost saving initiatives from workforce reductions, relocation of our Qdoba corporate support center, refranchising initiatives, and information technology consolidation across both brands. Charges consist primarily of employee severance pay and facility closing costs.

JACK IN THE BOX INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

The following is a summary of our restructuring costs in both periods of 2016 (in thousands):

Employee severance and related costs	$6,487
Facility closing costs	847
Other	410
$7,744
Approximately $1.8 million and $4.4 million of the 2016 restructuring costs are related to our Jack in the Box and Qdoba restaurant operating segments, respectively, and approximately $1.5 million is related to shared services functions. We currently expect to incur $10.0 million to $13.0 million in pre-tax charges in connection with our restructuring plan during fiscal 2016. At this time, we are unable to estimate additional charges to be incurred subsequent to 2016.
As of July 3, 2016, $4.6 million in accrued severance costs are included in accrued liabilities.
Restaurant closing costs — Costs of closed restaurants primarily consist of future lease commitments and expected ancillary costs, net of anticipated sublease rentals. Accrued restaurant closing costs, included in accrued liabilities and other long-term liabilities, changed as follows during 2016 (in thousands):

Balance as of September 27, 2015	$9,707
Additions	310
Adjustments (1)	707
Interest expense	1,084
Cash payments	(4,044)
Balance as of July 3, 2016 (2)	$7,764
___________________________

(1)
Adjustments relate primarily to revisions of certain sublease and cost assumptions. Our estimates related to our future lease obligations, primarily the sublease income we anticipate, are subject to a high degree of judgment and may differ from actual sublease income due to changes in economic conditions, desirability of the sites and other factors.

(2)	The weighted average remaining lease term related to these commitments is approximately five years.
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
Restaurant impairment charges — When events and circumstances indicate that our long-lived assets might be impaired and their carrying amount is greater than the undiscounted cash flows we expect to generate from such assets, we recognize an impairment loss as the amount by which the carrying value exceeds the fair value of the assets. Impairment charges in 2016 and 2015 were not material to our condensed consolidated financial statements.

7.	INCOME TAXES
The 2016 income tax provisions reflect tax rates of 36.0% in the quarter and 36.8% year-to-date, compared with 38.2% and 37.3%, respectively, in 2015. In the quarter and year-to-date periods, the major components of the change in tax rates were the timing and amounts of gains or losses on insurance products used to fund certain non-qualified retirement plans which are excluded from taxable income, the impact of which was partially offset by an increase in the Company’s state tax rate. The quarter tax rates additionally reflect the completion of the federal and state income tax returns filed during their respective quarters and the conclusion of a state audit during the prior year quarter. The final annual tax rate cannot be determined until the end of the fiscal year; therefore, the actual 2016 rate could differ from our current estimates.
We file income tax returns in the United States and all state and local jurisdictions in which we operate that impose an income tax. The federal statute of limitations has not expired for fiscal years 2013 and forward. The statutes of limitations for California and Texas, which constitute the Company’s major state tax jurisdictions, have not expired for fiscal years 2011 and forward.

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
Net periodic benefit cost — The components of net periodic benefit cost in each period were as follows (in thousands):

	Quarter		Year-to-date
	July 3, 2016	July 5, 2015	July 3, 2016	July 5, 2015
Defined benefit pension plans:
Interest cost	$5,579	$5,237	$18,599	$17,457
Service cost	1,212	1,908	4,040	6,360
Expected return on plan assets	(5,020)	(5,370)	(16,735)	(17,901)
Actuarial loss (1)	943	2,172	3,144	7,240
Amortization of unrecognized prior service costs (1)	56	62	185	207
Net periodic benefit cost	$2,770	$4,009	$9,233	$13,363
Postretirement healthcare plans:
Interest cost	$292	$276	$972	$920
Actuarial loss (1)	51	42	169	140
Net periodic benefit cost	$343	$318	$1,141	$1,060
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
Future cash flows — Our policy is to fund our plans at or above the minimum required by law. As of January 1, 2015, the date of our last actuarial funding valuation, there was no minimum contribution funding requirement. Details regarding 2016 contributions are as follows (in thousands):

	Defined Benefit Pension Plans	Postretirement Healthcare Plans
Net year-to-date contributions	$13,738	$962
Remaining estimated net contributions during fiscal 2016	$ 65,700 to 85,700	$400
We continue to evaluate contributions to our qualified defined benefit pension plan based on changes in pension assets as a result of asset performance in the current market, the economic environment and regulatory fees. Based on our evaluations, we plan to accelerate $60.0 million to $80.0 million in pension plan contributions in the fourth quarter of 2016 to reduce our exposure to Pension Benefit Guaranty Corporation variable-rate premiums that are paid on the unfunded portion of our qualified pension plan liability.

JACK IN THE BOX INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

9.	SHARE-BASED COMPENSATION
We offer share-based compensation plans to attract, retain and motivate key officers, employees and non-employee directors. During year-to-date 2016, we granted the following shares related to our share-based compensation awards:

Nonvested stock units	140,794
Stock options	99,923
Performance share awards	32,970
The components of share-based compensation expense recognized in each period are as follows (in thousands):

	Quarter		Year-to-date
	July 3, 2016	July 5, 2015	July 3, 2016	July 5, 2015
Nonvested stock units	$745	$723	$4,472	$4,105
Stock options	316	585	2,039	2,139
Performance share awards	238	1,335	2,372	3,407
Nonvested stock awards	20	31	67	127
Deferred compensation for non-management directors	—	—	270	263
Total share-based compensation expense	$1,319	$2,674	$9,220	$10,041

10.	STOCKHOLDERS’ EQUITY
Repurchases of common stock — During year-to-date 2016, we repurchased 3.5 million common shares at an aggregate cost of $250.0 million. As of July 3, 2016, there was $150.0 million remaining under stock-buyback programs which expire in November 2017.
Dividends — During year-to-date 2016, the Board of Directors declared three cash dividends of $0.30 per common share which were paid on June 7, 2016, March 14, 2016 and December 22, 2015 to shareholders of record as of the close of business on May 24, 2016, March 1, 2016 and December 9, 2015, respectively, and totaled $30.7 million. Future dividends are subject to approval by our Board of Directors.

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

The following table reconciles basic weighted-average shares outstanding to diluted weighted-average shares outstanding (in thousands):

	Quarter		Year-to-date
	July 3, 2016	July 5, 2015	July 3, 2016	July 5, 2015
Weighted-average shares outstanding – basic	32,642	37,106	34,073	37,980
Effect of potentially dilutive securities:
Stock options	145	213	161	301
Nonvested stock awards and units	176	196	182	197
Performance share awards	53	146	53	152
Weighted-average shares outstanding – diluted	33,016	37,661	34,469	38,630
Excluded from diluted weighted-average shares outstanding:
Antidilutive	170	99	176	85
Performance conditions not satisfied at the end of the period	61	23	61	17

JACK IN THE BOX INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

12.	CONTINGENCIES AND LEGAL MATTERS
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
Other legal matters — In addition to the matter described above, we are subject to normal and routine litigation brought by former, current or prospective employees, customers, franchisees, vendors, landlords, shareholders or others. We intend to defend ourselves in any such matters. Some of these matters may be covered, at least in part, by insurance. Our insurance liability (undiscounted) and reserves are established in part by using independent actuarial estimates of expected losses for reported claims and for estimating claims incurred but not reported. Our estimated liability for general liability and workers’ compensation claims, which exceeded our self-insurance retention limits by $25.8 million as of September 27, 2015, was reduced by $21.7 million in 2016 due to a judgment paid by our insurance providers. We expect to be fully covered by our insurance providers for any amounts that may exceed our self-insurance retention limits during fiscal 2016. We believe that the ultimate determination of liability in connection with legal claims pending against us, if any, in excess of amounts already provided for such matters in the condensed consolidated financial statements, will not have a material adverse effect on our business, our annual results of operations, liquidity or financial position; however, it is possible that our business, results of operations, liquidity, or financial condition could be materially affected in a particular future reporting period by the unfavorable resolution of one or more matters or contingencies during such period.

13.	SEGMENT REPORTING
Our principal business consists of developing, operating and franchising our Jack in the Box and Qdoba restaurant concepts, each of which we consider a reportable operating segment. This segment reporting structure reflects our current management structure, internal reporting method and financial information used in deciding how to allocate our resources. Based upon certain quantitative thresholds, each operating segment is considered a reportable segment.

JACK IN THE BOX INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

We measure and evaluate our segments based on segment revenues and earnings from operations. The reportable segments do not include an allocation of the costs related to shared services functions, such as accounting/finance, human resources, audit services, legal, tax and treasury; nor do they include unallocated costs such as pension expense, share-based compensation and restructuring expense. These costs are reflected in the caption “Shared services and unallocated costs.” The following table provides information related to our operating segments in each period (in thousands):

	Quarter		Year-to-date
	July 3, 2016	July 5, 2015	July 3, 2016	July 5, 2015
Revenues by segment:
Jack in the Box restaurant operations	$264,493	$263,339	$876,138	$884,734
Qdoba restaurant operations	104,445	96,167	324,774	301,515
Consolidated revenues	$368,938	$359,506	$1,200,912	$1,186,249
Earnings from operations by segment:
Jack in the Box restaurant operations	$69,528	$62,355	$218,364	$207,523
Qdoba restaurant operations	14,172	13,805	33,532	37,265
Shared services and unallocated costs	(28,404)	(25,582)	(82,115)	(84,936)
Gains (losses) on the sale of company-operated restaurants	409	(183)	1,224	(4,353)
Consolidated earnings from operations	55,705	50,395	171,005	155,499
Interest expense, net	7,613	4,504	22,699	13,937
Consolidated earnings from continuing operations and before income taxes	$48,092	$45,891	$148,306	$141,562
Total depreciation expense by segment:
Jack in the Box restaurant operations	$14,877	$14,737	$50,409	$49,051
Qdoba restaurant operations	4,536	3,864	14,403	13,179
Shared services and unallocated costs	1,401	1,573	4,936	5,445
Consolidated depreciation expense	$20,814	$20,174	$69,748	$67,675
We do not evaluate, manage or measure performance of segments using asset, interest income and expense, or income tax information; accordingly, this information by segment is not prepared or disclosed.
The following table provides detail of the change in the balance of goodwill for each of our reportable segments (in thousands):

	Jack in the Box	Qdoba	Total
Balance at September 27, 2015	$48,430	$100,597	$149,027
Disposals	(20)	—	(20)
Balance at July 3, 2016	$48,410	$100,597	$149,007
Refer to Note 3, Summary of Refranchisings, Franchisee Development and Acquisitions, for information regarding the transactions resulting in the changes in goodwill.

JACK IN THE BOX INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

14.	SUPPLEMENTAL CONSOLIDATED CASH FLOW INFORMATION (in thousands)

	Year-to-date
	July 3, 2016	July 5, 2015
Cash paid during the year for:
Interest, net of amounts capitalized	$(22,919)	$(13,433)
Income tax payments	$(33,453)	$(18,685)
Non-cash transactions:
Equipment capital lease obligations incurred	$702	$4,894
Decrease in accrued treasury stock repurchases	$—	$(3,112)
Increase in dividends accrued or converted to common stock equivalents	$163	$121
(Decrease) increase in obligations for purchases of property and equipment	$(4,882)	$53

JACK IN THE BOX INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

15.	SUPPLEMENTAL CONSOLIDATED BALANCE SHEET INFORMATION (in thousands)

	July 3, 2016	September 27, 2015
Accounts and other receivables, net:
Trade	$49,261	$36,990
Notes receivable	1,526	1,726
Other	13,980	10,814
Allowance for doubtful accounts	(2,777)	(1,555)
	$61,990	$47,975
Prepaid expenses:
Prepaid income taxes	$16,431	$7,645
Prepaid rent	14,404	318
Other	7,229	8,277
	$38,064	$16,240
Other assets, net:
Company-owned life insurance policies	$104,521	$99,513
Deferred tax assets	101,253	118,184
Deferred rent receivable	47,205	45,330
Other	21,611	40,941
	$274,590	$303,968
Accrued liabilities:
Payroll and related taxes	$46,002	$56,223
Insurance	38,237	35,370
Deferred rent	15,580	1,806
Advertising	12,024	20,692
Sales and property taxes	11,096	11,574
Deferred beverage funding	10,482	5,176
Gift card liability	5,273	4,608
Deferred franchise fees	1,165	1,198
Other	33,905	33,928
	$173,764	$170,575
Other long-term liabilities:
Defined benefit pension plans	$172,641	$180,476
Straight-line rent accrual	46,875	46,807
Other	148,152	142,775
	$367,668	$370,058

16.	SUBSEQUENT EVENTS

On July 28, 2016, the Board of Directors declared a cash dividend of $0.30 per common share, to be paid on August 29, 2016 to shareholders of record as of the close of business on August 16, 2016.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
GENERAL
All comparisons between 2016 and 2015 refer to the 12-weeks (“quarter”) and 40-weeks (“year-to-date”) ended July 3, 2016 and July 5, 2015, respectively, unless otherwise indicated.
For an understanding of the significant factors that influenced our performance during the quarterly and year-to-date periods ended July 3, 2016 and July 5, 2015, our Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) should be read in conjunction with the Condensed Consolidated Financial Statements and related Notes included in this Quarterly Report and our Annual Report on Form 10-K for the fiscal year ended September 27, 2015.
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

•
Franchise margin is defined as franchise rental revenues and franchise royalties and other, less franchise occupancy expenses, and franchise support and other costs, and is also presented as a percentage of franchise revenues.

Same-store sales, AUVs, restaurant margin, and franchise margin are not measurements determined in accordance with generally accepted accounting principles (“GAAP”) and should not be considered in isolation, or as an alternative, to income from operations, or other similarly titled measures of other companies.

OVERVIEW
As of July 3, 2016, we operated and franchised 2,254 Jack in the Box quick-service restaurants, primarily in the western and southern United States, including one in Guam, and 688 Qdoba fast-casual restaurants operating primarily throughout the United States as well as the District of Columbia and Canada.
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
The following summarizes the most significant events occurring in 2016, and certain trends compared to a year ago:

•
Same-Store Sales — Same-store sales declined 0.2% year-to-date at company-operated Jack in the Box restaurants compared with a year ago primarily driven by a decrease in traffic. Qdoba’s year-to-date same-store sales increase of 1.8% at company-operated restaurants compared with a year ago, was driven primarily by an increase in transactions, menu price increases, and catering growth.

•
Commodity Costs — Commodity costs decreased approximately 2.5% and 4.7% year-to-date at our Jack in the Box and Qdoba restaurants, respectively, in 2016 compared with a year ago. We expect our overall commodity costs in fiscal 2016 to decrease approximately 2-3% and 5% at our Jack in the Box and Qdoba restaurants, respectively. Beef represents the largest portion, or approximately 20%, of the Company’s overall commodity spend. We typically do not enter into fixed price contracts for our beef needs. For the full year, we currently expect beef costs to decrease approximately 15-20%.

•
Restaurant Margins — Our year-to-date consolidated company-operated restaurant margin decreased slightly in 2016 to 20.3% from 20.5% a year ago. Jack in the Box’s company-operated restaurant margin improved to 21.3% in 2016 from 20.8% in the prior year due primarily to lower costs for food and packaging and benefits of refranchising, partially offset by minimum wage increases in California that went into effect in January 2016, and by higher costs for equipment upgrades. Company-operated restaurant margins at our Qdoba restaurants decreased to 18.4% in 2016 from 19.8% a year ago primarily reflecting an increase in new restaurant activity and higher costs for equipment upgrades.

•
Jack in the Box Franchising Program — Year-to-date, franchisees opened a total of nine restaurants. In fiscal 2016, we expect to open approximately 20 Jack in the Box restaurants, the majority of which will be franchise locations. Our Jack in the Box system was 82% franchised as of July 3, 2016. We plan to increase franchise ownership of the Jack in the Box system to 90-95% by the end of the first quarter of fiscal 2018.

•
Qdoba New Unit Growth — Year-to-date, we opened 26 company-operated restaurants, and franchisees opened eleven restaurants. In fiscal 2016, we plan for the opening of 50 to 60 Qdoba restaurants, of which approximately 35 are expected to be company-operated restaurants.

•
Restructuring Costs — In 2016, we announced a plan to reduce our general and administrative costs. In connection with this plan, we have recorded $7.7 million of restructuring charges which are included in impairment and other costs, net in the accompanying Condensed Consolidated Statements of Earnings.

•
Return of Cash to Shareholders — Year-to-date, we returned cash to shareholders in the form of share repurchases and cash dividends. We repurchased 3.5 million shares of our common stock at an average price of $72.44 per share, totaling $250.0 million, including the costs of brokerage fees. We also declared dividends of $0.90 per common share totaling $30.7 million.

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
In 2016, we adopted an Accounting Standards Update which simplifies the presentation of deferred income taxes and requires deferred tax liabilities and assets to be classified as non-current in a classified statement of financial position. Upon adoption, we retrospectively applied the new standard which resulted in a $40.0 million reclassification of current deferred income taxes to other assets, net on our September 27, 2015 Condensed Consolidated Balance Sheet. Refer to Note 1, Basis of Presentation, in the Notes to Condensed Consolidated Financial Statements for more information.

RESULTS OF OPERATIONS
The following table presents certain income and expense items included in our Condensed Consolidated Statements of Earnings as a percentage of total revenues, unless otherwise indicated. Percentages may not add due to rounding.
CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS DATA

	Quarter		Year-to-date
	July 3, 2016	July 5, 2015	July 3, 2016	July 5, 2015
Revenues:
Company restaurant sales	75.6%	75.3%	75.3%	75.1%
Franchise rental revenues	14.3%	14.6%	14.6%	14.7%
Franchise royalties and other	10.1%	10.1%	10.1%	10.2%
Total revenues	100.0%	100.0%	100.0%	100.0%
Operating costs and expenses, net:
Company restaurant costs:
Food and packaging (1)	29.3%	30.5%	30.2%	31.4%
Payroll and employee benefits (1)	27.6%	26.9%	27.8%	27.1%
Occupancy and other (1)	21.2%	20.7%	21.7%	21.0%
Total company restaurant costs (1)	78.1%	78.2%	79.7%	79.5%
Franchise occupancy expenses (2)	73.5%	74.6%	73.3%	75.2%
Franchise support and other costs (3)	9.8%	9.5%	10.2%	9.9%
Selling, general and administrative expenses	11.6%	14.2%	13.0%	14.0%
Impairment and other charges, net	2.9%	1.0%	1.2%	0.7%
(Gains) losses on the sale of company-operated restaurants	(0.1)%	0.1%	(0.1)%	0.4%
Earnings from operations	15.1%	14.0%	14.2%	13.1%
Income tax rate (4)	36.0%	38.2%	36.8%	37.3%
____________________________

(1)	As a percentage of company restaurant sales.

(2)	As a percentage of franchise rental revenues.

(3)	As a percentage of franchise royalties and other.

(4)	As a percentage of earnings from continuing operations and before income taxes.

CHANGES IN SAME-STORE SALES

	Quarter		Year-to-date
	July 3, 2016	July 5, 2015	July 3, 2016	July 5, 2015
Jack in the Box:
Company	(0.2)%	5.5%	(0.2)%	5.4%
Franchise	1.5%	7.9%	1.3%	7.0%
System	1.1%	7.3%	0.9%	6.6%
Qdoba:
Company	1.0%	6.6%	1.8%	9.1%
Franchise	0.1%	9.0%	1.3%	11.4%
System	0.6%	7.7%	1.6%	10.2%

The following table summarizes the changes in the number and mix of Jack in the Box (“JIB”) and Qdoba company and franchise restaurants:

	July 3, 2016			July 5, 2015
	Company	Franchise	Total	Company	Franchise	Total
Jack in the Box:
Beginning of year	413	1,836	2,249	431	1,819	2,250
New	2	9	11	2	12	14
Refranchised	(1)	1	—	(21)	21	—
Acquired from franchisees	1	(1)	—	7	(7)	—
Closed	—	(6)	(6)	(6)	(10)	(16)
End of period	415	1,839	2,254	413	1,835	2,248
% of JIB system	18%	82%	100%	18%	82%	100%
Qdoba:
Beginning of year	322	339	661	310	328	638
New	26	11	37	8	15	23
Closed	(4)	(6)	(10)	(4)	(9)	(13)
End of period	344	344	688	314	334	648
% of Qdoba system	50%	50%	100%	48%	52%	100%
Consolidated:
Total system end of period	759	2,183	2,942	727	2,169	2,896
% of consolidated system	26%	74%	100%	25%	75%	100%
Jack in the Box Brand
Company Restaurant Operations
The following table presents Jack in the Box company restaurant sales, costs and margin, and restaurant costs and margin as a percentage of the related sales. Percentages may not add due to rounding (dollars in thousands):

	Quarter				Year-to-date
	July 3, 2016		July 5, 2015		July 3, 2016		July 5, 2015
Company restaurant sales	$179,458		$179,451		$595,401		$605,786
Company restaurant costs:
Food and packaging	51,893	28.9%	55,218	30.8%	179,142	30.1%	192,906	31.8%
Payroll and employee benefits	50,654	28.2%	49,599	27.6%	167,744	28.2%	167,227	27.6%
Occupancy and other	36,446	20.3%	35,115	19.6%	121,522	20.4%	119,797	19.8%
Total company restaurant costs	138,993	77.5%	139,932	78.0%	468,408	78.7%	479,930	79.2%
Restaurant margin	$40,465	22.5%	$39,519	22.0%	$126,993	21.3%	$125,856	20.8%

Jack in the Box company restaurant sales were flat in the quarter, and decreased $10.4 million year-to-date as compared with the prior year. In the quarter, the impact of lower AUVs was offset by an increase in the number of company restaurants compared with a year ago. Year-to-date, a decrease in the sales attributable to the execution of our refranchising strategy which includes the sale of restaurants to franchisees was partially offset by higher AUVs. The following table presents the approximate impact of these increases (decreases) on company restaurant sales (in thousands):

	Quarter	Year-to-date
Increase (decrease) in the average number of Jack in the Box company restaurants	$1,100	$(15,500)
Jack in the Box AUV (decrease) increase	(1,100)	5,100
Total change in company restaurant sales	$—	$(10,400)

Same-store sales at Jack in the Box company-operated restaurants decreased 0.2% in the quarter and year-to-date, primarily driven by a decline in transactions, partially offset by menu price increases. The following table summarizes the change in company-operated same-store sales:

	Quarter		Year-to-date
	July 3, 2016	July 5, 2015	July 3, 2016	July 5, 2015
Average check (1)	3.5%	3.9%	2.8%	3.9%
Transactions	(3.7)%	1.6%	(3.0)%	1.5%
Change in same-store sales	(0.2)%	5.5%	(0.2)%	5.4%
____________________________

(1)	Amounts in 2016 and 2015 include price increases of approximately 3.3% and 2.0%, respectively, in the quarter, and 3.1% and 2.1%, respectively, year-to-date.
Food and packaging costs as a percentage of company restaurant sales decreased to 28.9% in the quarter and 30.1% year-to-date in 2016, compared with 30.8% and 31.8%, respectively, in 2015, due to lower commodity costs, favorable product mix changes, and menu price increases. Commodity costs decreased 2.7% in the quarter, and 2.5% year-to-date due to lower costs for beef, and in the quarter, eggs, partially offset by higher costs for pork, produce, and year-to-date, eggs. Beef, our most significant commodity, decreased approximately 20% in both periods of 2016 versus last year while pork in the quarter, and eggs year-to-date, increased most significantly by approximately 28% and 20%, respectively. For fiscal 2016, we currently expect commodity costs to decrease approximately 2-3% at our Jack in the Box restaurants compared with fiscal 2015.
Payroll and employee benefit costs as a percentage of company restaurant sales increased to 28.2% in the quarter and year-to-date compared with 27.6% in both periods of 2015. In 2016, higher wages from minimum wage increases were partially offset by lower levels of incentive compensation driven by operating results, and the benefits of refranchising year-to-date.
As a percentage of company restaurant sales, occupancy and other costs increased to 20.3% in the quarter and 20.4% year-to-date in 2016, from 19.6% and 19.8%, respectively, a year ago due to higher costs for equipment upgrades, and maintenance and repair expenses, partially offset by lower costs for utilities and the benefits of refranchising year-to-date.
Franchise Operations
The following table presents Jack in the Box franchise revenues, costs and margin in each period and other information we believe is useful in analyzing the change in franchise operating results (dollars in thousands):

	Quarter		Year-to-date
	July 3, 2016	July 5, 2015	July 3, 2016	July 5, 2015
Franchise rental revenues	$52,849	$52,325	$175,126	$173,874

Royalties	31,770	31,377	104,190	103,158
Franchise fees and other	416	186	1,421	1,916
Franchise royalties and other	32,186	31,563	105,611	105,074
Total franchise revenues	85,035	83,888	280,737	278,948

Rental expense	31,571	31,388	103,708	105,187
Depreciation and amortization	7,253	7,656	24,692	25,485
Franchise occupancy expenses	38,824	39,044	128,400	130,672
Franchise support and other costs	2,515	2,506	8,614	8,910
Total franchise costs	41,339	41,550	137,014	139,582
Franchise margin	$43,696	$42,338	$143,723	$139,366
Franchise margin as a % of franchise revenues	51.4%	50.5%	51.2%	50.0%

Average number of franchise restaurants	1,839	1,834	1,838	1,826
% increase	0.3%		0.7%
Increase in franchise-operated same-store sales	1.5%	7.9%	1.3%	7.0%
Royalties as a percentage of franchise restaurant sales	5.1%	5.1%	5.1%	5.1%

Total franchise revenues, which principally includes franchise rental revenues and royalties, increased $1.1 million or 1.4% in the quarter, and $1.8 million or 0.6% year-to-date in 2016 as compared with a year ago, primarily reflecting higher AUVs resulting in an increase in revenues from royalties and percentage rent, and increased rental income due to routine rent increases.
Franchise occupancy expenses decreased $0.2 million in the quarter, and $2.3 million year-to-date in 2016 versus a year ago, due to a decrease in depreciation expense as our building assets become fully depreciated and year-to-date, favorable lease commitment adjustments of $1.9 million recognized in the second quarter of 2016 related to previously refranchised markets based on sales performance over the first year resulting in higher rent. These decreases were partially offset by routine rent increases contributing to higher rental expense.
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
Qdoba Brand
Company Restaurant Operations
The following table presents Qdoba company restaurant sales, costs and margin, and restaurant costs and margin as a percentage of the related sales. Percentages may not add due to rounding (dollars in thousands):

	Quarter				Year-to-date
	July 3, 2016		July 5, 2015		July 3, 2016		July 5, 2015
Company restaurant sales	$99,371		$91,204		$308,441		$285,669
Company restaurant costs:
Food and packaging	29,932	30.1%	27,431	30.1%	93,660	30.4%	86,884	30.4%
Payroll and employee benefits	26,256	26.4%	23,297	25.5%	83,210	27.0%	74,421	26.1%
Occupancy and other	22,672	22.8%	20,988	23.0%	74,822	24.3%	67,805	23.7%
Total company restaurant costs	78,860	79.4%	71,716	78.6%	251,692	81.6%	229,110	80.2%
Restaurant margin	$20,511	20.6%	$19,488	21.4%	$56,749	18.4%	$56,559	19.8%
Company restaurant sales increased $8.2 million in the quarter and $22.8 million year-to-date in 2016 as compared with the prior year due primarily to an increase in the number of Qdoba company-operated restaurants, and to a lesser extent, growth in AUVs year-to-date. The following table presents the approximate impact of these increases (decreases) on company restaurant sales (in thousands):

	Quarter	Year-to-date
Increase in the average number of Qdoba company restaurants	$8,400	$19,700
Qdoba AUV (decrease) increase	(200)	3,100
Total change in company restaurant sales	$8,200	$22,800
Same-store sales at Qdoba company-operated restaurants increased 1.0% in the quarter and 1.8% year-to-date as compared with the prior year primarily driven by transaction growth, menu price increases and catering. The following table summarizes the change in company-operated same-store sales:

	Quarter		Year-to-date
	July 3, 2016	July 5, 2015	July 3, 2016	July 5, 2015
Transactions	0.4%	(1.1)%	1.8%	—%
Average check (1)	—%	6.4%	(0.7)%	7.9%
Catering	0.6%	1.3%	0.7%	1.2%
Change in same-store sales	1.0%	6.6%	1.8%	9.1%
____________________________

(1)	Amounts in 2016 and 2015 include price increases of approximately 1.3% and 0.0%, respectively, in the quarter, and 1.0% and 0.3%, respectively, year-to-date.

Food and packaging costs as a percentage of company restaurant sales in 2016 were 30.1% in the quarter, and 30.4% year-to-date, in both 2016 and 2015. In the quarter and year-to-date, lower commodity costs were offset by higher discounting and usage of guacamole and queso. Commodity costs decreased 3.8% in the quarter, and 4.7% year-to-date primarily due to lower costs for beef, poultry, and produce. In 2016, beef costs decreased by approximately 10% in the quarter and 12% year-to-date. For fiscal 2016, we currently expect commodity costs to decrease approximately 5% at our Qdoba restaurants compared with fiscal 2015.
Payroll and employee benefit costs as a percentage of company restaurant sales in 2016 increased to 26.4% in the quarter, and 27.0% year-to-date, from 25.5% and 26.1%, respectively, in 2015. The percent of sales increase is primarily due to an increase in new restaurant openings, higher costs for workers’ compensation and group insurance, and year-to-date, increases in labor staffing.
As a percentage of company restaurant sales, occupancy and other costs were 22.8% in the quarter, and 24.3% year-to-date in 2016, compared with 23.0% and 23.7%, respectively, a year ago. Higher costs for equipment upgrades, higher per store average property rents and depreciation associated with new restaurants, and year-to-date, higher costs for uniforms, were more than offset in the quarter and partially offset year-to-date by lower costs for utilities.
Franchise Operations
The following table presents our Qdoba franchise revenues, costs and margin in each period and other information we believe is useful in analyzing the change in franchise operating results (dollars in thousands):

	Quarter		Year-to-date
	July 3, 2016	July 5, 2015	July 3, 2016	July 5, 2015
Franchise rental revenues	$29	$50	$92	$162

Royalties	4,784	4,559	15,148	14,501
Franchise fees and other	261	354	1,093	1,183
Franchise royalties and other	5,045	4,913	16,241	15,684
Total franchise revenues	5,074	4,963	16,333	15,846

Rental expense (1)	24	43	75	149
Franchise support and other costs	1,139	943	3,809	3,005
Total franchise costs	1,163	986	3,884	3,154
Franchise margin	$3,911	$3,977	$12,449	$12,692
Franchise margin as a % of franchise revenues	77.1%	80.1%	76.2%	80.1%

Average number of franchise restaurants	346	333	343	332
% increase	3.9%		3.3%
Increase in franchise-operated same-store sales	0.1%	9.0%	1.3%	11.4%
Royalties as a percentage of estimated franchise restaurant sales	5.1%	5.0%	5.0%	5.0%
________________________________________

(1)	Included in franchise occupancy expenses in the accompanying Condensed Consolidated Statements of Earnings.
Franchise royalties and other increased $0.1 million or 2.7% in the quarter, and $0.6 million or 3.6% year-to-date in 2016 as compared with the prior year, primarily reflecting an increase in the average number of franchise restaurants, and to a lesser extent, higher AUVs year-to-date resulting in an increase in revenue from royalties, partially offset by a reduction in initial franchise fees.
Franchise support and other costs increased $0.2 million in the quarter, and $0.8 million year-to-date in 2016 versus a year ago, due to an increase in support costs as well as bad debt expense of $0.2 million recorded in the first quarter of 2016.
Selling, General and Administrative (“SG&A”) Expenses
The following table presents the change in SG&A expenses compared with the prior year (in thousands):

	(Decrease) / Increase
	Quarter	Year-to-date
Legal settlement	$(2,543)	$(2,543)
Cash surrender value of COLI policies, net	(2,342)	(2,223)
Incentive compensation (including share-based compensation and related payroll taxes)	(1,272)	(6,651)
Pension and postretirement benefits	(1,215)	(4,049)
Employee relocation	(472)	(856)
Qdoba brand conference	—	833
Advertising	72	3,697
Insurance	1,302	3,636
Other	(1,748)	(2,862)
	$(8,218)	$(11,018)

In the third quarter of 2016, we received notice that a claim we made in connection with the Deepwater Horizon Court Supervised Settlement Program was approved by the United States District Court for the Eastern District of Louisiana, resulting in a recovery of $2.5 million. The program compensates businesses for economic damages they incurred in connection with the 2010 oil rig spill in the Gulf of Mexico. Our claim related to certain Jack in the Box restaurants in Louisiana and Texas.

The cash surrender value of our COLI policies, net of changes in our non-qualified deferred compensation obligations supported by these policies, are subject to market fluctuations. In 2016 and 2015, the changes in market values had a positive impact of $1.3 million and a negative impact of $1.0 million, respectively, in the quarter, and positive impacts of $2.6 million and $0.4 million, respectively, year-to-date.

Incentive compensation decreased due primarily to lower levels of performance at both brands as compared to target bonus levels, workforce reductions related to our restructuring plan, and to a lesser extent, a reduction in payroll taxes year-to-date associated with our stock compensation awards.

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

In 2016, advertising costs associated with our Qdoba brand increased by $0.1 million in the quarter, and $4.2 million year-to-date versus a year ago due primarily to an increase in television and digital advertising as well as a shift in the timing of spending. Advertising costs at our Jack in the Box brand are primarily contributions to our marketing fund and are determined as a percentage of gross restaurant sales. Jack in the Box advertising costs remained flat in the quarter, and decreased $0.5 million year-to-date compared with a year ago primarily due to our refranchising strategy which resulted in a decrease in the number of company-operated restaurants.

Insurance costs in 2016 increased primarily due to unfavorable workers’ compensation and general liability claim developments in the current year.

Impairment and Other Charges, Net
Impairment and other charges, net is comprised of the following (in thousands):

	Quarter		Year-to-date
	July 3, 2016	July 5, 2015	July 3, 2016	July 5, 2015
Restructuring costs	$7,744	$10	$7,744	$29
Costs of closed restaurants (primarily lease obligations) and other	914	886	2,489	2,645
Accelerated depreciation	673	2,610	1,531	4,749
Losses on the disposition of property and equipment, net	637	228	2,283	580
Restaurant impairment charges	551	24	551	65
	$10,519	$3,758	$14,598	$8,068

Impairment and other charges, net increased $6.8 million in the quarter, and $6.5 million year-to-date compared with a year ago. The increases were primarily driven by $7.7 million of restructuring charges recorded in the third quarter of 2016 related to a plan announced in 2016 to reduce our corporate general and administrative costs. Restructuring costs included $6.5 million of severance costs, $0.8 million in accelerated depreciation related to the relocation of our Qdoba corporate support center in 2017, and $0.4 million of other costs. Approximately $1.8 million and $4.4 million of the 2016 restructuring costs are related to our Jack in the Box and Qdoba restaurant operating segments, respectively, and approximately $1.5 million is related to shared services functions.
The increase related to restructuring was partially offset by decreases in accelerated depreciation in both periods primarily resulting from a decrease in charges related to beverage equipment upgrades at our Jack in the Box restaurants. Refer to Note 6, Impairment and Other Charges, Net of the Notes to the Condensed Consolidated Financial Statements for additional information regarding these costs.

Gains (Losses) on the Sale of Company-Operated Restaurants (dollars in thousands)

	Quarter		Year-to-date
	July 3, 2016	July 5, 2015	July 3, 2016	July 5, 2015
Number of restaurants sold to Jack in the Box franchisees	—	—	1	21

Gains (losses) on the sale of company-operated restaurants	$409	$(183)	$1,224	$(4,353)
Gains (losses) are impacted by the number of restaurants sold and changes in average gains or losses recognized, which relate to the specific sales and cash flows of those restaurants. In 2016 and 2015, gains (losses) on the sale of company-operated restaurants include additional gains of $0.4 million and $0.1 million, respectively, in the quarter, and $1.4 million and $0.2 million, respectively, year-to-date, recognized upon the extension of the underlying franchise and lease agreements related to Jack in the Box restaurants sold in previous years. Refer to Note 3, Summary of Refranchisings, Franchisee Development and Acquisitions, of the Notes to the Condensed Consolidated Financial Statements for additional information regarding these gains (losses).
Interest Expense, Net
Interest expense, net is comprised of the following (in thousands):

	Quarter		Year-to-date
	July 3, 2016	July 5, 2015	July 3, 2016	July 5, 2015
Interest expense	$7,653	$4,564	$23,009	$14,256
Interest income	(40)	(60)	(310)	(319)
Interest expense, net	$7,613	$4,504	$22,699	$13,937
Interest expense, net increased $3.1 million in the quarter and $8.8 million year-to-date compared with a year ago due to higher average borrowings and to a lesser extent, higher average interest rates.

Income Taxes
The tax rate in 2016 was 36.0% in the quarter and 36.8% year-to-date, compared with 38.2% and 37.3%, respectively, a year ago. In the quarter and year-to-date periods, the major components of the change in tax rates were the timing and amounts of gains or losses on insurance products used to fund certain non-qualified retirement plans which are excluded from taxable income, the impact of which was partially offset by an increase in the Company’s state tax rate. The quarter tax rates additionally reflect the completion of the federal and state income tax returns filed during their respective quarters and the conclusion of a state audit during the prior year quarter. The final annual tax rate cannot be determined until the end of the fiscal year; therefore, the actual 2016 rate could differ from our current estimates. We expect the fiscal year tax rate to be approximately 37%. The final annual tax rate cannot be determined until the end of the fiscal year; therefore, the actual 2016 rate could differ from our current estimates.
Losses from Discontinued Operations, Net
As described in Note 2, Discontinued Operations, in the Notes to Condensed Consolidated Financial Statements, the results of operations from our distribution business and the 2013 Qdoba Closures have been reported as discontinued operations for all periods presented.
Losses from discontinued operations, net of tax are as follows for each discontinued operation (in thousands):

	Quarter		Year-to-date
	July 3, 2016	July 5, 2015	July 3, 2016	July 5, 2015
Distribution business	$(61)	$(203)	$(37)	$(283)
2013 Qdoba Closures	(534)	(1,329)	(1,580)	(2,869)
	$(595)	$(1,532)	$(1,617)	$(3,152)
In all periods presented, losses from discontinued operations incurred in connection with the 2013 Qdoba Closures primarily relate to unfavorable lease commitment adjustments.
Losses from discontinued operations reduced diluted earnings per share by the following in each period (earnings per share may not add due to rounding):

	Quarter		Year-to-date
	July 3, 2016	July 5, 2015	July 3, 2016	July 5, 2015
Distribution business	$—	$(0.01)	$—	$(0.01)
2013 Qdoba Closures	(0.02)	(0.04)	(0.05)	(0.07)
	$(0.02)	$(0.04)	$(0.05)	$(0.08)

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
Cash Flows
The table below summarizes our cash flows from operating, investing and financing activities (in thousands):

	Year-to-date
	July 3, 2016	July 5, 2015
Total cash provided by (used in):
Operating activities	$146,699	$165,145
Investing activities	(67,770)	(52,968)
Financing activities	(90,036)	(105,012)
Effect of exchange rate changes	11	(37)
Net (decrease) increase in cash and cash equivalents	$(11,096)	$7,128
Operating Activities. Operating cash flows in 2016 decreased $18.4 million compared with a year ago primarily due to a $14.8 million increase in income tax payments driven by a tax benefit realized in 2015 as a result of a fixed asset cost segregation study and due to a reduction in tax benefits associated with stock-based compensation. These operating cash flow decreases were partially offset by an increase in net earnings in 2016 and an increase in deferred tax asset utilization related to additional pension contributions to be made in the fourth quarter of 2016.
Pension and Postretirement Contributions — Our policy is to fund our pension plans at or above the minimum required by law. As of January 1, 2015, the date of our last actuarial funding valuation, there was no minimum contribution funding requirement. Year-to-date in 2016, we contributed $14.7 million to our pension and postretirement plans. During the fourth quarter of 2016, we expect to contribute between $66.1 million and $86.1 million to our pension and postretirement plans, which primarily relate to accelerated qualified pension plan contributions to reduce our exposure to Pension Benefit Guaranty Corporation variable-rate premiums that are paid on the unfunded portion of our pension liability.

Investing Activities. Cash used in investing activities in 2016 increased $14.8 million compared with a year ago due primarily to an increase in capital expenditures and a decrease in collections on notes receivable, partially offset by an increase in proceeds from assets held for sale and leaseback.

Capital Expenditures — The composition of capital expenditures in each period follows (in thousands):

	Year-to-date
	July 3, 2016	July 5, 2015
Jack in the Box:
Restaurant facility expenditures	$23,182	$21,101
New restaurants	8,615	2,598
Other, including information technology	448	3,245
	32,245	26,944
Qdoba:
New restaurants	32,302	15,073
Restaurant facility expenditures	3,796	2,032
Other, including information technology	3,129	2,614
	39,227	19,719
Shared Services:
Information technology	3,310	5,824
Other, including facility improvements	189	2,345
	3,499	8,169

Consolidated capital expenditures	$74,971	$54,832
Our capital expenditure program includes, among other things, investments in new locations and equipment, restaurant remodeling, and information technology enhancements. Capital expenditures increased $20.1 million compared to a year ago primarily resulting from an increase in spending related to building new Qdoba and Jack in the Box restaurants, partially offset by a decrease in spending related to Jack in the Box and Shared Services information technology. We expect fiscal 2016 capital expenditures to be approximately $100-$110 million. In fiscal 2016, we plan for 50 to 60 Qdoba restaurants to open, of which approximately 35 are expected to be company-operated locations. Additionally, we plan for approximately 20 Jack in the Box restaurants to open in fiscal 2016, the majority of which will be franchise locations.
Sale of Company-Operated Restaurants — We continue to expand franchise ownership in the Jack in the Box system primarily through the sale of company-operated restaurants to franchisees. The following table details proceeds received in connection with our refranchising activities in each period (dollars in thousands):

	Year-to-date
	July 3, 2016	July 5, 2015
Number of restaurants sold to Jack in the Box franchisees	1	21

Total proceeds	$1,434	$2,651
Year-to-date proceeds in 2016 and 2015 include additional gains of $1.4 million and $0.2 million, respectively, recognized upon the extension of the underlying franchise and lease agreements related to Jack in the Box restaurants sold in previous years. For additional information, refer to Note 3, Summary of Refranchisings, Franchisee Development and Acquisitions, of the Notes to Condensed Consolidated Financial Statements.

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

	Year-to-date
	July 3, 2016	July 5, 2015
Number of restaurants sold and leased back	4	—

Proceeds from sale and leaseback transactions	$7,748	$—
Purchases of assets intended for sale and leaseback	$(5,593)	$(8,323)
As of July 3, 2016, we had investments of $19.5 million relating to nine restaurant properties that we expect to sell and leaseback during the next 12 months.
Financing Activities. Cash flows used in financing activities in 2016 decreased $15.0 million compared with a year ago primarily due to a net increase in borrowings under our credit facility and a decrease in cash used to repurchase our common stock, partially offset by a decrease in excess tax benefits from share based compensation arrangements, a decrease in proceeds from the issuance of our common stock, and an increase in cash used to pay dividends.
Credit Facility — Our credit facility consists of (i) a $900.0 million revolving credit agreement and (ii) a $300.0 million term loan. Both the revolving credit agreement and the term loan have maturity dates of March 19, 2019. As part of the credit agreement, we may also request the issuance of up to $75.0 million in letters of credit, the outstanding amount of which reduces our net borrowing capacity under the agreement. As of July 3, 2016, we had $282.4 million outstanding under the term loan, borrowings under the revolving credit agreement of $595.0 million and letters of credit outstanding of $25.1 million.
The interest rate on the credit facility is based on our leverage ratio and can range from London Interbank Offered Rate (“LIBOR”) plus 1.25% to 2.00% with no floor. The current interest rate is LIBOR plus 2.00%.
We are subject to a number of customary covenants under our credit facility, including limitations on additional borrowings, acquisitions, loans to franchisees, lease commitments, stock repurchases, dividend payments and requirements to maintain certain financial ratios. We were in compliance with all covenants as of July 3, 2016.
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
Repurchases of Common Stock — During year-to-date 2016, we repurchased 3.5 million common shares at an aggregate cost of $250.0 million, compared with 2.95 million common shares at an aggregate cost of $251.6 million in 2015. As of July 3, 2016, there was $150.0 million remaining under stock-buyback programs which expire in November 2017.
Dividends — During year-to-date 2016, the Board of Directors declared three cash dividends of $0.30 per common share each, which totaled $30.7 million. Future dividends are subject to approval by our Board of Directors.
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
NEW ACCOUNTING PRONOUNCEMENTS
Refer to Note 1, Basis of Presentation, of the Notes to Condensed Consolidated Financial Statements.
CAUTIONARY STATEMENTS REGARDING FORWARD-LOOKING STATEMENTS
This report contains forward-looking statements within the meaning of the federal securities laws. Any statements contained herein that are not historical facts may be deemed to be forward-looking statements. Forward-looking statements may be identified by words such as “anticipate,” “assume,” “believe,” “estimate,” “expect,” “forecast,” “goals,” “guidance,” “intend,” “plan,” “project,” “may,” “will,” “would”, “should” and similar expressions. These statements are based on management’s current expectations, estimates, forecasts and projections about our business and the industry in which we operate. These estimates and assumptions involve known and unknown risks, uncertainties, and other factors that are in some cases beyond our control. Factors that may cause our actual results to differ materially from any forward-looking statements include, but are not limited to:

•
Food service businesses such as ours may be materially and adversely affected by changes in consumer preferences or dining habits, and economic, political and socioeconomic conditions. Adverse economic conditions such as unemployment and decreased discretionary spending may result in reduced restaurant traffic and sales, and impose practical limits on pricing. We are also subject to geographic concentration risks, with nearly 70% of system Jack in the Box restaurants located in California and Texas.

•
Our profitability depends in part on food and commodity costs and availability, including animal feed costs, fuel costs, and other supply and distribution costs. The risks of increased commodities costs and volatility in costs could adversely affect our profitability and results of operations.

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

•
Our plan to increase the percentage of franchise restaurants to 90 - 95% is subject to risks and uncertainties, and we may not achieve reductions in costs at the rate we desire. We may not be able to identify franchisee candidates with appropriate experience and financial resources or to negotiate mutually acceptable agreements with potential franchisees. Our franchisee candidates may not be able to obtain financing at acceptable rates and terms. We may not be able to increase the percentage of franchised restaurants at the rate we desire or achieve the ownership mix of franchise to company-operated restaurants that we desire.

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

•
A material failure or interruption of service or a breach in security of our information technology systems or databases could cause reduced efficiency in operations, loss or misappropriation of data or, loss of consumer confidence and/or potential costs, fines and litigation, including costs associated with reputation damage, consumer fraud, privacy breach, or business interruptions, which in turn could affect cash flows or our operating results. In addition, the costs of information security, regulatory compliance, investment in technology and risk mitigation measures may negatively affect our margins or financial results.

•
We maintain a documented system of internal controls, which is reviewed and monitored by an Internal Controls Committee and tested by the Company’s full-time internal audit department. Any failures in the effectiveness of our internal controls could have a material adverse effect on our operating results or cause us to fail to meet our reporting obligations.

•
We are subject to risks of owning, operating and leasing property, including but not limited to environmental risks. Any of this could result in the imposition of severe penalties or restrictions on operations by governmental agencies or courts of law, which could adversely affect operations.

•
We have a significant amount of indebtedness, which could adversely affect our business and our ability to meet our obligations. Our ability to repay borrowings under our credit facility and to meet our other debt or contractual obligations will depend upon our future performance and our cash flows from operations, both of which are subject to prevailing economic conditions and financial, business and other known and unknown risks and uncertainties, certain of which are beyond our control.

•	Changes in accounting standards, policies or related interpretations by accountants or regulatory entities may negatively impact our results.

•
We are subject to litigation which is inherently unpredictable and can result in unfavorable resolutions where the amount of ultimate loss may exceed our estimated loss contingencies, impose other costs related to defense of claims, or occupy management’s time.

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

ITEM 3.        QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Our primary exposure to risks relating to our financial instruments is changes in interest rates. Our credit facility is comprised of a revolving credit facility and a term loan, bearing interest at a rate equal to the prime rate or LIBOR plus an applicable margin based on a financial leverage ratio. As of July 3, 2016, the applicable margin for the LIBOR-based revolving loans and term loan was set at 2.00%.
We use interest rate swap agreements to reduce exposure to interest rate fluctuations. In April 2014, we entered into nine forward-starting interest rate swap agreements that effectively convert $300.0 million of our variable rate borrowings to a fixed rate basis from October 2014 through October 2018. In June 2015, we entered into eleven forward-starting interest rate swap agreements that effectively convert an additional $200.0 million of our variable rate borrowings, and future expected variable rate borrowings, to a fixed rate from October 2015 through October 2018, and $500.0 million from October 2018 through October 2022. Based on the applicable margin in effect as of July 3, 2016, these twenty interest rate swaps would yield average fixed rates of 3.18%, 3.90%, 4.41%, 4.62%, 4.89%, 5.07%, 5.17% in years two through eight, respectively. For additional information related to our interest rate swaps, refer to Note 5, Derivative Instruments, of the Notes to Condensed Consolidated Financial Statements.
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
ITEM 4.        CONTROLS AND PROCEDURES
Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures
Based on an evaluation of the Company’s disclosure controls and procedures (as defined in Rules 13a - 15 and 15d - 15 of the Securities Exchange Act of 1934, as amended), as of the end of the Company’s quarter ended July 3, 2016, the Company’s Chief Executive Officer and Chief Financial Officer (its principal executive officer and principal financial officer, respectively) have concluded that the Company’s disclosure controls and procedures were effective.

Changes in Internal Control over Financial Reporting
There have been no changes in the Company’s internal control over financial reporting that occurred during the Company’s fiscal quarter ended July 3, 2016 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.
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
Stock Repurchases — In the third quarter of fiscal 2016, we did not repurchase any shares of our common stock. During fiscal 2016, we repurchased 3.5 million common shares at an aggregate cost of $250.0 million. As of July 3, 2016, there was $150.0 million remaining under stock-buyback programs which expire in November 2017.

ITEM 3.        DEFAULTS UPON SENIOR SECURITIES
None.
ITEM 4.        MINE SAFETY DISCLOSURES
Not applicable.
ITEM 5.        OTHER INFORMATION
None.
ITEM 6.        EXHIBITS

Number	Description	Form	Filed with SEC
3.1	Restated Certificate of Incorporation, as amended, dated September 21, 2007	10-K	11/20/2009
3.1.1	Certificate of Amendment of Restated Certificate of Incorporation, dated September 21, 2007	8-K	9/24/2007
3.2	Amended and Restated Bylaws, dated August 7, 2013	10-Q	8/8/2013
99.1	Separation and Release Agreement with Timothy Casey	8-K	6/23/2016
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	—	Filed herewith
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	—	Filed herewith
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	—	Filed herewith
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	—	Filed herewith
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document
* Management contract or compensatory plan.
SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

JACK IN THE BOX INC.

By:	/S/ JERRY P. REBEL
Jerry P. Rebel
Executive Vice President and Chief Financial Officer (principal financial officer) (Duly Authorized Signatory)
Date: August 4, 2016