Form 10-K
period 2016-10-02
JACK IN THE BOX INC /NEW/
filed 2016-11-22
CIK 807882

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE FISCAL YEAR ENDED OCTOBER 2, 2016
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
Yes ☐    No ☑
The aggregate market value of the common stock held by non-affiliates of the registrant as of the last business day of the registrant’s most recently completed second fiscal quarter, computed by reference to the closing price reported on the NASDAQ Global Select Market — Composite Transactions as of April 8, 2016, was approximately $2.2 billion.
Number of shares of common stock, $0.01 par value, outstanding as of the close of business on November 18, 2016 — 32,334,732.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the Proxy Statement to be filed with the Securities and Exchange Commission in connection with the 2017 Annual Meeting of Stockholders are incorporated by reference into Part III hereof.

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
The Company
Overview.  Jack in the Box Inc., based in San Diego, California, operates and franchises 2,954 Jack in the Box® quick-service restaurants (“QSRs”) and Qdoba Mexican Eats® ("Qdoba") fast-casual restaurants. References to the Company throughout this Annual Report on Form 10-K are made using the first person notations of “we,” “us” and “our.”
Jack in the Box.  Jack in the Box opened its first restaurant in 1951, and has since become one of the nation’s largest hamburger chains. Based on number of restaurants, our top 10 major markets comprise approximately 70% of the total system, and Jack in the Box is the second largest QSR hamburger chain in eight of those major markets. As of the end of our fiscal year on October 2, 2016, the Jack in the Box system included 2,255 restaurants in 21 states and Guam, of which 417 were company-operated and 1,838 were franchise-operated.
Qdoba.  To supplement our core growth and balance the risk associated with growing solely in the highly competitive hamburger segment of the QSR industry, in 2003 we acquired Qdoba Restaurant Corporation, operator and franchisor of Qdoba Mexican Eats. Qdoba is the second largest fast-casual Mexican food brand in the United States. As of October 2, 2016, the Qdoba system included 699 restaurants in 47 states, the District of Columbia and Canada, of which 367 were company-operated and 332 were franchise-operated.
Strategic Plan.  Our long-term strategic plan focuses on continued growth, increasing average unit volumes (“AUVs”), improving restaurant profitability and returns on invested capital, and returning cash to shareholders.
Through the execution of our refranchising strategy over the last five years, we have increased franchise ownership of the Jack in the Box system from 72% at the end of fiscal 2011 to 82% at the end of fiscal 2016. We plan to increase franchise ownership of the Jack in the Box system to over 90%. In fiscal 2016, our Jack in the Box franchisees independently developed 12 new franchise restaurants, and we expect the majority of Jack in the Box new unit growth will be through franchise restaurants.
Through new unit growth, acquisitions of franchised Qdoba restaurants in select markets, and the refranchising of Jack in the Box restaurants, Qdoba has become a more prominent part of our company restaurant operations. As of the end of fiscal 2016, Qdoba comprised approximately 47% of our total company-operated units as compared with approximately 28% at the end of fiscal 2011. We plan to continue to build out the number of Qdoba company locations at an accelerated pace over the next several years. Accelerating the growth of our Qdoba brand by increasing market penetration is anticipated to generate heightened brand awareness.
Restaurant Concepts
Jack in the Box.  Jack in the Box restaurants offer a broad selection of distinctive products including classic burgers like our Jumbo Jack® burgers, and innovative new product lines such as Buttery Jack™ burgers and our Brunchfast™ menu. We also offer tacos, regular and curly fries, specialty sandwiches, salads and real ice cream shakes, among other items. We allow our guests to customize their meals to their tastes and order any product when they want it, including breakfast items any time of day (or night).
The Jack in the Box restaurant chain was the first major hamburger chain to develop and expand the concept of drive-thru restaurants. In addition to drive-thru windows, most of our restaurants have seating capacities ranging from 20 to 100 people and are open 18-24 hours a day. Drive-thru sales currently account for approximately 75% of sales at company-operated restaurants. The average check in fiscal year 2016 was $7.38 for company-operated restaurants.
With a presence in only 21 states, we believe Jack in the Box is a brand with significant growth opportunities. In fiscal 2016, we continued to expand in existing markets. We opened four company-operated restaurants and franchisees opened 12 Jack in the Box restaurants during the year. In fiscal 2017, we expect to open approximately 20-25 new Jack in the Box restaurants system-wide.

The following table summarizes the changes in the number of company-operated and franchise Jack in the Box restaurants over the past five years:

	Fiscal Year
	2016	2015	2014	2013	2012
Company-operated restaurants:
Beginning of period	413	431	465	547	629
New	4	2	1	6	19
Refranchised	(1)	(21)	(37)	(78)	(97)
Closed	—	(6)	(2)	(11)	(4)
Acquired from franchisees	1	7	4	1	—
End of period total	417	413	431	465	547
% of system	18%	18%	19%	21%	24%
Franchise restaurants:
Beginning of period	1,836	1,819	1,786	1,703	1,592
New	12	16	11	11	18
Refranchised	1	21	37	78	97
Closed	(10)	(13)	(11)	(5)	(4)
Sold to company	(1)	(7)	(4)	(1)	—
End of period total	1,838	1,836	1,819	1,786	1,703
% of system	82%	82%	81%	79%	76%
System end of period total	2,255	2,249	2,250	2,251	2,250
Qdoba.  Qdoba’s menu features Mexican-themed food items including burritos, tacos, salads, and quesadillas. Guests can customize their meals by adding 3-cheese queso, guacamole, and a variety of sauces and salsas without paying an extra charge. Our new logo that debuted in fiscal 2016 modifies the full name of our brand from Qdoba Mexican Grill® to Qdoba Mexican Eats to better reflect the flavors and variety our menu offers.
Our restaurants also offer a variety of catering options that can be tailored to feed groups of ten to several hundred. While some of our restaurants serve breakfast, the majority generally operate from 10:30 a.m. to 10:00 p.m. Qdoba restaurants have a seating capacity that ranges from 60 to 80 people, and many locations include outdoor patio seating. In fiscal 2016, the average check for company-operated restaurants was $11.75, which excludes catering sales.
We currently estimate the long-term growth potential for Qdoba to be approximately 2,000 units across the United States. Our company-operated restaurants are generally located in larger market areas. Franchise development is more weighted towards traditional sites, but are also developed in non-traditional sites (airports, campuses, etc.) or areas where local franchisees can operate more efficiently. During fiscal 2016, we opened 35 company-operated restaurants and franchisees opened 18 Qdoba restaurants, including six non-traditional sites. In fiscal 2017, we expect to open 60-70 new Qdoba restaurants system-wide, of which we expect approximately 40 to be company-operated locations.

The following table summarizes the changes in the number of company-operated and franchise Qdoba restaurants over the past five years:

	Fiscal Year
	2016	2015	2014	2013	2012
Company-operated restaurants:
Beginning of period	322	310	296	316	245
New	35	17	16	34	26
Refranchised	—	—	—	(3)	—
Closed	(4)	(5)	(2)	(64)	(1)
Acquired from franchisees	14	—	—	13	46
End of period total	367	322	310	296	316
% of system	53%	49%	49%	48%	50%
Franchise restaurants:
Beginning of period	339	328	319	311	338
New	18	22	22	34	32
Refranchised	—	—	—	3	—
Closed	(11)	(11)	(13)	(16)	(13)
Sold to company	(14)	—	—	(13)	(46)
End of period total	332	339	328	319	311
% of system	47%	51%	51%	52%	50%
System end of period total	699	661	638	615	627

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
Typical costs to develop a traditional Jack in the Box restaurant, excluding the land value, range from $1.2 million to $2.0 million. The majority of our Jack in the Box restaurants are constructed on leased land or on land that we purchase and subsequently sell, along with the improvements, in sale and leaseback transactions. Upon completion of a sale and leaseback transaction, the Company’s initial cash investment is reduced to the cost of equipment, which ranges from approximately $0.3 million to $0.5 million.
The majority of Qdoba restaurants are located in leased spaces ranging from conventional large-scale retail projects to smaller neighborhood retail strip centers as well as non-traditional locations such as airports, college campuses and food courts. Qdoba restaurant development costs generally range from $0.8 million to $1.5 million depending on the type, square footage, geographic region, and if the location includes an expanded alcohol offering. In fiscal 2015, we began testing new restaurant design elements as part of our brand evolution, and in fiscal 2016, we finalized our new restaurant design and approved remodel designs for existing restaurants.
Franchising Program
Jack in the Box.  The Jack in the Box franchise agreement generally provides for an initial franchise fee of $50,000 per restaurant for a 20-year term, royalty payments, and marketing fees at 5% of gross sales. Royalty rates, typically 5% of gross sales, can range from 1% to as high as 15% of gross sales, and some existing agreements provide for variable rates and/or royalty holidays. We may offer development agreements to franchisees for construction of one or more new restaurants over a defined period of time and in a defined geographic area. Developers may be required to pay fees for certain company-sourced new sites.  Developers may lose their rights to future development if they do not maintain the required opening schedule. To stimulate growth we have offered lower royalty rates to franchisees who opened restaurants within specified time frames.

In connection with the sale of a company-operated restaurant to a franchisee, we sell to the franchisee the restaurant equipment and the right to do business at that location for a specified term. The aggregate price is negotiated based upon the value of the restaurant as a going concern, which depends on various factors, including the sales and cash flows of the restaurant, as well as its location and history. In addition, the land and building are generally leased or subleased to the franchisee at a negotiated rent, typically equal to the greater of a minimum base rent or a percentage of gross sales. The franchisee is usually required to pay property taxes, insurance and ancillary costs, and is responsible for maintaining the restaurant.
Qdoba.  Qdoba franchisees are generally charged an initial franchise fee of $30,000 per restaurant for a 10-year franchise term with a 10-year option to extend at a fee of $5,000, royalty payments, and marketing fees of 1.25% of gross sales. We also require franchisees to spend a minimum of 2% of gross sales on local marketing for their restaurants. Royalty rates are typically 5% of gross sales. We offer development agreements to franchisees for the construction of one or more new restaurants over a defined period of time and in a defined geographic area for a development fee, a portion of which may be credited against franchise fees due for restaurants when they are opened. If the developer does not maintain the required schedule of openings, they may forfeit such fees and lose their rights to future development. We continue to pursue non-traditional locations both through multi-location commitments and single unit franchise agreements. Currently, the non-traditional franchise agreements we offer provide for a $15,000 initial franchise fee, and a 6% royalty rate. To enhance our multi unit non-traditional growth, we may offer agreements that provide for lower fees.
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
At both brands, company-operated restaurant managers are supervised by district managers, who are overseen by directors of operations, who report to vice presidents of operations. Under our performance system, vice presidents and directors are eligible for an annual incentive based on achievement of goals related to region level sales, profit, and company-wide performance. District managers and restaurant managers are eligible for quarterly incentives based on growth in restaurant sales and profit and/or certain other operational performance standards.
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
Qdoba. The Qdoba Training System is used to provide employees with detailed training by position, from entry level to restaurant manager. Restaurant management are certified to train and develop team members through a series of on the job and workshop training that focus on knowledge, skills and behaviors. The Qdoba Training System certifies  achievement for our cooks and line servers who showcase excellence in their positions. Team members must have, or acquire, specific technical and behavioral skills to become certified in all positions.
Customer Satisfaction
Company-operated and franchise-operated restaurants devote significant resources toward offering quality food and excellent service at all of our restaurants. One tool we use to help us maintain a high level of customer satisfaction is our Voice of Guest program, which provides restaurant managers, district managers, and franchise operators with ongoing feedback from guests who complete a short guest satisfaction survey via an invitation typically provided on the register receipt. In these surveys, guests rate their satisfaction with key elements of their restaurant experience, including friendliness, food quality, cleanliness, speed of service and order accuracy. In 2016, the Jack in the Box and Qdoba systems received approximately 2.1 million and 0.2 million guest survey responses, respectively. Our Guest Relations Department receives feedback that guests provide via our website, and communicates that feedback to restaurant managers and franchise operators. We also collect guest feedback through social media and other resources.

Food Safety and Quality
Our “farm-to-fork” food safety and quality assurance programs are designed to maintain high standards for the food products and food preparation procedures used by our vendors and in our restaurants. We maintain product specifications for our ingredients and our Food Safety and Regulatory Compliance Department must approve all suppliers of food products to our restaurants. We use third-party and internal audits to review the food safety management programs of our vendors. We manage food safety in our restaurants through a comprehensive food safety management program that is based on the Food and Drug Administration (“FDA”) Food Code requirements. The food safety management program includes employee training, ingredient testing, documented restaurant practices and attention to product safety at each stage of the food preparation cycle. In addition, our food safety management program uses American National Standards Institute certified food safety training programs to train our company and franchise restaurant management employees on food safety practices for our restaurants.
Supply Chain
Historically, we provided purchasing and distribution services for our company-operated restaurants and most of our franchise-operated restaurants. Our remaining franchisees purchased product from approved suppliers and distributors. In fiscal 2012, all of our company-operated Qdoba restaurants and approximately 90% of our Qdoba franchisees began utilizing the distribution services of a third-party distributor under a long-term contract, ending February 2017. Since December 2014, the remaining 10% of our Qdoba franchisees have utilized the same third-party distributor under the same long-term contract. We expect to enter into a new long-term agreement with a third-party distributor for all company and franchise Qdoba restaurants in the United States upon expiration of our current contract.
In July 2012, all of our Jack in the Box company-operated restaurants and approximately 90% of our Jack in the Box franchisees entered into a long-term contract with another third-party distributor to provide distribution services to our Jack in the Box restaurants through August 2022. Beginning in June 2015, the remaining 10% of our Jack in the Box franchisees decided to use the services of the same third-party distributor under the same long-term contract.
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
We have business intelligence systems that provide visibility to the key metrics in the operation of company and franchise restaurants. These systems play an integral role in accumulating and analyzing market information. Our company restaurants use labor scheduling systems to assist managers in managing labor hours based on forecasted sales volumes. We also have inventory management systems which enable timely and accurate deliveries of food and packaging to our restaurants. To support order accuracy and speed of service, our drive-thru Jack in the Box restaurants use color order confirmation screens. We have plans to consolidate our restaurant level technologies at Jack in the Box and Qdoba restaurants.
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

Qdoba. At Qdoba, our marketing and advertising programs are designed to build brand awareness, lift restaurant traffic, and increase brand advocacy. All company and franchise restaurants financially contribute a percentage of gross sales to fund the production and development of national and regional radio, print, and digital and social media. Advertising is created at the brand level and the system operators can utilize these assets, or tap into our in-house creative services group to create custom advertising that meets their particular communication objectives while adhering to brand standards. Additionally, the brand is piloting an affinity and mobile platform designed to inspire, motivate and reward increased frequency among Qdoba guests.
Employees
At October 2, 2016, we had approximately 22,200 employees, of whom 21,500 were restaurant employees, 500 were corporate personnel, and 200 were field management or administrative personnel. Employees are paid on an hourly basis, except certain restaurant management, operations and corporate management, and administrative personnel. We employ both full- and part-time restaurant employees in order to provide the flexibility necessary during peak periods of restaurant operations. We have not experienced any significant work stoppages, and we support our employees, including part-time workers, by offering industry competitive wages and benefits.
Executive Officers
The following table sets forth the name, age, position and years with the Company of each person who is an executive officer of Jack in the Box Inc. as of October 2, 2016:

Name	Age	Positions	Years with the Company
Leonard A. Comma	47	Chairman of the Board and Chief Executive Officer	15
Mark H. Blankenship, Ph.D.	55	Executive Vice President, Chief People, Culture and Corporate Strategy Officer	19
Jerry P. Rebel	59	Executive Vice President and Chief Financial Officer	13
Phillip H. Rudolph	58	Executive Vice President, Chief Legal and Risk Officer and Corporate Secretary	9
Frances L. Allen	54	President, Jack in the Box Brand	2
Keith M. Guilbault	53	President, Qdoba Brand	12
Paul D. Melancon	60	Senior Vice President of Finance, Controller and Treasurer	11
Vanessa C. Fox	43	Vice President, Chief Development Officer	19
Carol A. DiRaimo	55	Vice President of Investor Relations and Corporate Communications	8
Dean C. Gordon	54	Vice President of Supply Chain	7
Raymond Pepper	55	Vice President and General Counsel	19
The following sets forth the business experience of each executive officer for at least the last five years:
Mr. Comma has been Chairman of the Board and Chief Executive Officer since January 2014. From May 2012 until October 2014, he served as President, and from November 2010 through January 2014, as Chief Operating Officer. Mr. Comma served as Senior Vice President and Chief Operating Officer from February 2010 to November 2010, Vice President Operations Division II from February 2007 to February 2010, Regional Vice President of the Company’s Southern California region from May 2006 to February 2007 and Director of Convenience-Store & Fuel Operations for the Company’s proprietary chain of Quick Stuff convenience stores from August 2001 to May 2006. Mr. Comma has 24 years of retail and franchise experience.
Dr. Blankenship has been Executive Vice President, Chief People, Culture and Corporate Strategy Officer since November 2013. He was previously Senior Vice President and Chief Administrative Officer from October 2010 to November 2013, Vice President, Human Resources and Operational Services from October 2005 to October 2010 and Division Vice President, Human Resources from October 2001 to September 2005. Dr. Blankenship has 19 years of experience with the Company in various human resource and training positions.
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

Ms. Allen has served as President of the Jack in the Box brand since October 2014. She joined the Company with more than 30 years of branding and marketing experience, including senior leadership roles at such major organizations as Denny’s, Dunkin’ Brands, Sony Ericsson Mobile Communications, PepsiCo and Frito-Lay. From July 2010 to October 2014, Ms. Allen worked for Denny’s Corp., most recently as its Chief Brand Officer and, previously, as its Chief Marketing Officer. From 2007 to 2009, she was Chief Marketing Officer of Dunkin’ Donuts, from 2004 to 2007, she was Vice President of Marketing, North America at Sony Ericsson Mobile Communications, and from 1998 to 2004, she held several positions at PepsiCo, most recently as Vice President of Marketing. Prior to that, Ms. Allen served at Frito-Lay as Director of International Advertising, and worked for several advertising agencies.
Mr. Guilbault has served as President of Qdoba brand since June 2016. From March 2016 to June 2016, he served as Chief Operating Officer of Qdoba. Prior to that, Mr. Guilbault held several positions with the Jack in the Box brand, including: Senior Vice President and Chief Marketing Officer from November 2013 to March 2016; Vice President of Menu & Innovation from October 2012 to November 2013; Vice President of Franchising from October 2010 to October 2012; Division Vice President of Operations Initiatives from February 2010 to October 2010; and Division Vice President of Brand Innovation & Regional Marketing from February 2006 to February 2010. He joined the Company in 2004 as a Regional Vice President in Central California. Including his service with Jack in the Box Inc., Mr. Guilbault has more than 16 years of experience in management positions with several companies, including Mobil Oil Corporation, Priceline WebHouse Club and Freemarkets, Inc.
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
Ms. Fox has been Vice President and Chief Development Officer overseeing development for the Jack in the Box and Qdoba brands since June 2016, and the Jack in the Box brand since March 2014. Previously, she held numerous positions for the Jack in the Box brand, including: Division Vice President of Franchise Business Development since September 2013 and Division Vice President of Franchise Sales & Development since June 2011. From February 2011 to June 2011, she was Director of Franchise Business Development, and she previously had the same title in Franchise Sales since October 2010. Ms. Fox served in other capacities since joining the Company in 1997. Before joining Jack in the Box Inc., she was a licensed real estate agent and worked for several companies in the residential real estate industry. Ms. Fox has 24 years of real estate and development experience.
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
Mr. Pepper has been Vice President and General Counsel since September 2014. He was previously Vice President, Deputy General Counsel since September 2013, and Division Vice President, Deputy General Counsel from July 2009 to September 2013. Prior to that, Mr. Pepper held the positions of Division Vice President, Corporate Counsel from 2003 to 2009 and Director, Corporate Counsel from 1997 to 2003. Before joining the Company, Mr. Pepper spent 11 years with the law firm of Miller, Boyko and Bell, both as an associate and partner. Mr. Pepper has 30 years of legal experience.
Trademarks and Service Marks
The Jack in the Box, Qdoba Mexican Eats, Qdoba Mexican Grill and Qdoba names are of material importance to us, and each is a registered trademark and service mark in the United States and elsewhere. In addition, we have registered or applied to register numerous service marks and trade names for use in our businesses, including the Jack in the Box logo, Qdoba logos, Qdoba Mexican Grill mark and various product names and designs.

Seasonality
Restaurant sales and profitability are subject to seasonal fluctuations because of factors such as vacation and holiday travel and events, seasonal weather conditions, and crises, all of which affect the public’s dining habits.
Competition and Markets
The restaurant business is highly competitive and is affected by local and national economic conditions, including unemployment levels, population and socioeconomic trends, traffic patterns, local and national competitive changes, changes in consumer dining habits and preferences, and new information regarding diet, nutrition and health, all of which may affect consumer spending habits. Key elements of competition in the industry are the quality and innovation in the food products offered, price and perceived value, quality of service experience (including technological and other innovations), speed of service, personnel, advertising and other marketing efforts, name identification, restaurant location, and image and attractiveness of the facilities.
Each Jack in the Box and Qdoba restaurant competes directly and indirectly with a large number of national and regional restaurant chains, some of which have significantly greater financial resources, as well as with locally-owned and/or independent restaurants in the quick-service and the fast-casual segments, and other consumer options including grocery and specialty stores, catering and delivery services. In selling franchises, we compete with many other restaurant franchisors, some of whom have substantially greater financial resources.
Available Information
The Company’s primary website can be found at www.jackinthebox.com. We make available free of charge at this website (under the caption “Investors — SEC Filings”) all of our reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, including our Annual Report on Form 10-K, our Quarterly Reports on Form 10-Q, our Current Reports on Form 8-K, and amendments to those reports. These reports are made available on the website as soon as reasonably practicable after their filing with, or furnishing to, the Securities and Exchange Commission (“SEC”). You may read and copy any materials we file with the SEC at the SEC’s Public Reference Room at 100 F Street, NE, Washington, DC 20549. You may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. The SEC also maintains an Internet site (www.sec.gov) that contains our reports, proxy and information statements, and other information.
Regulation
Each restaurant is subject to regulation by federal agencies, as well as licensing and regulation by state and local health, sanitation, safety, fire, zoning, building, taxing and other agencies and departments. Restaurants are also subject to rules and regulations imposed by owners and/or operators of shopping centers, college campuses, airports, military bases or other locations where a restaurant is located. Difficulties or failures in obtaining and maintaining any required permits, licenses or approvals, or difficulties in complying with applicable rules and regulations, could result in restricted operations, closures of existing restaurants, delays or cancellations in the opening of new restaurants, increased cost of operations or the imposition of fines and other penalties.
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
We are subject to the federal Fair Labor Standards Act and various state laws governing such matters as minimum wages, exempt status classification, overtime, breaks and other working conditions for company employees. Our franchisees are subject to these same laws. Many of our food service personnel are paid at rates set in relation to the federal and state minimum wage laws and, accordingly, changes in the minimum wage requirements may increase labor costs for us and our franchisees. Federal and state laws may also require us to provide paid and unpaid leave to our employees, or healthcare or other employee benefits, which could result in significant additional expense to us and our franchisees. We are also subject to federal immigration laws requiring compliance with work authorization documentation and verification procedures.
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
We have processes in place to monitor compliance with applicable laws and regulations governing our company operations.

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
Risks Related to the Food Service Industry.  Food service businesses such as ours may be materially and adversely affected by changes in consumer preferences, national and regional economic, political and socioeconomic conditions, attitudes and changes in consumer dining habits (whether or not based on new information regarding diet, nutrition or health), as well as by the cost of food at home compared to food away from home, technological and other innovations, health-based regulations or other factors. Adverse economic conditions, such as higher levels of unemployment, lower levels of consumer confidence and decreased discretionary spending, may reduce restaurant traffic and sales and impose practical limits on pricing. If adverse or uncertain economic conditions persist for an extended period of time, consumers may make long-lasting changes to their spending behavior. The impact of these factors may be exacerbated by the geographic profile of our Jack in the Box brand. Specifically, nearly 70% of the restaurants in our Jack in the Box system are located in the states of California and Texas. Economic conditions, state and local laws, government regulations, weather conditions or natural disasters affecting those states may therefore more greatly impact our results than would similar occurrences in other locations.
The performance of our business may also be adversely affected by factors such as:

•	seasonal sales fluctuations;

•	severe weather and other natural disasters;

•
unfavorable trends or developments concerning operating costs such as inflation, increased costs of food, fuel, utilities, technology, labor (including due to minimum wage increases or new administrative interpretations of regulations impacting labor costs), insurance, or employee benefits (including healthcare, workers’ compensation and other insurance costs and premiums);

•	the impact of initiatives by competitors and increased competition generally;

•	lack of customer acceptance of new menu items, service initiatives or potential price increases necessary to cover higher input costs;

•	customers trading down to lower priced items and/or shifting to competitive offerings with lower priced products;

•
labor disruptions, unionization, labor shortages or other labor or employee relations issues, and the availability of qualified, experienced management and hourly employees at company and franchise locations; and

•	failure to anticipate or respond quickly to relevant market trends or to implement successful advertising and marketing programs, including technology-based programs.
In addition, if economic conditions deteriorate or are uncertain for a prolonged period of time, or if our operating results decline unexpectedly, we may be required to record impairment charges, which will negatively impact our results of operations for the periods in which they are recorded. Due to the foregoing or other factors, results for any one quarter are not necessarily indicative of results to be expected for any other quarter or for a full fiscal year. These fluctuations may cause our operating results to be below the expectations of public market analysts and investors, and may adversely impact our stock price.
Risks Related to Food and Commodity Costs and Availability.  We and our franchisees are subject to volatility in food and commodity costs and availability. Accordingly, our profitability depends in part on our ability to anticipate and react to changes in food costs and availability. For example, the costs of feed ingredients used to produce beef, pork and chicken could be adversely affected by changes in worldwide supply or demand, or by regulatory or societal mandates, leading to higher prices for our products. In past years, food and commodity costs increased significantly, out-pacing general inflation and industry expectations. Looking forward, we anticipate volatile or uncertain price conditions to continue.
We seek to manage food and commodity costs, including through extended fixed price contracts, strong category and commodity management, and purchasing fundamentals. However, certain commodities such as beef and pork, which currently represent approximately 20% and 7%, respectively, of our consolidated commodity spend, do not lend themselves to fixed price contracts.

We cannot assure you that we will successfully enter into fixed price contracts on a timely basis or on commercially favorable pricing terms. In addition, although we have fixed price contracts for produce, we are subject to force majeure clauses resulting from weather or acts of God that may result in temporary spikes in costs.

Further, we cannot assure you that we or our franchisees will be able to successfully anticipate and react effectively to changing food and commodity costs by adjusting purchasing practices or menu offerings. We and our franchisees also may not be able to pass along price increases to our customers as a result of adverse economic conditions, competitive pricing or other factors. Therefore, variability of food and other commodity costs could adversely affect our profitability and results of operations.
Risk Related to Our Brands and Reputation.  Multi-unit food service businesses such as ours can be materially and adversely affected by widespread negative publicity of any type, particularly regarding food quality, food safety, nutritional content, safety or public health issues (such as epidemics or the prospect of a pandemic), obesity or other health concerns, and employee relations issues, among other things. Adverse publicity in these areas could damage the trust customers place in our brands. The increasingly widespread use of mobile communications and social media applications has amplified the speed and scope of adverse publicity and could hamper our ability to promptly correct misrepresentations or otherwise respond effectively to negative publicity. To minimize the risk of food safety issues arising in our restaurants and at our vendors, we have restaurant Food Safety programs that include a daily restaurant Food Safety Checklist, and we use third-party and internal audits to review the Food Safety programs of our vendors. Nevertheless, food safety risks cannot be completely eliminated. Any outbreak of illness attributed to company or franchised restaurants, or within the food service industry, or any widespread negative publicity regarding our brands or the restaurant industry in general could cause a decline in company and franchise restaurant sales, and could have a material adverse effect on our financial condition and results of operations.
In addition, the success of our business strategy depends on the value and relevance of our brands and reputation, including implementation and success of brand strategies. If customers perceive that we and our franchisees fail to deliver a consistently positive and relevant experience, our brands could suffer. This could have a material adverse effect on our business. Moreover, while we devote considerable efforts and resources to protecting our trademarks and other intellectual property, if these efforts are not successful, the value of our brands may be harmed. This could also have a material adverse effect on our business.
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
Risks Associated with Severe Weather, Natural Disasters or Civil Unrest.  Food service businesses such as ours can be materially and adversely affected by severe weather conditions, such as severe storms, hurricanes, flooding, prolonged drought or protracted heat or cold waves, and by natural disasters, such as earthquakes and wild fires, and their aftermath. Any of these, or civil disturbances or unrest, could result in:

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

•	operating cost levels that reduce the demand for, or raise the cost of, developing new restaurants;

•	unique regulations or challenges applicable to operating in non-traditional locations, such as airports, college campuses, military or government facilities;

•	the challenge of identifying, recruiting and training qualified restaurant management;

•	the inability to obtain all required permits;

•	changes in laws, regulations and interpretations, including interpretations of the requirements of the Americans with Disabilities Act; and

•	general economic and business conditions.
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
Risks Related to Franchisee Financial and Business Operations.  The opening and continued success of franchise restaurants depends on various factors, including the demand for our franchises, the selection of appropriate franchisee candidates, the identification and availability of suitable sites, negotiation of acceptable lease or purchase terms for new locations, permitting and regulatory compliance, the ability to meet construction schedules, the availability of financing, and the financial and other capabilities of our franchisees and developers. See “Growth and Development Risks” above. Despite our due diligence performed during the recruiting process, we cannot assure you that franchisees and developers planning the opening of franchise restaurants will have the business abilities or sufficient access to financial resources necessary to open the restaurants required by their agreements, or will prove to be effective operators and remain aligned with us on operations, pricing, promotional or capital-intensive initiatives.
Our franchisees are contractually obligated to operate their restaurants in accordance with all applicable laws and regulations, as well as standards set forth in our agreements with them. However, franchisees are independent third parties whom we cannot and do not control beyond the terms of our agreements with them. If franchisees do not successfully operate restaurants in an effective or profitable manner or consistent with applicable laws and required standards, royalty, and in some cases rent, payments to us may be adversely affected. If customers have negative perceptions or experiences with the operational execution, food quality or safety at our franchised locations, the image and reputation of our brands could be harmed, which in turn could negatively impact our business and operating results. Also, if franchisee employees have negative experiences and stage work stoppages or otherwise produce bad publicity, this could negatively impact brand equity.
With an increase in the proportion of Jack in the Box franchised restaurants, the percentage of our revenues derived from royalties and rents at Jack in the Box franchise restaurants has increased and is anticipated to continue to increase, as has the risk that earnings could be negatively impacted by defaults in the payment of royalties and rents. As small businesses, some of our franchise operators may be negatively and disproportionately impacted by strategic initiatives, capital requirements, inflation, labor costs, employee relations issues or other causes. In addition, franchisees’ business obligations may not be limited to the operation of Jack in the Box or Qdoba restaurants, making them subject to business and financial risks unrelated to the operation of our restaurants. These unrelated risks could adversely affect a franchisee’s ability to make payments to us or to make payments on a timely basis. We cannot assure that franchisees will successfully participate in our strategic or marketing initiatives or operate their restaurants in a manner consistent with our concepts and standards. As compared to some of our competitors, our Jack in the Box brand has relatively fewer franchisees who, on average, operate more restaurants per franchisee. There are significant risks to our business if a franchisee, particularly one who operates a large number of restaurants, encounters financial difficulties or fails to adhere to our standards and projects an image inconsistent with our brands.

Risk Relating to Competition, Menu Innovation and Successful Execution of our Operational Strategies and Initiatives. As part of our long term business plan, in addition to growth through development of new restaurants, we are focused on increasing same-store sales and average unit volumes. These plans are subject to a number of risks and uncertainties, including risks related to competition, menu innovation and identification and execution of successful operational strategies and initiatives. The restaurant industry is highly competitive with respect to price, service, location, personnel, advertising, brand identification and the type, quality and appeal of menu items and new and differentiated service offerings. There are many well-established competitors. Each of our restaurants competes directly and indirectly with a large number of national and regional restaurant chains, as well as with locally-owned and/or independent quick-service restaurants, fast-casual restaurants, casual dining restaurants, sandwich shops and similar types of businesses. The trend toward convergence in grocery, deli and restaurant services has and may continue to increase the number of our competitors. Such increased competition could decrease the demand for our products and negatively affect our sales and profitability. Some of our competitors have substantially greater financial, marketing, operating and other resources than we have, which may give them a competitive advantage. Certain of our competitors have introduced a variety of new products and service offerings and engaged in substantial price discounting, and may adopt similar strategies in the future. In an effort to increase same-store sales and AUVs, we continue to make improvements to our facilities, to implement new service and training initiatives, and to introduce new products and discontinue other menu items. However, there can be no assurance that our facility improvements will foster increases in sales and yield the desired return on investment, that our service initiatives or our overall strategies will be successful, that our menu offerings and promotions will generate sufficient customer interest or acceptance to increase sales, or that competitive product offerings, pricing and promotions will not have an adverse effect upon our margins, sales results and financial condition. In addition, the success of our strategy depends on, among other factors, our ability to motivate restaurant personnel and franchisees to execute our initiatives and achieve sustained high service levels.
Advertising and Promotion Risks.  Some of our competitors have greater financial resources, which enable them to purchase significantly more advertising, particularly television and radio ads, than we are able to purchase. Should our competitors increase spending on advertising and promotion, or should the cost of advertising increase or our advertising funds decrease for any reason, including reduced sales or implementation of reduced spending strategies, or should our advertising and promotion be less effective than our competitors, there could be a material adverse effect on our results of operations and financial condition. The growing prevalence and importance of social media platforms, behavioral advertising and mobile technology also pose challenges and risks for our marketing, advertising and promotional strategies. Failure to effectively use these platforms or technology could cause our advertising to be less effective than our competitors.  Moreover, improper or damaging use of social media or mobile technology, including by our employees, franchisees, or guests could increase the Company’s costs, lead to litigation or result in negative publicity that could also have a materially adverse effect on our results.
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
Risks Related to Reducing Operating Costs. During the current and recent years, we have identified strategies and taken steps to reduce operating costs to align with increased Jack in the Box franchise ownership and to further integrate Jack in the Box and Qdoba brand restaurant systems. These strategies include outsourcing certain functions, reducing headcount, relocating the Qdoba corporate support center to San Diego and integrating restaurant information systems between our brands. The ability to reduce our operating costs through these initiatives is subject to risks and uncertainties, and we cannot assure that these activities, or any other activities that we may undertake in the future, will achieve the desired cost savings and efficiencies. Failure to achieve such desired savings, or business disruption resulting from these strategies, could adversely affect our results of operations and financial condition.
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
Risks Related to Government Regulations, Including Regulations Increasing Labor Costs.  The restaurant industry is subject to extensive federal, state and local governmental regulations as described in Item 1 under “Regulation.” We are subject to rules and regulations including but not limited to those related to:

•	the preparation, ingredients, labeling, packaging, advertising and sale of food and beverages;

•	building and zoning requirements;

•	sanitation and safety standards;

•	employee healthcare, including the implementation and legal, regulatory and cost implications of the Affordable Care Act;

•
labor and employment, including minimum wage adjustments, overtime, working conditions, employment eligibility and documentation, sick leave, and other employee benefit and fringe benefit requirements, Service Contract Act requirements for restaurants located on military bases, and changing judicial, administrative or regulatory interpretations of federal or state labor laws;

•	the registration, offer, sale, termination and renewal of franchises;

•	truth-in-advertising, consumer protection and the security of information;

•	Americans with Disabilities Act;

•	payment cards;

•	alcohol sales; and

•	climate change, including regulations related to the potential impact of greenhouse gases, water consumption, or a tax on carbon emissions.
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
Risks Related to Computer Systems, Information Technology and Cyber Security.  We and our franchisees rely on computer systems and information technology to conduct our business. A material failure or interruption of service, or a breach in security of our computer systems caused by malware or other attack, could cause reduced efficiency in operations, loss or misappropriation of data, or business interruptions, or could impact delivery of food to restaurants or financial functions such as vendor payment or employee payroll. We have business continuity plans that attempt to anticipate and mitigate such failures, but it is possible that significant capital investment could be required to rectify these problems, or more likely that cash flows could be impacted.
We have instituted controls intended to protect our computer systems, our point of sale (“POS”) systems, and our information technology systems, to adhere to payment card industry data security standards and to limit third party access for vendors that require access to our restaurant networks. However, we cannot control every security risk, particularly those affecting our franchise locations which are independent businesses. Our security architecture is decentralized, such that payment card information is primarily confined to the restaurant where the specific transaction took place. However, a security breach involving our POS, personnel, franchise operations reporting or other systems could result in disclosure or theft of confidential customer or employee or other proprietary data, and potentially cause loss of consumer confidence or potential costs, fines and litigation, including costs associated with reputational damage, consumer fraud or privacy breach. These risks may be magnified by the increased use of mobile communications and other new technologies, and are subject to increased and changing regulations. The costs of compliance and risk mitigation planning, including increased investment in technology or personnel in order to protect valuable business or consumer information, may negatively impact our results of operations.
Risks Related to the Failure of Internal Controls Over Financial Reporting.  We maintain a documented system of internal controls over financial reporting, which is reviewed and monitored by an Internal Controls Committee and tested by the Company’s full-time Internal Audit Department. The Internal Audit Department reports to the Audit Committee of the Board of Directors. We believe we have a well-designed system to maintain adequate internal controls over financial reporting; however, we cannot be certain that our controls will be adequate in the future or that adequate controls will be effective in preventing or detecting all error and all fraud. A control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the control system’s objectives will be met. The design of any system of controls is based in part on certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. If our internal controls are ineffective, we may not be able to accurately report our financial results or prevent fraud. Any failures in the effectiveness of our internal controls could have a material adverse effect on our operating results or cause us to fail to meet reporting obligations.
Environmental and Land Risks and Regulations.  We own or lease the real properties on which our Jack in the Box company-operated restaurants are located, and we either own or lease (and subsequently lease/sublease to the franchisee) a majority of our Jack in the Box franchised restaurant sites. We also own or lease the real properties upon which our company-operated Qdoba restaurants are located, and lease (and subsequently sublease to the franchisee) one of our Qdoba franchised restaurant sites. Further, we own our principal executive offices, our Innovation Center and approximately four acres of undeveloped land directly adjacent to the Innovation Center, and lease the Qdoba corporate support center and some regional office space. We have engaged and continue to engage in real estate development projects. As is the case with any owner or operator of real property, we are subject to eminent domain proceedings that can impact the value of investments we have made in real property, and we are subject to other potential liabilities and damages arising out of owning, operating, leasing or otherwise having interests in real property. In addition, we are subject to a variety of federal, state and local governmental regulations relating to the use, storage, discharge, emission and disposal of hazardous materials. Failure to comply with environmental laws could result in the imposition by governmental agencies or courts of law of severe penalties or restrictions on our operations. We are unaware of any significant h azards for which we are responsible on properties we own or have owned, or operate or have operated. Accordingly, we do not have environmental liability insurance for our restaurants, nor do we maintain a reserve to cover such events. In the event of the determination of contamination on such properties, the Company, as owner or operator, could be held liable for severe penalties and costs of remediation, and this could result in material liability.
Risks Related to Leverage.  As of October 2, 2016, the Company has a credit facility comprised of a $900.0 million revolving credit agreement and a $700.0 million term loan. We may also request the issuance of up to $75.0 million in letters of credit, the outstanding amount of which reduces our net borrowing capacity under the credit agreement. For additional information related to our credit facility, refer to Note 7, Indebtedness, of the notes to the consolidated financial statements. Increased leverage resulting from borrowings under our credit facility could have certain material adverse effects on the Company, including but not limited to the following:

•
our ability to obtain additional financing in the future for working capital, capital expenditures, acquisitions and general corporate or other purposes could be impaired, or any such financing may not be available on terms favorable to us;

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
Risks of Market Volatility.  Many factors affect the trading price of our stock, including factors over which we have no control, such as reports on the economy, the industry or the price of commodities, as well as negative or positive announcements by competitors, regardless of whether the report relates directly to our business. In addition to investor expectations about our prospects, trading activity in our stock can reflect the portfolio strategies and investment allocation changes of institutional holders and non-operating initiatives such as a share repurchase program. Any failure to meet market expectations whether for sales, growth rates, refranchising goals, earnings per share or other metrics could cause our share price to drop.
Risks of Changes in Accounting Policies and Assumptions.  Changes in accounting standards, policies or related interpretations by accountants or regulatory entities may negatively impact our results. Many accounting standards require management to make subjective assumptions and estimates, such as those required for long-lived assets, retirement benefits, self-insurance, restaurant closing costs, goodwill and other intangibles, legal accruals, and income taxes. Changes in those underlying assumptions and estimates could significantly change our results.
Litigation.  We are subject to complaints or litigation brought by former, current or prospective employees, customers, franchisees, vendors, landlords, shareholders or others. We assess contingencies to determine the degree of probability and range of possible loss for potential accrual in our financial statements. An estimated loss contingency is accrued if it is probable that a liability has been incurred and the amount of loss can be reasonably estimated. Because lawsuits are inherently unpredictable and unfavorable resolutions could occur, assessing contingencies is highly subjective and requires judgments about future events. We regularly review contingencies to determine the adequacy of the accruals and related disclosures. However, the amount of ultimate loss may differ from these estimates. A judgment that is not covered by insurance or that is significantly in excess of our insurance coverage for any claims could materially adversely affect our financial condition or results of operations. In addition, regardless of whether any claims against us are valid or whether we are found to be liable, claims may be expensive to defend, and may divert management’s attention away from operations and hurt our performance. Further, adverse publicity resulting from claims against us or our franchisees may harm our business or that of our franchisees.

ITEM 1B.	UNRESOLVED STAFF COMMENTS
None.

ITEM 2.	PROPERTIES
The following table sets forth information regarding our operating Jack in the Box and Qdoba restaurant properties as of October 2, 2016:

	Company- Operated	Franchise	Total
Company-owned restaurant buildings:
On company-owned land	44	182	226
On leased land	135	506	641
Subtotal	179	688	867
Company-leased restaurant buildings on leased land	605	924	1,529
Franchise directly-owned or directly-leased restaurant buildings	—	558	558
Total restaurant buildings	784	2,170	2,954
Our restaurant leases generally provide for fixed rental payments (with cost-of-living index adjustments) plus real estate taxes, insurance and other expenses. In addition, approximately 15% of our leases provide for contingent rental payments between 1% and 15% of the restaurant’s gross sales once certain thresholds are met. We have generally been able to renew our restaurant leases as they expire at then-current market rates. The remaining terms of ground leases range from approximately less than one year to 52 years, including optional renewal periods. The remaining lease terms of our other leases range from approximately less than one year to 41 years, including optional renewal periods. As of October 2, 2016, our restaurant leases had initial terms expiring as follows:

	Number of Restaurants
Fiscal Year	Ground Leases	Land and Building Leases
2017 – 2021	295	758
2022 – 2026	219	542
2027 – 2031	111	166
2032 and later	16	63
Our principal executive offices are located in San Diego, California in an owned facility of approximately 150,000 square feet. We also own our 70,000 square foot Innovation Center and approximately four acres of undeveloped land directly adjacent to it. Qdoba’s corporate support center is located in a leased facility in Lakewood, Colorado, that we plan to exit during the first quarter of 2017, relocating all operations to San Diego. We believe our principal executive offices and Innovation Center are suitable and adequate for our present purposes.

ITEM 3.	LEGAL PROCEEDINGS
See Note 15, Commitments, Contingencies and Legal Matters, of the notes to the consolidated financial statements for a discussion of our legal proceedings.

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
Market Information.  Our common stock is traded on the Nasdaq Global Select Market under the symbol “JACK.” The following table sets forth the high and low sales prices for our common stock during the fiscal quarters indicated, as reported on the NASDAQ — Composite Transactions:

	13 Weeks Ended	12 Weeks Ended		16 Weeks Ended
	October 2, 2016	July 3, 2016	April 10, 2016	January 17, 2016
High	$102.68	$88.65	$78.87	$82.20
Low	$83.64	$64.30	$61.78	$69.60
	12 Weeks Ended			16 Weeks Ended
	September 27, 2015	July 5, 2015	April 12, 2015	January 18, 2015
High	$98.26	$96.40	$99.99	$87.50
Low	$63.94	$85.30	$81.56	$63.84
Dividends.  During the third quarter of fiscal 2014, the Board of Directors approved the initiation of a regular quarterly cash dividend. In fiscal 2016, the Board of Directors declared four cash dividends of $0.30 per share each. In fiscal 2015, we declared two cash dividends of $0.20 per share each, and two cash dividends of $0.30 per share each. In fiscal 2014, we declared two cash dividends of $0.20 per share each. Our dividend is subject to the discretion and approval of our Board of Directors and our compliance with applicable law, and depends upon, among other things, our results of operations, financial condition, level of indebtedness, capital requirements, contractual restrictions, restrictions in our credit agreement and other factors that our Board of Directors may deem relevant.
Stock Repurchases. The following table summarizes shares repurchased during the quarter ended October 2, 2016. The average price paid per share in column (b) below does not include the cost of brokerage fees:

	(a) Total Number of Shares Purchased	(b) Average Price Paid Per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Programs	(d) Maximum Dollar Value That May Yet Be Purchased Under These Programs
				$150,025,646
July 4, 2016 - July 31, 2016	—	$—	—	$150,025,646
August 1, 2016 - August 28, 2016	—	$—	—	$150,025,646
August 29, 2016 - October 2, 2016	425,254	$98.42	425,254	$408,172,440
Total	425,254	$—	425,254
Stockholders.  As of November 18, 2016, there were 493 stockholders of record.

Securities Authorized for Issuance Under Equity Compensation Plans.  The following table summarizes the equity compensation plans under which Company common stock may be issued as of October 2, 2016. Stockholders of the Company have approved all plans requiring such approval.

	(a) Number of securities to be issued upon exercise of outstanding options, warrants and rights (1)	(b) Weighted-average exercise price of outstanding options (1)	(c) Number of securities remaining for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by security holders (2)	965,160	$61.73	2,465,612
 ____________________________

(1)
Includes shares issuable in connection with our outstanding stock options, performance share awards, nonvested stock awards and units, and non-management director deferred stock equivalents. The weighted-average exercise price in column (b) includes the weighted-average exercise price of stock options.

(2)	For a description of our equity compensation plans, refer to Note 12, Share-Based Employee Compensation, of the notes to the consolidated financial statements.

Performance Graph.  The following graph compares the cumulative return to holders of the Company’s common stock at September 30th of each year to the yearly weighted cumulative return of a Peer Group Index and to the Standard & Poor’s (“S&P”) 500 Index for the same period. As it does every year, the Compensation Committee of the Board of Directors (the “Committee”) reviews the make-up of the Peer Group as part of its process of setting the compensation of our executive officers. Working closely with its independent compensation consultant, and considering anticipated Company revenues, the Committee approved changes to the Peer Group to remove Ruby Tuesday, Inc. due to its size being relatively smaller than other members of the Peer Group based on defined criteria (i.e., revenue, market capitalization, and system-wide sales), and added Papa John's International, Inc, which more closely meets the established criteria for our Peer Group. The below comparison assumes $100 was invested on September 30, 2011 in the Company’s common stock and in the comparison groups and assumes reinvestment of dividends. The Company paid dividends beginning in fiscal 2014.

$600
$500
$400
$300
$200
$100
$0
9/11
9/12
9/13
9/14
9/15
9/16
Jack in the Box Inc.
S&P 500
Old Peer Group
New Peer Group

	2011	2012	2013	2014	2015	2016
Jack in the Box Inc.	$100	$141	$201	$345	$394	$498
S&P 500 Index	$100	$130	$155	$186	$185	$213
Old Peer Group (1)	$100	$130	$174	$219	$257	$219
New Peer Group (2)	$100	$132	$177	$224	$266	$232
____________________________

(1)
The Old Peer Group Index comprises the following companies: Brinker International, Inc.; Buffalo Wild Wings, Inc.; Chipotle Mexican Grill Inc.; Cracker Barrel Old Country Store, Inc.; DineEquity, Inc.; Domino’s Pizza, Inc.; Panera Bread Company; Ruby Tuesday, Inc.; Sonic Corp.; The Cheesecake Factory Inc.; and The Wendy’s Company.

(2)
The New Peer Group Index comprises the following companies: Brinker International, Inc.; Buffalo Wild Wings, Inc.; Chipotle Mexican Grill Inc.; Cracker Barrel Old Country Store, Inc.; DineEquity, Inc.; Domino’s Pizza, Inc.; Panera Bread Company; Papa John's Int'l, Inc.; Sonic Corp.; The Cheesecake Factory Inc.; and The Wendy’s Company.

ITEM 6.	SELECTED FINANCIAL DATA
Our fiscal year is 52 or 53 weeks, ending the Sunday closest to September 30. All years presented below include 52 weeks, except for 2016 which includes 53 weeks. The selected financial data reflects, as discontinued operations, 62 closed Qdoba stores and our distribution business for all years presented. This selected financial data should be read in conjunction with our audited consolidated financial statements and accompanying notes and Management’s Discussion and Analysis of Financial Condition and Results of Operations included elsewhere in this Annual Report on Form 10-K. Our consolidated financial information may not be indicative of our future performance.

	Fiscal Year
	2016	2015	2014	2013	2012
	(dollars in thousands, except per share data)
Statements of Earnings Data (1):
Total revenues	$1,599,331	$1,540,317	$1,484,131	$1,489,867	$1,509,295

Operating costs and expenses	$1,370,646	$1,340,005	$1,318,275	$1,356,302	$1,417,624
(Gains) losses on the sale of company-operated restaurants	(1,230)	3,139	3,548	(4,640)	(29,145)
Total operating costs and expenses, net	$1,369,416	$1,343,144	$1,321,823	$1,351,662	$1,388,479

Earnings from continuing operations	$126,270	$112,601	$94,844	$82,608	$68,104

Earnings per Share and Share Data:
Earnings per share from continuing operations (1):
Basic	$3.74	$3.00	$2.33	$1.91	$1.55
Diluted	$3.70	$2.95	$2.26	$1.84	$1.52
Cash dividends declared per common share (1)	$1.20	$1.00	$0.40	$—	$—
Weighted-average shares outstanding — Basic (1)(2)	33,735	37,587	40,781	43,351	43,999
Weighted-average shares outstanding — Diluted (1)(2)	34,146	38,215	41,973	44,899	44,948
Market price at year-end	$95.94	$79.71	$65.73	$40.10	$28.11
Other Operating Data:
Jack in the Box restaurants:
Company-operated average unit volume (4)	$1,870	$1,858	$1,708	$1,606	$1,557
Franchise-operated average unit volume (3)(4)	$1,454	$1,429	$1,337	$1,312	$1,313
System average unit volume (3)(4)	$1,530	$1,510	$1,412	$1,381	$1,379
Change in company-operated same-store sales	0.0%	5.1%	2.0%	1.0%	4.6%
Change in franchise-operated same-store sales (3)	1.6%	7.0%	2.0%	0.1%	3.0%
Change in system same-store sales (3)	1.2%	6.5%	2.0%	0.3%	3.4%
Qdoba restaurants:
Company-operated average unit volume (4)	$1,209	$1,199	$1,114	$1,080	$1,060
Franchise-operated average unit volume (3)(4)	$1,150	$1,140	$1,028	$961	$958
System average unit volume (3)(4)	$1,179	$1,169	$1,070	$1,017	$1,000
Change in company-operated same-store sales	1.7%	8.3%	5.7%	0.5%	3.2%
Change in franchise-operated same-store sales (3)	1.1%	10.4%	6.3%	1.1%	1.9%
Change in system same-store sales (3)	1.4%	9.3%	6.0%	0.8%	2.5%
Capital expenditures	$96,615	$86,226	$60,525	$84,690	$80,200
Balance Sheet Data (at end of period) (1):
Total assets	$1,348,791	$1,303,979	$1,270,665	$1,319,209	$1,463,725
Long-term debt, excluding current maturities	$937,512	$688,579	$497,012	$349,393	$405,276
Stockholders’ (deficit) equity (5)	$(217,206)	$15,953	$257,911	$472,018	$411,945
 ____________________________

(1)	Financial data was extracted or derived from our audited financial statements.

(2)	Weighted-average shares reflect the impact of common stock repurchases under Board-approved programs.

(3)
Changes in same-store sales and average unit volumes are presented for franchise restaurants and on a system-wide basis, which includes company and franchise restaurants. Franchise sales represent sales at franchise restaurants and are revenues of our franchisees. We do not record franchise sales as revenues; however, our royalty revenues and percentage rent revenues are calculated based on a percentage of franchise sales. We believe franchise and system sales growth and average unit volume information is useful to investors as a significant indicator of the overall strength of our business as it incorporates our significant revenue drivers which are company and franchise same-store sales as well as net unit development. Company, franchise and system changes in same-store sales include the results of all restaurants that have been open more than one year.

(4)	2016 average unit volume is adjusted to exclude the 53rd week for the purpose of comparison to prior years.

(5)	In 2016, the Company began to accumulate a stockholders’ deficit related to the execution of our share repurchase programs authorized by our Board of Directors.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
GENERAL
For an understanding of the significant factors that influenced our performance during the past three fiscal years, we believe our Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) should be read in conjunction with the consolidated financial statements and related notes included in this annual report as indexed on page F-1.
Comparisons under this heading refer to the 53-week period ended October 2, 2016, and 52-week periods ended September 27, 2015 and September 28, 2014 for fiscal years 2016, 2015 and 2014, respectively, unless otherwise indicated.
Our MD&A consists of the following sections:

•	Overview — a general description of our business and fiscal 2016 highlights.

•	Financial reporting — a discussion of changes in presentation, if any.

•	Results of operations — an analysis of our consolidated statements of earnings for the three years presented in our consolidated financial statements.

•
Liquidity and capital resources — an analysis of cash flows including pension and postretirement health contributions, capital expenditures, our credit facility, share repurchase activity, dividends, aggregate contractual obligations, known trends that may impact liquidity, and the impact of inflation, if applicable.

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

•
Company restaurant margin (“restaurant margin”) is defined as company restaurant sales less expenses incurred directly by our restaurants in generating those sales (food and packaging costs, payroll and employee benefits costs, and occupancy and other costs). We also present restaurant margin as a percentage of company restaurant sales.

•
Franchise margin is defined as franchise rental revenues and franchise royalties and other, less franchise occupancy expenses, and franchise support and other costs, and is also presented as a percentage of franchise revenues.

Same-store sales, AUVs, restaurant margin, and franchise margin are not measurements determined in accordance with generally accepted accounting principles (“GAAP”) and should not be considered in isolation, or as an alternative to income from operations, or other similarly titled measures of other companies.
OVERVIEW
As of October 2, 2016, we operated and franchised 2,255 Jack in the Box quick-service restaurants, primarily in the western and southern United States, including one in Guam, and 699 Qdoba fast-casual restaurants operating primarily throughout the United States as well as the District of Columbia and Canada.
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

The following summarizes the most significant events occurring in fiscal 2016, and certain trends compared to prior years:

•
Same-Store Sales — Same-store sales were flat at company-operated Jack in the Box restaurants as the impact of menu price increases offset a decline in transactions. Qdoba’s same-store sales increase of 1.7% at company-operated restaurants was driven primarily by transaction growth, menu price increases and catering.

•
Commodity Costs — Commodity costs decreased approximately 3.0% and 4.4% in 2016 at our Jack in the Box and Qdoba restaurants, respectively, compared with a year ago. Beef represents the largest portion, or approximately 20%, of the Company’s overall commodity spend. We typically do not enter into fixed price contracts for our beef needs. In 2017, we currently expect our beef costs to be slightly deflationary as compared to fiscal 2016. We expect our overall commodity costs in fiscal 2017 to be approximately flat to down 1% at both our Jack in the Box and Qdoba restaurants.

•
Restaurant Margins — Our consolidated company-operated restaurant margin decreased in 2016 to 20.2% from 20.4% in 2015. Jack in the Box’s company-operated restaurant margin improved in 2016 to 21.2% from 20.7% in 2015 due primarily to lower costs for food and packaging and benefits of refranchising, partially offset by minimum wage increases in California that went into effect in January 2016, and by higher costs for equipment upgrades. Restaurant margins at our Qdoba company-operated restaurants decreased in 2016 to 18.1% from 19.7% in 2015 primarily reflecting an increase in new restaurant activity, unfavorable product mix including higher levels of discounting, and higher costs for equipment upgrades.

•
Jack in the Box Franchising Program — In 2016, Jack in the Box franchisees opened a total of 12 restaurants. Our Jack in the Box system was 82% franchised at the end of fiscal 2016. We plan to increase franchise ownership of the system to over 90%. In fiscal 2017, we expect to open approximately 20-25 new Jack in the Box restaurants, the majority of which will be franchise locations.

•
Qdoba New Unit Growth — In 2016 we opened 35 company-operated restaurants and franchisees opened 18 restaurants of which six were in non-traditional locations such as airports and college campuses. In fiscal 2017, 60-70 new Qdoba restaurants are expected to open system-wide, of which approximately 40 are expected to be company-operated locations

•
Restructuring Costs — In 2016, we announced a plan to reduce our general and administrative costs. In connection with this plan, we have recorded $10.1 million of restructuring charges which are included in impairment and other charges, net in the accompanying consolidated statements of earnings.

•
Pension Contribution — In September 2016, we made an $80.0 million tax-deductible accelerated contribution to our qualified defined benefit pension plan to reduce future pension costs including our exposure to Pension Benefit Guaranty Corporation (“PBGC”) variable-rate premiums that are paid on the unfunded portion of our pension liability, and to improve the funded status of the plan.

•
Credit Facility — In September 2016, we amended our existing credit facility to increase our overall borrowing capacity by $400.0 million to $1.6 billion, consisting of a $900.0 million revolving credit agreement and a $700.0 million term loan, both maturing in March 2019.

•
Return of Cash to Shareholders — During 2016, we continued to return cash to shareholders in the form of share repurchases and quarterly cash dividends. We repurchased 3.9 million shares of our common stock at an average price of $75.29 per share, totaling $291.9 million, including the cost of brokerage fees. We also declared dividends of $1.20 per share totaling $40.5 million.

FINANCIAL REPORTING
During fiscal 2012, we entered into an agreement to outsource our Jack in the Box distribution business. In fiscal 2013, we closed 62 Qdoba restaurants (the “2013 Qdoba Closures”) as part of a comprehensive Qdoba market performance review. All charges related to our distribution business and the 2013 Qdoba Closures are reported as discontinued operations for all periods presented. Refer to Note 2, Discontinued Operations, in the notes to consolidated financial statements for additional information. Unless otherwise noted, amounts and disclosures throughout our MD&A relate to our continuing operations.
In 2016, we adopted an Accounting Standards Update which simplifies the presentation of deferred income taxes and requires deferred tax liabilities and assets to be classified as non-current in a classified statement of financial position. Upon adoption, we retrospectively applied the new standard which resulted in a $40.0 million reclassification of current deferred income taxes to other assets, net on our September 27, 2015 consolidated balance sheet. Refer to Note 1, Nature of Operations and Summary of Significant Accounting Policies, in the notes to consolidated financial statements for more information.

RESULTS OF OPERATIONS
The following table presents certain income and expense items included in our consolidated statements of earnings as a percentage of total revenues, unless otherwise indicated. Percentages may not add due to rounding.
CONSOLIDATED STATEMENTS OF EARNINGS DATA

	Fiscal Year
	2016	2015	2014
Revenues:
Company restaurant sales	75.3%	75.1%	75.5%
Franchise rental revenues	14.6%	14.7%	14.6%
Franchise royalties and other	10.1%	10.2%	9.8%
Total revenues	100.0%	100.0%	100.0%
Operating costs and expenses, net:
Company restaurant costs:
Food and packaging (1)	30.1%	31.3%	31.9%
Payroll and employee benefits (1)	27.8%	27.1%	27.5%
Occupancy and other (1)	21.9%	21.3%	22.1%
Total company restaurant costs (1)	79.8%	79.6%	81.5%
Franchise occupancy expenses (2)	73.1%	75.0%	77.8%
Franchise support and other costs (3)	9.9%	10.0%	9.5%
Selling, general and administrative expenses	12.7%	14.4%	13.9%
Impairment and other charges, net	1.2%	0.8%	1.0%
(Gains) losses on the sale of company-operated restaurants	(0.1)%	0.2%	0.2%
Earnings from operations	14.4%	12.8%	10.9%
Income tax rate (4)	36.5%	36.9%	35.3%
  ____________________________

(1)	As a percentage of company restaurant sales.

(2)	As a percentage of franchise rental revenues.

(3)	As a percentage of franchise royalties and other.

(4)	As a percentage of earnings from continuing operations and before income taxes.

CHANGES IN SAME-STORE SALES

	Fiscal Year
	2016	2015	2014
Jack in the Box:
Company	0.0%	5.1%	2.0%
Franchise	1.6%	7.0%	2.0%
System	1.2%	6.5%	2.0%
Qdoba:
Company	1.7%	8.3%	5.7%
Franchise	1.1%	10.4%	6.3%
System	1.4%	9.3%	6.0%

The following table summarizes the changes in the number and mix of Jack in the Box (“JIB”) and Qdoba company and franchise restaurants in each fiscal year:

	2016			2015			2014
	Company	Franchise	Total	Company	Franchise	Total	Company	Franchise	Total
Jack in the Box:
Beginning of year	413	1,836	2,249	431	1,819	2,250	465	1,786	2,251
New	4	12	16	2	16	18	1	11	12
Refranchised	(1)	1	—	(21)	21	—	(37)	37	—
Acquired from franchisees	1	(1)	—	7	(7)	—	4	(4)	—
Closed	—	(10)	(10)	(6)	(13)	(19)	(2)	(11)	(13)
End of year	417	1,838	2,255	413	1,836	2,249	431	1,819	2,250
% of JIB system	18%	82%	100%	18%	82%	100%	19%	81%	100%
Qdoba:
Beginning of year	322	339	661	310	328	638	296	319	615
New	35	18	53	17	22	39	16	22	38
Acquired from franchisees	14	(14)	—	—	—	—	—	—	—
Closed	(4)	(11)	(15)	(5)	(11)	(16)	(2)	(13)	(15)
End of year	367	332	699	322	339	661	310	328	638
% of Qdoba system	53%	47%	100%	49%	51%	100%	49%	51%	100%
Consolidated:
Total system	784	2,170	2,954	735	2,175	2,910	741	2,147	2,888
% of consolidated system	27%	73%	100%	25%	75%	100%	26%	74%	100%
Jack in the Box Brand
Company Restaurant Operations
The following table presents Jack in the Box company restaurant sales, costs and margin, and restaurant costs and margin as a percentage of the related sales. Percentages may not add due to rounding (dollars in thousands):

	2016		2015		2014
Company restaurant sales	$789,040		$782,525		$782,461
Company restaurant costs:
Food and packaging	235,538	29.9%	247,931	31.7%	254,891	32.6%
Payroll and employee benefits	223,019	28.3%	215,598	27.6%	218,000	27.9%
Occupancy and other	162,869	20.6%	157,281	20.1%	164,433	21.0%
Total company restaurant costs	621,426	78.8%	620,810	79.3%	637,324	81.5%
Restaurant margin	$167,614	21.2%	$161,715	20.7%	$145,137	18.5%
Company restaurant sales increased $6.5 million in 2016 and $0.1 million in 2015 as compared with the respective prior year. In 2016, higher AUVs and additional sales from a 53rd week in 2016 were partially offset by a decrease in sales attributable to the execution of our refranchising strategy which includes the sale of restaurants to franchisees. In 2015, higher AUV growth was offset by a decrease in the average number of company-operated restaurants related to the execution of our refranchising strategy. The following table presents the approximate impact of these increases (decreases) on Jack in the Box company restaurant sales (in millions):

	2016 vs. 2015	2015 vs. 2014
Decrease in the average number of restaurants	$(13.9)	$(68.7)
AUV increase	5.3	68.8
53rd week	15.1	—
Total increase in company restaurant sales	$6.5	$0.1

Same-store sales at Jack in the Box company-operated restaurants were flat in 2016 compared with 2015 as menu price increases were offset by a decline in transactions. In 2015, menu price increases, favorable product mix changes and an increase in transactions drove same-store sales 5.1% higher than the prior year. The following table summarizes the change in company-operated same-store sales:

	Increase/(Decrease)
	2016 vs. 2015	2015 vs. 2014
Average check (1)	2.9%	4.2%
Transactions	(2.9)%	0.9%
Change in same-store sales	0.0%	5.1%
 ____________________________

(1)	Includes price increases of approximately 3.0% and 2.2% in 2016 and 2015, respectively.
Food and packaging costs as a percentage of company restaurant sales decreased to 29.9% in 2016 from 31.7% in 2015, and 32.6% in 2014. In 2016, the decrease was driven by lower commodity costs, favorable product mix, and menu price increases. In 2015, the benefits of menu price increases and product mix changes more than offset higher commodity costs.
In 2016, commodity costs decreased 3.0% as lower costs for beef were partially offset by higher costs for pork, poultry and produce. Beef decreased most significantly by approximately18% in 2016 compared with a 10% increase in 2015 versus the prior year. In 2015, commodity costs increased 1.3% as higher costs for beef, eggs and produce were partially offset by lower costs for pork and shortening. For fiscal 2017, we currently expect commodity costs to be approximately flat to down 1% at Jack in the Box restaurants as compared with fiscal 2016.
Payroll and employee benefit costs as a percentage of company restaurant sales increased to 28.3% in 2016 from 27.6% in 2015, which decreased from 27.9% in 2014. In 2016, higher wages from minimum wage increases were partially offset by lower levels of incentive compensation driven by operating results, and by the benefits of refranchising. In 2015, sales leverage, the benefits of refranchising and lower costs for group insurance driven by favorable claim trends were partially offset by higher wages from minimum wage increases, unfavorable development trends associated with workers’ compensation claims, and an increase in incentive compensation driven by strong operating performance.
As a percentage of company restaurant sales, occupancy and other costs increased to 20.6% in 2016 from 20.1% in 2015, which decreased from 21.0% in 2014. In 2016, the increase is related to higher costs for equipment upgrades, and maintenance and repair expenses, partially offset by lower costs for utilities and the benefits of refranchising. The decrease in 2015 was related to sales leverage and the benefits of refranchising, partially offset by higher costs for credit card fees, maintenance and repair expenses and equipment costs due to beverage and technology upgrades at our restaurants.

Jack in the Box Franchise Operations

The following table presents Jack in the Box franchise revenues, costs, and margin in each fiscal year and other information we believe is useful in analyzing the change in franchise operating results (dollars in thousands):

	2016	2015	2014
Franchise rental revenues	$232,794	$226,494	$216,944

Royalties	138,424	133,726	124,538
Re-image contributions to franchisees	—	—	(22)
Franchise fees and other	2,000	2,431	3,323
Franchise royalties and other	140,424	136,157	127,839
Total franchise revenues	373,218	362,651	344,783

Rental expense	137,706	136,782	134,975
Depreciation and amortization	32,344	33,128	33,844
Franchise occupancy expenses	170,050	169,910	168,819
Franchise support and other costs	11,107	11,726	10,052
Total franchise costs	181,157	181,636	178,871
Franchise margin	$192,061	$181,015	$165,912
Franchise margin as a % of franchise revenue	51.5%	49.9%	48.1%

Average number of franchise restaurants	1,838	1,828	1,794
% increase	0.5%	1.9%	4.2%
Franchise restaurant AUV (1)	$1,454	$1,429	$1,337
Increase in franchise-operated same-store sales	1.6%	7.0%	2.0%
Royalties as a percentage of franchise restaurant sales	5.1%	5.1%	5.2%
 ____________________________
(1) 2016 AUV is adjusted to exclude the 53rd week for the purpose of comparison to prior years.

Franchise rental revenues increased $6.3 million, or 2.8%, in 2016, and $9.6 million, or 4.4%, in 2015 as compared with the respective prior year, primarily reflecting higher AUVs resulting in an increase in revenues from percentage rent, and increased rental income due to routine rent increases. In 2016, additional rent revenue of approximately $4.4 million from a 53rd week also contributed to the increase.
Franchise royalties and other increased $4.3 million, or 3.1%, in 2016, and $8.3 million, or 6.5%, in 2015 versus the respective prior year, primarily reflecting an increase in royalties driven by higher AUVs and, in 2016, additional royalties of approximately $2.6 million from a 53rd week. These increases were partially offset by a reduction in franchise fees of $0.1 million and $0.7 million in 2016 and 2015, respectively.
Franchise occupancy expenses, principally rents and depreciation on properties subleased or leased to franchisees, increased $0.1 million in 2016 and $1.1 million in 2015. In 2016, the increase relates to routine rent increases contributing to higher rental expense, and additional expenses of approximately $3.2 million from a 53rd week. These increases were partially offset by lower depreciation expense as our building assets become fully depreciated and favorable lease commitment adjustments of $1.9 million related to previously refranchised markets based on sales performance over the first year resulting in higher rent. In 2015, the increase was due to higher rental expense related to customary rent increases partially offset by a decrease in depreciation expense related to building assets becoming fully depreciated, which more than offset the additional depreciation expense driven by our refranchising strategy.
Franchise support and other costs decreased $0.6 million in 2016, and increased $1.7 million in 2015 as compared with the respective prior year. In 2016, costs decreased due to a decrease in bad debt expense and incentive compensation. In 2015, costs increased due to an increase in the average number of franchise restaurants and the recognition of bad debt expense of $0.8 million.

Qdoba Brand
Company Restaurant Operations
The following table presents Qdoba company restaurant sales, costs and margin, and restaurant costs and margin as a percentage of the related sales. Percentages may not add due to rounding (dollars in thousands):

	2016		2015		2014
Company restaurant sales	$415,495		$374,338		$338,451
Company restaurant costs:
Food and packaging	127,464	30.7%	114,057	30.5%	102,447	30.3%
Payroll and employee benefits	111,451	26.8%	97,704	26.1%	90,494	26.7%
Occupancy and other	101,289	24.4%	88,742	23.7%	83,428	24.6%
Total company restaurant costs	340,204	81.9%	300,503	80.3%	276,369	81.7%
Restaurant margin	$75,291	18.1%	$73,835	19.7%	$62,082	18.3%
Company restaurant sales increased $41.2 million in 2016 and $35.9 million in 2015 as compared with the respective prior year. The increase in 2016 is primarily related to an increase in the average number of Qdoba company-operated restaurants, and to a lesser extent, growth in AUVs, and additional sales from a 53rd week. In 2015, the increase was driven by growth in AUVs, and to a lesser extent, to an increase in the average number of restaurants. The following table presents the approximate impact of these increases on company restaurant sales (in millions):

	2016 vs. 2015	2015 vs. 2014
Increase in the average number of restaurants	$29.6	$10.0
AUV increase	3.4	25.9
53rd week	8.2	—
Total increase in company restaurant sales	$41.2	$35.9
Same-store sales at Qdoba company-operated restaurants increased 1.7% in 2016 and 8.3% in 2015. In 2016, the increase was driven by transaction growth resulting from increased discounting, menu price increases and catering. In 2015, the increase in same-store sales was primarily driven by the new simplified menu pricing structure, and growth in catering sales. The following table summarizes the change in company-operated same-store sales:

	Increase/(Decrease)
	2016 vs. 2015	2015 vs. 2014
Transactions	1.5%	(0.1)%
Average check (1)	(0.4)%	7.3%
Catering	0.6%	1.1%
Increase in same-store sales	1.7%	8.3%
 ____________________________

(1)	Includes price increases of approximately 1.0% and 0.2% in 2016 and 2015, respectively.
Food and packaging costs as a percentage of company restaurant sales increased to 30.7% in 2016 from 30.5% in 2015, and 30.3% in 2014. In 2016, unfavorable product mix and higher discounting were partially offset by the benefit of lower commodity costs. In 2015, higher commodity costs were partially offset by the benefits from the new pricing structure.
In 2016, commodity costs decreased 4.4% at our Qdoba company-operated restaurants primarily due to lower costs for beef and poultry. Beef costs decreased most significantly by approximately 12% in 2016 compared with a 12% increase in 2015 versus the respective prior year. In 2015, commodity costs increased 1.4% due to higher costs for beef, partially offset by lower costs for produce, pork and beans. For fiscal 2017, we currently expect Qdoba commodity costs to be approximately flat to down 1% compared with fiscal 2016.
Payroll and employee benefit costs as a percentage of company restaurant sales increased to 26.8% in 2016 from 26.1% in 2015, which decreased from 26.7% in 2014. The increase in 2016 is driven primarily by an increase in new restaurant openings and higher costs for workers’ compensation insurance as well as increases in labor staffing. In 2015, the decline primarily relates to leverage from same-store sales increases and lower levels of incentive compensation, partially offset by increases in labor staffing.

As a percentage of company restaurant sales, occupancy and other costs increased to 24.4% in 2016, from 23.7% in 2015, which decreased from 24.6% in 2014. In 2016, the increase is related to higher costs for equipment upgrades, higher per store average property rents associated with new restaurants, and higher costs for uniforms, which were partially offset by lower costs for utilities. In 2015, the decrease was primarily due to sales leverage, partially offset by higher costs for credit card fees, property rent, and start up costs associated with a new catering call center.
Qdoba Franchise Operations

The following table presents Qdoba franchise revenues, costs, and margin in each fiscal year and other information we believe is useful in analyzing the change in franchise operating results (dollars in thousands):

	2016	2015	2014
Franchise rental revenues	$113	$208	$238

Royalties	20,090	19,033	16,448
Franchise fees and other	1,375	1,562	1,750
Franchise royalties and other	21,465	20,595	18,198
Total franchise revenues	21,578	20,803	18,436

Rental expense (1)	102	192	215
Franchise support and other costs	4,884	3,962	3,800
Total franchise costs	4,986	4,154	4,015
Franchise margin	$16,592	$16,649	$14,421
Franchise margin as a % of franchise revenue	76.9%	80.0%	78.2%

Average number of franchise restaurants	343	333	322
% increase	3.0%	3.4%	3.5%
Franchise restaurant AUV (2)	$1,150	$1,140	$1,028
Increase in franchise-operated same-store sales	1.1%	10.4%	6.3%
Royalties as a percentage of franchise restaurant sales	5.0%	5.0%	5.0%
 ____________________________

(1)	Included in franchise occupancy expenses in the accompanying consolidated statements of earnings.

(2)	2016 AUV is adjusted to exclude the 53rd week for the purpose of comparison to prior years.
Franchise royalties and other increased $0.9 million, or 4.2%, in 2016 and $2.4 million, or 13.2%, in 2015 as compared with the respective prior year. Increases in both years primarily relate to an increase in the average number of franchise restaurants, and to a lesser extent, higher AUVs resulting in an increase in revenue from royalties. In 2016, additional revenues of approximately $0.4 million from a 53rd week also contributed to the increase.
Franchise support and other costs increased $0.9 million in 2016 and $0.2 million in 2015 in comparison with the respective prior year. In 2016, the increase is primarily due to bad debt expense of $0.2 million and an increase in franchise support costs.
Selling, general and administrative (“SG&A”) expenses
The following table presents the change in SG&A expenses in each fiscal year compared with the prior year (in thousands):

	(Decrease)/Increase
	2016 vs. 2015	2015 vs. 2014
Incentive compensation (including share-based compensation and related payroll taxes)	$(5,839)	$3,851
Pension and postretirement benefits	(5,265)	4,989
Cash surrender value of COLI policies, net	(3,486)	3,833
Legal settlement	(2,543)	—
Region administration	(2,081)	(275)
Employee relocation	(1,402)	(463)
Insurance	3,423	(1,163)
Advertising	886	(982)
53rd week	2,970	—
Other	(3,992)	4,567
	$(17,329)	$14,357

In 2016, incentive compensation decreased due primarily to forfeitures related to workforce reductions associated with our restructuring plan, and to a lesser extent, lower levels of performance at both brands as compared to target bonus levels. In 2015, the higher levels of incentive compensation reflects improvements in the Company’s results compared with performance goals. Higher incentive compensation in 2015 also relates to an increase in share-based compensation due to our annual grant of nonvested restricted stock units which vest over five years. As 2015 was our fifth year of offering such grants, we expensed one additional year of grants compared with the respective prior year.
Pension and postretirement benefit costs decreased primarily due to the sunsetting of our qualified pension plan on December 31, 2015, resulting in a decrease in the service cost component of our expense and a change in the amortization period for actuarial gains and losses from the average remaining service period to the average future lifetime of all participants. To a lesser extent, an increase in our discount rate also contributed to the decrease. These decreases were partially offset by an increase in PBGC premiums for 2016.
The cash surrender value of our Company-owned life insurance (“COLI”) policies, net of changes in our non-qualified deferred compensation obligation supported by these policies, are subject to market fluctuations. The changes in market values had a positive impact of $2.9 million in 2016, a negative impact of $0.6 million in 2015 and a positive impact of $3.2 million in 2014.
In 2016, we received notice that a claim we made in connection with the Deepwater Horizon Court Supervised Settlement Program was approved by the United States District Court for the Eastern District of Louisiana, resulting in a recovery of $2.5 million. The program compensates businesses for economic damages they incurred in connection with the 2010 oil rig spill in the Gulf of Mexico. Our claim related to certain Jack in the Box restaurants in Louisiana and Texas.
Region administration costs decreased $2.1 million in 2016 primarily related to a decrease in incentive compensation related to lower performance levels as compared to target bonus levels for our region administration personnel and to a lesser extent, workforce reductions related to our refranchising efforts.
Insurance costs in 2016 increased primarily due to unfavorable workers’ compensation and general liability claim developments compared with a year ago. Insurance costs in 2015 decreased primarily due to an unfavorable $1.0 million general liability legal settlement recognized in the prior year and favorable group insurance trends versus 2014.
In 2016, advertising costs associated with our Qdoba brand increased $2.4 million versus 2015 primarily related to an increase in television and digital advertising, and was partially offset by a decrease in Jack in the Box brand advertising costs primarily due to a reduction in discretionary marketing fund contributions. Advertising costs in 2015 were impacted by our refranchising strategy at Jack in the Box, which resulted in a decrease in company-operated restaurants and the related overhead expenses to manage and support those restaurants, including advertising costs, which are primarily contributions to our marketing funds determined as a percentage of gross restaurant sales. As such, in 2015, advertising costs decreased at Jack in the Box and were partially offset by same-store sales growth at Jack in the Box and Qdoba restaurants.
Impairment and other charges, net
The following table presents the components of impairment and other charges, net in each fiscal year (in thousands):

	2016	2015	2014
Restructuring costs	$10,067	$29	$8,621
Costs of closed restaurants (primarily lease obligations) and other	3,431	3,592	2,841
Losses on the disposition of property and equipment, net	2,801	1,319	1,674
Accelerated depreciation	2,214	6,260	1,202
Restaurant impairment charges	544	557	570
	$19,057	$11,757	$14,908
Impairment and other charges, net increased $7.3 million in 2016 versus 2015. The increase was primarily driven by $10.1 million of restructuring charges recorded in 2016 related to a plan announced in 2016 to reduce our corporate general and administrative costs. These increases were partially offset by decreases in accelerated depreciation primarily resulting from a decrease in charges related to beverage equipment, outdoor lighting, and certain technology upgrades at our Jack in the Box restaurants. Restructuring costs in 2016 included $7.6 million of severance and related costs, $2.0 million in accelerated depreciation related to the relocation of our Qdoba corporate support center in 2017, and $0.5 million of other costs. Approximately $2.0 million and $6.3 million of the 2016 restructuring costs are related to our Jack in the Box and Qdoba restaurant operating segments, respectively, and approximately $1.8 million is related to shared services functions.

In 2015, impairment and other charges, net decreased $3.2 million as compared to 2014 due to a decrease in restructuring activities, partially offset by an increase in accelerated depreciation recognized in connection with various initiatives at our company-operated Jack in the Box restaurants. In 2015, accelerated depreciation included $3.6 million recognized in connection with beverage equipment upgrades and $1.5 million related to projects designed to upgrade outdoor lighting and certain technology at our restaurants.
In 2015, losses on the disposition of property and equipment, net included income of $0.9 million in gains from the resolution of an eminent domain matter involving one Jack in the Box restaurant. For additional detail, refer to Note 9, Impairment and Other Charges, Net, of the notes to the consolidated financial statements.
Gains (losses) on the sale of company-operated restaurants
Gains (losses) on the sale of company-operated restaurants to franchisees, net are detailed in the following table (dollars in thousands):

	2016	2015	2014
Number of restaurants sold to franchisees	1	21	37
Gains (losses) on the sale of company-operated restaurants	$1,230	$(3,139)	$(1,692)
Loss on the anticipated sale of a Jack in the Box market	—	—	(1,856)
Total gains (losses) on the sale of company-operated restaurants	$1,230	$(3,139)	$(3,548)
Gains and losses are impacted by the number of restaurants sold and changes in average gains or losses recognized, which relate to specific sales and cash flows of those restaurants. In 2016, 2015 and 2014, gains (losses) on the sale of company-operated restaurants include additional gains of $1.4 million, $1.5 million and $2.1 million, respectively, recognized upon the extension of the underlying franchise and lease agreements related to Jack in the Box restaurants sold in previous years. In 2014, the loss on the anticipated sale of a Jack in the Box market relates to 25 company-operated restaurants of which we sold 20, and closed the remaining five in fiscal 2015. For additional detail, refer to Note 3, Summary of Refranchisings, Franchisee Development and Acquisitions, of the notes to the consolidated financial statements.
Interest Expense, Net
Interest expense, net is comprised of the following (in thousands):

	2016	2015	2014
Interest expense	$31,426	$19,180	$16,531
Interest income	(345)	(377)	(853)
Interest expense, net	$31,081	$18,803	$15,678
Interest expense, net increased $12.3 million in 2016 as compared to a year ago due to higher average borrowings and to a lesser extent, higher average interest rates. In 2015, interest expense increased due to higher average borrowings that were partially offset by a charge of $0.8 million in 2014 to write-off deferred financing fees in connection with the refinancing of our credit facility.
Income Taxes
The income tax provisions reflect effective tax rates of 36.5%, 36.9% and 35.3% of pretax earnings from continuing operations in 2016, 2015 and 2014, respectively. In 2016, the major components of the year-over-year change in tax rates were an increase in the market performance of insurance products used to fund certain non-qualified retirement plans which are excluded from taxable income, the impact of which was partially offset by an increase in the Company’s state tax rate. The tax rate change from 2015 versus 2014 was primarily related to a decrease in the market performance of insurance products used to fund certain non-qualified retirement plans which are excluded from taxable income.
Earnings from Continuing Operations
Earnings from continuing operations were $126.3 million, or $3.70 per diluted share, in 2016; $112.6 million, or $2.95 per diluted share, in 2015; and $94.8 million, or $2.26 per diluted share, in 2014. We estimate that the extra 53rd week benefited net earnings by approximately $3.1 million, or $0.09 per diluted share in fiscal 2016.

Losses from Discontinued Operations, Net
The losses from our distribution business and the 2013 Qdoba Closures have been reported as discontinued operations for all periods presented. Refer to Note 2, Discontinued Operations, in the notes to our consolidated financial statements for further information regarding our discontinued operations.
Losses from discontinued operations, net of income tax benefit, are as follows for each discontinued operation in each fiscal year (in thousands):

	2016	2015	2014
Distribution business	$(235)	$(430)	$(790)
2013 Qdoba Closures	(1,962)	(3,359)	(5,104)
	$(2,197)	$(3,789)	$(5,894)
These losses from discontinued operations reduced diluted earnings per share by the following in each fiscal year (amounts may not add due to rounding):

	2016	2015	2014
Distribution business	$(0.01)	$(0.01)	$(0.02)
2013 Qdoba Closures	(0.06)	(0.09)	(0.012)
	$(0.06)	$(0.10)	$(0.14)
LIQUIDITY AND CAPITAL RESOURCES
General
Our primary sources of short-term and long-term liquidity are expected to be cash flows from operations and our revolving credit facility.
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
Cash Flows
The table below summarizes our cash flows from operating, investing and financing activities for each of the past three fiscal years (in thousands):

	2016	2015	2014
Total cash provided by (used in):
Operating activities	$134,182	$226,875	$201,022
Investing activities	(104,398)	(84,473)	(42,979)
Financing activities	(30,454)	(135,208)	(157,116)
Effect of exchange rate changes	(43)	(29)	7
Net (decrease) increase in cash	$(713)	$7,165	$934

Operating Activities.  Operating cash flows decreased $92.7 million in 2016 compared with 2015 due primarily to an $80.0 million accelerated contribution to our qualified defined benefit pension plan, as well as, higher interest expense and income tax payments, and the timing of working capital receipts and expenditures, partially offset by an increase in deferred tax asset utilization primarily related to additional pension contributions in 2016 and an increase in net earnings in 2016.
In 2015, operating cash flows increased $25.9 million compared with 2014 due primarily to an increase in net earnings in fiscal 2015 and a reduction in prepaid income taxes of $20.3 million, offset by an income tax refund of $20.5 million received in the fourth quarter of 2014 as a result of a fixed asset cost segregation study.
Pension and Postretirement Contributions — Our policy is to fund our pension plans at or above the minimum required by law. As of January 1, 2016, the date of our last actuarial funding valuation, there was no minimum contribution funding requirement. In 2016, we contributed $101.1 million to our pension and postretirement plans which includes an $80.0 million accelerated contribution to our qualified defined benefit pension plan. The accelerated contribution was made to reduce future pension costs including our exposure to PBGC variable-rate premiums that are paid on the unfunded portion of our pension liability, and improve the funded status of the plan. We do not anticipate making any contributions to our qualified defined benefit pension plan in fiscal 2017.
Investing Activities.  Cash flows used in investing activities increased $19.9 million in 2016 compared with 2015 primarily due cash used to acquire 14 Qdoba franchise restaurants and an increase in capital expenditures, partially offset by an increase in proceeds from assets held for sale and leaseback. In 2015, cash flows used in investing activities increased $41.5 million compared with 2014 due primarily to an increase in capital expenditures, cash used to acquire assets held for sale and leaseback, a decrease in proceeds from assets held for sale and leaseback and the sale of company-operated restaurants.
Capital Expenditures — The composition of capital expenditures in each fiscal year is summarized in the table below (in thousands):

	2016	2015	2014
Jack in the Box:
Restaurant facility expenditures	$25,985	$36,062	$22,680
New restaurants	11,526	2,402	3,533
Other, including information technology	1,096	3,464	4,645
	38,607	41,928	30,858
Qdoba:
Restaurant facility expenditures	8,341	3,762	4,477
New restaurants	40,235	26,686	13,189
Other, including information technology	4,740	3,623	301
	53,316	34,071	17,967
Shared Services:
Information technology	4,413	7,315	5,786
Other, including facility improvements	279	2,912	5,914
	4,692	10,227	11,700

Consolidated capital expenditures	$96,615	$86,226	$60,525
Our capital expenditure program includes, among other things, investments in new locations and equipment, restaurant remodeling, and information technology enhancements. In 2016, capital expenditures increased $10.4 million primarily resulting from an increase in spending related to building new Qdoba and Jack in the Box restaurants, and remodels at our Qdoba restaurants as we roll out our new restaurant designs. These increases were partially offset by a decrease in spending related to site enhancements at our Jack in the Box restaurants, as well as a decrease in spending related to Jack in the Box and Shared Services information technology. In 2015, capital expenditures increased $25.7 million compared with 2014 due primarily to an increase in spending related to building new Qdoba restaurants, exterior lighting enhancements at our Jack in the Box restaurants, and information technology infrastructure at both brands, partially offset by a decrease in spending related to Qdoba’s corporate support center.
In fiscal 2017, capital expenditures are expected to be approximately $105-$115 million. Increased spending in fiscal 2017 will primarily be related to remodels at Qdoba and Jack in the Box company-operated restaurants, as well as building new Qdoba company-operated restaurants, partially offset by decreases in spending for Jack in the Box company-operated restaurants. In 2017, we plan to open approximately four new Jack in the Box company-operated locations, and approximately 40 new Qdoba company-operated locations.

Assets Held for Sale and Leaseback — We use sale and leaseback financing to lower the initial cash investment in our restaurants to the cost of the equipment, whenever possible. During both 2016 and 2015, we exercised our right of first refusal related to five leased properties, which we intend to sell and leaseback within the next 12 months. The following table summarizes the cash flow activity related to sale and leaseback transactions in each fiscal year (dollars in thousands):

	2016	2015	2014
Number of restaurants sold and leased back	8	—	3
Proceeds from sale and leaseback of assets	$17,123	$—	$5,698
Purchases of assets intended for sale and leaseback	$(9,785)	$(10,396)	$(2,801)
As of October 2, 2016, we had investments of approximately $14.3 million relating to six restaurant properties that we expect to sell and leaseback during fiscal 2017.
Sale of Company-Operated Restaurants — We have continued to expand franchise ownership in the Jack in the Box system primarily through the sale of company-operated restaurants to franchisees. The following table details proceeds received in connection with our refranchising activities in each fiscal year (dollars in thousands):

	2016	2015	2014
Number of restaurants sold to franchisees	1	21	37
Total proceeds	$1,439	$3,951	$10,536
In 2016, 2015 and 2014, proceeds include $1.4 million, $1.5 million and $2.1 million, respectively, recognized upon the extension of the underlying franchise and lease agreements related to Jack in the Box restaurants sold in previous years. For additional information, refer to Note 3, Summary of Refranchisings, Franchisee Development and Acquisitions, of the notes to the consolidated financial statements.
Acquisition of Franchise-Operated Restaurants — In 2016, 2015 and 2014, we acquired one, seven and four Jack in the Box franchise restaurants, respectively. In 2016, we also acquired 14 Qdoba franchise restaurants. The following table details franchise-operated restaurant acquisition activity in each fiscal year (dollars in thousands):

	2016	2015	2014
Number of restaurants acquired from franchisees	15	7	4
Cash used to acquire franchise-operated restaurants	$19,816	$—	$1,750
The purchase price was primarily allocated to property and equipment acquired and liabilities assumed in 2015, and primarily allocated to goodwill and property and equipment acquired in 2016 and 2014. For additional information, refer to Note 3, Summary of Refranchisings, Franchisee Development and Acquisitions, of the notes to the consolidated financial statements.
Financing Activities.  Cash used in financing activities decreased $104.8 million in 2016 and $21.9 million in 2015 as compared with the respective prior year. The decrease in 2016 is primarily due to a net increase in borrowings under our credit facility and a decrease in cash used to repurchase our common stock, partially offset by a decrease in excess tax benefits from share-based compensation arrangements, a decrease in proceeds from the issuance of our common stock, and an increase in cash used to pay dividends. The decrease in 2015 is due primarily to an increase in borrowings under our credit facility, partially offset by an increase in cash used to pay dividends and a decrease in proceeds from the issuance of common stock.
Credit Facility — On September 16, 2016, the Company amended its credit facility to increase its overall borrowing capacity by $400.0 million. The amended credit facility was increased to $1.6 billion, consisting of (i) a $900.0 million revolving credit agreement and (ii) a $700.0 million term loan. Upon amendment, the Company borrowed $417.6 million under the amended term loan and used the full amount to pay down our revolving credit agreement.
We are subject to a number of customary covenants under our credit facility, including limitations on additional borrowings, acquisitions, loans to franchisees, lease commitments, stock repurchases, dividend payments and requirements to maintain certain financial ratios. We were in compliance with all covenants as of October 2, 2016.
At October 2, 2016, we had $694.1 million outstanding under the term loan, borrowings under the revolving credit agreement of $282.4 million and letters of credit outstanding of $25.1 million. For additional information related to our credit facility, refer to Note 7, Indebtedness, of the notes to the consolidated financial statements.

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
Repurchases of Common Stock — During fiscal 2016, we repurchased 3.9 million shares at an aggregate cost of $291.9 million. As of October 2, 2016, there was approximately $408.2 million remaining under the stock buyback programs, of which $108.2 million expires in November 2017 and $300.0 million expires in November 2018.
Repurchases of common stock included in our consolidated statements of cash flows for 2016 include $7.2 million related to repurchase transactions traded in the current fiscal year that will settle in the subsequent year. Repurchases of common stock included in our statements of cash flows for 2015 and 2014 include $3.1 million and $7.3 million, respectively, related to repurchase transactions traded in the prior fiscal year and settled in the subsequent year. For additional information, refer to Note 13, Stockholders’ Equity, of the notes to the consolidated financial statements and Item 5, Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities, of this Report.
Dividends — On May 9, 2014, the Board of Directors approved the initiation of a regular quarterly cash dividend. Two quarterly cash dividend payments of $0.20 per share each were declared totaling $15.9 million in fiscal 2014. In fiscal 2015, the Board of Directors declared two cash dividends of $0.20 per share each, and two cash dividends of $0.30 per share each, totaling $37.6 million. In 2016, the Board of Directors declared four cash dividends of $0.30 cents per share each, totaling $40.5 million. Future dividends are subject to approval by our Board of Directors.
Off-Balance Sheet Arrangements
We have entered into certain off-balance sheet contractual obligations and commitments in the ordinary course of business, which are recognized in our consolidated financial statements in accordance with U.S. generally accepted accounting principles. The off-balance sheet arrangements that will have a material impact on our future results from operations are disclosed in the Contractual Obligations and Commitments table below. We are not a party to any other off-balance sheet arrangements that have, or are reasonably likely to have, a current or future material effect on our financial condition, changes in financial condition, results of operations, liquidity, capital expenditures or capital resources.
Contractual Obligations and Commitments
The following is a summary of our contractual obligations and commercial commitments as of October 2, 2016 (in thousands):

	Payments Due by Fiscal Year
	Total	Less than 1 year	1-3 years	3-5 years	After 5 years
Contractual Obligations:
Credit facility term loan (1)	$733,912	$71,771	$662,141	$—	$—
Revolving credit agreement (1)	300,237	7,126	293,111	—	—
Capital lease obligations	22,354	3,423	6,206	5,618	7,107
Operating lease obligations	1,494,313	235,048	404,213	324,910	530,142
Purchase commitments (2)	3,633,400	993,500	1,010,100	728,500	901,300
Benefit obligations (3)	68,644	10,168	12,339	12,781	33,356
Total contractual obligations	$6,252,860	$1,321,036	$2,388,110	$1,071,809	$1,471,905
Other Commercial Commitments:
Stand-by letters of credit (4)	$25,100	$25,100	$—	$—	$—
____________________________

(1)	Includes estimated interest expense based on rates in effect on October 2, 2016.

(2)	Includes purchase commitments for food, beverage, and packaging items to support system-wide restaurant operations.

(3)	Includes expected payments associated with our non-qualified defined benefit plan, postretirement healthcare plans and our non-qualified deferred compensation plan through fiscal 2026.

(4)	Consists primarily of letters of credit for workers’ compensation and general liability insurance.

We maintain a noncontributory defined benefit pension plan (“Qualified Plan”) covering substantially all full-time employees hired before January 1, 2011. Our policy is to fund our Qualified Plan at amounts necessary to satisfy the minimum amount required by law, plus additional amounts as determined by management to improve the plan’s funded status. Contributions beyond fiscal 2016 will depend on pension asset performance, future interest rates, future tax law changes, and future changes in regulatory funding requirements. Based on the funding status of our Qualified Plan as of our last measurement date, there was no minimum contribution required. For additional information related to our pension plans, refer to Note 11, Retirement Plans, of the notes to the consolidated financial statements.

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
Long-lived Assets — Property, equipment and certain other assets, including amortized intangible assets, are reviewed for impairment on an annual basis or whenever events or changes in circumstances indicate that their carrying value may not be recoverable. This review generally includes a restaurant-level analysis, except when we are actively selling a group of restaurants, in which case we perform our impairment evaluations at the group level. Impairment evaluations for individual restaurants take into consideration a restaurant’s operating cash flows, the period of time since a restaurant has been opened or remodeled, refranchising expectations, and the maturity of the related market. Impairment evaluations for a group of restaurants take into consideration the group’s expected future cash flows and sales proceeds from bids received, if any, or fair market value based on, among other considerations, the specific sales and cash flows of those restaurants. If the assets of a restaurant or group of restaurants subject to our impairment evaluation are not recoverable based upon the forecasted, undiscounted cash flows, we recognize an impairment loss as the amount by which the carrying value of the assets exceeds fair value. Our estimates of cash flows used to assess impairment are subject to a high degree of judgment and may differ from actual cash flows due to, among other things, economic conditions or changes in operating performance. During fiscal year 2016, we recorded impairment charges totaling $0.5 million to write down one underperforming Qdoba restaurant to its estimated fair value.
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
Our discount rate is set annually by us, with assistance from our actuaries, and is determined by considering the average of pension yield curves constructed of a population of high-quality bonds with a Moody’s or Standard and Poor’s rating of “AA” or better meeting certain other criteria. As of October 2, 2016, our discount rates were 3.85% for our Qualified Plan, 3.60% for our non-qualified defined benefit plan, and 3.64% for our postretirement health plans.
Our expected long-term rate of return on assets is determined taking into consideration our projected asset allocation and economic forecasts prepared with the assistance of our actuarial consultants. As of October 2, 2016, our assumed expected long-term rate of return was 6.50% for our Qualified Plan.
The actuarial assumptions used may differ materially from actual results due to changing market and economic conditions, higher or lower turnover and retirement rates or longer or shorter life spans of participants. These differences may affect the amount of expense we record. A hypothetical 25 basis point reduction in the assumed discount rate and expected long-term rate of return on plan assets would have resulted in an estimated increase of $0.5 million and $0.8 million, respectively, in our fiscal 2016 pension and postretirement expense.
We expect our pension and postretirement expense to decrease $9.3 million in fiscal 2017 principally due to an increase in fiscal 2016 contributions to our Qualified Plan which are expected to result in a higher return on plan assets in fiscal 2017, and a resulting decrease in our fiscal 2017 PBGC premiums, which is a component of our pension expense. To a lesser extent, the sunsetting of our Qualified Plan on December 31, 2015, at which time participants stopped accruing benefits, will result in a reduction of the service cost component of our expense.
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

Restaurant Closing Costs — Restaurant closing costs include future lease commitments, net of anticipated sublease rentals and expected ancillary costs. We record a liability for the net present value of any remaining lease obligations, net of estimated sublease income, at the date we cease using a property. Subsequent adjustments to the liability as a result of changes in estimates of sublease income or lease cancellations are recorded in the period incurred. The estimates we make related to sublease income are subject to a high degree of judgment and may differ from actual sublease income due to changes in economic conditions, desirability of the sites and other factors. During fiscal year 2016, we recorded charges of $0.9 million related to revised sublease assumptions and adjustments for lease terminations.
Goodwill and Other Intangibles — We evaluate goodwill and non-amortizing intangible assets annually, or more frequently if indicators of impairment are present. Our impairment analyses first include a qualitative assessment to determine whether events or circumstances indicate the carrying amount may not be recoverable. If this assessment results in a less-than 50% likelihood that impairment exists, then further analysis is not required. If the results of these analyses indicate otherwise, then we compare the fair value of the reporting unit for goodwill and the fair value of the intangible asset to their respective carrying values. If the determined fair values of the respective assets are less than the related carrying amounts, an impairment loss is recognized. The methods we use to estimate fair value include future cash flow assumptions, which may differ from actual cash flows due to, among other things, economic conditions or changes in operating performance. We performed our annual assessment of overall impairment of our goodwill and other intangibles assets during the fourth quarter of 2016, and qualitatively determined that no impairment existed as of October 2, 2016. As of the impairment testing date, the fair value of our reporting units significantly exceeded their carrying values.
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
Our primary exposure to risks relating to financial instruments is changes in interest rates. Our credit facility is comprised of a revolving credit facility and a term loan, bearing interest at an annual rate equal to the prime rate or LIBOR plus an applicable margin based on a financial leverage ratio, with a 0% floor on the LIBOR. As of October 2, 2016, the applicable margin for the LIBOR-based revolving loans and term loan was set at 2.00%.
We use interest rate swap agreements to reduce exposure to interest rate fluctuations. In April 2014, we entered into nine forward-starting interest rate swap agreements that effectively convert $300.0 million of our variable rate borrowings to a fixed rate basis from October 2014 through October 2018. In June 2015, we entered into eleven forward-starting interest rate swap agreements that effectively convert an additional $200.0 million of our variable rate borrowings to a fixed rate from October 2015 through October 2018, and $500.0 million from October 2018 through October 2022. Based on the applicable margin in effect as of October 2, 2016, these twenty interest rate swaps would yield average fixed rates of 3.90%, 4.41%, 4.62%, 4.89%, 5.07% and 5.17% in fiscal years 2017 through 2022, respectively. For additional information related to our interest rate swaps, refer to Note 6, Derivative Instruments, of the notes to the consolidated financial statements.
A hypothetical 100 basis point increase in short-term interest rates, based on the outstanding unhedged balance of our revolving credit facility and term loan at October 2, 2016, would result in an estimated increase of $4.8 million in annual interest expense.

We are also exposed to the impact of commodity and utility price fluctuations. Many of the ingredients we use are commodities or ingredients that are affected by the price of other commodities, weather, seasonality, production, availability and various other factors outside our control. In order to minimize the impact of fluctuations in price and availability, we monitor the primary commodities we purchase and may enter into purchasing contracts and pricing arrangements when considered to be advantageous. However, certain commodities remain subject to price fluctuations. We are exposed to the impact of utility price fluctuations related to unpredictable factors such as weather and various other market conditions outside our control. Our ability to recover increased costs for commodities and utilities through higher prices is limited by the competitive environment in which we operate. From time to time, we enter into futures and option contracts to manage these fluctuations. At October 2, 2016, we had no such contracts in place.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
The consolidated financial statements, related financial information, and the Report of Independent Registered Public Accounting Firm required to be filed are indexed on page F-1 and are incorporated herein.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
None.

ITEM 9A.	CONTROLS AND PROCEDURES
Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures
Based on an evaluation of the Company’s disclosure controls and procedures (as defined in Rule 13(a)-15(e) of the Securities Exchange Act of 1934, as amended), as of the end of the Company’s fiscal year ended October 2, 2016, the Company’s Chief Executive Officer and Chief Financial Officer (its principal executive officer and principal financial officer, respectively) have concluded that the Company’s disclosure controls and procedures were effective.
Changes in Internal Control Over Financial Reporting
There have been no significant changes in the Company’s internal control over financial reporting that occurred during the Company’s fiscal quarter ended October 2, 2016 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.
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
Management assessed the effectiveness of the Company’s internal control over financial reporting as of October 2, 2016. In making this assessment, our management used the criteria set forth in 2013 by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control-Integrated Framework. Management has concluded that, as of October 2, 2016, the Company’s internal control over financial reporting was effective, at a reasonable assurance level, based on these criteria.
The Company’s independent registered public accounting firm, KPMG LLP, has issued an audit report on the effectiveness of our internal control over financial reporting, which follows.

Report of Independent Registered Public Accounting Firm
The Board of Directors and Stockholders
Jack in the Box Inc.:
We have audited the internal control over financial reporting of Jack in the Box Inc. (the Company) as of October 2, 2016, based on criteria established in Internal Control — Integrated Framework (2013), issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.
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
In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of October 2, 2016, based on criteria established in Internal Control — Integrated Framework (2013) issued by COSO.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Jack in the Box Inc. and subsidiaries as of October 2, 2016 and September 27, 2015, and the related consolidated statements of earnings, comprehensive income, cash flows, and stockholders’ (deficit) equity for the fifty-three weeks ended October 2, 2016, and the fifty-two weeks ended September 27, 2015 and September 28, 2014, and our report dated November 22, 2016, expressed an unqualified opinion on those consolidated financial statements.
/s/    KPMG LLP
San Diego, California
November 22, 2016

ITEM 9B.	OTHER INFORMATION
None.
PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
That portion of our definitive Proxy Statement appearing under the captions “Election of Directors,” “Directors Qualifications and Biographical Information,” “Committees of the Board” and “Section 16(a) Beneficial Ownership Reporting Compliance” to be filed with the Commission pursuant to Regulation 14A within 120 days after October 2, 2016 and to be used in connection with our 2017 Annual Meeting of Stockholders is hereby incorporated by reference.
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
That portion of our definitive Proxy Statement appearing under the caption “Stockholder Proposals for the 2017 Annual Meeting,” relating to the procedures by which stockholders may recommend candidates for director to the Nominating and Governance Committee of the Board of Directors, is also incorporated herein by reference.
We have adopted a Code of Ethics, which applies to all Jack in the Box Inc. directors, officers and employees, including the Chief Executive Officer, Chief Financial Officer, Controller and all of the financial team. The Code of Ethics is posted on the Company’s website, www.jackinthebox.com (under the “Investors — Corporate Governance — Code of Conduct” caption) and in print free of charge to any stockholder upon request. We intend to satisfy the disclosure requirement regarding any amendment to, or waiver of, a provision of the Code of Ethics for the Chief Executive Officer, Chief Financial Officer and Controller or persons performing similar functions, by posting such information on our website. No such waivers have been issued during fiscal 2016.
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
That portion of our definitive Proxy Statement appearing under the caption “Executive Compensation,” “Director Compensation,” “Compensation Committee Interlocks and Insider Participation” and “Compensation Committee Report” to be filed with the Commission pursuant to Regulation 14A within 120 days after October 2, 2016 and to be used in connection with our 2017 Annual Meeting of Stockholders is hereby incorporated by reference.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
That portion of our definitive Proxy Statement appearing under the caption “Security Ownership of Certain Beneficial Owners and Management” to be filed with the Commission pursuant to Regulation 14A within 120 days after October 2, 2016 and to be used in connection with our 2017 Annual Meeting of Stockholders is hereby incorporated by reference. Information regarding equity compensation plans under which Company common stock may be issued as of October 2, 2016 is set forth in Item 5 of this Report.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
That portion of our definitive Proxy Statement appearing under the caption “Certain Relationships and Related Transactions” and “Director Independence,” if any, to be filed with the Commission pursuant to Regulation 14A within 120 days after October 2, 2016 and to be used in connection with our 2017 Annual Meeting of Stockholders is hereby incorporated by reference.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES
That portion of our definitive Proxy Statement appearing under the caption “Independent Registered Public Accounting Fees and Services” to be filed with the Commission pursuant to Regulation 14A within 120 days after October 2, 2016 and to be used in connection with our 2017 Annual Meeting of Stockholders is hereby incorporated by reference.
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
		8-K	7/7/2015

Number	Description	Form	Filed with SEC
10.1.11
Third Amendment, dated as of September 16, 2016, by and among Jack in the Box Inc., the Guarantors party thereto, Wells Fargo Bank, National Association, as administrative agent, and the lenders party thereto
		8-K	9/22/2016

10.1.12
Second Amended and Restated Collateral Agreement dated as of September 16, 2016, by and among Jack in the Box Inc., the Grantors party thereto and Wells Fargo Bank, National Association, as administrative agent
		8-K	9/22/2016

10.2*	Form of Compensation and Benefits Assurance Agreement for Executives	10-Q	2/20/2008

10.2.1*	Form of Revised Compensation and Benefits Assurance Agreement for certain officers	10-Q	5/17/2012

10.2.2*	Form of Revised Compensation and Benefits Assurance Agreement for certain officers, dated May 8, 2014	10-K	11/21/2014

10.3*	Amended and Restated Supplemental Executive Retirement Plan	10-Q	2/18/2009

10.3.1 *	First Amendment to Jack in the Box Inc. Supplemental Executive Retirement Plan, As Amended and Restated Effective January 1, 2009	8-K	9/22/2015

10.4*	Amended and Restated Executive Deferred Compensation Plan	10-Q	2/18/2009

10.4.1 *	Jack in the Box Inc. Executive Deferred Compensation Plan, As Amended and Restated Effective January 1, 2016	8-K	9/22/2015

10.5*	Amended and Restated Deferred Compensation Plan for Non-Management Directors	10-K	11/22/2006

10.8*	Amended and Restated 2004 Stock Incentive Plan	DEF 14A	1/12/2012

10.8.1*	Form of Restricted Stock Award for officers and certain members of management under the 2004 Stock Incentive Plan	10-Q	8/5/2009

10.8.3*	Jack in the Box Inc. Non-Employee Director Stock Option Award Agreement under the 2004 Stock Incentive Plan	8-K	11/15/2005

10.8.4*	Form of Restricted Stock Unit Award Agreement for Non-Employee Director under the 2004 Stock Incentive Plan	10-K	11/20/2009

10.8.5*	Form of Time-Vested Restricted Stock Unit Award Agreement under the 2004 Stock Incentive Plan	10-K	11/24/2010

10.8.6*	Form of Restricted Stock Unit Grant Agreement for Non-Employee Directors under the 2004 Stock Incentive Plan	10-Q	5/14/2015

10.8.7*	Form of Stock Option and Performance Unit Awards Agreement under the 2004 Stock Incentive Plan	10-K	11/20/2009

10.8.8*	Form of Stock Option and Performance Share Awards Agreement under the 2004 Stock Incentive Plan	10-Q	2/23/2012

10.8.9*	Form of Stock Option and Performance Share Awards Agreement under the 2004 Stock Incentive Plan	10-K	11/22/2013

10.8.10*	Form of Time-Vested Restricted Stock Unit Award Agreement under the 2004 Stock Incentive Plan	10-K	11/22/2013

10.8.11*	Form of Time-Vesting Restricted Stock Unit Award Agreement under the 2004 Stock Incentive Plan	10-Q	2/19/2015

10.8.12*	Form of Stock Option and Performance Share Award Agreement under the 2004 Stock Incentive Plan	10-Q	2/19/2015

Number	Description	Form	Filed with SEC
10.8.13*	Form of Time-Vesting Restricted Stock Unit Award Agreement under the 2004 Stock Incentive Plan	10-Q	2/18/2016

10.8.14*	Form of Stock Option and Performance Share Award Agreement under the 2004 Stock Incentive Plan	10-Q	2/18/2016

10.8.15*	Form of Restricted Stock Unit Grant Agreement for Non-Employee Directors under the 2004 Stock Incentive Plan	10-Q	5/12/2016

10.10.1*	Amended and Restated Performance Bonus Incentive Plan effective October 4, 2010	DEF 14A	1/13/2011

10.10.2*	Jack in the Box Inc. Performance Incentive Plan, Effective February 13, 2016	DEF 14A	1/11/2016

10.11*	Form of Amended and Restated Indemnification Agreement between the registrant and individual directors, officers and key employees	10-Q	8/10/2012

23.1	Consent of Independent Registered Public Accounting Firm	_____	Filed herewith

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	_____	Filed herewith

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	_____	Filed herewith

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	_____	Filed herewith

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	_____	Filed herewith

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

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
November 22, 2016
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

Signature	Title	Date

/s/ LEONARD A. COMMA	Chairman of the Board and Chief Executive Officer (principal executive officer)	November 22, 2016
Leonard A. Comma

/s/ JERRY P. REBEL	Executive Vice President and Chief Financial Officer (principal financial officer and principal accounting officer)	November 22, 2016
Jerry P. Rebel

/s/ DAVID L. GOEBEL	Director	November 22, 2016
David L. Goebel

/s/ SHARON P. JOHN	Director	November 22, 2016
Sharon P. John

/s/ MADELEINE A. KLEINER	Director	November 22, 2016
Madeleine A. Kleiner

/s/ MICHAEL W. MURPHY	Director	November 22, 2016
Michael W. Murphy

/s/ JAMES M. MYERS	Director	November 22, 2016
James M. Myers

/s/ DAVID M. TEHLE	Director	November 22, 2016
David M. Tehle

/s/ JOHN T. WYATT	Director	November 22, 2016
John T. Wyatt

Schedules not filed: All schedules have been omitted as the required information is inapplicable, immaterial or the information is presented in the consolidated financial statements or related notes.

Report of Independent Registered Public Accounting Firm
The Board of Directors and Stockholders
Jack in the Box Inc.:
We have audited the accompanying consolidated balance sheets of Jack in the Box Inc. and subsidiaries (the Company) as of October 2, 2016 and September 27, 2015, and the related consolidated statements of earnings, comprehensive income, cash flows, and stockholders’ (deficit) equity for the fifty-three weeks ended October 2, 2016, and the fifty-two weeks ended September 27, 2015 and September 28, 2014. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.
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
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Jack in the Box Inc. and subsidiaries as of October 2, 2016 and September 27, 2015, and the results of their operations and their cash flows for the fifty-three weeks ended October 2, 2016, and the fifty-two weeks ended September 27, 2015 and September 28, 2014, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the internal control over financial reporting of Jack in the Box Inc. as of October 2, 2016, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated November 22, 2016, expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

/s/ KPMG LLP
San Diego, California
November 22, 2016

JACK IN THE BOX INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share data)

	October 2, 2016	September 27, 2015
ASSETS
Current assets:
Cash	$17,030	$17,743
Accounts and other receivables, net	73,360	47,975
Inventories	8,229	7,376
Prepaid expenses	40,398	16,240
Assets held for sale	14,259	15,516
Other current assets	2,129	3,106
Total current assets	155,405	107,956
Property and equipment, at cost:
Land	117,166	112,991
Buildings	1,116,244	1,091,237
Restaurant and other equipment	331,644	315,235
Construction in progress	40,522	43,914
	1,605,576	1,563,377
Less accumulated depreciation and amortization	(886,526)	(835,114)
Property and equipment, net	719,050	728,263
Intangible assets, net	14,042	14,765
Goodwill	166,046	149,027
Other assets, net	294,248	303,968
	$1,348,791	$1,303,979
LIABILITIES AND STOCKHOLDERS’ (DEFICIT) EQUITY
Current liabilities:
Current maturities of long-term debt	$57,574	$26,677
Accounts payable	40,736	32,137
Accrued liabilities	181,250	170,575
Total current liabilities	279,560	229,389
Long-term debt, net of current maturities	937,512	688,579
Other long-term liabilities	348,925	370,058
Stockholders’ (deficit) equity:
Preferred stock $0.01 par value, 15,000,000 shares authorized, none issued	—	—
Common stock $0.01 par value, 175,000,000 shares authorized, 81,598,524 and 81,096,156 issued, respectively	816	811
Capital in excess of par value	432,564	402,986
Retained earnings	1,399,721	1,316,119
Accumulated other comprehensive loss	(187,021)	(132,530)
Treasury stock, at cost, 49,190,992 and 45,314,529 shares, respectively	(1,863,286)	(1,571,433)
Total stockholders’ (deficit) equity	(217,206)	15,953
	$1,348,791	$1,303,979
See accompanying notes to consolidated financial statements.

JACK IN THE BOX INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF EARNINGS
(In thousands, except per share data)

	Fiscal Year
	2016	2015	2014
Revenues:
Company restaurant sales	$1,204,535	$1,156,863	$1,120,912
Franchise rental revenues	232,907	226,702	217,182
Franchise royalties and other	161,889	156,752	146,037
	1,599,331	1,540,317	1,484,131
Operating costs and expenses, net:
Company restaurant costs:
Food and packaging	363,002	361,988	357,338
Payroll and employee benefits	334,470	313,302	308,494
Occupancy and other	264,158	246,023	247,861
Total company restaurant costs	961,630	921,313	913,693
Franchise occupancy expenses	170,152	170,102	169,034
Franchise support and other costs	15,991	15,688	13,852
Selling, general and administrative expenses	203,816	221,145	206,788
Impairment and other charges, net	19,057	11,757	14,908
(Gains) losses on the sale of company-operated restaurants	(1,230)	3,139	3,548
	1,369,416	1,343,144	1,321,823
Earnings from operations	229,915	197,173	162,308
Interest expense, net	31,081	18,803	15,678
Earnings from continuing operations and before income taxes	198,834	178,370	146,630
Income taxes	72,564	65,769	51,786
Earnings from continuing operations	126,270	112,601	94,844
Losses from discontinued operations, net of income tax benefit	(2,197)	(3,789)	(5,894)
Net earnings	$124,073	$108,812	$88,950

Net earnings per share — basic:
Earnings from continuing operations	$3.74	$3.00	$2.33
Losses from discontinued operations	(0.07)	(0.10)	(0.14)
Net earnings per share (1)	$3.68	$2.89	$2.18
Net earnings per share — diluted:
Earnings from continuing operations	$3.70	$2.95	$2.26
Losses from discontinued operations	(0.06)	(0.10)	(0.14)
Net earnings per share (1)	$3.63	$2.85	$2.12

Weighted-average shares outstanding:
Basic	33,735	37,587	40,781
Diluted	34,146	38,215	41,973

Cash dividends declared per common share	$1.20	$1.00	$0.40
________________________
(1) Earnings per share may not add due to rounding.
See accompanying notes to consolidated financial statements.

JACK IN THE BOX INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In thousands)

	Fiscal Year
	2016	2015	2014

Net earnings	$124,073	$108,812	$88,950
Cash flow hedges:
Net change in fair value of derivatives	(25,439)	(26,596)	(1,890)
Net loss reclassified to earnings	4,048	2,011	1,291
	(21,391)	(24,585)	(599)
Tax effect	8,281	9,517	229
	(13,110)	(15,068)	(370)
Unrecognized periodic benefit costs:
Actuarial losses arising during the period	(71,971)	(54,407)	(49,173)
Actuarial losses and prior service cost reclassified to earnings	4,546	9,863	5,245
	(67,425)	(44,544)	(43,928)
Tax effect	26,087	17,243	16,821
	(41,338)	(27,301)	(27,107)
Other:
Foreign currency translation adjustments	(70)	(45)	10
Tax effect	27	16	(3)
	(43)	(29)	7

Other comprehensive loss, net of tax	(54,491)	(42,398)	(27,470)

Comprehensive income	$69,582	$66,414	$61,480
See accompanying notes to consolidated financial statements.

JACK IN THE BOX INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Fiscal Year
	2016	2015	2014
Cash flows from operating activities:
Net earnings	$124,073	$108,812	$88,950
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	92,844	89,468	91,384
Deferred finance cost amortization	2,736	2,309	2,175
Excess tax benefits from share-based compensation arrangements	(7,461)	(18,602)	(17,664)
Deferred income taxes	34,973	(3,191)	4,152
Share-based compensation expense	11,455	12,420	10,358
Pension and postretirement expense	13,484	18,749	13,760
(Gains) losses on cash surrender value of company-owned life insurance	(5,365)	1,240	(6,049)
(Gains) losses on the sale of company-operated restaurants	(1,230)	3,139	3,548
Losses on the disposition of property and equipment	2,654	1,847	1,680
Impairment charges and other	4,759	6,815	10,434
Loss on early retirement of debt	—	—	789
Changes in assets and liabilities:
Accounts and other receivables	(28,181)	(82)	19,589
Inventories	(713)	105	(300)
Prepaid expenses and other current assets	(15,367)	35,255	14,051
Accounts payable	2,225	2,281	(627)
Accrued liabilities	8,662	798	7,140
Pension and postretirement contributions	(101,052)	(25,374)	(25,349)
Other	(4,314)	(9,114)	(16,999)
Cash flows provided by operating activities	134,182	226,875	201,022
Cash flows from investing activities:
Purchases of property and equipment	(96,615)	(86,226)	(60,525)
Purchases of assets intended for sale and leaseback	(9,785)	(10,396)	(2,801)
Proceeds from sale and leaseback of assets	17,123	—	5,698
Proceeds from the sale of company-operated restaurants	1,439	3,951	10,536
Collections on notes receivable	3,555	5,917	2,974
Acquisition of franchise-operated restaurants	(19,816)	—	(1,750)
Other	(299)	2,281	2,889
Cash flows used in investing activities	(104,398)	(84,473)	(42,979)
Cash flows from financing activities:
Borrowings on revolving credit facilities	705,000	857,000	652,000
Repayments of borrowings on revolving credit facilities	(817,578)	(768,000)	(521,000)
Proceeds from issuance of debt	417,578	300,000	200,000
Principal repayments on debt	(26,154)	(198,397)	(193,399)
Debt issuance costs	(2,385)	(2,030)	(3,607)
Dividends paid on common stock	(40,295)	(37,390)	(15,808)
Proceeds from issuance of common stock	10,564	15,170	31,748
Repurchases of common stock	(284,645)	(320,163)	(323,866)
Excess tax benefits from share-based compensation arrangements	7,461	18,602	17,664
Change in book overdraft	—	—	(848)
Cash flows used in financing activities	(30,454)	(135,208)	(157,116)
Effect of exchange rate changes on cash	(43)	(29)	7
Net (decrease) increase in cash	(713)	7,165	934
Cash at beginning of year	17,743	10,578	9,644
Cash at end of year	$17,030	$17,743	$10,578
See accompanying notes to consolidated financial statements.

JACK IN THE BOX INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ (DEFICIT) EQUITY
(Dollars in thousands)

	Number of Shares	Amount	Capital in Excess of Par Value	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock	Total
Balance at September 29, 2013	78,515,171	$785	$296,764	$1,171,823	$(62,662)	$(934,692)	$472,018
Shares issued under stock plans, including tax benefit	1,612,216	16	49,605	—	—	—	49,621
Share-based compensation	—	—	10,358	—	—	—	10,358
Dividends declared	—	—	—	(15,876)	—	—	(15,876)
Purchases of treasury stock	—	—	—	—	—	(319,690)	(319,690)
Net earnings	—	—	—	88,950	—	—	88,950
Foreign currency translation adjustment	—	—	—	—	7	—	7
Effect of interest rate swaps, net	—	—	—	—	(370)	—	(370)
Effect of actuarial losses and prior service cost, net	—	—	—	—	(27,107)	—	(27,107)
Balance at September 28, 2014	80,127,387	801	356,727	1,244,897	(90,132)	(1,254,382)	257,911
Shares issued under stock plans, including tax benefit	968,769	10	33,762	—	—	—	33,772
Share-based compensation	—	—	12,420	—	—	—	12,420
Dividends declared	—	—	77	(37,590)	—	—	(37,513)
Purchases of treasury stock	—	—	—	—	—	(317,051)	(317,051)
Net earnings	—	—	—	108,812	—	—	108,812
Foreign currency translation adjustment	—	—	—	—	(29)	—	(29)
Effect of interest rate swaps, net	—	—	—	—	(15,068)	—	(15,068)
Effect of actuarial losses and prior service cost, net	—	—	—	—	(27,301)	—	(27,301)
Balance at September 27, 2015	81,096,156	811	402,986	1,316,119	(132,530)	(1,571,433)	15,953
Shares issued under stock plans, including tax benefit	502,368	5	18,020	—	—	—	18,025
Share-based compensation	—	—	11,455	—	—	—	11,455
Dividends declared	—	—	103	(40,471)	—	—	(40,368)
Purchases of treasury stock	—	—	—	—	—	(291,853)	(291,853)
Net earnings	—	—	—	124,073	—	—	124,073
Foreign currency translation adjustment	—	—	—	—	(43)	—	(43)
Effect of interest rate swaps, net	—	—	—	—	(13,110)	—	(13,110)
Effect of actuarial losses and prior service cost, net	—	—	—	—	(41,338)	—	(41,338)
Balance at October 2, 2016	81,598,524	$816	$432,564	$1,399,721	$(187,021)	$(1,863,286)	$(217,206)

See accompanying notes to consolidated financial statements.

JACK IN THE BOX INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.     NATURE OF OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Nature of operations — Founded in 1951, Jack in the Box Inc. (the “Company”) operates and franchises Jack in the Box® quick-service restaurants and Qdoba Mexican Eats® (“Qdoba”) fast-casual restaurants. The following table summarizes the number of restaurants as of the end of each fiscal year:

	2016	2015	2014
Jack in the Box:
Company-operated	417	413	431
Franchise	1,838	1,836	1,819
Total system	2,255	2,249	2,250
Qdoba:
Company-operated	367	322	310
Franchise	332	339	328
Total system	699	661	638
References to the Company throughout these notes to the consolidated financial statements are made using the first person notations of “we,” “us” and “our.”
Basis of presentation — The accompanying consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”) and the rules and regulations of the Securities and Exchange Commission (“SEC”). During fiscal 2012, we entered into an agreement to outsource our Jack in the Box distribution business. In fiscal 2013, we closed 62 Qdoba restaurants (the “2013 Qdoba Closures”) as part of a comprehensive Qdoba market performance review. The results of operations for our distribution business and for the 2013 Qdoba Closures are reported as discontinued operations for all periods presented. Refer to Note 2, Discontinued Operations, for additional information. Unless otherwise noted, amounts and disclosures throughout these notes to the consolidated financial statements relate to our continuing operations.
Reclassifications and adjustments — Certain prior year amounts have been reclassified in the table disclosing the fair values of our defined benefit pension plan’s assets within Note 11, Retirement Plans, to conform to the fiscal 2016 presentation.
Fiscal year — Our fiscal year is 53 or 52 weeks ending the Sunday closest to September 30. Comparisons throughout these notes to the consolidated financial statements refer to the 53-week period ended October 2, 2016 for the fiscal year 2016 and 52-week periods ended September 27, 2015 and September 28, 2014 for fiscal years 2015 and 2014, respectively.
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
The primary entities in which we possess a variable interest are franchise entities, which operate our franchise restaurants. We do not possess any ownership interests in franchise entities. We have reviewed these franchise entities and determined that we are not the primary beneficiary of the entities and therefore, these entities have not been consolidated. We hold and consolidate a variable interest in a subsidiary formed for the purpose of operating a franchisee lending program. The financial results and position of our VIE are immaterial to our consolidated financial statements.
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
Assets held for sale typically represent the costs for new sites and existing sites that we plan to sell and lease back within the next year. Gains or losses realized on sale-leaseback transactions are deferred and amortized over the lease terms. If the determination is made that we no longer expect to sell an asset within the next year, the asset is reclassified out of assets held for sale. Assets held for sale also periodically includes the net book value of property and/or equipment we plan to sell within the next year. Assets held for sale consisted of the following at each fiscal year-end (in thousands):

	2016	2015
Assets held for sale and leaseback	$14,259	$15,216
Other property and equipment held for sale	—	300
Assets held for sale	$14,259	$15,516
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
Buildings, equipment and leasehold improvements are generally depreciated using the straight-line method based on the estimated useful lives of the assets, over the initial lease term for certain assets acquired in conjunction with the lease commencement for leased properties, or the remaining lease term for certain assets acquired after the commencement of the lease for leased properties. In certain situations, one or more option periods may be used in determining the depreciable life of assets related to leased properties if we deem that an economic penalty would be incurred otherwise. In either circumstance, our policy requires lease term consistency when calculating the depreciation period, in classifying the lease and in computing straight-line rent expense. Building, leasehold improvement assets and equipment are assigned lives that range from 1 to 35 years. Depreciation expense related to property and equipment was $92.1 million, $88.8 million and $90.7 million in 2016, 2015, and 2014, respectively.
Impairment of long-lived assets — We evaluate our long-lived assets, such as property and equipment, for impairment on an annual basis or whenever events or changes in circumstances indicate that their carrying value may not be recoverable. This review generally includes a restaurant-level analysis, except when we are actively selling a group of restaurants in which case we perform our impairment evaluations at the group level. Impairment evaluations for individual restaurants take into consideration a restaurant’s operating cash flows, the period of time since a restaurant has been opened or remodeled, refranchising expectations, and the maturity of the related market, which are all significant unobservable inputs (“Level 3 Inputs”). Impairment evaluations for a group of restaurants take into consideration the group’s expected future cash flows and sales proceeds from bids received, if any, or fair market value based on, among other considerations, the specific sales and cash flows of those restaurants. If the assets of a restaurant or group of restaurants subject to our impairment evaluation are not recoverable based upon the forecasted, undiscounted cash flows, we recognize an impairment loss by the amount which the carrying value of the assets exceeds fair value. Refer to Note 9, Impairment and Other Charges, Net, for additional information. Long-lived assets that meet the held for sale criteria, which excludes assets intended to be sold and leased back, are held for sale and reported at the lower of their carrying value or fair value, less estimated costs to sell.

JACK IN THE BOX INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Goodwill and intangible assets — Goodwill is the excess of the purchase price over the fair value of identifiable net assets acquired, if any. We generally record goodwill in connection with the acquisition of restaurants from franchisees. Likewise, upon the sale of restaurants to franchisees, goodwill is decremented. The amount of goodwill written-off is determined as the fair value of the reporting unit disposed of as a percentage of the fair value of the reporting unit retained. Goodwill is evaluated for impairment annually, or more frequently if indicators of impairment are present. We first assess qualitative factors to determine whether the existence of events or circumstances leads to a determination that it is more likely than not that the fair value of a reporting unit is less than its carrying amount. If the qualitative factors indicate that it is more likely than not that the fair value of a reporting unit is less than its carrying amount, we perform a two-step impairment test of goodwill. In the first step, we estimate the fair value of the reporting unit using Level 3 Inputs and compare it to the carrying value of the reporting unit. If the carrying value exceeds the fair value of the reporting unit, the second step is performed to measure the amount of the impairment loss, if any. In the second step, the amount of the impairment loss is the excess of the carrying amount of the goodwill over its implied fair value.
Intangible assets, net is comprised primarily of our Qdoba trademark, acquired franchise contract costs, lease acquisition costs and reacquired franchise rights. Our Qdoba trademark and acquired franchise contract costs were recorded in connection with our acquisition of Qdoba Restaurant Corporation in fiscal 2003. Acquired franchise contract costs represent the acquired value of franchise contracts, which are amortized over the term of the franchise agreements plus options based on the projected royalty revenue stream. Our Qdoba trademark asset has an indefinite life and is not amortized. Lease acquisition costs primarily represent the fair values of acquired lease contracts having contractual rents lower than fair market rents and are amortized on a straight-line basis over the remaining initial lease term. Reacquired franchise rights are recorded in connection with our acquisition of franchised restaurants and are amortized over the remaining contractual period of the franchise contract in which the right was granted.
Our non-amortizing intangible asset is evaluated for impairment annually, or more frequently if indicators of impairment are present. We first assess qualitative factors to determine whether the existence of events or circumstances leads to a determination that it is more likely than not that the fair value of the intangible asset is less than its carrying amount. If the qualitative factors indicate that it is more likely than not that the fair value of the intangible asset is less than its carrying amount, we compare the fair value of the non-amortizing intangible asset, established using Level 3 Inputs, with its carrying amount. If the carrying amount of an intangible asset exceeds its fair value, an impairment loss is recognized equal to the excess.
Refer to Note 4, Goodwill and Intangible Assets, Net, for additional information.
Company-owned life insurance — We have purchased company-owned life insurance (“COLI”) policies to support our non-qualified benefit plans. The cash surrender values of these policies were $106.0 million and $99.5 million as of October 2, 2016 and September 27, 2015, respectively, and are included in other assets, net in the accompanying consolidated balance sheets. Changes in cash surrender values are included in selling, general and administrative expenses in the accompanying consolidated statements of earnings. These policies reside in an umbrella trust for use only to pay plan benefits to participants or to pay creditors if the Company becomes insolvent.
Leases — We review all leases for capital or operating classification at their inception under the FASB authoritative guidance for leases. Our operations are primarily conducted under operating leases. Within the provisions of certain leases, there are rent holidays and escalations in payments over the base lease term, as well as renewal periods. The effects of the holidays and escalations have been reflected in rent expense on a straight-line basis over the expected lease term. Differences between amounts paid and amounts expensed are recorded as deferred rent. The lease term commences on the date when we have the right to control the use of the leased property. Certain leases also include contingent rent provisions based on sales levels, which are accrued at the point in time we determine that it is probable such sales levels will be achieved. Refer to Note 8, Leases, for additional information.
Revenue recognition — Revenue from company restaurant sales is recognized when the food and beverage products are sold and are presented net of sales taxes.
Our franchise arrangements generally provide for franchise fees and continuing fees based upon a percentage of sales (“royalties”). In order to renew a franchise agreement upon expiration, a franchisee must obtain the Company’s approval and pay then current fees. Franchise development and license fees are recorded as deferred revenue until we have substantially performed all of our contractual obligations and the restaurant has opened for business. Franchise royalties are recorded in revenues on an accrual basis. Among other things, a franchisee may be provided the use of land and building, generally for a period of 20 years, and is required to pay negotiated rent, property taxes, insurance and maintenance. Franchise rents based on fixed rental payments are recognized as revenue over the term of the lease. Certain franchise rents, which are contingent upon sales levels, are recognized in the period in which the contingency is met.

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
Income recognized on unredeemed gift card balances was $1.0 million, $1.0 million and $0.8 million in fiscal 2016, 2015 and 2014, respectively.
Pre-opening costs associated with the opening of a new restaurant consist primarily of property rent and employee training costs, and are expensed as incurred in selling, general and administrative expenses in the accompanying consolidated statements of earnings.
Restaurant closure costs — All costs associated with exit or disposal activities are recognized when they are incurred. Restaurant closure costs, which are included in impairment and other charges, net and (gains) losses on the sale of company-operated restaurants in the accompanying consolidated statements of earnings, primarily consist of future lease commitments, net of anticipated sublease rentals, and expected ancillary costs.
Self-insurance — We are self-insured for a portion of our workers’ compensation, general liability, employee medical and dental, and automotive claims. We utilize a paid-loss plan for our workers’ compensation, general liability and automotive programs, which have predetermined loss limits per occurrence and in the aggregate. We establish our insurance liability (undiscounted) and reserves using independent actuarial estimates of expected losses for determining reported claims and as the basis for estimating claims incurred, but not reported. As of October 2, 2016 and September 27, 2015, our estimated liability for general liability and workers’ compensation claims exceeded our self-insurance retention limits by $8.6 million and $25.8 million, respectively, which we expect our insurance providers to pay on our behalf in accordance with the contractual terms of our insurance policies.
Advertising costs — We administer marketing funds which include contractual contributions. In fiscal 2016 and 2015, the marketing funds at franchise and company-operated restaurants were generally 5% and 2% of gross revenues at Jack in the Box and Qdoba restaurants, respectively. In fiscal 2014 the marketing funds were approximately 5% and 1% of gross revenues at Jack in the Box and Qdoba restaurants, respectively. We record contributions from franchisees as a liability included in accrued liabilities in the accompanying consolidated balance sheets until such funds are expended. The contributions to the marketing funds are designated for sales driving and marketing-related initiatives and advertising, and we act as an agent for the franchisees with regard to these contributions. Therefore, we do not reflect franchisee contributions to the funds in our consolidated statements of earnings.
Production costs of commercials, programming and other marketing activities are charged to the marketing funds when the advertising is first used for its intended purpose, and the costs of advertising are charged to operations as incurred. Total contributions and other marketing expenses are included in selling, general, and administrative expenses in the accompanying consolidated statements of earnings. The following table provides a summary of advertising costs in each fiscal year (in thousands):

	2016	2015	2014
Jack in the Box	$41,189	$41,895	$42,349
Qdoba	20,488	17,687	18,215
Total	$61,677	$59,582	$60,564
Share-based compensation — We account for our share-based compensation under the FASB authoritative guidance on stock compensation, which generally requires, among other things, that all employee share-based compensation be measured using a fair value method and that the resulting compensation cost be recognized in the financial statements. Compensation expense for our share-based compensation awards is generally recognized on a straight-line basis over the shorter of the vesting period or the period from the date of grant to the date the employee becomes eligible to retire. Refer to Note 12, Share-based Employee Compensation, for additional information.
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

JACK IN THE BOX INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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
Contingencies — We recognize liabilities for contingencies when we have an exposure that indicates it is probable that an asset has been impaired or that a liability has been incurred and the amount of impairment or loss can be reasonably estimated. Our ultimate legal and financial liability with respect to such matters cannot be estimated with certainty and requires the use of estimates. When the reasonable estimate is a range, the recorded loss will be the best estimate within the range. We record legal settlement costs when those costs are probable and reasonably estimable. Refer to Note 15, Commitments, Contingencies and Legal Matters, for additional information.
Segment reporting — An operating segment is defined as a component of an enterprise that engages in business activities from which it may earn revenues and incur expenses, and about which separate financial information is regularly evaluated by our chief operating decision makers in deciding how to allocate resources. Similar operating segments can be aggregated into a single operating segment if the businesses are similar. We operate our business in two operating segments, Jack in the Box and Qdoba restaurant operations. Refer to Note 16, Segment Reporting, for additional discussion regarding our segments.
Effect of new accounting pronouncement adopted in fiscal 2016 — In November 2015, the FASB issued ASU No. 2015-17, Income Taxes (Topic 740): Balance Sheet Classification of Deferred Taxes, which simplifies the presentation of deferred income taxes. This standard requires deferred tax liabilities and assets to be classified as noncurrent in a classified statement of financial position. This standard is effective prospectively or retrospectively for all periods presented for annual and interim periods beginning after December 15, 2017, with early adoption permitted. We early adopted this standard in 2016 and the prior period was retrospectively adjusted, resulting in a $40.0 million reclassification of current deferred income taxes to other assets, net on our September 27, 2015 consolidated balance sheet.
Effect of new accounting pronouncements to be adopted in future periods — In April 2015, the FASB issued Accounting Standards Update (“ASU”) No. 2015-03, Simplifying the Presentation of Debt Issuance Costs, which changes the presentation of debt issuance costs in financial statements. Under this ASU, an entity presents such costs on the balance sheet as a direct deduction from the related debt liability rather than as an asset. This new standard is effective for annual reporting periods beginning after December 15, 2015, including interim periods within that reporting period. As such, we will be required to adopt this standard in the first quarter of fiscal 2017 and will reclassify debt issuance costs from other assets, net to long-term debt within our consolidated balance sheets. As of October 2, 2016, the carrying amount of unamortized debt issuance costs totaled $8.2 million. Other than this reclassification, the adoption of this ASU will not impact our consolidated financial statements.
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

JACK IN THE BOX INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

These standards are to be applied retrospectively or using a cumulative effect transition method, and early adoption is not permitted. We do not believe the new revenue recognition standard will impact our recognition of restaurant sales, rental revenues or royalty fees from franchisees. However, we are still evaluating the impact that this pronouncement will have on the recognition of transactions on our consolidated financial statements, including the initial franchise fees currently recognized upon the opening of a franchise restaurant and our advertising arrangements with franchisees currently reported on a net versus gross basis in our consolidated statements of earnings, and the effect it will have on our disclosures. We have not yet selected a transition method.
In August 2015, the FASB issued ASU No. 2015-15, “Interest-Imputation of Interest: Presentation and Subsequent Measurement of Debt Issuance Costs Associated with Line-of-Credit Arrangements,” which addresses line-of-credit arrangements that were omitted from ASU No. 2015-03 (see below).  This ASU states that the SEC staff would not object to an entity deferring and presenting debt issuance costs related to a line-of-credit arrangement as an asset and subsequently amortizing those costs ratably over the term of the arrangement, regardless of whether there are any outstanding borrowings on the line-of-credit arrangement. This new standard is effective for annual reporting periods beginning after December 15, 2015, including interim periods within that reporting period, with early adoption permitted. We do not expect that this standard will have a material impact on our consolidated financial statements or disclosures upon adoption in fiscal 2017.
In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842), which requires a lessee to recognize assets and liabilities on the balance sheet for those leases classified as operating leases under previous guidance. This standard is effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. As such, we will be required to adopt this standard in the first quarter of fiscal 2020. This standard requires adoption based upon a modified retrospective transition approach, with early adoption permitted. Based on a preliminary assessment, we expect that most of our operating lease commitments will be subject to the new guidance and recognized as operating lease liabilities and right-of-use assets upon adoption, resulting in a significant increase in the assets and liabilities on our consolidated balance sheets. We are continuing our evaluation, which may identify additional impacts this standard will have on our consolidated financial statements and related disclosures.
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
In March 2016, the FASB issued ASU No. 2016-09, Compensation-Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting. This standard is intended to simplify various aspects of accounting for share-based compensation arrangements, including the income tax impact, classification on the statement of cash flows and forfeitures. This standard is effective for annual reporting periods beginning after December 15, 2016, and interim periods within that reporting period, with early adoption permitted. As such, we will be required to adopt this standard in fiscal 2018 and will classify the excess tax benefits from share-based compensation arrangements, which were $7.5 million in fiscal 2016, as a discrete item within income tax expense on the consolidated statements of earnings, rather than recognizing such excess income tax benefits in capital in excess of par value on the consolidated statements of stockholders’ (deficit) equity. This reclassification will be made on a prospective basis and will also impact the related classification on our consolidated statements of cash flows as excess tax benefits from share-based compensation arrangements are currently reported in cash flows from operating activities and cash flows used in investing activities. Other than these reclassifications, we do not believe the adoption of this ASU will materially impact our consolidated financial statements.
In August 2016, the FASB issued ASU 2016-15, Statement of Cash Flows ( Topic 230): Classification of Certain Cash Receipts and Cash Payments. This standard is intended to address eight classification issues related to the statement of cash flows to reduce diversity in practice in how certain transactions are classified. This standard is effective for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years, with early adoption permitted. This standard requires adoption based upon a retrospective transition method. We are currently evaluating this standard, but do not believe it will have a material impact on the classification of cash flows within our statement of cash flows.

JACK IN THE BOX INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

2.     DISCONTINUED OPERATIONS
Distribution business — During fiscal 2012, we entered into an agreement with a third party distribution service provider pursuant to a plan approved by our board of directors to sell our Jack in the Box distribution business. During fiscal 2013, we completed the transition of our distribution centers. The operations and cash flows of the business have been eliminated and in accordance with the provisions of the FASB authoritative guidance on the presentation of financial statements, the results are reported as discontinued operations for all periods presented.
In 2016, 2015 and 2014, results of discontinued operations were immaterial to our consolidated results of operations. Our liability for lease commitments related to our distribution centers is immaterial to our consolidated balance sheets as of October 2, 2016 and September 27, 2015. The lease commitment balance relates to one distribution center lease that expires in fiscal 2017 and is currently subleased at a loss. The future minimum lease payments and receipts for the next fiscal year are included in the amounts disclosed in Note 8, Leases.
2013 Qdoba Closures — During fiscal 2013, we closed 62 Qdoba restaurants. The decision to close these restaurants was based on a comprehensive analysis that took into consideration levels of return on investment and other key operating performance metrics. Since the closed restaurants were not predominantly located near those remaining in operation, we did not expect the majority of cash flows and sales lost from these closures to be recovered. In addition, we did not anticipate any ongoing involvement or significant direct cash flows from the closed stores. Therefore, in accordance with the provisions of the FASB authoritative guidance on the presentation of financial statements, the results of operations for these restaurants are reported as discontinued operations for all periods presented.
The following table summarizes the results related to the 2013 Qdoba Closures for each fiscal year (in thousands):

	2016	2015	2014
Asset impairments	$—	$—	$(2,170)
Unfavorable lease commitment adjustments	(2,818)	(4,594)	(4,536)
Bad debt expense related to subtenants	(234)	(366)	—
Brokers commissions	(58)	(234)	(652)
Ongoing facility related and other costs	(71)	(302)	(889)
Loss before income tax benefit	$(3,181)	$(5,496)	$(8,247)
We do not expect the remaining costs to be incurred related to the closures to be material; however, the estimates we make related to our future lease obligations, primarily sublease income, are subject to a high degree of judgment and may differ from actual sublease income due to changes in economic conditions, desirability of the sites and other factors.
Our liability for lease commitments related to the 2013 Qdoba closures is included in accrued liabilities and other long-term liabilities in the accompanying consolidated balance sheets and has changed as follows during fiscal year 2016 (in thousands):

Balance at September 27, 2015	$4,256
Adjustments (1)	2,818
Cash payments	(4,131)
Balance at October 2, 2016 (2)	$2,943
___________________________________________

(1)	Adjustments relate to revisions to certain sublease and cost assumptions due to changes in market conditions, as well as a charge to terminate three lease agreements, and includes interest expense.

(2)	The weighted average remaining lease term related to these commitments is approximately three years.
The balance at October 2, 2016 relates to six locations subleased at a loss and 16 locations we are marketing for sublease. The future minimum lease payments and receipts for the next five fiscal years and thereafter are included in the amounts disclosed in Note 8, Leases.

JACK IN THE BOX INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

3.     SUMMARY OF REFRANCHISINGS, FRANCHISEE DEVELOPMENT AND ACQUISITIONS
Refranchisings and franchisee development — The following table summarizes the number of restaurants sold to franchisees, the number of restaurants developed by franchisees, and the related fees and gains (losses) recognized in each fiscal year (dollars in thousands):

	2016	2015	2014
Restaurants sold to franchisees	1	21	37
New restaurants opened by franchisees:
Jack in the Box	12	16	11
Qdoba	18	22	22

Initial franchise fees	$955	$1,453	$1,886

Proceeds from the sale of company-operated restaurants (1)	$1,439	$3,951	$10,536
Net assets sold (primarily property and equipment)	(195)	(4,283)	(5,558)
Goodwill related to the sale of company-operated restaurants	(15)	(47)	(170)
Other (2)	1	(2,760)	(6,500)
Gains (losses) on the sale of company-operated restaurants	1,230	(3,139)	(1,692)
Loss on anticipated sale of a Jack in the Box company-operated market (3)	—	—	(1,856)
Gains (losses) on the sale of company-operated restaurants	$1,230	$(3,139)	$(3,548)
 ____________________________

(1)
Amounts in 2016, 2015 and 2014 include additional proceeds of $1.4 million, $1.5 million and $2.1 million, respectively, recognized upon the extension of the underlying franchise and lease agreements related to restaurants sold in a prior year.

(2)
Amounts in 2015 and 2014 primarily represent impairment and lease commitment charges related to restaurants closed in connection with the sale of the related markets, and charges for operating restaurant leases with lease commitments in excess of our sublease rental income.

(3)	In 2014, the loss on the anticipated sale of a Jack in the Box market relates to 25 company-operated restaurants of which we sold 20, and closed the remaining five, in fiscal 2015.
Franchise acquisitions — We acquired one, seven and four Jack in the Box franchise restaurants in 2016, 2015 and 2014, respectively. In 2016, we acquired 14 Qdoba franchise restaurants. We account for the acquisition of franchised restaurants using the acquisition method of accounting for business combinations. The purchase price allocations were based on fair value estimates determined using significant unobservable inputs (Level 3). The goodwill recorded primarily relates to the sales growth potential of the markets acquired and is expected to be deductible for income tax purposes. The following table provides detail of the combined acquisitions in each fiscal year (dollars in thousands):

	2016	2015	2014
Restaurants acquired from franchisees	15	7	4

Goodwill	$17,034	$—	$256
Property and equipment	2,954	646	1,398
Gains on the acquisition of franchise-operated restaurants	(289)	(33)	—
Liabilities assumed	(114)	(613)	—
Other	231	—	96
Total consideration	$19,816	$—	$1,750

4.     GOODWILL AND INTANGIBLE ASSETS, NET
The changes in the carrying amount of goodwill during fiscal 2016 and 2015 by reportable segment were as follows (in thousands):

	Jack in the Box	Qdoba	Total
Balance at September 28, 2014	$48,477	$100,597	$149,074
Sale of company-operated restaurants to franchisees	(47)	—	(47)
Balance at September 27, 2015	48,430	100,597	149,027
Acquisition of franchise-operated restaurants	—	17,034	17,034
Sale of company-operated restaurants to franchisees	(15)	—	(15)
Balance at October 2, 2016	$48,415	$117,631	$166,046

JACK IN THE BOX INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Intangible assets, net consist of the following as of the end of each fiscal year (in thousands):

	2016	2015
Amortized intangible assets:
Gross carrying amount	$17,205	$17,267
Less accumulated amortization	(11,963)	(11,302)
Net carrying amount	5,242	5,965
Non-amortized intangible assets:
Trademark	8,800	8,800
Net carrying amount	$14,042	$14,765
Amortized intangible assets include acquired franchise contracts recorded in connection with our acquisition of Qdoba in 2003, lease acquisition costs and reacquired franchise rights. The weighted-average life of these amortized intangible assets is approximately 27 years. Total amortization expense related to intangible assets was $0.8 million, $0.8 million and $0.9 million in fiscal 2016, 2015 and 2014, respectively.

The following table summarizes, as of October 2, 2016, the estimated amortization expense for each of the next five fiscal years (in thousands):

2017	$777
2018	$732
2019	$671
2020	$633
2021	$592

5.     FAIR VALUE MEASUREMENTS
Financial assets and liabilities — The following table presents the financial assets and liabilities measured at fair value on a recurring basis (in thousands):

	Total	Quoted Prices in Active Markets for Identical Assets (3) (Level 1)	Significant Other Observable Inputs (3) (Level 2)	Significant Unobservable Inputs (3) (Level 3)
Fair value measurements as of October 2, 2016:
Non-qualified deferred compensation plan (1)	$(36,933)	$(36,933)	$—	$—
Interest rate swaps (Note 6) (2)	(47,765)	—	(47,765)	—
Total liabilities at fair value	$(84,698)	$(36,933)	$(47,765)	$—
Fair value measurements as of September 27, 2015:
Non-qualified deferred compensation plan (1)	$(35,003)	$(35,003)	$—	$—
Interest rate swaps (Note 6) (2)	(26,374)	—	(26,374)	—
Total liabilities at fair value	$(61,377)	$(35,003)	$(26,374)	$—
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
The fair values of the Company’s debt instruments are based on the amount of future cash flows associated with each instrument discounted using the Company’s borrowing rate. At October 2, 2016, the carrying value of all financial instruments was not materially different from fair value, as the borrowings are prepayable without penalty. The estimated fair values of our capital lease obligations approximated their carrying values as of October 2, 2016.

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
In connection with our impairment reviews performed during fiscal 2016, we recorded an impairment charge of $0.5 million related to an underperforming Qdoba restaurant which is currently held for use. No other fair value adjustments were required. Refer to Note 9, Impairment and Other Charges, Net, for additional information regarding impairment charges.
6.     DERIVATIVE INSTRUMENTS
Objectives and strategies — We are exposed to interest rate volatility with regard to our variable rate debt. In April 2014, to reduce our exposure to rising interest rates, we entered into nine forward-starting interest rate swap agreements that effectively converted $300.0 million of our variable rate borrowings to a fixed-rate basis from October 2014 through October 2018. Additionally, in June 2015, we entered into eleven forward-starting interest rate swap agreements that effectively convert an additional $200.0 million of our variable rate borrowings to a fixed rate from October 2015 through October 2018, and $500.0 million from October 2018 through October 2022.
These agreements have been designated as cash flow hedges under the terms of the FASB authoritative guidance for derivatives and hedging. To the extent that they are effective in offsetting the variability of the hedged cash flows, changes in the fair values of the derivatives are not included in earnings, but are included in OCI. These changes in fair value are subsequently reclassified into net earnings as a component of interest expense as the hedged interest payments are made on our variable rate debt.
Financial position — The following derivative instruments were outstanding as of the end of each fiscal year (in thousands):

	Balance Sheet Location	Fair Value
		October 2, 2016	September 27, 2015
Derivatives designated as hedging instruments:
Interest rate swaps (Note 5)	Accrued liabilities	$(5,857)	$(3,379)
Interest rate swaps (Note 5)	Other long-term liabilities	(41,908)	(22,995)
Total derivatives		$(47,765)	$(26,374)

Financial performance — The following table summarizes the accumulated OCI activity related to our interest rate swap derivative instruments in each fiscal year (in thousands):

	Location of Loss in Income	2016	2015	2014
Loss recognized in OCI	N/A	$(25,439)	$(26,596)	$(1,890)
Loss reclassified from accumulated OCI into net earnings	Interest expense, net	$4,048	$2,011	$1,291
Amounts reclassified from accumulated OCI into interest expense represent payments made to the counterparty for the effective portions of the interest rate swaps. During the fiscal years presented, our interest rate swaps had no hedge ineffectiveness.

7.     INDEBTEDNESS
The detail of our long-term debt at the end of each fiscal year is as follows (in thousands):

	2016	2015
Revolver, variable interest rate based on an applicable margin plus LIBOR, 2.52% at October 2, 2016	$282,422	$395,000
Term loan, variable interest rate based on an applicable margin plus LIBOR, 2.53% at October 2, 2016	694,141	300,000
Capital lease obligations, 3.6% weighted average interest rate at October 2, 2016	18,523	20,256
	995,086	715,256
Less current portion	(57,574)	(26,677)
	$937,512	$688,579

JACK IN THE BOX INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

New credit facility — On September 16, 2016, the Company amended its credit facility to increase its overall borrowing capacity. The amended credit facility was increased to $1.6 billion, consisting of (i) a $900.0 million revolving credit agreement and (ii) a $700.0 million term loan. The interest rate on the amended credit facility is based on the Company’s leverage ratio and can range from the London Interbank Offered Rate (“LIBOR”) plus 1.25% to 2.25% with a 0% floor on the LIBOR. The amendment also, among other things, amended certain covenants already contained in the credit agreement. Both the revolving credit agreement and the term loan have maturity dates of March 19, 2019 which did not change as part of the amendment. As part of the existing credit agreement, we may also request the issuance of up to $75.0 million in letters of credit, the outstanding amount of which reduces our net borrowing capacity under the agreement. As of October 2, 2016, our unused borrowing capacity was $592.5 million.
Use of proceeds — Upon amendment, the Company borrowed $417.6 million under the amended term loan and used the full amount to pay down our revolving credit agreement.
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
Future cash payments — Scheduled principal payments on our long-term debt outstanding at October 2, 2016 for each of the next five fiscal years and thereafter are as follows (in thousands):

2017	$57,574
2018	66,633
2019	860,353
2020	2,371
2021	2,440
Thereafter	5,715
$995,086
We may make voluntary prepayments of the loans under the revolving credit agreement and term loan at any time without premium or penalty. Specific events such as asset sales, certain issuances of debt, and insurance and condemnation recoveries, may trigger a mandatory prepayment.

8.     LEASES
As lessee — We lease restaurants and other facilities, which generally have renewal clauses of 1 to 20 years exercisable at our option. In some instances, these leases have provisions for contingent rentals based upon a percentage of defined revenues. Many of our restaurant and other facility leases also have rent escalation clauses and require the payment of property taxes, insurance and maintenance costs. We also lease certain restaurant and office equipment. Minimum rental obligations are accounted for on a straight-line basis over the term of the initial lease, plus lease option terms for certain locations.
The components of rent expense were as follows in each fiscal year (in thousands):

	2016	2015	2014
Minimum rentals	$222,437	$212,722	$213,082
Contingent rentals	2,943	2,549	1,986
Total rent expense	225,380	215,271	215,068
Less rental expense on subleased properties	(145,173)	(141,946)	(139,976)
Net rent expense	$80,207	$73,325	$75,092

JACK IN THE BOX INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table presents as of October 2, 2016, future minimum lease payments under capital and operating leases, including leases recorded as lease obligations relating to continuing and discontinued operations (in thousands):

Fiscal Year	Capital Leases	Operating Leases
2017	$3,423	$235,048
2018	3,295	206,170
2019	2,911	198,043
2020	2,808	171,101
2021	2,810	153,809
Thereafter	7,107	530,142
Total minimum lease payments	22,354	$1,494,313
Less amount representing interest, 3.6% weighted average interest rate	(3,831)
Present value of obligations under capital leases	18,523
Less current portion	(2,818)
Long-term capital lease obligations	$15,705
Total future minimum lease payments of approximately $1.0 billion included in the table above are expected to be recovered under our non-cancelable operating subleases.
Assets recorded under capital leases are included in property and equipment, and consisted of the following at each fiscal year-end (in thousands):

	2016	2015
Buildings	$9,716	$10,716
Equipment	17,855	16,770
Less accumulated amortization	(10,325)	(8,453)
	$17,246	$19,033
Amortization of assets under capital leases is included in depreciation and amortization expense in the consolidated statements of earnings.
As lessor — We lease or sublease restaurants to certain franchisees and others under agreements that generally provide for the payment of percentage rentals in excess of stipulated minimum rentals, usually for a period up to 20 years. Most of our leases have rent escalation clauses and renewal clauses of 5 to 20 years. The following table summarizes rents received under these agreements in each fiscal year (in thousands):

	2016	2015	2014
Total rental income (1)	$238,375	$232,264	$222,443
Contingent rentals	$31,632	$28,348	$19,551
________________________________________________

(1)	Includes contingent rentals.
The minimum rents receivable expected to be received under these non-cancelable operating leases and subleases, including leases recorded as lease obligations relating to continuing and discontinuing operations, and excluding contingent rentals, as of October 2, 2016 are as follows (in thousands):

Fiscal Year
2017	$207,754
2018	187,029
2019	202,471
2020	199,072
2021	210,909
Thereafter	1,200,831
Total minimum future rent receivable	$2,208,066

JACK IN THE BOX INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Assets held for lease and included in property and equipment consisted of the following at each fiscal year-end (in thousands):

	2016	2015
Land	$73,527	$72,248
Buildings	674,690	678,044
Equipment	4,382	4,374
	752,599	754,666
Less accumulated depreciation	(480,600)	(453,056)
	$271,999	$301,610

9.     IMPAIRMENT AND OTHER CHARGES, NET
Impairment and other charges, net in the accompanying consolidated statements of earnings is comprised of the following (in thousands):

	2016	2015	2014
Restructuring costs	$10,067	$29	$8,621
Costs of closed restaurants (primarily lease obligations) and other	3,431	3,592	2,841
Losses on disposition of property and equipment, net	2,801	1,319	1,674
Accelerated depreciation	2,214	6,260	1,202
Restaurant impairment charges	544	557	570
	$19,057	$11,757	$14,908
Restructuring costs — Since the beginning of 2012, we have been engaged in a comprehensive review of our organization structure, including evaluating opportunities to decrease general and administrative expenses, as well as improve profitability across both brands. In 2016, management initiated a plan that includes cost saving initiatives from workforce reductions, the relocation of our Qdoba corporate support center, refranchising initiatives, and the consolidation of information technology across both brands.
The following is a summary of the costs incurred in connection with these activities during each fiscal year (in thousands):

	2016	2015	2014
Employee severance and related costs	$7,583	$29	$2,141
Facility closing costs	2,004	—	—
Other (1)	480	—	6,480
	$10,067	$29	$8,621
___________________________________________

(1)	Other primarily represents employee relocation costs in 2016, and in 2014, an impairment charge related to a restaurant software asset we no longer planned to place in service.
In 2016, approximately $2.0 million and $6.3 million of the restructuring costs are related to our Jack in the Box and Qdoba restaurant operating segments, respectively, and approximately $1.8 million is related to shared services functions. At this time, we are unable to estimate additional charges to be incurred subsequent to fiscal 2016.
Total accrued severance costs related to our restructuring activities are included in accrued liabilities and changed as follows during fiscal 2016 (in thousands):

Balance as of September 27, 2015	$—
Additions	7,583
Cash payments	(3,385)
Balance as of October 2, 2016	$4,198

JACK IN THE BOX INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Restaurant closing costs — Costs of closed restaurants primarily consist of future lease commitments and expected ancillary costs, net of anticipated sublease rentals. Accrued restaurant closing costs, included in accrued liabilities and other long-term liabilities, changed as follows during fiscal 2016 (in thousands):

Balance as of September 27, 2015	$9,707
Additions	464
Adjustments (1)	946
Interest expense	1,442
Cash payments	(5,328)
Balance as of October 2, 2016 (2)	$7,231
___________________________________________

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
The future minimum lease payments and receipts for the next five fiscal years and thereafter are included in the amounts disclosed in Note 8, Leases. Our obligations under the leases included in the above table expire at various dates between fiscal 2017 and 2029.
Disposition of property and equipment — In 2015, losses on the disposition of property and equipment were offset by $0.9 million in gains from the resolution of one eminent domain matter involving a Jack in the Box restaurant.
Accelerated depreciation — When a long-lived asset will be replaced or otherwise disposed of prior to the end of its estimated useful life, the useful life of the asset is adjusted based on the estimated disposal date and accelerated depreciation is recognized. In 2016 and 2015, accelerated depreciation primarily relates to expenses at our Jack in the Box company-operated restaurants for exterior facility enhancements and the replacement of technology equipment, and in 2015 it also includes a $3.6 million charge related to the replacement of beverage equipment. In 2014, accelerated depreciation primarily relates to restaurant facility enhancements.
Restaurant impairment charges — When events and circumstances indicate that our long-lived assets might be impaired and their carrying amount is greater than the undiscounted cash flows we expect to generate from such assets, we recognize an impairment loss as the amount by which the carrying value exceeds the fair value of the assets. Impairment charges in all years presented were not material to our consolidated financial statements.

10.     INCOME TAXES
Income taxes consist of the following in each fiscal year (in thousands):

	2016	2015	2014
Current:
Federal	$32,276	$59,362	$43,864
State	5,315	9,598	3,770
	37,591	68,960	47,634
Deferred:
Federal	29,975	(2,018)	3,700
State	4,998	(1,173)	452
	34,973	(3,191)	4,152
Income tax expense from continuing operations	$72,564	$65,769	$51,786

Income tax benefit from discontinued operations	$(1,365)	$(2,410)	$(3,629)

JACK IN THE BOX INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

A reconciliation of the federal statutory income tax rate to our effective tax rate for continuing operations is as follows:

	2016	2015	2014
Computed at federal statutory rate	35.0%	35.0%	35.0%
State income taxes, net of federal tax benefit	3.7	3.7	3.3
Benefit of jobs tax credits, net of valuation allowance	(1.0)	(1.1)	(1.2)
(Benefit) expense related to COLIs	(1.3)	0.3	(1.6)
Other, net	0.1	(1.0)	(0.2)
	36.5%	36.9%	35.3%

The tax effects of temporary differences that give rise to significant portions of deferred tax assets and deferred tax liabilities at each year-end are presented below (in thousands):

	2016	2015
Deferred tax assets:
Accrued defined benefit pension and postretirement benefits	$89,253	$92,456
Impairment	21,904	23,982
Interest rate swaps	18,483	10,208
Accrued insurance	14,378	13,245
Tax loss and tax credit carryforwards	13,624	14,081
Leasing transactions	11,144	11,442
Share-based compensation	9,091	9,331
Lease commitments related to closed or refranchised locations	7,440	11,471
Accrued incentive compensation	5,536	6,412
Accrued vacation pay expense	2,137	2,193
Other reserves and allowances	1,935	1,584
Deferred income	1,887	1,417
Other, net	3,876	2,030
Total gross deferred tax assets	200,688	199,852
Valuation allowance	(11,365)	(11,563)
Total net deferred tax assets	189,323	188,289
Deferred tax liabilities:
Property and equipment, principally due to differences in depreciation	(38,859)	(38,403)
Intangible assets	(31,827)	(30,132)
Other	(1,050)	(1,568)
Total gross deferred tax liabilities	(71,736)	(70,103)
Net deferred tax assets	$117,587	$118,186
Deferred tax assets as of October 2, 2016 include state net operating loss carry-forwards of approximately $72.5 million expiring at various times between 2017 and 2036. At October 2, 2016 and September 27, 2015, we recorded a valuation allowance related to losses and state tax credits of $11.4 million and $11.6 million, respectively. We believe that it is more likely than not that these net operating loss and credit carry-forwards will not be realized and that the remaining deferred tax assets will be realized through future taxable income or alternative tax strategies.
Our gross unrecognized tax benefits associated with uncertain income tax positions decreased during fiscal 2015 due to the conclusion of an audit regarding a specific claim with California. A reconciliation of the beginning and ending amounts of unrecognized tax benefits follows (in thousands):

	2016	2015
Balance beginning of year	$—	$374
Change related to tax positions	—	(374)
Balance at end of year	$—	$—
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

JACK IN THE BOX INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The major jurisdictions in which the Company files income tax returns include the United States and states in which we operate that impose an income tax. The federal statutes of limitations have not expired for fiscal years 2013 and forward. The statutes of limitations for California and Texas, which constitute the Company’s major state tax jurisdictions, have not expired for fiscal years 2012 and forward and 2011 and forward, respectively.

11.     RETIREMENT PLANS
We sponsor programs that provide retirement benefits to our employees. These programs include defined contribution plans, defined benefit pension plans and postretirement healthcare plans.
Defined contribution plans — We maintain a qualified savings plan pursuant to Section 401(k) of the Internal Revenue Code (“IRC”). Effective January 1, 2016, the plan was amended and restated to incorporate Safe Harbor Plan design features which include changes to participant eligibility and company contribution amounts and vesting. The plan allows all employees who have satisfied the service requirements and reached age 21 to defer a percentage of their pay on a pre-tax basis. Beginning January 1, 2016, we match 100% of the first 4% of compensation deferred by the participant. Prior to January 1, 2016, we matched 50% of the first 4% of compensation deferred by the participant. Our contributions under this plan were $3.8 million in fiscal 2016, and $1.2 million and $1.0 million in 2015 and 2014, respectively.
We also maintain an unfunded, non-qualified deferred compensation plan for key executives and other members of management whose compensation deferrals or company matching contributions to the qualified savings plan are limited due to IRC rules. Effective January 1, 2016, this non-qualified plan was amended to replace the company matching contribution with an annual restoration match that is intended to “restore” up to the full 4% match for participants whose elective deferrals (and related company matching contributions) to the qualified savings plan were limited due to IRC rules. Prior to January 1, 2016, we matched 100% of the first 3% contributed by the participant. This plan allows participants to defer up to 50% of their salary and 85% of their bonus, on a pre-tax basis. In addition, to compensate executives who were hired or promoted into an eligible position prior to May 7, 2015 and who may no longer participate in our supplemental defined benefit pension plan, we also contribute a supplemental amount equal to 4% of an eligible employee’s salary and bonus for a period of 10 years in such eligible position. Our contributions under the non-qualified deferred compensation plan were $0.3 million in fiscal 2016, and $1.3 million and $1.1 million in fiscal 2015 and 2014, respectively. A participant’s right to Company contributions in the qualified plan vests immediately, and in the non-qualified plan vests at a rate of 25% per year of service.
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

JACK IN THE BOX INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Obligations and funded status — The following table provides a reconciliation of the changes in benefit obligations, plan assets and funded status of our retirement plans for each fiscal year (in thousands):

	Qualified Plan		SERP		Postretirement Health Plans
	2016	2015	2016	2015	2016	2015
Change in benefit obligation:
Obligation at beginning of year	$442,264	$434,896	$75,346	$69,733	$28,911	$27,626
Service cost	4,479	7,592	773	676	—	—
Interest cost	20,926	19,750	3,253	2,945	1,263	1,196
Participant contributions	—	—	—	—	127	114
Actuarial loss (gain)	75,456	16,757	6,938	6,447	(768)	1,008
Benefits paid	(9,791)	(10,261)	(4,860)	(4,455)	(1,161)	(1,184)
Settlements	(10,875)	(26,470)	—	—	—	—
Other	—	—	—	—	(158)	151
Obligation at end of year	$522,459	$442,264	$81,450	$75,346	$28,214	$28,911
Change in plan assets:
Fair value at beginning of year	$332,657	$356,312	$—	$—	$—	$—
Actual return on plan assets	31,411	(6,924)	—	—	—	—
Participant contributions	—	—	—	—	127	114
Employer contributions	95,000	20,000	4,860	4,455	1,192	919
Benefits paid	(9,791)	(10,261)	(4,860)	(4,455)	(1,161)	(1,184)
Settlements	(10,875)	(26,470)	—	—	—	—
Other	—	—	—	—	(158)	151
Fair value at end of year	$438,402	$332,657	$—	$—	$—	$—
Funded status at end of year	$(84,057)	$(109,607)	$(81,450)	$(75,346)	$(28,214)	$(28,911)
Amounts recognized on the balance sheet:
Current liabilities	$—	$—	$(4,504)	$(4,477)	$(1,325)	$(1,294)
Noncurrent liabilities	(84,057)	(109,607)	(76,946)	(70,869)	(26,889)	(27,617)
Total liability recognized	$(84,057)	$(109,607)	$(81,450)	$(75,346)	$(28,214)	$(28,911)
Amounts in AOCI not yet reflected in net periodic benefit cost:
Unamortized actuarial loss, net	$216,129	$153,156	$37,417	$31,738	$2,239	$3,226
Unamortized prior service cost	—	—	571	811	—	—
Total	$216,129	$153,156	$37,988	$32,549	$2,239	$3,226
Other changes in plan assets and benefit obligations recognized in OCI:
Net actuarial loss (gain)	$65,801	$46,952	$6,938	$6,447	$(768)	$1,008
Amortization of actuarial loss	(2,828)	(8,278)	(1,259)	(1,134)	(219)	(182)
Amortization of prior service cost	—	—	(240)	(269)	—	—
Total recognized in OCI	62,973	38,674	5,439	5,044	(987)	826
Net periodic benefit cost and other losses	6,477	12,347	5,525	5,024	1,482	1,378
Total recognized in comprehensive income	$69,450	$51,021	$10,964	$10,068	$495	$2,204
Amounts in AOCI expected to be amortized in fiscal 2017 net periodic benefit cost:
Net actuarial loss	$4,455		$1,658		$161
Prior service cost	—		153		—
Total	$4,455		$1,811		$161

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

JACK IN THE BOX INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

As of October 2, 2016 and September 27, 2015, the Qualified Plan’s ABO exceeded the fair value of its plan assets. The SERP is an unfunded plan and, as such, had no plan assets as of October 2, 2016 and September 27, 2015. The following sets forth the PBO, ABO and fair value of plan assets of our pension plans as of the measurement date in each fiscal year (in thousands):

	2016	2015
Qualified Plan:
Projected benefit obligation	$522,459	$442,264
Accumulated benefit obligation	$522,459	$441,451
Fair value of plan assets	$438,402	$332,657
SERP:
Projected benefit obligation	$81,450	$75,346
Accumulated benefit obligation	$80,815	$74,388
Fair value of plan assets	$—	$—
Net periodic benefit cost — The components of the fiscal year net periodic benefit cost were as follows (in thousands):

	2016	2015	2014
Qualified Plan:
Service cost	$4,479	$7,592	$7,633
Interest cost	20,926	19,750	20,196
Expected return on plan assets	(21,756)	(23,273)	(24,492)
Actuarial loss	2,828	8,278	3,575
Net periodic benefit cost	$6,477	$12,347	$6,912
SERP:
Service cost	$773	$676	$490
Interest cost	3,253	2,945	3,049
Actuarial loss	1,259	1,134	859
Amortization of unrecognized prior service cost	240	269	269
Net periodic benefit cost	$5,525	$5,024	$4,667
Postretirement health plans:
Interest cost	$1,263	$1,196	$1,639
Actuarial loss	219	182	542
Net periodic benefit cost	$1,482	$1,378	$2,181

Prior service costs are amortized on a straight-line basis from date of participation to full eligibility.  Unrecognized gains or losses are amortized using the “corridor approach” under which the net gain or loss in excess of 10% of the greater of the PBO or the market-related value of the assets, if applicable, is amortized. For our Qualified Plan in fiscal year 2016, actuarial losses were amortized over the average future expected lifetime of all participants expected to receive benefits, and in 2015 and 2014, actuarial losses were amortized on a straight-line basis over the expected remaining service period of plan participants. For our SERP, actuarial losses are amortized over the expected remaining future lifetime for inactive participants, and for our postretirement health plans, actuarial losses are amortized over the expected remaining future lifetime of inactive participants expected to receive benefits.

JACK IN THE BOX INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Assumptions — We determine our actuarial assumptions on an annual basis. In determining the present values of our benefit obligations and net periodic benefit costs as of and for the fiscal years ended October 2, 2016, September 27, 2015 and September 28, 2014, we used the following weighted-average assumptions:

	2016	2015	2014
Assumptions used to determine benefit obligations (1):
Qualified Plan:
Discount rate	3.85%	4.79%	4.60%
Rate of future pay increases	—%	3.50%	3.50%
SERP:
Discount rate	3.60%	4.45%	4.36%
Rate of future pay increases	3.50%	3.50%	3.50%
Postretirement health plans:
Discount rate	3.64%	4.47%	4.43%
Assumptions used to determine net periodic benefit cost (2):
Qualified Plan:
Discount rate	4.79%	4.60%	5.37%
Long-term rate of return on assets	6.50%	6.50%	7.25%
Rate of future pay increases	3.50%	3.50%	3.50%
SERP:
Discount rate	4.45%	4.36%	4.88%
Rate of future pay increases	3.50%	3.50%	3.50%
Postretirement health plans:
Discount rate	4.47%	4.43%	5.04%
 ____________________________

(1)	Determined as of end of year.

(2)	Determined as of beginning of year.
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
The assumed expected long-term rate of return on assets is the weighted-average rate of earnings expected on the funds invested or to be invested to provide for the pension obligations. The long-term rate of return on assets was determined taking into consideration our projected asset allocation and economic forecasts prepared with the assistance of our actuarial consultants.
The assumed discount rate and expected long-term rate of return on assets have a significant effect on amounts reported for our pension and postretirement plans. A quarter percentage point decrease in the discount rate and long-term rate of return used would have decreased fiscal 2016 earnings before income taxes by $0.5 million and $0.8 million, respectively.
The assumed average rate of compensation increase is the average annual compensation increase expected over the remaining employment periods for the participating employees. For determining our Qualified Plan’s projected benefit obligation as of October 2, 2016, no future pay increases were included in our assumptions as our plan participants no longer accrue benefits effective December 31, 2015.

JACK IN THE BOX INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For measurement purposes, the weighted-average assumed health care cost trend rates for our postretirement health plans were as follows for each fiscal year:

	2016	2015	2014
Healthcare cost trend rate for next year:
Participants under age 65	7.75%	8.00%	8.25%
Participants age 65 or older	7.25%	7.50%	7.75%
Rate to which the cost trend rate is assumed to decline:
Participants under age 65	4.50%	4.50%	4.50%
Participants age 65 or older	4.50%	4.50%	4.50%
Year the rate reaches the ultimate trend rate:
Participants under age 65	2030	2030	2030
Participants age 65 or older	2028	2028	2028
The assumed healthcare cost trend rate represents our estimate of the annual rates of change in the costs of the healthcare benefits currently provided by our postretirement plans. The healthcare cost trend rate implicitly considers estimates of healthcare inflation, changes in healthcare utilization and delivery patterns, technological advances and changes in the health status of the plan participants. The healthcare cost trend rate assumption has a significant effect on the amounts reported. For example, a 1.0% change in the assumed healthcare cost trend rate would have the following effect on the 2016 net periodic benefit cost and end of year PBO (in thousands):

	1% Point Increase	1% Point Decrease
Total interest and service cost	$156	$(132)
Postretirement benefit obligation	$3,373	$(2,875)
Plan assets — Our investment philosophy is to (1) protect the corpus of the fund; (2) establish investment objectives that will allow the market value to exceed the present value of the vested and unvested liabilities over time; while (3) obtaining adequate investment returns to protect benefits promised to the participants and their beneficiaries. Our asset allocation strategy utilizes multiple investment managers in order to maximize the plan’s return while minimizing risk. We regularly monitor our asset allocation, and senior financial management and the Finance Committee of the Board of Directors review performance results quarterly. We continually review our target asset allocation for our Qualified Plan and when changes are made, we reallocate our plan assets over a period of time, as deemed appropriate by senior financial management, to achieve our target asset allocation. Our plan asset allocation at the end of fiscal 2016 and target allocations were as follows:

	2016	Target	Minimum	Maximum
Cash and cash equivalents	1%	—%	—%	—%
Domestic equity	23	25	15%	35%
International equity	28	25	15%	35%
Core fixed funds	27	25	20%	30%
High yield	6	5	—%	10%
Alternative investments	6	9	—%	20%
Real estate	9	8	—%	10%
Real return bonds	—	3	—%	10%
	100%	100%

JACK IN THE BOX INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The Company measures its defined benefit plan assets and obligations as of the month-end date closest to its fiscal year end, which is a practical expedient under FASB authoritative guidance. The fair values of the Qualified Plan’s assets by asset category are as follows (in thousands):

		Total	Quoted Prices in Active Markets for Identical (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Items Measured at Fair Value at September 30, 2016:
Asset Category:
Cash and cash equivalents	(1)	$5,479	$—	$5,479	$—
Equity:
U.S	(3)	101,174	101,174	—	—
International	(4)	121,884	118,960	2,924	—
Fixed income:
Investment grade	(5)	120,439	46,152	74,287	—
High yield	(6)	24,638	24,638	—	—
Alternatives	(7)	24,642	24,642	—	—
Real estate	(8)	40,146	—	—	40,146
		$438,402	$315,566	$82,690	$40,146
Items Measured at Fair Value at September 30, 2015:
Asset Category:
Cash and cash equivalents	(2)	$3,629	$3,629	$—	$—
Equity:
U.S	(3)	83,034	83,034	—	—
International	(4)	88,827	88,827	—	—
Fixed income:
Investment grade	(5)	88,621	29,054	59,567	—
High yield	(6)	7,243	7,243	—	—
Alternatives	(7)	24,336	24,336	—	—
Real estate	(8)	36,967	—	—	36,967
		$332,657	$236,123	$59,567	$36,967
_________________________

(1)	Cash and cash equivalents are comprised of commercial paper, short-term bills and notes, and short-term investment funds, which are valued at quoted prices in active markets for similar securities.

(2)	Cash and cash equivalents are comprised of commercial paper, short-term bills and notes, and short-term investment funds, which are valued at unadjusted quoted market prices.

(3)
U.S. equity securities are comprised of investments in common stock of U.S. companies for total return purposes. These investments are valued by the trustee at closing prices from national exchanges on the valuation date.

(4)
International equity securities are comprised of investments in common stock of companies located outside of the U.S for total return purposes. These investments are valued by the trustee at closing prices from national exchanges on the valuation date, or the values are adjusted as a result of market movements following the close of local trading using inputs to models that are observable either directly or indirectly.

(5)
Investment grade fixed income consists of debt obligations either issued by the US government or have a rating of BBB- / Baa or higher assigned by a major credit rating agency. These investments are valued based on unadjusted quoted market prices (Level 1), or based on quoted prices in inactive markets, or whose values are based on models, but the inputs to those models are observable either directly or indirectly (Level 2).

(6)
High yield fixed income consists primarily of debt obligations that have a rating of below BBB- / Baa or lower assigned by a major credit rating agency.  These investments are valued based on unadjusted quoted market prices.

(7)
Alternative investments consists primarily of an investment in asset classes other than stocks, bonds, and cash.  Alternative investments can include commodities, hedge funds, private equity, managed futures, and derivatives.  These investments are valued based on unadjusted quoted market prices.

(8)
Real estate is investments in a real estate collective trust for purposes of total return. These investments are valued based on prices or valuation techniques that require inputs that are both unobservable and significant to the overall fair value measurement.

JACK IN THE BOX INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table presents the changes in Level 3 investments for the Qualified Plan during 2015 and 2016 (in thousands):

Real Estate
Balance at September 30, 2014	$32,593
Actual return on plan assets:
Relating to assets still held at the reporting date	4,665
Relating to assets sold during the period	40
Purchases, sales and settlements	(331)
Balance at September 30, 2015	$36,967
Actual return on plan assets:
Relating to assets still held at the reporting date	$3,486
Relating to assets sold during the period	67
Purchases, sales and settlements	(374)
Balance at September 30, 2016	$40,146

Future cash flows — Our policy is to fund our plans at or above the minimum required by law. As of the date of our last actuarial funding valuation, there was no minimum requirement. We do not anticipate making any contributions to our Qualified Plan in fiscal 2017. Contributions expected to be paid in the next fiscal year, the projected benefit payments for each of the next five fiscal years, and the total aggregate amount for the subsequent five fiscal years are as follows (in thousands):

	Defined Benefit Pension Plans	Postretirement Health Plans
Estimated net contributions during fiscal 2017	$4,504	$1,349
Estimated future year benefit payments during fiscal years:
2017	$15,413	$1,349
2018	$15,708	$1,411
2019	$16,455	$1,471
2020	$17,125	$1,524
2021	$17,651	$1,625
2022-2026	$106,805	$8,564
We will continue to evaluate contributions to our Qualified Plan based on changes in pension assets as a result of asset performance in the current market and economic environment. Expected benefit payments are based on the same assumptions used to measure our benefit obligations at October 2, 2016 and include estimated future employee service, if applicable.

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
Our Amended and Restated 2004 Stock Incentive Plan authorizes the issuance of up to 11,600,000 common shares in connection with the granting of stock options, stock appreciation rights, restricted stock purchase rights, restricted stock bonuses, restricted stock units or performance units to key employees, directors, and other designated employees. As of October 2, 2016, 2,322,490 shares of common stock were available for future issuance under this plan.
We also maintain a deferred compensation plan for non-management directors under which those who are eligible to receive fees or retainers may choose to defer receipt of their compensation. The deferred amounts are converted to stock equivalents. The plan requires settlement in shares of our common stock based on the number of stock equivalents and dividend equivalents at the time of a participant’s separation from the Board of Directors. This plan provides for the issuance of up to 350,000 shares of common stock in connection with the crediting of stock equivalents. As of October 2, 2016, 143,122 shares of common stock were available for future issuance under this plan.

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
Compensation expense — The components of share-based compensation expense recognized in each year are as follows (in thousands):

	2016	2015	2014
Nonvested stock units	$5,520	$4,989	$3,247
Performance share awards	3,068	4,229	3,923
Stock options	2,509	2,782	2,660
Nonvested restricted stock awards	88	156	310
Deferred compensation for directors	270	264	218
Total share-based compensation expense	$11,455	$12,420	$10,358
Nonvested restricted stock units — Nonvested restricted stock units (“RSUs”) are generally issued to executives, non-management directors and certain other members of management and employees. Prior to fiscal 2011, RSUs were granted to certain Executive and Senior Vice Presidents pursuant to our share ownership guidelines. These awards vest upon retirement or termination based on years of service. As of October 2, 2016, 60,272 of such RSUs were outstanding.
Beginning fiscal 2011, we replaced the ownership share grants with time-vested RSUs for certain Vice Presidents and Officers that vest ratably over four to five years and have a 50% or 100% holding requirement on settled shares, which must be held until termination. As of October 2, 2016, 146,063 of such RSUs were outstanding. RSUs issued to non-management directors vest 12 months from the date of grant, or upon termination of board service if the director elects to defer receipt, and totaled 48,456 units outstanding as of October 2, 2016. RSUs issued to certain other employees either cliff vest or vest ratably over three years and totaled 74,114 units outstanding as of October 2, 2016. These awards are amortized to compensation expense over the estimated vesting period based upon the fair value of our common stock on the award date discounted by the present value of the expected dividend stream over the vesting period.

The following is a summary of RSU activity for fiscal 2016:

	Shares	Weighted- Average Grant Date Fair Value
RSUs outstanding at September 27, 2015	332,973	$44.34
Granted	140,794	$72.06
Released	(105,254)	$42.65
Forfeited	(39,608)	$64.30
RSUs outstanding at October 2, 2016	328,905	$54.05
As of October 2, 2016, there was approximately $8.7 million of total unrecognized compensation cost related to RSUs, which is expected to be recognized over a weighted-average period of 2.9 years. The weighted-average grant date fair value of awards granted was $72.06, $75.07 and $49.79 in 2016, 2015 and 2014, respectively. In 2016, 2015 and 2014, the total fair value of RSUs that vested and were released was $4.5 million, $2.4 million and $3.5 million, respectively.
Performance share awards — Performance share awards, granted in the form of stock units, represent a right to receive a certain number of shares of common stock based on the achievement of corporate performance goals and continued employment during the vesting period. Performance share awards issued to executives vest at the end of a three-year period and vested amounts may range from 0% to a maximum of 150% of targeted amounts depending on the achievement of performance measures at the end of a three-year period. The expected cost of the shares is based on the fair value of our stock on the date of grant and is reflected over the vesting period with a reduction for estimated forfeitures. These awards may be settled in cash or shares of common stock at the election of the Company on the date of grant. It is our intent to settle these awards with shares of common stock.

JACK IN THE BOX INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following is a summary of performance share award activity for fiscal 2016:

	Shares	Weighted- Average Grant Date Fair Value
Performance share awards outstanding at September 27, 2015	162,914	$59.37
Granted	20,685	$75.25
Issued	(63,708)	$49.44
Forfeited	(11,632)	$69.16
Performance adjustments	9,360	$62.87
Performance share awards outstanding at October 2, 2016	117,619	$62.13

As of October 2, 2016, there was approximately $1.7 million of total unrecognized compensation cost related to performance share awards which is expected to be recognized over a weighted-average period of 1.5 years. The weighted-average grant date fair value of awards granted was $75.25, $73.53 and $47.29 in 2016, 2015 and 2014, respectively. The total fair value of awards that became fully vested during 2016, 2015 and 2014 was $3.5 million, $3.5 million and $3.6 million, respectively.
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
The following is a summary of stock option activity for fiscal 2016:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value (in thousands)
Options outstanding at September 27, 2015	594,348	$42.72
Granted	99,923	$75.24
Exercised	(333,406)	$31.68
Forfeited	(22,408)	$64.96
Options outstanding at October 2, 2016	338,457	$61.73	5.23	$11,579
Options exercisable at October 2, 2016	113,880	$50.25	4.20	$5,203
Options exercisable and expected to vest at October 2, 2016	338,457	$61.73	5.23	$11,579
The aggregate intrinsic value in the table above is the amount by which the current market price of our stock on October 2, 2016 exceeds the weighted average exercise price.

We use a valuation model to determine the fair value of options granted which requires the input of highly subjective assumptions, including the expected volatility of the stock price. The following table presents the weighted-average assumptions used for stock option grants in each fiscal year, along with the related weighted-average grant date fair value:

	2016	2015	2014
Risk-free interest rate	1.66%	1.78%	2.05%
Expected dividends yield	1.59%	1.09%	—%
Expected stock price volatility	26.68%	32.09%	39.18%
Expected life of options (in years)	4.90	6.00	6.50
Weighted-average grant date fair value	$16.21	$22.04	$20.04
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

JACK IN THE BOX INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

As of October 2, 2016, there was approximately $1.8 million of total unrecognized compensation cost, net of estimated forfeitures, related to stock options grants which is expected to be recognized over a weighted-average period of 1.3 years. The total intrinsic value of stock options exercised was $18.6 million, $41.8 million and $42.4 million in 2016, 2015 and 2014, respectively.
Nonvested stock awards — We previously issued nonvested stock awards (“RSAs”) to certain executives under our share ownership guidelines. Effective fiscal 2009, we no longer issue RSA awards and have replaced them with grants of RSUs. The RSAs vest, subject to the discretion of our Board of Directors in certain circumstances, upon retirement or termination based upon years of service. These awards are amortized to compensation expense over the estimated vesting period based upon the fair value of our common stock on the award date. As of October 2, 2016, RSAs outstanding totaled 95,815 shares with a weighted average grant date fair value of $20.56 per share.
In fiscal 2016, there was no activity related to RSAs. As of October 2, 2016, there was approximately $0.1 million of total unrecognized compensation cost related to RSAs, which is expected to be recognized over a weighted-average period of 1.5 years.
Non-management directors’ deferred compensation — All awards outstanding under our directors’ deferred compensation plan are accounted for as equity-based awards and deferred amounts are converted into stock equivalents at the then-current market price of our common stock. During 2016 and 2015 no common stock was issued in connection with director retirements. In 2014, 10,616 shares of common stock were issued in connection with a director’s retirement with a fair value of $0.6 million.
The following is a summary of the stock equivalent activity for fiscal 2016:

	Stock Equivalents	Weighted- Average Grant Date Fair Value
Stock equivalents outstanding at September 27, 2015	79,158	$26.64
Deferred directors’ compensation	3,924	$68.81
Dividend equivalents	1,282	$80.57
Stock equivalents outstanding at October 2, 2016	84,364	$29.43
Employee stock purchase plan — The ESPP plan was terminated during fiscal 2015. The following is a summary of shares issued pursuant to our ESPP in fiscal 2015 and 2014:

	2015	2014
Common stock issued	1,371	4,055
Fair value of common stock issued	$70.78	$49.25

13.     STOCKHOLDERS’ EQUITY
Repurchases of common stock —  In February and May 2016, the Board of Directors approved two stock buyback programs which provided repurchase authorizations for up to $100.0 million each, in shares of our common stock, expiring November 2017. In September 2016, the Board of Directors approved an additional stock buyback program for up to $300.0 million in shares of our common stock, expiring in November 2018. During fiscal 2016, we repurchased 3.9 million shares at an aggregate cost of $291.9 million. As of October 2, 2016, there was approximately $408.2 million remaining under the stock buyback programs, of which $108.2 million expires in November 2017 and $300.0 million expires in November 2018.
Dividends — In fiscal 2016, the Board of Directors declared four cash dividends of $0.30 per share totaling $40.5 million. Future dividends are subject to approval by our Board of Directors.

JACK IN THE BOX INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

14.     AVERAGE SHARES OUTSTANDING
Our basic earnings per share calculation is computed based on the weighted-average number of common shares outstanding. Our diluted earnings per share calculation is computed based on the weighted-average number of common shares outstanding adjusted by the number of additional shares that would have been outstanding had the potentially dilutive common shares been issued. Potentially dilutive common shares include stock options, nonvested stock awards and units, and non-management director stock equivalents. Performance share awards are included in the average diluted shares outstanding each period if the performance criteria have been met at the end of the respective periods.
The following table reconciles basic weighted-average shares outstanding to diluted weighted-average shares outstanding (in thousands):

	2016	2015	2014
Weighted-average shares outstanding — basic	33,735	37,587	40,781
Effect of potentially dilutive securities:
Stock options	150	274	641
Nonvested stock awards and units	188	199	281
Performance share awards	73	155	270
Weighted-average shares outstanding — diluted	34,146	38,215	41,973
Excluded from diluted weighted-average shares outstanding:
Antidilutive	147	84	153
Performance conditions not satisfied at the end of the period	38	15	20

15.     COMMITMENTS, CONTINGENCIES AND LEGAL MATTERS
Commitments — As of October 2, 2016, we had unconditional purchase obligations during the next five fiscal years as follows (in thousands):

2017	$993,500
2018	554,900
2019	455,200
2020	369,600
2021	358,900
Total	$2,732,100
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

JACK IN THE BOX INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Gessele v. Jack in the Box Inc. —  In August 2010, five former employees instituted litigation in federal court in Oregon alleging claims under the federal Fair Labor Standards Act and Oregon wage and hour laws. The plaintiffs alleged that the Company failed to pay non-exempt employees for certain state-mandated breaks and improperly made payroll deductions for shoe purchases and for workers’ compensation expenses, and later added additional claims relating to timing of final pay and related wage and hour claims involving employees of a franchisee. The most recent complaint seeks damages of $45.0 million but does not provide a basis for that amount. In fiscal 2012, we accrued for a single claim for which we believe a loss is both probable and estimable; this accrued loss contingency did not have a material effect on our results of operations. We have not established a loss contingency accrual for those claims as to which we believe liability is not probable or estimable, and we plan to vigorously defend against this lawsuit. Nonetheless, an unfavorable resolution of this matter in excess of our current accrued loss contingencies could have a material adverse effect on our business, results of operations, liquidity or financial condition.
Other legal matters — In addition to the matter described above, the Company is subject to normal and routine litigation brought by former, current or prospective employees, customers, franchisees, vendors, landlords, shareholders or others. We intend to defend ourselves in any such matters. Some of these matters may be covered, at least in part, by insurance. Our insurance liability (undiscounted) and reserves are established in part by using independent actuarial estimates of expected losses for reported claims and expected losses for claims incurred but not reported. Our estimated liability for general liability and workers’ compensation claims, which exceeded our self-insurance retention limits by $25.8 million as of September 27, 2015, was reduced by $21.7 million in 2016 due to a judgment paid by our insurance providers. We currently expect to be fully covered by our insurance providers for any amounts that may exceed our self-insurance retention limits. We believe that the ultimate determination of liability in connection with legal claims pending against us, if any, in excess of amounts already provided for such matters in the consolidated financial statements, will not have a material adverse effect on our business, our annual results of operations, liquidity or financial position; however, it is possible that our business, results of operations, liquidity, or financial condition could be materially affected in a particular future reporting period by the unfavorable resolution of one or more matters or contingencies during such period.
Lease guarantees — In connection with the sale of the distribution business, we have assigned the lease at one of our distribution centers to a third party. Under this agreement, which expires in 2017, the Company remains secondarily liable for the lease payments for which we were responsible under the original lease. As of October 2, 2016, the amount remaining under this lease guarantee totaled $0.7 million. We have not recorded a liability for this guarantee as the likelihood of the third party defaulting on the assignment agreements was deemed to be less than probable.

JACK IN THE BOX INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

16.     SEGMENT REPORTING
Our principal business consists of developing, operating and franchising our Jack in the Box and Qdoba restaurant concepts, each of which we consider reportable operating segments. This segment reporting structure reflects the Company’s current management structure, internal reporting method and financial information used in deciding how to allocate the Company’s resources. Based upon certain quantitative thresholds, each operating segment is considered a reportable segment.
We measure and evaluate our segments based on segment revenues and earnings from operations. The reportable segments do not include an allocation of the costs related to shared service functions, such as accounting/finance, human resources, audit services, legal, tax and treasury; nor do they include unallocated costs such as pension expense, share-based compensation and restructuring expense. These costs are reflected in the caption “Shared services and unallocated costs.” The following table provides information related to our operating segments in each fiscal year (in thousands):

	2016	2015	2014
Revenues by segment:
Jack in the Box restaurant operations	$1,162,258	$1,145,176	$1,127,243
Qdoba restaurant operations	437,073	395,141	356,888
Consolidated revenues	$1,599,331	$1,540,317	$1,484,131
Earnings from operations by segment:
Jack in the Box restaurant operations	$290,346	$265,230	$235,574
Qdoba restaurant operations	47,250	47,264	34,287
Shared services and unallocated costs	(108,911)	(112,182)	(104,005)
Gains (losses) on the sale of company-operated restaurants	1,230	(3,139)	(3,548)
Consolidated earnings from operations	229,915	197,173	162,308
Interest expense, net	31,081	18,803	15,678
Consolidated earnings from continuing operations and before income taxes	$198,834	$178,370	$146,630
Total expenditures for long-lived assets by segment (including discontinued operations):
Jack in the Box restaurant operations	$38,607	$41,928	$30,858
Qdoba restaurant operations	53,316	34,071	17,967
Shared services and unallocated costs	4,692	10,227	11,700
Consolidated expenditures for long-lived assets	$96,615	$86,226	$60,525
Total depreciation expense by segment:
Jack in the Box restaurant operations	$66,287	$64,597	$66,409
Qdoba restaurant operations	19,306	17,103	16,992
Shared services and unallocated costs	6,489	7,078	7,254
Consolidated depreciation expense	$92,082	$88,778	$90,655
We do not evaluate, manage or measure performance of segments using asset, interest income and expense, or income tax information; accordingly, this information by segment is not prepared or disclosed.

17.     SUPPLEMENTAL CONSOLIDATED CASH FLOW INFORMATION (in thousands)

	2016	2015	2014
Cash paid during the year for:
Interest, net of amounts capitalized	$28,576	$16,233	$13,754
Income tax payments	$33,454	$28,764	$29,145
Non cash transactions:
Equipment capital lease obligations incurred	$1,085	$16,770	$—
Increase (decrease) in accrued stock repurchases	$7,208	$(3,112)	$(4,176)
Increase in dividends accrued or converted to common stock equivalents	$176	$174	$68
(Decrease) increase in obligations for purchases of property and equipment	$(3,122)	$5,388	$(1,187)

JACK IN THE BOX INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

18.     SUPPLEMENTAL CONSOLIDATED FINANCIAL STATEMENT INFORMATION (in thousands)

	October 2, 2016	September 27, 2015
Accounts and other receivables, net:
Trade	$66,837	$36,990
Notes receivable	1,603	1,726
Other	7,680	10,814
Allowance for doubtful accounts	(2,760)	(1,555)
	$73,360	$47,975
Prepaid expenses:
Prepaid rent	$18,613	$318
Prepaid income taxes	12,113	7,645
Other	9,672	8,277
	$40,398	$16,240
Other assets, net:
Company-owned life insurance policies	$105,957	$99,513
Deferred tax assets	117,587	118,186
Deferred rent receivable	47,485	45,330
Other	23,219	40,939
	$294,248	$303,968
Accrued liabilities:
Payroll and related taxes	$44,627	$56,223
Insurance	38,368	35,370
Advertising	21,827	20,692
Deferred rent income	15,909	1,806
Sales and property taxes	14,311	11,574
Gift card liability	5,183	4,608
Deferred franchise fees	929	1,198
Other	40,096	39,104
	$181,250	$170,575
Other long-term liabilities:
Defined benefit pension plans	$161,003	$180,476
Straight-line rent accrual	47,070	46,807
Other	140,852	142,775
	$348,925	$370,058

JACK IN THE BOX INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

19.    UNAUDITED QUARTERLY RESULTS OF OPERATIONS (in thousands, except per share data)

	16 Weeks Ended	12 Weeks Ended		13 Weeks Ended
Fiscal Year 2016	January 17, 2016	April 10, 2016	July 3, 2016	October 2, 2016
Revenues	$470,823	$361,151	$368,938	$398,419
Earnings from operations	$62,514	$52,786	$55,705	$58,910
Net earnings	$33,221	$28,682	$30,189	$31,981
Net earnings per share:
Basic	$0.94	$0.85	$0.92	$0.98
Diluted	$0.92	$0.84	$0.91	$0.97
	16 Weeks Ended	12 Weeks Ended
Fiscal Year 2015	January 18, 2015	April 12, 2015	July 5, 2015	September 27, 2015
Revenues	$468,621	$358,122	$359,506	$354,068
Earnings from operations	$63,236	$41,868	$50,395	$41,674
Net earnings	$35,835	$23,005	$26,831	$23,141
Net earnings per share:
Basic	$0.93	$0.61	$0.72	$0.64
Diluted	$0.91	$0.60	$0.71	$0.63

20.     SUBSEQUENT EVENTS

Declaration of dividend — On November 17, 2016, the Board of Directors declared a cash dividend of $0.40 per share, to be paid on December 16, 2016 to shareholders of record as of the close of business on December 5, 2016. Future dividends will be subject to approval by our Board of Directors.