Form 10-Q
period 2017-01-22
JACK IN THE BOX INC /NEW/
filed 2017-02-23
CIK 807882

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
 ____________________________________________________
FORM 10-Q
 _______________________________________________________________________________________
QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended January 22, 2017
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
Yes  ☐    No  ☑
As of the close of business February 17, 2017, 31,641,734 shares of the registrant’s common stock were outstanding.

JACK IN THE BOX INC. AND SUBSIDIARIES

PART I. FINANCIAL INFORMATION

ITEM 1.        CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JACK IN THE BOX INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share data)
(Unaudited)

	January 22, 2017	October 2, 2016
ASSETS
Current assets:
Cash	$6,090	$17,030
Accounts and other receivables, net	54,711	73,360
Inventories	8,344	8,229
Prepaid expenses	12,631	40,398
Assets held for sale	18,357	14,259
Other current assets	2,371	2,129
Total current assets	102,504	155,405
Property and equipment, at cost	1,596,676	1,605,576
Less accumulated depreciation and amortization	(899,077)	(886,526)
Property and equipment, net	697,599	719,050
Intangible assets, net	13,793	14,042
Goodwill	166,045	166,046
Other assets, net	278,616	290,469
	$1,258,557	$1,345,012
LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Current maturities of long-term debt	$55,931	$55,935
Accounts payable	30,052	40,736
Accrued liabilities	134,701	181,250
Total current liabilities	220,684	277,921
Long-term debt, net of current maturities	985,588	935,372
Other long-term liabilities	325,526	348,925
Stockholders’ deficit:
Preferred stock $0.01 par value, 15,000,000 shares authorized, none issued	—	—
Common stock $0.01 par value, 175,000,000 shares authorized, 81,824,541 and 81,598,524 issued, respectively	818	816
Capital in excess of par value	445,147	432,564
Retained earnings	1,422,614	1,399,721
Accumulated other comprehensive loss	(170,388)	(187,021)
Treasury stock, at cost, 50,182,807 and 49,190,992 shares, respectively	(1,971,432)	(1,863,286)
Total stockholders’ deficit	(273,241)	(217,206)
	$1,258,557	$1,345,012
See accompanying notes to condensed consolidated financial statements.

JACK IN THE BOX INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS
(In thousands, except per share data)
(Unaudited)

	Sixteen Weeks Ended
	January 22, 2017	January 17, 2016
Revenues:
Company restaurant sales	$367,270	$353,221
Franchise rental revenues	71,469	69,738
Franchise royalties and other	49,194	47,864
	487,933	470,823
Operating costs and expenses, net:
Company restaurant costs:
Food and packaging	108,936	108,911
Payroll and employee benefits	106,921	97,907
Occupancy and other	83,044	77,699
Total company restaurant costs	298,901	284,517
Franchise occupancy expenses	51,449	52,219
Franchise support and other costs	3,838	4,862
Selling, general and administrative expenses	55,708	65,872
Impairment and other charges, net	5,057	1,657
Gains on the sale of company-operated restaurants	(137)	(818)
	414,816	408,309
Earnings from operations	73,117	62,514
Interest expense, net	12,717	8,175
Earnings from continuing operations and before income taxes	60,400	54,339
Income taxes	23,366	20,442
Earnings from continuing operations	37,034	33,897
Losses from discontinued operations, net of income tax benefit	(1,105)	(676)
Net earnings	$35,929	$33,221

Net earnings per share - basic:
Earnings from continuing operations	$1.15	$0.96
Losses from discontinued operations	(0.03)	(0.02)
Net earnings per share (1)	$1.12	$0.94
Net earnings per share - diluted:
Earnings from continuing operations	$1.14	$0.94
Losses from discontinued operations	(0.03)	(0.02)
Net earnings per share (1)	$1.11	$0.92

Weighted-average shares outstanding:
Basic	32,168	35,458
Diluted	32,442	35,946

Cash dividends declared per common share	$0.40	$0.30
____________________________

(1)	Earnings per share may not add due to rounding.
See accompanying notes to condensed consolidated financial statements.

JACK IN THE BOX INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In thousands)
(Unaudited)

	Sixteen Weeks Ended
	January 22, 2017	January 17, 2016
Net earnings	$35,929	$33,221
Cash flow hedges:
Net change in fair value of derivatives	23,086	(11,437)
Net loss reclassified to earnings	2,066	1,444
	25,152	(9,993)
Tax effect	(9,731)	3,868
	15,421	(6,125)
Unrecognized periodic benefit costs:
Actuarial losses and prior service costs reclassified to earnings	1,978	1,398
Tax effect	(766)	(541)
	1,212	857
Other:
Foreign currency translation adjustments	—	(52)
Tax effect	—	20
	—	(32)

Other comprehensive income (loss), net of tax	16,633	(5,300)

Comprehensive income	$52,562	$27,921
See accompanying notes to condensed consolidated financial statements.

JACK IN THE BOX INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Sixteen Weeks Ended
	January 22, 2017	January 17, 2016
Cash flows from operating activities:
Net earnings	$35,929	$33,221
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	27,987	28,514
Deferred finance cost amortization	1,123	823
Excess tax benefits from share-based compensation arrangements	(3,981)	(2,020)
Deferred income taxes	2,239	(2,128)
Share-based compensation expense	3,814	4,088
Pension and postretirement expense	1,297	4,149
Losses on cash surrender value of company-owned life insurance	326	2,466
Gains on the sale of company-operated restaurants	(137)	(818)
Losses on the disposition of property and equipment	699	651
Impairment charges and other	1,871	446
Changes in assets and liabilities:
Accounts and other receivables	19,378	(4,204)
Inventories	(115)	(495)
Prepaid expenses and other current assets	31,506	1,205
Accounts payable	(5,487)	7,386
Accrued liabilities	(43,328)	(25,403)
Pension and postretirement contributions	(1,440)	(1,883)
Other	(726)	(1,089)
Cash flows provided by operating activities	70,955	44,909
Cash flows from investing activities:
Purchases of property and equipment	(20,865)	(31,543)
Purchases of assets intended for sale and leaseback	(1,770)	(3,274)
Proceeds from the sale and leaseback of assets	2,466	5,803
Proceeds from the sale of company-operated restaurants	138	1,021
Collections on notes receivable	298	441
Acquisition of franchise-operated restaurants	—	324
Other	51	(28)
Cash flows used in investing activities	(19,682)	(27,256)
Cash flows from financing activities:
Borrowings on revolving credit facilities	231,000	176,000
Repayments of borrowings on revolving credit facilities	(167,000)	(97,000)
Principal repayments on debt	(14,438)	(8,479)
Dividends paid on common stock	(12,962)	(10,592)
Proceeds from issuance of common stock	4,756	492
Repurchases of common stock	(115,354)	(100,000)
Excess tax benefits from share-based compensation arrangements	3,981	2,020
Change in book overdraft	7,804	9,295
Cash flows used in financing activities	(62,213)	(28,264)
Effect of exchange rate changes on cash	—	(32)
Net decrease in cash	(10,940)	(10,643)
Cash at beginning of period	17,030	17,743
Cash at end of period	$6,090	$7,100

See accompanying notes to condensed consolidated financial statements.

JACK IN THE BOX INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1.    BASIS OF PRESENTATION
Nature of operations — Founded in 1951, Jack in the Box Inc. (the “Company”) operates and franchises Jack in the Box® quick-service restaurants and Qdoba Mexican Eats® (“Qdoba”) fast-casual restaurants. The following table summarizes the number of restaurants as of the end of each period:

	January 22, 2017	January 17, 2016
Jack in the Box:
Company-operated	419	413
Franchise	1,842	1,840
Total system	2,261	2,253
Qdoba:
Company-operated	376	330
Franchise	336	344
Total system	712	674
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
These financial statements should be read in conjunction with the consolidated financial statements and related notes contained in our Annual Report on Form 10-K for the fiscal year ended October 2, 2016 (“2016 Form 10-K”). The accounting policies used in preparing these condensed consolidated financial statements are the same as those described in our 2016 Form 10-K with the exception of two new accounting pronouncements adopted in fiscal 2017 which are described below.
Reclassifications and adjustments — Certain prior year amounts in the condensed consolidated balance sheets have been reclassified due to the adoption of a new accounting pronouncement. See discussion below.
Fiscal year — Our fiscal year is 52 or 53 weeks ending the Sunday closest to September 30. Fiscal year 2017 includes 52 weeks, while fiscal year 2016 includes 53 weeks. Our first quarter includes 16 weeks and all other quarters include 12 weeks, with the exception of the fourth quarter of fiscal 2016, which includes 13 weeks. All comparisons between 2017 and 2016 refer to the 16 weeks (“quarter”) ended January 22, 2017 and January 17, 2016, respectively, unless otherwise indicated.
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

JACK IN THE BOX INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Effect of new accounting pronouncements adopted in fiscal 2017 — In April 2015, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2015-03, Simplifying the Presentation of Debt Issuance Costs, which changes the presentation of debt issuance costs in financial statements. Under this ASU, an entity presents such costs on the balance sheet as a direct deduction from the related debt liability rather than as an asset. This new standard is effective for annual reporting periods beginning after December 15, 2015, including interim periods within that reporting period. We adopted this standard in the first quarter of 2017 and the prior period was retrospectively adjusted. The adjustment resulted in a reclassification of $3.8 million in debt issuance costs from other assets, net to current maturities of long-term debt and long-term debt, net of current maturities in the amount of $1.6 million and $2.2 million, respectively, in our October 2, 2016 condensed consolidated balance sheet.
In August 2015, the FASB issued ASU No. 2015-15, Interest-Imputation of Interest: Presentation and Subsequent Measurement of Debt Issuance Costs Associated with Line-of-Credit Arrangements, which addresses line-of-credit arrangements that were omitted from ASU No. 2015-03. This ASU states that the SEC staff would not object to an entity deferring and presenting debt issuance costs related to a line-of-credit arrangement as an asset and subsequently amortizing those costs ratably over the term of the arrangement, regardless of whether there are any outstanding borrowings on the line-of-credit arrangement. This new standard is effective for annual reporting periods beginning after December 15, 2015, including interim periods within that reporting period. We adopted this standard in the first quarter of 2017 and there was no impact on our consolidated financial statements as we continue to present debt issuance costs associated with our line-of-credit arrangement as an asset on our condensed consolidated balance sheets.
Effect of new accounting pronouncements to be adopted in future periods — In May 2014, the FASB issued ASU No. 2014-09, Revenue Recognition - Revenue from Contracts with Customers (Topic 606), which provides a comprehensive new revenue recognition model that requires an entity to recognize revenue in an amount that reflects the consideration the entity expects to receive for the transfer of promised goods or services to its customers. The standard also requires additional disclosure regarding the nature, amount, timing and uncertainty of revenue and cash flows arising from contracts with customers. Further, in March 2016, the FASB issued ASU No. 2016-08, Revenue from Contracts with Customers (Topic 606): Principal versus Agent Considerations (Reporting Revenue Gross versus Net), which clarifies the guidance in ASU No. 2014-09 when evaluating when another party, along with the entity, is involved in providing a good or service to a customer. In April 2016, the FASB issued ASU No. 2016-10, Revenue from Contracts with Customers (Topic 606): Identifying Performance Obligations and Licensing, which clarifies the guidance in ASU No. 2014-09 regarding assessing whether promises to transfer goods or services are distinct, and whether an entity's promise to grant a license provides a customer with a right to use, or right to access the entity's intellectual property. In December 2016, the FASB issued ASU No. 2016-20, Technical Corrections and Improvements to Revenue from Contracts with Customers (Topic 606). This ASU clarifies the guidance in ASU 2014-09, providing technical corrections and improvements to clarify guidance and correct unintended applications of the guidance. All standards are effective for annual periods beginning after December 15, 2017, and interim periods within that reporting period. As such, we will be required to adopt these standards in the first quarter of fiscal 2019. These standards are to be applied retrospectively or using a cumulative effect transition method, and early adoption is not permitted. We do not believe the new revenue recognition standard will impact our recognition of restaurant sales, rental revenues or royalty fees from franchisees. However, we are still evaluating the impact that this pronouncement will have on the recognition of certain transactions on our consolidated financial statements, including the initial franchise fees currently recognized upon the opening of a franchise restaurant and our advertising arrangements with franchisees currently reported on a net versus gross basis in our consolidated statements of earnings, and the effect it will have on our disclosures. We have not yet selected a transition method.
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
In March 2016, the FASB issued ASU No. 2016-04, Liabilities-Extinguishment of Liabilities (Subtopic 405-20): Recognition of Breakage for Certain Prepaid Stored-Value Products, which is designed to provide guidance and eliminate diversity in the accounting for the derecognition of financial liabilities related to certain prepaid stored-value products using a revenue-like breakage model. This standard is effective for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years, with early adoption permitted. As such, we will be required to adopt this standard in the first quarter of fiscal 2019.

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
In March 2016, the FASB issued ASU No. 2016-09, Compensation-Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting. This standard is intended to simplify various aspects of accounting for share-based compensation arrangements, including the income tax impact, classification on the statement of cash flows and forfeitures. This standard is effective for annual reporting periods beginning after December 15, 2016, and interim periods within that reporting period, with early adoption permitted. As such, we will be required to adopt this standard in fiscal 2018 and will classify the excess tax benefits from share-based compensation arrangements, which were $4.0 million in the first quarter of 2017, as a discrete item within income tax expense on the consolidated statements of earnings, rather than recognizing such excess income tax benefits in capital in excess of par value on the consolidated statements of stockholders’ deficit. This reclassification will be made on a prospective basis and will also impact the related classification on our consolidated statements of cash flows as excess tax benefits from share-based compensation arrangements are currently reported in cash flows from operating activities and cash flows used in investing activities. Other than these reclassifications, we do not believe the adoption of this ASU will materially impact our consolidated financial statements.
In August 2016, the FASB issued ASU 2016-15, Statement of Cash Flows ( Topic 230): Classification of Certain Cash Receipts and Cash Payments. This standard is intended to address eight classification issues related to the statement of cash flows to reduce diversity in practice in how certain transactions are classified. This standard is effective for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years, with early adoption permitted. As such, we will be required to adopt this standard in the first quarter of fiscal 2019. This standard requires adoption based upon a retrospective transition method. We are currently evaluating this standard, but do not believe it will have a material impact on the classification of cash flows within our statement of cash flows.
In October 2016, the FASB issued ASU No. 2016-16, Income Taxes (740): Intra-Entity Transfers of Assets Other Than Inventory. This standard requires that an entity recognize the income tax consequences of an intra-entity transfer of an asset other than inventory when the transfer occurs, rather than deferring the recognition until the asset has been sold to an outside party. This standard is effective for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years, with early adoption permitted. As such, we will be required to adopt this standard in the first quarter of fiscal 2019. The standard requires adoption on a modified retrospective basis through a cumulative-effect adjustment to retained earnings. We are currently evaluating this standard, but do not believe it will have a material impact on our consolidated financial statements.
In December 2016, the FASB issued ASU 2016-19, Technical Corrections and Improvements. This standard contains amendments that affect a wide variety of topics in the Accounting Standards Codification. The amendments include differences between original FASB guidance and the Accounting Standards Codification, guidance clarification and reference corrections, simplification and minor improvements. This standard is effective for annual reporting periods beginning after December 15, 2016, and interim periods within that reporting period, with early adoption permitted. As such, we will be required to adopt this standard in the first quarter of fiscal 2018. This standard is not expected have a significant effect on our accounting policies or on our consolidated financial statements and related disclosures.

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
In 2017 and 2016, results of discontinued operations were immaterial to our condensed consolidated results of operations. Our liability for lease commitments related to our distribution centers is immaterial to our consolidated balance sheets as of January 22, 2017 and October 2, 2016. The lease commitment balance relates to one distribution center lease that expires in fiscal 2017 and is currently subleased at a loss.
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
The following table summarizes the results related to the 2013 Qdoba Closures for each period (in thousands):

	Sixteen Weeks Ended
	January 22, 2017	January 17, 2016
Unfavorable lease commitment adjustments	$(2,060)	$(1,006)
Bad debt expense related to subtenants	389	(124)
Broker commissions	(26)	—
Ongoing facility related and other costs	(18)	(38)
Loss before income tax benefit	$(1,715)	$(1,168)
We do not expect the remaining costs to be incurred related to these closures to be material; however, our estimates related to our future lease obligations, primarily sublease income, are subject to a high degree of judgment and may differ from actual sublease income due to changes in economic conditions, desirability of the sites and other factors.
Our liability for lease commitments related to the 2013 Qdoba Closures is included in accrued liabilities and other long-term liabilities in the accompanying condensed consolidated balance sheets and has changed as follows in 2017 (in thousands):

Balance as of October 2, 2016	$2,943
Adjustments (1)	2,060
Cash payments	(1,123)
Balance as of January 22, 2017 (2)	$3,880
____________________________

(1)	Adjustments relate to revisions to certain sublease assumptions due to changes in market conditions, as well as a charge to terminate two lease agreements, and includes interest expense.

(2)	The weighted average remaining lease term related to these commitments is approximately three years.

JACK IN THE BOX INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

3.	SUMMARY OF REFRANCHISINGS, FRANCHISEE DEVELOPMENT AND ACQUISITIONS
Refranchisings and franchisee development — The following table summarizes the number of restaurants sold to franchisees, the number of restaurants developed by franchisees, and the related fees and gains recognized in each period(dollars in thousands):

	Sixteen Weeks Ended
	January 22, 2017	January 17, 2016
Restaurants sold to Jack in the Box franchisees	—	1
New restaurants opened by franchisees:
Jack in the Box	7	5
Qdoba	8	6

Initial franchise fees	$425	$385

Proceeds from the sale of company-operated restaurants (1)	$138	$1,021
Net assets sold (primarily property and equipment)	—	(193)
Goodwill related to the sale of company-operated restaurants	(1)	(10)
Gains on the sale of company-operated restaurants	$137	$818
____________________________

(1)	Amounts in 2017 and 2016 include additional proceeds related to restaurants sold in a prior year of $0.1 million and $1.0 million, respectively.
Franchise acquisitions —There was no acquisition activity in 2017. In 2016, we acquired one Jack in the Box franchise restaurant. We account for the acquisition of franchised restaurants using the acquisition method of accounting for business combinations. The 2016 purchase price allocation was based on fair value estimates determined using significant unobservable inputs (Level 3). The 2016 acquisition was not material to our condensed consolidated financial statements.

4.	FAIR VALUE MEASUREMENTS
Financial assets and liabilities — The following table presents our financial assets and liabilities measured at fair value on a recurring basis (in thousands):

	Total	Quoted Prices in Active Markets for Identical Assets (3) (Level 1)	Significant Other Observable Inputs (3) (Level 2)	Significant Unobservable Inputs (3) (Level 3)
Fair value measurements as of January 22, 2017:
Non-qualified deferred compensation plan (1)	$(38,664)	$(38,664)	$—	$—
Interest rate swaps (Note 5) (2)	(22,613)	—	(22,613)	—
Total liabilities at fair value	$(61,277)	$(38,664)	$(22,613)	$—
Fair value measurements as of October 2, 2016:
Non-qualified deferred compensation plan (1)	$(36,933)	$(36,933)	$—	$—
Interest rate swaps (Note 5) (2)	(47,765)	—	(47,765)	—
Total liabilities at fair value	$(84,698)	$(36,933)	$(47,765)	$—

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

JACK IN THE BOX INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

The fair values of our debt instruments are based on the amount of future cash flows associated with each instrument discounted using our borrowing rate. At January 22, 2017, the carrying value of all financial instruments was not materially different from fair value, as the borrowings are prepayable without penalty. The estimated fair values of our capital lease obligations approximated their carrying values as of January 22, 2017.
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
In connection with our impairment reviews performed during 2017, no material fair value adjustments were required. Refer to Note 6, Impairment and Other Charges, Net, for additional information regarding impairment charges.

5.	DERIVATIVE INSTRUMENTS
Objectives and strategies — We are exposed to interest rate volatility with regard to our variable rate debt. In April 2014, to reduce our exposure to rising interest rates, we entered into nine forward-starting interest rate swap agreements that effectively converted $300.0 million of our variable rate borrowings to a fixed-rate basis from October 2014 through October 2018. Additionally, in June 2015, we entered into eleven forward-starting interest rate swap agreements that effectively converted an additional $200.0 million of our variable rate borrowings to a fixed rate from October 2015 through October 2018, and $500.0 million from October 2018 through October 2022.
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
Financial position — The following derivative instruments were outstanding as of the end of each period (in thousands):

	Balance Sheet Location	Fair Value
		January 22, 2017	October 2, 2016
Derivatives designated as cash flow hedging instruments:
Interest rate swaps (Note 4)	Accrued liabilities	$(4,100)	$(5,857)
Interest rate swaps (Note 4)	Other long-term liabilities	(18,513)	(41,908)
Total derivatives		$(22,613)	$(47,765)
Financial performance — The following table summarizes the OCI activity related to our interest rate swap derivative instruments (in thousands):

	Location of Loss in Income	Sixteen Weeks Ended
		January 22, 2017	January 17, 2016
Gain (loss) recognized in OCI	N/A	$23,086	$(11,437)
Loss reclassified from accumulated OCI into net earnings	Interest expense, net	$2,066	$1,444
Amounts reclassified from accumulated OCI into interest expense represent payments made to the counterparties for the effective portions of the interest rate swaps. During the periods presented, our interest rate swaps had no hedge ineffectiveness.

JACK IN THE BOX INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

6.	IMPAIRMENT AND OTHER CHARGES, NET
Impairment and other charges, net in the accompanying condensed consolidated statements of earnings is comprised of the following (in thousands):

	Sixteen Weeks Ended
	January 22, 2017	January 17, 2016
Restructuring costs	$2,048	$—
Costs of closed restaurants (primarily lease obligations) and other	1,997	560
Losses on disposition of property and equipment, net	699	651
Accelerated depreciation	313	446
	$5,057	$1,657
Restructuring costs — Restructuring charges in 2017 are the result of a plan that management initiated in fiscal 2016 to reduce our general and administrative costs. This plan includes cost saving initiatives from workforce reductions, relocation and consolidation of our Qdoba corporate support center, refranchising initiatives, and the consolidation of information technology across both brands.

The following is a summary of our restructuring costs (in thousands):

Facility closing costs	$1,202
Employee severance and related costs	477
Other (1)	369
$2,048

(1)	Other primarily represents moving expenses related to the relocation of our Qdoba corporate support center and early lease termination costs.
Approximately $0.1 million and $1.8 million of the 2017 restructuring costs are related to our Jack in the Box and Qdoba restaurant operating segments, respectively, and approximately $0.1 million is related to shared services functions, such as accounting/finance, information technology, human resources, audit services, legal, tax and treasury. At this time, we are unable to estimate additional charges to be incurred subsequent to 2017, but they are not expected to be material.
Total accrued severance costs related to our restructuring activities are included in accrued liabilities and changed as follows during 2017 (in thousands):

Balance as of October 2, 2016	$4,198
Additions	477
Cash payments	(3,568)
Balance as of January 22, 2017	$1,107
Restaurant closing costs — Costs of closed restaurants primarily consist of future lease commitments and expected ancillary costs, net of anticipated sublease rentals. Accrued restaurant closing costs, included in accrued liabilities and other long-term liabilities, changed as follows during 2017 (in thousands):

Balance as of October 2, 2016	$7,231
Adjustments (1)	742
Interest expense	363
Cash payments	(1,122)
Balance as of January 22, 2017 (2) (3)	$7,214
___________________________

(1)
Adjustments relate primarily to revisions of certain sublease and cost assumptions. Our estimates related to our future lease obligations, primarily the sublease income we anticipate, are subject to a high degree of judgment and may differ from actual sublease income due to changes in economic conditions, desirability of the sites and other factors.

(2)	The weighted average remaining lease term related to these commitments is approximately four years.

(3)
This balance excludes $2.6 million of restaurant closing costs that are included in accrued liabilities and other long-term liabilities, which were initially recorded as losses on the sale of company-operated restaurants upon sale to Jack in the Box franchisees in prior years.

JACK IN THE BOX INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Accelerated depreciation — When a long-lived asset will be replaced or otherwise disposed of prior to the end of its estimated useful life, the useful life of the asset is adjusted based on the estimated disposal date and accelerated depreciation is recognized. In 2017, accelerated depreciation primarily relates to the anticipated closure of two Jack in the Box and three Qdoba company-operated restaurants. In 2016, accelerated depreciation was primarily related to expenses at Jack in the Box company-operated restaurants for exterior facility enhancements and the replacement of technology equipment.

7.	INCOME TAXES
The income tax provisions reflect tax rates of 38.7% in 2017 and 37.6% in 2016. The major components of the year-over-year change in tax rates were a decrease in tax credits partially offset by a decrease in losses from the market performance of insurance products used to fund certain non-qualified retirement plans which are excluded from taxable income. The Company recognized a benefit from the retroactive reenactment of the Work Opportunity Tax Credit for calendar year 2015 during the first quarter of 2016. This credit was extended continuously through December 31, 2019. Therefore, a similar retroactive reenactment was not applicable during the first quarter of 2017. The final annual tax rate cannot be determined until the end of the fiscal year; therefore, the actual 2017 rate could differ from our current estimates.

8.	RETIREMENT PLANS
Defined benefit pension plans — We sponsor two defined benefit pension plans, a “Qualified Plan” covering substantially all full-time employees hired prior to January 1, 2011, and an unfunded supplemental executive retirement plan (“SERP”) which provides certain employees additional pension benefits and was closed to new participants effective January 1, 2007. In fiscal 2011, the Board of Directors approved the sunset of our Qualified Plan whereby participants no longer accrue benefits effective December 31, 2015. Benefits under both plans are based on the employee’s years of service and compensation over defined periods of employment.
Postretirement healthcare plans — We also sponsor two healthcare plans, closed to new participants, that provide postretirement medical benefits to certain employees who have met minimum age and service requirements. The plans are contributory; with retiree contributions adjusted annually, and contain other cost-sharing features such as deductibles and coinsurance.
Net periodic benefit cost — The components of net periodic benefit cost in each period were as follows (in thousands):

	Sixteen Weeks Ended
	January 22, 2017	January 17, 2016
Defined benefit pension plans:
Interest cost	$6,996	$7,440
Service cost	673	1,616
Expected return on plan assets	(8,659)	(6,694)
Actuarial loss (1)	1,881	1,257
Amortization of unrecognized prior service costs (1)	47	74
Net periodic benefit cost	$938	$3,693
Postretirement healthcare plans:
Interest cost	$309	$389
Actuarial loss (1)	50	67
Net periodic benefit cost	$359	$456
___________________________

(1)	Amounts were reclassified from accumulated OCI into net earnings as a component of selling, general and administrative expenses.

JACK IN THE BOX INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Future cash flows — Our policy is to fund our plans at or above the minimum required by law. As of January 1, 2016, the date of our last actuarial funding valuation, there was no minimum contribution funding requirement. Details regarding 2017 contributions are as follows (in thousands):

	SERP	Postretirement Healthcare Plans
Net year-to-date contributions	$1,122	$318
Remaining estimated net contributions during fiscal 2017	$3,400	$1,000
We continue to evaluate contributions to our Qualified Plan based on changes in pension assets as a result of asset performance in the current market and the economic environment. We do not anticipate making any contributions to our Qualified Plan in fiscal 2017.

9.	SHARE-BASED COMPENSATION
We offer share-based compensation plans to attract, retain and motivate key officers, employees and non-employee directors to work towards the financial success of the Company. During 2017, we granted the following shares related to our share-based compensation awards:

Nonvested stock units	59,248
Performance share awards	29,625
Stock options	89,792
The components of share-based compensation expense recognized in each period are as follows (in thousands):

	Sixteen Weeks Ended
	January 22, 2017	January 17, 2016
Nonvested stock units	$2,146	$1,815
Performance share awards	824	1,271
Stock options	817	975
Nonvested stock awards	27	27
Total share-based compensation expense	$3,814	$4,088

10.	STOCKHOLDERS’ EQUITY
Repurchases of common stock — In fiscal 2017, we repurchased 992,000 common shares at an aggregate cost of $108.1 million. As of January 22, 2017, there was approximately $27,000 remaining under a stock-buyback program which expires in November 2017, and $300.0 million remaining under a stock-buyback program which expires in November 2018. In our condensed consolidated statement of cash flows for the 16 weeks ended January 22, 2017, repurchases of common stock includes $7.2 million related to repurchase transactions traded in the prior fiscal year that settled in the current fiscal year.
Dividends — In fiscal 2017, the Board of Directors declared a cash dividend of $0.40 per common share which was paid on December 16, 2016 to shareholders of record as of the close of business on December 5, 2016, and totaled $13.0 million. Future dividends are subject to approval by our Board of Directors.

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

JACK IN THE BOX INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

The following table reconciles basic weighted-average shares outstanding to diluted weighted-average shares outstanding (in thousands):

	Sixteen Weeks Ended
	January 22, 2017	January 17, 2016
Weighted-average shares outstanding – basic	32,168	35,458
Effect of potentially dilutive securities:
Nonvested stock awards and units	181	187
Stock options	76	176
Performance share awards	17	125
Weighted-average shares outstanding – diluted	32,442	35,946
Excluded from diluted weighted-average shares outstanding:
Antidilutive	44	149
Performance conditions not satisfied at the end of the period	79	—

12.	CONTINGENCIES AND LEGAL MATTERS
Legal matters — We assess contingencies, including litigation contingencies, to determine the degree of probability and range of possible loss for potential accrual in our financial statements. An estimated loss contingency is accrued in the financial statements if it is probable that a liability has been incurred and the amount of the loss can be reasonably estimated. Because litigation is inherently unpredictable, assessing contingencies is highly subjective and requires judgments about future events. When evaluating litigation contingencies, we may be unable to provide a meaningful estimate due to a number of factors, including the procedural status of the matter in question, the availability of appellate remedies, insurance coverage related to the claim or claims in question, the presence of complex or novel legal theories, and/or the ongoing discovery and development of information important to the matter. In addition, damage amounts claimed in litigation against us may be unsupported, exaggerated or unrelated to possible outcomes, and as such are not meaningful indicators of our potential liability or financial exposure. We regularly review contingencies to determine the adequacy of the accruals and related disclosures. The ultimate amount of loss may differ from these estimates.
Gessele v. Jack in the Box Inc. — In August 2010, five former employees instituted litigation in federal court in Oregon alleging claims under the federal Fair Labor Standards Act and Oregon wage and hour laws. The plaintiffs alleged that the Company failed to pay non-exempt employees for certain meal breaks and improperly made payroll deductions for shoe purchases and for workers’ compensation expenses, and later added additional claims relating to timing of final pay and related wage and hour claims involving employees of a franchisee. In December 2016, the court dismissed the federal claims and those relating to franchise employees. In fiscal 2012, we accrued for a single claim for which we believe a loss is both probable and estimable; this accrued loss contingency did not have a material effect on our results of operations. We have not established a loss contingency accrual for those claims as to which we believe liability is not probable or estimable, and we plan to vigorously defend against this lawsuit. Nonetheless, an unfavorable resolution of this matter in excess of our current accrued loss contingencies could have a material adverse effect on our business, results of operations, liquidity or financial condition.
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
We measure and evaluate our segments based on segment revenues and earnings from operations. The reportable segments do not include an allocation of the costs related to shared service functions; nor do they include unallocated costs such as pension expense, share-based compensation and restructuring expense. These costs are reflected in the caption “Shared services and unallocated costs.” The following table provides information related to our operating segments in each period (in thousands):

	Sixteen Weeks Ended
	January 22, 2017	January 17, 2016
Revenues by segment:
Jack in the Box restaurant operations	$353,181	$347,583
Qdoba restaurant operations	134,752	123,240
Consolidated revenues	$487,933	$470,823
Earnings from operations by segment:
Jack in the Box restaurant operations	$92,404	$85,690
Qdoba restaurant operations	8,732	8,737
Shared services and unallocated costs	(28,156)	(32,731)
Gains on the sale of company-operated restaurants	137	818
Consolidated earnings from operations	73,117	62,514
Interest expense, net	12,717	8,175
Consolidated earnings from continuing operations and before income taxes	$60,400	$54,339
Total depreciation expense by segment:
Jack in the Box restaurant operations	$19,289	$20,473
Qdoba restaurant operations	6,492	5,588
Shared services and unallocated costs	1,974	2,225
Consolidated depreciation expense	$27,755	$28,286
We do not evaluate, manage or measure performance of segments using asset, interest income and expense, or income tax information; accordingly, this information by segment is not prepared or disclosed.
The following table provides detail of the change in the balance of goodwill for each of our reportable segments (in thousands):

	Jack in the Box	Qdoba	Total
Balance at October 2, 2016	$48,415	$117,631	$166,046
Sale of company-operated restaurants to franchisees	(1)	—	(1)
Balance at January 22, 2017	$48,414	$117,631	$166,045
Refer to Note 3, Summary of Refranchisings, Franchisee Development and Acquisitions, for information regarding the transactions resulting in the changes in goodwill.

JACK IN THE BOX INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

14.	SUPPLEMENTAL CONSOLIDATED CASH FLOW INFORMATION (in thousands)

	Sixteen Weeks Ended
	January 22, 2017	January 17, 2016
Cash paid during the year for:
Interest, net of amounts capitalized	$12,209	$8,378
Income tax payments	$47	$16,012
Decrease in obligations for purchases of property and equipment	$7,290	$6,025
Decrease in obligations for treasury stock repurchases	$7,208	$—
Non-cash transactions:
Equipment capital lease obligations incurred	$254	$271
Increase in dividends accrued or converted to common stock equivalents	$74	$53

JACK IN THE BOX INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

15.	SUPPLEMENTAL CONSOLIDATED BALANCE SHEET INFORMATION (in thousands)

	January 22, 2017	October 2, 2016
Accounts and other receivables, net:
Trade	$45,688	$66,837
Notes receivable	1,608	1,603
Other	10,065	7,680
Allowance for doubtful accounts	(2,650)	(2,760)
	$54,711	$73,360
Prepaid expenses:
Prepaid rent	$5,690	$18,613
Prepaid income taxes	—	12,113
Other	6,941	9,672
	$12,631	$40,398
Other assets, net:
Company-owned life insurance policies	$105,631	$105,957
Deferred tax assets	104,851	117,587
Deferred rent receivable	47,815	47,485
Other	20,319	19,440
	$278,616	$290,469
Accrued liabilities:
Insurance	$39,389	$38,368
Payroll and related taxes	31,892	44,627
Advertising	11,168	21,827
Sales and property taxes	8,131	14,311
Gift card liability	6,484	5,183
Deferred rent income	4,430	15,909
Deferred franchise fees	1,147	929
Other	32,060	40,096
	$134,701	$181,250
Other long-term liabilities:
Defined benefit pension plans	$158,892	$161,003
Straight-line rent accrual	46,998	47,070
Other	119,636	140,852
	$325,526	$348,925

16.	SUBSEQUENT EVENTS

On February 21, 2017, the Board of Directors declared a cash dividend of $0.40 per common share, to be paid on March 20, 2017 to shareholders of record as of the close of business on March 7, 2017.

Subsequent to the end of the first quarter, we signed non-binding letters of intent with franchisees to sell approximately 75 company restaurants in several different markets. Pre-tax gross proceeds related to these sales are estimated at $40.0 million to $45.0 million.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
GENERAL
All comparisons between 2017 and 2016 refer to the 16 weeks (“quarter”) ended January 22, 2017 and January 17, 2016, respectively, unless otherwise indicated.
For an understanding of the significant factors that influenced our performance during 2017 and 2016, our Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) should be read in conjunction with the consolidated financial statements and related notes included in this Quarterly Report and our Annual Report on Form 10-K for the fiscal year ended October 2, 2016.
Our MD&A consists of the following sections:

•	Overview — a general description of our business and 2017 highlights.

•	Financial reporting — a discussion of changes in presentation, if any.

•	Results of operations — an analysis of our condensed consolidated statements of earnings for the periods presented in our condensed consolidated financial statements.

•
Liquidity and capital resources — an analysis of our cash flows including pension and postretirement health contributions, capital expenditures, our credit facility, share repurchase activity, dividends, known trends that may impact liquidity and the impact of inflation, if applicable.

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

We have included in our MD&A certain performance metrics that management uses to assess company performance and which we believe will be useful in analyzing and understanding our results of operations. These metrics include the following:

•
Changes in sales at restaurants open more than one year (“same-store sales”) and average unit volumes (“AUVs”) are presented for franchised restaurants and on a system-wide basis, which includes company and franchise restaurants. Franchise sales represent sales at franchise restaurants and are revenues of our franchisees. We do not record franchise sales as revenues; however, our royalty revenues and percentage rent revenues are calculated based on a percentage of franchise sales. We believe franchise and system same-store sales and AUV information is useful to investors as a significant indicator of the overall strength of our business. Due to the transition from a 53-week year in fiscal 2016 to a 52-week year in fiscal 2017, year-over-year same-store sales comparisons are off by one week. As such, we have included changes in same-store sales on a calendar basis to provide a clearer comparison. Same-store sales data that matches the periods presented in our financial statements is referred to as fiscal basis same-store sales.

•
Company restaurant margin (“restaurant margin”) is defined as company restaurant sales less expenses incurred directly by our restaurants in generating those sales (food and packaging costs, payroll and employee benefit costs, and occupancy and other costs). We also present restaurant margin as a percentage of company restaurant sales.

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

OVERVIEW
As of January 22, 2017, we operated and franchised 2,261 Jack in the Box quick-service restaurants, primarily in the western and southern United States, including one in Guam, and 712 Qdoba fast-casual restaurants operating primarily throughout the United States and Canada.
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
The following summarizes the most significant events occurring in fiscal 2017, and certain trends compared to a year ago:

•
Calendar Basis Same-Store Sales — Calendar basis same-store sales increased 3.1% at Jack in the Box system restaurants compared with a year ago primarily driven by the impact of menu price increases and favorable mix, which were partially offset by a decline in transactions. Qdoba’s calendar basis same-store sales decreased 1.4% at company-operated restaurants compared with a year ago, driven primarily by declines in traffic, partially offset by menu price increases and catering growth.

•
Commodity Costs — Commodity costs decreased approximately 5.6% and 3.0% at our Jack in the Box and Qdoba restaurants, respectively, in 2017 compared with a year ago. We expect our overall commodity costs in fiscal year 2017 to be approximately flat to down 1% at both our Jack in the Box and Qdoba restaurants. Beef represents the largest portion, or approximately 20%, of the Company’s overall commodity spend. We typically do not enter into fixed price contracts for our beef needs. For the full year, we currently expect beef costs to decrease approximately 5%.

•
Restaurant Margins — Our consolidated company-operated restaurant margin decreased in 2017 to 18.6% from 19.5% a year ago. Jack in the Box’s company-operated restaurant margin improved to 21.6% in 2017 from 20.9% in the prior year due primarily to lower costs for food and packaging, partially offset by minimum wage increases in California that went into effect in January 2016, and higher maintenance costs. Company-operated restaurant margins at our Qdoba restaurants decreased to 13.1% in 2017 from 16.6% a year ago primarily reflecting the impact of new restaurant activity, sales deleverage, labor staffing inefficiencies and wage inflation, and higher costs for food and packaging.

•
Jack in the Box Franchise Margin — Franchise margin increased in 2017 to 52.9%, from 50.1% in the prior year, due primarily to an increase in franchise rental revenue and royalties that were driven by the increase in franchise same-store sales on a fiscal basis, and a decrease in occupancy costs and savings realized in connection with our restructuring plan.

•
Jack in the Box Franchising Program — Franchisees opened a total of seven restaurants in the first quarter of 2017. In fiscal year 2017, we expect to open approximately 20-25 Jack in the Box restaurants system-wide, the majority of which will be franchise locations. Our Jack in the Box system was 81% franchised as of January 22, 2017. We plan to increase franchise ownership of the Jack in the Box system to over 90%. Subsequent to the end of the first quarter, we signed non-binding letters of intent with franchisees to sell approximately 75 company restaurants in several different markets. Pre-tax gross proceeds related to these sales are estimated at $40.0 million to $45.0 million.

•
Qdoba New Unit Growth — In the first quarter of 2017, we opened nine company-operated restaurants, and franchisees opened eight restaurants of which 7 were in non-traditional locations such as military bases and college campuses. In fiscal year 2017, we expect to open 50 to 60 Qdoba restaurants system-wide, of which approximately 30 are expected to be company-operated restaurants.

•
Restructuring Costs — In 2016, we announced a plan to reduce our general and administrative costs. In connection with this plan, we have recorded $2.0 million of restructuring charges in 2017 which are included in impairment and other costs, net in the accompanying condensed consolidated statements of earnings.

•
Return of Cash to Shareholders — We returned cash to shareholders in the form of share repurchases and cash dividends. We repurchased 992,000 shares of our common stock in 2017 at an average price of $109.04 per share, totaling $108.1 million, including the costs of brokerage fees. We also declared dividends of $0.40 per share totaling $13.0 million.

FINANCIAL REPORTING
During fiscal 2012, we entered into an agreement to outsource our Jack in the Box distribution business. In fiscal 2013, we closed 62 Qdoba restaurants (the “2013 Qdoba Closures”) as part of a comprehensive Qdoba market performance review. All charges related to our distribution business and the 2013 Qdoba Closures are reported as discontinued operations for all periods presented. Refer to Note 2, Discontinued Operations, in the notes to condensed consolidated financial statements for additional information. Unless otherwise noted, amounts and disclosures throughout our MD&A relate to our continuing operations.

In the first quarter of fiscal 2017 we adopted an Accounting Standards Update (“ASU”) which changes the presentation of debt issuance costs on the balance sheet. Under this ASU, debt issuance costs are to be presented on the balance sheet as a direct deduction from the related debt liability rather than as an asset. We retrospectively adopted this guidance which resulted in the reclassification of $3.8 million in debt issuance costs from other assets, net to current maturities of long-term debt and long-term debt, net of current maturities in the amount of $1.6 million and $2.2 million, respectively, in our October 2, 2016 condensed consolidated balance sheet. Refer to Note 1, Basis of Presentation, in the notes to condensed consolidated financial statements for more information.
RESULTS OF OPERATIONS
The following table presents certain income and expense items included in our condensed consolidated statements of earnings as a percentage of total revenues, unless otherwise indicated. Percentages may not add due to rounding.
CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS DATA

	Sixteen Weeks Ended
	January 22, 2017	January 17, 2016
Revenues:
Company restaurant sales	75.3%	75.0%
Franchise rental revenues	14.6%	14.8%
Franchise royalties and other	10.1%	10.2%
Total revenues	100.0%	100.0%
Operating costs and expenses, net:
Company restaurant costs:
Food and packaging (1)	29.7%	30.8%
Payroll and employee benefits (1)	29.1%	27.7%
Occupancy and other (1)	22.6%	22.0%
Total company restaurant costs (1)	81.4%	80.5%
Franchise occupancy expenses (2)	72.0%	74.9%
Franchise support and other costs (3)	7.8%	10.2%
Selling, general and administrative expenses	11.4%	14.0%
Impairment and other charges, net	1.0%	0.4%
Gains on the sale of company-operated restaurants	—%	(0.2)%
Earnings from operations	15.0%	13.3%
Income tax rate (4)	38.7%	37.6%
____________________________

(1)	As a percentage of company restaurant sales.

(2)	As a percentage of franchise rental revenues.

(3)	As a percentage of franchise royalties and other.

(4)	As a percentage of earnings from continuing operations and before income taxes.

CHANGES IN SAME-STORE SALES

	Sixteen Weeks Ended
	Calendar Basis	Fiscal Basis
	January 22, 2017	January 22, 2017	January 17, 2016
Jack in the Box:
Company	0.6%	—%	0.5%
Franchise	3.9%	3.3%	1.8%
System	3.1%	2.5%	1.4%
Qdoba:
Company	(1.4)%	(2.3)%	1.5%
Franchise	(0.5)%	(1.3)%	2.1%
System	(1.0)%	(1.8)%	1.8%

The following table summarizes the changes in Jack in the Box and Qdoba company-operated same-store sales:

	Sixteen Weeks Ended
	Calendar Basis	Fiscal Basis
	January 22, 2017	January 22, 2017	January 17, 2016
Jack in the Box:
Average check (1)	4.9%	4.7%	3.4%
Transactions	(4.3)%	(4.7)%	(2.9)%
Change in fiscal-basis same-store sales	0.6%	—%	0.5%
Qdoba:
Transactions	(2.5)%	(3.6)%	1.3%
Average Check (2)	0.7%	1.0%	(0.8)%
Catering	0.4%	0.3%	1.0%
Change in fiscal-basis same-store sales	(1.4)%	(2.3)%	1.5%
____________________________

(1)	Amount in 2017 on a calendar basis includes price increases of 2.9%. Amounts in 2017 and 2016 on a fiscal basis include price increases of approximately 2.9% and 2.8%, respectively.

(2)	Amount in 2017 on a calendar basis includes price increases of 0.6%. Amounts in 2017 and 2016 on a fiscal basis include price increases of approximately 0.6% and 0.7%, respectively.

The following table summarizes the changes in the number and mix of Jack in the Box (“JIB”) and Qdoba company and franchise restaurants:

	January 22, 2017			January 17, 2016
	Company	Franchise	Total	Company	Franchise	Total
Jack in the Box:
Beginning of year	417	1,838	2,255	413	1,836	2,249
New	2	7	9	—	5	5
Refranchised	—	—	—	(1)	1	—
Acquired from franchisees	—	—	—	1	(1)	—
Closed	—	(3)	(3)	—	(1)	(1)
End of period	419	1,842	2,261	413	1,840	2,253
% of JIB system	19%	81%	100%	18%	82%	100%
Qdoba:
Beginning of year	367	332	699	322	339	661
New	9	8	17	9	6	15
Closed	—	(4)	(4)	(1)	(1)	(2)
End of period	376	336	712	330	344	674
% of Qdoba system	53%	47%	100%	49%	51%	100%
Consolidated:
Total system end of period	795	2,178	2,973	743	2,184	2,927
% of consolidated system	27%	73%	100%	25%	75%	100%
Jack in the Box Brand
Company Restaurant Operations
The following table presents Jack in the Box company restaurant sales, costs and margin, and restaurant costs and margin as a percentage of the related sales. Percentages may not add due to rounding (dollars in thousands):

	Sixteen Weeks Ended
	January 22, 2017		January 17, 2016
Company restaurant sales	$238,571		$236,279
Company restaurant costs:
Food and packaging	67,989	28.5%	73,133	31.0%
Payroll and employee benefits	70,183	29.4%	65,689	27.8%
Occupancy and other	48,850	20.5%	48,171	20.4%
Total company restaurant costs	187,022	78.4%	186,993	79.1%
Restaurant margin	$51,549	21.6%	$49,286	20.9%

Jack in the Box company restaurant sales increased $2.3 million in 2017 driven by the addition of six new company restaurants since a year ago, partially offset by a decrease in AUVs. The following table presents the approximate impact of these increases (decreases) on company restaurant sales (in thousands):

Increase in the average number of restaurants	$3,400
AUV decrease	(1,100)
Total change in company restaurant sales	$2,300

Fiscal basis same-store sales at Jack in the Box company-operated restaurants were flat versus last year as the impact of menu price increases and favorable mix was offset by a decline in transactions. The following table summarizes the change in company-operated fiscal basis same-store sales:

	Sixteen Weeks Ended
	January 22, 2017	January 17, 2016
Average check (1)	4.7%	3.4%
Transactions	(4.7)%	(2.9)%
Change in fiscal-basis same-store sales	—%	0.5%
____________________________

(1)	Amounts in 2017 and 2016 include price increases of approximately 2.9% and 2.8%, respectively.
Food and packaging costs as a percentage of company restaurant sales decreased to 28.5% in 2017 compared with 31.0% in 2016, due to lower commodity costs, favorable product mix changes, and menu price increases. Commodity costs decreased 5.6% in 2017 compared to a year ago, due primarily to lower costs for pork, beef, eggs and produce. Beef, our most significant commodity, decreased approximately 8% in 2017 compared with the prior year. For fiscal 2017, we currently expect commodity costs to be approximately flat to down 1% at our Jack in the Box restaurants compared with fiscal 2016.
Payroll and employee benefit costs as a percentage of company restaurant sales increased to 29.4% in 2017 compared with 27.8% in 2016 due primarily to higher wages from minimum wage increases and higher levels of incentive compensation driven by operating results.
As a percentage of company restaurant sales, occupancy and other costs increased slightly to 20.5% in 2017 from 20.4% a year ago due to higher costs for repairs and maintenance, and increases in property rent due to routine escalations, partially offset by lower costs for depreciation and supplies.
Franchise Operations
The following table presents Jack in the Box franchise revenues, costs and margin in each period and other information we believe is useful in analyzing the change in franchise operating results (dollars in thousands):

	Sixteen Weeks Ended
	January 22, 2017	January 17, 2016
Franchise rental revenues	$71,436	$69,700

Royalties	42,588	40,870
Franchise fees and other	586	734
Franchise royalties and other	43,174	41,604
Total franchise revenues	114,610	111,304

Rental expense	42,190	42,144
Depreciation and amortization	9,226	10,047
Franchise occupancy expenses	51,416	52,191
Franchise support and other costs	2,537	3,338
Total franchise costs	53,953	55,529
Franchise margin	$60,657	$55,775
Franchise margin as a % of franchise revenues	52.9%	50.1%

Average number of franchise restaurants	1,839	1,838
% increase	0.1%	0.9%
Increase in franchise-operated fiscal basis same-store sales	3.3%	1.8%
Franchise restaurant AUVs	$453	$438
Royalties as a percentage of franchise restaurant sales	5.1%	5.1%

Franchise rental revenues increased $1.7 million, or 2.4%, in 2017 as compared with a year ago, primarily reflecting an increase in franchise same-store sales on a fiscal basis resulting in an increase in revenues from percentage rent and increases in rental income due to routine rent increases.
Franchise royalties and other increased $1.6 million, or 3.8%, reflecting an increase in royalties driven by an increase in franchise same-store sales on a fiscal basis.
Franchise occupancy expenses, principally rents and depreciation on properties subleased or leased to franchisees, decreased $0.8 million in 2017 versus a year ago due to a decrease in depreciation expense as our building assets become fully depreciated.
Franchise support and other costs decreased $0.8 million in 2017 as compared with the prior year, primarily due to savings realized in connection with our restructuring plan.
Qdoba Brand
Company Restaurant Operations
The following table presents Qdoba company restaurant sales, costs and margin, and restaurant costs and margin as a percentage of the related sales. Percentages may not add due to rounding (dollars in thousands):

	Sixteen Weeks Ended
	January 22, 2017		January 17, 2016
Company restaurant sales	$128,699		$116,942
Company restaurant costs:
Food and packaging	40,947	31.8%	35,778	30.6%
Payroll and employee benefits	36,738	28.5%	32,218	27.6%
Occupancy and other	34,194	26.6%	29,528	25.3%
Total company restaurant costs	111,879	86.9%	97,524	83.4%
Restaurant margin	$16,820	13.1%	$19,418	16.6%
Company restaurant sales increased $11.8 million in 2017 as compared with the prior year due primarily to the addition of 46 net restaurants since a year ago, partially offset by a decrease in AUVs driven by a decrease in traffic. The following table presents the approximate impact of these increases (decreases) on company restaurant sales (in thousands):

Increase in the average number of company restaurants	$15,800
AUV decrease	(4,000)
Total change in company restaurant sales	$11,800
Fiscal basis same-store sales at Qdoba company-operated restaurants decreased 2.3% in 2017 as compared with the prior year primarily driven by declines in traffic, partially offset by menu price increases and catering growth. The following table summarizes the change in company-operated fiscal basis same-store sales:

	Sixteen Weeks Ended
	January 22, 2017	January 17, 2016
Transactions	(3.6)%	1.3%
Average check (1)	1.0%	(0.8)%
Catering	0.3%	1.0%
Change in fiscal basis same-store sales	(2.3)%	1.5%
____________________________

(1)	Amounts in 2017 and 2016 include price increases of approximately 0.6% and 0.7%, respectively.
Food and packaging costs as a percentage of company restaurant sales increased to 31.8% in 2017 from 30.6% in 2016. In 2017, unfavorable product mix and higher discounting were partially offset by the benefit of lower commodity costs. Commodity costs decreased 3.0% in 2017 due primarily to lower costs for beef, poultry and tortillas, partially offset by higher costs for avocados. In 2017, beef costs decreased by approximately 8% as compared with a year ago. Avocados increased most significantly by approximately 23% in 2017 as compared with a year ago. For fiscal 2017, we currently expect commodity costs to be approximately flat to down 1% at our Qdoba restaurants compared with fiscal 2016.

Payroll and employee benefit costs as a percentage of company restaurant sales in 2017 increased to 28.5% in the quarter from 27.6% in 2016. The percent of sales increase is primarily due to the impact of new restaurant openings, labor inefficiencies and wage inflation, and deleverage from a decrease in fiscal basis same-store sales, partially offset by lower levels of incentive compensation.
As a percentage of company restaurant sales, occupancy and other costs increased to 26.6% in 2017 from 25.3% a year ago driven by deleverage from a decrease in fiscal basis same-store sales, higher per store average property rents associated with new restaurants and higher repairs and maintenance costs, partially offset by lower telephone and uniform costs.
Franchise Operations
The following table presents Qdoba franchise revenues, costs and margin in each period and other information we believe is useful in analyzing the change in franchise operating results (dollars in thousands):

	Sixteen Weeks Ended
	January 22, 2017	January 17, 2016
Franchise rental revenues	$33	$38

Royalties	5,431	5,792
Franchise fees and other	589	468
Franchise royalties and other	6,020	6,260
Total franchise revenues	6,053	6,298

Rental expense (1)	33	28
Franchise support and other costs	1,301	1,524
Total franchise costs	1,334	1,552
Franchise margin	$4,719	$4,746
Franchise margin as a % of franchise revenues	78.0%	75.4%

Average number of franchise restaurants	333	342
% (decrease) increase	(2.6)%	3.3%
(Decrease) increase in franchise-operated fiscal basis same-store sales	(1.3)%	2.1%
Franchise restaurant AUVs	$337	$344
Royalties as a percentage of franchise restaurant sales	4.8%	4.9%
________________________________________

(1)	Included in franchise occupancy expenses in the accompanying condensed consolidated statements of earnings.
Franchise royalties and other decreased $0.2 million, or 3.8%, in 2017 as compared with 2016 primarily due to a decrease in the average number of franchise restaurants and a decrease in franchise-operated same-store sales on a fiscal basis resulting in a decrease in revenue from royalties.
Franchise costs, principally support costs, decreased $0.2 million in 2017 versus a year ago due to a decrease in bad debt expense.

Selling, General and Administrative (“SG&A”) Expenses
The following table presents the change in SG&A expenses compared with the prior year (in thousands):

(Decrease) / Increase
2017 vs. 2016
Pension and postretirement benefits	$(2,852)
Incentive compensation (including share-based compensation and related payroll taxes)	(1,728)
Consulting	(1,245)
Qdoba brand conference	(833)
Pre-opening costs	(613)
Advertising	(408)
Other	(2,485)
$(10,164)
Pension and postretirement benefit costs decreased primarily due to $80.0 million of accelerated contributions made to our qualified pension plan in 2016 which are expected to result in a higher return on plan assets in fiscal 2017, and a resulting decrease in our fiscal 2017 Pension Benefit Guaranty Corporation premiums, which is a component of our pension expense. To a lesser extent, the sunsetting of our qualified pension plan during fiscal 2016 resulted in a decrease in the service cost component of our expense in 2017.
Incentive compensation decreased due to lower levels of performance as compared to target bonus levels.
In fiscal 2016, as part of its brand evolution, Qdoba held a conference to communicate the vision and direction of the brand strategy to key stakeholders.
Pre-opening costs decreased in 2017 as compared to a year ago due to a decrease in the number of Qdoba restaurants opened and under construction during the period.
Advertising costs at our Jack in the Box brand are primarily contributions to our marketing fund and are determined as a percentage of gross restaurant sales. Jack in the Box advertising costs decreased $0.9 million in 2017 compared with a year ago due to a decrease in discretionary marketing fund contributions. In 2017, advertising costs associated with our Qdoba brand increased $0.5 million versus a year ago due primarily to a shift in the timing of spending, partially offset by a decrease in the Qdoba marketing fund contribution rate to 1.25% of gross restaurant sales from 2.0% last year.
Other includes savings related to our restructuring plan announced in 2016 that includes workforce reductions and the relocation of our Qdoba corporate support center to reduce our corporate general and administrative costs.
Impairment and Other Charges, Net
Impairment and other charges, net is comprised of the following (in thousands):

	Sixteen Weeks Ended
	January 22, 2017	January 17, 2016
Restructuring costs	$2,048	$—
Costs of closed restaurants (primarily lease obligations) and other	1,997	560
Losses on disposition of property and equipment, net	699	651
Accelerated depreciation	313	446
	$5,057	$1,657

Impairment and other charges, net increased $3.4 million in 2017 compared with a year ago. The increase was primarily driven by $2.0 million of restructuring charges recognized in 2017 and a $1.4 million increase in costs associated with closed restaurant properties primarily related to revisions of certain sublease assumptions for our lease obligations. Restructuring costs included $1.2 million in accelerated depreciation related to the relocation of our Qdoba corporate support center, $0.5 million of employee severance and related costs, and $0.3 million of other costs. Approximately $0.1 million and $1.8 million of the restructuring costs are related to our Jack in the Box and Qdoba restaurant operating segments, respectively, and approximately $0.1 million is related to shared services functions. Refer to Note 6, Impairment and Other Charges, Net of the notes to the condensed consolidated financial statements for additional information regarding these costs.

Gains on the Sale of Company-Operated Restaurants (dollars in thousands)
Gains on the sale of company-operated restaurants, net are detailed in the following table (dollars in thousands):

	Sixteen Weeks Ended
	January 22, 2017	January 17, 2016
Number of restaurants sold to Jack in the Box franchisees	—	1

Gains on the sale of company-operated restaurants	$137	$818
Gains are impacted by the number of restaurants sold and changes in average gains or losses recognized, which relate to the specific sales and cash flows of those restaurants. In 2017 and 2016, gains on the sale of company-operated restaurants include additional gains of $0.1 million and $1.0 million, respectively, related to proceeds received in connection with Jack in the Box restaurants sold in previous years. Refer to Note 3, Summary of Refranchisings, Franchisee Development and Acquisitions, of the notes to the condensed consolidated financial statements for additional information regarding these gains.
Interest Expense, Net
Interest expense, net is comprised of the following (in thousands):

	Sixteen Weeks Ended
	January 22, 2017	January 17, 2016
Interest expense	$12,748	$8,231
Interest income	(31)	(56)
Interest expense, net	$12,717	$8,175
Interest expense, net increased $4.5 million in 2017 compared with a year ago due to higher average borrowings and to a lesser extent, higher average interest rates.
Income Taxes
The tax rate in 2017 was 38.7% in the quarter compared with 37.6% a year ago. We expect the fiscal year tax rate to be approximately 38.0% to 39.0%. The final annual tax rate cannot be determined until the end of the fiscal year; therefore, the actual 2017 rate could differ from our current estimates. Refer to Note 7, Income Taxes, of the notes to the condensed consolidated financial statements for additional information regarding income taxes.
Losses from Discontinued Operations, Net
As described in Note 2, Discontinued Operations, in the notes to condensed consolidated financial statements, the results of operations from our distribution business and the 2013 Qdoba Closures have been reported as discontinued operations for all periods presented. The losses from discontinued operations are immaterial to our condensed consolidated statements of earnings, and the majority of the discontinued operations activity in both years is related to the 2013 Qdoba Closures.

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
Cash Flows
The table below summarizes our cash flows from operating, investing and financing activities (in thousands):

	Sixteen Weeks Ended
	January 22, 2017	January 17, 2016
Total cash provided by (used in):
Operating activities	$70,955	$44,909
Investing activities	(19,682)	(27,256)
Financing activities	(62,213)	(28,264)
Effect of exchange rate changes on cash	—	(32)
Net decrease in cash	$(10,940)	$(10,643)
Operating Activities. Operating cash flows in 2017 increased $26.0 million compared with a year ago primarily due to the timing of October rent payments, a $16.0 million decrease in income tax payments made in 2017 compared to 2016, and an increase in net earnings in 2017.
Pension and Postretirement Contributions — Our policy is to fund our pension plans at or above the minimum required by law. As of January 1, 2016, the date of our last actuarial funding valuation, there was no minimum contribution funding requirement for our qualified pension plan (“Qualified Plan”). In fiscal 2016, we made an $80.0 million accelerated contribution to our Qualified Plan and as such do not expect to make any contributions in fiscal 2017. In the first quarter of 2017, we contributed $1.4 million to our non-qualified pension plan and postretirement plans.

Investing Activities. Cash used in investing activities in 2017 decreased $7.6 million compared with a year ago due primarily to a decrease in capital expenditures, partially offset by a decrease in proceeds from assets held for sale and leaseback.
Capital Expenditures — The composition of capital expenditures in each period follows (in thousands):

	Sixteen Weeks Ended
	January 22, 2017	January 17, 2016
Jack in the Box:
Restaurant facility expenditures	$5,128	$10,113
New restaurants	2,000	3,059
Other, including information technology	417	706
	7,545	13,878
Qdoba:
New restaurants	8,036	14,394
Restaurant facility expenditures	3,493	1,127
Other, including information technology	748	757
	12,277	16,278
Shared Services:
Information technology	1,037	1,239
Other, including facility improvements	6	148
	1,043	1,387

Consolidated capital expenditures	$20,865	$31,543
Our capital expenditure program includes, among other things, investments in new locations and equipment, restaurant remodeling, and information technology enhancements. Capital expenditures decreased $10.7 million compared to a year ago primarily resulting from a decrease in spending related to building new Qdoba and Jack in the Box restaurants and a decrease in spending related to Jack in the Box restaurant facility expenditures. We expect fiscal 2017 capital expenditures to be approximately $100 million. In fiscal 2017, we plan to open approximately 30 new Qdoba company-operated locations, and approximately four new Jack in the Box company-operated locations.
Assets Held for Sale and Leaseback — We use sale and leaseback financing to limit the initial cash investment in our restaurants to the cost of the equipment, whenever possible. During 2017 and 2016, we exercised our right of first refusal related to one and two leased properties, respectively, which we intend to sell and leaseback within the next 12 months of the respective balance sheet date. The following table summarizes the cash flow activity related to sale and leaseback transactions in each period (dollars in thousands):

	Sixteen Weeks Ended
	January 22, 2017	January 17, 2016
Number of restaurants sold and leased back	1	3

Proceeds from sale and leaseback transactions	$2,466	$5,803
Purchases of assets intended for sale and leaseback	$(1,770)	$(3,274)
As of January 22, 2017, we had investments of $16.1 million relating to seven restaurant properties that we expect to sell and leaseback during the next 12 months.

Sale of Company-Operated Restaurants — We continue to expand franchise ownership in the Jack in the Box system primarily through the sale of company-operated restaurants to franchisees. The following table details proceeds received in connection with our refranchising activities in each period (dollars in thousands):

	Sixteen Weeks Ended
	January 22, 2017	January 17, 2016
Number of restaurants sold to Jack in the Box franchisees	—	1

Total proceeds	$138	$1,021
In 2017 and 2016, proceeds include additional gains of $0.1 million and $1.0 million, respectively, related to Jack in the Box restaurants sold in previous years. For additional information, refer to Note 3, Summary of Refranchisings, Franchisee Development and Acquisitions, of the notes to condensed consolidated financial statements.
Financing Activities. Cash flows used in financing activities increased $33.9 million in 2017 compared with a year ago primarily due to a net increase in borrowings under our credit facility, and an increase in cash used to repurchase our common stock and pay dividends, partially offset by an increase in proceeds from the issuance of our common stock.
Credit Facility — Our credit facility consists of (i) a $900.0 million revolving credit agreement and (ii) a $700.0 million term loan. Both the revolving credit agreement and the term loan have maturity dates of March 19, 2019. As part of the credit agreement, we may also request the issuance of up to $75.0 million in letters of credit, the outstanding amount of which reduces our net borrowing capacity under the agreement. As of January 22, 2017, we had $680.5 million outstanding under the term loan, borrowings under the revolving credit agreement of $346.4 million and letters of credit outstanding of $31.5 million.
The interest rate on our credit facility is based on our leverage ratio and can range from the London Interbank Offered Rate (“LIBOR”) plus 1.25% to 2.25% with a 0% floor on LIBOR. The current interest rate is LIBOR plus 2.00%.
We are subject to a number of customary covenants under our credit facility, including limitations on additional borrowings, acquisitions, loans to franchisees, lease commitments, stock repurchases and dividend payments, and requirements to maintain certain financial ratios as defined in the credit agreement. We were in compliance with all covenants as of January 22, 2017.
Interest Rate Swaps — To reduce our exposure to fluctuating interest rates under our credit facility, we consider interest rate swaps. In April 2014, we entered into nine forward-starting interest rate swap agreements that effectively converted $300.0 million of our variable rate borrowings to a fixed-rate basis from October 2014 through October 2018. In June 2015, we entered into eleven forward-starting interest rate swap agreements that effectively converted an additional $200.0 million of our variable rate borrowings to a fixed-rate from October 2015 through October 2018, and $500.0 million from October 2018 through October 2022. For additional information, refer to Note 5, Derivative Instruments, of the notes to condensed consolidated financial statements and Item 3, Quantitative and Qualitative Disclosures About Market Risk, of this report.
Repurchases of Common Stock — During fiscal 2017, we repurchased 992,000 common shares at an aggregate cost of $108.1 million, compared with 1.3 million common shares at an aggregate cost of $100.0 million in 2016. As of January 22, 2017, there was approximately $27,000 remaining under a stock-buyback program which expires in November 2017, and $300.0 million remaining under a stock-buyback program which expires in November 2018. In our condensed consolidated statement of cash flows for the 16 weeks ended January 22, 2017, repurchases of common stock includes $7.2 million related to repurchase transactions traded in the prior fiscal year that settled in the current fiscal year.
Dividends — In fiscal 2017, the Board of Directors declared a cash dividend of $0.40 per common share totaling $13.0 million. Future dividends are subject to approval by our Board of Directors.
Off-Balance Sheet Arrangements
We have entered into certain off-balance sheet contractual obligations and commitments in the ordinary course of business, which are recognized in our condensed consolidated financial statements in accordance with U.S. generally accepted accounting principles. There has been no material change in these arrangements as disclosed in our Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our Annual Report on Form 10-K for the fiscal year ended October 2, 2016. We are not a party to any other off-balance sheet arrangements that have, or are reasonably likely to have, a current or future material effect on our financial condition, changes in financial condition, results of operations, liquidity, capital expenditures or capital resources.

DISCUSSION OF CRITICAL ACCOUNTING ESTIMATES
Critical accounting estimates are those that we believe are most important for the portrayal of the Company’s financial condition and results, and that require management’s most subjective and complex judgments. Judgments and uncertainties regarding the application of these policies may result in materially different amounts being reported under various conditions or using different assumptions. There have been no material changes to the critical accounting estimates previously disclosed in the Company’s Annual Report on Form 10-K for the fiscal year ended October 2, 2016.
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

•
Our plan to increase the percentage of Jack in the Box franchise restaurants to over 90% is subject to risks and uncertainties, and we may not achieve the level or the accompanying cost reductions that we desire. We may not be able to identify franchisee candidates with appropriate experience and financial resources or to negotiate mutually acceptable agreements with potential franchisees. Our franchisee candidates may not be able to obtain financing at acceptable rates and terms. We may not be able to increase the percentage of franchised restaurants at the rate we desire or achieve the ownership mix of franchise to company-operated restaurants that we desire.

•
The restaurant and take-away food industry is highly competitive with respect to price, service, location, brand identification, menu quality and product and service innovation. We cannot assure that we will be able to effectively respond to aggressive competitors (including competitors with significantly greater financial resources); or that our competitive strategies will increase our same-store sales and AUVs; or that our new products, service initiatives, overall strategies or execution of those strategies will be successful.

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

•
A material failure or interruption of service or a breach in security of our information technology systems, point of sale (“POS”) systems, or databases could cause reduced efficiency in operations, loss or misappropriation of data or, loss of consumer confidence and/or potential costs, fines and litigation, including costs associated with reputation damage, consumer fraud, privacy breach, or business interruptions, which in turn could affect cash flows or our operating results. In addition, the costs of information security, regulatory compliance, investment in technology and risk mitigation measures may negatively affect our margins or financial results.

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

These and other factors are identified and described in more detail in our filings with the Securities and Exchange Commission, including, but not limited to: the “Discussion of Critical Accounting Estimates,” and other sections in this Form 10-Q and the “Risk Factors” section of our most recent Annual Report on Form 10-K for the fiscal year ended October 2, 2016 (“Form 10-K”). These documents may be read free of charge on the SEC’s website at www.sec.gov. Potential investors are urged to consider these factors, more fully described in our Form 10-K, carefully in evaluating any forward-looking statements, and are cautioned not to place undue reliance on the forward-looking statements. All forward-looking statements are made only as of the date issued, and we do not undertake any obligation to update any forward-looking statements.

ITEM 3.        QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Our primary exposure to risks relating to our financial instruments is changes in interest rates. Our credit facility is comprised of a revolving credit facility and a term loan, bearing interest at a rate equal to the prime rate or LIBOR plus an applicable margin based on a financial leverage ratio. As of January 22, 2017, the applicable margin for the LIBOR-based revolving loans and term loan was set at 2.00%.
We use interest rate swap agreements to reduce exposure to interest rate fluctuations. In April 2014, we entered into nine forward-starting interest rate swap agreements that effectively converted $300.0 million of our variable rate borrowings to a fixed-rate basis from October 2014 through October 2018. Additionally, in June 2015, we entered into eleven forward-starting interest rate swap agreements that effectively converted an additional $200.0 million of our variable rate borrowings to a fixed-rate from October 2015 through October 2018, and $500.0 million from October 2018 through October 2022. Based on the applicable margin in effect as of January 22, 2017, these twenty interest rate swaps would yield average fixed rates of 3.90%, 4.41%, 4.62%, 4.89%, 5.07%, 5.17% in years 2017 through 2022, respectively. For additional information related to our interest rate swaps, refer to Note 5, Derivative Instruments, of the notes to condensed consolidated financial statements.
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
ITEM 4.        CONTROLS AND PROCEDURES
Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures
Based on an evaluation of the Company’s disclosure controls and procedures (as defined in Rules 13a - 15 and 15d - 15 of the Securities Exchange Act of 1934, as amended), as of the end of the Company’s quarter ended January 22, 2017, the Company’s Chief Executive Officer and Chief Financial Officer (its principal executive officer and principal financial officer, respectively) have concluded that the Company’s disclosure controls and procedures were effective.

Changes in Internal Control over Financial Reporting
There have been no changes in the Company’s internal control over financial reporting that occurred during the Company’s fiscal quarter ended January 22, 2017 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.
PART II. OTHER INFORMATION
There is no information required to be reported for any items under Part II, except as follows:

ITEM 1.        LEGAL PROCEEDINGS
See Note 12, Contingencies and Legal Matters, of the notes to condensed consolidated financial statements for a discussion of our contingencies and legal matters.

ITEM 1A.    RISK FACTORS
When evaluating our business and our prospects, you should consider the risks and uncertainties described under Item 1A of Part I of our Annual Report on Form 10-K for the fiscal year ended October 2, 2016, which we filed with the SEC on November 22, 2016. You should also consider the risks and uncertainties discussed under the heading “Cautionary Statements Regarding Forward-Looking Statements” in Item 2 of this Quarterly Report on Form 10-Q. You should also refer to the other information set forth in this Quarterly Report and in our Annual Report on Form 10-K for the fiscal year ended October 2, 2016, including our financial statements and the related notes. There have been no material changes from the risk factors as previously disclosed in our Annual Report on Form 10-K for the fiscal year ended October 2, 2016. These risks and uncertainties are not the only ones we face. Additional risks and uncertainties not presently known to us or that we currently consider immaterial may also impair our business operations. If any of the risks or uncertainties actually occurs, our business and financial results could be harmed. In that case, the market price of our common stock could decline.

ITEM 2.        UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Our credit agreement provides for the potential payment of cash dividends and stock repurchases, subject to certain limitations based on our leverage ratio as defined in our credit agreement.
Stock Repurchases — During fiscal 2017, we repurchased 992,000 common shares at an aggregate cost of $108.1 million. As of January 22, 2017, there was approximately $27,000 remaining under a stock-buyback program which expires in November 2017, and $300.0 million remaining under a stock-buyback program which expires in November 2018.

	(a) Total number of shares purchased	(b) Average price paid per share	(c) Total number of shares purchased as part of publicly announced programs	(d) Maximum dollar value that may yet be purchased under these programs
				$408,172,440
October 3, 2016 - October 30, 2016	85,412	$95.38	85,412	$400,025,975
October 31, 2016 - November 27, 2016	—	$—	—	$400,025,975
November 28, 2016 - December 25, 2016	849,928	$110.24	849,928	$306,328,521
December 26, 2016 - January 22, 2017	56,475	$111.58	56,475	$300,026,982
Total	991,815	$109.04	991,815

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
Jerry P. Rebel
Executive Vice President and Chief Financial Officer (principal financial officer) (Duly Authorized Signatory)
Date: February 23, 2017