Form 10-Q
period 2017-04-16
JACK IN THE BOX INC /NEW/
filed 2017-05-17
CIK 807882

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
 ____________________________________________________
FORM 10-Q
 _______________________________________________________________________________________
QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended April 16, 2017
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

Large accelerated filer	☑	Accelerated filer	☐
Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐
		Emerging growth company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes  ☐    No  ☑
As of the close of business May 12, 2017, 29,417,428 shares of the registrant’s common stock were outstanding.

JACK IN THE BOX INC. AND SUBSIDIARIES

PART I. FINANCIAL INFORMATION

ITEM 1.        CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JACK IN THE BOX INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share data)
(Unaudited)

	April 16, 2017	October 2, 2016
ASSETS
Current assets:
Cash	$6,358	$17,030
Accounts and other receivables, net	39,657	73,360
Inventories	7,769	8,229
Prepaid expenses	20,782	40,398
Assets held for sale	35,224	14,259
Other current assets	2,350	2,129
Total current assets	112,140	155,405
Property and equipment, at cost	1,537,344	1,605,576
Less accumulated depreciation and amortization	(883,109)	(886,526)
Property and equipment, net	654,235	719,050
Intangible assets, net	14,161	14,042
Goodwill	175,525	166,046
Other assets, net	274,838	290,469
	$1,230,899	$1,345,012
LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Current maturities of long-term debt	$55,762	$55,935
Accounts payable	42,232	40,736
Accrued liabilities	140,579	181,250
Total current liabilities	238,573	277,921
Long-term debt, net of current maturities	1,135,287	935,372
Other long-term liabilities	326,455	348,925
Stockholders’ deficit:
Preferred stock $0.01 par value, 15,000,000 shares authorized, none issued	—	—
Common stock $0.01 par value, 175,000,000 shares authorized, 81,828,835 and 81,598,524 issued, respectively	818	816
Capital in excess of par value	448,246	432,564
Retained earnings	1,443,131	1,399,721
Accumulated other comprehensive loss	(171,172)	(187,021)
Treasury stock, at cost, 52,411,407 and 49,190,992 shares, respectively	(2,190,439)	(1,863,286)
Total stockholders’ deficit	(469,416)	(217,206)
	$1,230,899	$1,345,012
See accompanying notes to condensed consolidated financial statements.

JACK IN THE BOX INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS
(In thousands, except per share data)
(Unaudited)

	Quarter		Year-to-date
	April 16, 2017	April 10, 2016	April 16, 2017	April 10, 2016
Revenues:
Company restaurant sales	$279,067	$271,792	$646,337	$625,013
Franchise rental revenues	51,321	52,602	122,790	122,340
Franchise royalties and other	39,001	36,757	88,195	84,621
	369,389	361,151	857,322	831,974
Operating costs and expenses, net:
Company restaurant costs:
Food and packaging	82,912	82,066	191,848	190,977
Payroll and employee benefits	82,759	76,137	189,680	174,044
Occupancy and other	64,570	59,527	147,614	137,226
Total company restaurant costs	230,241	217,730	529,142	502,247
Franchise occupancy expenses	38,417	37,408	89,866	89,627
Franchise support and other costs	2,741	3,907	6,579	8,769
Selling, general and administrative expenses	35,788	46,895	91,496	112,767
Impairment and other charges, net	4,331	2,422	9,388	4,079
(Gains) losses on the sale of company-operated restaurants	(7,779)	3	(7,916)	(815)
	303,739	308,365	718,555	716,674
Earnings from operations	65,650	52,786	138,767	115,300
Interest expense, net	10,941	6,911	23,658	15,086
Earnings from continuing operations and before income taxes	54,709	45,875	115,109	100,214
Income taxes	20,889	16,847	44,255	37,289
Earnings from continuing operations	33,820	29,028	70,854	62,925
Losses from discontinued operations, net of income tax benefit	(726)	(346)	(1,831)	(1,022)
Net earnings	$33,094	$28,682	$69,023	$61,903

Net earnings per share - basic:
Earnings from continuing operations	$1.09	$0.86	$2.24	$1.81
Losses from discontinued operations	(0.02)	(0.01)	(0.06)	(0.03)
Net earnings per share (1)	$1.07	$0.85	$2.18	$1.78
Net earnings per share - diluted:
Earnings from continuing operations	$1.09	$0.85	$2.22	$1.78
Losses from discontinued operations	(0.02)	(0.01)	(0.06)	(0.03)
Net earnings per share (1)	$1.06	$0.84	$2.16	$1.76

Weighted-average shares outstanding:
Basic	30,895	33,656	31,622	34,686
Diluted	31,126	34,177	31,883	35,256

Cash dividends declared per common share	$0.40	$0.30	$0.80	$0.60
____________________________

(1)	Earnings per share may not add due to rounding.
See accompanying notes to condensed consolidated financial statements.

JACK IN THE BOX INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In thousands)
(Unaudited)

	Quarter		Year-to-date
	April 16, 2017	April 10, 2016	April 16, 2017	April 10, 2016
Net earnings	$33,094	$28,682	$69,023	$61,903
Cash flow hedges:
Net change in fair value of derivatives	(3,981)	(8,746)	19,105	(20,183)
Net loss reclassified to earnings	1,219	876	3,285	2,320
	(2,762)	(7,870)	22,390	(17,863)
Tax effect	1,069	3,046	(8,663)	6,914
	(1,693)	(4,824)	13,727	(10,949)
Unrecognized periodic benefit costs:
Actuarial losses and prior service costs reclassified to earnings	1,483	1,050	3,461	2,448
Tax effect	(574)	(406)	(1,339)	(947)
	909	644	2,122	1,501
Other:
Foreign currency translation adjustments	—	31	—	(21)
Tax effect	—	(12)	—	8
	—	19	—	(13)

Other comprehensive (loss) income, net of tax	(784)	(4,161)	15,849	(9,461)

Comprehensive income	$32,310	$24,521	$84,872	$52,442
See accompanying notes to condensed consolidated financial statements.

JACK IN THE BOX INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Year-to-date
	April 16, 2017	April 10, 2016
Cash flows from operating activities:
Net earnings	$69,023	$61,903
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	49,166	49,331
Deferred finance cost amortization	1,919	1,437
Excess tax benefits from share-based compensation arrangements	(4,034)	(2,451)
Deferred income taxes	2,385	(1,303)
Share-based compensation expense	6,735	7,901
Pension and postretirement expense	2,269	7,261
Gains on cash surrender value of company-owned life insurance	(73)	(2,446)
Gains on the sale of company-operated restaurants	(7,916)	(815)
Losses on the disposition of property and equipment	1,234	1,646
Impairment charges and other	2,702	858
Changes in assets and liabilities:
Accounts and other receivables	24,915	(25,875)
Inventories	460	(497)
Prepaid expenses and other current assets	23,428	(2,149)
Accounts payable	(1,371)	(1,847)
Accrued liabilities	(37,870)	(3,464)
Pension and postretirement contributions	(2,773)	(8,255)
Other	(4,045)	(782)
Cash flows provided by operating activities	126,154	80,453
Cash flows from investing activities:
Purchases of property and equipment	(33,415)	(51,298)
Purchases of assets intended for sale and leaseback	(1,805)	(5,581)
Proceeds from the sale and leaseback of assets	2,466	7,748
Proceeds from the sale of company-operated restaurants	31,389	1,021
Collections on notes receivable	1,204	2,614
Acquisition of franchise-operated restaurants	—	324
Proceeds from the sale of property and equipment	2,082	—
Other	(172)	14
Cash flows provided by (used in) investing activities	1,749	(45,158)
Cash flows from financing activities:
Borrowings on revolving credit facilities	534,500	497,000
Repayments of borrowings on revolving credit facilities	(305,000)	(264,000)
Principal repayments on debt	(28,800)	(13,065)
Dividends paid on common stock	(25,462)	(20,765)
Proceeds from issuance of common stock	4,840	1,432
Repurchases of common stock	(322,687)	(250,000)
Excess tax benefits from share-based compensation arrangements	4,034	2,451
Change in book overdraft	—	2,695
Cash flows used in financing activities	(138,575)	(44,252)
Effect of exchange rate changes on cash	—	13
Net decrease in cash	(10,672)	(8,944)
Cash at beginning of period	17,030	17,743
Cash at end of period	$6,358	$8,799

See accompanying notes to condensed consolidated financial statements.

JACK IN THE BOX INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1.    BASIS OF PRESENTATION
Nature of operations — Founded in 1951, Jack in the Box Inc. (the “Company”) operates and franchises Jack in the Box® quick-service restaurants and Qdoba Mexican Eats® (“Qdoba”) fast-casual restaurants. The following table summarizes the number of restaurants as of the end of each period:

	April 16, 2017	April 10, 2016
Jack in the Box:
Company-operated	371	413
Franchise	1,889	1,838
Total system	2,260	2,251
Qdoba:
Company-operated	377	338
Franchise	340	345
Total system	717	683
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
These financial statements should be read in conjunction with the consolidated financial statements and related notes contained in our Annual Report on Form 10-K for the fiscal year ended October 2, 2016 (“2016 Form 10-K”). The accounting policies used in preparing these condensed consolidated financial statements are the same as those described in our 2016 Form 10-K with the exception of three new accounting pronouncements adopted in fiscal 2017 which are described below.
Reclassifications and adjustments — Certain prior year amounts in the condensed consolidated balance sheets have been reclassified due to the adoption of a new accounting pronouncement. See discussion below.
Fiscal year — Our fiscal year is 52 or 53 weeks ending the Sunday closest to September 30. Fiscal year 2017 includes 52 weeks, while fiscal year 2016 includes 53 weeks. Our first quarter includes 16 weeks and all other quarters include 12 weeks, with the exception of the fourth quarter of fiscal 2016, which includes 13 weeks. All comparisons between 2017 and 2016 refer to the 12-weeks (“quarter”) and 28-weeks (“year-to-date”) ended April 16, 2017 and April 10, 2016, respectively, unless otherwise indicated.
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
In January 2017, the FASB issued ASU No. 2017-04, Intangibles - Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment. The standard simplifies the subsequent measurement of goodwill, requiring only a single-step quantitative test to identify and measure impairment based on the excess of a reporting unit's carrying amount over its fair value. A qualitative assessment may still be completed first for an entity to determine if a quantitative impairment test is necessary. This standard is effective for fiscal years beginning after December 15, 2019, with early adoption permitted for interim or annual goodwill impairment tests performed on testing dates after January 1, 2017. The standard requires adoption on a prospective basis. We adopted this standard in the second quarter of 2017 and we do not expect the adoption of this standard to have an impact on our consolidated financial statements.
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
In March 2016, the FASB issued ASU No. 2016-09, Compensation-Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting. This standard is intended to simplify various aspects of accounting for share-based compensation arrangements, including the income tax impact, classification on the statement of cash flows and forfeitures. This standard is effective for annual reporting periods beginning after December 15, 2016, and interim periods within that reporting period, with early adoption permitted. As such, we will be required to adopt this standard in fiscal 2018 and will classify the excess tax benefits from share-based compensation arrangements, which were $4.0 million year-to-date 2017, as a discrete item within income tax expense on the consolidated statements of earnings, rather than recognizing such excess income tax benefits in capital in excess of par value on the consolidated statements of stockholders’ deficit. This reclassification will be made on a prospective basis and will also impact the related classification on our consolidated statements of cash flows as excess tax benefits from share-based compensation arrangements will only be reported in cash flows from operating activities rather than as currently reported in cash flows from operating activities and cash flows used in investing activities. Other than these reclassifications, we do not believe the adoption of this ASU will materially impact our consolidated financial statements.
In August 2016, the FASB issued ASU 2016-15, Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments. This standard is intended to address eight classification issues related to the statement of cash flows to reduce diversity in practice in how certain transactions are classified. This standard is effective for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years, with early adoption permitted. As such, we will be required to adopt this standard in the first quarter of fiscal 2019. This standard requires adoption based upon a retrospective transition method. We are currently evaluating this standard, but do not believe it will have a material impact on the classification of cash flows within our statement of cash flows.
In October 2016, the FASB issued ASU No. 2016-16, Income Taxes (Topic 740): Intra-Entity Transfers of Assets Other Than Inventory. This standard requires that an entity recognize the income tax consequences of an intra-entity transfer of an asset other than inventory when the transfer occurs, rather than deferring the recognition until the asset has been sold to an outside party. This standard is effective for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years, with early adoption permitted. As such, we will be required to adopt this standard in the first quarter of fiscal 2019. The standard requires adoption on a modified retrospective basis through a cumulative-effect adjustment to retained earnings. We are currently evaluating this standard, but do not believe it will have a material impact on our consolidated financial statements.
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

JACK IN THE BOX INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

In February 2017, the FASB issued ASU 2017-05, Other Income - Gains and Losses from the Derecognition of Nonfinancial Assets (Subtopic 610-20): Clarifying the Scope of Asset Derecognition Guidance and Accounting for Partial Sales of Nonfinancial Assets. The standard provides clarification about the term “in substance nonfinancial asset” and guidance for recognizing gains and losses from the transfer of nonfinancial assets and for partial sales of nonfinancial assets. The standard is required to be adopted retrospectively, in conjunction with ASU 2014-09. As such, we will be required to adopt this standard in the first quarter of fiscal 2019. This standard is not expected to have a material impact on our consolidated financial statements.
In March 2017, the FASB issued ASU 2017-07, Compensation - Retirement Benefits (Topic 715): Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost. This standard requires the presentation of the service cost component of net benefit cost to be in the same line item as other compensation costs arising from services rendered by the pertinent employees during the period. All other components of net benefit cost should be presented separately from the service cost component and outside of a subtotal of earnings from operations, or separately disclosed. The standard is effective for annual and interim periods beginning after December 15, 2017 and must be adopted retrospectively. Early adoption is permitted as of the beginning of an annual period, but we plan to adopt this standard in the first quarter of fiscal 2019. Upon adoption of this standard, we will separately present the components of net periodic benefit cost, excluding the service cost component, outside of earnings from operations. Net periodic benefit cost, excluding the service cost component, was $1.1 million and $4.4 million year-to-date in 2017 and 2016, respectively.

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
In 2017 and 2016, results of discontinued operations were immaterial to our condensed consolidated results of operations. Our liability for lease commitments related to our distribution centers is immaterial to our condensed consolidated balance sheets as of April 16, 2017 and October 2, 2016. The lease commitment balance relates to one distribution center lease that expires in July 2017 and is currently subleased at a loss.
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
The following table summarizes the results related to the 2013 Qdoba Closures for each period (in thousands):

	Quarter		Year-to-date
	April 16, 2017	April 10, 2016	April 16, 2017	April 10, 2016
Unfavorable lease commitment adjustments	$(879)	$(462)	$(2,939)	$(1,468)
Ongoing facility related and other costs	(147)	(32)	(165)	(70)
Broker commissions	(30)	(21)	(56)	(21)
Bad debt related to subtenants	63	—	452	(124)
Loss before income tax benefit	$(993)	$(515)	$(2,708)	$(1,683)
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

JACK IN THE BOX INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Our liability for lease commitments related to the 2013 Qdoba Closures is included in accrued liabilities and other long-term liabilities in the accompanying condensed consolidated balance sheets and has changed as follows in 2017 (in thousands):

Balance as of October 2, 2016	$2,943
Adjustments (1)	2,939
Cash payments	(2,490)
Balance as of April 16, 2017 (2)	$3,392
____________________________

(1)	Adjustments relate to revisions to certain sublease assumptions due to changes in market conditions, as well as charges to terminate three lease agreements, and includes interest expense.

(2)	The weighted average remaining lease term related to these commitments is approximately three years.

3.	SUMMARY OF REFRANCHISINGS, FRANCHISEE DEVELOPMENT AND ACQUISITIONS
Refranchisings and franchisee development — The following table summarizes the number of restaurants sold to franchisees, the number of restaurants developed by franchisees, and the related fees and gains recognized in each period (dollars in thousands):

	Quarter		Year-to-date
	April 16, 2017	April 10, 2016	April 16, 2017	April 10, 2016
Restaurants sold to Jack in the Box franchisees	60	—	60	1
New restaurants opened by franchisees:
Jack in the Box	6	—	13	5
Qdoba	4	4	12	10

Initial franchise fees	$2,577	$120	$3,002	$505

Proceeds from the sale of company-operated restaurants (1)	$31,251	$—	$31,389	$1,021
Net assets sold (primarily property and equipment)	(10,306)	(3)	(10,306)	(196)
Lease commitment charges (2)	(7,651)	—	(7,651)	—
Goodwill related to the sale of company-operated restaurants	(341)	—	(342)	(10)
Other (3)	(5,174)	—	(5,174)	—
Gains (losses) on the sale of company-operated restaurants	$7,779	$(3)	$7,916	$815
____________________________

(1)
Year-to-date, amounts in 2017 and 2016 include additional proceeds related to restaurants sold in a prior year of $0.1 million and $1.0 million, respectively. An immaterial amount of additional proceeds, and no additional proceeds, were recognized during the quarter in 2017 and 2016, respectively.

(2)	Charges are for operating restaurant leases with lease commitments in excess of our sublease rental income.

(3)
Amounts in 2017 primarily represent impairment of $3.1 million and equipment write-offs of $1.4 million related to restaurants closed in connection with the sale of the related markets. As of April 16, 2017, there was $8.8 million of property related to these closed restaurants classified as assets held for sale on our condensed consolidated balance sheet.

Prior to the end of the quarter in 2017, we signed non-binding letters of intent with franchisees to sell 59 company-operated restaurants. Pre-tax gross proceeds related to these sales are estimated at $30.0 million to $33.0 million. Equipment of $9.4 million related to these sales has been classified as assets held for sale in our April 16, 2017 condensed consolidated balance sheet.
Franchise acquisitions — We acquired 19 and one Jack in the Box franchise restaurants in the second quarter of 2017 and the first quarter of 2016, respectively, and we plan to sell the 19 restaurants acquired in 2017 as part of our refranchising strategy. The 2017 acquisition was the result of a legal action filed in September 2013 against a franchisee in which we obtained a judgment in January 2017 granting us possession of the restaurants. We account for the acquisition of franchised restaurants using the acquisition method of accounting for business combinations. The purchase price allocations were based on fair value estimates determined using significant unobservable inputs (Level 3). The goodwill recorded primarily relates to the sales growth potential of the markets acquired and is expected to be deductible for income tax purposes.

JACK IN THE BOX INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Total consideration in each year is non-cash, and in 2017 is comprised of $7.9 million of receivables due from the franchisee that were eliminated in the acquisition accounting, and $3.8 million of accounts payable recorded in the acquisition accounting that is due to the franchisee’s bank to waive its liens and security interests on certain assets acquired. Total consideration in 2016 is primarily the value of equipment transferred to the franchisee in the transaction. The following table provides detail of the acquisitions in each fiscal year (dollars in thousands):

	2017	2016
Restaurants acquired from franchisees	19	1

Goodwill (gain on bargain purchase)	$9,821	$(289)
Property and equipment	2,238	58
Intangible assets	467	37
Cash	—	324
Liabilities assumed	(814)	—
Total consideration	$11,712	$130

4.	FAIR VALUE MEASUREMENTS
Financial assets and liabilities — The following table presents our financial assets and liabilities measured at fair value on a recurring basis (in thousands):

	Total	Quoted Prices in Active Markets for Identical Assets (3) (Level 1)	Significant Other Observable Inputs (3) (Level 2)	Significant Unobservable Inputs (3) (Level 3)
Fair value measurements as of April 16, 2017:
Non-qualified deferred compensation plan (1)	$(35,276)	$(35,276)	$—	$—
Interest rate swaps (Note 5) (2)	(25,375)	—	(25,375)	—
Total liabilities at fair value	$(60,651)	$(35,276)	$(25,375)	$—
Fair value measurements as of October 2, 2016:
Non-qualified deferred compensation plan (1)	$(36,933)	$(36,933)	$—	$—
Interest rate swaps (Note 5) (2)	(47,765)	—	(47,765)	—
Total liabilities at fair value	$(84,698)	$(36,933)	$(47,765)	$—

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

The fair values of our debt instruments are based on the amount of future cash flows associated with each instrument discounted using our borrowing rate. At April 16, 2017, the carrying value of all financial instruments was not materially different from fair value, as the borrowings are prepayable without penalty. The estimated fair values of our capital lease obligations approximated their carrying values as of April 16, 2017.
Non-financial assets and liabilities — Our non-financial instruments, which primarily consist of property and equipment, goodwill and intangible assets, are reported at carrying value and are not required to be measured at fair value on a recurring basis. However, on an annual basis, or whenever events or changes in circumstances indicate that their carrying value may not be recoverable, non-financial instruments are assessed for impairment. If applicable, the carrying values are written down to fair value.
In connection with our impairment reviews performed during 2017, no material fair value adjustments were required. Refer to Note 6, Impairment and Other Charges, Net, for additional information regarding impairment charges.

JACK IN THE BOX INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

During the quarter in 2017, we closed six Jack in the Box company-operated restaurants in connection with the sale of the related markets to franchisees, and recorded an impairment charge of $3.1 million against the gain on sale of company-operated restaurants. Refer to Note 3, Summary of Refranchisings, Franchisee Development and Acquisitions, for additional information regarding these sales.

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
Financial position — The following derivative instruments were outstanding as of the end of each period (in thousands):

	Balance Sheet Location	Fair Value
		April 16, 2017	October 2, 2016
Derivatives designated as cash flow hedging instruments:
Interest rate swaps	Accrued liabilities	$(3,652)	$(5,857)
Interest rate swaps	Other long-term liabilities	(21,723)	(41,908)
Total derivatives (Note 4)		$(25,375)	$(47,765)
Financial performance — The following table summarizes the OCI activity related to our interest rate swap derivative instruments (in thousands):

	Location of Loss in Income	Quarter		Year-to-date
		April 16, 2017	April 10, 2016	April 16, 2017	April 10, 2016
(Loss) gain recognized in OCI	N/A	$(3,981)	$(8,746)	$19,105	$(20,183)
Loss reclassified from accumulated OCI into net earnings	Interest expense, net	$1,219	$876	$3,285	$2,320
Amounts reclassified from accumulated OCI into interest expense represent payments made to the counterparties for the effective portions of the interest rate swaps. During the periods presented, our interest rate swaps had no hedge ineffectiveness.

6.	IMPAIRMENT AND OTHER CHARGES, NET
Impairment and other charges, net in the accompanying condensed consolidated statements of earnings is comprised of the following (in thousands):

	Quarter		Year-to-date
	April 16, 2017	April 10, 2016	April 16, 2017	April 10, 2016
Restructuring costs	$2,196	$—	$4,244	$—
Costs of closed restaurants (primarily lease obligations) and other	1,193	1,015	3,190	1,575
Losses on disposition of property and equipment, net	535	995	1,234	1,646
Accelerated depreciation	407	412	720	858
	$4,331	$2,422	$9,388	$4,079

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

The following is a summary of our 2017 restructuring costs (in thousands):

	Quarter	Year-to-date
Facility closing costs (1)	$1,742	$2,945
Employee severance and related costs	65	542
Other (2)	389	757
	$2,196	$4,244

(1)
Facility closing costs during the quarter and year-to-date includes $2.9 million in costs for the accrual of the future lease commitment and expected ancillary costs, net of anticipated sublease rental, for our Qdoba corporate support center which was offset by $0.9 million due to the reversal of the related tenant improvement allowance, and $0.3 million due to the reversal of the related straight-line rent expense. Year-to-date, facility closing costs also includes $1.2 million of accelerated depreciation related to the relocation of our Qdoba corporate support center.

(2)	Other primarily represents employee relocation costs and moving expenses related to the relocation of our Qdoba corporate support center.

The following is a summary of our 2017 restructuring costs by operating segment (in thousands):

	Quarter	Year-to-date
Qdoba restaurant operations	$1,949	$3,814
Jack in the Box restaurant operations	104	159
Shared services (1)	143	271
	$2,196	$4,244

(1)	Shared service functions consist primarily of accounting/finance, information technology, human resources, audit services, legal, tax and treasury.
At this time, we are unable to estimate additional charges to be incurred subsequent to 2017, but they are not expected to be material.
Total accrued facility closing costs related to our restructuring activities, which are comprised of the future lease commitment and expected ancillary costs, net of anticipated sublease rental, are included in accrued liabilities and other long-term liabilities, and changed as follows during 2017 (in thousands):

Balance as of October 2, 2016	$—
Additions	2,927
Interest expense	1
Cash payments	(85)
Balance as of April 16, 2017	$2,843
Total accrued severance costs related to our restructuring activities are included in accrued liabilities and changed as follows during 2017 (in thousands):

Balance as of October 2, 2016	$4,198
Additions	542
Cash payments	(4,251)
Balance as of April 16, 2017	$489

JACK IN THE BOX INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Restaurant closing costs — Costs of closed restaurants primarily consist of future lease commitments and expected ancillary costs, net of anticipated sublease rentals. Accrued restaurant closing costs, included in accrued liabilities and other long-term liabilities, changed as follows during 2017 (in thousands):

Balance as of October 2, 2016	$7,231
Adjustments (1)	760
Interest expense	746
Cash payments	(2,219)
Balance as of April 16, 2017 (2) (3)	$6,518
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

(3)
This balance excludes $2.4 million of restaurant closing costs that are included in accrued liabilities and other long-term liabilities, which were initially recorded as losses on the sale of company-operated restaurants upon sale to Jack in the Box franchisees in prior years.

Accelerated depreciation — When a long-lived asset will be replaced or otherwise disposed of prior to the end of its estimated useful life, the useful life of the asset is adjusted based on the estimated disposal date and accelerated depreciation is recognized. In 2017, accelerated depreciation primarily relates to Jack in the Box and Qdoba restaurant remodels, as well as the anticipated closure of two Jack in the Box and three Qdoba company-operated restaurants. In 2016, accelerated depreciation was primarily related to expenses at Jack in the Box company-operated restaurants for exterior facility enhancements and the replacement of technology equipment.

7.	INCOME TAXES
The 2017 income tax provisions reflect tax rates of 38.2% in the quarter and 38.4% year-to-date, compared with 36.7% and 37.2%, respectively, in 2016. The major components of the year-over-year change in tax rates were a decrease in tax credits and a decrease in gains from the market performance of insurance products used to fund certain non-qualified retirement plans, which are excluded from taxable income. The final annual tax rate cannot be determined until the end of the fiscal year; therefore, the actual 2017 rate could differ from our current estimates.

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

JACK IN THE BOX INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Net periodic benefit cost — The components of net periodic benefit cost in each period were as follows (in thousands):

	Quarter		Year-to-date
	April 16, 2017	April 10, 2016	April 16, 2017	April 10, 2016
Defined benefit pension plans:
Interest cost	$5,248	$5,580	$12,244	$13,020
Service cost	504	1,212	1,177	2,828
Expected return on plan assets	(6,494)	(5,021)	(15,153)	(11,715)
Actuarial loss (1)	1,411	944	3,292	2,201
Amortization of unrecognized prior service costs (1)	35	55	82	129
Net periodic benefit cost	$704	$2,770	$1,642	$6,463
Postretirement healthcare plans:
Interest cost	$231	$291	$540	$680
Actuarial loss (1)	37	51	87	118
Net periodic benefit cost	$268	$342	$627	$798
___________________________

(1)	Amounts were reclassified from accumulated OCI into net earnings as a component of selling, general and administrative expenses.

Future cash flows — Our policy is to fund our plans at or above the minimum required by law. As of January 1, 2016, the date of our last actuarial funding valuation, there was no minimum contribution funding requirement. Details regarding 2017 contributions are as follows (in thousands):

	SERP	Postretirement Healthcare Plans
Net year-to-date contributions	$2,243	$530
Remaining estimated net contributions during fiscal 2017	$2,300	$800
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
We offer share-based compensation plans to attract, retain and motivate key officers, employees and non-employee directors to work towards the financial success of the Company. During 2017, we granted the following shares related to our share-based compensation awards:

Nonvested stock units	65,947
Performance share awards	29,625
Stock options	89,792
The components of share-based compensation expense recognized in each period are as follows (in thousands):

	Quarter		Year-to-date
	April 16, 2017	April 10, 2016	April 16, 2017	April 10, 2016
Nonvested stock units	$1,863	$1,912	$4,009	$3,727
Performance share awards	416	863	1,240	2,134
Stock options	352	748	1,169	1,723
Deferred compensation for non-management directors	270	270	270	270
Nonvested stock awards	20	20	47	47
Total share-based compensation expense	$2,921	$3,813	$6,735	$7,901

JACK IN THE BOX INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

10.	STOCKHOLDERS’ EQUITY
Repurchases of common stock — In fiscal 2017, we repurchased 3.2 million common shares at an aggregate cost of $327.2 million. As of April 16, 2017, there was approximately $81.0 million remaining under a stock-buyback program which expires in November 2018. In our condensed consolidated statement of cash flows for 2017, repurchases of common stock excludes $11.7 million related to repurchase transactions traded prior to quarter-end that settled subsequent to April 16, 2017, offset by $7.2 million related to repurchase transactions traded in the prior fiscal year that settled in 2017.
Dividends — During year-to-date 2017, the Board of Directors declared two cash dividends of $0.40 per common share which were paid on March 20, 2017 and December 16, 2016 to shareholders of record as of the close of business on March 7, 2017 and December 5, 2016, respectively, and totaled $25.6 million. Future dividends are subject to approval by our Board of Directors.

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

The following table reconciles basic weighted-average shares outstanding to diluted weighted-average shares outstanding (in thousands):

	Quarter		Year-to-date
	April 16, 2017	April 10, 2016	April 16, 2017	April 10, 2016
Weighted-average shares outstanding – basic	30,895	33,656	31,622	34,686
Effect of potentially dilutive securities:
Nonvested stock awards and units	163	242	178	280
Stock options	52	156	66	166
Performance share awards	16	123	17	124
Weighted-average shares outstanding – diluted	31,126	34,177	31,883	35,256
Excluded from diluted weighted-average shares outstanding:
Antidilutive	90	223	64	194
Performance conditions not satisfied at the end of the period	79	2	79	2

JACK IN THE BOX INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

12.	CONTINGENCIES AND LEGAL MATTERS
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
Gessele v. Jack in the Box Inc. — In August 2010, five former employees instituted litigation in federal court in Oregon alleging claims under the federal Fair Labor Standards Act and Oregon wage and hour laws. The plaintiffs alleged that the Company failed to pay non-exempt employees for certain meal breaks and improperly made payroll deductions for shoe purchases and for workers’ compensation expenses, and later added additional claims relating to timing of final pay and related wage and hour claims involving employees of a franchisee. In December 2016, the court dismissed the federal claims and those relating to franchise employees. In fiscal 2012, we accrued for a single claim for which we believe a loss is both probable and estimable; this accrued loss contingency did not have a material effect on our results of operations. We do not believe additional losses are probable beyond this accrual. Nor can we estimate a possible loss contingency or range of reasonably possible loss contingencies beyond the accrual. We plan to vigorously defend against this lawsuit. Nonetheless, an unfavorable resolution of this matter in excess of our current accrued loss contingencies could have a material adverse effect on our business, results of operations, liquidity or financial condition.
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

	Quarter		Year-to-date
	April 16, 2017	April 10, 2016	April 16, 2017	April 10, 2016
Revenues by segment:
Jack in the Box restaurant operations	$265,884	$264,062	$619,065	$611,645
Qdoba restaurant operations	103,505	97,089	238,257	220,329
Consolidated revenues	$369,389	$361,151	$857,322	$831,974
Earnings from operations by segment:
Jack in the Box restaurant operations	$68,658	$63,146	$161,062	$148,836
Qdoba restaurant operations	8,489	10,623	17,221	19,360
Shared services and unallocated costs	(19,276)	(20,980)	(47,432)	(53,711)
Gains (losses) on the sale of company-operated restaurants	7,779	(3)	7,916	815
Consolidated earnings from operations	65,650	52,786	138,767	115,300
Interest expense, net	10,941	6,911	23,658	15,086
Consolidated earnings from continuing operations and before income taxes	$54,709	$45,875	$115,109	$100,214
Total depreciation expense by segment:
Jack in the Box restaurant operations	$14,483	$15,059	$33,772	$35,532
Qdoba restaurant operations	4,907	4,279	11,399	9,867
Shared services and unallocated costs	1,640	1,310	3,614	3,535
Consolidated depreciation expense	$21,030	$20,648	$48,785	$48,934
We do not evaluate, manage or measure performance of segments using asset, interest income and expense, or income tax information; accordingly, this information by segment is not prepared or disclosed.
The following table provides detail of the change in the balance of goodwill for each of our reportable segments (in thousands):

	Jack in the Box	Qdoba	Total
Balance at October 2, 2016	$48,415	$117,631	$166,046
Sale of company-operated restaurants to franchisees	(342)	—	(342)
Acquisition of franchise-operated restaurants	9,821	—	9,821
Balance at April 16, 2017	$57,894	$117,631	$175,525
Refer to Note 3, Summary of Refranchisings, Franchisee Development and Acquisitions, for information regarding the transactions resulting in the changes in goodwill.

JACK IN THE BOX INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

14.	SUPPLEMENTAL CONSOLIDATED CASH FLOW INFORMATION (in thousands)

	Year-to-date
	April 16, 2017	April 10, 2016
Cash paid during the year for:
Income tax payments	$27,385	$33,184
Interest, net of amounts capitalized	$23,025	$15,210
Decrease in obligations for purchases of property and equipment	$7,487	$7,512
Increase in obligations for treasury stock repurchases	$4,466	$—
Non-cash transactions:
Consideration for franchise acquisitions	$11,712	$130
Decrease in equipment capital leases and related obligations from the sale of company-operated restaurants	$2,031	$—
Equipment capital lease obligations incurred	$332	$507
Increase in dividends accrued or converted to common stock equivalents	$151	$55

JACK IN THE BOX INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

15.	SUPPLEMENTAL CONSOLIDATED BALANCE SHEET INFORMATION (in thousands)

	April 16, 2017	October 2, 2016
Accounts and other receivables, net:
Trade	$33,266	$66,837
Notes receivable	1,282	1,603
Other	8,112	7,680
Allowance for doubtful accounts	(3,003)	(2,760)
	$39,657	$73,360
Prepaid expenses:
Prepaid rent	$10,401	$18,613
Prepaid income taxes	2,463	12,113
Other	7,918	9,672
	$20,782	$40,398
Other assets, net:
Company-owned life insurance policies	$106,166	$105,957
Deferred tax assets	105,201	117,587
Deferred rent receivable	47,368	47,485
Other	16,103	19,440
	$274,838	$290,469
Accrued liabilities:
Insurance	$39,180	$38,368
Payroll and related taxes	30,034	44,627
Beverage allowance	13,016	5,926
Sales and property taxes	9,302	14,311
Advertising	8,682	21,827
Deferred rent income	8,633	15,909
Gift card liability	5,663	5,183
Deferred franchise fees	1,131	929
Other	24,938	34,170
	$140,579	$181,250
Other long-term liabilities:
Defined benefit pension plans	$157,028	$161,003
Straight-line rent accrual	46,633	47,070
Other	122,794	140,852
	$326,455	$348,925

JACK IN THE BOX INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

16.	SUBSEQUENT EVENTS

On May 11, 2017, the Board of Directors declared a cash dividend of $0.40 per common share, to be paid on June 12, 2017 to shareholders of record as of the close of business on May 30, 2017.

On May 11, 2017, the Board of Directors approved an additional $100.0 million stock buy-back program that expires in November 2018.

Subsequent to the end of the second quarter, we signed non-binding letters of intent with franchisees to sell 10 company-operated restaurants in several markets. Pre-tax gross proceeds related to these sales are estimated at $6.0 million to $7.0 million.

Subsequent to the end of the second quarter, we acquired 31 Jack in the Box franchise restaurants in a non-cash transaction. We are currently determining the fair value of the non-cash purchase price allocations using the acquisition method of accounting for business combinations.

At our investor meeting last May, we said one of the factors that would cause us to reconsider our strategy with respect to Qdoba was valuation. It has become more apparent since then that the overall valuation of the Company is being impacted by having two different business models. As a result, we've retained Morgan Stanley & Co. LLC to assist the Board in its evaluation of potential alternatives with respect to Qdoba, as well as other ways to enhance shareholder value.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
GENERAL
All comparisons between 2017 and 2016 refer to the 12-weeks (“quarter”) and 28-weeks (“year-to-date”) ended April 16, 2017 and April 10, 2016, respectively, unless otherwise indicated.
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

•
Liquidity and capital resources — an analysis of our cash flows including pension and postretirement health contributions, capital expenditures, sale of company-operated restaurants, our credit facility, share repurchase activity, dividends, known trends that may impact liquidity and the impact of inflation, if applicable.

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

We have included in our MD&A certain performance metrics that management uses to assess company performance and which we believe will be useful in analyzing and understanding our results of operations. These metrics include changes in sales at restaurants open more than one year (“same-store sales”) and average unit volumes (“AUVs”). Same-store sales and AUVs are presented for franchised restaurants and on a system-wide basis, which includes company and franchise restaurants. Franchise sales represent sales at franchise restaurants and are revenues of our franchisees. We do not record franchise sales as revenues; however, our royalty revenues and percentage rent revenues are calculated based on a percentage of franchise sales. We believe franchise and system same-store sales and AUV information is useful to investors as a significant indicator of the overall strength of our business.
Due to the transition from a 53-week year in fiscal 2016 to a 52-week year in fiscal 2017, year-over-year same-store sales comparisons are off by one week. As such, we have included changes in same-store sales on a calendar basis to provide a clearer comparison. Same-store sales data that matches the periods presented in our financial statements is referred to as fiscal basis same-store sales.
Same-store sales and AUVs, are not measurements determined in accordance with generally accepted accounting principles (“GAAP”) and should not be considered in isolation, or as an alternative to income from operations, or other similarly titled measures of other companies.

OVERVIEW
As of April 16, 2017, we operated and franchised 2,260 Jack in the Box quick-service restaurants, primarily in the western and southern United States, including one in Guam, and 717 Qdoba fast-casual restaurants operating primarily throughout the United States and Canada.
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
The following summarizes the most significant events occurring year-to-date in fiscal 2017, and certain trends compared to a year ago:

•
Calendar Basis Same-Store Sales — Calendar basis same-store sales increased 1.4% year-to-date at Jack in the Box system restaurants compared with a year ago primarily driven by the impact of menu price increases and favorable mix, offset by a decline in transactions. Qdoba’s year-to-date calendar basis same-store sales decreased 3.4% at company-operated restaurants compared with a year ago, driven primarily by declines in traffic, partially offset by menu price increases and catering growth.

•
Commodity Costs — Commodity costs decreased approximately 3.3% and 1.7% year-to-date at our Jack in the Box and Qdoba restaurants, respectively, in 2017 compared with a year ago. We expect our overall commodity costs in fiscal year 2017 to be approximately flat at both our Jack in the Box and Qdoba restaurants. Beef represents the largest portion, or approximately 20%, of the Company’s overall commodity spend. We typically do not enter into fixed price contracts for our beef needs. For the full year, we currently expect beef costs to decrease approximately 2%.

•
Company Restaurant Operations — Consolidated company restaurant costs as a percentage of company restaurant sales increased in 2017 to 81.9% from 80.4% a year ago. Jack in the Box company restaurant costs as a percentage of company restaurant sales remained flat at 79.2% in 2017 compared with a year ago as the impact of higher labor costs related to wage inflation and sales deleverage, were offset by a decrease in food and packaging costs. Restaurant costs as a percentage of restaurant sales at our Qdoba company-operated restaurants increased in 2017 to 86.7% from 82.7% a year ago primarily reflecting sales deleverage, an increase in new restaurant activity, an increase in food and packaging costs, and wage inflation.

•
Jack in the Box Franchise Operations — Franchise costs as a percent of franchise revenue decreased in 2017 to 47.0%, from 48.9% in the prior year, due primarily to an increase in franchise revenues resulting from franchise fees and higher AUVs, combined with a decrease in occupancy costs and savings realized in connection with our restructuring plan.

•
Jack in the Box Franchising Program — Franchisees opened a total of 13 restaurants. As part of our refranchising strategy, we sold 60 company-operated restaurants to franchisees in several different markets in the second quarter of 2017. Proceeds related to these sales were approximately $31.3 million. In fiscal year 2017, we expect to open approximately 20 to 25 Jack in the Box restaurants system-wide, the majority of which will be franchise locations. Our Jack in the Box system was 84% franchised as of April 16, 2017. We plan to increase franchise ownership of the Jack in the Box system to over 90%. Prior and subsequent to the end of the second quarter, we signed non-binding letters of intent with franchisees to sell 69 company-operated restaurants in several markets. Pre-tax gross proceeds related to these sales are estimated at $36.0 million to $40.0 million, and we have classified $9.4 million of equipment, related to sales under letters executed prior to quarter-end, as assets held for sale in our April 16, 2017 condensed consolidated balance sheet.

•
Jack in the Box Acquisition of Franchise-Operated Restaurants — We acquired 19 franchise-operated Jack in the Box restaurants from one franchisee for total consideration of $11.7 million, in a non-cash transaction. This acquisition was the result of a legal action filed in September 2013 against a franchisee in which we obtained a judgment in January 2017 granting us possession of the restaurants. We plan to sell these restaurants as part of our refranchising strategy.

•
Qdoba New Unit Growth — We opened 13 company-operated restaurants, and franchisees opened 12 restaurants of which nine were in non-traditional locations such as military bases and college campuses. In fiscal 2017, we expect to open 50 to 60 Qdoba restaurants system-wide, of which approximately 30 are expected to be company-operated restaurants.

•
Restructuring Costs — In 2016, we announced a plan to reduce our general and administrative costs. In connection with this plan, we have recorded $4.2 million of restructuring charges in 2017 which are included in impairment and other costs, net in the accompanying condensed consolidated statements of earnings.

•
Return of Cash to Shareholders — We returned cash to shareholders in the form of share repurchases and cash dividends. We repurchased 3.2 million shares of our common stock in 2017 at an average price of $101.59 per share, totaling

$327.2 million, including the costs of brokerage fees. We also declared two cash dividends of $0.40 per share totaling $25.6 million.
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
In the first quarter of fiscal 2017, we adopted an Accounting Standards Update (“ASU”) which changes the presentation of debt issuance costs on the balance sheet. Under this ASU, debt issuance costs are to be presented on the balance sheet as a direct deduction from the related debt liability rather than as an asset. We retrospectively adopted this guidance which resulted in the reclassification of $3.8 million in debt issuance costs from other assets, net to current maturities of long-term debt and long-term debt, net of current maturities in the amount of $1.6 million and $2.2 million, respectively, in our October 2, 2016 condensed consolidated balance sheet. Refer to Note 1, Basis of Presentation, in the notes to condensed consolidated financial statements for more information.
RESULTS OF OPERATIONS
The following table presents certain income and expense items included in our condensed consolidated statements of earnings as a percentage of total revenues, unless otherwise indicated. Percentages may not add due to rounding.
CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS DATA

	Quarter		Year-to-date
	April 16, 2017	April 10, 2016	April 16, 2017	April 10, 2016
Revenues:
Company restaurant sales	75.5%	75.3%	75.4%	75.1%
Franchise rental revenues	13.9%	14.6%	14.3%	14.7%
Franchise royalties and other	10.6%	10.2%	10.3%	10.2%
Total revenues	100.0%	100.0%	100.0%	100.0%
Operating costs and expenses, net:
Company restaurant costs:
Food and packaging (1)	29.7%	30.2%	29.7%	30.6%
Payroll and employee benefits (1)	29.7%	28.0%	29.3%	27.8%
Occupancy and other (1)	23.1%	21.9%	22.8%	22.0%
Total company restaurant costs (1)	82.5%	80.1%	81.9%	80.4%
Franchise occupancy expenses (2)	74.9%	71.1%	73.2%	73.3%
Franchise support and other costs (3)	7.0%	10.6%	7.5%	10.4%
Selling, general and administrative expenses	9.7%	13.0%	10.7%	13.6%
Impairment and other charges, net	1.2%	0.7%	1.1%	0.5%
Gains on the sale of company-operated restaurants	(2.1)%	—%	(0.9)%	(0.1)%
Earnings from operations	17.8%	14.6%	16.2%	13.9%
Income tax rate (4)	38.2%	36.7%	38.4%	37.2%
____________________________

(1)	As a percentage of company restaurant sales.

(2)	As a percentage of franchise rental revenues.

(3)	As a percentage of franchise royalties and other.

(4)	As a percentage of earnings from continuing operations and before income taxes.

CHANGES IN SAME-STORE SALES

	Quarter			Year-to-date
	Calendar Basis	Fiscal Basis		Calendar Basis	Fiscal Basis
	April 16, 2017	April 16, 2017	April 10, 2016	April 16, 2017	April 16, 2017	April 10, 2016
Jack in the Box:
Company	(2.4)%	(1.7)%	(1.0)%	(0.7)%	(0.7)%	(0.2)%
Franchise	(0.4)%	0.4%	0.3%	2.0%	2.1%	1.1%
System	(0.8)%	(0.1)%	—%	1.4%	1.4%	0.8%
Qdoba:
Company	(5.9)%	(4.3)%	3.1%	(3.4)%	(3.1)%	2.2%
Franchise	(0.3)%	1.0%	1.2%	(0.3)%	(0.2)%	1.8%
System	(3.2)%	(1.8)%	2.1%	(1.9)%	(1.7)%	2.0%

The following table summarizes the changes in Jack in the Box and Qdoba company-operated same-store sales:

	Quarter			Year-to-date
	Calendar Basis	Fiscal Basis		Calendar Basis	Fiscal Basis
	April 16, 2017	April 16, 2017	April 10, 2016	April 16, 2017	April 16, 2017	April 10, 2016
Jack in the Box:
Average check (1)	4.7%	5.2%	1.4%	4.8%	4.9%	2.5%
Transactions	(7.1)%	(6.9)%	(2.4)%	(5.5)%	(5.6)%	(2.7)%
Change in same-store sales	(2.4)%	(1.7)%	(1.0)%	(0.7)%	(0.7)%	(0.2)%
Qdoba:
Transactions	(8.2)%	(6.5)%	3.7%	(5.1)%	(4.8)%	2.4%
Average Check (2)	1.8%	1.7%	(1.1)%	1.2%	1.2%	(1.0)%
Catering	0.5%	0.5%	0.5%	0.5%	0.5%	0.8%
Change in same-store sales	(5.9)%	(4.3)%	3.1%	(3.4)%	(3.1)%	2.2%
____________________________

(1)
Amounts in 2017 on a calendar and fiscal basis include price increases of 2.6% in the quarter, and 2.8% year-to-date. Amounts in 2016 include price increases of approximately 3.2% in the quarter, and 3.0% year-to-date.

(2)
Amounts in 2017 on a calendar and fiscal basis include price increases of 0.3% in the quarter, and 0.5% year-to-date. Amounts in 2016 include price increases of approximately 1.0% in the quarter, and 0.8% year-to-date.

The following table summarizes the year-to-date changes in the number and mix of Jack in the Box (“JIB”) and Qdoba company and franchise restaurants:

	2017			2016
	Company	Franchise	Total	Company	Franchise	Total
Jack in the Box:
Beginning of year	417	1,838	2,255	413	1,836	2,249
New	2	13	15	—	5	5
Refranchised	(60)	60	—	(1)	1	—
Acquired from franchisees	19	(19)	—	1	(1)	—
Closed	(7)	(3)	(10)	—	(3)	(3)
End of period	371	1,889	2,260	413	1,838	2,251
% of JIB system	16%	84%	100%	18%	82%	100%
Qdoba:
Beginning of year	367	332	699	322	339	661
New	13	12	25	19	10	29
Closed	(3)	(4)	(7)	(3)	(4)	(7)
End of period	377	340	717	338	345	683
% of Qdoba system	53%	47%	100%	49%	51%	100%
Consolidated:
Total system end of period	748	2,229	2,977	751	2,183	2,934
% of consolidated system	25%	75%	100%	26%	74%	100%
Jack in the Box Brand
Company Restaurant Operations
The following table presents Jack in the Box company restaurant sales and costs, and restaurant costs as a percentage of the related sales. Percentages may not add due to rounding (dollars in thousands):

	Quarter				Year-to-date
	April 16, 2017		April 10, 2016		April 16, 2017		April 10, 2016
Company restaurant sales	$180,275		$179,664		$418,846		$415,943
Company restaurant costs:
Food and packaging	52,042	28.9%	54,116	30.1%	120,031	28.7%	127,249	30.6%
Payroll and employee benefits	54,529	30.2%	51,401	28.6%	124,712	29.8%	117,090	28.2%
Occupancy and other	38,229	21.2%	36,905	20.5%	87,079	20.8%	85,076	20.5%
Total company restaurant costs	$144,800	80.3%	$142,422	79.3%	$331,822	79.2%	$329,415	79.2%

Jack in the Box company restaurant sales increased $0.6 million in the quarter, and $2.9 million year-to-date as compared with the prior year driven by an increase in the average number of restaurants compared with a year ago, partially offset by a decrease in AUVs driven by a decrease in traffic. The following table presents the approximate impact of these increases (decreases) on company restaurant sales (in thousands):

	Quarter	Year-to-date
Increase in the average number of restaurants	$4,100	$7,600
AUV decrease	(3,500)	(4,700)
Total change in company restaurant sales	$600	$2,900

Fiscal basis same-store sales at Jack in the Box company-operated restaurants decreased 1.7% in the quarter, and 0.7% year-to-date versus last year primarily due to a decline in transactions, offset by menu price increases and favorable mix. The following table summarizes the change in company-operated fiscal basis same-store sales:

	Quarter		Year-to-date
	April 16, 2017	April 10, 2016	April 16, 2017	April 10, 2016
Average check (1)	5.2%	1.4%	4.9%	2.5%
Transactions	(6.9)%	(2.4)%	(5.6)%	(2.7)%
Change in fiscal-basis same-store sales	(1.7)%	(1.0)%	(0.7)%	(0.2)%
____________________________

(1)	Amounts in 2017 and 2016 include price increases of approximately 2.6% and 3.2%, respectively, in the quarter, and 2.8% and 3.0%, respectively, year-to-date.
Food and packaging costs as a percentage of company restaurant sales decreased to 28.9% in the quarter, and 28.7% year-to-date in 2017, compared with 30.1% and 30.6%, respectively, in 2016, due to menu price increases, favorable product mix changes, and lower commodity costs. Commodity costs decreased 0.3% in the quarter, and 3.3% year-to-date compared to a year ago. In the quarter, the decrease in commodity costs was due primarily to lower costs for produce and eggs, partially offset by higher costs for beverages and pork. Year-to-date, the decrease was driven by lower costs for eggs, produce, pork and beef, partially offset by higher costs for beverages, poultry and potatoes. Beef, our most significant commodity, decreased approximately 0.3% in the quarter, and 5.3% year-to-date compared with the prior year. For fiscal 2017, we currently expect commodity costs to be approximately flat at our Jack in the Box restaurants compared with fiscal 2016.
Payroll and employee benefit costs as a percentage of company restaurant sales increased to 30.2% in the quarter, and 29.8% year-to-date, compared with 28.6% and 28.2%, respectively, in 2016 due primarily to wage inflation and higher levels of incentive compensation driven by operating results.
Occupancy and other costs increased $1.3 million in the quarter, and $2.0 million year-to-date in 2017 compared to the prior year due to an increase in the average number of restaurants, impacting occupancy and other costs by approximately $0.9 million in the quarter and $1.6 million year-to-date, higher costs for maintenance and repair expenses, and an increase in property rent due to routine rent increases.
Franchise Operations
The following table presents Jack in the Box franchise revenues and costs in each period and other information we believe is useful in analyzing the change in franchise operating results (dollars in thousands):

	Quarter		Year-to-date
	April 16, 2017	April 10, 2016	April 16, 2017	April 10, 2016
Franchise rental revenues	$51,295	$52,577	$122,731	$122,277

Royalties	31,688	31,550	74,276	72,420
Franchise fees and other	2,626	271	3,212	1,005
Franchise royalties and other	34,314	31,821	77,488	73,425
Total franchise revenues	85,609	84,398	200,219	195,702

Rental expense	31,543	29,993	73,733	72,137
Depreciation and amortization	6,850	7,392	16,076	17,439
Franchise occupancy expenses	38,393	37,385	89,809	89,576
Franchise support and other costs	1,734	2,761	4,271	6,099
Total franchise costs	$40,127	$40,146	$94,080	$95,675
Franchise costs as a % of total franchise revenues	46.9%	47.6%	47.0%	48.9%

Average number of franchise restaurants	1,834	1,839	1,836	1,838
% (decrease) increase	(0.3)%	0.9%	(0.1)%	0.9%
Increase in franchise-operated fiscal basis same-store sales	0.4%	0.3%	2.1%	1.1%
Franchise restaurant AUVs	$339	$337	$792	$775
Royalties as a percentage of total franchise restaurant sales	5.1%	5.1%	5.1%	5.1%

Franchise rental revenues decreased $1.3 million, or 2.4%, in the quarter, and stayed relatively consistent year-to-date, increasing $0.5 million or 0.4% as compared with a year ago. The decrease in the quarter primarily relates to a reduction in the average number of franchised restaurants due to the Company’s acquisition of 19 restaurants from a franchisee at the beginning of the second quarter of 2017. Year-to-date, an increase in revenues from percentage rent due to increases in franchise same-store sales on a fiscal basis and increases in rent income due to routine rent increases, were mostly offset by a reduction in the average number of franchised restaurants.
Franchise royalties and other increased $2.5 million, or 7.8%, in the quarter, and $4.1 million, or 5.5% year-to-date in 2017 versus a year ago primarily reflecting an increase in franchise fees related to the sale of 60 company-operated restaurants to franchisees during the second quarter of 2017.
Franchise occupancy expenses, principally rents and depreciation on properties subleased or leased to franchisees, increased $1.0 million in the quarter, and $0.2 million year-to-date in 2017 versus a year ago due primarily to a decrease of $1.8 million in the quarter and $1.7 million year-to-date in favorable lease commitment adjustments related to previously refranchised markets based on sales performance over the first year resulting in higher rent. The impact from changes in favorable lease commitment adjustments was partially offset by a decrease in depreciation expense as our building assets become fully depreciated.
Franchise support and other costs decreased $1.0 million in the quarter, and $1.8 million year-to-date in 2017 as compared with prior year, primarily due to savings realized in connection with our restructuring plan.
Qdoba Brand
Company Restaurant Operations
The following table presents Qdoba company restaurant sales and costs, and restaurant costs as a percentage of the related sales. Percentages may not add due to rounding (dollars in thousands):

	Quarter				Year-to-date
	April 16, 2017		April 10, 2016		April 16, 2017		April 10, 2016
Company restaurant sales	$98,792		$92,128		$227,491		$209,070
Company restaurant costs:
Food and packaging	30,870	31.2%	27,950	30.3%	71,817	31.6%	63,728	30.5%
Payroll and employee benefits	28,230	28.6%	24,736	26.8%	64,968	28.6%	56,954	27.2%
Occupancy and other	26,341	26.7%	22,622	24.6%	60,535	26.6%	52,150	24.9%
Total company restaurant costs	$85,441	86.5%	$75,308	81.7%	$197,320	86.7%	$172,832	82.7%
Company restaurant sales increased $6.7 million in the quarter, and $18.4 million year-to-date in 2017 as compared with the prior year due primarily to the addition of 39 net restaurants since a year ago, offset by a decrease in AUVs driven by a decrease in traffic. The following table presents the approximate impact of these increases (decreases) on company restaurant sales (in thousands):

	Quarter	Year-to-date
Increase in the average number of company restaurants	$11,400	$27,200
AUV decrease	(4,700)	(8,800)
Total change in company restaurant sales	$6,700	$18,400
Fiscal basis same-store sales at Qdoba company-operated restaurants decreased 4.3% in the quarter, and 3.1% year-to-date as compared with the prior year primarily driven by declines in traffic, partially offset by catering growth and menu price increases. The following table summarizes the change in company-operated fiscal basis same-store sales:

	Quarter		Year-to-date
	April 16, 2017	April 10, 2016	April 16, 2017	April 10, 2016
Transactions	(6.5)%	3.7%	(4.8)%	2.4%
Average check (1)	1.7%	(1.1)%	1.2%	(1.0)%
Catering	0.5%	0.5%	0.5%	0.8%
Change in fiscal basis same-store sales	(4.3)%	3.1%	(3.1)%	2.2%
____________________________

(1)	Amounts in 2017 and 2016 include price increases of approximately 0.3% and 1.0%, respectively, in the quarter and 0.5% and 0.8%, respectively, year-to-date.

Food and packaging costs as a percentage of company restaurant sales in 2017 increased to 31.2% in the quarter, and 31.6% year-to-date, compared with 30.3% and 30.5%, respectively, in 2016. In the quarter and year-to-date, unfavorable product mix was partially offset by a decrease in discounting, menu price increases, and the benefit of lower commodity costs year-to-date. Commodity costs were flat in the quarter as lower costs for beef, tortillas and cheese were offset by higher costs for avocados, poultry and beans. Year-to-date, commodity costs decreased 1.7% due to lower costs for beef, tortillas and poultry, partially offset by higher costs for avocados. In 2017, beef costs decreased by approximately 8% in the quarter and year-to-date as compared with a year ago. Avocados increased most significantly by approximately 35% in the quarter, and 28% year-to-date. For fiscal 2017, we currently expect commodity costs to be approximately flat at our Qdoba restaurants compared with fiscal 2016.
Payroll and employee benefit costs as a percentage of company restaurant sales in 2017 increased to 28.6% in the quarter and year-to-date, from 26.8% and 27.2%, respectively, in 2016. The percent of sales increase in both periods is primarily due to the impact of new restaurant openings, wage inflation, deleverage from a decrease in fiscal basis same-store sales and, year-to-date, labor inefficiencies, partially offset by lower levels of incentive compensation. Restaurants opened since the second quarter of the prior year negatively impacted payroll and employee benefit costs as a percentage of company restaurant sales by 50 basis points in both the quarter and year-to-date.
Occupancy and other costs increased $3.7 million in the quarter, and $8.4 million year-to-date in 2017 per comparison with the prior year, driven by an increase in the number of restaurants, impacting occupancy and other costs by approximately $3.0 million in the quarter, and $7.2 million year-to-date. To a lesser extent, the increase in occupancy and other costs relates to increases in property rent due to routine rent increases, as well as equipment upgrades and higher costs for maintenance and repair expenses.
Franchise Operations
The following table presents Qdoba franchise revenues and costs in each period and other information we believe is useful in analyzing the change in franchise operating results (dollars in thousands):

	Quarter		Year-to-date
	April 16, 2017	April 10, 2016	April 16, 2017	April 10, 2016
Franchise rental revenues	$26	$25	$59	$63

Royalties	4,422	4,572	9,853	10,364
Franchise fees and other	265	364	854	832
Franchise royalties and other	4,687	4,936	10,707	11,196
Total franchise revenues	4,713	4,961	10,766	11,259

Rental expense (1)	24	23	57	51
Franchise support and other costs	1,007	1,146	2,308	2,670
Total franchise costs	$1,031	$1,169	$2,365	$2,721
Franchise costs as a % of total franchise revenues	21.9%	23.6%	22.0%	24.2%

Average number of franchise restaurants	337	344	334	343
% (decrease) increase	(2.0)%	3.6%	(2.6)%	3.6%
Increase (decrease) in franchise-operated fiscal basis same-store sales	1.1%	1.2%	(0.1)%	1.8%
Franchise restaurant AUVs	$269	$267	$606	$610
Royalties as a percentage of total franchise restaurant sales	4.9%	5.0%	4.9%	5.0%
________________________________________

(1)	Included in franchise occupancy expenses in the accompanying condensed consolidated statements of earnings.
Franchise royalties and other decreased $0.2 million, or 5.0%, in the quarter, and $0.5 million, or 4.4%, year-to-date in 2017 as compared with 2016 primarily due to a decrease in the average number of franchise restaurants as we acquired 14 franchise-operated locations in the fourth quarter of 2016, and a reduction in royalties as a percentage of franchise restaurant sales related to development incentives offering reduced royalties to franchisees who open restaurants within specified time frames.
Franchise costs, principally support costs, decreased $0.1 million in the quarter, and $0.4 million year-to-date in 2017 versus a year ago due to a decrease in support costs, and bad debt expense year-to-date.

Selling, General and Administrative (“SG&A”) Expenses
The following table presents the change in 2017 SG&A expenses compared with the prior year (in thousands):

	(Decrease) / Increase
	Quarter	Year-to-date
Incentive compensation (including share-based compensation and related payroll taxes)	$(3,309)	$(5,037)
Advertising	(2,584)	(2,992)
Pension and postretirement benefits	(2,140)	(4,992)
Insurance	(2,027)	(1,610)
Pre-opening costs	(762)	(1,375)
Consulting	172	(1,073)
Cash surrender value of COLI policies, net	1,531	1,481
Qdoba brand conference	—	(833)
Other (including savings related to our restructuring plan)	(1,988)	(4,840)
	$(11,107)	$(21,271)
Incentive compensation decreased due to lower levels of performance as compared to target bonus levels.
Advertising costs at our Jack in the Box brand are primarily contributions to our marketing fund and are determined as a percentage of gross restaurant sales. Jack in the Box advertising costs decreased $0.6 million in the quarter and $1.5 million year-to-date in 2017 compared with a year ago due to a decrease in discretionary marketing fund contributions. In 2017, advertising costs associated with our Qdoba brand decreased $2.0 million in the quarter and $1.5 million year-to-date versus a year ago due primarily to a shift in the timing of spending and a decrease in the Qdoba marketing fund contribution rate to 1.25% of gross restaurant sales from 2.0% last year.
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
Insurance costs decreased due to a decrease in unfavorable workers’compensation and general liability claim developments compared with a year ago, and a decrease in costs for group insurance related to lower claim payments.
Pre-opening costs decreased in 2017, as compared to a year ago due to a decrease in the number of Qdoba restaurants opened and under construction during the periods. In 2017 Qdoba opened four company-operated restaurants in the quarter, and 13 year-to-date, compared with 10 and 19, respectively, in 2016.
In fiscal 2016, Qdoba held a system-wide brand conference.
Other includes savings related to our restructuring plan announced in 2016 that includes workforce reductions and the relocation of our Qdoba corporate support center to reduce our corporate general and administrative costs.

Impairment and Other Charges, Net
Impairment and other charges, net is comprised of the following (in thousands):

	Quarter		Year-to-date
	April 16, 2017	April 10, 2016	April 16, 2017	April 10, 2016
Restructuring costs	$2,196	$—	$4,244	$—
Costs of closed restaurants (primarily lease obligations) and other	1,193	1,015	3,190	1,575
Losses on disposition of property and equipment, net	535	995	1,234	1,646
Accelerated depreciation	407	412	720	858
	$4,331	$2,422	$9,388	$4,079

Impairment and other charges, net increased $1.9 million in the quarter, and $5.3 million year-to-date in 2017 compared with a year ago. The increase was primarily driven by $2.2 million in the quarter, and $4.2 million year-to-date, of restructuring charges recognized and an increase of $0.2 million and $1.6 million, respectively, in costs associated with closed restaurant properties primarily related to revisions of certain sublease assumptions for our lease obligations. Restructuring costs included the following:

•	$1.7 million in the quarter and year-to-date related to accrued facility closing costs for our Qdoba corporate support center lease obligation;

•	$1.2 million year-to-date in accelerated depreciation related to the relocation of our Qdoba corporate support center;

•	$0.5 million of employee severance and related costs year-to-date, of which an immaterial amount was recognized during the second quarter; and

•	$0.4 million in the quarter, and $0.8 million year-to-date, of other costs, primarily employee relocation costs and moving expenses related to the relocation of our Qdoba corporate support center.

Refer to Note 6, Impairment and Other Charges, Net of the notes to the condensed consolidated financial statements for additional information regarding these costs.

Gains (losses) on the Sale of Company-Operated Restaurants (dollars in thousands)
Gains (losses) on the sale of company-operated restaurants, net are detailed in the following table (dollars in thousands):

	Quarter		Year-to-date
	April 16, 2017	April 10, 2016	April 16, 2017	April 10, 2016
Number of restaurants sold to Jack in the Box franchisees	60	—	60	1

Gains (losses) on the sale of company-operated restaurants	$7,779	$(3)	$7,916	$815
Gains (losses) are impacted by the number of restaurants sold and changes in average gains or losses recognized, which relate to the specific sales and cash flows of those restaurants. In 2017 and 2016, gains on the sale of company-operated restaurants include $0.1 million and $1.0 million, respectively, related to proceeds received in connection with Jack in the Box restaurants sold in previous years. An immaterial amount of additional proceeds, and no additional proceeds, were recognized during the quarter in 2017 and 2016, respectively. Refer to Note 3, Summary of Refranchisings, Franchisee Development and Acquisitions, of the notes to the condensed consolidated financial statements for additional information regarding these gains.

Interest Expense, Net
Interest expense, net is comprised of the following (in thousands):

	Quarter		Year-to-date
	April 16, 2017	April 10, 2016	April 16, 2017	April 10, 2016
Interest expense	$10,968	$7,125	$23,716	$15,356
Interest income	(27)	(214)	(58)	(270)
Interest expense, net	$10,941	$6,911	$23,658	$15,086
Interest expense, net increased $4.0 million in the quarter, and $8.6 million year-to-date in 2017 compared with a year ago due to higher average borrowings, which contributed additional interest expense of $1.6 million and $3.7 million, respectively, and to a lesser extent, to higher average interest rates.
Income Taxes
The tax rate in 2017 was 38.2% in the quarter and 38.4% year-to-date, compared with 36.7% and 37.2%, respectively, in 2016. We expect the fiscal year tax rate to be approximately 38.0% to 39.0%. The final annual tax rate cannot be determined until the end of the fiscal year; therefore, the actual 2017 rate could differ from our current estimates. Refer to Note 7, Income Taxes, of the notes to the condensed consolidated financial statements for additional information regarding income taxes.
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
Cash Flows
The table below summarizes our cash flows from operating, investing and financing activities (in thousands):

	Year-to-date
	April 16, 2017	April 10, 2016
Total cash provided by (used in):
Operating activities	$126,154	$80,453
Investing activities	1,749	(45,158)
Financing activities	(138,575)	(44,252)
Effect of exchange rate changes on cash	—	13
Net decrease in cash	$(10,672)	$(8,944)
Operating Activities. Operating cash flows in 2017 increased $45.7 million compared with a year ago primarily due to the collection of approximately $26.0 million in March franchise billings for percentage rent, royalties and marketing fees as of April 16, 2017 that had not been collected at the end of the prior year quarter, the timing of October rent payments of $16.8 million made prior to the end of 2016, a $5.8 million decrease in income tax payments made in 2017 compared to 2016, and an increase in net earnings in 2017.
Pension and Postretirement Contributions — Our policy is to fund our pension plans at or above the minimum required by law. As of January 1, 2016, the date of our last actuarial funding valuation, there was no minimum contribution funding requirement for our qualified pension plan (“Qualified Plan”). In fiscal 2016, we made an $80.0 million accelerated contribution to our Qualified Plan and as such do not expect to make any contributions in fiscal 2017. Year-to-date 2017, we contributed $2.8 million to our non-qualified pension plan and postretirement plans.

Investing Activities. Cash provided by (used in) investing activities changed from a use of $45.2 million in 2016 to a source of $1.7 million in 2017. This change resulted from $31.3 million in proceeds from the sale of 60 company-operated Jack in the Box restaurants in 2017 and a $17.9 million decrease in capital expenditures.
Capital Expenditures — The composition of capital expenditures in each period follows (in thousands):

	Year-to-date
	April 16, 2017	April 10, 2016
Jack in the Box:
Restaurant facility expenditures	$10,771	$14,489
New restaurants	1,653	6,213
Other, including information technology	1,602	286
	14,026	20,988
Qdoba:
New restaurants	10,698	23,198
Restaurant facility expenditures	6,244	2,661
Other, including information technology	877	2,363
	17,819	28,222
Shared Services:
Information technology	1,553	1,927
Other, including facility improvements	17	161
	1,570	2,088

Consolidated capital expenditures	$33,415	$51,298
Our capital expenditure program includes, among other things, investments in new locations and equipment, restaurant remodeling, and information technology enhancements. Capital expenditures decreased $17.9 million compared to a year ago primarily resulting from a $12.5 million and $4.6 million decrease in spending related to building new Qdoba and Jack in the Box restaurants, respectively, and a $3.7 million decrease in spending related to Jack in the Box facility expenditures, primarily exterior facility enhancements. These decreases were partially offset by an increase in spending of $3.6 million associated with Qdoba restaurant facility expenditures primarily related to new signage. We expect fiscal 2017 capital expenditures to be approximately $100.0 million. In fiscal 2017, we plan to open approximately 30 new Qdoba company-operated locations, and approximately five new Jack in the Box company-operated locations.
Assets Held for Sale and Leaseback — We use sale and leaseback financing to limit the initial cash investment in our restaurants to the cost of the equipment, whenever possible. During 2017 and 2016, we exercised our right of first refusal related to one and three leased properties, respectively, which we intend to sell and leaseback within the next 12 months of the respective balance sheet date. The following table summarizes the cash flow activity related to sale and leaseback transactions in each period (dollars in thousands):

	Year-to-date
	April 16, 2017	April 10, 2016
Number of restaurants sold and leased back	1	5

Purchases of assets intended for sale and leaseback	$(1,805)	$(5,581)
Proceeds from the sale and leaseback of assets	$2,466	$7,748
As of April 16, 2017, we had investments of $16.1 million relating to seven restaurant properties that we expect to sell and leaseback during the next 12 months.
Acquisition of Franchise-Operated Restaurants — We acquired 19 Jack in the Box franchise restaurants in 2017, and one Jack in the Box franchise restaurant in 2016. The 2017 acquisition was the result of a legal action filed against a franchisee in September 2017 which we obtained a judgment in January 2017 granting us possession of the restaurants. We plan to sell these restaurants as part of our refranchising strategy.
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

Sale of Company-Operated Restaurants — We continue to expand franchise ownership in the Jack in the Box system primarily through the sale of company-operated restaurants to franchisees. The following table details proceeds received in connection with our refranchising activities in each period (dollars in thousands):

	Year-to-date
	April 16, 2017	April 10, 2016
Number of restaurants sold to Jack in the Box franchisees	60	1

Proceeds from the sale of company-operated restaurants	$31,389	$1,021
Proceeds in 2017 and 2016 include additional gains of $0.1 million and $1.0 million, respectively, related to Jack in the Box restaurants sold in previous years. For additional information, refer to Note 3, Summary of Refranchisings, Franchisee Development and Acquisitions, of the notes to condensed consolidated financial statements.
Financing Activities. Cash flows used in financing activities increased $94.3 million in 2017 compared with a year ago primarily due to an increase in cash used to repurchase common stock, a net increase in payments under our credit facility, and an increase in cash used to pay dividends, partially offset by an increase in proceeds from the issuance of our common stock.
Credit Facility — Our credit facility consists of (i) a $900.0 million revolving credit agreement and (ii) a $700.0 million term loan. Both the revolving credit agreement and the term loan have maturity dates of March 19, 2019. As part of the credit agreement, we may also request the issuance of up to $75.0 million in letters of credit, the outstanding amount of which reduces our net borrowing capacity under the agreement. As of April 16, 2017, we had $666.8 million outstanding under the term loan, borrowings under the revolving credit agreement of $511.9 million, and letters of credit outstanding of $31.5 million.
The interest rate on our credit facility is based on our leverage ratio and can range from the London Interbank Offered Rate (“LIBOR”) plus 1.25% to 2.25% with a 0% floor on LIBOR. The current interest rate is LIBOR plus 2.00%.
We are subject to a number of customary covenants under our credit facility, including limitations on additional borrowings, acquisitions, loans to franchisees, lease commitments, stock repurchases and dividend payments, and requirements to maintain certain financial ratios as defined in the credit agreement. We were in compliance with all covenants as of April 16, 2017.
Interest Rate Swaps — To reduce our exposure to fluctuating interest rates under our credit facility, we consider interest rate swaps. In April 2014, we entered into nine forward-starting interest rate swap agreements that effectively converted $300.0 million of our variable rate borrowings to a fixed-rate basis from October 2014 through October 2018. In June 2015, we entered into eleven forward-starting interest rate swap agreements that effectively converted an additional $200.0 million of our variable rate borrowings to a fixed-rate from October 2015 through October 2018, and $500.0 million from October 2018 through October 2022. For additional information, refer to Note 5, Derivative Instruments, of the notes to our condensed consolidated financial statements and Item 3, Quantitative and Qualitative Disclosures About Market Risk, of this report.
Repurchases of Common Stock — During year-to-date 2017, we repurchased 3.2 million common shares at an aggregate cost of $327.2 million, compared with 3.5 million common shares at an aggregate cost of $250.0 million in 2016. As of April 16, 2017, there was approximately $81.0 million remaining under a stock-buyback program which expires in November 2018. In our condensed consolidated statement of cash flows for 2017, repurchases of common stock excludes $11.7 million related to repurchase transactions traded prior to quarter-end that settled subsequent to April 16, 2017, offset by $7.2 million related to repurchase transactions traded in the prior fiscal year that settled in 2017.
Dividends — During year-to-date 2017, the Board of Directors declared two cash dividends of $0.40 per common share totaling $25.6 million. Future dividends are subject to approval by our Board of Directors.
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

•
A material failure or interruption of service or a breach in security of our information technology systems, point of sale (“POS”) systems, or databases could cause reduced efficiency in operations, loss or misappropriation of data or, loss of consumer confidence and/or potential costs, fines and litigation, including costs associated with reputation damage, consumer fraud, privacy breach, or business interruptions, which in turn could affect cash flows or our operating results. In addition, the costs of information security, regulatory compliance, investment in technology and risk mitigation measures may negatively affect our financial results.

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

ITEM 3.        QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Our primary exposure to risks relating to our financial instruments is changes in interest rates. Our credit facility is comprised of a revolving credit facility and a term loan, bearing interest at a rate equal to the prime rate or LIBOR plus an applicable margin based on a financial leverage ratio. As of April 16, 2017, the applicable margin for the LIBOR-based revolving loans and term loan was set at 2.00%.
We use interest rate swap agreements to reduce exposure to interest rate fluctuations. In April 2014, we entered into nine forward-starting interest rate swap agreements that effectively converted $300.0 million of our variable rate borrowings to a fixed-rate basis from October 2014 through October 2018. Additionally, in June 2015, we entered into eleven forward-starting interest rate swap agreements that effectively converted an additional $200.0 million of our variable rate borrowings to a fixed-rate from October 2015 through October 2018, and $500.0 million from October 2018 through October 2022. Based on the applicable margin in effect as of April 16, 2017, these twenty interest rate swaps would yield average fixed rates of 3.90%, 4.41%, 4.62%, 4.89%, 5.07%, 5.17% in years 2017 through 2022, respectively. For additional information related to our interest rate swaps, refer to Note 5, Derivative Instruments, of the notes to condensed consolidated financial statements.
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
ITEM 4.        CONTROLS AND PROCEDURES
Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures
Based on an evaluation of the Company’s disclosure controls and procedures (as defined in Rules 13a-15 and 15d-15 of the Securities Exchange Act of 1934, as amended), as of the end of the Company’s quarter ended April 16, 2017, the Company’s Chief Executive Officer and Chief Financial Officer (its principal executive officer and principal financial officer, respectively) have concluded that the Company’s disclosure controls and procedures were effective.

Changes in Internal Control over Financial Reporting
There have been no changes in the Company’s internal control over financial reporting that occurred during the Company’s fiscal quarter ended April 16, 2017 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.
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
Stock Repurchases — In the second quarter of 2017 we repurchased 2.2 million shares at an aggregate cost of $219.0 million. During fiscal 2017, we repurchased 3.2 million common shares at an aggregate cost of $327.2 million. As of April 16, 2017, there was approximately $81.0 million remaining under a stock-buyback program which expires in November 2018.

	(a) Total number of shares purchased	(b) Average price paid per share	(c) Total number of shares purchased as part of publicly announced programs	(d) Maximum dollar value that may yet be purchased under these programs
				$300,026,982
January 23, 2017 - February 19, 2017	—	$—	—	$300,026,982
February 20, 2017 - March 19, 2017	1,227,399	$96.75	1,227,399	$181,279,190
March 20, 2017 - April 16, 2017	1,001,201	$100.14	1,001,201	$81,019,706
Total	2,228,600	$98.27	2,228,600

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
Jerry P. Rebel
Executive Vice President and Chief Financial Officer (principal financial officer) (Duly Authorized Signatory)
Date: May 17, 2017