Form 10-Q
period 2017-07-09
JACK IN THE BOX INC /NEW/
filed 2017-08-10
CIK 807882

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
 ____________________________________________________
FORM 10-Q
 _______________________________________________________________________________________
QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended July 9, 2017
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
Yes  ☐    No  ☑
As of the close of business August 4, 2017, 29,424,476 shares of the registrant’s common stock were outstanding.

JACK IN THE BOX INC. AND SUBSIDIARIES

PART I. FINANCIAL INFORMATION

ITEM 1.        CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JACK IN THE BOX INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share data)
(Unaudited)

	July 9, 2017	October 2, 2016
ASSETS
Current assets:
Cash	$7,560	$17,030
Accounts and other receivables, net	56,245	73,360
Inventories	7,418	8,229
Prepaid expenses	52,071	40,398
Assets held for sale	36,755	14,259
Other current assets	2,656	2,129
Total current assets	162,705	155,405
Property and equipment, at cost	1,516,247	1,605,576
Less accumulated depreciation and amortization	(881,240)	(886,526)
Property and equipment, net	635,007	719,050
Intangible assets, net	14,776	14,042
Goodwill	172,963	166,046
Other assets, net	269,768	290,469
	$1,255,219	$1,345,012
LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Current maturities of long-term debt	$60,115	$55,935
Accounts payable	34,857	40,736
Accrued liabilities	151,580	181,250
Total current liabilities	246,552	277,921
Long-term debt, net of current maturities	1,124,798	935,372
Other long-term liabilities	322,865	348,925
Stockholders’ deficit:
Preferred stock $0.01 par value, 15,000,000 shares authorized, none issued	—	—
Common stock $0.01 par value, 175,000,000 shares authorized, 81,835,883 and 81,598,524 issued, respectively	818	816
Capital in excess of par value	450,830	432,564
Retained earnings	1,467,671	1,399,721
Accumulated other comprehensive loss	(167,876)	(187,021)
Treasury stock, at cost, 52,411,407 and 49,190,992 shares, respectively	(2,190,439)	(1,863,286)
Total stockholders’ deficit	(438,996)	(217,206)
	$1,255,219	$1,345,012
See accompanying notes to condensed consolidated financial statements.

JACK IN THE BOX INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS
(In thousands, except per share data)
(Unaudited)

	Quarter		Year-to-date
	July 9, 2017	July 3, 2016	July 9, 2017	July 3, 2016
Revenues:
Company restaurant sales	$264,839	$278,829	$911,176	$903,842
Franchise rental revenues	52,849	52,878	175,639	175,218
Franchise royalties and other	40,158	37,231	128,353	121,852
	357,846	368,938	1,215,168	1,200,912
Operating costs and expenses, net:
Company restaurant costs:
Food and packaging	80,159	81,825	272,007	272,802
Payroll and employee benefits	74,898	76,910	264,578	250,954
Occupancy and other	61,716	59,118	209,330	196,344
Total company restaurant costs	216,773	217,853	745,915	720,100
Franchise occupancy expenses	39,837	38,848	129,703	128,475
Franchise support and other costs	2,928	3,654	9,507	12,423
Selling, general and administrative expenses	38,365	42,768	129,861	155,535
Impairment and other charges, net	6,212	10,519	15,600	14,598
Gains on the sale of company-operated restaurants	(13,250)	(409)	(21,166)	(1,224)
	290,865	313,233	1,009,420	1,029,907
Earnings from operations	66,981	55,705	205,748	171,005
Interest expense, net	11,433	7,613	35,091	22,699
Earnings from continuing operations and before income taxes	55,548	48,092	170,657	148,306
Income taxes	18,427	17,308	62,682	54,597
Earnings from continuing operations	37,121	30,784	107,975	93,709
Losses from discontinued operations, net of income tax benefit	(770)	(595)	(2,601)	(1,617)
Net earnings	$36,351	$30,189	$105,374	$92,092

Net earnings per share - basic:
Earnings from continuing operations	$1.26	$0.94	$3.49	$2.75
Losses from discontinued operations	(0.03)	(0.02)	(0.08)	(0.05)
Net earnings per share (1)	$1.23	$0.92	$3.40	$2.70
Net earnings per share - diluted:
Earnings from continuing operations	$1.25	$0.93	$3.46	$2.72
Losses from discontinued operations	(0.03)	(0.02)	(0.08)	(0.05)
Net earnings per share (1)	$1.22	$0.91	$3.37	$2.67

Weighted-average shares outstanding:
Basic	29,474	32,642	30,976	34,073
Diluted	29,718	33,016	31,234	34,469

Cash dividends declared per common share	$0.40	$0.30	$1.20	$0.90
____________________________

(1)	Earnings per share may not add due to rounding.
See accompanying notes to condensed consolidated financial statements.

JACK IN THE BOX INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In thousands)
(Unaudited)

	Quarter		Year-to-date
	July 9, 2017	July 3, 2016	July 9, 2017	July 3, 2016
Net earnings	$36,351	$30,189	$105,374	$92,092
Cash flow hedges:
Net change in fair value of derivatives	2,887	(7,825)	21,992	(28,008)
Net loss reclassified to earnings	1,009	860	4,294	3,180
	3,896	(6,965)	26,286	(24,828)
Tax effect	(1,507)	2,696	(10,170)	9,610
	2,389	(4,269)	16,116	(15,218)
Unrecognized periodic benefit costs:
Actuarial losses and prior service costs reclassified to earnings	1,483	1,050	4,944	3,498
Tax effect	(574)	(408)	(1,916)	(1,355)
	909	642	3,028	2,143
Other:
Foreign currency translation adjustments	3	2	2	(19)
Tax effect	(1)	—	(1)	8
	2	2	1	(11)

Other comprehensive income (loss), net of tax	3,300	(3,625)	19,145	(13,086)

Comprehensive income	$39,651	$26,564	$124,519	$79,006
See accompanying notes to condensed consolidated financial statements.

JACK IN THE BOX INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Year-to-date
	July 9, 2017	July 3, 2016
Cash flows from operating activities:
Net earnings	$105,374	$92,092
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	69,527	70,314
Deferred finance cost amortization	2,707	2,049
Excess tax benefits from share-based compensation arrangements	(4,133)	(3,822)
Deferred income taxes	5,824	15,672
Share-based compensation expense	8,855	9,220
Pension and postretirement expense	3,242	10,374
Gains on cash surrender value of company-owned life insurance	(364)	(5,008)
Gains on the sale of company-operated restaurants	(21,166)	(1,224)
Losses on the disposition of property and equipment	2,186	2,295
Impairment charges and other	4,320	2,928
Changes in assets and liabilities, excluding acquisitions and dispositions:
Accounts and other receivables	6,026	(16,333)
Inventories	1,000	(557)
Prepaid expenses and other current assets	(8,057)	(7,677)
Accounts payable	2,238	(7,466)
Accrued liabilities	(27,485)	1,534
Pension and postretirement contributions	(4,110)	(14,700)
Other	(6,077)	(2,992)
Cash flows provided by operating activities	139,907	146,699
Cash flows from investing activities:
Purchases of property and equipment	(47,210)	(74,971)
Purchases of assets intended for sale and leaseback	(3,248)	(5,593)
Proceeds from the sale and leaseback of assets	2,466	7,748
Proceeds from the sale of company-operated restaurants	62,923	1,434
Collections on notes receivable	1,426	3,237
Acquisition of franchise-operated restaurants	—	324
Proceeds from the sale of property and equipment	2,898	140
Other	(1,713)	(89)
Cash flows provided by (used in) investing activities	17,542	(67,770)
Cash flows from financing activities:
Borrowings on revolving credit facilities	638,500	576,000
Repayments of borrowings on revolving credit facilities	(400,000)	(376,000)
Principal repayments on debt	(43,162)	(19,651)
Dividends paid on common stock	(37,194)	(30,513)
Proceeds from issuance of common stock	5,166	5,093
Repurchases of common stock	(334,361)	(250,000)
Excess tax benefits from share-based compensation arrangements	4,133	3,822
Change in book overdraft	—	1,213
Cash flows used in financing activities	(166,918)	(90,036)
Effect of exchange rate changes on cash	(1)	11
Net decrease in cash	(9,470)	(11,096)
Cash at beginning of period	17,030	17,743
Cash at end of period	$7,560	$6,647

See accompanying notes to condensed consolidated financial statements.

JACK IN THE BOX INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1.    BASIS OF PRESENTATION
Nature of operations — Founded in 1951, Jack in the Box Inc. (the “Company”) operates and franchises Jack in the Box® quick-service restaurants and Qdoba Mexican Eats® (“Qdoba”) fast-casual restaurants. The following table summarizes the number of restaurants as of the end of each period:

	July 9, 2017	July 3, 2016
Jack in the Box:
Company-operated	340	415
Franchise	1,915	1,839
Total system	2,255	2,254
Qdoba:
Company-operated	381	344
Franchise	339	344
Total system	720	688
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
Fiscal year — Our fiscal year is 52 or 53 weeks ending the Sunday closest to September 30. Fiscal year 2017 includes 52 weeks, while fiscal year 2016 includes 53 weeks. Our first quarter includes 16 weeks and all other quarters include 12 weeks, with the exception of the fourth quarter of fiscal 2016, which includes 13 weeks. All comparisons between 2017 and 2016 refer to the 12-weeks (“quarter”) and 40-weeks (“year-to-date”) ended July 9, 2017 and July 3, 2016, respectively, unless otherwise indicated.
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
In March 2016, the FASB issued ASU No. 2016-09, Compensation-Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting. This standard is intended to simplify various aspects of accounting for share-based compensation arrangements, including the income tax impact, classification on the statement of cash flows and forfeitures. This standard is effective for annual reporting periods beginning after December 15, 2016, and interim periods within that reporting period, with early adoption permitted. As such, we will be required to adopt this standard in fiscal 2018 and will classify the excess tax benefits from share-based compensation arrangements, which were $4.1 million year-to-date 2017, as a discrete item within income tax expense on the consolidated statements of earnings, rather than recognizing such excess income tax benefits in capital in excess of par value on the consolidated statements of stockholders’ deficit. This reclassification will be made on a prospective basis and will also impact the related classification on our consolidated statements of cash flows as excess tax benefits from share-based compensation arrangements will only be reported in cash flows from operating activities rather than as currently reported in cash flows from operating activities and cash flows used in investing activities. Other than these reclassifications, we do not believe the adoption of this ASU will materially impact our consolidated financial statements.
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
In March 2017, the FASB issued ASU 2017-07, Compensation - Retirement Benefits (Topic 715): Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost. This standard requires the presentation of the service cost component of net benefit cost to be in the same line item as other compensation costs arising from services rendered by the pertinent employees during the period. All other components of net benefit cost

JACK IN THE BOX INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

should be presented separately from the service cost component and outside of a subtotal of earnings from operations, or separately disclosed. The standard is effective for annual and interim periods beginning after December 15, 2017 and must be adopted retrospectively. Early adoption is permitted as of the beginning of an annual period, but we plan to adopt this standard in the first quarter of fiscal 2019. Upon adoption of this standard, we will separately present the components of net periodic benefit cost, excluding the service cost component, outside of earnings from operations. Net periodic benefit cost, excluding the service cost component, was $1.6 million and $6.3 million year-to-date in 2017 and 2016, respectively.
In May 2017, the FASB issued ASU 2017-09, Compensation - Stock Compensation (Topic 718): Scope of Modification Accounting. This standard provides guidance that clarifies when changes to the terms or conditions of a share-based payment award require the application of modification accounting under ASC 718. This new guidance will allow for certain changes to be made to awards without accounting for them as modifications. The standard is effective for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years, with early adoption permitted. The standard is required to be applied prospectively to awards modified on or after the adoption date. We will be required to adopt this standard in the first quarter of fiscal 2019. This standard is not expected to have a significant effect on our accounting policies or on our consolidated financial statements and related disclosures.

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
In 2017 and 2016, results of discontinued operations were immaterial to our condensed consolidated results of operations. Our liability for lease commitments related to our distribution centers is immaterial to our condensed consolidated balance sheets as of July 9, 2017 and October 2, 2016. The lease commitment balance relates to one distribution center lease that expires in July 2017 and is currently subleased at a loss.
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
The following table summarizes the results related to the 2013 Qdoba Closures for each period (in thousands):

	Quarter		Year-to-date
	July 9, 2017	July 3, 2016	July 9, 2017	July 3, 2016
Unfavorable lease commitment adjustments	$(153)	$(675)	$(3,092)	$(2,143)
Bad debt related to subtenants	(524)	(225)	(72)	(349)
Ongoing facility related and other costs	(4)	(2)	(169)	(72)
Broker commissions	—	—	(56)	(21)
Loss before income tax benefit	$(681)	$(902)	$(3,389)	$(2,585)
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

JACK IN THE BOX INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Our liability for lease commitments related to the 2013 Qdoba Closures is included in accrued liabilities and other long-term liabilities in the accompanying condensed consolidated balance sheets and has changed as follows in 2017 (in thousands):

Balance as of October 2, 2016	$2,943
Adjustments (1)	3,092
Cash payments	(3,335)
Balance as of July 9, 2017 (2)	$2,700
____________________________

(1)	Adjustments relate to revisions to certain sublease assumptions due to changes in market conditions, as well as charges to terminate five lease agreements, and includes interest expense.

(2)	The weighted average remaining lease term related to these commitments is approximately 2 years.

3.    SUMMARY OF REFRANCHISINGS, FRANCHISEE DEVELOPMENT AND ACQUISITIONS
Refranchisings and franchisee development — The following table summarizes the number of restaurants sold to franchisees, the number of restaurants developed by franchisees, and the related fees and gains recognized in each period (dollars in thousands):

	Quarter		Year-to-date
	July 9, 2017	July 3, 2016	July 9, 2017	July 3, 2016
Restaurants sold to Jack in the Box franchisees	58	—	118	1
New restaurants opened by franchisees:
Jack in the Box	2	4	15	9
Qdoba	1	1	13	11

Initial franchise fees	$2,352	$205	$5,354	$710

Proceeds from the sale of company-operated restaurants (1)	$31,534	$413	$62,923	$1,434
Net assets sold (primarily property and equipment)	(9,532)	—	(19,838)	(196)
Lease commitment charges (2)	(3,203)	—	(10,854)	—
Goodwill related to the sale of company-operated restaurants	(4,453)	(5)	(4,795)	(15)
Other (3)	(1,096)	1	(6,270)	1
Gains on the sale of company-operated restaurants	$13,250	$409	$21,166	$1,224
____________________________

(1)
Amounts in 2017 include additional proceeds of $0.1 million year-to-date, and none in the quarter, related to restaurants sold in a prior year. Amounts in 2016 include additional proceeds of $0.4 million and $1.4 million in the quarter and year-to-date, respectively, related to the extension of the underlying franchise and lease agreements from the sale of restaurants in prior years.

(2)	Charges are for operating restaurant leases with lease commitments in excess of our sublease rental income.

(3)
Amounts in year-to-date 2017 primarily represent impairment of $3.2 million and equipment write-offs of $1.4 million related to restaurants closed in connection with the sale of the related markets. In the 2017 quarter, amounts primarily represent maintenance and repair charges related to the sales. As of July 9, 2017, there was $8.8 million of property related to these closed restaurants classified as assets held for sale on our condensed consolidated balance sheet.

As of the end of the 2017 quarter, we had signed non-binding letters of intent with franchisees to sell an additional 63 company-operated restaurants. Pre-tax gross proceeds related to these sales are estimated at $35.0 million to $40.0 million. Equipment of $10.6 million related to these sales has been classified as assets held for sale on our July 9, 2017 condensed consolidated balance sheet.
Franchise acquisitions —During year-to-date 2017 and 2016, we acquired 50 and one Jack in the Box franchise restaurants, respectively. Of the 50 restaurants acquired in 2017, we took over 31 restaurants in the third quarter as a result of an agreement with an underperforming franchisee who was in violation of franchise and lease agreements with the Company. Under this agreement, the franchisee voluntarily agreed to turn over the restaurants. The acquisition of the additional 19 restaurants in 2017 was the result of a legal action filed in September 2013 against a franchisee in which we obtained a judgment in January 2017 granting us possession of the restaurants. Of the 50 restaurants acquired in 2017, we sold eight of the restaurants to a franchisee and closed three during the quarter. We plan to sell the remaining restaurants

JACK IN THE BOX INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

acquired in 2017 as part of our refranchising strategy. Refer to Note 6, Impairment and Other Charges, Net, for additional information regarding impairment charges related to the restaurants closed subsequent to acquisition.
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
Total consideration in each year is non-cash, and in 2017 is primarily comprised of $2.2 million and $10.1 million in the quarter and year-to-date, respectively, of receivables that were eliminated in the acquisition accounting. In 2017, consideration also includes accounts payable of $0.4 million and $4.2 million in the quarter and year-to-date, respectively, that was recorded in acquisition accounting and is primarily due to third parties to waive their liens and security interest on certain assets acquired.
The following table provides detail of the acquisitions in each period (dollars in thousands):

	Quarter		Year-to-date
	July 9, 2017	July 3, 2016	July 9, 2017	July 3, 2016
Restaurants acquired from franchisees	31	—	50	1

Goodwill (gain on bargain purchase)	$1,891	$—	$11,712	$(289)
Intangible assets	793	—	1,260	37
Inventory	189	—	189	—
Property and equipment	—	—	2,238	58
Cash	—	—	—	324
Liabilities assumed	(302)	—	(1,116)	—
Total consideration	$2,571	$—	$14,283	$130

4.	FAIR VALUE MEASUREMENTS
Financial assets and liabilities — The following table presents our financial assets and liabilities measured at fair value on a recurring basis (in thousands):

	Total	Quoted Prices in Active Markets for Identical Assets (3) (Level 1)	Significant Other Observable Inputs (3) (Level 2)	Significant Unobservable Inputs (3) (Level 3)
Fair value measurements as of July 9, 2017:
Non-qualified deferred compensation plan (1)	$(36,429)	$(36,429)	$—	$—
Interest rate swaps (Note 5) (2)	(21,479)	—	(21,479)	—
Total liabilities at fair value	$(57,908)	$(36,429)	$(21,479)	$—
Fair value measurements as of October 2, 2016:
Non-qualified deferred compensation plan (1)	$(36,933)	$(36,933)	$—	$—
Interest rate swaps (Note 5) (2)	(47,765)	—	(47,765)	—
Total liabilities at fair value	$(84,698)	$(36,933)	$(47,765)	$—

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

The fair values of our debt instruments are based on the amount of future cash flows associated with each instrument discounted using our borrowing rate. At July 9, 2017, the carrying value of all financial instruments was not materially different from fair value, as the borrowings are prepayable without penalty. The estimated fair values of our capital lease obligations approximated their carrying values as of July 9, 2017.

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
During fiscal 2017, we closed six Jack in the Box company-operated restaurants in connection with the sale of the related markets to franchisees, and recorded an impairment charge of $3.1 million against the gain on sale of company-operated restaurants. Refer to Note 3, Summary of Refranchisings, Franchisee Development and Acquisitions, for additional information regarding these sales.

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
Financial position — The following derivative instruments were outstanding as of the end of each period (in thousands):

	Balance Sheet Location	Fair Value
		July 9, 2017	October 2, 2016
Derivatives designated as cash flow hedging instruments:
Interest rate swaps	Accrued liabilities	$(3,747)	$(5,857)
Interest rate swaps	Other long-term liabilities	(17,732)	(41,908)
Total derivatives (Note 4)		$(21,479)	$(47,765)
Financial performance — The following table summarizes the OCI activity related to our interest rate swap derivative instruments (in thousands):

	Location of Loss in Income	Quarter		Year-to-date
		July 9, 2017	July 3, 2016	July 9, 2017	July 3, 2016
Gain (loss) recognized in OCI	N/A	$2,887	$(7,825)	$21,992	$(28,008)
Loss reclassified from accumulated OCI into net earnings	Interest expense, net	$1,009	$860	$4,294	$3,180
Amounts reclassified from accumulated OCI into interest expense represent payments made to the counterparties for the effective portions of the interest rate swaps. During the periods presented, our interest rate swaps had no hedge ineffectiveness.

JACK IN THE BOX INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

6.	IMPAIRMENT AND OTHER CHARGES, NET
Impairment and other charges, net in the accompanying condensed consolidated statements of earnings is comprised of the following (in thousands):

	Quarter		Year-to-date
	July 9, 2017	July 3, 2016	July 9, 2017	July 3, 2016
Costs of closed restaurants and other (primarily lease obligations)	$2,244	$914	$5,434	$2,489
Restructuring costs	1,837	7,744	6,081	7,744
Losses on disposition of property and equipment, net	952	637	2,186	2,283
Accelerated depreciation	674	673	1,394	1,531
Restaurant impairment charges	505	551	505	551
	$6,212	$10,519	$15,600	$14,598
Restructuring costs — Restructuring charges in 2017 and 2016 are the result of a plan that management initiated in fiscal 2016 to reduce our general and administrative costs. This plan includes cost saving initiatives from workforce reductions, relocation and consolidation of our Qdoba corporate support center, refranchising initiatives, and the consolidation of information technology across both brands. Restructuring charges in 2017 also include costs related to the evaluation of potential alternatives with respect to the Qdoba brand (the “Qdoba Evaluation”).

The following is a summary of our restructuring costs (in thousands):

	Quarter		Year-to-date
	July 9, 2017	July 3, 2016	July 9, 2017	July 3, 2016
Qdoba Evaluation costs (1)	$1,654	$—	$1,654	$—
Employee severance and related costs	179	6,487	722	6,487
Facility closing costs (2)	—	847	2,908	847
Other (3)	4	410	797	410
	$1,837	$7,744	$6,081	$7,744
____________________________

(1)	Qdoba Evaluation costs are primarily comprised of third party consulting, legal services, and audit fees.

(2)
Year-to-date 2017 facility closing costs includes $2.9 million in costs for the accrual of the future lease commitment and expected ancillary costs, net of anticipated sublease rental, for our Qdoba corporate support center, which was offset by $0.9 million due to the reversal of the related tenant improvement allowance, and $0.3 million due to the reversal of the related straight-line rent expense. Year-to-date 2017, facility closing costs also includes $1.2 million of accelerated depreciation related to the relocation of our Qdoba corporate support center.

(3)	Other primarily represents employee relocation costs and moving expenses related to the relocation of our Qdoba corporate support center.

The following is a summary of our 2017 restructuring costs by operating segment (in thousands):

	Quarter		Year-to-date
	July 9, 2017	July 3, 2016	July 9, 2017	July 3, 2016
Jack in the Box restaurant operations	$—	$1,796	$159	$1,796
Shared services (1)	168	1,535	439	1,535
Qdoba restaurant operations (2)	1,669	4,413	5,483	4,413
	$1,837	$7,744	$6,081	$7,744
____________________________

(1)	Shared service functions consist primarily of accounting/finance, information technology, human resources, audit services, legal, tax and treasury.

(2)	Includes Qdoba Evaluation costs.
At this time, we are unable to estimate additional charges to be incurred.

JACK IN THE BOX INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Total accrued facility closing costs related to our restructuring activities, which are comprised of the future lease commitment and expected ancillary costs, net of anticipated sublease rental, are included in accrued liabilities and other long-term liabilities, and changed as follows during 2017 (in thousands):

Balance as of October 2, 2016	$—
Additions	2,927
Interest expense	3
Cash payments	(212)
Balance as of July 9, 2017	$2,718
Total accrued severance costs related to our restructuring activities are included in accrued liabilities and changed as follows during 2017 (in thousands):

Balance as of October 2, 2016	$4,198
Additions	722
Cash payments	(4,253)
Balance as of July 9, 2017	$667
Restaurant closing costs — Costs of closed restaurants primarily consist of future lease commitments and expected ancillary costs, net of anticipated sublease rentals. In 2017, restaurant closing costs include $0.5 million in property and equipment impairment charges and $0.5 million in future lease commitment charges related to the closure of three underperforming Jack in the Box restaurants acquired in the third quarter of 2017, as well as $0.4 million in equipment impairment charges resulting from the closure of one Qdoba restaurant in the second quarter of 2017.
Accrued restaurant closing costs, included in accrued liabilities and other long-term liabilities, changed as follows during 2017 (in thousands):

Balance as of October 2, 2016	$7,231
Additions	482
Adjustments (1)	966
Interest expense	1,196
Cash payments	(3,501)
Balance as of July 9, 2017 (2) (3)	$6,374
___________________________

(1)
Adjustments relate primarily to revisions of certain sublease and cost assumptions. Our estimates related to our future lease obligations, primarily the sublease income we anticipate, are subject to a high degree of judgment and may differ from actual sublease income due to changes in economic conditions, desirability of the sites and other factors.

(2)	The weighted average remaining lease term related to these commitments is approximately 4 years.

(3)
This balance excludes $2.2 million of restaurant closing costs that are included in accrued liabilities and other long-term liabilities, which were initially recorded as losses on the sale of company-operated restaurants upon sale to Jack in the Box franchisees in prior years.

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

The 2017 income tax provisions reflect tax rates of 33.2% in the quarter and 36.7% year-to-date, compared with 36.0% and 36.8%, respectively, in 2016. The major components of the year-over-year change in tax rates were a partial release of valuation allowance against state tax credits, partially offset by a decrease in current year tax credits and a decrease in gains from the market performance of insurance products used to fund certain non-qualified retirement plans, which are excluded from taxable income. The final annual tax rate cannot be determined until the end of the fiscal year; therefore, the actual 2017 rate could differ from our current estimates.

We file income tax returns in the United States and all state and local jurisdictions in which we operate that impose an income tax. The federal statute of limitations has not expired for fiscal years 2014 and forward. The statutes of limitations for California and Texas, which constitute the Company’s major state tax jurisdictions, have not expired for fiscal years 2012 and forward.

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
Net periodic benefit cost — The components of net periodic benefit cost in each period were as follows (in thousands):

	Quarter		Year-to-date
	July 9, 2017	July 3, 2016	July 9, 2017	July 3, 2016
Defined benefit pension plans:
Interest cost	$5,247	$5,579	$17,491	$18,599
Service cost	505	1,212	1,682	4,040
Expected return on plan assets	(6,494)	(5,020)	(21,647)	(16,735)
Actuarial loss (1)	1,411	943	4,703	3,144
Amortization of unrecognized prior service costs (1)	35	56	117	185
Net periodic benefit cost	$704	$2,770	$2,346	$9,233
Postretirement healthcare plans:
Interest cost	$232	$292	$772	$972
Actuarial loss (1)	37	51	124	169
Net periodic benefit cost	$269	$343	$896	$1,141
___________________________

(1)	Amounts were reclassified from accumulated OCI into net earnings as a component of selling, general and administrative expenses.

Future cash flows — Our policy is to fund our plans at or above the minimum required by law. As of January 1, 2016, the date of our last actuarial funding valuation, there was no minimum contribution funding requirement. Details regarding 2017 contributions are as follows (in thousands):

	SERP	Postretirement Healthcare Plans
Net year-to-date contributions	$3,350	$760
Remaining estimated net contributions during fiscal 2017	$1,100	$300
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
We offer share-based compensation plans to attract, retain and motivate key officers, employees and non-employee directors to work towards the financial success of the Company. During 2017, we granted the following shares related to our share-based compensation awards:

Nonvested stock units	65,947
Performance share awards	29,625
Stock options	89,792
The components of share-based compensation expense recognized in each period are as follows (in thousands):

	Quarter		Year-to-date
	July 9, 2017	July 3, 2016	July 9, 2017	July 3, 2016
Nonvested stock units	$1,241	$745	$5,250	$4,472
Performance share awards	496	238	1,736	2,372
Stock options	363	316	1,532	2,039
Nonvested stock awards	20	20	67	67
Deferred compensation for non-management directors	—	—	270	270
Total share-based compensation expense	$2,120	$1,319	$8,855	$9,220

10.	STOCKHOLDERS’ EQUITY
Repurchases of common stock — In fiscal 2017, we repurchased 3.2 million common shares at an aggregate cost of $327.2 million. As of July 9, 2017, there was approximately $181.0 million remaining under Board-authorized stock-buyback programs which expire in November 2018. In our condensed consolidated statement of cash flows for 2017, repurchases of common stock includes $7.2 million related to repurchase transactions traded in the prior fiscal year that settled in 2017.
Dividends — During year-to-date 2017, the Board of Directors declared three cash dividends of $0.40 per common share which were paid on June 12, 2017, March 20, 2017 and December 16, 2016 to shareholders of record as of the close of business on May 30, 2017, March 7, 2017 and December 5, 2016, respectively, and totaled $37.4 million. Future dividends are subject to approval by our Board of Directors.

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

The following table reconciles basic weighted-average shares outstanding to diluted weighted-average shares outstanding (in thousands):

	Quarter		Year-to-date
	July 9, 2017	July 3, 2016	July 9, 2017	July 3, 2016
Weighted-average shares outstanding – basic	29,474	32,642	30,976	34,073
Effect of potentially dilutive securities:
Nonvested stock awards and units	175	176	180	182
Stock options	53	145	62	161
Performance share awards	16	53	16	53
Weighted-average shares outstanding – diluted	29,718	33,016	31,234	34,469
Excluded from diluted weighted-average shares outstanding:
Antidilutive	90	170	72	176
Performance conditions not satisfied at the end of the period	79	61	79	61

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
Gessele v. Jack in the Box Inc. — In August 2010, five former employees instituted litigation in federal court in Oregon alleging claims under the federal Fair Labor Standards Act and Oregon wage and hour laws. The plaintiffs alleged that the Company failed to pay non-exempt employees for certain meal breaks and improperly made payroll deductions for shoe purchases and for workers’ compensation expenses, and later added additional claims relating to timing of final pay and related wage and hour claims involving employees of a franchisee. In 2016, the court dismissed the federal claims and those relating to franchise employees. In June 2017, the court granted class certification with respect to state law claims of improper deductions and late payment of final wages. In fiscal 2012, we accrued for a single claim for which we believe a loss is both probable and estimable; this accrued loss contingency did not have a material effect on our results of operations. We continue to believe that no additional losses are probable beyond this accrual. Nor can we estimate a possible loss contingency or range of reasonably possible loss contingencies beyond the accrual. We plan to vigorously defend against this lawsuit. Nonetheless, an unfavorable resolution of this matter in excess of our current accrued loss contingencies could have a material adverse effect on our business, results of operations, liquidity or financial condition.
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

	Quarter		Year-to-date
	July 9, 2017	July 3, 2016	July 9, 2017	July 3, 2016
Revenues by segment:
Jack in the Box restaurant operations	$246,101	$264,493	$865,166	$876,138
Qdoba restaurant operations	111,745	104,445	350,002	324,774
Consolidated revenues	$357,846	$368,938	$1,215,168	$1,200,912
Earnings from operations by segment:
Jack in the Box restaurant operations	$59,423	$69,528	$220,485	$218,364
Qdoba restaurant operations	11,905	14,172	29,126	33,532
Shared services and unallocated costs	(17,597)	(28,404)	(65,029)	(82,115)
Gains on the sale of company-operated restaurants	13,250	409	21,166	1,224
Consolidated earnings from operations	66,981	55,705	205,748	171,005
Interest expense, net	11,433	7,613	35,091	22,699
Consolidated earnings from continuing operations and before income taxes	$55,548	$48,092	$170,657	$148,306
Total depreciation expense by segment:
Jack in the Box restaurant operations	$13,731	$14,877	$47,503	$50,409
Qdoba restaurant operations	4,875	4,536	16,274	14,403
Shared services and unallocated costs	1,608	1,401	5,222	4,936
Consolidated depreciation expense	$20,214	$20,814	$68,999	$69,748
We do not evaluate, manage or measure performance of segments using asset, interest income and expense, or income tax information; accordingly, this information by segment is not prepared or disclosed.
The following table provides detail of the change in the balance of goodwill for each of our reportable segments (in thousands):

	Jack in the Box	Qdoba	Total
Balance at October 2, 2016	$48,415	$117,631	$166,046
Sale of company-operated restaurants to franchisees	(4,795)	—	(4,795)
Acquisition of franchise-operated restaurants	11,712	—	11,712
Balance at July 9, 2017	$55,332	$117,631	$172,963
Refer to Note 3, Summary of Refranchisings, Franchisee Development and Acquisitions, for information regarding the transactions resulting in the changes in goodwill.

JACK IN THE BOX INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

14.	SUPPLEMENTAL CONSOLIDATED CASH FLOW INFORMATION (in thousands)

	Year-to-date
	July 9, 2017	July 3, 2016
Cash paid during the year for:
Income tax payments	$68,554	$33,453
Interest, net of amounts capitalized	$34,678	$22,919
Decrease in obligations for purchases of property and equipment	$6,066	$4,882
Decrease in obligations for treasury stock repurchases	$7,208	$—
Non-cash transactions:
Consideration for franchise acquisitions	$14,283	$130
Decrease in equipment capital leases and related obligations from the sale of company-operated restaurants	$3,825	$—
Equipment capital lease obligations incurred	$1,286	$702
Increase in dividends accrued or converted to common stock equivalents	$230	$163

JACK IN THE BOX INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

15.	SUPPLEMENTAL CONSOLIDATED BALANCE SHEET INFORMATION (in thousands)

	July 9, 2017	October 2, 2016
Accounts and other receivables, net:
Trade	$51,419	$66,837
Notes receivable	1,381	1,603
Other	7,463	7,680
Allowance for doubtful accounts	(4,018)	(2,760)
	$56,245	$73,360
Prepaid expenses:
Prepaid income taxes	$29,539	$12,113
Prepaid rent	14,753	18,613
Other	7,779	9,672
	$52,071	$40,398
Other assets, net:
Company-owned life insurance policies	$107,997	$105,957
Deferred tax assets	99,668	117,587
Deferred rent receivable	46,646	47,485
Other	15,457	19,440
	$269,768	$290,469
Accrued liabilities:
Insurance	$39,148	$38,368
Payroll and related taxes	29,584	44,627
Advertising	15,093	21,827
Deferred rent income	13,000	15,909
Sales and property taxes	10,593	14,311
Beverage allowance	9,783	5,926
Gift card liability	5,199	5,183
Deferred franchise fees	1,149	929
Other	28,031	34,170
	$151,580	$181,250
Other long-term liabilities:
Defined benefit pension plans	$155,178	$161,003
Straight-line rent accrual	46,844	47,070
Other	120,843	140,852
	$322,865	$348,925

16.	SUBSEQUENT EVENTS

On August 3, 2017, the Board of Directors declared a cash dividend of $0.40 per common share, to be paid on   September 5, 2017 to shareholders of record as of the close of business on August 22, 2017.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
GENERAL
All comparisons between 2017 and 2016 refer to the 12-weeks (“quarter”) and 40-weeks (“year-to-date”) ended July 9, 2017 and July 3, 2016, respectively, unless otherwise indicated.
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
Same-store sales and AUVs are not measurements determined in accordance with generally accepted accounting principles (“GAAP”) and should not be considered in isolation, or as an alternative to income from operations, or other similarly titled measures of other companies.

OVERVIEW
As of July 9, 2017, we operated and franchised 2,255 Jack in the Box quick-service restaurants, primarily in the western and southern United States, including one in Guam, and 720 Qdoba fast-casual restaurants operating primarily throughout the United States and Canada.
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
The following summarizes the most significant events occurring year-to-date in fiscal 2017, and certain trends compared to a year ago:

•
Calendar Basis Same-Store Sales — Calendar basis same-store sales increased 0.9% year-to-date at Jack in the Box system restaurants compared with a year ago primarily driven by an increase in franchise restaurant AUVs. Qdoba’s year-to-date calendar basis same-store sales decreased 2.7% at company-operated restaurants compared with a year ago, driven primarily by declines in traffic, partially offset by catering growth and an increase in the average check.

•
Commodity Costs — Commodity costs decreased approximately 1.1% and 0.4% year-to-date at our Jack in the Box and Qdoba restaurants, respectively, in 2017 compared with a year ago. We expect our overall commodity costs in fiscal year 2017 to be approximately flat at both our Jack in the Box and Qdoba restaurants. Beef represents the largest portion, or approximately 20%, of the Company’s overall commodity spend. We typically do not enter into fixed price contracts for our beef needs. For the full year, we currently expect beef costs to decrease approximately 1%.

•
Company Restaurant Operations — Consolidated company restaurant costs as a percentage of company restaurant sales increased in 2017 to 81.9% from 79.7% a year ago. Jack in the Box company restaurant costs as a percentage of company restaurant sales increased to 79.6% from 78.7% a year ago primarily due to sales deleverage, higher labor costs related to wage inflation, and higher maintenance and repair costs, partially offset by the impact from refranchising completed year-to-date in 2017. Restaurant costs as a percentage of restaurant sales at our Qdoba company-operated restaurants increased in 2017 to 85.7% from 81.6% a year ago primarily reflecting sales deleverage, an increase in food costs resulting from unfavorable mix, and new restaurant activity, partially offset by lower costs for insurance.

•
Jack in the Box Franchise Operations — Franchise costs as a percent of franchise revenues decreased in 2017 to 47.1%, from 48.8% in the prior year, primarily driven by an increase in franchise fees resulting from the sale of 118 company-operated restaurants to franchisees, and a decrease in franchise support costs primarily due to savings realized in connection with our restructuring plan.

•
Jack in the Box Franchising Program — Franchisees opened a total of 15 restaurants. As part of our refranchising strategy, we sold 118 company-operated restaurants to franchisees in several different markets during 2017 resulting in proceeds of approximately $62.9 million. In fiscal year 2017, we expect to open approximately 20 to 25 Jack in the Box restaurants system-wide, the majority of which will be franchise locations. Our Jack in the Box system was 85% franchised as of July 9, 2017. We plan to increase franchise ownership of the Jack in the Box system to over 90%. Prior to the end of the third quarter, we additionally signed non-binding letters of intent with franchisees to sell 63 company-operated restaurants in several markets. Pre-tax gross proceeds related to these sales are estimated at $35.0 million to $40.0 million, and we have classified $10.6 million of equipment related to these sales as assets held for sale in our July 9, 2017 condensed consolidated balance sheet.

•
Jack in the Box Acquisition of Franchise-Operated Restaurants — We acquired 50 franchise-operated Jack in the Box restaurants from two franchisees for total consideration of $14.3 million in two non-cash transactions. In the third quarter of 2017, we took back 31 restaurants as the result of an agreement with an underperforming franchisee who voluntarily agreed to turn over the restaurants. The additional 19 restaurants acquired in 2017 were the result of a legal action filed in September 2013 against a franchisee in which we obtained a judgment in January 2017 granting the Company possession of the restaurants.

•
Qdoba New Unit Growth — We opened 18 company-operated restaurants, and franchisees opened 13 restaurants of which nine were in non-traditional locations such as military bases and college campuses. In fiscal 2017, we expect approximately 45 Qdoba restaurants to open system-wide, of which 25 are expected to be company-operated restaurants.

•
Restructuring Costs (including costs related to the Qdoba Evaluation) — In 2016, we announced a plan to reduce our general and administrative costs, and in the third quarter of 2017, we began an evaluation of potential alternatives with respect to the Qdoba brand. In connection with these activities, we have recorded $6.1 million of restructuring charges in 2017, which includes $1.7 million related to the Qdoba Evaluation, which are included in impairment and other costs, net in the accompanying condensed consolidated statements of earnings.

•
Return of Cash to Shareholders — We returned cash to shareholders in the form of share repurchases and cash dividends. We repurchased 3.2 million shares of our common stock in 2017 at an average price of $101.59 per share, totaling $327.2 million, including the costs of brokerage fees. We also declared three cash dividends of $0.40 per share totaling $37.4 million.

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
CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS DATA

	Quarter		Year-to-date
	July 9, 2017	July 3, 2016	July 9, 2017	July 3, 2016
Revenues:
Company restaurant sales	74.0%	75.6%	75.0%	75.3%
Franchise rental revenues	14.8%	14.3%	14.5%	14.6%
Franchise royalties and other	11.2%	10.1%	10.6%	10.1%
Total revenues	100.0%	100.0%	100.0%	100.0%
Operating costs and expenses, net:
Company restaurant costs:
Food and packaging (1)	30.3%	29.3%	29.9%	30.2%
Payroll and employee benefits (1)	28.3%	27.6%	29.0%	27.8%
Occupancy and other (1)	23.3%	21.2%	23.0%	21.7%
Total company restaurant costs (1)	81.9%	78.1%	81.9%	79.7%
Franchise occupancy expenses (2)	75.4%	73.5%	73.8%	73.3%
Franchise support and other costs (3)	7.3%	9.8%	7.4%	10.2%
Selling, general and administrative expenses	10.7%	11.6%	10.7%	13.0%
Impairment and other charges, net	1.7%	2.9%	1.3%	1.2%
Gains on the sale of company-operated restaurants	(3.7)%	(0.1)%	(1.7)%	(0.1)%
Earnings from operations	18.7%	15.1%	16.9%	14.2%
Income tax rate (4)	33.2%	36.0%	36.7%	36.8%
____________________________

(1)	As a percentage of company restaurant sales.

(2)	As a percentage of franchise rental revenues.

(3)	As a percentage of franchise royalties and other.

(4)	As a percentage of earnings from continuing operations and before income taxes.

CHANGES IN SAME-STORE SALES

	Quarter			Year-to-date
	Calendar Basis	Fiscal Basis		Calendar Basis	Fiscal Basis
	July 9, 2017	July 9, 2017	July 3, 2016	July 9, 2017	July 9, 2017	July 3, 2016
Jack in the Box:
Company	(1.6)%	(1.8)%	(0.2)%	(0.9)%	(1.0)%	(0.2)%
Franchise	0.1%	—%	1.5%	1.5%	1.4%	1.3%
System	(0.2)%	(0.4)%	1.1%	0.9%	0.9%	0.9%
Qdoba:
Company	(1.1)%	(1.7)%	1.0%	(2.7)%	(2.7)%	1.8%
Franchise	2.3%	1.1%	0.1%	0.5%	0.2%	1.3%
System	0.5%	(0.4)%	0.6%	(1.2)%	(1.3)%	1.6%
The following table summarizes the changes in Jack in the Box and Qdoba company-operated same-store sales:

	Quarter			Year-to-date
	Calendar Basis	Fiscal Basis		Calendar Basis	Fiscal Basis
	July 9, 2017	July 9, 2017	July 3, 2016	July 9, 2017	July 9, 2017	July 3, 2016
Jack in the Box:
Average check (1)	2.8%	3.2%	3.5%	4.3%	4.5%	2.8%
Transactions	(4.4)%	(5.0)%	(3.7)%	(5.2)%	(5.5)%	(3.0)%
Change in same-store sales	(1.6)%	(1.8)%	(0.2)%	(0.9)%	(1.0)%	(0.2)%
Qdoba:
Transactions	(2.8)%	(3.6)%	0.4%	(4.4)%	(4.4)%	1.8%
Average Check (2)	0.7%	1.1%	—%	1.0%	1.1%	(0.7)%
Catering	1.0%	0.8%	0.6%	0.7%	0.6%	0.7%
Change in same-store sales	(1.1)%	(1.7)%	1.0%	(2.7)%	(2.7)%	1.8%
____________________________

(1)
Amounts in 2017 on a calendar and fiscal basis include price increases of approximately 1.7% in the quarter, and 2.5% year-to-date. Amounts in 2016 include price increases of approximately 3.3% in the quarter, and 3.1% year-to-date.

(2)
Amounts in 2017 on a calendar and fiscal basis include price changes of approximately flat in the quarter, and an increase of 0.3% year-to-date. Amounts in 2016 include price increases of approximately 1.3% in the quarter, and 1.0% year-to-date.

The following table summarizes the year-to-date changes in the number and mix of Jack in the Box (“JIB”) and Qdoba company and franchise restaurants:

	2017			2016
	Company	Franchise	Total	Company	Franchise	Total
Jack in the Box:
Beginning of year	417	1,838	2,255	413	1,836	2,249
New	2	15	17	2	9	11
Refranchised	(118)	118	—	(1)	1	—
Acquired from franchisees	50	(50)	—	1	(1)	—
Closed	(11)	(6)	(17)	—	(6)	(6)
End of period	340	1,915	2,255	415	1,839	2,254
% of JIB system	15%	85%	100%	18%	82%	100%
Qdoba:
Beginning of year	367	332	699	322	339	661
New	18	13	31	26	11	37
Closed	(4)	(6)	(10)	(4)	(6)	(10)
End of period	381	339	720	344	344	688
% of Qdoba system	53%	47%	100%	50%	50%	100%
Consolidated:
Total system end of period	721	2,254	2,975	759	2,183	2,942
% of consolidated system	24%	76%	100%	26%	74%	100%

Jack in the Box Brand
Company Restaurant Operations
The following table presents Jack in the Box company restaurant sales and costs, and restaurant costs as a percentage of the related sales. Percentages may not add due to rounding (dollars in thousands):

	Quarter				Year-to-date
	July 9, 2017		July 3, 2016		July 9, 2017		July 3, 2016
Company restaurant sales	$157,772		$179,458		$576,618		$595,401
Company restaurant costs:
Food and packaging	46,182	29.3%	51,893	28.9%	166,213	28.8%	179,142	30.1%
Payroll and employee benefits	46,486	29.5%	50,654	28.2%	171,198	29.7%	167,744	28.2%
Occupancy and other	34,644	22.0%	36,446	20.3%	121,723	21.1%	121,522	20.4%
Total company restaurant costs	$127,312	80.7%	$138,993	77.5%	$459,134	79.6%	$468,408	78.7%

Jack in the Box company restaurant sales decreased $21.7 million in the quarter and $18.8 million year-to-date in 2017 as compared with the prior year primarily driven by a decrease in the average number of restaurants and, to a lesser extent, by a decrease in traffic, partially offset by menu price increases and favorable product mix. The following table presents the approximate impact of these (decreases) increases on company restaurant sales (in thousands):

	Quarter	Year-to-date
Decrease in the average number of restaurants	$(23,700)	$(15,600)
AUV increase (decrease)	2,000	(3,200)
Total change in company restaurant sales	$(21,700)	$(18,800)
Fiscal basis same-store sales at Jack in the Box company-operated restaurants decreased 1.8% in the quarter, and 1.0% year-to-date versus last year primarily due to a decline in transactions, offset by menu price increases and favorable mix. The following table summarizes the change in company-operated fiscal basis same-store sales:

	Quarter		Year-to-date
	July 9, 2017	July 3, 2016	July 9, 2017	July 3, 2016
Average check (1)	3.2%	3.5%	4.5%	2.8%
Transactions	(5.0)%	(3.7)%	(5.5)%	(3.0)%
Change in fiscal-basis same-store sales	(1.8)%	(0.2)%	(1.0)%	(0.2)%
____________________________

(1)	Amounts in 2017 and 2016 include price increases of approximately 1.7% and 3.3%, respectively, in the quarter, and 2.5% and 3.1%, respectively, year-to-date.
Food and packaging costs as a percentage of company restaurant sales increased to 29.3% in the quarter, and decreased to 28.8% year-to-date in 2017, compared with 28.9% and 30.1%, respectively, in 2016. In the quarter, an increase in commodity costs was partially offset by favorable product mix changes and menu price increases. The year-to-date decrease was driven by favorable product mix changes, lower commodity costs, and menu price increases. Commodity costs increased 4.9% in the quarter, and decreased 1.1% year-to-date compared to a year ago. In the quarter, the increase in commodity costs was due primarily to higher costs for beef, produce, pork, and beverages. Year-to-date, the decrease was driven by lower costs for eggs, produce, and pork, partially offset by higher costs for beverages and potatoes. Beef, our most significant commodity, increased approximately 17.0% in the quarter and approximately 0.6% year-to-date compared with the prior year. For fiscal 2017, we currently expect commodity costs to be approximately flat at our Jack in the Box restaurants compared with fiscal 2016.
Payroll and employee benefit costs as a percentage of company restaurant sales increased to 29.5% in the quarter, and 29.7% year-to-date in 2017 compared with 28.2% in 2016 due primarily to wage inflation resulting from an increase in the minimum wage in certain markets, highly competitive labor markets, and labor management, and an increase in worker’s compensation costs during the quarter.

Occupancy and other costs decreased $1.8 million in the quarter, and increased $0.2 million year-to-date in 2017 compared to the prior year due to a decrease in the average number of restaurants, impacting occupancy and other costs by approximately $5.2 million in the quarter and $3.3 million year-to-date. This decrease was partially offset in the quarter, and more than offset year-to-date, by higher maintenance and repair expenses, an increase in property rent on a per store average basis due to routine rent increases, and higher costs for utilities.
Franchise Operations
The following table presents Jack in the Box franchise revenues and costs in each period and other information we believe is useful in analyzing the change in franchise operating results (dollars in thousands):

	Quarter		Year-to-date
	July 9, 2017	July 3, 2016	July 9, 2017	July 3, 2016
Franchise rental revenues	$52,824	$52,849	$175,555	$175,126

Royalties	33,150	31,770	107,426	104,190
Franchise fees and other	2,355	416	5,567	1,421
Franchise royalties and other	35,505	32,186	112,993	105,611
Total franchise revenues	88,329	85,035	288,548	280,737

Rental expense	32,547	31,571	106,280	103,708
Depreciation and amortization	7,266	7,253	23,342	24,692
Franchise occupancy expenses	39,813	38,824	129,622	128,400
Franchise support and other costs	1,952	2,515	6,223	8,614
Total franchise costs	$41,765	$41,339	$135,845	$137,014
Franchise costs as a % of total franchise revenues	47.3%	48.6%	47.1%	48.8%

Average number of franchise restaurants	1,875	1,839	1,848	1,838
% increase	2.0%		0.5%
Increase in franchise-operated fiscal basis same-store sales	—%	1.5%	1.4%	1.3%
Franchise restaurant AUVs	$342	$340	$1,135	$1,115
Royalties as a percentage of total franchise restaurant sales	5.2%	5.1%	5.1%	5.1%
Franchise rental revenues stayed relatively consistent in the quarter, and year-to-date, decreasing less than $0.1 million in the quarter, and increasing $0.4 million, or 0.2%, year-to-date, as compared with a year ago. In the quarter, the increase in franchise rental revenues was driven by an increase in the average number of franchise restaurants, offset by a reduction in revenues of $1.0 million due to the termination of lease agreements associated with the 31 franchise restaurants that we acquired in the third quarter of 2017. The slight increase in year-to-date franchise rental revenues is primarily due to an increase in revenues from percentage rent due to an increase in franchise-operated fiscal basis same-store sales, and an increase in the average number of franchise restaurants, which was partially offset by the $1.0 million reduction in revenues due to the termination of lease agreements mentioned above.
Franchise royalties and other increased $3.3 million, or 10.3%, in the quarter, and $7.4 million, or 7.0% year-to-date in 2017 versus a year ago primarily reflecting an increase in franchise fees related to the sale of 60 and 58 company-operated restaurants to franchisees during the second and third quarters of 2017, respectively, and an increase in royalties driven by the increase in average number of franchise restaurants primarily resulting from refranchising, and an increase in year-to-date AUVs.
Franchise occupancy expenses, principally rents and depreciation on properties subleased or leased to franchisees, increased $1.0 million in the quarter, and $1.2 million year-to-date in 2017 versus a year ago due primarily to a decrease of $0.1 million in the quarter and $1.8 million year-to-date in favorable lease commitment adjustments related to previously refranchised markets based on sales performance over the first year resulting in higher rent, and an increase in company-operated restaurants sold to franchises in 2017. These increases were partially offset by the impact of restaurants acquired by the Company in 2017, and, year-to-date, a decrease in depreciation expense as our building assets become fully depreciated.
Franchise support and other costs decreased $0.6 million in the quarter, and $2.4 million year-to-date in 2017 as compared with prior year, primarily due to savings realized in connection with our restructuring plan.

Qdoba Brand
Company Restaurant Operations
The following table presents Qdoba company restaurant sales and costs, and restaurant costs as a percentage of the related sales. Percentages may not add due to rounding (dollars in thousands):

	Quarter				Year-to-date
	July 9, 2017		July 3, 2016		July 9, 2017		July 3, 2016
Company restaurant sales	$107,067		$99,371		$334,558		$308,441
Company restaurant costs:
Food and packaging	33,977	31.7%	29,932	30.1%	105,794	31.6%	93,660	30.4%
Payroll and employee benefits	28,412	26.5%	26,256	26.4%	93,380	27.9%	83,210	27.0%
Occupancy and other	27,072	25.3%	22,672	22.8%	87,607	26.2%	74,822	24.3%
Total company restaurant costs	$89,461	83.6%	$78,860	79.4%	$286,781	85.7%	$251,692	81.6%
Company restaurant sales increased $7.7 million in the quarter, and $26.1 million year-to-date in 2017 as compared with the prior year due primarily to the net addition of 37 Qdoba company-operated restaurants since a year ago, partially offset by a decline in AUVs. The following table presents the approximate impact of these increases (decreases) on company restaurant sales (in thousands):

	Quarter	Year-to-date
Increase in the average number of company restaurants	$9,700	$37,000
AUV decrease	(2,000)	(10,900)
Total change in company restaurant sales	$7,700	$26,100
Fiscal basis same-store sales at Qdoba company-operated restaurants decreased 1.7% in the quarter, and 2.7% year-to-date in 2017 as compared with the prior year primarily driven by a decline in traffic, partially offset by catering growth, and year-to-date, menu price increases. The following table summarizes the change in company-operated fiscal basis same-store sales:

	Quarter		Year-to-date
	July 9, 2017	July 3, 2016	July 9, 2017	July 3, 2016
Transactions	(3.6)%	0.4%	(4.4)%	1.8%
Average check (1)	1.1%	—%	1.1%	(0.7)%
Catering	0.8%	0.6%	0.6%	0.7%
Change in fiscal basis same-store sales	(1.7)%	1.0%	(2.7)%	1.8%
____________________________

(1)	Amounts in 2017 and 2016 include price changes of approximately flat and an increase of 1.3%, respectively, in the quarter and increases of 0.3% and 1.0%, respectively, year-to-date.
Food and packaging costs as a percentage of company restaurant sales in 2017 increased to 31.7% in the quarter, and 31.6% year-to-date, compared with 30.1% and 30.4%, respectively, in 2016. In the quarter, unfavorable product mix and higher commodity costs were partially offset by a decrease in discounting. Year-to-date, unfavorable product mix was partially offset by a decrease in discounting, lower commodity costs and menu price increases. Commodity costs increased approximately 2.5% in the quarter due to higher costs for avocados and produce, partially offset by lower costs for beef and tortillas. Year-to-date, commodity costs decreased by approximately 0.4% due to lower costs for beef, tortillas, cheese and poultry which were partially offset by higher costs for avocados and beans. In 2017, beef costs decreased most significantly by approximately 8% in the quarter and year-to-date as compared with a year ago. Avocados increased most significantly by approximately 60% in the quarter, and 37% year-to-date as compared with a year ago. For fiscal 2017, we currently expect commodity costs to be approximately flat at our Qdoba restaurants compared with fiscal 2016.
Payroll and employee benefit costs as a percentage of company restaurant sales in 2017 increased to 26.5% in the quarter and 27.9% year-to-date, from 26.4% and 27.0%, respectively, in 2016. The percent of sales increase in both periods is primarily due to the impact of new restaurant openings, wage inflation due to highly competitive labor markets, deleverage from a decrease in fiscal basis same-store sales and, year-to-date, labor inefficiencies, partially offset by lower insurance costs and lower levels of incentive compensation driven by operating results. Restaurants opened since the third quarter of the prior year negatively impacted payroll and employee benefit costs as a percentage of company restaurant sales by approximately 40 basis points in both the 2017 quarter and year-to-date periods.

Occupancy and other costs increased $4.4 million in the quarter, and $12.8 million year-to-date in 2017 compared with the prior year, primarily driven by an increase in the number of restaurants, impacting occupancy and other costs by approximately $2.5 million in the quarter, and $9.7 million year-to-date. To a lesser extent, the increase in occupancy and other costs was driven by increases in utilities, increases in property rent due to routine rent increases and higher average rent for new locations, as well as higher maintenance and repair expenses, and equipment upgrades.
Franchise Operations
The following table presents Qdoba franchise revenues and costs in each period and other information we believe is useful in analyzing the change in franchise operating results (dollars in thousands):

	Quarter		Year-to-date
	July 9, 2017	July 3, 2016	July 9, 2017	July 3, 2016
Franchise rental revenues	$25	$29	$84	$92

Royalties	4,359	4,784	14,212	15,148
Franchise fees and other	294	261	1,148	1,093
Franchise royalties and other	4,653	5,045	15,360	16,241
Total franchise revenues	4,678	5,074	15,444	16,333

Rental expense (1)	24	24	81	75
Franchise support and other costs	976	1,139	3,284	3,809
Total franchise costs	$1,000	$1,163	$3,365	$3,884
Franchise costs as a % of total franchise revenues	21.4%	22.9%	21.8%	23.8%

Average number of franchise restaurants	338	346	336	343
% (decrease)	(2.3)%		(2.0)%
Increase in franchise-operated fiscal basis same-store sales	1.1%	0.1%	0.2%	1.3%
Franchise restaurant AUVs	$270	$270	$876	$881
Royalties as a percentage of total franchise restaurant sales	4.8%	5.1%	4.8%	5.0%
________________________________________

(1)	Included in franchise occupancy expenses in the accompanying condensed consolidated statements of earnings.
Franchise royalties and other decreased $0.4 million, or 7.8%, in the quarter, and $0.9 million, or 5.4%, year-to-date in 2017 as compared with 2016 primarily due to a decrease in the average number of franchise restaurants as we acquired 14 franchise-operated locations in the fourth quarter of 2016. The decrease was also partially attributable to a reduction in royalties as a percentage of franchise restaurant sales related to development incentives offering reduced royalties to franchisees who open new restaurants.
Franchise costs, principally support costs, decreased $0.2 million in the quarter, and $0.5 million year-to-date in 2017 versus a year ago primarily due to a decrease in support costs.

Selling, General and Administrative (“SG&A”) Expenses
The following table presents the change in 2017 SG&A expenses compared with the prior year (in thousands):

	(Decrease) / Increase
	Quarter	Year-to-date
Incentive compensation (including share-based compensation and related payroll taxes)	$(3,537)	$(8,575)
Pension and postretirement benefits	(2,139)	(7,132)
Insurance	(2,050)	(3,661)
Qdoba brand conference	—	(833)
Consulting	33	(1,039)
Cash surrender value of COLI policies, net	73	1,554
Advertising	553	(2,439)
Pre-opening costs	1,728	352
Legal settlement	2,543	2,543
Other (including savings related to our restructuring plan)	(1,607)	(6,444)
	$(4,403)	$(25,674)
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
Insurance costs decreased due to a decrease in workers’compensation and general liability claim developments compared with a year ago, and a decrease in costs for group insurance related to lower claim payments.
Advertising costs at our Jack in the Box brand are primarily contributions to our marketing fund and are determined as a percentage of gross restaurant sales. Jack in the Box advertising costs decreased $1.5 million in the quarter and $3.0 million year-to-date in 2017 compared with a year ago due to a decrease in the number of company-operated restaurants, and year-to-date, a decrease in discretionary marketing fund contributions. In 2017, advertising costs associated with our Qdoba brand increased $2.0 million in the quarter and $0.6 million year-to-date versus a year ago due primarily to a shift in the timing of spending.
Pre-opening costs in both periods of 2017 increased over prior year periods primarily due to the acquisition of Jack in the Box restaurants in the current quarter, resulting in $2.2 million in costs that were incurred while the restaurants were closed. Higher year-to-date pre-opening costs related to the Jack brand acquisitions were partially offset by a decrease of $1.6 million in Qdoba brand pre-opening costs due to a decrease in the number of Qdoba restaurants opened and under construction during the period.
In the third quarter of 2016, we received notice that a claim we made in connection with the Deepwater Horizon Court Supervised Settlement Program was approved by the United States District Court for the Eastern District of Louisiana, resulting in a recovery of $2.5 million. The program compensated businesses for economic damages they incurred in connection with the 2010 oil rig spill in the Gulf of Mexico. Our claim related to certain Jack in the Box restaurants in Louisiana and Texas.
Other includes savings related to our restructuring plan announced in 2016 that includes workforce reductions and the relocation of our Qdoba corporate support center to reduce our corporate general and administrative costs.

Impairment and Other Charges, Net
Impairment and other charges, net is comprised of the following (in thousands):

	Quarter		Year-to-date
	July 9, 2017	July 3, 2016	July 9, 2017	July 3, 2016
Costs of closed restaurants and other (primarily lease obligations)	$2,244	$914	$5,434	$2,489
Restructuring costs	1,837	7,744	6,081	7,744
Losses on disposition of property and equipment, net	952	637	2,186	2,283
Accelerated depreciation	674	673	1,394	1,531
Restaurant impairment charges	505	551	505	551
	$6,212	$10,519	$15,600	$14,598

Impairment and other charges, net decreased $4.3 million in the quarter, and increased $1.0 million year-to-date in 2017 compared with a year ago. In the quarter, the decrease was primarily driven by a $5.9 million reduction in restructuring charges recognized, offset by a $1.3 million increase in costs associated with closed restaurant properties which includes $1.0 million in costs related to the closure of three underperforming restaurants acquired from a franchisee. The year-to-date increase was primarily driven by a $2.9 million increase in costs associated with closed restaurant properties primarily related to revisions of certain sublease assumptions for our lease obligations and including $1.0 million in costs related to the closure of three underperforming restaurants acquired from a franchisee, partially offset by a $1.7 million decrease in restructuring charges recognized. Restructuring charges in 2017 and 2016 are the result of a plan that management initiated in fiscal 2016 to reduce our general and administrative costs. This plan includes cost saving initiatives from workforce reductions, relocation and consolidation of our Qdoba corporate support center, refranchising initiatives, and the consolidation of information technology across both brands. Restructuring charges in 2017 also include $1.7 million of costs related to the evaluation of potential alternatives with respect to the Qdoba brand. Refer to Note 6, Impairment and Other Charges, Net of the notes to the condensed consolidated financial statements for additional information regarding these costs.

Gains on the Sale of Company-Operated Restaurants (dollars in thousands)
Gains on the sale of company-operated restaurants, net are detailed in the following table (dollars in thousands):

	Quarter		Year-to-date
	July 9, 2017	July 3, 2016	July 9, 2017	July 3, 2016
Number of restaurants sold to Jack in the Box franchisees	58	—	118	1

Gains on the sale of company-operated restaurants	$13,250	$409	$21,166	$1,224
Gains (losses) are impacted by the number of restaurants sold and changes in average gains or losses recognized, which relate to the specific sales and cash flows of those restaurants. Gains in 2017 include additional proceeds of $0.1 million year-to-date, and none in the quarter, related to Jack in the Box restaurants sold in a prior year. Gains in 2016 include additional proceeds of $0.4 million and $1.4 million in the quarter and year-to-date, respectively, related to the extension of the underlying franchise and lease agreements from the sale of Jack in the Box restaurants in prior years. Refer to Note 3, Summary of Refranchisings, Franchisee Development and Acquisitions, of the notes to the condensed consolidated financial statements for additional information regarding these gains.

Interest Expense, Net
Interest expense, net is comprised of the following (in thousands):

	Quarter		Year-to-date
	July 9, 2017	July 3, 2016	July 9, 2017	July 3, 2016
Interest expense	$11,447	$7,653	$35,163	$23,009
Interest income	(14)	(40)	(72)	(310)
Interest expense, net	$11,433	$7,613	$35,091	$22,699
Interest expense, net increased $3.8 million in the quarter, and $12.4 million year-to-date in 2017 compared with a year ago primarily due to higher average borrowings, which contributed additional interest expense of approximately $2.0 million and $5.7 million, respectively, and to a lesser extent, higher average interest rates, which contributed additional interest expense of approximately $1.2 million and $3.5 million, respectively.
Income Taxes
The tax rate in 2017 was 33.2% in the quarter and 36.7% year-to-date, compared with 36.0% and 36.8%, respectively, in 2016. We expect the fiscal year tax rate to be approximately 37.0%. The final annual tax rate cannot be determined until the end of the fiscal year; therefore, the actual 2017 rate could differ from our current estimates. Refer to Note 7, Income Taxes, of the notes to the condensed consolidated financial statements for additional information regarding income taxes.
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
Cash Flows
The table below summarizes our cash flows from operating, investing and financing activities (in thousands):

	Year-to-date
	July 9, 2017	July 3, 2016
Total cash provided by (used in):
Operating activities	$139,907	$146,699
Investing activities	17,542	(67,770)
Financing activities	(166,918)	(90,036)
Effect of exchange rate changes on cash	(1)	11
Net decrease in cash	$(9,470)	$(11,096)
Operating Activities. Operating cash flows in 2017 decreased $6.8 million compared with a year ago primarily due to a $35.1 million and $11.8 million increase in income tax and interest payments, respectively, made in 2017 compared to 2016, partially offset by the timing of October rent payments of $16.8 million made prior to the end of 2016, and an increase in net earnings in 2017.
Pension and Postretirement Contributions — Our policy is to fund our pension plans at or above the minimum required by law. As of January 1, 2016, the date of our last actuarial funding valuation, there was no minimum contribution funding requirement for our qualified pension plan (“Qualified Plan”). In fiscal 2016, we made an $80.0 million accelerated contribution to our Qualified Plan and as such do not expect to make any contributions in fiscal 2017. Year-to-date 2017, we contributed $4.1 million to our non-qualified pension plan and postretirement plans.

Investing Activities. Cash provided by (used in) investing activities changed from a use of $67.8 million in 2016 to a source of $17.5 million in 2017. This change primarily resulted from $62.9 million in proceeds from the sale of 118 company-operated Jack in the Box restaurants in 2017, and a $27.8 million decrease in capital expenditures.
Capital Expenditures — The composition of capital expenditures in each period follows (in thousands):

	Year-to-date
	July 9, 2017	July 3, 2016
Jack in the Box:
Restaurant facility expenditures	$18,329	$23,182
New restaurants	1,500	8,615
Other, including information technology	2,818	448
	22,647	32,245
Qdoba:
New restaurants	13,629	32,302
Restaurant facility expenditures	7,909	3,796
Other, including information technology	991	3,129
	22,529	39,227
Shared Services:
Information technology	1,974	3,310
Other, including facility improvements	60	189
	2,034	3,499

Consolidated capital expenditures	$47,210	$74,971
Our capital expenditure program includes, among other things, investments in new locations and equipment, restaurant remodeling, and information technology enhancements. Capital expenditures decreased $27.8 million compared to a year ago primarily resulting from a $18.7 million and $7.1 million decrease in spending related to building new Qdoba and Jack in the Box restaurants, respectively, and a $4.9 million decrease in spending related to Jack in the Box facility expenditures, primarily exterior facility enhancements. These decreases were partially offset by an increase in spending of $4.1 million associated with Qdoba restaurant facility expenditures primarily related to new signage. We expect fiscal 2017 capital expenditures to be approximately $80.0 million to $90.0 million. In fiscal 2017, we plan to open approximately 25 new Qdoba company-operated locations, and approximately five new Jack in the Box company-operated locations.
Assets Held for Sale and Leaseback — We use sale and leaseback financing to limit the initial cash investment in our restaurants to the cost of the equipment, whenever possible. During 2017 and 2016, we exercised our right of first refusal related to two and three leased properties, respectively, which we intend to sell and leaseback within the next 12 months of the respective balance sheet date. The following table summarizes the cash flow activity related to sale and leaseback transactions in each period (dollars in thousands):

	Year-to-date
	July 9, 2017	July 3, 2016
Number of restaurants sold and leased back	1	4

Purchases of assets intended for sale and leaseback	$(3,248)	$(5,593)
Proceeds from the sale and leaseback of assets	$2,466	$7,748
As of July 9, 2017, we had investments of $17.2 million relating to eight restaurant properties that we expect to sell and leaseback during the next 12 months.

Acquisition of Franchise-Operated Restaurants — We acquired 50 Jack in the Box franchise restaurants in 2017, and one Jack in the Box franchise restaurant in 2016. In 2017, 31 restaurants were acquired in the third quarter resulting from an agreement with an underperforming franchisee that was in violation of franchise and lease agreements with the Company. Under this agreement, the franchisee voluntarily agreed to turn over the restaurants. The acquisition of an additional 19 restaurants in 2017 was the result of a legal action filed in September 2013 against a franchisee in which we obtained a judgment in January 2017 granting us possession of the restaurants.
Of the 50 restaurants acquired in 2017, we sold eight of the restaurants to a franchisee and closed three during the quarter. We plan to sell the remaining restaurants acquired in 2017 as part of our refranchising strategy. For additional information, refer to Note 3, Summary of Refranchisings, Franchisee Development and Acquisitions, and Note 6, Impairment and Other Charges, Net, of the notes to the condensed consolidated financial statements.
Sale of Company-Operated Restaurants — We continue to expand franchise ownership in the Jack in the Box system primarily through the sale of company-operated restaurants to franchisees. The following table details proceeds received in connection with our refranchising activities in each period (dollars in thousands):

	Year-to-date
	July 9, 2017	July 3, 2016
Number of restaurants sold to Jack in the Box franchisees	118	1

Proceeds from the sale of company-operated restaurants	$62,923	$1,434
Proceeds in 2017 include additional gains of $0.1 million related to Jack in the Box restaurants sold in previous years, and proceeds in 2016 include additional gains of $1.4 million related to the extension of the underlying franchise and lease agreements related to Jack in the Box restaurants sold in a prior year. For additional information, refer to Note 3, Summary of Refranchisings, Franchisee Development and Acquisitions, of the notes to condensed consolidated financial statements.
Financing Activities. Cash flows used in financing activities increased $76.9 million in 2017 compared with a year ago primarily due to an increase in cash used to repurchase common stock, a net increase in payments under our credit facility, and an increase in cash used to pay dividends, partially offset by an increase in proceeds from the issuance of our common stock.
Credit Facility — Our credit facility consists of (i) a $900.0 million revolving credit agreement and (ii) a $700.0 million term loan. Both the revolving credit agreement and the term loan have maturity dates of March 19, 2019. As part of the credit agreement, we may also request the issuance of up to $75.0 million in letters of credit, the outstanding amount of which reduces our net borrowing capacity under the agreement. As of July 9, 2017, we had $653.1 million outstanding under the term loan, borrowings under the revolving credit agreement of $520.9 million, and letters of credit outstanding of $31.4 million.
The interest rate on our credit facility is based on our leverage ratio and can range from the London Interbank Offered Rate (“LIBOR”) plus 1.25% to 2.25% with a 0% floor on LIBOR. The current interest rate is LIBOR plus 2.00%.
We are subject to a number of customary covenants under our credit facility, including limitations on additional borrowings, acquisitions, loans to franchisees, lease commitments, stock repurchases and dividend payments, and requirements to maintain certain financial ratios as defined in the credit agreement. We were in compliance with all covenants as of July 9, 2017.
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
Repurchases of Common Stock — During year-to-date 2017, we repurchased 3.2 million common shares at an aggregate cost of $327.2 million, compared with 3.5 million common shares at an aggregate cost of $250.0 million in 2016. As of July 9, 2017, there was approximately $181.0 million remaining under Board-authorized stock-buyback programs which expire in November 2018. In our condensed consolidated statement of cash flows for 2017, repurchases of common stock includes $7.2 million related to repurchase transactions traded in the prior fiscal year that settled in 2017.

Dividends — During year-to-date 2017, the Board of Directors declared three cash dividends of $0.40 per common share totaling $37.4 million. Future dividends are subject to approval by our Board of Directors.
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

•
While we have commenced an evaluation of potential alternatives with respect to the Qdoba brand, there can be no assurance that our evaluation will result in a definitive action. In the event that we do proceed with a potential alternative action with respect to the Qdoba brand, there is no guarantee that such action will be successful.

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

ITEM 3.        QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Our primary exposure to risks relating to our financial instruments is changes in interest rates. Our credit facility is comprised of a revolving credit facility and a term loan, bearing interest at a rate equal to the prime rate or LIBOR plus an applicable margin based on a financial leverage ratio. As of July 9, 2017, the applicable margin for the LIBOR-based revolving loans and term loan was set at 2.00%.
We use interest rate swap agreements to reduce exposure to interest rate fluctuations. In April 2014, we entered into nine forward-starting interest rate swap agreements that effectively converted $300.0 million of our variable rate borrowings to a fixed-rate basis from October 2014 through October 2018. Additionally, in June 2015, we entered into eleven forward-starting interest rate swap agreements that effectively converted an additional $200.0 million of our variable rate borrowings to a fixed-rate from October 2015 through October 2018, and $500.0 million from October 2018 through October 2022. Based on the applicable margin in effect as of July 9, 2017, these twenty interest rate swaps would yield average fixed rates of 3.90%, 4.41%, 4.62%, 4.89%, 5.07%, 5.17% in years 2017 through 2022, respectively. For additional information related to our interest rate swaps, refer to Note 5, Derivative Instruments, of the notes to condensed consolidated financial statements.
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
ITEM 4.        CONTROLS AND PROCEDURES
Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures
Based on an evaluation of the Company’s disclosure controls and procedures (as defined in Rules 13a-15 and 15d-15 of the Securities Exchange Act of 1934, as amended), as of the end of the Company’s quarter ended July 9, 2017, the Company’s Chief Executive Officer and Chief Financial Officer (its principal executive officer and principal financial officer, respectively) have concluded that the Company’s disclosure controls and procedures were effective.

Changes in Internal Control over Financial Reporting
There have been no changes in the Company’s internal control over financial reporting that occurred during the Company’s fiscal quarter ended July 9, 2017 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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
Stock Repurchases — In the third quarter of fiscal 2017, we did not repurchase any shares of our common stock. During fiscal 2017, we repurchased 3.2 million common shares at an aggregate cost of $327.2 million. As of July 9, 2017, there was approximately $181.0 million remaining under stock-buyback programs which expire in November 2018.

ITEM 3.        DEFAULTS UPON SENIOR SECURITIES
None.
ITEM 4.        MINE SAFETY DISCLOSURES
Not applicable.
ITEM 5.        OTHER INFORMATION
Item 5.03.     Amendments to Articles of Incorporation or Bylaws; Change in Fiscal Year.

On and effective August 4, 2017, the Board of Directors, upon the recommendation of the Nominating & Governance Committee of the Board, amended and restated the By-Laws of the Company (the “By-Laws”) to add to Article VIII new Section 8.07. Section 8.07 provides that unless the Corporation, in writing, selects or consents to the selection of an alternative forum, the sole and exclusive forum for any current or former stockholder (including any current or former beneficial owner) to bring internal corporate claims (as defined below), to the fullest extent permitted by law, and subject to applicable jurisdictional requirements, shall be the Court of Chancery of the State of Delaware (or, if the Court of Chancery does not have jurisdiction, another state court or a federal court located within the State of Delaware). For purposes of this Section 8.07, internal corporate claims means claims, including claims in the right of the Corporation: (a) that are based upon a violation of a duty by a current or former director, officer, employee or stockholder in such capacity; or (b) as to which the Delaware General Corporation Law confers jurisdiction upon the Court of Chancery. The amendment also renumbers previous Section 8.07.

The foregoing is a summary of the amendments made to the By-Laws. This summary is qualified in its entirety by reference to the By-Laws, as amended and restated and filed as Exhibit 3.2, attached hereto and incorporated herein by reference.

ITEM 6.        EXHIBITS

Number	Description	Form	Filed with SEC
3.1	Restated Certificate of Incorporation, as amended, dated September 21, 2007	10-K	11/20/2009
3.1.1	Certificate of Amendment of Restated Certificate of Incorporation, dated September 21, 2007	8-K	9/24/2007
3.2	Amended and Restated Bylaws, dated August 4, 2017	10-Q	Filed herewith
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	—	Filed herewith
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	—	Filed herewith
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	—	Filed herewith
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	—	Filed herewith
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document
* Management contract or compensatory plan.

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

JACK IN THE BOX INC.

By:	/S/ JERRY P. REBEL
Jerry P. Rebel
Executive Vice President and Chief Financial Officer (principal financial officer) (Duly Authorized Signatory)
Date: August 10, 2017