Form 10-K
period 2017-10-01
JACK IN THE BOX INC /NEW/
filed 2017-11-30
CIK 807882

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE FISCAL YEAR ENDED OCTOBER 1, 2017
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
Yes ☐    No ☑
The aggregate market value of the common stock held by non-affiliates of the registrant as of the last business day of the registrant’s most recently completed second fiscal quarter, computed by reference to the closing price reported on the NASDAQ Global Select Market — Composite Transactions as of April 13, 2017, was approximately $2.9 billion.
Number of shares of common stock, $0.01 par value, outstanding as of the close of business on November 24, 2017 — 29,433,478.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the Proxy Statement to be filed with the Securities and Exchange Commission in connection with the 2018 Annual Meeting of Stockholders are incorporated by reference into Part III hereof.

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
The Company
Overview.  Jack in the Box Inc., based in San Diego, California, operates and franchises 2,977 Jack in the Box® quick-service restaurants (“QSRs”) and Qdoba Mexican Eats® ("Qdoba") fast-casual restaurants. References to the Company throughout this Annual Report on Form 10-K are made using the first person notations of “we,” “us” and “our.”
Jack in the Box.  Jack in the Box opened its first restaurant in 1951, and has since become one of the nation’s largest hamburger chains. Based on number of restaurants, our top 10 major markets comprise approximately 70% of the total system, and Jack in the Box is the second largest QSR hamburger chain in nine of those major markets. As of the end of our fiscal year on October 1, 2017, the Jack in the Box system included 2,251 restaurants in 21 states and Guam, of which 276 were company-operated and 1,975 were franchise-operated.
Through the execution of our refranchising strategy over the last five years, we have increased franchise ownership of the Jack in the Box system from 76% at the end of fiscal 2012 to 88% at the end of fiscal 2017. We plan to increase franchise ownership of the Jack in the Box system to approximately 95%. In fiscal 2017, our Jack in the Box franchisees independently developed 18 new franchise restaurants, and we expect the majority of Jack in the Box new unit growth will be through franchise restaurants.
Qdoba.  In 2003, we expanded our competitive footprint beyond the hamburger segment of the QSR industry by acquiring Qdoba Restaurant Corporation, operator and franchisor of the fast-casual concept now known as Qdoba Mexican Eats. Qdoba is the second largest fast-casual Mexican food brand in the United States. As of October 1, 2017, the Qdoba system included 726 restaurants in 47 states, the District of Columbia and Canada, of which 385 were company-operated and 341 were franchise-operated.
Through new unit growth, acquisitions of franchised Qdoba restaurants in select markets, and the refranchising of Jack in the Box restaurants, Qdoba has become a more prominent part of our company restaurant operations. As of the end of fiscal 2017, Qdoba comprised approximately 58% of our total company-operated units as compared with approximately 37% at the end of fiscal 2012.

During 2017, we retained Morgan Stanley & Co. LLC to assist our Board of Directors in its evaluation of potential alternatives with respect to Qdoba, as well as other ways to enhance shareholder value. While substantial progress has been made on the evaluation, there can be no assurance that the evaluation process will result in any transaction or other specific course of action.

Restaurant Concepts
Jack in the Box.  Jack in the Box restaurants offer a broad selection of distinctive products including classic burgers like our Jumbo Jack® burgers, and innovative new product lines such as Buttery Jack® burgers and our Brunchfast® menu. We also offer quality products such as breakfast sandwiches with freshly cracked eggs, and craveble favorites such as tacos and curly fries, along with specialty sandwiches, salads and real ice cream shakes, among other items. We allow our guests to customize their meals to their tastes and order any product when they want it, including breakfast items any time of day (or night). We are known for variety and innovation which has led to the development of four strong dayparts: breakfast, lunch, dinner and late-night.
The Jack in the Box restaurant chain was the first major hamburger chain to develop and expand the concept of drive-thru restaurants. In addition to drive-thru windows, most of our restaurants have seating capacities ranging from 20 to 100 people and are open 18-24 hours a day. Drive-thru sales currently account for approximately 73% of sales at company-operated restaurants. The average check in fiscal year 2017 was $7.71 for company-operated restaurants.
With a presence in only 21 states and one territory, we believe Jack in the Box is a brand with significant growth opportunities. In fiscal 2017, we continued to expand in existing markets. We opened two company-operated restaurants and franchisees opened 18 Jack in the Box restaurants during the year.

The following table summarizes the changes in the number of company-operated and franchise Jack in the Box restaurants over the past five years:

	Fiscal Year
	2017	2016	2015	2014	2013
Company-operated restaurants:
Beginning of period	417	413	431	465	547
New	2	4	2	1	6
Refranchised	(178)	(1)	(21)	(37)	(78)
Closed	(15)	—	(6)	(2)	(11)
Acquired from franchisees	50	1	7	4	1
End of period total	276	417	413	431	465
% of system	12%	18%	18%	19%	21%
Franchise restaurants:
Beginning of period	1,838	1,836	1,819	1,786	1,703
New	18	12	16	11	11
Refranchised	178	1	21	37	78
Closed	(9)	(10)	(13)	(11)	(5)
Sold to company	(50)	(1)	(7)	(4)	(1)
End of period total	1,975	1,838	1,836	1,819	1,786
% of system	88%	82%	82%	81%	79%
System end of period total	2,251	2,255	2,249	2,250	2,251
Qdoba.  Qdoba’s menu features Mexican-themed food items including burritos, tacos, salads, and quesadillas. Guests can customize their meals by adding 3-cheese queso, guacamole, and a variety of sauces and salsas without paying an extra charge. Our new brand name and logos that debuted in fiscal 2016 modify the full name of our brand from Qdoba Mexican Grill® to Qdoba Mexican Eats to better reflect the flavors and variety our menu offers.
Our restaurants also offer a variety of catering options that can be tailored to feed groups of ten to several hundred people. While some of our restaurants serve breakfast, the majority generally operate from 10:30 a.m. to 10:00 p.m. Qdoba restaurants have a seating capacity that ranges from 60 to 80 people, and many locations include outdoor patio seating. In fiscal 2017, the average check for company-operated restaurants was $11.86, which excludes catering sales.
We currently estimate the long-term growth potential for Qdoba to be approximately 2,000 units across the United States. Our company-operated restaurants are generally located in larger market areas. Franchise development is more weighted towards traditional sites, but are also developed in non-traditional sites (airports, college campuses, etc.) or areas where local franchisees can operate more efficiently. During fiscal 2017, we opened 23 company-operated restaurants and franchisees opened 19 Qdoba restaurants, including 14 non-traditional sites.

The following table summarizes the changes in the number of company-operated and franchise Qdoba restaurants over the past five years:

	Fiscal Year
	2017	2016	2015	2014	2013
Company-operated restaurants:
Beginning of period	367	322	310	296	316
New	23	35	17	16	34
Refranchised	—	—	—	—	(3)
Closed	(5)	(4)	(5)	(2)	(64)
Acquired from franchisees	—	14	—	—	13
End of period total	385	367	322	310	296
% of system	53%	53%	49%	49%	48%
Franchise restaurants:
Beginning of period	332	339	328	319	311
New	19	18	22	22	34
Refranchised	—	—	—	—	3
Closed	(10)	(11)	(11)	(13)	(16)
Sold to company	—	(14)	—	—	(13)
End of period total	341	332	339	328	319
% of system	47%	47%	51%	51%	52%
System end of period total	726	699	661	638	615

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
Typical costs to develop a traditional Jack in the Box restaurant, excluding the land value, range from approximately $1.3 million to $2.4 million. The majority of our Jack in the Box restaurants are constructed on leased land or on land that we purchase and subsequently sell, along with the improvements, in sale and leaseback transactions. Upon completion of a sale and leaseback transaction, the Company’s initial cash investment is reduced to the cost of equipment, which ranges from approximately $0.3 million to $0.5 million.
The majority of Qdoba restaurants are located in leased spaces ranging from conventional large-scale retail projects to smaller neighborhood retail strip centers as well as non-traditional locations such as airports, college campuses and food courts. Qdoba restaurant development costs generally range from approximately $0.8 million to $1.1 million depending on the type, square footage, geographic region, and if the location includes an expanded alcohol offering. In fiscal 2016, we finalized our new restaurant design and approved remodel designs for existing restaurants. In fiscal 2017, we began rolling out the new designs for remodels system-wide.
Franchising Program
Jack in the Box.  The Jack in the Box franchise agreement generally provides for an initial franchise fee of $50,000 per restaurant for a 20-year term, royalty payments, and marketing fees at 5.0% of gross sales. Royalty rates, typically 5.0% of gross sales, can range from 2.5% to as high as 10.0% of gross sales, and some existing agreements provide for variable rates and/or royalty holidays. We may offer development agreements to franchisees for construction of one or more new restaurants over a defined period of time and in a defined geographic area. Developers may be required to pay fees for certain company-sourced new sites. Developers may lose their rights to future development if they do not maintain the required opening schedule. To stimulate growth we have offered a waiver of development fees for new sites, in addition to lower royalty rates or a development loan, to franchisees who open restaurants within a specified time frame.

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
Qdoba.  Qdoba franchisees are generally charged an initial franchise fee of $30,000 per restaurant for a 10-year franchise term with a 10-year option to extend at a fee of $5,000, royalty payments, and marketing fees of approximately 1.3% of gross sales. We also require franchisees to spend a minimum of approximately 1.8% of gross sales on local marketing for their restaurants. Royalty rates are typically 5.0% of gross sales. We offer development agreements to franchisees for the construction of one or more new restaurants over a defined period of time and in a defined geographic area for a development fee, a portion of which may be credited against franchise fees due for restaurants when they are opened. If the developer does not maintain the required schedule of openings, they may forfeit such fees and lose their rights to future development. To enhance our traditional growth, we have offered agreements that provide lower royalty rates or a development loan to franchisees who open restaurants within a specified time frame. We continue to pursue non-traditional locations both through multi-location commitments and single unit franchise agreements. Currently, the non-traditional franchise agreements we offer provide for an initial franchise fee between $15,000 to $30,000, and a 6.0% royalty rate. To enhance our multi unit non-traditional growth, we may offer agreements that provide for lower fees.
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
At both brands, company-operated restaurant managers are supervised by district managers, who are overseen by directors of operations, who report to vice presidents of operations. Under our performance system, vice presidents are eligible for an annual incentive based on achievement of goals related to brand earnings and margin, and company-wide performance. Directors are eligible for an annual incentive based on achievement of goals related to brand region level sales, profit, and company-wide performance. District managers and restaurant managers are eligible for quarterly incentives based on growth in restaurant sales and profit and/or certain other operational performance standards.
Jack in the Box. Company restaurant managers are required to complete an extensive management training program involving a combination of in-restaurant instruction and on-the-job training in specially designated training restaurants. Restaurant managers and supervisory personnel train other restaurant employees in accordance with detailed procedures and guidelines using training aids available at each location.
Qdoba. The Qdoba Training System is used to provide employees with detailed training by position, from entry level to restaurant manager. Restaurant management are certified to train and develop team members through a series in-restaurant instruction and on the job training that focus on knowledge, skills and behaviors. The Qdoba Training System certifies  achievement for our cooks and line servers who showcase excellence in their positions. Team members must have, or acquire, specific technical and behavioral skills to become certified in all positions.
Customer Satisfaction
Company-operated and franchise-operated restaurants devote significant resources toward offering quality food and excellent service at all of our restaurants. One tool we use to help us maintain a high level of customer satisfaction is our Voice of Guest program, which provides restaurant managers, district managers, and franchise operators with ongoing feedback from guests who complete a short guest satisfaction survey via an invitation typically provided on the register receipt. In these surveys, guests rate their satisfaction with key elements of their restaurant experience, including friendliness, food quality, cleanliness, speed of service and order accuracy. In 2017, the Jack in the Box and Qdoba systems received approximately 1.9 million and 0.3 million guest survey responses, respectively. Our Guest Relations Department receives feedback that guests provide via our website, and communicates that feedback to restaurant managers and franchise operators. We also collect guest feedback through social media and other resources.

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
Supply Chain
In fiscal 2012, all of our Jack in the Box company-operated restaurants and approximately 90% of our Jack in the Box franchisees entered into a long-term contract with a third-party distributor. Under this contract, the distributor will provide distribution services through seven distribution centers in the continental United States to our Jack in the Box restaurants through August 2022. Beginning in June 2015, the remaining 10% of our Jack in the Box franchisees decided to use the services of the same third-party distributor under the same long-term contract.
In fiscal 2012, all of our Qdoba company-operated restaurants and approximately 90% of our Qdoba franchisees began utilizing the distribution services of another third-party distributor under a long-term contract, which ended in February 2017. Since December 2014, the remaining 10% of our Qdoba franchisees have utilized the same third-party distributor under the same long-term contract. In March 2017, all company-operated and franchise-operated restaurants entered into a five year distribution services agreement, which ends in February of 2022, with a consortium of four Qdoba regional distributors comprising 18 distribution centers in the United States and two distribution centers in Canada.
The primary commodities purchased by our restaurants are beef, poultry, pork, cheese and produce. Shrimp, avocados, rice, beans and tortillas are additional commodities purchased by Qdoba. We monitor and purchase commodities in order to minimize the impact of fluctuations in price and supply. Contracts are entered into and commodity market positions may be secured when we consider them to be advantageous. However, certain commodities remain subject to price fluctuations. Most, if not all essential food and beverage products are available, or can be made available, upon short notice from alternative qualified suppliers.
Information Systems
At our shared services corporate support center, we have centralized financial accounting systems, human resources and payroll systems, and a communications and network infrastructure that supports both Jack in the Box and Qdoba corporate functions. Our restaurant software allows for daily polling of sales, inventory and other data from the restaurants directly. Our company restaurants and traditional site franchise restaurants use standardized Windows-based touch screen point-of-sale (“POS”) platforms. These platforms allow the restaurants to accept cash, credit cards and our re-loadable gift cards. Our Qdoba POS system is also enhanced with an integrated guest loyalty program as well as a takeout and delivery interface. The takeout and delivery interface is used to manage online and catering orders that are distributed to sites via a hosted online ordering website. Both brands offer distinct mobile applications that support order-ahead functionality and payment. Jack in the Box now offers mobile ordering in select locations. Qdoba allows for mobile and web ordering at all of its U.S. restaurants.
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

Qdoba. At Qdoba, our marketing and advertising programs are designed to build brand awareness, lift restaurant traffic, and increase brand advocacy. All company and franchise restaurants financially contribute a percentage of gross sales to fund the production and development of advertising assets, including but not limited to national and regional radio, print, and digital and social media. Advertising is created at the brand level and the system operators can utilize these assets, or tap into our in-house creative services group to create custom advertising that meets their particular communication objectives while adhering to brand standards. Additionally, the brand has launched an affinity and mobile platform designed to inspire, motivate and reward increased frequency among Qdoba guests.
Employees
At October 1, 2017, we had approximately 16,600 employees, of whom 15,900 were restaurant employees, 500 were corporate personnel, and 200 were field management or administrative personnel. Employees are paid on an hourly basis, except certain restaurant management, operations and corporate management, and administrative personnel. We employ both full- and part-time restaurant employees in order to provide the flexibility necessary during peak periods of restaurant operations. We have not experienced any significant work stoppages, and we support our employees, including part-time workers, by offering industry competitive wages and benefits.
Executive Officers
The following table sets forth the name, age, position and years with the Company of each person who is an executive officer of Jack in the Box Inc. as of October 1, 2017:

Name	Age	Positions	Years with the Company
Leonard A. Comma	48	Chairman of the Board and Chief Executive Officer	16
Mark H. Blankenship, Ph.D.	56	Executive Vice President, Chief People, Culture and Corporate Strategy Officer	20
Jerry P. Rebel	60	Executive Vice President and Chief Financial Officer	14
Phillip H. Rudolph	59	Executive Vice President, Chief Legal and Risk Officer and Corporate Secretary	10
Frances L. Allen	55	President, Jack in the Box Brand	3
Keith M. Guilbault	54	President, Qdoba Brand	13
Paul D. Melancon	61	Senior Vice President of Finance, Controller and Treasurer	12
Carol A. DiRaimo	56	Vice President, Chief Investor Relations and Corporate Communications Officer	9
Vanessa C. Fox	44	Vice President, Chief Development Officer	20
Dean C. Gordon	55	Vice President, Chief Supply Chain Officer	8
Raymond Pepper	56	Vice President and General Counsel	20
Iwona Alter	48	Vice President and Chief Marketing Officer, Jack in the Box Brand	11
The following sets forth the business experience of each executive officer for at least the last five years:
Mr. Comma has been Chairman of the Board and Chief Executive Officer since January 2014. From May 2012 until October 2014, he served as President, and from November 2010 through January 2014, as Chief Operating Officer. Mr. Comma served as Senior Vice President and Chief Operating Officer from February 2010 to November 2010, Vice President Operations Division II from February 2007 to February 2010, Regional Vice President of the Company’s Southern California region from May 2006 to February 2007 and Director of Convenience-Store & Fuel Operations for the Company’s proprietary chain of Quick Stuff convenience stores from August 2001 to May 2006. Mr. Comma has 25 years of retail and franchise experience.
Dr. Blankenship has been Executive Vice President, Chief People, Culture and Corporate Strategy Officer since November 2013. He was previously Senior Vice President and Chief Administrative Officer from October 2010 to November 2013, Vice President, Human Resources and Operational Services from October 2005 to October 2010 and Division Vice President, Human Resources from October 2001 to September 2005. Dr. Blankenship has 20 years of experience with the Company in various human resource and training positions.
Mr. Rebel has been Executive Vice President and Chief Financial Officer since October 2005. He was previously Senior Vice President and Chief Financial Officer from January 2005 to October 2005 and Vice President and Controller of the Company from September 2003 to January 2005. Prior to joining the Company in 2003, Mr. Rebel held senior level positions with Fleming Companies and CVS Corporation. He has more than 35 years of corporate finance experience. As the Company announced in April 2017, Mr. Rebel plans to retire as its Executive Vice President and Chief Financial Officer in 2018.
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
Mr. Guilbault has served as President of Qdoba brand since June 2016 and Chief Executive Officer of Qdoba Restaurant Corporation since September 2017. From March 2016 to June 2016, he served as Chief Operating Officer of Qdoba. Prior to that, Mr. Guilbault held several positions with the Jack in the Box brand, including: Senior Vice President and Chief Marketing Officer from November 2013 to March 2016; Vice President of Menu & Innovation from October 2012 to November 2013; Vice President of Franchising from October 2010 to October 2012; Division Vice President of Operations Initiatives from February 2010 to October 2010; and Division Vice President of Brand Innovation & Regional Marketing from February 2006 to February 2010. He joined the Company in 2004 as a Regional Vice President in Central California. Including his service with Jack in the Box Inc., Mr. Guilbault has more than 16 years of experience in management positions with several companies, including Mobil Oil Corporation, Priceline WebHouse Club and Freemarkets, Inc.
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
Ms. DiRaimo has been Vice President and Chief Investor Relations and Corporate Communications Officer since April 2017. She served as Vice President of Investor Relations and Corporate Communications from July 2008 to April 2017. Ms. DiRaimo previously spent 14 years at Applebee’s International, Inc. where she held various positions including Vice President of Investor Relations from February 2004 to November 2007. Ms. DiRaimo has more than 30 years of corporate finance and public accounting experience, including positions with Gilbert/Robinson Restaurants, Inc. and Deloitte.
Ms. Fox has been Vice President and Chief Development Officer overseeing development for the Jack in the Box and Qdoba brands since June 2016, and the Jack in the Box brand since March 2014. Previously, she held numerous positions for the Jack in the Box brand, including: Division Vice President of Franchise Business Development since September 2013 and Division Vice President of Franchise Sales & Development since June 2011. From February 2011 to June 2011, she was Director of Franchise Business Development, and she previously had the same title in Franchise Sales since October 2010. Ms. Fox served in other capacities since joining the Company in 1997. Before joining Jack in the Box Inc., she was a licensed real estate agent and worked for several companies in the residential real estate industry. Ms. Fox has 25 years of real estate and development experience.
Mr. Gordon has been Vice President and Chief Supply Chain Officer since July 2017. He was previously Vice President of Supply Chain Services since October 2012, and Division Vice President of Purchasing from February 2009 to October 2012. Prior to joining the Company in February 2009, Mr. Gordon was Vice President of Supply Chain Management for Potbelly Sandwich Works from December 2005 to February 2009, and he held various positions with Applebee’s International from August 2000 to December 2005, most recently as Executive Director of Procurement. Mr. Gordon also held a number of positions at Prandium, Inc., an operator of multiple restaurant concepts, from October 1994 to August 2000. Mr. Gordon has over 20 years of Supply Chain Management experience.
Mr. Pepper has been Vice President and General Counsel since September 2014. He was previously Vice President, Deputy General Counsel since September 2013, and Division Vice President, Deputy General Counsel from July 2009 to September 2013. Prior to that, Mr. Pepper held the positions of Division Vice President, Corporate Counsel from 2003 to 2009 and Director, Corporate Counsel from 1997 to 2003. Before joining the Company, Mr. Pepper spent 11 years with the law firm of Miller, Boyko and Bell, both as an associate and partner. Mr. Pepper has over 30 years of legal experience.

Ms. Alter has been Vice President and Chief Marketing Officer for the Jack in the Box brand since October 2016. From January 2014 to October 2016, she served as Vice President of Menu Strategy and Innovation. Ms. Alter was previously Division Vice President of Operations from 2011 to 2014, Director of Innovation from 2009 to 2011, and a Marketing Manager from 2005 to 2009. Ms. Alter has more than 20 years of experience in a variety of advertising, marketing and brand-management roles, both domestically and internationally.
Trademarks and Service Marks
The JACK IN THE BOX®, QDOBA MEXICAN EATS®, QDOBA MEXICAN GRILL® and QDOBA® names are of material importance to us, and each is a registered trademark and service mark in the United States and elsewhere. In addition, we have registered or applied to register numerous service marks and trade names for use in our businesses, including the Jack in the Box, Qdoba, and Qdoba Mexican Eats logos and design marks and various product names and designs.
Seasonality
Restaurant sales and profitability are subject to seasonal fluctuations because of factors such as vacation and holiday travel, seasonal weather conditions, and weather crises, all of which affect the public’s dining habits.
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
Regulation
Each restaurant is subject to regulation by federal agencies, as well as licensing and regulation by state and local health, sanitation, safety, fire, zoning, building, consumer protection, taxing and other agencies and departments. Restaurants are also subject to rules and regulations imposed by owners and/or operators of shopping centers, college campuses, airports, military bases or other locations where a restaurant is located. Difficulties or failures in obtaining and maintaining any required permits, licenses or approvals, or difficulties in complying with applicable rules and regulations, could result in restricted operations, closures of existing restaurants, delays or cancellations in the opening of new restaurants, increased cost of operations or the imposition of fines and other penalties.
We are subject to federal, state and local laws governing restaurant menu labeling, as well as to laws restricting the use of, or requiring disclosures about, certain ingredients used in food sold at our restaurants.
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
In addition to laws and regulations governing restaurant businesses directly, there are also regulations, such as the Food Safety Modernization Act, that govern the practices of food manufacturers and distributors, including our suppliers.
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
Risks Related to Operating in the Restaurant Industry
Changes in consumer confidence and declines in general economic conditions could negatively impact our financial results.
The restaurant industry depends on consumer discretionary spending. We are impacted by consumer confidence, which is, in turn, influenced by general economic conditions and discretionary income levels. A material decline in consumer confidence or a decline in family “food away from home” spending could cause our financial results to decline. If economic conditions worsen, customer traffic could be adversely impacted if our customers choose to dine out less frequently or reduce the amount they spend on meals while dining out which could cause our average restaurant sales to decline. An economic downturn may be caused by a variety of factors, such as macro-economic shocks, increased unemployment rates, increased taxes, interest rates or other changes in government fiscal policy. High gasoline prices, increased healthcare costs, declining home prices, and political unrest, foreign or domestic, may potentially contribute to an economic downturn, as may regional or local events, including natural disasters or local regulation. The impact of these factors may be exacerbated by the geographic profile of our Jack in the Box brand. Specifically, nearly 70% of the restaurants in our Jack in the Box system are located in the states of California and Texas. Economic conditions, state and local laws, or government regulations affecting those states may therefore more greatly impact our results than would similar occurrences in other locations.
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

We face significant competition in the food service industry and our inability to compete may adversely affect our business.
The food service industry is highly competitive with respect to price, service, location, product offering, image and attractiveness of the facilities, personnel, advertising, brand identification, and food quality. Our competition includes a large number of national and regional restaurant chains, as well as locally owned and/or independent businesses. In particular, we operate in the quick service and fast-casual restaurant chain segments, in both of which we face a number of established competitors, as well as frequent new entrants to the segment nationally and in regional markets. Some of our competitors have significantly greater financial, marketing, personnel, and other resources than we do. In addition, many of our competitors have greater name recognition nationally or in some of the local or regional markets in which we have restaurants.
Additionally, the trend toward convergence in grocery, deli, and restaurant services is increasing the number of our competitors. For example, competitive pressures can come from deli sections and in-store cafes of major grocery store chains, including those targeted at customers who desire high-quality food and convenience, as well as from convenience stores and other dining outlets. These competitors may have, among other things, a more diverse menu, lower operating costs and prices, better locations, better facilities, better management, more effective marketing, and more efficient operations than we do. Such increased competition could decrease the demand for our products and negatively affect our sales, operating results, profits, business and financial position, and prospects (collectively, our “financial results”).
While we continue to make improvements to our facilities, to implement new service and training initiatives, and to introduce new products, there can be no assurance that such efforts will generate increased sales or sufficient customer interest. Many of our competitors have introduced a variety of new products and service offerings, and advertise that their ingredients are more healthful or locally-sourced. Such competing products and health- or environmental-focused claims may hurt our competitive positioning as existing or potential customers could seek out other dining options.
Changes in demographic trends and in customer tastes and preferences could cause sales to decline.
Changes in customer preferences, demographic trends, and the number, type, and location of competing restaurants have great impact in the restaurant industry. Our sales could be impacted by changes in customer preferences in response to dietary concerns, such as preferences regarding calories, sodium content, carbohydrates, and fat. Such preference changes could result in customers favoring other foods to the exclusion of our menu items. Some customers also may choose to avoid freshly prepared foods, like those we serve, due to food safety concerns. Many of our restaurants, particularly our Qdoba restaurants, are located in or adjacent to shopping malls or similar retail districts; a consumer trend toward online shopping and delivery could reduce foot traffic and sales at these locations. If we fail to adapt to changes in customer preferences and trends, we may lose customers and our sales may deteriorate.
Increases in food and commodity costs could decrease our profit margins or result in a modified menu, which could adversely affect our financial results.
We and our franchisees are subject to volatility in food and commodity costs and availability. Accordingly, our profitability depends in part on our ability to anticipate and react to changes in food costs and availability. As is true of all companies in the restaurant industry, we are susceptible to increases in food costs that are outside of our control. Factors that can impact food and commodity costs include general economic conditions, seasonal fluctuations, weather and climate conditions, global demand, trade protections and subsidies, food safety issues, infectious diseases, possible terrorist activity, currency fluctuations, product recalls and government regulatory schemes. Additionally, some of our produce, meats and restaurant supplies are sourced from outside the United States. Any new or increased import duties, tariffs or taxes, or other changes in U.S. trade or tax policy, could result in higher food and commodity costs that would adversely impact our financial results.
Weather and climate related issues, such as freezes or drought, may lead to temporary or even longer-term spikes in the prices of some ingredients such as produce and meats, or of livestock feed. Increasing weather volatility or other long-term changes in global weather patterns, including any changes associated with global climate change, could have a significant impact on the price or availability of some of our ingredients. Any increase in the prices of the ingredients most critical to our menu, such as beef, chicken, pork, tomatoes, lettuce and potatoes for Jack in the Box, and chicken, beef, cheese, avocados, beans, rice, lettuce, tomatoes, and pork for Qdoba, could adversely affect our financial results. In the event of cost increases with respect to one or more of our raw ingredients, we may choose to change our pricing or suspend serving a menu item, rather than paying the increased cost for the particular ingredient. Any such changes to our currently available menu may negatively impact our restaurant traffic and comparable restaurant sales, and could have an adverse impact on our brand and financial results.
We seek to manage food and commodity costs, including through extended fixed price contracts, strong category and commodity management, and purchasing fundamentals. However, certain commodities such as beef and pork, which currently represent approximately 20% and 7%, respectively, of our consolidated commodity spend, do not lend themselves to fixed price contracts.

We cannot assure you that we will successfully enter into fixed price contracts on a timely basis or on commercially favorable pricing terms. In addition, although our produce contracts contain pre-determined price limits, we are subject to force majeure clauses resulting from weather or acts of God that may result in temporary spikes in costs.
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
Failure to receive scheduled deliveries of high quality food ingredients and other supplies could harm our operations.
Dependence on frequent deliveries of fresh produce and other food products subjects food service businesses such as ours to the risk that shortages or interruptions in supply could adversely affect the availability, quality or cost of ingredients or require us to incur additional costs to obtain adequate supplies. Deliveries of supplies may be affected by adverse weather conditions, natural disasters, financial or solvency issues of our distributors or suppliers, product recalls, or other issues. Further, increases in fuel prices could result in increased distribution costs. In addition, if any of our distributors, suppliers, vendors or other contractors fail to meet our quality or safety standards or otherwise do not perform adequately, or if any one or more of them seeks to terminate its agreement or fails to perform as anticipated, or if there is any disruption in any of our distribution or supply relationships or operations for any reason, our business, financial condition and results of operations may be materially affected.
We have a limited number of suppliers for our major products and rely on a distribution network with a limited number of distribution partners for the majority of our national distribution program in the United States. If our suppliers or distributors are unable to fulfill their obligations under their contracts, it could harm our operations.
We contract with a distribution network with a limited number of distribution partners located throughout the nation to provide the majority of our food distribution services in the United States. Through these arrangements, our food supplies are largely distributed through several primary distributors. If any of these relationships are interrupted or terminated, or if one or more supply or distribution partners are unable or unwilling to fulfill their obligations for whatever reasons, product availability to our restaurants may be interrupted, and business and financial results may be negatively impacted. Although we believe that alternative supply and distribution sources are available, there can be no assurance that we will be able to identify or negotiate with such sources on terms that are commercially reasonable to us.
Food safety and food-borne illness concerns may have an adverse effect on our business by reducing demand and increasing costs.
Food safety is a top priority for our company, and we expend significant resources on food safety programs to ensure that our customers are able to enjoy safe and high quality food products. These include a daily, structured food safety assessment and documentation process at our restaurants, and periodic third-party and internal audits to review the food safety performance of our vendors, distributors and restaurants. Nonetheless, food safety risks cannot be completely eliminated, and food safety and food-borne illness issues do occur in the food service industry. Any report or publicity linking us to instances of food-borne illness or other food safety issues, including issues involving food tampering, natural or foreign objects, or other contaminants or adulterants in our food, could adversely affect our reputation, as well as our financial results. Furthermore, our reliance on food suppliers and distributors increases the risk that food-borne illness incidents could be introduced by third-party vendors outside our direct control. Although we test and audit these activities, we cannot guarantee that all food items are safely and properly maintained during transport or distribution throughout the supply chain.
Additionally, past reports linking nationwide or regional incidents of food-borne illnesses such as salmonella, E. coli, and listeria to certain products such as produce and proteins, or human-influenced illness such as hepatitis A or norovirus have resulted in consumers avoiding certain products and restaurant concepts for a period of time. Similarly, reaction to media-influenced reports of avian flu, incidents of “mad cow” disease, or similar concerns have also caused consumers to avoid any products that are, or are suspected of being, affected and could have an adverse effect on the price and availability of affected ingredients. Further, if we react to these problems by changing our menu or other key aspects of the brand experience, we may lose customers who do not accept those changes, and we may not be able to attract enough new customers to generate sufficient revenue to make our restaurants profitable.
Our restaurants currently have an ingredient mix that can be exposed to one or more food allergens, such as eggs, wheat, milk, fish, shellfish, tree nuts, peanuts, and soy. We employ precautionary allergen training steps for food handlers in order to minimize risk of allergen cross contamination. Even with such precautionary measures, the potential risk of allergen cross contamination exists in a restaurant environment. A potentially serious allergic reaction by a guest may result in adverse public communication, media coverage, a decline in restaurant sales, and a material decline in our financial results.

Negative publicity relating to our business or industry could adversely impact our reputation.
Our business can be materially and adversely affected by widespread negative publicity of any type, particularly regarding food quality, food safety, nutritional content, safety or public health issues (such as outbreaks, epidemics, or the prospect of a pandemic), obesity or other health concerns, animal welfare issues, and employee relations issues, among other things. Adverse publicity in these areas could damage the trust customers place in our brand. The increasingly widespread use of mobile communications and social media platforms has amplified the speed and scope of adverse publicity and could hamper our ability to promptly correct misrepresentations or otherwise respond effectively to negative publicity. Any widespread negative publicity regarding the company, our brands, our vendors and suppliers, or the restaurant industry in general could cause a decline in restaurant sales, and could have a material adverse effect on our financial results.
Additionally, employee or customer claims against us or our franchisees based on, among other things, wage and hour violations, discrimination, harassment or wrongful termination may also create negative publicity that could adversely affect us and divert financial and management resources that would otherwise be focused on the future performance of our operations. Consumer demand for our products could decrease significantly if any such incidents or other matters create negative publicity or otherwise erode consumer confidence in us, our brand or our products, or in the restaurant industry in general.
We are also subject to the risk of negative publicity associated with animal welfare regulations and campaigns. Our restaurants utilize ingredients manufactured from beef, poultry, and pork. Our policies require that our approved food suppliers and their raw material providers engage in proper animal welfare practices. Despite our policies and efforts, media reports and portrayals of inhumane acts toward animals by participants in the food supply chain, whether by our suppliers or not, can create a negative opinion or perception of the food industry’s animal welfare efforts. Such media reports and negative publicity could impact guest perception of our brand or industry, and can have a material adverse effect on our financial results.
Our business could be adversely affected by increased labor costs or difficulties in finding and retaining top-performing personnel.
Labor is a primary component of our operating costs, and we believe good managers and crew are a key part of our success. We devote significant resources to recruiting and training our restaurant managers and crew. Increased labor costs due to factors such as competition for workers, labor market pressures, increased minimum wage requirements, paid sick leave or vacation accrual mandates, or other legal or regulatory changes, such as predictive scheduling, may adversely impact operating costs for us and our franchisees. Additional taxes or requirements to incur additional employee benefit costs, including the requirements of the Patient Protection and Affordable Care Act (the “Affordable Care Act”) or any new or replacement healthcare requirements, could also adversely impact our operating costs. Moreover, if restaurant managers do not schedule our restaurant crews efficiently, our restaurants may be overstaffed at some times, which adversely impacts our labor costs as a percentage of revenue, decreasing our operating margins.
We believe that our continued success will depend, in part, on our ability to attract and retain the services of skilled personnel, from our senior management to our in-store employees. The loss of the services of, or our inability to attract and retain, such personnel could have a material adverse effect on our business. We aim to reduce turnover among our restaurant crews and managers in an effort to retain top performing employees and better realize our investment in training new employees. Any failure to do so may adversely impact our operating results by increasing training costs and making it more difficult to deliver outstanding customer service, which could have a material adverse effect on our financial results.
We may not have the same resources as our competitors for advertising and promotion.
Some of our competitors have greater financial resources, which enable them to invest significantly more than us in advertising, particularly television and radio ads, as well as endorsements and sponsorships; have a presence across more media channels; and support multiple system and regional product launches at one time. Should our competitors increase spending on advertising and promotion, or should the cost of advertising increase or our advertising funds decrease for any reason (including reduced sales, implementation of reduced spending strategies or a decrease in the percentage contribution to the marketing funds for any reason), our results of operations and financial condition may be materially impacted. The growing prevalence and importance of social media platforms, behavioral advertising and mobile technology also pose challenges and risks for our marketing, advertising and promotional strategies; and failure to effectively use and gain traction on these platforms or technologies could cause our advertising to be less effective than our competitors. Our financial results may be harmed if our advertising and promotion are less effective than our competitors for any of these reasons. Moreover, improper or damaging use of social media or mobile technology, including by our employees, franchisees, or guests could increase our costs, lead to litigation or result in negative publicity, all of which could materially impact our results.

We may be adversely impacted by severe weather conditions, natural disasters, terrorist acts or civil unrest that could result in property damage, injury to employees and staff, and lost restaurant sales.
Food service businesses such as ours can be materially and adversely affected by severe weather conditions, such as severe storms, hurricanes, flooding, prolonged drought or protracted heat or cold waves, and by natural disasters, such as earthquakes and wild fires, or “man-made” calamities such as terrorist incidents or civil unrest, and their aftermath. Such occurrences could result in lost restaurant sales, property damage, lost products, interruptions in supply, and increased costs.
If systemic or widespread adverse changes in climate or weather patterns occur, we could experience more of these losses, and such losses could have a material adverse effect on our financial results. The impact of these factors may be exacerbated by the geographic profile of our Jack in the Box brand, as nearly 70% of the restaurants in our Jack in the Box system are located in the states of California and Texas.
Our business is subject to seasonal fluctuations.
As a result of certain seasonal factors, our financial results for any quarter may not be indicative of the results that may be achieved for a full fiscal year. For example, historically, average weekly sales for our restaurants system-wide are lowest in the first quarter of the year.
Risks Related to Our Business Strategy
We may not achieve our development goals.
We intend to grow Qdoba and Jack in the Box either through developing additional company-owned restaurants or new restaurant development by franchisees, both in existing markets and in new markets. Development involves substantial risks, including the risk of:

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

The failure of our franchisees to operate successful and profitable restaurants could negatively impact our business.
The opening and continued success of franchise-operated restaurants depends on various factors, including the demand for our franchises, the selection of appropriate franchisee candidates, the identification and availability of suitable sites, the negotiation of acceptable lease or purchase terms for new locations, permitting and regulatory compliance, the ability to meet construction schedules, the availability of financing, and the financial and other capabilities of our franchisees and developers. Despite the due diligence we perform during the recruiting process, we cannot assure you that the franchisees and developers planning the opening of franchise-operated restaurants will have the business abilities or sufficient access to financial resources necessary to open the restaurants as required by their agreements. Nor can we assure that they will prove to be effective operators and remain aligned with us with respect to operations, pricing, promotional or capital-intensive initiatives.
Our franchisees are contractually obligated to operate their restaurants in accordance with all applicable laws and regulations, as well as the standards set forth in our agreements with them. However, franchisees are independent third parties whom we cannot and do not control beyond the terms of our agreements with them. If franchisees do not operate restaurants in an effective or profitable manner or consistent with applicable laws and required standards, the royalty, and in some cases rent, payments that we receive from the franchisees may be adversely affected. If customers have negative perceptions or experiences with the operations, food quality or safety at our franchised locations, the image and reputation of our brands could be harmed, which in turn could negatively impact our financial results. Also, if franchisee employees have negative experiences and stage work stoppages or otherwise generate bad publicity, this could negatively impact our brand equity and financial results, even though franchise employees are not Company employees.
With an increase in the proportion of Jack in the Box franchised restaurants, the percentage of our revenues derived from royalties and rents at Jack in the Box franchise restaurants has increased and is anticipated to continue to increase, as has the risk that earnings could be negatively impacted by defaults in the payment of royalties and rents. As small businesses, some of our franchise operators may be negatively and disproportionately impacted by strategic initiatives, capital requirements, inflation, labor costs, employee relations issues or other causes. In addition, franchisees’ business obligations may not be limited to the operation of Jack in the Box or Qdoba restaurants, making them subject to business and financial risks unrelated to the operation of our restaurants. These unrelated risks could adversely affect a franchisee’s ability to make payments to us or to make payments on a timely basis. We cannot assure you that our franchisees will successfully participate in our strategic or marketing initiatives or operate their restaurants in a manner consistent with our concepts and standards. As compared to some of our competitors, our Jack in the Box brand has relatively fewer franchisees who, on average, operate more restaurants per franchisee. There are significant risks to our business if a franchisee, particularly one who operates a large number of restaurants, encounters financial difficulties, including bankruptcy, or fails to adhere to our standards, projecting an image inconsistent with our brands or negatively impacting our financial results.
We are subject to land risks and regulations with respect to our owned and leased properties and real estate development projects.
We own or lease the real properties on which most Jack in the Box system and our Qdoba company-operated restaurants are located, and we either own or lease (and subsequently lease/sublease to the franchisee) a majority of our Jack in the Box franchised restaurant sites and one of our Qdoba franchised restaurant sites. Further, we own our principal executive offices, our Innovation Center and approximately four acres of undeveloped land directly adjacent to the Innovation Center. We have engaged and continue to engage in real estate development projects. As is the case with any owner or operator of real property, we are subject to eminent domain proceedings that can impact the value of investments we have made in real property, and we are subject to other potential liabilities and damages arising out of owning, operating, leasing or otherwise having interests in real property.
Estimated values of our property, fixtures, and equipment or operating results that are lower than our current estimates at certain restaurant locations may cause us to incur impairment charges on certain long-lived assets; such charges may adversely affect our results of operations.
In accordance with accounting guidance as it relates to the impairment of long-lived assets, we make certain estimates and projections with regard to individual restaurant operations, as well as our overall performance, in connection with our impairment analyses for long-lived assets. We evaluate our long-lived assets, such as property and equipment, for impairment on an annual basis or whenever events or changes in circumstances indicate that their carrying value may not be recoverable. Impairment evaluations for individual restaurants take into consideration a restaurant’s operating cash flows, the period of time since a restaurant has been opened or remodeled, and the maturity of the related market. The projections of future cash flows used in these analyses require the use of judgment and a number of estimates and projections of future operating results. If actual results differ from our estimates, additional charges for asset impairments may be required in the future. If future impairment charges are significant, our financial results would be adversely affected.

Our tax provision may fluctuate due to changes in expected earnings.
Our income tax provision is sensitive to expected earnings and, as those expectations change, our income tax provisions may vary from quarter-to-quarter and year-to-year.  In addition, we may occasionally take positions on our tax returns that differ from their treatment for financial reporting purposes. The difference in treatment of such positions could have an adverse impact on our effective tax rate.
We may incur costs as a result of certain restructuring activities which may negatively impact our financial results.
We are continuously seeking the most cost-effective means and structure to serve our customers, protect our shareholders and respond to changes in our markets. Since the beginning of 2012, as part of our ongoing effort to drive efficiencies throughout our organization, we have engaged in an ongoing and, at times, comprehensive review of our organizational structure. In connection with these restructuring activities, our business has occasionally incurred restructuring costs. From time to time, we may continue to engage in restructuring activities in an effort to improve cost competitiveness and profitability. As a result, restructuring costs are expected to be a recurring component of our operating costs and may vary significantly from year to year depending on the scope of such activities. Such restructuring costs and expenses could adversely impact our financial results.
General Business Risks
We may experience cyber security breaches or other incidents.
We and our franchisees rely on computer systems and information technology to conduct our business. We have instituted controls, including information security governance controls, intended to: protect our computer systems, our point of sale (“POS”) systems, and our information technology systems and networks; and adhere to payment card industry data security standards and limit third party access for vendors that require access to our restaurant networks. We also have business continuity plans that attempt to anticipate and mitigate failures. However, we cannot control or prevent every cyber security risk.
A material failure or interruption of service, or a breach in the security of our computer systems caused by malware or other attack, could cause: reduced efficiency in operations, loss or misappropriation of data, or other business interruptions; or could negatively impact: delivery of food to restaurants, or financial functions such as vendor payment, employee payroll, franchise operations reporting, or our ability to receive customer payments through our POS or other systems. Such events could negatively impact cash flows or require significant capital investment to rectify; result in damage to our business or reputation or loss of consumer confidence; and lead to potential costs, fines and litigation. These risks may be magnified by increased and changing regulations. The costs of compliance and risk mitigation planning, including increased investment in technology or personnel in order to protect valuable business or consumer information, may also negatively impact our financial results.
Restaurants and other retailers have faced, and we could in the future become subject to, claims for purportedly fraudulent transactions arising out of the actual or alleged theft of credit or debit card information or the loss of personally identifiable information, and we may also be subject to lawsuits or other proceedings in the future relating to these types of incidents. Any such proceedings could distract our management from running our business and cause us to incur significant unplanned losses and expenses. Consumer perception of our brand could also be negatively affected by these events, which could further adversely affect our financial results.
We collect and maintain personal information about our employees and our guests. The collection and use of such information is regulated at the federal and state levels. We increasingly rely on cloud computing and other technologies that result in third parties holding significant amounts of customer or employee information on our behalf. There has been an increase over the past several years in the frequency and sophistication of attempts to compromise the security of these types of systems. If the security and information systems that we or our outsourced third-party providers use to store or process such information are compromised or if we, or such third parties, otherwise fail to comply with applicable laws and regulations, we could face litigation and the imposition of penalties that could adversely affect our financial performance. Our reputation as a brand or as an employer could also be adversely affected by these types of security breaches or regulatory violations, which could impair our ability to attract and keep qualified employees.

We may not be able to adequately protect our intellectual property, which could harm the value of our brands and adversely affect our business.
Our ability to successfully implement our business strategy depends, in part, on our ability to further build brand recognition using our trademarks, service marks, trade dress, and other proprietary intellectual property, including our name and logos, our strategy and the ambiance of our restaurants. If our efforts to protect our intellectual property are inadequate, or if any third party misappropriates or infringes our intellectual property, either in print, or on the Internet or a social media platform, the value of our brand may be harmed, which could have a material adverse effect on our business and might prevent our brand from achieving or maintaining market acceptance.
We adjust our capital structure from time to time and we may increase our debt leverage which would make us more sensitive to the effects of economic downturns.
As of October 1, 2017, the Company has a credit facility comprised of a $900.0 million revolving credit agreement and a $700.0 million term loan. We may also request the issuance of up to $75.0 million in letters of credit, the outstanding amount of which reduces our net borrowing capacity under the credit agreement. For additional information related to our credit facility, refer to Note 7, Indebtedness, of the notes to the consolidated financial statements. Increased leverage resulting from borrowings under our credit facility could have certain material adverse effects on the Company, including but not limited to the following:

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
The trading volatility and price of our common stock may be affected by many factors.
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
Changes in accounting standards may negatively impact our results of operations.
  Changes in accounting standards, policies or related interpretations by accountants or regulatory entities may negatively impact our financial results. Many accounting standards require management to make subjective assumptions and estimates, such as those required for long-lived assets, retirement benefits, self-insurance, restaurant closing costs, goodwill and other intangibles, legal accruals, and income taxes. Changes in those underlying assumptions and estimates could significantly change our results.

We may be subject to claims or litigation that are costly and could result in our payment of substantial damages or settlement costs.
We are subject to complaints or litigation brought by former, current or prospective employees, customers, franchisees, vendors, landlords, shareholders, government regulations, or others. We assess contingencies to determine the degree of probability and range of possible losses for potential accrual in our financial statements. An estimated loss contingency is accrued if it is probable that a liability has been incurred and the amount of loss can be reasonably estimated. Because lawsuits are inherently unpredictable and unfavorable resolutions could occur, assessing contingencies is highly subjective and requires judgments about future events. We regularly review contingencies to determine the adequacy of the accruals and related disclosures. However, the amount of ultimate loss may differ from these estimates. A judgment that is not covered by insurance or that is significantly in excess of our insurance coverage for any claims could materially adversely affect our financial results. In addition, regardless of whether any claims against us are valid or whether we are found to be liable, claims may be expensive to defend, and may divert management’s attention away from our operations and hurt our performance. Further, adverse publicity resulting from claims against us or our franchisees may harm our business or that of our franchisees.
Unionization activities or labor disputes may disrupt our operations and affect our profitability.
Some or all of our employees or our franchisees’ employees may elect to be represented by labor unions in the future. If a significant number of these employees were to become unionized and collective bargaining agreement terms were significantly different from current compensation arrangements, this could adversely affect our business and financial results or the business and financial results of our franchisees. In addition, a labor dispute or organizing effort involving some or all of our employees or our franchisees’ employees may harm our brand and reputation. Resolution of such disputes may be costly and time-consuming, and thus increase our costs and distract management resources.
Our insurance may not provide adequate levels of coverage against claims.
We believe that we maintain insurance policies customary for businesses of our size and type. Historically, through the use of deductibles or self-insurance retentions, we retained a portion of expected losses for our workers’ compensation, general liability, certain employee medical and dental, employment, property and other claims. However, there are types of losses that we may incur that cannot be insured against or that we believe are not economically reasonable to insure. Such losses could have a material adverse effect on our business and results of operations.
Our bylaws contain an exclusive forum provision that may discourage lawsuits against us and our directors and officers.
Our bylaws provide that unless our Board of Directors otherwise determines, the state courts in the State of Delaware (or, if no state court located within the State of Delaware has jurisdiction, the federal court for the District of Delaware), will be the sole and exclusive forum for any derivative action or proceeding brought on our behalf, asserting a claim of breach of a fiduciary duty owed by any directors or officers to the Company or our stockholders, or any action asserting a claim as to which the Delaware General Corporate Law confers jurisdiction on the Delaware Court of Chancery. This exclusive forum provision may limit the ability of our stockholders to bring a claim in a judicial forum that such stockholders find favorable for disputes with us or our directors or officers, which may discourage such lawsuits against us and our directors and officers. Alternatively, if a court outside of Delaware were to find this exclusive forum provision inapplicable to, or unenforceable in respect of, one or more of the specified types of actions or proceedings described above, we may incur additional costs associated with resolving such matters in multiple jurisdictions, which could materially and adversely affect our financial results.

Risks Related to Government Regulations
Governmental regulation, including in one or more of the following areas, may adversely affect our existing and future operations and results, including by harming our ability to profitably operate our restaurants.
Americans with Disabilities Act and Similar State Laws
We are subject to the Americans with Disabilities Act and similar state laws that give civil rights protections to individuals with disabilities in the context of employment, public accommodations and other areas. The expenses associated with any modifications we may be required to undertake with respect to our restaurants or services, or any damages, legal fees, and costs associated with litigating or resolving claims under the ADA or similar state laws, could be material.
Food Regulation
The Food Safety Modernization Act signed into law in January 2011, granted the FDA new authority regarding the safety of the entire food system, including through increased inspections and mandatory food recalls. Although restaurants are not directly implicated by some of these new requirements, our suppliers may initiate or otherwise be subject to food recalls or other consequences impacting the availability of certain products, which could result in adverse publicity, or require us to take actions that could be costly for us or otherwise impact our business and financial results.
Local Licensure, Zoning and Other Regulation
Each of our restaurants is subject to state and local licensing and regulation by health, alcoholic beverage, sanitation, food and workplace safety and other agencies. We may experience material difficulties or failures in obtaining the necessary licenses or approvals for new restaurants, which could delay planned restaurant openings. In addition, stringent and varied requirements of local regulators with respect to zoning, land use and environmental factors could delay or prevent development of new restaurants in particular locations. More specifically, some of our Qdoba restaurants sell alcoholic beverages, which require additional licensing. The regulations governing such licensing may impose requirements on licensees including minimum age of employees, hours of operation, and advertising and handling of alcoholic beverages. The failure of a restaurant to obtain or retain a license could adversely affect the store’s financial results.
Environmental Laws
We are subject to federal, state and local environmental laws and regulations concerning the discharge, storage, handling, release and disposal of hazardous or toxic substances, as well as local ordinances restricting the types of packaging we can use in our restaurants. If and to the extent any hazardous or toxic substances are present on or adjacent to any of our restaurant locations, we believe any such contamination would be the responsibility of one or more third parties, and would have been or should be addressed by the responsible party. If the relevant third parties have not or do not address the identified contamination properly or completely, then under certain environmental laws, we could be held liable as an owner or operator to address any remaining contamination, sometimes without regard to whether we knew of, or were responsible for, the release or presence of hazardous or toxic substances. Any such liability could be material. Further, we may not have identified all of the potential environmental liabilities at our properties, and any such liabilities could have a material adverse effect on our financial results. We also cannot predict what environmental laws or laws regarding packaging will be enacted in the future, how existing or future environmental or packaging laws will be administered or interpreted, or the amount of future expenditures that we may need to make to comply with, or to satisfy claims relating to, such laws.
Employment and Immigration Laws
We and our franchisees are subject to the federal labor laws, including the Fair Labor Standards Act, as well as various state and local laws governing such matters as minimum wages, exempt status classification, overtime, breaks, and other working conditions for employees. Federal, state and local laws may also require us to provide paid and unpaid leave, healthcare, or other benefits to our employees. Changes in the law, or penalties associated with any failure on our part to comply with legal requirements, could increase our labor costs or result in significant additional expense to us and our franchisees.
Various states in which we operate are considering or have already adopted new immigration laws or enforcement programs, and the U.S. Congress and the Department of Homeland Security from time to time consider and may implement changes to federal immigration laws, regulations or enforcement programs. Immigration laws have recently been an area of considerable focus by the Department of Homeland Security, with enforcement operations taking place across the country, resulting in arrests and detentions of unauthorized workers. Some of these changes and enforcement programs may increase our obligations for compliance and oversight, which could subject us to additional costs and make our hiring process more cumbersome. Although we require all workers to provide us with government-specified documentation evidencing their employment eligibility, some of our employees may, without our knowledge, be unauthorized workers. All of our Company restaurants, as well as our corporate support center, currently participate in the “E-Verify” program, an Internet-based, free program run by the United States government to verify employment eligibility. However, use of the “E-Verify” program does not guarantee that we will successfully identify all applicants who are ineligible for employment. Unauthorized workers are subject to deportation and may subject us to fines or penalties, and if any of our employees or our franchisees’ employees are found to be unauthorized we could experience adverse publicity that negatively impacts our brand and may make it more difficult to hire and keep qualified employees. Termination of a significant number of employees who are found to be unauthorized workers may disrupt operations, cause temporary increases in labor costs to train new employees, and result in additional adverse publicity. We could also become subject to fines, penalties, and other costs related to claims that we did not fully comply with all record keeping obligations of federal and state immigration compliance laws. These factors could materially adversely affect our financial results.
Franchising Activities
Our domestic franchising activities are subject to federal regulations administered by the U.S. Federal Trade Commission, laws enacted by a number of states, and with respect to Qdoba, certain rules and requirements regulating franchising activities in Canada, where we have some franchise-operated Qdoba restaurants. In particular, we are subject to federal, state, and Canadian laws regulating the offer and sale of franchises, as well as judicial and administrative interpretations of such laws. Such laws impose registration and disclosure requirements on franchisors in the offer and sale of franchises, and may also apply substantive standards to the relationship between franchisor and franchisee, including limitations on the ability of franchisors to terminate franchises and alter franchise arrangements. Failure to comply with new or existing franchise laws, rules, and regulations in any jurisdiction or to obtain required government approvals could negatively affect our ability to grow or expand our franchise business and sell franchises.
The proliferation of federal, state, and local regulations increases our compliance risks, which in turn could adversely affect our business.
The restaurant industry is subject to extensive federal, state, and local laws and regulations. The increasing amount and complexity of regulations and their interpretation may increase the costs to us and our franchisees of labor and compliance, and increase our exposure to legal and regulatory claims which, in turn, could have a material adverse effect on our business. While we strive to comply with all applicable existing rules and regulations, we cannot predict the effect on our operations from modifications to the language or interpretations of existing requirements, or to the issuance of new or additional requirements in the future.
Changes to healthcare laws in the United States or the repeal of existing healthcare laws may negatively impact our financial results in future periods.
The Affordable Care Act requires health care coverage for many previously uninsured individuals and expands coverage for those already insured. If we fail to offer such benefits, or the benefits we elect to offer do not meet the applicable requirements, we may incur penalties. Since the Affordable Care Act also requires individuals to obtain coverage or face individual penalties, employees who are currently eligible for but elect not to participate in our healthcare plans may find it advantageous to do so in the future, particularly as the level of individual penalties increases over time. It is also possible that by making changes or failing to make changes in the healthcare plans we offer, we will become less competitive in the market for our labor. Finally, continuing to implement the requirements of the Affordable Care Act is likely to impose additional administrative costs. The future costs and other effects of these or other new healthcare requirements cannot be determined with certainty, but they may continue to significantly increase our healthcare coverage costs and could materially adversely affect our financial results.
It is possible that legislation will be passed by the U.S. Congress and signed into law that repeals the Affordable Care Act, in whole or in part, and/or introduces a new form of health care reform. It is unclear at this point what the scope of such legislation would be and when it would become effective. Because of the uncertainty surrounding possible replacement health care reform legislation, we cannot predict with any certainty the likely impact of the Affordable Care Act’s repeal or the adoption of any other health care reform legislation on our business, financial condition or results of operations. Whether or not there is alternative health care legislation enacted in the United States, there is likely to be significant disruption to the health care market in the coming months and years and the costs of our health care expenditures may increase.

Legislation and regulations regarding our products and ingredients, including the nutritional content of our products, could impact customer preferences and negatively impact our financial results.
Changes in government regulation and consumer eating habits may impact the ingredients and nutritional content of our menu offerings, or require us to disclose the nutritional content of our menu offerings. For example, a number of states, counties and cities have enacted menu labeling laws requiring multi-unit restaurant operators to disclose certain nutritional information to customers, or have enacted legislation restricting the use of certain types of ingredients in restaurants. Furthermore the Affordable Care Act requires chain restaurants to publish calorie information on their menus and menu boards effective May 7, 2018. These and other requirements may increase our expenses, slow customers as they move through the line, or negatively influence the demand for our offerings; all of which can impact sales and profitability.
Compliance with current and future laws and regulations in a number of areas, including with respect to ingredients and nutritional content of our products, may be costly and time-consuming. Additionally, if consumer health regulations change significantly, we may be required to modify our menu offerings, and as a result, may experience higher costs or reduced demand associated with such changes. As some government authorities are increasing regulations regarding trans-fats and sodium, we may be required to limit or eliminate trans-fats from our menu offerings or reduce their sodium content. We may also be required to switch to higher cost ingredients, which may hinder our ability to operate in some markets or to offer our full menu in these markets, which could have a material adverse effect on our business. If we fail to comply with such laws and regulations, our business could also experience a material adverse effect.
Failure to obtain and maintain required licenses and permits or to comply with food control regulations could lead to the loss of our food service licenses and, thereby, harm our business.
We are required, as a restaurant business, under state, and local government regulations to obtain and maintain licenses, permits, and approvals to operate our businesses. Such regulations are subject to change from time to time. Any failure by us or our franchisees to obtain and maintain these licenses, permits, and approvals could adversely affect our financial results.

ITEM 1B.	UNRESOLVED STAFF COMMENTS
None.

ITEM 2.	PROPERTIES
The following table sets forth information regarding our operating Jack in the Box and Qdoba restaurant properties as of October 1, 2017:

	Company- Operated	Franchise	Total
Company-owned restaurant buildings:
On company-owned land	20	197	217
On leased land	96	546	642
Subtotal	116	743	859
Company-leased restaurant buildings on leased land	545	990	1,535
Franchise directly-owned or directly-leased restaurant buildings	—	583	583
Total restaurant buildings	661	2,316	2,977

Our restaurant leases generally provide for fixed rental payments (with cost-of-living index adjustments) plus real estate taxes, insurance and other expenses. In addition, approximately 14% of our leases provide for contingent rental payments between 1% and 20% of the restaurant’s gross sales once certain thresholds are met. We have generally been able to renew our restaurant leases as they expire at then-current market rates. The remaining terms of ground leases range from approximately less than one year to 51 years, including optional renewal periods. The remaining lease terms of our other leases range from approximately less than one year to 40 years, including optional renewal periods. As of October 1, 2017, our restaurant leases had initial terms expiring as follows:

	Number of Restaurants
Fiscal Year	Ground Leases	Land and Building Leases
2018 – 2022	332	905
2023 – 2027	216	429
2028 – 2032	76	157
2033 and later	18	44
Our principal executive offices are located in San Diego, California in an owned facility of approximately 150,000 square feet. We also own our 70,000 square foot Innovation Center and approximately four acres of undeveloped land directly adjacent to it. Qdoba’s corporate support center was located in a leased facility in Lakewood, Colorado, which we exited during the second quarter of 2017; with operations relocated to San Diego. We believe our principal executive offices and Innovation Center are suitable and adequate for our present purposes.

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
Market Information.  Our common stock is traded on the Nasdaq Global Select Market under the symbol “JACK.” The following table sets forth the high and low sales prices for our common stock during the fiscal quarters indicated, as reported on the NASDAQ — Composite Transactions:

	12 Weeks Ended			16 Weeks Ended
	October 1, 2017	July 9, 2017	April 16, 2017	January 22, 2017
High	$104.13	$113.00	$112.86	$113.30
Low	$90.89	$95.76	$93.04	$91.02
	13 Weeks Ended	12 Weeks Ended		16 Weeks Ended
	October 2, 2016	July 3, 2016	April 10, 2016	January 17, 2016
High	$102.68	$88.65	$78.87	$82.20
Low	$83.64	$64.30	$61.78	$69.60
Dividends.  In fiscal 2017, the Board of Directors declared four cash dividends of $0.40 per share each. In fiscal 2016, we declared four cash dividends of $0.30 per share each, and in fiscal 2015, we declared two cash dividends of $0.20 per share each, and two cash dividends of $0.30 per share each. Our dividend is subject to the discretion and approval of our Board of Directors and our compliance with applicable law, and depends upon, among other things, our results of operations, financial condition, level of indebtedness, capital requirements, contractual restrictions, restrictions in our credit agreement and other factors that our Board of Directors may deem relevant.
Stock Repurchases. There were no shares repurchased during the quarter ended October 1, 2017.
Stockholders.  As of November 24, 2017, there were 477 stockholders of record.
Securities Authorized for Issuance Under Equity Compensation Plans.  The following table summarizes the equity compensation plans under which Company common stock may be issued as of October 1, 2017. Stockholders of the Company have approved all plans requiring such approval.

	(a) Number of securities to be issued upon exercise of outstanding options, warrants and rights (1)	(b) Weighted-average exercise price of outstanding options (1)	(c) Number of securities remaining for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by security holders (2)	893,056	$80.15	2,222,717
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

Performance Graph.  The following graph compares the cumulative return to holders of the Company’s common stock at September 30th of each year to the yearly weighted cumulative return of a Peer Group Index and to the Standard & Poor’s (“S&P”) 500 Index for the same period. The below comparison assumes $100 was invested on September 30, 2012 in the Company’s common stock and in the comparison groups and assumes reinvestment of dividends. The Company paid dividends beginning in fiscal 2014.

	2012	2013	2014	2015	2016	2017
Jack in the Box Inc.	$100	$142	$244	$279	$353	$381
S&P 500 Index	$100	$119	$143	$142	$164	$194
Peer Group (1)	$100	$142	$185	$220	$189	$180
____________________________

(1)
The Peer Group Index comprises the following companies: Brinker International, Inc.; Buffalo Wild Wings, Inc.; Chipotle Mexican Grill Inc.; Cracker Barrel Old Country Store, Inc.; DineEquity, Inc.; Domino’s Pizza, Inc.; Papa John's Int'l, Inc.; Sonic Corp.; The Cheesecake Factory Inc.; and The Wendy’s Company.

ITEM 6.	SELECTED FINANCIAL DATA
Our fiscal year is 52 or 53 weeks, ending the Sunday closest to September 30. All years presented below include 52-weeks, except for 2016 which includes 53-weeks. The selected financial data reflects, as discontinued operations, 62 closed Qdoba stores and our distribution business for all years presented. This selected financial data should be read in conjunction with our audited consolidated financial statements and accompanying notes and Management’s Discussion and Analysis of Financial Condition and Results of Operations included elsewhere in this Annual Report on Form 10-K. Our consolidated financial information may not be indicative of our future performance.

	Fiscal Year
	2017	2016	2015	2014	2013
	(dollars and shares in thousands, except per share data)
Statements of Earnings Data (1):
Total revenues	$1,553,914	$1,599,331	$1,540,317	$1,484,131	$1,489,867

Operating costs and expenses	$1,325,807	$1,370,646	$1,340,005	$1,318,275	$1,356,302
(Gains) losses on the sale of company-operated restaurants	(38,034)	(1,230)	3,139	3,548	(4,640)
Total operating costs and expenses, net	$1,287,773	$1,369,416	$1,343,144	$1,321,823	$1,351,662

Earnings from continuing operations	$138,308	$126,270	$112,601	$94,844	$82,608

Earnings per Share and Share Data:
Earnings per share from continuing operations (1):
Basic	$4.52	$3.74	$3.00	$2.33	$1.91
Diluted	$4.47	$3.70	$2.95	$2.26	$1.84
Cash dividends declared per common share (1)	$1.60	$1.20	$1.00	$0.40	$—
Weighted-average shares outstanding — Basic (1)(2)	30,630	33,735	37,587	40,781	43,351
Weighted-average shares outstanding — Diluted (1)(2)	30,914	34,146	38,215	41,973	44,899
Market price at year-end	$101.92	$95.94	$79.71	$65.73	$40.10

Other Operating Data:
Jack in the Box restaurants:
Company-operated average unit volume (4)	$1,874	$1,870	$1,858	$1,708	$1,606
Franchise-operated average unit volume (3)(4)	$1,475	$1,454	$1,429	$1,337	$1,312
System average unit volume (3)(4)	$1,543	$1,530	$1,510	$1,412	$1,381
Change in fiscal basis company-operated same-store sales (3)	(1.3)%	0.0%	5.1%	2.0%	1.0%
Change in fiscal basis franchise-operated same-store sales (3)	0.9%	1.6%	7.0%	2.0%	0.1%
Change in fiscal basis system same-store sales (3)	0.5%	1.2%	6.5%	2.0%	0.3%
Qdoba restaurants:
Company-operated average unit volume (4)	$1,164	$1,209	$1,199	$1,114	$1,080
Franchise-operated average unit volume (3)(4)	$1,146	$1,150	$1,140	$1,028	$961
System average unit volume (3)(4)	$1,156	$1,179	$1,169	$1,070	$1,017
Change in fiscal basis company-operated same-store sales (3)	(3.0)%	1.7%	8.3%	5.7%	0.5%
Change in fiscal basis franchise-operated same-store sales (3)	0.3%	1.1%	10.4%	6.3%	1.1%
Change in fiscal basis system same-store sales (3)	(1.5)%	1.4%	9.3%	6.0%	0.8%
Capital expenditures (1)	$67,453	$96,615	$86,226	$60,525	$84,690
Balance Sheet Data (at end of period) (1):
Total assets	$1,228,421	$1,345,012	$1,303,979	$1,270,665	$1,319,209
Long-term debt, net of current maturities (5)	$1,080,932	$935,372	$688,579	$497,012	$349,393
Stockholders’ (deficit) equity (6)	$(388,032)	$(217,206)	$15,953	$257,911	$472,018
 ____________________________

(1)	Financial data was extracted or derived from our audited consolidated financial statements.

(2)	Weighted-average shares reflect the impact of common stock repurchases under Board-approved programs.

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

(4)	2016 average unit volume is adjusted to exclude the 53rd week for comparison purposes.

(5)
Amounts in 2017 and 2016 are net of $639 and $2,140 of term loan debt issuance costs, respectively, due to the adoption of new authoritative accounting guidance on the presentation of debt issuance costs. For additional information, refer to Note 1, Nature of Operations and Summary of Significant Accounting Policies, of the notes to the consolidated financial statements.

(6)	In 2016, the Company began to accumulate a stockholders’ deficit related to the execution of our share repurchase programs authorized by our Board of Directors.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
GENERAL
For an understanding of the significant factors that influenced our performance during the past three fiscal years, we believe our Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) should be read in conjunction with the consolidated financial statements and related notes included in this annual report as indexed on page F-1.
Comparisons under this heading refer to the 52-week period ended October 1, 2017, the 53-week period ended October 2, 2016 and the 52-week period ended September 27, 2015 for fiscal years 2017, 2016 and 2015, respectively, unless otherwise indicated.
Our MD&A consists of the following sections:

•	Overview — a general description of our business and fiscal 2017 highlights.

•	Financial reporting — a discussion of changes in presentation, if any.

•	Results of operations — an analysis of our consolidated statements of earnings for the three years presented in our consolidated financial statements.

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
We have included in our MD&A certain performance metrics that management uses to assess company performance and which we believe will be useful in analyzing and understanding our results of operations. These metrics include the changes in sales at restaurants open more than one year (“same-store sales”) and average unit volumes (“AUVs”). Same-store sales and AUVs are presented for franchised restaurants and on a system-wide basis, which includes company and franchise restaurants. Franchise sales represent sales at franchise restaurants and are revenues of our franchisees. We do not record franchise sales as revenues; however, our royalty revenues and percentage rent revenues are calculated based on a percentage of franchise sales. We believe franchise and system same-store sales and AUV information is useful to investors as a significant indicator of the overall strength of our business.
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
OVERVIEW
As of October 1, 2017, we operated and franchised 2,251 Jack in the Box quick-service restaurants, primarily in the western and southern United States, including one in Guam, and 726 Qdoba fast-casual restaurants operating primarily throughout the United States and Canada.
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

The following summarizes the most significant events occurring in fiscal 2017, and certain trends compared to prior year:

•
Calendar Basis Same-Store Sales — Calendar basis same-store sales increased 0.5% at Jack in the Box system restaurants compared with a year ago primarily driven by an increase in franchise restaurant AUVs. Qdoba’s calendar basis same-store sales decreased 3.0% at company-operated restaurants compared with a year ago driven primarily by declines in traffic, partially offset by an increase in average check and growth in catering sales.

•
Company Restaurant Operations — Our consolidated company restaurant costs as a percentage of company restaurant sales increased to 82.4% from 79.8% in the prior year. Jack in the Box’s company restaurant costs as a percentage of company restaurant sales increased to 79.9% from 78.8% in the prior year due primarily to sales deleverage, higher labor costs related to wage inflation, and higher maintenance and repair costs, partially offset by the benefits of refranchising completed in 2017. Qdoba company restaurant costs as a percentage of company restaurant sales increased to 86.4% from 81.9% in the prior year primarily reflecting sales deleverage, an increase in food costs, and an increase in labor costs primarily related to the impact of new restaurant openings and wage inflation.

•
Jack in the Box Franchise Operations — Franchise costs as a percent of franchise revenues decreased to 47.3%, from 48.5% in the prior year, primarily driven by an increase in franchise fees resulting from the sale of 178 company-operated restaurants to franchisees, and a decrease in franchise support costs primarily due to savings realized in connection with our restructuring plan.

•
Jack in the Box Franchising Program — Jack in the Box franchisees opened a total of 18 restaurants. As part of our refranchising strategy, we sold 178 company-operated restaurants to franchisees in several different markets during 2017 generating proceeds of $99.4 million. Our Jack in the Box system was 88% franchised at the end of fiscal 2017. We plan to increase franchise ownership of the system to approximately 95%. Subsequent to the end of fiscal 2017, we signed non-binding letters of intent with franchisees to sell 32 company-operated restaurants in several markets with estimated pre-tax gross proceeds of $17.5 million to $18.0 million.

•
Jack in the Box Acquisition of Franchise-Operated Restaurants — We acquired 50 franchise-operated Jack in the Box restaurants from two franchisees for total consideration of $15.9 million, of which $13.8 million was non-cash. In the third quarter of 2017, we took back 31 restaurants as the result of an agreement with an underperforming franchisee who voluntarily agreed to turn over the restaurants. The additional 19 restaurants acquired in 2017 were the result of a legal action filed in September 2013 against a franchisee in which we obtained a judgment in January 2017 granting the Company possession of the restaurants.

•	Qdoba New Unit Growth — We opened 23 company-operated restaurants and franchisees opened 19 restaurants, of which 14 were in non-traditional locations such as military bases and college campuses.

•
Restructuring Costs (including costs related to the Qdoba Evaluation) — In 2016, we announced a plan to reduce our general and administrative costs. Furthermore, during 2017, we retained Morgan Stanley & Co. LLC to assist our Board of Directors in its evaluation of potential alternatives with respect to Qdoba (the “Qdoba Evaluation”), as well as other ways to enhance shareholder value. In connection with these activities, we have recorded $8.8 million of restructuring charges, including $5.3 million related to the Qdoba Evaluation, which are included in impairment and other charges, net in the accompanying consolidated statements of earnings.

•
Return of Cash to Shareholders — We returned cash to shareholders in the form of share repurchases and quarterly cash dividends. We repurchased 3.2 million shares of our common stock at an average price of $101.59 per share, totaling $327.2 million, including the cost of brokerage fees. We also declared dividends of $1.60 per share totaling $49.2 million.

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
In fiscal 2017, we adopted an Accounting Standards Update (“ASU”) which changes the presentation of debt issuance costs on the balance sheet. Under this ASU, debt issuance costs are to be presented on the balance sheet as a direct deduction from the related debt liability rather than as an asset. We retrospectively adopted this guidance which resulted in the reclassification of $3.8 million in debt issuance costs from other assets, net to current maturities of long-term debt and long-term debt, net of current maturities in the amount of $1.6 million and $2.2 million, respectively, in our October 2, 2016 consolidated balance sheet. Refer to Note 1, Nature of Operations and Summary of Significant Accounting Policies, in the notes to consolidated financial statements for more information.

RESULTS OF OPERATIONS
The following table presents certain income and expense items included in our consolidated statements of earnings as a percentage of total revenues, unless otherwise indicated. Percentages may not add due to rounding.
CONSOLIDATED STATEMENTS OF EARNINGS DATA

	Fiscal Year
	2017	2016	2015
Revenues:
Company restaurant sales	74.2%	75.3%	75.1%
Franchise rental revenues	14.9%	14.6%	14.7%
Franchise royalties and other	10.9%	10.1%	10.2%
Total revenues	100.0%	100.0%	100.0%
Operating costs and expenses, net:
Company restaurant costs:
Food and packaging (1)	30.1%	30.1%	31.3%
Payroll and employee benefits (1)	28.9%	27.8%	27.1%
Occupancy and other (1)	23.3%	21.9%	21.3%
Total company restaurant costs (1)	82.4%	79.8%	79.6%
Franchise occupancy expenses (2)	74.1%	73.1%	75.0%
Franchise support and other costs (3)	8.4%	9.9%	10.0%
Selling, general and administrative expenses	10.7%	12.7%	14.4%
Impairment and other charges, net	1.6%	1.2%	0.8%
(Gains) losses on the sale of company-operated restaurants	(2.4)%	(0.1)%	0.2%
Earnings from operations	17.1%	14.4%	12.8%
Income tax rate (4)	37.0%	36.5%	36.9%
  ____________________________

(1)	As a percentage of company restaurant sales.

(2)	As a percentage of franchise rental revenues.

(3)	As a percentage of franchise royalties and other.

(4)	As a percentage of earnings from continuing operations and before income taxes.

CHANGES IN SAME-STORE SALES

	Fiscal Year
	Calendar Basis	Fiscal Basis
	2017	2017	2016	2015
Jack in the Box:
Company	(1.1)%	(1.3)%	0.0%	5.1%
Franchise	0.9%	0.9%	1.6%	7.0%
System	0.5%	0.5%	1.2%	6.5%
Qdoba:
Company	(3.0)%	(3.0)%	1.7%	8.3%
Franchise	0.4%	0.3%	1.1%	10.4%
System	(1.4)%	(1.5)%	1.4%	9.3%

The following table summarizes the changes in Jack in the Box and Qdoba company-operated same-store sales:

	Fiscal Year
	Calendar Basis	Fiscal Basis
	2017	2017	2016	2015
Jack in the Box:
Transactions	(5.2)%	(5.5)%	(2.9)%	0.9%
Average check (1)	4.1%	4.2%	2.9%	4.2%
Change in same-store sales	(1.1)%	(1.3)%	0.0%	5.1%
Qdoba:
Transactions	(4.8)%	(4.8)%	1.5%	(0.1)%
Average Check (2)	1.1%	1.1%	(0.4)%	7.3%
Catering	0.7%	0.7%	0.6%	1.1%
Change in same-store sales	(3.0)%	(3.0)%	1.7%	8.3%
____________________________

(1)	Amounts in 2017 on a calendar and fiscal basis include price increases of approximately 2.2%. Amounts in 2016 and 2015 include price increases of approximately 3.0% and 2.2%, respectively.

(2)	Amounts in 2017 on a calendar and fiscal basis include price increases of 0.3%. Amounts in 2016 and 2015 include price increases of approximately 1.0% and 0.2%, respectively.
The following table summarizes the changes in the number and mix of Jack in the Box (“JIB”) and Qdoba company and franchise restaurants in each fiscal year:

	2017			2016			2015
	Company	Franchise	Total	Company	Franchise	Total	Company	Franchise	Total
Jack in the Box:
Beginning of year	417	1,838	2,255	413	1,836	2,249	431	1,819	2,250
New	2	18	20	4	12	16	2	16	18
Refranchised	(178)	178	—	(1)	1	—	(21)	21	—
Acquired from franchisees	50	(50)	—	1	(1)	—	7	(7)	—
Closed	(15)	(9)	(24)	—	(10)	(10)	(6)	(13)	(19)
End of year	276	1,975	2,251	417	1,838	2,255	413	1,836	2,249
% of JIB system	12%	88%	100%	18%	82%	100%	18%	82%	100%
Qdoba:
Beginning of year	367	332	699	322	339	661	310	328	638
New	23	19	42	35	18	53	17	22	39
Acquired from franchisees	—	—	—	14	(14)	—	—	—	—
Closed	(5)	(10)	(15)	(4)	(11)	(15)	(5)	(11)	(16)
End of year	385	341	726	367	332	699	322	339	661
% of Qdoba system	53%	47%	100%	53%	47%	100%	49%	51%	100%
Consolidated:
Total system	661	2,316	2,977	784	2,170	2,954	735	2,175	2,910
% of consolidated system	22%	78%	100%	27%	73%	100%	25%	75%	100%

Jack in the Box Brand
Company Restaurant Operations
The following table presents Jack in the Box company restaurant sales, costs, and restaurant costs as a percentage of the related sales in each fiscal year. Percentages may not add due to rounding (dollars in thousands):

	2017		2016		2015
Company restaurant sales	$715,921		$789,040		$782,525
Company restaurant costs:
Food and packaging	206,653	28.9%	235,538	29.9%	247,931	31.7%
Payroll and employee benefits	211,611	29.6%	223,019	28.3%	215,598	27.6%
Occupancy and other	153,451	21.4%	162,869	20.6%	157,281	20.1%
Total company restaurant costs	$571,715	79.9%	$621,426	78.8%	$620,810	79.3%
Company restaurant sales decreased $73.1 million in 2017 and increased $6.5 million in 2016 as compared with the respective prior year. In 2017, the decrease was primarily driven by a decrease in the average number of restaurants resulting from the execution of our refranchising strategy, additional sales in 2016 from a 53rd week and, to a lesser extent, a decrease in traffic, partially offset by menu price increases and favorable product mix. In 2016, the increase was primarily driven by additional sales from a 53rd week and higher AUVs, partially offset by a decrease in the average number of restaurants attributable to refranchising. The following table presents the approximate impact of these (decreases) increases on Jack in the Box company restaurant sales (in millions):

	2017 vs. 2016	2016 vs. 2015
Decrease in the average number of restaurants	$(59.5)	$(13.9)
53rd week	(15.1)	15.1
AUV increase	1.5	5.3
Total (decrease) increase in company restaurant sales	$(73.1)	$6.5
Fiscal basis same-store sales at Jack in the Box company-operated restaurants decreased 1.3% in 2017 compared with 2016 as a decline in transactions was partially offset by menu price increases and favorable mix. In 2016, menu price increases were offset by a decline in transactions resulting in flat same store sames as compared to the prior year. The following table summarizes the change in company-operated fiscal basis same-store sales:

	Increase/(Decrease)
	2017 vs. 2016	2016 vs. 2015
Transactions	(5.5)%	(2.9)%
Average check (1)	4.2%	2.9%
Change in same-store sales	(1.3)%	0.0%
 ____________________________

(1)	Includes price increases of approximately 2.2% and 3.0% in 2017 and 2016, respectively.
Food and packaging costs as a percentage of company restaurant sales decreased to 28.9% in 2017 from 29.9% in 2016, and 31.7% in 2015. In 2017, the decrease was driven by menu price increases and favorable product mix changes. In 2016, the decrease was driven by lower commodity costs, favorable product mix, and menu price increases.
In 2017, commodity costs decreased approximately 0.3% as lower costs for eggs, produce and cheese were partially offset by higher costs for beverages, beef, potatoes and poultry. Beef, our most significant commodity, increased by approximately 1.8% in 2017 compared with a decrease of 18% in 2016 versus the prior year. In 2016, commodity costs decreased 3.0% as lower costs for beef were partially offset by higher costs for pork, poultry and produce.
Payroll and employee benefit costs as a percentage of company restaurant sales increased to 29.6% in 2017 from 28.3% in 2016, and 27.6% in 2015. In 2017, the increase was primarily due to wage inflation resulting from an increase in the minimum wage in certain markets, highly competitive labor markets, and labor management, and an increase in worker’s compensation costs during the year. In 2016, higher wages from minimum wage increases were partially offset by lower levels of incentive compensation driven by operating results, and by the benefits of refranchising.

Occupancy and other costs decreased $9.4 million in 2017 compared to 2016 and increased $5.6 million in 2016 as compared to 2015. In 2017 the decrease was primarily the result of a decrease in the average number of restaurants, impacting occupancy and other costs by approximately $12.8 million, and additional costs of approximately $3.2 million in 2016 from a 53rd week, partially offset by approximately $4.2 million of higher maintenance and repair expenses and, to a lesser extent, higher utility costs. In 2016, higher costs for equipment upgrades of approximately $3.7 million, additional costs resulting from a 53rd week, and to a lesser extent higher costs for maintenance and repair expenses were partially offset by a decrease in the number of company operated restaurants of approximately $2.9 million and lower costs for utilities.
Jack in the Box Franchise Operations

The following table presents Jack in the Box franchise revenues and costs in each fiscal year and other information we believe is useful in analyzing the change in franchise operating results (dollars in thousands):

	2017	2016	2015
Franchise rental revenues	$231,578	$232,794	$226,494

Royalties	141,457	138,424	133,726
Franchise fees and other	8,334	2,000	2,431
Franchise royalties and other	149,791	140,424	136,157
Total franchise revenues	381,369	373,218	362,651

Rental expense	140,623	137,706	136,782
Depreciation and amortization	30,860	32,344	33,128
Franchise occupancy expenses	171,483	170,050	169,910
Franchise support and other costs	8,811	11,107	11,726
Total franchise costs	$180,294	$181,157	$181,636
Franchise costs as a % of total franchise revenues	47.3%	48.5%	50.1%

Average number of franchise restaurants	1,867	1,838	1,828
% increase	1.6%	0.5%
Franchise restaurant AUV (1)	$1,475	$1,454	$1,429
Increase in franchise-operated same-store sales	0.9%	1.6%	7.0%
Royalties as a percentage of total franchise restaurant sales	5.1%	5.1%	5.1%
 ____________________________
(1) 2016 AUV is adjusted to exclude the 53rd week for comparison purposes.

Franchise rental revenues decreased $1.2 million, or 0.5%, in 2017, and increased $6.3 million, or 2.8%, in 2016 as compared with the respective prior year. In 2017, the decrease is primarily due to an additional $4.4 million of rental revenues in 2016 from a 53rd week, partially offset by additional rental revenues of approximately $1.6 million in 2017 resulting from the net increase in the average number of restaurants leased or subleased from the Company due to our refranchising strategy, and, to a lesser extent, an increase in AUVs on a comparable 52 week basis. In 2016, the increase primarily reflected additional rent revenue from a 53rd week, higher AUVs resulting in an increase in revenues from percentage rent, and increased rental income due to routine rent increases.
Franchise royalties and other increased $9.4 million, or 6.7%, in 2017, and $4.3 million, or 3.1%, in 2016 versus the respective prior year. In 2017, the increase primarily reflects additional franchise fees of $6.6 million related to the sale of 178 company-operated restaurants to franchisees during 2017, an increase in royalties of $3.1 million driven by an increase in the average number of franchise restaurants, and, to a lesser extent, an increase in AUVs on a comparable 52 week basis. These increases were offset by additional royalties in 2016 of approximately $2.6 million from a 53rd week. The increase in 2016 is primarily reflects additional royalties from the 53rd week and an increase in royalties driven by higher AUVs, partially offset by a reduction in franchise fees.
Franchise occupancy expenses, principally rents and depreciation on properties subleased or leased to franchisees, increased $1.4 million in 2017 and $0.1 million in 2016 as compared with the respective prior year. In 2017, the increase was primarily driven by an increase in the average number of company-operated restaurants, contributing additional costs of approximately $3.9 million, and a decrease of $2.4 million in favorable lease commitment adjustments related to previously refranchised markets based on sales performance over the prior year. These increases were partially offset by decreases related to additional costs of approximately $3.2 million in 2016 for a 53rd week, and a decrease in depreciation expense as our building assets become fully depreciated. In 2016, the increase relates to routine rent increases contributing to higher rental expense, and additional expenses from a 53rd week. These increases were partially offset by lower depreciation expense as our building assets become fully depreciated and favorable lease commitment adjustments of $1.9 million related to previously refranchised markets based on sales performance over the first year resulting in higher rent.
Franchise support and other costs decreased $2.3 million in 2017 and $0.6 million in 2016 as compared with the respective prior year. In 2017, costs decreased primarily due to savings realized from our restructuring plan. In 2016, costs decreased due to a decrease in bad debt expense and incentive compensation.

Qdoba Brand
Company Restaurant Operations
The following table presents Qdoba company restaurant sales, costs, and restaurant costs as a percentage of the related sales in each fiscal year. Percentages may not add due to rounding (dollars in thousands):

	2017		2016		2015
Company restaurant sales	$436,558		$415,495		$374,338
Company restaurant costs:
Food and packaging	140,291	32.1%	127,464	30.7%	114,057	30.5%
Payroll and employee benefits	122,000	27.9%	111,451	26.8%	97,704	26.1%
Occupancy and other	115,095	26.4%	101,289	24.4%	88,742	23.7%
Total company restaurant costs	$377,386	86.4%	$340,204	81.9%	$300,503	80.3%
Company restaurant sales increased $21.1 million in 2017 and $41.2 million in 2016 as compared with the respective prior year. The increase in 2017 is primarily related to the net addition of 18 Qdoba company-operated restaurants since a year ago, partially offset by a decrease in traffic and additional sales in 2016 from a 53rd week. In 2016, the increase primarily related to an increase in the average number of Qdoba company-operated restaurants, and to a lesser extent, additional sales from a 53rd week and growth in AUVs. The following table presents the approximate impact of these increases on company restaurant sales (in millions):

	2017 vs. 2016	2016 vs. 2015
Increase in the average number of restaurants	$44.6	$29.6
AUV (decrease) increase	(15.3)	3.4
53rd week	(8.2)	8.2
Total increase in company restaurant sales	$21.1	$41.2
Fiscal basis same-store sales at Qdoba company-operated restaurants decreased 3.0% in 2017 and increased 1.7% in 2016. In 2017, the decrease was driven by a decline in traffic, partially offset by catering growth and menu price increases. In 2016, the increase in same-store sales was primarily driven by transaction growth resulting from increased discounting, menu price increases and catering. The following table summarizes the change in company-operated same-store sales:

	Increase/(Decrease)
	2017 vs. 2016	2016 vs. 2015
Transactions	(4.8)%	1.5%
Average check (1)	1.1%	(0.4)%
Catering	0.7%	0.6%
Change in same-store sales	(3.0)%	1.7%
 ____________________________

(1)	Includes price increases of approximately 0.3% and 1.0% in 2017 and 2016, respectively.
Food and packaging costs as a percentage of company restaurant sales increased to 32.1% in 2017 from 30.7% in 2016, and 30.5% in 2015. In 2017, the increase was primarily driven by unfavorable product mix, operational inefficiencies and higher commodity costs, partially offset by a decrease in discounting and menu price increases. In 2016, unfavorable product mix and higher discounting were partially offset by the benefit of lower commodity costs.

In 2017, commodity costs increased approximately 0.5% at our Qdoba company-operated restaurants primarily due to higher costs for avocados and produce, partially offset by lower costs for beef, tortillas and cheese. Costs for avocados increased most significantly by approximately 42% in 2017 compared with the prior year. In 2016, commodity costs decreased 4.4% primarily due to lower costs for beef and poultry.
Payroll and employee benefit costs as a percentage of company restaurant sales increased to 27.9% in 2017 from 26.8% in 2016, and 26.1% in 2015. The increase in 2017 is driven primarily by the impact of new restaurant openings, wage inflation due to highly competitive labor markets, deleverage from a decrease in fiscal basis same-store sales and labor inefficiencies during the first half of the year. These increases were partially offset by lower insurance costs and lower levels of incentive compensation driven by operating results. Restaurants opened since fiscal 2015 negatively impacted payroll and employee benefit costs as a percentage of company restaurant sales by approximately 80 basis points in 2017. In 2016, the increase primarily relates to an increase in new restaurant openings and higher costs for workers’ compensation insurance as well as increases in labor staffing. Restaurants opened since fiscal 2015 negatively impacted payroll and employee benefit costs as a percentage of company restaurant sales by approximately 50 basis points in 2016.
Occupancy and other costs increased $13.8 million in 2017 and $12.5 million in 2016 as compared with the respective prior year. In 2017, the higher costs were primarily driven by an increase in the number of company-operated restaurants, impacting occupancy and other costs by approximately $11.8 million. To a lesser extent, the increase was driven by an increase of approximately $1.8 million in property rent due to routine rent increases and higher average rent for new locations, as well as higher maintenance and repair expenses. These increases were partially offset by additional costs of approximately $2.1 million in 2016 from a 53rd week. In 2016, the increase in costs were primarily driven by an increase in the number of company-operated restaurants, impacting occupancy and other costs by approximately $6.9 million, additional costs from a 53rd week, and higher per store average property rents primarily associated with new restaurants of approximately $1.6 million. To a lesser extent, the increase was driven by higher maintenance and repair costs, and higher costs for equipment upgrades. These increases were partially offset by lower costs for supplies and utilities.
Qdoba Franchise Operations

The following table presents Qdoba franchise revenues and costs in each fiscal year and other information we believe is useful in analyzing the change in franchise operating results (dollars in thousands):

	2017	2016	2015
Franchise rental revenues	$109	$113	$208

Royalties	18,545	20,090	19,033
Franchise fees and other	1,412	1,375	1,562
Franchise royalties and other	19,957	21,465	20,595
Total franchise revenues	20,066	21,578	20,803

Rental expense (1)	108	102	192
Franchise support and other costs	5,411	4,884	3,962
Total franchise costs	$5,519	$4,986	$4,154
Franchise costs as a % of franchise revenue	27.5%	23.1%	20.0%

Average number of franchise restaurants	336	343	333
% (decrease) increase	(2.0)%	3.0%
Franchise restaurant AUV (2)	$1,146	$1,150	$1,140
Increase in franchise-operated same-store sales	0.3%	1.1%	10.4%
Royalties as a percentage of franchise restaurant sales	4.8%	5.0%	5.0%
 ____________________________

(1)	Included in franchise occupancy expenses in the accompanying consolidated statements of earnings.

(2)	2016 AUV is adjusted to exclude the 53rd week for comparison purposes.
Franchise royalties and other decreased $1.5 million, or 7.0%, in 2017 and increased $0.9 million, or 4.2%, in 2016 as compared with the respective prior year. The decrease in 2017 primarily relates to approximately $1.0 million of lower royalty revenue resulting from the acquisition of 14 franchise restaurants in the fourth quarter of 2016, and approximately $0.4 million of additional royalties in 2016 from a 53rd week. The increase in 2016 primarily relates to an increase in the average number of franchise restaurants, the impact of the 53rd week, and to a lesser extent, higher AUVs resulting in an increase in revenue from royalties.

Total franchise costs increased $0.5 million in 2017 and $0.8 million in 2016 in comparison with the respective prior year primarily due to an increase in support costs.
Selling, general and administrative (“SG&A”) expenses
The following table presents the change in SG&A expenses in each fiscal year compared with the prior year (in thousands):

	(Decrease)/Increase
	2017 vs. 2016	2016 vs. 2015
Incentive compensation (including share-based compensation and related payroll taxes)	$(14,950)	$(5,839)
Pension and postretirement benefits	(9,270)	(5,265)
Insurance	(3,509)	3,423
53rd week	(2,970)	2,970
Advertising	(2,269)	886
Region administration	(1,902)	(2,081)
Consulting	(1,418)	(531)
Pre-opening costs	319	1,926
Employee relocation	682	(1,402)
Cash surrender value of COLI policies, net	854	(3,486)
Legal settlement	2,543	(2,543)
Other	(6,174)	(5,387)
	$(38,064)	$(17,329)
In 2017, incentive compensation decreased due primarily to lower levels of performance at both brands as compared to target bonus levels. In 2016, incentive compensation decreased due primarily to forfeitures related to workforce reductions associated with our restructuring plan, and, to a lesser extent, lower levels of performance at both brands as compared to target bonus levels.
Pension and postretirement benefit costs decreased in 2017 primarily due to $80.0 million of accelerated contributions made to our qualified pension plan in 2016 which resulted in a higher return on plan assets in fiscal 2017, and a decrease in our fiscal 2017 Pension Benefit Guaranty Corporation (“PBGC”) premiums, which is a component of our pension expense. To a lesser extent, the sunsetting of our qualified pension plan during fiscal 2016 resulted in a decrease in the service cost component of our expense in 2017. In 2016, pension and postretirement benefit costs decreased primarily due to the sunsetting of our qualified pension plan, resulting in a decrease in the service cost component of our expense and a change in the amortization period for actuarial gains and losses from the average remaining service period to the average future lifetime of all participants. To a lesser extent, an increase in our discount rate in 2016 also contributed to the decrease. These decreases were partially offset by an increase in PBGC premiums for 2016.
Insurance costs in 2017 decreased due to a decrease in workers’ compensation and general liability claim developments compared with a year ago, and a decrease in costs for group insurance related to lower claim payments. Insurance costs in 2016 increased primarily due to unfavorable workers’ compensation and general liability claim developments compared with the previous year.
Jack in the Box brand advertising costs decreased $3.9 million in 2017 compared with a year ago primarily due to a decrease in the number of company-operated restaurants, and a decrease in discretionary marketing fund contributions. In 2017, advertising costs associated with our Qdoba brand increased $1.6 million versus a year ago due primarily to an increase in the number of company-operated restaurants. In 2016, advertising costs associated with our Qdoba brand increased $2.4 million versus 2015 primarily driven by an increase in restaurant sales which resulted in additional advertising contributions. This increase in 2016 compared to 2015 was partially offset by a decrease in Jack in the Box brand advertising costs primarily due to a reduction in discretionary marketing fund contributions.
In 2017 and 2016, region administration costs decreased due primarily to a decrease in incentive compensation related to lower performance levels as compared to target bonus levels for our region administration personnel, and to a lesser extent, workforce reductions related to our refranchising efforts.
Pre-opening costs in 2017 increased versus the prior year primarily due to the acquisition of Jack in the Box restaurants in the third quarter of 2017, resulting in $2.4 million in costs that were incurred while the restaurants were closed. Higher pre-opening costs related to the acquisition were partially offset by a decrease of $1.7 million in Qdoba brand pre-opening costs due to a decrease in the number of Qdoba restaurants opened and under construction during 2017. In 2016, the increase in pre-opening costs versus the prior year was primarily due to a $1.2 million increase in Qdoba brand pre-opening costs due to the number of restaurants opened and under construction.

The cash surrender value of our Company-owned life insurance (“COLI”) policies, net of changes in our non-qualified deferred compensation obligation supported by these policies, are subject to market fluctuations. The changes in market values had a positive impact of $2.0 million in 2017, a positive impact of $2.9 million in 2016 and a negative impact of $0.6 million in 2015.
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
Impairment and other charges, net
The following table presents the components of impairment and other charges, net in each fiscal year (in thousands):

	2017	2016	2015
Restructuring costs	$8,837	$10,067	$29
Costs of closed restaurants and other	7,237	3,431	3,592
Losses on the disposition of property and equipment, net	3,635	2,801	1,319
Restaurant impairment charges	3,096	544	557
Accelerated depreciation	2,336	2,214	6,260
	$25,141	$19,057	$11,757
Impairment and other charges, net increased $6.1 million in 2017 as compared to 2016 primarily driven by a $3.8 million increase in costs associated with closed restaurant properties, which includes an increase of $1.1 million in costs related to canceled capital projects and an increase of $1.1 million related to the closure of four Jack in the Box restaurants acquired in fiscal 2017 and one Qdoba restaurant. The increase was further driven by impairment charges in 2017 of $2.4 million for three under-performing Qdoba restaurants and $0.7 million in charges for Qdoba furniture and equipment resulting from design changes. These increases were partially offset by a $1.2 million decrease in restructuring charges recorded in 2017 compared with 2016 primarily due to a reduction in severance and retention costs of approximately $6.8 million, partially offset by $5.3 million of Qdoba Evaluation costs in 2017. The severance and retention costs are a result of a plan that management initiated in fiscal 2016 to reduce our general and administrative costs.
In 2016, impairment and other charges, net increased $7.3 million as compared to 2015 primarily due to $10.1 million in costs associated with our restructuring plan announced in 2016. This increase was partially offset by decreases in accelerated depreciation primarily resulting from a decrease in charges related to beverage equipment, outdoor lighting, and certain technology upgrades at our Jack in the Box restaurants.
Gains (losses) on the sale of company-operated restaurants
The following table presents the gains (losses) on the sale of company-operated restaurants to franchisees, net in each fiscal year (dollars in thousands):

	2017	2016	2015
Number of restaurants sold to Jack in the Box franchisees	178	1	21

Gains (losses) on the sale of company-operated restaurants	$38,034	$1,230	$(3,139)
Gains and losses are impacted by the number of restaurants sold and changes in average gains or losses recognized, which relate to specific sales and cash flows of those restaurants. In 2017, gains on the sale of company-operated restaurants include additional proceeds of $0.2 million related to Jack in the Box restaurants sold in previous years, and gains (losses) in 2016 and 2015 include $1.4 million and $1.5 million, respectively, of additional proceeds recognized upon the extension of the underlying franchise and lease agreements related to Jack in the Box restaurants sold in previous years. For additional detail, refer to Note 3, Summary of Refranchisings, Franchisee Development and Acquisitions, of the notes to the consolidated financial statements.

Interest Expense, Net
Interest expense, net is comprised of the following in each fiscal year (in thousands):

	2017	2016	2015
Interest expense	$46,601	$31,426	$19,180
Interest income	(83)	(345)	(377)
Interest expense, net	$46,518	$31,081	$18,803
Interest expense, net increased $15.4 million in 2017 as compared to a year ago primarily due to higher average borrowings, which contributed additional interest expense of approximately $7.5 million, and higher average interest rates, which contributed additional interest expense of approximately $5.1 million. Interest expense, net increased $12.3 million in 2016 compared to prior year primarily due to higher average borrowings, which contributed additional interest expense of approximately $6.2 million, and to a lesser extent, higher average interest rates, which contributed additional interest expense of approximately $2.0 million.
Income Taxes
The income tax provisions reflect effective tax rates of 37.0%, 36.5% and 36.9% of pretax earnings from continuing operations in 2017, 2016 and 2015, respectively. In 2017, the major components of the year-over-year change in tax rates were an increase in operating earnings before income taxes, a decrease in current year tax credits, and a decrease in gains from the market performance of insurance products used to fund certain non-qualified retirement plans, which are excluded from taxable income. These were partly offset by a partial release of valuation allowance against state tax credits. The tax rate change from 2016 versus 2015 was primarily related to an increase in gains from the market performance of insurance products used to fund certain non-qualified retirement plans partially offset by an increase in the Company’s state tax rate.
Earnings from Continuing Operations
Earnings from continuing operations were $138.3 million, or $4.47 per diluted share, in 2017; $126.3 million, or $3.70 per diluted share, in 2016; and $112.6 million, or $2.95 per diluted share, in 2015. We estimate that the extra 53rd week in fiscal 2016 benefited net earnings by approximately $3.1 million, or $0.09 per diluted share in fiscal 2016.
Losses from Discontinued Operations, Net
The losses from our distribution business and the 2013 Qdoba Closures have been reported as discontinued operations for all periods presented. In fiscal years 2017, 2016 and 2015, the losses from our distribution business were immaterial to our consolidated results of operations. Losses from discontinued operations, net of income tax benefit, related to our 2013 Qdoba Closures were $2.3 million in fiscal 2017, $2.0 million in fiscal 2016, and $3.4 million in fiscal 2015, and reduced diluted earnings per share by $(0.08), $(0.06) and $(0.09), respectively. Refer to Note 2, Discontinued Operations, in the notes to our consolidated financial statements for further information regarding our discontinued operations.

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
Cash Flows
The table below summarizes our cash flows from operating, investing and financing activities for each of the past three fiscal years (in thousands):

	2017	2016	2015
Total cash provided by (used in):
Operating activities	$171,837	$134,182	$226,875
Investing activities	33,339	(104,398)	(84,473)
Financing activities	(214,542)	(30,454)	(135,208)
Effect of exchange rate changes	(22)	(43)	(29)
Net (decrease) increase in cash	$(9,388)	$(713)	$7,165
Operating Activities.  Operating cash flows increased $37.7 million in 2017 compared with 2016 primarily due to a $95.0 million decrease in contributions to our qualified pension plan, approximately $40.8 million related to the timing of October rent payments, and an increase in net earnings in 2017. These increases in operating cash flows in 2017 were partially offset by a $59.3 million and $14.3 million increase in tax and interest payments, respectively, made in 2017 compared to 2016, and a decrease of $17.5 million related to the timing of October minimum rent billings.
In 2016, operating cash flows decreased $92.7 million compared with 2015 due primarily to an $80.0 million accelerated contribution to our qualified defined benefit pension plan, as well as, higher interest expense and income tax payments of $12.3 million and $4.7 million, respectively, and the timing of working capital receipts and expenditures, partially offset by an increase in deferred tax asset utilization primarily related to additional pension contributions in 2016 and an increase in net earnings in 2016.
Pension and Postretirement Contributions — Our policy is to fund our pension plans at or above the minimum required by law. As of January 1, 2017, the date of our last actuarial funding valuation for our qualified pension plan, there was no minimum contribution funding requirement. In 2017, we contributed $5.4 million to our pension and postretirement plans. In 2016, we contributed $101.1 million which included an $80.0 million accelerated contribution to our qualified defined benefit pension plan. The accelerated contribution was made to reduce future pension costs including our exposure to PBGC variable-rate premiums that are paid on the unfunded portion of our pension liability, and improve the funded status of the plan. We do not anticipate making any contributions to our qualified defined benefit pension plan in fiscal 2018. For additional information, refer to Note 11, Retirement Plans, of the notes to the consolidated financial statements.

Investing Activities.  Cash flows provided by (used in) investing activities changed from a use of $104.4 million in 2016 to a source of $33.3 million in 2017. This change primarily resulted from $99.4 million in proceeds from the sale of 178 company-operated Jack in the Box restaurants to franchisees in 2017, a decrease in cash used to purchase purchase of property and equipment, and a decrease in cash used to acquire franchise-operated restaurants, partially offset by a decrease in proceeds from the sale and leaseback of assets. In 2016, cash flows used in investing activities increased $19.9 million compared with 2015 due primarily to cash used to acquire 14 Qdoba franchise restaurants and an increase in capital expenditures, partially offset by an increase in proceeds from assets held for sale and leaseback.
Capital Expenditures — The composition of capital expenditures in each fiscal year is summarized in the table below (in thousands):

	2017	2016	2015
Jack in the Box:
Restaurant facility expenditures	$24,573	$25,985	$36,062
New restaurants	1,279	11,526	2,402
Other, including information technology	3,574	1,096	3,464
	29,426	38,607	41,928
Qdoba:
New restaurants	19,962	40,235	26,686
Restaurant facility expenditures	13,083	8,341	3,762
Other, including information technology	1,118	4,740	3,623
	34,163	53,316	34,071
Shared Services:
Information technology	3,759	4,413	7,315
Other, including facility improvements	105	279	2,912
	3,864	4,692	10,227

Consolidated capital expenditures	$67,453	$96,615	$86,226
Our capital expenditure program includes, among other things, investments in new locations and equipment, restaurant remodeling, and information technology enhancements. In 2017, capital expenditures decreased $29.2 million primarily resulting from a decrease in spending related to building new Qdoba and Jack in the Box restaurants, partially offset by remodels at our Qdoba restaurants as we continue to roll out our new restaurant designs. In 2016, capital expenditures increased $10.4 million compared with 2015 due primarily to an increase in spending related to building new Qdoba and Jack in the Box restaurants, and remodels at our Qdoba restaurants as we began rolling out our new restaurant designs. These increases were partially offset by a decrease in spending related to site enhancements at our Jack in the Box restaurants, as well as a decrease in spending related to Jack in the Box and Shared Services information technology.
Assets Held for Sale and Leaseback — We use sale and leaseback financing to lower the initial cash investment in our restaurants to the cost of the equipment, whenever possible. During 2017 and 2016, we exercised our right of first refusal related to three and five leased properties, respectively, which we intend to sell and leaseback within the next 12 months. The following table summarizes the cash flow activity related to sale and leaseback transactions in each fiscal year (dollars in thousands):

	2017	2016	2015
Number of restaurants sold and leased back	3	8	—
Proceeds from sale and leaseback of assets	$6,057	$17,123	$—
Purchases of assets intended for sale and leaseback	$(5,769)	$(9,785)	$(10,396)
As of October 1, 2017, we had investments of approximately $15.8 million relating to seven restaurant properties that we expect to sell and leaseback during fiscal 2018.

Sale of Company-Operated Restaurants — We have continued to expand franchise ownership in the Jack in the Box system primarily through the sale of company-operated restaurants to franchisees. The following table details proceeds received in connection with our refranchising activities in each fiscal year (dollars in thousands):

	2017	2016	2015
Number of restaurants sold to franchisees	178	1	21
Total proceeds	$99,591	$1,439	$3,951
In 2017, 2016 and 2015, proceeds include $0.2 million, $1.4 million and $1.5 million, respectively, related to Jack in the Box restaurants sold in previous years. For additional information, refer to Note 3, Summary of Refranchisings, Franchisee Development and Acquisitions, of the notes to the consolidated financial statements.
Acquisition of Franchise-Operated Restaurants — In 2017, 2016 and 2015, we acquired 50, one and seven Jack in the Box franchise restaurants, respectively. In 2017, we acquired 31 restaurants as the result of an agreement with an underperforming franchisee that was in violation of franchise and lease agreements with the Company. Under this agreement, the franchisee voluntarily agreed to turn over the restaurants. The acquisition of the additional 19 restaurants in 2017 was the result of a legal action filed in September 2013 against a franchisee in which we obtained a judgment in January 2017 granting us possession of the restaurants. In 2016, we also acquired 14 Qdoba franchise restaurants.
Of the 50 restaurants acquired in 2017, we sold 18 of the restaurants to a franchisee and closed four. We plan to sell the remaining restaurants acquired in 2017 as part of our refranchising strategy. For additional information, refer to Note 3, Summary of Refranchisings, Franchisee Development and Acquisitions, and Note 9, Impairment and Other Charges, Net, of the notes to the consolidated financial statements.
The following table details franchise-operated restaurant acquisition activity in each fiscal year (dollars in thousands):

	2017	2016	2015
Number of restaurants acquired from franchisees	50	15	7
Total consideration (1)	$15,862	$19,816	$—
 ____________________________
(1) Consideration of $13.8 million in 2017 is non-cash.
In 2017, total consideration was primarily allocated to goodwill, property and equipment acquired, intangible assets acquired, and liabilities assumed. In 2016, total consideration was primarily allocated to goodwill and property and equipment acquired. For additional information, refer to Note 3, Summary of Refranchisings, Franchisee Development and Acquisitions, of the notes to the consolidated financial statements.
Financing Activities.  Cash used in financing activities increased $184.1 million in 2017 and decreased $104.8 million in 2016 as compared with the respective prior year. The increase in 2017 is primarily due to a net increase in payments under our credit facility, and an increase in cash used to repurchase our common stock. The decrease in 2016 is due primarily to a net increase in borrowings under our credit facility and a decrease in cash used to repurchase our common stock, partially offset by a decrease in excess tax benefits from share-based compensation arrangements, a decrease in proceeds from the issuance of our common stock, and an increase in cash used to pay dividends.
Credit Facility — On September 16, 2016, the Company amended its credit facility to increase its overall borrowing capacity by $400.0 million. The amended credit facility was increased to $1.6 billion, consisting of (i) a $900.0 million revolving credit agreement and (ii) a $700.0 million term loan.
We are subject to a number of customary covenants under our credit facility, including limitations on additional borrowings, acquisitions, loans to franchisees, lease commitments, stock repurchases, dividend payments and requirements to maintain certain financial ratios. We were in compliance with all covenants as of October 1, 2017.
At October 1, 2017, we had $639.4 million outstanding under the term loan, borrowings under the revolving credit agreement of $497.0 million and letters of credit outstanding of $31.4 million. For additional information related to our credit facility, refer to Note 7, Indebtedness, of the notes to the consolidated financial statements.

Interest Rate Swaps — To reduce our exposure to rising interest rates under our credit facility, we consider and have entered into interest rate swaps. In April 2014, we entered into nine forward-starting interest rate swap agreements that effectively convert $300.0 million of our variable rate borrowings to a fixed rate basis from October 2014 through October 2018. In June 2015, we entered into eleven forward-starting interest rate swap agreements that effectively convert an additional $200.0 million of our variable rate borrowings and future expected variable rate borrowings to a fixed rate from October 2015 through October 2018, and $500.0 million from October 2018 through October 2022. For additional information, refer to Note 6, Derivative Instruments, of the notes to the consolidated financial statements and Item 7A, Quantitative and Qualitative Disclosures about Market Risk, of this Report.
Repurchases of Common Stock — During fiscal 2017, we repurchased 3.2 million shares at an aggregate cost of $327.2 million. As of October 1, 2017, there was approximately $181.0 million remaining under the stock buyback programs, which expire in November 2018.
Repurchases of common stock included in our consolidated statements of cash flows for fiscal 2017 and 2015 include $7.2 million and $3.1 million, respectively, related to repurchase transactions traded in the prior fiscal year that settled in 2017 and 2015, respectively. Repurchases of common stock included in our consolidated statement of cash flows for fiscal 2016 exclude $7.2 million related to repurchase transactions traded in 2016 that settled in the subsequent year. For additional information, refer to Note 13, Stockholders’ Equity, of the notes to the consolidated financial statements and Item 5, Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities, of this Report.
Dividends — In fiscal 2017, the Board of Directors declared four cash dividends of $0.40 cents per share each, totaling $49.2 million. In fiscal 2016, the Board of Directors declared four cash dividends of $0.30 cents per share each, totaling $40.5 million, and in fiscal 2015, the Board of Directors declared two cash dividends of $0.20 per share each, and two cash dividends of $0.30 per share each, totaling $37.6 million. Future dividends are subject to approval by our Board of Directors.
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
Contractual Obligations and Commitments
The following is a summary of our contractual obligations and commercial commitments as of October 1, 2017 (in thousands):

	Payments Due by Fiscal Year
	Total	Less than 1 year	1-3 years	3-5 years	After 5 years
Contractual Obligations:
Credit facility term loan (1)	$668,549	$83,879	$584,670	$—	$—
Revolving credit agreement (1)	521,899	16,585	505,314	—	—
Capital lease obligations	12,840	2,263	3,833	3,699	3,045
Operating lease obligations	1,414,746	235,424	398,317	296,328	484,677
Purchase commitments (2)	3,074,400	880,800	885,400	641,400	666,800
Benefit obligations (3)	67,138	9,054	12,244	12,740	33,100
Total contractual obligations	$5,759,572	$1,228,005	$2,389,778	$954,167	$1,187,622
Other Commercial Commitments:
Stand-by letters of credit (4)	$31,400	$31,400	$—	$—	$—
____________________________

(1)	Includes estimated interest expense based on rates in effect on October 1, 2017.

(2)	Includes purchase commitments for food, beverage, and packaging items to support system-wide restaurant operations.

(3)	Includes expected payments associated with our non-qualified defined benefit plan, postretirement healthcare plans and our non-qualified deferred compensation plan through fiscal 2027.

(4)	Consists primarily of letters of credit for workers’ compensation and general liability insurance.

We maintain a noncontributory defined benefit pension plan (“Qualified Plan”) covering substantially all full-time employees hired before January 1, 2011. Our policy is to fund our Qualified Plan at amounts necessary to satisfy the minimum amount required by law, plus additional amounts as determined by management to improve the plan’s funded status. Contributions beyond fiscal 2017 will depend on pension asset performance, future interest rates, future tax law changes, and future changes in regulatory funding requirements. Based on the funding status of our Qualified Plan as of our last measurement date, there was no minimum contribution required. For additional information related to our pension plans, refer to Note 11, Retirement Plans, of the notes to the consolidated financial statements.
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
Long-lived Assets — Property, equipment and certain other assets, including amortized intangible assets, are reviewed for impairment on an annual basis or whenever events or changes in circumstances indicate that their carrying value may not be recoverable. This review generally includes a restaurant-level analysis, except when we are actively selling a group of restaurants, in which case we perform our impairment evaluations at the group level. Impairment evaluations for individual restaurants take into consideration a restaurant’s operating cash flows, the period of time since a restaurant has been opened or remodeled, refranchising expectations, and the maturity of the related market. Impairment evaluations for a group of restaurants take into consideration the group’s expected future cash flows and sales proceeds from bids received, if any, or fair market value based on, among other considerations, the specific sales and cash flows of those restaurants. If the assets of a restaurant or group of restaurants subject to our impairment evaluation are not recoverable based upon the forecasted, undiscounted cash flows, we recognize an impairment loss as the amount by which the carrying value of the assets exceeds fair value. Our estimates of cash flows used to assess impairment are subject to a high degree of judgment and may differ from actual cash flows due to, among other things, economic conditions or changes in operating performance. During fiscal year 2017, we recorded impairment charges of $2.4 million related to three underperforming Qdoba restaurants which are currently held for use, and $0.7 million in charges for Qdoba furniture and equipment resulting from new restaurant design changes.
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
Our primary exposure to risks relating to financial instruments is changes in interest rates. Our credit facility is comprised of a revolving credit facility and a term loan, bearing interest at an annual rate equal to the prime rate or LIBOR plus an applicable margin based on a financial leverage ratio, with a 0% floor on the LIBOR. As of October 1, 2017, the applicable margin for the LIBOR-based revolving loans and term loan was set at 2.00%.
We use interest rate swap agreements to reduce exposure to interest rate fluctuations. In April 2014, we entered into nine forward-starting interest rate swap agreements that effectively convert $300.0 million of our variable rate borrowings to a fixed rate basis from October 2014 through October 2018. In June 2015, we entered into eleven forward-starting interest rate swap agreements that effectively convert an additional $200.0 million of our variable rate borrowings to a fixed rate from October 2015 through October 2018, and $500.0 million from October 2018 through October 2022. Based on the applicable margin in effect as of October 1, 2017, these twenty interest rate swaps would yield average fixed rates of 4.41%, 4.62%, 4.89%, 5.07% and 5.17% in fiscal years 2018 through 2022, respectively. For additional information related to our interest rate swaps, refer to Note 6, Derivative Instruments, of the notes to the consolidated financial statements.
A hypothetical 100 basis point increase in short-term interest rates, based on the outstanding unhedged balance of our revolving credit facility and term loan at October 1, 2017, would result in an estimated increase of $6.4 million in annual interest expense.
We are also exposed to the impact of commodity and utility price fluctuations. Many of the ingredients we use are commodities or ingredients that are affected by the price of other commodities, weather, seasonality, production, availability and various other factors outside our control. In order to minimize the impact of fluctuations in price and availability, we monitor the primary commodities we purchase and may enter into purchasing contracts and pricing arrangements when considered to be advantageous. However, certain commodities remain subject to price fluctuations. We are exposed to the impact of utility price fluctuations related to unpredictable factors such as weather and various other market conditions outside our control. Our ability to recover increased costs for commodities and utilities through higher prices is limited by the competitive environment in which we operate. From time to time, we enter into futures and option contracts to manage these fluctuations. At October 1, 2017, we had no such contracts in place.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
The consolidated financial statements, related financial information, and the Report of Independent Registered Public Accounting Firm required to be filed are indexed on page F-1 and are incorporated herein.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
None.

ITEM 9A.	CONTROLS AND PROCEDURES
Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures
Based on an evaluation of the Company’s disclosure controls and procedures (as defined in Rule 13(a)-15(e) of the Securities Exchange Act of 1934, as amended), as of the end of the Company’s fiscal year ended October 1, 2017, the Company’s Chief Executive Officer and Chief Financial Officer (its principal executive officer and principal financial officer, respectively) have concluded that the Company’s disclosure controls and procedures were effective.
Changes in Internal Control Over Financial Reporting
There have been no significant changes in the Company’s internal control over financial reporting that occurred during the Company’s fiscal quarter ended October 1, 2017 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.
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
Management assessed the effectiveness of the Company’s internal control over financial reporting as of October 1, 2017. In making this assessment, our management used the criteria set forth in 2013 by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control-Integrated Framework. Management has concluded that, as of October 1, 2017, the Company’s internal control over financial reporting was effective, at a reasonable assurance level, based on these criteria.
The Company’s independent registered public accounting firm, KPMG LLP, has issued an audit report on the effectiveness of our internal control over financial reporting, which follows.

Report of Independent Registered Public Accounting Firm
The Board of Directors and Stockholders
Jack in the Box Inc.:
We have audited the internal control over financial reporting of Jack in the Box Inc. (the Company) as of October 1, 2017, based on criteria established in Internal Control — Integrated Framework (2013), issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.
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
In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of October 1, 2017, based on criteria established in Internal Control — Integrated Framework (2013) issued by COSO.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Jack in the Box Inc. and subsidiaries as of October 1, 2017 and October 2, 2016, and the related consolidated statements of earnings, comprehensive income, cash flows, and stockholders’ (deficit) equity for the fifty-two weeks ended October 1, 2017, the fifty-three weeks ended October 2, 2016, and the fifty-two weeks ended September 27, 2015, and our report dated November 29, 2017, expressed an unqualified opinion on those consolidated financial statements.
/s/    KPMG LLP
San Diego, California
November 29, 2017

ITEM 9B.	OTHER INFORMATION
None.
PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
That portion of our definitive Proxy Statement appearing under the captions “Election of Directors,” “Director Qualifications and Biographical Information,” “Committees of the Board” and “Section 16(a) Beneficial Ownership Reporting Compliance” to be filed with the Commission pursuant to Regulation 14A within 120 days after October 1, 2017 and to be used in connection with our 2018 Annual Meeting of Stockholders is hereby incorporated by reference.
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
That portion of our definitive Proxy Statement appearing under the caption “Stockholder Recommendations and Board Nominations,” relating to the procedures by which stockholders may recommend candidates for director to the Nominating and Governance Committee of the Board of Directors, is also incorporated herein by reference.
We have adopted a Code of Ethics, which applies to all Jack in the Box Inc. directors, officers and employees, including the Chief Executive Officer, Chief Financial Officer, Controller and all of the financial team. The Code of Ethics is posted on the Company’s website, www.jackinthebox.com (under the “Investors — Corporate Governance — Code of Conduct” caption) and is available in print free of charge to any stockholder upon request. We intend to satisfy the disclosure requirement regarding any amendment to, or waiver of, a provision of the Code of Ethics for the Chief Executive Officer, Chief Financial Officer and Controller or persons performing similar functions, by posting such information on our website. No such waivers have been issued during fiscal 2017.
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
That portion of our definitive Proxy Statement appearing under the caption “Executive Compensation,” “Director Compensation,” “Compensation Committee Interlocks and Insider Participation” and “Compensation Committee Report” to be filed with the Commission pursuant to Regulation 14A within 120 days after October 1, 2017 and to be used in connection with our 2018 Annual Meeting of Stockholders is hereby incorporated by reference.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
That portion of our definitive Proxy Statement appearing under the caption “Security Ownership of Certain Beneficial Owners and Management” to be filed with the Commission pursuant to Regulation 14A within 120 days after October 1, 2017 and to be used in connection with our 2018 Annual Meeting of Stockholders is hereby incorporated by reference. Information regarding equity compensation plans under which Company common stock may be issued as of October 1, 2017 is set forth in Item 5 of this Report.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
That portion of our definitive Proxy Statement appearing under the caption “Certain Relationships and Related Transactions” and “Directors’ Independence,” if any, to be filed with the Commission pursuant to Regulation 14A within 120 days after October 1, 2017 and to be used in connection with our 2018 Annual Meeting of Stockholders is hereby incorporated by reference.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES
That portion of our definitive Proxy Statement appearing under the caption “Independent Registered Public Accounting Fees and Services” to be filed with the Commission pursuant to Regulation 14A within 120 days after October 1, 2017 and to be used in connection with our 2018 Annual Meeting of Stockholders is hereby incorporated by reference.
PART IV

ITEM 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES

ITEM 15(a) (1)	Financial Statements. See Index to Consolidated Financial Statements on page F-1 of this Report.

ITEM 15(a) (2)	Financial Statement Schedules. None.

ITEM 15(a) (3)  Exhibits.

Number	Description	Form	Filed with SEC
3.1	Certificate of Amendment of Restated Certificate of Incorporation dated September 21, 2007	8-K	9/24/2007

3.2	Amended and Restated Bylaws dated August 4, 2017	10-Q	8/10/2017

10.1.1	Credit Agreement dated as of June 29, 2010 by and among Jack in the Box Inc. and the lenders named therein	8-K	7/1/2010

10.1.2	Collateral Agreement dated as of June 29, 2010 by and among Jack in the Box Inc. and the lenders named therein	8-K	7/1/2010

10.1.3	Guaranty Agreement dated as of June 29, 2010 by and among Jack in the Box Inc. and the lenders named therein	8-K	7/1/2010

10.1.4	First Amendment to the Credit Agreement dated as of February 16, 2012 by and among Jack in the Box Inc. and the lenders named therein	10-Q	2/23/2012

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
		8-K	9/22/2016

10.2*	Form of Compensation and Benefits Assurance Agreement for Executives	10-Q	2/20/2008

10.2.1*	Form of Revised Compensation and Benefits Assurance Agreement for certain officers	10-Q	5/17/2012

10.2.2*	Form of Revised Compensation and Benefits Assurance Agreement for certain officers, dated May 8, 2014	10-K	11/21/2014

10.2.3*	Agreement to Provide Conditional Bonus Payment to Qdoba Brand President, dated August 3, 2017	_____	Filed herewith

10.2.4*	Compensation and Benefits Assurance Agreement for Qdoba Brand President, dated October 10, 2017	_____	Filed herewith

10.3*	Amended and Restated Supplemental Executive Retirement Plan	10-Q	2/18/2009

10.3.1 *	First Amendment to Jack in the Box Inc. Supplemental Executive Retirement Plan, As Amended and Restated Effective January 1, 2009	8-K	9/22/2015

10.4*	Amended and Restated Executive Deferred Compensation Plan	10-Q	2/18/2009

10.4.1 *	Jack in the Box Inc. Executive Deferred Compensation Plan, As Amended and Restated Effective January 1, 2016	8-K	9/22/2015

10.5*	Amended and Restated Deferred Compensation Plan for Non-Management Directors	10-K	11/22/2006

10.8*	Jack in the Box Inc. 2004 Stock Incentive Plan, Amended and Restated Effective February 17, 2012	DEF 14A	1/25/2017

10.8.1*	Form of Restricted Stock Award for officers and certain members of management under the 2004 Stock Incentive Plan	10-Q	8/5/2009

10.8.4*	Form of Restricted Stock Unit Award Agreement for Non-Employee Director under the 2004 Stock Incentive Plan	10-K	11/20/2009

10.8.5*	Form of Time-Vested Restricted Stock Unit Award Agreement under the 2004 Stock Incentive Plan	10-K	11/24/2010

10.8.6*	Form of Restricted Stock Unit Grant Agreement for Non-Employee Directors under the 2004 Stock Incentive Plan	10-Q	5/14/2015

10.8.9*	Form of Stock Option and Performance Share Awards Agreement under the 2004 Stock Incentive Plan	10-K	11/22/2013

10.8.10*	Form of Time-Vested Restricted Stock Unit Award Agreement under the 2004 Stock Incentive Plan	10-K	11/22/2013

Number	Description	Form	Filed with SEC
10.8.11*	Form of Time-Vesting Restricted Stock Unit Award Agreement under the 2004 Stock Incentive Plan	10-Q	2/19/2015

10.8.12*	Form of Stock Option and Performance Share Award Agreement under the 2004 Stock Incentive Plan	10-Q	2/19/2015

10.8.13*	Form of Time-Vesting Restricted Stock Unit Award Agreement under the 2004 Stock Incentive Plan	10-Q	2/18/2016

10.8.14*	Form of Stock Option and Performance Share Award Agreement under the 2004 Stock Incentive Plan	10-Q	2/18/2016

10.8.15*	Form of Restricted Stock Unit Grant Agreement for Non-Employee Directors under the 2004 Stock Incentive Plan	10-Q	5/12/2016

10.10.2*	Jack in the Box Inc. Performance Incentive Plan, Effective February 13, 2016	DEF 14A	1/11/2016

10.10.3*	Jack in the Box Inc. Fiscal Year 2017 Performance Incentive Program, dated November 17, 2016	_____	Filed herewith

10.11*	Form of Amended and Restated Indemnification Agreement between the registrant and individual directors, officers and key employees	10-Q	8/10/2012

21.1	Subsidiaries of the Registrant	_____	Filed herewith

23.1	Consent of Independent Registered Public Accounting Firm	_____	Filed herewith

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	_____	Filed herewith

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	_____	Filed herewith

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	_____	Filed herewith

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	_____	Filed herewith

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

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
November 29, 2017
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

Signature	Title	Date

/s/ LEONARD A. COMMA	Chairman of the Board and Chief Executive Officer (principal executive officer)	November 29, 2017
Leonard A. Comma

/s/ JERRY P. REBEL	Executive Vice President and Chief Financial Officer (principal financial officer and principal accounting officer)	November 29, 2017
Jerry P. Rebel

/s/ DAVID L. GOEBEL	Director	November 29, 2017
David L. Goebel

/s/ SHARON P. JOHN	Director	November 29, 2017
Sharon P. John

/s/ MADELEINE A. KLEINER	Director	November 29, 2017
Madeleine A. Kleiner

/s/ MICHAEL W. MURPHY	Director	November 29, 2017
Michael W. Murphy

/s/ JAMES M. MYERS	Director	November 29, 2017
James M. Myers

/s/ DAVID M. TEHLE	Director	November 29, 2017
David M. Tehle

/s/ JOHN T. WYATT	Director	November 29, 2017
John T. Wyatt

/s/ VIVIEN M. YEUNG	Director	November 29, 2017
Vivien M. Yeung

Schedules not filed: All schedules have been omitted as the required information is inapplicable, immaterial or the information is presented in the consolidated financial statements or related notes.

Report of Independent Registered Public Accounting Firm
The Board of Directors and Stockholders
Jack in the Box Inc.:
We have audited the accompanying consolidated balance sheets of Jack in the Box Inc. and subsidiaries (the Company) as of October 1, 2017 and October 2, 2016, and the related consolidated statements of earnings, comprehensive income, cash flows, and stockholders’ (deficit) equity for the fifty-two weeks ended October 1, 2017, the fifty-three weeks ended October 2, 2016, and the fifty-two weeks ended September 27, 2015. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.
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
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Jack in the Box Inc. and subsidiaries as of October 1, 2017 and October 2, 2016, and the results of their operations and their cash flows for the fifty-two weeks ended October 1, 2017, the fifty-three weeks ended October 2, 2016, and the fifty-two weeks ended September 27, 2015, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the internal control over financial reporting of Jack in the Box Inc. as of October 1, 2017, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated November 29, 2017, expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

/s/ KPMG LLP
San Diego, California
November 29, 2017

JACK IN THE BOX INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share data)

	October 1, 2017	October 2, 2016
ASSETS
Current assets:
Cash	$7,642	$17,030
Accounts and other receivables, net	68,694	73,360
Inventories	6,647	8,229
Prepaid expenses	29,148	40,398
Assets held for sale	24,107	14,259
Other current assets	3,039	2,129
Total current assets	139,277	155,405
Property and equipment, at cost:
Land	112,509	117,166
Buildings	1,112,763	1,116,244
Restaurant and other equipment	265,791	331,644
Construction in progress	31,558	40,522
	1,522,621	1,605,576
Less accumulated depreciation and amortization	(889,630)	(886,526)
Property and equipment, net	632,991	719,050
Intangible assets, net	14,072	14,042
Goodwill	169,049	166,046
Other assets, net	273,032	290,469
	$1,228,421	$1,345,012
LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Current maturities of long-term debt	$64,383	$55,935
Accounts payable	37,302	40,736
Accrued liabilities	160,305	181,250
Total current liabilities	261,990	277,921
Long-term debt, net of current maturities	1,080,932	935,372
Other long-term liabilities	273,531	348,925
Stockholders’ deficit:
Preferred stock $0.01 par value, 15,000,000 shares authorized, none issued	—	—
Common stock $0.01 par value, 175,000,000 shares authorized, 81,843,483 and 81,598,524 issued, respectively	818	816
Capital in excess of par value	453,530	432,564
Retained earnings	1,485,820	1,399,721
Accumulated other comprehensive loss	(137,761)	(187,021)
Treasury stock, at cost, 52,411,407 and 49,190,992 shares, respectively	(2,190,439)	(1,863,286)
Total stockholders’ deficit	(388,032)	(217,206)
	$1,228,421	$1,345,012
See accompanying notes to consolidated financial statements.

JACK IN THE BOX INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF EARNINGS
(In thousands, except per share data)

	Fiscal Year
	2017	2016	2015
Revenues:
Company restaurant sales	$1,152,479	$1,204,535	$1,156,863
Franchise rental revenues	231,687	232,907	226,702
Franchise royalties and other	169,748	161,889	156,752
	1,553,914	1,599,331	1,540,317
Operating costs and expenses, net:
Company restaurant costs:
Food and packaging	346,944	363,002	361,988
Payroll and employee benefits	333,611	334,470	313,302
Occupancy and other	268,546	264,158	246,023
Total company restaurant costs	949,101	961,630	921,313
Franchise occupancy expenses	171,591	170,152	170,102
Franchise support and other costs	14,222	15,991	15,688
Selling, general and administrative expenses	165,752	203,816	221,145
Impairment and other charges, net	25,141	19,057	11,757
(Gains) losses on the sale of company-operated restaurants	(38,034)	(1,230)	3,139
	1,287,773	1,369,416	1,343,144
Earnings from operations	266,141	229,915	197,173
Interest expense, net	46,518	31,081	18,803
Earnings from continuing operations and before income taxes	219,623	198,834	178,370
Income taxes	81,315	72,564	65,769
Earnings from continuing operations	138,308	126,270	112,601
Losses from discontinued operations, net of income tax benefit	(2,976)	(2,197)	(3,789)
Net earnings	$135,332	$124,073	$108,812

Net earnings per share — basic:
Earnings from continuing operations	$4.52	$3.74	$3.00
Losses from discontinued operations	(0.10)	(0.07)	(0.10)
Net earnings per share (1)	$4.42	$3.68	$2.89
Net earnings per share — diluted:
Earnings from continuing operations	$4.47	$3.70	$2.95
Losses from discontinued operations	(0.10)	(0.06)	(0.10)
Net earnings per share (1)	$4.38	$3.63	$2.85

Weighted-average shares outstanding:
Basic	30,630	33,735	37,587
Diluted	30,914	34,146	38,215

Cash dividends declared per common share	$1.60	$1.20	$1.00
________________________
(1) Earnings per share may not add due to rounding.
See accompanying notes to consolidated financial statements.

JACK IN THE BOX INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In thousands)

	Fiscal Year
	2017	2016	2015

Net earnings	$135,332	$124,073	$108,812
Cash flow hedges:
Net change in fair value of derivatives	19,768	(25,439)	(26,596)
Net loss reclassified to earnings	5,070	4,048	2,011
	24,838	(21,391)	(24,585)
Tax effect	(9,592)	8,281	9,517
	15,246	(13,110)	(15,068)
Unrecognized periodic benefit costs:
Actuarial gains (losses) arising during the period	49,025	(71,971)	(54,407)
Actuarial losses and prior service cost reclassified to earnings	6,429	4,546	9,863
	55,454	(67,425)	(44,544)
Tax effect	(21,418)	26,087	17,243
	34,036	(41,338)	(27,301)
Other:
Foreign currency translation adjustments	(35)	(70)	(45)
Tax effect	13	27	16
	(22)	(43)	(29)

Other comprehensive income (loss), net of tax	49,260	(54,491)	(42,398)

Comprehensive income	$184,592	$69,582	$66,414
See accompanying notes to consolidated financial statements.

JACK IN THE BOX INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Fiscal Year
	2017	2016	2015
Cash flows from operating activities:
Net earnings	$135,332	$124,073	$108,812
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	88,939	92,844	89,468
Deferred finance cost amortization	3,487	2,736	2,309
Excess tax benefits from share-based compensation arrangements	(4,232)	(7,461)	(18,602)
Deferred income taxes	(12,208)	34,973	(3,191)
Share-based compensation expense	11,416	11,455	12,420
Pension and postretirement expense	4,215	13,484	18,749
(Gains) losses on cash surrender value of company-owned life insurance	(2,424)	(5,365)	1,240
(Gains) losses on the sale of company-operated restaurants	(38,034)	(1,230)	3,139
Losses on the disposition of property and equipment	3,635	2,654	1,847
Impairment charges and other	7,940	4,759	6,815
Changes in assets and liabilities, excluding acquisitions and dispositions:
Accounts and other receivables	(5,774)	(28,181)	(82)
Inventories	1,771	(713)	105
Prepaid expenses and other current assets	14,831	(15,367)	35,255
Accounts payable	480	2,225	2,281
Accrued liabilities	(20,704)	8,662	798
Pension and postretirement contributions	(5,363)	(101,052)	(25,374)
Other	(11,470)	(4,314)	(9,114)
Cash flows provided by operating activities	171,837	134,182	226,875
Cash flows from investing activities:
Purchases of property and equipment	(67,453)	(96,615)	(86,226)
Purchases of assets intended for sale and leaseback	(5,769)	(9,785)	(10,396)
Proceeds from the sale and leaseback of assets	6,057	17,123	—
Proceeds from the sale of company-operated restaurants	99,591	1,439	3,951
Collections on notes receivable	1,715	3,555	5,917
Acquisition of franchise-operated restaurants	(2,053)	(19,816)	—
Other	1,251	(299)	2,281
Cash flows provided by (used in) investing activities	33,339	(104,398)	(84,473)
Cash flows from financing activities:
Borrowings on revolving credit facilities	747,900	705,000	857,000
Repayments of borrowings on revolving credit facilities	(533,300)	(817,578)	(768,000)
Proceeds from issuance of debt	—	417,578	300,000
Principal repayments on debt	(57,404)	(26,154)	(198,397)
Debt issuance costs	—	(2,385)	(2,030)
Dividends paid on common stock	(48,925)	(40,295)	(37,390)
Proceeds from issuance of common stock	5,165	10,564	15,170
Repurchases of common stock	(334,361)	(284,645)	(320,163)
Excess tax benefits from share-based compensation arrangements	4,232	7,461	18,602
Change in book overdraft	2,151	—	—
Cash flows used in financing activities	(214,542)	(30,454)	(135,208)
Effect of exchange rate changes on cash	(22)	(43)	(29)
Net (decrease) increase in cash	(9,388)	(713)	7,165
Cash at beginning of year	17,030	17,743	10,578
Cash at end of year	$7,642	$17,030	$17,743
See accompanying notes to consolidated financial statements.

JACK IN THE BOX INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ (DEFICIT) EQUITY
(Dollars in thousands)

	Number of Shares	Amount	Capital in Excess of Par Value	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock	Total
Balance at September 28, 2014	80,127,387	$801	$356,727	$1,244,897	$(90,132)	$(1,254,382)	$257,911
Shares issued under stock plans, including tax benefit	968,769	10	33,762	—	—	—	33,772
Share-based compensation	—	—	12,420	—	—	—	12,420
Dividends declared	—	—	77	(37,590)	—	—	(37,513)
Purchases of treasury stock	—	—	—	—	—	(317,051)	(317,051)
Net earnings	—	—	—	108,812	—	—	108,812
Foreign currency translation adjustment	—	—	—	—	(29)	—	(29)
Effect of interest rate swaps, net	—	—	—	—	(15,068)	—	(15,068)
Effect of actuarial losses and prior service cost, net	—	—	—	—	(27,301)	—	(27,301)
Balance at September 27, 2015	81,096,156	811	402,986	1,316,119	(132,530)	(1,571,433)	15,953
Shares issued under stock plans, including tax benefit	502,368	5	18,020	—	—	—	18,025
Share-based compensation	—	—	11,455	—	—	—	11,455
Dividends declared	—	—	103	(40,471)	—	—	(40,368)
Purchases of treasury stock	—	—	—	—	—	(291,853)	(291,853)
Net earnings	—	—	—	124,073	—	—	124,073
Foreign currency translation adjustment	—	—	—	—	(43)	—	(43)
Effect of interest rate swaps, net	—	—	—	—	(13,110)	—	(13,110)
Effect of actuarial losses and prior service cost, net	—	—	—	—	(41,338)	—	(41,338)
Balance at October 2, 2016	81,598,524	816	432,564	1,399,721	(187,021)	(1,863,286)	(217,206)
Shares issued under stock plans, including tax benefit	244,959	2	9,395	—	—	—	9,397
Share-based compensation	—	—	11,416	—	—	—	11,416
Dividends declared	—	—	155	(49,233)	—	—	(49,078)
Purchases of treasury stock	—	—	—	—	—	(327,153)	(327,153)
Net earnings	—	—	—	135,332	—	—	135,332
Foreign currency translation adjustment	—	—	—	—	(22)	—	(22)
Effect of interest rate swaps, net	—	—	—	—	15,246	—	15,246
Effect of actuarial gains and prior service cost, net	—	—	—	—	34,036	—	34,036
Balance at October 1, 2017	81,843,483	$818	$453,530	$1,485,820	$(137,761)	$(2,190,439)	$(388,032)

See accompanying notes to consolidated financial statements.

JACK IN THE BOX INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.     NATURE OF OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Nature of operations — Founded in 1951, Jack in the Box Inc. (the “Company”) operates and franchises Jack in the Box® quick-service restaurants and Qdoba Mexican Eats® (“Qdoba”) fast-casual restaurants. The following table summarizes the number of restaurants as of the end of each fiscal year:

	2017	2016	2015
Jack in the Box:
Company-operated	276	417	413
Franchise	1,975	1,838	1,836
Total system	2,251	2,255	2,249
Qdoba:
Company-operated	385	367	322
Franchise	341	332	339
Total system	726	699	661
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
Reclassifications and adjustments — Certain prior year amounts in the consolidated balance sheets have been reclassified due to the adoption of a new accounting pronouncement. See discussion below.
Fiscal year — Our fiscal year is 52 or 53 weeks ending the Sunday closest to September 30. Comparisons throughout these notes to the consolidated financial statements refer to the 52-week period ended October 1, 2017 for the fiscal year 2017, 53-week period ended October 2, 2016 and 52-week period ended September 27, 2015 for fiscal years 2016 and 2015, respectively.
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

	2017	2016
Assets held for sale and leaseback	$15,792	$14,259
Other property and equipment held for sale	8,315	—
Assets held for sale	$24,107	$14,259
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
Buildings, equipment and leasehold improvements are generally depreciated using the straight-line method based on the estimated useful lives of the assets, over the initial lease term for certain assets acquired in conjunction with the lease commencement for leased properties, or the remaining lease term for certain assets acquired after the commencement of the lease for leased properties. In certain situations, one or more option periods may be used in determining the depreciable life of assets related to leased properties if we deem that an economic penalty would be incurred otherwise. In either circumstance, our policy requires lease term consistency when calculating the depreciation period, in classifying the lease and in computing straight-line rent expense. Building, leasehold improvement assets and equipment are assigned lives that range from 1 to 35 years. Depreciation expense related to property and equipment was $88.2 million, $92.1 million and $88.8 million in fiscal year 2017, 2016, and 2015, respectively.
Impairment of long-lived assets — We evaluate our long-lived assets, such as property and equipment, for impairment on an annual basis or whenever events or changes in circumstances indicate that their carrying value may not be recoverable. This review generally includes a restaurant-level analysis, except when we are actively selling a group of restaurants in which case we perform our impairment evaluations at the group level. Impairment evaluations for individual restaurants take into consideration a restaurant’s operating cash flows, the period of time since a restaurant has been opened or remodeled, refranchising expectations, if any, and the maturity of the related market, which are all significant unobservable inputs (“Level 3 Inputs”). Impairment evaluations for a group of restaurants take into consideration the group’s expected future cash flows and sales proceeds from bids received, if any, or fair market value based on, among other considerations, the specific sales and cash flows of those restaurants. If the assets of a restaurant or group of restaurants subject to our impairment evaluation are not recoverable based upon the forecasted, undiscounted cash flows, we recognize an impairment loss by the amount which the carrying value of the assets exceeds fair value. Refer to Note 9, Impairment and Other Charges, Net, for additional information. Long-lived assets that meet the held for sale criteria, which excludes assets intended to be sold and leased back, are held for sale and reported at the lower of their carrying value or fair value, less estimated costs to sell.

JACK IN THE BOX INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Goodwill and intangible assets — Goodwill is the excess of the purchase price over the fair value of identifiable net assets acquired, if any. We generally record goodwill in connection with the acquisition of restaurants from franchisees. Likewise, upon the sale of restaurants to franchisees, goodwill is decremented. The amount of goodwill written-off is determined as the fair value of the business disposed of as a percentage of the fair value of the reporting unit retained. If the business disposed of was never fully integrated into the reporting unit after its acquisition, and thus the benefits of the acquired goodwill were never realized, the current carrying amount of the acquired goodwill is written off. Goodwill is evaluated for impairment annually, or more frequently if indicators of impairment are present. We first assess qualitative factors to determine whether the existence of events or circumstances lead to a determination that it is more likely than not that the fair value of a reporting unit is less than its carrying amount. If the qualitative factors indicate that it is more likely than not that the fair value of a reporting unit is less than its carrying amount, we perform a single-step impairment test of goodwill. To perform our impairment analysis, we estimate the fair value of the reporting unit using Level 3 Inputs and compare it to the carrying value of the reporting unit. If the carrying value exceeds the fair value of the reporting unit, an impairment loss is recognized equal to the excess.
Intangible assets, net is comprised primarily of our Qdoba trademark, acquired franchise contract costs, lease acquisition costs and reacquired franchise rights. Our Qdoba trademark and acquired franchise contract costs were recorded in connection with our acquisition of Qdoba Restaurant Corporation in fiscal 2003. Our Qdoba trademark asset has an indefinite life and is not amortized. Acquired franchise contract costs represent the acquired value of franchise contracts, which are amortized over the term of the franchise agreements plus options based on the projected royalty revenue stream. Lease acquisition costs primarily represent the fair values of acquired lease contracts having contractual rents lower than fair market rents and are amortized on a straight-line basis over the remaining initial lease term. Reacquired franchise rights are recorded in connection with our acquisition of franchised restaurants and are amortized over the remaining contractual period of the franchise contract in which the right was granted.
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
Refer to Note 4, Goodwill and Intangible Assets, Net, for additional information.
Company-owned life insurance — We have purchased company-owned life insurance (“COLI”) policies to support our non-qualified benefit plans. The cash surrender values of these policies were $110.1 million and $106.0 million as of October 1, 2017 and October 2, 2016, respectively, and are included in other assets, net in the accompanying consolidated balance sheets. Changes in cash surrender values are included in selling, general and administrative expenses in the accompanying consolidated statements of earnings. These policies reside in an umbrella trust for use only to pay plan benefits to participants or to pay creditors if the Company becomes insolvent.
Leases — We review all leases for capital or operating classification at their inception under the FASB authoritative guidance for leases. Our operations are primarily conducted under operating leases. Within the provisions of certain leases, there are rent holidays and escalations in payments over the base lease term, as well as renewal periods. The effects of the holidays and escalations have been reflected in rent expense on a straight-line basis over the expected lease term. Differences between amounts paid and amounts expensed are recorded as deferred rent. Certain leases also provide for tenant incentives used to fund leasehold improvements. Tenant incentives are recorded as deferred tenant improvement allowances in our consolidated balance sheets based on their short-term or long-term nature, and are amortized as reductions of rent expense over the term of the corresponding lease. The lease term commences on the date when we have the right to control the use of the leased property. Certain leases also include contingent rent provisions based on sales levels, which are accrued at the point in time we determine that it is probable such sales levels will be achieved. Refer to Note 8, Leases, for additional information.
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
Amounts recognized on unredeemed gift card balances was $1.2 million, $1.0 million and $1.0 million in fiscal 2017, 2016 and 2015, respectively.
Pre-opening costs associated with the opening of a new restaurant consist primarily of property rent and employee training costs. Pre-opening costs associated with the opening of a restaurant that was closed upon acquisition consist primarily of labor costs, maintenance and repair costs, and property rent. Pre-opening costs are expensed as incurred in selling, general and administrative expenses in the accompanying consolidated statements of earnings.
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
Self-insurance — We are self-insured for a portion of our workers’ compensation, general liability, employee medical and dental, and automotive claims. We utilize a paid-loss plan for our workers’ compensation, general liability and automotive programs, which have predetermined loss limits per occurrence and in the aggregate. We establish our insurance liability (undiscounted) and reserves using independent actuarial estimates of expected losses for determining reported claims and as the basis for estimating claims incurred, but not reported. As of October 1, 2017 and October 2, 2016, our estimated liability for general liability and workers’ compensation claims exceeded our self-insurance retention limits by $3.9 million and $8.6 million, respectively, which we expect our insurance providers to pay on our behalf in accordance with the contractual terms of our insurance policies.
Advertising costs — We administer marketing funds which include contractual contributions. In fiscal 2017 the marketing funds at franchise and company-operated restaurants were approximately 5.0% and 1.3% of gross revenues at Jack in the Box and Qdoba restaurants, respectively. In fiscal 2016 and 2015, the marketing funds at franchise and company-operated restaurants were generally 5.0% and 2.0% of gross revenues at Jack in the Box and Qdoba restaurants, respectively. We record contributions from franchisees as a liability included in accrued liabilities in the accompanying consolidated balance sheets until such funds are expended. The contributions to the marketing funds are designated for sales driving and marketing-related initiatives and advertising, and we act as an agent for the franchisees with regard to these contributions. Therefore, we do not reflect franchisee contributions to the funds in our consolidated statements of earnings.
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

	2017	2016	2015
Jack in the Box	$36,489	$41,189	$41,895
Qdoba	21,721	20,488	17,687
Total	$58,210	$61,677	$59,582
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
Segment reporting — An operating segment is defined as a component of an enterprise that engages in business activities from which it may earn revenues and incur expenses, and about which separate financial information is regularly evaluated by our chief operating decision makers in deciding how to allocate resources. Similar operating segments can be aggregated into a single operating segment if the businesses are similar. We operate our business in two operating segments, Jack in the Box and Qdoba restaurant operations. Refer to Note 16, Segment Reporting, for additional information regarding our segments.
Effect of new accounting pronouncements adopted in fiscal 2017 — In April 2015, the FASB issued Accounting Standards Update (“ASU”) No. 2015-03, Simplifying the Presentation of Debt Issuance Costs, which changes the presentation of debt issuance costs in financial statements. Under this ASU, an entity presents such costs on the balance sheet as a direct deduction from the related debt liability rather than as an asset. This new standard is effective for annual reporting periods beginning after December 15, 2015, including interim periods within that reporting period. We adopted this standard in fiscal 2017 and the prior period was retrospectively adjusted. The adjustment resulted in a reclassification of $3.8 million in debt issuance costs from other assets, net to current maturities of long-term debt and long-term debt, net of current maturities in the amount of $1.6 million and $2.2 million, respectively, in our October 2, 2016 consolidated balance sheet.
In May 2015, the FASB issued ASU No. 2015-07, Fair Value Measurement (Topic 820): Disclosures for Investments in Certain Entities That Calculate Net Asset Value per Share (or Its Equivalent), which removes the requirement to categorize within the fair value hierarchy investments for which the fair values are measured using the net asset value per share practical expedient. It also limits certain disclosures for investments for which the entity has elected to measure the fair value using the practical expedient. This new standard is effective for fiscal years, and interim periods within those years, beginning after December 15, 2015, with early adoption permitted. We adopted this standard in fiscal 2017 and the prior year disclosure was retrospectively adjusted; refer to Note 11, Retirement Plans. The adoption of this standard did not have an impact on our consolidated financial statements.
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

JACK IN THE BOX INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

We adopted this standard in fiscal 2017 and there was no impact on our consolidated financial statements as we continue to present debt issuance costs associated with our line-of-credit arrangement as an asset on our consolidated balance sheets.
In January 2017, the FASB issued ASU No. 2017-04, Intangibles - Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment. The standard simplifies the subsequent measurement of goodwill, requiring only a single-step quantitative test to identify and measure impairment based on the excess of a reporting unit's carrying amount over its fair value. A qualitative assessment may still be completed first for an entity to determine if a quantitative impairment test is necessary. This standard is effective for fiscal years beginning after December 15, 2019, with early adoption permitted for interim or annual goodwill impairment tests performed on testing dates after January 1, 2017. The standard requires adoption on a prospective basis. We adopted this standard in fiscal 2017 and the adoption of this standard did not have an impact on our consolidated financial statements.
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
In March 2016, the FASB issued ASU No. 2016-09, Compensation-Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting. This standard is intended to simplify various aspects of accounting for share-based compensation arrangements, including the income tax impact, classification on the statement of cash flows and forfeitures. This standard is effective for annual reporting periods beginning after December 15, 2016, and interim periods within that reporting period, with early adoption permitted. As such, we will be required to adopt this standard in the first quarter of fiscal 2018 and will classify the excess tax benefits from share-based compensation arrangements, which were $4.2 million in 2017, as a discrete item within income tax expense on the consolidated statements of earnings, rather than recognizing such excess income tax benefits in capital

JACK IN THE BOX INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

in excess of par value on the consolidated statements of stockholders’ deficit. This reclassification will be made on a prospective basis and will also impact the related classification on our consolidated statements of cash flows as excess tax benefits from share-based compensation arrangements will only be reported in cash flows from operating activities rather than as currently reported in cash flows from operating activities and cash flows used in investing activities. Other than these reclassifications, we do not believe the adoption of this ASU will materially impact our consolidated financial statements.
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
In March 2017, the FASB issued ASU 2017-07, Compensation - Retirement Benefits (Topic 715): Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost. This standard requires the presentation of the service cost component of net benefit cost to be in the same line item as other compensation costs arising from services rendered by the pertinent employees during the period. All other components of net benefit cost should be presented separately from the service cost component and outside of a subtotal of earnings from operations, or separately disclosed. The standard is effective for annual and interim periods beginning after December 15, 2017 and must be adopted retrospectively. Early adoption is permitted as of the beginning of an annual period, but we plan to adopt this standard in the first quarter of fiscal 2019. Upon adoption of this standard, we will separately present the components of net periodic benefit cost, excluding the service cost component, outside of earnings from operations. Net periodic benefit cost, excluding the service cost component, was $2.0 million and $8.2 million in fiscal 2017 and 2016, respectively.
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
In fiscal years 2017, 2016 and 2015, results of discontinued operations were immaterial to our consolidated results of operations. Our liability for lease commitments related to our distribution centers is immaterial to our consolidated balance sheet as of October 2, 2016. The lease commitment balance relates to one distribution center lease that expired in July 2017.
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
The following table summarizes the results related to the 2013 Qdoba Closures for each fiscal year (in thousands):

	2017	2016	2015
Unfavorable lease commitment adjustments	$(3,502)	$(2,818)	$(4,594)
Ongoing facility related and other costs	(172)	(71)	(302)
Brokers commissions	(72)	(58)	(234)
Bad debt expense related to subtenants	(49)	(234)	(366)
Loss before income tax benefit	$(3,795)	$(3,181)	$(5,496)
We do not expect the remaining costs to be incurred related to the closures to be material; however, the estimates we make related to our future lease obligations, primarily sublease income, are subject to a high degree of judgment and may differ from actual sublease income due to changes in economic conditions, desirability of the sites and other factors.
Our liability for lease commitments related to the 2013 Qdoba Closures is included in accrued liabilities and other long-term liabilities in the accompanying consolidated balance sheets and has changed as follows during fiscal 2017 (in thousands):

Balance at October 2, 2016	$2,943
Adjustments (1)	3,502
Cash payments	(4,000)
Balance at October 1, 2017 (2)	$2,445
___________________________________________

(1)	Adjustments relate to revisions to certain sublease assumptions due to changes in market conditions, as well as charges to terminate seven lease agreements, and includes interest expense.

(2)	The weighted average remaining lease term related to these commitments is approximately two years.
The balance at October 1, 2017 relates to five locations subleased at a loss and 10 locations we are marketing for sublease. The future minimum lease payments and receipts for the next five fiscal years and thereafter are included in the amounts disclosed in Note 8, Leases.

JACK IN THE BOX INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

3.     SUMMARY OF REFRANCHISINGS, FRANCHISEE DEVELOPMENT AND ACQUISITIONS
Refranchisings and franchisee development — The following table summarizes the number of restaurants sold to franchisees, the number of restaurants developed by franchisees, and the related fees and gains (losses) recognized in each fiscal year (dollars in thousands):

	2017	2016	2015
Restaurants sold to Jack in the Box franchisees	178	1	21
New restaurants opened by franchisees:
Jack in the Box	18	12	16
Qdoba	19	18	22

Initial franchise fees	$8,078	$955	$1,453

Proceeds from the sale of company-operated restaurants (1)	$99,591	$1,439	$3,951
Net assets sold (primarily property and equipment)	(30,597)	(195)	(4,283)
Lease commitment charges (2)	(11,737)	—	(2,542)
Goodwill related to the sale of company-operated restaurants	(10,056)	(15)	(47)
Other (3)	(9,167)	1	(218)
Gains (losses) on the sale of company-operated restaurants	$38,034	$1,230	$(3,139)
 ____________________________

(1)
Amounts in 2017 include additional proceeds of $0.2 million related to restaurants sold in a prior year. Amounts in 2016 and 2015 include additional proceeds of $1.4 million and $1.5 million, respectively, related to the extension of the underlying franchise and lease agreements from the sale of restaurants in prior years.

(2)	Charges are for operating restaurant leases with lease commitments in excess of our sublease rental income.

(3)
Amounts in 2017 represent impairment of $4.6 million and equipment write-offs of $1.4 million related to restaurants closed in connection with the sale of the related markets, maintenance and repair charges, and other miscellaneous non-capital charges. Amounts in 2015 primarily represent impairment charges related to restaurants closed in connection with the sale of the related markets.

Prior to the end of fiscal 2017, we signed non-binding letters of intent with franchisees to sell 11 company-operated Jack in the Box restaurants. Pre-tax gross proceeds related to these sales are estimated at $5.0 million to $6.0 million. Equipment of $0.9 million related to these sales has been classified as assets held for sale in our October 1, 2017 consolidated balance sheet.
Franchise acquisitions — We acquired fifty, one and seven Jack in the Box franchise restaurants in fiscal 2017, 2016 and 2015, respectively. Of the 50 Jack in the Box restaurants acquired in 2017, we took over 31 restaurants as a result of an agreement with an underperforming franchisee who was in violation of franchise and lease agreements with the Company. Under this agreement, the franchisee voluntarily agreed to turn over the restaurants. The acquisition of the additional 19 restaurants in 2017 was the result of a legal action filed in September 2013 against a franchisee, from which legal action we obtained a judgment in January 2017 granting us possession of the restaurants. Of the 50 restaurants acquired in 2017, we sold 18 of the restaurants to franchisees and closed four. We plan to sell the remaining restaurants acquired in 2017 as part of our refranchising strategy. In 2016, we also acquired 14 Qdoba franchise restaurants. Refer to Note 6, Impairment and Other Charges, Net, for additional information regarding impairment charges related to the restaurants closed subsequent to acquisition.
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

JACK IN THE BOX INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table provides detail of the combined acquisitions in each fiscal year (dollars in thousands):

	2017	2016	2015
Restaurants acquired from franchisees	50	15	7

Goodwill	$13,059	$17,034	$—
Property and equipment	2,470	2,954	646
Intangible assets	1,260	91	—
Inventory	189	—	—
Liabilities assumed	(1,116)	(114)	(613)
Gains on the acquisition of franchise-operated restaurants	—	(289)	(33)
Other	—	140	—
Total consideration	$15,862	$19,816	$—

Of the 2017 total consideration, $13.8 million is non-cash consideration and is comprised of $9.9 million of receivables that were eliminated in acquisition accounting and $3.9 million of accounts payable that was recorded in acquisition accounting. The accounts payable recorded is primarily due to third parties to waive their liens and security interests on certain assets acquired.

4.     GOODWILL AND INTANGIBLE ASSETS, NET
The changes in the carrying amount of goodwill during fiscal 2017 and 2016 by reportable segment were as follows (in thousands):

	Jack in the Box	Qdoba	Total
Balance at September 27, 2015	$48,430	$100,597	$149,027
Acquisition of franchise-operated restaurants	—	17,034	17,034
Sale of company-operated restaurants to franchisees	(15)	—	(15)
Balance at October 2, 2016	48,415	117,631	166,046
Acquisition of franchise-operated restaurants	13,059	—	13,059
Sale of company-operated restaurants to franchisees	(10,056)	—	(10,056)
Balance at October 1, 2017	$51,418	$117,631	$169,049
Intangible assets, net consist of the following as of the end of each fiscal year (in thousands):

	2017	2016
Amortized intangible assets:
Gross carrying amount	$17,993	$17,205
Less accumulated amortization	(12,721)	(11,963)
Net carrying amount	5,272	5,242
Non-amortized intangible assets:
Trademark	8,800	8,800
Net carrying amount	$14,072	$14,042
Amortized intangible assets include acquired franchise contracts recorded in connection with our acquisition of Qdoba in 2003, lease acquisition costs and reacquired franchise rights. The weighted-average life of these amortized intangible assets is approximately 24 years. Total amortization expense related to intangible assets was $0.8 million in fiscal 2017, 2016 and 2015.

The following table summarizes, as of October 1, 2017, the estimated amortization expense for each of the next five fiscal years (in thousands):

2018	$820
2019	$760
2020	$723
2021	$680
2022	$599

JACK IN THE BOX INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

5.     FAIR VALUE MEASUREMENTS
Financial assets and liabilities — The following table presents the financial assets and liabilities measured at fair value on a recurring basis (in thousands):

	Total	Quoted Prices in Active Markets for Identical Assets (3) (Level 1)	Significant Other Observable Inputs (3) (Level 2)	Significant Unobservable Inputs (3) (Level 3)
Fair value measurements as of October 1, 2017:
Non-qualified deferred compensation plan (1)	$(37,575)	$(37,575)	$—	$—
Interest rate swaps (Note 6) (2)	(22,927)	—	(22,927)	—
Total liabilities at fair value	$(60,502)	$(37,575)	$(22,927)	$—
Fair value measurements as of October 2, 2016:
Non-qualified deferred compensation plan (1)	$(36,933)	$(36,933)	$—	$—
Interest rate swaps (Note 6) (2)	(47,765)	—	(47,765)	—
Total liabilities at fair value	$(84,698)	$(36,933)	$(47,765)	$—
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
The fair values of the Company’s debt instruments are based on the amount of future cash flows associated with each instrument discounted using the Company’s borrowing rate. At October 1, 2017, the carrying value of all financial instruments was not materially different from fair value, as the borrowings are prepayable without penalty. The estimated fair values of our capital lease obligations approximated their carrying values as of October 1, 2017.
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
In connection with our impairment reviews performed during fiscal 2017, we recorded an impairment charge of $2.4 million related to three underperforming Qdoba restaurants which are currently held for use, and $0.7 million in charges for Qdoba furniture and equipment resulting from new restaurant design changes. Refer to Note 9, Impairment and Other Charges, Net, for additional information regarding impairment charges.

During fiscal 2017, we closed nine Jack in the Box company-operated restaurants in connection with the sale of the related markets to franchisees, and recorded an impairment charge of $4.6 million against the gain on sale of company-operated restaurants. Refer to Note 3, Summary of Refranchisings, Franchisee Development and Acquisitions, for additional information regarding these sales.

No other fair value adjustments were required.
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
Financial position — The following derivative instruments were outstanding as of the end of each fiscal year (in thousands):

	Balance Sheet Location	Fair Value
		2017	2016
Derivatives designated as hedging instruments:
Interest rate swaps	Accrued liabilities	$(4,777)	$(5,857)
Interest rate swaps	Other long-term liabilities	(18,150)	(41,908)
Total derivatives (Note 5)		$(22,927)	$(47,765)

Financial performance — The following table summarizes the accumulated OCI activity related to our interest rate swap derivative instruments in each fiscal year (in thousands):

	Location of Loss in Income	2017	2016	2015
Gain (loss) recognized in OCI	N/A	$19,768	$(25,439)	$(26,596)
Loss reclassified from accumulated OCI into net earnings	Interest expense, net	$5,070	$4,048	$2,011
Amounts reclassified from accumulated OCI into interest expense represent payments made to the counterparty for the effective portions of the interest rate swaps. During the fiscal years presented, our interest rate swaps had no hedge ineffectiveness.

7.     INDEBTEDNESS
The detail of our long-term debt at the end of each fiscal year is as follows (in thousands):

	2017	2016
Revolver, variable interest rate based on an applicable margin plus LIBOR, 3.34% at October 1, 2017	$497,022	$282,422
Term loan, variable interest rate based on an applicable margin plus LIBOR, 3.24% at October 1, 2017	639,385	694,141
Capital lease obligations, 3.50% weighted average interest rate at October 1, 2017	11,049	18,523
	1,147,456	995,086
Less current maturities of long-term debt, net of $1,502 and $1,639 of term loan debt issuance costs, respectively	(64,383)	(55,935)
Less term loan debt issuance costs	(2,141)	(3,779)
	$1,080,932	$935,372
Credit facility — At October 1, 2017, our credit facility was comprised of (i) a $900.0 million revolving credit agreement and (ii) a $700.0 million term loan. The interest rate on the credit facility is based on the Company’s leverage ratio and can range from the London Interbank Offered Rate (“LIBOR”) plus 1.25% to 2.25% with a 0% floor on the LIBOR. Both the revolving credit agreement and the term loan have maturity dates of March 19, 2019. As part of the existing credit agreement, we may also request the issuance of up to $75.0 million in letters of credit, the outstanding amount of which reduces our net borrowing capacity under the agreement. As of October 1, 2017, our unused borrowing capacity was $371.6 million.
Collateral — The Company’s obligations under the credit facility are secured by (i) first priority liens and security interests in the capital stock, partnership and membership interests owned by the Company and/or its subsidiaries, and any proceeds thereof, and (ii) the grant by the Company and the guarantors of first priority liens and security interests in substantially all of their tangible and intangible property, and all proceeds thereof, all of which are subject to certain restrictions set forth in the credit agreement. Additionally, there is a negative pledge on all tangible and intangible assets (including all real and personal property) with customary exceptions as reflected in the credit agreement.
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

JACK IN THE BOX INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Future cash payments — Scheduled principal payments on our long-term debt outstanding at October 1, 2017 for each of the next five fiscal years and thereafter are as follows (in thousands):

2018	$65,885
2019	1,074,211
2020	1,608
2021	1,655
2022	1,704
Thereafter	2,393
$1,147,456
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
The components of rent expense were as follows in each fiscal year (in thousands):

	2017	2016	2015
Minimum rentals	$223,628	$222,437	$212,722
Contingent rentals	3,126	2,943	2,549
Total rent expense	226,754	225,380	215,271
Less rental expense on subleased properties	(145,834)	(145,173)	(141,946)
Net rent expense	$80,920	$80,207	$73,325

The following table presents as of October 1, 2017, future minimum lease payments under capital and operating leases, including leases recorded as lease obligations relating to continuing and discontinued operations (in thousands):

Fiscal Year	Capital Leases	Operating Leases
2018	$2,263	$235,424
2019	1,968	212,500
2020	1,865	185,817
2021	1,867	170,119
2022	1,832	126,209
Thereafter	3,045	484,677
Total minimum lease payments	12,840	$1,414,746
Less amount representing interest, 3.50% weighted average interest rate	(1,791)
Present value of obligations under capital leases	11,049
Less current portion	(2,003)
Long-term capital lease obligations	$9,046
Total future minimum lease payments of approximately $1.3 billion included in the table above are expected to be recovered under our non-cancelable operating subleases.

JACK IN THE BOX INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Assets recorded under capital leases are included in property and equipment, and consisted of the following at each fiscal year-end (in thousands):

	2017	2016
Buildings	$7,301	$9,716
Equipment	11,909	17,855
Less accumulated amortization	(8,952)	(10,325)
	$10,258	$17,246
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

	2017	2016	2015
Total rental income (1)	$237,171	$238,375	$232,264
Contingent rentals	$33,168	$31,632	$28,348
________________________________________________

(1)	Includes contingent rentals.
The minimum rents receivable expected to be received under these non-cancelable operating leases and subleases, including leases recorded as lease obligations relating to continuing and discontinuing operations, and excluding contingent rentals, as of October 1, 2017 are as follows (in thousands):

Fiscal Year
2018	$204,162
2019	219,358
2020	215,921
2021	229,382
2022	206,554
Thereafter	1,248,289
Total minimum future rent receivable	$2,323,666

Assets held for lease and included in property and equipment consisted of the following at each fiscal year-end (in thousands):

	2017	2016
Land	$88,647	$73,527
Buildings	759,003	674,690
Equipment	342	4,382
	847,992	752,599
Less accumulated depreciation	(540,851)	(480,600)
	$307,141	$271,999

JACK IN THE BOX INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

9.     IMPAIRMENT AND OTHER CHARGES, NET
Impairment and other charges, net in the accompanying consolidated statements of earnings is comprised of the following in each fiscal year (in thousands):

	2017	2016	2015
Restructuring costs	$8,837	$10,067	$29
Costs of closed restaurants and other	7,237	3,431	3,592
Losses on disposition of property and equipment, net (1)	3,635	2,801	1,319
Restaurant impairment charges	3,096	544	557
Accelerated depreciation	2,336	2,214	6,260
	$25,141	$19,057	$11,757
___________________________________________

(1)	In 2015, losses on the disposition of property and equipment were offset by $0.9 million in gains from the resolution of one eminent domain matter involving a Jack in the Box restaurant.
Restructuring costs — Restructuring charges in fiscal years 2017 and 2016 are the result of a plan that management initiated in fiscal 2016 to reduce our general and administrative costs. This plan includes cost saving initiatives from workforce reductions, relocation and consolidation of our Qdoba corporate support center, refranchising initiatives, and the consolidation of information technology across both brands. Further, during 2017, we retained Morgan Stanley & Co. LLC to assist our Board of Directors in its evaluation of potential alternatives with respect to Qdoba (the “Qdoba Evaluation”), as well as other ways to enhance shareholder value, and these costs are also included in 2017 restructuring charges.
The following is a summary of the costs incurred in connection with these activities during each fiscal year (in thousands):

	2017	2016	2015
Qdoba Evaluation costs (1)	$5,285	$—	$—
Facility closing costs (2)	2,052	2,004	—
Employee severance and related costs	731	7,583	29
Other (3)	769	480	—
	$8,837	$10,067	$29
___________________________________________

(1)	Qdoba Evaluation costs are primarily comprised of legal services, third party consulting and audit fees.

(2)
In 2017, facility closing costs include $2.0 million in costs related to the exit and early lease termination of the Qdoba corporate support center, which was offset by $0.9 million due to the reversal of the related tenant improvement allowance, and $0.3 million due to the reversal of the related straight-line rent expense. In 2017, facility closing costs also includes $1.2 million of accelerated depreciation related to the relocation of our Qdoba corporate support center.

(3)
In 2017, other primarily represents employee relocation costs and moving expenses related to the relocation of our Qdoba corporate support center. In 2016, other primarily represents employee relocation costs.

The following is a summary of our restructuring costs by operating segment in each fiscal year (in thousands):

	2017	2016	2015
Qdoba restaurant operations (1)	$5,206	$1,991	$—
Shared services (2)	3,423	1,764	29
Jack in the Box restaurant operations	208	6,312	—
	$8,837	$10,067	$29
___________________________________________

(1)	In 2017, Qdoba restaurant operations includes $2.3 million of Qdoba Evaluation costs.

(2)
Shared service functions consist primarily of accounting/finance, information technology, human resources, audit services, legal, tax and treasury. In 2017, costs include $3.0 million of Qdoba Evaluation costs.

At this time, we are unable to estimate additional charges to be incurred.

JACK IN THE BOX INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Total accrued severance costs related to our restructuring activities are included in accrued liabilities and changed as follows during fiscal 2017 (in thousands):

Balance as of October 2, 2016	$4,198
Additions	731
Cash payments	(4,281)
Balance as of October 1, 2017	$648
Restaurant closing costs — Costs of closed restaurants in 2017 primarily include costs related to canceled capital projects, primarily new site development, and future lease commitments and expected ancillary cost, net of anticipated sublease rentals. Cost of closed restaurants in 2016 and 2015 primarily consist of future lease commitment charges and expected ancillary costs, net of anticipated sublease rentals.
Accrued restaurant closing costs included in accrued liabilities and other long-term liabilities, changed as follows during fiscal 2017 (in thousands):

Balance as of October 2, 2016	$7,231
Interest expense	1,594
Adjustments (1)	959
Additions	549
Cash payments	(4,130)
Balance as of October 1, 2017 (2) (3)	$6,203
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

(3)
This balance excludes $2.9 million of restaurant closing costs that are included in accrued liabilities and other long-term liabilities, which were initially recorded as losses on the sale of company-operated restaurants upon sale to Jack in the Box franchisees in prior years.

The future minimum lease payments and receipts for the next five fiscal years and thereafter are included in the amounts disclosed in Note 8, Leases. Our obligations under the leases included in the above table expire at various dates between fiscal 2018 and 2029.
Restaurant Impairment Charges — When events and circumstances indicate that our long-lived assets might be impaired and their carrying amount is greater than the undiscounted cash flows we expect to generate from such assets, we recognize an impairment loss as the amount by which the carrying value exceeds the fair value of the assets. In 2017, restaurant impairment charges included $2.4 million related to the impairment of three underperforming Qdoba restaurants which are currently held for use, and $0.7 million in charges for Qdoba furniture and equipment resulting from new restaurant design changes. Impairment charges in 2016 and 2015 were not material to our consolidated financial statements.
Accelerated depreciation — When a long-lived asset will be replaced or otherwise disposed of prior to the end of its estimated useful life, the useful life of the asset is adjusted based on the estimated disposal date and accelerated depreciation is recognized. In fiscal 2017, accelerated depreciation primarily relates to Qdoba and Jack in the Box restaurant remodels, as well as the anticipated closure of three Jack in the Box and three Qdoba company-operated restaurants. In fiscal 2016 and 2015, accelerated depreciation primarily relates to expenses at our Jack in the Box company-operated restaurants for exterior facility enhancements and the replacement of technology equipment, and in fiscal 2015 it also includes the replacement of beverage equipment.

JACK IN THE BOX INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

10.     INCOME TAXES
Income taxes consist of the following in each fiscal year (in thousands):

	2017	2016	2015
Current:
Federal	$80,787	$32,276	$59,362
State	12,736	5,315	9,598
	93,523	37,591	68,960
Deferred:
Federal	(9,816)	29,975	(2,018)
State	(2,392)	4,998	(1,173)
	(12,208)	34,973	(3,191)
Income tax expense from continuing operations	$81,315	$72,564	$65,769

Income tax benefit from discontinued operations	$(1,868)	$(1,365)	$(2,410)
A reconciliation of the federal statutory income tax rate to our effective tax rate for continuing operations is as follows:

	2017	2016	2015
Computed at federal statutory rate	35.0%	35.0%	35.0%
State income taxes, net of federal tax benefit	3.8	3.7	3.7
Benefit of jobs tax credits, net of valuation allowance	(0.4)	(1.0)	(1.1)
(Benefit) expense related to COLIs	(1.0)	(1.3)	0.3
Other, net	(0.4)	0.1	(1.0)
	37.0%	36.5%	36.9%

The tax effects of temporary differences that give rise to significant portions of deferred tax assets and deferred tax liabilities at each fiscal year-end are presented below (in thousands):

	2017	2016
Deferred tax assets:
Accrued defined benefit pension and postretirement benefits	$67,471	$89,253
Impairment	23,986	21,904
Accrued insurance	14,708	14,378
Tax loss and tax credit carryforwards	11,860	13,624
Lease commitments related to closed or refranchised locations	10,337	7,440
Share-based compensation	9,715	9,091
Interest rate swaps	8,855	18,483
Leasing transactions	7,532	11,144
Other reserves and allowances	2,843	1,935
Deferred income	1,898	1,887
Accrued vacation pay expense	1,835	2,137
Accrued incentive compensation	1,021	5,536
Other, net	5,185	3,876
Total gross deferred tax assets	167,246	200,688
Valuation allowance	(8,507)	(11,365)
Total net deferred tax assets	158,739	189,323
Deferred tax liabilities:
Intangible assets	(33,448)	(31,827)
Property and equipment, principally due to differences in depreciation	(25,077)	(38,859)
Other	(1,519)	(1,050)
Total gross deferred tax liabilities	(60,044)	(71,736)
Net deferred tax assets	$98,695	$117,587

JACK IN THE BOX INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Deferred tax assets as of October 1, 2017 include state net operating loss carry-forwards of approximately $66.5 million expiring at various times between 2018 and 2037. At October 1, 2017 we recorded a valuation allowance of $8.5 million related to losses and state tax credits, which decreased from the $11.4 million at October 2, 2016 primarily due to the release of the valuation allowance on state tax credits. We believe that it is more likely than not that these net operating loss and credit carry-forwards will not be realized and that the remaining deferred tax assets will be realized through future taxable income or alternative tax strategies.

The major jurisdictions in which the Company files income tax returns include the United States and states in which we operate that impose an income tax. The federal statutes of limitations have not expired for fiscal years 2014 and forward. The statutes of limitations for California and Texas, which constitute the Company’s major state tax jurisdictions, have not expired for fiscal years 2013 and forward and 2012 and forward, respectively.

11.     RETIREMENT PLANS
We sponsor programs that provide retirement benefits to our employees. These programs include defined contribution plans, defined benefit pension plans and postretirement healthcare plans.
Defined contribution plans — We maintain a qualified savings plan pursuant to Section 401(k) of the Internal Revenue Code (“IRC”). Effective January 1, 2016, the plan was amended and restated to incorporate Safe Harbor Plan design features which include changes to participant eligibility and company contribution amounts and vesting. The plan allows all employees who have satisfied the service requirements and reached age 21 to defer a percentage of their pay on a pre-tax basis. Beginning January 1, 2016, we match 100% of the first 4% of compensation deferred by the participant. Prior to January 1, 2016, we matched 50% of the first 4% of compensation deferred by the participant. Our contributions under this plan were $2.4 million in fiscal 2017, and $3.8 million and $1.2 million in fiscal 2016 and 2015, respectively.
We also maintain an unfunded, non-qualified deferred compensation plan for key executives and other members of management whose compensation deferrals or company matching contributions to the qualified savings plan are limited due to IRC rules. Effective January 1, 2016, this non-qualified plan was amended to replace the company matching contribution with an annual restoration match that is intended to “restore” up to the full 4% match for participants whose elective deferrals (and related company matching contributions) to the qualified savings plan were limited due to IRC rules. A participant’s right to the Company restoration match vests immediately. Prior to January 1, 2016, we matched 100% of the first 3% contributed by the participant. This plan allows participants to defer up to 50% of their salary and 85% of their bonus, on a pre-tax basis. In addition, to compensate executives who were hired or promoted into an eligible position prior to May 7, 2015 and who may no longer participate in our supplemental defined benefit pension plan, we also contribute a supplemental amount equal to 4% of an eligible employee’s salary and bonus for a period of 10 years in such eligible position. Our contributions under the non-qualified deferred compensation plan were $0.5 million in fiscal 2017, and $0.3 million and $1.3 million in fiscal 2016 and 2015, respectively. A participant’s right to Company contributions in the qualified plan vests immediately, and in the non-qualified plan vests at a rate of 25% per year of service.
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

JACK IN THE BOX INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Obligations and funded status — The following table provides a reconciliation of the changes in benefit obligations, plan assets and funded status of our retirement plans for each fiscal year (in thousands):

	Qualified Plan		SERP		Postretirement Health Plans
	2017	2016	2017	2016	2017	2016
Change in benefit obligation:
Obligation at beginning of year	$522,459	$442,264	$81,450	$75,346	$28,214	$28,911
Service cost	1,331	4,479	855	773	—	—
Interest cost	19,889	20,926	2,850	3,253	1,003	1,263
Participant contributions	—	—	—	—	118	127
Actuarial (gain) loss	(20,081)	75,456	(2,296)	6,938	(2,652)	(768)
Benefits paid	(10,425)	(9,791)	(4,458)	(4,860)	(1,168)	(1,161)
Settlements	(19,406)	(10,875)	—	—	—	—
Other	—	—	—	—	145	(158)
Obligation at end of year	$493,767	$522,459	$78,401	$81,450	$25,660	$28,214
Change in plan assets:
Fair value at beginning of year	$438,402	$332,657	$—	$—	$—	$—
Actual return on plan assets	52,138	31,411	—	—	—	—
Participant contributions	—	—	—	—	118	127
Employer contributions	—	95,000	4,458	4,860	905	1,192
Benefits paid	(10,425)	(9,791)	(4,458)	(4,860)	(1,168)	(1,161)
Settlements	(19,406)	(10,875)	—	—	—	—
Other	—	—	—	—	145	(158)
Fair value at end of year	$460,709	$438,402	$—	$—	$—	$—
Funded status at end of year	$(33,058)	$(84,057)	$(78,401)	$(81,450)	$(25,660)	$(28,214)
Amounts recognized on the balance sheet:
Current liabilities	$—	$—	$(4,448)	$(4,504)	$(1,308)	$(1,325)
Noncurrent liabilities	(33,058)	(84,057)	(73,953)	(76,946)	(24,352)	(26,889)
Total liability recognized	$(33,058)	$(84,057)	$(78,401)	$(81,450)	$(25,660)	$(28,214)
Amounts in AOCI not yet reflected in net periodic benefit cost:
Unamortized actuarial loss (gain), net	$167,598	$216,129	$33,462	$37,417	$(574)	$2,239
Unamortized prior service cost	—	—	418	571	—	—
Total	$167,598	$216,129	$33,880	$37,988	$(574)	$2,239
Other changes in plan assets and benefit obligations recognized in OCI:
Net actuarial (gain) loss	$(44,077)	$65,801	$(2,296)	$6,938	$(2,652)	$(768)
Amortization of actuarial loss	(4,455)	(2,828)	(1,659)	(1,259)	(162)	(219)
Amortization of prior service cost	—	—	(153)	(240)	—	—
Total recognized in OCI	(48,532)	62,973	(4,108)	5,439	(2,814)	(987)
Net periodic benefit (credit) cost and other losses	(2,467)	6,477	5,517	5,525	1,165	1,482
Total recognized in comprehensive income	$(50,999)	$69,450	$1,409	$10,964	$(1,649)	$495
Amounts in AOCI expected to be amortized in fiscal 2018 net periodic benefit cost:
Net actuarial loss (gain)	$3,330		$1,538		$(27)
Prior service cost	—		146		—
Total	$3,330		$1,684		$(27)

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

JACK IN THE BOX INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

As of October 1, 2017 and October 2, 2016, the Qualified Plan’s ABO exceeded the fair value of its plan assets. The SERP is an unfunded plan and, as such, had no plan assets as of October 1, 2017 and October 2, 2016. The following sets forth the PBO, ABO and fair value of plan assets of our pension plans as of the measurement date in each fiscal year (in thousands):

	2017	2016
Qualified Plan:
Projected benefit obligation	$493,767	$522,459
Accumulated benefit obligation	$493,767	$522,459
Fair value of plan assets	$460,709	$438,402
SERP:
Projected benefit obligation	$78,401	$81,450
Accumulated benefit obligation	$78,401	$80,815
Fair value of plan assets	$—	$—
Net periodic benefit cost — The components of the fiscal year net periodic benefit cost were as follows (in thousands):

	2017	2016	2015
Qualified Plan:
Service cost	$1,331	$4,479	$7,592
Interest cost	19,889	20,926	19,750
Expected return on plan assets	(28,142)	(21,756)	(23,273)
Actuarial loss	4,455	2,828	8,278
Net periodic benefit (credit) cost	$(2,467)	$6,477	$12,347
SERP:
Service cost	$855	$773	$676
Interest cost	2,850	3,253	2,945
Actuarial loss	1,659	1,259	1,134
Amortization of unrecognized prior service cost	153	240	269
Net periodic benefit cost	$5,517	$5,525	$5,024
Postretirement health plans:
Interest cost	$1,003	$1,263	$1,196
Actuarial loss	162	219	182
Net periodic benefit cost	$1,165	$1,482	$1,378

Prior service costs are amortized on a straight-line basis from date of participation to full eligibility.  Unrecognized gains or losses are amortized using the “corridor approach” under which the net gain or loss in excess of 10% of the greater of the PBO or the market-related value of the assets, if applicable, is amortized. For our Qualified Plan in fiscal year 2017 and 2016, actuarial losses were amortized over the average future expected lifetime of all participants expected to receive benefits, and in 2015, actuarial losses were amortized on a straight-line basis over the expected remaining service period of plan participants. For our SERP, actuarial losses are amortized over the expected remaining future lifetime for inactive participants, and for our postretirement health plans, actuarial losses are amortized over the expected remaining future lifetime of inactive participants expected to receive benefits.

JACK IN THE BOX INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Assumptions — We determine our actuarial assumptions on an annual basis. In determining the present values of our benefit obligations and net periodic benefit costs as of and for the fiscal years ended October 1, 2017, October 2, 2016 and September 27, 2015, we used the following weighted-average assumptions:

	2017	2016	2015
Assumptions used to determine benefit obligations (1):
Qualified Plan:
Discount rate	3.99%	3.85%	4.79%
Rate of future pay increases	—%	—%	3.50%
SERP:
Discount rate	3.80%	3.60%	4.45%
Rate of future pay increases	3.50%	3.50%	3.50%
Postretirement health plans:
Discount rate	3.82%	3.64%	4.47%
Assumptions used to determine net periodic benefit cost (2):
Qualified Plan:
Discount rate	3.85%	4.79%	4.60%
Long-term rate of return on assets	6.50%	6.50%	6.50%
Rate of future pay increases	—%	3.50%	3.50%
SERP:
Discount rate	3.60%	4.45%	4.36%
Rate of future pay increases	3.50%	3.50%	3.50%
Postretirement health plans:
Discount rate	3.64%	4.47%	4.43%
 ____________________________

(1)	Determined as of end of year.

(2)	Determined as of beginning of year.
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
The assumed discount rate and expected long-term rate of return on assets have a significant effect on amounts reported for our pension and postretirement plans. A quarter percentage point decrease in the discount rate and long-term rate of return used would have decreased fiscal 2017 earnings before income taxes by $0.3 million and $1.1 million, respectively.
The assumed average rate of compensation increase is the average annual compensation increase expected over the remaining employment periods for the participating employees. For determining our Qualified Plan’s projected benefit obligation as of October 1, 2017 and October 2, 2016, and the net periodic benefit cost in fiscal 2017, no future pay increases were included in our assumptions as our plan participants no longer accrue benefits effective December 31, 2015.

JACK IN THE BOX INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For measurement purposes, the weighted-average assumed health care cost trend rates for our postretirement health plans were as follows for each fiscal year:

	2017	2016	2015
Healthcare cost trend rate for next year:
Participants under age 65	7.50%	7.75%	8.00%
Participants age 65 or older	7.00%	7.25%	7.50%
Rate to which the cost trend rate is assumed to decline:
Participants under age 65	4.50%	4.50%	4.50%
Participants age 65 or older	4.50%	4.50%	4.50%
Year the rate reaches the ultimate trend rate:
Participants under age 65	2030	2030	2030
Participants age 65 or older	2028	2028	2028
The assumed healthcare cost trend rate represents our estimate of the annual rates of change in the costs of the healthcare benefits currently provided by our postretirement plans. The healthcare cost trend rate implicitly considers estimates of healthcare inflation, changes in healthcare utilization and delivery patterns, technological advances and changes in the health status of the plan participants. The healthcare cost trend rate assumption has a significant effect on the amounts reported. For example, a 1.0% change in the assumed healthcare cost trend rate would have the following effect on the fiscal 2017 net periodic benefit cost and end of year PBO (in thousands):

	1% Point Increase	1% Point Decrease
Total interest and service cost	$123	$(105)
Postretirement benefit obligation	$2,892	$(2,482)
Plan assets — Our investment philosophy is to (1) protect the corpus of the fund; (2) establish investment objectives that will allow the market value to exceed the present value of the vested and unvested liabilities over time; while (3) obtaining adequate investment returns to protect benefits promised to the participants and their beneficiaries. Our asset allocation strategy utilizes multiple investment managers in order to maximize the plan’s return while minimizing risk. We regularly monitor our asset allocation, and senior financial management and the Finance Committee of the Board of Directors review performance results quarterly. We continually review our target asset allocation for our Qualified Plan and when changes are made, we reallocate our plan assets over a period of time, as deemed appropriate by senior financial management, to achieve our target asset allocation. Our plan asset allocation at the end of fiscal 2017 and target allocations were as follows:

	2017	Target	Minimum	Maximum
Cash and cash equivalents	1%	—%	—%	—%
Domestic equity	23	25	15%	35%
International equity	26	25	15%	35%
Core fixed funds	29	25	20%	30%
High yield	4	5	—%	10%
Alternative investments	9	9	4%	14%
Real estate	8	8	3%	13%
Real return bonds	—	3	—%	6%
	100%	100%

JACK IN THE BOX INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The Company measures its defined benefit plan assets and obligations as of the month-end date closest to its fiscal year end, which is a practical expedient under FASB authoritative guidance. The fair values of the Qualified Plan’s assets by asset category are as follows (in thousands):

		Total	Quoted Prices in Active Markets for Identical (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Items Measured at Fair Value at September 30, 2017:
Asset Category:
Cash and cash equivalents	(1)	$3,245	$—	$3,245	$—
Equity:
U.S	(2)	108,241	108,241	—	—
International	(3), (4)	121,130	52,013	—	—
Fixed income:
Investment grade	(5)	133,737	—	133,737	—
High yield	(6)	19,889	19,889	—	—
Alternatives	(4),(7)	38,933	—	—	—
Real estate	(4),(8)	35,534	—	—	—
		$460,709	$180,143	$136,982	$—
Items Measured at Fair Value at September 30, 2016:
Asset Category:
Cash and cash equivalents	(1)	$5,479	$—	$5,479	$—
Equity:
U.S	(2)	101,174	101,174	—	—
International	(3), (4)	121,884	61,097	—	—
Fixed income:
Investment grade	(5)	120,439	—	120,439	—
High yield	(6)	24,638	24,638	—	—
Alternatives	(7)	24,642	24,642	—	—
Real estate	(4),(8)	40,146	—	—	—
		$438,402	$211,551	$125,918	$—
_________________________

(1)	Cash and cash equivalents are comprised of commercial paper, short-term bills and notes, and short-term investment funds, which are valued at quoted prices in active markets for similar securities.

(2)
U.S. equity securities are comprised of investments in common stock of U.S. companies for total return purposes. These investments are valued by the trustee at closing prices from national exchanges on the valuation date.

(3)
International equity securities are comprised of investments in common stock of companies located outside of the U.S for total return purposes. These investments are valued by the trustee at closing prices from national exchanges on the valuation date, or the values are adjusted as a result of market movements following the close of local trading using inputs to models that are observable either directly or indirectly. The portion of these investments that are measured at fair value using the net asset value per share practical expedient (see note 4 below) can be redeemed on a monthly basis.

(4)
Certain investments that are measured at fair value using the net asset value per share (or its equivalent) practical expedient have not been categorized in the fair value hierarchy. The fair value amounts presented in this table are intended to permit reconciliation of the fair value hierarchy to the amounts presented in the statement of financial position.

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

(7)
Alternative investments consists primarily of an investment in asset classes other than stocks, bonds, and cash.  Alternative investments can include commodities, hedge funds, private equity, managed futures, and derivatives.  These investments are valued based on unadjusted quoted market prices and can be redeemed on a bi-monthly basis.

(8)
Real estate is investments in a real estate collective trust for purposes of total return. These investments are valued based on prices or valuation techniques that require inputs that are both unobservable and significant to the overall fair value measurement. These investments can be redeemed on a quarterly basis.

JACK IN THE BOX INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Future cash flows — Our policy is to fund our plans at or above the minimum required by law. As of the date of our last actuarial funding valuation, there was no minimum requirement. We do not anticipate making any contributions to our Qualified Plan in fiscal 2018. Contributions expected to be paid in the next fiscal year, the projected benefit payments for each of the next five fiscal years, and the total aggregate amount for the subsequent five fiscal years are as follows (in thousands):

	Defined Benefit Pension Plans	Postretirement Health Plans
Estimated net contributions during fiscal 2018	$4,448	$1,333
Estimated future year benefit payments during fiscal years:
2018	$15,889	$1,333
2019	$16,454	$1,391
2020	$17,315	$1,440
2021	$18,046	$1,534
2022	$18,969	$1,579
2023-2027	$115,960	$8,194
We will continue to evaluate contributions to our Qualified Plan based on changes in pension assets as a result of asset performance in the current market and economic environment. Expected benefit payments are based on the same assumptions used to measure our benefit obligations at October 1, 2017 and include estimated future employee service, if applicable.

12.     SHARE-BASED EMPLOYEE COMPENSATION
Stock incentive plans — We offer share-based compensation plans to attract, retain and motivate key officers, employees and non-employee directors to work toward the financial success of the Company.
Our stock incentive plans are administered by the Compensation Committee of the Board of Directors and have been approved by the stockholders of the Company. The terms and conditions of our share-based awards are determined by the Compensation Committee for each award date and may include provisions for the exercise price, expirations, vesting, restriction on sales, and forfeitures, as applicable. We issue new shares to satisfy stock issuances under our stock incentive plans.
Our Amended and Restated 2004 Stock Incentive Plan authorizes the issuance of up to 11,600,000 common shares in connection with the granting of stock options, stock appreciation rights, restricted stock purchase rights, restricted stock bonuses, restricted stock units or performance units to key employees, directors, and other designated employees. As of October 1, 2017, 2,079,595 shares of common stock were available for future issuance under this plan.
We also maintain a deferred compensation plan for non-management directors under which those who are eligible to receive fees or retainers may choose to defer receipt of their compensation. The deferred amounts are converted to stock equivalents. The plan requires settlement in shares of our common stock based on the number of stock equivalents and dividend equivalents at the time of a participant’s separation from the Board of Directors. This plan provides for the issuance of up to 350,000 shares of common stock in connection with the crediting of stock equivalents. As of October 1, 2017, 143,122 shares of common stock were available for future issuance under this plan.

We terminated our employee stock purchase plan (“ESPP”) on February 26, 2015. The ESPP was available for all eligible employees to purchase shares of common stock at 95% of the fair market value on the date of purchase. Employees could authorize us to withhold up to 15% of their base compensation during any offering period, subject to certain limitations.
Compensation expense — The components of share-based compensation expense recognized in each fiscal year are as follows (in thousands):

	2017	2016	2015
Nonvested stock units	$6,470	$5,520	$4,989
Performance share awards	2,674	3,068	4,229
Stock options	1,914	2,509	2,782
Nonvested restricted stock awards	88	88	156
Non-management directors’ deferred compensation	270	270	264
Total share-based compensation expense	$11,416	$11,455	$12,420

JACK IN THE BOX INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Nonvested restricted stock units — Nonvested restricted stock units (“RSUs”) are generally issued to executives, non-management directors and certain other members of management and employees. Prior to fiscal 2011, RSUs were granted to certain Executive and Senior Vice Presidents pursuant to our share ownership guidelines. These awards vest upon retirement or termination based on years of service. As of October 1, 2017, 60,272 of such RSUs were outstanding.
Beginning fiscal 2011, we replaced the ownership share grants with time-vested RSUs for certain Vice Presidents and Officers that vest ratably over four to five years and have a 50% or 100% holding requirement on settled shares, which must be held until termination. As of October 1, 2017, 142,041 of such RSUs were outstanding. RSUs issued to non-management directors vest 12 months from the date of grant, or upon termination of board service if the director elects to defer receipt, and totaled 52,343 units outstanding as of October 1, 2017. RSUs issued to certain other employees either cliff vest or vest ratably over three years and totaled 49,576 units outstanding as of October 1, 2017. These awards are amortized to compensation expense over the estimated vesting period based upon the fair value of our common stock on the award date discounted by the present value of the expected dividend stream over the vesting period.

The following is a summary of RSU activity for fiscal 2017:

	Shares	Weighted- Average Grant Date Fair Value
RSUs outstanding at October 2, 2016	328,905	$54.05
Granted	65,947	$102.42
Released	(75,604)	$58.47
Forfeited	(15,016)	$80.57
RSUs outstanding at October 1, 2017	304,232	$62.14
As of October 1, 2017, there was approximately $8.0 million of total unrecognized compensation cost related to RSUs, which is expected to be recognized over a weighted-average period of 2.5 years. The weighted-average grant date fair value of awards granted was $102.42, $72.06 and $75.07 in fiscal years 2017, 2016 and 2015, respectively. In fiscal years 2017, 2016 and 2015, the total fair value of RSUs that vested and were released was $4.4 million, $4.5 million and $2.4 million, respectively.
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
The following is a summary of performance share award activity for fiscal 2017:

	Shares	Weighted- Average Grant Date Fair Value
Performance share awards outstanding at October 2, 2016	117,619	$62.13
Granted	24,599	$95.33
Issued	(55,022)	$65.36
Forfeited	(1,539)	$84.04
Performance adjustments	6,478	$78.27
Performance share awards outstanding at October 1, 2017	92,135	$78.67

As of October 1, 2017, there was approximately $1.7 million of total unrecognized compensation cost related to performance share awards which is expected to be recognized over a weighted-average period of 1.7 years. The weighted-average grant date fair value of awards granted was $95.33, $75.25 and $73.53 in fiscal years 2017, 2016 and 2015, respectively. The total fair value of awards that became fully vested during fiscal years 2017, 2016 and 2015 was $3.2 million, $3.5 million and $3.5 million, respectively.

JACK IN THE BOX INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Stock options — Option grants have contractual terms of seven years and employee options vest over a three-year period. Options may vest sooner for employees meeting certain age and years of service thresholds. All option grants provide for an option exercise price equal to the closing market value of the common stock on the date of grant.
The following is a summary of stock option activity for fiscal 2017:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value (in thousands)
Options outstanding at October 2, 2016	338,457	$61.73
Granted	89,792	$104.95
Exercised	(114,333)	$45.18
Forfeited	(1,557)	$73.53
Options outstanding at October 1, 2017	312,359	$80.15	4.91	$7,072
Options exercisable at October 1, 2017	124,824	$66.64	4.11	$4,404
Options exercisable and expected to vest at October 1, 2017	312,359	$80.15	4.91	$7,072
The aggregate intrinsic value in the table above is the amount by which the current market price of our stock on October 1, 2017 exceeds the weighted average exercise price.

We use a valuation model to determine the fair value of options granted which requires the input of highly subjective assumptions, including the expected volatility of the stock price. The following table presents the weighted-average assumptions used for stock option grants in each fiscal year, along with the related weighted-average grant date fair value:

	2017	2016	2015
Risk-free interest rate	1.37%	1.66%	1.78%
Expected dividends yield	1.52%	1.59%	1.09%
Expected stock price volatility	28.98%	26.68%	32.09%
Expected life of options (in years)	3.50	4.90	6.00
Weighted-average grant date fair value	$20.92	$16.21	$22.04
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
As of October 1, 2017, there was approximately $1.5 million of total unrecognized compensation cost, net of estimated forfeitures, related to stock options grants which is expected to be recognized over a weighted-average period of 1.2 years. The total intrinsic value of stock options exercised was $6.9 million, $18.6 million and $41.8 million in fiscal years 2017, 2016 and 2015, respectively.
Nonvested stock awards — We previously issued nonvested stock awards (“RSAs”) to certain executives under our share ownership guidelines. Effective fiscal 2009, we no longer issue RSA awards and have replaced them with grants of RSUs. The RSAs vest, subject to the discretion of our Board of Directors in certain circumstances, upon retirement or termination based upon years of service. These awards are amortized to compensation expense over the estimated vesting period based upon the fair value of our common stock on the award date. As of October 1, 2017, RSAs outstanding totaled 95,815 shares with a weighted average grant date fair value of $20.56 per share.
In fiscal 2017, there was no activity related to RSAs. As of October 1, 2017, there was less than $0.1 million of total unrecognized compensation cost related to RSAs, which is expected to be recognized fully in fiscal 2018.
Non-management directors’ deferred compensation — All awards outstanding under our directors’ deferred compensation plan are accounted for as equity-based awards and deferred amounts are converted into stock equivalents based on a per share price equal to the average of the closing price of our common stock for the 10 trading days immediately preceding the date the deferred compensation is credited to the director’s account. During fiscal years 2017, 2016 and 2015 no common stock was issued in connection with director retirements.

JACK IN THE BOX INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following is a summary of the stock equivalent activity for fiscal 2017:

	Stock Equivalents	Weighted- Average Grant Date Fair Value
Stock equivalents outstanding at October 2, 2016	84,364	$29.43
Deferred directors’ compensation	2,632	$102.58
Dividend equivalents	1,519	$101.94
Stock equivalents outstanding at October 1, 2017	88,515	$32.85
Employee stock purchase plan — The ESPP was terminated during fiscal 2015; therefore, no stock was issued in fiscal 2017 and 2016. During fiscal year 2015, 1,371 shares of common stock were issued pursuant to our ESPP with a fair value of $70.78.

13.     STOCKHOLDERS’ EQUITY
Repurchases of common stock —   In September 2016, the Board of Directors approved a stock buyback program for up to $300.0 million in shares of our common stock, expiring in November 2018. In May 2017, the Board of Directors approved an additional stock buyback program for up to $100.0 million in shares of our common stock, also expiring in November 2018. During fiscal 2017, we repurchased 3.2 million shares at an aggregate cost of $327.2 million. As of October 1, 2017, there was approximately $181.0 million remaining under Board-authorized stock buyback programs which expire in November 2018. In our consolidated statements of cash flows for fiscal years 2017 and 2015, repurchases of common stock includes $7.2 million and $3.1 million, respectively, related to repurchase transactions traded in the prior fiscal years that settled in fiscal years 2017 and 2015, respectively. Repurchases of common stock included in our consolidated statement of cash flows for fiscal 2016 exclude $7.2 million related to repurchase transactions traded in 2016 that settled in the subsequent year.
Dividends — In fiscal 2017, the Board of Directors declared four cash dividends of $0.40 per share totaling $49.2 million. Future dividends are subject to approval by our Board of Directors.

14.     AVERAGE SHARES OUTSTANDING
Our basic earnings per share calculation is computed based on the weighted-average number of common shares outstanding. Our diluted earnings per share calculation is computed based on the weighted-average number of common shares outstanding adjusted by the number of additional shares that would have been outstanding had the potentially dilutive common shares been issued. Potentially dilutive common shares include nonvested stock awards and units, stock options, and non-management director stock equivalents. Performance share awards are included in the average diluted shares outstanding each period if the performance criteria have been met at the end of the respective periods.
The following table reconciles basic weighted-average shares outstanding to diluted weighted-average shares outstanding in each fiscal year (in thousands):

	2017	2016	2015
Weighted-average shares outstanding — basic	30,630	33,735	37,587
Effect of potentially dilutive securities:
Nonvested stock awards and units	182	188	199
Stock options	59	150	274
Performance share awards	43	73	155
Weighted-average shares outstanding — diluted	30,914	34,146	38,215
Excluded from diluted weighted-average shares outstanding:
Antidilutive	76	147	84
Performance conditions not satisfied at the end of the period	53	38	15

JACK IN THE BOX INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

15.     COMMITMENTS, CONTINGENCIES AND LEGAL MATTERS
Commitments — As of October 1, 2017, we had unconditional purchase obligations during the next five fiscal years as follows (in thousands):

2018	$880,800
2019	499,200
2020	386,200
2021	380,100
2022	261,300
Total	$2,407,600
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
Gessele v. Jack in the Box Inc. —  In August 2010, five former employees instituted litigation in federal court in Oregon alleging claims under the federal Fair Labor Standards Act and Oregon wage and hour laws. The plaintiffs alleged that the Company failed to pay non-exempt employees for certain meal breaks and improperly made payroll deductions for shoe purchases and for workers’ compensation expenses, and later added additional claims relating to timing of final pay and related wage and hour claims involving employees of a franchisee. In 2016, the court dismissed the federal claims and those relating to franchise employees. In June 2017, the court granted class certification with respect to state law claims of improper deductions and late payment of final wages. In fiscal 2012, we accrued for a single claim for which we believe a loss is both probable and estimable; this accrued loss contingency did not have a material effect on our results of operations. We continue to believe that no additional losses are probable beyond this accrual, and we cannot estimate a possible loss contingency or range of reasonably possible loss contingencies beyond the accrual. We plan to vigorously defend against this lawsuit. Nonetheless, an unfavorable resolution of this matter in excess of our current accrued loss contingencies could have a material adverse effect on our business, results of operations, liquidity or financial condition.
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

	2017	2016	2015
Revenues by segment:
Jack in the Box restaurant operations	$1,097,291	$1,162,258	$1,145,176
Qdoba restaurant operations	456,623	437,073	395,141
Consolidated revenues	$1,553,914	$1,599,331	$1,540,317
Earnings from operations by segment:
Jack in the Box restaurant operations	$280,097	$290,346	$265,230
Qdoba restaurant operations	31,031	47,250	47,264
Shared services and unallocated costs	(83,021)	(108,911)	(112,182)
Gains (losses) on the sale of company-operated restaurants	38,034	1,230	(3,139)
Consolidated earnings from operations	266,141	229,915	197,173
Interest expense, net	46,518	31,081	18,803
Consolidated earnings from continuing operations and before income taxes	$219,623	$198,834	$178,370
Total expenditures for long-lived assets by segment:
Jack in the Box restaurant operations	$29,426	$38,607	$41,928
Qdoba restaurant operations	34,163	53,316	34,071
Shared services and unallocated costs	3,864	4,692	10,227
Consolidated expenditures for long-lived assets	$67,453	$96,615	$86,226
Total depreciation expense by segment:
Jack in the Box restaurant operations	$60,595	$66,287	$64,597
Qdoba restaurant operations	20,854	19,306	17,103
Shared services and unallocated costs	6,761	6,489	7,078
Consolidated depreciation expense	$88,210	$92,082	$88,778
We do not evaluate, manage or measure performance of segments using asset, interest income and expense, or income tax information; accordingly, this information by segment is not prepared or disclosed.

17.     SUPPLEMENTAL CONSOLIDATED CASH FLOW INFORMATION (in thousands)

	2017	2016	2015
Cash paid during the year for:
Income tax payments	$92,721	$33,454	$28,764
Interest, net of amounts capitalized	$42,893	$28,576	$16,233
(Decrease) increase in obligations for purchases of property and equipment	$(1,848)	$(3,122)	$5,388
(Decrease) increase in obligations for treasury stock repurchases	$(7,208)	$7,208	$(3,112)
Non cash transactions:
Consideration for franchise acquisitions	$13,809	$—	$—
Decrease in equipment capital lease obligations from the sale of company-operated restaurants	$5,631	$—	$—
Equipment capital lease obligations incurred	$1,364	$1,124	$16,770
Increase in dividends accrued or converted to common stock equivalents	$308	$176	$174

JACK IN THE BOX INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

18.     SUPPLEMENTAL CONSOLIDATED FINANCIAL STATEMENT INFORMATION (in thousands)

	October 1, 2017	October 2, 2016
Accounts and other receivables, net:
Trade	$64,576	$66,837
Notes receivable	1,276	1,603
Other	7,403	7,680
Allowance for doubtful accounts	(4,561)	(2,760)
	$68,694	$73,360
Prepaid expenses:
Prepaid income taxes	$18,185	$12,113
Prepaid rent	—	18,613
Other	10,963	9,672
	$29,148	$40,398
Other assets, net:
Company-owned life insurance policies	$110,057	$105,957
Deferred tax assets	98,695	117,587
Deferred rent receivable	47,033	47,485
Other	17,247	19,440
	$273,032	$290,469
Accrued liabilities:
Insurance	$39,031	$38,368
Payroll and related taxes	26,249	44,627
Advertising	20,112	21,827
Deferred rent income	17,918	15,909
Sales and property taxes	9,695	14,311
Gift card liability	5,052	5,183
Deferred franchise fees	1,199	929
Other	41,049	40,096
	$160,305	$181,250
Other long-term liabilities:
Defined benefit pension plans	$107,011	$161,003
Straight-line rent accrual	47,096	47,070
Other	119,424	140,852
	$273,531	$348,925

JACK IN THE BOX INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

19.    UNAUDITED QUARTERLY RESULTS OF OPERATIONS (in thousands, except per share data)

	16 Weeks Ended	12 Weeks Ended
Fiscal Year 2017	January 22, 2017	April 16, 2017	July 9, 2017	October 1, 2017
Revenues	$487,933	$369,389	$357,846	$338,746
Earnings from operations	$73,117	$65,650	$66,981	$60,393
Net earnings	$35,929	$33,094	$36,351	$29,958
Net earnings per share:
Basic	$1.12	$1.07	$1.23	$1.02
Diluted	$1.11	$1.06	$1.22	$1.01
	16 Weeks Ended	12 Weeks Ended		13 Weeks Ended
Fiscal Year 2016	January 17, 2016	April 10, 2016	July 3, 2016	October 2, 2016
Revenues	$470,823	$361,151	$368,938	$398,419
Earnings from operations	$62,514	$52,786	$55,705	$58,910
Net earnings	$33,221	$28,682	$30,189	$31,981
Net earnings per share:
Basic	$0.94	$0.85	$0.92	$0.98
Diluted	$0.92	$0.84	$0.91	$0.97

20.     SUBSEQUENT EVENTS

On November 17, 2017, the Board of Directors declared a cash dividend of $0.40 per share, to be paid on December 15, 2017 to shareholders of record as of the close of business on December 4, 2017. Future dividends will be subject to approval by our Board of Directors.

Subsequent to the end of fiscal 2017, we signed non-binding letters of intent with franchisees to sell 21 Jack in the Box company-operated restaurants in several markets. Pre-tax gross proceeds related to these sales are estimated at $12.0 million to $13.0 million.