Form 10-Q
period 2018-01-21
JACK IN THE BOX INC /NEW/
filed 2018-02-23
CIK 807882

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
 ____________________________________________________
FORM 10-Q
 _______________________________________________________________________________________
QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended January 21, 2018
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
Yes  ☐    No  ☑
As of the close of business February 16, 2018, 29,532,155 shares of the registrant’s common stock were outstanding.

JACK IN THE BOX INC. AND SUBSIDIARIES

PART I. FINANCIAL INFORMATION

ITEM 1.        CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JACK IN THE BOX INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share data)
(Unaudited)

	January 21, 2018	October 1, 2017
ASSETS
Current assets:
Cash	$3,789	$4,467
Accounts and other receivables, net	36,303	59,609
Inventories	3,335	3,445
Prepaid expenses	16,423	27,532
Current assets held for sale	332,308	42,732
Other current assets	5,950	1,493
Total current assets	398,108	139,278
Property and equipment:
Property and equipment, at cost	1,250,596	1,262,117
Less accumulated depreciation and amortization	(787,427)	(777,841)
Property and equipment, net	463,169	484,276
Other Assets:
Intangible assets, net	1,348	1,413
Goodwill	51,050	51,412
Non-current assets held for sale	—	280,796
Other assets, net	243,894	277,570
Total other assets	296,292	611,191
	$1,157,569	$1,234,745
LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Current maturities of long-term debt	$68,564	$64,225
Accounts payable	27,142	28,366
Accrued liabilities	102,866	135,054
Current liabilities held for sale	61,521	34,345
Total current liabilities	260,093	261,990
Long-term liabilities:
Long-term debt, net of current maturities	1,036,642	1,079,982
Non-current liabilities held for sale	—	32,078
Other long-term liabilities	235,394	248,825
Total long-term liabilities	1,272,036	1,360,885
Stockholders’ deficit:
Preferred stock $0.01 par value, 15,000,000 shares authorized, none issued	—	—
Common stock $0.01 par value, 175,000,000 shares authorized, 81,943,562 and 81,843,483 issued, respectively	819	818
Capital in excess of par value	457,772	453,432
Retained earnings	1,485,130	1,485,820
Accumulated other comprehensive loss	(127,842)	(137,761)
Treasury stock, at cost, 52,411,407 shares	(2,190,439)	(2,190,439)
Total stockholders’ deficit	(374,560)	(388,130)
	$1,157,569	$1,234,745
See accompanying notes to condensed consolidated financial statements.

JACK IN THE BOX INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS
(In thousands, except per share data)
(Unaudited)

	Sixteen Weeks Ended
	January 21, 2018	January 22, 2017
Revenues:
Company restaurant sales	$169,637	$238,571
Franchise rental revenues	77,217	71,436
Franchise royalties and other	47,609	43,174
	294,463	353,181
Operating costs and expenses, net:
Company restaurant costs (excluding depreciation and amortization):
Food and packaging	48,864	67,989
Payroll and employee benefits	48,940	70,183
Occupancy and other	27,750	38,941
Total company restaurant costs (excluding depreciation and amortization)	125,554	177,113
Franchise occupancy expenses (excluding depreciation and amortization)	46,521	42,190
Franchise support and other costs	2,482	2,537
Selling, general and administrative expenses	34,625	40,772
Depreciation and amortization	19,157	21,263
Impairment and other charges, net	2,257	2,654
Gains on the sale of company-operated restaurants	(8,940)	(137)
	221,656	286,392
Earnings from operations	72,807	66,789
Interest expense, net	12,780	10,409
Earnings from continuing operations and before income taxes	60,027	56,380
Income taxes	47,138	21,831
Earnings from continuing operations	12,889	34,549
(Losses) earnings from discontinued operations, net of taxes	(699)	1,381
Net earnings	$12,190	$35,930

Net earnings per share - basic:
Earnings from continuing operations	$0.44	$1.07
(Losses) earnings from discontinued operations	(0.02)	0.04
Net earnings per share (1)	$0.41	$1.12
Net earnings per share - diluted:
Earnings from continuing operations	$0.43	$1.06
(Losses) earnings from discontinued operations	(0.02)	0.04
Net earnings per share (1)	$0.41	$1.11

Weighted-average shares outstanding:
Basic	29,551	32,168
Diluted	29,853	32,442

Cash dividends declared per common share	$0.40	$0.40
____________________________

(1)	Earnings per share may not add due to rounding.
See accompanying notes to condensed consolidated financial statements.

JACK IN THE BOX INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In thousands)
(Unaudited)

	Sixteen Weeks Ended
	January 21, 2018	January 22, 2017
Net earnings	$12,190	$35,930
Cash flow hedges:
Net change in fair value of derivatives	10,291	23,086
Net loss reclassified to earnings	1,674	2,066
	11,965	25,152
Tax effect	(3,039)	(9,731)
	8,926	15,421
Unrecognized periodic benefit costs:
Actuarial losses and prior service costs reclassified to earnings	1,535	1,978
Tax effect	(542)	(766)
	993	1,212

Other comprehensive income, net of tax	9,919	16,633

Comprehensive income	$22,109	$52,563
See accompanying notes to condensed consolidated financial statements.

JACK IN THE BOX INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Sixteen Weeks Ended
	January 21, 2018	January 22, 2017
Cash flows from operating activities:
Net earnings	$12,190	$35,930
(Losses) earnings from discontinued operations	(699)	1,381
Income from continuing operations	12,889	34,549
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	19,157	21,263
Amortization of franchise tenant improvement allowances	147	25
Deferred finance cost amortization	1,031	1,123
Excess tax benefits from share-based compensation arrangements	(802)	(3,981)
Deferred income taxes	33,542	2,285
Share-based compensation expense	2,937	3,687
Pension and postretirement expense	715	1,297
(Gains) losses on cash surrender value of company-owned life insurance	(2,163)	326
Gains on the sale of company-operated restaurants	(8,940)	(137)
Losses on the disposition of property and equipment, net	183	530
Impairment charges and other	805	467
Changes in assets and liabilities, excluding dispositions:
Accounts and other receivables	26,539	25,208
Inventories	110	(111)
Prepaid expenses and other current assets	7,419	27,481
Accounts payable	(371)	(3,458)
Accrued liabilities	(32,667)	(37,940)
Pension and postretirement contributions	(1,710)	(1,440)
Franchise tenant improvement allowance disbursements	(1,761)	—
Other	(3,330)	(1,376)
Cash flows provided by operating activities	53,730	69,798
Cash flows from investing activities:
Purchases of property and equipment	(10,793)	(8,581)
Purchases of assets intended for sale and leaseback	(1,411)	(1,717)
Proceeds from the sale and leaseback of assets	4,949	2,466
Proceeds from the sale of company-operated restaurants	5,591	138
Collections on notes receivable	9,410	264
Proceeds from the sale of property and equipment	589	87
Funding of intercompany operations	(13,122)	(5,805)
Other	2,969	(35)
Cash flows used in investing activities	(1,818)	(13,183)
Cash flows from financing activities:
Borrowings on revolving credit facilities	106,200	231,000
Repayments of borrowings on revolving credit facilities	(130,800)	(167,000)
Principal repayments on debt	(14,208)	(14,398)
Dividends paid on common stock	(11,736)	(12,963)
Proceeds from issuance of common stock	—	4,756
Repurchases of common stock	—	(115,354)
Excess tax benefits from share-based compensation arrangements	—	3,981
Change in book overdraft	(129)	7,804
Tax payments for equity award issuances	(4,244)	(5,706)
Cash flows used in financing activities	(54,917)	(67,880)
Cash flows used in continuing operations	(3,005)	(11,265)
Net cash provided by operating activities of discontinued operations	16,785	12,668
Net cash used in investing activities of discontinued operations	(13,648)	(12,304)
Net cash used in financing activities of discontinued operations	(43)	(40)
Net cash provided by discontinued operations	3,094	324
Cash at beginning of period	4,467	13,906
Cash at end of period	$3,789	$2,641

See accompanying notes to condensed consolidated financial statements.

JACK IN THE BOX INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1.    BASIS OF PRESENTATION
Nature of operations — Founded in 1951, Jack in the Box Inc. (the “Company”) operates and franchises Jack in the Box® quick-service restaurants. The following table summarizes the number of restaurants as of the end of each period:

	January 21, 2018	January 22, 2017
Company-operated	255	419
Franchise	1,995	1,842
Total system	2,250	2,261
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
These financial statements should be read in conjunction with the consolidated financial statements and related notes contained in our Annual Report on Form 10-K for the fiscal year ended October 1, 2017 (“2017 Form 10-K”). The accounting policies used in preparing these condensed consolidated financial statements are the same as those described in our 2017 Form 10-K with the exception of two new accounting pronouncements adopted in fiscal 2018, which are described below.
On December 19, 2017, we entered into a definitive agreement to sell Qdoba Restaurant Corporation (“Qdoba”), a wholly owned subsidiary of the Company which operates and franchises more than 700 Qdoba Mexican Eats® fast-casual restaurants, to certain funds managed by affiliates of Apollo Global Management, LLC (together with its consolidated subsidiaries, the “Buyer”). All assets being sold and liabilities being conveyed to the Buyer are presented as “held for sale” on the condensed consolidated balance sheets. Additionally, for all periods presented in our condensed consolidated statements of earnings, all sales, costs, expenses and income taxes attributable to Qdoba, except as related to the impact of the decrease in the federal statutory tax rate (see Note 7, Income Taxes), have been aggregated under the caption “(losses) earnings from discontinued operations, net of income taxes.” Cash flows used in or provided by Qdoba operations have been aggregated in the condensed consolidated statement of cash flows as part of discontinued operations. Prior year results have been recast to conform with the current presentation. Refer to Note 2, Discontinued Operations, for additional information.
During fiscal 2012, we entered into an agreement to outsource our Jack in the Box distribution business and the related results of operations for this business are also reported as discontinued operations for all periods presented. Refer to Note 2, Discontinued Operations, for additional information.
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
Segment reporting — Prior to the decision to sell Qdoba, we had two reporting segments, Jack in the Box restaurant operations and Qdoba restaurant operations. The reportable segments did not include an allocation of the costs related to shared corporate service functions; nor did they include unallocated costs such as pension expense, share-based compensation and restructuring expense. As a result of the decision to sell Qdoba, which has been classified as discontinued operations, we now have one reporting segment. Revenues and costs related to our Jack in the Box restaurant operations, including indirect corporate overhead costs, are reported within results from continuing operations. See Note 2, Discontinued Operations, for additional information regarding the planned sale of Qdoba.
Reclassifications and adjustments — Certain prior year amounts in the condensed consolidated financial statements have been reclassified due to our Board of Director’s approval to sell Qdoba. See Note 2, Discontinued Operations, for further information regarding this planned sale and the resulting prior year reclassifications. We recorded certain adjustments in 2018 upon the adoption of a new accounting pronouncement; see details regarding the effects of the adoption on our condensed consolidated financial statements below. Further, in 2018, we began presenting depreciation and amortization as a separate line item on our condensed consolidated statements of earnings to better align with similar presentation made by many of our peers and to provide additional disclosure that is meaningful for our investors. The prior year condensed consolidated statement of earnings was adjusted to conform with this new presentation. Depreciation and amortization were previously presented within company restaurant costs, franchise occupancy expenses, selling,

JACK IN THE BOX INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

general and administrative expenses, and impairment and other charges, net on our condensed consolidated statement of earnings.
Fiscal year — Our fiscal year is 52 or 53 weeks ending the Sunday closest to September 30. Fiscal years 2018 and 2017 include 52 weeks. Our first quarter includes 16-weeks and all other quarters include 12-weeks. All comparisons between 2018 and 2017 refer to the 16-weeks (“quarter”) ended January 21, 2018 and January 22, 2017, respectively, unless otherwise indicated.
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
On December 22, 2017, the SEC issued guidance under Staff Accounting Bulletin No. 118, Income Tax Accounting Implications of the Tax Cuts and Jobs Act (“SAB 118”) directing taxpayers to consider the impact of the U.S. legislation as “provisional” when it does not have the necessary information available, prepared or analyzed (including computations) in reasonable detail to complete its accounting for the change in tax law, or if in certain cases, the U.S. Treasury is expected to issue further guidance on the application of certain provisions of the U.S. legislation. See Note 7, Income Taxes, for additional details on the provisional tax expense recognized in accordance with SAB 118.
Advertising costs — We administer a marketing fund which includes contractual contributions. In 2018, the marketing fund contributions from franchise and company-operated restaurants were approximately 5.0% of gross revenues. We record contributions from franchisees as a liability included in accrued liabilities in the accompanying condensed consolidated balance sheets until such funds are expended. The contributions to the marketing fund are designated for sales driving and marketing-related initiatives and advertising, and we act as an agent for the franchisees with regard to these contributions. Therefore, we do not reflect franchisee contributions to the funds in our condensed consolidated statements of earnings.
Production costs of commercials, programming and other marketing activities are charged to the marketing fund when the advertising is first used for its intended purpose, and the costs of advertising are charged to operations as incurred. Total contributions and other marketing expenses are included in selling, general, and administrative expenses in the accompanying condensed consolidated statements of earnings. In 2018 and 2017, advertising and promotions were $8.9 million and $12.0 million, respectively.
Effect of new accounting pronouncements adopted in fiscal 2018 — In March 2016, the FASB issued ASU No. 2016-09, Compensation-Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting. This standard is intended to simplify various aspects of accounting for share-based compensation arrangements, including the income tax impact, classification on the statement of cash flows and forfeitures. This standard is effective for annual reporting periods beginning after December 15, 2016, and interim periods within that reporting period. As such, we adopted this standard in the first quarter of fiscal 2018. Upon the adoption of the standard we prospectively reclassified excess tax benefits from share-based compensation arrangements of $0.8 million as a discrete item within income tax expense on the condensed consolidated statements of earnings, rather than recognizing such excess income tax benefits in capital in excess of par value on the condensed consolidated balance sheet. This also impacted the related classification on our condensed consolidated statements of cash flows as excess tax benefits from share-based compensation arrangements is only reported in cash flows from operating activities on a prospective basis, rather than as previously reported in cash flows from operating activities and cash flows used in financing activities. Upon adoption of the standard we also began reporting cash paid to a taxing authority on an employee’s behalf when we directly withhold equivalent shares for taxes as cash flows used in financing activities with the related tax withholding classified as a change in accounts and other receivables in cash flows from operating activities on our condensed consolidated statements of cash flows. We retrospectively applied this new reporting of tax payments for equity award issuances on our condensed consolidated statements of cash flows. The standard also impacted our earnings per share calculation on a prospective basis as the estimate of dilutive common share equivalents under the treasury stock method no longer assumes that the estimated tax benefits realized when an award is settled are used to repurchase shares. Lastly, the Company elected to account for forfeitures as they occur, and a cumulative-effect adjustment was made in the amount of $0.2 million and recorded in retained earnings as of October 2, 2017 on the condensed consolidated balance sheet.

JACK IN THE BOX INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

In December 2016, the FASB issued ASU 2016-19, Technical Corrections and Improvements. This standard contains amendments that affect a wide variety of topics in the Accounting Standards Codification (“ASC”). The amendments include differences between original FASB guidance and the ASC, guidance clarification and reference corrections, simplifications and minor improvements. This standard is effective for annual reporting periods beginning after December 15, 2016, and interim periods within that reporting period. As such, we adopted this standard in the first quarter of fiscal 2018. This standard did not have a significant effect on our accounting policies or on our condensed consolidated financial statements and related disclosures.
Effect of new accounting pronouncements to be adopted in future periods — In May 2014, the FASB issued ASU No. 2014-09, Revenue Recognition - Revenue from Contracts with Customers (Topic 606), which provides a comprehensive new revenue recognition model that requires an entity to recognize revenue in an amount that reflects the consideration the entity expects to receive for the transfer of promised goods or services to its customers. The standard also requires additional disclosure regarding the nature, amount, timing and uncertainty of revenue and cash flows arising from contracts with customers. Further, in March 2016, the FASB issued ASU No. 2016-08, Revenue from Contracts with Customers (Topic 606): Principal versus Agent Considerations (Reporting Revenue Gross versus Net), which clarifies the guidance in ASU No. 2014-09 when evaluating when another party, along with the entity, is involved in providing a good or service to a customer. In April 2016, the FASB issued ASU No. 2016-10, Revenue from Contracts with Customers (Topic 606): Identifying Performance Obligations and Licensing, which clarifies the guidance in ASU No. 2014-09 regarding assessing whether promises to transfer goods or services are distinct, and whether an entity's promise to grant a license provides a customer with a right to use, or right to access the entity's intellectual property. In December 2016, the FASB issued ASU No. 2016-20, Technical Corrections and Improvements to Revenue from Contracts with Customers (Topic 606). This ASU clarifies the guidance in ASU 2014-09, providing technical corrections and improvements to clarify guidance and correct unintended applications of the guidance. All standards are effective for annual periods beginning after December 15, 2017, and interim periods within that reporting period. As such, we will be required to adopt these standards in the first quarter of fiscal 2019. These standards are to be applied retrospectively or using a cumulative effect transition method, and early adoption is not permitted. We do not believe the new revenue recognition standard will impact our recognition of restaurant sales, rental revenues or royalty fees from franchisees. However, we are still evaluating the impact that this pronouncement will have on the recognition of certain transactions in our consolidated financial statements, including the initial franchise fees currently recognized upon the opening of a franchise restaurant and our advertising arrangements with franchisees currently reported on a net versus gross basis in our consolidated statements of earnings, and the effect it will have on our disclosures. We have not yet selected a transition method.
In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842), which requires a lessee to recognize assets and liabilities on the balance sheet for those leases classified as operating leases under previous guidance. This standard is effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. As such, we will be required to adopt this standard in the first quarter of fiscal 2020. This standard requires adoption based upon a modified retrospective transition approach, with early adoption permitted. Based on a preliminary assessment, we expect that most of our operating lease commitments will be subject to the new guidance and recognized as operating lease liabilities and right-of-use assets upon adoption, resulting in a significant increase in the assets and liabilities on our consolidated balance sheets. In January 2018, the FASB issued ASU No.2018-01, Leases (Topic 842): Land Easement Practical Expedient for Transition to Topic 842, which affects the guidance in ASU 2016-02. The standard permits the election of an optional transition practical expedient to not evaluate land easements that exist or expired before the adoption of Topic 842 and that were not previously accounted for as leases under Topic 840. The effective date and transition requirements are the same as ASU 2016-02. We are continuing our evaluation, which may identify additional impacts this standard will have on our consolidated financial statements and related disclosures.
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
In March 2017, the FASB issued ASU 2017-07, Compensation - Retirement Benefits (Topic 715): Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost. This standard requires the presentation of the service cost component of net benefit cost to be in the same line item as other compensation costs arising from services rendered by the pertinent employees during the period. All other components of net benefit cost should be presented separately from the service cost component and outside of a subtotal of earnings from operations, or separately disclosed. The standard is effective for annual and interim periods beginning after December 15, 2017 and must be adopted retrospectively. Early adoption is permitted as of the beginning of an annual period, but we plan to adopt this standard in the first quarter of fiscal 2019. Upon adoption of this standard, we will separately present the components of net periodic benefit cost, excluding the service cost component, outside of earnings from operations. Net periodic benefit cost, excluding the service cost component, was $0.1 million and $0.6 million in 2018 and 2017, respectively.
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
Distribution business — During fiscal 2012, we entered into an agreement with a third party distribution service provider pursuant to a plan approved by our Board of Directors to sell our Jack in the Box distribution business. During fiscal 2013, we completed the transition of our distribution centers. The operations and cash flows of the business have been eliminated, and in accordance with the provisions of the FASB authoritative guidance on the presentation of financial statements, the results are reported as discontinued operations for all periods presented.
In 2018 and 2017, the results of discontinued operations related to our distribution business were immaterial to our condensed consolidated results of operations. Our liability for lease commitments related to our distribution centers is immaterial to our condensed consolidated balance sheet as of October 1, 2017, and relates to one distribution center lease that expired in July 2017.
Qdoba — On December 19, 2017, we entered into a stock purchase agreement (the “Qdoba Purchase Agreement”) with Quidditch Acquisition, Inc., a Delaware corporation and affiliate of certain funds managed by affiliates of Apollo Global Management, LLC (the “Buyer”). Pursuant to the Qdoba Purchase Agreement, the Buyer has agreed to purchase from the Company all issued and outstanding shares of Qdoba (the “Shares”) for an aggregate purchase price of approximately $305.0 million in cash, subject to customary closing conditions and adjustments set forth in the Qdoba Purchase Agreement (the “Qdoba Sale”). Our Board of Directors unanimously approved the Qdoba Purchase Agreement after its comprehensive evaluation of potential alternatives with respect to Qdoba, which began in 2017.

JACK IN THE BOX INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

The Buyer has obtained guarantees with respect to its obligations under the Qdoba Purchase Agreement. The closing of the Qdoba Sale is anticipated to occur by April 2018, subject to customary closing conditions set forth in the Qdoba Purchase Agreement.
In addition to the purchase of the Shares, the Company and the Buyer will enter into a Transition Services Agreement pursuant to which the Buyer will receive certain services (the “Services”) to enable it to operate the Qdoba business from and after the closing of the Qdoba Sale. The Services will include information technology, finance and accounting, human resources, supply chain and other corporate support services. The Services will be provided at a cost for a period of up to 12 months, with two 3 month extensions available for certain services.
The Company and the Buyer will also enter into an Employee Agreement pursuant to which the Company will continue to employ all Qdoba employees who will transfer employment to the Buyer (the “Qdoba Employees”) from the closing of the Qdoba Sale through the earlier of: (a) following 30 days written notice from the Buyer of termination of the Employee Agreement, or (b) nine months following the closing of the Qdoba Sale. Upon termination of the Employee Agreement, the Qdoba employees will effectively become employees of the Buyer. During the term of the Employee Agreement, the Company will pay all wages and benefits of the Qdoba Employees and will receive reimbursement of these costs from the Buyer.
As the Qdoba Sale represents a strategic shift that will have a major effect on our operations and financial results, in accordance with the provisions of FASB authoritative guidance on the presentation of financial statements, Qdoba results are classified as discontinued operations in our condensed consolidated statements of earnings and our condensed consolidated statements of cash flows for all periods presented. Prior year results have been recast to conform with the current presentation.
In 2018, we recognized deferred tax benefits of $0.5 million on the excess of the tax basis over the book basis in our investment in Qdoba as a result of its pending disposition as it is probable that the temporary difference will reverse in the foreseeable future.
The following table summarizes the Qdoba results for each period (in thousands, except per share data):

	Sixteen Weeks Ended
	January 21, 2018	January 22, 2017
Company restaurant sales	$125,770	$128,699
Franchise revenues	5,986	6,053
Company restaurant costs (excluding depreciation and amortization)	(108,618)	(105,716)
Franchise costs (excluding depreciation and amortization)	(1,408)	(1,173)
Selling, general and administrative expenses	(12,264)	(12,429)
Depreciation and amortization	(5,012)	(6,695)
Impairment and other charges, net	(1,669)	(3,904)
Interest expense, net	(3,212)	(2,515)
(Losses) earnings from discontinued operations before income taxes	(427)	2,320
Income taxes	(205)	(876)
(Losses) earnings from discontinued operations, net of income taxes	$(632)	$1,444

Net (losses) earnings per share from discontinued operations:
Basic	$(0.02)	$0.05
Diluted	$(0.02)	$0.05
Selling, general and administrative expenses include corporate costs directly in support of Qdoba operations. All other corporate costs are classified in results of continuing operations. Our credit facility requires us to make a mandatory prepayment on our borrowings upon closing of the Qdoba Sale. In accordance with FASB authoritative guidance on financial statement presentation, interest expense associated with our credit facility has been allocated to discontinued operations based on our estimate of the mandatory prepayment that will be made upon closing of the Qdoba Sale.

JACK IN THE BOX INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

The following is a summary of the unaudited quarterly results of Qdoba operations for fiscal 2017 (in thousands, except per share data):

	Sixteen Weeks Ended	Twelve Weeks Ended
	January 22, 2017	April 16, 2017	July 9, 2017	October 1, 2017
Company restaurant sales	$128,699	$98,793	$107,067	$102,000
Franchise revenues	6,053	4,711	4,678	4,622
Company restaurant costs (excluding depreciation and amortization)	(105,716)	(80,713)	(84,747)	(86,194)
Franchise costs (excluding depreciation and amortization)	(1,173)	(910)	(879)	(2,031)
Selling, general and administrative expenses	(12,429)	(7,956)	(8,232)	(8,089)
Depreciation and amortization	(6,695)	(5,057)	(5,023)	(4,725)
Impairment and other charges, net	(3,904)	(3,811)	(1,815)	(5,531)
Interest expense, net	(2,515)	(2,044)	(2,229)	(2,237)
(Losses) earnings from discontinued operations before income taxes	2,320	3,013	8,820	(2,185)
Income taxes	(876)	(1,181)	(3,398)	937
(Losses) earnings from discontinued operations, net of income taxes	$1,444	$1,832	$5,422	$(1,248)

Net (losses) earnings per share from discontinued operations:
Basic	$0.05	$0.06	$0.18	$(0.04)
Diluted	$0.05	$0.06	$0.18	$(0.04)

JACK IN THE BOX INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Assets being sold and liabilities being assumed by the Buyer in the Qdoba Sale include substantially all assets and liabilities associated with Qdoba, and are classified as held for sale on our condensed consolidated balance sheets. Prior year balances have been recast to conform with the current presentation. Upon classification of the Qdoba assets as held for sale, in accordance with the FASB authoritative guidance on financial statement presentation, the assets are no longer depreciated. The following table summarizes the major categories of assets and liabilities classified as held for sale in our condensed consolidated balance sheets as of the end of each period (in thousands):

	January 21, 2018	October 1, 2017
Cash	$3,942	$3,175
Accounts receivable, net	8,529	9,086
Inventories	3,168	3,202
Prepaid expenses and other current assets	5,144	8,802
Property and equipment, net	161,643	148,715
Intangible assets, net	12,517	12,660
Goodwill	117,636	117,636
Other assets, net	1,735	1,785
Total assets classified as held for sale (1)	$314,314	$305,061

Accounts payable	$5,903	$8,936
Accrued liabilities	24,472	25,251
Current maturities of long-term debt	175	158
Straight-line rent accrual	14,319	13,347
Deferred income tax liability (2)	5,444	6,421
Other long-term liabilities	11,208	12,310
Total liabilities classified as held for sale	$61,521	$66,423
____________________________

(1)
Current assets held for sale on our condensed consolidated balance sheets include Jack in the Box assets held for sale of $18.0 million and $18.5 million as of January 21, 2018 and October 1, 2017, respectively.

(2)
Prior to held for sale presentation, Qdoba’s deferred income tax liability as of January 22, 2017 was netted against the Jack in the Box deferred income tax assets in other assets, net on our condensed consolidated balance sheet.

Our liability for Qdoba lease commitments is included in current liabilities held for sale as of January 21, 2018 and is included in current and non-current liabilities held for sale as of October 1, 2017 in the accompanying condensed consolidated balance sheets and has changed as follows in 2018 (in thousands):

Balance as of October 1, 2017	$2,473
Adjustments (1)	193
Cash payments	(800)
Balance as of January 21, 2018 (2)	$1,866
____________________________

(1)	Adjustments relate to revisions to certain sublease assumptions due to changes in market conditions and includes interest expense.

(2)	The weighted average remaining lease term related to these commitments is approximately 2 years.

JACK IN THE BOX INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

3.    SUMMARY OF REFRANCHISINGS AND FRANCHISEE DEVELOPMENT
Refranchisings and franchisee development — The following table summarizes the number of restaurants sold to franchisees, the number of restaurants developed by franchisees, and the related fees and gains recognized in each period (dollars in thousands):

	Sixteen Weeks Ended
	January 21, 2018	January 22, 2017
Restaurants sold to franchisees	22	—
New restaurants opened by franchisees	5	7

Initial franchise fees	$995	$290

Proceeds from the sale of company-operated restaurants:
Cash (1)	$5,591	$138
Short-term notes receivable (2)	9,084	—
	14,675	138

Net assets sold (primarily property and equipment)	(3,637)	—
Goodwill related to the sale of company-operated restaurants	(153)	(1)
Other (3)	(1,945)	—
Gains on the sale of company-operated restaurants	$8,940	$137
____________________________

(1)	Amounts in 2018 and 2017 include additional proceeds of $1.2 million and $0.1 million, respectively, related to restaurants sold in prior years.

(2)	These notes were collected during 2018.

(3)	Amount primarily relates to $1.5 million of remodel credits.
As of the end of the first 2018 quarter, we had signed non-binding letters of intent with franchisees to sell an additional 10 company-operated restaurants. Pre-tax gross proceeds related to these sales are estimated at $2.0 million to $3.0 million. Equipment of $0.8 million related to these sales has been classified as assets held for sale on our January 21, 2018 and October 1, 2017 condensed consolidated balance sheets.

JACK IN THE BOX INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

4.	FAIR VALUE MEASUREMENTS
Financial assets and liabilities — The following table presents our financial assets and liabilities measured at fair value on a recurring basis (in thousands):

	Total	Quoted Prices in Active Markets for Identical Assets (3) (Level 1)	Significant Other Observable Inputs (3) (Level 2)	Significant Unobservable Inputs (3) (Level 3)
Fair value measurements as of January 21, 2018:
Non-qualified deferred compensation plan (1)	$(38,007)	$(38,007)	$—	$—
Interest rate swaps (Note 5) (2)	(10,962)	—	(10,962)	—
Total liabilities at fair value	$(48,969)	$(38,007)	$(10,962)	$—
Fair value measurements as of October 1, 2017:
Non-qualified deferred compensation plan (1)	$(37,575)	$(37,575)	$—	$—
Interest rate swaps (Note 5) (2)	(22,927)	—	(22,927)	—
Total liabilities at fair value	$(60,502)	$(37,575)	$(22,927)	$—

____________________________

(1)
We maintain an unfunded defined contribution plan for key executives and other members of management. The fair value of this obligation is based on the closing market prices of the participants’ elected investments. The obligation is included in accrued liabilities and other long-term liabilities on our condensed consolidated balance sheets.

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

The fair values of our debt instruments are based on the amount of future cash flows associated with each instrument discounted using our borrowing rate. At January 21, 2018, the carrying value of all financial instruments was not materially different from fair value, as the borrowings are prepayable without penalty. The estimated fair values of our capital lease obligations approximated their carrying values as of January 21, 2018.
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
In connection with our impairment reviews performed during 2018, we recorded $0.5 million of additional impairment charges resulting from changes in market value from three previously closed restaurants, and $0.2 million in charges related to our landlord’s sale of a restaurant property to a franchisee. Refer to Note 6, Impairment and Other Charges, Net, for additional information regarding impairment charges.

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
Financial position — The following derivative instruments were outstanding as of the end of each period (in thousands):

	Balance Sheet Location	Fair Value
		January 21, 2018	October 1, 2017
Derivatives designated as cash flow hedging instruments:
Interest rate swaps	Accrued liabilities	$(2,422)	$(4,777)
Interest rate swaps	Other long-term liabilities	(8,540)	(18,150)
Total derivatives (Note 4)		$(10,962)	$(22,927)
Financial performance — The following table summarizes the OCI activity related to our interest rate swap derivative instruments (in thousands):

	Location in Income	Sixteen Weeks Ended
		January 21, 2018	January 22, 2017
Gain recognized in OCI	N/A	$10,291	$23,086
Loss reclassified from accumulated OCI into net earnings	Interest expense, net	$1,674	$2,066
Amounts reclassified from accumulated OCI into interest expense represent payments made to the counterparties for the effective portions of the interest rate swaps. During the periods presented, our interest rate swaps had no hedge ineffectiveness.

6.	IMPAIRMENT AND OTHER CHARGES, NET
Impairment and other charges, net in the accompanying condensed consolidated statements of earnings is comprised of the following (in thousands):

	Sixteen Weeks Ended
	January 21, 2018	January 22, 2017
Costs of closed restaurants and other	$1,375	$1,839
Restructuring costs	358	183
Operating restaurant impairment charges (1)	291	—
Losses on disposition of property and equipment, net	183	530
Accelerated depreciation	50	102
	$2,257	$2,654
____________________________

(1)	Impairment charges are due primarily to our landlord’s sale of a restaurant property to a franchisee.

JACK IN THE BOX INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Costs of closed restaurants and other — Costs of closed restaurants in 2018 and 2017 include future lease commitment charges and expected ancillary cost, net of anticipated sublease rentals. Costs in 2018 also include $0.5 million of additional impairment charges resulting from changes in market value from three previously closed restaurants.
Accrued restaurant closing costs, included in accrued liabilities and other long-term liabilities on our condensed consolidated balance sheets, changed as follows during 2018 (in thousands):

Balance as of October 1, 2017	$6,175
Additions	135
Adjustments (1)	347
Interest expense	545
Cash payments	(1,592)
Balance as of January 21, 2018 (2) (3)	$5,610
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

(3)
This balance excludes $2.8 million of restaurant closing costs that are included in accrued liabilities and other long-term liabilities on our condensed consolidated balance sheets, which were initially recorded as losses on the sale of company-operated restaurants upon sale to Jack in the Box franchisees in prior years.

Restructuring costs — Restructuring charges in 2018 and 2017 include costs resulting from a plan that management initiated in fiscal 2016 to reduce our general and administrative costs. This plan includes cost saving initiatives from workforce reductions and refranchising initiatives. Restructuring charges in 2018 also include costs related to the evaluation of potential alternatives with respect to the Qdoba brand (the “Qdoba Evaluation”), which resulted in the Board of Director’s approval to sell Qdoba. Refer to Note 2, Discounted Operations, for additional information regarding the Qdoba Sale.

The following is a summary of our restructuring costs (in thousands):

	Sixteen Weeks Ended
	January 21, 2018	January 22, 2017
Qdoba Evaluation retention bonus	$587	$—
Qdoba Evaluation consulting costs (1)	226	—
Employee severance and related costs (2)	(456)	92
Other	1	91
	$358	$183
____________________________

(1)	Qdoba Evaluation consulting costs are primarily related to third party advisory services.

(2)	2018 reflects a reduction in severance and related costs due to a change in the number of employees to be terminated in connection with our restructuring activities.
At this time, we are unable to estimate additional charges to be incurred.
Total accrued severance costs related to our restructuring activities are included in accrued liabilities and changed as follows during 2018 (in thousands):

Balance as of October 1, 2017	$648
Adjustments (1)	(456)
Cash payments	(150)
Balance as of January 21, 2018	$42
____________________________

(1)	Adjustments in accrued severance costs are the result of the change in number of employees to be terminated in connection with our restructuring activities.

JACK IN THE BOX INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Accelerated depreciation — When a long-lived asset will be replaced or otherwise disposed of prior to the end of its estimated useful life, the useful life of the asset is adjusted based on the estimated disposal date and accelerated depreciation is recognized. In 2018, accelerated depreciation was primarily related to exterior enhancements at our company-operated restaurants. In 2017, accelerated depreciation primarily related to the anticipated closure of two restaurants.

7.	INCOME TAXES

Our tax rates for the quarter ended January 21, 2018 was impacted by the Tax Cuts and Jobs Act (the “Tax Act”), which was enacted into law on December 22, 2017. As a fiscal year taxpayer, certain provisions of the Tax Act impacted us in fiscal year 2018, including a reduction in the U.S. federal statutory corporate income tax rate (the “Tax Rate”), while other provisions will be effective starting at the beginning of fiscal year 2019. The Tax Rate reduction was effective as of January 1, 2018, and will be phased in, resulting in a statutory federal tax rate of 24.5% for our fiscal year ending September 30, 2018, and 21.0% for subsequent fiscal years.

As of January 21, 2018, we provisionally accounted for the results of the Tax Act. The provision for income taxes is based on a reasonable estimate of the effects on our existing deferred tax balances. A tax expense of $30.6 million, including a $2.3 million benefit related to Qdoba, was recognized and is included as a component of income taxes from continuing operations. This tax expense consists primarily of a $30.7 million re-measurement of our deferred tax assets and liabilities due to the enactment of the Tax Act. The impact of the Tax Act is based upon estimates and interpretations which may be refined as further authoritative guidance is issued and is expected to be completed by the first quarter of fiscal year 2019.

The income tax provisions reflect tax rates of 78.5% in 2018 and 38.7% in 2017. The major components of the change in these tax rates were the one-time, non-cash impact of the enactment of the Tax Act, including the revaluation of all deferred tax assets and liabilities at the reduced federal statutory tax rate, partially offset by the decrease in the federal statutory tax rate and the excess tax benefit on 2018 stock compensation. The final annual tax rate cannot be determined until the end of the fiscal year; therefore, the actual annual 2018 rate could differ from our current estimates.

The following is a summary of the components of each tax rate (in thousands):

	Sixteen Weeks Ended
	January 21, 2018		January 22, 2017
Income tax expense at statutory rate	$17,192	28.6%	$21,740	38.6%
One-time, non-cash impact of the Tax Act	30,627	51.0%	—	—%
Stock compensation excess tax benefit	(802)	(1.3)%	—	—%
Other	121	0.2%	91	0.2%
(1)	$47,138	78.5%	$21,831	38.7%
____________________________

(1)	Percentages may not add due to rounding.

8.	RETIREMENT PLANS
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

JACK IN THE BOX INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Net periodic benefit cost — The components of net periodic benefit cost in each period were as follows (in thousands):

	Sixteen Weeks Ended
	January 21, 2018	January 22, 2017
Defined benefit pension plans:
Interest cost	$6,879	$6,996
Service cost	687	673
Expected return on plan assets	(8,680)	(8,659)
Actuarial loss (1)	1,498	1,881
Amortization of unrecognized prior service costs (1)	45	47
Net periodic benefit cost	$429	$938
Postretirement healthcare plans:
Interest cost	$294	$309
Actuarial (gain) loss (1)	(8)	50
Net periodic benefit cost	$286	$359
___________________________

(1)	Amounts were reclassified from accumulated OCI into net earnings as a component of selling, general and administrative expenses.

Future cash flows — Our policy is to fund our plans at or above the minimum required by law. As of January 1, 2017, the date of our last actuarial funding valuation, there was no minimum contribution funding requirement. Details regarding 2018 contributions are as follows (in thousands):

	SERP	Postretirement Healthcare Plans
Net year-to-date contributions	$1,100	$610
Remaining estimated net contributions during fiscal 2018	$3,300	$700
We continue to evaluate contributions to our Qualified Plan based on changes in pension assets as a result of asset performance in the current market and the economic environment. We do not anticipate making any contributions to our Qualified Plan in fiscal 2018.

9.	SHARE-BASED COMPENSATION
We offer share-based compensation plans to attract, retain and motivate key officers, employees and non-employee directors to work towards the financial success of the Company. During 2018, we granted the following shares related to our share-based compensation awards:

Nonvested stock units	43,459
Performance share awards	22,040
The components of share-based compensation expense recognized in each period are as follows (in thousands):

	Sixteen Weeks Ended
	January 21, 2018	January 22, 2017
Nonvested stock units	$1,778	$2,069
Performance share awards	663	790
Stock options	482	801
Nonvested stock awards	14	27
Total share-based compensation expense	$2,937	$3,687

JACK IN THE BOX INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

10.	STOCKHOLDERS’ EQUITY
Repurchases of common stock — In 2018, we have not repurchased any common shares. As of January 21, 2018, there was approximately $181.0 million remaining under Board-authorized stock buyback programs which expire in November 2018.
Dividends — In 2018, the Board of Directors declared one cash dividend of $0.40 per common share which was paid on December 15, 2017 to shareholders of record as of the close of business on December 4, 2017 and totaled $11.8 million. Future dividends are subject to approval by our Board of Directors.

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

The following table reconciles basic weighted-average shares outstanding to diluted weighted-average shares outstanding (in thousands):

	Sixteen Weeks Ended
	January 21, 2018	January 22, 2017
Weighted-average shares outstanding – basic	29,551	32,168
Effect of potentially dilutive securities:
Nonvested stock awards and units	229	181
Stock options	64	76
Performance share awards	9	17
Weighted-average shares outstanding – diluted	29,853	32,442
Excluded from diluted weighted-average shares outstanding:
Antidilutive	90	44
Performance conditions not satisfied at the end of the period	74	79

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
Gessele v. Jack in the Box Inc. — In August 2010, five former employees instituted litigation in federal court in Oregon alleging claims under the federal Fair Labor Standards Act and Oregon wage and hour laws. The plaintiffs alleged that the Company failed to pay non-exempt employees for certain meal breaks and improperly made payroll deductions for shoe purchases and for workers’ compensation expenses, and later added additional claims relating to timing of final pay and related wage and hour claims involving employees of a franchisee. In 2016, the court dismissed the federal claims and those relating to franchise employees. In June 2017, the court granted class certification with respect to state law claims of improper deductions and late payment of final wages. In fiscal 2012, we accrued for a single claim for which we believe a loss is both probable and estimable; this accrued loss contingency did not have a material effect on our results of operations. We continue to believe that no additional losses are probable beyond this accrual and cannot estimate a possible loss contingency or range of reasonably possible loss contingencies beyond the accrual. We plan to vigorously defend against this lawsuit. Nonetheless, an unfavorable resolution of this matter in excess of our current accrued loss contingencies could have a material adverse effect on our business, results of operations, liquidity or financial condition.
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

13.	SUPPLEMENTAL CONSOLIDATED CASH FLOW INFORMATION (in thousands)

	Sixteen Weeks Ended
	January 21, 2018	January 22, 2017
Cash paid during the year for:
Interest, net of amounts capitalized	$12,632	$9,691
Income tax payments	$1,344	$47
Decrease in obligations for purchases of property and equipment	$4,201	$2,841
Decrease in obligations for treasury stock repurchases	$—	$7,208
Non-cash transactions:
Increase in notes receivable from the sale of company-operated restaurants	$9,084	$—
Increase in franchise tenant improvement allowances	$5,325	$—
Increase in dividends accrued or converted to common stock equivalents	$78	$74
Decrease in capital lease obligations from the termination of equipment and building leases	$685	$87
Equipment capital lease obligations incurred	$39	$59

JACK IN THE BOX INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

14.	SUPPLEMENTAL CONSOLIDATED BALANCE SHEET INFORMATION (in thousands)

	January 21, 2018	October 1, 2017
Accounts and other receivables, net:
Trade	$31,688	$55,108
Notes receivable	766	988
Other	5,020	5,672
Allowance for doubtful accounts	(1,171)	(2,159)
	$36,303	$59,609
Prepaid expenses:
Prepaid rent	$4,761	$—
Prepaid income taxes	4,190	16,928
Other	7,472	10,604
	$16,423	$27,532
Other assets, net:
Company-owned life insurance policies	$109,791	$110,057
Deferred tax assets	67,033	105,117
Deferred rent receivable	47,345	46,962
Other	19,725	15,434
	$243,894	$277,570
Accrued liabilities:
Insurance	$37,095	$39,011
Payroll and related taxes	24,390	23,361
Advertising	11,047	18,493
Deferred rent income	5,681	18,961
Sales and property taxes	3,242	7,275
Gift card liability	2,516	2,237
Deferred franchise fees	425	450
Other	18,470	25,266
	$102,866	$135,054
Other long-term liabilities:
Defined benefit pension plans	$104,798	$107,011
Straight-line rent accrual	33,047	33,749
Other	97,549	108,065
	$235,394	$248,825

15.	SUBSEQUENT EVENTS

On February 19, 2018, the Board of Directors declared a cash dividend of $0.40 per common share, to be paid on March 16, 2018 to shareholders of record as of the close of business on March 5, 2018.

Subsequent to the end of the first quarter of 2018, we signed non-binding letters of intent with franchisees to sell approximately 50 company-operated restaurants in several markets. Pre-tax gross proceeds related to these sales are estimated at $25.0 million to $27.0 million.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
GENERAL
All comparisons between 2018 and 2017 refer to the 16-weeks (“quarter”) ended January 21, 2018 and January 22, 2017, respectively, unless otherwise indicated.
For an understanding of the significant factors that influenced our performance during 2018 and 2017, our Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) should be read in conjunction with the condensed consolidated financial statements and related notes included in this Quarterly Report and our Annual Report on Form 10-K for the fiscal year ended October 1, 2017.
Our MD&A consists of the following sections:

•	Overview — a general description of our business and 2018 highlights.

•	Financial reporting — a discussion of changes in presentation, if any.

•	Results of operations — an analysis of our condensed consolidated statements of earnings for the periods presented in our condensed consolidated financial statements.

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

We have included in our MD&A certain performance metrics that management uses to assess company performance and which we believe will be useful in analyzing and understanding our results of operations. These metrics include:

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

•
Adjusted EBITDA, which represents net earnings on a generally accepted accounting principles (“GAAP”) basis excluding gains or losses from discontinued operations, income taxes, interest expense, net, gains on the sale of company-operated restaurants, impairment and other charges, depreciation and amortization, and the amortization of tenant improvement allowances. We are presenting Adjusted EBITDA because we believe that it provides a meaningful supplement to net earnings of the Company's core business operating results, as well as a comparison to those of other similar companies. Management believes that Adjusted EBITDA, when viewed with the Company's results of operations in accordance with GAAP and the accompanying reconciliations within MD&A, provides useful information about operating performance and period-over-period change, and provides additional information that is useful for evaluating the operating performance of the Company's core business without regard to potential distortions. Additionally, management believes that Adjusted EBITDA permits investors to gain an understanding of the factors and trends affecting our ongoing cash earnings, from which capital investments are made and debt is serviced.

Same-store sales, AUVs and Adjusted EBITDA are not measurements determined in accordance with GAAP and should not be considered in isolation, or as an alternative to earnings from operations, or other similarly titled measures of other companies.

OVERVIEW
As of January 21, 2018, we operated and franchised 2,250 Jack in the Box quick-service restaurants, primarily in the western and southern United States, including one in Guam, and 738 Qdoba fast-casual restaurants operating primarily throughout the United States and Canada, which are currently held for sale.
Our primary source of revenue is from retail sales at Jack in the Box company-operated restaurants. We also derive revenue from Jack in the Box franchise restaurants, including rental revenue, royalties (based upon a percent of sales) and franchise fees. In addition, we recognize gains or losses from the sale of company-operated restaurants to franchisees, which are included as a line item within operating costs and expenses, net in the accompanying condensed consolidated statements of earnings.
The following summarizes the most significant events occurring year-to-date in fiscal 2018, and certain trends compared to a year ago:

•
Same-Store Sales — Same-store sales decreased 0.2% at Jack in the Box system restaurants compared with a year ago primarily driven by a decrease in traffic at both company-operated and franchise-operated restaurants, partially offset by increases in menu price and favorable mix.

•
Company Restaurant Operations — Jack in the Box company restaurant costs as a percentage of company restaurant sales decreased in 2018 to 74.0% from 74.2% a year ago primarily due to the benefit of refranchising, partially offset by an increase in food and packaging costs as a percentage of sales resulting from commodity inflation.

•
Franchise Operations — Jack in the Box franchise costs as a percentage of franchise revenues increased in 2018 to 39.3%, from 39.0% in the prior year, primarily due to reduced royalties for certain restaurants sold to franchisees in 2017, and a 0.3% decrease in same-store sales at franchised restaurants, which were partially offset by additional franchise fees resulting from our refranchising strategy.

•
Jack in the Box Franchising Program — Franchisees opened a total of 5 restaurants. As part of our refranchising strategy, we sold 22 company-operated restaurants to franchisees in several different markets during 2018 resulting in proceeds of approximately $14.7 million. In fiscal year 2018, we expect approximately 25 Jack in the Box restaurants to open system-wide, the majority of which will be franchise locations. Our Jack in the Box system was 89% franchised as of January 21, 2018. We plan to increase franchise ownership of the Jack in the Box system to over 90%. Prior and subsequent to the end of the first quarter of 2018, we signed non-binding letters of intent with franchisees to sell approximately 60 company-operated restaurants in several markets. Pre-tax gross proceeds related to these sales are estimated at $27.0 million to $30.0 million, and we have classified $0.8 million of equipment, related to sales under letters executed prior to quarter-end, as assets held for sale in our January 21, 2018 condensed consolidated balance sheet.

•
Restructuring Costs (including costs related to the Qdoba Evaluation) — In 2016, we announced a plan to reduce our general and administrative costs, and in the third quarter of 2017, we began an evaluation of potential alternatives with respect to the Qdoba brand (the “Qdoba Evaluation”), which ultimately resulted in the Board’s approval to sell Qdoba. In connection with these activities, we have recorded $0.4 million of restructuring charges in 2018, which includes $0.8 million related to the Qdoba Evaluation, offset by a $0.4 million adjustment to severance costs. These costs are included in impairment and other costs, net in the accompanying condensed consolidated statements of earnings.

•
Return of Cash to Shareholders — We returned cash to shareholders in the form of cash dividends. We declared one cash dividend of $0.40 per share totaling $11.8 million. We have not repurchased any shares of our common stock in 2018.

•	Adjusted EBITDA — Adjusted EBITDA decreased in 2018 to $85.4 million from $90.6 million in 2017 due to the previously mentioned changes in company restaurant operations and franchise operations.

•
Tax Reform — The Tax Cuts and Jobs Act (the “Tax Act”) was enacted into law on December 22, 2017, resulting in an estimated annual statutory federal tax rate of 24.5% for fiscal 2018, and 21% for subsequent fiscal years. Due to the Tax Act, a tax expense of $30.6 million was recognized and is included as a component of income taxes from continuing operations in 2018.

FINANCIAL REPORTING
During fiscal 2012, we entered into an agreement to outsource our Jack in the Box distribution business. In fiscal 2018, the Board of Directors approved, and we entered into, a Stock Purchase Agreement to sell all issued and outstanding shares of the Qdoba Restaurant Corporation (“Qdoba”) as the result of the Qdoba Evaluation. All results related to our distribution business and Qdoba operations are reported as discontinued operations for all periods presented. Refer to Note 2, Discontinued Operations, in the notes to condensed consolidated financial statements for additional information. Unless otherwise noted, amounts and disclosures throughout our MD&A relate to our continuing operations.
In the first quarter of fiscal 2018, we prospectively adopted an Accounting Standards Update (“ASU”) which is intended to simplify various aspects of accounting for share-based compensation arrangements, including the income tax impact, classification on the statement of cash flows and forfeitures. Upon adoption, we reclassified the excess tax benefits from share-based compensation arrangements of $0.8 million as a discrete item within income tax expense on the condensed consolidated statements of earnings, rather than recognizing such excess income tax benefits in capital in excess of par value on the condensed consolidated balance sheet. This reclassification also impacted the related classification on our condensed consolidated statements of cash flows as excess tax benefits from share-based compensation arrangements is only reported in cash flows from operating activities rather than as previously reported in cash flows from operating activities and cash flows used in investing activities. Upon adoption of the standard, we also began reporting cash paid to a taxing authority on an employee’s behalf when we directly withhold equivalent shares for taxes as cash flows used in financing activities. The standard also impacts the Company’s earnings per share calculation as the estimate of dilutive common share equivalents under the treasury stock method no longer assumes that the estimated tax benefits realized when an award is settled are used to repurchase shares. Lastly, the Company elected to account for forfeitures as they occur. A cumulative-effect adjustment was made in the amount of $0.2 million and recorded in 2018 retained earnings on the condensed consolidated balance sheet. Refer to Note 1, Basis of Presentation, in the notes to condensed consolidated financial statements for more information.

RESULTS OF OPERATIONS
The following table presents certain income and expense items included in our condensed consolidated statements of earnings as a percentage of total revenues, unless otherwise indicated. Percentages may not add due to rounding.
CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS DATA

	Sixteen Weeks Ended
	January 21, 2018	January 22, 2017
Revenues:
Company restaurant sales	57.6%	67.5%
Franchise rental revenues	26.2%	20.2%
Franchise royalties and other	16.2%	12.2%
Total revenues	100.0%	100.0%
Operating costs and expenses, net:
Company restaurant costs (excluding depreciation and amortization):
Food and packaging (1)	28.8%	28.5%
Payroll and employee benefits (1)	28.8%	29.4%
Occupancy and other (1)	16.4%	16.3%
Total company restaurant costs (excluding depreciation and amortization) (1)	74.0%	74.2%
Franchise occupancy expenses (excluding depreciation and amortization) (2)	60.2%	59.1%
Franchise support and other costs (3)	5.2%	5.9%
Selling, general and administrative expenses	11.8%	11.5%
Depreciation and amortization	6.5%	6.0%
Impairment and other charges, net	0.8%	0.8%
Gains on the sale of company-operated restaurants	(3.0)%	—%
Earnings from operations	24.7%	18.9%
Income tax rate (4)	78.5%	38.7%
____________________________

(1)	As a percentage of company restaurant sales.

(2)	As a percentage of franchise rental revenues.

(3)	As a percentage of franchise royalties and other.

(4)	As a percentage of earnings from continuing operations and before income taxes.

CHANGES IN SAME-STORE SALES

	Sixteen Weeks Ended
	Fiscal Basis		Calendar Basis (1)
	January 21, 2018	January 22, 2017	January 22, 2017
Company	0.2%	—%	0.6%
Franchise	(0.3)%	3.3%	3.9%
System	(0.2)%	2.5%	3.1%
____________________________

(1)
Due to the transition from a 53-week year in fiscal 2016 to a 52-week year in fiscal 2017, year-over-year fiscal period comparisons are off by one week. The change in same-store sales presented in the Calendar Basis column uses comparable calendar periods to balance the one-week shift from fiscal 2016 and to provide a clearer year-over-year comparison.

The following table summarizes the changes in Jack in the Box company-operated same-store sales:

	Sixteen Weeks Ended
	Fiscal Basis		Calendar Basis
	January 21, 2018	January 22, 2017	January 22, 2017
Average check (1)	2.6%	4.7%	4.9%
Transactions	(2.4)%	(4.7)%	(4.3)%
Change in same-store sales	0.2%	—%	0.6%
____________________________

(1)	Amounts on a fiscal basis in 2018 and 2017 include price increases of approximately 1.6% and 2.9%, respectively. Amount in 2017 on a calendar basis includes a price increase of approximately 2.9%.
The following table summarizes the changes in the number and mix of Jack in the Box company and franchise restaurants:

	2018			2017
	Company	Franchise	Total	Company	Franchise	Total
Beginning of year	276	1,975	2,251	417	1,838	2,255
New	1	5	6	2	7	9
Refranchised	(22)	22	—	—	—	—
Closed	—	(7)	(7)	—	(3)	(3)
End of period	255	1,995	2,250	419	1,842	2,261
% of system	11%	89%	100%	19%	81%	100%

Below is a reconciliation of Non-GAAP Adjusted EBITDA to the most directly comparable GAAP measure, net earnings:
ADJUSTED EBITDA

	Sixteen Weeks Ended
	January 21, 2018	January 22, 2017
Net earnings - GAAP	$12,190	$35,930
Losses (earnings) from discontinued operations, net of taxes	699	(1,381)
Income taxes	47,138	21,831
Interest expense, net	12,780	10,409
Earnings from operations	$72,807	$66,789
Gains on the sale of company-operated restaurants	(8,940)	(137)
Impairment and other charges, net	2,257	2,654
Depreciation and amortization	19,157	21,263
Amortization of franchise tenant improvement allowances	147	25
Adjusted EBITDA - Non-GAAP	$85,428	$90,594

Company Restaurant Operations
The following table presents Jack in the Box company restaurant sales and costs, and restaurant costs as a percentage of the related sales. Percentages may not add due to rounding (dollars in thousands):

	Sixteen Weeks Ended
	January 21, 2018		January 22, 2017
Company restaurant sales	$169,637		$238,571
Company restaurant costs (excluding depreciation and amortization):
Food and packaging	48,864	28.8%	67,989	28.5%
Payroll and employee benefits	48,940	28.8%	70,183	29.4%
Occupancy and other	27,750	16.4%	38,941	16.3%
Total company restaurant costs (excluding depreciation and amortization)	$125,554	74.0%	$177,113	74.2%

Company restaurant sales decreased $68.9 million in 2018 as compared with the prior year primarily driven by a decrease in the average number of restaurants resulting from the execution of our refranchising strategy and, to a lesser extent, by a decrease in traffic, which was more than offset by menu price increases and favorable product mix. The following table presents the approximate impact of these (decreases) increases on company restaurant sales in 2018 (in thousands):

Decrease in the average number of restaurants	$(96.1)
AUV increase	27.2
Total change in company restaurant sales	$(68.9)
Fiscal basis same-store sales at company-operated restaurants increased 0.2% as compared with prior year primarily due to menu price increases and favorable mix, partially offset by a decline in transactions. The following table summarizes the change in company-operated same-store sales:

	Sixteen Weeks Ended
	January 21, 2018	January 22, 2017
Average check (1)	2.6%	4.7%
Transactions	(2.4)%	(4.7)%
Change in same-store sales	0.2%	—%
____________________________

(1)	Amounts on a fiscal basis in 2018 and 2017 include price increases of approximately 1.6% and 2.9%, respectively.
Food and packaging costs as a percentage of company restaurant sales increased to 28.8% in 2018, compared with 28.5% in 2017. The increase was driven by higher commodity costs, partially offset by favorable product mix and menu price increases. Commodity costs increased 5.2% compared to a year ago. The increase was driven by higher costs for beef, pork, produce and beverages. Beef, our most significant commodity, increased approximately approximately 11% compared with the prior year. For fiscal 2018, we currently expect commodity costs to be up approximately 3% compared with fiscal 2017.
Payroll and employee benefit costs as a percentage of company restaurant sales decreased to 28.8% in 2018 compared with 29.4% in 2017 due primarily to the benefits of refranchising, partially offset by wage inflation resulting from an increase in the minimum wage in certain markets and a highly competitive labor market.
Occupancy and other costs decreased $11.2 million in 2018 compared to the prior year primarily due to a decrease in the average number of restaurants, impacting occupancy and other costs by approximately $15.7 million, partially offset by higher maintenance and repair expenses.

Franchise Operations
The following table presents Jack in the Box franchise revenues and costs in each period and other information we believe is useful in analyzing the change in franchise operating results (dollars in thousands):

	Sixteen Weeks Ended
	January 21, 2018	January 22, 2017
Franchise rental revenues	$77,217	$71,436

Royalties	46,293	42,588
Franchise fees and other	1,316	586
Franchise royalties and other	47,609	43,174
Total franchise revenues	$124,826	$114,610

Franchise occupancy expenses (excluding depreciation and amortization)	$46,521	$42,190
Franchise support and other costs	2,482	2,537
Total franchise costs	$49,003	$44,727
Franchise costs as a % of total franchise revenues	39.3%	39.0%

Average number of franchise restaurants	1,975	1,839
% increase	7.4%
(Decrease) increase in franchise-operated same-store sales	(0.3)%	3.3%
Franchise restaurant AUVs	$455	$453
Royalties as a percentage of total franchise restaurant sales	5.1%	5.1%
Franchise rental revenues increased $5.8 million, or 8.1%, as compared with a year ago. This increase is primarily due to $6.3 million of additional rental revenues in 2018 resulting from the net increase in the average number of restaurants leased or subleased from the Company due to our refranchising strategy, partially offset by a decline in franchise restaurant same-store sales resulting in a decrease in revenues from percentage rent.
Franchise royalties and other increased $4.4 million, or 10.3% in 2018 versus a year ago primarily reflecting a $4.1 million increase in royalties driven by a net increase in the average number of franchise restaurants primarily resulting from our refranchising strategy, and additional franchise fees of $0.8 million related to the sale of 22 company-operated restaurants to franchisees during 2018. These increases were partially offset by a decrease in royalties related to the decline in same-store sales.
Franchise occupancy expenses, principally rents, increased $4.3 million in 2018 versus a year ago due primarily to a net increase in the average number of franchise-operated restaurants resulting from our refranchising strategy, contributing additional costs of approximately $3.7 million, and to a lesser extent, routine rent increases.
Depreciation and Amortization
Depreciation and amortization decreased by $2.1 million in 2018 as compared with the prior year, primarily due to a decrease in equipment depreciation driven by a decrease in the average number of company-operated restaurants resulting from our refranchising activities in 2017 and 2018. To a lesser extent, a decline in depreciation resulting from our franchise building assets becoming fully depreciated also contributed to the decrease.

Selling, General and Administrative (“SG&A”) Expenses
The following table presents the change in 2018 SG&A expenses compared with the prior year (in thousands):

(Decrease) / Increase
Advertising	$(3,109)
Cash surrender value of COLI policies, net	(1,248)
Region administration	(892)
Pension and postretirement benefits	(582)
Incentive compensation (including share-based compensation and related payroll taxes)	(203)
Other (including savings related to our restructuring plan)	(113)
$(6,147)
Advertising costs at our Jack in the Box brand are primarily contributions to our marketing fund and are determined as a percentage of gross restaurant sales. Advertising costs decreased $3.1 million in 2018 compared with a year ago due to a decrease in the number of company-operated restaurants resulting from our refranchising efforts.
The cash surrender value of our Company-owned life insurance (“COLI”) policies, net of changes in our non-qualified deferred compensation obligation supported by these policies, are subject to market fluctuations. The changes in market values had a positive impact of $0.3 million in 2018 and a negative impact of $0.9 million in 2017.
Region administration costs decreased in 2018 as compared to 2017 due primarily to workforce reductions related to our refranchising efforts.
Pension and postretirement benefit costs decreased primarily due to an increase in the discount rates and higher than expected return on assets (“ROA”) in the prior year, partially offset by a decrease in the ROA assumption from 6.5% to 6.2% in 2018.
Incentive compensation decreased primarily due to a decrease in share-based compensation related to the timing of award grants and a decrease in payroll taxes, partially offset by higher levels of performance in the current year versus the prior year as compared to target bonus levels.
Impairment and Other Charges, Net
Impairment and other charges, net is comprised of the following (in thousands):

	Sixteen Weeks Ended
	January 21, 2018	January 22, 2017
Costs of closed restaurants and other	$1,375	$1,839
Restructuring costs	358	183
Restaurant impairment charges	291	—
Losses on disposition of property and equipment, net	183	530
Accelerated depreciation	50	102
	$2,257	$2,654

Impairment and other charges, net decreased $0.4 million in 2018 compared with a year ago. The decrease was primarily driven by a $0.9 million reduction in costs associated with closed restaurant properties related to revisions of certain sublease assumptions for our lease obligations and a $0.4 million gain on sale of a closed restaurant property in 2018. These decreases were partially offset by $0.5 million of impairment charges in 2018 related to a reduction in the value of three previously closed properties. Refer to Note 6, Impairment and Other Charges, Net of the notes to the condensed consolidated financial statements for additional information regarding these costs.

Gains on the Sale of Company-Operated Restaurants (dollars in thousands)
Gains on the sale of company-operated restaurants, net are detailed in the following table (dollars in thousands):

	Sixteen Weeks Ended
	January 21, 2018	January 22, 2017
Number of restaurants sold to Jack in the Box franchisees	22	—

Gains on the sale of company-operated restaurants	$8,940	$137
Gains are impacted by the number of restaurants sold and changes in average gains or losses recognized, which primarily relate to the specific sales and cash flows of those restaurants. Gains in 2018 and 2017 include additional proceeds of $1.2 million and $0.1 million, respectively, related to restaurants sold in a prior year. Refer to Note 3, Summary of Refranchisings and Franchisee Development, of the notes to the condensed consolidated financial statements for additional information regarding these gains.
Interest Expense, Net
Interest expense, net is comprised of the following (in thousands):

	Sixteen Weeks Ended
	January 21, 2018	January 22, 2017
Interest expense	$12,811	$10,436
Interest income	(31)	(27)
Interest expense, net	$12,780	$10,409
Interest expense, net increased $2.4 million in 2018 compared with a year ago primarily due to higher average interest rates and average borrowings which contributed additional interest expense of approximately $1.6 million and $1.3 million, respectively.
Income Taxes
The Tax Cuts and Jobs Act (the “Tax Act”) was enacted into law on December 22, 2017. The Tax Act included a reduction in the U.S. federal statutory corporate income tax rate (the “Tax Rate”) from 35% to 21% and introduced new limitations on certain business deductions. As a result, we recognized a one-time, non-cash $30.6 million tax provision expense impact primarily related to the re-measurement of our deferred tax assets and liabilities due to the reduced Tax Rate.
The tax rate in 2018 is 78.5%, compared with 38.7% in 2017. The major components of the change in tax rates were the one-time, non-cash impact of the enactment of the Tax Cuts and Jobs Act, including the revaluation of all deferred tax assets and liabilities at the reduced federal statutory rate, partially offset by the decrease in the federal statutory tax rate and the excess tax benefit on year-to-date stock compensation expense. We expect the fiscal year tax rate to be approximately 41.0%. As discussed in Note 1, Basis of Presentation, upon the adoption of ASU 2016-09, Compensation-Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting, we are including the excess tax benefit of our stock based compensation as a discrete item within income tax expense on the condensed consolidated statements of earnings, which may cause volatility in our quarterly tax rate. The final annual tax rate cannot be determined until the end of the fiscal year; therefore, the actual 2018 rate could differ from our current estimates. Refer to Note 7, Income Taxes, of the notes to the condensed consolidated financial statements for additional information regarding income taxes.
(Losses) Earnings from Discontinued Operations, Net
As described in Note 2, Discontinued Operations, in the notes to condensed consolidated financial statements, the results of operations from our distribution business and Qdoba have been reported as discontinued operations for all periods presented. Refer to Note 2 for additional information regarding discontinued operations.

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
Cash Flows
The table below summarizes our cash flows from continuing operations (in thousands):

	Sixteen Weeks Ended
	January 21, 2018	January 22, 2017
Total cash provided by (used in):
Operating activities	$53,730	$69,798
Investing activities	(1,818)	(13,183)
Financing activities	(54,917)	(67,880)
Net cash flows	$(3,005)	$(11,265)
Operating Activities. Operating cash flows in 2018 decreased $16.1 million compared with a year ago primarily due to the timing of October rent payments of $15.4 million, and a decrease in earnings from continuing operations in 2018.
Pension and Postretirement Contributions — Our policy is to fund our pension plans at or above the minimum required by law. As of January 1, 2017, the date of our last actuarial funding valuation, there was no minimum contribution funding requirement for our qualified pension plan. We continue to evaluate contributions to our Qualified Plan based on changes in pension assets as a result of asset performance in the current market and the economic environment. We do not anticipate making any contributions to our Qualified Plan in fiscal 2018. Year-to-date 2018, we contributed $1.7 million to our non-qualified pension plan and postretirement plans.

Investing Activities. Cash used in investing activities decreased $11.4 million compared with a year ago primarily due to $14.7 million in proceeds from the sale of 22 company-operated Jack in the Box restaurants in 2018, which includes $9.1 million in collections of notes receivable issued in connection with the 2018 sales, and an additional $2.5 million in proceeds from the sale and leaseback of assets in 2018. These increases in cash were partially offset by a $7.3 million increase in Qdoba inter-company transfers in 2018.
Capital Expenditures — The composition of capital expenditures in each period follows (in thousands):

	Sixteen Weeks Ended
	January 21, 2018	January 22, 2017
Jack in the Box:
Restaurant facility expenditures	$8,554	$5,128
New restaurants	555	2,000
Other, including information technology	657	410
	9,766	7,538
Corporate Services:
Information technology	1,017	1,037
Other, including facility improvements	10	6
	1,027	1,043

Total capital expenditures	$10,793	$8,581
Our capital expenditure program includes, among other things, investments in new locations and equipment, restaurant remodeling, and information technology enhancements. Capital expenditures increased $2.2 million compared to a year ago primarily resulting from a $3.4 million increase in spending related to Jack in the Box facility expenditures, primarily capital maintenance and restaurant innovation, partially offset by a $1.4 million decrease in spending related to building new Jack in the Box restaurants primarily resulting from our refranchising initiative. We expect fiscal 2018 capital expenditures to be approximately $30.0 million to $35.0 million.
Assets Held for Sale and Leaseback — We use sale and leaseback financing to limit the initial cash investment in our restaurants to the cost of the equipment, whenever possible. In 2018, we did not exercise our right of first refusal for any leased properties. During 2017, we exercised our right of first refusal related to one leased property, which we intend to sell and leaseback within 12 months of the balance sheet date. The following table summarizes the cash flow activity related to sale and leaseback transactions in each period (dollars in thousands):

	Sixteen Weeks Ended
	January 21, 2018	January 22, 2017
Number of restaurants sold and leased back	2	1

Purchases of assets intended for sale and leaseback	$(1,411)	$(1,717)
Proceeds from the sale and leaseback of assets	$4,949	$2,466
As of January 21, 2018, we had investments of $10.1 million relating to four restaurant properties that we expect to sell and leaseback during the next 12 months.
Sale of Company-Operated Restaurants — We continue to expand franchise ownership in the Jack in the Box system primarily through the sale of company-operated restaurants to franchisees. The following table details proceeds received in connection with our refranchising activities in each period (dollars in thousands):

	Sixteen Weeks Ended
	January 21, 2018	January 22, 2017
Number of restaurants sold to franchisees	22	—

Proceeds from the sale of company-operated restaurants	$14,675	$138

Proceeds in 2018 and 2017 include additional gains of $1.2 million and $0.1 million, respectively, related to restaurants sold in previous years. For additional information, refer to Note 3, Summary of Refranchisings, Franchisee Development and Acquisitions, of the notes to condensed consolidated financial statements.
Financing Activities. Cash flows used in financing activities decreased $13.0 million in 2018 compared with a year ago primarily due to a decrease in cash used to repurchase common stock and proceeds from the issuance of our common stock, partially offset by a net increase in payments under our credit facility.
Credit Facility — Our credit facility consists of (i) a $900.0 million revolving credit agreement and (ii) a $700.0 million term loan. Both the revolving credit agreement and the term loan have maturity dates of March 19, 2019. As part of the credit agreement, we may also request the issuance of up to $75.0 million in letters of credit, the outstanding amount of which reduces our net borrowing capacity under the agreement. As of January 21, 2018, we had $625.7 million outstanding under the term loan, borrowings under the revolving credit agreement of $472.4 million, and letters of credit outstanding of $31.4 million.
The interest rate on our credit facility is based on our leverage ratio and can range from the London Interbank Offered Rate (“LIBOR”) plus 1.25% to 2.25% with a 0% floor on LIBOR. The current interest rate is LIBOR plus 2.00%.
We are subject to a number of customary covenants under our credit facility, including limitations on additional borrowings, acquisitions, loans to franchisees, lease commitments, stock repurchases and dividend payments, and requirements to maintain certain financial ratios as defined in the credit agreement. We were in compliance with all covenants as of January 21, 2018.
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
Repurchases of Common Stock — We have not repurchased any common shares during 2018. In 2017 we repurchased 1.0 million common shares at an aggregate cost of $108.1 million. As of January 21, 2018, there was approximately $181.0 million remaining under Board-authorized stock-buyback programs which expire in November 2018. In our condensed consolidated statement of cash flows for 2017, repurchases of common stock includes $7.2 million related to repurchase transactions traded in the prior fiscal year that settled in 2017.
Dividends — During 2018, the Board of Directors declared a cash dividend of $0.40 per common share totaling $11.8 million. Future dividends are subject to approval by our Board of Directors.
Off-Balance Sheet Arrangements
We have entered into certain off-balance sheet contractual obligations and commitments in the ordinary course of business, which are recognized in our condensed consolidated financial statements in accordance with U.S. generally accepted accounting principles. There has been no material change in these arrangements as disclosed in our Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our Annual Report on Form 10-K for the fiscal year ended October 1, 2017. We are not a party to any other off-balance sheet arrangements that have, or are reasonably likely to have, a current or future material effect on our financial condition, changes in financial condition, results of operations, liquidity, capital expenditures or capital resources.
DISCUSSION OF CRITICAL ACCOUNTING ESTIMATES
Critical accounting estimates are those that we believe are most important for the portrayal of the Company’s financial condition and results, and that require management’s most subjective and complex judgments. Judgments and uncertainties regarding the application of these policies may result in materially different amounts being reported under various conditions or using different assumptions. There have been no material changes to the critical accounting estimates previously disclosed in the Company’s Annual Report on Form 10-K for the fiscal year ended October 1, 2017.
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

CAUTIONARY STATEMENTS REGARDING FORWARD-LOOKING STATEMENTS
This report contains forward-looking statements within the meaning of the federal securities laws. Any statements contained herein that are not historical facts may be deemed to be forward-looking statements. Forward-looking statements may be identified by words such as “anticipate,” “assume,” “believe,” “estimate,” “expect,” “forecast,” “goals,” “guidance,” “intend,” “plan,” “project,” “may,” “will,” “would”, “should” and similar expressions. These statements are based on management’s current expectations, estimates, forecasts and projections about our business and the industry in which we operate. These estimates and assumptions involve known and unknown risks, uncertainties, and other factors that are in some cases beyond our control. Factors that may cause our actual results to differ materially from any forward-looking statements include, but are not limited to:

•	Changes in consumer confidence and declines in general economic conditions could negatively impact our financial results.

•	We face significant competition in the food service industry and our inability to compete may adversely affect our business.

•	Changes in demographic trends and in customer tastes and preferences could cause sales to decline.

•	Increases in food and commodity costs could decrease our profit margins or result in a modified menu, which could adversely affect our financial results.

•	Failure to receive scheduled deliveries of high quality food ingredients and other supplies could harm our operations.

•
We have a limited number of suppliers for our major products and rely on a distribution network with a limited number of distribution partners for the majority of our national distribution program in the United States. If our suppliers or distributors are unable to fulfill their obligations under their contracts, it could harm our operations.

•	Food safety and food-borne illness concerns may have an adverse effect on our business by reducing demand and increasing costs.

•	Negative publicity relating to our business or industry could adversely impact our reputation.

•	Our business could be adversely affected by increased labor costs or difficulties in finding and retaining top-performing personnel.

•	We may not have the same resources as our competitors for advertising and promotion.

•
We may be adversely impacted by severe weather conditions, natural disasters, terrorist acts or civil unrest that could result in property damage, injury to employees and staff, and lost restaurant sales.

•	Our business is subject to seasonal fluctuations.

•	We may not achieve our development goals.

•	The failure of our franchisees to operate successful and profitable restaurants could negatively impact our business.

•	We are subject to land risks and regulations with respect to our owned and leased properties and real estate development projects.

•
Estimated values of our property, fixtures, and equipment or operating results that are lower than our current estimates at certain restaurant locations may cause us to incur impairment charges on certain long-lived assets; such charges may adversely affect our results of operations.

•	Our tax provision may fluctuate due to changes in expected earnings.

•	We may incur costs as a result of certain restructuring activities which may negatively impact our financial results.

•	We may experience cyber security breaches or other similar incidents.

•	We may not be able to adequately protect our intellectual property, which could harm the value of our brands and adversely affect our business.

•	We adjust our capital structure from time to time and we may increase our debt leverage which would make us more sensitive to the effects of economic downturns.

•	The trading volatility and price of our common stock may be affected by many factors.

•	Changes in accounting standards may negatively impact our results of operations.

•	We may be subject to claims or litigation that are costly and could result in our payment of substantial damages or settlement costs.

•	Unionization activities or labor disputes may disrupt our operations and affect our profitability.

•	Our insurance may not provide adequate levels of coverage against claims.

•	Our bylaws contain an exclusive forum provision that may discourage lawsuits against us and our directors and officers.

•	Governmental regulation may adversely affect our existing and future operations and results, including by harming our ability to profitably operate our restaurants.

•	The proliferation of federal, state, and local regulations increases our compliance risks, which in turn could adversely affect our business.

•	Changes to healthcare laws in the United States or the repeal of existing healthcare laws may negatively impact our financial results in future periods.

•	Legislation and regulations regarding our products and ingredients, including the nutritional content of our products, could impact customer preferences and negatively impact our financial results.

•	Failure to obtain and maintain required licenses and permits or to comply with food control regulations could lead to the loss of our food service licenses and, thereby, harm our business.

•	Delay or failure in closing the pending sale of Qdoba.

These and other factors are identified and described in more detail in our filings with the Securities and Exchange Commission, including, but not limited to: the “Discussion of Critical Accounting Estimates,” and other sections in this Form 10-Q and the “Risk Factors” section of our most recent Annual Report on Form 10-K for the fiscal year ended October 1, 2017 (“Form 10-K”). These documents may be read free of charge on the SEC’s website at www.sec.gov. Potential investors are urged to consider these factors, more fully described in our Form 10-K, carefully in evaluating any forward-looking statements, and are cautioned not to place undue reliance on the forward-looking statements. All forward-looking statements are made only as of the date issued, and we do not undertake any obligation to update any forward-looking statements.

ITEM 3.        QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Our primary exposure to risks relating to our financial instruments is changes in interest rates. Our credit facility is comprised of a revolving credit facility and a term loan, bearing interest at a rate equal to the prime rate or LIBOR plus an applicable margin based on a financial leverage ratio. As of January 21, 2018, the applicable margin for the LIBOR-based revolving loans and term loan was set at 2.00%.
We use interest rate swap agreements to reduce exposure to interest rate fluctuations. In April 2014, we entered into nine forward-starting interest rate swap agreements that effectively converted $300.0 million of our variable rate borrowings to a fixed-rate basis from October 2014 through October 2018. Additionally, in June 2015, we entered into eleven forward-starting interest rate swap agreements that effectively converted an additional $200.0 million of our variable rate borrowings to a fixed-rate from October 2015 through October 2018, and $500.0 million from October 2018 through October 2022. Based on the applicable margin in effect as of January 21, 2018, these twenty interest rate swaps would yield average fixed rates of 4.41%, 4.62%, 4.89%, 5.07%, 5.17% in years 2018 through 2022, respectively. For additional information related to our interest rate swaps, refer to Note 5, Derivative Instruments, of the notes to condensed consolidated financial statements.
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
ITEM 4.        CONTROLS AND PROCEDURES
Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures
Based on an evaluation of the Company’s disclosure controls and procedures (as defined in Rules 13a-15 and 15d-15 of the Securities Exchange Act of 1934, as amended), as of the end of the Company’s quarter ended January 21, 2018, the Company’s Chief Executive Officer and Chief Financial Officer (its principal executive officer and principal financial officer, respectively) have concluded that the Company’s disclosure controls and procedures were effective.

Changes in Internal Control over Financial Reporting
There have been no changes in the Company’s internal control over financial reporting that occurred during the Company’s fiscal quarter ended January 21, 2018 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION
There is no information required to be reported for any items under Part II, except as follows:

ITEM 1.        LEGAL PROCEEDINGS
See Note 12, Contingencies and Legal Matters, of the notes to condensed consolidated financial statements for a discussion of our contingencies and legal matters.

ITEM 1A.    RISK FACTORS
When evaluating our business and our prospects, you should consider the risks and uncertainties described under Item 1A of Part I of our Annual Report on Form 10-K for the fiscal year ended October 1, 2017, which we filed with the SEC on November 29, 2017. You should also consider the risks and uncertainties discussed under the heading “Cautionary Statements Regarding Forward-Looking Statements” in Item 2 of this Quarterly Report on Form 10-Q. You should also refer to the other information set forth in this Quarterly Report and in our Annual Report on Form 10-K for the fiscal year ended October 1, 2017, including our financial statements and the related notes. There have been no material changes from the risk factors as previously disclosed in our Annual Report on Form 10-K for the fiscal year ended October 1, 2017. These risks and uncertainties are not the only ones we face. Additional risks and uncertainties not presently known to us or that we currently consider immaterial may also impair our business operations. If any of the risks or uncertainties actually occurs, our business and financial results could be harmed. In that case, the market price of our common stock could decline.

ITEM 2.        UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Our credit agreement provides for the potential payment of cash dividends and stock repurchases, subject to certain limitations based on our leverage ratio as defined in our credit agreement.
Stock Repurchases — We have not repurchased any shares of our common stock in 2018. As of January 21, 2018, there was approximately $181.0 million remaining under stock-buyback programs which expire in November 2018.

ITEM 3.        DEFAULTS UPON SENIOR SECURITIES
None.
ITEM 4.        MINE SAFETY DISCLOSURES
Not applicable.
ITEM 5.        OTHER INFORMATION
Item 5.03.     None.

ITEM 6.        EXHIBITS

Number	Description	Form	Filed with SEC
3.1	Certificate of Amendment of Restated Certificate of Incorporation, dated September 21, 2007	8-K	9/24/2007
3.2	Amended and Restated Bylaws, dated August 4, 2017	10-Q	Filed herewith
3.3	Stock Purchase Agreement by and among Jack in the Box Inc., as the Seller, Qdoba Restaurant Corporation, as the Company, and Quidditch Acquisition, Inc., as the Buyer, dated as of December 19, 2017	8-K	12/20/2017
10.2.6	Jack in the Box Inc. Chief Financial Officer Offer Letter, dated January 11, 2018	8-K	1/16/2018
10.2.7	Jack in the Box Inc. Vice President, Chief Operating Officer Offer Letter, dated January 22, 2018	8-K	1/26/2018
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	—	Filed herewith
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	—	Filed herewith
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	—	Filed herewith
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	—	Filed herewith
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document
* Management contract or compensatory plan.

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

JACK IN THE BOX INC.

By:	/S/ JERRY P. REBEL
Jerry P. Rebel
Executive Vice President and Chief Financial Officer (principal financial officer) (Duly Authorized Signatory)
Date: February 22, 2018