Form 10-Q
period 2018-04-15
JACK IN THE BOX INC /NEW/
filed 2018-05-17
CIK 807882

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
 ____________________________________________________
FORM 10-Q
 _______________________________________________________________________________________
QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended April 15, 2018
Commission File Number: 1-9390
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
Yes  ☐    No  ☑
As of the close of business May 11, 2018, 28,438,227 shares of the registrant’s common stock were outstanding.

JACK IN THE BOX INC. AND SUBSIDIARIES

PART I. FINANCIAL INFORMATION

ITEM 1.        CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JACK IN THE BOX INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share data)
(Unaudited)

	April 15, 2018	October 1, 2017
ASSETS
Current assets:
Cash	$1,154	$4,467
Accounts and other receivables, net	102,404	59,609
Inventories	2,559	3,445
Prepaid expenses	11,947	27,532
Current assets held for sale	23,495	42,732
Other current assets	3,582	1,493
Total current assets	145,141	139,278
Property and equipment:
Property and equipment, at cost	1,224,738	1,262,117
Less accumulated depreciation and amortization	(781,389)	(777,841)
Property and equipment, net	443,349	484,276
Other Assets:
Intangible assets, net	710	1,413
Goodwill	47,414	51,412
Non-current assets held for sale	—	280,796
Other assets, net	238,424	277,570
Total other assets	286,548	611,191
	$875,038	$1,234,745
LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Current maturities of long-term debt	$42,854	$64,225
Accounts payable	24,500	28,366
Accrued liabilities	100,181	135,054
Current liabilities held for sale	—	34,345
Total current liabilities	167,535	261,990
Long-term liabilities:
Long-term debt, net of current maturities	900,402	1,079,982
Non-current liabilities held for sale	—	32,078
Other long-term liabilities	238,011	248,825
Total long-term liabilities	1,138,413	1,360,885
Stockholders’ deficit:
Preferred stock $0.01 par value, 15,000,000 shares authorized, none issued	—	—
Common stock $0.01 par value, 175,000,000 shares authorized, 81,945,792 and 81,843,483 issued, respectively	819	818
Capital in excess of par value	459,821	453,432
Retained earnings	1,521,934	1,485,820
Accumulated other comprehensive loss	(123,045)	(137,761)
Treasury stock, at cost, 53,522,782 and 52,411,407 shares, respectively	(2,290,439)	(2,190,439)
Total stockholders’ deficit	(430,910)	(388,130)
	$875,038	$1,234,745
See accompanying notes to condensed consolidated financial statements.

JACK IN THE BOX INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS
(In thousands, except per share data)
(Unaudited)

	Quarter		Year-to-date
	April 15, 2018	April 16, 2017	April 15, 2018	April 16, 2017
Revenues:
Company restaurant sales	$113,938	$180,275	$283,575	$418,846
Franchise rental revenues	57,843	51,295	135,060	122,731
Franchise royalties and other	37,991	34,314	85,600	77,488
	209,772	265,884	504,235	619,065
Operating costs and expenses, net:
Company restaurant costs (excluding depreciation and amortization):
Food and packaging	32,638	52,042	81,502	120,031
Payroll and employee benefits	33,096	54,529	82,036	124,712
Occupancy and other	18,143	30,704	45,893	69,645
Total company restaurant costs (excluding depreciation and amortization)	83,877	137,275	209,431	314,388
Franchise occupancy expenses (excluding depreciation and amortization)	36,065	31,543	82,586	73,733
Franchise support and other costs	2,583	1,734	5,065	4,271
Selling, general and administrative expenses	27,017	25,862	61,642	66,634
Depreciation and amortization	13,955	16,122	33,112	37,385
Impairment and other charges, net	4,927	1,367	7,184	4,021
Gains on the sale of company-operated restaurants	(5,472)	(7,779)	(14,412)	(7,916)
	162,952	206,124	384,608	492,516
Earnings from operations	46,820	59,760	119,627	126,549
Interest expense, net	10,413	9,037	23,193	19,446
Earnings from continuing operations and before income taxes	36,407	50,723	96,434	107,103
Income taxes	11,426	19,333	58,564	41,164
Earnings from continuing operations	24,981	31,390	37,870	65,939
Earnings from discontinued operations, net of taxes	22,624	1,704	21,925	3,084
Net earnings	$47,605	$33,094	$59,795	$69,023

Net earnings per share - basic:
Earnings from continuing operations	$0.86	$1.02	$1.29	$2.09
Earnings from discontinued operations	0.78	0.06	0.75	0.10
Net earnings per share (1)	$1.64	$1.07	$2.04	$2.18
Net earnings per share - diluted:
Earnings from continuing operations	$0.85	$1.01	$1.27	$2.07
Earnings from discontinued operations	0.77	0.05	0.74	0.10
Net earnings per share (1)	$1.62	$1.06	$2.01	$2.16

Weighted-average shares outstanding:
Basic	29,040	30,895	29,332	31,622
Diluted	29,356	31,126	29,705	31,883

Cash dividends declared per common share	$0.40	$0.40	$0.80	$0.80
____________________________

(1)	Earnings per share may not add due to rounding.
See accompanying notes to condensed consolidated financial statements.

JACK IN THE BOX INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In thousands)
(Unaudited)

	Quarter		Year-to-date
	April 15, 2018	April 16, 2017	April 15, 2018	April 16, 2017
Net earnings	$47,605	$33,094	$59,795	$69,023
Cash flow hedges:
Net change in fair value of derivatives	4,295	(3,981)	14,586	19,105
Net loss reclassified to earnings	876	1,219	2,550	3,285
	5,171	(2,762)	17,136	22,390
Tax effect	(1,313)	1,069	(4,352)	(8,663)
	3,858	(1,693)	12,784	13,727
Unrecognized periodic benefit costs:
Actuarial losses and prior service costs reclassified to earnings	1,151	1,483	2,686	3,461
Tax effect	(292)	(574)	(834)	(1,339)
	859	909	1,852	2,122
Other:
Foreign currency translation adjustments	6	—	6	—
Tax effect	(2)	—	(2)	—
	4	—	4	—
Derecognition of foreign currency translation adjustments due to sale	76	—	76	—
	80	—	80	—

Other comprehensive income (loss), net of tax	4,797	(784)	14,716	15,849

Comprehensive income	$52,402	$32,310	$74,511	$84,872
See accompanying notes to condensed consolidated financial statements.

JACK IN THE BOX INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Year-to-date
	April 15, 2018	April 16, 2017
Cash flows from operating activities:
Net earnings	$59,795	$69,023
Earnings from discontinued operations	21,925	3,084
Income from continuing operations	37,870	65,939
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	33,112	37,385
Amortization of franchise tenant improvement allowances	265	48
Deferred finance cost amortization	1,725	1,919
Excess tax benefits from share-based compensation arrangements	(816)	(4,034)
Deferred income taxes	34,726	2,428
Share-based compensation expense	6,148	6,270
Pension and postretirement expense	1,252	2,269
Gains on cash surrender value of company-owned life insurance	(312)	(73)
Gains on the sale of company-operated restaurants	(14,412)	(7,916)
Losses on the disposition of property and equipment, net	481	957
Impairment charges and other	1,502	745
Changes in assets and liabilities, excluding dispositions:
Accounts and other receivables	(13,876)	30,666
Inventories	886	528
Prepaid expenses and other current assets	(5,458)	18,560
Accounts payable	(3,742)	(1,637)
Accrued liabilities	(35,959)	(30,003)
Pension and postretirement contributions	(3,077)	(2,773)
Franchise tenant improvement allowance distributions	(3,487)	—
Other	(7,551)	(6,111)
Cash flows provided by operating activities	29,277	115,167
Cash flows from investing activities:
Purchases of property and equipment	(18,347)	(15,596)
Purchases of assets intended for sale and leaseback	(5,491)	(1,752)
Proceeds from the sale and leaseback of assets	4,949	2,466
Proceeds from the sale of company-operated restaurants	16,844	31,389
Collections on notes receivable	9,722	1,121
Proceeds from the sale of property and equipment	600	2,082
Other	2,969	(172)
Cash flows provided by investing activities	11,246	19,538
Cash flows from financing activities:
Borrowings on revolving credit facilities	283,200	534,500
Repayments of borrowings on revolving credit facilities	(199,100)	(305,000)
Principal repayments on debt	(282,626)	(28,738)
Debt issuance costs	(1,367)	—
Dividends paid on common stock	(23,370)	(25,462)
Proceeds from issuance of common stock	39	4,840
Repurchases of common stock	(100,000)	(322,687)
Excess tax benefits from share-based compensation arrangements	—	4,034
Change in book overdraft	1,397	—
Payroll tax payments for equity award issuances	(4,268)	(5,706)
Cash flows used in financing activities	(326,095)	(144,219)
Cash flows used in continuing operations	(285,572)	(9,514)
Net cash provided by operating activities of discontinued operations	5,503	16,692
Net cash provided by (used in) investing activities of discontinued operations	273,653	(17,788)
Net cash used in financing activities of discontinued operations	(78)	(62)
Net cash provided by (used in) discontinued operations	279,078	(1,158)
Effect of exchange rate changes on cash	6	—
Cash at beginning of period, including discontinued operations cash	7,642	17,030
Cash at end of period, including discontinued operations cash	$1,154	$6,358
See accompanying notes to condensed consolidated financial statements.

JACK IN THE BOX INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1.    BASIS OF PRESENTATION
Nature of operations — Founded in 1951, Jack in the Box Inc. (the “Company”) operates and franchises Jack in the Box® quick-service restaurants. The following table summarizes the number of restaurants as of the end of each period:

	April 15, 2018	April 16, 2017
Company-operated	188	371
Franchise	2,057	1,889
Total system	2,245	2,260
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
On December 19, 2017, we entered into a definitive agreement to sell Qdoba Restaurant Corporation (“Qdoba”), a wholly owned subsidiary of the Company which operates and franchises more than 700 Qdoba Mexican Eats® fast-casual restaurants, to certain funds managed by affiliates of Apollo Global Management, LLC (together with its consolidated subsidiaries, the “Buyer”) which was completed on March 21, 2018. For all periods presented in our condensed consolidated statements of earnings, all sales, costs, expenses and income taxes attributable to Qdoba, except as related to the impact of the decrease in the federal statutory tax rate (see Note 8, Income Taxes), have been aggregated under the caption “earnings from discontinued operations, net of income taxes.” Cash flows used in or provided by Qdoba operations have been aggregated in the condensed consolidated statement of cash flows as part of discontinued operations. Prior year results have been recast to conform with the current presentation. Refer to Note 2, Discontinued Operations, for additional information.
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
Segment reporting — As a result of our sale of Qdoba, which has been classified as discontinued operations, we now have one reporting segment.
Reclassifications and adjustments — Certain prior year amounts in the condensed consolidated financial statements have been reclassified due to the sale of Qdoba. See Note 2, Discontinued Operations, for further information regarding this sale and the resulting prior year reclassifications. We recorded certain adjustments in 2018 upon the adoption of a new accounting pronouncement; see details regarding the effects of the adoption on our condensed consolidated financial statements below. Further, in 2018, we began presenting depreciation and amortization as a separate line item on our condensed consolidated statements of earnings to better align with similar presentation made by many of our peers and to provide additional disclosure that is meaningful for our investors. The prior year condensed consolidated statements of earnings were adjusted to conform with this new presentation. Depreciation and amortization were previously presented within company restaurant costs, franchise occupancy expenses, selling, general and administrative expenses, and impairment and other charges, net on our condensed consolidated statements of earnings.
Fiscal year — Our fiscal year is 52 or 53 weeks ending the Sunday closest to September 30. Fiscal years 2018 and 2017 include 52 weeks. Our first quarter includes 16-weeks and all other quarters include 12-weeks. All comparisons between 2018 and 2017 refer to the 12-weeks (“quarter”) and 28-weeks (“year-to-date”) ended April 15, 2018 and April 16, 2017, respectively, unless otherwise indicated.

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
On December 22, 2017, the SEC issued guidance under Staff Accounting Bulletin No. 118, Income Tax Accounting Implications of the Tax Cuts and Jobs Act (“SAB 118”), directing taxpayers to consider the impact of the U.S. legislation as “provisional” when it does not have the necessary information available, prepared or analyzed (including computations) in reasonable detail to complete its accounting for the change in tax law, or if in certain cases, the U.S. Treasury is expected to issue further guidance on the application of certain provisions of the U.S. legislation. See Note 8, Income Taxes, for additional details on the provisional tax expense recognized in accordance with SAB 118.
Advertising costs — We administer a marketing fund which includes contractual contributions. In 2018, the marketing fund contributions from franchise and company-operated restaurants were approximately 5.0% of gross revenues, and the Company made incremental contributions to the marketing fund of $1.5 million in the quarter and $1.8 million year-to-date. To the extent contributions exceed marketing fund expenditures, the excess contributions are recorded as a liability in accrued liabilities on our consolidated balance sheet. To the extent expenditures temporarily exceed contributions, the difference is recorded as a receivable of the fund in accounts and other receivable, net on our consolidated balance sheet. The contributions to the marketing fund are designated for sales driving and marketing-related initiatives and advertising, and we act as an agent for the franchisees with regard to these contributions. Therefore, we do not reflect franchisee contributions to the funds in our condensed consolidated statements of earnings.
Production costs of commercials, programming and other marketing activities are charged to the marketing fund when the advertising is first used for its intended purpose, and the costs of advertising are charged to operations as incurred. Total contributions and other marketing expenses are included in selling, general, and administrative expenses in the accompanying condensed consolidated statements of earnings. Advertising and promotions for the quarter and year-to-date in 2018 were $7.3 million and $16.1 million, respectively, and in 2017, were $9.1 million and $21.1 million, respectively.
Effect of new accounting pronouncements adopted in fiscal 2018 — In March 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2016-09, Compensation-Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting. This standard is intended to simplify various aspects of accounting for share-based compensation arrangements, including the income tax impact, classification on the statement of cash flows and forfeitures. This standard is effective for annual reporting periods beginning after December 15, 2016, and interim periods within that reporting period. As such, we adopted this standard in the first quarter of fiscal 2018. Due to the adoption of the standard, we prospectively reclassified excess tax benefits from share-based compensation arrangements of $0.8 million year-to-date and an immaterial amount in the quarter, as a discrete item within income tax expense on the condensed consolidated statements of earnings, rather than recognizing such excess income tax benefits in capital in excess of par value on the condensed consolidated balance sheet. This also impacted the related classification on our condensed consolidated statements of cash flows, as excess tax benefits from share-based compensation arrangements is only reported in cash flows from operating activities on a prospective basis, rather than as previously reported in cash flows from operating activities and cash flows used in financing activities. Upon adoption of the standard, we also began reporting cash paid to a taxing authority on an employee’s behalf when we directly withhold equivalent shares for taxes as cash flows used in financing activities, with the related tax withholding classified as a change in accounts and other receivables in cash flows from operating activities on our condensed consolidated statements of cash flows. We retrospectively applied this new reporting of tax payments for equity award issuances on our condensed consolidated statements of cash flows. The standard also impacted our earnings per share calculation on a prospective basis as the estimate of dilutive common share equivalents under the treasury stock method no longer assumes that the estimated tax benefits realized when an award is settled are used to repurchase shares. Lastly, the Company elected to account for forfeitures as they occur, and a cumulative-effect adjustment was made in the amount of $0.2 million and recorded in retained earnings as of October 2, 2017 on the condensed consolidated balance sheet.
In December 2016, the FASB issued ASU 2016-19, Technical Corrections and Improvements. This standard contains amendments that affect a wide variety of topics in the Accounting Standards Codification (“ASC”). The amendments include differences between original FASB guidance and the ASC, guidance clarification and reference corrections, simplifications, and minor improvements. This standard is effective for annual reporting periods beginning after December

JACK IN THE BOX INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

15, 2016, and interim periods within that reporting period. As such, we adopted this standard in the first quarter of fiscal 2018. This standard did not have a significant effect on our accounting policies or on our condensed consolidated financial statements and related disclosures.
Effect of new accounting pronouncements to be adopted in future periods — In May 2014, the FASB issued ASU 2014-09, Revenue Recognition - Revenue from Contracts with Customers (Topic 606), which provides a comprehensive new revenue recognition model that requires an entity to recognize revenue in an amount that reflects the consideration the entity expects to receive for the transfer of promised goods or services to its customers. The standard also requires additional disclosure regarding the nature, amount, timing and uncertainty of revenue and cash flows arising from contracts with customers. Further, in March 2016, the FASB issued ASU 2016-08, Revenue from Contracts with Customers (Topic 606): Principal versus Agent Considerations (Reporting Revenue Gross versus Net), which clarifies the guidance in ASU 2014-09 when evaluating when another party, along with the entity, is involved in providing a good or service to a customer. In April 2016, the FASB issued ASU 2016-10, Revenue from Contracts with Customers (Topic 606): Identifying Performance Obligations and Licensing, which clarifies the guidance in ASU 2014-09 regarding assessing whether promises to transfer goods or services are distinct, and whether an entity's promise to grant a license provides a customer with a right to use, or right to access the entity's intellectual property. In December 2016, the FASB issued ASU 2016-20, Technical Corrections and Improvements to Revenue from Contracts with Customers (Topic 606). This ASU clarifies the guidance in ASU 2014-09, providing technical corrections and improvements to clarify guidance and correct unintended applications of the guidance. All standards are effective for annual periods beginning after December 15, 2017, and interim periods within that reporting period. As such, we will be required to adopt these standards in the first quarter of fiscal 2019. These standards are to be applied retrospectively or using a cumulative effect transition method, and early adoption is not permitted. We do not believe the new revenue recognition standard will impact our recognition of restaurant sales, rental revenues or royalty fees from franchisees. However, we are still evaluating the impact that this pronouncement will have on the recognition of certain transactions in our consolidated financial statements, including the initial franchise fees currently recognized upon the opening of a franchise restaurant, and our advertising arrangements with franchisees currently reported on a net versus gross basis in our consolidated statements of earnings, as well as the effect this new standard will have on our disclosures. We have not yet selected a transition method.
In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842), which requires a lessee to recognize assets and liabilities on the balance sheet for those leases classified as operating leases under previous guidance. This standard is effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. As such, we will be required to adopt this standard in the first quarter of fiscal 2020. This standard requires adoption based upon a modified retrospective transition approach, with early adoption permitted. Based on a preliminary assessment, we expect that most of our operating lease commitments will be subject to the new guidance and recognized as operating lease liabilities and right-of-use assets upon adoption, resulting in a significant increase in the assets and liabilities on our consolidated balance sheets. In January 2018, the FASB issued ASU 2018-01, Leases (Topic 842): Land Easement Practical Expedient for Transition to Topic 842, which affects the guidance in ASU 2016-02. The standard permits the election of an optional transition practical expedient to not evaluate land easements that exist or expired before the adoption of Topic 842 and that were not previously accounted for as leases under Topic 840. The effective date and transition requirements are the same as ASU 2016-02. We are continuing our evaluation, which may identify additional impacts this standard will have on our consolidated financial statements and related disclosures.
In March 2016, the FASB issued ASU 2016-04, Liabilities-Extinguishment of Liabilities (Subtopic 405-20): Recognition of Breakage for Certain Prepaid Stored-Value Products, which is designed to provide guidance and eliminate diversity in the accounting for the derecognition of financial liabilities related to certain prepaid stored-value products using a revenue-like breakage model. This standard is effective for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years, with early adoption permitted. As such, we will be required to adopt this standard in the first quarter of fiscal 2019. This standard is to be applied retrospectively or using a cumulative effect transition method as of the date of adoption. We are currently evaluating which transition method to use, but believe the impact this standard will have on our consolidated financial statements and related disclosures will be immaterial upon adoption.
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
In October 2016, the FASB issued ASU 2016-16, Income Taxes (Topic 740): Intra-Entity Transfers of Assets Other Than Inventory. This standard requires that an entity recognize the income tax consequences of an intra-entity transfer of an asset other than inventory when the transfer occurs, rather than deferring the recognition until the asset has been sold to

JACK IN THE BOX INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

an outside party. This standard is effective for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years, with early adoption permitted. As such, we will be required to adopt this standard in the first quarter of fiscal 2019. The standard requires adoption on a modified retrospective basis through a cumulative-effect adjustment to retained earnings. We are currently evaluating this standard, but do not believe it will have a material impact on our consolidated financial statements.
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
In March 2017, the FASB issued ASU 2017-07, Compensation - Retirement Benefits (Topic 715): Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost. This standard requires the presentation of the service cost component of net benefit cost to be in the same line item as other compensation costs arising from services rendered by the pertinent employees during the period. All other components of net benefit cost should be presented separately from the service cost component and outside of a subtotal of earnings from operations, or separately disclosed. The standard is effective for annual and interim periods beginning after December 15, 2017 and must be adopted retrospectively. Early adoption is permitted as of the beginning of an annual period, but we plan to adopt this standard in the first quarter of fiscal 2019. Upon adoption of this standard, we will separately present the components of net periodic benefit cost, excluding the service cost component, outside of earnings from operations. In 2018 and 2017, net periodic benefit cost, excluding the service cost component, was approximately $21,000 and $0.5 million during the quarter, respectively, and approximately $49,000 and $1.1 million year-to-date, respectively.
In May 2017, the FASB issued ASU 2017-09, Compensation - Stock Compensation (Topic 718): Scope of Modification Accounting. This standard provides guidance that clarifies when changes to the terms or conditions of a share-based payment award require the application of modification accounting under ASC 718. This new guidance will allow for certain changes to be made to awards without accounting for them as modifications. The standard is effective for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years, with early adoption permitted. The standard is required to be applied prospectively to awards modified on or after the adoption date. We will be required to adopt this standard in the first quarter of fiscal 2019. This standard is not expected to have a material impact on our consolidated financial statements and related disclosures.
In February 2018, the FASB issued ASU 2018-02, Income Statement-Reporting Comprehensive Income (Topic 220): Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income, which amends the previous guidance to allow for certain tax effects “stranded” in accumulated other comprehensive income, which are impacted by the Tax Cuts and Jobs Act (the “Tax Act”), to be reclassified from accumulated other comprehensive income into retained earnings. This amendment pertains only to those items impacted by the new tax law and will not apply to any future tax effects stranded in accumulated other comprehensive income. This standard is effective for fiscal years beginning after December 15, 2018, and interim periods within those fiscal years, with early adoption permitted. We will be required to adopt this standard in the first quarter of fiscal 2020. We are currently evaluating this standard.

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
Qdoba — On December 19, 2017, we entered into a stock purchase agreement (the “Qdoba Purchase Agreement”) with the Buyer to sell all issued and outstanding shares of Qdoba (the “Shares”). The Buyer completed the acquisition of Qdoba on March 21, 2018 for an aggregate purchase price of approximately $305.0 million in cash, subject to customary closing conditions and adjustments set forth in the Qdoba Purchase Agreement (the “Qdoba Sale”).

JACK IN THE BOX INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

We also entered into a Transition Services Agreement with the Buyer pursuant to which the Buyer is receiving certain services (the “Services”) to enable it to operate the Qdoba business after the closing of the Qdoba Sale. The Services include information technology, finance and accounting, human resources, supply chain and other corporate support services. Under the Agreement, the Services are being provided at cost for a period of up to 12 months, with two 3-month extensions available for certain services. We recorded $1.1 million related to the Services in 2018 as a reduction of selling, general and administrative expenses in the condensed consolidated statements of earnings.
Further, we entered into an Employee Agreement with the Buyer pursuant to which we will continue to employ all Qdoba employees who work for the Buyer (the “Qdoba Employees”) from the date of closing of the Qdoba Sale through the earlier of: (a) following 30 days written notice from the Buyer of termination of the Employee Agreement, or (b) nine months following the closing of the Qdoba Sale. Upon termination of the Employee Agreement, the Qdoba Employees will become employees of the Buyer. During the term of the Employee Agreement, we will pay all wages and benefits of the Qdoba Employees and will receive reimbursement of these costs from the Buyer. In 2018, we’ve paid $10.5 million of Qdoba wages and benefits pursuant to the Employee Agreement.
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
The following table summarizes the Qdoba results for each period prior to sale (in thousands, except per share data):

	Quarter		Year-to-date
	April 15, 2018	April 16, 2017	April 15, 2018	April 16, 2017
Company restaurant sales	$66,850	$98,793	$192,620	$227,492
Franchise revenues	3,351	4,711	9,337	10,764
Company restaurant costs (excluding depreciation and amortization)	(57,504)	(80,713)	(166,122)	(186,429)
Franchise costs (excluding depreciation and amortization)	(930)	(910)	(2,338)	(2,083)
Selling, general and administrative expenses	(5,848)	(7,956)	(18,112)	(20,385)
Depreciation and amortization	—	(5,057)	(5,012)	(11,752)
Impairment and other charges, net	(594)	(3,811)	(2,263)	(7,715)
Interest expense, net	(1,575)	(2,044)	(4,787)	(4,559)
Operating earnings from discontinued operations before income taxes	3,750	3,013	3,323	5,333
Gain on Qdoba Sale	35,729	—	35,729	—
Earnings from discontinued operations before income taxes	39,479	3,013	39,052	5,333
Income taxes	(16,819)	(1,181)	(17,024)	(2,057)
Earnings from discontinued operations, net of income taxes	$22,660	$1,832	$22,028	$3,276

Net earnings per share from discontinued operations:
Basic	$0.78	$0.06	$0.75	$0.10
Diluted	$0.77	$0.06	$0.74	$0.10
Selling, general and administrative expenses include corporate costs directly in support of Qdoba operations. All other corporate costs are classified in results of continuing operations. Our credit facility required us to make a mandatory prepayment (“Qdoba Prepayment”) on our term loan upon the closing of the Qdoba Sale, which was $260.0 million. In accordance with FASB authoritative guidance on financial statement presentation, interest expense associated with our credit facility has been allocated to discontinued operations based on our estimate of the mandatory prepayment that was made upon closing of the Qdoba Sale. See Note 3, Indebtedness, in the notes to condensed consolidated financial statements for additional information regarding the mandatory prepayment.

JACK IN THE BOX INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

The following is a reconciliation of the gain recorded for the Qdoba sale (in thousands):

Net proceeds received from the Qdoba Sale (1)	$301,904

Qdoba assets:
Cash	3,113
Accounts receivable, net	9,461
Inventories	3,112
Prepaid expenses and other current assets	5,007
Property and equipment, net	163,404
Intangible assets, net	12,518
Goodwill	117,636
Other assets, net	2,604
Total Qdoba assets	316,855

Qdoba liabilities:
Accounts payable	7,847
Accrued liabilities	20,265
Current maturities of long-term debt	180
Straight-line rent accrual	14,595
Deferred income tax liability	8,676
Other long-term liabilities	11,144
Total Qdoba liabilities	62,707

Other transaction costs incurred as part of the Qdoba Sale (2)	12,027

Gain on Qdoba Sale before income taxes	$35,729
____________________________

(1)
The proceeds received from the Qdoba Sale are net of working capital adjustments outlined in the Qdoba Purchase Agreement, which must be finalized within 90 days after the closing date of the Qdoba Sale, and the derecognition of foreign currency translation adjustments recorded in accumulated other comprehensive income of $0.1 million.

(2)	Costs directly incurred as a result of the Qdoba Sale, including investment bank fees, legal fees, professional fees, employee transaction awards, transfer taxes and other administrative costs.
Prior to the closing of the Qdoba Sale, the assets being sold and liabilities being assumed by the Buyer were classified as held-for-sale on our condensed consolidated balance sheet. Prior year balances have been recast to conform with this presentation. Upon classification of the Qdoba assets as held for sale, in accordance with the FASB authoritative guidance on financial statement presentation, the assets were no longer depreciated. Proceeds from the Qdoba Sale have been presented in the condensed consolidated statement of cash flows within cash provided by discontinued operations in investing activities.

Lease guarantees — While all operating leases held in the name of Qdoba were part of the Qdoba Sale, some of the leases remain guaranteed by the Company pursuant to one or more written guarantees (the “Guarantee(s)”). In the event Qdoba fails to meet its payment and performance obligations under such guaranteed leases, we may be required to make rent and other payments to the landlord under the requirements of the Guarantees. Should we, as guarantor of the lease obligations, be required to make any lease payments due for the remaining term of the subject lease(s) subsequent to March 21, 2018, the maximum amount we may be required to pay is the sum of the annual rent payments due for the remainder of the subject lease terms. The annual rent on these leases in the first year subsequent to the Qdoba Sale is approximately $6.2 million, and will increase an average of 1.8% annually based on the provisions of the subject leases. The lease terms extend for a maximum of approximately 18 more years as of April 15, 2018, and we would remain a guarantor of the leases in the event the leases are extended for any established renewal periods. In the event that we are obligated to make payments under the Guarantees, we believe the exposure is limited due to contractual protections and recourse available in the lease agreements, as well as the Qdoba Purchase Agreement,

JACK IN THE BOX INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

including a requirement of the landlord to mitigate damages by re-letting the properties in default, and indemnity from the Buyer. Qdoba continues to meet its obligations under these leases and there have not been any events that would indicate that Qdoba will not continue to meet the obligations of the leases. As such, we have not recorded a liability for the Guarantees as of April 15, 2018 as the likelihood of Qdoba defaulting on the assigned agreements was deemed to be less than probable.

3.	INDEBTEDNESS

Amended credit facility — On March 21, 2018, we amended our credit facility. The amendment extends the maturity date of both our term loan and revolving credit facility from March 19, 2019 to March 19, 2020.  The interest rate range on our credit facility did not change as a result of the amendment and continues to be based on our leverage ratio. This interest rate can range from the London Interbank Offered Rate (“LIBOR”) plus 1.25% to 2.25% with a 0% floor on LIBOR. As a result of the amendment, the interest rate was reset to LIBOR plus 2.00% for the period from the effective date of the amendment to the first calculation date thereafter. As of April 15, 2018, we had $357.7 million outstanding under the term loan, and $581.1 million outstanding under the $900.0 million revolving credit facility. In addition, letters of credit of $31.4 million were outstanding.

Collateral — Under the amendment, we and certain of our subsidiaries reaffirmed our guarantees and the security interests in substantially all of our tangible and intangible property, with certain exceptions (including deposit accounts), to secure our obligations under the credit facility.

Covenants — We are subject to a number of customary covenants under our credit facility, including limitations on additional borrowings, acquisitions, loans to franchisees, lease commitments, stock repurchases and dividend payments, and requirements to maintain certain financial ratios defined in the credit agreement. The amendment raises the maximum leverage ratio from 4.0 times to 4.5 times, and permits unlimited cash dividends and share repurchases if pro forma leverage is less than 4.0 times, subject also to pro forma fixed charge covenant compliance.

Repayments — Our credit facility requires us to make certain mandatory prepayments under certain circumstances and we have the option to make certain prepayments without premium or penalty. The credit facility includes events of default (and related remedies, including acceleration and increased interest rates following an event of default) that are customary for facilities and transactions of this type. Pursuant to the credit facility and amendment, we repaid $260.0 million on the term loan facility upon closing of the Qdoba Sale. Refer to Note 2, Discontinued Operations, for additional information regarding the Qdoba Sale and related prepayment. The payment schedule for the term loan facility was amended to reflect this payment and the extended maturity. The amended term loan facility requires amortization in the form of quarterly installments of $10.7 million from June 2018 through December 2019 with the remainder due at the expiration of the term loan agreement in March 2020.

JACK IN THE BOX INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

4.    SUMMARY OF REFRANCHISINGS AND FRANCHISEE DEVELOPMENT
Refranchisings and franchisee development — The following table summarizes the number of restaurants sold to franchisees, the number of restaurants developed by franchisees, and the related fees and gains recognized in each period (dollars in thousands):

	Quarter		Year-to-date
	April 15, 2018	April 16, 2017	April 15, 2018	April 16, 2017
Restaurants sold to franchisees	63	60	85	60
New restaurants opened by franchisees	3	6	8	13

Initial franchise fees	$2,735	$2,538	$3,730	$2,828

Proceeds from the sale of company-operated restaurants:
Cash (1)	$11,253	$31,251	$16,844	$31,389
Short-term notes receivable (2)	22,422	—	31,506	—
	33,675	31,251	48,350	31,389

Net assets sold (primarily property and equipment)	(9,509)	(10,306)	(13,146)	(10,306)
Lease commitment charges (3)	(863)	(7,651)	(863)	(7,651)
Goodwill related to the sale of company-operated restaurants	(3,807)	(341)	(3,960)	(342)
Other (4)	(14,024)	(5,174)	(15,969)	(5,174)
Gains on the sale of company-operated restaurants	$5,472	$7,779	$14,412	$7,916
____________________________

(1)
Year-to-date, amounts in 2018 and 2017 include additional proceeds of $1.2 million and $0.1 million, respectively, related to restaurants sold in prior years. There were no additional proceeds and an immaterial amount of additional proceeds recognized during the quarter in 2018 and 2017, respectively.

(2)	We collected payments of $9.1 million related to notes due from franchisees in the first quarter of 2018.

(3)	Charges are for operating restaurant leases with lease commitments in excess of our sublease rental income from franchisees.

(4)
Amounts in 2018 include an $8.8 million reduction of gains related to the modification of certain 2017 refranchising transactions. The quarter and year-to-date amounts in 2018 also include $3.7 million and $5.2 million, respectively, of costs related to franchise remodel incentives. Amounts in 2017 primarily represent impairment of $3.1 million and equipment write-offs of $1.4 million related to restaurants closed in connection with the sale of the related markets.

As of the end of the second 2018 quarter, we had signed non-binding letters of intent with franchisees to sell an additional 21 company-operated restaurants. Pre-tax gross proceeds related to these sales are estimated at $16.0 million to $18.0 million. Equipment of $3.3 million related to these sales has been classified as assets held for sale on our April 15, 2018 condensed consolidated balance sheet.

JACK IN THE BOX INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

5.	FAIR VALUE MEASUREMENTS
Financial assets and liabilities — The following table presents our financial assets and liabilities measured at fair value on a recurring basis (in thousands):

	Total	Quoted Prices in Active Markets for Identical Assets (3) (Level 1)	Significant Other Observable Inputs (3) (Level 2)	Significant Unobservable Inputs (3) (Level 3)
Fair value measurements as of April 15, 2018:
Non-qualified deferred compensation plan (1)	$(36,534)	$(36,534)	$—	$—
Interest rate swaps (Note 6) (2)	(5,791)	—	(5,791)	—
Total liabilities at fair value	$(42,325)	$(36,534)	$(5,791)	$—
Fair value measurements as of October 1, 2017:
Non-qualified deferred compensation plan (1)	$(37,219)	$(37,219)	$—	$—
Interest rate swaps (Note 6) (2)	(22,927)	—	(22,927)	—
Total liabilities at fair value	$(60,146)	$(37,219)	$(22,927)	$—

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

The fair values of our debt instruments are based on the amount of future cash flows associated with each instrument discounted using our borrowing rate. At April 15, 2018, the carrying value of all financial instruments was not materially different from fair value, as the borrowings are prepayable without penalty. The estimated fair values of our capital lease obligations approximated their carrying values as of April 15, 2018.
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
In connection with our impairment reviews performed during 2018, we recorded $0.7 million of impairment charges resulting from the closure of four franchise and one company restaurant, $0.2 million of charges resulting from changes in the market value of closed restaurant properties held for sale and $0.2 million in charges related to our landlord’s sale of a restaurant property to a franchisee in the first quarter of 2018. Refer to Note 7, Impairment and Other Charges, Net, for additional information regarding impairment charges.

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
Financial position — The following derivative instruments were outstanding as of the end of each period (in thousands):

	Balance Sheet Location	Fair Value
		April 15, 2018	October 1, 2017
Derivatives designated as cash flow hedging instruments:
Interest rate swaps	Accrued liabilities	$(1,153)	$(4,777)
Interest rate swaps	Other long-term liabilities	(4,638)	(18,150)
Total derivatives (Note 5)		$(5,791)	$(22,927)
Financial performance — The following table summarizes the OCI activity related to our interest rate swap derivative instruments (in thousands):

	Location in Income	Quarter		Year-to-date
		April 15, 2018	April 16, 2017	April 15, 2018	April 16, 2017
Gain (loss) recognized in OCI	N/A	$4,295	$(3,981)	$14,586	$19,105
Loss reclassified from accumulated OCI into net earnings	Interest expense, net	$876	$1,219	$2,550	$3,285
Amounts reclassified from accumulated OCI into interest expense represent payments made to the counterparties for the effective portions of the interest rate swaps. During the periods presented, our interest rate swaps had no hedge ineffectiveness.

7.	IMPAIRMENT AND OTHER CHARGES, NET
Impairment and other charges, net in the accompanying condensed consolidated statements of earnings is comprised of the following (in thousands):

	Quarter		Year-to-date
	April 15, 2018	April 16, 2017	April 15, 2018	April 16, 2017
Restructuring costs	$2,575	$247	$2,933	$430
Costs of closed restaurants and other	1,730	417	3,105	2,256
Accelerated depreciation	324	276	374	378
Losses on disposition of property and equipment, net	298	427	481	957
Operating restaurant impairment charges (1)	—	—	291	—
	$4,927	$1,367	$7,184	$4,021
____________________________

(1)	Impairment charges are primarily resulting from our landlord’s sale of a restaurant property to a franchisee.

JACK IN THE BOX INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Restructuring costs — Restructuring charges in 2018 and 2017 include costs resulting from a plan that management initiated in fiscal 2016 to reduce our general and administrative costs. This plan includes cost saving initiatives from workforce reductions and refranchising initiatives. Restructuring charges in 2018 also include costs related to the evaluation of potential alternatives with respect to the Qdoba brand (the “Qdoba Evaluation”), which resulted in the Qdoba Sale. Refer to Note 2, Discounted Operations, for information regarding the Qdoba Sale.

The following is a summary of our restructuring costs (in thousands):

	Quarter		Year-to-date
	April 15, 2018	April 16, 2017	April 15, 2018	April 16, 2017
Employee severance and related costs (1)	$1,808	$163	$1,352	$256
Qdoba Evaluation consulting costs (2)	542	—	768	—
Qdoba Evaluation retention bonus	225	—	812	—
Other	—	84	1	174
	$2,575	$247	$2,933	$430
____________________________

(1)	Year-to-date 2018 includes a reduction in severance and related costs due to a change in the number of employees to be terminated in connection with our restructuring activities.

(2)	Qdoba Evaluation consulting costs are primarily related to third party advisory services.
Total accrued severance costs related to our restructuring activities are included in accrued liabilities and changed as follows during 2018 (in thousands):

Balance as of October 1, 2017	$648
Additions/adjustments	1,352
Cash payments	(1,484)
Balance as of April 15, 2018	$516

Costs of closed restaurants and other — Costs of closed restaurants in 2018 and 2017 include future lease commitment charges and expected ancillary costs, net of anticipated sublease rentals. Costs in 2018 also include $0.7 million of impairment charges resulting from the closure of four franchise and one company restaurant, and $0.2 million of charges resulting from changes in the market value of closed properties held for sale.
Accrued restaurant closing costs, included in accrued liabilities and other long-term liabilities on our condensed consolidated balance sheets, changed as follows during 2018 (in thousands):

Balance as of October 1, 2017	$6,175
Additions	135
Adjustments (1)	549
Interest expense	957
Cash payments	(3,253)
Balance as of April 15, 2018 (2) (3)	$4,563
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

(3)
This balance excludes $3.2 million of restaurant closing costs that are included in accrued liabilities and other long-term liabilities on our condensed consolidated balance sheets, which were initially recorded as losses on the sale of company-operated restaurants to Jack in the Box franchisees.

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

Our tax rates for the quarter and year-to-date periods ended April 15, 2018 were impacted by the Tax Cuts and Jobs Act (the “Tax Act”), which was enacted into law on December 22, 2017. As a fiscal year taxpayer, certain provisions of the Tax Act impacted us in fiscal year 2018, including a reduction in the U.S. federal statutory corporate income tax rate (the “Tax Rate”), while other provisions will be effective starting at the beginning of fiscal year 2019. The Tax Rate reduction was effective as of January 1, 2018, and will be phased in, resulting in a statutory federal tax rate of 24.5% for our fiscal year ending September 30, 2018, and 21.0% for subsequent fiscal years.

As of April 15, 2018, we provisionally accounted for the results of the Tax Act. The provision for income taxes is based on a reasonable estimate of the effects on our existing deferred tax balances. Tax expense of $0.6 million in the quarter and $31.2 million year-to-date, including a immaterial tax benefit in the quarter and $2.3 million year-to-date related to Qdoba, was recognized and is included as a component of income taxes from continuing operations. This tax expense consists primarily of a $30.3 million re-measurement of our deferred tax assets and liabilities due to the enactment of the Tax Act. The impact of the Tax Act is based upon estimates and interpretations which may be refined as further authoritative guidance is issued and is expected to be completed by the first quarter of fiscal year 2019.

The 2018 income tax provisions reflect tax rates of 31.4% in the quarter and 60.7% year-to-date, compared with 38.1% and 38.4%, respectively, in 2017. The major components of the year-over-year change in tax rates were the non-cash impact of the enactment of the Tax Act, including the revaluation of all deferred tax assets and liabilities at the reduced federal statutory tax rate, partially offset by the decrease in the federal statutory tax rate and the excess tax benefit on 2018 stock compensation. The final annual tax rate cannot be determined until the end of the fiscal year; therefore, the actual annual 2018 rate could differ from our current estimates.

The following is a summary of the components of each tax rate (in thousands):

	Quarter				Year-to-date
	April 15, 2018		April 16, 2017		April 15, 2018		April 16, 2017
Income tax expense at statutory rate	$10,717	29.4%	$19,221	37.9%	$28,037	29.1%	$40,961	38.2%
Non-cash impact of the Tax Act	577	1.6%	—	—%	31,204	32.4%	—	—%
Stock compensation excess tax benefit	(14)	—%	—	—%	(816)	(0.9)%	—	—%
Other	146	0.4%	112	0.2%	139	0.1%	203	0.2%
(1)	$11,426	31.4%	$19,333	38.1%	$58,564	60.7%	$41,164	38.4%
____________________________

(1)	Percentages may not add due to rounding.

JACK IN THE BOX INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

9.	RETIREMENT PLANS
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
Net periodic benefit cost — The components of net periodic benefit cost in each period were as follows (in thousands):

	Quarter		Year-to-date
	April 15, 2018	April 16, 2017	April 15, 2018	April 16, 2017
Defined benefit pension plans:
Interest cost	$5,160	$5,248	$12,039	$12,244
Service cost	516	504	1,203	1,177
Expected return on plan assets	(6,510)	(6,494)	(15,190)	(15,153)
Actuarial loss (1)	1,123	1,411	2,621	3,292
Amortization of unrecognized prior service costs (1)	34	35	79	82
Net periodic benefit cost	$323	$704	$752	$1,642
Postretirement healthcare plans:
Interest cost	$220	$231	$514	$540
Actuarial (gain) loss (1)	(6)	37	(14)	87
Net periodic benefit cost	$214	$268	$500	$627
___________________________

(1)	Amounts were reclassified from accumulated OCI into net earnings as a component of selling, general and administrative expenses.

Future cash flows — Our policy is to fund our plans at or above the minimum required by law. As of January 1, 2017, the date of our last actuarial funding valuation, there was no minimum contribution funding requirement. Details regarding 2018 contributions are as follows (in thousands):

	SERP	Postretirement Healthcare Plans
Net year-to-date contributions	$2,200	$877
Remaining estimated net contributions during fiscal 2018	$2,200	$500
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
We offer share-based compensation plans to attract, retain and motivate key officers, employees and non-employee directors to work towards the financial success of the Company. During 2018, we granted the following shares related to our share-based compensation awards:

Nonvested stock units	60,965
Stock options	113,447
Performance share awards	22,735
The components of share-based compensation expense recognized in each period are as follows (in thousands):

	Quarter		Year-to-date
	April 15, 2018	April 16, 2017	April 15, 2018	April 16, 2017
Nonvested stock units	$2,082	$1,584	$3,860	$3,653
Stock options	697	312	1,179	1,113
Nonvested stock awards	7	20	21	47
Performance share awards	75	397	738	1,187
Deferred compensation for non-management directors	350	270	350	270
Total share-based compensation expense	$3,211	$2,583	$6,148	$6,270

11.	STOCKHOLDERS’ EQUITY
Repurchases of common stock — During year-to-date 2018, we repurchased approximately 1.1 million common shares at an aggregate cost of $100.0 million. As of April 15, 2018, there was approximately $81.0 million remaining under a Board-authorized stock-buyback program which expires in November 2018.
Dividends — During year-to-date 2018, the Board of Directors declared two cash dividends of $0.40 per common share which were paid on March 16, 2018 and December 15, 2017 to shareholders of record as of the close of business on March 5, 2018 and December 4, 2017, respectively and totaled $23.5 million. Future dividends are subject to approval by our Board of Directors.

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

The following table reconciles basic weighted-average shares outstanding to diluted weighted-average shares outstanding (in thousands):

	Quarter		Year-to-date
	April 15, 2018	April 16, 2017	April 15, 2018	April 16, 2017
Weighted-average shares outstanding – basic	29,040	30,895	29,332	31,622
Effect of potentially dilutive securities:
Nonvested stock awards and units	268	163	311	178
Stock options	41	52	55	66
Performance share awards	7	16	7	17
Weighted-average shares outstanding – diluted	29,356	31,126	29,705	31,883
Excluded from diluted weighted-average shares outstanding:
Antidilutive	150	90	116	64
Performance conditions not satisfied at the end of the period	67	79	67	79

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
Other legal matters — In addition to the matter described above, we are subject to normal and routine litigation brought by former, current or prospective employees, customers, franchisees, vendors, landlords, shareholders or others. We intend to defend ourselves in any such matters. Some of these matters may be covered, at least in part, by insurance or other third party indemnity obligation. Our insurance liability (undiscounted) and reserves are established in part by using independent actuarial estimates of expected losses for reported claims and for estimating claims incurred but not reported. We believe that the ultimate determination of liability in connection with legal claims pending against us, if any, in excess of amounts already provided for such matters in the condensed consolidated financial statements, will not have a material adverse effect on our business, our annual results of operations, liquidity or financial position; however, it is possible that our business, results of operations, liquidity, or financial condition could be materially affected in a particular future reporting period by the unfavorable resolution of one or more matters or contingencies during such period.
Lease guarantees — While all operating leases held in the name of Qdoba were part of the Qdoba Sale, some of the leases remain guaranteed by the Company pursuant to one or more written guarantees. In the event Qdoba fails to meet its payment and performance obligations under such guaranteed leases, we may be required to make rent and other payments to the landlord under the requirements of the Guarantees. Qdoba continues to meet its obligations under these leases and there have not been any events that would indicate that Qdoba will not continue to meet the obligations of the leases. As such, we have not recorded a liability for the Guarantees as of April 15, 2018 as the likelihood of Qdoba defaulting on the assigned agreements was deemed to be less than probable. Refer to Note 2, Discontinued Operations, for additional information regarding the Guarantees.

JACK IN THE BOX INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

14.	SUPPLEMENTAL CONSOLIDATED CASH FLOW INFORMATION (in thousands)

	Year-to-date
	April 15, 2018	April 16, 2017
Cash paid during the year for:
Interest, net of amounts capitalized	$23,522	$18,460
Income tax payments	$12,706	$27,356
Decrease in obligations for purchases of property and equipment	$3,465	$1,998
Non-cash transactions:
Increase in notes receivable from the sale of company-operated restaurants	$31,506	$—
Increase in accrued franchise tenant improvement allowances	$5,132	$1,398
Increase in dividends accrued or converted to common stock equivalents	$160	$151
Increase in obligations for treasury stock repurchases	$—	$4,466
Decrease in equipment capital lease obligations from the sale of company-operated restaurants, closure of stores and termination of equipment leases	$2,330	$2,031
Decrease in capital lease obligations from the termination of building leases	$233	$87
Equipment capital lease obligations incurred	$59	$59

JACK IN THE BOX INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

15.	SUPPLEMENTAL CONSOLIDATED BALANCE SHEET INFORMATION (in thousands)

	April 15, 2018	October 1, 2017
Accounts and other receivables, net:
Trade	$51,876	$55,108
Due from marketing fund	19,634	—
Notes receivable	22,970	988
Other	9,440	5,672
Allowance for doubtful accounts	(1,516)	(2,159)
	$102,404	$59,609
Prepaid expenses:
Prepaid rent	$8,301	$—
Prepaid income taxes	—	16,928
Other	3,646	10,604
	$11,947	$27,532
Other assets, net:
Company-owned life insurance policies	$107,940	$110,057
Deferred tax assets	62,889	105,117
Deferred rent receivable	47,562	46,962
Other	20,033	15,434
	$238,424	$277,570
Accrued liabilities:
Insurance	$35,945	$39,011
Payroll and related taxes	25,416	23,361
Deferred rent income	10,646	18,961
Advertising	—	18,493
Sales and property taxes	3,034	7,275
Gift card liability	2,243	2,237
Deferred franchise fees	425	450
Other	22,472	25,266
	$100,181	$135,054
Other long-term liabilities:
Defined benefit pension plans	$102,864	$107,011
Straight-line rent accrual	32,511	33,749
Other	102,636	108,065
	$238,011	$248,825

16.	SUBSEQUENT EVENTS

On May 11, 2018, the Board of Directors declared a cash dividend of $0.40 per common share, to be paid on June 11, 2018 to shareholders of record as of the close of business on May 29, 2018.

On May 11, 2018, the Board of Directors approved an additional $200.0 million stock-buyback program that expires in November 2019.

Subsequent to the end of the second quarter of 2018, we signed non-binding letters of intent with franchisees to sell approximately 25 company-operated restaurants in several markets. Pre-tax gross proceeds related to these sales are estimated at $21.0 million to $23.0 million.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
GENERAL
All comparisons between 2018 and 2017 refer to the 12-weeks (“quarter”) and 28-weeks (“year-to-date”) ended April 15, 2018 and April 16, 2017, respectively, unless otherwise indicated.
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

•
Liquidity and capital resources — an analysis of our cash flows including pension and postretirement health contributions, capital expenditures, sale of company-operated restaurants, franchise tenant improvement allowance distributions, our credit facility, share repurchase activity, dividends, known trends that may impact liquidity and the impact of inflation, if applicable.

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

We have included in our MD&A certain performance metrics that management uses to assess company performance and which we believe will be useful in analyzing and understanding our results of operations. These metrics include:

•
Changes in sales at restaurants open more than one year (“same-store sales”), system restaurant sales, franchised restaurant sales, and average unit volumes (“AUVs”). Same-store sales, restaurant sales, and AUVs are presented for franchised restaurants and on a system-wide basis, which includes company and franchise restaurants. Franchise sales represent sales at franchise restaurants and are revenues of our franchisees. We do not record franchise sales as revenues; however, our royalty revenues and percentage rent revenues are calculated based on a percentage of franchise sales. We believe franchise and system same-store sales, franchised and system restaurant sales, and AUV information is useful to investors as they have a direct effect on the Company’s profitability.

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

Same-store sales, system restaurant sales, franchised restaurant sales, AUVs and Adjusted EBITDA are not measurements determined in accordance with GAAP and should not be considered in isolation, or as an alternative to earnings from operations, or other similarly titled measures of other companies.

OVERVIEW
As of April 15, 2018, we operated and franchised 2,245 Jack in the Box quick-service restaurants, primarily in the western and southern United States, including one in Guam.
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
The following summarizes the most significant events occurring year-to-date in fiscal 2018, and certain trends compared to a year ago:

•
Same-store and System Sales — Same-store sales decreased 0.2% year-to-date in 2018 system wide compared with a year ago, and system sales decreased $5.8 million, or 0.3%, year-to-date in 2018 compared with a year ago. These decreases were primarily due to a decrease in traffic at both company-operated and franchise-operated restaurants, partially offset by menu price increases and favorable mix.

•
Company Restaurant Operations — Jack in the Box company restaurant costs as a percentage of company restaurant sales decreased in 2018 to 73.9% from 75.1% a year ago primarily due to the benefit of refranchising units that had lower AUVs than the average for all company restaurants.

•
Franchise Operations — Jack in the Box franchise costs as a percentage of franchise revenues increased in 2018 to 39.7%, from 39.0% in the prior year, primarily due to a 0.3% decrease in same-store sales at franchised restaurants and reduced royalties for certain restaurants sold to franchisees in 2017.

•
Jack in the Box Franchising Program — Franchisees opened a total of 8 restaurants. As part of our refranchising strategy, we sold 85 company-operated restaurants to franchisees in several different markets during 2018 resulting in proceeds of approximately $48.4 million. In fiscal year 2018, we expect approximately 25 Jack in the Box restaurants to open system-wide, the majority of which will be franchise locations. Our Jack in the Box system was 92% franchised as of April 15, 2018. We plan to increase franchise ownership of the Jack in the Box system to approximately 95% by the end of the fiscal year. Prior and subsequent to the end of the second quarter of 2018, we signed non-binding letters of intent with franchisees to sell approximately 46 company-operated restaurants in several markets. Pre-tax gross proceeds related to these sales are estimated at $37.0 million to $41.0 million, and we have classified $3.3 million of equipment, related to sales under letters executed prior to quarter-end, as assets held for sale in our April 15, 2018 condensed consolidated balance sheet.

•
Restructuring Costs (including costs related to the Qdoba Evaluation) — In 2016, we announced a plan to reduce our general and administrative costs, and in the third quarter of 2017, we began an evaluation of potential alternatives with respect to the Qdoba brand (the “Qdoba Evaluation”), which ultimately resulted in the sale of Qdoba (the “Qdoba Sale”). In connection with these activities, we have recorded $2.9 million of restructuring charges in 2018, which includes $1.6 million related to the Qdoba Evaluation, and $1.3 million primarily related to severance costs. These costs are included in impairment and other costs, net in the accompanying condensed consolidated statements of earnings.

•
Return of Cash to Shareholders — We returned cash to shareholders in the form of share repurchases and cash dividends. We repurchased approximately 1.1 million shares of our common stock in 2018 at an average price of $89.98 per share, totaling $100.0 million, including the costs of brokerage fees. We also declared two cash dividends of $0.40 per share totaling $23.5 million.

•	Adjusted EBITDA — Adjusted EBITDA decreased in 2018 to $145.8 million from $160.1 million in 2017 due primarily to the execution of our refranchising strategy.

•
Tax Reform — The Tax Cuts and Jobs Act (the “Tax Act”) was enacted into law on December 22, 2017, resulting in an estimated annual statutory federal tax rate of 24.5% for fiscal 2018, and 21.0% for subsequent fiscal years. Due to the Tax Act, a tax expense of $31.2 million was recognized and is included as a component of income taxes from continuing operations in 2018.

•
The Qdoba Sale — During the second quarter of 2018, we completed the sale of Qdoba Restaurant Corporation ("Qdoba"), a wholly owned subsidiary of the company, to certain funds managed by affiliates of Apollo Global Management, LLC (together with its consolidated subsidiaries, "Apollo"). The transaction closed on March 21, 2018. As a result of the sale, operating results for Qdoba are included in discontinued operations for all periods presented.

•
Credit Facility — Pursuant to the Qdoba Sale and amendment of our credit facility, we made a payment of $260.0 million on our term loan. We also extended the maturity date of our credit facility one year to March 19, 2020, and raised the maximum leverage ratio from 4.0 times to 4.5 times.

FINANCIAL REPORTING
During fiscal 2012, we entered into an agreement to outsource our Jack in the Box distribution business. In fiscal 2018, the Board of Directors approved, and we entered into, a Stock Purchase Agreement to sell all issued and outstanding shares of the Qdoba as the result of the Qdoba Evaluation. All results related to our distribution business and Qdoba operations are reported as discontinued operations for all periods presented. Refer to Note 2, Discontinued Operations, in the notes to the condensed consolidated financial statements for additional information. Unless otherwise noted, amounts and disclosures throughout our MD&A relate to our continuing operations.
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
CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS DATA

	Quarter		Year-to-date
	April 15, 2018	April 16, 2017	April 15, 2018	April 16, 2017
Revenues:
Company restaurant sales	54.3%	67.8%	56.2%	67.7%
Franchise rental revenues	27.6%	19.3%	26.8%	19.8%
Franchise royalties and other	18.1%	12.9%	17.0%	12.5%
Total revenues	100.0%	100.0%	100.0%	100.0%
Operating costs and expenses, net:
Company restaurant costs (excluding depreciation and amortization):
Food and packaging (1)	28.6%	28.9%	28.7%	28.7%
Payroll and employee benefits (1)	29.0%	30.2%	28.9%	29.8%
Occupancy and other (1)	15.9%	17.0%	16.2%	16.6%
Total company restaurant costs (excluding depreciation and amortization) (1)	73.6%	76.1%	73.9%	75.1%
Franchise occupancy expenses (excluding depreciation and amortization) (2)	62.3%	61.5%	61.1%	60.1%
Franchise support and other costs (3)	6.8%	5.1%	5.9%	5.5%
Selling, general and administrative expenses	12.9%	9.7%	12.2%	10.8%
Depreciation and amortization	6.7%	6.1%	6.6%	6.0%
Impairment and other charges, net	2.3%	0.5%	1.4%	0.6%
Gains on the sale of company-operated restaurants	(2.6)%	(2.9)%	(2.9)%	(1.3)%
Earnings from operations	22.3%	22.5%	23.7%	20.4%
Income tax rate (4)	31.4%	38.1%	60.7%	38.4%
____________________________

(1)	As a percentage of company restaurant sales.

(2)	As a percentage of franchise rental revenues.

(3)	As a percentage of franchise royalties and other.

(4)	As a percentage of earnings from continuing operations and before income taxes.

CHANGES IN SAME-STORE SALES

	Quarter			Year-to-date
	Fiscal Basis		Calendar Basis (1)	Fiscal Basis		Calendar Basis (1)
	April 15, 2018	April 16, 2017	April 16, 2017	April 15, 2018	April 16, 2017	April 16, 2017
Company	0.9%	(1.7)%	(2.4)%	0.5%	(0.7)%	(0.7)%
Franchise	(0.2)%	0.4%	(0.4)%	(0.3)%	2.1%	2.0%
System	(0.1)%	(0.1)%	(0.8)%	(0.2)%	1.4%	1.4%
____________________________

(1)
Due to the transition from a 53-week year in fiscal 2016 to a 52-week year in fiscal 2017, year-over-year fiscal period comparisons are off by one week. The change in same-store sales presented in the Calendar Basis column uses comparable calendar periods to balance the one-week shift from fiscal 2016 and to provide a clearer year-over-year comparison.

The following table summarizes the changes in Jack in the Box company-operated same-store sales:

	Quarter			Year-to-date
	Fiscal Basis		Calendar Basis	Fiscal Basis		Calendar Basis
	April 15, 2018	April 16, 2017	April 16, 2017	April 15, 2018	April 16, 2017	April 16, 2017
Average check (1)	2.6%	5.2%	4.7%	2.6%	4.9%	4.8%
Transactions	(1.7)%	(6.9)%	(7.1)%	(2.1)%	(5.6)%	(5.5)%
Change in same-store sales	0.9%	(1.7)%	(2.4)%	0.5%	(0.7)%	(0.7)%
____________________________

(1)
Amounts on a fiscal basis in 2018 include price increases of approximately 2.5% in the quarter and 2.0% year-to-date. Amounts in 2017 on a calendar and fiscal basis include price increases of approximately 2.6% in the quarter and 2.8% year-to-date.

The following table summarizes the year-to-date changes in the number and mix of Jack in the Box company and franchise restaurants:

	2018			2017
	Company	Franchise	Total	Company	Franchise	Total
Beginning of year	276	1,975	2,251	417	1,838	2,255
New	1	8	9	2	13	15
Refranchised	(85)	85	—	(60)	60	—
Acquired from franchisees	—	—	—	19	(19)	—
Closed	(4)	(11)	(15)	(7)	(3)	(10)
End of period	188	2,057	2,245	371	1,889	2,260
% of system	8%	92%	100%	16%	84%	100%
The following table summarizes the restaurant sales for company-owned, franchised, and total system sales (in thousands):

	Quarter		Year-to-date
	April 15, 2018	April 16, 2017	April 15, 2018	April 16, 2017
Company-owned restaurant sales	$113,938	$180,275	$283,575	$418,846
Franchised restaurant sales	685,514	621,788	1,584,576	1,455,074
System sales	$799,452	$802,063	$1,868,151	$1,873,920

Below is a reconciliation of Non-GAAP Adjusted EBITDA to the most directly comparable GAAP measure, net earnings (in thousands):
ADJUSTED EBITDA

	Quarter		Year-to-date
	April 15, 2018	April 16, 2017	April 15, 2018	April 16, 2017
Net earnings - GAAP	$47,605	$33,094	$59,795	$69,023
Earnings from discontinued operations, net of taxes	(22,624)	(1,704)	(21,925)	(3,084)
Income taxes	11,426	19,333	58,564	41,164
Interest expense, net	10,413	9,037	23,193	19,446
Earnings from operations	46,820	59,760	119,627	126,549
Gains on the sale of company-operated restaurants	(5,472)	(7,779)	(14,412)	(7,916)
Impairment and other charges, net	4,927	1,367	7,184	4,021
Depreciation and amortization	13,955	16,122	33,112	37,385
Amortization of franchise tenant improvement allowances	118	23	265	48
Adjusted EBITDA - Non-GAAP	$60,348	$69,493	$145,776	$160,087

Company Restaurant Operations
The following table presents company restaurant sales and costs, and restaurant costs as a percentage of the related sales. Percentages may not add due to rounding (dollars in thousands):

	Quarter				Year-to-date
	April 15, 2018		April 16, 2017		April 15, 2018		April 16, 2017
Company restaurant sales	$113,938		$180,275		$283,575		$418,846
Company restaurant costs (excluding depreciation and amortization):
Food and packaging	32,638	28.6%	52,042	28.9%	81,502	28.7%	120,031	28.7%
Payroll and employee benefits	33,096	29.0%	54,529	30.2%	82,036	28.9%	124,712	29.8%
Occupancy and other	18,143	15.9%	30,704	17.0%	45,893	16.2%	69,645	16.6%
Total company restaurant costs	$83,877	73.6%	$137,275	76.1%	$209,431	73.9%	$314,388	75.1%

Company restaurant sales decreased $66.3 million in the quarter, and $135.3 million year-to-date as compared with the prior year primarily driven by a decrease in the average number of company restaurants resulting from the execution of our refranchising strategy and, to a lesser extent, by a decrease in traffic, which was more than offset by menu price increases and favorable product mix. The following table presents the approximate impact of these (decreases) increases on company restaurant sales in 2018 (in thousands):

	Quarter	Year-to-date
Decrease in the average number of restaurants	$(95.7)	$(191.1)
AUV increase	29.4	55.8
Total change in company restaurant sales	$(66.3)	$(135.3)
Fiscal basis same-store sales at company-operated restaurants increased 0.9% in the quarter and 0.5% year-to-date as compared with prior year primarily due to menu price increases and favorable mix, partially offset by a decline in transactions. The following table summarizes the change in company-operated same-store sales:

	Quarter		Year-to-date
	April 15, 2018	April 16, 2017	April 15, 2018	April 16, 2017
Average check (1)	2.6%	5.2%	2.6%	4.9%
Transactions	(1.7)%	(6.9)%	(2.1)%	(5.6)%
Change in same-store sales	0.9%	(1.7)%	0.5%	(0.7)%
____________________________

(1)	Amounts in 2018 and 2017 include price increases of approximately 2.5% and 2.6%, respectively, in the quarter, and 2.0% and 2.8%, respectively, year-to-date.
Food and packaging costs as a percentage of company restaurant sales decreased to 28.6% in the quarter, compared with 28.9% a year ago, and remained consistent at 28.7% year-to-date in 2018 and 2017. The benefits from menu price increases and favorable product mix were partially offset in the quarter, and entirely offset year-to-date, by higher commodity costs. Commodity costs increased 3.6% in the quarter, and 4.6% year-to-date compared to a year ago due primarily to higher costs for potatoes, beef, tacos and beverages, in addition to pork year-to-date. Beef, our most significant commodity, increased approximately 6% in the quarter and 9% year-to-date compared with the prior year. For fiscal 2018, we currently expect commodity costs to increase approximately 3% compared with fiscal 2017.
Payroll and employee benefit costs as a percentage of company restaurant sales decreased to 29.0% in the quarter, and 28.9% year-to-date in 2018 compared with 30.2% in the quarter, and 29.8% year-to-date in 2017 due primarily to the benefits of refranchising, partially offset by wage inflation resulting from an increase in the minimum wage in certain markets and a highly competitive labor market.
Occupancy and other costs decreased $12.6 million in the quarter, and $23.8 million year-to-date in 2018 compared to the prior year, primarily due to a decrease in the average number of restaurants, impacting occupancy and other costs by approximately $15.2 million in the quarter and $30.9 million year-to-date, partially offset by higher maintenance and repair expenses, property rent and utilities. The decrease in occupancy and other costs as a percentage of company restaurant sales in both periods of 2018 compared to 2017 was primarily due to the benefit of refranchising units that had lower AUVs than the average for all company restaurants.

Franchise Operations
The following table presents franchise revenues and costs in each period and other information we believe is useful in analyzing the change in franchise operating results (dollars in thousands):

	Quarter		Year-to-date
	April 15, 2018	April 16, 2017	April 15, 2018	April 16, 2017
Franchise rental revenues	$57,843	$51,295	$135,060	$122,731

Royalties	35,185	31,688	81,478	74,276
Franchise fees and other	2,806	2,626	4,122	3,212
Franchise royalties and other	37,991	34,314	85,600	77,488
Total franchise revenues	$95,834	$85,609	$220,660	$200,219

Franchise occupancy expenses (excluding depreciation and amortization)	$36,065	$31,543	$82,586	$73,733
Franchise support and other costs	2,583	1,734	5,065	4,271
Total franchise costs	$38,648	$33,277	$87,651	$78,004
Franchise costs as a % of total franchise revenues	40.3%	38.9%	39.7%	39.0%

Average number of franchise restaurants	2,005	1,834	1,988	1,836
% increase	9.3%		8.3%
(Decrease) increase in franchise-operated same-store sales	(0.2)%	0.4%	(0.3)%	2.1%
Franchised restaurant sales	$685,514	$621,788	$1,584,576	$1,455,074
Franchised restaurant AUVs	$342	$339	$797	$792
Royalties as a percentage of total franchised restaurant sales	5.1%	5.1%	5.1%	5.1%
Franchise rental revenues increased $6.5 million, or 12.8%, in the quarter and $12.3 million, or 10.0%, year-to-date as compared with the prior year. This increase is primarily due to additional rental revenues in 2018 of $6.3 million in the quarter and $13.7 million year-to-date resulting from the net increase in the average number of restaurants leased or subleased from the Company due to our refranchising strategy. Year-to-date the increase was partially offset by a decline in franchise restaurant same-store sales resulting in a decrease in revenues from percentage rent.
Franchise royalties and other increased $3.7 million, or 10.7% in the quarter and $8.1 million, or 10.5%, year-to date in 2018 versus a year ago primarily reflecting a $3.8 million increase in the quarter, and $8.5 million increase year-to-date, in royalties driven by a net increase in the average number of franchise restaurants primarily resulting from our refranchising strategy, and an increase in franchise fees of $1.0 million year-to-date related to the sale of 85 company-operated restaurants to franchisees during 2018 versus 60 restaurants in 2017. These increases were partially offset by a decrease in royalties related to the decline in same-store sales.
Franchise occupancy expenses, principally rents, increased $4.5 million in the quarter and $8.9 million year-to-date in 2018 versus a year ago due primarily to a net increase in the average number of franchise-operated restaurants resulting from our refranchising strategy, contributing additional costs of approximately $3.8 million in the quarter and $8.3 million year-to-date, and to a lesser extent, routine rent increases.
Depreciation and Amortization
Depreciation and amortization decreased by $2.2 million in the quarter, and $4.3 million year-to-date in 2018 as compared with the prior year, primarily due to a decrease in equipment depreciation driven by a decrease in the average number of company-operated restaurants resulting from our refranchising activities in 2017 and 2018. To a lesser extent, a decline in depreciation resulting from our franchise building assets becoming fully depreciated also contributed to the decrease.

Selling, General and Administrative (“SG&A”) Expenses
The following table presents the change in 2018 SG&A expenses compared with the prior year (in thousands):

	Increase / (Decrease)
	Quarter	Year-to-date
Cash surrender value of COLI policies, net	$1,773	$525
Incentive compensation (including share-based compensation and related payroll taxes)	1,570	1,907
Region administration	(170)	(1,062)
Pension and postretirement benefits	(436)	(1,018)
Advertising	(1,878)	(4,987)
Other (including savings related to our restructuring plan)	296	(357)
	$1,155	$(4,992)
The cash surrender value of our Company-owned life insurance (“COLI”) policies, net of changes in our non-qualified deferred compensation obligation supported by these policies, are subject to market fluctuations. The changes in market values had a negative impact of $0.9 million in the quarter, and $0.6 million year-to-date, compared with a positive impact of $0.9 million in the quarter, and a negative impact of $0.1 million year-to-date in the prior year.
Incentive compensation increased in the quarter and year-to-date primarily due to higher levels of performance in 2018 versus the prior year as compared to target bonus levels, and an increase in share-based compensation primarily related to incremental awards granted in 2018 to retiree eligible officers who have accelerated vesting terms.
Region administration costs decreased in 2018 as compared to 2017 due primarily to workforce reductions related to our refranchising efforts.
Pension and postretirement benefit costs decreased primarily due to an increase in the discount rates and higher than expected return on assets (“ROA”) in the prior year, partially offset by a decrease in the ROA assumption from 6.5% to 6.2% in 2018.
Advertising costs are primarily contributions to our marketing fund and are determined as a percentage of gross restaurant sales. Advertising costs decreased due to a decrease in the number of company-operated restaurants resulting from our refranchising efforts. These decreases were partially offset by incremental contributions to the marketing fund of $1.5 million in the quarter and $1.8 million year-to-date for additional system-wide promotional activity.
Impairment and Other Charges, Net
Impairment and other charges, net is comprised of the following (in thousands):

	Quarter		Year-to-date
	April 15, 2018	April 16, 2017	April 15, 2018	April 16, 2017
Restructuring costs	$2,575	$247	$2,933	$430
Costs of closed restaurants and other	1,730	417	3,105	2,256
Accelerated depreciation	324	276	374	378
Losses on disposition of property and equipment, net	298	427	481	957
Operating restaurant impairment charges	—	—	291	—
	$4,927	$1,367	$7,184	$4,021

Impairment and other charges, net increased $3.6 million in the quarter and $3.2 million year-to-date 2018 compared with a year ago. The increase was primarily driven by a $2.3 million increase in restructuring costs in the quarter, and $2.5 million year-to-date, primarily resulting from an increase of $1.6 million in the quarter, and $1.1 million year-to-date, related to severance costs, and an increase of $0.7 million in the quarter, and $1.6 million year-to-date, related to Qdoba Evaluation costs. The costs of closed restaurants also increased during the quarter and year-to-date 2018 compared to prior year primarily due to the closure of two restaurants in the quarter and five restaurants year-to-date, compared to no closures in the prior year. Refer to Note 7, Impairment and Other Charges, Net of the notes to the condensed consolidated financial statements for additional information regarding these charges.

Gains on the Sale of Company-Operated Restaurants
Gains on the sale of company-operated restaurants, net are detailed in the following table (dollars in thousands):

	Quarter		Year-to-date
	April 15, 2018	April 16, 2017	April 15, 2018	April 16, 2017
Number of restaurants sold to franchisees	63	60	85	60

Gains on the sale of company-operated restaurants	$5,472	$7,779	$14,412	$7,916
Gains are impacted by the number of restaurants sold and changes in average gains or losses recognized, which primarily relate to the specific sales and cash flows of those restaurants. Year-to-date, amounts in 2018 and 2017 include additional proceeds of $1.2 million and $0.1 million, respectively, related to restaurants sold in prior years, and there were no additional proceeds and an immaterial amount of additional proceeds recognized during the quarter in 2018 and 2017, respectively. Further, in both periods of 2018, gains were reduced by $8.8 million related to the modification of certain 2017 refranchising transactions. Refer to Note 4, Summary of Refranchisings and Franchisee Development, of the notes to the condensed consolidated financial statements for additional information regarding these gains.
Interest Expense, Net
Interest expense, net is comprised of the following (in thousands):

	Quarter		Year-to-date
	April 15, 2018	April 16, 2017	April 15, 2018	April 16, 2017
Interest expense	$10,471	$9,062	$23,282	$19,498
Interest income	(58)	(25)	(89)	(52)
Interest expense, net	$10,413	$9,037	$23,193	$19,446
Interest expense, net increased $1.4 million in the quarter and $3.7 million year-to-date in 2018 compared with a year ago primarily due to higher average interest rates which contributed additional interest expense of approximately $1.4 million and $2.6 million, respectively, in addition to higher average borrowings year-to-date.
Income Taxes
The Tax Act was enacted into law on December 22, 2017. The Tax Act included a reduction in the U.S. federal statutory corporate income tax rate (the “Tax Rate”) from 35% to 21% and introduced new limitations on certain business deductions. As a result, we recognized a year-to-date, non-cash $31.2 million tax provision expense impact primarily related to the re-measurement of our deferred tax assets and liabilities due to the reduced Tax Rate.
The tax rate in 2018 was 31.4% in the quarter and 60.7% year-to-date, compared with 38.1% and 38.4%, respectively, in 2017. The major components of the change in tax rates were the non-cash impact of the enactment of the Tax Act, including the updated revaluation of all deferred tax assets and liabilities at the reduced federal statutory rate, partially offset by the decrease in the federal statutory tax rate and the excess tax benefit on year-to-date stock compensation expense. We expect the fiscal year tax rate to be approximately 45.0%.
As discussed in Note 1, Basis of Presentation, in the notes to the condensed consolidated financial statements, upon the adoption of ASU 2016-09, Compensation-Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting, we are including the excess tax benefit of our stock based compensation as a discrete item within income tax expense on the condensed consolidated statements of earnings, which may cause volatility in our quarterly tax rate. The final annual tax rate cannot be determined until the end of the fiscal year; therefore, the actual 2018 rate could differ from our current estimates. Refer to Note 8, Income Taxes, of the notes to the condensed consolidated financial statements for additional information regarding income taxes.
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
We generally reinvest available cash flows from operations to develop new restaurants or enhance existing restaurants, to reduce debt, to repurchase shares of our common stock, and to pay cash dividends. Our cash requirements consist principally of:

•	working capital;

•	capital expenditures for new restaurant construction and restaurant renovations;

•	income tax payments;

•	debt service requirements;

•	franchise tenant improvement allowance distributions; and

•	obligations related to our benefit plans.
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
Cash Flows
The table below summarizes our cash flows from continuing operations (in thousands):

	Year-to-date
	April 15, 2018	April 16, 2017
Total cash provided by (used in):
Operating activities	$29,277	$115,167
Investing activities	11,246	19,538
Financing activities	(326,095)	(144,219)
Net cash flows	$(285,572)	$(9,514)
Operating Activities. Operating cash flows in 2018 decreased $85.9 million compared with a year ago primarily due to the timing of March royalty, marketing fee and percentage rent collections from franchisees ($27.0 million), the timing of October rent payments ($20.0 million), a decrease in the annual incentive payment related to the respective prior year due to lower levels of performance as compared to target performance goals ($14.0 million), and the timing of other working capital receipts and expenditures.
Pension and Postretirement Contributions — Our policy is to fund our pension plans at or above the minimum required by law. As of January 1, 2017, the date of our last actuarial funding valuation, there was no minimum contribution funding requirement for our qualified pension plan. We continue to evaluate contributions to our Qualified Plan based on changes in pension assets as a result of asset performance in the current market and the economic environment. We do not anticipate making any contributions to our Qualified Plan in fiscal 2018. Year-to-date 2018, we contributed $3.1 million to our non-qualified pension plan and postretirement plans.

Investing Activities. Cash provided by investing activities decreased $8.3 million compared with the prior year primarily resulting from a $6.5 million increase in the purchase of property and equipment and assets intended for sale and leaseback, and a decrease in proceeds from the sale of company-operated restaurants in 2018 versus 2017 of $4.8 million including repayments of notes issued in connection with 2018 refranchising transactions.
Capital Expenditures — The composition of capital expenditures in each period follows (in thousands):

	Year-to-date
	April 15, 2018	April 16, 2017
Jack in the Box:
Restaurant facility expenditures	$13,028	$10,771
New restaurants	560	1,653
Other, including information technology	3,024	1,602
	16,612	14,026
Corporate Services:
Information technology	1,646	1,553
Other, including facility improvements	89	17
	1,735	1,570

Total capital expenditures	$18,347	$15,596
Our capital expenditure program includes, among other things, investments in new locations and equipment, restaurant remodeling, and information technology enhancements. Capital expenditures increased $2.8 million compared to a year ago primarily resulting from a $2.3 million increase in spending related to restaurant facility expenditures, primarily capital maintenance and remodels, and a $1.4 million increase in spending related to restaurant information technology, partially offset by a $1.1 million decrease in spending related to building new Jack in the Box restaurants primarily resulting from our refranchising initiative. We expect fiscal 2018 capital expenditures to be approximately $30.0 million to $35.0 million.
Assets Held for Sale and Leaseback — We use sale and leaseback financing to limit the initial cash investment in our restaurants to the cost of the equipment, whenever possible. In 2018 and 2017, we exercised our right of first refusal related to two and one leased properties, respectively, which we intend to sell and leaseback within 12 months of the respective balance sheet date. The following table summarizes the cash flow activity related to sale and leaseback transactions in each period (dollars in thousands):

	Year-to-date
	April 15, 2018	April 16, 2017
Number of restaurants sold and leased back	2	1

Purchases of assets intended for sale and leaseback	$(5,491)	$(1,752)
Proceeds from the sale and leaseback of assets	$4,949	$2,466
As of April 15, 2018, we had investments of $14.1 million relating to six restaurant properties that we expect to sell and leaseback during the next 12 months.
Sale of Company-Operated Restaurants — We continue to expand franchise ownership in the Jack in the Box system primarily through the sale of company-operated restaurants to franchisees. The following table details proceeds received and financing provided in connection with our refranchising activities in each period (dollars in thousands):

	Year-to-date
	April 15, 2018	April 16, 2017
Number of restaurants sold to franchisees	85	60

Cash proceeds from the sale of company-operated restaurants	$16,844	$31,389
Short-term financing provided in connection with the sale of company-operated restaurants	$31,506	$—

Proceeds include additional gains of $1.2 million in 2018 and $0.1 million in 2017 related to restaurants sold in previous years. For additional information, refer to Note 4, Summary of Refranchisings and Franchisee Development, of the notes to condensed consolidated financial statements.
In 2018, we provided short-term financing of $31.5 million in connection with six refranchising transactions. Two notes totaling $9.1 million were issued and repaid in the first quarter. The remaining notes are scheduled to be repaid prior to the end of the fiscal year.
Financing Activities. Cash flows used in financing activities increased $181.9 million in 2018 compared with a year ago primarily due to a net increase in payments under our credit facility related to the $260.0 million repayment made pursuant to the Qdoba Sale and a decrease in net revolver borrowings, partially offset by a decrease in cash used to repurchase common stock and proceeds from the issuance of our common stock.
Credit Facility — Our credit facility was amended on March 21, 2018, which extended the revolving credit agreement and the term loan maturity dates to March 19, 2020. As of April 15, 2018, we had $357.7 million outstanding under the term loan, borrowings under the revolving credit agreement of $581.1 million, and letters of credit outstanding of $31.4 million. As of April 15, 2018, our unused borrowing capacity was $287.5 million.
The interest rate on our credit facility is based on our leverage ratio and can range from the London Interbank Offered Rate (“LIBOR”) plus 1.25% to 2.25% with a 0% floor on LIBOR. The interest rate as of April 15, 2018 was LIBOR plus 2.00%.
We are subject to a number of customary covenants under our credit facility, including limitations on additional borrowings, acquisitions, loans to franchisees, lease commitments, stock repurchases and dividend payments, and requirements to maintain certain financial ratios as defined in the credit agreement. The amendment raised our maximum leverage ratio from 4.0 times to 4.5 times, and permits unlimited cash dividends and share repurchases if pro forma leverage is less than 4.0 times, subject also to pro forma fixed charge covenant compliance.
We were in compliance with all covenants as of April 15, 2018. For additional information regarding our credit facility and the amendment, refer to Note 3, Indebtedness, of the notes to our condensed consolidated financial statements.
Interest Rate Swaps — To reduce our exposure to fluctuating interest rates under our credit facility, we consider interest rate swaps. In April 2014, we entered into nine forward-starting interest rate swap agreements that effectively converted $300.0 million of our variable rate borrowings to a fixed-rate basis from October 2014 through October 2018. In June 2015, we entered into eleven forward-starting interest rate swap agreements that effectively converted an additional $200.0 million of our variable rate borrowings to a fixed-rate from October 2015 through October 2018, and $500.0 million from October 2018 through October 2022. For additional information, refer to Note 6, Derivative Instruments, of the notes to our condensed consolidated financial statements and Item 3, Quantitative and Qualitative Disclosures About Market Risk, of this report.
Repurchases of Common Stock — During year-to-date 2018 we repurchased approximately 1.1 million common shares at an aggregate cost of $100.0 million, compared with 3.2 million common shares at an aggregate cost of $327.2 million in 2017. As of April 15, 2018, there was approximately $81.0 million remaining under a Board-authorized stock-buyback program which expires in November 2018. In our condensed consolidated statement of cash flows for 2017, repurchases of common stock excludes $11.7 million related to repurchase transactions traded prior to quarter-end that settled subsequent to April 16, 2017, offset by $7.2 million related to repurchase transactions traded in the prior fiscal year that settled in 2017.
Dividends — During 2018, the Board of Directors declared two cash dividends of $0.40 per common share totaling $23.5 million. Future dividends are subject to approval by our Board of Directors.
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

ITEM 3.        QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Our primary exposure to risks relating to our financial instruments is changes in interest rates. Our credit facility is comprised of a revolving credit facility and a term loan, bearing interest at a rate equal to the prime rate or LIBOR plus an applicable margin based on a financial leverage ratio. As of April 15, 2018, the applicable margin for the LIBOR-based revolving loans and term loan was set at 2.00%.
We use interest rate swap agreements to reduce exposure to interest rate fluctuations. In April 2014, we entered into nine forward-starting interest rate swap agreements that effectively converted $300.0 million of our variable rate borrowings to a fixed-rate basis from October 2014 through October 2018. Additionally, in June 2015, we entered into eleven forward-starting interest rate swap agreements that effectively converted an additional $200.0 million of our variable rate borrowings to a fixed-rate from October 2015 through October 2018, and $500.0 million from October 2018 through October 2022. Based on the applicable margin in effect as of April 15, 2018, these twenty interest rate swaps would yield average fixed rates of 4.41%, 4.62%, 4.89%, 5.07%, 5.17% in years 2018 through 2022, respectively. For additional information related to our interest rate swaps, refer to Note 6, Derivative Instruments, of the notes to condensed consolidated financial statements.
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
ITEM 4.        CONTROLS AND PROCEDURES
Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures
Based on an evaluation of the Company’s disclosure controls and procedures (as defined in Rules 13a-15 and 15d-15 of the Securities Exchange Act of 1934, as amended), as of the end of the Company’s quarter ended April 15, 2018, the Company’s Chief Executive Officer and Chief Financial Officer (its principal executive officer and principal financial officer, respectively) have concluded that the Company’s disclosure controls and procedures were effective.

Changes in Internal Control over Financial Reporting
There have been no changes in the Company’s internal control over financial reporting that occurred during the Company’s fiscal quarter ended April 15, 2018 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION
There is no information required to be reported for any items under Part II, except as follows:

ITEM 1.        LEGAL PROCEEDINGS
See Note 13, Contingencies and Legal Matters, of the notes to condensed consolidated financial statements for a discussion of our contingencies and legal matters.

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
Stock Repurchases — In the second quarter of 2018 we repurchased 1.1 million shares of our common stock at an aggregate cost of $100.0 million. As of April 15, 2018, there was approximately $81.0 million remaining under a stock-buyback program which expires in November 2018.

	(a) Total number of shares purchased	(b) Average price paid per share	(c) Total number of shares purchased as part of publicly announced programs	(d) Maximum dollar value that may yet be purchased under these programs
				$181,019,706
January 22, 2018 - February 18, 2018	—	$—	—	$181,019,706
February 19, 2018 - March 18, 2018	1,111,375	$89.98	1,111,375	$81,019,826
March 19, 2018 - April 15, 2018	—	$—	—	$81,019,826
Total	1,111,375		1,111,375

ITEM 3.        DEFAULTS UPON SENIOR SECURITIES
None.
ITEM 4.        MINE SAFETY DISCLOSURES
Not applicable.
ITEM 5.        OTHER INFORMATION
Item 5.03.     None.

ITEM 6.        EXHIBITS

Number	Description	Form	Filed with SEC
3.1	Certificate of Amendment of Restated Certificate of Incorporation, dated September 21, 2007	8-K	9/24/2007
3.2	Amended and Restated Bylaws, dated August 4, 2017	10-Q	8/10/2017
10.1.13
Fourth Amendment to the Credit Agreement dated March 21, 2018 by and among Jack in the Box, Wells Fargo Bank, National Association, the subsidiaries of Jack int he Box Inc. party thereto, and other lender parties thereto
		8-K	3/21/2018
10.2.7	Jack in the Box Inc. Vice President, Chief Operating Officer Offer Letter, dated January 22, 2018	8-K	1/26/2018
10.2.8	Retention Agreement with Iwona Alter, dated March 29, 2018	10-Q	Filed herewith
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	—	Filed herewith
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	—	Filed herewith
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	—	Filed herewith
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	—	Filed herewith
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document
* Management contract or compensatory plan.

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

JACK IN THE BOX INC.

By:	/S/ LANCE TUCKER
Lance Tucker
Executive Vice President and Chief Financial Officer (principal financial officer) (Duly Authorized Signatory)
Date: May 17, 2018