Form 10-Q
period 2018-07-08
JACK IN THE BOX INC /NEW/
filed 2018-08-09
CIK 807882

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
 ____________________________________________________
FORM 10-Q
 _______________________________________________________________________________________
QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended July 8, 2018
Commission File Number: 1-9390
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
Yes  ☐    No  ☑
As of the close of business August 3, 2018, 27,255,503 shares of the registrant’s common stock were outstanding.

JACK IN THE BOX INC. AND SUBSIDIARIES

PART I. FINANCIAL INFORMATION

ITEM 1.        CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JACK IN THE BOX INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share data)
(Unaudited)

	July 8, 2018	October 1, 2017
ASSETS
Current assets:
Cash	$138	$4,467
Accounts and other receivables, net	90,677	59,609
Inventories	2,115	3,445
Prepaid expenses	36,464	27,532
Current assets held for sale	15,276	42,732
Other current assets	4,688	1,493
Total current assets	149,358	139,278
Property and equipment:
Property and equipment, at cost	1,207,038	1,262,117
Less accumulated depreciation and amortization	(774,741)	(777,841)
Property and equipment, net	432,297	484,276
Other Assets:
Intangible assets, net	679	1,413
Goodwill	46,848	51,412
Non-current assets held for sale	—	280,796
Other assets, net	250,267	277,570
Total other assets	297,794	611,191
	$879,449	$1,234,745
LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Current maturities of long-term debt	$42,594	$64,225
Accounts payable	36,198	28,366
Accrued liabilities	101,453	135,054
Current liabilities held for sale	—	34,345
Total current liabilities	180,245	261,990
Long-term liabilities:
Long-term debt, net of current maturities	953,364	1,079,982
Non-current liabilities held for sale	—	32,078
Other long-term liabilities	236,310	248,825
Total long-term liabilities	1,189,674	1,360,885
Stockholders’ deficit:
Preferred stock $0.01 par value, 15,000,000 shares authorized, none issued	—	—
Common stock $0.01 par value, 175,000,000 shares authorized, 81,986,272 and 81,843,483 issued, respectively	820	818
Capital in excess of par value	463,872	453,432
Retained earnings	1,555,945	1,485,820
Accumulated other comprehensive loss	(120,668)	(137,761)
Treasury stock, at cost, 54,730,769 and 52,411,407 shares, respectively	(2,390,439)	(2,190,439)
Total stockholders’ deficit	(490,470)	(388,130)
	$879,449	$1,234,745
See accompanying notes to condensed consolidated financial statements.

JACK IN THE BOX INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS
(In thousands, except per share data)
(Unaudited)

	Quarter		Year-to-date
	July 8, 2018	July 9, 2017	July 8, 2018	July 9, 2017
Revenues:
Company restaurant sales	$87,574	$157,772	$371,149	$576,618
Franchise rental revenues	61,622	52,824	196,682	175,555
Franchise royalties and other	38,787	35,505	124,387	112,993
	187,983	246,101	692,218	865,166
Operating costs and expenses, net:
Company restaurant costs (excluding depreciation and amortization):
Food and packaging	24,946	46,182	106,448	166,213
Payroll and employee benefits	24,875	46,486	106,911	171,198
Occupancy and other	13,715	28,426	59,608	98,071
Total company restaurant costs (excluding depreciation and amortization)	63,536	121,094	272,967	435,482
Franchise occupancy expenses (excluding depreciation and amortization)	37,401	32,548	119,987	106,281
Franchise support and other costs	2,829	1,952	7,894	6,223
Selling, general and administrative expenses	20,094	28,110	81,736	94,744
Depreciation and amortization	13,194	15,336	46,306	52,721
Impairment and other charges, net	3,265	4,873	10,449	8,894
Gains on the sale of company-operated restaurants	(28,676)	(13,250)	(43,088)	(21,166)
	111,643	190,663	496,251	683,179
Earnings from operations	76,340	55,438	195,967	181,987
Interest expense, net	10,873	9,382	34,066	28,828
Earnings from continuing operations and before income taxes	65,467	46,056	161,901	153,159
Income taxes	17,334	14,764	75,898	55,928
Earnings from continuing operations	48,133	31,292	86,003	97,231
(Losses) earnings from discontinued operations, net of taxes	(2,826)	5,059	19,099	8,143
Net earnings	$45,307	$36,351	$105,102	$105,374

Net earnings per share - basic:
Earnings from continuing operations	$1.72	$1.06	$2.97	$3.14
(Losses) earnings from discontinued operations	(0.10)	0.17	0.66	0.26
Net earnings per share (1)	$1.62	$1.23	$3.63	$3.40
Net earnings per share - diluted:
Earnings from continuing operations	$1.70	$1.05	$2.94	$3.11
(Losses) earnings from discontinued operations	(0.10)	0.17	0.65	0.26
Net earnings per share (1)	$1.60	$1.22	$3.59	$3.37

Weighted-average shares outstanding:
Basic	28,042	29,474	28,989	30,976
Diluted	28,296	29,718	29,284	31,234

Cash dividends declared per common share	$0.40	$0.40	$1.20	$1.20
____________________________

(1)	Earnings per share may not add due to rounding.
See accompanying notes to condensed consolidated financial statements.

JACK IN THE BOX INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In thousands)
(Unaudited)

	Quarter		Year-to-date
	July 8, 2018	July 9, 2017	July 8, 2018	July 9, 2017
Net earnings	$45,307	$36,351	$105,102	$105,374
Cash flow hedges:
Net change in fair value of derivatives	1,494	2,887	16,080	21,992
Net loss reclassified to earnings	539	1,009	3,089	4,294
	2,033	3,896	19,169	26,286
Tax effect	(517)	(1,507)	(4,868)	(10,170)
	1,516	2,389	14,301	16,116
Unrecognized periodic benefit costs:
Actuarial losses and prior service costs reclassified to earnings	1,152	1,483	3,838	4,944
Tax effect	(292)	(574)	(1,126)	(1,916)
	860	909	2,712	3,028
Other:
Foreign currency translation adjustments	—	3	6	2
Tax effect	—	(1)	(2)	(1)
	—	2	4	1
Derecognition of foreign currency translation adjustments due to sale	—	—	76	—
	—	2	80	1

Other comprehensive income, net of tax	2,376	3,300	17,093	19,145

Comprehensive income	$47,683	$39,651	$122,195	$124,519
See accompanying notes to condensed consolidated financial statements.

JACK IN THE BOX INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Year-to-date
	July 8, 2018	July 9, 2017
Cash flows from operating activities:
Net earnings	$105,102	$105,374
Earnings from discontinued operations	19,099	8,143
Income from continuing operations	86,003	97,231
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	46,306	52,721
Amortization of franchise tenant improvement allowances	497	74
Deferred finance cost amortization	2,268	2,707
Excess tax benefits from share-based compensation arrangements	(2,084)	(4,133)
Deferred income taxes	38,544	5,222
Share-based compensation expense	7,830	8,184
Pension and postretirement expense	1,789	3,242
Gains on cash surrender value of company-owned life insurance	(1,335)	(364)
Gains on the sale of company-operated restaurants	(43,088)	(21,166)
Losses on the disposition of property and equipment, net	958	1,761
Impairment charges and other	2,205	1,515
Changes in assets and liabilities, excluding dispositions:
Accounts and other receivables	945	12,929
Inventories	1,330	1,109
Prepaid expenses and other current assets	(27,448)	(15,019)
Accounts payable	3,135	(1,571)
Accrued liabilities	(34,653)	(24,805)
Pension and postretirement contributions	(4,384)	(4,110)
Franchise tenant improvement allowance distributions	(9,099)	—
Other	(10,351)	(8,812)
Cash flows provided by operating activities	59,368	106,715
Cash flows from investing activities:
Purchases of property and equipment	(25,730)	(24,681)
Purchases of assets intended for sale and leaseback	(5,491)	(3,192)
Proceeds from the sale and leaseback of assets	7,571	2,466
Proceeds from the sale of company-operated restaurants	23,666	62,923
Collections on notes receivable	34,057	1,282
Proceeds from the sale of property and equipment	3,799	2,892
Other	2,921	(1,712)
Cash flows provided by investing activities	40,793	39,978
Cash flows from financing activities:
Borrowings on revolving credit facilities	560,800	638,500
Repayments of borrowings on revolving credit facilities	(412,100)	(400,000)
Principal repayments on debt	(293,671)	(43,064)
Debt issuance costs	(1,367)	—
Dividends paid on common stock	(34,609)	(37,194)
Proceeds from issuance of common stock	2,365	5,166
Repurchases of common stock	(200,000)	(334,361)
Excess tax benefits from share-based compensation arrangements	—	4,133
Change in book overdraft	(573)	—
Payroll tax payments for equity award issuances	(7,250)	(8,934)
Cash flows used in financing activities	(386,405)	(175,754)
Cash flows used in continuing operations	(286,244)	(29,061)
Net cash provided by operating activities of discontinued operations	5,159	42,127
Net cash provided by (used in) investing activities of discontinued operations	273,653	(22,435)
Net cash used in financing activities of discontinued operations	(78)	(99)
Net cash provided by discontinued operations	278,734	19,593
Effect of exchange rate changes on cash	6	(2)
Cash at beginning of period, including discontinued operations cash	7,642	17,030
Cash at end of period, including discontinued operations cash	$138	$7,560
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

	July 8, 2018	July 9, 2017
Company-operated	146	340
Franchise	2,095	1,915
Total system	2,241	2,255
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
On December 19, 2017, we entered into a definitive agreement to sell Qdoba Restaurant Corporation (“Qdoba”), a wholly owned subsidiary of the Company which operates and franchises more than 700 Qdoba Mexican Eats® fast-casual restaurants, to certain funds managed by affiliates of Apollo Global Management, LLC (together with its consolidated subsidiaries, the “Buyer”). The sale was completed on March 21, 2018. For all periods presented in our condensed consolidated statements of earnings, all sales, costs, expenses and income taxes attributable to Qdoba, except as related to the impact of the decrease in the federal statutory tax rate (see Note 8, Income Taxes), have been aggregated under the caption “earnings from discontinued operations, net of income taxes.” Cash flows used in or provided by Qdoba operations have been aggregated in the condensed consolidated statements of cash flows as part of discontinued operations. Prior year results have been recast to conform with the current presentation. Refer to Note 2, Discontinued Operations, for additional information.
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
Fiscal year — Our fiscal year is 52 or 53 weeks ending the Sunday closest to September 30. Fiscal years 2018 and 2017 include 52 weeks. Our first quarter includes 16-weeks and all other quarters include 12-weeks. All comparisons between 2018 and 2017 refer to the 12-weeks (“quarter”) and 40-weeks (“year-to-date”) ended July 8, 2018 and July 9, 2017, respectively, unless otherwise indicated.

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
Advertising costs — We administer a marketing fund which includes contractual contributions. In 2018, the marketing fund contributions from franchise and company-operated restaurants were approximately 5.0% of gross revenues, and the Company made incremental contributions to the marketing fund of $1.5 million in the quarter and $3.3 million year-to-date. To the extent contributions exceed marketing fund expenditures, the excess contributions are recorded as a liability in accrued liabilities on our consolidated balance sheet. To the extent expenditures temporarily exceed contributions, the difference is recorded as a receivable of the fund in accounts and other receivable, net on our consolidated balance sheet. The contributions to the marketing fund are designated for sales driving and marketing-related initiatives and advertising, and we act as an agent for the franchisees with regard to these contributions. Therefore, we do not reflect franchisee contributions to the funds in our consolidated statements of earnings.
Production costs of commercials, programming and other marketing activities are charged to the marketing fund when the advertising is first used for its intended purpose, and the costs of advertising are charged to operations as incurred. Total contributions and other marketing expenses are included in selling, general, and administrative expenses in the accompanying condensed consolidated statements of earnings. Advertising and promotions for the quarter and year-to-date in 2018 were $5.9 million and $22.0 million, respectively, and in 2017, were $8.2 million and $29.3 million, respectively.
Effect of new accounting pronouncements adopted in fiscal 2018 — In March 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2016-09, Compensation - Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting. This standard is intended to simplify various aspects of accounting for share-based compensation arrangements, including the income tax impact, classification on the statement of cash flows and forfeitures. This standard is effective for annual reporting periods beginning after December 15, 2016, and interim periods within that reporting period. As such, we adopted this standard in the first quarter of fiscal 2018. Due to the adoption of the standard, we prospectively reclassified excess tax benefits from share-based compensation arrangements of $1.3 million in the quarter and $2.1 million year-to-date, as a discrete item within income tax expense on the condensed consolidated statements of earnings, rather than recognizing such excess income tax benefits in capital in excess of par value on the condensed consolidated balance sheet. This also impacted the related classification on our condensed consolidated statements of cash flows, as excess tax benefits from share-based compensation arrangements is only reported in cash flows from operating activities on a prospective basis, rather than as previously reported in cash flows from operating activities and cash flows used in financing activities. Upon adoption of the standard, we also began reporting cash paid to a taxing authority on an employee’s behalf when we directly withhold equivalent shares for taxes as cash flows used in financing activities, with the related tax withholding classified as a change in accounts and other receivables in cash flows from operating activities on our condensed consolidated statements of cash flows. We retrospectively applied this new reporting of tax payments for equity award issuances on our condensed consolidated statements of cash flows. The standard also impacted our earnings per share calculation on a prospective basis as the estimate of dilutive common share equivalents under the treasury stock method no longer assumes that the estimated tax benefits realized when an award is settled are used to repurchase shares. Lastly, the Company elected to account for forfeitures as they occur, and a cumulative-effect adjustment was made in the amount of $0.2 million and recorded in retained earnings as of October 2, 2017 on the condensed consolidated balance sheet.
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
Effect of new accounting pronouncements to be adopted in future periods — In May 2014, the FASB issued ASU 2014-09, Revenue Recognition - Revenue from Contracts with Customers (Topic 606), which provides a comprehensive new revenue recognition model that requires an entity to recognize revenue in an amount that reflects the consideration the entity expects to receive for the transfer of promised goods or services to its customers. The standard also requires additional disclosure regarding the nature, amount, timing and uncertainty of revenue and cash flows arising from contracts with customers. Further, in March 2016, the FASB issued ASU 2016-08, Revenue from Contracts with Customers (Topic 606): Principal versus Agent Considerations (Reporting Revenue Gross versus Net), which clarifies the guidance in ASU 2014-09 when evaluating when another party, along with the entity, is involved in providing a good or service to a customer. In April 2016, the FASB issued ASU 2016-10, Revenue from Contracts with Customers (Topic 606): Identifying Performance Obligations and Licensing, which clarifies the guidance in ASU 2014-09 regarding assessing whether promises to transfer goods or services are distinct, and whether an entity's promise to grant a license provides a customer with a right to use, or right to access the entity's intellectual property. In December 2016, the FASB issued ASU 2016-20, Technical Corrections and Improvements to Revenue from Contracts with Customers (Topic 606). This ASU clarifies the guidance in ASU 2014-09, providing technical corrections and improvements to clarify guidance and correct unintended applications of the guidance. All standards are effective for annual periods beginning after December 15, 2017, and interim periods within that reporting period. As such, we will be required to adopt these standards in the first quarter of fiscal 2019. These standards are to be applied retrospectively or using a cumulative effect transition method, and early adoption is not permitted. We currently expect to apply the modified retrospective method upon adoption.
We do not believe the new revenue recognition standard will impact our recognition of restaurant sales, rental revenues or royalty fees from franchisees. We currently expect the pronouncement will change the way initial fees from franchisees for new restaurant openings or new franchise terms are recognized. Our current accounting policy is to recognize initial franchise fees when a new restaurant opens or at the start of a new franchise term. In accordance with the new guidance, the initial franchise services are not distinct from the continuing rights or services offered during the term of the franchise agreement, and will therefore be treated as a single performance obligation. As such, initial fees received will likely be recognized over the franchise term. We are currently in the process of quantifying the financial statement impacts of this change.
We also believe the standards will have an impact on transactions currently not included in our revenues and expenses such as franchisee contributions to and expenditures from our advertising fund that we are required to consolidate under current U.S. GAAP. We do not currently include these contributions and expenditures in our consolidated statements of earnings or cash flows in accordance with current U.S. GAAP. The new standard will impact the principal/agent determinations in these arrangements by superseding industry-specific guidance included in current U.S. GAAP. If we determine that we are the principal in these arrangements, we will include contributions to and expenditures from the advertising fund within our consolidated statements of earnings or cash flows. While any such change has the potential to materially impact our gross amount of reported revenues and expenses, such impact is anticipated to be largely offsetting and we would not expect there to be a significant impact on our reported net earnings. We are currently in the process of quantifying the financial statement impact of these contributions and expenditures.
We are continuing to evaluating the impact that this pronouncement will have on other, less significant revenue streams.
In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842), which requires a lessee to recognize assets and liabilities on the balance sheet for those leases classified as operating leases under previous guidance. This standard is effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. As such, we will be required to adopt this standard in the first quarter of fiscal 2020. This standard requires adoption based upon a modified retrospective transition approach, with early adoption permitted. Based on a preliminary assessment, we expect that most of our operating lease commitments will be subject to the new guidance and recognized as operating lease liabilities and right-of-use assets upon adoption, resulting in a significant increase in the assets and liabilities on our consolidated balance sheets. In January 2018, the FASB issued ASU 2018-01, Leases (Topic 842): Land Easement Practical Expedient for Transition to Topic 842, which affects the guidance in ASU 2016-02. The standard permits the election of an optional transition practical expedient to not evaluate land easements that exist or expired before the adoption of Topic 842 and that were not previously accounted for as leases under Topic 840. In July 2018, the FASB issued ASU 2018-10, Leases (Topic 842): Codification Improvements, affecting narrow aspects of the guidance in ASU 2016-02, but do not change any of the principles. The effective date and transition requirements for both ASU 2018-01 and ASU 2018-10 are the same as ASU 2016-02. We are continuing our evaluation, which may identify additional impacts this standard and its amendments will have on our consolidated financial statements and related disclosures.

JACK IN THE BOX INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

In March 2016, the FASB issued ASU 2016-04, Liabilities - Extinguishment of Liabilities (Subtopic 405-20): Recognition of Breakage for Certain Prepaid Stored-Value Products, which is designed to provide guidance and eliminate diversity in the accounting for the derecognition of financial liabilities related to certain prepaid stored-value products using a revenue-like breakage model. This standard is effective for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years, with early adoption permitted. As such, we will be required to adopt this standard in the first quarter of fiscal 2019. This standard is to be applied retrospectively or using a cumulative effect transition method as of the date of adoption. We are currently evaluating which transition method to use, but believe the impact this standard will have on our consolidated financial statements and related disclosures will be immaterial upon adoption.
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
In March 2017, the FASB issued ASU 2017-07, Compensation - Retirement Benefits (Topic 715): Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost. This standard requires the presentation of the service cost component of net benefit cost to be in the same line item as other compensation costs arising from services rendered by the pertinent employees during the period. All other components of net benefit cost should be presented separately from the service cost component and outside of a subtotal of earnings from operations, or separately disclosed. The standard is effective for annual and interim periods beginning after December 15, 2017 and must be adopted retrospectively. Early adoption is permitted as of the beginning of an annual period, but we plan to adopt this standard in the first quarter of fiscal 2019. Upon adoption of this standard, we will separately present the components of net periodic benefit cost, excluding the service cost component, outside of earnings from operations. In 2018 and 2017, net periodic benefit cost, excluding the service cost component, was approximately $22,000 and $0.5 million during the quarter, respectively, and approximately $71,000 and $1.6 million year-to-date, respectively.
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
In February 2018, the FASB issued ASU 2018-02, Income Statement - Reporting Comprehensive Income (Topic 220): Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income, which amends the previous guidance to allow for certain tax effects “stranded” in accumulated other comprehensive income, which are impacted by the Tax Cuts and Jobs Act (the “Tax Act”), to be reclassified from accumulated other comprehensive income into retained earnings. This amendment pertains only to those items impacted by the new tax law and will not apply to any future tax effects stranded in accumulated other comprehensive income. This standard is effective for fiscal years beginning after

JACK IN THE BOX INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

December 15, 2018, and interim periods within those fiscal years, with early adoption permitted. We will be required to adopt this standard in the first quarter of fiscal 2020. We are currently evaluating this standard.
In July 2018, the FASB issued ASU 2018-09, Codification Improvements, which is related to a project by the FASB to facilitate codification updates for technical corrections, clarifications and other minor improvements. This standard contains amendments that affect a wide variety of topics in the ASC. The effective date of the standard is dependent on the facts and circumstances of each amendment. Some amendments do not require transition guidance and will be effective upon the issuance of this standard. A majority of the amendments in ASU 2018-09 will be effective in annual periods beginning after December 15, 2018. We will be required to adopt this standard in the first quarter of fiscal 2020.This standard is not expected to have a material impact on our consolidated financial statements and related disclosures.

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
Qdoba — On December 19, 2017, we entered into a stock purchase agreement (the “Qdoba Purchase Agreement”) with the Buyer to sell all issued and outstanding shares of Qdoba (the “Shares”). The Buyer completed the acquisition of Qdoba on March 21, 2018 (the “Qdoba Sale”) for an aggregate purchase price of approximately $298.5 million.
We also entered into a Transition Services Agreement with the Buyer pursuant to which the Buyer is receiving certain services (the “Services”) to enable it to operate the Qdoba business after the closing of the Qdoba Sale. The Services include information technology, finance and accounting, human resources, supply chain and other corporate support services. Under the Agreement, the Services are being provided at cost for a period of up to 12 months, with two 3-month extensions available for certain services. We recorded $3.6 million and $4.7 million in the quarter and year-to-date, respectively, related to the Services in 2018 as a reduction of selling, general and administrative expenses in the condensed consolidated statements of earnings.
Further, we entered into an Employee Agreement with the Buyer pursuant to which we will continue to employ all Qdoba employees who work for the Buyer (the “Qdoba Employees”) from the date of closing of the Qdoba Sale through the earlier of: (a) following 30 days written notice from the Buyer of termination of the Employee Agreement, or (b) nine months following the closing of the Qdoba Sale. Upon termination of the Employee Agreement, the Qdoba Employees will become employees of the Buyer. During the term of the Employee Agreement, we will pay all wages and benefits of the Qdoba Employees and will receive reimbursement of these costs from the Buyer. Through the end of the third quarter, we have paid $49.9 million of Qdoba wages and benefits pursuant to the Employee Agreement.
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

JACK IN THE BOX INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

The following table summarizes the Qdoba results for each period prior to sale (in thousands, except per share data):

	Quarter		Year-to-date
	July 8, 2018	July 9, 2017	July 8, 2018	July 9, 2017
Company restaurant sales	$—	$107,067	$192,620	$334,559
Franchise revenues	—	4,678	9,337	15,442
Company restaurant costs (excluding depreciation and amortization)	—	(84,747)	(166,122)	(271,176)
Franchise costs (excluding depreciation and amortization)	—	(879)	(2,338)	(2,962)
Selling, general and administrative expenses	(202)	(8,232)	(18,314)	(28,617)
Depreciation and amortization	—	(5,023)	(5,012)	(16,775)
Impairment and other charges, net	(123)	(1,815)	(2,386)	(9,530)
Interest expense, net	—	(2,229)	(4,787)	(6,788)
Operating (losses) earnings from discontinued operations before income taxes	(325)	8,820	2,998	14,153
Gain on Qdoba Sale	(3,648)	—	32,081	—
(Losses) earnings from discontinued operations before income taxes	(3,973)	8,820	35,079	14,153
Income taxes	1,097	(3,398)	(15,927)	(5,455)
(Losses) earnings from discontinued operations, net of income taxes	$(2,876)	$5,422	$19,152	$8,698

Net (losses) earnings per share from discontinued operations:
Basic	$(0.10)	$0.18	$0.66	$0.28
Diluted	$(0.10)	$0.18	$0.65	$0.28
Selling, general and administrative expenses presented in the table above include corporate costs directly in support of Qdoba operations. All other corporate costs were classified in results of continuing operations. Our credit facility required us to make a mandatory prepayment (“Qdoba Prepayment”) on our term loan upon the closing of the Qdoba Sale, which was $260.0 million. In accordance with FASB authoritative guidance on financial statement presentation, interest expense associated with our credit facility was allocated to discontinued operations based on our estimate of the mandatory prepayment that was made upon closing of the Qdoba Sale. See Note 3, Indebtedness, in the notes to condensed consolidated financial statements for additional information regarding the mandatory prepayment.

JACK IN THE BOX INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

The following is a reconciliation of the gain recorded for the Qdoba sale (in thousands):

Net proceeds received from the Qdoba Sale (1)	$298,474

Qdoba assets:
Cash	3,113
Accounts receivable, net	9,461
Inventories	3,112
Prepaid expenses and other current assets	5,007
Property and equipment, net	163,404
Intangible assets, net	12,518
Goodwill	117,636
Other assets, net	2,604
Total Qdoba assets	316,855

Qdoba liabilities:
Accounts payable	7,847
Accrued liabilities	20,265
Current maturities of long-term debt	180
Straight-line rent accrual	14,595
Deferred income tax liability	8,676
Other long-term liabilities	11,144
Total Qdoba liabilities	62,707

Other transaction costs incurred as part of the Qdoba Sale (2)	12,245

Gain on Qdoba Sale before income taxes	$32,081
____________________________

(1)
The proceeds received from the Qdoba Sale are net of the finalized working capital adjustment outlined in the Qdoba Purchase Agreement totaling $6.9 million, and the derecognition of foreign currency translation adjustments recorded in accumulated other comprehensive income of $0.1 million.

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

Lease guarantees — While all operating leases held in the name of Qdoba were part of the Qdoba Sale, some of the leases remain guaranteed by the Company pursuant to one or more written guarantees (the “Guarantees”). In the event Qdoba fails to meet its payment and performance obligations under such guaranteed leases, we may be required to make rent and other payments to the landlord under the requirements of the Guarantees. Should we, as guarantor of the lease obligations, be required to make any lease payments due for the remaining term of the subject lease(s) subsequent to March 21, 2018, the maximum amount we may be required to pay is the sum of the annual rent payments due for the remainder of the subject lease terms. The annual rent on these leases in the first year subsequent to the Qdoba Sale is approximately $6.2 million, and will increase an average of 1.8% annually based on the provisions of the subject leases. The lease terms extend for a maximum of approximately 18 more years as of July 8, 2018, and we would remain a guarantor of the leases in the event the leases are extended for any established renewal periods. In the event that we are obligated to make payments under the Guarantees, we believe the exposure is limited due to contractual protections and recourse available in the lease agreements, as well as the Qdoba Purchase Agreement, including a

JACK IN THE BOX INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

requirement of the landlord to mitigate damages by re-letting the properties in default, and indemnity from the Buyer. Qdoba continues to meet its obligations under these leases and there have not been any events that would indicate that Qdoba will not continue to meet the obligations of the leases. As such, we have not recorded a liability for the Guarantees as of July 8, 2018 as the likelihood of Qdoba defaulting on the assigned agreements was deemed to be less than probable.

3.	INDEBTEDNESS

Amended credit facility — On March 21, 2018, we amended our credit facility. The amendment extends the maturity date of both our term loan and revolving credit facility from March 19, 2019 to March 19, 2020.  The interest rate range on our credit facility did not change as a result of the amendment and continues to be based on our leverage ratio. This interest rate can range from the London Interbank Offered Rate (“LIBOR”) plus 1.25% to 2.25% with a 0% floor on LIBOR. As a result of the amendment, the interest rate was reset to LIBOR plus 2.00% for the period from the effective date of the amendment to the first calculation date thereafter. As of July 8, 2018, we had $347.0 million outstanding under the term loan, and $645.7 million outstanding under the $900.0 million revolving credit facility. In addition, letters of credit of $31.4 million were outstanding.

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

JACK IN THE BOX INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

4.    SUMMARY OF REFRANCHISINGS AND FRANCHISEE DEVELOPMENT
Refranchisings and franchisee development — The following table summarizes the number of restaurants sold to franchisees, the number of restaurants developed by franchisees, and the related fees and gains recognized in each period (dollars in thousands):

	Quarter		Year-to-date
	July 8, 2018	July 9, 2017	July 8, 2018	July 9, 2017
Restaurants sold to franchisees	42	58	127	118
New restaurants opened by franchisees	—	2	8	15

Initial franchise fees	$1,698	$2,292	$5,428	$5,120

Proceeds from the sale of company-operated restaurants:
Cash (1)	$6,822	$31,534	$23,666	$62,923
Notes receivable (2)	33,042	—	64,548	—
	39,864	31,534	88,214	62,923

Net assets sold (primarily property and equipment)	(6,745)	(9,532)	(19,891)	(19,838)
Lease commitment charges (3)	—	(3,203)	(863)	(10,854)
Goodwill related to the sale of company-operated restaurants	(566)	(4,453)	(4,526)	(4,795)
Other (4)	(3,877)	(1,096)	(19,846)	(6,270)
Gains on the sale of company-operated restaurants	$28,676	$13,250	$43,088	$21,166
____________________________

(1)
Year-to-date, amounts in 2018 and 2017 include additional proceeds of $1.3 million and $0.1 million, respectively, related to restaurants sold in prior years. During the quarter in 2018, an immaterial amount of additional proceeds was recognized, and none were recognized during the 2017 quarter.

(2)	During the quarter and year-to-date we collected payments of $24.3 million and $33.4 million, respectively, related to notes due from franchisees in connection with refranchising transactions.

(3)	Charges are for operating restaurant leases with lease commitments in excess of our sublease rental income from franchisees.

(4)
Amounts in year-to-date 2018 include an $8.8 million reduction of gains related to the modification of certain 2017 refranchising transactions. The quarter and year-to-date amounts in 2018 also include $2.9 million and $8.1 million, respectively, of costs related to franchise remodel incentives. Amounts in 2017 primarily represent impairment of $3.2 million and equipment write-offs of $1.4 million related to restaurants closed in connection with the sale of the related markets. In the 2017 quarter, amounts primarily represented maintenance and repair charges related to the sales.

As of the end of the third 2018 quarter, we had signed non-binding letters of intent with franchisees to sell an additional eight company-operated restaurants. Pre-tax gross proceeds related to these sales are estimated at $6.0 million to $8.0 million. Equipment of $1.0 million related to these sales has been classified as assets held for sale on our July 8, 2018 condensed consolidated balance sheet. Our current refranchising program will be complete after the sale of these eight restaurants.

JACK IN THE BOX INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

5.	FAIR VALUE MEASUREMENTS
Financial assets and liabilities — The following table presents our financial assets and liabilities measured at fair value on a recurring basis (in thousands):

	Total	Quoted Prices in Active Markets for Identical Assets (3) (Level 1)	Significant Other Observable Inputs (3) (Level 2)	Significant Unobservable Inputs (3) (Level 3)
Fair value measurements as of July 8, 2018:
Non-qualified deferred compensation plan (1)	$(37,433)	$(37,433)	$—	$—
Interest rate swaps (Note 6) (2)	(3,758)	—	(3,758)	—
Total liabilities at fair value	$(41,191)	$(37,433)	$(3,758)	$—
Fair value measurements as of October 1, 2017:
Non-qualified deferred compensation plan (1)	$(37,219)	$(37,219)	$—	$—
Interest rate swaps (Note 6) (2)	(22,927)	—	(22,927)	—
Total liabilities at fair value	$(60,146)	$(37,219)	$(22,927)	$—

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

The fair values of our debt instruments are based on the amount of future cash flows associated with each instrument discounted using our borrowing rate. At July 8, 2018, the carrying value of all financial instruments was not materially different from fair value, as the borrowings are prepayable without penalty. The estimated fair values of our capital lease obligations approximated their carrying values as of July 8, 2018.
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
In connection with our impairment reviews performed during 2018, we recorded $0.7 million of impairment charges resulting from the closure of four franchise and one company restaurant, $0.4 million of charges resulting from changes in the market value of closed restaurant properties held for sale and $0.2 million in charges related to our landlord’s sale of a restaurant property to a franchisee in the first quarter of 2018. Refer to Note 7, Impairment and Other Charges, Net, for additional information regarding impairment charges.

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
Financial position — The following derivative instruments were outstanding as of the end of each period (in thousands):

	Balance Sheet Location	Fair Value
		July 8, 2018	October 1, 2017
Derivatives designated as cash flow hedging instruments:
Interest rate swaps	Accrued liabilities	$(561)	$(4,777)
Interest rate swaps	Other long-term liabilities	(3,197)	(18,150)
Total derivatives (Note 5)		$(3,758)	$(22,927)
Financial performance — The following table summarizes the OCI activity related to our interest rate swap derivative instruments (in thousands):

	Location in Income	Quarter		Year-to-date
		July 8, 2018	July 9, 2017	July 8, 2018	July 9, 2017
Gain recognized in OCI	N/A	$1,494	$2,887	$16,080	$21,992
Loss reclassified from accumulated OCI into net earnings	Interest expense, net	$539	$1,009	$3,089	$4,294
Amounts reclassified from accumulated OCI into interest expense represent payments made to the counterparties for the effective portions of the interest rate swaps. During the periods presented, our interest rate swaps had no hedge ineffectiveness.

7.	IMPAIRMENT AND OTHER CHARGES, NET
Impairment and other charges, net in the accompanying condensed consolidated statements of earnings is comprised of the following (in thousands):

	Quarter		Year-to-date
	July 8, 2018	July 9, 2017	July 8, 2018	July 9, 2017
Restructuring costs	$1,872	$1,822	$4,805	$2,252
Accelerated depreciation	538	313	912	691
Losses on disposition of property and equipment, net	477	804	958	1,761
Costs of closed restaurants and other	378	1,934	3,483	4,190
Operating restaurant impairment charges (1)	—	—	291	—
	$3,265	$4,873	$10,449	$8,894
____________________________

(1)	Year-to-date impairment charges are primarily resulting from our landlord’s sale of a restaurant property to a franchisee.

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

The following is a summary of our restructuring costs (in thousands):

	Quarter		Year-to-date
	July 8, 2018	July 9, 2017	July 8, 2018	July 9, 2017
Employee severance and related costs	$1,476	$168	$2,828	$424
Qdoba Evaluation retention compensation	376	—	1,188	—
Qdoba Evaluation consulting costs (1)	20	1,654	788	1,654
Other	—	—	1	174
	$1,872	$1,822	$4,805	$2,252
____________________________

(1)	Qdoba Evaluation consulting costs are primarily related to third party advisory services.
At this time, we are unable to estimate additional charges to be incurred.
Total accrued severance costs related to our restructuring activities are included in accrued liabilities and changed as follows during 2018 (in thousands):

Balance as of October 1, 2017	$648
Additions/adjustments	2,828
Cash payments	(2,452)
Balance as of July 8, 2018	$1,024
Accelerated depreciation — When a long-lived asset will be replaced or otherwise disposed of prior to the end of its estimated useful life, the useful life of the asset is adjusted based on the estimated disposal date and accelerated depreciation is recognized. In 2018, accelerated depreciation was primarily related to the replacement of computer hardware and exterior enhancements at our company-operated restaurants. In 2017, accelerated depreciation primarily related to restaurant remodels and the anticipated closure of two restaurants.
Costs of closed restaurants and other — Costs of closed restaurants in 2018 and 2017 include future lease commitment charges and expected ancillary costs, net of anticipated sublease rentals. Costs in 2018 also include $0.7 million of impairment charges resulting from the closure of four franchise and one company restaurant, and $0.4 million of charges resulting from changes in the market value of closed properties held for sale. Costs in 2017 also include $0.5 million in property and equipment impairment charges and $0.5 million in future lease commitment charges related to the closure of three underperforming restaurants.
Accrued restaurant closing costs, included in accrued liabilities and other long-term liabilities on our condensed consolidated balance sheets, changed as follows during 2018 (in thousands):

Balance as of October 1, 2017	$6,175
Additions	135
Adjustments (1)	648
Interest expense	1,365
Cash payments	(4,382)
Balance as of July 8, 2018 (2) (3)	$3,941
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

Our tax rates for the quarter and year-to-date periods ended July 8, 2018 were impacted by the Tax Cuts and Jobs Act (the “Tax Act”), which was enacted into law on December 22, 2017. As a fiscal year taxpayer, certain provisions of the Tax Act impacted us in fiscal year 2018, including a reduction in the U.S. federal statutory corporate income tax rate (the “Tax Rate”), while other provisions will be effective starting at the beginning of fiscal year 2019. The Tax Rate reduction was effective as of January 1, 2018, and will be phased in, resulting in a statutory federal tax rate of 24.5% for our fiscal year ending September 30, 2018, and 21.0% for subsequent fiscal years.

As of July 8, 2018, we provisionally accounted for the results of the Tax Act. The provision for income taxes is based on a reasonable estimate of the effects on our existing deferred tax balances. Tax expense of $0.9 million in the quarter and $32.1 million year-to-date, with no tax benefit in the quarter and $2.3 million year-to-date related to Qdoba, was recognized and is included as a component of income taxes from continuing operations. This tax expense consists primarily of a $30.8 million re-measurement of our deferred tax assets and liabilities due to the enactment of the Tax Act. The impact of the Tax Act is based upon estimates and interpretations which may be refined as further authoritative guidance is issued and is expected to be completed by the first quarter of fiscal year 2019.

The 2018 income tax provisions reflect tax rates of 26.5% in the quarter and 46.9% year-to-date, compared with 32.1% and 36.5%, respectively, in 2017. The major components of the year-over-year change in tax rates were the non-cash impact of the enactment of the Tax Act, including the revaluation of all deferred tax assets and liabilities at the reduced federal statutory tax rate, partially offset by the decrease in the federal statutory tax rate and the excess tax benefit on 2018 stock compensation. The final annual tax rate cannot be determined until the end of the fiscal year; therefore, the actual annual 2018 rate could differ from our current estimates.

The following is a summary of the components of each tax rate (in thousands):

	Quarter				Year-to-date
	July 8, 2018		July 9, 2017		July 8, 2018		July 9, 2017
Income tax expense at statutory rate	$18,715	28.6%	$17,032	37.0%	$46,752	28.9%	$57,993	37.9%
Non-cash impact of the Tax Act	878	1.3%	—	—%	32,082	19.8%	—	—%
Stock compensation excess tax benefit	(1,268)	(1.9)%	—	—%	(2,084)	(1.3)%	—	—%
Valuation allowance release on wage tax credits	(1,312)	(2.0)%	(1,743)	(3.8)%	(1,312)	(0.8)%	(1,743)	(1.1)%
Other	321	0.5%	(525)	(1.1)%	460	0.3%	(322)	(0.2)%
(1)	$17,334	26.5%	$14,764	32.1%	$75,898	46.9%	$55,928	36.5%
____________________________

(1)	Percentages may not add due to rounding.

JACK IN THE BOX INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

9.	RETIREMENT PLANS
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
Net periodic benefit cost — The components of net periodic benefit cost in each period were as follows (in thousands):

	Quarter		Year-to-date
	July 8, 2018	July 9, 2017	July 8, 2018	July 9, 2017
Defined benefit pension plans:
Interest cost	$5,159	$5,247	$17,198	$17,491
Service cost	515	505	1,718	1,682
Expected return on plan assets (1)	(6,509)	(6,494)	(21,699)	(21,647)
Actuarial loss (2)	1,124	1,411	3,745	4,703
Amortization of unrecognized prior service costs (2)	34	35	113	117
Net periodic benefit cost	$323	$704	$1,075	$2,346
Postretirement healthcare plans:
Interest cost	$220	$232	$734	$772
Actuarial (gain) loss (2)	(6)	37	(20)	124
Net periodic benefit cost	$214	$269	$714	$896
___________________________

(1)	Determined as of the beginning of the year based on a return on asset assumption of 6.2%.

(2)	Amounts were reclassified from accumulated OCI into net earnings as a component of selling, general and administrative expenses.

Future cash flows — Our policy is to fund our plans at or above the minimum required by law. As of January 1, 2017, the date of our last actuarial funding valuation, there was no minimum contribution funding requirement. Details regarding 2018 contributions are as follows (in thousands):

	SERP	Postretirement Healthcare Plans
Net year-to-date contributions	$3,299	$1,085
Remaining estimated net contributions during fiscal 2018	$1,100	$200
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
We offer share-based compensation plans to attract, retain and motivate key officers, employees and non-employee directors to work towards the financial success of the Company. During 2018, we granted the following shares related to our share-based compensation awards:

Nonvested stock units	60,965
Stock options	113,447
Performance share awards	22,735
The components of share-based compensation expense recognized in each period are as follows (in thousands):

	Quarter		Year-to-date
	July 8, 2018	July 9, 2017	July 8, 2018	July 9, 2017
Nonvested stock units	$986	$1,065	$4,846	$4,718
Stock options	345	348	1,524	1,461
Performance share awards	344	481	1,082	1,668
Nonvested stock awards	7	20	28	67
Deferred compensation for non-management directors	—	—	350	270
Total share-based compensation expense	$1,682	$1,914	$7,830	$8,184

11.	STOCKHOLDERS’ EQUITY
Repurchases of common stock — In May 2018, the Board of Directors approved a stock buyback program which provided a repurchase authorization for up to $200.0 million in shares of our common stock, expiring November 2019. During year-to-date 2018, we repurchased approximately 2.3 million common shares at an aggregate cost of $200.0 million. As of July 8, 2018, there was approximately $181.0 million remaining under the Board-authorized stock buyback program.
Dividends — During year-to-date 2018, the Board of Directors declared three cash dividends of $0.40 per common share which were paid on June 11, 2018, March 16, 2018 and December 15, 2017 to shareholders of record as of the close of business on May 29, 2018, March 5, 2018 and December 4, 2017, respectively and totaled $35.0 million. Future dividends are subject to approval by our Board of Directors.

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

The following table reconciles basic weighted-average shares outstanding to diluted weighted-average shares outstanding (in thousands):

	Quarter		Year-to-date
	July 8, 2018	July 9, 2017	July 8, 2018	July 9, 2017
Weighted-average shares outstanding – basic	28,042	29,474	28,989	30,976
Effect of potentially dilutive securities:
Nonvested stock awards and units	215	175	241	180
Stock options	32	53	47	62
Performance share awards	7	16	7	16
Weighted-average shares outstanding – diluted	28,296	29,718	29,284	31,234
Excluded from diluted weighted-average shares outstanding:
Antidilutive	192	90	139	72
Performance conditions not satisfied at the end of the period	67	79	67	79

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
Gessele v. Jack in the Box Inc. — In August 2010, five former employees instituted litigation in federal court in Oregon alleging claims under the federal Fair Labor Standards Act and Oregon wage and hour laws. The plaintiffs alleged that the Company failed to pay non-exempt employees for certain meal breaks and improperly made payroll deductions for shoe purchases and for workers’ compensation expenses, and later added additional claims relating to timing of final pay and related wage and hour claims involving employees of a franchisee. In 2016, the court dismissed the federal claims and those relating to franchise employees. In June 2017, the court granted class certification with respect to state law claims of improper deductions and late payment of final wages. In fiscal 2012, we accrued for a single claim for which we believe a loss is both probable and estimable; this accrued loss contingency did not have a material effect on our results of operations. We continue to believe that no additional losses are probable beyond this accrual and we cannot estimate a possible loss contingency or range of reasonably possible loss contingencies beyond the accrual. We plan to vigorously defend against this lawsuit. Nonetheless, an unfavorable resolution of this matter in excess of our current accrued loss contingencies could have a material adverse effect on our business, results of operations, liquidity or financial condition.
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
Lease guarantees — While all operating leases held in the name of Qdoba were part of the Qdoba Sale, some of the leases remain guaranteed by the Company pursuant to one or more written guarantees. In the event Qdoba fails to meet its payment and performance obligations under such guaranteed leases, we may be required to make rent and other payments to the landlord under the requirements of the Guarantees. Qdoba continues to meet its obligations under these leases and there have not been any events that would indicate that Qdoba will not continue to meet the obligations of the leases. As such, we have not recorded a liability for the Guarantees as of July 8, 2018 as the likelihood of Qdoba defaulting on the assigned agreements was deemed to be less than probable. Refer to Note 2, Discontinued Operations, for additional information regarding the Guarantees.

JACK IN THE BOX INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

14.	SUPPLEMENTAL CONSOLIDATED CASH FLOW INFORMATION (in thousands)

	Year-to-date
	July 8, 2018	July 9, 2017
Cash paid during the year for:
Income tax payments	$49,744	$68,520
Interest, net of amounts capitalized	$34,785	$27,881
Decrease in obligations for purchases of property and equipment	$2,456	$1,649
Decrease in obligations for treasury stock repurchases	$—	$7,208
Non-cash transactions:
Increase in notes receivable from the sale of company-operated restaurants	$31,160	$—
Increase in accrued franchise tenant improvement allowances	$7,169	$1,088
Increase in dividends accrued or converted to common stock equivalents	$218	$230
Decrease in equipment capital lease obligations from the sale of company-operated restaurants, closure of stores and termination of equipment leases	$3,421	$3,825
Decrease in capital lease obligations from the termination of building leases	$233	$204
Equipment capital lease obligations incurred	$78	$924
Consideration for franchise acquisition	$—	$14,283

JACK IN THE BOX INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

15.	SUPPLEMENTAL CONSOLIDATED BALANCE SHEET INFORMATION (in thousands)

	July 8, 2018	October 1, 2017
Accounts and other receivables, net:
Trade	$44,099	$55,108
Notes receivable	25,924	988
Due from marketing fund	16,164	—
Other	6,056	5,672
Allowance for doubtful accounts	(1,566)	(2,159)
	$90,677	$59,609
Prepaid expenses:
Prepaid rent	$11,863	$—
Prepaid income taxes	19,211	16,928
Other	5,390	10,604
	$36,464	$27,532
Other assets, net:
Company-owned life insurance policies	$108,963	$110,057
Deferred tax assets	57,669	105,117
Deferred rent receivable	47,845	46,962
Other	35,790	15,434
	$250,267	$277,570
Accrued liabilities:
Insurance	$35,580	$39,011
Payroll and related taxes	25,381	23,361
Deferred rent income	16,043	18,961
Sales and property taxes	2,940	7,275
Gift card liability	2,177	2,237
Deferred franchise fees	400	450
Advertising	—	18,493
Other	18,932	25,266
	$101,453	$135,054
Other long-term liabilities:
Defined benefit pension plans	$100,929	$107,011
Straight-line rent accrual	31,903	33,749
Other	103,478	108,065
	$236,310	$248,825

16.	SUBSEQUENT EVENTS

On August 3, 2018, the Board of Directors declared a cash dividend of $0.40 per common share, to be paid on September 5, 2018 to shareholders of record as of the close of business on August 20, 2018.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
GENERAL
All comparisons between 2018 and 2017 refer to the 12-weeks (“quarter”) and 40-weeks (“year-to-date”) ended July 8, 2018 and July 9, 2017, respectively, unless otherwise indicated.
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

We have included in our MD&A certain performance metrics that management uses to assess company performance and which we believe will be useful in analyzing and understanding our results of operations. These metrics include:

•
Changes in sales at restaurants open more than one year (“same-store sales”), system restaurant sales, franchised restaurant sales, and average unit volumes (“AUVs”). Same-store sales, restaurant sales, and AUVs are presented for franchised restaurants and on a system-wide basis, which includes company and franchise restaurants. Franchise sales represent sales at franchise restaurants and are revenues of our franchisees. We do not record franchise sales as revenues; however, our royalty revenues and percentage rent revenues are calculated based on a percentage of franchise sales. We believe franchise and system same-store sales, franchised and system restaurant sales, and AUV information are useful to investors as they have a direct effect on the Company’s profitability.

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

OVERVIEW
As of July 8, 2018, we operated and franchised 2,241 Jack in the Box quick-service restaurants, primarily in the western and southern United States, including one in Guam.
We derive revenue from retail sales at Jack in the Box company-operated restaurants and rental revenue, royalties (based upon a percent of sales) and franchise fees from franchise restaurants. In addition, we recognize gains or losses from the sale of company-operated restaurants to franchisees, which are included as a line item within operating costs and expenses, net in the accompanying condensed consolidated statements of earnings.
The following summarizes the most significant events occurring year-to-date in fiscal 2018, and certain trends compared to a year ago:

•
Same-store and System Sales — System same-store sales were flat, and system sales decreased $1.3 million, or 0.1%, year-to-date in 2018 compared with a year ago. A decrease in traffic at both company-operated and franchise-operated restaurants were offset by menu price increases.

•
Company Restaurant Operations — Jack in the Box company restaurant costs as a percentage of company restaurant sales decreased in 2018 to 73.5% from 75.5% a year ago primarily due to the benefit of refranchising units that had lower AUVs than the average for all company restaurants.

•
Franchise Operations — Jack in the Box franchise costs as a percentage of franchise revenues increased in 2018 to 39.8%, from 39.0% in the prior year, primarily due to incremental costs incurred in 2018 related to the implementation of a mystery guest program.

•
Jack in the Box Franchising Program — Franchisees opened a total of eight restaurants. As part of our refranchising strategy, we sold 127 company-operated restaurants to franchisees in several different markets during 2018 resulting in proceeds of approximately $88.2 million. In fiscal year 2018, we expect approximately 15-20 Jack in the Box restaurants to open system-wide, the majority of which will be franchise locations. Our Jack in the Box system was 93% franchised as of July 8, 2018. We have eight restaurants remaining to sell under our current refranchising program.

•
Restructuring Costs (including costs related to the Qdoba Evaluation) — In 2016, we announced a plan to reduce our general and administrative costs, and in the third quarter of 2017, we began an evaluation of potential alternatives with respect to the Qdoba brand (the “Qdoba Evaluation”), which ultimately resulted in the sale of Qdoba (the “Qdoba Sale”). In connection with these activities, we have recorded $4.8 million of restructuring charges in 2018, which includes $2.8 million primarily related to severance costs, and $2.0 million related to the Qdoba Evaluation. These costs are included in impairment and other costs, net in the accompanying condensed consolidated statements of earnings.

•
Return of Cash to Shareholders — We returned cash to shareholders in the form of share repurchases and cash dividends. We repurchased approximately 2.3 million shares of our common stock in 2018 at an average price of $86.23 per share, totaling $200.0 million, including the costs of brokerage fees. We also declared three cash dividends of $0.40 per share totaling $35.0 million.

•	Adjusted EBITDA — Adjusted EBITDA decreased in 2018 to $210.1 million from $222.5 million in 2017 due primarily to the execution of our refranchising strategy.

•
Tax Reform — The Tax Cuts and Jobs Act (the “Tax Act”) was enacted into law on December 22, 2017, resulting in an estimated annual statutory federal tax rate of 24.5% for fiscal 2018, and 21.0% for subsequent fiscal years. Due to the Tax Act, a tax expense of $32.1 million was recognized and is included as a component of income taxes from continuing operations in 2018.

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

•
Credit Facility — Pursuant to the Qdoba Sale and amendment of our credit facility, we made a payment of $260.0 million on our term loan. We also extended the maturity date of our credit facility one year to March 19, 2020, and raised the maximum leverage ratio from 4.0 times to 4.5 times EBITDA.

FINANCIAL REPORTING
During fiscal 2012, we entered into an agreement to outsource our Jack in the Box distribution business. In fiscal 2018, the Board of Directors approved, and we entered into, a Stock Purchase Agreement to sell all issued and outstanding shares of Qdoba as the result of the Qdoba Evaluation. All results related to our distribution business and Qdoba operations are reported as discontinued operations for all periods presented. Refer to Note 2, Discontinued Operations, in the notes to the condensed consolidated financial statements for additional information. Unless otherwise noted, amounts and disclosures throughout our MD&A relate to our continuing operations.
In the first quarter of fiscal 2018, we prospectively adopted an Accounting Standards Update (“ASU”) which is intended to simplify various aspects of accounting for share-based compensation arrangements, including the income tax impact, classification on the statement of cash flows and forfeitures. Upon adoption, we recorded the excess tax benefits from share-based compensation arrangements of $1.3 million in the quarter and $2.1 million year-to-date as a discrete item within income tax expense on the condensed consolidated statements of earnings, rather than recognizing such excess income tax benefits in capital in excess of par value on the condensed consolidated balance sheet. This reclassification also impacted the related classification on our condensed consolidated statements of cash flows as excess tax benefits from share-based compensation arrangements is only reported in cash flows from operating activities rather than as previously reported in cash flows from operating activities and cash flows used in investing activities. Upon adoption of the standard, we also began reporting cash paid to a taxing authority on an employee’s behalf when we directly withhold equivalent shares for taxes as cash flows used in financing activities. The standard also impacts the Company’s earnings per share calculation as the estimate of dilutive common share equivalents under the treasury stock method no longer assumes that the estimated tax benefits realized when an award is settled are used to repurchase shares. Lastly, the Company elected to account for forfeitures as they occur. A cumulative-effect adjustment was made in the amount of $0.2 million and recorded in 2018 retained earnings on the condensed consolidated balance sheet. Refer to Note 1, Basis of Presentation, in the notes to condensed consolidated financial statements for more information.

RESULTS OF OPERATIONS
The following table presents certain income and expense items included in our condensed consolidated statements of earnings as a percentage of total revenues, unless otherwise indicated. Percentages may not add due to rounding.
CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS DATA

	Quarter		Year-to-date
	July 8, 2018	July 9, 2017	July 8, 2018	July 9, 2017
Revenues:
Company restaurant sales	46.6%	64.1%	53.6%	66.6%
Franchise rental revenues	32.8%	21.5%	28.4%	20.3%
Franchise royalties and other	20.6%	14.4%	18.0%	13.1%
Total revenues	100.0%	100.0%	100.0%	100.0%
Operating costs and expenses, net:
Company restaurant costs (excluding depreciation and amortization):
Food and packaging (1)	28.5%	29.3%	28.7%	28.8%
Payroll and employee benefits (1)	28.4%	29.5%	28.8%	29.7%
Occupancy and other (1)	15.7%	18.0%	16.1%	17.0%
Total company restaurant costs (excluding depreciation and amortization) (1)	72.5%	76.8%	73.5%	75.5%
Franchise occupancy expenses (excluding depreciation and amortization) (2)	60.7%	61.6%	61.0%	60.5%
Franchise support and other costs (3)	7.3%	5.5%	6.3%	5.5%
Selling, general and administrative expenses	10.7%	11.4%	11.8%	11.0%
Depreciation and amortization	7.0%	6.2%	6.7%	6.1%
Impairment and other charges, net	1.7%	2.0%	1.5%	1.0%
Gains on the sale of company-operated restaurants	(15.3)%	(5.4)%	(6.2)%	(2.4)%
Earnings from operations	40.6%	22.5%	28.3%	21.0%
Income tax rate (4)	26.5%	32.1%	46.9%	36.5%
____________________________

(1)	As a percentage of company restaurant sales.

(2)	As a percentage of franchise rental revenues.

(3)	As a percentage of franchise royalties and other.

(4)	As a percentage of earnings from continuing operations and before income taxes.

CHANGES IN SAME-STORE SALES

	Quarter			Year-to-date
	Fiscal Basis		Calendar Basis (1)	Fiscal Basis		Calendar Basis (1)
	July 8, 2018	July 9, 2017	July 9, 2017	July 8, 2018	July 9, 2017	July 9, 2017
Company	0.6%	(1.8)%	(1.6)%	0.5%	(1.0)%	(0.9)%
Franchise	0.5%	—%	0.1%	—%	1.4%	1.5%
System	0.5%	(0.4)%	(0.2)%	—%	0.9%	0.9%
____________________________

(1)
Due to the transition from a 53-week year in fiscal 2016 to a 52-week year in fiscal 2017, year-over-year fiscal period comparisons are off by one week. The change in same-store sales presented in the Calendar Basis column uses comparable calendar periods to balance the one-week shift from fiscal 2016 and to provide a clearer year-over-year comparison.

The following table summarizes the changes in Jack in the Box company-operated same-store sales:

	Quarter			Year-to-date
	Fiscal Basis		Calendar Basis	Fiscal Basis		Calendar Basis
	July 8, 2018	July 9, 2017	July 9, 2017	July 8, 2018	July 9, 2017	July 9, 2017
Average check (1)	2.6%	3.2%	2.8%	2.6%	4.5%	4.3%
Transactions	(2.0)%	(5.0)%	(4.4)%	(2.1)%	(5.5)%	(5.2)%
Change in same-store sales	0.6%	(1.8)%	(1.6)%	0.5%	(1.0)%	(0.9)%
____________________________

(1)
Amounts on a fiscal basis in 2018 include price increases of approximately 2.6% in the quarter and 2.2% year-to-date. Amounts in 2017 on a calendar and fiscal basis include price increases of approximately 1.7% in the quarter and 2.5% year-to-date.

The following table summarizes the year-to-date changes in the number and mix of Jack in the Box company and franchise restaurants:

	2018			2017
	Company	Franchise	Total	Company	Franchise	Total
Beginning of year	276	1,975	2,251	417	1,838	2,255
New	1	8	9	2	15	17
Refranchised	(127)	127	—	(118)	118	—
Acquired from franchisees	—	—	—	50	(50)	—
Closed	(4)	(15)	(19)	(11)	(6)	(17)
End of period	146	2,095	2,241	340	1,915	2,255
% of system	7%	93%	100%	15%	85%	100%
The following table summarizes the restaurant sales for company-owned, franchised, and total system sales (in thousands):

	Quarter		Year-to-date
	July 8, 2018	July 9, 2017	July 8, 2018	July 9, 2017
Company-owned restaurant sales	$87,574	$157,772	$371,149	$576,618
Franchised restaurant sales	716,453	641,830	2,301,031	2,096,906
System sales	$804,027	$799,602	$2,672,180	$2,673,524

Below is a reconciliation of Non-GAAP Adjusted EBITDA to the most directly comparable GAAP measure, net earnings (in thousands):
ADJUSTED EBITDA

	Quarter		Year-to-date
	July 8, 2018	July 9, 2017	July 8, 2018	July 9, 2017
Net earnings - GAAP	$45,307	$36,351	$105,102	$105,374
Losses (earnings) from discontinued operations, net of taxes	2,826	(5,059)	(19,099)	(8,143)
Income taxes	17,334	14,764	75,898	55,928
Interest expense, net	10,873	9,382	34,066	28,828
Earnings from operations	76,340	55,438	195,967	181,987
Gains on the sale of company-operated restaurants	(28,676)	(13,250)	(43,088)	(21,166)
Impairment and other charges, net	3,265	4,873	10,449	8,894
Depreciation and amortization	13,194	15,336	46,306	52,721
Amortization of franchise tenant improvement allowances	232	26	497	74
Adjusted EBITDA - Non-GAAP	$64,355	$62,423	$210,131	$222,510

Company Restaurant Operations
The following table presents company restaurant sales and costs, and restaurant costs as a percentage of the related sales. Percentages may not add due to rounding (dollars in thousands):

	Quarter				Year-to-date
	July 8, 2018		July 9, 2017		July 8, 2018		July 9, 2017
Company restaurant sales	$87,574		$157,772		$371,149		$576,618
Company restaurant costs (excluding depreciation and amortization):
Food and packaging	24,946	28.5%	46,182	29.3%	106,448	28.7%	166,213	28.8%
Payroll and employee benefits	24,875	28.4%	46,486	29.5%	106,911	28.8%	171,198	29.7%
Occupancy and other	13,715	15.7%	28,426	18.0%	59,608	16.1%	98,071	17.0%
Total company restaurant costs	$63,536	72.5%	$121,094	76.8%	$272,967	73.5%	$435,482	75.5%

Company restaurant sales decreased $70.2 million in the quarter, and $205.5 million year-to-date as compared with the prior year primarily driven by a decrease in the average number of company restaurants resulting from the execution of our refranchising strategy and, to a lesser extent, by a decrease in traffic, which was more than offset by menu price increases and favorable product mix, year-to-date. The following table presents the approximate impact of these (decreases) increases on company restaurant sales in 2018 (in thousands):

	Quarter	Year-to-date
Decrease in the average number of restaurants	$(108,300)	$(295,100)
AUV increase	38,100	89,600
Total change in company restaurant sales	$(70,200)	$(205,500)
Fiscal basis same-store sales at company-operated restaurants increased 0.6% in the quarter, and 0.5% year-to-date as compared with prior year primarily due to menu price increases and favorable product mix year-to-date, partially offset by a decline in transactions. The following table summarizes the change in company-operated same-store sales versus a year ago:

	Quarter	Year-to-date
Average check (1)	2.6%	2.6%
Transactions	(2.0)%	(2.1)%
Change in same-store sales	0.6%	0.5%
____________________________

(1)	Amounts include price increases of approximately 2.6% in the quarter, and 2.2% year-to-date.
Food and packaging costs as a percentage of company restaurant sales decreased to 28.5% in the quarter, and 28.7% year-to-date, compared with 29.3% and 28.8%, respectively, in 2017 primarily due to menu price increases and favorable product mix, partially offset by higher commodity costs year-to-date. Commodity costs were relatively flat in the quarter resulting from lower costs for beef, produce and pork, offset by higher costs for most other commodities. Commodity costs year-to-date increased 3.4% compared to a year ago due primarily to higher costs for potatoes, beverages, tacos and beef. Beef, our most significant commodity, decreased approximately 10% in the quarter and increased 4% year-to-date compared with the prior year. For fiscal 2018, we currently expect commodity costs to increase approximately 3% compared with fiscal 2017.
Payroll and employee benefit costs as a percentage of company restaurant sales decreased to 28.4% in the quarter, and 28.8% year-to-date in 2018 compared with 29.5% , and 29.7%, respectively, in 2017 due primarily to the benefits of refranchising, partially offset by wage inflation resulting from an increase in the minimum wage in certain markets and a highly competitive labor market.
Occupancy and other costs decreased $14.7 million in the quarter, and $38.5 million year-to-date in 2018 compared to the prior year, primarily due to a decrease in the average number of restaurants, impacting occupancy and other costs by approximately $17.0 million in the quarter and $47.4 million year-to-date, partially offset by higher maintenance and repair expenses, property rent and utilities. The decrease in occupancy and other costs as a percentage of company restaurant sales in both periods of 2018 compared to 2017 was primarily due to the benefit of refranchising units that had lower AUVs than the average for all company restaurants.

Franchise Operations
The following table presents franchise revenues and costs in each period and other information we believe is useful in analyzing the change in franchise operating results (dollars in thousands):

	Quarter		Year-to-date
	July 8, 2018	July 9, 2017	July 8, 2018	July 9, 2017
Franchise rental revenues	$61,622	$52,824	$196,682	$175,555

Royalties	36,863	33,150	118,341	107,426
Franchise fees and other	1,924	2,355	6,046	5,567
Franchise royalties and other	38,787	35,505	124,387	112,993
Total franchise revenues	$100,409	$88,329	$321,069	$288,548

Franchise occupancy expenses (excluding depreciation and amortization)	$37,401	$32,548	$119,987	$106,281
Franchise support and other costs	2,829	1,952	7,894	6,223
Total franchise costs	$40,230	$34,500	$127,881	$112,504
Franchise costs as a % of total franchise revenues	40.1%	39.1%	39.8%	39.0%

Average number of franchise restaurants	2,069	1,875	2,012	1,848
% increase	10.3%		8.9%
Increase in franchise-operated same-store sales	0.5%	—%	—%	1.4%
Franchised restaurant sales	$716,453	$641,830	$2,301,031	$2,096,906
Franchised restaurant AUVs	$346	$342	$1,144	$1,135
Royalties as a percentage of total franchised restaurant sales	5.1%	5.2%	5.1%	5.1%
Franchise rental revenues increased $8.8 million, or 16.7%, in the quarter and $21.1 million, or 12.0%, year-to-date as compared with the prior year. This increase is primarily due to additional rental revenues in 2018 of $9.2 million in the quarter and $22.8 million year-to-date resulting from the net increase in the average number of restaurants leased or subleased from the Company due to our refranchising strategy.
Franchise royalties and other increased $3.3 million, or 9.2% in the quarter and $11.4 million, or 10.1%, year-to date in 2018 versus a year ago primarily reflecting a $4.0 million increase in the quarter, and $12.5 million year-to-date, in royalties driven by a net increase in the average number of franchise restaurants primarily resulting from our refranchising strategy.
Franchise occupancy expenses, principally rents, increased $4.9 million in the quarter and $13.7 million year-to-date in 2018 versus a year ago due primarily to a net increase in the average number of franchise-operated restaurants resulting from our refranchising strategy, contributing additional costs of approximately $4.6 million in the quarter and $12.9 million year-to-date, and to a lesser extent, routine rent increases.
Franchise support and other costs increased $0.9 million in the quarter and $1.7 million year-to-date in 2018 compared with a year ago due primarily to incremental costs incurred in 2018 related to the implementation of a mystery guest program.
Depreciation and Amortization
Depreciation and amortization decreased by $2.1 million in the quarter, and $6.4 million year-to-date in 2018 as compared with the prior year, primarily due to a decrease in equipment depreciation driven by a decrease in the average number of company-operated restaurants resulting from our refranchising activities in 2017 and 2018. To a lesser extent, a decline in depreciation resulting from our franchise building assets becoming fully depreciated also contributed to the decrease.

Selling, General and Administrative (“SG&A”) Expenses
The following table presents the change in 2018 SG&A expenses compared with the prior year (in thousands):

	Increase / (Decrease)
	Quarter	Year-to-date
Advertising	$(2,326)	$(7,314)
Pre-opening costs	(2,265)	(2,445)
Region administration	(443)	(1,505)
Pension and postretirement benefits	(436)	(1,453)
Incentive compensation (including share-based compensation and related payroll taxes)	(208)	1,159
Cash surrender value of COLI policies, net	1,094	1,618
Other (includes transition services income and savings related to our restructuring plan)	(3,432)	(3,068)
	$(8,016)	$(13,008)
Advertising costs are primarily contributions to our marketing fund and are determined as a percentage of gross restaurant sales. Advertising costs decreased due to a decrease in the number of company-operated restaurants resulting from our refranchising efforts. These decreases were partially offset by incremental contributions to the marketing fund of $1.5 million in the quarter and $3.3 million year-to-date for additional system-wide promotional activity.
Pre-opening costs decreased in the quarter and year-to-date primarily due to the acquisition of Jack in the Box restaurants in the prior year quarter, resulting in $2.2 million in costs that were incurred while the restaurants were closed.
Region administration costs decreased in 2018 as compared to 2017 due primarily to workforce reductions related to our refranchising efforts.
Pension and postretirement benefit costs decreased primarily due to an increase in the discount rates and higher than expected return on assets (“ROA”) in the prior year, partially offset by a decrease in the ROA assumption from 6.5% to 6.2% in 2018.
Incentive compensation decreased in the quarter and increased year-to-date primarily due to higher levels of performance in 2018 versus the prior year as compared to target bonus levels, partially offset year-to-date, and more than offset in the quarter, by a decrease in share-based compensation primarily related to forfeitures.
The cash surrender value of our Company-owned life insurance (“COLI”) policies, net of changes in our non-qualified deferred compensation obligation supported by these policies, are subject to market fluctuations. The changes in market values had a positive impact of $0.3 million in the quarter, and a negative impact of $0.3 million year-to-date, compared with a positive impact of $1.4 million in the quarter, and a positive impact of $1.3 million year-to-date in the prior year.
Impairment and Other Charges, Net
Impairment and other charges, net is comprised of the following (in thousands):

	Quarter		Year-to-date
	July 8, 2018	July 9, 2017	July 8, 2018	July 9, 2017
Restructuring costs	$1,872	$1,822	$4,805	$2,252
Accelerated depreciation	538	313	912	691
Losses on disposition of property and equipment, net	477	804	958	1,761
Costs of closed restaurants and other	378	1,934	3,483	4,190
Operating restaurant impairment charges	—	—	291	—
	$3,265	$4,873	$10,449	$8,894

Impairment and other charges, net decreased $1.6 million in the quarter and increased $1.6 million year-to-date 2018 compared with a year ago. In the quarter, the decrease was primarily driven by a $1.6 million decrease in costs associated with closed restaurants due to $1.0 million in costs related to the closure of three underperforming restaurants acquired from a franchisee in the prior year. The increase year-to-date was primarily driven by a $2.6 million increase in restructuring costs, primarily relating to severance. This increase was partially offset by a decrease of $0.8 million in losses on disposition of property and equipment in 2018 as compared to 2017, related to gains recognized on the sale of excess properties in the current year. Refer to Note 7, Impairment and Other Charges, Net of the notes to the condensed consolidated financial statements for additional information regarding these charges.

Gains on the Sale of Company-Operated Restaurants
Gains on the sale of company-operated restaurants, net are detailed in the following table (dollars in thousands):

	Quarter		Year-to-date
	July 8, 2018	July 9, 2017	July 8, 2018	July 9, 2017
Number of restaurants sold to franchisees	42	58	127	118

Gains on the sale of company-operated restaurants	$28,676	$13,250	$43,088	$21,166
Gains are impacted by the number of restaurants sold and changes in average gains or losses recognized, which primarily relate to the specific sales and cash flows of those restaurants. Year-to-date, amounts in 2018 and 2017 include additional proceeds of $1.3 million and $0.1 million, respectively, related to restaurants sold in prior years, and there was an immaterial amount of additional proceeds, and no additional proceeds recognized during the quarter in 2018 and 2017, respectively. Further, year-to-date in 2018, gains were reduced by $8.8 million related to the modification of certain 2017 refranchising transactions. Refer to Note 4, Summary of Refranchisings and Franchisee Development, of the notes to the condensed consolidated financial statements for additional information regarding these gains.
Interest Expense, Net
Interest expense, net is comprised of the following (in thousands):

	Quarter		Year-to-date
	July 8, 2018	July 9, 2017	July 8, 2018	July 9, 2017
Interest expense	$11,209	$9,393	$34,491	$28,891
Interest income	(336)	(11)	(425)	(63)
Interest expense, net	$10,873	$9,382	$34,066	$28,828
Interest expense, net increased $1.5 million in the quarter and $5.2 million year-to-date in 2018 compared with a year ago primarily due to higher average interest rates which contributed additional interest expense of approximately $2.4 million and $4.7 million, respectively, partially offset by a decrease in average borrowings in the quarter.
Income Taxes
The Tax Act was enacted into law on December 22, 2017. The Tax Act included a reduction in the U.S. federal statutory corporate income tax rate (the “Tax Rate”) from 35% to 21% and introduced new limitations on certain business deductions. As a result, we recognized a year-to-date, non-cash $32.1 million tax provision expense impact primarily related to the re-measurement of our deferred tax assets and liabilities due to the reduced Tax Rate.
The tax rate in 2018 was 26.5% in the quarter and 46.9% year-to-date, compared with 32.1% and 36.5%, respectively, in 2017. The major components of the change in tax rates were the non-cash impact of the enactment of the Tax Act, including the updated revaluation of all deferred tax assets and liabilities at the reduced federal statutory rate, partially offset by the decrease in the federal statutory tax rate and the excess tax benefit on year-to-date stock compensation expense. We expect the fiscal year tax rate to be approximately 44.0%.
As discussed in Note 1, Basis of Presentation, in the notes to the condensed consolidated financial statements, upon the adoption of ASU 2016-09, Compensation - Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting, we are including the excess tax benefit of our stock based compensation as a discrete item within income tax expense on the condensed consolidated statements of earnings, which may cause volatility in our quarterly tax rate. The final annual tax rate cannot be determined until the end of the fiscal year; therefore, the actual 2018 rate could differ from our current estimates.

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
We generally reinvest available cash flows from operations to enhance existing restaurants, to reduce debt, to repurchase shares of our common stock, to pay cash dividends, and to develop new restaurants. Our cash requirements consist principally of:

•	working capital;

•	capital expenditures for restaurant renovations and new restaurant construction;

•	income tax payments;

•	debt service requirements;

•	franchise tenant improvement allowance distributions; and

•	obligations related to our benefit plans.
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
Cash Flows
The table below summarizes our cash flows from continuing operations (in thousands):

	Year-to-date
	July 8, 2018	July 9, 2017
Total cash provided by (used in):
Operating activities	$59,368	$106,715
Investing activities	40,793	39,978
Financing activities	(386,405)	(175,754)
Net cash flows	$(286,244)	$(29,061)
Operating Activities. Operating cash flows in 2018 decreased $47.3 million compared with a year ago primarily due to the timing of October rent payments ($20.0 million), tenant improvement allowance distributions to franchisees in 2018 ($9.0 million), a decrease in earnings from continuing operations and the timing of other working capital receipts and expenditures.
Pension and Postretirement Contributions — Our policy is to fund our pension plans at or above the minimum required by law. As of January 1, 2017, the date of our last actuarial funding valuation, there was no minimum contribution funding requirement for our qualified pension plan. We continue to evaluate contributions to our Qualified Plan based on changes in pension assets as a result of asset performance in the current market and the economic environment. We do not anticipate making any contributions to our Qualified Plan in fiscal 2018. Year-to-date 2018, we contributed $4.4 million to our non-qualified pension plan and postretirement plans.

Investing Activities. Cash provided by investing activities increased $0.8 million compared with the prior year primarily resulting from a $32.8 million increase in repayments of notes issued in connection with 2018 refranchising transactions, and a $5.1 million increase in proceeds from the sale and leaseback of assets, offset by a decrease of $39.3 million in proceeds from the sale of company-operated restaurants.
Capital Expenditures — The composition of capital expenditures in each period follows (in thousands):

	Year-to-date
	July 8, 2018	July 9, 2017
Jack in the Box:
Restaurant facility expenditures	$16,343	$18,329
New restaurants	723	1,500
Other, including information technology	5,770	2,818
	22,836	22,647
Corporate Services:
Information technology	2,773	1,974
Other, including facility improvements	121	60
	2,894	2,034

Total capital expenditures	$25,730	$24,681
Our capital expenditure program includes, among other things, investments in new equipment, restaurant remodeling, information technology enhancements, and new locations. Capital expenditures increased $1.0 million compared to a year ago primarily resulting from a $3.8 million increase in spending related to restaurant and corporate services information technology, partially offset by a $2.0 million decrease in spending related to restaurant facility expenditures, and a $0.8 million decrease in spending related to building new Jack in the Box restaurants primarily resulting from our refranchising initiative. We expect fiscal 2018 capital expenditures to be approximately $30.0 million to $35.0 million.
Assets Held for Sale and Leaseback — We use sale and leaseback financing to limit the initial cash investment in our restaurants to the cost of the equipment, whenever possible. We exercised our right of first refusal related to two leased properties in both 2018 and 2017, which we intend to sell and leaseback within 12 months of the respective balance sheet date. The following table summarizes the cash flow activity related to sale and leaseback transactions in each period (dollars in thousands):

	Year-to-date
	July 8, 2018	July 9, 2017
Number of restaurants sold and leased back	3	1

Purchases of assets intended for sale and leaseback	$(5,491)	$(3,192)
Proceeds from the sale and leaseback of assets	$7,571	$2,466
As of July 8, 2018, we had investments of $11.4 million relating to five restaurant properties that we expect to sell and leaseback during the next 12 months.
Sale of Company-Operated Restaurants — We continue to expand franchise ownership in the Jack in the Box system primarily through the sale of company-operated restaurants to franchisees. The following table details proceeds received and financing provided in connection with our refranchising activities in each period (dollars in thousands):

	Year-to-date
	July 8, 2018	July 9, 2017
Number of restaurants sold to franchisees	127	118

Cash proceeds from the sale of company-operated restaurants	$23,666	$62,923
Financing provided in connection with the sale of company-operated restaurants	$64,548	$—

Proceeds include additional gains of $1.3 million in 2018 and $0.1 million in 2017 related to restaurants sold in previous years. For additional information, refer to Note 4, Summary of Refranchisings and Franchisee Development, of the notes to condensed consolidated financial statements.
In 2018, we provided financing of $33.0 million in the quarter, and $64.5 million year-to-date, in connection with 18 and 24 refranchising transactions, respectively. Year-to-date, eight of the notes were repaid in full, totaling $33.4 million. Notes totaling $25.4 million are scheduled to be repaid in full prior to the end of the fiscal year.
Financing Activities. Cash flows used in financing activities increased $210.7 million in 2018 compared with a year ago primarily due to a net increase in payments under our credit facility related to the $260.0 million repayment made pursuant to the Qdoba Sale and a decrease in net revolver borrowings, partially offset by a decrease in cash used to repurchase common stock.
Credit Facility — Our credit facility was amended on March 21, 2018, which extended the revolving credit agreement and the term loan maturity dates to March 19, 2020. As of July 8, 2018, we had $347.0 million outstanding under the term loan, borrowings under the revolving credit agreement of $645.7 million, and letters of credit outstanding of $31.4 million. As of July 8, 2018, our unused borrowing capacity was $222.9 million.
The interest rate on our credit facility is based on our leverage ratio and can range from the London Interbank Offered Rate (“LIBOR”) plus 1.25% to 2.25% with a 0% floor on LIBOR. The interest rate as of July 8, 2018 was LIBOR plus 2.00%.
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
We were in compliance with all covenants as of July 8, 2018. For additional information regarding our credit facility and the amendment, refer to Note 3, Indebtedness, of the notes to our condensed consolidated financial statements.
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
Repurchases of Common Stock — During year-to-date 2018 we repurchased approximately 2.3 million common shares at an aggregate cost of $200.0 million, compared with 3.2 million common shares at an aggregate cost of $327.2 million in 2017. As of July 8, 2018, there was approximately $181.0 million remaining under a Board-authorized stock-buyback program which expires in November 2019. In our condensed consolidated statement of cash flows for 2017, repurchases of common stock includes $7.2 million related to repurchase transactions traded in the prior fiscal year that settled in 2017.
Dividends — During 2018, the Board of Directors declared three cash dividends of $0.40 per common share totaling $35.0 million. Future dividends are subject to approval by our Board of Directors.
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

ITEM 3.        QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Our primary exposure to risks relating to our financial instruments is changes in interest rates. Our credit facility is comprised of a revolving credit facility and a term loan, bearing interest at a rate equal to the prime rate or LIBOR plus an applicable margin based on a financial leverage ratio. As of July 8, 2018, the applicable margin for the LIBOR-based revolving loans and term loan was set at 2.00%.
We use interest rate swap agreements to reduce exposure to interest rate fluctuations. In April 2014, we entered into nine forward-starting interest rate swap agreements that effectively converted $300.0 million of our variable rate borrowings to a fixed-rate basis from October 2014 through October 2018. Additionally, in June 2015, we entered into eleven forward-starting interest rate swap agreements that effectively converted an additional $200.0 million of our variable rate borrowings to a fixed-rate from October 2015 through October 2018, and $500.0 million from October 2018 through October 2022. Based on the applicable margin in effect as of July 8, 2018, these twenty interest rate swaps would yield average fixed rates of 4.41%, 4.62%, 4.89%, 5.07%, 5.17% in years 2018 through 2022, respectively. For additional information related to our interest rate swaps, refer to Note 6, Derivative Instruments, of the notes to condensed consolidated financial statements.
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
ITEM 4.        CONTROLS AND PROCEDURES
Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures
Based on an evaluation of the Company’s disclosure controls and procedures (as defined in Rules 13a-15 and 15d-15 of the Securities Exchange Act of 1934, as amended), as of the end of the Company’s quarter ended July 8, 2018, the Company’s Chief Executive Officer and Chief Financial Officer (its principal executive officer and principal financial officer, respectively) have concluded that the Company’s disclosure controls and procedures were effective.

Changes in Internal Control over Financial Reporting
There have been no changes in the Company’s internal control over financial reporting that occurred during the Company’s fiscal quarter ended July 8, 2018 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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
Stock Repurchases — In May 2018, the Board of Directors approved a stock buyback program which provided a repurchase authorization for up to $200.0 million in shares of our common stock, expiring November 2019. In the third quarter of 2018 we repurchased 1.2 million shares of our common stock at an aggregate cost of $100.0 million. During fiscal 2018 we repurchased 2.3 million shares of our common stock at an aggregate cost of $200.0 million. As of July 8, 2018, there was approximately $181.0 million remaining under the Board-authorized stock-buyback program which expires in November 2019.

	(a) Total number of shares purchased	(b) Average price paid per share	(c) Total number of shares purchased as part of publicly announced programs	(d) Maximum dollar value that may yet be purchased under these programs
				$81,019,826
April 16, 2018 - May 13, 2018	—	$—	—	$281,019,826
May 14, 2018 - June 10, 2018	963,902	$82.14	963,902	$201,846,190
June 11, 2018 - July 8, 2018	244,085	$85.32	244,085	$181,019,870
Total	1,207,987		1,207,987

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
Lance Tucker
Executive Vice President and Chief Financial Officer (principal financial officer) (Duly Authorized Signatory)
Date: August 9, 2018