Form 10-K
period 2018-09-30
JACK IN THE BOX INC /NEW/
filed 2018-11-21
CIK 807882

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE FISCAL YEAR ENDED SEPTEMBER 30, 2018
COMMISSION FILE NUMBER 1-9390
 _______________________________________________________________
JACK IN THE BOX INC.
(Exact name of registrant as specified in its charter)
 _______________________________________________________________

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
Securities registered pursuant to Section 12(g) of the Act: None
Indicate by check mark whether the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☑    No ☐
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act. Yes ☐    No ☑
Indicate by check mark if the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑    No ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulations S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☑    No ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.
Large accelerated filer ☑        Accelerated filer ☐        Non-accelerated filer ☐        Smaller reporting company ☐        Emerging growth company ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).Yes ☐    No ☑
The aggregate market value of the common stock held by non-affiliates of the registrant as of the last business day of the registrant’s most recently completed second fiscal quarter, computed by reference to the closing price reported on the NASDAQ Global Select Market — Composite Transactions as of April 13, 2018, was approximately $2.4 billion.
Number of shares of common stock, $0.01 par value, outstanding as of the close of business on November 16, 2018 — 25,742,587.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the Proxy Statement to be filed with the Securities and Exchange Commission in connection with the 2019 Annual Meeting of Stockholders are incorporated by reference into Part III hereof.

JACK IN THE BOX INC.

FORWARD-LOOKING STATEMENTS
From time to time, we make oral and written forward-looking statements that reflect our current expectations regarding future results of operations, economic performance, financial condition, and achievements of Jack in the Box Inc. (the “Company”). A forward-looking statement is neither a prediction nor a guarantee of future events or results. In some cases, forward-looking statements can be identified by words such as “anticipate,” “assume,” “believe,” “estimate,” “expect,” “forecast,” “goals,” “guidance,” “intend,” “plan,” “project,” “may,” “should,” “will,” “would,” and similar expressions. Certain forward-looking statements are included in this Form 10-K, principally in the sections captioned “Business,” “Legal Proceedings,” “Consolidated Financial Statements,” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” including statements regarding our strategic plans and operating strategies. Although we believe that the expectations reflected in our forward-looking statements are based on reasonable assumptions, such expectations and forward-looking statements may prove to be materially incorrect due to known and unknown risks and uncertainties.
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
The Company
Overview.  Jack in the Box Inc., based in San Diego, California, operates and franchises 2,237 Jack in the Box® quick-service restaurants (“QSRs”). References to the Company throughout this Annual Report on Form 10-K are made using the first person notations of “we,” “us,” and “our.”
Jack in the Box opened its first restaurant in 1951, and has since become one of the nation’s largest hamburger chains. Based on number of restaurants, our top 10 major markets comprise approximately 70% of the total system, and Jack in the Box is the second largest QSR hamburger chain in nine of those major markets. As of the end of our fiscal year on September 30, 2018, the Jack in the Box system included 2,237 restaurants in 21 states and Guam, of which 137 were company-operated and 2,100 were franchise-operated.
Through the execution of our refranchising strategy over the last five years, we have increased franchise ownership of the Jack in the Box system from 79% at the end of fiscal 2013 to 94% at the end of fiscal 2018. In fiscal 2018, our Jack in the Box franchisees independently developed 11 new franchise restaurants, and we expect the majority of Jack in the Box new unit growth will be through franchise restaurants.
Our long-term goals are focused on meeting evolving customer needs, with emphasis on improving operations consistency and targeted investments designed to maximize our returns. The key initiatives of our long-term goals include:

•	Simplifying Restaurant Operations — We are focused on redefining and elevating the guest experience to drive consistency through the following:

–	Back-of-the-house simplification, including equipment / technology that can drive higher throughput, improved quality, and labor cost benefits.

–	Reduction of redundant stock keeping units. Simplification of operating procedures.

–	Upgrading kitchen equipment.

•	Leveraging Technology — We are implementing technology such as our mobile application to meet the evolving needs of our customers and improve in-store efficiencies.

•
Differentiating Through Innovation — We intend to continue focusing on what makes us different by balancing premium and value innovation and leveraging our unique brand personality to differentiate creatively and focus smartly on our core customer.

•	Elevating our Brand Image — We are focused on targeted investments designed to maximize our returns.

–	Drive-thru enhancements. Since approximately 70% of our sales occur through the drive-thru, drive-thru only remodels can achieve meaningful results at lower costs.

–	Restaurant remodels. Up to 600 mature restaurants will get either a full remodel or drive-thru enhancements over the next 3 years with investment levels tiered based on sales and margins.
Segments
As of September 30, 2018, the Company consists of one operating segment. On March 21, 2018 we completed the sale of Qdoba Restaurant Corporation to certain funds managed by affiliates of Apollo Global Management, LLC. See additional information related to the sale in Note 1, Nature of Operations and Summary of Significant Accounting Polices and Note 2, Discontinued Operations, of the notes to the consolidated financial statements.
Restaurant Concept
Jack in the Box restaurants offer a broad selection of distinctive products including classic burgers like our Jumbo Jack® and innovative product lines such as Buttery Jack® burgers and our Brunchfast® menu. We also offer quality products such as breakfast sandwiches with freshly cracked eggs, and craveable favorites such as tacos and curly fries, along with specialty sandwiches, salads, and real ice cream shakes, among other items. We allow our guests to customize their meals to their tastes and order any product when they want it, including breakfast items any time of day (or night). We are known for variety and innovation, which has led to the development of four strong dayparts: breakfast, lunch, dinner, and late-night.

The Jack in the Box restaurant chain was the first major hamburger chain to develop and expand the concept of drive-thru restaurants. In addition to drive-thru windows, most of our restaurants have seating capacities ranging from 20 to 100 people and are open 18-24 hours a day. Drive-thru sales currently account for approximately 70% of sales at company-operated restaurants. The average check in fiscal year 2018 was $8.02 for company-operated restaurants.
With a presence in only 21 states and one territory, we believe Jack in the Box is a brand with significant growth opportunities. In fiscal 2018, we continued to expand in existing markets. We opened one company-operated restaurant and franchisees opened 11 restaurants during the year.
The following table summarizes the changes in the number of company-operated and franchise restaurants over the past five years:

	Fiscal Year
	2018	2017	2016	2015	2014
Company-operated restaurants:
Beginning of period	276	417	413	431	465
New	1	2	4	2	1
Refranchised	(135)	(178)	(1)	(21)	(37)
Closed	(5)	(15)	—	(6)	(2)
Acquired from franchisees	—	50	1	7	4
End of period total	137	276	417	413	431
% of system	6%	12%	18%	18%	19%
Franchise restaurants:
Beginning of period	1,975	1,838	1,836	1,819	1,786
New	11	18	12	16	11
Refranchised	135	178	1	21	37
Closed	(21)	(9)	(10)	(13)	(11)
Sold to company	—	(50)	(1)	(7)	(4)
End of period total	2,100	1,975	1,838	1,836	1,819
% of system	94%	88%	82%	82%	81%
System end of period total	2,237	2,251	2,255	2,249	2,250

Site Selection and Design
Site selections for all new company-operated restaurants are made after an economic analysis and a review of demographic data and other information relating to population density, traffic, competition, restaurant visibility and access, available parking, surrounding businesses, and opportunities for market penetration. Restaurants developed by franchisees are built to brand specifications on sites we have reviewed.
Our company-operated restaurants have multiple restaurant models with different seating capacities to improve our flexibility in selecting locations. Management believes that this flexibility enables the Company to match the restaurant configuration with the specific economic, demographic, geographic, or physical characteristics of a particular site.
Typical costs to develop a traditional restaurant, excluding the land value, range from approximately $1.4 million to $2.0 million. The majority of our corporate restaurants are constructed on leased land or on land that we purchase and subsequently sell, along with the improvements, in sale and leaseback transactions. Upon completion of a sale and leaseback transaction, the Company’s initial cash investment is reduced to the cost of equipment, which ranges from approximately $0.3 million to $0.5 million.
Franchising Program
The franchise agreement generally provides for an initial franchise fee of $50,000 per restaurant for a 20-year term, royalty payments, and marketing fees at 5.0% of gross sales. Royalty rates are typically 5.0% of gross sales, but may range from 5.0% to as high as 10.0% of gross sales, and some existing agreements provide for lower royalties for a limited time, and may have variable rates. We may offer development agreements to franchisees for construction of one or more new restaurants over a defined period of time and in a defined geographic area. Developers may be required to pay fees for certain company-sourced new sites. Developers may lose their rights to future development if they do not maintain the required opening schedule. To stimulate growth we have offered a waiver of development fees for new sites, in addition to lower royalty rates or a development loan, to franchisees who open restaurants within a specified time frame.

In connection with the sale of a company-operated restaurant to a franchisee, we sell to the franchisee the restaurant equipment and the right to do business at that location for a specified term. The aggregate price is negotiated based upon the value of the restaurant as a going concern, which depends on various factors, including the sales and cash flows of the restaurant, as well as its location and history. In addition, the land and building are generally leased or subleased to the franchisee at a negotiated rent, typically equal to the greater of a minimum base rent or a percentage of gross sales. The franchisee is usually required to pay property taxes, insurance, and ancillary costs, and is responsible for maintaining the restaurant.
Restaurant Management and Operations
Jack in the Box restaurants are operated by a company manager or franchise operator who is directly responsible for the operations of the restaurant, including product quality, service, food safety, cleanliness, inventory, cash control, and the conduct and appearance of employees. We focus on attracting, selecting, engaging, and retaining employees and franchisees who share our passion for creating long-lasting, successful restaurants.
Company-operated restaurant managers are supervised by district managers, who are overseen by directors of operations, who report to the vice president of company operations. Under our performance system, the vice president is eligible for an annual incentive based on achievement of goals related to corporate earnings and restaurant operating margin. Directors are eligible for an annual incentive based on achievement of goals related to the sales and profit of their assigned region, and a company-wide performance goal. District managers and restaurant managers are eligible for quarterly incentives based on growth in restaurant sales and profit and certain other operational performance standards.
Company-operated restaurant managers are required to complete an extensive management training program involving a combination of in-restaurant instruction and on-the-job training in specially designated training restaurants. Restaurant managers and supervisory personnel train other restaurant employees in accordance with detailed procedures and guidelines using training aids available at each location.
Customer Satisfaction
Company-operated and franchise-operated restaurants devote significant resources toward offering quality food and excellent service at all of our restaurants. One tool we use to help us maintain a high level of customer satisfaction is our Voice of Guest program, which provides restaurant managers, district managers, and franchise operators with ongoing feedback from guests who complete a short satisfaction survey via an invitation typically provided on the register receipt. In these surveys, guests rate their satisfaction with key elements of their restaurant experience, including friendliness, food quality, cleanliness, speed of service, and order accuracy. In 2018, the Jack in the Box system received approximately 1.6 million guest survey responses. Our Guest Relations Department receives feedback that guests provide via our website, and communicates that feedback to restaurant managers and franchise operators. We also collect guest feedback through social media and other resources.
Food Safety
Our “farm-to-fork” food safety program is designed to maintain high standards for the food products and food preparation procedures used by our vendors and in our restaurants. We maintain product specifications for our ingredients and our Food Safety and Regulatory Compliance Department must approve all suppliers of food products to our restaurants. We use third-party and internal audits to review the food safety management programs of our vendors. We manage food safety in our restaurants through a comprehensive food safety management program that is based on the Food and Drug Administration (“FDA”) Food Code requirements. The food safety management program includes employee training, ingredient testing, documented restaurant practices, and attention to product safety at each stage of the food preparation cycle. In addition, our food safety management program uses American National Standards Institute certified food safety training programs to train our company and franchise restaurant management employees on food safety practices for our restaurants.
Supply Chain
All of our company-operated restaurants and franchisees have a long-term contract with a third-party distributor. Under this contract, the distributor will provide distribution services through seven distribution centers in the continental United States to our Jack in the Box restaurants through August 2022.
The primary commodities purchased by our restaurants are beef, poultry, pork, cheese, and produce. We monitor and purchase commodities in order to minimize the impact of fluctuations in price and supply. Contracts are entered into and commodity market positions may be secured when we consider them to be advantageous. However, certain commodities remain subject to price fluctuations. Most, if not all essential food and beverage products are available, or can be made available, upon short notice from alternative qualified suppliers.

Information Systems
At our corporate support center, we have financial accounting systems, human resources and payroll systems, and a communications and network infrastructure that supports corporate functions. Our restaurant software allows for daily polling of sales, inventory, and other data from the restaurants directly. Our company restaurants and traditional site franchise restaurants use standardized Windows-based touch screen point-of-sale (“POS”) platforms. These platforms allow the restaurants to accept cash, credit cards, and our re-loadable gift cards. The single POS system for all restaurants helps franchisees and brand managers adapt more quickly to meet consumer demands and introduce new products, pricing, promotions, and technologies such as the Jack in the Box mobile app, third party delivery, or any other business driving initiative while maintaining a secure, PCI compliant payment system.
We have business intelligence systems that provide visibility to the key metrics in the operation of company and franchise restaurants. These systems play an integral role in accumulating and analyzing market information. Our company restaurants use labor scheduling systems to assist managers in managing labor hours based on forecasted sales volumes. We also have inventory management systems that enable timely and accurate deliveries of food and packaging to our restaurants. To support order accuracy and speed of service, our drive-thru restaurants use order confirmation screens.
Advertising and Promotion
We build brand awareness through our marketing and advertising programs and activities. These activities are supported primarily by financial contributions to a marketing fund from all company and franchise restaurants based on a percentage of gross sales. Activities to advertise restaurant products, promote brand awareness, and attract customers include, but are not limited to, system and regional campaigns on television, radio, and print media, as well as digital and social media.
Employees
At September 30, 2018, we had approximately 5,200 employees, of whom 4,700 were restaurant employees, 400 were corporate personnel, and 100 were field management or administrative personnel. Employees are paid on an hourly basis, except certain restaurant management, operations and corporate management, and administrative personnel. We employ both full- and part-time restaurant employees in order to provide the flexibility necessary during peak periods of restaurant operations. We have not experienced any significant work stoppages, and we support our employees, including part-time workers, by offering industry competitive wages and benefits.
Executive Officers
The following table sets forth the name, age, position and years with the Company of each person who is an executive officer of Jack in the Box Inc. as of September 30, 2018:

Name	Age	Positions	Years with the Company
Leonard A. Comma	49	Chairman of the Board and Chief Executive Officer	17
Mark H. Blankenship, Ph.D.	57	Executive Vice President, Chief of Staff and Strategy	21
Phillip H. Rudolph	60	Executive Vice President, Chief Legal and Risk Officer and Corporate Secretary	11
Lance Tucker	49	Executive Vice President and Chief Financial Officer	1
Paul D. Melancon	62	Senior Vice President of Finance, Controller and Treasurer	13
Carol A. DiRaimo	57	Vice President, Chief Investor Relations and Corporate Communications Officer	10
Vanessa C. Fox	45	Vice President, Chief Development Officer	21
Dean C. Gordon	56	Vice President, Chief Supply Chain Officer	9
Drew T. Martin	54	Vice President, Chief Information Officer	2
Raymond Pepper	57	Vice President and General Counsel	21
Marcus D. Tom	61	Vice President and Chief Operating Officer	1
The following sets forth the business experience of each executive officer for at least the last five years:
Mr. Comma has been Chairman of the Board and Chief Executive Officer since January 2014. From May 2012 until October 2014, he served as President, and from November 2010 through January 2014, as Chief Operating Officer. Mr. Comma served as Senior Vice President and Chief Operating Officer from February 2010 to November 2010, Vice President Operations Division II from February 2007 to February 2010, Regional Vice President of the Company’s Southern California region from May 2006 to February 2007, and Director of Convenience-Store & Fuel Operations for the Company’s proprietary chain of Quick Stuff convenience stores from August 2001 to May 2006. Mr. Comma has more than 25 years of retail and franchise experience.

Dr. Blankenship has been Executive Vice President, Chief of Staff and Strategy since October 2018. From November 2013 through October 2018 he served as Executive Vice President, Chief People, Culture and Corporate Strategy Officer. He was previously Senior Vice President and Chief Administrative Officer from October 2010 to November 2013, Vice President, Human Resources and Operational Services from October 2005 to October 2010, and Division Vice President, Human Resources from October 2001 to September 2005. Dr. Blankenship has 21 years of experience with the Company in various human resource and training positions.
Mr. Rudolph has been Chief Legal and Risk Officer since October 2014, Executive Vice President since February 2010, and Corporate Secretary since November 2007. Before becoming Chief Legal and Risk Officer, he was General Counsel since November 2007. Prior to joining the Company, Mr. Rudolph was Vice President and General Counsel for Ethical Leadership Group. He was previously a partner in the Washington, D.C. office of Foley Hoag, LLP, and a Vice President at McDonald’s Corporation where, among other roles, he served as U.S. and International General Counsel. Before joining McDonald’s, Mr. Rudolph spent 15 years with the law firm of Gibson, Dunn & Crutcher, LLP, the last six of which he spent as a litigation partner in the firm’s Washington, D.C. office. Mr. Rudolph has more than 35 years of legal experience.
Mr. Tucker has been Executive Vice President and Chief Financial Officer since March 2018. Prior to joining the Company in March, Mr. Tucker held several senior leadership positions at Papa John’s International, Inc. From February 2011 to February 2018, Mr. Tucker served as Senior Vice President, Chief Financial Officer and Treasurer and added Chief Administrative Officer in February 2012. From June 2010 to February 2011, he was Chief of Staff and Senior Vice President, Strategic Planning for Papa John’s International. Prior to that, he served as its Chief of Staff and Vice President, Strategic Planning from June 2009 to June 2010. Prior to joining Papa John’s, Mr. Tucker served as the Chief Financial Officer of Evergreen Real Estate, from 2003 to 2009; and held leadership positions with several finance companies from 1999 to 2003. Previously, from 1994 to 1999, he served as the Director of Finance for Papa John’s International, Inc. Mr. Tucker has more than 20 years of corporate finance experience.
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
Ms. Fox has been Vice President and Chief Development Officer since June 2016. She has overseen development for the Jack in the Box brand since March 2014 (and supervised development at the Company’s two brands, Jack in the Box and Qdoba, from June 2016 until the sale of Qdoba in March 2018). Previously, she held numerous positions for the Jack in the Box brand, including: Division Vice President of Franchise Business Development since September 2013 and Division Vice President of Franchise Sales & Development since June 2011. From February 2011 to June 2011, she was Director of Franchise Business Development, and she previously had the same title in Franchise Sales since October 2010. Ms. Fox served in other capacities since joining the Company in 1997. Before joining Jack in the Box Inc., she was a licensed real estate agent and worked for several companies in the residential real estate industry. Ms. Fox has 26 years of real estate and development experience.
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
Mr. Martin has been Vice President and Chief Information Officer since November 2016. He was previously Executive Vice President and Chief Information Officer for Lytx Inc. (formerly DriveCam) from October 2011 to December 2014. He previously held IT leadership positions with Sony Electronics and PepsiCo, and from January 2015 until November 2016, was owner and a principal in Silicon Beach Advisors, a technology strategy consulting firm. Mr. Martin has over 25 years of experience in corporate IT and innovation.

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
Mr. Tom joined the company as Vice President and Chief Operating Officer in February 2018. Prior to joining the Company in February, Mr. Tom served as the Senior Vice President of Operations for JAB Beech Inc.’s Einstein Bros. Bagels brand from July 2015 to December 2016, and its Caribou Coffee brand from January 2017 to December 2017. From March 2006 to June 2015, Mr. Tom held several positions at Starbucks Coffee Company. From January 2014 to June 2015, he served as Director of Business Operations for all licensed stores in the U.S. and Canada. From May 2012 to December 2013, he served as the Director of Licensed Stores, and from 2006 to 2012 as the Director of Company Stores. Prior to joining Starbucks, Mr. Tom held several positions with YUM Brands International from 1991 to 2006. Mr. Tom has more than 15 years of experience in operation leadership positions in the restaurant industry.
Trademarks and Service Marks
The JACK IN THE BOX® name and logos are of material importance to us, and are registered trademarks and service marks in the United States and elsewhere. In addition, we have registered or applied to register numerous service marks and trade names for use in our businesses, including the Jack in the Box design marks and various product names and designs.
Seasonality
Restaurant sales and profitability are subject to seasonal fluctuations because of factors such as vacation and holiday travel, seasonal weather conditions, and weather crises, all of which affect the public’s dining habits.
Competition and Markets
The restaurant business is highly competitive and is affected by local and national economic conditions, including unemployment levels, population and socioeconomic trends, traffic patterns, local and national competitive changes, changes in consumer dining habits and preferences, and new information regarding diet, nutrition, and health, all of which may affect consumer spending habits. Key elements of competition in the industry are the quality and innovation in the food products offered, price and perceived value, quality of service experience (including technological and other innovations), speed of service, personnel, advertising and other marketing efforts, name identification, restaurant location, and image and attractiveness of the facilities.
Each restaurant competes directly and indirectly with a large number of national and regional restaurant chains, some of which have significantly greater financial resources, as well as with locally-owned or independent restaurants in the quick-service and the fast-casual segments, and with other consumer options including grocery and specialty stores, catering, and delivery services. In selling franchises, we compete with many other restaurant franchisors, some of whom have substantially greater financial resources.
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
Regulation
Each restaurant is subject to regulation by federal agencies, as well as licensing and regulation by state and local health, sanitation, safety, fire, zoning, building, consumer protection, taxing, and other agencies and departments. Restaurants are also subject to rules and regulations imposed by owners and operators of shopping centers, airports, or other locations where a restaurant is located. Difficulties or failures in obtaining and maintaining any required permits, licenses or approvals, or difficulties in complying with applicable rules and regulations, could result in restricted operations, closures of existing restaurants, delays or cancellations in the opening of new restaurants, increased cost of operations, or the imposition of fines and other penalties.
We are subject to federal, state, and local laws governing restaurant menu labeling, as well as laws restricting the use of, or requiring disclosures about, certain ingredients used in food sold at our restaurants.

We are also subject to federal, state, and international laws regulating the offer and sale of franchises, as well as judicial and administrative interpretations of such laws. Such laws impose registration and disclosure requirements on franchisors in the offer and sale of franchises, and may also apply substantive standards to the relationship between franchisor and franchisee, including limitations on the ability of franchisors to terminate franchises and alter franchise arrangements.
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
Our collection or use of personal information about our employees or our guests is regulated at the federal and state levels, including the California Consumer Privacy Act that is due to take effect January 1, 2020.
We are also subject to various federal, state, and local laws regulating the discharge of materials into the environment. The cost of complying with these laws increases the cost of operating existing restaurants and developing new restaurants. Additional costs relate primarily to the necessity of obtaining more land, landscaping, storm drainage control, and the cost of more expensive equipment necessary to decrease the amount of effluent emitted into the air, ground, and surface waters.
In addition to laws and regulations governing restaurant businesses directly, there are also regulations, such as the Food Safety Modernization Act, that govern the practices of food manufacturers and distributors, including our suppliers.
We have processes in place to monitor compliance with applicable laws and regulations governing our company operations.

ITEM 1A.    RISK FACTORS
We caution you that our business and operations are subject to a number of risks and uncertainties. The factors listed below are important factors that could cause our actual results to differ materially from our historical results and from projections in the forward-looking statements contained in this report, in our other filings with the SEC, in our news releases, and in oral statements by our representatives. However, other factors that we do not anticipate or that we do not consider significant based on currently available information may also have an adverse effect on our results.
Risks Related to Operating in the Restaurant Industry
We face significant competition in the food service industry and our inability to compete may adversely affect our business.
The food service industry is highly competitive with respect to price, service, location, product offering, image and attractiveness of the facilities, personnel, advertising, brand identification, and food quality. Our competition includes a large number of national and regional restaurant chains, as well as locally owned and independent businesses. In particular, we operate in the quick service restaurant chain segment, in which we face a number of established competitors, as well as frequent new entrants to the segment nationally and in regional markets. Some of our competitors have significantly greater financial, marketing, technological, personnel, and other resources than we do. In addition, many of our competitors have greater name recognition nationally or in some of the local or regional markets in which we have restaurants.
Additionally, the trend toward convergence in grocery, deli, delivery, and restaurant services is increasing the number of our competitors. For example, competitive pressures can come from deli sections and in-store cafes of major grocery store chains, including those targeted at customers who desire high-quality food and convenience, as well as from convenience stores and other dining outlets. These competitors may have, among other things, a more diverse menu, lower operating costs and prices, better locations, better facilities, more effective marketing, and more efficient operations than we do. Such increased competition could decrease the demand for our products and negatively affect our sales, operating results, profits, business and financial position, and prospects (collectively, our “financial results”).
While we continue to make improvements to our facilities, to implement new service, technology, and training initiatives, and to introduce new products, there can be no assurance that such efforts will generate increased sales or sufficient customer interest. Many of our competitors are remodeling their facilities, implementing service improvements, introducing a variety of new products and service offerings, and advertising that their ingredients are healthier or locally-sourced. Such competing products and health- or environmental-focused claims may hurt our competitive positioning as existing or potential customers could seek out other dining options.
Changes in demographic trends and in customer tastes and preferences could cause sales and the royalties that we receive from franchisees to decline.
Changes in customer preferences, demographic trends, and the number, type, and location of competing restaurants have great impact in the restaurant industry. Our sales and the royalties that we receive from franchisees could be impacted by changes in customer preferences related to dietary concerns, such as preferences regarding calories, sodium content, carbohydrates, fat, additives, and sourcing, or in response to environmental and animal welfare concerns. Such preference changes could result in customers favoring other foods to the exclusion of our menu items. If we fail to adapt to changes in customer preferences and trends, we may lose customers and our sales and the royalties we receive from franchisees may deteriorate.
Changes in consumer confidence and declines in general economic conditions could negatively impact our financial results.
The restaurant industry depends on consumer discretionary spending. We are impacted by consumer confidence, which is, in turn, influenced by general economic conditions and discretionary income levels. A material decline in consumer confidence or a decline in family “food away from home” spending could cause our financial results to decline. If economic conditions worsen, customer traffic could be adversely impacted if our customers choose to dine out less frequently or reduce the amount they spend on meals while dining out, which could cause our company and our franchised average restaurant sales to decline. An economic downturn may be caused by a variety of factors, such as macro-economic changes, increased unemployment rates, increased taxes, interest rates, or other changes in government fiscal policy. High gasoline prices, increased healthcare costs, declining home prices, and political unrest, foreign or domestic, may potentially contribute to an economic downturn, as may regional or local events, including natural disasters or local regulation. The impact of these factors may be exacerbated by the geographic profile of our Jack in the Box brand. Specifically, nearly 70% of the restaurants in our Jack in the Box system are located in the states of California and Texas. Economic conditions, state and local laws, or government regulations affecting those states may therefore more greatly impact our results than would similar occurrences in other locations.

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
We and our franchisees are subject to volatility in food and commodity costs and availability. Accordingly, our profitability depends in part on our ability to anticipate and react to changes in food costs and availability. As is true of all companies in the restaurant industry, we are susceptible to increases in food costs that are outside of our control. Factors that can impact food and commodity costs include general economic conditions, seasonal fluctuations, weather and climate conditions, global demand, trade protections and subsidies, food safety issues, infectious diseases, possible terrorist activity, currency fluctuations, product recalls, and government regulatory schemes. Additionally, some of our produce, meats, and restaurant supplies are sourced from outside the United States. Any new or increased import duties, tariffs, or taxes, or other changes in U.S. trade or tax policy, could result in higher food and commodity costs that would adversely impact our financial results.
Weather and climate related issues, such as freezes or drought, may lead to temporary or even longer-term spikes in the prices of some ingredients such as produce and meats, or of livestock feed. Increasing weather volatility or other long-term changes in global weather patterns, including any changes associated with global climate change, could have a significant impact on the price or availability of some of our ingredients. Any increase in the prices of the ingredients most critical to our menu, such as beef, chicken, pork, tomatoes, lettuce, dairy products, and potatoes could adversely affect our financial results. In the event of cost increases with respect to one or more of our raw ingredients, we may choose to change our pricing or suspend serving a menu item rather than paying the increased cost for the particular ingredient.
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
Further, we cannot assure you that we or our franchisees will be able to successfully anticipate and react effectively to changing food and commodity costs by adjusting purchasing practices or menu offerings. We and our franchisees also may not be able to pass along price increases to our customers as a result of adverse economic conditions, competitive pricing, or other factors. Therefore, variability of food and other commodity costs could adversely affect our profitability and results of operations.
Failure to receive scheduled deliveries of high quality food ingredients and other supplies could harm our operations and reputation.
Dependence on frequent deliveries of fresh produce and other food products subjects food service businesses such as ours to the risk that shortages or interruptions in supply could adversely affect the availability, quality or cost of ingredients or require us to incur additional costs to obtain adequate supplies. Deliveries of supplies may be affected by adverse weather conditions, natural disasters, labor shortages, or financial or solvency issues of our distributors or suppliers, product recalls, or other issues. Further, increases in fuel prices could result in increased distribution costs. In addition, if any of our distributors, suppliers, vendors, or other contractors fail to meet our quality or safety standards or otherwise do not perform adequately, or if any one or more of them seeks to terminate its agreement or fails to perform as anticipated, or if there is any disruption in any of our distribution or supply relationships or operations for any reason, our business reputation, financial condition, and results of operations may be materially affected.

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
Our restaurants currently have an ingredient mix that can be exposed to one or more food allergens, such as eggs, wheat, milk, fish, shellfish, tree nuts, peanuts, and soy. We employ precautionary allergen training steps for food handlers in order to minimize risk of allergen cross contamination and we post allergen information on nutritional posters in our restaurants or otherwise make such information available to guests upon request. Even with such precautionary measures, the potential risk of allergen cross contamination exists in a restaurant environment. A potentially serious allergic reaction by a guest may result in adverse public communication, media coverage, a decline in restaurant sales, and a material decline in our financial results.
Negative publicity relating to our business or industry could adversely impact our reputation.
Our business can be materially and adversely affected by widespread negative publicity of any type, particularly regarding food quality, food safety, nutritional content, safety or public health issues (such as outbreaks, epidemics, or the prospect of a pandemic), obesity or other health concerns, animal welfare issues, and employee relations issues, among other things. Adverse publicity in these areas could damage the trust customers place in our brand. The increasingly widespread use of mobile communications and social media platforms has amplified the speed and scope of adverse publicity and could hamper our ability to promptly correct misrepresentations or otherwise respond effectively to negative publicity, whether or not accurate. Any widespread negative publicity regarding the company, our brand, our vendors and suppliers, and our franchisees, or negative publicity about the restaurant industry in general, whether or not accurate, could cause a decline in restaurant sales, and could have a material adverse effect on our financial results.
Additionally, employee or customer claims against us or our franchisees based on, among other things, wage and hour violations, discrimination, harassment, or wrongful termination may also create negative publicity that could adversely affect us and divert financial and management resources that would otherwise be focused on the future performance of our operations. Consumer demand for our products could decrease significantly if any such incidents or other matters create negative publicity or otherwise erode consumer confidence in us, our brand or our products, or in the restaurant industry in general.

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
Labor is a primary component of our operating costs, and we believe good managers and crew are a key part of our success. We devote significant resources to recruiting and training our restaurant managers and crew. Increased labor costs due to factors such as competition for workers, labor market pressures, increased minimum wage requirements, paid sick leave or vacation accrual mandates, or other legal or regulatory changes, such as predictive scheduling, may adversely impact operating costs for us and our franchisees. Additional taxes or requirements to incur additional employee benefit costs, including the requirements of the Patient Protection and Affordable Care Act (the “Affordable Care Act”) or any new or replacement healthcare requirements, could also adversely impact our operating costs. Moreover, if restaurant managers do not schedule our restaurant crews efficiently, our restaurants may be overstaffed at some times, which adversely impacts our labor costs as a percentage of sales, decreasing our operating margins.
We believe that our continued success will depend, in part, on our ability to attract and retain the services of skilled personnel, from our senior management to our restaurant employees. The loss of the services of, or our inability to attract and retain, such personnel could have a material adverse effect on our business. We aim to reduce turnover among our restaurant crews and managers in an effort to retain top performing employees and better realize our investment in training new employees. Any failure to do so may adversely impact our operating results by increasing training costs and making it more difficult to deliver outstanding customer service, which could have a material adverse effect on our financial results.
We may not have the same resources as our competitors for marketing, advertising, and promotion.
Some of our competitors have greater financial resources, which enable them to: invest significantly more than us in advertising, particularly television and radio ads, as well as endorsements and sponsorships; have a presence across more media channels; and support multiple system and regional product launches at one time. Should our competitors increase spending on marketing, advertising, and promotion, or should the cost of advertising increase or our advertising funds decrease for any reason (including reduced sales, implementation of reduced spending strategies, or a decrease in the percentage contribution to the marketing funds for any reason), our results of operations and financial condition may be materially impacted.
In addition, our financial results may be harmed if our marketing, advertising, and promotional programs are less effective than those of our competitors. The growing prevalence and importance of social media platforms, behavioral advertising, and mobile technology also pose challenges and risks for our marketing, advertising, and promotional strategies; and failure to effectively use and gain traction on these platforms or technologies could cause our advertising to be less effective than our competitors. Moreover, improper or damaging use of social media or mobile technology, including by our employees, franchisees, or guests could increase our costs, lead to litigation, or result in negative publicity, all of which could have a material adverse effect on our financial results.
We may be adversely impacted by severe weather conditions, natural disasters, terrorist acts, or civil unrest that could result in property damage, injury to employees and staff, and lost restaurant sales.
Food service businesses such as ours can be materially and adversely affected by severe weather conditions, such as severe storms, hurricanes, flooding, prolonged drought, or protracted heat or cold waves, and by natural disasters, such as earthquakes and wild fires, or “man-made” calamities such as terrorist incidents or civil unrest, and their aftermath. Such occurrences could result in lost restaurant sales, property damage, lost products, interruptions in supply, and increased costs.
If systemic or widespread adverse changes in climate or weather patterns occur, we could experience more severe impact, which could have a material adverse effect on our financial results. The impact of these factors may be exacerbated by our geographic profile, as nearly 70% of the restaurants in our Jack in the Box system are located in the states of California and Texas.
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
We intend to grow the brand primarily through new restaurant development by franchisees, both in existing markets and in new markets. Development involves substantial risks, including the risk of:

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

•
in new geographic markets where we have limited or no existing locations, the inability to successfully expand or acquire critical market presence for our brand, acquire name recognition, successfully market our products or attract new customers;

•	operating cost levels that reduce the demand for, or raise the cost of, developing new restaurants;

•	the challenge of identifying, recruiting, and training qualified restaurant management;

•	the inability to obtain all required permits;

•	changes in laws, regulations, and interpretations, including interpretations of the requirements of the Americans with Disabilities Act;

•	unique regulations or challenges applicable to operating in non-traditional locations, such as airports, and military or government facilities; and

•	general economic and business conditions.
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
Our highly franchised business model presents a number of risks, and the failure of our franchisees to operate successful and profitable restaurants could negatively impact our business.
As of September 30, 2018, approximately 94% of our operating restaurant properties were franchised restaurants; therefore, our success increasingly relies on the financial success and cooperation of our franchisees, yet we have limited influence over their operations. Our income arises from two sources: fees from franchised restaurants (e.g., rent and royalties based on a percentage of sales) and, to a lesser degree, sales from our remaining Company-operated restaurants. Our franchisees manage their businesses independently, and therefore are responsible for the day-to-day operation of their restaurants. The revenues we realize from franchised restaurants are largely dependent on the ability of our franchisees to grow their sales. If our franchisees do not experience sales growth, our revenues and margins could be negatively affected as a result. Also, if sales trends worsen for franchisees, their financial results may deteriorate, which could result in, among other things, restaurant closures, or delayed or reduced payments to us. Our refranchising strategy has increased that dependence and the potential effect of those factors.

Our success also increasingly depends on the willingness and ability of our independent franchisees to implement shared strategies and major initiatives, which may include financial investment, and to remain aligned with us on operating and promotional plans. Franchisees’ ability to contribute to the achievement of our plans is dependent in large part on the availability to them of funding at reasonable interest rates and may be negatively impacted by the financial markets in general or by the credit worthiness of our franchisees or the Company. As small businesses, some of our franchise operators may be negatively and disproportionately impacted by strategic initiatives, capital requirements, inflation, labor costs, employee relations issues, or other causes. In addition, franchisees’ business obligations may not be limited to the operation of Jack in the Box restaurants, making them subject to business and financial risks unrelated to the operation of our restaurants. These unrelated risks could adversely affect a franchisee’s ability to make payments to us or to make payments on a timely basis. We cannot assure you that our franchisees will successfully participate in our strategic or marketing initiatives or operate their restaurants in a manner consistent with our requirements, standards, and expectations. As compared to some of our competitors, our brand has relatively fewer franchisees who, on average, operate more restaurants per franchisee. There are significant risks to our business if a franchisee, particularly one who operates a large number of restaurants, encounters financial difficulties, including bankruptcy, or fails to adhere to our standards, projecting an image inconsistent with our brand or negatively impacting our financial results.
Our operating performance could also be negatively affected if our franchisees experience food safety or other operational problems or project an image inconsistent with our brand and values, particularly if our contractual and other rights and remedies are limited, costly to exercise, or subjected to litigation and potential delays. If franchisees do not successfully operate restaurants in a manner consistent with our required standards, our brand’s image and reputation could be harmed, which in turn could hurt our business and operating results.
Our ownership mix also affects our results and financial condition. With an increase in the proportion of Jack in the Box franchised restaurants, the percentage of our revenues derived from royalties and rents at franchise restaurants has increased as has the risk that earnings could be negatively impacted by defaults in the payment of royalties and rents. The decision to own restaurants or to operate under franchise agreements is driven by many factors whose interrelationship is complex and changing. Our ability to achieve the benefits of our refranchising strategy, which involves a significant percentage of franchised restaurants, depends on various factors. Those factors include whether we have effectively selected franchisees that meet our rigorous standards, and whether their performance and the resulting ownership mix supports our brand and financial objectives.
We are subject to financial and regulatory risks associated with our owned and leased properties and real estate development projects.
We own or lease the real properties on which most of our restaurants are located and lease or sublease to the franchisee a majority of our franchised restaurant sites. Further, we own our principal executive offices, our Innovation Center, and approximately four acres of undeveloped land directly adjacent to the Innovation Center. We have engaged and continue to engage in real estate development projects. As is the case with any owner or operator of real property, we are subject to eminent domain proceedings that can impact the value of investments we have made in real property, and we are subject to other potential liabilities, cost and damages arising out of owning, operating, leasing, or otherwise having interests in real property.
Changes to estimates related to our property, fixtures, and equipment or operating results that are lower than our current estimates at certain restaurant locations may cause us to incur impairment charges on certain long-lived assets, which may adversely affect our results of operations.
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

Activities related to our sale of Qdoba, and our refranchising, restructuring, and cost savings initiatives entail various risks and may negatively impact our financial results.
We are continuously seeking the most cost-effective means and structure to serve our customers, protect our shareholders, and respond to changes in our markets. Over the past several years, we have refranchised a substantial portion of our Jack in the Box restaurants and during 2018 completed the sale of our Qdoba brand. Consistent with these changes, we are engaged in restructuring the remaining organization while we continue to support Qdoba under a transition services agreement. We are also engaged in restructuring activities in an effort to reduce overhead costs. As a result, restructuring costs are expected to be a recurring component of our operating costs and may vary significantly from year to year depending on the scope of such activities. Such restructuring costs and expenses could adversely impact our financial results.
Moreover, as we continue with those restructuring initiatives, the existing risks we face in our business may be intensified. Our cost savings initiatives also depend upon a variety of factors, including our ability to achieve efficiencies. If these various initiatives are not successful, take longer to complete than initially projected, or are not well executed, or if our cost reduction efforts adversely impact our effectiveness, our business operations, financial results, and results of operations could be adversely affected.
General Business Risks
We are subject to the risk of cybersecurity breaches, intrusions, data loss, or other data security incidents.
We and our franchisees rely on computer systems and information technology to conduct our business. We have instituted controls, including information security governance controls that are intended to protect our computer systems, our point of sale (“POS”) systems, and our information technology systems and networks; and adhere to payment card industry data security standards and limit third party access for vendors that require access to our restaurant networks. We also have business continuity plans that attempt to anticipate and mitigate failures. However, we cannot control or prevent every cybersecurity risk.
A material failure or interruption of service, or a breach in the security of our computer systems caused by malware or other attack, could cause reduced efficiency in operations, loss or misappropriation of data, or other business interruptions; or could negatively impact delivery of food to restaurants, or financial functions such as vendor payment, employee payroll, franchise operations reporting, or our ability to receive customer payments through our POS or other systems. Such events could negatively impact cash flows or require significant capital investment to rectify; result in damage to our business or reputation or loss of consumer confidence; and lead to potential costs, fines and litigation. These risks may be magnified by increased and changing regulations. The costs of compliance and risk mitigation planning, including increased investment in technology or personnel in order to protect valuable business or consumer information, have increased significantly in recent years, and may also negatively impact our financial results.
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
We collect and maintain personal information about our employees and our guests, and are seeking to provide our guests with new digital experiences. These digital experiences will require us to open up access into our Point of Sale systems to allow for capabilities like mobile order and pay, third party delivery, and digital menu boards. The collection and use of personal information is regulated at the federal and state levels; such regulations include the California Consumer Privacy Act that is due to take effect January 1, 2020 and which will require our instituting new processes and protections. We increasingly rely on cloud computing and other technologies that result in third parties holding significant amounts of customer or employee information on our behalf. There has been an increase over the past several years in the frequency and sophistication of attempts to compromise the security of these types of systems. If the security and information systems that we or our outsourced third-party providers use to store or process such information are compromised or if we, or such third parties, otherwise fail to comply with applicable laws and regulations, we could face litigation and the imposition of penalties that could adversely affect our financial performance. Our reputation as a brand or as an employer could also be adversely affected by these types of security breaches or regulatory violations, which could impair our ability to attract and retain qualified employees.

We may not be able to adequately protect our intellectual property, which could harm the value of our brand and adversely affect our business.
Our ability to successfully implement our business strategy depends, in part, on our ability to further build brand recognition using our trademarks, service marks, trade dress, and other proprietary intellectual property, including our name and logos, our strategy, and the ambiance of our restaurants. If our efforts to protect our intellectual property are inadequate, or if any third party misappropriates or infringes our intellectual property, either in print, or on the Internet or a social media platform, the value of our brand may be harmed, which could have a material adverse effect on our business and might prevent our brand from achieving or maintaining market acceptance.
We franchise our brand to various franchisees. While we try to ensure that the quality of our brand is maintained by all franchisees, we cannot assure that all franchisees will uphold brand standards so as not to harm the value of our intellectual property or our reputation.
We adjust our capital structure from time to time and we may increase our debt leverage, which would make us more sensitive to the effects of economic downturns.
On March 21, 2018, we amended our credit facility to extend the maturity date of both our term loan and revolving credit facility. As of September 30, 2018, the Company has a credit facility comprised of a $900.0 million revolving credit agreement and a $700.0 million term loan with a maturity date of March 19, 2020. Under this credit facility, we may also request the issuance of up to $75.0 million in letters of credit, the outstanding amount of which reduces our net borrowing capacity under the credit agreement. For additional information related to our credit facility, refer to Note 7, Indebtedness, of the notes to the consolidated financial statements. Increased leverage resulting from borrowings under our credit facility could have certain material adverse effects on the Company, including but not limited to the following:

•
our ability to obtain additional financing in the future for working capital, capital expenditures, acquisitions, and general corporate or other purposes could be impaired, or any such financing may not be available on terms favorable to us;

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

•	our ability to withstand competitive pressures may be decreased; and

•	our level of indebtedness may make us more vulnerable to economic downturns and reduce our flexibility in responding to changing business, regulatory, and economic conditions.
Our ability to repay expected borrowings under our credit facility and to meet our other debt or contractual obligations (including compliance with applicable financial covenants) will depend upon our future performance and our cash flows from operations, both of which are subject to prevailing economic conditions and financial, business, and other known and unknown risks and uncertainties, certain of which are beyond our control. In addition, to the extent that banks in our revolving credit facility become insolvent, our ability to borrow to the full level of our facility could be limited.
Changes in accounting standards may negatively impact our results of operations.
Changes in accounting standards, policies, or related interpretations by accountants or regulatory entities may negatively impact our financial results. We will adopt a new revenue accounting standard in the first quarter of fiscal 2019 that will change the timing of when we recognize revenue from franchise fees and require us to present certain transactions with our franchisees on a gross basis on our statements of earnings. Additionally, in fiscal 2020 we will adopt a new lease accounting standard that will significantly impact our balance sheet by increasing both our assets and liabilities. Furthermore, the liabilities will have a short-term and long-term component, while the related asset will all be classified as long-term. See Note 1, Nature of Operations and Summary of Significant Accounting Policies, of the notes to the consolidated financial statements for further discussion regarding the effect of new accounting pronouncements to be adopted in future periods. Many accounting standards require management to make subjective assumptions and estimates, such as those required for long-lived assets, retirement benefits, self-insurance, restaurant closing costs, goodwill and other intangibles, legal accruals, and income taxes. Changes in those underlying assumptions and estimates could significantly change our results.

We are subject to increasing legal complexity and may be subject to claims or lawsuits that are costly to defend and could result in our payment of substantial damages or settlement costs.
We are subject to complaints or litigation brought by former or current employees, customers, current or former franchisees, vendors, landlords, shareholders, competitors, government agencies, or others. We assess contingencies to determine the degree of probability and range of possible losses for potential accrual in our financial statements. An estimated loss contingency is accrued if it is probable that a liability has been incurred and the amount of loss can be reasonably estimated. Because lawsuits are inherently unpredictable and unfavorable resolutions could occur, assessing contingencies is highly subjective and requires judgments about future events. We regularly review contingencies to determine the adequacy of the accruals and related disclosures. However, the amount of ultimate loss may differ from these estimates. A judgment that is not covered by insurance or that is significantly in excess of our insurance coverage for any claims could materially adversely affect our financial results. In addition, regardless of whether any claims against us are valid or whether we are found to be liable, claims may be expensive to defend, and may divert management’s attention away from our operations and hurt our performance. Further, adverse publicity resulting from claims against us or our franchisees may harm our business or that of our franchisees.
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
We believe that we maintain insurance policies customary for businesses of our size, type, and experience. Historically, through the use of deductibles or self-insurance retentions, we retained a portion of expected losses for our workers’ compensation, general liability, certain employee medical and dental, employment, property, and other claims. However, there are types of losses that we may incur that cannot be insured against or that we believe are not economically reasonable to insure. Such losses could have a material adverse effect on our business and results of operations.
Risks Related to Our Common Stock
Our quarterly results and, as a result, the price of our common stock, may fluctuate significantly and could fall below the expectations of securities analysts and investors due to various factors.
Our quarterly results and the price of our common stock may each fluctuate significantly and could fail to meet the expectations of securities analysts and investors because of factors including:

•	actual or anticipated fluctuations in our operating results;

•	changes in earnings estimated by securities analysts or our ability to meet those estimates;

•	the operating and stock price performance of comparable companies;

•	changes in our stockholder base;

•	volatility of the stock market in general;

•	changes to the regulatory and legal environment in which we operate; and

•	general domestic and worldwide economic conditions.
As a result of these factors, results for any one quarter are not necessarily indicative of results to be expected for any other quarter or for any year. Same-store sales, system-wide sales, and earnings from continuing operations per share in any particular future period may decrease, or commodity, labor, or other operating costs and selling, general, and administrative expenses may increase. In the future, operating results may fall below the expectations of securities analysts and investors, which could cause the price of our common stock to fall. In addition, the stock market has historically experienced significant price and volume fluctuations. These fluctuations may be unrelated to the operating performance of particular companies. These broad market fluctuations may cause declines in the price of our common stock. The price of our common stock could fluctuate based upon factors that have little or nothing to do with our financial results, and those fluctuations could materially reduce the price of our common stock.

Actions of activist stockholders could cause us to incur substantial costs, divert management’s attention and resources, and have an adverse effect on our business.
From time to time, we may be subject to proposals by stockholders urging us to take certain corporate actions. If activist stockholder activities ensue, our business could be adversely affected because responding to proxy contests and reacting to other actions by activist stockholders can be costly and time-consuming, disrupt our operations and divert the attention of management and our employees. For example, we may be required to retain the services of various professionals to advise us on activist stockholder matters, including legal, financial, and communications advisers, the costs of which may negatively impact our future financial results. In addition, perceived uncertainties as to our future direction, strategy or leadership created as a consequence of activist stockholder initiatives may result in the loss of potential business opportunities, harm our ability to attract new investors, customers, employee, and joint venture partners, and cause our stock price to experience periods of volatility or stagnation.
Risks Related to Government Regulations
Governmental regulation, including in one or more of the following areas, may adversely affect our existing and future operations and results, including by harming our ability to profitably operate our restaurants.
Americans with Disabilities Act and Similar State Laws
We are subject to the Americans with Disabilities Act and similar state laws that give civil rights protections to individuals with disabilities in the context of employment, public accommodations, and other areas. The expenses associated with any modifications we may be required to undertake with respect to our restaurants or services, or any damages, legal fees, and costs associated with litigating or resolving claims under the ADA or similar state laws, could be material.
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
Local Licensure, Zoning, and Other Regulation
Each of our restaurants is subject to state and local licensing and regulation by health, sanitation, food, and workplace safety and other agencies. We may experience material difficulties, delays, or failures in obtaining the necessary licenses or approvals for new restaurants, which could delay planned restaurant openings. In addition, stringent and varied requirements of local regulators with respect to zoning, land use, and environmental factors could delay or prevent development of new restaurants in particular locations.
Environmental Laws
We are subject to federal, state, and local environmental laws and regulations concerning the discharge, storage, handling, release, and disposal of hazardous or toxic substances, as well as local ordinances restricting the types of packaging we can use in our restaurants. If and to the extent any hazardous or toxic substances are present on or adjacent to any of our restaurant locations, we believe any such contamination would be the responsibility of one or more third parties, and would have been or should be addressed by the responsible party. If the relevant third parties have not or do not address the identified contamination properly or completely, then under certain environmental laws, we could be held liable as an owner or operator to address any remaining contamination, sometimes without regard to whether we knew of, or were responsible for, the release or presence of hazardous or toxic substances. Any such liability could be material. Further, we may not have identified all of the potential environmental liabilities at our properties, and any such liabilities could have a material adverse effect on our financial results. We also cannot predict what environmental laws or laws regarding packaging will be enacted in the future, how existing or future environmental or packaging laws will be administered or interpreted, or the amount of future expenditures that we may need to make to comply with, or to satisfy claims relating to, such laws.
Employment and Immigration Laws
We and our franchisees are subject to the federal labor laws, including the Fair Labor Standards Act, as well as various state and local laws governing such matters as minimum wages, exempt status classification, overtime, breaks, schedules, and other working conditions for employees. Federal, state, and local laws may also require us to provide paid and unpaid leave, healthcare, or other benefits to our employees. Changes in the law, or penalties associated with any failure on our part to comply with legal requirements, could increase our labor costs or result in significant additional expense to us and our franchisees.

States in which we operate may adopt new immigration laws or enforcement programs, and the U.S. Congress and the Department of Homeland Security from time to time consider and may implement changes to federal immigration laws, regulations, or enforcement programs. Such changes and enforcement programs may increase our obligations for compliance and oversight, which could subject us to additional costs and make our hiring process more cumbersome. Although we require all workers to provide us with government-specified documentation evidencing their employment eligibility, some of our employees may, without our knowledge, be unauthorized workers. All of our Company employees, currently participate in the “E-Verify” program, an Internet-based, free program run by the United States government to verify employment eligibility. However, use of the “E-Verify” program does not guarantee that we will successfully identify all applicants who are ineligible for employment. Unauthorized workers are subject to deportation and may subject us to fines or penalties, and if any of our employees or our franchisees’ employees are found to be unauthorized we could experience adverse publicity that negatively impacts our brand and may make it more difficult to hire and keep qualified employees. Termination of a significant number of employees who are found to be unauthorized workers may disrupt operations, cause temporary increases in labor costs to train new employees, and result in additional adverse publicity. We could also become subject to fines, penalties, and other costs related to claims that we did not fully comply with all record keeping obligations of federal and state immigration compliance laws. These factors could materially adversely affect our financial results.
Franchising Activities
Our franchising activities are subject to federal regulations administered by the U.S. Federal Trade Commission, laws enacted by a number of states, and rules and regulations promulgated by the U.S. Federal Trade Commission. In particular, we are subject to federal and state laws regulating the offer and sale of franchises, as well as judicial and administrative interpretations of such laws. Such laws impose registration and disclosure requirements on franchisors in the offer and sale of franchises, and may also apply substantive standards to the relationship between franchisor and franchisee, including limitations on the ability of franchisors to terminate franchises and alter franchise arrangements. Failure to comply with new or existing franchise laws, rules, and regulations in any jurisdiction or to obtain required government approvals could negatively affect our ability to grow or expand our franchise business and sell franchises.
The proliferation of federal, state, and local regulations increases our compliance risks, which in turn could adversely affect our business.
The restaurant and retail industries are subject to extensive federal, state, and local laws and regulations, including regulations relating to:

•	the preparation, ingredients, labeling, packaging, advertising, and sale of food and beverages;

•	building and zoning requirements;

•	sanitation and safety standards;

•	employee healthcare, including the implementation and legal, regulatory, and cost implications of the Affordable Care Act;

•
labor and employment, including minimum wage adjustments, overtime, working conditions, employment eligibility and documentation, sick leave, and other employee benefit and fringe benefit requirements, Service Contract Act, and Office of Federal Contract Compliance Program requirements for restaurants located on federally regulated property, and changing judicial, administrative, or regulatory interpretations of federal or state labor laws;

•	the registration, offer, sale, termination, and renewal of franchises;

•	Americans with Disabilities Act;

•	payment cards;

•	climate change, including regulations related to the potential impact of greenhouse gases, water consumption, or taxes on carbon emissions; and

•	privacy obligations, including the recently passed California Consumer Privacy Act and other new or proposed federal and state regulations.
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
Changes in government regulation and consumer eating habits may impact the ingredients and nutritional content of our menu offerings, or require us to disclose the nutritional content of our menu offerings. For example, a number of states, counties, and cities have enacted menu labeling laws requiring multi-unit restaurant operators to disclose certain nutritional information to customers, or have enacted legislation restricting the use of certain types of ingredients in restaurants. Furthermore, the Affordable Care Act requires chain restaurants to publish calorie information on their menus and menu boards effective May 7, 2018. These and other requirements may increase our expenses, slow customers’ ordering process, or negatively influence the demand for our offerings; all of which can impact sales and profitability.
Compliance with current and future laws and regulations in a number of areas, including with respect to ingredients, nutritional content of our products, and packaging and serviceware may be costly and time-consuming. Additionally, if consumer health regulations change significantly, we may be required to modify our menu offerings or packaging, and as a result, may experience higher costs or reduced demand associated with such changes. Some government authorities are increasing regulations regarding trans-fats and sodium. While we have removed all artificial or “added during manufacturing” trans fats from our ingredients, some ingredients have naturally occurring trans-fats. Future requirements limiting trans-fats or sodium content may require us to change our menu offerings or switch to higher cost ingredients. These actions may hinder our ability to operate in some markets or to offer our full menu in these markets, which could have a material adverse effect on our business. If we fail to comply with such laws and regulations, our business could also experience a material adverse effect.
Failure to obtain and maintain required licenses and permits or to comply with food control regulations could lead to the loss of our food service licenses and, thereby, harm our business.
We are required, as a restaurant business, under state and local government regulations to obtain and maintain licenses, permits, and approvals to operate our businesses. Such regulations are subject to change from time to time. Any failure by us or our franchisees to obtain and maintain these licenses, permits, and approvals could adversely affect our financial results.

ITEM 1B.	UNRESOLVED STAFF COMMENTS
None.

ITEM 2.	PROPERTIES
The following table sets forth information regarding our operating restaurant properties as of September 30, 2018:

	Company- Operated	Franchise	Total
Company-owned restaurant buildings:
On company-owned land	8	201	209
On leased land	55	582	637
Subtotal	63	783	846
Company-leased restaurant buildings on leased land	74	1,063	1,137
Franchise directly-owned or directly-leased restaurant buildings	—	254	254
Total restaurant buildings	137	2,100	2,237
Our restaurant leases generally provide for fixed rental payments (with cost-of-living index adjustments) plus real estate taxes, insurance, and other expenses. In addition, approximately 14% of our leases provide for contingent rental payments between 1% and 15% of the restaurant’s gross sales once certain thresholds are met. We have generally been able to renew our restaurant leases as they expire at then-current market rates. The remaining terms of ground leases range from approximately less than one year to 50 years, including optional renewal periods. The remaining lease terms of our other leases range from approximately less than one year to 40 years, including optional renewal periods.
As of September 30, 2018, our restaurant leases had initial terms expiring as follows:

	Number of Restaurants
Fiscal Year	Ground Leases	Land and Building Leases
2019 – 2023	361	673
2024 – 2028	196	291
2029 – 2033	65	147
2034 and later	15	26
Our principal executive offices are located in San Diego, California in an owned facility of approximately 150,000 square feet. We also own our 70,000 square foot Innovation Center and approximately four acres of undeveloped land directly adjacent to it. We plan to sell our principal executive offices and consolidate our headquarters in the Innovation Center, which we believe will be suitable and adequate for our purposes.

ITEM 3.	LEGAL PROCEEDINGS
See Note 15, Commitments, Contingencies and Legal Matters, of the notes to the consolidated financial statements for a discussion of our legal proceedings.

ITEM 4.	MINE SAFETY DISCLOSURES
Not applicable.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS, AND ISSUER PURCHASES OF EQUITY SECURITIES
Market Information.  Our common stock is traded on the NASDAQ Global Select Market under the symbol “JACK.” The following table sets forth the high and low sales prices for our common stock during the fiscal quarters indicated, as reported on the NASDAQ Composite:

	12 Weeks Ended			16 Weeks Ended
	September 30, 2018	July 8, 2018	April 15, 2018	January 21, 2018
High	$93.98	$92.46	$95.99	$108.55
Low	$81.87	$79.23	$79.30	$90.59
	12 Weeks Ended			16 Weeks Ended
	October 1, 2017	July 9, 2017	April 16, 2017	January 22, 2017
High	$104.13	$113.00	$112.86	$113.30
Low	$90.89	$95.76	$93.04	$91.02
Dividends.  In fiscal 2018 and 2017, the Board of Directors declared four cash dividends of $0.40 per share each, and in fiscal 2016, declared four cash dividends of $0.30 per share each. Our dividend is subject to the discretion and approval of our Board of Directors and our compliance with applicable law, and depends upon, among other things, our results of operations, financial condition, level of indebtedness, capital requirements, contractual restrictions, restrictions in our credit agreement, and other factors that our Board of Directors may deem relevant.
Stock Repurchases. In May 2018, the Board of Directors approved a stock buyback program, which provided a repurchase authorization for up to $200.0 million in shares of our common stock, expiring November 2019. In the fourth quarter of 2018 we repurchased 1.6 million shares of our common stock at an aggregate cost of $140.0 million. During fiscal 2018, we repurchased 3.9 million shares of our common stock at an aggregate cost of $340.0 million. As of September 30, 2018, there was approximately $41.0 million remaining under the Board-authorized stock-buyback program, which expires in November 2019.

	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced programs	Maximum dollar value that may yet be purchased under these programs
				$181,019,870
July 9, 2018 - August 5, 2018	—	—	—	$181,019,870
August 6, 2018 - September 2, 2018	1,118,311	$89.42	1,118,311	$81,019,890
September 3, 2018 - September 30, 2018	476,552	$83.94	476,552	$41,019,892
Total	1,594,863		1,594,863
Stockholders.  As of November 16, 2018, there were 452 stockholders of record.

Securities Authorized for Issuance Under Equity Compensation Plans.  The following table summarizes the equity compensation plans under which Company common stock may be issued as of September 30, 2018. Stockholders of the Company have approved all plans requiring such approval.

	(a) Number of securities to be issued upon exercise of outstanding options, warrants and rights (1)	(b) Weighted-average exercise price of outstanding options (1)	(c) Number of securities remaining for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by security holders (2)	755,828	$87.61	2,023,830
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
Performance Graph.  The following graph compares the cumulative return to holders of the Company’s common stock at September 30th of each year to the yearly weighted cumulative return of a Peer Group Index and to the Standard & Poor’s (“S&P”) 500 Index for the same period. The below comparison assumes $100 was invested on September 30, 2013 in the Company’s common stock and in the comparison groups and assumes reinvestment of dividends. The Company paid dividends beginning in fiscal 2014.

Jack in the Box Inc.
S&P 500
Peer Group
$300
$250
$200
$150
$100
$50
$0
9/13
9/14
9/15
9/16
9/17
9/18

	2013	2014	2015	2016	2017	2018
Jack in the Box Inc.	$100	$172	$196	$248	$268	$224
S&P 500 Index	$100	$120	$119	$137	$163	$192
Peer Group (1)	$100	$130	$153	$133	$129	$174
____________________________

(1)
The Peer Group Index comprises the following companies: Brinker International, Inc.; Chipotle Mexican Grill Inc.; Cracker Barrel Old Country Store, Inc.; Dine Brands Global Inc.; Domino’s Pizza, Inc.; Papa John's Int'l, Inc.; Sonic Corp.; The Cheesecake Factory Inc.; and The Wendy’s Company.

ITEM 6.	SELECTED FINANCIAL DATA
Our fiscal year is 52 or 53 weeks, ending the Sunday closest to September 30. All years presented below include 52-weeks, except for 2016, which includes 53-weeks. The selected financial data reflects Qdoba Restaurant Corporation as discontinued operations for fiscal years 2014 through 2018. This selected financial data should be read in conjunction with our audited consolidated financial statements and accompanying notes and Management’s Discussion and Analysis of Financial Condition and Results of Operations included elsewhere in this Annual Report on Form 10-K. Our consolidated financial information may not be indicative of our future performance.

	Fiscal Year
	2018	2017	2016	2015	2014
	(dollars and shares in thousands, except per share data)
Statements of Earnings Data (1):
Total revenues	$869,690	$1,097,291	$1,162,258	$1,145,176	$1,127,244

Operating costs and expenses	$684,240	$893,272	$971,995	$990,178	$992,604
(Gains) losses on the sale of company-operated restaurants	(46,164)	(38,034)	(1,230)	3,139	3,548
Total operating costs and expenses, net	$638,076	$855,238	$970,765	$993,317	$996,152

Earnings from continuing operations	$104,339	$128,573	$106,473	$88,001	$79,260

Earnings per Share and Share Data:
Earnings per share from continuing operations (1):
Basic	$3.66	$4.20	$3.16	$2.34	$1.94
Diluted	$3.62	$4.16	$3.12	$2.30	$1.89
Cash dividends declared per common share (1)	$1.60	$1.60	$1.20	$1.00	$0.40
Weighted-average shares outstanding — Basic (1)(2)	28,499	30,630	33,735	37,587	40,781
Weighted-average shares outstanding — Diluted (1)(2)	28,807	30,914	34,146	38,215	41,973
Market price at year-end	$83.83	$101.92	$95.94	$79.71	$65.73

Other Operating Data:
Company-operated average unit volume (4)	$2,193	$1,874	$1,870	$1,858	$1,708
Franchise-operated average unit volume (3)(4)	$1,488	$1,475	$1,454	$1,429	$1,337
System average unit volume (3)(4)	$1,553	$1,543	$1,530	$1,510	$1,412
Change in fiscal basis company-operated same-store sales (3)	0.6%	(1.3)%	—%	5.1%	2.0%
Change in fiscal basis franchise-operated same-store sales (3)	0.1%	0.9%	1.6%	7.0%	2.0%
Change in fiscal basis system same-store sales (3)	0.1%	0.5%	1.2%	6.5%	2.0%
Capital expenditures from continuing operations (1)	$32,345	$33,284	$43,261	$51,289	$38,132
Balance Sheet Data (at end of period) (1):
Total assets	$823,397	$1,234,745	$1,345,012	$1,303,979	$1,270,665
Long-term debt, net of current maturities (5)	$1,037,927	$1,079,982	$934,672	$688,579	$497,012
Stockholders’ (deficit) equity (6)	$(591,699)	$(388,130)	$(217,206)	$15,953	$257,911
 ____________________________

(1)	Financial data was extracted or derived from our audited consolidated financial statements.

(2)	Weighted-average shares reflect the impact of common stock repurchases under Board-approved programs.

(3)
Changes in same-store sales and average unit volumes are presented for franchise restaurants and on a system-wide basis, which includes company and franchise restaurants. Franchise sales represent sales at franchise restaurants and are revenues of our franchisees. We do not record franchise sales as revenues; however, our royalty revenues and percentage rent revenues are calculated based on a percentage of franchise sales. We believe franchise and system sales growth and average unit volume information is useful to investors as a significant indicator of the overall strength of our business as it incorporates our significant revenue drivers, which are company and franchise same-store sales as well as net unit development. Company, franchise, and system changes in same-store sales include the results of all restaurants that have been open more than one year.

(4)	2016 average unit volume is adjusted to exclude the 53rd week for comparison purposes.

(5)
Amounts in 2018, 2017, and 2016 are net of $421, $639, and $2,140 of term loan debt issuance costs, respectively, due to the adoption in 2017 of new authoritative accounting guidance on the presentation of debt issuance costs.

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
Comparisons under this heading refer to the 52-week period ended September 30, 2018 and October 1, 2017 and the 53-week period ended October 2, 2016 for fiscal years 2018, 2017, and 2016, respectively, unless otherwise indicated.
Our MD&A consists of the following sections:

•	Overview — a general description of our business and fiscal 2018 highlights.

•	Financial reporting — a discussion of changes in presentation, if any.

•	Results of operations — an analysis of our consolidated statements of earnings for the three years presented in our consolidated financial statements.

•
Liquidity and capital resources — an analysis of our cash flows including pension and postretirement health contributions, capital expenditures, sale of company-operated restaurants, franchise tenant improvement allowance distributions, our credit facility, share repurchase activity, dividends, known trends that may impact liquidity, and the impact of inflation, if applicable.

•	Discussion of critical accounting estimates — a discussion of accounting policies that require critical judgments and estimates.

•	New accounting pronouncements — a discussion of new accounting pronouncements, dates of implementation, and the impact on our consolidated financial position or results of operations, if any.
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
Same-store sales, system restaurant sales, franchised restaurant sales, AUVs, and Adjusted EBITDA are not measurements determined in accordance with GAAP and should not be considered in isolation, or as an alternative to earnings from operations, or other similarly titled measures of other companies.

OVERVIEW
As of September 30, 2018, we operated and franchised 2,237 Jack in the Box quick-service restaurants, primarily in the western and southern United States, including one in Guam.
We derive revenue from retail sales at Jack in the Box company-operated restaurants and rental revenue, royalties (based upon a percent of sales), and franchise fees from franchise restaurants. In addition, we recognize gains or losses from the sale of company-operated restaurants to franchisees, which are included as a line item within operating costs and expenses, net, in the accompanying consolidated statements of earnings.
The following summarizes the most significant events occurring in fiscal 2018, and certain trends compared to the prior year:

•
Same-Store and System Sales — System same-store sales increased 0.1%, and system sales decreased $3.1 million, or 0.1%, compared with a year ago. A decrease in traffic at both company-operated and franchise-operated restaurants was offset by menu price increases.

•
Company Restaurant Operations — Company restaurant costs as a percentage of company restaurant sales improved to 73.6% from 75.8% in the prior year primarily due to the benefit of refranchising units that had lower AUVs than the average for all company restaurants.

•
Franchise Operations — Franchise costs as a percent of franchise revenues increased to 40.3%, from 39.2% in the prior year, primarily driven by a decrease in franchise fees resulting from the sale of 178 company-operated restaurants to franchisees in 2017 compared to 135 in 2018, incremental costs incurred in 2018 related to the implementation of a mystery guest program, and an increase in costs associated with franchisee restaurant remodels, partially offset by an increase in franchise restaurant AUVs.

•
Jack in the Box Franchising Program — Jack in the Box franchisees opened a total of 11 restaurants. As part of our refranchising strategy, we sold 135 company-operated restaurants to franchisees in several different markets during 2018 and generated proceeds from the sale of restaurants of $96.9 million. Our Jack in the Box system was 94% franchised at the end of fiscal 2018 as we completed our refranchising program.

•
Restructuring Costs (including costs related to the Qdoba Evaluation) — In 2016, we announced a plan to reduce our general and administrative costs, and in the third quarter of 2017, we began an evaluation of potential alternatives with respect to the Qdoba brand (the “Qdoba Evaluation”), which ultimately resulted in the sale of Qdoba (the “Qdoba Sale”). In connection with these activities, we have recorded $10.6 million of restructuring charges, which includes $7.8 million related to severance costs, and $2.2 million related to the Qdoba Evaluation. These costs are included in impairment and other charges, net, in the accompanying consolidated statements of earnings.

•
Return of Cash to Shareholders — We returned cash to shareholders in the form of share repurchases and quarterly cash dividends. We repurchased 3.9 million shares of our common stock at an average price of $86.86 per share, totaling $340.0 million, including the cost of brokerage fees. We also declared dividends of $1.60 per share totaling $45.7 million.

•	Adjusted EBITDA — Adjusted EBITDA decreased in 2018 to $264.2 million from $284.7 million in 2017 due primarily to the execution of our refranchising strategy.

•
Tax Reform — The Tax Cuts and Jobs Act (the “Tax Act”) was enacted into law on December 22, 2017, resulting in an annual statutory federal tax rate of 24.5% for fiscal 2018, and an estimated rate of 21.0% for subsequent fiscal years. As a result, we recognized a non-cash tax provision expense impact of $32.5 million, primarily related to the re-measurement of our deferred tax assets and liabilities due to the reduced tax rate.

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

FINANCIAL REPORTING
During fiscal 2012, we entered into an agreement to outsource our Jack in the Box distribution business. In fiscal 2018, the Board of Directors approved, and we entered into, a Stock Purchase Agreement to sell all issued and outstanding shares of Qdoba as the result of the Qdoba Evaluation. All results related to our distribution business and Qdoba operations are reported as discontinued operations for all periods presented. Refer to Note 2, Discontinued Operations, of the notes to the consolidated financial statements for additional information. Unless otherwise noted, amounts and disclosures throughout our MD&A relate to our continuing operations.
In the first quarter of fiscal 2018, we prospectively adopted Accounting Standards Update (“ASU”) 2016-09, Compensation - Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting, which is intended to simplify various aspects of accounting for share-based compensation arrangements, including the income tax impact, classification on the statement of cash flows, and forfeitures. Upon adoption, we recorded the excess tax benefits from share-based compensation arrangements of $2.0 million as a discrete item within income tax expense on the consolidated statements of earnings. This reclassification also impacted the related classification on our consolidated statements of cash flows as excess tax benefits from share-based compensation arrangements is only reported in cash flows from operating activities rather than as previously reported in cash flows from operating activities and cash flows used in investing activities. Upon adoption of the standard, we also began reporting cash paid to a taxing authority on an employee’s behalf when we directly withhold equivalent shares for taxes as cash flows used in financing activities. The standard also impacts the Company’s earnings per share calculation as the estimate of dilutive common share equivalents under the treasury stock method no longer assumes that the estimated tax benefits realized when an award is settled are used to repurchase shares. Lastly, the Company elected to account for forfeitures as they occur. A cumulative-effect adjustment was made in the amount of $0.2 million and recorded in 2018 retained earnings on the consolidated balance sheet. Refer to Note 1, Nature of Operations and Summary of Significant Accounting Policies, of the notes to consolidated financial statements for more information.

RESULTS OF OPERATIONS
The following table presents certain income and expense items included in our consolidated statements of earnings as a percentage of total revenues, unless otherwise indicated. Percentages may not add due to rounding.
CONSOLIDATED STATEMENTS OF EARNINGS DATA

	Fiscal Year
	2018	2017	2016
Revenues:
Company restaurant sales	51.5%	65.2%	67.9%
Franchise rental revenues	29.8%	21.1%	20.0%
Franchise royalties and other	18.7%	13.7%	12.1%
Total revenues	100.0%	100.0%	100.0%
Operating costs and expenses, net:
Company restaurant costs (excluding depreciation and amortization):
Food and packaging (1)	28.8%	28.9%	29.9%
Payroll and employee benefits (1)	28.8%	29.6%	28.3%
Occupancy and other (1)	16.0%	17.4%	16.4%
Total company restaurant costs (excluding depreciation and amortization) (1)	73.6%	75.8%	74.6%
Franchise occupancy expenses (excluding depreciation and amortization) (2)	61.1%	60.7%	59.2%
Franchise support and other costs (3)	7.1%	5.9%	7.9%
Selling, general and administrative expenses	12.3%	11.0%	13.1%
Depreciation and amortization	6.8%	6.1%	6.3%
Impairment and other charges, net	2.1%	1.2%	0.9%
Gains on the sale of company-operated restaurants	(5.3)%	(3.5)%	(0.1)%
Earnings from operations	26.6%	22.1%	16.5%
Income tax rate (4)	43.9%	36.9%	36.3%
  ____________________________

(1)	As a percentage of company restaurant sales.

(2)	As a percentage of franchise rental revenues.

(3)	As a percentage of franchise royalties and other.

(4)	As a percentage of earnings from continuing operations and before income taxes.
CHANGES IN SAME-STORE SALES

	Fiscal Basis		Calendar Basis (1)	Fiscal Basis
	2018	2017	2017	2016
Company	0.6%	(1.3)%	(1.1)%	—%
Franchise	0.1%	0.9%	0.9%	1.6%
System	0.1%	0.5%	0.5%	1.2%
____________________________

(1)
Due to the transition from a 53-week year in fiscal 2016 to a 52-week year in fiscal 2017, year-over-year fiscal period comparisons are off by one week. The change in same-store sales presented in the Calendar Basis column uses comparable calendar periods to balance the one-week shift from fiscal 2016 and to provide a clearer year-over-year comparison.

The following table summarizes the changes in company-operated same-store sales:

	Fiscal Basis		Calendar Basis	Fiscal Basis
	2018	2017	2017	2016
Transactions	(2.1)%	(5.5)%	(5.2)%	(2.9)%
Average check (1)	2.7%	4.2%	4.1%	2.9%
Change in same-store sales	0.6%	(1.3)%	(1.1)%	—%
____________________________

(1)
Amounts in 2018 include price increases of approximately 2.1%. Amounts in 2017 on a calendar and fiscal basis include price increases of approximately 2.2% and amounts in 2016 include price increases of approximately 3.0%.

The following table summarizes the changes in the number and mix of company and franchise restaurants in each fiscal year:

	2018			2017			2016
	Company	Franchise	Total	Company	Franchise	Total	Company	Franchise	Total
Beginning of year	276	1,975	2,251	417	1,838	2,255	413	1,836	2,249
New	1	11	12	2	18	20	4	12	16
Refranchised	(135)	135	—	(178)	178	—	(1)	1	—
Acquired from franchisees	—	—	—	50	(50)	—	1	(1)	—
Closed	(5)	(21)	(26)	(15)	(9)	(24)	—	(10)	(10)
End of year	137	2,100	2,237	276	1,975	2,251	417	1,838	2,255
% of system	6%	94%	100%	12%	88%	100%	18%	82%	100%
The following table summarizes the restaurant sales for company-owned, franchised, and total system sales (in thousands):

	2018	2017	2016
Company-owned restaurant sales	$448,058	$715,921	$789,040
Franchised restaurant sales	3,018,067	2,753,295	$2,723,965
System sales	$3,466,125	$3,469,216	$3,513,005
Below is a reconciliation of Non-GAAP Adjusted EBITDA to the most directly comparable GAAP measure, net earnings (in thousands):
ADJUSTED EBITDA

	2018	2017	2016
Net earnings - GAAP	$121,371	$135,332	$124,073
Earnings from discontinued operations, net of income taxes	(17,032)	(6,759)	(17,600)
Income taxes	81,728	75,332	60,740
Interest expense, net	45,547	38,148	24,280
Earnings from operations	231,614	242,053	191,493
Gains on the sale of company-operated restaurants	(46,164)	(38,034)	(1,230)
Impairment and other charges, net	18,418	13,169	9,929
Depreciation and amortization	59,422	67,398	72,786
Amortization of franchise tenant improvement allowances	862	121	3
Adjusted EBITDA - Non-GAAP	$264,152	$284,707	$272,981
Company Restaurant Operations
The following table presents company restaurant sales, costs, and restaurant costs as a percentage of the related sales in each fiscal year. Percentages may not add due to rounding (dollars in thousands):

	2018		2017		2016
Company restaurant sales	$448,058		$715,921		$789,040
Company restaurant costs:
Food and packaging	128,947	28.8%	206,653	28.9%	235,538	29.9%
Payroll and employee benefits	129,089	28.8%	211,611	29.6%	223,019	28.3%
Occupancy and other	71,803	16.0%	124,367	17.4%	129,763	16.4%
Total company restaurant costs	$329,839	73.6%	$542,631	75.8%	$588,320	74.6%

Company restaurant sales decreased $267.9 million in 2018 and $73.1 million in 2017 as compared with the respective prior year. In 2018, the decrease was primarily driven by a decrease in the average number of company restaurants resulting from the execution of our refranchising strategy and, to a lesser extent, by a decrease in traffic, which was more than offset by menu price increases and favorable product mix. In 2017, the decrease was primarily driven by a decrease in the average number of restaurants resulting from the execution of our refranchising strategy, additional sales in 2016 from a 53rd week and, to a lesser extent, a decrease in traffic, partially offset by menu price increases and favorable product mix. The following table presents the approximate impact of these (decreases) increases on company restaurant sales (in millions):

	2018 vs. 2017	2017 vs. 2016
Decrease in the average number of restaurants	$(389.6)	$(59.5)
53rd week	—	(15.1)
AUV increase	121.7	1.5
Total decrease in company restaurant sales	$(267.9)	$(73.1)
Fiscal basis same-store sales at company-operated restaurants increased 0.6% in 2018 compared with 2017 primarily due to menu price increases and favorable product mix, partially offset by a decline in transactions. In 2017, a decline in transactions was partially offset by menu price increases and favorable mix. The following table summarizes the increases (decreases) in company-operated fiscal basis same-store sales:

	2018 vs. 2017	2017 vs. 2016
Transactions	(2.1)%	(5.5)%
Average check (1)	2.7%	4.2%
Change in same-store sales	0.6%	(1.3)%
____________________________

(1)	Includes price increases of approximately 2.1% and 2.2% in 2018 and 2017, respectively.
Food and packaging costs as a percentage of company restaurant sales decreased to 28.8% in 2018 from 28.9% in 2017, and 29.9% in 2016. In 2018, the decrease was driven by menu price increases and favorable product mix, partially offset by higher commodity costs. In 2017, the decrease was driven by menu price increases and favorable product mix changes.
In 2018, commodity costs increased approximately 3.0% as higher costs for most commodities were partially offset by lower costs for cheese, poultry and produce. Eggs increased most significantly by approximately 12% and beef, our most significant commodity, increased by approximately 2% in 2018 compared with 2% in 2017 versus the prior year. In 2017, commodity costs decreased 0.3% as lower costs for eggs, produce and cheese were partially offset by higher costs for beverages, beef, potatoes and poultry.
Payroll and employee benefit costs as a percentage of company restaurant sales decreased to 28.8% in 2018 as compared to 29.6% in 2017, and 28.3% in 2016. In 2018, the decrease versus 2017 primarily resulted from the benefits of refranchising, partially offset by wage inflation resulting from an increase in the minimum wage in certain markets and a highly competitive labor market. In 2017, the increase was primarily due to wage inflation resulting from an increase in the minimum wage in certain markets, highly competitive labor markets, and labor management, and an increase in worker’s compensation costs during the year compared with 2016.
Occupancy and other costs decreased $52.6 million in 2018 and $5.4 million in 2017 as compared with the respective prior year and were 16.0%, 17.4%, and 16.4% of company restaurant sales in 2018, 2017, and 2016, respectively. In 2018, the decrease in occupancy and other costs was primarily driven by a decrease in the average number of restaurants, impacting occupancy and other costs by approximately $62 million, partially offset by higher costs for maintenance and repair expenses, property rent, and utilities. As a percentage of company restaurant sales, occupancy and other costs decreased in 2018 compared to 2017 primarily due to the benefit of refranchising units that had lower AUVs than the average for all company restaurants. In 2017, the $5.4 million decrease in occupancy and other costs was primarily the result of a decrease in the average number of restaurants, impacting occupancy and other costs by approximately $10 million, and additional costs of approximately $2.5 million in 2016 from a 53rd week, partially offset by higher costs for maintenance and repair expenses of approximately $4 million and, to a lesser extent, utilities. As a percentage of company restaurant sales, occupancy and other costs increased in 2017 versus 2016 due to higher operating costs.

Jack in the Box Franchise Operations
The following table presents Jack in the Box franchise revenues and costs in each fiscal year and other information we believe is useful in analyzing the change in franchise operating results (dollars in thousands):

	2018	2017	2016
Franchise rental revenues	$259,047	$231,578	$232,794

Royalties	155,939	141,457	138,424
Franchise fees and other	6,646	8,335	2,000
Franchise royalties and other	162,585	149,792	140,424
Total franchise revenues	421,632	381,370	373,218

Franchise occupancy expenses (excluding depreciation and amortization)	158,319	140,623	137,706
Franchise support and other costs	11,593	8,811	11,107
Total franchise costs	$169,912	$149,434	$148,813
Franchise costs as a % of total franchise revenues	40.3%	39.2%	39.9%

Average number of franchise restaurants	2,028	1,867	1,838
% increase	8.6%	1.6%
Franchised restaurant sales	$3,018,067	$2,753,295	$2,723,965
Franchise restaurant AUV (1)	$1,488	$1,475	$1,454
Increase in franchise-operated same-store sales	0.1%	0.9%	1.6%
Royalties as a percentage of total franchise restaurant sales	5.2%	5.1%	5.1%
____________________________

(1)	2016 AUV is adjusted to exclude the 53rd week for comparison purposes.
Franchise rental revenues increased $27.5 million, or 11.9%, in 2018, and decreased $1.2 million, or 0.5%, in 2017 as compared with the respective prior year. In 2018, the increase is primarily due to additional rental revenues in 2018 of approximately $28 million resulting from the net increase in the average number of restaurants leased or subleased from the Company due to our refranchising strategy. In 2017, the decrease primarily reflects an additional $4.4 million of rental revenues in 2016 from a 53rd week, partially offset by additional rental revenues of approximately $2 million in 2017 resulting from the net increase in the average number of restaurants leased or subleased from the Company due to our refranchising strategy, and, to a lesser extent, an increase in AUVs on a comparable 52 week basis.
Franchise royalties and other increased $12.8 million, or 8.5%, in 2018, and $9.4 million, or 6.7%, in 2017 versus the respective prior year. In 2018, the increase primarily reflects a $16.0 million increase in royalties driven by a net increase in the average number of franchise restaurants primarily resulting from our refranchising strategy. These increases were partially offset by a decrease in franchise fees of $1.6 million due to a decrease in the number of restaurants sold to franchisees in 2018 compared to 2017. The increase in 2017 is primarily due to additional franchise fees of $6.6 million related to the sale of 178 company-operated restaurants to franchisees during 2017, an increase in royalties of approximately $3 million driven by an increase in the average number of franchise restaurants, and, to a lesser extent, an increase in AUVs on a comparable 52 week basis.
Franchise occupancy expenses, principally rents on properties subleased or leased to franchisees, increased $17.7 million in 2018 and $2.9 million in 2017 as compared with the respective prior year. In 2018, the increase was primarily driven by a net increase in the average number of franchise-operated restaurants resulting from our refranchising strategy, contributing additional costs of approximately $17 million. In 2017, the increase relates to an increase in the average number of company-operated restaurants, contributing additional costs of approximately $2.3 million, and a decrease of $2.4 million in favorable lease commitment adjustments related to previously refranchised markets based on sales performance over the prior year. These increases were partially offset by decreases related to additional costs of approximately $2.6 million in 2016 for a 53rd week.
Franchise support and other costs increased $2.8 million in 2018 and decreased $2.3 million in 2017 as compared with the respective prior year. In 2018, the increase in costs was primarily related to incremental costs incurred in 2018 related to the implementation of a mystery guest program of $1.4 million and an increase in costs associated with franchise remodels in 2018 contributing additional costs of approximately $1.2 million. In 2017, costs decreased primarily due to savings realized from our restructuring plan.

Depreciation and Amortization
Depreciation and amortization decreased by $8.0 million in 2018 and $5.4 million in 2017 as compared with the respective prior year. In 2018, the decrease was primarily due to a decrease in equipment depreciation driven by a decrease in the average number of company-operated restaurants resulting from our refranchising activities in 2017 and 2018, and to a lesser extent, from a decline in depreciation resulting from our franchise building assets becoming fully depreciated. In 2017, the decrease was driven by a decrease in depreciation resulting from our franchise building assets becoming fully depreciated, additional costs of approximately $1.3 million in 2016 from a 53rd week, and a decrease in the average number of company-operated restaurants resulting from our refranchising activities.
Selling, general and administrative (“SG&A”) expenses
The following table presents the increase (decrease) in SG&A expenses in each fiscal year compared with the prior year (in thousands):

	2018 vs. 2017	2017 vs. 2016
Advertising	$(7,699)	$(3,909)
Insurance	(4,939)	(1,322)
Pre-opening costs	(2,754)	1,965
Region administration	(2,439)	(633)
Pension and postretirement benefits	(1,890)	(9,270)
Cash surrender value of COLI policies, net	2,376	1,035
Incentive compensation (including share-based compensation and related payroll taxes)	4,077	(14,935)
53rd week	—	(2,082)
Legal settlement	—	2,543
Other (includes transition services income and savings related to our restructuring plan)	(723)	(4,899)
	$(13,991)	$(31,507)
Advertising costs are primarily contributions to our marketing fund and are determined as a percentage of gross restaurant sales. Advertising costs in 2018 decreased due to a decrease in the number of company-operated restaurants resulting from our refranchising efforts. This decrease was partially offset by an increase in incremental contributions to the marketing fund of $5.7 million for additional system-wide promotional activity in 2018. In 2017, advertising costs decreased primarily due to a decrease in the number of company-operated restaurants, and a decrease in discretionary marketing fund contributions of $0.6 million.
Insurance costs in 2018 and 2017 decreased due to a decrease in workers’ compensation and general liability claim developments compared with the respective prior year and, to a lesser extent, a decrease in costs for group insurance related to lower claim payments.
Pre-opening costs in 2018 and 2017 changed versus the respective prior year primarily due to the acquisition of restaurants from a franchisee in the third quarter of 2017, resulting in $2.4 million in costs that were incurred while the restaurants were closed.
Region administration costs decreased in 2018 as compared to 2017 due primarily to workforce reductions related to our refranchising efforts. In 2017, the decrease primarily related to a decrease in incentive compensation related to lower performance levels as compared to target bonus levels for our region administration personnel, and to a lesser extent, workforce reductions related to our refranchising efforts.
Pension and postretirement benefit costs decreased in 2018 primarily due to an increase in the discount rates and higher than expected return on assets (“ROA”) in the prior year, partially offset by a decrease in the ROA assumption from 6.5% to 6.2% in 2018. In 2017, the decrease was primarily related to accelerated contributions made to our qualified pension plan in 2016, which resulted in a higher return on plan assets in fiscal 2017, and a decrease in our fiscal 2017 Pension Benefit Guaranty Corporation (“PBGC”) premiums, which is a component of our pension expense. To a lesser extent, the sunsetting of our qualified pension plan during fiscal 2016 resulted in a decrease in the service cost component of our expense in 2017.
The cash surrender value of our Company-owned life insurance (“COLI”) policies, net of changes in our non-qualified deferred compensation obligation supported by these policies, are subject to market fluctuations. The changes in market values were not material in 2018, had a positive impact of $2.3 million in 2017, and a positive impact of $3.4 million in 2016.
Incentive compensation increased in 2018 primarily due to higher levels of performance in 2018 versus the prior year as compared to target bonus levels, partially offset by a decrease in share-based compensation primarily related to forfeitures and a decrease in performance award vesting percentages. In 2017, incentive compensation decreased due primarily to lower levels of performance as compared to target bonus levels.

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
Impairment and other charges, net
The following table presents the components of impairment and other charges, net, in each fiscal year (in thousands):

	2018	2017	2016
Restructuring costs	$10,647	$3,631	$3,531
Costs of closed restaurants and other	4,803	5,736	2,457
Losses on disposition of property and equipment, net	1,627	2,891	2,398
Accelerated depreciation	1,130	911	1,543
Operating restaurant impairment charges (1)	211	—	—
	$18,418	$13,169	$9,929
___________________________________________

(1)	In 2018, impairment charges relate to our landlord’s sale of a restaurant property to a franchisee.
Impairment and other charges, net, increased $5.2 million in 2018 as compared to 2017 driven by a $7.0 million increase in restructuring costs primarily relating to severance. Refer to Note 9, Impairment and Other Charges, Net, of the notes to the consolidated financial statements for additional information regarding these charges.
In 2017, impairment and other charges, net, increased $3.2 million as compared to 2016 primarily due to a $3.3 million increase in costs associated with closed restaurant properties related to canceled capital projects and the closure of four restaurants acquired in fiscal 2017.
Gains (losses) on the sale of company-operated restaurants
The following table presents the gains on the sale of company-operated restaurants to franchisees, net, in each fiscal year (dollars in thousands):

	2018	2017	2016
Number of restaurants sold to Jack in the Box franchisees	135	178	1
Gains on the sale of company-operated restaurants	$46,164	$38,034	$1,230
Gains and losses are impacted by the number of restaurants sold and changes in average gains or losses recognized, which relate to specific sales and cash flows of those restaurants. In 2018, 2017, and 2016 gains on the sale of company-operated restaurants include additional proceeds of $1.4 million, $0.2 million, and $1.4 million, respectively, related to restaurants sold in previous years. Further, in 2018, gains were reduced by $8.7 million related to the modification of certain 2017 refranchising transactions. For additional detail, refer to Note 3, Summary of Refranchisings, Franchisee Development and Acquisitions, of the notes to the consolidated financial statements.
Interest Expense, Net
Interest expense, net, is comprised of the following in each fiscal year (in thousands):

	2018	2017	2016
Interest expense	$46,525	$38,220	$24,603
Interest income	(978)	(72)	(323)
Interest expense, net	$45,547	$38,148	$24,280
Interest expense, net, increased $7.4 million in 2018 as compared to a year ago primarily due to higher average interest rates, which contributed additional interest expense of approximately $6 million, and higher average borrowings, which contributed additional interest expense of approximately $4 million. Interest expense, net, increased $13.9 million in 2017 compared to 2016 primarily due to higher average borrowings, which contributed additional interest expense of approximately $8 million, and higher average interest rates, which contributed additional interest expense of approximately $4 million.

Income Taxes
Our effective tax rate for the year-to-date period ended September 30, 2018 was impacted by the Tax Cuts and Jobs Act (the “Tax Act”), which was enacted into law on December 22, 2017. As a fiscal year taxpayer, certain provisions of the Tax Act impacted us in fiscal year 2018, including a reduction in the U.S. federal statutory corporate income tax rate (the “Tax Rate”), while other provisions will be effective starting at the beginning of fiscal year 2019. The Tax Rate reduction was effective as of January 1, 2018, and was phased in, resulting in a statutory federal tax rate of 24.5% for our fiscal year ending September 30, 2018, and 21.0% for subsequent fiscal years.
As of September 30, 2018, we completed the accounting for the results of the Tax Act. The provision for income taxes is based on its effects on our existing deferred tax balances. Tax expense of $32.5 million year-to-date, including $2.4 million year-to-date benefit related to Qdoba, was recognized and is included as a component of income taxes from continuing operations. This tax expense consists primarily of a $31.1 million re-measurement of our deferred tax assets and liabilities due to the enactment of the Tax Act. The impact of the Tax Act is based upon interpretations which may be refined as further authoritative guidance is issued.
The income tax provisions reflect effective tax rates of 43.9%, 36.9%, and 36.3% of pretax earnings from continuing operations in 2018, 2017, and 2016, respectively. In 2018, the major components of the year-over-year change in tax rates were the non-cash impact of the enactment of the Tax Act, including the revaluation of all deferred tax assets and liabilities at the reduced federal statutory tax rate and an increase in the state statutory tax rate, partially offset by the decrease in the federal statutory tax rate and the excess tax benefit on 2018 stock compensation. The tax rate change from 2017 versus 2016 was primarily related to an increase in operating earnings before income taxes, a decrease in current year tax credits, and a decrease in gains from the market performance of insurance products used to fund certain non-qualified retirement plans, which are excluded from taxable income. These were partly offset by a partial release of valuation allowance against state tax credits.
Earnings from Continuing Operations
Earnings from continuing operations were $104.3 million, or $3.62 per diluted share, in 2018; $128.6 million, or $4.16 per diluted share, in 2017; and $106.5 million, or $3.12 per diluted share, in 2016. We estimate that the extra 53rd week in fiscal 2016 benefited net earnings from continuing operations by approximately $2.7 million, or $0.08 per diluted share in fiscal 2016.
Earnings from Discontinued Operations, Net
The losses from our distribution business and the earnings from Qdoba have been reported as discontinued operations for all periods presented. In fiscal years 2018, 2017, and 2016, the losses from our distribution business were immaterial to our consolidated results of operations. Earnings from discontinued operations, net of income taxes, related to Qdoba were $17.1 million in fiscal 2018, $7.5 million in fiscal 2017, and $17.9 million in fiscal 2016, and increased diluted earnings per share by $0.59, $0.24, and $0.52, respectively. Refer to Note 2, Discontinued Operations, of the notes to our consolidated financial statements for further information regarding our discontinued operations.

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
Based upon current levels of operations and anticipated growth, we expect that cash flows from operations, combined with other financing alternatives in place or available, will be sufficient to meet our capital expenditure, working capital, and debt service requirements for at least the next twelve months and the foreseeable future.
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
Cash Flows
The table below summarizes our cash flows from continuing operations activities for each of the last three fiscal years (in thousands):

	2018	2017	2016
Total cash provided by (used in) continuing operations:
Operating activities	$104,055	$133,689	$104,412
Investing activities	65,661	67,370	(32,500)
Financing activities	(445,529)	(223,644)	(43,591)
Net (decrease) increase in cash from continuing operations	$(275,813)	$(22,585)	$28,321
Operating Activities.  Operating cash flows decreased $29.6 million in 2018 compared with 2017 primarily due to the timing of October rent payments impacting cash flows by approximately $17 million, tenant improvement allowance distributions to franchisees in 2018 of $14.9 million, an increase in payments for interest of $9.8 million, and the timing of other working capital receipts and expenditures, partially offset by a $36.5 million decrease in payments for income taxes.
In 2017, operating cash flows increased $29.3 million compared with 2016 due primarily to a $95.0 million decrease in contributions to our qualified pension plan, approximately $34 million related to the timing of October rent payments, and an increase in earnings from continuing operations in 2017. These increases in operating cash flows in 2017 were partially offset by a $59.3 million and $12.8 million increase in tax and interest payments, respectively, made in 2017 compared to 2016, and a decrease of $17.3 million related to the timing of October minimum rent billings.
Pension and Postretirement Contributions — Our policy is to fund our pension plans at or above the minimum required by law. As of January 1, 2018, the date of our last actuarial funding valuation for our qualified pension plan, there was no minimum contribution funding requirement. In 2018 and 2017, we contributed $5.5 million and $5.4 million, respectively, to our pension and postretirement plans. We do not anticipate making any contributions to our qualified defined benefit pension plan in fiscal 2019. For additional information, refer to Note 11, Retirement Plans, of the notes to the consolidated financial statements.

Investing Activities.  Cash flows provided by investing activities decreased $1.7 million in 2018 as compared to 2017. This change primarily resulted from a decrease of $73.1 million in cash proceeds from the sale of company-operated restaurants, offset by a $53.0 million increase in repayments of notes issued in connection with 2018 refranchising transactions, and a $10.6 million increase in proceeds from the sale and leaseback of assets and sale of property and equipment.
Cash flows used in investing activities changed from a use of cash of $32.5 million in 2016 to a source of cash of $67.4 million in 2017, due primarily to $99.6 million in proceeds from the sale of 178 company-operated Jack in the Box restaurants to franchisees in 2017 and a decrease in cash used to purchase purchase of property and equipment, partially offset by a decrease in proceeds from the sale and leaseback of assets.
Capital Expenditures — The composition of capital expenditures in each fiscal year is summarized in the table below (in thousands):

	2018	2017	2016
Jack in the Box:
Restaurant facility expenditures	$17,949	$24,573	$25,985
New restaurants	2,088	1,279	11,526
Other, including information technology	7,572	3,574	1,096
	$27,609	$29,426	$38,607
Corporate Services:
Information technology	$4,584	$3,758	$4,413
Other, including facility improvements	152	100	241
	$4,736	$3,858	$4,654

Total capital expenditures	$32,345	$33,284	$43,261
Our capital expenditure program includes, among other things, investments in new locations and equipment, restaurant remodeling, and information technology enhancements. In 2018, capital expenditures decreased $0.9 million primarily resulting from a $6.6 million decrease in spending related to restaurant facility expenditures as part of our refranchising initiative, partially offset by a $4.8 million increase in spending related to restaurant and corporate services information technology, and a $0.8 million increase in spending related to building new restaurants.
In 2017, capital expenditures decreased $10.0 million compared with 2016 due primarily to a decrease in spending related to building new restaurants.
Assets Held for Sale and Leaseback — We use sale and leaseback financing to lower the initial cash investment in our restaurants to the cost of the equipment, whenever possible. During 2018, 2017, and 2016, we exercised our right of first refusal related to two, three, and five leased properties, respectively, which we intend to sell and leaseback within the next 12 months. The following table summarizes the cash flow activity related to sale and leaseback transactions in each fiscal year (dollars in thousands):

	2018	2017	2016
Number of restaurants sold and leased back	5	3	7
Proceeds from sale and leaseback of assets	$9,336	$6,057	$15,461
Purchases of assets intended for sale and leaseback	$(5,497)	$(5,686)	$(9,500)
As of September 30, 2018, we had an investment of approximately $2.6 million relating to one restaurant property that we expect to sell and leaseback during fiscal 2019.
Sale of Company-Operated Restaurants — We have continued to expand franchise ownership in the Jack in the Box system primarily through the sale of company-operated restaurants to franchisees. The following table details proceeds received in connection with our refranchising activities in each fiscal year (dollars in thousands):

	2018	2017	2016
Number of restaurants sold to franchisees	135	178	1
Total cash proceeds	$26,486	$99,591	$1,439
In 2018, 2017, and 2016, proceeds include $1.4 million, $0.2 million, and $1.4 million, respectively, related to Jack in the Box restaurants sold in previous years. For additional information, refer to Note 3, Summary of Refranchisings, Franchisee Development and Acquisitions, of the notes to the consolidated financial statements.

In 2018, we provided financing of $70.5 million in connection with refranchising transactions, of which $53.7 million has been repaid as of September 30, 2018.
Acquisition of Franchise-Operated Restaurants — We did not acquire any franchise restaurants in 2018. In 2017 and 2016, we acquired 50, and one Jack in the Box franchise restaurants, respectively. Of the restaurants acquired in 2017, 31 were as the result of an agreement with an underperforming franchisee that was in violation of franchise and lease agreements with the Company. Under this agreement, the franchisee voluntarily agreed to turn over the restaurants. The acquisition of the additional 19 restaurants in 2017 was the result of a legal action filed in September 2013 against a franchisee in which we obtained a judgment in January 2017 granting us possession of the restaurants.
Of the 50 restaurants acquired in 2017, we closed eight and sold 42 to franchisees. For additional information, refer to Note 3, Summary of Refranchisings, Franchisee Development and Acquisitions, and Note 9, Impairment and Other Charges, Net, of the notes to the consolidated financial statements.
The following table details franchise-operated restaurant acquisition activity in 2017 (dollars in thousands):

2017
Number of restaurants acquired from franchisees	50
Total consideration (1)	$15,862
____________________________

(1)	Consideration of $13.8 million is non-cash.
In 2017, total consideration was primarily allocated to goodwill, property and equipment acquired, intangible assets acquired, and liabilities assumed. For additional information, refer to Note 3, Summary of Refranchisings, Franchisee Development, and Acquisitions, of the notes to the consolidated financial statements.
Financing Activities.  Cash used in financing activities increased $221.9 million in 2018 and increased $180.1 million in 2017 as compared with the respective prior year. The increase in 2018 is primarily due to a net increase in payments under our credit facility related to the $260.0 million repayment made pursuant to the Qdoba Sale, partially offset by an increase in net revolver borrowings and a decrease in cash used to repurchase common stock. The increase in 2017 is due primarily to a net increase in payments under our credit facility and an increase in cash used to repurchase our common stock
Credit Facility — Our credit facility was amended on March 21, 2018, which extended the revolving credit agreement and the term loan maturity dates to March 19, 2020.
We are subject to a number of customary covenants under our credit facility, including limitations on additional borrowings, acquisitions, loans to franchisees, lease commitments, stock repurchases, dividend payments, and requirements to maintain certain financial ratios. We were in compliance with all covenants as of September 30, 2018.
At September 30, 2018, we had $336.4 million outstanding under the term loan, borrowings under the revolving credit agreement of $730.4 million, and letters of credit outstanding of $31.4 million. For additional information related to our credit facility, refer to Note 7, Indebtedness, of the notes to the consolidated financial statements.
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
Repurchases of Common Stock — During fiscal 2018, we repurchased 3.9 million shares at an aggregate cost of $340.0 million. As of September 30, 2018, there was approximately $41.0 million remaining under a stock buyback program, which expires in November 2019.
Repurchases of common stock included in our consolidated statement of cash flows for fiscal 2017 includes $7.2 million related to repurchase transactions traded in the prior fiscal year that settled in 2017. Repurchases of common stock included in our consolidated statements of cash flows for fiscal 2018 and 2016 exclude $14.4 million and $7.2 million, respectively, related to repurchase transactions that settled in the subsequent fiscal year. For additional information, refer to Note 13, Stockholders’ Equity, of the notes to the consolidated financial statements and Item 5, Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities, of this Report.

Dividends — In fiscal 2018 and 2017, the Board of Directors declared four cash dividends of $0.40 per share each, totaling $45.7 million and $49.2 million, respectively. In fiscal 2016, the Board of Directors declared four cash dividends of $0.30 per share each, totaling $40.5 million. Future dividends are subject to approval by our Board of Directors.
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
Contractual Obligations and Commitments
The following is a summary of our contractual obligations and commercial commitments as of September 30, 2018 (in thousands):

	Payments Due by Fiscal Year
	Total	Less than 1 year	1-3 years	3-5 years	After 5 years
Contractual Obligations:
Credit facility term loan (1)	$356,585	$56,618	$299,967	$—	$—
Revolving credit agreement (1)	779,668	32,831	746,837	—	—
Capital lease obligations	4,883	955	1,752	1,739	437
Operating lease obligations	1,138,984	193,439	336,991	220,404	388,150
Purchase commitments (2)	1,990,300	756,800	880,800	324,600	28,100
Benefit obligations (3)	70,739	11,965	12,897	13,099	32,778
Total contractual obligations	$4,341,159	$1,052,608	$2,279,244	$559,842	$449,465
Other Commercial Commitments:
Stand-by letters of credit (4)	$31,400	$31,400	$—	$—	$—
____________________________

(1)	Includes estimated interest expense based on rates in effect on September 30, 2018.

(2)	Includes purchase commitments for food, beverage, and packaging items to support system-wide restaurant operations.

(3)	Includes expected payments associated with our non-qualified defined benefit plan, postretirement healthcare plans and our non-qualified deferred compensation plan through fiscal 2028.

(4)	Consists primarily of letters of credit for workers’ compensation and general liability insurance.
We maintain a noncontributory defined benefit pension plan (“Qualified Plan”) covering substantially all full-time employees hired before January 1, 2011. Our policy is to fund our Qualified Plan at amounts necessary to satisfy the minimum amount required by law, plus additional amounts as determined by management to improve the plan’s funded status. Contributions beyond fiscal 2018 will depend on pension asset performance, future interest rates, future tax law changes, and future changes in regulatory funding requirements. Based on the funding status of our Qualified Plan as of our last measurement date, there was no minimum contribution required in 2018. For additional information related to our pension plans, refer to Note 11, Retirement Plans, of the notes to the consolidated financial statements.

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
Long-lived Assets — Property, equipment, and certain other assets, including amortized intangible assets, are reviewed for impairment on an annual basis or whenever events or changes in circumstances indicate that their carrying value may not be recoverable. This review generally includes a restaurant-level analysis, except when we are actively selling a group of restaurants, in which case we perform our impairment evaluations at the group level. Impairment evaluations for individual restaurants take into consideration a restaurant’s operating cash flows, the period of time since a restaurant has been opened or remodeled, refranchising expectations, and the maturity of the related market. Impairment evaluations for a group of restaurants take into consideration the group’s expected future cash flows and sales proceeds from bids received, if any, or fair market value based on, among other considerations, the specific sales and cash flows of those restaurants. If the assets of a restaurant or group of restaurants subject to our impairment evaluation are not recoverable based upon the forecasted, undiscounted cash flows, we recognize an impairment loss as the amount by which the carrying value of the assets exceeds fair value. Our estimates of cash flows used to assess impairment are subject to a high degree of judgment and may differ from actual cash flows due to, among other things, economic conditions or changes in operating performance.
Self-Insurance — We are self-insured for a portion of our losses related to workers’ compensation, general liability and other legal claims, and health benefits. In estimating our self-insurance accruals, we utilize independent actuarial estimates of expected losses, which are based on statistical analysis of historical data. These assumptions are closely monitored and adjusted when warranted by changing circumstances. Should a greater amount of claims occur compared to what was estimated, or should medical costs increase beyond what was expected, accruals might not be sufficient, and additional expense may be recorded.
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
Our primary exposure to risks relating to financial instruments is changes in interest rates. Our credit facility is comprised of a revolving credit facility and a term loan, bearing interest at an annual rate equal to the prime rate or LIBOR plus an applicable margin based on a financial leverage ratio, with a 0% floor on the LIBOR. As of September 30, 2018, the applicable margin for the LIBOR-based revolving loans and term loan was set at 2.25%.
We use interest rate swap agreements to reduce exposure to interest rate fluctuations. In April 2014, we entered into nine forward-starting interest rate swap agreements that effectively convert $300.0 million of our variable rate borrowings to a fixed rate basis from October 2014 through October 2018. In June 2015, we entered into eleven forward-starting interest rate swap agreements that effectively convert an additional $200.0 million of our variable rate borrowings to a fixed rate from October 2015 through October 2018, and $500.0 million from October 2018 through October 2022. Based on the applicable margin in effect as of September 30, 2018, these twenty interest rate swaps would yield average fixed rates of 4.87%, 5.14%, 5.32%, and 5.42% in fiscal years 2019 through 2022, respectively. For additional information related to our interest rate swaps, refer to Note 6, Derivative Instruments, of the notes to the consolidated financial statements.
A hypothetical 100 basis point increase in short-term interest rates, based on the outstanding unhedged balance of our revolving credit facility and term loan at September 30, 2018, would result in an estimated increase of $5.7 million in annual interest expense.
We are also exposed to the impact of commodity and utility price fluctuations. Many of the ingredients we use are commodities or ingredients that are affected by the price of other commodities, weather, seasonality, production, availability, and various other factors outside our control. In order to minimize the impact of fluctuations in price and availability, we monitor the primary commodities we purchase and may enter into purchasing contracts and pricing arrangements when considered to be advantageous. However, certain commodities remain subject to price fluctuations. We are exposed to the impact of utility price fluctuations related to unpredictable factors such as weather and various other market conditions outside our control. Our ability to recover increased costs for commodities and utilities through higher prices is limited by the competitive environment in which we operate. From time to time, we enter into futures and option contracts to manage these fluctuations. At September 30, 2018, we had no such contracts in place.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
The consolidated financial statements, related financial information, and the Report of Independent Registered Public Accounting Firm required to be filed are indexed on page F-1 and are incorporated herein.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
None.

ITEM 9A.	CONTROLS AND PROCEDURES
Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures
Based on an evaluation of the Company’s disclosure controls and procedures (as defined in Rule 13(a)-15(e) of the Securities Exchange Act of 1934, as amended), as of the end of the Company’s fiscal year ended September 30, 2018, the Company’s Chief Executive Officer and Chief Financial Officer (its principal executive officer and principal financial officer, respectively) have concluded that the Company’s disclosure controls and procedures were effective.
Changes in Internal Control Over Financial Reporting
There have been no significant changes in the Company’s internal control over financial reporting that occurred during the Company’s fiscal quarter ended September 30, 2018 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.
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
Management assessed the effectiveness of the Company’s internal control over financial reporting as of September 30, 2018. In making this assessment, our management used the criteria set forth in 2013 by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control-Integrated Framework. Management has concluded that, as of September 30, 2018, the Company’s internal control over financial reporting was effective, at a reasonable assurance level, based on these criteria.
The Company’s independent registered public accounting firm, KPMG LLP, has issued an audit report on the effectiveness of our internal control over financial reporting, which follows.

Report of Independent Registered Public Accounting Firm
To the Stockholders and Board of Directors
Jack in the Box Inc.:
Opinion on Internal Control Over Financial Reporting
We have audited Jack in the Box Inc. and subsidiaries’ (the Company) internal control over financial reporting as of September 30, 2018, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of September 30, 2018, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of September 30, 2018 and October 1, 2017, the related consolidated statements of earnings, comprehensive income, stockholders’ (deficit) equity, and cash flows for the fifty-two weeks ended September 30, 2018, October 1, 2017, and the fifty-three weeks ended October 2, 2016, and the related notes (collectively, the consolidated financial statements), and our report dated November 20, 2018 expressed an unqualified opinion on those consolidated financial statements.
Basis for Opinion
The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audit also included performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.
Definition and Limitations of Internal Control Over Financial Reporting
A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.
Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
/s/    KPMG LLP
San Diego, California
November 20, 2018

ITEM 9B.	OTHER INFORMATION
None.
PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
That portion of our definitive Proxy Statement appearing under the captions “Election of Directors,” “Director Qualifications and Biographical Information,” “Committees of the Board,” and “Section 16(a) Beneficial Ownership Reporting Compliance” to be filed with the Commission pursuant to Regulation 14A within 120 days after September 30, 2018 and to be used in connection with our 2019 Annual Meeting of Stockholders is hereby incorporated by reference.
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
We have adopted a Code of Ethics, which applies to all Jack in the Box Inc. directors, officers, and employees, including the Chief Executive Officer, Chief Financial Officer, Controller, and all of the financial team. The Code of Ethics is posted on the Company’s website, www.jackinthebox.com (under the “Investors — Corporate Governance — Code of Conduct” caption) and is available in print free of charge to any stockholder upon request. We intend to satisfy the disclosure requirement regarding any amendment to, or waiver of, a provision of the Code of Ethics for the Chief Executive Officer, Chief Financial Officer, and Controller or persons performing similar functions, by posting such information on our website. No such waivers have been issued during fiscal 2018.
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
That portion of our definitive Proxy Statement appearing under the caption “Executive Compensation,” “Director Compensation,” “Compensation Committee Interlocks and Insider Participation,” and “Compensation Committee Report” to be filed with the Commission pursuant to Regulation 14A within 120 days after September 30, 2018 and to be used in connection with our 2019 Annual Meeting of Stockholders is hereby incorporated by reference.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
That portion of our definitive Proxy Statement appearing under the caption “Security Ownership of Certain Beneficial Owners and Management” to be filed with the Commission pursuant to Regulation 14A within 120 days after September 30, 2018 and to be used in connection with our 2019 Annual Meeting of Stockholders is hereby incorporated by reference. Information regarding equity compensation plans under which Company common stock may be issued as of September 30, 2018 is set forth in Item 5 of this Report.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
That portion of our definitive Proxy Statement appearing under the caption “Certain Relationships and Related Transactions” and “Directors’ Independence,” if any, to be filed with the Commission pursuant to Regulation 14A within 120 days after September 30, 2018 and to be used in connection with our 2019 Annual Meeting of Stockholders is hereby incorporated by reference.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES
That portion of our definitive Proxy Statement appearing under the caption “Independent Registered Public Accounting Fees and Services” to be filed with the Commission pursuant to Regulation 14A within 120 days after September 30, 2018 and to be used in connection with our 2019 Annual Meeting of Stockholders is hereby incorporated by reference.
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

10.1.13
Fourth Amendment to the Credit Agreement dated March 21, 2018 by and among Jack in the Box, Wells Fargo Bank, National Association, the subsidiaries of Jack in the Box Inc. party thereto, and other lender parties thereto
		8-K	3/21/2018

10.2*	Form of Compensation and Benefits Assurance Agreement for Executives	10-Q	2/20/2008

10.2.1*	Form of Revised Compensation and Benefits Assurance Agreement for certain officers	10-Q	5/17/2012

10.2.2*	Form of Revised Compensation and Benefits Assurance Agreement for certain officers, dated May 8, 2014	10-K	11/21/2014

10.2.3*	Agreement to Provide Conditional Bonus Payment to Qdoba Brand President, dated August 3, 2017	10-K	11/30/2017

10.2.4*	Compensation and Benefits Assurance Agreement for Qdoba Brand President, dated October 10, 2017	10-K	11/30/2017

10.2.6*	Jack in the Box Inc. Chief Financial Officer Offer Letter, dated January 11, 2018	8-K	1/16/2018

10.2.7*	Jack in the Box Inc. Vice President, Chief Operating Officer Offer Letter, dated January 22, 2018	8-K	1/26/2018

10.2.8*	Retention Agreement with Iwona Alter, dated March 29, 2018	10-Q	5/17/2018

10.2.9*	Summary of Severance Benefits for Ray Pepper, General Counsel, dated August 8, 2018	10-K	Filed herewith

10.3*	Amended and Restated Supplemental Executive Retirement Plan	10-Q	2/18/2009

10.3.1 *	First Amendment to Jack in the Box Inc. Supplemental Executive Retirement Plan, As Amended and Restated Effective January 1, 2009	8-K	9/22/2015

10.4*	Amended and Restated Executive Deferred Compensation Plan	10-Q	2/18/2009

10.4.1 *	Jack in the Box Inc. Executive Deferred Compensation Plan, As Amended and Restated Effective January 1, 2016	8-K	9/22/2015

10.5*	Amended and Restated Deferred Compensation Plan for Non-Management Directors	10-K	11/22/2006

10.8*	Jack in the Box Inc. 2004 Stock Incentive Plan, Amended and Restated Effective February 17, 2012	DEF 14A	1/25/2017

10.8.1*	Form of Restricted Stock Award for officers and certain members of management under the 2004 Stock Incentive Plan	10-Q	8/5/2009

10.8.3*	Jack in the Box Inc. Non-Employee Director Stock Option Award Agreement under the 2004 Stock Incentive Plan	8-K	11/15/2005

10.8.4*	Form of Restricted Stock Unit Award Agreement for Non-Employee Director under the 2004 Stock Incentive Plan	10-K	11/20/2009

10.8.6*	Form of Restricted Stock Unit Grant Agreement for Non-Employee Directors under the 2004 Stock Incentive Plan	10-Q	5/14/2015

Number	Description	Form	Filed with SEC

10.8.9*	Form of Stock Option and Performance Share Awards Agreement under the 2004 Stock Incentive Plan	10-K	11/22/2013

10.8.10*	Form of Time-Vested Restricted Stock Unit Award Agreement under the 2004 Stock Incentive Plan	10-K	11/22/2013

10.8.11*	Form of Time-Vesting Restricted Stock Unit Award Agreement under the 2004 Stock Incentive Plan	10-Q	2/19/2015

10.8.12*	Form of Stock Option and Performance Share Award Agreement under the 2004 Stock Incentive Plan	10-Q	2/19/2015

10.8.13*	Form of Time-Vesting Restricted Stock Unit Award Agreement under the 2004 Stock Incentive Plan	10-Q	2/18/2016

10.8.14*	Form of Stock Option and Performance Share Award Agreement under the 2004 Stock Incentive Plan	10-Q	2/18/2016

10.8.15*	Form of Restricted Stock Unit Grant Agreement for Non-Employee Directors under the 2004 Stock Incentive Plan	10-Q	5/12/2016

10.10.2*	Jack in the Box Inc. Performance Incentive Plan, Effective February 13, 2016	DEF 14A	1/11/2016

10.11*	Form of Amended and Restated Indemnification Agreement between the registrant and individual directors, officers and key employees	10-Q	8/10/2012

21.1	Subsidiaries of the Registrant	_____	Filed herewith

23.1	Consent of Independent Registered Public Accounting Firm	_____	Filed herewith

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	_____	Filed herewith

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	_____	Filed herewith

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	_____	Filed herewith

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	_____	Filed herewith

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document
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
November 20, 2018
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.
Each person whose signature appears below constitutes and appoints Leonard A. Comma and Lance Tucker, jointly and severally, his attorneys-in-fact, each with the power of substitution, for him or her in any and all capacities, to sign any amendments to this report, and to file the same, with exhibits thereto and other documents in connection therewith with the Securities and Exchange Commission, hereby ratifying and confirming all that each of said attorneys-in-fact, or his substitute or substitutes may do or cause to be done by virtue hereof.

Signature	Title	Date

/s/ LEONARD A. COMMA	Chairman of the Board and Chief Executive Officer (principal executive officer)	November 20, 2018
Leonard A. Comma

/s/ LANCE TUCKER	Executive Vice President and Chief Financial Officer (principal financial officer and principal accounting officer)	November 20, 2018
Lance Tucker

/s/ DAVID L. GOEBEL	Director	November 20, 2018
David L. Goebel

/s/ SHARON P. JOHN	Director	November 20, 2018
Sharon P. John

/s/ MADELEINE A. KLEINER	Director	November 20, 2018
Madeleine A. Kleiner

/s/ MICHAEL W. MURPHY	Director	November 20, 2018
Michael W. Murphy

/s/ JAMES M. MYERS	Director	November 20, 2018
James M. Myers

/s/ DAVID M. TEHLE	Director	November 20, 2018
David M. Tehle

/s/ JOHN T. WYATT	Director	November 20, 2018
John T. Wyatt

/s/ VIVIEN M. YEUNG	Director	November 20, 2018
Vivien M. Yeung

Schedules not filed: All schedules have been omitted as the required information is inapplicable, immaterial, or the information is presented in the consolidated financial statements or related notes.

Report of Independent Registered Public Accounting Firm
To the Stockholders and Board of Directors
Jack in the Box Inc.:
Opinion on the Consolidated Financial Statements
We have audited the accompanying consolidated balance sheets of Jack in the Box Inc. and subsidiaries (the Company) as of September 30, 2018 and October 1, 2017, the related consolidated statements of earnings, comprehensive income, stockholders’ (deficit) equity, and cash flows for the fifty-two weeks ended September 30, 2018, October 1, 2017, and the fifty-three weeks ended October 2, 2016, and the related notes (collectively, the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of September 30, 2018 and October 1, 2017, and the results of its operations and its cash flows for the fifty-two weeks ended September 30, 2018, October 1, 2017, and the fifty-three weeks ended October 2, 2016, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of September 30, 2018, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated November 20, 2018 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.
Basis for Opinion
These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. Our audits included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ KPMG LLP

We have served as the Company’s auditor since 1986.
San Diego, California
November 20, 2018

JACK IN THE BOX INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share data)

	September 30, 2018	October 1, 2017
ASSETS
Current assets:
Cash	$2,705	$4,467
Accounts and other receivables, net	57,422	59,609
Inventories	1,858	3,445
Prepaid expenses	14,443	27,532
Current assets held for sale	13,947	42,732
Other current assets	4,598	1,493
Total current assets	94,973	139,278
Property and equipment, at cost:
Land	105,155	112,509
Buildings	934,360	958,841
Restaurant and other equipment	129,701	173,980
Construction in progress	20,815	16,787
	1,190,031	1,262,117
Less accumulated depreciation and amortization	(770,362)	(777,841)
Property and equipment, net	419,669	484,276
Other assets:
Intangible assets, net	600	1,413
Goodwill	46,749	51,412
Non-current assets held for sale	—	280,796
Other assets, net	261,406	277,570
Total other assets	308,755	611,191
	$823,397	$1,234,745
LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Current maturities of long-term debt	$31,828	$64,225
Accounts payable	44,970	28,366
Accrued liabilities	106,922	135,054
Current liabilities held for sale	—	34,345
Total current liabilities	183,720	261,990
Long-term liabilities:
Long-term debt, net of current maturities	1,037,927	1,079,982
Non-current liabilities held for sale	—	32,078
Other long-term liabilities	193,449	248,825
Total long-term liabilities	1,231,376	1,360,885
Stockholders’ deficit:
Preferred stock $0.01 par value, 15,000,000 shares authorized, none issued	—	—
Common stock $0.01 par value, 175,000,000 shares authorized, 82,061,661 and 81,843,483 issued, respectively	821	818
Capital in excess of par value	470,826	453,432
Retained earnings	1,561,353	1,485,820
Accumulated other comprehensive loss	(94,260)	(137,761)
Treasury stock, at cost, 56,325,632 and 52,411,407 shares, respectively	(2,530,439)	(2,190,439)
Total stockholders’ deficit	(591,699)	(388,130)
	$823,397	$1,234,745
See accompanying notes to consolidated financial statements.

JACK IN THE BOX INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF EARNINGS
(In thousands, except per share data)

	Fiscal Year
	2018	2017	2016
Revenues:
Company restaurant sales	$448,058	$715,921	$789,040
Franchise rental revenues	259,047	231,578	232,794
Franchise royalties and other	162,585	149,792	140,424
	869,690	1,097,291	1,162,258
Operating costs and expenses, net:
Company restaurant costs (excluding depreciation and amortization):
Food and packaging	128,947	206,653	235,538
Payroll and employee benefits	129,089	211,611	223,019
Occupancy and other	71,803	124,367	129,763
Total company restaurant costs	329,839	542,631	588,320
Franchise occupancy expenses (excluding depreciation and amortization)	158,319	140,623	137,706
Franchise support and other costs	11,593	8,811	11,107
Selling, general, and administrative expenses	106,649	120,640	152,147
Depreciation and amortization	59,422	67,398	72,786
Impairment and other charges, net	18,418	13,169	9,929
Gains on the sale of company-operated restaurants	(46,164)	(38,034)	(1,230)
	638,076	855,238	970,765
Earnings from operations	231,614	242,053	191,493
Interest expense, net	45,547	38,148	24,280
Earnings from continuing operations and before income taxes	186,067	203,905	167,213
Income taxes	81,728	75,332	60,740
Earnings from continuing operations	104,339	128,573	106,473
Earnings from discontinued operations, net of income taxes	17,032	6,759	17,600
Net earnings	$121,371	$135,332	$124,073

Net earnings per share — basic:
Earnings from continuing operations	$3.66	$4.20	$3.16
Earnings from discontinued operations	0.60	0.22	0.52
Net earnings per share (1)	$4.26	$4.42	$3.68
Net earnings per share — diluted:
Earnings from continuing operations	$3.62	$4.16	$3.12
Earnings from discontinued operations	0.59	0.22	0.52
Net earnings per share (1)	$4.21	$4.38	$3.63

Weighted-average shares outstanding:
Basic	28,499	30,630	33,735
Diluted	28,807	30,914	34,146

Cash dividends declared per common share	$1.60	$1.60	$1.20
________________________
(1) Earnings per share may not add due to rounding.
See accompanying notes to consolidated financial statements.

JACK IN THE BOX INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In thousands)

	Fiscal Year
	2018	2017	2016

Net earnings	$121,371	$135,332	$124,073
Cash flow hedges:
Net change in fair value of derivatives	18,769	19,768	(25,439)
Net loss reclassified to earnings	3,455	5,070	4,048
	22,224	24,838	(21,391)
Tax effect	(5,725)	(9,592)	8,281
	16,499	15,246	(13,110)
Unrecognized periodic benefit costs:
Actuarial gains (losses) arising during the period	31,478	49,025	(71,971)
Actuarial losses and prior service cost reclassified to earnings	4,988	6,429	4,546
	36,466	55,454	(67,425)
Tax effect	(9,544)	(21,418)	26,087
	26,922	34,036	(41,338)
Other:
Foreign currency translation adjustments	6	(35)	(70)
Tax effect	(2)	13	27
Derecognition of foreign currency translation adjustments due to sale	76	—	—
	80	(22)	(43)

Other comprehensive income (loss), net of taxes	43,501	49,260	(54,491)

Comprehensive income	$164,872	$184,592	$69,582
See accompanying notes to consolidated financial statements.

JACK IN THE BOX INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Fiscal Year
	2018	2017	2016
Cash flows from operating activities:
Net earnings	$121,371	$135,332	$124,073
Earnings from discontinued operations	17,032	6,759	17,600
Earnings from continuing operations	104,339	128,573	106,473
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	59,422	67,398	72,786
Franchise tenant improvement allowance amortization	862	121	3
Deferred finance cost amortization	2,803	3,487	2,736
Excess tax benefits from share-based compensation arrangements	(2,031)	(4,232)	(7,461)
Deferred income taxes	25,352	(16,074)	33,293
Share-based compensation expense	9,146	10,637	11,327
Pension and postretirement expense	2,324	4,215	13,484
Gains on cash surrender value of company-owned life insurance	(2,280)	(2,424)	(5,365)
Gains on the sale of company-operated restaurants	(46,164)	(38,034)	(1,230)
Losses on the disposition of property and equipment	1,627	2,891	2,280
Impairment charges and other	2,505	1,815	1,543
Changes in assets and liabilities, excluding acquisitions and dispositions:
Accounts and other receivables	24,220	(1,868)	(9,723)
Inventories	1,587	1,839	(181)
Prepaid expenses and other current assets	(9,432)	12,718	(13,966)
Accounts payable	4,890	(3,359)	2,739
Accrued liabilities	(38,329)	(16,654)	4,877
Pension and postretirement contributions	(5,467)	(5,363)	(101,052)
Franchise tenant improvement allowance disbursements	(14,893)	—	—
Other	(16,426)	(11,997)	(8,151)
Cash flows provided by operating activities	104,055	133,689	104,412
Cash flows from investing activities:
Purchases of property and equipment	(32,345)	(33,284)	(43,261)
Purchases of assets intended for sale and leaseback	(5,497)	(5,686)	(9,500)
Proceeds from the sale and leaseback of assets	9,336	6,057	15,461
Proceeds from the sale of company-operated restaurants	26,486	99,591	1,439
Collections on notes receivable	54,453	1,500	3,433
Proceeds from the sale of property and equipment	10,259	2,921	850
Other	2,969	(3,729)	(922)
Cash flows provided by (used in) investing activities	65,661	67,370	(32,500)
Cash flows from financing activities:
Borrowings on revolving credit facilities	757,100	747,900	705,000
Repayments of borrowings on revolving credit facilities	(523,700)	(533,300)	(817,578)
Proceeds from issuance of debt	—	—	417,578
Principal repayments on debt	(304,607)	(57,266)	(26,109)
Debt issuance costs	(1,366)	—	(2,385)
Dividends paid on common stock	(45,412)	(48,925)	(40,295)
Proceeds from issuance of common stock	7,959	5,165	10,564
Repurchases of common stock	(325,634)	(334,361)	(284,645)
Excess tax benefits from share-based compensation arrangements	—	4,232	7,461
Payroll tax payments for equity award issuances	(7,719)	(9,240)	(13,182)
Change in book overdraft	(2,150)	2,151	—
Cash flows used in financing activities	(445,529)	(223,644)	(43,591)
Cash flows used in (provided by) continuing operations	(275,813)	(22,585)	28,321

Net cash provided by operating activities of discontinued operations	4,823	47,388	42,951
Net cash provided by (used in) investing activities of discontinued operations	266,125	(34,031)	(71,897)
Net cash used in financing activities of discontinued operations	(78)	(138)	(45)
Net cash provided by (used in) discontinued operations	270,870	13,219	(28,991)
Effect of exchange rate changes on cash	6	(22)	(43)
Cash at beginning of year, including discontinued operations cash	7,642	17,030	17,743
Cash at end of year, including discontinued operations cash	$2,705	$7,642	$17,030
See accompanying notes to consolidated financial statements.

JACK IN THE BOX INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)
(Dollars in thousands)

	Number of Shares	Amount	Capital in Excess of Par Value	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock	Total
Balance at September 27, 2015	81,096,156	$811	$402,986	$1,316,119	$(132,530)	$(1,571,433)	$15,953
Shares issued under stock plans, including tax benefit	502,368	5	18,020	—	—	—	18,025
Share-based compensation	—	—	11,455	—	—	—	11,455
Dividends declared	—	—	103	(40,471)	—	—	(40,368)
Purchases of treasury stock	—	—	—	—	—	(291,853)	(291,853)
Net earnings	—	—	—	124,073	—	—	124,073
Foreign currency translation adjustment	—	—	—	—	(43)	—	(43)
Effect of interest rate swaps, net	—	—	—	—	(13,110)	—	(13,110)
Effect of actuarial losses and prior service cost, net	—	—	—	—	(41,338)	—	(41,338)
Balance at October 2, 2016	81,598,524	816	432,564	1,399,721	(187,021)	(1,863,286)	(217,206)
Shares issued under stock plans, including tax benefit	244,959	2	9,395	—	—	—	9,397
Share-based compensation	—	—	11,416	—	—	—	11,416
Dividends declared	—	—	155	(49,233)	—	—	(49,078)
Purchases of treasury stock	—	—	—	—	—	(327,153)	(327,153)
Net earnings	—	—	—	135,332	—	—	135,332
Foreign currency translation adjustment	—	—	—	—	(22)	—	(22)
Effect of interest rate swaps, net	—	—	—	—	15,246	—	15,246
Effect of actuarial gains and prior service cost, net	—	—	—	—	34,036	—	34,036
Other	—	—	(98)	—	—	—	(98)
Balance at October 1, 2017	81,843,483	818	453,432	1,485,820	(137,761)	(2,190,439)	(388,130)
Shares issued under stock plans, including tax benefit	218,178	3	8,204	—	—	—	8,207
Share-based compensation	—	—	9,017		—	—	9,017
Dividends declared	—	—	173	(45,687)	—	—	(45,514)
Purchases of treasury stock	—	—	—	—	—	(340,000)	(340,000)
Net earnings	—	—	—	121,371	—	—	121,371
Foreign currency translation adjustment	—	—	—	—	80	—	80
Effect of interest rate swaps, net	—	—	—	—	16,499	—	16,499
Effect of actuarial gains and prior service cost, net	—	—	—	—	26,922	—	26,922
Other	—	—	—	(151)	—	—	(151)
Balance at September 30, 2018	82,061,661	$821	$470,826	$1,561,353	$(94,260)	$(2,530,439)	$(591,699)

See accompanying notes to consolidated financial statements.

JACK IN THE BOX INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.    NATURE OF OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Nature of operations — Founded in 1951, Jack in the Box Inc. (the “Company”) operates and franchises Jack in the Box® quick-service restaurants. The following table summarizes the number of restaurants as of the end of each fiscal year:

	2018	2017	2016
Company-operated	137	276	417
Franchise	2,100	1,975	1,838
Total system	2,237	2,251	2,255
References to the Company throughout these notes to the consolidated financial statements are made using the first person notations of “we,” “us,” and “our.”
Basis of presentation — The accompanying consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”) and the rules and regulations of the Securities and Exchange Commission (“SEC”).
On December 19, 2017, we entered into a definitive agreement to sell Qdoba Restaurant Corporation (“Qdoba”), a wholly owned subsidiary of the Company that operates and franchises more than 700 Qdoba Mexican Eats®fast-casual restaurants, to certain funds managed by affiliates of Apollo Global Management, LLC (together with its consolidated subsidiaries, the “Buyer”). The sale was completed on March 21, 2018. For all periods presented in our consolidated statements of earnings, all sales, costs, expenses, and income taxes attributable to Qdoba, except as related to the impact of the decrease in the federal statutory tax rate (see Note 10, Income Taxes), have been aggregated under the caption “earnings from discontinued operations, net of income taxes.” Cash flows used in or provided by Qdoba operations have been aggregated in the consolidated statements of cash flows as part of discontinued operations. Prior year results have been recast to conform with the current presentation. Refer to Note 2, Discontinued Operations, for additional information.
Unless otherwise noted, amounts and disclosures throughout these notes to consolidated financial statements relate to our continuing operations.
Segment reporting — As a result of our sale of Qdoba, which has been classified as discontinued operations, we now have one reporting segment.
Reclassifications and adjustments — Certain prior year amounts in the consolidated financial statements have been reclassified due to the sale of Qdoba. See Note 2, Discontinued Operations, for further information regarding this sale and the resulting prior year reclassifications. We recorded certain adjustments in 2018 upon the adoption of a new accounting pronouncement; see details regarding the effects of the adoption on our consolidated financial statements below under the heading “Effect of new accounting pronouncements adopted in fiscal 2018.” Further, in 2018, we began presenting depreciation and amortization as a separate line item on our consolidated statements of earnings to better align with similar presentation made by many of our peers and to provide additional disclosure that is meaningful for our investors. The prior years consolidated statements of earnings were adjusted to conform with this new presentation. Depreciation and amortization were previously presented within company restaurant costs, franchise occupancy expenses, selling, general, and administrative expenses, and impairment and other charges, net, on our consolidated statements of earnings.
Fiscal year — Our fiscal year is 52 or 53 weeks ending the Sunday closest to September 30. Comparisons throughout these notes to the consolidated financial statements refer to the 52-week periods ended September 30, 2018 and October 1, 2017 for fiscal years 2018 and 2017, respectively, and 53-week period ended October 2, 2016 for fiscal year 2016.
Principles of consolidation — The consolidated financial statements include the accounts of the Company, its wholly-owned subsidiaries, and the accounts of any variable interest entities (“VIEs”) where we are deemed the primary beneficiary. All significant intercompany accounts and transactions are eliminated.
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
Use of estimates — In preparing the consolidated financial statements in conformity with U.S. GAAP, management is required to make certain assumptions and estimates that affect reported amounts of assets, liabilities, revenues, expenses, and the disclosure of contingencies. In making these assumptions and estimates, management may from time to time seek advice and consider information provided by actuaries and other experts in a particular area. Actual amounts could differ materially from these estimates.
Accounts and other receivables, net, is primarily comprised of receivables from franchisees, tenants, and credit card processors. Franchisee receivables primarily include rents, royalties, and marketing fees associated with lease and franchise agreements and notes issued in connection with refranchising transactions. Tenant receivables relate to subleased properties where we are on the master lease agreement. We accrue interest on notes receivable based on the contractual terms. The allowance for doubtful accounts is based on historical experience and a review of existing receivables. Changes in accounts and other receivables are classified as an operating activity in the consolidated statements of cash flows, except for changes in notes related to refranchising transactions, which are classified as an investing activity.
Inventories consist principally of food, packaging, and supplies, and are valued at the lower of cost or market on a first-in, first-out basis. Changes in inventories are classified as an operating activity in the consolidated statements of cash flows.
Assets held for sale typically represent the costs for new sites and existing sites that we plan to sell and lease back within the next year. Gains or losses realized on sale-leaseback transactions are deferred and amortized over the lease terms. Assets held for sale also periodically includes the net book value of property and equipment we plan to sell within the next year. If the determination is made that we no longer expect to sell an asset within the next year, the asset is reclassified out of assets held for sale. Assets held for sale consisted of the following at each fiscal year-end (in thousands):

	2018	2017
Assets held for sale and leaseback	$2,591	$10,152
Other property and equipment held for sale	11,356	8,315
Qdoba current assets held for sale	—	24,265
Assets held for sale	$13,947	$42,732
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
Buildings, equipment and leasehold improvements are generally depreciated using the straight-line method based on the estimated useful lives of the assets, over the initial lease term for certain assets acquired in conjunction with the lease commencement for leased properties, or the remaining lease term for certain assets acquired after the commencement of the lease for leased properties. In certain situations, one or more option periods may be used in determining the depreciable life of assets related to leased properties if we deem that an economic penalty would be incurred otherwise. In either circumstance, our policy requires lease term consistency when calculating the depreciation period, in classifying the lease and in computing straight-line rent expense. Building, leasehold improvement assets and equipment are assigned lives that range from 1 to 35 years. Depreciation expense related to property and equipment was $59.4 million, $67.4 million, and $72.8 million in fiscal year 2018, 2017, and 2016, respectively.

JACK IN THE BOX INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Impairment of long-lived assets — We evaluate our long-lived assets, such as property and equipment, for impairment on an annual basis or whenever events or changes in circumstances indicate that their carrying value may not be recoverable. This review generally includes a restaurant-level analysis, except when we are actively selling a group of restaurants in which case we perform our impairment evaluations at the group level. Impairment evaluations for individual restaurants may take into consideration a restaurant’s operating cash flows, the period of time since a restaurant has been opened or remodeled, refranchising expectations, if any, and the maturity of the related market, which are all significant unobservable inputs (“Level 3 Inputs”). Impairment evaluations for a group of restaurants take into consideration the group’s expected future cash flows and sales proceeds from bids received, if any, or fair market value based on, among other considerations, the specific sales and cash flows of those restaurants. If the assets of a restaurant or group of restaurants subject to our impairment evaluation are not recoverable based upon the forecasted, undiscounted cash flows, we recognize an impairment loss by the amount that the carrying value of the assets exceeds fair value. Refer to Note 9, Impairment and Other Charges, Net, for additional information. Long-lived assets that meet the held for sale criteria, which excludes assets intended to be sold and leased back, are held for sale and reported at the lower of their carrying value or fair value, less estimated costs to sell.
Goodwill and intangible assets — Goodwill is the excess of the purchase price over the fair value of identifiable net assets acquired, if any. We generally record goodwill in connection with the acquisition of restaurants from franchisees. Likewise, upon the sale of restaurants to franchisees, goodwill is decremented. The amount of goodwill written-off is determined as the fair value of the business disposed of as a percentage of the fair value of the reporting unit retained. If the business disposed of was never fully integrated into the reporting unit after its acquisition, and thus the benefits of the acquired goodwill were never realized, the current carrying amount of the acquired goodwill is written off. Goodwill and our other indefinite-lived intangible assets are evaluated for impairment annually, or more frequently if indicators of impairment are present. We first assess qualitative factors to determine whether the existence of events or circumstances lead to a determination that it is more likely than not that the fair value of a reporting unit or indefinite-lived asset is less than its carrying amount. If the qualitative factors indicate that it is more likely than not that the fair value is less than the carrying amount, we perform a single-step impairment test. To perform our impairment analysis, we estimate the fair value of the reporting unit or indefinite-lived asset using Level 3 Inputs and compare it to the carrying value. If the carrying value exceeds the fair value, an impairment loss is recognized equal to the excess.
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
Refer to Note 4, Goodwill and Intangible Assets, Net, for additional information.
Company-owned life insurance — We have purchased company-owned life insurance (“COLI”) policies to support our non-qualified benefit plans. The cash surrender values of these policies were $109.9 million and $110.1 million as of September 30, 2018 and October 1, 2017, respectively, and are included in other assets, net, in the accompanying consolidated balance sheets. Changes in cash surrender values are included in selling, general and administrative expenses in the accompanying consolidated statements of earnings. These policies reside in an umbrella trust for use only to pay plan benefits to participants or to pay creditors if the Company becomes insolvent.
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
Our franchise arrangements generally provide for franchise fees and continuing fees based upon a percentage of sales (“royalties”). In order to renew a franchise agreement upon expiration, a franchisee must obtain the Company’s approval and pay then current fees. Franchise development and license fees are recorded as deferred revenue until we have substantially performed all of our contractual obligations and the restaurant has opened for business. Franchise royalties are recorded in revenues on an accrual basis. Among other things, a franchisee may be provided the use of land and building, generally for a period of 20 years, and is required to pay negotiated rent, property taxes, insurance, and maintenance. Franchise rents based on fixed rental payments are recognized as revenue over the term of the lease. Certain franchise rents, which are contingent upon sales levels, are recognized in the period in which the contingency is met.

JACK IN THE BOX INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Gift cards — We sell gift cards to our customers in our restaurants and through selected third parties. The gift cards sold to our customers have no stated expiration dates and are subject to actual or potential escheatment rights in several of the jurisdictions in which we operate. We recognize income from gift cards when redeemed by the customer.
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
Amounts recognized on unredeemed gift card balances was $0.6 million, $0.5 million, and $0.4 million in fiscal 2018, 2017, and 2016, respectively.
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
Restaurant closure costs — All costs associated with exit or disposal activities are recognized when they are incurred. Restaurant closure costs, which are included in impairment and other charges, net, and gains on the sale of company-operated restaurants in the accompanying consolidated statements of earnings, primarily consist of future lease commitments, net, of anticipated sublease rentals, and expected ancillary costs.
Self-insurance — We are self-insured for a portion of our workers’ compensation, general liability, employee medical and dental, and automotive claims. We utilize a paid-loss plan for our workers’ compensation, general liability, and automotive programs, which have predetermined loss limits per occurrence and in the aggregate. We establish our insurance liability (undiscounted) and reserves using independent actuarial estimates of expected losses for determining reported claims and as the basis for estimating claims incurred, but not reported. As of September 30, 2018 and October 1, 2017, our estimated liability for general liability and workers’ compensation claims exceeded our self-insurance retention limits by $3.7 million and $3.9 million, respectively, which we expect our insurance providers to pay on our behalf in accordance with the contractual terms of our insurance policies.
Advertising costs — We administer a marketing fund that includes contractual contributions. In fiscal 2018, 2017, and 2016 the marketing funds at franchise and company-operated restaurants were approximately 5.0% of gross revenues, and the Company made incremental contributions to the marketing fund of $6.2 million, $0.5 million, and $1.1 million, respectively. To the extent contributions exceed marketing fund expenditures, the excess contributions are recorded as a liability in accrued liabilities on our consolidated balance sheet. To the extent expenditures temporarily exceed contributions, the difference is recorded as a receivable of the fund in accounts and other receivable, net, on our consolidated balance sheet. The contributions to the marketing fund are designated for sales driving and marketing-related initiatives and advertising, and we act as an agent for the franchisees with regard to these contributions. Therefore, we do not reflect franchisee contributions to the funds in our consolidated statements of earnings.
Production costs of commercials, programming, and other marketing activities are charged to the marketing funds when the advertising is first used for its intended purpose, and the costs of advertising are charged to operations as incurred. Total contributions and other marketing expenses are included in selling, general, and administrative expenses in the accompanying consolidated statements of earnings. In fiscal 2018, 2017, and 2016 advertising costs were $28.8 million, $36.5 million, and $41.2 million, respectively.
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
Effect of new accounting pronouncements adopted in fiscal 2018 — In March 2016, the FASB issued Accounting Standards Update (“ASU”) 2016-09, Compensation—Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting. This standard is intended to simplify various aspects of accounting for share-based compensation arrangements, including the income tax impact, classification on the statement of cash flows and forfeitures.We adopted this standard in the first quarter of fiscal 2018. Due to the adoption of the standard, in fiscal 2018 we prospectively reclassified excess tax benefits from share-based compensation arrangements of $2.0 million, as a discrete item within income tax expense on the consolidated statements of earnings. This also impacted the related classification on our consolidated statements of cash flows, as excess tax benefits from share-based compensation arrangements is only reported in cash flows from operating activities on a prospective basis, rather than as previously reported in cash flows from operating activities and cash flows used in financing activities. Upon adoption of the standard, we also began reporting cash paid to a taxing authority on an employee’s behalf when we directly withhold equivalent shares for taxes as cash flows used in financing activities, with the related tax withholding classified as a change in accounts and other receivables in cash flows from operating activities on our consolidated statements of cash flows. We retrospectively applied this new reporting of tax payments for equity award issuances on our consolidated statements of cash flows. The standard also impacted our earnings per share calculation on a prospective basis as the estimate of dilutive common share equivalents under the treasury stock method no longer assumes that the estimated tax benefits realized when an award is settled are used to repurchase shares. Lastly, the Company elected to account for forfeitures as they occur, and a cumulative-effect adjustment was made in the amount of $0.2 million and recorded in retained earnings as of October 2, 2017 on the consolidated balance sheet.
Effect of new accounting pronouncements to be adopted in future periods — In May 2014, the FASB issued ASU 2014-09, Revenue Recognition - Revenue from Contracts with Customers (Topic 606), which provides a comprehensive new revenue recognition model that requires an entity to recognize revenue in an amount that reflects the consideration the entity expects to receive for the transfer of promised goods or services to its customers. The standard also requires additional disclosure regarding the nature, amount, timing and uncertainty of revenue and cash flows arising from contracts with customers. We will adopt these standards in the first quarter of fiscal 2019 applying the modified retrospective method upon adoption.
The new revenue recognition standard will not impact our recognition of restaurant sales, rental revenues, or royalty fees from franchisees. The new pronouncement will change the way initial fees from franchisees for new restaurant openings or new franchise terms are recognized. Our current accounting policy is to recognize initial franchise fees when a new restaurant opens or at the start of a new franchise term. In accordance with the new guidance, the initial franchise services are not distinct from the continuing rights and services offered during the term of the franchise agreement, and will therefore be treated as a single performance obligation together with the continuing rights and services. As such, initial fees received will be recognized over the franchise term and any unamortized portion will be recorded as deferred revenue in the consolidated balance sheet. If the new guidance had been in effect for 2018 and 2017, the impact on our franchise fee revenues would have been as follows (in thousands):

	2018	2017
Franchise fees recognized under the current accounting standard	$6,416	$8,042
Franchise fee amortization that would have been recognized under the new standard	4,867	4,291
Net impact on revenue from franchise fees	$(1,549)	$(3,751)
Upon adoption of the new guidance, we expect to record approximately $50.0 million as deferred revenue on our October 1, 2018 consolidated balance sheet for previously recognized franchise fees with an offsetting adjustment to opening retained earnings.

JACK IN THE BOX INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The standard will also have an impact on transactions currently presented net and not included in our revenues and expenses such as franchisee contributions to and expenditures from our advertising fund, and sourcing and technology fee contributions from franchisees and the related expenses. We have determined that we are the principal in these arrangements, and as such we will record contributions to and expenditures from the advertising fund, and sourcing and technology fees and expenditures on a gross basis within our consolidated statements of earnings. While this change will materially impact our gross amount of reported revenues and expenses, the impact will be largely offsetting and we do not expect there to be a material impact on our reported net earnings. If the new guidance had been in effect for 2018 and 2017, our consolidated revenues and expenses would have increased by approximately $160 million and $150 million, respectively.
We are continuing to evaluate the impact that this pronouncement will have on our related disclosures. We are also implementing internal controls related to the recognition and presentation of revenues under the new guidance.
In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842), which requires a lessee to recognize assets and liabilities on the balance sheet for those leases classified as operating leases under previous guidance. In January 2018, the FASB issued ASU 2018-01, Leases (Topic 842): Land Easement Practical Expedient for Transition to Topic 842, which affects the guidance in ASU 2016-02. The standard permits the election of an optional transition practical expedient to not evaluate land easements that exist or expired before the adoption of Topic 842 and that were not previously accounted for as leases under Topic 840. In July 2018, the FASB issued ASU 2018-10, Codification Improvements to Topic 842 (Leases), and ASU 2018-11, Leases (Topic 842), Targeted Improvements, which provide (i) narrow amendments to clarify how to apply certain aspects of the new lease standard, (ii) entities with an additional transition method to adopt the new standard, and (ii) lessors with a practical expedient for separating components of a contract. Based on a preliminary assessment, we expect that most of our operating lease commitments will be subject to the new guidance and recognized as operating lease liabilities and right-of-use assets upon adoption, resulting in a significant increase in the assets and liabilities on our consolidated balance sheets. We will be required to adopt these standards in the first quarter of fiscal 2020 and are required to adopt using a modified retrospective transition approach. We are continuing our evaluation, which may identify additional impacts this standard and its amendments will have on our consolidated financial statements and related disclosures.
In March 2017, the FASB issued ASU 2017-07, Compensation - Retirement Benefits (Topic 715): Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost. This standard requires the presentation of the service cost component of net benefit cost to be in the same line item as other compensation costs arising from services rendered by the pertinent employees during the period. All other components of net benefit cost should be presented separately from the service cost component and outside of a subtotal of earnings from operations, or separately disclosed. We will be adopting this standard in the first quarter of fiscal 2019. Upon adoption of this standard, we will separately present the components of net periodic benefit cost, excluding the service cost component, outside of earnings from operations. In 2018, net periodic benefit cost, excluding the service cost component, was approximately $0.1 million.
2.    DISCONTINUED OPERATIONS
Distribution business — During fiscal 2012, we entered into an agreement with a third party distribution service provider pursuant to a plan approved by our Board of Directors to sell our Jack in the Box distribution business. During fiscal 2013, we completed the transition of our distribution centers. The operations and cash flows of the business have been eliminated and the results are reported as discontinued operations for all periods presented. In 2018, 2017, and 2016 the results of discontinued operations related to our distribution business were immaterial to our consolidated results of operations.
Qdoba — On December 19, 2017, we entered into a stock purchase agreement (the “Qdoba Purchase Agreement”) with the Buyer to sell all issued and outstanding shares of Qdoba (the “Shares”). The Buyer completed the acquisition of Qdoba on March 21, 2018 (the “Qdoba Sale”) for an aggregate purchase price of approximately $298.5 million.
We also entered into a Transition Services Agreement with the Buyer pursuant to which the Buyer is receiving certain services (the “Services”) to enable it to operate the Qdoba business after the closing of the Qdoba Sale. The Services include information technology, finance and accounting, human resources, supply chain, and other corporate support services. Under the Transition Services Agreement, the Services are being provided at cost for a period of up to 12 months, with two 3-month extensions available for certain services. In fiscal 2018 we recorded $7.9 million related to the Services in 2018 as a reduction of selling, general, and administrative expenses in the consolidated statements of earnings.

JACK IN THE BOX INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Further, we entered into an Employee Agreement with the Buyer pursuant to which we will continue to employ all Qdoba employees who work for the Buyer (the “Qdoba Employees”) from the date of closing of the Qdoba Sale through the earlier of: (a) following 30 days written notice from the Buyer of termination of the Employee Agreement, or (b) nine months following the closing of the Qdoba Sale. Upon termination of the Employee Agreement, the Qdoba Employees will become employees of the Buyer. During the term of the Employee Agreement, we will pay all wages and benefits of the Qdoba Employees and will receive reimbursement of these costs from the Buyer. During fiscal 2018, we paid $86.7 million of Qdoba wages and benefits pursuant to the Employee Agreement.
As the Qdoba Sale represents a strategic shift that will have a major effect on our operations and financial results, the Qdoba results are classified as discontinued operations in our consolidated statements of earnings and our consolidated statements of cash flows for all periods presented. Prior year results have been recast to conform with the current year presentation.
The following table summarizes the Qdoba results for each period (in thousands, except per share data):

	2018	2017	2016
Company restaurant sales	$192,620	$436,558	$415,495
Franchise revenues	9,337	20,065	21,578
Company restaurant costs (excluding depreciation and amortization)	(166,122)	(357,370)	(321,997)
Franchise costs (excluding depreciation and amortization)	(2,338)	(4,993)	(4,478)
Selling, general and administrative expenses	(19,286)	(36,706)	(43,063)
Depreciation and amortization	(5,012)	(21,500)	(19,965)
Impairment and other charges, net	(2,305)	(15,061)	(11,648)
Interest expense, net	(4,787)	(9,025)	(7,448)
Operating earnings from discontinued operations before income taxes	2,107	11,968	28,474
Gain on Qdoba Sale	30,717	—	—
Earnings from discontinued operations before income taxes	32,824	11,968	28,474
Income taxes	(15,726)	(4,518)	(10,605)
Earnings from discontinued operations, net of income taxes	$17,098	$7,450	$17,869

Net earnings per share from discontinued operations:
Basic	$0.60	$0.24	$0.53
Diluted	$0.59	$0.24	$0.52
Selling, general and administrative expenses presented in the table above include corporate costs directly in support of Qdoba operations. All other corporate costs were classified in results of continuing operations. Our credit facility required us to make a mandatory prepayment (“Qdoba Prepayment”) on our term loan upon the closing of the Qdoba Sale, which was $260.0 million. Interest expense associated with our credit facility was allocated to discontinued operations based on our estimate of the mandatory prepayment that was made upon closing of the Qdoba Sale. See Note 7, Indebtedness, of the notes to consolidated financial statements for additional information regarding the mandatory prepayment.

JACK IN THE BOX INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Assets sold and liabilities assumed by the Buyer in the Qdoba Sale included substantially all assets and liabilities associated with Qdoba, and were classified as held for sale on our consolidated balance sheets as of October 1, 2017. Prior year balances in our consolidated financial statements have been recast to conform with the current presentation. Upon classification of the Qdoba assets as held for sale, in accordance with the FASB authoritative guidance on financial statement presentation, the assets were no longer depreciated. The following table summarizes the major categories of assets and liabilities classified as held for sale in our consolidated balance sheet as of October 1, 2017 and acquired in the Qdoba Sale (in thousands):

October 1, 2017
Cash	$3,175
Accounts receivable, net	9,086
Inventories	3,202
Prepaid expenses and other current assets	8,802
Property and equipment, net	148,715
Intangible assets, net	12,660
Goodwill	117,636
Other assets, net	1,785
Total assets classified as held for sale (1)	$305,061

Accounts payable	$8,936
Accrued liabilities	25,251
Current maturities of long-term debt	158
Straight-line rent accrual	13,347
Deferred income tax liability (2)	6,421
Other long-term liabilities	12,310
Total liabilities classified as held for sale	$66,423
____________________________

(1)	Current assets held for sale as of October 1, 2017 include Jack in the Box assets held for sale of $18.5 million.

(2)
Prior to held for sale presentation, Qdoba’s deferred income tax liability as of January 22, 2017 was netted against the Jack in the Box deferred income tax assets in other assets, net, on our condensed consolidated balance sheet.

JACK IN THE BOX INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following is a reconciliation of the gain recorded for the Qdoba Sale (in thousands):

Net proceeds received from the Qdoba Sale (1)	$298,474
Qdoba assets:
Cash	3,113
Accounts receivable, net	9,461
Inventories	3,112
Prepaid expenses and other current assets	5,007
Property and equipment, net	164,075
Intangible assets, net	12,518
Goodwill	117,636
Other assets, net	2,604
Total Qdoba assets	317,526
Qdoba liabilities:
Accounts payable	7,847
Accrued liabilities	19,891
Current maturities of long-term debt	180
Straight-line rent accrual	14,595
Deferred income tax liability	8,676
Other long-term liabilities	11,144
Total Qdoba liabilities	62,333
Other costs incurred as part of the Qdoba Sale (2)	12,564
Gain on Qdoba Sale before income taxes	$30,717
____________________________

(1)
The proceeds received from the Qdoba Sale are net of the finalized working capital adjustment outlined in the Qdoba Purchase Agreement totaling $6.9 million, and the derecognition of foreign currency translation adjustments recorded in accumulated other comprehensive income of $0.1 million.

(2)	Costs directly incurred as a result of the Qdoba Sale, including investment bank fees, legal fees, professional fees, employee transaction awards, transfer taxes, and other costs.
Proceeds from the Qdoba Sale have been presented in the consolidated statement of cash flows within cash provided by discontinued operations in investing activities.
Lease guarantees — While all operating leases held in the name of Qdoba were part of the Qdoba Sale, some of the leases remain guaranteed by the Company pursuant to one or more written guarantees (the “Guarantees”). In the event Qdoba fails to meet its payment and performance obligations under such guaranteed leases, we may be required to make rent and other payments to the landlord under the requirements of the Guarantees. Should we, as guarantor of the lease obligations, be required to make any lease payments due for the remaining term of the subject lease(s) subsequent to March 21, 2018, the maximum amount we may be required to pay is approximately $38.7 million as of September 30, 2018. The lease terms extend for a maximum of approximately 17 more years as of September 30, 2018, and we would remain a guarantor of the leases in the event the leases are extended for any established renewal periods. In the event that we are obligated to make payments under the Guarantees, we believe the exposure is limited due to contractual protections and recourse available in the lease agreements, as well as the Qdoba Purchase Agreement, including a requirement of the landlord to mitigate damages by re-letting the properties in default, and indemnity from the Buyer. Qdoba continues to meet its obligations under these leases and there have not been any events that would indicate that Qdoba will not continue to meet the obligations of the leases. As such, we have not recorded a liability for the Guarantees as of September 30, 2018 as the likelihood of Qdoba defaulting on the assigned agreements was deemed to be less than probable.

JACK IN THE BOX INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

3.    SUMMARY OF REFRANCHISINGS, FRANCHISEE DEVELOPMENT AND ACQUISITIONS
Refranchisings and franchisee development — The following table summarizes the number of restaurants sold to franchisees, the number of restaurants developed by franchisees, and the related fees and gains recognized in each fiscal year (dollars in thousands):

	2018	2017	2016
Restaurants sold to franchisees	135	178	1
New restaurants opened by franchisees	11	18	12

Initial franchise fees	$5,890	$7,752	$553

Proceeds from the sale of company-operated restaurants:
Cash (1)	$26,486	$99,591	$1,439
Notes receivable (2)	70,461	—	—
	$96,947	$99,591	$1,439

Net assets sold (primarily property and equipment)	$(21,329)	$(30,597)	$(195)
Lease commitment charges (3)	—	(11,737)	—
Goodwill related to the sale of company-operated restaurants	(4,663)	(10,062)	(15)
Other (4)	(24,791)	(9,161)	1
Gains on the sale of company-operated restaurants	$46,164	$38,034	$1,230
____________________________

(1)
Amounts in 2018, 2017, and 2016 include additional proceeds of $1.4 million, $0.2 million, and $1.4 million related to the extension of the underlying franchise and lease agreements from the sale of restaurants in prior years.

(2)	During 2018, we collected payments of $53.7 million related to notes due from franchisees in connection with refranchising transactions.

(3)	Charges are for operating restaurant leases with lease commitments in excess of our sublease rental income.

(4)
Amounts in 2018 primarily represent $9.2 million of costs related to franchise remodel incentives, $8.7 million reduction of gains related to the modification of certain 2017 refranchising transactions, $2.3 million of maintenance and repair expenses and $3.7 million of other miscellaneous non-capital charges. Amounts in 2017 represent impairment of $4.6 million and equipment write-offs of $1.4 million related to restaurants closed in connection with the sale of the related markets, maintenance and repair charges, and other miscellaneous non-capital charges.

Franchise acquisitions — In 2018 we did not acquire any franchise restaurants. In fiscal 2017 we acquired 50 franchise restaurants. Of the 50 restaurants acquired, we took over 31 restaurants as a result of an agreement with an underperforming franchisee who was in violation of franchise and lease agreements with the Company. Under this agreement, the franchisee voluntarily agreed to turn over the restaurants. The acquisition of the additional 19 restaurants in 2017 was the result of a legal action filed in September 2013 against a franchisee, from which legal action we obtained a judgment in January 2017 granting us possession of the restaurants. Of the 50 restaurants acquired in 2017, we closed eight and sold 42 to franchisees. Refer to Note 9, Impairment and Other Charges, Net, for additional information regarding impairment charges related to the restaurants closed subsequent to acquisition. In 2016 we acquired one franchise restaurant. The acquisition had an immaterial impact on our consolidated financial statements.
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
The following table provides detail of the combined acquisitions in 2017 (dollars in thousands):

Restaurants acquired from franchisees	50

Goodwill	$13,059
Property and equipment	2,470
Intangible assets	1,260
Inventory	189
Liabilities assumed	(1,116)
Total consideration	$15,862
Of the total consideration, $13.8 million was non-cash consideration and is comprised of $9.9 million of receivables that were eliminated in acquisition accounting and $3.9 million of accounts payable that was recorded in acquisition accounting. The accounts payable recorded was primarily due to third parties to waive their liens and security interests on certain assets acquired.

JACK IN THE BOX INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

4.    GOODWILL AND INTANGIBLE ASSETS, NET
The changes in the carrying amount of goodwill during fiscal 2018 and 2017 were as follows (in thousands):

Balance at October 2, 2016	$48,415
Acquisition of franchise-operated restaurants	13,059
Sale of company-operated restaurants to franchisees	(10,062)
Balance at October 1, 2017	51,412
Sale of company-operated restaurants to franchisees	(4,663)
Balance at September 30, 2018	$46,749
Intangible assets, net, consist of the following as of the end of each fiscal year (in thousands):

	2018	2017
Gross carrying amount	$6,751	$7,463
Less accumulated amortization	(6,151)	(6,050)
Net carrying amount	$600	$1,413
Amortized intangible assets include lease acquisition costs and reacquired franchise rights. Total amortization expense related to intangible assets was $0.2 million in fiscal 2018, 2017, and 2016.
The following table summarizes, as of September 30, 2018, the estimated amortization expense for each of the next five fiscal years (in thousands):

2019	$113
2020	$103
2021	$91
2022	$33
2023	$16
5.    FAIR VALUE MEASUREMENTS
Financial assets and liabilities — The following table presents the financial assets and liabilities measured at fair value on a recurring basis (in thousands):

	Total	Quoted Prices in Active Markets for Identical Assets (3) (Level 1)	Significant Other Observable Inputs (3) (Level 2)	Significant Unobservable Inputs (3) (Level 3)
Fair value measurements as of September 30, 2018:
Non-qualified deferred compensation plan (1)	$37,447	$37,447	$—	$—
Interest rate swaps (Note 6) (2)	703	—	703	—
Total assets and liabilities at fair value	$38,150	$37,447	$703	$—

Fair value measurements as of October 1, 2017:
Non-qualified deferred compensation plan (1)	$37,219	$37,219	$—	$—
Interest rate swaps (Note 6) (2)	22,927	—	22,927	—
Total liabilities at fair value	$60,146	$37,219	$22,927	$—
 ____________________________

(1)
We maintain an unfunded defined contribution plan for key executives and other members of management. The fair value of this obligation is based on the closing market prices of the participants’ elected investments. The obligation is included in accrued liabilities and other long-term liabilities on our condensed consolidated balance sheets.

(2)
We entered into interest rate swaps to reduce our exposure to rising interest rates on our variable rate debt. The fair values of our interest rate swaps are based upon Level 2 inputs, which include valuation models as reported by our counterparties. These valuation models use a discounted cash flow analysis on the cash flows of each derivative. The key inputs for the valuation models are quoted market prices, discount rates, and forward yield curves. The Company also considers its own nonperformance risk and the respective counter-party’s nonperformance risk in the fair value measurements.

(3)	We did not have any transfers in or out of Level 1, 2, or 3.
The fair values of our debt instruments are based on the amount of future cash flows associated with each instrument discounted using our borrowing rate. At September 30, 2018, the carrying value of all financial instruments was not materially different from fair value, as the borrowings are prepayable without penalty. The estimated fair values of our capital lease obligations approximated their carrying values as of September 30, 2018.

JACK IN THE BOX INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Non-financial assets and liabilities — Our non-financial instruments, which primarily consist of property and equipment, goodwill, and intangible assets, are reported at carrying value and are not required to be measured at fair value on a recurring basis. However, whenever events or changes in circumstances indicate that their carrying value may not be recoverable, non-financial instruments are assessed for impairment. If the carrying values are not fully recoverable, they are written down to fair value.
In connection with our impairment reviews performed during 2018, we recorded $0.8 million of impairment charges resulting from the closure of ten franchise restaurants and one company-operated restaurant, $0.4 million resulting from changes in the market value of closed restaurant properties held for sale, and $0.2 million related to our landlord’s sale of a restaurant property to a franchisee. Refer to Note 9, Impairment and Other Charges, Net, for additional information regarding impairment charges.
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
Financial position — The following derivative instruments were outstanding as of the end of each fiscal year (in thousands):

	Balance Sheet Location	Fair Value
		2018	2017
Derivatives designated as hedging instruments:
Interest rate swaps	Accrued liabilities	$(26)	$(4,777)
Interest rate swaps	Other long-term liabilities	(1,266)	(18,150)
Interest rate swaps	Other assets, net	589	—
Total derivatives (Note 5)		$(703)	$(22,927)
Financial performance — The following table summarizes the accumulated OCI activity related to our interest rate swap derivative instruments in each fiscal year (in thousands):

	Location in Income	2018	2017	2016
Gain (loss) recognized in OCI	N/A	$18,769	$19,768	$(25,439)
Loss reclassified from accumulated OCI into net earnings	Interest expense, net	$3,455	$5,070	$4,048
Amounts reclassified from accumulated OCI into interest expense represent payments made to the counterparty for the effective portions of the interest rate swaps. During the fiscal years presented, our interest rate swaps had no hedge ineffectiveness.
7.    INDEBTEDNESS
The detail of our long-term debt at the end of each fiscal year is as follows (in thousands):

	2018	2017
Revolver, variable interest rate based on an applicable margin plus LIBOR, 4.50% at September 30, 2018	$730,422	$497,022
Term loan, variable interest rate based on an applicable margin plus LIBOR, 4.35% at September 30, 2018	336,360	639,385
Capital lease obligations, 3.60% weighted-average interest rate at September 30, 2018	4,403	9,940
	1,071,185	1,146,347
Less current maturities of long-term debt, net of $1,008 and $1,502 of term loan debt issuance costs, respectively	(31,828)	(64,225)
Less term loan debt issuance costs	(1,430)	(2,140)
	$1,037,927	$1,079,982

JACK IN THE BOX INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Amended credit facility — On March 21, 2018, we amended our credit facility. The amendment extends the maturity date of both our term loan and revolving credit facility from March 19, 2019 to March 19, 2020. The interest rate range on our credit facility did not change as a result of the amendment and continues to be based on our leverage ratio. This interest rate can range from the London Interbank Offered Rate (“LIBOR”) plus 1.25% to 2.25% with a 0% floor on the LIBOR. As a result of the amendment, the initial interest rate was reset to LIBOR plus 2.00%. As of September 30, 2018 the interest rate increased to 2.25%. As part of the credit facility we can request the issuance of up to $75.0 million in letters of credit, the outstanding amount of which reduces our net borrowing capacity under the agreement. As of September 30, 2018, we had outstanding letters of credit of $31.4 million and an unused borrowing capacity of $138.2 million.
Collateral — Under the amendment, we and certain of our subsidiaries reaffirmed our guarantees and the security interests in substantially all of our tangible and intangible property, with certain exceptions (including deposit accounts), to secure our obligations under the credit facility.
Covenants — We are subject to a number of customary covenants under our credit facility, including limitations on additional borrowings, acquisitions, loans to franchisees, lease commitments, stock repurchases, and dividend payments, and requirements to maintain certain financial ratios defined in the credit agreement. The amendment raised the maximum leverage ratio from 4.0 times to 4.5 times, and permits unlimited cash dividends and share repurchases if pro forma leverage is less than 4.0 times, subject also to pro forma fixed charge covenant compliance.
Future cash payments — Our credit facility requires us to make certain mandatory prepayments under certain circumstances and we have the option to make certain prepayments without premium or penalty. The credit facility includes events of default (and related remedies, including acceleration and increased interest rates following an event of default) that are customary for facilities and transactions of this type. Pursuant to the credit facility and amendment, we repaid $260.0 million on the term loan facility upon closing of the Qdoba Sale. Refer to Note 2, Discontinued Operations, for additional information regarding the Qdoba Sale and related prepayment. The payment schedule for the term loan facility was amended to reflect this payment and the extended maturity. The amended term loan facility requires amortization in the form of quarterly installments of $10.7 million from June 2018 through December 2019 with the remainder due at the expiration of the term loan agreement in March 2020.
Scheduled principal payments on our long-term debt outstanding at September 30, 2018 for each of the next five fiscal years and thereafter are as follows (in thousands):

2019	$32,837
2020	1,035,548
2021	793
2022	819
2023	846
Thereafter	342
$1,071,185
8.    LEASES
As lessee — We lease restaurants and other facilities, which generally have renewal clauses of 1 to 20 years exercisable at our option. In some instances, these leases have provisions for contingent rentals based upon a percentage of defined revenues. Many of our restaurant and other facility leases also have rent escalation clauses and require the payment of property taxes, insurance, and maintenance costs. We also lease certain restaurant and office equipment. Minimum rental obligations are accounted for on a straight-line basis over the term of the initial lease, plus lease option terms for certain locations.
The components of rent expense were as follows in each fiscal year (in thousands):

	2018	2017	2016
Minimum rentals	$184,106	$185,696	$188,486
Contingent rentals	2,221	2,419	2,199
Total rent expense	186,327	188,115	190,685
Less rental expense on subleased properties	(162,640)	(145,728)	(145,119)
Net rent expense	$23,687	$42,387	$45,566

JACK IN THE BOX INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table presents as of September 30, 2018, future minimum lease payments under capital and operating leases, including leases recorded as lease obligations relating to continuing and discontinued operations (in thousands):

Fiscal Year	Capital Leases	Operating Leases
2019	$955	$193,439
2020	876	173,953
2021	876	163,038
2022	876	124,357
2023	863	96,047
Thereafter	437	388,150
Total minimum lease payments	4,883	$1,138,984
Less amount representing interest, 3.60% weighted-average interest rate	(480)
Present value of obligations under capital leases	4,403
Less current portion	(834)
Long-term capital lease obligations	$3,569
Total future minimum lease payments of approximately $1.5 billion included in the table above are expected to be recovered under our non-cancelable operating subleases.
Assets recorded under capital leases are included in property and equipment, and consisted of the following at each fiscal year-end (in thousands):

	2018	2017
Buildings	$3,217	$7,301
Equipment	5,519	10,617
Less accumulated amortization	(4,621)	(8,753)
	$4,115	$9,165
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

	2018	2017	2016
Total rental income (1)	$264,432	$237,004	$238,228
Contingent rentals	$35,148	$33,168	$31,632
________________________________________________

(1)	Includes contingent rentals.
The minimum rents receivable expected to be received under these non-cancelable operating leases and subleases, including leases recorded as lease obligations relating to continuing and discontinuing operations, and excluding contingent rentals, as of September 30, 2018 are as follows (in thousands):

Fiscal Year
2019	$239,015
2020	236,136
2021	251,835
2022	228,089
2023	221,261
Thereafter	1,359,302
Total minimum future rent receivable	$2,535,638

JACK IN THE BOX INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Assets held for lease and included in property and equipment consisted of the following at each fiscal year-end (in thousands):

	2018	2017
Land	$89,256	$88,647
Buildings	824,964	759,003
Equipment	611	342
	914,831	847,992
Less accumulated depreciation	(607,900)	(540,851)
	$306,931	$307,141
9.    IMPAIRMENT AND OTHER CHARGES, NET
Impairment and other charges, net, in the accompanying consolidated statements of earnings is comprised of the following in each fiscal year (in thousands):

	2018	2017	2016
Restructuring costs	$10,647	$3,631	$3,531
Costs of closed restaurants and other	4,803	5,736	2,457
Losses on disposition of property and equipment, net	1,627	2,891	2,398
Accelerated depreciation	1,130	911	1,543
Operating restaurant impairment charges (1)	211	—	—
	$18,418	$13,169	$9,929
___________________________________________

(1)	In 2018, impairment charges relate to our landlord’s sale of a restaurant property to a franchisee.
Restructuring costs — Restructuring costs include charges resulting from a plan that management initiated in fiscal 2016 to reduce our general and administrative costs. This plan includes cost saving initiatives from workforce reductions and refranchising initiatives. Restructuring charges in 2018 also include costs related to the evaluation of potential alternatives with respect to the Qdoba brand (the “Qdoba Evaluation”), which resulted in the Qdoba Sale. Refer to Note 2, Discounted Operations, for information regarding the Qdoba Sale.
The following is a summary of the costs incurred in connection with these activities during each fiscal year (in thousands):

	2018	2017	2016
Employee severance and related costs	$7,845	$724	$3,513
Qdoba Evaluation (1)	2,211	2,592	18
Other	591	315	—
	$10,647	$3,631	$3,531
___________________________________________

(1)	Qdoba Evaluation consulting costs are primarily related to third party advisory services and retention compensation.
We currently expect to recognize severance and related costs of approximately $4.5 million in fiscal 2019 related to positions that have been identified for elimination. At this time, we are unable to estimate any additional charges to be incurred related to additional positions that may be identified for elimination or our other restructuring activities.
Total accrued severance costs related to our restructuring activities are included in accrued liabilities and changed as follows during fiscal 2018 (in thousands):

Balance as of October 1, 2017	$648
Additions/adjustments	7,845
Cash payments	(3,184)
Balance as of September 30, 2018	$5,309
Costs of closed restaurants and other — Costs of closed restaurants in all years include future lease commitment charges and expected ancillary costs, net of anticipated sublease rentals. Costs in 2018 also include $0.8 million of impairment charges resulting from the closure of ten franchise and one company restaurant, and $0.4 million of charges resulting from changes in the market value of closed properties held for sale. Costs in 2017 also include $0.5 million in property and equipment impairment charges and $0.5 million in future lease commitment charges related to the closure of four underperforming restaurants.

JACK IN THE BOX INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Accrued restaurant closing costs included in accrued liabilities and other long-term liabilities changed as follows during fiscal 2018 (in thousands):

Balance as of October 1, 2017	$6,175
Interest expense	135
Adjustments (1)	675
Additions	1,639
Cash payments	(5,090)
Balance as of September 30, 2018 (2) (3)	$3,534
___________________________________________

(1)
Adjustments relate primarily to revisions of certain sublease and cost assumptions. Our estimates related to our future lease obligations, primarily the sublease income we anticipate, are subject to a high degree of judgment and may differ from actual sublease income due to changes in economic conditions, desirability of the sites, and other factors.

(2)	The weighted-average remaining lease term related to these commitments is approximately four years.

(3)
This balance excludes $2.3 million of restaurant closing costs that are included in accrued liabilities and other long-term liabilities, which were initially recorded as losses on the sale of company-operated restaurants to franchisees in prior years.

Accelerated depreciation — When a long-lived asset will be replaced or otherwise disposed of prior to the end of its estimated useful life, the useful life of the asset is adjusted based on the estimated disposal date and accelerated depreciation is recognized. In fiscal 2018, accelerated depreciation was primarily related to the replacement of computer hardware, restaurant remodels, and exterior enhancements at our company-operated restaurants. In fiscal 2017, accelerated depreciation primarily related to restaurant remodels and the anticipated closure of three company-owned restaurants. In fiscal 2016, accelerated depreciation primarily relates to expenses at our company-operated restaurants for exterior facility enhancements and the replacement of technology equipment.
10.    INCOME TAXES
Income taxes consist of the following in each fiscal year (in thousands):

	2018	2017	2016
Current:
Federal	$51,454	$79,038	$23,768
State	4,922	12,368	3,679
	56,376	91,406	27,447
Deferred:
Federal	23,462	(13,176)	28,455
State	1,890	(2,898)	4,838
	25,352	(16,074)	33,293
Income tax expense from continuing operations	$81,728	$75,332	$60,740

Income tax expense (benefit) from discontinued operations	$15,700	$(4,119)	$10,453
A reconciliation of the federal statutory income tax rate to our effective tax rate for continuing operations is as follows:

	2018	2017	2016
Computed at federal statutory rate	24.5%	35.0%	35.0%
Non-cash impact of the Tax Act	17.5%	—%	—%
State income taxes, net of federal tax benefit	4.7%	3.8%	3.7%
Stock compensation excess tax benefit	(1.1)%	—%	—%
Benefit of jobs tax credits, net of valuation allowance	(0.4)%	(0.4)%	(1.0)%
Benefit related to COLIs	(0.4)%	(1.1)%	(1.5)%
Other, net	(0.9)%	(0.4)%	0.1%
	43.9%	36.9%	36.3%

JACK IN THE BOX INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The tax effects of temporary differences that give rise to significant portions of deferred tax assets and deferred tax liabilities at each fiscal year-end are presented below (in thousands):

	2018	2017
Deferred tax assets:
Accrued defined benefit pension and postretirement benefits	$34,776	$67,334
Impairment	11,388	18,697
Accrued insurance	8,994	14,701
Tax loss and tax credit carryforwards	7,458	11,841
Share-based compensation	4,936	9,715
Lease commitments related to closed or refranchised locations	4,696	9,382
Accrued incentive compensation	2,055	628
Accrued vacation pay expense	2,034	1,560
Deferred income	1,535	2,289
Other reserves and allowances	851	1,386
Interest rate swaps	181	8,855
Other, net	2,206	2,960
Total gross deferred tax assets	81,110	149,348
Valuation allowance	(3,554)	(8,507)
Total net deferred tax assets	77,556	140,841
Deferred tax liabilities:
Intangible assets	(10,492)	(15,995)
Leasing transactions	(2,790)	(758)
Property and equipment, principally due to differences in depreciation	(1,855)	(18,406)
Other	(279)	(564)
Total gross deferred tax liabilities	(15,416)	(35,723)
Net deferred tax assets	$62,140	$105,118

The Tax Act was enacted into law on December 22, 2017. The Tax Act included a reduction in the U.S. federal statutory corporate income tax rate (the “Tax Rate”) from 35% to 21% and introduced new limitations on certain business deductions. As a result, we recognized a non-cash tax provision expense impact of $32.5 million, primarily related to the re-measurement of our deferred tax assets and liabilities due to the reduced tax rate.
Deferred tax assets as of September 30, 2018 include state net operating loss carry-forwards of approximately $43.5 million expiring at various times between 2019 and 2037. At September 30, 2018, we recorded a valuation allowance of $3.6 million which decreased from the $8.5 million at October 1, 2017 primarily due to the release of the valuation allowance on state tax credits and net operating losses. We believe that it is more likely than not that the remaining net operating loss and credit carry-forwards will not be realized and that all other deferred tax assets will be realized through future taxable income or alternative tax strategies.
The major jurisdictions in which the Company files income tax returns include the United States and states in which we operate that impose an income tax. The federal statutes of limitations have not expired for fiscal years 2015 and forward. The statutes of limitations for California and Texas, which constitute the Company’s major state tax jurisdictions, have not expired for fiscal years 2014 and forward and 2013 and forward, respectively.
11.    RETIREMENT PLANS
We sponsor programs that provide retirement benefits to our employees. These programs include defined contribution plans, defined benefit pension plans, and postretirement healthcare plans.
Defined contribution plans — We maintain a qualified savings plan pursuant to Section 401(k) of the Internal Revenue Code (“IRC”). Effective January 1, 2016, the plan was amended and restated to incorporate Safe Harbor Plan design features that include changes to participant eligibility and company contribution amounts and vesting. The plan allows all employees who have satisfied the service requirements and reached age 21 to defer a percentage of their pay on a pre-tax basis. Beginning January 1, 2016, we match 100% of the first 4% of compensation deferred by the participant. Prior to January 1, 2016, we matched 50% of the first 4% of compensation deferred by the participant. A participant’s right to Company contributions vest immediately. Our contributions under this plan were $2.2 million in fiscal 2018, and $1.9 million and $3.2 million in fiscal 2017 and 2016, respectively.

JACK IN THE BOX INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

We also maintain an unfunded, non-qualified deferred compensation plan for key executives and other members of management whose compensation deferrals or company matching contributions to the qualified savings plan are limited due to IRC rules. Effective January 1, 2016, this non-qualified plan was amended to replace the company matching contribution with an annual restoration match that is intended to “restore” up to the full 4% match for participants whose elective deferrals (and related company matching contributions) to the qualified savings plan were limited due to IRC rules. A participant’s right to the Company restoration match vests immediately. Prior to January 1, 2016, we matched 100% of the first 3% contributed by the participant. This plan allows participants to defer up to 50% of their salary and 85% of their bonus, on a pre-tax basis. In addition, to compensate executives who were hired or promoted into an eligible position prior to May 7, 2015 and who may no longer participate in our supplemental defined benefit pension plan, we also contribute a supplemental amount equal to 4% of an eligible employee’s salary and bonus for a period of 10 years in such eligible position. Our contributions under the non-qualified deferred compensation plan were $0.2 million in fiscal 2018, and $0.5 million, and $0.3 million in fiscal 2017 and 2016, respectively. Prior to January 1, 2016, a participant’s right to Company contributions vested at a rate of 25% per year of service.
Defined benefit pension plans — We sponsor two defined benefit pension plans, a “Qualified Plan” covering substantially all full-time employees hired prior to January 1, 2011, and an unfunded supplemental executive retirement plan (“SERP”) that provides certain employees additional pension benefits and was closed to new participants effective January 1, 2007. In fiscal 2011, the Board of Directors approved changes to our Qualified Plan whereby participants will no longer accrue benefits effective December 31, 2015. This change was accounted for as a plan “curtailment” in accordance with FASB authoritative guidance. Benefits under both plans are based on the employees’ years of service and compensation over defined periods of employment.
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

JACK IN THE BOX INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Obligations and funded status — The following table provides a reconciliation of the changes in benefit obligations, plan assets, and funded status of our retirement plans for each fiscal year (in thousands):

	Qualified Plan		SERP		Postretirement Health Plans
	2018	2017	2018	2017	2018	2017
Change in benefit obligation:
Obligation at beginning of year	$493,767	$522,459	$78,401	$81,450	$25,660	$28,214
Service cost	1,743	1,331	490	855	—	—
Interest cost	19,463	19,889	2,894	2,850	955	1,003
Participant contributions	—	—	—	—	115	118
Actuarial gain	(37,872)	(20,081)	(4,686)	(2,296)	(1,720)	(2,652)
Benefits paid	(10,949)	(10,425)	(4,032)	(4,458)	(1,563)	(1,168)
Settlements	(9,043)	(19,406)	—	—	—	—
Other	—	—	—	—	14	145
Obligation at end of year	$457,109	$493,767	$73,067	$78,401	$23,461	$25,660
Change in plan assets:
Fair value at beginning of year	$460,709	$438,402	$—	$—	$—	$—
Actual return on plan assets	15,410	52,138	—	—	—	—
Participant contributions	—	—	—	—	115	118
Employer contributions	—	—	4,032	4,458	1,435	905
Benefits paid	(10,949)	(10,425)	(4,032)	(4,458)	(1,563)	(1,168)
Settlements	(9,043)	(19,406)	—	—	—	—
Other	—	—	—	—	13	145
Fair value at end of year	$456,127	$460,709	$—	$—	$—	$—
Funded status at end of year	$(982)	$(33,058)	$(73,067)	$(78,401)	$(23,461)	$(25,660)
Amounts recognized on the balance sheet:
Current liabilities	$—	$—	$(5,037)	$(4,448)	$(1,352)	$(1,308)
Noncurrent liabilities	(982)	(33,058)	(68,030)	(73,953)	(22,108)	(24,352)
Total liability recognized	$(982)	$(33,058)	$(73,067)	$(78,401)	$(23,460)	$(25,660)
Amounts in AOCI not yet reflected in net periodic benefit cost:
Unamortized actuarial loss (gain), net	$139,195	$167,598	$27,239	$33,462	$(2,267)	$(574)
Unamortized prior service cost	—	—	271	418	—	—
Total	$139,195	$167,598	$27,510	$33,880	$(2,267)	$(574)
Other changes in plan assets and benefit obligations recognized in OCI:
Net actuarial gain	$(25,072)	$(44,077)	$(4,686)	$(2,296)	$(1,720)	$(2,652)
Amortization of actuarial loss (gain)	(3,331)	(4,455)	(1,538)	(1,659)	27	(162)
Amortization of prior service cost	—	—	(146)	(153)	—	—
Total recognized in OCI	(28,403)	(48,532)	(6,370)	(4,108)	(1,693)	(2,814)
Net periodic benefit (credit) cost and other losses	(3,673)	(2,467)	5,068	5,517	928	1,165
Total recognized in comprehensive income	$(32,076)	$(50,999)	$(1,302)	$1,409	$(765)	$(1,649)
Amounts in AOCI expected to be amortized in fiscal 2019 net periodic benefit cost:
Net actuarial loss (gain)	$2,754		$1,207		$(159)
Prior service cost	—		115		—
Total	$2,754		$1,322		$(159)
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

JACK IN THE BOX INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

As of September 30, 2018 and October 1, 2017, the Qualified Plan’s ABO exceeded the fair value of its plan assets. The SERP is an unfunded plan and, as such, had no plan assets as of September 30, 2018 and October 1, 2017. The following sets forth the PBO, ABO, and fair value of plan assets of our pension plans as of the measurement date in each fiscal year (in thousands):

	2018	2017
Qualified Plan:
Projected benefit obligation	$457,109	$493,767
Accumulated benefit obligation	$457,109	$493,767
Fair value of plan assets	$456,127	$460,709
SERP:
Projected benefit obligation	$73,067	$78,401
Accumulated benefit obligation	$73,067	$78,401
Fair value of plan assets	$—	$—
Net periodic benefit cost — The components of the fiscal year net periodic benefit cost were as follows (in thousands):

	2018	2017	2016
Qualified Plan:
Service cost	$1,743	$1,331	$4,479
Interest cost	19,463	19,889	20,926
Expected return on plan assets	(28,210)	(28,142)	(21,756)
Actuarial loss	3,331	4,455	2,828
Net periodic benefit (credit) cost	$(3,673)	$(2,467)	$6,477
SERP:
Service cost	$490	$855	$773
Interest cost	2,894	2,850	3,253
Actuarial loss	1,538	1,659	1,259
Amortization of unrecognized prior service cost	146	153	240
Net periodic benefit cost	$5,068	$5,517	$5,525
Postretirement health plans:
Interest cost	$955	$1,003	$1,263
Actuarial loss	(27)	162	219
Net periodic benefit cost	$928	$1,165	$1,482
Prior service costs are amortized on a straight-line basis from date of participation to full eligibility. Unrecognized gains or losses are amortized using the “corridor approach” under which the net gain or loss in excess of 10% of the greater of the PBO or the market-related value of the assets, if applicable, is amortized. For our Qualified Plan, actuarial losses are amortized over the average future expected lifetime of all participants expected to receive benefits. For our SERP, actuarial losses are amortized over the expected remaining future lifetime for inactive participants, and for our postretirement health plans, actuarial losses are amortized over the expected remaining future lifetime of inactive participants expected to receive benefits.

JACK IN THE BOX INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Assumptions — We determine our actuarial assumptions on an annual basis. In determining the present values of our benefit obligations and net periodic benefit costs as of and for the fiscal years ended September 30, 2018, October 1, 2017, and October 2, 2016, we used the following weighted-average assumptions:

	2018	2017	2016
Assumptions used to determine benefit obligations (1):
Qualified Plan:
Discount rate	4.40%	3.99%	3.85%
Rate of future pay increases	—%	—%	—%
SERP:
Discount rate	4.37%	3.80%	3.60%
Rate of future pay increases	3.50%	3.50%	3.50%
Postretirement health plans:
Discount rate	4.38%	3.82%	3.64%
Assumptions used to determine net periodic benefit cost (2):
Qualified Plan:
Discount rate	3.99%	3.85%	4.79%
Long-term rate of return on assets	6.20%	6.50%	6.50%
Rate of future pay increases	—%	—%	3.50%
SERP:
Discount rate	3.80%	3.60%	4.45%
Rate of future pay increases	3.50%	3.50%	3.50%
Postretirement health plans:
Discount rate	3.82%	3.64%	4.47%
____________________________

(1)	Determined as of end of year.

(2)	Determined as of beginning of year.
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
The assumed discount rate and expected long-term rate of return on assets have a significant effect on amounts reported for our pension and postretirement plans. A quarter percentage point decrease in the discount rate and long-term rate of return used would have decreased fiscal 2018 earnings before income taxes by $0.5 million and $1.1 million, respectively.
The assumed average rate of compensation increase is the average annual compensation increase expected over the remaining employment periods for the participating employees. For our Qualified Plan, no future pay increases were included in our benefit obligation assumptions as, effective December 31, 2015, our plan participants no longer accrue benefits.
For measurement purposes, the weighted-average assumed health care cost trend rates for our postretirement health plans were as follows for each fiscal year:

	2018	2017	2016
Healthcare cost trend rate for next year:
Participants under age 65	7.25%	7.50%	7.75%
Participants age 65 or older	6.75%	7.00%	7.25%
Rate to which the cost trend rate is assumed to decline:
Participants under age 65	4.50%	4.50%	4.50%
Participants age 65 or older	4.50%	4.50%	4.50%
Year the rate reaches the ultimate trend rate:
Participants under age 65	2030	2030	2030
Participants age 65 or older	2028	2028	2028

JACK IN THE BOX INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The assumed healthcare cost trend rate represents our estimate of the annual rates of change in the costs of the healthcare benefits currently provided by our postretirement plans. The healthcare cost trend rate implicitly considers estimates of healthcare inflation, changes in healthcare utilization and delivery patterns, technological advances and changes in the health status of the plan participants. The healthcare cost trend rate assumption has a significant effect on the amounts reported. For example, a 1.0% change in the assumed healthcare cost trend rate would have the following effect on the fiscal 2018 net periodic benefit cost and end of year PBO (in thousands):

	1% Point Increase	1% Point Decrease
Total interest and service cost	$111	$(95)
Postretirement benefit obligation	$2,422	$(2,098)
Plan assets — Our investment philosophy is to (1) protect the corpus of the fund; (2) establish investment objectives that will allow the market value to exceed the present value of the vested and unvested liabilities over time; while (3) obtaining adequate investment returns to protect benefits promised to the participants and their beneficiaries. Our asset allocation strategy utilizes multiple investment managers in order to maximize the plan’s return while minimizing risk. We regularly monitor our asset allocation, and senior financial management and the Finance Committee of the Board of Directors review performance results quarterly. We continually review our target asset allocation for our Qualified Plan and when changes are made, we reallocate our plan assets over a period of time, as deemed appropriate by senior financial management, to achieve our target asset allocation. Our plan asset allocation at the end of fiscal 2018 and target allocations were as follows:

	2018	Target	Minimum	Maximum
Cash & cash equivalents	1%	—%	—	—%
Domestic Equities	23%	23%	12%	32%
International equity	22%	22%	12%	32%
Core fixed funds	35%	32%	27%	37%
High yield	3%	4%	—%	8%
Alternative investments	8%	8%	—%	8%
Real estate	8%	7%	2%	12%
Real return bonds	—%	4%	—%	8%
	100%	100%

JACK IN THE BOX INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The Company measures its defined benefit plan assets and obligations as of the month-end date closest to its fiscal year end, which is a practical expedient under FASB authoritative guidance. The fair values of the Qualified Plan’s assets by asset category are as follows (in thousands):

		Total	Quoted Prices in Active Markets for Identical (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Items Measured at Fair Value at September 30, 2018:
Asset Category:
Cash and cash equivalents	(1)	$2,901	$—	$2,901	$—
Equity:
U.S	(2)	104,424	104,424	—	—
International	(3), (4)	100,340	49,857	—	—
Fixed income:
Investment grade	(5)	160,106	—	160,106	—
High yield	(6)	14,384	14,384	—	—
Alternatives	(4),(7)	35,964	—	—	—
Real estate	(4),(8)	38,008	—	—	—
		$456,127	$168,665	$163,007	$—
Items Measured at Fair Value at September 30, 2017:
Asset Category:
Cash and cash equivalents	(1)	$3,245	$—	$3,245	$—
Equity:
U.S	(2)	108,241	108,241	—	—
International	(3), (4)	121,130	52,013	—	—
Fixed income:
Investment grade	(5)	133,737	—	133,737	—
High yield	(6)	19,889	19,889	—	—
Alternatives	(7)	38,933	—	—	—
Real estate	(4),(8)	35,534	—	—	—
		$460,709	$180,143	$136,982	$—
_________________________

(1)	Cash and cash equivalents are comprised of commercial paper, short-term bills and notes, and short-term investment funds, which are valued at quoted prices in active markets for similar securities.

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

JACK IN THE BOX INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Future cash flows — Our policy is to fund our plans at or above the minimum required by law. As of the date of our last actuarial funding valuation, there was no minimum requirement. We do not anticipate making any contributions to our Qualified Plan in fiscal 2019. Contributions expected to be paid in the next fiscal year, the projected benefit payments for each of the next five fiscal years, and the total aggregate amount for the subsequent five fiscal years are as follows (in thousands):

	Defined Benefit Pension Plans	Postretirement Health Plans
Estimated net contributions during fiscal 2019	$5,038	$1,382
Estimated future year benefit payments during fiscal years:
2019	$17,077	$1,382
2020	$17,721	$1,430
2021	$18,376	$1,526
2022	$19,206	$1,569
2023	$20,438	$1,581
2024-2028	$121,677	$8,169
We will continue to evaluate contributions to our Qualified Plan based on changes in pension assets as a result of asset performance in the current market and economic environment. Expected benefit payments are based on the same assumptions used to measure our benefit obligations at September 30, 2018 and include estimated future employee service, if applicable.
12.    SHARE-BASED EMPLOYEE COMPENSATION
Stock incentive plans — We offer share-based compensation plans to attract, retain, and motivate key officers, employees, and non-employee directors to work toward the financial success of the Company.
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
Our Amended and Restated 2004 Stock Incentive Plan authorizes the issuance of up to 11,600,000 common shares in connection with the granting of stock options, stock appreciation rights, restricted stock purchase rights, restricted stock bonuses, restricted stock units, or performance units to key employees, directors, and other designated employees. There were 1,880,708 shares of common stock were available for future issuance under this plan as of September 30, 2018.
We also maintain a deferred compensation plan for non-management directors under which those who are eligible to receive fees or retainers may choose to defer receipt of their compensation. The deferred amounts are converted to stock equivalents. The plan requires settlement in shares of our common stock based on the number of stock equivalents and dividend equivalents at the time of a participant’s separation from the Board of Directors. This plan provides for the issuance of up to 350,000 shares of common stock in connection with the crediting of stock equivalents. There were 143,122 shares of common stock were available for future issuance under this plan as of September 30, 2018.
Compensation expense — The components of share-based compensation expense recognized in each fiscal year for continuing operations are as follows (in thousands):

	2018	2017	2016
Nonvested stock units	$5,737	$5,873	$5,168
Stock options	1,790	1,826	2,450
Performance share awards	1,236	2,580	3,351
Nonvested restricted stock awards	33	88	88
Non-management directors’ deferred compensation	350	270	270
Total share-based compensation expense	$9,146	$10,637	$11,327
Nonvested restricted stock units — Nonvested restricted stock units (“RSUs”) are generally issued to executives, non-management directors and certain other members of management and employees. Prior to fiscal 2011, RSUs were granted to certain Executive and Senior Vice Presidents pursuant to our share ownership guidelines. These awards vest upon retirement or termination based on years of service. There were 60,272 of such RSUs outstanding as of September 30, 2018.

JACK IN THE BOX INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Beginning fiscal 2011, we replaced the ownership share grants with time-vested RSUs for certain Vice Presidents and Officers that vest ratably over four to five years and have a 50% or 100% holding requirement on settled shares, which must be held until termination. There were 121,541 of such RSUs outstanding as of September 30, 2018. RSUs issued to non-management directors vest 12 months from the date of grant, or upon termination of board service if the director elects to defer receipt, and totaled 59,386 units outstanding as of September 30, 2018. RSUs issued to certain other employees either cliff vest or vest ratably over three years and totaled 46,899 units outstanding as of September 30, 2018. These awards are amortized to compensation expense over the estimated vesting period based upon the fair value of our common stock on the award date discounted by the present value of the expected dividend stream over the vesting period.
The following is a summary of RSU activity for fiscal 2018:

	Shares	Weighted- Average Grant Date Fair Value
RSUs outstanding at October 1, 2017	304,232	$62.14
Granted	61,551	$94.93
Released	(58,978)	$75.21
Forfeited	(18,707)	$91.34
RSUs outstanding at September 30, 2018	288,098	$64.57
As of September 30, 2018, there was approximately $6.8 million of total unrecognized compensation cost related to RSUs, which is expected to be recognized over a weighted-average period of 2.4 years. The weighted-average grant date fair value of awards granted was $94.93, $102.42, and $72.06 in fiscal years 2018, 2017, and 2016, respectively. In fiscal years 2018, 2017, and 2016, the total fair value of RSUs that vested and were released was $4.4 million, $4.4 million, and $4.5 million, respectively.
Stock options — Option grants have contractual terms of seven years and employee options vest over a three-year period. Options may vest sooner for employees meeting certain age and years of service thresholds. All option grants provide for an option exercise price equal to the closing market value of the common stock on the date of grant.
The following is a summary of stock option activity for fiscal 2018:

	Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value (in thousands)
Options outstanding at October 1, 2017	312,359	$80.15
Granted	113,447	$90.06
Exercised	(116,388)	$68.37
Forfeited	(18,894)	$94.93
Expired	(2,906)	$104.95
Options outstanding at September 30, 2018	287,618	$87.61	4.98	$1,205
Options exercisable at September 30, 2018	111,178	$81.01	3.85	$1,007
Options exercisable and expected to vest at September 30, 2018	287,618	$87.61	4.98	$1,205
The aggregate intrinsic value in the table above is the amount by which the current market price of our stock on September 30, 2018 exceeds the weighted-average exercise price.
We use a valuation model to determine the fair value of options granted that requires the input of highly subjective assumptions, including the expected volatility of the stock price. The following table presents the weighted-average assumptions used for stock option grants in each fiscal year, along with the related weighted-average grant date fair value:

	2018	2017	2016
Risk-free interest rate	2.4%	1.4%	1.7%
Expected dividends yield	1.8%	1.5%	1.6%
Expected stock price volatility	28.8%	29.0%	26.7%
Expected life of options (in years)	3.40	3.50	4.90
Weighted-average grant date fair value	$18.49	$20.92	$16.21

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
As of September 30, 2018, there was approximately $1.6 million of total unrecognized compensation cost related to stock options grants that is expected to be recognized over a weighted-average period of 1.6 years. The total intrinsic value of stock options exercised was $2.3 million, $6.9 million, and $18.6 million in fiscal years 2018, 2017, and 2016, respectively.
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
The following is a summary of performance share award activity for fiscal 2018:

	Shares	Weighted- Average Grant Date Fair Value
Performance share awards outstanding at October 1, 2017	92,135	$78.67
Granted	19,989	$97.02
Issued	(41,916)	$77.47
Forfeited	(10,097)	$83.27
Performance adjustments	(7,632)	$83.56
Performance share awards outstanding at September 30, 2018	52,479	$83.21
As of September 30, 2018, there was approximately $0.8 million of total unrecognized compensation cost related to performance share awards, which is expected to be recognized over a weighted-average period of 1.3 years. The weighted-average grant date fair value of awards granted was $97.02, $95.33, and $75.25 in fiscal years 2018, 2017, and 2016, respectively. The total fair value of awards that became fully vested during fiscal years 2018, 2017, and 2016 was $1.6 million, $3.2 million, and $3.5 million, respectively.
Nonvested stock awards — We previously issued nonvested stock awards (“RSAs”) to certain executives under our share ownership guidelines. Effective fiscal 2009, we no longer issue RSA awards and have replaced them with grants of RSUs. The RSAs vest, subject to the discretion of our Board of Directors in certain circumstances, upon retirement or termination based upon years of service. These awards are amortized to compensation expense over the estimated vesting period based upon the fair value of our common stock on the award date. As of September 30, 2018, RSAs outstanding totaled 33,243 shares with a weighted-average grant date fair value of $26.47 per share.
In fiscal 2018, we released 62,572 shares with a weighted-average grant date fair value of $17.42 per share. As of September 30, 2018, compensation cost related to RSAs was fully recognized.
Non-management directors’ deferred compensation — All awards outstanding under our directors’ deferred compensation plan are accounted for as equity-based awards and deferred amounts are converted into stock equivalents based on a per share price equal to the average of the closing price of our common stock for the 10 trading days immediately preceding the date the deferred compensation is credited to the director’s account. During fiscal years 2018, 2017, and 2016 no common stock was issued in connection with director retirements.
The following is a summary of the stock equivalent activity for fiscal 2018:

	Stock Equivalents	Weighted- Average Grant Date Fair Value
Stock equivalents outstanding at October 1, 2017	88,515	$32.85
Deferred directors’ compensation	3,953	$88.53
Dividend equivalents	1,922	$90.01
Stock equivalents outstanding at September 30, 2018	94,390	$36.35

JACK IN THE BOX INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

13.    STOCKHOLDERS’ EQUITY
Repurchases of common stock —  As of September 30, 2018, there was approximately $41.0 million remaining under a Board-authorized stock buyback program, which expires in November 2019. During fiscal 2018, we repurchased 3.9 million shares at an aggregate cost of $340.0 million. Repurchases of common stock included in our consolidated statement of cash flows for fiscal 2018 and 2016 exclude $14.4 million and $7.2 million, respectively, related to repurchase transactions traded in the fiscal year that settled in the applicable fiscal year. Repurchases of common stock for fiscal 2017 includes $7.2 million related to repurchase transactions traded in the prior fiscal year that settled in fiscal year 2017.
Dividends — In fiscal 2018, the Board of Directors declared four cash dividends of $0.40 per share totaling $45.7 million. Future dividends are subject to approval by our Board of Directors.
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
The following table reconciles basic weighted-average shares outstanding to diluted weighted-average shares outstanding in each fiscal year (in thousands):

	2018	2017	2016
Weighted-average shares outstanding — basic	28,499	30,630	33,735
Effect of potentially dilutive securities:
Nonvested stock awards and units	240	182	188
Stock options	40	59	150
Performance share awards	28	43	73
Weighted-average shares outstanding — diluted	28,807	30,914	34,146
Excluded from diluted weighted-average shares outstanding:
Antidilutive	150	76	147
Performance conditions not satisfied at the end of the period	44	53	38
15.    COMMITMENTS, CONTINGENCIES AND LEGAL MATTERS
Commitments — As of September 30, 2018, we had unconditional purchase obligations during the next five fiscal years as follows (in thousands):

2019	$756,800
2020	527,100
2021	353,700
2022	168,300
2023	156,300
Total	$1,962,200
These obligations primarily represent amounts payable under purchase contracts for goods related to system-wide restaurant operations.
Legal matters — We assess contingencies, including litigation contingencies, to determine the degree of probability and range of possible loss for potential accrual in our financial statements. An estimated loss contingency is accrued in the financial statements if it is probable that a liability has been incurred and the amount of the loss can be reasonably estimated. Because litigation is inherently unpredictable, assessing contingencies is highly subjective and requires judgments about future events. When evaluating litigation contingencies, we may be unable to provide a meaningful estimate due to a number of factors, including the procedural status of the matter in question, the availability of appellate remedies, insurance coverage related to the claim or claims in question, the presence of complex or novel legal theories, and the ongoing discovery and development of information important to the matter. In addition, damage amounts claimed in litigation against us may be unsupported, exaggerated, or unrelated to possible outcomes, and as such are not meaningful indicators of our potential liability or financial exposure. We regularly review contingencies to determine the adequacy of the accruals and related disclosures. The ultimate amount of loss may differ from these estimates.

JACK IN THE BOX INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Gessele v. Jack in the Box Inc. — In August 2010, five former employees instituted litigation in federal court in Oregon alleging claims under the federal Fair Labor Standards Act and Oregon wage and hour laws. The plaintiffs alleged that the Company failed to pay non-exempt employees for certain meal breaks and improperly made payroll deductions for shoe purchases and for workers’ compensation expenses, and later added additional claims relating to timing of final pay and related wage and hour claims involving employees of a franchisee. In 2016, the court dismissed the federal claims and those relating to franchise employees. In June 2017, the court granted class certification with respect to state law claims of improper deductions and late payment of final wages. In fiscal 2012, we accrued for a single claim for which we believe a loss is both probable and estimable; this accrued loss contingency did not have a material effect on our results of operations. In October 11, 2018, Plaintiff’s counsel alleged that the total potential damages were approximately $62 million, without providing a specific basis for that amount. We continue to believe that no additional losses are probable beyond this accrual and we cannot estimate a possible loss contingency or range of reasonably possible loss contingencies beyond the accrual. We plan to vigorously defend against this lawsuit. Nonetheless, an unfavorable resolution of this matter in excess of our current accrued loss contingencies could have a material adverse effect on our business, results of operations, liquidity, or financial condition.
Other legal matters — In addition to the matter described above, we are subject to normal and routine litigation brought by former or current employees, customers, franchisees, vendors, landlords, shareholders or others. We intend to defend ourselves in any such matters. Some of these matters may be covered, at least in part, by insurance or other third party indemnity obligation. Our insurance liability (undiscounted) and reserves are established in part by using independent actuarial estimates of expected losses for reported claims and for estimating claims incurred but not reported. We believe that the ultimate determination of liability in connection with legal claims pending against us, if any, in excess of amounts already provided for such matters in the consolidated financial statements, will not have a material adverse effect on our business, our annual results of operations, liquidity or financial position; however, it is possible that our business, results of operations, liquidity, or financial condition could be materially affected in a particular future reporting period by the unfavorable resolution of one or more matters or contingencies during such period.
Lease guarantees — While all operating leases held in the name of Qdoba were part of the Qdoba Sale, some of the leases remain guaranteed by the Company pursuant to one or more written guarantees. In the event Qdoba fails to meet its payment and performance obligations under such guaranteed leases, we may be required to make rent and other payments to the landlord under the requirements of the Guarantees. Qdoba continues to meet its obligations under these leases and there have not been any events that would indicate that Qdoba will not continue to meet the obligations of the leases. As such, we have not recorded a liability for the Guarantees as of September 30, 2018 as the likelihood of Qdoba defaulting on the assigned agreements was deemed to be less than probable. Refer to Note 2, Discontinued Operations, for additional information regarding the Guarantees.
16.    SUPPLEMENTAL CONSOLIDATED CASH FLOW INFORMATION (in thousands)

	2018	2017	2016
Cash paid during the year for:
Income tax payments	$56,183	$92,678	$33,406
Interest, net of amounts capitalized	$43,692	$33,857	$21,107
Increase (decrease) in obligations for treasury stock repurchases	$14,362	$(7,208)	$7,208
Increase (decrease) in obligations for purchases of property and equipment	$822	$766	$(1,412)

Non cash transactions:
Increase in notes receivable from the sale of company operated restaurants	$70,461	$—	$—
Increase in accrued franchise tenant improvement allowances	$5,551	$1,659	$216
Increase in dividends accrued or converted to common stock equivalents	$276	$308	$176
Decrease in equipment capital lease obligations from the sale of company-operated restaurants, closure of stores, and termination of equipment leases	$3,617	$5,631	$—
Decrease in capital lease obligations from the termination of building leases	$271	$237	$—
Equipment capital lease obligations incurred	$98	$924	$273
Consideration for franchise acquisitions	$—	$13,809	$—

JACK IN THE BOX INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

17.    SUPPLEMENTAL CONSOLIDATED FINANCIAL STATEMENT INFORMATION (in thousands)

	September 30, 2018	October 1, 2017
Accounts and other receivables, net:
Trade	$35,877	$55,108
Notes receivable	11,480	988
Income tax receivable	5,637	3,273
Other	6,123	2,399
Allowance for doubtful accounts	(1,695)	(2,159)
	$57,422	$59,609
Prepaid expenses:
Prepaid income taxes	$4,837	$16,928
Prepaid advertising	4,318	5,407
Other	5,288	5,197
	$14,443	$27,532
Other assets, net:
Company-owned life insurance policies	$109,908	$110,057
Deferred tax assets	62,140	105,118
Deferred rent receivable	48,372	46,962
Other	40,986	15,433
	$261,406	$277,570
Accrued liabilities:
Insurance	$35,405	$39,011
Payroll and related taxes	29,498	23,361
Sales and property taxes	4,555	7,275
Gift card liability	2,081	2,237
Deferred rent income	1,387	18,961
Advertising	952	18,493
Deferred franchise fees	375	450
Other	32,669	25,266
	$106,922	$135,054
Other long-term liabilities:
Defined benefit pension plans	$69,012	$107,011
Straight-line rent accrual	31,762	33,749
Other	92,675	108,065
	$193,449	$248,825

JACK IN THE BOX INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

18.    UNAUDITED QUARTERLY RESULTS OF OPERATIONS (in thousands, except per share data)

	16 Weeks Ended	12 Weeks Ended
Fiscal Year 2018	January 21, 2018	April 15, 2018	July 8, 2018	September 30, 2018
Revenues	$294,463	$209,772	$187,983	$177,472
Earnings from operations	$72,807	$46,820	$76,340	$35,647
Net earnings	$12,190	$47,605	$45,307	$16,269
Net earnings per share:
Basic	$0.41	$1.64	$1.62	$0.61
Diluted	$0.41	$1.62	$1.60	$0.60
	16 Weeks Ended	12 Weeks Ended
Fiscal Year 2017	January 22, 2017	April 16, 2017	July 9, 2017	October 1, 2017
Revenues	$353,181	$265,884	$246,101	$232,125
Earnings from operations	$66,789	$59,760	$55,438	$60,066
Net earnings	$35,929	$33,094	$36,351	$29,958
Net earnings per share:
Basic	$1.12	$1.07	$1.23	$1.02
Diluted	$1.11	$1.06	$1.22	$1.01
19.    SUBSEQUENT EVENTS
On November 15, 2018, the Board of Directors declared a cash dividend of $0.40 per share, to be paid on December 18, 2018 to shareholders of record as of the close of business on December 5, 2018. Future dividends will be subject to approval by our Board of Directors.
On November 15, 2018, the Board of Directors approved an additional $60.0 million stock-buyback program that expires in November 2019.