Form 10-Q
period 2019-01-20
JACK IN THE BOX INC /NEW/
filed 2019-02-21
CIK 807882

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
 ____________________________________________________
FORM 10-Q
 _______________________________________________________________________________________
QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended January 20, 2019
Commission File Number: 1-9390
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
Yes  ☑    No  ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).
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
Yes  ☐    No  ☑
As of the close of business February 15, 2019, 25,806,804 shares of the registrant’s common stock were outstanding.

JACK IN THE BOX INC. AND SUBSIDIARIES

PART I. FINANCIAL INFORMATION

ITEM 1.        CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JACK IN THE BOX INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share data)
(Unaudited)

	January 20, 2019	September 30, 2018
ASSETS
Current assets:
Cash	$4,300	$2,705
Accounts and other receivables, net	61,541	57,422
Inventories	2,090	1,858
Prepaid expenses	10,367	14,443
Current assets held for sale	12,556	13,947
Other current assets	5,692	4,598
Total current assets	96,546	94,973
Property and equipment:
Property and equipment, at cost	1,191,930	1,190,031
Less accumulated depreciation and amortization	(783,639)	(770,362)
Property and equipment, net	408,291	419,669
Other assets:
Intangible assets, net	511	600
Goodwill	46,747	46,749
Deferred tax assets	77,295	62,140
Other assets, net	199,462	199,266
Total other assets	324,015	308,755
	$828,852	$823,397
LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Current maturities of long-term debt	$42,485	$31,828
Accounts payable	44,742	44,970
Accrued liabilities	100,429	106,922
Total current liabilities	187,656	183,720
Long-term liabilities:
Long-term debt, net of current maturities	1,013,676	1,037,927
Other long-term liabilities	234,816	193,449
Total long-term liabilities	1,248,492	1,231,376
Stockholders’ deficit:
Preferred stock $0.01 par value, 15,000,000 shares authorized, none issued	—	—
Common stock $0.01 par value, 175,000,000 shares authorized, 82,132,436 and 82,061,661 issued, respectively	821	821
Capital in excess of par value	472,894	470,826
Retained earnings	1,547,759	1,561,353
Accumulated other comprehensive loss	(98,331)	(94,260)
Treasury stock, at cost, 56,325,632 shares	(2,530,439)	(2,530,439)
Total stockholders’ deficit	(607,296)	(591,699)
	$828,852	$823,397
See accompanying notes to condensed consolidated financial statements.

JACK IN THE BOX INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS
(In thousands, except per share data)
(Unaudited)

	Sixteen Weeks Ended
	January 20, 2019	January 21, 2018
Revenues:
Company restaurant sales	$102,832	$169,637
Franchise rental revenues	83,890	77,217
Franchise royalties and other	52,250	47,609
Franchise contributions for advertising and other services	51,814	—
	290,786	294,463
Operating costs and expenses, net:
Company restaurant costs (excluding depreciation and amortization):
Food and packaging	29,616	48,864
Payroll and employee benefits	30,274	48,940
Occupancy and other	16,013	27,750
Total company restaurant costs	75,903	125,554
Franchise occupancy expenses (excluding depreciation and amortization)	50,713	46,521
Franchise support and other costs	2,845	2,482
Franchise advertising and other services expenses	54,270	—
Selling, general and administrative expenses	24,083	34,061
Depreciation and amortization	17,169	19,157
Impairment and other charges, net	7,698	2,257
Gains on the sale of company-operated restaurants	(219)	(8,940)
	232,462	221,092
Earnings from operations	58,324	73,371
Other pension and post-retirement expenses, net	456	564
Interest expense, net	17,374	12,780
Earnings from continuing operations and before income taxes	40,494	60,027
Income taxes	9,373	47,138
Earnings from continuing operations	31,121	12,889
Earnings (losses) from discontinued operations, net of income taxes	2,977	(699)
Net earnings	$34,098	$12,190

Net earnings per share - basic:
Earnings from continuing operations	$1.20	$0.44
Earnings (losses) from discontinued operations	0.11	(0.02)
Net earnings per share (1)	$1.32	$0.41
Net earnings per share - diluted:
Earnings from continuing operations	$1.19	$0.43
Earnings (losses) from discontinued operations	0.11	(0.02)
Net earnings per share (1)	$1.31	$0.41

Cash dividends declared per common share	$0.40	$0.40
____________________________

(1)	Earnings per share may not add due to rounding.
See accompanying notes to condensed consolidated financial statements.

JACK IN THE BOX INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In thousands)
(Unaudited)

	Sixteen Weeks Ended
	January 20, 2019	January 21, 2018
Net earnings	$34,098	$12,190
Cash flow hedges:
Net change in fair value of derivatives	(7,167)	10,291
Net loss reclassified to earnings	479	1,674
	(6,688)	11,965
Tax effect	1,723	(3,039)
	(4,965)	8,926
Unrecognized periodic benefit costs:
Actuarial losses and prior service costs reclassified to earnings	1,205	1,535
Tax effect	(311)	(542)
	894	993

Other comprehensive (loss) income, net of taxes	(4,071)	9,919

Comprehensive income	$30,027	$22,109
See accompanying notes to condensed consolidated financial statements.

JACK IN THE BOX INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Sixteen Weeks Ended
	January 20, 2019	January 21, 2018
Cash flows from operating activities:
Net earnings	$34,098	$12,190
Earnings (losses) from discontinued operations	2,977	(699)
Earnings from continuing operations	31,121	12,889
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	17,169	19,157
Amortization of franchise tenant improvement allowances	530	147
Deferred finance cost amortization	704	1,031
Excess tax benefits from share-based compensation arrangements	(50)	(802)
Deferred income taxes	(783)	33,542
Share-based compensation expense	1,909	2,937
Pension and postretirement expense	456	715
Losses (gains) on cash surrender value of company-owned life insurance	2,863	(2,163)
Gains on the sale of company-operated restaurants	(219)	(8,940)
Losses on the disposition of property and equipment, net	635	183
Impairment charges and other	387	805
Changes in assets and liabilities, excluding dispositions:
Accounts and other receivables	(3,154)	26,539
Inventories	(232)	110
Prepaid expenses and other current assets	6,224	7,419
Accounts payable	6,365	(371)
Accrued liabilities	(16,298)	(32,667)
Pension and postretirement contributions	(2,111)	(1,710)
Franchise tenant improvement allowance distributions	(3,247)	(1,761)
Other	(4,668)	(3,330)
Cash flows provided by operating activities	37,601	53,730
Cash flows from investing activities:
Purchases of property and equipment	(11,183)	(10,793)
Purchases of assets intended for sale and leaseback	—	(1,411)
Proceeds from the sale and leaseback of assets	—	4,949
Proceeds from the sale of company-operated restaurants	133	5,591
Collections on notes receivable	6,517	9,410
Proceeds from the sale of property and equipment	270	589
Funding of intercompany operations	—	(13,122)
Other	—	2,969
Cash flows used in investing activities	(4,263)	(1,818)
Cash flows from financing activities:
Borrowings on revolving credit facilities	114,298	106,200
Repayments of borrowings on revolving credit facilities	(117,300)	(130,800)
Principal repayments on debt	(10,907)	(14,208)
Debt issuance costs	(17)	—
Dividends paid on common stock	(10,305)	(11,736)
Proceeds from issuance of common stock	114	—
Repurchases of common stock	(14,362)	—
Change in book overdraft	9,234	(129)
Payroll tax payments for equity award issuances	(2,498)	(4,244)
Cash flows used in financing activities	(31,743)	(54,917)
Cash flows provided by (used in) continuing operations	1,595	(3,005)
Net cash provided by operating activities of discontinued operations	—	16,785
Net cash used in investing activities of discontinued operations	—	(13,648)
Net cash used in financing activities of discontinued operations	—	(43)
Net cash provided by discontinued operations	—	3,094
Cash at beginning of period	2,705	4,467
Cash at end of period	$4,300	$3,789
See accompanying notes to condensed consolidated financial statements.

JACK IN THE BOX INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1.    BASIS OF PRESENTATION
Nature of operations — Founded in 1951, Jack in the Box Inc. (the “Company”) operates and franchises Jack in the Box® quick-service restaurants. The following table summarizes the number of restaurants as of the end of each period:

	January 20, 2019	January 21, 2018
Company-operated	137	255
Franchise	2,104	1,995
Total system	2,241	2,250
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
These financial statements should be read in conjunction with the consolidated financial statements and related notes contained in our Annual Report on Form 10-K for the fiscal year ended September 30, 2018 (“2018 Form 10-K”). The accounting policies used in preparing these condensed consolidated financial statements are the same as those described in our 2018 Form 10-K with the exception of two new accounting pronouncements adopted in fiscal 2019, which are described below.
On December 19, 2017, we entered into a definitive agreement to sell Qdoba Restaurant Corporation (“Qdoba”), a wholly owned subsidiary of the Company which operates and franchises more than 700 Qdoba Mexican Eats® fast-casual restaurants, to certain funds managed by affiliates of Apollo Global Management, LLC (together with its consolidated subsidiaries, the “Buyer”). The sale was completed on March 21, 2018. For all periods presented in our condensed consolidated statements of earnings, all sales, costs, expenses and income taxes attributable to Qdoba, except as related to the impact of the decrease in the federal statutory tax rate (see Note 8, Income Taxes), have been aggregated under the caption “Earnings (losses) from discontinued operations, net of income taxes.” Refer to Note 3, Discontinued Operations, for additional information.
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
Reclassifications and adjustments — We recorded certain adjustments in 2019 upon the adoption of a new accounting pronouncement; see details regarding the effects of the adoption on our condensed consolidated financial statements below.
Fiscal year — Our fiscal year is 52 or 53 weeks ending the Sunday closest to September 30. Fiscal years 2019 and 2018 include 52 weeks. Our first quarter includes 16-weeks and all other quarters include 12-weeks. All comparisons between 2019 and 2018 refer to the 16-weeks (“quarter”) ended January 20, 2019 and January 21, 2018, respectively, unless otherwise indicated.
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

JACK IN THE BOX INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Advertising costs — We administer a marketing fund which includes contractual contributions. In 2019, marketing fund contributions from franchise and company-operated restaurants were approximately 5.0% of gross revenues, and the Company made incremental contributions to the marketing fund of $2.0 million.
Production costs of commercials, programming and other marketing activities are charged to the marketing fund when the advertising is first used for its intended purpose, and the costs of advertising are charged to operations as incurred. Total contributions made by the Company, including incremental contributions, are included in “Selling, general, and administrative expenses” in the accompanying condensed consolidated statements of earnings and totaled $7.2 million and $8.9 million in 2019 and 2018, respectively.
Effect of new accounting pronouncements adopted in fiscal 2019 — In May 2014, the FASB issued ASU 2014-09, Revenue Recognition - Revenue from Contracts with Customers (Topic 606) (“ASC 606”), which provides a comprehensive new revenue recognition model that requires an entity to recognize revenue in an amount that reflects the consideration the entity expects to receive for the transfer of promised goods or services to its customers. The standard also requires additional disclosure regarding the nature, amount, timing and uncertainty of revenue and cash flows arising from contracts with customers. We adopted the new standard on October 1, 2018 using the modified retrospective method, whereby the cumulative effect of this transition to applicable contracts with customers that were not completed as of October 1, 2018 was recorded as an adjustment to beginning retained earnings as of this date. The comparative information has not been restated and continues to be reported under the accounting standards in effect for those periods.
The new revenue recognition standard did not impact our recognition of restaurant sales, rental revenues, or royalty fees from franchisees. The new pronouncement changed the way initial fees from franchisees for new restaurant openings or new franchise terms are recognized. Under the previous revenue recognition guidance, initial franchise fees were recognized as revenue at the time when a new restaurant opened or at the start of a new franchise term. In accordance with the new guidance, the initial franchise services are not distinct from the continuing rights and services offered during the term of the franchise agreement and will therefore be treated as a single performance obligation together with the continuing rights and services. As such, initial fees received will be recognized over the franchise term and any unamortized portion will be recorded as deferred revenue in our condensed consolidated balance sheet. An adjustment to opening retained earnings and a corresponding contract liability of approximately $50.3 million (of which $5.0 million was current and $45.3 million was long-term) was established on the date of adoption. A deferred tax asset of approximately $13.0 million related to this contract liability was also established on the date of adoption.
The new standard also had an impact on transactions presented net and not included in our revenues and expenses such as franchisee contributions to and expenditures from our advertising fund, and sourcing and technology fee contributions from franchisees and the related expenses. We determined that we are the principal in these arrangements, and as such, contributions to and expenditures from the advertising fund, and sourcing and technology fees and expenditures are now reported on a gross basis within our consolidated statements of earnings. While this change materially impacted our gross amount of reported revenues and expenses, the impact will be largely offsetting with no material impact to our reported net earnings. However, any annual surplus or deficit in the marketing fund will impact income from operations and net income.

JACK IN THE BOX INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

The following table summarizes the impacts of adopting ASC 606 on the Company’s condensed consolidated financial statement as of and for the 16-weeks ended January 20, 2019 (in thousands):

		Adjustments
	As Reported	Franchise Fees	Marketing and Sourcing Fees	Technology Support Fees	Balances without Adoption
Condensed Consolidated Statement of Earnings
Sixteen Weeks Ended January 20, 2019
Franchise royalties and other	$52,250	$(1,092)	$—	$—	$51,158
Franchise contributions for advertising and other services	$51,814	$—	$(49,097)	$(2,717)	$—
Total revenues	$290,786	$(1,092)	$(49,097)	$(2,717)	$237,880
Franchise advertising and other services expenses	$54,270	$—	$(49,097)	$(5,173)	$—
Selling, general and administrative expenses	$24,083	$—	$—	$2,456	$26,539
Total operating costs and expenses, net	$232,462	$—	$(49,097)	$(2,717)	$180,648
Earnings from operations	$58,324	$(1,092)	$—	$—	$57,232
Earnings from continuing operations and before income taxes	$40,494	$(1,092)	$—	$—	$39,402
Income taxes	$9,373	$(282)	$—	$—	$9,091
Earnings from continuing operations	$31,121	$(810)	$—	$—	$30,311
Net earnings	$34,098	$(810)	$—	$—	$33,288

Condensed Consolidated Balance Sheet
January 20, 2019
Prepaid expenses	$10,367	$282	$—	$—	$10,649
Total current assets	$96,546	$282	$—	$—	$96,828
Deferred tax assets	$77,295	$(12,958)	$—	$—	$64,337
Other assets, net	$199,462	$269	$—	$—	$199,731
Total other assets	$324,015	$(12,689)	$—	$—	$311,326
Total assets	$828,852	$(12,407)	$—	$—	$816,445
Accrued liabilities	$100,429	$(4,963)	$—	$—	$95,466
Total current liabilities	$187,656	$(4,963)	$—	$—	$182,693
Other long-term liabilities	$234,816	$(43,962)	$—	$—	$190,854
Total long-term liabilities	$1,248,492	$(43,962)	$—	$—	$1,204,530
Retained earnings	$1,547,759	$36,518	$—	$—	$1,584,277
Total stockholders’ deficit	$(607,296)	$36,518	$—	$—	$(570,778)
Total liabilities and stockholders’ deficit	$828,852	$(12,407)	$—	$—	$816,445
The adoption of ASC 606 had no impact on the Company’s cash provided by or used in operating, investing or financing activities as previously reported in its condensed consolidated statement of cash flows.
In March 2017, the FASB issued ASU 2017-07, Compensation - Retirement Benefits (Topic 715): Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost. This standard requires the presentation of the service cost component of net benefit cost to be in the same line item as other compensation costs arising from services rendered by the pertinent employees during the period. All other components of net benefit cost should be presented separately from the service cost component and outside of a subtotal of earnings from operations, or separately disclosed. We adopted this standard in the first quarter of fiscal 2019 applying the retrospective method. As a result of the adoption, $0.6 million of pension costs previously reported within “Selling, general, and administrative expenses” has been reclassified to a separate line under earnings from operations to conform to current year presentation.

JACK IN THE BOX INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Effect of new accounting pronouncements to be adopted in future periods — In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842), which requires a lessee to recognize assets and liabilities on the balance sheet for those leases classified as operating leases under previous guidance. In January 2018, the FASB issued ASU 2018-01, Leases (Topic 842): Land Easement Practical Expedient for Transition to Topic 842, which affects the guidance in ASU 2016-02. The standard permits the election of an optional transition practical expedient to not evaluate land easements that exist or expired before the adoption of Topic 842 and that were not previously accounted for as leases under Topic 840. In July 2018, the FASB issued ASU 2018-10, Codification Improvements to Topic 842 (Leases), and ASU 2018-11, Leases (Topic 842), Targeted Improvements, which provide (i) narrow amendments to clarify how to apply certain aspects of the new lease standard, (ii) entities with an additional transition method to adopt the new standard, and (iii) lessors with a practical expedient for separating components of a contract. Based on a preliminary assessment, we expect that most of our operating lease commitments will be subject to the new guidance and recognized as operating lease liabilities and right-of-use assets upon adoption, resulting in a significant increase in the assets and liabilities on our consolidated balance sheets. We do not expect the adoption of this guidance to have a material impact on our consolidated statement of earnings and statement of cash flows. We will be required to adopt these standards in the first quarter of fiscal 2020 and are required to adopt using a modified retrospective transition approach. We are continuing our evaluation, which may identify additional impacts this standard and its amendments will have on our consolidated financial statements and related disclosures.

2.    REVENUE
Nature of products and services — We derive revenue from retail sales at Jack in the Box company-operated restaurants and rental revenue, royalties, advertising, and franchise fees from franchise-operated restaurants.
Our franchise arrangements generally provide for an initial franchise fee of $50,000 per restaurant and generally require that franchisees pay royalty and marketing fees at 5% of gross sales. The agreement also requires franchisees to pay sourcing, technology and other miscellaneous fees.
Significant accounting policy — “Company restaurant sales” include revenue recognized upon delivery of food and beverages to the customer at company-operated restaurants, which is when our obligation to perform is satisfied. Company restaurant sales exclude taxes collected from the Company’s customers. Company restaurant sales also include income for gift cards. Gift cards, upon customer purchase, are recorded as deferred income and are recognized in revenue as they are redeemed. The timing and amount of revenue recognized related to company restaurant sales was not impacted by the adoption of ASC 606.
“Franchise royalties and other” includes royalties fees and initial franchise fees received from franchisees. Royalties are based upon a percentage of sales of the franchised restaurant and are recognized as earned. Franchise royalties are billed on a monthly basis. Initial franchise fees when a new restaurant opens or at the start of a new franchise term are recorded as deferred revenue when received and recognized as revenue over the term of the franchise agreement.
“Franchise contributions for advertising and other services” includes franchisee contributions billed on a monthly basis to our marketing fund, and sourcing and technology fees, as required under the franchise agreements. Contributions to our marketing fund are based on a percentage of sales and recognized as earned. Sourcing and technology services are recognized when the goods or services are transferred to the franchisee. The adoption of the new revenue standard did not impact the timing of revenue recognition for these fees received; however, these arrangements are now presented on a gross basis because we believe we are the principal in the arrangement.
“Franchise rental revenues” received from franchised restaurants based on fixed rental payments are recognized as revenue over the term of the lease. Certain franchise rents, which are contingent upon sales levels, are recognized in the period in which the contingency is met. Rental revenues are accounted for in accordance with applicable guidance for leases and are excluded from the scope of the new revenue standard.

JACK IN THE BOX INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Disaggregation of revenue — The following table disaggregates revenue by primary source for the 16-weeks ended January 20, 2019 (in thousands):

Sources of revenue:
Company restaurant sales	$102,832
Franchise rental income	83,890
Franchise royalties	49,507
Marketing fees	47,863
Technology and sourcing fees	3,951
Franchise fees and other services	2,743
Total revenue	$290,786
Contract liabilities — Our contract liabilities consist of deferred revenue resulting from initial fees received from franchisees for new restaurant openings or new franchise terms, which are generally recognized over the franchise term. We classify these contract liabilities as “Other long-term liabilities” and “Accrued liabilities” in our condensed consolidated balance sheets.
A summary of significant changes in our contract liabilities between the date of adoption (October 1, 2018) and January 20, 2019 is presented below (in thousands):

Deferred Franchise Fees
Deferred franchise fees at October 1, 2018	$50,018
Revenue recognized during the period	(1,592)
Additions during the period	500
Deferred franchise fees at January 20, 2019	$48,926
The following table reflects the estimated franchise fees to be recognized in the future related to performance obligations that are unsatisfied at the end of the period (in thousands):

2019 (1)	$3,434
2020	4,860
2021	4,838
2022	4,639
2023	4,484
Thereafter	26,671
$48,926
____________________________
(1)     Represents the estimate for remainder of fiscal year 2019.

We have applied the optional exemption, as provided for under ASC 606, which allows us to not disclose the transaction price allocated to unsatisfied performance obligations when the transaction price is a sales-based royalty.

3.	DISCONTINUED OPERATIONS
Qdoba — In December 2017, we entered into a stock purchase agreement (the “Qdoba Purchase Agreement”) with the Buyer to sell all issued and outstanding shares of Qdoba. The Buyer completed the acquisition of Qdoba on March 21, 2018 (the “Qdoba Sale”).
We also entered into a Transition Services Agreement with the Buyer pursuant to which the Buyer is receiving certain services (the “Services”) to enable it to operate the Qdoba business after the closing of the Qdoba Sale. The Services include information technology, finance and accounting, human resources, supply chain and other corporate support services. Under the Agreement, the Services are being provided at cost for a period of up to 12 months, with two 3-month extensions available for certain services. Based on current discussions with the Buyer, we expect certain services will be extended past the original date as allowed for under the Agreement. In 2019, we recorded $3.7 million in income related to the Services in 2019 as a reduction of selling, general and administrative expenses in the condensed consolidated statements of earnings.

JACK IN THE BOX INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Further, in 2018, we entered into an Employee Agreement with the Buyer pursuant to which we continued to employ all Qdoba employees who work for the Buyer (the “Qdoba Employees”) from the date of closing of the Qdoba Sale through December 31, 2018. During the term of the Employee Agreement, we paid all wages and benefits of the Qdoba Employees and received reimbursement of these costs from the Buyer. From October 1, 2018 to December 31, 2018, we paid $35.4 million of Qdoba wages and benefits pursuant to the Employee Agreement.
As the Qdoba Sale represents a strategic shift that had a major effect on our operations and financial results, in accordance with the provisions of FASB authoritative guidance on the presentation of financial statements, Qdoba results are classified as discontinued operations in our condensed consolidated statements of earnings and our condensed consolidated statements of cash flows for all periods presented.
Income taxes — In fiscal 2019, the Company entered into a bilateral California election with Quidditch Acquisition, Inc. to retroactively treat the divestment of Qdoba Restaurant Corporation on March 21, 2018 as a sale of assets instead of a stock sale for income tax purposes. This election reduced the Company’s fiscal year 2018 California tax liability on the divestment by $2.8 million.
The following table summarizes the Qdoba related activity for each period in discontinued operations (in thousands, except per share data):

	Sixteen Weeks Ended
	January 20, 2019	January 21, 2018
Company restaurant sales	$—	$125,770
Franchise revenues	—	5,986
Company restaurant costs (excluding depreciation and amortization)	—	(108,618)
Franchise costs (excluding depreciation and amortization)	—	(1,408)
Selling, general and administrative expenses	302	(12,264)
Depreciation and amortization	—	(5,012)
Impairment and other charges, net	—	(1,669)
Interest expense, net	—	(3,212)
Operating earnings from discontinued operations before income taxes	302	(427)
Gain (loss) on Qdoba Sale	(85)	—
Earnings (losses) from discontinued operations before income taxes	217	(427)
Income tax benefit (expense)	2,760	(205)
Earnings (losses) from discontinued operations, net of income taxes	$2,977	$(632)

Net earnings (losses) per share from discontinued operations:
Basic	$0.11	$(0.02)
Diluted	$0.11	$(0.02)
Selling, general and administrative expenses presented in the table above include corporate costs directly in support of Qdoba operations. All other corporate costs were classified in results of continuing operations. Our credit facility required us to make a mandatory prepayment (“Qdoba Prepayment”) on our term loan upon the closing of the Qdoba Sale, which was $260.0 million. In accordance with authoritative guidance on financial statement presentation, interest expense associated with our credit facility was allocated to discontinued operations in the prior year based on our estimate of the mandatory prepayment that was made upon closing of the Qdoba Sale.

JACK IN THE BOX INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Lease guarantees — While all operating leases held in the name of Qdoba were part of the Qdoba Sale, some of the leases remain guaranteed by the Company pursuant to one or more written guarantees (the “Guarantees”). In the event Qdoba fails to meet its payment and performance obligations under such guaranteed leases, we may be required to make rent and other payments to the landlord under the requirements of the Guarantees. Should we, as guarantor of the lease obligations, be required to make any lease payments due for the remaining term of the subject lease(s) subsequent to March 21, 2018, the maximum amount we may be required to pay is approximately $35.9 million as of January 20, 2019. The lease terms extend for a maximum of approximately 17 more years as of January 20, 2019, and we would remain a guarantor of the leases in the event the leases are extended for any established renewal periods. In the event that we are obligated to make payments under the Guarantees, we believe the exposure is limited due to contractual protections and recourse available in the lease agreements, as well as the Qdoba Purchase Agreement, including a requirement of the landlord to mitigate damages by re-letting the properties in default, and indemnity from the Buyer. Qdoba continues to meet its obligations under these leases and there have not been any events that would indicate that Qdoba will not continue to meet the obligations of the leases. As such, we have not recorded a liability for the Guarantees as the likelihood of Qdoba defaulting on the assigned agreements was deemed to be less than probable.

4.    SUMMARY OF REFRANCHISINGS AND FRANCHISEE DEVELOPMENT
Refranchisings and franchisee development — The following table summarizes the number of restaurants sold to franchisees, the number of restaurants developed by franchisees, and gains recognized in each period (dollars in thousands):

	Sixteen Weeks Ended
	January 20, 2019	January 21, 2018
Restaurants sold to franchisees	—	22
New restaurants opened by franchisees	9	5

Proceeds from the sale of company-operated restaurants:
Cash (1)	$133	$5,591
Notes receivable	—	9,084
	133	14,675

Net assets sold (primarily property and equipment)	—	(3,637)
Goodwill related to the sale of company-operated restaurants	(2)	(153)
Other (2)	88	(1,945)
Gains on the sale of company-operated restaurants	$219	$8,940
____________________________

(1)	Amounts in 2019 and 2018 include additional proceeds of $0.1 million and $1.2 million, respectively, related to restaurants sold in prior years.

(2)	Amounts in 2018 primarily relate to $1.5 million of remodel credits.

JACK IN THE BOX INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

5.	FAIR VALUE MEASUREMENTS
Financial assets and liabilities — The following table presents our financial assets and liabilities measured at fair value on a recurring basis (in thousands):

	Total	Quoted Prices in Active Markets for Identical Assets (3) (Level 1)	Significant Other Observable Inputs (3) (Level 2)	Significant Unobservable Inputs (3) (Level 3)
Fair value measurements as of January 20, 2019:
Non-qualified deferred compensation plan (1)	$31,053	$31,053	$—	$—
Interest rate swaps (Note 6) (2)	7,391	—	7,391	—
Total liabilities at fair value	$38,444	$31,053	$7,391	$—
Fair value measurements as of September 30, 2018:
Non-qualified deferred compensation plan (1)	$37,447	$37,447	$—	$—
Interest rate swaps (Note 6) (2)	703	—	703	—
Total liabilities at fair value	$38,150	$37,447	$703	$—

____________________________

(1)
We maintain an unfunded defined contribution plan for key executives and other members of management. The fair value of this obligation is based on the closing market prices of the participants’ elected investments. The obligation is included in “Accrued liabilities” and “Other long-term liabilities” on our condensed consolidated balance sheets.

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

The fair values of our debt instruments are based on the amount of future cash flows associated with each instrument discounted using our borrowing rate. At January 20, 2019, the carrying value of all financial instruments was not materially different from fair value, as the borrowings are prepayable without penalty. The estimated fair values of our capital lease obligations approximated their carrying values as of January 20, 2019.
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
In connection with our impairment reviews performed during 2019, no material fair value adjustments were required. Refer to Note 7, Impairment and Other Charges, Net, for additional information regarding impairment charges.

JACK IN THE BOX INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

6.	DERIVATIVE INSTRUMENTS
Objectives and strategies — We are exposed to interest rate volatility with regard to our variable rate debt. In June 2015, we entered into forward-starting interest rate swap agreements that effectively converted $500.0 million of our variable rate borrowings to a fixed rate from October 2018 through October 2022.
These agreements have been designated as cash flow hedges under the terms of the FASB authoritative guidance for derivatives and hedging. To the extent that they are effective in offsetting the variability of the hedged cash flows, changes in the fair values of the derivatives are not included in earnings but are included in other comprehensive income (“OCI”). These changes in fair value are subsequently reclassified into net earnings as a component of interest expense as the hedged interest payments are made on our variable rate debt.
Financial position — The following derivative instruments were outstanding as of the end of each period (in thousands):

	Balance Sheet Location	Fair Value
		January 20, 2019	September 30, 2018
Derivatives designated as hedging instruments:
Interest rate swaps	Accrued liabilities	$(402)	$(26)
Interest rate swaps	Other long-term liabilities	(6,989)	(1,266)
Interest rate swaps	Other assets, net	—	589
Total derivatives (Note 5)		$(7,391)	$(703)
Financial performance — The following table summarizes the OCI activity related to our interest rate swap derivative instruments (in thousands):

	Location in Income	Sixteen Weeks Ended
		January 20, 2019	January 21, 2018
(Loss) gain recognized in OCI	N/A	$(7,167)	$10,291
Loss reclassified from accumulated OCI into net earnings	Interest expense, net	$479	$1,674
Amounts reclassified from accumulated OCI into interest expense represent payments made to the counterparties for the effective portions of the interest rate swaps. During the periods presented, our interest rate swaps had no hedge ineffectiveness.

7.	IMPAIRMENT AND OTHER CHARGES, NET
Impairment and other charges, net in the accompanying condensed consolidated statements of earnings is comprised of the following (in thousands):

	Sixteen Weeks Ended
	January 20, 2019	January 21, 2018
Restructuring costs	$5,840	$358
Costs of closed restaurants and other	866	1,447
Losses on disposition of property and equipment, net	576	184
Accelerated depreciation	416	57
Operating restaurant impairment charges (1)	—	211
	$7,698	$2,257
____________________________

(1)	In 2018, impairment charges relate to our landlord’s sale of a restaurant property to a franchisee.
Restructuring costs — Restructuring charges include costs resulting from the exploration of strategic alternatives (the “Strategic Alternatives Evaluation”) in 2019 and a plan that management initiated to reduce our general and administrative costs. Restructuring charges in 2018 also include costs related to the evaluation of potential alternatives with respect to the Qdoba brand (the “Qdoba Evaluation”), which resulted in the Qdoba Sale. Refer to Note 3, Discontinued Operations, for information regarding the Qdoba Sale.

JACK IN THE BOX INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

The following is a summary of our restructuring costs (in thousands):

	Sixteen Weeks Ended
	January 20, 2019	January 21, 2018
Employee severance and related costs (1)	$4,506	$(456)
Strategic Alternatives Evaluation (2)	1,334	—
Qdoba Evaluation (3)	—	813
Other	—	1
	$5,840	$358
____________________________

(1)	2018 reflects a reduction in severance and related costs due to a change in the number of employees to be terminated in connection with our restructuring activities.

(2)	Strategic Alternative Evaluation costs are primarily related to third party advisory services.

(3)	Qdoba Evaluation costs are primarily related to retention compensation and third party advisory services.
We currently expect to recognize severance and related costs of approximately $1.6 million for the remainder of fiscal 2019 related to positions that have been identified for elimination. At this time, we are unable to estimate any additional charges to be incurred related to additional positions that may be identified for elimination or our other restructuring activities.
Total accrued severance costs related to our restructuring activities are included in “Accrued liabilities” on our condensed consolidated balance sheets, and changed as follows during 2019 (in thousands):

Balance as of September 30, 2018	$5,309
Costs incurred	4,474
Cash payments	(4,200)
Balance as of January 20, 2019	$5,583
Costs of closed restaurants and other — Costs of closed restaurants in 2019 and 2018 include future lease commitment charges and expected ancillary costs, net of anticipated sublease rentals. Costs in 2018 also include also include $0.5 million of additional impairment charges resulting from changes in the market value of three closed restaurant properties held for sale.
Accrued restaurant closing costs, included in “Accrued liabilities” and “Other long-term liabilities” on our condensed consolidated balance sheets, changed as follows during 2019 (in thousands):

Balance as of September 30, 2018	$3,534
Additions	—
Adjustments (1)	146
Interest expense	460
Cash payments	(1,179)
Balance as of January 20, 2019 (2) (3)	$2,961
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

(3)
This balance excludes $2.1 million of restaurant closing costs that are included in “Accrued liabilities” and “Other long-term liabilities” on our condensed consolidated balance sheets, which were initially recorded as losses on the sale of company-operated restaurants to franchisees.

Accelerated depreciation — When a long-lived asset will be replaced or otherwise disposed of prior to the end of its estimated useful life, the useful life of the asset is adjusted based on the estimated disposal date and accelerated depreciation is recognized.

JACK IN THE BOX INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

8.	INCOME TAXES
Our tax rate for the quarter ended January 20, 2019 was impacted by the Tax Cuts and Jobs Act (the “Tax Act”), which was enacted into law on December 22, 2017. As a fiscal year taxpayer, the corporate federal tax rate reduction from 35% to 21% was phased in, resulting in a statutory federal tax rate of 24.5% for our fiscal year ending September 30, 2018, and 21.0% for our fiscal year ending September 29, 2019 and subsequent fiscal years.
In 2019 and 2018 income tax provisions reflect tax rates of 23.1% and 78.5%, respectively. The major components of the year over year change in tax rates were the one-time, non-cash impact of the enactment of the Tax Act in fiscal year 2018, a decrease in the statutory tax rate, and an adjustment related to state taxes recorded in the first quarter of fiscal year 2019, partially offset by a decrease in the excess tax benefit on stock compensation. The final annual tax rate cannot be determined until the end of the fiscal year; therefore, the actual annual 2019 rate could differ from our current estimates.
The following is a summary of the components of each tax rate (dollars in thousands):

	Sixteen Weeks Ended
	January 20, 2019		January 21, 2018
Income tax expense at statutory rate	$10,434	25.8%	$17,192	28.6%
One-time, non-cash impact of the Tax Act	—	—%	30,627	51.0%
Stock compensation excess tax benefit	(50)	(0.1)%	(802)	(1.3)%
Adjustment to state tax provision	(1,027)	(2.6)%	—	—%
Other	16	—%	121	0.2%
(1)	$9,373	23.1%	$47,138	78.5%
____________________________

(1)	Percentages may not add due to rounding.

JACK IN THE BOX INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

9.    RETIREMENT PLANS
Defined benefit pension plans — We sponsor two defined benefit pension plans, a frozen “Qualified Plan” covering substantially all full-time employees hired prior to January 1, 2011, and an unfunded supplemental executive retirement plan (“SERP”) which provides certain employees additional pension benefits and was closed to new participants effective January 1, 2007. Benefits under both plans are based on the employee’s years of service and compensation over defined periods of employment.
Postretirement healthcare plans — We also sponsor two healthcare plans, closed to new participants, that provide postretirement medical benefits to certain employees who have met minimum age and service requirements. The plans are contributory; with retiree contributions adjusted annually, and contain other cost-sharing features such as deductibles and coinsurance.
Net periodic benefit cost — The components of net periodic benefit cost in each period were as follows (in thousands):

	Sixteen Weeks Ended
	January 20, 2019	January 21, 2018
Defined benefit pension plans:
Interest cost	$7,048	$6,879
Service cost	—	151
Expected return on plan assets (1)	(8,104)	(8,144)
Actuarial loss (2)	1,219	1,498
Amortization of unrecognized prior service costs (2)	35	45
Net periodic benefit cost	$198	$429
Postretirement healthcare plans:
Interest cost	$307	$294
Actuarial gain (2)	(49)	(8)
Net periodic benefit cost	$258	$286
___________________________

(1)	Determined as of the beginning of the year based on a return on asset assumption of 6.2%.

(2)	Amounts were reclassified from accumulated OCI into net earnings as a component of “Other pension and post-retirement expenses, net.”
Changes in presentation —As discussed in Note 1, Basis in Presentation, we adopted ASU 2017-07 during the first quarter of 2019 using the retrospective method, which changed the financial statement presentation of service costs and the other components of net periodic benefit cost. The service cost component continues to be included in operating income; however, the other components are now presented in a separate line below earnings from operations captioned “Other pension and post-retirement expenses, net” in our condensed consolidated statement of earnings. Further, in connection with the adoption, plan administrative expenses historically presented as a component of service cost are now presented as a component of expected return on assets. The prior year components of net periodic benefit costs have been recast to conform to current year presentation.
Future cash flows — Our policy is to fund our plans at or above the minimum required by law. As of January 1, 2018, the date of our last actuarial funding valuation, there was no minimum contribution funding requirement. Details regarding 2019 contributions are as follows (in thousands):

	SERP	Postretirement Healthcare Plans
Net year-to-date contributions	$1,763	$348
Remaining estimated net contributions during fiscal 2019	$3,300	$1,000
We continue to evaluate contributions to our Qualified Plan based on changes in pension assets as a result of asset performance in the current market and the economic environment. We do not anticipate making any contributions to our Qualified Plan in fiscal 2019.

JACK IN THE BOX INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

10.	STOCKHOLDERS’ DEFICIT
Summary of changes in stockholders’ deficit — A reconciliation of the beginning and ending amounts of deficit is presented below (in thousands):

	Sixteen Weeks Ended
	January 20, 2019	January 21, 2018
Balance at beginning of period	$(591,699)	$(388,130)
Shares issued under stock plans, including tax benefit	115	—
Share-based compensation	1,909	3,385
Dividends declared	(10,318)	(11,773)
Net earnings	34,098	12,190
Other comprehensive (loss) income, net of taxes	(4,071)	9,919
Cumulative-effect from a change in accounting principle	(37,330)	(151)
Balance at end of period	$(607,296)	$(374,560)
Repurchases of common stock — In 2019, we have not repurchased any common shares. In November 2018, the Board of Directors approved an additional $60.0 million stock-buyback program that expires in November 2019. As of January 20, 2019, there was approximately $101.0 million remaining under the Board-authorized stock buyback program which expire November 2019.
Repurchases of common stock included in our condensed consolidated statement of cash flows for fiscal 2019 includes $14.4 million related to repurchase transactions traded in the prior fiscal year that settled in 2019.
Dividends — In November 2018, the Board of Directors declared a cash dividend of $0.40 per common share which was paid on December 18, 2018 to shareholders of record as of the close of business on December 5, 2018 and totaled $10.3 million. Future dividends are subject to approval by our Board of Directors.

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

The following table reconciles basic weighted-average shares outstanding to diluted weighted-average shares outstanding (in thousands):

	Sixteen Weeks Ended
	January 20, 2019	January 21, 2018
Weighted-average shares outstanding – basic	25,907	29,551
Effect of potentially dilutive securities:
Nonvested stock awards and units	208	229
Stock options	11	64
Performance share awards	2	9
Weighted-average shares outstanding – diluted	26,128	29,853
Excluded from diluted weighted-average shares outstanding:
Antidilutive	186	90
Performance conditions not satisfied at the end of the period	89	74

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
Lease guarantees — While all operating leases held in the name of Qdoba were part of the Qdoba Sale, some of the leases remain guaranteed by the Company pursuant to one or more written guarantees. In the event Qdoba fails to meet its payment and performance obligations under such guaranteed leases, we may be required to make rent and other payments to the landlord under the requirements of the Guarantees. Qdoba continues to meet its obligations under these leases and there have not been any events that would indicate that Qdoba will not continue to meet the obligations of the leases. As such, we have not recorded a liability for the Guarantees as the likelihood of Qdoba defaulting on the assigned agreements was deemed to be less than probable. Refer to Note 3, Discontinued Operations, for additional information regarding the Guarantees.

JACK IN THE BOX INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

13.	SUPPLEMENTAL CONSOLIDATED CASH FLOW INFORMATION (in thousands)

	Sixteen Weeks Ended
	January 20, 2019	January 21, 2018
Non-cash investing and financing transactions:
Decrease in obligations for treasury stock repurchases	$14,362	$—
Decrease in obligations for purchases of property and equipment	$4,927	$4,201
Increase in dividends accrued or converted to common stock equivalents	$58	$78
Decrease in capital lease obligations from the termination of equipment and building leases	$7	$685
Increase in notes receivable from the sale of company-operated restaurants	$—	$9,084
Equipment capital lease obligations incurred	$—	$39

JACK IN THE BOX INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

14.	SUPPLEMENTAL CONSOLIDATED BALANCE SHEET INFORMATION (in thousands)

	January 20, 2019	September 30, 2018
Accounts and other receivables, net:
Trade	$34,989	$35,877
Due from marketing fund	13,774	—
Notes receivable	10,666	11,480
Income tax receivable	1,132	5,637
Other	2,513	6,123
Allowance for doubtful accounts	(1,533)	(1,695)
	$61,541	$57,422
Prepaid expenses:
Prepaid rent	$4,763	$—
Prepaid income taxes	868	4,837
Prepaid advertising	—	4,318
Other	4,736	5,288
	$10,367	$14,443
Other assets, net:
Company-owned life insurance policies	$107,045	$109,908
Deferred rent receivable	48,844	48,372
Other	43,573	40,986
	$199,462	$199,266
Accrued liabilities:
Insurance	$35,829	$35,405
Payroll and related taxes	19,161	29,498
Deferred franchise fees	4,963	375
Sales and property taxes	2,830	4,555
Gift card liability	2,467	2,081
Other	35,179	35,008
	$100,429	$106,922
Other long-term liabilities:
Defined benefit pension plans	$67,214	$69,012
Deferred franchise fees	43,963	—
Straight-line rent accrual	30,731	31,762
Other	92,908	92,675
	$234,816	$193,449

15.	SUBSEQUENT EVENTS

On February 18, 2019, the Board of Directors declared a cash dividend of $0.40 per common share, to be paid on March 19, 2019 to shareholders of record as of the close of business on March 4, 2019.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
GENERAL
All comparisons between 2019 and 2018 refer to the 16-weeks (“quarter”) ended January 20, 2019 and January 21, 2018, respectively, unless otherwise indicated.
For an understanding of the significant factors that influenced our performance during 2019 and 2018, our Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) should be read in conjunction with the condensed consolidated financial statements and related notes included in this Quarterly Report and our Annual Report on Form 10-K for the fiscal year ended September 30, 2018.
Our MD&A consists of the following sections:

•	Overview — a general description of our business and 2019 highlights.

•	Financial reporting — a discussion of changes in presentation, if any.

•	Results of operations — an analysis of our condensed consolidated statements of earnings for the periods presented in our condensed consolidated financial statements.

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

OVERVIEW
As of January 20, 2019, we operated and franchised 2,241 Jack in the Box quick-service restaurants, primarily in the western and southern United States, including one in Guam.
The following summarizes the most significant events occurring year-to-date in fiscal 2019, and certain trends compared to a year ago:

•
Same-store and system sales — System same-store sales decreased 0.1%, and system sales decreased $5.9 million, or 0.6%, compared with a year ago. Menu price increases and favorable product mix were partially offset at company-operated restaurants and more than offset at franchise-operated restaurants by a decrease in traffic.

•
Company restaurant operations — Company restaurant costs as a percentage of company restaurant sales decreased in 2019 to 73.8% from 74.0% a year ago primarily due to the benefit of refranchising units that had lower AUVs than the average for all company restaurants, partially offset by higher costs for labor and other operating expenses.

•	Franchise operations — Excluding the impacts of the adoption of ASC 606 further described below, franchise costs as a percentage of franchise revenues were largely flat compared to prior year.

•
Restructuring costs — In 2019, we have continued with our plan to reduce our general and administrative costs by revamping our organization and cost structures. Additionally, in the first quarter of fiscal 2019, we began an evaluation of strategic alternatives for the Company (the “Strategic Alternatives Evaluation”). In connection with these activities, we have recorded $5.8 million of restructuring charges in 2019, which includes $4.5 million primarily related to severance costs, and $1.3 million related to the Strategic Alternatives Evaluation. These costs are included in “Impairment and other costs, net” in the accompanying condensed consolidated statements of earnings.

•	Return of cash to shareholders — We returned cash to shareholders in the form of cash dividends. We declared a cash dividend of $0.40 per share totaling $10.3 million.

•	Adjusted EBITDA — Adjusted EBITDA decreased in 2019 to $83.0 million from $85.4 million in 2018.

FINANCIAL REPORTING
In fiscal 2019, we adopted ASU 2014-09, Revenue Recognition - Revenue from Contracts with Customers (Topic 606) (“ASC 606”), using the modified retrospective method, whereby the cumulative effect of initially adopting the guidance was recognized as an adjustment to beginning retained earnings at October 1, 2018. The comparative information has not been restated and continues to be reported under the accounting standards in effect for those periods. The most significant effects of this transition that affect comparability of our results of operations between 2019 and 2018 include the following:

•	Franchise fee revenue for initial franchise services will be recognized over the franchise term beginning in 2019 compared to upfront recognition under the previous revenue guidance.

•
Franchise contribution for advertising and other services are reflected on a gross basis in 2019 compared to a net basis in 2018. Newly created captions “Franchise contribution for advertising and other services” and “Franchise advertising and other services expenses” include the gross-up of respective revenues and expenses; however, the 2018 results have not been restated to conform to current year presentation.

In fiscal 2018, we completed the sale of Qdoba on March 21, 2018. Qdoba results are included in discontinued operations for all periods presented.

RESULTS OF OPERATIONS
The following table presents certain income and expense items included in our condensed consolidated statements of earnings as a percentage of total revenues, unless otherwise indicated. Percentages may not add due to rounding.
CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS DATA

	Sixteen Weeks Ended
	January 20, 2019	January 21, 2018
Revenues:
Company restaurant sales	35.4%	57.6%
Franchise rental revenues	28.8%	26.2%
Franchise royalties and other	18.0%	16.2%
Franchise contributions for advertising and other services	17.8%	—%
Total revenues	100.0%	100.0%
Operating costs and expenses, net:
Company restaurant costs (excluding depreciation and amortization):
Food and packaging (1)	28.8%	28.8%
Payroll and employee benefits (1)	29.4%	28.8%
Occupancy and other (1)	15.6%	16.4%
Total company restaurant costs (1)	73.8%	74.0%
Franchise occupancy expenses (excluding depreciation and amortization) (2)	60.5%	60.2%
Franchise support and other costs (3)	5.4%	5.2%
Franchise advertising and other services expenses (4)	104.7%	—%
Selling, general and administrative expenses	8.3%	11.6%
Depreciation and amortization	5.9%	6.5%
Impairment and other charges, net	2.6%	0.8%
Gains on the sale of company-operated restaurants	(0.1)%	(3.0)%
Earnings from operations	20.1%	24.9%
Income tax rate (5)	23.1%	78.5%
____________________________

(1)	As a percentage of company restaurant sales.

(2)	As a percentage of franchise rental revenues.

(3)	As a percentage of franchise royalties and other.

(4)	As a percentage of franchise contributions for advertising and other services.

(5)	As a percentage of earnings from continuing operations and before income taxes.

CHANGES IN SAME-STORE SALES

	Sixteen Weeks Ended
	January 20, 2019	January 21, 2018
Company	0.5%	0.2%
Franchise	(0.1)%	(0.3)%
System	(0.1)%	(0.2)%
The following table summarizes the changes in the number and mix of company and franchise restaurants:

	2019			2018
	Company	Franchise	Total	Company	Franchise	Total
Beginning of year	137	2,100	2,237	276	1,975	2,251
New	—	9	9	1	5	6
Refranchised	—	—	—	(22)	22	—
Closed	—	(5)	(5)	—	(7)	(7)
End of period	137	2,104	2,241	255	1,995	2,250
% of system	6%	94%	100%	11%	89%	100%
The following table summarizes the restaurant sales for company-owned, franchised, and total system sales (in thousands):

	Sixteen Weeks Ended
	January 20, 2019	January 21, 2018
Company-owned restaurant sales	$102,832	$169,637
Franchised restaurant sales	959,960	899,062
System sales	$1,062,792	$1,068,699
Below is a reconciliation of Non-GAAP Adjusted EBITDA to the most directly comparable GAAP measure, net earnings (in thousands):
ADJUSTED EBITDA

	Sixteen Weeks Ended
	January 20, 2019	January 21, 2018
Net earnings - GAAP	$34,098	$12,190
(Earnings) losses from discontinued operations, net of taxes	(2,977)	699
Income taxes	9,373	47,138
Interest expense, net	17,374	12,780
Gains on the sale of company-operated restaurants	(219)	(8,940)
Impairment and other charges, net	7,698	2,257
Depreciation and amortization	17,169	19,157
Amortization of franchise tenant improvement allowances	530	147
Adjusted EBITDA - Non-GAAP	$83,046	$85,428

Company Restaurant Operations
The following table presents company restaurant sales and costs, and restaurant costs as a percentage of the related sales. Percentages may not add due to rounding (dollars in thousands):

	Sixteen Weeks Ended
	January 20, 2019		January 21, 2018
Company restaurant sales	$102,832		$169,637
Company restaurant costs:
Food and packaging	29,616	28.8%	48,864	28.8%
Payroll and employee benefits	30,274	29.4%	48,940	28.8%
Occupancy and other	16,013	15.6%	27,750	16.4%
Total company restaurant costs	$75,903	73.8%	$125,554	74.0%

Company restaurant sales decreased $66.8 million in 2019 as compared with the prior year primarily driven by a decrease in the number of company restaurants resulting from the execution of our refranchising strategy and, to a lesser extent, by a decrease in traffic, which was more than offset by menu price increases and favorable product mix. The following table presents the approximate impact of these (decreases) increases on company restaurant sales in 2019 (in millions):

Sixteen Weeks Ended
Decrease in the average number of restaurants	$(67.8)
AUV increase	1.0
Total change in company restaurant sales	$(66.8)
Same-store sales at company-operated restaurants increased 0.5% in 2019 as compared with the prior year primarily due to menu price increases and favorable product mix, partially offset by a decline in transactions. The following table summarizes the change in company-operated same-store sales versus a year ago:

	Sixteen Weeks Ended
	January 20, 2019	January 21, 2018
Average check (1)	3.8%	2.6%
Transactions	(3.3)%	(2.4)%
Change in same-store sales	0.5%	0.2%
____________________________

(1)	Amounts in 2019 and 2018 include price increases of approximately 2.6% and 1.6%, respectively.
Food and packaging costs as a percentage of company restaurant sales remained consistent at 28.8% in 2019 and 2018 primarily due to menu price increases and favorable product mix, partially offset by higher commodity costs. Commodity costs increased 0.8% compared to a year ago due primarily to higher costs for potatoes and beverages, partially offset by lower costs for beef and pork. Potatoes increased most significantly by 7% in the quarter while beef, our most significant commodity, decreased approximately 5% in 2019 compared with the prior year. For fiscal 2019, we currently expect commodity costs to increase approximately 2% compared with fiscal 2018.
Payroll and employee benefit costs as a percentage of company restaurant sales increased to 29.4% in 2019 compared with 28.8% in 2018 due primarily to higher average wages resulting from a change in the mix of restaurants due to refranchising, wage inflation, and a highly competitive labor market.
Occupancy and other costs decreased $11.7 million in 2019 compared to the prior year, primarily due to a decrease in the average number of restaurants, impacting occupancy and other costs by approximately $13 million, partially offset by higher costs for maintenance and repairs, uniforms, utilities, information technology and property rent. The decrease in occupancy and other costs as a percentage of company restaurant sales in 2019 compared to 2018 was primarily due to the benefit of refranchising units that had lower AUVs than the average for all company restaurants.

Franchise Operations
The following table presents franchise revenues and costs in each period and other information we believe is useful in analyzing the change in franchise operating results (dollars in thousands):

	Sixteen Weeks Ended
	January 20, 2019	January 21, 2018
Franchise rental revenues	$83,890	$77,217

Royalties	49,507	46,293
Franchise fees and other	2,743	1,316
Franchise royalties and other	52,250	47,609
Franchise contributions for advertising and other services	51,814	—
Total franchise revenues	$187,954	$124,826

Franchise occupancy expenses (excluding depreciation and amortization)	$50,713	$46,521
Franchise support and other costs	2,845	2,482
Franchise advertising and other services expenses	54,270	—
Total franchise costs	$107,828	$49,003
Franchise costs as a % of total franchise revenues	57.4%	39.3%

Average number of franchise restaurants	2,084	1,975
% increase	5.5%
Decrease in franchise-operated same-store sales	(0.1)%	(0.3)%
Franchised restaurant sales	$959,960	$899,062
Franchised restaurant AUVs	$461	$455
Royalties as a percentage of total franchised restaurant sales	5.2%	5.1%
Franchise rental revenues increased $6.7 million, or 8.6%, in 2019 as compared with the prior year. This increase is primarily due to additional rental revenues in 2019 of $7.0 million resulting from an increase in the number of restaurants leased or subleased from the Company due to our refranchising strategy.
Franchise royalties and other increased $4.6 million, or 9.7%, in 2019 versus a year ago primarily due to an increase in the number of franchise restaurants.
In years prior to 2019, franchise contributions for advertising and other services were shown net with the related disbursements within “Selling, general, and administrative expenses” in our condensed consolidated statement of earnings. In the first quarter of 2019, we adopted ASC 606, which requires these revenues and expenses to be presented gross on our condensed consolidated statement of earnings. Refer to Note 2, Revenue, for additional information related to the adoption of this new accounting standard.
Franchise occupancy expenses, principally rents, increased $4.2 million in 2019 versus a year ago due primarily to a net increase in the average number of franchise-operated restaurants resulting from our refranchising strategy, contributing additional costs of approximately $4.0 million.
Franchise support and other costs increased $0.4 million in 2019 compared with a year ago due primarily to an increase in costs associated with franchise remodels in 2019.
Depreciation and Amortization
Depreciation and amortization decreased by $2.0 million in 2019 as compared with the prior year, primarily due to a decrease in equipment depreciation driven by a decrease in the average number of company-operated restaurants resulting from our refranchising activities in 2018. To a lesser extent, a decline in depreciation resulting from our franchise building assets becoming fully depreciated also contributed to the decrease.

Selling, General and Administrative (“SG&A”) Expenses
The following table presents the change in 2019 SG&A expenses compared with the prior year (in thousands):

Increase / (Decrease)
Incentive compensation (including share-based compensation and related payroll taxes)	$(4,526)
Advertising	(1,650)
Technology fees	(1,470)
Region administration	(964)
Legal fees	857
Cash surrender value of COLI policies, net	1,712
Other (includes transition services income and savings related to our restructuring plan)	(3,937)
$(9,978)
Incentive compensation decreased in 2019 primarily due to lower levels of performance in 2019 versus the prior year as compared to target bonus levels and a decrease of $1.0 million in share-based compensation primarily related to the elimination of retiree eligible accelerated vesting provisions in our fiscal 2019 restricted stock unit grants.
Advertising costs are primarily contributions to our marketing fund and are determined as a percentage of gross restaurant sales. Advertising costs decreased due to a decrease in the number of company-operated restaurants resulting from our refranchising efforts. These decreases were partially offset by incremental contributions to the marketing fund of $2.0 million in 2019 for additional system-wide promotional activity.
Upon adoption of ASC 606 in 2019, technology fees and costs are recorded on a gross basis within our condensed consolidated statements of earnings within “Franchise contributions from advertising and other services” and “Franchise advertising and other services expenses.”
Region administration costs decreased in 2019 as compared to 2018 due primarily to workforce reductions related to our refranchising efforts.
The cash surrender value of our Company-owned life insurance (“COLI”) policies, net of changes in our non-qualified deferred compensation obligation supported by these policies, are subject to market fluctuations. The changes in market values had a negative impact of $1.4 million in 2019, compared with a positive impact of $0.3 million in the prior year.
Impairment and Other Charges, Net
Impairment and other charges, net is comprised of the following (in thousands):

	Sixteen Weeks Ended
	January 20, 2019	January 21, 2018
Restructuring costs	$5,840	$358
Costs of closed restaurants and other	866	1,447
Losses on disposition of property and equipment, net	576	184
Accelerated depreciation	416	57
Operating restaurant impairment charges (1)	—	211
	$7,698	$2,257
____________________________

(1)	In 2018, impairment charges relate to our landlord’s sale of a restaurant property to a franchisee.

Impairment and other charges, net increased $5.4 million in 2019 compared with a year ago. The increase was primarily driven by a $5.5 million increase in restructuring costs, primarily relating to severance and the Strategic Alternatives Evaluation. This increase was partially offset by a decrease of $0.6 million in costs of closed restaurants primarily related to changes in the market value of three closed restaurant properties held for sale in the first quarter of 2018. Refer to Note 7, Impairment and Other Charges, Net, of the notes to the condensed consolidated financial statements for additional information regarding these charges.

Gains on the Sale of Company-Operated Restaurants
Gains on the sale of company-operated restaurants, net are detailed in the following table (dollars in thousands):

	Sixteen Weeks Ended
	January 20, 2019	January 21, 2018
Number of restaurants sold to franchisees	—	22
Gains on the sale of company-operated restaurants	$219	$8,940
Gains are impacted by the number of restaurants sold and changes in average gains or losses recognized, which primarily relate to the specific sales and cash flows of those restaurants. Gains in 2019 primarily relate to escrow funds released on restaurants sold in prior years. Refer to Note 4, Summary of Refranchisings and Franchisee Development, of the notes to the condensed consolidated financial statements for additional information regarding these gains.
Interest Expense, Net
Interest expense, net is comprised of the following (in thousands):

	Sixteen Weeks Ended
	January 20, 2019	January 21, 2018
Interest expense	$17,612	$12,811
Interest income	(238)	(31)
Interest expense, net	$17,374	$12,780
Interest expense, net increased $4.6 million in 2019 compared with a year ago primarily due to higher average interest rates on average borrowings. As described in Note 3, Discontinued Operations, a portion of interest costs was allocated to discontinued operations in the prior year based on our estimate of the mandatory prepayment that was made upon closing of the Qdoba Sale.
Income Taxes
The tax rate in 2019 was 23.1% in the quarter compared with 78.5% a year ago. The major components of the change in tax rates were the non-cash impact of the enactment of the Tax Act in fiscal year 2018, a decrease in the statutory tax rate, and an adjustment related to state taxes recorded in the first quarter of fiscal year 2019, partially offset by a decrease in the excess tax benefit on stock compensation. We expect the fiscal year tax rate to be approximately 26.0% to 27.0%. The final annual tax rate cannot be determined until the end of the fiscal year; therefore, the actual 2019 rate could differ from our current estimates. Refer to Note 8, Income Taxes, of the notes to the condensed consolidated financial statements for additional information regarding income taxes.
Earnings (Losses) from Discontinued Operations, Net
As described in Note 3, Discontinued Operations, in the notes to condensed consolidated financial statements, the results of operations from our distribution business and Qdoba have been reported as discontinued operations for all periods presented. Refer to Note 3 for additional information regarding discontinued operations.

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
Cash Flows
The table below summarizes our cash flows from continuing operations (in thousands):

	Sixteen Weeks Ended
	January 20, 2019	January 21, 2018
Total cash provided by (used in):
Operating activities	$37,601	$53,730
Investing activities	(4,263)	(1,818)
Financing activities	(31,743)	(54,917)
Net cash flows	$1,595	$(3,005)
Operating Activities. Operating cash flows in 2019 decreased $16.1 million compared with a year ago primarily due to unfavorable changes in working capital of $11.4 million, mainly attributable to higher incentive compensation paid in the current fiscal period and timing of receipts and expenditures, as well as lower net income adjusted for non-cash items of $4.8 million.
Pension and Postretirement Contributions — Our policy is to fund our pension plans at or above the minimum required by law. As of January 1, 2018, the date of our last actuarial funding valuation, there was no minimum contribution funding requirement for our qualified pension plan. We continue to evaluate contributions to our Qualified Plan based on changes in pension assets as a result of asset performance in the current market and the economic environment. We do not anticipate making any contributions to our Qualified Plan in fiscal 2019. In 2019, we contributed $2.1 million to our non-qualified pension plan and postretirement plans.

Investing Activities. Cash used in investing activities increased $2.4 million compared with a year ago primarily due to $8.4 million lower proceeds received in connection with the sale of company-owned restaurants, including collections on notes issued in connection with the 2018 refranchising, as well as $4.9 million lower proceeds from the sale and leaseback of assets in 2018. These decreases were partially offset by a $13.1 million increase in Qdoba inter-company transfers in 2018.
Capital Expenditures — The composition of capital expenditures in each period follows (in thousands):

	Sixteen Weeks Ended
	January 20, 2019	January 21, 2018
Jack in the Box:
Restaurant facility expenditures	$7,346	$8,554
New restaurants	1,301	555
Other, including information technology	2,525	657
	11,172	9,766
Corporate Services:
Information technology	11	1,017
Other, including facility improvements	—	10
	11	1,027

Total capital expenditures	$11,183	$10,793
Our capital expenditure program includes, among other things, investments in new equipment, restaurant remodeling, information technology enhancements, and new locations. Capital expenditures increased $0.4 million compared to a year ago primarily resulting from a $0.9 million increase in spending related to restaurant and corporate services information technology, and a $0.7 million increase in spending related to building new Jack in the Box restaurants, partially offset by a $1.2 million decrease in spending related to restaurant facility expenditures. We expect fiscal 2019 capital expenditures to be approximately $30.0 million to $35.0 million.
Financing Activities. Cash flows used in financing activities decreased $23.2 million in 2019 compared with a year ago primarily due to lower net repayments of $24.9 million borrowings under our credit facility and an increase of $9.4 million in cash book overdrafts resulting from timing differences on checks issued but not yet endorsed, partially offset by an increase of $14.4 million in cash used to repurchase common stock.
Credit Facility — Our credit facility was amended on March 21, 2018, which extended the revolving credit agreement and the term loan maturity dates to March 19, 2020. As of January 20, 2019, we had $325.7 million outstanding under the term loan, borrowings under the revolving credit agreement of $727.4 million, and letters of credit outstanding of $31.4 million. As of January 20, 2019, our unused borrowing capacity was $141.2 million.
The interest rate on our credit facility is based on our leverage ratio and can range from the London Interbank Offered Rate (“LIBOR”) plus 1.25% to 2.25% with a 0% floor on LIBOR. The interest rate as of January 20, 2019 was LIBOR plus 2.25%.
We are subject to a number of customary covenants under our credit facility, including limitations on additional borrowings, acquisitions, loans to franchisees, lease commitments, stock repurchases and dividend payments, and requirements to maintain certain financial ratios as defined in the credit agreement. The amendment raised our maximum leverage ratio from 4.0 times to 4.5 times and permits unlimited cash dividends and share repurchases if pro forma leverage is less than 4.0 times, subject also to pro forma fixed charge covenant compliance.
We were in compliance with all covenants as of January 20, 2019.
Interest Rate Swaps — To reduce our exposure to fluctuating interest rates under our credit facility, we consider interest rate swaps. In June 2015, we entered into forward-starting interest rate swap agreements that effectively converted $500.0 million of our variable rate borrowings to a fixed-rate from October 2018 through October 2022. For additional information, refer to Note 6, Derivative Instruments, of the notes to our condensed consolidated financial statements.

Repurchases of Common Stock — We did not repurchase any common shares during 2019 or 2018. In November 2018, the Board of Directors approved a stock buyback program for up to $60.0 million in shares of our common stock, expiring in November 2019. As of January 20, 2019, there was approximately $101.0 million remaining under Board-authorized stock-buyback programs which expire in November 2019. Repurchases of common stock included in our condensed consolidated statement of cash flows for fiscal 2019 includes $14.4 million related to repurchase transactions traded in the prior fiscal year that settled in 2019.
Dividends — During 2019, the Board of Directors declared a cash dividend of $0.40 per common share totaling $10.3 million. Future dividends are subject to approval by our Board of Directors.
Off-Balance Sheet Arrangements
We have entered into certain off-balance sheet contractual obligations and commitments in the ordinary course of business, which are recognized in our condensed consolidated financial statements in accordance with U.S. generally accepted accounting principles. There has been no material change in these arrangements as disclosed in our Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our Annual Report on Form 10-K for the fiscal year ended September 30, 2018. We are not a party to any other off-balance sheet arrangements that have, or are reasonably likely to have, a current or future material effect on our financial condition, changes in financial condition, results of operations, liquidity, capital expenditures or capital resources.
DISCUSSION OF CRITICAL ACCOUNTING ESTIMATES
Critical accounting estimates are those that we believe are most important for the portrayal of the Company’s financial condition and results, and that require management’s most subjective and complex judgments. Judgments and uncertainties regarding the application of these policies may result in materially different amounts being reported under various conditions or using different assumptions. There have been no material changes to the critical accounting estimates previously disclosed in the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2018.
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

CAUTIONARY STATEMENTS REGARDING FORWARD-LOOKING STATEMENTS
This report contains forward-looking statements within the meaning of the federal securities laws. Any statements contained herein that are not historical facts may be deemed to be forward-looking statements. Forward-looking statements may be identified by words such as “anticipate,” “assume,” “believe,” “estimate,” “expect,” “forecast,” “goals,” “guidance,” “intend,” “plan,” “project,” “may,” “will,” “would”, “should” and similar expressions. These statements are based on management’s current expectations, estimates, forecasts and projections about our business and the industry in which we operate. These estimates and assumptions involve known and unknown risks, uncertainties, and other factors that are in some cases beyond our control. Factors that may cause our actual results to differ materially from any forward-looking statements include, but are not limited to:

•	We face significant competition in the food service industry and our inability to compete may adversely affect our business.

•	Changes in demographic trends and in customer tastes and preferences could cause sales and the royalties we receive from franchisees to decline.

•	Changes in consumer confidence and declines in general economic conditions could negatively impact our financial results.

•	Increases in food and commodity costs could decrease our profit margins or result in a modified menu, which could adversely affect our financial results.

•	Failure to receive scheduled deliveries of high quality food ingredients and other supplies could harm our operations and reputation.

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

•	Our business is subject to seasonal fluctuations.

•	We may not achieve our development goals.

•	Our highly franchised business model presents a number of risks, and the failure of our franchisees to operate successful and profitable restaurants could negatively impact our business.

•	We are subject to financial and regulatory risks associated with our owned and leased properties and real estate development projects.

•
Changes to estimates related to our property, fixtures, and equipment or operating results that are lower than our current estimates at certain restaurant locations may cause us to incur impairment charges on certain long-lived assets, which may adversely affect our results of operations.

•	Our tax provision may fluctuate due to changes in expected earnings.

•	Activities related to our sale of Qdoba, and our refranchising, restructuring, and cost savings initiatives entail various risks and may negatively impact our financial results.

•	We are subject to the risk of cybersecurity breaches, intrusions, data loss, or other data security incidents.

•	We may not be able to adequately protect our intellectual property, which could harm the value of our brands and adversely affect our business.

•	We adjust our capital structure from time to time and we may increase our debt leverage which would make us more sensitive to the effects of economic downturns.

•	Changes in accounting standards may negatively impact our results of operations.

•	We are subject to increasing legal complexity and may be subject to claims or lawsuits that are costly to defend and could result in our payment of substantial damages or settlement costs.

•	Unionization activities or labor disputes may disrupt our operations and affect our profitability.

•	Our insurance may not provide adequate levels of coverage against claims.

•	Our quarterly results and, as a result, the price of our common stock, may fluctuate significantly and could fall below the expectations of securities analysts and investors due to various factors.

•	Activities of activist stockholders could cause us to incur substantial costs, divert management’s attention and resources, and have an adverse effect on our business.

•	Governmental regulation may adversely affect our existing and future operations and results, including by harming our ability to profitably operate our restaurants.

•	The proliferation of federal, state, and local regulations increases our compliance risks, which in turn could adversely affect our business.

•	Legislation and regulations regarding our products and ingredients, including the nutritional content of our products, could impact customer preferences and negatively impact our financial results.

•	Failure to obtain and maintain required licenses and permits or to comply with food control regulations could lead to the loss of our food service licenses and, thereby, harm our business.

•	Jack in the Box may be subject to risk associated with disagreements with key stakeholders, such as franchisees.

These and other factors are identified and described in more detail in our filings with the Securities and Exchange Commission, including, but not limited to: the “Discussion of Critical Accounting Estimates,” and other sections in this Form 10-Q and the “Risk Factors” section of our most recent Annual Report on Form 10-K for the fiscal year ended September 30, 2018 (“Form 10-K”). These documents may be read free of charge on the SEC’s website at www.sec.gov. Potential investors are urged to consider these factors, more fully described in our Form 10-K, carefully in evaluating any forward-looking statements, and are cautioned not to place undue reliance on the forward-looking statements. All forward-looking statements are made only as of the date issued, and we do not undertake any obligation to update any forward-looking statements.

ITEM 3.        QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
There have been no material changes in our quantitative and qualitative market risks set forth in Part II, Item 7A “Quantitative and Qualitative Disclosures About Market Risk” in our Annual Report on Form 10-K for the fiscal year ended September 30, 2018.

ITEM 4.        CONTROLS AND PROCEDURES
Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures
Based on an evaluation of the Company’s disclosure controls and procedures (as defined in Rules 13a-15 and 15d-15 of the Securities Exchange Act of 1934, as amended), as of the end of the Company’s quarter ended January 20, 2019, the Company’s Chief Executive Officer and Chief Financial Officer (its principal executive officer and principal financial officer, respectively) have concluded that the Company’s disclosure controls and procedures were effective.

Changes in Internal Control over Financial Reporting
During the fiscal quarter ended January 20, 2019, the Company implemented internal controls to ensure we adequately evaluated our contracts and properly assessed the impact of the new revenue guidance related to revenue recognition on our financial statements to facilitate the adoption of the new standard on October 1, 2018. There have been no other changes in the Company’s internal control over financial reporting that occurred during the Company’s fiscal quarter ended January 20, 2019 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION
There is no information required to be reported for any items under Part II, except as follows:

ITEM 1.        LEGAL PROCEEDINGS
See Note 12, Contingencies and Legal Matters, of the notes to condensed consolidated financial statements for a discussion of our contingencies and legal matters.

ITEM 1A.    RISK FACTORS
The risk factors set forth below contain material changes to the risk factors previously disclosed and included in our Annual Report on Form 10-K for the fiscal year ended September 30, 2018. When evaluating our business and our prospects, you should consider the risks and uncertainties described under Item 1A of Part I of our Annual Report on Form 10-K for the fiscal year ended September 30, 2018, which we filed with the SEC on November 21, 2018, as updated in this Item 1A. You should also consider the risks and uncertainties discussed under the heading “Cautionary Statements Regarding Forward-Looking Statements” in Item 2 of this Quarterly Report on Form 10-Q. You should also refer to the other information set forth in this Quarterly Report and in our Annual Report on Form 10-K for the fiscal year ended September 30, 2018, including our financial statements and the related notes. These risks and uncertainties are not the only ones we face. Additional risks and uncertainties not presently known to us or that we currently consider immaterial may also impair our business operations. If any of the risks or uncertainties actually occurs, our business and financial results could be harmed. In that case, the market price of our common stock could decline.
Jack in the Box may be subject to risk associated with disagreements with key stakeholders, such as franchisees.
In addition to its shareholders, Jack in the Box has several key stakeholders, including its independent franchise operators. Third parties such as franchisees are not subject to the control of the Company and may take actions or behave in ways that are adverse to the Company. Because the ultimate interests of franchisees and the Company are largely aligned around maximizing restaurant profits, the Company does not believe that any areas of disagreement between the company and franchisees are likely to create material risk to the Company or its shareholders. Nevertheless, it is possible that conflict and disagreements with these or other critical stakeholders could have a material adverse effect on the Company’s business.
ITEM 2.        UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Our credit agreement provides for the potential payment of cash dividends and stock repurchases, subject to certain limitations based on our leverage ratio as defined in our credit agreement.
Stock Repurchases — We have not repurchased any shares of our common stock in 2019. As of January 20, 2019, there was approximately $101.0 million remaining under the Board-authorized stock-buyback programs which expire in November 2019.

ITEM 3.        DEFAULTS UPON SENIOR SECURITIES
None.
ITEM 4.        MINE SAFETY DISCLOSURES
Not applicable.
ITEM 5.        OTHER INFORMATION
Item 5.03.     None.

ITEM 6.        EXHIBITS

Number	Description	Form	Filed with SEC
10.1.14	Agreement, dated as of October 25, 2018, between Jack in the Box Inc. and JANA Partners LLC	8-K	10/26/2018
10.1.15	Cooperation Agreement, dated as of October 29, 2018, between Jack in the Box Inc. and JANA Partners LLC	8-K	10/29/2018
10.1.16	Amendment No.1 to Cooperation Agreement, dated as of January 4, 2019, between Jack in the Box Inc. and JANA Partners LLC	8-K	1/4/2019
10.8.16	Form of Time -Vesting Restricted Stock Unit Award Agreement under the 2004 Stock Incentive Plan	10-Q	Filed herewith
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	—	Filed herewith
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	—	Filed herewith
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	—	Filed herewith
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	—	Filed herewith
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document
* Management contract or compensatory plan.

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

JACK IN THE BOX INC.

By:	/S/ LANCE TUCKER
Lance Tucker
Executive Vice President and Chief Financial Officer (principal financial officer) (Duly Authorized Signatory)
Date: February 21, 2019