Form 10-Q
period 2019-04-14
JACK IN THE BOX INC /NEW/
filed 2019-05-16
CIK 807882

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
 ____________________________________________________
FORM 10-Q
 _______________________________________________________________________________________
QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended April 14, 2019
Commission File Number: 1-9390
 ____________________________________________________
JACK IN THE BOX INC.
(Exact name of registrant as specified in its charter)
 _______________________________________________________________________________________

DELAWARE	95-2698708
(State of Incorporation)	(I.R.S. Employer Identification No.)

9330 BALBOA AVENUE, SAN DIEGO, CA	92123
(Address of principal executive offices)	(Zip Code)
Registrant’s telephone number, including area code (858) 571-2121
   _______________________________________________________________________________________
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock	JACK	NASDAQ Global Select Market
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
Yes  ☐    No  ☑
As of the close of business May 10, 2019, 25,813,361 shares of the registrant’s common stock were outstanding.

JACK IN THE BOX INC. AND SUBSIDIARIES

PART I. FINANCIAL INFORMATION

ITEM 1.        CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JACK IN THE BOX INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share data)
(Unaudited)

	April 14, 2019	September 30, 2018
ASSETS
Current assets:
Cash	$1,590	$2,705
Accounts and other receivables, net	70,174	57,422
Inventories	1,949	1,858
Prepaid expenses	13,464	14,443
Current assets held for sale	12,915	13,947
Other current assets	5,244	4,598
Total current assets	105,336	94,973
Property and equipment:
Property and equipment, at cost	1,188,081	1,190,031
Less accumulated depreciation and amortization	(789,478)	(770,362)
Property and equipment, net	398,603	419,669
Other assets:
Intangible assets, net	486	600
Goodwill	46,747	46,749
Deferred tax assets	73,567	62,140
Other assets, net	207,388	199,266
Total other assets	328,188	308,755
	$832,127	$823,397
LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Current maturities of long-term debt	$42,591	$31,828
Accounts payable	25,144	44,970
Accrued liabilities	114,393	106,922
Total current liabilities	182,128	183,720
Long-term liabilities:
Long-term debt, net of current maturities	1,014,864	1,037,927
Other long-term liabilities	227,649	193,449
Total long-term liabilities	1,242,513	1,231,376
Stockholders’ deficit:
Preferred stock $0.01 par value, 15,000,000 shares authorized, none issued	—	—
Common stock $0.01 par value, 175,000,000 shares authorized, 82,138,993 and 82,061,661 issued, respectively	821	821
Capital in excess of par value	475,871	470,826
Retained earnings	1,562,475	1,561,353
Accumulated other comprehensive loss	(101,242)	(94,260)
Treasury stock, at cost, 56,325,632 shares	(2,530,439)	(2,530,439)
Total stockholders’ deficit	(592,514)	(591,699)
	$832,127	$823,397
See accompanying notes to condensed consolidated financial statements.

JACK IN THE BOX INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS
(In thousands, except per share data)
(Unaudited)

	Quarter		Year-to-date
	April 14, 2019	April 15, 2018	April 14, 2019	April 15, 2018
Revenues:
Company restaurant sales	$76,682	$113,938	$179,514	$283,575
Franchise rental revenues	61,646	57,843	145,536	135,060
Franchise royalties and other	38,410	37,991	90,660	85,600
Franchise contributions for advertising and other services	38,989	—	90,803	—
	215,727	209,772	506,513	504,235
Operating costs and expenses, net:
Company restaurant costs (excluding depreciation and amortization):
Food and packaging	21,676	32,638	51,292	81,502
Payroll and employee benefits	22,768	33,096	53,042	82,036
Occupancy and other	11,100	18,143	27,113	45,893
Total company restaurant costs	55,544	83,877	131,447	209,431
Franchise occupancy expenses (excluding depreciation and amortization)	38,618	36,065	89,331	82,586
Franchise support and other costs	2,797	2,583	5,642	5,065
Franchise advertising and other services expenses	40,245	—	94,515	—
Selling, general and administrative expenses	17,585	26,594	41,668	60,655
Depreciation and amortization	12,690	13,955	29,859	33,112
Impairment and other charges, net	1,125	4,927	8,823	7,184
Gains on the sale of company-operated restaurants	—	(5,472)	(219)	(14,412)
	168,604	162,529	401,066	383,621
Earnings from operations	47,123	47,243	105,447	120,614
Other pension and post-retirement expenses, net	343	423	799	987
Interest expense, net	13,276	10,413	30,650	23,193
Earnings from continuing operations and before income taxes	33,504	36,407	73,998	96,434
Income taxes	8,374	11,426	17,747	58,564
Earnings from continuing operations	25,130	24,981	56,251	37,870
(Losses) earnings from discontinued operations, net of income taxes	(41)	22,624	2,936	21,925
Net earnings	$25,089	$47,605	$59,187	$59,795

Net earnings per share - basic:
Earnings from continuing operations	$0.97	$0.86	$2.17	$1.29
Earnings (losses) from discontinued operations	—	0.78	0.11	0.75
Net earnings per share (1)	$0.97	$1.64	$2.28	$2.04
Net earnings per share - diluted:
Earnings from continuing operations	$0.96	$0.85	$2.15	$1.27
Earnings (losses) from discontinued operations	—	0.77	0.11	0.74
Net earnings per share (1)	$0.96	$1.62	$2.26	$2.01

Cash dividends declared per common share	$0.40	$0.40	$0.80	$0.80
____________________________

(1)	Earnings per share may not add due to rounding.
See accompanying notes to condensed consolidated financial statements.

JACK IN THE BOX INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In thousands)
(Unaudited)

	Quarter		Year-to-date
	April 14, 2019	April 15, 2018	April 14, 2019	April 15, 2018
Net earnings	$25,089	$47,605	$59,187	$59,795
Cash flow hedges:
Net change in fair value of derivatives	(4,959)	4,295	(12,126)	14,586
Net loss reclassified to earnings	134	876	613	2,550
	(4,825)	5,171	(11,513)	17,136
Tax effect	1,244	(1,313)	2,967	(4,352)
	(3,581)	3,858	(8,546)	12,784
Unrecognized periodic benefit costs:
Actuarial losses and prior service costs reclassified to earnings	904	1,151	2,109	2,686
Tax effect	(234)	(292)	(545)	(834)
	670	859	1,564	1,852
Other:
Foreign currency translation adjustments	—	6	—	6
Tax effect	—	(2)	—	(2)
	—	4	—	4
Derecognition of foreign currency translation adjustments due to sale	—	76	—	76
	—	80	—	80

Other comprehensive (loss) income, net of taxes	(2,911)	4,797	(6,982)	14,716

Comprehensive income	$22,178	$52,402	$52,205	$74,511
See accompanying notes to condensed consolidated financial statements.

JACK IN THE BOX INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Year-to-date
	April 14, 2019	April 15, 2018
Cash flows from operating activities:
Net earnings	$59,187	$59,795
Earnings from discontinued operations	2,936	21,925
Earnings from continuing operations	56,251	37,870
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	29,859	33,112
Amortization of franchise tenant improvement allowances and other	1,137	265
Deferred finance cost amortization	1,224	1,725
Excess tax benefits from share-based compensation arrangements	(47)	(816)
Deferred income taxes	3,955	34,726
Share-based compensation expense	4,708	6,148
Pension and postretirement expense	799	1,252
Gains on cash surrender value of company-owned life insurance	(1,336)	(312)
Gains on the sale of company-operated restaurants	(219)	(14,412)
(Gains) losses on the disposition of property and equipment, net	(138)	481
Impairment charges and other	896	1,502
Changes in assets and liabilities, excluding dispositions:
Accounts and other receivables	(11,658)	(13,876)
Inventories	(91)	886
Prepaid expenses and other current assets	3,701	(5,458)
Accounts payable	(3,904)	(3,742)
Accrued liabilities	(6,532)	(35,959)
Pension and postretirement contributions	(3,671)	(3,077)
Franchise tenant improvement allowance distributions	(6,697)	(3,487)
Other	(7,421)	(7,551)
Cash flows provided by operating activities	60,816	29,277
Cash flows from investing activities:
Purchases of property and equipment	(18,191)	(18,347)
Purchases of assets intended for sale and leaseback	—	(5,491)
Proceeds from the sale and leaseback of assets	1,944	4,949
Proceeds from the sale of company-operated restaurants	133	16,844
Collections on notes receivable	6,491	9,722
Proceeds from the sale of property and equipment	1,479	600
Other	—	2,969
Cash flows (used in) provided by investing activities	(8,144)	11,246
Cash flows from financing activities:
Borrowings on revolving credit facilities	189,736	283,200
Repayments of borrowings on revolving credit facilities	(180,800)	(199,100)
Principal repayments on debt	(21,757)	(282,626)
Debt issuance costs	(3,615)	(1,367)
Dividends paid on common stock	(20,615)	(23,370)
Proceeds from issuance of common stock	243	39
Repurchases of common stock	(14,362)	(100,000)
Change in book overdraft	—	1,397
Payroll tax payments for equity award issuances	(2,617)	(4,268)
Cash flows used in financing activities	(53,787)	(326,095)
Cash flows used in continuing operations	(1,115)	(285,572)
Net cash provided by operating activities of discontinued operations	—	5,503
Net cash provided by investing activities of discontinued operations	—	273,653
Net cash used in financing activities of discontinued operations	—	(78)
Net cash provided by discontinued operations	—	279,078
Effect of exchange rate changes on cash	—	6
Cash at beginning of period	2,705	7,642
Cash at end of period	$1,590	$1,154
See accompanying notes to condensed consolidated financial statements.

JACK IN THE BOX INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1.	BASIS OF PRESENTATION
Nature of operations — Founded in 1951, Jack in the Box Inc. (the “Company”) operates and franchises Jack in the Box® quick-service restaurants. The following table summarizes the number of restaurants as of the end of each period:

	April 14, 2019	April 15, 2018
Company-operated	137	188
Franchise	2,103	2,057
Total system	2,240	2,245
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
On December 19, 2017, we entered into a definitive agreement to sell Qdoba Restaurant Corporation (“Qdoba”), a wholly owned subsidiary of the Company which operates and franchises more than 700 Qdoba Mexican Eats® fast-casual restaurants, to certain funds managed by affiliates of Apollo Global Management, LLC (together with its consolidated subsidiaries, the “Buyer”). The sale was completed on March 21, 2018. For all periods presented in our condensed consolidated statements of earnings, all sales, costs, expenses and income taxes attributable to Qdoba, except as related to the impact of the decrease in the federal statutory tax rate (see Note 8, Income Taxes), have been aggregated under the caption “(Losses) earnings from discontinued operations, net of income taxes.” Refer to Note 3, Discontinued Operations, for additional information.
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
Reclassifications and adjustments — We recorded certain adjustments in fiscal 2019 upon the adoption of a new accounting pronouncement; see details regarding the effects of the adoption on our condensed consolidated financial statements below.
Fiscal year — Our fiscal year is 52 or 53 weeks ending the Sunday closest to September 30. Fiscal years 2019 and 2018 include 52 weeks. Our first quarter includes 16-weeks and all other quarters include 12-weeks. All comparisons between 2019 and 2018 refer to the 12-weeks (“quarter”) and 28-weeks (“year-to-date”) ended April 14, 2019 and April 15, 2018, respectively, unless otherwise indicated.
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

JACK IN THE BOX INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Advertising costs — We administer a marketing fund which includes contractual contributions. In 2019 and 2018, marketing fund contributions from franchise and company-operated restaurants were approximately 5.0% of gross revenues, and year-to-date incremental contributions made by the Company were $2.0 million and $1.8 million, respectively.
Production costs of commercials, programming and other marketing activities are charged to the marketing fund when the advertising is first used for its intended purpose, and the costs of advertising are charged to operations as incurred. Total contributions made by the Company, including incremental contributions, are included in “Selling, general, and administrative expenses” in the accompanying condensed consolidated statements of earnings. Advertising costs for the quarter and year-to-date in 2019 were $3.9 million and $11.1 million, respectively, and in 2018, were $7.3 million and $16.1 million, respectively.
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

JACK IN THE BOX INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

The following table summarizes the impacts of adopting ASC 606 on the Company’s condensed consolidated financial statements as of and for the 12-weeks and 28-weeks ended April 14, 2019 (in thousands):

		Adjustments
	As Reported	Franchise Fees	Marketing and Sourcing Fees	Technology Support Fees	Balances without Adoption
Condensed Consolidated Statements of Earnings
12-Weeks Ended April 14, 2019
Franchise royalties and other	$38,410	$(972)	$—	$—	$37,438
Franchise contributions for advertising and other services	$38,989	$—	$(36,956)	$(2,033)	$—
Total revenues	$215,727	$(972)	$(36,956)	$(2,033)	$175,766
Franchise advertising and other services expenses	$40,245	$—	$(36,956)	$(3,289)	$—
Selling, general and administrative expenses	$17,585	$—	$—	$1,256	$18,841
Total operating costs and expenses, net	$168,604	$—	$(36,956)	$(2,033)	$129,615
Earnings from operations	$47,123	$(972)	$—	$—	$46,151
Earnings from continuing operations and before income taxes	$33,504	$(972)	$—	$—	$32,532
Income taxes	$8,374	$(250)	$—	$—	$8,124
Earnings from continuing operations	$25,130	$(722)	$—	$—	$24,408
Net earnings	$25,089	$(722)	$—	$—	$24,367

28-Weeks Ended April 14, 2019
Franchise royalties and other	$90,660	$(2,065)	$—	$—	$88,595
Franchise contributions for advertising and other services	$90,803	$—	$(86,053)	$(4,750)	$—
Total revenues	$506,513	$(2,065)	$(86,053)	$(4,750)	$413,645
Franchise advertising and other services expenses	$94,515	$—	$(86,053)	$(8,462)	$—
Selling, general and administrative expenses	$41,668	$—	$—	$3,712	$45,380
Total operating costs and expenses, net	$401,066	$—	$(86,053)	$(4,750)	$310,263
Earnings from operations	$105,447	$(2,065)	$—	$—	$103,382
Earnings from continuing operations and before income taxes	$73,998	$(2,065)	$—	$—	$71,933
Income taxes	$17,747	$(532)	$—	$—	$17,215
Earnings from continuing operations	$56,251	$(1,533)	$—	$—	$54,718
Net earnings	$59,187	$(1,533)	$—	$—	$57,654

Condensed Consolidated Balance Sheet
April 14, 2019
Prepaid expenses	$13,464	$532	$—	$—	$13,996
Total current assets	$105,336	$532	$—	$—	$105,868
Deferred tax assets	$73,567	$(12,958)	$—	$—	$60,609
Other assets, net	$207,388	$269	$—	$—	$207,657
Total other assets	$328,188	$(12,689)	$—	$—	$315,499
Total assets	$832,127	$(12,157)	$—	$—	$819,970
Accrued liabilities	$114,393	$(4,964)	$—	$—	$109,429
Total current liabilities	$182,128	$(4,964)	$—	$—	$177,164
Other long-term liabilities	$227,649	$(42,989)	$—	$—	$184,660
Total long-term liabilities	$1,242,513	$(42,989)	$—	$—	$1,199,524
Retained earnings	$1,562,475	$35,796	$—	$—	$1,598,271
Total stockholders’ deficit	$(592,514)	$35,796	$—	$—	$(556,718)
Total liabilities and stockholders’ deficit	$832,127	$(12,157)	$—	$—	$819,970
The adoption of ASC 606 had no impact on the Company’s cash provided by or used in operating, investing or financing activities as previously reported in its condensed consolidated statement of cash flows.

JACK IN THE BOX INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

In March 2017, the FASB issued ASU 2017-07, Compensation - Retirement Benefits (Topic 715): Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost. This standard requires the presentation of the service cost component of net benefit costs to be in the same line item as other compensation costs arising from services rendered by the pertinent employees during the period. All other components of net benefit costs should be presented separately from the service cost component and outside of a subtotal of earnings from operations, or separately disclosed. We adopted this standard in the first quarter of fiscal 2019 applying the retrospective method. As a result of the adoption, 2018 quarter and year-to-date amounts of $0.4 million and $1.0 million, respectively, previously reported within “Selling, general, and administrative expenses” have been reclassified to a separate line under earnings from operations to conform to current year presentation.
Effect of new accounting pronouncements to be adopted in future periods — In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842) (as subsequently amended by ASU 2018-01, ASU 2018-10, ASU 2018-11, ASU 2018-20 and ASU 2019-01) which requires a lessee to recognize assets and liabilities on the balance sheet for those leases classified as operating leases under previous guidance. Based on a preliminary assessment, we expect that most of our operating lease commitments will be subject to the new guidance and recognized as operating lease liabilities and right-of-use assets upon adoption, resulting in a significant increase in the assets and liabilities on our consolidated balance sheets. We do not expect the adoption of this guidance to have a material impact on our consolidated statement of earnings and statement of cash flows. We will be required to adopt these standards in the first quarter of fiscal 2020 and plan to utilize the alternative transition method, whereby an entity records a cumulative adjustment to opening retained earnings in the year of adoption without restating prior periods. We are continuing our evaluation, which may identify additional impacts this standard and its amendments will have on our consolidated financial statements and related disclosures.

2.	REVENUE
Nature of products and services — We derive revenue from retail sales at Jack in the Box company-operated restaurants and rental revenue, royalties, advertising, and franchise and other fees from franchise-operated restaurants.
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
“Franchise royalties and other” includes royalties fees and franchise and other fees received from franchisees. Royalties are based upon a percentage of sales of the franchised restaurant and are recognized as earned. Franchise royalties are billed on a monthly basis. Franchise fees when a new restaurant opens or at the start of a new franchise term are recorded as deferred revenue when received and recognized as revenue over the term of the franchise agreement.
“Franchise contributions for advertising and other services” includes franchisee contributions to our marketing fund billed on a monthly basis and sourcing and technology fees, as required under the franchise agreements. Contributions to our marketing fund are based on a percentage of sales and recognized as earned. Sourcing and technology services are recognized when the goods or services are transferred to the franchisee. The adoption of the new revenue standard did not impact the timing of revenue recognition for these fees received; however, these arrangements are now presented on a gross basis because we believe we are the principal in the arrangement.
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

JACK IN THE BOX INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Disaggregation of revenue — The following table disaggregates revenue by primary source for the 12-weeks and 28-weeks ended April 14, 2019 (in thousands):

	Quarter	Year-to-date
Sources of revenue:
Company restaurant sales	$76,682	$179,514
Franchise rental revenues	61,646	145,536
Franchise royalties	37,148	86,655
Marketing fees	35,947	83,810
Technology and sourcing fees	3,042	6,993
Franchise fees and other services	1,262	4,005
Total revenue	$215,727	$506,513
Contract liabilities — Our contract liabilities consist of deferred revenue resulting from initial fees received from franchisees for new restaurant openings or new franchise terms, which are generally recognized over the franchise term. We classify these contract liabilities as “Other long-term liabilities” and “Accrued liabilities” in our condensed consolidated balance sheets.
A summary of significant changes in our contract liabilities between the date of adoption (October 1, 2018) and April 14, 2019 is presented below (in thousands):

Deferred Franchise Fees
Deferred franchise fees at October 1, 2018	$50,018
Revenue recognized during the period	(2,745)
Additions during the period	680
Deferred franchise fees at April 14, 2019	$47,953
The following table reflects the estimated franchise fees to be recognized in the future related to performance obligations that are unsatisfied at the end of the period (in thousands):

2019 (1)	$2,290
2020	4,870
2021	4,848
2022	4,649
2023	4,494
Thereafter	26,802
$47,953
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

JACK IN THE BOX INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

We also entered into a Transition Services Agreement with the Buyer pursuant to which the Buyer is receiving certain services (the “Services”) to enable it to operate the Qdoba business after the closing of the Qdoba Sale. The Services include information technology, finance and accounting, human resources, supply chain and other corporate support services. Under the Agreement, the Services are being provided at cost for a period of up to 12 months, with two 3-month extensions available for certain services. We are still providing accounting and information technology services under the Agreement and currently estimate these services will be performed up to, but no later than, the end of the fourth quarter of fiscal 2019. In 2019 and 2018, we recorded $1.9 million and $1.1 million in the quarter, respectively, and $5.6 million and $1.1 million year-to-date, respectively, in income related to the Services as a reduction of selling, general and administrative expenses in the condensed consolidated statements of earnings.
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
The following table summarizes the Qdoba-related activity for each period in discontinued operations (in thousands, except per share data):

	Quarter		Year-to-date
	April 14, 2019	April 15, 2018	April 14, 2019	April 15, 2018
Company restaurant sales	$—	$66,850	$—	$192,620
Franchise revenues	—	3,351	—	9,337
Company restaurant costs (excluding depreciation and amortization)	—	(57,504)	—	(166,122)
Franchise costs (excluding depreciation and amortization)	—	(930)	—	(2,338)
Selling, general and administrative expenses	(59)	(5,848)	243	(18,112)
Depreciation and amortization	—	—	—	(5,012)
Impairment and other charges, net	—	(594)	—	(2,263)
Interest expense, net	—	(1,575)	—	(4,787)
Operating (losses) earnings from discontinued operations before income taxes	(59)	3,750	243	3,323
Gain (loss) on Qdoba Sale	—	35,729	(85)	35,729
(Losses) earnings from discontinued operations before income taxes	(59)	39,479	158	39,052
Income tax benefit (expense)	18	(16,819)	2,778	(17,024)
(Losses) earnings from discontinued operations, net of income taxes	$(41)	$22,660	$2,936	$22,028

Net earnings per share from discontinued operations:
Basic	$—	$0.78	$0.11	$0.75
Diluted	$—	$0.77	$0.11	$0.74
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

JACK IN THE BOX INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Lease guarantees — While all operating leases held in the name of Qdoba were part of the Qdoba Sale, some of the leases remain guaranteed by the Company pursuant to one or more written guarantees (the “Guarantees”). In the event Qdoba fails to meet its payment and performance obligations under such guaranteed leases, we may be required to make rent and other payments to the landlord under the requirements of the Guarantees. Should we, as guarantor of the lease obligations, be required to make any lease payments due for the remaining term of the subject lease(s) subsequent to March 21, 2018, the maximum amount we may be required to pay is approximately $35.3 million as of April 14, 2019. The lease terms extend for a maximum of approximately 17 more years as of April 14, 2019, and we would remain a guarantor of the leases in the event the leases are extended for any established renewal periods. In the event that we are obligated to make payments under the Guarantees, we believe the exposure is limited due to contractual protections and recourse available in the lease agreements, as well as the Qdoba Purchase Agreement, including a requirement of the landlord to mitigate damages by re-letting the properties in default, and indemnity from the Buyer. Qdoba continues to meet its obligations under these leases and there have not been any events that would indicate that Qdoba will not continue to meet the obligations of the leases. As such, we have not recorded a liability for the Guarantees as the likelihood of Qdoba defaulting on the assigned agreements was deemed to be less than probable.

4.	SUMMARY OF REFRANCHISINGS AND FRANCHISEE DEVELOPMENT
Refranchisings and franchisee development — The following table summarizes the number of restaurants sold to franchisees, the number of restaurants developed by franchisees, and gains recognized in each period (dollars in thousands):

	Quarter		Year-to-date
	April 14, 2019	April 15, 2018	April 14, 2019	April 15, 2018
Restaurants sold to franchisees	—	63	—	85
New restaurants opened by franchisees	2	3	11	8

Proceeds from the sale of company-operated restaurants:
Cash (1)	$—	$11,253	$133	$16,844
Notes receivable	—	22,422	—	31,506
	—	33,675	133	48,350

Net assets sold (primarily property and equipment)	—	(9,509)	—	(13,146)
Goodwill related to the sale of company-operated restaurants	—	(3,807)	(2)	(3,960)
Other (2)	—	(14,887)	88	(16,832)
Gains on the sale of company-operated restaurants	$—	$5,472	$219	$14,412
____________________________

(1)	The year-to-date amounts in 2019 and 2018 include additional proceeds of $0.1 million and $1.2 million, respectively, related to restaurants sold in prior years.

(2)
Amounts in 2018 are primarily related to an $8.8 million reduction of gains related to the modification of certain 2017 refranchising transactions. The quarter and year-to-date amounts in 2018 also include $3.7 million and $5.2 million, respectively, of costs related to franchise remodel incentives.

JACK IN THE BOX INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

5.	FAIR VALUE MEASUREMENTS
Financial assets and liabilities — The following table presents our financial assets and liabilities measured at fair value on a recurring basis (in thousands):

	Total	Quoted Prices in Active Markets for Identical Assets (3) (Level 1)	Significant Other Observable Inputs (3) (Level 2)	Significant Unobservable Inputs (3) (Level 3)
Fair value measurements as of April 14, 2019:
Non-qualified deferred compensation plan (1)	$31,801	$31,801	$—	$—
Interest rate swaps (Note 6) (2)	12,216	—	12,216	—
Total liabilities at fair value	$44,017	$31,801	$12,216	$—
Fair value measurements as of September 30, 2018:
Non-qualified deferred compensation plan (1)	$37,447	$37,447	$—	$—
Interest rate swaps (Note 6) (2)	703	—	703	—
Total liabilities at fair value	$38,150	$37,447	$703	$—

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

The fair values of our debt instruments are based on the amount of future cash flows associated with each instrument discounted using our borrowing rate. At April 14, 2019, the carrying value of all financial instruments was not materially different from fair value, as the borrowings are prepayable without penalty. The estimated fair values of our capital lease obligations approximated their carrying values as of April 14, 2019.
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
Financial position — The following derivative instruments were outstanding as of the end of each period (in thousands):

	Balance Sheet Location	Fair Value
		April 14, 2019	September 30, 2018
Derivatives designated as hedging instruments:
Interest rate swaps	Accrued liabilities	$(1,308)	$(26)
Interest rate swaps	Other long-term liabilities	(10,908)	(1,266)
Interest rate swaps	Other assets, net	—	589
Total derivatives		$(12,216)	$(703)
Financial performance — The following table summarizes the OCI activity related to our interest rate swap derivative instruments (in thousands):

	Location in Income	Quarter		Year-to-date
		April 14, 2019	April 15, 2018	April 14, 2019	April 15, 2018
(Loss) gain recognized in OCI	N/A	$(4,959)	$4,295	$(12,126)	$14,586
Loss reclassified from accumulated OCI into net earnings	Interest expense, net	$134	$876	$613	$2,550
Amounts reclassified from accumulated OCI into interest expense represent payments made to the counterparties for the effective portions of the interest rate swaps. During the periods presented, our interest rate swaps had no hedge ineffectiveness.

7.	IMPAIRMENT AND OTHER CHARGES, NET
Impairment and other charges, net in the accompanying condensed consolidated statements of earnings is comprised of the following (in thousands):

	Quarter		Year-to-date
	April 14, 2019	April 15, 2018	April 14, 2019	April 15, 2018
Restructuring costs	$946	$2,575	$6,786	$2,933
Costs of closed restaurants and other	383	1,730	1,249	3,177
Accelerated depreciation	510	324	926	382
(Gains) losses on disposition of property and equipment, net (1)	(714)	298	(138)	481
Operating restaurant impairment charges (2)	—	—	—	211
	$1,125	$4,927	$8,823	$7,184
____________________________

(1)	In 2019, includes an $0.8 million gain related to an eminent domain transaction.

(2)	In 2018, impairment charges relate to our landlord’s sale of a restaurant property to a franchisee.

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

JACK IN THE BOX INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

The following is a summary of our restructuring costs (in thousands):

	Quarter		Year-to-date
	April 14, 2019	April 15, 2018	April 14, 2019	April 15, 2018
Employee severance and related costs	$642	$1,808	$5,148	$1,352
Strategic Alternatives Evaluation (1)	304	—	1,638	—
Qdoba Evaluation (2)	—	767	—	1,580
Other	—	—	—	1
	$946	$2,575	$6,786	$2,933
____________________________

(1)	Strategic Alternative Evaluation costs are primarily related to third party advisory services.

(2)	Qdoba Evaluation costs are primarily related to retention compensation and third party advisory services.
We currently expect to recognize severance and related costs of approximately $0.6 million for the remainder of fiscal 2019 related to positions that have been identified for elimination. At this time, we are unable to estimate any additional charges to be incurred related to additional positions that may be identified for elimination or our other restructuring activities.
Total accrued severance costs related to our restructuring activities are included in “Accrued liabilities” on our condensed consolidated balance sheets, and changed as follows during 2019 (in thousands):

Balance as of September 30, 2018	$5,309
Costs incurred	5,665
Accruals released	(586)
Cash payments	(6,378)
Balance as of April 14, 2019	$4,010
Costs of closed restaurants and other — Costs of closed restaurants and other is generally comprised of future lease commitment charges and expected ancillary costs, net of anticipated sublease rentals, impairment and other costs associated with closed restaurants, and canceled project costs.
The liability for lease termination costs related to closed restaurants, included in “Accrued liabilities” and “Other long-term liabilities” on our condensed consolidated balance sheets, changed as follows during 2019 (in thousands):

Balance as of September 30, 2018	$3,534
Additions	—
Adjustments (1)	203
Interest expense	794
Cash payments	(1,994)
Balance as of April 14, 2019 (2) (3)	$2,537
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

(3)
This balance excludes $1.9 million of restaurant closing costs that are included in “Accrued liabilities” and “Other long-term liabilities” on our condensed consolidated balance sheets, which were initially recorded as losses on the sale of company-operated restaurants to franchisees.

Accelerated depreciation — When a long-lived asset will be replaced or otherwise disposed of prior to the end of its estimated useful life, the useful life of the asset is adjusted based on the estimated disposal date and accelerated depreciation is recognized.

JACK IN THE BOX INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

8.	INCOME TAXES
Our tax rates for the quarter and year-to-date ended April 14, 2019 were impacted by the Tax Cuts and Jobs Act (the “Tax Act”), which was enacted into law on December 22, 2017. As a fiscal year taxpayer, the corporate federal tax rate reduction from 35% to 21% was phased in, resulting in a statutory federal tax rate of 24.5% for our fiscal year ending September 30, 2018, and 21.0% for our fiscal year ending September 29, 2019 and subsequent fiscal years.
In 2019 and 2018, income tax provisions reflect quarter tax rates of 25.0% and 31.4%, respectively, and year-to-date tax rates of 24.0% and 60.7%, respectively. The major components of the year-over-year change in tax rates were a non-cash impact of the enactment of the Tax Act in fiscal year 2018, a decrease in the statutory tax rate, and an adjustment related to state taxes recorded in the first quarter of fiscal year 2019, partially offset by a decrease in the excess tax benefit on stock compensation. The final annual tax rate cannot be determined until the end of the fiscal year; therefore, the actual 2019 rate could differ from our current estimates.
The following is a summary of the components of each tax rate (dollars in thousands):

	Quarter				Year-to-date
	April 14, 2019		April 15, 2018		April 14, 2019		April 15, 2018
Income tax expense at statutory rate	$8,633	25.8%	$10,717	29.4%	$19,068	25.8%	$28,037	29.1%
Stock compensation excess tax expense (benefit)	3	—%	(14)	—%	(47)	(0.1)%	(816)	(0.9)%
Non-cash impact of the Tax Act	—	—%	577	1.6%	—	—%	31,204	32.4%
Adjustment to state tax provision	—	—%	—	—%	(1,027)	(1.4)%	—	—%
Other	(262)	(0.8)%	146	0.4%	(247)	(0.3)%	139	0.1%
(1)	$8,374	25.0%	$11,426	31.4%	$17,747	24.0%	$58,564	60.7%
____________________________

(1)	Percentages may not add due to rounding.

JACK IN THE BOX INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

9.	RETIREMENT PLANS
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
Net periodic benefit cost — The components of net periodic benefit cost in each period were as follows (in thousands):

	Quarter		Year-to-date
	April 14, 2019	April 15, 2018	April 14, 2019	April 15, 2018
Defined benefit pension plans:
Interest cost	$5,286	$5,160	$12,334	$12,039
Service cost	—	114	—	265
Expected return on plan assets (1)	(6,077)	(6,108)	(14,181)	(14,252)
Actuarial loss (2)	913	1,123	2,132	2,621
Amortization of unrecognized prior service costs (2)	27	34	62	79
Net periodic benefit cost	$149	$323	$347	$752
Postretirement healthcare plans:
Interest cost	$230	$220	$537	$514
Actuarial gain (2)	(36)	(6)	(85)	(14)
Net periodic benefit cost	$194	$214	$452	$500
___________________________

(1)	Determined as of the beginning of the year based on a return on asset assumption of 6.2%.

(2)	Amounts were reclassified from accumulated OCI into net earnings as a component of “Other pension and post-retirement expenses, net.”
Changes in presentation —As discussed in Note 1, Basis in Presentation, we adopted ASU 2017-07 during the first quarter of 2019 using the retrospective method, which changed the financial statement presentation of service costs and the other components of net periodic benefit cost. The service cost component continues to be included in operating income; however, the other components are now presented in a separate line below earnings from operations captioned “Other pension and post-retirement expenses, net” in our condensed consolidated statements of earnings. Further, in connection with the adoption, plan administrative expenses historically presented as a component of service cost are now presented as a component of expected return on plan assets. The prior year components of net periodic benefit costs have been recast to conform to current year presentation.
Future cash flows — Our policy is to fund our plans at or above the minimum required by law. As of January 1, 2018, the date of our last actuarial funding valuation, there was no minimum contribution funding requirement. Details regarding 2019 contributions are as follows (in thousands):

	SERP	Postretirement Healthcare Plans
Net year-to-date contributions	$2,989	$682
Remaining estimated net contributions during fiscal 2019	$2,100	$700
We continue to evaluate contributions to our Qualified Plan based on changes in pension assets as a result of asset performance in the current market and the economic environment. We do not anticipate making any contributions to our Qualified Plan in fiscal 2019.

JACK IN THE BOX INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

10.	STOCKHOLDERS’ DEFICIT
Summary of changes in stockholders’ deficit — A reconciliation of the beginning and ending amounts of deficit is presented below (in thousands):

	Quarter		Year-to-date
	April 14, 2019	April 15, 2018	April 14, 2019	April 15, 2018
Balance at beginning of period	$(607,296)	$(374,560)	$(591,699)	$(388,130)
Shares issued under stock plans, including tax benefit	128	39	243	39
Share-based compensation	2,799	2,882	4,708	6,267
Dividends declared	(10,323)	(11,673)	(20,641)	(23,446)
Purchases of treasury stock	—	(100,000)	—	(100,000)
Net earnings	25,089	47,605	59,187	59,795
Other comprehensive (loss) income, net of taxes	(2,911)	4,797	(6,982)	14,716
Cumulative-effect from a change in accounting principle	—	—	(37,330)	(151)
Balance at end of period	$(592,514)	$(430,910)	$(592,514)	$(430,910)
Repurchases of common stock — In 2019, we have not repurchased any common shares. In November 2018, the Board of Directors approved an additional $60.0 million stock-buyback program that expires in November 2019. As of April 14, 2019, there was approximately $101.0 million remaining under the Board-authorized stock buyback program which expire November 2019.
Repurchases of common stock included in our condensed consolidated statement of cash flows for fiscal 2019 includes $14.4 million related to repurchase transactions traded in the prior fiscal year that settled in 2019.
Dividends — During year-to-date 2019, the Board of Directors declared two cash dividends of $0.40 per common share which were paid on March 19, 2019 and December 18, 2018 to shareholders of record as of the close of business on March 4, 2019 and December 5, 2018, respectively, and totaled $20.7 million. Future dividends are subject to approval by our Board of Directors.

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

The following table reconciles basic weighted-average shares outstanding to diluted weighted-average shares outstanding (in thousands):

	Quarter		Year-to-date
	April 14, 2019	April 15, 2018	April 14, 2019	April 15, 2018
Weighted-average shares outstanding – basic	25,943	29,040	25,922	29,332
Effect of potentially dilutive securities:
Nonvested stock awards and units	190	268	203	311
Stock options	10	41	10	55
Performance share awards	2	7	2	7
Weighted-average shares outstanding – diluted	26,145	29,356	26,137	29,705
Excluded from diluted weighted-average shares outstanding:
Antidilutive	186	150	186	116
Performance conditions not satisfied at the end of the period	89	67	89	67

JACK IN THE BOX INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

12.	CONTINGENCIES AND LEGAL MATTERS
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
Gessele v. Jack in the Box Inc. — In August 2010, five former employees instituted litigation in federal court in Oregon alleging claims under the federal Fair Labor Standards Act and Oregon wage and hour laws. The plaintiffs alleged that the Company failed to pay non-exempt employees for certain meal breaks and improperly made payroll deductions for shoe purchases and for workers’ compensation expenses, and later added additional claims relating to timing of final pay and related wage and hour claims involving employees of a franchisee. In 2016, the court dismissed the federal claims and those relating to franchise employees. In June 2017, the court granted class certification with respect to state law claims of improper deductions and late payment of final wages. In February 2019, plaintiff’s counsel reduced their earlier demand from $62 million to $42 million. We have accrued an amount that is not material to our financial statements for claims which we believe a loss is both probable and estimable. We continue to believe that no additional losses are probable beyond this accrual and we cannot estimate a possible loss contingency or range of reasonably possible loss contingencies beyond this accrual. We plan to vigorously defend against this lawsuit. Nonetheless, an unfavorable resolution of this matter in excess of our current accrued loss contingencies could have a material adverse effect on our business, results of operations, liquidity, or financial condition.
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

JACK IN THE BOX INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

13.	SUPPLEMENTAL CONSOLIDATED CASH FLOW INFORMATION (in thousands)

	Year-to-date
	April 14, 2019	April 15, 2018
Non-cash investing and financing transactions:
Decrease in obligations for treasury stock repurchases	$14,362	$—
Decrease in obligations for purchases of property and equipment	$5,368	$3,465
Increase in dividends accrued or converted to common stock equivalents	$121	$160
Decrease in capital lease obligations from the termination of equipment and building leases	$41	$2,563
Increase in notes receivable from the sale of company-operated restaurants	$—	$31,506
Equipment capital lease obligations incurred	$—	$59

JACK IN THE BOX INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

14.	SUPPLEMENTAL CONSOLIDATED BALANCE SHEET INFORMATION (in thousands)

	April 14, 2019	September 30, 2018
Accounts and other receivables, net:
Trade	$53,461	$35,877
Notes receivable	10,812	11,480
Due from marketing fund	5,146	—
Income tax receivable	388	5,637
Other	2,133	6,123
Allowance for doubtful accounts	(1,766)	(1,695)
	$70,174	$57,422
Prepaid expenses:
Prepaid rent	$8,359	$—
Prepaid income taxes	660	4,837
Prepaid advertising	28	4,318
Other	4,417	5,288
	$13,464	$14,443
Other assets, net:
Company-owned life insurance policies	$111,244	$109,908
Deferred rent receivable	49,163	48,372
Franchise tenant improvement allowance	26,432	22,506
Other	20,549	18,480
	$207,388	$199,266
Accrued liabilities:
Insurance	$35,998	$35,405
Payroll and related taxes	20,951	29,498
Deferred franchise fees	4,964	375
Deferred rent income	11,872	1,387
Sales and property taxes	3,175	4,555
Gift card liability	2,171	2,081
Other	35,262	33,621
	$114,393	$106,922
Other long-term liabilities:
Defined benefit pension plans	$66,700	$69,012
Deferred franchise fees	42,989	—
Straight-line rent accrual	30,212	31,762
Other	87,748	92,675
	$227,649	$193,449

15.	SUBSEQUENT EVENTS
On May 9, 2019, the Board of Directors declared a cash dividend of $0.40 per common share, to be paid on June 14, 2019 to shareholders of record as of the close of business on May 29, 2019.
On May 1, 2019, we entered into the Fifth Amendment to the Credit Agreement (the “Fifth Amendment”). The Fifth Amendment extended the maturity date of both our term loan and revolving credit facility from March 19, 2020 to March 19, 2021. As of April 14, 2019, we had $315.0 million outstanding under the term loan, and $739.4 million outstanding on the $900.0 million revolving credit facility.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
GENERAL
All comparisons between 2019 and 2018 refer to the 12-weeks (“quarter”) and 28-weeks (“year-to-date”) ended April 14, 2019 and April 15, 2018, respectively, unless otherwise indicated.
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

•
Adjusted EBITDA, which represents net earnings on a generally accepted accounting principles (“GAAP”) basis excluding earnings or losses from discontinued operations, income taxes, interest expense, net, gains or losses on the sale of company-operated restaurants, impairment and other charges, net, depreciation and amortization, and the amortization of tenant improvement allowances and other. We are presenting Adjusted EBITDA because we believe that it provides a meaningful supplement to net earnings of the Company's core business operating results, as well as a comparison to those of other similar companies. Management believes that Adjusted EBITDA, when viewed with the Company's results of operations in accordance with GAAP and the accompanying reconciliations within MD&A, provides useful information about operating performance and period-over-period change, and provides additional information that is useful for evaluating the operating performance of the Company's core business without regard to potential distortions. Additionally, management believes that Adjusted EBITDA permits investors to gain an understanding of the factors and trends affecting our ongoing cash earnings, from which capital investments are made and debt is serviced.

Same-store sales, system restaurant sales, franchised restaurant sales, AUVs, and Adjusted EBITDA are not measurements determined in accordance with GAAP and should not be considered in isolation, or as an alternative to earnings from operations, or other similarly titled measures of other companies.

OVERVIEW
As of April 14, 2019, we operated and franchised 2,240 Jack in the Box quick-service restaurants, primarily in the western and southern United States, including one in Guam.
The following summarizes the most significant events occurring year-to-date in fiscal 2019, and certain trends compared to a year ago:

•
Same-store and system sales — System same-store sales were flat compared with a year ago as menu price increases and favorable product mix were partially offset at company-operated restaurants and fully offset at franchise-operated restaurants by a decrease in traffic. System sales decreased $7.3 million, or 0.4%, compared with a year ago primarily due to the net decrease in the number of open restaurants.

•
Company restaurant operations — Company restaurant costs as a percentage of company restaurant sales decreased in 2019 to 73.2% from 73.9% a year ago primarily due to the benefit of refranchising units that had lower AUVs than the average for all company restaurants, partially offset by higher costs for labor and other operating expenses.

•	Franchise operations — Excluding the impacts of the adoption of ASC 606 further described below, franchise costs as a percentage of franchise revenues were flat compared to prior year.

•
Restructuring costs — In 2019, we have continued with our plan to reduce our general and administrative costs by revamping our organization and cost structures. Additionally, in the first quarter of fiscal 2019, we began an evaluation of strategic alternatives for the Company (the “Strategic Alternatives Evaluation”). In connection with these activities, we have recorded $6.8 million of restructuring charges in 2019, which includes $5.1 million primarily related to severance costs, and $1.6 million related to the Strategic Alternatives Evaluation. These costs are included in “Impairment and other costs, net” in the accompanying condensed consolidated statements of earnings.

•	Return of cash to shareholders — We returned cash to shareholders in the form of cash dividends. We declared two cash dividends of $0.40 per share totaling $20.7 million.

•	Adjusted EBITDA — Adjusted EBITDA decreased in 2019 to $144.2 million from $145.8 million in 2018.

FINANCIAL REPORTING
In fiscal 2019, we adopted ASU 2014-09, Revenue Recognition - Revenue from Contracts with Customers (Topic 606) (“ASC 606”), using the modified retrospective method, whereby the cumulative effect of initially adopting the guidance was recognized as an adjustment to beginning retained earnings at October 1, 2018. The comparative information has not been restated and continues to be reported under the accounting standards in effect for those periods. The most significant effects of this transition that affect comparability of our results of operations between 2019 and 2018 include the following:

•	Franchise fee revenue for franchise services will be recognized over the franchise term beginning in 2019 compared to upfront recognition under the previous revenue guidance.

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
CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS DATA

	Quarter		Year-to-date
	April 14, 2019	April 15, 2018	April 14, 2019	April 15, 2018
Revenues:
Company restaurant sales	35.5%	54.3%	35.4%	56.2%
Franchise rental revenues	28.6%	27.6%	28.7%	26.8%
Franchise royalties and other	17.8%	18.1%	17.9%	17.0%
Franchise contributions for advertising and other services	18.1%	—%	17.9%	—%
Total revenues	100.0%	100.0%	100.0%	100.0%
Operating costs and expenses, net:
Company restaurant costs (excluding depreciation and amortization):
Food and packaging (1)	28.3%	28.6%	28.6%	28.7%
Payroll and employee benefits (1)	29.7%	29.0%	29.5%	28.9%
Occupancy and other (1)	14.5%	15.9%	15.1%	16.2%
Total company restaurant costs (1)	72.4%	73.6%	73.2%	73.9%
Franchise occupancy expenses (excluding depreciation and amortization) (2)	62.6%	62.3%	61.4%	61.1%
Franchise support and other costs (3)	7.3%	6.8%	6.2%	5.9%
Franchise advertising and other services expenses (4)	103.2%	—%	104.1%	—%
Selling, general and administrative expenses	8.2%	12.7%	8.2%	12.0%
Depreciation and amortization	5.9%	6.7%	5.9%	6.6%
Impairment and other charges, net	0.5%	2.3%	1.7%	1.4%
Gains on the sale of company-operated restaurants	—%	(2.6)%	—%	(2.9)%
Earnings from operations	21.8%	22.5%	20.8%	23.9%
Income tax rate (5)	25.0%	31.4%	24.0%	60.7%
____________________________

(1)	As a percentage of company restaurant sales.

(2)	As a percentage of franchise rental revenues.

(3)	As a percentage of franchise royalties and other.

(4)	As a percentage of franchise contributions for advertising and other services.

(5)	As a percentage of earnings from continuing operations and before income taxes.

CHANGES IN SAME-STORE SALES

	Quarter		Year-to-date
	April 14, 2019	April 15, 2018	April 14, 2019	April 15, 2018
Company	0.6%	0.9%	0.5%	0.5%
Franchise	0.1%	(0.2)%	0.0%	(0.3)%
System	0.2%	(0.1)%	0.0%	(0.2)%
The following table summarizes the year-to-date changes in the number and mix of company and franchise restaurants:

	2019			2018
	Company	Franchise	Total	Company	Franchise	Total
Beginning of year	137	2,100	2,237	276	1,975	2,251
New	—	11	11	1	8	9
Refranchised	—	—	—	(85)	85	—
Closed	—	(8)	(8)	(4)	(11)	(15)
End of period	137	2,103	2,240	188	2,057	2,245
% of system	6%	94%	100%	8%	92%	100%
The following table summarizes the restaurant sales for company-owned, franchised, and total system sales (in thousands):

	Quarter		Year-to-date
	April 14, 2019	April 15, 2018	April 14, 2019	April 15, 2018
Company-owned restaurant sales	$76,682	$113,938	$179,514	$283,575
Franchised restaurant sales (1)	721,350	685,514	1,681,310	1,584,576
System sales (1)	$798,032	$799,452	$1,860,824	$1,868,151
____________________________

(1)
Franchised restaurant sales represent sales at franchised restaurants and are revenues of our franchisees. System sales include company and franchised restaurant sales. We do not record franchised sales as revenues; however, our royalty revenues, marketing fees and percentage rent revenues are calculated based on a percentage of franchised sales. We believe franchised and system restaurant sales information is useful to investors as they have a direct effect on the Company's profitability.

Below is a reconciliation of Non-GAAP Adjusted EBITDA to the most directly comparable GAAP measure, net earnings (in thousands):
ADJUSTED EBITDA

	Quarter		Year-to-date
	April 14, 2019	April 15, 2018	April 14, 2019	April 15, 2018
Net earnings - GAAP	$25,089	$47,605	$59,187	$59,795
Losses (earnings) from discontinued operations, net of taxes	41	(22,624)	(2,936)	(21,925)
Income taxes	8,374	11,426	17,747	58,564
Interest expense, net	13,276	10,413	30,650	23,193
Gains on the sale of company-operated restaurants	—	(5,472)	(219)	(14,412)
Impairment and other charges, net	1,125	4,927	8,823	7,184
Depreciation and amortization	12,690	13,955	29,859	33,112
Amortization of franchise tenant improvement allowances and other	607	118	1,137	265
Adjusted EBITDA - Non-GAAP	$61,202	$60,348	$144,248	$145,776

Company Restaurant Operations
The following table presents company restaurant sales and costs, and restaurant costs as a percentage of the related sales. Percentages may not add due to rounding (dollars in thousands):

	Quarter				Year-to-date
	April 14, 2019		April 15, 2018		April 14, 2019		April 15, 2018
Company restaurant sales	$76,682		$113,938		$179,514		$283,575
Company restaurant costs:
Food and packaging	21,676	28.3%	32,638	28.6%	51,292	28.6%	81,502	28.7%
Payroll and employee benefits	22,768	29.7%	33,096	29.0%	53,042	29.5%	82,036	28.9%
Occupancy and other	11,100	14.5%	18,143	15.9%	27,113	15.1%	45,893	16.2%
Total company restaurant costs	$55,544	72.4%	$83,877	73.6%	$131,447	73.2%	$209,431	73.9%

Company restaurant sales decreased $37.3 million in the quarter, and $104.1 million year-to-date as compared with the prior year primarily driven by a decrease in the number of company restaurants resulting from the execution of our refranchising strategy and, to a lesser extent, by a decrease in traffic, which was more than offset by menu price increases and favorable product mix. The following table presents the approximate impact of these (decreases) increases on company restaurant sales in 2019 (in millions):

	Quarter	Year-to-date
Decrease in the average number of restaurants	$(37.5)	$(105.3)
AUV increase	0.2	1.2
Total change in company restaurant sales	$(37.3)	$(104.1)
Same-store sales at company-operated restaurants increased 0.6% in the quarter and 0.5% year-to-date as compared with the prior year primarily due to menu price increases and favorable product mix, partially offset by a decline in transactions. The following table summarizes the change in company-operated same-store sales versus a year ago:

	Quarter		Year-to-date
	April 14, 2019	April 15, 2018	April 14, 2019	April 15, 2018
Average check (1)	2.8%	2.6%	3.4%	2.6%
Transactions	(2.2)%	(1.7)%	(2.9)%	(2.1)%
Change in same-store sales	0.6%	0.9%	0.5%	0.5%
____________________________

(1)	Amounts in 2019 include price increases of approximately 2.1% in the quarter and 2.3% year-to-date. Amounts in 2018 include price increases of approximately 2.5% in the quarter and 2.0% year-to-date.
Food and packaging costs as a percentage of company restaurant sales decreased to 28.3% in the quarter and 28.6% year-to-date in 2019, compared to 28.6% in the quarter and 28.7% year-to-date in 2018. The decreases were primarily due to menu price increases and favorable product mix, partially offset by higher commodity costs. Commodity costs increased in the quarter and year-to-date by 0.7% and 0.8%, respectively, compared to a year ago. For fiscal 2019, we currently expect commodity costs to increase by approximately 2% compared with fiscal 2018.
Payroll and employee benefit costs as a percentage of company restaurant sales increased to 29.7% in the quarter, and 29.5% year-to-date in 2019 compared with 29.0% in the quarter, and 28.9% year-to-date in 2018 primarily due to a change in mix of restaurants due to refranchising and wage inflation resulting from an increase in the minimum wage in certain markets and a highly competitive labor market.
Occupancy and other costs decreased $7.0 million in the quarter and $18.8 million year-to-date in 2019 compared to the prior year, primarily due to a decrease in the average number of restaurants, impacting occupancy and other costs by approximately$7.5 million in the quarter and $21.0 million year-to-date, partially offset by higher costs for utilities, information technology, delivery fees, and credit card fees. In the quarter and year-to-date, as a percentage of company restaurant sales, occupancy and other costs decreased to 14.5% and 15.1%, respectively, from 15.9% and 16.2% a year ago due primarily to refranchising.

Franchise Operations
The following table presents franchise revenues and costs in each period and other information we believe is useful in analyzing the change in franchise operating results (dollars in thousands):

	Quarter		Year-to-date
	April 14, 2019	April 15, 2018	April 14, 2019	April 15, 2018
Franchise rental revenues	$61,646	$57,843	$145,536	$135,060

Royalties	37,148	35,185	86,655	81,478
Franchise fees and other	1,262	2,806	4,005	4,122
Franchise royalties and other	38,410	37,991	90,660	85,600
Franchise contributions for advertising and other services	38,989	—	90,803	—
Total franchise revenues	$139,045	$95,834	$326,999	$220,660

Franchise occupancy expenses (excluding depreciation and amortization)	$38,618	$36,065	$89,331	$82,586
Franchise support and other costs	2,797	2,583	5,642	5,065
Franchise advertising and other services expenses	40,245	—	94,515	—
Total franchise costs	$81,660	$38,648	$189,488	$87,651
Franchise costs as a percentage of total franchise revenues	58.7%	40.3%	57.9%	39.7%

Average number of franchise restaurants	2,085	2,005	2,085	1,988
% increase	4.0%		4.9%
Increase (decrease) in franchise-operated same-store sales	0.1%	(0.2)%	0.0%	(0.3)%
Franchised restaurant sales	$721,350	$685,514	$1,681,310	$1,584,576
Franchised restaurant AUVs	$345	$342	$806	$797
Royalties as a percentage of total franchised restaurant sales	5.1%	5.1%	5.2%	5.1%
Franchise rental revenues increased $3.8 million, or 6.6%, in the quarter and $10.5 million, or 7.8%, in 2019 as compared with the prior year. This increase is primarily due to additional rental revenues in 2019 of $4.2 million in the quarter and $11.2 million year-to-date resulting from an increase in the number of restaurants leased or subleased from the Company due to our refranchising strategy.
Franchise royalties and other increased $0.4 million, or 1.1%, in the quarter and $5.1 million, or 5.9%, year-to-date in 2019 primarily due to an increase in the number of franchise-operated restaurants. Upon adoption of ASC 606 in 2019, franchise fees are now recognized over the franchise term compared to upfront recognition in the prior year.
In years prior to 2019, franchise contributions for advertising and other services were shown net with the related disbursements within “Selling, general, and administrative expenses” in our condensed consolidated statement of earnings. Upon adoption of ASC 606 in 2019, these revenues and expenses are presented on a gross basis within our consolidated statement of earnings. Refer to Note 2, Revenue, for additional information related to the adoption of this new accounting standard.
Franchise occupancy expenses, principally rents, increased $2.6 million in the quarter and $6.7 million year-to-date primarily due to a net increase in the average number of franchise-operated restaurants resulting from our refranchising strategy, contributing additional costs of approximately $2 million in the quarter and $6 million year-to-date.
Franchise support and other costs increased $0.2 million in the quarter and $0.6 million year-to-date primarily due to higher costs associated with franchise remodels in 2019.
Depreciation and Amortization
Depreciation and amortization decreased by $1.3 million in the quarter and $3.3 million year-to-date in 2019 as compared with the prior year, primarily due to a decrease in equipment depreciation driven by a decrease in the average number of company-operated restaurants resulting from our refranchising activities in 2018. A decline in depreciation resulting from our franchise building assets becoming fully depreciated also contributed to the decrease.

Selling, General and Administrative (“SG&A”) Expenses
The following table presents the change in 2019 SG&A expenses compared with the prior year (in thousands):

	Increase / (Decrease)
	Quarter	Year-to-date
Cash surrender value of COLI policies, net	$(3,768)	$(2,056)
Advertising	(3,370)	(5,019)
Technology fees	(1,093)	(2,563)
Region administration	(888)	(1,852)
Insurance	1,007	521
Legal fees	303	1,160
Incentive compensation (including share-based compensation and related payroll taxes)	104	(4,423)
Other (includes transition services income and savings related to our restructuring plan)	(1,304)	(4,755)
	$(9,009)	$(18,987)
The cash surrender value of our Company-owned life insurance (“COLI”) policies, net of changes in our non-qualified deferred compensation obligation supported by these policies, are subject to market fluctuations. The changes in market values had a positive impact of $2.9 million in the quarter and $1.5 million year-to-date in 2019, compared with a negative impact of $0.9 million in the quarter and $0.6 million year-to-date in the prior year.
Advertising costs represent company contributions to our marketing fund and are generally determined as a percentage of company-operated restaurant sales. Advertising costs decreased by $3.4 million and $5.0 million for the quarter and year-to-date, respectively, primarily due to a decrease in the number of company-operated restaurants compared to the prior year. Additionally, discretionary marketing fund contributions decreased by $1.5 million for the quarter, and increased by $0.2 million year-to-date in 2019.
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
Insurance costs increased in 2019 as compared to 2018 primarily due to an increase in workers’ compensation and general liability costs related to prior year claims.
Incentive compensation decreased by $4.4 million year-to-date primarily as a result of lower expected achievement of annual incentive goals compared to the prior year and $1.4 million lower share-based compensation.
Impairment and Other Charges, Net
Impairment and other charges, net is comprised of the following (in thousands):

	Quarter		Year-to-date
	April 14, 2019	April 15, 2018	April 14, 2019	April 15, 2018
Restructuring costs	$946	$2,575	$6,786	$2,933
Costs of closed restaurants and other	383	1,730	1,249	3,177
Accelerated depreciation	510	324	926	382
(Gains) losses on disposition of property and equipment, net	(714)	298	(138)	481
Operating restaurant impairment charges (1)	—	—	—	211
	$1,125	$4,927	$8,823	$7,184
____________________________

(1)	In 2018, impairment charges relate to our landlord’s sale of a restaurant property to a franchisee.

Restructuring costs decreased by $1.6 million in the quarter and increased by $3.9 million year-to-date, primarily due to timing of initiatives and related employee severance costs. Costs of closed restaurants decreased by $1.3 million and $1.9 million in the quarter and year-to-date, respectively, due to a lower number of restaurant closures compared to the prior year. Gains on disposition of property and equipment, net, increased by $1.0 million and $0.6 million, respectively, primarily due to the resolution of an eminent domain matter in 2019. Refer to Note 7, Impairment and Other Charges, Net of the notes to the condensed consolidated financial statements for additional information regarding these charges.

Gains on the Sale of Company-Operated Restaurants
Gains on the sale of company-operated restaurants, net are detailed in the following table (dollars in thousands):

	Quarter		Year-to-date
	April 14, 2019	April 15, 2018	April 14, 2019	April 15, 2018
Number of restaurants sold to franchisees	—	63	—	85
Gains on the sale of company-operated restaurants	$—	$5,472	$219	$14,412
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
Interest Expense, Net
Interest expense, net is comprised of the following (in thousands):

	Quarter		Year-to-date
	April 14, 2019	April 15, 2018	April 14, 2019	April 15, 2018
Interest expense	$13,414	$10,471	$31,026	$23,282
Interest income	(138)	(58)	(376)	(89)
Interest expense, net	$13,276	$10,413	$30,650	$23,193
Interest expense, net increased $2.9 million in the quarter and $7.5 million year-to-date in 2019 compared with a year ago primarily due to higher average interest rates on average borrowings. As described in Note 3, Discontinued Operations, a portion of interest costs was allocated to discontinued operations in the prior year based on our estimate of the mandatory prepayment that was made upon closing of the Qdoba Sale.
Income Taxes
The tax rate in 2019 was 25.0% in the quarter and 24.0% year-to-date, compared with 31.4% and 60.7%, respectively, in fiscal year 2018. The major components of the change in tax rates were a non-cash impact of the enactment of the Tax Act in fiscal year 2018, a decrease in the statutory tax rate, and an adjustment related to state taxes recorded in the first quarter of fiscal year 2019, partially offset by a decrease in the excess tax benefit on stock compensation. We expect the fiscal year tax rate to be approximately 25.0% to 26.0%. The final annual tax rate cannot be determined until the end of the fiscal year; therefore, the actual 2019 rate could differ from our current estimates. Refer to Note 8, Income Taxes, of the notes to the condensed consolidated financial statements for additional information regarding income taxes.
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
We generally reinvest available cash flows from operations to enhance existing restaurants, to reduce debt, to repurchase shares of our common stock, to pay cash dividends, and to develop new restaurants. Our cash requirements consist principally of:

•	working capital;

•	capital expenditures for restaurant renovations;

•	income tax payments;

•	debt service requirements;

•	franchise tenant improvement allowance distributions; and

•	obligations related to our benefit plans.
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
Cash Flows
The table below summarizes our cash flows from continuing operations (in thousands):

	Year-to-date
	April 14, 2019	April 15, 2018
Total cash provided by (used in):
Operating activities	$60,816	$29,277
Investing activities	(8,144)	11,246
Financing activities	(53,787)	(326,095)
Net cash flows	$(1,115)	$(285,572)
Operating Activities. Operating cash flows in 2019 increased $31.5 million compared with a year ago due to favorable changes in working capital of $36.0 million, primarily due to the timing of payments and spending for advertising expenses ($30.9 million), lower tax payments ($6.3 million), timing of annual beverage funding ($6.6 million), partially offset by higher annual incentive compensation paid in the current year ($7.7 million). Operating cash flows was also impacted by lower net income adjusted for non-cash items of $4.5 million.
Pension and Postretirement Contributions — Our policy is to fund our pension plans at or above the minimum required by law. As of January 1, 2018, the date of our last actuarial funding valuation, there was no minimum contribution funding requirement for our qualified pension plan. We continue to evaluate contributions to our Qualified Plan based on changes in pension assets as a result of asset performance in the current market and the economic environment. We do not anticipate making any contributions to our Qualified Plan in fiscal 2019. In 2019, we contributed $3.7 million to our non-qualified pension plan and postretirement plans.

Investing Activities. Cash provided by investing activities decreased by $19.4 million compared with a year ago primarily due to lower proceeds received from the sale of company-operated restaurants of $19.9 million, including repayments of notes issued in connection with 2018 refranchising transactions.
Capital Expenditures — The composition of capital expenditures in each period follows (in thousands):

	Year-to-date
	April 14, 2019	April 15, 2018
Jack in the Box:
Restaurant facility expenditures	$9,780	$13,028
New restaurants	1,452	560
Other, including information technology	6,586	3,024
	17,818	16,612
Corporate Services:
Information technology	373	1,646
Other, including facility improvements	—	89
	373	1,735

Total capital expenditures	$18,191	$18,347
We expect fiscal 2019 capital expenditures to be approximately $30.0 million to $35.0 million.
Financing Activities. Cash flows used in financing activities decreased $272.3 million compared with a year ago primarily due to lower term loan payments of $260.9 million as a result of the repayment made pursuant to the Qdoba Sale in 2018, lower stock repurchases of $85.6 million, partially offset by lower net revolver borrowings of $75.2 million.
Credit Facility — On May 1, 2019, we entered into the Fifth Amendment to the Credit Agreement (the “Fifth Amendment”). The Fifth Amendment extended the maturity date of both our term loan and revolving credit facility from March 19, 2020 to March 19, 2021. As of April 14, 2019, we had $315.0 million outstanding under the term loan, borrowings under the revolving credit agreement of $739.4 million, and letters of credit outstanding of $31.4 million. As of April 14, 2019, our unused borrowing capacity was $129.2 million.
The interest rate on our credit facility is based on our leverage ratio and can range from the London Interbank Offered Rate (“LIBOR”) plus 1.25% to 2.25% with a 0% floor on LIBOR. The interest rate as of April 14, 2019 was LIBOR plus 2.25%.
We are subject to a number of customary covenants under our credit facility, including limitations on additional borrowings, acquisitions, loans to franchisees, lease commitments, stock repurchases and dividend payments, and requirements to maintain certain financial ratios as defined in the credit agreement. The maximum leverage ratio covenant remains 4.5 times, and allows unlimited cash dividends and share repurchases if pro forma leverage is less than 4.0 times, subject also to pro forma fixed charge covenant compliance.
We were in compliance with all covenants as of April 14, 2019.
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
Repurchases of Common Stock — We did not repurchase any common shares during 2019. In November 2018, the Board of Directors approved a stock buyback program for up to $60.0 million in shares of our common stock, expiring in November 2019. As of April 14, 2019, there was approximately $101.0 million remaining under Board-authorized stock-buyback programs which expire in November 2019. Repurchases of common stock included in our condensed consolidated statement of cash flows for fiscal 2019 includes $14.4 million related to repurchase transactions traded in the prior fiscal year that settled in 2019.
Dividends — During 2019, the Board of Directors declared two cash dividends of $0.40 per common share totaling $20.7 million. Future dividends are subject to approval by our Board of Directors.

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

•
Changes in the structure or management of our distribution organization, or failure of our restaurants to receive scheduled deliveries of high quality food ingredients and other supplies at favorable costs could negatively impact the financial success of our franchise and company restaurants, and could harm our operations, promotions and reputation.

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

ITEM 4.        CONTROLS AND PROCEDURES
Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures
Based on an evaluation of the Company’s disclosure controls and procedures (as defined in Rules 13a-15 and 15d-15 of the Securities Exchange Act of 1934, as amended), as of the end of the Company’s quarter ended April 14, 2019, the Company’s Chief Executive Officer and Chief Financial Officer (its principal executive officer and principal financial officer, respectively) have concluded that the Company’s disclosure controls and procedures were effective.

Changes in Internal Control over Financial Reporting
There have been no changes in the Company’s internal control over financial reporting that occurred during the Company’s fiscal quarter ended April 14, 2019 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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
Stock Repurchases — We have not repurchased any shares of our common stock in 2019. As of April 14, 2019, there was approximately $101.0 million remaining under Board-authorized stock-buyback programs which expire in November 2019.

ITEM 3.        DEFAULTS UPON SENIOR SECURITIES
None.
ITEM 4.        MINE SAFETY DISCLOSURES
Not applicable.

ITEM 5.        OTHER INFORMATION
Item 5.03.     None.

ITEM 6.        EXHIBITS

Number	Description	Form	Filed with SEC
10.1.14	Agreement, dated as of October 25, 2018, between Jack in the Box Inc. and JANA Partners LLC	8-K	10/26/2018
10.1.15	Cooperation Agreement, dated as of October 29, 2018, between Jack in the Box Inc. and JANA Partners LLC	8-K	10/29/2018
10.1.16	Amendment No.1 to Cooperation Agreement, dated as of January 4, 2019, between Jack in the Box Inc. and JANA Partners LLC	8-K	1/4/2019
10.1.17	Amendment No. 2 to Cooperation Agreement, dated as of March 6, 2019, between Jack in the Box Inc. and JANA Partners LLC	8-K	3/7/2019
10.1.18	Amendment No. 3 to Cooperation Agreement, dated as of April 25, 2019, between Jack in the Box Inc. and JANA Partners LLC	8-K	4/26/2019
10.1.19
Fifth Amendment, dated as of May 1, 2019, by and among Jack in the Box Inc., the Guarantors party thereto, Wells Fargo Bank, National Association, as administrative agent, and the lenders party thereto
		8-K	5/2/2019
10.8.16*	Form of Time -Vesting Restricted Stock Unit Award Agreement under the 2004 Stock Incentive Plan	10-Q	2/21/2019
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	—	Filed herewith
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	—	Filed herewith
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	—	Filed herewith
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	—	Filed herewith
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document
* Management contract or compensatory plan.

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

JACK IN THE BOX INC.

By:	/S/ LANCE TUCKER
Lance Tucker
Executive Vice President and Chief Financial Officer (principal financial officer) (Duly Authorized Signatory)
Date: May 16, 2019