Form 10-Q
period 2019-07-07
JACK IN THE BOX INC /NEW/
filed 2019-08-08
CIK 807882

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
 ____________________________________________________
FORM 10-Q
 _______________________________________________________________________________________
QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934 ☑
For the quarterly period ended July 7, 2019
Commission File Number: 1-9390
 ____________________________________________________
JACK IN THE BOX INC.
(Exact name of registrant as specified in its charter)
 _______________________________________________________________________________________

Delaware	95-2698708
(State of Incorporation)	(I.R.S. Employer Identification No.)

9330 Balboa Avenue
San Diego, California 92123
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
Yes  ☐    No  ☑

As of the close of business August 2, 2019, 25,824,470 shares of the registrant’s common stock were outstanding.

JACK IN THE BOX INC. AND SUBSIDIARIES

PART I. FINANCIAL INFORMATION

ITEM 1.        CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JACK IN THE BOX INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share data)
(Unaudited)

	July 7, 2019	September 30, 2018
ASSETS
Current assets:
Cash	$12,447	$2,705
Accounts and other receivables, net	57,647	57,422
Inventories	1,937	1,858
Prepaid expenses	17,484	14,443
Current assets held for sale	13,236	13,947
Other current assets	3,246	4,598
Total current assets	105,997	94,973
Property and equipment:
Property and equipment, at cost	1,178,894	1,190,031
Less accumulated depreciation and amortization	(788,956)	(770,362)
Property and equipment, net	389,938	419,669
Other assets:
Intangible assets, net	451	600
Goodwill	46,747	46,749
Deferred tax assets	72,903	62,140
Other assets, net	215,234	199,266
Total other assets	335,335	308,755
	$831,270	$823,397
LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Current maturities of long-term debt	$42,895	$31,828
Accounts payable	51,131	44,970
Accrued liabilities	124,823	106,922
Total current liabilities	218,849	183,720
Long-term liabilities:
Long-term debt, net of current maturities	971,763	1,037,927
Other long-term liabilities	221,219	193,449
Total long-term liabilities	1,192,982	1,231,376
Stockholders’ deficit:
Preferred stock $0.01 par value, 15,000,000 shares authorized, none issued	—	—
Common stock $0.01 par value, 175,000,000 shares authorized, 82,146,917 and 82,061,661 issued, respectively	821	821
Capital in excess of par value	478,256	470,826
Retained earnings	1,565,287	1,561,353
Accumulated other comprehensive loss	(94,486)	(94,260)
Treasury stock, at cost, 56,325,632 shares	(2,530,439)	(2,530,439)
Total stockholders’ deficit	(580,561)	(591,699)
	$831,270	$823,397
See accompanying notes to condensed consolidated financial statements.

JACK IN THE BOX INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS
(In thousands, except per share data)
(Unaudited)

	Quarter		Year-to-date
	July 7, 2019	July 8, 2018	July 7, 2019	July 8, 2018
Revenues:
Company restaurant sales	$78,434	$87,574	$257,948	$371,149
Franchise rental revenues	63,359	61,622	208,895	196,682
Franchise royalties and other	40,180	38,787	130,840	124,387
Franchise contributions for advertising and other services	40,386	—	131,189	—
	222,359	187,983	728,872	692,218
Operating costs and expenses, net:
Company restaurant costs (excluding depreciation and amortization):
Food and packaging	23,058	24,946	74,350	106,448
Payroll and employee benefits	23,121	24,875	76,163	106,911
Occupancy and other	11,052	13,715	38,165	59,608
Total company restaurant costs	57,231	63,536	188,678	272,967
Franchise occupancy expenses (excluding depreciation and amortization)	38,371	37,401	127,702	119,987
Franchise support and other costs	2,695	2,829	8,337	7,894
Franchise advertising and other services expenses	41,882	—	136,397	—
Selling, general and administrative expenses	24,389	19,671	66,057	80,326
Depreciation and amortization	12,786	13,194	42,645	46,306
Impairment and other charges, net	(3,256)	3,265	5,567	10,449
Gains on the sale of company-operated restaurants	—	(28,676)	(219)	(43,088)
	174,098	111,220	575,164	494,841
Earnings from operations	48,261	76,763	153,708	197,377
Other pension and post-retirement expenses, net	342	423	1,141	1,410
Interest expense, net	36,494	10,873	67,144	34,066
Earnings from continuing operations and before income taxes	11,425	65,467	85,423	161,901
Income tax (benefit) expense	(2,048)	17,334	15,699	75,898
Earnings from continuing operations	13,473	48,133	69,724	86,003
(Losses) earnings from discontinued operations, net of income taxes	(284)	(2,826)	2,652	19,099
Net earnings	$13,189	$45,307	$72,376	$105,102

Net earnings per share - basic:
Earnings from continuing operations	$0.52	$1.72	$2.69	$2.97
(Losses) earnings from discontinued operations	(0.01)	(0.10)	0.10	0.66
Net earnings per share (1)	$0.51	$1.62	$2.79	$3.63
Net earnings per share - diluted:
Earnings from continuing operations	$0.51	$1.70	$2.67	$2.94
(Losses) earnings from discontinued operations	(0.01)	(0.10)	0.10	0.65
Net earnings per share (1)	$0.50	$1.60	$2.77	$3.59

Cash dividends declared per common share	$0.40	$0.40	$1.20	$1.20
____________________________

(1)	Earnings per share may not add due to rounding.
See accompanying notes to condensed consolidated financial statements.

JACK IN THE BOX INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In thousands)
(Unaudited)

	Quarter		Year-to-date
	July 7, 2019	July 8, 2018	July 7, 2019	July 8, 2018
Net earnings	$13,189	$45,307	$72,376	$105,102
Cash flow hedges:
Net change in fair value of derivatives	(11,499)	1,494	(23,625)	16,080
Net loss reclassified to earnings	23,715	539	24,328	3,089
	12,216	2,033	703	19,169
Tax effect	(6,132)	(517)	(3,165)	(4,868)
	6,084	1,516	(2,462)	14,301
Unrecognized periodic benefit costs:
Actuarial losses and prior service costs reclassified to earnings	904	1,152	3,013	3,838
Tax effect	(232)	(292)	(777)	(1,126)
	672	860	2,236	2,712
Other:
Foreign currency translation adjustments	—	—	—	6
Tax effect	—	—	—	(2)
	—	—	—	4
Derecognition of foreign currency translation adjustments due to sale	—	—	—	76
	—	—	—	80

Other comprehensive income (loss), net of taxes	6,756	2,376	(226)	17,093

Comprehensive income	$19,945	$47,683	$72,150	$122,195
See accompanying notes to condensed consolidated financial statements.

JACK IN THE BOX INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Year-to-date
	July 7, 2019	July 8, 2018
Cash flows from operating activities:
Net earnings	$72,376	$105,102
Earnings from discontinued operations	2,652	19,099
Earnings from continuing operations	69,724	86,003
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	42,645	46,306
Amortization of franchise tenant improvement allowances and other	1,524	497
Deferred finance cost amortization	1,903	2,268
Excess tax benefits from share-based compensation arrangements	(66)	(2,084)
Deferred income taxes	(1,745)	38,544
Share-based compensation expense	6,589	7,830
Pension and postretirement expense	1,141	1,789
Gains on cash surrender value of company-owned life insurance	(3,117)	(1,335)
Gains on the sale of company-operated restaurants	(219)	(43,088)
(Gains) losses on the disposition of property and equipment, net	(5,756)	958
Impairment charges and other	1,624	2,205
Changes in assets and liabilities, excluding dispositions:
Accounts and other receivables	(3,555)	945
Inventories	(79)	1,330
Prepaid expenses and other current assets	1,509	(27,448)
Accounts payable	24,321	3,135
Accrued liabilities	9,363	(34,653)
Pension and postretirement contributions	(5,126)	(4,384)
Franchise tenant improvement allowance distributions	(7,875)	(9,099)
Other	(16,012)	(10,351)
Cash flows provided by operating activities	116,793	59,368
Cash flows from investing activities:
Purchases of property and equipment	(25,041)	(25,730)
Purchases of assets intended for sale and leaseback	—	(5,491)
Proceeds from the sale and leaseback of assets	3,056	7,571
Proceeds from the sale of company-operated restaurants	133	23,666
Collections on notes receivable	15,239	34,057
Proceeds from the sale of property and equipment	7,563	3,799
Other	—	2,921
Cash flows provided by investing activities	950	40,793
Cash flows from financing activities:
Borrowings on revolving credit facilities	229,798	560,800
Repayments of borrowings on revolving credit facilities	(252,800)	(412,100)
Principal repayments on debt	(32,611)	(293,671)
Debt issuance costs	(5,088)	(1,367)
Dividends paid on common stock	(30,929)	(34,609)
Proceeds from issuance of common stock	696	2,365
Repurchases of common stock	(14,362)	(200,000)
Change in book overdraft	—	(573)
Payroll tax payments for equity award issuances	(2,705)	(7,250)
Cash flows used in financing activities	(108,001)	(386,405)
Cash flows provided by (used in) continuing operations	9,742	(286,244)
Net cash provided by operating activities of discontinued operations	—	5,159
Net cash provided by investing activities of discontinued operations	—	273,653
Net cash used in financing activities of discontinued operations	—	(78)
Net cash provided by discontinued operations	—	278,734
Effect of exchange rate changes on cash	—	6
Cash at beginning of period	2,705	7,642
Cash at end of period	$12,447	$138
See accompanying notes to condensed consolidated financial statements.

JACK IN THE BOX INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1.	BASIS OF PRESENTATION
Nature of operations — Founded in 1951, Jack in the Box Inc. (the “Company”) operates and franchises Jack in the Box® quick-service restaurants. The following table summarizes the number of restaurants as of the end of each period:

	July 7, 2019	July 8, 2018
Company-operated	137	146
Franchise	2,105	2,095
Total system	2,242	2,241

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
On December 19, 2017, we entered into a definitive agreement to sell Qdoba Restaurant Corporation (“Qdoba”), a wholly owned subsidiary of the Company which operates and franchises more than 700 Qdoba Mexican Eats® fast-casual restaurants, to certain funds managed by affiliates of Apollo Global Management, LLC (together with its consolidated subsidiaries, the “Buyer”). The sale was completed on March 21, 2018. For all periods presented in our condensed consolidated statements of earnings, all sales, costs, expenses and income taxes attributable to Qdoba, except as related to the impact of the decrease in the federal statutory tax rate (see Note 9, Income Taxes), have been aggregated under the caption “(Losses) earnings from discontinued operations, net of income taxes.” Refer to Note 3, Discontinued Operations, for additional information.
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
Fiscal year — Our fiscal year is 52 or 53 weeks ending the Sunday closest to September 30. Fiscal years 2019 and 2018 include 52 weeks. Our first quarter includes 16-weeks and all other quarters include 12-weeks. All comparisons between 2019 and 2018 refer to the 12-weeks (“quarter”) and 40-weeks (“year-to-date”) ended July 7, 2019 and July 8, 2018, respectively, unless otherwise indicated.
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

JACK IN THE BOX INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Advertising costs — We administer a marketing fund which includes contractual contributions. In 2019 and 2018, marketing fund contributions from franchise and company-operated restaurants were approximately 5.0% of gross revenues, and year-to-date incremental contributions made by the Company were $2.0 million and $3.3 million, respectively.
Production costs of commercials, programming and other marketing activities are charged to the marketing fund when the advertising is first used for its intended purpose, and the costs of advertising are charged to operations as incurred. Total contributions made by the Company, including incremental contributions, are included in “Selling, general, and administrative expenses” in the accompanying condensed consolidated statements of earnings. Advertising costs for the quarter and year-to-date in 2019 were $4.0 million and $15.0 million, respectively, and in 2018 were $5.9 million and $22.0 million, respectively.
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

JACK IN THE BOX INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

The following table summarizes the impacts of adopting ASC 606 on the Company’s condensed consolidated financial statements as of and for the 12-weeks and 40-weeks ended July 7, 2019 (in thousands):

		Adjustments
	As Reported	Franchise Fees	Marketing and Sourcing Fees	Technology Support Fees	Balances without Adoption
Condensed Consolidated Statements of Earnings
12-Weeks Ended July 7, 2019
Franchise royalties and other	$40,180	$(918)	$—	$—	$39,262
Franchise contributions for advertising and other services	$40,386	$—	$(38,133)	$(2,253)	$—
Total revenues	$222,359	$(918)	$(38,133)	$(2,253)	$181,055
Franchise advertising and other services expenses	$41,882	$—	$(38,133)	$(3,749)	$—
Selling, general and administrative expenses	$24,389	$—	$—	$1,496	$25,885
Total operating costs and expenses, net	$174,098	$—	$(38,133)	$(2,253)	$133,712
Earnings from operations	$48,261	$(918)	$—	$—	$47,343
Earnings from continuing operations and before income taxes	$11,425	$(918)	$—	$—	$10,507
Income tax (benefit) expense	$(2,048)	$(237)	$—	$—	$(2,285)
Earnings from continuing operations	$13,473	$(681)	$—	$—	$12,792
Net earnings	$13,189	$(681)	$—	$—	$12,508

40-Weeks Ended July 7, 2019
Franchise royalties and other	$130,840	$(2,983)	$—	$—	$127,857
Franchise contributions for advertising and other services	$131,189	$—	$(124,187)	$(7,002)	$—
Total revenues	$728,872	$(2,983)	$(124,187)	$(7,002)	$594,700
Franchise advertising and other services expenses	$136,397	$—	$(124,187)	$(12,210)	$—
Selling, general and administrative expenses	$66,057	$—	$—	$5,208	$71,265
Total operating costs and expenses, net	$575,164	$—	$(124,187)	$(7,002)	$443,975
Earnings from operations	$153,708	$(2,983)	$—	$—	$150,725
Earnings from continuing operations and before income taxes	$85,423	$(2,983)	$—	$—	$82,440
Income tax (benefit) expense	$15,699	$(769)	$—	$—	$14,930
Earnings from continuing operations	$69,724	$(2,214)	$—	$—	$67,510
Net earnings	$72,376	$(2,214)	$—	$—	$70,162

Condensed Consolidated Balance Sheet
July 7, 2019
Prepaid expenses	$17,484	$769	$—	$—	$18,253
Total current assets	$105,997	$769	$—	$—	$106,766
Deferred tax assets	$72,903	$(12,958)	$—	$—	$59,945
Other assets, net	$215,234	$269	$—	$—	$215,503
Total other assets	$335,335	$(12,689)	$—	$—	$322,646
Total assets	$831,270	$(11,920)	$—	$—	$819,350
Accrued liabilities	$124,823	$(4,968)	$—	$—	$119,855
Total current liabilities	$218,849	$(4,968)	$—	$—	$213,881
Other long-term liabilities	$221,219	$(42,067)	$—	$—	$179,152
Total long-term liabilities	$1,192,982	$(42,067)	$—	$—	$1,150,915
Retained earnings	$1,565,287	$35,114	$—	$—	$1,600,401
Total stockholders’ deficit	$(580,561)	$35,114	$—	$—	$(545,447)
Total liabilities and stockholders’ deficit	$831,270	$(11,921)	$—	$—	$819,349

The adoption of ASC 606 had no impact on the Company’s cash provided by or used in operating, investing or financing activities as previously reported in its condensed consolidated statement of cash flows.

JACK IN THE BOX INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

In March 2017, the FASB issued ASU 2017-07, Compensation - Retirement Benefits (Topic 715): Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost. This standard requires the presentation of the service cost component of net benefit costs to be in the same line item as other compensation costs arising from services rendered by the pertinent employees during the period. All other components of net benefit costs should be presented separately from the service cost component and outside of a subtotal of earnings from operations, or separately disclosed. We adopted this standard in the first quarter of fiscal 2019 applying the retrospective method. As a result of the adoption, 2018 quarter and year-to-date amounts of $0.4 million and $1.4 million, respectively, previously reported within “Selling, general, and administrative expenses” have been reclassified to a separate line under earnings from operations to conform to current year presentation.
Effect of new accounting pronouncements to be adopted in future periods — In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842) (as subsequently amended by ASU 2018-01, ASU 2018-10, ASU 2018-11, ASU 2018-20 and ASU 2019-01) which requires a lessee to recognize assets and liabilities on the balance sheet for those leases classified as operating leases under previous guidance. Based on a preliminary assessment, we expect that most of our operating lease commitments will be subject to the new guidance and recognized as operating lease liabilities and right-of-use assets upon adoption, resulting in a significant increase in the assets and liabilities on our consolidated balance sheets. The accounting guidance for lessors will remain largely unchanged from previous guidance, with the exception of the presentation of certain lease costs that the Company passes through to lessees, including but not limited to, property taxes and maintenance. These costs are generally paid by the Company and reimbursed by the lessee. Historically, these costs have been recorded on a net basis in the consolidated statements of operations, but will be presented gross upon adoption of the new guidance. While we are unable to quantify the impact at this time, we do not expect the adoption of this guidance to have a material impact on our consolidated statement of earnings and statement of cash flows.
We will be required to adopt this standard in the first quarter of fiscal 2020 and plan to utilize the alternative transition method, whereby an entity records a cumulative adjustment to opening retained earnings in the year of adoption without restating prior periods. The new standard also provides a number of optional practical expedients in transition. We expect to elect the transition package of three practical expedients, which, among other items, permits us not to reassess under the new standard our prior conclusions about lease identification, lease classification and initial direct costs. We also expect to elect the short-term lease recognition exemption for all leases that qualify, permitting us to not apply the recognition requirements of this standard to leases with a term of 12 months or less. We also expect to elect the practical expedient to not separate lease and non-lease components for all of our leases. We do not expect to elect the use-of-hindsight practical expedient, and therefore expect to continue to utilize lease terms determined under the existing lease guidance.
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
Disaggregation of revenue — The following table disaggregates revenue by primary source for the 12-weeks and 40-weeks ended July 7, 2019 (in thousands):

	Quarter	Year-to-date
Sources of revenue:
Company restaurant sales	$78,434	$257,948
Franchise rental revenues	63,359	208,895
Franchise royalties	38,752	125,407
Marketing fees	37,269	121,078
Technology and sourcing fees	3,117	10,111
Franchise fees and other services	1,428	5,433
Total revenue	$222,359	$728,872

Contract liabilities — Our contract liabilities consist of deferred revenue resulting from initial fees received from franchisees for new restaurant openings or new franchise terms, which are generally recognized over the franchise term. We classify these contract liabilities as “Other long-term liabilities” and “Accrued liabilities” in our condensed consolidated balance sheets.
A summary of significant changes in our contract liabilities between the date of adoption (October 1, 2018) and July 7, 2019 is presented below (in thousands):

Deferred Franchise Fees
Deferred franchise fees at October 1, 2018	$50,018
Revenue recognized during the period	(3,953)
Additions during the period	970
Deferred franchise fees at July 7, 2019	$47,035

The following table reflects the estimated franchise fees to be recognized in the future related to performance obligations that are unsatisfied at the end of the period (in thousands):

2019 (1)	$1,145
2020	4,878
2021	4,856
2022	4,656
2023	4,501
Thereafter	26,999
$47,035
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
We also entered into a Transition Services Agreement with the Buyer pursuant to which the Buyer is receiving certain services (the “Services”) to enable it to operate the Qdoba business after the closing of the Qdoba Sale. The Services include information technology, finance and accounting, human resources, supply chain and other corporate support services. Under the Agreement, the Services are being provided at cost for a period of up to 12 months, with two 3-month extensions available for certain services. We are still providing accounting and information technology services under the Agreement and currently estimate these services will be performed up to, but no later than, September 21, 2019. In 2019 and 2018, we recorded $0.9 million and $3.6 million in the quarter, respectively, and $6.5 million and $4.7 million year-to-date, respectively, in income related to the Services as a reduction of selling, general and administrative expenses in the condensed consolidated statements of earnings.
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
The following table summarizes the Qdoba-related activity for each period in discontinued operations (in thousands, except per share data):

	Quarter		Year-to-date
	July 7, 2019	July 8, 2018	July 7, 2019	July 8, 2018
Company restaurant sales	$—	$—	$—	$192,620
Franchise revenues	—	—	—	9,337
Company restaurant costs (excluding depreciation and amortization)	—	—	—	(166,122)
Franchise costs (excluding depreciation and amortization)	—	—	—	(2,338)
Selling, general and administrative expenses	(120)	(202)	123	(18,314)
Depreciation and amortization	—	—	—	(5,012)
Impairment and other charges, net	(262)	(123)	(262)	(2,386)
Interest expense, net	—	—	—	(4,787)
Operating (losses) earnings from discontinued operations before income taxes	(382)	(325)	(139)	2,998
Gain (loss) on Qdoba Sale	—	(3,648)	(85)	32,081
(Losses) earnings from discontinued operations before income taxes	(382)	(3,973)	(224)	35,079
Income tax benefit (expense)	98	1,097	2,876	(15,927)
(Losses) earnings from discontinued operations, net of income taxes	$(284)	$(2,876)	$2,652	$19,152

Net earnings per share from discontinued operations:
Basic	$(0.01)	$(0.10)	$0.10	$0.66
Diluted	$(0.01)	$(0.10)	$0.10	$0.65

JACK IN THE BOX INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Selling, general and administrative expenses presented in the table above include corporate costs directly in support of Qdoba operations, as well as resolutions of certain matters that existed prior to the Qdoba sale. All other corporate costs were classified in results of continuing operations. Our credit facility required us to make a mandatory prepayment (“Qdoba Prepayment”) on our term loan upon the closing of the Qdoba Sale, which was $260.0 million. In accordance with authoritative guidance on financial statement presentation, interest expense associated with our credit facility was allocated to discontinued operations in the prior year based on our estimate of the mandatory prepayment that was made upon closing of the Qdoba Sale.
Lease guarantees — While all operating leases held in the name of Qdoba were part of the Qdoba Sale, some of the leases remain guaranteed by the Company pursuant to one or more written guarantees (the “Guarantees”). In the event Qdoba fails to meet its payment and performance obligations under such guaranteed leases, we may be required to make rent and other payments to the landlord under the requirements of the Guarantees. Should we, as guarantor of the lease obligations, be required to make any lease payments due for the remaining term of the subject lease(s) subsequent to March 21, 2018, the maximum amount we may be required to pay is approximately $33.8 million as of July 7, 2019. The lease terms extend for a maximum of approximately 16 more years as of July 7, 2019, and we would remain a guarantor of the leases in the event the leases are extended for any established renewal periods. In the event that we are obligated to make payments under the Guarantees, we believe the exposure is limited due to contractual protections and recourse available in the lease agreements, as well as the Qdoba Purchase Agreement, including a requirement of the landlord to mitigate damages by re-letting the properties in default, and indemnity from the Buyer. Qdoba continues to meet its obligations under these leases and there have not been any events that would indicate that Qdoba will not continue to meet the obligations of the leases. As such, we have not recorded a liability for the Guarantees as the likelihood of Qdoba defaulting on the assigned agreements was deemed to be less than probable.

4.	INDEBTEDNESS
Amended credit facility — On May 1, 2019, we entered into the Fifth Amendment to the Credit Agreement (the “Fifth Amendment”). The Fifth Amendment extended the maturity date of both our term loan and revolving credit facility from March 19, 2020 to March 19, 2021. Fees of $1.3 million paid to third parties in connection with the Fifth Amendment were capitalized as deferred loan costs during the quarter.
As of July 7, 2019, we had outstanding borrowings of $304.4 million under the term loan and $707.4 million under the revolving credit facility. In addition, letters of credit of $29.9 million were outstanding. As of July 7, 2019, our unused borrowing capacity was $162.7 million.
Subsequent events — See Note 16, Subsequent Events, as to events occurring after July 7, 2019 that impact the Company’s long-term debt.

JACK IN THE BOX INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

5.	SUMMARY OF REFRANCHISINGS AND FRANCHISEE DEVELOPMENT
Refranchisings and franchisee development — The following table summarizes the number of restaurants sold to franchisees, the number of restaurants developed by franchisees, and gains recognized in each period (dollars in thousands):

	Quarter		Year-to-date
	July 7, 2019	July 8, 2018	July 7, 2019	July 8, 2018
Restaurants sold to franchisees	—	42	—	127
New restaurants opened by franchisees	5	—	16	8

Proceeds from the sale of company-operated restaurants:
Cash (1)	$—	$6,822	$133	$23,666
Notes receivable	—	33,042	—	64,548
	—	39,864	133	88,214

Net assets sold (primarily property and equipment)	—	(6,745)	—	(19,891)
Lease commitment charges	—	—	—	(863)
Goodwill related to the sale of company-operated restaurants	—	(566)	(2)	(4,526)
Other (2)	—	(3,877)	88	(19,846)
Gains on the sale of company-operated restaurants	$—	$28,676	$219	$43,088

____________________________

(1)	The year-to-date amounts in 2019 and 2018 include additional proceeds of $0.1 million and $1.3 million, respectively, related to restaurants sold in prior years.

(2)
Amounts in 2018 are primarily related to an $8.8 million reduction of gains related to the modification of certain 2017 refranchising transactions. The quarter and year-to-date amounts in 2018 also include $2.9 million and $8.1 million, respectively, of costs related to franchise remodel incentives.

6.	FAIR VALUE MEASUREMENTS
Financial assets and liabilities — The following table presents our financial assets and liabilities measured at fair value on a recurring basis (in thousands):

	Total	Quoted Prices in Active Markets for Identical Assets (3) (Level 1)	Significant Other Observable Inputs (3) (Level 2)	Significant Unobservable Inputs (3) (Level 3)
Fair value measurements as of July 7, 2019:
Non-qualified deferred compensation plan (1)	$31,012	$31,012	$—	$—
Total liabilities at fair value	$31,012	$31,012	$—	$—
Fair value measurements as of September 30, 2018:
Non-qualified deferred compensation plan (1)	$37,447	$37,447	$—	$—
Interest rate swaps (Note 7) (2)	703	—	703	—
Total liabilities at fair value	$38,150	$37,447	$703	$—

____________________________

(1)
We maintain an unfunded defined contribution plan for key executives and other members of management. The fair value of this obligation is based on the closing market prices of the participants’ elected investments. The obligation is included in “Accrued liabilities” and “Other long-term liabilities” on our condensed consolidated balance sheets.

(2)
We entered into interest rate swaps to reduce our exposure to rising interest rates on our variable rate debt. The fair values of our interest rate swaps are based upon Level 2 inputs which include valuation models as reported by our counterparties. These valuation models use a discounted cash flow analysis on the cash flows of each derivative. The key inputs for the valuation models are quoted market prices, discount rates, and forward yield curves. The Company also considers its own nonperformance risk and the respective counter-party’s nonperformance risk in the fair value measurements. As further described in Note 7, Derivatives, the Company’s interest rate swaps were terminated on July 2, 2019 and settled in connection with our refinancing transaction on July 8, 2019.

(3)	We did not have any transfers in or out of Level 1, 2 or 3.

JACK IN THE BOX INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

The fair values of our debt instruments are based on the amount of future cash flows associated with each instrument discounted using our borrowing rate. At July 7, 2019, the carrying value of all financial instruments was not materially different from fair value, as the borrowings are prepayable without penalty. The estimated fair values of our capital lease obligations approximated their carrying values as of July 7, 2019.
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
In connection with our impairment reviews performed during 2019, no material fair value adjustments were required. Refer to Note 8, Impairment and Other Charges, Net, for additional information regarding impairment charges.

7.	DERIVATIVE INSTRUMENTS
Interest rate swaps — We have used interest rate swaps to mitigate interest rate volatility with regard to variable rate borrowings under our senior credit facility. In June 2015, we entered into forward-starting interest rate swap agreements that effectively converted $500.0 million of our variable rate borrowings to a fixed rate from October 2018 through October 2022. These agreements were designated as cash flow hedges under the terms of the FASB authoritative guidance for derivatives and hedging. To the extent that they were effective in offsetting the variability of the hedged cash flows, changes in the fair values of the derivatives are not included in earnings but are included in other comprehensive income (“OCI”). These changes in fair value were subsequently reclassified into net earnings as a component of interest expense as the hedged interest payments are made on our variable rate debt.
Effective July 2, 2019, the Company terminated all interest rate swap agreements in anticipation of the securitization transaction and related retirement of our senior credit facility (see Note 16, Subsequent Events). The fair value of the interest rate swaps at the termination date was $23.6 million, which was paid on July 8, 2019. As a result of the decision to extinguish the senior credit facility, forecasted cash flows associated with the variable-rate debt interest payments were no longer considered to be probable. Consequently, unrealized losses in other comprehensive income at the termination date were immediately reclassified to “Interest expense, net” in the condensed consolidated statement of earnings.
Financial position — The following derivative instruments were outstanding as of the end of each period (in thousands):

	Balance Sheet Location	Fair Value
		July 7, 2019	September 30, 2018
Derivatives designated as hedging instruments:
Interest rate swaps	Accrued liabilities	$—	$(26)
Interest rate swaps	Other long-term liabilities	—	(1,266)
Interest rate swaps	Other assets, net	—	589
Total derivatives		$—	$(703)

Financial performance — The following table summarizes the OCI activity related to our interest rate swap derivative instruments and the amounts reclassified from accumulated OCI (in thousands):

	Location in Income	Quarter		Year-to-date
		July 7, 2019	July 8, 2018	July 7, 2019	July 8, 2018
(Loss) gain recognized in OCI	N/A	$(11,499)	$1,494	$(23,625)	$16,080
Loss reclassified from accumulated OCI into net earnings	Interest expense, net	$23,715	$539	$24,328	$3,089

JACK IN THE BOX INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

8.	IMPAIRMENT AND OTHER CHARGES, NET
Impairment and other charges, net in the accompanying condensed consolidated statements of earnings is comprised of the following (in thousands):

	Quarter		Year-to-date
	July 7, 2019	July 8, 2018	July 7, 2019	July 8, 2018
Restructuring costs	$(64)	$1,872	$6,722	$4,805
Costs of closed restaurants and other	2,010	378	3,259	3,483
Accelerated depreciation	416	538	1,342	912
(Gains) losses on disposition of property and equipment, net (1)	(5,618)	477	(5,756)	958
Operating restaurant impairment charges (2)	—	—	—	291
	$(3,256)	$3,265	$5,567	$10,449

____________________________

(1)	In 2019, includes a $0.8 million gain recognized in the second quarter related to an eminent domain transaction and a $5.7 million gain related to a sale of property recognized in the third quarter.

(2)	In 2018, impairment charges relate to our landlord’s sale of a restaurant property to a franchisee.
Restructuring costs — Restructuring charges include costs resulting from the exploration of strategic alternatives (the “Strategic Alternatives Evaluation”) in 2019, and a plan that management initiated to reduce our general and administrative costs. Restructuring charges in 2018 also include costs related to the evaluation of potential alternatives with respect to the Qdoba brand (the “Qdoba Evaluation”), which resulted in the Qdoba Sale. Refer to Note 3, Discontinued Operations, for information regarding the Qdoba Sale.

The following is a summary of our restructuring costs (in thousands):

	Quarter		Year-to-date
	July 7, 2019	July 8, 2018	July 7, 2019	July 8, 2018
Employee severance and related costs	$287	$1,476	$5,436	$2,828
Strategic Alternatives Evaluation (1)	(351)	376	1,286	1,188
Qdoba Evaluation (2)	—	20	—	788
Other	—	—	—	1
	$(64)	$1,872	$6,722	$4,805
____________________________

(1)	Strategic Alternative Evaluation costs are primarily related to third party advisory services.

(2)	Qdoba Evaluation costs are primarily related to retention compensation and third party advisory services.
We currently expect to recognize severance and related costs of approximately $0.2 million for the remainder of fiscal 2019 related to positions that have been identified for elimination. At this time, we are unable to estimate any additional charges to be incurred related to additional positions that may be identified for elimination or our other restructuring activities.
Total accrued severance costs related to our restructuring activities are included in “Accrued liabilities” on our condensed consolidated balance sheets, and changed as follows during 2019 (in thousands):

Balance as of September 30, 2018	$5,309
Costs incurred	5,946
Accruals released	(605)
Cash payments	(8,167)
Balance as of July 7, 2019	$2,483

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

JACK IN THE BOX INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

The liability for lease termination costs related to closed restaurants, included in “Accrued liabilities” and “Other long-term liabilities” on our condensed consolidated balance sheets, changed as follows during 2019 (in thousands):

Balance as of September 30, 2018	$3,534
Additions	—
Adjustments (1)	572
Interest expense	1,094
Cash payments	(3,156)
Balance as of July 7, 2019 (2) (3)	$2,044
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

(3)
This balance excludes $1.7 million of restaurant closing costs that are included in “Accrued liabilities” and “Other long-term liabilities” on our condensed consolidated balance sheets, which were initially recorded as losses on the sale of company-operated restaurants to franchisees.

Accelerated depreciation — When a long-lived asset will be replaced or otherwise disposed of prior to the end of its estimated useful life, the useful life of the asset is adjusted based on the estimated disposal date and accelerated depreciation is recognized.

9.	INCOME TAXES
Our tax rates for the quarter and year-to-date ended July 7, 2019 were impacted by the Tax Cuts and Jobs Act (the “Tax Act”), which was enacted into law on December 22, 2017. As a fiscal year taxpayer, the corporate federal tax rate reduction from 35% to 21% was phased in, resulting in a statutory federal tax rate of 24.5% for our fiscal year ending September 30, 2018, and 21.0% for our fiscal year ending September 29, 2019 and subsequent fiscal years.
In 2019 and 2018, income tax provisions reflect quarter tax rates of (17.9)% and 26.5%, respectively, and year-to-date tax rates of 18.4% and 46.9%, respectively. The major components of the year-over-year change in tax rates were the one-time, non-cash impact of the enactment of the Tax Act in fiscal year 2018, a decrease in the statutory tax rate, the impact of the termination of interest rate swap agreements, the release of valuation reserves on state tax credits and losses, and the release of a federal tax liability due to expiration of the statute of limitations. The final annual tax rate cannot be determined until the end of the fiscal year; therefore, the actual rate could differ from our current estimates.
The following is a summary of the components of each tax rate (dollars in thousands):

	Quarter				Year-to-date
	July 7, 2019		July 8, 2018		July 7, 2019		July 8, 2018
Income tax expense at statutory rate	$2,948	25.8%	$18,715	28.6%	$22,040	25.8%	$46,752	28.9%
One-time, non-cash impact of the Tax Act	—	—%	878	1.3%	—	—%	32,082	19.8%
Termination of interest rate swaps	(2,984)	(26.1)%	—	—%	(2,984)	(3.5)%	—	—%
Release of valuation reserve on state tax losses and credits	(873)	(7.6)%	(1,312)	(2.0)%	(1,023)	(1.2)%	(1,312)	(0.8)%
Release of federal tax liability	(817)	(7.2)%	—	—%	(817)	(1.0)%	—	—%
Stock compensation excess tax expense	(18)	(0.2)%	(1,268)	(1.9)%	(66)	(0.1)%	(2,084)	(1.3)%
Adjustment to state tax provision	—	—%	—	—%	(1,027)	(1.2)%	—	—%
Other	(304)	(2.6)%	321	0.5%	(424)	(0.4)%	460	0.3%
(1)	$(2,048)	(17.9)%	$17,334	26.5%	$15,699	18.4%	$75,898	46.9%
____________________________

(1)	Percentages may not add due to rounding.

JACK IN THE BOX INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

10.	RETIREMENT PLANS
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
Net periodic benefit cost — The components of net periodic benefit cost in each period were as follows (in thousands):

	Quarter		Year-to-date
	July 7, 2019	July 8, 2018	July 7, 2019	July 8, 2018
Defined benefit pension plans:
Interest cost	$5,286	$5,159	$17,619	$17,198
Service cost	—	114	—	379
Expected return on plan assets (1)	(6,077)	(6,108)	(20,257)	(20,360)
Actuarial loss (2)	914	1,124	3,046	3,745
Amortization of unrecognized prior service costs (2)	27	34	89	113
Net periodic benefit cost	$150	$323	$497	$1,075
Postretirement healthcare plans:
Interest cost	$229	$220	$766	$734
Actuarial gain (2)	(37)	(6)	(122)	(20)
Net periodic benefit cost	$192	$214	$644	$714

___________________________

(1)	Determined as of the beginning of the year based on a return on asset assumption of 6.2%.

(2)	Amounts were reclassified from accumulated OCI into net earnings as a component of “Other pension and post-retirement expenses, net.”
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
Future cash flows — Our policy is to fund our plans at or above the minimum required by law. As of January 1, 2018, the date of our last actuarial funding valuation, there was no minimum contribution funding requirement. Details regarding 2019 contributions are as follows (in thousands):

	SERP	Postretirement Healthcare Plans
Net year-to-date contributions	$4,213	$913
Remaining estimated net contributions during fiscal 2019	$800	$500

We continue to evaluate contributions to our Qualified Plan based on changes in pension assets as a result of asset performance in the current market and the economic environment. We do not anticipate making any contributions to our Qualified Plan in fiscal 2019.

JACK IN THE BOX INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

11.	STOCKHOLDERS’ DEFICIT
Summary of changes in stockholders’ deficit — A reconciliation of the beginning and ending amounts of stockholders’ deficit is presented below (in thousands):

	Quarter		Year-to-date
	July 7, 2019	July 8, 2018	July 7, 2019	July 8, 2018
Balance at beginning of period	$(592,514)	$(430,910)	$(591,699)	$(388,130)
Shares issued under stock plans, including tax benefit	453	2,325	696	2,364
Share-based compensation	1,881	1,684	6,589	7,950
Dividends declared	(10,326)	(11,252)	(30,967)	(34,698)
Purchases of treasury stock	—	(100,000)	—	(200,000)
Net earnings	13,189	45,307	72,376	105,102
Other comprehensive income, net of taxes	6,756	2,376	(226)	17,093
Cumulative-effect from a change in accounting principle	—	—	(37,330)	(151)
Balance at end of period	$(580,561)	$(490,470)	$(580,561)	$(490,470)

Repurchases of common stock — In 2019, we have not repurchased any common shares. As of July 7, 2019, there was approximately $101.0 million remaining under the Board-authorized stock buyback program which expires in November 2019.
Repurchases of common stock included in our condensed consolidated statement of cash flows for fiscal 2019 includes $14.4 million related to repurchase transactions traded in the prior fiscal year that settled in 2019.
Dividends — During year-to-date 2019, the Board of Directors declared three cash dividends of $0.40 per common share which were paid on June 14, 2019, March 19, 2019 and December 18, 2018 to shareholders of record as of the close of business on May 29, 2019, March 4, 2019 and December 5, 2018, respectively, and totaled $31.2 million. Future dividends are subject to approval by our Board of Directors.

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

The following table reconciles basic weighted-average shares outstanding to diluted weighted-average shares outstanding (in thousands):

	Quarter		Year-to-date
	July 7, 2019	July 8, 2018	July 7, 2019	July 8, 2018
Weighted-average shares outstanding – basic	25,958	28,042	25,933	28,989
Effect of potentially dilutive securities:
Nonvested stock awards and units	206	215	205	241
Stock options	10	32	10	47
Performance share awards	2	7	2	7
Weighted-average shares outstanding – diluted	26,176	28,296	26,150	29,284
Excluded from diluted weighted-average shares outstanding:
Antidilutive	186	192	186	139
Performance conditions not satisfied at the end of the period	89	67	89	67

JACK IN THE BOX INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

13.	CONTINGENCIES AND LEGAL MATTERS
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
Gessele v. Jack in the Box Inc. — In August 2010, five former employees instituted litigation in federal court in Oregon alleging claims under the federal Fair Labor Standards Act and Oregon wage and hour laws. The plaintiffs alleged that the Company failed to pay non-exempt employees for certain meal breaks and improperly made payroll deductions for shoe purchases and for workers’ compensation expenses, and later added additional claims relating to timing of final pay and related wage and hour claims involving employees of a franchisee. In 2016, the court dismissed the federal claims and those relating to franchise employees. In June 2017, the court granted class certification with respect to state law claims of improper deductions and late payment of final wages. In February 2019, plaintiff’s counsel reduced their earlier demand from $62.0 million to $42.0 million. We have accrued an amount that is not material to our financial statements relating to claims for which we believe a loss is both probable and estimable. We continue to believe that no additional losses are probable beyond this accrual and we cannot estimate a possible loss contingency or range of reasonably possible loss contingencies beyond this accrual. We plan to vigorously defend against this lawsuit. Nonetheless, an unfavorable resolution of this matter in excess of our current accrued loss contingencies could have a material adverse effect on our business, results of operations, liquidity, or financial condition.
Ramirez v. Jack in the Box Inc. — On June 11, 2019, an unfavorable jury verdict was delivered in a wrongful termination lawsuit against the Company in Los Angeles Superior Court. Plaintiff in the case was a restaurant employee who was terminated in 2013. The jury’s verdict included $5.4 million in compensatory damages and $10.0 million in punitive damages. The Company disagrees with the verdict and the damages awarded by the jury and has filed post-trial motions with the trial judge for the purpose of setting aside or significantly reducing damages. The Company intends to appeal the verdict in the event its post-trial motions are unsuccessful and a judgment is entered by the trial court. Pending resolution of the appeals process, the payment of any damages in this matter will be stayed.  During the third quarter of 2019, a charge of $7.1 million was recorded in “Selling, general, and administrative expenses” related to this case, net of any amounts covered by insurance. We continue to believe that no additional losses are probable beyond this accrual, and we cannot estimate a possible loss contingency or range of reasonably possible loss contingencies beyond this accrual.
Other legal matters — In addition to the matter described above, we are subject to normal and routine litigation brought by former or current employees, customers, franchisees, vendors, landlords, shareholders or others. We intend to defend ourselves in any such matters. Some of these matters may be covered, at least in part, by insurance or other third party indemnity obligation. We record receivables from third party insurers when recovery has been determined to be probable. The amount of such receivables recorded at July 7, 2019 was $13.6 million.
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

14.	SUPPLEMENTAL CONSOLIDATED CASH FLOW INFORMATION (in thousands)

	Year-to-date
	July 7, 2019	July 8, 2018
Non-cash investing and financing transactions:
Decrease in obligations for treasury stock repurchases	$14,362	$—
Decrease in obligations for purchases of property and equipment	$5,421	$2,456
Increase in dividends accrued or converted to common stock equivalents	$184	$218
Decrease in capital lease obligations from the termination of equipment and building leases	$41	$3,654
Increase in notes receivable from the sale of company-operated restaurants	$—	$31,160
Equipment capital lease obligations incurred	$—	$78

JACK IN THE BOX INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

15.	SUPPLEMENTAL CONSOLIDATED BALANCE SHEET INFORMATION (in thousands)

	July 7, 2019	September 30, 2018
Accounts and other receivables, net:
Trade	$44,403	$35,877
Notes receivable	1,854	11,480
Due from marketing fund	839	—
Income tax receivable	184	5,637
Other	12,059	6,123
Allowance for doubtful accounts	(1,692)	(1,695)
	$57,647	$57,422
Prepaid expenses:
Prepaid rent	$11,977	$—
Prepaid income taxes	—	4,837
Prepaid advertising	28	4,318
Other	5,479	5,288
	$17,484	$14,443
Other assets, net:
Company-owned life insurance policies	$113,025	$109,908
Deferred rent receivable	49,204	48,372
Franchise tenant improvement allowance	24,328	22,506
Other	28,677	18,480
	$215,234	$199,266
Accrued liabilities:
Insurance	$30,206	$35,405
Payroll and related taxes	24,807	29,498
Deferred franchise fees	4,968	375
Deferred rent income	16,960	1,387
Sales and property taxes	4,097	4,555
Gift card liability	2,109	2,081
Other	41,676	33,621
	$124,823	$106,922
Other long-term liabilities:
Defined benefit pension plans	$66,185	$69,012
Deferred franchise fees	42,063	—
Straight-line rent accrual	29,700	31,762
Other	83,271	92,675
	$221,219	$193,449

16.	SUBSEQUENT EVENTS
Securitized Refinancing Transaction — On July 8, 2019, the Company completed the sale of $575.0 million of its Series 2019-1 3.982% Fixed Rate Senior Secured Notes, Class A-2-I (the “Class A-2-I Notes”), $275.0 million of its Series 2019-1 4.476% Fixed Rate Senior Secured Notes, Class A-2-II (the “Class A-2-II Notes”), and $450.0 million of its Series 2019-1 4.970% Fixed Rate Senior Secured Notes, Class A-2-III (the “Class A-2-III Notes” and, together with the Class A-2-I Notes and Class A-2-II Notes, the “2019 Notes”). Interest payments on the 2019 Notes are payable on a quarterly basis. The anticipated repayment dates of the Class A-2-I Notes, the Class A-2-II Notes and the Class A-2-III Notes are August 2023, August 2026 and August 2029, respectively, unless earlier prepaid to the extent permitted under the indenture that will govern the 2019 Notes. The 2019 Notes were issued in a privately placed securitization transaction.

JACK IN THE BOX INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

In addition, the Company also entered into a purchase agreement under which it will issue up to $150 million of its Series 2019-1 Variable Funding Senior Secured Notes, Class A-1 (the "Class A-1 Notes"), which will allow us to borrow amounts from time to time on a revolving basis.
The net proceeds of the sale of the 2019 Notes were used to retire the Company’s existing senior credit facility and to repay transaction costs related to the transaction. The Company intends to use remaining proceeds for working capital purposes and general corporate purposes, which may include a return of capital to the Company’s equity holders.
Dividends — On August 2, 2019, the Board of Directors declared a cash dividend of $0.40 per common share, to be paid on September 10, 2019 to shareholders of record as of the close of business on August 19, 2019.
Share Repurchases — On August 2, 2019, the Board of Directors authorized an additional $200 million stock buy-back program that expires on November 30, 2020.
Purchase Agreement — On July 25, 2019, the Company completed the purchase of a commercial property in Los Angeles, California, on which an existing company restaurant and another retail tenant are located. The purchase price was $17.3 million and we currently intend to sell the entire property and lease back the parcel on which our company operated restaurant is located within the next 12 months.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
GENERAL
All comparisons between 2019 and 2018 refer to the 12-weeks (“quarter”) and 40-weeks (“year-to-date”) ended July 7, 2019 and July 8, 2018, respectively, unless otherwise indicated.
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

OVERVIEW
As of July 7, 2019, we operated and franchised 2,242 Jack in the Box quick-service restaurants, primarily in the western and southern United States, including one in Guam.
The following summarizes the most significant events occurring year-to-date in fiscal 2019, and certain trends compared to a year ago:

•
Same-store and system sales — System same-store sales are up 0.8% year-to-date as compared with the prior year primarily due to menu price and favorable product mix, partially offset by a decline in transactions. System sales increased $14.5 million, or 0.5%, compared with a year ago primarily due to the net increase in the number of open restaurants.

•
Company restaurant operations — Company restaurant costs as a percentage of company restaurant sales decreased in 2019 to 73.1% from 73.5% a year ago primarily due to the benefit of refranchising units that had lower AUVs than the average for all company restaurants, partially offset by higher costs for labor and other operating expenses.

•	Franchise operations — Excluding the impacts of the adoption of ASC 606 further described below, franchise costs as a percentage of franchise revenues were flat compared to prior year.

•
Restructuring costs — In 2019, we have continued with our plan to reduce our general and administrative costs by revamping our organization and cost structures. Additionally, in the first quarter of fiscal 2019, we began an evaluation of strategic alternatives for the Company (the “Strategic Alternatives Evaluation”). In connection with these activities, we have recorded $6.7 million of restructuring charges in 2019, which includes $5.4 million related to severance costs, and $1.3 million related to the Strategic Alternatives Evaluation. These costs are included in “Impairment and other costs, net” in the accompanying condensed consolidated statements of earnings.

•	Return of cash to shareholders — We returned cash to shareholders in the form of cash dividends. We declared three cash dividends of $0.40 per share totaling $31.2 million.

•	Adjusted EBITDA — Adjusted EBITDA decreased in 2019 to $202.1 million from $210.1 million in 2018.
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
CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS DATA

	Quarter		Year-to-date
	July 7, 2019	July 8, 2018	July 7, 2019	July 8, 2018
Revenues:
Company restaurant sales	35.3%	46.6%	35.4%	53.6%
Franchise rental revenues	28.5%	32.8%	28.7%	28.4%
Franchise royalties and other	18.1%	20.6%	18.0%	18.0%
Franchise contributions for advertising and other services	18.2%	—%	18.0%	—%
Total revenues	100.0%	100.0%	100.0%	100.0%
Operating costs and expenses, net:
Company restaurant costs (excluding depreciation and amortization):
Food and packaging (1)	29.4%	28.5%	28.8%	28.7%
Payroll and employee benefits (1)	29.5%	28.4%	29.5%	28.8%
Occupancy and other (1)	14.1%	15.7%	14.8%	16.1%
Total company restaurant costs (1)	73.0%	72.5%	73.1%	73.5%
Franchise occupancy expenses (excluding depreciation and amortization) (2)	60.6%	60.7%	61.1%	61.0%
Franchise support and other costs (3)	6.7%	7.3%	6.4%	6.3%
Franchise advertising and other services expenses (4)	103.7%	—%	104.0%	—%
Selling, general and administrative expenses	11.0%	10.5%	9.1%	11.6%
Depreciation and amortization	5.8%	7.0%	5.9%	6.7%
Impairment and other charges, net	(1.5%)	1.7%	0.8%	1.5%
Gains on the sale of company-operated restaurants	—%	(15.3)%	—%	(6.2)%
Earnings from operations	21.7%	40.8%	21.1%	28.5%
Income tax rate (5)	(17.9%)	26.5%	18.4%	46.9%
____________________________

(1)	As a percentage of company restaurant sales.

(2)	As a percentage of franchise rental revenues.

(3)	As a percentage of franchise royalties and other.

(4)	As a percentage of franchise contributions for advertising and other services.

(5)	As a percentage of earnings from continuing operations and before income taxes.

The following table summarizes changes in same-store sales for company-owned, franchised, and system-wide restaurants:

	Quarter		Year-to-date
	July 7, 2019	July 8, 2018	July 7, 2019	July 8, 2018
Company	2.8%	0.6%	1.2%	0.5%
Franchise	2.7%	0.5%	0.8%	—%
System	2.7%	0.5%	0.8%	—%
The following table summarizes the year-to-date changes in the number and mix of company and franchise restaurants:

	2019			2018
	Company	Franchise	Total	Company	Franchise	Total
Beginning of year	137	2,100	2,237	276	1,975	2,251
New	—	16	16	1	8	9
Refranchised	—	—	—	(127)	127	—
Closed	—	(11)	(11)	(4)	(15)	(19)
End of period	137	2,105	2,242	146	2,095	2,241
% of system	6%	94%	100%	7%	93%	100%
The following table summarizes the restaurant sales for company-owned, franchised, and total system sales (in thousands):

	Quarter		Year-to-date
	July 7, 2019	July 8, 2018	July 7, 2019	July 8, 2018
Company-owned restaurant sales	$78,434	$87,574	$257,948	$371,149
Franchised restaurant sales (1)	747,398	716,453	2,428,708	2,301,031
System sales (1)	$825,832	$804,027	$2,686,656	$2,672,180
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

Below is a reconciliation of Non-GAAP Adjusted EBITDA to the most directly comparable GAAP measure, net earnings (in thousands):

	Quarter		Year-to-date
	July 7, 2019	July 8, 2018	July 7, 2019	July 8, 2018
Net earnings - GAAP	$13,189	$45,307	$72,376	$105,102
Losses (earnings) from discontinued operations, net of taxes	284	2,826	(2,652)	(19,099)
Income tax (benefit) expense	(2,048)	17,334	15,699	75,898
Interest expense, net	36,494	10,873	67,144	34,066
Gains on the sale of company-operated restaurants	—	(28,676)	(219)	(43,088)
Impairment and other charges, net	(3,256)	3,265	5,567	10,449
Depreciation and amortization	12,786	13,194	42,645	46,306
Amortization of franchise tenant improvement allowances and other	387	232	1,524	497
Adjusted EBITDA - Non-GAAP	$57,836	$64,355	$202,084	$210,131

Company Restaurant Operations
The following table presents company restaurant sales and costs, and restaurant costs as a percentage of the related sales. Percentages may not add due to rounding (dollars in thousands):

	Quarter				Year-to-date
	July 7, 2019		July 8, 2018		July 7, 2019		July 8, 2018
Company restaurant sales	$78,434		$87,574		$257,948		$371,149
Company restaurant costs:
Food and packaging	23,058	29.4%	24,946	28.5%	74,350	28.8%	106,448	28.7%
Payroll and employee benefits	23,121	29.5%	24,875	28.4%	76,163	29.5%	106,911	28.8%
Occupancy and other	11,052	14.1%	13,715	15.7%	38,165	14.8%	59,608	16.1%
Total company restaurant costs	$57,231	73.0%	$63,536	72.5%	$188,678	73.1%	$272,967	73.5%

Company restaurant sales decreased $9.1 million in the quarter, and $113.2 million year-to-date as compared with the prior year primarily driven by a decrease in the number of company restaurants resulting from the execution of our refranchising strategy and, to a lesser extent, by a decrease in traffic, which was more than offset by menu price increases and favorable product mix. The following table presents the approximate impact of these (decreases) increases on company restaurant sales in 2019 (in millions):

	Quarter	Year-to-date
Decrease in the average number of restaurants	$(11.0)	$(116.3)
AUV increase	1.9	3.1
Total change in company restaurant sales	$(9.1)	$(113.2)
Same-store sales at company-operated restaurants increased 2.8% in the quarter and 1.2% year-to-date as compared with the prior year primarily due to menu price increases and favorable product mix, partially offset by a decline in transactions year-to-date. The following table summarizes the change in company-operated same-store sales versus a year ago:

	Quarter		Year-to-date
	July 7, 2019	July 8, 2018	July 7, 2019	July 8, 2018
Average check (1)	2.8%	2.6%	3.2%	2.6%
Transactions	—%	(2.0)%	(2.0)%	(2.1)%
Change in same-store sales	2.8%	0.6%	1.2%	0.5%
____________________________

(1)	Amounts in 2019 include price increases of approximately 2.3% in the quarter and year-to-date. Amounts in 2018 include price increases of approximately 2.6% in the quarter and 2.2% year-to-date.
Food and packaging costs as a percentage of company restaurant sales increased to 29.4% in the quarter and 28.8% year-to-date in 2019, from 28.5% in the quarter and 28.7% year-to-date in 2018. The increases were primarily due to higher commodity costs and changes in product mix, partially offset by menu price increases. Commodity costs increased in the quarter and year-to-date by 2.9% and 1.4%, respectively, compared to a year ago. For fiscal 2019, we currently expect commodity costs to increase by approximately 2% compared with fiscal 2018.
Payroll and employee benefit costs as a percentage of company restaurant sales increased to 29.5% in the quarter and year-to-date in 2019 compared with 28.4% in the quarter, and 28.8% year-to-date in 2018 primarily due to wage inflation resulting from an increase in the minimum wage in certain markets and a highly competitive labor market, and a change in mix of restaurants due to refranchising.
Occupancy and other costs decreased $2.7 million in the quarter and $21.4 million year-to-date in 2019 compared to the prior year, primarily due to a decrease in the average number of restaurants, impacting occupancy and other costs by approximately$2.3 million in the quarter and $22.7 million year-to-date. In the quarter and year-to-date, as a percentage of company restaurant sales, occupancy and other costs decreased to 14.1% and 14.8%, respectively, from 15.7% and 16.1% a year ago due primarily to refranchising and lower maintenance costs, partially offset by higher costs for delivery fees, information technology, and uniforms year-to-date, at the restaurants we continue to operate.

Franchise Operations
The following table presents franchise revenues and costs in each period and other information we believe is useful in analyzing the change in franchise operating results (dollars in thousands):

	Quarter		Year-to-date
	July 7, 2019	July 8, 2018	July 7, 2019	July 8, 2018
Franchise rental revenues	$63,359	$61,622	$208,895	$196,682

Royalties	38,752	36,863	125,407	118,341
Franchise fees and other	1,428	1,924	5,433	6,046
Franchise royalties and other	40,180	38,787	130,840	124,387
Franchise contributions for advertising and other services	40,386	—	131,189	—
Total franchise revenues	$143,925	$100,409	$470,924	$321,069

Franchise occupancy expenses (excluding depreciation and amortization)	$38,371	$37,401	$127,702	$119,987
Franchise support and other costs	2,695	2,829	8,337	7,894
Franchise advertising and other services expenses	41,882	—	136,397	—
Total franchise costs	$82,948	$40,230	$272,436	$127,881
Franchise costs as a percentage of total franchise revenues	57.6%	40.1%	57.9%	39.8%

Average number of franchise restaurants	2,081	2,069	2,084	2,012
% increase	0.6%		3.6%
Increase in franchise-operated same-store sales	2.7%	0.5%	0.8%	—%
Franchised restaurant sales	$747,398	$716,453	$2,428,708	$2,301,031
Franchised restaurant AUVs	$359	$346	$1,166	$1,144
Royalties as a percentage of total franchised restaurant sales	5.2%	5.1%	5.2%	5.1%
Franchise rental revenues increased $1.7 million, or 2.8%, in the quarter and $12.2 million, or 6.2%, year-to-date primarily due to an increase in the number of franchised restaurants and, to a lesser extent, an increase in franchise same-store sales in the quarter. The increase in the number of restaurants leased or subleased from the Company due to our refranchising strategy, contributed additional rental revenues in 2019 of $0.9 million in the quarter and $12.1 million year-to-date.
Franchise royalties and other increased $1.4 million, or 3.6%, in the quarter and $6.5 million, or 5.2%, year-to-date primarily due to an increase in the number of franchise-operated restaurants. Upon adoption of ASC 606 in 2019, franchise fees are now recognized over the franchise term compared to upfront recognition in the prior year.
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
Franchise occupancy expenses, principally rents, increased $1.0 million in the quarter and $7.7 million year-to-date primarily due to a net increase in the average number of franchise-operated restaurants resulting from our refranchising strategy, contributing additional costs of approximately $1.0 million in the quarter and $7.0 million year-to-date.
Depreciation and Amortization
Depreciation and amortization decreased by $0.4 million in the quarter and $3.7 million year-to-date in 2019 as compared with the prior year, primarily due to a decrease in equipment depreciation driven by a decrease in the average number of company-operated restaurants resulting from our refranchising activities in 2018. A decline in depreciation resulting from our franchise building assets becoming fully depreciated also contributed to the decrease.

Selling, General and Administrative (“SG&A”) Expenses
The following table presents the change in 2019 SG&A expenses compared with the prior year (in thousands):

	Increase / (Decrease)
	Quarter	Year-to-date
Insurance	$(5,062)	$(4,542)
Advertising	(1,956)	(6,975)
Technology fees	(1,113)	(3,676)
Cash surrender value of COLI policies, net	(979)	(3,035)
Region administration	(750)	(2,601)
Employee litigation matter	7,110	7,122
Incentive compensation (including share-based compensation and related payroll taxes)	5,208	786
Legal fees	384	1,531
Other (includes transition services income and savings related to our restructuring plan)	1,876	(2,879)
	$4,718	$(14,269)
Insurance costs decreased in 2019 as compared to 2018 primarily due to favorable development factors related to prior year workers’ compensation and general liability claims.
Advertising costs represent company contributions to our marketing fund and are generally determined as a percentage of company-operated restaurant sales. Advertising costs decreased by $2.0 million and $7.0 million for the quarter and year-to-date, respectively, primarily due to a decrease in the number of company-operated restaurants compared to the prior year. Additionally, discretionary marketing fund contributions decreased by $1.5 million for the quarter and $1.3 million year-to-date in 2019.
Upon adoption of ASC 606 in 2019, technology fees and costs are recorded on a gross basis within our condensed consolidated statements of earnings within “Franchise contributions from advertising and other services” and “Franchise advertising and other services expenses.”
The cash surrender value of our Company-owned life insurance (“COLI”) policies, net of changes in our non-qualified deferred compensation obligation supported by these policies, are subject to market fluctuations. The changes in market values had a positive impact of $1.3 million in the quarter and $2.7 million year-to-date in 2019, compared with a positive impact of $0.3 million in the quarter and a negative impact of $0.3 million year-to-date in the prior year.
Region administration costs decreased in 2019 as compared to 2018 due primarily to workforce reductions related to our refranchising efforts.
Employee litigation matter represents costs recorded in 2019 pertaining to an adverse jury verdict. Refer to Note 13, Contingencies and Legal Matters, of the notes to the condensed consolidated financial statements for additional information regarding these charges.
Incentive compensation increased by $5.2 million for the quarter and $0.8 million year-to-date based on higher estimated achievement relative to annual targets compared to the prior year.
Impairment and Other Charges, Net
Impairment and other charges, net is comprised of the following (in thousands):

	Quarter		Year-to-date
	July 7, 2019	July 8, 2018	July 7, 2019	July 8, 2018
Restructuring costs	$(64)	$1,872	$6,722	$4,805
Costs of closed restaurants and other	2,010	378	3,259	3,483
Accelerated depreciation	416	538	1,342	912
(Gains) losses on disposition of property and equipment, net	(5,618)	477	(5,756)	958
Operating restaurant impairment charges	—	—	—	291
	$(3,256)	$3,265	$5,567	$10,449

Restructuring costs decreased by $1.9 million in the quarter and increased by $1.9 million year-to-date, primarily due to timing of initiatives and related employee severance costs. Costs of closed restaurants increased by $1.6 million and decreased $0.2 million in the quarter and year-to-date, respectively, due to an increase in costs related to canceled projects, partially offset year-to-date by a decrease in closed restaurants costs. Gains on disposition of property and equipment, net, increased by $6.1 million and $6.7 million, respectively, primarily due to a $5.7 million gain related to a sale of property in the third quarter of 2019 and a $0.8 million gain related to an eminent domain transaction in the second quarter of 2019. Refer to Note 8, Impairment and Other Charges, Net of the notes to the condensed consolidated financial statements for additional information regarding these charges.
Gains on the Sale of Company-Operated Restaurants
Gains on the sale of company-operated restaurants, net is detailed in the following table (dollars in thousands):

	Quarter		Year-to-date
	July 7, 2019	July 8, 2018	July 7, 2019	July 8, 2018
Number of restaurants sold to franchisees	—	42	—	127
Gains on the sale of company-operated restaurants	$—	$28,676	$219	$43,088
Gains are impacted by the number of restaurants sold and changes in average gains or losses recognized, which primarily relate to the specific sales and cash flows of those restaurants. Gains in 2019 primarily relate to escrow funds released on restaurants sold in prior years. Refer to Note 5, Summary of Refranchisings and Franchisee Development, of the notes to the condensed consolidated financial statements for additional information regarding these gains.
Interest Expense, Net
Interest expense, net is comprised of the following (in thousands):

	Quarter		Year-to-date
	July 7, 2019	July 8, 2018	July 7, 2019	July 8, 2018
Interest expense	$36,561	$11,209	$67,587	$34,491
Interest income	(67)	(336)	(443)	(425)
Interest expense, net	$36,494	$10,873	$67,144	$34,066
Interest expense, net increased $25.6 million in the quarter and $33.1 million year-to-date in 2019 compared with a year ago primarily due to a charge of $23.6 million from the early termination of our interest rate swaps, as well as higher average interest rates which contributed to higher interest expense of approximately $1.4 million and $8.5 million, respectively.
Income Tax (Benefit) Expense
The tax rate in 2019 was (17.9)% in the quarter and 18.4% year-to-date, compared with 26.5% and 46.9%, respectively, in 2018. The major components of the change in tax rates were the non-cash impact of the enactment of the Tax Act in 2018, a decrease in the statutory tax rate, the impact of our interest rate swap termination, the release of valuation reserves on state tax credits and losses, and the release of a federal tax liability due to expiration of the statute of limitations. We expect the fiscal year tax rate to be approximately 20.0%. The final annual tax rate cannot be determined until the end of the fiscal year; therefore, the actual rate could differ from our current estimates. Refer to Note 9, Income Taxes, of the notes to the condensed consolidated financial statements for additional information regarding income taxes.
(Losses) Earnings from Discontinued Operations, Net
As described in Note 3, Discontinued Operations, in the notes to condensed consolidated financial statements, the results of operations from our distribution business and Qdoba have been reported as discontinued operations for all periods presented. Refer to Note 3 for additional information regarding discontinued operations.

LIQUIDITY AND CAPITAL RESOURCES
General
Our primary sources of short-term and long-term liquidity are expected to be cash flows from operations and available financing in place. On July 8, 2019, we completed a refinancing of our existing senior credit facility with a new securitized financing facility, comprised of $1.3 billion of senior fixed-rate term notes and $150 million of variable funding notes as further described below.
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
Based upon current levels of operations and anticipated growth, we expect that cash flows from operations, combined with our new securitized financing facility including our variable funding notes, will be sufficient to meet our capital expenditure, working capital and debt service requirements for at least the next twelve months and the foreseeable future.
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
Cash Flows
The table below summarizes our cash flows from continuing operations (in thousands):

	Year-to-date
	July 7, 2019	July 8, 2018
Total cash provided by (used in):
Operating activities	$116,793	$59,368
Investing activities	950	40,793
Financing activities	(108,001)	(386,405)
Net cash flows	$9,742	$(286,244)
Operating Activities. Operating cash flows in 2019 increased $57.4 million compared with a year ago due to favorable changes in working capital of $83.1 million, primarily due to the timing of payments and spending for advertising expenses ($32.2 million) and lower income tax payments ($40.5 million), partially offset by lower net income adjusted for non-cash items of $25.6 million.
Pension and Postretirement Contributions — Our policy is to fund our pension plans at or above the minimum required by law. As of January 1, 2018, the date of our last actuarial funding valuation, there was no minimum contribution funding requirement for our qualified pension plan. We continue to evaluate contributions to our Qualified Plan based on changes in pension assets as a result of asset performance in the current market and the economic environment. We do not anticipate making any contributions to our Qualified Plan in fiscal 2019. In 2019, we contributed $5.1 million to our non-qualified pension plan and postretirement plans.

Investing Activities. Cash provided by investing activities decreased by $39.8 million compared with a year ago primarily due to lower proceeds received from the sale of company-operated restaurants of $42.4 million, including repayments of notes issued in connection with 2018 refranchising transactions, partially offset by higher proceeds from the sale of property and equipment of $3.8 million.
Capital Expenditures — The composition of capital expenditures in each period follows (in thousands):

	Year-to-date
	July 7, 2019	July 8, 2018
Jack in the Box:
Restaurant facility expenditures	$14,970	$16,343
New restaurants	701	723
Other, including information technology	8,565	5,770
	24,236	22,836
Corporate Services:
Information technology	120	2,773
Other, including facility improvements	685	121
	805	2,894

Total capital expenditures	$25,041	$25,730
We expect fiscal 2019 capital expenditures to be approximately $30.0 million to $35.0 million, excluding purchases of assets held for sale or leaseback. We use sale and leaseback financing to lower the initial cash investment in our restaurants, whenever possible. On July 25, 2019, the Company completed a $17.3 million purchase of a commercial property on which a company operated restaurant is located. We currently intend to sell this property and lease back the parcel on which our company-operated restaurant is located within the next 12 months. Refer to Note 16, Subsequent Events, for further details on this acquisition.
Financing Activities. Cash flows used in financing activities decreased $278.4 million compared with a year ago primarily due to lower stock repurchases of $185.6 million and lower net borrowings of $89.4 million on our senior credit facility.
Securitized Refinancing Transaction — On July 8, 2019, the Company announced that one of our indirect, limited-purpose subsidiaries (the “Master Issuer”) has completed the sale of $575 million of its Series 2019-1 3.982% Fixed Rate Senior Secured Notes, Class A-2-I (the “Class A-2-I Notes”), $275 million of its Series 2019-1 4.476% Fixed Rate Senior Secured Notes, Class A-2-II (the “Class A-2-II Notes”), and $450 million of its Series 2019-1 4.970% Fixed Rate Senior Secured Notes, Class A-2-III (the “Class A-2-III Notes” and, together with the Class A-2-I Notes and Class A-2-II Notes, the “2019 Notes”). Interest payments on the 2019 Notes are payable on a quarterly basis. The anticipated repayment dates of the Class A-2-I Notes, the Class A-2-II Notes and the Class A-2-III Notes are August 2023, August 2026 and August 2029, respectively, unless earlier prepaid to the extent permitted under the indenture that governs the 2019 Notes. The 2019 Notes were issued by the Master Issuer in a privately placed securitization transaction.
The net proceeds of the sale of the 2019 Notes were used to retire the existing senior credit facility and to repay transaction costs related to the transaction. The Company intends to use remaining proceeds for working capital purposes and general corporate purposes, which may include a return of capital to the Company’s equity holders.
In connection with the issuance of the Series 2019-1 Class A-2 Notes, the Master Issuer also entered into a revolving financing facility of Series 2019-1 Variable Funding Senior Secured Notes, Class A-1 (the “Series 2019-1 Class A-1 Notes” and, together with the Series 2019-1 Class A-2 Notes, the “Series 2019-1 Senior Notes”), which allows for the drawing of up to $150 million under the Variable Funding Notes, which includes a letter of credit facility. The Series 2019-1 Class A-1 Notes were issued under the Indenture and allow for drawings on a revolving basis.
The Series 2019-1 Senior Notes were issued in a privately placed securitization transaction pursuant to which most of the Company’s revenue-generating assets, consisting principally of franchise-related agreements, real estate assets, and intellectual property and license agreements for the use of intellectual property, were contributed or otherwise transferred to the Master Issuer and certain other limited-purpose, bankruptcy-remote, wholly-owned indirect subsidiaries of the Company that act as guarantors (the “Guarantors”) of the Series 2019-1 Senior Notes and that have pledged substantially all of their assets (excluding certain real estate assets) to secure the Series 2019-1 Senior Notes.

The Series 2019-1 Senior Notes are subject to a series of covenants and restrictions customary for transactions of this type, including (i) that the Master Issuer maintains specified reserve accounts to be used to make required payments in respect of the Series 2019-1 Senior Notes, (ii) provisions relating to optional and mandatory prepayments and the related payment of specified amounts, including specified make-whole payments in the case of the Series 2019-1 Class A-2 Notes under certain circumstances, (iii) certain indemnification payments in the event, among other things, the assets pledged as collateral for the Series 2019-1 Senior Notes are in stated ways defective or ineffective and (iv) covenants relating to recordkeeping, access to information and similar matters. The Series 2019-1 Senior Notes are also subject to customary rapid amortization events provided for in the Indenture, including events tied to failure to maintain stated debt service coverage ratios, the sum of global gross sales for specified restaurants being below certain levels on certain measurement dates, certain manager termination events, an event of default, and the failure to repay or refinance the Series 2019-1 Class A-2 Notes on the applicable scheduled maturity date. The Series 2019-1 Senior Notes are also subject to certain customary events of default, including events relating to non-payment of required interest, principal, or other amounts due on or with respect to the Series 2019-1 Senior Notes, failure to comply with covenants within certain time frames, certain bankruptcy events, breaches of specified representations and warranties, failure of security interests to be effective, and certain judgments.
Repurchases of Common Stock — We did not repurchase any common shares during 2019. As of July 7, 2019, there was approximately $101.0 million remaining under Board-authorized stock-buyback programs which expires in November 2019. Repurchases of common stock included in our condensed consolidated statement of cash flows for fiscal 2019 includes $14.4 million related to repurchase transactions traded in the prior fiscal year that settled in 2019.
Dividends — During 2019, the Board of Directors declared three cash dividends of $0.40 per common share totaling $31.2 million. Future dividends are subject to approval by our Board of Directors.
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
Contractual Obligations
Due to the refinancing of our long-term debt on July 8, 2019, our contractual obligations have changed materially from those previously disclosed in our Annual Report on Form 10-K for the fiscal year ended September 30, 2018. The following is a summary of future principal and interest payments under our new securitized debt as of July 8, 2019 (in thousands):

	Payments Due by Fiscal Year
	Total	Less than 1 year	1-3 years	3-5 years	After 5 years
Contractual Obligations:
Principal payments	$1,300,000	$9,750	$26,000	$573,688	$690,562
Interest payments	$393,387	$50,586	$113,270	$94,524	$135,007
There have been no material changes to our contractual obligations and commitments outside the ordinary course of business from those disclosed above.
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

•
The securitized debt instruments issued by certain of our wholly-owned subsidiaries have restrictive terms, and any failure to comply with such terms could result in default, which could harm the value of our brand and adversely affect our business.

•
We have a significant amount of debt outstanding that, along with the other contractual commitments, could affect our ability or that of certain of our subsidiaries to meet debt obligations, or could otherwise adversely affect our business.

•
The securitization transaction documents impose certain restrictions on our activities or the activities of our subsidiaries, and the failure to comply with such restrictions could adversely affect our business.

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

ITEM 3.        QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
In connection with the securitized refinancing completed on July 8, 2019, we are only exposed to interest rate risk on borrowings under our $150.0 million variable funding notes. As of July 8, 2019, we had no outstanding borrowings under our variable funding notes. Our fixed rate securitized debt exposes the Company to changes in market interest rates reflected in the fair value of the debt and to the risk that the Company may need to refinance maturing debt with new debt at a higher rate.
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
ITEM 4.        CONTROLS AND PROCEDURES
Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures
Based on an evaluation of the Company’s disclosure controls and procedures (as defined in Rules 13a-15 and 15d-15 of the Securities Exchange Act of 1934, as amended), as of the end of the Company’s quarter ended July 7, 2019, the Company’s Chief Executive Officer and Chief Financial Officer (its principal executive officer and principal financial officer, respectively) have concluded that the Company’s disclosure controls and procedures were effective.

Changes in Internal Control over Financial Reporting
There have been no changes in the Company’s internal control over financial reporting that occurred during the Company’s fiscal quarter ended July 7, 2019 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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
The securitized debt instruments issued by certain of our wholly-owned subsidiaries have restrictive terms, and any failure to comply with such terms could result in default, which could harm the value of our brand and adversely affect our business.
The Series 2019-1 Senior Notes are subject to a series of covenants and restrictions customary for transactions of this type, including (i) that the Master Issuer maintains specified reserve accounts to be used to make required payments in respect of the Series 2019-1 Senior Notes, (ii) provisions relating to optional and mandatory prepayments and the related payment of specified amounts, including specified make-whole payments in the case of the Series 2019-1 Class A-2 Notes under certain circumstances, (iii) certain indemnification payments in the event, among other things, the assets pledged as collateral for the Series 2019-1 Senior Notes are in stated ways defective or ineffective and (iv) covenants relating to recordkeeping, access to information and similar matters. The Series 2019-1 Senior Notes are also subject to customary rapid amortization events provided for in the Indenture, including events tied to failure to maintain stated debt service coverage ratios, the sum of global gross sales for specified restaurants being below certain levels on certain measurement dates, certain manager termination events, an event of default, and the failure to repay or refinance the Series 2019-1 Class A-2 Notes on the applicable scheduled maturity date. The Series 2019-1 Senior Notes are also subject to certain customary events of default, including events relating to non-payment of required interest, principal, or other amounts due on or with respect to the Series 2019-1 Senior Notes, failure to comply with covenants within certain time frames, certain bankruptcy events, breaches of specified representations and warranties, failure of security interests to be effective, and certain judgments.
In the event that a rapid amortization event occurs under the Indenture (including, without limitation, upon an event of default under the Indenture or the failure to repay the securitized debt at the end of the applicable term) which would require repayment of the Series 2019-1 Senior Notes, the funds available to us would be reduced or eliminated, which would in turn reduce our ability to operate and/or grow our business. If our subsidiaries are not able to generate sufficient cash flow to service their debt obligations, they may need to refinance or restructure debt, sell assets, reduce or delay capital investments, or seek to raise additional capital. If our subsidiaries are unable to implement one or more of these alternatives, they may not be able to meet debt payment and other obligations which could have a material adverse effect on our financial condition.

We have a significant amount of debt outstanding. Such indebtedness, along with the other contractual commitments of our Company or its subsidiaries, could adversely affect our business, financial condition and results of operations, as well as the ability of certain of our subsidiaries to meet debt payment obligations.
Under the Indenture, the Master Issuer has $1.3 billion of outstanding debt as of August 7, 2019. Additionally, the Master Issuer has the ability to borrow amounts from time to time on a revolving basis, up to an aggregate principal amount of $150.0 million pursuant to the Series 2019-1 Class A-1 Notes. Under the prior credit facility that was terminated on July 8, 2019, we had outstanding borrowings of $304.4 million under the term loan, $707.4 million under the revolving credit facility, and unused borrowing capacity of $162.7.
This level of debt could have certain material adverse effects on the Company, including but not limited to:

•
our available cash flow in the future to fund working capital, capital expenditures, acquisitions, and general corporate or other purposes could be impaired, and our ability to obtain additional financing for such purposes is limited;

•	a substantial portion of our cash flows could be required for debt service and, as a result, might not be available for our operations or other purposes;

•
any substantial decrease in net operating cash flows or any substantial increase in expenses could make it difficult for us to meet our debt service requirements or could force us to modify our operations or sell assets;

•	our ability to operate our business and our ability to repurchase stock or pay cash dividends to our stockholders may be restricted by the financial and other covenants set forth in the Indenture;

•	the variable interest rate on the $150 million of Series 2019-1 Class A-1 Notes subjects us to an increased sensitivity to interest rate increases on indebtedness;

•	our ability to withstand competitive pressures may be decreased; and

•	our level of indebtedness may make us more vulnerable to economic downturns and reduce our flexibility in responding to changing business, regulatory, and economic conditions.
The ability to meet payment and other obligations under the debt instruments of our subsidiaries depends on our ability to generate significant cash flow in the future. This, to some extent, is subject to general economic, financial, competitive, legislative, regulatory and other factors beyond our control as described in our Annual Report on Form 10-K. Our business may not generate cash flow from operations, and there can be no assurances that future borrowings will be available to us in an amount sufficient to enable our subsidiaries to meet our debt payment obligations and to fund other liquidity needs. If our subsidiaries are not able to generate sufficient cash flow to service our debt obligations, our subsidiaries may need to refinance or restructure debt, sell assets, reduce or delay capital investments, or seek to raise additional capital. If our subsidiaries are unable to implement one or more of these alternatives, they may not be able to meet debt payment and other obligations, which could have a material adverse effect on our financial condition.
In addition, we may incur additional indebtedness in the future. If new debt or other liabilities are added to our current consolidated debt levels, the related risks that it now faces could intensify.
The securitization transaction documents impose certain restrictions on our activities or the activities of our subsidiaries, and the failure to comply with such restrictions could adversely affect our business.
The Indenture and the management agreement entered into between certain of our subsidiaries and the Indenture trustee (the “Management Agreement”) contain various covenants that limit our and our subsidiaries’ ability to engage in specified types of transactions. For example, the Indenture and the Management Agreement contain covenants that, among other things, restrict, subject to certain exceptions, the ability of certain subsidiaries to:

•	incur or guarantee additional indebtedness;

•	sell certain assets;

•	alter the business conducted by our subsidiaries;

•	create or incur liens on certain assets to secure indebtedness; or

•	consolidate, merge, sell or otherwise dispose of all or substantially all of the assets held within the securitization entities.
As a result of these restrictions, we may not have adequate resources or the flexibility to continue to manage the business and provide for growth of the Jack in the Box system, including product development and marketing for the Jack in the Box brand, which could adversely affect our future growth prospects, financial condition, results of operations and liquidity.

ITEM 2.        UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Stock Repurchases — We have not repurchased any shares of our common stock in 2019. As of July 7, 2019, there was approximately $101.0 million remaining under Board-authorized stock-buyback programs which expire in November 2019.

ITEM 3.        DEFAULTS UPON SENIOR SECURITIES
None.
ITEM 4.        MINE SAFETY DISCLOSURES
Not applicable.

ITEM 5.        OTHER INFORMATION
Effective, August 2, 2019, the Board of Directors approved the Amended and Restated Bylaws of the Company, which were updated to provide for gender-neutral references and to clarify the roles and responsibilities of the position of the President of the Company in the event that the company shall designate a President of the Company.
The foregoing summary does not purport to be complete and is subject to, and qualified in its entirety by reference to, the complete copy of the Amended and Restated Bylaws, which has been filed as Exhibit 3.1, hereto and is hereby incorporated herein by reference.  Interested parties should read the document in its entirety.

ITEM 6.        EXHIBITS

Number	Description	Form	Filed with SEC
3.1	Amended and Restated Bylaws, dated August 2, 2019.	—	Filed herewith
4.1	Base Indenture, dated as of July 8, 2019, by and between Jack in the Box Funding, LLC, as Master Issuer, and Citibank, N.A., as Trustee and Securities Intermediary.	8-K	7/8/2019
4.2
Series 2019-1 Supplement to Base Indenture, dated as of July 8, 2019, by and between Jack in the Box Funding, LLC, as Master Issuer of the Series 2019-1 fixed rate senior secured notes, Class A-2, and Series 2019-1 variable funding senior notes, Class A-1, and Citibank, N.A., as Trustee and Series 2019-1 Securities Intermediary.

		8-K	7/8/2019
10.1
Class A-1 Note Purchase Agreement, dated as of July 8, 2019, by and among Jack in the Box Funding, LLC, as Master Issuer, each of Different Rules, LLC, Jack in the Box Properties, LLC and Jack in the Box SPV Guarantor, LLC, as Guarantors, Jack in the Box Inc. as Manager, the conduit investors party thereto, the financial institutions party thereto, certain funding agents, and Coöperatieve Rabobank, U.A., New York Branch, as L/C Provider, Swingline Lender and Administrative Agent.
		8-K	7/8/2019
10.1.19
Fifth Amendment, dated as of May 1, 2019, by and among Jack in the Box Inc., the Guarantors party thereto, Wells Fargo Bank, National Association, as administrative agent, and the lenders party thereto
		8-K	5/2/2019
10.2
The Guarantee and Collateral Agreement, dated July 8, 2019, by and among Jack in the Box SPV Guarantor, LLC, Different Rules, LLC, and Jack in the Box Properties, LLC, each as a Guarantor and Citibank, N.A., as Trustee.
		8-K	7/8/2019
10.3
Management Agreement, dated as of July 8, 2019, by and among Jack in the Box Funding, LLC, as Master Issuer, certain subsidiaries of Jack in the Box Funding, LLC party thereto, Jack in the Box Inc., as Manager, and Citibank, N.A., as Trustee.
		8-K	7/8/2019
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	—	Filed herewith
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	—	Filed herewith
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	—	Filed herewith
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	—	Filed herewith
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

JACK IN THE BOX INC.

By:	/S/ LANCE TUCKER
Lance Tucker
Executive Vice President and Chief Financial Officer (principal financial officer) (Duly Authorized Signatory)
Date: August 8, 2019